Form 10-K
period 1993-12-31
DOVER CORP
filed 1994-03-30
CIK 29905

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-K



          Annual Report Pursuant to Section 13 or 15(d) of the
/X/       Securities Exchange Act of 1934

For the fiscal year ended December 31, 1993

          Transaction Report Pursuant to Section 13 or 15(d) of the
/ /       Securities Act of 1934


                           Commission File No. 1-4018

                               DOVER CORPORATION
             (Exact name of Registrant as specified in its charter)

       Delaware                            53-0257888
(State of Incorporation)     (I.R.S. Employer Identification No.)

280 Park Avenue, New York, NY         10017
(Address of principal executive    (Zip Code)
offices)

Registrant's telephone number, including area code
(212) 922-1640

Securities registered pursuant to Section 12(b) of the Act:

                                  Name of each exchange
    Title of each class             on which registered

Common Stock, par value $1.       New York Stock Exchange

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months with the Commission and (2) has been
subject to such filing requirements for the past ninety days.  Yes  X   No   .
                                                                   ---     --

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this
Form 10-K or any amendment to this Form 10-K.   X
                                               ---

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of February 28, 1994 was $3,236,712,089.

The number of outstanding shares of the Registrant's common stock as of February 28, 1994 was 57,179,870.


DOCUMENTS INCORPORATED BY REFERENCE

Parts I, II, and IV  -    Certain portions of the Annual Report to
                          Stockholders for Fiscal  Year Ended December 31,
                          1993 (the "1993  Annual Report").

Part III             -    Certain portions of the Proxy Statement for Annual
                          Meeting to be held on April 26, 1994 (the "1994
                          Proxy Statement").

                                     PART I

Item 1.  BUSINESS

General

        Dover Corporation ("Dover" or the "Company") was originally incorporated in 1947 in the State of Delaware and commenced operations as a public company in 1954 with four operating divisions, engaged primarily in the manufacture of metal fabricated industrial products. Primarily through acquisitions, the Company has grown to encompass over 60 different businesses which fabricate, install and service elevators, and manufacture a broad range of specialized industrial products and electronic components and sophisticated manufacturing equipment. The primary criteria for Dover operating companies is that they strive to be the market leader in their respective market, meeting customer needs with superior products and services with appropriate increased compensation, while achieving long-term earnings growth, high cash flow and superior return on stockholders' equity.

        The Company's businesses are divided into five business segments.
Dover Elevator manufacturers, sells, installs and services elevators primarily in North America. Dover Resources manufactures products primarily to serve the automotive, fuel handling and service and petroleum industries. Dover Industries makes products for use in the waste handling, bulk transport, automotive service, commercial food service and machine tool industries. Dover Technologies builds primarily sophisticated automated electronic assembly equipment and to a lesser degree specialized electronic components. Dover Diversified builds heat transfer equipment, larger power generation, sophisticated assembly and production machines, as well as sophisticated products and control systems for use in the defense, aerospace and commercial building industries. Dover sells its products and services both directly and through various distributors, sales and commission agents and manufacturers representatives, in all cases consistent generally with the custom of the industry and market being served. For more information on these segments and their products, sales, markets served, earnings before tax and total assets for the six years ended December 31, 1993, see pages 6 through 16 of the 1993 Annual Report, which are hereby incorporated by reference.

        During the past five years, Dover has spent approximately $550 million on acquisitions of which $321 million was expended in 1993. For more detail regarding acquisitions, see pages 1 through 5 of the 1993 Annual Report as well as Note 2 to the Consolidated Financial Statements on pages 21-22 of the 1993 Annual Report, which are hereby incorporated by reference.

Raw Materials

        Dover's operating companies use a wide variety of raw materials, primarily metals, semi-processed or finished components, which are generally available from a number of sources. Temporary shortages may occur occasionally, but have not resulted in business interruptions or major problems, nor are any such problems anticipated.

Research and Development

        Dover's operating companies are encouraged to develop new products as well as upgrade and improve existing products to satisfy customer needs, expand sales opportunities and improve product reliability and reduce production costs. During 1993, approximately $60 million was spent on research and development, compared with $68 million and $62 million in 1992 and 1991, respectively.

        Dover holds or is licensed to use a substantial number of U.S. patents covering a number of its product lines, and to a far lesser degree patents in certain foreign countries where it conducts business. Dover licenses some of its patents to other companies for which it collects royalties which are not significant. These patents have been obtained over a number of years and expire at various times. Although patents in the aggregate are important to Dover, the loss or expiration of any one patent or group of patents would not materially affect Dover or any of its segments. Where patents have expired, Dover believes that its commitment to leadership in continuous engineering improvements, manufacturing techniques, and other sales, service and marketing efforts are significant to maintaining its general market leadership position.

Trademarks and Tradenames

        Several of the Company's products are sold under various trademarks and tradenames owned or licensed by the Company. Among the most significant are:
Dover, Heil, Norris, Universal, DEK, Brown & Sharpe, Marathon, OPW, Duncan, Blackmer, Rotary Lift, Groen, Annubar, Sargent, A-C Compressor and Tipper Tie.

Seasonality

        Dover's operations are generally not seasonal.

Customers

        Dover's businesses serve thousands of customers, no one of which accounted for more than 10% of sales. Within each of the five segments, no customer accounted for more than 10% of segment sales.

Backlog

        Backlog generally is not considered a significant factor in Dover's businesses, as most products have relatively short delivery periods. The only exceptions are in those businesses which produce larger and more sophisticated machines, or have long-term government contractor subcontracts, particularly in the Diversified Group (Belvac, A-C Compressor, Sargent Controls and Sargent Technologies) and the Technologies Group (Universal).

        Total Company backlog as of December 31, 1993 and 1992 was $710,977,000 and $606,681,000 respectively.

Competition

        Dover's competitive environment is complex because of the wide diversity of products manufactured and markets served. In general, Dover companies are market leaders which compete with only a few companies. In addition, since most of Dover's manufacturing operation are in the United States, Dover usually is a more significant competitor domestically than in foreign markets. There are some exceptions.

        In the Elevator segment, Dover competes for the manufacture and installation of elevators with a few generally large multinational competitors and maintains a strong domestic position. For service work, there are numerous local, regional and national competitors.

        In the Technologies segment, Dover competes globally against a few very large companies, primarily based in Japan or Europe. Within the other three segments, there are a few companies whose markets and competition are international, particularly Wittemann, AOT, Tipper Tie and Belvac.

International

        For foreign sales and assets, see Note 3 to the Consolidated Financial Statements on page 22 of the 1993 Annual Report and information about the Company's Operations in Different Geographic Areas on page 27 of the 1993 Annual Report, which are incorporated herein by reference. Export sales of domestic operations were $392 million in 1993 and $432 million in 1992.

        Although international operations are subject to certain risks, such as price and exchange rate fluctuations and other foreign governmental restrictions, Dover intends to increase its expansion into foreign markets, particularly with respect to its elevator business, as domestic markets mature.

        The countries where most of Dover's foreign subsidiaries and affiliates are based are Canada, Great Britain and Germany.

Environmental Matters

        Dover believes its operations generally are in substantial compliance with applicable regulations. In some instances, particular plants and businesses have been the subject of administrative and legal proceedings with governmental agencies relating to the discharge or potential discharge of materials. Where necessary, these matters have been addressed with specific consent orders to achieve compliance. Dover believes that continued compliance will not have any material impact on the Company's financial position going forward and will not require significant capital expenditures beyond normal requirements.

Employees

        The Company had approximately 20,500 employees as of December 31, 1993.

Item 2.  DESCRIPTION OF PROPERTY

The number, type, location and size of the Company's properties are shown on the following charts, by segment.


                     Number and Nature of
                        Facilities                   Square Footage
                   ------------------------             (000's)
                            Ware-   Sales/          ----------------
Segment            Mfg.     house   Service         Owned     Leased
- -------            ---      -----   -------         -----     ------
Elevator            7         9      194            393     1,941
Resources          40        23       17          1,741       410
Diversified        17         2       20          1,186       265
Industries         31         7       20          2,757       208
Technologies       18         -       11            679       431

                         Locations
                ---------------------------
                North
               American     Europe    Other
               --------     ------    -----
Elevator          174        36        -
Resources          68        10        2
Diversified        38         1        -
Industries         44        14        -
Technologies       18         6        5

        The facilities are generally well maintained and suitable for the operations conducted and their productive capacity is adequate for current needs.

Item 3.  LEGAL PROCEEDINGS

        Dover is party to a number of legal proceedings arising out of the normal course of its businesses. In general, most claims arise in connection with activities of its Elevator segment operations and certain of its other businesses which make products used by the public. In recent years, Dover has also been involved with the Internal Revenue Service regarding tax assessments for the eight years ended December 31, 1989 and certain patent litigation. In addition, matters have arisen under various environmental laws, as well as under local regulatory compliance agencies. For a further description of such matters, see Note 13 to the Consolidated Financial Statements on page 26 of the 1993 Annual Report, which is incorporated herein by reference.

        Based on insurance availability, established reserves and periodic reviews of those matters, management is of the opinion that the ultimate resolution of current pending claims and known contingencies should not have a material adverse effect on Dover's financial position taken as a whole.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY
              HOLDERS

         Not applicable.

         EXECUTIVE OFFICERS OF THE REGISTRANT

         All officers are elected annually at the first meeting of the Board of Directors following the annual meeting of stockholders and are subject to removal at any time by the Board of Directors. The executive officers of Dover as of March 11, 1994, and their positions with the Company for the past five years are as follows:

                                                     Present Position
Name                             Age                 & Responsibility
- ----                             ---                 ----------------
Gary L. Roubos                   57                  Chairman (since August 1989) and Chief Executive Officer and Director;
                                                     previously President (through May 1993).

Thomas L. Reece                  51                  President and Director (since May 1993); previously President of Dover
                                                     Resources, Inc.

Edward J. Kata                   51                  Vice President-Development

John F. McNiff                   51                  Vice President-Finance and Treasurer

Robert G. Kuhbach                46                  Vice President, General Counsel and Secretary (since May 1993); prior to joining Dover, Mr. Kuhbach was Senior Vice President (later Executive Vice
                                                     President and a Director), Secretary and General Counsel

                                                     (through February 1992) of Sudbury, Inc., a Cleveland, Ohio industrial products company.

Alfred Suesser                   61                  Controller

John B. Apple                    59                  Vice President and President of Dover Elevator International, Inc.

Lewis E. Burns                   55                  Vice President, Director and President of Dover Industries, Inc.

Rudolf J. Herrmann               43                  Vice President (since November 1993) and President of Dover Resources, Inc.
                                                     (since May 1993); prior thereto, Mr. Herrmann was President of Rotary Lift division of Dover Industries, Inc.

John E. Pomeroy                  52                  Vice President (since November, 1993) and President of Dover Technology
                                                     International, Inc.

Jerry W. Yochum                  55                  Vice President and President of Dover Diversified, Inc.


                                    PART II

Item 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK
         AND RELATED SECURITY HOLDER MATTERS

         The principal market in which the Company's Common Stock is traded is the New York Stock Exchange. Information on the high and low prices of such stock and the frequency and the amount of dividends paid during the last two years, is set forth on Page 32 of the 1993 Annual Report and incorporated herein by reference.

         The number of holders of record of the Registrant's Common Stock as of February 28, 1994 is approximately 3,100.

Item 6.  SELECTED FINANCIAL DATA

         The information for the years 1983 through 1993 is set forth in the Annual Report on pages 30 and 31 and is incorporated herein by reference.

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The information set forth in the Annual Report on pages 28 and 29 is incorporated herein by reference.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The information set forth in the Annual Report on pages 17 through 27 is incorporated herein by reference.

Item 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL
         DISCLOSURE

         Not applicable.

                                    PART III

Item 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

           The information with respect to the directors of the Company required to be included pursuant to this Item 10 is included under the caption "Election of Directors" in the 1994 Proxy Statement relating to the 1994 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission (the "Commission") pursuant to Rule 14a-6 under the Securities Exchange Act of 1934, as amended, and is incorporated in this Item 10 by reference. The information with respect to the executive officers of the Company required to be included pursuant to this Item 10 is included under the caption "Executive Officers of the Company" in Part I of this Annual Report on Form 10-K.

Item 11.   EXECUTIVE COMPENSATION

           The information with respect to executive compensation required to be included pursuant to this Item 11 is included under the caption "Compensation" in the 1994 Proxy Statement and is incorporated in this Item 11 by reference.

Item 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT

           The information regarding security ownership of certain beneficial owners and management that is required to be included pursuant to this Item 12 is included under the captions "General" and "Security Ownership" in the 1994 Proxy Statement and is incorporated in this Item 12 by reference.

Item 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

           The information with respect to any reportable transaction, business relationship or indebtedness between the Company and the beneficial owners of more than 5% of the Common Stock, the directors or nominees for director of the Company, the executive officers of the Company or the members of the immediate families of such individuals that is required to be included pursuant to this Item 13 is included under the caption "Election of Directors" in the 1994 Proxy Statement and is incorporated in this Item 13 by reference.

                                    PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
          AND REPORTS ON FORM 8-K

     (a)(1).  Financial Statements

        The following consolidated financial statements of Dover Corporation and its subsidiaries are set forth in the 1993 Annual Report, which financial statements are incorporated herein by reference:

              (A)  Independent Auditors' Report.

              (B) Consolidated balance sheets as of December 31, 1993, 1992 and 1991.

              (C) Consolidated statements of earnings for the years ended December 31, 1993, 1992 and 1991.

              (D) Consolidated statements of retained earnings for the years ended December 31, 1993, 1992 and 1991.

              (E) Consolidated statements of cash flows for the years ended December 31, 1993, 1992 and 1991.

              (F)  Notes to consolidated financial statements.

        (2)  Financial Statement Schedules

        The following financial statement schedules are included in Part IV of this report:

        Independent Auditors' Report on Schedules and Consent
                    II -  Amounts Receivable from Related
                          Parties and Underwriters, Promoters and
                          Employees Other than Related Parties
                  VIII  - Valuation and Qualifying Accounts
                    IX  - Short-term Borrowings
                     X  - Supplementary Income Statement
                          Information

        All other schedules are not required and have been omitted.

        (b) No reports on Form 8-K have been filed during the fourth quarter of the fiscal year ended December 31, 1993.

        (c)  Exhibits:

              (13) Dover's Annual Report to Stockholders for its fiscal year ended December 31, 1993.

              (21)    Subsidiaries of Dover.

              (23) Independent Auditors' consent. (See Independent Auditors' Report on Schedules and Consent)

              (24)    Powers of Attorney.



                                   SIGNATURES

              Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             DOVER CORPORATION

                                                 Gary L. Roubos
                                             By: ------------------------
                                                 Gary L. Roubos
                                                 Chairman


                                                  Date:  March 29, 1994

              Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature                          Title                            Date
- ---------                          -----                            ----
Gary L. Roubos
- ---------------------
Gary L. Roubos               Chairman, Chief Executive
                             Officer and Director
                             (Principal Executive
                             Officer)                           March 29, 1994


John F. McNiff
- ----------------------
John F. McNiff               Treasurer
                             (Principal Financial
                             Officer)                           March 29, 1994

Alfred Suesser
- ----------------------
Alfred Suesser               Controller                         March 29, 1994
                             (Principal Accounting
                             Officer)

Thomas L. Reece
- ---------------------
Thomas L. Reece              President, Chief
                             Operating Officer and
                             Director                           March 29, 1994


Magalen O. Bryant
- ---------------------
Magalen O. Bryant            Director*                          March 29, 1994


Lewis E. Burns
- ---------------------
Lewis E. Burns               Director*                          March 29, 1994


Michael C. Devas
- ---------------------
Michael C. Devas             Director*                          March 29, 1994


John F. Fort
- ---------------------
John F. Fort                 Director*                          March 29, 1994


James L. Koley
- ---------------------
James L. Koley               Director*                          March 29, 1994


George L. Ohrstrom
- ---------------------
George L. Ohrstrom           Director*                          March 29, 1994


Anthony J. Ormsby
- ---------------------
Anthony J. Ormsby            Director*                          March 29, 1994


David G. Thomas
- ---------------------
David G. Thomas              Director*                          March 29, 1994


        Robert G. Kuhbach
*  By -------------------------
        Robert G. Kuhbach
        Attorney-in-Fact

            INDEPENDENT AUDITORS' REPORT ON SCHEDULES AND CONSENT



The Board of Directors and Shareholders
Dover Corporation:


Under date of February 22, 1994, we reported on the consolidated balance sheets of Dover Corporation and subsidiaries as of December 31, 1993, 1992 and 1991 and the related consolidated statements of earnings, retained earnings, and cash flows of the years then ended, as contained in the 1993 annual report to stockholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form
10-K for the year 1993. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related financial statement schedules listed in answer to Part IV, item 14(A)2 of Form 10-K. These financial statement schedules are the responsibility of the Company's management. Our responsibility is the express an opinion on these financial statement schedules based on our audits.

In our opinion, such financial statement schedules when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

In addition, we consent to the incorporation by reference of our above-mentioned report dated February 22, 1984 in the Registration Statement
(No. 2-58037) on Form S-8 (1974 Incentive Stock Option Plan) in the Registration Statement (No. 33-11229) on Form S-8 the Prospectus dated
January 28, 1987 (1984 Incentive Stock Option Plan) and in the Registration Statement (No. 2-91561) on Form S-8 dated July 1, 1984 to the Dover Corporation Employee Savings and Investment Plan. We also consent to the reference to our firm under the heading "Financial Statements and Experts" in the Prospectuses.


                                             KPMG Peat Marwick



New York, New York
March 29, 1994

                                                                     SCHEDULE II

                       DOVER CORPORATION AND SUBSIDIARIES

                    Amounts Receivable from Related Parties
                        and Underwriters, Promoters, and
                      Employees Other Than Related Parties

                  Years ended December 31, 1993, 1992 and 1991





                                                         Balance at                                         Balance
                                                          beginning                                         at close
                                                           of year       Additions         Deductions       of year
                                                           -------       ---------         ----------       -------
                                                                                (000's omitted)
Year ended December 31, 1993:
    Lawrence F. Gray, Sr. (1)                               $  --            117                 --            $ 117

Year ended December 31, 1992:
    John R. Ditterline (2)                                  $ 195             --              $ 100            $  95

Year ended December 31, 1991:
    John R. Ditterline (2)                                  $ 195             --                 --            $ 195



Notes:
    (1) Unsecured loan to employee, payable on demand, bearing interest at 4.16%.

    (2) Loan to employee for purchase of residence, payable on demand, bearing interest at 8.75%, secured by residence.

                                                                   SCHEDULE VIII

                       DOVER CORPORATION AND SUBSIDIARIES

                       Valuations and Qualifying Accounts

                     Years ended December 31, 1992 and 1991




                                                          Additions
                                       Balance at         charged to                         Balance
                                       beginning          cost and                          at close
                                        of year            expense         Deductions        of year
                                        -------            -------         ----------        -------
                                                               (000's omitted)
Year ended December 31, 1993:
    Allowance for doubtful accounts       9,753             5,546           5,100(1)          10,199
                                          =====             =====           =====             ======

Year ended December 31, 1992:
    Allowance for doubtful accounts      $9,746             5,316           5,309(1)           9,753
                                          =====             =====           =====              =====

Year ended December 31, 1991:
    Allowance for doubtful accounts       8,250             7,214           5,718(1)           9,746
                                          =====             =====           =====              =====





Notes:
    (1) Represents uncollectible accounts written off and reductions of prior years over provision less recoveries of accounts previously written off, net of additions and deductions relating to acquired and divested companies.

                                                                     SCHEDULE IX


                       DOVER CORPORATION AND SUBSIDIARIES

                             Short-Term Borrowings

                  Years ended December 31, 1993, 1992 and 1991


                                                                 Maximum           Average      Weighted
                                                  Weighted        amount           amount       average
                                   Balance        average      outstanding       outstanding interest rate
Catagory of aggregate              at end         interest      during the       during the    during the
short-term borrowings             of period         rate        period (1)       period (2)    period (3)
- ---------------------             ---------         ----        ----------       ----------    ----------
                                                             (000's omitted)
Year ended 12/31/93:
   Payable to holders
   of commercial paper            $ 424,825(4)      3.34%       $ 424,825        $ 304,179        3.32%

Year ended 12/31/92:
   Payable to holders
   of commercial paper            $ 220,000         3.69%       $ 234,000        $ 194,888        3.84%

Year ended 12/31/91:
   Payable to holders
   of commercial paper            $ 126,000         4.81%       $ 275,000        $ 185,592        6.21%


Notes:
  (1)  Represents maximum amount outstanding at any month-end.

  (2)  Average of 13 month-end balances (including December of previous year).

  (3) Weighted average of interest rates on all commercial paper outstanding at month-end.

  (4)  Includes $250,000 classified as long-term debt.

                                                                      SCHEDULE X

                       DOVER CORPORATION AND SUBSIDIARIES

                   Supplementary Income Statement Information

                  Years ended December 31, 1993, 1992 and 1991




                                                             Charged to costs and expenses
                                                             -----------------------------
                                                             1993        1992         1991
                                                             ----        ----         ----
                                                                   (000's omitted)
Maintenance and repairs                                       *           *            *
Amortization of tangible assets                            $ 26,062    $ 23,749     $ 29,810
Taxes, other than income taxes and payroll taxes              *           *            *
Royalties                                                     *           *            *
Advertising costs                                             *           *            *



Notes:
   *  Amounts not shown are not in excess of 1% of total sales.

                                  EXHIBIT INDEX


                                                                     Page
(3)(a)  Restated Certificate of Incorporation
        and Amendments thereto filed as an
        Exhibit 3(a) to Form 10-K for year ended
        December 31, 1989 is incorporated by
        reference.

   (b) By-laws, as amended, filed as an Exhibit to Quarterly Report on Form 10-Q for period ended September 30, 1993 is incorporated by reference.

(10)    (a) 1984 Incentive Stock Option and
        Cash Performance Program filed as an
        Exhibit 10(a) to Annual Report on Form 10-K for year ended December 31, 1984 is incorporated by reference.

        (b) Employee Savings and Investment Plan filed as an Exhibit 4.1 to Form S-8 filed under Securities Act of 1933 (Reg. 2-91561) is incorporated by reference.

(13) Dover's Annual Report to Stockholders for its fiscal year ended December 31, 1993.

(21)    Subsidiaries of Dover.

(23)    Independent Auditors' Consent. (See Independent
        Auditors' Report on Schedules and Consent)

(24)    Powers of Attorney