Form 10-Q
period 1994-03-31
DOVER CORP
filed 1994-04-25
CIK 29905

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                   FORM 10-Q



          Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


For three months ended March 31, 1994                 Commission File No. 1-4018


                               DOVER CORPORATION
             (Exact name of Registrant as specified in its charter)




          Delaware                                  53-0257888
(State of Incorporation)                    (I.R.S. Employer Identification No.)

280 Park Avenue, New York, NY                       10017
(Address of principal executive offices)          (Zip Code)



Registrant's telephone number, including area code:  (212) 922-1640



Indicate by checkmark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days.  Yes X   NO____



The number of shares outstanding of the Registrant's common stock as of the close of the period covered by this report was 57,198,697.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS



(1)  Material changes in consolidated financial condition:

     The Company's liquidity decreased during the first quarter of 1994 as compared with the position at December 31, 1993.

     Working capital decreased from $307.8 million at the end of last year to $254.2 million at March 31, 1994. The $53.6 million decrease reflects positive cash flow during the quarter net of $104.4 million paid for acquisitions.

     As a result of acquisition expenditures, Dover Corporation ended the quarter with net debt of $405 million representing 31% of total capital. The company does not anticipate finding sufficient opportunities to maintain the strong acquisition pace of the past three quarters during the balance of 1994.

(2)  Material changes in results of operations:

     The Company earned $.74 in the first quarter ended March 31, an increase of 25% from the $.59 reported last year. Sales advanced 20% to $681 million and net income rose 26% to $42.6 million. Sales, net income and EPS were at record levels for a first quarter.

     All five of Dover's market segments showed operating profit increases ranging from 12% to 79% and aggregating 35%.

     The financial gains over prior year reflect a combination of internal growth and the positive impact of Dover's 1993 acquisition program in which approximately $320 million was spent to acquire 13 businesses and product lines. Companies acquired in 1993 added approximately $.09 to 1994's first quarter EPS. However, the results for 1993's first quarter included $.02 per share earned by DOVatron which was spun-off to shareholders of Dover in May of last year. The net impact of both the 1993 acquisitions and the DOVatron divestment accounted for $67 million of Dover's $114 million increase in first quarter sales.

     Dover continued its acquisition effort in the first quarter adding three new companies and a new product line. Dover Resources purchased Midland Manufacturing (valves and safety devices for rail tank cars and for barges) in early January as previously announced. De-Sta-Co (part of Dover Resources) added the pneumatic cylinder product line of the Rantom, Inc. In late March, Tranter (part of Dover Diversified) purchased Heat Transfer Technologies, a Swiss company serving the European market for compact plate/frame heat exchanges under the brand name Schwep. Tranter makes plate/frame heat exchanges and other heat transfer products in the U.S. Also in late March, Tipper Tie (part of Dover Industries) purchased Technopak, a German maker of clipping machines and chip closures that was once a Tipper Tie licensee. Tipper Tie plans to merge its own Tipper Tie Europa into Technopak to create a stronger, better focused European presence for its packaging technology.

     Dover's cost for these acquisitions was $104 million. Full calendar year 1994 sales of the acquired companies are expected to be in the $75-$80 million range, not all of which will be reported by Dover due to acquisition timing. There will be no meaningful impact on Dover's 1994 EPS due to acquisition write-offs and interest expense; however, these acquisitions will contribute in 1995.

DOVER RESOURCES

     Dover Resources' earnings improved 12% in the first quarter on a 9% sales gain. Almost half of the sales and earnings gains were due to the Midland acquisition (although this company made no earnings contribution to Dover after considering interest expense and tax effects). Increases and declines were evenly spread amongst Resources' 16 individual companies. The largest gains were at De-Sta-Co (refrigeration valves and industrial clamps with strength from the domestic auto industry); at OPW Fueling Components (but compared to last year's weakest quarter before profits accelerated due to vapor recovery nozzles); and at Norriseal (gas related production equipment growth and internal improvements). Dover Resources had predicted a slowing of internal growth in 1994 after their 20% gain for 1993, and results for the quarter were consistent with that expectation.

DOVER INDUSTRIES

     Dover Industries' earnings advanced 56% on a 73% sales increase as eight of this segment's twelve companies achieved earnings gains. Heil and B&S, acquired in mid-1993, accounted for 40 points of the percentage earnings gain and over 60 points of the percentage sales gain. Heil had an excellent first quarter operationally due to strength in their trailerized tank business. Strong earnings gains were also achieved by Chief, Rotary Lift, Bernard, Texas Hydraulics and Davenport. The three companies related to the food industry (Tipper Tie, Randell and Groen) suffered modest declines largely due to costs for new products and for new marketing programs. Normal seasonal factors should result in further improvement in Dover Industries' earnings in the second quarter and another very strong comparison to prior year.

DOVER ELEVATOR

     Dover Elevator International had a surprisingly good 30% earnings gain in the first quarter on only a 2% sales gain. Key factors were a slightly improved mix of service versus new elevator sales and reduced losses on new elevators. The 1993 first quarter was also last year's lowest quarterly earnings level. On a geographic basis, both Canada and the U.S. achieved higher profits while the U.K. was flat. New elevator bookings were sufficient to maintain backlog at the same level as at the start of the year. However, bookings were 10% below last year's first quarter. The DEI companies are being especially careful in their cost estimating and more selective in their bidding on new elevator work in an effort to reduce losses in this area. It is possible that this program could result in some loss of market share. While the DEI's earnings gain in the first quarter was encouraging and reinforces their belief that 1994 will see earnings improvement, DEI does not expect gains of this magnitude during the balance of the year.

DOVER TECHNOLOGIES

     Profits at Dover Technologies advanced 27% on a 2% sales gain. However, as noted above, last year's results included DOVatron, spun-off to shareholders in May, 1993. Adjusted for this, DTI profits increased 58% on a 35% sales gain. Most DTI companies had earnings gains with major strength in the three companies making electronic production equipment. Profits doubled at Universal and Soltec and were up over 20% at DEK. A stronger market for capital equipment and successful new product introductions helped each of these companies. Orders continue to be strong for DTI as a whole, up 41% from the
first quarter of 1993 with a book-to-bill of 1.20.   Universal Instruments had
record bookings in March that pushed its book-to-bill for the quarter to 1.27. Universal's exhibit at the Nepcon-West show--which featured the multi-use flexibility of Universal's platform technology, including the GSM-1 machine-- received a very positive market response. First quarter orders for surface mount placement machines more than doubled from last year. Modest improvement has been made on GSM-1 margins on a new bookings basis but first quarter shipments of this product generated inadequate profitability.

DOVER DIVERSIFIED

     Dover Diversified's profits advanced 79% on a 70% sales gain with virtually all of the increases reflecting the impact of four acquisitions made in the second half of 1993. Newly acquired Belvac had a particularly strong quarter while Waukesha, Tranter and CRL achieved modest gains. A-C Compressor had a slow start as technical problems delayed some shipments, putting sales and profits below last year despite a record beginning backlog. Shipments at A-C improved sharply in March and further recovery is expected in the second quarter. The book-to-bill for Dover Diversified in the quarter was 1.03 with a 22% increase in orders (with last year adjusted to include acquisitions).

OUTLOOK

     Dover's 1993 Annual Report predicted record earnings for calendar 1994 by a substantial margin but probably not as much ahead as 1993's gain of 24%. Based upon first quarter results, Dover continues to view this as a realistic outlook.

                       DOVER CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                 ('000 OMITTED)


                                                                             MARCH 31,              DECEMBER 31,
                                                                               1994                    1993
                                                                            -----------            -------------
     Assets
     ------

Current Assets:
     Cash and cash equivalents                                               $   57,589               $   63,685
     Marketable securities                                                       51,411                   32,592
     Receivables, net of allowance for
       doubtful accounts                                                        489,826                  475,155
     Inventories at cost (determined
       principally on the last-in,
       first-out basis, which is less
       than market value)                                                       320,069                  294,319
     Prepaid expenses                                                            40,492                   37,889
                                                                             ----------               ----------
       Total current assets                                                     959,387                  903,640
                                                                             ----------               ----------
Property, plant & equipment, at cost                                            722,723                  714,637
Accumulated depreciation                                                       (437,579)                (431,274)
                                                                             ----------               ----------
       Net property, plant & equipment                                          285,144                  283,363
                                                                             ----------               ----------
Intangible assets, net of amortization                                          560,308                  535,136
Other intangible assets                                                          10,258                   10,258
Deferred charges and other assets                                                98,427                   41,292
                                                                             ----------               ----------
                                                                             $1,913,524               $1,773,689
                                                                             ==========               ==========

     Liabilities
     -----------

Current liabilities:
     Notes Payable                                                              262,146                  174,980
     Current maturities of long-term debt                                           312                      311
     Accounts payable                                                           115,892                  117,206
     Accrued compensation & employee
      benefits                                                                   54,144                   71,084
     Accrued insurance                                                           88,742                   74,501
     Other accrued expenses                                                     126,007                  116,916
     Income taxes                                                                57,903                   40,796
                                                                             ----------               ----------
       Total current liabilities                                                705,146                  595,794
Long-term debt                                                                  251,957                  252,065
Deferred taxes                                                                   21,188                   20,409
Deferred compensation                                                            35,255                   35,419

Stockholders' Equity:
     Preferred stock                                                                  -                    -
     Common stock                                                                66,335                   66,299
     Additional paid-in surplus                                                  13,886                   12,531
     Cumulative translation adjustments                                         (13,155)                 (12,761)
     Unrealized holding gains (losses)                                             (385)                   -
     Retained earnings                                                        1,151,238                1,121,817
                                                                             ----------               ----------
                                                                              1,217,919                1,187,886
     Less:  treasury stock                                                      317,941                  317,884
                                                                             ----------               ----------
                                                                                899,978                  870,002
                                                                             ----------               ----------
                                                                             $1,913,524               $1,773,689
                                                                             ==========               ==========

                       DOVER CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENT OF EARNINGS
                   THREE MONTHS ENDED MARCH 31, 1994 AND 1993
                                 ('000 OMITTED)



                                                                                 1994                     1993
                                                                                 ----                     ----
Net sales                                                                    $  680,727               $  566,780
Cost of sales                                                                   469,795                  398,666
                                                                              ----------------------------------
     Gross profit                                                               210,932                  168,114
Selling and administrative expenses                                             142,491                  114,138
                                                                              ----------------------------------
     Operating profit                                                            68,441                   53,976
                                                                              ----------------------------------
Other deductions (income):
     Interest expense                                                             6,580                    4,246
     Interest income                                                             (6,625)                  (3,277)
     Foreign exchange                                                               (27)                     (24)
     All other                                                                      522                      321
                                                                              ----------------------------------
                                                                                    450                    1,266
                                                                              ----------------------------------

     Earnings before taxes on income                                             67,991                   52,710
Federal and other taxes on income                                                25,418                   18,946
                                                                              ----------------------------------
     Net earnings                                                                42,573                   33,764
                                                                              ==================================

Weighted average number of common shares
outstanding during the period                                                    57,176                   57,095
                                                                              ==================================

Net earnings per common share                                                    $  .74                   $  .59
                                                                              ==================================


                  CONSOLIDATED STATEMENT OF RETAINED EARNINGS
                   THREE MONTHS ENDED MARCH 31, 1994 AND 1993
                                 ('000 OMITTED)

                                                                                1994                      1993
                                                                                ----                      ----
Balance at beginning of period                                               $1,121,817               $1,051,949
Net earnings                                                                     42,573                   33,764
                                                                              ----------------------------------
                                                                              1,164,390                1,085,713

Deduct common stock cash dividends of
     $.23 per share ($.22 in 1993)                                               13,152                   12,561
                                                                              ----------------------------------
Balance at end of period                                                     $1,151,238               $1,073,152
                                                                              ==================================

                       DOVER CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                   THREE MONTHS ENDED MARCH 31, 1994 AND 1993
                                 ('000 OMITTED)


                                                                                        1994                    1993
                                                                                        ----                    ----
Cash flows from operating activities:
       Net income                                                                  $  42,573                $ 33,764
                                                                                   ----------               ---------
       Adjustments to reconcile net income to net cash
        provided by operating activities:
            Depreciation                                                              12,914                  12,426
            Amortization                                                               8,486                   5,270
            Net increase (decrease) in deferred taxes                                    779                    (897)
            Net increase (decrease) in LIFO reserves                                     (19)                     50
            Increase (decrease) in deferred compensation                                (164)                    406
            Other, net                                                                15,037                    (253)
            Changes in assets and liabilities (excluding
             acquisitions):
                 Decrease (increase) in marketable securities                        (18,823)                    209
                 Decrease (increase) in accounts receivable                          (14,671)                  3,270
                 Decrease (increase) in inventories,
                  excluding LIFO reserve                                             (25,731)                (13,113)
                 Decrease (increase) in prepaid expenses                              (2,604)                 (2,438)
                 Increase (decrease) in accounts payable                              (1,315)                 (1,465)
                 Increase (decrease) in accrued expenses                               6,393                   2,498
                 Increase (decrease) in federal and other
                  taxes on income                                                     17,107                   6,263
                                                                                   ----------               ---------

                 Total adjustments                                                    (2,611)                 12,226
                                                                                   ----------               ---------
                 Net cash provided by operating activities                            39,962                  45,990
                                                                                   ----------               ---------
 Cash flows from (used in) investing activities:
       Additions to property, plant & equipment                                      (16,540)                (14,439)
       Acquisitions                                                                 (104,358)                 (4,594)
       Purchase of treasury stock                                                        (58)                   (119)

                 Net cash from (used in) investing                                 ---------                --------
                  activities                                                        (120,956)                (19,152)
                                                                                   ---------                --------
Cash flows from (used in) financing activities:
       Increase (decrease) in notes payable                                           87,166                  (9,873)
       Reduction of long-term debt                                                      (108)                   (104)
       Proceeds from exercise of stock options                                           992                     368
       Cash dividends to stockholders                                                (13,152)                (12,561)

                 Net cash from (used in) financing                                 ---------                --------
                  activities                                                          74,898                 (22,170)
                                                                                   ---------                --------
Net increase (decrease) in cash and cash equivalents                                  (6,096)                  4,668
Cash and cash equivalents at beginning of period                                      63,685                  71,632
                                                                                   ---------                --------
Cash and cash equivalents at end of period                                         $  57,589                $ 76,300
                                                                                   =========                ========

                               DOVER CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1994


NOTE A - Basis of Presentation

       The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and changes in financial position in conformity with generally accepted accounting principles. In the opinion of the Company, all adjustments, consisting only of normal recurring items necessary for a fair presentation of the operating results have been made. The results of operations of any interim period are subject to year-end audit and adjustments, and are not necessarily indicative of the results of operations for the fiscal year.

NOTE B - Inventory

       Inventories, by components, are summarized as follows:

                                                                 MARCH 31,            DECEMBER 31,
                                                                    1994                   1993
                                                                 ---------            ------------
       Raw materials                                              $ 98,127                $ 92,341
       Work in progress                                            145,373                 136,031
       Finished goods                                              119,933                 109,329
                                                                   -------                 -------
         Total                                                     363,433                 337,701
       Less LIFO reserve                                            43,364                  43,382
                                                                   -------                 -------
       Net amount per balance sheet                               $320,069                $294,319
                                                                   =======                 =======

NOTE C - Additional Information

       As required, effective January 1, 1994, the Company adopted SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities." Accordingly, unrealized holding losses of $385,000 have been reflected in the stockholders' equity section of the balance sheet at March 31, 1994.

       A portion of the purchase price of first quarter acquisitions has been classified on the March 31, 1994, balance sheet as intangibles and deferred charges pending appraisals and final allocations under the purchase method of accounting.

       For a more adequate understanding of the company's financial position operating results, business properties and other matters, reference is made to the Company's annual form 10-K which was filed with the Securities and Exchange Commission in March 1994.

PART II OTHER INFORMATION

       Item 6 Exhibits and Reports on Form 8-K

            No report on Form 8-K was filed during the quarter for which this report is filed.

                                   Signatures





       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                              DOVER CORPORATION




Date:  4/15/94                                /s/ John F. McNiff
     ---------------                          ------------------------------
                                              John F. McNiff, Vice President
                                              and Treasurer






Date:  4/15/94                                /s/ Alfred Suesser
     ---------------                          ------------------------------
                                              Alfred Suesser, Controller and
                                              Assistant Treasurer