Form 10-K/A
period 1993-12-31
DOVER CORP
filed 1994-06-29
CIK 29905

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                               FORM 10-K/A No. 1

  / X /  Annual Report Pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934

For the fiscal year ended December 31, 1993

 /   /   Transaction Report Pursuant to Section 13 or 15(d) of the
         Securities Act of 1934


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

Securities registered pursuant to Section 12(b) of the Act:

                                            Name of each exchange
  Title of each class                        on which registered
  -------------------                       -----------------------
Common stock, par value $1.                 New York Stock Exchange

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months with the Commission and (2) has been subject to such filing requirements for the past ninety days.
      Yes  X  No   .
         ---    ---

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

The aggregate market value of the voting stock held by nonaffiliates of the Registrant as of February 28, 1994 was $3,236,712,089

The number of outstanding shares of the Registrant's common stock as of February 28, 1994 was $57,179,870.


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
                               Annual Meeting to be held on April 26, 1994 (the
                               "1994 Proxy Statement").

      The undersigned Registrant hereby amends the following items, financial statements, exhibits or other portions of its 1993 Annual Report on Form 10-K as set forth in the pages attached hereto:

      Information, financial statements and exhibits required by Form 11-K with respect to Dover Corporation Employee Savings and Investment Plan for the year ended December 31, 1993, pursuant to Rule 15d-21 under the Securities Exchange Act of 1934.

                                   SIGNATURE


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.




                                            DOVER CORPORATION


                                            By:  /S/  John F. McNiff
                                                -----------------------
                                                Name: John F. McNiff
                                                Title: Vice President-
                                                         Finance


Dated:   June 27, 1994