Form 10-Q
period 1994-06-30
DOVER CORP
filed 1994-07-27
CIK 29905

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                   FORM 10-Q




              Quarterly Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934




For six months ended June 30, 1994                    Commission File No. 1-4018




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




Indicate by checkmark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ NO___




The number of shares outstanding of the Registrant's common stock as of the close of the period covered by this report was 57,221,902.

                       PART I.      FINANCIAL INFORMATION

Item 1.     Financial Statements

                       DOVER CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENT OF EARNINGS
                   Three months ended June 30, 1994 and 1993
                                 ('000 omitted)



                                                                                               1994                      1993
                                                                                               ----                      ----
Net sales                                                                                  $761,225                  $594,511
Cost of sales                                                                               523,329                   417,337
                                                                                            -------                   -------
            Gross profit                                                                    237,896                   177,174
Selling and administrative expenses                                                         151,009                   117,417
                                                                                            -------                   -------
            Operating profit                                                                 86,887                    59,757
                                                                                            -------                   -------
Other deductions (income):
            Interest expense                                                                  8,538                     5,130
            Interest income                                                                  (3,068)                   (6,782)
            Foreign exchange                                                                    308                       225
            All other                                                                          (341)                     (801)
                                                                                            -------                   -------
                                                                                              5,437                    (2,228)
                                                                                            -------                   --------
            Earnings before taxes on income                                                  81,450                    61,985
Federal and other taxes on income                                                            29,010                    22,226
                                                                                            -------                   -------
            Net earnings                                                                   $ 52,440                  $ 39,759
                                                                                            =======                   =======

Weighted average number of common shares
            outstanding during the period                                                    57,195                    57,100
                                                                                            =======                   =======

Net earnings per common share                                                              $    .92                  $    .70
                                                                                            =======                   =======

                       DOVER CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENT OF EARNINGS
                    Six months ended June 30, 1994 and 1993
                                 ('000 omitted)



                                                                                                1994                     1993
                                                                                                ----                     ----
Net sales                                                                                 $1,441,952               $1,161,291
Cost of sales                                                                                993,124                  816,003
                                                                                           ---------                ---------
            Gross profit                                                                     448,828                  345,288
Selling and administrative expenses                                                          293,500                  231,555
                                                                                           ---------                ---------
            Operating profit                                                                 155,328                  113,733
                                                                                           ---------                ---------
Other deductions (income):
            Interest expense                                                                  15,118                    9,376
            Interest income                                                                   (9,693)                 (10,059)
            Foreign exchange                                                                     281                      201
            All other                                                                            181                     (480)
                                                                                           ---------                ---------

                                                                                               5,887                     (962)
                                                                                           ---------                ---------

            Earnings before taxes on income                                                  149,441                  114,695
Federal and other taxes on income                                                             54,428                   41,172
                                                                                           ---------                ---------

            Net earnings                                                                  $   95,013               $   73,523
                                                                                           =========               ==========


Weighted average number of common shares
outstanding during the period                                                                 57,195                   57,100
                                                                                           =========                =========

Net earnings per common share                                                             $     1.66               $     1.29
                                                                                           =========                =========


                  CONSOLIDATED STATEMENT OF RETAINED EARNINGS
                    Six Months ended June 30, 1994 and 1993
                                 ('000 omitted)


                                                                                                1994                     1993
                                                                                                ----                     ----
Balance at beginning of period                                                            $1,121,817               $1,051,949
Net earnings                                                                                  95,013                   73,523
                                                                                           ---------                ---------
                                                                                           1,216,830                1,125,472


Deduct:
            Common stock cash dividends of
              $.46 per share ($.44 in 1993)                                                   26,314                   25,125
Deduct dividend in kind                                                                            -                   36,329
                                                                                           ---------                ---------
Balance at end of period                                                                  $1,190,516               $1,064,018
                                                                                           =========                =========

                       DOVER CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                 ('000 OMITTED)



                                                                                             JUNE 30              DECEMBER 31
                                                                                               1994                   1993
                                                                                            --------              -----------
            Assets
            ------

Current Assets:
            Cash and cash equivalents                                                        $84,147                  $63,685
            Marketable securities                                                             52,073                   32,592
            Receivables, net of allowance for
              doubtful accounts                                                              515,679                  475,155
            Inventories at cost (determined
              principally on the last-in,
              first-out basis, which is less
              than market value)                                                             348,123                  294,319
            Prepaid expenses                                                                  41,352                   37,889
                                                                                           ---------                ---------
              Total current assets                                                         1,041,374                  903,640
                                                                                           ---------                ---------
Property, plant & equipment, at cost                                                         765,887                  714,637
Accumulated depreciation                                                                     455,960                 (431,274)
                                                                                           ---------                ---------
              Net property, plant & equipment                                                309,927                  283,363
                                                                                           ---------                ---------
Intangible assets, net of amortization                                                       600,614                  535,136
Other intangible assets                                                                       10,258                   10,258
Deferred charges and other assets                                                             60,876                   41,292
                                                                                           ---------                ---------
                                                                                          $2,023,049               $1,773,689
                                                                                           =========                =========

            Liabilities
            -----------

Current liabilities:
            Notes Payable                                                                    284,257                  174,980
            Current maturities of long-term debt                                               1,040                      311
            Accounts payable                                                                 130,625                  117,206
            Accrued compensation & employee benefits                                          64,584                   71,084
            Accrued insurance                                                                 94,287                   74,501
            Other accrued expenses                                                           139,460                  116,916
            Income taxes                                                                      46,035                   40,796
                                                                                           ---------                ---------
              Total current liabilities                                                      760,288                  595,794
Long-term debt                                                                               258,705                  252,065
Deferred taxes                                                                                17,789                   20,409
Deferred compensation                                                                         39,779                   35,419

Stockholders' Equity:
            Preferred stock                                                                        -                        -
            Common stock                                                                      66,359                   66,299
            Additional paid-in surplus                                                        14,820                   12,531
            Cumulative translation adjustments                                                (6,863)                 (12,761)
            Unrealized holding gains (losses)                                                   (355)                       -
            Retained earnings                                                              1,190,516                1,121,817
                                                                                           ---------                ---------

                                                                                           1,264,477                1,187,886
            Less:  treasury stock                                                            317,989                  317,884
                                                                                           ---------                ---------
                                                                                             946,488                  870,002
                                                                                           ---------                ---------
                                                                                          $2,023,049               $1,773,689
                                                                                           =========                =========

                       DOVER CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                    Six Months ended June 30, 1994 and 1993
                                 ('000 omitted)



                                                                                                   1994                  1993
                                                                                                   ----                  ----
Cash flows from operating activities:
            Net income                                                                         $ 95,013             $  73,523
                                                                                                -------              --------
            Adjustments to reconcile net income to net
                 cash provided by operating activities:
                 Depreciation and amortization                                                   44,957                35,714
                 Net increase (decrease) in deferred taxes                                       (2,620)               (1,709)
                 Net increase (decrease) in LIFO reserves                                           188                   622
                 Increase (decrease) in deferred compensation                                     4,359                   528
                 Other, net                                                                       2,744               (20,457)
                 Changes in assets and liabilities (excluding
                    acquisitions):
                    Decrease (increase) in accounts receivable                                  (24,499)              (11,713)
                    Decrease (increase) in inventories, excluding
                          LIFO reserve                                                          (37,846)              (18,996)
                    Decrease (increase) in prepaid expenses                                      (3,464)               (2,170)
                    Increase (decrease) in accounts payable                                      13,418                20,138
                    Increase (decrease) in accrued expenses                                      35,831                 5,431
                    Increase (decrease) in federal and other taxes
                          on income                                                               5,239                (6,176)
                                                                                                -------               -------

                          Total adjustments                                                      38,307                 1,212
                                                                                                -------              --------
                             Net cash provided by operating
                                  activities                                                    133,320                74,735
                                                                                                -------              --------
Cash flows from (used in) investing activities:
            Increase in marketable securities                                                   (19,485)                 (998)
            Additions to property, plant & equipment                                            (34,221)              (22,991)
            Acquisitions*                                                                      (149,781)              (14,039)
            Purchase of treasury stock                                                             (105)                 (119)

                             Net cash from (used in) investing
                                                                                                -------              --------
                                  activities                                                   (203,592)              (38,147)
                                                                                                -------              --------
Cash flows from (used in) financing activities:
            Increase (decrease) in notes payable                                                109,277                41,741
            Reduction of long-term debt                                                           6,640                  (128)
            Proceeds from exercise of stock options                                               1,131                   528
            Cash dividends to stockholders                                                      (26,314)              (25,125)
                             Net cash from (used in) finance
                                                                                                -------               -------
                                  activities                                                     90,734                17,016
                                                                                                -------               -------
Net increase (decrease) in cash and cash equivalents                                             20,462                53,604
Cash and cash equivalents at beginning of period                                                 63,685                71,632
                                                                                                -------               -------
Cash and cash equivalents at end of period                                                     $ 84,147              $125,236
                                                                                                =======               =======




* Above amount includes long-term debt assumed of $11,587, but excludes cash acquired of $5,370.

                               DOVER CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 1994


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

            During June 1994 two acquisitions were completed at a costs of $25.8 million. These acquisitions are reflected on the Company's June 30, 1994, balance sheet as "other assets" pending fair market allocations.

NOTE B - Inventory

            Inventories, by components, are summarized as follows:

                                                                                                JUNE 30           DECEMBER 31
                                                                                                 1994                 1993
                                                                                                -------           -----------
            Raw materials                                                                      $117,508              $ 92,341
            Work in progress                                                                    105,757               136,031
            Finished goods                                                                      168,429               109,329
                                                                                                -------               -------
              Total                                                                             391,694               337,701
            Less LIFO reserve                                                                    43,571                43,382
                                                                                                -------               -------
            Net amount per balance
              sheet                                                                            $348,123              $294,319
                                                                                                =======               =======

NOTE C - Additional Information

            For a more adequate understanding of the company's financial position, operating results, business properties and other matters, reference is made to the Company's Annual Report on Form 10-K which was filed with the Securities and Exchange Commission in March 1994.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

(1)         MATERIAL CHANGES IN CONSOLIDATED FINANCIAL CONDITION:

            The Company's liquidity decreased during the first half of 1994 as compared with its position at December 31, 1993.

Working capital decreased from $307.8 million at the end of last year to $281.7 million at June 30, 1994. The $26.1 million decrease reflects positive cash flow during the quarter net of $143.6 million paid for acquisitions.

As a result of acquisition expenditures, Dover Corporation ended the quarter with net debt (defined as long-term debt plus current maturities on long-term debt plus notes payable less cash and equivalents) of $408 million representing 30% of total capital.

(2)         MATERIAL CHANGES IN RESULTS OF OPERATIONS:

            The Company earned $.92 per share in the Second Quarter ended June 30, a record level for any quarter and 31% higher than the $.70 earned in the Second Quarter of 1993. Sales advanced 28% to $761,224,000 while net income rose 32% to $52,440,000.

Following a First Quarter in which EPS advanced 25%, these results put Dover's EPS for the First Half at $1.66, up 29% from prior year. Six months' earnings were $95,013,000 on sales of $1,441,951,000. Net margin for the half was 6.6% and annualized return on equity, based on average First Half equity, was 21%.

All five of Dover's market segments achieved sales and earnings gains in the Second Quarter with increases ranging from modest to more than double.

DOVER RESOURCES

Dover Resources' profits increased 17% on a 9% sales gain. About 4 points of the sales gain and 6 points of the earnings gain reflect the acquisition of Midland Manufacturing, acquired earlier this year, with the balance coming from internal growth. Strong performances by De-Sta-Co, Ronningen Petter, Petro Vend and Midland offset several declines as only half of DRI's 16 companies showed earnings gains for the quarter. Three businesses serving the oil production industry had a combined profit decline of almost 50%, primarily due to lower demand for sucker rods. OPW-Fueling Components, whose strong results were key to DRI's success in 1993, continued to achieve sales and earnings gains as demand for vapor recovery products has remained strong.

DOVER INDUSTRIES

Dover Industries' profits grew 51% on a 75% sales gain reflecting both strong internal growth and acquisitions made in 1993. Ten of Industries' twelve companies achieved earnings gains, with seven more than 25% ahead. Heil had a record quarter with continued strength in its trailerized tank business and improvement in its refuse truck line. Heil's bookings continued very strong with a Second Quarter book-to-bill of 1.19 despite record shipments. Other companies with operating gains exceeding 25% were Rotary Lift, Bernard, Dieterich Standard, Texas Hydraulics and Davenport while Tipper Tie also reached this level with the help of their acquisition of Technopak at the start of the quarter. Integration of Technopak and Tipper-Tie Europa is proceeding well. Bookings at every Industries' company exceeded last year in the Second Quarter with the total up 21%, adjusted for acquisitions.

DOVER ELEVATOR INTERNATIONAL

Dover Elevator International achieved a 5% earnings gain on a 3% sales increase. Profit comparisons were adversely affected by a disappointing performance at General Elevator which specializes in maintenance of non-Dover elevators and in modernization. A new company president has been appointed. Most other DEI companies showed gains with particularly strong results at U.S. Elevator, the largest company in the segment, reflecting continued success of its margin improvement strategy. Bookings for DEI were 7% below last year's Second Quarter in a depressed market. Backlog for new elevators is 11% below last year but service revenues continue to show modest increases.

DOVER TECHNOLOGIES

Dover Technologies' profit grew by 44% (by 56% if prior year is adjusted for the spin-off of DOVatron) on a 20% sales gain (38% adjusted for the spin-off). All of the earnings gain was achieved in production equipment for printed circuit board assembly-- notably at Universal Instruments--as sales and earnings of the three component companies were essentially flat with last year. Universal improved its profits by 80% on a 51% sales gain as it continued to benefit from a cyclical recovery in its industry and from market share gains for both thru-hole and surface mount equipment. Customer feed back on the new GSM-1 surface mount machine continued favorable and margins on this important product line improved due to cost reduction. Universal's bookings, though 40% ahead of last year, were even with Second Quarter shipments which set a record. Dover Technologies' overall bookings were up 32% for the quarter (adjusted for the spin-off) and flat with sales.

DOVER DIVERSIFIED

Dover Diversified's earnings were more than double the prior year's on sales 94% higher, primarily reflecting the impact of 3 acquisitions made in the Second Half of 1993. These companies--Belvac, Phoenix Refrigeration and Thermal Equipment-- added $6.8 million to segment profits or 86 points of the 122% profit gain. Their own operating results were somewhat lower than last year as a major gain at Belvac (can-making machinery) could not offset disappointing results at Thermal Equipment (autoclaves and cleaning equipment). Tranter, A-C Compressor, Waukesha and the Sargent Controls/Aerospace companies all showed operating earnings gains in excess of 20%, with Tranter's reported gain larger due to the acquisition of HTT in the First Quarter and of Re-Heat and Koolrad during this quarter. Dover Diversified's bookings were up 20% from last year (adjusted for acquisitions) and represented a book-to- bill of 1.16. Bookings were extremely strong at Belvac. A-C Compressor showed the only meaningful bookings decline from 1993 which A-C expects to make up in the Second Half of the year.

OTHER MATTERS

During the Second Quarter, Dover purchased four companies for an investment of $35 million bringing six-month 1994 acquisition investment to $150 million (considering cash and debt acquired). ReHeat and Koolrad were added by Tranter (Dover Diversified) and Tarby by Blackmer (Dover Resources) while TNI (a leading manufacturer of speciality transformers) became a "stand alone" company within Dover Technologies. Due to acquisition-related write-offs and financing costs, all 1994 acquisitions combined added less than $.01 to Dover's reported 1994 earnings per share despite average operating margins in excess of 20% achieved so far this year by the acquired companies. The substantial ($321 million investment) acquisition program of 1993 made a significant contribution to Dover's First Half profit adding an estimated $.20 per share (after acquisition write-offs and financing costs), of which $.11 was in the Second Quarter.

OUTLOOK

Dover believes that in the current business climate it is reasonable to expect that Second Half earnings will be higher than in the First Half, leading to record 1994 earnings by a substantial margin. However, the Second Quarter is normally a seasonally strong one and it is possible this could prove to be Dover's best quarter in 1994. Barring an economic downturn, Dover's growth should continue in 1995.

PART II.  OTHER INFORMATION

Item 4.   Submission of Matters to Vote of Security Holders

            The annual meeting of shareholders was held on April
26, 1994. The only business at the meeting was the election of directors. All of the nominees for directors were elected.

            The number of votes for and withheld for each of the directors were as follows:

                                                                                                        NUMBER OF VOTES
                                                                                               ---------------------------------
                                NAME                                                               FOR                  WITHHELD
                          ------------------                                                   ----------               --------
                          Magalen O. Bryant                                                    48,884,878                 31,857
                          Michael C. Devas                                                     48,883,471                 33,264
                          John F. Fort                                                         48,886,863                 29,872
                          James L. Koley                                                       48,883,903                 32,832
                          George L. Ohrstrom                                                   48,882,638                 34,097
                          Anthony J. Ormsby                                                    48,884,973                 31,762
                          Thomas L. Reece                                                      48,885,638                 31,097
                          Gary L. Roubos                                                       48,885,734                 31,001
                          David G. Thomas                                                      48,881,599                 35,136
                          Jerry W. Yochum                                                      48,875,583                 41,152

Item 6.     Exhibits and Reports on Form 8-K

            No report on Form 8-K was filed during the quarter for which this report is filed.

                                   SIGNATURES





            Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                  DOVER CORPORATION





Date:    7/26/94                                  /s/ JOHN F. MCNIFF
     -------------------------                    ------------------------------
                                                  John F. McNiff, Vice President
                                                  and Treasurer





Date:    7/26/94                                  /s/ ALFRED SUESSER
     -------------------------                    ------------------------------
                                                  Alfred Suesser, Controller and
                                                  Assistant Treasurer