Form 10-Q
period 1994-09-30
DOVER CORP
filed 1994-11-02
CIK 29905

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                   FORM 10-Q




              Quarterly Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934




For nine months ended September 30, 1994              Commission File No. 1-4018




                               DOVER CORPORATION
             (Exact name of Registrant as specified in its charter)




        Delaware                                        53-0257888
(State of Incorporation)                    (I.R.S. Employer Identification No.)




280 Park Avenue, New York, NY                              10017
(Address of principal executive offices)                 (Zip Code)




Registrant's telephone number, including area code: (212) 922-1640




Indicate by checkmark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes X NO
                                       ----   ----



The number of shares outstanding of the Registrant's common stock as of the close of the period covered by this report was 57,226,818.

                       PART I.      FINANCIAL INFORMATION

Item 1.     Financial Statements

                       DOVER CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENT OF EARNINGS
                 Three months ended September 30, 1994 and 1993
                                 ('000 omitted)



                                                                     1994                      1993
                                                                     ----                      ----
Net sales                                                        $804,459                  $642,178
Cost of sales                                                     559,231                   442,260
                                                                  -------                   -------
      Gross profit                                                245,228                   199,918
Selling and administrative expenses                               157,149                   129,091
                                                                  -------                   -------
      Operating profit                                             88,079                    70,827
                                                                  -------                   -------
Other deductions (income):
      Interest expense                                              9,910                     6,040
      Interest income                                              (3,164)                   (4,844)
      Foreign exchange                                                547                       105
      All other                                                     1,194                       357
                                                                   ------                   -------
                                                                    8,487                     1,658
                                                                   ------                   -------
      Earnings before taxes on income                              79,592                    69,169
Federal and other taxes on income                                  27,722                    26,809
                                                                  -------                   -------
      Net earnings                                               $ 51,870                  $ 42,360
                                                                  =======                   =======

Weighted average number of common shares
      outstanding during the period                                57,205                    57,101
                                                                  =======                   =======

Net earnings per common share                                    $     91                  $    .74
                                                                  =======                   =======

                       DOVER CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENT OF EARNINGS
                 Nine months ended September 30, 1994 and 1993
                                 ('000 omitted)



                                                       1994              1993
                                                       ----              ----
Net sales                                        $2,246,411        $1,803,469
Cost of sales                                     1,552,355         1,258,263
                                                  ---------         ---------
     Gross profit                                   694,056           545,206
Selling and administrative expenses                 450,649           360,646
                                                  ---------         ---------
     Operating profit                               243,407           184,560
                                                  ---------         ---------
Other deductions (income):
     Interest expense                                25,029            15,416
     Interest income                                (12,857)          (14,903)
     Foreign exchange                                   828               306
     All other                                        1,374              (123)
                                                  ---------         ---------
                                                     14,374               696
                                                  ---------         ---------

     Earnings before taxes on income                229,033           183,864
Federal and other taxes on income                    82,150            67,981
                                                  ---------         ---------
     Net earnings                                $  146,883        $  115,883
                                                  =========         =========


Weighted average number of common shares
outstanding during the period                        57,205            57,102
                                                  =========         =========

Net earnings per common share                    $     2.57        $     2.03
                                                  =========         =========


                  CONSOLIDATED STATEMENT OF RETAINED EARNINGS
                 Nine Months ended September 30, 1994 and 1993
                                 ('000 omitted)


                                                       1994              1993
                                                       ----              ----
Balance at beginning of period                   $1,121,817        $1,051,949
Net earnings                                        146,883           115,883
                                                  ---------         ---------
                                                  1,268,700         1,167,832


Deduct:
     Common stock cash dividends of
       $.72 per share ($.68 in 1993)                 41,178            38,259
     Distribution; DOVatron                               -            36,983
                                                  ---------         ---------
Balance at end of period                         $1,227,522        $1,092,590
                                                  =========         =========

                       DOVER CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                 ('000 OMITTED)



                                                             SEPTEMBER 30               DECEMBER 31
                                                                 1994                      1993
                                                             ------------               -----------
      Assets
      ------

Current Assets:
      Cash and cash equivalents                                $   93,991                $   63,685
      Marketable securities                                        53,163                    32,592
      Receivables, net of allowance for
        doubtful accounts                                         553,445                   475,155
      Inventories at cost (determined
        principally on the last-in,
        first-out basis, which is less
        than market value)                                        355,117                   294,319
      Prepaid expenses                                             42,033                    37,889
                                                                ---------                 ---------
        Total current assets                                    1,097,749                   903,640
                                                                ---------                 ---------
Property, plant & equipment, at cost                              796,654                   714,637
Accumulated depreciation                                         (465,340)                 (431,274)
                                                                ---------                 ---------
        Net property, plant & equipment                           331,314                   283,363
                                                                ---------                 ---------
Intangible assets, net of amortization                            618,393                   535,136
Other intangible assets                                            10,258                    10,258
Deferred charges and other assets                                  38,139                    41,292
                                                                ---------                 ---------
                                                               $2,095,853                $1,773,689
                                                                =========                 =========

      Liabilities
      -----------

Current liabilities:
      Notes Payable                                            $  284,209                $  174,980
      Current maturities of long-term debt                          1,127                       311
      Accounts payable                                            132,677                   117,206
      Accrued compensation & employee benefits                     78,407                    71,084
      Accrued insurance                                            94,428                    74,501
      Other accrued expenses                                      150,576                   116,916
      Income taxes                                                 44,208                    40,796
                                                                ---------                 ---------
        Total current liabilities                                 785,632                   595,794
Long-term debt                                                    260,015                   252,065
Deferred taxes                                                     16,895                    20,409
Deferred compensation                                              42,938                    35,419
Minority interest                                                     687                         -

Stockholders' Equity:
      Preferred stock                                                   -                         -
      Common stock                                                 66,364                    66,299
      Additional paid-in surplus                                   15,015                    12,531
      Cumulative translation adjustments                           (1,117)                  (12,761)
      Unrealized holding gains (losses)                              (111)                        -
      Retained earnings                                         1,227,522                 1,121,817
                                                                ---------                 ---------

                                                                1,307,673                 1,187,886
      Less:  treasury stock                                       317,987                   317,884
                                                                ---------                 ---------
                                                                  989,686                   870,002
                                                                ---------                 ---------
                                                               $2,095,853                $1,773,689
                                                                =========                 =========

                       DOVER CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                 Nine Months ended September 30, 1994 and 1993
                                 ('000 omitted)



                                                                                1994            1993
                                                                                ----            ----
Cash flows from operating activities:
            Net income                                                     $ 146,883       $ 115,883
                                                                            --------        --------
            Adjustments to reconcile net income to net
                 cash provided by operating activities:
                 Depreciation                                                 41,818          37,471
                 Amortization                                                 27,781          16,967
            Net increase (decrease) in deferred taxes                         (3,514)         (4,425)
                 Net increase (decrease) in LIFO reserves                        148           1,226
                 Increase (decrease) in deferred compensation                  7,519           9,984
                 Other, net                                                    6,573           6,197
                 Changes in assets and liabilities (excluding
                    acquisitions):
                    Decrease (increase) in accounts receivable               (39,086)        (42,812)
                    Decrease (increase) in inventories, excluding
                          LIFO reserve                                       (19,182)         (3,976)
                    Decrease (increase) in prepaid expenses                   (2,382)         (3,934)
                    Increase (decrease) in accounts payable                   (6,216)         (8,297)
                    Increase (decrease) in accrued expenses                   47,230          19,543
                    Increase (decrease) in federal and other taxes
                          on income                                            3,413         (10,871)
                                                                            --------         -------

                          Total adjustments                                   64,102          17,073
                                                                            --------         -------
                             Net cash provided by operating
                                  activities                                 210,985         132,956
                                                                            --------        --------
Cash flows from (used in) investing activities:
            Additions to property, plant & equipment                         (55,256)        (32,288)
            Acquisitions                                                    (182,615)*      (236,046)**
            Purchase of treasury stock                                          (105)         (1,079)
            Increase in marketable securities                                (20,571)         (1,610)
                             Net cash from (used in) investing              --------        --------
                                  activities                                (258,547)       (271,023)
                                                                            --------        --------
Cash flows from (used in) financing activities:
            Increase (decrease) in notes payable                             109,229         170,321
            Increase of long-term debt                                         7,950             458
            Proceeds from exercise of stock options                            1,867           1,091
            Cash dividends to stockholders                                   (41,178)        (38,259)
                             Net cash from (used in) investing              --------        --------
                                  activities                                  77,868         133,611
Net increase (decrease) in cash and cash equivalents                          30,306          (4,456)
Cash and cash equivalents at beginning of period                              63,685          71,632
                                                                            --------         -------
Cash and cash equivalents at end of period                                 $  93,991        $ 67,176
                                                                            ========         =======

* Includes long-term debt assumed of $14,745, but excludes cash acquired and reorganization costs aggregating $15,503.

** Includes long-term debt assumed of $11,587, but excludes cash acquired of $5,370.

                               DOVER CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1994


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

NOTE B - Inventory

    Inventories, by components, are summarized as follows:

                                     SEPTEMBER 30             DECEMBER 31
                                         1994                     1993
                                     ------------             -----------
    Raw materials                        $107,635                $ 92,341
    Work in progress                      159,459                 136,031
    Finished goods                        131,553                 109,329
                                          -------                 -------
      Total                               398,647                 337,701
    Less LIFO reserve                      43,530                  43,382
                                          -------                 -------
    Net amount per balance
       sheet                             $355,117                $294,319
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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

(1) MATERIAL CHANGES IN CONSOLIDATED FINANCIAL CONDITION:

    The Company's liquidity increased slightly during the first nine months of 1994 as compared with its position at December 31, 1993.

    Working capital increased from $307.8 million at the end of last year to $312.1 million at September 30, 1994, despite acquisition expenditures during this same period of close to $183 million.

    As mentioned in the previous 10-Q, Dover Corporation ended the June 30, 1994 quarter with net debt (defined as long-term debt plus current maturities of long-term debt plus notes payable less cash and equivalents) of $408 million, or 30% of total capital. At September 30, 1994, net debt has decreased to $398.7 million and represents 28.7% of total capital.

(2) MATERIAL CHANGES IN RESULTS OF OPERATIONS:

    The Company earned $.91 per share in the Third Quarter, an increase of 23% from the $.74 earned in the Third Quarter of 1993. Sales advanced 25% to $804,460,000 while net income rose 22% to $51,870,000.

    Following a First Quarter earnings per share (EPS) gain of 25%, and a Second Quarter gain of 31%, the results of the quarter just ended put 9 month EPS 27% ahead of prior year and at a record level. Year-to-date net income of $146,883,000 and sales of $2,246,411,000 were also records for Dover.

    Four of Dover's five market segments achieved earnings gains in the Third Quarter, while one declined, with the total for the five segments gaining 24%. Dover's pretax income rose only 15% primarily due to increased interest expense. The higher gain in net income, 22%, reflected last years abnormally high tax provision which included a catch-up charge for the retroactive nature of the 1993 Tax Bill. At its August meeting, Dover's Board of Directors announced the company's 32nd consecutive increase in annual dividends, raising the quarterly rate by 13% to $.26 per share. Dover acquired three companies in the quarter for a combined price of $32.7 million, bringing total acquisition expenditures for the year to $182.6 million (considering certain debt and cash acquired).

DOVER RESOURCES

    Profits in the Third Quarter at Dover Resources rose 20% on a 12% sales gain as 11 of 16 individual companies had higher earnings, including OPW despite now comparing against its very strong second half of 1993. Midland Manufacturing, acquired earlier this year, contributed 4 points of the sales gain and a smaller portion of the earnings gain. Internal profit growth over the prior year at Dover Resources was the highest so far in 1994. De-Sta-Co improved its already strong earnings gains, helped by the strong U.S. auto and industrial markets and some improvement in Germany. Profits at three companies manufacturing oil field production equipment remained at the depressed levels of the first half but were only 9% below last years Third Quarter. This area now contributes less than 15% of Dover Resources income. Quarterly bookings for Dover Resources were again slightly higher than sales.

DOVER INDUSTRIES

    Dover Industries profits gained 24% on a 13% sales increase as all but one company had earnings above last year and half had gains of 25% or more. Acquisition activity since last year provided only about 3 points of the sales gain and a smaller portion of the earnings gain, primarily relating to Tipper Ties acquisition of Technopak earlier this year. Rotary Lift continued its strong profit growth as volume gains and manufacturing improvements from investments made at the start of the year improved margins. Heil's bookings were 22% ahead of last year with continued strength for trailerized tanks, where backlog is at an all time high. A major expansion of Heil's Athens, Tennessee, tank trailer plant has now been completed and will add to Fourth Quarter production. Dover Industries overall orders in the Third Quarter exceeded shipments by 15%.

DOVER ELEVATOR INTERNATIONAL

    Dover Elevator International (DEI) reported a decline of 25% in earnings compared to last years Third Quarter which was 1993's strongest earnings quarter. After 9 months DEI profits are now slightly ahead of their 1993 pace. All of the decline in Third Quarter earnings was attributable to a swing at the General Elevator Company from a 1993 profit to a 1994 loss of about $3 million. The loss in the current years quarter primarily reflected a more conservative valuation, undertaken by a new management team installed in June, of General's working capital assets. A further loss at General is likely in the Fourth Quarter which will make it difficult, but not impossible, for DEI to achieve its original 1994 goal--an earnings increase over 1993. Bookings for new elevators at DEI for the quarter were 2% below last year putting new elevator backlog 10% lower than one year ago.

    In the Third Quarter, DEI began to implement a broad re-organization of its North American field and factory operations. All General Elevator offices outside its core operating area of Delaware, Maryland, Washington, DC, and Virginia are being consolidated with other Dover offices. Conversely, Dover offices in General's core area are being merged into General. This will avoid duplication of effort and provide customers with seamless access to all of Dover's high quality products and services. Also, effective January 1, 1995, all factory and product engineering functions of Dover Elevator-Canada and Dover Elevator-U.S. will be combined under a single management, and the field operations of Elevator-U.S. and Elevator-Canada will both begin to report directly to the CEO of Dover Elevator International. The objective of this change is to improve field support while avoiding duplication in North America and to permit the focus of engineering/manufacturing resources on export markets, which represent DEI's best growth opportunity. Export shipments of new elevator components and systems from North America, though still a small percentage of total sales, have grown over 50% so far this year. Also, in the international area, a joint venture agreement to build a new Dover Elevator production facility near Beijing, China, is expected to be finalized before the end of the year.

DOVER TECHNOLOGIES

    Dover Technologies achieved a 37% sales gain and reported a 95% earnings increase against a year ago quarter that had included a $4.5 million special charge to settle a lawsuit. Excluding this charge, earnings improved by 37%. Universal Instruments continued to provide most of the growth as its own sales grew 46% in the quarter with a 56% growth in earnings to a record quarterly level. Orders continued strong for Universals new surface mount GSM-1 machine and further progress was made on improving its gross profit margins, although these remain well below those achieved on thru-hole products. Universals total orders were 55% higher than last year but the quarters strong shipments reduced the quarterly book-to-bill to .93. Dover Technologies book-to-bill was also .93. This segment begins the Fourth Quarter with a somewhat smaller total backlog than at the start of the Third Quarter and a higher mix of lower margin surface mount products within this backlog. It is unlikely that Fourth Quarter profits will match Third Quarter, although they will be substantially improved from 1993.

DOVER DIVERSIFIED

    Dover Diversified reported a 38% gain in profits and a 155% sales increase reflecting substantial acquisition activity since the start of last year's Third Quarter. The acquisition of Belvac, Thermal Equipment and Phoenix last year plus several additional acquisitions in 1994, including Hill (described below) in the

Third Quarter of this year provided more than three fourths of the $80 million sales gain. Companies owned throughout the Third Quarter of both years achieved a modest gain in profits primarily due to a strong shipments quarter at A-C Compressor. Bookings continued very strong at Belvac but shipments and profits were softer than hoped after a very strong Second Quarter this year. Dover Diversified's total bookings for the quarter exceeded shipments by 11%. Profits are expected to be higher in the Fourth Quarter than in the Third Quarter.

OTHER MATTERS

    Dover acquired three companies in the Third Quarter. Midstate Elevator was purchased by Dover Elevator Company, expanding its direct presence in the upper New York State area. Tie-Net, a producer of plastic netting, became part of Tipper Tie in the Dover Industries segment. Tie-Net has been a supplier of netting products to Tipper Tie for many years. Hill Refrigeration Company of Trenton, New Jersey was acquired and its operations merged with Phoenix Refrigeration to become Hill Phoenix, now part of our Dover Diversified segment.

    The $32.7 million acquisition expenditure in the quarter was primarily for Hill, which makes both display cases and refrigeration systems for supermarkets, serving essentially the same market as Phoenix. Hills annual sales of more than $100 million make it one of four major companies in the display case business. Its financial record has been weak but improving in recent years. Hill Phoenix will focus its refrigeration system line at their very efficient plant in Conyers, Georgia, and build a new plant for low cost production of display cases. In addition to profit improvement opportunities, Hill Phoenix foresees market share gain opportunities, especially from customers who have been unwilling to unbundle their purchase of display cases and refrigeration units. The Hill acquisition will have no meaningful impact on Dover's profits during 1994-5, but represents a significant opportunity beginning in 1996.

OUTLOOK

    Dover expects to finish 1994 with a strong Fourth Quarter. Barring an economic slowdown prospects are good for continued strong growth in 1995.

PART II.  OTHER INFORMATION


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

                                         DOVER CORPORATION





Date: 10/25/94                           /s/ John F. McNiff
     -------------------------           ------------------------------
                                         John F. McNiff, Vice President
                                         and Treasurer





Date: 10/25/94                           /s/ John F. McNiff
     -------------------------           ------------------------------
                                         Alfred Suesser, Controller and
                                         Assistant Treasurer

                                EXHIBIT INDEX


Exhibit No.        Description
- -----------        -----------

    27             Financial Data Schedule