Form 10-K405
DOVER CORP
filed 1995-03-31
CIK 29905

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                  FORM 10-K405

          Annual Report Pursuant to Section 13 or 15(d) of the Securities
/X/       Exchange Act of 1934.

For the fiscal year ended December 31, 1994

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

Securities registered pursuant to Section 12(b) of the Act:

                                            Name of each exchange
      Title of each class                    on which registered
      -------------------                   ---------------------
Common Stock, par value $1.                 New York Stock Exchange

Securities registered pursuant to Section 12(b) of the Act:  None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months with the Commission and (2) has been subject to such
filing requirements for the past ninety days. Yes  X   No
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

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of February 28, 1995 was $3,144,818,296.

The number of outstanding shares of the Registrant's common stock as of February 28, 1995 was 56,680,404.

DOCUMENTS INCORPORATED BY REFERENCE

Parts I, II, and IV     -  Certain portions of the Annual Report to Stockholders
                           for Fiscal Year Ended December 31, 1994 (the "1994
                           Annual Report").

Part III               -   Certain portions of the Proxy Statement for Annual
                           Meeting to be held on April 25, 1995 (the "1995 Proxy
                           Statement").

                                     PART I

Item 1.  BUSINESS

General

                 Dover Corporation ("Dover" or the "Company") was originally incorporated in 1947 in the State of Delaware and commenced operations as a public company in 1954 with four operating divisions, engaged primarily in the manufacture of metal fabricated industrial products. Primarily through acquisitions, the Company has grown to encompass over 60 different businesses which manufacture, install and service elevators, and manufacture a broad range of specialized industrial products and electronic components and sophisticated manufacturing equipment.

                 The Company's businesses are divided into five business segments. Dover Elevator manufactures, installs and services elevators primarily in North America. Dover Resources manufactures products primarily to serve the automotive, fuel handling and service and petroleum industries. Dover Industries makes products for use in the waste handling, bulk transport, automotive service, commercial food service and machine tool industries. Dover Technologies builds primarily sophisticated automated electronic assembly equipment and to a lesser degree specialized electronic components. Dover Diversified builds heat transfer equipment, specialized compressors, sophisticated assembly and production machines, as well as sophisticated products and control systems for use in the defense, aerospace and commercial building industries. Dover sells its products and services both directly and through various distributors, sales and commission agents and manufacturers representatives, in all cases consistent generally with the custom of the industry and market being served. For more information on these segments and their products, sales, markets served, earnings before tax and total assets for the six years ended December 31, 1994, see pages 6 through 20 of the 1994 Annual Report, which are hereby incorporated by reference.

                 During the past five years, Dover has spent approximately $736 million on acquisitions of which $188 million was expended in 1994. For more detail regarding acquisitions, see pages 1 through 5 of the 1994 Annual Report as well as Note 2 to the Consolidated Financial Statements on pages 27-28 of the 1994 Annual Report, which are hereby incorporated by reference.

Raw Materials

                 Dover's operating companies use a wide variety of raw materials, primarily metals and semi-processed or finished components, which are generally available from a number of sources. Temporary shortages may occur occasionally, but have not resulted in business interruptions or major problems, nor are any such problems anticipated. During 1994, prices for steel and aluminum, which are used by a large number of Dover companies, began to increase and are expected to continue to increase in 1995. To date these cost increases have not had a material impact on operating profits.

Research and Development

                 Dover's operating companies are encouraged to develop new products as well as upgrade and improve existing products to satisfy customer needs, expand sales opportunities, improve product reliability and reduce production costs. During 1994, approximately $97 million was spent on research and development, compared with $60 million and $68 million in 1993 and 1992, respectively.

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

Trademarks and Tradenames

                 Many of the Company's products are sold under various trademarks and tradenames owned or licensed by the Company. Among the most significant are: A-C Compressor, Annubar, Blackmer. Brown & Sharpe, DEK, Dover, Duncan, Groen, Heil, Marathon, Norris, OPW, Rotary Lift, Sargent, SWEP, Tipper Tie and Universal.

Seasonality

                 Dover's operations are generally not seasonal, although their performance tends to be stronger in the second and fourth quarters of the year..

Customers

                 Dover's businesses serve thousands of customers, no one of which accounted for more than 10% of sales in 1994. Within each of the five segments, no customer accounted for more than 10% of segment sales in 1994.

Backlog

                 Backlog generally is not considered a significant factor in Dover's businesses, as most products have relatively short delivery periods. The only exceptions are in those businesses which produce larger and more sophisticated machines, or have long-term government contractor subcontracts:
A-C Compressor, Belvac, Dover Elevator, Heil, Sargent Controls and Universal.

                 Total Company backlog as of December 31, 1994 and 1993 was $927 million and $711 million, respectively.

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

                 Within the other three segments, there are a few companies whose markets and competition are international, particularly Belvac, Civacon, CRL, De-Sta-Co, Duncan, Norris, OPW Fueling Components, Ronningen-Petter, Tipper Tie/Technopak, Tranter and Wittemann.

International

                 For foreign sales and assets, see Note 3 to the Consolidated Financial Statements on page 28 of the 1994 Annual Report and information about the Company's Operations in Different Geographic Areas on page 33 of the 1994 Annual Report, which are incorporated herein by reference. Export sales of domestic operations were $560 million in 1994 and $413 million in 1993.

                 Although international operations are subject to certain risks, such as price and exchange rate fluctuations and foreign governmental restrictions, Dover intends to increase its expansion into foreign markets, particularly with respect to its elevator business, as domestic markets mature.

                 The countries where most of Dover's foreign subsidiaries and affiliates are based are Canada, Great Britain and Germany.

Environmental Matters

                 Dover believes its operations generally are in substantial compliance with applicable regulations. In some instances, particular plants and businesses have been the subject of administrative and legal proceedings with governmental agencies relating to the discharge or potential discharge of materials. Where necessary, these matters have been addressed with specific consent orders to achieve compliance. Dover believes that continued compliance will not have any material impact on the Company's financial position going forward and will not require significant capital expenditures.

Employees

                 The Company had approximately 23,000 employees as of December 31, 1994.

Item 2.  DESCRIPTION OF PROPERTY

The number, type, location and size of the Company's properties are shown on the following charts, by segment.


                           Number and Nature of Facilities                  Square Footage (000's)
                           ------------------------------------             --------------------------
                                       Ware-            Sales/
Segment                    Mfg.        house            Service             Owned               Leased
-------                    ----        -----            -------             -----               ------
Elevator                    10           28               216                 397               2,026
Resources                   48           14                38               2,069                 361
Diversified                 23            5                30               1,286               1,162
Industries                  33            7                18               2,852                 307
Technologies                17            4                26                 647                 363

                                                         Locations
                                       ----------------------------------------------
                                       North America           Europe           Other
                                       -------------           ------           -----
Elevator                                    187                  36               1
Resources                                    88                  10               2
Diversified                                  37                  13               2
Industries                                   45                   5               -
Technologies                                 27                  11               7

                 The facilities are generally well maintained and suitable for the operations conducted. While the productive capacity of its plants is generally adequate for current needs, several businesses, particularly Heil, Hill Phoenix and Universal, have completed or are committed to significant plant expansion to meet current demand.

Item 3.  LEGAL PROCEEDINGS

                 Dover is party to a number of legal proceedings arising out of the normal course of its businesses. In general, most claims arise in connection with activities of its Elevator segment operations and certain of its other businesses which make products used by the public. For several years, Dover has also been involved with the Internal Revenue Service regarding tax assessments for the eight years ended December 31, 1989, which matters were settled in early 1995. In addition, matters have arisen under various environmental laws, as well as under local regulatory compliance agencies. For a further description of such matters, see Note 13 to the Consolidated Financial Statements on pages 32-33 of the 1994 Annual Report, which is incorporated herein by reference.

                 Based on insurance availability, established reserves and periodic reviews of those matters, management is of the opinion that the ultimate resolution of current pending claims and known contingencies should not have a material adverse effect on Dover's financial position taken as a whole.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

               Not applicable.

               EXECUTIVE OFFICERS OF THE REGISTRANT

               All officers are elected annually at the first meeting of the Board of Directors following the annual meeting of stockholders and are subject to removal at any time by the Board of Directors. The executive officers of Dover as of March 17, 1995, and their positions with the Company (and where relevant prior business experience) for the past five years are as follows:


                                                   Positions Held and Prior
Name and Age                      Age              Business Experience
------------                      ---              -------------------------

Gary L. Roubos                    58               Chairman (since August 1989)
                                                   and Director; previously
                                                   President (through May 1993)
                                                   and Chief Executive Officer
                                                   (through May 1994).

Thomas L. Reece                   52               Chief Executive Officer
                                                   (since May 1994), President
                                                   and Director (since May
                                                   1993); previously President
                                                   of Dover Resources, Inc.


John F. McNiff                    52               Vice President-Finance and
                                                   Treasurer

Robert G. Kuhbach                 47               Vice President, General
                                                   Counsel and Secretary
                                                   (since May 1993); prior
                                                   thereto Senior Vice President
                                                   (later Executive Vice
                                                   President and a Director),
                                                   Secretary and General Counsel
                                                   (through February 1992) of
                                                   Sudbury, Inc., (industrial
                                                   products).

Robert A. Tyre                    50               Vice President-Corporate
                                                   Development (since February
                                                   1995); prior thereto
                                                   President, Rye Transaction
                                                   Consultants, Inc. (acquisi-
                                                   tion consultants), from
                                                   February 1993 to January
                                                   1995; prior thereto for
                                                   more than five years, Vice
                                                   President, Booz-Allen &
                                                   Hamilton, Inc. management
                                                   consultants).

Alfred Suesser                    62               Controller

John B. Apple                     60               Vice President and President
                                                   of Dover Elevator
                                                   International, Inc.

Lewis E. Burns                    56               Vice President and President
                                                   of Dover Industries.

Rudolf J. Herrmann                44               Vice President (since
                                                   November 1993) and President
                                                   of Dover Resources, Inc.
                                                   (since May 1993); prior
                                                   thereto, Mr. Herrmann was
                                                   President of Rotary Lift
                                                   division of Dover Industries,
                                                   Inc.

John E. Pomeroy                   53               Vice President (since
                                                   November 1993) and President
                                                   of Dover Technology
                                                   International, Inc.

Jerry W. Yochum                   56               Vice President, Director
                                                   (since May 1993) and
                                                   President of Dover
                                                   Diversified, Inc.


                                     PART II

Item 5.        MARKET FOR THE REGISTRANT'S COMMON STOCK
               AND RELATED SECURITY HOLDER MATTERS

               The principal market in which the Company's Common Stock is traded is the New York Stock Exchange. Information on the high and low prices of such stock and the frequency and the amount of dividends paid during the last two years, is set forth on Page 35 of the 1994 Annual Report and incorporated herein by reference.

               The number of holders of record of the Registrant's Common Stock as of February 28, 1995 is approximately 3,200.

Item 6.        SELECTED FINANCIAL DATA

               The information for the years 1984 through 1994 is set forth in the Annual Report on pages 38 and 39 and is incorporated herein by reference.

Item 7.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS

               The information set forth in the Annual Report on pages 36 and 37 is incorporated herein by reference.

Item 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

               The information set forth in the Annual Report on pages 22 through 35 is incorporated herein by reference.

Item 9.        DISAGREEMENTS ON ACCOUNTING AND FINANCIAL
               DISCLOSURE

                 Not applicable.

                                    PART III

Item 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

               The information with respect to the directors of the Company required to be included pursuant to this Item 10 is included under the caption "Election of Directors" in the 1995 Proxy Statement relating to the 1995 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission (the "Commission") pursuant to Rule 14a-6 under the Securities Exchange Act of 1934, as amended, and is incorporated in this Item 10 by reference. The information with respect to the executive officers of the Company required to be included pursuant to this Item 10 is included under the caption "Executive Officers of the Company" in Part I of this Annual Report on Form 10-K.

Item 11.       EXECUTIVE COMPENSATION

               The information with respect to executive compensation required to be included pursuant to this Item 11 is included under the caption "Executive Compensation" in the 1995 Proxy Statement and is incorporated in this Item 11 by reference.

Item 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
               MANAGEMENT

               The information regarding security ownership of certain beneficial owners and management that is required to be included pursuant to this Item 12 is included under the captions "General" and "Security Ownership" in the 1995 Proxy Statement and is incorporated in this Item 12 by reference.

Item 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

               The information with respect to any reportable transaction, business relationship or indebtedness between the Company and the beneficial owners of more than 5% of the Common Stock, the directors or nominees for director of the Company, the executive officers of the Company or the members of the immediate families of such individuals that is required to be included pursuant to this Item 13 is included under the caption "Election of Directors" in the 1995 Proxy Statement and is incorporated in this Item 13 by reference.

                                     PART IV

Item 14.       EXHIBITS, FINANCIAL STATEMENT SCHEDULE,
               AND REPORTS ON FORM 8-K

       (a)     (1).    Financial Statements

               The following consolidated financial statements of Dover Corporation and its subsidiaries are set forth in the 1994 Annual Report, which financial statements are incorporated herein by reference:

               (A) Independent Auditors' Report.

               (B) Consolidated balance sheets as of December 31, 1994, 1993 and
                   1992.

               (C) Consolidated statements of earnings for the years ended
                   December 31, 1994, 1993 and 1992.

               (D) Consolidated statements of retained earnings for the years ended December 31, 1994, 1993 and 1992.

               (E) Consolidated statements of cash flows for the years ended
                   December 31, 1994, 1993 and 1992.

               (F) Notes to consolidated financial statements.

       (2).    Financial Statement Schedules

               The following financial statement schedule is included in Part IV of this report:

                 Independent Auditors' Report on Schedules and Consent

                            II   --   Valuation and Qualifying Accounts

       All other schedules are not required and have been omitted.

       (b) No reports on Form 8-K were filed during the fourth quarter of the fiscal year ended December 31, 1994.

       (c)     Exhibits:

              (3)  (a)    Restated Certificate of Incorporation and Amendments
                          thereto.

                   (b)    By-laws, as amended.

              (4) The Company agrees to furnish to the Commission, upon request, copies of any instruments defining the rights of holders of long-term debt with respect to which the total amount of securities authorized does not exceed 10 percent of the total consolidated assets of the Company.

              (10)(a) 1984 Incentive Stock Option and Cash Performance Program.*

                  (b) Employee Savings and Investment Plan.*

                  (c) 1995 Incentive Stock Option and Cash Performance Program.*

              (13) Incorporated portions of Dover's Annual Report to Stockholders for its fiscal year ended December 31, 1994.

              (21)    Subsidiaries of Dover.

              (23)    Independent Auditors' consent.

              (24)    Powers of Attorney.

              (27      Financial Data Schedules (in Edgar filing only).

*  Executive compensation plan or arrangement.

                                   SIGNATURES

               Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              DOVER CORPORATION

                                                  By:
                                                  ----------------------------
                                                  Thomas L. Reece
                                                  President and Chief Executive
                                                  Officer*


                                                  Date: March 30, 1995

               Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.


Signature                                      Title                                   Date
---------                                      -----                                   ----

--------------------
Thomas L. Reece                   President and  Chief Executive
                                   Officer and Director*
                                  (Principal Executive Officer)                    March 30, 1995

/s/  John F. McNiff
--------------------
John F. McNiff                    Treasurer
                                  (Principal Financial Officer)                    March 30, 1995

/s/  Alfred Suesser
---------------------
Alfred Suesser                    Controller                                       March 30, 1995
                                  (Principal Accounting Officer)

--------------------
Gary L Roubos                     Chairman and Director*                           March 30, 1995


--------------------
Magalen O. Bryant                 Director*                                       March 30, 1995


--------------------
Jean-Pierre M. Ergas              Director*                                       March 30, 1995


--------------------
John F. Fort                      Director*                                       March 30, 1995


--------------------
James L. Koley                    Director*                                       March 30, 1995


--------------------
Anthony J. Ormsby                 Director*                                       March 30, 1995


--------------------
David G. Thomas                   Director*                                       March 30, 1995


--------------------
Jerry W. Yochum                   Director*                                       March 30, 1995

*  By:    /s/ Robert G. Kuhbach
          -----------------------
              Robert G. Kuhbach
              Attorney-in-Fact

                                                                     SCHEDULE II

                       DOVER CORPORATION AND SUBSIDIARIES

                        Valuation and Qualifying Accounts

                    Years Ended December 31, 1994, 1993, 1992

                                                                    Additions
                                                   Balance at       Charged to                        Balance at
                                                   Beginning        Cost and                           Close of
                                                     of Year         Expense      Deductions (1)         Year
                                                   ----------       ----------    --------------      ----------
                                                                          (000's omitted)
 Year Ended December 31, 1994:
      Allowance for Doubtful Accounts               $10,199          $  898           $(3,229)          $14,326
                                                    =======          ======           =======           =======
 Year Ended December 31, 1993:
      Allowance for Doubtful Accounts               $ 9,753          $ 5,546          $ 5,100           $10,199
                                                    =======          ======           =======           =======

 Year Ended December 31, 1992:
      Allowance for Doubtful Accounts               $ 9,746          $ 5,316          $ 5,309           $ 9,753
                                                    =======          ======           =======           =======


Notes:

(1) Represents uncollectible accounts written off and reductions of prior years' over-provision less recoveries of accounts previously written off, net of additions and deductions relating to acquired and divested companies.

                                  EXHIBIT INDEX

(3)    (a)    Restated Certificate of Incorporation and Amendments thereto, filed as Exhibit 3(a) to Form 10-K for year ended December 31, 1989, is incorporated by reference.

       (b) By-laws, as amended, filed as an Exhibit to Quarterly Report on Form 10-Q for period ended September 30, 1993, is incorporated by reference.

(10) (a) 1984 Incentive Stock Option and Cash Performance Program, filed as an Exhibit 10(a) to Annual Report on Form 10-K for year ended December 31, 1984, is incorporated by reference.

              (b) Employee Savings and Investment Plan, filed as Exhibit 4.1 to Form S-8 filed under Securities Act of 1933 (Reg. 2-91561), is incorporated by reference.

              (c) 1995 Incentive Stock Option and Cash Performance Program, filed as Exhibit A to the 1995 Proxy Statement, is incorporated by reference.

(13) Incorporated portions of Dover's Annual Report to Stockholders for its fiscal year ended December 31, 1994.

(21)          Subsidiaries of Dover.

(23) Independent Auditors' Consent. (See Independent Auditors' Report on Schedules and Consent)

(24)          Powers of Attorney

(27)          Financial Data Schedules (in Edgar filing only).