Form 10-Q
period 1995-03-31
DOVER CORP
filed 1995-04-25
CIK 29905

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

               Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

For three months ended March 31, 1995                 Commission File No. 1-4018



                                DOVER CORPORATION
             (Exact name of registrant as specified in its charter)

         Delaware                                        53-0257888
(State of Incorporation)                    (I.R.S. Employer Identification No.)

280 Park Avenue, New York, NY                               10017
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code:   (212) 922-1640

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                         ---    ---

The number of shares outstanding of the Registrant's common stock as of the close of the period covered by this report was 56,692,396.

                         Part. I. FINANCIAL INFORMATION

Item 1.      Financial Statements

                       DOVER CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENT OF EARNINGS
                   THREE MONTHS ENDED MARCH 31, 1995 AND 1994
                                 (000'S OMITTED)

                                                            1995         1994
                                                         ----------------------
Net sales                                                $ 854,129    $ 680,727
Cost of sales                                              584,093      469,795
                                                         ----------------------
         Gross profit                                      270,036      210,932
Selling and administrative expenses                        176,002      142,491
                                                         ----------------------
         Operating profit                                   94,035       68,441
                                                         ----------------------
Other deductions (income):
         Interest expense                                    8,854        6,580
         Interest income                                    (6,216)      (6,625)
         Foreign exchange                                      396          (27)
         All other                                          (1,019)         522
                                                         ----------------------
                                                             2,015          450
                                                         ----------------------

         Earnings before taxes on income                    92,019       67,991
Federal and other taxes on income                           32,220       25,418
                                                         ----------------------
         Net earnings                                    $  59,799    $  42,573
                                                         ======================

Weighted average number of common shares outstanding
         during the period                                  56,679       57,176
                                                         ======================

Net earnings per common share                            $    1.06    $     .74
                                                         ======================

                       DOVER CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED STATEMENT OF RETAINED EARNINGS
                   THREE MONTHS ENDED MARCH 31, 1995 AND 1994
                                 (000'S OMITTED)

                                                         1995            1994
                                                      --------------------------
Balance at beginning of period                        $1,268,114      $1,121,817
Net earnings                                              59,799          42,573
                                                      --------------------------
                                                       1,327,913       1,164,390

Deduct common stock cash dividends of
         $.26 per share ($.23 in 1994)                    14,739          13,152
                                                      --------------------------
Balance at end of period                              $1,313,174      $1,151,238
                                                      ==========================

                       DOVER CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                 (000'S OMITTED)

                                                                                       MARCH 31,       DECEMBER 31,
                                                                                         1995              1994
                                                                                     -----------------------------
Assets
Current Assets:
         Cash and cash equivalents                                                   $    84,809       $    90,304
         Marketable securities                                                            56,814            54,583
         Receivables, net of allowance for doubtful accounts                             601,827           576,628
         Inventories at cost (determined principally on the last-in,
                  first-out basis, which is less than market value)                      389,303           364,604
         Prepaid expenses                                                                 53,820            47,020
                                                                                     -----------------------------
         Total current assets                                                          1,186,573         1,133,139
                                                                                     -----------------------------
Property, plant & equipment, at cost                                                     842,972           812,175
Accumulated depreciation                                                                (484,149)         (469,490)
                                                                                     -----------------------------
         Net property, plant & Equipment                                                 358,823           342,685
                                                                                     -----------------------------
Intangible assets, net of amortization                                                   574,212           564,420
Other intangible assets                                                                   10,258            10,258
Deferred charges and other assets                                                         20,398            20,135
                                                                                     -----------------------------
                                                                                     $ 2,150,264       $ 2,070,637
                                                                                     =============================
Liabilities
Current liabilities:
         Notes payable                                                               $   249,350       $   263,605
         Current maturities of long-term debt                                                388               455
         Accounts payable                                                                163,975           155,186
         Accrued compensation & employee benefits                                         72,687            88,235
         Accrued insurance                                                               100,701            98,712
         Other accrued expenses                                                          161,776           147,585
         Income taxes                                                                     48,396            18,445
                                                                                     -----------------------------
                  Total current liabilities                                              797,273           772,223
Long-term debt                                                                           253,345           253,587
Deferred taxes                                                                             1,277             2,545
Deferred compensation                                                                     46,645            46,423

Stockholders' Equity:
         Preferred stock                                                                      --                --
         Common stock                                                                     66,480            66,441
         Additional paid-in surplus                                                       19,047            17,676
         Cumulative translation adjustments                                                5,689            (8,206)
         Unrealized holding gains (losses)                                                  (940)             (550)
         Retained earnings                                                             1,313,174         1,268,114
                                                                                     -----------------------------
                                                                                       1,403,450         1,343,475

         Less: treasury stock                                                            351,726           347,616
                                                                                     -----------------------------
                                                                                       1,051,724           995,859
                                                                                     -----------------------------
                                                                                     $ 2,150,264       $ 2,070,637
                                                                                     =============================

                       DOVER CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                   THREE MONTHS ENDED MARCH 31, 1995 AND 1994
                                 (000'S OMITTED)

                                                                                                         1995                1994
                                                                                                      -----------------------------
Cash flows from operating activities:
         Net income                                                                                   $  59,799           $  42,573
                                                                                                      -----------------------------
         Adjustments to reconcile net income to net cash
            provided by operating activities:
              Depreciation                                                                               16,012              12,914
              Amortization                                                                                8,386               8,486
              Net increase (decrease) in deferred taxes                                                  (1,268)                779
              Net increase (decrease) in LIFO reserves                                                      291                 (19)
              Increase (decrease) in deferred compensation                                                  221                (164)
              Other, net                                                                                 (7,026)             15,037
              Changes in assets and liabilities (excluding acquisitions):

                  Decrease (increase) in accounts receivable                                            (25,199)            (14,671)
                       Decrease (increase in inventories, excluding
                       LIFO reserve                                                                     (24,989)            (25,731)
                  Decrease (increase) in prepaid expenses                                                (6,800)             (2,604)
                  Increase (decrease) in accounts payable                                                 8,789              (1,315)
                  Increase (decrease) in accrued expenses                                                15,129               6,393
                  Increase (decrease) in federal and other
                            taxes on income                                                              29,951              17,107
                                                                                                      -----------------------------

                  Total adjustments                                                                      13,497              16,212

                                                                                                      -----------------------------
                  Net cash provided by operating activities                                              73,296              58,785
                                                                                                      -----------------------------
Cash flows from (used in) investing activities:
         Net sale (purchase) of marketable securities                                                    (2,231)            (18,823)
         Additions to property, plant & equipment                                                       (28,056)            (16,540)
         Acquisitions                                                                                   (16,240)           (104,358)
         Purchase of treasury stock                                                                      (4,110)                (58)

                                                                                                      -----------------------------
                  Net cash from (used in) investing activities                                          (50,637)           (139,779)
                                                                                                      -----------------------------
Cash flows from (used in) financing activities:
         Increase (decrease) in notes payable                                                           (14,256)             87,166
         Reduction of long-term debt                                                                       (242)               (108)
         Proceeds from exercise of stock options                                                          1,083                 992
         Cash dividends to stockholders                                                                 (14,739)            (13,152)

                                                                                                      -----------------------------
                  Net cash from (used in) financing activities                                          (28,154)             74,898
                                                                                                      -----------------------------
Net increase (decrease) in cash and cash equivalents                                                     (5,495)             (6,096)
Cash and cash equivalents at beginning of period                                                         90,304              63,685
                                                                                                      -----------------------------
Cash and cash equivalents at end of period                                                            $  84,809           $  57,589
                                                                                                      =============================

                                DOVER CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1995

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

NOTE B - Inventory

         Inventories, by components, are summarized as follows:

                                                       MARCH 31,      DECEMBER 31,
                                                         1995             1994
                                                       ---------------------------
Raw materials                                          $124,960         $116,829
Work in progress                                        176,668          167,251
Finished goods                                          129,269          121,828
                                                       -------------------------
  Total                                                 430,897          405,908
Less LIFO reserve                                        41,594           41,304
                                                       -------------------------
Net amount per balance sheet                           $389,303         $364,604
                                                       =========================

NOTE C - Additional Information

         For a more adequate understanding of the Company's financial position operating results, business properties and other matters, reference is made to the Company's annual form 10-K which was filed with the Securities and Exchange Commission in March 1995.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

(1)    MATERIAL CHANGES IN CONSOLIDATED FINANCIAL CONDITION:

       The Company's liquidity increased during the first quarter of 1995 as compared to the position at December 31, 1994.

       Working capital increased from $360.9 million at the end of last year to $389.3 million at March 31, 1995, an increase of 8%.

       Dover completed two acquisitions in the first quarter involving an expenditure of $16 million. Civacon (Dover Resources) purchased Knappco, Inc. of Kansas City, a maker of valves and manhole covers for tank trailers (Heil is an important Knappco customer), which business will expand Civacon's product line. Hill Phoenix (Dover Diversified) completed the previously announced purchase of the assets of Margaux, Inc. which is located near Phoenix's Conyers, Georgia, facility and makes similar products. Dover is actively reviewing other acquisitions of the "add-on" and "stand alone" types, but completion of transactions is unpredictable. Internal cash flow funded the $16 million of acquisitions and $ 4 million of stock repurchases as well as a $12 million decrease in net debt to $361 million (25% of total debt and equity capital). The implied "free cash flow" of $32 million, only 4% of first quarter sales, is below Dover's long-term average, as is expected in a period of rapid internal growth.

(2)    MATERIAL CHANGES IN RESULTS OF OPERATIONS:

       The Company earned $1.06 per share in its first quarter ended March 31, an increase of 43% from the $.74 reported last year. This was a Dover earnings record for any quarter. Sales of $854 million were 25% above the prior year's quarter and were also a record for any quarter.

       The EPS improvement was driven by a 34% gain in the combined profits of Dover's five Operating Subsidiaries of which four achieved gains. Additionally, Dover's tax rate was 35% in the quarter compared with 37.4% in the first quarter of 1994 and 34.1% for 1994 as a whole. Average shares outstanding were about 1% lower due to repurchases made primarily in late 1994. In the first quarter of 1995, Dover re-purchased 77,000 shares at an average price of $53.

       Business conditions in the first quarter were generally strong as total Dover orders were 37% higher than last year and backlog expanded 14% during the quarter. March was an unusually strong month with shipments of $319 million that produced record profits and a quarter that exceeded Dover's expectations.

DOVER RESOURCES

       This segment achieved a 27% earnings gain on a 19% sales gain as 11 of 16 businesses had higher earnings than last year. De-Sta-Co, OPW Fueling Components, Blackmer and Midland had earnings gains of more than 25% and produced more than half of Resources' profits in the quarter. De-Sta-Co has improved its position for automotive air conditioning valves in a continuing strong market and has seen some upturn in its European operations. OPW Fueling Components and Blackmer continue to grow in gasoline vapor recovery applications and received final approvals on their Vapor E-Z system. Midland increased shipments to the rail tank car market. Profits from Resources' three companies serving the oil/gas production market improved modestly, helped by exports, but continue to represent less than 20% of total profits in this segment. Most of Resources' 19% year-over-year sales growth was internally generated with a small contribution from Tarby (acquired by Blackmer in 1994) and from Knappco (acquired by Civacon in early 1995). Bookings exceeded shipments in the first quarter by 7% with all non-oil field companies showing gains over last year.

DOVER INDUSTRIES

       Dover Industries achieved a 63% earnings gain on a 26% sales increase and, as expected, became Dover's largest earnings segment. Ten of twelve companies had higher earnings than last year with 9 of these gains in excess of 20%. The largest increases were at Heil, where profits gained more than 50%, and at Tipper Tie where profits more than doubled. Heil's shipments of refuse trucks increased modestly due to stronger national account business while tank trailer sales jumped 41% to a record level as expanded capacity came on stream. Tipper Tie was helped by last year's acquisition of Technopack (Germany). Despite the increased trailer production, backlog has continued to grow as first quarter orders were almost double shipments. All Dover Industries' companies had higher first quarter sales than last year and all but one had higher orders. Total orders gained 34% for the quarter with almost half of the dollar gain at Heil. Backlogs and order rates are strong for most companies with production capacity a near-term constraint at Heil Trailers, Davenport, and Texas Hydraulics.

DOVER TECHNOLOGIES

       Dover Technologies achieved a 95% earnings gain on a 40% sales increase. While 6 of the 7 companies in this segment achieved profit gains, most of the $12.1 million increase in profits was attributable to Universal Instruments where earnings more than doubled on a 43% shipment gain. All of Universal's businesses (thru-hole equipment, surface mount equipment, rebuilt machines and parts/service) showed improved sales and earnings relative to prior year. Book-to-bill at Universal was a very strong 1.29 despite the shipments gain. New equipment shipments of each type were more than 50% ahead of last year in the first quarter with bookings for each greater than shipments, particularly for surface mount. Universal's product line was well received at the important Nepcon-West show with the GSM-1 surface mount machine emerging as the new industry standard for flexible placement machines. Orders were also higher for DEK's and Soltec's production equipment, but both of these companies are experiencing margin pressure. All of Technologies' components-related businesses (about 15% of sales in first quarter) had stronger earnings and bookings than in the prior year. Dover Technologies' overall book-to-bill in the first quarter was 1.19. Backlog is in place, especially at Universal, for Technologies to have an excellent second quarter, but profit gains will be limited in the near term by Universal's ability to increase production. Their first quarter shipments were a record (having more than doubled in 2 years) and the strain on people, facilities and vendors is a challenge.

DOVER DIVERSIFIED

         Profits at Dover Diversified improved 33% on a 72% sales increase. The acquisition of HTT/Reheat (by Tranter) and of Hill (by Phoenix Refrigeration) subsequent to last year's first quarter, and of Margaux this year, provided 50 points of the sales gain but no earnings. This reflects acquisition write-offs, a seasonally weak period at Hill, and costs of combining Hill, Phoenix and Margaux while constructing a new plant for refrigerated case production. Dean Flatt, previously President of Hill, was named President of the combined Hill Phoenix/Margaux operations, following the death of Grant Brown in a plane crash late in 1994. Profits advanced strongly at Belvac, Tranter, and Pathway but lagged last year at A-C Compressor where costs are under absorbed due to a slow shipment schedule for the early part of 1995. A-C's bookings in the quarter were more than double sales and March 31 backlog is 28% ahead of prior year; so, recovery is expected. Belvac continued its strong shipments/earnings results but orders were 163% of shipments, pushing backlog to almost triple a year ago. The Company plans a plant expansion in the second quarter to permit higher production of necker machines. The

Diversified segment recorded $2.1 million of profit on a 1993 contract settlement between Sargent Controls and Electric Boat as operating milestones were reached in the first quarter, triggering further cash receipts. An additional $2.3 million is expected to be collected in the course of 1995. Diversified's bookings were 126% of shipments in first quarter which raised backlog 81% above last year (including acquisition impact). Profit should improve as A-C catches up and Hill Phoenix begins to realize its potential.

DOVER ELEVATOR

       Dover Elevator International's profits fell sharply on flat sales that were below expectation. Despite a strong backlog, actual releases for domestic manufacture of new elevators were soft in the quarter with an unfavorable product mix. Additionally, profit declined in Europe and launch costs were absorbed for the new Dover Accessibility product line. While the elevator segment had not expected to equal last year's best earnings quarter, the actual result was disappointing. The market for new elevators continues depressed. First quarter bookings were 6% higher than last year, leaving backlog at March 31, 4% below a year ago although actually higher than last year for manufacturing operations due to the slow releases. Lower new elevator production/construction added to losses in this area, while competitive pricing prevented profit gains in service. The downsized and re-structured General Elevator Company performed ahead of its recovery plan but net gains from the broader North American re-organization are being realized more slowly due to implementation costs. Dover Elevator expects profits to improve as the year progresses with favorable year-over-year earnings comparisons in the second half.

OUTLOOK

         Given the strong start to 1995 the Company believes that an earnings gain of 20% or more for the year is now likely, rather than just possible. If achieved, this would be Dover's third consecutive year with earnings growth exceeding 20%.

PART II OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

            No report on Form 8-K was filed during the quarter for which this report is filed.

                                   Signatures

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              DOVER CORPORATION




Date:      4/21/95                            /s/ John F. McNiff
                                              ------------------------------
                                              John F. McNiff, Vice President
                                              and Treasurer



Date:      4/21/95                            /s/ Alfred Suesser
                                              -----------------------------
                                              Alfred Suesser, Controller
                                              and Assistant Treasurer

                                EXHIBIT INDEX


                  Exhibit 27    -    Financial Data Schedule