Form 10-K/A
period 1994-12-31
DOVER CORP
filed 1995-06-29
CIK 29905

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                               FORM 10-K/A No. 1

/x/ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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
Yes  /x/     No      .
    -----       -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /x/

The aggregate market value of the voting stock held by nonaffiliates of the Registrant as of February 28, 1995 was $3,144,818,296

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
                               Annual Meeting to be held on April 25, 1995 (the
                               "1995 Proxy Statement").

                   The undersigned Registrant hereby amends the following items, financial statements, exhibits or other portions of its 1994 Annual Report on Form 10-K as set forth in the pages attached hereto:

                   Information, financial statements and exhibits required by Form 11-K with respect to Dover Corporation Employee Savings and Investment Plan for the year ended December 31, 1994, pursuant to Rule 15d-21 under the Securities Exchange Act of 1934.

                                   SIGNATURE


                   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        DOVER CORPORATION


                                        By:  /S/  Robert G. Kuhbach
                                           -------------------------------------
                                             Name: Robert G. Kuhbach
                                             Title: Vice President and Secretary



Dated:    June 27, 1995