Form 10-Q
period 1995-06-30
DOVER CORP
filed 1995-07-21
CIK 29905

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

               Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

For six months ended June 30, 1995                   Commission File No. 1-4018


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


The number of shares outstanding of the Registrant's common stock as of the close of the period covered by this report was 56,702,974.

                      Part. I.      FINANCIAL INFORMATION

Item 1.           Financial Statements

                       DOVER CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENT OF EARNINGS
                    Three Months Ended June 30, 1995 and 1994
                                  (000 omitted)

                                                                 1995                 1994
                                                             --------             --------
Net sales                                                    $948,164             $761,225
Cost of sales                                                 645,128              523,329
                                                             --------             --------
      Gross profit                                            303,036              237,896
Selling & administrative expenses                             180,080              151,009
                                                             --------             --------
      Operating profit                                        122,956               86,887
                                                             --------             --------
Other deductions (income):
      Interest expense                                          8,688                8,538
      Interest income                                          (3,853)              (3,068)
      Foreign exchange                                           (477)                 308
      All other, net                                           (2,251)                (341)
                                                             --------             --------
               Total                                            2,107                5,437
                                                             --------             --------
Earnings before taxes on income                               120,849               81,450
      Federal & other taxes on income                          41,957               29,010
                                                             --------             --------
Net earnings                                                 $ 78,892             $ 52,440
                                                             ========             ========

Weighted average number of common shares
      outstanding during the period                            56,688               57,195
                                                             ========             ========

Net earnings per common share                                $   1.39             $   0.92
                                                             ========             ========

                       DOVER CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENT OF EARNINGS
                     Six Months Ended June 30, 1995 and 1994
                                  (000 omitted)

                                                                  1995                 1994
                                                            ----------           ----------
Net sales                                                   $1,802,293           $1,441,952
Cost of sales                                                1,229,221              993,124
                                                            ----------           ----------
      Gross profit                                             573,072              448,828
Selling & administrative expenses                              356,082              293,500
                                                            ----------           ----------
      Operating profit                                         216,990              155,328
                                                            ----------           ----------
Other deductions (income):
      Interest expense                                          17,542               15,118
      Interest income                                          (10,069)              (9,693)
      Foreign exchange                                             (81)                 281
      All other, net                                            (3,270)                 181
                                                            ----------           ----------
               Total                                             4,122                5,887
                                                            ----------           ----------
Earnings before taxes on income                                212,868              149,441
      Federal & other taxes on income                           74,177               54,428
                                                            ----------           ----------
Net earnings                                                $  138,691           $   95,013
                                                            ==========           ==========

Weighted average number of common shares
      outstanding during the period                             56,688               57,195
                                                            ==========           ==========

Net earnings per common share                               $     2.45           $     1.66
                                                            ==========           ==========



                   CONSOLIDATED STATEMENT OF RETAINED EARNINGS
                     Six Months Ended June 30, 1995 and 1994
                                  (000 omitted)

                                                                  1995                 1994
                                                            ----------           ----------
Retained earnings at January 1                              $1,268,115           $1,121,817
Net earnings                                                   138,691               95,013
                                                            ----------           ----------
                                                             1,406,806            1,216,830

Deduct:
      Common stock cash dividends
           $0.52 per share ($0.46 in 1994)                      29,482               26,314
      Treasury stock retired                                   273,902                   --
                                                            ----------           ----------
Retained earnings at end of period                          $1,103,422           $1,190,516
                                                            ==========           ==========

                       DOVER CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                  (000 omitted)

                                                                                        June 30,           December 31,
                                                                                          1995                 1994
                                                                                       ----------          ------------
      Assets:
Current assets:
      Cash & cash equivalents                                                          $   80,643           $   90,304
      Marketable securities                                                                63,680               54,583
      Receivables, net of allowance for doubtful accounts                                 664,295              576,628
      Inventories at cost (determined principally on the last-in, first-out
           basis, which is less than market value)                                        424,857              364,604
      Prepaid expenses                                                                     50,134               47,020
                                                                                       ----------           ----------
           Total current assets                                                         1,283,609            1,133,139
                                                                                       ----------           ----------
Property, plant & equipment (at cost)                                                     881,395              812,175
Accumulated depreciation                                                                 (504,383)            (469,490)
                                                                                       ----------           ----------
      Net property, plant & equipment                                                     377,012              342,685
                                                                                       ----------           ----------
Intangible assets, net of amortization                                                    597,470              564,420
Other intangible assets                                                                    10,258               10,258
Deferred charges & other assets                                                            55,676               20,135
                                                                                       ----------           ----------
                                                                                       $2,324,025           $2,070,637
                                                                                       ==========           ==========

      Liabilities:
Current liabilities:
      Notes payable                                                                    $  329,003           $  263,605
      Current maturities of long-term debt                                                    298                  455
      Accounts payable                                                                    160,842              155,186
      Accrued compensation & employee benefits                                             88,382               88,235
      Accrued insurance                                                                   104,185               98,712
      Other accrued expenses                                                              184,145              147,585
      Income taxes                                                                         29,893               18,445
                                                                                       ----------           ----------
           Total current liabilities                                                      896,748              772,223
Long-term debt                                                                            256,103              253,587
Deferred taxes                                                                              1,859                2,545
Deferred compensation                                                                      50,355               46,423

      Stockholders' equity:
Preferred stock                                                                                --                   --
Common stock                                                                               58,104               66,441
Additional paid-in surplus                                                                    412               17,676
Cumulative translation adjustments                                                          6,509               (8,206)
Unrealized holding gains (losses)                                                             888                 (550)
Retained earnings                                                                       1,103,422            1,268,114
                                                                                       ----------           ----------
      Subtotal                                                                          1,169,335            1,343,475
Less: treasury stock                                                                       50,375              347,616
                                                                                       ----------           ----------
                                                                                        1,118,960              995,859
                                                                                       ----------           ----------
                                                                                       $2,324,025           $2,070,637
                                                                                       ==========           ==========

                       DOVER CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                     Six Months Ended June 30, 1995 and 1994
                                  (000 omitted)

                                                                                    1995                   1994
                                                                               ---------              ---------
Cash flows from operating activities:
      Net income                                                               $ 138,691              $  95,013
                                                                               ---------              ---------
      Adjustments to reconcile net income to net cash
           Provided by operating activities:
           Depreciation                                                           32,674                 27,033
           Amortization                                                           17,002                 17,924
           Net increase (decrease) in deferred taxes                              (2,871)                (2,620)
           Net increase (decrease) in LIFO reserves                                2,334                    188
           Increase (decrease) in deferred compensation                            2,362                  4,359
           Other, net                                                              5,237                  2,744
           Changes in assets & liabilities (excluding acquisitions):
                Decrease (increase) in accounts receivable                       (77,833)               (24,499)
                Decrease (increase) in inventories, excluding LIFO reserve       (45,418)               (37,846)
                Decrease (increase) in prepaid expenses                           (2,438)                (3,464)
                Increase (decrease) in accounts payable                            2,321                 13,418
                Increase (decrease) in accrued expenses                           26,458                 35,831
                Increase (decrease) in federal & other taxes on income            11,010                  5,239
                                                                               ---------              ---------
           Total adjustments                                                     (29,162)                38,307
                                                                               ---------              ---------
      Net cash provided by operating activities                                  109,529                133,320
                                                                               ---------              ---------
           Cash flows from (used in) investing activities:
           Net sale (purchase) of marketable securities                           (9,097)               (19,485)
           Additions to property, plant & equipment                              (47,062)               (34,221)
           Acquisitions, net of cash & cash equivalents                          (98,692)              (149,781)
           Proceeds from sale of business                                          5,000                     --
           Purchase of treasury stock                                             (9,285)                  (105)
                                                                               ---------              ---------
           Net cash from (used in) investing activities                         (159,136)              (203,592)
                                                                               ---------              ---------
      Cash flows from (used in) financing activities:
           Increase (decrease) in notes payable                                   69,171                109,277
           Reduction of long-term debt                                            (1,142)                 6,640
           Proceeds from exercise of stock options                                 1,400                  1,131
           Cash dividends to stockholders                                        (29,482)               (26,314)
                                                                               ---------              ---------
           Net cash from (used in) financing activities                           39,947                 90,734
                                                                               ---------              ---------
Net increase (decrease) in cash & cash equivalents                                (9,660)                20,462
Cash & cash equivalents at beginning of period                                    90,303                 63,685
                                                                               ---------              ---------
Cash & cash equivalents at end of period                                       $  80,643              $  84,147
                                                                               =========              =========

                                DOVER CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1995

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

NOTE B - Inventory

         Inventories, by components, are summarized as follows:

                                                                     JUNE 30          DECEMBER 31,
                                                                        1995                  1994
                                                                    ------------------------------
           Raw materials                                            $131,141              $116,829
           Work in progress                                          163,926               167,251
           Finished goods                                            173,292               121,828
                                                                    ------------------------------
             Total                                                   468,359               405,908
           Less LIFO reserve                                          43,502                41,304
                                                                    ------------------------------
           Net amount per balance sheet                             $424,857              $364,604
                                                                    ==============================

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

Item 2.  Management's Discussion and Analysis of Financial Condition and
                    Results of Operations

(1)    MATERIAL CHANGES IN CONSOLIDATED FINANCIAL CONDITION:

       The Company's liquidity increased during the first half of 1995 as compared to the position at December 31, 1994.

       Working capital increased from $360.9 million at the end of last year to $386.9 million at June 30, 1995. The $26.2 million increase represents positive cash flow over and above the $98.7 million paid for acquisitions during this six month period.

       At June 30, 1995, net debt (defined as long-term debt plus current maturities on long-term debt plus notes payable less cash and equivalents and marketable securities) of $441 million representing 28% of total capital.

         During the second quarter Dover invested $83 million buying 3 companies--Hasstech (now part of OPW Fueling Components in Dover Resources), Mark Andy (a stand alone company within Dover Diversified), and the Frequency Control Products division of AT&T, which is being combined with the Vectron company in Dover Technologies. This brings Dover's 1995 acquisition investment to $99 million with further investment, possibly of greater magnitude, anticipated during the balance of the year. Dover repurchased no common stock during the second quarter.

(2)      MATERIAL CHANGES IN RESULTS OF OPERATIONS:

         The Company earned $1.39 per share in its second quarter ended June 30, an increase of 51% from last year. Sales of $948 million were 25% ahead of last year. Both sales and earnings established new quarterly records.

         Profit improved at each of Dover's five Independent Subsidiaries by amounts ranging from 9% at Dover Resources to 111% at Dover Technologies. These strong results brought first half EPS to $2.45, up 48% from the previous year.

DOVER RESOURCES

         Profits at Dover Resources advanced 9% compared to prior year following a 27% growth in the first quarter. Sales exceeded prior year by 13% but were flat with the first quarter of this year while profits dipped slightly. De-Sta-Co, OPW Fueling Component, Blackmer, and Midland continued as the largest profit producers, but both OPW and Blackmer trailed prior year as demand for gasoline vapor recovery products has weakened. De-Sta-Co weathered declining volume for the overall auto industry with participation in new programs and market share gains, but also saw its rate of profit growth slow. The three oil field production companies were strongly ahead of a poor profit result in last year's second quarter but were below 1995 first quarter sales and earnings levels. Overall, 11 of Resources' 16 separate companies had earnings gains in the quarter and the same number are ahead for 6 months.

DOVER INDUSTRIES

         Dover Industries profits rose 42% in the second quarter setting a new record for this subsidiary. Nine of twelve individual operating companies achieved earnings gains led by Heil, Marathon, Texas Hydraulics, and Davenport. The sale by Groen of its AMW product line generated an unusual gain of $1.9 million which was more than offset by a charge taken to settle an environmental claim. Continued expansion of margins (profits improved 42% on a 16% sales gain) represents the combined effect of volume gains and efficient internal operations. Overall, salaried employment is up less than 5% from one year ago. Although Industries' sales and earnings grew compared to the first quarter of this year, the seasonal increase was less than normal, which Dover views as evidence of the delayed impact (on Dover's business) of the U.S. economic slowdown. Second quarter bookings were 20% lower than in the first quarter with virtually all of the drop in Heil's aluminum tank trailer business. Fortunately, backlog for this product line will support a high level of operations for the remainder of the year.

DOVER TECHNOLOGIES

         Dover Technologies' profits more than doubled, driven by the exceptional sales and earnings performance of Universal Instruments which provided all of Technologies' net gain. Declines at three other companies, principally DEK, were balanced by increases at TNI, Quandrant, and Soltec. The Vectron operation of Quadrant purchased the FCP group from AT&T creating a $100 million sales volume leadership position in frequency generation for communications devices, with technology covering crystal oscillators, TCXO's, SAW and ASIC based designs, that will be called Vectron Technologies.

         Universal was successful in expanding production during the second quarter as shipments rose over 30% from the first quarter. This led to higher margins and better customer service. Bookings were 39% higher than last year's second quarter but dropped 8% from the record-breaking first quarter of this year. The resulting book-to-bill of .88 in the second quarter, reduced Universal's backlog by $20 million during the quarter to a level that is still 32% ahead of last year. Universal's GSM-1 machine continues to be well received with important new customers added during the quarter.

DOVER DIVERSIFIED

         Profit at Dover Diversified rose 21% from last year's second quarter and expanded about 30% from this year's first quarter. Belvac (higher shipments due to capacity expansion) and Tranter (full quarter's impact of acquisitions made last year) both had sales and earnings gains of more than 40%.

Profit remained depressed at A-C Compressor due to low shipments, but a 2 to 1 book-to-bill in the second quarter following a 2.1 to 1 in the first quarter has raised A-C's backlog by 78% from this time last year and to a level more than 3 times first half shipments. Better profits are expected in the second half. Belvac's orders continued to outpace shipments with a second quarter book-to-bill of 1.46 that raised backlog to more than 4 times first half shipments. Belvac again expanded capacity during the quarter. Dover Diversified purchased Mark Andy (St. Louis), the leading maker of flexographic printing machines which are primarily used for printing of self-adhesive labels. Their customer base consists of approximately 3,000 printing companies worldwide. The acquisition added to Diversified's pretax earnings in the second quarter due to a strong month for operating profit but was essentially neutral to Dover after tax and interest expense. Mark Andy's second half may be slightly dilutive to Dover's EPS. Dover Diversified's prospects for the second half of the year are excellent. Overall, backlog is 29% higher than at the start of the year which should lead to further profit increases.

DOVER ELEVATOR

         Dover Elevator International recovered from an unusually low first quarter earnings performance with a doubling of profit to a level 31% ahead of last year's second quarter. For the first half of the year, profits trailed 1994 by 6% on a 2% sales gain. A catch-up of factory shipments at Dover Elevator Systems, improved construction margins, and a turnaround of General Elevator's 1994 loss were the key factors in the improved earnings. New elevator bookings in the second quarter were 12% ahead of last year which put the June 30 backlog equal to prior year and up 2% since the start of 1995. The North American and UK markets remain depressed and highly price competitive. Second quarter profit includes some catch-up from the first quarter and probably will not be matched in either of the two remaining quarters of 1995, both of which should, however, exceed the prior year.

OUTLOOK

         Dover expects second quarter earnings to be the strongest of the current year. Second half earnings will exceed prior year but will be at a lower rate than the second quarter due to normal seasonality, the expected impact of the economic slowdown now rolling through the U.S. economy, the $20 million reduction in backlog at Universal, and the near term dilutive effect of acquisitions completed in the second quarter or which may be made during the rest of 1995. Assuming that the "soft landing" projections for the U.S. economy are correct, Dover expects continued earnings growth in 1996.

PART II.      OTHER INFORMATION

Item 4.  Submission of Matters to Vote of Security Holders

         The Annual Meeting of Stockholders was held in Wilmington, Delaware on April 25,1995. Stockholders representing 45,520,561 shares of common stock, or approximately 80% of the outstanding stock, were present in person or by proxy.

         All of the nominees for director, namely David H. Benson, Magalen O. Bryant, Jean-Pierre M. Ergas, Roderick J. Fleming, John J. Fort, James J. Koley, Anthony J. Ormsby, Thomas L. Reece, Gary L. Roubos, David G. Thomas and Jerry W. Yochum, were elected directors for a one year term, each receiving at least 45,411,918 votes.

         In addition, two other proposals were presented for stockholder approval. Management's proposal that stockholders ratify and approve the 1995 Incentive Stock Option Plan and 1995 Cash Performance Program was approved as follows:

                            For                 Against         Withheld
                            ---                 -------         --------
                            32,886,164        10,143,003         449,298

         Management's proposal that stockholders ratify and approve an amendment to the 1984 Incentive Stock Option Plan to allow for possible loans under that Plan was approved as follows:

                            For                 Against         Withheld
                            ---                 -------         --------
                            29,213,020        13,742,967         524,484

Item 6.   Exhibits and Reports on Form 8-K

                  No report on Form 8-K was filed during the quarter for which this report is filed.

                                   Signatures

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               DOVER CORPORATION


Date:      7/21/95                             /s/ John F. McNiff
         -----------                           ------------------------------
                                               John F. McNiff, Vice President
                                               and Treasurer

Date:      7/21/95                             /s/ Alfred Suesser
         -----------                           ------------------------------
                                               Alfred Suesser, Controller and
                                               Assistant Treasurer

                                EXHIBIT INDEX
                                -------------



Exhibit No.                   Description
- -----------                   -----------

    27                   Financial Data Schedule