Form 10-Q
period 1995-09-30
DOVER CORP
filed 1995-10-25
CIK 29905

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

               Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

For Nine months ended September 30, 1995              Commission File No. 1-4018


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

The number of shares outstanding of the Registrant's common stock as of the close of the period covered by this report was 113,577,531.

                         Part. I. FINANCIAL INFORMATION

Item 1.    Financial Statements

                       DOVER CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF EARNINGS
                 Three Months Ended September 30, 1995 and 1994

                                  (000 omitted)

                                                  1995            1994
                                                --------        --------
Net sales                                       $934,543        $804,460
Cost of sales                                    644,924         559,232
                                                --------        --------
   Gross profit                                  289,619         245,228
Selling & administrative expenses                177,111         157,149
                                                --------        --------
   Operating profit                              112,508          88,079
                                                --------        --------
Other deductions (income):
   Interest expense                                9,559           9,911
   Interest income                                (5,024)         (3,164)
   Foreign exchange                                  (33)            547
   All other, net                                  4,811           1,193
                                                --------        --------
       Total                                       9,313           8,487
                                                --------        --------
Earnings before taxes on income                  103,195          79,592
   Federal & other taxes on income                32,047          27,722
                                                --------        --------
Net earnings                                    $ 71,148        $ 51,870
                                                ========        ========
Weighted average number of common shares
   outstanding during the period *               113,399         114,409
                                                ========        ========
Net earnings per common share *                 $   0.63        $   0.45
                                                ========        ========

* Adjusted to give retroactive effect to the September 1995 two for one stock split.

                       DOVER CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF EARNINGS
                 Nine Months Ended September 30, 1995 and 1994

                                 (000 omitted)

                                                        1995            1994
                                                        ----            ----
Net sales                                            $2,736,836      $2,246,411
Cost of sales                                         1,874,145       1,552,355
                                                     ----------      ----------
   Gross profit                                         862,691         694,056
Selling & administrative expenses                       533,193         450,649
                                                     ----------      ----------
   Operating profit                                     329,498         243,407
                                                     ----------      ----------
Other deductions (income):
    Interest expense                                     27,101          25,029
    Interest income                                     (15,093)        (12,857)
    Foreign exchange                                       (114)            828
    All other, net                                        1,541           1,374
                                                     ----------      ----------
        Total                                            13,435          14,374
                                                     ----------      ----------
Earnings before taxes on income                         316,063         229,033
    Federal & other taxes on income                     106,224          82,150
                                                     ----------      ----------
Net earnings                                         $  209,839      $  146,883
                                                     ==========      ==========
Weighted average number of common shares
    outstanding during the period*                      113,399         114,409
                                                     ==========      ==========
Net earnings per common share*                       $     1.85      $     1.28
                                                     ==========      ==========

*Adjusted to give retroactive effect to the September 1995 two for one stock split.

                  CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
                 Nine Months Ended September 30, 1995 and 1994

                                 (000 omitted)

                                                       1995            1994
                                                       ----            ----
Retained earnings at January 1                      $1,268,114      $1,121,817
Net earnings                                           209,839         146,883
                                                    ----------      ----------
                                                     1,477,953       1,268,700
Deduct:
    Common stock cash dividends
        $0.41 per share ($0.36 in 1994)                 46,502          41,178
    Treasury stock retired                             273,900              --
    Stock split (2 for 1)                               56,793              --
                                                    ----------      ----------
Retained earnings at end of period                  $1,100,758      $1,227,522
                                                    ==========      ==========

                       DOVER CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                 (000 omitted)


                                                September 30, 1995      December 31, 1994
                                                ------------------      -----------------
Assets:
Current assets:
   Cash & cash equivalents                         $   93,216            $   90,304
   Marketable securities at market                     66,938                54,583
   Receivables (less allowance for doubtful
      accounts of $18,833 at 9/30/95,
      $14,326 at 12/31/94)                            661,353               576,628
   Inventories at cost (determined principally
      on the last-in, first-out basis, which is
      less than market value)                         440,439               364,604
   Prepaid expenses                                    52,294                47,020
                                                   ----------            ----------
        Total current assets                        1,314,240             1,133,139
                                                   ----------            ----------
Property, plant & equipment (at cost)                 909,971               812,175
Accumulated depreciation                             (517,782)             (469,490)
                                                   ----------            ----------
   Net property, plant & equipment                    392,189               342,685
                                                   ----------            ----------
Intangible assets, net of amortization                813,054               564,420
Other intangible assets                                10,258                10,258
Other assets & deferred charges                        27,929                20,135
                                                   ----------            ----------
                                                   $2,557,670            $2,070,637
                                                   ==========            ==========

Liabilities:
Current liabilities:
  Notes payable                                    $  497,315            $  263,605
  Current maturities of long-term debt                    297                   455
  Accounts payable                                    160,241               155,186
  Accrued compensation & employee benefits            102,239                88,235
  Accrued insurance                                   102,810                98,712
  Other accrued expenses                              198,273               147,585
  Income taxes                                          6,768                18,445
                                                   ----------            ----------
          Total current liabilities                 1,067,943               772,223

Long-term debt                                        252,208               253,587
Deferred taxes                                          8,282                 2,545
Deferred compensation                                  54,114                46,423

Stockholders' equity:
Preferred stock                                            --                    --
Common stock                                          116,467                66,441
Additional paid-in surplus                              4,529                17,676
Cumulative translation adjustments                      4,346                (8,206)
Unrealized holding gains (losses)                       2,618                  (550)
Retained earnings                                   1,100,758             1,268,114
                                                   ----------            ----------
          Subtotal                                  1,228,718             1,343,475

Less: treasury stock at cost, 2,889 shares at
        9/30/95 (9,711 shares at 12/31/94)             53,595               347,616
                                                   ----------            ----------
                                                    1,175,123               995,859
                                                   ----------            ----------
                                                   $2,557,670            $2,070,637
                                                   ==========            ==========

                       DOVER CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                 Nine Months Ended September 30, 1995 and 1994
                                 (000 omitted)

                                                                                      1995             1994
                                                                                  ------------     ------------
Cash flows from operating activities:
  Net income                                                                        $ 209,839        $ 146,883
                                                                                    ---------        ---------
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation                                                                       50,928           41,818
    Amortization                                                                       26,677           27,781
    Net increase (decrease) in deferred taxes                                           3,553           (3,514)
    Net increase (decrease) in LIFO reserves                                            2,755              148
    Increase (decrease) in deferred compensation                                        6,119            7,519
    Other, net                                                                          2,672            6,573
    Changes in assets & liabilities (excluding acquisitions):
      Decrease (increase) in accounts receivable                                      (74,890)         (39,086)
      Decrease (increase) in inventories, excluding LIFO reserve                      (53,520)         (19,182)
      Decrease (increase) in prepaid expenses                                          (4,298)          (2,382)
      Increase (decrease) in accounts payable                                           1,721           (6,216)
      Increase (decrease) in accrued expenses                                          51,206           47,230
      Increase (decrease) in federal & other taxes on income                          (12,116)           3,413
                                                                                    ---------        ---------
    Total adjustments                                                                     807           64,102
                                                                                    ---------        ---------
  Net cash provided by operating activities                                           210,646          210,985
                                                                                    ---------        ---------

Cash flows from (used in) investing activities:
  Net sale (purchase) of marketable securities                                        (12,355)         (20,571)
  Additions to property, plant & equipment                                            (71,269)         (55,256)
  Acquisitions, net of cash & cash equivalents                                       (304,569)        (182,615)
  Proceeds from sale of business                                                        5,000               --
  Purchase of treasury stock                                                           (8,873)            (105)
                                                                                    ---------        ---------
  Net cash from (used in) investing activities                                       (392,066)        (258,547)
                                                                                    ---------        ---------

Cash flows from (used in) financing activities:
  Increase (decrease) in notes payable                                                233,710          109,229
  Reduction of long-term debt                                                          (5,037)           7,950
  Proceeds from exercise of stock options                                               2,161            1,867
  Cash dividends to stockholders                                                      (46,502)         (41,178)
                                                                                    ---------        ---------
  Net cash from (used in) financing activities                                        184,332           77,868
                                                                                    ---------        ---------

Net increase (decrease) in cash & cash equivalents                                      2,912           30,306
Cash & cash equivalents at beginning of period                                         90,304           63,685
                                                                                    ---------        ---------
Cash & cash equivalents at end of period                                            $  93,216        $  93,991
                                                                                    =========        =========

                                DOVER CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1995

NOTE A - Basis of Presentation

    The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and changes in cash flows in conformity with generally accepted accounting principles. In the opinion of the Company, all adjustments, consisting only of normal recurring items necessary for a fair presentation of the operating results have been made. The results of operations of any interim period are subject to year-end audit and adjustments, and are not necessarily indicative of the results of operations for the calendar year.

NOTE B - Inventory

    Inventories, by components, are summarized as follows:  (000's)

                                                SEPTEMBER 30,     DECEMBER 31,
                                                    1995              1994
                                                    ----              ----
Raw materials                                     $140,465          $116,829
Work in progress                                   198,588           167,251
Finished goods                                     145,308           121,828
                                                  --------          --------
        Total                                      484,361           405,908
Less LIFO reserve                                   43,922            41,304
                                                  --------          --------
Net amount per balance sheet                      $440,439          $364,604
                                                  ========          ========

NOTE  C - Material Business Acquisition

    The following table summarizes, on a pro forma (unaudited) basis, the estimated results of operations as if the Imaje acquisition (which closed on September 29, 1995) had taken place at the beginning of 1994, with appropriate adjustment for interest, depreciation, inventory charges, amortization and income taxes (in thousands except for per share figures).

                                                         NINE MONTHS
                                                      ENDED SEPTEMBER 30
                                                 ----------------------------
                                                    1995              1994
                                                    ----              ----
Net sales                                        $2,860,330        $2,350,039
Net earnings                                        218,265           144,897
Earnings per share                               $     1.92        $     1.27


NOTE D - Additional Information

    For a more comprehensive discussion of the Company's financial position, operating results, business properties and other matters, reference is made to the Company's Annual Report on Form 10-K which was filed with the Securities and Exchange Commission in March 1995.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


(1)MATERIAL CHANGES IN CONSOLIDATED FINANCIAL CONDITION:

    The Company's liquidity decreased during the first nine months of 1995 as compared to the position at December 31, 1994.

    Working capital decreased from $360.9 million at the end of last year to $246.3 million at September 30, 1995. The $114.6 million decrease represents positive cash flow during 1995 net of $302 million paid for acquisitions.

    At September 30, 1995, net debt (defined as long-term debt plus current maturities on long-term debt plus notes payable less cash and equivalents and marketable securities) amounted to $590 million representing 33% of total capital. This compares with 27% at December 31, 1994.

(2)MATERIAL CHANGES IN RESULTS OF OPERATIONS:

    The Company earned $.63 per share in the quarter ended September 30, up 40% from $.45 earned in the year earlier period. The earnings per share figures are adjusted retroactively for a 2 for 1 stock split that was distributed on September 15 to stockholders of record on August 31. Sales of $935 million gained 16% from last year's third quarter.

    The 1995 third quarter results included two non-recurring items--a $15 million pre-tax provision for costs to close an elevator manufacturing facility (included in the Dover Elevator International segment) and a gain of $9.5 million from settlement of contract claims on a government program (included in the Dover Diversified segment). The net effect of these items was to reduce pre-tax profit by $5.5 million and earnings per share by $.03 per share.

    For the nine months Dover's earnings per share of $1.85 was up 45% from the $1.28 reported in the first nine months of 1994. Sales of $2.7 billion increased 22%. The 1995 nine month sales and earnings per share were new records for Dover, topping the record results reported last year.

    During the third quarter, Dover split its stock 2 for 1, raised its dividend to an annual rate of $.60 per post-split share, and completed its previously announced acquisition of Imaje S.A. for an economic cost of $205 million. This brought Dover's acquisition spending to $302 million for the first nine months of the year. Some further acquisition activity is expected in the fourth quarter, possibly leading to a new annual record. Dover's previous record for acquisition spending was $321 million in 1993. The 1995 acquisitions will modestly dilute current year earnings, due to acquisition write-offs and interest expense, but should contribute strongly to 1996.

    Four of Dover's 5 market segments had higher operating income in the third quarter, excluding the 2 non-recurring items. Dover Technologies gained 59%, Dover Diversified 47%, Dover Elevator 40%, and Dover Industries 25%. Dover Resources had a modest decline of 5%. Year-to-date operating income is ahead of prior year in all 5 segments.

DOVER TECHNOLOGIES

    Technologies was again Dover's largest segment in terms of earnings, aided by continued strong sales and earnings comparisons at Universal Instruments. Almost all of Technologies' $12.3 million profit increase was achieved by Universal, which also provided about two-thirds of Technologies' total sales and a higher percentage of earnings. Four of Dover Technologies' other 6 businesses also achieved sales and earnings gains. Universal's shipments and profit levels reflected their large order backlog at June 30, 1995 and included a favorable mix of thru-hole products which carry higher margins than more rapidly growing surface mount equipment. Universal's book-to-bill ratio in the quarter was .85 with most of the imbalance in thru-hole, where the market has turned decidedly weaker. Total orders were 16% above last year. Capacity additions continue to be made for surface mount products and Universal plans to introduce several new models of its successful GSM line in the December-January timeframe. Technologies' overall book-to-bill was .95 as all companies except Universal had ratios above 1.0. Backlog at September 30 was 36% higher than last year (19% higher at Universal). The Imaje acquisition, while dilutive to Dover on an after-tax basis, should favorably affect Technologies' fourth quarter pretax, pre-interest segment reporting. Comparisons to fourth quarter of 1994 will be very strong but earnings may decrease from the level of this year's third quarter. The outlook for 1996 is quite positive, largely due to the expected favorable impact of Imaje.

DOVER INDUSTRIES

    Dover Industries achieved a 10% sales increase in the third quarter--a smaller gain than in the first half of the year (which was up 20%)--but the pattern of earnings gains in excess of sales gains continued, with profit growth of 25% compared to last year. Heil, Marathon, Davenport, and Texas Hydraulics all had profit growth in excess of 25% as 7 of Industries' 12 companies posted earnings gains. Auto service equipment (Rotary and Chief) and commercial restaurant equipment (Groen and Randell) had weaker sales and earnings as a result of the softness in the U.S. economy earlier this year. However, incoming orders at these four businesses in the third quarter were very close to last year and three had higher orders than sales. Heil's tank trailer orders were much lower than in the 1994 third quarter, which was a particularly strong period, reducing Heil's total backlog to 95% of last year's level. Absent the tank trailer decline, overall Dover Industries' orders were up 2% from 1994.

DOVER ELEVATOR INTERNATIONAL

    Dover Elevator International recorded its strongest quarterly operating profit ($16,995,000) in more than three years, representing a gain of 40% from a disappointing third quarter last year. Last year's third quarter reflected problems at General Elevator which recorded a loss compared to a profit this year. In this year's third quarter, Dover Elevator International established a $15 million provision for cash costs and property carrying value write-downs associated with a decision to close manufacturing operations in Canada. Dover will continue its market-leading elevator sales and construction and service operations in Canada while consolidating production in existing facilities in the United States. Profit improvement in excess of $5 million per year is expected from these actions beginning in 1996.

    Nigel Davis, President of Dover Elevator International's Hammond and Champness subsidiary in the UK since 1986, was appointed Executive Vice President-Chief Operating Officer of Dover Elevator International during the third quarter. In October, John Apple, who will remain as a Vice President of Dover Corporation, resigned as Chief Executive of Dover Elevator International. Mr. Apple spent his entire business career--spanning more than 35 years--with Dover Elevator and its associated companies. He was a key factor in the growth of this business from an internal product line start-up to its current position as the leading North American elevator company (although he would be first to acknowledge that Otis still deserves the leadership title on a worldwide basis). Further changes in operating management have been made in North America reflecting Dover's intention to conduct operations here in a more unitary fashion. This shift in focus is intended to bring customers everywhere in North America the very best practices and services developed anywhere within Dover's elevator businesses.

DOVER RESOURCES

    The Dover Resources' market segment had a 5% decline in third quarter earnings but remained 9% ahead of last year for the 9 months. Lower sales of vapor recovery products at Blackmer and OPW were the primary factor, reflecting weaker market conditions in this product area after very strong growth in recent years. Seven of Dover Resources' 16 companies achieved earnings gains in the quarter, led by Norris Sucker Rods, Ronningen-Petter, and Midland. De-Sta-Co continued to post sales increases but margins dropped due to sales mix and higher-than-normal costs in its Detroit facilities. A temporary shortage of skilled labor has resulted in excessive overtime, higher turnover, and increased training costs. Third quarter total bookings in Dover Resources were only 2% above last year; however, September was an encouraging month with orders 13% ahead of last year and backlog at September 30th 15% above the 1994 level.

DOVER DIVERSIFIED

    Profits at Dover Diversified for the third quarter rose 47% compared to last year, excluding the contract settlement contribution of $9.5 million. The operating improvement was primarily due to strong gains at Belvac (beverage can making equipment) and Tranter (heat transfer products). Belvac's orders were (finally) less than shipments but their backlog equals more than a year's sales at third quarter production levels. Tranter had a book-to-bill ratio of 1.04 and enters the fourth quarter with backlog 65% higher than last year. Overall operating margins continued below normal for Dover Diversified because of disappointing profit levels at Hill Phoenix and A-C Compressor, whose combined third quarter sales exceeded $70 million. Hill is struggling with the start-up costs of its new plant in Virginia and the closing of its old facility as well as the initially expensive impact of a newly-introduced product line. A-C has found some of the projects in its very large backlog more difficult and costly to produce than expected. Newly acquired Mark Andy (flexographic printing equipment) completed a successful initial quarter as part of Dover with sales and earnings above prior year. Diversified's third quarter bookings were slightly below sales, but September 30 backlog is 37% higher than last year (30% excluding the impact of Mark Andy). Diversified has substantial internal growth and profit improvement opportunities that should lead to a strong fourth quarter and an excellent 1996 year.

OUTLOOK

Commenting on third quarter results, Thomas L. Reece, Dover's President and CEO, said, "As expected, we began to see some impact from the U.S. economic slow-down in our third quarter results. There is some evidence that this was temporary and will be followed by renewed, if more modest, economic growth. That being the case, Dover will have a strong year in 1996 as well as the strong finish to 1995 that we are confident of achieving."

PART II.    OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K

           A Form 8-K dated August 7, 1995 was filed on August 11, 1995 (and subsequently amended on August 17, 1995 to incorporate an exhibit) regarding the change in principal accountants to audit the Company's financial statements for the calendar year ending December 31, 1995.

           A Form 8-K dated September 29, 1995 was filed on October 16, 1995 (and subsequently amended on October 25, 1995) regarding the acquisition of Imaje, S.A.

                                   Signatures

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            DOVER CORPORATION


Date: October 25, 1995                      /s/ John F. McNiff
      ----------------                      ----------------------------------
                                            John F. McNiff, Vice President and
                                            Treasurer

Date: October 25, 1995                      /s/ Alfred Suesser
      ----------------                      ----------------------------------
                                            Alfred Suesser, Controller and
                                            Assistant Treasurer

                                EXHIBIT INDEX



                    Exhibit 27  - Financial Data Schedule