Form 10-K405
period 1995-12-31
DOVER CORP
filed 1996-03-26
CIK 29905

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

         Annual Report Pursuant to Section 13 or 15(d) of the Securities
/X/      Exchange Act of 1934

For the fiscal year ended December 31, 1995

                                       OR

         Transaction Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from____________to____________.

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

Securities registered pursuant to Section 12(b) of the Act:

                                                        Name of each exchange
         Title of each class                            on which registered
         -------------------                            -------------------

Common Stock, par value $1.                             New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

           Title of class
           --------------

6.45% Notes due November 15, 2005

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past ninety days.   Yes  X   No______

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 4, 1996 was $4,841,421,685. Registrant's price as reported on the New York Stock Exchange-Composite Transactions for March 4, 1996 was $45.625 per share.

The number of outstanding shares of the Registrant's common stock as of March 4, 1996 was 113,786,101.

DOCUMENTS INCORPORATED BY REFERENCE

Parts I, II, and IV -      Certain portions of the Annual Report to Stockholders
                           for Fiscal Year Ended December 31, 1995 (the "1995
                           Annual Report").

Parts II, and III   -      Certain portions of the Proxy Statement for Annual
                           Meeting to be held on April 30, 1996 (the "1996 Proxy
                           Statement").

                                     PART I

Item 1.  BUSINESS

General

           Dover Corporation ("Dover" or the "Company"), originally incorporated in 1947 in the State of Delaware, is a diversified industrial manufacturing corporation encompassing over 50 different operating companies which manufacture a broad range of specialized industrial products and sophisticated manufacturing equipment.

           The Company's businesses are divided into five business segments. Dover Resources manufactures products primarily for the automotive, fluid handling, petroleum and chemical industries. Dover Industries makes products for use in the waste handling, bulk transport, automotive service, commercial food service and machine tool industries. Dover Technologies builds primarily sophisticated automated assembly equipment for the electronics industry, industrial printers for coding and marking and, to a lesser degree, specialized electronic components. Dover Diversified builds sophisticated assembly and production machines, heat transfer equipment and specialized compressors, as well as sophisticated products and control systems for use in the defense, aerospace and commercial building industries. Dover Elevator manufactures, installs and services elevators primarily in North America.

           The Company emphasizes growth and strong internal cash flow. It has a long-standing and successful acquisition program pursuant to which, from January 1, 1991 through December 31, 1995, the Company made 47 acquisitions at a total acquisition cost of $962 million. For more detail regarding acquisitions over the past three years, see page 3 of the 1995 Annual Report as well as Note 2 to the Consolidated Financial Statements on pages 27-28 of the 1995 Annual Report, which are hereby incorporated by reference. These acquisitions have had a substantial impact on the Company's increase in sales and earnings since 1991. The Company's acquisition program traditionally focused on acquiring new or stand-alone businesses. However, since 1993, increased emphasis has been placed on acquiring businesses which can be added on to existing operations. The Company aims to be in businesses marked by growth, innovation and higher than average profit margins. It seeks to have each of its businesses be a leader in its market as measured by market share, innovation, profitability and return on assets.

           The Company practices a highly decentralized management style. The presidents of operating companies are very autonomous and have a high level of independent responsibility for their businesses and their performance. This is in keeping with the Company's operating philosophy that small independent operations are better able to serve customers by focusing closely on their products and reacting quickly to customer needs. The Company's executive management becomes involved only to guide and manage capital, assist in major acquisitions, evaluate, motivate and, if necessary, replace operating management, and provide selected other services.

           Dover Resources manufactures components and equipment primarily for the automotive, fluid handling, petroleum and chemical industries. Its largest businesses are De-Sta-Co (compressor valves and workholding devices), OPW Fueling Components (gasoline nozzles and related service station equipment), and Blackmer (rotary vein and progressive cavity pumps and gas compressors). At the beginning of 1994, Dover Resources acquired Midland Manufacturing, a market leader in safety valves and gauging equipment for rail tank cars. Other Dover Resources companies produce liquid monitoring, filtration and control systems, oil and gas production equipment, and other valve, instrumentation and control systems and products.

           Dover Industries manufactures a diverse mix of equipment and components for use in the waste handling, bulk transport, automotive service, commercial food service, machine tool and other industries. The largest operations are Heil, acquired in 1993 (trailerized tanks and refuse collecting vehicles), Tipper Tie (clip closures for food packaging), Marathon, acquired at the end of 1990 (solid waste compaction, transporting and recycling equipment), Rotary Lift (automotive lifts), and Groen (food service equipment). In 1994, Tipper Tie acquired Technopack of Hamburg, Germany, a former licensee, and combined it with Tipper Tie's European operations. Other Dover Industries operations produce auto collision measuring and repair systems, commercial refrigeration, welding torches, plasma cutting products and screw machines.

           Dover Technologies sells assembly equipment, screen printers, and soldering machines for the printed circuit board industry, as well as components for communications (including wireless) and military applications. Its primary competitors are Japanese producers, including Fuji Machine, Panasonic and TDK. The most significant business in this segment is Universal Instruments which, in 1995, accounted for approximately 65% of the sales and a much higher percentage of the operating profit of Dover Technologies. Universal Instruments' sales and operating profit for 1995 grew 36% and 81%, respectively, over 1994. Universal Instruments is the world's largest producer of thru-hole printed circuit board assembly equipment, as well as a significant manufacturer of surface mount printed circuit board assembly equipment. At the end of the third quarter of 1995, Dover Technologies acquired Imaje, S.A., for approximately $212 million. Based in Valence, France, Imaje is one of the world's three largest manufacturers of industrial continuous ink jet printers and specialized inks used for coding and marking a wide variety of products and consumables. It also produces laser and contact marking printers.

           Dover Diversified manufactures equipment and components for industrial, commercial, and defense applications. The largest operations are Belvac, acquired in 1993 (can-making machinery), Tranter (process industry heat exchangers), A-C Compressor, acquired in 1992 (process industry compressors), and Hill Phoenix, acquired in 1993-94 (refrigeration cases and systems for supermarkets). In the second quarter of 1995, Dover Diversified acquired Mark Andy, a leading manufacturer of narrow web flexographic printing presses. Other Dover Diversified businesses produce such products as fluid film and self-lubricating bearings, metal and fabric expansion joints, submarine and aircraft hydraulic controls, remote manipulators and industrial cleaning equipment.

           Dover Elevator is the nation's largest manufacturer and installer, and one of the largest servicers, of elevators for low- and mid-rise buildings. Dover Elevator also participates in the high-rise market for new equipment and service. Its primary competitors are Otis, Westinghouse/Schindler and Montgomery/Kone. Dover Elevator also sells and services elevators in foreign markets, principally the United Kingdom and Canada. Somewhat less than half of Dover Elevator's sales and all of its profits are generated by the service business. During 1994 and 1995, Dover Elevator took charges against earnings of $12 and $32 million, respectively, in connection with the reorganization of Dover Elevator Company and General Elevator Company in 1994, and a restructuring of North American operations in 1995, including consolidation of manufacturing operations and a 12% reduction in the salaried workforce.

                  Dover sells its products and services both directly and through various distributors, sales and commission agents and manufacturers representatives, in all cases consistent generally with the custom of the industry and market being served. For more information on these segments and their products, sales, markets served, earnings before tax and total assets for the six years ended December 31, 1995, see pages 6 through 22 of the 1995 Annual Report, which are hereby incorporated by reference.

Raw Materials

                  Dover's operating companies use a wide variety of raw materials, primarily metals and semi-processed or finished components, which are generally available from a number of sources. Temporary shortages may occur occasionally, but have not resulted in business interruptions or major problems, nor are any such problems anticipated. Through the first half of 1995, prices for steel and aluminum, which are used by a large number of Dover companies, increased. Thereafter, prices for aluminum have generally declined about 10% through the first quarter of 1996 and steel prices have remained stable. To date these cost increases have not had a material impact on operating profits.

Research and Development

                  Dover's operating companies are encouraged to develop new products as well as upgrade and improve existing products to satisfy customer needs, expand sales opportunities, improve product reliability and reduce production costs. During 1995, approximately $94 million was spent on research and development, compared with $97 million and $60 million in 1994 and 1993, respectively.

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

Trademarks and Tradenames

                  Many of the Company's products are sold under various registered and unregistered trademarks and tradenames owned or licensed by the Company. Among the most significant are: A-C Compressor, Annubar, Blackmer, De-Sta-Co., Davenport, DEK, Dover, Duncan, Groen, Heil, Marathon, Norris, OPW, Rotary Lift, Sargent ,SWEP, Tipper Tie, Tranter and Universal.

Seasonality

                  Dover's operations are generally not seasonal, although their performance tends to be stronger in the second and fourth quarters of the year.

Customers

                  Dover's businesses serve thousands of customers, no one of which accounted for more than 10% of sales in 1995. Within each of the five segments, no customer accounted for more than 10% of segment sales in 1995.

Backlog

                  Backlog generally is not considered a significant factor in Dover's businesses, as most products have relatively short delivery periods. It is more revelant to those businesses which produce larger and more sophisticated machines, or have long-term government contracts, primarily A-C Compressor, Belvac, Dover Elevator International, Heil Trailer, Mark Andy, Sargent Controls and Universal.

                  Total Company backlog as of December 31, 1995 and 1994 was $997 million and $927 million, respectively.

Competition

                  Dover's competitive environment is complex because of the wide diversity of products manufactured and markets served. In general, Dover companies are market leaders which compete with only a few companies. In addition, since most of Dover's manufacturing operations are in the United States, Dover usually is a more significant competitor domestically than in foreign markets

                  In the Elevator segment, Dover competes for the manufacture and installation of elevators with a few generally large multinational competitors and maintains a strong domestic position. For service work, there are numerous local, regional and national competitors.

                  In the Technologies segment, Dover competes globally against a few very large companies, primarily based in Japan or Europe.

                  Within the other three segments, competition is primarily domestic, although an increasing number see more international competitors and several serve markets which are predominantly international, particularly A-C Compressor, Alberta Oil Tool, Belvac, Civacon, CRL, De-Sta-Co, Dieterich Standard, Duncan, Norris, OPW Fueling Components, Ronningen-Petter, Tipper Tie/Technopak, Tranter and Wittemann.

International

                  For foreign sales and assets, see Note 15 to the Consolidated Financial Statements on page 33 of the 1995 Annual Report, which is incorporated herein by reference. Export sales of domestic operations were $773 million in 1995, $560 million in 1994 and $413 million in 1993.

                  Although international operations are subject to certain risks, such as price and exchange rate fluctuations and foreign governmental restrictions, Dover intends to increase its expansion into foreign markets, particularly with respect to its elevator business, as domestic markets mature.

                  The countries where most of Dover's foreign subsidiaries and affiliates are based are Canada, France, Great Britain, Germany and Sweden.

Environmental Matters

                  Dover believes its operations generally are in substantial compliance with applicable regulations. In some instances, particular plants and businesses have been the subject of administrative and legal proceedings with governmental agencies relating to the discharge or potential discharge of substances. Where necessary, these matters have been addressed with specific consent orders to achieve compliance. Dover believes that continued compliance will not have any material impact on the Company's financial position going forward and will not require significant capital expenditures.

Employees

                  The Company had approximately 25,300 employees as of December 31, 1995.



Item 2.  PROPERTIES

The number, type, location and size of the Company's properties are shown on the following charts, by segment.

                                          Number and Nature of Facilities                Square Footage (000's)
                               -------------------------------------------------------------------------------------
                                                      Ware-            Sales/
Segment                               Mfg.            house           Service            Owned           Leased
-------                               ----            -----           -------            -----           ------
Resources                              53               16               46              2,095             405
Industries                             29                8               15              2,779             262
Diversified                            26               11               37              2,037             636
Technologies                           26                8               77                961             505
Elevator                               10               49              249                347           1,830

                                                                       Locations
                                                     ---------------------------------------------
                                                       North
                                                     American          Europe              Other
                                                     --------          ------              -----
Resources                                               82               11                  1
Industries                                              39                7                  -
Diversified                                             39               19                  3
Technologies                                            35               37                 27
Elevator                                               195               35                  4



                  The facilities are generally well maintained and suitable for the operations conducted. While the productive capacity of its plants is generally adequate for current needs, several businesses, particularly Heil, Hill Phoenix and Universal, have completed or are committed to significant plant expansion to meet current and future demand.

Item 3.  LEGAL PROCEEDINGS

                  Dover is party to a number of legal proceedings arising out of the normal course of its businesses. In general, most claims arise in connection with activities of its Elevator segment operations and certain of its other businesses which make products used by the public. For several years, Dover has also been involved with the Internal Revenue Service regarding tax assessments for the eight years ended December 31, 1989, which matters were settled in early 1995. In addition, matters have arisen under various environmental laws, as well as under local regulatory compliance agencies. For a further description of such matters, see Note 12 to the Consolidated Financial Statements on pages 32-33 of the 1995 Annual Report, which is incorporated herein by reference.

                  Based on insurance availability, established reserves and periodic reviews of those matters, management is of the opinion that the ultimate resolution of current pending claims and known contingencies should not have a material adverse effect on Dover's financial position taken as a whole.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

                All officers are elected annually at the first meeting of the Board of Directors following the annual meeting of stockholders and are subject to removal at any time by the Board of Directors. The executive officers of Dover as of March 22, 1996, and their positions with the Company (and, where relevant, prior business experience) for the past five years are as follows:

Name                                Age              Positions Held and Prior Business Experience
----                                ---              --------------------------------------------
Gary L. Roubos                      59               Chairman (since August 1989) and Director;
                                                     previously President (through May 1993) and
                                                     Chief Executive Officer (through May 1994).

Thomas L. Reece                     53               Chief Executive Officer (since May 1994),
                                                     President and Director (since May 1993);
                                                     previously President of Dover Resources, Inc.

John F. McNiff                      53               Vice President-Finance and Treasurer

Robert G. Kuhbach                   48               Vice President, General Counsel and
                                                     Secretary (since May 1993); prior thereto
                                                     Senior Vice President (later Executive Vice
                                                     President and a Director), Secretary and
                                                     General Counsel (through February 1992) of
                                                     Sudbury, Inc., (industrial products).

Robert A. Tyre                      51               Vice President-Corporate Development (since
                                                     February 1995); prior thereto President, Rye
                                                     Transaction Consultants, Inc. (acquisition
                                                     consultants), from February 1993 to January
                                                     1995; prior thereto for more than five years,
                                                     Vice President, Booz-Allen & Hamilton, Inc.
                                                     (management consultants).

Alfred Suesser                      63               Controller

John B. Apple                       61               Vice President

Lewis E. Burns                      57               Vice President and President of Dover
                                                     Industries, Inc.

Rudolf J. Herrmann                  45               Vice President (since November 1993) and
                                                     President of Dover Resources, Inc. (since May
                                                     1993); prior thereto, President of Rotary Lift
                                                     division of Dover Industries, Inc.

John E. Pomeroy                     54               Vice President (since November 1993) and
                                                     President of Dover Technology International,
                                                     Inc.

Jerry W. Yochum                     57               Vice President, Director (since May 1993) and
                                                     President of Dover Diversified, Inc.


                                     PART II

Item 5.         MARKET FOR REGISTRANT'S COMMON STOCK
                AND RELATED STOCKHOLDER MATTERS

                The principal market in which the Company's Common Stock is traded is the New York Stock Exchange. Information on the high and low sales prices of such stock, and the frequency and the amount of dividends paid during the last two years, is set forth on Page 35 of the 1995 Annual Report and incorporated herein by reference. On September 15, 1995, Registrant effected a 2 for 1 stock split in the form of a stock dividend payable to holders of record on August 31, 1995.

                The number of holders of record of the Registrant's Common Stock as of March 4, 1996 is approximately 3,000.

Item 6.         SELECTED FINANCIAL DATA

                The information for the years 1985 through 1995 is set forth in the 1995 Annual Report on pages 38 and 39 and is incorporated herein by reference.

Item 7.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                The information set forth in the 1995 Annual Report on pages 36 and 37 is incorporated herein by reference.

Item 8.         FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                The information set forth in the 1995 Annual Report on pages 22 through 35 is incorporated herein by reference.

Item 9.         CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                ACCOUNTING AND FINANCIAL DISCLOSURE

                For information regarding Registrant's change in independent accountants, see "Miscellaneous Relationship with Independent Accountants" in the 1996 Proxy Statement, which is incorporated herin by reference.

                                    PART III

Item 10.        DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                The information with respect to the directors of the Company required to be included pursuant to this Item 10 is included under the caption "1. Election of Directors" in the 1996 Proxy Statement to be filed with the Securities and Exchange Commission (the "Commission") pursuant to Rule 14a-6 under the Securities Exchange Act of 1934, as amended, and is incorporated in this Item 10 by reference. The information with respect to the executive officers of the Company required to be included pursuant to this Item 10 is included under the caption "Executive Officers of the Registrant" in Part I of this Annual Report on Form 10-K and is incorporated in this Item 10 by reference.

Item 11.        EXECUTIVE COMPENSATION

                The information with respect to executive compensation required to be included pursuant to this Item 11 is included under the caption "Executive Compensation" in the 1996 Proxy Statement and is incorporated in this Item 11 by reference.

Item 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                MANAGEMENT

                MANAGEMENT

                The information regarding security ownership of certain beneficial owners and management that is required to be included pursuant to this Item 12 is included under the captions "General" and "Security Ownership" in the 1996 Proxy Statement and is incorporated in this Item 12 by reference.

Item 13.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                The information with respect to any reportable transaction, business relationship or indebtedness between the Company and the beneficial owners of more than 5% of the Common Stock, the directors or nominees for director of the Company, the executive officers of the Company or the members of the immediate families of such individuals that is required to be included pursuant to this Item 13 is included under the caption "1. Election of Directors-Directors' Compensation" in the 1996 Proxy Statement and is incorporated in this Item 13 by reference.

                                     PART IV

Item 14.        EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
                AND REPORTS ON FORM 8-K

        (a) (1)      Financial Statements

             The following consolidated financial statements of Dover Corporation and its subsidiaries are set forth in the 1995 Annual Report, which financial statements are incorporated herein by reference:

            (A)      Independent Accountants' Report.

            (B) Consolidated balance sheets as of December 31, 1995, 1994 and 1993.

            (C) Consolidated statements of earnings for the years ended December 31, 1995 1994 and 1993.

            (D) Consolidated statements of retained earnings for the years ended December 31, 1995, 1994 and 1993.

            (E) Consolidated statements of cash flows for the years ended December 31, 1995, 1994 and 1993.

            (F)      Notes to consolidated financial statements.

            (2)      Financial Statement Schedule

            The following financial statement schedule is attached to Part IV of this Annual Report report on form 10-K:

              Independent Accountants' Report on Schedules and Consent.

                         II    --   Valuation and Qualifying Accounts

            All other schedules are not required and have been omitted.

            (3)      See (c) below.

        (b) A Form 8-K dated September 29, 1995 was filed on October 16, and subsequently amended on Form 8-K/A No.1 dated October 25, 1995 regarding the Company's acquisition of Image, S.A.

        (c)  Exhibits:

             (3)  (a) Restated Certificate of Incorporation and Amendments
                      thereto.

                  (b) By-laws, as amended.

             (4) The Company agrees to furnish to the Commission, upon request, copies of any instruments with respect to long-term debt which does not exceed 10 percent of the total consolidated assets of the Company.

             (10) (a) 1984 Incentive Stock Option and Cash Performance
                      Program.*

                  (b) Employee Savings and Investment Plan.*

                  (c) 1995 Incentive Stock Option and Cash Performance
                      Program.*

                  (d) 1996 Non-Employee Directors' Stock Compensation Plan.

              (13) Incorporated portions of Dover's Annual Report to Stockholders for its fiscal year ended December 31, 1995.

              (21)    Subsidiaries of Dover.

              (23)    Independent Accountants' Consents.

                      (a) Coopers & Lybrand L.L.P..

                      (b) KPMG Peat Marwick LLP.

              (24)    Form of Power of Attorney.

              (27)    Financial Data Schedules (in Edgar filing only).

*  Executive compensation plan or arrangement.

        (d) Not applicable.

                                   SIGNATURES

                Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     DOVER CORPORATION

                                           By:/s/Thomas L. Reece
                                              -------------------------
                                              Thomas L. Reece
                                              President and Chief Executive
                                              Officer

                                           Date:  March 22, 1996

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

Signature                                        Title                                    Date
---------                                        -----                                    ----

/s/Thomas L. Reece
-----------------------
Thomas L. Reece                     President and  Chief Executive
                                    Officer and Director
                                    (Principal Executive Officer)                     March 22, 1996

/s/John F. McNiff
-----------------------
John F. McNiff                      Treasurer

                                    (Principal Financial Officer)                     March 22, 1996

/s/Alfred Suesser
-----------------------
Alfred Suesser                      Controller                                        March 22, 1996
                                    (Principal Accounting Officer)

/s/Gary L. Roubos
-----------------------
Gary L. Roubos                      Chairman and Director*                            March 22, 1996

/s/David H. Benson
-----------------------
David H. Benson                     Director*           March 22, 1996

/s/Magalen O. Bryant
-----------------------
Magalen O. Bryant                   Director*           March 22, 1996

/s/Jean-Pierre M. Ergas
-----------------------
Jean-Pierre M. Ergas                Director*           March 22, 1996

/s/Roderick J. Fleming
-----------------------
Roderick J. Fleming                 Director*           March 22, 1996

/s/John F. Fort
-----------------------
John F. Fort                        Director*           March 22, 1996

/s/James L. Koley
-----------------------
James L. Koley                      Director*           March 22, 1996

/s/Anthony J. Ormsby
-----------------------
Anthony J. Ormsby                   Director*           March 22, 1996

/s/Jerry W. Yochum
-----------------------
Jerry W. Yochum                     Director*           March 22, 1996

*  By: /s/Robert G, Kuhbach
       -----------------------
       Robert G. Kuhbach
       Attorney-in-Fact

                                                                     SCHEDULE II

                       DOVER CORPORATION AND SUBSIDIARIES

                        Valuation and Qualifying Accounts

                    Years Ended December 31, 1995, 1994, 1993

                                                                                  Additions
                                                                  Balance at      Charged to                          Balance at
                                                                 Beginning of      Cost and         Deductions         Close of
                                                                     Year          Expense             (1)               Year
                                                                     ----          -------             ---               ----
                                                                                     (000's omitted)
                    Year Ended December 31, 1995
                        Allowance for Doubtful Accounts      $      14,326      $       9,616     $       1,617      $     22,325

                    Year Ended December 31, 1994
                        Allowance for Doubtful Accounts      $      10,199      $         898     $      (3,229)     $     14,326

                    Year Ended December 31, 1993
                        Allowance for Doubtful Accounts      $       9,753      $       5,546     $       5,100      $     10,199

Notes:

(1) Represents uncollectible accounts written off and reduction of prior years' over-provision less recoveries of accounts previously written off, net of $ 3,260, $827 and $705 related to acquisitions and divestitures in 1995, 1994 and 1993, respectively.

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Dover Corporation:

Our report on our audit of the consolidated financial statements of Dover Corporation has been incorporated by reference in this Form 10-K from the 1995 annual report to stockholders of Dover Corporation and appears on page 34 therein. In connection with our audit of such financial statements we have also audited the related financial statement schedule as listed in the index under
Item 14 (a) on page 14 of this Form 10-K.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

                                                        Coopers & Lybrand L.L.P.

New York, New York
February 20, 1996

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Dover Corporation:

We have audited the accompanying consolidated balance sheets of Dover Corporation and subsidiaries as of December 31, 1994 and 1993 and the related consolidated statements of earnings, retained earnings and cash flows for the years then ended. These consolidated financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Dover Corporation and subsidiaries at December 31, 1994 and 1993 and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the consolidated financial statements taken as a whole. The supplementary information included in
Schedule II for the years ended December 31, 1994 and 1993 is presented for purposes of additional analysis and is not a required part of the consolidated financial statements. Such information has been subjected to the auditing procedures applied in the audits of the consolidated financial statements and, in our opinion, based on our audits, is fairly stated in all material respects in relation to the consolidated financial statements taken as a whole.

                                                           KPMG Peat Marwick LLP

345 Park Avenue
New York, New York 10154
February 22, 1995

                                                   EXHIBIT INDEX

(3)      (a)      Restated Certificate of Incorporation and Amendments thereto, filed as Exhibit 3(a) to Annual Report on Form 10-K for year ended December 31, 1989, is incorporated by reference.

         (b) By-laws, as amended, filed as Exhibit 3(ii) to Quarterly Report on Form 10-Q for period ended September 30, 1993, is incorporated by reference.

(10) (a) 1984 Incentive Stock Option and Cash Performance Program, filed as Exhibit 10(a) to Annual Report on Form 10-K for year ended December 31, 1984, is incorporated by reference.

                  (b) Employee Savings and Investment Plan, filed as Exhibit 99 to Registration Statement on Form S-8 filed under Securities Act of 1933 (Reg. No.33-01419), is incorporated by reference.

                  (c) 1995 Incentive Stock Option and Cash Performance Program, included as Exhibit A to the 1995 Proxy Statement relating to the 1995 Annual Meeting of Stockholders and dated March 15, 1995, is incorporated by reference.

                  (d) 1996 Non-Employee Directors' Stock Compensation Plan, included as Exhibit A to the 1996 Proxy Statement, is incorporated by reference.

(13) Incorporated portions of Dover's Annual Report to Stockholders for its fiscal year ended December 31, 1995.

(21)              Subsidiaries of Dover.

(23) Independent Accountants' Consents. (See Independent Accountants' Report on Schedules and Consents in Part IV hereof)

                     (a) Coopers & Lybrand L.L.P.

                     (b) KPMG Peat Marwick LLP

(24)              Form of Power of Attorney.

(27)              Financial Data Schedule (in Edgar filing only).