Form 10-Q
period 1996-03-31
DOVER CORP
filed 1996-04-30
CIK 29905

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q



               Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934



For three months ended March 31, 1996                 Commission File No. 1-4018



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

The number of shares outstanding of the Registrant's common stock as of the close of the period covered by this report was 113,804,882.

                         Part. I. FINANCIAL INFORMATION

Item 1.           Financial Statements


                       DOVER CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENT OF EARNINGS
                   THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                                 (000'S OMITTED)


                                                                      1996                1995
                                                               ------------------- --------------------
Net sales                                                         $  999,473          $  854,129
Cost of sales                                                        664,276             584,093
                                                               ------------------- --------------------
         Gross profit                                                335,197             270,036
Selling and administrative expenses                                  206,745             176,001
                                                               ------------------- --------------------
         Operating profit                                            128,452              94,035
                                                               ------------------- --------------------
Other deductions (income):
         Interest expense                                             11,526               8,854
         Interest income                                              (5,632)             (6,216)
         Foreign exchange                                               (310)                396
         All other, net                                               (1,187)             (1,019)
                                                               ------------------- --------------------
                  Total                                                4,397               2,015
                                                               ------------------- --------------------

         Earnings before taxes on income                             124,055              92,020
Federal and other taxes on income                                     46,310              32,221
                                                               ------------------- --------------------
         Net earnings                                            $    77,745           $  59,799
                                                               =================== ====================

Weighted average number of common shares outstanding
         during the period                                           113,746             113,358
                                                               =================== ====================

Net earnings per common share                                  $        0.68       $        0.53
                                                               =================== ====================



                       DOVER CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED STATEMENT OF RETAINED EARNINGS
                   THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                                 (000'S OMITTED)


                                                                 1996               1995
                                                       ------------------- --------------------
Balance at beginning of period                             $1,152,187          $1,268,115
Net earnings                                                   77,745              59,799
                                                       ------------------- --------------------
                                                            1,229,932           1,327,914

Deduct common stock cash dividends of
         $.15 per share ($.13 in 1995)                         17,069              14,740
                                                       ------------------- --------------------
Balance at end of period                                   $1,212,863          $1,313,174
                                                       =================== ====================

                       DOVER CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                 (000'S OMITTED)


                                                                               MARCH 31,              DECEMBER 31,
                                                                                  1996                   1995
                                                                          --------------------- ---------------------
Assets
Current Assets:
         Cash and cash equivalents                                             $   106,774             $   121,698
         Marketable securities                                                      28,607                  27,054
         Receivables, net of allowance for doubtful accounts                       685,155                 706,889
         Inventories at cost                                                       523,315                 479,327
         Prepaid expenses                                                           51,843                  49,391
                                                                          --------------------- ---------------------
         Total current assets                                                    1,395,694               1,384,359
                                                                          --------------------- ---------------------
Property, plant & equipment, at cost                                             1,011,161                 975,127
Accumulated depreciation                                                          (568,245)               (551,187)
                                                                          --------------------- ---------------------
         Net property, plant & equipment                                           442,916                 423,940
                                                                          --------------------- ---------------------
Intangible assets, net of amortization                                             844,813                 811,182
Other intangible assets                                                             10,258                  10,258
Deferred charges and other assets                                                   30,014                  36,912
                                                                          --------------------- ---------------------
                                                                                $2,723,695              $2,666,651
                                                                          ===================== =====================

Liabilities
Current liabilities:
         Notes payable                                                        $    412,361             $   417,478
         Current maturities of long-term debt                                        2,166                   2,502
         Accounts payable                                                          196,779                 190,850
         Accrued compensation & employee benefits                                   92,285                 125,600
         Accrued insurance                                                         109,805                 106,274
         Other accrued expenses                                                    212,997                 209,455
         Income taxes                                                               62,586                  28,888
                                                                          --------------------- ---------------------
                  Total current liabilities                                      1,088,979               1,081,047
Long-term debt                                                                     255,015                 255,600
Deferred taxes                                                                      43,926                  46,328
Deferred compensation                                                               50,871                  55,970

Stockholders' Equity:
         Preferred stock                                                                 -                       -
         Common stock                                                              116,719                 116,563
         Additional paid-in surplus                                                 10,072                   6,424
         Cumulative translation adjustments                                         (2,748)                  2,268
         Unrealized holding gains (losses)                                           2,733                   3,994
         Retained earnings                                                       1,212,863               1,152,187
                                                                          --------------------- ---------------------
                                                                                 1,339,639               1,281,436

         Less:   treasury stock                                                     54,735                  53,730
                                                                          --------------------- ---------------------
                           Net stockholders' equity                              1,284,904               1,227,706
                                                                          --------------------- ---------------------
                                                                                $2,723,695              $2,666,651
                                                                          ===================== =====================

                       DOVER CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                   THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                                 (000'S OMITTED)

                                                                                       1996              1995
                                                                                  ---------------- ------------------
Cash flows from operating activities:
         Net income                                                                   $  77,745        $  59,799
                                                                                  ---------------- ------------------
         Adjustments to reconcile net income to net cash provided by operating activities:
              Depreciation                                                               20,543           16,012
              Amortization                                                                9,713            8,386
              Net increase (decrease) in deferred taxes                                  (4,230)          (1,268)
              Net increase (decrease) in LIFO reserves                                      393              291
              Increase (decrease) in deferred compensation                               (5,868)             221
              Other, net                                                                  6,230           (7,026)
              Changes in assets and liabilities (excluding acquisitions):
                  Decrease (increase) in accounts receivable                             33,138          (25,199)
                          Decrease (increase) in inventories, excluding
                       LIFO reserve                                                     (29,993)         (24,989)
                  Decrease (increase) in prepaid expenses                                (2,147)          (6,800)
                  Increase (decrease) in accounts payable                                (2,504)           8,789
                  Increase (decrease) in accrued expenses                               (28,076)          15,129
                  Increase (decrease) in federal and other
                            taxes on income                                              33,642           29,951
                                                                                  ---------------- ------------------

                  Total adjustments                                                      30,841           13,497

                                                                                  ---------------- ------------------
                  Net cash provided by operating activities                             108,586           73,296
                                                                                  ---------------- ------------------
Cash flows from (used in) investing activities:
         Net sale (purchase) of marketable securities                                    (1,553)          (2,231)
         Additions to property, plant & equipment                                       (35,685)         (28,056)
         Acquisitions, net of cash and cash equivalents                                 (58,849)         (16,240)
         Purchase of treasury stock                                                      (1,005)          (4,110)

                                                                                  ---------------- ------------------
                  Net cash from (used in) investing activities                          (97,092)         (50,637)
                                                                                  ---------------- ------------------
Cash flows from (used in) financing activities:
         Increase (decrease) in notes payable                                            (6,211)         (14,256)
         Reduction of long-term debt                                                     (5,608)            (242)
         Proceeds from exercise of stock options                                          2,469            1,083
         Cash dividends to stockholders                                                 (17,068)         (14,739)

                                                                                  ---------------- ------------------
                  Net cash from (used in) financing activities                          (26,418)         (28,154)
                                                                                  ---------------- ------------------
Net increase (decrease) in cash and cash equivalents                                    (14,924)          (5,495)
Cash and cash equivalents at beginning of period                                        121,698           90,304
                                                                                  ---------------- ------------------
Cash and cash equivalents at end of period                                            $ 106,774         $ 84,809
                                                                                  ================ ==================

                                DOVER CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1996


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

NOTE B - Inventory

         Inventories, by components, are summarized as follows:

                                                                           MARCH 31,             DECEMBER 31,
                                                                              1996                   1995
                                                                       ------------------ ---------------------
           Raw materials                                                    $165,162              $153,094
           Work in progress                                                  239,199               221,371
           Finished goods                                                    165,162               150,677
                                                                       ------------------ ---------------------
             Total                                                           569,523               525,142
           Less LIFO reserve                                                  46,208                45,815
                                                                       ------------------ ---------------------
           Net amount per balance sheet                                     $523,315              $479,327
                                                                       ================== =====================

NOTE C - Additional Information

         For a more adequate understanding of the Company's financial position, operating results, business properties and other matters, reference is made to the Company's annual form 10-K which was filed with the Securities and Exchange Commission in March 1996.

Item 2.  Management's Discussion and Analysis of Financial Condition and
                    Results of Operations

(1)    MATERIAL CHANGES IN CONSOLIDATED FINANCIAL CONDITION:

       The Company's liquidity remained almost flat during the first quarter of 1996 as compared to the position at December 31, 1995, despite an investment of $67 million for acquisitions during this three month period.

       Working capital increased from $303.3 million at the end of last year to $306.7 million at March 31, 1996.

       Six acquisitions were completed during this quarter which will add approximately $75 million to the Company's annual sales in 1996. Due to amortization of acquisition-related costs they negatively impacted first quarter earnings by a small amount but should be neutral to slightly positive in their impact for the full year.

(2)      MATERIAL CHANGES IN RESULTS OF OPERATIONS:

         The Company earned $.68 per share in its first quarter ended March 31st, up 28% from $.53 earned in the first quarter of 1995. Sales gained 17% to $999 million. Pretax profits rose 35% to $124 million, but a higher than normal tax rate of 37.3% (versus 35% last year) reduced net income growth to 30%. All of the Company's market segments achieved sales and profit growth.

DOVER TECHNOLOGIES:

         Profits at Dover Technologies advanced 30% on a sales gain of 36%. Most of the eight companies in this segment had higher earnings than last year, but almost all of the overall sales and earnings gains reflect the addition of companies acquired during 1995, notably Imaje. Universal Instruments continued to produce more than half of DTI's operating income. Universal's book-to-bill was .99 (.98 for DTI as a whole) with mix continuing to change in favor of surface mount assembly machines. New products shown by Universal at the important NEPCON show in February were well received, as were those of DEK and Soltec, but the market for electronic capital goods is not as robust as it was last year. Universal's backlog is 46% lower than one year ago. Consequently, Universal is expected to have negative quarterly earnings comparisons for at least the next two quarters. Growth in other DTI companies and the favorable impact of 1995 acquisitions are expected to result in a full-year earnings gain for DTI following their 75% gain in earnings in 1995. The strength of DTI's surface mount assembly products, which serve a large market with strong long-term growth potential, is very encouraging for DTI's performance beyond the current year.

DOVER INDUSTRIES:

       Dover Industries' profits improved 22% on a 10% sales gain. The first quarter results includes a $2.6 million gain on the sale of a leasing business, without which profits would have increased 13%. Eight of Industries' 12 companies had earnings gains with Heil Environmental and Heil Tank Trailer (the two largest businesses) both ahead more than 40%. Bookings for refuse trucks continue strong at Heil Environmental adding to backlog. The tank trailer business continued to recover from its fall-off in 1994-95. Other strong earnings gains were achieved by Dieterich Standard, Rotary Lift, Texas Hydraulics, and DovaTech. The food equipment market and screw machine market, especially automotive, were weaker affecting Groen, Randell and Davenport. March sales and earnings showed their normal seasonal upturn at DII and fears of a U.S. recession are receding. Both factors bode well for Industries' goal of achieving a significant earnings gain for all of 1996.

DOVER DIVERSIFIED:

         Dover Diversified's profits rose 35% from last year's first quarter but were below levels achieved during the second half of 1995. It's Hill Phoenix company recorded a $3.4 million cost of sales adjustment which resulted in a loss for the quarter. Manufacturing performance at Hill's case operation showed considerable improvement following its disruptive plant move last year, and the company has aggressive plans to improve customer satisfaction and operating margins during the balance of 1996. Both Belvac and Tranter continued their rapid growth as each had sales and earnings gains exceeding 25%. Together these two companies produced most of

Diversified's income on less than half its sales. Tranter's market for heat exchange products continued strong with orders exceeding shipments by 9%. Belvac's shipments continue to exceed bookings by a wide margin following an influx of orders in 1994-1995 for its can-necking machines, but backlog and current order rates should sustain good profitability throughout 1996. Shipments and margins improved at A-C Compressor but bookings have remained soft since this company adopted a more selective marketing approach in the second half of 1995. Dover Diversified believes it has the potential for market growth and internal margin improvement to reach its goal of a significant gain over 1995's record profits.

DOVER RESOURCES:

         Dover Resources' earnings gained 8% on a similar sales increase with half of its 16 businesses achieving profit gains. Profits were strong, but continued slightly below prior year, at De-Sta-Co, OPW-Fueling Components, and Blackmer, due to the previously reported slowness in the vapor recovery market and lower operating margins in the De-Sta-Co industrial product group. Strong sales and earnings gains were provided by Midland (rail tank car valves), AOT (Canadian oil production equipment), Ronningen-Petter (filtration systems) and Stark (special tubing assemblies). Orders were 2% below shipments for Dover Resources as a whole as the mixed performance among its many product areas continued. Overall margin of 16.6% was in line with expectations, but below prior peak performances, representing an additional opportunity for Resources to achieve its goal of a moderate earnings increase in 1996.

DOVER ELEVATOR:

         Following an extensive business restructuring in 1995, Dover Elevator International had its best quarter since the 1991 real-estate recession. Profits of almost $22 million were more than double those of a weak quarter last year. Operating margins exceeded 10% for the first time since 1990. Sales of $209 million were up 8% from last year's first quarter but only slightly above the 1995 average when full year operating profits were only $63 million. The margin improvement primarily reflects cost reduction from the business restructuring implemented in the third and fourth quarters of last year which involved $32 million of cost. Production has begun from DEI's "focused" hydraulic elevator factory which is expected to reduce manufacturing costs on this important product line. The U.S. hydraulic elevator market (low-rise construction) has shown improvement and DEI's bookings for this area were strong in the quarter. Total new elevator bookings exceeded shipments and were 7% above last year. DEI's first quarter profits exceeded expectation, reinforcing Dover's belief that profits for the year are likely to exceed $70 million, as suggested in Dover's recently published Annual Report.

OUTLOOK

         The company earned a record $2.45 per share in 1995 surpassing by 38% the earnings record it had set in 1994. In its Annual Report Dover said it anticipated a good year in 1996, with EPS growth at or above the 14% annual growth rate of 1990-1995. Although future quarters in 1996 represent more difficult comparisons, especially at Universal Investments, the strong start to the year is encouraging.

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




                                       DOVER CORPORATION



Date:           4/26/96                   /s/ John F. McNiff
            ----------------              ------------------------------
                                          John F. McNiff, Vice President
                                          and Treasurer



Date:           4/26/96                   /s/ Alfred Suesser
            ----------------              ------------------------------
                                          Alfred Suesser, Controller and
                                          Assistant Treasurer

EXHIBIT INDEX

Exhibit No.               Description
- ----------                -----------
EX-27                     Financial Data Schedule