Form 10-Q
period 1996-06-30
DOVER CORP
filed 1996-07-31
CIK 29905

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.   20549
                                   FORM 10-Q




              Quarterly Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934




For six months ended June 30, 1996                   Commission File No. 1-4018




                               DOVER CORPORATION
             (Exact name of registrant as specified in its charter)




         Delaware                                                         53-0257888
(State of Incorporation)                                    (I.R.S. Employer Identification No.)




280 Park Avenue, New York, NY                                                   10017
(Address of principal executive offices)                                      (Zip Code)




Registrant's telephone number, including area code:   (212) 922-1640




Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X      No
                                        -----      -----



The number of shares outstanding of the Registrant's common stock as of the close of the period covered by this report was 113,887,685.

                      Part. I.    FINANCIAL INFORMATION

Item 1.    Financial Statements


                       DOVER CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENT OF EARNINGS
                   Three Months Ended June 30,  1996 and 1995
                                 (000 omitted)

                                                                        1996                  1995
                                                                    -------------        --------------
Net sales                                                           $ 1,023,423            $ 948,164
Cost of sales                                                           674,637              645,128
                                                                    -------------        --------------
   Gross profit                                                         348,786              303,036
Selling & administrative expenses                                       204,635              180,082
                                                                    -------------        --------------
   Operating profit                                                     144,151              122,954
                                                                    -------------        --------------
Other deductions (income):
   Interest expense                                                      10,733                8,688
   Interest income                                                       (1,845)              (3,853)
   Foreign exchange                                                        (293)                (477)
   All other, net                                                        (2,174)              (2,253)
                                                                    -------------        --------------
       Total                                                              6,421                2,105
                                                                    =============        ==============
Earnings before taxes on income                                         137,730              120,849
   Federal & other taxes on income                                       49,872               41,957
                                                                    -------------        --------------
Net earnings                                                       $     87,858            $  78,892
                                                                    =============        ==============

Weighted average number of common shares
   outstanding during the period                                        113,798              113,376
                                                                    =============        ==============

Net earnings per common share                                      $       0.78            $    0.69
                                                                    =============        ==============

                       DOVER CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENT OF EARNINGS
                    Six Months Ended June 30, 1996 and 1995
                                 (000 omitted)

                                                                    1996                    1995
                                                             ---------------          ----------------
Net sales                                                      $ 2,022,896             $  1,802,293
Cost of sales                                                    1,338,913                1,229,221
                                                             ---------------          ----------------
   Gross profit                                                    683,983                  573,072
Selling & administrative expenses                                  411,380                  356,083
                                                             ---------------          ----------------
   Operating profit                                                272,603                  216,989
                                                             ---------------          ----------------
Other deductions (income):
   Interest expense                                                 22,259                   17,542
   Interest income                                                  (7,477)                 (10,069)
   Foreign exchange                                                   (603)                     (81)
   All other, net                                                   (3,361)                  (3,271)
                                                             ---------------          ----------------
       Total                                                        10,818                    4,121
                                                             ---------------          ----------------
Earnings before taxes on income                                    261,785                  212,868
   Federal & other taxes on income                                  96,182                   74,177
                                                             ---------------          ----------------
Net earnings                                                   $   165,603             $    138,691
                                                             ===============          ================

Weighted average number of common shares
   outstanding during the period                                   113,798                  113,376
                                                             ===============          ================

Net earnings per common share                                  $      1.46             $       1.22
                                                             ===============          ================



                  CONSOLIDATED STATEMENT OF RETAINED EARNINGS
                    Six Months Ended June 30, 1996 and 1995
                                 (000 omitted)

                                                                    1996                    1995
                                                               -------------          ---------------
Retained earnings at January 1                                 $ 1,152,187            $   1,268,115
Net earnings                                                       165,603                  138,691
                                                               -------------          ---------------
                                                                 1,317,790                1,406,806

Deduct:
  Common stock cash dividends
     $ 0.30 per share ($0.26 in 1995)                               34,148                   29,482
  Treasury stock retired                                                                    273,902
                                                               -------------          ---------------
Retained earnings at end of period                             $ 1,283,642            $   1,103,422
                                                               =============          ===============

                       DOVER CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                 (000 omitted)

                                                                      June 30,               December 31,
                                                                        1996                     1995
                                                                    --------------           --------------
   Assets:
   -------
Current assets:
   Cash & cash equivalents                                          $    108,657              $  121,698
   Marketable securities                                                  31,004                  27,054
   Receivables, net of allowance for doubtful accounts                   684,123                 706,889
   Inventories                                                           521,264                 479,327
   Prepaid expenses                                                       52,618                  49,391
                                                                    --------------           --------------
      Total current assets                                             1,397,666               1,384,359
                                                                    --------------           --------------
Property, plant & equipment (at cost)                                  1,028,425                 975,127
Accumulated depreciation                                                (582,261)               (551,187)
                                                                    --------------           --------------
   Net property, plant & equipment                                       446,164                 423,940
                                                                    --------------           --------------
Intangible assets, net of amortization                                   834,549                 811,182
Other intangible assets                                                   10,258                  10,258
Deferred charges & other assets                                           30,271                  36,912
                                                                    --------------           --------------
                                                                    $  2,718,908              $2,666,651
                                                                    ==============           ==============

   Liabilities:
   ------------
Current liabilities:
   Notes payable                                                    $    384,154              $  417,478
   Current maturities of long-term debt                                      838                   2,502
   Accounts payable                                                      172,701                 190,850
   Accrued compensation & employee benefits                              108,936                 125,600
   Accrued insurance                                                     108,305                 106,274
   Other accrued expenses                                                209,513                 209,455
   Income taxes                                                           26,429                  28,888
                                                                    --------------           --------------
      Total current liabilities                                        1,010,876               1,081,047
Long-term debt                                                           254,582                 255,600
Deferred taxes                                                            44,448                  46,328
Deferred compensation                                                     53,571                  55,970

   Stockholders' equity:
   ---------------------
Preferred stock                                                                -                       -
Common stock (par value $1 per share)                                    116,803                 116,563
Additional paid-in surplus                                                12,224                   6,424
Cumulative translation adjustments                                        (6,911)                  2,268
Unrealized holding gains (losses)                                          4,476                   3,994
Retained earnings                                                      1,283,642               1,152,187
                                                                    --------------           --------------
   Subtotal                                                            1,410,234               1,281,436
Less: treasury stock (2,915,686 shares at June 30, 1996)                  54,803                  53,730
                                                                    --------------           --------------
                                                                       1,355,431               1,227,706
                                                                    --------------           --------------
                                                                    $  2,718,908              $2,666,651
                                                                    ==============           ==============

                       DOVER CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                    Six Months Ended June 30, 1996 and 1995
                                 (000 omitted)


                                                                              1996                    1995
                                                                          -----------            ------------
Cash flows from operating activities:
   Net income                                                              $ 165,603              $ 138,691
                                                                          -----------            ------------
   Adjustments to reconcile net income to net cash
      Provided by operating activities:
      Depreciation                                                            40,878                 32,674
      Amortization                                                            19,577                 17,002
      Net increase (decrease) in deferred taxes                               (3,709)                (2,871)
      Net increase (decrease) in LIFO reserves                                   778                  2,334
      Increase (decrease) in deferred compensation                            (3,169)                 2,362
      Gain on sale of business                                                (2,602)                     -
      Other, net                                                               2,101                  5,237
      Changes in assets & liabilities (excluding acquisitions):
         Decrease (increase) in accounts receivable                           22,438                (77,833)
         Decrease (increase) in inventories, excluding LIFO reserve          (28,327)               (45,418)
         Decrease (increase) in prepaid expenses                              (2,921)                (2,438)
         Increase (decrease) in accounts payable                             (25,982)                 2,321
         Increase (decrease) in accrued expenses                             (16,544)                26,458
         Increase (decrease) in federal & other taxes on income               (2,515)                11,010
                                                                          -----------            ------------
      Total adjustments                                                            3                (29,162)
                                                                          -----------            ------------
   Net cash provided by operating activities                                 165,606                109,529
                                                                          -----------            ------------

Cash flows from (used in) investing activities:
   Net sale (purchase) of marketable securities                               (3,950)                (9,097)
   Additions to property, plant & equipment                                  (61,846)               (47,062)
   Acquisitions, net of cash & cash equivalents                              (58,905)               (98,692)
   Proceeds from sale of business                                             17,898                  5,000
   Purchase of treasury stock                                                 (1,074)                (9,285)
                                                                          -----------            ------------
   Net cash from (used in) investing activities                              (67,877)              (159,136)
                                                                          -----------            ------------

Cash flows from (used in) financing activities:
   Increase (decrease) in notes payable                                      (34,417)                69,171
   Reduction of long-term debt                                                (6,041)                (1,142)
   Proceeds from exercise of stock options                                     3,836                  1,400
   Cash dividends to stockholders                                            (34,148)               (29,482)
                                                                          -----------            ------------
   Net cash from (used in) financing activities                              (70,770)                39,947
                                                                          -----------            ------------

Net increase (decrease) in cash & cash equivalents                           (13,041)                (9,660)
Cash & cash equivalents at beginning of period                               121,698                 90,303
                                                                          -----------            ------------
Cash & cash equivalents at end of period                                   $ 108,657              $  80,643
                                                                          ===========            ============

                               DOVER CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1996


NOTE A - Basis of Presentation

      The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. In the opinion of the Company, all adjustments, consisting only of normal recurring items necessary for a fair presentation of the operating results have been made. The results of operations of any interim period are subject to year-end audit and adjustments, and are not necessarily indicative of the results of operations for the fiscal year.

NOTE B - Inventory

      Inventories, by components, are summarized as follows:

                                                      JUNE 30,                 DECEMBER 31,
                                                          1996                         1995
                                                   ------------               ---------------
      Raw materials                                   $164,678                     $153,094
      Work in progress                                 238,500                      221,371
      Finished goods                                   164,678                      150,677
                                                   ------------               ---------------
        Total                                          567,856                      525,142
      Less LIFO reserve                                 46,592                       45,815
                                                   ------------               ---------------
      Net amount per balance sheet                    $521,264                     $479,327
                                                   ============               ===============

NOTE C - Additional Information

      For a more detailed understanding of the Company's financial position, operating results, business properties and other matters, reference is made to the Company's annual form 10-K which was filed with the Securities and Exchange Commission in March 1996.

NOTE D - Subsequent Event

      On July 1, 1996, the Company sold the assets of its Dieterich Standard Division and recorded a gain of approximately 40 cents per share. The operating profits of Dieterich Standard were not significant to the Company.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

(1)   MATERIAL CHANGES IN CONSOLIDATED FINANCIAL CONDITION:

      The Company's liquidity increased during the first half of 1996 as compared to the position at December 31, 1995.

      Working capital increased from $303.3 million at the end of last year to $386.8 million at June 30, 1996. The $83.5 million increase represents positive cash flow over and above dividends of $34.1 million and the $66.9 million paid for acquisitions during this six month period.

      At June 30, 1996, net debt (defined as long-term debt plus current maturities on long-term debt plus notes payable less cash and equivalents and marketable securities) of $500 million represented 27% of total capital. This compares with 30% at December 31, 1995.

(2)   MATERIAL CHANGES IN RESULTS OF OPERATIONS:

      The Company earned $.78 per share in its second quarter ended June 30, an increase of 13% from the $.69 earned in the second quarter of 1995. Sales rose 8% to $1.02 billion. For the first six months, EPS of $1.46 were 20% ahead of prior year on a 12% sales gain to $2.02 billion. Four of Dover's five market segments achieved earnings gains in the second quarter while all five were ahead of prior year for the first six months.

DOVER TECHNOLOGIES

Second quarter earnings at Dover Technologies were down 4% from last year's very strong quarter despite an 8% sales gain. A profit decline of approximately $20 million at Universal Instruments from their all-time record last year was not quite offset by growth at other DTI companies and by the profit addition from Imaje and ATT- Frequency Products both of which were purchased in the second half of 1995. Universal Instruments had an extraordinarily strong year in 1995, fueled by an electronics industry capital spending boom which trailed off as the year ended. Current sales and profits rates at Universal, however, continue to exceed 1994 which was their record year prior to the 1995 boom. Universal's second quarter book-to-bill ratio was
1.07. Monthly bookings have been steady during the first 6 months, but at a rate 22% below last year's record first half. Imaje had record second quarter sales and profits, a 1.11 book-to-bill ratio, and very strong margins. Its products, while electronic in nature, are sold to different end markets from Universal's. Demand for Imaje marking equipment has continued to grow, unaffected by the slump in spending for assembly equipment. Quadrant, the acquiror of the ATT product line, also had record earnings and strong margins due to growth of its communications related components and subassemblies. Second quarter bookings for Dover Technologies as a whole were 6% ahead of shipments but, on an acquisition adjusted basis, below last year. The Technologies segment's profits may decline somewhat during the second half from the $70 million earned in the first half, but the segment should achieve record earnings in 1996.

DOVER INDUSTRIES

Profits at Dover Industries advanced 4% on an 8% sales gain, primarily due to excellent operating results at Rotary Lift and DovaTech and the absence of an environmental charge taken last year. Results were mixed among Industries' twelve companies with only half achieving profit gains over the prior year.
The market for solid waste equipment (Heil Refuse trucks and Marathon compactors and balers) softened during the quarter, with orders 27% below prior year. Conversely, orders for Heil trailers rebounded - more than doubling the weak prior year quarter and approaching shipping levels for the first time since the first quarter of 1995. Dover Industries total orders were 10% higher than prior year, but declined slightly from the first quarter this year and were 94% of shipments. On July 1, Dover Industries sold its Dieterich Standard business to Emerson Electric as previously announced. Dover expects to report a gain on this transaction of approximately $.40 per share in its third quarter. However, Dieterich's absence and the overall order pattern suggest that Dover Industries' ongoing operating profit in the second half will be less than the first half, although possibly above the prior year.

DOVER DIVERSIFIED

Profit at Dover Diversified rose 59% in the quarter to a record level of $34 million. A large gain at Belvac on record shipments and gains of over $2 million each at Hill and A-C Compressor provided most of the profit increase. Last year's capacity expansions at Belvac facilitated a 45% shipment gain and a profit record. However, orders remained weak, at only one-third of shipments, which further reduced Belvac's backlog which is now half of last year's. The improvement at Hill on sales 15% below prior year, reflects curtailment of losses on refrigerated case shipments compared to a quarter last year when a major plant move was begun. Orders trailed prior year substantially and were only 92% of shipments, but continued manufacturing progress was evident in the new facility. At A-C Compressor shipments rose sharply, although much of this business had been taken last year at low margins. The company also had its best bookings quarter following the more careful quoting strategy that was implemented last year. Results at Diversified's seven other businesses were mixed, but ahead in total. Diversified's total bookings were 16% below last year with a book-to-bill of .83, mostly due to the imbalances at Belvac and Hill. Dover expects the second quarter will be Diversified's highest earnings quarter in 1996, but the improvements at A-C Compressor and Hill, if continued, could result in second half profits similar to the first half.

DOVER RESOURCES

Second quarter profits at Dover Resources rose 14% on an 11% sales gain. Most of these sixteen businesses achieved both sales and earnings increases led by Blackmer, Midland, Norris and Wittemann. Resources' two largest companies (De-Sta-Co and OPW Fueling Components) which produce about one-third of the segment's sales and earnings also had modest gains. Resources' total book-to-bill slightly exceeded 1.0 in the second quarter after being slightly below this ratio in the first quarter. The pattern of increasing orders was mixed, as strong bookings at Wittemann offset some softening at other businesses. Dover is not anticipating stronger earnings at Resources during the second half of 1996; although current trends suggest an increase over results in the second half of 1995.

DOVER ELEVATOR

Dover Elevator profits increased 25% in the quarter, compared to its best first quarter in 1995, bringing year-to-date profits 60% ahead of last year. Sales were flat for the quarter and up only 4% for the 6 months, with the sharp income gain reflecting the benefits from restructuring and cost reduction programs undertaken last year. Bookings remained strong for hydraulic elevators. Less aggressive quoting for traction equipment (mid-rise and high-rise buildings) has reduced factory backlogs and necessitated further headcount reductions in this area. However, total backlog for new elevator work, including the field construction component, has risen 10% since the start of the year and second quarter bookings were 13% higher than prior year. Elevators' annualized first half operating profit rate of $89 million represents substantial improvement from the rate of $56 million in the first half of 1995 and $70 million in the second half of 1996. Further improvement in operating profit rates are not anticipated for the second half of this year; however, reported profit comparisons will be enormously favorable due to the $31 million of costs incurred in last year's second half to implement DEI's reorganization.

OUTLOOK

Dover management expects overall second half results in 1996 to be similar to the first half and well-above prior year. Thomas L. Reece, President and CEO, noted "Markets gave us very mixed signals in the second quarter. We are confident of a fourth consecutive earnings record in 1996. Barring some unexpected adverse development, we have a good chance for five-in-a-row in 1997".

PART II.     OTHER INFORMATION

Item 4. Submission of Matters to Vote of Security Holders

      The Annual Meeting of Stockholders was held in Wilmington, Delaware on April 30,1996. Stockholders representing 99,076,157 shares of common stock, or approximately 87% of the outstanding stock, were present in person or by proxy.

      All of the nominees for director, namely David H. Benson, Magalen O. Bryant, Jean-Pierre M. Ergas, Roderick J. Fleming, John J. Fort, James J. Koley, John F. McNiff, Anthony J. Ormsby, Thomas L. Reece, and Gary L. Roubos were elected directors for a one year term, each receiving at least 98,645,789 votes.

      In addition, two other proposals were presented for stockholder approval. Management's proposal that stockholders ratify and approve the Non-Employee Directors' Stock Compensation Plan was approved as follows:

          For                     Against                     Withheld
          ---                     -------                     --------
          92,159,130             5,139,205                   1,777,821

      Management's proposal that an amendment to the Corporation's Certificate of Incorporation increasing authorizing common stock from 2000,000,000 to 500,00,000 shares was approved as follows:

      For                         Against                    Withheld
      ---                         -------                    --------
      75,159,878                23,120,158                   796,120

Item 6. Exhibits and Reports on Form 8-K

                 No report on Form 8-K was filed during the quarter for which this report is filed.

                                   Signatures

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               DOVER CORPORATION




Date:    July 30, 1996                              /S/ John F. McNiff
      ------------------------                 --------------------------------
                                               John F. McNiff, Vice President
                                               and Treasurer




Date:    July 30, 1996                              /S/ Alfred Suesser
      ------------------------                 --------------------------------
                                               Alfred Suesser, Controller and
                                               Assistant Treasurer

                                EXHIBIT INDEX



EXHIBIT No.                                          DESCRIPTION


      27                                       FINANCIAL DATA SCHEDULE