Form 10-Q
period 1996-09-30
DOVER CORP
filed 1996-10-31
CIK 29905

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q



               Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934



For Nine months ended September 30, 1996              Commission File No. 1-4018



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


The number of shares outstanding of the Registrant's common stock as of the close of the period covered by this Report was 112,504,164.

                         Part. I. FINANCIAL INFORMATION

Item 1.    Financial Statements


                       DOVER CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENT OF EARNINGS
                 Three Months Ended September 30, 1996 and 1995

                               (000 omitted)


                                                 1996             1995
                                             -----------      -----------
Net sales                                    $ 1,009,388      $   934,543
Cost of sales                                    672,983          644,924
                                             -----------      -----------
     Gross profit                                336,405          289,619
Selling & administrative expenses                198,229          177,110
                                             -----------      -----------
     Operating profit                            138,176          112,509
                                             -----------      -----------
Other deductions (income):
     Interest expense                              9,557            9,559
     Interest income                              (7,840)          (5,024)
     Foreign exchange                                359              (33)
     Gain on dispositions                        (75,065)            --
     All other, net                                 (297)           4,812
                                             -----------      -----------
        Total                                    (73,286)           9,314
                                             -----------      -----------
Earnings before taxes on income                  211,462          103,195
     Federal & other taxes on income              67,139           32,047
                                             -----------      -----------
Net earnings                                 $   144,323      $    71,148
                                             ===========      ===========

Weighted average number of common shares
     outstanding during the period               113,513          113,399
                                             ===========      ===========

Net earnings per common share                $      1.27      $      0.63
                                             ===========      ===========

                       DOVER CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENT OF EARNINGS
                  Nine Months Ended September 30, 1996 and 1995

                                  (000 omitted)


                                                1996            1995
                                             ----------      ----------
Net sales                                    $3,032,284      $2,736,836
Cost of sales                                 2,011,896       1,874,145
                                             ----------      ----------
     Gross profit                             1,020,388         862,691
Selling & administrative expenses               609,609         533,193
                                             ----------      ----------
     Operating profit                           410,779         329,498
                                             ----------      ----------
Other deductions (income):
     Interest expense                            31,816          27,101
     Interest income                            (15,317)        (15,093)
     Foreign exchange                              (244)           (114)
     Gain on dispositions                       (75,065)             --
     All other, net                              (3,658)          1,541
                                             ----------      ----------
        Total                                   (62,468)         13,435
                                             ----------      ----------
Earnings before taxes on income                 473,247         316,063
     Federal & other taxes on income            163,321         106,224
                                             ----------      ----------
Net earnings                                 $  309,926      $  209,839
                                             ==========      ==========

Weighted average number of common shares
     outstanding during the period              113,513         113,399
                                             ==========      ==========

Net earnings per common share                $     2.73      $     1.85
                                             ==========      ==========

                   CONSOLIDATED STATEMENT OF RETAINED EARNINGS
                  Nine Months Ended September 30, 1996 and 1995

                                  (000 omitted)

                                                1996            1995
                                             ----------      ----------
Retained earnings at January 1               $1,152,187      $1,268,114
Net earnings                                    309,926         209,839
                                             ----------      ----------
                                              1,462,113       1,477,953

Deduct:
     Common stock cash dividends
        $ 0.47 per share ($0.41 in 1995)         53,273          46,502
     Stock split (2 for 1)                                       56,793
     Treasury stock retired                                     273,900
                                             ----------      ----------
Retained earnings at end of period           $1,408,840      $1,100,758
                                             ==========      ==========

                       DOVER CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

                                  (000 omitted)


                                                                            September 30, 1996       December 31, 1995
                                                                            ------------------       -----------------
     Assets:
     ------
Current assets:
     Cash & cash equivalents                                                $    126,799             $   121,698
     Marketable securities                                                        30,035                  27,054
     Receivables, net of allowance for doubtful accounts                         690,030                 706,889
     Inventories at cost (determined principally on the last-in,
        first-out basis, which is less than market value)                        511,026                 479,327
     Prepaid expenses                                                             53,044                  49,391
                                                                            ------------             -----------
        Total current assets                                                   1,410,934               1,384,359
                                                                            ------------             -----------
Property, plant & equipment (at cost)                                          1,047,892                 975,127
Accumulated depreciation                                                        (594,104)               (551,187)
                                                                            ------------             -----------
     Net property, plant & equipment                                             453,788                 423,940
                                                                            ------------             -----------
Intangible assets, net of amortization                                           822,337                 811,182
Other intangible assets                                                           10,258                  10,258
Deferred charges & other assets                                                   35,551                  36,912
                                                                            ------------             -----------
                                                                            $  2,732,868             $ 2,666,651
                                                                            ============             ===========

     Liabilities:
     -----------
Current liabilities:
     Notes payable                                                          $    282,185             $   417,478
     Current maturities of long-term debt                                          3,882                   2,502
     Accounts payable                                                            178,230                 190,850
     Accrued compensation & employee benefits                                    124,986                 125,600
     Accrued insurance                                                           103,255                 106,274
     Other accrued expenses                                                      219,907                 209,455
     Income taxes                                                                 31,986                  28,888
                                                                            ------------             -----------
        Total current liabilities                                                944,431               1,081,047
Long-term debt                                                                   257,592                 255,600
Deferred taxes                                                                    58,402                  46,328
Deferred compensation                                                             57,562                  55,970

     Stockholders' equity:
     --------------------
Preferred stock                                                                       --                      --
Common stock                                                                     116,832                 116,563
Additional paid-in surplus                                                        12,964                   6,424
Cummulative translation adjustments                                              (10,689)                  2,268
Unrealized holding gains (losses)                                                  3,449                   3,994
Retained earnings                                                              1,408,840               1,152,187
                                                                            ------------             -----------
     Subtotal                                                                  1,531,396               1,281,436
Less: treasury stock                                                             116,515                  53,730
                                                                            ------------             -----------
                                                                               1,414,881               1,227,706
                                                                            ------------             -----------
                                                                            $  2,732,868             $ 2,666,651
                                                                            ============             ===========

                       DOVER CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                  Nine Months Ended September 30, 1996 and 1995
                                  (000 omitted)


                                                                               1996           1995
                                                                            ----------      --------
Cash flows from operating activities:
     Net income                                                             $  309,926      $209,839
                                                                            ----------      --------
     Adjustments to reconcile net income to net cash
        Provided by operating activities:
        Depreciation                                                            63,260        50,928
        Amortization                                                            28,992        26,677
        Net increase (decrease) in deferred taxes                               10,245         3,553
        Net increase (decrease) in LIFO reserves                                 1,047         2,755
        Increase (decrease) in deferred compensation                               823         6,119
        Gain on sale of business                                               (52,236)
        Other, net                                                              (7,853)        2,672
        Changes in assets & liabilities (excluding acquisitions):
            Decrease (increase) in accounts receivable                          18,717       (74,890)
            Decrease (increase) in inventories, excluding LIFO reserve         (11,797)      (53,520)
            Decrease (increase) in prepaid expenses                             (2,997)       (4,298)
            Increase (decrease) in accounts payable                            (21,649)        1,721
            Increase (decrease) in accrued expenses                              2,956        51,206
            Increase (decrease) in federal & other taxes on income             (24,828)      (12,116)
                                                                            ----------      --------
        Total adjustments                                                        4,680           807
                                                                            ----------      --------
     Net cash provided by operating activities                                 314,606       210,646
                                                                            ----------      --------

Cash flows from (used in) investing activities:
     Net sale (purchase) of marketable securities                               (2,981)      (12,355)
     Additions to property, plant & equipment                                  (86,442)      (71,269)
     Acquisitions, net of cash & cash equivalents                              (73,344)     (304,569)
     Proceeds from sale of business                                            112,087         5,000
     Purchase of treasury stock                                                (62,746)       (8,873)
                                                                            ----------      --------
     Net cash from (used in) investing activities                             (113,426)     (392,066)
                                                                            ----------      --------

Cash flows from (used in) financing activities:
     Increase (decrease) in notes payable                                     (137,399)      233,710
     Reduction of long-term debt                                                (9,710)       (5,037)
     Proceeds from exercise of stock options                                     4,303         2,161
     Cash dividends to stockholders                                            (53,273)      (46,502)
                                                                            ----------      --------
     Net cash from (used in) financing activities                             (196,079)      184,332
                                                                            ----------      --------

Net increase (decrease) in cash & cash equivalents                               5,101         2,912
Cash & cash equivalents at beginning of period                                 121,698        90,304
                                                                            ----------      --------
Cash & cash equivalents at end of period                                    $  126,799      $ 93,216
                                                                            ==========      ========

                                DOVER CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996


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

NOTE B - Inventory

     Inventories, by components, are summarized as follows:


                                                     September 30,                December 31,
                                                         1996                         1995
                                                     -------------                ------------

Raw materials                                             $162,491                    $153,094
Work in progress                                           234,957                     221,371
Finished goods                                             159,982                     150,677
                                                     -------------                ------------
  Total                                                    557,430                     525,142
Less LIFO reserve                                           46,404                      45,815
                                                     -------------                ------------
Net amount per balance sheet                              $511,026                    $479,327
                                                     =============                ============


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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

(1)      MATERIAL CHANGES IN CONSOLIDATED FINANCIAL CONDITION:

         The Company's liquidity increased during the first nine months of 1996 as compared to the position at December 31, 1995.

         Working capital increased from $303.3 million at the end of last year to $466.5 million at September 30, 1996. The $163.2 million increase (which includes $112.1 million from the sale of businesses) represents positive cash flow over and above dividends of $53.3 million and the $90 million paid for acquisitions during this nine month period.

         At September 30, 1996, net debt (defined as long-term debt plus current maturities on long-term debt plus notes payable less cash and equivalents and marketable securities) of $386.8 million represented 21.5% of total capital. This compares with 30% at December 31, 1995.

(2)      MATERIAL CHANGES IN RESULTS OF OPERATIONS:

         The Company earned $1.27 per share in its third quarter ending September 30, versus the $.63 earned in the third quarter of 1995. Sales gained 8% to $1.0 billion. Included in this year's quarterly profit results were a gain of $.44 per share from the sale of two businesses and $.09 per share of favorable tax and investment income adjustments, as described below.

         Two companies were sold in the quarter -- Dieterich Standard (part of Dover Industries) and Measurement Systems (part of Dover Technologies). Dover realized a gain on these divestitures of $75.1 million, equivalent to $.44 per share. Selling good businesses is not something that Dover does often, but in each case synergy with the new corporate owner and an attractive valuation made the divestiture advantageous to all parties. Together with the first quarter sale of leasing company assets, gross proceeds from all three sales have been $112 million.

         The bulk of these proceeds, after providing for tax payments, were used in the third quarter to repurchase 1.4 million Dover shares at an average price of $43.70 per share.

         Additionally, in the third quarter Dover companies made two "add-on" acquisitions - KVG (Germany) by Quadrant (part of Dover Technologies) and Realcold (Texas), by Wittemann (part of Dover Resources). The combined investment was about $23 million, bringing acquisition investment for the nine months to $90 million, all for "add-on" transactions. KVG is a maker of high frequency crystals and oscillators and will expand Quadrant's leading position in this world-wide market. Realcold makes merchant CO2 and refrigeration systems and has a particularly strong position in Asia. They have worked previously with Wittemann on selected projects.

         Dover's third quarter effective tax rate of 31.7% was unusually low because the tax basis of the MSI assets sold was higher than the book basis; plus two tax reductions worth $6.4 million ($.06 per share) for settlement of a foreign tax dispute and from the resumption of recognizing US research & development tax credits. Corporate/net interest expense was also below normal due to a $5.6 million, or $.03 per share, favorable investment gain in a self insured portion of Dover's casualty insurance program.

Dover Technologies:

         Dover Technologies' sales and profits were 13% ahead of last year. Strong earnings growth at Imaje - not owned until the end of last year's third quarter - more than offset continuing unfavorable earnings comparisons at Universal. Most other DTI companies showed gains, with Quadrant almost doubling its profits due to the acquisition and successful move of a business purchased last year. Imaje improved sales in the U.S. and Asia, offsetting weakness in Europe, and further improved its already strong margins. Universal's shipments dropped 17% from last year with a larger decline in profits, but were at a level consistent with this year's earlier results. Book-to-bill ratio at Universal was
0.89 as orders followed their normal seasonal pattern - declining in July and August and rebounding in September. Orders are expected to improve in the fourth quarter, but no major recovery in this market is anticipated until late 1997. Technologies' overall book-to-bill in the third quarter was 0.90 which will make it difficult, though still possible, for this segment to exceed last year's profits in the fourth quarter.

Dover Industries:

         Dover Industries' profits fell 7% in the quarter on a 5% sales gain. Declines at Heil Trailer, Marathon, Groen, and Davenport, together with the loss of earnings from Dieterich Standard (sold July 1) were not fully offset by double-digit profit gains at Rotary Lift, Chief, DovaTech and Randell. These mixed results left quarterly profits below the rate of the first half, as anticipated. Bookings were 16% higher than last year, but slightly below shipments, with the gain over prior year due to recovery in Heil Trailers' business and strength at Rotary. Present trends suggest that Industries' profits may fall short of prior year in the fourth quarter of this year, but will show a gain for the year as a whole.

Dover Diversified:

         Dover Diversified reported a slight decline in profits, but last year included a $9.5 million profit on a contract settlement. Excluding this item, profits rose 42% on a sales gain of only 4%. The margin improvement was due to Hill Phoenix and A-C Compressor whose profit improvement programs were successful in raising combined profit to over $5 million versus breakeven last year. Strong profit gains continued at Belvac and at Sargent Controls while Mark Andy continued to struggle with a weak market and the high initial costs of several new systems and product development programs. Diversified bookings were slightly higher than prior year with a book-to-bill of 0.90. Backlog at September 30 was 21% below prior year almost entirely due to Belvac whose orders remained at a low level. Profit levels at Diversified in the fourth quarter are expected to continue approximately at third quarter levels, but with the share represented by Belvac shrinking as its shipments continue to decline.

Dover Resources:

         Profits at Dover Resources advanced 18% in the quarter on a 15% sales gain. Twelve of their 16 individual businesses achieved profit growth with very large improvement at Blackmer, Stark and Petro Vend - all of whom had weaker quarters in 1995. Increased activity in oil drilling allowed the three companies serving this market to improve profits almost 50% on a 22% sales gain. However, they continued to represent only about 15% of Resource's total operating income. Bookings trailed sales in the quarter by 4% but were 10% over last year and consistent with first half trends. Backlog is 6% below the one-year-ago level despite good increases at Norris Sucker Rod, Wittemann, and Petro Vend. The previously reported order/shipment imbalance at Midland continued and its reduced backlog accounts for all of the drops in the Dover Resource's total.

Dover Elevator:

         Dover Elevator International had its best quarter results since the industry recession hit in late 1990. Profits of $25.1 million represented an 11.6% margin, exceeding expectations. Last year's quarter included a $15 million charge to close a Canadian plant. Adjusting for this, operating profits rose 48% on a 4% sales increase. Dover Elevator undertook a major management and cost restructuring in the second half of 1995. This year's higher profits reflect reductions in salaried staff, improved field operating efficiency, more careful quoting in the mid and high-rise markets, and a renewed focus (manufacturing and marketing) on the low-rise segment, which is Dover's traditional area of strength. The low-rise market has shown good growth in the past three years in contrast to the still severely depressed mid and high-rise segments of the new elevator business. Elevator bookings were slightly below last year for the quarter but new elevator backlog has risen 9% this year to a level 5% above one-year-ago. Dover Elevator does not expect to match its third quarter result in the fourth quarter but will probably at least equal the $18.5 million operating result of last year (before the $16.9 million of write-offs included in last year's fourth quarter).

Outlook:

         Dover expects full year results, excluding the third quarter gain on divestitures, to set a record with an increase in EPS of approximately 20%.


PART II OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits

                  3(i)     Certificate of Amendment of the Certificate of
Incorporation of the Registrant, dated as of April 30, 1996.

         (b) No report on Form 8-K was filed during the quarter for which this report is filed.

                                   Signatures

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              DOVER CORPORATION



Date:  October 30, 1996                       /s/ John F. McNiff
      ----------------------                  -------------------------------
                                              John F. McNiff, Vice President
                                              and Treasurer



Date:  October 30, 1996                       /s/ Alfred Suesser
      ----------------------                  -------------------------------
                                              Alfred Suesser, Controller and
                                              Assistant Treasurer

                                EXHIBIT INDEX



                 Exhibits

                  3(i)     Certificate of Amendment of the Certificate of
Incorporation of the Registrant, dated as of April 30, 1996.