Form 10-K
period 1996-12-31
DOVER CORP
filed 1997-03-31
CIK 29905

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

        Annual Report Pursuant to Section 13 or 15(d) of the Securities
[X]     Exchange Act of 1934

For the fiscal year ended December 31, 1996

                                       OR

        Transition Report Pursuant to Section 13 or 15(d) of the Securities
[ ]     Exchange Act of 1934

For the transition period from                   to               .

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

           Title of class

6.45% Notes due November 15, 2005

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past ninety days. Yes [X]   No [ ]


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of the close of business February 28, 1997 was $5,246,834,576. Registrant's closing price as reported on the New York Stock Exchange-Composite Transactions for February 28, 1997 was $49.625 per share.

The number of outstanding shares of the Registrant's common stock as of February 28, 1997 was 112,707,541.


DOCUMENTS INCORPORATED BY REFERENCE

Parts  I, II, and IV     - Certain portions of the Annual Report to
                           Stockholders for Fiscal Year Ended December 31, 1996 (the "1996 Annual Report").

Parts II, and III        - Certain portions of the Proxy Statement for Annual
                           Meeting to be held on April 22, 1997 (the "1997 Proxy Statement").

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

            The Company emphasizes growth and strong internal cash flow. It has a long-standing and successful acquisition program pursuant to which, from January 1, 1992 through December 31, 1996, the Company made 50 acquisitions at a total acquisition cost of $1.2 billion. For more detail regarding acquisitions over the past several years, see page 4 of the 1996 Annual Report as well as
Note 2 to the Consolidated Financial Statements on pages 25-26 of the 1996 Annual Report, which are hereby incorporated by reference. These acquisitions have had a substantial impact on the Company's increase in sales and earnings since 1993. The Company's acquisition program traditionally focused on acquiring new or stand-alone businesses. However, since 1993, increased emphasis has been placed on acquiring businesses which can be added on to existing operations. In 1996, the Company completed two stand-alone and eight add-on acquisitions at a total cost of about $267 million. The Company aims to be in businesses marked by growth, innovation and higher than average profit margins. It seeks to have each of its businesses be a leader in its market as measured by market share, innovation, profitability and return on assets.

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

            Dover Elevator is the nation's largest manufacturer and installer, and one of the largest servicers, of elevators for low- and mid-rise buildings. Dover Elevator also participates in the high-rise market for new equipment and service. Dover Elevator also sells and services elevators in foreign markets, principally the United Kingdom and Canada. Somewhat less than half of Dover Elevator's sales and almost all of its profits are generated by the service business. During 1994 and 1995, Dover Elevator took charges against earnings of $12 and $32 million, respectively, in connection with the reorganization of General Elevator Company in 1994, and a restructuring of North American operations in 1995, including consolidation of manufacturing operations and a 12% reduction in the salaried workforce.

            Dover Industries manufactures a diverse mix of equipment and components for use in the waste handling, bulk transport, automotive service, commercial food service, machine tool and other industries. The largest operations are Heil, acquired in 1993 (trailerized tanks and refuse collecting vehicles), Tipper Tie (clip closures for food packaging), Marathon, acquired at the end of 1990 (solid waste compaction, transporting and recycling equipment), Rotary Lift (automotive lifts), and Groen (food service equipment). In 1994, Tipper Tie acquired Technopack of Hamburg, Germany, a former licensee, and combined it with Tipper Tie's European operations. Other Dover Industries operations produce auto collision measuring and repair systems, commercial refrigeration, welding torches, plasma cutting products and screw machines. In the third quarter of 1996, Dover Industries sold Dietrich Standard, a manufacturer of flow measurement systems.

            Dover Resources manufactures components and equipment primarily for the automotive, fluid handling, petroleum and chemical industries. Its largest businesses are De-Sta-Co (compressor valves and workholding devices), OPW Fueling Components (gasoline nozzles and related service station equipment), and Blackmer (rotary vein and progressive cavity pumps and gas compressors). At the beginning of 1994, Dover Resources acquired Midland Manufacturing, a market leader in safety valves and gauging equipment for rail tank cars. In late 1996, Dover Resources acquired Tulsa Winch, a producer of winches and speed reducers. Also in 1996,

Wittemann, part of Dover Resources, made an "add-on" acquisition of Realcold, a manufacturer of merchant CO(2) and refrigeration systems. Other Dover
Resources companies produce liquid monitoring, filtration and control systems, oil and gas production equipment, and other valve, instrumentation and control systems and products.

            Dover Technologies sells assembly equipment, screen printers, and soldering machines for the printed circuit board industry, as well as components for communications (including wireless) and military applications. The most significant business in this segment is Universal Instruments which, in 1996, accounted for approximately half of Technologies' sales. Universal Instruments' sales and operating profit for 1996 decreased significantly from 1995, but both were higher than in any year before 1995. Universal Instruments is the world's largest producer of thru-hole printed circuit board assembly equipment, as well as a significant manufacturer of surface mount printed circuit board assembly equipment. Imaje had record operating profits of over $50 million in 1996 and accounted for approximately 4% of the sales of Dover Corporation. During 1996, Dover Technologies sold Measurement Systems, Inc., a manufacturer of manual positioning controls. In the third quarter of 1996, Quadrant, which is part of Dover Technologies, acquired KVG, a manufacturer of high frequency crystals and oscillators. In November 1996, Dover Technologies acquired Everett Charles Technologies, based in Pomona, California. Everett Charles is the leading producer of machines for the testing of circuitry on printed circuit boards before the boards are populated with components. In addition, it is the leader in design and manufacture of text fixtures for populated boards and the largest producer of spring-loaded test probes, which are used in both bare-board and populated-board testing.

            Dover sells its products and services both directly and through various distributors, sales and commission agents and manufacturers representatives, in all cases consistent generally with the custom of the industry and market being served. For more information on these segments and their products, sales, markets served, earnings before tax and total assets for the six years ended December 31, 1996, see pages 8 through 19 of the 1996 Annual Report, which are hereby incorporated by reference.

Raw Materials

            Dover's operating companies use a wide variety of raw materials, primarily metals and semi-processed or finished components, which are generally available from a number of sources. Temporary shortages may occur occasionally, but have not resulted in business interruptions or major problems, nor are any such problems anticipated. To date, fluctuations in the cost of raw materials have not had a material impact on operating profits.

Research and Development

            Dover's operating companies are encouraged to develop new products as well as upgrade and improve existing products to satisfy customer needs, expand sales opportunities, improve product reliability and reduce production costs. During 1996, approximately $98.9 million was spent on research and development, compared with $94.4 million and $96.9 million in 1995 and 1994, respectively.

Intellectual Property

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

            Many of the Company's products are sold under various registered and unregistered trademarks and tradenames owned or licensed by the Company. Among the most significant are: A-C Compressor, Blackmer, De-Sta-Co., Davenport, DEK, Dover, Duncan, Everett Charles, Groen, Heil, Imaje, Marathon, Norris, OPW, Rotary Lift, Sargent, SWEP, Tipper Tie, Tranter and Universal

Seasonality

            Dover's operations are generally not seasonal, although performance tends to be stronger in the second and fourth quarters of the year.

Customers

            Dover's businesses serve thousands of customers, no one of which accounted for more than 10% of sales in 1996. Within each of the five segments, no customer accounted for more than 10% of segment sales in 1996.

Backlog

            Backlog generally is not considered a significant factor in Dover's businesses, as most products have relatively short delivery periods. It is more relevant to those businesses which produce larger and more sophisticated machines, or have long-term government contracts, primarily A-C Compressor, Belvac, Dover Elevator International, Heil Trailer, Mark Andy, Sargent Controls and Universal.

            Total Company backlog as of December 31, 1996 and 1995 was $871.2 million and $996.7 million, respectively.

Competition

            Dover's competitive environment is complex because of the wide diversity of products manufactured and markets served. In general, Dover companies are market leaders which compete with only a few companies. In addition, since most of Dover's manufacturing operations are in the United States, Dover usually is a more significant competitor domestically than in foreign markets

            In the Elevator segment, Dover competes for the manufacture and installation of elevators with a few generally large multinational competitors and maintains a strong domestic position. Its primary competitors are Otis, Westinghouse/Schindler and Montgomery/Kone. For service work, there are numerous local, regional and national competitors.

            In the Technologies segment, Dover competes globally against a few very large companies, primarily based in Japan or Europe. Its primary competitors are Japanese producers, including Fuji Machine, Panasonic and TDK.

            Within the other three segments, competition is primarily domestic, although an increasing number see more international competitors and several serve markets which are predominantly international, particularly A-C Compressor, Alberta Oil Tool, Belvac, Civacon, CRL, De-Sta-Co, Duncan, Norris, OPW Fueling Components, Ronningen-Petter, Tipper Tie Technopak, Tranter and Wittemann.

International

            For foreign sales and assets, see Note 15 to the Consolidated Financial Statements on page 30 of the 1996 Annual Report, which is incorporated herein by reference. Export sales of domestic operations were $817.8 million in 1996, $733.0 million in 1995 and $524.2 million in 1994.

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

Employees

            The Company had about 26,000 employees as of December 31, 1996.

Forward Looking Statements

            Various sections of this Annual Report, particularly those headed "Outlook" contained in the 1996 Annual Report, contain forward-looking statements that are based on (a) current expectations, estimates and projections relating to the industries in which the Company operates, (b) management's beliefs and (c) assumptions made by management. These statements are not guarantees of future performance and involve certain risk, uncertainties and assumptions ("Future Factors") which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. While the Company undertakes no obligation to update publicly any of these forward-looking statements, whether as a result of new information, future events or otherwise, consistent with past practice and its responsibilities to investors, the Company will make reasonable efforts at timely disclosure of future facts and circumstances which may affect such statements.

            Future Factors include increasing price and product/service competition by foreign and domestic competitors, including new entrants; rapid technological developments and changes particularly relevant to Dover Technology companies; the ability to continue to introduce competitive new products and services on a timely, cost effective basis; the mix of products/services; the achievement of lower costs and expenses; domestic and foreign governmental and public policy changes including environmental regulations; protection and validity of patent and other intellectual property rights; the continued success of the Company's acquisition program; the cyclical nature of the Company's businesses, particularly those generally considered to be "capital goods" businesses; and the outcome of pending and future litigation and governmental proceedings. These are the principle, but not necessarily exclusive, Future Factors that could affect the outcome of the forward-looking statements. In addition, such statements could be affected by general industry and market conditions and growth rates, general domestic and international economic conditions including interest rate and currency exchange rate fluctuations.

Item 2.  PROPERTIES

The number, type, location and size of the Company's properties are shown on the following charts, by segment.

                       Number and Nature of Facilities     Square Footage
                                                               (000's)
                      --------------------------------------------------------
                                   Ware-      Sales/
Segment                  Mfg.      house     Service      Owned      Leased
-------                  ----      -----     -------      -----      ------
Diversified              26           6         39        2,104       623
Elevator                 8           48        254          341     2,065
Industries               35           5         29        3,000       362
Technologies             42          11        103        1,660       884
Resources                59          17         45        2,216       487

                                             Locations
                                 ----------------------------------
                                    North
                                  American    Europe      Other
Diversified                          38         17           4
Elevator                            193         40          18
Industries                           59          8           -
Resources                            85         13           3
Technologies                         50         56          37

            The facilities are generally well maintained and suitable for the operations conducted. The productive capacity of its plants is generally adequate for current needs

Item 3.  LEGAL PROCEEDINGS

            Dover is party to a number of legal proceedings arising out of the normal course of its businesses. In general, most claims arise in connection with activities of its Elevator segment operations and certain of its other businesses which make products used by the public. Dover has also been involved with an examination by the Internal Revenue Service (the "IRS") of the Company's 1990 and 1991 Federal income tax returns. The IRS completed its examination of such returns in 1994 and has proposed additional taxes aggregating $36.2 million. During 1996, the IRS completed its examination of the Company's 1992 and 1993 Federal income tax returns and has proposed additional taxes and penalties aggregating $18.6 million plus interest. The Company is vigorously contesting both actions. In addition, matters have arisen under various environmental laws, as well as under local regulatory compliance agencies. For a further description of such matters, see Note 12 to the Consolidated Financial Statements on page 30 of the 1996 Annual Report, which is incorporated herein by reference.

            Based on insurance availability, established reserves and periodic reviews of those matters, management is of the opinion that the ultimate resolution of current pending claims and known contingencies should not have a material adverse effect on Dover's financial position taken as a whole.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

           All officers are elected annually at the first meeting of the Board of Directors following the annual meeting of stockholders and are subject to removal at any time by the Board of Directors. The executive officers of Dover as of March 21, 1997, and their positions with the Company (and, where relevant, prior business experience) for the past five years are as follows:


Name                    Age         Positions Held and Prior Business Experience
----                    ---         --------------------------------------------

Gary L. Roubos          60          Chairman (since August 1989) and
                                    Director; previously President (through
                                    May 1993) and Chief Executive Officer
                                    (through May 1994).

Thomas L. Reece         54          Chief Executive Officer (since May 1994),
                                    President and Director (since May 1993);
                                    previously President of Dover Resources,
                                    Inc.

John F. McNiff          54          Vice President-Finance and Treasurer and
                                    Director (since May 1996).

Robert G. Kuhbach       49          Vice President, General Counsel and
                                    Secretary (since May 1993); prior thereto
                                    Senior Vice President (later Executive
                                    Vice President and a Director), Secretary and General Counsel (through February
                                    1992) of Sudbury, Inc., (industrial
                                    products).

Robert A. Tyre          52          Vice President-Corporate Development (since
                                    February 1995); prior thereto President, Rye
                                    Transaction Consultants, Inc. (acquisition consultants), from February 1993 to January
                                    1995; prior thereto for more than five
                                    years, Vice President, Booz-Allen &
                                    Hamilton, Inc. (management consultants).

Alfred Suesser          64          Controller.

John B. Apple           62          Vice President.

Lewis E. Burns          58          Vice President and President of Dover
                                    Industries, Inc.

Nigel P. Davis          46          Vice President (since May 1996) and
                                    President of Dover Elevator International,
                                    Inc. (since October 1995); prior thereto for more than five years, Managing Director, Hammond & Champness, Ltd., subsidiary of
                                    Dover Elevator International, Inc.

Rudolf J. Herrmann      46          Vice President (since November 1993) and
                                    President of Dover Resources, Inc. (since
                                    May 1993); prior thereto, President of
                                    Rotary Lift division of Dover Industries,
                                    Inc.

John E. Pomeroy         55          Vice President (since November 1993) and
                                    President of Dover Technology
                                    International, Inc.

Jerry W. Yochum         58          Vice President, and President of Dover
                                    Diversified, Inc.


                                   PART II

Item 5.    MARKET FOR REGISTRANT'S COMMON STOCK
           AND RELATED STOCKHOLDER MATTERS

           The principal market in which the Company's Common Stock is traded is the New York Stock Exchange. Information on the high and low sales prices of such stock, and the frequency and the amount of dividends paid during the last two years, is set forth on Page 36 of the 1996 Annual Report and incorporated herein by reference. On September 15, 1995, Registrant effected a 2 for 1 stock split in the form of a stock dividend payable to holders of record on August 31, 1995.

           The number of holders of record of the Registrant's Common Stock as of March 21, 1997 is approximately 3,000.

           On December 13, 1996, pursuant to the 1996 Non-employee Directors' Stock Compensation Plan, the company issued 700 shares of its Common Stock to each of its seven outside directors as compensation for serving as a director of the Company during 1996.

Item 6.    SELECTED FINANCIAL DATA

           The information for the years 1986 through 1996 is set forth in the 1996 Annual Report on pages 34 and 35 and is incorporated herein by reference.

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS

           The information set forth in the 1996 Annual Report on pages 32 and 33 is incorporated herein by reference.

Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

           The information set forth in the 1996 Annual Report on pages 20 through 31 is incorporated herein by reference. In February, 1997 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share". This Statement is effective for financial statements issued for periods ending after December 15, 1997 including interim periods. This new Statement requires two separate disclosures: a) Basic Earnings per Share and b) Diluted Earnings per Share. The Company has a simple capital structure and has determined that the effect of this Statement will not be material.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

           For information regarding Registrant's change in independent accountants, see "Miscellaneous Relationship with Independent Accountants" on page 14 of the 1997 Proxy Statement, which is incorporated herein by reference.

                                   PART III

Item 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

           The information with respect to the directors of the Company required to be included pursuant to this Item 10 is included under the caption "1. Election of Directors" in the 1997 Proxy Statement relating to the 1997 Annual Meeting of Stockholders filed with the Securities and Exchange Commission (the "Commission") pursuant to Rule 14a-6 under the Securities Exchange Act of 1934, as amended, and is incorporated in this Item 10 by reference. The information with respect to the executive officers of the Company required to be included pursuant to this Item 10 is included under the caption "Executive Officers of the Registrant" in Part I of this Annual Report on Form 10-K and is incorporated in this Item 10 by reference. The information with respect to Section 16(a) reporting compliance required to be included in this Item 10 is included under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the 1997 Proxy Statement and is incorporated in this Item 10 by reference.

Item 11.   EXECUTIVE COMPENSATION

           The information with respect to executive compensation required to be included pursuant to this Item 11 is included under the caption "Executive Compensation" in the 1997 Proxy Statement and is incorporated in this Item 11 by reference.

Item 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT

           The information regarding security ownership of certain beneficial owners and management that is required to be included pursuant to this Item 12 is included under the captions "General" and "Security Ownership" in the 1997 Proxy Statement and is incorporated in this Item 12 by reference.

Item 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

           The information with respect to any reportable transaction, business relationship or indebtedness between the Company and the beneficial owners of more than 5% of the Common Stock, the directors or nominees for director of the Company, the executive officers of the Company or the members of the immediate families of such individuals that is required to be included pursuant to this
Item 13 is included under the caption "1. Election of Directors-Directors' Compensation" in the 1997 Proxy Statement and is incorporated in this Item 13 by reference.

                                     PART IV

Item 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
           AND REPORTS ON FORM 8-K

      (a)  (1)   Financial Statements

           The following consolidated financial statements of Dover Corporation and its subsidiaries are set forth in the 1996 Annual Report, which financial statements are incorporated herein by reference:

           (A)   Independent Accountants' Report.

           (B)   Consolidated balance sheets as of December 31, 1996 and 1995.

           (C) Consolidated statements of earnings for the years ended December 31, 1996, 1995 and 1994.

           (D) Consolidated statements of retained earnings for the years ended December 31, 1996, 1995 and 1994.

           (E) Consolidated statements of cash flows for the years ended December 31, 1996, 1995 and 1994.

           (F)   Notes to consolidated financial statements.

           (2)   Financial Statement Schedule

           The following financial statement schedule is attached to Part IV of this report on form 10-K:

            Independent Accountants' Report on Schedules and Consent.

                   II   -- Valuation and Qualifying Accounts

           All other schedules are not required and have been omitted.

           (3)   See (c) below.

           (b) No reports on Form 8-K were filed during the fourth quarter of the fiscal year ended December 31, 1996.

           (c)   Exhibits:

                 (3)(a)Restated Certificate of Incorporation and Amendments thereto filed as Exhibit 3(a) to Annual Report on Form 10-K for year ended December 31,

                 1989, and Amendment thereto, filed as Exhibit 3(a) to Form 10-Q for quarter ended September 30, 1996 is incorporated by reference.

          3(b)By-laws, as amended, filed as Exhibit 3(b).

          (4) The Company agrees to furnish to the Commission, upon request, a copy of any instrument with respect to long-term debt under which the total amount of securities authorized does not exceed 10 percent of the total consolidated assets of the Company.

          (10) (a) 1984 Incentive Stock Option and Cash Performance Program, filed as Exhibit 10(a) to Annual Report on Form 10-K for year ended December 31, 1984, is incorporated by reference.*

          (b) Employee Savings and Investment Plan, filed as Exhibit 99 to Registration Statement on Form S-8 filed under Securities Act of 1933 (Reg. No. 33- -01419), is incorporated by reference.*

          (c) 1995 Incentive Stock Option and Cash Performance Program, included as Exhibit A to the 1995 Proxy Statement relating to the 1995 Annual Meeting of Stockholders and dated March 15, 1995, is incorporated by reference.*

          (d) 1996 Non-Employee Directors' Stock Compensation Plan included as Exhibit A to the 1996 Proxy Statement, is incorporated by reference.

           (13) Incorporated portions of Dover's Annual Report to Stockholders for its fiscal year ended December 31, 1996.

           (21)  Subsidiaries of Dover.

           (23)  Independent Accountants' Consents.

                 (a) Coopers & Lybrand L.L.P.

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

                                             DOVER CORPORATION


                                             By: /s/Thomas L. Reece
                                                 -------------------------------
                                                 Thomas L. Reece
                                                 President and Chief Executive
                                                 Officer


                                             Date: March 28, 1997

           Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature                        Title                        Date

/s/Thomas L. Reece
--------------------
Thomas L. Reece         President and Chief Executive
                        Officer and Director
                        (Principal Executive Officer)      March 28, 1997


/s/John F. McNiff
--------------------
John F. McNiff          Treasurer and Director
                        (Principal Financial Officer)      March 28, 1997


/s/Alfred Suesser
--------------------
Alfred Suesser          Controller                         March 28, 1997
                        (Principal Accounting Officer)

/s/Gary L. Roubos
--------------------
Gary L. Roubos          Chairman and Director*             March 28, 1997


/s/David H. Benson
--------------------
David H. Benson         Director*                          March 28, 1997

/s/Magalen O. Bryant
-----------------------
Magalen O. Bryant       Director*                          March 28, 1997


/s/Jean-Pierre M. Ergas
-----------------------
Jean-Pierre M. Ergas    Director*                          March 28, 1997


/s/Roderick J. Fleming
-----------------------
Roderick J. Fleming     Director*                          March 28, 1997


/s/John F. Fort
-----------------------
John F. Fort            Director*                          March 28, 1997


/s/James L. Koley
-----------------------
James L. Koley          Director*                          March 28, 1997


/s/Anthony J. Ormsby
-----------------------
Anthony J. Ormsby       Director*                          March 28, 1997



*  By:  /s/ Robert G, Kuhbach
       ----------------------
       Robert G. Kuhbach
       Attorney-in-Fact

                                EXHIBIT INDEX


(3) (a)Restated Certificate of Incorporation and Amendments thereto, filed as Exhibit 3(a) to Annual Report on Form 10-K for year ended December 31, 1989, and Amendment thereto, filed as Exhibit 3(a) to Form 10-Q for quarter ended September 30, 1996 is incorporated by reference.

          (b) By-laws, as amended.

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

          (d) 1996 Non-Employee Directors' Stock Compensation Plan, included as Exhibit A to the 1996 Proxy Statement, is incorporated by reference.

(13) Incorporated portions of Dover's Annual Report to Stockholders for its fiscal year ended December 31, 1996.

(21)      Subsidiaries of Dover.

(23) Independent Accountants' Consents. (See Independent Accountants' Report on Schedules and Consents in Part IV hereof)

            (a) Coopers & Lybrand L.L.P.

            (b) KPMG Peat Marwick LLP.


(24)      Form of Power of Attorney.

(27)      Financial Data Schedule (in Edgar filing only).

                                   SCHEDULE II


DOVER CORPORATION AND SUBSIDIARIES

Valuation and Qualifying Accounts

Years Ended December 31, 1996, 1995, 1994

                                                     Additions
                                     Balance at      Charged to                   Balance at
                                     Beginning of    Cost and    Deductions       Close of
                                     Year            Expense     (1)              Year
                                     ----            -------     ---              ----
                                                     (000's omitted)
Year Ended December 31, 1996
     Allowance for Doubtful Accounts  $22,325        $9,491        $ 6,995         $24,821

Year Ended December 31, 1995
     Allowance for Doubtful Accounts  $14,326        $9,616        $ 1,617         $22,325

Year Ended December 31, 1994
     Allowance for Doubtful Accounts  $10,199        $  898        $(3,229)        $14,326

Notes:
(1) Represents uncollectible accounts written off and reduction of prior years' over-provision less recoveries of accounts previously written off, net of $921, $3,260 and $827 related to acquisitions and divestitures in 1996, 1995 and 1994, respectively.

      REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders of Dover Corporation:


Our report on our audits of the consolidated financial statements of Dover Corporation and subsidiaries has been incorporated by reference in this Form 10-K from the 1996 annual report to stockholders of Dover Corporation and appears on page 31 therein. In connection with our audits of such financial statements we have also audited the related financial statement schedule as listed in the index under Item 14 (a) of this Form 10-K.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.



                        Coopers & Lybrand L.L.P.


New York, New York
February 14, 1997

INDEPENDENT AUDITORS' REPORT



To the Board of Directors and Stockholders of Dover Corporation:

We have audited the accompanying consolidated statements of earnings, retained earnings and cash flows of Dover Corporation and subsidiaries for the year ended December 31, 1994. These consolidated financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Dover Corporation and subsidiaries for the year ended December 31, 1994 in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the consolidated financial statements referred to above, taken as a whole. The supplementary information included in Schedule II for the year ended December 31, 1994 is presented for purposes of additional analysis and is not a required part of the consolidated financial statements. Such information has been subjected to the auditing procedures applied in the audit of the consolidated financial statements and, in our opinion, based on our audit, is fairly stated in all material respects in relation to the consolidated financial statements referred to above, taken as a whole.



                                          KPMG Peat Marwick LLP


New York, New York
February 22,1995