Form 10-Q
period 1997-03-31
DOVER CORP
filed 1997-04-25
CIK 29905

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q



             Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934



For three months ended March 31, 1997             Commission File No. 1-4018



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

The number of shares outstanding of the Registrant's common stock as of the close of the period covered by this report was 112,184,966.

                         PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                       DOVER CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENT OF EARNINGS
                          THREE MONTHS ENDED MARCH 31,

                                 (000 OMITTED)


                                                1997            1996
                                                ----            ----
Net Sales                                       $1,008,781      $999,473
Cost of sales                                      670,914       664,276
                                                ----------      --------
  Gross profit                                     337,867       335,197
Selling & administrative expenses                  222,516       206,745
                                                ----------      --------
  Operating Profit                                 115,351       128,452
                                                ==========      ========
Other deductions (Income):
  Interest expense                                  10,987        11,526
  Interest income                                   (4,056)       (5,632)
  Foreign exchange                                  (6,077)         (310)
  All other, net                                    (6,139)       (1,187)
                                                ----------      --------
    Total                                           (5,285)        4,397
                                                ==========      ========
Earnings before taxes on income                    120,636       124,055
  Federal & other taxes on income                   42,136        46,310
                                                ----------      --------
Net earnings                                    $   78,500      $ 77,745
                                                ==========      ========

Weighted average number of common shares
  outstanding during the period                    112,564       113,746
                                                ==========      ========
Net earnings per common share                        $0.70         $0.68
                                                ==========      ========


                  CONSOLIDATED STATEMENT OF RETAINED EARNINGS
                          THREE MONTHS ENDED MARCH 31,

                                 (000 OMITTED)


                                                1997            1996
                                                ----            ----
Retained earnings at January 1                  $1,470,008      $1,152,187
Net earnings                                        78,500          77,745
                                                ----------      ----------
                                                $1,548,508      $1,229,932
Deduct:
  Common stock cash dividends
    $0.17 per share ($0.15 in 1996)                 19,160          17,069
                                                ----------      ----------
Retained earnings at end of period              $1,529,348      $1,212,863
                                                ==========      ==========

                       DOVER CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

                                 (000 OMITTED)


                                                                March 31, 1997          December 31, 1996
                                                                --------------          -----------------
  Assets:
  ------
Current assets:
  Cash & cash equivalents                                       $  113,366              $  199,955
  Marketable securities                                             18,208                  17,839
  Receivables,  net of allowance for doubtful accounts             717,594                 715,495
  Inventories                                                      523,726                 499,870
  Prepaid expenses                                                  59,152                  56,654
                                                                ----------              ----------
    Total current assets                                         1,432,046               1,489,813
                                                                ----------              ----------
Property, plant & equipment (at cost)                            1,139,641               1,106,981
Accumulated depreciation                                          (630,420)               (612,048)
                                                                ----------              ----------
  Net property, plant & equipment                                  509,121                 494,933
                                                                ----------              ----------
Intangible assets, net of amortization                             971,185                 963,182
Other intangible assets                                             10,258                  10,258
Deferred charges & other assets                                     37,018                  35,193
                                                                ----------              ----------
                                                                $2,959,628              $2,993,379
                                                                ==========              ==========

  Liabilities:
  -----------
Current liabilities:
  Notes payable                                                 $  445,589              $  488,651
  Current maturities of long-term debt                                 793                   3,754
  Accounts payable                                                 198,128                 202,763
  Accrued compensation & employee benefits                         101,905                 130,598
  Accrued insurance                                                108,335                 104,916
  Other accrued expenses                                           207,115                 206,992
  Income taxes                                                      42,210                   1,430
                                                                ----------              ----------
    Total current liabilities                                    1,104,075               1,139,104
Long-term debt                                                     255,135                 252,955
Deferred taxes                                                      44,213                  54,068
Deferred Compensation                                               54,912                  57,550


  Stockholders' equity:
  --------------------
Preferred stock                                                         --                      --
Common stock                                                       117,079                 116,858
Additional paid-in surplus                                          20,111                  13,818
Cumulative translation adjustments                                 (18,227)                  1,900
Unrealized holding gains (losses)                                    2,126                   3,663
Retained earnings                                                1,529,348               1,470,008
                                                                ----------              ----------
  Subtotal                                                       1,650,437               1,606,247
Less: treasury stock                                               149,144                 116,545
                                                                ----------              ----------
                                                                 1,501,293               1,489,702
                                                                ----------              ----------
                                                                $2,959,628              $2,993,379
                                                                ==========              ==========


                       DOVER CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                          THREE MONTHS ENDED MARCH 31,
                                 (000 OMITTED)



                                                                                1997            1996
                                                                                ----            ----
Cash flows from operating activities:
  Net income                                                                    $  78,500       $  77,745
                                                                                ---------       ---------
  Adjustments to reconcile net income to net cash
    Provided by operating activities:
    Depreciation                                                                   24,331          20,543
    Amortization                                                                   10,425           9,713
    Net increase (decrease) in deferred taxes                                      (9,936)         (4,230)
    Net increase (decrease) in LIFO reserves                                          276             395
    Increase (decrease) in deferred compensation                                   (2,633)         (5,860)
    Other, net                                                                    (13,605)          6,230
    Changes in assets & liabilities (excluding acquisitions):
        Decrease (increase) in accounts receivable                                  6,928          33,138
        Decrease (increase) in inventories, excluding LIFO reserve                (11,394)        (29,993)
        Decrease (increase) in prepaid expenses                                    (2,044)         (2,147)
        Increase (decrease) in accounts payable                                    (8,515)         (2,504)
        Increase (decrease) in accrued expenses                                   (29,256)        (28,076)
        Increase (decrease) in federal & other taxes on income                     38,305          33,642
                                                                                ---------       ---------
    Total adjustments                                                               2,882          30,841
                                                                                ---------       ---------
  Net cash provided by operating activities                                        81,382         108,586
                                                                                =========       =========

Cash flows from (used in) investing activities:
  Net sale (purchase) of marketable securities                                       (369)         (1,553)
  Additions to property, plant & equipment                                        (27,377)        (35,685)
  Acquisitions, net of cash & cash equivalents                                    (46,563)        (58,849)
  Purchase of treasury stock                                                      (32,607)         (1,005)
                                                                                ---------       ---------
  Net cash from (used in) investing activities                                   (106,916)        (97,092)
                                                                                ---------       ---------

Cash flows from (used in) financing activities:
  Increase (decrease) in notes payable                                            (44,485)         (6,211)
  Reduction of long-term debt                                                      (1,522)         (5,608)
  Proceeds from exercise of stock options                                           4,113           2,469
  Cash dividends to stockholders                                                  (19,161)        (17,068)
                                                                                ---------       ---------
  Net cash from (used in) financing activities                                    (61,055)        (26,418)
                                                                                ---------       ---------

Net increase (decrease) in cash & cash equivalents                                (86,589)        (14,924)
Cash & cash equivalents at beginning of period                                    199,955         121,698
                                                                                ---------       ---------
Cash & cash equivalents at end of period                                        $ 113,366       $ 106,774
                                                                                =========       =========


                                DOVER CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1997


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

NOTE B - Inventory

      Inventories, by components, are summarized as follows:

                                                MARCH 31,      DECEMBER 31,
                                                   1997             1996
                                                --------------------------
       Raw materials                            $172,359          $165,064
       Work in progress                          229,452           219,729
       Finished goods                            167,972           160,858
                                                --------------------------
         Total                                   569,783           545,651
       Less LIFO reserve                          46,057            45,781
                                                ==========================
       Net amount per balance sheet             $523,726          $499,870
                                                ==========================


NOTE C - Additional Information

      For a more adequate understanding of the Company's financial position, operating results, business properties and other matters, reference is made to the Company's annual report Form 10-K which was filed with the Securities and Exchange Commission in March 1997.

      In February, 1997 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share". This statement in effective for financial statements issued for periods ending after December 15, 1997 including interim periods. The new Statement requires two separate disclosures: a) Basic Earnings per Share and b) Diluted Earnings per Share. The Company has a simple capital structure and has determined that the effect of this Statement will not be material.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(1)   MATERIAL CHANGES IN CONSOLIDATED FINANCIAL CONDITION:

      The Company's liquidity decreased during the first quarter of 1997 as compared to the position at December 31, 1996. Acquisitions and repurchases of common stock, as mentioned below, more than accounts for this decrease.

      Working capital decreased from $352.0 million at the end of last year to $329.2 million at March 31, 1997.

      At March 31, 1997, net debt (defined as long-term debt plus current maturities on long-term debt plus notes payable less cash and equivalents and marketable securities) of $569.9 million represented 27.5% of total capital. This compares with 26.2% at December 31, 1996.

(2)  MATERIAL CHANGES IN RESULTS OF OPERATIONS:

      The Company earned $.70 per share in its first quarter ended March 31, 1997, compared to $.68 per share in last year's first quarter. Sales and net income both increased 1%. Dover completed one stand-alone and three add-on acquisitions in the quarter at a cost of $52 million and repurchased $33 million of its own common stock (616,000 shares at $53/share).

      Earnings in the first quarter of 1997 included $9.6 million ($.06 per share) of non-recurring items (exchange gains and license fees in the Technologies segment). Earnings in the prior year's quarter included a $2.6 million ($.02 per share) gain from the sale of a leasing business (Industries segment). Shipments and recurring operating profits were somewhat below Dover's expectations, but bookings were very positive (especially in Technologies). Backlog improved during the quarter in each of Dover's five business segments, and by 19% for the Company as a whole, and orders exceeded shipments for most companies.

DOVER TECHNOLOGIES:

      Dover Technologies' profits improved by 13% to $36.6 million as sales rose 5% to $259 million. However, without the previously mentioned paid-up-license sale and foreign currency gain, profits would have declined 17%. Sales comparisons were helped by acquisitions in the second half of 1996 (principally Everett Charles Technologies) and by two small add-on acquisitions (Telefilter and Quarzkeramik by Quadrant) in the current quarter. Also, Everett Charles acquired a German maker of bare-board testing equipment (Luther & Maelzer) in March. These companies added about $30 million to the quarter's sales but only modestly to income due to acquisition related costs. Most companies in the segment achieved higher earnings than prior year with the notable exception of Universal Instruments, whose recurring profits dropped sharply. Universal began the quarter with a lower backlog than at the start of 1996 and which contained a less favorable product mix. Production in March also fell short of targets due to part shortages. Image, Everett Charles, Quadrant and K&L -the next four largest Technologies companies--all had higher operating profits than in 1996.

      Bookings at Dover Technologies were very strong with a book-to-bill ratio of 1.3. Universal had record quarterly bookings that were 1.5 times shipments. The level of bookings at DTI exceeded expectations and is not forecasted to be maintained, although second quarter bookings are likely to exceed prior year. Improved backlogs should lead to higher shipments and operating profits in the second quarter with favorable year-over-year comparisons.

DOVER INDUSTRIES:

      Dover Industries' profits were in line with expectations but down 21% from last year. The major factors in this decline were operating profit drops at Heil Trailer, Heil Refuse and Marathon ($6 million from last year's strong results), the sale of Dieterich Standard in mid-1996 and last year's $2.6 million non-recurring gain from the sale of a leasing business. Strengthened sales and earnings at Groen and Randell (food service equipment) and continued growth at Texas Hydraulics and Rotary Lift were partial offsets. Heil Refuse and Marathon provide equipment to the solid waste hauling industry, where a decline in customer capital spending last year diminished backlog. Order recovery has not yet reached expected levels. The book-to-bill for these two companies in the quarter was 1.1, but the level of orders and of March 31 backlog were below last year. At Heil Trailer, first quarter orders exceeded last year by more than 50% and bookings exceeded billings by 12%. Backlog remains below prior year, but has been improving since the middle of last year's fourth quarter. Dover Industries total bookings (adjusted for Dieterich Standard) were up slightly from last year. A better earnings comparison at Industries is expected in the second quarter with strong year-over-year gains possible in the second half.

DOVER DIVERSIFIED:

      Profits in the Diversified segment dropped 5% from last year as the expected decline at Belvac ($7 million) offset much stronger performances at several other companies. Belvac's unfavorable comparison, which will be larger in the second quarter, reflects the reduced needs of the aluminum can industry for "necking" equipment after three years during which Belvac struggled to expand production to the levels demanded by its customers. Belvac's shipments began a sharp decline in the third quarter of last year, but are expected to "bottom out" during 1997--as suggested by the first quarter book-to-bill of .98, the best such quarterly comparison in almost two years. Large earnings gains were achieved by the now merged Pathway/TEC operations, by Mark Andy and by Hill-Phoenix. A-C Compressor earnings were flat due to a strike (now settled) that interrupted production in March. These four companies are still operating at margins that are below desired levels and their continued 1997 improvement remains essential within the Diversified segment to offset the large earnings decline that is occurring at Belvac. Orders for Diversified exceeded shipments, but backlog is more than 20% below last year (primarily Belvac). Earnings comparisons will be strongly unfavorable in the second quarter (Belvac's and Diversified's best quarter in 1996) but should improve in the second half.

DOVER RESOURCES:

      Dover Resources' profits slipped 4% from last year's first quarter despite a sales gain of 9%. Most of the sales increase reflects the 1996 acquisitions of Robohand (by De-Sta-Co Industrial Products) and of Tulsa Winch, as well as the 1997 acquisition of Hydro Systems of Cincinnati, Ohio. Hydro Systems is a maker of dispensing equipment--primarily for the professional cleaning industry. Their impact on Resources' profits was slightly positive, due to acquisition related costs, but should increase as the year progresses. Earnings declined substantially at Midland, as expected, due to the end of the boom in rail tank car production that had helped Midland to record profits in 1996. Profit results of other Resources' companies were mixed, but even with prior year in total. New orders exceeded shipments by 8%, with particular strength at Duncan Parking Systems which won large orders from New York City and Los Angeles for its Eagle 2000 electronic meter. A majority of Resources' companies, including Midland, had first quarter book-to-bill ratios in excess of 1.0. A modest year-over-year profit gain appears possible for the second quarter and for the second half.

DOVER ELEVATOR:

      Profits at Dover Elevator advanced 10% on a 4% sales gain as margins reached 11%--for the best margin level-since before the 1991 real estate crash. A more favorable product mix of somewhat better priced new elevator work, improved field labor efficiency, selective correction of low margin service business, and tight expense control are responsible for the margin gain. The elevator industry in North America is continuing to see growth in the low-rise (hydraulic) market and in mid-rise (traction) equipment in some geographic areas. Bookings for new elevator work were strong in North America, up over 20% from last year. This was augmented by an even larger gain in International where the UK and Far East were stronger. The earnings outlook remains positive for the second quarter and full year, but significant gains from the first quarter profit level will be difficult to achieve.

OUTLOOK:

      Commenting on first quarter results, Thomas L. Reece, Dover's President and CEO said, "We have been advising investors since mid-1996 that the market dynamics at the two Heil companies, and at Belvac, Midland and Marathon would make early-1997 earnings comparisons difficult for Dover. These five companies did, in fact earn $15 million less in the first quarter of 1997 than in the comparable 1996 period, but all are fine, well-run, profitable businesses. Some slowness in shipments at Universal was more than offset by a favorable bookings surprise for Technologies in general and Universal in particular. We are off to a good start in our pursuit of a strong earnings year".

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


                                                 DOVER CORPORATION



Date:  April 23, 1997                            /s/ John F. McNiff
       --------------                            ------------------------
                                                 John F. McNiff, Vice
                                                 President
                                                 and Treasurer




Date:  April 23, 1997                            /s/ Alfred Suesser
       --------------                            ------------------------
                                                 Alfred Suesser,
                                                 Controller and
                                                 Assistant
                                                 Treasurer