Form 10-K405/A
period 1996-12-31
DOVER CORP
filed 1997-06-27
CIK 29905

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                               FORM 10K-K/A No. 1

/x/ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 1996

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


        Title of each class
        -------------------

6.45% Notes due November 15, 2005


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past ninety days. Yes /x/ No / /.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /x/

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of February 27, 1997 was $5,246,834,576. Registrant's price as reported on the New York Stock Exchange Transaction of February 27, 1996 was $49.625 per share.

The number of outstanding shares of the Registrant's common stock as of February 27, 1997 was 112,707,541.

DOCUMENTS INCORPORATED BY REFERENCE

Part I, II, and IV  -   Certain portions of the annual report to Stockholders
                        for Fiscal Year Ended December 31, 1996 (the "1996
                        Annual Report").

Parts II, and III   -   Certain portions of the Proxy Statement for Annual
                        Meeting to Be held on April 30, 1997 (the "1997 Proxy
                        Statement")

                  The undersigned Registrant hereby amends the following items, financial statements, exhibits or other portions of it's 1996 Annual Report on Form 10-K as set forth in the pages attached hereto:

                  Information, financial statements and exhibits required by Form 11-K with respect to Dover Corporation Retirement Savings Plan for the year ended December 31, 1996, pursuant to Rule 15d-21 under the Securities Exchange Act of 1934.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      DOVER CORPORATION

                                      By: /S/ Robert G. Kuhbach
                                            Name: Robert G. Kuhbach
                                            Title: Vice President and Secretary


Dated: June 27, 1997