Form 10-Q
period 1997-06-30
DOVER CORP
filed 1997-07-30
CIK 29905

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q




               Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934




For six months ended June 30, 1997                    Commission File No. 1-4018




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




Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /



The number of shares outstanding of the Registrant's common stock as of the close of the period covered by this report was 111,186,351.

                         Part. I.   FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS

                       DOVER CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                           Three Months Ended June 30,

                                  (000 omitted)

                                                          1997                  1996
                                               -----------------     -----------------
Net sales                                           $1,154,011            $1,023,423
Cost of sales                                          758,936               674,637
                                               -----------------     -----------------
Gross profit                                           395,075               348,786
Selling & administrative expenses                      238,086               204,635
                                               -----------------     -----------------
Operating profit                                       156,989               144,151
                                               -----------------     -----------------
Other deductions (income):
Interest expense                                        12,040                10,733
Interest income                                         (1,803)               (1,845)
Foreign exchange                                        (1,026)                 (293)
Gain on dispositions                                   (32,171)                    -
All other, net                                          (4,514)               (2,174)
                                               -----------------     -----------------
Total                                                  (27,474)                6,421
                                               -----------------     -----------------
Earnings before taxes on income                        184,463               137,730
Federal & other taxes on income                         59,548                49,872
                                               =================     =================
Net earnings                                     $     124,915        $       87,858
                                               =================     =================

Weighted average number of common shares
outstanding during the period                          111,961               113,798
                                               =================     =================

Net earnings per common share                            $1.12                 $0.78
                                               =================     =================

                       DOVER CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                            Six Months Ended June 30,

                                  (000 omitted)


                                                          1997                  1996
                                               -----------------     -----------------
Net sales                                           $2,162,792         $   2,022,896
Cost of sales                                        1,429,850             1,338,913
                                               -----------------     -----------------
Gross profit                                           732,942               683,983
Selling & administrative expenses                      460,602               411,380
                                               -----------------     -----------------
Operating profit                                       272,340               272,603
                                               -----------------     -----------------
Other deductions (income):
Interest expense                                        23,027                22,259
Interest income                                         (5,859)               (7,477)
Foreign exchange                                        (7,103)                 (603)
Gain on dispositions                                   (32,171)                    -
All other, net                                         (10,653)               (3,361)
                                               -----------------     -----------------
Total                                                  (32,759)               10,818
                                               -----------------     -----------------
Earnings before taxes on income                        305,099               261,785
Federal & other taxes on income                        101,684                96,182
                                               =================     =================
Net earnings                                     $     203,415         $     165,603
                                               =================     =================
Weighted average number of common shares
outstanding during the period                          111,961               113,798
                                               =================     =================

Net earnings per common share                            $1.82                 $1.46
                                               =================     =================


                  CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
                            Six Months Ended June 30,

                                  (000 omitted)

                                                          1997                  1996
                                               -----------------     -----------------
Retained earnings at January 1                   $   1,470,008         $   1,152,187
Net earnings                                           203,415               165,603
                                               -----------------     -----------------
                                                     1,673,423             1,317,790

Deduct:
Common stock cash dividends
$ 0.34 per share ($0.30 in 1996)                        38,057                34,148
                                               =================     =================
Retained earnings at end of period               $   1,635,366         $   1,283,642
                                               =================     =================

                       DOVER CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                  (000 omitted)


                                                             June 30,                 Dec  31,
                                                                 1997                     1996
                                                      -----------------       ----------------
Assets:
Current assets:
Cash & cash equivalents                                 $     134,944            $     199,955
Marketable securities                                          19,527                   17,839
Receivables, net of allowance for doubtful accounts           835,146                  715,495
Inventories                                                   527,056                  499,870
Prepaid expenses                                               58,870                   56,654
                                                      -----------------       ----------------
Total current assets                                        1,575,543                1,489,813
                                                      -----------------       ----------------
Property, plant & equipment (at cost)                       1,161,948                1,106,981
Accumulated depreciation                                     (642,316)                (612,048)
                                                      -----------------       ----------------
Net property, plant & equipment                               519,632                  494,933
                                                      -----------------       ----------------
Intangible assets, net of amortization                        965,564                  963,182
Other intangible assets                                        10,258                   10,258
Deferred charges & other assets                                54,867                   35,193
                                                      =================       ================
                                                        $   3,125,864            $   2,993,379
                                                      =================       ================

Liabilities:
Current liabilities:
Notes payable                                           $     533,444            $     488,651
Current maturities of long-term debt                              786                    3,754
Accounts payable                                              226,011                  202,763
Accrued compensation & employee benefits                      126,742                  130,598
Accrued insurance                                             103,287                  104,916
Other accrued expenses                                        203,377                  206,992
Income taxes                                                    22,831                   1,430
                                                      -----------------       ----------------
Total current liabilities                                   1,216,478                1,139,104
Long-term debt                                                254,923                  252,955
Deferred taxes                                                  43,549                  54,068
Deferred compensation                                           60,552                  57,550

Stockholders' equity:
Preferred stock                                                     -                        -
Common stock                                                  117,140                  116,858
Additional paid-in surplus                                     22,007                   13,818
Cummulative translation adjustments                           (24,475)                   1,900
Unrealized holding gains (losses)                               3,420                    3,663
Retained earnings                                           1,635,366                1,470,008
                                                      -----------------       ----------------
Subtotal                                                    1,753,458                1,606,247
Less: treasury stock                                          203,096                  116,545
                                                      -----------------       ----------------
                                                            1,550,362                1,489,702
                                                      -----------------       ----------------
                                                        $   3,125,864            $   2,993,379
                                                      =================       ================


                                DOVER CORPORATION AND SUBSIDIARIES
                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                         INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                     Six Months Ended June 30,
                                           (000 omitted)


                                                                           1997                  1996
                                                                 -----------------    -----------------

Cash flows from operating activities:
Net income                                                        $     203,415         $     165,603
                                                                 -----------------    -----------------
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation                                                             49,599                40,878
Amortization                                                             20,825                19,577
Net increase (decrease) in deferred taxes                               (10,577)               (3,709)
Net increase (decrease) in LIFO reserves                                    820                   778
Increase (decrease) in deferred compensation                              3,005                (3,169)
Gain on sale of business                                                (32,171)               (2,602)
Other, net                                                              (23,966)                2,101
Changes in assets & liabilities (excluding acquisitions):
Decrease (increase) in accounts receivable                              (59,786)               22,438
Decrease (increase) in inventories, excluding LIFO reserve               (8,451)              (28,327)
Decrease (increase) in prepaid expenses                                  (2,455)               (2,921)
Increase (decrease) in accounts payable                                  16,975               (25,982)
Increase (decrease) in accrued expenses                                 (25,839)              (16,544)
Increase (decrease) in federal & other taxes on income                      764                (2,515)
                                                                 -----------------    -----------------
Total adjustments                                                       (71,257)                    3
                                                                 -----------------    -----------------
Net cash provided by operating activities                               132,158               165,606
                                                                 -----------------    -----------------

Cash flows from (used in) investing activities:
Net sale (purchase) of marketable securities                             (1,688)               (3,950)
Additions to property, plant & equipment                                (62,027)              (61,846)
Acquisitions, net of cash & cash equivalents                            (75,267)              (58,905)
Proceeds from sale of business                                           20,103                17,898
Purchase of treasury stock                                              (86,848)               (1,074)
                                                                 -----------------    -----------------
Net cash from (used in) investing activities                           (205,727)             (107,877)
                                                                 -----------------    -----------------

Cash flows from (used in) financing activities:
Increase (decrease) in notes payable                                     43,369               (34,417)
Reduction of long-term debt                                               (1,918)              (6,041)
Proceeds from exercise of stock options                                     5,164               3,836
Cash dividends to stockholders                                          (38,057)              (34,148)
                                                                 -----------------    -----------------
Net cash from (used in) financing activities                              8,558               (70,770)
                                                                 -----------------    -----------------

Net increase (decrease) in cash & cash equivalents                      (65,011)              (13,041)
Cash & cash equivalents at beginning of period                          199,955               121,698
                                                                 -----------------    -----------------
Cash & cash equivalents at end of period                          $     134,944         $     108,657
                                                                 ==================   =================


                                DOVER CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 1997


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

NOTE B - Inventory

         Inventories, by components, are summarized as follows:


                                            June 30, 1997           Dec 31, 1996
                                            ------------------    ------------------

           Raw materials                            $173,531              $165,064
           Work in progress                          231,012               219,729
           Finished goods                            169,114               160,858
                                            ------------------    ------------------
             Total                                   573,657               545,651
           Less LIFO reserve                          46,601                45,781
                                            ==================    ==================
           Net amount per balance sheet             $527,056              $499,870
                                            ==================    ==================

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(1)      Material Changes In Consolidated Financial Condition:

         The Company's liquidity increased modestly during the first half of 1997 as compared to the position at December 31, 1996.

         Working capital increased from $350.7 million at the end of last year to $359.1 million at June 30, 1997. The $8.4 million increase represents positive cash flow over and above dividends of $38.1 million, $75.3 million paid for acquisitions, and $86.5 million treasury stock purchases during this six month period.

         At June 30, 1997, net debt (defined as long-term debt plus current maturities on long-term debt plus notes payable less cash and equivalents and marketable securities) of $634.7 million represented 29.0% of total capital. This compares with 26.2% at December 31, 1996.

(2)      Material Changes In Results Of Operations:

The Company earned $1.12 per share in the quarter ended June 30, including a net special gain of $.23 per share, described below. Excluding this special item, earnings per share were $.89, an increase of 14% from the $.78 earned in the second quarter of the prior year. Sales of $1,154 million set a quarterly record and were 13% above prior year second quarter.

The special item of $.23 per share represents a gain from the sale by Dover Elevator of its U.K. and German operations. Dover Elevator management determined that its operations in Europe, while successful, were too small in relation to the large and mature European elevator market to represent a strategic platform for growth. Consequently, they have been sold to Thyssen Industries. Dover believes that reinvestment of the cash proceeds, net of taxes, will offset the reduction of operating earnings resulting from the sale. The special item was $32.2 million pretax, and is shown separately in Dover's market segment income statement to maintain comparability of segment earnings.

During the second quarter Dover invested $53 million to repurchase 1 million shares of its common stock. This brought repurchases in 1997 to $86 million for
1.6 million shares (1.4% of shares outstanding at the start of the year) at an average price of $53 per share. Dover also invested $23 million in two "add-on" acquisitions in addition to the $53 million spent on acquisitions in the first quarter. Tranter purchased the Austrian distributor of one of its product lines and Pathway Bellows acquired Langbein & Engelbracht (Germany), a producer of air pollution control systems, including incinerators for volatile organic compounds (voc's).


Four of Dover's five segments had higher earnings than last year. The sole decline, at Dover Diversified, reflected the previously forecast adverse comparison at its Belvac company. Earnings from Diversified's other eight businesses together increased more than 40%.

Dover Technologies:

Dover Technologies achieved record profits with a gain of 38% over prior year on quarterly sales that topped $300 million for the first time. Universal Instruments' shipments were 40% above prior year and its profits were even further ahead. The company was able to increase its production levels more than 40% above this year's first quarter rate, maintaining good customer service despite the surprisingly strong orders received during the first quarter. Second quarter orders did decline from the first quarter of 1997, but were still strong at 98% of shipments and 29% ahead of prior year. Everett Charles, acquired late in 1996, also made a strong contribution to Dover Technologies' profit comparisons due to higher than planned operating profits and reduced acquisition write-offs. DEK also had a strong quarter, with an earnings improvement of more than $3 million from last year. Profits were down slightly in electronic components/subsystems as K&L's successful penetration of the mobile telecom market almost offset Quadrant's decline from their record result last year. Profits at Imaje (continuous ink jet printing) also declined against last year's record quarter, with the decline magnified in Dover's U.S.$ reporting by the fall in value of the French Franc. Technologies' overall bookings matched the first quarter level, were 1% above shipments, and 32% above prior year.

Dover Industries:

Dover Industries achieved a 5% gain in profit despite the absence of Dieterich Standard which was sold in the third quarter of last year. Most Industries' companies had improved sales and earnings including Heil Trailer, which now appears to have moved beyond the cyclical downswing in its industry during mid '95 to late '96. Four companies Groen, Randell, Davenport, and Texas Hydraulics, had earnings gains of more than 30%, reflecting higher shipments and strong incremental margins that raised profitability. The only significant profit decline was at Heil Refuse, where bookings and shipments remain depressed due to capital spending cut-backs in the waste hauling industry. All Dover Industries' companies achieved double-digit margins in the quarter with almost half in excess of 20%. While book-to-bill in this segment is not a strong indicator of future results, Industries did book above shipment levels and 12% more than last year (adjusted for Dieterich).

Dover Diversified:

As noted above, the 20% ($6.8 million) profit decline at Dover Diversified was caused by a $12 million decline at Belvac which had record financial results in the prior year's quarter when shipments of its "necking" machines peaked. Belvac has introduced new products and aggressively reduced costs to remain a solidly profitable, though smaller, company. Their second quarter bookings were 29% above last year but backlog is still well below this time last year...Five of Diversified's companies had earnings gains above 20% Tranter, due to higher volume and improved margins in its domestic operations; Sargent Controls, due to gains in its aerospace bearing and hydraulic control products; Waukesha, due to strength in its specially engineered industrial bearings; and A-C Compressor and Mark Andy, where improved margins offset small shipment declines. Hill continued to struggle toward achieving better profitability. June's encouraging margins on strong production/shipments, and orders that are 17% above shipments year to date, should result in higher earnings during the second half of 1997. Diversified's orders were very strong during the second quarter; 12% above shipments and 34% above prior year.

Dover Resources:

Dover Resources' profits rose 13% on a 17% sales increase to a record level. Midland, comparing to a boom period last year, and De-Sta-Co Manufacturing, facing a much more difficult automotive market, had significant declines (in percentage terms) that totaled $2.5 million. Most of Resources' other businesses were ahead of last year in profits, and together up 25%, with especially strong gains at Cook, Norris, and AOT which are seeing sales gains related to higher demand for gas and oil production equipment. Duncan, Petro Vend and De-Sta-Co Industries had substantial gains due to new products, better costs, and higher market penetration. Recently acquired Tulsa Winch and Hydro Systems continued to perform above operating expectations, and reduced acquisition costs permitted their first substantial contribution to Resources' reported earnings. Bookings at Resources were 7% below shipments in the quarter with most of the shortfall in June.

Dover Elevator:

Dover Elevator International earned over $25 million in a single quarter for the first time since the final quarter of 1990. Their profit gain of 13% on an 8% revenue increase was achieved in their North American operations where Dover Elevator International has focused its attention since its 1995 restructuring. Improved margins of 11.4% over-all, and higher in North America, reflect continued efforts at reducing field labor and factory costs, as well as a stronger market for hydraulic elevators. Bookings for new elevator work exceeded sales and were ahead of last year's second quarter by more than 15%. Backlogs are up similarly compared to last year and to the beginning of 1997.

Outlook:

Dover's earnings in the second quarter exceeded management's expectations, as did the level of bookings in the Technologies segment. Excluding the $.23 per share special gain, earnings were 9% ahead of the first half of last year. Dover believes its 1997 full-year percentage earnings gain could reach double digits (based on $3.01 per share earned last year after excluding last year's special gain of $.44.)

PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to Vote of Security Holders

         The Annual Meeting of Stockholders was held in Wilmington, Delaware on April 22,1997. Stockholders representing 97,825,777 shares of common stock, or approximately 87% of the outstanding stock, were present in person or by proxy.

         All of the nominees for director, namely David H. Benson, Magalen O. Bryant, Jean-Pierre M. Ergas, Roderick J. Fleming, John J. Fort, James J. Koley, John F. McNiff, Anthony J. Ormsby, Thomas L. Reece, and Gary L. Roubos were elected directors for a one year term, each receiving at least 97,114,793 votes.

Item 6.  Exhibits and Reports on Form 8-K

         No report on Form 8-K was filed during the quarter for which this report is filed.

                                   Signatures

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              DOVER CORPORATION




Date:    July 29, 1997                        S/S      John F. McNiff
     ----------------------------             -----------------------
                                              John F. McNiff, Vice President
                                              and Treasurer




Date:    July 29, 1997                        S/S      Alfred Suesser
     ----------------------------             -----------------------
                                              Alfred Suesser, Controller and
                                              Assistant Treasurer