Form 10-Q
period 1997-09-30
DOVER CORP
filed 1997-10-27
CIK 29905

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q



             Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934



For Nine months ended September 30, 1997              Commission File No. 1-4018



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


Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes X No


The number of shares outstanding of the Registrant's common stock as of the close of the period covered by this Report was 111,193,879.

                         Part. I. FINANCIAL INFORMATION

Item 1.           Financial Statements


                       DOVER CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENT OF EARNINGS
                 Three Months Ended September 30, 1997 and 1996

                                  (000 omitted)

                                                   1997                 1996
                                                -----------         -----------
Net sales                                       $ 1,163,744         $ 1,009,388

Cost of sales                                       760,246             672,983
                                                -----------         -----------
   Gross profit                                     403,498             336,405
Selling & administrative expenses                   234,742             198,229
                                                -----------         -----------
   Operating profit                                 168,756             138,176
                                                -----------         -----------
Other deductions (income):
   Interest expense                                  11,654               9,557
   Interest income                                   (2,300)             (7,840)
   Foreign exchange                                     655                 360
   Gain on dispositions                                  --             (75,065)
   All other, net                                    (2,287)               (298)
                                                -----------         -----------
         Total                                        7,722             (73,286)
                                                -----------         -----------
Earnings before taxes on income                     161,034             211,462
   Federal & other taxes on income                   59,278              67,139
                                                -----------         -----------
Net earnings                                    $   101,756         $   144,323
                                                ===========         ===========

Weighted average number of common shares
   outstanding during the period                    111,702             113,513
                                                ===========         ===========

Net earnings per common share                   $      0.91         $      1.27
                                                ===========         ===========

                       DOVER CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENT OF EARNINGS
                  Nine Months Ended September 30, 1997 and 1996

                                  (000 omitted)

                                                    1997               1996
                                                -----------         -----------
Net sales                                       $ 3,326,536         $ 3,032,284

Cost of sales                                     2,190,096           2,011,896
                                                -----------         -----------
   Gross profit                                   1,136,440           1,020,388
Selling & administrative expenses                   695,344             609,609
                                                -----------         -----------
   Operating profit                                 441,096             410,779
                                                -----------         -----------
Other deductions (income):
   Interest expense                                  34,681              31,816
   Interest income                                   (8,159)            (15,317)
   Foreign exchange                                  (6,448)               (243)
   Gain on dispositions                             (32,171)            (75,065)
   All other, net                                   (12,940)             (3,659)
                                                -----------         -----------
         Total                                      (25,037)            (62,468)
                                                -----------         -----------
Earnings before taxes on income                     466,133             473,247
   Federal & other taxes on income                  160,962             163,321
                                                -----------         -----------
Net earnings                                    $   305,171         $   309,926
                                                ===========         ===========

Weighted average number of common shares
   outstanding during the period                    111,702             113,513
                                                ===========         ===========

Net earnings per common share                   $      2.73         $      2.73
                                                ===========         ===========

                   CONSOLIDATED STATEMENT OF RETAINED EARNINGS
                  Nine Months Ended September 30, 1997 and 1996

                                  (000 omitted)

                                                     1997                1996
                                                  ----------          ----------

Retained earnings at January 1                    $1,470,008          $1,152,187

Net earnings                                         305,171             309,926
                                                  ----------          ----------
                                                   1,775,179           1,462,113

Deduct:
   Common stock cash dividends
   $0.53 per share ($0.47 in 1996)                    59,203              53,273
                                                  ----------          ----------
Retained earnings at end of period                $1,715,976          $1,408,840
                                                  ==========          ==========

                       DOVER CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

                                  (000 omitted)

                                                    September 30,       December 31,
                                                        1997                1996
                                                     -----------         -----------
Assets:
Current assets:
   Cash & cash equivalents                           $   155,621         $   199,955
   Marketable securities                                  21,239              17,839
   Receivables, net of allowance for doubtful
     accounts                                            825,990             715,495
   Inventories                                           544,305             499,870
   Prepaid expenses                                       60,695              56,654
                                                     -----------         -----------
      Total current assets                             1,607,850           1,489,813
                                                     -----------         -----------
Property, plant & equipment (at cost)                  1,211,835           1,106,981
Accumulated depreciation                                (670,401)           (612,048)
                                                     -----------         -----------
   Net property, plant & equipment                       541,434             494,933
                                                     -----------         -----------
Intangible assets, net of amortization                 1,013,381             963,182
Other intangible assets
                                                          10,258              10,258
Deferred charges & other assets                           71,659              35,193
                                                     -----------         -----------
                                                     $ 3,244,582         $ 2,993,379
                                                     ===========         ===========

Liabilities:
Current liabilities:
   Notes payable                                     $   520,738         $   488,651
   Current maturities of long-term debt                      819               3,754
   Accounts payable                                      222,987             202,763
   Accrued compensation & employee benefits              148,711             130,598
   Accrued insurance                                     106,513             104,916
   Other accrued expenses                                231,762             206,992
   Income taxes                                           20,860               1,430
                                                     -----------         -----------
      Total current liabilities                        1,252,390           1,139,104
Long-term debt                                           257,073             252,955
Deferred taxes                                            41,379              54,068
Deferred compensation                                     68,114              57,550

Stockholders' equity:
   Preferred stock                                            --                  --
   Common stock                                          117,148             116,858
   Additional paid-in surplus                             22,242              13,818
   Cumulative translation adjustments                    (32,134)              1,900
   Unrealized holding gains (losses)                       5,104               3,663
   Retained earnings                                   1,715,976           1,470,008
                                                     -----------         -----------
   Subtotal                                            1,828,336           1,606,247
   Less: treasury stock                                  202,710             116,545
                                                     -----------         -----------
                                                       1,625,626           1,489,702
                                                     -----------         -----------
                                                     $ 3,244,582         $ 2,993,379
                                                     ===========         ===========

                       DOVER CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                  Nine Months Ended September 30, 1997 and 1996
                                  (000 omitted)

                                                                             1997              1996
                                                                          ---------         ---------
Cash flows from operating activities:
   Net income                                                             $ 305,171         $ 309,926
                                                                          ---------         ---------
   Adjustments to reconcile net income to net cash
      Provided by operating activities:
      Depreciation                                                           76,721            63,260
      Amortization                                                           31,307            28,992
      Net increase (decrease) in deferred taxes                             (16,194)           10,245
      Net increase (decrease) in LIFO reserves                                1,229             1,047
      Increase (decrease) in deferred compensation                           10,569               823
      Gain on sale of business                                              (32,171)          (52,236)
      Other, net                                                             (2,484)           (7,853)
      Changes in assets & liabilities (excluding acquisitions):
         Decrease (increase) in accounts receivable                        (100,057)           18,717
         Decrease (increase) in inventories,excluding LIFO reserve          (16,979)          (11,797)
         Decrease (increase) in prepaid expenses                             (3,432)           (2,997)
         Increase (decrease) in accounts payable                             11,619           (21,649)
         Increase (decrease) in accrued expenses                             32,630             2,956
         Increase (decrease) in federal & other taxes on income               1,186           (24,828)
                                                                          ---------         ---------
      Total adjustments                                                      (6,056)            4,680
                                                                          ---------         ---------
   Net cash provided by operating activities                                299,115           314,606
                                                                          ---------         ---------

Cash flows from (used in) investing activities:
   Net sale (purchase) of marketable securities                              (3,400)           (2,981)
   Additions to property, plant & equipment                                 (98,952)          (86,442)
   Acquisitions, net of cash & cash equivalents                            (176,123)          (73,344)
   Proceeds from sale of business                                            45,638           112,087
   Purchase of treasury stock                                               (86,164)          (62,746)
                                                                          ---------         ---------
   Net cash from (used in) investing activities                            (319,001)         (113,426)
                                                                          ---------         ---------

Cash flows from (used in) financing activities:
   Increase (decrease) in notes payable                                      29,248          (137,399)
   Reduction of long-term debt                                                  174            (9,710)
   Proceeds from exercise of stock options                                    5,333             4,303
   Cash dividends to stockholders                                           (59,203)          (53,273)
                                                                          ---------         ---------
   Net cash from (used in) financing activities                             (24,448)         (196,079)
                                                                          ---------         ---------

Net increase (decrease) in cash & cash equivalents                          (44,334)            5,101
Cash & cash equivalents at beginning of period                              199,955           121,698
                                                                          ---------         ---------
Cash & cash equivalents at end of period                                  $ 155,621         $ 126,799
                                                                          =========         =========

                                DOVER CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1997


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

NOTE B - Inventory

      Inventories, by components, are summarized as follows:

                                       September 30,      December 31,
                                           1997               1996
                                       --------------     --------------
       Raw materials                      $ 178,873        $ 165,064
       Work in progress                     238,123          219,729
       Finished goods                       174,320          160,858
                                       --------------     --------------
         Total                              591,316          545,651
       Less LIFO reserve                     47,011           45,781
                                       --------------     --------------
       Net amount per balance sheet       $ 544,305        $ 499,870
                                       ==============     ==============

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

(1)   MATERIAL CHANGES IN CONSOLIDATED FINANCIAL CONDITION:

      The Company's liquidity increased during the first nine months of 1997 as compared to the position at December 31, 1996.

      Working capital increased slightly from $350.7 million at the end of last year to $356.5 million at September 30, 1997. The $5.8 million increase represents positive cash flow over and above dividends of ($59.2 million), Treasury stock purchases ($86.2 million), and the $184.9 million paid for acquisitions during this nine-month period.

      At September 30, 1997, net debt (defined as long-term debt plus current maturities on long-term debt plus notes payable less cash and equivalents and marketable securities) of $601.8 million represented 27% of total capital. This compares with 26.2% at December 31, 1996.

(2)   MATERIAL CHANGES IN RESULTS OF OPERATIONS:

      The Company earned $.91 per share in its third quarter ended September 30. In the prior year third quarter Dover reported $1.27 per share, but this included $.44 from the sale of two businesses and $.09 from tax and investment income adjustments as described in last year's third quarter report. Sales for the quarter of almost $1.2 billion were up 15% from the prior year.

      Four of Dover's five market segments had higher earnings than last year with a combined gain of 23%. The Technologies segment achieved a remarkable increase of 71% on a 49% sales gain. Although its book-to-bill was only .95 in the quarter, the summer is normally a soft period for new orders. Bookings were 57% greater than prior year and equal to the 1997 first half average, indicating continued strong markets.

      Dover completed seven "add-on" acquisitions during the quarter representing an investment of $109 million. This brings the cumulative 1997 investment in purchasing new businesses to $185 million. A-C Compressor added the Preco and Conmec companies to expand its participation in the aftermarket for gas compressors and turbines. Everett Charles added ESH, expanding its testing presence from circuit boards into a portion of the semiconductor production market. Blackmer acquired Mouvex (France) and the two companies will coordinate their specialty pump businesses. Blackmer is primarily a U.S. manufacturer while Mouvex's largest market base is Europe. De-Sta-Co Manufacturing, OPW Fueling Components, and DovaTech also made small acquisitions, adding new product lines. Conmec and Preco accounted for more than half of the $109 million investment made in the third quarter.

      Acquisitions made thus far in 1997 have reduced nine month earnings by $.01 per share due to financing costs and write-off of acquisition premiums. They are expected to add to 1998 full year results.

Dover Technologies:

      Dover Technologies had a record quarter primarily due to strength in its sales of printed circuit board assembly and test equipment. Universal, DEK, Soltec, and Everett Charles (acquired in November, 1996) each had strong gains and combined to produce profits of over $45 million on sales of almost $240 million. The special electronic components businesses also achieved strong earnings growth with three of the four companies involved in these markets ahead sharply. The overall earnings gain for these four businesses was almost 30% - to more than $10 million on sales of about $70 million. Filters, tuners, and timing devices for communications applications are experiencing strong growth. Imaje, the world's number two producer of continuous-ink-jet printing machines and supplies, had flat earnings, compared to last year, of $15 million on sales of about $45 million. Imaje's results, expressed in its own currency (French Francs), were up over 20% from last year's third quarter. The three earnings figures mentioned above do not add to the reported segment total of $64 million due to rounding and to $9 million of acquisition premium write-offs and subsidiary expenses. Backlog for the Technologies companies is 8% below the level at the start of the third quarter, with Universal down 20%. Consequently, Technology segment earnings in the fourth quarter, while well ahead of prior year, are not expected to match those of the third quarter.

Dover Industries:

      Dover Industries achieved its best quarterly earnings results since the 1996 first quarter with a 24% year-over-year gain to $33.5 million. Sales were up 6% to a record level. Subsidiary expenses and acquisition premium write-offs at DII in the third quarter totaled $4 million, indicating an average operating margin for its 11 companies of 17%. Total orders for DII exceeded third quarter shipments by 1%, last year's third quarter by 11%, and were slightly above the 1997 first half-average. Ten companies achieved earnings increases over last year with particularly strong gains at Texas Hydraulics, Heil Tank Trailer, Randell, and Groen. In last year's fourth quarter both Heil Refuse and Groen reported losses totaling $2.7 million. In the most recent quarter they earned $5.7 million. Consequently, while Industries' year-to-date profits are only 1% ahead of 1996, very favorable comparisons are expected in the final quarter of the year.

Dover Diversified:

      Dover Diversified profits trailed prior year by $4.2 million (15%). As in the previous four quarters, the source of the decline was the changed market circumstances at its Belvac company which earned $8.7 million less than in the third quarter of 1996. This more than offset very strong gains achieved by Hill, Tranter, Mark Andy, and Waukesha which propelled Diversified's eight other companies (excluding Belvac) to a profit gain of more than 20%. The average margin of all nine companies (before subsidiary expenses and acquisition premium write-offs) was 15%, with Belvac above average and Hill (the largest company measured by sales) still below its near-term goal of 10%. The new order picture at Diversified in total, and Belvac in particular, was very positive. DDI orders were up 39% over last year and 26% above third quarter shipments, with five companies up over 20% from prior year. Belvac orders were 2.8 times third quarter shipments and at their highest level since their market "boom" ended in mid-1995. This gives Belvac a chance of achieving favorable earnings comparisons beginning in the fourth quarter and continuing into 1998. Dover Diversified enters the fourth quarter of 1997 with backlog 21% higher than at this time last year. Very favorable earnings comparison are expected in the final quarter of 1997, but perhaps not to the level needed for Diversified to achieve an "up" year.

Dover Resources:

      Profits at Dover Resources gained 15% on a 14% sales increase to reach a record level of $29.4 million. The earnings of its seventeen companies provided a margin on sales of almost 18% (before subsidiary expenses and acquisition premium write-offs). Bookings trailed shipments by 4%, but were 14% ahead of prior year. About 1/3 of the gain over last year was due to acquisitions made in the past 12 months. Very strong earnings gains were achieved by the three oil-field equipment companies (up 26%), by OPW Fueling Components (also up 26%), and by Cook, De-Sta-Co Industries, Civacon, PetroVend, and Duncan - all of which achieved gains of 30% or more. Markets for De-Sta-Co Manufacturing (auto and refrigeration compressor valves), Ronningen-Petter (filtration systems) and Wittemann (CO(2) recovery systems) remained soft and profits of these companies declined by almost $3 million. Dover Resources begins the fourth quarter with a backlog 7% less than at the start of the third quarter. Resources is hopeful that its fourth quarter will also show a year-over-year earnings improvement but a new record quarterly level appears unlikely.

Dover Elevator:

      Dover Elevator again earned more than $25 million in a single quarter with a 3% gain in earnings on a 2% sales increase. The gains from on-going operations were even higher, Elevator's European operations were included in last year's third quarter results, but not this year's because these operations were sold effective at June 30. North American sales rose 9% from last year and earnings by a higher percentage. Orders for new elevators improved 25%, with gains in both North America and Asia, pushing manufacturing and construction backlog up more than 20% from a year ago. The hydraulic elevator market continues to be strong and should set new volume records this year for the industry and for Dover. Following the sale of the European companies, service and repair activities now provide more than half of DEI's profits on less than half of revenues. Several initiatives are under way in North America to stimulate after-market growth by providing new and improved services to elevator operators. Dover Elevator is continuing to relocate work from its Horn Lake, Mississippi manufacturing facility to two other plants that are being expanded, and plans to close the Horn Lake plant in 1998. Fourth quarter profits should continue strong.

Outlook:

      Dover expects to achieve record earnings in 1997, up more than 10% from $3.01 last year - excluding gains from the sale of three businesses that added $.44 per share to 1996 earnings and $.23 to 1997, as well as any special charges or gains that might arise in this year's fourth quarter. The Company believes its outlook for 1998 is quite positive.

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

                                                DOVER CORPORATION



Date: October 23, 1997                           /s/ John F. McNiff
      -----------------                         --------------------------------
                                                John F. McNiff, Vice President
                                                and Treasurer



Date: October 23, 1997                           /s/ Alfred Suesser
      -----------------                         --------------------------------
                                                Alfred Suesser, Controller and
                                                Assistant Treasurer