Form 10-K
period 1997-12-31
DOVER CORP
filed 1998-03-30
CIK 29905

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

|X| Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 1997

                                       OR

|_| Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _________________ to _________________.

                           Commission File No. 1-4018

                                DOVER CORPORATION
             (Exact name of Registrant as specified in its charter)

         Delaware                                      53-0257888
(State or other jurisdiction of         (I.R.S. Employer Identification No.)
Incorporation or organization)

   280 Park Avenue, New York, NY                          10017
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

           Title of class
           --------------

None


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past ninety days. Yes |X|   No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of the close of business February 27, 1998 was $8,096,264,234. Registrant's closing price as reported on the New York Stock Exchange-Composite Transactions for February 27, 1998 was $38.625 per share.

The number of outstanding shares of the Registrant's common stock as of February 27, 1998 was 222,891,535.

DOCUMENTS INCORPORATED BY REFERENCE

Parts I,II, and IV -  Certain portions of the Annual Report to Stockholders for
                      Fiscal Year Ended December 31, 1997 (the "1997 Annual Report").

Parts II, and III -   Certain portions of the Proxy Statement for Annual Meeting to be held on April 28, 1998 (the "1998 Proxy Statement").

Forward Looking Statements

            This Prospectus and the documents that are incorporated by reference, particularly sections of any Annual Report to Stockholders under the headings "Outlook" or "Management's Discussion and Analysis", contain forward-looking statements within the meaning of the Securities Act and the Exchange Act. Such statements relate to, among other things, industries in which the Company operates, the U.S. economy, earnings, cash flow and operating improvements and are indicated by words or phrases such as "anticipates," "supports," "plans," "projects," "expects," "should," "hope," "forecast," "Dover believes," "management is of the opinion" and similar words or phrases. Such statements may also be made by management orally. Forward-looking statements are subject to inherent uncertainties and risks, including among others: increasing price and product/service competition by foreign and domestic competitors, including new entrants; technological developments and changes; the ability to continue to introduce competitive new products and services on a timely, cost effective basis; the mix of products/services; the achievement of lower costs and expenses; domestic and foreign governmental and public policy changes including environmental regulations; protection and validity of patent and other intellectual property rights; the continued success of the Company's acquisition program; the cyclical nature of the Company's business; and the outcome of pending and future litigation and governmental proceedings. In addition, such statements could be affected by general industry and market conditions and growth rates, and general domestic and international economic conditions including interest rate and currency exchange rate fluctuations. In light of these risks and uncertainties, actual events and results may vary significantly from those included in or contemplated or implied by such statements. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

                                    PART I

Item 1. BUSINESS

General

            Dover Corporation ("Dover" or the "Company"), originally incorporated in 1947 in the State of Delaware, is a diversified industrial manufacturing corporation encompassing over 46 operating companies which manufacture a broad range of specialized industrial products and sophisticated manufacturing equipment.

            The Company's businesses are divided into five business segments. Dover Diversified builds assembly and production machines, heat transfer equipment, and specialized compressors, as well as sophisticated products and food refrigeration and display cases, as well as products for use in the defense, aerospace and other industries. Dover Elevator manufactures, installs and services elevators primarily in North America. Dover Industries makes products for use in the waste handling, bulk transport, automotive service, commercial food service and machine tool industries. Dover Resources manufactures products primarily for the automotive, fluid handling, petroleum and chemical industries. Dover Technologies builds sophisticated automated assembly equipment for the electronics industry, industrial printers for coding and marking and, specialized electronic components.

            The Company emphasizes growth and strong internal cash flow. It has a long-standing and successful acquisition program pursuant to which, from January 1, 1993 through December 31, 1997, the Company made 60 acquisitions at a total acquisition cost of $1.375 billion. For more detail regarding acquisitions over the past several years, see page 4 of the 1997 Annual Report as well as
Note 2 to the Consolidated Financial Statements on pages 27-28 of the 1997 Annual Report, which are hereby incorporated by reference. These acquisitions have had a substantial impact on the Company's increase in sales and earnings since 1993. The Company's acquisition program traditionally focused on acquiring new or stand-alone businesses. However, since 1993, increased emphasis has been placed on acquiring businesses which can be added on to existing operations. In 1997, the Company completed 2 stand-alone and 15 add-on acquisitions at a total cost of about $261 million. The Company aims to be in businesses marked by growth, innovation and higher than average profit margins. It seeks to have each of its businesses be a leader in its market as measured by market share, innovation, profitability and return on assets.

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

            Dover Diversified manufactures equipment and components for industrial, commercial, and defense applications. The largest operations are Belvac, acquired in 1993 (can-making machinery), Tranter (process industry heat exchangers), A-C Compressor, acquired in 1992, and expanded in 1997 with the acquisitions of Preco and Conmec (process industry compressors), and Hill Phoenix, acquired in 1993-94 (refrigeration cases and systems for supermarkets). Other Dover Diversified businesses produce such products as fluid film and self-lubricating bearings, metal and fabric expansion joints, submarine and aircraft hydraulic controls, remote manipulators and industrial cleaning equipment.

            Dover Elevator is the nation's largest manufacturer and installer, and one of the largest servicers, of elevators for low- and mid-rise buildings. Dover Elevator also participates in the high-rise market for new equipment and service. Dover Elevator also sells and services elevators in foreign markets, principally in Canada and Asia. Somewhat less than half of Dover Elevator's sales and almost all of its profits are generated by the service business. In 1997, Dover Elevator sold its German and U. K. operations for a gain of $32 million, based upon its analysis that they did not represent a sufficiently strong base for developing a meaningful position in Europe.

            Dover Industries manufactures a diverse mix of equipment and components for use in the waste handling, bulk transport, automotive service, commercial food service, machine tool and other industries. The largest operations are Heil, acquired in 1993 (trailerized tanks and refuse collecting vehicles), Tipper Tie (clip closures for food packaging), Marathon, (solid waste compaction, transporting and recycling equipment), Rotary Lift (automotive lifts), DovaTech (welding, cutting and laser equipment and supplies) and Groen (food service equipment). Other Dover Industries operations produce auto collision measuring and repair systems, commercial refrigeration, welding torches, plasma cutting products and screw machines.

            Dover Resources manufactures components and equipment primarily for the automotive, fluid handling, petroleum and chemical industries. Its largest businesses are De-Sta-Co (compressor valves and workholding devices), OPW Fueling Components (gasoline nozzles and related service station equipment), and Blackmer (rotary vein and progressive cavity pumps and gas compressors). In late 1996, Dover Resources acquired Tulsa Winch, a producer of winches and speed reducers and in 1997 Hydro Systems (cleaning chemical dispensing equipment). Also in 1996, Wittemann, part of Dover Resources, made an "add-on" acquisition of Realcold, a manufacturer of merchant CO2 and refrigeration systems. Other Dover Resources companies produce liquid monitoring, filtration and control systems, oil and gas production equipment, and other valve, instrumentation and control systems and products. During 1997, two Dover Resources Companies made three "add-on" acquisitions. Blackmer acquired Mouvex, a leading French producer of positive displacement pumps and De-Sta-Co Industries made two smaller acquisitions of producers of automation devices.

            Dover Technologies sells assembly equipment, screen printers, and soldering machines for the printed circuit board industry, as well as components for communications (including wireless) and military applications. The most significant business in this segment is Universal Instruments which, in 1997, accounted for almost half of Technologies' sales. In 1997 Universal Instruments' sales were the highest in its history and operating profit rebounded from 1996 and nearly equaled 1995's record results. Universal Instruments is the world's largest producer of thru-hole printed circuit board assembly equipment, as well as a significant manufacturer of surface mount printed circuit board assembly equipment. During 1996, Dover Technologies sold Measurement Systems, Inc., a manufacturer of manual positioning controls. In the third quarter of 1996, Quadrant, which is part of Dover Technologies, acquired KVG, a manufacturer of high frequency crystals and oscillators. In November 1996, Dover Technologies acquired Everett Charles Technologies, based in Pomona, California. Everett Charles is the leading producer of machines for the testing of circuitry on printed circuit boards before the boards are populated with components. In addition, it is the leader in design and manufacture of text fixtures for populated boards and the largest producer of spring-loaded test probes, which are used in both bare-board and populated-board testing. Late in 1997, Soltec acquired Vitronics, a U.S. based manufacturer of reflow soldering ovens.

            Dover sells its products and services both directly and through various distributors, sales and commission agents and manufacturers representatives, in all cases consistent generally with the custom of the industry and market being served. For more information on these segments and their products, sales, markets served, earnings before tax and total assets for the six years ended December 31, 1997, see pages 8-22 and 33-34 of the 1997 Annual Report, which are hereby incorporated by reference.

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

Research and Development

            Dover's operating companies are encouraged to develop new products as well as upgrade and improve existing products to satisfy customer needs, expand sales opportunities, improve product reliability and reduce production costs. During 1997, approximately $114.4 million was spent on research and development, compared with $98.9 million and $94.4 million in 1996 and 1995, respectively.

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

            Many of the Company's products are sold under various registered and unregistered trademarks and tradenames owned or licensed by the Company. Among the most significant are: A-C Compressor, Blackmer, De-Sta-Co, Davenport, DEK, Dover, Duncan, Everett Charles, Groen, Heil, Imaje, Marathon, Norris, OPW, Rotary Lift, Sargent, SWEP, Tipper Tie, Tranter and Universal.

Seasonality

            Dover's operations are generally not seasonal, although performance tends to be stronger in the second and fourth quarters of the year.

Customers

            Dover's businesses serve thousands of customers, no one of which accounted for more than 10% of sales in 1997. Within each of the five segments, no customer accounted for more than 10% of segment sales in 1997.

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

            Total Company backlog as of December 31, 1997 and 1996 was $1,103 million and $871 million, respectively.

Competition

            Dover's competitive environment is complex because of the wide diversity of products manufactured and markets served. In general, Dover companies are market leaders which compete with only a few companies where the key competitive factors are customer service, product quality and innovation. In addition, since most of Dover's manufacturing operations are in the United States, Dover usually is a more significant competitor domestically than in foreign markets.

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

            Within the other three segments, competition is primarily domestic, although an increasing number of Dover subsidiaries see more international competitors and several serve markets which are predominantly international, particularly A-C Compressor, Alberta Oil Tool, Belvac, Civacon, CRL, De-Sta-Co, Duncan, Norris, OPW Fueling Components, Ronningen-Petter, Tipper Tie Technopak, Tranter and Wittemann.

International

            For foreign sales and assets, see Note 15 to the Consolidated Financial Statements on page 32 of the 1997 Annual Report, which is incorporated herein by reference. Export sales of domestic operations were $896 million in 1997, $825.9 million in 1996, and $780.3 million in 1995.

            Although international operations are subject to certain risks, such as price and exchange rate fluctuations and foreign governmental restrictions, Dover intends to increase its expansion into foreign markets as domestic markets mature.

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

Employees

            The Company had about 28,800 employees as of December 31, 1997.

Item 2. PROPERTIES

The number, type, location and size of the Company's properties are shown on the following charts, by segment.

                                                           Square Footage
                       Number and Nature of Facilities         (000's)
                      --------------------------------------------------------
                                   Ware-      Sales/
Segment                  Mfg.      house     Service      Owned      Leased
-------                  ----      -----     -------      -----      ------
Diversified              28           6         44        2,186       480
Elevator                  5          40        200          312     2,015
Industries               36           8         27        3,089       355
Resources                60          14         35        2,541       473
Technologies             46          14        104        1,113     1,059

                                  Locations               Leased   Facilities
                      --------------------------------  ----------------------
                         North                          Expiration Dates (years)
                       American    Europe     Other      Minimum    Maximum
                       --------    ------     -----      -------    -------
Diversified               43         21          4           1         16
Elevator                 193          7         19           1         61
Industries                57          9         --           1          9
Resources                 80         16          3           1         16
Technologies              55         55         47           1         20

            The facilities are generally well maintained and suitable for the operations conducted. The productive capacity of its plants is generally adequate for current needs.

Item 3. LEGAL PROCEEDINGS

            Dover is party to a number of legal proceedings arising out of the normal course of its businesses. In general, most claims arise in connection with activities of its Elevator segment operations and certain of its other businesses which make products used by the public. Dover has also been involved with an examination by the Internal Revenue Service (the "IRS") of the Company's 1990 and 1991 Federal income tax returns. The IRS completed its examination of such returns in 1994 and has proposed additional taxes aggregating $36.2 million plus interest. During 1996, the IRS completed its examination of the Company's 1992 and 1993 Federal income tax returns and has proposed additional taxes and penalties aggregating $18.6 million plus interest. The Company is vigorously contesting both actions. The IRS is currently examining the Company's 1994 and 1995 Federal income tax returns. In addition, matters have arisen under various environmental laws, as well as under local regulatory compliance agencies. For a further description of such matters, see Note 12 to the Consolidated Financial Statements on page 31 of the 1997 Annual Report, which is incorporated herein by reference.

            Based on insurance availability, established reserves and periodic reviews of those matters, management is of the opinion that the ultimate resolution of current pending claims and known contingencies should not have a material adverse effect on Dover's financial position, results of operations or cash flows, taken as a whole.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

           All officers are elected annually at the first meeting of the Board of Directors following the annual meeting of stockholders and are subject to removal at any time by the Board of Directors. The executive officers of Dover as of March 20, 1998, and their positions with the Company (and, where relevant, prior business experience) for the past five years are as follows:

Name                    Age         Positions Held and Prior Business Experience
----                    ---         --------------------------------------------
Gary  L. Roubos         61          Chairman (since August 1989) and Director;
                                    previously President (through May 1993) and
                                    Chief Executive Officer (through May 1994).

Thomas L. Reece         55          Chief Executive Officer (since May 1994),
                                    President and Director (since May 1993);
                                    previously President of Dover Resources,
                                    Inc.

John F. McNiff          55          Vice President-Finance, Treasurer and (since
                                    May 1996) Director.

Robert G. Kuhbach       50          Vice President, General Counsel and
                                    Secretary (since May 1993); prior thereto
                                    Senior Vice President (later Executive Vice
                                    President and a Director), Secretary and
                                    General Counsel (through February 1992) of
                                    Sudbury, Inc., (industrial products).

Robert A. Tyre          53          Vice President-Corporate Development (since
                                    February 1995); prior thereto President, Rye
                                    Transaction Consultants, Inc. (acquisition
                                    consultants), from February 1993 to January
                                    1995; prior thereto for more than five
                                    years, Vice President, Booz oAllen &
                                    Hamilton, Inc. (management consultants).

Alfred Suesser          65          Controller.

Lewis E. Burns          59          Vice President and President of Dover
                                    Industries, Inc.

Nigel P. Davis          47          Vice President (since May 1996) and
                                    President of Dover Elevator International,
                                    Inc. (since October 1995); prior thereto for
                                    more than five years, Managing Director,
                                    Hammond & Champness, Ltd., subsidiary of
                                    Dover Elevator International, Inc.

Rudolf J. Herrmann      47          Vice President (since November 1993) and
                                    President of Dover Resources, Inc. (since
                                    May 1993); prior thereto, President of
                                    Rotary Lift division of Dover Industries,
                                    Inc.

John E. Pomeroy         56          Vice President (since November 1993) and
                                    President of Dover Technology International,
                                    Inc.

Jerry W. Yochum         59          Vice President, and President of Dover
                                    Diversified, Inc.

                                     PART II

Item 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

           The principal market in which the Company's Common Stock is traded is the New York Stock Exchange. Information on the high and low sales prices of such stock, and the frequency and the amount of dividends paid during the last two years, is set forth on Page 35 of the 1997 Annual Report and incorporated herein by reference. On December 15, 1997, Registrant effected a 2 for 1 stock split in the form of a stock dividend payable to holders of record on November 28, 1997.

           The number of holders of record of the Registrants' Common Stock as of February 27, 1998, as shown by the records of the Registrants' transfer agent was 13,040. This figure includes participants in the Registrants' 401 (k) program.

           On December 16, 1997, pursuant to the 1996 Non-Employee Directors' Stock Compensation Plan, the company issued 1,400 shares of its Common Stock to each of its seven outside directors as compensation for serving as a director of the Company during 1997.

Item 6. SELECTED FINANCIAL DATA

           The information for the years 1987 through 1997 is set forth in the table "11-Year Consolidated Summary of Selected Financial Data" in the 1997 Annual Report on pages 36 and 37 and is incorporated herein by reference.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

           The information set forth in the 1997 Annual Report on pages 8-21 and 33-34 is incorporated herein by reference.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

           INTEREST RATES

           The Company's exposure to market risk for changes in interest rates relates primarily to the fair value of long-term fixed interest rate debt, commercial paper borrowings and investments in cash equivalents. Generally, the fair market value of fixed-interest rate debt will increase as interest rates fall and decrease as interest rates rise. A 65 basis point increase in interest rates (10% of the Company's long-term debt interest rate) would have an immaterial effect on the fair value of the Company's long-term debt. Commercial paper borrowings under revolving credit facilities are at variable interest rates, and have maturities of three months or less. A 55 basis point increase in the interest rates (10% of the Company's weighted average commercial paper interest rate) on commercial paper borrowings would have an immaterial impact on the Company's pre-tax earnings. All highly liquid investments, including highly liquid debt instruments purchased with an original maturity of thee months or less are considered cash equivalents. The Company places its investments in cash equivalents with high credit quality issuers and limits the amount of exposure to any one issuer. A 54 basis point decrease in interest rates (10% of the Company's weighted average interest rate) would have an immaterial impact on the Company's pretax earnings. The Company does not enter into derivative financial or derivative commodity instruments for trading or speculative purposes.

           FOREIGN EXCHANGE

           The Company conducts business in various foreign currencies, primarily in Canada, Europe, Australia, Japan and other Asian countries. Therefore, changes in the value of the currencies of these countries affect the Company's financial position and cash flows when translated into U.S. Dollars. As of December 31, 1997 the Company had not established a foreign currency hedging program. The Company has mitigated and will continue to mitigate, a portion of its currency exposure through decentralized operating companies in which all costs are local-currency based. A 10% change in the value of all foreign currencies would have an immaterial effect on the Company's financial position and cash flows.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

           The information set forth in the 1997 Annual Report on pages 22 through 32 is incorporated herein by reference.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

           Not Applicable

                                    PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

           The information with respect to the directors of the Company required to be included pursuant to this Item 10 is included under the caption "1. Election of Directors" in the 1998 Proxy Statement relating to the 1998 Annual Meeting of Stockholders filed with the Securities and Exchange Commission (the "Commission") pursuant to Rule 14a-6 under the Securities Exchange Act of 1934, as amended, and is incorporated in this Item 10 by reference. The information with respect to the executive officers of the Company required to be included pursuant to this Item 10 is included under the caption "Executive Officers of the Registrant" in Part I of this Annual Report on Form 10-K and is incorporated in this Item 10 by reference. The information with respect to Section 16(a) reporting compliance required to be included in this Item 10 is included under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the 1998 Proxy Statement and is incorporated in this Item 10 by reference.

Item 11. EXECUTIVE COMPENSATION

           The information with respect to executive compensation required to be included pursuant to this Item 11 is included under the caption "Executive Compensation" in the 1998 Proxy Statement and is incorporated in this Item 11 by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

           The information regarding security ownership of certain beneficial owners and management that is required to be included pursuant to this Item 12 is included under the captions "General" and "Security Ownership" in the 1998 Proxy Statement and is incorporated in this Item 12 by reference.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

           The information with respect to any reportable transaction, business relationship or indebtedness between the Company and the beneficial owners of more than 5% of the Common Stock, the directors or nominees for director of the Company, the executive officers of the Company or the members of the immediate families of such individuals that is required to be included pursuant to this
Item 13 is included under the caption "1. Election of Directors-Directors' Compensation" in the 1998 Proxy Statement and is incorporated in this Item 13 by reference.

                                     PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

      (a)  (1)   Financial Statements

            The following consolidated financial statements of Dover Corporation and its subsidiaries are set forth in the 1997 Annual Report, which financial statements are incorporated herein by reference:

           (A)   Report of Independent Accountants.

           (B)   Consolidated balance sheets as of December 31, 1997 and 1996.

           (C) Consolidated statements of earnings for the years ended December 31, 1997, 1996 and 1995.

           (D) Consolidated statements of retained earnings for the years ended December 31, 1997, 1996 and 1995.

           (E) Consolidated statements of cash flows for the years ended December 31, 1997, 1996 and 1995.

           (F)   Notes to consolidated financial statements.

           (2)   Financial Statement Schedule

            The following financial statement schedule is attached to Part IV of this report on form 10-K:

            Schedule II -- Valuation and Qualifying Accounts

            Report of Independent Accountants.

           All other schedules are not required and have been omitted.

           (3) See (c) below.

      (b) No reports on Form 8-K were filed during the fourth quarter of the fiscal year ended December 31, 1997.

      (c)  Exhibits:

            (3)(i) Restated Certificate of Incorporation of the Company and Amendments thereto filed as Exhibit 3(a) to Annual Report on Form 10-K for year ended December 31, 1989, and Amendment thereto, filed as Exhibit 3(i) to Form 10-Q for quarter ended September 30, 1996 is incorporated by reference.

            (3)(ii) By-Laws of the Company filed as Exhibit 3(ii) to Quarterly Report on Form 10-Q for Period Ended September 30, 1993, are incorporated by reference.

            (4)(a) Amended and Restated Rights Agreement, dated as of November 15, 1996, between Dover Corporation and Harris Trust Company of New York, filed as Exhibit 1 to Form 8-A/A dated November 15, 1996, is incorporated by reference.

            (4)(b) The Company agrees to furnish to the Commission, upon request, a copy of any instrument with respect to long-term debt under which the total amount of securities authorized does not exceed 10 percent of the total consolidated assets of the Company.

            (10)(a) 1984 Incentive Stock Option and Cash Performance Program, filed as Exhibit 10(a) to Annual Report on Form 10-K for year ended December 31, 1984, is incorporated by reference.*

            (b) Employee Savings and Investment Plan, filed as Exhibit 99 to Registration Statement on Form S-8 filed under Securities Act of 1933 (Reg. No. 33-01419), is incorporated by reference.*

            (c) 1995 Incentive Stock Option and 1995 Cash Performance Program, included as Exhibit A to the Proxy Statement dated March 15, 1995, is incorporated by reference.*

            (d) 1996 Non-Employee Directors' Stock Compensation Plan included as Exhibit A to the Proxy Statement dated March 15, 1996 is incorporated by reference.

            (e) Executive Officer Annual Incentive Plan included as Exhibit A to the Proxy Statement Dated March 16, 1998 is incorporated by reference.*

            (13) Incorporated portions of Dover's Annual Report to Stockholders for its fiscal year ended December 31, 1997, as filed with the Commission by EDGAR on March 11, 1998, are incorporated by reference.

            (21)  Subsidiaries of Dover.

            (23)  Consent of Coopers & Lybrand L.L.P.

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

                                         DOVER CORPORATION


                                        By:/s/Thomas L. Reece
                                           -------------------------------------
                                           Thomas L. Reece
                                           President and Chief Executive Officer


                                        Date: March 27, 1998

           Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature                        Title                        Date
---------                        -----                        ----

/s/Thomas L. Reece
----------------------
Thomas L. Reece         President and Chief Executive
                        Officer and Director
                        (Principal Executive Officer)      March 27, 1998


/s/John F. McNiff
----------------------
John F. McNiff          Treasurer and Director
                        (Principal Financial Officer)      March 27, 1998


/s/Alfred Suesser
----------------------
Alfred Suesser          Controller                         March 27, 1998
                        (Principal Accounting Officer)

/s/Gary L. Roubos
----------------------
Gary L. Roubos          Chairman and Director*             March 27, 1998


/s/David H. Benson
----------------------
David H. Benson         Director*                          March 27, 1998


/s/Magalen O. Bryant
----------------------
Magalen O. Bryant       Director*                          March 27, 1998


/s/Jean-Pierre M. Ergas
----------------------
Jean-Pierre M. Ergas    Director*                          March 27, 1998

/s/Roderick J. Fleming
----------------------
Roderick J. Fleming     Director*                          March 27, 1998


/s/John F. Fort
----------------------
John F. Fort            Director*                          March 27, 1998


/s/James L. Koley
----------------------
James L. Koley          Director*                          March 27, 1998


/s/Anthony J. Ormsby
----------------------
Anthony J. Ormsby       Director*                          March 27, 1998



*  By: /s/Robert G, Kuhbach
      -------------------------
      Robert G. Kuhbach
      Attorney-in-Fact

                                EXHIBIT INDEX


(3) (i) Restated Certificate of Incorporation of the Company and Amendments thereto, filed as Exhibit 3(a) to Annual Report on Form 10-K for year ended December 31, 1989, and Amendment thereto, filed as
          Exhibit 3(a) to Form 10-Q for quarter ended September 30, 1996 is incorporated by reference.

          (ii) By-Laws of the Company filed as Exhibit 3(ii) to Quarterly Report on Form 10-Q for Period Ended September 30, 1993, are incorporated by reference.

(4) (a) Amended and Restated Rights Agreement, dated as of November 15, 1996, between Dover Corporation and Harris Trust Company of New York, filed as Exhibit 1 to Form 8-A/A dated November 15, 1996, is incorporated by reference.

(10)      (a) 1984 Incentive Stock Option and Cash Performance Program, filed as
          Exhibit 10(a) to Annual Report on Form 10-K for year ended December 31, 1984, is incorporated by reference.

          (b) Employee Savings and Investment Plan, filed as Exhibit 99 to Registration Statement on Form S-8 filed under Securities Act of 1933 (Reg. No.33-01419), is incorporated by reference.

          (c) 1995 Incentive Stock Option and 1995 Cash Performance Program, included as Exhibit A to the Proxy Statement dated March 15, 1995, is incorporated by reference.

          (d) 1996 Non-Employee Directors' Stock Compensation Plan, included as Exhibit A to the Proxy Statement, dated March 15, 1996 is incorporated by reference.

          (e) Executive Officer Annual Incentive Plan included as Exhibit A to the Proxy Statement dated March 16, 1998, is incorporated by reference.

(13) Incorporated portions of Dover's Annual Report to Stockholders for its fiscal year ended December 31, 1997, as filed with the Commission by EDGAR on March 11, 1998, are incorporated by reference.

(21)      Subsidiaries of Dover.

(23)      Consent of Coopers & Lybrand L.L.P.

(24)      Form of Power of Attorney.

(27)      Financial Data Schedule (in EDGAR filing only).

                                                              SCHEDULE II

DOVER CORPORATION AND SUBSIDIARIES

Valuation and Qualifying Accounts

Years Ended December 31, 1997, 1996, 1995

                                                   Additions
                                     Balance at    Charged to              Balance at
                                     Beginning of  Cost and    Deductions  Close of
                                     Year          Expense     (1)         Year
                                     ------------  ----------  ----------  ----------
                                                   (000's omitted)
Year Ended December 31, 1997
     Allowance for Doubtful Accounts  $24,821      $10,167      $7,831     $27,157

Year Ended December 31, 1996
     Allowance for Doubtful Accounts  $22,325       $9,491      $6,995     $24,821

Year Ended December 31, 1995
     Allowance for Doubtful Accounts  $14,326       $9,616      $1,617     $22,325

Notes:

(1) Represents uncollectible accounts written off and reduction of prior years' over-provision less recoveries of accounts previously written off, net of $492, $921 and $3,260 related to acquisitions and divestitures in 1997, 1996 and 1995, respectively.

                                                   Charged
                                     Balance at    (Credited)     Acquired by      Balance at
                                     Beginning of  to Cost and    Acquisition or   Close of
                                     Year          Expense        Merger           Year
                                     ------------  -----------   ----------        ----------
                                                      (000's omitted)
Year Ended December 31, 1997
     Lifo Reserve                     $45,781        $617          $ --             $46,398

Year Ended December 31, 1996
     Lifo Reserve                     $45,815        $(34)         $ --             $45,781

Year Ended December 31, 1995
     Lifo Reserve                     $41,304      $4,511          $ --             $45,815

REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders of Dover Corporation:


Our report on our audits of the consolidated financial statements of Dover Corporation and subsidiaries has been incorporated by reference in this Form 10-K from the 1997 Annual Report of Dover Corporation and appears on page 32 therein. In connection with our audits of such financial statements, we have also audited the related financial statement schedule as listed in the index under Item 14 (a) of this Form 10-K.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.


                                    Coopers & Lybrand L.L.P.

New York, New York
February 6, 1998