Form 10-Q
period 1998-03-31
DOVER CORP
filed 1998-04-29
CIK 29905

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

               Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

For three months ended March 31, 1998                 Commission File No. 1-4018
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

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes X No


The number of shares outstanding of the Registrant's common stock as of the close of the period covered by this report was 222,987,323.

                         Part. I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                       DOVER CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENT OF EARNINGS
                          Three Months Ended March 31,
                                  (000 omitted)

                                                           UNAUDITED
                                                    1998              1997
                                                 ------------      -----------
Net sales                                        $1,148,584        $1,008,781
Cost of sales                                       752,450           670,914
                                                 ------------      -----------
   Gross profit                                     396,134           337,867
Selling & administrative expenses                   253,408           222,516
                                                 ------------      -----------
   Operating profit                                 142,726           115,351
                                                 ------------      -----------
Other deductions (income):
   Interest expense                                  11,926            10,987
   Interest income                                   (5,314)           (4,056)
   Foreign exchange                                   1,499            (6,077)
   All other, net                                    (1,756)           (6,139)
                                                 ------------      -----------
      Total                                           6,355            (5,285)
                                                 ------------      -----------
Earnings before taxes on earnings                   136,371           120,636
   Federal & other taxes on earnings                 46,376            42,136
                                                 ------------      -----------
Net earnings                                     $   89,995        $   78,500
                                                 ============      ===========
Net earnings per common share
     - Basic                                          $0.40             $0.35
                                                 ============      ===========
     - Diluted                                        $0.40             $0.35
                                                 ============      ===========
Weighted average number of common shares
   outstanding during the period
     - Basic                                        222,775           225,128
                                                 ============      ===========
     - Diluted                                      224,822           227,082
                                                 ============      ===========


                CONSOLIDATED STATEMENT OF COMPREHENSIVE EARNINGS
                          Three Months Ended March 31,
                                  (000 omitted)

                                                            UNAUDITED
                                                      1998              1997
                                                  ------------      -----------
Net earnings                                      $   89,995        $   78,500
                                                  ------------      -----------
Other comprehensive earnings, net of tax:
  Foreign currency translation adjustments            (1,344)          (20,127)
  Unrealized gains (losses) on securities:
   Unrealized holding (losses) gains arising
   during period                                      (3,312)           (1,535)
   Less: reclassification adjustment for gains
    included in net earnings                               6                 2
                                                  ------------      -----------
  Total unrealized gains (losses) on securities
   (tax 1,305 in 1998)                                (3,318)           (1,537)
                                                  ------------      -----------
Other comprehensive earnings                          (4,662)          (21,664)
                                                  ------------      -----------
Comprehensive earnings                            $   85,333        $   56,836
                                                  ============      ===========

                       DOVER CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED STATEMENT OF RETAINED EARNINGS
                          Three Months Ended March 31,
                                  (000 omitted)

                                                           UNAUDITED
                                                     1998              1997
                                                 ------------      -----------
Retained earnings at January 1                   $  1,703,335      $ 1,470,009
Net earnings                                           89,995           78,500
                                                 ------------      -----------
                                                    1,793,330        1,548,509
Deduct:
   Common stock cash dividends
   $ 0.095 per share ($0.085 in 1997)                  21,175           19,161
                                                 ============      ===========

Retained earnings at end of period               $  1,772,155      $ 1,529,348
                                                 ============      ===========

                       DOVER CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                  (000 omitted)

                                                     UNAUDITED
                                                     March 31,      December 31,
                                                       1998             1997
                                                    -----------     -----------
  Assets:
Current assets:
  Cash & cash equivalents                           $   106,282         124,780
  Marketable securities                                  24,267          21,929
  Receivables, net of allowance for doubtful
   accounts                                             804,726         818,293
  Inventories                                           610,016         562,830
  Prepaid expenses                                       65,293          63,513
                                                    -----------     -----------
   Total current assets                               1,610,584       1,591,345
                                                    -----------     -----------
Property, plant & equipment (at cost)                 1,311,111       1,262,288
Accumulated depreciation                               (724,410)       (691,709)
                                                    -----------     -----------
  Net property, plant & equipment                       586,701         570,579
                                                    -----------     -----------
Intangible assets, net of amortization                1,151,726       1,068,310
Other intangible assets                                  10,368          10,368
Deferred charges & other assets                          38,815          36,922
                                                    ===========     ===========
                                                    $ 3,398,194     $ 3,277,524
                                                    ===========     ===========

  Liabilities:
Current liabilities:
  Notes payable                                     $   508,530     $   435,920
  Current maturities of long-term debt                      960             897
  Accounts payable                                      223,825         226,936
  Accrued compensation & employee benefits              118,249         158,815
  Accrued insurance                                     114,547         107,818
  Other accrued expenses                                237,108         241,581
  Income taxes                                           45,096          24,606
                                                    -----------     -----------
   Total current liabilities                          1,248,315       1,196,573
                                                    -----------     -----------
Long-term debt                                          261,647         262,630
Deferred taxes                                           44,604          40,458
Deferred compensation                                    69,181          74,279

  Stockholders' equity:
Preferred stock                                              --              --
Common stock                                            234,927         234,507
Additional paid-in surplus                                7,972             658
Cumulative translation adjustments                      (39,239)        (37,895)
Unrealized holding gains (losses)                         2,472           5,790
                                                    -----------     -----------
Accumulated other comprehensive earnings                (36,767)        (32,105)
                                                    -----------     -----------
Retained earnings                                     1,772,155       1,703,336
                                                    -----------     -----------
  Subtotal                                            1,978,287       1,906,396
Less: treasury stock                                    203,840         202,812
                                                    -----------     -----------
                                                      1,774,447       1,703,584
                                                    -----------     -----------
                                                    $ 3,398,194     $ 3,277,524
                                                    ===========     ===========

                       DOVER CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                          Three Months Ended March 31,
                                  (000 omitted)

                                                                UNAUDITED
                                                            1998         1997
                                                         ---------    ---------
Cash flows from operating activities:
  Net earnings                                           $  89,995    $  78,500
                                                         ---------    ---------
  Adjustments to reconcile net earnings to net
   cash provided by operating activities:
   Depreciation                                             28,386       24,331
   Amortization                                             12,604       10,425
   Net increase (decrease) in deferred taxes                 4,066       (9,936)
   Net increase (decrease) in LIFO reserves                    486          276
   Increase (decrease) in deferred compensation             (5,098)      (2,633)
   Other, net                                               (6,105)     (13,605)
   Changes in assets & liabilities (excluding
    acquisitions):
     Decrease (increase) in accounts receivable             20,275        6,928
     Decrease (increase) in inventories,
      excluding LIFO reserve                               (36,228)     (11,394)
     Decrease (increase) in prepaid expenses                (1,425)      (2,044)
     Increase (decrease) in accounts payable                (6,656)      (8,515)
     Increase (decrease) in accrued expenses               (40,939)     (29,256)
                                                         ---------    ---------
     Increase (decrease) in federal & other taxes
      on income                                             24,464       38,305
                                                         ---------    ---------
   Total adjustments                                        (6,170)       2,882
                                                         ---------    ---------
Net cash provided by operating activities                   83,825       81,382
                                                         ---------    ---------

Cash flows from (used in) investing activities:
  Net sale (purchase) of marketable securities              (2,339)        (369)
  Additions to property, plant & equipment                 (33,786)     (27,377)
  Acquisitions, net of cash & cash equivalents            (117,038)     (46,563)
  Purchase of treasury stock                                (1,028)     (32,607)
                                                         ---------    ---------

  Net cash from (used in) investing activities            (154,191)    (106,916)
                                                         ---------    ---------
Cash flows from (used in) financing activities:
  Increase (decrease) in notes payable                      69,943      (44,485)
  Reduction of long-term debt                               (1,062)      (1,522)
  Proceeds from exercise of stock options                    4,161        4,113
  Cash dividends to stockholders                           (21,175)     (19,161)
                                                         ---------    ---------
  Net cash from (used in) financing activities              51,867      (61,055)
                                                         ---------    ---------

Net increase (decrease) in cash & cash equivalents         (18,499)     (86,589)
Cash & cash equivalents at beginning of period             124,781      199,955
                                                         =========    =========
Cash & cash equivalents at end of period                 $ 106,282    $ 113,366
                                                         =========    =========

                                DOVER CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 1998


NOTE A - Basis of Presentation

      The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and changes in financial position in conformity with generally accepted accounting principles. In the opinion of the Company, all adjustments, consisting only of normal recurring items necessary for a fair presentation of the operating results have been made. The results of operations of any interim period are subject to year-end audit adjustments, and are not necessarily indicative of the results of operations for the fiscal year.

NOTE B - Inventory

      Inventories, by components, are summarized as follows :

                                                             (000 omitted)
                                                      -------------------------
                                                       UNAUDITED

                                                       March 31,    December 31,
                                                         1998           1997
                                                      -----------   -----------
      Raw materials                                   $   246,009  $    228,128
      Work in progress                                    209,879       194,638
      Finished goods                                      201,011       186,462
                                                      -----------   -----------
            Total                                         656,899       609,228
      Less LIFO reserve                                    46,883        46,398
                                                      ===========   ===========
      Net amount per balance sheet                    $   610,016   $   562,830
                                                      ===========   ===========


NOTE C - Accumulated other Comprehensive Earnings

      In June 1997, the Financial Accounting Standards Board issued Statement Financial Accounting Standards No. 130, "Reporting Comprehensive Income". This statement is effective for financial statements issued for periods beginning after December 15, 1997, including interim periods. This new statement requires that more detail, on certain balance sheet information (cumulating translation adjustments and unrealized holding gains), be included in two separate disclosures. a) Consolidated statement of comprehensive earnings included with financial statements. b) Accumulated other comprehensive earnings by components reconciled from beginning of period to the end (see below). More information on these items can be found in the 1997 Annual Report footnotes 1. A. and J.

Accumulated other comprehensive earnings, by components are summarized as follows:

                              UNAUDITED    (000 omitted)
                           ----------------------------------------
                            Accumulated
                               Other                     Unrealized
                           Comprehensive   Cumulative     Holding
                              Earnings     Translation     Gains
                              (losses)     Adjustments    (losses)
                           --------------  ------------  ----------
Beginning balance            $ (32,105)     $ (37,895)    $ 5,790
Current-period change           (4,662)        (1,344)     (3,318)
                           --------------  ------------  ----------
Ending balance               $ (36,767)     $ (39,239)    $ 2,472
                           ==============  ========================

NOTE D - Additional Information

      For a more adequate understanding of the Company's financial position operating results, business properties and other matters, reference is made to the Company's Annual Report on Form 10-K which was filed with the Securities and Exchange Commission on March 30, 1998.

      Net earnings as reported was used in computing both basic EPS and diluted EPS without further adjustment. The Company does not have a complex capital structure; accordingly, the entire difference between basic weighted average shares and diluted weighted average shares results from assumed stock option exercise. The diluted EPS computation was made using the treasury stock method.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
            OF OPERATIONS

(1) MATERIAL CHANGES IN CONSOLIDATED FINANCIAL CONDITION:

      The Company's liquidity decreased during the first quarter of 1998 as compared to the position at December 31, 1997. First quarter acquisitions, amounting to $120 million, was the principal reason for this decrease.

      Working capital decreased from $394.8 million at the end of last year to $362.3 million at March 31, 1998.

      At March 31, 1998, net debt (defined as long-term debt plus current maturities on long-term debt plus notes payable less cash and equivalents and marketable securities) of $640.6 million represented 26.5% of total capital. This compares with 24.5% at December 31, 1997.

(2) MATERIAL CHANGES IN RESULTS OF OPERATIONS:

      The Company earned $.40 per share in its first quarter ended March 31, 1998, a 14% increase from $.35 per share earned in last year's first quarter. Both per share figures reflect Dover's 2 for 1 stock split in 1997 and are on a diluted basis. The 1997 earnings included $9.6 million pre-tax, equal to $.03 per share, from non-recurring currency gains and a license sale, (all in the Technologies segment) as reported last year.

      During the first quarter Dover completed five acquisitions, investing $120 million. Dover is involved in active discussion with other companies and hopes to conclude additional acquisitions during 1998. On March 18th, Dover filed a shelf registration with the S.E.C. for $350 million of debt securities. The Company has not announced specific plans for issuance of these securities.

      The largest of the five acquisitions in the first quarter were Quartzdyne (now a part of the Resources segment) and Wiseco (now part of Diversified). Quartzdyne (Salt Lake City, Utah) makes highly specialized quartz pressure transducers whose principal use is in oil/gas drilling. Wiseco (Mentor, Ohio) designs and manufacturers high performance pistons for racing cars, motorcycles, power boats, and other such applications where engine power/efficiency are critical. Three Dover companies...Heil Tank Trailer, Tranter and Dover Elevator -- made small acquisitions to expand their product lines and/or geographical scope. These five acquisitions had no impact on first quarter EPS but should add to earnings later in the year after high, initial, acquisition premium write-offs have been absorbed.

      The gain in Dover's first quarter earnings was driven by strength in the Industries, Resources and Diversified segments. Sales of their almost 40 individual "niche-market" businesses are heavily concentrated in North America and Europe, where strong economies are fueling demand for specialty machinery and precision components. Each of these segments had a profit gain of more than 20% with a combined increase of 28%. Of the 36 individual niche businesses owned last year, 24 showed profit gains with 16 up more than 30%.

Dover Industries:

      In Dover Industries (earnings up 22% on a 14% sales gain), the largest increases were at Heil Tank Trailer, whose largely U.S. market has strengthened significantly during the past 6 months raising backlog to more than double a year ago; and at Heil Environmental, which achieved significant operating margin leverage as shipments improved more than 15%. Bookings and backlog are strong here as well, due to better penetration of the independent waste hauler market and improved spending by large national accounts.

Dover Resources:

      At Dover Resources (earnings up 29% on a 13% sales gain), the largest increase was achieved by OPW Fueling Components, reflecting stronger demand by gasoline retailers for its vapor recovery, environmental, and safety products as well as improved margins. All companies involved in fluid transfer (pumps, valves, loading/unloading equipment and safety devices) had a strong quarter. In oil/gas related areas, the addition of Quartzdyne offset modest declines at Norris, Norriseal, and AOT. Duncan continued to benefit from its technological superiority in electronic parking meters as sales were almost double last year, bookings were strong, and quarterly earnings set a record.

Dover Diversified:

      Diversified's 35% earnings gain on a 31% sales increase reflects both substantial internal earnings growth and above normal sales growth due to acquisitions. Both Tranter and Hill Phoenix had good year-over-year sales growth, which they leveraged into even stronger earnings gains. Other businesses owned in last year's first quarter had mixed results, yielding an overall 21% earnings gain on an 11% sales increase for last year's Q1 companies. The acquisitions of Wiseco, SWF and 4 other "add-on" companies since Q1 of 1997 provided 20 points of the 31% segment sales gain, but added less than $3 million to earnings due to acquisition premium write-offs.

Dover Elevator:

      Dover Elevator contributed a 5% earnings gain on nearly flat sales, reflecting continued improvement in North America and the sale last year of its European operations. Their pretax margin of 11.5% is believed by Dover to be the best of any major elevator company. New elevator bookings in the U.S. and Canada rose 11% from last year with March very strong. Transfer of manufacturing activities from the company's oldest plant to new facilities and the implementation of a new SAP computer system are both proceeding as planned. Elevator continues to expect a record year in 1998.

Dover Technologies:

      Dover Technologies sales increased 15% while its profits either fell 8% or rose 25%, depending on one's view of the $9.6 million of special gains included last year's results. The sales gain was driven by Everett Charles' internal growth and add-on acquisitions, by Soltec's acquisition of Vitronics, and by market share gains at DEK, whose new equipment has been very well received. Imaje and the components companies achieved modest sales and earnings gains.

      Profits at Universal were ahead of last year (adjusted for last year's $4 million of license income) on a 2% shipment gain, but were well below the levels achieved in last year's second, third and fourth quarters. Improved March bookings put Universal's book-to-bill for the quarter at 1.06, but at a level 28% below last year in total dollars. Technologies' overall book-to-bill was
1.04. Spending within the electronics industry for capital equipment continues to be depressed and Dover does not believe that the seasonally strong March bookings signal an upturn. Present conditions will not allow this segment to match last year's $195 million of earnings, but improvement from the first quarter profit rate is likely as the year progresses.

Outlook:

      Thomas L. Reece, Dover's President and CEO, said "The first quarter was in line with what we have been expecting -- substantial earnings rotation in 1998, with strength switching to our industrial machinery and components companies in the Industries, Resources and Diversified segments. We continue to hope for double-digit EPS growth in 1998, but obviously must improve from where we are to reach this level."


PART II OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

      (27) Financial Data Schedule. (EDGAR filing only)

            Includes amended Financial Data Schedules for periods September 30, 1997, June 30, 1997, December 31, 1996, and September 30, 1996 for restatement of Diluted earning per share. Diluted earnings per share were restated to reflect implementation of SFAS No. 128. Amended Financial Data Schedules also reflect the Dover Corporation 2 for 1 stock split dated November 6, 1997 for Primary (Basic) and Diluted earnings per share amounts.

      No report on Form 8-K was filed during the quarter for which this report is filed.

                                   Signatures


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                DOVER CORPORATION


Date:   April 29, 1998                          /s/ John F. McNiff
     ------------------                         ------------------
                                                John F. McNiff, Vice President
                                                and Treasurer


Date:   April 29, 1998                          /s/ Alfred Suesser
     ------------------                         ------------------
                                                Alfred Suesser, Controller and
                                                Assistant Treasurer