Form 10-Q
period 1998-06-30
DOVER CORP
filed 1998-07-29
CIK 29905

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q



               Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934



For three months ended June 30, 1998                  Commission File No. 1-4018



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

The number of shares outstanding of the Registrant's common stock as of the close of the period covered by this report was 223,114,621.

                         Part. I. FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS


                       DOVER CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENT OF EARNINGS
                           THREE MONTHS ENDED JUNE 30,
                                  (000 OMITTED)



                                                                                              UNAUDITED
                                                                                      1998                  1997
                                                                                      ----                  ----
Net sales                                                                          $ 1,235,107           $ 1,154,011
Cost of sales                                                                          815,230               758,936
                                                                                   -----------           -----------
    Gross profit                                                                       419,877               395,075
Selling & administrative expenses                                                      262,722               238,086
                                                                                   -----------           -----------
    Operating profit                                                                   157,155               156,989
                                                                                   -----------           -----------
Other deductions (income):
  Interest expense                                                                      14,036                12,040
  Interest income                                                                       (6,937)               (1,803)
  Foreign exchange                                                                         721                (1,026)
  Gain on dispositions                                                                    --                 (32,171)
  All other, net                                                                        (2,901)               (4,514)
                                                                                   -----------           -----------
       Total                                                                             4,919               (27,474)
                                                                                   -----------           -----------
Earnings before taxes on earnings                                                      152,236               184,463
     Federal & other taxes on earnings                                                  52,182                59,548
                                                                                   -----------           -----------
Net earnings                                                                       $   100,054           $   124,915
                                                                                   ===========           ===========

Net earnings per common share
     - Basic                                                                       $      0.45           $      0.56
                                                                                   ===========           ===========
     - Diluted                                                                     $      0.45           $      0.55
                                                                                   ===========           ===========

Weighted average number of common shares
       outstanding during the period
     - Basic                                                                           222,901               223,922
                                                                                   ===========           ===========
     - Diluted                                                                         224,692               226,415
                                                                                   ===========           ===========



                CONSOLIDATED STATEMENT OF COMPREHENSIVE EARNINGS
                           THREE MONTHS ENDED JUNE 30,
                                  (000 OMITTED)

                                                                                              UNAUDITED
                                                                                      1998                   1997
                                                                                      ----                   ----
Net earnings                                                                       $   100,054           $   124,915
                                                                                   -----------           -----------
Other comprehensive earnings, net of tax:
     Foreign currency translation adjustments                                              126               (10,207)
          Less: reclassification adjustment for adjustments
                   included in net earnings                                               (486)               (3,959)
                                                                                   -----------           -----------
     Total foreign currency translation adjustments                                        612                (6,248)
                                                                                   -----------           -----------
     Unrealized gains (losses) on securities:
         Unrealized holding gains (losses) arising during period                         3,285                 1,296
          Less: reclassification adjustment for gains (losses)
                   included in net earnings                                              5,707                     2
                                                                                   -----------           -----------
     Total unrealized gains (losses) on securities (tax $(1,278) in 1998)               (2,422)                1,294
                                                                                   -----------           -----------
Other comprehensive earnings                                                            (1,810)               (4,954)
                                                                                   -----------           -----------
Comprehensive earnings                                                             $    98,244           $   119,961
                                                                                   ===========           ===========

                       DOVER CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENT OF EARNINGS
                            SIX MONTHS ENDED JUNE 30,
                                  (000 OMITTED)

                                                                                      UNAUDITED
                                                                             1998                   1997
                                                                             ----                   ----
Net sales                                                                 $ 2,383,691           $ 2,162,792
Cost of sales                                                               1,567,680             1,429,850
                                                                          -----------           -----------
     Gross profit                                                             816,011               732,942
Selling & administrative expenses                                             516,130               460,602
                                                                          -----------           -----------
     Operating profit                                                         299,881               272,340
                                                                          -----------           -----------
Other deductions (income):
  Interest expense                                                             25,962                23,027
  Interest income                                                             (12,251)               (5,859)
  Foreign exchange                                                              2,220                (7,103)
  Gain on dispositions                                                           --                 (32,171)
  All other, net                                                               (4,657)              (10,653)
                                                                          -----------           -----------
        Total                                                                  11,274               (32,759)
                                                                          -----------           -----------
Earnings before taxes on earnings                                             288,607               305,099
     Federal & other taxes on earnings                                         98,558               101,684
                                                                          -----------           -----------
Net earnings                                                              $   190,049           $   203,415
                                                                          ===========           ===========

Net earnings per common share
     - Basic                                                              $      0.85           $      0.91
                                                                          ===========           ===========
     - Diluted                                                            $      0.85           $      0.90
                                                                          ===========           ===========

Weighted average number of common shares
       outstanding during the period
     - Basic                                                                  222,901               223,922
                                                                          ===========           ===========
     - Diluted                                                                224,692               226,415
                                                                          ===========           ===========



                CONSOLIDATED STATEMENT OF COMPREHENSIVE EARNINGS
                            SIX MONTHS ENDED JUNE 30,
                                  (000 OMITTED)

                                                                                     UNAUDITED
                                                                              1998                  1997
                                                                              ----                  ----
Net earnings                                                              $   190,049           $   203,415
                                                                          -----------           -----------
Other comprehensive earnings, net of tax:
     Foreign currency translation adjustments                                  (1,218)              (30,334)
          Less: reclassification adjustment for adjustments
                   included in net earnings                                      (486)               (3,959)
                                                                          -----------           -----------
     Total foreign currency translation adjustments                              (732)              (26,375)
                                                                          -----------           -----------
     Unrealized gains (losses) on securities:
         Unrealized holding gains (losses) arising during period                  (27)                 (240)
          Less: reclassification adjustment for gains (losses)
                   included in net earnings                                     5,713                     3
                                                                          -----------           -----------
     Total unrealized gains on securities (tax $27 in 1998)                    (5,740)                 (243)
                                                                          -----------           -----------
Other comprehensive earnings                                                   (6,472)              (26,618)
                                                                          -----------           -----------
Comprehensive earnings                                                    $   183,577           $   176,797
                                                                          ===========           ===========

                       DOVER CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED STATEMENT OF RETAINED EARNINGS
                            SIX MONTHS ENDED JUNE 30,
                                  (000 OMITTED)

                                                       UNAUDITED
                                                1998                1997
                                                ----                ----
Retained earnings at January 1               $1,703,335          $1,470,009
Net earnings                                    190,049             203,415
                                             ----------          ----------
                                              1,893,384           1,673,424

Deduct:
   Common stock cash dividends
   $ 0.19 per share ($0.17 in 1997)              42,364              38,058
                                             ----------          ----------
Retained earnings at end of period           $1,851,020          $1,635,366
                                             ==========          ==========

                       DOVER CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                  (000 OMITTED)

                                                               UNAUDITED
                                                             June 30, 1998       December 31, 1997
                                                             -------------       -----------------
Assets:
Current assets:
 Cash & cash equivalents                                      $    99,786           $   124,780
 Marketable securities                                               --                  21,929
 Receivables, net of allowance for doubtful accounts              844,724               818,293
 Inventories                                                      653,293               562,830
 Prepaid expenses                                                  65,407                63,513
                                                              -----------           -----------
    Total current assets                                        1,663,210             1,591,345
                                                              -----------           -----------
Property, plant & equipment (at cost)                           1,371,160             1,262,288
Accumulated depreciation                                         (747,420)             (691,709)
                                                              -----------           -----------
  Net property, plant & equipment                                 623,740               570,579
                                                              -----------           -----------
Intangible assets, net of amortization                          1,468,324             1,068,310
Other intangible assets                                            10,368                10,368
Deferred charges & other assets                                    68,795                36,922
                                                              -----------           -----------
                                                              $ 3,834,437           $ 3,277,524
                                                              ===========           ===========

Liabilities:
Current liabilities:
 Notes payable                                                $   520,214           $   435,920
 Current maturities of long-term debt                                 927                   897
 Accounts payable                                                 221,779               226,936
 Accrued compensation & employee benefits                         140,771               158,815
 Accrued insurance                                                123,484               107,818
 Other accrued expenses                                           240,915               241,581
 Income taxes                                                       4,391                24,606
                                                              -----------           -----------
    Total current liabilities                                   1,252,481             1,196,573
                                                              -----------           -----------
Long-term debt                                                    611,360               262,630
Deferred taxes                                                     40,832                40,458
Deferred compensation                                              75,833                74,279

Stockholders' equity:
Preferred stock                                                      --                    --
Common stock                                                      235,058               234,507
Additional paid-in surplus                                         10,370                   658

Cumulative translation adjustments                                (38,627)              (37,895)
Unrealized holding gains (losses)                                      50                 5,790
                                                              -----------           -----------
Accumulated other comprehensive earnings                          (38,577)              (32,105)
                                                              -----------           -----------
Retained earnings                                               1,851,020             1,703,336
                                                              -----------           -----------
  Subtotal                                                      2,057,871             1,906,396
Less: treasury stock                                              203,940               202,812
                                                              -----------           -----------
                                                                1,853,931             1,703,584
                                                              -----------           -----------
                                                              $ 3,834,437           $ 3,277,524
                                                              ===========           ===========

                       DOVER CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                            SIX MONTHS ENDED JUNE 30,
                                  (000 OMITTED)

                                                                                           UNAUDITED
                                                                                   1998                 1997
                                                                                   ----                 ----
Cash flows from operating activities:
Net earnings                                                                     $ 190,049           $ 203,415
                                                                                 ---------           ---------
Adjustments to reconcile net earnings to net cash provided by operating activities:
  Depreciation                                                                      59,337              49,599
  Amortization                                                                      26,563              20,825
  Net increase (decrease) in deferred taxes                                           (813)            (10,577)
  Net increase (decrease) in LIFO reserves                                             921                 820
  Increase (decrease) in deferred compensation                                       1,555               3,005
  Gain on sale of business                                                            --               (32,171)
  Other, net                                                                       (10,504)            (23,966)
  Changes in assets & liabilities (excluding acquisitions):
    Decrease (increase) in accounts receivable                                      (1,383)            (59,786)
    Decrease (increase) in inventories, excluding LIFO reserve                     (48,802)             (8,451)
    Decrease (increase) in prepaid expenses                                         (5,736)             (2,455)
    Increase (decrease) in accounts payable                                        (14,190)             16,975
    Increase (decrease) in accrued expenses                                        (12,768)            (25,839)
    Increase (decrease) in federal & other taxes on income                         (22,378)                764
                                                                                 ---------           ---------
  Total adjustments                                                                (28,198)            (71,257)
                                                                                 ---------           ---------
Net cash provided by operating activities                                          161,851             132,158
                                                                                 ---------           ---------

Cash flows from (used in) investing activities:
  Net sale (purchase) of marketable securities                                      21,928              (1,688)
  Additions to property, plant & equipment                                         (77,961)            (62,027)
  Acquisitions, net of cash & cash equivalents                                    (522,120)            (75,267)
  Proceeds from sale of business                                                      --                20,103
  Purchase of treasury stock                                                        (1,128)            (86,848)
                                                                                 ---------           ---------
Net cash from (used in) investing activities                                      (579,281)           (205,727)
                                                                                 ---------           ---------

Cash flows from (used in) financing activities:
  Increase (decrease) in notes payable                                              81,500              43,369
  Increase (decrease) in long-term debt                                            347,816              (1,918)
  Proceeds from exercise of stock options                                            5,484               5,164
  Cash dividends to stockholders                                                   (42,364)            (38,057)
                                                                                 ---------           ---------
Net cash from (used in) financing activities                                       392,436               8,558
                                                                                 ---------           ---------

Net increase (decrease) in cash & cash equivalents                                 (24,994)            (65,011)
Cash & cash equivalents at beginning of period                                     124,780             199,955
                                                                                 ---------           ---------
Cash & cash equivalents at end of period                                         $  99,786           $ 134,944
                                                                                 =========           =========

                                DOVER CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1998


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

NOTE B - Inventory

Inventories, by components, are summarized as follows :


                                              (000 omitted)
                                      UNAUDITED
                                      June 30,         December 31,
                                        1998              1997
                                        ----              ----
Raw materials                         $262,379          $228,128
Work in progress                       223,845           194,638
Finished goods                         214,387           186,462
                                      --------          --------
Total                                  700,611           609,228
Less LIFO reserve                       47,318            46,398
                                      --------          --------
Net amount per balance sheet          $653,293          $562,830
                                      ========          ========

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

Accumulated other comprehensive earnings, by components are summarized as follows:

                              UNAUDITED                (000 omitted)
                             ACCUMULATED
                                OTHER                               Unrealized
                            COMPREHENSIVE        Cumulative          Holding
                               EARNINGS          Translation          Gains
                               (LOSSES)          Adjustments         (losses)
                               --------          -----------         --------
Beginning balance              $(32,105)          $(37,895)          $  5,790
Current-period change            (6,472)              (732)            (5,740)
                               --------           --------           --------
Ending balance                 $(38,577)          $(38,627)          $     50
                               ========           ========           ========

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

         In June 1998, the FASB issued statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities". Effective for all fiscal quarters of all fiscal years beginning after June 15, 1999. The Company does not expect the statement to have a significant effect on its current financial reporting and disclosure requirements.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(1)    MATERIAL CHANGES IN CONSOLIDATED FINANCIAL CONDITION:

         The Company's liquidity decreased during the first half of 1998 as compared to the position at December 31, 1997. First half acquisitions, amounting to $526 million, was the principal reason for this decrease.

         Working capital increased from $394.8 million at the end of last year to $410.7 million at June 30, 1998.

         In the second quarter Dover issued $200 million of 30-year bonds and $150 million of 10-year debentures (both rated A1, A+). The Company also announced its intention to spin-off 100% of its elevator business to shareholders. A request for an IRS private ruling confirming the tax-free nature of the spin-off and a Form 10 Registration Statement for Elevator shares have been filed. Dover hopes to receive the necessary approvals, list the Elevator shares on the NYSE, and complete the spin-off before the end of the year.

         At June 30, 1998, net debt (defined as long-term debt plus current maturities on long-term debt plus notes payable less cash and equivalents and marketable securities) of $1,032.7 million represented 35.8% of total capital. This compares with 24.5% at December 31, 1997.

         The unexpectedly rapid acquisition pace at the end of the quarter resulted in an increase in Dover's net debt position. Dover expects that free cash flow and a $200 million (estimated) pre-spin transfer from Dover Elevator will adequately support further acquisition activity in the second half of 1998.


(2)      MATERIAL CHANGES IN RESULTS OF OPERATIONS:

         The Company earned $.45 per share in its second quarter ended June 30, 1998, compared to $.55 per share in last year's second quarter. The year-ago figure included $.11 per share from the gain on the sale of a business.

         Dover completed seven acquisitions during the second quarter, investing $406 million, while making its largest acquisition thus far -- Wilden Pump & Engineering, which is the world's leading maker of air operated double-diaphragm pumps.

         This brought acquisition investment for the first half to $526 million. During the previous 5 years (1993-1997) acquisition spending totaled about $1.4 billion. Companies acquired in 1998 added $38 million to second quarter sales but less than $.01 to earnings per share. More than half of the $526 million was invested on June 30, 1998, and the three companies acquired on that date had no impact on sales or earnings.

         Charges to earnings for premiums paid on all acquisitions, required under purchase accounting rules, were $19 million pre tax in the second quarter (equivalent to $ .06 per share), up from $16 million ($ .05 per share) in the year ago quarter.

         Three of Dover's 5 market segments achieved earnings gains in the quarter, led by a 42% increase at Diversified and 14% at Industries. These offset a 21% decline in the Technologies area. A small gain at Resources balanced a small decline at Elevator.

DOVER TECHNOLOGIES:

         Technologies experienced an $11 million profit decline on a $14 million sales decline, all in the 4 companies that supply equipment for circuit board assembly and test. The sharpest decline was at Universal Instruments where shipments were down by over 20% and profits by over 40%. These declines were expected due to the fall-off in orders that began in last year's fourth quarter. Specialty components suffered a slight profitability decline primarily because of weakness in mobile telecom end-markets. Imaje (marking equipment and supplies) had an 18% profit gain, as strong European markets more than compensated for weakness in Asia. The book-to-bill in Technologies was .94 in the quarter, with circuit board assembly and test at .90. The dollar value of orders trailed last year's by 11% and June 30 backlog assembly was lower by 23%, indicating that Technologies' profit results will be below prior year's in the second half of 1998.

DOVER DIVERSIFIED:

         Dover Diversified's 42% earnings gain on a 28% sales gain reflects both profit growth at businesses owned in last year's Q2 and the impact of 6 acquisitions completed since June 30 of last year. These six companies added $46 million to second quarter sales and $8.4 million to profits (after acquisition premium write-offs). Sales at Tranter, Hill Phoenix and Mark Andy grew at double-digit rates with significant margin improvement at the latter two businesses. Belvac's strong shipments drove earnings well above prior year, but orders continued very weak. Diversified's bookings in the quarter exceeded prior year by 7% but were only 94% of shipments.

DOVER INDUSTRIES:

         Dover Industries achieved a 14% profit gain at 7 of its 12 companies, including newly acquired PDQ (touchless washing marking equipment). Nine companies had higher sales, with Heil Trailer, Heil Environmental, Marathon, PDQ, Texas Hydraulics, and Randell (which added Avtec in May) growing more than 15%. The two Heil companies had the largest profit gains, combining for second quarter profits of more than $13 million with margins over 15%. The one "stand-alone" and the three "add-on" acquisitions completed since June 30 of last year added $15 million to second quarter sales but only $1.4 million to earnings due to acquisition premium write-offs. Bookings for Industries were 2% higher than shipments during the quarter and backlog is 72% higher than at June 30 last year, primarily due to a tripling of backlog at Heil Trailer, strong gains in the solid waste market (Heil Environmental, Marathon), and increases due to acquisitions.

DOVER RESOURCES:

         Profits at Dover Resources gained only 3% from last year due to a sharp decline in the three oil field production equipment businesses (down $12 million in sales and almost $3 million in profits) as lower oil prices have impacted both drilling and investment in producing wells. Elsewhere in Resources markets were somewhat stronger than prior year, with good profit growth at OPW Fueling Components, De-Sta-Co Industries, Midland, Civacon, Hydro Systems and Duncan. Wittemann had an unfavorable prior year comparison, but managed to break even after losses in the two previous quarters, and substantially improved its backlog. The one stand-alone and five add-on acquisitions, completed since June 30 of last year, added $15 million to second quarter sales and $1.7 million to profits (after acquisition premium write-offs). Resources' book-to-bill in the quarter was .98.

DOVER ELEVATOR:

Elevator profits declined 7% from last year on flat sales. Prior year figures include $12 million of sales from European companies that were sold in the June '97 quarter. Sales of ongoing operations rose 6%. The profit decline reflected the lack of European profits this year, increased spending on a new information system, and inefficiencies in manufacturing due to the closing of the Horn Lake plant and movement of its production operations to other DEI facilities. These factors were partially offset by higher construction and service sales within North America at slightly improved margins. Bookings for new elevator production and installation increased 4% from prior year (7% in North America) with a very strong June pushing backlog to a record level.


OUTLOOK:

         At an analyst meeting on June 25, and in a press release on that date, Dover management expressed its expectation that second quarter earnings per share would be "essentially flat" and that full year EPS will set a new record, but are unlikely to be up by as much as 10% from the $1.68 (excluding the $.11 gain from sale of a business) earned in 1997. The Company believes that June and second quarter financial results support this expectation.


PART II OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits

          (3.1)    Restated Certificate of Incorporation

          (3.2)    By-Laws

          (27)     Financial Data Schedule.  (EDGAR filing only)


     (b)  Reports on Form 8-K


                  A Form 8-K dated 5/7/98 was filed on 5/8/98 regarding press release announcing the intention to pursue a plan to spin-off its elevator business to Dover stockholders as an independent publicly traded company.

                  A Form 8-K dated 5/29/98 was filed on 6/1/98 regarding pro-forma condensed financial information showing the effect of the Elevator Spin-off in connection with a proposed offering of Notes and Debentures by the Company under the registration statement on Form S-3 which was declared effective by the SEC on March 24, 1998.

                  A Form 8-K dated 6/11/98 was filed on 6/12/98 regarding the June 9, 1998 completion of an underwritten offering of $150,000,000 aggregate principal amount of its 6.25% Notes due June 1, 2008 and $200,000,000 aggregate principal amount of its 6.65% Debentures due June 1, 2028 under a registration statement declared effective by the SEC on March 24, 1998.

                                   Signatures


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           DOVER CORPORATION




Date:      July 29, 1998                   /s/ John F. McNiff
     ----------------------------          ------------------------------------
                                           John F. McNiff, Vice President
                                           and Treasurer




Date:      July 29, 1998                   /s/ George F. Meserole
     ----------------------------          ------------------------------------
                                           George F. Meserole, Chief Accounting
                                           Officer and Asst. Controller