Form 10-K/A
period 1997-12-31
DOVER CORP
filed 1998-09-16
CIK 29905

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                               FORM 10K-K/A No. 2

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 OF this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of close of business February 27,1998 was $8,096,264,234. Registrant's price as reported on the New York Stock Exchange - Composite Transaction for February 27,1998 was $38.625 per share.

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
                           Meeting to Be held on April 28, 1998 (the "1998 Proxy
                           Statement")

The undersigned Registrant hereby amends the following items, financial statements, exhibits or other portions of it's 1997 Annual Report on Form 10-K as set forth in the pages attached hereto:

Information, amended financial statements and exhibits required by Form 11-K with respect to Dover Corporation Retirement Savings Plan for the year ended December 31, 1997, pursuant to Rule 15d-21 under the Securities Exchange Act of 1934.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        DOVER CORPORATION

                                        By:  /s/ Robert G. Kuhbach
                                             ----------------------------
                                             Name: Robert G. Kuhbach
                                             Title: Vice President and Secretary


Dated:   September 15, 1998