Form 10-Q
period 1998-09-30
DOVER CORP
filed 1998-11-12
CIK 29905

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q



               Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934



For three months ended September 30, 1998             Commission File No. 1-4018



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

The number of shares outstanding of the Registrant's common stock as of the close of the period covered by this report was 222,497,312.

                       PART. I       FINANCIAL INFORMATION


ITEM 1.    FINANCIAL STATEMENTS


                       DOVER CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENT OF EARNINGS
                        Three Months Ended September 30,
                                 (000 omitted)

                                                                            UNAUDITED
                                                                    1998                  1997
                                                                 -----------           -----------
Net sales                                                        $ 1,231,213           $ 1,163,744
Cost of sales                                                        809,425               760,246
                                                                 -----------           -----------
  Gross profit                                                       421,788               403,498
Selling & administrative expenses                                    266,568               234,742
                                                                 -----------           -----------
  Operating profit                                                   155,220               168,756
                                                                 -----------           -----------
Other deductions (income):
 Interest expense                                                     17,625                11,654
 Interest income                                                      (1,259)               (2,300)
 Foreign exchange                                                       (268)                  655
 Gain on dispositions                                                     --                    --
 All other, net                                                       (2,287)               (2,287)
                                                                 -----------           -----------
   Total                                                              13,811                 7,722
                                                                 -----------           -----------
Earnings before taxes on earnings                                    141,409               161,034
  Federal & other taxes on earnings                                   47,437                59,278
                                                                 -----------           -----------
Net earnings                                                     $    93,972           $   101,756
                                                                 ===========           ===========
Net earnings per common share
  - Basic                                                              $0.42                 $0.46
                                                                 ===========           ===========
  - Diluted                                                            $0.42                 $0.44
                                                                 ===========           ===========

                CONSOLIDATED STATEMENT OF COMPREHENSIVE EARNINGS
                        Three Months Ended September 30,
                                 (000 omitted)

                                                                            UNAUDITED
                                                                    1998                  1997
                                                                 -----------           -----------
Net earnings                                                     $    93,972           $   101,756
                                                                 -----------           -----------
Other comprehensive earnings, net of tax:
  Foreign currency translation adjustments                            15,809                (7,683)
     Less: reclassification adjustment for adjustments
           included in net earnings                                      (10)                  (24)
                                                                 -----------           -----------
  Total foreign currency translation adjustments                      15,819                (7,659)
                                                                 -----------           -----------
  Unrealized gains (losses) on securities:
    Unrealized holding gains (losses) arising during period                4                 1,687
    Less: reclassification adjustment for gains (losses)
          included in net earnings                                        10                     3
                                                                 -----------           -----------
    Total unrealized gains (losses) on securities
      (tax $(4) in 1998)                                                  (6)                1,684
                                                                 -----------           -----------
Other comprehensive earnings                                          15,813                (5,975)
                                                                 -----------           -----------
Comprehensive earnings                                           $   109,785           $    95,781
                                                                 ===========           ===========

                       DOVER CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENT OF EARNINGS
                        Nine Months Ended September 30,
                                 (000 omitted)

                                                                         UNAUDITED
                                                                    1998           1997
                                                                -----------    -----------
Net sales                                                        $3,614,904     $3,326,536
Cost of sales                                                     2,377,105      2,190,096
                                                                 ----------     ----------
  Gross profit                                                    1,237,799      1,136,440
Selling & administrative expenses                                   782,698        695,344
                                                                 ----------     ----------
  Operating profit                                                  455,101        441,096
                                                                 ----------     ----------
Other deductions (income):
  Interest expense                                                   43,587         34,681
  Interest income                                                   (13,510)        (8,159)
  Foreign exchange                                                    1,952         (6,448)
  Gain on dispositions                                                  ---        (32,171)
All other, net                                                       (6,944)       (12,940)
                                                                 ----------     ----------
    Total                                                            25,085        (25,037)
                                                                 ----------     ----------
Earnings before taxes on earnings                                   430,016        466,133
  Federal & other taxes on earnings                                 145,995        160,962
                                                                 ----------     ----------
Net earnings                                                     $  284,021     $  305,171
                                                                 ==========     ==========

Net earnings per common share
  - Basic                                                             $1.27          $1.37
                                                                 ==========     ==========
  - Diluted                                                           $1.27          $1.34
                                                                 ==========     ==========

Weighted average number of common shares
 outstanding durin the period
  - Basic                                                          223,028         223,403
                                                                 ==========     ==========
  - Diluted                                                        224,440         227,060
                                                                 ==========     ==========



                CONSOLIDATED STATEMENT OF COMPREHENSIVE EARNINGS
                        Nine Months Ended September 30,
                                 (000 omitted)


                                                                         UNAUDITED
                                                                    1998           1997
                                                                -----------    -----------
Net earnings                                                    $  284,021      $  305,171
                                                                ----------      ----------
Other comprehensive earnings, net of tax:
  Foreign currency translation adjustments                          14,591         (38,017)
    Less: reclassification adjustment for
      adjustments included in net earnings                            (496)         (3,983)
                                                                ----------      ----------
  Total foreign currency translation adjustments                    15,087         (34,034)
                                                                ----------      ----------
  Unrealized gains (losses) on securities:
    Unrealized holding gains (losses) arising during period            (23)          1,448
    Less: reclassification adjustment for gains (losses)
      included in net earnings                                       5,723               7
                                                                ----------      ----------
    Total unrealized gains on securities (tax $24 in 1998)          (5,746)          1,441
                                                                ----------      ----------
Other comprehensive earnings                                         9,341         (32,593)
                                                                ----------      ----------
Comprehensive earnings                                          $  293,362      $  272,578
                                                                ----------      ----------

                       DOVER CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED STATEMENT OF RETAINED EARNINGS
                        Nine Months Ended September 30,
                                 (000 omitted)



                                                       UNAUDITED
                                                  1998           1997
                                               ----------     ----------
Retained earnings at January 1                 $1,703,336     $1,470,009
Net earnings                                      284,021        305,171
                                               ----------     ----------
                                                1,987,357      1,775,180

Deduct:
  Common stock cash dividends
  $0.295 per share ($0.265 in 1997)                65,830         59,204
                                               ----------     ----------
Retained earnings at end of period             $1,921,527     $1,715,976
                                               ==========     ==========

                       DOVER CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                 (000 omitted)

                                                               UNAUDITED
                                                          September 30, 1998           December 31, 1997
                                                          ------------------           -----------------
Assets:
-------
Current assets:
 Cash & cash equivalents                                      $   92,327                   $  124,780
 Marketable securities                                                --                       21,929
 Receivables, net of allowance for doubtful accounts             852,903                      818,293
 Inventories                                                     664,860                      562,830
 Prepaid expenses                                                 67,440                       63,513
                                                              ----------                   ----------
   Total current assets                                        1,677,530                    1,591,345
                                                              ----------                   ----------
 Property, plant & equipment (at cost)                         1,409,151                    1,262,288
 Accumulated depreciation                                       (775,064)                    (691,709)
                                                              ----------                   ----------
  Net property, plant & equipment                                634,087                      570,579
                                                              ----------                   ----------
 Intangible assets, net of amortization                        1,473,616                    1,068,310
 Other intangible assets                                          10,368                       10,368
 Deferred charges & other assets                                  52,548                       36,922
                                                              ----------                   ----------
                                                              $3,848,149                   $3,277,524
                                                              ==========                   ==========

Liabilities:
------------
Current liabilities:
 Notes payable                                                $  437,988                   $  435,920
 Current maturities of long-term debt                                861                          897
 Accounts payable                                                208,139                      226,936
 Accrued compensation & employee benefits                        161,588                      158,815
 Accrued insurance                                               120,915                      107,818
 Other accrued expenses                                          267,688                      241,581
 Income taxes                                                      1,226                       24,606
                                                              ----------                   ----------
   Total current liabilities                                   1,198,405                    1,196,573
                                                              ----------                   ----------
 Long-term debt                                                  611,310                      262,630
 Deferred taxes                                                   40,149                       40,458
 Deferred compensation                                            81,069                       74,279


Stockholders' equity:
---------------------
Preferred stock                                                       --                           --
Common stock                                                     235,492                      234,507
Additional paid-in surplus                                        17,149                          658

Cumulative translation adjustments                               (22,808)                     (37,895)
Unrealized holding gains (losses)                                     44                        5,790
                                                              ----------                   ----------
Accumulated other comprehensive earnings                         (22,764)                     (32,105)
                                                              ----------                   ----------
Retained earnings                                              1,921,527                    1,703,336
                                                              ----------                   ----------
 Subtotal                                                      2,151,404                    1,906,396
Less: treasury stock                                             234,188                      202,812
                                                              ----------                   ----------
                                                               1,917,216                    1,703,584
                                                              ----------                   ----------
                                                              $3,848,149                   $3,277,524
                                                              ==========                   ==========

                       DOVER CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                        NINE MONTHS ENDED SEPTEMBER 30,
                                 (000 omitted)

                                                                                  UNAUDITED
                                                                           1998               1997
                                                                         ---------          ---------
 Cash flows from operating activities:
 Net earnings                                                            $ 284,021          $ 305,171
                                                                         ---------          ---------
 Adjustments to reconcile net earnings to net cash
  provided by operating activities:
  Depreciation                                                              90,712             76,721
  Amortization                                                              42,501             31,307
  Net increase (decrease) in deferred taxes                                 (1,573)           (16,194)
  Net increase (decrease) in LIFO reserves                                   1,618              1,229
  Increase (decrease) in deferred compensation                               6,790             10,569
  Gain on sale of business                                                      --            (32,171)
  Other, net                                                                 2,300             (2,484)
  Changes in assets & liabilities (excluding acquisitions):
   Decrease (increase) in accounts receivable                               (6,999)          (100,057)
   Decrease (increase) in inventories, excluding LIFO reserve              (57,059)           (16,979)
   Decrease (increase) in prepaid expenses                                  (2,375)            (3,432)
   Increase (decrease) in accounts payable                                 (28,954)            11,619
   Increase (decrease) in accrued expenses                                  31,346             32,630
   Increase (decrease) in federal & other taxes on income                  (26,747)             1,186
                                                                         ---------          ---------
  Total adjustments                                                         51,560             (6,056)
                                                                         ---------          ---------
 Net cash provided by operating activities                                 335,581            299,115
                                                                         ---------          ---------

 Cash flows from (used in) investing activities:
  Net sale (purchase) of marketable securities                              16,540             (3,400)
  Additions to property, plant & equipment                                (116,298)           (98,952)
  Acquisitions, net of cash & cash equivalents                            (527,912)          (176,123)
  Proceeds from sale of business                                                --             45,638
  Purchase of treasury stock                                               (31,376)           (86,164)
                                                                         ---------          ---------
 Net cash from (used in) investing activities                             (659,046)          (319,001)
                                                                         ---------          ---------

 Cash flows from (used in) financing activities:
   Increase (decrease) in notes payable                                      1,941             29,248
   Increase (decrease) in long-term debt                                   347,766                174
   Proceeds from exercise of stock options                                   7,135              5,333
   Cash dividends to stockholders                                          (65,830)           (59,203)
                                                                         ---------          ---------
  Net cash from (used in) financing activities                             291,012            (24,448)
                                                                         ---------          ---------

  Net increase (decrease) in cash & cash equivalents                       (32,453)           (44,334)
  Cash & cash equivalents at beginning of period                           124,780            199,955
                                                                         ---------          ---------
  Cash & cash equivalents at end of period                               $  92,327          $ 155,621
                                                                         =========          =========


                                DOVER CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998


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

NOTE B - Inventory

Inventories, by components, are summarized as follows:

                                                         (000 omitted)
                                                --------------------------------
                                                  UNAUDITED
                                                September 30,       December 31,
                                                    1998                1997
                                                -------------       ------------
Raw materials                                     $266,972           $228,128
Work in progress                                   227,764            194,638
Finished goods                                     218,140            186,462
                                                  --------           --------
Total                                              712,876            609,228
Less LIFO reserve                                   48,016             46,398
                                                  --------           --------
Net amount per balance sheet                      $664,860           $562,830
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

Accumulated other comprehensive earnings, by components are summarized as follows:

                                           UNAUDITED                 (000 omitted)
                                         --------------------------------------------------
                                          Accumulated
                                             Other                               Unrealized
                                         Comprehensive       Cumulative           Holding
                                           Earnings          Translation           Gains
                                           (losses)          Adjustments          (losses)
                                         ------------        -----------         ----------
Beginning balance                         $(32,105)           $(37,895)           $  5,790
Current-period change                        9,341              15,087              (5,746)
                                          --------            --------            --------
Ending balance                            $(22,764)           $(22,808)           $     44
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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(1)      MATERIAL CHANGES IN CONSOLIDATED FINANCIAL CONDITION:

         The Company's liquidity decreased during the first nine months of 1998 as compared to the position at December 31, 1997. First half acquisitions, amounting to $529 million, was the principal reason for this decrease.

         Working capital increased from $394.8 million at the end of last year to $479.1 million at September 30, 1998.

         The Company repurchased 998,800 of its own shares in the quarter at an average price of $28.65. During the quarter, fourteen Corporate Officers and Company Presidents exercised options to increase their personal holdings of Dover by 327,000 shares. No acquisitions were completed during the quarter; however, Dover is continuing to pursue acquisition opportunities and may complete additional transactions before year-end. The year 1998 is already a record year for acquisition investment at $529 million.

         In May, Dover announced that it was pursuing a plan to spin-off the Elevator business to Dover shareholders as a separate public company. Most pieces of this plan are now in place and a ruling confirming the tax-free nature of this spin-off is expected soon. However, Elevators' poor third quarter profit performance and a stock market climate that is hostile to new equity issues have caused Dover to revise its plan of accomplishing the spin before the end of 1998. The most likely timing for announcing a final spin date is after the posting of full year results, possibly as early as the Dover Board Meeting scheduled for February 4.

         At September 30, 1998, net debt (defined as long-term debt plus current maturities on long-term debt plus notes payable less cash and equivalents and marketable securities) of $957.8 million represented 33.3% of total capital. This compares with 24.5% at December 31, 1997.

         The unexpectedly rapid acquisition pace at the end of the second quarter resulted in an increase in Dover's net debt position. Dover expects that free cash flow will adequately support further acquisition activity in the fourth quarter of 1998.


(2)      MATERIAL CHANGES IN RESULTS OF OPERATIONS:

         The Company earned $.42 per (diluted) share in its third quarter ended September 30, 1998, compared to $.44 per share in last year's third quarter. The anticipated softness in the circuit board assembly and test equipment market and an unexpected production problem in the Elevator segment prevented Dover from establishing a new record for quarterly earnings.

         On a pro-forma basis, Dover's earnings per diluted share, excluding the Elevator segment, were $.38 for the third quarters of both 1998 and 1997. Year to date they are $1.09 for 1998 versus $1.03 in the prior year. Dover had previously indicated that these per share figures were $1.43 for full year 1997 and $1.23 for full year 1996.

         Three of Dover's five business segments achieved earnings gains:
Diversified - up 62% from a weak quarter in 1997; Industries - up 14%; and Resources - up 8%. Each of these segments achieved record earnings. Their gains were offset by a 36% drop in the Technologies sector and a 51% decline in Elevator.

DOVER TECHNOLOGIES:

         The $23 million decline in Technologies' profit was primarily due to lower shipments by the four companies making circuit board assembly and test equipment. Their combined sales drop was 24% from last year, as overcapacity throughout the electronics industry continues to be a problem. However, this quarter's .94 book-to-bill ratio and double-digit margins, and the bookings consistency since the sharp decline in late 1997, are encouraging signs of a "bottoming out" in this cyclical market. Technologies' industrial marking business (Imaje) continued its double-digit earnings gains as strength in Europe continued to offset the slow-down in Asia. While Imaje's products employ sophisticated electronic technology, their customers are primarily consumer and industrial product manufacturers. Food packages, beverage cans, pharmaceuticals and cosmetics consume significant amounts of Imaje's proprietary products. The mobile communications slowdown continued to impact the electronic components portion of Technologies, offsetting the gain at Imaje. Technologies overall book-to-bill was .94. Quarter-end backlog and the bookings trend within the quarter indicate that profits may continue at present levels for the balance of the year.

DOVER INDUSTRIES:

         Dover Industries continued to set new profit records with a 14% gain over last year. Most of the segments' twelve businesses achieved gains with especially strong performances at Heil Trailer (petroleum and dry bulk trailers) and Heil Environmental (refuse trucks). Both increased sales by more than 20%, improved margins, and ended the quarter with good backlog positions. Double-digit profit gains were also achieved in food service equipment (Groen and Randell), food packaging (Tipper Tie), waste compactors (Marathon) and welding equipment (DovaTech). Three companies producing automotive lifts, touchless car wash equipment, and frame straightening equipment had mixed results with combined sales of $50 million about flat with last year and profits down 15%. Industries' book-to-bill was .95 overall, but orders generally exceeded shipments except at Heil Trailer and Texas Hydraulics which have large backlogs.

DOVER DIVERSIFIED:

         Diversifieds' profits continued at the strong level of the second quarter. The 62% gain from last year primarily reflects strong internal growth and margin improvement at Hill-Phoenix (refrigeration and display cases for supermarkets), Mark Andy (label printing machinery), and A-C Compressor (single and multi-stage gas compressors) whose profits gained $8 million to a level almost double last year. A strong, customer-driven shipping schedule for A-C's large compressor systems was a factor in the third quarter comparisons, but year-to-date earnings of these three businesses are up more than 60%. Acquisitions since last year's third quarter accounted for half of Diversifieds' 32% sales gain and added over $5 million to profits (after acquisition write-offs). The final quarter of 1998 is expected to be in line with third quarter results, but won't reach the $42.6 million of prior year, which benefited from strong year-end shipments at Belvac. Orders at Belvac have been weak for the past 12 months and its backlog is only 15% of last years' level. Overall, Diversified's book-to-bill was 1.0 for the quarter.

DOVER RESOURCES:

         Dover Resources achieved its 8% profit gain despite a sharp decline at its three oil field production equipment companies. Without this, the earnings gain would have been over 20%. Cost cutting has allowed the oil field equipment businesses to remain profitable despite a 44% drop in sales volume. Ronningen-Petter and OPW-Fueling Components provided strong internal profit growth while acquisitions made in the past 12 months added profits of $2.2 million (after acquisition costs) on sales of about $25 million. Wilden Pump, Dover's largest acquisition (based on price paid) had a successful first quarter with Dover. Sales and earnings were above prior year with a 1.12 book-to-bill ratio. Resources' overall book-to-bill was .95. Resources has earned between $30-$32 million in each of the past four quarters and is positioned to do so again in the final quarter of this year.

DOVER ELEVATOR:

         In the Elevator segment a July plant consolidation, that had been planned since the fall of 1997, went seriously awry. July factory production dropped to only half the monthly average of the second quarter. Corrective action raised output levels close to normal by September, but extra factory costs, and higher field construction costs due to shipment delays, depressed profits which fell $13 million from prior year, or almost $.04 per Dover share. Some recovery is expected in the fourth quarter, but there will be carry-over effects in field construction and, possibly, continued above-normal factory costs. These internal problems were particularly frustrating since the Elevator market continues strong. Third quarter bookings for new elevators continued at the rate of the first half and were 9% ahead of prior year.


OUTLOOK:

         Thomas L. Reece, Dovers President and CEO said, "Elevator's third quarter results, while clearly an aberration that will be corrected, are disappointing to all of us - and especially to the people in our Elevator business. However, the ability of Dover to do so well despite the cyclical downturn in our circuit board assembly/test business, is very encouraging."

YEAR 2000:

         Dover has taken action to assess the nature and extent of the work required to make its systems, products, factories and infrastructure Year 2000 ready. Dover is approaching resolution of Year 2000 problems along two separate tracks: (1) Corporate and Subsidiary Offices and Dover-wide information systems. (2) Company-by-Company for each of Dover's 50 separate businesses. Corrective action has been ongoing for several years to prepare its products and its financial, information and other computer based systems for the Year 2000. Additionally, Dover is evaluating Year 2000 readiness of suppliers and where critical suppliers are not Year 2000 ready, Dover will monitor their progress and take appropriate actions.

At the corporate/subsidiary level, appropriate remediation has been completed for telecommunications equipment, and computer equipment and critical systems. Dover has a limited number of corporation-wide internal information systems. While Dover does not consider these systems to be critical to the Company's business, the Company believes they are Year 2000 compliant.

At the Company level, each of its 50 businesses has taken responsibility for its own Year 2000 compliance and has assembled working groups to deal with critIcal plant and office equipment; products, including " fixes " for any previous product generations that are Year 2000 sensitive; software; and the ability of critical suppliers to maintain deliveries. Critical systems are defined as those systems that are most critical to the Company's business and revenue or those that would have a severe impact on the business if not made Year 2000 ready. Progress of the working groups is monitored by each company President and reported to Subsidiary and Corporate management.

As of 9/30/98 each of the 50 companies has gone through a process to take an inventory of critical systems, to make an assessment of Year 2000 readiness of those systems, to perform necessary remediation including replacing or updating existing systems as needed, and to perform appropriate Year 2000 testing. More than two-thirds of Dover's 50 companies have completed these procedures. All others have identified specific problems remaining and have action plans to solve them by June 30, 1999. Further, the Company believes products of all of these companies are either Year 2000 compliant or can be made so by customers, using "fixes" already developed. Based on current progress and future plans, Dover believes that the Year 2000 date change will not significantly affect Dover's ability to deliver products and services to its customers on a timely basis.

During 1997 and the first nine months of 1998 Dover and its companies spent approximately $38 million and $30 million, respectively, on computer equipment, software, and non-employee consultants. Most of these expenditures were for new systems and improved functionality, but an undetermined amount also served to meet Year 2000 compliance needs. Dover and its companies do not separately track the internal cost incurred for the Y2K project, and that such costs are principally the related payroll costs for its information systems group.

While no amount of preparation and testing can guarantee Year 2000 compliance, Dover intends to complete its Year 2000 readiness during 1999, and does not anticipate that expenditures to reach this goal will be material. Moreover, due to the decentralized nature of the Company and the lack of reliance on shared or "centralized" systems by its operating companies, Dover believes that any Year 2000 problems that might become evident after 1999 will not be material to Dover. However, appropriate contingency plans will be developed in critical areas if deemed necessary.

Dover believes it is taking the necessary steps to resolve Year 2000 issues. However, given the uncertain consequences of failure to resolve significant year 2000 issues, there can be no assurance that any one or more such failures would not have a material adverse effect on Dover. While the efforts will involve additional costs, Dover believes, based on available information, that it will be able to manage its total year 2000 transition without any material adverse effect on its business operations, products or financial prospects. The actual outcomes and results could be affected by future factors including, but not limited to, the continued availability of skilled personnel, cost control, the ability to locate and remediate software code problems, critical suppliers and subcontractors meeting their commitments to be Year 2000 ready, and timely actions by customers.

PART II OTHER INFORMATION

Item 4.  Submission of Matters to Vote of Security Holders

         The Annual Meeting of Stockholders was held in Wilmington, Delaware on April 28, 1998. Stockholders representing 183,320,322 shares of common stock, or approximately 80.2% of the outstanding stock, were present in person or by proxy.

         All of the nominees for director, namely David H. Benson, Magalen O. Bryant, Jean-Pierre Ergas, Roderick J. Fleming. John F. Fort, James L. Koley, John F. McNiff, John E. Pomeroy, Thomas L. Reece, and Gary L. Roubos were elected directors for a one year term, each receiving at least 179,100,994 votes.

         In addition, Management's proposal that the stockholders ratify and approve the Dover Corporation Executive Officer Annual Incentive Plan was approved as follows:

                  For                               AGAINST
                  ---                               -------
                  175,069,164                       919,557

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits

             (27) Financial Data Schedule. (EDGAR filing only)


         (b) No reports on Form 8-K were filed this quarter.

                                   Signatures


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        DOVER CORPORATION



Date: Nov 13, 1998                      /s/ John F. McNiff
                                        ----------------------------------------
                                        John F. McNiff, Chief Financial Officer,
                                        Vice President and Treasurer




Date: Nov 13, 1998                      /s/ George F. Meserole
                                        ----------------------------------------
                                        George F. Meserole, Chief Accounting
                                        Officer, Vice President and Controller