Form 10-Q/A
period 1998-09-30
DOVER CORP
filed 1998-11-16
CIK 29905

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                FORM 10-Q/A No. 1


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

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements
for the past 90 days.  Yes  X   No___

The number of shares outstanding of the Registrant's common stock as of the close of the period covered by this report was 222,497,312.

The undersigned Registrant hereby amends Item 2 of Form 10-Q to include two additional paragraphs at the end of the section on Year 2000. The complete revised Item 2 follows:


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

DOVER DIVERSIFIED:

         Diversified's profits continued at the strong level of the second quarter. The 62% gain from last year primarily reflects strong internal growth and margin improvement at Hill-Phoenix (refrigeration and display cases for supermarkets), Mark Andy (label printing machinery), and A-C Compressor (single and multi-stage gas compressors) whose profits gained $8 million to a level almost double last year. A strong, customer-driven shipping schedule for A-C's large compressor systems was a factor in the third quarter comparisons, but year-to-date earnings of these three businesses are up more than 60%. Acquisitions since last year's third quarter accounted for half of Diversified's 32% sales gain and added over $5 million to profits (after acquisition write-offs). The final quarter of 1998 is expected to be in line with third quarter results, but won't reach the $42.6 million of prior year, which benefited from strong year-end shipments at Belvac. Orders at Belvac have been weak for the past 12 months and its backlog is only 15% of last years' level. Overall, Diversified's book-to-bill was 1.0 for the quarter.

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


OUTLOOK:

         Thomas L. Reece, Dover's President and CEO said, "Elevator's third quarter results, while clearly an aberration that will be corrected, are disappointing to all of us - and especially to the people in our Elevator business. However, the ability of Dover to do so well despite the cyclical downturn in our circuit board assembly/test business, is very encouraging."

YEAR 2000:

         Dover has taken action to assess the nature and extent of the work required to make its systems, products, factories and infrastructure Year 2000 ready. Dover is approaching resolution of Year 2000 problems along two separate tracks: (1) Corporate, Subsidiary Offices and Dover-wide information systems.
(2) Company-by-Company for each of Dover's 50 separate businesses. Corrective action has been ongoing for several years to prepare its products and its financial, information and other computer based systems for the Year 2000. Additionally, Dover is evaluating Year 2000 readiness of suppliers and where critical suppliers are not Year 2000 ready, Dover will monitor their progress and take appropriate actions.

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

As of September 30, 1998 each of the 50 companies has gone through a process to take an inventory of critical systems, to make an assessment of Year 2000 readiness of those systems, to perform necessary remediation including replacing or updating existing systems as needed, and to perform appropriate Year 2000 testing. More than two-thirds of Dover's 50 companies have completed these procedures. All others have identified specific problems remaining and have action plans to solve them by June 30, 1999. Further, the Company believes products of all of these companies are either Year 2000 compliant or can be made so by customers, using "fixes" already developed. Based on current progress and future plans, Dover believes that the Year 2000 date change will not significantly affect Dover's ability to deliver products and services to its customers on a timely basis.

During 1997 and the first nine months of 1998 Dover and its companies spent approximately $38 million and $30 million, respectively, on computer equipment, software, and non-employee consultants. Most of these expenditures were for new systems and improved functionality, but an undetermined amount also served to meet Year 2000 compliance needs. Dover and its companies do not separately track the internal cost incurred for the Y2K project, and that such costs are principally the related payroll costs for each companies information systems group.

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

The above statement and similar statements, including estimated future costs, timetables, contingency plans and remediation plans, and statements containing the words "believes," "intends," "anticipates" and "expects" and words of similar import, constitute "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934.

This "Year 2000 Plan" constitutes a "Year 2000 Readiness Disclosure" within the meaning of the "Year 2000 Information and Readiness Disclosure Act."

                                   Signatures


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        DOVER CORPORATION


Date: Nov 13, 1998                      /s/ John F. McNiff
      --------------                    ----------------------------------------
                                        John F. McNiff, Chief Financial Officer,
                                        Vice President and Treasurer




Date: Nov 13, 1998                      /s/ George F. Meserole
      --------------                    ----------------------------------------
                                        George F. Meserole, Chief Accounting
                                        Officer, Vice President and Controller