Form 10-K
period 1998-12-31
DOVER CORP
filed 1999-03-30
CIK 29905

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

|X| Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 1998

                                       OR

|_| Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _________________ to ______________.

                           Commission File No. 1-4018

                                DOVER CORPORATION
             (Exact name of Registrant as specified in its charter)

      Delaware                                                 53-0257888
(State or other jurisdiction of Incorporation               (I.R.S. Employer
or organization)                                            Identification No.)

     280 Park Avenue, New York, NY                                10017
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of the close of business March 1, 1999 was $6,858,775,697. Registrant's closing price as reported on the New York Stock Exchange-Composite Transactions for March 1, 1999 was $34.1250 per share.

The number of outstanding shares of the Registrant's common stock as of March 1, 1999 was 215,894,434.

DOCUMENTS INCORPORATED BY REFERENCE

Parts I and II    -     Certain portions of the Annual Report to Stockholders
                        for Fiscal Year Ended December 31, 1998 (the "1998
                        Annual Report").

Part III          -     Certain portions of the Proxy Statement for Annual
                        Meeting of Stockholders to be held on April 27, 1999
                        (the "1999 Proxy Statement").

Special Notes Regarding Forward Looking Statements

            This Annual Report on Form 10-, cash flow and operating improvements and may be indicated by words or phrases such as "anticipates," "supports," "plans," "projects," "expects," "should," "hope," "forecast," "Dover believes," "management is of the opinion" and similar words or phrases. Such statements may also be made by management orally. Forward-looking statements are subject to inherent uncertainties and risks, including among others: increasing price and product/service competition by foreign and domestic competitors, including new entrants; technological developments and changes; the ability to continue to introduce competitive new products and services on a timely, cost effective basis; the mix of products/services; the achievement of lower costs and expenses; domestic and foreign governmental and public policy changes including environmental regulations; protection and validity of patent and other intellectual property rights; the continued success of the Company's acquisition program; the cyclical nature of the Company's business; and the outcome of pending and future litigation and governmental proceedings. In addition, such statements could be affected by general industry and market conditions and growth rates, and general domestic and international economic conditions including interest rate and currency exchange rate fluctuations. In light of these risks and uncertainties, actual events and results may vary significantly from those included in or contemplated or implied by such statements. Readers are cautioned not to place undue reliance on such forward-looking statements. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

                                     PART I

Item 1. BUSINESS

General

            Dover Corporation ("Dover" or the "Company"), originally incorporated in 1947 in the State of Delaware, is a diversified industrial manufacturing corporation encompass-ing over 45 operating companies which manufacture a broad range of specialized industrial products and sophisticated manufacturing equipment.

            The Company's businesses are divided into four business segments. Dover Diversified builds assembly and production machines, heat transfer equipment, food refrigeration and display cases, and specialized compressors, as well as sophisticated products for use in the defense, aerospace and other industries. Dover Industries makes products for use in the waste handling, bulk transport, automotive service, commercial food service and machine tool industries. Dover Resources manufactures products primarily for the automotive, fluid handling, petroleum and chemical industries. Dover Technologies builds sophisticated automated assembly and testing equipment for the electronics industry, industrial printers for coding and marking and, specialized electronic components. Dover Elevator, which was the Company's fifth business segment for all of 1998, was sold to Thyssen Industrie AG on January 5, 1999. Dover Elevator manufactures, installs and services elevators primarily in North America and is accounted for as a discontinued operation in the Company's Consolidated Financial Statements.

            The Company emphasizes growth and strong internal cash flow. It has a long-standing and successful acquisition program pursuant to which, from January 1, 1994 through December 31, 1998, the Company made 57 acquisitions at a total acquisition cost of $1,608,000,000. For more detail regarding acquisitions over the past several years, see page 4 of the 1998 Annual Report as well as
Note 2 to the Consolidated Financial Statements on pages 27-28 of the 1998 Annual Report, which are hereby incorporated by reference. These acquisitions have had a substantial impact on the Company's increase in sales and earnings since 1994. The Company's acquisition program traditionally focused on acquiring new or stand-alone businesses. However, since 1994, increased emphasis has been placed on acquiring businesses that can be added on to existing operations. In 1998, the Company completed 4 stand-alone and 10 add-on acquisitions at a total cost of about $556 million. The Company aims to be in businesses marked by growth, innovation and higher than average profit margins. It seeks to have each of its businesses be a leader in its market as measured by market share, innovation, profitability and return on assets.

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

            Dover Diversified manufactures equipment and components for industrial, commercial, and defense applications. The largest operations are Belvac, acquired in 1993 (can-making machinery), Tranter (process industry heat exchangers), A-C Compressor, acquired in 1992, and expanded in 1997 with the acquisitions of Preco and Conmec (process industry compressors), and Hill Phoenix, acquired in 1993-94 (refrigeration cases and systems for supermarkets). Other Dover Diversified businesses produce such products as fluid film and self-lubricating bearings, metal and fabric expansion joints, submarine and aircraft hydraulic controls, remote manipulators and industrial cleaning equipment, engineered high-performance racing products and packaging machinery. In 1998, Dover Diversified companies completed four "add-ons": Ing Mas, Prox International, Sonic Industries and ThermoFluid International.

            Dover Industries manufactures a diverse mix of equipment and components for use in the waste handling, bulk transport, automotive service, commercial food service, machine tool and other industries. The largest operations are Heil, acquired in 1993 (trailerized tanks and refuse collecting vehicles),

Rotary Lift (automotive lifts), Tipper Tie (clip closures for food packaging), Marathon (solid waste compaction, transporting and recycling equipment) and DovaTech (welding, cutting and laser equipment and supplies). Other Dover Industries operations produce auto collision measuring and repair systems, touchless car washing equipment, food service equipment, commercial refrigeration equipment and screw machines. In 1998, Dover Industries companies acquired three "add-on" businesses: Avtec Industries, Koolant Koolers and Thompson Carmichael Holdings, Inc.

            Dover Resources manufactures components and equipment primarily for the automotive, fluid handling, petroleum and chemical industries. Its largest businesses are De-Sta-Co (compressor valves and workholding devices), OPW Fueling Components (gasoline nozzles and related service station equipment), Wilden Pump (air operated double diaphram pumps, acquired in 1998) and Blackmer (rotary vein and progressive cavity pumps and gas compressors). In addition to the Wilden purchase, in 1998 Dover Resources acquired Quartzdyne, a manufacturer of high-pressure quartz transducers used in the petroleum industry. In late 1996, Dover Resources acquired Tulsa Winch, a producer of winches and speed reducers and in 1997 Hydro Systems (cleaning chemical dispensing equipment). Other Dover Resources companies produce liquid monitoring, filtration and control systems, oil and gas production equipment, and other valve, instrumentation and control systems and products. During 1998, two Dover Resources companies made two "add-on" acquisitions: Hydro Systems acquired Nova Controls and De-Sta-Co acquired CCMOP.

            Dover Technologies sells assembly and testing equipment, screen printers, and soldering machines for the printed circuit board industry, as well as components for communications (including wireless) and military applications. The most significant business in this segment is Universal Instruments which, in 1998, suffered an operating profit decline of nearly 50% on about a 25% revenue decrease, substantially accounting for Technologies' lower performance. This overall decline reflects the periodic cyclical downturn in the electronics assembly and test equipment business. Universal Instruments is the world's largest producer of thru-hole printed circuit board assembly equipment, as well as a significant manufacturer of surface mount printed circuit board assembly equipment. For 1998, Dover Technologies' most profitable business was Imaje, a manufacturer of continuous inkjet marking systems, which was acquired in 1995. During 1996, Dover Technologies sold Measurement Systems, Inc., a manufacturer of manual positioning controls. In the third quarter of 1996, Quadrant, which is part of Dover Technologies, acquired KVG, a manufacturer of high frequency crystals and oscillators. In November 1996, Dover Technologies acquired Everett Charles Technologies, based in Pomona, California. Everett Charles is the leading producer of machines for the testing of circuitry on printed circuit boards before the boards are populated with components. In addition, it is the leader in design and manufacture of test fixtures for populated boards and the largest producer of spring-loaded test probes, which are used in both bare-board and populated-board testing. Late in 1997, Soltec acquired
Vitronics, a U.S. based manufacturer of reflow soldering ovens. In 1998, Dover Technologies made one add-on acquisition, atg test services, GmbH.

            Dover sells its products and services both directly and through various distributors, sales and commission agents and manufacturers representatives, in all cases consistent generally with the custom of the industry and market being served. For more information on these segments and their products, sales, markets served, earnings before tax and total assets for the six years ended December 31, 1998, see pages 10-22 and 33-34 of the 1998 Annual Report, which are hereby incorporated by reference.

Discontinued Operation

      Dover Elevator, which was the Company's fifth business segment for all of 1998, was sold to Thyssen Industrie AG on January 5, 1999 for $1.1 billion plus the sharing of certain expenses arising out of the transaction. The Company had earlier decided in May 1998 to spin-off Dover Elevator in a tax-free distribution to its stockholders to resolve management, operational and financial differences which resulted from operating dissimilar businesses within the same corporate group. The sale to Thyssen Industrie AG replaced the planned spin-off.

      Dover Elevator's business, principally the installation and service of a product based on largely mature technology, was seen as fundamentally different from Dover's other businesses which focused on manufacturing a variety of products based on sophisticated and developing technology. Dover Elevator's business was conducted by service employees at thousands of construction sites and buildings around the country, while Dover's other businesses are conducted largely by manufacturing employees centered in factories. As a result, Dover found that its experience in managing its other businesses, while transferable among those businesses, was not equally applicable to the elevator business, which consequently required a disproportionate amount of management attention.

            At the time of sale, Dover Elevator was the nation's largest manufacturer and installer, and one of the largest servicers of elevators for low and mid-rise buildings. Dover Elevator also participated in the high-rise market for new equipment and service and sold and serviced elevators in foreign markets, principally in Canada and Asia. Somewhat less than half of Dover Elevator's sales and almost all of its profits in 1998 were generated by the service business. In 1997, Dover Elevator sold its German and U.K. operations for a pre-tax gain of $32 million, based upon its analysis that they did not represent a sufficiently strong base for developing a meaningful position in Europe. For more information with respect to the operating results of Dover Elevator, see pages 2 and 28 of the 1998 Annual Report, which are hereby incorporated by reference.

            Although there is no fixed schedule for doing so, Dover intends to invest the after-tax proceeds from the sale (approximately $800 million) in stock repurchases and in acquisitions of existing companies that fit the Company's growth model.

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

Research and Development

            Dover's operating companies are encouraged to develop new products as well as upgrade and improve existing products to satisfy customer needs, expand sales opportunities, improve product reliability and reduce production costs. During 1998, approximately $131.3 million was spent on research and development, compared with $106.7 million and $93.7 million in 1997 and 1996, respectively, excluding spending by Dover Elevator.

Intellectual Property

            Dover holds or is licensed to use a substantial number of U.S. patents covering a number of its product lines, and to a far lesser degree patents in certain foreign countries where it conducts business. Dover licenses some of its patents to other companies for which it collects royalties which are not significant. These patents have been obtained over a number of years and expire at various times. Although patents in the aggregate are important to Dover, the loss or expiration of any one patent or group of patents would not materially affect Dover or any of its segments. Where patents have expired, Dover believes that its commitment to leadership in continuous engineering improvements, manufacturing techniques, and other sales, service and marketing efforts are significant to maintaining its general market leadership position. From time to time Dover has had disputes regarding its alleged use of other patented technology, most recently regarding claims by the Lemelson Foundation relating to vision systems and bar-coding technology. Dover expects to resolve any such matters without any material impact on its businesses.

            Many of the Company's products are sold under various registered and unregistered trademarks and tradenames owned or licensed by the Company. Among the most significant are: A-C Compressor, Belvac, Blackmer, De-Sta-Co, Davenport, DEK, Dover, Duncan, Everett Charles, Groen, Heil, Imaje, Marathon, Midland, Norris, OPW, Quadrant, Rotary Lift, Sargent, SWEP, Tipper Tie, Tranter, Universal, Wiseco and Wilden.

            In connection with the sale of Dover Elevator, which closed on January 5, 1999, the Company transferred all its intellectual property used by Dover Elevator to the buyers, with the exception of the Dover name and logo and certain patents in the United States, Australia, Canada and Great Britain which were used by Dover Elevator and other Dover segments. The Company granted the buyers a 3 1/2 year royalty-free license to use the Dover name and logo on Dover Elevator products made in the ordinary course of business within the territories in which Dover Elevator operated as of the sale. The buyers were granted an exclusive, paid-up irrevocable, worldwide license to use the 25 patents used by Dover Elevator and other Dover segments within the conduct of Dover Elevator's business after the sale, but only to the extent such business was conducted as of the sale.

Seasonality

            Dover's operations are generally not seasonal, although performance tends to be stronger in the second and fourth quarters of the year.

Customers

            Dover's businesses serve thousands of customers, no one of which accounted for more than 10% of the Company's consolidated revenues in 1998. Within each of the four segments, no customer accounted for more than 10% of that segment's sales in 1998.

Backlog

            Backlog generally is not a significant factor in Dover's businesses, as most of Dover's products have relatively short delivery periods. It is more relevant to those businesses in the segments, which produce larger and more sophisticated machines, or have long-term government contracts, primarily A-C Compressor, Belvac, Heil Trailer, Mark Andy, Sargent Controls and Universal.

            Total Company backlog as of December 31, 1998 and 1997 was $726 million and $796 million, respectively, excluding that backlog relating to the elevator business. The Company believes that this backlog may reasonably be filled during the fiscal year 1999.

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

            Within the other segments, competition is primarily domestic, although an increasing number of Dover subsidiaries see more international competitors and several serve markets which are predominatly international, particularly A-C Compressor, Alberta Oil Tool, Belvac, Civacon, CRL, De-Sta-Co, Duncan, Norris, OPW Fueling Components, Ronningen-Petter, Tipper Tie Technopak, Tranter, Wilden and Wittemann.

            In the Elevator segment, Dover competed for the manufacture and installation of elevators with a few generally large multinational competitors and maintained a strong domestic position. Its primary competitors were Otis, Westinghouse/Schindler and Montgomery/Kone. For service work, there were numerous local, regional and national competitors.

International

            For foreign sales, export sales and an allocation of the assets of the Company's continuing operations, see Note 14 to the Consolidated Financial Statements on page 32 of the 1998 Annual Report, which is incorporated herein by reference.

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

Employees

            The Company had about 23,350 employees as of December 31, 1998, excluding employees of Dover Elevator.

Item 2. PROPERTIES

The number, type, location and size of the Company's properties as of December 31, 1998 are shown on the following charts, by segment.

                    Number and Nature of        Square Footage
                        Facilities(1)               (000's)
                    ------------------------   ------------------
                            Ware-   Sales/
        Segment      Mfg.   house  Service      Owned     Leased
        -------      ----   -----  -------      -----     ------
      Diversified       32      9       51      2,428        716
      Industries        43     11       31      3,193        804
      Resources         61     13       32      2,540        512
      Technologies      53     12      114      1,194      1,139

                          Locations               Leased Facilities
                   -------------------------   ------------------------
                                               expiration dates (years)
                    North
        Segment    American   Europe   Other   Minimum         Maximum
        -------    --------   ------   -----   -------         -------
      Diversified        51       26       3       1              12
      Industries         62       11       1       1              15
      Resources          79       16       3       1              16
      Technologies       65       53      52       1              20

(1) Does not include properties owned by Dover Elevator, all of which were transferred to Thyssen Industrie AG and its direct and indirect subsidiaries on January 5.

            The facilities are generally well maintained and suitable for the operations conducted. The productive capacity of its plants is generally adequate for current needs.

Item 3. LEGAL PROCEEDINGS

            Dover is party to a number of legal proceedings arising out of the normal course of its businesses. In general, most claims arose in connection with activities of its Elevator segment operations and certain of its other businesses which make products used by the public. In connection with the sale of Dover Elevator, which closed on January 5, 1999, all liabilities of Dover Elevator were transferred to the buyers who have given the Company an appropriate indemnity.

            Dover is continuously involved with an examination by the Internal Revenue Service (the "IRS") of the Company's Federal income tax returns. The Company and the IRS have settled tax years through 1993, and during 1998, the IRS completed its examination of the Company's 1994 and 1995 Federal income tax returns. The Company expects to resolve these years in the near future, all within the amounts paid and/or reserved for these liabilities. The IRS is currently examining the Company's 1996 and 1997 Federal income tax returns. In addition, matters have arisen under various environmental laws, as well as under local regulatory compliance agencies. For a further description of such matters, see Note 10 to the Consolidated Financial Statements on page 30 of the 1998 Annual Report, which is incorporated herein by reference.

            The Company has also reviewed its exposure with respect to "Year 2000" issues, which is discussed in detail on pages 33-34 of the 1998 Annual Report, which are incorporated herein by reference.

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

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            No matter was submitted to the vote of the Company's security holders in the last quarter of 1998.

EXECUTIVE OFFICERS OF THE REGISTRANT

            All officers are elected annually at the first meeting of the Board of Directors following the annual meeting of stockholders and are subject to removal at any time by the Board of Directors. The executive officers of Dover as of March 1, 1999, and their positions with the Company (and, where relevant, prior business experience) for the past five years are as follows:

Name                    Age         Positions Held and Prior Business Experience
----                    ---         --------------------------------------------

Thomas L. Reece         56          Director, President and (since May 1994)
                                    Chief Executive Officer.

John F. McNiff          56          Director (since May 1996); Vice
                                    President-Finance and Treasurer.

Robert G. Kuhbach       51          Vice President, General Counsel and
                                    Secretary.

Robert A. Tyre          54          Vice President-Corporate Development (since
                                    February 1995); prior thereto President, Rye
                                    Transaction Consultants, Inc. (acquisition consultants), from February 1993 to January
                                    1995.

George F. Meserole      53          Vice President, Controller (since August,
                                    1998); prior thereto Assistant Controller.

Charles R. Goulding     49          Vice President, Taxation (since August,
                                    1998); prior thereto Director of Taxation.

Lewis E. Burns          60          Vice President and President of Dover
                                    Industries, Inc.

Rudolf J. Herrmann      48          Vice President and President of Dover
                                    Resources, Inc.

John E. Pomeroy         57          Director (since May 1998); Vice President
                                    and President of Dover Technologies
                                    International, Inc.

Jerry W. Yochum         60          Vice President and President of Dover
                                    Diversified, Inc.

                                     PART II

Item 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

            The principal market in which the Company's Common Stock is traded is the New York Stock Exchange. Information on the high and low sales prices of such stock, and the frequency and the amount of dividends paid during the last two years is set forth on Page 35 of the 1998 Annual Report and incorporated herein by reference. The Company's Common Stock is also listed on the London Stock Exchange.

            The number of holders of record of the Company's Common Stock as of March 1, 1999, as shown by the records of the Company's transfer agent was 13,000. This figure includes participants in the Company's 401(K) program.

            On December 16, 1998, pursuant to the 1996 Non-Employee Directors' Stock Compensation Plan, the Company issued 1,400 shares of its Common Stock to each of its three U.S. resident outside directors as compensation for serving as a director of the Company during 1998. At that time, the Company issued 2,000 shares of its Common Stock to each of its two non-U.S. residents outside directors who are not subject to U.S. withholding tax, as compensation for serving as a director of the Company during 1998. In addition, the Company issued 500 shares of its Common Stock to Mr. Anthony Ormsby, a non-U.S. resident outside director who retired from the Board in April, 1998.

Item 6. SELECTED FINANCIAL DATA

            The information for the years 1988 through 1998 is set forth in the table "11-Year Consolidated Summary of Selected Financial Data" in the 1998 Annual Report on pages 36 and 37 and is incorporated herein by reference.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

            The information set forth in the 1998 Annual Report on pages 33 and 34 is incorporated herein by reference.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

            INTEREST RATES

            The Company's exposure to market risk for changes in interest rates relates primarily to the fair value of long-term fixed interest rate debt, commercial paper borrowings and investments in cash equivalents. Generally, the fair market value of fixed-interest rate debt will increase as interest rates fall and decrease as interest rates rise. A 65 basis point increase in interest rates (10% of the Company's long-term debt interest rate) would have an immaterial effect on the fair value of the Company's long-term debt. Commercial paper borrowings under revolving credit facilities are at variable interest rates, and have maturities of three months or less. A 55 basis point increase in the interest rates (10% of the Company's weighted average commercial paper interest rate) on commercial paper borrowings would have an immaterial impact on the Company's pre-tax earnings. All highly liquid investments, including highly liquid debt instruments purchased with an original maturity of three months or less, are considered cash equivalents. The Company places its investments in cash equivalents with high credit quality issuers and limits the amount of exposure to any one issuer. A 54 basis point decrease in interest rates (10% of the Company's weighted average interest rate) would have an immaterial impact on the Company's pre-tax earnings. The Company does not enter into derivative financial or derivative commodity instruments for trading or speculative purposes.

            FOREIGN EXCHANGE

            The Company conducts business in various foreign currencies, primarily in Canada, Europe, Japan and other Asian countries. Therefore, changes in the value of the currencies of these countries affect the Company's financial position and cash flows when translated into U.S. Dollars. As of December 31, 1998 the Company had not established a foreign currency-hedging program. The Company has mitigated and will continue to mitigate a portion of its currency exposure through decentralized operating companies in which all costs are local-currency based. A 10% change in the value of all foreign currencies would have an immaterial effect on the Company's financial position and cash flows.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

            The information set forth in the 1998 Annual Report on pages 22 through 32 is incorporated herein by reference.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

            Not Applicable

                                    PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

            Ms. Magalen O. Bryant, Director of Carlisle Companies Incorporated and O'Sullivan Corp., has been a director of the Company since 1979 and will retire in April 1999. Mr. John F. Fort, a director of the Company from 1989 until his resignation on January 29, 1999, was Consultant, Full Circle Investments; Director of Tyco International Ltd. and formerly Chairman and Chief Executive Officer; and Director, Roper Industries. Mr. Anthony J. Ormsby, a private investor, was a director of the Company from 1971 until his retirement in April 1998. The information with respect to the continuing directors of the Company required to be included pursuant to this Item 10 is included under the caption "1. Election of Directors" in the 1999 Proxy Statement relating to the 1999 Annual Meeting of Stockholders filed with the Securities and Exchange Commission (the "Commission") pursuant to Rule 14a-6 under the Securities Exchange Act of 1934, as amended, and is incorporated in this Item 10 by reference. The information with respect to the executive officers of the Company required to be included pursuant to this Item 10 is included under the caption "Executive Officers of the Registrant" in Part I of this Annual Report on Form 10-K and is incorporated in this Item 10 by reference. The information with respect to Section 16(a) reporting compliance required to be included in this
Item 10 is included under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the 1999 Proxy Statement and is incorporated in this
Item 10 by reference.

Item 11. EXECUTIVE COMPENSATION

            The information with respect to executive compensation required to be included pursuant to this Item 11 is included under the caption "Executive Compensation" in the 1999 Proxy Statement and is incorporated in this Item 11 by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

            The information regarding security ownership of certain beneficial owners and management that is required to be included pursuant to this Item 12 is included under the captions "General" and "Security Ownership" in the 1999 Proxy Statement and is incorporated in this Item 12 by reference.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

            The information with respect to any reportable transaction, business relationship or indebtedness between the Company and the beneficial owners of more than 5% of the Common Stock, the directors or nominees for director of the Company, the executive officers of the Company or the members of the immediate families of such individuals that is required to be included pursuant to this
Item 13 is included under the caption "1. Election of Directors-Directors' Compensation" in the 1999 Proxy Statement and is incorporated in this Item 13 by reference.

                                     PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

      (a)   (1) Financial Statements

            The following consolidated financial statements of Dover Corporation and its subsidiaries are set forth in the 1998 Annual Report, which financial statements are incorporated herein by reference:

            (A)   Report of Independent Accountants.

            (B)   Consolidated balance sheets as of December 31, 1998 and 1997.

            (C) Consolidated statements of earnings, accumulated comprehensive earnings and retained earnings for the years ended December 31, 1998, 1997 and 1996.

            (D) Consolidated statements of cash flows for the years ended December 31, 1998, 1997 and 1996.

            (E)   Notes to consolidated financial statements.

            (2)   Financial Statement Schedule

            The following financial statement schedule is attached to Part IV of this report on form 10-K:

            Schedule II -- Valuation and Qualifying Accounts

            Report of Independent Accountants.

            All other schedules are not required and have been omitted.

            (3)   See (c) below.

      (b)   Current Reports on Form 8-K:

            On December 8, 1998, the Company filed with the Securities and Exchange Commision a required report on Form 8-K, with respect to the sale of its elevator business operations which contained unaudited pro-forma condensed consolidation financial information reflecting such sale.

      (c)   Exhibits:

              (2) Purchase Agreement dated as of November 23, 1998 by and among Thyssen Industrie AG, Thyssen Elevator Holding Corporation, as buyers, and Dover Corporation, as seller, filed as Exhibit 2.1 to the Company's Current Report on Form 8-K filed December 8, 1998, is incorporated by reference. Schedules relating to Purchase Price Allocation, U.S. Federal Income Taxes, Elevator Financial

                     Statements and Executive Employment Arrangements have been omitted, but will be furnished supplementally to the Securities and Exchange Commission upon request.

              (3)(i) Restated Certificate of Incorporation, filed as Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the Period Ended June 30, 1998, is incorporated by reference.

             (3)(ii) By-Laws of the Company filed as Exhibit 3.1 to Quarterly
                     Report on Form 10-Q for Period Ended June 30, 1998, are incorporated by reference.

              (4.1) Amended and Restated Rights Agreement, dated as of November 15, 1996, between Dover Corporation and Harris Trust Company of New York, filed as Exhibit 1 to Form 8-A/A dated November 15, 1996, is incorporated by reference.

              (4.2) Indenture, dated as of June 8, 1998 between Dover Corporation and The First national Bank Chicago, as Trustee, filed as Exhibit 4.1 to the Company's Current Report on Form 8-K filed June 12, 1998, is incorporated by reference.

              (4.3)  Form of 6.25% Note due June 1, 2008 ($150,000,000 aggregate principal amount), filed as Exhibit 4.3 to the company's Current Report on Form 8-K filed June 12, 1998, is incorporated by reference.

              (4.4)  Form of 6.65% Note due June 1, 2028 ($200,000,000 aggregate principal amount), filed as Exhibit 4.4 to the Company's Current Report on Form 8-K filed June 12, 1998, is incorporated by reference.

              (4.5) Form of Indenture between the Company and The First National Bank of Chicago, as Trustee, relating to the 6.45% Notes due November 15, 2005 (including the form of the note), filed as Exhibit 4 to the Company's Registration Statement on Form S-3 (Reg. No. 33-63713) filed under the Securities Act of 1933, is incorporated by reference.

              (4.6) The Company agrees to furnish to the Securities and Exchange Commission. Upon request, a copy of any instrument with respect to long-term debt under which the total amount of securities authorized does not exceed 10 percent of the total consolidated assets of the Company.

              (10.1) 1984 Incentive Stock Option and Cash Performance Program,
                     filed as Exhibit 10(a) to Annual Report on Form 10-K for year ended December 31, 1984, is incorporated by reference.*

              (10.2) Employee Savings and Investment Plan, filed as Exhibit 99 to Registration Statement on Form S-8 filed under Securities Act of 1933 (Reg. No.33-01419), is incorporated by reference.*

              (10.3) 1995 Incentive Stock Option and 1995 Cash Performance
                     Program, as amended.*

              (10.4) 1996 Non-Employee Directors' Stock Compensation Plan,
                     included as Exhibit A to the Proxy Statement, dated March 16, 1998 is incorporated by reference.*

              (10.5) Executive Officer Annual Incentive Plan, included as
                     Exhibit A to the Proxy Statement dated, March 16, 1998, is incorporated by reference.*

              (10.6) Form of Executive Severance Agreement.*

              (13) Incorporated portions of Dover's Annual Report to Stockholders for its fiscal year ended December 31, 1998 as filed with the Commission by EDGAR on March 23, 1999; are incorporated by reference.

              (21)   Subsidiaries of Dover.

              (23.1) Consent of PricewaterhouseCoopers LLP.

              (24)   Form of Power of Attrorney.

              (27)   Financial Data Schedule (in EDGAR filing only).

* Executive compensation plan or arrangement.

      (d)   Not applicable.

                                   SIGNATURES

            Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereto duly authorized.

                                       DOVER CORPORATION

                                       By: /s/ Thomas L. Reece
                                           -------------------------------------
                                           Thomas L. Reece
                                           President and Chief Executive Officer

                                       Date: March 29, 1999

            Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report to be signed below on behalf of the Registrant in the capacities and on the dates indicated.

Signature                           Title                            Date
---------                           -----                            ----

/s/ Thomas L. Reece
---------------------------
Thomas L. Reece               President and Chief Executive
                              Officer and Director
                              (Principal Executive Officer)       March 29, 1999

/s/ John F. McNiff
---------------------------
John F. McNiff                Treasurer and Director
                              (Principal Financial Officer)       March 29, 1999

/s/ George F. Meserole
---------------------------
George F. Meserole            Controller                          March 29, 1999
                              (Principal Accounting Officer)

/s/ Gary L. Roubos
---------------------------
Gary L. Roubos                Chairman and Director*              March 29, 1999

/s/ David H. Benson
---------------------------
David H. Benson               Director*                           March 29, 1999

/s/ Magalen O. Bryant
---------------------------
Magalen O. Bryant             Director*                           March 29, 1999

/s/ Jean-Pierre M. Ergas
---------------------------
Jean-Pierre M. Ergas          Director*                           March 29, 1999

/s/ Roderick J. Fleming
---------------------------
Roderick J. Fleming           Director*                           March 29, 1999

/s/ James L. Koley
---------------------------
James L. Koley                Director*                           March 29, 1999

/s/ John E. Pomeroy
---------------------------
John E. Pomeroy               Director*                           March 29, 1999


* By: /s/ Robert G, Kuhbach
      ---------------------
          Robert G. Kuhbach
          Attorney-in-Fact

                                  EXHIBIT INDEX

(2) Purchase Agreement dated as of November 23, 1998 by and among Thyssen Industrie AG, Thyssen Elevator Holding Corporation, as buyers, and Dover Corporation, as seller, filed as Exhibit 2.1 to the Company's Current Report on Form 8-K filed December 8, 1998, is incorporated by reference. Schedules relating to Purchase Price Allocation, U.S. Federal Income Taxes, Elevator Financial Statements and Executive Employment Arrangements have been omitted, but will be furnished supplementally to the Securities and Exchange Commission upon request.

(3)(i) Restated Certificate of Incorporation, filed as Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the Period Ended June 30, 1998, is incorporated by reference.

(3)(ii) By-Laws of the Company filed as Exhibit 3.1 to Quarterly Report on Form 10-Q for Period Ended June 30, 1998, are incorporated by reference.

(4.1) Amended and Restated Rights Agreement, dated as of November 15, 1996, between Dover Corporation and Harris Trust Company of New York, filed as Exhibit 1 to Form 8-A/A dated November 15, 1996, is incorporated by reference.

(4.2) Indenture, dated as of June 8, 1998 between Dover Corporation and The First National Bank Chicago, as Trustee, filed as Exhibit 4.1 to the Company's Current Report on Form 8-K filed June 12, 1998, is incorporated by reference.

(4.3)       Form of 6.25% Note due June 1, 2008 ($150,000,000 aggregate principal amount), filed as Exhibit 4.3 to the Company's Current Report on Form 8-K filed June 12, 1998, is incorporated by reference.

(4.4)       Form of 6.65% Note due June 1, 2028 ($200,000,000 aggregate principal amount), filed as Exhibit 4.4 to the Company's Current Report on Form 8-K filed June 12, 1998, is incorporated by reference.

(4.5) Form of Indenture between the Company and The First National Bank of Chicago, as Trustee, relating to the 6.45% Notes due November 15, 2005 (including the form of the note), filed as Exhibit 4 to the Company's Registration Statement on Form S-3 (Reg. No. 33-63713) filed under the Securities Act of 1933, is incorporated by reference.

(4.6) The Company agrees to furnish to the Securities and Exchange Commission. Upon request, a copy of any instrument with respect to long-term debt under which the total amount of securities authorized does not exceed 10 percent of the total consolidated assets of the Company.

(10.1)      1984 Incentive Stock Option and Cash Performance Program, filed as
            Exhibit 10(a) to Annual Report on Form 10-K for year ended December 31, 1984, is incorporated by reference.*

(10.2) Employee Savings and Investment Plan, filed as Exhibit 99 to Registration Statement on Form S-8 filed under Securities Act of 1933 (Reg. No.33-01419), is incorporated by reference.*

(10.3) 1995 Incentive Stock Option and 1995 Cash Performance Program, as amended.*

(10.4) 1996 Non-Employee Directors' Stock Compensation Plan, included as Exhibit A to the Proxy Statement, dated March 16, 1998 is incorporated by reference.*

(10.5) Executive Officer Annual Incentive Plan, included as Exhibit A to the Proxy Statement, dated March 16, 1998, is incorporated by reference.*

(10.6)      Form of Executive Severance Agreement.*

(13)        Incorporated portions of Dover's Annual Report to
            Stockholders for its fiscal year ended December 31, 1998 as filed with the Commission by EDGAR on March 23, 1999; are incorporated by reference.


(21)        Subsidiaries of Dover.

(23.1)      Consent of PricewaterhouseCoopers LLP.

(24)        Form of Power of Attorney.

(27)        Financial Data Schedule (in EDGAR filing only).

* Executive compensation plan or arrangement.

                                                                     SCHEDULE II

                       DOVER CORPORATION AND SUBSIDIARIES
                        Valuation and Qualifying Accounts

                    Years Ended December 31, 1998, 1997, 1996

                                                Additions
                                   Balance at   Charged to                 Balance at
                                  Beginning of   Cost and     Deductions    Close of
                                      Year        Expense        (1)          Year
                                      ----        -------        ---          ----
                                             (000's omitted)
Year Ended December 31, 1998
   Allowance for Doubtful Accounts   $19,468      $ 6,542      $ 5,055      $20,955

Year Ended December 31, 1997
   Allowance for Doubtful Accounts   $16,569      $ 7,248      $ 4,349      $19,468

Year Ended December 31, 1996
   Allowance for Doubtful Accounts   $15,907      $ 4,472      $ 3,810      $16,569

Notes:

(1) Represents uncollectible accounts written off and reduction of prior years' over-provision less recoveries of accounts previously written off, net of $540, $1 ,499 and $921 related to acquisitions and divestitures in 1998, 1997 and 1996, respectively.

                                                   Charged,
                                   Balance at    (Credited) to               Balance at
                                  Beginning of     Cost and       Acq. by     Close of
                                      Year          Expense        Merger       Year
                                      ----          -------        ------       ----
                                               (000's omitted)

Year Ended December 31, 1998
   Lifo Reserve                      $40,629        $  (189)     $    --      $40,440

Year Ended December 31, 1997
   Lifo Reserve                      $39,787        $   842      $    --      $40,629

Year Ended December 31, 1996
   Lifo Reserve                      $39,616        $   171      $    --      $39,787

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Stockholders of Dover Corporation:

Our audits of the consolidated financial statements referred to in our report dated February 5, 1999 appearing in the 1998 Annual Report to Shareholders of Dover Corporation, which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K also included an audit of the financial statement schedules listed in item 14(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all materials respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

                                    PricewaterhouseCoopers  LLP

New York, New York
February 5, 1999