Form 10-Q
period 1999-03-31
DOVER CORP
filed 1999-04-22
CIK 29905

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q



               Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934



For three months ended March 31, 1999                 Commission File No. 1-4018



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


The number of shares outstanding of the Registrant's common stock as of the close of the period covered by this report was 213,383,374.

                         Part. I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                       DOVER CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENT OF EARNINGS
                          THREE MONTHS ENDED MARCH 31,
                                  (000 OMITTED)

                                                              UNAUDITED
                                                          1999          1998
                                                        ---------     --------
Net sales                                               $ 969,755     $930,496
Cost of sales                                             626,882      598,372
                                                        ---------     --------
    Gross profit                                          342,873      332,124
Selling & administrative expenses                         233,719      214,503
                                                        ---------     --------
    Operating profit                                      109,154      117,621
                                                        ---------     --------
Other deductions (income):
  Interest expense                                         13,623       11,839
  Interest income                                          (9,204)      (5,180)
  Foreign exchange                                            277        1,079
  All other, net                                             (306)      (1,345)
                                                        ---------     --------
       Total                                                4,390        6,393
                                                        ---------     --------
Earnings before taxes on income                           104,764      111,228
     Federal & other taxes on income                       35,544       37,385
                                                        ---------     --------
Net earnings from continuing operations                    69,220       73,843
Earnings from discontinued operations, net of tax                       16,152
Gain on sale of discontinued operations, net of tax       523,938
                                                        ---------     --------
Net earnings                                            $ 593,158     $ 89,995
                                                        =========     ========

Weighted average number of common shares
       outstanding during the period
     - Basic                                              216,928      222,775
                                                        =========     ========
     - Diluted                                            218,326      224,822
                                                        =========     ========

Net earnings per share:
Basic -   Continuing                                    $    0.32     $   0.33
          Discontinued                                         --         0.07
          Gain on sale                                       2.41           --
                                                        ---------     --------
          Net earnings                                  $    2.73     $   0.40
                                                        =========     ========

Diluted - Continuing                                    $    0.32     $   0.33
          Discontinued                                         --         0.07
          Gain on sale                                       2.40           --
                                                        ---------     --------
          Net earnings                                  $    2.72     $   0.40
                                                        =========     ========

See Notes to Consolidated Financial Statements.

                CONSOLIDATED STATEMENT OF COMPREHENSIVE EARNINGS
                          THREE MONTHS ENDED MARCH 31,
                                  (000 OMITTED)

                                                                           UNAUDITED
                                                                       1999         1998
                                                                    ---------     --------
Net earnings                                                        $ 593,158     $ 89,995
                                                                    ---------     --------
Other comprehensive earnings, net of tax:
     Foreign currency translation adjustments                         (25,090)      (1,344)
          Less: reclassification adjustment for adjustments
                   included in net earnings                                --           --
                                                                    ---------     --------
     Total foreign currency translation adjustments                   (25,090)      (1,344)
                                                                    ---------     --------
     Unrealized gains (losses) on securities:
         Unrealized holding gains (losses) arising during period           --       (3,312)
          Less: reclassification adjustment for gains (losses)
                   included in net earnings                                --            6
                                                                    ---------     --------
                                                                           --       (3,318)
                                                                    ---------     --------
Other comprehensive earnings                                          (25,090)      (4,662)
                                                                    ---------     --------
Comprehensive earnings                                              $ 568,068     $ 85,333
                                                                    =========     ========

                       DOVER CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED STATEMENT OF RETAINED EARNINGS
                          THREE MONTHS ENDED MARCH 31,
                                  (000 OMITTED)

                                                UNAUDITED
                                            1999          1998
                                         ----------    ----------
Retained earnings at January 1           $1,992,991    $1,703,335
Net earnings                                593,158        89,995
                                         ----------    ----------
                                          2,586,149     1,793,330

Deduct:
   Common stock cash dividends
   $ 0.105 per share ($0.095 in 1998)        22,685        21,175
                                         ----------    ----------
Retained earnings at end of period       $2,563,464    $1,772,155
                                         ==========    ==========

                       DOVER CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                  (000 OMITTED)

                                                            UNAUDITED
                                                          March 31, 1999   December 31, 1998
                                                          --------------   -----------------
Assets:
Current assets:
 Cash & cash equivalents                                   $   519,942        $    96,774
 Marketable securities                                              --                 --
 Receivables, net of allowance for doubtful accounts           611,711            575,630
 Inventories                                                   607,478            559,267
 Prepaid expenses                                               80,126             72,853
                                                           -----------        -----------
    Total current assets                                     1,819,257          1,304,524
                                                           -----------        -----------
Property, plant & equipment (at cost)                        1,337,265          1,282,436
Accumulated depreciation                                      (749,665)          (710,473)
                                                           -----------        -----------
  Net property, plant & equipment                              587,600            571,963
                                                           -----------        -----------
Intangible assets, net of amortization                       1,547,967          1,438,793
Other intangible assets                                          7,358              7,358
Deferred charges & other assets                                 32,917             59,755
Net assets of discontinued operations                               --            244,883
                                                           -----------        -----------
                                                           $ 3,995,099        $ 3,627,276
                                                           ===========        ===========

Liabilities:
Current liabilities:
 Notes payable                                             $   104,696        $   427,529
 Current maturities of long-term debt                            6,472              6,060
 Accounts payable                                              193,843            187,738
 Accrued compensation & employee benefits                      125,804            149,855
 Accrued insurance                                              49,243             43,246
 Other accrued expenses                                        199,155            175,036
 Income taxes                                                  372,021                283
                                                           -----------        -----------
    Total current liabilities                                1,051,234            989,747
                                                           -----------        -----------
Long-term debt                                                 609,182            610,090
Deferred taxes                                                  56,596             50,196
Other deferrals (principally compensation)                      61,378             66,359

Stockholders' equity:
Preferred stock                                                     --                 --
Common stock                                                   236,030            235,571
Additional paid-in surplus                                      27,907             18,630

Cumulative translation adjustments                             (52,333)           (27,243)
Unrealized holding gains (losses)                                   51                 51
                                                           -----------        -----------
Accumulated other comprehensive earnings                       (52,282)           (27,192)
                                                           -----------        -----------
Retained earnings                                            2,563,464          1,992,991
                                                           -----------        -----------
  Subtotal                                                   2,775,119          2,220,000
Less: treasury stock                                           558,410            309,116
                                                           -----------        -----------
                                                             2,216,709          1,910,884
                                                           -----------        -----------
                                                           $ 3,995,099        $ 3,627,276
                                                           ===========        ===========


See Notes to Consolidated Financial Statements.

                       DOVER CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                          THREE MONTHS ENDED MARCH 31,
                                  (000 OMITTED)

                                                                                   UNAUDITED
                                                                              1999           1998
                                                                           -----------     ---------
Cash flows from operating activities:
Net earnings                                                               $   593,158     $  89,995
                                                                           -----------     ---------
Adjustments to reconcile net earnings to net cash
  provided by operating activities:
  Income from discontinued operations                                               --       (16,152)
  Gain on sale of discontinued business                                       (523,938)
  Depreciation                                                                  29,146        25,808
  Amortization                                                                  14,036        11,699
  Net increase (decrease) in deferred taxes                                      3,637         4,962
  Net increase (decrease) in LIFO reserves                                         570           486
  Increase (decrease) in deferred compensation                                  (4,960)       (2,573)
  Other, net                                                                    (7,090)       (3,532)
  Changes in assets & liabilities (excluding acquisitions):
    Decrease (increase) in accounts receivable                                  (9,864)       18,436
    Decrease (increase) in inventories, excluding LIFO reserve                 (11,272)      (34,038)
    Decrease (increase) in prepaid expenses                                     (6,419)         (167)
    Increase (decrease) in accounts payable                                     (7,116)         (256)
    Increase (decrease) in accrued expenses                                    (33,004)      (38,847)
    Increase (decrease) in federal & other taxes on income                        (194)       28,437
                                                                           -----------     ---------
  Total adjustments                                                           (556,468)       (5,737)
                                                                           -----------     ---------
Net cash provided by operating activities                                       36,690        84,258
                                                                           -----------     ---------

Cash flows from (used in) investing activities:
  Net sale (purchase) of marketable securities                                      --        (2,339)
  Additions to property, plant & equipment                                     (26,305)      (24,926)
  Acquisitions, net of cash & cash equivalents                                (164,048)     (117,038)
  Proceeds from sale of business                                             1,169,599            --
  Purchase of treasury stock                                                  (249,294)       (1,028)
                                                                           -----------     ---------
Net cash from (used in) investing activities                                   729,952      (145,331)
                                                                           -----------     ---------

Cash flows from (used in) financing activities:
  Increase (decrease) in notes payable                                        (324,350)       68,221
  Increase (decrease) in long-term debt                                           (989)       (1,062)
  Proceeds from exercise of stock options                                        4,550         4,161
  Cash dividends to stockholders                                               (22,685)      (21,175)
                                                                           -----------     ---------
Net cash from (used in) financing activities                                  (343,474)       50,145
                                                                           -----------     ---------

                                                                           -----------     ---------
Cash from discontinued operations                                                   --       (14,254)
                                                                           -----------     ---------

Net increase (decrease) in cash & cash equivalents                             423,168       (25,182)
Cash & cash equivalents at beginning of period                                  96,774       103,111
                                                                           -----------     ---------
Cash & cash equivalents at end of period                                   $   519,942     $  77,929
                                                                           ===========     =========


See Notes to Consolidated Financial Statements.

                         DOVER CORPORATION CONSOLIDATED
                             MARKET SEGMENT RESULTS
                                   (unaudited)

                                                            EARNINGS                           SALES
First quarter ended March 31, :                      1999              1998 *           1999           1998 *
-------------------------------                 -------------     -------------     ------------    ------------
Dover Industries                                $  37,284,000     $  34,014,000     $258,706,000    $229,494,000
Dover Technologies                                 24,614,000        33,699,000      288,120,000     297,657,000
Dover Diversified                                  24,906,000        28,637,000      230,580,000     210,275,000
Dover Resources                                    26,933,000        32,046,000      193,757,000     194,301,000
                                                                                    ------------    ============
   Subtotal (after intramarket eliminations)      113,737,000       128,396,000     $969,755,000    $930,496,000
                                                                                    ============    ============
Corporate expense & interest net                   (8,973,000)      (17,168,000)
                                                -------------     -------------
Earnings before taxes on income                   104,764,000        111,228,000
Taxes on income                                    35,544,000         37,385,000
                                                -------------     -------------
Net earnings - Continuing Operations               69,220,000         73,843,000
Earnings from discontinued operations    *                            16,152,000
Gain on sale of discontinued operations   *       523,938,000
                                                -------------     --------------
Net earnings                                    $ 593,158,000     $   89,995,000
                                                =============     ==============

* On January 5, 1999, Dover completed the sale of its elevator business to Thyssen Industrie AG for $1.17 billion. Results for 1998 have been restated to classify the elevator business as discontinued.

                       DOVER CORPORATION AND SUBSIDIARIES
                       MARKET SEGMENT IDENTIFIABLE ASSETS
                                  (000 OMITTED)

                                          UNAUDITED
                                          March 31,     December 31,
                                            1999            1998
                                         -----------    ------------
Dover Industries                         $   738,243     $  732,136
Dover Technologies                         1,098,717      1,000,209
Dover Diversified                            909,561        802,872
Dover Resources                              771,815        781,933
Corporate (1)                                476,763         65,243
                                         -----------     ----------
Total Continuing                           3,995,099      3,382,393
Net assets of discontinued operations             --        244,883
                                         -----------     ----------

Consolidated Total                       $ 3,995,099     $3,627,276
                                         ===========     ==========

(1)   - Principally cash and equivalents

                       DOVER CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1999


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

         On January 5, 1999 the company sold the Dover Elevator International segment. The results of prior year first quarter have been restated to show the segment as discontinued operations.

NOTE B - Inventory

Inventories, by components, are summarized as follows :

                                      (000 omitted)
                                --------------------------
                                UNAUDITED
                                March 31,     December 31,
                                  1999           1998
                                ---------     ------------
Raw materials                   $238,384       $220,467
Work in progress                 189,359        175,117
Finished goods                   220,746        204,123
                                --------       --------
Total                            648,489        599,707
Less LIFO reserve                 41,011         40,440
                                --------       --------
Net amount per balance sheet    $607,478       $559,267
                                ========       ========

NOTE C - Accumulated other comprehensive earnings

Accumulated other comprehensive earnings, by components are summarized as follows:

                          UNAUDITED            (000 omitted)
                        ---------------------------------------------
                         ACCUMULATED
                            OTHER                         Unrealized
                        COMPREHENSIVE     Cumulative       Holding
                           EARNINGS      Translation        Gains
                           (LOSSES)      Adjustments       (losses)
                        -------------    ------------    ------------
Beginning balance        $   (27,192)    $   (27,243)    $         51
Current-period change        (25,090)        (25,090)               0
                         -----------     -----------     ------------
Ending balance           $   (52,282)    $   (52,333)    $         51
                         ===========     ===========     ============

NOTE D - Additional Information

         For a more adequate understanding of the Company's financial position operating results, business properties and other matters, reference is made to the Company's Annual Report on Form 10-K which was filed with the Securities and Exchange Commission on March 30, 1999.

         On January 5, 1999, Dover completed the sale of it's Elevator business to Thyssen Industrie AG for $1.17 billion. Results for first quarter 1998 have been restated to classify the elevator business as discontinued.

         Net earnings as reported was used in computing both basic EPS and diluted EPS without further adjustment. The Company does not have a complex capital structure; accordingly, the entire difference between basic weighted average shares and diluted weighted average shares results from assumed stock option exercise. The diluted EPS computation was made using the treasury stock method.

         In June 1998, the FASB issued statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", effective for all fiscal quarters of all fiscal years beginning after June 15, 1999. The Company does not expect the statement to have a significant effect on its current financial reporting and disclosure requirements.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS

(1)    MATERIAL CHANGES IN CONSOLIDATED FINANCIAL CONDITION:

         The Company's liquidity increased during the first three months of 1999 as compared to the position at December 31, 1998. The proceeds from sale of elevator business ($1.17 billion), net of amounts invested in treasury stock ($249 million) and acquisitions ($166 million) is the principle reason for the increase in liquidity.

         Working capital increased from $314,777 million at the end of last year to $768,023 million at March 31, 1999.

         The Company repurchased 7,482,000 shares of its common stock in the first quarter, paying an average price of $33 per share. This investment of $249 million, plus the $166 million of acquisitions described below, redeploys about one-half of the after-tax proceeds from the sale of the elevator business. The balance, plus the Company's normal free cash flow, will continue to be invested in solid, fairly-priced acquisition transactions and in opportunistic share repurchases.

         The Company completed five add-on and one stand-alone acquisitions during the quarter at a combined cost of $166 million. The largest of these was Alphasem (Switzerland) a maker of semiconductor manufacturing equipment - which joins the Company's Universal Instruments. Alphasem is well known for its die bonders and sorters used in back-end semiconductor assembly. Its technology in this area will help Universal's Advanced Manufacturing Assembly business in the area of "array" package placement.

         Van Dam (Netherlands) a maker of equipment for printing on plastic material joins Belvac; Hydra-Tight (U.K.) a leader in bolt tensioning and other mechanical jointing products joins Waukesha Bearings; TTI Testron (test fixtures) will be integrated into Everett Charles; and EMA (Brazil) gives De-Sta-Co Industries a position in that market for manual and power clamps.

         Dover Diversified completed the only stand-alone acquisition - Graphic Microsystems (California), which manufactures pressroom automation equipment for precise color measurement and ink control. Its expertise in opto-electronics and machine control has created systems that increase a printer's ability to handle complex, shorter-run printing jobs while improving quality and reducing ink consumption and scrap.

         These acquisitions, as a group, have an annualized sales volume of about $150 million. Their profit impact in 1999 will be small due to acquisition write-offs, imputed financing costs, and the soft current electronics market for Alphasem and TTI Testron.

         At March 31, 1999, net debt (defined as long-term debt plus current maturities on long-term debt plus notes payable less cash and equivalents and marketable securities) of $200.4 million represented 8.3% of total capital. This compares with 33.1% at December 31, 1998.


(2)      MATERIAL CHANGES IN RESULTS OF OPERATIONS:

         The Company earned $2.72 per diluted share in its first quarter ending March 31, compared to $.40 per share in the first quarter of 1998. This year's figure includes $2.40 per share ($524 million) realized from the sale of its elevator business, concluded in early January, while the 1998 figure includes $.07 earned by the elevator business.

         Continuing operations earned $.32 per share in the first quarter, compared to $.33 per share in the prior year. The decision to exit from two small operations in this year's first quarter resulted in a pretax charge of $3.7 million, equivalent to slightly more than one cent per share.

         Non-operational factors at the Company largely offset the $14.6 million (11%) decline in segment profits described below. Interest costs dropped $6.7 million and average diluted shares outstanding dropped 3%, reducing the earnings per share decline to 3%.

DOVER INDUSTRIES:

         Dover Industries was the only market segment to achieve a gain in first quarter earnings which exceeded prior year by 10% on a 13% sales gain. Acquisitions made during 1998 (principally PDQ - car washing equipment) represented $1.3 million of the $3.3 million gain in segment profits. Most Industries companies achieved sales and earnings gains, which were strongest at Heil Environmental and Rotary Lift. The U.S. market for refuse trucks, and Heil's position within it, are strong, as reflected in a 24% increase in shipments and book-to-bill ratio of 1.22. Rotary achieved higher sales and margins as its more competitive posture in the market place raised unit volume substantially and permitted unit cost reduction. Total bookings at Industries were 1.06x shipments for the quarter. In March they were 34% above prior year (20% adjusted for acquisitions).

DOVER TECHNOLOGIES:

         Technologies' segment profits declined $9 million (27%), primarily due to continued softness in its four companies that serve the circuit board assembly and test market (CBAT). Sales in this market were down 8% (13% adjusted for acquisitions) with a $7 million decline in operating profits. Imaje realized lower, but still excellent, margins on increased sales. Strong gains in several of Quadrant's product lines (notably high frequency oscillators and filters used in wired communications) offset declines in other areas especially components used in wireless communication infrastructure. Provision was also made for a $1.3 million non-recurring loss anticipated from the sale of product line. Book-to-bill ratios were above 1.0 at most companies, and averaged 1.07 for CBAT and 1.06 for Technologies as a whole.

DOVER DIVERSIFIED:

         Profits in the Diversified segment fell $3.7 million (13%) despite a 10% sales gain. The profit decline includes a $2.4 million loss from the shut down of a facility acquired by Tranter early last year. Operating profits for Belvac's can making machines dropped by more than $4 million reflecting low year-end backlog and continued low spending on new equipment by can makers. The majority of Diversified's other businesses also earned less than last year with only Sargent, SWF, and Waukesha achieving gains. Acquisitions made subsequent to the close of last year's first quarter added $29 million to Segment sales and about $5 million to earnings (after acquisition premium write-offs). Diversified's book-to-bill in the quarter was 1.05, mostly due to strength at A-C Compressor which has long lead times between orders and shipments.

DOVER RESOURCES:

         Profits in the Resources segment dropped $5.1 million (16%) from prior year, primarily due to a decline of $5.5 million in the Petroleum Equipment Group and Quartzdyne whose sales fell over 50%. New investment in oil/gas drilling and related production equipment has been severely impacted by low energy prices since the second quarter of last year. A record performance by OPW-Fueling Components, smaller gains at two other companies, and the addition of $2.5 million from acquisitions (primarily Wilden) offset declines at several other companies. The Resources' companies involved in energy and chemical transfer products (Wilden, Blackmer, Cook and OPW-Fluid Transfer Group) have experienced modest sales slow-downs with larger profit decreases (due to the high marginal profitability of their products). Combined margins in these four businesses dropped 4 points to 19%. Resources had a .95 book-to-bill ratio for the quarter and expects only a modest sequential improvement in profits in the second quarter.

OUTLOOK:

         In mid-March the Company told a group of security analysts (press release 3/16) that it expected first quarter EPS to exceed $.30 per share but be below Wall Streets' expectations, which had been in the mid to high $.30's. The Company expects earnings levels to improve during the balance of the year, but with strong growth delayed until recovery begins in the Technology segment.

YEAR 2000:

         The Company has taken action to assess the nature and extent of the work required to make its systems, products, factories and infrastructure Year 2000 ready. The Company is approaching resolution of Year 2000 problems along two separate tracks: (1) Corporate and Subsidiary Offices and Dover-wide information systems. (2) Company-by-Company for each of the Company's 46 separate businesses. Corrective action has been ongoing for several years. Additionally, the Company is evaluating Year 2000 readiness of suppliers and where critical suppliers are not Year 2000 ready, the Company will monitor their progress and take appropriate actions.

At the corporate/subsidiary level, appropriate remediation has been completed for telecommunications equipment, and computer equipment and critical systems and the Company believes they are Year 2000 compliant.

At the operating company level, each business has taken responsibility for its own Year 2000 compliance and has assembled working groups to deal with critical plant and office equipment; products, including " fixes " for any previous product generations that are Year 2000 sensitive; software; and the ability of critical suppliers to maintain deliveries. Progress of the working groups is monitored by each company President and reported to Subsidiary and Corporate management.

As of March 31, 1999 each of the 46 companies has gone through a process to take an inventory of critical systems, to make an assessment of Year 2000 readiness of those systems, to perform necessary remediation including replacing or updating existing systems as needed, and to perform appropriate Year 2000 testing. More than two-thirds of the Company's 46 companies have completed these procedures. All others have identified specific problems remaining and have action plans to solve them by June 30, 1999. Further, the Company believes products of all of these companies are either Year 2000 compliant or can be made so by customers, using "fixes" already developed. Based on current progress and future plans, the Company believes that the Year 2000 date change will not significantly affect the Company's ability to deliver products and services to its customers on a timely basis.

During 1997, 1998 and the first three months of 1999 the Company and its companies spent approximately $22 million, $27 million and $4 million, respectively, on computer equipment, software, and non-employee consultants. Most of these expenditures were for new systems and improved functionality, but an undetermined amount also served to meet Year 2000 compliance needs. The Company and its companies do not separately track the internal cost incurred for the Y2K project.

While no amount of preparation and testing can guarantee Year 2000 compliance, the Company intends to complete its Year 2000 readiness during 1999, and does not anticipate that expenditures to reach this goal will be material. Moreover, due to the decentralized nature of the Company and the lack of reliance on shared or "centralized" systems by its operating companies, the Company believes that any Year 2000 problems that might become evident after 1999 will not be material to the Company. Appropriate contingency plans will be developed in critical areas if deemed necessary. However, given the uncertain consequences of failure to resolve significant Year 2000 issues, there can be no assurance that any one or more such failures would not have a material adverse effect on the actual outcomes and results could be affected by future factors including, but not limited to, the continued availability of skilled personnel, cost control, the ability to locate and remediate software code problems, critical suppliers and subcontractors meeting their commitments to be Year 2000 ready, and timely actions by customers.

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

This "Year 2000 Plan" constitutes a "Year 2000 Readiness Disclosure" within the meaning of the "Year 2000 Information and Readiness Disclosure Act."

EUROPEAN MONETARY UNION - EURO:

On January 1, 1999, several member countries of the European Union established fixed conversion rates between their existing sovereign currencies, and adopted the Euro as their new common legal currency. The Euro conversion may affect cross-border competition by creating cross-border price transparency. The Company's businesses are assessing their pricing/marketing strategy in order to ensure that it remains competitive in a broader European market. The Company is also assessing its information technology systems to allow for transactions to take place in both the legacy currencies and the Euro and the eventual elimination of the legacy currencies, and reviewing whether certain existing contracts will need to be modified. Final accounting, tax and governmental legal and regulatory guidance generally has not been provided in final form. The Company will continue to evaluate issues involving the introduction of the Euro. Based on current information and the Company's current assessment, it does not expect that the Euro conversion will have a material adverse effect on its business, results of operations, cash flows or financial condition.

PART II OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

    (a)  Exhibits

         (10.1) Dover Corporation Supplemental Executive Retirement Plan, as
                Amended

         (10.2) Form of Executive Employee Supplemental Retirement Agreement -
                Agreement Letter

         (27)   Financial Data Schedule.  (EDGAR filing only)


    (b)  No reports on Form 8-K were filed this quarter.

                                   Signatures


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        DOVER CORPORATION




Date:    April 20, 1998                 /s/ John F. McNiff
     -----------------------            ----------------------------------------
                                        John F. McNiff, Chief Financial Officer,
                                        Vice President and Treasurer




Date:    April 20, 1998                 /s/ George F. Meserole
     -----------------------            ----------------------------------------
                                        George F. Meserole, Chief Accounting
                                        Officer, Vice President and Controller