Form 10-K/A
period 1998-12-31
DOVER CORP
filed 1999-06-29
CIK 29905

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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past ninety days. Yes [X] No. [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of close of business March 1,1999 was $6,858,775,697. Registrant's price as reported on the New York Stock Exchange - Composite Transaction for March 1, 1999 was $34.125 per share.

The number of outstanding shares of the Registrant's common stock as of March 1, 1999 was 215,894,434.

DOCUMENTS INCORPORATED BY REFERENCE

Part I, II, and IV -    Certain portions of the annual report to Stockholders
                        for Fiscal Year Ended December 31, 1998 (the "1998
                        Annual Report").

Parts II, and III -     Certain portions of the Proxy Statement for Annual
                        Meeting to be held on March 18, 1999 (the "1999 Proxy
                        Statement")

The undersigned Registrant hereby amends the following items, financial statements, exhibits or other portions of its 1998 Annual Report on Form 10-K as set forth in the pages attached hereto:

Information, amended financial statements and exhibits required by Form 11-K with respect to Dover Corporation Retirement Savings Plan for the year ended December 31, 1998, pursuant to Rule 15d-21 under the Securities Exchange Act of 1934.

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


Dated: June 28, 1999