Form 10-Q
period 1999-06-30
DOVER CORP
filed 1999-07-30
CIK 29905

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

             Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

For six months ended June 30, 1999                   Commission File No. 1-4018



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

The number of shares outstanding of the Registrant's common stock as of the close of the period covered by this report was 208,410,002.

                         Part. I. FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS

                       DOVER CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENT OF EARNINGS
                           Three Months Ended June 30,
                                  (000 omitted)

                                                                   UNAUDITED
                                                             1999                1998
                                                         -----------         -----------
Net sales                                                $ 1,077,850         $ 1,009,772
Cost of sales                                                687,705             650,857
                                                         -----------         -----------
    Gross profit                                             390,145             358,915
Selling & administrative expenses                            241,615             224,508
                                                         -----------         -----------
    Operating profit                                         148,530             134,407
                                                         -----------         -----------
Other deductions (income):
  Interest expense                                            12,329              13,925
  Interest income                                             (4,097)             (6,806)
  Foreign exchange                                              (700)                637
  All other, net                                              (1,827)             (1,549)
                                                         -----------         -----------
       Total                                                   5,705               6,207
                                                         -----------         -----------
Earnings before taxes on income                              142,825             128,200
     Federal & other taxes on income                          49,515              43,492
                                                         -----------         -----------
Net earnings from continuing operations                       93,310              84,708
Earnings from discontinued operations, net of tax                                 15,346
                                                         ===========         ===========
Net earnings                                             $    93,310         $   100,054
                                                         ===========         ===========

Weighted average number of common shares
       outstanding during the period
     - Basic                                                 213,796             222,901
                                                         ===========         ===========
     - Diluted                                               215,248             224,692
                                                         ===========         ===========

Net earnings per share:
Basic - Continuing                                       $      0.44         $      0.38
              Discontinued                                        --                0.07
                                                         ===========         ===========
              Net earnings                               $      0.44         $      0.45
                                                         ===========         ===========

Diluted - Continuing                                     $      0.44         $      0.38
              Discontinued                                        --                0.07
                                                         ===========         ===========
              Net earnings                               $      0.44         $      0.45
                                                         ===========         ===========


See Notes to Consolidated Financial Statements.

                CONSOLIDATED STATEMENT OF COMPREHENSIVE EARNINGS
                           Three Months Ended June 30,
                                  (000 omitted)

                                                                                           UNAUDITED
                                                                                      1999              1998
                                                                                   ---------         ---------
Net earnings                                                                       $  93,310         $ 100,054
                                                                                   ---------         ---------
Other comprehensive earnings, net of tax:
     Foreign currency translation adjustments                                        (15,289)              126
          Less: reclassification adjustment for adjustments
                   included in net earnings                                               --              (486)
                                                                                   ---------         ---------
     Total foreign currency translation adjustments                                  (15,289)              612
                                                                                   ---------         ---------
     Unrealized gains (losses) on securities:
         Unrealized holding gains (losses) arising during period                          (5)            3,285
          Less: reclassification adjustment for gains (losses)
                   included in net earnings                                               --             5,707
                                                                                   ---------         ---------
     Total unrealized gains on securities (tax $0 in 1999, -$1,278 in 1998)               (5)           (2,422)
                                                                                   ---------         ---------
Other comprehensive earnings                                                         (15,294)           (1,810)
                                                                                   =========         =========
Comprehensive earnings                                                             $  78,016         $  98,244
                                                                                   =========         =========


See Notes to Consolidated Financial Statements.

                       DOVER CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENT OF EARNINGS
                            Six Months Ended June 30,
                                  (000 omitted)

                                                           UNAUDITED
                                                    1999                1998
                                                -----------         -----------
Net sales                                       $ 2,047,605         $ 1,940,268
Cost of sales                                     1,314,587           1,249,229
                                                -----------         -----------
     Gross profit                                   733,018             691,039
Selling & administrative expenses                   475,334             439,011
                                                -----------         -----------
     Operating profit                               257,684             252,028
                                                -----------         -----------
Other deductions (income):
  Interest expense                                   25,952              25,764
  Interest income                                   (13,301)            (11,986)
  Foreign exchange                                     (423)              1,716
  All other, net                                     (2,133)             (2,894)
                                                -----------         -----------
        Total                                        10,095              12,600
                                                -----------         -----------
Earnings before taxes on earnings                   247,589             239,428
     Federal & other taxes on earnings               85,059              80,877
                                                -----------         -----------
Net earnings from continuing operations             162,530             158,551
Discontinued operations                             523,938              31,498
                                                -----------         -----------
Net earnings                                    $   686,468         $   190,049
                                                ===========         ===========


Weighted average number of common shares
       outstanding during the period
     - Basic                                        213,796             222,901
                                                ===========         ===========
     - Diluted                                      215,248             224,692
                                                ===========         ===========

Net earnings per share:
Basic - Continuing                              $      0.76         $      0.71
              Discontinued                               --                0.14
              Gain on sale                             2.45                  --
                                                -----------         -----------
              Net earnings                      $      3.21         $      0.85
                                                ===========         ===========

Diluted - Continuing                            $      0.76         $      0.71
              Discontinued                               --                0.14
              Gain on sale                             2.43                  --
                                                -----------         -----------
              Net earnings                      $      3.19         $      0.85
                                                ===========         ===========

See Notes to Consolidated Financial Statements.

                CONSOLIDATED STATEMENT OF COMPREHENSIVE EARNINGS
                            Six Months Ended June 30,
                                  (000 omitted)


                                                                                      UNAUDITED
                                                                                 1999              1998
                                                                               ---------         ---------
Net earnings                                                                   $ 686,468         $ 190,049
                                                                               ---------         ---------
Other comprehensive earnings, net of tax:
     Foreign currency translation adjustments                                    (40,379)           (1,218)
          Less: reclassification adjustment for adjustments
                   included in net earnings                                           --              (486)
                                                                               ---------         ---------
     Total foreign currency translation adjustments                              (40,379)             (732)
                                                                               ---------         ---------
     Unrealized gains (losses) on securities:
         Unrealized holding gains (losses) arising during period                      (5)              (27)
          Less: reclassification adjustment for gains (losses)
                   included in net earnings                                           --             5,713
                                                                               ---------         ---------
     Total unrealized gains on securities (tax $0 in 1999, $27 in 1998)               (5)           (5,740)
                                                                               ---------         ---------
Other comprehensive earnings                                                     (40,384)           (6,472)
                                                                               ---------         ---------
Comprehensive earnings                                                         $ 646,084         $ 183,577
                                                                               =========         =========


                       DOVER CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED STATEMENT OF RETAINED EARNINGS
                            Six Months Ended June 30,
                                  (000 omitted)

                                                     UNAUDITED
                                              1999              1998
                                           ----------        ----------
Retained earnings at January 1             $1,992,991        $1,703,335
Net earnings                                  686,468           190,049
                                           ----------        ----------
                                            2,679,459         1,893,384

Deduct:
   Common stock cash dividends
   $ 0.21 per share ($0.19 in 1998)            44,805            42,364
                                           ==========        ==========
Retained earnings at end of period         $2,634,654        $1,851,020
                                           ==========        ==========


See Notes to Consolidated Financial Statements.

                       DOVER CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                  (000 omitted)

                                                                UNAUDITED
                                                               June 30, 1999          December 31, 1998
                                                               -------------          -----------------
Assets:
Current assets:
 Cash & cash equivalents                                        $   230,706             $    96,774
 Marketable securities                                                   --                      --
 Receivables, net of allowance for doubtful accounts                669,500                 575,630
 Inventories                                                        607,179                 559,267
 Prepaid expenses                                                    80,314                  72,853
                                                                -----------             -----------
    Total current assets                                          1,587,699               1,304,524
                                                                -----------             -----------
Property, plant & equipment (at cost)                             1,364,509               1,282,436
Accumulated depreciation                                           (775,882)               (710,473)
                                                                -----------             -----------
  Net property, plant & equipment                                   588,627                 571,963
                                                                -----------             -----------
Intangible assets, net of amortization                            1,639,779               1,438,793
Other intangible assets                                               7,358                   7,358
Deferred charges & other assets                                      32,840                  59,755
Net assets of discontinued operations                                                       244,883
                                                                ===========             ===========
                                                                $ 3,856,303             $ 3,627,276
                                                                ===========             ===========

Liabilities:
Current liabilities:
 Notes payable                                                  $   103,487             $   427,529
 Current maturities of long-term debt                                   897                   6,060
 Accounts payable                                                   202,993                 187,738
 Accrued compensation & employee benefits                           140,815                 149,855
 Accrued insurance                                                   50,446                  43,246
 Other accrued expenses                                             196,770                 175,036
 Income taxes                                                       347,375                     283
                                                                -----------             -----------
    Total current liabilities                                     1,042,783                 989,747
                                                                -----------             -----------
Long-term debt                                                      606,742                 610,090
Deferred taxes                                                       54,815                  50,196
Other deferrals (principally compensation)                           65,597                  66,359

Stockholders' equity:
Preferred stock                                                          --                      --
Common stock                                                        236,108                 235,571
Additional paid-in surplus                                           29,745                  18,630

Cumulative translation adjustments                                  (67,622)                (27,243)
Unrealized holding gains (losses)                                        46                      51
                                                                -----------             -----------
Accumulated other comprehensive earnings                            (67,576)                (27,192)
                                                                -----------             -----------
Retained earnings                                                 2,634,654               1,992,991
                                                                -----------             -----------
  Subtotal                                                        2,832,931               2,220,000
Less: treasury stock                                                746,565                 309,116
                                                                -----------             -----------
                                                                  2,086,366               1,910,884
                                                                -----------             -----------
                                                                $ 3,856,303             $ 3,627,276
                                                                ===========             ===========


See Notes to Consolidated Financial Statements.

                       DOVER CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                            Six Months Ended June 30,
                                  (000 omitted)

                                                                                UNAUDITED
                                                                         1999                1998
                                                                      -----------         -----------
Cash flows from operating activities:
Net earnings                                                          $   686,468         $   190,049
                                                                      -----------         -----------
Adjustments to reconcile net earnings to net cash
  provided by operating activities:
  Income from discontinued operations                                          --             (31,498)
  Gain on sale of discontinued business                                  (523,938)
  Depreciation                                                             60,286              54,163
  Amortization                                                             29,628              24,583
  Net increase (decrease) in deferred taxes                                   239                 330
  Net increase (decrease) in LIFO reserves                                    928                 921
  Increase (decrease) in deferred compensation                             (3,175)              1,152
  Other, net                                                              (10,364)             (7,454)
  Changes in assets & liabilities (excluding acquisitions):
    Decrease (increase) in accounts receivable                            (60,296)                830
    Decrease (increase) in inventories, excluding LIFO reserve              4,723             (37,992)
    Decrease (increase) in prepaid expenses                                (6,468)             (4,985)
    Increase (decrease) in accounts payable                                  (681)             (5,852)
    Increase (decrease) in accrued expenses                               (21,314)            (17,090)
    Increase (decrease) in federal & other taxes on income                (28,243)            (19,878)
                                                                      -----------         -----------
  Total adjustments                                                      (558,675)            (42,770)
                                                                      -----------         -----------
Net cash provided by operating activities                                 127,793             147,279
                                                                      -----------         -----------

Cash flows from (used in) investing activities:
  Net sale (purchase) of marketable securities                                 --              21,928
  Additions to property, plant & equipment                                (53,825)            (57,634)
  Acquisitions, net of cash & cash equivalents                           (304,304)           (522,120)
  Proceeds from sale of business                                        1,169,599                  --
  Purchase of treasury stock                                             (437,448)             (1,128)
                                                                      -----------         -----------
Net cash from (used in) investing activities                              374,022            (558,954)
                                                                      -----------         -----------

Cash flows from (used in) financing activities:
  Increase (decrease) in notes payable                                   (325,560)             82,200
  Increase (decrease) in long-term debt                                    (3,429)            347,816
  Proceeds from exercise of stock options                                   5,911               5,484
  Cash dividends to stockholders                                          (44,805)            (42,364)
                                                                      -----------         -----------
Net cash from (used in) financing activities                             (367,883)            393,136
                                                                      -----------         -----------

                                                                      -----------         -----------
Cash from discontinued operations                                              --             (13,581)
                                                                      -----------         -----------

Net increase (decrease) in cash & cash equivalents                        133,932             (32,120)
Cash & cash equivalents at beginning of period                             96,774             103,111
                                                                      ===========         ===========
Cash & cash equivalents at end of period                              $   230,706         $    70,991
                                                                      ===========         ===========


See Notes to Consolidated Financial Statements.

                         DOVER CORPORATION CONSOLIDATED
                             MARKET SEGMENT RESULTS
                                   (unaudited)

                                                                   EARNINGS                                 SALES
Second quarter ended June 30,:                          1999                 1998 *                  1999                1998 *
                                                  --------------         --------------        --------------        --------------
Dover Industries                                  $   48,709,000         $   37,354,000        $  293,826,000        $  252,065,000
Dover Technologies                                    47,904,000             40,925,000           334,883,000           317,033,000
Dover Diversified                                     34,808,000             38,658,000           260,715,000           248,832,000
Dover Resources                                       24,895,000             30,344,000           189,554,000           192,875,000
                                                  --------------         --------------        ==============        ==============
   Subtotal (after intramarket eliminations)         156,316,000            147,281,000        $1,077,850,000        $1,009,772,000
                                                                                               ==============        ==============
Corporate expense & interest net                     (13,491,000)           (19,081,000)
                                                  --------------         --------------
Earnings before taxes on income                      142,825,000            128,200,000
Taxes on income                                       49,515,000             43,492,000
                                                  --------------         --------------
Net earnings - Continuing Operations                  93,310,000             84,708,000
Earnings from discontinued operations *                       --             15,346,000
                                                  ==============         ==============
Net earnings                                      $   93,310,000         $  100,054,000
                                                  ==============         ==============

Net earnings per share:

Basic - Continuing                                $         0.44        $         0.38
               Discontinued                                   --                  0.07
                                                  ==============        ==============
               Net earnings                       $         0.44        $         0.45
                                                  ==============        ==============

Diluted - Continuing                              $         0.44        $         0.38
               Discontinued                                   --                  0.07
                                                  ==============        ==============
               Net earnings                       $         0.44        $         0.45
                                                  ==============        ==============

                                                                 EARNINGS                                     SALES
Six months ended June 30,:                                1999                1998 *                 1999                1998 *
                                                    --------------       --------------         --------------      --------------
Dover Industries                                    $   85,993,000       $   71,368,000         $  552,532,000      $  481,559,000
Dover Technologies                                      72,518,000           74,624,000            623,003,000         614,690,000
Dover Diversified                                       59,714,000           67,295,000            491,295,000         459,107,000
Dover Resources                                         51,828,000           62,390,000            383,311,000         387,176,000
                                                    --------------       --------------         --------------      --------------
   Subtotal (after intramarket eliminations)           270,053,000          275,677,000         $2,047,605,000      $1,940,268,000
                                                                                                ==============      ==============
Corporate expense & interest net                       (22,464,000)         (36,249,000)
                                                    --------------       --------------
Earnings before taxes on income                        247,589,000          239,428,000
Taxes on Income                                         85,059,000           80,877,000
                                                    --------------       --------------
Net earnings - Continuing Operations                   162,530,000          158,551,000
Earnings from discontinued operations *                                      31,498,000
Gain on sale of discontinued operations *              523,938,000
                                                    --------------       --------------
Net earnings                                        $  686,468,000       $  190,049,000
                                                    ==============       ==============


Net earnings per share:

Basic - Continuing                                  $         0.76      $         0.71
               Discontinued                                     --                0.14
               Gain on sale                                   2.45                  --
                                                    ==============      ==============
               Net earnings                         $         3.21      $         0.85
                                                    ==============      ==============

Diluted - Continuing                                $         0.76      $         0.71
               Discontinued                                     --                0.14
               Gain on sale                                   2.43                  --
                                                    ==============      ==============
               Net earnings                         $         3.19      $         0.85
                                                    ==============      ==============

Average number of shares outstanding - Basic           213,796,000          222,901,000
Average number of shares outstanding - Diluted         215,248,000          224,692,000


* On January 5, 1999, Dover completed the sale of its elevator business to Thyssen Industrie AG for $1.17 billion. Results for 1998 have been restated to classify the elevator business as discontinued.

                        DOVER CORPORATION CONSOLIDATED
                       MARKET SEGMENT IDENTIFIABLE ASSETS
                                  (000 OMITTED)

                                              UNAUDITED
                                               June 30,        December 31,
                                                 1999              1998
                                             ----------        ----------
Dover Industries                             $  840,730        $  732,136
Dover Technologies                            1,120,486         1,000,209
Dover Diversified                               768,015           802,872
Dover Resources                                 942,601           781,933
Corporate (1)                                   184,471            65,243
                                             ----------        ----------
Total Continuing                              3,856,303         3,382,393
Net assets of discontinued operations                --           244,883
                                             ----------        ----------

Consolidated Total                           $3,856,303        $3,627,276
                                             ==========        ==========

(1)   - Principally cash and equivalents

                              DOVER CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 1999


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

      On January 5, 1999 the company sold the Dover Elevator International segment. The results of prior year second quarter and six months have been restated to show the segment as discontinued operations.

NOTE B - Inventory

Inventories, by components, are summarized as follows:


                                             (000 omitted)
                                    -----------------------------
                                    UNAUDITED
                                     June 30,         December 31,
                                       1999              1998
                                    --------          --------
Raw materials                       $238,406          $220,467
Work in progress                     189,376           175,117
Finished goods                       220,765           204,123
                                    --------          --------
Total                                648,547           599,707
Less LIFO reserve                     41,368            40,440
                                    ========          ========
Net amount per balance sheet        $607,179          $559,267
                                    ========          ========

NOTE C - Accumulated other comprehensive earnings

Accumulated other comprehensive earnings, by components are summarized as follows:

                                UNAUDITED                  (000 omitted)
                               ----------------------------------------------------
                               Accumulated
                                  Other                                  Unrealized
                               Comprehensive          Cumulative           Holding
                                 Earnings            Translation            Gains
                                 (losses)            Adjustments           (losses)
                                 --------             --------             --------
Beginning balance                $(27,192)            $(27,243)            $     51
Current-period change             (40,384)             (40,379)                  (5)
                                 --------             --------             --------
Ending balance                   $(67,576)            $(67,622)            $     46
                                 ========             ========             ========

NOTE D - Additional Information

      For a more adequate understanding of the Company's financial position operating results, business properties and other matters, reference is made to the Company's Annual Report on Form 10-K which was filed with the Securities and Exchange Commission on March 30, 1999.

      On January 5, 1999, Dover completed the sale of it's Elevator business to Thyssen Industrie AG for $1.17 billion. Results for second quarter and six months 1998 have been restated to classify the elevator business as discontinued.

      Net earnings as reported was used in computing both basic EPS and diluted EPS without further adjustment. The Company does not have a complex capital structure; accordingly, the entire difference between basic weighted average shares and diluted weighted average shares results from assumed stock option exercise. The diluted EPS computation was made using the treasury stock method.

      In June 1998, the FASB issued statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. The Company does not expect the statement to have a significant effect on its current financial reporting and disclosure requirements.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(1)  MATERIAL CHANGES IN CONSOLIDATED FINANCIAL CONDITION:

      The Company's liquidity increased during the first half of 1999 as compared to the position at December 31, 1998. The proceeds from sale of elevator business ($1.17 billion), net of amounts invested in treasury stock ($437 million) and acquisitions ($306 million) is the principle reason for the increase in liquidity.

      Working capital increased from $314,777 million at the end of last year to $544,916 million at June 30, 1999.

      The Company earned $.44 per diluted share from continuing operations in the Quarter ended June 30, up 16% from $.38 cents in the prior year. Discontinued operations (Elevator Segment) increased last year's total second quarter earnings per share to $.45. Sales of almost $1.1 billion in the second quarter were up 7%, segment earnings were up 6%, and net earnings improved 10%. These income gains translated into higher earnings per share gains due to Dover's share repurchase program.

      The Company repurchased 5.1 million shares in the second quarter at an average price of $ 37 1/4. Since announcing the sale of the Elevator business in November, 1998, Dover has repurchased 14.7 million shares for $511 million, reducing actual shares outstanding by about 7%.

      The Company also invested $140 million in the second quarter by purchasing three companies. Richards Industries was acquired by OPW-Fueling Components to expand their product range. J. E. Piston, a maker of high-performance engine pistons primarily for automotive racing, was acquired by Wiseco which makes similar products primarily for motorcycle and boat racing. Somero, the leading manufacturer of laser guided "screeds" for leveling concrete during construction joins Dover Industries. Somero holds numerous patents for its laser technology, which provides precision, speed, and cost reduction to the construction industry.

      This brings the Company's total acquisition investment in the first six months of 1999 to $306 million. Further acquisitions are likely during the second half of the year.

      At June 30, 1999, net debt (defined as long-term debt plus current maturities on long-term debt plus notes payable less cash and equivalents and marketable securities) of $480.4 million represented 18.7% of total capital. This compares with 33.1% at December 31, 1998.

(2)  MATERIAL CHANGES IN RESULTS OF OPERATIONS:

      The Company earned $.44 per diluted share in its second quarter ending June 30, compared to $.45 per share in the second quarter of 1998.

      Continuing operations earned $.44 per share in the second quarter, compared to $.38 per share in the prior year.

      Two of the Company's market segments achieved earnings gains in the second quarter (Industries and Technologies) while two had declines (Diversified and Resources).

DOVER INDUSTRIES:

      Industries' 30% earnings gain came from strong growth in most of its businesses as nine of its thirteen companies achieved increases ranging from 12% to over 50%. Declines were small, amounting to only $1.3 million in total. Somero added modestly to segment earnings. The largest gains, totaling over $6 million, were in Heil Enviornmental's refuse truck business, Marathon's waste compacting equipment, Rotary's automotive lifts and Texas Hydraulics' specialty cylinders. Most companies had book-to-bill ratios of 1.0 or greater and total bookings were up 12% from last year (8% adjusted for acquisitions). Heil Trailer's market has cooled from the strong pace of early 1998 as bookings were down by 15% and 21% on a year-to-date and second quarter basis, respectively. Backlog remains adequate for this business, but the market is probably not strong enough to allow Trailer to match the shipment level of last year's second half. Industries' total orders were 98% of shipments and June 30 backlog is close to last year's level. Second quarter earnings will probably be Industries' highest quarter this year, but business conditions remain strong for most of its companies.

DOVER TECHNOLOGIES:

      Technologies' profits in the second quarter advanced 17% on a 6% sales gain, with the Circuit Board Assembly/Test companies (CBAT) up 15% on a 4% revenue gain. On a sequential basis, profits were up 95% from the first quarter of 1999 with CBAT up 89%. Orders at Technologies were 26% above the second quarter of last year, 22% above the first quarter of 1999, and 11% higher than shipments. For CBAT, these comparisons were 30%, 26%, and 12%, respectively. June was an unexpectedly strong order month, but the CBAT companies were still below the peak levels achieved during the first 10 months of 1997, before the electronics industry's slump began.

      All but one of Technologies' companies had earnings gains in the second quarter with ink jet marking, CBAT, and specialty electronic components all showing gains. Profits from Alphasem, acquired at the beginning of this year, allowed Universal Instruments, the largest company in the CBAT portion of Technologies' business, to improve its earnings only modestly. Universal's earnings rate in the second quarter was higher than the average of last year's third and fourth quarters, while backlog at June 30 is up 42% from last year and has increased 58% from the beginning of 1999 (figures include Alphasem). These results exceeded management's expectations, but are consistent with the Company's beginning of the year forecast that the CBAT business would strengthen as the year progresses.

DOVER DIVERSIFIED:

      Profits at Diversified fell by $3.8 million, (equal to 10%,) from a strong result last year. As previously reported Belvac and A-C Compressor had low orders in 1998 and were expected, therefore, to earn less in 1999. Together they earned $3.1 million in this year's second quarter, a decline of $8 million from last year - all due to lower shipments. However, Belvac had strong orders in the quarter with a book-to-bill of 1.6 and A-C again booked more than shipments, raising their June 30 backlog to within 8% of last year. Most of Diversified's nine other companies had strong gains led by Pathway, Waukesha, and Wiseco. Hill Phoenix, which is Diversified's largest company measured by sales volume, achieved an 18% sales gain on their highly competitive supermarket display case/refrigeration business while maintaining good margins. Hill Phoenix's bookings were strong at 1.4x sales and their June 30 backlog is 31% ahead of prior year. Diversified's overall book-to-bill was 1.14 in the quarter which put backlog 10% ahead of prior year. Diversified had record profits in the second half of 1998 of $76 million. This will be difficult to match in 1999 unless orders for short lead-time products improve from current levels.

DOVER RESOURCES:

      The Resources' segment experienced a $5.4 million (equal to 18%) decline in second quarter profits, reflecting a broad decline in energy and chemicals end-markets. Only 2 of 14 companies achieved gains -- Wilden Pump, which improved margins on slightly lower sales; and Hydro Systems whose equipment is used in industrial and commercial cleaning applications. Wilden was acquired at the end of last year's second quarter, and in the current quarter accounted for about 10% of Resources' sales and 11% of profits (after acquisition premium amortization). The largest profit declines (together $3.2 million) were at OPW-Fueling Components and at OPW-Fluid Transfer, the former due to reduced demand for EPA mandated in-ground petroleum storage equipment and the latter as a result of the lower demand for equipment to move hazardous chemicals and gasoline. Bookings for these two companies were 3% less than shipments and their second quarter earnings rate was about 35% below the average of last year's second half. Resources companies that directly supply equipment related to oil and gas drilling also had very unfavorable earnings comparisons to last year, but markets here are improving in response to higher oil prices, and second quarter earnings were 25% above the rate of last year's second half. During the balance of 1999, Dover Resources is unlikely to match the $62 million earned in the last half of 1998. Operational margins, however, were almost 16% in the second quarter and profits will respond sharply to any upturn in end markets.

OUTLOOK:

      The Company continues to believe that a 15% gain in earnings per share from continuing operations is a reasonable "guesstimate" for 1999. However, this requires further strengthening in the second half, which depends on continued recovery in the electronics industry.

YEAR 2000:

      The Company has taken action to assess the nature and extent of the work required to make its systems, products, factories and infrastructure Year 2000 ready. The Company is approaching resolution of Year 2000 problems along two separate tracks: (1) Corporate and Subsidiary Offices and Dover-wide information systems. (2) Company-by-Company for each of the Company's 47 separate businesses. Corrective action has been ongoing for several years. Additionally, the Company is evaluating Year 2000 readiness of suppliers and where critical suppliers are not Year 2000 ready, the Company will monitor their progress and take appropriate actions.

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

As of June 30, 1999 each of the 47 companies has gone through a process to take an inventory of critical systems, to make an assessment of Year 2000 readiness of those systems, to perform necessary remediation including replacing or updating existing systems as needed, and to perform appropriate Year 2000 testing. Thirty-five of the Company's 47 companies have completed these procedures and all important issues have been fixed. All others have identified specific problems remaining and have action plans to solve them by October, 1999. Further, the Company believes products of all of these companies are either Year 2000 compliant or can be made so by customers, using "fixes" already developed. Based on current progress and future plans, the Company believes that the Year 2000 date change will not significantly affect the Company's ability to deliver products and services to its customers on a timely basis.

During 1997, 1998 and the first six months of 1999 the Company and its companies spent approximately $22 million, $27 million and $14 million, respectively, on computer equipment, software, and non-employee consultants. Most of these expenditures were for new systems and improved functionality, but an undetermined amount also served to meet Year 2000 compliance needs. The Company and its companies do not separately track the internal cost incurred for the Y2K project.

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

PART II OTHER INFORMATION

Item 4.     Submission of Matters to Vote of Security Holders

      The Annual Meeting of Stockholders was held in Wilmington, Delaware on April 27, 1999. Stockholders representing 173,708,788 shares of common stock, or approximately 80% of the outstanding stock, were present in person or by proxy.

      All of the nominees for director, namely David H. Benson, Kristiane C. Graham, Jean-Pierre M. Ergas, Roderick J. Fleming, James J. Koley, John F. McNiff, John Pomeroy, Thomas L. Reece, and Gary L. Roubos were elected directors for a one year term, each receiving at least 171,515,783 votes.

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

                                                DOVER CORPORATION

Date:   July 29, 1999                           /s/ John F. McNiff
     ------------------                         -----------------------------
                                                John F. McNiff, Chief
                                                Financial Officer, Vice
                                                President and Treasurer

Date:   July 29, 1999                           /s/ George F. Meserole
     ------------------                         -----------------------------
                                                George F. Meserole, Chief
                                                Accounting Officer, Vice
                                                President and Controller