Form 10-Q
period 1999-09-30
DOVER CORP
filed 1999-10-25
CIK 29905

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q



               Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934



For nine months ended September 30, 1999             Commission File No. 1-4018



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

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes X No


The number of shares outstanding of the Registrant's common stock as of the close of the period covered by this report was 203,629,789.

                         Part. I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                       DOVER CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENT OF EARNINGS
                        THREE MONTHS ENDED SEPTEMBER 30,
                                  (000 OMITTED)

                                                                  UNAUDITED
                                                            1999               1998
                                                        -----------        -----------
Net sales                                               $ 1,150,531        $ 1,018,532
Cost of sales                                               734,564            649,471
                                                        -----------        -----------
    Gross profit                                            415,967            369,061
Selling & administrative expenses                           234,261            224,767
                                                        -----------        -----------
    Operating profit                                        181,706            144,294
                                                        -----------        -----------
Other deductions (income):
  Interest expense                                           12,257             17,505
  Interest income                                            (2,916)            (1,106)
  Foreign exchange                                              (49)              (346)
  Gain on dispositions                                      (20,931)                --
  All other, net                                              5,266               (477)
                                                        -----------        -----------
       Total                                                 (6,373)            15,576
                                                        -----------        -----------
Earnings before taxes on income                             188,079            128,718
     Federal & other taxes on income                         66,544             42,937
                                                        -----------        -----------
Net earnings from continuing operations                     121,535             85,781
Earnings from discontinued operations, net of tax                                8,191
                                                        -----------        -----------
Net earnings                                            $   121,535        $    93,972
                                                        ===========        ===========
Weighted average number of common shares
  outstanding during the period
  - Basic                                                   211,238            223,028
                                                        ===========        ===========
  - Diluted                                                 212,776            224,440
                                                        ===========        ===========
Net earnings per share:
Basic - Continuing                                      $      0.58        $      0.39
        Discontinued                                             --               0.03
                                                        -----------        -----------
        Net earnings                                    $      0.58        $      0.42
                                                        ===========        ===========
Diluted - Continuing                                    $      0.58        $      0.38
        Discontinued                                             --               0.04
                                                        -----------        -----------
        Net earnings                                    $      0.58        $      0.42
                                                        ===========        ===========




See Notes to Consolidated Financial Statements.

                       DOVER CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF COMPREHENSIVE EARNINGS
                        THREE MONTHS ENDED SEPTEMBER 30,
                                  (000 OMITTED)

                                                                                     UNAUDITED
                                                                                 1999            1998
                                                                              ---------       ---------
Net earnings                                                                  $ 121,535       $  93,972
                                                                              ---------       ---------
Other comprehensive earnings, net of tax:
     Foreign currency translation adjustments                                     3,783          15,809
          Less: reclassification adjustment for adjustments
                   included in net earnings                                          --             (10)
                                                                              ---------       ---------
     Total foreign currency translation adjustments                               3,783          15,819
                                                                              ---------       ---------
     Unrealized gains (losses) on securities:
         Unrealized holding gains (losses) arising during period                     --               4
          Less: reclassification adjustment for gains (losses)
                   included in net earnings                                          --              10
                                                                              ---------       ---------
     Total unrealized gains on securities (tax $0 in 1999, -$4 in 1998)              --              (6)
                                                                              ---------       ---------
Other comprehensive earnings                                                      3,783          15,813
                                                                              ---------       ---------
Comprehensive earnings                                                        $ 125,318       $ 109,785
                                                                              =========       =========


See Notes to Consolidated Financial Statements.

                       DOVER CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENT OF EARNINGS
                         NINE MONTHS ENDED SEPTEMBER 30,
                                  (000 OMITTED)

                                                           UNAUDITED
                                                    1999               1998
                                                 -----------        -----------
Net sales                                        $ 3,198,136        $ 2,958,800
Cost of sales                                      2,049,151          1,898,700
                                                 -----------        -----------
     Gross profit                                  1,148,985          1,060,100
Selling & administrative expenses                    709,595            663,778
                                                 -----------        -----------
     Operating profit                                439,390            396,322
                                                 -----------        -----------
Other deductions (income):
  Interest expense                                    38,209             43,269
  Interest income                                    (16,217)           (13,092)
  Foreign exchange                                      (472)             1,370
  Gain on dispositions                               (17,256)                --
  All other, net                                        (542)            (3,371)
                                                 -----------        -----------
        Total                                          3,722             28,176
                                                 -----------        -----------
Earnings before taxes on earnings                    435,668            368,146
     Federal & other taxes on earnings               151,603            123,814
                                                 -----------        -----------
Net earnings from continuing operations              284,065            244,332
Discontinued operations                              523,938             39,689
                                                 -----------        -----------
Net earnings                                     $   808,003        $   284,021
                                                 ===========        ===========


Weighted average number of common shares
       outstanding during the period
     - Basic                                         211,238            223,028
                                                 ===========        ===========
     - Diluted                                       212,776            224,440
                                                 ===========        ===========

Net earnings per share:
Basic - Continuing                               $      1.34        $      1.10
        Discontinued                                      --               0.17
        Gain on sale                                    2.49                 --
                                                 -----------        -----------
        Net earnings                             $      3.83        $      1.27
                                                 ===========        ===========

Diluted - Continuing                             $      1.34        $      1.09
              Discontinued                                --               0.18
              Gain on sale                              2.46                 --
                                                 -----------        -----------
              Net earnings                       $      3.80        $      1.27
                                                 ===========        ===========

See Notes to Consolidated Financial Statements.

                       DOVER CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF COMPREHENSIVE EARNINGS
                         NINE MONTHS ENDED SEPTEMBER 30,
                                  (000 OMITTED)

                                                                                       UNAUDITED
                                                                                1999             1998
                                                                              ---------        ---------
Net earnings                                                                  $ 808,003        $ 284,021
                                                                              ---------        ---------
Other comprehensive earnings, net of tax:
     Foreign currency translation adjustments                                   (36,596)          14,591
          Less: reclassification adjustment for adjustments
                   included in net earnings                                          --             (496)
                                                                              ---------        ---------
     Total foreign currency translation adjustments                             (36,596)          15,087
                                                                              ---------        ---------
     Unrealized gains (losses) on securities:
         Unrealized holding gains (losses) arising during period                     (5)             (23)
          Less: reclassification adjustment for gains (losses)
                   included in net earnings                                          --            5,723
                                                                              ---------        ---------
     Total unrealized gains on securities (tax $0 in 1999, $24 in 1998)              (5)          (5,746)
                                                                              ---------        ---------
Other comprehensive earnings                                                    (36,601)           9,341
                                                                              ---------        ---------
Comprehensive earnings                                                        $ 771,402        $ 293,362
                                                                              =========        =========



                       DOVER CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED STATEMENT OF RETAINED EARNINGS
                         NINE MONTHS ENDED SEPTEMBER 30,
                                  (000 OMITTED)

                                                              UNAUDITED
                                                       1999               1999
                                                   ----------         ----------
Retained earnings at January 1                     $1,992,991         $1,703,335
Net earnings                                          808,003            284,021
                                                   ----------         ----------
                                                    2,800,994          1,987,356

Deduct:
   Common stock cash dividends
   $ 0.325 per share ($0.295 in 1998)                  68,508             65,829
                                                   ----------         ----------
Retained earnings at end of period                 $2,732,486         $1,921,527
                                                   ==========         ==========

See Notes to Consolidated Financial Statements.

                       DOVER CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                  (000 OMITTED)

                                                              UNAUDITED
                                                          September 30, 1999       December 31, 1998
                                                          ------------------       -----------------
Assets:
Current assets:
 Cash & cash equivalents                                   $   174,628                $    96,774
 Marketable securities                                              --                         --
 Receivables, net of allowance for doubtful accounts           748,993                    575,630
 Inventories                                                   612,947                    559,267
 Prepaid expenses                                               81,785                     72,853
                                                           -----------                -----------
    Total current assets                                     1,618,353                  1,304,524
                                                           -----------                -----------
Property, plant & equipment (at cost)                        1,388,985                  1,282,436
Accumulated depreciation                                      (792,390)                  (710,473)
                                                           -----------                -----------
  Net property, plant & equipment                              596,595                    571,963
                                                           -----------                -----------
Intangible assets, net of amortization                       1,656,874                  1,438,793
Other intangible assets                                          7,358                      7,358
Deferred charges & other assets                                 51,115                     59,755
Net assets of discontinued operations                                                     244,883
                                                           -----------                -----------
                                                           $ 3,930,295                $ 3,627,276
                                                           ===========                ===========

Liabilities:
Current liabilities:
 Notes payable                                             $   183,974                $   427,529
 Current maturities of long-term debt                            1,237                      6,060
 Accounts payable                                              213,722                    187,738
 Accrued compensation & employee benefits                      155,734                    149,855
 Accrued insurance                                              52,847                     43,246
 Other accrued expenses                                        216,913                    175,036
 Income taxes                                                  370,961                        283
                                                           -----------                -----------
    Total current liabilities                                1,195,388                    989,747
                                                           -----------                -----------
Long-term debt                                                 609,401                    610,090
Deferred taxes                                                  53,306                     50,196
Other deferrals (principally compensation)                      74,142                     66,359

Stockholders' equity:
Preferred stock                                                     --                         --
Common stock                                                   236,218                    235,571
Additional paid-in surplus                                      32,035                     18,630

Cumulative translation adjustments                             (63,839)                   (27,243)
Unrealized holding gains (losses)                                   46                         51
                                                           -----------                -----------
Accumulated other comprehensive earnings                       (63,793)                   (27,192)
                                                           -----------                -----------
Retained earnings                                            2,732,486                  1,992,991
                                                           -----------                -----------
  Subtotal                                                   2,936,946                  2,220,000
Less: treasury stock                                           938,888                    309,116
                                                           -----------                -----------
                                                             1,998,058                  1,910,884
                                                           -----------                -----------
                                                           $ 3,930,295                $ 3,627,276
                                                           ===========                ===========


See Notes to Consolidated Financial Statements.

                       DOVER CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                         NINE MONTHS ENDED SEPTEMBER 30,
                                  (000 OMITTED)

                                                                                           UNAUDITED
                                                                                   1999               1998
                                                                               -----------        -----------
Cash flows from operating activities:
Net earnings                                                                   $   808,003        $   284,021
                                                                               -----------        -----------
 Adjustments to reconcile net earnings to net cash from operating activities:
  Income from discontinued operations                                                   --            (39,689)
  Gain on sale of discontinued business                                           (523,938)
  Depreciation                                                                      97,093             82,681
  Amortization                                                                      44,069             39,518
  Net increase (decrease) in deferred taxes                                         (2,581)              (759)
  Net increase (decrease) in LIFO reserves                                           1,623              1,618
  Increase (decrease) in deferred compensation                                       7,880              5,502
  Gain on sale of business                                                         (17,256)                --
  Other, net                                                                       (13,480)             5,287
  Changes in assets & liabilities (excluding acquisitions):
    Decrease (increase) in accounts receivable                                    (140,378)            (7,933)
    Decrease (increase) in inventories, excluding LIFO reserve                       1,863            (41,583)
    Decrease (increase) in prepaid expenses                                         (7,846)              (957)
    Increase (decrease) in accounts payable                                         10,585            (16,384)
    Increase (decrease) in accrued expenses                                          1,523             32,307
    Increase (decrease) in federal & other taxes on income                          (6,568)           (20,080)
                                                                               -----------        -----------
  Total adjustments                                                               (547,411)            39,528
                                                                               -----------        -----------
Net cash from operating activities                                                 260,592            323,549
                                                                               -----------        -----------

Cash flows from (used in) investing activities:
  Net sale (purchase) of marketable securities                                          --             16,540
  Additions to property, plant & equipment                                         (86,911)           (86,189)
  Acquisitions, net of cash & cash equivalents                                    (368,616)          (527,912)
  Proceeds from sale of business                                                 1,209,695                 --
  Purchase of treasury stock                                                      (629,772)           (31,376)
                                                                               -----------        -----------
Net cash from (used in) investing activities                                       124,396           (628,937)
                                                                               -----------        -----------

Cash flows from (used in) financing activities:
  Increase (decrease) in notes payable                                            (245,072)             2,641
  Increase (decrease) in long-term debt                                               (769)           347,766
  Proceeds from exercise of stock options                                            7,215              7,135
  Cash dividends to stockholders                                                   (68,508)           (65,830)
                                                                               -----------        -----------
Net cash from (used in) financing activities                                      (307,134)           291,712
                                                                               -----------        -----------

                                                                               -----------        -----------
Cash from discontinued operations                                                       --            (25,596)
                                                                               -----------        -----------

Net increase (decrease) in cash & cash equivalents                                  77,854            (39,272)
Cash & cash equivalents at beginning of period                                      96,774            103,111
                                                                               -----------        -----------
Cash & cash equivalents at end of period                                       $   174,628        $    63,839
                                                                               ===========        ===========


                         DOVER CORPORATION CONSOLIDATED
                             MARKET SEGMENT RESULTS
                                   (unaudited)

                                                              EARNINGS                                   SALES
Third quarter ended September 30,:                    1999               1998 *                 1999               1998 *
                                                    --------------------------------     ---------------------------------
Dover Industries                                    $  45,141,000       $ 38,207,000     $  291,920,000      $ 266,776,000
Dover Technologies                                     74,042,000         40,697,000        400,325,000        302,512,000
Dover Diversified                                      40,080,000         38,771,000        268,330,000        239,255,000
Dover Resources                                        24,650,000         31,730,000        191,373,000        211,021,000

                                                    --------------------------------     ---------------------------------
   Subtotal (after intramarket eliminations)          183,913,000        149,405,000     $1,150,531,000    $ 1,018,532,000
                                                                                         =================================
Gain on disposition                                    20,931,000                  -
Corporate expense                                      (7,361,000)        (4,274,000)
Net interest expense                                   (9,404,000)       (16,413,000)
                                                    --------------------------------
Earnings before taxes on income                       188,079,000        128,718,000
Taxes on income                                        66,544,000         42,937,000
                                                    --------------------------------
Net earnings - Continuing Operations                  121,535,000         85,781,000
Earnings from discontinued operations *                         -          8,191,000
Gain on sale of discontinued operations *                       -                  -
                                                    --------------------------------
Net earnings                                        $ 121,535,000       $ 93,972,000
                                                    ================================

Net earnings per share:
Basic - Continuing                                         $ 0.58             $ 0.39
        Discontinued                                            -               0.03
        Gain on sale                                            -                  -
                                                    --------------------------------
        Net earnings                                       $ 0.58             $ 0.42
                                                    ================================

Diluted - Continuing                                       $ 0.58             $ 0.38
          Discontinued                                          -               0.04
          Gain on sale                                          -                  -
                                                    --------------------------------
          Net earnings                                     $ 0.58             $ 0.42
                                                    ================================


                                                               EARNINGS                                   SALES
Nine months ended September 30,:                        1999               1998 *                 1999               1998 *
                                                    --------------------------------     ---------------------------------

Dover Industries                                    $ 131,134,000       $109,575,000     $  844,452,000      $ 748,335,000
Dover Technologies                                    147,860,000        115,321,000      1,023,328,000        917,202,000
Dover Diversified                                     102,169,000        106,066,000        759,625,000        698,362,000
Dover Resources                                        76,478,000         94,120,000        574,684,000        598,197,000
                                                    --------------------------------    ==================================
   Subtotal (after intramarket eliminations)          457,641,000        425,082,000     $3,198,136,000    $ 2,958,800,000
                                                                                         =================================
Gain on disposition                                    17,256,000                  -
Corporate expense                                     (17,021,000)       (16,676,000)
Net interest expense                                  (22,208,000)       (40,260,000)
                                                    --------------------------------
Earnings before taxes on income                       435,668,000        368,146,000
Taxes on Income                                       151,603,000        123,814,000
                                                    --------------------------------
Net earnings - Continuing Operations                  284,065,000        244,332,000
Earnings from discontinued operations *                         -         39,689,000
Gain on sale of discontinued operations *             523,938,000                  -
                                                    --------------------------------
Net earnings                                        $ 808,003,000      $ 284,021,000
                                                    ================================


Net earnings per share:
Basic -    Continuing                                      $ 1.34             $ 1.10
           Discontinued                                         -               0.17
           Gain on sale                                      2.49                  -
                                                    --------------------------------
           Net earnings                             $        3.83             $ 1.27
                                                    ================================

Diluted - Continuing                                $        1.34             $ 1.09
          Discontinued                                          -               0.18
          Gain on sale                                       2.46                  -
                                                    --------------------------------
          Net earnings                              $        3.80             $ 1.27
                                                    ================================

Average number of shares outstanding - Basic          211,238,000        223,028,000
Average number of shares outstanding - Diluted        212,776,000        224,440,000


* On January 5, 1999, Dover completed the sale of its elevator business to Thyssen Industrie AG for $1.17 billion. Results for 1998 have been restated to classify the elevator business as discontinued.

                       DOVER CORPORATION AND SUBSIDIARIES
                       MARKET SEGMENT IDENTIFIABLE ASSETS
                                  (000 omitted)

                                                   UNAUDITED
                                                   September 30,    December 31,
                                                      1999               1998
                                                   ------------     ------------

Dover Industries                                   $  884,993         $  732,136
Dover Technologies                                  1,200,112          1,000,209
Dover Diversified                                     945,633            802,872
Dover Resources                                       767,846            781,933
Corporate (1)                                         131,711             65,243
                                                   ----------         ----------
Total Continuing                                    3,930,295          3,382,393
Net assets of discontinued operations                      --            244,883
                                                   ----------         ----------

Consolidated Total                                 $3,930,295         $3,627,276
                                                   ==========         ==========

(1) - Principally cash and equivalents

                                DOVER CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999


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

         On January 5, 1999 the company sold the Dover Elevator International segment. The results of prior year third quarter and nine months have been restated to show the segment as discontinued operations.


NOTE B - Inventory

Inventories, by components, are summarized as follows :

                                                          (000 omitted)
                                                  --------------------------
                                                  UNAUDITED
                                                 September 30,     December 31,
                                                    1999               1998
                                                  --------           --------
Raw materials                                     $240,782           $220,467
Work in progress                                   191,263            175,117
Finished goods                                     222,965            204,123
                                                  --------           --------
Total                                              655,010            599,707
Less LIFO reserve                                   42,063             40,440
                                                  --------           --------
Net amount per balance sheet                      $612,947           $559,267
                                                  ========           ========




NOTE C - Accumulated other comprehensive earnings

Accumulated other comprehensive earnings, by components are summarized as follows:

                                    UNAUDITED               (000 omitted)
                                   ---------------------------------------------
                                   Accumulated
                                      Other                           Unrealized
                                   Comprehensive     Cumulative        Holding
                                     Earnings        Translation        Gains
                                     (losses)        Adjustments       (losses)
                                     --------        -----------       --------
Beginning balance                    $(27,192)        $(27,243)        $     51
Current-period change                 (36,601)         (36,596)              (5)
                                     --------         --------         --------
Ending balance                       $(63,793)        $(63,839)        $     46
                                     ========         ========         ========

NOTE D - Additional Information

         For a more adequate understanding of the Company's financial position operating results, business properties and other matters, reference is made to the Company's Annual Report on Form 10-K which was filed with the Securities and Exchange Commission on March 30, 1999.

         On January 5, 1999, Dover completed the sale of it's Elevator business to Thyssen Industrie AG for $1.17 billion. Results for third quarter and nine months 1998 have been restated to classify the elevator business as discontinued.

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


Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS

(1)    MATERIAL CHANGES IN CONSOLIDATED FINANCIAL CONDITION:

         The Company's liquidity increased during the first nine months of 1999 as compared to the position at December 31, 1998. Cash flow provided by operating activities ($261 million) and the proceeds from sale of businesses ($1.21 billion), net of amounts invested in treasury stock ($630 million) and acquisitions ($371 million) is the principle reason for the increase in liquidity.

         At September 30, 1999, net debt (defined as long-term debt plus current maturities on long-term debt plus notes payable less cash and equivalents and marketable securities) of $620.0 million represented 23.7% of total capital. This compares with 33.1% at December 31, 1998.

         Working capital increased from $314,777 million at the end of last year to $422,965 million at September 30, 1999.

         The Company announced record earnings from continuing operations for its Third Quarter ended September 30. Earnings per share of $.58, which includes $.05 from non-recurring items described below, were 53% ahead of the $.38 earned in the Third Quarter of 1998. Excluding the non-recurring items, earnings per share rose 39%. The Company's Elevator Business, which was sold at the beginning of 1999 and which is therefore shown as a discontinued operation, added a further $.04 to last year's reported earnings per share, bringing last year's total to $.42.

         The $.05 non-recurring net gain was composed of a $20.9 million gain on the sale of the Pathway Bellows company (net of a charge to close a plant in the OPW Fluid Transfer company) and a $3.1 million provision to settle legal claims (shown as corporate expense). Non cash write-offs required by purchase accounting rules amounted to $21 million (pre-tax) in the Quarter, equal to $.07 per share.

         The Company invested $192 million to repurchase 4.9 million shares of its common stock in the Quarter at an average price of $39. Since announcing the sale of its Elevator Business in November, 1998 the Company has now repurchased
19.6 million of its shares, at an average cost of $36 per share, which has reduced actual shares outstanding by 9%.

         Dover companies also made five "add-on" acquisitions during the quarter at a cost of $65 million, bringing 9-month acquisition spending to $371 million. The Company's management now believes that total acquisition investment in 1999 could top the previous record of $556 million in 1998.


(2)    MATERIAL CHANGES IN RESULTS OF OPERATIONS:

         Three of the Company's four Segments achieved profit gains, led by Technologies, which was up 82% primarily as a result of strong bookings, shipments, and earnings for its Circuit Board Assembly and Test Business (CBAT). Earnings of the four companies serving this market more than doubled from prior year as shipments improved 44%. An 18% gain in the Industries segment and a 3% gain in Diversified more than offset Resources' 22% decline.

DOVER TECHNOLOGIES:

         The 82% profit increase in the Technologies segment on a 32% gain in sales reflects the strong operating leverage inherent in its CBAT and Specialty Electronics Components (SEC) businesses, which provided almost all of the $98 million sales gain. The marking business (Imaje) primarily serves consumer products manufacturers, rather than the electronics industry, and growth here was very modest, as recovery in Asia was offset by slower sales in Europe. Technologies' overall book-to-bill ratio in the Quarter was 1.04, with CBAT and SEC at similar ratios.

         All of the CBAT companies achieved significant earnings gains, driven by sharply higher capital spending by both OEM and CEM customers who have begun adding capacity for assembly of printed circuit boards. Dover does not believe that increased market share has contributed significantly to the higher sales levels in the Third Quarter. The general strengthening in the market that began in June continued during July and August, providing record "rolling three month" bookings. However, orders fell sharply in September raising a concern that there may be a temporary pause coming in the market. The longer-term outlook remains positive, however, based on more powerful processors being rolled out by semiconductor makers and strong interest in downstream products for Internet data transfer and access -- both hard wired and wireless.

         Technologies' four SEC companies continued to benefit from these trends with record shipments and profits for the quarter and record bookings in September. Third quarter profits here rose 75% on a 20% sales gain with almost all of the increases coming from communications related products. Quadrant has again expanded production capacity for its oscillator products, the timing "clocks" of voice and data transmissions. Orders for wireless base station equipment rose sharply at K&L, which has created focused - factory work cells to increase capacity.

         Technologies management believes that its fourth quarter may not be as strong as the third because of the September fall-off in CBAT orders. However, CBAT's strong backlog and good order rates for marking and SEC products should enable this segment to set an earnings record for the year, exceeding the $195 million earned in 1997.

DOVER INDUSTRIES:

         Dover Industries' 18% profit gain on a 9% sales increase was driven by
(a) continued strength at Heil Environmental and Marathon, which serve the solid waste disposal industry. Combined profits here were up 23% with new orders almost equal to shipments and 21% higher than prior year; and (b) profit gains in excess of 15% at Rotary Lift, Texas Hydraulics, DovaTech, and PDQ. New products (internally developed and through acquisitions), new marketing strategies and more aggressive pricing made possible by unit cost reductions were important factors in these companies' gains.

         Five of the Industries companies owned last year had earnings declines, but by small amounts that totaled only $1.4 million. The addition of Somero (acquired in Q2 of 1999) and of three add-on acquisitions during the quarter added $1 million to Third Quarter profits (after purchase accounting write-offs).

         The book-to-bill ratio for Industries as a whole was .99 in the Quarter. Backlog is an important "leading indicator" at only a few Industries' companies, notably at Heil Trailer and Heil Environmental, which generally account for more than half of total backlog. Combined, these two companies have 6% lower backlog than at the end of third quarter 1998, as large gains at Environmental have almost offset weakness in Trailer's markets. Dover Industries expects a solid fourth quarter with record full year earnings in the $170 - $180 million range.

DOVER DIVERSIFIED:

         Profits at Dover Diversified continued to improve sequentially from the start of 1999, reaching a record level of $40 million. Both A-C Compressor and Belvac Production Machinery had sharply lower earnings than last year ($6 million in total) due to poor bookings last year at A-C and this year at Belvac. Bookings at A-C thus far in 1999 have been 30% ahead of 1998, bringing backlog up 25% since the start of the year. Belvac's market, however, shows few signs of improvement. Hill Phoenix offset much of these profit declines with a gain of more than 40% from the third quarter of last year. Both sales and profits set records as this company became

         Diversified's largest profit maker in the Quarter (and Dover's fourth largest). Diversified's other operations were close to, or ahead, of prior year profits, with acquisitions made this year adding almost $4 million to quarterly earnings (after acquisition write-offs). Book-to-bill at Diversified was .88 in the quarter, with the largest imbalance at Hill Phoenix where record shipments combined with seasonally soft orders. Diversified's total backlog is 1% below last year.

DOVER RESOURCES:

         Dover Resources' profits continued under pressure due to poor market conditions for some of its companies and due to a strike at its OPW-Cincinnati operations in mid-September. Contract discussions with the union are continuing, but shipments (and profits) at OPW-Fueling Components and OPW-Fluid Transfer will be adversely affected, at least through October. Market conditions for both of these companies have been much softer than in 1998 and this, rather than the strike, is the cause of their Third Quarter drop of $13 million in sales and over $5 million in profits. Earlier in the quarter OPW-Fluid Transfer announced the permanent closing of one of its Cincinnati plants to address the basic overcapacity problem.

         An improvement in crude oil prices and significant internal cost reductions allowed Resource's Petroleum Equipment companies to achieve a strong sales gain and very strong earnings improvement compared to last year's depressed results. However, poor market conditions for Duncan (parking meters) and Ronninger-Petter (filters for papermaking and oil refinery) depressed profits for these companies, which are now comparing against last year's best results. Within Dover, and especially within Dover Resources, the answer to the question "Is the industrial economy strong or weak" continues to be, "It depends on which Company President you ask ... and which month".

         Resources' book-to-bill of 1.04 for the Quarter and 1.09 for September (best bookings this year) give some hope for profit improvement in the Fourth Quarter but probably not to the $31 million level of last year.

OUTLOOK:

         "Our excellent Third Quarter financial results make me confident of fulfilling the goal for 1999 expressed in last year's Annual Report," Mr. Reece added. I will indeed be 'very disappointed if earnings per share from continuing operation (excluding special items) does not grow at least 15% in 1999.' More important, I think we have established a good base for continued strong growth for next year and beyond."

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

         At the operating company level, each business has taken responsibility for its own Year 2000 compliance and has assembled working groups to deal with critical plant and office equipment; products, including "fixes" for any previous product generations that are Year 2000 sensitive; software; and the ability of critical suppliers to maintain deliveries. Progress of the working groups is monitored by each company President and reported to Subsidiary and Corporate management.

         As of September 30, 1999 each of the 47 companies has gone through a process to take an inventory of critical systems, to make an assessment of Year 2000 readiness of those systems, to perform necessary remediation including replacing or updating existing systems as needed, and to perform appropriate Year 2000 testing. Thirty-seven of the Company's 47 companies have completed these procedures and all important issues have been fixed. All others have identified specific problems remaining and have action plans to solve them by December, 1999. Further, the Company believes products of all of these companies are either Year 2000 compliant or can be made so by customers, using "fixes" already developed. Based on current progress and future plans, the Company believes that the Year 2000 date change will not significantly affect the Company's ability to deliver products and services to its customers on a timely basis.

         During 1997, 1998 and the first nine months of 1999 the Company and its companies spent approximately $22 million, $27 million and $19 million, respectively, on computer equipment, software, and non-employee consultants. Most of these expenditures were for new systems and improved functionality, but an undetermined amount also served to meet Year 2000 compliance needs. The Company and its companies do not separately track the internal cost incurred for the Y2K project.

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

PART II OTHER INFORMATION


Item 5.  Other Information

         The Company also announced that John F. McNiff, who has been Chief Financial Officer of Dover since 1983, plans to retire in the course of the year 2000 after a successor has been named. Thomas L. Reece, Dover's Chief Executive Officer, noted, "John has done a terrific job for Dover, and I will miss his analytic mind and encyclopedic memory of Dover's corporate history. We will conduct a thorough evaluation, both internally and externally, for the best possible successor. I understand and support John's decision that after 30 years as a 'corporate officer' he would like to take a break and then look at something different. John has given me an open-ended commitment to an orderly transition."

         The Company included this table in its third quarter press release. See also annual report page 4.


                                Dover Corporation
                             Operational Profits (1)
                                  (in millions)

                                    1999 - THIRD QUARTER               1999 - NINE MONTHS              1998 - FULL YEAR
                                  --------------------------     -----------------------------       ---------------------------
                                    SALES     EARNINGS    %        SALES     EARNINGS       %          SALES      EARNINGS    %
                                    -----     --------    -        -----     --------       -          -----      --------    -
DOVER INDUSTRIES                  $   292     $    52     18      $   844    $  149         18       $ 1,012       $  173     17
DOVER TECHNOLOGIES                    400          82     21        1,024       173         17         1,211          178     15
DOVER DIVERSIFIED                     268          45     17          760       119         16           958          164     17
DOVER RESOURCES                       191          30     15          575        91         16           801          144     18
                                  --------------------------     -----------------------------       ---------------------------
OPERATIONAL PROFITS
(AFTER ELIM.) (1)                 $ 1,151         209     18      $ 3,198       532         17       $ 3,978          659     17
                                  ==========================     =============================       ===========================
CORPORATES AND OTHER                             (12)                           (29)                                  (40)
                                                ------                        ------                                ------
EBITACQ  (2)                                      197                           503                                   619
GAIN ON DISPOSITIONS                               21                            17
INTEREST                                           (9)                          (22)                                  (57)
ACQUISITION WRITE-OFFS                            (21)                          (62)                                  (73)
                                                ------                        ------                                ------
DOVER PRE-TAX INCOME                            $ 188                         $ 436                                 $ 489
                                                ======                        ======                                ======


(1) Differs from segment operating profits in that all non-cash write-offs relating to acquisitions are excluded, along with the expenses of each segment's corporate group.

(2) Earnings before taxes, interest, acquisition write-offs and non-recurring gains.



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


                                                   DOVER CORPORATION


Date:      October 25, 1999                        /s/ John F. McNiff
     ----------------------------                  ---------------------------------------------
                                                   John F. McNiff, Chief Financial Officer, Vice
                                                   President and Treasurer




Date:      October 25, 1999                        /s/ George F. Meserole
     ----------------------------                  ---------------------------------------------
                                                   George F. Meserole, Chief Accounting Officer,
                                                   Vice President and Controller