Form 10-K
period 1999-12-31
DOVER CORP
filed 2000-03-16
CIK 29905

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

/X/ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

           For the fiscal year ended December 31, 1999

                                       OR

/ / Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                        to                     .

                           Commission File No. 1-4018

                                DOVER CORPORATION
             (Exact name of Registrant as specified in its charter)

          Delaware                                                              53-0257888
(State or other jurisdiction of Incorporation                     (I.R.S. Employer Identification No.)
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ___

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of the close of business February 29, 2000 was $7,680,269,578. Registrant's common stock closing price as reported on the New York Stock Exchange-Composite Transactions for February 29, 2000 was $38.5625 per share.

The number of outstanding shares of the Registrant's common stock as of February 29, 2000 was 202,911,837.

DOCUMENTS INCORPORATED BY REFERENCE

Parts I and II            -  Certain portions of the Annual Report to
                             Stockholders for Fiscal Year Ended December 31,
                             1999 (the "1999 Annual Report").

Part III                  -  Certain portions of the Proxy Statement for
                             Annual Meeting of Stockholders to be held on April 25, 2000 (the "2000 Proxy Statement").


Special Notes Regarding Forward Looking Statements

                  This Annual Report on Form 10-K and the documents that are incorporated by reference, particularly sections of any Annual Report to Stockholders under the headings "Outlook" or "Management's Discussion and Analysis", contain forward-looking statements within the meaning of the Securities Act of 1933, as amended, the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. Such statements relate to, among other things, industries in which the Company operates, the U.S. and global economies, earnings, cash flow and operating improvements and may be indicated by words or phrases such as "anticipates," "supports," "plans," "projects," "expects," "should," "hope," "forecast," "Dover believes," "management is of the opinion" and similar words or phrases. Such statements may also be made by management orally. Forward-looking statements are subject to inherent uncertainties and risks, including among others: increasing price and product/service competition by foreign and domestic competitors, including new entrants; technological developments and changes; the ability to continue to introduce competitive new products and services on a timely, cost effective basis; the mix of products/services; the achievement of lower costs and expenses; domestic and foreign governmental and public policy changes including environmental regulations; protection and validity of patent and other intellectual property rights; the continued success of the Company's acquisition program; the cyclical nature of the Company's business; and the outcome of pending and future litigation and governmental proceedings. In addition, such statements could be affected by general industry and market conditions and growth rates, and general domestic and international economic conditions including interest rate and currency exchange rate fluctuations. In light of these risks and uncertainties, actual events and results may vary significantly from those included in or contemplated or implied by such statements. Readers are cautioned not to place undue reliance on such forward-looking statements. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

                                     PART I

Item 1.  BUSINESS

General

                  Dover Corporation ("Dover" or the "Company"), incorporated in 1947 in the State of Delaware, is a diversified industrial manufacturing corporation encompassing over 53 operating companies which manufacture a broad range of specialized industrial products and sophisticated manufacturing equipment.

                  The Company's businesses are divided into four business segments. Dover Diversified builds packaging and printing machinery, heat transfer equipment, food refrigeration and display cases, construction and agricultural cabs and specialized bearings and compressors, as well as sophisticated products for use in the defense, aerospace and automotive industries. Dover Industries makes products for use in the waste handling, bulk transport, automotive service, commercial food service, packaging, welding and construction equipment industries. Dover Resources manufactures products primarily for the automotive, fluid handling, petroleum and chemical industries. Dover Technologies builds sophisticated automated assembly and testing equipment for the electronics industry, industrial printers for coding and marking, and specialized electronic components. Dover Elevator, which was the Company's fifth business segment for all of 1998, was sold to Thyssen Industrie AG on January 5, 1999. Dover Elevator manufactured, installed and serviced elevators primarily in North America and is accounted for as a discontinued operation in the Company's Consolidated Financial Statements.

                  The Company emphasizes growth and strong internal cash flow. It has a long-standing and successful acquisition program pursuant to which, from January 1, 1995 through December 31, 1999, the Company made 68 acquisitions at a total acquisition cost of $2,021,000,000. For more detail regarding acquisitions over the past several years, see page 4 of the 1999 Annual Report as well as Note 2 to the Consolidated Financial Statements on pages 25-27 of the 1999 Annual Report, which are hereby incorporated by reference. These acquisitions have had a substantial impact on the Company's increase in sales and earnings since 1995. The Company's acquisition program traditionally focused on acquiring new or stand-alone businesses. However, since 1995, increased emphasis has been placed on acquiring businesses that can be added on to existing operations. In 1999, the Company completed 3 stand-alone and 15 add-on acquisitions at a total cost of about $599 million. The Company aims to be in businesses marked by growth, innovation and higher than average profit margins. It seeks to have each of its businesses be a leader in its market as measured by market share, innovation, profitability and return on assets.

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

Business Segments

                  Dover Diversified manufactures equipment and components for industrial, commercial, and defense applications. The largest operations are Crenlo, acquired in 1999 (operator cabs for agricultural and construction machinery and electronic enclosures), Tranter (process industry heat exchangers), A-C Compressor, acquired in 1992 (specialized centrifugal, oil free screw and rotary compressors), and expanded in 1997 with the acquisitions of Preco and Conmec (process industry compressors), and Hill Phoenix, acquired in 1993-94 (refrigeration cases and systems for supermarkets). Other Dover Diversified businesses produce such products as fluid film and self-lubricating bearings, color control systems for web sheet-fed and specialty printing presses, submarine and aircraft hydraulic controls, remote manipulators, industrial cleaning equipment, can making equipment, environmental control equipment, engineered high-performance racing products and packaging machinery. In 1999, Dover Diversified companies completed four "add-ons": HAS Inc., JE Piston, Hydra-Tight, Ltd. and Van Dam Machine, BV. In 1999 Dover Diversified sold Pathway Bellows, a manufacturer of metal and fabric expansion joints.

                  Dover Industries manufactures a diverse mix of equipment and components for use in the waste handling, bulk transport, automotive service, commercial food service, packaging, welding and construction equipment industries. The largest operations are Heil, acquired in 1993 (trailerized tanks and refuse collecting vehicles), Rotary Lift (automotive lifts), Tipper Tie (clip closures for food packaging), Marathon (solid waste compaction, transporting and recycling equipment) and DovaTech (welding, cutting and laser equipment and supplies). Other Dover Industries operations produce auto collision measuring and repair systems, touchless car washing equipment, hydraulic cylinders, food service equipment, commercial refrigeration equipment and concrete spreading machines. In 1999 Dover Industries made one stand-alone acquisition, Somero Enterprises, Inc., a producer of laser-controlled concrete floor spreading equipment, and acquired five "add-on" businesses: Heil Asia, Forward Manufacturing Company, Lee Laser, Inc., Advantage Lift Systems and Parts, Inc. In January 2000, Dover Industries sold Davenport Machines, a manufacturer of screw machines.

                  Dover Resources manufactures components and equipment primarily for the automotive, fluid handling, petroleum and chemical industries. Its largest businesses are De-Sta-Co (compressor valves and workholding devices), OPW Fueling Components (gasoline nozzles and related service station equipment), Wilden Pump (air operated double diaphragm pumps, acquired in 1998) and Blackmer (rotary vein and progressive cavity pumps and gas compressors). In addition to the Wilden purchase, in 1998 Dover Resources acquired Quartzdyne, a manufacturer of high-pressure quartz transducers used in the petroleum industry. Other Dover Resources companies produce liquid monitoring, filtration and control systems, oil and gas production equipment, and other valve, instrumentation and control systems and products, winch and speed reducers and cleaning chemical dispensing equipment. During 1999, three Dover Resources companies made three "add-on" acquisitions: Dp Manufacturing, Richards Industry, Inc., and EMA Industia e Comercio, Ltda.

                  Dover Technologies sells assembly and testing equipment, screen printers, and soldering machines for the printed circuit board industry, as well as components for communications (including wireless) and military applications. The most significant business in this segment is Universal Instruments, which is the world's largest producer of thru-hole printed circuit board assembly equipment, as well as a significant manufacturer of surface mount printed circuit board assembly equipment. Other significant businesses are Imaje (continuous inkjet marking systems), Quadrant (precision microwave, crystal and capacitor devices), Everett Charles Technologies, Inc. (test equipment and systems for printed circuit boards and semiconductors) and DEK Printing Machines, Ltd. (screen printers). Other Dover Technologies companies manufacture printed circuit board soldering machines, and other specialty electronic components. In 1999, Dover Technologies companies made three "add-on" acquisitions: ARCOM, Inc., TTI Testron Consolidated and Alphasem Holding, A.G.

                  Dover sells its products and services both directly and through various distributors, sales and commission agents and manufacturers representatives, in all cases consistent generally with the custom of the industry and market being served. For more information on these segments and their products, sales, markets served, earnings before tax and total assets for the six years ended December 31, 1999, see pages 8-20 and 33-34 of the 1999 Annual Report, which are hereby incorporated by reference.

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

                  At the time of sale, Dover Elevator was the nation's largest manufacturer and installer, and one of the largest servicers, of elevators for low and mid-rise buildings. Dover Elevator also participated in the high-rise market for new equipment and service and sold and serviced elevators in foreign markets, principally in Canada and Asia. Somewhat less than half of Dover Elevator's sales and almost all of its profits in 1998 were generated by the service business. In 1997, Dover Elevator sold its German and U.K. operations for a pre-tax gain of $32 million, based upon Dover Elevator's analysis that they did not represent a sufficiently strong base for developing a meaningful position in Europe.

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

Research and Development

                  Dover's operating companies are encouraged to develop new products as well as upgrade and improve existing products to satisfy customer needs, expand sales opportunities, improve product reliability and reduce production costs. During 1999, approximately $139.3 million was spent on research and development, compared with $131.3 million and $106.7 million in 1998 and 1997, respectively.

Intellectual Property

                  Dover holds or is licensed to use a substantial number of U.S. patents covering a number of its product lines and to a far lesser degree, patents in certain foreign countries where it conducts business. Dover licenses some of its patents to other companies for which it collects royalties which are not significant. These patents have been obtained over a number of years and expire at various times. Although patents in the aggregate are important to Dover, the loss or expiration of any one patent or group of patents would not materially affect Dover or any of its segments. Where patents have expired, Dover believes that its commitment to leadership in continuous engineering improvements, manufacturing techniques, and other sales, service and marketing efforts are significant to maintaining its general market leadership position. From time to time Dover has had disputes regarding its alleged use of other patented technology. Dover expects to resolve any such matters without any material impact on its businesses.

                  Many of the Company's products are sold under various registered and unregistered trademarks and tradenames owned or licensed by the Company. Among the most significant are: A-C Compressor, Belvac, Blackmer, Crenlo, De-Sta-Co, DEK, Dover, Duncan, Everett Charles, Groen, Heil, Hill Phoenix, Hydro Systems, Imaje, Marathon, Midland, Norris, OPW, PDQ, Quadrant, Rotary Lift, Sargent, SWEP, Tipper Tie, Tranter, Tulsa Winch, Universal, Waukesha, Wilden and Wiseco.

                  In connection with the sale of Dover Elevator, which closed on January 5, 1999, the Company transferred all its intellectual property used by Dover Elevator to the buyer, with the exception of the Dover name and logo and certain patents in the United States, Australia, Canada and Great Britain which were used by Dover Elevator and other Dover segments. The Company granted the buyers a 3-1/2 year royalty-free license to use the Dover name and logo on Dover Elevator products made in the ordinary course of business within the territories in which Dover Elevator operated as of the sale. The buyer was granted an exclusive, paid-up, irrevocable, worldwide license to use the 25 patents used by Dover Elevator and other Dover segments within the conduct of Dover Elevator's business after the sale, but only to the extent such business was conducted as of the sale.

Seasonality

                  Dover's operations are generally not seasonal, although performance tends to be stronger in the second and fourth quarters of the year.

Customers

                  Dover's businesses serve thousands of customers, no one of which accounted for more than 10% of the Company's consolidated revenues in 1999. Within each of the four segments, no customer accounted for more than 10% of that segment's sales in 1999.

Backlog

                  Backlog generally is not a significant factor in Dover's businesses, as most of Dover's products have relatively short delivery periods. It is more relevant to those businesses in the segments which produce larger and more sophisticated machines or have long-term government contracts, primarily A-C Compressor, Belvac, Heil Environmental, Heil Trailer, Mark Andy, Sargent Controls and Universal.

                  Total Company backlog as of December 31, 1999 and 1998 was $915 million and $726 million, respectively, excluding that backlog relating to the elevator business. The Company believes that this backlog may reasonably be filled during the fiscal year 2000.

Competition

                  Dover's competitive environment is complex because of the wide diversity of products manufactured and markets served. In general, Dover companies are market leaders which compete with only a few companies and the key competitive factors are customer service, product quality and innovation. In addition, since most of Dover's manufacturing operations are in the United States, Dover usually is a more significant competitor domestically than in foreign markets.

                  In the Technologies segment, Dover competes globally against a few very large companies, primarily based in Japan or Europe. Its primary competitors are Japanese producers, including Fuji Machine, Panasonic and TDK.

                  Within the other segments, competition is primarily domestic, although an increasing number of Dover subsidiaries see more international competitors and several serve markets which are predominantly international, particularly A-C Compressor, Alberta Oil Tool, Belvac, Civacon, CRL, De-Sta-Co, Duncan, L & E, Norris, OPW Fueling Components, Ronningen-Petter, Tipper Tie Technopak, Tranter, Van Dam, Wilden and Wittemann.

International

                  For foreign sales, export sales and an allocation of the assets of the Company's continuing operations, see Note 15 to the Consolidated Financial Statements on page 31 of the 1999 Annual Report, which is incorporated herein by reference.

                  Although international operations are subject to certain risks, such as price and exchange rate fluctuations and foreign governmental restrictions, Dover intends to increase its expansion into foreign markets as domestic markets mature.

                  The countries where most of Dover's foreign subsidiaries and affiliates are based are Canada, France, Great Britain, Germany, The Netherlands, and Sweden.

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

Employees

                  The Company had about 26,600 employees as of December 31, 1999.

Item 2.  PROPERTIES

                  The number, type, location and size of the Company's properties as of December 31, 1999 are shown on the following charts, by segment.

                            Number and Nature of Facilities           Square Footage (000's)
                           -------------------------------------      ------------------------
                                           Ware-      Sales/
         Segment                 Mfg.      house      Service             Owned     Leased
         -------           ----------      -----      -------             -----     ------
         Diversified               36          14          60             2,938         760
         Industries                45          12          38             3,589       1,073
         Resources                 57          13          33             2,502         382
         Technologies              67           9         123             1,469       1,270

                                        Locations                        Leased Facilities
                           -------------------------------------      ------------------------
                                                                      expiration dates (years)
                              North
         Segment             America      Europe       Other            Minimum     Maximum
         -------             -------      ------       -----            -------     -------
         Diversified               56          34          5                  1          23
         Industries                74          10          2                  1          18
         Resources                 78          15          5                  1          15
         Technologies              77          56         64                  1          20

                  The facilities are generally well maintained and suitable for the operations conducted, and in substantially all cases where owned, free and clear of any encumbrances. The productive capacity of its plants is generally adequate for current needs.


Item 3.  LEGAL PROCEEDINGS

                  Dover is party to a number of legal proceedings arising out of the normal course of its businesses. In general, most claims arose in connection with activities of its Elevator segment operations and certain of its other businesses which make products used by the public. In connection with the sale of Dover Elevator, which closed on January 5, 1999, all liabilities of Dover Elevator were transferred to the buyers who has given the Company an appropriate indemnity.

                  Dover is continuously involved with an examination by the Internal Revenue Service (the "IRS") of the Company's Federal income tax returns. The Company and the IRS have settled tax years through 1989, and during 1998, the IRS completed its examination of the Company's 1994 and 1995 Federal income tax returns. The Company expects to resolve these open years in the near future, all within the amounts paid and/or reserved for these liabilities. The IRS is currently examining the Company's 1996 and 1997 Federal income tax returns. In addition, matters have arisen under various environmental laws, as well as under local regulatory compliance agencies. For a further description of such matters, see Note 11 to the Consolidated Financial Statements on page 29-31 of the 1999 Annual Report, which is incorporated herein by reference.

                  The Company has also reviewed its exposure with respect to "Year 2000" issues, which is discussed in detail on page 33 of the 1999 Annual Report, which is incorporated herein by reference.

                  Based on insurance availability, established reserves and periodic reviews of those matters, management is of the opinion that the ultimate resolution of current pending claims and known contingencies should not have a material adverse effect on the financial position, results of operations or cash flows of the Company and its subsidiaries, taken as a whole.


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                No matter was submitted to the vote of the Company's security holders in the last quarter of 1999.


EXECUTIVE OFFICERS OF THE REGISTRANT

                All officers are elected annually at the first meeting of the Board of Directors following the annual meeting of stockholders and are subject to removal at any time by the Board of Directors. The executive officers of Dover as of February 29, 2000 and their positions with the Company (and, where relevant, prior business experience) for the past five years are as follows:

Name                                Age              Positions Held and Prior Business Experience
----                                ---              --------------------------------------------
Thomas L. Reece                     57               Director, Chairman of the Board (since May 1999) President and (since
                                                     May 1994) Chief Executive Officer.

John F. McNiff                      57               Director (since May 1996); Vice President-Finance and Treasurer.

Robert G. Kuhbach                   52               Vice President, General Counsel and Secretary.


Robert A. Tyre                      55               Vice President-Corporate Development (since February 1995); prior thereto President, Rye Transaction Consultants, Inc. (acquisition consultants), from February 1993 to January 1995.

George F. Meserole                  54               Vice President, Controller (since August, 1998); prior thereto
                                                     Assistant Controller.

Charles R. Goulding                 50               Vice President, Taxation (since August, 1998); prior thereto Director of Taxation.

Lewis E. Burns                      61               Vice President and President of Dover Industries, Inc.

Rudolf J. Herrmann                  49               Vice President and President of Dover Resources, Inc.

John E. Pomeroy                     58               Director (since May 1998); Vice President and President of Dover
                                                     Technologies International, Inc.

Jerry W. Yochum                     61               Vice President and President of Dover Diversified, Inc.

                                     PART II

Item 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

                The principal market in which the Company's Common Stock is traded is the New York Stock Exchange. Information on the high and low sales prices of such stock, and the frequency and the amount of dividends paid during the last two years is set forth on Page 32 of the 1999 Annual Report and incorporated herein by reference. The Company's Common Stock is also listed on the London Stock Exchange.

                The number of holders of record of the Company's Common Stock as of February 29, 2000, as shown by the records of the Company's transfer agent was approximately 13,000. This figure includes participants in the Company's 401(k) program.

                On December 16, 1999, pursuant to the 1996 Non-Employee Directors' Stock Compensation Plan, the Company issued 1,500 shares of its Common Stock to each of its three U.S. resident outside directors, 1,050 shares of its common stock to two U.S. resident outside directors elected in May and 700 to a U.S. resident outside director elected in August, as compensation for serving as a director of the Company during 1999. At that time, the Company issued 2,000 shares of its Common Stock to each of its three non-U.S. resident outside directors who are not subject to U.S. withholding tax as compensation for serving as a director of the Company during 1999. In addition, the Company issued 350 shares of its Common Stock to Mrs. Magalen O. Bryant, a U.S. resident outside director who retired from the Board in April, 1999.

Item 6. SELECTED FINANCIAL DATA

                The information for the years 1989 through 1999 is set forth in the table "11-Year Consolidated Summary of Selected Financial Data for Continuing Operations" in the 1999 Annual Report on pages 36 and 37 and is incorporated herein by reference.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                The information set forth in the 1999 Annual Report on pages 33 and 34 is incorporated herein by reference.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

                INTEREST RATES

                The Company's exposure to market risk for changes in interest rates relates primarily to commercial paper borrowings and investments in cash equivalents. Commercial paper borrowings are at variable interest rates, and have maturities of three months or less, except for $400 million of one-year commercial paper sold in February 2000 which bears interest at LIBOR plus 2 basis points and resets quarterly. A 55 basis point increase in the interest rates (10% of the Company's weighted average commercial paper interest rate) on commercial paper borrowings would have an immaterial impact on the Company's pre-tax earnings. All highly liquid investments, including highly liquid debt instruments purchased with an original maturity of three months or less, are considered cash equivalents. The Company places its investments in cash equivalents with high credit quality issuers and limits the amount of exposure to any one issuer. A 54 basis point decrease in interest rates (10% of the Company's weighted average interest rate on its investments) would have an immaterial impact on Company's pre-tax earnings. The Company does not enter into derivative financial or derivative commodity instruments for trading or speculative purposes.

                FOREIGN EXCHANGE

                The Company conducts business in various foreign currencies, primarily in Canada, Europe, Japan and other Asian countries. Therefore, changes in the value of the currencies of these countries affect the Company's financial position and cash flows when translated into U.S. Dollars. As of December 31, 1999 the Company had not established a foreign currency-hedging program. The Company has mitigated and will continue to mitigate a portion of its currency exposure through decentralized operating companies in which all costs are local-currency based. A 10% change in the value of all foreign currencies would have an immaterial effect on the Company's financial position and cash flows.

Item 8.         FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                 The information set forth in the 1999 Annual Report on pages 20 through 32 is incorporated herein by reference.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                Not Applicable

                                    PART III

Item 10.        DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                Mr. Gary Roubos, director of various other corporations, Chairman of the Company (since August 1989), retired as Chairman in April 1999 but remains a director. Ms. Magalen O. Bryant, director of Carlisle Companies Incorporated and O'Sullivan Corp. a director of the Company since 1979, retired in April 1999. Mr. John F. Fort, a director of the Company from 1989 until his resignation on January 29, 1999, was Consultant, Full Circle Investments; Director of Tyco International Ltd. and formerly Chairman and Chief Executive Officer; and Director, Roper Industries. The information with respect to the continuing directors of the Company required to be included pursuant to this
Item 10 is included under the caption "1. Election of Directors" in the 2000 Proxy Statement as defined on page 2 and is incorporated in this Item 10 by reference. The information with respect to the executive officers of the Company required to be included pursuant to this Item 10 is included under the caption "Executive Officers of the Registrant" in Part I of this Annual Report on Form 10-K and is incorporated in this Item 10 by reference. The information with respect to Section 16(a) reporting compliance required to be included in this
Item 10 is included under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the 2000 Proxy Statement and is incorporated in this
Item 10 by reference.

Item 11.        EXECUTIVE COMPENSATION

                The information with respect to executive compensation required to be included pursuant to this Item 11 is included under the caption "Executive Compensation" in the 2000 Proxy Statement and is incorporated in this Item 11 by reference.

Item 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                MANAGEMENT

                The information regarding security ownership of certain beneficial owners and management that is required to be included pursuant to this Item 12 is included under the captions "General" and "Security Ownership of Certain Beneficial Owners and Management" in the 2000 Proxy Statement and is incorporated in this Item 12 by reference.

Item 13.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                The information with respect to any reportable transaction, business relationship or indebtedness between the Company and the beneficial owners of more than 5% of the Common Stock, the directors or nominees for director of the Company, the executive officers of the Company or the members of the immediate families of such individuals that is required to be included pursuant to this Item 13 is included under the caption "1. Election of Directors-Directors' Compensation" in the 2000 Proxy Statement and is incorporated in this Item 13 by reference.

                                     PART IV

Item 14.        EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

        (a)     (1)      Financial Statements

                The following consolidated financial statements of Dover Corporation and its subsidiaries are set forth in the 1999 Annual Report, which financial statements are incorporated herein by reference:

                (A) Report of Independent Accountants.

                (B) Consolidated balance sheets as of December 31, 1999 and
                    1998.

                (C) Consolidated statements of earnings, accumulated
                    comprehensive earnings and retained earnings for the years ended December 31, 1999, 1998 and 1997.

                (D) Consolidated statements of cash flows for the years ended
                    December 31, 1999, 1998 and 1997.

                (E) Notes to consolidated financial statements.

                (2) Financial Statement Schedule

                The following financial statement schedule is attached to Part IV of this report on form 10-K:

                  Schedule II--Valuation and Qualifying Accounts

                  Report of Independent Accountants.

                  All other schedules are not required and have been omitted.

                (3)      See (c) below.

        (b)     Current Reports on Form 8-K:
                The Company did not file any reports on Form 8-K during the last quarter of its fiscal year ended December 31, 1999.

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

                (4.5) Form of Indenture, dated as of November 14, 1995 between the Company and The First National Bank of Chicago, as Trustee, relating to the 6.45% Notes due November 15, 2005 (including the form of the note), filed as Exhibit 4 to the Company's Registration Statement on Form S-3 (Reg. No. 33-63713) filed under the Securities Act of 1933, is incorporated by reference.

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

                (10.6)   Form of Executive Severance Agreement, filed as Exhibit
                         10.6 to Annual Report on Form 10-K for year ended December 31, 1998, is incorporated by reference.*

                (13) Incorporated portions of Dover's Annual Report to Stockholders for its fiscal year ended December 31, 1999 as filed with the Commission by EDGAR on March 16, 2000; are incorporated by reference.

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

                                                 DOVER CORPORATION

                                                 By:/s/Thomas L. Reece
                                                    ----------------------------
                                                    Thomas L. Reece
                                                    Chairman, President
                                                    and Chief Executive Officer

                                                            Date: March 16, 2000

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

Signature                                        Title                                    Date
---------                                        -----                                    ----
/s/Thomas L. Reece
--------------------------------
Thomas L. Reece                     Chairman President and Chief
                                    Executive Officer and Director
                                    (Principal Executive Officer)                     March 16, 2000

/s/John F. McNiff
--------------------------------
John F. McNiff                      Treasurer and Director
                                    (Principal Financial Officer)                     March 16, 2000

/s/George F. Meserole
--------------------------------
George F. Meserole                  Controller                                        March 16, 2000
                                    (Principal Accounting Officer)

/s/Gary L. Roubos
--------------------------------
Gary L. Roubos                      Director*                                         March 16, 2000

/s/David H. Benson
--------------------------------
David H. Benson                     Director*                                         March 16, 2000

/s/Jean-Pierre M. Ergas
--------------------------------
Jean-Pierre M. Ergas                Director*                                         March 16, 2000

/s/Roderick J. Fleming
--------------------------------
Roderick J. Fleming                 Director*                                         March 16, 2000

/s/Kristiane C. Graham                                                                March 16, 2000
--------------------------------
Kristiane C. Graham                 Director

/s/James L. Koley
--------------------------------
James L. Koley                      Director*                                         March 16, 2000

/s/Richard K. Lochridge
--------------------------------
Richard K. Lochridge                Director*                                         March 16, 2000

/s/John E. Pomeroy
--------------------------------
John E. Pomeroy                     Director*                                         March 16, 2000


/s/Michael B. Stubbs
--------------------------------
Michael B. Stubbs                   Director*                                         March 16, 2000


*  By: /s/Robert G, Kuhbach
       --------------------------
         Robert G. Kuhbach
         Attorney-in-Fact

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

(4.5) Form of Indenture, dated as of November 14, 1995 between the Company and The First National Bank of Chicago, as Trustee, relating to the 6.45% Notes due November 15, 2005 (including the form of the note), filed as Exhibit 4 to the Company's Registration Statement on Form S-3 (Reg. No. 33-63713) filed under the Securities Act of 1933, is incorporated by reference.

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

(10.6) Form of Executive Severance Agreement, filed as Exhibit 10.6 to Annual Report on Form 10-K for year ended December 31, 1998, is incorporated by reference.*

(13) Incorporated portions of Dover's Annual Report to Stockholders for its fiscal year ended December 31, 1998 as filed with the Commission by EDGAR on March 23, 1999; are incorporated by reference.

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

                                                                     SCHEDULE II
                       DOVER CORPORATION AND SUBSIDIARIES
                        Valuation and Qualifying Accounts

                    Years Ended December 31, 1999, 1998, 1997


                                                                             Additions
                                                    Balance at               Charged to                          Balance at
                                                   Beginning of               Cost and          Deductions        Close of
                                                       Year                   Expense              (1)              Year
                                                       ----                   -------              ---              ----
                                                                          (000's omitted)
Year Ended December 31, 1999
      Allowance for Doubtful Accounts                 $20,955                 $6,803              $4,383          $23,375

Year Ended December 31, 1998
      Allowance for Doubtful Accounts                 $19,468                 $6,542              $5,055          $20,955

Year Ended December 31, 1997
      Allowance for Doubtful Accounts                 $16,569                 $7,248              $4,349          $19,468

Notes:

(1) Represents uncollectible accounts written off and reduction of prior years' over-provision less recoveries of accounts previously written off, net $2,377, $540 and $1,499 related to acquisitions and divestitures in 1999, 1998 and 1997, respectively.


                                                                     Charged,
                                            Balance at             (Credited) to                         Balance at
                                           Beginning of               Cost and           Acq. by          Close of
                                               Year                   Expense             Merger            Year
                                               ----                   -------             ------            ----
                                                                  (000's omitted)
Year Ended December 31, 1999
      Lifo Reserve                            $40,440              $(859)                 $    -           $39,581

Year Ended December 31, 1998
      Lifo Reserve                            $40,629              $(189)                 $    -           $40,440

Year Ended December 31, 1997
      Lifo Reserve                            $39,787              $ 842                  $    -           $40,629

                      REPORT OF INDEPENDENT ACCOUNTANTS ON

                          FINANCIAL STATEMENT SCHEDULE




To the Board of Directors and Stockholders of Dover Corporation:

Our audits of the consolidated financial statements referred to in our report dated February 4, 2000 appearing in the 1999 Annual Report to Stockholders of Dover Corporation, which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K, also included an audit of the financial statement schedule listed in item 14(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all materials respects, the information set forth therein when read in conjunction with the related consolidated financial statements.




                                                     PricewaterhouseCoopers  LLP


New York, New York
February 4, 2000