Form 10-Q
period 2000-03-31
DOVER CORP
filed 2000-04-17
CIK 29905

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q

              Quarterly Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934

For three months ended March 31, 2000                 Commission File No. 1-4018

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

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes_X_ No ___

The number of shares outstanding of the Registrant's common stock as of the close of the period covered by this report was 203,000,356.

                    Part. I.          FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                       DOVER CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENT OF EARNINGS
                          THREE MONTHS ENDED MARCH 31,
                                 (000 OMITTED)

                                                                                               UNAUDITED
                                                                                       2000                 1999
                                                                                 -----------------    ------------------
Net sales                                                                         $     1,251,283      $        969,755
Cost of sales                                                                             794,144               626,882
                                                                                 -----------------    ------------------
    Gross profit                                                                          457,139               342,873
Selling & administrative expenses                                                         264,079               233,719
                                                                                 -----------------    ------------------
    Operating profit                                                                      193,060               109,154
                                                                                 -----------------    ------------------
Other deductions (income):
  Interest expense                                                                         17,765                13,623
  Interest income                                                                          (2,336)               (9,204)
  Foreign exchange                                                                            814                   277
  Loss on dispositions                                                                      1,400                 3,675
  All other, net                                                                           (3,576)               (3,981)
                                                                                 -----------------    ------------------
       Total                                                                               14,067                 4,390
                                                                                 -----------------    ------------------
Earnings before taxes on income                                                           178,993               104,764
     Federal & other taxes on income                                                       61,674                35,544
                                                                                 -----------------    ------------------
Net earnings from continuing operations                                                   117,319                69,220
Earnings from discontinued operations, net of tax                                                               523,938
                                                                                 -----------------    ------------------
Net earnings                                                                      $       117,319      $        593,158
                                                                                 =================    ==================

Weighted average number of common shares
       outstanding during the period
     - Basic                                                                              202,797               216,928
                                                                                 =================    ==================
     - Diluted                                                                            204,440               218,326
                                                                                 =================    ==================

Net earnings per share:
Basic -   Continuing                                                              $          0.58      $           0.32
          Gain on sale                                                                          -                  2.41
                                                                                 -----------------    ------------------
          Net earnings                                                            $          0.58      $           2.73
                                                                                 =================    ==================

Diluted - Continuing                                                              $          0.57      $           0.32
          Gain on sale                                                                          -                  2.40
                                                                                 -----------------    ------------------
          Net earnings                                                            $          0.57      $           2.72
                                                                                 =================    ==================

See Notes to Consolidated Financial Statements.

                       DOVER CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF COMPREHENSIVE EARNINGS
                          THREE MONTHS ENDED MARCH 31,
                                 (000 OMITTED)

                                                                                               UNAUDITED
                                                                                       2000                 1999
                                                                                 -----------------    ------------------
Net earnings                                                                      $       117,319      $        593,158
                                                                                 -----------------    ------------------
Other comprehensive earnings, net of tax:
     Foreign currency translation adjustments                                               1,901               (25,090)
          Less: reclassification adjustment for adjustments
                included in net earnings                                                        -                     -
                                                                                 -----------------    ------------------
     Total foreign currency translation adjustments                                         1,901               (25,090)
                                                                                 -----------------    ------------------
     Unrealized gains (losses) on securities:
         Unrealized holding gains (losses) arising during period                                -                     -
          Less: reclassification adjustment for gains (losses)
                included in net earnings                                                        -                     -
                                                                                 -----------------    ------------------
     Total unrealized gains on securities                                                       -                     -
                                                                                 -----------------    ------------------
Other comprehensive earnings                                                                1,901               (25,090)
                                                                                 -----------------    ------------------
Comprehensive earnings                                                            $       119,220      $        568,068
                                                                                 =================    ==================

                       DOVER CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED STATEMENT OF RETAINED EARNINGS
                          THREE MONTHS ENDED MARCH 31,
                                 (000 OMITTED)

                                                                                               UNAUDITED
                                                                                       2000                 1999
                                                                                 -----------------    ------------------
Retained earnings at January 1                                                    $     2,830,175      $      1,992,991
Net earnings                                                                              117,319               593,158
                                                                                 -----------------    ------------------
                                                                                        2,947,494             2,586,149

Deduct:
   Common stock cash dividends
   $ 0.115 per share ($0.105 in 1998)                                                      23,339                22,685
                                                                                 -----------------    ------------------
Retained earnings at end of period                                                $     2,924,155      $      2,563,464
                                                                                 =================    ==================

See Notes to Consolidated Financial Statements.

                       DOVER CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                 (000 OMITTED)

                                                                                    UNAUDITED
                                                                                  March 31, 2000      December 31, 1999
                                                                                 -----------------    ------------------
Assets:
-------
Current assets:
 Cash & cash equivalents                                                          $       120,875      $        138,038
 Marketable securities                                                                          -                     -
 Receivables, net of allowance for doubtful accounts                                      841,743               750,917
 Inventories                                                                              705,122               639,379
 Prepaid expenses                                                                          92,676                83,228
                                                                                 -----------------    ------------------
    Total current assets                                                                1,760,416             1,611,562
                                                                                 -----------------    ------------------
Property, plant & equipment (at cost)                                                   1,499,413             1,480,833
Accumulated depreciation                                                                 (847,899)             (834,358)
                                                                                 -----------------    ------------------
  Net property, plant & equipment                                                         651,514               646,475
                                                                                 -----------------    ------------------
Intangible assets, net of amortization                                                  1,919,913             1,813,359
Other intangible assets                                                                     7,358                 7,358
Deferred charges & other assets                                                            64,165                53,186
                                                                                 -----------------    ------------------
                                                                                  $     4,403,366      $      4,131,940
                                                                                 =================    ==================

Liabilities:
------------
Current liabilities:
 Notes payable                                                                    $       753,612      $        296,637
 Current maturities of long-term debt                                                       1,596                 1,263
 Accounts payable                                                                         264,959               253,650
 Accrued compensation & employee benefits                                                 122,040               157,392
 Accrued insurance                                                                         47,406                50,274
 Other accrued expenses                                                                   189,466               186,405
 Income taxes                                                                              92,038               389,244
                                                                                 -----------------    ------------------
    Total current liabilities                                                           1,471,117             1,334,865
                                                                                 -----------------    ------------------
Long-term debt                                                                            634,295               608,025
Deferred taxes                                                                             49,174                42,061
Other deferrals (principally compensation)                                                107,598               108,233

Stockholders' equity:
---------------------
Preferred stock                                                                                 -                     -
Common stock                                                                              236,698               236,246
Additional paid-in surplus                                                                 42,460                33,060
Cumulative translation adjustments                                                        (78,084)              (79,985)
Unrealized holding gains (losses)                                                              46                    46
                                                                                 -----------------    ------------------
Accumulated other comprehensive earnings                                                  (78,038)              (79,939)
                                                                                 -----------------    ------------------
Retained earnings                                                                       2,924,155             2,830,175
                                                                                 -----------------    ------------------
  Subtotal                                                                              3,125,275             3,019,542
Less: treasury stock                                                                      984,093               980,786
                                                                                 -----------------    ------------------
                                                                                        2,141,182             2,038,756
                                                                                 -----------------    ------------------
                                                                                  $     4,403,366      $      4,131,940
                                                                                 =================    ==================

See Notes to Consolidated Financial Statements.

                       DOVER CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                          THREE MONTHS ENDED MARCH 31,
                                 (000 OMITTED)

                                                                                               UNAUDITED
                                                                                       2000                 1999
                                                                                 -----------------    ------------------
Cash flows from operating activities:
Net earnings                                                                      $       117,319      $        593,158
                                                                                 -----------------    ------------------
Adjustments to reconcile net earnings to net cash from operating activities:
  Income from discontinued operations                                                           -                     -
  Gain on sale of discontinued business                                                         -              (523,938)
  Depreciation                                                                             31,963                29,146
  Amortization                                                                             16,048                14,036
  Net increase (decrease) in deferred taxes                                                 5,997                 3,637
  Net increase (decrease) in LIFO reserves                                                    661                   570
  Increase (decrease) in deferred compensation                                              1,821                (4,960)
  (Gain) loss on sale of business and certain assets                                        1,400                 3,675
  Other, net                                                                               (3,939)              (10,765)
  Changes in assets & liabilities (excluding acquisitions):
    Decrease (increase) in accounts receivable                                            (78,959)               (9,864)
    Decrease (increase) in inventories, excluding LIFO reserve                            (52,020)              (11,272)
    Decrease (increase) in prepaid expenses                                                (8,780)               (6,419)
    Increase (decrease) in accounts payable                                                 6,209                (7,116)
    Increase (decrease) in accrued expenses                                               (36,464)              (33,004)
    Increase (decrease) in federal & other taxes on income                                 14,891                  (194)
                                                                                 -----------------    ------------------
  Total adjustments                                                                      (101,172)             (556,468)
                                                                                 -----------------    ------------------
Net cash from operating activities of continuing operations                                16,147                36,690
                                                                                 -----------------    ------------------

Cash flows from (used in) investing activities:
  Net sales (purchase) of marketable securities                                                 -                     -
  Additions to property, plant & equipment                                                (35,231)              (26,305)
  Acquisitions, net of cash & cash equivalents                                           (154,080)             (164,048)
  Proceeds from sale of business                                                           14,923                     -
  Purchase of treasury stock                                                               (3,307)             (249,294)
                                                                                 -----------------    ------------------
Net cash from (used in) investing activities of continuing operations                    (177,695)             (439,647)
                                                                                 -----------------    ------------------

Cash flows from (used in) financing activities:
  Increase (decrease) in notes payable                                                    456,975              (324,350)
  Increase (decrease) in long-term debt                                                    12,728                  (989)
  Proceeds from exercise of stock options                                                   5,449                 4,550
  Cash dividends to stockholders                                                          (23,339)              (22,685)
                                                                                 -----------------    ------------------
Net cash from (used in) financing activities of continuing operations                     451,813              (343,474)
                                                                                 -----------------    ------------------
                                                                                 -----------------    ------------------
Proceeds, taxes and cash from discontinued operations                                    (307,428)            1,169,599
                                                                                 -----------------    ------------------

Net increase (decrease) in cash & cash equivalents                                        (17,163)              423,168
Cash & cash equivalents at beginning of period                                            138,038                96,774
                                                                                 -----------------    ------------------
Cash & cash equivalents at end of period                                          $       120,875      $        519,942
                                                                                 =================    ==================

See Notes to Consolidated Financial Statements.

                         DOVER CORPORATION CONSOLIDATED
                             MARKET SEGMENT RESULTS
                                  (unaudited)

                                                         First quarter ended March 31
                                                         ----------------------------
                                                                                            Percent
                      SALES                                2000                 1999         Change
                      -----                         -------------------- ----------------------------
Dover Technologies                                    $     466,366,000     $   288,120,000       62%
Dover Industries                                            299,041,000         258,706,000       16%
Dover Diversified                                           269,538,000         230,580,000       17%
Dover Resources                                             218,156,000         193,757,000       13%
                                                    -------------------- -------------------
   Total (after intramarket eliminations)             $   1,251,283,000     $   969,755,000       29%
                                                    ==================== ===================

                    EARNINGS
                    --------

Dover Technologies                                    $      84,795,000     $    25,914,000      227%
Dover Industries                                             50,415,000          37,284,000       35%
Dover Diversified                                            33,465,000          27,281,000       23%
Dover Resources                                              33,541,000          26,933,000       25%
                                                    ----------------------------------------
   Subtotal (after intramarket eliminations)                202,216,000         117,412,000
Gain (loss)  on disposition                                  (1,400,000)        ($3,675,000)
Corporate expense                                            (6,241,000)         (4,502,000)      39%
Net interest expense                                        (15,582,000)        ($4,471,000)     249%
                                                    ----------------------------------------
Earnings before taxes on income                             178,993,000         104,764,000       71%
Taxes on income                                              61,674,000          35,544,000       74%
                                                    ----------------------------------------
Net earnings - Continuing Operations                        117,319,000          69,220,000       69%
Gain on sale of discontinued operations   *                           -         523,938,000
                                                    ----------------------------------------
Net earnings                                          $     117,319,000     $   593,158,000      -80%
                                                    ========================================

Net earnings per share:

Basic -    Continuing                                 $            0.58     $          0.32       81%
           Gain on sale                                               -                2.41
                                                    ----------------------------------------
           Net earnings                               $            0.58     $          2.73
                                                    ========================================

Diluted - Continuing                                  $            0.57     $          0.32       78%
          Gain on sale                                                -                2.40
                                                    ----------------------------------------
          Net earnings                                $            0.57     $          2.72
                                                    ========================================

Average number of shares outstanding - Basic                202,797,000         216,928,000
Average number of shares outstanding - Diluted              204,440,000         218,326,000

* On January 5, 1999, Dover completed the sale of its elevator business to Thyssen Industrie AG for $1.16 billion.

                       DOVER CORPORATION AND SUBSIDIARIES
                       MARKET SEGMENT IDENTIFIABLE ASSETS
                                 (000 OMITTED)

                                                         UNAUDITED
                                                         March 31,          December 31,
                                                           2000                 1999
                                                    -------------------- -------------------
Dover Technologies                                     $      1,277,473     $     1,206,549
Dover Industries                                              1,054,280             894,452
Dover Diversified                                             1,139,924           1,128,239
Dover Resources                                                 842,394             804,664
Corporate  (1)                                                   89,295              98,036
                                                    ----------------------------------------
Consolidated Total                                     $      4,403,366     $     4,131,940
                                                    ==================== ===================

(1)   - Principally cash and equivalents

                               DOVER CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000

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

NOTE B - Inventory

Inventories, by components, are summarized as follows :

                                                                                             (000 omitted)
                                                                                 ---------------------------------------
                                                                                    UNAUDITED
                                                                                    March 31,           December 31,
                                                                                       2000                 1999
                                                                                 -----------------    ------------------
Raw materials                                                                     $       261,681      $        239,498
Work in progress                                                                          224,881               205,792
Finished goods                                                                            255,375               233,671
                                                                                 -----------------    ------------------
Total                                                                                     741,937               678,961
Less LIFO reserve                                                                          36,815                39,582
                                                                                 -----------------    ------------------
Net amount per balance sheet                                                      $       705,122      $        639,379
                                                                                 =================    ==================

NOTE C - Accumulated other Comprehensive Earnings

Accumulated other comprehensive earnings, by components are summarized as follows:

                                                               UNAUDITED                     (000 omitted)
                                                           -------------------------------------------------------------
                                                              ACCUMULATED
                                                                 OTHER                                    Unrealized
                                                             COMPREHENSIVE          Cumulative             Holding
                                                               EARNINGS             Translation             Gains
                                                               (LOSSES)             Adjustments            (losses)
                                                           ------------------    -----------------    ------------------
Beginning balance                                           $        (79,939)     $       (79,985)     $             46
Current-period change                                                  1,901                1,901                     0
                                                           ------------------    -----------------    ------------------
Ending balance                                              $        (78,038)     $       (78,084)     $             46
                                                           ==================    =================    ==================

NOTE D - Additional Information

         For a more adequate understanding of the Company's financial position, operating results, business properties and other matters, reference is made to the Company's Annual Report on Form 10-K which was filed with the Securities and Exchange Commission on March 16, 2000.

         Net earnings as reported was used in computing both basic EPS and diluted EPS without further adjustment. The Company does not have a complex capital structure. Accordingly, the entire difference between basic weighted average shares and diluted weighted average shares results from assumed stock option exercise. The diluted EPS computation was made using the treasury stock method.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS

(1)      MATERIAL CHANGES IN CONSOLIDATED FINANCIAL CONDITION:

         The Company's liquidity decreased slightly during the first three months of 2000 as compared to the position at December 31, 1999. The taxes paid on the gain from sale of the elevator business ($307 million), plus amounts invested in acquisitions ($168 million) are the principle reasons for the decrease in liquidity.

         Working capital increased from $276.7 million at the end of last year to $289.3 million at March 31, 2000. Capital expenditures were $35.2 million for the first quarter 2000 compared to $26.3 million last year. The working capital increase and capital expenditures were funded by internal cash flow.

         At March 31, 2000, net debt (defined as long-term debt plus current maturities on long-term debt plus notes payable less cash and equivalents and marketable securities) of $1,269 million represented 37.2% of total capital. This compares with 27.4% at December 31, 1999. In March the company issued $400 million under its commercial paper program as a one year note to pay for the taxes on the gain from the elevator sale and to fund acquisitions. The interest rate (6.13%) is based on three month Libor plus two basis points. The Company continues to be rated A-1 by Standard & Poors and F-1 by Fitch IBCA. The Company believes its significant free cash flow will enable it to fund internal growth and, together with modest debt utilization fund its acquisition program. The Company also believes it will continue to maintain a solid credit profile.

         The Company completed four add-on and one stand-alone acquisitions during the quarter at a combined cost of $168 million. At Dover Resources, Sure Seal, a leading supplier of butterfly valves, actuators and other components used in piping systems, pneumatic conveying, transportation and industrial applications - complements Civacon/Knappco, Hydro Cam Engineering a maker of stamping dies for the electric motor, generator, transformer and automotive markets, joins De-Sta-Co Manufacturing. At Dover Technologies, Prime Yield, a maker of semi conductors test sockets and distributor of probe cards, for semiconductor testing expands Everett Charles Technologies semiconductor product offering in it's market. At Dover Diversified, Yakima Wire Works, a maker of bagging machinery for the packaging of soft perishable produce joins SWF.

         Dover Industries completed the only stand-along acquisition - Triton Systems, Inc. (Mississippi). Triton is the leading provider of cash-dispensing ATMs for off-premise locations and is the second-largest manufacturer of ATMs and ATM management software in the U.S. The profit impact of these acquisitions in 2000 will be small due to acquisition write-offs, and imputed financing costs.

(2)      MATERIAL CHANGES IN RESULTS OF OPERATIONS:

         The Company earned $.57 per diluted share from continuing operations in the first quarter ended March 31, 2000, an increase of 78% from the $.32 per diluted share earned in the comparable quarter last year. Net income from continuing operations for the first quarter was a first quarter record $117.3 million, up 69% from $69.2 million in net income from continuing operations last year. Sales in the quarter were a record $1.25 billion, up 29% from $969.8 million last year. In the first quarter of 1999 the Company also reported a non-recurring gain of $2.40 per share from the sale of its elevator business.

Each of the Company's four business segments achieved earnings growth in excess of 20%, led by Technologies where income more than tripled from a weak performance in the first quarter of last year.

         The Company reports its pretax earnings in two ways -- on the GAAP/SEC required segment reporting described above, and on an EBITACQ basis (Earnings Before Interest, Taxes, and non-cash charges arising from purchase accounting for acquisitions). First quarter EBITACQ of $218 million was 65% higher than prior year. Of this, about 12 points reflect acquisitions and 53% the growth of existing companies (notably electronics). The reduction in shares outstanding during the last 9 months of 1999 resulted in stronger growth for EBITACQ per outstanding share, as this measure increased 73% to $1.07 per share.

DOVER TECHNOLOGIES:

         Dover Technologies sales in the first quarter increased 62% to $466.4 million, from $288.1 million last year, and segment profit increased 227% to $84.8 million, from $25.9 million last year. These strong results were a continuation of trends apparent in the second half of last year, and compare to a weak first quarter of 1999. Segment bookings set a quarterly record, and at $562 million were 21% greater than shipments.

         Technologies' circuit board assembly test equipment (CBAT) companies achieved their fourth consecutive quarterly improvement in orders, shipments, and earnings following an electronic industry cyclical slowdown that began in late 1997 and continued into the early part of 1999. Sales, earnings, and orders in the first quarter surpassed the best levels reached in the previous industry up-cycle, and margins improved to 20%. The CBAT market demand is being driven by the broad-based electronics industry recovery, innovations in semiconductor packaging, and rising capacity needs -- especially for "new generation" products. CBAT bookings were up 80% from last year, and the book-to-bill ratio in the quarter was 1.13.

         Technologies' specialty components (SEC) companies experienced an outstanding quarter, as profits more than doubled on a 42% sales gain, the result of strong demand from the communication market for increased bandwidth and additional capacity for voice and data transmission in both fixed and wireless systems, combined with improved operational performance. SEC bookings were up 103%, and the quarter's book-to-bill ratio was 1.53.

         Technologies' industrial marking business, Imaje, reported sales and profits substantially ahead of last year's weak first quarter. The decline of the French Franc in relation to the U.S. dollar has improved Imaje's competitiveness in some markets, while lowering percentage gains expressed in $'s. Imaje's sales, measured in French Francs, were up 34% from the first quarter of 1999.

         Technologies quarter-end backlog creates the potential for favorable comparisons to last year's second quarter. Favorable comparisons in the second half of 2000 will be harder to achieve, particularly for CBAT, whose 1999 second half profits were much higher than the first half.

DOVER INDUSTRIES:

         Dover Industries sales in the first quarter increased 16% to $299.0 million from $258.7 million last year, and segment earnings increased 35% from $37.3 million to $50.4 million. Acquisitions made in the last year, including Triton, contributed 12 percentage points of the sales increase and 13 percentage points of the segment earnings gain. Segment bookings in the quarter were up 6% and the book-to-ship ratio was .98.

         Heil Environmental set quarterly sales and profit records before counting a $3 million gain from settlement of a long-standing dispute. Shipments rose 12% from the average quarterly level in 1999, exceeding bookings for the first time since the third quarter of 1998. Backlog remains high, up 38% from prior year.

         The automotive service equipment market continues to be strong, which helped Rotary Lift, Chief Automotive, and PDQ improve its sales by about 30% and profits by about 60%. Rotary Lift improved its profits by more than 40%, partly as a result of two acquisitions made in 1999, but primarily due to gains in its "core" US lift operations. All invested heavily in new products and in manufacturing improvements during 1999.

         In the food service equipment area, both Groen and Randell improved sales and earnings. DovaTech's welding/laser equipment business grew internally and by acquisition to become Industries' third largest profit producer. A portion of these profit improvements was offset by a $1.1 million (19%) decline at Heil Trailer and modest declines at three other companies totaling $1.2 million. Heil Trailer began reducing its shipments in 1999's third quarter reflecting soft order rates earlier in that year. After an order spike late last year, the downward trend has continued with first quarter orders falling 13% from the prior year to a level 17% below shipments.

         Overall, Industries should see further profit growth in the second quarter, which historically has been seasonally strong, and continues to expect a strong operating gain for the full year including, now, a growing contribution from Triton.

DOVER DIVERSIFIED:

         Dover Diversified sales in the first quarter increased 17% to $269.5 million from $230.6, last year, and segment income increased 23% to $33.5 million from $27.3 million. The primary drivers of the profit gain were acquisitions made in 1999 (especially Crenlo and JE Piston), good internal growth at Tranter, Waukesha (U.S.) and Wiseco, and the successful turnaround at Belvac. This company achieved earnings more than five times greater than last year on only a 3% sales gain, improved margins close to historical levels, and booked slightly more than it shipped. Employment levels at Belvac are down almost 40% from last year and 69% from the high point during the 1994-1996 can-necker boom.

         These gains were partially offset by declines at several other companies (including Hill Phoenix, A-C Compressor, and Sargent) that totaled $4.5 million, somewhat less than the amount added by companies acquired during 1999. Acquisitions, net of divestments, added about $38 million to Diversified's first quarter sales.

         Many of Diversified's companies tend to have variable quarterly results due to seasonal factors and the irregular pattern of large machinery shipments. In the current quarter bookings exceeded billings by 15% for Diversified and backlogs ended 18% higher than last year.

         Diversified's profits are expected to exceed the first quarter level in the next two quarters of this year and to be ahead for the year as a whole.

DOVER RESOURCES:

         Dover Resources sales in the first quarter increased to $218.2 million from $193.8 million last year, or 13%, and segment income increased 25%, from $26.9 million to $33.5 million. Segment bookings in the quarter were up 24% and the book-to-bill ratio was 1.05.

         Ten of the fourteen companies achieved earnings gains compared to last year, with only one suffering a significant (and expected) decline. The Petroleum Equipment Group, which suffered severely from low oil prices during the first half of last year, more than doubled sales compared to last year's first quarter, expanded margins, and achieved its best quarterly profits in over ten years. Other companies that are strongly influenced by the petro-chemical and energy production/transmission industries -- Wilden, Blackmer, Cook, and OPW Fluid Transfer Group -- achieved strong profit gains that totaled over 20%.

         This improvement was partially offset by a 42% profit decline at OPW Fueling Components on a sales drop of 15%. Spillover sales traceable to an EPA compliance deadline for underground gasoline tanks inflated 1999's first quarter results, turning this usually seasonally slow quarter into 1999's best quarter by far. Actual earnings in this year's first quarter were only 10% below the average level of the last three quarters of 1999.

         For the first quarter total bookings and backlog at Resources' were both up about 25% from last year with a book-to-bill ratio of 1.05. Resources goal in 2000 is to exceed their previous record earnings year ($125 million in 1998), hopefully by a significant amount. This will require continued strengthening from first quarter levels.

OUTLOOK:

         The first quarter was a strong start to what we expect will be another record year. Order rates, backlogs and seasonality suggest that EPS could rise in the second quarter, possibly setting a new quarterly record, and again be well ahead of prior year ($.44 per share). Beyond this, modest increases are possible, in our industrial businesses and in the SEC portion of our electronics business. We are unable to predict business levels for our CBAT companies much more than one quarter ahead. As noted in our recently published Annual Report, "guesses and hopes must face the test of achievement, which is not assured.

YEAR 2000:

The Company has experienced no substantive, let alone material, Year 2000 problems to date. In the unlikely event that subsequent Year 2000 problems were to occur the Company believes the contingency plans developed and completed in 1998 and 1999 would still be applicable. The Company believes any such problems that might become evident will not be material to the Company.

         This "Year 2000" constitutes a "Year 2000 Readiness Disclosure" within the meaning of the "Year 2000 Information and Readiness Disclosure Act."

Special Notes Regarding Forward Looking Statements

                  This Annual Report on Form 10-K and the documents that are incorporated by reference, particularly sections of any Annual Report to Stockholders under the headings "Outlook" or "Management's Discussion and Analysis", contain forward-looking statements within the meaning of the Securities Act of 1933, as amended, and the Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. Such statements relate to, among other things, industries in which the Company operates, the U.S. and global economies, earnings, cash flow and operating improvements and may be indicated by words or phrases such as "anticipates," "supports," "plans," "projects," "expects," "should," "hope," "forecast," "Dover believes," "management is of the opinion" and similar words or phrases. Such statements may also be made by management orally. Forward-looking statements are subject to inherent uncertainties and risks, including among others: increasing price and product/service competition by foreign and domestic competitors, including new entrants; technological developments and changes; the ability to continue to introduce competitive new products and services on a timely, cost effective basis; the mix of products/services; the achievement of lower costs and expenses; domestic and foreign governmental and public policy changes including environmental regulations; protection and validity of patent and other intellectual property rights; the continued success of the Company's acquisition program; the cyclical nature of the Company's business; and the outcome of pending and future litigation and governmental proceedings. In addition, such statements could be affected by general industry and market conditions and growth rates, and general domestic and international economic conditions including interest rate and currency exchange rate fluctuations. In light of these risks and uncertainties, actual events and results may vary significantly from those included in or contemplated or implied by such statements. Readers are cautioned not to place undue reliance on such forward-looking statements. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

                                       DOVER CORPORATION

Date:      April 17, 1999              /s/ John F. McNiff
     ----------------------------      ------------------
                                       John F. McNiff, Chief Financial Officer,
                                       Vice President and Treasurer

Date:      April 17, 1999              /s/ George F. Meserole
     ----------------------------      ----------------------
                                       George F. Meserole, Chief Accounting
                                       Officer, Vice President and Controller