Form 10-K/A
period 1999-12-31
DOVER CORP
filed 2000-06-26
CIK 29905

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                              FORM 10-K/A No. 1

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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past ninety days. Yes [X] No [ ]


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of close of business February 29, 2000 was $7,680,269,578. Registrant's price as reported on the New York Stock Exchange - Composite Transaction for February 29, 2000 was $38.5625 per share.

The number of outstanding shares of the Registrant's common stock as of February 29, 2000 was 202,911,837.

DOCUMENTS INCORPORATED BY REFERENCE

Part I, II, and IV  -      Certain portions of the annual report to Stockholders for Fiscal Year Ended December 31, 1999 (the
                           "1999 Annual Report").

Parts II, and III   -      Certain portions of the Proxy Statement for Annual Meeting to be held on April 25, 2000 (the "2000
                           Proxy Statement")

The undersigned Registrant hereby amends the following items, financial statements, exhibits or other portions of its 1999 Annual Report on Form 10-K as set forth in the pages attached hereto:

Information, amended financial statements and exhibits required by Form 11-K with respect to Dover Corporation Retirement Savings Plan for the year ended December 31, 1999, pursuant to Rule 15d-21 under the Securities Exchange Act of 1934.

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


Dated:   June 26, 2000