Form 10-Q
period 2000-06-30
DOVER CORP
filed 2000-07-18
CIK 29905

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

               Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

For six months ended June 30, 2000                    Commission File No. 1-4018

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

The number of shares outstanding of the Registrant's common stock as of the close of the period covered by this report was 203,074,480.

                       Part I.      FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS

                       DOVER CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENT OF EARNINGS
                           THREE MONTHS ENDED JUNE 30,
                                  (000 OMITTED)

                                                                                            UNAUDITED
                                                                                      2000                   1999
                                                                              ----------------   --------------------
Net sales                                                                         $  1,379,260     $        1,077,850
Cost of sales                                                                          871,839                687,705
                                                                              ----------------   --------------------
    Gross profit                                                                       507,421                390,145
Selling & administrative expenses                                                      280,898                241,615
                                                                              ----------------   --------------------
    Operating profit                                                                   226,523                148,530
                                                                              ----------------   --------------------
Other deductions (income):
  Interest expense                                                                      23,673                 12,329
  Interest income                                                                       (2,080)                (4,097)
  Foreign exchange                                                                      (3,447)                  (700)
  Loss on dispositions                                                                       -                      -
  All other, net                                                                        (1,035)                (1,827)
                                                                              ----------------   --------------------
       Total                                                                            17,111                  5,705
                                                                              ----------------   --------------------
Earnings before taxes on income                                                        209,412                142,825
     Federal & other taxes on income                                                    72,679                 49,515
                                                                              ----------------   --------------------
Net earnings                                                                      $    136,733     $           93,310
                                                                              ================   ====================

Weighted average number of common
shares outstanding during the period
     - Basic                                                                           202,895                213,796
                                                                              ================   ====================
     - Diluted                                                                         204,683                215,248
                                                                              ================   ====================

Net earnings per share:
     - Basic                                                                      $       0.67     $             0.44
                                                                              =======================================

     - Diluted                                                                    $       0.67     $             0.44
                                                                              =======================================

See Notes to Consolidated Financial Statements.

                       DOVER CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF COMPREHENSIVE EARNINGS
                           THREE MONTHS ENDED JUNE 30,
                                  (000 OMITTED)

                                                                                            UNAUDITED
                                                                                      2000                   1999
                                                                              ----------------   --------------------

Net earnings                                                                    $      136,733   $             93,310
                                                                              ----------------   --------------------
Other comprehensive earnings, net of tax:
     Foreign currency translation adjustments                                          (48,288)               (15,289)
          Less: reclassification adjustment for adjustments
                   included in net earnings                                                  -                      -
                                                                              ----------------   --------------------
     Total foreign currency translation adjustments                                    (48,288)               (15,289)
                                                                              ----------------   --------------------
     Unrealized gains (losses) on securities:
         Unrealized holding gains (losses) arising during period                        27,110                     (5)
         Less: reclassification adjustment for gains (losses)
                   included in net earnings                                                  -                      -
                                                                              ----------------   --------------------
     Total unrealized gains on securities (tax $14,597 in 2000
                and $0 in 1999)                                                         27,110                     (5)
                                                                              ----------------   --------------------
  Other comprehensive earnings                                                         (21,178)               (15,294)
                                                                              ----------------   --------------------
  Comprehensive earnings                                                        $      115,555   $             78,016
                                                                              ================   ====================


See Notes to Consolidated Financial Statements.

                       DOVER CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENT OF EARNINGS
                            SIX MONTHS ENDED JUNE 30,
                                  (000 OMITTED)

                                                                                            UNAUDITED
                                                                                      2000                   1999
                                                                              ----------------   --------------------

Net sales                                                                         $  2,630,543     $        2,047,605
Cost of sales                                                                        1,665,983              1,314,587
                                                                              ----------------   --------------------
     Gross profit                                                                      964,560                733,018
Selling & administrative expenses                                                      544,977                475,334
                                                                              ----------------   --------------------
     Operating profit                                                                  419,583                257,684
                                                                              ----------------   --------------------
Other deductions (income):
  Interest expense                                                                      41,438                 25,952
  Interest income                                                                       (4,416)               (13,301)
  Foreign exchange                                                                      (2,633)                  (423)
  Loss on dispositions                                                                   1,400                  3,675
  All other, net                                                                        (4,611)                (5,808)
                                                                              ----------------   --------------------
        Total                                                                           31,178                 10,095
                                                                              ----------------   --------------------
Earnings before taxes on earnings                                                      388,405                247,589
     Federal & other taxes on earnings                                                 134,353                 85,059
                                                                              ----------------   --------------------
Net earnings from continuing operations                                                254,052                162,530
Earnings from discontinued operations, net of tax                                            -                523,938
                                                                              ----------------   --------------------
Net earnings                                                                      $    254,052     $          686,468
                                                                              ================   ====================


Weighted average number of common shares
       outstanding during the period
     - Basic                                                                           202,895                213,796
                                                                              ================   ====================
     - Diluted                                                                         204,683                215,248
                                                                              ================   ====================

Net earnings per share:
Basic -   Continuing                                                               $      1.25     $             0.76
          Gain on sale                                                                       -                   2.45
                                                                              ----------------   --------------------
          Net earnings                                                             $      1.25     $             3.21
                                                                              ================   ====================

Basic -   Continuing                                                               $      1.24     $             0.76
          Gain on sale                                                                       -                   2.43
                                                                              ----------------   --------------------
          Net earnings                                                             $      1.24     $             3.19
                                                                              ================   ====================


See Notes to Consolidated Financial Statements.

                       DOVER CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF COMPREHENSIVE EARNINGS
                            SIX MONTHS ENDED JUNE 30,
                                  (000 OMITTED)

                                                                                            UNAUDITED
                                                                                       2000                   1999
                                                                              ----------------   --------------------

Net earnings                                                                    $      254,052     $          686,468
                                                                              ----------------   --------------------
Other comprehensive earnings, net of tax:
     Foreign currency translation adjustments                                          (46,387)               (40,379)
          Less: reclassification adjustment for adjustments
                included in net earnings                                                     -                      -
                                                                              ----------------   --------------------
     Total foreign currency translation adjustments                                    (46,387)               (40,379)
                                                                              ----------------   --------------------
     Unrealized gains (losses) on securities:
         Unrealized holding gains (losses) arising during period                        27,110                     (5)
         Less: reclassification adjustment for gains (losses)
               included in net earnings                                                      -                      -
                                                                              ----------------   --------------------
     Total unrealized gains on securities (tax $14,597 in 2000
           and $0 in 1999)                                                              27,110                     (5)
                                                                              ----------------   --------------------
Other comprehensive earnings                                                           (19,277)               (40,384)
                                                                              ----------------   --------------------
Comprehensive earnings                                                          $      234,775     $          646,084
                                                                              ================   ====================


                       DOVER CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED STATEMENT OF RETAINED EARNINGS
                            SIX MONTHS ENDED JUNE 30,
                                  (000 OMITTED)

                                                                                            UNAUDITED
                                                                                       2000                   1999
                                                                              ----------------   --------------------

Retained earnings at January 1                                                  $    2,830,175     $        1,992,991
Net earnings                                                                           254,052                686,468
                                                                              ----------------   --------------------
                                                                                     3,084,227              2,679,459

Deduct:
   Common stock cash dividends
   $ 0.23 per share ($0.21 in 1999)                                                     46,691                 44,805
                                                                              ----------------   --------------------
Retained earnings at end of period                                                $  3,037,536     $        2,634,654
                                                                              ================   ====================

See Notes to Consolidated Financial Statements.

                       DOVER CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                  (000 OMITTED)

                                                                                  UNAUDITED
                                                                                June 30, 2000     December 31, 1999
                                                                              ----------------   --------------------
Assets:
-------
Current assets:
 Cash & cash equivalents                                                        $      135,711     $          138,038
 Marketable securities                                                                       -                      -
 Receivables, net of allowance for doubtful accounts                                   901,596                750,917
 Inventories                                                                           715,837                639,379
 Prepaid expenses                                                                       94,835                 83,228
                                                                              ----------------   --------------------
    Total current assets                                                             1,847,979              1,611,562
                                                                              ----------------   --------------------
Property, plant & equipment (at cost)                                                1,533,594              1,480,833
Accumulated depreciation                                                              (860,520)              (834,358)
                                                                              ----------------   --------------------
  Net property, plant & equipment                                                      673,074                646,475
                                                                              ----------------   --------------------
Intangible assets, net of amortization                                               1,919,558              1,813,359
Other intangible assets                                                                  7,358                  7,358
Deferred charges & other assets                                                        114,117                 53,186
                                                                              ----------------   --------------------
                                                                                $    4,562,086     $        4,131,940
                                                                              ================   ====================

Liabilities:
------------
Current liabilities:
 Notes payable                                                                  $      793,257     $          296,637
 Current maturities of long-term debt                                                    2,329                  1,263
 Accounts payable                                                                      276,258                253,650
 Accrued compensation & employee benefits                                              147,837                157,392
 Accrued insurance                                                                      46,756                 50,274
 Other accrued expenses                                                                192,622                186,405
 Income taxes                                                                           54,043                389,244
                                                                              ----------------   --------------------
    Total current liabilities                                                        1,513,102              1,334,865
                                                                              ----------------   --------------------
Long-term debt                                                                         630,018                608,025
Deferred taxes                                                                          64,397                 42,061
Other deferrals (principally compensation)                                             119,622                108,233

Stockholders' equity:
---------------------
Preferred stock                                                                              -                      -
Common stock                                                                           236,784                236,246
Additional paid-in surplus                                                              44,535                 33,060

Cumulative translation adjustments                                                    (126,372)               (79,985)
Unrealized holding gains (losses)                                                       27,156                     46
                                                                              ----------------   --------------------
Accumulated other comprehensive earnings                                               (99,216)               (79,939)
                                                                              ----------------   --------------------
Retained earnings                                                                    3,037,536              2,830,175
                                                                              ----------------   --------------------
  Subtotal                                                                           3,219,639              3,019,542
Less: treasury stock                                                                   984,692                980,786
                                                                              ----------------   --------------------

                                                                                     2,234,947              2,038,756
                                                                              ----------------   --------------------
                                                                                $    4,562,086     $        4,131,940
                                                                              ================   ====================

See Notes to Consolidated Financial Statements.

                       DOVER CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                            SIX MONTHS ENDED JUNE 30,
                                  (000 OMITTED)

                                                                                            UNAUDITED
                                                                                       2000                   1999
                                                                              ----------------   --------------------
Cash flows from operating activities:
Net earnings                                                                    $      254,052     $          686,468
                                                                              ----------------   --------------------
Adjustments to reconcile net earnings to net cash
  from operating activities:
  Gain on sale of discontinued business                                                      -               (523,938)
  Depreciation                                                                          68,462                 60,286
  Amortization                                                                          32,639                 29,628
  Net increase (decrease) in deferred taxes                                              4,768                    239
  Net increase (decrease) in LIFO reserves                                               1,192                    928
  Increase (decrease) in deferred compensation                                          13,888                 (3,175)
  (Gain) loss on sale of business and certain assets                                     1,400                      -
  Other, net                                                                           (12,238)               (10,364)
  Changes in assets & liabilities (excluding acquisitions):
    Decrease (increase) in accounts receivable                                        (148,103)               (60,296)
    Decrease (increase) in inventories, excluding LIFO reserve                         (60,344)                 4,723
    Decrease (increase) in prepaid expenses                                            (11,812)                (6,468)
    Increase (decrease) in accounts payable                                             14,963                   (681)
    Increase (decrease) in accrued expenses                                            (14,735)               (21,314)
    Increase (decrease) in federal & other taxes on income                              (8,884)               (28,243)
                                                                              ----------------   --------------------
  Total adjustments                                                                   (118,804)              (558,675)
                                                                              ----------------   --------------------
Net cash from operating activities of continuing operations                            135,248                127,793
                                                                              ----------------   --------------------

Cash flows from (used in) investing activities:
  Additions to property, plant & equipment                                             (77,347)               (53,825)
  Acquisitions, net of cash & cash equivalents                                        (224,606)              (304,304)
  Proceeds from sale of business                                                        14,923              1,169,599
  Purchase of treasury stock                                                            (3,906)              (437,448)
                                                                              ----------------   --------------------
Net cash from (used in) investing activities of continuing operations                 (290,936)               374,022
                                                                              ----------------   --------------------

Cash flows from (used in) financing activities:
  Increase (decrease) in notes payable                                                 485,097               (325,560)
  Increase (decrease) in long-term debt                                                 16,309                 (3,429)
  Proceeds from exercise of stock options                                                6,697                  5,911
  Cash dividends to stockholders                                                       (46,691)               (44,805)
                                                                              ----------------   --------------------
Net cash from (used in) financing activities of continuing operations                  461,412               (367,883)
                                                                              ----------------   --------------------

                                                                              ----------------   --------------------
Discontinued operations tax payments                                                  (308,051)                     -
                                                                              ----------------   --------------------

Net increase (decrease) in cash & cash equivalents                                      (2,327)               133,932
Cash & cash equivalents at beginning of period                                         138,038                 96,774
                                                                              ----------------   --------------------
Cash & cash equivalents at end of period                                         $     135,711      $         230,706
                                                                              ================   ====================

See Notes to Consolidated Financial Statements.

                         DOVER CORPORATION CONSOLIDATED
                             MARKET SEGMENT RESULTS
                                   (unaudited)

                                                       Second quarter ended June 30
                                                       ----------------------------        Percent
                     SALES                               2000                 1999          Change
                     -----
                                                 --------------------  ------------------- --------

Dover Technologies                                 $      527,352,000   $      334,883,000      57%
Dover Industries                                          326,289,000          293,826,000      11%
Dover Diversified                                         310,412,000          260,715,000      19%
Dover Resources                                           217,506,000          189,554,000      15%
                                                 --------------------  -------------------
   Total (after intramarket eliminations)          $    1,379,260,000   $    1,077,850,000      28%
                                                 ====================  ===================

                   EARNINGS
                   --------
Dover Technologies                                 $      110,344,000   $       47,904,000     130%
Dover Industries                                           51,502,000           48,709,000       6%
Dover Diversified                                          44,214,000           34,808,000      27%
Dover Resources                                            32,012,000           24,895,000      29%
                                                 --------------------- -------------------
   Subtotal (after intramarket eliminations)              238,072,000          156,316,000
Corporate expense                                          (6,876,000)          (5,158,000)     33%
Net interest expense                                      (21,784,000)          (8,333,000)    161%
                                                 --------------------- -------------------
Earnings before taxes on income                           209,412,000          142,825,000      47%
Taxes on income                                            72,679,000           49,515,000      47%
                                                 --------------------- -------------------
Net earnings                                       $      136,733,000   $       93,310,000      47%
                                                 ===================== ===================

Net earnings per share:
   Basic                                           $             0.67   $             0.44      52%
                                                 ===================== ===================

   Diluted                                         $             0.67   $             0.44      52%
                                                 ===================== ===================

                         DOVER CORPORATION CONSOLIDATED
                             MARKET SEGMENT RESULTS
                                   (UNAUDITED)

                                                            Six months ended June 30,
                                                            -------------------------
                     SALES                                       2000        1999 *
                     -----                        --------------------  -------------------


Dover Technologies                                 $      993,718,000    $     623,003,000      60%
Dover Industries                                          625,330,000          552,532,000      13%
Dover Diversified                                         579,950,000          491,295,000      18%
Dover Resources                                           435,662,000          383,311,000      14%

                                                 --------------------  -------------------
   Total (after intramarket eliminations)          $    2,630,543,000    $   2,047,605,000      28%
                                                 ====================  ===================

                   EARNINGS
                   --------
Dover Technologies                                 $      195,139,000    $      73,818,000     164%
Dover Industries                                          101,917,000           85,993,000      19%
Dover Diversified                                          77,679,000           62,089,000      25%
Dover Resources                                            65,553,000           51,828,000      26%
                                                 --------------------- -------------------
   Subtotal (after intramarket eliminations)              440,288,000          273,728,000
Gain (loss)  on disposition                                (1,400,000)          (3,675,000)
Corporate expense                                         (13,117,000)          (9,661,000)     36%
Net interest expense                                      (37,366,000)         (12,803,000)    192%
                                                 --------------------- -------------------
Earnings before taxes on income                           388,405,000          247,589,000      57%
Taxes on Income                                           134,353,000           85,059,000      58%
                                                 --------------------- -------------------
Net earnings - Continuing Operations                      254,052,000          162,530,000      56%
Gain on sale of discontinued operations   *                                    523,938,000
                                                 --------------------- -------------------
Net earnings                                        $     254,052,000    $     686,468,000     -63%
                                                 ===================== ===================

Net earnings per share:
Basic -    Continuing                               $            1.25    $            0.76      64%
           Gain on sale                                             -                 2.45
                                                 --------------------- -------------------
           Net earnings                             $            1.25    $            3.21
                                                 ===================== ===================

Diluted - Continuing                                $            1.24    $            0.76      63%
          Gain on sale                                              -                 2.43
                                                 --------------------- -------------------
          Net earnings                              $            1.24    $            3.19
                                                 ===================== ===================

Average number of shares outstanding - Basic              202,895,000          213,796,000
Average number of shares outstanding - Diluted            204,683,000          215,248,000

* On January 5, 1999, Dover completed the sale of its elevator business to Thyssen Industrie AG for $1.16 billion.




                       DOVER CORPORATION AND SUBSIDIARIES
                       MARKET SEGMENT IDENTIFIABLE ASSETS
                                  (000 OMITTED)

                                                          UNAUDITED
                                                           June 30,         December 31,
                                                            2000               1999
                                                 --------------------  -------------------

Dover Technologies                                  $       1,325,340    $       1,206,549
Dover Industries                                            1,072,908              894,452
Dover Diversified                                           1,149,670            1,128,239
Dover Resources                                               854,996              804,664
Corporate  (1)                                                159,172               98,036
                                                 --------------------- -------------------

Consolidated Total                                  $       4,562,086    $       4,131,940
                                                 ====================  ===================

(1)   - Principally cash, cash equivalents and marketable securities.

                                DOVER CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 2000

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

NOTE B - Inventory

Inventories, by components, are summarized as follows :
                                                                                         (000 omitted)
                                                                              ---------------------------------------
                                                                                 UNAUDITED
                                                                                  June 30,           December 31,
                                                                                    2000                 1999
                                                                              ----------------   --------------------

Raw materials                                                                   $      265,648     $          239,498
Work in progress                                                                       228,290                205,792
Finished goods                                                                         259,246                233,671
                                                                              ----------------   --------------------
Total                                                                                  753,184                678,961
Less LIFO reserve                                                                       37,347                 39,582
                                                                              ----------------   --------------------
Net amount per balance sheet                                                    $      715,837     $          639,379
                                                                              ================   ====================

NOTE C - Accumulated other Comprehensive Earnings

Accumulated other comprehensive earnings, by components are summarized as follows:

                                                                        UNAUDITED (000 omitted)
                                            -------------------------------------------------------------------------
                                                     Accumulated
                                                       Other                                          Unrealized
                                                    Comprehensive               Cumulative             Holding
                                                      Earnings                  Translation             Gains
                                                      (losses)                  Adjustments           (losses)
                                            ------------------------------    ----------------   --------------------
Beginning balance                            $                   (79,939)      $     (79,985)     $               46
Current-period change                                            (19,277)            (46,387)                 27,110
                                            ------------------------------    ----------------   --------------------
Ending balance                               $                   (99,216)      $    (126,372)     $           27,156
                                            ==============================    ================   ====================

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

         In accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," marketable securities are classified as available-for-sale and are recorded at current market value. Net unrealized gains and losses on marketable securities available for sale are credited or charged to Other Comprehensive Income.

         At June 30, 2000 the fair value, cost basis and gross unrealized gains on available-for-sales securities are approximately $42.8 million, $1.1 million and $41.7 million, respectively. The Company held a small investment in Bookham Technology PLC, which went public in April resulting in the second quarter unrealized gain reported above. The Company is prohibited from selling the investment for six months from the date of the initial public offering.

         In March 2000, the FASB issued Interpretation No.44, "Accounting for Certain Transactions Involving Stock Compensation -- an interpretation of APB Opinion No. 25", effective for all fiscal quarters of all fiscal years beginning after July 1, 2000. The Company does not expect the Interpretation to have a significant impact on the consolidated results of operations or financial position and related disclosure requirements.

         In June 2000, the FASB issued statement of Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities -- an Amendments of FASB Statement No. 133", effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. The Company does not expect the statement to have a significant impact on the consolidated results of operations or financial position and related disclosure requirements.

         In June 2000, the SEC staff issued SAB 101B "Second Amendment: Revenue Recognition in Financial Statements" to provide registrants with additional time to implement guidance contained in SAB 101, "Revenue Recognition in Financial Statements". SAB 101, as amended is effective no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. The Company does not expect the SAB to have a impact on the consolidated results of operations or financial position and related disclosure requirements.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS

(1)    MATERIAL CHANGES IN CONSOLIDATED FINANCIAL CONDITION:

         The Company's liquidity decreased slightly during the first half of 2000 as compared to the position at December 31, 1999. The taxes paid on the gain from sale of the elevator business ($308 million), plus amounts invested in acquisitions ($242 million) are the principle reasons for the decrease in liquidity.

         Working capital increased from $276.7 million at the end of last year to $334.9 million at June 30, 2000. Capital expenditures were $77.3 million for the first half 2000 compared to $53.8 million last year. The working capital increase and capital expenditures were funded by internal cash flow.

         At June 30, 2000, net debt (defined as long-term debt plus current maturities on long-term debt plus notes payable less cash and equivalents and marketable securities) of $1,290 million represented 36.6% of total capital. This compares with 27.4% at December 31, 1999. The Company continues to be rated A-1 by Standard & Poors and F-1 by Fitch IBCA. The Company believes its significant free cash flow will enable it to fund internal growth and, together with modest debt utilization, fund its acquisition program. The Company also believes it will continue to maintain a solid credit profile.

         The Company completed seven add-on acquisitions during the quarter at a combined cost of $74 million bringing the total for the year to 12 acquisitions for a total of $242 million.

                       ACQUISITIONS - SECOND QUARTER 2000

   DATE         TYPE                  ACQUIRED COMPANIES              LOCATION (NEAR)                   SEGMENT - OPERATING CO.
------------------------------------------------------------------------------------------------------------------------------------

 10-APR       STOCK       GREER COMPANY                               SANTA ANA, CA.                      DRI       TULSA WINCH
 Manufactures systems that continuously monitor the load and configuration of mobile cranes.

 12-APR       ASSET       HOEGGER ALPINA (HA)                         GOSSAU, SWITZERLAND                 DII       TIPPER TIE
 Manufactures machinery, clips and loops primarily serving the food processing industry.

 24-MAY       STOCK       HYDROMOTION, INC.                           SPRING CITY, PA.                    DII       TEXAS HYDRAULICS
 Designs & manufactures hydraulic swivels, electric slip rings and telescopic waterway assemblies.

 31-MAY       STOCK       SALWASSER MANUFACTURING COMPANY, INC.       REEDLEY, CA.                        DDI       SWF
 Manufactures packaging machinery in automation of case packing for paper, dry goods and toiletries markets.

 08-JUN       ASSET       PROVACON, INC.                              GONZALES, LA.                       DRI       MIDLAND
 Designs & manufactures specialty valves and fitting for the transfer of hazardous fluids in petro-chemical plants.

 23-JUN       STOCK       C & H MANUFACTURING, INC.                   ONTARIO, CA.                        DDI       SARGENT
 Manufactures specialty fasteners, primarily for use in aircraft landing gears.

 30-JUN       STOCK       GROUPE AOUSTIN                              NANTERRE, FRANCE                    DRI       RONNINGEN-PETTER
 Manufactures high volume, turnkey liquid filtration systems and specialty high-viscosity mixers-extruders.

The profit impact in 2000 will be small due to acquisition write-offs, and imputed financing costs. Acquisitions completed in the last twelve months (7/1/99 - 6/30/00) added $105 million in sales and $19 million in operational profit in the second quarter.


(2)      MATERIAL CHANGES IN RESULTS OF OPERATIONS:

The Company earned $.67 per diluted share from continuing operations in the second quarter ended June 30, 2000, an increase of 52% from the $.44 per diluted share earned in the comparable quarter last year. Net income from continuing operations for the second quarter was a record of $136.7 million, up 47% from $93.3 million in net income from continuing operations last year. Sales in the quarter were a record $1.38 billion, up 28% from $1.08 billion last year.

The Company reports its pretax earnings in two ways -- on the GAAP/SEC required segment reporting described above, and on an EBITACQ basis (Earnings Before Interest, Taxes, and non-cash charges arising from purchase accounting for acquisitions). Second quarter EBITACQ of $252 million was 45% higher than prior year. Of this, about 11 percentage points reflect acquisitions and 34 percentage points reflect the growth of existing companies (notably electronics). The reduction in shares outstanding during the last 6 months of 1999 resulted in stronger growth for EBITACQ per outstanding share, as this measure increased 55% to $1.24 per share.

The Company will report as part of its second quarter 10Q Statement of Comprehensive Income an Unrealized Gain of $41.7 million ($27.1 after tax). In 1997, Dover Technologies made a small 720,000 share investment in Bookham Technology PLC for strategic business reasons. Bookham (BKHM:NASDAQ) went public in April of this year resulting in the unrealized appreciation. The Company has no current plans to sell the investment and is in fact prohibited from doing so for six months from the date of the initial public offering.

Strong performance in each of the Company's four business segments was led by Technologies where income more than doubled from the second quarter last year.

DOVER TECHNOLOGIES:

Sales in the second quarter increased 57% to $527.4 million, from $334.9 million last year, and segment profit increased 130% to $110.3 million, from $47.9 million last year. These strong results were a continuation of trends apparent in the second half of last year. Segment bookings set a quarterly record, and at $628 million were 19% greater than shipments.

Technologies' companies which make production equipment for circuit board assembly and test (CBAT), used in a broad array of high volume electronics manufacturing applications, achieved their fifth consecutive quarterly improvement in orders, shipments, and earnings. CBAT bookings were up 66% from last year to $386 million, sales were up 71% to $ 356 million, and earnings were up 154% to $74 million. The book-to-bill ratio in the quarter was 1.08. The continuation of robust growth into the second quarter is the result of high customer demand in telecom, data com, and networking markets.

Technologies' companies that make specialty electronic components (SEC) also experienced a continuing strong market, driven by telecommunications spending. SEC sales were $121 million, up 54% from the prior period, profits more than doubled to $24 million, and bookings were up 113% to $188 million on a 54% sales gain. The quarter's book-to-bill ratio was 1.56. In response to these strong trends, numerous capacity expansion projects have been undertaken at the SEC companies.

The plans of the telecommunications companies to replace much of the infrastructure for wired and wireless communications, along with the robust demand growth for portable communication devices with broadband connection to the network makes the outlook for these businesses bright. The electronics industry recovery that began late in the second quarter of 1999 has continued. Comparisons for the balance of 2000 will be made to a period after the industry recover had begun.

Technologies' industrial marking business, Imaje, also continues its steady growth, with earnings up over 21% on an 18% sales increase.

DOVER INDUSTRIES:

Sales in the second quarter increased 11% to $326.3 million from $293.8 million last year, and segment earnings increased 6% from $48.7 million to $51.5 million. Acquisitions made in the last year, including Triton, the manufacturer of cash dispenser systems acquired in the first quarter contributed all of the sales increase. Segment earnings were down 9% excluding acquisitions made in the last year. Segment bookings in the quarter were up 7% to $307 million and the book-to-bill ratio was .94.

Sales and earnings at Heil Environmental and Dovatech set quarterly records. The automotive service equipment market remains strong, helping Rotary Lift and Chief achieve higher sales and earnings, but the impact of pending new product introductions on sales of existing products temporarily negatively impacted PDQ.

Heil Trailer, the liquid and dry bulk tank trailer company, has experienced weakness in its markets since last year due to the impact of higher fuel costs on its customer base.

DOVER DIVERSIFIED:

Sales in the second quarter increased 19% to $310.4 million from $260.7 million, last year, and segment income increased 27% to $44.2 million from $34.8 million. Segment bookings in the quarter were down 1% to $294 million and the book-to-bill was 0.95.

As in first quarter, acquisitions made in 1999 (especially Crenlo and JE Piston), contributed strongly to this result, as did the performances at AC Compressor, Mark Andy, Wiseco, and Sargent. Acquisitions, net of divestments, added about $37 million to Diversified's second quarter sales. The Belvac turnaround also boosted the second quarter.

Hill Phoenix, which manufactures commercial refrigeration equipment and display cases, has been adversely impacted by consolidation in its customer base.

DOVER RESOURCES:

Sales in the second quarter increased to $217.5 million from $189.6 million last year, or 15%, and segment income increased 29%, from $24.9 million to $32.0 million. Segment bookings in the quarter were up 18% to $221 million and the book-to-bill ratio was 1.01.

The Petroleum Equipment Group, which is heavily influenced by North American oil production activity and particularly existing wells, continued its very strong performance in the quarter, compared to the lower oil price environment last year. Quartzdyne and C. Lee Cook, more heavily influenced by new production and development, have also begun to improve compared to the prior year. Companies serving the process industries (Wilden, Blackmer, Ronningen-Petter) were about flat to the prior year.

OPW Fueling Components, which serves the retail petroleum distribution market, has been hurt by the current pressure on customers' retail margins, and industry consolidation.

OUTLOOK:

The Dover Technologies results, which while they may not continue to strengthen, certainly appear unlikely to deteriorate soon. Together with the admirable profit improvements at Industries, Diversified and Resources, which also appear, in aggregate, sustainable, the Company may well finish the year with earnings per share growth approaching 35%.

Special Notes Regarding Forward Looking Statements

                  This Quarterly Report on Form 10-Q, the Annual Report on Form 10-K and the documents that are incorporated by reference, particularly sections of any report to Stockholders under the headings "Outlook" or "Management's Discussion and Analysis", contain forward-looking statements within the meaning of the Securities Act of 1933, as amended, and the Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. Such statements relate to, among other things, industries in which the Company operates, the U.S. and global economies, earnings, cash flow and operating improvements and may be indicated by words or phrases such as "anticipates," "supports," "plans," "projects," "expects," "should," "hope," "forecast," "Dover believes," "management is of the opinion" and similar words or phrases. Such statements may also be made by management orally. Forward-looking statements are subject to inherent uncertainties and risks, including among others: increasing price and product/service competition by foreign and domestic competitors, including new entrants; technological developments and changes; the ability to continue to introduce competitive new products and services on a timely, cost effective basis; the mix of products/services; the achievement of lower costs and expenses; domestic and foreign governmental and public policy changes including environmental regulations; protection and validity of patent and other intellectual property rights; the continued success of the Company's acquisition program; the cyclical nature of the Company's business; and the outcome of pending and future litigation and governmental proceedings. In addition, such statements could be affected by general industry and market conditions and growth rates, and general domestic and international economic conditions including interest rate and currency exchange rate fluctuations. In light of these risks and uncertainties, actual events and results may vary significantly from those included in or contemplated or implied by such statements. Readers are cautioned not to place undue reliance on such forward-looking statements. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART II OTHER INFORMATION

Item 4.  Submission of Matter to Vote of Security Holders

         The Annual Meeting of Stockholders was held in Wilmington, Delaware on April 25, 2000. Stockholders representing 171,687,002 shares of common stock, or approximately 85% of the outstanding stock, were present in person or by proxy.

         All of the nominees for director, namely David H. Benson, Kristiane C. Graham, Jean-Pierre M. Ergas, Roderick J. Fleming, James J. Koley, Richard K. Lochridge, Thomas L. Reece, Gary L. Roubos, and Michael B. Stubbs were elected directors for a one year term, each receiving at least 163,530,317 votes.

Item 6.  Exhibits and Reports on Form 8-K

         Exhibits

(a)      Exhibit 27 - Financial Data Schedule.

(b)      No reports on Form 8-K were filed this quarter.

                                   Signatures

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       DOVER CORPORATION




Date:      July 18, 2000               /s/ David S. Smith
     ----------------------            -----------------------------------------
                                       David S, Smith, Chief Financial Officer,
                                       Vice President, Finance

Date:      July 18, 2000               /s/ George F. Meserole
     ----------------------            -----------------------------------------
                                       George F. Meserole, Chief Accounting
                                       Officer, Vice President and Controller