Form 10-Q/A
period 2000-06-30
DOVER CORP
filed 2000-10-02
CIK 29905

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                FORM 10-Q/A No.1



               Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934



For six months ended June 30, 2000                   Commission File No. 1-4018



                                DOVER CORPORATION
             (Exact name of registrant as specified in its charter)



      Delaware                                           53-0257888
(State of Incorporation)                    (I.R.S. Employer Identification No.)



   280 Park Avenue, New York, NY                             10017
(Address of principal executive offices)                  (Zip Code)


Registrant's telephone number, including area code:   (212) 922-1640

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                         --   --

The number of shares outstanding of the Registrant's common stock as of the close of the period covered by this report was 203,074,480.

PART II OTHER INFORMATION

The undersigned Registrant hereby amends Item 4 in its Quarterly Report on Form 10-Q for the period ended June 30, 2000, and restates it in its entirety as follows:

"Item 4.   Submission of Matter to Vote of Security Holders

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

       The stockholders also re-approved the performance goals under the Company's 1995 Cash Performance program with 167,791,669 votes in favor, or 97.3% of the votes cast."

                                   Signatures


       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        DOVER CORPORATION




Date:    October 2, 2000                /s/ David S. Smith
     --------------------               ----------------------------------------
                                        David S. Smith, Chief Financial Officer,
                                        Vice President, Finance




Date:    October 2, 2000                /s/ George F. Meserole
     --------------------               --------------------------------------
                                        George F. Meserole, Chief Accounting
                                        Officer, Vice President and Controller