Form 10-Q
period 2000-09-30
DOVER CORP
filed 2000-10-18
CIK 29905

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                    FORM 10-Q

             Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

For nine months ended September 30, 2000              Commission File No. 1-4018



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

The number of shares outstanding of the Registrant's common stock as of the close of the period covered by this report was 203,094,568.

                        Part I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                       DOVER CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENT OF EARNINGS
                        THREE MONTHS ENDED SEPTEMBER 30,
                                  (000 OMITTED)

                                                            UNAUDITED
                                                      2000              1999
                                                  -----------       -----------
Net sales                                         $ 1,390,486       $ 1,150,531
Cost of sales                                         876,243           734,564
                                                  -----------       -----------
    Gross profit                                      514,243           415,967
Selling & administrative expenses                     288,813           234,261
                                                  -----------       -----------
    Operating profit                                  225,430           181,706
                                                  -----------       -----------
Other deductions (income):
  Interest expense                                     27,007            12,257
  Interest income                                      (1,656)           (2,916)
  Foreign exchange                                      1,386               (49)
  Loss (gain) on dispositions and sale of
    equity securities                                 (13,741)          (20,931)
  All other, net                                       (1,540)            5,266
                                                  -----------       -----------
       Total                                           11,456            (6,373)
                                                  -----------       -----------
Earnings before taxes on income                       213,974           188,079
  Federal & other taxes on income                      69,512            66,544
                                                  -----------       -----------
Net earnings from continuing operations               144,462           121,535
Gain (loss) on sale of discontinued
  business, net of tax                                (13,595)
                                                  -----------       -----------
Net earnings                                      $   130,867       $   121,535
                                                  ===========       ===========
Weighted average number of common shares
  outstanding during the period
  - Basic                                             202,937           211,238
                                                  ===========       ===========
  - Diluted                                           204,736           212,776
                                                  ===========       ===========
Net earnings per common share:
Basic -   Continuing                              $      0.71       $      0.58
          Gain (loss) on sale                           (0.06)               --
                                                  -----------       -----------
          Net earnings                            $      0.65       $      0.58
                                                  ===========       ===========
Diluted - Continuing                              $      0.71       $      0.58
          Gain (loss) on sale                           (0.07)               --
                                                  -----------       -----------
          Net earnings                            $      0.64       $      0.58
                                                  ===========       ===========




See Notes to Consolidated Financial Statements.

                       DOVER CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF COMPREHENSIVE EARNINGS
                        THREE MONTHS ENDED SEPTEMBER 30,
                                  (000 OMITTED)


                                                                  UNAUDITED
                                                             2000            1999
                                                          ---------       ---------
Net earnings                                              $ 130,867       $ 121,535
                                                          ---------       ---------
Other comprehensive earnings, net of tax:
  Foreign currency translation adjustments                   (9,134)          3,783
     Less: reclassification adjustment
        for adjustments included in net earnings                 --              --
                                                          ---------       ---------
  Total foreign currency translation adjustments             (9,134)          3,783
                                                          ---------       ---------
  Unrealized gains (losses) on securities:
     Unrealized holding gains (losses) arising
        during period                                        (7,627)             --
     Less: reclassification adjustment for
        gains (losses) included in net earnings               8,994              --
                                                          ---------       ---------
     Total unrealized gains (losses) on securities
         (tax -$8,924 in 2000 and $0 in 1999)               (16,621)             --
                                                          ---------       ---------
Other comprehensive earnings                                (25,755)          3,783
                                                          ---------       ---------
Comprehensive earnings                                    $ 105,112       $ 125,318
                                                          =========       =========



See Notes to Consolidated Financial Statements.

                       DOVER CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENT OF EARNINGS
                         NINE MONTHS ENDED SEPTEMBER 30,
                                  (000 OMITTED)


                                                            UNAUDITED
                                                      2000              1999
                                                  -----------       -----------
Net sales                                         $ 4,021,029       $ 3,198,136
Cost of sales                                       2,542,226         2,049,151
                                                  -----------       -----------
     Gross profit                                   1,478,803         1,148,985
Selling & administrative expenses                     833,790           709,595
                                                  -----------       -----------
     Operating profit                                 645,013           439,390
                                                  -----------       -----------
Other deductions (income):
  Interest expense                                     68,445            38,209
  Interest income                                      (6,072)          (16,217)
  Foreign exchange                                     (1,247)             (472)
  Loss (gain) on dispositions and sale of
     equity securities                                (12,341)          (17,256)
  All other, net                                       (6,151)             (542)
                                                  -----------       -----------
        Total                                          42,634             3,722
                                                  -----------       -----------
Earnings before taxes on earnings                     602,379           435,668
     Federal & other taxes on earnings                203,865           151,603
                                                  -----------       -----------
Net earnings from continuing operations               398,514           284,065
Gain (loss) on sale of discontinued
  business, net of tax                                (13,595)          523,938
                                                  -----------       -----------
Net earnings                                      $   384,919       $   808,003
                                                  ===========       ===========

Weighted average number of common shares
       outstanding during the period
     - Basic                                          202,937           211,238
                                                  ===========       ===========
     - Diluted                                        204,736           212,776
                                                  ===========       ===========
Net earnings per common share:
Basic - Continuing                                $      1.96       $      1.34
        Gain (loss) on sale                             (0.06)             2.49
                                                  -----------       -----------
        Net earnings                              $      1.90       $      3.83
                                                  ===========       ===========
Diluted - Continuing                              $      1.95       $      1.34
          Gain (loss) on sale                           (0.07)             2.46
                                                  -----------       -----------
          Net earnings                            $      1.88       $      3.80
                                                  ===========       ===========



See Notes to Consolidated Financial Statements.

                       DOVER CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF COMPREHENSIVE EARNINGS
                         NINE MONTHS ENDED SEPTEMBER 30,
                                  (000 OMITTED)

                                                                UNAUDITED
                                                           2000            1999
                                                        ---------       ---------
Net earnings                                            $ 384,919       $ 808,003
                                                        ---------       ---------
Other comprehensive earnings, net of tax:
   Foreign currency translation adjustments               (55,521)        (36,596)
      Less: reclassification adjustment
          for adjustments included in net earnings             --              --
                                                        ---------       ---------
   Total foreign currency translation
      adjustments                                         (55,521)        (36,596)
                                                        ---------       ---------
   Unrealized gains (losses) on securities:
      Unrealized holding gains (losses) arising
         during period                                     19,483              (5)
      Less: reclassification adjustment for
         gains (losses) included in net earnings            8,994              --
                                                        ---------       ---------
     Total unrealized gains (losses) on securities
       (tax $5,673 in 2000 and $0 in 1999)                 10,489              (5)
                                                        ---------       ---------

Other comprehensive earnings                              (45,032)        (36,601)
                                                        ---------       ---------
Comprehensive earnings                                  $ 339,887       $ 771,402
                                                        =========       =========




                       DOVER CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED STATEMENT OF RETAINED EARNINGS
                         NINE MONTHS ENDED SEPTEMBER 30,
                                  (000 OMITTED)


                                                             UNAUDITED
                                                       2000              1999
                                                    ----------        ----------
Retained earnings at January 1                      $2,830,175        $1,992,991
Net earnings                                           384,919           808,003
                                                    ----------        ----------
                                                     3,215,094         2,800,994
Deduct:
   Common stock cash dividends
   $ 0.355 per share ($0.325 in 1999)                   72,076            68,508
                                                    ----------        ----------
Retained earnings at end of period                  $3,143,018        $2,732,486
                                                    ==========        ==========



See Notes to Consolidated Financial Statements.

                       DOVER CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                  (000 OMITTED)


                                                         UNAUDITED
                                                         September     December
                                                         30, 2000      31, 1999
                                                        ------------  ------------
Assets:
Current assets:
 Cash & cash equivalents                                 $  210,860    $  138,038
 Marketable securities                                           -             -
 Receivables, net of allowance for doubtful accounts        936,130       750,917
 Inventories                                                768,887       639,379
 Prepaid expenses                                            96,430        83,228
                                                        ------------  ------------
    Total current assets                                  2,012,307     1,611,562
                                                        ------------  ------------
Property, plant & equipment (at cost)                     1,600,553     1,480,833
Accumulated depreciation                                   (893,869)     (834,358)
                                                        ------------  ------------
  Net property, plant & equipment                           706,684       646,475
                                                        ------------  ------------
Intangible assets, net of amortization                    1,937,777     1,813,359
Other intangible assets                                       7,358         7,358
Deferred charges & other assets                             127,199        53,186
                                                        ------------  ------------
                                                         $4,791,325    $4,131,940
                                                        ============  ============
Liabilities:
Current liabilities:
 Notes payable                                             $836,047      $296,637
 Current maturities of long-term debt                         2,501         1,263
 Accounts payable                                           282,822       253,650
 Accrued compensation & employee benefits                   178,094       157,392
 Accrued insurance                                           48,917        50,274
 Other accrued expenses                                     221,336       186,405
 Income taxes                                                99,006       389,244
                                                        ------------  ------------
    Total current liabilities                             1,668,723     1,334,865
                                                        ------------  ------------
Long-term debt                                              629,294       608,025
Deferred taxes                                               44,526        42,061
Other deferrals (principally compensation)                  133,575       108,233

Stockholders' equity:
Preferred stock                                                  -             -
Common stock                                                236,805       236,246
Additional paid-in surplus                                   45,070        33,060
Cumulative translation adjustments                         (135,506)      (79,985)
Unrealized holding gains (losses)                            10,535            46
                                                        ------------  ------------
Accumulated other comprehensive earnings                   (124,971)      (79,939)
                                                        ------------  ------------
Retained earnings                                         3,143,018     2,830,175
                                                        ------------  ------------
  Subtotal                                                3,299,922     3,019,542
Less: treasury stock                                        984,715       980,786
                                                        ------------  ------------
                                                          2,315,207     2,038,756
                                                        ------------  ------------
                                                         $4,791,325    $4,131,940
                                                        ============  ============



See Notes to Consolidated Financial Statements.

                       DOVER CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                         NINE MONTHS ENDED SEPTEMBER 30,
                                  (000 OMITTED)

                                                                           ROUNDING &
                                                         UNAUDITED           ADJUST.
                                                            2000              1999
                                                        -----------       -----------
Cash flows from operating activities:
Net earnings                                            $   384,919       $   808,003
                                                        -----------       -----------
Adjustments to reconcile net earnings to net cash
  from operating activities:
  (Gain) loss on sale of discontinued business               13,595          (523,938)
  Depreciation                                              101,358            97,093
  Amortization                                               49,902            44,069
  Net increase (decrease) in deferred taxes                 (10,587)           (2,581)
  Net increase (decrease) in LIFO reserves                    1,572             1,623
  Increase (decrease) in deferred compensation               25,486             7,880
  (Gain) loss on sale of business and
     equity investments                                     (12,341)          (17,256)
  Other, net                                                 (5,943)          (13,480)
  Changes in assets & liabilities
    (excluding acquisitions):
    Decrease (increase) in accounts receivable             (173,837)         (140,378)
    Decrease (increase) in inventories, excluding
       LIFO reserve                                         (97,621)            1,863
    Decrease (increase) in prepaid expenses                 (13,424)           (7,846)
    Increase (decrease) in accounts payable                  13,629            10,585
    Increase (decrease) in accrued expenses                  51,395             1,523
    Increase (decrease) in federal & other
       taxes on income                                       10,414            (6,568)
                                                        -----------       -----------
  Total adjustments                                         (46,402)         (547,411)
                                                        -----------       -----------
Net cash from operating activities of continuing
    operations                                              338,517           260,592
                                                        -----------       -----------

Cash flows from (used in) investing activities:
  Additions to property, plant & equipment                 (134,537)          (86,911)
  Acquisitions, net of cash & cash equivalents             (314,084)         (368,616)
  Proceeds from sale of business                              1,771         1,209,695
  Proceeds from sale of equity investment                    14,185                --
  Purchase of treasury stock                                 (3,928)         (629,772)
                                                        -----------       -----------
Net cash from (used in) investing activities of
    continuing operations                                  (436,593)          124,396
                                                        -----------       -----------

Cash flows from (used in) financing activities:
  Increase (decrease) in notes payable                      527,978          (245,072)
  Increase (decrease) in long-term debt                      14,465              (769)
  Proceeds from exercise of stock options                     7,046             7,215
  Cash dividends to stockholders                            (72,076)          (68,508)
                                                        -----------       -----------
Net cash from (used in) financing activities of
    continuing operations                                   477,413          (307,134)
                                                        -----------       -----------

                                                        -----------       -----------
Discontinued operations - tax payments                     (306,515)               --
                                                        -----------       -----------
Net increase (decrease) in cash & cash equivalents           72,822            77,854
Cash & cash equivalents at beginning of period              138,038            96,774
                                                        -----------       -----------
Cash & cash equivalents at end of period                $   210,860       $   174,628
                                                        ===========       ===========



See Notes to Consolidated Financial Statements.

                         DOVER CORPORATION CONSOLIDATED
                             MARKET SEGMENT RESULTS
                                   (UNAUDITED)


                                            Third quarter ended September 30,
                                            ---------------------------------
                                                                                      Percent
               SALES                             2000                  1999            Change
               -----                             ----                  ----            ------
Dover Technologies                        $   564,988,000       $   400,325,000           41%
Dover Industries                              314,037,000           291,920,000            8%
Dover Diversified                             286,772,000           268,330,000            7%
Dover Resources                               226,311,000           191,373,000           18%
                                          ---------------       ---------------
   Total (after intramarket
     eliminations)                        $ 1,390,486,000       $ 1,150,531,000           21%
                                          ===============       ===============

             EARNINGS
             --------
Dover Technologies                        $   116,038,000       $    74,042,000           57%
Dover Industries                               48,762,000            45,141,000            8%
Dover Diversified                              39,313,000            40,080,000           -2%
Dover Resources                                28,985,000            24,650,000           18%
                                          ---------------       ---------------
   Subtotal (after intramarket
      eliminations)                           233,098,000           183,913,000
Gain (loss)  on disposition
   and sale of equity investments         $    13,741,000            20,931,000          -34%
Corporate expense                              (7,337,000)           (7,361,000)
Net interest expense                          (25,528,000)           (9,404,000)         171%
                                          ---------------       ---------------
Earnings before taxes on income               213,974,000           188,079,000           14%
Taxes on income                                69,512,000            66,544,000            4%
                                          ---------------       ---------------
Net earnings - Continuing Operations          144,462,000           121,535,000           19%
Loss on sale of discontinued
   operations *                               (13,595,000)                   --
                                          ---------------       ---------------
Net earnings                              $   130,867,000       $   121,535,000            8%
                                          ===============       ===============
Net earnings per common share:
Basic - Continuing                        $          0.71       $          0.58           22%
        Gain (loss) on sale                         (0.06)                   --
                                          ---------------       ---------------
        Net earnings                      $          0.65       $          0.58
                                          ===============       ===============
Diluted - Continuing                      $          0.71       $          0.58           22%
        Gain (loss) on sale                         (0.07)                   --
                                          ---------------       ---------------
        Net earnings                      $          0.64       $          0.58
                                          ===============       ===============


* On January 5, 1999, Dover completed the sale of its elevator business to Thyssen Industrie AG for $1.16 billion resulting in a net gain of $523.9 million in 1999. The loss of $13.6 million in 2000 reflects subsequent adjustments to both the purchase price and expenses related to the sale.



See Notes to Consolidated Financial Statements.

                         DOVER CORPORATION CONSOLIDATED
                             MARKET SEGMENT RESULTS
                                   (UNAUDITED)

                                                            Nine months ended September 30,
                                                            -------------------------------
                       SALES                                   2000                  1999
                       -----                                   ----                  ----
Dover Technologies                                       $1,558,706,000         $1,023,328,000       52%
Dover Industries                                            939,367,000            844,452,000       11%
Dover Diversified                                           866,722,000            759,625,000       14%
Dover Resources                                             661,973,000            574,684,000       15%
                                                         --------------         --------------
   Total (after intramarket eliminations)                $4,021,029,000         $3,198,136,000       26%
                                                         ==============         ==============
                     EARNINGS
                     --------
Dover Technologies                                       $  311,177,000         $  147,860,000      110%
Dover Industries                                            150,679,000            131,134,000       15%
Dover Diversified                                           116,992,000            102,169,000       15%
Dover Resources                                              94,538,000             76,478,000       24%
                                                         --------------         --------------
   Subtotal (after intramarket eliminations)                673,386,000            457,641,000
Gain (loss)  on disposition
and sale of equity investments                               12,341,000             17,256,000      -28%
Corporate expense                                           (20,454,000)           (17,021,000)      20%
Net interest expense                                        (62,894,000)           (22,208,000)     183%
                                                         --------------         --------------
Earnings before taxes on income                             602,379,000            435,668,000       38%
Taxes on Income                                             203,865,000            151,603,000       34%
                                                         --------------         --------------
Net earnings - Continuing Operations                        398,514,000            284,065,000       40%
Gain / (loss) on sale of discontinued operations*           (13,595,000)           523,938,000
                                                         --------------         --------------
Net earnings                                             $  384,919,000         $  808,003,000      -52%
                                                         ==============         ==============
Net earnings per common share:
Basic -   Continuing                                     $         1.96         $         1.34       46%
          Gain (loss) on sale                                     (0.06)                  2.49
                                                         --------------         --------------
          Net earnings                                   $         1.90         $         3.83
                                                         ==============         ==============
Diluted - Continuing                                     $         1.95         $         1.34       46%
          Gain (loss) on sale                                     (0.07)                  2.46
                                                         --------------         --------------
          Net earnings                                   $         1.88         $         3.80
                                                         ==============         ==============
Average number of shares outstanding - Basic                202,937,000            211,238,000
Average number of shares outstanding - Diluted              204,736,000            212,776,000

* On January 5, 1999, Dover completed the sale of its elevator business to Thyssen Industrie AG for $1.16 billion resulting in a net gain of $523.9 million in 1999. The loss of $13.6 million in 2000 reflects subsequent adjustments to both the purchase price and expenses related to the disposition.


                       DOVER CORPORATION AND SUBSIDIARIES
                       MARKET SEGMENT IDENTIFIABLE ASSETS
                                  (000 OMITTED)

                            UNAUDITED
                           September 30,    December 31,
                               2000            1999
                               ----            ----
Dover Technologies        $1,414,305        $1,206,549
Dover Industries           1,081,452           894,452
Dover Diversified          1,196,832         1,128,239
Dover Resources              895,087           804,664
Corporate(1)                 203,649            98,036
                          ----------        ----------
Consolidated Total        $4,791,325        $4,131,940
                          ==========        ==========

(1) - Principally cash and cash equivalents.


See Notes to Consolidated Financial Statements.

                                DOVER CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2000

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

NOTE B - Inventory

Inventories, by components, are summarized as follows:

                                                  (000 omitted)
                                                  -------------
                                        UNAUDITED
                                       September 30,          December 31,
                                          2000                    1999
                                          ----                    ----
Raw materials                           $284,493                $239,498
Work in progress                         244,485                 205,792
Finished goods                           277,636                 233,671
                                        --------                --------
Total                                    806,614                 678,961
Less LIFO reserve                         37,727                  39,582
                                        --------                --------
Net amount per balance sheet            $768,887                 639,379
                                        ========               =========

NOTE C - Accumulated other comprehensive earnings

Accumulated other comprehensive earnings, by components are summarized as follows:

                                         UNAUDITED (000 omitted)
                                         -----------------------
                             Accumulated
                                Other                           Unrealized
                            Comprehensive       Cumulative        Holding
                              Earnings         Translation        Gains
                              (losses)         Adjustments       (losses)
                              --------         -----------       --------
Beginning balance            $ (79,939)        $ (79,985)        $    46
Current-period change          (45,032)          (55,521)         10,489
                             ---------          --------         -------
Ending balance               $(124,971)        $(135,506)        $10,535
                             =========          ========         =======

NOTE D -- Additional Information

For a more adequate understanding of the Company's financial position, operating results, business properties and other matters, reference is made to the Company's Annual Report on Form 10-K which was filed with the Securities and Exchange Commission on March 16, 2000.

Net earnings as reported was used in computing both basic EPS and diluted EPS without further adjustment. The Company does not have a complex capital structure. Accordingly, the entire difference between basic weighted average shares and diluted weighted average shares results from non-vested restricted stock and assumed stock option exercises. The diluted EPS computation was made using the treasury stock method.

In accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," marketable securities are classified as available-for-sale and are recorded at current market value. Net unrealized gains and losses on marketable securities available for sale are credited or charged to Other Comprehensive Earnings.

At September 30, 2000 the fair value, cost basis and gross unrealized gains on available-for-sales securities are approximately $16.7 million, $0.6 million and $16.1 million, respectively. The Company held a small investment in Bookham Technology PLC, which went public in April resulting in the year-to-date unrealized gain reported above. On September 26th the Company sold 43% of its investment which resulted in a realized gain of $13.7 million, $8.9 million after tax.

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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(1) MATERIAL CHANGES IN CONSOLIDATED FINANCIAL CONDITION:

The Company's liquidity decreased during the first nine months of 2000 as compared to the position at December 31, 1999. The taxes paid on the gain from sale of the elevator business ($307 million), plus amounts invested in acquisitions ($333 million) are the principal reasons for the decrease in liquidity.

Working capital increased from $276.7 million at the end of last year to $343.6 million at September 30, 2000. Capital expenditures were $134.5 million for the nine months compared to $86.9 million last year. The working capital increase and capital expenditures were funded by internal cash flow.

At September 30, 2000, net debt (defined as long-term debt plus current maturities on long-term debt plus notes payable less cash and equivalents and marketable securities) of $1,257 million represented 35.2% of total capital. This compares with 27.4% at December 31, 1999. The Company continues to be rated A-1 by Standard & Poors and F-1 by Fitch IBCA. The Company believes its significant free cash flow will enable it to fund internal growth and, together with modest debt utilization, fund its acquisition program. The Company also believes it will continue to maintain a solid credit profile. The Company filed a shelf registration for the possible issuance of up to $1 billion in senior debt securities on October 5th, 2000. The Company believes this will provide flexibility to issue public debt rapidly depending on market conditions or financing needs.

The Company completed six add-on acquisitions during the quarter at a combined cost of $91 million, bringing the total for the year to 18 acquisitions for a total of $333 million.


                        ACQUISITIONS-THIRD QUARTER 2000

DATE      TYPE      ACQUIRED COMPANIES                      LOCATION (NEAR)               SEGMENT-OPERATING CO.
-----------------------------------------------------------------------------------------------------------------------
18-JUL    STOCK     SYFER TECHNOLOGY LTD.                   NORWICH, U.K.                 DTI   NOVACAP
Manufacturer of specialty ceramic electronic components.

24-JUL    ASSET     CHESTERTON SYSTEM ONE PUMP DIVISION     STONEHAM, MA                  DRI   BLACKMER
Manufacturer of a high-end robust centrifugal pump line.

08-AUG    STOCK     KESSELTRONICS SYSTEMS CORPORATION       HUDSON, QUEBEC                DII   PDQ
Developer of unique electronic products primarily for
the Vehicle Wash Equipment Industry.

01-SEP    ASSET     VERTEX PISTON S.P.A.                    REGGIO EMILA, ITALY           DDI   PERFORMANCE MOTORSPORTS
Manufacturer of cast aluminum pistons.

15-SEP    ASSET     NATIONAL COOLER CORPORATION             SAN DIMAS, CA                 DDI   HILL PHOENIX
Manufacturers of walk-in coolers, freezers and cold
storage doors.

26-SEP    STOCK     PULLMASTER WINCH                        SURREY, VANCOUVER             DRI   TULSA WINCH
Manufacturer of hydraulic planetary winches ranging
from 1,000 to 50,000 pounds linepull.

The profit impact in 2000, of these acquisitions, will be small due to acquisition write-offs, and imputed financing costs. Acquisitions completed in the last twelve months (11/1/99 - 9/30/00) added $101 million in sales and $15 million in operational profit in the third quarter.

(2) MATERIAL CHANGES IN RESULTS OF OPERATIONS:

The company earned $.67 per diluted share in the third quarter ended September 30, 2000, excluding two non-recurring items. This was an increase of 26% from the $.53 per diluted share earned in the comparable quarter last year, excluding non-recurring items.

After taking into account a $.04 gain on the sale of 43% of an equity investment and a non-recurring charge to discontinued operations of $ .07 per diluted share, the Company earned $.64 per diluted share outstanding. The $.07 per diluted share charge ($13.6 million after tax) is a result of finalizing the purchase price adjustment on the sale of the Dover Elevator International segment in January 1999 (which generated a $524 million after-tax or $2.49 per diluted share gain in that quarter).

Operating income for the third quarter was $265.3 million, up 27% from $208.9 million last year. Net income from continuing operations for the third quarter was $135.5 million, up 23% from $110.4 million in net income from continuing operations last year, excluding the $ 8.9 million after tax gain on the equity investment sale this year, and the $11.1 million after-tax ( or $.05 per share) non-recurring gain last year. Sales in the quarter were a record $1.39 billion, up 21% from $1.15 billion last year.

The Company completed six add-on acquisitions during the quarter at a combined investment of $91 million, bringing the total for the year to 18 acquisitions for a total investment of $333 million. The profit impact of these acquisitions in 2000 will be small due to acquisition write-offs, and imputed financing costs. Acquisitions completed in the last twelve months added $101 million in sales and $15 million in operating profit in the third quarter.

The Company also reports its pretax earnings on an EBITACQ basis (Earnings Before Interest, Taxes, and non-cash charges arising from purchase accounting for acquisitions). Third quarter EBITACQ of $252 million was 28% higher than prior year. Of this, about 8 percentage points reflect acquisitions and 20 percentage points reflect the growth of existing companies (notably electronics).

In 1997, Dover Technologies made a small investment in Bookham Technology PLC for strategic business reasons. Bookham (BKHM: NASDAQ) went public in April of this year. During the second quarter, Dover participated in a secondary offering, and the resultant sale of 313,043 Bookham shares resulted in a gain of $13.7 million, or $8.9 million after tax. To reflect it's remaining investment of 406,957 shares, Dover will report as part of its Statement of Comprehensive Income a year-to-date Unrealized Gain of $ 10.5 million after tax.

This strong performance was led by Dover Technologies, where income increased 57% from the third quarter last year. Dover Resources and Dover Industries earnings were also up, by 18% and 8%, respectively, while Dover Diversified experienced a 2% earnings decline.

DOVER TECHNOLOGIES:

Sales in the third quarter increased 41% to $565.0 million, from $400.3 million last year, and segment profit increased 57% to $116.0 million, from $74.0 million last year. Segment bookings at $591.9 million were 5% greater than shipments.

Technologies' Specialty Electronic Components (SEC) business has increased production dramatically in response to continued very strong demand from the data transmission, telecommunications, and networking markets it serves. This business, which supplies high-value components, precision devices, and multifunction integrated assemblies to OEM customers in these markets, is expanding capacity to address expected continued growth opportunities. SEC's sales in the quarter were $147.5 million, up 75% from the prior period, profits more than doubled to $29.6 million, and bookings were up 122% to $204 million, another new record. The quarter's book-to-bill ratio was 1.39 and the year-to date book-to-bill is 1.5.

Technologies' Circuit Board Assembly and Test (CBAT) sales were up 38% to $ 366 million from last year, bookings were up 23% to $338 million, and earnings were up 57% to $80.5 million. These results represent the sixth quarter in a row that CBAT has shown improvement from the prior year's comparable quarter, and the seventh in a string of quarter-to quarter improvements. Sales have increased 110% and earnings 400% since the cyclical trough in this market in the first quarter of 1999. Operating margins in the quarter increased to 22%. The book-to bill ratio in the quarter slipped to .92, and was slightly lower at the largest CBAT company, Universal Instruments. Underlying demand for electronics (especially in the telecommunications industry), and thus demand for CBAT's production equipment for high volume electronics manufacturing, is expected to continue to grow. However, it appears that some customers are experiencing difficulty in managing the rate of their recent capacity expansions, and some have reported components shortages which have also dampened their enthusiasm for adding production capacity at the recent pace.

Dover believes that while both of these Technologies businesses are affected by the electronics manufacturing market, the SEC business will experience less variability in sales and earnings than the CBAT business, which is more dependent on its customers' capital absorption capacity.

Technologies' industrial marking business, Imaje, also continued its steady growth, with earnings up over 18% on a 15% sales increase, as measured in French Francs.

DOVER INDUSTRIES:

Sales in the third quarter increased 8% to $314.0 million from $291.9 million last year, and segment earnings also increased 8% from $45.1 million to $48.8 million. Acquisitions made in the last year contributed all of the sales and earnings increase. Segment bookings in the quarter were up 7% to $309 million and the book-to-bill ratio was 0.99.

Sales at Heil Environmental, Industries' largest company, were up, with excellent operating leverage, partly due to shipments on a large contract with New York City. However, sales and earnings declines at Heil Trailer, the liquid and dry bulk tank trailer company, more than offset these results, with continued comparative weakness in its markets, particularly in dry bulk.

Industries' automotive service equipment businesses, Rotary Lift and Chief, again turned in very favorable comparisons to the prior year. PDQ, the manufacturer of touch-less car wash systems, whose comparisons had suffered in the second quarter from the adverse impact of new product introductions on existing product sales, strongly contributed to the prior year comparisons this quarter.

TipperTie/Technopack, while solidly profitable and generating high returns, hurt the quarterly comparisons and is focused on cost reductions, as well as product line and marketing organization rationalization.

The food service equipment businesses, Groen and Randell, both showed double-digit earnings increases on essentially flat sales in a very competitive market.

DOVER DIVERSIFIED:

Sales in the third quarter increased 7% to $286.8 million from $268.3 million last year, and segment income declined 2% to $39.3 million from $40.1 million. Segment bookings in the quarter were up 22% to $289 million and the book-to-bill was 1.01. Acquisitions in the last year, particularly Crenlo, were meaningful contributors to both sales and earnings.

Hill Phoenix, the refrigeration systems and display case company, and Diversified's largest sales and second largest profit business, has experienced double-digit sales declines and margin erosion as capital spending in the supermarket and retail grocery industry has slowed due to industry consolidation, and as some key accounts have slowed store expansions.

AC Compressor, serving the process industries, is a long lead-time business. While results were comparable to last year-to-date and though prospects of a stronger market are evident, experienced a weaker quarter due to weak bookings earlier in the year. Sargent's results, in its Aerospace components business, have felt the effect of lower OEM airframe and aftermarket overhaul demand.

Partially offsetting these negatives, Tranter, Diversified's most profitable company, had improved margins on modest sales growth for both the quarter and year to date. And as in prior quarters this year, the turnaround at Belvac from marginal profitability last year to high margins this year, has been a major contributor to Diversified's comparisons.

DOVER RESOURCES:

Sales in the third quarter increased to $226.3 million from $191.4 million last year, or 18%, and segment income also increased 18%, from $24.7 million to $29.0 million. Segment bookings in the quarter were up 9% to $217 million and the book-to-bill ratio was 0.96.

The oil production equipment company, Petroleum Equipment Group, is operating at record levels. C. Lee Cook, influenced by the gas gathering and transmission markets, is also sharply up from last year. Quartzdyne is now benefiting from increased drilling activity in the "measurement while drilling" market.

OPW Fueling Components' sales improvement over the prior year's third quarter and the second quarter of this year reached low double digits, with substantial earnings leverage. OPW Fluid Transfer Group is well ahead of last year's restructuring and strike-impacted performance. Tulsa Winch reported strong results due to both internal growth and acquisitions. Companies serving the process industries (Wilden, Blackmer, Ronninger - Petter) have faced an unsettled market this year, and were up 16% in sales but down 6% in earnings compared to the prior period.

OUTLOOK:

At the end of the second quarter we said we were on a track that could lead to a full year earnings per share gain of as much as 35%. Although the CBAT businesses' series of sequential quarter improvements may well be broken in the fourth quarter, with the strength in the SEC businesses, and strong prospects for improvement from the third quarter at several of the Companies in the other Subsidiaries, we still believe that is possible.

Special Notes Regarding Forward Looking Statements

This Quarterly Report on Form 10-Q, the Annual Report on Form 10-K and the documents that are incorporated by reference, particularly sections of any report under the headings "Outlook" or "Management's Discussion and Analysis", contain forward-looking statements within the meaning of the Securities Act of 1933, as amended, and the Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. Such statements relate to, among other things, industries in which the Company operates, the U.S. and global economies, earnings, cash flow and operating improvements and may be indicated by words or phrases such as "anticipates", "supports", "plans", "projects," "expects," "should," "hope", "forecast," "Dover believes", "management is of the opinion" and similar words or phrases. Such statements may also be made by management orally. Forward-looking statements are subject to inherent uncertainties and risks, including among others: increasing price and product/service competition by foreign and domestic competitors, including new entrants; technological developments and changes; the ability to continue to introduce competitive new products and services on a timely, cost effective basis; the mix of products/services; the achievement of lower costs and expenses; domestic and foreign governmental and public policy changes including environmental regulations; protection and validity of patent and other intellectual property rights; the continued success of the Company's acquisition program; the cyclical nature of the Company's business; and the outcome of pending and future litigation and governmental proceedings. In addition, such statements could be affected by general industry and market conditions and growth rates, and general domestic and international economic conditions including interest rate and currency exchange rate fluctuations. In light of these risks and uncertainties, actual events and results may vary significantly from those included in or contemplated or implied by such statements. Readers are cautioned not to place undue reliance on such forward-looking statements. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART II OTHER INFORMATION

Item 5. Other Information

The Company amended Article IV, Paragraph 1 of its By-Laws, regarding the titles and election of officers.

The Company included this table in its third quarter press release. See also 1999 Annual Report page 4.


                               DOVER CORPORATION
                             OPERATIONAL PROFITS(1)
                                 (in millions)


                                                        2000 - NINE MONTHS          1999 - NINE MONTHS          1999 - FULL YEAR
                                                     ------------------------    ------------------------    ----------------------
                                                     SALES    EARNINGS     %     SALES    EARNINGS     %      SALES    EARNINGS   %
                                                     ------   --------    ---    ------   --------    ---     ------   --------  ---
  Circuit board assembly/test....................    $1,037     $216       21    $  647     $ 96       15     $  934     $154     16
  Electronic components..........................       372       71       19       235       35       15        328       48     15
  Marking........................................       151       48       32       142       42       30        196       59     30
                                                     ------   --------    ---    ------   --------    ---     ------   --------  ---
Dover Technologies...............................     1,560      335       21     1,024      173       17      1,458      261     18
Dover Industries.................................       939      169       18       844      149       18      1,145      203     18
Dover Diversified................................       867      138       16       760      119       16      1,072      177     17
Dover Resources..................................       662      117       18       575       91       16        778      128     16
                                                     ------   --------    ---    ------   --------    ---     ------   --------  ---
Operational subtotal (after elim.)(1)............    $4,021      759       19    $3,198      532       17     $4,446      769     17
                                                     ======   ========    ===    ======   ========    ===     ======   ========  ===
Corporates and other.............................                (37)                        (29)                         (44)
                                                              --------                    --------                     --------
EBITACQ(2).......................................                722                         503                          725
Gain (loss) on dispositions &
  Sale of equity securities......................                 12                          17                           10
Interest.........................................                (63)                        (22)                         (35)
Acquisition Write-offs...........................                (69)                        (62)                         (85)
                                                              --------                    --------                     --------
Dover Pre-tax income.............................               $602                        $436                         $615
                                                              ========                    ========                     ========

(1) Differs from segment operating profits in that all non-cash write-offs relating to acquisitions are excluded, along with the expenses of each segment's corporate group.

(2) Earnings before taxes, interest, acquisition write-offs and non-recurring gains.

Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits for this quarter.

          (3.ii) By-Laws

          (27) Financial Data Schedule. (EDGAR filing only)

     (b) No reports on Form 8-K were filed this quarter.

                                   Signatures

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       DOVER CORPORATION




Date:   October 18, 2000               /s/ David S. Smith
        ----------------               ----------------------------------------
                                       David S. Smith, Chief Financial Officer,
                                       Vice President, Finance





Date:   October 18, 2000               /s/ George F. Meserole
        ----------------               ----------------------------------------
                                       George F. Meserole, Chief Accounting
                                       Officer, Vice President and Controller