Form 10-Q/A
period 2000-06-30
DOVER CORP
filed 2001-02-02
CIK 29905

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                FORM 10-Q/A NO. 2



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

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


The number of shares outstanding of the Registrant's common stock as of the close of the period covered by this report was 203,074,480.

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

         The Company completed seven add-on acquisitions during the quarter at a combined cost of $74 million, bringing the total for the year to 12 acquisitions for a total of $242 million.


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

8-JUN     ASSET     PROVACON, INC.             GONZALES, LA.         DRI       MIDLAND
Designs & manufactures specialty values and fitting for the transfer of hazardous fluids in petro-chemical plants.

23-JUN    STOCK     C & H MANUFACTURING, INC.  ONTARIO, CA.          DDI       SARGENT
Manufactures specialty fasteners, primarily for use in aircraft landing gears.

30-JUN    STOCK     GROUPE AOUSTIN             NANTERRE, FRANCE      DRI       RONNINGEN-PETTER
Manufactures high volume, turnkey liquid filtration systems and specialty high-viscosity mixers-extruders.

                       ACQUISITIONS - FIRST QUARTER 2000

DATE      TYPE      ACQUIRED COMPANIES           LOCATION (NEAR)   SEGMENT - OPERATING CO.
1-JAN    STOCK   SURESEAL, INC.                  MINERAL PT, MO.   DRI    CIVACON/KNAPPCO
Supplier of butterfly valves, actuators and other components used in piping systems, pneumatic conveying, transportation and industrial applications.

29-FEB   STOCK   YAKIMA WIRE WORKS, INC.         YAKIMA, WA.       DDI    SWF
Manufactures bagging machinery for the packaging of soft perishable produce.

8-MAR    STOCK   TRITON SYSTEMS, INC.            LONG BEACH, MS.   DII
Manufactures cash-dispensing ATMs for off-premise locations, including ATM management software.

8-MAR    STOCK   PRIME YIELD SYSTEMS, INC.       ST. PAUL, MN.     DTI    EVERET CHARLES
Manufactures semiconductor test sockets and distributes probe cards.

30-MAR   ASSET   HYDRO-CAM ENGINEERING COMPANY   TROY, MI.         DRI    DE-STA-CO MFG.
Manufactures stamping dies for the electric motor, generator, transformer and automotive markets.


The profit impact in 2000 will be small due to acquisition write-offs, and imputed financing costs. Acquisitions completed in the last twelve months
(July 1999-June 2000) added $105 million in sales and $19 million in operational profit in the second quarter bringing the total for six months to $174 million in sales and $ 31 in operational profit.



(2)      MATERIAL CHANGES IN RESULTS OF OPERATIONS:

The Company earned $.67 per diluted share from continuing operations in the second quarter ended June 30, 2000, an increase of 52% from the $.44 per diluted share earned in the comparable quarter last year. The Company earned $ 1.24 per diluted share for the six months , which was an increase of 63%.

Net income from continuing operations for the second quarter was a record of $136.7 million, up 47% from $93.3 million in net income from continuing operations last year. On a year-to-date basis net income was up 56% to $254.1. Sales in the quarter were a record $1.38 billion, up 28% from $1.08 billion last year. On a year-to-date basis sales were $ 2.63 billion, up 28% from $ 2.05 billion last year.

The Company reports its pretax earnings in two ways -- on the GAAP/SEC required segment reporting described above, and on an EBITACQ basis (Earnings Before Interest, Taxes, and non-cash charges arising from purchase accounting for acquisitions). Second quarter EBITACQ of $252 million was 45% higher than prior year. Of this, about 11 percentage points reflect acquisitions and 34 percentage points reflect the growth of existing companies (notably electronics). On a year-to-date basis EBITACQ was up 54% to $470 million. The reduction in shares outstanding during the last 6 months of 1999 resulted in stronger growth for EBITACQ per outstanding share, as this measure increased 55% to $1.24 per share in the second quarter and increased 62% to $ 2.30 per share year-to-date, as compared to the same periods in the last year.

The Company reported as part of its second quarter Statement of Comprehensive Income an Unrealized Gain of $ 41.7 million ($27.1 after tax). In 1997, Dover Technologies made a small investment in Bookham Technology PLC for strategic business reasons. Bookham (BKHM: NASDAQ) went public in April of this year resulting in the unrealized appreciation. The Company has no current plans to sell the investment and is in fact prohibited from doing so for six months from the date of the initial public offering.

Strong performance in each of the Company's four business segments was led by Technologies where income more than doubled from last year for both the second quarter and year-to-date periods.

DOVER TECHNOLOGIES:
Sales in the second quarter increased 57% to $527.4 million, from $334.9 million last year, and segment profit increased 130% to $110.3 million, from $47.9 million last year. Segment bookings set a quarterly record, and at $628 million were 19% greater than shipments. Year-to-date results were a 60% sales increase to $993.7 million from $623.0 million; profit increased 164% to $ 195.1 million from $ 73.8 million; bookings at $ 1,190.4 million were 20% greater than shipments. These strong results were a continuation of trends apparent in the second half of last year.

Technologies' companies which make production equipment for circuit board assembly and test (CBAT), used in a broad array of high volume electronics manufacturing applications, achieved their fifth consecutive quarterly improvement in orders, shipments, and earnings. For the quarter CBAT bookings were up 66% from last year to $386 million, sales were up 71% to $ 356 million, and earnings were up 154% to $74 million. The book-to-bill ratio in the quarter was 1.08. Year-to-date results were a 76% sales increase to $670.8 million from $382.2 million; profit increased 203% to $ 135.8 million from $ 44.8 million; bookings at $ 743.4 million were 11% greater than shipments. The continuation of robust growth into the second quarter is the result of high customer demand in telecom, data com, and networking markets.

Technologies' companies that make specialty electronic components (SEC) also experienced a continuing strong market, driven by telecommunications spending. In the second quarter SEC sales were $121 million, up 54% from the prior period, profits more than doubled to $24 million, and bookings were up 113% to $188 million on a 54% sales gain. The quarter's book-to-bill ratio was 1.56. Year-to-date results were a 48% sales increase to $224.1 million from $151.1 million; profit increased 110% to $ 41.6 million from $ 19.8 million; bookings at $ 345.5 million were 54% greater than shipments. In response to these strong trends, numerous capacity expansion projects have been undertaken at the SEC companies.


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

Technologies' industrial marking business, Imaje, also continues its steady growth, with earnings up over 21% on an 18% sales increase. On a year-to-date basis earnings were up 39% on a 25% sales increase.


DOVER INDUSTRIES:

Sales in the second quarter increased 11% to $326.3 million from $293.8 million last year, and segment earnings increased 6% from $48.7 million to $51.5 million. Segment bookings in the quarter were up 7% to $307 million and the book-to-bill ratio was .94. Year-to-date results were a 13% sales increase to $625.3 million from $552.5 million; profit increased 19% to $ 101.9 million from $ 86.0 million; bookings at $ 599.5 million were 4% less than shipments. Acquisitions made in the last year, including Triton, the manufacturer of cash dispenser systems acquired in the first quarter contributed all of the sales increase. Segment earnings, in the second quarter, were down 9% excluding acquisitions made in the last year.


Sales and earnings at Heil Environmental and Dovatech set quarterly records continuing the strong first quarter results . The automotive service equipment market remains strong, helping Rotary Lift and Chief achieve higher sales and earnings, but the impact of pending new product introductions on sales of existing products has temporarily negatively impacted PDQ.

Heil Trailer, the liquid and dry bulk tank trailer company, has experienced weakness in its markets since last year due to the impact of higher fuel costs on its customer base.

DOVER DIVERSIFIED:

Sales in the second quarter increased 19% to $310.4 million from $260.7 million, last year, and segment income increased 27% to $44.2 million from $34.8 million. Segment bookings in the quarter were down 1% to $294 million and the book-to-bill was 0.95. Year-to-date results were a 18% sales increase to $580.0 million from $491.3 million; profit increased 25% to $ 77.7 million from $ 62.1 million; bookings at $ 604.6 million were 4% greater than shipments.


As in first quarter, acquisitions made in 1999 (especially Crenlo and JE Piston), contributed strongly to this quarter's result, as did the performances at AC Compressor, Mark Andy, Wiseco, and Sargent. Acquisitions, net of divestments, added about $37 million to Diversified's second quarter sales and $ 67 million year-to-date. The Belvac turnaround also boosted the second quarter and six months results.

Hill Phoenix, which manufactures commercial refrigeration equipment and display cases, has been adversely impacted by consolidation in its customer base.


DOVER RESOURCES:

Sales in the second quarter increased to $217.5 million from $189.6 million last year, or 15%, and segment income increased 29%, from $24.9 million to $32.0 million. Segment bookings in the quarter were up 18% to $221 million and the book-to-bill ratio was 1.01. Year-to-date results were a 14% sales increase to $435.7 million from $383.3 million; profit increased 26% to $ 65.6 million from $ 51.8 million; bookings at $ 450.0 million were 3% greater than shipments.


The Petroleum Equipment Group, which is heavily influenced by North American oil production activity and particularly existing wells, continued the very strong performance of the first quarter into the second quarter, compared to the lower oil price environment last year. Quartzdyne and C. Lee Cook, more heavily influenced by new production and development, have also begun to improve compared to the prior year. Companies serving the process industries (Wilden, Blackmer, Ronningen-Petter) were about flat to the prior year for both the second quarter and year-to-date periods.

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


                                   DOVER CORPORATION




Date:      February 2, 2001        /s/ David S. Smith
     -------------------------     -----------------------------------------
                                   David S, Smith, Chief Financial Officer,
                                   Vice President, Finance




Date:      February 2, 2001        /s/ George F. Meserole
     -------------------------     -----------------------------------------
                                   George F. Meserole, Chief Accounting Officer,
                                   Vice President and Controller