Form 10-Q/A
period 2000-09-30
DOVER CORP
filed 2001-02-02
CIK 29905

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

At September 30, 2000, net debt (defined as long-term debt plus current maturities on long-term debt plus notes payable less cash and equivalents and marketable securities) of $1,257 million represented 35.2% of total capital. This compares with 27.4% at December 31, 1999. The Company continues to be rated A-1 by Standard & Poors and F-1 by Fitch IBCA. The Company believes its significant free cash flow will enable it to fund internal growth and, together with modest debt utilization, fund its acquisition program. The Company also believes it will continue to maintain a solid credit profile. The Company filed a shelf registration for the possible issuance of up to $1 billion in senior debt securities on October 5th,, 2000. The Company believes this will provide flexibility to issue public debt rapidly depending on market conditions or financing needs.

The Company completed six add-on acquisitions during the quarter at a combined cost of $91 million, bringing the total for the year to 18 acquisitions for a total of $333 million.

                        ACQUISITIONS - THIRD QUARTER 2000

DATE      TYPE                     ACQUIRED COMPANIES             LOCATION (NEAR)     SEGMENT - OPERATING CO.
18-JUL    STOCK          SYFER TECHNOLOGY LTD.                   NORWICH, U.K.         DTI     NOVACAP
Manufacturer of specialty ceramic electronic components.

24-JUL    ASSET          CHESTERTON SYSTEM ONE PUMP DIVISION     STONEHAM, MA          DRI     BLACKMER
Manufacturer of a high-end robust centrifugal pump line.

08-AUG    STOCK          KESSELTRONICS SYSTEMS CORPORATION       HUDSON, QUEBEC        DII     PDQ
Developer of unique electronic products primarily for the Vehicle Wash Equipment Industry.

                                                                                               PERFORMANCE
01-SEP    ASSET          VERTEX PISTON S.P.A.                    REGGIO EMILA, ITALY  DDI      MOTORSPORTS
Manufacturer of cast aluminum pistons.

15-SEP    ASSET          NATIONAL COOLER CORPORATION             SAN DIMAS, CA        DDI      HILL PHOENIX
Manufacturers of walk-in coolers, freezers and cold storage doors.

26-SEP    STOCK          PULLMASTER WINCH                        SURREY, VANCOUVER     DRI      TULSA WINCH
Manufacturer of hydraulic planetary winches ranging from 1,000 to 50,000 pounds linepull.


                       ACQUISITIONS -- FIRST QUARTER 2000

 DATE     TYPE        ACQUIRED COMPANIES                 LOCATION (NEAR)     SEGMENT -- OPERATING CO.
1-JAN    STOCK    SURESEAL, INC.                         MINERAL PT, MO.       DRI     CIVACON/KNAPPCO
Supplier of butterfly valves, actuators and other components used in piping systems, pneumatic conveying, transportation and industrial applications.

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


                      ACQUISITIONS -- SECOND QUARTER 2000

 DATE     TYPE        ACQUIRED COMPANIES                 LOCATION (NEAR)       SEGMENT -- OPERATING CO.
10-APR   STOCK    GREER COMPANY                          SANTA ANA, CA.        DRI     TULSA WINCH
Manufactures systems that continuously monitor the load and configuration of mobile cranes.

12-APR   ASSET    HOEGGER ALPINA (HA)                    GOSSAU, SWITZERLAND   DII     TIPPER TIE
Manufactures machinery, clips and loops primarily serving the food processing industry.

24-MAY   STOCK    HYDROMOTION, INC.                      SPRING CITY, PA.      DII     TEXAS HYDRAULICS
Designs and manufactures hydraulic swivels, electric slip rings and telescopic waterway assemblies.

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


The profit impact of these acquisitions in 2000 will be small due to acquisition write-offs, and imputed financing costs. Acquisitions completed in the last twelve months (October 1999-September 2000) added $101 million in sales and $15 million in operational profit in the third quarter, bringing the total for nine months to $240 million in sales and $40 million in operational profit.


(2)      MATERIAL CHANGES IN RESULTS OF OPERATIONS:

The company earned $.67 per diluted share in the third quarter ended September 30, 2000, excluding two non-recurring items. This was an increase of 26% from the $.53 per diluted share earned in the comparable quarter last year, excluding non-recurring items. The company earned $1.90 per diluted share for the nine months, which was an increase of 46% from the comparable prior year $1.30 per share, excluding non-recurring items.

After taking into account a $.04 gain on the sale of 43% of an equity investment and a non-recurring charge to discontinued operations of $ .07 per diluted share, the Company earned $.64 ($1.88 year-to-date) per diluted share outstanding. The $.07 per diluted share charge ($13.6 million after tax) is a result of finalizing the purchase price adjustment on the sale of the Dover Elevator International segment in January 1999 (which generated a $524 million after-tax or $2.49 per diluted share gain in that quarter).

Operating income for the third quarter was $265.3 million, up 27% from $208.9 million last year. On a year-to-date basis operating income increased 42% to $755.2 million from $530.9 last year.

Net income from continuing operations for the third quarter was $135.5 million, up 23% from $110.4 million in net income from continuing operations last year, excluding the $ 8.9 million after tax gain on the equity investment sale this year, and the $11.1 million after-tax ( or $.05 per share) non-recurring gain last year. On a year-to-date basis net income increased 42% to $390.6 million from $275.8 in the comparable period last year.

Sales in the quarter were a record $1.39 billion, up 21% from $1.15 billion last year. On a year to date basis sales were $4.02 billion, up 26% from $3.20 billion last year.

The Company also reports its pretax earnings on an EBITACQ basis (Earnings Before Interest, Taxes, and non-cash charges arising from purchase accounting for acquisitions). Third quarter EBITACQ of $252 million was 28% higher than prior year. The year-to-date EBITACQ of $722 million was 44% higher than prior year.

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

The third quarter strong performance was led by Dover Technologies, where income increased 57% from the third quarter last year (110% year-to-date). Dover Resources and Dover Industries earnings were also up, by 18% and 8%, respectively (24% and 15%, on a year-to-date basis), while Dover Diversified experienced a 2% quarterly earnings decline with a 15% increase year-to-date..

DOVER TECHNOLOGIES:

Sales in the third quarter increased 41% to $565.0 million, from $400.3 million last year, and segment profit increased 57% to $116.0 million, from $74.0 million last year. Segment bookings at $591.9 million were 5% greater than shipments. Year-to-date results were a 52% sales increase to $1,558.7 million from $1,023.3 million; profit increased 110% to $311.2 from $147.9 million; bookings at $1,782.2 million were 14% greater than shipments.

Technologies' Specialty Electronic Components (SEC) business has increased production dramatically in response to continued very strong demand from the data transmission, telecommunications, and networking markets it serves. This business, which supplies high-value components, precision devices, and multifunction, integrated assemblies to OEM customers in these markets, is expanding capacity to address expected continued growth opportunities. SEC's sales in the quarter were $147.5 million, up 75% from the prior period, profits more than doubled to $29.6 million, and bookings were up 122% to $204 million, another new record. The quarter's book-to-bill ratio was
1.39 and the year-to date book-to-bill is 1.5. On a year-to-date basis sales were up 58%, to $ 372 million, bookings were up 113% to $ 550 million, and earnings were up 112% to $ 71.2 million.

Technologies' Circuit Board Assembly and Test (CBAT) sales were up 38% to $ 366 million from last year, bookings were up 23% to $338 million, and earnings were up 57% to $80.5 million. These results represent the sixth quarter in a row that CBAT has shown improvement from the prior year's comparable quarter, and the seventh in a string of quarter-to quarter improvements. On a year-to-date basis sales were up 60%, to $ 1,037 million, bookings were up 56% to $ 1,081 million, and earnings were up 125% to $ 216.3 million. Sales have increased 110% and earnings 400% since the cyclical trough in this market in the first quarter of 1999. Operating margins in the quarter increased to 22% (21% year-to-date). The book-to bill ratio in the quarter slipped to .92 (1.04 year-to-date), and was slightly lower at the largest CBAT company, Universal Instruments. Underlying demand for electronics (especially in the telecommunications industry), and thus demand for CBAT's production equipment for high volume electronics manufacturing, is expected to continue to grow. However, it appears that some customers are experiencing difficulty in managing the rate of their recent capacity expansions, and some have reported components shortages which have also dampened their enthusiasm for adding production capacity at the recent pace.

Dover believes that while both of these Technologies businesses are affected by the electronics manufacturing market, the SEC business will experience less variability in sales and earnings than the CBAT business, which is more dependent on its customers' capital absorption capacity.

Technologies' industrial marking business, Imaje, also continued its steady growth, with earnings up over 18% on a 15% sales increase, as measured in French Francs. On a year-to-date basis earnings were up over 30% on a 21% sales increase.

DOVER INDUSTRIES:

Sales in the third quarter increased 8% to $314.0 million from $291.9 million last year, and segment earnings also increased 8% from $45.1 million to $48.8 million. Acquisitions made in the last year contributed all of the sales and earnings increase. Segment bookings in the quarter were up 7% to $309 million and the book-to-bill ratio was 0.99. Year-to-date results were a 11% sales increase to $939.4 million from $844.5 million; profit increased 15% to $150.7, from $131.1 million; bookings at $909.0 million were 3% less than shipments.


Sales at Heil Environmental, Industries' largest company, were up, with excellent operating leverage, partly due to shipments on a large contract with New York City. However, sales and earnings declines at Heil Trailer, the liquid and dry bulk tank trailer company, more than offset these results, with continued comparative weakness in its markets, particularly in dry bulk.

Industries' automotive service equipment businesses, Rotary Lift and Chief, turned in very favorable comparisons to the prior year. PDQ, the manufacturer of touch-less car wash systems, whose comparisons had suffered in the second quarter from the adverse impact of new product introductions on existing product sales, strongly contributed to the prior year comparisons this quarter and year-to date.

TipperTie/Technopack, while solidly profitable and generating high returns, hurt the quarterly and year - to date comparisons and is focused on cost reductions, as well as product line and marketing organization rationalization.

The food service equipment businesses, Groen and Randell, showed double-digit earnings increases on essentially flat sales in a very competitive market.

DOVER DIVERSIFIED:

Sales in the third quarter increased 7% to $286.8 million from $268.3 million last year, and segment income declined 2% to $39.3 million from $40.1 million. Segment bookings in the quarter were up 22% to $289 million and the book-to-bill was 1.01. Acquisitions in the last year, particularly Crenlo, were meaningful contributors to both sales and earnings. Year-to-date results were a 14% sales increase to $866.7 million from $759.6 million; profit increased 15% to $117.0 from $102.2 million; bookings at $893.5 million were 3% greater than shipments.

Hill Phoenix, the commercial refrigeration systems and display case company, and Diversified's largest sales and second largest profit business, has experienced double-digit sales declines and margin erosion as capital spending in the supermarket and retail grocery industry has slowed due to industry consolidation, and as some key accounts have slowed store expansions.

AC Compressor, serving the process industries, is a long lead-time business. While results were comparable to last year-to-date and though prospects of a stronger market are evident, AC experienced a weaker quarter due to weak bookings earlier in the year. Sargent's results, in its Aerospace components business, have felt the effect of lower OEM airframe and aftermarket overhaul demand.

Partially offsetting these negatives, Tranter, Diversified's most profitable company, had improved margins on modest sales growth for both the quarter and year to date. And as in prior quarters this year, the turnaround at Belvac from marginal profitability last year to high margins this year, has been a major contributor to Diversified's favorable earnings comparisons.


DOVER RESOURCES:

Sales in the third quarter increased to $226.3 million from $191.4 million last year, or 18%, and segment income also increased 18%, from $24.7 million to $29.0 million. Segment bookings in the quarter were up 9% to $217 million and the book-to-bill ratio was 0.96. Year-to-date sales increased 15% to $662.0 million from $574.7 million; profit increased 24% to $94.5 million from $76.5 million; bookings at $667.4 million were 1% greater than shipments.


The Petroleum Equipment Group is operating at record levels. C. Lee Cook, influenced by the gas gathering and transmission markets, is also sharply up from last year. Quartzdyne is now benefiting from increased drilling activity in the "measurement while drilling" market.

OPW Fueling Components' sales improvement over the prior year's third quarter and the second quarter of this year reached low double digits, with substantial earnings leverage, but year-to-date results are still below the prior year because of pressure on customers profitability due to high gas prices and the impact on capital spending caused by the consolidation of several large customers. OPW Fluid Transfer Group is well ahead of last year's restructuring and strike-impacted performance in both the quarter and year-to-date comparisons. Tulsa Winch reported strong results due to both internal growth and acquisitions. Companies serving the process industries (Wilden, Blackmer, Ronninger - Petter) have faced an unsettled market this year, and were up 16% in sales but down 6% in earnings compared to the same quarter the prior year. On a year-to-date basis earnings were flat on a 5% sales increase.


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


                                      DOVER CORPORATION




Date:  February 2, 2001               /s/ David S. Smith
     ------------------               ------------------------------------------
                                      David S, Smith, Chief Financial Officer,
                                      Vice President, Finance




Date:  February 2, 2001               /s/ George F. Meserole
     ------------------               ------------------------------------------
                                      George F. Meserole, Chief Accounting
                                      Officer, Vice President and Controller