Form 10-K
period 2000-12-31
DOVER CORP
filed 2001-03-13
CIK 29905

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

/X/ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 2000

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

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of the close of business February 28, 2001 was $7,480,491,728. Registrant's closing price as reported on the New York Stock Exchange-Composite Transactions for February 28, 2001 was $38.36 per share.

The number of outstanding shares of the Registrant's common stock as of February 28, 2001 was 203,297,745.

DOCUMENTS INCORPORATED BY REFERENCE

Parts I and II -  Certain portions of the Annual Report to Stockholders for
                  Fiscal Year Ended December 31, 2000 (the "2000 Annual
                  Report").

Part III       -  Certain portions of the Proxy Statement for Annual Meeting of
                  Stockholders to be held on April 24, 2001 (the "2001 Proxy Statement").


Special Notes Regarding Forward Looking Statements

         This Annual Report on Form 10-K and the documents that are incorporated by reference, particularly sections of any Annual Report to Stockholders under the headings "Chairman's Letter", "Outlook" or "Management's Discussion and Analysis", contain forward-looking statements within the meaning of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. Such statements relate to, among other things, industries in which the Company operates, the U.S. and global economies, earnings, cash flow and operating improvements and may be indicated by words or phrases such as "anticipates," "supports", "plans", "projects", "expects", "should", "hope", "forecast", "Dover believes", "management is of the opinion" and similar words or phrases. Forward-looking statements are subject to inherent uncertainties and risks, including among others: increasing price and product/service competition by foreign and domestic competitors, including new entrants; technological developments and changes; the ability to continue to introduce competitive new products and services on a timely, cost effective basis; the mix of products/services; the achievement of lower costs and expenses; domestic and foreign governmental and public policy changes including environmental regulations; protection and validity of patent and other intellectual property rights; the continued success of the Company's acquisition program; the cyclical nature of the Company's business; and the outcome of pending and future litigation and governmental proceedings. In addition, such statements could be affected by general industry and market conditions and growth rates, and general domestic and international economic conditions including interest rate and currency exchange rate fluctuations. In light of these risks and uncertainties, actual events and results may vary significantly from those included in or contemplated or implied by such statements. Readers are cautioned not to place undue reliance on such forward-looking statements. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

                                     PART I

Item 1.  BUSINESS

General

         Dover Corporation ("Dover" or the "Company"), originally incorporated in 1947 in the State of Delaware, is a diversified industrial manufacturing corporation encompassing over 50 operating companies which manufacture a broad range of specialized industrial products and sophisticated manufacturing equipment.

         The Company's businesses are divided into four business segments. Dover Diversified builds packaging and printing machinery, heat transfer equipment, food refrigeration and display cases, specialized bearings and compressors, construction and agricultural cabs, as well as sophisticated products for use in the defense, aerospace and automotive industries. Dover Industries makes products for use in the waste handling, bulk transport, automotive service, commercial food service and packaging, welding, cash dispenser and construction industries. Dover Resources manufactures products primarily for the automotive, fluid handling, petroleum, winch and chemical equipment industries. Dover Technologies builds sophisticated automated assembly and testing equipment for the electronics industry, industrial printers for coding and marking, and specialized electronic components. Dover Elevator, which was the Company's fifth business segment for all of 1998, was sold to Thyssen Industrie AG on January 5, 1999. Dover Elevator manufactured, installed and serviced elevators primarily in North America and is a discontinued segment in the Company's Consolidated Financial Statements.

         The Company emphasizes growth and strong internal cash flow. It has a long-standing and successful acquisition program, which traditionally focused on acquiring new or stand-alone businesses. However, since 1992, increased emphasis has been placed on acquiring businesses that can be added on to existing operations. From January 1, 1996 through December 31, 2000, the Company made 82 acquisitions at a total acquisition cost of $2,200,015,000. In 2000, the Company completed 2 stand-alone and 21 add-on acquisitions at a total cost of about $506 million. For more detail regarding acquisitions over the past several years, see pages 8, 12, 13, 14, 17 and 21 of the 2000 Annual Report as well as Note 2 to the Consolidated Financial Statements on pages 29-31 of the 2000 Annual Report, which are hereby incorporated by reference. These acquisitions have had a substantial impact on the Company's increase in sales and earnings since 1996. The Company aims to acquire and develop "platform" businesses which are marked by growth, innovation and higher than average profit margins. It seeks to have each of its businesses be a leader in its market as measured by market share, innovation, profitability and return on assets.

         The Company practices a highly decentralized management style. The presidents of operating companies are very autonomous and have a high level of independent responsibility for their businesses and their performance. This is in keeping with the Company's operating philosophy that small independent operations are better able to serve customers by focusing closely on their products and reacting quickly to customer needs. The Company's executive management's role is to provide management oversight, allocate and manage capital, assist in major acquisitions, evaluate, motivate and, as necessary, replace operating management, and provide selected other services.

Business Segments

         Dover Diversified manufactures equipment and components for industrial, commercial, and defense applications. The largest operations are Hill Phoenix (refrigeration cases and systems for supermarkets), Tranter (process industry heat exchangers), Crenlo (operator cabs for agricultural and construction machinery and electronic enclosures), A-C Compressor (specialized centrifugal, oil free screw and rotary compressors) and Mark Andy (specialty printing presses). Other Dover Diversified businesses produce such products as fluid film and self-lubricating bearings, color control systems for web sheet-fed, submarine and aircraft hydraulic controls, remote manipulators, industrial cleaning equipment, can making equipment, environmental control equipment, engineered high-performance racing products and packaging machinery. In 2000, Dover Diversified companies completed five "add-on" acquisitions: Yakima Wire and Salwasser (SWF), C & H Mfg (Sargent), Vertex Piston (Performance Motorsports) and National Cooler (Hill-Phoenix).

         Dover Industries manufactures a diverse mix of equipment and components for use in the waste handling, bulk transport, automotive service, commercial food service, packaging, welding and construction equipment industries. The largest operations are Heil Trailer (trailerized tanks) and Heil Environmental (refuse collecting vehicles), Rotary Lift (automotive lifts), and DovaTech (welding, cutting and laser equipment and supplies). Other Dover Industries operations produce auto collision measuring and repair systems, clip closures for food packaging, solid waste compaction, transporting and recycling equipment, touchless car washing equipment, hydraulic cylinders, food service equipment, commercial refrigeration equipment and concrete spreading machines. In 2000 Dover Industries made one stand-alone acquisition, Triton Systems, Inc., a producer of "off-premises" automated cash dispenser machines and related systems, and acquired four "add-on" businesses: Hoegger Alpina (Tipper Tie), Hydromotion (Texas Hydraulics), Kesseltronics (PDQ) and Kalyn/Siebert (Heil Trailer). In January 2000, Dover Industries sold Davenport Machines, a manufacturer of screw machines.

         Dover Resources manufactures components and equipment primarily for the automotive, fluid handling, petroleum and chemical industries. The largest operations are the Petroleum Equipment Group (Norris/AOT - oil and gas production equipment), OPW Fueling Components (gasoline nozzles and related service station equipment), and De-Sta-Co Industries (factory automation and workholding devices). Other Dover Resources companies produce fluid transfer valves, measuring devices and connectors, air operated double diaphragm, rotary vein and progressive cavity pumps, gas compressors, high-pressure quartz transducers, liquid monitoring, valve, filtration and control systems and products, winch and speed reducers and cleaning chemical dispensing equipment. During 2000, seven Dover Resources companies made eight "add-on" acquisitions:
SureSeal (Civacon), Greer Company and Pullmaster (Tulsa Winch), Provacon (Midland), Groupe Aoustin (R-P), Chesterton (Blackmer), Hydro-Cam (De-Sta-Co Mfg.) and RG Industries (PEG-AOT).

         Dover Technologies International sells assembly and testing equipment, screen printers, and soldering machines for the printed circuit board industry, components for the consumer and commercial datacom and telecom communications industry (including wireless) and industrial marking systems. The largest business in this segment - and in the Company - is Universal Instruments, which is one of the major worldwide manufacturers of surface mount printed circuit board assembly equipment. Other significant businesses are Quadrant (precision microwave, crystal and capacitor devices), Everett Charles Technologies, Inc. (test equipment and systems for printed circuit boards and semiconductors), DEK Printing Machines, Ltd. (screen printers) and Imaje (continuous inkjet marking systems). Other Dover Technologies companies manufacture printed circuit board soldering machines, and other specialty electronic components. In 2000, Dover Technologies completed one "stand alone" acquisition, OK International (specialized electronic assembly equipment), and four "add-on" acquisitions:
Prime Yield Systems and Vitech (ECT), Syfer Technology (Novacap) and Cinox (Quadrant).

         In general, Dover sells its products and services directly and through various distributors, sales and commission agents and manufacturers representatives, in all cases generally consistent with the custom of the industry and market being served. However, the larger Dover companies, and those companies selling more highly engineering products and services, or those companies supplying products and services to markets characterized by a few major customers, typically sell direct because of the specialized nature of the equipment and products being sold. For more information on these segments and their products, sales, markets served, earnings before tax and total assets for the five years ended December 31, 2000, see inside front cover and pages 6-21, 24 and 38-39 of the 2000 Annual Report, which are hereby incorporated by reference.

Discontinued Operation

         Dover Elevator, which was the Company's fifth business segment for all of 1998, was sold to Thyssen Industrie AG on January 5, 1999 for $1.1 billion plus the sharing of certain expenses arising out of the transaction.

         Dover Elevator's business, principally the installation and service of a product based on largely mature technology, was seen as fundamentally different from Dover's other businesses which focus on manufacturing a variety of products based on sophisticated and developing technology. Dover Elevator's business was conducted by service employees at thousands of construction sites and buildings around the country, while Dover's other businesses are conducted largely by manufacturing employees centered in factories. As a result, Dover found that its experience in managing its other businesses, while transferable among those businesses, was not equally applicable to the elevator business, which consequently required a disproportionate amount of management attention.

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

Raw Materials

         Dover's operating companies use a wide variety of raw materials, primarily metals and semi-processed or finished components, which are generally available from a number of sources. During 2000 temporary shortages and/or increased delivery times occurred more frequently, but did not result in any material business interruptions or major problems. To date, the cost of raw materials while trending upward, have not had a material impact on operating profits.

Research and Development

         Dover's operating companies are encouraged to develop new products as well as upgrade and improve existing products to satisfy customer needs, expand sales opportunities, improve product reliability and reduce production costs. During 2000, approximately $175.3 million was spent on research and development, compared with $139.3 million and $131.3 million in 1999 and 1998, respectively.

         For the Dover Technologies companies, efforts in these areas tend to be particularly significant because the rate of product development by their customers is often quite high. In general, Dover Technologies companies which provide electronic assembly equipment and services can anticipate that the performance "metrics" of such equipment are expected to improve significantly over time, with a concurrent expectation of lower operating costs and increasing efficiency. Likewise, Dover Technologies companies developing specialty electronic components for the datacom and telecom commercial markets anticipate a continuing rate of product performance improvement and reduced cost, such that product life cycles generally average less than five years with meaningful sales price reductions over that time period.

         Dover Industries, Dover Resources and Dover Diversified contain many businesses that are also involved in important product improvement initiatives. These businesses also concentrate on working closely with customers on specific applications, expanding product lines and market applications, and continuously improving manufacturing processes.


Intellectual Property

         Dover owns over 1,100 patents and is also licensed to use a number of patents covering a few of its product lines, primarily in the U.S. but also in certain important non-U.S. markets where it conducts business. Dover licenses some of its patents to other companies for which it collects royalties which are not significant. These patents have been obtained over a number of years and expire at various times and, the loss or expiration of any one patent or group of patents would not materially affect Dover or any of its segments. Where patents have expired, Dover believes that its commitment to leadership in continuous engineering improvements, manufacturing techniques, and other sales, service and marketing efforts are significant to maintaining its general market leadership position. From time to time Dover has had disputes regarding its alleged use of other patented technology. Dover expects to resolve any such matters without any material impact on its businesses.

         Dover also owns more than 1,000 registered trademarks and tradenames. Many of the Company's products are sold under various registered and unregistered trademarks and tradenames owned or licensed by the Company. Among the most significant are: A-C Compressor, Belvac, Blackmer, Crenlo,

De-Sta-Co, DEK, Dover, Duncan, Everett Charles, Groen, Heil, Hill Phoenix, Hydro Systems, Imaje, Marathon, Midland, Norris, OK International, OPW, PDQ, Quadrant, Rotary Lift, Sargent, Somero, SWEP, Tipper Tie, Tranter, Triton, Tulsa Winch, Universal, Waukesha, Wiseco and Wilden.

         Dover also owns over 100 copyrights, the majority of which relate to machine software.

         In connection with the sale of Dover Elevator, which closed on January 5, 1999, the Company transferred all the intellectual property used by Dover Elevator to the buyers, with the exception of the Dover name and logo and certain patents in the United States, Australia, Canada and Great Britain which were used by Dover Elevator and other Dover segments. The Company granted the buyers a 3 1/2 year royalty-free license to use the Dover name and logo on Dover Elevator products made in the ordinary course of business within the territories in which Dover Elevator operated as of the sale. The buyers were granted an exclusive, paid-up, irrevocable, worldwide license to use the 25 patents used by Dover Elevator and other Dover segments within the conduct of Dover Elevator's business after the sale, but only to the extent such business was conducted as of the sale.

Seasonality

         In general, Dover's operations are not seasonal. However, those companies serving the transportation, construction, waste hauling, petroleum, commercial refrigeration and food service markets tend to be strong during the second and third quarters. Companies serving the major equipment markets, such as power generation, chemical and processing industries, tend to have long lead times geared to seasonal commercial or consumer demands, which tend to delay or accelerate product ordering and delivery to coincide with those market trends.

Customers

         Dover's businesses serve thousands of customers, no one of which accounted for more than 10% of the Company's consolidated revenues in 2000. Within each of the four segments, no customer accounted for more than 10% of that segment's sales in 2000. However, Dover Technologies companies have experienced increasing concentration of customer demand with the respective top five customers in 2000 accounting for 39% of Universal Instrument's revenue, 25% of CBAT revenue and 20% of the segment revenue.

         In the Dover Technologies segment, the rapid growth in datacom/telecom infastructure market development, involving both equipment providers and software developers, such as Lucent, Motorola, Nortel, Cisco, Siemens, Phillips, and Qualcomm, has tended to concentrate the new product development and demand into a relatively few customers. At the same time, a number of these customers have "outsourced" a significant amount of their manufacturing capability to contract manufacturers ("CEM's") such as Jabil, Solectron, Celestica, and Flextronics, which firms are now the direct customers of Dover Technologies companies for a number of different OEM customers. This has tended to increase the concentration of manufacturing with CEM's and hence machine and specialty component demand is concentrated with a smaller number of "customers".

         In the other Dover segments, customer concentrations are quite varied. Companies supplying the automotive and commercial refrigeration industries tend to deal with a few large customers which are significant within those industries. This also tends to be true for companies supplying the power generation, aerospace and chemical industries as well. In the other markets served, there is usually much less concentration of customers, particularly where the companies provide a substantial number of products and services, applicable to a broad range of end use applications.

Backlog

         Backlog generally is not a significant factor in most of Dover's businesses, as most of Dover's products have relatively short delivery periods. It is more relevant to those businesses in the segments which produce larger and more sophisticated machines or have long-term government contracts, primarily A-C Compressor, Belvac, Heil Environmental, Heil Trailer, Mark Andy, Sargent Controls and Universal. In

2000, backlog did become somewhat significant, particularly for the specialty electronic component manufacturers, driven largely by significant increases in demand, which could not be satisfied by then existing productive capacity. During 2000, several of the Dover Technologies companies committed to significant plant expansion in response to this large demand, including Universal Instruments, some of the Quadrant companies, as well as Novacap, K & L and DT Magnetics.

         In the other segments, there were isolated cases of increasing backlog, and as appropriate, plant expansion was undertaken in 2000 to address those situations.

         Total Company backlog as of December 31, 2000 and 1999 was $1,059 million and $928 million, respectively. Based on the steps taken during 2000, the Company believes that this backlog may reasonably be filled during the fiscal year 2001.

Competition

         Dover's competitive environment is complex because of the wide diversity of products manufactured and markets served. In general, most Dover companies are market leaders which compete with only a few companies and the key competitive factors are customer service, product quality and innovation. In addition, since most of Dover's manufacturing operations are in the United States, Dover usually is a more significant competitor domestically than in foreign markets.

         In the Technologies segment, Dover competes globally against a few very large companies, primarily based in Japan or Europe. Its primary competitors are Japanese producers, including Fuji Machine, Panasonic and TDK and European manufacturers like Philips and Siemens.

         Within the other segments, competition is primarily domestic, although an increasing number of Dover subsidiaries see more international competitors and several serve markets which are predominantly international, particularly A-C Compressor, Alberta Oil Tool, Belvac, Central Research Labs, De-Sta-Co, Duncan, L & E, Norris, OPW Fueling Components, Ronningen-Petter, Tipper Tie-Technopak, Tranter, Triton, SWEP, Van Dam, Wilden and Wittemann.

         During 2000, due to the generally unfavorable currency situation, Dover's competitive situation became somewhat more difficult for two related reasons. First, export sales and opportunities were hampered by the high value of the dollar versus foreign currencies. Second, in select domestic markets, sales were adversely impacted by competitive foreign products. So long as the U.S. dollar continues generally strong compared to other foreign currencies, this trend is likely to continue.

International

         For foreign sales, export sales and an allocation of the assets of the Company's continuing operations, see Note 15 to the Consolidated Financial Statements on page 36 of the 2000 Annual Report, which is incorporated herein by reference.

         Although international operations are subject to certain risks, such as price and exchange rate fluctuations and foreign governmental restrictions, Dover intends to increase its expansion into foreign markets.

         The countries where most of Dover's foreign subsidiaries and affiliates are based are, France, Germany, Great Britain, The Netherlands, Sweden and Switzerland.

Environmental Matters

         Dover believes its operations generally are in substantial compliance with applicable regulations. In a few instances, particular plants and businesses have been the subject of administrative and legal proceedings with governmental agencies relating to the discharge or potential discharge of regulated substances. Where necessary, these matters have been addressed with specific consent orders to achieve compliance. Dover believes that continued compliance will not have any material impact on the Company's financial position going forward and will not require significant capital expenditures.

Employees

         The Company had about 29,500 employees as of December 31, 2000.

Item 2.  PROPERTIES

The number, type, location and size of the Company's properties as of December 31, 2000 are shown on the following charts, by segment.


               Number and Nature of Facilities    Square Footage (000's)           Locations               Leased Facilities
               -------------------------------    ----------------------    --------------------------  expiration dates (years)
                          Ware-       Sales/                                 North                      ------------------------
Segment         Mfg.      house       Service     Owned          Leased     American    Europe   Other    Minimum       Maximum
-------        -----      -----       -------     -----          ------     --------    ------   -----    -------       -------
Diversified      49         17           63       3,207           1,188        70          38       6         1            21
Industries       54         12           45       3,676           1,149        87          12       4         1            18
Resources        71         15           40       2,763             563        86          15       6         1            14
Technologies    108         17          140       1,679           1,568        83          68      69         1            18



         The facilities are generally well maintained and suitable for the operations conducted. While some capacity limitations arose during 2000 in the Technologies segment, with current expansion programs the productive capacity of the Company's plants is generally adequate for current needs.


Item 3.  LEGAL PROCEEDINGS

         Dover is party to a number of legal proceedings arising out of the normal course of its businesses. In general, most claims arose in connection with activities of its Elevator segment operations and certain of its other businesses, which make products used by the public. In connection with the sale of Dover Elevator, which closed on January 5, 1999, all liabilities of Dover Elevator were transferred to the buyer who has given the Company an appropriate indemnity.

         Dover is continuously involved with an examination by the Internal Revenue Service (the "IRS") of the Company's Federal income tax returns. The Company and the IRS have settled tax years through 1989, and during 2000, the IRS completed its examination of the Company's 1996 and 1997 Federal income tax returns. The Company expects to resolve open years (1990-1995) in the near future, all within the amounts paid and/or reserved for these liabilities. The IRS is currently examining the Company's 1998 and 1999 Federal income tax returns. Additionally, the Company routinely is involved in state and local income tax audits, and on occasion, foreign jurisdiction tax audits.

         Based on insurance availability, established reserves and periodic reviews of these matters, management is of the opinion that the ultimate resolution of current pending claims and known contingencies should not have a material adverse effect on the financial position, results of operations or cash flows of the Company and its subsidiaries, taken as a whole.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matter was submitted to the vote of the Company's security holders in the last quarter of 2000.


EXECUTIVE OFFICERS OF THE REGISTRANT

        All officers are elected annually at the first meeting of the Board of Directors following the annual meeting of stockholders and are subject to removal at any time by the Board of Directors. The executive officers of Dover as of February 28, 2001, and their positions with the Company (and, where relevant, prior business experience) for the past five years are as follows:

Name                                Age              Positions Held and Prior Business Experience
----                                ---              --------------------------------------------
Thomas L. Reece                     58               Director, Chairman of the Board (since May 1999),
                                                     President and Chief Executive Officer.

Lewis E. Burns                      62               Vice President and President of Dover Industries, Inc.

Charles R. Goulding                 50               Vice President, Taxation (since August 1998); prior
                                                     thereto Director of Taxation.

Rudolf J. Herrmann                  50               Vice President and President of Dover Resources, Inc.

Robert G. Kuhbach                   53               Vice President, General Counsel and Secretary.

George F. Meserole                  55               Vice President, Controller (since August 1998); prior
                                                     thereto Assistant Controller.

John E. Pomeroy                     59               Vice President and President of Dover Technologies
                                                     International, Inc.

David S. Smith                      43               Vice President, Finance and Chief Financial Officer
                                                     (since April 2000), prior thereto for more than five
                                                     years Vice President and Chief Financial Officer of
                                                     Crane Company, Inc. (industrial products).

Robert A. Tyre                      56               Vice President-Corporate Development.

Jerry W. Yochum                     62               Vice President and President of Dover Diversified, Inc.

                                     PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON STOCK
           AND RELATED STOCKHOLDER MATTERS

         The principal market in which the Company's Common Stock is traded is the New York Stock Exchange. Information on the high and low sales prices of such stock, and the frequency and the amount of dividends paid during the last two years is set forth on Page 42 of the 2000 Annual Report and incorporated herein by reference. The Company's Common Stock is also listed on the London Stock Exchange.

         The number of holders of record of the Company's Common Stock as of February 28, 2001, as shown by the records of the Company's transfer agent was approximately 15,138. This figure includes participants in the Company's 401(K) program.

         On December 15, 2000, pursuant to the 1996 Non-Employee Directors' Stock Compensation Plan, the Company issued 1,400 shares of its Common Stock to each of its six U.S. resident outside directors (after withholding 600 additional shares to satisfy tax obligations), and the Company issued 2,000 shares of its Common Stock to each of its two non-U.S. resident outside directors who are not subject to U.S. withholding tax, as compensation for serving as a director of the Company during 2000.

Item 6.  SELECTED FINANCIAL DATA

         The information for the years 1990 through 2000 is set forth in the table "11-Year Consolidated Summary of Selected Financial Data" in the 2000 Annual Report on pages 40 and 41 and is incorporated herein by reference.

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The information set forth in the 2000 Annual Report on pages 37-39 is incorporated herein by reference.

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

                FOREIGN EXCHANGE

         The Company conducts business in various foreign currencies, primarily in Canada, Europe, Japan and other Asian countries. Therefore, changes in the value of the currencies of these countries affect the Company's financial position and cash flows when translated into U.S. Dollars. As of December 31, 2000 the Company had not established a foreign-currency hedging program. The Company has mitigated and will continue to mitigate a portion of its currency exposure through operation of decentralized foreign operating companies in which all costs are local-currency based. A 10% change in the value of all foreign currencies would have an immaterial effect on the Company's financial position and cash flows.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The information set forth in the 2000 Annual Report on pages 24 through 36 is incorporated herein by reference.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not Applicable


                                    PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information with respect to the directors of the Company required to be included pursuant to this Item 10 is included under the caption "1. Election of Directors" in the 2001 Proxy Statement relating to the 2001 Annual Meeting of Stockholders filed with the Securities and Exchange Commission (the "Commission") pursuant to Rule 14a-6 under the Securities Exchange Act of 1934, as amended, and is incorporated in this Item 10 by reference. The information with respect to the executive officers of the Company required to be included pursuant to this Item 10 is included under the caption "Executive Officers of the Registrant" in Part I of this Annual Report on Form 10-K and is incorporated in this Item 10 by reference. The information with respect to Section 16(a) reporting compliance required to be included in this Item 10 is included under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the 2001 Proxy Statement and is incorporated in this Item 10 by reference.

Item 11.  EXECUTIVE COMPENSATION

         The information with respect to executive compensation required to be included pursuant to this Item 11 is included under the caption "Executive Compensation" in the 2001 Proxy Statement and is incorporated in this Item 11 by reference.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT

         The information regarding security ownership of certain beneficial owners and management that is required to be included pursuant to this Item 12 is included under the caption "Security Ownership" of certain beneficial owners and management in the 2001 Proxy Statement and is incorporated in this Item 12 by reference.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information with respect to any reportable transaction, business relationship or indebtedness between the Company and the beneficial owners of more than 5% of the Common Stock, the directors or nominees for director of the Company, the executive officers of the Company or the members of the immediate families of such individuals that is required to be included pursuant to this
Item 13 is included
under the caption "1. Election of Directors-Directors' Compensation" in the 2001 Proxy Statement and is incorporated in this Item 13 by reference. PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

        (a)     (1)      Financial Statements

                The following consolidated financial statements of Dover Corporation and its subsidiaries are set forth in the 2000 Annual Report, which financial statements are incorporated herein by reference:

                (A)     Report of Independent Accountants.

                (B) Consolidated balance sheets as of December 31, 2000 and 1999.

                (C) Consolidated statements of earnings, accumulated comprehensive earnings and retained earnings for the years ended December 31, 2000, 1999 and 1998.

                (D) Consolidated statements of cash flows for the years ended December 31, 2000, 1999 and 1998.

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

                (3)     See (c) below.

        (b)     Current Reports on Form 8-K:

                The Company filed with the Securities and Exchange Commission a report on Form 8-K, dated November 13, 2000, furnishing information under Item 9, regarding a Regulation FD Disclosure.

                The Company filed with the Securities and Exchange Commission a report on Form 8-K, dated December 1, 2000, furnishing information under Item 9, regarding a Regulation FD Disclosure.

                The Company filed with the Securities and Exchange Commission a report on Form 8-K, dated January 18, 2000, furnishing information under Item 9, regarding a Regulation FD Disclosure.

                The Company filed with the Securities and Exchange Commission a report on Form 8-K, dated January 22, 2000, under Item 5.

                The Company filed with the Securities and Exchange Commission a report on Form 8-K, dated February 7, 2000, under Items 5 and 7 regarding its registration statement on Form S-3.

                The Company filed with the Securities and Exchange Commission a report on Form 8-K, dated February 12, 2000, under Items 5 and 7 regarding the completion of its underwritten offering under its registration statement on Form S-3.

        (c)  Exhibits:

                (3)(i)   Restated Certificate of Incorporation, filed as Exhibit
                         3.1 to the Company's Quarterly Report on Form 10-Q for the Period Ended June 30, 1998, is incorporated by reference.

                (3)(ii) By-Laws of the Company filed as Exhibit 3.1 to Quarterly Report on Form 10-Q for Period Ended September 30, 2000, are incorporated by reference.

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

                (4.6)    Form of 6.50% Notes due February 15, 2011 ($400,000,000
                         aggregate principal amount), filed as exhibit 4.3 to the Company's current report on Form 8-K filed February 12, 2001, is incorporated by reference

                (4.7) Form of Indenture, dated as of February 8, 2001 between the Company and BankOne Trust Company, N.A., as trustee, relating to the 6.50% Notes due February 15, 2011 (including the form of the note), filed as Exhibit
                         4.1 to the Company's current report on Form 8-K filed February 12, 2001, relating to the Company's registration statement on Form S-3 (Reg. No. 333-47396) filed under the Securities Act of 1933, is incorporated by reference.

                (4.8) Form of officers' certificate, dated February 12, 2001, pursuant to Section 301 of the Indenture, filed as
                         Exhibit 4.2 to the Company's current report on Form 8-K filed February 12, 2001, is incorporated by reference.

                (4.9) The Company agrees to furnish to the Securities and Exchange Commission upon request, a copy of any instrument with respect to long-term debt under which the total amount of securities authorized does not exceed 10 percent of the total consolidated assets of the Company.

                (10.1) 1984 Incentive Stock Option and Cash Performance Program, filed as Exhibit 10(a) to Annual Report on Form 10-K for year ended December 31, 1984, is incorporated by reference.*

                (10.2) Employee Savings and Investment Plan, filed as Exhibit 99 to Registration Statement on Form S-8 filed under Securities Act of 1933 (Reg. No.33-01419), is incorporated by reference.*

                (10.3) 1995 Incentive Stock Option and 1995 Cash Performance Program, as amended, filed as Exhibit 10.3 to Annual Report on Form 10-K for the year-ended December 31, 1999, is incorporated by reference.*

                (10.4) 1996 Non-Employee Directors' Stock Compensation Plan, included as Exhibit A to the Proxy Statement, dated March 15, 1996 is incorporated by reference.*

                (10.5) Executive Officer Annual Incentive Plan, included as Exhibit A to the Proxy Statement, dated March 16, 1998, is incorporated by reference.*

                (10.6)   Form of Executive Severance Agreement, filed as Exhibit
                         10.6 to Annual Report on Form 10-K for year ended December 31, 1998, is incorporated by reference.*

                (10.7) 1995 Incentive Stock Option and Cash Performance Program, as amended.*

                (13) Incorporated portions of Dover's Annual Report to Stockholders for its fiscal year Ended December 31, 2000 as filed with the Commission by EDGAR on March 14, 2001; are incorporated by reference.

                (21)     Subsidiaries of Dover.

                (23.1)   Consent of Independent Accountants.

                (24)     Form of Power of Attorney.

                * Executive compensation plan or arrangement.

        (d) Not applicable.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              DOVER CORPORATION

                                              By:/s/Thomas L. Reece
                                                 -------------------------------
                                                  Thomas L. Reece
                                                  Chairman, President
                                                  and Chief Executive Officer

                                              Date: March 14, 2001

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

Signature                                        Title                                    Date
---------                                        -----                                    ----
/s/Thomas L. Reece
---------------------------
Thomas L. Reece                     Chairman, President and Chief
                                    Executive Officer and Director
                                    (Principal Executive Officer)                     March 14, 2001

/s/David S. Smith
---------------------------
David S. Smith                      Vice President, Finance and Chief Financial
                                    Officer (Principal Financial Officer)             March 14, 2001

/s/George F. Meserole
---------------------------
George F. Meserole                  Vice President and Controller                     March 14, 2001
                                    (Principal Accounting Officer)


---------------------------
David H. Benson                     Director*                                         March 14, 2001


---------------------------
Jean-Pierre M. Ergas                Director*                                         March 14, 2001


---------------------------
Roderick J. Fleming                 Director*                                         March 14, 2001


---------------------------
Kristiane C. Graham                 Director*


---------------------------
James L. Koley                      Director*                                         March 14, 2001


---------------------------
Richard K. Lochridge                Director*                                         March 14, 2001


---------------------------
Gary L. Roubos                      Director*                                         March 14, 2001


---------------------------
Michael B. Stubbs                   Director*                                         March 14, 2001


*  By: /s/Robert G, Kuhbach
       ---------------------------
         Robert G. Kuhbach
         Attorney-in-Fact

                                  EXHIBIT INDEX

(3)(i)     Restated Certificate of Incorporation, filed as Exhibit 3.1 to the
           Company's Quarterly Report on Form 10-Q for the Period Ended June 30,
           1998, is incorporated by reference.
(3)(ii)    By-Laws of the Company filed as Exhibit 3.1 to Quarterly Report on
           Form 10-Q for Period Ended June 30, 1998, are incorporated by reference.
(4.1)      Amended and Restated Rights Agreement, dated as of November 15, 1996, between Dover Corporation and Harris Trust Company of New York, filed as Exhibit 1 to Form 8-A/A dated November 15, 1996, is incorporated by reference.
(4.2)      Indenture, dated as of June 8, 1998 between Dover Corporation and The
           First National Bank Chicago, as Trustee, filed as Exhibit 4.1 to the
           Company's Current Report on Form 8-K filed June 12, 1998, is incorporated by reference.
(4.3)      Form of 6.25% Note due June 1, 2008 ($150,000,000 aggregate principal amount), filed as Exhibit 4.3 to the Company's Current Report on Form
           8-K filed June 12, 1998, is incorporated by reference.
(4.4)      Form of 6.65% Note due June 1, 2028 ($200,000,000 aggregate principal amount), filed as Exhibit 4.4 to the Company's Current Report on Form
           8-K filed June 12, 1998, is incorporated by reference.
(4.5)      Form of Indenture, dated as of November 14, 1995 between the Company and The First National Bank of Chicago, as Trustee, relating to the
           6.45% Notes due November 15, 2005 (including the form of the note), filed as Exhibit 4 to the Company's Registration Statement on Form
           S-3 (Reg. No. 33-63713) filed under the Securities Act of 1933, is incorporated by reference.
(4.6)      The Company agrees to furnish to the Securities and Exchange
           Commission, upon request, a copy of any instrument with respect to long-term debt under which the total amount of securities authorized does not exceed 10 percent of the total consolidated assets of the
           Company.
(4.7)      Form of Indenture, dated as of February 8, 2001 between the Company and BankOne Trust Company, N.A., as trustee, relating to the 6.50%
           Notes due February 15, 2011 (including the form of the note), filed as Exhibit 4.1 to the Company's current report on Form 8-K filed
           February 12, 2001, relating to the Company's registration statement on Form S-3 (Reg. No. 333-47396) filed under the Securities Act of
           1933, is incorporated by reference.
(4.8)      Form of officers' certificate, dated February 12, 2001, pursuant to
           Section 301 of the Indenture, filed as Exhibit 4.2 to the Company's current report on Form 8-K filed February 12, 2001, is incorporated by reference.
(4.9)      The Company agrees to furnish to the Securities and Exchange
           Commission upon request, a copy of any instrument with respect to long-term debt under which the total amount of securities authorized does not exceed 10 percent of the total consolidated assets of the
           Company.
(10.1)     1984 Incentive Stock Option and Cash Performance Program, filed as
           Exhibit 10(a) to Annual Report on Form 10-K for year ended December
           31, 1984, is incorporated by reference.*
(10.2)     Employee Savings and Investment Plan, filed as Exhibit 99 to
           Registration Statement on Form S-8 filed under Securities Act of 1933
           (Reg. No.33-01419), is incorporated by reference.*
(10.3)     1995 Incentive Stock Option and 1995 Cash Performance Program, as
           amended, filed as Exhibit 10.3 to Annual Report on Form 10-K for the year-ended December 31, 1999, is incorporated by reference.*
(10.4)     1996 Non-Employee Directors' Stock Compensation Plan, included as
           Exhibit A to the Proxy Statement, dated March 15, 1996 is
           incorporated by reference.*
(10.5)     Executive Officer Annual Incentive Plan, included as Exhibit A to the
           Proxy Statement, dated March 16, 1998, is incorporated by reference.*
(10.6)     Form of Executive Severance Agreement, filed as Exhibit 10.6 to
           Annual Report on Form 10-K for year ended December 31, 1998, is incorporated by reference.*
(10.7)     1995 Incentive Stock Option and Cash Performance Program, as amended.*
(13)       Incorporated portions of Dover's Annual Report to Stockholders for its fiscal year Ended December 31, 2000 as filed with the Commission by EDGAR on March 14, 2001; are incorporated by reference.

(21)       Subsidiaries of Dover.
(23.1)     Consent of Independent Accountants.
(24)       Form of Power of Attorney.

* Executive compensation plan or arrangement.

                                   Schedule II

DOVER CORPORATION AND SUBSIDIARIES
Valuation and Qualifying Accounts

Years Ended December 31, 2000, 1999, 1998

                                                               Additions
                                           Balance at          Charged to                       Balance at
                                          Beginning of          Cost and         Deductions      Close of
                                               Year              Expense            (1)           Year
                                          ------------         ----------        ----------     ----------
                                                                     (000's omitted)
Year Ended December 31, 2000
     Allowance for Doubtful Accounts        $23,375              $8,045            $5,311         $26,109

Year Ended December 31, 1999
     Allowance for Doubtful Accounts        $20,955              $6,803            $4,383         $23,375

Year Ended December 31, 1998
     Allowance for Doubtful Accounts        $19,468              $6,542            $5,055         $20,955


Notes:
(1) Represents uncollectible accounts written off and reduction of prior years' over-provision less recoveries of accounts previously written off, net of $3,684, $2,377 and $540 related to acquisitions and divestitures in 2000, 1999 and 1998, respectively.

                                                               Charged,
                                           Balance at        (Credited) to      Acquired by     Balance at
                                          Beginning of         Cost and          Merger or       Close of
                                               Year             Expense          Disposition       Year
                                          ------------         ----------       ------------    ----------
                                                                     (000's omitted)
Year Ended December 31, 2000
     Lifo Reserve                           $ 39,581              $(394)          $(3,320)        $35,867

Year Ended December 31, 1999
     Lifo Reserve                           $40,440               $(859)           $   --         $39,581

Year Ended December 31, 1998
     Lifo Reserve                           $40,629               $(189)           $   --         $40,440


                      REPORT OF INDEPENDENT ACCOUNTANTS ON

                          FINANCIAL STATEMENT SCHEDULE




To the Board of Directors and Shareholders of Dover Corporation:

Our audits of the consolidated financial statements referred to in our report dated February 2, 2001 appearing in the 2000 Annual Report to Shareholders of Dover Corporation (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all materials respects, the information set forth therein when read in conjunction with the related consolidated financial statements.




                                                     PricewaterhouseCoopers  LLP


New York, New York
February 2, 2001