Form 10-Q
period 2001-03-31
DOVER CORP
filed 2001-04-17
CIK 29905

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q



               Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934



For three months ended March 31, 2001                Commission File No. 1-4018



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

The number of shares outstanding of the Registrant's common stock as of the close of the period covered by this report was 203,263,348.



                                    1 of 15

Part I. FINANCIAL INFORMATION

ITEM 1.              FINANCIAL STATEMENTS


                       DOVER CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENT OF EARNINGS
                          THREE MONTHS ENDED MARCH 31,
                                  (000 OMITTED)

                                                             UNAUDITED
                                                       2001             2000
                                                   -----------      -----------
 Net sales                                         $ 1,247,564      $ 1,251,283
 Cost of sales                                         823,764          794,144
                                                   -----------      -----------
     Gross profit                                      423,800          457,139
 Selling & administrative expenses                     292,912          264,079
                                                   -----------      -----------
     Operating profit                                  130,888          193,060
                                                   -----------      -----------
 Other deductions (income):
   Interest expense                                     26,410           17,765
   Interest income                                      (7,133)          (2,336)
   Foreign exchange                                       (404)             814
   Loss (gain) on dispositions                              --            1,400
   All other, net                                       (2,349)          (3,576)
                                                   -----------      -----------
        Total                                           16,524           14,067
                                                   -----------      -----------
 Earnings before taxes on income                       114,364          178,993
      Federal & other taxes on income                   35,278           61,674
                                                   -----------      -----------
 Net earnings                                      $    79,086      $   117,319
                                                   ===========      ===========

 Weighted average number of common shares
        outstanding during the period:
      - Basic                                          203,222          202,797
                                                   ===========      ===========
      - Diluted                                        204,468          204,440
                                                   ===========      ===========

 Net earnings per common share:
      - Basic                                      $      0.39      $      0.58
                                                   ===========      ===========
      - Diluted                                    $      0.39      $      0.57
                                                   ===========      ===========

 See Notes to Consolidated Financial Statements.




                                    2 of 15

                       DOVER CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF COMPREHENSIVE EARNINGS
                          THREE MONTHS ENDED MARCH 31,
                                  (000 OMITTED)

                                                                            UNAUDITED
                                                                         2001        2000
                                                                     --------    --------

 Net earnings                                                        $ 79,086    $117,319
                                                                     --------    --------
 Other comprehensive earnings, net of tax:
      Foreign currency translation adjustments
      Unrealized gains (losses) on securities (tax -$1,237 in 2001    (35,774)      1,901
                                                                       (2,297)         --
                and $0 in 2000)                                      --------    --------

 Other comprehensive earnings                                         (38,071)      1,901
                                                                     --------    --------
 Comprehensive earnings                                              $ 41,015    $119,220
                                                                     ========    ========



                       DOVER CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED STATEMENT OF RETAINED EARNINGS
                          THREE MONTHS ENDED MARCH 31,
                                  (000 OMITTED)

                                                UNAUDITED
                                            2001         2000
                                         ----------   ----------
 Retained earnings at January 1          $3,252,319   $2,830,175
 Net earnings                                79,086      117,319
                                         ----------   ----------
                                          3,331,405    2,947,494
 Deduct:
    Common stock cash dividends
    $ 0.125 per share ($0.115 in 2000)       25,413       23,339
                                         ----------   ----------
 Retained earnings at end of period      $3,305,992   $2,924,155
                                         ==========   ==========




See Notes to Consolidated Financial Statements.





                                    3 of 15

                       DOVER CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                  (000 OMITTED)

                                                          UNAUDITED
                                                        March 31, 2001         December 31, 2000
                                                        --------------         -----------------
 Assets:
 -------
 Current assets:
  Cash & cash equivalents                               $   169,768            $   181,399
  Marketable securities                                       1,812                  5,341
  Receivables, net of allowance for doubtful accounts       864,052                903,177
  Inventories                                               794,056                783,200
  Prepaid expenses                                          109,988                101,732
                                                        -----------            -----------
     Total current assets                                 1,939,676              1,974,849
                                                        -----------            -----------
 Property, plant & equipment (at cost)                    1,744,693              1,683,491
 Accumulated depreciation                                  (957,235)              (927,943)
                                                        -----------            -----------
   Net property, plant & equipment                          787,458                755,548
                                                        -----------            -----------
 Goodwill, net of amortization                            1,915,823              1,896,715
 Other intangible assets, net of amortization               182,322                181,924
 Deferred charges & other assets                             93,849                 83,080
                                                        -----------            -----------
                                                        $ 4,919,128            $ 4,892,116
                                                        ===========            ===========

 Liabilities:
 ------------
 Current liabilities:
  Notes payable                                         $   502,477            $   839,880
  Current maturities of long-term debt                        2,471                  2,657
  Accounts payable                                          252,100                277,910
  Accrued compensation & employee benefits                  143,550                178,280
  Accrued insurance                                          49,974                 45,855
  Other accrued expenses                                    220,082                209,247
  Income taxes                                               72,973                 50,811
                                                        -----------            -----------
     Total current liabilities                            1,243,627              1,604,640
                                                        -----------            -----------
 Long-term debt                                           1,033,292                631,846
 Deferred taxes                                              64,336                 67,381
 Other deferrals (principally compensation)                 120,023                146,674

 Stockholders' equity:
 ---------------------
 Preferred stock                                                 --                     --
 Common stock                                               237,106                236,944
 Additional paid-in surplus                                  52,130                 48,552

 Cumulative translation adjustments                        (148,485)              (112,711)
 Unrealized holding gains (losses)                              835                  3,132
                                                        -----------            -----------
 Accumulated other comprehensive earnings                  (147,650)              (109,579)
                                                        -----------            -----------
 Retained earnings                                        3,305,992              3,252,319
                                                        -----------            -----------
   Subtotal                                               3,447,578              3,428,236
 Less: treasury stock                                       989,728                986,661
                                                        -----------            -----------
                                                          2,457,850              2,441,575
                                                        -----------            -----------
                                                        $ 4,919,128            $ 4,892,116
                                                        ===========            ===========


 See Notes to Consolidated Financial Statements




                                    4 of 15

                       DOVER CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                          THREE MONTHS ENDED MARCH 31,
                                  (000 OMITTED)


                                                                        UNAUDITED
                                                                           2001             2000
                                                                        ---------        ---------
Cash flows from operating activities:
Net earnings                                                            $  79,086        $ 117,319
                                                                        ---------        ---------
Adjustments to reconcile net earnings to net cash
  from operating activities:
  Depreciation                                                             35,768           31,963
  Amortization of goodwill                                                 13,371           11,490
  Amortization  - other                                                     4,051            4,558
  Net increase (decrease) in deferred taxes                                (3,901)           5,997
  Net increase (decrease) in LIFO reserves                                   (191)             661
  Increase (decrease) in deferred compensation                            (26,736)           1,821
  Loss on sale of business                                                     --            1,400
  Other, net                                                                3,008           (3,939)
  Changes in assets & liabilities (excluding acquisitions):
    Decrease (increase) in accounts receivable                             33,463          (78,959)
    Decrease (increase) in inventories, excluding LIFO reserve            (10,035)         (52,020)
    Decrease (increase) in prepaid expenses                                (9,785)          (8,780)
    Increase (decrease) in accounts payable                               (23,619)           6,209
    Increase (decrease) in accrued expenses                               (14,204)         (36,464)
    Increase (decrease) in federal & other taxes on income                 15,826           14,891
                                                                        ---------        ---------
  Total adjustments                                                        17,016         (101,172)
                                                                        ---------        ---------
Net cash from operating activities of continuing operations                96,102           16,147
                                                                        ---------        ---------

Cash flows from (used in) investing activities:
  Additions to property, plant & equipment                                (62,518)         (35,231)
  Acquisitions, net of cash & cash equivalents                            (82,361)        (154,080)
  Proceeds from sale of business                                               --           14,923
                                                                        ---------        ---------
Net cash from (used in) investing activities of continuing operations    (144,879)        (174,388)
                                                                        ---------        ---------

Cash flows from (used in) financing activities:
  Increase (decrease) in notes payable                                   (337,410)         456,975
  Increase (decrease) in long-term debt                                   400,769           12,728
  Purchase of treasury stock                                               (3,067)          (3,307)
  Proceeds from exercise of stock options                                   2,266            5,449
  Cash dividends to stockholders                                          (25,412)         (23,339)
                                                                        ---------        ---------
Net cash from (used in) financing activities of continuing operations      37,146          448,506
                                                                        ---------        ---------

                                                                        ---------        ---------
Discontinued operations - tax payments                                         --         (307,428)
                                                                        ---------        ---------

Net increase (decrease) in cash & cash equivalents                        (11,631)         (17,163)
Cash & cash equivalents at beginning of period                            181,399          138,038
                                                                        ---------        ---------
Cash & cash equivalents at end of period                                $ 169,768        $ 120,875
                                                                        =========        =========

See Notes to Consolidated Financial Statements.





                                    5 of 15

                                DOVER CORPORATION CONSOLIDATED
                                     MARKET SEGMENT RESULTS
                                              (unaudited)

                                                    First quarter ended March 31,
                                                                                      Percent
                      SALES                              2001               2000       Change
                      -----                       ---------------    ---------------   ------

Dover Technologies                                $   434,430,000    $   466,366,000     -7%
Dover Industries                                      299,707,000        299,041,000
Dover Diversified                                     276,132,000        269,538,000      2%
Dover Resources                                       238,724,000        218,156,000      9%

                                                  ---------------    ---------------
   Total (after intramarket eliminations)         $ 1,247,564,000    $ 1,251,283,000
                                                  ===============    ===============

                        EARNINGS

Dover Technologies                                $    48,226,000    $    84,795,000    -43%
Dover Industries                                       37,994,000         50,415,000    -25%
Dover Diversified                                      20,518,000         33,465,000    -39%
Dover Resources                                        31,718,000         33,541,000     -5%

                                                  ---------------    ---------------
   Subtotal (after intramarket eliminations)          138,456,000        202,216,000    -32%

Loss  on disposition                                           --         (1,400,000)
Corporate expense                                      (4,558,000)        (6,241,000)   -27%
Net interest expense                                  (19,534,000)       (15,582,000)    25%
                                                  ---------------    ---------------
Earnings before taxes on income                       114,364,000        178,993,000    -36%
Taxes on income                                        35,278,000         61,674,000    -43%
                                                  ---------------    ---------------
Net earnings                                      $    79,086,000    $   117,319,000    -33%
                                                  ===============    ===============

Net earnings per diluted common share:            $          0.39    $          0.57    -32%
                                                  ===============    ===============

Average number of diluted shares outstanding          204,468,000        204,440,000

Impact of acquisition write-offs on diluted EPS:
  Diluted EPS                                     $          0.39    $          0.57    -32%
    Goodwill write-offs (net of tax)                         0.05               0.05
                                                  ---------------    ---------------
  EPS before goodwill                                        0.44               0.62    -29%
    Other acquistion write-offs (net of tax)                 0.04               0.04
                                                  ---------------    ---------------
  EPS before all acquisition write-offs           $          0.48    $          0.66    -27%
                                                  ===============    ===============


                       DOVER CORPORATION AND SUBSIDIARIES
                       MARKET SEGMENT IDENTIFIABLE ASSETS
                                  (000 OMITTED)

                                            UNAUDITED
                                             March 31,         December 31,
                                               2001                2000
                                          ----------------------------------
         Dover Technologies                 $1,485,377          $1,537,268
         Dover Industries                    1,107,634           1,088,540
         Dover Diversified                   1,196,084           1,211,151
         Dover Resources                       951,770             928,841
         Corporate                             178,263             126,316
                                          ----------------------------------
         Consolidated Total                 $4,919,128          $4,892,116
                                          ==================================





See Notes to Consolidated Financial Statements.



                                    6 of 15

                                DOVER CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2001


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


NOTE B - Inventory



 Inventories, by components, are summarized as follows :


                                            (000 omitted)
                                      ----------------------------
                                      UNAUDITED
                                       March 31,     December 31,
                                         2001            2000
                                      ----------     -------------

 Raw materials                         $315,298       $311,211
 Work in progress                       220,543        217,678
 Finished goods                         293,891        290,178
                                       --------       --------
 Total                                  829,732        819,067
 Less LIFO reserve                       35,676         35,867
                                       --------       --------
 Net amount per balance sheet          $794,056       $783,200
                                       ========       ========


NOTE C - Accumulated other Comprehensive Earnings

 Accumulated other comprehensive earnings, by components are summarized as follows:

                                          UNAUDITED (000 omitted)
                         ---------------------------------------------------------------
                          Accumulated
                             Other                                  Unrealized
                         Comprehensive        Cumulative              Holding
                            Earnings          Translation              Gains
                            (losses)          Adjustments            (losses)
                         --------------    -----------------     -----------------
 Beginning balance         $(109,579)          $(112,711)            $ 3,132
 Current-period change       (38,071)            (35,774)             (2,297)
                           ---------           ---------             -------
 Ending balance            $(147,650)          $(148,485)            $   835
                           =========           =========             =======







                                    7 of 15

NOTE D - Additional Information

        For a more adequate understanding of the Company's financial position, operating results, business properties and other matters, reference is made to the Company's Annual Report on Form 10-K which was filed with the Securities and Exchange Commission on March 13, 2001.

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

        In accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities", marketable securities are classified as available-for-sale and are recorded at current market value. Net unrealized gains and losses on marketable securities available for sale are credited or charged to Other Comprehensive Earnings.

        At March 31, 2001 the fair value, cost basis and gross unrealized gains on available-for-sales securities are approximately $1.9 million, $0.6 million and $1.3 million, respectively.

        In June 2000, the FASB issued statement of Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities -- an Amendments of FASB Statement No. 133", effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. The Company has adopted the statement and does not expect it to have an impact on the consolidated results of operations or financial position and related disclosure requirements.



Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS

(1)     MATERIAL CHANGES IN CONSOLIDATED FINANCIAL CONDITION:

        The Company's liquidity decreased during the first three months of 2001 as compared to the position at December 31, 2000. The amounts invested in acquisitions ($83 million) is the principal reason for the decrease in liquidity.

        Working capital increased from $370.2 million at the end of last year to $696.0 million at March 31, 2001. Capital expenditures were $62.5 million for the three months compared to $35.2 million last year. The working capital increase and capital expenditures were funded by internal cash flow.

        At March 31, 2001, net debt (defined as long-term debt plus current maturities on long-term debt plus notes payable less cash and equivalents and marketable securities) of $1,366.7 million represented 35.7% of total capital. This compares with 34.5% at December 31, 2000. The Company continues to be rated A-1 by Standard & Poors and P-1 by Moody's. The Company believes its significant free cash flow will enable it to fund internal growth and, together with modest debt utilization, fund its acquisition program. The Company also believes it will continue to maintain a solid credit profile. The Company filed a shelf registration for the possible issuance of up to $1 billion in senior debt securities on October 5th, 2000. The Company believes this will provide flexibility to issue public debt rapidly depending on market conditions or financing needs. On February 12, 2001 the Company completed its underwritten offering of $400.0 million, 6.50% notes due February 15, 2011. The proceeds were used to reduce short-term debt.



                                    8 of 15

The Company completed five add-on acquisitions during the quarter at a combined cost of $83 million.

                       ACQUISITIONS - FIRST QUARTER 2001

  DATE   TYPE           ACQUIRED COMPANIES            LOCATION (Near)                          SEGMENT - Operating Co.
--------------------------------------------------------------------------------------------------------------------------
                                                                                                        DE-STA-CO
01-JAN   ASSET   CPI PRODUCTS                             PLYMOUTH, MI                           DRI    INDUSTRIES
Manufactures a broad array of end-of-arm, transfer press, and assembly tooling products.

                                                                                                        HEIL
04-JAN   STOCK  BAYNE MACHINE WORKS, INC.                GREENVILLE, SC                          DII    ENVIRONMENTAL
Manufactures hydraulic lift systems utilized in the waste industry.

31-JAN   STOCK  ADHOC LOGICIEL                           HAUTMONT, FRANCE                        DTI    IMAJE
Develops software systems for traceability, identification and product flow management.

28-FEB   STOCK  SCHREIBER ENGINEERING                    CERRITOS, CA                            DII    DOVATECH
Manufactures small and medium-sized chillers.

31-MAR   STOCK  COMCO                                    CINCINNATI, OH                          DDI    MARK ANDY
Manufactures narrow and mid-web flexographic printing presses.


           The profit impact in 2001, of these acquisitions, will be small due to acquisition write-offs, and imputed financing costs. Acquisitions completed in the last twelve months (April 1, 2000 - March 31, 2001) added $68.8 million in sales and $8.9 million in operational profit in the first quarter.


(2)        MATERIAL CHANGES IN RESULTS OF OPERATIONS:

           The Company earned $.39 per diluted share in the first quarter ended March 31, 2001. This was a decrease of 32% from the $.57 per diluted share earned in the comparable quarter last year. Sales in the first quarter were $1.25 billion, equal to last year, and segment earnings for the quarter were $138.5 million, down 32% from $202.2 million last year. Net income from continuing operations for the first quarter was $79.1 million, down 33% from $117.3 million last year.

           All four segments showed earnings declines compared to the same period last year. Dover Technologies' income decreased 43%, on a 7% sales decline. Dover Industries and Dover Diversified's earnings declined by 25% and 39% respectively, on essentially flat sales, and Dover Resources' earnings declined 5% on a 9% sales increase.

           The margin decline at many operating companies reflects the lower levels of demand in their served markets, and expenses incurred to reduce costs in response to this environment. These factors will also impact the second quarter.

           The Company also reports its pretax earnings on an EBITACQ basis (Earnings before Interest, Taxes, and non-cash charges arising from purchase accounting for Acquisitions). First quarter EBITACQ of $160 million was 27% lower than the prior year's first quarter.

           The first quarter tax rate was 30.8%, down 1.7 points from a comparable full year 2000 rate of 32.5%, the Company does not reduce research and development spending when earnings decline, keeping related tax credits high, and export tax credits lag sales declines slightly. As a result, the tax rate declines when earnings are lower. Interest expense was lower than the fourth quarter due to lower interest rates and the favorable impact on interest income from a tax refund recognized in the first quarter.




                                    9 of 15

DOVER TECHNOLOGIES:

           First quarter sales decreased 7% to $434.4 million, and earnings decreased 43% to $48.2 million compared to the same period last year, due to the broad-based contraction in the electronics industry. Technologies' disproportionate decline in earnings was due to the higher level of fixed costs added to respond as this market grew rapidly from second half of 1999 through most of 2000, and difficulty in adjusting variable costs in the rapidly declining market since late in 2000. Technologies continues to incur high levels of expenses for new product and market development. Acquisitions completed in the last year added approximately $31 million to sales in the quarter, with no material impact on segment earnings after acquisition write-offs.

           In Technologies' Circuit Board Assembly and Test (CBAT) business, first quarter sales decreased 27% to $228.4 million, and earnings decreased 75% to $15.6 million. Bookings, at $187.6 million, were down 47% from the same period last year. The book-to-bill ratio was .82. All CBAT companies owned for a full year had lower results and demand for new CBAT machines is low in all customer segments. Recently acquired OK International consumables and workbench handtools for circuit board manufacturers are less impacted by the capital goods cycle in this industry. Long-term growth attributes of the CBAT business remain strong, and therefore new product and market development activities are being emphasized. However, because of these expenses and lower backlog, second quarter sales and earnings will be lower than the first quarter.

           Technologies' Specialty Electronic Components (SEC) sales increased 57% from the same period last year to $162.4 million and earnings increased 85% to $32.6 million. Bookings in the first quarter of $91.5 million were down 42% from last year. The book-to-bill ratio was .56. The SEC companies entered the year with high backlogs, which allowed sales and earnings to remain at roughly the same level as last year's fourth quarter. However, the first quarter's low bookings, exacerbated by $40 million of order cancellations, means that sales and earnings will decline in the second quarter. SEC sales are concentrated in higher value applications. These are found disproportionately in the datacom/telecom/networking markets which have been particularly hard hit, a factor somewhat mitigated by the SEC's focus on 'high-end' components that tend to be included in its customers' new product introductions.

DOVER INDUSTRIES:

           First quarter sales were flat at $299.7 million and segment income decreased 25% to $38.0 million compared to the same period last year. Sales and earnings were both lower than the fourth quarter of 2000. Segment bookings were up 9% to $319.7 million and the book-to-bill ratio was 1.07. Acquisitions completed in the last year added approximately $15 million to sales in the quarter, with almost no impact on segment earnings after acquisition write-offs.

           Most of Industries' companies had lower earnings. This was most notable at Heil Environmental, where the earnings decline was caused by delayed chassis deliveries to Heil and customer delayed deliveries on major contracts. Though backlogs in this business have improved recently, the impact of capital constraints on the major waste haulage customers' spending makes a recovery to last year's record results unlikely. Heil Trailer's earnings comparisons continue to suffer despite continued cost reduction in a market for dry bulk trailers that has declined for more than a year. Tipper Tie has been adversely impacted by the effect of "Mad-Cow" and hoof-and-mouth disease scares on meat consumption, particularly in Europe. The markets served by both the automotive service companies (Rotary Lift and Chief) and the food service equipment companies (Groen and Randell) have also been weak.

           Somero, a 1999 acquisition and Industries' smallest company, experienced a dramatic earnings improvement from a very depressed prior year, the result of both market conditions and management's new marketing strategies for used equipment. Both PDQ and Texas Hydraulics had modest earnings improvements on higher sales as a result of product and market initiatives to combat difficult markets.



                                    10 of 15

DOVER DIVERSIFIED:

           First quarter sales increased 2% from the prior year to $276.1 million, and segment income decreased 39% to $20.5 million compared to the same period last year. Sales and earnings were both lower than the fourth quarter of 2000. Segment bookings in the quarter were down 8% to $287.5 million and the book-to-bill ratio was 1.04. Acquisitions completed in the last year added approximately $8 million to sales in the quarter, with almost no impact on segment earnings after acquisition write-offs.

           The primary reason for the decline in earnings at Diversified was the recognition in late March of $9.4 million of losses at Crenlo, primarily related to write-off of overstated costs in inventory, exacerbated by a decline in the market for its electronics enclosure products. A surprisingly weak market negatively impacted earnings at Mark Andy, and despite a favorable outlook in the repair and overhaul markets, A/C Compressors' sales and earnings were lower, compared to a very strong first quarter last year. Tranter was hurt, to a lesser degree, by weak demand and fierce competition in its radiator market.

           Hill Phoenix's sales and earnings both showed double digit increases from the prior year, and while the full year is still anticipated to show favorable comparisons, much of this improvement is expected in the second half.

           Sargent, Performance Motorsports, Waukesha, and SWF all had earnings improvements in generally more favorable market environments, with SWF further helped by the effective integration of its recent acquisitions.

DOVER RESOURCES:

           First quarter sales increased 9% to $238.7 million and segment earnings decreased 5% to $31.7 million compared to the same period last year. Sales and earnings were both higher than the fourth quarter, with earnings up 30%. Segment bookings in the quarter were up 11% to $255.1 million and the book-to-bill ratio was 1.07. Acquisitions completed in the last year added approximately $15 million to sales in the quarter, with almost no impact on segment earnings after acquisition write-offs.

           Those Resources companies serving the energy production markets (Petroleum Equipment Group, Quartzdyne, and C. Lee Cook), together increased earnings by 40%, the result of a strong market and good operating leverage. Tulsa Winch, the result of multiple acquisitions in the winch industry, continued to perform extremely well. This was more than offset by very weak transportation markets served by OPW Fluid Transfer Group and Blackmer, and the impact of the automotive market slowdown on De-Sta-Co Manufacturing.


OUTLOOK:

The first quarter was disappointing after the strong growth experienced in 1999 and 2000, but our operating company presidents are taking the right actions to manage their businesses in these challenging economic times, and are also making appropriate investments to grow their market shares. We are confident that this will have a positive impact on results when we get back into a growth mode. Meanwhile results should improve quarter over quarter in the second half but will not compare favorably with 2000 results.

Special Notes Regarding Forward Looking Statements

This Quarterly Report on Form 10-Q, the Annual Report on Form 10-K and the documents that are incorporated by reference, particularly sections of any report under the headings "Outlook" or "Management's Discussion and Analysis", contain forward-looking statements within the meaning of the Securities Act of 1933, as amended, and the Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. Such statements relate to, among other things, industries in which the Company operates, the U.S. and global economies, earnings, cash flow and operating improvements and may be indicated by words or phrases such as "anticipates", "supports", "plans", "projects", "expects", "should", "hope", "forecast", "Dover believes", "management is of the opinion" and similar words or phrases. Such statements may also be made by management orally. Forward-looking statements are subject to inherent uncertainties and risks, including among others: increasing price and product/service competition by foreign and domestic competitors, including new entrants; technological



                                    11 of 15
developments and changes; the ability to continue to introduce competitive new products and services on a timely, cost effective basis; the mix of products/services; the achievement of lower costs and expenses; domestic and foreign governmental and public policy changes including environmental regulations; protection and validity of patent and other intellectual property rights; the continued success of the Company's acquisition program; the cyclical nature of the Company's business; and the outcome of pending and future litigation and governmental proceedings. In addition, such statements could be affected by general industry and market conditions and growth rates, and general domestic and international economic conditions including interest rate and currency exchange rate fluctuations. In light of these risks and uncertainties, actual events and results may vary significantly from those included in or contemplated or implied by such statements. Readers are cautioned not to place undue reliance on such forward-looking statements. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.


The Company may, from time to time, post additional or supplemental financial or other information on its internet website, http://www.dovercorporation.com. Such information will supplement regular quarterly public filings and will be found in the "What's New" section of the website's home page. It will be accessible from the home page for approximately one month after release, after which time it will be archived on the website for a period of time. The Internet address in this release is for informational purposes only and is not intended for use as a hyperlink.

                                    12 of 15

PART II OTHER INFORMATION

Item 5. Other Information

The Company included these tables in its first quarter press release. See also 2000 Annual Report pages 23 and 40.

                                DOVER CORPORATION
                               OPERATIONAL INCOME
                            (IN MILLIONS) (UNAUDITED)

                                        2001 - Three Months      2000 - Three Months           2000 - Full Year
                                    --------------------------  -------------------------  ------------------------
                                     SALES    INCOME     %      SALES    INCOME     %      SALES    INCOME        %
                                     -----    ------     -      -----    ------     -      -----    ------        -
  Circuit board assembly / test      $  228   $   16        7   $  315   $   61       19   $1,369   $  265       19
  Electronic components                 162       33       20      103       18       17      531      104       20
  Marking                                44        9       20       48       14       29      200       60       30
                                    --------------------------  -------------------------  ------------------------
Dover Technologies                      434       58       13      466       93       20    2,100      429       20
Dover Industries                        300       45       15      299       56       19    1,246      224       18
Dover Diversified                       276       25        9      270       41       15    1,176      194       17
Dover Resources                         239       39       16      218       42       19      887      149       17
                                    --------------------------  -------------------------  ------------------------
Operational subtotal (after elim.)   $1,248      167       13   $1,251      232       19   $5,401      996       18
                                    --------------------------  -------------------------  ------------------------

Corporates and other                              (7)                       (14)                       (49)
                                                 ---                        ---                        ---
EBITACQ                                          160                        218                        947
                                                 ===                        ===                        ===

"Operational Income" - differs from segment operating profits because it excludes all non-cash write-offs relating to acquisitions, the expenses of each segment's corporate group, and foreign exchange gains or losses.

"EBITACQ" - earnings before taxes, interest, acquisition write-offs and non-recurring gains.


                       Dover Corporation and Subsidiaries
   Analysis of Cash Flow: Depreciation, Amortization & Acquisition write-offs, with tax effects
                            (unaudited) (in millions)

                                     2001 - Three Months                 2000 - Three Months                2000 - Full Year
                              ---------------------------------     -----------------------------    -----------------------------
                                       Tax Deductible                      Tax Deductible                    Tax Deductible
                                       --------------                      --------------                    --------------
                                Total      Yes     No     Tax        Total   Yes     No     Tax       Total    Yes     No     Tax

 EBIT                         $  134                     $  42      $  196                 $  68      $   851               $ 267

 Acquisition related:
  Goodwill amortization           13        7        6       2          11     6      5        2           49   24     25       9

  Other Amortization               4                                     5                                 15
  Depreciation                     4                                     4                                 18
  Inventory write-offs             5                                     2                                 14
                              ---------------------------------     -----------------------------    -----------------------------
 Subtotal other write-offs        13       11        2       5          11     7      4        3           47   38      9      13

 Total acquisition write-offs     26       18        8       7          22    13      9        5           96   62     34      22
                              ---------------------------------     -----------------------------    -----------------------------
 EBITACQ                         160                      $ 49         218                 $  73          947               $ 289
                                                         ------                           -------                          -------
  Other depreciation              32                                    28                                118
  Other amortization               -                                     -                                  3
                              -------                                ------                           --------
 EBITDAI                         192                                   246                              1,068
                              =======                                ======                           ========
  Inventory write-offs            (5)                                   (2)                               (14)
                              -------                                ------                           --------
 EBITDA                       $  187                                 $ 244                            $ 1,054
                              =======                                ======                           ========


"EBIT" - represents earnings before interest and taxes.

"EBITACQ" - represents earnings before interest, taxes and acquisition write-offs.

"EBITDAI" - represents earnings before interest, taxes, depreciation, amortization and inventory write-offs.

"EBITDA" - represents earnings before interest, taxes, depreciation and amortization.

EBIT, EBITACQ, EBITDAI and EBITDA - all exclude gains (losses) on sale of businesses and equity investment.





                                    13 of 15

Item 6.    Exhibits and Reports on Form 8-K

(a)        Exhibits for this quarter.

(b) The Company filed with the Securities and Exchange Commission a report on Form 8-K, dated January 18, 2001, furnishing information under Item 9, regarding a Regulation FD Disclosure.

           The Company filed with the Securities and Exchange Commission a report on Form 8-K, dated January 23, 2001, under Item 5.

           The Company filed with the Securities and Exchange Commission a report on Form 8-K, dated February 7, 2001, under Item 5.

           The Company filed with the Securities and Exchange Commission a report on Form 8-K, dated February 13, 2001, under Item 5.




                                    14 of 15

                                   Signatures


           Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       DOVER CORPORATION




Date:    April 17, 2000                /s/ David S. Smith
     -----------------------           -------------------------------------------------
                                       David S, Smith, Chief Financial Officer,
                                       Vice President, Finance




Date:    April 17, 2000                /s/ George F. Meserole
     -----------------------           -------------------------------------------------
                                       George F. Meserole, Chief Accounting Officer,
                                       Vice President and Controller



                                    15 of 15