Form 10-Q
period 2001-06-30
DOVER CORP
filed 2001-07-17
CIK 29905

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q



               Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934



For six months ended June 30, 2001                    Commission File No. 1-4018



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

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes X No


The number of shares outstanding of the Registrant's common stock as of the close of the period covered by this report was 203,098,842.

                                    1 of 18

                          Part I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                       DOVER CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENT OF EARNINGS
                           THREE MONTHS ENDED JUNE 30,
                                  (000 OMITTED)

                                                            UNAUDITED
                                                    2001                2000
                                                    ----                ----
Net sales                                       $ 1,138,573         $ 1,379,260
Cost of sales                                       762,512             871,839
                                                -----------         -----------
    Gross profit                                    376,061             507,421
Selling & administrative expenses                   283,548             280,898
                                                -----------         -----------
    Operating profit                                 92,513             226,523
                                                -----------         -----------
Other deductions (income):
  Interest expense                                   23,095              23,673
  Interest income                                    (2,804)             (2,080)
  Foreign exchange                                      278              (3,447)
  Loss (gain) on dispositions                      (172,367)                 --
  All other, net                                     (7,307)             (1,035)
                                                -----------         -----------
       Total                                       (159,105)             17,111
                                                -----------         -----------
Earnings before taxes on income                     251,618             209,412
     Federal & other taxes on income                108,320              72,679
                                                -----------         -----------
Net earnings                                    $   143,298         $   136,733
                                                ===========         ===========

Weighted average number of common shares
       outstanding during the period:
     - Basic                                        203,150             202,895
                                                ===========         ===========

     - Diluted                                      204,353             204,683
                                                ===========         ===========

Net earnings per common share:
     - Basic                                    $      0.70         $      0.67
                                                ===========         ===========
     - Diluted                                  $      0.70         $      0.67
                                                ===========         ===========

See Notes to Consolidated Financial Statements.

                                    2 of 18

                       DOVER CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF COMPREHENSIVE EARNINGS
                           THREE MONTHS ENDED JUNE 30,
                                  (000 OMITTED)

                                                                                UNAUDITED
                                                                          2001             2000
                                                                          ----             ----
Net earnings                                                           $ 143,298         $ 136,733
                                                                       ---------         ---------
Other comprehensive earnings, net of tax:
     Foreign currency translation adjustments                            (16,514)          (48,288)
     Unrealized gains (losses) on securities (tax -$238 in 2001
                and $14,597 in 2000)                                        (443)           27,110
                                                                       ---------         ---------

Other comprehensive earnings                                             (16,957)          (21,178)
                                                                       ---------         ---------
Comprehensive earnings                                                 $ 126,341         $ 115,555
                                                                       =========         =========


                       DOVER CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENT OF EARNINGS
                            SIX MONTHS ENDED JUNE 30,
                                  (000 OMITTED)

                                                                             UNAUDITED
                                                                      2001                2000
                                                                      ----                ----
Net sales                                                         $ 2,386,137         $ 2,630,543
Cost of sales                                                       1,586,276           1,665,983
                                                                  -----------         -----------
     Gross profit                                                     799,861             964,560
Selling & administrative expenses                                     576,460             544,977
                                                                  -----------         -----------
     Operating profit                                                 223,401             419,583
                                                                  -----------         -----------
Other deductions (income):
  Interest expense                                                     49,505              41,438
  Interest income                                                      (9,937)             (4,416)
  Foreign exchange                                                       (126)             (2,633)
  Loss (gain) on dispositions and sale of equity securities          (172,367)              1,400
  All other, net                                                       (9,656)             (4,611)
                                                                  -----------         -----------
        Total                                                        (142,581)             31,178
                                                                  -----------         -----------
Earnings before taxes on earnings                                     365,982             388,405
     Federal & other taxes on earnings                                143,598             134,353
                                                                  -----------         -----------
Net earnings                                                      $   222,384         $   254,052
                                                                  ===========         ===========


Weighted average number of common shares
       outstanding during the period
     - Basic                                                          203,150             202,895
                                                                  ===========         ===========
     - Diluted                                                        204,353             204,683
                                                                  ===========         ===========

Net earnings per common share:
     - Basic                                                      $      1.09         $      1.25
                                                                  ===========         ===========
     - Diluted                                                    $      1.09         $      1.24
                                                                  ===========         ===========

See Notes to Consolidated Financial Statements.

                                    3 of 18

                       DOVER CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF COMPREHENSIVE EARNINGS
                            SIX MONTHS ENDED JUNE 30,
                                  (000 OMITTED)

                                                                                  UNAUDITED
                                                                           2001              2000
                                                                           ----              ----
Net earnings                                                             $ 222,384         $ 254,052
                                                                         ---------         ---------
Other comprehensive earnings, net of tax:
     Foreign currency translation adjustments                              (52,288)          (46,387)
     Unrealized gains (losses) on securities (tax -$1,475 in 2001
                and $14,597 in 2000)                                        (2,740)           27,110
                                                                         ---------         ---------
Other comprehensive earnings                                               (55,028)          (19,277)
                                                                         ---------         ---------
Comprehensive earnings                                                   $ 167,356         $ 234,775
                                                                         ---------         ---------


                       DOVER CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED STATEMENT OF RETAINED EARNINGS
                            SIX MONTHS ENDED JUNE 30,
                                  (000 OMITTED)

                                                     UNAUDITED
                                              2001              2000
                                              ----              ----
Retained earnings at January 1             $3,252,319        $2,830,175
Net earnings                                  222,384           254,052
                                           ----------        ----------
                                            3,474,703         3,084,227

Deduct:
   Common stock cash dividends
   $ 0.25 per share ($0.23 in 2000)            50,798            46,691
                                           ----------        ----------
Retained earnings at end of period         $3,423,905        $3,037,536
                                           ==========        ==========

See Notes to Consolidated Financial Statements.

                                    4 of 18

                       DOVER CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                  (000 OMITTED)

                                                             UNAUDITED
                                                           June 30, 2001     December 31, 2000
                                                           -------------     -----------------
Assets:
Current assets:
 Cash & cash equivalents                                    $   360,030         $   181,399
 Marketable securities                                            1,180               5,341
 Receivables, net of allowance for doubtful accounts            769,302             903,177
 Inventories                                                    784,444             783,200
 Prepaid expenses                                               106,888             101,732
                                                            -----------         -----------
    Total current assets                                      2,021,844           1,974,849
                                                            -----------         -----------

Property, plant & equipment (at cost)                         1,704,975           1,683,491
Accumulated depreciation                                       (935,768)           (927,943)
                                                            -----------         -----------
  Net property, plant & equipment                               769,207             755,548
                                                            -----------         -----------
Goodwill, net of amortization                                 1,879,652           1,896,715
Other intangible assets, net of amortization                    231,444             181,924
Deferred charges & other assets                                 101,954              83,080
                                                            -----------         -----------
                                                            $ 5,004,101         $ 4,892,116
                                                            ===========         ===========

Liabilities:
Current liabilities:
 Notes payable                                              $   387,785         $   839,880
 Current maturities of long-term debt                             3,218               2,657
 Accounts payable                                               213,394             277,910
 Accrued compensation & employee benefits                       156,384             178,280
 Accrued insurance                                               48,444              45,855
 Other accrued expenses                                         258,599             209,247
 Income taxes                                                   151,451              50,811
                                                            -----------         -----------
    Total current liabilities                                 1,219,275           1,604,640
                                                            -----------         -----------
Long-term debt                                                1,032,999             631,846
Deferred taxes                                                   67,362              67,381
Other deferrals (principally compensation)                      131,829             146,674

Stockholders' equity:
Preferred stock                                                      --                  --
Common stock                                                    237,134             236,944
Additional paid-in surplus                                       52,870              48,552

Cumulative translation adjustments                             (164,999)           (112,711)
Unrealized holding gains (losses)                                   392               3,132
                                                            -----------         -----------
Accumulated other comprehensive earnings                       (164,607)           (109,579)
                                                            -----------         -----------
Retained earnings                                             3,423,905           3,252,319
                                                            -----------         -----------
  Subtotal                                                    3,549,302           3,428,236
Less: treasury stock                                            996,666             986,661
                                                            -----------         -----------
                                                              2,552,636           2,441,575
                                                            -----------         -----------
                                                            $ 5,004,101         $ 4,892,116
                                                            ===========         ===========

See Notes to Consolidated Financial Statements.

                                    5 of 18

                       DOVER CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                            SIX MONTHS ENDED JUNE 30,
                                  (000 OMITTED)

                                                                                             UNAUDITED
                                                                                      2001              2000
                                                                                      ----              ----
Cash flows from operating activities:
Net earnings                                                                        $ 222,384         $ 254,052
                                                                                    ---------         ---------
Adjustments to reconcile net earnings to net cash
  from operating activities:
  Depreciation                                                                         73,730            68,462
  Amortization of goodwill                                                             26,669            23,612
  Amortization  - other                                                                 8,493             9,027
  Net increase (decrease) in deferred taxes                                             7,337             4,768
  Net increase (decrease) in LIFO reserves                                             (1,903)            1,192
  Increase (decrease) in deferred compensation                                        (27,634)           13,888
  (Gain) loss on sale of business                                                    (172,367)            1,400
  Other, net                                                                          (16,113)          (12,238)
  Changes in assets & liabilities (excluding acquisitions and dispositions):
    Decrease (increase) in accounts receivable                                        136,855          (148,103)
    Decrease (increase) in inventories, excluding LIFO reserve                         24,902           (60,344)
    Decrease (increase) in prepaid expenses                                            (7,480)          (11,812)
    Increase (decrease) in accounts payable                                           (64,856)           14,963
    Increase (decrease) in accrued expenses                                             1,293           (14,735)
    Increase (decrease) in federal & other taxes on income                             60,096            (8,884)
                                                                                    ---------         ---------
  Total adjustments                                                                    49,022          (118,804)
                                                                                    ---------         ---------
Net cash from operating activities                                                    271,406           135,248
                                                                                    ---------         ---------

Cash flows from (used in) investing activities:
  Additions to property, plant & equipment                                           (103,029)          (77,347)
  Acquisitions, net of cash & cash equivalents                                       (236,266)         (224,606)
  Proceeds from sale of business                                                      358,916            14,923
                                                                                    ---------         ---------
Net cash from (used in) investing activities                                           19,621          (287,030)
                                                                                    ---------         ---------

Cash flows from (used in) financing activities:
  Increase (decrease) in notes payable                                               (452,997)          485,097
  Increase (decrease) in long-term debt                                               398,592            16,309
  Purchase of treasury stock                                                          (10,005)           (3,906)
  Proceeds from exercise of stock options                                               2,812             6,697
  Cash dividends to stockholders                                                      (50,798)          (46,691)
                                                                                    ---------         ---------
Net cash from (used in) financing activities                                         (112,396)          457,506
                                                                                    ---------         ---------
                                                                                    ---------         ---------
Discontinued operations - tax payments                                                     --          (308,051)
                                                                                    ---------         ---------

Net increase (decrease) in cash & cash equivalents                                    178,631            (2,327)
Cash & cash equivalents at beginning of period                                        181,399           138,038
                                                                                    ---------         ---------

Cash & cash equivalents at end of period                                            $ 360,030         $ 135,711
                                                                                    =========         =========

See Notes to Consolidated Financial Statements.

                                    6 of 18

                         DOVER CORPORATION CONSOLIDATED
                             MARKET SEGMENT RESULTS
                                   (UNAUDITED)

                                                               Second quarter ended June 30,
                                                               -----------------------------
                                                                                                     Percent
                           SALES                               2001                   2000            Change
                           -----                               ----                   ----            ------
Dover Technologies                                      $   301,850,000         $   527,352,000          -43%
Dover Industries                                            299,383,000             326,289,000           -8%
Dover Diversified                                           294,865,000             310,412,000           -5%
Dover Resources                                             243,967,000             217,506,000           12%
                                                        ---------------         ---------------
   Total (after intramarket eliminations)               $ 1,138,573,000         $ 1,379,260,000          -17%
                                                        ===============         ===============

                         EARNINGS
                         --------
Dover Technologies                                      $       499,000         $   110,344,000         -100%
Dover Industries                                             39,398,000              51,502,000          -24%
Dover Diversified                                            36,427,000              44,214,000          -18%
Dover Resources                                              30,146,000              32,012,000           -6%
                                                        ---------------         ---------------
   Subtotal (after intramarket eliminations)                106,470,000             238,072,000          -55%

Gain (loss)  on disposition                                 172,367,000                      --
Corporate expense                                            (7,185,000)             (6,876,000)           4%
Net interest expense                                        (20,034,000)            (21,784,000)          -8%
                                                        ---------------         ---------------
Earnings before taxes on income                             251,618,000             209,412,000           20%
Taxes on income                                             108,320,000              72,679,000           49%
                                                        ---------------         ---------------
Net earnings                                            $   143,298,000         $   136,733,000            5%
                                                        ===============         ===============

Net earnings per diluted common share *                 $          0.70         $          0.67            4%
                                                        ===============         ===============

Average number of diluted shares outstanding                204,353,000             204,683,000

Impact of acquisition write-offs on diluted EPS:
  Diluted EPS *                                         $          0.70         $          0.67            4%
    Goodwill write-offs (net of tax)                               0.06                    0.05
                                                        ---------------         ---------------
  EPS before goodwill *                                            0.76                    0.72            6%
    Other acquisition write-offs (net of tax)                      0.03                    0.03
                                                        ---------------         ---------------
  EPS before all acquisition write-offs *               $          0.79         $          0.75            5%
                                                        ---------------         ---------------

* 2001 includes gain on sale of businesses of $.45.

                                    7 of 18

                         DOVER CORPORATION CONSOLIDATED
                             MARKET SEGMENT RESULTS
                                   (UNAUDITED)

                                                                Six months ended June 30,
                                                                -------------------------

                           SALES                              2001                    2000
                           -----                              ----                    ----
Dover Technologies                                      $   736,280,000         $   993,718,000          -26%
Dover Industries                                            599,090,000             625,330,000           -4%
Dover Diversified                                           570,997,000             579,950,000           -2%
Dover Resources                                             482,691,000             435,662,000           11%
                                                        ---------------         ---------------
   Total (after intramarket eliminations)               $ 2,386,137,000         $ 2,630,543,000           -9%
                                                        ===============         ===============

                         EARNINGS
                         --------
Dover Technologies                                      $    48,725,000         $   195,139,000          -75%
Dover Industries                                             77,392,000             101,917,000          -24%
Dover Diversified                                            56,945,000              77,679,000          -27%
Dover Resources                                              61,864,000              65,553,000           -6%
                                                        ---------------         ---------------
   Subtotal (after intramarket eliminations)                244,926,000             440,288,000          -44%
Gain (loss)  on disposition                                 172,367,000              (1,400,000)
Corporate expense                                           (11,743,000)            (13,117,000)         -10%
Net interest expense                                        (39,568,000)            (37,366,000)           6%
                                                        ---------------         ---------------
Earnings before taxes on income                             365,982,000             388,405,000           -6%
Taxes on Income                                             143,598,000             134,353,000            7%
                                                        ---------------         ---------------
Net earnings                                            $   222,384,000         $   254,052,000          -12%
                                                        ===============         ===============

Net earnings per diluted common share *                 $          1.09         $          1.24
                                                        ===============         ===============

Average number of diluted shares outstanding                204,353,000             204,683,000

Impact of acquisition write-offs on diluted EPS:
  Diluted EPS *                                         $          1.09         $          1.24          -12%
    Goodwill write-offs (net of tax)                               0.11                    0.10
                                                        ---------------         ---------------
  EPS before goodwill *                                            1.20                    1.34          -10%
    Other acquisition write-offs (net of tax)                      0.07                    0.07
                                                        ---------------         ---------------
  EPS before all acquisition write-offs *               $          1.27         $          1.41          -10%
                                                        ===============         ===============

* 2001 includes gain on sale of businesses of $.45.

                       DOVER CORPORATION AND SUBSIDIARIES
                       MARKET SEGMENT IDENTIFIABLE ASSETS
                                  (000 OMITTED)

                           UNAUDITED
                           June 30,         December 31,
                             2001              2000
                             ----              ----
Dover Technologies        $1,441,936        $1,537,268
Dover Industries           1,148,264         1,088,540
Dover Diversified          1,108,994         1,211,151
Dover Resources              942,160           928,841
Corporate                    362,747           126,316
                          ----------        ----------
Consolidated Total        $5,004,101        $4,892,116
                          ==========        ==========

"Corporate" - principally cash and equivalents and marketable securities.

See Notes to Consolidated Financial Statements.

                                    8 of 18

                                DOVER CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 2001


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

NOTE B - Inventory

Inventories, by components, are summarized as follows :

                                         (000 omitted)
                                         -------------
                                   UNAUDITED
                                    June 30,       December 31,
                                      2001            2000
                                      ----            ----
Raw materials                       $310,574        $311,211
Work in progress                     217,238         217,678
Finished goods                       289,487         290,178
                                    --------        --------
Total                                817,299         819,067
Less LIFO reserve                     32,855          35,867
                                    --------        --------
Net amount per balance sheet        $784,444        $783,200
                                    --------        --------

NOTE C - Accumulated other Comprehensive Earnings

Accumulated other comprehensive earnings, by components are summarized as follows:

                                       UNAUDITED (000 omitted)
                                       -----------------------
                             Accumulated
                                Other                             Unrealized
                            Comprehensive      Cumulative          Holding
                              Earnings        Translation           Gains
                              (losses)        Adjustments         (losses)
                              --------        -----------         --------
Beginning balance            $(109,579)        $(112,711)        $   3,132
Current-period change          (55,028)          (52,288)           (2,740)
                             ---------         ---------         ---------
Ending balance               $(164,607)        $(164,999)        $     392
                             =========         =========         =========

                                    9 of 18

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

At June 30, 2001 the fair value, cost basis and gross unrealized gains on available-for-sales securities are approximately $1.2 million, $0.6 million and $0.6 million, respectively.

In June 2000, the FASB issued statement of Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities -- an Amendments of FASB Statement No. 133", effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. The Company has adopted the statement and it has not had an impact on the consolidated results of operations or financial position and related disclosure requirements.



Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS

(1)      MATERIAL CHANGES IN CONSOLIDATED FINANCIAL CONDITION:

The Company's liquidity increased during the first half of 2001 as compared to the position at December 31, 2000. Proceeds from dispositions ($358.9) net of the amounts invested in acquisitions ($236.3 million) are the principal reason for the increase in liquidity.

Working capital increased from $370.2 million at the end of last year to $802.6 million at June 30, 2001, due principally to a reduction in short-term notes payable. Capital expenditures were $103.0 million for the first half of 2001 compared to $77.3 million last year. The working capital increase and capital expenditures were funded by internal cash flow.

At June 30, 2001, net debt (defined as long-term debt plus current maturities on long-term debt plus notes payable less cash and equivalents and marketable securities) of $1,062.8 million represented 29.4% of total capital. This compares with 34.5% at December 31, 2000. The Company continues to be rated A-1 by Standard & Poors and P-1 by Moody's. The Company believes its significant free cash flow will enable it to fund internal growth and, together with modest debt utilization, fund its acquisition program. The Company also believes it will continue to maintain a solid credit profile. The Company filed a shelf registration for the possible issuance of up to $1 billion in senior debt securities on October 5th, 2000. The Company believes this will provide flexibility to issue public debt rapidly depending on market conditions or financing needs. On February 12, 2001 the Company completed its underwritten offering of $400.0 million, 6.50% notes due February 15, 2011. The proceeds were used to reduce short-term debt.

                                    10 of 18

The Company completed one stand-alone and three add-on acquisitions during the quarter at a combined cost of $156.5 million.

                                DOVER CORPORATION
                       ACQUISITIONS - SECOND QUARTER 2001

    DATE        TYPE                     ACQUIRED COMPANIES                       LOCATION (NEAR)          SEGMENT - OPERATING CO.
----------------------------------------------------------------------------------------------------------------------------------

31-MAR          STOCK                    TISMA MACHINERY CORPORATION              ELK GROVE VILLAGE, IL    DDI   SWF
Manufactures and designs automated packaging machinery used in forming, packing and sealing of corrugated packages.

31-MAY          ASSET                    KURZ-KASCH, INC.                         DAYTON, OH               DII   STAND-ALONE
Manufactures coil based electro magnetic switches and sensors that are encapsulated in thermo set plastic.

31-MAY          STOCK                    MULTI-TEST AG                            ROSENHEIM, GERMANY       DTI   ECT
Manufactures semiconductor test handling equipment.

20-JUN          STOCK                    MARKPOINT HOLDING AB                     GOTEBORG, SWEDEN         DTI   IMAJE
Manufactures and designs marking solutions for packaging industries.


The profit impact in 2001, of these acquisitions, will be small due to acquisition write-offs, and imputed financing costs. Acquisitions completed in the last twelve months (May 1, 2000 - June 30, 2001) added $124.4 million in sales and $16.1 million in operational profit in the first half of 2001.


(2)      MATERIAL CHANGES IN RESULTS OF OPERATIONS:

The Company earned $.70 per diluted share in the second quarter ended June 30, 2001. Of this total, the gains on the DovaTech welding equipment group and AC Compressor divestitures contributed $.45 per diluted share to the quarter's results. Excluding these gains, earnings in the quarter were $.25 per diluted share, a decrease of 63% from the $.67 per diluted share earned in the comparable quarter last year. Sales in the second quarter were $1.14 billion, a 17% decline from $1.38 billion last year, and segment earnings for the quarter were $106.5 million, down 55% or $131.6 million from $238.1 million last year. Excluding the gains on sales of businesses, net income from continuing operations for the second quarter was $50.2 million, down 63% or $86.6 million from $136.7 million last year.

The dominant reason for the sales and earnings decline was the impact of the downturn in the electronics industry on Dover Technologies, where income totaled $.5 million, compared to $110.3 million last year, on a 43% or $225.5 million sales decline. The other three market segments also had earnings declines due to the weak general economic environment. Dover Industries and Dover Diversified's earnings declined by 24% and 18% respectively, on lower sales, and Dover Resources' earnings declined 6% on a 12% sales increase. Except for Technologies, all segments reported higher sales and earnings than the first quarter.

The Company completed one stand-alone and three add-on acquisitions during the quarter at a combined investment of $156.5 million. The net income impact of these acquisitions in the second quarter was small due to acquisition-related amortization and depreciation, which are typically higher in the first year after acquisition. Acquisitions completed in the last twelve months added $59 million in sales and $7 million in operating profit in the second quarter.

The Company also reports its pretax earnings on an EBITACQ basis (Earnings before Interest, Taxes, and non-cash charges arising from purchase accounting for Acquisitions). Second quarter EBITACQ of $123 million was 51% lower than the prior year's second quarter.

The high overall book tax rate for the quarter of 43.0% resulted from the lack of tax deductibility of a substantial goodwill amount included in the divestiture transactions. The divestitures resulted in a pre-tax

                                    11 of 18
gain of $172.4 million, tax expense of $79.2 million and a net book gain of $93.1 million. The after-tax proceeds from the divestitures were $279.4 million. The Company's tax rate for the second quarter, excluding the impact of the disposition gains, was 36.7% compared to 30.8% for the first quarter and 32.5% for the full year 2000. This high tax rate on operating results was due to losses in low tax rate jurisdictions, primarily in Technologies.

Through the end of the second quarter, the Company invested $239.4 million in acquisitions compared to the $358.9 million divestiture proceeds. The earnings per share impact of these acquisitions on the second half of 2001 will not fully offset the earnings per share contribution that the divested companies would have made on the second half had they been retained. This difference is approximately $.05 per diluted share for the second half of 2001. However, the comparative earnings impact of the acquired businesses is expected to be substantially accretive to earnings in 2002.

As a result of the favorable impact of the second quarter divestitures on book equity and the cash proceeds from the sales, which were used to reduce debt and fund acquisitions, The Company's net debt to capitalization ratio declined to 29.4%, its lowest level since December 1999. This will provide substantial flexibility for profitable reinvestment. Repurchases of 192,000 shares in the open market were completed in the second quarter at an average price of $35.92.


DOVER TECHNOLOGIES:

Dover Technologies' second quarter sales decreased 43% or $225.5 million to $301.9 million, and earnings were $.5 million compared to $110.3 million in the same period last year. These results are due to the continued dramatic decline in the electronics industry served by the Circuit Board Assembly and Test (CBAT) and Specialty Electronics Components (SEC) businesses. Acquisitions completed in the last year added approximately $28 million to sales in the quarter, with no material impact on segment earnings after acquisition write-offs.

In Technologies' CBAT business, second quarter sales decreased 59% or $208.7 million to $147.4 million, and for the quarter CBAT reported a loss of $18.9 million, compared to earnings of $73.6 million in the same period last year. Bookings, at $128.9 million, were down 67% from the same period last year and were 31% lower than the first quarter of 2001. The book-to-bill ratio was .87 for the second quarter. While all CBAT companies (which all manufacture capital equipment used to build or test circuit boards or semiconductors) experienced very weak markets after what was clearly a period of unsustainably robust customer spending last year, the impact at Universal Instruments, CBAT's largest company, was particularly pronounced. Sales levels at Universal have declined precipitously to a quarterly level not seen since the first quarter of 1993. Sales in the second quarter were merely 25% of the level experienced as recently as the third quarter last year. The magnitude and speed of this change has driven Universal into a quarterly loss position for the first time in its history. Though headcount reductions and other efforts to reduce costs rapidly to restore profitability continue, appropriate focus is also being given to sustaining the business for the still positive longer-term future in this market. Universal's book-to-bill ratio for the quarter was .95 (higher than the CBAT average), and while June was the strongest bookings month of the quarter, no clear signs of recovery in this market are yet visible. If the market does not recover this year, Universal will remain unprofitable for the balance of the year. Declining backlogs in the rest of CBAT, which was profitable in the quarter, are unlikely to be sufficient to offset these losses. In total, CBAT losses are currently expected to be in the same range in the third quarter.

In Technologies' SEC business, sales declined 15% or $18.7 million from the same period last year to $102.3 million, and earnings declined 52% or $11.7 million to $10.9 million. Net bookings in the second quarter of $44.4 million were down 76% from last year, and the book-to-bill ratio was .43 for the quarter. SEC's customer concentration in the datacom/telecom/networking markets drove growth last year, but has now resulted in a dramatic decline in bookings and backlog as those markets decline. SEC is also responding to the rapid change in market conditions with appropriate cost reductions, while continuing to invest in product development linked to specific customer requirements. However, it is unclear at this time when market demand will improve, and with declining backlogs, earnings will be lower in the third quarter.

Imaje, the French-based industrial ink-jet printer and ink manufacturing portion of this segment, with slightly lower earnings on sales approaching prior year levels, had substantially higher sales, earnings and bookings than the first quarter.

                                    12 of 18

DOVER INDUSTRIES:

Dover Industries' second quarter sales declined 8% or $26.9 million to $299.4 million and segment income declined 24% or $12.1 million to $39.4 million compared to the same period last year. Segment bookings were down 2% to $299.7 million and the book-to-bill ratio was 1.00. Acquisitions completed in the last year added approximately $10 million to sales in the quarter, with almost no impact on segment earnings after acquisition write-offs. Most of Industries' companies had lower sales and earnings as compared to the prior year due to weaker economic conditions in their markets. However, Industries' combined earnings and margins were slightly higher than the first quarter, with a majority of Industries' companies contributing to this favorable comparison.

Heil Environmental's sales and earnings, while not quite as robust as the very strong prior year, recovered markedly from the first quarter's slow start. However, the full year will lag last year in a much weaker market. Heil Trailer's sales, profit and bookings performance compared favorably to both a weak comparable period last year and the prior quarter, and with this long awaited favorable trend comparison and a favorable book-to-bill in the quarter comes guarded optimism that this depressed market may be recovering slightly. Rotary Lift's performance matched last year's second quarter and the first quarter this year despite weak markets, with effective new products, marketing programs and cost reduction, and PDQ outperformed previous periods for the same reasons. Tipper Tie still suffers from the impact of disease scares on its primary meat packing markets. Triton's earnings comparisons to the prior year were very unfavorable, and it is focused on several product, marketing and manufacturing improvements.


DOVER DIVERSIFIED:

Dover Diversified's second quarter sales declined 5% or $15.5 million from the prior year to $294.9 million, and segment income decreased 18% or $7.8 million to $36.4 million compared to the same period last year. Sales were up 7% from the first quarter and earnings improved more sharply in the absence of inventory write-offs at Crenlo. Segment bookings in the quarter were up 10% to $324.3 million and the book-to-bill ratio was favorable at 1.10. Backlog at the end of the quarter, after adjusting for divestitures, was 15% ahead of last year. Acquisitions completed in the last year added approximately $11 million to sales in the quarter, with almost no impact on segment earnings after acquisition write-offs. AC Compressor, divested at the end of May, had recently contributed between 5 and 10% of segment sales with lower than average margins.

While many of Diversified's companies also experienced difficult conditions in their markets, most also had higher margins than in the prior quarter. Hill Phoenix, though operating in a tough market, turned in favorable sales, earnings and bookings comparisons to both last year and the prior quarter, and expects an even stronger second half. Waukesha, Performance Motorsports, Sargent, and SWF again turned in stronger earnings than the same period last year in satisfactory market environments, with the latter two of these also showing improvement from more recent trends. Crenlo reported losses in the quarter compared to strong profits in the prior year and is realigning its cost structure in the current weak market. Belvac's market also remains challenging.


DOVER RESOURCES:

Dover Resources' second quarter sales increased 12% or $26.5 million to $244.0 million, and segment earnings declined 6% or $1.9 million to $30.1 million, compared to the same period last year. Segment bookings in the quarter were up 10% to $241.7 million and the book-to-bill ratio was .99. Acquisitions completed in the last year added approximately $9 million to sales in the quarter, with almost no impact on segment earnings after acquisition write-offs.

Those Resources companies serving the energy production markets (Petroleum Equipment Group, Quartzdyne, and C. Lee Cook), all reported higher sales and earnings than in the comparable period last year as they continue to benefit from the strong energy markets they serve. Outside of the "oil patch", OPW Fueling Components' cost improvement efforts in a still difficult market are driving favorable comparisons to the prior period, and Tulsa Winch (the winch industry "roll-up") continues to benefit from acquisition synergies and some pockets of market strength. The balance of Resources' businesses

                                    13 of 18
serving the process industries, the automotive industry, and general industrial and transportation markets, were adversely impacted by weak economic conditions.



OUTLOOK:
The challenges presented by the unexpectedly severe downturn in the electronics markets served by Dover Technologies, coming so shortly after a period of unprecedented growth, have had a significant adverse impact on the Company's earnings so far this year. However, the company's niche market positions in this long-term high growth industry remain very strong, and we expect to come out of this period stronger than we entered it. The Company remains firmly committed to what has been, and we are confident remains, a very successful investment for our shareholders. At this point, the electronics industry is unlikely to recover this year, and weak general economic conditions are impacting the balance of our industrial manufacturing businesses. Nevertheless, we are hopeful that the Company's earnings will begin to recover in the second half as we believe any remaining risk in Technologies is likely to be offset by improvements in the other segments.

                                    14 of 18

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

                                    15 of 18

PART II OTHER INFORMATION

Item 4. Submission of Matter to Vote of Security Holders

The Annual Meeting of Stockholders was held in Wilmington, Delaware on April 24, 2001. Stockholders representing 163,328,007 shares of common stock, or approximately 80% of the outstanding stock, were present in person or by proxy.

All of the nominees for director, namely David H. Benson, Kristiane C. Graham, Jean-Pierre M. Ergas, Roderick J. Fleming, James J. Koley, Richard K. Lochridge, Thomas L. Reece, Gary L. Roubos, and Michael B. Stubbs were elected directors for a one year term, each receiving at least 149,174,793 votes.

Item 5. Other Information

See also 2000 Annual Report page 23.

                                DOVER CORPORATION
                               OPERATIONAL INCOME
                            (in millions) (unaudited)

                                             2001 - Six Months              2000 - Six Months            2000 - Full Year
                                             -----------------              -----------------            ----------------
                                         SALES      INCOME      %       SALES      INCOME     %      SALES      INCOME     %
                                         -----      ------      -       -----      ------     -      -----      ------     -
  Circuit board assembly / test         $  376      ($   3)     (1)    $  671      $  136     20    $1,369      $  265     19
  Electronic components                    265          44      17        224          42     19       531         104     20
  Marking                                   96          24      25         99          30     30       200          60     30
                                        ------      ------      --     ------      ------     --    ------      ------     --
DOVER TECHNOLOGIES                         737          65       9        994         208     21     2,100         429     20
DOVER INDUSTRIES                           599          92      15        625         114     18     1,246         224     18
DOVER DIVERSIFIED                          571          70      12        580          92     16     1,176         194     17
DOVER RESOURCES                            483          77      16        436          80     18       887         149     17
                                        ------      ------      --     ------      ------     --    ------      ------     --
OPERATIONAL SUBTOTAL (AFTER ELIM.)      $2,386       $ 304      13     $2,631      $  494     19    $5,401      $  996     18
                                        ======      ======      ==     ======      ======     ==    ======      ======     ==

CORPORATES AND OTHER                                   (21)                           (24)                         (49)
                                                    ------                         ------                       ------
EBITACQ                                              $ 283                         $  470                       $  947
                                                    ======                         ======                       ======

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

                      DOVER CORPORATION AND SUBSIDIARIES
       ANALYSIS OF CASH FLOW: DEPRECIATION, AMORTIZATION & ACQUISITION
                         WRITE-OFFS, WITH TAX EFFECTS
                          (UNAUDITED) (IN MILLIONS)

                                      2001 - SIX MONTHS              2000 - SIX MONTHS                 2000 - FULL YEAR
                                      -----------------              -----------------                 ----------------
                                       TAX DEDUCTIBLE                 TAX DEDUCTIBLE                    TAX DEDUCTIBLE
                                       --------------                 --------------                    --------------
                                  TOTAL   YES    NO    TAX      TOTAL   YES     NO     TAX        TOTAL   YES    NO     TAX
EBIT                               $234                $80       $426                 $148         $851                $267

ACQUISITION RELATED:
 GOODWILL AMORTIZATION               27    13    14      5         24    12     12       4           49    24    25       9
                                  -----   ---    --    ---      -----   ---     --    ----        -----   ---    --    ----
 OTHER AMORTIZATION                   8                             8                                15
 DEPRECIATION                         8                             8                                18
 INVENTORY WRITE-OFFS                 6                             4                                14
                                  -----   ---    --    ---      -----   ---     --    ----        -----   ---    --    ----
SUBTOTAL OTHER WRITE-OFFS            22    21     1      8         20    15      5       6           47    38     9      13

TOTAL ACQUISITION WRITE-OFFS         49    34    15     13         44    27     17      10           96    62    34      22
                                  -----   ---    --    ---      -----   ---     --    ----        -----   ---    --    ----
EBITACQ                             283                $93        470                 $158          947                $289
                                                       ---                            ----                             ----
 OTHER DEPRECIATION                  66                            60                               118
 OTHER AMORTIZATION                   -                             1                                 3
                                  -----                         -----                             -----
EBITDAI                             349                           531                             1,068
                                  =====                         =====                             =====
 INVENTORY WRITE-OFFS               (6)                           (4)                              (14)
                                  -----                         -----                             -----
EBITDA                             $343                          $527                            $1,054
                                  =====                         =====                             =====

"EBIT" - REPRESENTS EARNINGS BEFORE INTEREST AND TAXES.

"EBITACQ" - REPRESENTS EARNINGS BEFORE INTEREST, TAXES AND ACQUISITION
 WRITE-OFFS.

"EBITDAI" - REPRESENTS EARNINGS BEFORE INTEREST, TAXES, DEPRECIATION,
 AMORTIZATION AND INVENTORY WRITE-OFFS.

"EBITDA" - REPRESENTS EARNINGS BEFORE INTEREST, TAXES, DEPRECIATION AND AMORTIZATION.

EBIT, EBITACQ, EBITDAI AND EBITDA - ALL EXCLUDE GAINS (LOSSES) ON SALE OF BUSINESSES AND EQUITY INVESTMENT.

                                    16 of 18

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits for this quarter
              (4.1) Dover Corporation Deferred Compensation Plan, filed as
              Exhibit 4.1 to Registration Statement on Form S-8 filed under Securities Act of 1933 (Reg. No. 333-64160), is incorporated by reference.

                                    17 of 18

                                   Signatures


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       DOVER CORPORATION




Date:      July 17, 2001               /s/ David S. Smith
     ----------------------------      ----------------------------------------
                                       David S, Smith, Chief Financial Officer,
                                       Vice President, Finance




Date:      July 17, 2001               /s/ George F. Meserole
     ----------------------------      ----------------------------------------
                                       George F. Meserole, Chief Accounting
                                       Officer, Vice President and Controller


                                    18 of 18