Form 10-Q
period 2001-09-30
DOVER CORP
filed 2001-10-17
CIK 29905

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q



               Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934



For nine months ended September 30, 2001              Commission File No. 1-4018



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

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes X No


The number of shares outstanding of the Registrant's common stock as of the close of the period covered by this report was 202,418,750.


                                    1 of 18

                          Part I. FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS

                       DOVER CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENT OF EARNINGS
                        THREE MONTHS ENDED SEPTEMBER 30,
                                  (000 OMITTED)

                                                                                     UNAUDITED
                                                                               2001             2000
                                                                            -----------      -----------
Net sales                                                                   $ 1,088,554      $ 1,390,486
Cost of sales                                                                   782,286          876,243
                                                                            -----------      -----------
    Gross profit                                                                306,268          514,243
Selling & administrative expenses                                               286,177          288,813
                                                                            -----------      -----------
    Operating profit                                                             20,091          225,430
                                                                            -----------      -----------
Other deductions (income):
  Interest expense                                                               21,456           27,007
  Interest income                                                                (3,563)          (1,656)
  Foreign exchange                                                               (2,375)           1,386
  Loss (gain) on sale of equity securities                                           --          (13,741)
  All other, net                                                                  1,137           (1,540)
                                                                            -----------      -----------
       Total                                                                     16,655           11,456
                                                                            -----------      -----------
Earnings before taxes on income                                                   3,436          213,974
     Federal & other taxes on income                                                829           69,512
                                                                            -----------      -----------
Net earnings from continuing operations                                           2,607          144,462
Gain (loss) on sale of discontinued business, net of tax                             --          (13,595)
                                                                            -----------      -----------
Net earnings                                                                $     2,607      $   130,867
                                                                            ===========      ===========

Weighted average number of common shares outstanding during the period:
     - Basic                                                                    203,086          202,937
                                                                            ===========      ===========

     - Diluted                                                                  204,210          204,736
                                                                            ===========      ===========

Net earnings per common share:
     - Basic                                                                $      0.01      $      0.71
                                                                            ===========      ===========
              Gain (loss) on sale                                                    --            (0.06)
                                                                            -----------      -----------
              Net earnings                                                  $      0.01      $      0.65
                                                                            ===========      ===========

     - Diluted                                                              $      0.01      $      0.71
                                                                            ===========      ===========
              Gain (loss) on sale                                                    --            (0.07)
                                                                            -----------      -----------
              Net earnings                                                  $      0.01      $      0.64
                                                                            ===========      ===========

See Notes to Consolidated Financial Statements.


                                    2 of 18

                       DOVER CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF COMPREHENSIVE EARNINGS
                        THREE MONTHS ENDED SEPTEMBER 30,
                                  (000 OMITTED)

                                                                             UNAUDITED
                                                                        2001           2000
                                                                     ---------      ---------

Net earnings                                                         $   2,607      $ 130,867
                                                                     ---------      ---------
Other comprehensive earnings, net of tax:
     Foreign currency translation adjustments                           35,411         (9,134)
                                                                     ---------      ---------
     Unrealized gains (losses) on securities:
         Unrealized holding gains (losses) arising during period          (428)        (7,627)
          Less: reclassification adjustment for gains (losses)
                   included in net earnings                                 --          8,994
                                                                     ---------      ---------
     Unrealized gains (losses) on securities (tax -$231 in 2001           (428)       (16,621)
                and -$8,924 in 2000)
                                                                     ---------      ---------
Other comprehensive earnings                                            34,983        (25,755)
                                                                     ---------      ---------
Comprehensive earnings                                               $  37,590      $ 105,112
                                                                     =========      =========

                       DOVER CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENT OF EARNINGS
                         NINE MONTHS ENDED SEPTEMBER 30,
                                  (000 OMITTED)

                                                                        UNAUDITED
                                                                   2001             2000
                                                               -----------      -----------

Net sales                                                      $ 3,474,691      $ 4,021,029
Cost of sales                                                    2,368,562        2,542,226
                                                               -----------      -----------
     Gross profit                                                1,106,129        1,478,803
Selling & administrative expenses                                  862,637          833,790
                                                               -----------      -----------
     Operating profit                                              243,492          645,013
                                                               -----------      -----------
Other deductions (income):
  Interest expense                                                  70,961           68,445
  Interest income                                                  (13,500)          (6,072)
  Foreign exchange                                                  (2,501)          (1,247)
  Loss (gain) on dispositions and sale of equity securities       (172,367)         (12,341)
  All other, net                                                    (8,519)          (6,151)
                                                               -----------      -----------
        Total                                                     (125,926)          42,634
                                                               -----------      -----------
Earnings before taxes on earnings                                  369,418          602,379
     Federal & other taxes on earnings                             144,427          203,865
                                                               -----------      -----------
Net earnings from continuing operations                            224,991          398,514
Gain (loss) on sale of discontinued business, net of tax                --          (13,595)
                                                               -----------      -----------
Net earnings                                                   $   224,991      $   384,919
                                                               ===========      ===========

Weighted average number of common shares
       outstanding during the period
     - Basic                                                       203,086          202,937
                                                               ===========      ===========
     - Diluted                                                     204,210          204,736
                                                               ===========      ===========

Net earnings per common share:
     - Basic                                                   $      1.11      $      1.96
             Gain (loss) on sale                                        --            (0.06)
                                                               -----------      -----------
             Net earnings                                      $      1.11      $      1.90
                                                               ===========      ===========

     - Diluted                                                 $      1.10      $      1.95
             Gain (loss) on sale                                        --            (0.07)
                                                               -----------      -----------
             Net earnings                                      $      1.10      $      1.88
                                                               ===========      ===========


See Notes to Consolidated Financial Statements.


                                    3 of 18

                       DOVER CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF COMPREHENSIVE EARNINGS
                         NINE MONTHS ENDED SEPTEMBER 30,
                                  (000 OMITTED)


                                                                             UNAUDITED
                                                                        2001           2000
                                                                      ---------      ---------
Net earnings                                                          $ 224,991      $ 384,919
                                                                      ---------      ---------
Other comprehensive earnings, net of tax:
     Foreign currency translation adjustments                           (16,877)       (55,521)
                                                                      ---------      ---------
     Unrealized gains (losses) on securities:
         Unrealized holding gains (losses) arising during period         (3,168)        19,483
          Less: reclassification adjustment for gains (losses)
                   included in net earnings                                  --          8,994
                                                                      ---------      ---------
     Unrealized gains (losses) on securities (tax -$1,706 in 2001
         and $5,673 in 2000)                                             (3,168)        10,489
                                                                      ---------      ---------

Other comprehensive earnings                                            (20,045)       (45,032)
                                                                      ---------      ---------
Comprehensive earnings                                                $ 204,946      $ 339,887
                                                                      =========      =========


                                 DOVER CORPORATION AND SUBSIDIARIES
                             CONSOLIDATED STATEMENT OF RETAINED EARNINGS
                                   NINE MONTHS ENDED SEPTEMBER 30,
                                            (000 OMITTED)



                                                                               UNAUDITED
                                                                         2001           2000
                                                                      ----------     ----------
Retained earnings at January 1                                        $3,252,319     $2,830,175
Net earnings                                                             224,991        384,919
                                                                      ----------     ----------
                                                                       3,477,310      3,215,094

Deduct:
   Common stock cash dividends
   $ 0.385 per share ($0.355 in 2000)                                     78,219         72,076
                                                                      ----------     ----------
Retained earnings at end of period                                    $3,399,091     $3,143,018
                                                                      ==========     ==========


See Notes to Consolidated Financial Statements.


                                    4 of 18

                       DOVER CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                  (000 OMITTED)


                                                                UNAUDITED
                                                            September 30, 2001    December 31, 2000
                                                            ------------------    -----------------
Assets:
Current assets:
 Cash & cash equivalents                                      $   221,781           $   181,399
 Marketable securities                                                521                 5,341
 Receivables, net of allowance for doubtful accounts              762,885               903,177
 Inventories                                                      744,495               783,200
 Prepaid expenses                                                 104,742               101,732
                                                              -----------           -----------
    Total current assets                                        1,834,424             1,974,849
                                                              -----------           -----------

Property, plant & equipment (at cost)                           1,752,350             1,683,491
Accumulated depreciation                                         (977,295)             (927,943)
                                                              -----------           -----------
  Net property, plant & equipment                                 775,055               755,548
                                                              -----------           -----------
Goodwill, net of amortization                                   1,904,823             1,896,715
Other intangible assets, net of amortization                      245,701               181,924
Deferred charges & other assets                                    68,099                83,080
                                                              -----------           -----------
                                                              $ 4,828,102           $ 4,892,116
                                                              ===========           ===========

Liabilities:

Current liabilities:
 Notes payable                                                $   212,223           $   839,880
 Current maturities of long-term debt                               9,118                 2,657
 Accounts payable                                                 224,335               277,910
 Accrued compensation & employee benefits                         170,739               178,280
 Accrued insurance                                                 46,918                45,855
 Other accrued expenses                                           253,650               209,247
 Income taxes                                                     119,401                50,811
                                                              -----------           -----------
    Total current liabilities                                   1,036,384             1,604,640
                                                              -----------           -----------
Long-term debt                                                  1,038,649               631,846
Deferred taxes                                                     80,745                67,381
Other deferrals (principally compensation)                        131,425               146,674

Stockholders' equity:
Preferred stock                                                        --                    --
Common stock                                                      237,142               236,944
Additional paid-in surplus                                         53,065                48,552

Cumulative translation adjustments                               (129,588)             (112,711)
Unrealized holding gains (losses)                                     (36)                3,132
                                                              -----------           -----------
Accumulated other comprehensive earnings                         (129,624)             (109,579)
                                                              -----------           -----------
Retained earnings                                               3,399,091             3,252,319
                                                              -----------           -----------
  Subtotal                                                      3,559,674             3,428,236
Less: treasury stock                                            1,018,775               986,661
                                                              -----------           -----------
                                                                2,540,899             2,441,575
                                                              -----------           -----------
                                                              $ 4,828,102           $ 4,892,116
                                                              ===========           ===========


See Notes to Consolidated Financial Statements.


                                    5 of 18

                       DOVER CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                         NINE MONTHS ENDED SEPTEMBER 30,
                                  (000 OMITTED)


                                                                                        UNAUDITED
                                                                                   2001           2000
                                                                                 ---------      ---------
Cash flows from operating activities:
Net earnings                                                                     $ 224,991      $ 384,919
                                                                                 ---------      ---------
Adjustments to reconcile net earnings to net cash from operating activities:
  (Gain) loss on sale of discontinued business, net                                     --         13,595
  Depreciation                                                                     112,485        101,358
  Amortization - goodwill                                                           40,074         36,034
  Amortization  - other                                                             13,204         13,868
  Net increase (decrease) in deferred taxes                                         17,978        (10,587)
  Net increase (decrease) in LIFO reserves                                          (1,653)         1,572
  Increase (decrease) in deferred compensation                                     (27,830)        25,486
  (Gain) loss on sale of business                                                 (172,367)       (12,341)
  Other, net                                                                       (11,114)        (5,943)
  Changes in assets & liabilities (excluding acquisitions and dispositions):
    Decrease (increase) in accounts receivable                                     151,181       (173,837)
    Decrease (increase) in inventories, excluding LIFO reserve                      90,555        (97,621)
    Decrease (increase) in prepaid expenses                                         (2,434)       (13,424)
    Increase (decrease) in accounts payable                                        (62,588)        13,629
    Increase (decrease) in accrued expenses                                           (507)        51,395
    Increase (decrease) in federal & other taxes on income                          44,369         10,414
                                                                                 ---------      ---------
  Total adjustments                                                                191,353        (46,402)
                                                                                 ---------      ---------
Net cash from operating activities                                                 416,344        338,517
                                                                                 ---------      ---------

Cash flows from (used in) investing activities:
  Additions to property, plant & equipment                                        (131,342)      (134,537)
  Acquisitions, net of cash & cash equivalents                                    (268,115)      (314,084)
  Proceeds from sale of business                                                   358,916          1,771
  Proceeds from sale of equity investment                                               --         14,185
                                                                                 ---------      ---------
Net cash from (used in) investing activities                                       (40,541)      (432,665)
                                                                                 ---------      ---------

Cash flows from (used in) financing activities:
  Increase (decrease) in notes payable                                            (630,001)       527,978
  Increase (decrease) in long-term debt                                            401,938         14,465
  Purchase of treasury stock                                                       (32,114)        (3,928)
  Proceeds from exercise of stock options                                            2,975          7,046
  Cash dividends to stockholders                                                   (78,219)       (72,076)
                                                                                 ---------      ---------
Net cash from (used in) financing activities                                      (335,421)       473,485
                                                                                 ---------      ---------

Discontinued operations - tax payments                                                  --       (306,515)
                                                                                 ---------      ---------

Net increase (decrease) in cash & cash equivalents                                  40,382         72,822
Cash & cash equivalents at beginning of period                                     181,399        138,038
                                                                                 ---------      ---------

Cash & cash equivalents at end of period                                         $ 221,781      $ 210,860
                                                                                 =========      =========


See Notes to Consolidated Financial Statements.


                                    6 of 18

                         DOVER CORPORATION CONSOLIDATED
                             MARKET SEGMENT RESULTS
                                   (unaudited)

                                                     Third quarter ended September 30,
                                                     ---------------------------------
                                                                                            Percent
                      SALES                                  2001               2000        Change
                      -----                           ------------------   --------------------------

Dover Technologies                                      $   269,202,000     $  564,988,000      -52%
Dover Industries                                            289,600,000        314,037,000       -8%
Dover Diversified                                           294,558,000        286,772,000        3%
Dover Resources                                             236,574,000        226,311,000        5%

                                                        ---------------     --------------
   Total (after intramarket eliminations)               $ 1,088,554,000     $1,390,486,000      -22%
                                                        ===============     ==============

                    EARNINGS

Dover Technologies                                      $   (53,528,000)    $  116,038,000     -146%
Dover Industries                                             32,598,000         48,762,000      -33%
Dover Diversified                                            21,170,000         39,313,000      -46%
Dover Resources                                              26,517,000         28,985,000       -9%

                                                        ---------------     --------------
   Subtotal                                                  26,757,000        233,098,000      -89%

Gain on sale of equity securities                                    --         13,741,000
Corporate expense                                            (5,429,000)        (7,337,000)     -26%
Net interest expense                                        (17,892,000)       (25,528,000)     -30%
                                                        ---------------     --------------
Earnings before taxes on income                               3,436,000        213,974,000      -98%
Taxes on income                                                 829,000         69,512,000      -99%
                                                        ---------------     --------------
Net earnings - Continuing Operations                          2,607,000        144,462,000      -98%
Loss on sale of discontinued operations, net of tax**                --        (13,595,000)
                                                        ---------------     --------------
Net earnings                                            $     2,607,000      $ 130,867,000      -98%
                                                        ===============     ==============

Net earnings per diluted common share - Continuing               $ 0.01             $ 0.71      -98%
Discontinued                                            $            --            $ (0.07)
                                                        ---------------     --------------
Net earnings per diluted common share                   $          0.01     $         0.64      -98%
                                                        ===============     ==============

Average number of diluted shares outstanding                204,210,000        204,736,000

Impact of acquisition write-offs on diluted EPS:
  EPS - Continuing                                      $          0.01     $         0.71      -99%
    Goodwill write-offs (net of tax)                               0.05               0.04
                                                        ---------------     --------------
  EPS before goodwill                                              0.06               0.75      -92%
    Other acquisition write-offs (net of tax)                      0.05               0.05
                                                        ---------------     --------------
  EPS before all acquisition write-offs                 $          0.11     $         0.80      -86%
                                                        ===============     ==============


** On January 5, 1999, Dover completed the sale of its elevator business to Thyssen Industrie AG for $1.16 billion resulting in a net gain of $523.9 million in 1999. The loss of $13.6 million in 2000 reflects subsequent adjustments to both the purchase price and expenses related to the sale.


                                    7 of 18

                         DOVER CORPORATION CONSOLIDATED
                             MARKET SEGMENT RESULTS
                                   (UNAUDITED)

                                                         Nine months ended September 30,
                                                         -------------------------------
                       SALES                                    2001               2000
                      -----                              -----------------   --------------------------

Dover Technologies                                        $ 1,005,482,000     $1,558,706,000      -35%
Dover Industries                                              888,690,000     $  939,367,000       -5%
Dover Diversified                                             865,555,000        866,722,000
Dover Resources                                               719,265,000        661,973,000        9%

                                                          ---------------     --------------
   Total (after intramarket eliminations)                 $ 3,474,691,000     $4,021,029,000      -14%
                                                          ===============     ==============

                    EARNINGS

Dover Technologies                                        $   ( 4,803,000)    $  311,177,000     -102%
Dover Industries                                              109,990,000        150,679,000      -27%
Dover Diversified                                              78,115,000        116,992,000      -33%
Dover Resources                                                88,381,000         94,538,000       -7%

                                                          ---------------     --------------
   Subtotal                                                   271,683,000        673,386,000      -60%

Gain on dispositions and sale of equity securities            172,367,000         12,341,000
Corporate expense                                             (17,172,000)       (20,454,000)     -16%
Net interest expense                                          (57,460,000)       (62,894,000)      -9%
                                                          ---------------     --------------
Earnings before taxes on income                               369,418,000        602,379,000      -39%
Taxes on Income                                               144,427,000        203,865,000      -29%
                                                          ---------------     --------------
Net earnings - Continuing Operations                          224,991,000        398,514,000      -44%
Loss on sale of discontinued operations, net of tax**                  --        (13,595,000)
                                                          ---------------     --------------
Net earnings                                              $   224,991,000     $  384,919,000      -42%
                                                          ===============     ==============

Net earnings per diluted common share - Continuing *      $          1.10     $         1.95      -44%
Discontinued                                              $            --     $        (0.07)
                                                          ---------------     --------------
Net earnings per diluted common share                     $          1.10     $         1.88      -41%
                                                          ===============     ==============

Average number of diluted shares outstanding                  204,210,000        204,736,000

Impact of acquisition write-offs on diluted EPS:
  EPS - Continuing  *                                     $          1.10     $         1.95      -44%
    Goodwill write-offs (net of tax)                                 0.16               0.14
                                                          ---------------     --------------
  EPS before goodwill  *                                             1.26               2.09      -40%
    Other acquisition write-offs (net of tax)                        0.11               0.12
                                                          ---------------     --------------
  EPS before all acquisition write-offs  *                $          1.37     $         2.21      -38%
                                                          ===============     ==============


*    2001 includes gain on sale of businesses of $.45.

** On January 5, 1999, Dover completed the sale of its elevator business to Thyssen Industrie AG for $1.16 billion resulting in a net gain of $523.9 million in 1999. The loss of $13.6 million in 2000 reflects subsequent adjustments to both the purchase price and expenses related to the sale.


                       DOVER CORPORATION AND SUBSIDIARIES
                       MARKET SEGMENT IDENTIFIABLE ASSETS
                                 (000 OMITTED)

                          UNAUDITED
                        September 30,       December 31,
                            2001                2000
                        -------------       ------------
Dover Technologies       $1,390,516          $1,537,268
Dover Industries          1,130,435           1,088,640
Dover Diversified         1,182,566           1,211,151
Dover Resources             924,216             928,841
Corporate                   200,369             126,316
                         ----------          ----------
Consolidated Total       $4,828,102          $4,892,116
                         ==========          ==========

"Corporate" - principally cash and equivalents and marketable securities.

                                    8 of 18

                                DOVER CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2001


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

NOTE B - Inventory

Inventories, by components, are summarized as follows :


                                      (000 omitted)
                               ------------------------------
                                UNAUDITED
                               September 30,     December 31,
                                  2001               2000
                                 --------           --------

Raw materials                    $295,491           $311,211
Work in progress                  206,688            217,678
Finished goods                    275,429            290,178
                                 --------           --------
Total                             777,608            819,067
Less LIFO reserve                  33,113             35,867
                                 --------           --------
Net amount per balance sheet     $744,495           $783,200
                                 ========           ========


NOTE C - Accumulated other Comprehensive Earnings


Accumulated other comprehensive earnings, by components are summarized as follows:

                                                    UNAUDITED (000 omitted)
                                     -----------------------------------------------
                                     Accumulated
                                        Other                              Unrealized
                                     Comprehensive      Cumulative          Holding
                                      Earnings          Translation          Gains
                                      (losses)          Adjustments         (losses)
                                      ----------        ----------            -----
Beginning balance                     $ (109,579)         (112,711)           3,132
Current-period change                    (20,045)          (16,877)          (3,168)
                                      ----------        ----------            -----
Ending balance                        $ (129,624)       $ (129,588)           $ (36)
                                      ==========        ==========            =====


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

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities", marketable securities are classified as available-for-sale and are recorded at current market value. Net unrealized gains and losses on marketable securities available for sale are credited or charged to Other Comprehensive Earnings.

At September 30, 2001 the fair value, cost basis and gross unrealized losses on available-for-sales securities are approximately $.5 million, $.6 million and $.1 million, respectively.

In June 2000, the FASB issued statement of Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities -- an Amendment of FASB Statement No. 133", effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. The Company has adopted the statement and it has not had a material impact on the consolidated results of operations or financial position and related disclosure requirements.

In July of 2001, the Financial Accounting Standards Board (the "FASB") issued two new standards; SFAS No. 141 "Business Combinations" and SFAS No.142 "Goodwill and Other Intangible Assets." SFAS No. 141 prohibits the pooling-of-interests method of accounting for business combinations and prescribes criteria for the initial recognition and measurement of goodwill and other intangible assets. SFAS No. 141 is effective for all business combinations completed after June 30, 2001. The adoption of SFAS No. 141 for the two third quarter acquisitions did not have a material effect on the Company's financial results.

SFAS No. 142, which is for the Company effective January 1, 2002, establishes new guidelines for accounting for goodwill and other intangible assets. The provisions of SFAS No. 142 state that goodwill and indefinite-lived intangible assets will no longer be amortized and that goodwill and indefinite-lived intangible assets will be tested for impairment at least annually. Transitional goodwill impairment tests must be completed within six months of the date of adoption of SFAS No. 142. The Company is still assessing the potential impact of SFAS No. 142 on its results of operations and financial position.

Goodwill amortization expense for the nine months ended September 30, 2001 was $40.0 million and amortization related to other intangible assets was $13.2 million.

On August 16, 2001, the FASB issued Statement of Financial Accounting Standards SFAS No. 143, "Accounting for Asset Retirement Obligation", which is effective for financial statements issued for fiscal years beginning after June 15, 2002. The pronouncement addresses the recognition and remeasurement of obligations associated with the retirement of a tangible long-lived asset. On October 3, 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which is effective for financial statements issued for fiscal years beginning after December 15, 2001. SFAS 144 applies to all long-lived assets (including discontinued operations) and it develops one accounting model for long-lived assets that are to be disposed of by sale. The Company is currently reviewing these statements to determine their impact on future financial statements.


                                    10 of 18

Item 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS

(1)  MATERIAL CHANGES IN CONSOLIDATED FINANCIAL CONDITION:

The Company's liquidity increased $40.4 million during the first nine months of 2001 as compared to the position at December 31, 2000. Proceeds from dispositions ($358.9) net of the amounts invested in acquisitions ($268.1 million) are the principal reasons for the increase in liquidity.

Working capital increased from $370.2 million at the end of last year to $798.0 million at September 30, 2001, due principally to a reduction in short-term notes payable, offsetting reductions in inventory and receivables of $38.7 million and $140.3 million, respectively. Capital expenditures were $131.3 million for the first nine months of 2001 compared to $134.5 million last year. The working capital increase and capital expenditures were primarily funded by internal cash flow and an increase in long-term debt.

Total debt levels for the quarter and on a year-to-date basis declined by $164 million and $214 million, respectively to $1.26 billion. At September 30, 2001, net debt (defined as long-term debt plus current maturities on long-term debt plus notes payable less cash and equivalents and marketable securities) of $1,037.7 million represented 29% of total capital, a decrease of 5.5% from December 31, 2000. As a result of the favorable impact of the second quarter divestitures on book equity and the cash proceeds from the sales, which were used to reduce debt and fund acquisitions, the Company's net debt to capitalization ratio declined to its lowest level since December 1999. Going forward, this will provide substantial financial flexibility for the Company. Year to date free cash flow was 5.5% of sales.

The Company repurchased 687,200 shares in the open market during the third quarter at an average price of $32.17, for a total of $22.1 million. Year to date repurchases total 934,200 shares at an average price of $33.17, for a total of $31.0 million.

Through the end of the third quarter, Dover has invested on, a net economic basis, a total of $275.2 million in ten add-on and one stand-alone acquisitions. Two of the add-on acquisitions were completed during the quarter at a combined investment of $35.8 million, both in the Dover Diversified segment.

                     DOVER CORPORATION
             ACQUISITIONS - THIRD QUARTER 2001


   DATE     TYPE              ACQUIRED COMPANIES              LOCATION (NEAR)      SEGMENT - OPERATING CO.
-------------------------------------------------------------------------------------------------------------

11-JUL     STOCK              CARRILLO                        SAN CLEMENTE, CA       DDI     PERFORMANCE
                                                                                             MOTORSPORTS

Manufactures steel connecting rods for the professional race market segment.

16-AUG     ASSET              FEDERAL-MOGUL RPB               GLASGOW, SCOTLAND      DDI     WAUKESHA
                                                                                             BEARINGS


Specialized engineering hydrodynamic and magnetic bearings products and services for the power generation, oil/gas, chemical and industrial markets.


(2)   MATERIAL CHANGES IN RESULTS OF OPERATIONS:

The Company earned $.01 per diluted share in the third quarter ended September 30, 2001 compared to $.71 per diluted share from continuing operations in the comparable period last year. Sales in the third quarter were $1.1 billion, a 22% decline from $1.4 billion last year.

On a year to date basis, the Company earned $1.10 per diluted share compared to $1.95 per diluted share from continuing operations in the comparable period last year. Sales in the nine month period ended September 30, 2001 were $3.5 billion, a 14% decline from $4.0 billion last year.

Earnings for the quarter included additions to inventory reserves and other charges of $53.4 million ($34.7 million net of tax), or $.17 per diluted share. Excluding these extra reserves, segment earnings for the quarter were $80.2 million, down 66% or $152.9 million from $233.1 million last year, and net income for


                                    11 of 18
the third quarter was $37.3 million or $.18 per diluted share, down 72% or $98.2 million from $135.5 million last year. These additional reserves recorded in the quarter, principally for inventory and accounts receivable, were required to adjust to current market conditions.

These depressed earnings levels and the need for additional reserves and charges resulted primarily from the continued steep decline in demand in the electronics manufacturing industry served by Dover Technologies. Adding to this was continued market weakness in most of the industrial markets served by the other three Dover segments. While several companies experienced sales slow-downs after the September 11 terrorist attacks, it remains unclear what impact these events will have on the markets the Company serves.

The continuing recession in the electronics industry led to a Dover Technologies' loss of $53.5 million, that included inventory and other reserves of $42.4 million. Dover Diversified's sales improved 3% while earnings declined 46%, after the impact of $5.5 million in reserves. Dover Resources improved sales by 5% on moderating strength in the oil and gas related markets and earnings decreased 9%, after $3 million in reserves. Dover Industries' earnings declined by 33% on an 8% decline in sales, after $2.5 million in reserves. All four segments reported lower sales and lower earnings in the third quarter than in the second quarter.

The two add-on acquisitions completed during the quarter had a negligible impact on net income due to acquisition-related amortization and depreciation, which are typically higher in the first year after acquisition. Acquisitions completed in the last twelve months (October 1, 2000 - September 30, 2001) added $74.3 million in sales for the quarter, with almost no impact on segment earnings after acquisition write-offs. Acquisitions completed in the last twelve months added $155.7 million in sales and $7.7 million in operational profit in the first nine months of 2001.

The Company also reports its pretax earnings on an EBITACQ basis (Earnings before Interest, Taxes, and non-cash charges arising from purchase accounting for Acquisitions). Third quarter EBITACQ of $46 million was 82% lower than the prior year's third quarter. On a year to date basis, EBITACQ of $329 million was 54% lower than the comparable period in the prior year.

The tax rate for the third quarter was 24.1% and 39.1% for the nine months of 2001, as compared to 32.5% for the third quarter 2000 and 33.8% for the first nine months of 2000. The lower quarterly rate for 2001 reflects the impact of higher effective tax rates recorded on reserves in relation to lower earnings as compared to the third quarter in 2000.

DOVER TECHNOLOGIES:

Dover Technologies' third quarter sales decreased 52% or $295.8 million to $269.2 million, generating a loss of $53.5 million (including additional reserves of $42.4 million) compared to earnings of $116.0 million in the same period last year. Reserves were established, primarily for excess and obsolete inventory, and for accounts receivable and other items. The segment loss, excluding these reserves, was $11.1 million. Acquisitions completed in the last year added approximately $31.4 million to sales in the quarter, with a loss of $5.5 million after acquisition write-offs.

On a year to date basis, Dover Technologies' sales decreased $553.2 million or 35% to $1,005.5 million. Nine-month earnings declined from $311.2 million in the prior year to a loss of $4.8 million in the current year. Acquisitions completed in the last year added approximately $71.0 million to year to date sales and a loss of $18.6 million after acquisition write-offs.

Technologies' CBAT business recorded a loss of $39.9 million for the third quarter, including reserves of $27.7 million, compared to earnings of $80.0 million for last year's comparable period. Third quarter sales decreased 61% or $221.7 million to $143.9 million. All CBAT operating companies experienced decreases in sales and all were unprofitable, highlighting the suddenness of the industry-wide collapse in demand. Bookings, at $109.2 million, were down 68% from the same period last year and were 15% lower than the second quarter of 2001. The book-to-bill ratio was .76 for the third quarter. Backlog, at $44.9 million, is approximately 20% of the level reached as recently as mid-2000, and declined 39% from the second quarter. Customer demand for CBAT's capital equipment, particularly in North America, is anemic, as virtually all customers now have excess capacity, put in place during the industry expansion in 1999 and 2000. Since there is no current indication or expectation that this market will improve soon, the substantial


                                    12 of 18
headcount reductions, cost reductions and other organizational actions taken so far will likely be expanded in the fourth quarter.

On a year to date basis, CBAT sales declined $516.8 million or 50% to $519.7 million. A nine-month loss of $43.3 million in the current year compares to earnings of $216.1 million in the prior year. Year to date bookings have declined 61% or $655.3 million to $425.7 million.

In Technologies' SEC business, third quarter sales declined 54% or $79.6 million from the same period last year to $67.9 million and earnings declined $36.1 million to a loss of $9.3 million, which included reserves of $14.2 million. Net bookings in the third quarter of $30.1 million were down 85% from last year and 32% from second quarter of this year. The book-to-bill ratio was .44 for the quarter, leaving backlog at $70.0 million at the end of the period (a 77% decline from last year and a 53% decline from the second quarter). Though a few of the SEC companies were modestly profitable in the third quarter before reserves, the demand for SEC's high-end components, particularly in the datacom/telecom and networking markets, is expected to remain weak. As a result, substantial restructuring costs are also likely to be experienced in SEC in the fourth quarter.

On a year to date basis, SEC sales declined to $332.5 million, after an 11% or $39.0 million decline from the prior year. Nine-month earnings of $34.2 million in the current year compare to earnings of $67.2 million in the prior year. Year to date bookings declined 70% from $550.2 to $166.0 million.

Imaje, the French-based industrial ink-jet printer and ink manufacturer, had a third quarter sales increase of 14% with earnings decreasing 10% compared with last year (measured in local currency) due to additional severance and inventory charges.

DOVER INDUSTRIES:

Dover Industries' third quarter sales declined 8% or $24.4 million to $289.6 million and segment income declined 33% or $16.2 million to $32.6 million compared to the same period last year. Before the effect of write-offs of $2.5 million, primarily for inventory obsolescence in two companies, segment income was $35.1 million, a decline of 28% from the prior year. Segment bookings were down 13% to $269.6 million and the book-to-bill ratio was .93 for the current quarter. Backlog decreased 1% from last year and 9% from the second quarter to $187 million. Acquisitions completed in the last year added approximately $19.3 million to sales in the quarter, with almost no impact on segment earnings after acquisition write-offs.

On a year to date basis, Industries' sales declined 5% to $888.7 million from $939.4 million in the prior year contributing to an earnings decline of 27% or $40.7 million to $110.0 million. Year to date segment bookings were down 2% to $889.0 million. Acquisitions completed in the last year added approximately $37.4 million to year to date sales with almost no impact on segment earnings after acquisition write-offs.

All companies owned for a full year had lower results in the quarter than in the comparable period last year due to weak markets, except for Rotary Lift, which has gained market share and managed margins extremely well in a down market. However, with weakness in the later half of September, Rotary's outlook is unclear even as compared to a weak prior year fourth quarter.

Heil Environmental, while maintaining very respectable margins overall, repeated this year's string of lower quarterly sales and earnings comparisons to a record prior year. Sequentially, third quarter earnings were substantially behind this year's second quarter but better than the first. Marathon, influenced by similar market factors also turned in weaker comparisons. Heil Trailer was unable to repeat its favorable comparisons to last year and the prior quarter, as its market remains quite weak.

In the quarter, Tipper Tie experienced substantial improvement from the second quarter as the impact of the "mad cow" disease scare on its European market has abated, but still had negative comparisons to the prior year. Texas Hydraulics which supplies hydraulic cylinders to a variety of industrial markets, with a concentration in aerial man-lifts, is experiencing very weak markets.

Triton continued to perform below expectations, and implemented a substantial headcount reduction in the quarter as part of its recovery strategy. Somero's recent results and prospects have been badly hurt by the sharp drop in commercial construction.


                                    13 of 18

DOVER DIVERSIFIED:

Dover Diversified's third quarter sales improved 3% or $7.8 million to $294.6 million. After adjusting for the disposition of A-C Compressor in the second quarter of 2001 sales, increased 12% or $31.8 million from the prior year. Segment income decreased to $21.2 million, a 46% decline compared to the same period last year. Excluding non-recurring reserves of $5.5 million segment income decreased 32% or $12.6 million. The reserves were primarily for excess and obsolete inventory in businesses impacted by prolonged market downturns. After adjusting for the second quarter A-C Compressor disposition, bookings in the quarter were up 16% to $306.7 million and the book-to-bill ratio was favorable at 1.04; backlog at the end of the quarter of $400.2 million was 17% higher than last year and 5% higher than the second quarter. Acquisitions completed in the last year added approximately $18.3 million to sales in the quarter, with almost no impact on segment earnings after acquisition write-offs.

On a year to date basis, Diversified's sales were consistent with prior year levels at $866.0 million. However, nine-month earnings have declined 33% to $78.1 million from $117.0 million in the comparable period last year. The third quarter reserves and the earnings declines at Crenlo and Belvac more that offset improvements at Hill Phoenix, Performance Motorsports and Sargent. After adjusting for the second quarter A-C Compressor disposition, year to date bookings were up 8% to $870.6 million. Acquisitions completed in the last year added approximately $33.0 million to year to date sales, with almost no impact on segment earnings after acquisition write-offs.

The third quarter earnings decline at Diversified was predominantly due to very unfavorable comparisons at Crenlo, which has reported significant operating losses in each quarter this year, as compared to the mid-teens margins it reported last year. This is due to a decline in its electronics enclosures business, and weak demand in its agricultural and construction equipment cab business. A turnaround focused on realigning costs with the current market environment is being executed by Diversified management.

Tranter's earnings comparisons to the prior year deteriorated in the third quarter due to weakness in the broad industrial market it serves. Tranter's earnings were also hurt by U.S dollar strength both as it relates to the translation of its large Swedish based operations, and the impact of increased price competition in domestic markets. At Mark Andy, weak capital spending for printing machines has hurt margins, driving unfavorable comparisons.

Third quarter operating performance at Sargent, Performance Motorsports, and particularly Hill Phoenix, was strong in both absolute and comparative terms, though the degree to which the outlook for each has been tempered recently by the deteriorating market environment is uncertain.


DOVER RESOURCES:

Dover Resources' third quarter sales increased 5% or $10.3 million to $236.6 million, and segment earnings of $26.5 million represented a 9% decline from last year. Excluding inventory and other reserves of $3 million, earnings increased slightly from last year. The reserves established in the third quarter were for excess inventory in markets where weak demand has been experienced for prolonged periods. Segment bookings in the quarter were up 4% to $225.7 million and the book-to-bill ratio was .95. Backlog is $102.2 million, a 5% increase from last year and a 9% decrease from the second quarter. Acquisitions completed in the last year added approximately $5.4 million to sales in the quarter, with almost no impact on segment earnings after acquisition write-offs.

On a year to date basis, Dover Resources' sales improved $57.3 million or 9% to $719.3 million, while year to date earnings declined $6.2 million or 7% to $88.3 million. Approximately 50% of the year to date decline is attributable to the third quarter inventory and other reserves of $3 million. Segment bookings in the nine-month period ended September 30, 2001 improved 8%, or $55.1 million to $722.5 million. Acquisitions completed during the year added approximately $14.2 million to year to date sales with almost no impact on segment earnings after acquisition write-offs.

In the third quarter, Resources' oil and gas related businesses (Petroleum Equipment Group, C. Lee Cook and Quartzdyne) again reported substantially higher sales and earnings compared to the same period last year. Though market demand is higher than last year, third quarter results were not as strong as those of this year's second quarter, as rig count declines and lower energy prices have led to a somewhat less robust short-term outlook.


                                    14 of 18

Weakness in transportation related markets negatively impacted OPW Fluid Transfer's comparisons to the prior year again this quarter, though results were essentially flat with the prior quarter. Weak demand from automotive component and capital equipment markets have suppressed results all year at De-Sta-Co Manufacturing and De-Sta-Co Industries, and trends worsened at the end of the third quarter. OPW Fueling Components, which had favorable comparisons to the prior period last quarter, was on track for a similarly favorable result this quarter. However, it operates with very low backlog, and orders fell dramatically in the second half of September. Wilden, which has had comparable margins to the prior year throughout 2001 despite somewhat weaker markets, also operates with low backlogs and saw demand decline dramatically in September.

A noticeable operating profit improvement in the quarter was experienced at Duncan, against weak comparable prior period performance.


OUTLOOK:

Despite the projected earnings fall-off for the year, the Company's operating cash flow is projected to increase over last year, primarily due to significant reductions in working capital levels, and to a lesser extent lower capital spending. While several operating companies experienced sales slow-downs after the September 11 terrorist attacks, it remains unclear what impact these events will have on the Company's markets. Given the uncertain environment, the Company is focusing on cash and balance sheet management with increased intensity. In addition to exercising appropriate constraints on capital spending and the intensified focus on working capital, the Company has temporarily limited spending on acquisitions. Acquisitions remain a critical component of the Company's growth strategy, and will resume when the economic environment stabilizes. Meanwhile the Company continues to search for transactions that have compelling shareholder value enhancing economics.


                                    15 of 18

Special Notes Regarding Forward Looking Statements

This Quarterly Report on Form 10-Q, the Annual Report on Form 10-K and the documents that are incorporated by reference, particularly sections of any report under the headings "Outlook" or "Management's Discussion and Analysis", contain forward-looking statements within the meaning of the Securities Act of 1933, as amended, and the Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. Such statements relate to, among other things, industries in which the Company operates, the U.S. and global economies, earnings, cash flow and operating improvements and may be indicated by words or phrases such as "anticipates", "supports", "plans", "projects", "expects", "should", "hope", "forecast", "Dover believes", "management is of the opinion" and similar words or phrases. Such statements may also be made by management orally. Forward-looking statements are subject to inherent uncertainties and risks, including among others: continuing impact from the terrorist events of September 11, 2001 on the worldwide economy; increasing price and product/service competition by foreign and domestic competitors, including new entrants; technological developments and changes; the ability to continue to introduce competitive new products and services on a timely, cost effective basis; the mix of products/services; the achievement of lower costs and expenses; domestic and foreign governmental and public policy changes including environmental regulations; protection and validity of patent and other intellectual property rights; the continued success of the Company's acquisition program; the cyclical nature of the Company's business; and the outcome of pending and future litigation and governmental proceedings. In addition, such statements could be affected by general industry and market conditions and growth rates, and general domestic and international economic conditions including interest rate and currency exchange rate fluctuations. In light of these risks and uncertainties, actual events and results may vary significantly from those included in or contemplated or implied by such statements. Readers are cautioned not to place undue reliance on such forward-looking statements. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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


                                    16 of 18

PART II OTHER INFORMATION

Item 5. Other Information

See also 2000 Annual Report page 23.


                               DOVER CORPORATION
                               OPERATIONAL INCOME

                           (in millions) (unaudited)


                                          2001 - NINE MONTHS           2000 - NINE MONTHS              2000 - FULL YEAR
                                      -------------------------     -------------------------     -------------------------
                                       SALES      INCOME      %      SALES      INCOME      %      SALES      INCOME     %
                                       -----      ------      -      -----      ------      -      -----      ------     -
 Circuit board assembly/test          $  520      $(41)      (8)    $1,037       $216      21     $1,369       $265      19
 Electronic components                   333        36       11        372         71      19        531        104      20
 Marking                                 153        39       25        151         48      32        200         60      30
                                      -------------------------     -------------------------     -------------------------
DOVER TECHNOLOGIES                     1,006        34        3      1,560        335      21      2,100        429      20
DOVER INDUSTRIES                         889       132       15        939        169      15      1,246        224      18
DOVER DIVERSIFIED                        866        99       11        867        138      16      1,176        194      17
DOVER RESOURCES                          719       112       16        662        117      18        887        149      17
                                      -------------------------     -------------------------     -------------------------
OPERATIONAL SUBTOTAL (AFTER ELIM.)    $3,475     $377        11     $4,021       $759      19     $5,401       $996      18
                                      -------------------------     -------------------------     -------------------------
CORPORATES AND OTHER                              (48)                            (37)                          (49)
                                                 ----                            ----                          ----
EBITACQ                                          $329                            $722                          $947
                                                 ====                            ====                          ====

 "Operational Income" - differs from segment operating profits because it excludes all non-cash write-offs relating to acquisitions, the expenses of each segment's corporate group, and foreign exchange gains or losses.
 "EBITACQ" - earnings before taxes, interest, acquisitions write-offs and non-recurring gains.

                                          2001 - NINE MONTHS               2000 - NINE MONTHS             2000 - FULL YEAR
                                       ------------------------        -------------------------      --------------------------
                                            Tax Deductible                    Tax Deductible                 Tax Deductible
                                            --------------                    --------------                 --------------
                                       Total    Yes    No    Tax       Total    Yes    No    Tax       Total    Yes    No    Tax

EBIT                                  $254                   $164      $653                  $221      $  851                $267

ACQUISITION RELATED:
 GOODWILL AMORTIZATION                  40       19    21       7        36      17    18       8          40     24    25      9
                                     ----------------------------      --------------------------      --------------------------
 OTHER AMORTIZATION                     12                               13                                15
 DEPRECIATION                           12                               12                                18
 INVENTORY WRITE-OFFS                   11                                8                                14
                                     ----------------------------      --------------------------      --------------------------
SUBTOTAL OTHER WRITE-OFFS               35       32     3      11        33      26     7       9          47     38     9     13

TOTAL ACQUISITION WRITE-OFFS            75       51    24      18        69      43    28      15          96     62    34     22
                                     ----------------------------      --------------------------      --------------------------
EBITACQ                                329                   $182       722                  $238         947                $289
                                                             ----                            ----                            ----
 OTHER DEPRECIATION                   100                                89                               118
 OTHER AMORTIZATION                     1                                 1                                 3
                                     ----                              ----                            ------
EBITDAI                               450                               812                             1,088
                                     ----                              ----                            ------
 INVENTORY WRITE-OFFS                 (11)                               (8)                              (14)
                                     ----                              ----                            ------
EBITDA                               $419                              $804                            $1,054
                                     ====                              ====                            ======

"EBIT" - REPRESENTS EARNINGS BEFORE INTEREST AND TAXES.

"EBITACQ" - REPRESENTS EARNINGS BEFORE INTEREST, TAXES AND ACQUISITION
WRITE-OFFS.

"EBITDAI" - REPRESENTS EARNINGS BEFORE INTEREST, TAXES, DEPRECIATION, AMORTIZATION AND INVENTORY WRITE-OFFS.

"EBITDA" - REPRESENTS EARNINGS BEFORE INTEREST, TAXES, DEPRECIATION AND AMORTIZATION.

EBIT, EBITACQ, EBITDAI AND EBITDA - ALL EXCLUDE GAINS (LOSSES) ON SALE OF BUSINESSES AND EQUITY INVESTMENT.









                                     17 of 18

Item 6.     Exhibits and Reports on Form 8-K

      None.




                                   Signatures


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             DOVER CORPORATION




Date:    October 17, 2001                    /s/ David S. Smith
        -----------------                    ----------------------------------
                                             David S, Smith, Chief Financial
                                             Officer, Vice President, Finance






Date:   October 17, 2001                     /s/ Raymond T, McKay
        -----------------                    ----------------------------------
                                             Raymond T. McKay
                                             Assistant Controller







                                    18 of 18