Form 10-K
period 2001-12-31
DOVER CORP
filed 2002-03-01
CIK 29905

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2001

OR

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                 to                .

Commission File No. 1-4018

DOVER CORPORATION
(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of Incorporation or organization)	53-0257888 (I.R.S. Employer Identification No.)

280 Park Avenue, New York, NY (Address of principal executive offices)	10017 (Zip Code)

Registrant’s telephone number, including area code
(212) 922-1640

Securities registered pursuant to Section 12(b) of the Act:

Name of each exchange
Title of each class	on which registered

Common Stock, par value $1.	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

Title of class

None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past ninety days. Yes X   No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

1 of 59

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of the close of business February 28, 2002 was $8,019,804,284. Registrant’s closing price as reported on the New York Stock Exchange-Composite Transactions for February 28, 2002 was $39.57 per share.

The number of outstanding shares of the Registrant’s common stock as of February 28, 2002 was 202,673,851.

DOCUMENTS INCORPORATED BY REFERENCE

Part III -	Certain portions of the Proxy Statement for Annual Meeting of Stockholders to be held on April 23, 2002 (the “2002 Proxy Statement”)

Special Notes Regarding Forward Looking Statements

     This Annual Report on Form 10-K within the meaning of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. Such statements relate to, among other things, industries in which the Company operates, the U.S. and global economies, earnings, cash flow and operating improvements and may be indicated by words or phrases such as “anticipates,” “supports”, “plans”, “projects”, “expects”, “should”, “hope”, “forecast”, “Dover believes”, “management is of the opinion” and similar words or phrases. Forward-looking statements are subject to inherent uncertainties and risks, including among others: continuing impact from the terrorist events of September 11, 2001 on the worldwide economy; increasing price and product/service competition by foreign competitors, including new entrants caused in part by the strong U.S. dollar; technological developments and changes; the ability to continue to introduce competitive new products and services on a timely, cost effective basis; the relative mix of products/services which impacts margins and operating efficiencies; the achievement of lower costs and expenses; domestic and foreign governmental and public policy changes including environmental regulations; protection and validity of patent and other intellectual property rights; the continued success of the Company’s acquisition program; the cyclical nature of some of the Company’s business; and the outcome of pending and future litigation and governmental proceedings. In addition, such statements could be affected by general industry and market conditions and growth rates, and general domestic and international economic conditions including interest rate and currency exchange rate fluctuations. In light of these risks and uncertainties, actual events and results may vary significantly from those included in or contemplated or implied by such statements. Readers are cautioned not to place undue reliance on such forward-looking statements. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

2 of 59

PART I

Item 1. Business

Overview
Dover Corporation (“Dover” or the “Company”), originally incorporated in 1947 in the State of Delaware, is a diversified industrial manufacturing corporation encompassing 49 operating companies which manufacture a broad range of specialized industrial products and sophisticated manufacturing equipment and provide a range of related services.

The Company’s businesses are divided into four business segments. Dover Diversified builds packaging and printing machinery, heat transfer equipment, food refrigeration and display cases, specialized bearings, construction and agricultural cabs, as well as sophisticated products for use in the defense, aerospace and automotive industries. Dover Industries makes products for use in the waste handling, bulk transport, automotive service, commercial food service and packaging, welding, cash dispenser and construction industries. Dover Resources manufactures products primarily for the automotive, fluid handling, petroleum, winch and chemical equipment industries. Dover Technologies builds sophisticated automated assembly and testing equipment and specialized electronic components for the electronics industry, and industrial printers for coding and marking. Dover Elevator was sold to Thyssen Industrie AG on January 5, 1999.

In general, the Company’s businesses are leaders in their defined market niche, manufacture high-end, value-added industrial products rather than commodities, and are focused on growth and strong internal cash flow generation. The Company has historically been able to generate cash flow in excess of its ongoing needs, including capital expenditures. The first priority for the Company’s cash flow is reinvestment in existing businesses for high return. The second use of excess cash flow is for acquisitions. The Company has a long-standing and successful acquisition program, which traditionally focused on acquiring new or stand-alone businesses. However, since 1992, increased emphasis has been placed on acquiring businesses that can be added on to existing operations. From January 1, 1997 through December 31, 2001, the Company made 84 acquisitions at a total acquisition cost of $2,194 million. In 2001, the Company completed 1 stand-alone and 11 add-on acquisitions at a total cost of about $282 million. For more detail regarding acquisitions completed over the past three years, see Note 2 to the Consolidated Financial Statements in Item No. 8. These acquisitions have had a substantial impact on the Company’s increase in sales and earnings since 1996. The Company aims to acquire and develop “platform” businesses, which are marked by growth, innovation and higher than average profit margins. It seeks to have each of its businesses be a leader in its market as measured by market share, innovation, profitability and return on assets. Lastly, the Company manages its cash flow so that external debt levels and its capital structure to support continued ready access to the capital markets.

The Company practices a highly decentralized management style. The presidents of operating companies are very autonomous and have a high level of independent responsibility for their businesses and their performance. This is in keeping with the Company’s operating philosophy that independent operations are better able to serve customers by focusing closely on their products and reacting quickly to customer needs. The Company’s executive management’s role is to provide management oversight, allocate and manage capital, assist in major acquisitions, evaluate, motivate and, as necessary, replace operating management and provide selected other services.

Business Segments
The Company groups its products and services by industry into four market segments: Dover Technologies, Dover Industries, Dover Diversified, and Dover Resources, described below. For more information on these segments and their products, sales, markets served, earnings before tax and total assets for the five years ended December 31, 2001, see Note 15 to the Consolidated Financial Statements in Item No. 8 and Management’s Discussion and Analysis in Item No. 7.

Dover Technologies
Dover Technologies is comprised of eleven stand-alone operating companies that manufacture products in three broad groupings: Circuit Board Assembly and Test equipment, Specialized Electronic Components, and Marking and Imaging systems. In 2001, Dover Technologies made three add-on acquisitions: Markpoint and Adhoc (Imaje) and MultiTest (Everett Charles). A description of each stand-alone operating company is provided below:

Circuit Board Assembly and Test (CBAT)
Universal Instruments manufactures high speed precision machinery used to place components onto printed circuit boards and produce semiconductor packages. Its products include thru-hole component assembly machines, surface mount assembly machines, odd component assembly cells as well as die attach and die sorting machinery. It also provides complete assembly lines by integrating all machinery and software necessary to provide a complete assembly solution. The Universal Surface Mount Laboratory provides process solutions and supports a consortium of more than 30

3 of 59

leading electronic manufacturing companies who develop advanced packaging. Universal manufactures in the U.S. and Switzerland and operates throughout the world with sales and service operations in more than 30 countries.

DEK makes high speed precision screen printers and related consumables used to apply solder paste and epoxy glue at the start of the printed circuit board assembly process. Advanced applications include printing solder paste bumps onto semiconductor wafers used in the “flip chip” process and depositing “balls” onto “ball grid” array packages. DEK manufactures in the U.K. and has sales/service offices throughout Europe, North America and Asia Pacific, with a network of distributors and agents providing further support in these territories.

Everett Charles Technologies makes machines, test fixtures and related products used in testing “bare” and “loaded” electronic circuit boards. Machines are built in the U.S. and Europe and test fixtures are made at ten locations worldwide. Products are marketed directly on a worldwide basis.

OK International manufactures specialized and manual industrial tools for the electronics workbench, including precision manual soldering and desoldering tools, ball grid array rework and inspection stations, fluid dispensing systems, static control and ionization equipment, and wirewrap tools and other hand tools. Products are made at various U.S. locations for sales to customers in the electronics, aerospace and telecom industries, through sales organizations around the world who manage distributors and independent representatives.

Vitronics-Soltec manufactures automated soldering systems for high volume electronic circuit board manufacturing. With factories in the U.S. and Holland, it makes wave soldering machines used for thru-hole and double-sided surface mount printed circuits, reflow soldering systems used for standard surface mount circuits and selective soldering systems used to automatically solder large odd-shaped components often used in the automotive and telecom industries. Vitronics-Soltec has sales/service offices in Europe, North America and Asia and sells direct to customers.

Specialty Electronic Components (SEC)
Quadrant Technologies makes high frequency engineered components and subsystems, including frequency generation and control components using quartz crystal and surface acoustic wave (SAW) technologies, single and multilayer high frequency capacitors, microwave synthesizers (multiple frequency generators), and microwave and millimeter wave transceivers. Products are made in the U.S. and Germany at multiple locations for direct sale to the global telecom/datacom industry, both wired and wireless.

K&L Microwave designs and manufactures a wide range of radio frequency and microwave filters including ceramic and dielectric resonator units, duplexers and diplexers, combiners, receive multicouplers, directional couplers and wireless subassemblies for cellular base stations. In addition to serving the wireless industry, K&L sells to numerous military and aerospace customers. K&L has manufacturing activities in the U.S. and Dominican Republic and sells its products worldwide through representatives.

Novacap is a specialty manufacturer of multilayer ceramic capacitors and planar arrays for commercial and high voltage, high reliability applications. It makes products in the U.S. and the U.K., and sells through both representatives and distributors worldwide to telecom/datacom equipment, implanted medical products, aerospace and automotive manufacturers.

DT Magnetics is a manufacturer of specialty ferrite core transformers with operations in the U.S. and Dominican Republic. Its primary customers are in the telecom/datacom and industrial electronics markets with sales made through manufacturer’s representatives throughout North America.

Dow-Key Microwave is a specialty manufacturer of microwave electro-mechanical switches for use in the medical, wireless, military and high-reliability space industries. Design and manufacturing operations are in the U.S. and sales are made worldwide through representatives.

Marking and Imaging
Imaje is a major worldwide supplier of industrial inkjet marking and coding systems. Its primary product is a Continuous Ink Jet (CIJ) printer, which is used for marking of variable information (such as date codes or serial numbers) on consumer products. Markpoint, acquired in 2001, added two new technologies to Imaje’s product lineup: Drop on Demand (DOD) printers and thermal printers used for marking on secondary packaging such as cartons. Imaje’s markets are very broad and include food, beverage, cosmetics, pharmaceutical, electronics, automotive and other applications where variable marking is required. Products are made in France, Sweden, U.S. and China, where Imaje engages in both printer assembly and the formulation of ink. Imaje’s direct sales/service network has subsidiaries in 29 countries. With distributors, Imaje sells in over 90 countries.

4 of 59

Dover Industries
Dover Industries is comprised of fourteen stand-alone operating companies that manufacture a diverse mix of equipment and components for use in the waste handling, bulk transport, automotive service, commercial food service, packaging, and construction equipment industries. In 2001 Dover Industries made one stand-alone acquisition, Kurz Kasch, Inc., and acquired two add-on businesses: Schreiber Engineering (DovaTech) and Bayne Machine Works, Inc. (Heil Environmental). In April of 2001, Dover Industries sold the welding products business of DovaTech. A description of each stand-alone operating company is provided below:

Major Units
Heil Environmental manufactures a wide variety of refuse collection bodies (garbage trucks) including front loaders, rear loaders, side loaders, and recycling units. Heil Environmental sells its products to municipal customers, national accounts, and independent waste haulers through a network of distributors, and directly in certain geographic areas. Products are manufactured in the U.S., for sales primarily in North America, and in the U.K. and Thailand for the European and Far Eastern Markets.

Marathon Equipment manufactures on-site waste management and recycling systems, including a variety of stationary compactors, roll-off hoists and vertical, horizontal and two ram balers. Equipment is manufactured and sold primarily in the U.S. to distribution centers, malls, stadiums, arenas, hotels/motels, warehouses, office complexes, apartment buildings, retail stores, businesses, and recycling centers.

Heil Trailer International produces a complete line of tank trailers including aluminum, stainless steel and steel trailers that carry petroleum, chemical, edible, dry bulk, waste and oil field products. Trailers are marketed directly to customers in the construction, trucking, railroad, oil, recovery and heavy haul industries, as well as to various government agencies, primarily through distributors, both domestically and internationally. Heil Trailer has manufacturing facilities on four continents.

Rotary Lift manufactures a wide range of vehicle lifts, sold primarily through channels of light-duty and heavy-duty equipment distributors, with products supplied to a wide variety of markets including independent service and repair shops, national chains and franchised service facilities, new car and truck dealers, national and local governments, and government maintenance and repair locations. Rotary has manufacturing operations located in the U.S. and Italy and sells primarily in the Americas and Europe.

PDQ Manufacturing, Inc. manufactures touch free vehicle wash systems, which are sold primarily in the U.S. and Canada to major oil companies as well as to distributors. Sales are made through an industry distribution network that installs the equipment and provides after-sale service and support.

Tipper Tie develops and manufactures a wide variety of packaging machinery which employs a clip as the means of flexible package closure. These machines and clips are sold worldwide primarily for use with meat, poultry and other food products. Tipper Tie also produces industrial wire products and a line of woven netting products used in many industries, including the meat and poultry, horticulture, Christmas tree, and environmental markets. International sales currently generate over 50% of total sales.

Other Units
Chief Automotive Systems manufactures vehicle collision measuring and repair systems, including pulling equipment, and computerized and mechanical measuring systems. Chief markets its equipment worldwide in over 40 countries throughout Europe, Asia and the Americas, utilizing a direct sales, service and training organization, as well as through distributors.

Randell produces commercial foodservice equipment for use in both food preservation (storage) and food preparation, including commercial refrigerators and freezers, hot food holding equipment, ventilation, display cases, beer dispensing equipment, conveyorized pizza ovens, and custom stainless steel counters. Randell’s products are sold through distributors primarily in North and South America.

Groen manufactures commercial food service cooking equipment, primarily steam-jacketed kettles and tilting braising pans, at one U.S. facility. Groen primarily serves the domestic institutional and commercial food industry and markets its products through a network of distributors and sales agents, as well as a direct sales force.

Texas Hydraulics manufactures highly engineered welded hydraulic cylinders for sale to the work platform, aerial utility truck, material handling, construction, and mining industry OEM’s throughout North America. Cylinders are manufactured in Texas and Tennessee for sale directly to customers and through distributors in North America.

5 of 59

Triton Systems manufactures small footprint cash-dispensing automatic teller machines (“ATMs”) for off-premise locations such as convenience stores, airports, hotels, restaurants, shopping centers and casinos. The company has more than 55,000 installations in over 15 countries worldwide. Triton sells through an independent sales organization for installation throughout the world, although the primary markets are North America, Australia and the U.K.

Kurz-Kasch manufactures electromagnetic products and specialty plastic components, primarily electromagnetic stators that regulate electronic fuel injectors, electronic fuel pumps for the heavy truck and automotive industries, phenolic brake pistons and electronic valve assemblies. Kurz-Kasch also manufactures specialty plastic components used in aerospace, electrical, telecommunications and other industries. All products are manufactured in the U.S. and sold direct to OEM’s.

DovaTech produces industrial CO2 lasers used for cutting, welding, drilling and cladding processes in the aerospace, automotive, heavy equipment and sheet metal fabrication industries, YAG lasers used in a variety of micromachining, marking, engraving, diamond processing, welding and cutting applications, and related equipment used to control the temperature of industrial lasers, machine tools, welding equipment, machinery coolants, plastic injection molding equipment and medical diagnostic equipment. All products are made in the U.S. for sale directly and through distributors in North America and Europe.

Somero Enterprises manufactures highly specialized laser guided concrete spreading equipment used in the commercial construction industry. Products are built in the U.S. and sold through a direct sales force, sales representatives and dealers.

Dover Diversified
Dover Diversified’s ten stand-alone operating companies manufacture equipment and components for industrial, commercial and defense applications. In 2001, Dover Diversified companies completed five “add-on” acquisitions: Comco (Mark Andy), Tisma Machinery (SWF), Carillo and Perfect Bore (Performance Motorsports) and Federal Mogul RPB (Waukesha). In May of 2001, Dover Diversified sold an operating company, AC Compressor, that produced specialized centrifugal, oil free screw and rotary compressors. A description of each continuing stand-alone operating company is provided below:

Major Units
Tranter manufactures three distinct types of heat transfer products for a wide range of applications in a variety of industries. The Gasketed & Welded products, plate and frame heat exchangers, welded surface heat exchangers, and all-welded plate heat exchangers are made in the U.S., Sweden and the U.K. The Brazed Products group’s facilities in Sweden, Switzerland, the U.S. and Malaysia produce copper-brazed and nickel-brazed heat exchangers, and small gasketed heat exchangers. Radiator Products manufactures radiators to cool oil-filled electrical transformers and has two facilities in North America. The majority of Tranters’ sales are equally divided between the U.S and European markets. Tranter’s products are sold by a direct sales force in the North American market, through wholly owned sales companies in European and Asian markets and through sales agents and manufacturing representatives in other parts of the world.

Sargent supplies hydraulic power aerospace and fluid control components to the aerospace and marine marketplace. From six U.S. locations, these businesses produce quiet hydraulic components for U.S. submarines, hydraulic valves and actuators for aircraft, space and amphibious assault vehicles, landing gear hydraulic components, self-lubricating bearings for aircraft, pneumatic rings and seals for aircraft engines, and various other precision engineered components. These businesses share common customers throughout the commercial aerospace and defense industries and sell generally on a direct basis throughout the world.

Hill Phoenix’s six U.S. manufacturing facilities provide refrigeration systems, display cases, walk-in coolers and freezers, electrical distribution products, and engineering services for sale to the supermarket industry, as well as commercial/industrial refrigeration and convenience store customers. Hill Phoenix sells equipment primarily in North America directly to the end user with a small percentage of sales through independent distributors.

Mark Andy manufactures printing equipment and accessories primarily for the specialty packaging-printing segment at three locations in the U.S. and Europe. The company specializes in the fabrication of narrow web printing presses used for producing pressure sensitive labels for the food, cosmetic, pharmaceutical and logistics (inventory, transportation, baggage handling) markets, as well as dry offset printing machines used in direct printing on rigid plastic containers (cups, tubs, lids and tubes) and color measurement control systems for printing presses. Products are sold primarily in the Americas and Europe through distributors.

Performance Motorsports sells primarily pistons, and other engine components into motor-sport and power-sport markets that include high performance racing, motorcycles, all-terrain vehicles, snowmobiles and watercraft. Performance Motorsports products include forged and cast pistons, connecting rods, and liners along with their complimentary

6 of 59

components, including, piston rings, bearings, gaskets, and a variety of other internal valve train and engine components, as well as suspension, braking, clutching, and chassis components. Products are manufactured in the U.S. and Europe for sale through distributors.

Waukesha Bearings Corporation manufactures bearings for certain rotating machinery applications including turbo machinery, motors and generators, for use in the industrial, utility, naval and commercial marine industries. Waukesha’s product lines include polymer, ceramic and magnetic designs for specific customer applications, as well as hydrodynamic bearing design applications. Waukesha’s Hydratight Sweeney business makes manual and hydraulic bolt tightening devices, and its Central Research Laboratories business makes remote control manipulators for hazardous or sterile environments. The company operates manufacturing facilities in the U.S. and the U.K. and sales are made primarily in Europe and North America both directly and through agents in several different countries.

Crenlo fabricates operator cabs and rollover structures for sale to OEM manufacturers in the construction, agriculture, and commercial equipment markets, such as Caterpillar, Deere & Company, and Case New Holland. In addition, Crenlo produces “build-per-print” high volume sheet metal enclosures for the electronics, telecommunications and electrical markets. Crenlo operates two manufacturing facilities in the U.S., which is its primary market.

Other Units
Belvac manufactures systems in the U.S. to provide beverage canmakers with high-speed trimming, necking, base reprofiling and reforming, shaping, bottom rim coating, flanging and inspection capabilities.

SWF Companies manufactures packaging automation machinery utilized in forming, loading and sealing folding carton stock and corrugated board packaging. SWF’s products are sold primarily in the U.S. through direct representation as well as indirect channels. Approximately 30% of the Company’s machines are installed and operated outside of North America.

Langbein & Engelbracht (L&E), based in Germany, assembles and installs custom pollution and air handling systems used in paper mills, paint shops and environmental control equipment for various industrial applications. L&E primarily serves the paper, automotive and process engineering markets throughout the world.

Dover Resources
Dover Resources’ fourteen stand-alone operating companies manufacture components and equipment primarily for the oil and gas production industry, the petroleum retailing industry, the process industries, the automotive industries, and select commercial markets. During 2001, Dover Resources completed one add-on acquisition, CPI Products (De-Sta-Co Industries). A description of each stand-alone operating company is provided below:

Major Units
The Petroleum Equipment Group (“PEG”) consists of four operating units, Norris, Alberta Oil Tool (“AOT”), Norriseal and Ferguson-Beauregard, which primarily serve the upstream oil and gas production industry. Norris and AOT produce forged steel sucker rods, integral parts of artificial lift systems used primarily in on-shore oil and gas production. Norriseal provides control valves, butterfly valves, and control instrumentation primarily for oil and gas production applications, and, to a lesser extent, the general industrial, refining, chemical processing and marine markets. Ferguson-Beauregard provides products that improve production from natural gas wells, and electronic well controllers for remotely monitoring, controlling and optimizing production from natural gas fields. Sales are made both directly to customers and through various distribution channels. PEG’s market is global, but sales are predominantly in North America, with the bulk of international sales occurring in South America.

OPW Fueling Components Group is a leading global supplier of gasoline dispensing nozzles, related fueling components and systems and underground secondary containment products for service stations, including conventional gasoline nozzles, vapor recovery nozzles, swivels, breakaways, and a complete line of valves and connectors used on gasoline storage tanks. Its Petro Vend unit provides automated fuel management systems to oil companies and commercial and private refueling operations around the world. Its products are marketed globally through a network of distributors and company sales offices, although sales are predominantly in Europe and the Americas.

De-Sta-Co Industries manufactures and sells a variety of modular automation and workholding components including manual toggle clamps, pneumatic and hydraulic clamps, automation power clamps, automation shuttles and lifters, grippers, slides, end-effectors and other “end of robot arm” devices. De-Sta-Co serves the automotive, electronics, and general industrial markets from plant facilities in the U.S., Germany, Thailand, France and Brazil and its products are marketed globally both on a direct basis and through a network of distributors.

7 of 59

Wilden Pump & Engineering Company produces a wide range of air-operated, double-diaphragm pumps made of steel, aluminum, and engineered plastics. Wilden pumps are used in a wide variety of fluid transfer applications in general industrial, process industry, and specialized applications. Sales are predominantly through distributors, with nearly half of Wilden’s sales derived from international markets.

OPW Fluid Transfer Group supplies engineered products: valves, couplings, electronic controls, loading arms, swivels and couplings, for the transfer, monitoring, measuring and protection of hazardous, liquid and dry bulk commodities in the chemical, petroleum and transportation industries. These products are manufactured in the U.S. and sold directly and through distributors primarily in the Americas and Europe.

Blackmer manufactures a variety of pumps and compressors for the transfer of liquid and gas products in a wide variety of markets, including the refined fuels, pulp & paper, oilfield, wastewater, food/sanitary, military/marine, transportation and chemical process industries. Pump technologies include sliding vane, eccentric disc, progressing cavity, centrifugal and peristaltic. Compressor technologies include reciprocating, rotary vane and screw. Blackmer sells to original equipment manufacturers directly, and to other markets through a global network of distributors, primarily in the Americas and Europe.

C. Lee Cook is comprised of three units: C. Lee Cook, Compressor Components (CCI), and Cook Manley. C. Lee Cook is a leading manufacturer of piston rings, seal rings, and packings for reciprocating compressors used in the natural gas production and distribution markets, and petrochemical and petroleum refining industries sold as original equipment parts to compressor manufacturers, as well as aftermarket replacement parts. CCI manufactures replacement valves, rods, rings, high performance plastic bushings and other compressor components and provides compressor repair services through its service centers, primarily for the North American gas production and distribution markets. Cook Manley designs and manufactures specialty compressor valves and injection molded engineered plastic components for gas compressor markets worldwide. The company’s products are sold both direct and through various sales channels, largely in North America.

The Tulsa Winch Group (“TWG”) includes DP Winch, Greer Company, Pullmaster Winch and Tulsa Winch. The group manufactures worm and planetary gear winches, worm gear speed reducers, planetary swings, specialized in-cab load indication equipment for the mobile crane industry and drives, winch/bumper packages, capstans, constant-pull traction winches and auger drives for the military, marine, logging, drilling, farming, utility, crane, construction and truck equipment markets. TWG products are marketed and sold through various sales channels including OEMs, and dealer distribution.

Other Units
RPA Process Technologies manufactures engineered filtration equipment and systems for the petroleum refining, pulp and paper, and other process industries on a global basis.

Hydro Systems manufactures chemical proportioning and dispensing systems used to dilute and dispense concentrated cleaning chemicals to the food service, health care, supermarket, institutional, school, building service contractor and industrial markets. Hydro Systems products are generally sold to manufacturers of concentrated cleaning chemicals, who market them with their branded chemicals and offer a complete chemical management system to their end user customers.

De-Sta-Co Manufacturing produces reed valves, flapper valves and related assemblies for compressors used in the automotive, commercial and residential air conditioning and refrigeration markets. De-Sta-Co Manufacturing also produces highly specialized discs for the automotive ride control market.

Wittemann produces carbon dioxide generation and recovery equipment, and industrial refrigerant systems, primarily for the global soft drink, beer brewing and industrial gas markets.

Duncan manufactures parking controls, meters and systems primarily for the municipal on-street parking market.

Quartzdyne manufactures precision pressure transducers using proprietary quartz-resonator sensor technology to provide continuous monitoring of pressure, temperature, and flow in “downhole” oil and gas exploration and production applications.

8 of 59

Discontinued Operations
Dover Elevator was sold to Thyssen Industrie AG (currently ThyssenKrupp) on January 5, 1999 for $1.2 billion.

In October of 2001, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, which is effective for fiscal years beginning after December 15, 2001. SFAS No. 144 establishes accounting and reporting standards for the impairment and disposal of long-lived assets and discontinued operations. As encouraged by the FASB, the Company adopted SFAS No. 144 early, in the fourth quarter of 2001, and has retroactively applied it to all transactions occurring during the fiscal year ended December 31, 2001. All prior interim and full year reporting periods have been restated as required by this new accounting rule. The application of this statement resulted in the classification, and separate financial presentation of certain entities as discontinued operations, which are not included in continuing operations. Effective April 10, 2001, the Company sold the welding equipment businesses of DovaTech (Dover Industries segment). Effective May 31, 2001, the Company sold A-C Compressor (Dover Diversified segment). Both are accounted for as discontinued operations in accordance with SFAS No. 144 and, accordingly, amounts in the financial statements and related notes for all periods shown reflect discontinued operations accounting. Based on the findings from strategic evaluations of its continuing operations, the Company committed to plans to dispose of three small Diversified operations and one small Resources operation within a one year timeframe. Accordingly, all four of these operations also qualified for discontinued operations presentation in 2001.

Raw Materials
Dover’s operating companies use a wide variety of raw materials, primarily metals and semi-processed or finished components, which are generally available from a number of sources; as such, shortages or the loss of any single supplier have not had a material impact on operating profits.

Research and Development
Dover’s operating companies are encouraged to develop new products as well as to upgrade and improve existing products to satisfy customer needs, expand sales opportunities, improve product reliability and reduce production costs. During 2001, approximately $175.5 million was spent on research and development, compared with $170.4 million and $134.7 million in 2000 and 1999, respectively.

For the Dover Technologies companies, efforts in these areas tend to be particularly significant because the rate of product development by their customers is often quite high. In general, Dover Technologies companies, which provide electronic assembly equipment and services, can anticipate that the performance “criteria” of such equipment are expected to improve significantly over time, with a concurrent expectation of lower operating costs and increasing efficiency. Likewise, Dover Technologies companies, developing specialty electronic components for the datacom and telecom commercial markets, anticipate a continuing rate of product performance improvement and reduced cost, such that product life cycles generally average less than five years with meaningful sales price reductions over that time period.

Dover Industries, Dover Resources and Dover Diversified contain many businesses that are also involved in important product improvement initiatives. These businesses also concentrate on working closely with customers on specific applications, expanding product lines and market applications, and continuously improving manufacturing processes. None of these businesses experience the “rate of change” in markets and products as are experienced generally by the Dover Technologies companies.

Intellectual Property
Dover owns over 1,000 patents and is also licensed to use a number of patents, primarily in the U.S. but also in certain important non-U.S. markets where it conducts business. Dover licenses some of its patents to other companies for which it collects royalties, which are not significant. These patents have been obtained over a number of years and expire at various times. The loss or expiration of any one patent or group of patents would not materially affect Dover or any of its segments. Where patents have expired, Dover believes that its commitment to leadership in continuous engineering improvements, manufacturing techniques, and other sales, service and marketing efforts are significant to maintaining its general market leadership position. From time to time Dover has had disputes regarding its alleged use of other patented technology. Dover expects to resolve any such matters without any material impact on its businesses.

Dover also owns more than 1,000 registered trademarks and tradenames. Many of the Company’s products are sold under various registered and unregistered trademarks and tradenames owned or licensed by the Company. Among the most significant are: Belvac, Blackmer, Crenlo, De-Sta-Co, DEK, Dover, Duncan, Everett Charles, Groen, Heil, Hill Phoenix, Hydro Systems, Imaje, Marathon, Midland, Norris, OK International, OPW, PDQ, Quadrant, Rotary Lift, Sargent, Somero, SWEP, Tipper Tie, Tranter, Triton, Tulsa Winch, Universal, Waukesha, Wiseco and Wilden.

9 of 59

Dover also owns over 300 copyrights, the majority of which relate to machine software.

Seasonality
In general, Dover’s operations are not seasonal. However, those companies serving the transportation, construction, waste hauling, petroleum, commercial refrigeration and food service markets tend to be strong during the second and third quarters. Companies serving the major equipment markets, such as power generation, chemical and processing industries, tend to have long lead times geared to seasonal commercial or consumer demands, which tend to delay or accelerate product ordering and delivery to coincide with those market trends.

Customers
Dover’s businesses serve thousands of customers, no one of which accounted for more than 10% of the Company’s consolidated revenues in 2001. Within each of the four segments, no customer accounted for more than 10% of that segment’s sales in 2001.

In the Dover Technologies segment, the rapid growth in datacom/telecom infrastructure market development, involving both equipment providers and software developers such as Lucent, Motorola, Nortel, Cisco, Siemens, Phillips, and Qualcomm, has tended to concentrate the new product development and demand with relatively few customers. At the same time, a number of these customers have “outsourced” a significant amount of their manufacturing capability to electronic manufacturing services (EMS) companies such as Jabil, Solectron, Celestica, and Flextronics, which firms are now the direct customers of Dover Technologies companies for a number of different OEM customers. This has tended to increase the concentration of manufacturing with the EMS’s companies, and hence machine and specialty component demand is concentrated with a smaller number of “customers”.

In the other Dover segments, customer concentrations are quite varied. Companies supplying the automotive and commercial refrigeration industries tend to deal with a few large customers that are significant within those industries. This also tends to be true for companies supplying the power generation, aerospace and chemical industries. In the other markets served, there is usually a much lower concentration of customers, particularly where the companies provide a substantial number of products and services, applicable to a broad range of end use applications.

Backlog
Backlog generally is not a significant factor in most of Dover’s businesses, as most of Dover’s products have relatively short order-to-delivery periods. It is more relevant to those businesses in the segments which produce larger and more sophisticated machines or have long-term government contracts, primarily Belvac, Heil Trailer, Mark Andy, and Sargent Controls. In 2001, backlog did decline significantly, particularly for the specialty electronic component manufacturers, driven largely by substantial declines in demand. In the other segments, there were very few isolated cases of increasing backlog, and plant expansion undertaken in 2001 and 2000 was more than sufficient to address those situations. Total Company backlog as of December 31, 2001 and 2000 was $743.3 million and $1,003.5 million, respectively.

Competition
Dover’s competitive environment is complex because of the wide diversity of products manufactured and markets served. In general, most Dover companies are market leaders which compete with only a few companies and the key competitive factors are customer service, product quality and innovation. In addition, since most of Dover’s manufacturing operations are in the United States, Dover usually is a more significant competitor domestically than in foreign markets.

In the Dover Technologies segment, Dover competes globally against a few very large companies, primarily operating in Japan, Europe and the Far East. Its primary competitors are Japanese producers, including Fuji Machine, Panasonic and TDK,and European manufacturers like Philips and Siemens.

Within the other segments, competition is primarily domestic, although an increasing number of Dover companies see more international competitors and several serve markets which are predominantly international, particularly Belvac, L&E, Quartzdyne, RPA Process Technologies, Tipper Tie, Tranter, Waukesha and Wittemann.

During 2001, due to the strength of the U.S. dollar, Dover’s competitive situation continued to be difficult for two related reasons. First, export sales and opportunities were hampered by the high value of the dollar versus foreign currencies. Second, in select domestic markets, sales were adversely impacted by competitive foreign products. As long as the U.S. dollar continues to be strong relative to other foreign currencies, this trend is likely to continue.

10 of 59

International
For foreign sales, export sales and an allocation of the assets of the Company’s continuing operations, see Note 15 to the Consolidated Financial Statements in Item No. 8 of this Form 10-K.

Although international operations are subject to certain risks, such as price and exchange rate fluctuations and foreign governmental restrictions, Dover intends to increase its expansion into foreign markets.

The countries where most of Dover’s foreign subsidiaries and affiliates are based are France, Germany, the U.K., The Netherlands, Sweden and Switzerland.

Environmental Matters

Dover believes its operations generally are in substantial compliance with applicable regulations. In a few instances, particular plants and businesses have been the subject of administrative and legal proceedings with governmental agencies relating to the discharge or potential discharge of regulated substances. Where necessary, these matters have been addressed with specific consent orders to achieve compliance. Dover believes that continued compliance will not have any material impact on the Company’s financial position going forward and will not require significant capital expenditures.

Employees

The Company had approximately 26,600 employees as of December 31, 2001.

Item 2. Properties
The number, type, location and size of the Company’s properties as of December 31, 2001 are shown on the following charts, by segment.

	Number and Nature of Facilities			Square Footage (000's)

			Sales/
Segment	Mfg.	Warehouse	Service	Owned	Leased

Diversified	54	22	50	3,283	1,282
Industries	53	11	31	3,698	1,277
Resources	76	20	39	2,879	793
Technologies	76	15	163	2,204	1,612

	Locations			Leased Facilities

	North			expiration dates (years)
	American	European	Other	Minimum	Maximum

Diversified	60	41	8	1	20
Industries	87	12	3	1	18
Resources	94	16	6	1	20
Technologies	86	80	83	1	17

The facilities are generally well maintained and suitable for the operations conducted. During 2001, excess capacity rapidly developed within the Technologies segment, and to a much lesser degree within the other three segments. During the year 2001, steps were taken to reduce capacity where appropriate.

11 of 59

Item 3. Legal Proceedings
Dover is party to a number of legal proceedings arising out of the normal course of its businesses, which in aggregate are not material to any one business or to the Company taken as a whole.

Dover is continuously involved with an examination by the Internal Revenue Service (the “IRS”) of the Company’s Federal income tax returns. The Company and the IRS have settled tax years through 1995. The Company expects to resolve open years (1996-1997) in the near future, all within the amounts paid and/or reserved for these liabilities. The IRS is currently examining the Company’s 1998 and 1999 Federal income tax returns. Additionally, the Company is routinely involved in state and local income tax audits, and on occasion, foreign jurisdiction tax audits.

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

Item 4. Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of the Company’s security holders in the last quarter of 2001.

EXECUTIVE OFFICERS OF THE REGISTRANT

All officers are elected annually at the first meeting of the Board of Directors following the annual meeting of stockholders and are subject to removal at any time by the Board of Directors. The executive officers of Dover as of February 28, 2002, and their positions with the Company (and, where relevant, prior business experience) for the past five years are as follows:

Name	Age	Positions Held and Prior Business Experience

Thomas L. Reece	59	Director, Chairman of the Board (since May 1999), President and Chief Executive Officer.

Lewis E. Burns	63	Vice President of Dover and President of Dover Industries, Inc.

Charles R. Goulding	51	Vice President, Taxation (since August 1998); prior thereto Director of Taxation.

Ronald L. Hoffman	51	Vice President of Dover and President of Dover Resources, Inc., (since January 1, 2002); prior thereto Executive Vice President of Dover Resources, Inc. since May 2000 and prior thereto for more than five years President of Tulsa Winch, a subsidiary of Dover Resources, Inc. *Mr. Hoffman replaced Mr. Rudolf Herrmann who retired as Vice President of Dover and President of Dover Resources, Inc. effective December 31, 2001.

Robert G. Kuhbach	54	Vice President, General Counsel and Secretary.

John E. Pomeroy	60	Vice President of Dover and President of Dover Technologies International, Inc.

David S. Smith	44	Vice President, Finance and Chief Financial Officer (since April 2000), prior thereto for more than five years Vice President and Chief Financial Officer of Crane Co. (industrial products).

Robert A. Tyre	57	Vice President-Corporate Development.

Jerry W. Yochum	63	Vice President of Dover and President of Dover Diversified, Inc.

Maynard C. Wiff	47	Vice President of Information Technology (since February 14, 2002), prior thereto for more than five years Vice President of Information Technology at Universal Instruments, a subsidiary of Dover Technologies International, Inc.

12 of 59

PART II

Item 5. Market for Registrant’s Common Stock and Related Stockholder Matters

The principal market in which the Company’s Common Stock is traded is the New York Stock Exchange. Information on the high and low sales prices of such stock, and the frequency and the amount of dividends paid during the last two years is as follows:

Dover Corporation Common Stock
Cash Dividends and Market Prices (1)

		2001			2000

	Market Prices		Dividends	Market Prices		Dividends
	High	Low	Per Share	High	Low	Per Share

First	$42.50	$33.81	$.125	$48.75	$36.06	$.115
Second	43.55	33.40	.125	54.38	40.25	.115
Third	38.90	26.40	.135	51.56	40.69	.125
Fourth	39.00	28.71	.135	47.50	34.13	.125

			$.52			$.48

(1)	As reported in the Wall Street Journal

The number of holders of record of the Company’s Common Stock as of February 28, 2002, as shown by the records of the Company’s transfer agent was approximately 16,000. This figure includes participants in the Company’s 401(K) program.

On December 15, 2001, pursuant to the 1996 Non-Employee Directors’ Stock Compensation Plan, the Company issued 8,750 shares of its Common Stock to its seven U.S. resident outside directors (after withholding an aggregate of 3,750 additional shares to satisfy tax obligations), and the Company issued 2,000 shares of its Common Stock to each of its two non-U.S. resident outside directors who are not subject to U.S. withholding tax, as compensation for serving as a director of the Company during 2001.

13 of 59

Item 6. Selected Financial Data

Dover Corporation and Subsidiaries financial information for the years 1997 through 2001 is set fourth in the 5-year Consolidated Table below.

5 -YEAR CONSOLIDATED SUMMARY OF SELECTED FINANCIAL DATA

(in thousands, except per share figures)	2001	2000	1999	1998	1997

DOVER CONTINUING OPERATIONS
Net sales	$4,459,695	5,192,691	4,228,465	3,743,180	3,495,081
Cost of sales	3,064,326	3,292,645	2,693,079	2,399,282	2,228,378
Selling and administrative expenses	1,096,346	1,081,336	929,635	844,651	769,995
Interest expense	91,168	97,211	53,037	60,497	46,076
Other income, net	30,579	26,132	32,234	17,723	19,410
Earnings before taxes	238,434	747,631	584,948	456,473	470,042
Income taxes	71,595	230,867	199,391	150,521	159,612

Net earnings	$166,839	516,764	385,557	305,952	310,430
EPS per diluted common share:
Net earnings	$0.82	2.52	1.83	1.36	1.43
Net earnings % of sales	3.7%	10.0%	9.1%	8.2%	8.9%
Return on average equity	7.0%	24.6%	22.6%	21.4%	24.4%

Depreciation and amortization	$219,963	191,112	170,537	155,313	146,818
Capital expenditures	$166,839	190,057	122,540	112,292	109,980
Working capital	$835,757	339,147	264,561	303,267	280,642
Cash flow	$386,801	707,876	556,095	461,265	457,248

Net property, plant and equipment	$761,361	715,244	605,241	529,149	483,387
Total assets	$4,592,265	4,679,867	3,916,711	3,161,089	2,674,952
Total debt	$1,077,023	1,474,383	905,208	1,038,736	693,318

TOTAL DOVER
EPS per diluted common share:
Net earnings including dispositions	$1.22	2.54	4.41	1.69	1.79
Dividends per common share	$.52	.48	.44	.40	.36
Book value per common share	$12.44	12.02	10.06	8.67	7.65
Acquisitions (economic cost basis)	$281,819	506,251	599,171	556,019	261,460
Common stockholders’ equity	$2,519,539	2,441,575	2,038,756	1,910,884	1,703,584
Common shares outstanding	202,579	203,184	202,629	220,407	222,596
Weighted average number of shares	204,013	204,677	210,679	224,386	226,815
Closing common stock price per share	$37.07	40.56	45.38	36.63	36.13
Number of employees	26,634	29,489	26,584	23,314	21,814

“Dover Continuing Operations” — All results and data in this section reflect continuing operations, which exclude discontinued operations. See Note 1L to the Consolidated Financial Statements.
“Net earnings % of sales” is equal to Dover continuing net earnings divided by sales.
“Return on average equity” is equal to Dover continuing net earnings adjusted for the sale of businesses and marketable securities in 2000 and 1999 divided by average equity.
“Working capital” is equal to current assets less current liabilities.
“Cash flow” represents net earnings from continuing operations plus depreciation and amortization.
“Total Dover” — All results and data in this section are on a total Dover basis, which includes discontinued operations. See Note 1L to the Consolidated Financial Statements.
“Book value” is equal to the common stockholders’ equity divided by common shares outstanding.
“Acquisitions (economic cost basis)” represents the acquisition purchase price adjusted for long-term debt assumed and cash acquired on the date of acquisition.
Adjusted, where applicable, to give retroactive effect to the 2 for 1 stock split in 1997.

14 of 59

Item 7. Management’s Discussion and Analysis of Financial Condition and
Results of Operations

Summary
In 2001, Dover Corporation sales declined 14% from 2000 to $4.5 billion. This decline was primarily due to the dramatic impact on Dover Technologies’ of the market contraction in demand for its products serving the electronics industry. All of the Dover Technologies businesses were impacted. At the same time, many of the industrial businesses in the other three operating segments were negatively impacted by the slowdown in general economic activity.

As a result, segment income from continuing operations totaled $337.6 million in 2001, a decline of 61% from 2000. Record earnings of $392.0 million in Technologies in 2000, a “boom” year, became a loss of $13.0 million in 2001. Industries’ earnings of $191.0 million in 2000, declined 26% to $142.2 million in 2001, the result of weak markets for most companies. Diversified’s earnings declined 38% from $150.6 million in 2000 to $93.3 million in 2001, largely due to operational problems at Crenlo, but also due to weak markets for several businesses. Dover Resources’ earnings declined 4% from $120.0 million in 2000 to $115.0 million in 2001, as strength in oil and gas related businesses until late in the year were offset by weakness in industrial markets.

As the result of unexpectedly weak market conditions, efforts were made throughout the year, and more intensively as the year progressed, to “right-size” by reducing employment levels, eliminating costs, and restructuring operations. Thus, a series of restructuring and other charges were taken as discussed below, and in Note 3 of Item 8 of this form 10K.

Partially offsetting these negatives were a $4.3 million decline in corporate expense (to $23.9 million), a decline in net interest expense of $12.9 million (to $75.3 million), and a lower tax rate.

Dover Technologies
Dover Technologies’ sales in 2001 declined 40% from the prior year to $1,258.0 million due to the well-chronicled collapse of the technology sector. Technologies reported a loss of $13.0 million after $55.5 million in charges for restructurings, inventory, accounts receivable and other reserves, following record earnings of $392.0 million in 2000, the unprecedented “boom” year for the electronics manufacturing market. The lack of end-market demand for electronics equipment caused Technologies’ Circuit Board Assembly and Test (CBAT) businesses’ customers to dramatically curtail spending for its predominantly capital equipment products. CBAT sales declined 52% to $651.3 million, and record 2000 earnings of $265.2 million were transformed to a $53.2 million loss. Technologies’ Specialty Electronics Components (SEC) businesses were similarly affected, particularly given their product focus on the higher technology data communications, telecommunications and networking markets. SEC sales declined 25% to $397.0 million, and record earnings in 2000 of $104.0 million dropped to $31.2 million. Imaje, the French based industrial ink-jet printer manufacturer, had another very successful year.

CBAT
Universal Instruments experienced the largest percentage sales decline from the prior year in this group of companies (a decline so large that Universal is no longer Dover’s largest company) and went from record profits to a sizable loss – indeed Universal accounted for the majority of the loss at CBAT. Universal’s high end products were particularly hard hit as large Electronic Manufacturing Services (EMS) and OEM customers stopped adding capacity. A similar thing occurred at Universal’s Alphasem subsidiary when semiconductor assembly customers stopped expanding.

DEK, whose increasingly well positioned, broad line, of circuit board screen printers had a smaller sales decline, as they also have lower priced products that appeal to customers that were not as hard hit by the downturn. Vitronics Soltec had a lower rate of decline than either Universal or DEK as its comprehensive range of soldering machines improved their competitive position. DEK and Vitronics Soltec both have a strong European base, which trailed the U.S. in the downturn, and both companies managed to generate a modest level of profitability.

Everett Charles Technologies’ sales in 2001 declined less dramatically because some of their products are not capital equipment and they acquired Multitest at mid-year. Contact spring probes for instance, are not a capital item, and demand depends more on its customer’s production volumes and new product introduction in electronics end-markets. However, these markets which were also slow in 2001. The portion of the business serving the semiconductor test market, including Multitest, though well positioned competitively, saw demand decline to unanticipated low levels, creating an overall loss.

OK International, acquired in late 2000, experienced a sales decline similar to DEK and Vitronics Soltec, and reported a small loss in 2001. OK’s products are generally shorter-lived tools or consumables. Thus OK also depends largely on

15 of 59

customers’ production levels, which were declining entering 2001 and remained at depressed levels all year. This condition persists.

Entering 2001, customer demand for the large machines used in circuit board production, which had increasingly been centered with the large EMS customers, had already begun to evaporate, and backlog was little more than half of what it had been at the market peak six months earlier. As bookings and backlog continued to decline, losses mounted, peaking in the third quarter. In the fourth quarter, with some relative stability in demand, albeit at depressed levels, together with the early benefits of substantial cost reductions, losses began to diminish. The reaction to the dramatic downturn was to “right-size” the business by reducing employment and eliminating all but critical operating expenses. At Universal, for instance, near the end of 2001, a complete organizational restructuring accompanied the third major employment reduction for the year.

At the end of the year, most remaining demand for larger machines was from smaller EMS companies and some OEMs. Demands for replacement parts to service the installed base, re-manufactured machines, other types of assembly machines, and through-hole placement equipment were all also down substantially, though not as dramatically as in the core surface-mount businesses. At year end the group was still below the breakeven point.

Throughout CBAT, product development critical for long-term market leadership in this still attractive market was maintained, albeit under close cost benefit scrutiny. Universal has recently introduced a new product, the all linear motor “GSM-B” which sets new standards in “flexible fine pitch” applications, a market segment requiring both high speed and extreme placement accuracy. Universal’s now self-sufficient Alphasem offspring also introduced a new product, the leading die-sorter and die bonder suitable for the new 300 millimeter wafer technology expected to become predominant in semiconductor manufacturing. At DEK, continued new product development and introduction in the traditional circuit board market are now also being supplemented by “wafer bumping” and “ball attach” applications for semiconductor manufacturers. Vitronics Soltec’s new offerings range from redesigned machines for lower-end applications to entirely new technologies for “selective” soldering, suitable for mixed component attachment applications.

Entering 2002, the outlook for a near term revival in spending for CBAT’s machines is not encouraging. Substantial excess productive capacity exists in the market, and until there is a significant increase in end-market demand or change in technological production requirements, sales will remain at low levels. Elimination of losses, as a result of business restructurings, should occur sooner—perhaps as early as mid-year. The equipment companies are also planning their response to reflect a market where the dynamics clearly will have changed when the recovery does occur. The customer base will have become more global—less U.S. centered—with a geographic shift toward Asia. The response envisions accelerated product sourcing and manufacturing in China.

SEC
The SEC companies all produce highly specialized, often custom designed, high-end components used in a wide variety of electronic devices. The largest served market is the telecommunications industry—both wired and wireless—primarily for infrastructure applications. This market experienced a rapid ramp-up through 2000. Entering 2001, backlogs were still high and much of the customer base remained optimistic that they could maintain reasonable volume levels. However, order intake and market optimism dropped precipitously in the first quarter of 2001, and backlog declined all year. In the wired infrastructure end-market, SEC’s customers were hurt as the collapse of the “dot-com bubble” left the market glutted with unused equipment, and demand from end-customers could not support the existing expanded capacity. In the wireless market, the much anticipated boom in new markets and applications, such as “3G”, failed to materialize, and the high cost of frequency licenses, followed by a contraction of capital availability, caused many carriers to restrict or eliminate spending. Demand in end markets for access devices (cable and DSL modems, telephones and the like) also slowed sharply.

In many cases, SEC’s customers were left with excess component inventory, causing not only low demand, but also cancellations of prior orders. In other cases, customers, new product launches, critical to SEC’s leading technology orientation, were curtailed. Other markets for SEC, representing roughly one third of sales, include the high reliability-oriented, military, satellite, aerospace and industrial markets. The SEC companies saw modest growth in these markets in 2001, as evidenced by the improved earnings at Dow-Key Microwave.

SEC was somewhat cushioned by its geographic profile, as the market slowdown spread from the U.S., to Europe, and then Asia. Novacap, in particular, which acquired like-sized, U.K.-based, Syfer in 2000, with complementary technologies and customers, benefited from Syfer’s relatively stronger demand through the first half of the year.

Each SEC company has responded by significantly reducing headcount, restricting unnecessary spending, and lowering product cost. DT Magnetics, for instance, aggressively restructured its business by downsizing higher cost U.S. operations and expanding off shore manufacturing—in this case, in the Dominican Republic. K & L Microwave and

16 of 59

Quadrant both moved aggressively to expand business opportunities in China. The focus on China sourcing is motivated not only by the desire to lower product cost and retain price competitiveness, but to be closer to a healthy and growing telecom infrastructure market.

SEC companies have also responded by enhancing their research, design and development activity. With the market decline, the increased availability of talented technical experts has helped these companies develop the products needed to maintain market leadership. Examples include the development of new application specific integrated circuit (ASIC) designs at Quadrant, and transformer products for customer chip sets at DT Magnetics.

Entering 2002 there is no clear evidence that the market will recover soon and the group is operating at about the breakeven level. As demonstrated by customers’ continued collaborative product development work with the SEC companies, the longer-term outlook remains strong.

Marking and Coding
Imaje, the industrial business in this segment, had a very strong year under a new management team, particularly considering the switch of one large customer account to a different technology. Sales were up due both to the addition of the Markpoint acquisition in June 2001, and to a concentrated market penetration effort. Earnings declined slightly, due to acquisition integration costs and expenses related to the upgrade of the organization, particularly in the sales network, but margins remained high. While the industrial markets Imaje serves are weak, the company’s geographic diversity and the technical and market initiatives undertaken in 2001 are expected to yield improved results in 2002.

Dover Industries
Dover Industries’ sales in 2001 declined 4% to $1,160.1 million, as general weakness in its industrial and commercial markets impacted most of its companies. Heil Environmental, Texas Hydraulics, and the food service markets of Groen and Randell experienced the largest sales declines. Continuing earnings of $142.2 million were reduced for the year by $4.6 million in charges for restructurings, inventory, accounts receivable and other reserves. Without those charges, earnings were down 23%. Segment operating profit margins declined from 15.9% to 12.3%.

After Heil Environmental’s strongest earning year in its history in 2000, market conditions entering 2001, outside of large municipal markets (such as New York City), were showing signs of softness. As the year progressed, all the negative factors which can make this business cyclical such as capital spending constraints at the large waste haulage companies, higher fuel costs, and the impact of economic uncertainty on spending plans (particularly by the independent smaller operators), were in evidence. The loss of a major portion of one large customer’s business during the first quarter compounded this problem, as did a slow down in product acceptance in New York City after September 11th. These factors led results for the year to fall below those of the prior two years, both of which were new records at the time. Nonetheless, 2001 represented the third best year in company history and though margins declined, they remained significantly above the average for all Industries companies.

Heil Environmental has responded with programs for lowering product cost, both through product redesign and “lean” manufacturing initiatives. These efforts should help gain business and increase margins in 2002, although the general economic factors influencing the customer base have not changed and fourth quarter 2001 ending backlogs were at the lowest level of the year.

Marathon, influenced by many of the same industry dynamics, was plagued not only by a very weak market, but also by fierce competition from a heavily leveraged competitor liquidating inventory at low prices. Marathon has a much broader range of product capability than any of its competitors, and can adapt more readily in such a market—and it did receive important new business with large national waste haulage and chain store accounts. However, Marathon typically operates with relatively low backlogs, and the weak economy, particularly since the fourth quarter, has led the company to focus on internal cost containment programs to maintain its still above average margin levels.

For Rotary Lift, long one of Industries’ largest earnings contributors and increasingly so, 2001 was both a very challenging and successful year. The market for automotive lifts was down 12%, after a smaller decline the prior year. However, Rotary’s sales in 2001 were flat with the prior year, and it further improved its leading market share position. Rotary successfully continued its track record of using cost reduction to drive price competitiveness in the market, while maintaining margins. Rotary was also able to solidify its position by developing a new product, “In-Bay"™. Having the most technologically advanced product has helped grow market share, particularly with larger accounts, such as the large auto repair chains. Entering 2002, market conditions remain weak.

Heil Trailer, one of Industries’ largest companies measured by sales, endured its second straight year of double-digit percentage earnings declines, which in turn followed a year of flat earnings, because of the continuing recession in its markets. Capital spending programs at the major oil companies for petroleum tankers have been hurt by the wave of

17 of 59

industry consolidations and the market for dry bulk trailers has remained very weak. A pickup in military orders, particularly at the recently acquired Kalyn/Siebert business, helped later in the year.

The decline in the market has intensified competitive pricing pressure. Heil has responded with new products, such as safer low profile petroleum tanker trailers, and a repeatedly demonstrated commitment to cost reductions. Heil has thus been able to stabilize margins, albeit at much lower than traditional levels. Late in the year, Heil suffered currency losses in its Argentine operation due to that country’s currency crisis, but the other small operations in the UK and Thailand both showed improved performance. Heil Trailer’s ability to address global oil companies’ international product and service needs is a distinct competitive advantage. Entering 2002, the impact of the economic downturn on customer spending plans has dampened enthusiasm about the prospect of a quick market recovery.

Texas Hydraulics’ historical growth in sales and earnings, with very strong margins, has been driven by a product differentiation strategy to provide engineered solutions to customers’ hydraulic cylinder needs. However, in 2001 all served markets were down substantially, particularly in Texas Hydraulics’ important aerial lift and utility platform markets. This trend began in 2000 and was driven by consolidation in the rental equipment end-markets for these applications. It resulted in a substantial decline in sales and earnings, but a more modest margin deterioration. Texas Hydraulics has responded by re-emphasizing penetration in other end-markets through new products and new designs, but price competition has been fierce due to excess industry capacity. Thus, significant investment has been made in “lean manufacturing” tools and techniques, leading to higher quality, quicker response time to customers, and lower labor and material cost. With market conditions remaining depressed, it is unclear how well or whether all of Texas Hydraulics’ weaker competitors will survive the downturn.

PDQ, which joined Dover in mid-1998, turned in yet another full year of substantial sales and earnings growth based on its continued penetration of the vehicle wash equipment market with its innovative “touch-less” products. PDQ’s success is based on successful new market introductions, close attention to competitive pricing, and continual cost reductions.

Tipper Tie struggled in 2001 with both internal and external problems that led to flat sales and lower margins. Early in the year, demand for capital equipment from meat processors was severely reduced by the “mad cow” and “hoof and mouth” disease scares, particularly in Europe where roughly 50% of Tipper Tie’s sales are generated. Though this effect dissipated as the year progressed, margins for new equipment came under pressure as the soft market caused fierce competition. Intense price competition was also seen in the clip market. Miscues in product introductions further depressed earnings. Entering 2002, cost reductions (particularly in the U.S.), the introduction of proven European products into the U.S. market, and new clip designs are the focus of Tipper Tie’s still new management team.

Triton, which was acquired in early 2000, has under-performed initial expectations, and 2001 was a particularly difficult year. Sales were flat, but profits were a fraction of the prior year. Adverse external factors included an industry upheaval caused by the rapid rise and then decline to bankruptcy of Credit Card Center (CCC), an independent sales organization that flooded the market with competitor’s product. This resulted in a market overloaded with a great many unused ATM machines when CCC’s business model proved unviable. That overhang, which has not been fully absorbed by early 2002, is further complicated by slowing domestic market growth, and resultant price competition. Internally, Triton has struggled with delayed new product development and introductions, as well as manufacturing inefficiencies. In the fourth quarter of 2001, Triton executed a major staff reduction, realigned the management structure in marketing and manufacturing, and re-invigorated the product pipeline. Triton’s sales and earnings margins should increase when these initiatives take hold.

Somero, acquired in mid-1999, has also failed to meet initial expectations, and sales and earnings have declined significantly since acquisition. Further declines are expected in 2002. The Somero market niche is small and narrow, and its construction markets remain depressed.

Chief Automotive has been challenged for three years by the sluggish growth of a maturing market. Chief has responded by focusing on new product introductions and marketing programs geared to induce customers to trade up to new, high-end products. Sales and earnings declined in 2001 but Chief is maintaining market leadership and high returns on operating investment.

Groen’s institutional food service equipment market declined in 2001, particularly in the fourth quarter, causing Groen’s sales and earnings to also decline. A new management team has re-invigorated product development and has begun introducing product line extensions and variations and has a new cost conscious business model to grow margins and cash flow.

Randell’s market, concentrated in the restaurant chains, has grown for a number of years as the percentage of meals eaten away from home increased. However, this trend may have slowed. The market, increasingly competitive, now

18 of 59

'

depends more on renovations and less on new construction. For 2001, these trends were amplified in the weak economic environment, and margins suffered. In 2002, Randell expects to renew its focus on new product development as a strategy to gain share, and on operational improvements for competitiveness and margin recovery.

After the sale of its main line welding products business in April of 2001, DovaTech’s remaining laser and laser cooler business was hit hard by the economic downturn particularly in solid-state applications for the telecommunications industry. Machine tool customers also slowed orders as the year progressed.

Dover Diversified
Dover Diversified’s sales increased 8% in 2001 to $1,104.6 million, but earnings declined 38% to $93.3 million. Continuing earnings were reduced $18.1 million by charges for restructurings, inventory, accounts receivable and other reserves. Before these charges, earnings were down 26%. Segment profit margins declined to 8.4% from 14.8%. A substantial amount of the decline in earnings related to Crenlo, where strong earnings in 2000 became a significant loss in 2001. This, along with earnings declines at Tranter, Mark Andy and SWF, caused by difficult market conditions, offset gains at Hill Phoenix, Sargent, Waukesha and Performance Motorsports.

Hill Phoenix’s sales increased dramatically, setting a new record in 2001, easily retaining its number one sales position within Diversified. This was accomplished in a market that declined about 7% during the year. Hill Phoenix’s 2001 market share gain should establish it as the strong number two company in its highly competitive marketplace. Market share growth was a function both of being well positioned with the fastest growing customers, and of penetrating new key accounts. Some of these are the large discount chains that are becoming larger competitors of the supermarket operators. Bookings grew and backlog increased all through the year, until the fourth quarter when some spending commitments were delayed into the coming year. Earnings were also sharply higher, as margins were maintained. Both sales and earnings were helped to a degree by the contribution of National Cooler, a walk-in cooler case business acquired in September 2000 in an effort to broaden the product line, which was successfully integrated into Hill Phoenix operations.

In a year when the competitive landscape was marked by consolidation, particularly in the supermarket industry, the stability and experience of the Hill Phoenix management team and the perceived technical superiority of its product line both contributed to growth in market share. Based on current backlogs and customer spending plans, Hill Phoenix is poised for a very strong year in 2002. However, the impact of the general economic slowdown on the customer base could dampen demand.

Tranter, one of Diversified’s largest businesses, again captured the distinction of being its largest profit contributor despite significant erosion in profit margin. Tranter’s trend of steady growth and high, stable margins was broken in a very challenging 2001. Tranter is highly dependent on industrial capital spending, one of the weakest sectors of the economy. In addition, the strength of the U.S. dollar gave foreign-based competitors an advantage in the U.S. radiator market, and price competition was severe. Also because of U.S. dollar strength, the profitability of Tranter’s foreign operations was lower when translated from local currency. Some plant inefficiencies and temporary product line gaps also contributed to the shortfall in earnings. Entering 2002, Tranter’s markets remain challenging. Some relief from the competitiveness and translation issues would come from a weakening dollar. However, it is unknown whether the inroads into the U.S. market made by foreign competitors over the last year will be easily reversed.

Crenlo had a very disappointing year, as a variety of post-acquisition management challenges were further complicated by a weak market for which it was not well prepared. This led to a substantial loss for 2001, in contrast to a highly profitable 2000, the first year after acquisition. Throughout 2000, Crenlo had focused on growing sales by providing a cost effective, quality source of cab enclosures to customers who had often manufactured these internally. During the same period, the market for its electronics enclosures product line was growing dramatically with the electronics market generally. A decision to build a second large, fully integrated plant for cabs was made in early 2000, and by mid-2001 the plant was complete.

In early 2001, it became apparent that during this growth-oriented period, not only had internal controls over inventory begun to suffer, but also product costs had risen and pricing had eroded while fixed costs had risen substantially faster than the business was growing. A new president was installed and he began the process of dealing with internal controls, and aligning the cost structure more closely to the existing order intake levels.

As the year progressed, all served markets began to slow down, and then, late in the year, contract rapidly. Costs added from the new plant added complexity to the management challenge. New management’s improvement initiatives were unable to keep pace with the declining market, and losses continued. As 2002 begins, the level of incoming orders is very low, making efforts to restore profitability difficult. The current focus is on customer satisfaction through on-time delivery,

19 of 59

quality and value and on regaining Crenlo’s historically stable profit profile. Some market improvement will be required to restore profitability.

Sargent’s 2001 sales, adjusted for operations discontinued in the fourth quarter, were up sharply due to a strong backlog at the beginning of the year and stable conditions in both the aerospace and marine markets for much of the year. However, with the weakening of market conditions after the September 11th terrorist attacks, aerospace order intake, particularly in the profitable aftermarket segment of the business, declined precipitously along with airline traffic. Earnings for the year were also up to record levels, as margins remained stable, despite heavy investment in new regional jet and marine product development programs.

At the end of the year, the Airtomic business, which had been part of C. Lee Cook in the Dover Resources segment, was transferred to Sargent because of very strong synergies in the aerospace aftermarket repair and overhaul sector. The incremental sales will roughly replace those of the discontinued operations, but with much higher margins. Entering 2002, Sargent’s marine business remains very strong, but shipments to aircraft OEM’s are expected to decline sharply, and maintaining growth in the aftermarket in aerospace will be difficult. Investment in new aerospace programs and in developing new aftermarket service capabilities will continue.

Mark Andy’s printing markets were weak throughout 2001, leading to a substantial drop in profitability. Sales were higher due to the acquisition of Comco at the end of March, but its sales and profitability were substantially below expectations as well. As a result of the weak market, the integration of Comco was accelerated, with more cost cutting at both facilities than had been originally planned. Significant reductions in employment and plant consolidations helped at both businesses, but these actions were not able to restore margins. Mark Andy also consolidated facilities at its Graphics Microsystems business. Entering 2002, there is no evidence that Mark Andy’s markets will recover soon. With the cost reductions completed to-date, a renewed emphasis on marketing and new product development, and continued focus on gaining efficiencies, Mark Andy is well-positioned for an improvement in the market, but significant improvement in profitability will likely await better market conditions.

Waukesha Bearings set an earnings record in 2001 on sharply higher sales. This was driven primarily by continued strength in demand for its large bearing products from the gas turbine market. Demand for electrical power generation capacity was particularly strong, and bookings and backlog remained at high levels throughout the year. However, the likely duration of this market’s “boom” period, which had been expected to continue for at least a few more years, has recently been questioned with the decline in electrical usage in the economic downturn, relative to capacity recently added. Waukesha’s geographic penetration, technical capabilities, and product offerings were substantially improved with the third quarter acquisition of Federal Mogul RPB, a U.K. based bearing manufacturing company. This acquisition makes Waukesha the clear market leader in its niche. Entering 2002, and at least for the short term, the benefits of the acquisition and a continued robust turbine business should boost profits.

Performance Motorsports Inc. (PMI) had a much stronger sales and earnings performance in 2001 than it did in the prior year and a record performance on both metrics, with consistently high margins. Though this was helped by acquisitions of the Carillo and Perfect Bore businesses in the second half, the core business also performed well for most of the year. Some market weakness was evident in the fourth quarter. Performance improvements were primarily due to investments in manufacturing efficiency and technical capabilities. Tangible improvements in throughput, quality and cost reduction were also due to a successful focus on “lean manufacturing” tools and techniques. The recent acquisitions, though small, have also helped position PMI well in its markets through improved geographic coverage, manufacturing synergies and a broader array of technical capabilities for each of its market segments. The combination of the benefits of the acquisitions for the full year 2002, expected acquisition related synergies and the continuing results of internal improvements should offset the impact that a possibly weaker market environment might have.

SWF’s sales increased substantially in 2001 largely due to the full year impact of acquisitions made in 2000, and the contribution of acquisitions made early in 2001. However, earnings declined for two reasons. Externally, the market for SWF’s packaging machine products was down an estimated 20%. In this environment, SWF was able to maintain market share. Internally, the management complexity of the acquisition integration process caused some slippage in focus on customers and product cost. Improved internal processes, and the renewed focus on product improvement and internal cost control should help improve margins regardless of market conditions. A market recovery in 2002 would result in substantial positive operating leverage.

Belvac’s position as the only remaining independent supplier of can forming equipment ties its fortunes to the capital spending cycles and sourcing preferences of its customers, some of whom have competing in-house capabilities. Belvac is now structured to perform well even in the cyclical troughs in this market. Thus the weak market experienced in 2001 resulted in a meaningful sales decline but a more modest profit decline, enhancing its profile as a strong cash flow contributor.

20 of 59

In 2001, Langbein & Engelbracht’s sales increased modestly; however, earnings were flat as competitive pricing pressures held margins down. Improved market segmentation, investment in sales coverage, focus on higher first pass yield, and project bidding with complementary suppliers may lead to more opportunities but anemic economic growth in Europe will be a limiting factor.

Dover Resources
Dover Resources sales in 2001 increased 7% to a record $942.5 million, largely due to strength in the oil and gas production markets served by Petroleum Equipment Group, C. Lee Cook and Quartzdyne, and due to the full year impact of add-on acquisitions in 2000. Earnings of $115.0 million in 2001 were reduced by $8.6 million in charges for restructurings, inventory, accounts receivable and other reserves. Without those charges, earnings would have been slightly higher than the prior year. Operating profit margins declined from 13.7% in 2000 to 12.2% in 2001, as very difficult conditions in the automotive and transportation markets impacted several Dover Resources’ companies.

Petroleum Equipment Group’s (“PEG”) 2001 sales and earnings were both about 20% higher than in 2000, reaching a modern record (post early 1980’s boom period). Through the first half of the year, demand was strong in the oil and gas production markets served and across all product lines, but particularly for sucker rods used in oil production. After mid-year, these markets weakened considerably, and by the end of 2001, PEG’s results were comparable to the same period in 2000. Significant investments in production capabilities and business streamlining initiatives since 1998 have resulted in lower product costs, improved flexibility and reduced cycle times. These initiatives have also helped PEG further increase its market penetration.

Lower oil prices discouraged new drilling as the year progressed. Declining natural gas prices also reduced spending by natural gas producers. However, all PEG units were able to maintain solid profitability even while demand was weakening. Norriseal has been able to regain market share for its valves and controls through enhanced customer service, Norris and AOT have been successful with their sucker rod guide initiatives, and Ferguson-Beauregard’s plunger lift product line achieved solid success with its new initiative to provide complete control systems to natural gas producers. Entering 2002, demand is declining due to reduced oil and gas prices and comparisons to a much stronger 2001 period will likely be unfavorable. The outlook is clouded by global economic uncertainty and the impact that geo-political events might have on oil and gas prices.

C. Lee Cook’s record sales and earnings results in 2001 reflected strong demand from the natural gas production and distribution customers (both OEM and aftermarket) for its gas compressor components. Cook’s recent investments in improved manufacturing processes, increased capacity, new products, product line extensions, and strong results from the service and repair operations at its Compressor Components unit contributed to the company’s ability to capitalize on the strong market. The demand for increased natural gas production evident earlier in 2001 has waned as new production has become available and demand and prices declined in a weaker economy. As a result, C. Lee Cook’s sales in the OEM segment of the market will likely decline in 2002, with some possible offset from increased emphasis on aftermarket sales of components and services, new product initiatives and increased penetration in international markets.

Quartzdyne also had record sales and earnings in 2001, as high oil prices spurred new oil well drilling and completions in the first half of the year. A result of product development initiatives, Quartzdyne’s “ruggedized” pressure transducer product line, utilizing enhanced quartz pressure sensor technology and hybrid circuit designs, is being increasingly used in measurement while drilling, permanent pressure measurement and “intelligent completions” applications.

In 2001, OPW Fueling Components managed a modest sales increase and maintained flat earnings and margins in a challenging market. New service station construction activity has continued to be slow, as pricing pressure on the major oil companies and convenience store chains have curtailed investment. The only source of significant new retail station growth has been in the “hyper-market” segment. Industry consolidation at all levels of the market—oil companies, distributors and competitors—has been a dampening factor, but has left the company in a comparatively favorable position because of its strong product line and global reach. Replacement demand for OPW Fueling Components’ broad product line of gasoline nozzles and other service station devices has been more stable. Success continues with the Pisces™ line of underground secondary containment systems and with Petro Vend’s automated fuel management systems. OPW Fueling Components’ investment for its new line of enhanced vapor recovery products positions it well as environmental compliance expectations increase in all markets.

In 2001, OPW Fluid Transfer Group suffered from continued weakness in its petroleum, dry bulk, chemical and petrochemical transportation-related businesses. The benefits of a major business restructuring initiative undertaken in 1999, which boosted 2000’s results, also helped maintain respectable margins in 2001. Nevertheless, further cost reductions and restructuring actions were undertaken during the year. OPW Fluid Transfer Group’s focus in 2002 will be

21 of 59

to maintain margins in a weak market, as it continues new product development and customer service initiatives in order to benefit from substantial positive operating leverage when transportation markets recover.

As a result of internal and operational improvements, better results from its international sales channels, and successful introduction of a complete line of plastic bolted pumps, Wilden has maintained solid operational profitability in spite of the generally weak industrial and process industry markets it serves. Wilden is expected to benefit from favorable operating leverage when its core markets improve.

Blackmer experienced a significant profit improvement in 2001, as higher European sales and a more pronounced increase in European margins resulted from the streamlining actions initiated in 2000. With the exception of government-related sales, most of Blackmer’s other served markets—industrial, petroleum, chemical and petrochemical, and transportation-related—were generally weaker than the prior year. A number of sales channel initiatives, as well as marketing and manufacturing efficiency improvements made in 2001, should cushion Blackmer in a market that is expected to remain weak in 2002.

The full year impact of acquisitions at Tulsa Winch Group led to record sales and earnings. In the early part of the year, Tulsa Winch benefited from strong demand from its OEM customer base and a very strong market for its oil field winch product line. As the year progressed, the oil field related market weakened and sales to its OEM market slowed dramatically. Further progress is expected in 2002 in achieving synergistic benefits from the four previously independent companies that now comprise the Tulsa Winch Group. In the weak market expected in 2002, these operational improvements and a more focused product offering will help position the company well for market recovery.

De-Sta-Co Industries was challenged in 2001 by low general industrial market demand for its clamping and workplace automation products, particularly because of its sales concentration in the domestic automotive industry. This decline in end-user demand was made more pronounced by inventory reduction in distribution channels. International markets were also weak, made worse by the strong U.S. dollar. Sales of robotic equipment in the electronics assembly market also declined severely. The result was a slump in profitability and margin decline. De-Sta-Co Industries has responded with numerous right-sizing actions and a focus on factory productivity solutions. This effort was boosted by the acquisition of CPI (end of robot arm devices) at the beginning of the year. With further market declines expected, De-Sta-Co Industries will accelerate market penetration efforts and continue tight cost control measures to hold profitability until economic conditions improve.

In 2001, De-Sta-Co Manufacturing maintained profits by reducing costs in the face of severe margin pressure from its automotive customer base, and at the end of the year finalized plans to exit an under-performing business segment. In 2002, De-Sta-Co Manufacturing will focus on its core compressor reed valve and ride control disc customers with a much-reduced cost structure but market conditions are expected to remain challenging.

RPA Process Technologies (RPA) had significant improvements in both sales and operating profit as its European unit recovered from a very poor performance in 2000, the year it was acquired. Capital spending in RPA’s markets, particularly in the paper industry, was weak throughout 2001, and entering 2002 there are few signs of near-term recovery in the global process industry markets that RPA serves.

Hydro Systems had a record year for both sales and earnings, as a result of success with new product and market initiatives and progress with cost reduction efforts. The institutional and industrial cleaning market served by Hydro Systems has proven to be relatively recession resistant, although some market weakness is being experienced as Hydro Systems enters 2002.

The global market for carbon dioxide generation and recovery equipment supplied by Wittemann remains quite depressed and although Duncan had another difficult year in 2001, improved performance in the second half resulted from a reduced cost structure and increased customer focus.

Critical Accounting Policies
The Company’s consolidated financial statements and related public financial information are based on the application of generally accepted accounting principles (“GAAP”). GAAP requires the use of estimates, assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue and expense amounts reported. These estimates can also affect supplemental information contained in the external disclosures of the Company including information regarding contingencies, risk and the financial condition. The Company believes its use of estimates and underlying accounting assumptions adhere to generally accepted accounting principles and are consistently and conservatively applied. Valuations based on estimates are reviewed for reasonableness and conservatism on a consistent basis throughout the Company. Primary areas where financial information of Dover is

22 of 59

subject to the use of estimates, assumptions and the application of judgment include revenues, receivables, inventories, warranties, acquisitions and intangible assets, taxes, legal and environmental contingencies and accruals.

The Company recognizes revenue when title and risk of ownership have passed to the buyer. Allowances for doubtful accounts are estimated at the individual operating companies based on estimates of losses related to customer receivable balances. Estimates are developed by using standard quantitative measures based on historical losses, adjusting for current economic conditions and, in some cases, evaluating specific customer accounts for risk of loss. The establishment of reserves requires the use of judgment and assumptions regarding the potential for losses on receivable balances. Though Dover considers these balances adequate and proper, changes in economic conditions in specific markets in which the Company operates could have a material effect on reserve balances required. In times of rapid market decline, such as affected a number of Dover Technologies’ companies in 2001, reserve balances need to be adjusted in response to these unusual circumstances.

The Company’s inventories are valued at the lower of cost or market. Under certain market conditions, estimates and judgments regarding the valuation of inventory are employed by the Company to properly value inventory. Dover Technologies companies tend to experience higher levels of inventory value fluctuations, particularly given the relatively high rate of product obsolescence over relatively short periods of time.

During the year, the Company established restructuring reserves at a number of operations. These reserves, for both severance and exit costs, required the use of estimates. Though Dover believes that these estimates accurately reflect the costs of these plans, actual results may be different.

Dover has significant tangible and intangible assets on its balance sheet that include goodwill and other intangibles related to acquisitions. The valuation and classification of these assets and the assignment of useful amortization lives involves significant judgments and the use of estimates. The testing of these intangibles under established accounting guidelines for impairment also requires significant use of judgment and assumptions. Dover’s assets are tested and reviewed for impairment on an ongoing basis under the established accounting guidelines. Changes in business conditions could potentially require future adjustments to asset valuations.

The valuation of Dover’s pension and other post-retirement plans requires the use of assumptions and estimates that are used to develop actuarial valuations of expenses and assets/liabilities. These assumptions include discount rates, investment returns, projected salary increases and benefits, and mortality rates. The actuarial assumptions used in Dover’s pension reporting are reviewed annually and compared with external benchmarks to assure that they accurately account for Dover’s future pension obligations. Changes in assumptions and future investment returns could potentially have a material impact on Dover’s pension expenses and related funding requirements.

Dover has significant amounts of deferred tax assets that are reviewed for recoverability and valued accordingly. These assets are evaluated by using estimates of future taxable income streams and the impact of tax planning strategies. Reserves are also estimated for ongoing audits regarding Federal, state and international issues that are currently unresolved. The Company routinely monitors the potential impact of these situations and believes that it is properly reserved. Valuations related to tax accruals and assets can be impacted by changes to tax codes, changes in statutory tax rates and the company’s future taxable income levels.

Dover has significant accruals and reserves related to its risk management program. These accruals require the use of estimates and judgment in regards to risk exposure and ultimate liability. The Company estimates losses under these programs using actuarial assumptions, Dover experience, and relevant industry data. Dover considers the current level of accrual and reserves adequately valued relative to current market conditions and Company experience.

Dover has established reserves for environmental and legal contingencies at both the operating company and corporate levels. A significant amount of judgment and use of estimates is required to quantify Dover’s ultimate exposure in these matters. The valuation of reserves for contingencies is reviewed on a quarterly basis at the operating and corporate levels to assure that Dover is properly reserved. Reserve balances are adjusted to account for changes in circumstances for ongoing issues and the establishment of additional reserves for emerging issues. While Dover believes that the current level of reserves is adequate, changes in the future could impact these determinations.

Liquidity and Capital Resources
The Company’s current ratio (current assets divided by current liabilities), on a continuing operations basis, increased to 2.02 at December 31, 2001, compared with 1.22 at December 31, 2000. The quick ratio (current assets net of inventories, divided by current liabilities) increased to 1.21 at December 31, 2001, compared with .74 at December 31, 2000.

23 of 59

Under the terms of a Revolving Credit Agreement dated November 13, 2001 with a group of 15 banks, the Company has $750.0 million of bank credit availability. This credit facility was unused during 2001 and at December 31, 2001. The primary purpose of the Revolving Credit Agreement is to act as an alternative avenue of short term financing in the event of a disruption in the commercial paper market. The Company typically finances its short term borrowing requirements, if any, in the commercial paper market. The Company’s current short term credit ratings are A-1 (Standard & Poors) and P-1 (Moody’s). It is expected that in 2002 any funding requirements above cash generated from operations will be met through the issuance of commercial paper, or, depending on market conditions, through the issuance of long term debt.

Net debt (notes payable plus long-term debt and current maturities of long-term debt less cash and equivalents and marketable securities) to total capital ratio decreased to 26.3% ($900.2 million) at December 31, 2001, compared with 34.5% ($1,288.4 million) at December 31, 2000. Long-term debt maturities for the four years 2002 to 2005 aggregate $260.6 million. In the fourth quarter of 2000, the Company filed a “shelf registration” for the issuance of up to $1 billion in senior debt securities and on February 12, 2001 issued $400.0 million of 6.50% Notes due February 15, 2011 under this registration. The proceeds were used to reduce short-term commercial paper borrowings. Under the “shelf registration” up to $600.0 million of debt securities could be issued in 2002 under the existing shelf registration, if such financing was required. The Company’s current long term credit rating is A+ (Standard & Poors) and A1 (Moody’s). Management is not aware of any potential impairment to the Company’s liquidity and, the Company was in compliance with all its long-term debt convenants.

Minimum future rental commitments for certain facilities and equipment under operating leases having noncancelable lease terms in excess of one year aggregate $151 million as of December 31, 2001. Aggregate payments as of December 31, 2001 are payable as follows (in millions): 2002 — $33, 2003 — $25; 2004 — $19; 2005 — $16, and after 2006 and subsequent years — $58.

During 2001, the Company’s entire capital expenditure program ($166.8 million) was financed internally. The Company expects to be able to internally finance capital expenditures in 2002.

As indicated by the Consolidated Statements of Cash Flows for 2001, net cash from operating activities increased to $678.8 million in 2001 from $545.4 million in 2000. This increase was driven primarily by a $282.7 decrease in working capital (principally receivables and inventory) offset by a decline in net earnings of 52% or $271.1 million.

Net cash used in investment activities aggregated $427.5 million in 2001 compared with $594.6 million in 2000. The change from year to year was primarily due to decreased acquisition spending. Payments made in early 2002 for acquisition transactions totaled $42.2 million.

Net cash used in financing activities was $545.3 million in 2001 compared with net cash from financing activities of $411.0 million in 2000. The principal causes for the swing of $956.3 million were a net decrease of $403.2 million in long-term debt and notes payable in 2001 compared to an increase of $554.3 million in 2000, and a $26.3 million increase in the amount spent on stock repurchases.

At December 31, 2001, the Company’s net property, plant, and equipment amounted to $761.4 million compared with $715.2 million at the end of the preceding year. Intangible assets, net of amortization increased by $146.6 million during 2001 principally as a result of goodwill arising from acquisitions.

The aggregate of current and deferred income tax liabilities increased from $109.6 million at the beginning of the year to $214.1 million at year end. This increase resulted primarily from extensions granted for 2001 U.S. estimated tax payments.

Retained earnings increased from $3.252 billion at the beginning of 2001 to $3.395 billion at December 31, 2001. The $143 million increase results from 2001 net earnings of $249 million, less cash dividends which aggregated $106 million. Stockholders’ equity increased from $2.442 billion to $2.520 billion. The $78 million increase results mainly from the $143 million increase in retained earnings offset by treasury stock purchases of $32 million and equity adjustments related to foreign currency fluctuations of $37 million.

Dover’s consolidated pension benefit obligation increased by $52.7 million in 2001. The increase was due principally to increases in actuarial losses. In addition, plan assets decreased $48.6 million due to losses sustained on plan investments during the year. Due to the decrease in the net funded status of the plans, it is estimated that pension expense will increase approximately $7 million in 2002. The Company does not anticipate having to contribute to its qualified benefit plans in the near term.

24 of 59

In 2001, the Company announced various restructuring programs at selected operating companies. These programs were implemented to reduce the Company’s overall cost structure and to eliminate certain non-strategic or redundant product lines and facilities. The total continuing restructuring charges related to these programs in 2001 was $20.9 million. The restructuring charges included both employee separation costs and costs associated with exit activities. Employee separation costs of $15.4 million involved approximately 2,500 voluntary and involuntary separations. These reductions were spread out across several geographic regions and employee classes. Facility closings and related charges of $5.5 million were incurred at ten operating locations. These restructuring amounts were charged to either cost of sales or selling and administrative expenses as a component of operating earnings. The Company expects to complete these restructuring programs by the end of fiscal year 2002. The anticipated impact of these programs once fully implemented, is expected to have an incrementally positive, though at this time undetermined, impact on continuing operations.

In addition to the restructuring charges discussed above, the Company established inventory, accounts receivable, and other reserves (partially offset by related reductions in performance bonuses) resulting in a total charge to continuing operations in 2001 of $86.8 million, $68.4 million of which related to the third and fourth quarter. These charges were predominately in the Technologies and Diversified segments. Nearly half of the first and second quarter total of $18.4 million related to inventory reserves established at Crenlo, and the bulk of the second half charges were in Technologies.

The devaluation of the Argentine Peso had an immaterial impact on the results of the Company in 2001.

Other Pronouncements
In August 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations”, which is effective for fiscal years beginning after June 15, 2002. SFAS No. 143 establishes the accounting standards for the recognition and measurement of obligations associated with the retirement of tangible long-lived assets. Under SFAS No. 143, the costs of retiring an asset will be recorded as a liability when the retirement obligation arises, and will be amortized over the life of the asset. The Company is still assessing the potential impact of SFAS No. 143 on its consolidated results of operations and financial position.

See also Notes 1E, 1K, and 1L to the Consolidated Financial Statements for additional information related to recent accounting pronouncements, SFAS No. 133 and SFAS No. 138, SFAS No. 141, SFAS No. 142, and SFAS No. 144.

2000 Compared with 1999

Dover Technologies
Dover Technologies’ 2000 results shot up dramatically compared to 1999 as a huge upturn in the worldwide electronics industry favorably impacted all of Technologies’ companies. Sales increased 44% to $2,100.0 million, and segment earnings increased 73% to $392.0 million, both new records. With the rapid increase in sales and earnings, which began mid-year 1999, all companies significantly ramped up production to meet demand. All eleven companies in the segment had increased sales and earnings in 2000.

Technologies’ five CBAT companies that make production equipment used to assemble and test printed circuit boards and semiconductor devices benefited from worldwide demand for additional production capacity, driven largely by Internet-spawned growth in data networking and telecommunications. CBAT’s sales were up 47% to $1,369.3 million and operating profit was up 72% to $265.2 million. All five companies had record sales and earnings. Universal Instruments, the largest of the CBAT companies experienced a sales increase of 52% as its customers, particularly the “electronics manufacturing services” customers who have become the largest part of their market, sought to expand quickly to meet booming worldwide demand. As circuit boards have continued to shrink in size, Universal’s GSM machine has become the world market leader in flexible fine pitch applications. Universal successfully introduced its Polaris machine, which does odd-form and light mechanical assembly, automating tasks previously done by hand at the end of an assembly line. Alphasem, a maker of die-bonding equipment used to package semiconductors before assembly on a circuit board, thrived after its acquisition by Universal in 1999. DEK Printing Machines became the CBAT group’s highest margin company, with earnings nearly tripling. Another strong CBAT performer, Everett Charles, which makes a range of equipment and devices for testing both bare and assembled printed circuit boards and packaged semiconductor components, turned in record results. Vitronics Soltec also had a record year and was highly successful with its new reflow soldering oven, introduced in 1999. In November 2000, Technologies acquired OK International, a California-based producer of consumables and hand tools for the professional electronic manufacturer’s workbench.

Operational profits more than doubled to $104.0 million on a 62% increase in sales to $531.1 million for the five SEC companies. These companies provide high-value components, precision devices and multifunction assemblies for the data transmission, telecommunications and networking markets often engineered in collaboration with customers for specialized applications. Quadrant, which invested $21 million in plant and equipment to respond to strong demand in the

25 of 59

wired and wireless infrastructure and access markets experienced sales growth of 67% and a doubling in earnings. Novacap acquired Syfer Technology, Ltd. (UK) in July 2000, and both experienced strong demand for their high voltage and safety certified capacitors as sales and earnings more than doubled. DT Magnetics had record sales and earnings increased 200% as it quickly responded to increased demand from DSL and network switch customers. K&L Microwave had record sales driven by demand from base station and digital radio customers.

Imaje, S.A.’s, strong sales and profit gains measured in local currency translated into essentially level results in dollar terms due to the strong U.S. dollar and the modest portion of its business that is in the U.S.

Dover Industries
Dover Industries’ sales in 2000 increased 9% to a record level of $1,203.4 million, while continuing earnings increased 13% to $191.0 million. Operating profit margins improved for the fourth year in a row to 15.9% and after-tax operating return on investment remained in the high 30s. Heil Environmental followed its star performance in 1999 with even greater earnings growth in 2000, remaining Industries’ clear sales and earnings leader. Heil Environmental turned in robust sales and profit gains, with heavy shipments of refuse collection vehicles to New York City more than offsetting declining business with major waste management companies, many of which postponed equipment purchases because of consolidation or financial constraints. Rotary Lift, one of Dover’s original companies, recorded sales and earnings gains of 16% and benefited from recent acquisitions that boosted Rotary’s leading share in its markets. Chief Automotive Systems had an earnings resurgence in 2000 after a weak 1999, although not quite reaching previous highs. In a strategic shift that began in 1999, Chief successfully marketed new models by accepting customers’ trade-ins, which are then refurbished and sold to smaller repair shops. PDQ set new sales and earnings records as customers increasingly viewed service station car washes as potential profit centers. PDQ’s market position was further enhanced by the mid-year acquisition of Kesseltronics, a Canadian-based manufacturer of electronic products for this industry.

Texas Hydraulics raised sales 12% but earnings declined slightly because of extra expense in expanding capacity at its Tennessee plant. In pursuit of its value-adding strategy, during the second quarter Texas Hydraulics acquired Hydromotion Inc., which makes hydraulic swivels used in heavy equipment. Groen and Randell increased their sales slightly and earnings substantially. Groen improved manufacturing productivity in the face of flat markets, and sold its low-margin industrial process equipment business, closing its Elk Grove, Illinois factory. Randell improved manufacturing efficiency and benefited from strong sales of mobile food service equipment for golf courses.

Marathon Equipment had lower earnings on slightly higher sales after encountering some of the same problems with large, cash-constrained waste management customers as Heil Environmental. Tipper Tie/Technopack reported lower sales and earnings due to second half price pressure from the U.S. poultry industry and declining consumption of beef and sausage in Europe related to the “mad cow” disease scare. Heil Trailer International hit a transportation market downturn in late 1999 that extended throughout 2000. Management reacted strongly to reduce costs and Heil margins recovered as the year progressed. Somero also disappointed after good 1999 results, as its customers, large concrete contractors, experienced an extended downturn that began in late 1999. Triton, though a contributor to overall results, stumbled after being acquired early in 2000, as strong exports were not enough to offset weak U.S. sales. Triton’s small-footprint cash-dispensing machines had been very successful but quality problems with a new product led to market share erosion.

Dover Diversified
Dover Diversified increased its continuing earnings for a ninth straight year in 2000 to $150.6 million, up 14.1% from 1999, on a 12.2% sales increase to $1,019.3 million. Diversified’s profit margin increased slightly to 14.8%, despite the fact that several companies struggled with flat or depressed markets.

As expected, Tranter was the segment’s largest profit producer again in 2000, maintaining its market share and coming in just above its 1999 sales levels with profit margins also up slightly despite challenging markets. Besides the U.S., Tranter manufactures in Canada, Malaysia, Sweden and Switzerland, and unfavorable exchange rates have masked the strong overseas results of its predominantly international sales. Crenlo, Performance Motorsports, and Sargent performed well in 2000. Crenlo, acquired in October of 1999, improved Diversified’s comparisons to the prior year with higher earnings on solid sales growth. Performance Motorsports, Inc. recorded sharply higher sales and profits, fueled by strong aftermarket demand for its automotive and motorcycle products and a full year of its 1999 acquisition, JE Piston. Dover’s only defense/aerospace business, Sargent, increased its sales despite a lower aircraft build rate at Boeing, by increasing sales to Airbus and regional aircraft OEMs, and maintained profitability despite a less than favorable product mix in its bearings business by improving productivity. Sargent also retained its submarine business with the Navy, which is an important contributor to earnings.

Industry consolidation affected many of Diversified’s businesses in 2000. Hill Phoenix, Diversified’s largest business, saw a consolidation-driven drop in its business with supermarkets, resulting in lower overall sales and a steep profit falloff after

26 of 59

a record 1999. Despite a booming bearings business driven by strong power generation markets, Waukesha Bearings reported flat sales and lower earnings, as its torquing tools business encountered weak demand from its large oil company customers in the North Sea and Gulf of Mexico. Industry consolidation and exchange rates also hurt results, but margins, though lower, remained strong. SWF continued to consolidate the fragmented packaging industry. The company is the result of the acquisition of eight small packaging equipment manufacturers, including two in 2000, which helped push sales up, however, earnings remained flat as integration costs eroded margins.

Mark Andy, whose flexographic printing presses for labeling and other applications have faced flat markets for several years, increased sales and earnings partly from restructuring but mainly from the addition of a former stand alone business, Van Dam. In a related field, Graphic Microsystems managed to increase sales moderately and profits strongly, despite its flat markets. Belvac contributed to Diversified’s overall improvement as it returned to strong profitability in 2000 after a weak 1999 performance led to restructuring and workforce reductions. Langbein & Engelbracht, a German maker of air handling systems and other environmental control equipment, reported a significant exchange-related decline in sales and earnings in dollar terms in flat markets.

Dover Resources
Dover Resources’ continuing operating earnings increased 12% to $120.0 million in 2000 on a sales increase of 14.5% to $877.4 million. This performance was led by the Petroleum Equipment Group, OPW Fluid Transfer Group and Tulsa Winch.

Buoyed by continuing recovery in the oil patch and internal productivity gains, the Petroleum Equipment Group had its most profitable year since the early 1980s, surpassing its 1997 earnings peak. Benefiting from cost-cutting initiatives, investments in capacity and rising demand were the Group’s four oil and gas production equipment companies. C. Lee Cook gained both from the improving dynamics upstream in the gas industry and from solid demand from processing plants for its aftermarket components. Quartzdyne benefited from new exploration and development, and from industry emphasis on more complex drilling and production techniques that improve well output.

The OPW Fluid Transfer Group increased earnings although its markets weakened as the year progressed. Sales at OPW Engineered Systems, Civacon-Knappco and Midland Manufacturing were constrained by a falloff in bulk transportation markets. The 1999 restructuring, which involved closing a factory and shifting production to other facilities, contributed to the earnings increase. Tulsa Winch Consolidated showed substantially improved performance as it continued its successful roll-up of profitable, niche companies in the fragmented winch industry.

Flat or depressed markets and the downstream impact of soaring oil prices squeezed margins in the hydrocarbon and chemical process industries and at the Dover Resources’ companies that serve them. Demand growth was constrained for industrial pumps, impacting both Blackmer and Wilden. The strong U.S. dollar hurt Blackmer’s and Wilden’s pump exports and eroded the dollar value of profits from Blackmer’s pump and compressor manufacturing operations in France and the U.K., which were restructured during the fourth quarter. Ronningen-Petter faced soft petroleum refining and pulp and paper markets for its filters, but market strength in paints, inks and adhesives somewhat cushioned its cyclicality.

OPW Fueling Components experienced slightly lower volume in a soft market, and a somewhat larger percentage reduction in earnings due to product mix unfavorability. However, the company achieved record results internationally, succeeded with new products, and significantly reduced its cost structure. The company’s PISCES ™ underground piping systems continued to increase market penetration in spite of weak overall market conditions. Its Petro Vend unit had near-record sales and earnings. That portion of Blackmer serving the petroleum retailing market, which has been responsive to new service station construction and regulatory requirements, saw declining demand and a shift toward aftermarket sales.

De-Sta-Co Industries benefited from improved productivity and exceptional strength in its Robohand unit and solid results in its French and German operations. However, weakness in the automotive sector, led to slight earnings declines for the year at both De-Sta-Co Industries and De-Sta-Co Manufacturing. Hydro Systems benefited from robust demand for its specialized cleaning chemical dispensing systems. Wittemann’s markets for carbon dioxide generation and recovery systems remained weak. Duncan aggressively right-sized itself in response to lingering market softness for its parking meter products.

27 of 59

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest Rates

The Company’s exposure to market risk for changes in interest rates relates primarily to the fair value of long-term fixed interest rate debt, commercial paper borrowings and investments in cash equivalents. Generally, the fair market value of fixed-interest rate debt will increase as interest rates fall and decrease as interest rates rise. A 65 basis point increase in interest rates (10% of the Company’s long-term debt interest rate) would have an immaterial effect on the fair value of the Company’s long-term debt. Commercial paper borrowings are at variable interest rates, and have maturities of three months or less. A 46 basis point increase in the interest rates (10% of the Company’s weighted average commercial paper interest rate) on commercial paper borrowings would have an immaterial impact on the Company’s pre-tax earnings. All highly liquid investments, including highly liquid debt instruments purchased with an original maturity of three months or less, are considered cash equivalents. The Company places its investments in cash equivalents with high credit quality issuers and limits the amount of exposure to any one issuer. A 64 basis point decrease in interest rates (10% of the Company’s weighted average interest rate) would have an immaterial impact on the Company’s pre-tax earnings. The Company does not enter into derivative financial or derivative commodity instruments for trading or speculative purposes. In 2001, the Company entered into two interest rate swap transactions as detailed in Note 13 in Item 8 of this Form 10-K. A 10% change in the LIBOR rates used in the swap agreements would have an immaterial impact on the Company’s pre-tax earnings.

Foreign Exchange

The Company conducts business in various foreign currencies, primarily in Canada, Europe, Japan and other Asian countries. Therefore, changes in the value of the currencies of these countries affect the Company’s financial position and cash flows when translated into U.S. Dollars. As of December 31, 2001 the Company had not established a foreign-currency hedging program. The Company has mitigated and will continue to mitigate a portion of its currency exposure through operation of decentralized foreign operating companies in which all costs are local-currency based. A 10% change in the value of all foreign currencies would have an immaterial effect on the Company’s financial position and cash flows.

Item 8. Financial Statements and Supplementary Data

     Index to Consolidated Financial Statements and Financial Statement Schedule

Page	Financial Statements and Supplemental Data

29	Report of Independent Accountants
30	Consolidated statements of earnings, comprehensive earnings and retained earnings for the years ended December 31, 2001, 2000 and 1999
31	Consolidated balance sheets as of December 31, 2001 and 2000
32	Consolidated statements of cash flows for the years ended December 31, 2001, 2000 and 1999.
33-48	Notes to consolidated financial statements
49	Financial Statement Schedule — Schedule II, Valuation and Qualifying Accounts
(All other schedules are not required and have been omitted)

28 of 59

Report of Independent Accountants

To the Board of Directors and Shareholders of Dover Corporation:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Dover Corporation and its subsidiaries at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the consolidated financial statements, in 2001 the Company changed its accounting method for the impairment or disposal of long-lived assets.

PricewaterhouseCoopers LLP
New York, New York
February 8, 2002

29 of 59

DOVER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS,
COMPREHENSIVE EARNINGS, AND RETAINED EARNINGS

(in thousands, except per share figures)
Statement of earnings for the years ended December 31,	2001	2000	1999

Net sales	$4,459,695	$5,192,691	$4,228,465
Cost of sales	3,064,326	3,292,645	2,693,079

Gross profit	1,395,369	1,900,046	1,535,386
Selling and administrative expenses	1,096,346	1,081,336	929,635

Operating profit	299,023	818,710	605,751

Other deductions (income):
Interest expense	91,168	97,211	53,037
Interest income	(15,888)	(9,024)	(18,486)
Gain on sale of investments and businesses	—	(10,495)	(10,256)
All other, net	(14,691)	(6,613)	(3,492)

Total	60,589	71,079	20,803

Earnings before taxes on income	238,434	747,631	584,948
Federal and other taxes on income	71,595	230,867	199,391

Net earnings from continuing operations	166,839	516,764	385,557

Earnings (loss) from discontinued operations, net of tax	(14,896)	16,443	19,497
Gain (loss) on sale of discontinued operations, net of tax	96,594	(13,595)	523,938

Net earnings from discontinued operations	81,698	2,848	543,435

Net earnings	$248,537	$519,612	$928,992

Net earnings per common share:
Basic — Continuing operations	$0.82	$2.55	$1.84
— Discontinued operations	0.40	0.01	2.60

— Net earnings	$1.22	$2.56	$4.44

Diluted — Continuing operations	$0.82	$2.52	$1.83
— Discontinued operations	0.40	0.02	2.58

— Net earnings	$1.22	$2.54	$4.41

Weighted average number of common shares outstanding during the period:
Basic	202,925	202,971	209,063
Diluted	204,013	204,677	210,679

Comprehensive Earnings for the years ended December 31,	2001	2000	1999

Net earnings	$248,537	$519,612	$928,992

Other comprehensive earnings, net of tax:
Total foreign currency translation adjustments	$(37,027)	$(32,726)	$(52,742)

Unrealized gains (losses) on marketable securities:
Unrealized holding gains (losses) arising during period	(2,859)	12,080	(5)
Less: reclassification adjustment for gains (losses) included in net earnings	—	8,994	—

Total unrealized gains (losses) on securities (tax -($1,539) in 2001, $1,687 in 2000)	(2,859)	3,086	(5)

Other comprehensive (loss) earnings	(39,886)	(29,640)	(52,747)

Comprehensive earnings	$208,651	$489,972	$876,245

Retained Earnings for the years ended December 31,	2001	2000	1999

Balance at beginning of year	$3,252,319	$2,830,175	$1,992,991
Net earnings	248,537	519,612	928,992

	3,500,856	3,349,787	2,921,983
Deductions:
Common stock cash dividends of $.52 per share ($.48 in 2000; $.44 in 1999)	105,563	97,468	91,808

Balance at end of year	$3,395,293	$3,252,319	$2,830,175

See Notes to Consolidated Financial Statements.

30 of 59

DOVER CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share figures)

December 31,	2001	2000

Assets
Current Assets:
Cash and cash equivalents	$175,865	$180,648
Marketable securities, at market	997	5,341
Receivables (less allowance for doubtful accounts of $35,534 in 2001, $25,270 in 2000)	675,233	869,510
Inventories	660,601	750,599
Prepaid expenses and other current assets	142,232	102,576

Total current assets	1,654,928	1,908,674

Property, plant and equipment, at cost:
Land	44,174	44,307
Buildings	416,995	367,565
Machinery and equipment	1,295,046	1,174,014

	1,756,215	1,585,886
Less accumulated depreciation	994,854	870,642

Net property, plant and equipment	761,361	715,244

Goodwill, net of amortization	1,946,423	1,793,556
Intangible assets, net of amortization	173,194	179,510
Other assets and deferred charges	56,359	82,883
Assets from discontinued operations	9,937	213,896

	$4,602,202	$4,893,763

Liabilities
Current Liabilities:
Notes payable	$39,783	$839,880
Current maturities of long-term debt	3,997	2,657
Accounts payable	207,295	266,729
Accrued compensation and employee benefits	156,135	173,011
Accrued insurance	45,602	45,532
Other accrued expenses	211,060	198,183
Federal and other taxes on income	155,299	43,535

Total current liabilities	819,171	1,569,527

Long-term debt	1,033,243	631,846
Deferred income taxes	102,853	67,760
Other deferrals (principally compensation)	107,555	145,102
Liabilities from discontinued operations	19,841	37,953

Commitments and contingent liabilities

Shareholders’ Equity Capital Stock:
Preferred, $100 par value per share. Authorized 100,000 shares; issued none	—	—
Common, $1 par value per share. Authorized 500,000,000 shares; issued 237,302,864 in 2001, (236,944,308 shares in 2000)	237,303	236,944
Additional paid-in capital	55,223	48,552
Cumulative translation adjustments	(149,738)	(112,711)
Unrealized holding gains	273	3,132
Retained earnings	3,395,293	3,252,319

	3,538,354	3,428,236
Less common stock in treasury, at cost 34,723,815 shares in 2001 (33,760,636 shares in 2000)	1,018,815	986,661

Net stockholders’ equity	2,519,539	2,441,575

	$4,602,202	$4,893,763

See Notes to Consolidated Financial Statements.

31 of 59

DOVER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

Increase (decrease) in cash and cash equivalents (in thousands)

For the years ended December 31,	2001	2000	1999

Cash flow from operating activities:
Net earnings	$248,537	$519,612	$928,992

Adjustments to reconcile net earnings to net cash from operating activities:
(Earnings) loss from discontinued operations, net of taxes	14,896	(16,443)	(19,497)
(Gain) loss on sale of discontinued operations, net of taxes	(96,594)	13,595	(523,938)
(Gain) loss on sale of marketable securities	—	(13,741)	—
Depreciation and amortization	219,963	191,112	170,537
Provision for losses on accounts receivable	19,829	7,743	6,676
Net increase (decrease) in LIFO reserve	(4,192)	(400)	(773)
Deferred income taxes	(2,703)	14,805	(17,151)
Loss (gain) on sale of property and equipment	(1,917)	(1,160)	(490)
Increase (decrease) in deferred compensation	(36,272)	38,718	23,584
Acquisition inventory premium write-off	9,307	13,756	10,484
(Gain) loss on sale of businesses	—	3,246	(10,256)
Other, net	9,352	6,363	(12,084)
Changes in assets and liabilities (excluding effects of acquisitions and dispositions):
Decrease (increase) in accounts receivable	195,768	(122,485)	(145,052)
Decrease (increase) in inventories excluding LIFO reserve	137,618	(86,333)	(22,889)
Decrease (increase) in prepaid expenses	5,456	(16,976)	(8,581)
Decrease (increase) in other assets	(15,215)	(3,289)	(3,257)
Increase (decrease) in accounts payable	(67,685)	4,637	44,992
Increase (decrease) in accrued expenses	(55,039)	30,752	(22,117)
Increase (decrease) in accrued federal and other taxes payable	97,738	(38,110)	32,368

Total adjustments	430,310	25,790	(497,444)

Net cash from (used in) operating activities of continuing operations	678,847	545,402	431,548

Cash flows from (used in) investing activities:
Proceeds from the sale of marketable securities	—	14,185	—
Proceeds from sale of property and equipment	13,439	7,193	2,474
Additions to property, plant and equipment (includes rental equipment: $52 in 2001, $133 in 2000 and $232 in 1999)	(166,891)	(190,190)	(122,772)
Acquisitions (net of cash and cash equivalents: $7,920 in 2001, $9,255 in 2000 and $38,186 in 1999)	(274,062)	(442,658)	(575,011)
Proceeds from sale of businesses	—	16,919	40,096

Net cash from (used in) investing activities of continuing operations	(427,514)	(594,551)	(655,213)

Cash flows from (used in) financing activities:
Increase (decrease) in notes payable	(803,315)	532,023	(135,440)
Reduction of long-term debt	(8,277)	(48,959)	(9,353)
Proceeds from long-term debt	400,090	22,257	1,916
Purchase of treasury stock (963 shares in 2001, 143 shares in 2000 and 18,454 shares in 1999)	(32,155)	(5,874)	(671,670)
Proceeds from exercise of stock options	3,945	9,003	7,521
Cash dividend to stockholders	(105,563)	(97,468)	(91,808)

Net cash from (used in) financing activities of continuing operations	(545,275)	410,982	(898,834)

Effect of exchange rate changes on cash and cash equivalents	(7,521)	(4,100)	(6,982)
Cash from (used in) discontinued operations	8,509	(11,628)	32,472
Taxes paid on gain from sale of elevator market segment	9,793	(302,369)	(21,786)
Proceeds from sale of discontinued operations	278,378	—	1,160,000

Net increase (decrease) in cash and cash equivalents	(4,783)	43,736	41,205
Cash and cash equivalents at beginning of year	180,648	136,912	95,707

Cash and cash equivalents at end of year	$175,865	$180,648	$136,912

Supplemental information-continuing operations, cash paid during the period for:
Income taxes	$82,767	$263,351	$220,000
Interest	83,941	95,426	53,581

See Notes to Consolidated Financial Statements.

32 of 59

Dover Corporation and Subsidiaries
Notes To Consolidated Financial Statements
December 31, 2001, 2000 and 1999

1. Description of Business and Summary of Significant Accounting Policies

The Company is a multinational, diversified manufacturing corporation comprised of 49 different operating companies which manufacture a broad range of specialized industrial products and sophisticated manufacturing equipment. The Company also provides some engineering and testing services. The Company groups its products and services by industry into four segments as detailed in Part 1, Item 1. A description of the products manufactured and services performed by each of the four segments is also provided in that section. The accounting policies that affect the more significant elements of the Company’s financial statements and that apply to the Company’s market segment information are described briefly below:

A. Consolidation:

The consolidated financial statements include all majority-owned subsidiaries after elimination of all significant intercompany accounts and transactions, and include the results of operations of purchased businesses from the dates of acquisitions. On January 5, 1999, the Company sold its Dover Elevator International market segment to Thyssen Industrie, AG and the segment has been treated as a discontinued operation. Additional businesses qualified for discontinued operations treatment in 2001. The assets, liabilities, results of operations and cash flows of all discontinued operations have been segregated and reported as discontinued operations for all periods presented (See Note 1L).

The accounts of foreign subsidiaries have been translated into U.S. dollars as follows: assets and liabilities have been translated at year-end rates, profit and loss accounts have been translated at average rates for the year, and the difference has been reflected in the equity section of the balance sheet as cumulative translation adjustments. An analysis of the changes during 2001 and 2000 in the cumulative translation adjustments shown on the balance sheets follows:

Accumulated Other Comprehensive Earnings, Foreign Currency Translation Adjustments:

(in thousands)	2001	2000

Balance at beginning of year	$(112,711)	$(79,985)
Aggregate adjustment for year	(37,027)	(32,726)

Balance at end of year	$(149,738)	$(112,711)

B. Use of Estimates:

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

C. Inventories:

Inventory of foreign subsidiaries, the Dover Technologies segment and some recently acquired domestic companies are stated at the lower of cost, determined on the first-in, first-out (FIFO) basis, or market. Other domestic inventory is stated at cost, determined on the last-in, first-out (LIFO) basis, which is less than market value.

D. Property, Plant and Equipment and Depreciation:

Property, plant and equipment includes the cost of land, buildings, equipment and significant improvements to existing plant and equipment. Expenditures for maintenance, repairs and minor renewals are expensed as incurred. When property or equipment is sold or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts and the gain or loss realized on disposition is reflected in earnings.

Plant and equipment is generally depreciated based upon accelerated methods, utilizing estimated useful property lives for both accounting and tax purposes. Building lives range from 5 to 50 years; machinery and equipment lives range from 2 to 20 years. Continuing depreciation expense was $147,432,000 in 2001, $127,714,000 in 2000, and $113,836,000 in 1999.

33 of 59

E. Intangible Assets:

Intangible assets subject to amortization include goodwill purchased after 1970, and the cost of certain patents, drawings, trademarks, customer lists, and covenants not to compete. Goodwill is being amortized on a straight-line basis over a period, generally of 40 years; the remaining intangible amortization is based on estimated useful lives, which range from 3 to 20 years. The Company evaluates its amortization policies regularly to determine whether later events and circumstances warrant revised estimates of useful lives. The Company periodically evaluates the recoverability of goodwill and other long-lived assets including their relation to the operating performance and future, undiscounted net cash flows of the related business. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 121 and Accounting Principles Board No. 17, when required as a result of the implementation of SFAS No. 144, impairment losses are recognized when warranted.

In July of 2001, the FASB issued SFAS No. 141 “Business Combinations” and SFAS No. 142 “Goodwill and Other Intangible Assets.” SFAS No. 141 establishes the accounting standards for the initial recognition and measurement of goodwill and other intangible assets and requires all business combinations completed after June 30, 2001 to be accounted for under the purchase method of accounting. The adoption of SFAS No. 141 for the three acquisitions completed after June 30, 2001 did not have a material effect on the Company’s financial results. SFAS No. 142, which is effective for the Company on January 1, 2002, establishes new guidelines for accounting for goodwill and other intangible assets. Under the provisions of SFAS No. 142, goodwill and indefinite-lived intangible assets are no longer amortized and goodwill and indefinite-lived intangible assets will be subject to periodic impairment testing based upon fair value. In accordance with SFAS No. 142, goodwill associated with acquisitions consummated after June 30, 2001 is not amortized. Transitional goodwill impairment tests must be completed within six months of the date of adoption of SFAS No. 142. The Company is still assessing the potential impact, which may be material, of SFAS No. 142 on its consolidated results of operations and financial position.

Goodwill, net of amortization, aggregated $1,946,423,000 at December 31, 2001 and $1,793,556,000 at December 31, 2000. Amortization of all intangibles was $72,530,000 in 2001, $63,397,000 in 2000, and $56,701,000 in 1999, of which goodwill was $51,984,000, $46,194,000, and $38,212,000, respectively.

F. Revenue Recognition:

On December 3, 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 (“SAB 101”), Revenue Recognition in Financial Statements, implementation of which was effective in the fourth quarter of 2000. SAB 101 clarifies the basic principles of revenue recognition in existing generally accepted accounting principles (“GAAP”). The Company was in compliance with these basic principles of revenue recognition and as such, implementation of SAB 101 did not have a material effect on its results.

In conformity with SAB 101, revenue is recognized and earned when all of the following circumstances are satisfied, a) persuasive evidence of an arrangement exists, b) price is fixed or determinable, c) collectibility is reasonably assured and d) delivery has occurred or services have been rendered. Shipping and Handling fees are not material and are generally credited to revenue with related costs principally charged to cost of sales.

G. Income Taxes:

The provision for income taxes on continuing operations includes federal, state, local and foreign taxes. Tax credits, primarily for research and experimentation, are recognized as a reduction of the provision for income taxes on continuing operations in the year in which they are available for tax purposes, and aggregated $6,447,000 for 2001, $9,257,000 for 2000, and $6,714,000 for 1999. Research and experimentation expenditures charged to earnings from continuing operations amounted to $175,521,000 for 2001, $170,436,000 in 2000, and $134,711,000 in 1999. Generally, no provision is made for U.S. income taxes on unremitted earnings of foreign subsidiaries since any U.S. taxes payable would be offset by foreign tax credits.

H. Cash Flows:

The Company considers all highly liquid investments, including highly liquid debt instruments purchased with an original maturity of three months or less, to be cash equivalents.

I. Risk Retention, Insurance:

The Company generally retains the primary, first loss, risk for losses and liabilities related primarily to workers’ compensation, health and welfare claims, business interruption resulting from certain events and comprehensive general, product and vehicle liability. Losses are accrued based upon the Company’s estimates of the aggregate liability for claims incurred using certain actuarial assumptions followed in the insurance industry and based on Company experience.

34 of 59

As part of the Company’s risk management program, insurance is maintained to transfer risk beyond the level of self retention and provides stop loss protection on both an individual claim and annual aggregate basis. Limits of insurance are maintained at levels considered prudent based on experience of the Company and market conditions. A world wide program of property insurance covers the Company’s owned property and any business interruptions which may occur due to a hazard risk affecting those properties.

J. Marketable Securities:

Available-for-sale securities are reported at fair value and unrealized gains and losses on available for sale securities are shown in the caption “unrealized holding gains” included in stockholders’ equity. As of December 31, 2001 available-for-sale securities totaled $997,000 with related unrealized gains of $273,000, net of tax in an investment in Bookham Technology PLC. During 2000 the Company reported realized gains in the amount of $8,994,000 net of tax on the sale of approximately 43% of this investment.

K. Accounting for Derivative Financial Instruments:

Effective January 1, 2001, the Company adopted SFAS Statement No. 133 “Accounting for Derivative Instruments and Hedging Activities” and its related amendment SFAS Statement No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities”. These statements establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires recognition of all derivatives as either assets or liabilities on the balance sheet and the measurement of those instruments at fair value. If the derivative is designated as a fair value hedge and is effective, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings in the same period. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive income and are recognized in the income statement when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings.

L. Discontinued Operations:

In October of 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, which is effective for fiscal years beginning after December 15, 2001. SFAS No. 144 establishes accounting and reporting standards for the impairment and disposal of long-lived assets and discontinued operations. As encouraged by the FASB, the Company early adopted SFAS No. 144 in the fourth quarter of 2001 and has retroactively applied it to all transactions occurring during the fiscal year ended December 31, 2001. All prior interim and full year reporting periods have been restated to reflect the adoption. The application of this statement resulted in the classification, and separate financial presentation of certain entities as discontinued operations, which are not included in continuing operations. The earnings (loss) from discontinued operations include impairment charges to reduce these businesses to fair value less costs to sell. Fair value is determined by using quoted market prices, when available, or other accepted valuation techniques.

Effective April 10, 2001, the Company sold the welding equipment businesses of DovaTech (Dover Industries segment). Effective May 31, 2001, the Company sold A-C Compressor (Dover Diversified segment). Both are accounted for as discontinued operations in accordance with SFAS No. 144 and, accordingly amounts in the financial statements and related notes for all periods shown, reflect discontinued operations accounting. Based on the findings from strategic evaluations of its continuing operations, the Company committed to plans to dispose of three small Diversified operations and one small Resources operation within a one year timeframe. Accordingly, all four of these operations also qualified for discontinued operations presentation in 2001. The net sales from all discontinued operations for the years 2001, 2000 and 1999 were $68.3 million, $208.0 million and $217.9 million, respectively. The loss from discontinued operations in 2001 includes $19.3 million in charges to reduce held for sale businesses to their fair market value less costs to sell. $17.3 million of these charges relate to intangible asset impairments. The major classes of discontinued assets and liabilities included in the Consolidated Balance Sheets are as follows:

(in thousands)	2001	2000

Assets:
Cash, equivalents and marketable securities	$244	$751
Receivables, net of allowances for doubtful accounts	2,810	33,667
Inventories	1,231	32,602
Net property, plant & equipment	1,269	40,303
Goodwill & other intangibles, net of amortization	—	105,574
Deferred taxes and other assets	4,383	999

Total Assets of Discontinued Operations	$9,937	$213,896

Liabilities:
Payables and accrued expenses	$19,841	$27,835
Taxes payable (including deferred)	—	8,544
Deferred credits	—	1,574

Total Liabilities of Discontinued Operations	$19,841	$37,953

35 of 59

M.     Reclassifications:

Certain amounts in prior years have been reclassified to conform to the current year’s presentation.

2. Acquisitions and Dispositions

All of the acquisitions listed below for the years ending 2001, 2000, and 1999 have been accounted for by the purchase method of accounting. Accordingly, the accounts of the acquired companies, after adjustment to reflect fair market values assigned to assets and liabilities have been included in the consolidated financial statements from their respective dates of acquisitions.

2001 Completed Acquisitions:

Date	Type	Acquired Companies	Location (Near)	Segment	Operating Co.

1-Jan	Asset	CPI Products	Plymouth, MI	DRI	De-Sta-Co Industries

Manufactures a broad array of end-of-arm, transfer press, and assembly tooling products.

4-Jan	Stock	Bayne Machine Works, Inc.	Greenville, SC	DII	Heil Environmental

Manufactures hydraulic lift systems utilized in the waste industry.

31-Jan	Stock	Adhoc Logiciel	Hautmont, France	DTI	Imaje

Develops software systems for trace-ability, identification and product flow management.

28-Feb	Stock	Schrieber Engineering	Cerritos, CA	DII	DovaTech

Manufactures small and medium-sized chillers.

31-Mar	Stock	Comco	Cincinnati, OH	DDI	Mark Andy

Manufactures narrow and mid-web flexographic printing presses.

31-Mar	Stock	Tisma Machinery Corporation	Elk Grove Village, IL	DDI	SWF

Manufactures and designs automated packaging machinery used in forming, packing and sealing of corrugated packages.

31-May	Asset	Kurz-Kasch, Inc.	Dayton, OH	DII	Stand-Alone

Manufactures coil based electro magnetic switches and sensors that are encapsulated in thermoset plastic.

31-May	Stock (60%)	MultiTest AG	Rosenheim, Germany	DTI	ECT

Manufactures semiconductor test handling equipment.

20-Jun	Stock	Markpoint Holding AB	Goteborg, Sweden	DTI	Imaje

Manufactures and designs marking solutions for packaging industries.

11-Jul	Stock	Carrillo	San Clemente, CA	DDI	Performance Motorsports

Manufactures automotive engine connecting rods.

16-Aug	Asset	Federal-Mogul RPB	Northwood Hills, UK	DDI	Waukesha Bearings

Manufactures hydrodynamic and magnetic bearing products for oil/gas, chemical and industrial markets.

18-Oct	Stock	Perfect Bore, Ltd.	Andover, UK	DDI	Performance Motorsports

Manufactures specialty cylinder liners for racing engines.

The aggregate cost of these 2001 acquisitions was approximately $281,982,000 of which $164,085,000 represents goodwill, which is being amortized over a forty-year period, for all acquisitions completed prior to the adoption of SFAS No. 141 (see Note 1E). The aggregate cost can be reconciled to the $281,819,000 “economic cost” by considering long-term debt assumed and cash acquired on the date of acquisition.

36 of 59

The following unaudited pro forma information presents the results of operations of the Company as if the 2001 acquisitions had taken place on January 1, 2000.

For the years ended December 31,	2001	2000

Net sales from continuing operations:
As reported	$4,459,695	$5,192,691
Pro forma	4,548,270	5,452,485
Net earnings from continuing operations available to common stockholders:
As reported	$166,839	$516,764
Pro forma	166,983	514,914
Basic earnings per share from continuing operations:
As reported	$0.82	$2.55
Pro forma	0.82	2.54
Diluted earnings per share from continuing operations:
As reported	$0.82	$2.52
Pro forma	0.82	2.51

These pro forma results of operations have been prepared for comparative purposes only and include certain adjustments, such as additional amortization expense as a result of goodwill and increased interest expense on acquisition debt. They do not purport to be indicative of the results of operations which actually would have resulted had the acquisitions occurred on the date indicated, or which may result in the future.

The Company purchased the remaining 40% of the stock of MultiTest AG in the first quarter of 2002. During January 2002 the Company acquired 2 add-on businesses, and the approximate cost of these transactions is $42.2 million.

Effective April 10, 2001, the Company sold the welding equipment businesses of DovaTech (Dover Industries segment). Effective May 31, 2001, the Company sold A-C Compressor (Dover Diversified segment). Both are accounted for as discontinued operations in accordance with SFAS No. 144 and, accordingly amounts in the financial statements and related notes for all periods shown, reflect discontinued operations accounting. As a result of these transactions, the Company recorded a $96.6 million net gain in 2001 earnings.

2000 Completed Acquisitions:

Date	Type	Acquired Companies	Location (Near)	Segment	Operating Co.

1-Jan	Stock	SureSeal, Inc.	Mineral Pt, MO	DRI	Civacon/Knappco

Manufactures butterfly valves, actuators and other components used in piping systems, pneumatic conveying, transportation and industrial applications.

29-Feb	Stock	Yakima Wire Works, Inc.	Yakima, WA	DDI	SWF

Manufactures bagging machinery for the packaging of soft perishable produce.

8-Mar	Stock	Triton Systems, Inc	Long Beach, MS	DII	Stand-Alone

Manufactures cash-dispensing ATMs for off-premise locations, including ATM management software.

8-Mar	Stock	Prime Yield Systems, Inc	St. Paul, MN	DTI	Everett Charles Technologies

Manufactures semiconductor test sockets and distributes probe cards.

30-Mar	Asset	Hydro-Cam Engineering Company	Troy, MI	DRI	De-Sta-Co Manufacturing

Manufactures stamping dies for the electric motor, generator, transformer and automotive markets.

10-Apr	Stock	Greer Company	Santa Ana, CA	DRI	Tulsa Winch

Manufactures systems that continuously monitor the load and configuration of mobile cranes.

12-Apr	Asset	Hoegger Alpine (HA)	Gossau, Switzerland	DII	Tipper Tie/Technopack

Manufactures packaging machinery, clips and loops primarily used in the food processing industry.

24-May	Stock	Hydromotion, Inc	Spring City, PA	DII	Texas Hydraulics

Manufactures hydraulic swivels, electric slips rings and telescopic waterway assemblies.

31-May	Stock	Salwasser Manufacturing Company Inc.	Reedley, CA	DDI	SWF

Manufactures packaging machinery in automation of case packing for paper, dry goods and toiletries markets.

8-Jun	Asset	Provacon, Inc.	Gonzales, LA	DRI	Midland Manufacturing

Manufactures specialty valves and fittings for the transfer of hazardous fluids in petro-chemical plants.

23-Jun	Stock	C & H Manufacturing, Inc.	Ontario, CA	DDI	Sargent

Manufactures specialty fasteners, primarily for use in aircraft landing gears.

30-Jun	Stock	Groupe Aoustin	Nanterre, France	DRI	Ronningen-Petter

Manufactures high volume, turnkey liquid filtration systems and specialty high-viscosity mixers-extruders.

37 of 59

18-Jul	Stock	Syfer Technology Ltd.	Norwich, UK	DTI	Novacap

Manufactures specialty ceramic electronic components.

24-Jul	Asset	Chesterton System One Pump Division	Stoneham, MA	DRI	Blackmer

Manufactures high-end robust centrifugal pump line.

8-Aug	Stock	Kesseltronics Systems Corporation	Hudson, Quebec	DII	PDQ

Developer of electronic products primarily for the vehicle wash equipment industry.

1-Sep	Asset	Vertex Piston S.P.A	Reggio Emila, Italy	DDI	Performance Motorsports

Manufactures cast aluminum pistons.

15-Sep	Asset	National Cooler Corporation	San Dimas, CA	DDI	Hill Phoenix

Manufactures walk-in coolers, freezers and cold storage doors.

26-Sep	Stock	Pullmaster Winch	Surry, British Columbia, CA	DRI	Tulsa Winch

Manufactures hydraulically and planetary powered winches ranging from 1,000 to 50,000 pounds linepull.

1-Oct	Stock	Vitech	Galeen, Netherlands	DTI	Everett Charles Technologies

Manufacturers printed circuit board test fixtures and provider of test services for pc boards.

23-Oct	Stock	RG Industries Ltd.	Edmonton, Alberta, CA	DRI	Petroleum Equipment Group

Manufactures sucker rod guides and urethane-coated couplings.

7-Nov	Stock	OK International Inc.	Menlo Park, CA	DTI	Stand-Alone

Manufactures professional tools and assembly equipment used in electronics, telecommunications and general manufacturing industries.

30-Nov	Asset	Cinox	Cincinnati, OH	DTI	Quadrant

Manufactures precision quartz crystals.

5-Dec	Stock	Kalyn/Siebert, Incorporated	Gatesville, TX	DII	Heil Trailer International

Manufactures heavy-duty customized truck trailers for commercial and U.S. government/military customers.

The aggregate cost of these 2000 acquisitions, was approximately $451,913,000 of which $316,002,000 represents goodwill, which is being amortized over a forty-year period. The aggregate cost can be reconciled to the $506,251,000 “economic cost” by considering long-term debt assumed and cash acquired on date of acquisition.

The Company reported a $13.6 million loss net of tax in 2000 due to subsequent adjustment to both the purchase price and expenses related to the disposition of the Dover Elevator International market segment in 1999. These results are reported in the gain(loss) on sale of discontinued operations, net of tax.

Effective January 1, 2000 the Company sold 100% of the assets of Davenport Machine, Inc. and reported a loss before tax on the sale of $3.2 million.

1999 Completed Acquisitions:

Date	Type	Acquired Companies	Location (Near)	Segment	Operating Co.

8-Jan	Stock	EMA Industria e Comercio Ltda.	Sao Jose Campos, Brazil	DRI	De-Sta-Co Industries

Manufactures manual and pneumatic toggle clamps.

15-Jan	Stock	Van Dam Machine B.V	Amsterdam, Netherlands	DDI	Mark Andy

Manufactures multi-color dry offset printing presses, focused on the rigid plastic container market.

23-Jan	Stock	Alphasem Holding A.G	Berg, Switzerland	DTI	Universal Instruments

Manufactures electronic assembly equipment.

19-Feb	Stock	Hydra-Tight Ltd.	W. Midlands, UK	DDI	Waukesha Bearings

Manufactures bolt tensioning and pipeline coupling products and services tailored for the oil/gas and power generation industries.

4-Mar	Stock	Graphics Microsystems	Sunnyvale, CA	DDI	Mark Andy

Manufactures closed-loop color control systems and digital remote link control systems for web, sheet-fed and specialty printing presses.

10-Mar	Asset	TTI Testron Consolidated	Woonsocket, RI	DTI	Everett Charles Technologies

Manufactures test fixtures and interconnect devices for automated test equipment.

8-Apr	Stock	Richards Industries	Rockwood, TN	DRI	OPW Fueling Components

Manufactures petroleum handling equipment and safety devices.

10-May	Stock	Somero Enterprises	Houghton, MI	DII	Stand-Alone

Manufactures laser controlled concrete floor spreading equipment.

31-May	Asset	JE Piston	Huntington Beach, CA	DDI	Performance Motorsports

Manufactures high quality forged racing pistons.

1-Jul	Asset	Parts, Inc.	Piedmont, SC	DII	Heil Environmental

Manufactures quality replacement parts and cylinders for the refuse equipment industry.

23-Jul	Asset	Advantage Lift Systems	San Diego, CA	DII	Rotary Lift

Manufactures surface lifts for heavy duty automotive applications, as well as other complementary designs.

38 of 59

1-Aug	Stock	Lee Laser, Inc.	Orlando, FL	DII	Dova Tech

Manufactures solid state, high quality diode and lamp pumped lasers.

1-Sep	Stock	Forward Manufacturing	Fort Worth, FL	DII	Rotary Lift

Manufactures surface lifts for light duty automotive applications.

16-Sep	Stock	ARCOM, Inc.	Salem, NH	DTI	Quadrant Technologies

Manufactures transceivers used in high frequency millimeter-wave digital radios and millimeter-wave subsystems.

4-Oct	Stock	Crenlo, Inc.	Rochester, MN	DDI	Stand-Alone

Manufactures operator cabs for the construction machinery and agricultural equipment markets.

19-Nov	Stock	HAS, Inc.	Miami, FL	DDI	Sargent

Specializes in the overhaul and repair of hydraulic and electromechanical aircraft components.

30-Nov	Stock	DP Manufacturing	Tulsa, OK	DRI	Tulsa Winch

Manufactures hydraulically powered planetary gear winches.

3-Dec	Stock	Heil Asia	Bangkok, Thailand	DII	Heil Trailer International

Manufactures liquid and dry bulk tank trailers and refuse collection vehicles.

The aggregate cost of these 1999 acquisitions, was approximately $613,197,000 of which $437,515,000 represents goodwill, which is being amortized over a forty-year period. The aggregate cost can be reconciled to the $599,171,000 “economic cost” by considering long-term debt assumed and cash acquired on date of acquisition.

Effective March 27, 1999 the Company sold 100% of the stock of CoEv Inc. In the first quarter of 1999 the Company closed down its Thermofluid operation. Effective July 30, 1999 the Company sold 100% of the stock of Pathway Bellows, Inc. As a result of these transactions, the Company recorded a $10.3 million gain before tax in 1999. The operating profits of these companies, separately or in the aggregate, were not material to the Company.

3. Business Restructuring and Other Charges

In 2001, the Company announced various restructuring programs at selected operating companies. These programs were implemented to reduce the Company’s overall cost structure and to eliminate certain non-strategic or redundant product lines and facilities. The total continuing restructuring charges related to these programs in 2001 was $20.9 million. The restructuring charges included both employee separation costs and costs associated with exit activities. Employee separation costs of $15.4 million involved approximately 2,500 voluntary and involuntary separations. These reductions were spread out across several geographic regions and employee classes. $8.3 million in separation benefits were paid in 2001 and the remaining reserve balance at December 31, 2001 was $7.1 million. Facility closings and related charges of $5.5 million were incurred at ten operating locations and of this total $.6 million has been spent, resulting in a reserve balance at December 31, 2001 of $4.9 million. All restructuring charges were charged to either cost of sales or selling and administrative expenses as a component of operating earnings. The Company expects to complete these restructuring programs by the end of fiscal year 2002.

In addition to the restructuring charges discussed above, the Company established inventory, accounts receivable, and other reserves (partially offset by related reductions in performance bonuses) resulting in a total charge to continuing operations in 2001 of $86.8 million, $68.4 million of which related to the third and fourth quarter. These charges were predominately in the Technologies and Diversified segments. Nearly half of the first and second quarter total of $18.4 million related to inventory reserves established at Crenlo, and the bulk of the second half charges were in Technologies.

4. Inventories

Summary by components at December 31, (Continuing basis, in thousands)	2001	2000

Raw materials	$298,102	$302,887
Work in process	179,883	194,678
Finished goods	213,169	287,772

Total	691,154	785,337
Less LIFO reserve	30,553	34,738

	$660,601	$750,599

At December 31, 2001, domestic inventories determined by the LIFO inventory method amounted to $154,076,000 ($153,079,000 at December 31, 2000).

During each of the years in the two year period ended December 31, 2001, some inventory quantities were reduced. This reduction resulted in a liquidation of certain LIFO inventory quantities carried at lower costs prevailing in prior years as compared with costs at December 31 of each year. The effect of these liquidations increased net earnings by less than one cent per share in both 2001 and 2000.

39 of 59

5. Bank Line of Credit

Under the terms of a Revolving Credit Agreement dated November 13, 2001 with a group of 15 banks, the Company has $750 million of bank credit availability. This credit facility was unused during 2001 and at December 31, 2001. The primary purpose of the Revolving Credit Agreement is to act as an alternative avenue of short term financing in the event of a disruption in the commercial paper market.

6. Debt

A summary of long-term debt at December 31,
(in thousands)	2001	2000

6.45% Notes due Nov. 15, 2005
(less unamortized discount of $260)
with an effective interest rate of 5.91%	$250,251	$249,698
6.25% Notes due June 1, 2008
(less unamortized discount of $76)
with an effective interest rate of 6.26%	149,923	149,916
6.65% Debentures due June 1, 2028
(less unamortized discount of $848)
with an effective interest rate of 6.68%	199,152	199,143
6.50% Notes due Feb. 15, 2011
(less unamortized discount of $573)
with an effective interest rate of 6.52%	399,427	—
Other	38,487	35,746

Total long-term debt	1,037,240	634,503
Less current installments	3,997	2,657

Long-term debt excluding current installments	$1,033,243	$631,846

The impact of two interest rate swap agreements totaling $150 million (see Note 13) is reflected in the disclosures for the 6.45% Notes due November 15, 2005. Annual repayments of long-term debt in the four years following 2002 are scheduled as follows: 2003 — $4,431,000, 2004 — $1,437,000, 2005 - $250,690,000, and 2006 — $359,000.

The notes payable shown on the consolidated balance sheets for 2001 and 2000 principally represent commercial paper. The weighted average interest rates at December 31, 2001 and 2000 were 4.6% and 6.4% respectively.

On February 12, 2001, Dover completed its underwritten offering of $400,000,000, 6.50% Notes due February 15, 2011. The proceeds were used to reduce short-term debt.

7. Capital Stock, Additional Paid–in Capital and Treasury Stock

A summary of equity activity follows:

			Treasury Stock
	Common Stock	Additional
(in thousands)	$1 Par Value	Paid-in Capital	Shares		Amount

Balance at December 31, 1999	$236,246	$33,060	33,618		$980,786
Stock options exercised	661	15,033	94	*	4,007
Treasury stock purchased	—	—	49		1,868
Stock issued	37	459	—		—

Balance at December 31, 2000	$236,944	$48,552	33,761		$986,661
Stock options exercised	274	6,016	29	*	1,169
Treasury stock purchased	—	—	934		30,985
Stock issued	85	655	—		—

Balance at December 31, 2001	$237,303	$55,223	34,724		$1,018,815

* Shares received as consideration for exercise price.

The Board of Directors has been authorized to issue preferred stock, in one or more series, up to 100,000 shares, with such designations, preferences and relative rights and limitations as may be stated in the resolution relating to each issue.

40 of 59

During 1987 the Board of Directors adopted a Stockholders’ Rights Plan that is designed to protect stockholders from attempts to acquire control of the Company at an inadequate price. On November 7, 1996, the Board of Directors amended the original Plan by changing some of its features and extending the Plan to November 2006.

8. Stock Option and Performance Incentive Program

(Adjusted for stock splits):

On April 24, 1984, the stockholders approved an incentive stock option plan and cash performance program under which a maximum aggregate of 19 million shares was reserved for grants to key personnel until January 30, 1994. This plan expired on January 30, 1995, but certain previous grants remain outstanding at December 31, 2001.

On April 25, 1995, the stockholders approved an incentive stock option plan and a cash performance program to replace the expired 1984 plan and program. Under the new plan a maximum aggregate of 20 million shares was reserved for grants to key personnel until January 30, 2005. The option price may not be less than the fair market value of the stock at the time the options are granted. The period during which these options are exercisable is fixed by the Company’s Compensation Committee at the time of grant, but is not to exceed ten years.

Transactions in stock options (all of which are non-qualified and vest three years after grant) under this plan are summarized as follows:

	Shares Under Option	Price Range

Outstanding at January 1, 2000	5,723,485	$8.67 - $35.00
Granted	1,032,671	$39.00 - $43.00
Exercised	(660,524)	$8.67 - $24.72
Canceled	(119,713)	$8.67 - $39.00

Outstanding at December 31, 2000	5,975,919	$9.62 - $43.00

Exercisable at December 31, 2000 through February 4, 2007	2,927,003	$9.62 - $24.72

Outstanding at January 1, 2001	5,975,919	$9.62 - $43.00
Granted	2,007,965	$33.00 - $41.00
Exercised	(273,837)	$9.62 - $35.00
Canceled	(305,778)	$14.88 - $43.00

Outstanding at December 31, 2001	7,404,269	$9.67 - $43.00

Exercisable at December 31, 2001 through:
March 6, 2002	98,188	$9.67
March 4, 2003	143,983	$11.43
February 27, 2004	272,960	$14.88
February 2, 2005	758,856	$14.22
February 4, 2006	632,720	$23.53
February 4, 2007	756,458	$24.72
February 5, 2008	771,158	$35.00

Total	3,434,323	$9.67 - $35.00

The Company applies APB Opinion 25 and related Interpretations in accounting for stock options; accordingly, no compensation cost has been recognized. Had compensation cost been determined based upon the fair value of the stock options at grant date consistent with the method in SFAS No. 123, the Company’s continuing net income and earnings per share would have been reduced to the pro forma amounts indicated below:

(in thousands except per share figures)
For the years ended December 31,	2001	2000		1999

Net earnings from continuing operations available to common stockholders:
As reported	$166,839	$	516,764	$385,557
Pro forma	153,238		507,275	374,286
Basic earnings per share from continuing operations:
As reported	$0.82	$	2.55	$1.84
Pro forma	0.75		2.50	1.79
Diluted earnings per share from continuing operations:
As reported	$0.82	$	2.52	$1.83
Pro forma	0.75		2.48	1.78

The fair value of each option grant was estimated on the date of grant using a Black-Scholes option-pricing model with the following assumptions for 2001, 2000 and 1999, respectively: risk-free interest rates of 5.05, 6.91, and 4.97 percent; dividend yield of 1.18, 1.18, and 1.15 percent; expected lives of 6 years for each year; and volatility of 30.24, 22.57, and

41 of 59

22.20 percent. The weighted average fair value of options granted in 2001, 2000, and 1999 were $14.34, $12.98, and $8.86, respectively.

9. Earnings Per Share

The computations of basic and diluted earnings per share from continuing operations for each year were as follows:

(in thousands except per share figures)	2001	2000	1999

Numerator:
Net earnings from continuing
operations available to common stockholders:	$166,839	$516,764	$385,557

Denominator:
Basic weighted average shares	202,925	202,971	209,063

Effect of dilutive securities:
Employee stock options	1,088	1,706	1,616

Denominator:
Diluted weighted average shares	204,013	204,677	210,679

Basic earnings per share from
continuing operations	$0.82	$2.55	$1.84

Diluted earnings per share from
continuing operations	$0.82	$2.52	$1.83

The diluted weighted average shares in 2001 exclude the dilutive effect of approximately 2,793,000 options with exercise prices in excess of the average market price of the Company’s common stock. There were no stock options in 2000 or 1999 that were not dilutive because the average market price was greater than the exercise price of all options outstanding during those years.

10. Taxes on Income

Total income taxes for the years ended December 31, 2001, 2000 and 1999 were allocated as follows:

(in thousands)	2001	2000	1999

Income from continuing operations	$71,595	$230,867	$199,391
Stockholders’ equity, for
compensation expense for tax purposes in excess of amounts recognized for financial reporting purposes	(2,345)	(6,691)	(4,771)

	$69,250	$224,176	$194,620

Income tax expense (benefit) is made up of the following components:

(in thousands)	2001	2000	1999

Current:
U.S. Federal	$28,411	$153,120	$155,737
State and local	4,261	3,174	9,898
Foreign	41,626	59,768	50,907

Total current — continuing	74,298	216,062	216,542

Deferred:
U.S. Federal	4,558	15,878	(18,301)
State and local	(1,205)	1,067	(595)
Foreign	(6,056)	(2,140)	1,745

Total deferred — continuing	(2,703)	14,805	(17,151)

Total expense — continuing	$71,595	$230,867	$199,391

42 of 59

Income taxes have been based on the following components of earnings before taxes on continuing income:

(in thousands)	2001	2000	1999

Domestic	$162,401	$549,179	$443,837
Foreign	76,033	198,452	141,111

	$238,434	$747,631	$584,948

The reasons for the difference between the effective rate and the U.S. Federal income statutory rate of 35% follow:

	2001	2000	1999

U.S. Federal income tax rate	35.0%	35.0%	35.0%
State and local taxes, net of Federal
income tax benefit	0.8	0.4	1.0
Foreign operations tax effect	3.8	(0.1)	0.6

Subtotal	39.6	35.3	36.6
R&E tax credits	(2.7)	(1.2)	(1.2)
FSC benefit	(5.2)	(2.6)	(2.4)
Foreign tax credits	(1.2)	(0.2)	(0.2)
Non tax deductible items	1.6	1.1	1.3

Effective rate before restructurings	32.1	32.4	34.1
Restructurings	(2.1)	(1.5)	—

Effective rate from continuing operations	30.0%	30.9%	34.1%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31 of each year are:

(in thousands)	2001	2000

Deferred Tax Assets:
Accrued insurance	$8,984	$9,577
Accrued compensation, principally postretirement benefits, and compensated absences	37,726	47,448
Accrued expenses, principally for disposition of businesses, interest and warranty	22,564	12,193
Inventories, principally due to reserves for financial reporting purposes and capitalization for tax purposes	34,692	15,340
Accounts receivable, principally due to allowance for doubtful accounts	9,774	5,623
Other assets	2,269	2,269

Total gross deferred tax assets	116,009	92,450

Deferred Tax Liabilities:
Accounts receivable, principally due to retainage and accrual acceptance on contracts	(21,492)	(26,584)
Plant and equipment, principally due to differences in depreciation	(12,291)	(16,882)
Intangible assets, principally due to different tax and financial reporting bases and amortization lives	(121,740)	(92,639)
Prepaid expenses, principally due to overfunded pension plans	(18,743)	(18,190)
Other liabilities	(561)	(4,268)

Total gross deferred tax liabilities	(174,827)	(158,563)

Net deferred tax liability	(58,818)	(66,113)

Net current deferred tax asset *	44,035	1,647

Net non-current deferred tax liability	$(102,853)	$(67,760)

*     Net current deferred tax assets are included in the Consolidated Balance Sheets in prepaid expenses and other current assets.

43 of 59

11. Rental and Lease Information

The Company leases certain facilities and equipment under operating leases, many of which contain renewal options. Total rental expense, net of insignificant sublease rental income, on all operating leases was $43,119,000, $34,810,000 and $31,520,000 for 2001, 2000, and 1999, respectively. Contingent rentals under the operating leases were not significant.

Minimum future rental commitments under operating leases having noncancelable lease terms in excess of one year aggregate $151 million as of December 31, 2001 and are payable as follows (in millions): 2002 — $33, 2003 — $25; 2004 - $19; 2005 — $16, and after 2006 and subsequent years — $58.

12. Commitments and Contingent Liabilities

A few of the Company’s subsidiaries are involved in legal proceedings relating to the cleanup of waste disposal sites identified under Federal and State statutes which provide for the allocation of such costs among “potentially responsible parties.” In each instance the extent of the Company’s liability appears to be very small in relation to the total projected expenditures and the number of other “potentially responsible parties” involved and is anticipated to be immaterial to the Company. In addition, a few of the Company’s subsidiaries are involved in ongoing remedial activities at certain plant sites, in cooperation with regulatory agencies, and appropriate reserves have been established.

The Company and certain of its subsidiaries are also parties to a number of other legal proceedings incidental to their businesses. Management and legal counsel periodically review the probable outcome of such proceedings, the costs and expenses reasonably expected to be incurred, the availability and extent of insurance coverage and established reserves. While it is not possible at this time to predict the outcome of these legal actions, in the opinion of management, based on these reviews, the disposition of the lawsuits and the other matters mentioned above will not have a material effect on financial position, results of operations or cash flows.

The Company has certain commitments with regard to its commercial paper backup credit agreement. The ratio of consolidated EBITDA to consolidated net interest, measured for any four consecutive quarters, must not be less than 4 to 1. The Company’s current ratio of EBITDA to consolidated net interest is 10.0. The Company was in compliance with all commitments, and restrictions on liens, guarantees and subsidiary debt at December 31, 2001.

13. Disclosures About the Fair Value of Financial Instruments

The Company reports that the carrying amount of cash and cash equivalents, trade receivables, accounts payable, notes payable and accrued expenses approximates fair value due to the short maturity of these instruments. In addition, the Company believes the long-term debt approximates fair value because present long-term interest rates approximate the Company’s actual interest rates.

The Company may, from time to time, enter into interest rate swap agreements to manage its exposure to interest rate changes. Interest rate swaps are agreements to exchange fixed and variable rate payments based on the notional principal amounts. As of December 31, 2001, the Company had entered into two interest rate swap agreements terminating on November 15, 2005 with a total notational amount of $150 million to exchange fixed rate interest for variable. Both swaps are designated as fair value hedges of the 6.45% Notes, due November 15, 2005, and the net interest payments or receipts from these agreements are recorded as adjustments to interest expense. There is no hedge ineffectiveness as of December 31, 2001 and the fair value of the interest rate swaps determined through market quotation of $511,000 is reported in other assets and long-term debt.

14. Employee Benefit Plans

The Company has many defined benefit and defined contribution pension plans covering substantially all employees of the Company and its domestic and foreign subsidiaries. Plan benefits are generally based on years of service and employee compensation. The Company’s funding policy is consistent with the funding requirements of ERISA and applicable foreign law.

The Company also provides, through nonqualified plans, supplemental pension payments in excess of qualified plan limits imposed by Federal tax law. These plans cover officers and certain key employees and serve to restore the combined pension amount to original benefit levels. The plans are funded from the general assets of the Company.

The financial statements and related disclosures reflect Statement of Financial Accounting Standards No. 132 “Employers’ Disclosure About Pensions and Other Postretirement Benefits,” No. 106 “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” and No. 87 “Employers’ Accounting for Pensions”, for U.S. defined benefit pension plans; foreign defined benefit pension plans are not considered material.

44 of 59

	Pension Benefits			Other Benefits

(in thousands)	2001	2000	1999	2001	2000	1999

Components of net periodic expense
Expected return on plan assets	$23,741	$22,812	$21,455	$—	$—	$—
Benefits earned during year	(7,084)	(8,060)	(7,680)	(403)	(573)	(572)
Interest accrued on benefit obligation	(15,174)	(15,435)	(14,535)	(1,696)	(1,583)	(1,559)
Amortization
Prior service cost	(2,578)	(2,579)	(2,394)	11	11	11
Unrecognized actuarial gains (losses)	941	190	(169)	37	20	77
Transition	1,140	1,145	1,257	—	—	—
Settlement and curtailment gain (loss)		—	122		16	—

Net periodic (expense) credit	$986	$(1,927)	$(1,944)	$(2,051)	$(2,109)	$(2,043)

The funded status and resulting prepaid pension cost of U.S. defined benefit plans for the years ended December 31, 2001 and 2000 were as follows:

	Pension Benefits		Other Benefits

(in thousands)	2001	2000	2001	2000

Change in benefit obligation
Benefit obligation at beginning of year	$200,304	$220,375	$21,897	$23,826
Benefits earned during the year	7,084	8,060	403	573
Interest cost	15,174	15,435	1,696	1,582
Plan participants’ contributions	—	—	458	—
Amendments	11,000	1,813	(34)	—
Actuarial loss (gain)	26,304	(21,280)	1,065	(859)
Settlements and curtailments	—	—	—	(15)
Acquisitions	17,235	9,652	—	—
Divestitures	(9,483)	(13,704)	—	(1,370)
Benefits paid	(14,568)	(20,047)	(2,373)	(1,840)

Benefit obligation at end of year	253,050	200,304	23,112	21,897

Change in plan assets
Fair value of plan assets at beginning of year	264,412	256,900	—	—
Actual return on plan assets	(43,798)	27,397	—	—
Company contributions	1,372	4,828	1,915	1,422
Employee contributions	—	—	458	418
Benefits paid	(14,568)	(20,047)	(2,373)	(1,840)
Acquisitions	8,382	7,149	—	—
Divestitures	—	(11,815)	—	—

Fair value of plan assets at end of year	215,800	264,412	—	—

Funded status	(37,250)	64,108	(23,112)	(21,897)
Unrecognized actuarial (gain) loss	42,062	(52,721)	(1,936)	(3,037)
Unrecognized prior service cost	37,909	29,487	(49)	(27)
Unrecognized transition (gain)	(5,362)	(6,502)	—	—

Prepaid (accrued) benefit cost	$37,359	$34,372	$(25,097)	$(24,961)

The assumptions used in determining the above were as follows: a weighted average discount rate of 7.25% (7.5% in 2000), an average wage increase of 4.50% (5% in 2000) and an expected long-term rate of return on plan assets of 9.50% (9.75% in 2000).

Approximately 91% (86% in 2000) of defined benefit plan assets were invested in equity securities with the remainder in fixed income and short term investments.

Pension cost for all world wide defined contribution and benefit plans was $28,022,000 for 2001, $31,131,000 for 2000, and $25,577,000 for 1999.

For post retirement benefit measurement purposes a 6.7% to 8.5% annual rate of increase in the per capita cost covered benefit (i.e., health care cost trend rates) was assumed for 2001; the rates were assumed to decrease gradually to 5% by the year 2006 and remain at that level thereafter. The health care cost trend rate assumption has a significant effect on the amount reported. For example, increasing (decreasing) the assumed health care cost trend rates by one percentage point in each year would increase (decrease) the accumulated postretirement benefit obligation as of December 31, 2001 by $1,313,000 ($1,154,000) and the net postretirement benefit cost for 2001 by approximately $156,000 ($140,000). As a result of the 1999 acquisition of Crenlo, their existing Pension Plan was merged into the Dover Pension Plan in 2000. The

45 of 59

Davenport Pension Plan was divested from the Dover Pension Plan as a result of the sale reported in Footnote No. 2. In 2001 the Pension Plans of Salwasser and Kurz-Kasch were merged into the Dover Pension Plan.

15. Information About the Company’s Operations in Different Segments and Geographic Areas

Selected information by geographic regions is presented below:

	Revenues			Long-lived assets

For the years ended December 31,	2001	2000	1999	2001	2000

United States	$2,768,406	$3,106,972	$2,560,663	$2,330,002	$2,240,921
Europe	846,709	952,055	841,565	539,690	492,256
Other Americas	360,910	488,432	371,076	41,898	25,196
Total Asia	378,856	555,714	378,431	25,521	12,553
Rest of the World	104,814	89,518	76,730	225	267

	$4,459,695	$5,192,691	$4,228,465	$2,937,336	$2,771,193

U.S. Exports	$907,090	$1,228,975	$881,745

“Revenues” are attributed to regions based on location of customer.

“Long-lived assets” are comprised of net property, plant and equipment; intangible assets and goodwill, net of amortization; and other assets and deferred charges.

The Company’s businesses are divided into four business segments. Dover Diversified builds packaging and printing machinery, heat transfer equipment, food refrigeration and display cases, specialized bearings, construction and agricultural cabs, as well as sophisticated products for use in the defense, aerospace and automotive industries. Dover Industries makes products for use in the waste handling, bulk transport, automotive service, commercial food service and packaging, welding, cash dispenser and construction industries. Dover Resources manufactures products primarily for the automotive, fluid handling, petroleum, winch and chemical equipment industries. Dover Technologies builds sophisticated automated assembly and testing equipment and specialized electronic components for the electronics industry, and industrial printers for coding and marking. Selected financial information by market segment is presented below:

46 of 59

Sales, Operating Profit and
Other Data by Market Segment
(in thousands except % figures)

For the Years Ended December 31,	2001	2000	1999

Sales to unaffiliated customers:
Dover Technologies	$1,257,964	$2,100,004	$1,457,792
Dover Industries	1,160,147	1,203,431	1,100,807
Dover Diversified	1,104,613	1,019,307	908,867
Dover Resources	942,503	877,405	766,235
Intramarket sales	(5,532)	(7,456)	(5,236)

Consolidated continuing sales	$4,459,695	$5,192,691	$4,228,465

Operating profit:
Dover Technologies	$(12,953)	$391,960	$226,761
Dover Industries	142,234	190,978	169,178
Dover Diversified	93,330	150,607	132,018
Dover Resources	115,011	120,003	107,381
Gain (loss) on dispositions, net	—	10,495	10,256
Interest income, interest expense and general corporate expenses, net	(99,188)	(116,412)	(60,646)

Consolidated continuing earnings before taxes on income	$238,434	$747,631	$584,948

Profit margin (pretax):
Dover Technologies	-1.0%	18.7%	15.6%
Dover Industries	12.3	15.9	15.4
Dover Diversified	8.4	14.8	14.5
Dover Resources	12.2	13.7	14.0

Consolidated continuing profit margin	5.3%	14.4%	13.8%

Identifiable assets at December 31:
Dover Technologies	$1,330,163	$1,537,268	$1,206,549
Dover Industries	1,115,291	1,064,515	870,320
Dover Diversified	1,122,938	1,030,012	946,281
Dover Resources	897,965	920,619	796,035
Corporate (principally cash and equivalents and marketable securities)	125,908	127,453	97,526

Total continuing assets	$4,592,265	4,679,867	3,916,711

Assets from discontinued operations	9,937	213,896	215,229

Consolidated total	$4,602,202	$4,893,763	$4,131,940

Depreciation and amortization:
Dover Technologies	$74,331	$61,452	$57,407
Dover Industries	45,877	40,742	35,583
Dover Diversified	50,053	43,365	36,789
Dover Resources	48,413	43,483	39,033
Corporate	1,289	2,070	1,725

Consolidated continuing total	$219,963	$191,112	$170,537

Capital expenditures:
Dover Technologies	$65,749	$78,880	$41,432
Dover Industries	22,315	31,304	30,782
Dover Diversified	48,632	49,391	20,332
Dover Resources	29,137	29,766	28,764
Corporate	1,006	716	1,230

Consolidated continuing total	$166,839	$190,057	$122,540

47 of 59

16. Quarterly Data (Unaudited)

     (in thousands, except per share figures)

					Per Share (1)
	Net	Gross	Continuing	Net
Quarter	Sales (1)	Profit (1)	Net Earnings(1)	Earnings	Basic	Diluted

2001
First	$1,210,174	$413,223	$77,945	$79,086	$0.38	$0.38
Second	1,115,484	368,516	48,806	143,298	0.24	0.24
Third	1,084,511	306,111	3,054	2,607	0.02	0.02
Fourth	1,049,526	307,519	37,034	23,546	0.18	0.18

	$4,459,695	$1,395,369	$166,839	$248,537	$0.82	$0.82

2000
First	$1,201,918	$441,392	$114,366	$117,319	$0.56	$0.56
Second	1,322,296	489,454	132,353	136,733	0.66	0.65
Third	1,351,739	502,191	142,700	130,867	0.70	0.69
Fourth	1,316,738	467,009	127,345	134,693	0.63	0.62

	$5,192,691	$1,900,046	$516,764	$519,612	$2.55	$2.52

     (1)  Represents results from continuing operations — See Note 1L.

The Company established restructuring, inventory, accounts receivable, and other reserves (partially offset by related reductions in performance bonuses) resulting in a total charge to continuing operations in 2001 of $86.8 million. $53.4 million of this total related to the third quarter and $15.0 million related to the fourth quarter. These charges were predominately in the Technologies and Diversified segments. Nearly half of the first and second quarter total charges of $18.4 million related to inventory reserves established at Crenlo, and the bulk of the second half charges were in Technologies.

48 of 59

Schedule II

DOVER CORPORATION AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS

Years Ended December 31, 2001, 2000, 1999

		Additions
	Balance at	Charged to		Balance at
	Beginning of	Cost and	Deductions	Close of
	Year	Expense	(1)	Year

		(000's omitted)
Year Ended December 31, 2001
Allowance for Doubtful Accounts	$25,270	$19,829	$9,565	$35,534
Year Ended December 31, 2000
Allowance for Doubtful Accounts	$21,692	$7,743	$4,165	$25,270
Year Ended December 31, 1999
Allowance for Doubtful Accounts	$19,179	$6,676	$4,163	$21,692

Notes:

(1)	Represents uncollectible accounts written off and reduction of prior years’ over-provision less recoveries of accounts previously written off, net of $849, $3,684 and $2,377 related to acquisitions and divestitures in 2001, 2000 and 1999, respectively.

		Charged,
	Balance at	(Credited) to	Acquired by	Balance at
	Beginning of	Cost and	Merger or	Close of
	Year	Expense	Disposition	Year

		(000's omitted)
Year Ended December 31, 2001
Lifo Reserve	$34,738	$(4,192)	$7	$30,553
Year Ended December 31, 2000
Lifo Reserve	$38,458	$(400)	$(3,320)	$34,738
Year Ended December 31, 1999
Lifo Reserve	$39,231	$(773)	$—	$38,458

49 of 59

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

Not Applicable

PART III

Item 10. Directors and Executive Officers of the Registrant

The information with respect to the directors of the Company required to be included pursuant to this Item 10 is included under the caption “1. Election of Directors” in the 2002 Proxy Statement relating to the 2002 Annual Meeting of Stockholders filed with the Securities and Exchange Commission pursuant to Rule 14a-6 under the Securities Exchange Act of 1934, as amended, and is incorporated in this Item 10 by reference. The information with respect to the executive officers of the Company required to be included pursuant to this Item 10 is included under the caption “Executive Officers of the Registrant” in Part I of this Annual Report on Form 10-K and is incorporated in this Item 10 by reference. The information with respect to Section 16(a) reporting compliance required to be included in this Item 10 is included under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2002 Proxy Statement and is incorporated in this Item 10 by reference.

Item 11. Executive Compensation

The information with respect to executive compensation required to be included pursuant to this Item 11 is included under the caption “Executive Compensation” in the 2002 Proxy Statement and is incorporated in this Item 11 by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The information regarding security ownership of certain beneficial owners and management that is required to be included pursuant to this Item 12 is included under the caption “Security Ownership of Certain Beneficial Owners and Management” in the 2002 Proxy Statement and is incorporated in this Item 12 by reference.

Item 13. Certain Relationships and Related Transactions

The information with respect to any reportable transaction, business relationship or indebtedness between the Company and the beneficial owners of more than 5% of the Common Stock, the directors or nominees for director of the Company, the executive officers of the Company or the members of the immediate families of such individuals that is required to be included pursuant to this Item 13 is included under the caption “1. Election of Directors-Directors’ Compensation” in the 2002 Proxy Statement and is incorporated in this Item 13 by reference.

50 of 59

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)(1)Financial Statements

     Financial Statements covered by the Report of Independent Accountants:

(A)	Consolidated balance sheets as of December 31, 2001 and 2000.
(B)	Consolidated statements of earnings, comprehensive earnings and retained earnings for the years ended December 31, 2001, 2000 and 1999.
(C)	Consolidated statements of cash flows for the years ended December 31, 2001, 2000 and 1999.
(D)	Notes to consolidated financial statements.

(2)	Financial Statement Schedule

The following financial statement schedule is included in Item No. 8 of this report on form 10-K: Schedule II—Valuation and Qualifying Accounts

All other schedules are not required and have been omitted.

(3)	Not covered by the Report of Independent Accountants:

Quarterly financial data (unaudited)

(4)	See (c) below.

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

The Company filed with the Securities and Exchange Commission a report on Form 8-K, dated January 23, 2001, under Item 5.

The Company filed with the Securities and Exchange Commission a report on Form 8-K, dated February 7, 2001, under Item 5.

The Company filed with the Securities and Exchange Commission a report on Form 8-K, dated February 13, 2001, under Item 5.

The Company filed with the Securities and Exchange Commission a report on Form 8-K, dated September 28, 2001, furnishing information under Item 9, regarding a Regulation FD Disclosure.

The Company filed with the Securities and Exchange Commission a report on Form 8-K, dated November 14, 2001, under Item 7, regarding the press release announcing the internet webcast of the investor conference on Monday November 19, 2001 and also furnishing information under Item 9, regarding a Regulation FD Disclosure.

The Company filed with the Securities and Exchange Commission a report on Form 8-K, dated February 28, 2002 under Item 7 furnishing information regarding the Certificate of Correction to the Restated Certificate of Incorporation and the Dover Deferred Compensation.

(c)  Exhibits:

(3)(i)a	Restated Certificate of Incorporation, filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the Period Ended June 30, 1998, is incorporated by reference.
(3)(i)b	Certificate of Correction to the Restated Certificate of Incorporation dated as of January 24, 2002, is incorporated by reference.
(3)(ii)	By-Laws of the Company filed as Exhibit 3.1 to Quarterly Report on Form 10-Q for Period Ended September 30, 2000, are incorporated by reference.
(4.1)	Amended and Restated Rights Agreement, dated as of November 15, 1996, between Dover Corporation and Harris Trust Company of New York, filed as Exhibit 1 to Form 8-A/A dated November 15, 1996, is incorporated by reference.
(4.2)	Indenture, dated as of June 8, 1998 between Dover Corporation and The First National Bank Chicago, as Trustee, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed June 12, 1998, is incorporated by reference.
(4.3)	Form of 6.25% Note due June 1, 2008 ($150,000,000 aggregate principal amount), filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K filed June 12, 1998, is incorporated by reference.
(4.4)	Form of 6.65% Note due June 1, 2028 ($200,000,000 aggregate principal amount), filed as Exhibit 4.4 to the Company’s Current Report on Form 8-K filed June 12, 1998, is incorporated by reference.
(4.5)	Form of Indenture, dated as of November 14, 1995 between the Company and The First National Bank of Chicago, as Trustee, relating to the 6.45% Notes due November 15, 2005 (including the

51 of 59

form of the note), filed as Exhibit 4 to the Company’s Registration Statement on Form S-3 (Reg. No. 33-63713) filed under the Securities Act of 1933, is incorporated by reference.
(4.6)	Form of 6.50% Notes due February 15, 2011 ($400,000,000 aggregate principal amount), filed as exhibit 4.3 to the Company’s current report on Form 8-K filed February 12, 2001, is incorporated by reference
(4.7)	Indenture, dated as of February 8, 2001 between the Company and BankOne Trust Company, N.A., as trustee, filed as Exhibit 4.1 to the Company’s current report on Form 8-K filed February 12, 2001, is incorporated by reference.
(4.8)	Officers’ certificate, dated February 12, 2001, pursuant to Section 301 of the Indenture, dated as of February 8, 2001 between the Company and BankOne Trust Company N.A., as trustee, filed as Exhibit 4.2 to the Company’s current report on Form 8-K filed February 12, 2001, is incorporated by reference.
The Company agrees to furnish to the Securities and Exchange Commission upon request, a copy of any instrument with respect to long-term debt under which the total amount of securities authorized does not exceed 10 percent of the total consolidated assets of the Company.
(10.1)	1984 Incentive Stock Option and Cash Performance Program, filed as Exhibit 10(a) to Annual Report on Form 10-K for year ended December 31, 1984, is incorporated by reference.*
(10.2)	Employee Savings and Investment Plan, filed as Exhibit 99 to Registration Statement on Form S-8 filed under Securities Act of 1933 (Reg. No.33-01419), is incorporated by reference.*
(10.3)	1996 Non-Employee Directors’ Stock Compensation Plan, included as Exhibit A to the Proxy Statement, dated March 15, 1996, is incorporated by reference.*
(10.4)	Executive Officer Annual Incentive Plan, included as Exhibit A to the Proxy Statement, dated March 16, 1998, is incorporated by reference.*
(10.5)	Form of Executive Severance Agreement, filed as Exhibit 10.6 to Annual Report on Form 10-K for year ended December 31, 1998, is incorporated by reference.*
(10.6)	1995 Incentive Stock Option and Cash Performance Program, filed as Exhibit 10.7 to Annual Report on File 10-K for year ended December 31, 2000 is incorporated by reference.*
(10.7)	Dover Corporation Deferred Compensation Plan, as amended as of December 31, 2001, is incorporated by reference.*
(21)	Subsidiaries of Dover.
(23.1)	Consent of Independent Accountants.
(24)	Power of Attorney.

* Executive compensation plan or arrangement.

(d)  Not applicable.

52 of 59

SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

DOVER CORPORATION

By:/s/Thomas L. Reece Thomas L. Reece Chairman, President and Chief Executive Officer Date: February 28, 2002

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/Thomas L. Reece Thomas L. Reece	Chairman, President and Chief Executive Officer and Director (Principal Executive Officer)	February 28, 2002

/s/David S, Smith David S. Smith	Vice President, Finance and Chief Financial Officer (Principal Financial Officer)	February 28, 2002

/s/Raymond T. McKay Raymond T. McKay	Acting Controller (Principal Accounting Officer)	February 28, 2002

David H. Benson	Director*	February 28, 2002

Jean-Pierre M. Ergas	Director*	February 28, 2002

Roderick J. Fleming	Director*	February 28, 2002

Kristiane C. Graham	Director*	February 28, 2002

James L. Koley	Director*	February 28, 2002

Richard K. Lochridge	Director*	February 28, 2002

Bernard G. Rethore	Director*	February 28, 2002

Gary L. Roubos	Director*	February 28, 2002

Michael B. Stubbs	Director*	February 28, 2002

*	By: /s/Robert G. Kuhbach
Robert G. Kuhbach Attorney-in-Fact

53 of 59

EXHIBIT INDEX

(3)(i)a	Restated Certificate of Incorporation, filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the Period Ended June 30, 1998, is incorporated by reference.
(3)(i)b	Certificate of Correction to the Restated Certificate of Incorporation dated as of January 24, 2002, is incorporated by reference.
(3)(ii)	By-Laws of the Company filed as Exhibit 3.1 to Quarterly Report on Form 10-Q for Period Ended September 30, 2000, are incorporated by reference.
(4.1)	Amended and Restated Rights Agreement, dated as of November 15, 1996, between Dover Corporation and Harris Trust Company of New York, filed as Exhibit 1 to Form 8-A/A dated November 15, 1996, is incorporated by reference.
(4.2)	Indenture, dated as of June 8, 1998 between Dover Corporation and The First National Bank Chicago, as Trustee, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed June 12, 1998, is incorporated by reference.
(4.3)	Form of 6.25% Note due June 1, 2008 ($150,000,000 aggregate principal amount), filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K filed June 12, 1998, is incorporated by reference.
(4.4)	Form of 6.65% Note due June 1, 2028 ($200,000,000 aggregate principal amount), filed as Exhibit 4.4 to the Company’s Current Report on Form 8-K filed June 12, 1998, is incorporated by reference.
(4.5)	Form of Indenture, dated as of November 14, 1995 between the Company and The First National Bank of Chicago, as Trustee, relating to the 6.45% Notes due November 15, 2005 (including the form of the note), filed as Exhibit 4 to the Company’s Registration Statement on Form S-3 (Reg. No. 33-63713) filed under the Securities Act of 1933, is incorporated by reference.
(4.6)	Form of 6.50% Notes due February 15, 2011 ($400,000,000 aggregate principal amount), filed as exhibit 4.3 to the Company’s current report on Form 8-K filed February 12, 2001, is incorporated by reference
(4.7)	Indenture, dated as of February 8, 2001 between the Company and BankOne Trust Company, N.A., as trustee, filed as Exhibit 4.1 to the Company’s current report on Form 8-K filed February 12, 2001, is incorporated by reference.
(4.8)	Officers’ certificate, dated February 12, 2001, pursuant to Section 301 of the Indenture, dated as of February 8, 2001 between the Company and BankOne Trust Company N.A., as trustee, filed as Exhibit 4.2 to the Company’s current report on Form 8-K filed February 12, 2001, is incorporated by reference.
The Company agrees to furnish to the Securities and Exchange Commission upon request, a copy of any instrument with respect to long-term debt under which the total amount of securities authorized does not exceed 10 percent of the total consolidated assets of the Company.
(10.1)	1984 Incentive Stock Option and Cash Performance Program, filed as Exhibit 10(a) to Annual Report on Form 10-K for year ended December 31, 1984, is incorporated by reference.*
(10.2)	Employee Savings and Investment Plan, filed as Exhibit 99 to Registration Statement on Form S-8 filed under Securities Act of 1933 (Reg. No.33-01419), is incorporated by reference.*
(10.3)	1996 Non-Employee Directors’ Stock Compensation Plan, included as Exhibit A to the Proxy Statement, dated March 15, 1996, is incorporated by reference.*
(10.4)	Executive Officer Annual Incentive Plan, included as Exhibit A to the Proxy Statement, dated March 16, 1998, is incorporated by reference.*
(10.5)	Form of Executive Severance Agreement, filed as Exhibit 10.6 to Annual Report on Form 10-K for year ended December 31, 1998, is incorporated by reference.*
(10.6)	1995 Incentive Stock Option and Cash Performance Program, filed as Exhibit 10.7 to Annual Report on Form 10-K for year ended December 31, 2000, is incorporated by reference.*
(10.7)	Dover Corporation Deferred Compensation Plan, as amended as of December 31, 2001, is incorporated by reference.*
(21)	Subsidiaries of Dover.
(23.1)	Consent of Independent Accountants.
(24)	Power of Attorney.

*	Executive compensation plan or arrangement.

(d)  Not applicable.

54 of 59