Form 10-Q
period 2002-03-31
DOVER CORP
filed 2002-04-17
CIK 29905

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

               Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

For three months ended March 31, 2002               Commission File No. 1-4018



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

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___


The number of shares outstanding of the Registrant's common stock as of the close of the period covered by this report was 202,767,761.

                                     1 of 19

                         PART 1. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

                       DOVER CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENT OF EARNINGS
                          THREE MONTHS ENDED MARCH 31,
                                  (000 OMITTED)

                                                                                         UNAUDITED
                                                                                    2002              2001
                                                                                 -----------     -----------
Net Sales                                                                        $ 1,009,932     $ 1,210,174
Cost of Sales                                                                        684,318         796,951
                                                                                 -----------     -----------
    Gross profit                                                                     325,614         413,223
Selling & Administrative Expenses                                                    247,102         284,140
                                                                                 -----------     -----------
    Operating profit                                                                  78,512         129,083
                                                                                 -----------     -----------
Other Deductions (Income):
  Interest expense                                                                    18,240          26,304
  Interest income                                                                     (1,074)         (7,131)
  Foreign exchange                                                                    (1,813)           (436)
  All other, net                                                                      (2,204)         (2,239)
                                                                                 -----------     -----------
       Total                                                                          13,149          16,498
                                                                                 -----------     -----------
Earnings from Continuing Operations, Before Taxes on Income                           65,363         112,585
Federal and Other Taxes on Income                                                     20,251          34,640
                                                                                 -----------     -----------
Net Earnings from Continuing Operations                                               45,112          77,945
Net Earnings from Discontinued Operations                                                  4           1,141
                                                                                 -----------     -----------
Net Earnings Before Cumulative Effect of Change in Accounting Principle               45,116          79,086
                                                                                 -----------     -----------
     Cumulative Effect of Change in Accounting Principle                            (293,049)             --
Net (Loss) Earnings                                                              $  (247,933)    $    79,086
                                                                                 ===========     ===========

NET (LOSS) EARNINGS PER COMMON SHARE:
- Basic
Continuing Operations                                                            $      0.22     $      0.38
Discontinued Operations                                                                   --            0.01
                                                                                 -----------     -----------
Total Net Earnings Before Cumulative Effect of Change in Accounting Principle           0.22            0.39
                                                                                 -----------     -----------
Cumulative Effect of Change in Accounting Principle                                    (1.44)             --
Net (Loss) Earnings                                                              $     (1.22)    $      0.39
                                                                                 ===========     ===========

- Diluted
Continuing Operations                                                            $      0.22     $      0.38
Discontinued Operations                                                                   --            0.01
                                                                                 -----------     -----------
Total Net Earnings Before Cumulative Effect of Change in Accounting Principle           0.22            0.39
                                                                                 -----------     -----------
Cumulative Effect of Change in Accounting Principle                                    (1.44)             --
Net (Loss) Earnings                                                              $     (1.22)    $      0.39
                                                                                 ===========     ===========

Weighted average number of common shares outstanding during the period:
     - Basic                                                                         202,660         203,222
                                                                                 -----------     -----------
     - Diluted                                                                       203,818         204,468
                                                                                 -----------     -----------

See Notes to Consolidated Financial Statements.

                                    2 of 19

                       DOVER CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF COMPREHENSIVE EARNINGS
                          THREE MONTHS ENDED MARCH 31,
                                  (000 OMITTED)

                                                                                UNAUDITED
                                                                            2002          2001
                                                                          ---------     ---------
Net (Loss) Earnings                                                       $(247,933)    $  79,086
                                                                          ---------     ---------
Other Comprehensive (Loss) Earnings, Net of Tax:
     Foreign currency translation adjustments                               (10,768)      (35,774)
     Unrealized gains (losses) on securities (net of tax -$127 in 2002         (235)       (2,297)
                and -$1,237 in 2001)                                      ---------     ---------
Other Comprehensive (Loss) Earnings                                         (11,003)      (38,071)
                                                                          ---------     ---------
Comprehensive (Loss) Earnings                                             $(258,936)    $  41,015
                                                                          =========     =========




                       DOVER CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED STATEMENT OF RETAINED EARNINGS
                          THREE MONTHS ENDED MARCH 31,
                                  (000 OMITTED)

                                                                                 UNAUDITED
                                                                           2002              2001
                                                                         -----------     -----------

Retained Earnings at January 1                                           $ 3,395,293     $ 3,252,319
Net (Loss) Earnings                                                         (247,933)         79,086
                                                                         -----------     -----------
                                                                           3,147,360       3,331,405

Deduct:
   Common stock cash dividends
   ($ 0.135 per share in 2002, $0.125 in 2001)                                27,361          25,413
                                                                         -----------     -----------
Retained Earnings at end of period                                       $ 3,119,999     $ 3,305,992
                                                                         ===========     ===========

See Notes to Consolidated Financial Statements.

                                    3 of 19

                       DOVER CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                  (000 OMITTED)

                                                         UNAUDITED
                                                        March 31, 2002      December 31, 2001
                                                       -----------------    -----------------
Assets:
Current assets:
 Cash & cash equivalents                                $   165,648         $   175,865
 Marketable securities                                          635                 997
 Receivables, net of allowance for doubtful accounts        704,472             675,233
 Inventories                                                651,486             660,601
 Prepaid expenses                                            99,504              98,197
 Deferred income taxes                                       47,055              44,035
                                                        -----------         -----------
    Total current assets                                  1,668,800           1,654,928
                                                        -----------         -----------

Property, plant and equipment (at cost)                   1,762,329           1,756,215
Accumulated depreciation                                 (1,021,982)           (994,854)
                                                        -----------         -----------
  Net property, plant and equipment                         740,347             761,361
                                                        -----------         -----------
Goodwill                                                  1,628,687           1,946,423
Intangible assets, net of amortization                      188,868             173,194
Other assets and deferred charges                            61,655              56,359
Assets from discontinued operations                          13,866               9,937
                                                        -----------         -----------
                                                        $ 4,302,223         $ 4,602,202
                                                        ===========         ===========

Liabilities:
Current liabilities:
 Notes payable                                          $   173,106         $    39,783
 Current maturities of long-term debt                         4,193               3,997
 Accounts payable                                           207,992             207,295
 Accrued compensation and employee benefits                 113,794             156,135
 Accrued insurance                                           45,362              45,602
 Other accrued expenses                                     194,852             211,060
 Federal and other taxes on income                           97,855             155,299
                                                        -----------         -----------
    Total current liabilities                               837,154             819,171
                                                        -----------         -----------
Long-term debt                                            1,032,172           1,033,243
Deferred income taxes                                        53,114             102,853
Other deferrals (principally compensation)                  123,268             107,555
Liabilities from discontinued operations                     19,185              19,841

Stockholders' equity:
Preferred stock                                                  --                  --
Common stock                                                237,512             237,303
Additional paid-in surplus                                   59,904              55,223

Cumulative translation adjustments                         (160,506)           (149,738)
Unrealized holding gains (losses)                                38                 273
Retained earnings                                         3,119,999           3,395,293
                                                        -----------         -----------
Subtotal                                                  3,256,947           3,538,354
Less: treasury stock                                      1,019,617           1,018,815
                                                        -----------         -----------
Net stockholders' equity                                  2,237,330           2,519,539
                                                        -----------         -----------
                                                        $ 4,302,223         $ 4,602,202
                                                        ===========         ===========

See Notes to Consolidated Financial Statements.

                                    4 0f 19

                       DOVER CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                          THREE MONTHS ENDED MARCH 31,
                                  (000 OMITTED)

                                                                                         UNAUDITED
                                                                                     2002           2001
                                                                                   ---------     ---------
Cash flows from operating activities:
Net (loss) earnings                                                                $(247,933)    $  79,086
                                                                                   ---------     ---------
Adjustments to reconcile net earnings to net cash from operating activities:
  Cumulative effective of change in accounting principle                             293,049            --
  (Earnings) loss from discontinued operations, net of tax                                (4)       (1,141)
  Depreciation                                                                        35,918        33,869
  Amortization - goodwill                                                                 --        12,465
  Amortization - other                                                                 5,103         4,052
  Net increase (decrease) in deferred taxes                                           (3,789)       (5,567)
  Net increase (decrease) in LIFO reserves                                               344          (170)
  Increase (decrease) in other deferrals (principally compensation)                   16,603       (26,277)
  Other, net                                                                          (3,842)        1,260
  Changes in assets & liabilities (excluding acquisitions and dispositions):
    Decrease (increase) in accounts receivable                                       (32,081)       28,939
    Decrease (increase) in inventories, excluding LIFO reserve                         6,084        (5,538)
    Decrease (increase) in prepaid expenses                                           (1,772)       (9,454)
    Increase (decrease) in accounts payable                                            1,453       (21,266)
    Increase (decrease) in accrued expenses                                          (57,122)      (13,535)
    Increase (decrease) in federal & other taxes on income                           (57,539)       26,666
                                                                                   ---------     ---------
  Total adjustments                                                                  202,405        24,303
                                                                                   ---------     ---------
Net cash from (used in) operating activities                                         (45,528)      103,389
                                                                                   ---------     ---------

Cash flows from (used in) investing activities:
  Additions to property, plant & equipment                                           (21,338)      (61,130)
  Acquisitions, net of cash & cash equivalents                                       (45,824)      (82,361)
                                                                                   ---------     ---------
Net cash (used in) investing activities                                              (67,162)     (143,491)
                                                                                   ---------     ---------

Cash flows from (used in) financing activities:
  Increase (decrease) in notes payable                                               133,083      (337,410)
  Increase (decrease) in long-term debt                                                 (876)      400,769
  Purchase of treasury stock                                                            (802)       (3,067)
  Proceeds from exercise of stock options                                              3,011         2,266
  Cash dividends to stockholders                                                     (27,362)      (25,412)
                                                                                   ---------     ---------
Net cash from financing activities                                                   107,054        37,146
                                                                                   ---------     ---------

Discontinued operations                                                               (4,581)       (8,459)
                                                                                   ---------     ---------

Net increase (decrease) in cash & cash equivalents                                   (10,217)      (11,415)
Cash & cash equivalents at beginning of period                                       175,865       180,648
                                                                                   ---------     ---------

Cash & cash equivalents at end of period                                           $ 165,648     $ 169,233
                                                                                   =========     =========

See Notes to Consolidated Financial Statements.

                                    5 of 19

                       DOVER CORPORATION AND SUBSIDIARIES
                             MARKET SEGMENT RESULTS
                                   (unaudited)

                                                                                    First quarter ended March 31,
                                                                                                                           Percent
                                   SALES                                              2002                  2001           Change
                                                                              ---------------        ---------------    ------------

Dover Industries                                                              $   278,323,000        $   290,263,000         -4%
Dover Diversified                                                                 288,437,000            253,820,000          14%
Dover Resources                                                                   208,023,000            233,090,000         -11%
Dover Technologies                                                                236,533,000            434,430,000         -46%
                                                                              ---------------        ---------------
   Total Continuing (after intramarket eliminations)                          $ 1,009,932,000        $ 1,210,174,000         -17%
                                                                              ===============        ===============

                              EARNINGS (Loss)

Dover Industries                                                              $    41,650,000        $    36,356,000          15%
Dover Diversified                                                                  30,047,000             20,509,000          47%
Dover Resources                                                                    26,712,000             31,481,000         -15%
Dover Technologies                                                                (11,405,000)            48,226,000         -124%
                                                                              ---------------        ---------------
   Subtotal Continuing                                                             87,004,000            136,572,000         -36%
Corporate expense                                                                  (4,475,000)            (4,557,000)        -2%
Net interest expense                                                              (17,166,000)           (19,430,000)        -12%
                                                                              ---------------        ---------------
Earnings from Continuing Operations, before taxes on income                        65,363,000            112,585,000         -42%
Taxes on income                                                                    20,251,000             34,640,000         -42%
                                                                              ---------------        ---------------
Net earnings from Continuing Operations                                            45,112,000             77,945,000         -42%
   Net earnings from Discontinued Operations*                                           4,000              1,141,000
                                                                              ---------------        ---------------
Net earnings before cumulative effect of change in accounting principle            45,116,000             79,086,000         -43%
   Cumulative effect of change in accounting principle**                         (293,049,000)                    --
Net (loss) earnings                                                           $  (247,933,000)       $    79,086,000
                                                                              ===============        ===============
Net (loss) earnings per diluted common share:
   Continuing Operations                                                      $          0.22        $          0.38         -42%
   Discontinued Operations*                                                                --                   0.01
                                                                              ---------------        ---------------
   Net earnings before cumulative effect of change in accounting principle               0.22                   0.39         -44%
                                                                              ---------------        ---------------
   Cumulative effect of change in accounting principle**                                (1.44)                    --
   Net (loss) earnings                                                        $         (1.22)       $          0.39
                                                                              ===============        ===============
Average number of diluted shares outstanding                                      203,818,000            204,468,000

Impact of acquisition write-offs on continuing diluted EPS:
  EPS from Continuing Operations                                              $          0.22        $          0.38         -42%
    Goodwill amortization (net of tax)**                                                   --                   0.05
                                                                              ---------------        ---------------
  EPS before goodwill amortization                                            $          0.22        $          0.43         -49%
    Other acquisition write-offs (net of tax)***                                         0.03                   0.04
                                                                              ---------------        ---------------
  EPS before all acquisition write-offs                                       $          0.25        $          0.47         -47%
                                                                              ---------------        ---------------


*In accordance with the 2001 adoption of SFAS No. 144, the earnings (net of tax) from discontinued operations were separately presented for all reported periods in earnings from discontinued operations.

**Reflects the transitional provisions of SFAS No. 142 "Goodwill and Other Intangible Assets" (adopted 1/1/02), which resulted in a $293 million write down (net of $52 million in tax) of impaired goodwill to fair value. In addition, beginning in 2002 goodwill and indefinite-lived intangible assets are no longer amortized under SFAS No. 142.

***Acquisition write-offs include depreciation and amortization of APB 16 asset step-ups.

                       DOVER CORPORATION AND SUBSIDIARIES
                       MARKET SEGMENT IDENTIFIABLE ASSETS
                                  (000 OMITTED)

                                    UNAUDITED
                                     March 31,      December 31,
                                       2002           2001
                                    -------------  -------------
Dover Industries                     $  984,910    $1,115,291
Dover Diversified                       985,248     1,122,938
Dover Resources                         819,040       897,965
Dover Technologies                    1,366,738     1,330,163
Corporate                               132,421       125,908
                                     ----------    ----------
Total Continuing                      4,288,357     4,592,265
Assets of Discontinued Operations        13,866         9,937
                                     ----------    ----------

Consolidated Total                   $4,302,223    $4,602,202
                                     ==========    ==========

                                    6 of 19

                       DOVER CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and changes in financial position in conformity with generally accepted accounting principles. In the opinion of the Company, all adjustments, consisting only of normal recurring items necessary for a fair presentation of the operating results have been made. The results of operations of any interim period are subject to year-end audit and adjustments, and are not necessarily indicative of the results of operations for the fiscal year. In accordance with the adoption of Statement of Financial Accounting Standards "SFAS" No. 144 in 2001, the earnings (net of tax) from discontinued operations were separately presented for all reporting periods in earnings from discontinued operations. The assets, liabilities and cash flows from discontinued operations were also separately presented. The March 31, 2001 financial results were restated accordingly to reflect the adoption of this statement.


NOTE B - Inventory

Inventories, by components, are summarized as follows :

                                                          (000 omitted)
                                               --------------------------------
                                               UNAUDITED
                                                March 31,          December 31,
                                                  2002                2001
                                                --------            --------

Raw materials                                   $294,312            $298,102
Work in progress                                 177,624             179,883
Finished goods                                   210,447             213,169
                                                --------            --------
    Total                                        682,383             691,154
Less LIFO reserve                                 30,897              30,553
                                                --------            --------
    Net amount per balance sheet                $651,486            $660,601
                                                --------            --------

NOTE C - Accumulated other Comprehensive (Loss) Earnings

Accumulated other comprehensive (loss) earnings, by components, are summarized as follows:

                                                UNAUDITED (000 omitted)
                                  -----------------------------------------------------------
                                  Accumulated
                                  Other                                            Unrealized
                                  Comprehensive             Cumulative             Holding
                                  Earnings                  Translation            Gains
                                  (Loss)                    Adjustments            (Loss)
                                  -------------             ----------             -------
Beginning balance                 $(149,465)                 (149,738)                   273
Current-period change               (11,003)                  (10,768)                  (235)
                                  ---------                 ---------              ---------
Ending balance                    $(160,468)                $(160,506)             $      38
                                  ---------                 ---------              ---------



NOTE D - Goodwill and Other Intangible Assets

Effective January 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets". In accordance with the guidelines of this accounting principle, goodwill and indefinite-lived intangible assets are no longer amortized but will be assessed for impairment on at least an annual basis.

As an initial step in the implementation process, the Company identified 41 Reporting Units that would be tested for impairment. In the Industries, Diversified, and Resources market segments the "stand-alone" operating companies were identified as "Reporting Units". These entities qualify as Reporting Units in that they are one level below an operating segment (a "Component" as defined in SFAS No. 131), discrete financial information exists for each entity and the segment executive management group directly reviews these units. Due to the lack of similarities in either products, production processes or markets served,

                                    7 of 19
management could not identify any situations where the components in these three operating segments could currently be aggregated into a single Reporting Unit. In the Technologies segment, three Reporting Units were identified, Marking (consisting of one stand-alone operating company), Circuit Board Assembly and Test or "CBAT" and Specialty Electronic Components or "SEC". The Component companies of CBAT and SEC exhibit economic commonalities in the areas of products; processes and markets served and were therefore aggregated into singular reporting units. The aggregation of CBAT and SEC companies, under SFAS No. 131, is consistent not only with the internal management of these operations, but also with the internal and external financial reporting of these operations.

As required under the transitional accounting provisions of SFAS No. 142, the Company completed both steps required to identify and measure goodwill impairment at each of the 41 Reporting Units. The first step involved identifying all Reporting Units with carrying values (including goodwill) in excess of fair value, which was estimated using the present value of future cash flows. The identified Reporting Units from the first step were then measured for impairment by comparing the implied fair value of the Reporting Unit goodwill, determined in the same manner as in a business combination, with the carrying amount of the goodwill. As a result of these procedures, goodwill was reduced by $345 million and a net after tax charge of $293 million was recognized as a cumulative effect of a change in accounting principle in the first quarter. Five stand-alone operating companies or Reporting Units accounted for over 90% of the total impairment - Triton, Somero, Crenlo, Mark Andy and Wilden. Various factors impacted the identification and amounts of impairment recognized at the reporting units. These included declining market conditions in terms of size and new product opportunities, lower than expected current and/or future operating margins and lack of future growth potential relative to expectations when acquired. Of the total goodwill reduction, $148 million was from the Diversified Segment, $127 million was from the Industries Segment and $70 million was from the Resources Segment. The implementation of SFAS No. 142 required the use of judgments, estimates and assumptions in the identification of Reporting Units and the determination of fair market value and impairment amounts related to the required testing. The Company believes that its use of estimates and assumptions in this matter was reasonable, and complied with generally accepted accounting principles. Additionally, pursuant to SFAS No. 142, the Company completed its reassessment of previously recognized intangible assets, including trademarks, and adjusted the remaining amortization lives of certain intangibles based on relevant factors.

The Company also adopted SFAS No. 141 "Business Combinations" for all business combinations completed after June 30, 2001. SFAS No. 141 prohibits the pooling-of-interests method of accounting for business combinations, prescribes criteria for the initial recognition and measurement of goodwill and other intangible assets, and establishes disclosure requirements for material business combinations.

Provided below is a reconciliation of previously reported financial statement information to pro forma amounts that reflect the elimination of goodwill and indefinite-lived intangible amortization for the comparable quarter prior to adoption ended March 31, 2001:

                                                                          FOR THE 3 MONTHS ENDED MARCH 31, 2001
                                                                          ----------------------------------------------
                                                                                                  Earnings Per Share
                                                                                             ---------------------------
                                                                          Earnings              Basic           Diluted
                                                                          -------            --------         --------
Net Earnings                                                              $79,086            $   0.39         $   0.39
Add back: Goodwill amortization, net of tax                                10,210                0.05             0.05
Add back: Indefinite-lived intangible amortization, net of tax                396                  --               --
                                                                          -------            --------         --------
Pro Forma Net Earnings                                                    $89,692            $   0.44         $   0.44
                                                                          =======            ========         ========
      Net Earnings from Discontinued Operations                             1,141                0.01             0.01
Pro Forma Net Earnings from Continuing Operations                         $88,551            $   0.43         $   0.43
                                                                          -------            --------         --------

                                    8 of 19

The changes in the carrying value of goodwill by market segment for the quarter ended March 31, 2002 are as follows:

SUMMARY OF GOODWILL CHANGES (in thousands)

                                               DOVER           DOVER          DOVER           DOVER
                                              INDUSTRIES    DIVERSIFIED      RESOURCES      TECHNOLOGIES   TOTAL DOVER
                                              ----------    -----------     ----------      ------------   -----------
Balance as of January 1, 2002               $   524,907     $   539,169     $   378,829     $   503,518    $ 1,946,423
Goodwill From Acquisitions                           --              --           1,317          27,268         28,585
Goodwill written off Due to Dispositions             --              --              --              --             --
Impairment Losses                              (127,530)       (147,950)        (69,642)             --       (345,122)
Other                                                59          (2,547)           (131)          1,420         (1,199)
                                            -----------     -----------     -----------     -----------    -----------
Balance as of March 31,2002                 $   397,436     $   388,672     $   310,373     $   532,206    $ 1,628,687
                                                                                                           -----------

The following table provides the gross carrying value and accumulated amortization for each major class of intangible asset based on the Company's reassessment of previously recognized intangible assets and their remaining amortization lives in accordance with the adoption of SFAS No. 142:

                                         Gross Carrying   Accumulated      Amortizable    Gross Carrying    Accumulated
                                            Amount        Amortization         Life           Amount        Amortization
                                         --------------   -----------      -----------    --------------    -----------
Trademarks                                 $ 16,892        $  7,114              35          $ 88,318        $  6,892
Patents                                      89,027          37,375              13            88,249          35,432
Customer Intangibles                         10,922           1,778              10             5,655           1,536
Unpatented Technologies                      29,564           9,899              14            20,860           9,752
Other                                        43,045          19,693               9            40,740          17,016
                                           --------        --------           --------       --------        --------
Total Amortizable Intangible Assets         189,450          75,859              14           243,822          70,628
                                           --------        --------                          --------        --------
Total Indefinite-Lived Trademarks            75,277              --                                --              --
                                           --------        --------                          --------        --------
Total                                      $264,727        $ 75,859                          $243,822        $ 70,628
                                           ========        ========                          ========        ========

The total intangible amortization expense for the quarters ended March 31, 2002 and 2001 were $5.1 million and $4.1 million, respectively.

The estimated amortization expense for the next five fiscal years beginning January 1, 2002 is as follows:

              For the year ended December 31, 2002:       $ 19,743
              For the year ended December 31, 2003:       $ 18,273
              For the year ended December 31, 2004:       $ 16,913
              For the year ended December 31, 2005:       $ 15,654
              For the year ended December 31, 2006:       $ 14,488

NOTE E - Additional Information

For a more adequate understanding of the Company's financial position, operating results, business properties and other matters, reference is made to the Company's Annual Report on Form 10-K which was filed with the Securities and Exchange Commission on March 1, 2002.

Net earnings as reported was used in computing both basic EPS and diluted EPS without further adjustment. The Company does not have a complex capital structure. Accordingly, the entire difference between basic weighted average shares and diluted weighted average shares results from non-vested restricted stock and assumed stock option exercises. The diluted EPS computation was made using the treasury stock method. The diluted weighted average shares in 2002 exclude the dilutive effect of approximately 2,762,000 options with exercise prices in excess of the average market price of the Company's common stock.

In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations", which is effective for fiscal years beginning after June 15, 2002. SFAS No. 143 establishes the accounting standards

                                    9 of 19
for the recognition and measurement of obligations associated with the retirement of tangible long-lived assets. Under SFAS No. 143, the costs of retiring an asset will be recorded as a liability when the retirement obligation arises, and will be amortized over the life of the asset. The Company is still assessing the potential impact of SFAS No. 143 on its consolidated results of operations and financial position.

In 2001, the Company announced various restructuring programs at selected operating companies. These programs were implemented to reduce the Company's overall cost structure and to eliminate certain non-strategic or redundant product lines and facilities. The charge to March 31, 2002 continuing earnings of $2.8 million primarily related to employee separation costs in the Dover Technologies segment and involved approximately 389 voluntary and involuntary separations. Employee restructuring programs announced since the third quarter of 2001 involved approximately 2,850 employees. $2.9 million in separation benefits were paid in 2002 and the remaining employee separation reserve balance at March 31, 2002 was $7.3 million. $1.4 million has been spent against the 2001 facility closings and related charges reserve balance resulting in a March 31, 2002 reserve balance of $3.3 million. All restructuring charges were charged to either continuing cost of sales or selling and administrative expenses as a component of operating earnings. The Company expects to complete these restructuring programs by the end of fiscal 2002.

                                    10 of 19

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(1)    MATERIAL CHANGES IN CONSOLIDATED FINANCIAL CONDITION:

The Company's liquidity (cash, cash equivalents and marketable securities) decreased $10.2 million during the first three months of 2002 as compared to the position at December 31, 2001. Increases in working capital ($141.0 million) and modest acquisition expenditures ($45.8 million) were partially offset by increases in short-term debt ($133.1 million) and were the principal reasons for the decrease in liquidity.

Working capital decreased slightly from $835.8 million at the end of last year to $831.6 million at March 31, 2002, due principally to an increase in short-term notes payable, offsetting increases in receivables, decreases in taxes payable related to a large U.S. federal estimated payment for 2001 and decreases in accrued compensation for incentive program payouts. Capital expenditures were $21.3 million for the first three months of 2001 compared to $61.1 million last year. The capital expenditures were primarily funded by internal cash flow. It is expected that any cash requirements above the internal cash flows generated will be funded through the issuance of commercial paper.

Total debt levels increased by $130.0 million from $1.08 billion at December 31, 2001 to $1.21 billion at the end of the current quarter. At March 31, 2001, net debt (defined as long-term debt plus current maturities on long-term debt plus notes payable less cash and equivalents and marketable securities) of $1,043.2 million represented 31.8% of total capital, an increase of 5.5% from December 31, 2001. The ratio increase was caused by a $143.0 million increase in net debt and a reduction in net equity of $282.2 million during the current quarter. The primary reason for the reduction in equity was the $293.0 million charge for goodwill impairment related to the adoption of SFAS 142.

The Company did not repurchase any shares in the open market during the first quarter of 2002.

Through the end of the first quarter, Dover has invested on, a net economic basis (GAAP purchase price adjusted for debt assumed and cash acquired), a total of $46.1 million in three add-on acquisitions and the remaining minority interest in Multi-test (40%), a 2001 add-on acquisition of ECT.

                                DOVER CORPORATION

                        ACQUISITIONS - FIRST QUARTER 2002



DATE       TYPE      ACQUIRED COMPANIES                       LOCATION (NEAR)      SEGMENT  -  OPERATING CO.
----       ----      ------------------                       ---------------      -------     -------------
2-JAN      ASSET     IMPELL,INC.                              SUWANEE, GA          DTI         OK INTERNATIONAL

Manufacturer of air purification equipment and systems for the electronic assembly industry.
                                                                                                OPW FUELING
11-JAN     STOCK     BREVETTI NETTUNO                         BOLOGNA, ITALY       DRI          COMPONENTS

Manufactures LPG(propane) nozzles and accessories .

15-FEB     STOCK     MULTI-TEST AG (minority interest)        ROSENHEIM, GERMANY   DTI          ECT

Manufactures semiconductor test handling equipment.

                                                                                                OPW FUELING
25-MAR     ASSET     EMCO ELECTRONICS                         CARY, NC             DRI          COMPONENTS
Manufactures fuel management and automatic tank gauging systems.

(2) MATERIAL CHANGES IN RESULTS OF OPERATIONS:

The Company earned $45.1 million or $.22 per diluted share from continuing operations in the first quarter ended March 31, 2002 compared to $77.9 million or $.38 per diluted share from continuing operations in the comparable period last year, before the cumulative effect of the change in accounting principle further described below. Goodwill amortization in the first quarter of 2001 was $12.5 million ($10.2 million net of tax, or $.05 per diluted share), and under new accounting rules discussed below, there is no comparable amortization in the first quarter of 2002. The net loss after the cumulative impact of the change in accounting principle of $247.9 million compares to earnings of $79.1 million in the first quarter of 2001. Sales in the first quarter were $1.0 billion, a 17% decline from $1.2 billion last year.

Segment earnings for the quarter were $87.0 million, down 36% or $49.6 million from $136.6 million last year. In the Dover Technologies segment, markets remain depressed, resulting in a 46% decline in sales as compared to the prior year and losses of $11.4 million. On a sequential basis, Technologies' sales decreased 6% from the levels of the 2001 fourth quarter. In the Dover Industries segment, income increased 15% to $41.7 million from the comparable quarter last year on a sales decline of 4%, and income was ahead of the 2001 fourth quarter by 23% with a slight sales decline. In Dover Resources, quarterly sales and income were down from the prior year by 11% and 15% respectively, and both were down from the fourth quarter of 2001 as well, due to weaker oil and gas production markets. Dover Diversified quarterly sales and earnings increased from the prior year 14% and 47% respectively, and both were up from the fourth quarter, largely due to improvements at Crenlo.

Effective January 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets". In accordance with the guidelines of this accounting principle, goodwill and indefinite-lived intangible assets are no longer amortized but will be assessed for impairment on at least an annual basis. As an initial step in the implementation process, the Company identified 41 Reporting Units that would be tested for impairment. In the Industries, Diversified, and Resources market segments the "stand-alone" operating companies were identified as "Reporting Units". These entities qualify as Reporting Units in that they are one level below an operating segment (a "Component" as defined in SFAS No. 131), discrete financial information exists for each entity and the segment executive management group directly reviews these units. Due to the lack of similarities in either products, production processes or markets served, management could not identify any situations where the components in these three operating segments could currently be aggregated into a single Reporting Unit. In the Technologies segment, three Reporting Units were identified, Marking (consisting of one stand-alone operating company), Circuit Board Assembly and Test or "CBAT" and Specialty Electronic Components or "SEC". The Component companies of CBAT and SEC exhibit economic commonalities in the areas of products; processes and markets served and were therefore aggregated into singular reporting units. The aggregation of CBAT and SEC companies, under SFAS No. 131, is consistent not only with the internal management of these operations, but also with the internal and external financial reporting of these operations.

As required under the transitional accounting provisions of SFAS No. 142, the Company completed both steps required to identify and measure goodwill impairment at each of the 41 Reporting Units. The first step involved identifying all Reporting Units with carrying values (including goodwill) in excess of fair value, which was estimated using the present value of future cash flows. The identified Reporting Units from the first step were then measured for impairment by comparing the implied fair value of the Reporting Unit goodwill, determined in the same manner as in a business combination, with the carrying amount of the goodwill. As a result of these procedures, goodwill was reduced by $345 million and a net after tax charge of $293 million was recognized as a cumulative effect of a change in accounting principle in the first quarter. Five stand-alone operating companies or Reporting Units accounted for over 90% of the total impairment - Triton, Somero, Crenlo, Mark Andy and Wilden. Various factors impacted the identification and amounts of impairment recognized at the reporting units. These included declining market conditions in terms of size and new product opportunities, lower than expected current and/or future operating margins and lack of future growth potential relative to expectations when acquired. Of the total goodwill reduction, $148 million was from the Diversified Segment, $127 million was from the Industries Segment and $70 million was from the Resources Segment. The implementation of SFAS No. 142 required the use of judgments, estimates and assumptions in the identification of Reporting Units and the determination of fair market value and impairment amounts related to the required testing. The Company believes that its use of estimates and assumptions in this matter was reasonable, and complied with generally accepted accounting principles. Additionally, pursuant to SFAS No. 142, the Company completed its reassessment of previously recognized

                                    12 of 19
intangible assets, including trademarks, and adjusted the remaining amortization lives of certain intangibles based on relevant factors.

The Company also adopted SFAS No. 141 "Business Combinations" for all business combinations completed after June 30, 2001. SFAS No. 141 prohibits the pooling-of-interests method of accounting for business combinations, prescribes criteria for the initial recognition and measurement of goodwill and other intangible assets, and establishes disclosure requirements for material business combinations.

In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations", which is effective for fiscal years beginning after June 15, 2002. SFAS No. 143 establishes the accounting standards for the recognition and measurement of obligations associated with the retirement of tangible long-lived assets. Under SFAS No. 143, the costs of retiring an asset will be recorded as a liability when the retirement obligation arises, and will be amortized over the life of the asset. The Company is still assessing the potential impact of SFAS No. 143 on its consolidated results of operations and financial position.

DOVER INDUSTRIES:

         First quarter Industries' income compared to the same period last year increased 15% or $5.3 million to $41.7, and sales declined 4% or $11.9 million to $278.3 million. The impact of goodwill amortization on earnings in the first quarter of 2001 was $3.5 million. Segment bookings in the quarter were down 13% to $270.0 million and the book-to-bill ratio was .97 for the current quarter. Backlog decreased 16% from last year to $158.0 million and 4% from the fourth quarter of 2001. Acquisitions completed in the last year added approximately $9.2 million to sales in the quarter, with almost no impact on segment earnings after acquisition write-offs.

Industries' results were led by Heil Environmental, and to a lesser extent by the other waste haulage-related business, Marathon Equipment. Heil Environmental continues to face challenging markets, but sales and earnings compared to the same period last year and the fourth quarter were boosted substantially by the release of orders by one large waste haulage company and the shipment of those orders within the quarter. Backlog and order entry rates do not support continuation of this performance in the second quarter.

Rotary Lift still faces sluggish markets with sales flat to the comparable period last year but 14% higher than the prior quarter. Earnings were higher than both earlier periods due to continued market share gains driven by cost competitive new products.

For the balance of Industries' businesses, market conditions remained weak and sales declined. Triton's earnings, though lower than the previous comparable period, improved substantially from the fourth quarter of 2001, the result of recent cost reductions. Heil Trailer's quarterly sales and earnings fell to levels last seen in 1996, substantially below the comparable prior year period and last year's fourth quarter due to the impact of a weak economy in the dry bulk market, and current soft demand for petroleum trailers. PDQ also had a challenging quarter as neither the petroleum retailers nor investor/entrepreneurial markets have recovered after September 11th. Market weakness apparent at the end of 2001 resulted in weaker performance at DovaTech and Somero.


DOVER DIVERSIFIED:

     Diversified's first quarter earnings were $30.0 million, an increase of $9.5 million or 47% over the comparative period last year, and sales in the quarter were $288.4 million, a $34.6 million or 14% increase. The impact of goodwill amortization on earnings in the first quarter of 2001 was $3.5 million. Bookings in the quarter were $295.6 million, resulting in a book-to-bill ratio of 1.02 with backlog at the end of the quarter of $389.4 million, 17% higher than last year and 2% higher than the fourth quarter of 2001. Acquisitions completed in the last year added approximately $9.0 million to sales in the quarter, with almost no impact on segment earnings after acquisition write-offs.

The primary reason for the earnings improvement compared to the same period last year and the fourth quarter was the elimination of losses at Crenlo, largely due to internal improvements, with sales flat relative to last year's first quarter. Hill Phoenix, whose earnings substantially outperformed these prior periods, continues to be well positioned in the market, and margins have improved. PMI outperformed both prior periods, benefiting from both internal improvements and the effect of acquisitions. Waukesha Bearings sales and earnings were sharply higher than last year, due to a satisfactory market and the contribution of

                                    13 of 19
acquisitions. Sargent has maintained solid sales comparisons despite the impact of weakening markets for its aerospace products, and was also helped by the transfer of the Airtomic business from Dover Resources. Tranter continues to suffer from a weak market, resulting in lower sales and earnings than both the comparable period and the fourth quarter of last year. Belvac operated near breakeven on roughly 40% of the sales of the prior years' comparable quarter.

DOVER RESOURCES:

     At Dover Resources earnings declined $4.8 million or 15% to $26.7 million on a sales decrease of 11% or $25.1 million to $208.0 million, as compared to the same period of the prior year. The impact on earnings of goodwill amortization in the first quarter of 2001 was $2.6 million. Segment bookings in the quarter were down 15% from the prior year to $209.5 million and the book-to-bill ratio was 1.01. Ending backlog was $79.5 million, a 24% decrease from last year and a 1% decrease from the fourth quarter. Acquisitions completed in the last year added approximately $.3 million to sales in the quarter, with almost no impact on segment earnings after acquisition write-offs.

The oil and gas production equipment companies (Petroleum Equipment Group, Cook and Quartzdyne), which were the most important contributors last year, experienced sales and earnings declines compared to last year's first quarter, due to customers current caution regarding capital spending, continuing the trend apparent at the end of 2001. These businesses will be impacted by the turmoil in the global energy markets, and the near-term outlook is uncertain.

Blackmer, Wilden and RPA, which serve the currently stagnant process industry market, collectively had a slight earnings decrease on flat sales compared with first quarter 2001. De-Sta-Co Manufacturing and De-Sta-Co Industries had lower sales and earnings than in the same quarter last year, but experienced somewhat stronger automotive related markets than at the end of 2001. Tulsa Winch's markets deteriorated throughout 2001, and the first quarter results, while flat with the fourth quarter, were substantially below those of the comparable period last year. OPW Fueling Components' service station markets continued to decline, with sales and earnings below the same period last year and the fourth quarter. OPW Fluid Transfer Group cost management initiatives generated higher margins in the first quarter on slightly lower sales compared to last year, but its transportation related markets deteriorated compared to the fourth quarter.

DOVER TECHNOLOGIES:

     First quarter sales at Dover Technologies were $236.5 million, a decline of $197.9 million or 46% from the same period of the prior year, generating a loss of $11.4 million compared to segment earnings of $48.2 million last year. The impact of goodwill amortization on earnings in the first quarter of 2001 was $2.9 million. Acquisitions completed in the last year added approximately $15.2 million to sales in the quarter, with a loss of $1.0 million after acquisition write-offs.

Technologies' CBAT business recorded a loss of $13.4 million for the first quarter compared to earnings of $15.6 million for last year's comparable period. First quarter sales were $125.5 million, a decline of $102.8 million or 45% from last year. Bookings, at $139.5 million, were down 26% from the same period last year but were 8% higher than the fourth quarter of 2001. The CBAT book-to-bill ratio was 1.11 for the first quarter, with all businesses above 1.0. Backlog, while still at depressed levels at $65.3 million, was 22% higher than at the end of 2001. Though these metrics and some broader industry data suggest that the market for CBAT's capital equipment products may have stopped declining, substantial industry overcapacity still exists, and thus a sales recovery is not expected soon. Efforts to return CBAT to profitability, even in this depressed market, should succeed in the second or third quarter, despite the strategic decision to continue heavy spending on research and new product development.

In Technologies' SEC business, sales in the quarter were $60.7 million, a decline of $101.7 million or 63% from the same period last year. SEC reported a loss of $3.4 million, as compared to earnings of $32.6 million in last year's first quarter. Net bookings in the first quarter of $56.3 million were down from $91.5 million from the same period last year but increased 20% from the fourth quarter. The book-to-bill ratio was .93 for the quarter with backlog at $49.2 million at the end of the period (a 7% decline from the prior quarter). SEC's datacom, telecom, and networking markets remain very weak, and the timing of any improvement in demand remains unclear. Much of current demand comes from industrial, aerospace, military, medical, and other high-performance, high-reliability markets. The SEC companies continue to invest judiciously in new product development, in coordination with customers, to protect the currently available market, and to insure placement in new products when the market recovers as well. All of the SEC businesses except for

                                    14 of 19

Quadrant are operating at or near breakeven levels currently. In the quarter a new management team at Quadrant continued the restructuring program provided for in the second half of last year, including the closure of several facilities.

In the quarter, Imaje, the French-based industrial ink-jet printer and ink manufacturer, had sales and earnings increases, in a difficult market environment, due to both operational improvements and an increasingly successful recent acquisition.


OUTLOOK:

     The general economic and market conditions for most operating companies continued weak in the first quarter. The timing of an economic recovery and impact on the capital spending of many of the operating companies' customers is still unclear. If markets improve as the year progresses the operating companies are poised to respond positively. Until then the focus is on improving market competitiveness, and margins at current sales levels. This is particularly true in Technologies, where the market for capital equipment is likely to recover slowly.

                                    15 of 19

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

                                    16 of 19

PART II OTHER INFORMATION

Item 5. Other Information

                                DOVER CORPORATION
                               OPERATIONAL INCOME
                           (in millions ) (unaudited)



                                           2002-THREE MONTHS                2001-THREE MONTHS               2001 - FULL YEAR
                                           -----------------                -----------------               ----------------
                                   SALES      INCOME       %         SALES      INCOME        %        SALES       INCOME        %
                                   -----      ------       -         -----      ------        -        -----       ------        -

DOVER INDUSTRIES                 $  278     $   43         15       $  290      $   44        15      $1,160      $  170         15
DOVER DIVERSIFIED                   288         33         11          254          26        10       1,118         122         11
DOVER RESOURCES                     208         30         14          233          40        17         929         142         15
Circuit board assembly/test         126        (13)       (11)         228          16         7         651         (53)        (8)

Electronic components                61         (3)        (5)         162          33        20         397          31          8
Marking                              50         10         20           44           9        20         210          54         26
                                 ------------------------------     -----------------------------    -------------------------------
DOVER TECHNOLOGIES                  237         (6)        (3)         434          58        13       1,258          32          3
                                 ------------------------------     -----------------------------    -------------------------------
OPERATIONAL SUBTOTAL
(after ELIM.)                    $1,010        100         10       $1,210         168        14      $4,460         466         10
                                 ------------------------------     -----------------------------    -------------------------------

CORPORATES AND OTHER                            (9)                                (11)                               (55)
                                            ------                              ------                             ------
EBITACQ                                         91                                 157                                411
                                            ------                              ------                             ------



"Operational Income"-differs from segment operating profits because it excludes all non-cash write-offs relating to acquisitions, the expenses of each segment's corporate group, and foreign exchange gains or losses.

"EBITACQ" - earnings before taxes, interest, acquisition write-offs and non-recurring gains .



         ANALYSIS OF CASH FLOW: DEPRECIATION, AMORTIZATION & ACQUISITION
                          WRITE-OFFS, WITH TAX EFFECTS
                            (unaudited)(in millions)



                                        2002 - THREE MONTHS                2001 - THREE MONTHS               2001 - FULL YEAR
                                        -------------------                -------------------               ----------------
                                          TAX DEDUCTIBLE                     TAX DEDUCTIBLE                  Tax Deductible
                                          --------------                     --------------                  --------------
                                     TOTAL       YES     NO    TAX       TOTAL    YES      NO    TAX     TOTAL     YES   NO     TAX


EBIT                                $   83                     $ 27     $ 132                    $  42   $   313                $ 99

ACQUISITION RE LATE D:
    GOODWILL AMORTIZATION                -       -       -       -         13        6     7         2        52   25    27       10
                                    -------------------------------     -----------------------------    ---------------------------
    OTHER AMORTIZATION                   4                                  4                                20
    DEPRECIATION                         4                                  4                                17
    INVENTORY WRITE-OFFS                 -                                  5                                 9
                                    -------------------------------     -----------------------------    ---------------------------
SUBTOTAL OTHER WRITE -OFFS               8       8       -        3        13       12     -         5       46    42     4       17


TOTAL ACQUISITION WRITE-OFFS             8       8       -        3        25       18     7         7       98    67    31       27
                                    -------------------------------     -----------------------------    ---------------------------

EBITACQ                                 91                     $ 30       157                    $  49      411                 $126
                                                               ------                             -----                      -------

    OTHER DEPRECIATION                  32                                 30                               130
    OTHER AMORTIZATION                   1                                  1                                 1
                                    ------                              -----                            -------

EBITDAI                                124                                188                               542
                                    ------                              -----                            -------

    INVENTORY WRITE-OFFS                -                                 (5)                               (9)
                                    ------                              -----                            -------

EBITDA                              $  124                              $ 183                            $   533
                                    ------                              -----                            -------


"EBIT" - REPRESENTS EARNINGS BEFORE INTEREST AND TAXES.

"EBITACQ" - REPRESENTS EARNINGS BEFORE INTEREST, TAXES AND ACQUISITION WRITE -OFFS.

"EBITDAI" - REPRESENTS EARNINGS BEFORE INTEREST, TAXES, DEPRECIATION, AMORTIZATION A ND INVENTORY WRITE-OFFS.

"EBITDA" - REPRESENTS EARNINGS BEFORE INTEREST, TAXES, DEPRECIATION AND AMORTIZATION.

EBIT, EBITACQ, EBITDAI AND EBITDA - ALL EXCLUDE GAINS (LOSSES) ON SALE OF BUSINESSES AND EQUITY INVESTMENT.



                                    17 of 19

                                DOVER CORPORATION
                  GOODWILL AMORTIZATION SUMMARY - 2001 (000'S)

                         1ST QUARTER      2ND QUARTER       3RD QUARTER       4TH QUARTER        TOTAL 2001
                         -----------      -----------       -----------       -----------        ----------
Dover Industries          $ 3,453           $ 3,441           $ 3,643           $ 4,079           $14,616

Dover Diversified           3,469             3,469             3,751             3,713            14,402

Dover Resources             2,636             2,636             2,636             2,637            10,545

Dover Technologies *        2,907             3,054             3,336             3,302            12,599

Total Goodwill            $12,465           $12,600           $13,366           $13,731           $52,162
                          -------           -------           -------           -------           -------

Tax on Goodwill             2,255             2,256             2,259             2,430             9,200

                          -------           -------           -------           -------           -------
Net Goodwill              $10,210           $10,344           $11,107           $11,301           $42,962
                          =======           =======           =======           =======           =======

EPS                       $  0.05           $  0.05           $  0.05           $  0.06           $  0.21

* CBAT                      2,029             2,140             2,266             2,247             8,682
  SEC                         528               562               562               474             2,126


Item 6.  Exhibits and Reports on Form 8-K

         None.

                                    18 of 19

                                   Signatures


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                DOVER CORPORATION




Date:       April 17, 2002                      /s/ David S. Smith
           ----------------------               --------------------------
                                                David S. Smith, Vice President,
                                                Finance and Chief Financial
                                                Officer (Principle Financial
                                                Officer)

Date:      April 17, 2002                       /s/ Raymond T. McKay
           ----------------------               --------------------------
                                                Raymond T. McKay
                                                Acting Controller
                                                (Principle Accounting Officer)


                                    19 of 19