Form 10-Q
period 2002-06-30
DOVER CORP
filed 2002-08-13
CIK 29905

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

For six months ended June 30, 2002	Commission File No. 1-4018

DOVER CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State of Incorporation)	53-0257888 (I.R.S. Employer Identification No.)

280 Park Avenue, New York, NY (Address of principal executive offices)	10017 (Zip Code)

Registrant’s telephone number, including area code: (212) 922-1640

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.
Yes      No

The number of shares outstanding of the Registrant’s common stock as of the close of the period covered by this report was 202,713,361.

1 of 21

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENT
DOVER CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
DOVER CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
DOVER CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
DOVER CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
DOVER CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
DOVER CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS
DOVER CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
DOVER CORPORATION AND SUBSIDIARIES MARKET SEGMENT RESULTS
DOVER CORPORATION AND SUBSIDIARIES MARKET SEGMENT RESULTS
DOVER CORPORATION AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
PART II OTHER INFORMATION
Item 4. Submission of Matter to Vote of Security Holders
Item 5. Other Information
Item 6. Exhibits and Reports on Form 8-K
Signatures

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENT

DOVER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
Three Months Ended June 30,
(000 omitted)

	UNAUDITED
	2002	2001

Net Sales	$1,097,152	$1,108,777

Cost of Sales	738,986	741,700

Gross Profit	358,166	367,077

Selling & Administrative Expenses	255,431	276,679

Operating Profit	102,735	90,398

Other Deductions (Income):

Interest expense	18,037	23,021

Interest income	(627)	(2,794)

Foreign exchange	420	264

All other, net	(495)	(7,239)

Total	17,335	13,252

Earnings from Continuing Operations, Before Taxes on Income	85,400	77,146

Federal and Other Taxes on Income	21,293	28,359

Net Earnings from Continuing Operations	64,107	48,787

Earnings (loss) from discontinued operations, net of tax	(1,598)	1,374

Gain (loss) on sale of discontinued operations, net of tax	(7,308)	93,138

Net Earnings (Loss) from Discontinued Operations	(8,906)	94,512

Net Earnings Before Cumulative Effect of Change in Accounting Principle	55,201	143,299

Cumulative Effect of Change in Accounting Principle, net of tax	—	—

Net Earnings (Loss)	$55,201	$143,299

Net Earnings (Loss) per Common Share:

- Basic

Continuing Operations	$0.31	$0.24

Discontinued Operations	(0.04)	0.46

Total Net Earnings Before Cumulative Effect of Change in Accounting Principle	0.27	0.70

Cumulative Effect of Change in Accounting Principle, net of tax	—	—

Net Earnings (Loss)	$0.27	$0.70

- Diluted

Continuing Operations	$0.31	$0.24

Discontinued Operations	(0.04)	0.46

Total Net Earnings Before Cumulative Effect of Change in Accounting Principle	0.27	0.70

Cumulative Effect of Change in Accounting Principle, net of tax	—	—

Net Earnings (Loss)	$0.27	$0.70

Weighted average number of common shares outstanding during the period:

- Basic	202,655	203,150

- Diluted	203,713	204,353

See Notes to Condensed Consolidated Financial Statements.

2 of 21

DOVER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
Three Months Ended June 30,
(000 omitted)

	UNAUDITED
	2002	2001

Net Earnings (Loss)	$55,201	$143,299

Other Comprehensive Earnings (Loss), Net of Tax:

Foreign currency translation adjustments	65,605	(16,435)

Unrealized gains (losses) on securities (net of tax -$67 in 2002 and -$238 in 2001)	(124)	(443)

Other Comprehensive Earnings (Loss)	65,481	(16,878)

Comprehensive Earnings (Loss)	$120,682	$126,421

DOVER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
Six Months Ended June 30,
(000 omitted)

	UNAUDITED
	2002	2001

Net Sales	$2,104,697	$2,311,356

Cost of Sales	1,419,659	1,532,781

Gross Profit	685,038	778,575

Selling & Administrative Expenses	501,275	559,258

Operating Profit	183,763	219,317

Other Deductions (Income):

Interest expense	36,277	49,325

Interest income	(1,692)	(9,917)

Foreign exchange	(1,393)	(172)

All other, net	(2,683)	(9,445)

Total	30,509	29,791

Earnings from Continuing Operations, Before Taxes on Income	153,254	189,526

Federal and Other Taxes on Income	42,456	62,948

Net Earnings from Continuing Operations	110,798	126,578

Earnings (loss) from discontinued operations, net of tax	(3,173)	2,668

Gain (loss) on sale of discontinued operations, net of tax	(7,308)	93,138

Net Earnings (Loss) from Discontinued Operations	(10,481)	95,806

Net Earnings Before Cumulative Effect of Change in Accounting Principle	100,317	222,384

Cumulative Effect of Change in Accounting Principle, net of tax	(293,049)	—

Net Earnings (Loss)	$(192,732)	$222,384

Net Earnings (Loss) per Common Share:

- Basic

Continuing Operations	$0.55	$0.62

Discontinued Operations	(0.05)	0.47

Total Net Earnings Before Cumulative Effect of Change in Accounting Principle	0.50	1.09

Cumulative Effect of Change in Accounting Principle, net of tax	(1.45)	—

Net Earnings (Loss)	$(0.95)	$1.09

- Diluted

Continuing Operations	$0.54	$0.62

Discontinued Operations	(0.05)	0.47

Total Net Earnings Before Cumulative Effect of Change in Accounting Principle	0.49	1.09

Cumulative Effect of Change in Accounting Principle, net of tax	(1.44)	—

Net Earnings (Loss)	$(0.95)	$1.09

Weighted average number of common shares outstanding during the period:

- Basic	202,655	203,150

- Diluted	203,713	204,353

See Notes to Condensed Consolidated Financial Statements.

3 of 21

DOVER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
Six Months Ended June 30,
(000 omitted)

	UNAUDITED
	2002	2001

Net Earnings (Loss)	$(192,732)	$222,384

Other Comprehensive Earnings (Loss), Net of Tax:
Foreign currency translation adjustments	54,306	(52,337)

Unrealized gains (losses) on securities (tax -$194 in 2002 and -$1,475 in 2001)	(359)	(2,740)

Other Comprehensive Earnings (Loss)	53,947	(55,077)

Comprehensive Earnings (Loss)	$(138,785)	$167,307

DOVER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
Six Months Ended June 30,
(000 omitted)

	UNAUDITED
	2002	2001

Retained Earnings at January 1	$3,395,293	$3,252,319

Net Earnings (Loss)	(192,732)	222,384

	3,202,561	3,474,703

Deduct:

Common stock cash dividends ($0.27 per share in 2002, $0.25 in 2001)	54,747	50,798

Retained Earnings at End of Period	$3,147,814	$3,423,905

See Notes to Condensed Consolidated Financial Statements.

4 of 21

DOVER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(000 omitted)

	UNAUDITED
	June 30, 2002	December 31, 2001

Assets:

Current assets:

Cash & cash equivalents	$116,417	$175,601

Marketable securities	444	997

Receivables, net of allowance for doubtful accounts	733,969	672,789

Inventories	646,472	653,548

Prepaid expenses	105,784	98,197

Deferred income taxes	43,988	43,510

Total current assets	1,647,074	1,644,642

Property, plant and equipment (at cost)	1,791,144	1,742,271

Accumulated depreciation	(1,054,936)	(985,920)

Net property, plant and equipment	736,208	756,351

Goodwill	1,658,934	1,946,423

Intangible assets, net of amortization	188,796	173,194

Other assets and deferred charges	67,362	55,990

Assets from discontinued operations	17,584	25,602

	$4,315,958	$4,602,202

Liabilities:

Current liabilities:

Notes payable	$40,230	$39,783

Current maturities of long-term debt	3,931	3,997

Accounts payable	233,201	206,375

Accrued compensation and employee benefits	125,171	154,011

Accrued insurance	46,319	45,535

Other accrued expenses	210,373	210,210

Federal and other taxes on income	74,085	155,298

Total current liabilities	733,310	815,209

Long-term debt	1,034,688	1,033,243

Deferred income taxes	60,761	102,855

Other deferrals (principally compensation)	127,963	106,878

Liabilities from discontinued operations	26,601	24,478

Stockholders’ equity:

Preferred stock	—	—

Common stock	237,613	237,303

Additional paid-in surplus	62,642	55,223

Cumulative translation adjustments	(95,432)	(149,738)

Unrealized holding gains (losses)	(86)	273

Retained earnings	3,147,814	3,395,293

Subtotal	3,352,551	3,538,354

Less: treasury stock	1,019,916	1,018,815

Net stockholders’ equity	2,332,635	2,519,539

	$4,315,958	$4,602,202

See Notes to Condensed Consolidated Financial Statements.

5 of 21

DOVER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
Six Months Ended June 30,
(000 omitted)

	UNAUDITED
	2002	2001

Cash flows from operating activities:

Net Earnings (Loss)	$(192,732)	$222,384

Adjustments to reconcile net earnings to net cash from operating activities:

Cumulative effective of change in accounting principle, net of tax	293,049	—

(Earnings) loss from discontinued operations, net of tax	3,173	(2,668)

(Gain) loss on sale of discontinued operations, net of tax	7,308	(93,138)

Depreciation	71,416	69,911

Amortization — goodwill	—	25,199

Amortization — other	9,161	8,431

Net increase (decrease) in deferred taxes	3,116	5,376

Net increase (decrease) in LIFO reserves	691	(775)

Increase (decrease) in other deferrals (principally compensation)	22,736	(26,034)

Other, net	(7,509)	6,992

Changes in assets & liabilities (excluding acquisitions and dispositions):

Decrease (increase) in accounts receivable	(43,743)	109,902

Decrease (increase) in inventories, excluding LIFO reserve	16,011	8,217

Decrease (increase) in prepaid expenses	(5,110)	(7,828)

Increase (decrease) in accounts payable	21,521	(55,770)

Increase (decrease) in accrued expenses	(32,577)	18,126

Increase (decrease) in federal & other taxes on income	(81,309)	62,259

Total adjustments	277,934	128,200

Net cash from (used in) operating activities	85,202	350,584

Cash flows from (used in) investing activities:

Additions to property, plant & equipment	(45,623)	(100,682)

Acquisitions, net of cash & cash equivalents	(49,482)	(236,266)

Net cash from (used in) investing activities	(95,105)	(336,948)

Cash flows from (used in) financing activities:

Increase (decrease) in notes payable	206	(452,997)

Increase (decrease) in long-term debt	1,379	398,826

Purchase of treasury stock	(1,100)	(10,005)

Proceeds from exercise of stock options	5,322	2,812

Cash dividends to stockholders	(54,747)	(50,798)

Net cash from (used in) financing activities	(48,940)	(112,162)

Discontinued operations	(341)	277,446

Net increase (decrease) in cash & cash equivalents	(59,184)	178,920

Cash & cash equivalents at beginning of period	175,601	180,560

Cash & cash equivalents at end of period	$116,417	$359,480

See Notes to Condensed Consolidated Financial Statements.

6 of 21

DOVER CORPORATION AND SUBSIDIARIES
MARKET SEGMENT RESULTS
(unaudited)

	Second quarter ended June 30,

			Percent
SALES	2002	2001	Change

Dover Industries	$286,427,000	$299,383,000	-4%

Dover Diversified	309,026,000	277,898,000	11%

Dover Resources	223,679,000	237,843,000	-6%

Dover Technologies	279,446,000	295,144,000	-5%

Total Continuing (after intramarket eliminations)	$1,097,152,000	$1,108,777,000	-1%

EARNINGS (Loss)

Dover Industries	$39,853,000	$39,410,000	1%

Dover Diversified	39,396,000	35,036,000	12%

Dover Resources	30,356,000	29,373,000	3%

Dover Technologies	1,679,000	482,000	248%

Subtotal Continuing	111,284,000	104,301,000	7%

Corporate expense	(8,475,000)	(6,928,000)	22%

Net interest expense	(17,409,000)	(20,227,000)	-14%

Earnings from Continuing Operations, before taxes on income	85,400,000	77,146,000	11%

Taxes on income	21,293,000	28,359,000	-25%

Net Earnings from Continuing Operations	64,107,000	48,787,000	31%

Net Earnings (Loss) from Discontinued Operations*	(8,906,000)	94,512,000	-109%

Net Earnings before cumulative effect of change in accounting principle	55,201,000	143,299,000	-61%

Cumulative effect of change in accounting principle, net of tax**	—	—

Net Earnings (Loss)	$55,201,000	$143,299,000	-61%

Net Earnings (Loss) per diluted common share:

Continuing Operations	$0.31	$0.24	29%

Discontinued Operations*	(0.04)	0.46	-109%

Net Earnings before cumulative effect of change in accounting principle	0.27	0.70	-61%

Cumulative effect of change in accounting principle, net of tax**	—	—

Net Earnings (Loss)	$0.27	$0.70	-61%

Average number of diluted shares outstanding	203,713,000	204,353,000

Impact of goodwill amortization on continuing diluted EPS:

EPS from Continuing Operations	$0.31	$0.24	29%

Goodwill amortization (net of tax)**	—	0.05

EPS before goodwill amortization	$0.31	$0.29	7%

*In accordance with the adoption of SFAS No. 144, the earnings (net of tax) from discontinued operations were separately presented for all reported periods in earnings from discontinued operations. In the second quarter of 2002, Vectron GmbH, formerly of the Technologies segment, qualified for discontinued operations presentation.

**In accordance with the 1/1/2002 adoption of SFAS No.142, goodwill and indefinite-lived intangible assets are no longer amortized on a periodic basis but are subjected to impairment testing on at least an annual basis.

7 of 21

DOVER CORPORATION AND SUBSIDIARIES
MARKET SEGMENT RESULTS
(unaudited)

	Six months ended June 30,

			Percent
SALES	2002	2001	Change

Dover Industries	$564,750,000	$589,646,000	-4%

Dover Diversified	597,463,000	531,719,000	12%

Dover Resources	431,702,000	470,933,000	-8%

Dover Technologies	513,593,000	721,979,000	-29%

Total Continuing (after intramarket eliminations)	$2,104,697,000	$2,311,356,000	-9%

EARNINGS (Loss)

Dover Industries	$81,503,000	$75,767,000	8%

Dover Diversified	69,443,000	55,545,000	25%

Dover Resources	57,068,000	60,853,000	-6%

Dover Technologies	(7,225,000)	48,512,000	-115%

Subtotal Continuing	200,789,000	240,677,000	-17%

Corporate expense	(12,950,000)	(11,743,000)	10%

Net interest expense	(34,585,000)	(39,408,000)	-12%

Earnings from Continuing Operations, before taxes on income	153,254,000	189,526,000	-19%

Taxes on Income	42,456,000	62,948,000	-33%

Net Earnings from Continuing Operations	110,798,000	126,578,000	-12%

Net Earnings (Loss) from Discontinued Operations*	(10,481,000)	95,806,000	-111%

Net Earnings before cumulative effect of change in accounting principle	100,317,000	222,384,000	-55%

Cumulative effect of change in accounting principle, net of tax**	(293,049,000)	—

Net Earnings (Loss)	$(192,732,000)	$222,384,000	-187%

Net Earnings (Loss) per diluted common share:

Continuing Operations	$0.54	$0.62	-13%

Discontinued Operations*	(0.05)	0.47	-111%

Net Earnings before cumulative effect of change in accounting principle	0.49	1.09	-55%

Cumulative effect of change in accounting principle, net of tax**	(1.44)	—

Net Earnings (Loss)	$(0.95)	$1.09	-187%

Average number of diluted shares outstanding	203,713,000	204,353,000

Impact of goodwill amortization on continuing diluted EPS:

EPS from Continuing Operations	$0.54	$0.62	-13%

Goodwill amortization (net of tax)**	—	0.10

EPS before goodwill amortization	$0.54	$0.72	-25%

*In accordance with the adoption of SFAS No. 144, the earnings (net of tax) from discontinued operations were separately presented for all reported periods in earnings from discontinued operations. In the second quarter of 2002, Vectron GmbH, formerly of the Technologies segment, qualified for discontinued operations presentation.

**Reflects the transitional provisions of SFAS No. 142 “Goodwill and Other Intangible Assets” (adopted 1/1/02), which resulted in a $293 million write down (net of $52 million in tax) of impaired goodwill to fair value. In addition, beginning in 2002 goodwill and indefinite-lived intangible assets are no longer amortized on a periodic basis.

DOVER CORPORATION AND SUBSIDIARIES
MARKET SEGMENT IDENTIFIABLE ASSETS
(000 omitted)

	UNAUDITED
	June 30,	December 31,
	2002	2001

Dover Industries	$990,795	$1,115,291

Dover Diversified	999,167	1,122,938

Dover Resources	822,666	897,965

Dover Technologies	1,386,153	1,315,023

Corporate	99,593	125,383

Total Continuing	4,298,374	4,576,600

Assets of Discontinued Operations	17,584	25,602

Consolidated Total	$4,315,958	$4,602,202

“Corporate” — principally cash and equivalents and marketable securities

8 of 21

DOVER CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE A — Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and changes in financial position in conformity with generally accepted accounting principles. In the opinion of the Company, all adjustments, consisting only of normal recurring items necessary for a fair presentation of the operating results have been made. The results of operations of any interim period are subject to year-end audit and adjustments, and are not necessarily indicative of the results of operations for the fiscal year. Certain amounts in prior years have been reclassified to conform to the current quarter’s presentation. In accordance with the adoption of Statement of Financial Accounting Standards “SFAS” No. 144 in 2001, the earnings (net of tax) from discontinued operations were separately presented for all reporting periods in earnings from discontinued operations. The assets, liabilities and cash flows from discontinued operations were also separately presented. All financial results were restated accordingly to reflect the adoption of this statement.

NOTE B — Inventory

Inventories, by components, are summarized as follows :

	(000 omitted)

	UNAUDITED
	June 30,	December 31,
	2002	2001

Raw materials	$292,306	$295,059

Work in progress	176,385	178,047

Finished goods	209,024	210,995

Total	677,715	684,101

Less LIFO reserve	31,243	30,553

Net amount per balance sheet	$646,472	$653,548

NOTE C — Accumulated Other Comprehensive Earnings

Accumulated other comprehensive earnings (loss), by components, are summarized as follows:

	UNAUDITED (000 omitted)

	Accumulated
	Other		Unrealized
	Comprehensive	Cumulative	Holding
	Earnings	Translation	Gains
	(Loss)	Adjustments	(Loss)

Beginning balance	$(149,465)	$(149,738)	$273

Current-period change	53,947	54,306	(359)

Ending balance	$(95,518)	$(95,432)	$(86)

NOTE D – Goodwill and Other Intangible Assets

As of January 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets”. In accordance with the guidelines of this accounting principle, goodwill and indefinite-lived intangible assets are no longer amortized but will be assessed for impairment on at least an annual basis.

As an initial step in the implementation process, the Company identified 41 Reporting Units that would be tested for impairment. In the Industries, Diversified, and Resources market segments the “stand-alone” operating companies were identified as “Reporting Units”. These entities qualify as Reporting Units in that they are one level below an operating segment (a “Component” as defined in SFAS No. 131), discrete financial information exists for each entity and the segment executive management group directly reviews these units. Due to the lack of similarities in either products, production processes or

9 of 21

markets served, management could not identify any situations where the components in these three operating segments could currently be aggregated into a single Reporting Unit. In the Technologies segment, three Reporting Units were identified, Marking (consisting of one stand-alone operating company), Circuit Board Assembly and Test or “CBAT” and Specialty Electronic Components or “SEC”.

As required under the transitional accounting provisions of SFAS No. 142, the Company completed both steps required to identify and measure goodwill impairment at each of the 41 Reporting Units as of January 1, 2002. The first step involved identifying all Reporting Units with carrying values (including goodwill) in excess of fair value, which was estimated using the present value of future cash flows. The identified Reporting Units from the first step were then measured for impairment by comparing the implied fair value of the Reporting Unit goodwill, determined in the same manner as in a business combination, with the carrying amount of the goodwill. As a result of these procedures, goodwill was reduced by $345 million and a net after tax charge of $293 million was recognized as a cumulative effect of a change in accounting principle in the first quarter of 2002. Five stand-alone operating companies or Reporting Units accounted for over 90% of the total impairment – Triton and Somero from the Industries segment, Crenlo and Mark Andy from the Diversified segment, and Wilden from the Resources segment. Various factors impacted the identification and amounts of impairment recognized at the reporting units. These included declining market conditions in terms of size and new product opportunities, lower than expected current and/or future operating margins and lack of future growth potential relative to expectations when acquired. Of the total goodwill reduction, $148 million was from the Diversified Segment, $127 million was from the Industries Segment and $70 million was from the Resources Segment. The implementation of SFAS No. 142 required the use of judgments, estimates and assumptions in the identification of Reporting Units and the determination of fair market value and impairment amounts related to the required testing. The Company believes that its use of estimates and assumptions in this matter was reasonable, and complied with generally accepted accounting principles. Additionally, pursuant to SFAS No. 142, the Company completed its reassessment of previously recognized intangible assets, including trademarks, and adjusted the remaining amortization lives of certain intangibles based on relevant factors.

The Company also adopted SFAS No. 141 “Business Combinations” for all business combinations completed after June 30, 2001. SFAS No. 141 prohibits the pooling-of-interests method of accounting for business combinations, prescribes criteria for the initial recognition and measurement of goodwill and other intangible assets, and establishes disclosure requirements for material business combinations.

Provided below is a reconciliation of previously reported financial statement information to pro forma amounts that reflect the elimination of goodwill and indefinite-lived intangible amortization for the comparable periods prior to adoption:

	Three Months Ended June 30, 2001

		Earnings Per Share

	Earnings	Basic	Diluted

Net Earnings	$143,299	$0.70	$0.70

Add back: Goodwill amortization, net of tax	10,344	0.05	0.05

Add back: Indefinite-lived intangible amortization, net of tax	396	—	—

Pro Forma Net Earnings	$154,039	$0.75	$0.75

Net Earnings from Discontinued Operations	94,512	0.46	0.46

Pro Forma Net Earnings from Continuing Operations	$59,527	$0.29	$0.29

	Six Months Ended June 30, 2001

		Earnings Per Share

	Earnings	Basic	Diluted

Net Earnings	$222,384	$1.09	$1.09

Add back: Goodwill amortization, net of tax	20,554	0.10	0.10

Add back: Indefinite-lived intangible amortization, net of tax	793	—	—

Pro Forma Net Earnings	$243,731	$1.19	$1.19

Net Earnings from Discontinued Operations	95,806	0.47	0.47

Pro Forma Net Earnings from Continuing Operations	$147,925	$0.72	$0.72

10 of 21

The changes in the carrying value of goodwill by market segment through the quarter ended June 30, 2002 are as follows:

	DOVER INDUSTRIES	DOVER DIVERSIFIED	DOVER RESOURCES	DOVER TECHNOLOGIES	TOTAL DOVER

Balance as of January 1, 2002	$524,907	$539,169	$378,829	$503,518	$1,946,423

Goodwill From Acquisitions	423	1,809	1,359	28,888	32,479

Goodwill written off Due to Dispositions	—	—	—	—	—

Impairment Losses	(127,530)	(147,950)	(69,642)	—	(345,122)

Other (primarily cumulative translation)	2,852	3,687	1,830	16,785	25,154

Balance as of June 30,2002	$400,652	$396,715	$312,376	$549,191	$1,658,934

The following table provides the gross carrying value and accumulated amortization for each major class of intangible asset based on the Company’s reassessment of previously recognized intangible assets and their remaining amortization lives in accordance with the adoption of SFAS No. 142:

	as of 6/30/2002			as of 12/31/2001

	Gross Carrying	Accumulated	Average Amortizable	Gross Carrying	Accumulated
	Amount	Amortization	Life	Amount	Amortization

Trademarks	$19,464	$7,608	35	$88,318	$6,892

Patents	86,288	36,361	13	88,249	35,432

Customer Intangibles	15,258	3,611	10	5,655	1,536

Unpatented Technologies	34,573	8,954	14	20,860	9,752

Non-Compete Agreements	14,383	8,774	5	10,277	3,219

Other	15,381	7,606	11	30,463	13,797

Total Amortizable Intangible Assets	185,347	72,914	14	243,822	70,628

Total Indefinite-Lived Trademarks	76,363	—		—	—

Total	$261,710	$72,914		$243,822	$70,628

The total intangible amortization expense for the six months ended June 30, 2002 and 2001 was $9.2 million and $8.4 million, respectively.

The estimated amortization expense, based on current intangible balances, for the next five fiscal years beginning January 1, 2002 is as follows:

For the year ended December 31, 2002:	$19,743

For the year ended December 31, 2003:	$18,273

For the year ended December 31, 2004:	$16,913

For the year ended December 31, 2005:	$15,654

For the year ended December 31, 2006:	$14,488

NOTE E — Restructuring

In the third and fourth quarters of 2001, the Company announced restructuring programs at operating company locations, primarily in the Technologies and Diversified segments. The restructuring of Technologies’ CBAT operations was in response to the dramatic downturn in the markets served by these operations, which resulted in excess capacity. Technologies’ SEC businesses announced restructuring programs in 2001 primarily related to the closure of two European operations, which were facing difficult market conditions. Imaje’s 2001 restructuring charges related to severance costs for certain employees due to a change in strategic focus. In the Diversified Segment, severance and exit restructuring programs were announced in 2001 primarily to close a Canadian facility of Tranter, that was experiencing declining volume, pricing pressure and excess capacity concerns, and to close a US facility of Mark Andy and reduce head-count in order to better leverage recent acquisition synergies.

Continuing restructuring charges in 2002 of $1.5 million were primarily recorded as selling and administrative expenses and, to a lesser extent, cost of goods sold, as components of continuing operating earnings. The total restructuring charges for discontinued operations through June 30, 2002 of $2.5 million were

11 of 21

included in earnings from discontinued operations, net of tax. The continuing employee severance programs announced since the third quarter of 2001 have involved approximately 2,800 employees, 85% of which have been terminated. $3.8 million in continuing separation benefits were paid in the first half of 2002 and the remaining total severance reserve balance at June 30, 2002 was $3.3 million. Through June 30, 2002, $1.9 million was spent against the continuing exit reserve balance resulting in a June 30, 2002 total balance of $3.3 million. The Company expects to complete most of these restructuring programs by the end of fiscal 2002. The table provided below as June 30, 2002 details the activity and balances for the restructuring reserve accounts on a continuing operations basis:

Restructuring	Severance	Exit	Total
Continuing Basis - In millions	2Q 2002	2Q 2002	2Q 2002

Beginning Reserve Balance as of December 31, 2001	$5.7	$4.9	$10.6

Current Charges	1.4	0.1	1.5

Adjustments (Including Cumulative Translation)	—	0.2	0.2

Benefits paid	3.8	1.9	5.7

Ending Reserve Balance as of June 30, 2002	$3.3	$3.3	$6.6

NOTE F — Discontinued Operations

In the second quarter of 2002, the operations of Vectron GmbH, from the Technologies segment qualified for discontinued operations presentation and were subsequently sold for a net loss of $7.3 million. All prior interim and full year reporting periods have been restated to reflect the discontinuance of this operation. Rapidly deteriorating market conditions in the international markets served by Vectron GmbH led to the ultimate decision to dispose of these operations.

The net sales from all discontinued operations for the quarter and six months ended June 30, 2002 were $4.2 million and $9.5 million respectively. Of the four operations held for sale as of December 31, 2001, one operation has been sold, and three operations remain as held for sale through June 30, 2002.

NOTE G — Additional Information

For a more adequate understanding of the Company’s financial position, operating results, business properties and other matters, reference is made to the Company’s Annual Report on Form 10-K which was filed with the Securities and Exchange Commission on March 1, 2002.

Net earnings as reported was used in computing both basic EPS and diluted EPS without further adjustment. The Company does not have a complex capital structure. Accordingly, the entire difference between basic weighted average shares and diluted weighted average shares results from non-vested restricted stock and assumed stock option exercises. The diluted EPS computation was made using the treasury stock method. The diluted weighted average shares in 2002 exclude the dilutive effect of approximately 4.3 million options with exercise prices in excess of the average market price of the Company’s common stock.

In August 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations”, which is effective for fiscal years beginning after June 15, 2002. SFAS No. 143 establishes the accounting standards for the recognition and measurement of obligations associated with the retirement of tangible long-lived assets. Under SFAS No. 143, the costs of retiring an asset will be recorded as a liability when the retirement obligation arises, and will be amortized over the life of the asset. The Company is still assessing the potential impact of SFAS No. 143 on its consolidated results of operations and financial position. In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections”, which is effective for certain transactions, fiscal years and financial statements issued on or after May 15, 2002. The effect of the adoption of SFAS No. 145 is expected to be immaterial to the Company’s consolidated results of operations and financial position. In July 2002, the FASB issued SFAS No. 146, “Accounting for Exit or Disposal Activities”, which is effective for disposal activities initiated after December 31, 2002. The standard replaces Issue 94-3 and requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. The Company is still assessing the potential impact of SFAS No. 146 on its consolidated results of operations and financial position.

12 of 21

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(1)	MATERIAL CHANGES IN CONSOLIDATED FINANCIAL CONDITION:

The Company’s liquidity (cash, cash equivalents and marketable securities) decreased $59.7 million during the first six months of 2002 as compared to the position at December 31, 2001. Cash provided from continuing operating activities in the first six months of 2002 was $85.2 million. This reflected lower earnings, increased receivables, decreased accrued expenses and decreased taxes in 2002. Cash used in continuing investing activities in the first six months of 2002 was $95.1 million, reflecting reduced acquisition activity and capital expenditures. Capital expenditures in the first half of 2002 of $45.6 million compared to $100.7 million in 2001, while current year acquisition expenditures of $49.5 million compared to $236.3 million in the prior year. Cash used in continuing financing activities through June 30, 2002 of $48.9 million was primarily used for dividend payments ($54.7 million). The capital expenditures completed were primarily funded by internal cash flow. It is expected that any cash requirements above the internal cash flows generated will be funded through the issuance of commercial paper.

Consolidated receivables as of June 30, 2002 increased $61.2 million primarily due to incremental sales increases in the second quarter at both the Technologies and Diversified segments. Inventory levels at June 20, 2002 were relatively unchanged on both a consolidated and a segment basis compared to December 31, 2001. Working capital increased from $829.4 million at the end of last year to $913.8 million at June 30, 2002, due to decreased taxes payable related to a large U.S. federal estimated payment for 2001 and due to the combination of payments for the 2001 accrued incentive program and lower current year incentive accruals due to operating conditions, these were partially offset by increased accounts payable.

The total debt level of $1.08 billion as of June 30, 2002 was relatively unchanged from the December 31, 2001 level. As of June 30, 2002, net debt (defined as long-term debt plus current maturities on long-term debt plus notes payable less cash and equivalents and marketable securities) of $962.0 million represented 29.2% of total capital, an increase of 2.9 percentage points compared to 26.3% at December 31, 2001. The ratio increase was caused by a combination of a $61.6 million increase in net debt and a $186.9 million reduction in equity. The primary reasons for the reduction in equity were lower earnings, net of dividends, of $45.6 million and the $293.0 million charge for goodwill impairment related to the adoption of SFAS No. 142 in the first quarter of 2002, which was partially offset by reduced cumulative translation adjustments of $54.3 million.

The Company did not repurchase any shares in the open market during the second quarter of 2002.

Through the end of the second quarter, Dover has invested on, a net economic basis (defined as GAAP purchase price adjusted for debt assumed and cash acquired), a total of $49.7 million in five add-on acquisitions.

The Company’s principal sources of liquidity are cash from operations, cash on hand and certain available commercial paper and credit facilities, which management believes, with respect to current operations, will be sufficient to cover its working capital and debt service requirements.

13 of 21

(2)	MATERIAL CHANGES IN RESULTS OF OPERATIONS:

The Company earned $64.1 million or $.31 per diluted share from continuing operations in the second quarter ended June 30, 2002 compared to $48.8 million or $.24 per diluted share from continuing operations in the comparable period last year. Goodwill amortization in the second quarter of 2001 was $12.6 million ($10.3 million net of tax, or $.05 per diluted share), and in accordance with the adoption of SFAS No. 142 discussed below, there is no comparable amortization in the second quarter of 2002.

Net earnings for the second quarter ended June 30, 2002 were $55.2 million or $.27 per diluted share compared to $143.3 million or $.70 per diluted share in the second quarter of last year. The second quarter of 2001 included in discontinued operations a net gain of $93.1 million (or $.45 per share) on the sale of A-C Compressor and the DovaTech welding businesses. In the second quarter of 2002, discontinued operations generated a net loss of $8.9 million or $.04 per diluted share and included a net loss on the sale of Vectron GmbH of $7.3 million.

Sales in the second quarter of 2002 were $1.1 billion, flat with the comparable quarter in the prior year. Gross profit of $358.2 million in the quarter ending June 30, 2002 declined 2.4% compared to $367.1 million in the prior year. Gross profit margins of 32.6% in the second quarter of 2002 compared to 33.1% in the second quarter of 2001. Operating profit of $102.7 million in the second quarter increased $12.3 million compared to the prior year due primarily to the discontinuation of goodwill amortization in accordance with SFAS No 142. Operating profit margins in the second quarter of 9.4% compared to 8.2% in the prior year.

Segment earnings for the quarter were $111.3 million, an increase of 7% or $7.0 million from $104.3 million last year. In the Dover Industries segment, earnings increased 1% to $39.9 million from the comparable quarter last year on a sales decline of 4%. Dover Diversified’s quarterly sales and earnings increased from the prior year by 11% and 12%, respectively. In Dover Resources, quarterly earnings were $30.4 million, a 3% increase over last year on a sales decrease of 6%. The Dover Technologies segment recorded a profit of $1.7 million on a 5% decrease in sales, a slight increase from last year’s second quarter results. Compared to the prior year’s second quarter, Industries’ margins of 14% and Technologies’ margins of 1% improved by one percentage point, Resources’ 14% margins improved by two percentage points, and Diversified’s margins of 13% were unchanged.

Dover’s tax rate for continuing operations was 24.9% for the second quarter and 27.7% for the current year-to-date period. This lower effective tax rate is attributable to the effect of certain foreign tax strategies, which are not expected to recur. The comparable prior quarter and prior year-to-date effective tax rates were 36.8% and 33.2%, respectively.

Interest expense in the second quarter and on a year to date basis declined compared to the prior year primarily due to lower levels of commercial paper borrowings through June 30, 2002 compared to the levels through June 30, 2001. On a year-to-date basis interest income declined compared to the prior year, which included $5.0 million related to a U.S. Federal tax settlement. “All other, net” income declined in the quarter and on a year to date basis compared to the prior year total, which included an insurance settlement of $6.4 million in the second quarter of 2001 in the Diversified segment.

Net earnings from continuing operations for the first six months of 2002 were $110.8 million or $.54 per diluted share compared to $126.6 million or $.62 per diluted share from continuing operations in the comparable period last year. For the first six months of 2002, net earnings before changes in accounting principles were $100.3 million or $.49 per diluted share, including $10.5 million or $.05 per diluted share in losses from discontinued operations, compared to $222.4 million or $1.09 per share in 2001, which included $95.8 million or $.47 per share in earnings from discontinued operations. The net loss for the six months ended June 30, 2002 after the $293.0 million cumulative impact of the change in accounting principle (described below) was $192.7 million, which compares to earnings of $222.4 million in the first half of the prior year.

Year-to-date sales for 2002 were $2.1 billion compared to $2.3 billion last year, a decrease of 9% due to weaker first quarter sales. Gross profit of $685.0 million for the six months ended June 30, 2002 was down 12% compared to the prior year’s comparable amount of $778.6 million. Gross profit margins of 32.5% in the first half of 2002 compared to 33.7% in the first half of 2001. Operating profit of $183.8 million in the first half of 2002 compared to $219.3 million in 2001 as gross profit declines compared to the prior year were partially offset by reduced selling and administrative expenses due to headcount reductions and the discontinuation of goodwill amortization in accordance with SFAS No 142.

14 of 21

Compared to the prior year’s first six months, 2002 segment earnings of $200.8 million declined 17% or $39.9 million. In the Industries segment earnings increased 8% to $81.5 million on a 4% sales decline to $564.8 million. Diversified’s earnings of $69.4 million improved 25% or $13.9 million compared to the prior year’s first half on a 12% sales increase to $597.5 million. Resources’ earnings declined 6% to $57.1 million on an 8% sales decrease to $431.7 million. In the Technologies segment a loss for the first six months of 2002 of $7.2 million compared to earnings of $48.5 million after a 29% sales decline to $513.6 million. For the six months ended June 30, 2002, Industries’ margins of 14% improved one percentage point, Diversified’s margins of 12% improved two points, while Resources’ margins of 13% were flat and Technologies margins of –1% compared to 7% in the prior year.

In the third and fourth quarters of 2001, the Company announced restructuring programs at operating company locations, primarily in the Technologies and Diversified segments. The restructuring of Technologies’ CBAT operations was in response to the dramatic downturn in the markets served by these operations, which resulted in excess capacity. Technologies’ SEC businesses announced restructuring programs in 2001 primarily related to the closure of two European operations, which were facing difficult market conditions. Imaje’s 2001 restructuring charges related to severance costs for certain employees due to a change in strategic focus. In the Diversified Segment, severance and exit restructuring programs were announced in 2001 primarily to close a Canadian facility of Tranter, that was experiencing declining volume, pricing pressure and excess capacity concerns, and to close a US facility of Mark Andy and reduce head-count in order to better leverage recent acquisition synergies.

Continuing restructuring charges in 2002 of $1.5 million were primarily recorded as selling and administrative expenses and, to a lesser extent, cost of goods sold, as components of continuing operating earnings. The total restructuring charges for discontinued operations through June 30, 2002 of $2.5 million were included in earnings from discontinued operations, net of tax. The continuing employee severance programs announced since the third quarter of 2001 have involved approximately 2,800 employees, 85% of which have been terminated. $3.8 million in continuing separation benefits were paid in the first half of 2002 and the remaining total severance reserve balance at June 30, 2002 was $3.3 million. Through June 30, 2002, $1.9 million was spent against the continuing exit reserve balance resulting in a June 30, 2002 total balance of $3.3 million. The Company expects to complete most of these restructuring programs by the end of fiscal 2002.

Dover Industries:
 Second quarter segment earnings increased 1% or $.4 million to $39.9 and sales declined 4% or $13.0 million to $286.4 million. Segment margins improved to 14% compared to 13% in the second quarter of 2001. The impact of goodwill amortization on earnings in the second quarter of 2001 was $3.4 million. Segment bookings in the quarter were equal to last year and the book-to-bill ratio was 1.04 for the current quarter. Backlog increased 5% from the beginning of the current year to $174.1 million. Sales and earnings were lower at most companies compared to the same quarter last year.

Heil Environmental’s second quarter 2002 sales and earnings were substantially lower than the comparable period last year, due to weak market demand. For Marathon, also serving the waste haulage market but with a broader and less capital-intensive product line and a less concentrated customer base, June 30, 2002 quarterly sales and earnings compared favorably to the prior year. Among the other larger Industries companies, Rotary Lift, while still facing soft markets, improved both sales and earnings on flat margins compared to the second quarter of last year. Heil Trailer continued to face weak markets, which resulted in lower sales and earnings, and flat margins compared to the second quarter last year.

At Texas Hydraulics and PDQ, markets remained weak, hence second quarter 2002 sales and earnings were lower than the same period last year. Triton favorably impacted Industries’ comparisons, particularly compared to a very weak quarter last year, as sales and margins continued to improve due to the benefits of lower costs and favorable new product introductions. This improvement at Triton was largely offset by continued weak results at Somero, as sales, earnings and margins declined compared to the prior year’s second quarter due to declining activity in the construction-related markets it serves.

Industries’ sales for the six months ended June 30, 2002 of $564.8 million declined 4% compared to the prior year’s total of $589.6 million. Segment earnings compared to the prior year improved 8% to $81.5 million from $75.8 million as margins increased to 14% from 13% in the prior year.

15 of 21

Dover Diversified:
 Second quarter segment earnings were $39.4 million, an increase of $4.4 million or 12% over the comparative period last year, and sales in the quarter were $309.0 million, a $31.1 million or 11% increase. Segment margins of 13% were flat to last year’s second quarter. The impact of goodwill amortization on earnings in the second quarter of 2001 was $3.5 million. Bookings in the quarter were $295.1 million and the book-to-bill ratio was .95 for the quarter. Backlog at the end of the quarter was $378.7 million, 2% lower than last year. Acquisitions completed in the last year added approximately $14.6 million to sales in the quarter, with minimal impact on segment earnings after acquisition write-offs.

The primary reasons for the quarterly earnings and sales increases compared to the same period last year were substantial improvements at Crenlo, Hill Phoenix, and Belvac. At Crenlo, substantial losses last year have been eliminated, and profits restored, primarily as the result of management-led cost reduction and restructuring efforts. Hill Phoenix’s continued focus on higher growth customers has led to higher sales, earnings, and margins, compared to the prior year. Belvac benefited from large orders in Europe in the quarter, and now has a stronger backlog. Another large Diversified company, Mark Andy, experienced higher printing press demand in the quarter, and its backlog is now higher than it has been in a year. However, Mark Andy’s quarterly sales declined compared to the prior year and earnings were substantially lower due to a prior year insurance settlement. Tranter, another larger Diversified unit, experienced a recent pick-up in heat exchanger demand; however, quarterly sales and earnings were flat to the prior year’s results.

For the first half of 2002, Diversified’s sales improved 12% to $597.5 million compared to the prior year. Six-month earnings in 2002 improved 25% to $69.4 million as margins improved to 12% from 10% in 2001.

Dover Resources:
 Segment earnings increased $1.0 million or 3% to $30.4 million on a sales decrease of 6% or $14.2 million to $223.7 million, as compared to the same period of the prior year. Segment margins at Resources of 14% improved 2 percentage points in the quarter compared to the prior year. The impact of goodwill amortization on earnings in the second quarter of 2001 was $2.6 million. Bookings in the quarter of $229.6 million were down 3% from the prior year and the book-to-bill ratio for the quarter was 1.03. Ending backlog was $87.2 million, a 16% decrease from last year’s second quarter, and an 11% increase from the end of last year. Acquisitions completed in the last year added approximately $2.7 million to sales in the quarter, with almost no impact on segment earnings after acquisition write-offs.

Solid oil and gas prices have favorably impacted recent sales and earnings trends at the oil and gas production related companies (Petroleum Equipment Group, C. Lee Cook, and Quartzdyne) and capital spending in this sector would be helped by continued price stability. However, second quarter sales, earnings and margin comparisons to the prior year were down for these companies. At one of Resources’ largest companies, OPW Fueling Components, the lack of new construction activity will continue to hamper results as earnings in the quarter declined compared to the prior year on an increase in lower-margin sales. Demand at the automotive market impacted the De-Sta-Co companies, where sales and earnings were stable to last year, and will likely weaken. It is unclear whether demand in the process industry markets and general industrial markets served by many of the rest of Resources’ companies, which modestly helped earnings comparisons to the prior year, will be sustainable.

For the six months ended June 30, 2002, Resources sales of $431.7 million declined 8% compared to the prior year. Earnings of $57.1 million were down 6% compared to the prior year on flat margin comparisons.

Dover Technologies:
 Segment earnings for the current quarter were $1.7 million compared to $.5 million last year. Margins at Technologies of 1% were slightly better than the prior year’s break-even level. Second quarter sales were $279.4 million, a decline of $15.7 million or 5% from the same period of the prior year. The impact of goodwill amortization on earnings in the second quarter of 2001 was $3.1 million.

Technologies’ CBAT business recorded a loss of $4.4 million for the second quarter compared to a loss of $18.9 million for last year’s comparable period. Second quarter sales were $159.4 million, an increase of $12.0 million or 8% from last year. Bookings, at $176.6 million, were up 37% from the same period

16 of 21

last year. The CBAT book-to-bill ratio was 1.11 for the second quarter with backlog at $84 million, 57% higher than at the end of 2001. While overall market conditions remained depressed, continuation of recent order rates would result in CBAT’s return to profitability in the third quarter. However, with substantial excess capacity remaining in the market, the stability of customer capital spending trends is far from assured.

In Technologies’ SEC business, for which results in all periods have been reclassified to show Vectron GmbH as a discontinued operation, sales in the quarter were $62.2 million, a decline of $33.4 million or 35% from the same period last year. SEC reported a loss of $2.4 million, as compared to earnings of $10.9 million in last year’s second quarter. Net bookings in the second quarter of $58.6 million were 41% higher than the same period last year. The book-to-bill ratio was .94 for the quarter with backlog at $44.8 million at the end of the period (an 11% decline from the beginning of the current year). As the impact of prior and continuing cost reductions takes hold, some stability in demand could also result in a return to profitability in SEC in the third quarter. However, these businesses now expect a more prolonged downturn in demand for products for telecommunications applications than had been earlier expected, and thus, face a slow, and likely uneven, sales recovery. Operational and product restructuring efforts continue.

In the quarter, Imaje, the French-based industrial ink-jet printer and ink manufacturer, had sales of $57.8 million, up 11% from the comparable period last year. Earnings for the quarter fell by 12% to $12.4 million from the comparable 2001 quarter. Margin declines compared to the prior year reflect increased sales of lower margin Markpoint products (a second quarter 2001 acquisition), lower ink sales to a major OEM customer whose business declined, and an aggressive investment in expanding the sales network. Margins returned to historical levels toward the end of the quarter despite a rather soft market for capital spending in some of the industries served by Imaje.

On a year to date basis, Technologies’ sales of $513.6 million declined 29% compared to the prior year primarily due to weak first quarter results in 2002. Earnings declined from $48.5 million in 2001 to a loss of $7.2 million for the six months ended June 30, 2002, again primarily due to weak first quarter results in 2002.

Outlook:
 Improvements in profitability from continuing operations this quarter as compared to both the prior year and the first quarter were largely due to the relative strengthening of Dover’s non-technology businesses. Dover’s second quarter results are typically stronger than the first quarter, due to seasonal spending patterns in many capital goods markets. However, it remains to be seen whether increased uncertainty in U.S. financial markets will undermine the pick-up in industrial capital spending, which is so critical to many of Dover’s businesses. Additionally, while the electronics markets are registering some improvement, they may continue to face weak fundamentals. Stabilizing demand could help results in the businesses serving these markets, but rapid sales recoveries are not expected. Due to a lack of acquisition candidates meeting proscribed criteria, acquisition activity has slowed as the Company awaits better opportunities.

Accounting Pronouncements:
 As of January 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets”. In accordance with the guidelines of this accounting principle, goodwill and indefinite-lived intangible assets are no longer amortized but will be assessed for impairment on at least an annual basis. As an initial step in the implementation process, the Company identified 41 Reporting Units that would be tested for impairment. In the Industries, Diversified, and Resources market segments the “stand-alone” operating companies were identified as “Reporting Units”. These entities qualify as Reporting Units in that they are one level below an operating segment (a “Component” as defined in SFAS No. 131), discrete financial information exists for each entity and the segment executive management group directly reviews these units. Due to the lack of similarities in either products, production processes or markets served, management could not identify any situations where the components in these three operating segments could currently be aggregated into a single Reporting Unit. In the Technologies segment, three Reporting Units were identified, Marking (consisting of one stand-alone operating company), Circuit Board Assembly and Test or “CBAT” and Specialty Electronic Components or “SEC”.

17 of 21

As required under the transitional accounting provisions of SFAS No. 142, the Company completed both steps required to identify and measure goodwill impairment at each of the 41 Reporting Units as of January 1, 2002. The first step involved identifying all Reporting Units with carrying values (including goodwill) in excess of fair value, which was estimated using the present value of future cash flows. The identified Reporting Units from the first step were then measured for impairment by comparing the implied fair value of the Reporting Unit goodwill, determined in the same manner as in a business combination, with the carrying amount of the goodwill. As a result of these procedures, goodwill was reduced by $345 million and a net after tax charge of $293 million was recognized as a cumulative effect of a change in accounting principle in the first quarter. Five stand-alone operating companies or Reporting Units accounted for over 90% of the total impairment – Triton and Somero from the Industries segment, Crenlo and Mark Andy from the Diversified segment, and Wilden from the Resources segment. Various factors impacted the identification and amounts of impairment recognized at the reporting units. These included declining market conditions in terms of size and new product opportunities, lower than expected current and/or future operating margins and lack of future growth potential relative to expectations when acquired. Of the total goodwill reduction, $148 million was from the Diversified Segment, $127 million was from the Industries Segment and $70 million was from the Resources Segment. The implementation of SFAS No. 142 required the use of judgments, estimates and assumptions in the identification of Reporting Units and the determination of fair market value and impairment amounts related to the required testing. The Company believes that its use of estimates and assumptions in this matter was reasonable, and complied with generally accepted accounting principles. Additionally, pursuant to SFAS No. 142, the Company completed its reassessment of previously recognized intangible assets, including trademarks, and adjusted the remaining amortization lives of certain intangibles based on relevant factors.

The Company also adopted SFAS No. 141 “Business Combinations” for all business combinations completed after June 30, 2001. SFAS No. 141 prohibits the pooling-of-interests method of accounting for business combinations, prescribes criteria for the initial recognition and measurement of goodwill and other intangible assets, and establishes disclosure requirements for material business combinations.

In August 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations”, which is effective for fiscal years beginning after June 15, 2002. SFAS No. 143 establishes the accounting standards for the recognition and measurement of obligations associated with the retirement of tangible long-lived assets. Under SFAS No. 143, the costs of retiring an asset will be recorded as a liability when the retirement obligation arises, and will be amortized over the life of the asset. The Company is still assessing the potential impact of SFAS No. 143 on its consolidated results of operations and financial position. In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections”, which is effective for certain transactions, fiscal years and financial statements issued on or after May 15, 2002. The effect of the adoption of SFAS No. 145 is expected to be immaterial to the Company’s consolidated results of operations and financial position. In July 2002, the FASB issued SFAS No. 146, “Accounting for Exit or Disposal Activities”, which is effective for disposal activities initiated after December 31, 2002. The standard replaces Issue 94-3 and requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. The Company is still assessing the potential impact of SFAS No. 146 on its consolidated results of operations and financial position.

18 of 21

Special Notes Regarding Forward Looking Statements

This Quarterly Report on Form 10-Q, the Annual Report on Form 10-K and the documents that are incorporated by reference, particularly sections of any report under the headings “Outlook” or “Management’s Discussion and Analysis”, contain forward-looking statements within the meaning of the Securities Act of 1933, as amended, and the Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. Such statements relate to, among other things, industries in which the Company operates, the U.S. and global economies, earnings, cash flow and operating improvements and may be indicated by words or phrases such as “anticipates”, “supports”, “plans”, “projects”, “expects”, “should”, “would”, “could”, “hope”, “forecast”, “Dover believes”, “management is of the opinion” and similar words or phrases. Such statements may also be made by management orally. Forward-looking statements are subject to inherent uncertainties and risks, including among others: continuing impact from the terrorist events of September 11, 2001 on the worldwide economy; increasing price and product/service competition by foreign and domestic competitors, including new entrants; technological developments and changes; the ability to continue to introduce competitive new products and services on a timely, cost effective basis; the mix of products/services; the achievement of lower costs and expenses; domestic and foreign governmental and public policy changes including environmental regulations; protection and validity of patent and other intellectual property rights; the continued success of the Company’s acquisition program; the cyclical nature of the Company’s business; and the outcome of pending and future litigation and governmental proceedings. In addition, such statements could be affected by general industry and market conditions and growth rates, and general domestic and international economic conditions including interest rate and currency exchange rate fluctuations. In light of these risks and uncertainties, actual events and results may vary significantly from those included in or contemplated or implied by such statements. Readers are cautioned not to place undue reliance on such forward-looking statements. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

The Company may, from time to time, post additional or supplemental financial or other information on its Internet website, http://www.dovercorporation.com. Such information will supplement regular quarterly public filings and will be found in the “What’s New” section of the website’s home page. It will be accessible from the home page for approximately one month after release, after which time it will be archived on the website for a period of time. The Internet address in this release is for informational purposes only and is not intended for use as a hyperlink.

19 of 21

PART II OTHER INFORMATION

Item 4. Submission of Matter to Vote of Security Holders

The Annual Meeting of Stockholders was held in Wilmington, Delaware on April 23, 2002. Stockholders representing 163,697,651 shares of common stock, or approximately 84.58% of the outstanding stock, were present in person or by proxy.

All of the nominees for director, namely David H. Benson, Jean-Pierre Ergas, Kristiane C. Graham, James L. Koley, Richard K. Lochridge, Thomas L. Reece, Bernard G. Rethore, Gary L. Roubos and Michael B. Stubbs were elected directors for a one year term, each receiving at least 142,392,279 votes.

Item 5. Other Information

DOVER CORPORATION AND SUBSIDIARIES
GOODWILL AMORTIZATION SUMMARY — 2001 (000’s)

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total 2001

Dover Industries	$3,453	$3,441	$3,643	$4,079	$14,616

Dover Diversified	3,469	3,469	3,751	3,713	14,402

Dover Resources	2,636	2,636	2,636	2,637	10,545

Dover Technologies	2,907	3,054	3,336	3,302	12,599

Total Goodwill	$12,465	$12,600	$13,366	$13,731	$52,162

Tax on Goodwill	2,255	2,256	2,259	2,430	9,200

Net Goodwill	$10,210	$10,344	$11,107	$11,301	$42,962

Earnings Per Diluted Share	$0.05	$0.05	$0.05	$0.06	$0.21

Item 6. Exhibits and Reports on Form 8-K

         None.

20 of 21

Signatures

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DOVER CORPORATION

Date: August 13, 2002	/s/ David S. Smith David S. Smith, Vice President, Finance and Chief Financial Officer (Principle Financial Officer)

Date: August 13, 2002	/s/ Raymond T. McKay Raymond T. McKay Assistant Controller (Principle Accounting Officer)

21 of 21