Form 10-Q
period 2002-09-30
DOVER CORP
filed 2002-11-06
CIK 29905

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


               Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934



For nine months ended September 30, 2002              Commission File No. 1-4018


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

The number of shares outstanding of the Registrant's common stock as of the close of the period covered by this report was 202,320,840


                                    1 of 25

                          PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

                       DOVER CORPORATION AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                        THREE MONTHS ENDED SEPTEMBER 30,
                                  (000 OMITTED)

                                                                                                   UNAUDITED
                                                                                            2002               2001
                                                                                            ----               ----
Net Sales                                                                                $1,076,095       $1,081,005
Cost of Sales                                                                               722,087          773,311
                                                                                         ----------       ----------
      Gross Profit                                                                          354,008          307,694
Selling & Administrative Expenses                                                           255,932          283,153
                                                                                         ----------       ----------
      Operating Profit                                                                       98,076           24,541
                                                                                         ----------       ----------
Other Deductions (Income):
  Interest expense                                                                           15,924           21,439
  Interest income                                                                            (1,274)          (3,552)
  Foreign exchange                                                                            3,988           (2,371)
  All other, net                                                                                180            1,165
                                                                                         ----------       ----------
      Total                                                                                  18,818           16,681
                                                                                         ----------       ----------
Earnings from Continuing Operations, Before Taxes on Income                                  79,258            7,860
  Federal and Other Taxes on Income                                                          21,916            2,151
                                                                                         ----------       ----------
Net Earnings from Continuing Operations                                                      57,342            5,709
                                                                                         ----------       ----------
        Earnings (loss) from discontinued operations, net of tax                               (900)          (3,102)
        Gain (loss) on sale of discontinued operations, net of tax                               --               --
                                                                                         ----------       ----------
Net Earnings (Loss) from Discontinued Operations                                               (900)          (3,102)
                                                                                         ----------       ----------
Net Earnings Before Cumulative Effect of Change in Accounting Principle                      56,442            2,607
                                                                                         ----------       ----------
  Cumulative Effect of Change in Accounting Principle, net of tax                                --               --
Net Earnings                                                                             $   56,442       $    2,607
                                                                                         ==========       ==========
NET EARNINGS (LOSS) PER COMMON SHARE:
  - Basic
        Continuing Operations                                                            $     0.28       $     0.03
        Discontinued Operations                                                                  --            (0.02)
                                                                                         ----------       ----------
      Total Net Earnings Before Cumulative Effect of Change in Accounting Principle            0.28             0.01
                                                                                         ----------       ----------
          Cumulative Effect of Change in Accounting Principle, net of tax                        --               --
      Net Earnings                                                                       $     0.28       $     0.01
                                                                                         ==========       ==========
  - Diluted
        Continuing Operations                                                            $     0.28       $     0.03
        Discontinued Operations                                                                  --            (0.02)
                                                                                         ----------       ----------
      Total Net Earnings Before Cumulative Effect of Change in Accounting Principle            0.28             0.01
                                                                                         ----------       ----------
          Cumulative Effect of Change in Accounting Principle, net of tax                        --               --
      Net Earnings                                                                       $     0.28       $     0.01
                                                                                         ==========       ==========
Weighted average number of common shares outstanding during the period:
  - Basic                                                                                   202,647          203,086
                                                                                         ----------       ----------
  - Diluted                                                                                 203,541          204,210
                                                                                         ----------       ----------

See Notes to Condensed Consolidated Financial Statements.

                                     2 of 25

                       DOVER CORPORATION AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
                        THREE MONTHS ENDED SEPTEMBER 30,
                                  (000 OMITTED)

                                                                                                         UNAUDITED
                                                                                                    2002          2001
                                                                                                    ----          ----
Net Earnings (Loss)                                                                               $56,442        $ 2,607
                                                                                                  -------        -------
Other Comprehensive Earnings (Loss), Net of Tax:
        Foreign currency translation adjustments                                                    6,151         35,386
        Unrealized gains (losses) on securities (net of tax -$50 in 2002
                and -$231 in 2001)                                                                    (93)          (428)
                                                                                                  -------        -------
Other Comprehensive Earnings                                                                        6,058         34,958
                                                                                                  -------        -------
Comprehensive Earnings                                                                            $62,500        $37,565
                                                                                                  =======        =======

                       DOVER CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                         NINE MONTHS ENDED SEPTEMBER 30,
                                  (000 OMITTED)

                                                                                                      UNAUDITED
                                                                                                2002              2001
                                                                                                ----              ----
Net Sales                                                                                    $3,180,793       $3,392,361
Cost of Sales                                                                                 2,141,747        2,306,091
                                                                                             ----------       ----------
     Gross Profit                                                                             1,039,046        1,086,270
Selling & Administrative Expenses                                                               757,206          842,412
                                                                                             ----------       ----------
     Operating Profit                                                                           281,840          243,858
                                                                                             ----------       ----------
Other Deductions (Income):
  Interest expense                                                                               52,201           70,764
  Interest income                                                                                (2,965)         (13,469)
  Foreign exchange                                                                                2,595           (2,544)
  All other, net                                                                                 (2,504)          (8,278)
                                                                                             ----------       ----------
     Total                                                                                       49,327           46,473
                                                                                             ----------       ----------
Earnings from Continuing Operations, Before Taxes on Income                                     232,513          197,385
  Federal and Other Taxes on Income                                                              64,373           65,098
                                                                                             ----------       ----------
Net Earnings from Continuing Operations                                                         168,140          132,287
                                                                                             ----------       ----------
     Earnings (loss) from discontinued operations, net of tax                                    (4,073)            (434)
     Gain (loss) on sale of discontinued operations, net of tax                                  (7,308)          93,138
                                                                                             ----------       ----------
Net Earnings (Loss) from Discontinued Operations                                                (11,381)          92,704
                                                                                             ----------       ----------
Net Earnings Before Cumulative Effect of Change in Accounting Principle                         156,759          224,991
                                                                                             ----------       ----------
     Cumulative Effect of Change in Accounting Principle, net of tax                           (293,049)              --
Net Earnings (Loss)                                                                          $ (136,290)      $  224,991
                                                                                             ==========       ==========
NET EARNINGS (LOSS) PER COMMON SHARE:
     - Basic
               Continuing Operations                                                         $     0.83       $     0.65
               Discontinued Operations                                                            (0.06)            0.46
                                                                                             ----------       ----------
          Total Net Earnings Before Cumulative Effect of Change in Accounting Principle            0.77             1.11
               Cumulative Effect of Change in Accounting Principle, net of tax                    (1.44)              --
                                                                                             ----------       ----------
          Net Earnings (Loss)                                                                $    (0.67)      $     1.11
                                                                                             ==========       ==========
     - Diluted
            Continuing Operations                                                            $     0.83       $     0.65
            Discontinued Operations                                                               (0.06)            0.45
                                                                                             ----------       ----------
          Total Net Earnings Before Cumulative Effect of Change in Accounting Principle            0.77             1.10
               Cumulative Effect of Change in Accounting Principle, net of tax                    (1.44)              --
                                                                                             ----------       ----------
          Net Earnings (Loss)                                                                $    (0.67)      $     1.10
                                                                                             ==========       ==========
Weighted average number of common shares outstanding during the period:
  - Basic                                                                                       202,647          203,086
                                                                                             ----------       ----------
  - Diluted                                                                                     203,541          204,210
                                                                                             ----------       ----------

See Notes to Condensed Consolidated Financial Statements.

                                     3 of 25

                       DOVER CORPORATION AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
                         NINE MONTHS ENDED SEPTEMBER 30,
                                  (000 OMITTED)

                                                                                UNAUDITED
                                                                          2002            2001
                                                                          ----            ----
Net Earnings (Loss)                                                    $(136,290)      $224,991
                                                                       ---------       --------
Other Comprehensive Earnings (Loss), Net of Tax:
     Foreign currency translation adjustments                             60,457        (16,951)
     Unrealized gains (losses) on securities (tax -$244 in 2002
          and -$1,706 in 2001)                                              (452)        (3,168)
                                                                       ---------       --------
Other Comprehensive Earnings (Loss)                                       60,005        (20,119)
                                                                       ---------       --------
Comprehensive Earnings (Loss)                                          $ (76,285)      $204,872
                                                                       =========       ========

                       DOVER CORPORATION AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
                         NINE MONTHS ENDED SEPTEMBER 30,
                                  (000 OMITTED)

                                                                              UNAUDITED
                                                                        2002             2001
                                                                        ----             ----
Retained Earnings at January 1                                      $3,395,293       $3,252,319
Net Earnings (Loss)                                                   (136,290)         224,991
                                                                    ----------       ----------
                                                                     3,259,003        3,477,310
Deduct:
     Common stock cash dividends
     ($ 0.405 per share in 2002, $0.385 in 2001)                        82,112           78,219
                                                                    ----------       ----------
Retained Earnings at End of Period                                  $3,176,891       $3,399,091
                                                                    ==========       ==========

See Notes to Condensed Consolidated Financial Statements

                                     4 of 25

                       DOVER CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (000 OMITTED)


                                                             UNAUDITED
                                                         September 30, 2002     December 31, 2001
                                                         ------------------     -----------------
Assets:
Current assets:
  Cash & cash equivalents                                  $   174,331             $   175,601
  Marketable securities                                            301                     997
  Receivables, net of allowance for doubtful accounts          746,709                 672,789
  Inventories                                                  629,045                 653,548
  Prepaid expenses                                             146,782                  98,197
  Deferred income taxes                                         32,908                  43,510
                                                           -----------             -----------
    Total current assets                                     1,730,076               1,644,642
                                                           -----------             -----------
Property, plant and equipment (at cost)                      1,804,470               1,742,271
Accumulated depreciation                                    (1,082,288)               (985,920)
                                                           -----------             -----------
  Net property, plant and equipment                            722,182                 756,351
                                                           -----------             -----------
Goodwill                                                     1,662,869               1,946,423
Intangible assets, net of amortization                         183,980                 173,194
Other assets and deferred charges                               51,667                  55,990
Assets from discontinued operations                             15,067                  25,602
                                                           -----------             -----------
                                                           $ 4,365,841             $ 4,602,202
                                                           ===========             ===========
Liabilities:
Current liabilities:
  Notes payable                                            $    40,936             $    39,783
  Current maturities of long-term debt                           3,776                   3,997
  Accounts payable                                             205,245                 206,375
  Accrued compensation and employee benefits                   131,965                 154,011
  Accrued insurance                                             44,628                  45,535
  Other accrued expenses                                       214,086                 210,210
  Federal and other taxes on income                            118,698                 155,298
                                                           -----------             -----------
    Total current liabilities                                  759,334                 815,209
                                                           -----------             -----------
Long-term debt                                               1,030,109               1,033,243
Deferred income taxes                                           64,038                 102,855
Other deferrals (principally compensation)                     136,442                 106,878
Liabilities from discontinued operations                        21,044                  24,478

Stockholders' equity:
Preferred stock                                                     --                      --
Common stock                                                   237,656                 237,303
Additional paid-in surplus                                      63,741                  55,223
Cumulative translation adjustments                             (89,281)               (149,738)
Unrealized holding gains (losses)                                 (179)                    273
Retained earnings                                            3,176,891               3,395,293
                                                           -----------             -----------
  Subtotal                                                   3,388,828               3,538,354
Less: treasury stock                                         1,033,954               1,018,815
                                                           -----------             -----------
  Net stockholders' equity                                   2,354,874               2,519,539
                                                           -----------             -----------
                                                           $ 4,365,841             $ 4,602,202
                                                           ===========             ===========

See Notes to Condensed Consolidated Financial Statements.

                                     5 of 25

                       DOVER CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                         NINE MONTHS ENDED SEPTEMBER 30,
                                  (000 OMITTED)


                                                                                             UNAUDITED
                                                                                        2002           2001
                                                                                        ----           ----
Cash flows from operating activities:
Net Earnings (Loss)                                                                  $(136,290)      $ 224,991
                                                                                     ---------       ---------
Adjustments to reconcile net earnings to net cash
     from operating activities:
     Cumulative effective of change in accounting principle, net of tax                293,049              --
     (Earnings) loss from discontinued operations, net of tax                            4,073             434
     (Gain) loss on sale of discontinued operations, net of tax                          7,308         (93,138)
     Depreciation                                                                      108,771         108,117
     Amortization - goodwill                                                                --          38,431
     Amortization - other                                                               13,332          13,185
     Net increase (decrease) in deferred taxes                                          17,595          16,590
     Net increase (decrease) in LIFO reserves                                            1,200          (1,632)
     Increase (decrease) in other deferrals (principally compensation)                  30,625         (26,306)
     Other, net                                                                         (2,929)        (13,289)
     Changes in assets & liabilities (excluding acquisitions and dispositions):
       Decrease (increase) in accounts receivable                                      (51,394)        141,782
       Decrease (increase) in inventories, excluding LIFO reserve                       42,059          84,203
       Decrease (increase) in prepaid expenses                                         (44,750)         (2,108)
       Increase (decrease) in accounts payable                                          (7,551)        (58,755)
       Increase (decrease) in accrued expenses                                         (29,942)          4,590
       Increase (decrease) in federal & other taxes on income                          (36,726)         63,495
                                                                                     ---------       ---------
     Total adjustments                                                                 344,720         275,599
                                                                                     ---------       ---------
Net cash from (used in) operating activities                                           208,430         500,590
                                                                                     ---------       ---------
Cash flows from (used in) investing activities:

     Additions to property, plant & equipment                                          (69,361)       (128,869)
     Acquisitions, net of cash & cash equivalents                                      (50,827)       (268,115)
                                                                                     ---------       ---------
Net cash from (used in) investing activities                                          (120,188)       (396,984)
                                                                                     ---------       ---------
Cash flows from (used in) financing activities:
     Increase (decrease) in notes payable                                                  913        (630,001)
     Increase (decrease) in long-term debt                                              (3,543)        407,919
     Proceeds from interest rate swap terminations                                       8,434              --
     Purchase of treasury stock                                                        (15,139)        (32,114)
     Proceeds from exercise of stock options                                             6,215           2,975
     Cash dividends to stockholders                                                    (82,112)        (78,219)
                                                                                     ---------       ---------
Net cash from (used in) financing activities                                           (85,232)       (329,440)
                                                                                     ---------       ---------
                                                                                     ---------       ---------
Discontinued operations                                                                 (4,280)        266,704
                                                                                     ---------       ---------

Net increase (decrease) in cash & cash equivalents                                      (1,270)         40,870
Cash & cash equivalents at beginning of period                                         175,601         180,560
                                                                                     ---------       ---------
Cash & cash equivalents at end of period                                             $ 174,331       $ 221,430
                                                                                     =========       =========

 See Notes to Condensed Consolidated Financial Statements.

                                     6 of 25

                       DOVER CORPORATION AND SUBSIDIARIES
                             MARKET SEGMENT RESULTS
                                   (UNAUDITED)

                                                                  Third quarter ended September 30,
                                                                       2002                   2001
                                                                       ----                   ----
                            SALES

Dover Industries                                                 $  286,256,000       $  289,600,000
Dover Diversified                                                   299,401,000          296,170,000
Dover Resources                                                     215,985,000          230,920,000
Dover Technologies                                                  276,440,000          265,695,000
                                                                 --------------       --------------
     Total Continuing (after intramarket eliminations)           $1,076,095,000       $1,081,005,000
                                                                 ==============       ==============
                      EARNINGS (Loss)

Dover Industries                                                 $   33,972,000       $   32,595,000
Dover Diversified                                                    36,348,000           22,279,000
Dover Resources                                                      30,513,000           26,079,000
Dover Technologies                                                     (247,000)         (49,777,000)
                                                                 --------------       --------------
     Subtotal Continuing                                            100,586,000           31,176,000
Corporate expense                                                    (6,678,000)          (5,429,000)
Net interest expense                                                (14,650,000)         (17,887,000)
                                                                 --------------       --------------
Earnings from Continuing Operations, before taxes on income          79,258,000            7,860,000
Taxes on income                                                      21,916,000            2,151,000
                                                                 --------------       --------------
Net Earnings from Continuing Operations                              57,342,000            5,709,000
       Net Earnings (Loss) from Discontinued Operations*               (900,000)          (3,102,000)
                                                                 --------------       --------------
Net Earnings                                                     $   56,442,000       $    2,607,000
                                                                 ==============       ==============
Net Earnings (Loss) per diluted common share:
       Continuing Operations                                     $         0.28       $         0.03
       Discontinued Operations*                                              --                (0.02)
                                                                 --------------       --------------
       Net Earnings                                              $         0.28       $         0.01
                                                                 ==============       ==============
Average number of diluted shares outstanding                        203,541,000          204,210,000

Impact of goodwill amortization on continuing diluted EPS:
  EPS from Continuing Operations                                 $         0.28       $         0.03
    Goodwill amortization (net of tax)**                                     --                 0.05
                                                                 --------------       --------------
  EPS before goodwill amortization                               $         0.28       $         0.08
                                                                 ==============       ==============

*In accordance with the adoption of SFAS No. 144, the earnings (net of tax) from discontinued operations were separately presented for all reported periods in earnings from discontinued operations. In the second quarter of 2002, Vectron GmbH, formerly of the Technologies segment, qualified for discontinued operations presentation.

**In accordance with the 1/1/2002 adoption of SFAS No. 142, goodwill and indefinite-lived intangible assets are no longer amortized on a periodic basis but are subjected to impairment testing on at least an annual basis.

                                     7 of 25

                       DOVER CORPORATION AND SUBSIDIARIES
                             MARKET SEGMENT RESULTS
                                   (UNAUDITED)

                                                                                    Nine months ended September 30,
                                                                                      2002                   2001
                          SALES

Dover Industries                                                                 $   851,006,000       $   879,246,000
Dover Diversified                                                                    896,865,000           827,889,000
Dover Resources                                                                      647,687,000           701,853,000
Dover Technologies                                                                   790,032,000           987,674,000
                                                                                 ---------------       ---------------
     Total Continuing (after intramarket eliminations)                           $ 3,180,793,000       $ 3,392,361,000
                                                                                 ===============       ===============
                     EARNINGS (Loss)

Dover Industries                                                                 $   115,475,000       $   108,361,000
Dover Diversified                                                                    105,791,000            77,825,000
Dover Resources                                                                       87,581,000            86,932,000
Dover Technologies                                                                    (7,472,000)           (1,265,000)
                                                                                 ---------------       ---------------
     Subtotal Continuing                                                             301,375,000           271,853,000
Corporate expense                                                                    (19,626,000)          (17,173,000)
Net interest expense                                                                 (49,236,000)          (57,295,000)
                                                                                 ---------------       ---------------
Earnings from Continuing Operations, before taxes on income                          232,513,000           197,385,000
Taxes on Income                                                                       64,373,000            65,098,000
                                                                                 ---------------       ---------------
Net Earnings from Continuing Operations                                              168,140,000           132,287,000
     Net Earnings (Loss) from Discontinued Operations*                               (11,381,000)           92,704,000
                                                                                 ---------------       ---------------
Net Earnings before cumulative effect of change in accounting principle              156,759,000           224,991,000
                                                                                 ---------------       ---------------
     Cumulative effect of change in accounting principle, net of tax**              (293,049,000)                   --
Net Earnings (Loss)                                                              $  (136,290,000)      $   224,991,000
                                                                                 ===============       ===============
Net Earnings (Loss) per diluted common share:

     Continuing Operations                                                       $          0.83       $          0.65
     Discontinued Operations*                                                              (0.06)                 0.45
                                                                                 ---------------       ---------------
     Net Earnings before cumulative effect of change in accounting
     principle                                                                              0.77                  1.10
                                                                                 ---------------       ---------------
          Cumulative effect of change in accounting principle, net of tax**                (1.44)                   --
     Net Earnings (Loss)                                                         $         (0.67)      $          1.10
                                                                                 ===============       ===============
Average number of diluted shares outstanding                                         203,541,000           204,210,000

Impact of goodwill amortization on continuing diluted EPS:

  EPS from Continuing Operations                                                 $          0.83       $          0.65
    Goodwill amortization (net of tax)**                                                      --                  0.15
                                                                                 ---------------       ---------------
  EPS before goodwill amortization                                               $          0.83       $          0.80
                                                                                 ===============       ===============

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

                       DOVER CORPORATION AND SUBSIDIARIES
                       MARKET SEGMENT IDENTIFIABLE ASSETS
                                  (000 OMITTED)

                                                                                            UNAUDITED
                                                                                          September 30,    December 31,
                                                                                               2002             2001
                                                                                               ----             ----
Dover Industries                                                                            $  981,172      $1,115,291
Dover Diversified                                                                            1,006,090       1,122,938
Dover Resources                                                                                813,806         897,965
Dover Technologies                                                                           1,353,296       1,315,023
Corporate                                                                                      196,410         125,383
                                                                                            ----------      ----------
Total Continuing                                                                             4,350,774       4,576,600
Assets of Discontinued Operations                                                               15,067          25,602
                                                                                            ----------      ----------
Consolidated Total                                                                          $4,365,841      $4,602,202
                                                                                            ==========      ==========

"Corporate" -principally cash and equivalents and marketable securities .

                                     8 of 25

                       DOVER CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and changes in financial position in conformity with generally accepted accounting principles. In the opinion of the Company, all adjustments, consisting only of normal recurring items necessary for a fair presentation of the operating results have been made. The results of operations of any interim period are subject to year-end audit and adjustments, and are not necessarily indicative of the results of operations for the fiscal year. Certain amounts in prior years have been reclassified to conform to the current quarter's presentation. In accordance with the adoption of Statement of Financial Accounting Standards "SFAS" No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets" in 2001, the earnings (net of tax) from discontinued operations were separately presented for all reporting periods in earnings from discontinued operations. The assets, liabilities and cash flows from discontinued operations were also separately presented. All financial results were restated accordingly to reflect the adoption of this statement.

NOTE B - Inventory

Inventories, by components, are summarized as follows :

                                             (000 omitted)
                                             -------------
                                      UNAUDITED
                                     September 30,   December 31,
                                         2002            2001
                                         ----            ----
Raw materials                          $295,516        $295,059
Work in progress                        185,604         178,047
Finished goods                          179,678         210,995
                                       --------        --------
     Total                              660,798         684,101
Less LIFO reserve                        31,753          30,553
                                       --------        --------
     Net amount per balance sheet      $629,045        $653,548
                                       --------        --------

NOTE C - Accumulated Other Comprehensive Earnings (Loss)

Accumulated other comprehensive earnings (loss), by components, are summarized as follows:

                                            UNAUDITED (000 omitted)
                          ---------------------------------------------------
                           Accumulated
                              Other                                Unrealized
                          Comprehensive        Cumulative            Holding
                            Earnings           Translation           Gains
                             (Loss)            Adjustments           (Loss)
                             ------            -----------           ------
Beginning balance          $(149,465)          $(149,738)            $ 273
Current-period change         60,005              60,457              (452)
                           ---------           ---------             -----
Ending balance             $ (89,460)          $ (89,281)            $(179)
                           ---------           ---------             -----

NOTE D - Goodwill and Other Intangible Assets

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

                                    9 of 25

Units were identified, Marking (consisting of one stand-alone operating company), Circuit Board Assembly and Test or "CBAT" and Specialty Electronic Components or "SEC".

As required under the transitional accounting provisions of SFAS No. 142, the Company completed both steps required to identify and measure goodwill impairment at each of the 41 Reporting Units as of January 1, 2002. The first step involved identifying all Reporting Units with carrying values (including goodwill) in excess of fair value, which was estimated using the present value of future cash flows. The identified Reporting Units from the first step were then measured for impairment by comparing the implied fair value of the Reporting Unit goodwill, determined in the same manner as in a business combination, with the carrying amount of the goodwill. As a result of these procedures, goodwill was reduced by $345 million and a net after tax charge of $293 million was recognized as a cumulative effect of a change in accounting principle in the first quarter of 2002. Five stand-alone operating companies or Reporting Units accounted for over 90% of the total impairment - Triton and Somero from the Industries segment, Crenlo and Mark Andy from the Diversified segment, and Wilden from the Resources segment. Various factors impacted the identification and amounts of impairment recognized at the reporting units. These included declining market conditions in terms of size and new product opportunities, lower than expected current and/or future operating margins and lack of future growth potential relative to expectations when acquired. Of the total goodwill reduction, $148 million was from the Diversified Segment, $127 million was from the Industries Segment and $70 million was from the Resources Segment. The implementation of SFAS No. 142 required the use of judgments, estimates and assumptions in the identification of Reporting Units and the determination of fair market value and impairment amounts related to the required testing. The Company believes that its use of estimates and assumptions in this matter was reasonable, and complied with generally accepted accounting principles. Additionally, pursuant to SFAS No. 142, the Company completed its reassessment of previously recognized intangible assets, including trademarks, and adjusted the remaining amortization lives of certain intangibles based on relevant factors.

The Company also adopted SFAS No. 141, "Business Combinations", for all business combinations completed after June 30, 2001. SFAS No. 141 prohibits the pooling-of-interests method of accounting for business combinations, prescribes criteria for the initial recognition and measurement of goodwill and other intangible assets, and establishes disclosure requirements for material business combinations.

Provided below is a reconciliation of previously reported financial statement information to pro forma amounts that reflect the elimination of goodwill and indefinite-lived intangible amortization for the comparable periods prior to adoption:

                                                                       THREE MONTHS ENDED SEPTEMBER 30, 2001
                                                                       -------------------------------------
                                                                                      Earnings Per Share
                                                                                      ------------------
                                                                       Earnings        Basic      Diluted
                                                                       --------        -----      -------
Net Earnings                                                            $ 2,607       $ 0.01       $ 0.01
     Add back: Goodwill amortization, net of tax                         11,107         0.05         0.05
     Add back: Indefinite-lived intangible amortization, net of tax         396           --           --
                                                                        -------       ------       ------
Pro Forma Net Earnings                                                  $14,110       $ 0.06       $ 0.06
                                                                        =======       ======       ======
     Net Earnings (Loss) from Discontinued Operations                    (3,102)       (0.02)       (0.02)
Pro Forma Net Earnings from Continuing Operations                       $17,212       $ 0.08       $ 0.08
                                                                        =======       ======       ======

                                                                        NINE MONTHS ENDED SEPTEMBER 30, 2001
                                                                        ------------------------------------
                                                                                        Earnings Per Share
                                                                                        ------------------
                                                                         Earnings       Basic        Diluted
                                                                         --------       -----        -------
Net Earnings                                                             $224,991       $1.11         $1.10
     Add back: Goodwill amortization, net of tax                           31,661        0.15          0.15
     Add back: Indefinite-lived intangible amortization, net of tax         1,189        0.01          0.01
                                                                         --------       -----         -----
Pro Forma Net Earnings                                                   $257,841       $1.27         $1.26
                                                                         ========       =====         =====
     Net Earnings from Discontinued Operations                             92,704        0.46          0.45
Pro Forma Net Earnings from Continuing Operations                        $165,137       $0.81         $0.81
                                                                         --------       -----         -----

                                    10 of 25

The changes in the carrying value of goodwill by market segment through the quarter ended September 30, 2002 are as follows:

                                                     DOVER           DOVER          DOVER          DOVER        TOTAL DOVER
                                                  INDUSTRIES      DIVERSIFIED     RESOURCES    TECHNOLOGIES
Balance as of January 1, 2002                      $ 524,907       $ 539,169       $378,829       $503,518      $1,946,423
                                                   -----------------------------------------------------------------------
     Goodwill From Acquisitions                          185           2,947          1,359         31,215          35,706
     Goodwill written off Due to Dispositions             --              --             --             --              --
     Impairment Losses                              (127,530)       (147,950)       (69,642)            --        (345,122)
     Other (primarily cumulative translation)          2,902           4,704            987         17,269          25,862
                                                   -----------------------------------------------------------------------
Balance as of September 30, 2002                   $ 400,464       $ 398,870       $311,533       $552,002       1,662,869
                                                                                                                ----------

The following table provides the gross carrying value and accumulated amortization for each major class of intangible asset based on the Company's reassessment of previously recognized intangible assets and their remaining amortization lives in accordance with the adoption of SFAS No. 142:

                                                       as of 9/30/2002                              as of 12/31/2001
                                                       ---------------                              ----------------
                                                                                Average
                                            Gross Carrying    Accumulated    Amortizable    Gross Carrying    Accumulated
                                                 Amount       Amortization       Life           Amount        Amortization
                                                 ------       ------------       ----           ------        ------------
Trademarks                                      $ 19,481        $ 7,892              35        $ 88,318          $ 6,892
Patents                                           85,948         37,823              13          88,249           35,432
Customer Intangibles                              15,341          4,037              10           5,655            1,536
Unpatented Technologies                           37,224         10,155              14          20,860            9,752
Non-Compete Agreements                            12,677          7,919               5          10,277            3,219
Other                                              8,729          4,004              11          30,463           13,797
                                                --------        -------            ----        --------          -------
     Total Amortizable Intangible Assets         179,400         71,830              14         243,822           70,628
                                                --------        -------                        --------          -------
     Total Indefinite-Lived Trademarks            76,410             --                              --              --
                                                --------        -------                        --------          -------
Total                                           $255,810        $71,830                        $243,822          $70,628
                                                --------        -------                        --------          -------

The total intangible amortization expense for the nine months ended September 30, 2002 and 2001 was $13.3 million and $13.2 million, respectively.

The estimated amortization expense, based on current intangible balances, for the next five fiscal years beginning January 1, 2002 is as follows:

     For the year ended December 31, 2002:            $19,743
     For the year ended December 31, 2003:            $18,273
     For the year ended December 31, 2004:            $16,913
     For the year ended December 31, 2005:            $15,654
     For the year ended December 31, 2006:            $14,488

NOTE E - Restructuring and Inventory Charges

In the third and fourth quarters of 2001, the Company announced restructuring programs at operating company locations, primarily in the Technologies and Diversified segments. The restructuring of Technologies' CBAT operations was in response to the dramatic downturn in the markets served by these operations, which resulted in excess capacity. Technologies' SEC businesses announced restructuring programs in 2001, primarily related to the closure of two European operations that were facing difficult market conditions. Imaje's 2001 restructuring charges related to severance costs for certain employees due to a change in strategic focus. In the Diversified Segment, severance and exit restructuring programs were announced in 2001 primarily to close a Canadian facility of Tranter, that was experiencing declining volume, pricing pressure and excess capacity concerns, and to close a US facility of Mark Andy and reduce head-count in order to better leverage recent acquisition synergies. In the third quarter of 2002, Tipper Tie, from the Industries segment, announced a restructuring program to exit an inconsequential, under-performing product line and recorded a $2.0 million charge. Additionally, in the third quarter of 2002, restructuring programs were announced in the Technologies' segment totaling $2.1 million. Two CBAT operations announced restructuring charges totaling $1.0 million that primarily related to workforce reductions in the United Kingdom and North America and an SEC operation incurred $1.1 million in restructuring charges in connection with staff reductions and facility closures.

Year-to-date restructuring charges for continuing operations in 2002 of $5.6 million and third quarter charges of $4.1 million were primarily recorded as selling and administrative expenses and, to a lesser extent, cost of goods sold, as components of continuing operating earnings. The employee severance

                                    11 of 25
programs for continuing operations announced since the third quarter of 2001 have involved approximately 2,900 employees, 87% of which have been terminated as of September 30, 2002. $5.6 million in separation benefits were paid through September 30, 2002 and the remaining total severance reserve balance for continuing operations at September 30, 2002 was $3.4 million. Through September 30, 2002, $3.5 million was spent against the exit reserve for continuing operations resulting in a reserve balance of $3.5 million. The Company expects to complete most of these remaining restructuring programs by the end of fiscal 2003. The table provided below details the activity and balances for the restructuring reserve accounts on a continuing operations basis:

RESTRUCTURING (IN MILLIONS)
AS OF SEPTEMBER 30, 2002                               SEVERANCE      EXIT       TOTAL
--------------------------------------------------------------------------------------
Beginning Reserve Balance, as of December 31, 2001        $5.7       $  4.9     $ 10.6

Current Charges                                            3.2          2.4        5.6
Adjustments (Including Cumulative Translation)             0.1        (0.3)      (0.2)

Benefits paid                                              5.6          3.5        9.1
                                                        ------------------------------
Ending Reserve Balance as of September 30, 2002           $3.4       $  3.5     $  6.9
                                                        ------------------------------

Due to sudden and significant declines in the demand for certain products in the prior year, inventory reserves were established primarily in the third and fourth quarters of 2001. Certain additional inventory provisions were made in the current year in the Technologies segment, where adverse market conditions persist. The utilization of these reserves by segment through September 30, 2002 is presented below:

                                                  Technologies    Diversified    Resources    Industries    TOTAL
                                                  ---------------------------------------------------------------
2001 Inventory Reserves                                47.2           13.2           3.4          --         63.8
Discontinued Operations                                (2.0)            --            --          --         (2.0)
2002 Inventory Provisions                               6.3             --            --          --          6.3
     Disposed of through September 30, 2002           (19.7)          (9.4)         (2.2)         --        (31.3)
     Sold through September 30, 2002                   (6.3)            --            --          --         (6.3)
                                                  ---------------------------------------------------------------
Ending balance as of September 30, 2002                25.5            3.8           1.2          --         30.5
                                                  ---------------------------------------------------------------

The inventory sold through September 30, 2002 has generated profits of less than $1.2 million.

NOTE F - Discontinued Operations

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

The net sales from all discontinued operations for the third quarter and the nine months ended September 30, 2002 were $3.4 million and $12.9 million, respectively. The total year-to-date restructuring charge for discontinued operations through September 30, 2002 of $6.4 million was included in earnings from discontinued operations, net of tax. Of the four operations held for sale as of December 31, 2001, one operation was sold, one was dissolved and two were held for sale as of September 30, 2002. Since the end of the third quarter, both of these operations have been sold. The impact of these sale transactions is expected to be immaterial to Dover's results in the fourth quarter of 2002.

NOTE G - Additional Information

For a more adequate understanding of the Company's financial position, operating results, business properties and other matters, reference is made to the Company's Annual Report on Form 10-K which was filed with the Securities and Exchange Commission on March 1, 2002.

Net earnings as reported was used in computing both basic EPS and diluted EPS without further adjustment. The Company does not have a complex capital structure. Accordingly, the entire difference between basic weighted average shares and diluted weighted average shares results from non-vested restricted stock and assumed stock option exercises. The diluted EPS computation was made using the treasury stock method. The diluted weighted average shares in 2002 exclude the dilutive effect of

                                    12 of 25
approximately 4.4 million options with exercise prices in excess of the average market price of the Company's common stock.

In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations", which is effective for fiscal years beginning after June 15, 2002. SFAS No. 143 establishes the accounting standards for the recognition and measurement of obligations associated with the retirement of tangible long-lived assets. Under SFAS No. 143, the costs of retiring an asset will be recorded as a liability when the retirement obligation arises, and will be amortized over the life of the asset. The Company is still assessing the potential impact of SFAS No. 143 on its consolidated results of operations and financial position. In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections", which is effective for certain transactions, fiscal years and financial statements issued on or after May 15, 2002. The effect of the adoption of SFAS No. 145 is expected to be immaterial to the Company's consolidated results of operations and financial position. In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", which is effective for disposal activities initiated after December 31, 2002. The standard replaces Issue 94-3 and requires companies to recognize costs associated with exit or disposal activities when they are incurred, as defined in SFAS No. 146, rather than at the date of a commitment to an exit or disposal plan. The Company is still assessing the potential impact of SFAS No. 146 on its consolidated results of operations and financial position.

                                    13 of 25

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(1) MATERIAL CHANGES IN CONSOLIDATED FINANCIAL CONDITION:

The Company's liquidity (cash, cash equivalents and marketable securities) decreased $2.0 million during the first nine months of 2002 as compared to the position at December 31, 2001. Cash flow provided from continuing operating activities for the first nine months of 2002 was $208.4 million compared to $500.6 million in 2001. Factors influencing the decline in cash from operations include an increase in receivables, an increase in prepaid expenses related to a $44 million discretionary funding of the Dover defined benefit plan, and increased tax payments which included prior year estimates that were deferred into the current year. The level of cash used in continuing investing activities in the first nine months of 2002 was $120.2 million, reflected reduced acquisition activity and capital expenditures. Capital expenditures for the first nine months of 2002 were $69.4 million compared to $128.9 million in 2001, while current year acquisition expenditures were $50.8 million compared to $268.1 million in the prior year. Cash used in continuing financing activities through September 30, 2002 of $85.2 million reflected dividend payments of $82.1 million, the repurchase of $15.1 million of Dover stock, and proceeds of $8.4 million from the termination of two swap agreements. The capital expenditures and acquisitions completed in the first nine months of 2002 were primarily funded by internal cash flow. It is expected that any near-term cash requirements above the internal cash flows generated will be funded through the issuance of commercial paper.

The increase in receivables of $73.9 million included the recognition of a $51.0 million refund related to an overpayment of estimated federal taxes, of which $47.7 million was received in the beginning of the fourth quarter of the 2002. Inventory levels at September 30, 2002 were $629.0 million, a $24.5 million decrease compared to December 31, 2001. Working capital increased from $829.4 million at the end of last year to $970.7 million at September 30, 2002, due to decreased taxes payable related to a large U.S. federal estimated payment for 2001 made in the first quarter of the current year, increased receivables and higher prepaid expenses that include the $44 million pension contribution. These increases were partially offset by lower levels of inventories and deferred tax assets.

The total debt level of $1.07 billion as of September 30, 2002 was relatively unchanged from the December 31, 2001 level. As of September 30, 2002, net debt (defined as long-term debt plus current maturities on long-term debt plus notes payable less cash and equivalents and marketable securities) of $900.2 million represented 27.7% of total capital, an increase of 1.4 percentage points compared to 26.3% at December 31, 2001. The ratio increase was caused by a slight decrease in net debt and a $164.7 million reduction in equity. The primary reason for the reduction in equity was lower current year earnings, which included a $293.0 million charge for goodwill impairment related to the adoption of SFAS No. 142 taken in the first quarter of 2002. This was partially offset by a decrease in cumulative translation adjustments of $60.5 million.

After the quarter closed, Dover completed a new $600 million syndicated credit facility, replacing its existing $750 million facility. The new arrangement, which includes a $300 million 364-day facility and a $300 million 3-year facility, will be used primarily as a commercial paper back-up for the company. Rates and terms were competitive and consistent with the Company's continued strong credit rating.

Also during the quarter, the Company successfully unwound two interest rate swaps tied to its $250 million ten-year notes due in 2005, receiving $8.4 million in proceeds. The gains related to these transactions will be deferred and amortized over the balance of the term of that issue, permanently reducing Dover's effective interest cost on that issue from 6.5% to 5.3%.

During the current quarter, Dover repurchased 511,400 shares of stock on the open market at an average price of $27.45. The Company did not repurchase any shares in the first half of the year.

Dover did not acquire any companies in the third quarter of 2002. For the first nine months of 2002, Dover has invested on a net economic basis (defined as GAAP purchase price adjusted for debt assumed and cash acquired), a total of $51.3 million in five add-on acquisitions. On October 1, 2002, Dover acquired Hover-Davis, Inc., a manufacturer of component feeder systems for the electronic assembly automation industry. Hoover-Davis, Inc. will be reported as stand-alone operating company in Technologies' CBAT group.

                                    14 of 25

The Company's principal sources of liquidity are cash from operations, cash on hand and certain available commercial paper and credit facilities, which management believes, with respect to current operations, will be sufficient to cover its working capital and debt service requirements.

(2) MATERIAL CHANGES IN RESULTS OF OPERATIONS:

Dover Corporation earned $57.3 million or $.28 diluted earnings per share from continuing operations in the third quarter ended September 30, 2002, compared to $5.7 million or $.03 per diluted share from continuing operations in the comparable period last year. Goodwill amortization, net of tax in the third quarter of 2001 was $11.1 million or $.05 per diluted share and in accordance with the adoption of SFAS No. 142 discussed below, there was no comparable amortization in the third quarter of 2002. Net earnings for the third quarter of 2002, which included results of discontinued operations, were $56.4 million or $.28 per diluted share compared to $2.6 million or $.01 per diluted share in the third quarter of last year.

Sales in the third quarter of 2002 of $1.1 billion were flat to the comparable quarter in the prior year. Gross profit of $354.0 million in the third quarter of 2002 represented a 15% improvement compared to $307.7 million in the prior year. Gross profit margins of 32.9% in 2002 compared to 28.5% in 2001. Operating profit of $98.1 million in the third quarter increased $73.5 million compared to the prior year due primarily to the discontinuation of goodwill amortization in accordance with SFAS No. 142 and the impact of prior year restructuring and other charges. Operating profit margins in the third quarter were 9.1% compared to 2.3% in the prior year.

Segment earnings for the quarter were $100.6 million, an increase of 223% or $69.4 million from $31.2 million last year. In the Dover Industries segment, earnings increased 4% to $34.0 million from the comparable quarter last year on a sales decline of 1%. Dover Diversified's earnings increased 63% to $36.3 million on a 1% sales increase. In Dover Resources, quarterly earnings were $30.5 million, a 17% increase over last year on a sales decrease of 6%. The Dover Technologies segment recorded a slight loss of $0.2 million in the third quarter compared to a loss of $49.8 million last year. Technologies' sales of $276.4 million were up 4% from last year's third quarter results. Compared to the prior year's third quarter, Industries' margins of 12% improved one percentage point, Resources' margins of 14% improved three percentage points, and Diversified's margins improved four percentage points to 12%. Technologies' margins were at break-even in the quarter, which compared to a significant loss in the prior year.

Dover's tax rate for continuing operations was 27.7% for the third quarter and 27.7% for the current year-to-date period. The comparable quarter and year-to-date effective tax rates in 2001 were 27.4% and 33.0%, respectively. The lower effective year-to-date tax rate in 2002 was attributable to the effect of certain foreign tax strategies.

Interest expense of $15.9 million in the third quarter and $52.2 million for the nine months ended September 30, 2002 was down 26% compared to both of the prior year's comparable periods primarily due to lower levels of commercial paper borrowings throughout 2002. On a year-to-date basis interest income declined compared to the prior year, which included $5.0 million related to a U.S. Federal tax settlement. "All other, net" income declined $5.8 million on a year-to-date basis compared to the prior year total, which included an insurance settlement of $6.4 million in the second quarter of 2001 in the Diversified segment. Foreign exchange losses in the third quarter of $4.0 million compared to gains of $2.4 million in the prior year. On a year-to-date basis, foreign exchange losses of $2.6 million compared to gains of $2.5 million in the prior year. Current year losses were due to unfavorable exchange rate movements primarily involving the Euro.

Net earnings from continuing operations for the first nine months of 2002 were $168.1 million or $.83 per diluted share compared to $132.3 million or $.65 per diluted share from continuing operations in the comparable period last year. For the first nine months of 2002, net earnings before changes in accounting principles were $156.8 million or $.77 per diluted share, including $11.4 million or $.06 per diluted share in losses from discontinued operations, compared to $225.0 million or $1.10 per share in 2001, which included $92.7 million or $.45 per share in earnings from discontinued operations. Prior year earnings from discontinued operations included a $96.6 million net gain on the sales of AC Compressor and the welding equipment businesses of DovaTech. Net earnings for the nine months ended September 30, 2002 were a loss of $136.3 million or $.67 per diluted share compared to earnings of $225.0 million or $1.10 per diluted share in 2001. The current year's results include the impact of the adoption of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets. The adoption resulted in a goodwill impairment charge of $345.1 million ($293.0 million net of tax or $1.44 per

                                    15 of 25
diluted share), which was recognized as a change in accounting principle in the first quarter of 2002. Goodwill amortization, net of tax, through September 30 of 2001 was $31.7 million or $.15 per diluted share and in accordance with the adoption of SFAS No. 142 discussed below, there is no comparable amortization in 2002.

Year-to-date sales for 2002 were $3.2 billion compared to $3.4 billion last year, a decrease of 6%. Gross profit of $1.0 billion for the nine months ended September 30, 2002 was down 4% compared to the prior year's comparable amount of $1.1 billion. The gross profit margin of 32.7% in the first nine months of 2002 compared favorably to 32.0% in 2001. Year-to-date operating profit of $281.8 million improved 16% compared to $243.9 million in 2001. As a percentage of sales, operating profit in 2002 was 8.9% compared to 7.2% in 2001. Comparisons to the prior year benefited from reduced headcount and the discontinuation of goodwill amortization in accordance with SFAS No. 142.

Year-to-date segment earnings of $301.4 million improved 11% from $271.9 million in the prior year. In the Industries segment earnings increased 7% to $115.5 million on a 3% sales decline to $851.0 million. Diversified's earnings of $105.8 million improved 36% compared to the prior year on an 8% sales increase to $896.9 million. Resources' earnings improved 1% to $87.6 million on an 8% sales decrease to $647.7 million. In the Technologies segment a loss for the first nine months of 2002 of $7.5 million compared to a loss of $1.3 million after a 20% sales decline to $790.0 million. For the nine months ended September 30, 2002, Industries and Resources both produced year-to-date margins of 14% that both represented improvements of two percentage points. Diversified's year-to-date margins of 12% improved three points, and Technologies' margins of -1% compared to break-even margins in the prior year.

In the third and fourth quarters of 2001, the Company announced restructuring programs at operating company locations, primarily in the Technologies and Diversified segments. The restructuring of Technologies' CBAT operations was in response to the dramatic downturn in the markets served by these operations, which resulted in excess capacity. Technologies' SEC businesses announced restructuring programs in 2001 primarily related to the closure of two European operations, which were facing difficult market conditions. Imaje's 2001 restructuring charges related to severance costs for certain employees due to a change in strategic focus. In the Diversified Segment, severance and exit restructuring programs were announced in 2001 primarily to close a Canadian facility of Tranter, that was experiencing declining volume, pricing pressure and excess capacity concerns, and to close a US facility of Mark Andy and reduce head-count in order to better leverage recent acquisition synergies. In the third quarter of 2002, Tipper Tie, from the Industries segment, announced a restructuring program to exit an inconsequential, under-performing product line and recorded a $2.0 million charge. Additionally, in the third quarter of 2002, restructuring programs were announced in the Technologies' segment totaling $2.1 million. Two CBAT operations announced restructuring charges totaling $1.0 million that primarily related to workforce reductions in the United Kingdom and North America and an SEC operation incurred $1.1 million in restructuring charges in connection with staff reductions and facility closures. Further restructuring initiatives have been undertaken in the fourth quarter of 2002 and are expected to persist during the balance of 2002 as certain operations continue to pursue cost reduction and product rationalization programs.

Year-to-date restructuring charges in 2002 for continuing operations of $5.6 million and third quarter charges of $4.1 million were primarily recorded as selling and administrative expenses and, to a lesser extent, cost of goods sold, as components of continuing operating earnings. The total year-to-date restructuring charge for discontinued operations through September 30, 2002 of $6.4 million was included in earnings from discontinued operations, net of tax. The employee severance programs for continuing operations announced since the third quarter of 2001 have involved approximately 2,900 employees, 87% of which have been terminated. $5.6 million in separation benefits were paid through September 30, 2002 and the remaining total severance reserve balance for continuing operations at September 30, 2002 was $3.4 million. Through September 30, 2002, $3.5 million was spent against the exit reserve for continuing operations resulting in a reserve balance of $3.5 million. The Company expects to complete most of these remaining restructuring programs by the end of fiscal 2003.

Due to sudden and significant declines in the demand for certain products in the prior year, inventory reserves were established primarily in the third and fourth quarters of 2001. Certain additional inventory provisions were made in the current year in the Technologies segment, where adverse market conditions persist. The utilization of these reserves by segment through September 30, 2002 is presented below:

                                    16 of 25

                                                 ---------------------------------------------------------------
                                                 Technologies   Diversified    Resources   Industries     TOTAL
                                                 ---------------------------------------------------------------
2001 Inventory Reserves                               47.2          13.2          3.4          --          63.8
Discontinued Operations                               (2.0)           --           --          --          (2.0)
2002 Inventory Provisions                              6.3            --           --          --           6.3
     Disposed of through September 30, 2002          (19.7)         (9.4)        (2.2)         --         (31.3)
     Sold through September 30, 2002                  (6.3)           --           --          --          (6.3)
                                                 ---------------------------------------------------------------
Ending balance as of September 30, 2002               25.5           3.8          1.2          --          30.5
                                                 ---------------------------------------------------------------

The inventory sold through September 30, 2002 has generated profits of less than $1.2 million.

DOVER INDUSTRIES:

Third quarter segment earnings increased 4% or $1.4 million to $34.0 million and sales declined 1% or $3.3 million to $286.3 million from the comparable period last year. Segment margins increased slightly to 12% for the quarter. The impact of goodwill amortization on earnings in the third quarter of 2001 was $3.6 million. Segment bookings in the quarter were $278.4 million, an increase of 3% from last year and the book-to-bill ratio was .97 for the current quarter. Backlog increased 1% from the beginning of the current year to $167.5 million.

Heil Environmental continued to produce sales and earnings well below both the prior quarter and prior year, reflecting continued industry weakness. Substantial efforts are being taken to improve profitability at these reduced sales levels. Rotary Lift and PDQ continued to perform at levels consistent with the third quarter of 2001, while Marathon has experienced growth in sales and earnings over the comparable prior year period. One of Industries' other larger companies, Heil Trailer, showed modest operating earnings and sales improvements in the quarter. Tipper Tie's earnings were down despite sales gains compared to the prior year due to a restructuring charge to exit an inconsequential, under-performing product line.

The balance of Industries' companies experienced flat to down sales, with corresponding profits that were relatively consistent with the prior year, except for declines at Chief Automotive, and improvements at Somero and Triton Systems. Chief Automotive experienced losses for the quarter, as it continued to work through a major change in its distribution system, which has resulted in a meaningful short-term decline in sales. Somero's profits improved on stronger sales, but were compared to a weak prior year period.

Triton, the off-premises ATM manufacturer, had a substantial profit improvement on stronger sales as its introduction of a new "low-cost" ATM model, that uses a cash dispenser developed in-house, was extremely well-received, and now accounts for more than half of its sales. On an overall basis, Triton's improvement in profits went a long way to offset the earnings declines at Heil Environmental, Tipper Tie and Chief Automotive.

Industries' sales for the nine months ended September 30, 2002 of $851.0 million declined 3% compared to the prior year's total of $879.2 million due to generally weaker sales across Industries' operating companies and larger declines at Heil Environmental and Somero. Segment earnings compared to the prior year improved 7% to $115.5 million from $108.4 million as margins increased to 14% from 12% in the prior year. Earnings improvements at Triton, Randell, and Marathon, combined with reduced goodwill amortization to bolster comparisons to the prior year.

DOVER DIVERSIFIED:

Third quarter segment earnings were $36.3 million, an increase of $14.1 million or 63% over the comparative period last year, and sales in the quarter were $299.4 million, a $3.2 million or 1% increase compared to 2001. The impact of goodwill amortization on earnings in the third quarter of 2001 was $3.8 million. Bookings in the quarter were $286.6 million and the quarter book-to-bill ratio was .96. Backlog at the end of the quarter was $367.2 million, 4% lower than the beginning of the year. Six out of Diversified's ten operating companies had higher sales, and seven had better earnings than the comparable prior year quarter.

Overall Diversified's performance benefited largely from a continued focus on cost reductions and operating efficiency at a number of companies. Crenlo, despite flat sales year to year, continued to show profit improvement for the third consecutive quarter, compared to a substantial loss in the same period last year. Similarly, Mark Andy more than doubled its earnings on essentially the same sales level as last year. Strong quarterly bookings driven by increased printing press demand, left Mark Andy with its highest backlog level in recent history. Hill Phoenix continues to be well positioned in its market, with earnings

                                    17 of 25
and margins improvements on modest sales growth as compared to the prior year. Belvac benefited from large overseas orders in the past two quarters, resulting in sales and earnings that bettered both the second quarter and prior year results. The increased orders have pushed backlog to the highest level in over four years. Tranter produced record sales for the quarter, which resulted in earnings that were higher than the prior year and were flat with the second quarter. On a modest sales increase, Waukesha Bearings had earnings, which bettered the second quarter results, although they were slightly lower than the prior year quarter. The full effects of the power generation market downturn are not expected to be seen by Waukesha until the fourth quarter. PMI experienced a seasonal downturn resulting in weaker sales and earnings than second quarter levels, while the effect of acquisitions improved overall results when compared to the prior year. The only significant decline in performance was experienced by Sargent, which had lower sales and earnings for the quarter compared to the prior year period, reflecting the decrease in demand for its commercial aerospace products.

Diversified's year-to-date sales improved 8% to $896.9 million compared $827.9 million in the prior year. Sales improvements were driven by strong internal growth at Hill Phoenix, and at PMI, where comparisons benefited from recent acquisitions. Nine-month earnings in 2002 improved 36% to $105.8 million from $77.8 million in the prior year as margins improved to 12% from 9% in 2001. Comparisons to the prior year were favorable due to significant earnings improvements at Hill Phoenix and Crenlo, the elimination of goodwill amortization, and the absence of third quarter charges in 2002 for restructuring and inventory write-downs.

DOVER RESOURCES:

Third quarter segment earnings increased $4.4 million or 17% to $30.5 million on a sales decrease of 6% or $14.9 million to $216.0 million, as compared to the same period in the prior year. The impact of goodwill amortization on earnings in the third quarter of 2001 was $2.6 million. Bookings in the quarter of $210.4 million were down 4% from the prior year and the book-to-bill ratio for the quarter was .97. Ending backlog was $81.8 million, a 4% increase from the end of last year.

Earnings for the oil and gas equipment companies (Petroleum Equipment Group, Quartzdyne, and Cook), while up 4% over this year's second quarter on a slight sales decline, decreased 24% from last year's comparable quarter on a sales decrease of 13% as capital spending among the major oil companies remains depressed due to oil and gas price uncertainty. The Resources' pump companies, Blackmer and Wilden, with increased margins and improved Asian sales, had sales and earnings increases of 7% and 32%, respectively, compared to 2001. The OPW Fueling Components and Fluid Transfer Group companies had flat sales and earnings were down 10% compared to last year in extremely competitive markets. De-Sta-Co Industries and De-Sta-Co Manufacturing realized the benefits of cost reduction initiatives and had a 107% increase in earnings on a 3% sales increase. Ronningen-Petter and Tulsa Winch group saw significant revenue and earnings shortfalls compared to last year as markets served remain weak. Hydro Systems continues to perform well, with solid earnings improvements on modest sales growth.

Resources' sales for the nine months ended September 30, 2002 of $647.7 million represented a decline of 8% compared to $701.9 million in the prior year due to lower sales at most companies. Larger sales declines were experienced at the Petroleum Equipment Group and Tulsa Winch. Earnings of $87.6 million improved 1% compared to the prior year total of $86.9 million on a margin improvement from 12% in the prior year to 14% in the current year. Earnings improvements at Resources' process companies and the elimination of goodwill amortization offset declines at the production companies.

DOVER TECHNOLOGIES:

Third quarter segment results were a loss of $.2 million compared to a loss of $49.8 million in the prior year. The current quarter's results include foreign exchange losses of $3.1 million. Also included in these amounts were inventory, restructuring and other charges of $3.8 million in the current quarter and $38.2 million in the comparable period of 2001. Third quarter sales were $276.4 million, an increase of $10.7 million or 4% from the same period of the prior year. The impact of goodwill amortization on earnings in the third quarter of 2001 was $3.3 million.

Technologies' CBAT business recorded a loss of $3.5 million for the third quarter, which included restructuring and inventory charges of $2.7 million, compared to a loss of $37.9 million in the third quarter of 2001, which included restructuring, inventory and other charges of $27.7 million. Third quarter sales were $163.3 million, an increase of $19.4 million or 13% from last year. Bookings, at $153.2 million, were up 40% from the same period last year and the CBAT book-to-bill ratio was .94 for the third quarter with

                                    18 of 25
backlog at $74.6 million, 39% higher than at the end of 2001. Despite the poor results, the CBAT companies continue to pursue appropriate market and product development opportunities and believe that they have increased their respective shares of these contracting markets. At the same time, the CBAT companies have concluded that current difficult market conditions are likely to persist for the foreseeable future, and accordingly, serious efforts are underway to further reduce the size and scope of the CBAT operations to achieve profitability at these reduced operating levels. While no quantification has been made, CBAT will make additional provisions in the fourth quarter to reflect these changes.

In Technologies' SEC business sales in the quarter were $52.2 million compared to $64.4 million in last year's third quarter representing a decline of 19%. SEC reported a loss of $4.6 million, which included restructuring charges of $1.1 million, compared to a loss of $5.1 million in last year's third quarter, which included restructuring, inventory and other charges $10.0 million. Net bookings in the third quarter of $54.2 million were higher than the same period last year and the book-to-bill ratio was 1.04 for the quarter with backlog at $48.5 million at the end of the period (a 4% decline from the beginning of the current year). Much like the CBAT companies, the SEC businesses are now evaluating their organizations to adapt to current levels of demand, and expect that further steps will be taken in the fourth quarter to adjust to these new circumstances and return to profitability.

In the quarter, Imaje, the French-based industrial ink-jet printer and ink manufacturer, had sales of $61.0 million, up 6% from the comparable period last year. Earnings fell by 4% to $14.5 million from the comparable 2001 quarter. Imaje had a strong finish to the quarter even with somewhat reduced margin levels which continue to reflect the sales of lower margin Markpoint products (a second quarter 2001 acquisition). Despite depressed economic conditions throughout many of the global markets served, Imaje continues to improve its sales and market coverage.

Technologies' year-to-date sales of $790.0 million represented a decline of 20% from $987.7 million in the prior year. The year-to-date loss in 2002 of $7.5 million compared to a loss of $1.3 million in the prior year. These declines were largely due to weak first quarter results in 2002. CBAT's year-to-date sales of $448.3 million and loss of $21.3 million represented declines of 14% and 48%, respectively, compared to the prior year. SEC's year-to-date sales of $172.6 million were down 45% compared to the prior year and earnings fell from $36.1 million in 2001 to a loss of $6.3 million in 2002. Imaje's sales improved 10% compared to the prior year to $169.1 million, while earnings declined 6% to $36.5 million.

OUTLOOK:

Dover's businesses have continued to make good progress in cost reduction and operating efficiency, and the positive results of their efforts can be seen in the improved operating leverage at many companies, even where sales have declined compared to prior year periods. Dover's businesses also continued to focus on new product development and enhanced geographic diversity. In the long run, these efforts will yield additional dividends once a sustained economic recovery takes hold. For now, however, the current economic climate remains challenging, particularly in the markets served by the CBAT and SEC companies. In fact, these companies will be taking additional steps to further reduce their cost structure to help ensure that they can deliver consistent profits while responding to the changing needs of their electronics and telecommunications customers. Further restructuring initiatives have already been undertaken in the fourth quarter of 2002 and are expected to continue through the balance of the year.

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

As required under the transitional accounting provisions of SFAS No. 142, the Company completed both steps required to identify and measure goodwill impairment at each of the 41 Reporting Units as of

                                    19 of 25

January 1, 2002. The first step involved identifying all Reporting Units with carrying values (including goodwill) in excess of fair value, which was estimated using the present value of future cash flows. The identified Reporting Units from the first step were then measured for impairment by comparing the implied fair value of the Reporting Unit goodwill, determined in the same manner as in a business combination, with the carrying amount of the goodwill. As a result of these procedures, goodwill was reduced by $345 million and a net after tax charge of $293 million was recognized as a cumulative effect of a change in accounting principle in the first quarter. Five stand-alone operating companies or Reporting Units accounted for over 90% of the total impairment - Triton and Somero from the Industries segment, Crenlo and Mark Andy from the Diversified segment, and Wilden from the Resources segment. Various factors impacted the identification and amounts of impairment recognized at the reporting units. These included declining market conditions in terms of size and new product opportunities, lower than expected current and/or future operating margins and lack of future growth potential relative to expectations when acquired. Of the total goodwill reduction, $148 million was from the Diversified Segment, $127 million was from the Industries Segment and $70 million was from the Resources Segment. The implementation of SFAS No. 142 required the use of judgments, estimates and assumptions in the identification of Reporting Units and the determination of fair market value and impairment amounts related to the required testing. The Company believes that its use of estimates and assumptions in this matter was reasonable, and complied with generally accepted accounting principles. Additionally, pursuant to SFAS No. 142, the Company completed its reassessment of previously recognized intangible assets, including trademarks, and adjusted the remaining amortization lives of certain intangibles based on relevant factors.

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

In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations", which is effective for fiscal years beginning after June 15, 2002. SFAS No. 143 establishes the accounting standards for the recognition and measurement of obligations associated with the retirement of tangible long-lived assets. Under SFAS No. 143, the costs of retiring an asset will be recorded as a liability when the retirement obligation arises, and will be amortized over the life of the asset. The Company is still assessing the potential impact of SFAS No. 143 on its consolidated results of operations and financial position. In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections", which is effective for certain transactions, fiscal years and financial statements issued on or after May 15, 2002. The effect of the adoption of SFAS No. 145 is expected to be immaterial to the Company's consolidated results of operations and financial position. In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", which is effective for disposal activities initiated after December 31, 2002. The standard replaces Issue 94-3 and requires companies to recognize costs associated with exit or disposal activities when they are incurred, as defined in SFAS No. 146, rather than at the date of a commitment to an exit or disposal plan. The Company is still assessing the potential impact of SFAS No. 146 on its consolidated results of operations and financial position.

                                    20 of 25

Special Notes Regarding Forward Looking Statements

This Quarterly Report on Form 10-Q, the Annual Report on Form 10-K and the documents that are incorporated by reference, particularly sections of any report under the headings "Outlook" or "Management's Discussion and Analysis", contain forward-looking statements within the meaning of the Securities Act of 1933, as amended, and the Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. Such statements relate to, among other things, industries in which the Company operates, the U.S. and global economies, earnings, cash flow and operating improvements and may be indicated by words or phrases such as "anticipates", "supports", "plans", "projects", "expects", "should", "would", "could", "hope", "forecast", "Dover believes", "management is of the opinion" and similar words or phrases. Such statements may also be made by management orally. Forward-looking statements are subject to inherent uncertainties and risks, including among others: continuing impact from the terrorist events of September 11, 2001 on the worldwide economy; increasing price and product/service competition by foreign and domestic competitors, including new entrants; technological developments and changes; the ability to continue to introduce competitive new products and services on a timely, cost effective basis; the mix of products/services; the achievement of lower costs and expenses; domestic and foreign governmental and public policy changes including environmental regulations; protection and validity of patent and other intellectual property rights; the continued success of the Company's acquisition program; the cyclical nature of the Company's business; and the outcome of pending and future litigation and governmental proceedings. In addition, such statements could be affected by general industry and market conditions and growth rates, and general domestic and international economic conditions including interest rate and currency exchange rate fluctuations. In light of these risks and uncertainties, actual events and results may vary significantly from those included in or contemplated or implied by such statements. Readers are cautioned not to place undue reliance on such forward-looking statements. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

                                    21 of 25

PART II OTHER INFORMATION

Item 4. Controls and Procedures

On November 4, 2002, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls, nor any significant deficiencies or material weaknesses in such controls requiring corrective actions, subsequent to the date of their evaluation.

Item 5. Other Information

                       DOVER CORPORATION AND SUBSIDIARIES
                  GOODWILL AMORTIZATION SUMMARY - 2001 (000'S)

                                1ST QUARTER    2ND QUARTER    3RD QUARTER    4TH QUARTER     TOTAL 2001
                                -----------    -----------    -----------    -----------     ----------
DOVER INDUSTRIES                  $ 3,453        $ 3,441        $ 3,643        $ 4,079        $14,616

DOVER DIVERSIFIED                   3,469          3,469          3,751          3,713         14,402

DOVER RESOURCES                     2,636          2,636          2,636          2,637         10,545

DOVER TECHNOLOGIES                  2,907          3,054          3,336          3,302         12,599

TOTAL GOODWILL                    $12,465        $12,600        $13,366        $13,731        $52,162
                                  -------        -------        -------        -------        -------
TAX ON GOODWILL                     2,255          2,256          2,259          2,430          9,200
                                  -------        -------        -------        -------        -------
NET GOODWILL                      $10,210        $10,344        $11,107        $11,301        $42,962
                                  =======        =======        =======        =======        =======
Earnings Per Diluted Share        $  0.05        $  0.05        $  0.05        $  0.06        $  0.21

Item 6. Exhibits and Reports on Form 8-K

      (a) The Company filed with the Securities and Exchange Commission a report on Form 8-K, dated August 14, 2002, furnishing information under Item 9, regarding a Regulation FD Disclosure regarding sworn statements to the Securities and Exchange Commission pursuant to
            Section 21 (a) (1) of the Securities and Exchange Act of 1934 and written statements to the Securities and Exchange Commission pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

            The Company filed with the Securities and Exchange Commission a report on Form 8-K, dated October 30, 2002, furnishing information under Item 9, regarding a Regulation FD Disclosure in connection with a mini-tender offer made by TRC Capital, Corporation.

                                    22 of 25

Signatures

            Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   DOVER CORPORATION


Date:   November 6, 2002           /s/ Robert G. Kuhbach
                                   --------------------
                                   Robert G. Kuhbach, Vice President,
                                   Acting Chief Financial Officer
                                   (Principal Financial Officer)


Date:   November 6, 2002           /s/ Raymond T. McKay
                                   --------------------
                                   Raymond T. McKay
                                   Assistant Controller
                                   (Principal Accounting Officer)

                                    23 of 25

                                  CERTIFICATION

I, Robert G. Kuhbach, certify that:

1.    I have reviewed this quarterly report on Form 10-Q of Dover Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days before the filing date of this quarterly report (the "Evaluation Date"); and

      c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 6, 2002           /s/ Robert G. Kuhbach
                                  ---------------------
                                  Robert G. Kuhbach
                                  Vice President, Acting Chief Financial Officer

                                    24 of 25

                                 CERTIFICATION

I, Thomas L. Reece, certify that:

1.    I have reviewed this quarterly report on Form 10-Q of Dover Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days before the filing date of this quarterly report (the "Evaluation Date"); and

      c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

      c) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      d) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 6, 2002           /s/ Thomas L. Reece
                                 -------------------
                                 Thomas L. Reece
                                 Chairman, President and Chief Executive Officer

                                    25 of 25