Form 10-K
period 2002-12-31
DOVER CORP
filed 2003-03-11
CIK 29905

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

      [X] Annual Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934
                   For the fiscal year ended December 31, 2002

                                       OR

      [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

        For the transition period from____________ to _________________

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

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities and Exchange Act of 1934) Yes [X] No [ ]

                                    1 of 79

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the Registrant as of the close of business June 30, 2002 was $7,100,119,635. Registrant's closing price as reported on the New York Stock Exchange-Composite Transactions for June 30, 2002 was $35.00 per share.

The number of outstanding shares of the Registrant's common stock as of March 5, 2003 was 202,522,178.

DOCUMENTS INCORPORATED BY REFERENCE

Part III - Certain portions of the Proxy Statement for Annual Meeting of
           Stockholders to be held on April 22, 2003 (the "2003 Proxy
           Statement").

Special Notes Regarding Forward Looking Statements

         This Annual Report on Form 10-K, and the documents that are incorporated by reference, particularly sections of any Annual Report to Stockholders under the headings "Letter to Shareholders", "Chairman's Letter", "Outlook" or "Management's Discussion and Analysis", contain forward-looking statements within the meaning of the Securities Exchange Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. Such statements relate to, among other things, industries in which the Company operates, the U.S. and global economies, earnings, cash flow and operating improvements and may be indicated by words or phrases such as "anticipates" "supports", "plans", "projects", "expects", "should", "hope", "forecast", "Dover believes", "management is of the opinion" use of the future tense and similar words or phrases. Forward-looking statements are subject to inherent uncertainties and risks, including among others: continuing impact from the terrorist events of September 11, 2001 as well as the prospects for armed conflict by the United States and others against Iraq, and their effect on the worldwide economy; increasing price and product/service competition by foreign competitors including new entrants; technological developments and changes; the ability to continue to introduce competitive new products and services on a timely, cost effective basis; the relative mix of products and services which impacts margins and operating efficiencies; the achievement of lower costs and expenses; domestic and foreign governmental and public policy changes including environmental regulations; protection and validity of patent and other intellectual property rights; the success of the Company's acquisition program; the cyclical nature of some of the Company's business; and the outcome of pending and future litigation and governmental proceedings. In addition, such statements could be affected by general industry and market conditions and growth rates, and general domestic and international economic conditions including interest rate and currency exchange rate fluctuations. In light of these risks and uncertainties, actual events and results may vary significantly from those included in or contemplated or implied by such statements. Readers are cautioned not to place undue reliance on such forward-looking statements. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

                                    2 of 79

                                     PART I

ITEM 1.  BUSINESS

OVERVIEW

Dover Corporation ("Dover" or the "Company"), originally incorporated in 1947 in the State of Delaware, became a publicly traded company in 1955 with four operating divisions. It is a diversified industrial manufacturing corporation encompassing 50 operating companies which primarily manufacture a broad range of specialized industrial products and sophisticated manufacturing equipment, and seek to expand their range of related services. Additional information is contained in Items 7 and 8.

The Company's businesses are divided into four business segments. Dover Diversified builds packaging and printing machinery, heat transfer equipment, food refrigeration and display cases, specialized bearings, construction and agricultural cabs, as well as sophisticated products for use in the defense, aerospace and automotive industries. Dover Industries makes products for use in the waste handling, bulk transport, automotive service, commercial food service and packaging, welding, cash dispenser and construction industries. Dover Resources manufactures products primarily for the automotive, fluid handling, petroleum, original equipment manufacturers (OEM) engineered components and chemical equipment industries. Dover Technologies builds sophisticated automated assembly and testing equipment and specialized electronic components for the electronics industry, and industrial printers for coding and marking.

BUSINESS STRATEGY

Since inception, the Company has operated with certain fundamental objectives. First, it seeks to acquire and own businesses with proprietary, engineered industrial products which make them leaders in the niche markets which they serve. Second, these businesses must be customer focused, innovative and well managed to achieve above average profit margins by supplying customers with value added products and related services. Third, the Company expects that these types of businesses will generate strong cash flow which can not only sustain such operations in terms of new product development and growth, but also provide excess cash flow which the Company can then reinvest in new similar business opportunities.

The Company's stated objectives are long-term earnings growth of 10%, built on businesses which can produce operating profits of 15% and generate a return on capital of 25%. These are goals the Company strives to achieve; it will not necessarily be successful in every instance.

To the extent the Company is successful in its basic business strategy, over time, it will generate operating cash flow which is sufficient to fund a large part of its internal and external growth strategies, as well as provide a return to its shareholders in the form of modest annual cash dividends and long term capital appreciation, enhanced periodically by Company stock repurchases.

The Company expects to manage its cash flow so that external debt levels and its capital structure are optimized to support continued ready access to the capital markets.

MANAGEMENT PHILOSOPHY

The Company practices a highly decentralized management style. The presidents of the operating companies are given a great deal of autonomy and have a high level of independent responsibility for their businesses and their performance. This is in keeping with the Company's operating philosophy that independent operations are better able to serve customers by focusing closely on their products and reacting quickly to customer needs. The Company's executive management role is to provide management oversight, allocate and manage capital, assist in major acquisitions, evaluate, motivate and, as necessary, replace operating management and provide selected other services.

ACQUISITIONS AND DIVESTITURES

The Company has a long-standing and successful acquisition program. The Company seeks to acquire and develop "platform" businesses, which are marked by growth, innovation and higher than average profit margins. Each of its businesses should be a leader in its market as measured by market share, customer service, innovation, profitability and return on assets. The Company traditionally focused on acquiring new businesses which could operate independently from other Dover companies ("stand-alones"). In addition, over the last ten years, increased emphasis has been placed on acquiring businesses that can be added on to existing operations ("add-ons"). The target companies are generally

                                    3 of 79
manufacturers of high value-added, engineered products sold to a broad customer base of industrial or commercial users. One of the most critical factors in the decision to acquire a business is the Company's judgment of the skill, energy, ethics and compatibility of the top executives at the acquisition target. Dover expects that acquired companies will continue to be operated by the management team in place at acquisition, with a high degree of autonomy in keeping with the Company's decentralized structure. From January 1, 1998 through December 31, 2002, the Company made 74 acquisitions at a total acquisition cost of $2,033.5 million. In 2002, the Company completed one stand-alone and five add-on acquisitions at a total cost of about $100.8 million. For more details regarding acquisitions completed over the past two years, see Note 2 to the Consolidated Financial Statements in Item 8. These acquisitions have had a substantial impact on the Company's sales and earnings since 1998.

While the Company's expects to buy and hold businesses, it does periodically reassess each business to verify that it continues to represent sound stewardship for the shareholders. There may also be situations where a Company business represents a very attractive acquisition for another company based on specific market conditions. Based on these criteria, the Company has divested businesses on occasion. During the past two years, the Company has sold 8 companies for an aggregate consideration of $376.6 million. For more details, see Note 6 to the Consolidated Financial Statements in Item 8.

BUSINESS SEGMENTS

DOVER DIVERSIFIED
Dover Diversified's ten stand-alone operating companies manufacture equipment and components for industrial, commercial and defense applications. In 2002, Dover Diversified completed one "add-on" acquisition. A description of each continuing stand-alone operating company is provided below:

MAJOR UNITS
Hill Phoenix's U.S. manufacturing facilities provide refrigeration systems, display cases, walk-in coolers and freezers, electrical distribution products, and engineering services for sale to the supermarket industry, as well as commercial/industrial refrigeration and convenience store customers. Hill Phoenix sells equipment primarily in North America directly to the end user with a small percentage of sales through independent distributors.

Tranter manufactures three distinct types of heat transfer products for a wide range of applications in a variety of industries. The Gasketed & Welded products, plate and frame heat exchangers, welded surface heat exchangers, and all-welded plate heat exchangers are made in the U.S., Sweden, India and the U.K. The Brazed Products group's facilities in Sweden, Switzerland, the U.S. and Malaysia produce copper-brazed and nickel-brazed heat exchangers, and small gasketed heat exchangers. Radiator Products manufactures radiators to cool oil-filled electrical transformers and has one facility in North America. The majority of Tranters' sales are equally divided between the U.S and European markets. Tranter's products are sold by a direct sales force in the North American market, through wholly owned sales companies in European and Asian markets and through sales agents and manufacturing representatives in other parts of the world. In 2003, Tranter will be split into three distinct operating companies, which will be independently managed as "stand-alones".

Mark Andy manufactures printing equipment and accessories primarily for the specialty packaging-printing segment at locations in the U.S. and Europe. The company specializes in the fabrication of narrow web printing presses used for producing pressure sensitive labels for the food, cosmetic, pharmaceutical and logistics (inventory, transportation, baggage handling) markets, as well as dry offset printing machines used in direct printing on rigid plastic containers (cups, tubs, lids and tubes) and color measurement control systems for printing presses. Products are sold primarily in the Americas and Europe through distributors.

Crenlo fabricates operator cabs and rollover structures for sale to OEM manufacturers in the construction, agriculture, and commercial equipment markets, such as Caterpillar, John Deere & Company, and Case New Holland. In addition, Crenlo produces "build-per-print" high volume sheet metal enclosures for the electronics, telecommunications and electrical markets. Crenlo operates manufacturing facilities in the U.S., which is its primary market.

Waukesha Bearings Corporation manufactures bearings for certain rotating machinery applications including turbo machinery, motors and generators, for use in the industrial, utility, naval and commercial marine industries. Waukesha's product lines include polymer, ceramic and magnetic designs for specific customer applications, as well as hydrodynamic bearing design applications. Waukesha's Hydratight Sweeney business makes manual and hydraulic bolt tightening devices, and its Central Research Laboratories business makes remote control manipulators for material handling applications in hazardous or sterile environments. The company operates manufacturing facilities in the U.S. and the U.K. and sales are made primarily in Europe and North America both directly and through agents in several different countries.

                                    4 of 79

Performance Motorsports sells primarily pistons, and other engine components into motor-sport and power-sport markets that include high performance racing, motorcycles, all-terrain vehicles, snowmobiles and watercraft. Performance Motorsports products include forged and cast pistons, connecting rods, crankshafts and cylinder liners along with their complimentary components, including, piston rings, bearings, gaskets, and a variety of other internal valve train and engine components, as well as suspension, braking, clutching, and chassis components. Products are manufactured in the U.S. and Europe for sale through distributors.

Sargent supplies hydraulic power aerospace and fluid control components to the aerospace and marine marketplace. From its U.S. manufacturing locations, these businesses produce quiet hydraulic components for U.S. submarines, hydraulic valves and actuators for aircraft, space and amphibious assault vehicles, landing gear hydraulic components, self-lubricating bearings for aircraft, pneumatic rings and seals for aircraft engines, and various other precision engineered components. These businesses share common customers throughout the commercial aerospace and defense industries and sell generally on a direct basis throughout the world.

OTHER UNITS
SWF Companies manufacture packaging automation machinery utilized in forming, loading and sealing folding carton stock and corrugated board packaging. SWF's products are sold primarily in the U.S. through direct representation as well as indirect channels. Approximately 30% of the company's machines are installed and operated outside of North America.

Belvac manufactures systems in the U.S. for sale to worldwide beverage canmakers who need high-speed trimming, necking, base reprofiling and reforming, shaping, bottom rim coating, flanging and inspection capabilities.

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

MAJOR UNITS
Heil Environmental manufactures a wide variety of refuse collection bodies (garbage trucks) including front loaders, rear loaders, side loaders, and recycling units. Heil Environmental sells its products to municipal customers, national accounts, and independent waste haulers through a network of distributors, and directly in certain geographic areas. Heil Environmental also manufactures a line of dump truck bodies/hoists for the hauling industry and a line of refuse container lifts for the waste industry. Products are manufactured in the U.S., for sales primarily in North America, and in the U.K. for the European Market.

Rotary Lift manufactures a wide range of vehicle lifts, sold primarily through channels of light-duty and heavy-duty equipment distributors, with products supplied to a wide variety of markets including independent service and repair shops, national chains and franchised service facilities, new car and truck dealers, national and local governments, and government maintenance and repair locations. Rotary has manufacturing operations located in the U.S. and sells primarily in the Americas and Europe.

Heil Trailer International produces a complete line of tank trailers including aluminum, stainless steel and steel trailers that carry petroleum, chemical, edible, dry bulk, waste and oil field products. Trailers are marketed directly to customers in the construction, trucking, railroad, oil, recovery and heavy haul industries, as well as to various government agencies, primarily through distributors, both domestically and internationally. Heil Trailer has manufacturing facilities on four continents and services customers globally.

Tipper Tie develops and manufactures in the U.S. and Europe a wide variety of packaging machinery which employs a clip as the means of flexible package closure. These machines and clips are sold worldwide primarily for use with meat, poultry and other food products. Tipper Tie also produces a line of woven netting products used in many industries, including the meat and poultry, horticulture, Christmas tree, and environmental markets. International sales currently generate over 50% of total sales.

Marathon Equipment manufactures on-site waste management and recycling systems, including a variety of stationary compactors, roll-off hoists and vertical, horizontal and two ram balers. Equipment is manufactured and sold primarily in

                                    5 of 79
the U.S. to distribution centers, malls, stadiums, arenas, hotels/motels, warehouses, office complexes, apartment buildings, retail stores, businesses, and recycling centers.

Triton Systems manufactures small footprint cash-dispensing automatic teller machines ("ATMs") for off-premise locations such as convenience stores, airports, hotels, restaurants, shopping centers and casinos. The company has more than 55,000 installations in over 15 countries worldwide. Triton sells through an independent sales organization for installation throughout the world, although the primary markets are North America, Australia and the U.K.

PDQ Manufacturing, Inc. manufactures touch free vehicle wash systems, which are sold primarily in the U.S. and Canada to major oil companies as well as to distributors. Sales are made through an industry distribution network that installs the equipment and provides after-sale service and support.

DI Foodservice is a combination of two businesses. Randell produces commercial foodservice equipment for use in both food preservation (storage) and food preparation, including commercial refrigerators and freezers, hot food holding equipment, ventilation, display cases, beer dispensing equipment, conveyorized pizza ovens, and custom stainless steel counters. Randell's products are sold through distributors primarily in North and South America. Groen manufactures commercial food service cooking equipment, primarily steam-jacketed kettles and tilting braising pans, at one U.S. facility. Groen primarily serves the domestic institutional and commercial food industry and markets its products through a network of distributors and sales agents, as well as a direct sales force.

Texas Hydraulics manufactures highly engineered welded hydraulic cylinders for sale to the work platform, aerial utility truck, material handling, construction, and mining industry OEM's throughout North America. Cylinders are manufactured in Texas and Tennessee for sale directly to customers and through distributors in North America. As of January 1, 2003, Texas Hydraulics was transferred to Dover Resources because of very strong customer end-market synergies with the Tulsa Winch Group.

OTHER UNITS
DovaTech produces industrial CO2 lasers used for cutting, welding, drilling and cladding processes in the aerospace, automotive, heavy equipment and sheet metal fabrication industries, YAG lasers used in a variety of micromachining, marking, engraving, diamond processing, welding and cutting applications, and related equipment used to control the temperature of industrial lasers, machine tools, welding equipment, machinery coolants, plastic injection molding equipment and medical diagnostic equipment. All products are made in the U.S. for sale directly and through distributors in North America and Europe.

Kurz-Kasch manufactures electromagnetic products and specialty plastic components, primarily electromagnetic stators that regulate electronic fuel injectors, electronic fuel pumps for the heavy truck and automotive industries, phenolic brake pistons and electronic valve assemblies. Kurz-Kasch also manufactures specialty plastic components used in aerospace, electrical, telecommunications and other industries. All products are manufactured in the U.S. and sold direct to OEM's.

Chief Automotive Systems manufactures vehicle collision measuring and repair systems, including pulling equipment, and computerized measuring and gas and dust extraction systems. Chief markets its equipment worldwide in over 40 countries throughout Europe, Asia and the Americas, utilizing a direct sales, service and training organization, as well as through investors.

Somero Enterprises manufactures highly specialized laser guided concrete spreading equipment used in the commercial construction industry. Products are built in the U.S. and sold globally through a direct sales force, sales representatives and dealers.

DOVER RESOURCES
Dover Resources' thirteen stand-alone operating companies manufacture components and equipment primarily for the oil and gas production industry, the petroleum retailing industry, the process industries, the automotive industries, and select commercial markets. During 2002, Dover Resources completed two add-on acquisitions. A description of each stand-alone operating company is provided below:

MAJOR UNITS
OPW Fueling Components is a leading global supplier of fuel dispensing nozzles (gasoline, LPG, CNG), related fueling components and systems and underground secondary containment products for service stations, including conventional gasoline nozzles, vapor recovery nozzles, swivels, breakaways, and a complete line of valves and connectors used on gasoline storage tanks. Its Petro Vend unit provides automated fuel management systems to oil companies and commercial and private refueling operations around the world. Its products are marketed globally through a network of distributors and company sales offices.

                                    6 of 79

 The Petroleum Equipment Group ("PEG") consists of four North American operating units, Norris, Alberta Oil Tool ("AOT"), Norriseal and Ferguson-Beauregard, which primarily serve the upstream oil and gas production industry. Norris and AOT produce forged steel sucker rods, integral parts of artificial lift systems used primarily in on-shore oil and gas production. Norriseal provides control valves, butterfly valves, and control instrumentation primarily for oil and gas production applications and, to a lesser extent, the general industrial, refining, chemical processing and marine markets. Ferguson-Beauregard provides products that improve production from natural gas wells, and electronic well controllers for remotely monitoring, controlling and optimizing production from natural gas fields. Sales are made both directly to customers and through various distribution channels. PEG's market is global, but sales are predominantly in North America, with the bulk of international sales occurring in South America. In 2003, this group was renamed the Energy Products Group, which will include Quartzdyne as well.

De-Sta-Co Industries manufactures and sells a variety of modular automation and workholding components including manual toggle clamps, pneumatic and hydraulic clamps, automation power clamps, automation shuttles and lifters, grippers, slides, end-effectors and other "end of robot arm" devices. De-Sta-Co serves the automotive, electronics, and general industrial markets from plant facilities in the U.S., Germany, Thailand, France and Brazil and its products are marketed globally both on a direct basis and through a network of distributors.

Blackmer manufactures a variety of pumps and compressors for the transfer of liquid and gas products in a wide variety of markets, including the refined fuels, pulp & paper, wastewater, food/sanitary, military/marine, transportation and chemical process industries. Pump technologies include sliding vane, eccentric disc, centrifugal and peristaltic. Compressor technologies include reciprocating, rotary vane and screw. Blackmer sells to original equipment manufacturers directly, and to other markets through a global network of distributors, primarily in the Americas and Europe.

OPW Fluid Transfer Group supplies engineered products: primarily valves, couplings, electronic controls, loading arms, swivels and couplings, for the transfer, monitoring, measuring and protection of hazardous, liquid and dry bulk commodities in the chemical, petroleum and transportation industries. These products are manufactured in the U.S. and sold directly and through distributors primarily in the Americas and Europe.

Wilden Pump & Engineering Company produces a wide range of air-operated, double-diaphragm pumps made of steel, aluminum, and engineered plastics. Wilden pumps are used in a wide variety of fluid transfer applications in general industrial, process industry, and specialized applications. Sales are predominantly through distributors, with nearly half of Wilden's sales derived from international markets.

C. Lee Cook is comprised of three units: C. Lee Cook, Compressor Components
(CCI), and Cook Manley. C. Lee Cook is a leading manufacturer of piston rings, seal rings, and packings for reciprocating compressors used in the natural gas production and distribution markets, and petrochemical and petroleum refining industries. These products are sold as original equipment parts to compressor manufacturers, as well as aftermarket replacement parts. CCI manufactures replacement valves, rods, rings, high performance plastic bushings and other compressor components and provides compressor repair services through its service centers, primarily for the North American gas production and distribution markets. Cook Manley designs and manufactures specialty compressor valves and injection molded engineered plastic components for gas compressor markets worldwide. The company's products are sold both direct and through various sales channels, largely in North America.

OTHER UNITS
The Tulsa Winch Group ("TWG") includes DP Winch, Greer Company, Pullmaster Winch and Tulsa Winch. The group manufactures worm and planetary gear winches, worm gear speed reducers, planetary swings, specialized in-cab load indication equipment for the mobile crane industry, winch/bumper packages, capstans, constant-pull traction winches and auger drives for the military, marine, logging, drilling, utility, crane, construction and truck equipment markets. TWG products are marketed and sold primarily in North America through various sales channels including OEMs, and dealer distribution.

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

                                    7 of 79

De-Sta-Co Manufacturing produces reed valves, flapper valves and related assemblies for compressors used in the automotive, commercial and residential air conditioning and refrigeration markets. De-Sta-Co Manufacturing also produces highly specialized discs for the automotive ride control market.

Quartzdyne manufactures precision pressure transducers using proprietary quartz-resonator sensor technology to provide continuous monitoring of pressure, temperature, and flow in "downhole" oil and gas exploration and production applications.

Duncan manufactures parking controls, meters and systems primarily for the municipal on-street parking market.

DOVER TECHNOLOGIES
Dover Technologies is comprised of thirteen stand-alone operating companies that manufacture products in three broad groupings: Circuit Board Assembly and Test equipment, Specialized Electronic Components, and Marking and Imaging systems. In 2002, Dover Technologies made one stand-alone acquisition and two add-on acquisitions. A description of each stand-alone operating company is provided below:

CIRCUIT BOARD ASSEMBLY AND TEST (CBAT)
Universal Instruments manufactures high-speed precision machinery used to place components onto printed circuit boards and produce semiconductor packages. Its products include thru-hole component assembly machines, surface mount assembly machines and odd component assembly cells. It also provides complete assembly lines by integrating all machinery and software necessary to provide a complete assembly solution. The Universal Surface Mount Laboratory provides process solutions and supports a consortium of more than 30 leading electronic manufacturing companies who develop advanced packaging. Universal manufactures in the U.S. and is opening a facility in China in the first quarter of 2003. Universal operates throughout the world with sales and service operations in more than 30 countries.

Everett Charles Technologies makes machines, test fixtures and related products used in testing "bare" and "loaded" electronic circuit boards and semiconductors. Machines are built in the U.S. and Europe and test fixtures are made at locations worldwide. Products are marketed directly on a worldwide basis.

DEK makes high-speed precision screen printers and related consumables used to apply solder paste and epoxy glue at the start of the printed circuit board assembly process. Advanced applications include printing solder paste bumps onto semiconductor wafers used in the "flip chip" process and onto "ball grid" array packages. DEK manufactures in the U.K. and China and has sales/service offices throughout Europe, North America and Asia Pacific, with a network of distributors and agents providing further support in these territories.

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

Alphasem manufactures die attach systems that are used to attach semiconductor die to their protective packages, ready to be mounted on PCBs. These "packages" are vital components in highly sophisticated computer systems, cars and space, communication devices, medical systems, aircraft. Alphasem is based in Switzerland and has sales and service operations Europe, Asia and North America.

Acquired in October 2002, Hover-Davis manufactures component feeders, direct die feeders and label feeders that are used on high-speed component placement machines as part of an automated circuit board assembly line. Headquartered in Rochester, New York, Hover-Davis' products are offered in more than 35 countries through a network of independent manufacture representatives and more than 25 distributors.

SPECIALTY ELECTRONIC COMPONENTS (SEC)
Quadrant Technologies makes high frequency engineered components and subsystems, including frequency generation and control components using quartz crystal and surface acoustic wave (SAW) technologies, microwave synthesizers

                                    8 of 79

(multiple frequency generators), and microwave and millimeter wave transceivers. Products are made at multiple locations in the U.S. and Germany for direct sale to the global telecom/datacom industry, both wired and wireless.

K&L Microwave designs and manufactures a wide range of radio frequency and microwave filters including ceramic and dielectric resonator units, duplexers and diplexers, combiners, receive multicouplers, directional couplers and wireless subassemblies for cellular base stations. In addition to serving the wireless industry, K&L sells to numerous military and aerospace customers. K&L has manufacturing activities in the U.S., Dominican Republic, and China, and sells its products worldwide through representatives.

Novacap is a specialty manufacturer of multi-layer ceramic capacitors and planar arrays for commercial and high voltage, high reliability applications. It makes products in the U.S. and the U.K., and sells through both representatives and distributors worldwide to telecom/datacom equipment, implanted medical products, aerospace and automotive manufacturers.

Dow-Key Microwave is a specialty manufacturer of microwave electro-mechanical switches for use in the medical, wireless, military and high-reliability space industries. Design and manufacturing operations are in the U.S. and sales are made worldwide through representatives.

Dielectric Laboratories is a manufacturer of single and multi-layer high frequency capacitors for use in the telecom, military and automotive industries. Design and manufacturing operations are in the U.S. and sales are made worldwide through representatives.

MARKING AND IMAGING
Imaje is a major worldwide supplier of industrial inkjet marking and coding systems. Its primary product is a Continuous Ink Jet (CIJ) printer, which is used for marking of variable information (such as date codes or serial numbers) on consumer products. Markpoint, acquired in 2001, added two new technologies to Imaje's product lineup: Drop on Demand (DOD) printers and thermal printers used for marking on secondary packaging such as cartons. Imaje's markets are very broad and include food, beverage, cosmetics, pharmaceutical, electronics, automotive and other applications where variable marking is required. Products are made in France, Sweden, U.S. and China, where Imaje engages in both printer assembly and the formulation of ink. Imaje's direct sales/service network has subsidiaries in 29 countries and sells in over 90 countries.

DISCONTINUED OPERATIONS

In October of 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which was effective for fiscal years beginning after December 15, 2001. SFAS No. 144 establishes accounting and reporting standards for the impairment and disposal of long-lived assets and discontinued operations. The Company elected to early adopt SFAS No. 144 in 2001. The application of this statement results in the classification, and separate financial presentation, of certain entities as discontinued operations, which are not included in continuing operations. The earnings (loss) from discontinued operations include charges to reduce these businesses to estimated fair value less costs to sell. Fair value is determined by using quoted market prices, when available, or other accepted valuation techniques. All interim and full year reporting periods have been restated to reflect the discontinued operations discussed below.

In 2002, the Company concluded that several businesses either had limited growth prospects under its ownership, due to relevant domestic and international market conditions, or did not align with management's long-term strategic plans. Accordingly, four businesses were discontinued in Technologies and three businesses were discontinued in Resources. Vectron GmbH, from Technologies, and Tarby from Resources were sold during 2002 for a net after tax loss of $4.5 million. The remaining five businesses were classified as held for sale for the year ended December 31, 2002. One of those businesses, Wittemann, in the Resources segment, was subsequently sold in February of 2003. The Company expects to dispose of the rest of these businesses by the end of 2003.

During 2001, the Company discontinued four businesses in the Diversified segment and one business in both the Industries and Resources segments. The Company determined that these businesses were not suited for long-term strategic growth under its ownership. The DovaTech welding equipment business from Industries and the AC Compressor business from Diversified were sold during 2001 for a net gain after tax of $96.6 million. The four remaining businesses were classified as held for sale as of December 31, 2001. In 2002, all four of these businesses were disposed of or liquidated for a net after tax gain of $3.6 million.

During 2000, the Company reported a $13.6 million loss after tax due to subsequent adjustments to both the purchase price and expenses related to the disposition of the Dover Elevator International market segment in 1999. These results are reported in the gain (loss) on sale of discontinued operations, net of tax.

                                    9 of 79

Charges to reduce these discontinued businesses to their estimated fair values have been recorded in earnings (losses) from discontinued operations, net of tax. For the years ended December 31, 2002 and 2001, charges were recorded to write off goodwill of $31.6 million and $11.6 million and other long-lived asset impairments of $12.3 million and $7.7 million, respectively.

RAW MATERIALS

Dover's operating companies use a wide variety of raw materials, primarily metals and semi-processed or finished components, which are generally available from a number of sources; as a result, shortages or the loss of any single supplier have not had, and are not likely to have, a material impact on operating profits. During 2002, steel tariffs were imposed on the importation of certain steel products, which had a slight adverse impact on a number of Dover operating companies which use large amounts of steel.

RESEARCH AND DEVELOPMENT

Dover's operating companies are encouraged to develop new products as well as to upgrade and improve existing products to satisfy customer needs, expand sales opportunities, maintain or extend competitive advantages, improve product reliability and reduce production costs. During 2002, approximately $168.5 million was spent on research and development, compared with $170.2 million and $165.4 million in 2001 and 2000, respectively.

For the Dover Technologies companies, efforts in these areas tend to be particularly significant because the rate of product development by their customers is often quite high. In general, Dover Technologies companies, that provide electronic assembly equipment and services can anticipate that the performance capabilities of such equipment are expected to improve significantly over time, with a concurrent expectation of lower operating costs and increasing efficiency. Likewise, Dover Technologies companies developing specialty electronic components for the datacom and telecom commercial markets anticipate a continuing rate of product performance improvement and reduced cost, such that product life cycles generally average less than five years with meaningful sales price reductions over that time period.

Dover Industries, Dover Resources and Dover Diversified contain many businesses that are also involved in important product improvement initiatives. These businesses also concentrate on working closely with customers on specific applications, expanding product lines and market applications, and continuously improving manufacturing processes. None of these businesses experience the rate of change in markets and products as are experienced generally by the Dover Technologies companies.

INTELLECTUAL PROPERTY

The Company has a number of patents, trademarks, licenses and other forms of intellectual property, which have been acquired over a number of years and, to the extent relevant, expire at various times over a number of years. A large portion of the Company's intellectual property consists of confidential and proprietary information constituting trade secrets that the Company seeks to protect in various ways including confidentiality agreements with employees and suppliers where appropriate. While the Company's intellectual property is important to its success, the loss or expiration of any significant portion of these rights would not materially affect the Company or any of its segments. The Company believes that its commitment to continuous engineering improvements, new product development and improved manufacturing techniques, as well as strong sales, marketing and service efforts, are significant to its general leadership position in the niche markets that it serves.

SEASONALITY

In general, Dover's operations are not seasonal to any significant degree but tend to have stronger revenues in the second and third quarters. In particular, those companies serving the transportation, construction, waste hauling, petroleum, commercial refrigeration and food service markets tend to be strong during the second and third quarters. Companies serving the major equipment markets, such as power generation, chemical and processing industries, tend to have long lead times geared to seasonal commercial or consumer demands, which tend to delay or accelerate product ordering and delivery to coincide with those market trends.



                                    10 of 79

CUSTOMERS

Dover's businesses serve thousands of customers, no one of which accounted for more than 10% of the Company's consolidated revenues in 2002. Within each of the four segments, no customer accounted for more than 10% of that segment's sales in 2002.

In the Dover Technologies segment, the rapid growth in datacom/telecom infrastructure market development during the period 1997-2000, involving both equipment providers and software developers such as Lucent, Motorola, Nortel, Cisco, Siemens, Phillips, and Qualcomm, tended to concentrate the new product development and demand with relatively few customers. At the same time, a number of these customers have "outsourced" a significant amount of their manufacturing capability to electronic manufacturing services (EMS) companies such as Jabil, Solectron, Celestica, and Flextronics, which firms are now the direct customers of Dover Technologies companies for a number of different OEM customers. Given the significant downturn in these markets since 2000, and the shift in manufacturing, this has tended to increase the concentration of manufacturing with the EMS's companies, particularly with those located in China, hence, machine and specialty component demand is concentrated with a smaller number of "customers".

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

BACKLOG

Backlog generally is not a significant factor in most of Dover's businesses, as most of Dover's products have relatively short order-to-delivery periods. It is more relevant to those businesses in the segments which produce larger and more sophisticated machines or have long-term government contracts, primarily in the Diversified segment as well as the Heil companies from the Industries segment and the CBAT and SEC companies from the Technologies segment. Total Company backlog as of December 31, 2002 and 2001 was $687.9 million and $728.3 million, respectively.

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

In the Dover Technologies segment, Dover competes globally against a few very large companies, primarily operating in Japan, Europe and the Far East. Its primary competitors are Japanese producers, including Fuji Machine, Panasonic and TDK, and European manufacturers like Philips and Siemens.

Within the other segments, competition is primarily domestic, although an increasing number of Dover companies see more international competitors and several serve markets which are predominantly international, particularly Belvac, L&E, Quartzdyne, RPA Process Technologies, Tipper Tie, Tranter, and Waukesha.

INTERNATIONAL

For foreign sales, export sales and an allocation of the assets of the Company's continuing operations, see Note 14 to the Consolidated Financial Statements in Item No. 8 of this Form 10-K.

Although international operations are subject to certain risks, such as price and exchange rate fluctuations and foreign governmental restrictions, Dover intends to increase its expansion into foreign markets including South America, Far East and Eastern Europe.

The countries where most of Dover's foreign subsidiaries and affiliates are based are France, Germany, the U.K., The Netherlands, Sweden and Switzerland, and to a lesser extent, China.

ENVIRONMENTAL MATTERS

Dover believes its operations generally are in substantial compliance with applicable regulations. In a few instances, particular plants and businesses have been the subject of administrative and legal proceedings with governmental agencies or private parties relating to the discharge or potential discharge of regulated substances. Where necessary, these matters have been addressed with specific consent orders to achieve compliance. Dover believes that continued

                                    11 of 79
compliance will not have any material impact on the Company's financial position going forward and will not require significant capital expenditures.

EMPLOYEES

The Company had approximately 25,000 employees as of December 31, 2002.

OTHER INFORMATION

Dover makes available free of charge through the "Financial Reports" link on its Internet website, http://www.dovercorporation.com, the Company's annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to the reports. Dover posts each of these reports on the website as soon as reasonably practicable after the report is filed with the Securities and Exchange Commission. The information on the Company's Internet website is not incorporated into this Form 10-K.

ITEM 2.  PROPERTIES

The number, type, location and size of the Company's properties as of December 31, 2002 are shown on the following charts, by segment.

                   Number and Nature of Facilities        Square Footage (000's)
                   --------------------------------       ----------------------
                                Ware-        Sales/
Segment            Mfg.         house       Service       Owned          Leased
------             ---          -----       -------       -----          ------
Diversified        50            19            51         3,329          1,096
Industries         51            11            29         3,812          1,101
Resources          66            15            39         2,671            642
Technologies       74            22           168         1,811          1,837

                               Locations                      Leased Facilities
                   --------------------------------        -----------------------
                     North                                 expiration dates (years)
                   American     European      Other        Minimum         Maximum
                   --------     --------      -----        -------         -------
Diversified           52           44           6             1              19
Industries            74           13           3             1              12
Resources             86           10           7             1              12
Technologies          79           67          98             1              20

The facilities are generally well maintained and suitable for the operations conducted. During 2002 and 2001, excess capacity rapidly developed within the Technologies segment, and to a much lesser degree within the other three segments. During the year 2002, steps were taken to reduce capacity where appropriate.

ITEM 3.  LEGAL PROCEEDINGS

A few of the Company's subsidiaries are involved in legal proceedings relating to the cleanup of waste disposal sites identified under Federal and State statutes which provide for the allocation of such costs among "potentially responsible parties." In each instance the extent of the Company's liability appears to be very small in relation to the total projected expenditures and the number of other "potentially responsible parties" involved and is anticipated to be immaterial to the Company. In addition, a few of the Company's subsidiaries are involved in ongoing remedial activities at certain plant sites, in cooperation with regulatory agencies, and appropriate reserves have been established.

The Company and certain of its subsidiaries are also parties to a number of other legal proceedings incidental to their businesses. Management and legal counsel periodically review the probable outcome of such proceedings, the costs and expenses reasonably expected to be incurred, the availability and extent of insurance coverage and established reserves. While it is not possible at this time to predict the outcome of these legal actions, in the opinion of

                                    12 of 79
management, based on these reviews, it is remote that the disposition of the lawsuits and the other matters mentioned above will have a material adverse effect on the Company's financial position, results of operations or cash flows.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of the Company's security holders in the last quarter of 2002.

EXECUTIVE OFFICERS OF THE REGISTRANT

All officers are elected annually at the first meeting of the Board of Directors following the annual meeting of stockholders and are subject to removal at any time by the Board of Directors. The executive officers of Dover as of February 28, 2003, and their positions with the Company (and, where relevant, prior business experience) for the past five years are as follows:

       Name                   Age                            Positions Held and Prior Business Experience
       ----                   ---                            --------------------------------------------
Thomas L. Reece               60          Director, Chairman of the Board (since May 1999), President and Chief Executive
                                          Officer, Dover Corporation

Lewis E. Burns                64          Vice President of Dover and President of Dover Industries, Inc.

Charles R. Goulding           52          Vice President, Taxation (since August 1998); prior thereto for more than five years Director of Taxation, Dover Corporation.

Ronald L. Hoffman             54          Vice President of Dover and President of Dover Resources, Inc., (since January
                                          1, 2002); prior thereto Executive Vice President of Dover Resources, Inc. since
                                          May 2000 and prior thereto for more than five years President of Tulsa Winch, a subsidiary of Dover Resources, Inc.

Robert G. Kuhbach             55          Vice President, Finance, Chief Financial Officer and Treasurer (since November
                                          2002); prior thereto for more than five years Vice President, General Counsel and Secretary of Dover Corporation.

Raymond T. McKay, Jr.         49          Controller (since November 2002); prior thereto Assistant Controller, Dover
                                          Corporation since June 1998 and prior thereto for more than five years, Manager of Financial Reporting, Dover Corporation.

John E. Pomeroy               61          Vice President of Dover and President of Dover Technologies International, Inc.

Joseph W. Schmidt             56          Vice President, General Counsel & Secretary of Dover Corporation (since January
                                          1, 2003); prior thereto for more than five years partner in Coudert Brothers LLP
                                          (a multi-national law firm).

Robert A. Tyre                58          Vice President-Corporate Development, Dover Corporation.

Jerry W. Yochum               64          Vice President of Dover and President of Dover Diversified, Inc.

Maynard C. Wiff               48          Vice President of Information Technology, Dover Corporation (since February 14,
                                          2002); prior thereto for more than five years Vice President of Information
                                          Technology at Universal Instruments, a subsidiary of Dover Technologies
                                          International, Inc.

                                    13 of 79

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

The principal market in which the Company's Common Stock is traded is the New York Stock Exchange. Information on the high and low sales prices of such stock, and the frequency and the amount of dividends paid during the last two years is as follows:

Dover Corporation Common Stock
Cash Dividends and Market Prices (1)

                                   2002                                      2001
                                   ----                                      ----
                      Market Prices        Dividends             Market Prices        Dividends
                    High         Low       Per Share           High          Low      Per Share
                 -----------------------------------         -----------------------------------
FIRST            $   43.55    $   34.05    $   .135          $  42.50     $  33.81     $  .125
SECOND               41.19        32.78        .135             43.55        33.40        .125
THIRD                35.00        24.40        .135             38.90        26.40        .135
FOURTH               32.20        23.54        .135             39.00        28.71        .135
                                           --------                                    -------
                                           $   .54                                     $  .52

(1)  As reported in the Wall Street Journal

The number of holders of record of the Company's Common Stock as of March 5, 2003, as shown by the records of the Company's transfer agent was approximately 16,000. This figure includes participants in the Company's 401(K) program.

On November 15, 2002, pursuant to the 1996 Non-Employee Directors' Stock Compensation Plan, the Company issued an aggregate of 9,800 shares of its Common Stock to its seven U.S. resident outside directors (after withholding an aggregate of 4,200 additional shares to satisfy tax obligations), and the Company issued an aggregate of 2,000 shares of its Common Stock to its non-U.S. resident outside director who was not subject to U.S. withholding tax, as compensation for serving as a director of the Company during 2002.


                                    14 of 79

ITEM 6.  SELECTED FINANCIAL DATA

Dover Corporation and Subsidiaries financial information for the years 1998 through 2002 is set forth in the following 5-year Consolidated Table.

5 -YEAR CONSOLIDATED SUMMARY OF SELECTED FINANCIAL DATA

            (in thousands, except per share figures)                  2002           2001          2000         1999         1998
------------------------------------------------------------------------------------------------------------------------------------
Net sales                                                         $ 4,183,664     4,368,415     5,064,805     4,125,824   3,636,754
Net earnings from continuing operations                               211,149(1)    181,831(2)    513,523(3)    386,287     305,837
Net earnings (losses) per common share:
  Basic    -   Continuing operations                              $      1.04          0.90          2.53          1.85        1.37
           -   Discontinued operations                                  (0.19)         0.32          0.03          2.59        0.33
                                                                  -----------------------------------------------------------------
           -   Total net earnings before cumulative effect of
                 change in accounting principle                          0.85          1.22          2.56          4.44        1.70
           -   Cumulative effect of change in accounting
                 principle                                              (1.45)            -             -             -           -
                                                                  ------------------------------------------------------------------
           -   Net earnings (losses)                              $     (0.60)         1.22          2.56          4.44        1.70
                                                                  ==================================================================
  Diluted  -   Continuing operations                              $      1.04          0.89          2.51          1.83        1.36
           -   Discontinued operations                                  (0.20)         0.33          0.03          2.58        0.33
                                                                  ------------------------------------------------------------------
           -   Total net earnings before cumulative effect of
                 change in accounting principle                          0.84          1.22          2.54          4.41        1.69
           -   Cumulative effect of change in accounting
                 principle                                              (1.44)            -             -             -           -
                                                                  ------------------------------------------------------------------
           -   Net earnings (losses)                              $     (0.60)         1.22          2.54          4.41        1.69
                                                                  ==================================================================
Dividends per common share                                        $       .54           .52           .48           .44         .40
Weighted average number of common shares outstanding:
           -   Basic                                                  202,571       202,925       202,971       209,063     222,793
           -   Diluted                                                203,346       204,013       204,677       210,679     224,386
Return on average equity                                                  8.8%          7.9%         25.7%         23.9%       22.7%
Acquisitions (economic cost basis)                                $   100,138       281,819       506,251       599,171     556,019
Capital expenditures                                              $   100,732       162,532       183,746       117,333     104,542
Depreciation and amortization                                     $   161,003       213,494       184,224       163,575     147,766
Cash flows from operating activities                              $   394,915       683,280       535,756       431,548     496,226
Cash flows (used in) investing activities                         $  (184,072)     (422,619)     (588,416)     (655,213)   (646,975)
Cash flows from (used in) financing activities                    $  (140,299)     (545,006)      411,283      (898,834)    153,598
Total assets                                                      $ 4,388,171     4,507,334     4,555,035     3,802,412   3,060,863
Long term debt                                                    $ 1,030,299     1,031,744       630,168       605,452     603,711
Total debt                                                        $ 1,054,060     1,075,257     1,472,237       903,118   1,037,077

All results and data in this section reflect continuing operations, which exclude discontinued operations unless otherwise noted. See Note 6 to the Consolidated Financial Statements.

"Return on average equity" is calculated by dividing net earnings from continuing operations, adjusted for the sale of businesses and marketable securities in 2000 and 1999, by a average current year stockholders' equity adjusted for discontinued operations.

"Acquisitions (economic cost basis)" represents the acquisition purchase price adjusted for long-term debt assumed and cash acquired on the date of acquisition. The economic cost basis measure is used because it more accurately reflects "total" purchase price.

(1) Includes restructuring charges of $28.7 million and $12.0 million of inventory charges.

(2) Includes restructuring charges of $17.2 million and $63.8 million of inventory charges.

(3) Includes gain on sale of marketable securities of $13.7 million.

                                    15 of 79

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SUMMARY

Dover Corporation had net earnings from continuing operations for 2002 of $211.1 million or $1.04 diluted earnings per share (DEPS) compared to $181.8 million or $.89 DEPS from continuing operations in 2001. Earnings from continuing operations (net of tax) included inventory, restructuring and other charges of $25.3 million or $.12 DEPS in 2002 and $52.6 million or $.26 DEPS in 2001. For 2002, net earnings before changes in accounting principles were $171.8 million or $.84 DEPS, including $39.4 million or $.20 DEPS in losses from discontinued operations, compared to $248.5 million or $1.22 DEPS in 2001 which included $66.7 million or $.33 DEPS in earnings from discontinued operations which was primarily the result of gains from the sale of AC Compressor and DovaTech businesses.

For 2002, the net loss was $121.3 million or $.60 DEPS compared to earnings of $248.5 million or $1.22 DEPS in 2001. 2002 results include the impact of the adoption of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS 142). The adoption resulted in a goodwill impairment charge of $345.1 million ($293.0 million net of tax or $1.44 DEPS) which was recognized as the cumulative effect of a change in accounting principle in the first quarter of 2002. The adoption of SFAS 142 also included the discontinuance of the amortization of goodwill, effective January 1, 2002. Goodwill amortization, adjusted for discontinued operations, totaled $42.2 million net of tax or $.21 DEPS for 2001.

Sales for 2002 were $4,183.7 million compared to $4,368.4 million last year, a decrease of 4%. Gross profit of $1,360.3 million for the year 2002 was down 2% compared to the prior year's comparable amount of $1,386.3 million. This decline was primarily due to the impact on Dover Technologies of the market contraction in demand for its products serving the electronics industry. At the same time, many of the industrial businesses in the other three operating segments were negatively impacted by the slowdown in general economic activity. However, the gross profit margin of 33% for 2002 compared favorably to 32% in 2001. Operating profit of $341.6 million improved 7% compared to $320.3 million in 2001. As a percentage of sales, operating profit in 2002 was 8% compared to 7% in 2001. Comparisons to the prior year benefited from the discontinuation of goodwill amortization in accordance with SFAS No. 142.

Segment earnings of $365.4 million improved 2% from $358.0 million in the prior year. Diversified's earnings of $133.1 million improved 39% compared to the prior year on a 7% sales increase to $1,192.1 million. In the Industries segment earnings increased 4% to $147.6 million on a 3% sales decline to $1,124.0 million. Resources' earnings improved 1% to $115.1 million on a 7% sales decrease to $837.4 million. In the Technologies segment a loss for 2002 of $30.3 million compared to 2001 earnings of $5.6 million, and reflected a 13% sales decline to $1,036.5 million. For 2002, Diversified had margins of 11%, up two points and Industries produced margins of 13%, an improvement of one percentage point. Resources' margins improved one percentage point to 14%. Technologies' negative margins of 3% compared to break-even margins in the prior year.

Dover's tax rate for continuing operations was 21.7% for 2002 and 29.8% in 2001. The lower effective tax rate in 2002 was attributable to three factors. First, the Company continued to benefit from tax credit programs, such as R & D, foreign tax and the U.S. export program, which have been enhanced in the U.S. and various other jurisdictions over the past two years. Second, the Company implemented a reorganization of various entities. Third, the adverse impact which market conditions have had on the Company, particularly in connection with its adoption of SFAS 142, has provided the Company with the ability to identify and recognize related tax benefits.

Interest expense of $70.0 million for the year ended 2002 was down 23% compared to the prior year primarily due to lower levels of commercial paper borrowings throughout 2002. Interest income declined in 2002 compared to the prior year, which included $5.0 million related to a U.S. Federal tax settlement.

All other net income or expense declined $20.9 million for 2002 compared to the prior year total, which included an insurance recovery of $6.4 million in the Diversified segment. Foreign exchange losses of $6.3 million for 2002 compared to gains of $1.3 million in the prior year. Current year losses were due to unfavorable exchange rate movements primarily involving the Euro.

Restructuring and Inventory Charges
 -----------------------------------
In 2002, the Company initiated restructuring programs at selected operating companies with ongoing efforts to reduce costs in the continually challenging business environments in which the Company operates. The total restructuring charges related to these programs in 2002 were $28.7 million. The restructuring charges included both employee separation costs of $11.9 million and costs associated with exit activities of $16.8 million. The restructuring in Technologies took place in the CBAT and SEC groups, in response to the significant declines in the end-markets served by these operations.

                                    16 of 79

CBAT recorded $6.6 million for employee separation and $11.2 million for exit activities. The majority of the severance and exit costs were incurred at Universal, Everett Charles and DEK. The facility exit costs are comprised of lease terminations and idle equipment impairments. SEC recorded $2.5 million for employee separation and $3.6 million for facility exit activities, a majority of which costs were incurred at Quadrant and Novacap. Industries recorded restructuring charges of $3.7 million, of which $2.1 million was incurred to exit an under-performing product line at Tipper Tie. The remaining $1.6 million was for employee separation and other exit costs. Diversified recorded $1.1 million of restructuring charges to rationalize its SWF business of which $0.8 million was for severance.

During 2001, the Company initiated various restructuring programs in response to the downturn in the end markets served within its Technologies segment and to reduce the overall cost structure in the Diversified, Industries and Resources segments. The total restructuring charges related to these programs in 2001 was $17.2 million. The restructuring charges included both employee separation costs of $11.7 million and $5.5 million for exit costs. The Technologies segment recorded restructuring charges in CBAT primarily for costs associated with employee separation of $5.1 million. In addition, as a result of the downturn in the end markets served, CBAT recorded charges of $1.4 million for exit costs. SEC also announced restructuring programs, primarily related to the closure of two European operations that were facing difficult market conditions, for $1.0 million. In addition, SEC recorded charges of $0.9 million for employee separation costs. Imaje also recorded employee separation costs of $1.0 million for certain management employees due to a change in strategic focus. The Diversified segment recorded restructuring charges for employee separation costs of $3.1 million and facility exit costs of $2.4 million related to the closure of two North American facilities that were experiencing declining volume, pricing pressure and excess capacity concerns. The Industries segment recorded charges of $2.0 million to restructure its Rotary Lift European operations and the Resources segment recorded $0.3 million to restructure its De-Sta-Co operating company.

Restructuring charges for continuing operations were primarily recorded as selling and administrative expenses. The employee separation programs for continuing operations announced have involved approximately 3,280 employees, 88% of whom have been terminated as of December 31, 2002. As a result of the severance programs, the Company anticipates annual cost savings of approximately $25 to $35 million. The Company expects to complete the restructuring programs undertaken in 2002 by the end of 2003 and the majority of the 2001 restructuring programs were completed by December 31, 2002.

Due to significant declines in the demand for certain products, special inventory reserves of $63.8 million were established in 2001, primarily in the Technologies segment and to a lesser degree in the Diversified and Resources segments. Certain additions to these reserve balances were made in 2002 for approximately $12.0 million in the Technologies and Diversified segments.

DOVER DIVERSIFIED

Dover Diversified's earnings increased 39% in 2002 to $133.1 million on a 7% sales increase to $1,192.1 million. Implementation of lean initiatives, operational improvements, and cost reduction efforts helped the earnings increase, as well the absence of $18.1 million in restructuring, inventory, and other charges taken in 2001. The impact of goodwill amortization on earnings for the full year 2001 was $14.4 million. Segment profit margins improved to 11% from 9%. A significant turnaround at Crenlo, strong earnings growth at Hill Phoenix, and PMI gains accounted for a large portion of the earnings improvement, which were somewhat offset by declines at SWF, L&E, Tranter, Mark Andy, Waukesha, and Sargent.

Hill Phoenix's financial performance improved significantly in 2002, setting new records in sales, earnings, and cash flow, leading Diversified in each of these three categories. This was accomplished through ongoing market share gain in recent years and benefiting from their largest customer's continuing expansion programs. Market share improved to 18% in 2002 from 14% in 2001. This growth was the result of being well positioned with the fastest growing customers as well as securing new key accounts. Aggressive cost reduction initiatives at the Refrigeration Division were a major contributor to the company's margin improvement in 2002. Hill Phoenix enters 2003 looking forward to another positive year as the capital programs of their core customer base are expected to remain strong.

Tranter ended 2002 with a weak fourth quarter that left earnings and margins below 2001, despite a record sales and bookings year. Tranter is highly dependent on industrial capital spending, which remained weak in 2002. After years of stable margins, the past two years have seen significant margin erosion. A soft U.S. and European economy reduced total orders in the marketplace, and led to stronger price competition for the orders that were available. Tranter's markets are not expected to improve significantly in 2003, and cost reduction actions are planned to better handle periods of declining prices and lower volumes. Tranter's three business units, SWEP, Tranter Radiator, and Tranter PHE, will report as independent operating companies of Diversified beginning in 2003.

                                    17 of 79

Crenlo achieved a significant earnings improvement in 2002, turning sizable 2001 losses into a modest profit. The focus at Crenlo in 2002 was a return to profitability through lean manufacturing initiatives, resulting in reduced headcount and improvements in productivity and first pass yield. Cost reduction efforts in the material acquisition area, including value-engineering efforts, resulted in savings of over $2 million. Additionally, the inventory reserves taken in 2001 were not repeated in 2002. These cost saving programs fueled the significant earnings improvement with little additional sales volume. The focus in 2003 will be to increase volume with new product introductions and expansion of the specialty enclosure business. In general, the Cab and Commercial markets remain soft with recovery not anticipated until at least the second half of 2003.

Sargent's 2002 earnings were down consistent with a decrease in sales volume. The weakened commercial aircraft market negatively impacted the company's core business, offset somewhat by the Marine Division's record earnings year fueled by an active military market. Margins fell in 2002 due largely to a shift in product mix and lower volume. The Sonic business was depressed by airline losses and a 28% reduction in production at their largest customer. 2003 will be another challenging year for Sargent, as the aircraft industry shows no signs of a quick recovery. Growth in repair and overhaul sales to the aftermarket is anticipated, but are not expected to make up for lower shipments to the aircraft OEM's.

Mark Andy's printing equipment market continued to be weak for most of 2002 and operational earnings decreased. Sales were higher than prior year due mainly to having a full year's impact of the March 2001 acquisition of Comco. Improved integration of the Comco product line was a focus in 2002, as a new sales organization was introduced and was successful in gaining orders late in the year. The printing market improved slightly in late 2002, allowing bookings and backlog for label presses in the U.S. to improve in the fourth quarter. However, the printing market is projected to show only gradual improvement throughout 2003. After three years of declining sales and earnings, new management and improved processes/products at Van Dam in the Netherlands resulted in increased earnings in 2002. The GMI division secured preferred partner status with a large press supplier in 2002, as well having their products selected as the standard platform for the future by two of the world's largest printing companies. The Mark Andy structure will change in 2003 as GMI will report as a separate Diversified operating company.

Waukesha Bearings' earnings decline of 10% was caused by the collapse of the power generation market for large bearing products. Backlog at year-end was significantly down due to low bookings and cancelled orders throughout the year from key customers. Waukesha's two other divisions, Hydratight Sweeney and Central Research Labs, both had modest sales and earnings increases as their markets, oil/gas and nuclear waste cleanup, remained fairly stable throughout 2002. In response to the bearing market decline, the Bearings division shutdown one small facility in the U.K. and consolidated their large bearing production into one plant in the U.S., resulting in a 25% headcount reduction. The lean manufacturing culture was enhanced throughout all operations with expected benefits of increased productivity, plant capacity, and reduced working capital moving into 2003.

PMI achieved their sixth consecutive record year in sales and earnings. This accomplishment was made in spite of a weak fourth quarter, as their usual pickup in advance of the 2003 racing season did not occur. Also, the last few years of mild winters in the Midwest hurt their seasonal sales of pistons to the snowmobile market. Investments were made in the U.K. in both a European sales office and a new Technology Center to promote and market their products in this key region of the racing world. Successful integration of past acquisitions has positioned PMI well in the market, increasing product offerings and strengthening their distribution channels. In late December, PMI acquired Chambon S.A. of St. Etienne, France, a manufacturer of premium crankshafts for the Formula 1 market. The addition of Chambon gives PMI the ability to offer a complete rotating assembly to the engine market.

SWF had a disappointing year as restructuring costs related to plant consolidations and product rationalization were incurred, in addition to high warranty expense to correct a number of large equipment projects. The weak packaging machinery market continued throughout 2002, and sales for SWF decreased when compared to last year. With under-performing assets reduced, the lower cost structure and the implementation of lean manufacturing programs should positively impact margins throughout 2003. Improved project selection and pricing strategies have been implemented to focus on their core business where acceptable profit margins can be attained.

Belvac ended the year on a positive trend resulting in their highest annual bookings in five years. As the only independent global supplier of can forming equipment, Belvac's recent success has been in the international market, especially Russia and Eastern Europe, where can manufacturing and consumer demand is growing. A significant part of their business includes spares and retrofits that improve the productivity of their customers' equipment. Belvac is well known for their proprietary technology, which provides them with a strong position in the market. Further investment and advancement in their plastic container equipment is beginning to complement their can forming business, and is opening up new opportunities for growth.

                                    18 of 79

Langbein & Engelbracht located in Bochum, Germany, reported a small loss for 2002 on a 12% decline in sales. The largest volume decrease was in the Automotive division where a poor European economy and intense competitive pricing caused negative results. Their focus is on cost control, reduced headcount, and expanded outsourcing of project work to lower cost countries. A new entity was created in China in 2002 to develop opportunities for both outsourcing and new business in this growing market.

DOVER INDUSTRIES

Dover Industries sales declined 3% to $1,124.0 million, as market weakness seen in 2001 continued in 2002. Heil Environmental, Heil Trailer, Chief and Dovatech experienced the largest sales declines. Earnings of $147.6 million, which were 4% above 2001 levels, were impacted by restructuring charges of $3.7 million related to plant closings and the exiting of certain product lines. Segment margins improved slightly to 13%. The impact of goodwill amortization on earnings for the full year in 2001 was $14.6 million.

Heil Environmental's performance declined in 2002 as a soft market, reductions in municipal budgets for refuse collection vehicles, and new engine emission regulations combined to curtail sales. A majority of municipalities redirected funds initially targeted for refuse collection equipment to support security and emergency response infrastructure. In addition, many private, municipal and large retail haulers postponed chassis purchases due to concerns regarding the performance of new engines mandated by the new emission regulations. Countering these negative trends, Environmental introduced a number of new products to address customer needs and downsized their workforce given the lower volumes. A management change was also initiated as a new President was named who had previously been in charge of Rotary Lift. A number of new product introductions, growth in our dump body group and strong European growth should lead to improved performance in 2003.

Heil Trailer's sales and earnings declined for the third consecutive year. The domestic bulk trailer industry remained slow for the entire year impacted by the slowest petroleum trailer market in the past 7 years. In addition, military sales were negatively impacted by delays in government testing, but should provide a boost in 2003 and beyond. Trailer once again managed to increase share in both the petroleum and dry bulk trailer markets in the face of intense competitive pressures, driven by over capacity and a slow market. A strong focus on global markets resulted in Trailer's international businesses contributing almost one quarter of their profits this year. Plans are in place to expand production in Eastern Europe which should further benefit Trailer's overseas performance.

Rotary Lift, one of Industries largest sales and earnings contributors, again delivered improved sales and earnings. Helped by zero percent financing driving car sales, Rotary capitalized on its ability to provide innovative solutions and nationwide service, and grew its car program business over 20%. Faced with a stagnant market and increasing competition from low-cost Asian competitors, Rotary was once again able to grow market share. Rotary's focus on cost reduction allowed it to hold margins in a tough pricing environment. Additionally, its focus on providing productivity based solutions, as evidenced by their inbay(TM) product, has insulated them to some degree from the pricing pressures seen at the commodity end of the business.

Marathon entered the year facing a depressed waste management market which continued to slide throughout 2002 and is now down 33% over the last two years. However, Marathon was able to grow market share and increase both sales and earnings while maintaining margins at above historical levels. Leveraging its broad product line enabled them to add new customers and gain additional business, even with an industry that saw an increase in internet auctions and severe pricing pressure. This was made possible through Marathon's strong engineering focus, which they have parlayed to develop customer-friendly products to meet the individual needs of waste haulage and chain store accounts.

Tipper-Tie rebounded somewhat from a weak 2001, driven by a strong performance by their overseas subsidiary. Technopack, along with Alpina, a recent European acquisition, enjoyed a record year with sales of equipment, clips and loops all at record levels. This performance improvement was primarily driven by Eastern European demand. Tipper U.S. had a more difficult year as sales of equipment and clips slipped. However, second half results were promising and are expected to continue in 2003, allowing for improvement in the U.S. markets. Late in the year, Tipper decided to eliminate a small product line, which negatively impacted profits in 2002, but will contribute positively to performance in 2003.

With the vehicle wash equipment market softening significantly, PDQ saw both investors and corporate oil companies reduce their purchases in 2002. Oil company consolidation took its toll on sales, while the investor market was hurt by a difficulty in obtaining financing. As a result, for the first time since they were purchased by Dover in 1998, PDQ had a down year. Sales and earnings saw declines versus a record 2002, although they were flat compared to 2001. However, PDQ was still able to grow share. In addition, new products along with the implementation of `lean manufacturing' initiatives allowed PDQ to hold margins as well. Industry uncertainty and a low backlog will lead to a slow first half, but a stronger second half is expected.

                                    19 of 79

Triton, a company acquired in 2000, improved significantly versus a weak 2001. Although the U.S. market was relatively flat, Triton's share improved behind the successful introduction of their '9100' product, a product focused on the broadest segment of the cash dispenser market. This product contributed more than 50% of unit sales since its mid-year introduction. New products introduced into the other segments of the market also contributed. Triton's results internationally were also positive, lead by strong results in the U.K. Overall margins rebounded to 2000 levels behind increased sales and a reduced cost structure. Looking forward, initiatives begun in 2002, such as a focus on recurring revenue, along with market growth overseas and continued new product development, should lead to an even stronger 2003.

The DI Foodservice Companies, which include Groen, Randell and Avtec, finished the year with flat sales and earnings. Declining tax receipts in most states and municipalities led to a slowdown in Groen's institutional foodservice equipment market while Randell's markets were impacted by cutbacks in new foodservice chain start-ups. The newly identified DI Foodservice team is currently assessing various consolidation and synergy prospects which should impact favorably on 2003 performance. A change in the way they go to market put in place toward the latter part of 2002 is expected to show dividends as well.

Kurz-Kasch, which was acquired in 2001, and whose primary products include electromagnetic stators and specialty plastics, saw margins decline (versus record levels in 2001) on relatively flat sales. Increased quality and engineering specifications imposed by customers, along with a weak market, contributed to the margin deterioration. A strong first half is expected in 2003 as the world demand for heavy-duty trucks stabilizes along with improvements on the plastics side of the business driven by new business and synergies associated with a recent product line acquisition.

Chief had a disappointing year in 2002 as both sales and earnings were down significantly. Softness in the economy coupled with changing insurance industry trends negatively impacted buying decisions. A combination of more cars being 'totaled' and customers foregoing repairs to avoid higher insurance premiums has hurt the industry. Recognizing this market shift, Chief has undergone a number of strategic changes to better serve its markets going forward. These include consolidating domestic channels of distribution, adding an inside sales support function, streamlining product offerings, and revising current approaches to installation, training, and service. Costs associated with these initiatives had a major impact on 2002 performance. Although the market is expected to contract again in 2003, these new initiatives are expected to lead to improved performance.

Somero's performance suffered from the third year of double-digit market declines with non-residential building down 17% and industrial construction off 45%. As a result, sales of their primary product, large laser screeds, were down significantly. They successfully introduced the 'CopperHead' in 2002, a new product that primarily serves the upper deck and smaller floor concrete screeding markets. This is expected to open their market to smaller contractors, and partially offset continued weakness expected in the large screed market.

Dovatech, which consists of laser and chiller businesses, experienced difficult market conditions leading to double-digit sales declines. The chiller businesses are expected to improve in 2003 as the second half of 2002 began to show an upturn, while the laser businesses are counting on a number of new product introductions to contribute, although later in the year.

DOVER RESOURCES

Dover Resources 2002 sales declined 7% or $60.0 million to $837.4 million primarily driven by declines in the oil and gas production markets served by the Petroleum Equipment Group and C. Lee Cook. Capital spending weakened in most markets and distributors reduced inventories. Earnings increased by 1% or $0.9 million to $115.1 million. Full year results for 2001 included $7.1 million of inventory, restructuring and other charges. No comparable charges were recorded in 2002. Positive operating leverage (increased margins on flat to down sales) at most companies resulted from cost reduction in operating expense and implementation of lean manufacturing programs. The impact of goodwill amortization on earnings for the full year in 2001 was $10.3 million. Operating margins were 14%, up from 13% in 2001.

The market for the Petroleum Equipment Group was weak during 2002. Sales were down approximately 21% and earnings were off over 36%. Commodity prices remained high but drilling activity was down significantly as capital spending by oil companies was reduced. The core products of Norris and Alberta Oil Tool (AOT) saw a decline in international sucker rod sales but AOT drive rod sales remained strong. Continued penetration in the sucker rod guide and premium coupling markets should enhance future results as oilfield activity levels increase. Ferguson Beauregard's plunger lift and automation products were off from the prior year. Norriseal's sales and earnings were also below last year with an unfavorable product mix.

                                    20 of 79

The industrial pump companies (Blackmer and Wilden) recorded a 3% sales increase and a 19% earnings increase driven by a favorable product mix, innovative new products and operational improvements resulting from lean manufacturing initiatives. Blackmer gains were driven by increased sales at government accounts, System One sales, and improved performance in Europe. Blackmer continues to implement lean manufacturing initiatives and consolidated its Oklahoma City compressor operations into its System One facility in Massachusetts. Wilden Pump benefited from improved sales of its new food line and plastic bolted series pumps. Wilden domestic sales were flat but international sales to the Far East were up significantly. Wilden is establishing a wholly owned foreign entity in China that will strengthen their presence in that region.

OPW Fueling Components maintained sales in 2002 equal to prior year, primarily as a result of two product line acquisitions made early in the year. Overall, earnings were below prior year levels even though overhead structures were reduced. Sales and earnings increases were achieved in every market outside the U.S. with extremely strong growth in Latin America and Asia Pacific. These increases were not enough to offset the declines caused by reduction in new service station construction in the U.S. markets. Industry consolidation at manufacturers, customers, and distributors accelerated in 2002. The consolidations at major oil companies and financial failure at several major convenience store chains provided an opportunity for customers to buy stations at reduced prices versus building new stations. Brevetti-Nettuno, an Italian manufacturer of LPG nozzles, was acquired to broaden product offerings for alternative fuels. The acquisition of the Emco Electronics product line by Petro Vend has moved OPW into a much stronger market position in electronic tank gauging. These units were fully integrated in 2002 and now position Petro Vend to be a much stronger global player in this expanding market. The continued development of products to meet new environmental regulations began to pay dividends in 2002 and these regulations are being adopted by markets outside California.

OPW Fluid Transfer Group improved earnings on reduced sales in 2002 as cost reduction initiatives implemented in 2001 produced positive results and improved margins. The depressed bulk cargo tank and railcar markets hampered U.S. growth but European sales set a new record. Although chemical processing markets were down, renewed emphasis was placed on new products to existing customers. OPW Fluid Transfer Group is continuing product development and customer focus initiatives to drive improved results in 2003 despite the current market conditions.

De-Sta-Co Industries leveraged 9% earnings growth on flat sales due to full year results of on-going cost reduction initiatives. The automation products demand grew in support of new vehicle model introductions in the automotive market. Industrial market clamps sales are slowly improving as customers implement new tooling programs to reduce set-up costs. Electronic market sales remain severely depressed. De-Sta-Co Industries expanded their Asian operations and now have cost effective facilities operating on all major continents.

C. Lee Cook sales and earnings were off significantly as demand from gas compressor OEM's and aftermarket requirements slowed. Service work on existing field products maintained levels similar with last year. A new service center for the West Coast was opened and manufacturing expansions were completed that will support future growth. The Manley valve business had operating results equal to the prior year on slightly reduced sales volume. The longer-term outlook for Cook products continues to be very favorable as gas production and processing activity increases.

The Tulsa Winch Group was challenged in 2002 by significant declines in construction equipment markets, aerial lift markets, and a slow petroleum market. Strong cost reduction efforts maintained solid operating margins and position the company to benefit as market conditions improve. The military winch business remains strong and is driven by long-term contracts. The crane overload protection products are targeting new applications in the higher volume, smaller capacity mobile crane market.

Quartzdyne had record sales in 2002, as they gained new customers and increased their applications into the measurement while drilling market. Investments were made to vertically integrate their manufacturing processes. Quartzdyne continues to develop new quartz based sensor technologies to serve the high temperature and high pressure markets that will support future growth.

Hydro Systems posted record earnings on slightly reduced sales led by improved earnings at Nova Controls and continued expansion in European markets. The industrial cleaning market served by Hydro was slightly depressed this year due to slower hotel and restaurant business. Hydro has a strong pipeline of new products that is expected to drive future growth.

RPA Process Technologies (RPA) experienced significant delays in capital spending from its customer base in 2002. Sales and earnings were both off significantly with its European unit only contributing with major project shipments in the fourth quarter. RPA implemented significant process improvements during the year that should drive better results as markets improve.

                                    21 of 79

De-Sta-Co Manufacturing had flat sales and earnings with continued pricing pressure from their automotive customer base. Sales slowed during the fourth quarter in their automotive market as well as in their Hydro Cam tool and die business. De-Sta-Co Manufacturing continues to work on new product initiatives to broaden its exposure to new markets.

Duncan Industries had flat sales and earnings increased, and has positioned itself for an upturn by reducing costs internally and through improvement in quality and cost reduction initiatives with outside suppliers.

Wittemann was sold in the first quarter of 2003 at a very modest loss.

DOVER TECHNOLOGIES

Dover Technologies sales decreased 13% from 2001 levels to $1,036.5 million. As a result, Technologies reported a loss of $30.4 million as compared to earnings of $5.6 million for 2001. The impact of goodwill amortization on earnings for the full year 2001 was $12.1 million. Included in the losses for 2002 and 2001 were $35.2 million and $43.3 million of charges, respectively, for restructuring, inventory reserves and other charges. The strengthening of, and the increased focus on, the medical, automotive and military markets were not enough to offset the continued major softness in the computer and industrial electronics market segments. Although, it appeared that a recovery was beginning to take place in the spring of 2002, it became clear that this was not sustainable for the remainder of 2002. Accordingly, the companies serving the communications, computer and industrial electronics industries began to resize their companies for profitability at the sales levels they were experiencing during the second half of the year. By the end of the first quarter 2003, the Circuit Board Assembly and Test (CBAT) businesses and the Specialty Electronics Components (SEC) businesses will have reduced their workforces by 15% and 13%, respectively, from the beginning of 2002. In addition, where warranted, the companies have reduced their capacity needs to adapt to the current market opportunities.

The most significant change at substantially all of the CBAT and SEC companies has been the geographic shift in their markets. The year marked the continued shift to Asia (with an emphasis on China) for Electronic Manufacturing Services
(EMS) companies, and China was the strongest of the telecommunications equipment markets. By the end of 2003, substantially all of the CBAT companies will be manufacturing in China either at their own facility or through subcontractors. Where the strengths of the markets warrant, the SEC companies will have Asian based sales offices and in certain cases manufacturing facilities. While the American markets reflect stronger automotive, medical and military opportunities, the Asian, and in particular China, markets offer the best opportunity for telecommunication equipment and electronic assembly growth in the near term.

CBAT
Technologies CBAT businesses recorded a loss of $49.2 million in the year 2002 which included inventory, restructuring and other charges of $25.9 million compared to a loss of $61.8 million in 2001 which included inventory, restructuring and other charges of $33.3 million. Sales for the year were $598.6 million, a decrease of $48.4 million or 7% from full year 2001 results.

Universal Instruments experienced a decline in sales of 15% from the prior year, and recorded a slightly smaller loss than in 2001. In the third quarter, Universal undertook an aggressive reorganization, including significant reductions in staff, redefining its sales channels by current market opportunities, tailoring specific products for high volume automotive manufacturing, and opening a 100,000 square foot plant in China (which commenced operation in February 2003). During 2002, the actions Universal took resulted in its ability to maintain and actually increase its market share. Universal continues to invest in significant product development to address future circuit board and component placement needs.

DEK, though seeing a similar decrease in sales of 14% over 2001, still maintained a market leadership position. It acquired Acumen, a manufacturer of stencils in North America and Asia, giving DEK a global presence in an increasingly important segment of the process consumables and tooling business. DEK has expanded its capabilities to serve the semiconductor industry and is manufacturing some of its product line in China.

Vitronics Soltec was able to maintain its sales at the 2001 level with the release of a Selective Soldering product line, improving their competitive position.

Everett Charles Technologies' sales increased slightly as its acquisition of MultiTest was held for all of 2002 versus only seven months of 2001. The North American test market remained very weak while customer new product introductions
(NPI) were also slow. ECT's probe and fixture business depend to a large degree on customer NPI. ECT's two German bare board test equipment companies maintained their sales levels and increased their profitability. The back-end semiconductor test market showed some strengthening in the second half of 2002, up significantly from the second half of 2001.

                                    22 of 79

OK International saw a smaller decline in sales for 2002 compared to 2001 and reported a loss. OK depends to a large part on the overall electronics manufacturing industry and its results reflected the softness in that market.

Alphasem reported a slight upturn in sales despite the overall decline in the semiconductor industry. Alphasem manufactures die-bonding equipment for the back end of the semiconductor industry. Despite its improved sales efforts, Alphasem still reflected a comparable loss to 2001 as Alphasem tried to meet the demands of new product innovation.

Dover Technologies acquired Hover-Davis in the fourth quarter of 2002. Hover-Davis is the largest independent manufacturer of component feeding, direct die feeding and label printing devices for the circuit board assembly market. It sells its products directly to both OEM (including Universal Instruments) and end users of placement equipment. Since it was acquired in the fourth quarter, it did not have a significant impact on reported sales or earnings.

Entering 2003, the CBAT companies plan to operate at sales levels achieved in the last half of 2002 as they believe it is not possible to forecast the timing of an upturn at this point in time. Since the beginning of 2001, all of the CBAT companies have reduced their operating costs significantly and are finding less expensive sources for their materials or manufacturing locations. Their product development is on track for addressing their customers' needs. Assuming no further adverse trends, these companies expect to achieve modest levels of profitability in 2003.

SEC
In Technologies' SEC companies, sales for the year were $205.6 million compared to $341.6 million last year, a decrease of 40%. SEC reported a loss of $7.1 million in 2002 which included inventory, restructuring and other charges of $9.9 million compared to earnings of $42.1 million in 2001 which included restructuring and other charges of $10.2 million.

The SEC companies produce highly specialized, often custom designed, high-end components used in a wide variety of electronic devices. During 2002, all of the SEC companies began to shift their focus from predominantly serving the wired and wireless telecommunications industry, to high-reliability medical, space, avionics and military applications. Though there is a greater mix of industries served today, the largest customer base still remains in the telecommunications market. Much of the excess industry inventory built up during 2000 and early 2001 has been depleted. However, the telecom and datacom service providers are still very cautious in their capital equipment spending as their business models are changing and new Federal telecommunications regulations are being developed. Although it is starting to become apparent that the imbedded communications infrastructure systems and equipment are showing the stresses of increased capacity and lack of investment over the past 24 months, it will be necessary for the anticipated Federal regulations to evolve and a rationalization of the business model of these telecom service providers to occur before growth in capital spending will resume. The timing of this impact is unknown.

Quadrant's sales decreased significantly resulting in an operating loss for 2002. Quadrant, under a new President, began a major restructuring early in the year to consolidate facilities, reorganize the company structure to better address the changes in its customer base and product needs, and to right size its workforce. It also has focused on the Asian market and in growing its high reliability space and military positions.

The capacitor companies, Novacap and Dielectric, saw continued decreases in their sales, as they both serve the telecommunications industries. However, their specialty products have avionics, military and medical applications which are showing growth. Novacap and Dielectric reported small losses mostly attributable to write-off of excess equipment.

K&L Microwave saw a significant decrease in sales but was able to maintain a slight profit. It was hard hit by the telecommunication downturn as it serves the base station deployment customers. K&L has opened a facility in Nanjing, China to provide telecommunication infrastructure products to the growing Chinese and Asian markets. Dow-Key Microwave improved its earnings on relatively flat sales. Dow-Key has a strong military and space program that continues to see funding for product deployment.

While the near term future remains unclear in the telecommunications industry, the SEC companies expect to be modestly profitable at 2002 sales levels, while working to address a broader customer base and be a global supplier of custom, high-end component products.

MARKING AND CODING
Imaje, the French-based industrial ink-jet printer and ink manufacturer, had full year earnings of $49.8 million, down 7% from last year but still generated the highest earnings of any Dover company. Sales were up 11% or $22.5 million from last year. Imaje continued with the integration of its mid-2001 acquisition of Markpoint, with sales increasing 11%. A new thermal printer line was rolled out to the Imaje marketing channels. Imaje has strong global presence selling direct in the majority of its markets while using distributors to expand its reach to over 90 countries. As a result of a tight industrial market place in Europe and the Americas, and the increasing mix of Markpoint products, which utilizes somewhat less consumables in their marking, margins decreased from 26% to 21%.

                                    23 of 79

In 2002, Imaje opened its new ink plant and research and development center at its headquarters in Valence, France.

CRITICAL ACCOUNTING POLICIES

The Company's consolidated financial statements and related public financial information are based on the application of generally accepted accounting principles in the United States of America ("GAAP"). GAAP requires the use of estimates, assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue and expense amounts reported. These estimates can also affect supplemental information contained in the external disclosures of the Company including information regarding contingencies, risk and its financial condition. The Company believes its use of estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. Valuations based on estimates are reviewed for reasonableness and conservatism on a consistent basis throughout the Company. Primary areas where financial information of Dover is subject to the use of estimates, assumptions and the application of judgment include the following:

Revenue is recognized and earned when all of the following circumstances are satisfied, a) persuasive evidence of an arrangement exists, b) price is fixed or determinable, c) collectibility is reasonably assured and d) delivery has occurred. In revenue transactions where installation is required, revenue can be recognized when the installation obligation is not essential to the functionality of the delivered products. Revenue transactions involving non-essential installation obligations are those which can generally be completed in a short period of time, at insignificant cost and the skills required to complete these installations are not unique to the Company and in many cases can be provided by third parties or the customers. If the installation obligation is essential to the functionality of the delivered product, revenues are deferred until installation is complete. In a limited number of revenue transactions, other post shipment obligations such as training and customer acceptance are required and, accordingly, revenues are deferred until the customer is obligated to pay, or acceptance has been confirmed. Shipping and handling fees are not material and are generally credited to revenue with related costs principally charged to cost of sales. Service revenues are recognized and earned when services are performed and are not significant to any period presented.

Allowances for doubtful accounts are estimated at the individual operating companies based on estimates of losses related to customer receivable balances. Estimates are developed by using standard quantitative measures based on historical losses, adjusting for current economic conditions and, in some cases, evaluating specific customer accounts for risk of loss. The establishment of reserves requires the use of judgment and assumptions regarding the potential for losses on receivable balances. Though Dover considers these balances adequate and proper, changes in economic conditions in specific markets in which the Company operates could have a material effect on reserve balances required. In times of rapid market decline, such as affected a number of Dover Technologies' companies in 2001 and 2002, reserve balances needed to be adjusted in response to these unusual circumstances.

Inventory for the majority of the Company's subsidiaries, including all international subsidiaries and the Dover Technologies segment, are stated at the lower of cost, determined on the first-in, first-out (FIFO) basis, or market. Other domestic inventory is stated at cost, determined on the last-in, first-out
(LIFO) basis, which is less than market value. Under certain market conditions, estimates and judgments regarding the valuation of inventory are employed by the Company to properly value inventory. Dover Technologies companies tend to experience higher levels of inventory value fluctuations, particularly given the relatively high rate of product obsolescence over relatively short periods of time.

During the year, the Company established restructuring reserves at a number of operations. These reserves, for both severance and exit costs, required the use of estimates. Though Dover believes that these estimates accurately reflect the costs of these plans, actual results may be different than the estimated amounts.

Dover has significant tangible and intangible assets on its balance sheet that include goodwill and other intangibles related to acquisitions. The valuation and classification of these assets and the assignment of useful depreciation and amortization lives involves significant judgments and the use of estimates. The testing of these intangibles under established accounting guidelines (including the recently adopted SFAS No. 142) for impairment also requires significant use of judgment and assumptions. Dover's assets are tested and reviewed for impairment on an annual basis. Changes in business conditions could potentially require future adjustments to these valuations.

The valuation of Dover's pension and other post-retirement plans requires the use of assumptions and estimates that are used to develop actuarial valuations of expenses and assets/liabilities. These assumptions include discount rates, investment returns, projected salary increases and benefits, and mortality rates. The actuarial assumptions used in Dover's pension reporting are reviewed annually and compared with external benchmarks to assure that they accurately account for Dover's future pension obligations. Changes in assumptions and

                                    24 of 79
future investment returns could potentially have a material impact on Dover's pension expenses and related funding requirements. Dover's expected long-term rate of return on plan assets is reviewed annually based on actual returns and portfolio allocation.

Dover has significant amounts of deferred tax assets that are reviewed for recoverability and valued accordingly. These assets are evaluated by using estimates of future taxable income streams and the impact of tax planning strategies. Reserves are also estimated for ongoing audits regarding Federal, state and international issues that are currently unresolved. The Company routinely monitors the potential impact of these situations and believes that it is properly reserved. Valuations related to tax accruals and assets can be impacted by changes to tax codes and rulings, changes in statutory tax rates and the Company's future taxable income levels.

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

Dover has established reserves for environmental and legal contingencies at both the operating company and corporate levels. A significant amount of judgment and use of estimates is required to quantify Dover's ultimate exposure in these matters. The valuation of reserves for contingencies is reviewed on a quarterly basis at the operating and corporate levels to assure that Dover is properly reserved. Reserve balances are adjusted to account for changes in circumstances for ongoing issues and the establishment of additional reserves for emerging issues. While Dover believes that the current level of reserves is adequate, changes in the future could impact these determinations.

The Company from time to time will discontinue certain operations for various reasons. Estimates are used to properly restate the assets and liabilities of discontinued operations to their estimated fair value less costs to sell. These estimates include assumptions relating to the proceeds anticipated as a result of the sale. Changes in business conditions or the inability to sell an operation could potentially require future adjustments to these estimates.

LIQUIDITY AND CAPITAL RESOURCES

Management assesses the Company's liquidity in terms of its ability to generate cash to fund its operating, investing and financing activities. Significant factors affecting liquidity are: cash flows generated from operating activities, capital expenditures, acquisitions, dividends, stock repurchases, adequacy of available bank lines of credit and the ability to attract long-term capital with satisfactory terms.

Cash flows from Continuing Operations

               (in thousands)                       2002          2001
----------------------------------------------------------------------------
Cash flows provided by operating activities     $   394,915    $  683,280

Cash flows (used in) investing activities       $  (184,072)   $ (422,619)

Cash flows (used in) financing activities       $  (140,299)   $ (545,006)

The decrease in cash provided by operating activities from 2001 of $288.4 million is primarily due to lower decreases in accounts receivable and inventories, which provided cash of $314.1 million in 2001 as compared to only $101.0 million in 2002. In addition, a large estimated 2001 federal tax payment of approximately $40.0 million was made in 2002 and a discretionary $44.0 million cash contribution was made to the Company's pension plans. Lastly, cash outflows associated with restructuring and exit costs also decreased operating cash flows.

Cash used in investing activities decreased $238.5 million in 2002 as compared to 2001. Capital expenditures decreased $60.3 million to $102.3 million reflecting reduced need. Capital expenditures for 2003 are budgeted to be approximately $150 million, but the Company expects the actual level to be lower and will internally finance these capital expenditures. During 2002, the Company invested on a net economic basis (defined as the GAAP purchase price adjusted for debt assumed and cash acquired) $100.1 million in acquisitions as compared to $281.8 million in 2001 which is a decrease of $181.7 million or 64%. Acquisition activity in 2003 is expected to approach 2001 levels but is largely dependent upon the availability of appropriate acquisition candidates.

Cash used in financing activities was primarily for the cash dividends paid to stockholders of $109.4 million, the repurchase of 511,400 shares of treasury stock at an average price of $27.45 for $14.0 million, and finally the repayment of commercial paper borrowings, offset by $8.4 million in proceeds from the termination of two interest rate swap agreements. The principal cause for the decrease of $404.7 million in 2002 for cash used in financing activities was due

                                    25 of 79
to a net decrease in notes payable and long term debt of $411.2 million in 2001 as compared to only a $21.8 million decrease in 2002.

Net Debt and Capitalization

          (in thousands)                       2002             2001
-------------------------------------------------------------------------
Total debt                                 $  1,054,060     $   1,075,257

Less:  Cash and cash equivalents                294,448           175,331
       Marketable securities                        511               997
                                           ------------------------------
Net debt                                        759,101           898,929
Add:   Shareholders equity                    2,394,623         2,519,281
                                           ------------------------------
Total capitalization                       $  3,153,724     $   3,418,210

Total debt to total capitalization                   33%               31%

Net debt to total capitalization                     24%               26%
-------------------------------------------------------------------------

The Company utilizes the total debt and net debt to total capitalization calculations to assess its overall financial leverage.

Under the terms of the two new Revolving Credit Agreements dated October 2002 (which replaced the old Revolving Credit Agreement dated November 2001), the Company has $600 million of bank credit availability. The arrangements include a $300 million 364-day facility and a $300 million 3-year facility. The new 364-day facility bears interest at LIBOR plus .23% and the new 3-year facility bears interest at LIBOR plus .21%. The key financial covenant of these facilities requires the Company to maintain an interest coverage ratio of EBITDA to net interest expense of not less than 3.5 to 1. The Company has been in compliance with the covenant and the ratio was 7.8 to 1 as of December 31, 2002. This credit facility was unused during 2002. Under the terms of the old Revolving Credit Agreement dated November 2001, the Company had $750 million of bank credit availability. This credit facility was unused during 2001. The Company chose to decrease the aggregate amount of its Revolving Credit Facility from $750 million to $600 million due to the anticipated reduced need for short-term financing. The Company intends to replace the $300 million 364-day Credit Facility on or before its expiration date of October 17, 2003 at equivalent market rates. The Company established a new Canadian Credit Facility in November of 2002. Under the terms of this Credit Agreement, the Company has a Canadian (CAD) $30 million bank credit availability and has the option to borrow in either Canadian Dollars or U.S. Dollars. At December 31, 2002, the outstanding borrowings under this facility were $16.3 million in U.S. dollars. The covenants and interest rates under this facility match those of the primary $600 million Revolving Credit Facilities. The Canadian Credit Facility expires on November 25, 2003. The Company intends to replace the Canadian Credit facility on or before its expiration date at comparable market rates. The primary purpose of these agreements is to act as an alternative for short term financing in the event of a disruption in the commercial paper market which the Company normally accesses for its short term borrowing needs.

The Company may, from time to time, enter into interest rate swap agreements to manage its exposure to interest rate changes. Interest rate swaps are agreements to exchange fixed and variable rate payments based on the notional principal amounts. As of December 31, 2001, the Company had two interest rate swap agreements terminating on November 15, 2005 with a total notional amount of $150 million to exchange fixed rate interest for variable. Both swaps were designated as fair value hedges of the $250 million Notes, due November 15, 2005, and the net interest payments or receipts from these agreements, during 2001, were recorded as adjustments to interest expense. There was no hedge ineffectiveness as of December 31, 2001 and the fair value of the interest rate swaps determined through market quotation of $0.5 million was reported in other assets and long-term debt. During 2002, both of the interest rate swaps were settled, which resulted in net gains of $8.4 million. These gains were deferred and are being amortized over the balance of the term of the debt, permanently reducing the effective interest rate of the $250 million Notes, due November 15, 2005 from 6.5% to 5.3%.

In 2000, the Company filed a shelf registration for the issuance of up to $1 billion in senior debt securities and on February 12, 2001 issued $400.0 million of 6.50% Notes due February 15, 2011 under this registration. The proceeds were used to reduce short-term commercial paper borrowings. Under the shelf registration up to $600.0 million of debt securities could be issued currently, if such financing was required.

Management is not aware of any potential impairment to the Company's liquidity, and the Company was in compliance with all its long-term debt covenants. It is anticipated that in 2003 any funding requirements above cash generated from operations will be met through the issuance of commercial paper or, depending upon market conditions, through the issuance of long-term debt or some combination of the two.

                                    26 of 79

The Company's credit ratings are as follows for the years ended December 31:

                                     2002                                2001
-----------------------------------------------------------------------------------------
                        Short term          Long term       Short term          Long term
                        -----------------------------       -----------------------------
Moody's                     P-1                 A1              P-1                 A1

Standard & Poor's           A-1                 A+              A-1                 A+

Fitch                        F1                 A+               F1                 A+
=========================================================================================

A summary of the Company's long-term debt maturities and rental commitments as of December 31, 2002 is as follows:

  (in thousands)              Total          2003        2004          2005         2006      Thereafter
--------------------------------------------------------------------------------------------------------
Long term debt            $  1,033,449    $   3,150   $    2,396   $   250,246   $      419   $  777,238
Rental Commitments             152,380       31,871       25,481        21,255       15,983       57,790
--------------------------------------------------------------------------------------------------------
Total obligations         $  1,185,829    $  35,021   $   27,877   $   271,501   $   16,402   $  835,028
--------------------------------------------------------------------------------------------------------

The Company utilizes the current ratio (current assets divided by current liabilities) and the quick ratio (current assets net of inventories divided by current liabilities) to assess its overall ability to meet short-term obligations.

(in thousands)           2002          2001
-------------------------------------------
Current ratio            2.38          2.01

Quick ratio              1.53          1.19
-------------------------------------------

In 2002, accounts receivable increased $6.0 million to $669.9 million, inventories decreased $43.9 million to $595.1 million and accounts payable decreased $2.4 million to $199.6 million. Decreased inventory levels resulted from declining volumes and reserves recorded in 2002 of approximately $12.0 million to state inventory at the lower of cost or market, primarily in the Technology segment.

At December 31, 2002, the Company's net property, plant, and equipment amounted to $704.9 million compared with $738.2 million at the end of the preceding year. Goodwill decreased $253.2 million as a result of the impairment recorded for $345.1 million upon adoption of SFAS 142 offset by goodwill from acquisitions of $43.1 million and the cumulative translation adjustment and other adjustments for $48.9 million. Intangible assets, net of amortization increased $31.6 million during 2002 principally as a result of acquisitions.

The aggregate of current and deferred income tax liabilities decreased from $222.3 million at the beginning of the year to $154.6 million at year-end. This decrease resulted primarily from the payments of amounts related to extensions granted for 2001 U.S. estimated tax payments in 2002.

Retained earnings decreased from $3,395.2 million at the beginning of 2002 to $3,164.6 million at December 31, 2002. The $230.7 million decrease resulted from 2002 net losses of $121.3 million, and cash dividends which aggregated $109.4 million. Stockholders' equity decreased from $2,519.3 million to $2,394.6 million. The $124.7 million decrease resulted mainly from the $230.7 million decrease in retained earnings and treasury stock purchases of $14.0 million reduced by equity adjustments related to foreign currency fluctuations of $111.3 million.

Dover's consolidated pension benefit obligation increased by $17.1 million in 2002. The increase was due principally to increases in actuarial losses. In addition, plan assets decreased $16.0 million due to losses sustained on plan investments during the year partially offset by contributions of $44.0 million. Due to the decrease in the net funded status of the plans, it is estimated that pension expense will increase approximately $7 million in 2003. The Company anticipates having to contribute to its pension benefit plans in 2003 between $25 million and $45 million.

The Company believes that existing sources of liquidity are adequate to meet anticipated funding needs at comparable risk-based interest rates for the foreseeable future. Acquisition spending would increase company debt but, management anticipates that the debt to capital ratio will remain generally consistent with historical levels. Operating cash flow and access to capital markets are expected to satisfy the Company's various cash flow requirements, including acquisition spending and pension funding as needed.

                                    27 of 79

NEW ACCOUNTING STANDARDS

In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations", which is effective for fiscal years beginning after June 15, 2002. SFAS No. 143 establishes the accounting standards for the recognition and measurement of obligations associated with the retirement of tangible long-lived assets. Under SFAS No. 143, the costs of retiring an asset will be recorded as a liability when the retirement obligation arises, and will be amortized over the life of the asset. The effect of the adoption of SFAS No. 143 is expected to be immaterial to the Company's consolidated results of operations and financial position.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections", which is effective for certain transactions, fiscal years and financial statements issued on or after May 15, 2002. The effect of the adoption of SFAS No. 145 is immaterial to the Company's consolidated results of operations and financial position.

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", which is effective for disposal activities initiated after December 31, 2002. The standard replaces EITF Issue 94-3 and requires companies to recognize costs associated with exit or disposal activities when they are incurred, as defined in SFAS No. 146, rather than at the date of a commitment to an exit or disposal plan. The provisions of SFAS 146 are to be applied prospectively. The Company is still assessing the potential impact of SFAS No. 146 on its consolidated results of operations and financial position.

In November of 2002, the FASB issued FASB Interpretation No. 45 (FIN 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57 and 107 and Rescission of FASB Interpretation No. 34." FIN 45 clarifies the requirements of FASB Statement No. 5., "Accounting for Contingencies", relating to the guarantor's accounting for, and disclosure of, the issuance of certain types of guarantees. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods that end after December 15, 2002 and have been incorporated into the footnotes. The provisions for initial recognition and measurement are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002, irrespective of the guarantor's year-end. FIN 45 requires that upon issuance of a guarantee, the entity must recognize a liability for the fair value of the obligation it assumes under that guarantee. The Company has adopted the disclosure requirements of FIN 45 and does not expect the impact to be material.

In December of 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure - an amendment of SFAS 123" which is effective for fiscal years ending after December 15, 2002 regarding certain disclosure requirements which have been incorporated into the footnotes. This Statement amends FASB Statement No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of that Statement to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. Finally, this Statement amends APB Opinion No. 28, "Interim Financial Reporting", to require disclosure about those effects in interim financial information.

In January of 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities, an interpretation of ARB 51", which is effective for certain variable interest entities created and financial statements issued after January 31, 2003. The Company does not have any variable interest entities. Accordingly, FIN 46 will not impact the consolidated results of operations and financial position.

2001 COMPARED WITH 2000

SUMMARY

In 2001, Dover Corporation sales declined 14% from 2000 to $4,368.4 million. This decline was primarily due to the dramatic impact on Dover Technologies' of the market contraction in demand for its products serving the electronics industry. All of the Dover Technologies businesses were impacted. At the same time, many of the industrial businesses in the other three operating segments were negatively impacted by the slowdown in general economic activity.

As a result, segment income from continuing operations totaled $358.0 million in 2001, a decline of 58% from 2000. Record earnings of $384.8 million in Technologies in 2000, a "boom" year, dropped to $5.6 million in 2001. Industries' earnings of $191.0 million in 2000, declined 26% to $142.2 million in 2001, the result of weak markets for most companies. Diversified's earnings declined 36% from $150.6 million in 2000 to $95.9 million in 2001, largely due to operational problems at Crenlo, but also due to weak markets for several businesses. Dover Resources' earnings declined 6% from $121.4 million in 2000 to

                                    28 of 79

$114.2 million in 2001, as strength in oil and gas related businesses until late in the year were offset by weakness in industrial markets.

As the result of unexpectedly weak market conditions, efforts were made throughout the year, and more intensively as the year progressed, to "right-size" by reducing employment levels, eliminating costs, and restructuring operations.

DOVER DIVERSIFIED

Dover Diversified's sales increased 9% in 2001 to $1,118.3 million, but earnings declined 36% to $95.9 million. Continuing earnings were reduced $18.1 million by charges for restructurings, inventory, accounts receivable and other reserves. Before these charges, earnings were down 24%. Segment profit margins declined to 9% from 15%. A substantial amount of the decline in earnings related to Crenlo, where strong earnings in 2000 became a significant loss in 2001. This, along with earnings declines at Tranter, Mark Andy and SWF, caused by difficult market conditions, offset gains at Hill Phoenix, Sargent, Waukesha and Performance Motorsports.

Hill Phoenix's sales increased dramatically, setting a new record in 2001, easily retaining its number one sales position within Diversified. This was accomplished in a market that declined about 7% during the year. Hill Phoenix's 2001 market share gain should establish it as the strong number two company in its highly competitive marketplace. Market share growth was a function both of being well positioned with the fastest growing customers, and of penetrating new key accounts. Some of these are the large discount chains that are becoming larger competitors of the supermarket operators. Bookings grew and backlog increased all through the year, until the fourth quarter when some spending commitments were delayed into the coming year. Earnings were also sharply higher, as margins were maintained. Both sales and earnings were helped to a degree by the contribution of National Cooler, a walk-in cooler case business acquired in September 2000 in an effort to broaden the product line, which was successfully integrated into Hill Phoenix operations.

In a year when the competitive landscape was marked by consolidation, particularly in the supermarket industry, the stability and experience of the Hill Phoenix management team and the perceived technical superiority of its product line both contributed to growth in market share.

Tranter, one of Diversified's largest businesses, again captured the distinction of being its largest profit contributor despite significant erosion in profit margin. Tranter's trend of steady growth and high, stable margins was broken in a very challenging 2001. Tranter is highly dependent on industrial capital spending, one of the weakest sectors of the economy. In addition, the strength of the U.S. dollar gave foreign-based competitors an advantage in the U.S. radiator market, and price competition was severe. Also because of U.S. dollar strength, the profitability of Tranter's foreign operations was lower when translated from local currency. Some plant inefficiencies and temporary product line gaps also contributed to the shortfall in earnings.

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

As the year progressed, all served markets began to slow down, and then, late in the year, contract rapidly. Costs added from the new plant added complexity to the management challenge. New management's improvement initiatives were unable to keep pace with the declining market, and losses continued. The focus is on customer satisfaction through on-time delivery, quality and value and on regaining Crenlo's historically stable profit profile.

Sargent's 2001 sales, adjusted for operations discontinued in the fourth quarter, were up sharply due to a strong backlog at the beginning of the year and stable conditions in both the aerospace and marine markets for much of the year. However, with the weakening of market conditions after the September 11th terrorist attacks, aerospace order intake, particularly in the profitable aftermarket segment of the business, declined precipitously along with airline

                                    29 of 79
traffic. Earnings for the year were also up to record levels, as margins remained stable, despite heavy investment in new regional jet and marine product development programs.

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

Mark Andy's printing markets were weak throughout 2001, leading to a substantial drop in profitability. Sales were higher due to the acquisition of Comco at the end of March, but its sales and profitability were substantially below expectations as well. As a result of the weak market, the integration of Comco was accelerated, with more cost cutting at both facilities than had been originally planned. Significant reductions in employment and plant consolidations helped at both businesses, but these actions were not able to restore margins. Mark Andy also consolidated facilities at its Graphics Microsystems business. With the cost reductions completed to-date, a renewed emphasis on marketing and new product development, and continued focus on gaining efficiencies, Mark Andy is well-positioned for an improvement in the market, but significant improvement in profitability will likely await better market conditions.

Waukesha Bearings set an earnings record in 2001 on sharply higher sales. This was driven primarily by continued strength in demand for its large bearing products from the gas turbine market. Demand for electrical power generation capacity was particularly strong, and bookings and backlog remained at high levels throughout the year. However, the likely duration of this market's "boom" period, which had been expected to continue for at least a few more years, has recently been questioned with the decline in electrical usage in the economic downturn, relative to capacity recently added. Waukesha's geographic penetration, technical capabilities, and product offerings were substantially improved with the third quarter acquisition of Federal Mogul RPB, a U.K. based bearing manufacturing company. This acquisition makes Waukesha the clear market leader in its niche.

Performance Motorsports Inc. (PMI) had a much stronger sales and earnings performance in 2001 than it did in the prior year and a record performance on both metrics, with consistently high margins. Though this was helped by acquisitions of the Carillo and Perfect Bore businesses in the second half, the core business also performed well for most of the year. Some market weakness was evident in the fourth quarter. Performance improvements were primarily due to investments in manufacturing efficiency and technical capabilities. Tangible improvements in throughput, quality and cost reduction were also due to a successful focus on "lean manufacturing" tools and techniques. The recent acquisitions, though small, have also helped position PMI well in its markets through improved geographic coverage, manufacturing synergies and a broader array of technical capabilities for each of its market segments.

SWF's sales increased substantially in 2001 largely due to the full year impact of acquisitions made in 2000, and the contribution of acquisitions made early in 2001. However, earnings declined for two reasons. Externally, the market for SWF's packaging machine products was down an estimated 20%. In this environment, SWF was able to maintain market share. Internally, the management complexity of the acquisition integration process caused some slippage in focus on customers and product cost. Improved internal processes, and the renewed focus on product improvement and internal cost control should help improve margins regardless of market conditions.

Belvac's position as the only remaining independent supplier of can forming equipment ties its fortunes to the capital spending cycles and sourcing preferences of its customers, some of whom have competing in-house capabilities. Belvac is now structured to perform well even in the cyclical troughs in this market. Thus the weak market experienced in 2001 resulted in a meaningful sales decline but a more modest profit decline, enhancing its profile as a strong cash flow contributor.

In 2001, Langbein & Engelbracht's sales increased modestly; however, earnings were flat as competitive pricing pressures held margins down. Improved market segmentation, investment in sales coverage, focus on higher first pass yield, and project bidding with complementary suppliers may lead to more opportunities but anemic economic growth in Europe will be a limiting factor.

DOVER INDUSTRIES

Dover Industries' sales in 2001 declined 4% to $1,160.1 million, as general weakness in its industrial and commercial markets impacted most of its companies. Heil Environmental, Texas Hydraulics, DovaTech and the food service markets of Groen and Randell experienced the largest sales declines. Continuing earnings of $142.2 million were reduced for the year by $4.6 million in charges for restructurings, inventory and other reserves. Without those charges, earnings were down 23%. Segment operating profit margins declined from 16% to 12%.

                                    30 of 79

After Heil Environmental's strongest earning year in its history in 2000, market conditions entering 2001, outside of large municipal markets (such as New York
City), were showing signs of softness. As the year progressed, all the negative factors which can make this business cyclical such as capital spending constraints at the large waste haulage companies, higher fuel costs, and the impact of economic uncertainty on spending plans (particularly by the independent smaller operators), were in evidence. The loss of a major portion of one large customer's business during the first quarter compounded this problem, as did a slow down in product acceptance in New York City after September 11th. These factors led results for the year to fall below those of the prior two years, both of which were new records at the time. Nonetheless, 2001 represented the third best year in company history and though margins declined, they remained significantly above the average for all Industries companies.

Heil Environmental has responded with programs for lowering product cost, both through product redesign and "lean" manufacturing initiatives.

Marathon, influenced by many of the same industry dynamics, was plagued not only by a very weak market, but also by fierce competition from a heavily leveraged competitor liquidating inventory at low prices. Marathon has a much broader range of product capability than any of its competitors, and can adapt more readily in such a market--and it did receive important new business with large national waste haulage and chain store accounts. However, Marathon typically operates with relatively low backlogs, and the weak economy, particularly since the fourth quarter, has led the company to focus on internal cost containment programs to maintain its still above average margin levels.

For Rotary Lift, long one of Industries' largest earnings contributors and increasingly so, 2001 was both a very challenging and successful year. The market for automotive lifts was down 12%, after a smaller decline the prior year. However, Rotary's sales in 2001 were flat with the prior year, and it further improved its leading market share position. Rotary successfully continued its track record of using cost reduction to drive price competitiveness in the market, while maintaining margins. Rotary was also able to solidify its position by developing a new product, "In-Bay"(TM). Having the most technologically advanced product has helped grow market share, particularly with larger accounts, such as the large auto repair chains.

Heil Trailer, one of Industries' largest companies measured by sales, endured its second straight year of double-digit percentage earnings declines, which in turn followed a year of flat earnings, because of the continuing recession in its markets. Capital spending programs at the major oil companies for petroleum tankers have been hurt by the wave of industry consolidations and the market for dry bulk trailers has remained very weak. A pickup in military orders, particularly at the recently acquired Kalyn/Siebert business, helped later in the year.

The decline in the market has intensified competitive pricing pressure. Heil has responded with new products, such as safer low profile petroleum tanker trailers, and a repeatedly demonstrated commitment to cost reductions. Heil has thus been able to stabilize margins, albeit at much lower than traditional levels. Late in the year, Heil suffered currency losses in its Argentine operation due to that country's currency crisis, but the other small operations in the U.K. and Thailand both showed improved performance. Heil Trailer's ability to address global oil companies' international product and service needs is a distinct competitive advantage.

Texas Hydraulics' historical growth in sales and earnings, with very strong margins, has been driven by a product differentiation strategy to provide engineered solutions to customers' hydraulic cylinder needs. However, in 2001 all served markets were down substantially, particularly in Texas Hydraulics' important aerial lift and utility platform markets. This trend began in 2000 and was driven by consolidation in the rental equipment end-markets for these applications. It resulted in a substantial decline in sales and earnings, but a more modest margin deterioration. Texas Hydraulics has responded by re-emphasizing penetration in other end-markets through new products and new designs, but price competition has been fierce due to excess industry capacity. Thus, significant investment has been made in "lean manufacturing" tools and techniques, leading to higher quality, quicker response time to customers, and lower labor and material cost.

PDQ, which joined Dover in mid-1998, turned in yet another full year of substantial sales and earnings growth based on its continued penetration of the vehicle wash equipment market with its innovative "touch-less" products. PDQ's success is based on successful new market introductions, close attention to competitive pricing, and continual cost reductions.

Tipper Tie struggled in 2001 with both internal and external problems that led to flat sales and lower margins. Early in the year, demand for capital equipment from meat processors was severely reduced by the "mad cow" and "hoof and mouth" disease scares, particularly in Europe where roughly 50% of Tipper Tie's sales are generated. Though this effect dissipated as the year progressed, margins for new equipment came under pressure as the soft market caused fierce competition. Intense price competition was also seen in the clip market. Miscues in product

                                    31 of 79
introductions further depressed earnings. Entering 2002, cost reductions (particularly in the U.S.), the introduction of proven European products into the U.S. market, and new clip designs are the focus of Tipper Tie's still new management team.

Triton, which was acquired in early 2000, has under-performed initial expectations, and 2001 was a particularly difficult year. Sales were flat, but profits were a fraction of the prior year. Adverse external factors included an industry upheaval caused by the rapid rise and then decline to bankruptcy of Credit Card Center (CCC), an independent sales organization that flooded the market with competitor's product. This resulted in a market overloaded with a great many unused ATM machines when CCC's business model proved unviable. That overhang, which has not been fully absorbed by early 2002, is further complicated by slowing domestic market growth, and resultant price competition. Internally, Triton has struggled with delayed new product development and introductions, as well as manufacturing inefficiencies. In the fourth quarter of 2001, Triton executed a major staff reduction, realigned the management structure in marketing and manufacturing, and re-invigorated the product pipeline.

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

Groen's institutional food service equipment market declined in 2001, particularly in the fourth quarter, causing Groen's sales and earnings to also decline. A new management team has re-invigorated product development and has begun introducing product line extensions and variations and has a new cost conscious business model to grow margins and cash flow.

Randell's market, concentrated in the restaurant chains, has grown for a number of years as the percentage of meals eaten away from home increased. However, this trend may have slowed. The market, increasingly competitive, now depends more on renovations and less on new construction. For 2001, these trends were amplified in the weak economic environment, and margins suffered. In 2002, Randell expects to renew its focus on new product development as a strategy to gain share, and on operational improvements for competitiveness and margin recovery.

After the sale of its main line welding products business in April of 2001, DovaTech's remaining laser and laser cooler business was hit hard by the economic downturn particularly in solid-state applications for the telecommunications industry. Machine tool customers also slowed orders as the year progressed.

DOVER RESOURCES

Dover Resources sales in 2001 increased 6% to a record $897.4 million, largely due to strength in the oil and gas production markets served by Petroleum Equipment Group, C. Lee Cook and Quartzdyne, and due to the full year impact of add-on acquisitions in 2000. Earnings of $114.2 million in 2001 were reduced by $7.1 million in charges for restructurings, inventory and other reserves. Without those charges, earnings would have been slightly higher than the prior year. Operating profit margins declined from 14% in 2000 to 13% in 2001, as very difficult conditions in the automotive and transportation markets impacted several Dover Resources' companies.

Petroleum Equipment Group's ("PEG") 2001 sales and earnings were both about 20% higher than in 2000, reaching a modern record (post early 1980's boom period). Through the first half of the year, demand was strong in the oil and gas production markets served and across all product lines, but particularly for sucker rods used in oil production. After mid-year, these markets weakened considerably, and by the end of 2001, PEG's results were comparable to the same period in 2000. Significant investments in production capabilities and business streamlining initiatives since 1998 have resulted in lower product costs, improved flexibility and reduced cycle times. These initiatives have also helped PEG further increase its market penetration.

Lower oil prices discouraged new drilling as the year progressed. Declining natural gas prices also reduced spending by natural gas producers. However, all PEG units were able to maintain solid profitability even while demand was weakening. Norriseal has been able to regain market share for its valves and controls through enhanced customer service, Norris and AOT have been successful with their sucker rod guide initiatives, and Ferguson-Beauregard's plunger lift product line achieved solid success with its new initiative to provide complete control systems to natural gas producers.

                                    32 of 79

C. Lee Cook's record sales and earnings results in 2001 reflected strong demand from the natural gas production and distribution customers (both OEM and aftermarket) for its gas compressor components. Cook's recent investments in improved manufacturing processes, increased capacity, new products, product line extensions, and strong results from the service and repair operations at its Compressor Components unit contributed to the company's ability to capitalize on the strong market. The demand for increased natural gas production evident earlier in 2001 has waned as new production has become available and demand and prices declined in a weaker economy. As a result, C. Lee Cook's sales in the OEM segment of the market will likely decline in 2002, with some possible offset from increased emphasis on aftermarket sales of components and services, new product initiatives and increased penetration in international markets.

Quartzdyne also had record sales and earnings in 2001, as high oil prices spurred new oil well drilling and completions in the first half of the year. A result of product development initiatives, Quartzdyne's "ruggedized" pressure transducer product line, utilizing enhanced quartz pressure sensor technology and hybrid circuit designs, is being increasingly used in measurement while drilling, permanent pressure measurement and "intelligent completions" applications.

In 2001, OPW Fueling Components managed a modest sales increase and maintained flat earnings and margins in a challenging market. New service station construction activity has continued to be slow, as pricing pressure on the major oil companies and convenience store chains have curtailed investment. The only source of significant new retail station growth has been in the "hyper-market" segment. Industry consolidation at all levels of the market -- oil companies, distributors and competitors -- has been a dampening factor, but has left the company in a comparatively favorable position because of its strong product line and global reach. Replacement demand for OPW Fueling Components' broad product line of gasoline nozzles and other service station devices has been more stable. Success continues with the Pisces(TM) line of underground secondary containment systems and with Petro Vend's automated fuel management systems. OPW Fueling Components' investment for its new line of enhanced vapor recovery products positions it well as environmental compliance expectations increase in all markets.

In 2001, OPW Fluid Transfer Group suffered from continued weakness in its petroleum, dry bulk, chemical and petrochemical transportation-related businesses. The benefits of a major business restructuring initiative undertaken in 1999, which boosted 2000's results, also helped maintain respectable margins in 2001. Nevertheless, further cost reductions and restructuring actions were undertaken during the year. OPW Fluid Transfer Group's focus in 2002 will be to maintain margins in a weak market, as it continues new product development and customer service initiatives in order to benefit from substantial positive operating leverage when transportation markets recover.

As a result of internal and operational improvements, better results from its international sales channels, and successful introduction of a complete line of plastic bolted pumps, Wilden has maintained solid operational profitability in spite of the generally weak industrial and process industry markets it serves.

Blackmer experienced a significant profit improvement in 2001, as higher European sales and a more pronounced increase in European margins resulted from the streamlining actions initiated in 2000. With the exception of government-related sales, most of Blackmer's other served markets -- industrial, petroleum, chemical and petrochemical, and transportation-related -- were generally weaker than the prior year.

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

In 2001, De-Sta-Co Manufacturing maintained profits by reducing costs in the face of severe margin pressure from its automotive customer base, and at the end of the year finalized plans to exit an under-performing business segment. In

                                    33 of 79

2002, De-Sta-Co Manufacturing will focus on its core compressor reed valve and ride control disc customers with a much-reduced cost structure.

RPA Process Technologies (RPA) had significant improvements in both sales and operating profit as its European unit recovered from a very poor performance in 2000, the year it was acquired. Capital spending in RPA's markets, particularly in the paper industry, was weak throughout 2001, and entering 2002 there are few signs of near-term recovery in the global process industry markets that RPA serves.

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

DOVER TECHNOLOGIES

Dover Technologies' sales in 2001 declined 40% from the prior year to $1,198.1 million due to the well-chronicled collapse of the technology sector. Technologies reported earnings of $5.6 million after $43.3 million in charges for restructurings, inventory and other reserves, following record earnings of $384.8 million in 2000, the unprecedented "boom" year for the electronics manufacturing market. The lack of end-market demand for electronics equipment caused Technologies' Circuit Board Assembly and Test (CBAT) businesses' customers to dramatically curtail spending for its predominantly capital equipment products. CBAT sales declined 53% to $647.1 million, and record 2000 earnings of $271.5 million were transformed to a $52.8 million loss. Technologies' Specialty Electronics Components (SEC) businesses were similarly affected, particularly given their product focus on the higher technology data communications, telecommunications and networking markets. SEC sales declined 27% to $341.6 million, and record earnings in 2000 of $109.0 million dropped to $45.6 million. Imaje, the French based industrial ink-jet printer manufacturer, had another very successful year.

CBAT
Universal Instruments experienced the largest percentage sales decline from the prior year in this group of companies (a decline so large that Universal is no longer Dover's largest company) and went from record profits to a sizable loss - indeed Universal accounted for the majority of the loss at CBAT. Universal's high end products were particularly hard hit as large Electronic Manufacturing Services (EMS) and OEM customers stopped adding capacity. A similar thing occurred at Universal's Alphasem subsidiary when semiconductor assembly customers stopped expanding.

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

Everett Charles Technologies' sales in 2001 declined less dramatically because some of their products are not capital equipment and they acquired Multitest at mid-year. Contact spring probes for instance, are not a capital item, and demand depends more on its customer's production volumes and new product introduction in electronics end-markets. However, these markets which were also slow in 2001. The portion of the business serving the semiconductor test market, including Multitest, though well positioned competitively, saw demand decline to unanticipated low levels, creating an overall loss.

OK International, acquired in late 2000, experienced a sales decline similar to DEK and Vitronics Soltec, and reported a small loss in 2001. OK's products are generally shorter-lived tools or consumables. Thus OK also depends largely on customers' production levels, which were declining entering 2001 and remained at depressed levels all year. This condition persists.

Entering 2001, customer demand for the large machines used in circuit board production, which had increasingly been centered with the large EMS customers, had already begun to evaporate, and backlog was little more than half of what it had been at the market peak six months earlier. As bookings and backlog continued to decline, losses mounted, peaking in the third quarter. In the fourth quarter, with some relative stability in demand, albeit at depressed levels, together with the early benefits of substantial cost reductions, losses began to diminish. The reaction to the dramatic downturn was to "right-size" the business by reducing employment and eliminating all but critical operating

                                    34 of 79
expenses. At Universal, for instance, near the end of 2001, a complete organizational restructuring accompanied the third major employment reduction for the year.

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

Throughout CBAT, product development critical for long-term market leadership in this still attractive market was maintained, albeit under close cost benefit scrutiny. Universal has recently introduced a new product, the all linear motor "GSM-B" which sets new standards in "flexible fine pitch" applications, a market segment requiring both high speed and extreme placement accuracy. Universal's now self-sufficient Alphasem offspring also introduced a new product, the leading die-sorter and die bonder suitable for the new 300 millimeter wafer technology expected to become predominant in semiconductor manufacturing. At DEK, continued new product development and introduction in the traditional circuit board market are now also being supplemented by "wafer bumping" and "ball attach" applications for semiconductor manufacturers. Vitronics Soltec's new offerings range from redesigned machines for lower-end applications to entirely new technologies for "selective" soldering, suitable for mixed component attachment applications.

SEC
The SEC companies all produce highly specialized, often custom designed, high-end components used in a wide variety of electronic devices. The largest served market is the telecommunications industry---both wired and wireless---primarily for infrastructure applications. This market experienced a rapid ramp-up through 2000. Entering 2001, backlogs were still high and much of the customer base remained optimistic that they could maintain reasonable volume levels. However, order intake and market optimism dropped precipitously in the first quarter of 2001, and backlog declined all year. In the wired infrastructure end-market, SEC's customers were hurt as the collapse of the "dot-com bubble" left the market glutted with unused equipment, and demand from end-customers could not support the existing expanded capacity. In the wireless market, the much anticipated boom in new markets and applications, such as "3G", failed to materialize, and the high cost of frequency licenses, followed by a contraction of capital availability, caused many carriers to restrict or eliminate spending. Demand in end markets for access devices (cable and DSL modems, telephones and the like) also slowed sharply.

In many cases, SEC's customers were left with excess component inventory, causing not only low demand, but also cancellations of prior orders. In other cases, customers, new product launches, critical to SEC's leading technology orientation, were curtailed. Other markets for SEC, representing roughly one third of sales, include the high reliability-oriented, military, satellite, aerospace and industrial markets. The SEC companies saw modest growth in these markets in 2001, as evidenced by the improved earnings at Dow-Key Microwave.

SEC was somewhat cushioned by its geographic profile, as the market slowdown spread from the U.S., to Europe, and then Asia. Novacap, in particular, which acquired like-sized, U.K.-based, Syfer in 2000, with complementary technologies and customers, benefited from Syfer's relatively stronger demand through the first half of the year.

Each SEC company has responded by significantly reducing headcount, restricting unnecessary spending, and lowering product cost. DT Magnetics, for instance, aggressively restructured its business by downsizing higher cost U.S. operations and expanding off shore manufacturing---in this case, in the Dominican Republic. K & L Microwave and Quadrant both moved aggressively to expand business opportunities in China. The focus on China sourcing is motivated not only by the desire to lower product cost and retain price competitiveness, but to be closer to a healthy and growing telecom infrastructure market.

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

MARKING AND CODING
Imaje, the industrial business in this segment, had a very strong year under a new management team, particularly considering the switch of one large customer account to a different technology. Sales were up due both to the addition of the Markpoint acquisition in June 2001, and to a concentrated market penetration

                                    35 of 79
effort. Earnings declined slightly, due to acquisition integration costs and expenses related to the upgrade of the organization, particularly in the sales network, but margins remained high.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATES

The Company's exposure to market risk for changes in interest rates relates primarily to the fair value of long-term fixed interest rate debt, commercial paper borrowings and investments in cash equivalents. Generally, the fair market value of fixed-interest rate debt will increase as interest rates fall and decrease as interest rates rise. A 65 basis point increase in interest rates (10% of the Company's long-term debt interest rate) would have an immaterial effect on the fair value of the Company's long-term debt. Commercial paper borrowings are at variable interest rates, and have maturities of three months or less. A 46 basis point increase in the interest rates (10% of the Company's weighted average commercial paper interest rate) on commercial paper borrowings would have an immaterial impact on the Company's pre-tax earnings. All highly liquid investments, including highly liquid debt instruments purchased with an original maturity of three months or less, are considered cash equivalents. The Company places its investments in cash equivalents with high credit quality issuers and limits the amount of exposure to any one issuer. A 64 basis point decrease in interest rates (10% of the Company's weighted average interest rate) would have an immaterial impact on the Company's pre-tax earnings. The Company does not enter into derivative financial or derivative commodity instruments for trading or speculative purposes.

FOREIGN EXCHANGE

The Company conducts business in various foreign currencies, primarily in Canada, Europe, Japan and other Asian countries. Therefore, changes in the value of the currencies of these countries affect the Company's financial position and cash flows when translated into U.S. Dollars. As of December 31, 2002 the Company had not established a formal foreign-currency hedging program. The Company has mitigated and will continue to mitigate a portion of its currency exposure through operation of decentralized foreign operating companies in which the majority of all costs are local-currency based. A 10% change in the value of all foreign currencies would have an immaterial effect on the Company's financial position and cash flows.

                                    36 of 79

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

Page                        Financial Statements and Supplemental Data
----                        ------------------------------------------
38          Report of Management

39          Report of Independent Accountants

40          Consolidated statements of earnings (losses), comprehensive earnings (losses)
            and retained earnings for the years ended December 31, 2002, 2001 and 2000

41          Consolidated balance sheets as of December 31, 2002 and 2001

42          Consolidated statements of cash flows for the years ended
            December 31, 2002, 2001 and 2000.

43-63       Notes to consolidated financial statements

64          Financial Statement Schedule - Schedule II, Valuation and Qualifying Accounts

            (All other schedules are not required and have been omitted)

                                    37 of 79

REPORT OF MANAGEMENT

     The accompanying consolidated financial statements of Dover Corporation and subsidiaries on Form 10K are the responsibility of the Company's management and have been prepared in conformity with generally accepted accounting principles and, in the judgment of management, present fairly and consistently the Company's financial position and results of operations and cash flows. These statements, by necessity, include amounts that are based on management's best estimates and judgments and give due consideration to materiality.

     The accounting systems, financial reporting, disclosure and internal accounting controls of the Company are designed by and are the responsibility of the Company's management. This internal control framework provides reasonable assurance that, in all material respects, transactions are properly authorized and recorded, the financial records reliably and accurately support the Company's consolidated financial statements and assets are safeguarded against loss from unauthorized use or disposition. An effective internal control system, no matter how well designed, has inherent limitations, including the possibility of the circumvention or overriding of controls and, therefore, can provide only reasonable assurance with respect to financial statement preparation and such safeguarding of assets. Qualified personnel throughout the organization maintain and monitor these internal accounting controls on an ongoing basis.

     The Company's financial management systematically reviews the adequacy and effectiveness of the controls and reports thereon. In accordance with recently enacted Federal law, the Company assessed its internal control system within the past 90 days. Based on this assessment, management believes the internal accounting controls in use at the time of this filing are likely to provide reasonable assurance that the Company's assets are safeguarded, that transactions are executed in accordance with management's authorizations, and that the financial records are reliable for the purpose of preparing financial statements.

     PricewaterhouseCoopers LLP, independent accountants, are retained to audit Dover Corporation's consolidated financial statements. Their accompanying report is based on audits conducted in accordance with auditing standards generally accepted in the United States of America, which include the consideration of the Company's internal controls to establish a basis for determining the nature, timing and extent of audit tests to be applied.

     The Audit Committee of the Board of Directors, composed solely of outside directors, meets periodically with management and independent auditors to review matters relating to the quality of financial reporting and internal accounting control and the nature, extent and results of their audits. The Company's independent auditors have free access to the Audit Committee.

     /s/ Thomas L. Reece
     ------------------------------------
     Thomas L. Reece
     Chairman and Chief Executive Officer
     March 5, 2003


     /s/ Robert G. Kuhbach
     ------------------------------------
     Robert G. Kuhbach
     Vice President, Finance, Chief Financial Officer
     and Treasurer
     March 5, 2003

                                    38 of 79

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Dover Corporation:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Dover Corporation and its subsidiaries at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 5 to the consolidated financial statements, in 2002 the Company ceased recording amortization of goodwill as of the beginning of the year and recorded a goodwill impairment charge of $293.0 million, net of tax.

/s/ PricewaterhouseCoopers LLP
------------------------------
PricewaterhouseCoopers LLP
New York, New York
February 10, 2003

                                    39 of 79

                       DOVER CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF EARNINGS (LOSSES),
             COMPREHENSIVE EARNINGS (LOSSES), AND RETAINED EARNINGS
                    (in thousands, except per share figures)

        STATEMENT OF EARNINGS (LOSSES) FOR THE YEARS ENDED DECEMBER 31,                   2002           2001           2000
--------------------------------------------------------------------------------------------------------------------------------
Net sales                                                                             $   4,183,664   $ 4,368,415   $  5,064,805
Cost of sales                                                                             2,823,348     2,982,067      3,204,051
                                                                                      ------------------------------------------
     Gross profit                                                                         1,360,316     1,386,348      1,860,754
Selling and administrative expenses                                                       1,018,696     1,066,050      1,046,838
                                                                                      ------------------------------------------
     Operating profit                                                                       341,620       320,298        813,916
                                                                                      ------------------------------------------
Other deductions (income):
     Interest expense                                                                        70,001        91,010         97,055
     Interest income                                                                         (5,172)      (15,801)        (8,952)
     Gain on sale of investments and businesses                                                   -             -        (10,495)
     All other (income) expense, net                                                          7,100       (13,756)        (5,645)
                                                                                      ------------------------------------------
     Total                                                                                   71,929        61,453         71,963
                                                                                      ------------------------------------------
Earnings before taxes on income                                                             269,691       258,845        741,953
     Federal and other taxes on income                                                       58,542        77,014        228,430
                                                                                      ------------------------------------------
Net earnings from continuing operations                                                     211,149       181,831        513,523
                                                                                      ==========================================
Net earnings (losses) from discontinued operations                                          (39,361)       66,706          6,089
                                                                                      ------------------------------------------
Net earnings before change in accounting principle                                          171,788       248,537        519,612
Cumulative effect of change in accounting principle, net of tax                            (293,049)            -              -
                                                                                      ------------------------------------------
Net earnings (losses) after cumulative effect of change in accounting principle       $    (121,261)  $   248,537   $    519,612
                                                                                      ==========================================
Net earnings (losses) per common share:
     Basic   - Continuing operations                                                  $        1.04   $      0.90   $       2.53
             - Discontinued operations                                                        (0.19)         0.32           0.03
             - Total net earnings before cumulative effect of change in               ==========================================
                 accounting principle                                                          0.85          1.22           2.56
             - Cumulative effect of change in accounting principle                            (1.45)            -              -
                                                                                      ==========================================
             - Net earnings (losses)                                                  $       (0.60)  $      1.22   $       2.56
                                                                                      ==========================================
     Diluted - Continuing operations                                                  $        1.04   $      0.89   $       2.51
             - Discontinued operations                                                        (0.20)         0.33           0.03
                                                                                      ------------------------------------------
             - Total net earnings before cumulative effect of change in
                 accounting principle                                                          0.84          1.22           2.54
             - Cumulative effect of change in accounting principle                            (1.44)            -              -
                                                                                      ------------------------------------------
             - Net earnings (losses)                                                  $       (0.60)  $      1.22   $       2.54
                                                                                      ==========================================
Weighted average number of common shares outstanding during the period:
     Basic                                                                                  202,571       202,925        202,971
     Diluted                                                                                203,346       204,013        204,677
--------------------------------------------------------------------------------------------------------------------------------

        COMPREHENSIVE EARNINGS (LOSSES) FOR THE YEARS ENDED DECEMBER 31,                  2002            2001          2000
--------------------------------------------------------------------------------------------------------------------------------
Net earnings (losses)                                                                 $  (121,261)    $  248,537    $  519,612
                                                                                      ------------------------------------------
Other comprehensive earnings, net of tax:
     Total foreign currency translation adjustments                                   $   111,286     $  (37,285)   $  (32,726)
                                                                                      ------------------------------------------
     Unrealized gains (losses) on marketable securities:
         Unrealized holding gains (losses) arising during period                             (383)        (2,859)       12,080
         Less: reclassification adjustment for gains (losses)
               included in net earnings                                                         -              -         8,994
                                                                                      ------------------------------------------
     Total unrealized gains (losses) on securities, net of taxes
     of ($207) in 2002, ($1,539) in 2001 and $1,687 in 2000                                  (383)        (2,859)        3,086
                                                                                      ------------------------------------------
Other comprehensive earnings (losses)                                                     110,903        (40,144)      (29,640)
                                                                                      ------------------------------------------
Comprehensive earnings (losses)                                                       $   (10,358)    $  208,393    $  489,972
--------------------------------------------------------------------------------------------------------------------------------

         RETAINED EARNINGS FOR THE YEARS ENDED DECEMBER 31,                               2002            2001          2000
--------------------------------------------------------------------------------------------------------------------------------
Balance at beginning of year                                                          $ 3,395,293     $ 3,252,319   $  2,830,175
Net earnings (losses)                                                                    (121,261)        248,537        519,612
                                                                                      ------------------------------------------
                                                                                        3,274,032       3,500,856      3,349,787
Deductions:
     Common stock cash dividends of $ .54 per share in 2002, $.52 in
      2001, $.48 in 2000                                                                  109,436         105,563         97,468
                                                                                      ------------------------------------------
Balance at end of year                                                                $ 3,164,596     $ 3,395,293   $  3,252,319
--------------------------------------------------------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements.

                                    40 of 79

                       DOVER CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share figures)

December 31,                                                                         2002            2001
------------------------------------------------------------------------------------------------------------
ASSETS
  Current assets:
     Cash and cash equivalents                                                  $      294,448   $   175,331
     Marketable securities, at market                                                      511           997
     Receivables (less allowances of $31,283 in 2002, $34,239 in 2001)                 669,885       663,839
     Inventories, net                                                                  595,071       639,018
     Prepaid expenses and other current assets                                          41,263        36,626
     Deferred tax asset                                                                 56,823        57,534
                                                                                ----------------------------
         Total current assets                                                        1,658,001     1,573,345
                                                                                ----------------------------
  Property, plant and equipment, at cost:
     Land                                                                               49,204        42,689
     Buildings                                                                         426,747       403,914
     Machinery and equipment                                                         1,299,374     1,248,647
                                                                                ----------------------------
                                                                                     1,775,325     1,695,250
     Less accumulated depreciation                                                   1,070,403       957,037
                                                                                ----------------------------
         Net property, plant and equipment                                             704,922       738,213
                                                                                ----------------------------
  Goodwill, net of amortization                                                      1,654,883     1,908,040
  Intangible assets, net of amortization                                               202,836       171,226
  Other assets and deferred charges                                                    167,529       116,510
  Assets of discontinued operations                                                     49,214       116,598
                                                                                ----------------------------
TOTAL ASSETS                                                                    $    4,437,385   $ 4,623,932
------------------------------------------------------------------------------------------------------------
LIABILITIES
  Current liabilities:
     Notes payable                                                              $       20,611   $    39,783
     Current maturities of long-term debt                                                3,150         3,730
     Accounts payable                                                                  199,624       202,042
     Accrued compensation and employee benefits                                        133,570       151,416
     Accrued insurance                                                                  50,431        45,535
     Other accrued expenses                                                            214,573       172,009
     Federal and other taxes on income                                                  74,979       169,387
                                                                                ----------------------------
         Total current liabilities                                                     696,938       783,902
                                                                                ----------------------------
  Long-term debt                                                                     1,030,299     1,031,744
  Deferred income taxes                                                                136,469       110,496
  Other deferrals (principally compensation)                                           151,225       142,002
  Liabilities of discontinued operations                                                27,831        36,507
COMMITMENTS AND CONTINGENT LIABILITIES
STOCKHOLDERS' EQUITY
  Capital stock:
     Preferred, $100 par value per share.
         Authorized 100,000 shares; issued none                                              -             -
     Common, $1 par value per share.
         Authorized 500,000,000 shares; issued 237,680,338 in 2002,
          and 237,302,864 shares in 2001                                               237,680       237,303
  Additional paid-in capital                                                            65,493        55,223
  Cumulative translation adjustments                                                   (38,710)     (149,996)
  Unrealized holding gains                                                                (110)          273
  Retained earnings                                                                  3,164,596     3,395,293
                                                                                ----------------------------
                                                                                     3,428,949     3,538,096
         Less common stock in treasury, at cost 35,277,845 shares in 2002
          and 34,723,815 shares in 2001                                              1,034,326     1,018,815
                                                                                ----------------------------
          Net stockholders' equity                                                   2,394,623     2,519,281
                                                                                ----------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                      $    4,437,385   $ 4,623,932
------------------------------------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements.

                                    41 of 79

                       DOVER CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

Increase (decrease) in cash and cash equivalents (in thousands)

For the years ended December 31,                                                      2002           2001         2000
--------------------------------------------------------------------------------------------------------------------------
CASH FLOW FROM OPERATING ACTIVITIES:
  Net earnings (losses)                                                           $   (121,261)   $  248,537   $   519,612
                                                                                  ----------------------------------------
  Adjustments to reconcile net earnings to net cash from operating activities:
     Net (earnings) losses from discontinued operations                                 39,361       (66,706)       (6,089)
     Cumulative effect of change in accounting principle, net of taxes                 293,049             -             -
     (Gain) loss on sale of marketable securities                                            -             -       (13,741)
     Depreciation and amortization                                                     161,003       213,494       184,224
     Provision for losses on accounts receivable                                        12,696        19,244         7,232
     Net increase (decrease) in LIFO reserve                                             1,286        (4,235)         (511)
     Deferred income taxes                                                              21,519         2,402        14,979
     (Gain) loss on sale of property and equipment                                       2,369        (1,861)       (1,126)
     Increase (decrease) in deferred compensation                                        4,162       (31,775)       34,872
     Acquisition inventory premium write-off                                               648         9,307        13,756
     (Gain) loss on sale of businesses                                                       -             -         3,246
     Other, net                                                                          3,347        (4,157)       15,411
     Changes in assets and liabilities (excluding effects of acquisitions and dispositions):
      Decrease (increase) in accounts receivable                                        26,652       184,366      (117,187)
      Decrease (increase) in inventories excluding LIFO reserve                         74,359       129,711       (81,334)
      Decrease (increase) in prepaid expenses                                           (3,336)        9,122       (16,934)
      Decrease (increase) in other assets                                              (53,242)      (19,070)       (9,032)
      Increase (decrease) in accounts payable                                          (24,711)      (64,381)        4,026
      Increase (decrease) in accrued expenses and other non-current liabilities         17,297       (54,682)       29,149
      Increase (decrease) in accrued federal and other taxes payable                   (60,283)      113,964       (44,797)
                                                                                  ----------------------------------------
         Total adjustments                                                             516,176       434,743        16,144
                                                                                  ----------------------------------------
      NET CASH FROM OPERATING ACTIVITIES OF CONTINUING OPERATIONS                      394,915       683,280       535,756
                                                                                  ----------------------------------------
CASH FLOWS (USED IN) INVESTING ACTIVITIES:
  Proceeds from the sale of marketable securities                                            -             -        14,185
  Proceeds from sale of property and equipment                                          17,943        14,027         7,017
  Additions to property, plant and equipment                                          (102,305)     (162,584)     (183,879)
  Acquisitions (net of cash and cash equivalents acquired)                             (99,710)     (274,062)     (442,658)
  Proceeds from sale of businesses                                                           -             -        16,919
                                                                                  ----------------------------------------
      NET CASH (USED IN) INVESTING ACTIVITIES OF CONTINUING OPERATIONS                (184,072)     (422,619)     (588,416)
                                                                                  ----------------------------------------
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
  Increase (decrease) in notes payable                                                 (19,670)     (803,315)      532,023
  Reduction of long-term debt                                                           (4,075)       (8,008)      (48,658)
  Proceeds from long-term debt                                                           1,979       400,090        22,257
  Purchase of treasury stock                                                           (15,511)      (32,155)       (5,874)
  Proceeds from exercise of stock options                                                6,414         3,945         9,003
  Cash dividend to stockholders                                                       (109,436)     (105,563)      (97,468)
                                                                                  ----------------------------------------
      NET CASH FROM (USED IN) FINANCING ACTIVITIES OF CONTINUING OPERATIONS           (140,299)     (545,006)      411,283
                                                                                  ----------------------------------------
  Effect of exchange rate changes on cash and cash equivalents                          23,415        (7,781)       (4,097)
  Cash from (used in) discontinued operations                                            1,067          (216)       (8,945)
  Taxes (paid) refunded on gain from sale of elevator market segment                         -         9,793      (302,369)
  Proceeds from sale of discontinued operations, net of taxes paid                      24,091       278,378             -
                                                                                  ----------------------------------------
      NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                             119,117        (4,171)       43,212
  Cash and cash equivalents at beginning of year                                       175,331       179,502       136,290
                                                                                  ----------------------------------------
  CASH AND CASH EQUIVALENTS AT END OF YEAR                                        $    294,448    $  175,331   $   179,502
                                                                                  ========================================

SUPPLEMENTAL INFORMATION-CONTINUING OPERATIONS, CASH PAID DURING THE PERIOD FOR:

         Income taxes                                                             $     89,318    $   82,767   $   263,351
         Interest                                                                       67,554        83,941        95,426

--------------------------------------------------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements.

                                    42 of 79

DOVER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2002, 2001 AND 2000

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company is a multinational, diversified manufacturing corporation comprised of 50 stand-alone operating companies which manufacture a broad range of specialized industrial products and sophisticated manufacturing equipment. The Company also provides some engineering and testing services, which are not significant in relation to consolidated revenues. The Company's operating companies are based primarily in the United States of America and Europe. The Company's businesses are divided into four reportable segments. Dover Diversified builds packaging and printing machinery, heat transfer equipment, food refrigeration and display cases, specialized bearings, construction and agricultural cabs, as well as sophisticated products for use in the defense, aerospace and automotive industries. Dover Industries makes products for use in the waste handling, bulk transport, automotive service, commercial food service and packaging, welding, cash dispenser and construction industries. Dover Resources manufactures products primarily for the automotive, fluid handling, petroleum, original equipment manufactures (OEM) engineered components and chemical equipment industries. Dover Technologies builds sophisticated automated assembly and testing equipment and specialized electronic components for the electronics industry, and industrial printers for coding and marking. The accounting policies that affect the more significant elements of the Company's financial statements and that apply to the Company's segment information are described briefly below:

CONSOLIDATION:
The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation. The results of operations of purchased businesses are included from the dates of acquisitions. Several businesses qualified for discontinued operations treatment in 2002 and 2001. The assets, liabilities, results of operations and cash flows of all discontinued operations have been segregated and reported as discontinued operations for all periods presented. Reference in the footnotes to "continuing" relates to continuing operations.

USE OF ESTIMATES:
The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include allowances for doubtful accounts receivable, net realizable value of inventories, restructuring charges, determining pension and post retirement assumptions, useful lives associated with amortization and depreciation, warranty reserves, income taxes and tax valuation reserves, environmental reserves, legal reserves, insurance reserves and the valuations of discontinued assets and liabilities.

CASH AND CASH EQUIVALENTS:
Cash and cash equivalents includes cash on hand, demand deposits and short term investments which are highly liquid in nature and have original maturities at the time of purchase of three months or less. Cash equivalents were $236.2 million and $133.3 million at December 31, 2002 and 2001, respectively.

INVENTORIES:
Inventory for the majority of the Company's subsidiaries, including all international subsidiaries and the Dover Technologies segment, are stated at the lower of cost, determined on the first-in, first-out (FIFO) basis, or market. Other domestic inventory is stated at cost, determined on the last-in, first-out
(LIFO) basis, which is less than market value.

PROPERTY, PLANT AND EQUIPMENT AND DEPRECIATION:
Property, plant and equipment includes the cost of land, buildings, equipment and significant improvements to existing plant and equipment. Expenditures for maintenance, repairs and minor renewals are expensed as incurred. When property or equipment is sold or otherwise disposed of, the related cost and accumulated depreciation is removed from the respective accounts and the gain or loss realized on disposition is reflected in earnings. Plant and equipment is generally depreciated based upon accelerated methods, utilizing estimated useful property lives. Building lives range from 5 to 50 years; machinery and equipment lives range from 2 to 20 years. Continuing depreciation expense was $143.1 million in 2002, $142.2 million in 2001, and $122.4 million in 2000.

                                    43 of 79

GOODWILL AND OTHER INTANGIBLE ASSETS:
As of January 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets". In accordance with the guidelines of this accounting principle, goodwill and indefinite-lived intangible assets are no longer amortized and are assessed for impairment on at least an annual basis. Refer to Footnote 5 for disclosure on the impact of the adoption. The Company has elected to test annually for goodwill impairment in the fourth quarter of the fiscal year. Goodwill of a reporting unit will also be tested for impairment between annual tests if a triggering event occurs, as defined by SFAS No. 142, that could potentially reduce the fair value of the reporting unit below its carrying value. During 2001 and 2000 the Company amortized goodwill over a period of principally 40 years.

LONG-LIVED ASSETS:
The carrying value of long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Measurement of the impairment loss is based on the fair value of the asset. Generally, fair value will be determined using valuation techniques such as the present value of expected future cash flows.

COMPREHENSIVE EARNINGS (LOSSES):
Comprehensive earnings (losses) includes net earnings (losses), foreign currency translation and both realized and unrealized holding gains (losses) on marketable securities.

FOREIGN CURRENCY:
Assets and liabilities of foreign subsidiaries, where the local currency is the functional currency, have been translated at year end exchange rates and profit and loss accounts have been translated using weighted average yearly exchange rates. Adjustments resulting from translation have been recorded in the equity section of the balance sheet as cumulative translation adjustments. Assets and liabilities of an entity that are denominated in currencies other than an entity's functional currency are remeasured into the functional currency using end of period exchange rates. Gains and losses related to these remeasurements are recorded within the Statement of Earnings as a component of Other, net. Other comprehensive earnings (losses) were increased by $111.3 million in 2002, and decreased by $37.3 million and $32.7 million in 2001 and 2000, respectively, as a result of the foreign currency translation adjustments.

REVENUE RECOGNITION:
Revenue on sales of product is recognized and earned when all of the following circumstances are satisfied, a) persuasive evidence of an arrangement exists, b) price is fixed or determinable, c) collectibility is reasonably assured and d) delivery has occurred. In revenue transactions where installation is required, revenue can be recognized when the installation obligation is not essential to the functionality of the delivered products. Revenue transactions involving non-essential installation obligations are those which can generally be completed in a short period of time, at insignificant cost and the skills required to complete these installations are not unique to the Company and in many cases can be provided by third parties or the customers. If the installation obligation is essential to the functionality of the delivered product, revenues are deferred until installation is complete. In a limited number of revenue transactions, other post shipment obligations such as training and customer acceptance are required and, accordingly, revenues are deferred until the customer is obligated to pay, or acceptance has been confirmed. Shipping and handling fees are not material and are generally credited to revenue with related costs principally charged to cost of sales. Service revenues are recognized and earned when services are performed and are not significant to any period presented.

STOCK-BASED COMPENSATION:
SFAS No. 123 "Accounting for Stock-Based Compensation," allows companies to measure compensation cost in connection with employee share option plans using a fair value based method or to continue to use an intrinsic value based method as defined by APB No. 25 "Accounting for Stock Issued to Employees," which generally does not result in a compensation cost. The Company accounts for stock-based compensation under APB 25, and does not recognize stock-based compensation expense upon the issuance of its stock options because the option terms are fixed and the exercise price equals the market price of the underlying stock on the grant date. If the Company had recognized compensation expense upon issuance of the options, based on the Black-Scholes option pricing model, the Company's pro-forma net earnings and basic and diluted earnings per share would have been reduced by approximately $15.4 million or $0.07 and $0.08 per share for 2002, $14.9 million or $0.08 and $0.07 per share for 2001 and $9.5 million or $0.05 and $0.05 per share for 2000. Refer to Note 9 for additional disclosures.

INCOME TAXES:
The provision for income taxes on continuing operations includes federal, state, local and foreign taxes. Tax credits, primarily for research and experimentation and foreign earnings and export programs are recognized as a reduction of the provision for income taxes on continuing operations in the year in which they


                                    44 of 79
are available for tax purposes. Generally, no provision is made for U.S. income taxes on unremitted earnings of foreign subsidiaries since any U.S. taxes payable would be offset by foreign tax credits. Deferred taxes are provided on temporary differences between assets and liabilities for financial reporting and tax purposes as measured by enacted tax rates expected to apply when temporary differences are settled or realized. Future tax benefits are recognized to the extent that realization of those benefits is considered to be more likely than not. A valuation allowance is established for deferred tax assets for which realization is not assured. The Company has not provided for any residual U.S. income taxes on unremitted earnings of foreign subsidiaries as such earnings are intended to be indefinitely reinvested.

RESEARCH AND DEVELOPMENT COSTS:
Research and development expenditures, including qualifying engineering costs, are expensed when incurred and amounted to $168.5 million in 2002, $170.2 million in 2001 and $165.4 million in 2000.

RISK RETENTION, INSURANCE:
The Company generally retains the primary, first loss, risk for losses, claims and liabilities related primarily to workers' compensation, health and welfare claims, business interruption resulting from certain events and comprehensive general, product and automobile liability. The Company accrues for claim exposures which are probable of occurrence and can be reasonably estimated. As part of the Company's risk management program, insurance is maintained to transfer risk beyond the level of self-retention and provides stop loss protection on both an individual claim and annual aggregate basis. The Company self insures its product and general liability claims up to $2.0 million per occurrence and its workers' compensation up to $0.3 million per occurrence and automobile liability claims up to $1.0 million per occurrence. A third party insurance provider insures claims per occurrence in excess of these amounts up to predetermined limits of $5.0 million for product and general liability, and state imposed statutory limits for workers' compensation and $2.0 million for automobile liability. In addition, the Company has aggregate deductible stop loss insurance from third party insurers on both an aggregate and an individual occurrence well in excess of the limits discussed above. A worldwide program of property insurance covers the Company's owned property and any business interruptions which may occur due to a hazard risk affecting those properties.

MARKETABLE SECURITIES:
Available-for-sale securities, which consist of only one investment, are reported at fair value and unrealized gains and losses on available for sale securities are shown in the caption "unrealized holding gains" included in stockholders' equity. As of December 31, 2002 and 2001 available-for-sale securities totaled $0.5 million and $1.0 million with related unrealized (losses) gains of ($0.1 million) in 2002 and $0.3 million in 2001, net of tax. During 2000 the Company reported realized gains in the amount of $13.7 million pre-tax on the sale of marketable securities.

ACCOUNTING FOR DERIVATIVE FINANCIAL INSTRUMENTS:
Effective January 1, 2001, the Company adopted SFAS Statement No. 133 "Accounting for Derivative Instruments and Hedging Activities" and its related amendment SFAS Statement No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities". These statements establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The statements require recognition of all derivatives as either assets or liabilities on the balance sheet and the measurement of those instruments at fair value. If the derivative is designated as a fair value hedge and is effective, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings in the same period. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive income and are recognized in the income statement when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings. The Company does not enter into derivative financial instruments for speculative purposes and does not have a material portfolio of derivative financial instruments.

FAIR VALUE OF FINANCIAL INSTRUMENTS:
The carrying amount of cash and cash equivalents, trade receivables, accounts payable, non-payable and accrued expenses approximates fair value due to the short maturity of these instruments. In addition, the long-term debt approximates fair value because present long-term interest rates approximate the Company's actual interest rates.

NEW ACCOUNTING STANDARDS:
In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations", which is effective for fiscal years beginning after June 15, 2002. SFAS No. 143 establishes the accounting standards for the recognition and measurement of obligations associated with the retirement of tangible long-lived assets. Under SFAS No. 143, the costs of retiring an asset will be recorded as a liability when the retirement obligation arises, and will be amortized over the


                                    45 of 79
life of the asset. The effect of the adoption of SFAS No. 143 is immaterial to the Company's consolidated results of operations and financial position.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections", which is effective for certain transactions, fiscal years and financial statements issued on or after May 15, 2002. The effect of the adoption of SFAS No. 145 is immaterial to the Company's consolidated results of operations and financial position.

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", which is effective for disposal activities initiated after December 31, 2002. The standard replaces EITF Issue 94-3 and requires companies to recognize costs associated with exit or disposal activities when they are incurred, as defined in SFAS No. 146, rather than at the date of a commitment to an exit or disposal plan. The provisions of SFAS 146 are to be applied prospectively. The Company is still assessing the potential impact of SFAS No. 146 on its consolidated results of operations and financial position.

In November of 2002, the FASB issued FASB Interpretation No. 45 (FIN 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57 and 107 and Rescission of FASB Interpretation No. 34." FIN 45 clarifies the requirements of FASB Statement No. 5., "Accounting for Contingencies", relating to the guarantor's accounting for, and disclosure of, the issuance of certain types of guarantees. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods that end after December 15, 2002 and have been incorporated into the footnotes. The provisions for initial recognition and measurement are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002, irrespective of the guarantor's year-end. FIN 45 requires that upon issuance of a guarantee, the entity must recognize a liability for the fair value of the obligation it assumes under that guarantee. The Company has adopted the disclosure requirements of FIN 45 and does not expect the impact to be material.

In December of 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure - an amendment of SFAS 123" which is effective for fiscal years ending after December 15, 2002 regarding certain disclosure requirements which have been incorporated into the footnotes. This Statement amends FASB Statement No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of that Statement to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. Finally, this Statement amends APB Opinion No. 28, "Interim Financial Reporting", to require disclosure about those effects in interim financial information.

In January of 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities, an interpretation of ARB 51", which is effective for certain variable interest entities created and financial statements issued after January 31, 2003. The Company does not have any variable interest entities, accordingly FIN 46 will not impact the consolidated results of operations and financial position.

RECLASSIFICATIONS:
Certain amounts in prior years have been reclassified to conform to the current year's presentation.

2. ACQUISITIONS:

All of the acquisitions listed below for the years ending 2002 and 2001 have been accounted for by the purchase method of accounting. Accordingly, the accounts of the acquired companies, after adjustment to reflect fair market values assigned to assets and liabilities have been included in the consolidated financial statements from their respective dates of acquisitions. Unless otherwise noted, all acquisitions are wholly owned.

2002 ACQUISITIONS

DATE       TYPE        ACQUIRED COMPANIES                    LOCATION (NEAR)         SEGMENT     OPERATING CO.
-----------------------------------------------------------------------------------------------------------------------------
2-JAN      ASSET       IMPELL, INC.                          SUWANEE, GA             DTI         OK INTERNATIONAL
Manufactures air purification equipment and systems for the electronic assembly industry.
11-JAN     STOCK       BREVETTI NETTUNO                      BOLOGNA, ITALY          DRI         OPW FUELING COMPONENTS
Manufactures LPG (propane) nozzles and accessories.
15-FEB     STOCK (40%) MULTITEST AG                          ROSENHEIM, GERMANY      DTI         EVERETT CHARLES TECHNOLOGIES
Manufactures semiconductor test handling equipment (purchased remaining minority interest).
25-MAR     ASSET       EMCO ELECTRONICS                      CARY, NC                DRI         OPW FUELING COMPONENTS

                                    46 of 79

Manufactures fuel management and automatic tank gauging systems.
28-JUN     STOCK/ASSET ACUMEN TECHNOLOGY                     MILPITAS, CA            DTI         DEK
Manufactures stencils and screens for the assembly of circuit boards.
1-OCT      ASSET       HOVER-DAVIS                           ROCHESTER, NY           DTI         STAND-ALONE
Manufactures component feeders, direct die feeders and label feeders used in automated circuit board assemble lines.
30-DEC     STOCK       CHAMBON                               ST. ETIENNE, FRANCE     DDI         PERFORMANCE MOTORSPORTS
Manufactures high quality crankshafts for the racing industry and special prototype crankshafts for OEMs.

The aggregate cost of the 2002 acquisitions was approximately $100.8 million of which $43.1 million represents goodwill. The aggregate cost can be reconciled to the $100.1 million "economic cost" basis by considering long-term debt assumed of $0.4 million and cash acquired of $1.1 million on the date of acquisition. The following unaudited pro forma information presents the results of operations of the Company as if the 2002 and 2001 acquisitions had taken place on January 1, 2001.

(in thousands except per share figures)

For the years ended December 31,                     2002              2001
--------------------------------------------------------------------------------
Net sales from continuing operations:
 As reported                                     $ 4,183,664       $  4,368,415
 Pro forma                                         4,209,809          4,502,251
Net earnings from continuing operations
 available to common stockholders:
 As reported                                     $   211,149       $    181,831
 Pro forma                                           210,095            176,046
Basic earnings per share from
 continuing operations:
 As reported                                     $      1.04       $       0.90
 Pro forma                                              1.04               0.87
Diluted earnings per share from
 continuing operations:
 As reported                                     $      1.04       $       0.89
 Pro forma                                              1.03               0.86
--------------------------------------------------------------------------------

These pro forma results of operations have been prepared for comparative purposes only and include certain adjustments, such as additional amortization expense as a result of goodwill (pre July 1, 2001) and intangibles and increased interest expense on acquisition debt. They do not purport to be indicative of the results of operations which actually would have resulted had the acquisitions occurred on the date indicated, or which may result in the future.

2001 ACQUISITIONS

DATE       TYPE       ACQUIRED COMPANIES                    LOCATION (NEAR)          SEGMENT     OPERATING CO.
-----------------------------------------------------------------------------------------------------------------------------------
1-JAN      ASSET      CPI PRODUCTS                          PLYMOUTH, MI             DRI         DE-STA-CO INDUSTRIES
Manufactures a broad array of end-of-arm, transfer press, and assembly tooling products.
4-JAN      STOCK      BAYNE MACHINE WORKS, INC.             GREENVILLE, SC           DII         HEIL ENVIRONMENTAL
Manufactures hydraulic lift systems utilized in the waste industry.
31-JAN     STOCK      ADHOC LOGICIEL                        HAUTMONT, FRANCE         DTI         IMAJE
Develops software systems for trace-ability, identification and product flow management.
28-FEB     STOCK      SCHRIEBER ENGINEERING                 CERRITOS, CA             DII         DOVATECH
Manufactures small and medium-sized chillers.
31-MAR     STOCK      COMCO                                 CINCINNATI, OH           DDI         MARK ANDY
Manufactures narrow and mid-web flexographic printing presses.
31-MAR     STOCK      TISMA MACHINERY CORPORATION           ELK GROVE VILLAGE, IL    DDI         SWF
Manufactures and designs automated packaging machinery used in forming, packing and sealing of corrugated packages.
31-MAY     ASSET      KURZ-KASCH, INC.                      DAYTON, OH               DII         STAND-ALONE
Manufactures coil based electro magnetic switches and sensors that are encapsulated in thermoset plastic.
31-MAY     STOCK(60%) MULTITEST AG                          ROSENHEIM, GERMANY       DTI         EVERETT CHARLES TECHNOLOGIES
Manufactures semiconductor test handling equipment.
20-JUN     STOCK      MARKPOINT HOLDING AB                  GOTEBORG, SWEDEN         DTI         IMAJE
Manufactures and designs marking solutions for packaging industries.
11-JUL     STOCK      CARRILLO                              SAN CLEMENTE, CA         DDI         PERFORMANCE MOTORSPORTS
Manufactures automotive engine connecting rods.

                                    47 of 79

16-AUG     ASSET      FEDERAL-MOGUL RPB                     NORTHWOOD HILLS, UK      DDI         WAUKESHA BEARINGS
Manufactures hydrodynamic and magnetic bearing products for oil/gas, chemical and industrial markets.
18-OCT     STOCK      PERFECT BORE, LTD.                    ANDOVER, UK              DDI         PERFORMANCE MOTORSPORTS
Manufactures specialty cylinder liners for racing engines.

The aggregate cost of the 2001 acquisitions was approximately $282.0 million of which $164.1 million represents goodwill. The aggregate cost can be reconciled to the $281.8 million "economic cost" by considering long-term debt assumed of $7.8 million and cash acquired of $7.9 million on the date of acquisition.

3. RESTRUCTURING AND INVENTORY CHARGES

During 2002 and 2001, the Company's segments and operating companies initiated a variety of restructuring programs. These restructuring programs focused on reducing the overall cost structure primarily through reductions in headcount and through the disposition or closure of certain non-strategic or redundant product lines and manufacturing facilities. Restructuring charges are comprised of only employee separation and facility exit costs. Restructuring charges for continuing operations were primarily recorded as selling and administrative expenses. The employee separation programs for continuing operations announced have involved approximately 3,280 employees, 88% of whom have been terminated as of December 31, 2002. The Company expects to complete the restructuring programs undertaken in 2002 by the end of 2003 and the majority of the 2001 restructuring programs were completed by December 31, 2002.

2002 RESTRUCTURING
In 2002, the Company initiated restructuring programs at selected operating companies with ongoing efforts to reduce costs in the continually challenging business environments in which the Company operates. The total restructuring charges related to these programs in 2002 were $28.7 million. The restructuring charges included both employee separation costs of $11.9 million and costs associated with exit activities of $16.8 million.

The restructuring in Technologies took place in the CBAT and SEC groups, in response to the significant declines in the end-markets served by these operations. CBAT recorded $6.6 million for employee separation and $11.2 million for exit activities. The majority of the severance and exit costs were incurred at Universal, Everett Charles and DEK. The facility exit costs are comprised of lease terminations and idle equipment impairments. SEC recorded $2.5 million for employee separation and $3.6 million for facility exit activities, a majority of which costs were incurred at Quadrant and Novacap.

Industries recorded restructuring charges of $3.7 million, of which $2.1 million was incurred to exit an under-performing product line at Tipper Tie. The remaining $1.6 million was for employee separation and other exit costs. Diversified recorded $1.1 million of restructuring charges to rationalize its SWF business of which $0.8 million was for severance.

2001 RESTRUCTURING
During 2001, the Company initiated various restructuring programs in response to the downturn in the end markets served within its Technologies segment and to reduce the overall cost structure in the Diversified, Industries and Resources segments. The total restructuring charges related to these programs in 2001 was $17.2 million. The restructuring charges included both employee separation costs of $11.7 million and $5.5 million for exit costs.

The Technologies segment recorded restructuring charges in CBAT primarily for costs associated with employee separation of $5.1 million. In addition, CBAT recorded charges of $1.4 million for exit costs. SEC also announced restructuring programs, primarily related to the closure of two European operations for $1.0 million. In addition, SEC recorded charges of $0.9 million for employee separation costs. Imaje also recorded employee separation costs of $1.0 million for certain management employees.

The Diversified segment recorded restructuring charges for employee separation costs of $3.1 million and facility exit costs of $2.4 million related to the closure of two North American facilities that were experiencing declining volume, pricing pressure and excess capacity concerns. The Industries segment recorded charges of $2.0 million to restructure its Rotary Lift European operations and the Resources segment recorded $0.3 million to restructure its De-Sta-Co operating company.


                                    48 of 79

The Company recorded pre-tax restructuring charges by business segment for the year ended December 31, as follows:

(in thousands)             2002            2001
---------------------------------------------------
Industries              $    3,724       $   1,960
Diversified                  1,128           5,529
Resources                        -             337
Technologies                23,886           9,362
                        ---------------------------
Total                   $   28,738       $  17,188
---------------------------------------------------

A reconciliation of restructuring provisions is as follows:

(in thousands)                                 Severance      Exit        Total
---------------------------------------------------------------------------------
2001 restructuring provision                  $    11,656    $  5,532    $ 17,188
Benefits and exit costs paid / write downs         (5,958)       (636)     (6,594)
                                              -----------------------------------
Ending balance as of December 31, 2001              5,698       4,896      10,594
---------------------------------------------------------------------------------

2002 restructuring provision                       11,955      16,783      28,738
Benefits and exit costs paid / write downs        (11,434)    (12,537)    (23,971)
                                              -----------------------------------
Ending balance as of December 31, 2002        $     6,219    $  9,142    $ 15,361
---------------------------------------------------------------------------------

The following table details inventory write-downs recorded in 2002 and 2001. The utilization of these reserves by segment through December 31, 2002 is presented below:

(in thousands)
------------------------------------------------------------------------------------------------------------------------
                                                         Technologies   Diversified   Resources   Industries     Total
                                                         ---------------------------------------------------------------
2001 Inventory Provisions                                 $   47,202     $ 13,224     $  3,413    $    -       $  63,839
   Disposed of through December 31, 2001                      (7,151)           -            -         -          (7,151)
                                                         ---------------------------------------------------------------
Ending balance as of December 31, 2002                        40,051       13,224        3,413         -          56,688
                                                         ---------------------------------------------------------------
2002 Inventory Provisions                                     10,847        1,153            -         -          12,000
   Disposed of through December 31, 2002                     (25,845)     (14,377)      (2,500)        -         (42,722)
   Sold through December 31, 2002                             (6,444)           -            -         -          (6,444)
   Discontinued Operations                                    (2,997)           -         (913)        -          (3,910)
                                                         ---------------------------------------------------------------
Ending balance as of December 31, 2002                    $   15,612     $      -     $      -    $    -       $  15,612
------------------------------------------------------------------------------------------------------------------------

The inventory sold through December 31, 2002 has generated pretax profits of less than $1.2 million.

4. INVENTORIES

Summary by components at December 31, (in thousands)      2002           2001
--------------------------------------------------------------------------------
Raw materials                                          $  288,426     $  283,617
Work in process                                           178,631        166,289
Finished goods                                            159,495        219,306
                                                       -------------------------
Total                                                     626,552        669,212
Less LIFO reserve                                          31,481         30,194
                                                       -------------------------
                                                       $  595,071     $  639,018
--------------------------------------------------------------------------------

At December 31, 2002, domestic inventories determined by the LIFO inventory method amounted to $128.5 million and $154.1 million at December 31, 2001.

                                    49 of 79

5. GOODWILL AND OTHER INTANGIBLE ASSETS:

As of January 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets". In accordance with the guidelines of this accounting principle, goodwill and indefinite-lived intangible assets are no longer amortized but will be assessed for impairment on at least an annual basis. During 2001 and 2000 the Company amortized goodwill over a period of principally 40 years.

As an initial step in the implementation process, the Company identified 41 Reporting Units that would be tested for impairment. In the Industries, Diversified, and Resources market segments the "stand-alone" operating companies were identified as "Reporting Units". These entities qualify as Reporting Units in that they are one level below an operating segment, discrete financial information exists for each entity and the segment executive management group directly reviews these units. Due to the lack of similarities in either products, production processes or markets served, management could not identify any situations where the components in these three operating segments could currently be aggregated into a single Reporting Unit. In the Technologies segment, three Reporting Units were identified, Marking (consisting of one stand-alone operating company), Circuit Board Assembly and Test or "CBAT" and Specialty Electronic Components or "SEC".

As required under the transitional accounting provisions of SFAS No. 142, the Company completed both steps required to identify and measure goodwill impairment at each of the 41 Reporting Units as of January 1, 2002. The first step involved identifying all Reporting Units with carrying values (including goodwill) in excess of fair value, which was estimated using the present value of future cash flows. The identified Reporting Units from the first step were then measured for impairment by comparing the implied fair value of the Reporting Unit goodwill, determined in the same manner as in a business combination, with the carrying amount of the goodwill. As a result of these procedures, goodwill was reduced by $345.1 million and a net after tax charge of $293.0 million was recognized as a cumulative effect of a change in accounting principle in the first quarter of 2002. Five stand-alone operating companies or Reporting Units accounted for over 90% of the total impairment - Triton and Somero from the Industries segment, Crenlo and Mark Andy from the Diversified segment, and Wilden from the Resources segment. Various factors impacted the identification and amounts of impairment recognized at the reporting units. These included the current market conditions in terms of size and new product opportunities, current and/or future operating margins and future growth potential relative to expectations when acquired. Of the total goodwill reduction, $148.0 million was from the Diversified segment, $127.5 million was from the Industries Segment and $69.6 million was from the Resources segment. The implementation of SFAS No. 142 required the use of judgments, estimates and assumptions in the identification of Reporting Units and the determination of fair market value and impairment amounts related to the required testing. The Company believes that its use of estimates and assumptions in this matter was reasonable, and complied with generally accepted accounting principles. Additionally, pursuant to SFAS No. 142, the Company completed its reassessment of previously recognized intangible assets, including trademarks, and adjusted the remaining amortization lives of certain intangibles based on relevant factors.

The Company has elected to annually test for goodwill impairment in the fourth quarter of its fiscal year. The Company has completed its 2002 testing of the identified reporting units and has determined that there has been no additional goodwill impairment.

The Company also adopted SFAS No. 141, "Business Combinations", for all business combinations completed after June 30, 2001. SFAS No. 141 prohibits the pooling-of-interests method of accounting for business combinations, prescribes criteria for the initial recognition and measurement of goodwill and other intangible assets, and establishes disclosure requirements for material business combinations. The effect of the adoption of SFAS No. 141 did not have a material impact on the Company's consolidated results of operations and financial position.

                                    50 of 79

Provided below is a reconciliation of previously reported financial statement information to pro forma amounts that reflect the elimination of goodwill and indefinite-lived intangible amortization for the comparable periods prior to adoption:

                                                            December 31, 2001                          December 31, 2000
                                                -----------------------------------------    ------------------------------------
                                                                     Earnings Per Share                        Earnings Per Share
                                                   Earnings          ------------------        Earnings        ------------------
                                                 (in thousands)     Basic        Diluted     (in thousands)     Basic      Diluted
Net earnings                                     $    248,537    $     1.22   $       1.22   $  519,612      $    2.56   $     2.54
   Add back: Goodwill amortization, net of tax         42,158          0.21           0.21       37,655           0.18         0.18
   Add back: Indefinite-lived intangible
      amortization, net of tax                          1,585          0.01           0.01        1,585           0.01         0.01
                                                 ------------    ----------   ------------   ----------      ---------   ----------
Pro forma net earnings                           $    292,280    $     1.44   $       1.44   $  558,852      $    2.75   $     2.73
                                                 ============    ==========   ============   ==========      =========   ==========
   Net earnings from discontinued operations           66,706          0.33           0.33        6,089           0.03         0.03
Pro forma net earnings from continuing
 operations                                      $    225,574    $     1.11   $       1.11   $  552,763      $    2.72   $     2.70
                                                 ------------    ----------   ------------   ----------      ---------   ----------

The changes in the carrying value of goodwill by market segment through the year ended December 31, 2002 are as follows:

 (in thousands)                                   Diversified    Industries     Resources     Technologies        Total
---------------------------------------------------------------------------------------------------------------------------
Balance as of January 1, 2002                    $    539,169    $  524,907    $    371,262    $  472,702     $   1,908,040
                                                 --------------------------------------------------------------------------
    Goodwill from acquisitions                              -             -           1,359        41,758            43,117
    Impairment losses                                (147,950)     (127,530)        (69,642)            -          (345,122)
    Other (primarily cumulative translation)           10,524         4,361          10,591        23,371            48,847
                                                 --------------------------------------------------------------------------
Balance as of December 31, 2002                  $    401,743    $  401,738    $    313,570    $  537,831     $   1,654,882
---------------------------------------------------------------------------------------------------------------------------

The following table provides the gross carrying value and accumulated amortization for each major class of intangible asset based on the Company's reassessment of previously recognized intangible assets and their remaining amortization lives in accordance with the adoption of SFAS No. 142:

---------------------------------------------------------------------------------------------------------------------------
 (in thousands)                                         December 31, 2002                           December 31, 2001
                                                 ----------------------------                ------------------------------
                                                                                 Average
                                                 Gross Carrying  Accumulated   Amortizable   Gross Carrying    Accumulated
                                                     Amount      Amortization     Life           Amount        Amortization
                                                 --------------  ------------  -----------   --------------    ------------
Trademarks                                       $     21,736     $    8,321       29         $     81,869     $      3,986
Patents                                                89,568         43,981       13               89,192           37,228
Customer Intangibles                                   14,275          2,689        9                5,655            1,536
Unpatented Technologies                                58,092         11,248        9                2,624              971
Non-Compete Agreements                                 10,345          6,310        5               10,936            4,031
Other                                                   9,021          4,580       14               29,153              451
                                                 ------------     ----------       --         ------------     ------------
   Total Amortizable Intangible Assets           $    203,037     $   77,129       13         $    219,429     $     48,203
                                                 ------------     ----------                  ------------     ------------
   Total Indefinite-Lived Trademarks                   76,928              -                             -                -
                                                 ------------     ----------                  ------------     ------------
Total                                            $    279,965     $   77,129                  $    219,429     $     48,203
===========================================================================================================================

The total intangible amortization expense for the twelve months ended December 31, 2002, 2001 and 2000 was $17.8 million, $20.2 million, and $15.8 respectively. The estimated amortization expense, based on current intangible balances, for the next five fiscal years beginning January 1, 2003 is as follows:

(in thousands)
------------------------------------------
2003                              $ 16,200
2004                              $ 14,972
2005                              $ 12,748
2006                              $ 11,400
2007                              $ 10,419
------------------------------------------

                                    51 of 79

6. DISCONTINUED OPERATIONS AND DISPOSITIONS:

In October of 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which was effective for fiscal years beginning after December 15, 2001. SFAS No. 144 establishes accounting and reporting standards for the impairment and disposal of long-lived assets and discontinued operations. The Company elected to early adopt SFAS No. 144 in 2001. The application of this statement results in the classification, and separate financial presentation of certain entities as discontinued operations, which are not included in continuing operations. The earnings (loss) from discontinued operations include charges to reduce these businesses to estimated fair value less costs to sell. Fair value is determined by using quoted market prices, when available, or other accepted valuation techniques. All interim and full year reporting periods have been restated to reflect the discontinued operations discussed below.

In 2002, the Company concluded that several businesses either had limited growth prospects under its ownership, due to relevant domestic and international market conditions, or did not align with management's long-term strategic plans. Accordingly, four businesses were discontinued in Technologies and three businesses were discontinued in Resources. Vectron GmbH, from Technologies, and Tarby from Resources were sold during 2002 for a net after tax loss of $4.5 million. The remaining five businesses were classified as held for sale for the year ended December 31, 2002. One of those businesses, Wittemann in the Resources segment, was subsequently sold in February of 2003. The Company expects to dispose of the rest of these businesses by the end of 2003.

During 2001, the Company discontinued four businesses in the Diversified segment and one business in both the Industries and Resources segments. The Company determined that these businesses were not suited for long-term strategic growth under its ownership. The DovaTech welding equipment business from Industries and the AC Compressor business from Diversified were sold during 2001 for a net gain after tax of $96.6 million. The four remaining businesses were classified as held for sale as of December 31, 2001. In 2002, all four of these businesses were disposed of or liquidated for a net after tax gain of $3.6 million.

During 2000, the Company reported a $13.6 million loss after tax due to subsequent adjustments to both the purchase price and expenses related to the disposition of the Dover Elevator International market segment in 1999. These results are reported in the gain (loss) on sale of discontinued operations, net of tax.

Earnings (losses) from discontinued operations include the following results for the years ended December 31:

(in thousands)                                                              2002        2001          2000
-------------------------------------------------------------------------------------------------------------
Net Sales                                                               $   67,326   $  159,569    $  335,913
Operating Income                                                           (17,708)     (23,911)       29,294

Earnings (losses) from discontinued operations, net of taxes               (38,520)     (29,888)       19,684
Gains (losses) on sale of discontinued operations, net of taxes               (841)      96,594       (13,595)
-------------------------------------------------------------------------------------------------------------
Total net earnings (losses) from discontinued operations                   (39,361)      66,706         6,089
-------------------------------------------------------------------------------------------------------------

Charges to reduce these discontinued businesses to their estimated fair values have been recorded in earnings (losses) from discontinued operations, net of tax. For the years ended December 31, 2002 and 2001, charges were recorded to write off goodwill of $31.6 million and $11.6 million and other long-lived asset impairments and other charges of $12.3 million and $7.7 million, respectively.

The major classes of discontinued assets and liabilities included in the Consolidated Balance Sheets are as follows:

(in thousands)                                            2002          2001
-------------------------------------------------------------------------------
Assets:
Current Assets                                        $   34,305     $   42,229
Non-Current Assets                                        14,909         74,369
                                                      -------------------------
   Total Assets of Discontinued Operations            $   49,214     $  116,598
                                                      -------------------------
Liabilities:
Current liabilities                                   $   17,745     $   33,851
Long-term liabilities                                     10,086          2,656
                                                      -------------------------
   Total Liabilities of Discontinued Operations       $   27,831     $   36,507
-------------------------------------------------------------------------------

                                    52 of 79

7. LINES OF CREDIT AND DEBT

Under the terms of the two new Revolving Credit Agreements dated October 2002 (which replaced the old Revolving Credit Agreement dated November 2001) the Company has $600 million of bank credit availability. The arrangements include a $300 million 364-day facility and a $300 million 3-year facility. The new 364-day facility bears interest at LIBOR plus .23% and the new 3-year facility bears interest at LIBOR plus .21%. The key financial covenant of these facilities requires the Company to maintain an interest coverage ratio of EBITDA to net interest expense of not less than 3.5 to 1. The Company has been in compliance with the covenant and the ratio was 7.8 to 1 as of December 31, 2002. This credit facility was unused during 2002. Under the terms of the old Revolving Credit Agreement dated November 2001, the Company had $750 million of bank credit availability. This credit facility was unused during 2001. The company chose to decrease the aggregate amount of its Revolving Credit Facility from $750 million to $600 million due to the anticipated reduced need for short-term financing. The Company intends to replace the $300 million 364-day Credit Facility on or before its expiration date of October 17, 2003 at equivalent market rates. The Company established a new Canadian Credit Facility in November of 2002. Under the terms of this Credit Agreement, the Company has a Canadian (CAD) $30 million bank credit availability and has the option to borrow in either Canadian Dollars or U.S. Dollars. At December 31, 2002, the outstanding borrowings under this facility were $16.3 million in U.S. dollars. The covenants and interest rates under this facility match those of the primary $600 million Revolving Credit Facilities. The Canadian Credit Facility expires on November 25, 2003. The Company intends to replace the Canadian Credit facility on or before its expiration date at comparable market rates. The primary purpose of these agreements is to act as an alternative for short term financing in the event of a disruption in the commercial paper market which the Company normally accesses for its short term borrowing needs.

Notes payable shown on the consolidated balance sheets for 2002 principally represented short-term borrowings at a foreign subsidiary and for 2001 principally represented commercial paper borrowings issued in the U.S. The weighted average interest for short-term borrowings for the years 2002 and 2001 was 1.8% and 4.6% respectively.

A summary of the Company's long-term debt is as follows for years ended December 31:

(in thousands)                                              2002           2001
-----------------------------------------------------------------------------------
6.45% Notes due Nov. 15, 2005
   (less unamortized discount of $220)
   with an effective interest rate of 6.51%             $    249,780   $    250,251
6.25% Notes due June 1, 2008
   (less unamortized discount of $69)
   with an effective interest rate of 6.26%                  149,931        149,923
6.65% Debentures due June 1, 2028
   (less unamortized discount of $838)
   with an effective interest rate of 6.68%                  199,162        199,152
6.50% Notes due Feb. 15, 2011
   (less unamortized discount of $529)
   with an effective interest rate of 6.52%                  399,471        399,427
Other                                                         35,105         36,721
                                                        ---------------------------
Total long-term debt                                       1,033,449      1,035,474
Less current installments                                      3,150          3,730
                                                        ---------------------------
Long-term debt excluding current installments           $  1,030,299   $  1,031,744
-----------------------------------------------------------------------------------

Annual repayments of long-term debt are scheduled as follows:

(in thousands)
-----------------------------------------------------
2003                                    $       3,150
2004                                            2,396
2005                                          250,246
2006                                              419
2007                                              332
Thereafter                                    776,906
                                        -------------
Total Long Term Debt                    $   1,033,449
-----------------------------------------------------

The Company may, from time to time, enter into interest rate swap agreements to manage its exposure to interest rate changes. Interest rate swaps are agreements to exchange fixed and variable rate payments based on the notional

                                    53 of 79
principal amounts. As of December 31, 2001, the Company had two interest rate swap agreements terminating on November 15, 2005 with a total notional amount of $150 million to exchange fixed rate interest for variable. Both swaps were designated as fair value hedges of the $250 million Notes, due November 15, 2005, and the net interest payments or receipts from these agreements, during 2001, were recorded as adjustments to interest expense. There was no hedge ineffectiveness as of December 31, 2001 and the fair value of the interest rate swaps determined through market quotation of $0.5 million was reported in other assets and long-term debt. During 2002, both of the interest rate swaps were settled, which resulted in net gains of $8.4 million. These gains were deferred and are being amortized over the balance of the term of the debt, permanently reducing the effective interest rate of the $250 million Notes, due November 15, 2005 from 6.5% to 5.3%.

8. CAPITAL STOCK, ADDITIONAL PAID-IN CAPITAL AND TREASURY STOCK

A summary of equity activity follows:

                                                                            Treasury Stock
                                        Common Stock     Additional         --------------
(in thousands)                          $1 Par Value  Paid-in Capital    Shares        Amount
------------------------------------------------------------------------------------------------
Balance at
   December 31, 2000                    $   236,944     $   48,552       33,761     $    986,661
Stock options exercised                         274          6,016           29 *          1,169
Treasury stock purchased                          -              -          934           30,985
Stock issued, net of cancellations               85            655            -                -
                                        --------------------------------------------------------
Balance at
   December 31, 2001                    $   237,303     $   55,223       34,724     $  1,018,815
Stock options exercised                         381          8,630           43 *          1,472
Treasury stock purchased                          -              -          511           14,039
Stock issued, net of cancellations               (4)         1,640            -                -
                                        --------------------------------------------------------
Balance at
   December 31, 2002                    $   237,680     $   65,493       35,278     $  1,034,326
------------------------------------------------------------------------------------------------

* Shares received as consideration for exercise price.

The Board of Directors has been authorized to issue preferred stock, in one or more series, up to 100,000 shares, with such designations, preferences and relative rights and limitations as may be stated in the resolution relating to each issue.

During 1987 the Board of Directors adopted a Stockholders' Rights Plan that is designed to protect stockholders from attempts to acquire control of the Company at an inadequate price. On November 7, 1996, the Board of Directors amended the original Plan by changing some of its features and extending the Plan to November 2006.

9. STOCK OPTION AND PERFORMANCE INCENTIVE PROGRAM

On April 24, 1984, the stockholders approved an incentive stock option plan and cash performance program under which a maximum aggregate of 19 million shares was reserved for grants to key personnel until January 30, 1994. This plan expired on January 30, 1995, but certain previous grants for approximately 312,000 shares remain outstanding at December 31, 2002. The period during which these options are exercisable is fixed by the Company's Compensation Committee at the time of grant, but is not to exceed ten years.

On April 25, 1995, the stockholders approved an incentive stock option plan and a cash performance program to replace the expired 1984 plan and program. Under the new plan a maximum aggregate of 20 million shares was reserved for grants to key personnel until January 30, 2005. The option price may not be less than the fair market value of the stock at the time the options are granted. The period during which these options are exercisable is fixed by the Company's Compensation Committee at the time of grant, but is not to exceed ten years.

                                    54 of 79

Transactions in stock options (all of which are non-qualified and cliff vest three years after grant) under this plan are summarized as follows:

                                                     Shares                                 Weighted
                                                  Under Option           Price Range         Average
-----------------------------------------------------------------------------------------------------
Outstanding at January 1, 2000                      5,723,485          $  8.67 - $35.00       $ 23.20
   Granted                                          1,032,671          $ 39.00 - $43.00       $ 39.05
   Exercised                                         (660,524)         $  8.67 - $24.72       $ 13.63
   Canceled                                          (119,713)         $  8.67 - $39.00       $ 34.27
                                                    -------------------------------------------------
Outstanding at December 31, 2000                    5,975,919          $  9.62 - $43.00       $ 26.69
                                                    =================================================
Exercisable at December 31, 2000
   through February 4, 2007                         2,927,003          $  9.62 - $24.72       $ 18.62
                                                    =================================================
Outstanding at January 1, 2001                      5,975,919          $  9.62 - $43.00       $ 26.69
   Granted                                          2,007,965          $ 33.00 - $41.00       $ 40.95
   Exercised                                         (273,837)         $  9.62 - $35.00       $ 14.41
   Canceled                                          (305,778)         $ 14.88 - $43.00       $ 38.18
                                                    -------------------------------------------------
Outstanding at December 31, 2001                    7,404,269          $  9.67 - $43.00       $ 30.68
                                                    =================================================
Exercisable at December 31, 2001
   through February 5, 2008                         3,434,323          $  9.67 - $35.00       $ 22.71
                                                    =================================================
Outstanding at January 1, 2002                      7,404,269          $  9.67 - $43.00       $ 30.68
   Granted                                          2,139,792          $ 27.00 - $38.00       $ 37.92
   Exercised                                         (380,674)         $  9.67 - $35.00       $ 16.85
   Canceled                                          (331,004)         $ 29.00 - $43.00       $ 39.38
                                                    -------------------------------------------------
Outstanding at December 31, 2002                    8,832,383          $  9.67 - $43.00       $ 32.71
                                                    =================================================
Exercisable at December 31, 2002 through:
   March 4, 2003                                      102,651                                 $ 11.42
   February 27, 2004                                  209,560                                 $ 14.88
   February 2, 2005                                   707,460                                 $ 14.22
   February 4, 2006                                   589,886                                 $ 23.53
   February 4, 2007                                   710,600                                 $ 24.72
   February 5, 2008                                   753,201                                 $ 35.00
   February 4, 2009                                 1,145,561                                 $ 31.00
                                                    -------------------------------------------------
Total                                               4,218,919          $ 11.40 - $35.00       $ 25.52
-----------------------------------------------------------------------------------------------------

The Company applies APB Opinion 25 and related Interpretations in accounting for stock options; accordingly, no compensation cost has been recognized. Had compensation cost been determined based upon the fair value of the stock options at grant date consistent with the method in SFAS No. 123, the Company's continuing net income and earnings per share would have been reduced to the pro forma amounts indicated below:

(in thousands except per share figures)
For the years ended December 31,                                  2002          2001          2000
----------------------------------------------------------------------------------------------------
Net earnings from continuing
   operations available to
   common stockholders:
      As reported                                              $  211,149   $  181,831    $  513,523
      Less: Total stock based compensation, net of tax             15,447       14,945         9,525
      Pro forma                                                   195,702      166,886       503,998
Basic earnings per share from
   continuing operations:
      As reported                                              $     1.04   $     0.90    $     2.53
      Pro forma                                                      0.97         0.82          2.48
Diluted earnings per share from
   continuing operations:
      As reported                                              $     1.04   $     0.89    $     2.51
      Pro forma                                                      0.96         0.82          2.46
----------------------------------------------------------------------------------------------------

                                    55 of 79

The fair value of each option grant was estimated on the date of grant using a Black-Scholes option-pricing model with the following assumptions:

For the years ended December 31,                            2002         2001         2000
----------------------------------------------------------------------------------------------
Risk-free interest rates                                      5.32%        5.05%         6.88%
Dividend yield                                                1.27%        1.18%         1.18%
Expected life                                                    9            9             9
Volatility                                                   28.10%       28.28%        23.67%
Weighted average fair value of options granted          $    15.29   $    16.59    $    16.38
----------------------------------------------------------------------------------------------

The Company also has a restricted stock program, under which common stock of the Company may be granted at no cost to certain officers and key employees. In general, restrictions limit the sale or transfer of these shares during a two or three year period, and restrictions lapse proportionately over the two or three year period. No restricted shares were granted in 2002; 71,969 and 25,000 restricted shares were granted in 2001 and 2000, respectively.

In addition, the Company has a stock compensation plan under which non-employee directors are granted 2,000 shares of Dover's common stock per year as their primary compensation for serving as directors. As the Company's board meeting in February of 2003, the Board approved a change to the directors' compensation arrangement. Under the new arrangement, non-employee directors will be entitled to receive annual compensation in an amount to be set from time to time (currently $90,000 per year), 25% of which will be paid in cash and 75% in Dover common stock based on the fair market value on the date of issue. This new compensation arrangement for non-employee directors is subject to approval by the Company's stockholders at its annual meeting on April 22, 2003.

10. EARNINGS PER SHARE

(in thousands except per share figures)           2002         2001          2000
------------------------------------------------------------------------------------
Numerator:
Net earnings from continuing
   operations available to
   common stockholders:                        $  211,149   $  181,831    $  513,523
                                               =====================================
Denominator:
Basic weighted average shares                     202,571      202,925       202,971
                                               -------------------------------------
Effect of dilutive securities:
Employee stock options                                775        1,088         1,706
                                               -------------------------------------
Denominator:
Diluted weighted average shares                   203,346      204,013       204,677
                                               =====================================
Basic earnings per share from
   continuing operations                       $     1.04   $     0.90    $     2.53
                                               =====================================
Diluted earnings per share from
   continuing operations                       $     1.04   $     0.89    $     2.51
====================================================================================

The computations of basic and diluted earnings per share from continuing operations for each year were as follows:

The diluted weighted average shares in 2002 exclude the dilutive effect of approximately 5,129,000 options with exercise prices in excess of the average market price of the Company's common stock. The diluted weighted average shares in 2001 exclude the dilutive effect of approximately 2,793,000 options with exercise prices in excess of the average market price of the Company's common stock. There were no stock options in 2000, that were not dilutive because the average market price was greater than the exercise price of all options outstanding during that year.

Net earnings as reported was used in computing both basic EPS and diluted EPS without further adjustment. The Company does not have a complex capital structure. Accordingly, the entire difference between basic weighted average shares and diluted weighted average shares results from assumed stock option exercises. The diluted EPS computation was made using the treasury stock method.

                                    56 of 79

11. TAXES ON INCOME

Total income taxes for the years ended December 31, 2002, 2001 and 2000 were allocated as follows:

(in thousands)                                    2002        2001          2000
-----------------------------------------------------------------------------------
Income from continuing operations             $   58,542   $   77,014    $  228,430
Stockholders' equity, for
   compensation expense for tax
   purposes in excess of amounts
   recognized for financial
   reporting purposes                             (2,597)      (2,345)       (6,691)
                                              -------------------------------------
                                              $   55,945   $   74,669    $  221,739
===================================================================================

Income tax expense (benefit) is made up of the following components:

(in thousands)                          2002         2001          2000
--------------------------------------------------------------------------
Current:
   U.S. Federal                      $    8,575   $   29,174    $  149,880
   State and local                          526        4,497         3,031
   Foreign                               27,922       40,941        60,540
                                     -------------------------------------
Total current - continuing               37,023       74,612       213,451
                                     -------------------------------------
Deferred:
   U.S. Federal                          18,424        9,094        17,146
   State and local                        2,128       (1,413)        1,059
   Foreign                                  967       (5,279)       (3,226)
                                     -------------------------------------
Total deferred - continuing              21,519        2,402        14,979
                                     -------------------------------------
Total expense - continuing           $   58,542   $   77,014    $  228,430
==========================================================================

Income taxes have been based on the following components of earnings before taxes on continuing income:

(in thousands)                          2002         2001          2000
-------------------------------------------------------------------------
Domestic                            $  209,285   $  178,126    $  544,126
Foreign                                 60,406       80,719       197,827
                                    -------------------------------------
                                    $  269,691   $  258,845    $  741,953
=========================================================================

The reasons for the difference between the effective rate and the U.S. Federal income statutory rate of 35% follow:

                                                   2002         2001          2000
-----------------------------------------------------------------------------------
U.S. Federal income tax rate                       35.0%        35.0%         35.0%
State and local taxes, net of Federal
   income tax benefit                               0.6          0.8           0.4
Foreign operations tax effect                       3.3          2.9          (0.1)
                                                   ===============================
   Subtotal                                        38.9         38.7          35.3
R&E tax credits                                    (2.4)        (2.4)         (1.2)
Foreign export program benefits                    (4.1)        (4.8)         (2.5)
Foreign tax credits                                (1.1)        (1.1)         (0.3)
Branch losses                                      (2.2)        (1.3)            -
Other, principally non-tax deductible items         0.8          2.7           1.0
                                                   ===============================
Effective rate before reorganizations              29.9         31.8          32.3
Reorganization of entities                         (8.2)        (2.0)         (1.5)
                                                   ===============================
   Effective rate from continuing operations       21.7%        29.8%         30.8%
==================================================================================

                                    57 of 79

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31 of each year are:

(in thousands)                                                   2002         2001
-------------------------------------------------------------------------------------
DEFERRED TAX ASSETS:
Accrued insurance                                             $   15,180   $   15,878
Accrued compensation, principally postretirement
   benefits, and other employee benefits                          40,895       37,359
Accrued expenses, principally for disposition
   of businesses, interest and warranty                           17,096        9,706
Long term liabilities principally warranty, environmental
   and exit costs                                                 12,427       12,372
Inventories, principally due to reserves for financial
   reporting purposes and capitalization for tax
   purposes                                                       28,218       32,787
Net operating loss carryforwards                                  30,086       33,679
Accounts receivable, principally due to allowance
   for doubtful accounts                                           6,834        9,572
Other assets                                                       5,182        4,914
                                                              -----------------------
Total gross deferred tax assets                                  155,918      156,267
                                                              -----------------------
Valuation allowance                                              (30,086)     (33,679)
                                                              -----------------------
Total deferred tax assets                                     $  125,832   $  122,588
                                                              =======================

DEFERRED TAX LIABILITIES:
Accounts receivable                                           $  (21,717)  $  (21,128)
Plant and equipment, principally due to
   differences in depreciation                                   (10,752)     (11,934)
Intangible assets, principally due to different tax
   and financial reporting bases and
   amortization lives                                           (135,397)    (120,540)
Prepaid pension assets                                           (37,244)     (21,388)
Other liabilities                                                   (368)        (560)
                                                              -----------------------
Total gross deferred tax liabilities                            (205,478)    (175,550)
                                                              -----------------------
Net deferred tax liability                                       (79,646)     (52,962)
                                                              -----------------------
Net current deferred tax asset                                    56,823       57,534
                                                              -----------------------
Net non-current deferred tax liability                        $ (136,469)  $ (110,496)
                                                              -----------------------

The Company has loss carryovers for federal and foreign purposes as of December 31, 2002 and 2001 of $411 million and $165 million, respectively. Approximately $235 million of the 2002 losses will be carried back to 1999 and monetized. The remaining losses can be carried forward, with $41 million of the carryforward losses beginning to expire during the years 2003 through 2009. The remaining $135 million of such losses can be carried forward indefinitely. The Company maintains a valuation allowance to reduce the deferred tax assets relating to these carry forwards as the utilization of these losses is not assured.

The Company does not provide for U.S. federal income taxes or tax benefits on the undistributed earnings or losses of its international subsidiaries because such earnings are reinvested and, in the opinion of management, will continue to be reinvested indefinitely. At December 31, 2002, the Company had not provided federal income taxes on earnings of approximately $160.0 million from its international subsidiaries. Should these earnings be distributed in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes and withholding taxes in various international jurisdictions which will be partially offset by U.S. foreign tax credits. Determination of the related amount of unrecognized deferred U.S. income taxes is not practicable because of the complexities associated with this hypothetical calculation.

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

                                    58 of 79

12. COMMITMENTS AND CONTINGENT LIABILITIES

A few of the Company's subsidiaries are involved in legal proceedings relating to the cleanup of waste disposal sites identified under Federal and State statutes which provide for the allocation of such costs among "potentially responsible parties." In each instance the extent of the Company's liability appears to be very small in relation to the total projected expenditures and the number of other "potentially responsible parties" involved and is anticipated to be immaterial to the Company. In addition, a few of the Company's subsidiaries are involved in ongoing remedial activities at certain plant sites, in cooperation with regulatory agencies, and appropriate reserves have been established.

The Company and certain of its subsidiaries are also parties to a number of other legal proceedings incidental to their businesses. Management and legal counsel periodically review the probable outcome of such proceedings, the costs and expenses reasonably expected to be incurred, the availability and extent of insurance coverage and established reserves. While it is not possible at this time to predict the outcome of these legal actions, in the opinion of management, based on these reviews, it is remote that the disposition of the lawsuits and the other matters mentioned above will have a material adverse effect on financial position, results of operations or cash flows of the Company.

The Company leases certain facilities and equipment under operating leases, many of which contain renewal options. Total rental expense, net of insignificant sublease rental income, on all operating leases was $44.9 million, $42.0 million, and $33.9 million for 2002, 2001, and 2000, respectively. Contingent rentals under the operating leases were not significant.

Minimum future rental commitments under operating leases having non-cancelable lease terms in excess of one year aggregate $152.4 million as of December 31, 2002 and are payable as follows:

(in thousands)
---------------------------------------------------------
2003                                            $  31,871
2004                                               25,481
2005                                               21,255
2006                                               15,983
2007 and beyond                                    57,790
                                                ---------
Total future rental commitments                 $ 152,380
---------------------------------------------------------

Warranty program claims are provided for at the time of sale. Amounts provided for are based on historical costs and adjusted for new claims. A reconciliation of the warranty provision is as follows:

(in thousands)
-------------------------------------------------------------------
Balance at January 1, 2001                               $   36,769
Provision for warranties                                     17,826
Settlements made                                            (20,069)
Other adjustments (primarily currency translation)            1,468
                                                         ----------
Balance at December 31, 2002                             $   35,994
-------------------------------------------------------------------

13. EMPLOYEE BENEFIT PLANS

The Company has many defined benefit and defined contribution pension plans covering substantially all employees of the Company and its domestic and international subsidiaries. Plan benefits are generally based on years of service and employee compensation. The Company's funding policy is consistent with the funding requirements of ERISA and applicable foreign law.

The Company also provides, through nonqualified plans, supplemental pension benefits in excess of qualified plan limits imposed by Federal tax law. These plans cover officers and certain key employees and serve to restore the combined pension amount to original benefit levels. The plans are funded from the general assets of the Company.

The following table sets forth the components of the Company's net periodic benefit (expense) for 2002, 2001 and 2000.

                                    59 of 79

                                                           Defined Benefits                        Supplemental Benefits
                                                   --------------------------------          --------------------------------
(in thousands)                                     2002          2001          2000          2002          2001          2000
---------------------------------------------------------------------------------------------------------------------------------
Components of net periodic expense
   Expected return on plan assets               $   22,564    $   23,741    $   22,812    $        -    $        -    $        -
   Benefits earned during year                      (6,906)       (5,540)       (6,309)       (2,404)       (1,544)       (1,751)
   Interest accrued on benefit obligation          (14,406)      (12,376)      (12,476)       (4,049)       (2,798)       (2,959)
   Amortization
      Prior service cost                              (879)         (950)         (951)       (2,300)       (1,628)       (1,628)
      Unrecognized actuarial gains (losses)              -           450           190             -           491             -
      Transition                                       931         1,140         1,145             -             -             -
      Settlement and curtailment gain (loss)             -             -             -             -             -             -
                                                --------------------------------------    --------------------------------------
   Net periodic (expense) benefit               $    1,304    $    6,465    $    4,411    $   (8,753)   $   (5,479)   $   (6,338)
--------------------------------------------------------------------------------------------------------------------------------

                                                        Post Retirement Benefits
                                                    --------------------------------
(in thousands)                                      2002          2001          2000
---------------------------------------------------------------------------------------
Components of net periodic expense
   Expected return on plan assets               $        -    $        -    $        -
   Benefits earned during year                        (355)         (403)         (573)
   Interest accrued on benefit obligation           (1,607)       (1,696)       (1,583)
   Amortization
      Prior service cost                                14            11            11
      Unrecognized actuarial gains (losses)             86            37            20
      Transition                                         -             -             -
      Settlement and curtailment gain (loss)            55             -            16
                                                --------------------------------------
   Net periodic (expense) benefit               $   (1,807)   $   (2,051)   $   (2,109)
--------------------------------------------------------------------------------------

The funded status and resulting prepaid pension cost of U.S. defined benefit plans (international defined benefit plans are not considered material) for the years ended December 31, 2002 and 2001 were as follows:

                                                    Defined Benefits          Supplemental Benefits        Post Retirement Benefits
                                                   ------------------         ---------------------        ------------------------
(in thousands)                                     2002          2001          2002           2001            2002         2001
----------------------------------------------------------------------------------------------------------------------------------
CHANGE IN BENEFIT OBLIGATION
Benefit obligation at beginning of year        $  199,564    $  163,928    $     53,486    $   36,376      $   23,112   $   21,897
Benefits earned during the year                     6,906         5,541           2,404         1,543             355          403
Interest cost                                      14,406        12,376           4,049         2,798           1,606        1,696
Plan participants' contributions                        -             -               -             -             280          458
Amendments                                          1,120           244          (1,186)       10,756            (104)         (34)
Actuarial loss (gain)                              11,583        22,919          (2,021)        3,385             978        1,065
Settlements and curtailments                            -             -               -             -             (59)           -
Acquisitions                                            -        17,235               -             -               -            -
Divestitures                                            -        (9,483)              -             -               -            -
Benefits paid                                     (16,911)      (13,196)         (2,025)       (1,372)         (2,088)      (2,373)
                                               ------------------------    --------------------------      -----------------------
Benefit obligation at end of year                 216,668       199,564          54,707        53,486          24,080       23,112
                                               ------------------------    --------------------------      -----------------------

CHANGE IN PLAN ASSETS
Fair value of plan assets at beginning of year    215,800       264,412               -             -               -            -
Actual return on plan assets                      (43,128)      (43,798)              -             -               -            -
Company contributions                              44,000             -           2,025         1,372           1,808        1,915
Employee contributions                                  -             -               -             -             280          458
Benefits paid                                     (16,911)      (13,196)         (2,025)       (1,372)         (2,088)      (2,373)
Acquisitions                                            -         8,382               -             -               -            -
                                               ------------------------    --------------------------      -----------------------
Fair value of plan assets at end of year          199,761       215,800               -             -               -            -
                                               ------------------------    --------------------------      -----------------------
Funded status                                     (16,907)       16,236         (54,707)      (53,486)        (24,080)     (23,112)
Unrecognized actuarial (gain) loss                121,522        44,247          (4,206)       (2,185)           (876)      (1,936)
Unrecognized prior service cost                     6,228         5,987          28,436        31,922            (140)         (49)
Unrecognized transition (gain)                     (4,431)       (5,362)              -             -               -            -
                                               ------------------------    --------------------------      -----------------------
Prepaid (accrued) benefit cost                 $  106,412    $   61,108    $    (30,477)   $  (23,749)     $  (25,096)  $  (25,097)
----------------------------------------------------------------------------------------------------------------------------------

The assumptions used in determining the above were as follows:

                                               Defined Benefits      Supplemental Benefits     Post Retirement Benefits
                                               ----------------      ---------------------     ------------------------
                                              2002          2001       2002          2001         2002           2001
                                              -------------------------------------------------------------------------
Weighted average discount rate                6.75%         7.25%      6.75%         7.25%        6.75%          7.25%
Average wage increase                         4.00%         4.00%      6.75%         6.75%           -              -
Expected long term rate of return on plan
  assets                                      9.00%         9.50%         -             -            -              -
Ultimate medical trend rate                      -             -          -             -         6.00%          5.00%
======================================================================================================================

Approximately 67% and 87% in 2002 and 2001, respectively, of defined benefit plan assets were invested in equity securities with the remainder in fixed income and short-term investments.

Pension cost for all defined contribution and benefit plans was $23.1 million for 2002, $27.6 million for 2001, and $31.0 million for 2000.


                                    60 of 79

For post retirement benefit measurement purposes an 11% annual rate of increase in the per capita cost covered benefit (i.e., health care cost trend rates) was assumed for 2002; the rates were assumed to decrease gradually to 6% by the year 2008 and remain at that level thereafter. The health care cost trend rate assumption has a significant effect on the amount reported. For example, increasing (decreasing) the assumed health care cost trend rates by one percentage point in each year would increase (decrease) the accumulated postretirement benefit obligation as of December 31, 2002 by $1.5 million ($1.3 million) and the net postretirement benefit cost for 2002 by approximately $0.1 million ($0.1 million).

The post retirement benefit plans only cover approximately 650 participants (200 active and 450 retirees) and are closed to new participants.

14. INFORMATION ABOUT THE COMPANY'S OPERATIONS IN DIFFERENT SEGMENTS AND GEOGRAPHIC AREAS

Selected information by geographic regions is presented below:

                                                       Revenues                         Long-lived assets
                                     ------------------------------------------   ---------------------------
For the years ended December 31,          2002           2001           2000           2002           2001
-------------------------------------------------------------------------------------------------------------
United States                        $  2,554,993   $  2,726,462   $  3,042,244   $  2,118,108   $  2,332,035
Europe                                    794,099        820,289        915,084        559,561        534,310
Other Americas                            288,024        348,382        479,948         33,334         41,898
Total Asia                                455,701        374,901        547,639         18,799         25,521
Rest of the World                          90,847         98,381         79,890            368            225
                                     ------------------------------------------------------------------------
                                     $  4,183,664   $  4,368,415   $  5,064,805   $  2,730,170   $  2,933,989
                                     ------------------------------------------------------------------------
U.S. Exports                         $    838,691   $    907,090   $  1,228,975
-------------------------------------------------------------------------------------------------------------

"Revenues" are attributed to regions based on the location of the Company's customer which in some instances is an intermediary and not necessarily the end user.

"Long-lived assets" are comprised of net property, plant and equipment; intangible assets and goodwill, net of amortization; and other assets and deferred charges.

The Company's operating companies are based primarily in the United States of America and Europe. The Company's businesses are divided into four reportable segments. Dover's businesses serve thousands of customers, none of which accounted for more than 10% of consolidated revenues. Accordingly, it is impracticable to provide revenues from external customers for each product and service sold by segment. Selected financial information by market segment as follows:

                                    61 of 79

SALES, OPERATING PROFIT AND OTHER DATA BY MARKET SEGMENT

(in thousands except % figures)

For the Years Ended December 31,                                2002                   2001                  2000
------------------------------------------------------------------------------------------------------------------------
Sales to unaffiliated customers:
    Dover Industries                                     $        1,124,039     $        1,160,147    $        1,203,431
    Dover Diversified                                             1,192,057              1,118,283             1,019,307
    Dover Resources                                                 837,363                897,380               846,142
    Dover Technologies                                            1,036,472              1,198,137             2,003,600
    Intramarket sales                                                (6,267)                (5,532)               (7,675)
                                                         ---------------------------------------------------------------
    Consolidated continuing sales                        $        4,183,664     $        4,368,415    $        5,064,805
                                                         ---------------------------------------------------------------

Operating profit:
    Dover Industries                                     $          147,572     $          142,235    $          190,977
    Dover Diversified                                               133,097                 95,935               150,607
    Dover Resources                                                 115,077                114,171               121,430
    Dover Technologies                                              (30,339)                 5,621               384,849
    Gain (loss) on dispositions, net                                      -                      -                10,495

    Interest income, interest expense
       and general corporate expenses, net                          (95,716)               (99,117)             (116,405)
                                                         ---------------------------------------------------------------
    Consolidated continuing earnings before taxes on
       income                                            $          269,691     $          258,845    $          741,953
                                                         ---------------------------------------------------------------

Operating profit margin (pretax):
    Dover Industries                                                   13.1%                  12.3%                 15.9%
    Dover Diversified                                                  11.2                    8.6                  14.8
    Dover Resources                                                    13.7                   12.7                  14.4
    Dover Technologies                                                 (2.9)                   0.5                  19.2
                                                         ---------------------------------------------------------------
    Consolidated continuing profit margin                               6.4%                   5.9%                 14.6%

Total assets at December 31:
    Dover Industries                                     $          960,432     $        1,115,291    $        1,064,515
    Dover Diversified                                             1,008,923              1,122,938             1,030,012
    Dover Resources                                                 792,432                866,249               887,752
    Dover Technologies                                            1,327,284              1,263,449             1,446,950
    Corporate (principally cash and equivalents
    and marketable securities)                                      299,100                139,407               125,806
                                                         ---------------------------------------------------------------
   Total continuing assets                               $        4,388,171     $        4,507,334    $        4,555,035
                                                         ---------------------------------------------------------------
   Assets from discontinued operations                               49,214                116,598               337,901
                                                         ---------------------------------------------------------------
   Consolidated total                                    $        4,437,385     $        4,623,932    $        4,892,936
                                                         ---------------------------------------------------------------

Depreciation and amortization:
    Dover Industries                                     $           31,247     $           45,877    $           40,742
    Dover Diversified                                                38,081                 50,053                43,365
    Dover Resources                                                  35,281                 46,702                41,363
    Dover Technologies                                               55,076                 69,573                56,684
    Corporate                                                         1,318                  1,289                 2,070
                                                         ---------------------------------------------------------------
    Consolidated continuing total                        $          161,003     $          213,494    $          184,224
                                                         ---------------------------------------------------------------

Capital expenditures:
    Dover Industries                                     $           24,592     $           22,315    $           31,304
    Dover Diversified                                                26,102                 48,632                49,391
    Dover Resources                                                  16,692                 28,145                29,467
    Dover Technologies                                               32,944                 62,434                72,869
    Corporate                                                           402                  1,006                   715
                                                         ---------------------------------------------------------------
    Consolidated continuing total                        $          100,732     $          162,532    $          183,746
========================================================================================================================

                                    62 of 79

15. QUARTERLY DATA (UNAUDITED)

(in thousands, except per share figures)

                                                                                                Per Share (1)
                  Net               Gross             Continuing            Net          --------------------------
Quarter        Sales (1)          Profit (1)        Net Earnings(1)     Earnings(2)         Basic         Diluted
-------------------------------------------------------------------------------------------------------------------
2002
FIRST       $       994,569     $       324,187     $        48,416    $    (247,933)    $     0.24     $      0.24
SECOND            1,081,841             354,785              65,312           55,201           0.32            0.32
THIRD             1,062,451             350,557              58,491           56,442           0.29            0.29
FOURTH            1,044,803             330,787              38,930           15,029           0.19            0.19
            -------------------------------------------------------------------------------------------------------
            $     4,183,664     $     1,360,316     $       211,149    $    (121,261)    $     1.04     $      1.04
            -------------------------------------------------------------------------------------------------------

2001
First       $     1,177,587     $       404,450     $        78,095    $      79,086     $     0.38     $      0.38
Second            1,088,512             361,888              49,318          143,298           0.25            0.24
Third             1,065,927             309,609              11,578            2,607           0.05            0.06
Fourth            1,036,389             310,401              42,840           23,546           0.22            0.21
            -------------------------------------------------------------------------------------------------------
            $     4,368,415     $     1,386,348     $       181,831    $     248,537     $     0.90     $      0.89
            -------------------------------------------------------------------------------------------------------

All quarterly and full year periods have been restated to reflect certain operations that were discontinued in 2002 and 2001. The quarterly data presented above will not agree to previously issued quarterly statements made during the year as a result of this restatement.

(1) Represents results from continuing operations. 2001 includes goodwill amortization of $42.2 million, net of tax.

(2) 2002 net earnings include goodwill impairment of $293.0 million net of tax as a result of the adoption of SFAS No. 142 effective January 1, 2002.

                                    63 of 79

Schedule II

                       DOVER CORPORATION AND SUBSIDIARIES

                        VALUATION AND QUALIFYING ACCOUNTS

                    YEARS ENDED DECEMBER 31, 2002, 2001, 2000
                                 (in thousands)


                                                                                Additions
                                       Balance at   Acq. By                     Charged to
                                      Beginning of  Purchase    Disp/Dissol     Cost and
                                          Year      or Merger   of Business     Expense
                                          ----      ---------   -----------     -------
Year Ended December 31, 2002
    Allowance for Doubtful Accounts    $  34,239     $    123     $     -       $  12,958

Year Ended December 31, 2001
    Allowance for Doubtful Accounts    $  23,158     $  1,505     $     -       $  19,762

Year Ended December 31, 2000
    Allowance for Doubtful Accounts    $  19,991     $  4,093     $  (409)      $   7,490


                                               Deductions                        Balance at
                                      Accounts       Current Year                 Close of
                                     Written Off   Credit to Income   Other         Year
                                     -----------   ----------------   -----         ----
Year Ended December 31, 2002
    Allowance for Doubtful Accounts  $  (11,283)      $  (4,843)     $    89     $  31,283

Year Ended December 31, 2001
    Allowance for Doubtful Accounts  $   (9,079)      $    (261)     $  (846)    $  34,239

Year Ended December 31, 2000
    Allowance for Doubtful Accounts  $   (7,470)      $    (766)     $   229     $  23,158

                                                              Charged,
                                             Balance at     (Credited) to     Acquired by       Balance at
                                            Beginning of      Cost and         Merger or         Close of
                                                Year           Expense        Disposition          Year
                                                ----           -------        -----------          ----
Year Ended December 31, 2002
           Lifo Reserve                      $   30,194     $      1,287     $         -        $   31,481

Year Ended December 31, 2001
           Lifo Reserve                      $   34,422     $     (4,235)    $         7        $   30,194

Year Ended December 31, 2000
           Lifo Reserve                      $   38,253     $       (511)    $    (3,320)       $   34,422

                                    64 of 79

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

Not Applicable

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information with respect to the directors of the Company required to be included pursuant to this Item 10 is included under the caption "1. Election of Directors" in the 2003 Proxy Statement relating to the 2003 Annual Meeting of Stockholders filed with the Securities and Exchange Commission pursuant to Rule 14a-6 under the Securities Exchange Act of 1934, as amended, and is incorporated in this Item 10 by reference. The information with respect to the executive officers of the Company required to be included pursuant to this Item 10 is included under the caption "Executive Officers of the Registrant" in Part I of this Annual Report on Form 10-K and is incorporated in this Item 10 by reference. The information with respect to Section 16(a) reporting compliance required to be included in this Item 10 is included under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the 2003 Proxy Statement and is incorporated in this Item 10 by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information with respect to executive compensation required to be included pursuant to this Item 11 is included under the caption "Executive Compensation" in the 2003 Proxy Statement and is incorporated in this Item 11 by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information regarding security ownership of certain beneficial owners and management that is required to be included pursuant to this Item 12 is included under the caption "Security Ownership of Certain Beneficial Owners and Management" in the 2003 Proxy Statement and is incorporated in this Item 12 by reference.

                            EQUITY COMPENSATION PLANS

The Equity Compensation Plan Table below presents information regarding the Company's equity compensation plans at December 31, 2002:

                                                                                    NUMBER OF SECURITIES REMAINING
                              NUMBER OF SECURITIES TO       WEIGHTED-AVERAGE         AVAILABLE FOR FUTURE ISSUANCE
                              BE ISSUED UPON EXERCISE       EXERCISE PRICE OF       UNDER EQUITY COMPENSATION PLANS
                              OF OUTSTANDING OPTIONS,     OUTSTANDING OPTIONS,      (EXCLUDING SECURITIES REFLECTED
      PLAN CATEGORY             WARRANTS AND RIGHTS        WARRANTS AND RIGHTS              IN COLUMN (a))
                                       (a)                         (b)                            (c)
Equity compensation plans
approved by stockholders
                                     8,832,383                $288,907,248                     8,046,891

Equity compensation plans
not approved by
stockholders                                 0                           0                             0
                                     ---------                ------------                     ---------
Total                                8,832,383                $288,907,248                     8,046,891

                                    65 of 79

The Company has three compensation plans under which equity securities of the Company have been authorized for issuance and have been issued to employees and to non-employee directors:

THE 1984 INCENTIVE STOCK OPTION PLAN AND CASH PERFORMANCE PROGRAM
The purpose of the 1984 Stock Option Plan and Cash Performance Program (the "1984 PLAN") was to give key employees of the Company the opportunity to receive options to purchase the Company's common stock and to participate in the cash performance program. The 1984 Plan expired in January 1995 and was replaced by the 1995 Incentive Stock Option Plan and Cash Performance Program, however as of December 31, 2002, there were outstanding options for 312,211 shares under the 1984 Plan.

THE 1995 INCENTIVE STOCK OPTION PLAN AND CASH PERFORMANCE PROGRAM
The Company has an Incentive Stock Option Plan and Cash Performance Program (the "PERFORMANCE PLAN"), adopted in 1995 (replacing the 1984 Plan which expired in January 1995), which provides for stock options, restricted stock awards and cash performance awards.

The Performance Plan is intended to promote the long-term success of Dover by providing salaried officers and other key employees of Dover and its subsidiaries with a long-range inducement to remain with Dover and to encourage them to increase their efforts to make Dover successful. Options granted under the Performance Plan are designated as either non-qualified stock options or incentive stock options within the meaning of Section 422 of the Internal Revenue Code.

The option price is based on the fair market value on the date of grant and is determined in good faith by the Compensation Committee. The Compensation Committee determines the term of each option but in no event may an option be exercised more than 10 years following the grant date. No more than 600,000 shares may be granted to a single participant in any one year. Options granted under this plan may not be sold, transferred, hypothecated, pledged or otherwise disposed of by any of the holders except by will or by the laws of descent and distribution except that a holder may transfer any non-qualified option granted under this plan to members of the holder's immediate family, or to one or more trusts for the benefit of such family members provided that the holder does not receive any consideration for the transfer.

The information above summarizes the material aspects of the Performance Plan. The rights and obligations of participants are determined by the provisions of the plan document itself.

THE 1996 NON-EMPLOYEE DIRECTORS' STOCK COMPENSATION PLAN
Under the Dover Corporation 1996 Non-Employee Directors' Stock Compensation Plan (the "DIRECTORS' PLAN"), non-employee directors are granted 2,000 shares of the Company's common stock per year (adjusted for stock splits) as their primary compensation for serving as directors. If any director serves for less than a full calendar year, the number of shares to be granted to that director for the year is adjusted pro rata, based on the number of calendar quarters for such year for which he or she serves as a director. The shares granted under the Directors' Plan may be treasury shares or newly issued shares but in either case they will be listed on the New York Stock Exchange.

The information above summarizes the material aspects of the Directors' Plan. The rights and obligations of participants are determined by the provisions of the plan document itself. As described in the Company's 2003 proxy statement and incorporated herein by reference, the Directors' Plan has been amended, subject to shareholder approval, and as amended will provide for different levels of stock grants in 2003 and beyond.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information with respect to any reportable transaction, business relationship or indebtedness between the Company and the beneficial owners of more than 5% of the Common Stock, the directors or nominees for director of the Company, the executive officers of the Company or the members of the immediate families of such individuals that is required to be included pursuant to this
Item 13 is included under the caption "1. Election of Directors-Directors' Compensation" in the 2003 Proxy Statement and is incorporated in this Item 13 by reference.

                                    66 of 79

ITEM 14. CONTROLS AND PROCEDURES

On March 5, 2003, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls, nor any significant deficiencies or material weaknesses in such controls requiring corrective actions, subsequent to the date of their evaluation.

                                    67 of 79

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

 (a)(1)Financial Statements

         Financial Statements covered by the Report of Independent Accountants:

         (A)     Consolidated balance sheets as of December 31, 2002 and 2001.

         (B) Consolidated statements of earnings (losses), comprehensive earnings (losses) and retained earnings for the years ended December 31, 2002, 2001 and 2000.

         (C) Consolidated statements of cash flows for the years ended December 31, 2002, 2001 and 2000.

         (D)     Notes to consolidated financial statements.

    (2)  Financial Statement Schedule

         The following financial statement schedule is included in Item No.8 of this report on form 10-K:
           Schedule II--Valuation and Qualifying Accounts
           All other schedules are not required and have been omitted.

    (3)  Not covered by the Report of Independent Accountants:
         Quarterly financial data (unaudited)

    (4)  See (c) below.

 (b) Current Reports on Form 8-K:

             The Company filed with the Securities and Exchange Commission a report on Form 8-K, dated October 30, 2002, under Item 9, regarding the press release on October 30, 2002 informing shareholders of a mini-tender offer made by TRC Capital Corporation for up to 5 million shares of common stock on Dover or approximately 2.5% of Dover's outstanding common shares.

 (c)            Exhibits:

        (3)(i) Restated Certificate of Incorporation, filed as Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the Period Ended June 30, 1998, is incorporated by reference.

        (3)(i)b Certificate of Correction to the Restated Certificate of Incorporation dated as of January 24, 2002, filed as Exhibit 3(i) to the Company's Current Report on Form 8-K filed February 28, 2002, is incorporated by reference.

        (3)(ii) Certificate of Correction to the Restated Certificate of Incorporation dated as of January 24, 2002.

        (3)(iii) By-Laws of the Company filed as Exhibit 3.1 to Quarterly Report on Form 10-Q for Period Ended September 30, 2000, are incorporated by reference.

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

                                    68 of 79

        (4.6)    Form of 6.50% Notes due February 15, 2011 ($400,000,000
                 aggregate principal amount), filed as exhibit 4.3 to the Company's current report on Form 8-K filed February 12, 2001, is incorporated by reference.

        (4.7) Indenture, dated as of February 8, 2001 between the Company and BankOne Trust Company, N.A., as trustee, filed as Exhibit 4.1 to the Company's current report on Form 8-K filed February 12, 2001, is incorporated by reference.

        (4.8)    Officers' certificate, dated February 12, 2001, pursuant to
                 Section 301 of the Indenture, dated as of February 8, 2001 between the Company and BankOne Trust Company N.A., as trustee, filed as Exhibit 4.2 to the Company's current report on Form 8-K filed February 12, 2001, is incorporated by reference.

                 The Company agrees to furnish to the Securities and Exchange Commission upon request, a copy of any instrument with respect to long-term debt under which the total amount of securities authorized does not exceed 10 percent of the total consolidated assets of the Company.

        (10.1) 1984 Incentive Stock Option and Cash Performance Program, filed as Exhibit 10(a) to Annual Report on Form 10-K for year ended December 31, 1984, is incorporated by reference.*

        (10.2) Employee Savings and Investment Plan, filed as Exhibit 99 to Registration Statement on Form S-8 filed under Securities Act of 1933 (Reg. No.33-01419), is incorporated by reference.*

        (10.3) Amended and Restated 1996 Non-Employee Directors' Stock Compensation Plan, included as Exhibit A to the Proxy Statement, dated March 17, 2003 and subject to shareholder approval, is incorporated by reference.*

        (10.4) Executive Officer Annual Incentive Plan, included as Exhibit A to the Proxy Statement, dated March 17, 2003, is incorporated by reference.*

        (10.5) Form of Executive Severance Agreement, filed as Exhibit 10.6 to Annual Report on Form 10-K for year ended December 31, 1998, is incorporated by reference.*

        (10.6) 1995 Incentive Stock Option and Cash Performance Program, filed as Exhibit 10.7 to Annual Report on Form 10-K for year ended December 31, 2000, is incorporated by reference.*

        (10.7) Dover Corporation Deferred Compensation Plan, as amended as of December 31, 2001, filed as Exhibit 10 to the Company's Current Report on Form 8-K filed February 28, 2002, is incorporated by reference.*

        (21)     Subsidiaries of Dover.

        (23.1)   Consent of Independent Accountants.

        (24)     Power of Attorney.

        * Executive compensation plan or arrangement.

 (d) Not applicable.

                                    69 of 79

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                  DOVER CORPORATION

                                                  By:/s/Thomas L. Reece
                                                     ---------------------------
                                                     Thomas L. Reece
                                                     Chairman, President
                                                     and Chief Executive Officer

                                                  Date: March 5, 2003

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

Signature                                              Title                               Date
---------                                              -----                               ----
/s/Thomas L. Reece
------------------------------
Thomas L. Reece                     Chairman, President and Chief
                                    Executive Officer and Director
                                    (Principal Executive Officer)                     March 5, 2003

/s/ Robert G. Kuhbach
------------------------------
Robert G. Kuhbach                   Vice President, Finance and Chief Financial
                                    Officer and Treasurer
                                    (Principal Financial Officer)                     March 5, 2003

/s/Raymond T. McKay, Jr.
------------------------------
Raymond T. McKay, Jr.               Controller
                                    (Principal Accounting Officer)                    March 5, 2003

------------------------------
David H. Benson                     Director*                                         March 5, 2003

------------------------------
Jean-Pierre M. Ergas                Director*                                         March 5, 2003

------------------------------
Kristiane C. Graham                 Director*                                         March 5, 2003

------------------------------
James L. Koley                      Director*                                         March 5, 2003

------------------------------
Richard K. Lochridge                Director*                                         March 5, 2003

------------------------------
Bernard G. Rethore                  Director*                                         March 5, 2003

------------------------------
Gary L. Roubos                      Director*                                         March 5, 2003

------------------------------
Michael B. Stubbs                   Director*                                         March 5, 2003

*  By: /s/Joseph W. Schmidt
       --------------------------
       Joseph W. Schmidt
       Attorney-in-Fact

                                    70 of 79

                                  CERTIFICATION

I, Thomas L. Reece, certify that:

1.       I have reviewed this annual report on Form 10-K of Dover Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days before the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 5, 2003             /s/ Thomas L. Reece
                                 -------------------
                                 Thomas L. Reece
                                 Chairman, President and Chief Executive Officer

                                    71 of 79

                                  CERTIFICATION

I, Robert G. Kuhbach, certify that:

1.       I have reviewed this annual report on Form 10-K of Dover Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

            a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

            b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days before the filing date of this annual report (the "Evaluation Date"); and

            c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant'sauditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

         c) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         d) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 5, 2003            /s/ Robert G. Kuhbach
                                ---------------------
                                Robert G. Kuhbach
                                Vice President, Finance, Chief Financial Officer
                                and Treasurer

                                    72 of 79

                                  EXHIBIT INDEX
        (3)(i) Restated Certificate of Incorporation, filed as Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the Period Ended June 30, 1998, is incorporated by reference.

        (3)(i)b Certificate of Correction to the Restated Certificate of Incorporation dated as of January 24, 2002, filed as Exhibit 3(i) to the Company's Current Report on Form 8-K filed February 28, 2002, is incorporated by reference.

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

        (4.7) Indenture, dated as of February 8, 2001 between the Company and BankOne Trust Company, N.A., as trustee, filed as Exhibit 4.1 to the Company's Current Report on Form 8-K filed February 12, 2001, is incorporated by reference.

        (4.8)    Officers' certificate, dated February 12, 2001, pursuant to
                 Section 301 of the Indenture, dated as of February 8, 2001 between the Company and BankOne Trust Company, N.A., as trustee, filed as Exhibit 4.2 to the Company's current report on Form 8-K filed February 12, 2001, is incorporated by reference.

                 The Company agrees to furnish to the Securities and Exchange Commission upon request, a copy of any instrument with respect to long-term debt under which the total amount of securities authorized does not exceed 10 percent of the total consolidated assets of the Company.

        (10.1) 1984 Incentive Stock Option and Cash Performance Program, filed as Exhibit 10(a) to Annual Report on Form 10-K for year ended December 31, 1984, is incorporated by reference.*

        (10.2) Employee Savings and Investment Plan, filed as Exhibit 99 to Registration Statement on Form S-8 filed under Securities Act of 1933 (Reg. No.33-01419), is incorporated by reference.*

        (10.3) Amended and Restated 1996 Non-Employee Directors' Stock Compensation Plan, included as Exhibit A to the Proxy Statement, dated March 17, 2003 and subject to shareholder approval, is incorporated by reference.*

        (10.4) Executive Officer Annual Incentive Plan, included as Exhibit A to the Proxy Statement, dated March 17, 2003, is incorporated by reference.*

        (10.5) Form of Executive Severance Agreement, filed as Exhibit 10.6 to Annual Report on Form 10-K for year ended December 31, 1998, is incorporated by reference.*

        (10.6) 1995 Incentive Stock Option and Cash Performance Program, filed as Exhibit 10.7 to Annual Report on Form 10-K for year ended December 31, 2000, is incorporated by reference.*

        (10.7) Dover Corporation Deferred Compensation Plan, as amended as of December 31, 2001, filed as Exhibit 10 to the Company's Current Report on Form 8-K filed February 28, 2002, is incorporated by reference.*

        (21)     Subsidiaries of Dover.

        (23.1)   Consent of Independent Accountants.

        (24)     Power of Attorney.

                                    73 of 79