Form 10-Q
period 2003-03-31
DOVER CORP
filed 2003-05-02
CIK 29905

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

               Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

For three months ended March 31, 2003                 Commission File No. 1-4018

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

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by checkmark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Securities Exchange Act) Yes [X] No [ ]

The number of shares outstanding of the Registrant's common stock as of the close of the period covered by this report was 202,524,150.

                                     1 of 22

Special Notes Regarding Forward Looking Statements

This Quarterly Report on Form 10-Q, particularly "Management's Discussion and Analysis", contains forward-looking statements within the meaning of the Securities Act of 1933, as amended, and the Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. Such statements relate to, among other things, industries in which the Company operates, the U.S. and global economies, earnings, cash flow and operating improvements and may be indicated by words or phrases such as "anticipates", "supports", "plans", "projects", "expects", "should", "would", "could", "hope", "forecast", "Dover believes", "management is of the opinion", similar words or phrases or use of the future tense. Such statements may also be made by management orally. Forward-looking statements are subject to inherent uncertainties and risks, including among others: continuing impact from the terrorist events of September 11, 2001 as well as the impact of continued events in the Middle East on the worldwide economy; increasing price and product/service competition by foreign and domestic competitors, including new entrants; technological developments and changes; the ability to continue to introduce competitive new products and services on a timely, cost effective basis; the mix of products/services; the achievement of lower costs and expenses; domestic and foreign governmental and public policy changes including environmental regulations; protection and validity of patent and other intellectual property rights; the continued success of the Company's acquisition program; the cyclical nature of some of the Company's business; and the outcome of pending and future litigation and governmental proceedings. In addition, such statements could be affected by general industry and market conditions and growth rates, and general domestic and international economic conditions including interest rate and currency exchange rate fluctuations. In light of these risks and uncertainties, actual events and results may vary significantly from those included in or contemplated or implied by such statements. Readers are cautioned not to place undue reliance on such forward-looking statements. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

The Company may, from time to time, post financial or other information on its Internet website, http://www.dovercorporation.com. Such information will be found in the "What's New" section of the website's home page. It will be accessible from the home page for approximately one month after release, after which time it will be archived on the website for a period of time. The Internet address in this report is for informational purposes only and is not intended for use as a hyperlink. The Company is not incorporating any material on its website into this report.

                                     2 of 22

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

                       DOVER CORPORATION AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                          THREE MONTHS ENDED MARCH 31,
                    (IN THOUSANDS, EXCEPT PER SHARE FIGURES)

                                                                                                   UNAUDITED
                                                                                              2003           2002
                                                                                          -----------    -----------
Net sales                                                                                 $ 1,027,792    $   994,569
Cost of sales                                                                                 672,713        670,382
                                                                                          -----------    -----------
  Gross profit                                                                                355,079        324,187
Selling and administrative expenses                                                           262,014        240,722
                                                                                          -----------    -----------
  Operating profit                                                                             93,065         83,465
                                                                                          -----------    -----------
Other deductions (income):
 Interest expense                                                                              17,933         18,186
 Interest income                                                                               (1,455)        (1,063)
 All other (income) expense, net                                                                 (517)        (3,996)
                                                                                          -----------    -----------
 Total                                                                                         15,961         13,127
                                                                                          -----------    -----------
Earnings from continuing operations, before taxes on income                                    77,104         70,338
 Federal and other taxes on income                                                             18,652         21,922
                                                                                          -----------    -----------
Net earnings from continuing operations                                                        58,452         48,416
                                                                                          -----------    -----------
Net earnings (losses) from discontinued operations                                              1,019         (3,300)
                                                                                          -----------    -----------
Net earnings before cumulative effect of change in accounting principle                        59,471         45,116
                                                                                          -----------    -----------
Cumulative effect of change in accounting principle, net of tax                                     -       (293,049)
Net earnings (losses)                                                                     $    59,471    $  (247,933)
                                                                                          ===========    ===========

Net earnings (losses) per common share:

Basic - Continuing operations                                                             $      0.29    $      0.24
        - Discontinued operations                                                                   -          (0.02)
                                                                                          -----------    -----------
        - Total net earnings before cumulative effect of change in accounting principle          0.29           0.22
        - Cumulative effect of change in accounting principle                                       -          (1.44)
                                                                                          -----------    -----------
        - Net earnings (losses)                                                           $      0.29    $     (1.22)
                                                                                          ===========    ===========

Diluted - Continuing operations                                                           $      0.29    $      0.24
         - Discontinued operations                                                                  -          (0.02)
                                                                                          -----------    -----------
         - Total net earnings before cumulative effect of change in accounting principle         0.29           0.22
         - Cumulative effect of change in accounting principle                                      -          (1.44)
                                                                                          -----------    -----------
         - Net earnings (losses)                                                          $      0.29    $     (1.22)
                                                                                          ===========    ===========

Weighted average number of common shares outstanding during the period:

  Basic                                                                                       202,431        202,660
  Diluted                                                                                     202,949        203,818

See Notes to Condensed Consolidated Financial Statements.

                                     3 of 22

                       DOVER CORPORATION AND SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND
                              COMPREHENSIVE INCOME
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                      Accumulated
                                                         Additional      Other
                                             Common       Paid-In     Comprehensive    Retained    Comprehensive
                                             Stock        Capital        (Loss)        Earnings        Income
                                          -----------   -----------   -------------  -----------   -------------
Balance as of December 31, 2002           $   237,680   $    65,493   $   (38,820)   $ 3,164,596
Net earnings                                        -             -             -         59,471    $    59,471
Common stock cash dividends                         -             -             -        (27,339)             -
Common stock issued for
 options exercised/restricted stock               149         2,428             -              -              -
Foreign currency translation adjustment             -             -         6,282              -          6,282
Unrealized gains on securities                      -             -            18              -             18
                                          -----------   -----------   -----------    -----------    -----------
Balance as of March 31, 2003              $   237,829   $    67,921   $   (32,520)   $ 3,196,728    $    65,771
                                          ===========   ===========   ===========    ===========    ===========

See Notes to Condensed Consolidated Financial Statements.

                                     4 of 22

                       DOVER CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                          UNAUDITED
                                                                        March 31, 2003  December 31, 2002
                                                                        --------------  -----------------
ASSETS:
CURRENT ASSETS:
    Cash and cash equivalents                                           $     294,193     $    294,448
    Marketable securities, at market                                              539              511
    Receivables, net of allowance for doubtful accounts                       689,641          669,885
    Inventories, net                                                          613,236          595,071
    Prepaid expenses and other current assets                                  44,469           41,263
    Deferred tax asset                                                         64,976           56,823
                                                                        -------------     ------------
     TOTAL CURRENT ASSETS                                                   1,707,054        1,658,001
                                                                        -------------     ------------

PROPERTY, PLANT AND EQUIPMENT, AT COST:                                     1,805,629        1,775,325
   Less accumulated depreciation                                           (1,109,733)      (1,070,403)
                                                                        -------------     ------------
    Net property, plant and equipment                                         695,896          704,922
                                                                        -------------     ------------
GOODWILL, NET OF AMORTIZATION                                               1,661,198        1,654,883
INTANGIBLE ASSETS, NET OF AMORTIZATION                                        201,375          202,836
OTHER ASSETS AND DEFERRED CHARGES                                             180,526          167,529
ASSETS OF DISCONTINUED OPERATIONS                                              34,551           49,214
                                                                        -------------     ------------
TOTAL ASSETS                                                            $   4,480,600     $  4,437,385
                                                                        =============     ============

LIABILITIES:
CURRENT LIABILITIES:
  Notes payable                                                         $      21,099     $     20,611
  Current maturities of long-term debt                                          3,283            3,150
  Accounts payable                                                            231,395          199,624
  Accrued compensation and employee benefits                                  106,399          133,570
  Accrued insurance                                                            55,028           50,431
  Other accrued expenses                                                      212,028          214,573
  Federal and other taxes on income                                            57,160           74,979
                                                                        -------------     ------------
    TOTAL CURRENT LIABILITIES                                                 686,392          696,938
                                                                        -------------     ------------
LONG-TERM DEBT                                                              1,031,006        1,030,299
DEFERRED INCOME TAXES                                                         149,361          136,469
OTHER DEFERRALS (PRINCIPALLY COMPENSATION)                                    158,336          151,225
LIABILITIES FROM DISCONTINUED OPERATIONS                                       20,571           27,831

STOCKHOLDERS' EQUITY:
Preferred stock                                                                     -                -
Common stock                                                                  237,829          237,680
ADDITIONAL PAID-IN CAPITAL                                                     67,921           65,493
ACCUMULATED OTHER COMPREHENSIVE LOSS                                          (32,520)         (38,820)
RETAINED EARNINGS                                                           3,196,728        3,164,596
                                                                        -------------     ------------
 Subtotal                                                                   3,469,958        3,428,949
Less: common stock in treasury stock                                        1,035,024        1,034,326
                                                                        -------------     ------------
 Net stockholders' equity                                                   2,434,934        2,394,623
                                                                        -------------     ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                              $   4,480,600     $  4,437,385
                                                                        =============     ============

See Notes to Condensed Consolidated Financial Statements.

                                     5 of 22

                       DOVER CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                        THREE MONTHS ENDED MARCH 31,
                                 (IN THOUSANDS)

                                                                                          UNAUDITED
                                                                                      2003        2002
                                                                                   ---------    ---------
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
Net earnings (losses)                                                              $  59,471    $(247,933)
                                                                                   ---------    ---------
Adjustments to reconcile net earnings to net cash from operating activities:
 Cumulative effective of change in accounting principle, net of taxes                      -      293,049
 Net (earnings) losses from discontinued operations                                   (1,019)       3,300
 Depreciation and amortization                                                        37,823       39,596
 Net increase (decrease) in deferred taxes                                             4,250        8,573
 Increase (decrease) in other deferrals (principally compensation)                     6,974      (18,552)
 Other, net                                                                           (9,141)      (9,469)
 Changes in assets & liabilities (excluding acquisitions and dispositions):
  Decrease (increase) in accounts receivable                                         (17,977)     (32,228)
  Decrease (increase) in inventories                                                 (16,582)       5,984
  Decrease (increase) in prepaid expenses                                             (3,091)      (1,403)
  Increase (decrease) in accounts payable                                             31,174          630
  Increase (decrease) in accrued expenses and other non-current liabilities          (26,083)     (21,755)
  Increase (decrease) in federal & other taxes on income                             (17,819)     (21,367)
                                                                                   ---------    ---------
   Total adjustments                                                                 (11,491)     246,358
                                                                                   ---------    ---------
NET CASH FROM (USED IN) OPERATING ACTIVITIES                                          47,980       (1,575)
                                                                                   ---------    ---------

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
 Additions to property, plant and equipment                                          (19,914)     (21,131)
 Acquistions (net of cash and cash equivalents acquired)                             (15,196)     (45,824)
                                                                                   ---------    ---------
NET CASH FROM (USED IN) INVESTING ACTIVITIES                                         (35,110)     (66,955)
                                                                                   ---------    ---------

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
 Increase (decrease) in notes payable                                                    489      133,083
 Increase (decrease) in long-term debt                                                   839         (838)
 Purchase of treasury stock                                                             (699)        (802)
 Proceeds from exercise of stock options                                               1,173        3,011
 Cash dividends to stockholders                                                      (27,339)     (27,362)
                                                                                   ---------    ---------
NET CASH FROM (USED IN) FINANCING ACTIVITIES                                         (25,537)     107,092
                                                                                   ---------    ---------
                                                                                   ---------    ---------
Cash from (used in) discontinued operations                                           12,412      (49,011)
                                                                                   ---------    ---------

NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS                                      (255)     (10,449)
Cash & cash equivalents at beginning of period                                       294,448      175,331
                                                                                   ---------    ---------

CASH & CASH EQUIVALENTS AT END OF PERIOD                                           $ 294,193    $ 164,882
                                                                                   =========    =========

See Notes to Condensed Consolidated Financial Statements.

                                     6 of 22

                       DOVER CORPORATION AND SUBSIDIARIES
                             MARKET SEGMENT RESULTS
               (UNAUDITED) (IN THOUSANDS EXCEPT PER SHARE FIGURES)

                                                                             Three months ended March 31,
                                                                                 2003           2002
                                                                              -----------    -----------
                                     SALES
Dover Diversified                                                             $   292,033    $   288,437
Dover Industries                                                                  247,932        261,486
Dover Resources                                                                   229,792        217,186
Dover Technologies                                                                260,042        228,845
                                                                              -----------    -----------
  Total continuing (after intramarket eliminations)                           $ 1,027,792    $   994,569
                                                                              ===========    ===========

                                EARNINGS (Losses)
Dover Diversified                                                             $    31,719    $    30,047
Dover Industries                                                                   27,199         39,198
Dover Resources                                                                    32,691         29,624
Dover Technologies                                                                 10,498         (6,933)
                                                                              -----------    -----------
 Subtotal continuing                                                              102,107         91,936
Corporate expense                                                                  (8,525)        (4,475)
Net interest expense                                                              (16,478)       (17,123)
                                                                              -----------    -----------
Earnings from continuing operations, before taxes on income                        77,104         70,338
Taxes on income                                                                    18,652         21,922
                                                                              -----------    -----------
Net earnings from continuing operations                                            58,452         48,416
    Net earnings (losses) from discontinued operations *                            1,019         (3,300)
                                                                              -----------    -----------
Net earnings before cumulative effect of change in accounting principle            59,471         45,116
                                                                              -----------    -----------
    Cumulative effect of change in accounting principle, net of tax **                  -       (293,049)
Net earnings (losses)                                                         $    59,471    $  (247,933)
                                                                              ===========    ===========

Net earnings (losses) per diluted common share:
    Continuing operations                                                     $      0.29    $      0.24
    Discontinued operations*                                                            -          (0.02)
                                                                              -----------    -----------
    Net earnings before cumulative effect of change in accounting
    principle                                                                        0.29           0.22
                                                                              -----------    -----------
         Cumulative effect of change in accounting principle, net of tax **             -          (1.44)
    Net earnings (losses)                                                     $      0.29    $     (1.22)
                                                                              ===========    ===========

Average number of diluted shares outstanding                                      202,949        203,818

* In accordance with the adoption of SFAS No. 144 in 2001, the earnings (net of tax) from discontinued operations are separately presented for all reported periods in earnings from discontinued operations.

** Reflects the adoption of SFAS No. 142 "Goodwill and Other Intangible Assets" (adopted 1/1/02), which resulted in a $293 million write down (net of $52 million of tax benefits) of impaired goodwill to fair value.

See Notes to Condensed Consolidated Financial Statements.

                                     7 of 22

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

NOTE B - Stock-Based Compensation:

SFAS No. 123 "Accounting for Stock-Based Compensation," allows companies to measure compensation cost in connection with employee share option plans using a fair value based method or to continue to use an intrinsic value based method as defined by APB No. 25 "Accounting for Stock Issued to Employees," which generally does not result in a compensation cost. The Company accounts for stock-based compensation under APB 25, and does not recognize stock-based compensation expense upon the issuance of its stock options because the option terms are fixed and the exercise price equals the market price of the underlying stock on the grant date. The following table illustrates the effect on net earnings and basic diluted earnings per share if the Company had recognized compensation expense upon issuance of the options, based on the Black-Scholes option pricing model:

                                                               Three months ended March 31,
                   (in thousands)                                  2003          2002
-------------------------------------------------------------------------------------------
Net earnings (loss), as reported                                $   59,471    $  (247,933)

Deduct:
 Total stock-based employee compensation expense
 determined under fair value based method for all awards,
 net of related tax effects                                         (4,387)        (3,653)
                                                                ----------    -----------
Pro forma net earnings (losses)                                 $   55,084    $  (251,586)
                                                                ==========    ===========

Earnings per share:
 Basic-as reported                                              $     0.29    $     (1.22)
                                                                ----------    -----------
 Basic-pro forma                                                      0.27          (1.24)
                                                                ----------    -----------

 Diluted-as reported                                            $     0.29    $     (1.22)
                                                                ----------    -----------
 Diluted-pro forma                                                    0.27          (1.23)
-----------------------------------------------------------------------------------------

                                     8 of 22

NOTE C - Inventory

                                                                UNAUDITED
                                                                 March 31,      December 31,
       (in thousands)                                              2003             2002
---------------------------------------------------------------------------------------------
Raw materials                                                 $      298,870    $     288,426
Work in progress                                                     173,705          178,631
Finished goods                                                       172,585          159,495
                                                              --------------    -------------
    Total                                                            645,160          626,552
Less LIFO reserve                                                     31,924           31,481
                                                              --------------    -------------
    Net amount per balance sheet                              $      613,236    $     595,071
---------------------------------------------------------------------------------------------

NOTE D - Goodwill

The following table reconciles the changes in carrying value of goodwill by market segment through the quarter ended March 31, 2003:

              (in thousands)                       Diversified       Industries      Resources     Technologies      Total
-----------------------------------------------------------------------------------------------------------------------------
Ending balance as of December 31, 2002             $    401,743     $   401,738     $   313,570    $   537,832    $ 1,654,883
   Goodwill change due to purchase price
     adjustments and allocations                          2,835               -               3            751          3,589
   Other (primarily cumulative translation)                  23             349           1,169          1,185          2,726
                                                   --------------------------------------------------------------------------
Ending balance as of March 31, 2003                $    404,601     $   402,087     $   314,742    $   539,768    $ 1,661,198
-----------------------------------------------------------------------------------------------------------------------------

NOTE E - Restructuring & Inventory Charges

During 2001 and 2002, the Company's segments and operating companies initiated a variety of restructuring programs. These restructuring programs focused on reducing the overall cost structure primarily through reductions in headcount and through the disposition or closure of certain non-strategic or redundant product lines and manufacturing facilities. Restructuring charges are comprised of only employee separation and facility exit costs. A reconciliation of restructuring provisions from December 31, 2002, through March 31, 2003 is as follows:

              (in thousands)                                 Severance        Exit         Total
--------------------------------------------------------------------------------------------------
Ending balance as of December 31, 2002                       $   6,219     $    9,142    $  15,361
   Benefits and exit costs paid / write downs                   (2,465)          (358)      (2,823)
                                                             -------------------------------------
Ending balance as of March 31, 2003                          $   3,754     $    8,784    $  12,538
--------------------------------------------------------------------------------------------------

Due to significant declines in the demand for certain products, special inventory reserves were recorded in the Technologies segment during 2001 and 2002. The following table details the utilization of these inventory reserves recorded at December 31, 2002 through March 31, 2003 as follows:

           (in thousands)                           Technologies
-----------------------------------------------------------------
Ending balance as of December 31, 2002              $      15,612
   Disposed of through March 31, 2003                      (3,924)
                                                    -------------
Ending balance as of March 31, 2003                 $      11,688
-----------------------------------------------------------------

NOTE F - Discontinued Operations

During the first quarter of 2003 Dover disposed of Wittemann from the Resources segment as well as small product line businesses at both OK International and Vectron International from the Technologies segment, all of which were previously classified as discontinued operations. These dispositions did not have a material impact on Dover's financial results in the current quarter.

                                     9 of 22

NOTE G - Additional Information

For a more adequate understanding of the Company's financial position, operating results, business properties and other matters, reference is made to the Company's Annual Report on Form 10-K which was filed with the Securities and Exchange Commission on March 11, 2003.

Net earnings as reported was used in computing both basic EPS and diluted EPS without further adjustment. The Company does not have a complex capital structure. Accordingly, the entire difference between basic weighted average shares and diluted weighted average shares results from assumed stock option exercises. The diluted EPS computation was made using the treasury stock method. The diluted weighted average shares exclude the dilutive effect of approximately
6.5 million and 2.8 million in 2003 and 2002, respectively, options with exercise prices in excess of the average market price of the Company's common stock. Dover did not repurchase shares of its common stock on the open market during the first quarter of 2003.

                                    10 of 22

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(1)  MATERIAL CHANGES IN CONSOLIDATED FINANCIAL CONDITION:

Management assesses the Company's liquidity in terms of its ability to generate cash to fund its operating, investing and financing activities. Significant factors affecting liquidity are: cash flows generated from operating activities, capital expenditures, acquisitions, dispositions, dividends, stock repurchases, adequacy of available bank lines of credit and the ability to attract long-term capital with satisfactory terms.

         Cash flows from Continuing Operations                  Three months ended March 31,
                   (in thousands)                                   2003             2002
--------------------------------------------------------------------------------------------
Cash flows provided by (used in) operating activities           $  47,980     $  (1,575)

Cash flows (used in) investing activities                       $ (35,110)    $ (66,955)

Cash flows (used in) provided by financing activities           $ (25,537)    $ 107,092
--------------------------------------------------------------------------------------------

The Company's liquidity (cash, cash equivalents and marketable securities) remained relatively unchanged during the first three months of 2003 as compared to the position at December 31, 2002. Cash flow provided from continuing operating activities for the first three months of 2003 was $48.0 million compared to a use of cash flow of $1.6 million in 2002. Historically, Dover's first quarter has produced its' weakest operating cash flows, as working capital increases, annual compensation payouts and final prior year estimated U.S. Federal tax payments are made during this period. The first quarter 2003 improvement reflects modest increases in working capital, lower year-end compensation payments and no Federal tax payments made during the first quarter of 2003. Increases in cash flows from operations were primarily driven by increases in accounts payables, a source of cash of $30.5 million, and lower increases in accounts receivable, a source of cash of $14.3 million, offset by increases in inventories, a use of cash of $22.6 million, when compared to the first quarter of 2002. The level of cash used in continuing investing activities in the first three months of 2003 was $35.1 million, reflecting reduced acquisition activity and capital expenditures from the comparable quarter last year. Capital expenditures for the first three months of 2003 were $19.9 million compared to $21.1 million in 2002, while current year acquisition expenditures were $15.2 million compared to $45.8 million in the prior year comparable period. The capital expenditures and acquisitions completed in the first three months of 2003 were primarily funded by internal cash flow. Cash used in continuing financing activities through March 31, 2003 were $25.5 million compared to cash flows of $107.1 million in the prior year comparable period. Net cash used from financing activities during the first three months of 2003 primarily reflected quarterly dividend payments of $27.3 million, with prior year cash flows reflecting increases in short-term debt of $133.1 million and quarterly dividend payments of $27.4 million.

Free Cash Flow

(reconciliation to operating activities cash flow)    Three months ended March 31,
                  (in thousands)                          2003            2002
----------------------------------------------------------------------------------
Cash flows provided by operating activities            $   47,980      $    (1,575)

Less:   Capital expenditures                              (19,914)         (21,131)
        Dividends to stockholders                         (27,339)         (27,362)
                                                       ----------      -----------
Free cash flows                                        $      727      $   (50,068)
----------------------------------------------------------------------------------

Dover's free cash flow also increased significantly to $0.7 million as compared to last year's first quarter, when operations consumed cash of approximately $50.1 million. Management believes operating cash flow and free cash flow are important measures of operating performance because it provides both management and investors a measurement of cash generated from operations that is available to fund acquisitions and repayment of debt. However, free cash flow is not a measure of financial performance under GAAP, should not be considered as substitute for cash flows from operating activities as determined in accordance with GAAP as a measure of liquidity, and may not be comparable to similarly titled measures reported by other companies.

                                    11 of 22

The Company utilizes the total debt and net debt to total capitalization calculations to asses its overall financial leverage.

Net Debt and Capitalization                       March 31,        December 31,
          (in thousands)                            2003              2002
--------------------------------------------------------------------------------
Notes payable                                  $      21,099      $       20,611
Current maturities of long-term debt                   3,283               3,150
Long-term debt                                     1,031,006           1,030,299
                                               ---------------------------------
Total debt                                         1,055,388           1,054,060
Less: Cash and cash equivalents                      294,193             294,448
      Marketable securities                              539                 511
                                               ---------------------------------
Net debt                                             760,656             759,101
Add:  Shareholders equity                          2,434,934           2,394,623
                                               ---------------------------------
Total capitalization                           $   3,195,590      $    3,153,724
Total debt to total capitalization                      33.0%               33.4%
Net debt to total capitalization                        23.8%               24.1%
--------------------------------------------------------------------------------

The total debt level of $1,055.4 million as of March 31, 2003 was relatively unchanged from the December 31, 2002 level. As of March 31, 2003, net debt (defined as long-term debt plus current maturities on long-term debt plus notes payable less cash and equivalents and marketable securities) of $760.7 million represented 23.8% of total capital, a minimal decrease compared to 24.1% at December 31, 2002.

Dover made one acquisition in the first quarter of 2003. On March 20, 2003 Dover acquired the assets of the Airborne and Arell, business units of Standard Automotive, which manufacture precision aero engine components, landing gear and aircraft structure components. This business, a strategic add-on acquisition, will be reported as part of Sargent Controls and Aerospace in the Diversified segment. The acquisition had no material impact on segment earnings.

During the first quarter of 2003 Dover disposed of Wittemann from the Resources' segment as well as small product line businesses at both OK International and Vectron International from the Technologies segment, all of which were previously classified as discontinued operations. These dispositions did not have a material impact on Dover's first quarter 2003 financial results.

(2) MATERIAL CHANGES IN RESULTS OF OPERATIONS:

Sales in the first quarter of 2003 of $1,027.8 million were up 3% from the comparable period last year. However, sales would have been down 2% if 2002 foreign currency translation rates remained constant. Gross profit of $355.1 million in the first quarter of 2003 represented a 10% improvement compared to $324.2 million in the prior year. Gross profit margins of 34.5% in 2003 compared to 32.6% in 2002. Operating profit of $93.1 million in the first quarter increased $9.6 million compared to the prior year due primarily to benefits from the company's restructuring programs. Operating profit margins in the first quarter were 9.1% compared to 8.4% in the prior year.

Selling and administrative expenses for the first quarter of 2003 were $262.0 million or 25.5% of net sales, compared to $240.7 million or 24.2% of net sales in the comparable period last year. Net interest expense decreased slightly to $16.5 million during the first quarter of 2003, comparable to $17.1 million in the comparable period last year.

Dover's effective tax rate for continuing operations for the current quarter was 24.2% compared to last year's quarterly rate of 31.0% and the 2002 full year rate of 21.7%. The low effective tax rate is largely due to the continuing benefit from tax credit programs such as R&D, foreign tax and the U.S. export programs combined with a lower foreign tax rate. Another contributor to the low rate was the recognition of certain capital loss benefits associated with tax planning strategies. Dover's operational tax rate, which excludes

                                    12 of 22
tax planning strategies, was 29.3% for the first quarter of 2003 compared to last year's operational quarterly rate of 31.0% and the full year rate of 29.9%.

Net earnings from continuing operations for the first three months of 2003 were $58.5 million or $.29 per diluted share compared to $48.4 million or $.24 per diluted share from continuing operations in the comparable period last year. For the first three months of 2003, net earnings were $59.5 million or $.29 per diluted share, including $1.0 million in earnings from discontinued operations, compared to $45.1 million or $.22 per share in 2002, which included $3.3 million or $.02 per share in losses from discontinued operations.

In the first quarter of 2002, the impact of the adoption of the Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets", resulted in a net loss of $247.9 million. The adoption resulted in a goodwill impairment charge of $345.1 million ($293.0 million, net of tax, or $1.44 diluted earnings per share). The adoption of the standard discontinued the amortization of goodwill effective January 1, 2002.

DOVER DIVERSIFIED:

                                Three Months Ended March 31,
 (in thousands)                     2003            2002
------------------------------------------------------------
Net sales                       $   292,033      $   288,437
Earnings                             31,719           30,047
Operating margin                         11%              10%

First quarter earnings were $31.7 million, an increase of $1.7 million or 6% over the comparative period last year, and sales in the quarter were $292.0 million, a $3.6 million or 1% increase compared to 2002. Segment margins increased 1% over the prior year comparable period to 11% for the quarter. Bookings in the quarter were $293.4 million, a decrease of 1% from prior year, and the quarter book-to-bill ratio was 1.0. Backlog at the end of the quarter was $362.5 million, 1% higher than the beginning of the current year.

Diversified's results reflected a very strong performance at Belvac and higher earnings at Hill Phoenix, Mark Andy and Tranter Radiator, offset by earnings declines at other companies, primarily Waukesha Bearings, Sargent and SWF. Belvac achieved the largest incremental earnings improvement in the segment compared to the same period last year, mainly due to sizable planned can necking and trimming equipment shipments to Russia. Current backlog and order entry rates remain high at Belvac, supporting continued strong performance for the remainder of the year. Hill Phoenix's cost management initiatives generated higher margins in the first quarter, which produced double-digit earnings growth despite a small sales decrease, due primarily to timing of shipments. Hill Phoenix continues to gain market share and is benefiting from aggressive growth plans with a number of its key supermarket customers. Mark Andy and Tranter Radiator produced profit gains on modest sales growth, largely due to internal improvements. Two of the heat exchanger companies increased first quarter bookings over prior year, with Tranter PHE securing several large marine projects in Korea and SWEP seeing increased orders in Europe. Several companies had a challenging quarter operating in weak markets, including Sargent in commercial aerospace and Waukesha in power generation. Other companies like Crenlo and SWF were negatively impacted by the current economic climate, as customers delayed capital investment decisions on new orders and requested move-outs of delivery dates on current projects. PMI's results were negatively impacted by market softness, acquisition integration matters, product mix and some production issues.

DOVER INDUSTRIES:

                                Three Months Ended March 31,
  (in thousands)                   2003             2002
------------------------------------------------------------
Net sales                       $  247,932      $   261,486
Earnings                            27,199           39,198
Operating margin                        11%              15%

                                    13 of 22

First quarter earnings decreased 31%, or $12.0 million to $27.2 million and sales declined 5%, or $13.6 million, to $247.9 million from the comparable period last year. Segment margins decreased 4% from the comparable period last year to 11% for the quarter. Segment bookings in the quarter were $267.2 million, an increase of 6% from last year, and the book-to-bill ratio was 1.08 for the current quarter. Backlog increased 17% from the beginning of the current year to $142.8 million.

First quarter results continued the trend witnessed in 2002 as market conditions once again unfavorably impacted the majority of the Dover Industries businesses. Companies are reducing costs in line with the lower sales volumes, but continue to invest in their businesses where warranted. As a result, market shares have continued to increase, although in some cases margins have suffered due to competitive pressures. The earnings decline was principally driven by Heil Environmental which, in addition to weak market conditions, is facing comparisons to a very strong first quarter of 2002. Other companies with unfavorable earnings comparisons include Rotary Lift, Heil Trailer, Marathon and Chief. Rotary's earnings declined on flat volume, driven primarily by new product development costs for products scheduled to be released later this year. Heil Trailer remains in a cyclical downturn as industry conditions continue to deteriorate. Marathon's volumes improved although pricing pressures affected margins in the quarter. Chief's shift in how the company goes to market, which was initiated in late 2002, has contributed to short-term sales and earnings declines. Triton, DI Foodservice, Kurz-Kasch and Dovatech all had positive earnings improvements. Triton's successful 2002 new product introductions continue to contribute to share gains both domestically and internationally. The recently formed DI Foodservice Group is beginning to recognize the synergies derived from consolidating certain functions within Groen, Randell and Avtec which have offset the effects of a soft foodservice market. Kurz-Kasch and Dovatech are rebounding from a sub-par 2002 and at the present time are seeing a slight pick-up in their respective markets.

DOVER RESOURCES:

                                Three Months Ended March 31,
 (in thousands)                    2003             2002
------------------------------------------------------------
Net sales                       $   229,792      $   217,186
Earnings                             32,691           29,624
Operating margin                         14%              14%

First quarter earnings increased $3.1 million or 10% to $32.7 million on a sales increase of 6% or $12.6 million to $229.8 million, as compared to the same period last year. Segment margins improved modestly to more than 14%. Bookings in the quarter of $239.7 million were up 8% from the prior year and the book-to-bill ratio for the quarter was 1.04. Ending backlog was $86.9 million, a 12% increase from the end of last year. Dover Resources' results for all periods have been changed to reflect Texas Hydraulics, which was transferred from Dover Industries at the beginning of the year.

Dover Resources' positive operating leverage for the quarter resulted from favorable product mix, positive savings resulting from internal initiatives and downsizing actions implemented over past months. Despite the very unsettled world oil situation, the Energy Products Group continued to see solid Canadian activity, coupled with improvement in the U.S. Permian Basin Region. C. Lee Cook had improved earnings resulting from reduced operating expenses on a slight decline in sales. The pump companies, Wilden and Blackmer, continue to perform very well, gaining market share in a highly competitive marketplace and finding success in international markets. Wilden opened its new Wei Li operation in China during the quarter, which is already producing positive results. De-Sta-Co Industries showed solid improvement with cost reduction efforts gaining traction and improved volume in Europe. Sourcing initiatives from China and South America should help boost its performance over the remainder of the year. OPW Fueling had improved sales and earnings for the quarter but continued to see declines in products related to new construction. Although OPW Fluid Transfer Group had flat sales, bookings were the best they have been in three years, driven by improvements in the rail tank car valve market. Texas Hydraulics' volume and earnings declined due to decreases in the aerial lift market. Tulsa Winch's first quarter was similar to last year with improved oil patch shipments but a decline in mobile crane equipment. Hydro Systems had improved earnings led by gains in Europe. RPA operated at a loss due to a decline in the European heavy equipment market.

                                    14 of 22

DOVER TECHNOLOGIES:

                                  Three Months Ended March 31,
 (in thousands)                     2003               2002
--------------------------------------------------------------
Net sales                       $     260,042      $   228,845
Earnings                               10,498           (6,933)
Operating margin                            4%              -3%

First quarter earnings increased $17.4 million, to $10.5 million compared to a loss of $6.9 million for the comparable period last year on a sales increase of 14%, or $31.2 million, to $260.0 million from the same period last year. Segment margins improved seven percentage points to 4% for the quarter. Bookings in the quarter of $276.5 million were up 15% from the prior year and the book- to-bill ratio for the quarter was 1.06. Ending backlog was $146.4 million, a 15% increase from the end of last year.

Technologies companies serving the electronics industry successfully resized their organizations in the fourth quarter of 2002 in order to operate profitably at lower levels of demand. Bookings at both the Circuit Board Assembly and Test
(CBAT) companies and Specialized Electronic Components (SEC) companies were close to the average rate in the last half of 2002 and indicate that the industry is still operating at a depressed level. The outlook is quite unclear at the moment, particularly now that the SARS medical issue in south China may have a disruptive effect on the electronics industry that has migrated to this region of the world. However, for the first time since the first quarter of 2001, both the SEC and CBAT groups were profitable.

Technologies' CBAT business recorded earnings of $1.6 million for the first quarter compared to a loss of $13.3 million in the first quarter of 2002. First quarter sales were $148.9 million, an increase of $24.1 million or 19% from last year's comparable quarter and bookings from the fourth quarter of 2002, at $160.5 million, were up 16% from prior year. The CBAT book-to-bill ratio was
1.08 for the first quarter with backlog at $85.0 million, 18% higher than at the end of 2002. Margins were 1% for the quarter compared to negative margins of 11% for the comparable period last year. In line with expectations, not all of the CBAT companies were profitable during the first quarter of 2003, as their primary focus continues to be on expansion into China and new product development. Universal Instruments celebrated the opening of their new production facility in Shenzhen with the introduction of two new models of their very successful GSM assembly machine. Several other CBAT companies will share the facilities with Universal. One of Everett Charles' companies introduced a new bare board tester during the quarter that doubles the test speed of the machine it replaces.

In Technologies' SEC business, sales in the quarter were $50.3 million compared to $53.8 million in last year's first quarter, representing a decline of 6%. SEC reported earnings of $3.0 million, compared to a loss of $2.7 million in the first quarter of 2002. Margins were 6% for the quarter compared to negative margins of 5% for the comparable period last year. Bookings in the first quarter of $53.9 million were 5% higher than the same period last year. The book-to-bill ratio was 1.07 for the quarter with backlog at $46.4 million at the end of the period (a 9% increase from the beginning of the current year). Most of the SEC companies were profitable and have continued their focused product development activities while simultaneously moving certain operations to China.

In the quarter, Imaje, the French-based industrial ink-jet printer and ink manufacturer, had sales of $60.8 million, up 21% from the comparable period last year. Earnings increased by 18% to $11.2 million from the comparable 2002 quarter and margins decreased slightly to 18%. Imaje's bookings were up 24% from the prior year in the first quarter to $62.1 million and the book-to-bill ratio was 1.02. The company's development of its global distribution network and broadening of its product line are paying off in increased market share despite a relatively soft industrial market. Since Imaje's functional currency is the Euro and its products are made in the European Union, the strength of the Euro has had a positive impact on reported sales and earnings, although these same factors have had an adverse effect on exports and margins.

                                    15 of 22

OUTLOOK:

There were a number of positive signs in Dover's first quarter results despite the fact that generally weak economic conditions continued to have an impact on most of our companies. Dover Technologies, including its CBAT and SEC groups, made money for the first time in two years. This is a direct result of actions taken by CBAT and SEC company management to size their operations to be profitable at the continuing low sales levels of the second half of last year. While one quarter does not make a recovery, and while segment operating margins of 4% are not satisfactory over the long-term, the Company is encouraged by Technologies' return to profitability at these sales levels. It is also hopeful, based on a positive book-to-bill, that the electronics markets served are stabilizing.

Dover Resources, which was the most profitable segment for the quarter, showed continued operating strength with good operating leverage and strong margins of 14% in spite of challenging market conditions. Dover Diversified also showed improvement over the prior year period, producing increased profits on essentially flat sales. Dover Industries had a challenging quarter compared to last year. Most markets, particularly those served by both Heil companies, Rotary, DI Foodservice and Chief, remain depressed as customers, particularly municipalities and other governmental agencies, lack funding for capital projects.

In light of the current political and economic uncertainties, it is difficult to forecast Dover's financial outlook for the rest of the year with any degree of certainty. Nevertheless, our first quarter performance is encouraging, and it validates Dover operating managements' initiatives to improve competitiveness, continue product and market development efforts and improve operating margins. The Company is confident that any improvement in the global manufacturing economy will amplify the positive momentum seen in the first quarter results.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no significant change in the Company's exposure to market risk during the first three months of 2003.

Item 4.  CONTROLS AND PROCEDURES

Within 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls, nor any significant deficiencies or material weaknesses in such controls requiring corrective actions, subsequent to the date of their evaluation.

                                    16 of 22

PART II - OTHER INFORMATION

Item 4 - Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the quarter ended March 31, 2003. Subsequently at the Annual Meeting of Stockholders of Dover Corporation held on April 22, 2003, the following matters set forth in the Company's Proxy Statement dated March 17, 2003, which was filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, were voted upon with the results indicated below.

     (1) The nominees listed below were elected directors for a one-year term ending at the 2004 Annual Meeting with the respective votes set forth opposite their names:

                                         For                     Withheld
                                         ---                     --------
David H. Benson                      163,195,755                 3,179,088
Jean-Pierre Ergas                    163,252,823                 3,122,020
Kristiane C. Graham                  163,168,214                 3,206,629
James L. Koley                       163,151,523                 3,223,320
Richard K. Lochridge                 163,256,746                 3,118,097
Thomas L. Reece                      162,692,168                 3,682,675
Bernard G. Rethore                   163,182,783                 3,192,060
Gary L. Roubos                       128,657,035                37,717,808
Michael B. Stubbs                    163,205,153                 3,169,690

     (2) A proposal seeking re-approval of the Dover Corporation Executive Officer Annual Incentive Plan and the performance goals set forth therein was approved, with 157,441,417 votes cast FOR, 7,601,326 votes cast AGAINST and 1,332,099 abstentions;

     (3) A proposal to ratify and approve the Amended and Restated 1996 Non-Employee Directors' Stock Compensation Plan was approved, with 134,727,825 votes cast FOR, 29,982,445 votes cast AGAINST and 1,654,502 abstentions;

     (4) A stockholder proposal regarding the adoption of a written policy expressly prohibiting discrimination based on sexual orientation was not approved, with 58,453,122 votes cast FOR, 78,099,247 votes cast AGAINST, 11,339,172 abstentions and 18,483,301 broker non-votes.

Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits:

          99 Certificate Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, signed and dated by Thomas L. Reece and Robert G. Kuhbach as of April 30, 2003.

     (b) The Company filed with the Securities and Exchange Commission a report on Form 8-K, filed on April 18, 2003, covering information reported under Item 9. Regulation FD Disclosure but furnished pursuant to Item
          12. Results of Operation and Financial Condition in accordance with SEC Release No. 33-8216.

                                    17 of 22

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              DOVER CORPORATION

Date: May 2, 2003                             /s/ Robert G. Kuhbach
                                              ---------------------
                                              Robert G. Kuhbach, Vice President,
                                              Finance, Chief Financial Officer &
                                              Treasurer
                                              (Principal Financial Officer)

Date: May 2, 2003                             /s/ Raymond T. McKay, Jr.
                                              -------------------------
                                              Raymond T. McKay, Jr.
                                              Controller
                                              (Principal Accounting Officer)

                                    18 of 22

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

3. Based on my knowledge, the financial statements and other financial information included in this quarterly report fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

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

  Date: May 2, 2003                           /s/ Robert G. Kuhbach
                                              ---------------------
                                              Robert G. Kuhbach
                                              Vice President, Finance, Chief
                                              Financial Officer & Treasurer

                                    19 of 22

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

3. Based on my knowledge, the financial statements and other financial information included in this quarterly report fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

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

Date: May 2, 2003                             /s/ Thomas L. Reece
                                              -------------------
                                              Thomas L. Reece
                                              Chairman, President and Chief
                                              Executive Officer

                                    20 of 22

                                  EXHIBIT INDEX

     99   Certificate Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, signed and dated by Thomas L. Reece and Robert G. Kuhbach as of April 30, 2003.

                                    21 of 22