Form 10-Q
period 2003-06-30
DOVER CORP
filed 2003-07-31
CIK 29905

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

               Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934



For the quarterly period ended June 30, 2003         Commission File No. 1-4018


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

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by checkmark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Securities Exchange Act). Yes [X] No [ ]

The number of shares outstanding of the Registrant's common stock as July 25, 2003 was 202,597,562.

Special Notes Regarding Forward Looking Statements

This Quarterly Report on Form 10-Q, particularly "Management's Discussion and Analysis", contains forward-looking statements within the meaning of the Securities Act of 1933, as amended, and the Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. Such statements relate to, among other things, industries in which the Company operates, the U.S. and global economies, earnings, cash flow and operating improvements and may be indicated by words or phrases such as "anticipates", "supports", "plans", "projects", "expects", "should", "would", "could", "hope", "forecast", "Dover believes", "management is of the opinion", and similar words or phrases. Such statements may also be made by management orally. Forward-looking statements are subject to inherent uncertainties and risks, including among others: the impact of continued events in the Middle East on the worldwide economy; the continuing impact of SARS on the Asian economy; increasing price and product/service competition by foreign and domestic competitors, including new entrants; technological developments and changes; the ability to continue to introduce competitive new products and services on a timely, cost effective basis; the mix of products/services; the achievement of lower costs and expenses; domestic and foreign governmental and public policy changes including environmental regulations; protection and validity of patent and other intellectual property rights; the continued success of the Company's acquisition program; the cyclical nature of the same Company's businesses; and the outcome of pending and future litigation and governmental proceedings. In addition, such statements could be affected by general industry and market conditions and growth rates, and general domestic and international economic conditions including interest rate and currency exchange rate fluctuations. In light of these risks and uncertainties, actual events and results may vary significantly from those included in or contemplated or implied by such statements. Readers are cautioned not to place undue reliance on such forward-looking statements. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

PART I. FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

                       DOVER CORPORATION AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
               (UNAUDITED)(IN THOUSANDS, EXCEPT PER SHARE FIGURES)


                                                             Three Months Ended June 30,      Six Months Ended June 30,
                                                                 2003            2002            2003            2002
                                                             -----------     -----------     -----------     -----------
Net sales                                                    $ 1,124,219     $ 1,081,841     $ 2,152,011     $ 2,076,410
Cost of sales                                                    736,536         727,056       1,409,249       1,397,438
                                                             -----------     -----------     -----------     -----------
    Gross profit                                                 387,683         354,785         742,762         678,972
Selling and administrative expenses                              271,600         250,371         533,614         491,093
                                                             -----------     -----------     -----------     -----------
    Operating profit                                             116,083         104,414         209,148         187,879
                                                             -----------     -----------     -----------     -----------
Other deductions (income):
  Interest expense                                                17,336          17,999          35,269          36,185
  Interest income                                                 (1,663)           (614)         (3,118)         (1,677)
  All other (income) expense, net                                  3,139              98           2,622          (3,898)
                                                             -----------     -----------     -----------     -----------
    Total                                                         18,812          17,483          34,773          30,610
                                                             -----------     -----------     -----------     -----------
Earnings from continuing operations, before
  taxes on income                                                 97,271          86,931         174,375         157,269
    Federal and other taxes on income                             23,883          21,619          42,535          43,541
                                                             -----------     -----------     -----------     -----------
Net earnings from continuing operations                           73,388          65,312         131,840         113,728
                                                             -----------     -----------     -----------     -----------
Net earnings (losses) from discontinued operations                  (607)        (10,111)            412         (13,411)
                                                             -----------     -----------     -----------     -----------
Net earnings before cumulative effect of
  change in accounting principle                                  72,781          55,201         132,252         100,317
                                                             -----------     -----------     -----------     -----------
Cumulative effect of change in accounting principle, net
  of tax                                                              --              --              --        (293,049)

Net earnings (losses)                                        $    72,781     $    55,201     $   132,252     $  (192,732)
                                                             ===========     ===========     ===========     ===========


Net earnings (losses) per common share:

Basic

- Continuing operations                                      $      0.36     $      0.32     $      0.65     $      0.56
- Discontinued operations                                             --           (0.05)             --           (0.07)
                                                             -----------     -----------     -----------     -----------
- Total net earnings before cumulative effect of change
  in accounting principle                                           0.36            0.27            0.65            0.50
- Cumulative effect of change in accounting principle                 --              --              --           (1.45)
                                                             -----------     -----------     -----------     -----------
- Net earnings (losses)                                      $      0.36     $      0.27     $      0.65     $     (0.95)
                                                             ===========     ===========     ===========     ===========

Diluted

- Continuing operations                                      $      0.36     $      0.32     $      0.65     $      0.56
- Discontinued operations                                             --           (0.05)             --           (0.07)
                                                             -----------     -----------     -----------     -----------
- Total net earnings before cumulative effect of change
  in accounting principle                                           0.36            0.27            0.65            0.49
- Cumulative effect of change in accounting principle                 --              --              --           (1.44)
                                                             -----------     -----------     -----------     -----------
- Net earnings (losses)                                      $      0.36     $      0.27     $      0.65     $     (0.95)
                                                             ===========     ===========     ===========     ===========

Weighted average number of common shares outstanding during the period:

  Basic                                                          202,480         202,655         202,480         202,655
  Diluted                                                        203,108         203,713         203,108         203,713


See Notes to Condensed Consolidated Financial Statements.

                       DOVER CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                          unaudited
                                                        June 30, 2003  December 31, 2002
                                                        -------------  -----------------
Assets:
Current assets:
   Cash, equivalents and marketable securities            $  306,905     $  294,959
   Receivables, net of allowance for doubtful accounts       731,151        669,885
   Inventories, net                                          641,872        595,071
   Prepaid expenses and other current assets                  46,962         41,263
   Deferred tax asset                                         64,919         56,823
                                                          ----------     ----------
     Total current assets                                  1,791,809      1,658,001
                                                          ----------     ----------
Property, plant and equipment, at cost:                    1,871,651      1,775,325
   Less accumulated depreciation                          (1,164,272)    (1,070,403)
                                                          ----------     ----------
     Net property, plant and equipment                       707,379        704,922
                                                          ----------     ----------
Goodwill, net of amortization                              1,683,978      1,654,883
Intangible assets, net of amortization                       201,703        202,836
Other assets and deferred charges                            187,610        167,529
Assets of discontinued operations                             29,407         49,214
                                                          ----------     ----------
Total assets                                              $4,601,886     $4,437,385
                                                          ==========     ==========

Liabilities:
Current liabilities:
   Notes payable                                          $   21,356     $   20,611
   Current maturities of long-term debt                        2,968          3,150
   Accounts payable                                          251,048        199,624
   Accrued compensation and employee benefits                128,469        133,570
   Accrued insurance                                          58,744         50,431
   Other accrued expenses                                    209,403        214,573
   Federal and other taxes on income                          40,287         74,979
                                                          ----------     ----------
     Total current liabilities                               712,275        696,938
                                                          ----------     ----------
Long-term debt                                             1,001,739      1,030,299
Deferred income taxes                                        163,133        136,469
Other deferrals (principally compensation)                   164,038        151,225
Liabilities from discontinued operations                      18,292         27,831

Stockholders' equity:
Total stockholders' equity                                 2,542,409      2,394,623
                                                          ----------     ----------
Total liabilities and stockholders' equity                $4,601,886     $4,437,385
                                                          ==========     ==========


                       DOVER CORPORATION AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                            AND COMPREHENSIVE INCOME
                           (UNAUDITED) (IN THOUSANDS)

                                                         Accumulated
                                             Additional     Other                                         Total
                                   Common      Paid-In  Comprehensive    Retained       Treasury      Stockholders' Comprehensive
                                    Stock      Capital     (Loss)        Earnings         Stock           Equity         Income
                                   --------  ---------- -------------  -----------     -----------    ------------- -------------
Balance as of December 31, 2002    $237,680    $65,493    $(38,820)    $ 3,164,596     $(1,034,326)    $ 2,394,623
Net earnings (losses)                    --         --          --         132,252              --         132,252     $132,252
Dividends paid                           --         --          --         (54,687)             --         (54,687)          --
Common stock issued for options
  exercised                             252      4,661          --              --              --           4,913           --
Stock acquired during the year           --         --          --              --          (1,610)         (1,610)          --
Increase from translation of
  foreign financial statements           --         --      66,804              --              --          66,804       66,804
Unrealized holding gains (losses)        --         --         114              --              --             114          114
                                   --------    -------    --------     -----------     -----------     -----------     --------
Balance as of June 30, 2003        $237,932    $70,154    $ 28,098     $ 3,242,161     $(1,035,936)    $ 2,542,409     $199,170
                                   ========    =======    ========     ===========     ===========     ===========     ========

-Preferred Stock, $100 par value per share. 100,000 shares authorized; none issued.

-Dividends paid per share for the six months ended June 30, 2003 were $0.27.

See Notes to Condensed Consolidated Financial Statements.

                       DOVER CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            SIX MONTHS ENDED JUNE 30,
                            (UNAUDITED)(IN THOUSANDS)

                                                                                   2003          2002
                                                                                ---------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings (losses)                                                           $ 132,252     $(192,732)
                                                                                ---------     ---------
Adjustments to reconcile net earnings to net cash from operating activities:
  Cumulative effective of change in accounting principle, net of taxes                 --       293,049
  Net (earnings) losses from discontinued operations                                 (412)       13,411
  Depreciation                                                                     66,575        69,620
  Amortization                                                                      9,030         8,954
  Net increase (decrease) in working capital                                      (27,179)      (31,541)
  Increase (decrease) in deferred and current taxes on income                     (17,142)      (69,655)
  Other, net                                                                       (7,328)       (2,360)
                                                                                ---------     ---------
    Total adjustments                                                              23,544       281,478
                                                                                ---------     ---------
NET CASH FROM OPERATING ACTIVITIES                                                155,796        88,746
                                                                                ---------     ---------

CASH FLOWS USED IN INVESTING ACTIVITIES:
  Additions to property, plant and equipment                                      (44,692)      (45,440)
  Acquisitions (net of cash and cash equivalents acquired)                        (27,942)      (49,482)
                                                                                ---------     ---------
NET CASH USED IN INVESTING ACTIVITIES                                             (72,634)      (94,922)
                                                                                ---------     ---------

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
  Increase (decrease) in notes payable                                                746           206
  Increase (decrease) in long-term debt                                           (28,743)        1,453
  Purchase of treasury stock                                                       (1,610)       (1,100)
  Proceeds from exercise of stock options                                           2,327         5,322
  Cash dividends to stockholders                                                  (54,687)      (54,747)
                                                                                ---------     ---------
NET CASH USED IN FINANCING ACTIVITIES                                             (81,967)      (48,866)
                                                                                ---------     ---------

Cash from (used in) discontinued operations                                        10,680        (4,209)
                                                                                ---------     ---------

NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS                                 11,875       (59,251)
Cash & cash equivalents at beginning of period                                    294,448       175,331
                                                                                ---------     ---------

CASH & CASH EQUIVALENTS AT END OF PERIOD                                        $ 306,323     $ 116,080
                                                                                =========     =========


See Notes to Condensed Consolidated Financial Statements.

                       DOVER CORPORATION AND SUBSIDIARIES
                             MARKET SEGMENT RESULTS
                           (UNAUDITED) (IN THOUSANDS)

                                           Three Months Ended June 30,     Six Months Ended June 30,
                                           ---------------------------     -------------------------
                 SALES                          2003            2002            2003            2002
                                           -----------     -----------     -----------     -----------
Diversified                                $   316,264     $   309,026     $   608,297     $   597,463
Industries                                     263,650         268,692         511,582         530,178
Resources                                      240,213         232,866         470,005         450,052
Technologies                                   306,207         272,682         566,249         501,527
Intramarket eliminations                        (2,115)         (1,425)         (4,122)         (2,810)
                                           -----------     -----------     -----------     -----------
   Net sales                               $ 1,124,219     $ 1,081,841     $ 2,152,011     $ 2,076,410
                                           ===========     ===========     ===========     ===========

               EARNINGS

Diversified                                $    37,750     $    39,396          69,469          69,443
Industries                                      29,056          37,151          56,255          76,348
Resources                                       33,126          33,215          65,817          62,839
Technologies                                    20,730           3,030          31,228          (3,903)
                                           -----------     -----------     -----------     -----------
   Subtotal continuing                         120,662         112,792         222,769         204,727
Corporate expense                               (7,718)         (8,476)        (16,243)        (12,950)
Net interest expense                           (15,673)        (17,385)        (32,151)        (34,508)
                                           -----------     -----------     -----------     -----------
Earnings from continuing operations,
   before taxes on income                       97,271          86,931         174,375         157,269
   Federal and other taxes on income            23,883          21,619          42,535          43,541
                                           -----------     -----------     -----------     -----------
Net earnings from continuing operations    $    73,388     $    65,312     $   131,840     $   113,728
                                           ===========     ===========     ===========     ===========


See Notes to Condensed Consolidated Financial Statements.

                       DOVER CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and changes in financial position in conformity with accounting principles generally accepted in the United States of America. It is the opinion of the Company's management that all adjustments necessary for a fair statement of the interim results presented have been reflected therein. All such adjustments were of a normal recurring nature. The results of operations of any interim period are subject to year-end audit and adjustments, and are not necessarily indicative of the results of operations for the fiscal year. Certain amounts in prior years have been reclassified to conform to the current quarter's presentation.

For a more adequate understanding of the Company's financial position, operating results, business properties and other matters, reference is made to the Company's Annual Report on Form 10-K which was filed with the Securities and Exchange Commission on March 11, 2003.

NOTE B - Earnings Per Share

Net earnings as reported was used in computing both basic EPS and diluted EPS without further adjustment. The Company does not have a complex capital structure. Accordingly, the entire difference between basic weighted average shares and diluted weighted average shares results from assumed stock option exercises. The shares used in the computation of the Company's three and six month basic and diluted earnings per common share are as follows:

                                                           Period Ended
                                                              June 30,
(in thousands)                                           2003       2002
                                                       -------    -------
Weighted average number of common shares
   outstanding during the period                       202,480    202,655
Dilutive effect of employee stock options                  628      1,058
                                                       -------    -------
Weighted average number of common shares
   outstanding during the period, assuming dilution    203,108    203,713

The diluted EPS computations were made using the treasury stock method. The diluted weighted average shares exclude the dilutive effect of options with exercise prices in excess of the average market price of the Company's common stock of approximately 6.4 million and 4.3 million shares in the second quarter and year-to-date 2003 and 2002, respectively. Dover did not repurchase shares of its common stock on the open market during the first six months of 2003.

NOTE C - Stock-Based Compensation

SFAS No. 123 "Accounting for Stock-Based Compensation," allows companies to measure compensation cost in connection with employee share option plans using a fair value based method or to continue to use an intrinsic value based method as defined by APB No. 25 "Accounting for Stock Issued to Employees," which generally does not result in a compensation cost at time of grant. The Company accounts for stock-based compensation under APB 25, and does not recognize stock-based compensation expense upon the grant of its stock options because the option terms are fixed and the exercise price equals the market price of the underlying stock on the grant date. The following table illustrates the effect on net earnings and basic diluted earnings per share if the Company had recognized compensation expense upon grant of the options, based on the Black-Scholes option pricing model:

                                                        Three Months Ended June 30,    Six Months Ended June 30,
(in thousands)                                              2003           2002           2003            2002
                                                        -----------    -----------    -----------     -----------
Net earnings (losses), as reported                      $    72,781    $    55,201    $   132,252     $  (192,732)
Deduct:
   Total stock-based employee compensation
   expense determined under fair value based
   method for all awards, net of related tax effects         (4,490)        (3,794)        (8,877)         (7,447)
                                                        -----------    -----------    -----------     -----------
Pro forma net earnings (losses)                         $    68,291    $    51,407    $   123,375     $  (200,179)
                                                        ===========    ===========    ===========     ===========
Earnings (losses) per share:
   Basic-as reported                                    $      0.36    $      0.27    $      0.65     $     (0.95)
                                                        -----------    -----------    -----------     -----------
   Basic-pro forma                                             0.34           0.25           0.61           (0.99)
                                                        -----------    -----------    -----------     -----------
   Diluted-as reported                                  $      0.36    $       .27    $      0.65     $     (0.95)
                                                        -----------    -----------    -----------     -----------
   Diluted-pro forma                                           0.34           0.25           0.61           (0.98)

NOTE D - Acquisitions

The accounts of the acquired companies listed below reflect the fair market values assigned to assets and liabilities and have been included in the consolidated financial statements from their respective dates of acquisitions. Unless otherwise noted, all acquisitions are wholly owned.

2003 Acquisitions

Date         Type         Acquired Companies     Location (Near)         Segment        Operating Company
----         ----         ------------------     ---------------         -------        -----------------
20-Mar       Asset        Standard Aerospace     Montreal, Canada        Diversified    Sargent
Manufactures aircraft engine rotating parts and airframe structural components.

27-May       Stock/Asset  Blitz GmbH             Braunlingen, Germany    Industries     Rotary Lift
Manufactures heavy duty inground lifts, vehicle component removal devices, air compressors, and tire filling products.

The aggregate purchase price of the 2003 acquisitions was approximately $27.9 million.

NOTE E - Inventory

Inventories, by components, are summarized as follows:

                                   June 30,    December 31,
(in thousands)                       2003        2002
                                   --------    --------
Raw materials                      $302,816    $288,426
Work in progress                    175,340     178,631
Finished goods                      195,937     159,495
                                   --------    --------
   Total                            674,093     626,552
Less LIFO reserve                    32,221      31,481
                                   --------    --------
   Net amount per balance sheet    $641,872    $595,071

NOTE F - Goodwill

The following table provides the changes in carrying value of goodwill by market segment through the quarter ended June 30, 2003:

(in thousands)                                 Diversified      Industries       Resources     Technologies         Total
--------------                                 -----------      ----------       ---------     ------------         -----
Balance as of December 31, 2002                  $401,743        $401,738        $313,570        $537,832        $1,654,883
   Goodwill from acquisitions                          --           2,697              --              --             2,697
   Other (primarily currency translation)           7,205           2,221           4,021          12,951            26,398
                                                 --------        --------        --------        --------        ----------
Balance as of June 30, 2003                      $408,948        $406,656        $317,591        $550,783        $1,683,978

NOTE G - Restructuring and Inventory Charges

During 2002 and 2001, the Company's segments and operating companies initiated a variety of restructuring programs. These restructuring programs focused on reducing the overall cost structure primarily through reductions in headcount and through the disposition or closure of certain non-strategic or redundant product lines and manufacturing facilities. Restructuring charges are comprised of only employee separation and facility exit costs. A reconciliation of restructuring provisions from December 31, 2002, through June 30, 2003 is as follows:

(in thousands)                                    Severance          Exit            Total
--------------                                    ---------          ----            -----
Balance as of December 31, 2002                    $ 6,219         $ 9,142         $ 15,361
   Benefits and exit costs paid/write downs         (3,378)         (1,055)          (4,433)
                                                   -------         -------         --------
Balance as of June 30, 2003                        $ 2,841         $ 8,087         $ 10,928

Due to significant declines in the demand for certain products, special inventory reserves were recorded in the Technologies segment during 2002 and 2001. The following table details the utilization of these inventory reserves recorded at December 31, 2002 through June 30, 2003:

(in thousands)                                                Technologies
--------------                                                ------------
Balance as of December 31, 2002                              $      15,612
   Disposed of through June 30, 2003                                (5,054)
                                                             -------------
Balance as of June 30, 2003                                  $      10,558

NOTE H - Discontinued Operations

During the first six months of 2003 Dover disposed of Duncan Parking Systems from the Resources segment, Wittemann from the Resources segment and two small product line businesses at OK International and Vectron International, both from the Technologies segment, which were all previously classified as discontinued operations in 2002. These dispositions did not have a material impact on Dover's financial results during the period ended June 30, 2003.

During the first six months of 2002 Dover disposed of Vectron GmbH from the Technologies segment, which was previously classified as a discontinued operation. This disposition resulted in a $7.3 million loss on the sale.

Of the five operations held for sale as of December 31, 2002, four operations have been sold, and one operation remains as held for sale through June 30, 2003.

NOTE I - Debt

Dover's long-term notes with a book value of $1,001.7 million at June 30, 2003, had a fair value of approximately $1,148.0 million at June 30, 2003. The estimated fair value of the Company's long-term notes is based on quoted market prices for similar issues.

Subsequent to the period ending June 30, 2003, Dover entered into two interest rate swap agreements terminating on June 1, 2008 with notional amounts of $50.0 million each to exchange 6.25% fixed interest rate Notes, due June 1, 2008 to variable interest.

NOTE J - Commitments and Contingent Liabilities

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

The Company and certain of its subsidiaries are also parties to a number of other legal proceedings incidental to their businesses. Management and legal counsel periodically review the probable outcome of such proceedings, the costs and expenses reasonably expected to be incurred, the availability and extent of insurance coverage and established reserves. While it is not possible at this time to predict the outcome of these legal actions, in the opinion of management, based on these reviews, it is remote that the disposition of the lawsuits and the other matters mentioned above will have a material adverse effect on the financial position, results of operations or cash flows of the Company.

Warranty program claims are provided for at the time of sale. Amounts provided for are based on historical costs and adjusted new claims. A reconciliation of the warranty provision through June 30, 2003 is as follows:

(in thousands)
--------------
Balance at December 31, 2002                                     $   35,994
Provision for warranties                                              9,061
Settlements made                                                     (9,823)
Other adjustments (primarily currency translation)                    1,108
                                                                 -----------
Balance at June 30, 2003                                         $   36,340






NOTE  K - New Accounting Standards

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", which is effective for exit and disposal activities initiated after December 31, 2002. The standard replaces EITF Issue 94-3 and requires companies to recognize costs associated with exit or disposal activities when they are incurred, as defined in SFAS No. 146, rather than at the date of a commitment to an exit or disposal plan. The provisions of SFAS 146 are to be applied prospectively. The effect of the adoption of SFAS No. 146 was immaterial to the Company's consolidated results of operations and financial position.

In November of 2002, the FASB issued FASB Interpretation No. 45 (FIN 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57 and 107 and Rescission of FASB Interpretation No. 34." FIN 45 clarifies the requirements of FASB Statement No. 5., "Accounting for Contingencies", relating to the guarantor's accounting for, and disclosure of, the issuance of certain types of guarantees. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods that end after December 15, 2002 and have been incorporated into the footnotes. The provisions for initial recognition and measurement are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002, irrespective of the guarantor's year-end. FIN 45 requires that upon issuance of a guarantee, the entity must recognize a liability for the fair value of the obligation it assumes under that guarantee. The effect of the adoption of FIN 45 was immaterial to the Company's consolidated results of operations and financial position. The Company has also adopted the disclosure requirements of FIN 45.

In December of 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure - an amendment of SFAS 123" which is effective for fiscal years ending after December 15, 2002 regarding certain disclosure requirements which have been incorporated into the footnotes. This Statement amends FASB Statement No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of that Statement to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. Finally, this Statement amends APB Opinion No. 28, "Interim Financial Reporting", to require disclosure about those effects in interim financial information. The effect of the adoption of SFAS No. 148 was immaterial to the Company's consolidated results of operations and financial position.

In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities". This interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements", addresses consolidation of variable interest entities. FIN 46 requires certain variable interest entities ("VIE's") to be consolidated by the primary beneficiary if the entity does not effectively disperse risks among the parties involved. The provisions of FIN 46 are effective immediately for those variable interest entities created after January 31, 2003. The provisions are effective for the first period beginning after June 15, 2003 for those variable interests held prior to Feburary 1, 2003. The effect of the adoption of FIN 46 was immaterial to the Company's consolidated results of operations and financial position.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 clarifies the accounting for derivatives, amending the previously issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 149 clarifies under what circumstances a contract with an initial net investment meets the characteristics of a derivative, amends the definition of an underlying contract, and clarifies when a derivative contains a financing component in order to increase the comparability of accounting practices under SFAS No. 133. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003. The adoption of SFAS No. 149 is not expected to have a material impact on the Company's consolidated results of operations or financial position.

In May 2003 the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 applies specifically to a number of financial instruments that companies have historically presented within their financial statements either as equity or between the liabilities section and the equity section, rather than as liabilities. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The effect of the adoption of SFAS No. 150 was immaterial to the Company's consolidated results of operations and financial position.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(1)   MATERIAL CHANGES IN CONSOLIDATED FINANCIAL CONDITION:

Management assesses the Company's liquidity in terms of its ability to generate cash to fund its operating, investing and financing activities. Significant factors affecting liquidity are: cash flows generated from operating activities, capital expenditures, acquisitions, dispositions, dividends, adequacy of available bank lines of credit and the ability to attract long-term capital with satisfactory terms.

The Company's cash, cash equivalents and marketable securities increased 4.1% during the first six months of 2003 to $306.9 million at June 30, 2003 compared to $295.0 million at December 31, 2002. Cash flow provided from continuing operating activities for the first six months of 2003 was $155.8 million compared to $88.7 million in the first six months of 2002. Increases in cash flows from continuing operations were primarily driven by increased net earnings and lower tax payments, which was partially offset by an incremental increase in net working capital. During the six month period ended June 30, 2003, working capital was primarily impacted by accounts receivable which increased less than the comparable prior year period, by $5.2 million, inventories which increased from the comparable prior year period, by $35.6 million, offset by increases in accounts payable from the comparable prior year period, by $23.9 million. Dover also made a discretionary contribution of $15.0 million to its defined benefit pension plan in the second quarter of 2003 bringing the year-to-date contribution to $18.8 million. The Company anticipates making additional discretionary contributions between $10.0 million and $20.0 million to its pension benefit plans for the remainder of the year. The level of cash used in continuing investing activities for the first six months of 2003 was $72.6 million compared to $94.9 million for the comparable period last year, reflecting reduced acquisition activity from the comparable prior year period. The acquisition expenditures for the first six months of 2003 were $27.9 million compared to $49.5 million in the comparable 2002 period, while capital expenditures made in the first six months of 2003 were relatively flat at $44.7 million, compared to $45.4 million in the comparable 2002 period. Acquisitions and capital expenditures during the first six months of 2003 were funded by internal cash flow. Cash used in continuing financing activities through June 30, 2003 was $82.0 million compared to cash used of $48.9 million in the comparable 2002 period. Net cash used from financing activities during the first six months of 2003 primarily reflected a $28.7 million decrease of long-term debt and dividend payments of $54.7 million, compared with prior year increases in long-term debt of $1.4 million and dividend payments of $54.7 million. The following table is derived from the Condensed Consolidated Statements of Cash
Flows:


Cash flows from Continuing Operations                        Six Months Ended
June 30, (in thousands, unaudited)                           2003       2002
---------------------------------

Cash flows provided by (used in) operating activities       $ 155,796  $88,746
Cash flows (used in) investing activities                     (72,634) (94,922)
Cash flows (used in) provided by financing activities         (81,967) (48,866)


Dover's free cash flow for the six months ended June 30, 2003 increased significantly as cash generated from operations improved $67.1 million from the comparable 2002 period. The following table is a reconciliation of free cash flow with cash flows from operating activities:


                                                  Six Months Ended June 30,
Free Cash Flow (in thousands, unaudited)            2003            2002
----------------------------------------            ----            ----
Cash flow provided by operating activities       $ 155,796        $ 88,746
Less: Capital expenditures                         (44,692)        (45,440)
  Dividends to stockholders                        (54,687)        (54,747)
                                                 ---------        --------
Free cash flow                                   $  56,417        $(11,441)
                                                 =========        ========


The total debt level of $1,026.1 million as of June 30, 2003 decreased from December 31, 2002 as a result of repaying approximately $28.0 million of debt during the second quarter of 2003. As of June 30, 2003, net debt of $719.2 million represented 22.0% of total capital, a decrease of 2.1 percentage points from December 31, 2002. Subsequent to the period ending June 30, 2003, Dover entered into two interest rate swap agreements terminating on June 1, 2008 with notional amounts of $50.0 million each to exchange 6.25% fixed interest rate Notes, due June 1, 2008 to variable interest. The following table provides a reconciliation of net debt to total capitalization with the GAAP information:

                                                            unaudited
                                                             June 30,        December 31,
Net Debt to Total Capitalization Ratio (in thousands)          2003              2002
-----------------------------------------------------          ----              ----
Short-term and long-term debt                               $1,026,062        $1,054,060
Less: Cash, equivalents and marketable securities              306,905           294,959
                                                            ----------        ----------
Net debt                                                       719,157           759,101
Add: Stockholders' equity                                    2,542,408         2,394,623
                                                            ----------        ----------
Total capitalization                                        $3,261,565        $3,153,724
Net debt to total capitalization                                  22.0%             24.1%
                                                            ----------        ----------




(2) MATERIAL CHANGES IN RESULTS OF OPERATIONS:

THREE MONTHS ENDED JUNE 30, 2003 COMPARED WITH THREE MONTHS ENDED JUNE 20, 2002

Sales in the second quarter of 2003 of $1,124.2 million were up 3.9% from the comparable 2002 period. However, sales would have decreased 0.8% to $1,072.8 million if 2002 foreign currency translation rates were applied to 2003 results. Acquisitions completed during 2003 contributed $5.4 million to consolidated sales during the quarter ended June 30, 2003. Gross profit of $387.7 million in the second quarter of 2003 represented a 9.3% improvement compared to $354.8 million in the comparable 2002 period. Gross profit margins of 34.5% in the second quarter of 2003 compared to 32.8% in the second quarter of 2002.

Selling and administrative expenses for the second quarter of 2003 were $271.6 million or 24.2% of net sales, compared to $250.4 million or 23.1% of net sales in the comparable 2002 period. Operating profit of $116.1 million in the second quarter increased $11.7 million compared to the prior year due primarily to benefits from the company's restructuring programs undertaken during 2002. Operating profit margins in the second quarter of 2003 were 10.3% compared to 9.7% in the second quarter of 2002. Net interest expense decreased 9.8% to $15.7 million during the second quarter of 2003, comparable to $17.4 million in the second quarter of 2002.

Other net expenses for the second quarter of 2003 were $3.1 million, which primarily related to a legal settlement at the Dover Resources segment, compared to other net expenses of $0.1 million in the comparable 2002 period.

Dover's effective tax rate for continuing operations for the second quarter of 2003 was 24.6% compared to last year's second quarter rate of 24.9%. The low effective tax rate for both periods is largely due to the continuing benefit from tax credit programs such as those for R&D and foreign taxes combined with the benefit from U.S. export programs, a lower foreign tax rate and the recognition of certain capital loss benefits.

Net earnings from continuing operations for the second quarter of 2003 were $73.4 million or $.36 per diluted share compared to $65.3 million or $.32 per diluted share from continuing operations in the comparable 2002 period. For the second quarter of 2003, net earnings were $72.8 million or $.36 per diluted share, including $0.6 million in losses from discontinued operations, compared to $55.2 million or $.27 per diluted share in the second quarter of 2002, which included $10.1 million or $.05 per diluted share in losses from discontinued operations primarily related to a loss on the sale of Vectron GmbH of $7.3 million.

SIX MONTHS ENDED JUNE 30, 2003 COMPARED WITH SIX MONTHS ENDED JUNE 30, 2002

Sales for the six months ended June 30, 2003 of $2,152.0 million were up 3.6% from the comparable 2002 period. However, sales would have been down 0.9% to $2,057.2 million if 2002 foreign currency translation rates were applied to 2003 results. Acquisitions made during 2003 contributed $5.4 million to consolidated sales during the six months ended June 30, 2003. Gross profit of $742.8 million during the first six months of 2003 represented a 9.4% improvement compared to $679.0 million in the comparable 2002 period. Gross profit margins of 34.5% in the first six months of 2003 compared to 32.7% in the first six monts of 2002.

Selling and administrative expenses for the first six months of 2003 were $533.6 million or 24.8% of net sales, compared to $491.1 million or 23.7% of net sales in the comparable 2002 period. Operating profit of $209.1 million for the six month period ended June 30, 2003, increased $21.3 million compared to the prior year due primarily to benefits from the company's restructuring programs undertaken during 2002. Operating profit margins for the first six months of 2003 were 9.7% compared to 9.0% for the first six months of 2002. Net interest expense decreased 6.8% to $32.2 million during the first six months of 2003, compared to $34.5 million during the first six months of 2002.

Other net expenses for the six months ended June 30, 2003 were $2.6 million, which primarily related to a legal settlement at the Dover Resources segment. Other net income for the six months ended June 30, 2002 was $3.9 million, which included a gain on the sale of a product line.

Dover's effective tax rate for continuing operations for the six months ended June 30, 2003 was 24.4% compared to the 2002 six month rate of 27.7% and the 2002 full year rate of 21.7%. The low effective tax rate is largely due to the continuing benefit from tax credit programs such as those for R&D and foreign taxes combined with the benefit from U.S. export programs, a lower foreign tax rate and the recognition of certain capital loss benefits.

Net earnings from continuing operations for the first six months of 2003 were $131.8 million or $.65 per diluted share compared to $113.7 million or $.56 per diluted share from continuing operations in the comparable 2002 period. For the six months ended June 30, 2003, net earnings before cumulative effect of accounting changes were $132.3 million or $.65 per diluted share, including $0.4 million in earnings from discontinued operations, compared to the first six months of 2002 net earnings before cumulative effect of accounting changes of $100.3 million or $.50 per diluted share, which included $13.4 million or $.07 per diluted share in losses from discontinued operations primarily related to a loss on the sale of Vectron GmbH of $7.3 million.

For the six months ended June 30, 2002, the impact of the adoption of the Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets", resulted in a net loss of $192.7 million. The adoption resulted in a goodwill impairment charge of $345.1 million ($293.0 million, net of tax, or $1.44 diluted earnings per share). The adoption of the standard also discontinued the amortization of goodwill effective January 1, 2002.


DOVER DIVERSIFIED

                                Three Months Ended June 30,                   Six Months Ended June 30,
(in thousands, unaudited)           2003        2002      % Change         2003       2002       % Change
-------------------------           ----        ----      --------         ----       ----       --------

Net sales                        $316,264     $309,026        2.3%       $608,297    $597,463        1.8%
Earnings                           37,750       39,396       -4.2%         69,469      69,443         --
Operating margins                   11.9%        12.7%                      11.4%       11.6%



Second quarter results at Diversified were driven by strong performances by Hill Phoenix and Belvac. Hill Phoenix achieved record earnings during the quarter and margins improved due to operating leverage, product redesigns, and manufacturing efficiencies. Though its overall market is down, Hill Phoenix's bookings remain strong for both display cases and refrigeration systems. Belvac's results continue to be favorably impacted by machine sales to Eastern Europe. Current quarter bookings for Belvac included sizable orders from key customers in the U.S. and Australia. Sargent reported improved results from the first quarter, as earnings were equal to last year. Decreases in its commercial aerospace businesses were offset by increases in its defense business as well as a first quarter add-on acquisition. Waukesha's earnings and margins improved from the first quarter, with higher sales to its oil and gas markets offsetting lower volume in its power generation and nuclear markets. SWEP and Tranter PHE achieved increased bookings and sales, although margins were lower due to competitive pricing and product mix. Performance Motorsports' earnings decreased as it was challenged with lower demand in some markets, integrating a recent acquisition, and resolving some manufacturing issues. Crenlo reported lower earnings due to decreased sales volume in both its enclosure and cab businesses. Mark Andy, SWF and Graphics Microsystems reported lower earnings as the printing/packaging equipment market remains weak.

For the six months ended June 30, 2003, sales increases from the comparable 2002 period were primarily driven by Belvac, SWEP and Mark Andy, offset by decreases at Waukesha, Hill Phoenix and Crenlo. Earnings for the sixth months ended
June 30, 2003 also increased from 2002, driven primarly by Belvac and Hill Phoenix, with offsetting decrease at Performance Motorsports, Waukesha and Graphics.

Bookings in the second quarter of 2003 were $317.9 million, an increase of 7.7% from the comparable 2002 period, and the quarter book-to-bill ratio was 1.01. Bookings for the six months of 2003 were $611.3 million, an increase of 3.5% from the comparable 2002 period, and the six months book-to-bill ratio was 1.00. Backlog at the end of the quarter was $375.3 million, 4.2% higher than at the beginning of the year.

DOVER INDUSTRIES

                                     Three Months Ended June 30,              Six Months Ended June 30,
(in thousands, unaudited)         2003         2002       % Change         2003         2002       % Change
-------------------------         ----         ----       --------         ----         ----       --------
Net sales                       $263,650     $268,692        -1.9%       $511,582     $530,178       -3.5%
Earnings                          29,056       37,151       -21.8%         56,255       76,348      -26.3%
Operating margins                  11.0%        13.8%                       11.0%        14.4%



Although results across Dover Industries continue to lag compared to the prior year, second quarter results were above the first quarter with sales of $247.9 million and earnings of $27.2 million both increasing more than 6%. Market share gains along with productivity improvements have contributed to the quarter-to-quarter gains although operating margins remained flat at 11.0% and down from the prior year as pricing pressures continue. Compared to the prior year, the earnings decline was principally driven by Heil Environmental, Heil Trailer, DI Foodservice and Chief Automotive. Both Heil companies continue to be impacted by weak markets as the refuse market along with the petroleum and large cube dry bulk markets have declined at double-digit rates. DI Foodservice's results were also market driven as the institutional market continues to face budgetary constraints. Chief Automotive's results have been negatively impacted by a sharp decline in pulling equipment demand, offset by modest strength in measuring equipment. Strategic realignment costs across all four companies also contributed to the earnings decline. Sales increased at both Rotary Lift and Tipper-Tie, although pricing pressures narrowed margins. Marathon continues to gain share in a highly competitive marketplace. Triton's unit sales increased again this quarter due primarily to new products launched in 2002. New product introductions also contributed to PDQ's strong operational performance. Dovatech and Kurz-Kasch continued their rebound from a soft 2002 with their second consecutive quarter of year-over-year sales, margins and earnings gains. Somero's performance improved in the face of a declining construction market and was partially driven by new product introductions.

For the six months ended June 30, 2003, sales decreases from the comparable 2002 period were primarily driven by Heil Environmental, Heil Trailer and Chief Automotive, offset by increases at Tipper Tie, Kurz-Kasch and Dovatech. Earnings for the six months ended June 30, 2003 also decreased from 2002, driven primarily by Heil Environmental, Heil Trailer and Chief Automotive, with offsetting increases at Dovatech and Kurz-Kasch.

Segment bookings in the second quarter of 2003 were $260.6 million, a decrease of 6.6% from the comparable 2002 period, and the quarter book-to-bill ratio was ..99. Segment bookings for the first six months of 2003 were $527.8 million, compared to $530.1 million during comparable 2002 period, and the six months book-to-bill ratio was 1.03. Backlog increased 17.4% from the beginning of the current year to $143.7 million.

DOVER RESOURCES


                                Three Months Ended June 30,                   Six Months Ended June 30,
(in thousands, unaudited)        2003          2002       % Change        2003       2002       % Change
                                 ----          ----       --------        ----       ----       --------
Net sales                       $240,213     $232,866        3.2%       $470,005    $450,052        4.4%
Earnings                          33,126       33,215       -0.3%         65,817      62,839        4.7%
Operating margins                  13.8%        14.3%                      14.0%       14.0%




Dover Resources' quarterly earnings were flat and included a legal settlement of $2.2 million. The Energy Products Group and C. Lee Cook continue to benefit from increased drilling demand and pricing of natural gas, as well as from the stabilization of oil pricing. These companies have made improvements in earnings as a result of internal cost initiatives that have provided very positive earnings growth on a modest sales increase. The pump companies, Blackmer and Wilden, saw relatively flat markets in the U.S. but both benefited from strong international sales. Success continues at the Wilden operations in China and Argentina, with both entities reporting positive results. OPW Fluid Transfer Group continues to achieve positive leverage on relatively small sales increases with solid performance at its Midland and Sure Seal businesses, a result of strength in the roll tank car market. OPW Fueling Componets increased earnings and margins on reduced sales levels compared to the prior year. The increase was a result of downsizing and global sourcing. Small improvements in service station construction brought more business in higher margin products. De-Sta-Co Industries continues to show improvement over prior year results, with solid gains from its European operations and share gains in its industrial markets. The traditional automotive markets remain soft, but are expected to improve in the second half as more capital projects are being approved. De-Sta-Co Manufacturing made solid improvement as compared to a difficult first quarter driven by cost control initiatives and the successful launch of a new automotive air conditioner compressor program. Those companies serving the construction, crane, and aerial lift markets, Texas Hydraulics and Tulsa Winch, have been negatively impacted by OEM production decreases and pricing. However, Tulsa Winch has benefited from strength in the oil patch. Hydro Systems had a strong second quarter driven primarily by strength in the UK and some key new projects with major U.S. customers. In addition, Hydro Systems began to supply customers in Brazil from its newly opened facility in Sao Paulo. RPA Process Technologies operated at a loss primarily as a result of difficult market conditions in the heavy equipment markets served by its European subsidiary.

For the six months ended June 30, 2003, sales increases from the comparable 2002 period were primarily driven by De-Sta-Co Industries, Energy Products Group and Wilden, offset by decreases at Texas Hydraulics and RPA Process Technologies. Earnings for the six months ended June 30, 2003 also increased from 2002, driven primarily by Energy Products Group, De-Sta-Co Industries and C. Lee Cook, with offsetting decreases at RPA Process Technologies and Texas Hydraulics.

Segment bookings in the second quarter of 2003 were $238.4 million, a decrease of 2.0% from the comparable 2002 period and the book-to-bill ratio for the quarter was .99. Segment bookings for the first six months of 2003 were $478.1 million, an increase of 2.8% from the comparable 2002 period and the book-to-bill ratio for the six months was 1.02. Ending backlog was $87.2 million, a 12.3% increase from the end of last year. Dover Resources' results for all periods presented have been adjusted to include Texas Hydraulics, which was transferred from Dover Industries at the beginning of the year.

DOVER TECHNOLOGIES

                                Three Months Ended June 30,                  Six Months Ended June 30,
(in thousands, unaudited)         2003        2002       % Change         2003        2002      % Change
-------------------------         ----        ----       --------         ----        ----      --------

Net sales                       $306,207     $272,682       12.3%      $566,249     $ 501,527      12.9%
Earnings                          20,730        3,030       584.2%       31,228       (3,903)     900.1%
Operating margins                   6.8%         1.1%                      5.5%         -0.8%


In the fourth quarter of 2002, the Technologies companies serving the electronics industry resized their organizations in order to operate profitably at reduced levels of demand. The results for the first half of 2003 reflect this successful effort. Bookings for the first six months of 2003 for the Specialty Electronic Components (SEC) companies were up modestly from the average rate for all of 2002. The intra-quarter bookings during the second quarter for CBAT deteriorated modestly during the quarter while SEC's bookings remained flat. This is in part a reflection of the SARS issue in Asia, as a large portion of the current year CBAT orders and new growth in SEC orders are from that region. There are also some positive indications from the market place that both the excess equipment overhang from 2000 is diminishing and the utilization of production equipment is showing signs of improvement.

Technologies' CBAT business recorded earnings of $10.2 million for the second quarter compared to a loss of $10.2 million in the second quarter of 2002. Second quarter sales were $179.2 million, an increase of $20.5 million or 12.9% from last year's comparable quarter. Bookings at $181.8 million were up 3.4% from the prior year. The CBAT book-to-bill ratio was 1.01 for the second quarter with backlog at $91.2 million, 26.3% higher than at the end of 2002. Margins were 5.6% for the quarter compared to negative margins of 6.3% for the comparable period last year. Most of the CBAT companies experienced growth in sales. CBAT companies continue their investment in new product introductions. Universal has begun the "beta" site testing of its new modular High Speed Chip placement head, capable of being mounted on its range of mid and high-end platform machines. Other CBAT companies have products nearing or in beta testing that will help to support future growth initiatives.

In Technologies' SEC business, sales in the quarter were $52.1 million compared to $56.1 million in last year's second quarter, representing a decline of 7.2%. SEC reported earnings of $1.9 million, compared to a loss of $1.1 million in the second quarter of 2002. Margins were 3.8% for the quarter compared to negative margins of 1.8% for the comparable period last year. Bookings in the second quarter of $51.9 million were 4.0% lower than the same period last year.

The book-to-bill ratio was 1.00 for the quarter with backlog at $46.3 million at the end of the period, an 8.3% increase from the beginning of the current year. Overall, the telecom market continues to show signs of weakness in both sales opportunities and in pricing. For the first six months of 2003, the SEC companies were able to show significant improvement in earnings while reducing sales, as compared to the same period in 2002. This is a direct result of not only cost reductions from restructuring operations, but also the shift to higher margin markets such as military, space, medical and industrial. Even in the continued weak telecom sector, the SEC companies have made strategic price increases for certain high value added products. These strategic efforts are expected to continue.

In the quarter, Imaje, the French-based industrial ink-jet printer and ink manufacturer, had sales of $75.0 million, up 29.6% from the comparable period last year. However, sales would have been up only 11.2% to $64.4 million if 2002 foreign currency translation rates were applied to 2003 results. Earnings increased by 27.0% to $15.8 million from the comparable 2002 quarter and margins decreased slightly. Imaje's bookings were up 36.3% from the prior year in the second quarter to $79.0 million and the book-to-bill ratio was 1.05. Imaje's various product expansion initiatives and sales force reorganization are paying off with gains in market share. The strength of the Euro has put pressure on earnings and margins, as a substantial portion of costs are incurred in Euros. However, appropriate cost control measures are mitigating this impact.

For the six months ended June 30, 2003, sales at the CBAT businesses were $328.1 million, an increase of $44.6 million and earnings were $11.8 million, an increase of $35.2 million as compared to the same 2002 period. For the six months ended June 30, 2003, sales at the SEC businesses were $102.4, a decrease of $7.5 million and earnings were $4.9 million, an increase of $8.7 million as compared to the same 2002 period. For the six months ended June 30, 2003, sales at Imjaje were $135.8 million, an increase of $27.7 million and earnings were $27.1 million, an increases of $5.1 million as compared to the same 2002 period.

CBAT bookings for the first six months of 2003 were $342.3 million, an increase of 8.8% from the comparable 2002 period and the book-to-bill ratio was 1.04. SEC bookings for the first six months of 2003 were $105.7 million, flat from the comparable 2002 period and the book-to-bill ratio was 1.03. Imaje's bookings for the first six months of 2003 were $141.2 million, an increase of 30.7% from the comparable 2002 period and the book-to-bill ratio was 1.04.

OUTLOOK

Dover's second quarter results continue to reflect the progress seen in the first quarter, despite generally weak economic conditions which continue to have an impact on most Dover companies. The positive improvement for the quarter over the prior year and prior quarter primarily reflects the sustained improvements at Dover Technologies, particularly its CBAT companies and Imaje. Operating margins for Dover Technologies were 6.8%, up from 4.0% in the first quarter, driven by continued improvement in sales at the CBAT companies, and strong growth in sales and earnings at Imaje.

The other three segments were all flat to down compared to the prior year period, but up, in some cases substantially, compared to the first quarter of 2003. Dover Resources' earnings were essentially the same as the prior year and prior quarter, largely because of a non-recurring expense. Dover Diversified was down modestly compared to last year, although sales, earnings and margins improved over the prior quarter, showing better operating leverage, lead by another strong performance at Hill Phoenix. Dover Industries continues to face challenges in many markets, although results were modestly better than the first quarter.

Dover's operating management continues to demonstrate their commitment to new product and market development, improved competitiveness and striving for better operating margins. Dover's overall assessment of the global manufacturing economy remains unclear with some encouraging signs. It is expected that any improvement will be reflected in positive operating results as seen in Dover's performance in this most recent quarter and year-to-date.

NON-GAAP INFORMATION

In an effort to provide investors with additional information regarding the company's results as determined by generally accepted accounting principles
(GAAP), the company also discloses non-GAAP information which management believes provides useful information to investors. Free cash flow, net debt and capitalization are not financial measures under GAAP and should not be considered as a substitute for cash flows from operating activities, debt or equity and sales as determined in accordance with GAAP and may not be comparable to similarly titled measures reported by other companies. Management believes the net debt to capitalization ratio and free cash flow are important measures of liquidity and operating performance because they provide both management and investors a measurement of cash generated from operations that is available to fund acquisitions and repay debt.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no significant change in the Company's exposure to market risk during the first six months of 2003. For discussion of the Company's exposure to market risk, refer to Item 7A, Quantitative and Qualitative Disclosures about Market Risk, contained in the Company's Annual Report incorporated by reference in Form 10-K for the fiscal year ended December 31, 2002.

Item 4. CONTROLS AND PROCEDURES

At the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. During the second quarter of 2003, there were no changes in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

Not applicable.

Item 2.  Changes in Securities and Use of Proceeds

Not applicable.

Item 3.  Defaults Upon Senior Securities

Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders


The results of the matters submitted to a vote of security holders at the Annual Meeting of Stockholders of Dover Corporation held on April 22, 2003 were reported in the Company's first quarter Form 10-Q filed with the Securities and Exchange Commission on May 2, 2003.

Item 5. Other Information

Not applicable.

Item 6. Exhibits and Reports on Form 8-K

      (a)   Exhibits:

            31.1 Certificate pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, signed and dated by Robert
                  G. Kuhbach.

            31.2 Certificate pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, signed and dated by Thomas
                  L. Reece.

            32 Certificate Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, signed and dated by Thomas L. Reece and Robert G. Kuhbach.

      (b)   Reports on Form 8-K:

            The Company filed with the Securities and Exchange Commission a report on Form 8-K, filed on April 18, 2003, covering information reported under Item 9. Regulation FD Disclosure but furnished pursuant to Item 12. Results of Operation and Financial Condition in accordance with SEC Release No. 33-8216.

            The Company filed with the Securities and Exchange Commission a report on Form 8-K, filed on July 18, 2003, covering information reported under Item 9. Regulation FD Disclosure but furnished pursuant to Item 12. Results of Operation and Financial Condition in accordance with SEC Release No. 33-8216.

                                   Signatures

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

                                              DOVER CORPORATION

Date:      July 30, 2003                      /s/ Robert G. Kuhbach
           -------------                      ---------------------
                                              Robert G. Kuhbach, Vice President,
                                              Finance, Chief Financial Officer &
                                              Treasurer
                                              (Principal Financial Officer)




Date:      July 30, 2003                      /s/ Raymond T. McKay, Jr.
           -------------                      -------------------------
                                              Raymond T. McKay, Jr.
                                              Controller
                                              (Principal Accounting Officer)

                                  EXHIBIT INDEX

31.1 Certificate pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, signed and dated by Robert G. Kuhbach.

31.2 Certificate pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, signed and dated by Thomas L. Reece.

32    Certificate Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, signed and dated by Robert
      G. Kuhbach and Thomas L. Reece.