Form 10-Q
period 2003-09-30
DOVER CORP
filed 2003-10-31
CIK 29905

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

               Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934



For the quarterly period ended September 30, 2003     Commission File No. 1-4018



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

The number of shares outstanding of the Registrant's common stock as October 23, 2003 was 202,518,447.



                                    1 of 24

PART I. FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

                                DOVER CORPORATION
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
              (UNAUDITED) (IN THOUSANDS, EXCEPT PER SHARE FIGURES)

                                                             Three Months Ended September 30,   Nine Months Ended September 30,
                                                             --------------------------------   -------------------------------
                                                                 2003             2002              2003             2002
                                                                 ----             ----              ----             ----
Net sales                                                    $ 1,153,742      $ 1,062,451       $ 3,305,753      $ 3,138,861
Cost of sales                                                    765,174          711,894         2,174,423        2,109,332
                                                             -----------      -----------       -----------      -----------
  Gross profit                                                   388,568          350,557         1,131,330        1,029,529
Selling and administrative expenses                              270,644          251,230           804,258          742,323
                                                             -----------      -----------       -----------      -----------
  Operating profit                                               117,924           99,327           327,072          287,206
                                                             -----------      -----------       -----------      -----------
Interest expense, net                                             15,439           14,626            47,590           49,134
All other (income) expense, net                                    2,605            3,781             5,227             (117)
                                                             -----------      -----------       -----------      -----------
  Total                                                           18,044           18,407            52,817           49,017
                                                             -----------      -----------       -----------      -----------
Earnings from continuing operations, before
 taxes on income                                                  99,880           80,920           274,255          238,189
  Federal and other taxes on income                               24,590           22,429            67,125           65,970
                                                             -----------      -----------       -----------      -----------
Net earnings from continuing operations                           75,290           58,491           207,130          172,219
                                                             -----------      -----------       -----------      -----------
Net earnings (losses) from discontinued operations                 9,065           (2,049)            9,478          (15,460)
                                                             -----------      -----------       -----------      -----------
Net earnings before cumulative effect of
 change in accounting principle                                   84,355           56,442           216,608          156,759
                                                             -----------      -----------       -----------      -----------
Cumulative effect of change in accounting principle,
 net of tax                                                           --               --                --         (293,049)
                                                             -----------      -----------       -----------      -----------
Net earnings (losses)                                        $    84,355      $    56,442       $   216,608      $  (136,290)
                                                             ===========      ===========       ===========      ===========
Net earnings (losses) per common share:
Basic
- Continuing operations                                      $      0.37      $      0.29       $      1.02      $      0.85
- Discontinued operations                                           0.05            (0.01)             0.05            (0.08)
                                                             -----------      -----------       -----------      -----------
- Total net earnings before cumulative effect of change
  in accounting principle                                           0.42             0.28              1.07             0.77
- Cumulative effect of change in accounting principle                 --               --                --            (1.44)
                                                             -----------      -----------       -----------      -----------
- Net earnings (losses)                                      $      0.42      $      0.28       $      1.07      $     (0.67)
                                                             ===========      ===========       ===========      ===========
Diluted
- Continuing operations                                      $      0.37      $      0.29       $      1.02      $      0.85
- Discontinued operations                                           0.04            (0.01)             0.05            (0.08)
                                                             -----------      -----------       -----------      -----------
- Total net earnings before cumulative effect of change
  in accounting principle                                           0.41             0.28              1.07             0.77
- Cumulative effect of change in accounting principle                 --               --                --            (1.44)
                                                             -----------      -----------       -----------      -----------
- Net earnings (losses)                                      $      0.41      $      0.28       $      1.07      $     (0.67)
                                                             ===========      ===========       ===========      ===========
Weighted average number of com m on shares outstanding
 during the period:
Basic                                                            202,568          202,633           202,509          202,647
Diluted                                                          204,017          203,230           203,366          203,541


See Notes to Condensed Consolidated Financial Statements.


                                    2 of 24

                                DOVER CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                           (UNAUDITED) (IN THOUSANDS)

                                                           September 30, 2003          December 31, 2002
                                                           ------------------          -----------------
Assets:
Current assets:
 Cash and equivalents                                         $  404,379                  $  294,448
 Receivables, net of allowance for doubtful accounts             778,096                     669,885
 Inventories, net                                                630,199                     595,071
 Prepaid expenses and other current assets                       205,584                      41,774
 Deferred tax asset                                               63,492                      56,823
                                                              ----------                  ----------
  Total current assets                                         2,081,750                   1,658,001
                                                              ----------                  ----------
Property, plant and equipment, net                               700,107                     704,922
Goodwill, net of amortization                                  1,684,366                   1,654,883
Intangible assets, net of amortization                           197,591                     202,836
Other assets and deferred charges                                263,976                     216,743
                                                              ----------                  ----------
Total assets                                                  $4,927,790                  $4,437,385
                                                              ==========                  ==========
Liabilities:
Current liabilities:
 Short-term debt and commercial paper                         $   73,683                  $   23,761
 Accounts payable                                                262,945                     199,624
 Accrued compensation and employee benefits                      140,838                     133,570
 Accrued insurance                                                60,274                      45,930
 Other accrued expenses                                          265,502                     246,904
 Federal and other taxes on income                               187,048                      74,979
                                                              ----------                  ----------
  Total current liabilities                                      990,290                     724,768
                                                              ----------                  ----------
Long-term debt                                                 1,006,033                   1,030,299
Deferred income taxes                                            166,910                     136,469
Other deferrals (principally compensation)                       164,602                     151,226

Stockholders' equity:
Total stockholders' equity                                     2,599,955                   2,394,623
                                                              ----------                  ----------
Total liabilities and stockholders' equity                    $4,927,790                  $4,437,385
                                                              ==========                  ==========



                                DOVER CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS
                        EQUITY AND COMPREHENSIVE INCOME
                           (UNAUDITED) (IN THOUSANDS)





                                                              Accumulated
                                                 Additional     Other                                       Total
                                      Common      Paid-In    Comprehensive    Retained     Treasury     Stockholders' Comprehensive
                                      Stock       Capital    Income (Loss)    Earnings      Stock          Equity          Income
                                      -----       -------    -------------    --------      -----          ------          ------
Balance as of December 31, 2002    $   237,680  $  65,493   $   (38,820)    $ 3,164,596   $(1,034,326)  $ 2,394,623
Net earnings (losses )                      --         --            --         216,608            --       216,608   $   216,608
Dividends paid                              --         --            --         (85,079)           --       (85,079)           --
Common stock issued for
  options exercised                        286      5,567            --              --            --         5,853            --
Stock acquired during the year              --         --            --              --        (1,792)       (1,792)           --
Increase from translation
  of foreign financial statements           --         --        69,441              --            --        69,441        69,441
Unrealized holding gains (losses)           --         --           301              --            --           301           301
                                   -----------  ---------   -----------     -----------   -----------   -----------   -----------
Balance as of September 30, 2003   $   237,966  $  71,060   $    30,922     $ 3,296,125   $(1,036,118)  $ 2,599,955   $   286,350
                                   ===========  =========   ===========     ===========   ============  ===========   ===========

- Preferred Stock , $100 par value per share. 100,000 shares authorized; none issued.

- Dividends paid per share were $0.42 and $0.41 for the nine months ended September 30, 2003 and 2002,respectively.

See Notes to Condensed Consolidated Financial Statements.


                                    3 of 24

                               DOVER CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                        NINE MONTHS ENDED SEPTEMBER 30,
                           (UNAUDITED) (IN THOUSANDS)

                                                                  2003            2002
                                                                  ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings (losses)                                          $ 216,608       $(136,290)
                                                               ---------       ---------
Adjustments to reconcile net earnings to net cash from
  operating activities:
 Cumulative effective of change in accounting
  principle, net of taxes                                             --         293,049
 Net (earnings) losses from discontinued operations               (9,478)         15,460
 Depreciation and amortization                                   113,528         119,035
 Changes in current assets and liabilities (excluding
  acquisitions and dispositions):
   Decrease (increase) in accounts receivable                    (52,489)        (32,820)
   Decrease (increase) in inventories                             11,938          47,321
   Decrease (increase) in prepaid expenses & other assets       (116,113)         40,505
   Increase (decrease) in accounts payable                        33,717         (19,537)
   Increase (decrease) in accrued expenses                        18,937           2,007
   Increase (decrease) in current taxes on income                112,063         (48,008)
 Net change (increase) decrease in current
 assets and liabilities                                            8,053         (10,532)
 Contributions to defined benefit pension plan                   (45,780)        (44,000)
 Net change (increase) decrease in non-current assets &
 liabilities and other                                           (52,563)        (52,747)
                                                               ---------       ---------
   Total adjustments                                              13,760         320,265
                                                               ---------       ---------
NET CASH FROM OPERATING ACTIVITIES                               230,368         183,975
                                                               ---------       ---------
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
 Additions to property, plant and equipment                      (70,576)        (69,073)
 Acquisitions (net of cash and cash equivalents acquired)        (31,240)        (50,827)
                                                               ---------       ---------
NET CASH USED IN INVESTING ACTIVITIES                           (101,816)       (119,900)
                                                               ---------       ---------
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
 Increase (decrease) in debt                                      25,657          (2,530)
 Proceeds from interest rate swap terminations                        --           8,434
 Purchase of treasury stock                                       (1,792)        (15,139)
 Proceeds from exercise of stock options                           2,950           6,215
 Cash dividends to stockholders                                  (85,079)        (82,112)
                                                               ---------       ---------
NET CASH USED IN FINANCING ACTIVITIES                            (58,264)        (85,132)
                                                               ---------       ---------
Effect of exchange rate changes on cash                           24,957          16,791
                                                               ---------       ---------
Cash from (used in) discontinued operations                       14,686           2,904
                                                               ---------       ---------
NET INCREASE (DECREASE ) IN CASH & CASH EQUIVALENTS              109,931          (1,362)
Cash & cash equivalents at beginning of period                   294,448         175,331
                                                               ---------       ---------
CASH & CASH EQUIVALENTS AT END OF PERIOD                       $ 404,379       $ 173,969
                                                               =========       =========



See Notes to Condensed Consolidated Financial Statements.




                                    4 of 24

                                DOVER CORPORATION
                             MARKET SEGMENT RESULTS
                           (UNAUDITED) (IN THOUSANDS)

                                             Three Months Ended September 30,   Nine Months Ended September 30,
                                             --------------------------------   -------------------------------
                     SALES                        2003              2002             2003              2002
                                                  ----              ----             ----              ----
Diversified                                  $   306,559       $   299,402       $   914,856       $   896,865
Industries                                       271,128           270,962           782,710           801,140
Resources                                        248,791           224,718           718,796           674,770
Technologies                                     329,313           269,357           895,562           770,884
Intramarket eliminations                          (2,049)           (1,988)           (6,171)           (4,798)
                                             -----------       -----------       -----------       -----------
   Net sales                                 $ 1,153,742       $ 1,062,451       $ 3,305,753       $ 3,138,861
                                             ===========       ===========       ===========       ===========
                     EARNINGS
Diversified                                  $    29,911       $    36,348            99,379           105,791
Industries                                        31,508            31,705            87,763           108,053
Resources                                         36,954            32,919           102,772            95,757
Technologies                                      29,794             1,252            61,022            (2,651)
                                             -----------       -----------       -----------       -----------
   Subtotal continuing operations                128,167           102,224           350,936           306,950
Corporate expense                                (12,848)           (6,678)          (29,091)          (19,627)
Net interest expense                             (15,439)          (14,626)          (47,590)          (49,134)
                                             -----------       -----------       -----------       -----------
Earnings from continuing operations,
   before taxes on income                         99,880            80,920           274,255           238,189
   Federal and other taxes on income              24,590            22,429            67,125            65,970
                                             -----------       -----------       -----------       -----------
Net earnings from continuing operations      $    75,290       $    58,491       $   207,130       $   172,219
                                             ===========       ===========       ===========       ===========

See Notes to Condensed Consolidated Financial Statements.





                                    5 of 24

                                DOVER CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and changes in financial position in conformity with accounting principles generally accepted in the United States of America. It is the opinion of the Company's management that all adjustments necessary for a fair statement of the interim results presented have been reflected therein. All such adjustments were of a normal recurring nature. The results of operations of any interim period are not necessarily indicative of the results of operations for the fiscal year. Certain amounts in prior years have been reclassified to conform to the current quarter's presentation.

For a more adequate understanding of the Company's financial position, operating results, business properties and other matters, reference is made to the Company's Annual Report on Form 10-K which was filed with the Securities and Exchange Commission on March 11, 2003.

NOTE B - Earnings Per Share

Net earnings as reported was used in computing both basic EPS and diluted EPS without further adjustment. The Company does not have a complex capital structure. Accordingly, the entire difference between basic weighted average shares and diluted weighted average shares results from assumed stock option exercises. The shares used in the computation of the Company's three and nine month basic and diluted earnings per common share are as follows:

                                              Three Months Ended September 30,   Nine Months Ended September 30,
                                              --------------------------------   -------------------------------
(in thousands )                                 2003                   2002        2003                  2002
---------------                                 ----                   ----        ----                  ----
Weighted average number of common shares
 outstanding during the period                 202,568                202,633    202,509                202,647
Dilutive effect of employee stock options        1,449                    597        857                    894
                                               -------                -------    -------                -------
Weighted average number of common shares
 outstanding during the period, assuming
  dilution                                     204,017                203,230    203,366                203,541

The diluted EPS computations were made using the treasury stock method. The diluted weighted average shares exclude the dilutive effect of options with exercise prices in excess of the average market price of the Company's common stock. Approximately 4.4 and 6.6 million shares were excluded from the third quarter dilutive effect for 2003 and 2002, respectively, and approximately 6.3 and 4.4 million shares were excluded from the first nine months ended dilutive effect for 2003 and 2002, respectively. Dover did not repurchase shares of its common stock on the open market during the first nine months of 2003.

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

                                    6 of 24

The following table illustrates the effect on net earnings and basic diluted earnings per share if the Company had recognized compensation expense upon grant of the options, based on the Black-Scholes option pricing model:

                                             Three Months Ended September 30,   Nine Months Ended September 30,
(in thousands , except per share figures)         2003             2002              2003             2002
-----------------------------------------         ----             ----              ----             ----
Net earnings (losses ), as reported           $   84,355       $   56,442       $   216,608       $  (136,290)
Deduct:
 Total stock-based employee compensation
 expense determined under fair value
 based method for all awards , net of
 related tax effects                              (4,560)          (3,849)          (13,444)          (11,296)
                                              ----------       ----------       -----------       -----------
Pro forma net earnings (losses)               $   79,795       $   52,593       $   203,164       $  (147,586)
                                              ==========       ==========       ===========       ===========
Earnings (losses) per share:
 Basic-as reported                            $     0.42       $     0.28       $      1.07       $     (0.67)
                                              ----------       ----------       -----------       -----------
 Basic-pro forma                                    0.39             0.26              1.00             (0.73)
                                              ----------       ----------       -----------       -----------
 Diluted-as reported                          $     0.41       $     0.28       $      1.07       $     (0.67)
                                              ----------       ----------       -----------       -----------
 Diluted-pro forma                                  0.39             0.26              1.00             (0.73)



NOTE D - Acquisitions

The financial statements of the acquired companies listed below reflect the fair market values assigned to assets and liabilities and have been included in the consolidated financial statements from their respective dates of acquisition. Unless otherwise noted, all acquisitions are wholly owned.

2003 Acquisitions

Date         Type           Acquired Companies        Location (Near)             Segment         Operating Company
----         ----           ------------------        ---------------             -------         -----------------
20-Mar       Asset          Standard Aerospace        Montreal,Canada             Diversified     Sargent

Manufactures aircraft engine rotating parts and airframe structural components .

27-May       Stock/Asset    Blitz GmbH                Braunlingen,Germany         Industries      Rotary Lift

Manufactures heavy duty inground lifts , vehicle component removal devices , air compressors , and tire filling products

1-Aug        Asset          Temex ,S .A .W.           Neuchatel,Switzerland       Technologies    Vectron

Manufactures high frequency surface acoustical wave filters .

The aggregate purchase price of the 2003 acquisitions was approximately $31.2 million.

NOTE E - Inventory

Inventories, by components, are summarized as follows :

                                 September 30,    December 31,
(in thousands)                       2003             2002
--------------                       ----             ----
Raw materials                     $ 298,940       $ 288,426
Work in progress                    181,492         178,631
Finished goods                      182,290         159,495
                                  ---------       ---------
   Total                            662,722         626,552
Less LIFO reserve                   (32,523)        (31,481)
                                  ---------       ---------
   Net amount per balance sheet   $ 630,199       $ 595,071

NOTE F - Property, Plant and Equipment

                                   September 30,     December 31,
(in thousands)                         2003              2002
--------------                         ----              ----
Land                               $    52,063       $    49,204
Buildings                              447,085           426,747
Machinery and equipment              1,379,151         1,299,374
Less accumulated depreciation       (1,178,192)       (1,070,403)
                                   -----------       -----------
   Net amount per balance sheet    $   700,107       $   704,922



                                    7 of 24

NOTE G - Goodwill


The following table provides the changes in carrying value of goodwill by market segment through the nine months ended September 30, 2003:

(in thousands)                              Diversified     Industries      Resources      Technologies        Total
--------------                              -----------     ----------      ---------      ------------        -----
Balance as of December 31, 2002             $  401,743      $  401,738      $  313,570      $  537,832      $1,654,883
   Goodwill from acquisitions                       --           3,025              --             526           3,551
   Other (primarily currency translation)        6,975           2,231           3,990          12,736          25,932
                                            ----------      ----------      ----------      ----------      ----------
Balance as of September 30,2003             $  408,718      $  406,994      $  317,560      $  551,094      $1,684,366

NOTE H - Restructuring and Inventory Charges

During 2002 and 2001, the Company's segments and operating companies initiated a variety of restructuring programs. These restructuring programs focused on reducing the overall cost structure primarily through reductions in headcount and through the disposition or closure of certain non-strategic or redundant product lines and manufacturing facilities. Restructuring charges are comprised of only employee separation and facility exit costs. The remaining exit costs primarily relate to leases and other contracts that expire in future periods. A reconciliation of restructuring provisions from December 31, 2002, through September 30, 2003 is as follows:

(in thousands)                                Severance         Exit          Total
--------------                                ---------         ----          -----
Balance as of December 31, 2002               $  6,219       $  9,142       $ 15,361
   Benefits and exit costs paid/write downs     (3,561)        (5,406)        (8,967)
                                              --------       --------       --------
Balance as of September 30, 2003              $  2,658       $  3,736       $  6,394


Due to significant declines in the demand for certain products, special inventory reserves were recorded in the Technologies segment during 2002 and 2001. The following table details the utilization of these inventory reserves recorded at December 31, 2002 through September 30, 2003:

(in thousands)                             Technologies
--------------                             ------------
Balance as of December 31, 2002             $ 15,612
   Disposed of through September 30, 2003    (14,540)
                                            --------
Balance as of September 30, 2003            $  1,072

NOTE I - Discontinued Operations

During the first nine months of 2003 Dover disposed of Duncan Parking Systems from the Resources segment, Wittemann from the Resources segment, two small product line businesses at OK International and Vectron International, both from the Technologies segment and DT Magnetics, also from the Technologies segment, which were all previously classified as discontinued operations in 2002. Cash received related to the sale of these entities was $9.5 million. These dispositions did not have a material impact on Dover's financial results during the period ended September 30, 2003.

Earnings from discontinued operations in the third quarter of 2003 were primarily attributable to the favorable resolution of certain outstanding tax matters of $10.6 million, net of tax, and tax benefits of $5.0 million, net of tax, related to losses on sales of businesses. These items were partially offset by charges of $5.7 million, net of tax, related to liabilities from the entities sold. During the first nine months of 2002 Dover disposed of Vectron GmbH from the Technologies segment, which was previously classified as a discontinued operation. This disposition resulted in a $7.3 million, net of tax, loss on the sale.

All five of the operations held for sale as of December 31, 2002 have been sold.

NOTE J - Debt

Dover's long-term notes with a book value of $1,006.0 million at September 30, 2003, had a fair value of approximately $1,111.0 million at September 30, 2003. The estimated fair value of the Company's long-term notes is based on quoted market prices for similar issues.

During the third quarter 2003, the Company entered into three interest rate swap agreements terminating on June 1, 2008 with a total notational amount of $150.0 million to exchange fixed rate interest for variable rate interest. All three swaps are designated as fair value hedges of the 6.25% Notes, due June 1, 2008, and the net interest payments or receipts from these agreements are recorded as adjustments to interest expense. There is no hedge ineffectiveness as of September 30, 2003 and the fair value of the interest


                                    8 of 24
rate swaps of $4.3 million was determined through market quotations and is reported in other assets and long-term debt.

NOTE K - Commitments and Contingent Liabilities

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

Warranty program claims are provided for at the time of sale. Amounts provided for are based on historical costs and adjusted new claims. A reconciliation of the warranty provision through September 30, 2003 is as follows:

(in thousands)
--------------
Balance at December 31, 2002                            $ 35,994
Provision for warranties                                  18,106
Settlements made                                         (15,967)
Other adjustments (primarily currency translation)         1,103
                                                        --------
Balance at September 30, 2003                           $ 39,236

NOTE L - Subsequent Events

Subsequent to the third quarter, Dover acquired Warn Industries Inc. for approximately $325 million in cash. Warn, located in Portland, Oregon, is the industry leader in the design, manufacture and marketing of high-performance winches. The Warn acquisition was funded by existing cash of $150 million, and commercial paper borrowings of $175 million. Warn will be a stand alone operating company within the Resources segment.

The Company received federal tax refunds of approximately $144 million subsequent to the third quarter related to the filing of the 2002 tax return. The proceeds from the tax refunds have been used to pay down commercial paper borrowings.

In October 2003, the Company's $300 million 364-day facility bearing interest at LIBOR plus .23% expired and was replaced with another $300 million 364-day facility bearing interest at LIBOR plus .23% expiring October 2004.

NOTE M - New Accounting Standards

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

                                    9 of 24

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

In December of 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure - an amendment of SFAS 123" which is effective for fiscal years ending after December 15, 2002 regarding certain disclosure requirements which have been incorporated into the footnotes. This Statement amends FASB Statement No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of that Statement to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. Finally, this Statement amends APB Opinion No. 28, "Interim Financial Reporting", to require disclosure about those effects in interim financial information. The effect of the adoption of SFAS No. 148 had no impact to the Company's consolidated results of operations and financial position.

In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities." This interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements", addresses consolidation of variable interest entities. FIN 46 requires certain variable interest entities ("VIE's") to be consolidated by the primary beneficiary if the entity does not effectively disperse risks among the parties involved. The provisions of FIN 46 are effective immediately for those variable interest entities created after January 31, 2003. The provisions are effective for the first interim period ending after December 15, 2003 for those variable interests held prior to February 1, 2003. The effect of the adoption of FIN 46 was immaterial to the Company's consolidated results of operations and financial position.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 clarifies the accounting for derivatives, amending the previously issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 149 clarifies under what circumstances a contract with an initial net investment meets the characteristics of a derivative, amends the definition of an underlying contract, and clarifies when a derivative contains a financing component in order to increase the comparability of accounting practices under SFAS No. 133. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003. The adoption of SFAS No. 149 did not have material impact on the Company's consolidated results of operations or financial position.

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



                                    10 of 24

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

The Company's cash and cash equivalents increased 37.3% during the first nine months of 2003 to $404.4 million at September 30, 2003 compared to $294.4 million at December 31, 2002. Cash flow provided from continuing operating activities for the first nine months of 2003 was $230.4 million compared to $184.0 million in the first nine months of 2002. Increases in cash flows from continuing operations were primarily driven by increased net earnings and increases in other deferred payments. The Company made a discretionary contribution of $27.0 million to its defined benefit pension plan in the third quarter of 2003 bringing the year-to-date contribution to $45.8 million as compared to $44.0 million in the comparable prior year period. The Company does not anticipate making any material additional discretionary contributions for the remainder of 2003. The level of cash used in continuing investing activities for the first nine months of 2003 was $101.8 million compared to $119.9 million for the comparable period last year, reflecting reduced acquisition activity from the comparable prior year period. The acquisition expenditures for the first nine months of 2003 were $31.2 million compared to $50.8 million in the comparable 2002 period, while capital expenditures made in the first nine months of 2003 were relatively flat at $70.6 million, compared to $69.1 million in the comparable 2002 period. Acquisitions and capital expenditures during the first nine months of 2003 were funded by internal cash flow. Cash used in continuing financing activities through September 30, 2003 was $58.3 million compared to cash used of $85.1 million in the comparable 2002 period. Net cash used from financing activities during the first nine months of 2003 primarily reflected a net $25.6 million increase of debt and dividend payments of $85.1 million, compared with prior year net decreases in debt of $2.5 million and dividend payments of $82.1 million.

Working capital increased from December 31, 2002 by $81.1 million or 7.4% to $1,177.9 million, primarily driven by increases in receivables of $108.2 million and increases in inventory of $36.2 million, offset by increases in payables of $63.3 million. Excluding the impact of acquisitions of $20.5 million and changes in foreign currency of $52.7 million, working capital only increased $7.9 million or 0.7% from December 31, 2002. Prepaid and other current assets increased $163.8 million from December 31, 2002, primarily due to a federal tax receivable of $159.0 million and additional prepaid pension assets of $45.8 million which reflects current year-to-date contributions. Federal and other taxes on income increased $112.1 million due to current taxes payable on improved earnings and other pending tax settlements.

Subsequent to the third quarter, Dover acquired Warn Industries Inc. for approximately $325 million in cash. The Warn acquisition was funded by existing cash of $150 million, and commercial paper borrowings of $175 million. Of the $175 million commercial paper borrowed, $50 million was borrowed prior to September 30th of 2003. Also subsequent to the third quarter, the Company received federal tax refunds of approximately $144 million related to the filing of the 2002 tax return and anticipates receiving additional refunds during the fourth quarter of $7.4 million. The proceeds from the tax refunds have been used to pay down commercial paper borrowings.

The following table is derived from the Condensed Consolidated Statements of Cash Flows:

Cash flows from Continuing Operations          Nine Months Ended September 30,
(in thousands, unaudited)                          2003             2002
-------------------------                          ----             ----
Cash flows provided by operating activities      $ 230,368       $ 183,975
Cash flows (used in) investing activities         (101,816)       (119,900)
Cash flows (used in) financing activities          (58,264)        (85,132)

Dover's free cash flow for the nine months ended September 30, 2003 increased significantly as cash generated from operations improved $46.4 million from the comparable 2002 period. The following table is a reconciliation of free cash flow with cash flows from operating activities.

                                    11 of 24

                                              Nine Months Ended September 30,
Free Cash Flow (in thousands, unaudited)           2003             2002
----------------------------------------           ----             ----
Cash flow provided by operating activities     $  230,368        $ 183,975
Less: Capital expenditures                        (70,576)         (69,073)
      Dividends to stockholders                   (85,079)         (82,112)
                                               ----------        ---------
Free cash flow                                 $   74,713        $  32,790

The total debt level of $1,079.7 million as of September 30, 2003 increased from December 31, 2002 as a result of drawing down approximately $50.2 million of short-term commercial paper, partially offset by repayment of approximately $28.0 million of long-term debt during the second quarter of 2003. As of September 30, 2003, net debt of $674.5 million represented 20.6% of total capital, a decrease of 3.5 percentage points from December 31, 2002. During the third quarter of 2003, Dover entered into three interest rate swap agreements terminating on June 1, 2008 with notional amounts of $50.0 million each to exchange 6.25% fixed interest rate Notes, due June 1, 2008 to variable interest.

In October 2003, the Company's $300 million 364-day facility bearing interest at LIBOR plus .23% expired and was replaced with another $300 million 364-day facility bearing interest at LIBOR plus .23% expiring October 2004.

The following table provides a reconciliation of net debt to total capitalization with the GAAP information:

                                                             September 30,    December 31,
Net Debt to Total Capitalization Ratio (in thousands )           2003             2002
------------------------------------------------------           ----             ----
Short-term debt and commercial paper                          $   73,683       $   23,761
Long-term debt                                                 1,006,033        1,030,299
Less: Cash, equivalents and marketable securities                405,250          294,959
                                                              ----------       ----------
Net debt                                                         674,466          759,101
Add: Stockholders' equity                                      2,599,955        2,394,623
                                                              ----------       ----------
Total capitalization                                          $3,274,421       $3,153,724
Net debt to total capitalization                                    20.6%            24.1%

(2) MATERIAL CHANGES IN RESULTS OF OPERATIONS:

Three Months Ended September 30, 2003 Compared with Three Months Ended September 30, 2002

Sales in the third quarter of 2003 of $1,153.7 million were up 8.6% from the comparable 2002 period. Sales would have increased 5.1% to $1,116.3 million if 2002 foreign currency translation rates were applied to 2003 results. Acquisitions completed during 2003 contributed $7.4 million to consolidated sales during the quarter ended September 30, 2003. Gross profit of $388.6 million in the third quarter of 2003 represented a 10.8% improvement compared to $350.6 million in the comparable 2002 period. Gross profit margins of 33.7% in the third quarter of 2003 compared to 33.0% in the third quarter of 2002.

Selling and administrative expenses for the third quarter of 2003 were $270.6 million or 23.5% of net sales, compared to $251.2 million or 23.6% of net sales in the comparable 2002 period. Operating profit of $117.9 million in the third quarter increased $18.6 million compared to the prior year due primarily to benefits from the company's restructuring programs undertaken during 2002 and 2001 and slightly improved global economic conditions. Operating profit margins in the third quarter of 2003 were 10.2% compared to 9.3% in the third quarter of 2002.

Net interest expense increased 5.6% to $15.4 million during the third quarter of 2003, comparable to $14.6 million in the third quarter of 2002.

Other net expenses for the third quarter of 2003 were $2.6 million, which primarily related to a legal settlement at the Industries segment, compared to other net expenses of $3.8 million in the comparable 2002 period, which primarily related to foreign exchange losses.

Dover's effective tax rate for continuing operations for the third quarter of 2003 was 24.6% compared to last year's third quarter rate of 27.7%. The low effective tax rate for both periods is largely due to the continuing benefit from tax credit programs such as those for R&D and foreign taxes combined with the benefit from U.S. export programs, a lower foreign tax rate and the recognition of certain capital loss benefits.

                                    12 of 24

Net earnings from continuing operations for the third quarter of 2003 were $75.3 million or $.37 per diluted share compared to $58.5 million or $.29 per diluted share from continuing operations in the comparable 2002 period. For the third quarter of 2003, net earnings were $84.4 million or $.41 per diluted share, including $9.1 million or $.04 per diluted share in earnings from discontinued operations, compared to $56.4 million or $.28 per diluted share in the third quarter of 2002, which included $2.0 million or $.01 per diluted share in losses from discontinued operations. Earnings from discontinued operations in the third quarter of 2003 were primarily attributable to the favorable resolution of certain outstanding tax matters of $10.6 million, net of tax, and tax benefits of $5.0 million, net of tax, related to losses on sales of businesses. These items were partially offset by charges of $5.7 million, net of tax, related to liabilities from the entities sold.

Nine Months Ended September 30, 2003 Compared with Nine Months Ended September 30, 2002

Sales for the nine months ended September 30, 2003 of $3,305.8 million were up 5.3% from the comparable 2002 period. Sales would have increased 1.1% to $3,172.5 million if 2002 foreign currency translation rates were applied to 2003 results. Acquisitions made during 2003 contributed $12.8 million to consolidated sales during the nine months ended September 30, 2003. Gross profit of $1,131.3 million during the first nine months of 2003 represented a 9.9% improvement compared to $1,029.5 million in the comparable 2002 period. Gross profit margins of 34.2% in the first nine months of 2003 compared to 32.8% in the first nine months of 2002.

Selling and administrative expenses for the first nine months of 2003 were $804.3 million or 24.3% of net sales, compared to $742.3 million or 23.6% of net sales in the comparable 2002 period. Operating profit of $327.1 million for the nine month period ended September 30, 2003, increased $39.9 million compared to the prior year due primarily to benefits from the company's restructuring programs undertaken during 2002 and 2001 and slightly improved global economic conditions. Operating profit margins for the first nine months of 2003 were 9.9% compared to 9.2% for the first nine months of 2002.

Net interest expense decreased 3.1% to $47.6 million during the first nine months of 2003, compared to $49.1 million during the first nine months of 2002.

Other net expenses for the nine months ended September 30, 2003 were $5.2 million, which primarily related to legal settlements at the Industries and Resources segments and foreign exchange losses. Other net income for the nine months ended September 30, 2002 was $.1 million, which included a gain on the sale of a product line offset by foreign exchange losses.

Dover's effective tax rate for continuing operations for the nine months ended September 30, 2003 was 24.5% compared to the 2002 nine month rate of 27.7% and the 2002 full year rate of 21.7%. The low effective tax rate is largely due to the continuing benefit from tax credit programs such as those for R&D and foreign taxes combined with the benefit from U.S. export programs, a lower foreign tax rate and the recognition of certain capital loss benefits.

Net earnings from continuing operations for the first nine months of 2003 were $207.1 million or $1.02 per diluted share compared to $172.2 million or $.85 per diluted share from continuing operations in the comparable 2002 period. For the nine months ended September 30, 2003, net earnings before cumulative effect of accounting changes were $216.6 million or $1.07 per diluted share, including $9.5 million or $.05 per diluted share in earnings from discontinued operations, compared to the first nine months of 2002 net earnings before cumulative effect of accounting changes of $156.8 million or $.77 per diluted share, which included $15.5 million or $.08 per diluted share in losses from discontinued operations. Earnings from discontinued operations in the first nine months of 2003 were primarily attributable to the favorable resolution of certain outstanding tax matters of $10.6 million, net of tax, and tax benefits of $5.0 million, net of tax, related to losses on sales of businesses. These items were partially offset by charges of $5.7 million, net of tax, related to liabilities from the entities sold. Losses from discontinued operations in the first nine months of 2002 primarily related to a loss on the sale of Vectron GmbH of $7.3 million, net of tax.

For the nine months ended September 30, 2002, the impact of the adoption of the Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets", resulted in a net loss of $136.3 million. The adoption resulted in a goodwill impairment charge of $345.1 million ($293.0 million, net of tax, or $1.44 diluted earnings per share). The adoption of the standard also discontinued the amortization of goodwill effective January 1, 2002.


                                    13 of 24

DOVER DIVERSIFIED

                                    Three Months Ended September 30,               Nine Months Ended September 30,
(in thousands, unaudited)     ------------------------------------------     -----------------------------------------
                                2003             2002           % Change       2003             2002          % Change
                              --------         --------         --------     --------         --------        --------
Net sales                     $306,559         $299,402              2.4%    $914,856         $896,865             2.0%
Earnings                        29,911           36,348            -17.7%      99,379          105,791            -6.1%
Operating margins                  9.8%            12.1%                         10.9%            11.8%


Diversified's third quarter results reflect a strong performance from Hill Phoenix which was offset by flat to down results at other businesses. Hill Phoenix achieved record earnings and significantly improved margins for a second consecutive quarter, as increased volume and production efficiency improvements drove the performance. Sargent reported slightly improved earnings, with increases from their defense business and a strategic add-on acquisition, offset by continued weakness in the commercial aerospace market. PMI earnings were flat, as they continue to deal with production issues and softness in some of their market segments. SWEP and Tranter PHE both reported slightly improved sales and earnings over last year, mainly due to large projects and improving markets. Although earnings and margins were down compared to the prior year period, Belvac's strong backlog and consistent bookings should keep them on track for a solid sales and earnings year. Crenlo reported lower earnings, as sales volume was the lowest of the year, although bookings for the quarter were up 25% over last year. Waukesha reported lower earnings due to manufacturing facility closure costs and continued market softness. Mark Andy, SWF and Van Dam continue to struggle with adverse conditions in the printing/packaging markets served. Graphics Microsystems earnings were flat compared to last year on slightly improved sales. However, bookings and backlog indicate a positive trend as they have focused on market share growth with a number of large customers.

For the nine months ended September 30, 2003, sales increases from the comparable 2002 period were primarily driven by Belvac, SWEP and Performance Motorsports, offset by decreases at Waukesha, Crenlo and L&E. Earnings for the nine months ended September 30, 2003 also increased from 2002, driven primarily by Belvac and Hill Phoenix, with offsetting decreases at Waukesha and Performance Motorsports.

Bookings in the third quarter of 2003 were $308.4 million, an increase of 7.6% from the comparable 2002 period, and the quarter book-to-bill ratio was 1.01. Bookings for the nine months of 2003 were $919.7 million, an increase of 4.8% from the comparable 2002 period, and the nine months book-to-bill ratio was
1.01. Backlog at the end of the quarter was $377.3 million, 4.8% higher than at the beginning of the year.

DOVER INDUSTRIES

                                Three Months Ended September 30,              Nine Months Ended September 30,
                             --------------------------------------         ------------------------------------
(in thousands, unaudited)      2003           2002         % Change           2003           2002       % Change
                             --------       --------       --------         --------       --------     --------
Net sales                    $271,128       $270,962           0.1%         $782,710       $801,140         -2.3%
Earnings                       31,508         31,705          -0.6%           87,763        108,053        -18.8%
Operating margins                11.6%          11.7%                           11.2%          13.5%


Industries' third quarter results approximated prior year, but compared positively to last quarter as sales and earnings grew 3% and 8%, respectively. Strong earnings and margin gains at Tipper Tie and positive comparisons at Heil Environmental, PDQ, Chief Automotive and Dovatech compared to the same period last year were the key contributors. Sales improved at Rotary driven by strong overseas performance, although start-up costs negatively impacted earnings. Tipper Tie benefited from strong overseas results as Alpina (a Swiss acquisition purchased in 2000) grew at double-digit rates. Triton's sales were flat compared to the prior year but up over 10% compared to last quarter led by a strong new product focus. Products introduced since January of 2002 now account for over 70% of Triton's unit sales. PDQ's earnings improvement was primarily the result of new product introductions. Heil Environmental sales exceeded 2002 levels for the first time this year driven by share gains domestically along with a strong European performance. Dovatech's results surpassed last year for the third consecutive quarter driven by strength in its chiller businesses. Heil Trailer, Marathon and DI Foodservice continued to be impacted by weak markets, although all are strategically realigning their businesses, which should improve future performance. Although Kurz-Kasch's results declined this quarter due to the impact of new product introductions, sales and earnings continue to show double-digit increases for the year.

For the nine months ended September 30, 2003, sales decreases from the comparable 2002 period were primarily driven by Heil Environmental, Heil Trailer and Chief Automotive, offset by increases at Tipper Tie, Dovatech, Kurz-Kasch. Earnings for the nine months ended September 30, 2003 also decreased from


                                    14 of 24

2002, driven primarily by Heil Environmental, Heil Trailer and DI Food Service, with offsetting increases at Dovatech.

Segment bookings in the third quarter of 2003 were $277.9 million, an increase of 5.1% from the comparable 2002 period, and the quarter book-to-bill ratio was
1.02. Segment bookings for the first nine months of 2003 were $805.6 million, compared to $794.6 million during comparable 2002 period, and the nine months book-to-bill ratio was 1.03. Backlog increased 23.6% from the beginning of the current year to $151.3 million.

DOVER RESOURCES

                                  Three Months Ended September 30,         Nine Months Ended September 30,
(in thousands, unaudited)      --------------------------------------   -------------------------------------
                                 2003           2002         % Change     2003           2002        % Change
                               --------       --------       --------   --------       --------      --------
Net sales                      $248,791       $224,718           10.7%  $718,796       $674,770           6.5%
Earnings                         36,954         32,919           12.3%   102,772         95,757           7.3%
Operating margins                  14.9%          14.6%                     14.3%          14.2%

The improved results at Resources were driven by a combination of factors, including higher energy prices, new product introductions, global sales and sourcing initiatives, and right sizing of businesses that continue to face sluggish markets. Compared to last year, strong earnings growth was achieved at the Energy Products Group, OPW Fueling Components, OPW Fluid Transfer Group and Wilden. These businesses are all strongly positioned on a global basis and also are benefiting from key new product introductions. Blackmer continues to be negatively impacted by the slow down in the "chemical and process" markets in North America but has taken necessary steps to right size its North American operations in response to this softness. Both De-Sta-Co Industries and De-Sta-Co Manufacturing have seen continued softness in spending by North American automotive and industrial customers. Texas Hydraulics and, to some extent Tulsa Winch, continue to be affected by the slow down in construction equipment, mobile cranes, and aerial lift markets. In response, Texas Hydraulics continues to add new customers and new products, while Tulsa Winch has capitalized on its strength in military, oil field, and marine winch applications. C. Lee Cook's results are flat with prior year but it is beginning to experience some increase in its compressor OEM business. Hydro Systems' sales and earnings are comparable to prior year in total but the business has seen a shift to and growth in its European operations. RPA Process Technologies achieved earnings growth over prior year primarily as a result of the completion of several large projects but the business continues to face sluggish capital spending in the paper, process, and minerals markets.

For the nine months ended September 30, 2003, sales increases from the comparable 2002 period were primarily driven by Energy Products Group, De-Sta-Co Industries, and OPW Fueling Components, offset by decreases at Texas Hydraulics and De-Sta-Co Manufacturing. Earnings for the nine months ended September 30, 2003 also increased from 2002, driven primarily by Energy Products Group, OPW Fueling Components and De-Sta-Co Industries, with offsetting decreases at Wilden and Texas Hydraulics.

Segment bookings in the third quarter of 2003 were $251.6 million, an increase of 16.7% from the comparable 2002 period and the book-to-bill ratio for the quarter was 1.01. Segment bookings for the first nine months of 2003 were $729.6 million, an increase of 7.2% from the comparable 2002 period and the book-to-bill ratio for the nine months was 1.02. Ending backlog was $90.6 million, a 16.6% increase from the end of last year. Dover Resources' results for all periods presented have been adjusted to include Texas Hydraulics, which was transferred from Dover Industries at the beginning of the year.


                                    15 of 24

DOVER TECHNOLOGIES

                                      Three Months Ended September 30,            Nine Months Ended September 30,
(in thousands,  unaudited)        -----------------------------------------     -------------------------------------
                                    2003            2002         % Change          2003         2002        % Change
                                  ---------      ---------       --------       ---------     ---------     ---------
Net sales                         $ 329,313      $ 269,357           22.3%      $ 895,562     $ 770,884        16.2%
Earnings                             29,794          1,252             --          61,022        (2,651)         --
Operating margins                       9.0%           0.5%                           6.8%         -0.3%

The turnaround evidenced in the first half of 2003 continued into the third quarter. Bookings, sales and earnings were up 6%, 8% and 44%, respectively, on a sequential quarterly basis, and bookings and sales were up 29% and 22%, respectively, over the third quarter of 2002, while earnings increased $28.5 million. All of the Technologies companies have reported profits on a year-to-date basis, with the exception of one Specialized Electronic Components
(SEC) company.

The Circuit Board Assembly and Test (CBAT) businesses recorded earnings of $19.5 million as compared to a loss of $3.3 million for the third quarter of 2002. Third quarter sales were $204.4 million, an increase of $41.8 million or 26% from last year's comparable quarter. Bookings at $206.1 million were up 35% over the prior year. Bookings increased 14% from last quarter, following a 13% increase in the second quarter of 2003. The book-to-bill ratio for the quarter was 1.01 and backlog was $90.6 million. The year-to-date CBAT growth, experienced at all companies, was attributable in large part to increased demand in the backend semiconductor products at Alphasem and ECT, and continued growth from investments in Asia, particularly in China. In addition, the CBAT companies reported sales in the current quarter to large North American based EMS companies for the first time in a while.

The SEC businesses had sales in the quarter of $52.0 million, as compared to $45.8 million in last year's third quarter, an increase of 14% and were flat compared to last quarter. SEC reported earnings of $0.8 million as compared to a loss of $3.4 million in 2002. Bookings in the third quarter of $55.0 million were 15% greater than the same period last year. The book-to-bill ratio for the quarter was 1.06 and backlog was $49.2 million. Sequential quarterly earnings for SEC decreased $1.1 million on flat sales while bookings increased 6.0%. Vectron, the largest company in SEC, recorded quarterly sales, earnings and margin increases compared to both the prior quarter and last year. Through more efficient operations and improved customer focus (quality, flexibility and product development), Vectron reported its best margins since early 2001. Offsetting that performance, K&L Microwave had a difficult quarter as it winds up its restructuring in order to focus on military and selected commercial wireless markets. The SEC companies continue to expand into the military, space, medical and industrial markets, and have noted some signs of improved activity at certain of the large telecom equipment companies.

In the quarter, Imaje had sales of $72.9 million, an increase of 20% over the same period in 2002. Earnings increased from $14.5 million to $15.8 million or 9%. Bookings in the third quarter of $71.0 million were 24% greater than the same period last year. The book-to-bill ratio for the quarter was 0.97 and backlog was $18.3 million. Earnings for the third quarter equaled the level of earnings for the second quarter on slightly reduced sales. This reflects improved execution of Imaje's logistics and distribution networks coupled with continued focus on new product development. Sales for 2003 as compared to 2002 were positively impacted by a 15% strengthening of the Euro against the dollar. However, margins continue to be pressured as the majority of Imaje's product costs are incurred in Euros. Consequently, Imaje is in process of expanding its product delivery platforms in both China and North America.

For the nine months ended September 30, 2003, sales at the CBAT businesses were $532.5 million, an increase of $86.4 million and earnings were $31.3 million, an increase of $58.0 million as compared to the same 2002 period. For the nine months ended September 30, 2003, sales at the SEC businesses were $154.4, a decrease of $1.3 million and earnings were $5.6 million, an increase of $12.8 million as compared to the same 2002 period. For the nine months ended September 30, 2003, sales at Imaje were $208.7 million, an increase of $39.6 million and earnings were $42.9 million, an increases of $6.4 million as compared to the same 2002 period.

CBAT bookings for the first nine months of 2003 were $548.4 million, an increase of 17.4% from the comparable 2002 period and the book-to-bill ratio was 1.03. SEC bookings for the first nine months of 2003 were $160.8 million, an increase of 4.9% and the book-to-bill ratio was 1.04. Imaje's bookings for the first nine months of 2003 were $212.2 million, an increase of 28.5% from the comparable 2002 period and the book-to-bill ratio was 1.02.




                                    16 of 24

OUTLOOK


Dover's third quarter results continue to reflect the positive progress seen in the first and second quarters despite challenging economic conditions which still impact most Dover companies. Technologies had its most profitable quarter since the first quarter of 2001. This is a direct result of continuing operating improvements by the CBAT and SEC companies. Segment operating margins increased to 9% from 7% last quarter, with improved profitability and operating leverage at Technologies. The positive bookings trend seems to indicate that the electronic markets served are stabilizing and in some cases showing modest growth. Resources was once again the Company's most profitable segment for the quarter and it is expected that their newest acquisition, Warn Industries which closed on October 1, will make a significant long-term contribution in terms of future sales and profitability. The Diversified segment had lower earnings on essentially flat sales, despite a strong performance at Hill Phoenix. Industries continues to face challenges in many markets, although results were modestly better than either the first or second quarter, and reflected meaningful strategic realignment expenses.

Results over the past three quarters show encouraging signs for most of Dover's markets, while the outlook for the global manufacturing economy still remains unclear. Dover's businesses continue to make the right investments and right size their operations to ensure the Company is well positioned for a manufacturing upturn.

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

NON-GAAP INFORMATION

In an effort to provide investors with additional information regarding the company's results as determined by generally accepted accounting principles
(GAAP), the company also discloses non-GAAP information which management believes provides useful information to investors. Free cash flow, net debt, capitalization, and revenues and working capital excluding the impact of changes in foreign currency exchange rates are not financial measures under GAAP and should not be considered as a substitute for cash flows from operating activities, debt or equity, sales and working capital as determined in accordance with GAAP and may not be comparable to similarly titled measures reported by other companies. Management believes the net debt to capitalization ratio and free cash flow are important measures of liquidity and operating performance because they provide both management and investors a measurement of cash generated from operations that is available to fund acquisitions and repay debt. Management believes that reporting revenues and working capital at constant currency, which excludes


                                    17 of 24
the positive or negative impact of fluctuations in foreign currency exchange rates, provides a meaningful measure of the Company's operational changes, given the global nature of Dover's businesses.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no significant change in the Company's exposure to market risk during the first nine months of 2003. For discussion of the Company's exposure to market risk, refer to Item 7A, Quantitative and Qualitative Disclosures about Market Risk, contained in the Company's Annual Report incorporated by reference in Form 10-K for the fiscal year ended December 31, 2002.

Item 4. CONTROLS AND PROCEDURES

At the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. During the third quarter of 2003, there were no changes in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.


                                    18 of 24

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

      (b)   Reports on Form 8-K:

            The Company filed with the Securities and Exchange Commission a report on Form 8-K, filed on October 20, 2003, covering information reported under Item 12. Results of Operations and Financial Condition.

            The Company filed with the Securities and Exchange Commission a report on Form 8-K, filed on July 18, 2003, covering information reported under Item 9. Regulation FD Disclosure but furnished pursuant to Item 12. Results of Operation and Financial Condition in accordance with SEC Release No. 33-8216.


                                    19 of 24

                                   Signatures

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

                                              DOVER CORPORATION

Date:      October 31, 2003                   /s/ Robert G. Kuhbach
           ----------------                   ----------------------------------
                                              Robert G. Kuhbach, Vice President,
                                              Finance, Chief Financial Officer &
                                              Treasurer
                                              (Principal Financial Officer)



Date:      October 31, 2003                   /s/ Raymond T. McKay, Jr.
           ----------------                   ----------------------------------
                                              Raymond T. McKay, Jr.
                                              Controller
                                              (Principal Accounting Officer)


                                    20 of 24

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


                                    21 of 24