Form 10-K
period 2003-12-31
DOVER CORP
filed 2004-02-27
CIK 29905

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

   [X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

           FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

                                  OR


   [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM           TO

                           COMMISSION FILE NO. 1-4018

                               DOVER CORPORATION
             (Exact name of Registrant as specified in its charter)

                   DELAWARE                                      53-0257888
       (State or other jurisdiction of                        (I.R.S. Employer
        incorporation or organization)                      Identification No.)

               280 PARK AVENUE                                     10017
                 NEW YORK, NY                                    (Zip Code)
   (Address of principal executive offices)

              REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:
                                 (212) 922-1640

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

             TITLE OF EACH CLASS                 NAME OF EACH EXCHANGE ON WHICH REGISTERED
             -------------------                 -----------------------------------------
          Common Stock, par value $1                      New York Stock Exchange

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities and Exchange Act of
1934).  Yes [X]     No [ ]
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

     The aggregate market value of the voting and non-voting common stock held by non-affiliates of the Registrant as of the close of business June 30, 2003 was $6,069,763,636. Registrant's closing price as reported on the New York Stock Exchange-Composite Transactions for June 30, 2003 was $29.96 per share.

     The number of outstanding shares of the Registrant's common stock as of February 18, 2004 was 203,172,389.

DOCUMENTS INCORPORATED BY REFERENCE

PART III -- CERTAIN PORTIONS OF THE PROXY STATEMENT FOR ANNUAL MEETING OF
            STOCKHOLDERS TO BE HELD ON APRIL 20, 2004 (THE "2004 PROXY STATEMENT").

  SPECIAL NOTES REGARDING FORWARD LOOKING STATEMENTS

     This Annual Report on Form 10-K, and the documents that are incorporated by reference, particularly sections of any Annual Report to Stockholders under the headings "Letter to Shareholders", "Chairman's Letter", "Outlook" or "Management's Discussion and Analysis", contain forward-looking statements within the meaning of the Securities Exchange Act of 1933, as amended, the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. Such statements relate to, among other things, industries in which the Company operates, the U.S. and global economies, earnings, cash flow and operating improvements and may be indicated by words or phrases such as "anticipates", "supports", "plans", "projects", "expects", "should", "would", "could", "hope", "forecast", "Dover believes", "management is of the opinion", use of the future tense and similar words or phrases. Such statements may be made by management orally. Forward-looking statements are subject to inherent uncertainties and risks, including among others: continuing unrest in the Middle East and possible future terrorist threats, and their effect on the worldwide economy; increasing price and product/service competition by foreign and domestic competitors including new entrants; technological developments and changes; the ability to continue to introduce competitive new products and services on a timely, cost effective basis; the relative mix of products and services which impacts margins and operating efficiencies; the achievement of lower costs and expenses; domestic and foreign governmental and public policy changes including environmental regulations and tax policies (including domestic and foreign export subsidy programs, R&E credits and other similar programs); protection and validity of patent and other intellectual property rights; the success of the Company's acquisition program; the cyclical nature of some of the Company's business; and the outcome of pending and future litigation and governmental proceedings. In addition, such statements could be affected by general industry and market conditions and growth rates, and general domestic and international economic conditions including interest rate and currency exchange rate fluctuations. In light of these risks and uncertainties, actual events and results may vary significantly from those included in or contemplated or implied by such statements. Readers are cautioned not to place undue reliance on such forward-looking statements. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

                                     PART I

ITEM 1.  BUSINESS

OVERVIEW

     Dover Corporation ("Dover" or the "Company"), originally incorporated in 1947 in the State of Delaware, became a publicly traded company in 1955 with four operating divisions. It is a diversified industrial manufacturing corporation encompassing 52 operating companies which primarily manufacture a broad range of specialized industrial products and sophisticated manufacturing equipment, and seek to expand their range of related services. Additional information is contained in Items 7 and 8.

     The Company's businesses are divided into four business segments. Diversified builds packaging and printing machinery, heat transfer equipment, food refrigeration and display cases, specialized bearings, construction and agricultural cabs, as well as sophisticated products for use in the defense, aerospace and automotive industries. Industries makes products for use in the waste handling, bulk transport, automotive service, commercial food service and packaging, welding, cash dispenser and construction industries. Resources manufactures products primarily for the automotive, fluid handling, petroleum, original equipment manufacturers (OEM), engineered components and chemical equipment industries. Technologies builds sophisticated automated assembly and testing equipment and specialized electronic components for the electronics industry, and industrial printers for coding and marking.

BUSINESS STRATEGY

     The Company operates with certain fundamental objectives. First, it seeks to acquire and own businesses with proprietary, engineered industrial products which make them leaders in the niche markets which they serve. Second, these businesses should be customer focused, innovative and well managed to achieve above average profit margins by supplying customers with value added products and related services. Third, the Company expects that these types of businesses will generate strong cash flow which can not only sustain such operations, but also provide excess cash flow which the Company can then reinvest in similar business opportunities.

     The Company expects to manage its cash flow so that the mix of its external debt levels and capital structure are optimized to support continued ready access to the capital markets.

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

ACQUISITIONS AND DIVESTITURES

     The Company has a long-standing acquisition program. The Company seeks to acquire and develop "platform" businesses, which are marked by growth, innovation and higher than average profit margins. Each of its businesses should be a leader in its market as measured by market share, customer service, innovation, profitability and return on assets. The Company traditionally focuses on acquiring new businesses which could operate independently from other Dover companies ("stand-alones"). Over the last ten years, increased emphasis has been placed on acquiring businesses that can be added on to existing operations ("add-ons"). The target companies are generally manufacturers of high value-added, engineered products sold to a broad customer base of industrial or commercial users. One of the most critical factors in the decision to acquire a business is the Company's judgment of the skill, energy, ethics and compatibility of the top executives at the acquisition target. Dover expects that acquired companies will continue to be operated by the management team in place at acquisition, with a high degree of autonomy in keeping with the Company's decentralized structure. From January 1, 1999 through December 31, 2003, the Company made 66 acquisitions at a total acquisition cost of $1,815.4 million. In 2003, the Company completed one stand-alone and five add-on acquisitions at a total cost of $362.1 million. For more details regarding acquisitions completed over the past two years, see Note 2 to the Consolidated Financial Statements in Item 8. These acquisitions have had a substantial impact on the Company's sales and earnings since 1999. During the past three years, the overall number of Company acquisitions and dollars invested has been dropping. This largely reflects the general economic conditions and the lack of attractive acquisition candidates. The Company's future growth depends in large part on finding and acquiring successful businesses, as a number of the Company's current businesses operate in relatively mature markets where sustained internal growth objectives are difficult to achieve.

     While the Company expects to buy and hold businesses, it does periodically reassess each business to verify that it continues to represent a good long-term investment. There may also be situations where a Company business represents a very attractive acquisition for another company based on specific market conditions. Based on these criteria, the Company has divested businesses. Over the past three years, the Company has been more proactive in evaluating its operating companies against internal growth and profitability criteria. During that time, the Company has discontinued 16 operations and subsequently sold 11 for an aggregate consideration of $385.9 million. For more details, see the "Discontinued Operations" discussion below and Note 7 to the Consolidated Financial Statements in Item 8.

BUSINESS SEGMENTS

  DIVERSIFIED

     Diversified's fourteen stand-alone operating companies manufacture equipment and components for industrial, commercial and defense applications. In 2003, Diversified completed one add-on acquisition. A description of each stand-alone operating company is provided below:

  Major Units

     Hill Phoenix's U.S. manufacturing facilities provide refrigeration systems, display cases, walk-in coolers and freezers, electrical distribution products, and engineering services for sale to the supermarket industry, as well as commercial/industrial refrigeration, big box retail and convenience store customers. Hill Phoenix sells equipment primarily in North America directly to the end user with a small percentage of sales through independent distributors.

     The Sargent companies design and manufacture fluid control and structural components for the global aerospace and U.S. defense industries. They specialize in complex fluid control assemblies with typical end-use applications such as U.S. submarines, aircraft landing gear and engine thrust reverser systems, land and amphibious vehicle utility actuation systems, helicopter rotary systems, engine pneumatic ducting and cooling systems, aircraft environmental control systems, and general airframe and engine structures. With manufacturing facilities in the U.S. and Canada, the businesses share common customers throughout the commercial aerospace and defense industries and sell direct to their end users: OEMs, airlines and government agencies.

     Performance Motorsports sells primarily pistons and other engine components into motor-sport and power-sport markets that include high performance racing, motorcycles, all-terrain vehicles, snowmobiles and watercraft. Performance Motorsports products include forged and cast pistons, connecting rods, crankshafts and cylinder liners along with their complementary components, including piston rings, bearings, gaskets, and a variety of other internal valve train and engine components, as well as suspension, braking, clutching, and chassis components. Products are manufactured in the U.S. and Europe for sale through distributors.

     SWEP is a global leader in the design and manufacture of copper-brazed and nickel-brazed compact heat exchangers. They also design and manufacture district heating and district cooling substations. SWEP products are manufactured in Sweden, Switzerland, Malaysia and the U.S. and are sold via a direct sales force, through wholly-owned sales companies in the U.S., Europe and Asia, and by sales agents throughout the world for various applications in a wide variety of industries.

     Belvac is a world leader in high-speed trimming and necking equipment for the worldwide beverage can-making industry. For that same industry, Belvac designs and manufactures base re-profiling and reforming, shaping, bottom rim coating, flanging and inspection equipment. In addition, Belvac designs and produces high-speed trimming and burnishing equipment for the plastic container industry. All of Belvac's products are manufactured in the U.S. and sold through a direct sales force with offices in both the U.S. and Europe.

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

     Tranter PHE manufactures gasketed plate and frame heat exchangers, welded plate heat exchangers and all-welded heat exchangers for a wide range of applications in a variety of industries. PHE's products are manufactured in the U.S., Sweden, India and the U.K. Sales are split approximately 60/40 between Eurasia and the Americas. Products are sold through a network of manufacturers' representatives in North America, through wholly-owned sales companies in Europe and Asia, and by sales agents and manufacturers' representatives in the rest of the world.

     Mark Andy manufactures printing equipment and accessories primarily for the specialty packaging-printing segment at locations in the U.S. and Europe. The company specializes in the fabrication of narrow web printing presses used for producing pressure sensitive labels for the food, cosmetic, pharmaceutical and logistics (inventory, transportation, baggage handling) markets. Products are sold primarily in the Americas and Europe through distributors.

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

  Other Units

     Graphics Microsystems manufactures color measurement and control systems for printing presses. Primary markets served are catalog, book, publication and newspaper printing. Products are designed to add economic value to printing processes by automating manual processes, providing quality control and reducing waste. Products are sold primarily in the Americas and Europe directly to printing firms as well as printing press manufacturers.

     SWF Companies manufacture packaging automation machinery utilized in forming, loading and sealing folding carton stock and corrugated board packaging. SWF's products are sold primarily in the U.S. through direct representation as well as indirect channels. Approximately 30% of the company's machines are installed and operated outside of North America.

     Tranter Radiator manufactures heat exchangers for cooling oil-filled electrical transformers at their sole facility in South Carolina. Approximately 95% of all sales are to North America. Sales to North American OEM transformer manufacturers are through a direct sales force, while OEM sales outside of North America are primarily through agents. Aftermarket sales are handled both direct and through agents.

     Van Dam manufactures dry offset printing machines for the packaging industry. The machines are manufactured in the Netherlands, where they have two facilities. They also have sales facilities in the U.S. and

Germany. Products are sold via a direct sales force in Europe and the Americas, and through a network of agents around the world. 2003 sales are split approximately 35% to North America, 35% to North and Central Europe, and 10% to Asia, with the remainder to South America, the Middle East and Southern Europe.

     L&E is a German based systems engineering company that designs, builds and installs tailored drying systems, heat recovery systems and exhaust air cleaning systems for paper mills, automotive OEM paint shops, and various other industries. Sales are split nearly evenly between paper systems, automotive systems, and exhaust gas cleaning systems, with approximately 95% of the sales going to European customers, mostly German. Products are sold primarily through a direct sales force, coupled with agents in strategic locales around the world.

  INDUSTRIES

     Industries is comprised of twelve stand-alone operating companies that manufacture a diverse mix of equipment and components for use in the waste handling, bulk transport, automotive service, commercial food service, packaging, and construction equipment industries. In 2003 Industries completed two add-on acquisitions. A description of each stand-alone operating company is provided below:

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

     Rotary Lift manufactures a wide range of vehicle service and storage lifts, which are sold through equipment distributors, and directly to a wide variety of markets including independent service and repair shops, national chains and franchised service facilities, new car and truck dealers, national and local governments, and government maintenance and repair locations. Rotary has manufacturing operations located in the U.S. and Germany and sells primarily in the Americas and Europe.

     Heil Trailer International produces a complete line of tank trailers including aluminum, stainless steel and steel trailers that carry petroleum, chemical, edible, dry bulk and waste products. Trailers are marketed directly to customers in the construction, trucking, railroad, oil, recovery and heavy haul industries, as well as to various government agencies, primarily through distributors, both domestically and internationally. Heil Trailer has manufacturing facilities on four continents and services customers globally.

     Tipper Tie develops and manufactures in the U.S. and Europe a wide variety of packaging machinery which employs a clip as the means of flexible package closure. These machines and clips are sold worldwide primarily for use with meat, poultry and other food products. Tipper Tie also produces a line of woven netting products used in many industries, including the meat and poultry, horticulture, Christmas tree, and environmental markets. International sales currently generate over 55% of total sales.

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

     Triton manufactures a full-line of ATM's for off-premise and financial institution markets. Triton is the largest provider of off-premise ATM's and ATM management software in North America and has more than 95,000 installations in over 17 countries worldwide. Currently, over 40% of units are sold to institutions. Triton's line of off-premise ATM's can be found in convenience stores, airports, hotels, restaurants, shopping centers, and casinos. Triton's line of ATM's designed specifically for financial institutions incorporates features specific to banks and credit unions.

     PDQ Manufacturing, Inc. manufactures touch free vehicle wash systems, which are sold primarily in the U.S. and Canada to major oil companies as well as to investors. Sales are made through an industry distribution network that installs the equipment and provides after-sale service and support.

     DI Foodservice Companies, through its Groen, Randell, and Avtec brands, manufacture commercial foodservice cooking equipment, cook-chill production systems, refrigeration products, custom food storage and preparation products, kitchen ventilation, air handling systems and conveyer systems. DI Foodservice serves the institutional and commercial foodservice markets worldwide through its network of distributors, manufacturer's representatives, and direct sales force. The primary market for DI Foodservice products is North America.

  Other Units

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

     Chief Automotive Systems manufactures vehicle collision measuring and repair systems, including pulling equipment, computerized measuring, gas and dust extraction systems. Chief markets its equipment worldwide in over 40 countries throughout Europe, Asia and the Americas, utilizing a direct sales, service and training organization, as well as through distributors.

     DovaTech produces industrial CO2 lasers used for cutting, welding, drilling and cladding processes in the aerospace, automotive, heavy equipment and sheet metal fabrication industries, YAG lasers used in a variety of micromachining, marking, engraving, diamond processing, welding and cutting applications, and related equipment used to control the temperature of industrial lasers, machine tools, welding equipment, machinery coolants, plastic injection molding equipment and medical diagnostic equipment. All products are made in the U.S. for sale directly and through distributors in North America, Europe and Asia.

     Somero Enterprises manufactures highly specialized laser guided concrete screeding equipment used in the commercial construction industry. Products are built in the U.S. and sold globally through a direct sales force, sales representatives and dealers.

  RESOURCES

     Resources' thirteen stand-alone operating companies manufacture components and equipment for the oil and gas production industry, petroleum retailing, refining and transportation, general process industries, automotive industries, recreational and off-road vehicle market, and other select commercial markets. During 2003, Resources completed one stand-alone acquisition, Warn Industries located in Clackamas, Oregon. A description of each stand-alone operating company is provided below:

  Major Units

     Warn Industries is the market leader for high performance recreational winches, winch mounts, four-wheel drive (4WD) hubs, and other accessories for 4WD vehicles, including both light trucks and all-terrain vehicles (ATV). In addition, Warn provides a range of patented, technologically advanced 4WD and all-wheel drive (AWD) powertrain systems to leading automotive OEMs around the world, primarily North America.

     The Energy Products Group (EPG) consists of five North American operating units, Norris, Alberta Oil Tool (AOT), Quartzdyne, Norriseal, and Ferguson-Beauregard, which primarily serve the upstream oil and gas production industry. Norris and AOT produce forged steel sucker rods and accessories, integral parts of artificial lift systems used primarily in on-shore oil and gas production. Quartzdyne manufactures precision pressure transducers using proprietary quartz-resonator sensor technology to provide continuous monitoring of pressure, temperature, and flow in "downhole" oil and gas exploration and production applications. Norriseal provides control valves, butterfly valves, and control instrumentation primarily for oil and gas production applications and, to a lesser extent, the general industrial, refining, chemical processing, and marine markets. Ferguson-Beauregard provides products that improve production from natural gas wells and electronic well controllers for remotely monitoring, controlling, and optimizing production from natural gas fields. Sales are made both directly to customers and through various distribution channels. EPG's market is global, but sales are predominantly in North America, with the bulk of international sales occurring in South America.

     OPW Fueling Components is the global leader in high quality vehicle fueling solutions. OPW offers an extensive line of fuel dispensing products including conventional, vapor recovery, and CleanEnergy (LPG, CNG and Hydrogen) nozzles, swivels and breakaways, as well as Vaporsaver 1 -- a tank pressure management system. OPW provides a complete line of environmental products for both aboveground and underground storage tanks, suction system equipment, flexible piping, and secondary containment systems. The ECO Air products line offers an array of tire inflation and vacuum systems, while its OPW Fuel Management Systems group specializes in unattended fuel management, integrated tank monitoring, and Point-of-Sale systems. OPW Fueling Component's products are marketed globally through a network of distributors and company sales offices located throughout the world.

     De-Sta-Co Industries manufactures and sells a variety of modular automation and workholding components, including manual toggle clamps, pneumatic and hydraulic clamps, automation power clamps, automation shuttles and lifters, grippers, slides, end-effectors, and other "end of robot arm" devices. De-Sta-Co serves the automotive, electronics, and general industrial markets from plant facilities in the U.S., Germany, Thailand, France, and Brazil, and its products are marketed globally both on a direct basis and through a network of distributors.

     Blackmer manufactures pumps and compressors for the transfer of liquid and gas products in a wide variety of markets, including the refined fuels, LPG, pulp & paper, wastewater, food/sanitary, military/ marine, transportation, and chemical process industries. Pump technologies include positive displacement, sliding vane and eccentric disc pumps in addition to centrifugal process pumps. Compressor technologies include reciprocating, rotary vane, and screw compressors. Blackmer sells to OEMs directly, and to other markets through a global network of distributors, primarily in the Americas, Europe, and Asia.

     OPW Fluid Transfer Group supplies engineered products, including valves, electronic controls, loading arms, swivels, and couplings, for the transfer, monitoring, measuring, and protection of hazardous, liquid and dry bulk commodities in the chemical, petroleum, and transportation industries. These products are manufactured in the U.S., India, Brazil and the Netherlands. OPW Fluid Transfer Group's products are sold globally, both direct and through distributors.

     Wilden produces a wide range of air-operated, double-diaphragm pumps made of a variety of metals and engineered plastics. Wilden pumps are used in a wide variety of fluid transfer applications in general industrial, process industry, and specialized applications. Sales are predominantly through distributors, with over half of Wilden's sales derived from international markets.

     C. Lee Cook is comprised of three units: C. Lee Cook, Compressor Components
(CCI), and Cook Manley. C. Lee Cook is a leading manufacturer of piston rings, seal rings, and packings for reciprocating compressors used in the natural gas production and distribution markets, and petrochemical and petroleum refining industries. These products are sold as original equipment parts to compressor manufacturers, as well as aftermarket replacement parts. CCI manufactures replacement valves, rods, rings, high performance plastic bushings, and other compressor components; and provides compressor repair services through its service centers, primarily for the North American gas production and distribution markets. Cook Manley designs and manufactures engineered valves for engines and compressors and injection molded specialty plastic components for gas compressor markets worldwide. C. Lee Cook's products are sold both direct and through various sales channels, largely in North America.

     Texas Hydraulics designs and manufactures highly engineered welded hydraulic cylinders for work platform, aerial utility truck, material handling, construction, and mining industry OEMs throughout North America. Through its Hydromotion subsidiary located in Spring City, Pennsylvania, Texas Hydraulics also provides custom hydraulic swivels and electric slip rings for its markets. Cylinders are manufactured in Texas and Tennessee for sale directly to customers. As of January 1, 2002, Texas Hydraulics was transferred to Dover Resources because of customer end-market synergies with the Tulsa Winch Group.

     The Tulsa Winch Group (TWG) includes DP Winch, Greer Company, Pullmaster Winch, and Tulsa Winch. The group manufactures worm and planetary gear winches, worm gear speed reducers, planetary swings, and specialized in-cab load indication equipment for the mobile crane industry and drives, winch/bumper packages, capstans, constant-pull traction winches and auger drives for the military, marine, logging, drilling, farming, utility, crane, construction, and truck equipment markets. TWG products are marketed and sold through various sales channels, including OEMs and dealer distribution.

  Other Units

     RPA Process Technologies manufactures engineered liquid filtration equipment and systems for the petroleum refining, pulp and paper, hydrometallurgy, and other process industries on a global basis.

     Hydro Systems manufactures chemical proportioning and dispensing systems used to dilute and dispense concentrated cleaning chemicals to the food service, health care, supermarket, institutional, school, building service contractor, and industrial markets. Hydro Systems products are generally sold to manufacturers of concentrated cleaning chemicals who market them with their branded chemicals and offer a complete chemical management system to their end user customers.

     De-Sta-Co Manufacturing produces reed valves, flapper valves and related assemblies for compressors used in the automotive, commercial and residential air conditioning and refrigeration markets. De-Sta-Co Manufacturing also produces highly specialized discs for the automotive ride control market.

  TECHNOLOGIES

     Technologies is comprised of thirteen stand-alone operating companies that manufacture products in three broad groupings: Circuit Board Assembly and Test equipment (CBAT), Specialized Electronic Components (SEC), and Marking and Imaging systems. In 2003 Technologies completed two small add-on acquisitions. A description of each stand-alone operating company is provided below:

  Circuit Board Assembly and Test (CBAT)

     Universal Instruments manufactures high-speed precision machinery used to assemble components onto printed circuit boards. Its products include thru-hole component assembly machines, surface mount placement equipment, and odd component assembly cells. It also provides complete assembly lines by integrating equipment and software required for turnkey assembly solutions. Universal manufactures in the U.S. and in China, with sales and service operations in more than 30 countries.

     Everett Charles Technologies (ECT) makes machines, test fixtures and related products used in testing "bare" and "loaded" electronic circuit boards and semiconductors. Its products generally connect the device under test to the in-circuit or functional test set. ECT also manufactures spring loaded probes which are used in many of its products and also sold separately. Machines are built in the U.S., Europe and China and test fixtures are made at locations worldwide. Products are marketed directly on a worldwide basis.

     DEK produces high-speed precision screen printers and related tools and consumables to apply solder paste and epoxy glue to substrates at the start of the printed circuit board assembly process. Advanced applications include printing solder paste bumps onto semiconductor wafers used in the "flip chip" process and onto "ball grid" array packages. DEK manufactures in the U.K. and China and has sales/service offices throughout Europe, North America, and Asia Pacific, with a network of distributors and agents providing further support in these territories.

     OK International manufactures specialized and manual industrial tools for the professional electronics workbench, including precision manual soldering and desoldering tools, ball grid array rework and inspection stations, fluid dispensing systems and other hand tools. Products are made at various U.S. and Chinese locations for sales to customers in the electronics, aerospace and telecom industries, through sales organizations around the world who manage distributors and independent representatives.

     Vitronics Soltec manufactures automated soldering systems for high volume electronic circuit board manufacturing. With factories in the U.S., the Netherlands, and China, it makes wave soldering machines primarily applied to thru-hole assembly, reflow soldering systems typically used for surface mount circuits and selective soldering to automatically solder specific components or provide solder connections in selective areas of printed circuit boards. Vitronics Soltec has sales and service offices in Europe, North America, and Asia, but also sells through distributors and agents.

     Alphasem manufactures die attach equipment to attach semiconductor die to their protective packages, providing interconnections to the next level of packaging. These "packages" are vital components in all kinds of simple and sophisticated electronic systems used in computers, automotive applications, space, communication devices, medical systems, and aircraft. Alphasem is based in Switzerland and has sales and service offices in Europe, Asia, and North America.

     Hover-Davis manufactures component feeders, direct die feeders, and label feeders that are used on high-speed component placement machines as part of automated circuit board assembly lines. Headquartered in Rochester, New York, Hover-Davis sells certain products directly to assembly equipment manufacturers including Universal Instruments, while other products, fitting different assembly equipment, are being sold to end users. Sales and service is supported by a network of independent manufacturing representatives and distributors.

  Specialty Electronic Components (SEC)

     Vectron International makes high frequency engineered components and subsystems, including frequency generation and control components using quartz crystals and surface acoustic wave (SAW) technologies, microwave synthesizers (multiple frequency generators), and microwave and millimeter wave transceivers. Products are made at multiple locations in the U.S. and Germany for direct sale to the global telecom/ datacom industry, both wired and wireless, as well as to the medical, industrial and aerospace industries.

     K&L Microwave designs and manufactures a wide range of radio frequency and microwave filters including ceramic and dielectric resonator units, duplexers and diplexers, combiners, receiver multicouplers, directional couplers and wireless subassemblies for cellular base stations. K&L sells to numerous military and aerospace customers, in addition to serving the wireless industry. K&L has manufacturing activities in the U.S. and the Dominican Republic, and sells its products worldwide through representatives.

     Novacap is a specialty manufacturer of multi-layer ceramic capacitors and planar arrays for commercial and high voltage, high reliability applications. It makes products in the U.S. and the U.K., at its Syfer subsidiary, and sells through both representatives and distributors worldwide to telecom/datacom equipment, implanted medical products, aerospace and automotive manufacturers.

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

  Marking and Imaging

     Imaje is a major worldwide supplier of industrial marking and coding systems. Its primary product is a Continuous Ink Jet (CIJ) printer, which is used for marking variable information (such as date codes or serial numbers) on consumer products. Markpoint, acquired in 2001, added two new technologies to Imaje's product lineup: Drop on Demand (DOD) printers and thermal printers used for marking on secondary packaging such as cartons. Imaje has also added laser and thermal transfer printers to its broad array of marking and coding solutions. Imaje's markets are very broad and include food, beverage, cosmetics, pharmaceutical, electronics, automotive and other applications where variable marking is required. Products are made in Europe, the U.S. and China, where Imaje engages in both printer assembly and the formulation of ink. Imaje's direct sales/service network has subsidiaries in 29 countries and sells in over 90 countries.

DISCONTINUED OPERATIONS

     In August of 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which was effective for fiscal years beginning after December 15, 2001. SFAS No. 144 establishes accounting and reporting standards for the impairment and disposal of long-lived assets and discontinued operations. The Company elected to early adopt SFAS No. 144 in 2001. The application of this statement results in the classification, and separate financial presentation, of certain entities as discontinued operations, which are not included in continuing operations. The earnings (loss) from discontinued operations include charges to reduce these businesses to estimated fair value less costs to sell. Fair value is determined by using quoted market prices, when available, or other accepted valuation techniques. All interim and full year reporting periods have been restated to reflect the discontinued operations discussed below. Refer to Note 7 to the Consolidated Financial Statements in Item No. 8 of this Form 10-K for additional information.

     The Company's executive management performs periodic reviews at all of its operating companies to assess their growth prospects under its ownership based on many factors including end market conditions, financial viability and their long term strategic plans. Based upon these reviews, management, from time to time, has concluded that some businesses had limited growth prospects under its ownership due to relevant domestic and international market conditions, ongoing financial viability or did not align with management's long-term strategic plans.

     During 2003, the Company discontinued five businesses, three in the Diversified segment and one business in each of the Industries and Resources segments, all of which were classified as held for sale as of December 31, 2003. In aggregate these businesses were not material to the Company's results. The Company expects to dispose of these businesses by the end of 2004.

     During 2002, the Company discontinued seven businesses, four in the Technologies segment and three in the Resources segment. In 2002, two of these businesses, one from both Technologies and Resources were sold for a net after tax loss of $4.5 million. The five remaining businesses were classified as held for sale as of December 31, 2002. In 2003, all five businesses were disposed of or liquidated for a net after tax gain of $4.9 million.

     During 2001, the Company discontinued four businesses in the Diversified segment and one business in each of the Industries and Resources segments. The DovaTech welding equipment business from Industries and the AC Compressor business from Diversified were sold during 2001 for a net gain after tax of $96.6 million. The four remaining businesses were classified as held for sale as of December 31, 2001. In 2002, all four of these businesses were disposed of or liquidated for a net after tax gain of $3.6 million.

     Charges to reduce these discontinued businesses to their estimated fair values have been recorded in earnings (losses) from discontinued operations net of tax. For the years ended December 31, 2003, 2002 and 2001, pre-tax charges were recorded to write-off goodwill of $17.3 million, $31.6 million and $11.6 million, and other long-lived asset impairments and other charges were recorded of $0.2 million, $12.3 million and $7.7 million, respectively.

     Also during 2003, in connection with the completion of a federal income tax audit and commercial resolution of other issues, the Company adjusted certain reserves established in connection with the sales of previously discontinued operations and recorded a gain on the sales of discontinued operations net of tax of $16.6 million, and additional tax benefits of $5.1 million related to losses previously incurred on sales of business. These amounts were offset by charges of $13.6 million, net of tax, to reduce discontinued businesses to their estimated fair value, and a loss on the sale of discontinued operations net of tax of $6.0 million related to contingent liabilities from previously discontinued operations. Total losses from discontinued operations in 2002 and 2001 primarily relate to charges to reduce discontinued businesses to their estimated fair value.

RAW MATERIALS

     Dover's operating companies use a wide variety of raw materials, primarily metals and semi-processed or finished components, which are generally available from a number of sources; as a result, shortages or the loss of any single supplier have not had, and are not likely to have, a material impact on operating profits. During 2002, steel tariffs were imposed on the importation of certain steel products, which had a slight adverse impact on a number of Dover operating companies which use large amounts of steel. These tariffs remained in effect throughout most of 2003 and were repealed late in the year. Steel prices are expected to remain relatively high during 2004 which will have an impact on a number of Dover operating companies.

RESEARCH AND DEVELOPMENT

     Dover's operating companies are encouraged to develop new products as well as to upgrade and improve existing products to satisfy customer needs, expand sales opportunities, maintain or extend competitive advantages, improve product reliability and reduce production costs. During 2003, approximately $158.7 million was spent on research and development, compared with $166.2 million and $168.2 million in 2002 and 2001, respectively.

     For the Technologies companies, efforts in these areas tend to be particularly significant because the rate of product development by their customers is often quite high. In general, the Technologies companies that provide electronic assembly equipment and services can anticipate that the performance capabilities of such equipment are expected to improve significantly over time, with a concurrent expectation of lower operating costs and increasing efficiency. Likewise, Technologies companies developing specialty electronic components for the datacom and telecom commercial markets anticipate a continuing rate of product performance improvement and reduced cost, such that product life cycles generally average less than five years with meaningful sales price reductions over that time period.

     Industries, Resources and Diversified contain many businesses that are also involved in important product improvement initiatives. These businesses also concentrate on working closely with customers on specific applications, expanding product lines and market applications, and continuously improving manufacturing processes. Only a few of these businesses experience the same rate of change in their markets and products that is experienced generally by the Technologies businesses.

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

SEASONALITY

     In general, Dover's operations while not seasonal, tend to have stronger revenues in the second and third quarters. In particular, those companies serving the transportation, construction, waste hauling, petroleum, commercial refrigeration and food service markets tend to be strong during the second and third quarters. Companies serving the major equipment markets, such as power generation, chemical and processing industries, tend to have long lead times geared to seasonal commercial or consumer demands, which tend to delay or accelerate product ordering and delivery to coincide with those market trends.

CUSTOMERS

     Dover's businesses serve thousands of customers, no one of which accounted for more than 10% of the Company's consolidated revenues in 2003. Within each of the four segments, no customer accounted for more than 10% of that segment's sales in 2003.

     In the Technologies segment, the rapid growth in datacom/telecom infrastructure market development during the period 1997-2000, involving both equipment providers and software developers such as Lucent, Motorola, Nortel, Cisco, Siemens, Phillips, and Qualcomm, tended to concentrate the new product development and demand with relatively few customers. At the same time, a number of these customers "outsourced" a significant amount of their manufacturing capability to electronic manufacturing services (EMS) companies such as Jabil, Solectron, Celestica, and Flextronics, which firms are now the direct customers of Technologies companies for a number of different OEM customers. Given the significant downturn in these markets since 2000, and the shift in manufacturing, this has tended to increase the concentration of manufacturing with the EMS's companies, particularly with those located in China. Hence, machine and specialty component demand is concentrated with a smaller number of "customers". The more significant Chinese customers are Foxconn, Asustek, Inventec, Wistron and Arima.

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

BACKLOG

     Backlog generally is not a significant factor in most of Dover's businesses, as most of Dover's products have relatively short order-to-delivery periods. It is more relevant to those businesses in the segments which produce larger and more sophisticated machines or have long-term government contracts, primarily in the Diversified segment as well as the Heil companies from the Industries segment and the CBAT and SEC companies from the Technologies segment. Total Company backlog as of December 31, 2003 and 2002 was $822.9 million and $649.9 million, respectively.

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

     Within the other segments, competition is primarily domestic, although an increasing number of Dover companies see more international competitors and several serve markets which are predominantly international, particularly Belvac, Quartzdyne, RPA Process Technologies, Tipper Tie, Tranter, and Waukesha.

INTERNATIONAL

     For foreign sales, export sales and an allocation of the assets of the Company's continuing operations, see Note 14 to the Consolidated Financial Statements in Item No. 8 of this Form 10-K.

     Although international operations are subject to certain risks, such as price and exchange rate fluctuations and foreign governmental restrictions, Dover intends to increase its expansion into foreign markets including South America, Asia and Eastern Europe.

     The countries where most of Dover's foreign subsidiaries and affiliates are based are France, Germany, the U.K., The Netherlands, Sweden and Switzerland, and with increased emphasis, China.

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

EMPLOYEES

     The Company had approximately 25,700 employees as of December 31, 2003.

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

ITEM 2.  PROPERTIES

     The number, type, location and size of the Company's properties as of December 31, 2003 are shown on the following charts, by segment:

                                                                             SQUARE FOOTAGE
                                          NUMBER AND NATURE OF FACILITIES       (000'S)
                                          --------------------------------   --------------
SEGMENT                                   MFG.   WAREHOUSE   SALES/SERVICE   OWNED   LEASED
-------                                   ----   ---------   -------------   -----   ------
Diversified.............................   51       14             46        3,646   1,155
Industries..............................   46       13             31        3,675     962
Resources...............................   69       15             31        3,316     615
Technologies............................   71       27            174        1,889   1,794

                                                LOCATIONS                LEASED FACILITIES
                                       ---------------------------   -------------------------
                                        NORTH                        EXPIRATION DATES (YEARS)
                                       AMERICAN   EUROPEAN   OTHER     MINIMUM       MAXIMUM
                                       --------   --------   -----   -----------   -----------
Diversified..........................     51         42         7         1            18
Industries...........................     68         15         3         1            11
Resources............................     72         10         8         1             7
Technologies.........................     66         73       118         1            19

     The facilities are generally well maintained and suitable for the operations conducted.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of the Company's security holders in the last quarter of 2003.

EXECUTIVE OFFICERS OF THE REGISTRANT

     All officers are elected annually at the first meeting of the Board of Directors following the annual meeting of stockholders and are subject to removal at any time by the Board of Directors. The executive officers of Dover as of February 26, 2004, and their positions with the Company (and, where relevant, prior business experience) for the past five years are as follows:

NAME                       AGE          POSITIONS HELD AND PRIOR BUSINESS EXPERIENCE
----                       ---          --------------------------------------------
Thomas L. Reece..........  61    Chairman of the Board (since May 1999), Chief Executive
                                 Officer and (until July 2003) President of Dover.
Ronald L. Hoffman........  55    Director; President and Chief Operating Officer of Dover
                                 (since July 2003); President and Chief Executive Officer of
                                 Dover Resources, Inc. (from 2002 to 2003); Executive Vice
                                 President of Dover Resources, Inc. (from 2000 to 2002); and
                                 President of Tulsa Winch, Inc. (through mid-2000).
Robert G. Kuhbach........  56    Vice President, Finance, Chief Financial Officer and
                                 Treasurer (since November 2002); prior thereto for more
                                 than five years Vice President, General Counsel and
                                 Secretary of Dover Corporation.
Raymond T. McKay, Jr. ...  50    Vice President (since February 2004), Controller (since
                                 November 2002); prior thereto Assistant Controller, Dover
                                 Corporation (since June 1998).
John E. Pomeroy..........  62    Vice President of Dover and President of Dover Technologies
                                 International, Inc.
George Pompetzki.........  50    Vice President, Taxation (since May 2003); prior thereto
                                 for more than five years Senior Vice President of Taxes,
                                 Siemens Corporation.
David J. Ropp............  58    Vice President of Dover and President of Dover Resources,
                                 Inc. (since July 2003); prior thereto, Executive Vice
                                 President of Dover Resources, Inc. (since February 2003);
                                 prior thereto, President of OPW Fueling Components (since
                                 February 1998).

NAME                       AGE          POSITIONS HELD AND PRIOR BUSINESS EXPERIENCE
----                       ---          --------------------------------------------
Timothy J. Sandker.......  55    Vice President of Dover and President of Dover Industries,
                                 Inc. (since July 2003); prior thereto, Executive Vice
                                 President, Dover Industries (since April 2000); prior
                                 thereto for more than five years, President, Rotary Lift.
Joseph W. Schmidt........  57    Vice President, General Counsel & Secretary of Dover
                                 Corporation (since January 2003); prior thereto for more
                                 than five years partner in Coudert Brothers LLP (a
                                 multi-national law firm).
Robert A. Tyre...........  59    Vice President -- Corporate Development, Dover Corporation.
Maynard C. Wiff..........  49    Vice President of Information Technology, Dover Corporation
                                 (since February 2002); prior thereto for more than five
                                 years Vice President of Information Technology at Universal
                                 Instruments, a subsidiary of Dover Technologies
                                 International, Inc.
Jerry W. Yochum..........  65    Vice President of Dover and President of Dover Diversified,
                                 Inc.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     The principal market in which the Company's Common Stock is traded is the New York Stock Exchange. Information on the high and low sales prices of such stock, and the frequency and the amount of dividends paid during the last two years is as follows:

       DOVER CORPORATION COMMON STOCK CASH DIVIDENDS AND MARKET PRICES(1)

                                                    2003                          2002
                                         ---------------------------   ---------------------------
                                          MARKET PRICES                 MARKET PRICES
                                         ---------------   DIVIDENDS   ---------------   DIVIDENDS
                                          HIGH     LOW     PER SHARE    HIGH     LOW     PER SHARE
                                         ------   ------   ---------   ------   ------   ---------
First..................................  $31.43   $22.85     $.135     $43.55   $34.05     $.135
Second.................................   34.70    23.77      .135      41.19    32.78      .135
Third..................................   38.79    29.17      .150      35.00    24.40      .135
Fourth.................................   40.45    35.22      .150      32.20    23.54      .135
                                                             -----                         -----
                                                             $ .57                         $ .54
                                                             =====                         =====

---------------

(1) As reported in the Wall Street Journal

     The number of holders of record of the Company's Common Stock as of February 27, 2004, as shown by the records of the Company's transfer agent was approximately 14,000. This figure includes participants in the Company's 401(k) program.

     On November 17, 2003 pursuant to the 1996 Non-Employee Directors' Stock Compensation Plan, the Company issued an aggregate of 8,750 shares of its Common Stock to its seven U.S. resident outside directors (after withholding an aggregate of 3,752 additional shares to satisfy tax obligations), and the Company issued an aggregate of 1,786 shares of its Common Stock to its non-U.S. resident outside director who was not subject to U.S. withholding tax, as compensation for serving as directors of the Company during 2003.

ITEM 6.  SELECTED FINANCIAL DATA

     Dover Corporation financial information for the years 1999 through 2003 is set forth in the following 5-year Consolidated Table.

                               DOVER CORPORATION

             5-YEAR CONSOLIDATED SUMMARY OF SELECTED FINANCIAL DATA

                                2003         2002           2001           2000           1999
                             ----------   ----------     ----------     ----------     ----------
                                           (IN THOUSANDS, EXCEPT PER SHARE FIGURES)
Net sales..................  $4,413,296   $4,053,593     $4,223,245     $4,889,035     $3,955,622
Net earnings from
  continuing operations....     285,216      207,846(1)     178,236(2)     497,483(3)     367,504
Net earnings (losses) per
  common share:
  Basic
     Continuing
       operations..........  $     1.41   $     1.02     $     0.88     $     2.45     $     1.76
     Discontinued
       operations..........        0.04        (0.18)          0.35           0.11           2.68
                             ----------   ----------     ----------     ----------     ----------
     Total net earnings
       before cumulative
       effect of change in
       accounting
       principle...........        1.45         0.85           1.22           2.56           4.44
     Cumulative effect of
       change in accounting
       principle...........          --        (1.45)            --             --             --
                             ----------   ----------     ----------     ----------     ----------
     Net earnings
       (losses)............  $     1.45   $    (0.60)    $     1.22     $     2.56     $     4.44
                             ==========   ==========     ==========     ==========     ==========
  Diluted
     Continuing
       operations..........  $     1.40   $     1.02     $     0.87     $     2.43     $     1.74
     Discontinued
       operations..........        0.04        (0.18)          0.34           0.11           2.67
                             ----------   ----------     ----------     ----------     ----------
     Total net earnings
       before cumulative
       effect of change in
       accounting
       principle...........        1.44         0.84           1.22           2.54           4.41
     Cumulative effect of
       change in accounting
       principle...........          --        (1.44)            --             --             --
                             ----------   ----------     ----------     ----------     ----------
     Net earnings
       (losses)............  $     1.44   $    (0.60)    $     1.22     $     2.54     $     4.41
                             ==========   ==========     ==========     ==========     ==========
Dividends per common
  share....................  $      .57   $      .54     $      .52     $      .48     $      .44
Weighted average number of
  common shares
  outstanding:
  Basic....................     202,576      202,571        202,925        202,971        209,063
  Diluted..................     203,614      203,346        204,013        204,677        210,679
Capital expenditures.......  $   96,400   $   96,417     $  158,773     $  177,823     $  112,140
Depreciation and
  amortization.............  $  151,309   $  156,946     $  207,845     $  178,485     $  158,800
Total assets...............  $4,969,613   $4,278,718     $4,362,041     $4,371,068     $3,647,954
Total debt.................  $1,067,584   $1,054,060     $1,075,170     $1,471,969     $  902,736

---------------

     All results and data in this section reflect continuing operations, which exclude discontinued operations unless otherwise noted.

(1) Includes pre-tax restructuring charges of $28.7 million and inventory charges of $12.0 million.

(2) Includes pre-tax restructuring charges of $17.2 million and inventory charges of $63.8 million.

(3) Includes pre-tax gain on sale of marketable securities of $13.7 million.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SUMMARY

     Sales for 2003 of $4,413.3 million were up $359.7 million or 9% from 2002, primarily driven by increases of $194.8 million at Technologies and $109.8 million at Resources. Technologies' sales were impacted by recovery in the electronics industry. Resources' sales increased due to improved market conditions and the acquisition of Warn Industries. Diversified's sales increased $52.5 million, while Industries' sales were essentially flat. Sales would have increased 4.6% to $4,238.1 million if 2002 foreign currency translation rates were applied to 2003 results. Acquisitions completed during 2003 contributed $67.7 million to sales and gross profit of $18.4 million. Gross profit of $1,520.4 million in 2003 represented a 14% improvement compared to $1,330.9 million in 2002. Gross profit for 2002 included approximately $12.0 million of inventory provisions primarily incurred by Technologies and to a lesser extent Diversified. Gross profit margins of 34.5% for 2003 compared to 32.8% for 2002 and were positively impacted by increased volume levels and the prior year's operational realignment and restructuring.

     Selling and administrative expenses for 2003 were $1,076.7 million or 24% of net sales, compared to $996.2 million or 25% of net sales in 2002. Selling and administrative expenses for 2002 included approximately $28.7 million of restructuring provisions primarily incurred by Technologies and to a lesser extent Industries and Diversified. Operating profit of $443.8 million for 2003 increased $109.0 million compared to the prior year due primarily to the 9% increase in revenues, benefits from the Company's restructuring programs undertaken during 2002 and 2001 and slightly improved global economic conditions. Operating profit margin for 2003 was 10.1% compared to 8.3% for 2002.

     Net interest expense decreased 4% to $62.2 million for 2003, comparable to $64.8 million for 2002. The primary reasons for the decrease in net interest expense was the decrease in long-term debt during the year of approximately $26 million, higher levels of interest bearing cash equivalents, in addition to interest income related to the Company's outstanding interest rate swaps on some of its long-term debt.

     Other net expenses for 2003 were $9.7 million and primarily related to foreign exchange losses of $6.2 million and legal settlements at the Industries and Resources segments. Other expenses of $6.6 million for 2002 primarily related to foreign exchange losses of $6.0 million. The foreign exchange losses in both 2003 and 2002 primarily relate to appreciation of the Euro against the U.S. dollar.

     Dover's effective 2003 tax rate for continuing operations was 23.3%, compared to 2002's rate of 21.1%. The low effective tax rate for both years is largely due to the continuing benefit from tax credit programs such as those for R&D combined with the benefit from U.S. export programs, lower effective foreign tax rates from the utilization of net operating loss carryforwards and the recognition of certain capital loss benefits.

     Net earnings from continuing operations for 2003 were $285.2 million or $1.40 per diluted share compared to $207.8 million or $1.02 per diluted share from continuing operations in 2002. For 2003, net earnings before cumulative effect of change in accounting principle were $292.9 million or $1.44 per diluted share, including $7.7 million or $.04 per diluted share in earnings from discontinued operations, compared to $171.8 million or $.84 per diluted share for 2002, which included $36.1 million or $.18 per diluted share in losses from discontinued operations.

     Discontinued operations earnings for 2003 were $7.7 million compared to losses of $36.1 million in 2002. During 2003, in connection with the completion of a federal income tax audit and commercial resolution of other issues, the Company adjusted certain reserves, established in connection with the sales of previously discontinued operations and recorded a gain on the sales of discontinued operations net of tax of $16.6 million, and additional tax benefits of $5.1 million related to losses previously incurred on sales of business. These amounts were offset by charges of $13.6 million, net of tax, to reduce discontinued businesses to their estimated fair value, and a loss on the sale of discontinued operations net of tax of $6.0 million related to contingent liabilities from previously discontinued operations. Total losses from discontinued operations in 2002 and 2001 primarily relate to charges to reduce discontinued businesses to their estimated fair value. Refer to Note 7 in the Consolidated Financial Statements in Item 8.

     For 2002, the impact of the adoption of the Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets", resulted in a net loss of $121.3 million. The adoption resulted in a goodwill impairment charge of $345.1 million ($293.0 million, net of tax, or $1.44 diluted earnings per share). The adoption of the standard also discontinued the amortization of goodwill effective January 1, 2002.

  DIVERSIFIED

                                                      TWELVE MONTHS ENDED DECEMBER 31,
                                                     ----------------------------------
                                                        2003         2002      % CHANGE
                                                     ----------   ----------   --------
                                                               (IN THOUSANDS)
Net sales..........................................  $1,168,256   $1,115,776      5%
Earnings...........................................     131,867      127,454      3%
Operating margins..................................        11.3%        11.4%
Bookings...........................................   1,161,012    1,082,316      7%
Book-to-Bill.......................................        0.99         0.97
Backlog............................................     334,349      331,234      1%

     Diversified's earnings increased 3% in 2003 on a 5% sales increase, as capital equipment markets remained soft. The earnings increase was achieved mainly through operational improvements, volume and cost reduction efforts. Record segment bookings improved 7% over the prior year. Hill Phoenix, SWEP and Belvac accounted for a large portion of the earnings gain, which was somewhat offset by declines at Waukesha, Performance Motorsports, Graphics Microsystems and Crenlo.

     Hill Phoenix reported its second consecutive record year, setting new highs in sales, earnings and cash flow, again leading Diversified in each of these three categories. Despite its overall market being down, Hill Phoenix benefited from growth at several of its largest customers as well as securing new key accounts. Hill Phoenix has been able to outperform its competition and gain market share in recent years, due largely to industry leading product innovation and strong customer service. The improvement was across all its business units, as Display Cases, Refrigeration Systems, National Cooler and EDP all showed a year-over-year earnings increase. A three point operating margin improvement was achieved, largely the result of leveraging value-added pricing and productivity gains. All growth over the last two years was internal, as there were no acquisitions impacting results. Growth is expected to slow somewhat in 2004, although Hill Phoenix expects to deliver another strong performance as the capital programs of its large customers are expected to remain strong.

     Sargent's earnings were slightly down compared to the prior year, as strong military business and a successful add-on acquisition were offset by the extended commercial aerospace downturn. Record bookings improved 32% over prior year, led by the Marine Division being awarded a large U.S. military order for submarine ship sets. Margins fell in 2003 largely due to an unfavorable sales mix and the decision to invest in several development programs. The Sonic business unit was hurt by continued airline cutbacks and a significant reduction in production at their largest customer. Sargent Aerospace Canada, a manufacturer of airplane components in Montreal, Canada, was acquired in April and produced positive results throughout the year.

     Performance Motorsports' earnings declined for the first time since being acquired by Diversified in 1998, due to several production issues and a weak powersports market. Performance Motorsports struggled throughout the year integrating its December 2002 acquisition of Chambon, where volumes declined and significant losses resulted. Perfect Bore absorbed high production costs and also reported a loss, due to lingering production problems resulting from internalizing a key manufacturing process that had previously been outsourced. Performance Motorsport's two largest business units, Wiseco and JE Pistons, both had steady years and reported sales and earnings slightly ahead of prior year. After four consecutive quarters of unfavorable comparisons to the prior year, Performance Motorsports saw order intake increase in the fourth quarter and earnings improved over the prior year. Despite market softness in 2003, Performance Motorsports maintained its market share and is well positioned to improve as its markets recover.

     SWEP exceeded prior year bookings, sales, and earnings in every quarter in 2003. Though the year started slow, order activity improved in both its heat pump and boiler markets and was very strong in the last nine months of the year. Production capacity was increased with both capital investments and productivity programs to meet the growing demand. Backlog at the end of 2003 was 67% above last year. Earnings were up 60% on a 24% increase in sales, driven by cost reduction, favorable currency rates, and a robust market. Its new central warehouse in Germany was fully consolidated in 2003, which drove down lead times and reduced selling and administrative expenses. Though the price of stainless steel dropped slightly late in the year, potential increases in metal prices may affect near term margins.

     Belvac reported its highest earnings in five years, improving 64% over prior year. As the only independent global supplier of can forming equipment, Belvac's recent success has been in the non-U.S. market, especially Russia and Australia, where can manufacturing and consumer use is growing. A significant portion of its business includes spares and retrofits that improve the productivity of its customer's equipment. Further investment and advancement in its plastic container equipment is beginning to complement its can forming business, and is opening up new opportunities for growth. Belvac began the process of establishing a warehouse, service center and related supply chains in the Czech Republic, and the facility will be fully operational in 2004.

     Waukesha had a strong finish to the year, but still recorded a 15% earnings decline on a 6% drop in revenue. The weak power generation market continued to negatively impact the Bearings division, and costs to close its South Carolina facility further reduced earnings. This was the third time in two years that Bearings down sized its capacity due to the soft market demand. On a positive note, the Magnetics Bearing group had a record year in sales and earnings as project development work is beginning to show a payback. After a slow start to the year, the Hydratight Sweeney division had a solid comeback in the last three quarters on strong Torque and Service business. The Tension business was down for the year, though bookings in its Oil & Gas markets improved in the fourth quarter setting a good foundation for 2004. Central Research Labs' sales and earnings were significantly down as orders for a number of large nuclear waste clean-up projects were delayed into 2004. CRL continues to develop the use of their products with large OEM's in the pharmaceutical markets.

     Tranter PHE set new bookings and sales records in 2003, though earnings dropped below last year by 6%. Marine bookings came back strong especially with shipyards in South Korea. Another solid contributor was the North America ethanol market that is being driven by investments in alternative energy sources. Favorable currency translations due to the weakening of the dollar and higher Eurasian business also increased reported sales. Investments were made in the India operations to add manufacturing and engineering capability to make welded products for the Eurasia market. This facility attained the highest quality approvals for its industry in 2003 -- PED (Pressure Equipment Directive) for Europe and ASME (American Society of Mechanical Engineers) for North America. Significant gains in productivity, reduced lead times and on time delivery in the Swedish manufacturing operations were also achieved. Tranter is well positioned to benefit from what seems to be a pent up demand in many of its markets.

     Mark Andy earnings declined 12% on slightly lower sales, as cost reduction efforts did not offset weaker gross margins. An unfavorable product mix, production start-up problems on a new label press, and higher warranty expenses caused lower earnings in the St. Louis operations. Results improved at year-end with fourth quarter earnings contributing over half of the year's total earnings. The package printing equipment market further weakened in 2003 but began to see some firming late in the year. After a short rebound in label press orders in 2002, bookings declined 13% in 2003. Comco packaging press orders were flat in 2003, although 2003 ended with its best quarterly bookings performance since the acquisition in early 2001. Improvements in sales coverage, upgrades in sales personnel, and worldwide sales organization changes were made to strengthen its position. Both U.S. operations received ISO certification and lean manufacturing initiatives continue to drive improvement.

     Crenlo followed 2002's substantial turnaround with lower earnings despite slightly increased volume. Earnings were down due to an unfavorable sales mix, rising medical, natural gas and wage costs, and costs associated with projects that will generate future revenue. The unfavorable sales mix is attributable to a decline in the specialty enclosure business, which has been negatively impacted by a large customer's restructuring following a merger. The South Carolina facility continued to be hurt by under-leveraged fixed costs and high overtime, resulting in the inability to reach consistent production levels. On a positive note, cost reductions and productivity gains achieved in 2003 have Crenlo well positioned to capitalize on higher volumes. Increased order activity in the fourth quarter by several key customers provides cautious optimism going into 2004, as shipment levels for the first quarter are projected to be higher.

     Graphics Microsystem's (GMI) sales grew 3% over 2002, despite the third consecutive year of a decline in the printing industry. The ColorQuick product set a new sales record and has required a re-alignment of its business resource and processes. GMI has decided to target large growth opportunities and has shifted its business model from only serving small to medium size printers in the aftermarket to a focus on large printers and the high end new press OEM market. 2003 earnings were negatively affected by necessary investments in R&D, price concessions, and technical service to pursue this new business.

     SWF completed a year of transition, reporting breakeven results as several key managers were replaced and plant consolidations were finalized. Facilities in Florida and Washington were consolidated into the California operation, resulting in overhead cost reduction and business simplification going forward. Several large warranty issues were resolved in 2003, and new warranty claims steadily declined throughout the year. Positive strides were made operationally, including the introduction of laser machining capabilities, formally establishing preferred suppliers, restructuring the sales and engineering organizations and the introduction of integrated work groups. The internal improvements achieved in 2003 will allow SWF to be more externally focused in 2004.

  INDUSTRIES

                                                      TWELVE MONTHS ENDED DECEMBER 31,
                                                     ----------------------------------
                                                        2003         2002      % CHANGE
                                                     ----------   ----------   --------
                                                               (IN THOUSANDS)
Net sales..........................................  $1,039,930   $1,034,714       1%
Earnings...........................................     121,200      137,547     (12)%
Operating margins..................................        11.7%        13.3%
Bookings...........................................   1,105,046      995,552      11%
Book-to-Bill.......................................        1.06         0.96
Backlog............................................     201,866      119,881      68%

     Industries earned 12% less on essentially flat sales, reflecting plant closing costs and margin pressure from earlier in the year. Nevertheless, quarterly sales and earnings improved sequentially as the year progressed. Fourth quarter results topped the previous three quarters, reflecting market share increases and improved market conditions across the majority of companies. The biggest contributors to earnings increases were PDQ, with strong new product sales and Tipper Tie which benefited from strong overseas performance, capitalizing on the opening of the Eastern European markets.

     2003 was a challenging year for Heil Environmental. Earnings were down 30% as its market declined over 20%, resulting in the lowest industry volume since 1997. Municipal markets remained weak and pricing pressures continued. Environmental closed down a facility and consolidated their two parts businesses. Performance increased in the second half, as both the third and fourth quarters showed favorable comparisons to prior year, and full year bookings and backlog were up reflecting favorable year over year comparisons. Overseas, Heil was able to leverage a strong UK market while increasing share.

     Rotary Lift's sales were enhanced by the May 2003 acquisition of Blitz, a German lift manufacturer. However, integrating the existing Rotary Lift Italian operations into Blitz negatively impacted earnings. North American sales fell slightly as the industry declined and competitive pressures led to contracting margins. For the full year, Rotary Lift's sales grew 5% and earnings were flat. However, a number of new products were introduced in latter half of the year, resulting in sales growth of over 8% in the second half. Backlog is up over 50%, leading to optimism heading into 2004.

     Industry declines impacted Heil Trailer, as the U.S. tank trailer markets decreased for the fourth consecutive year. Reacting to the contraction, Trailer closed two facilities during the year. Despite continued price competition, Trailer was able to grow share in both the petroleum and dry bulk markets. Business began to pick up later in the year, as fourth quarter revenues were 16% above 2002 levels. Military shipments began in earnest in the fourth quarter, and will account for an additional $20.0 million of sales in 2004, the result of a military contract awarded to Heil in late 2003. Kalyn Siebert, a Heil Trailer subsidiary, benefited from this strong military volume as revenues almost doubled for the year.

     Tipper Tie's European operations achieved record sales driven by strong performance in Eastern Europe. Earnings improved 21% on a sales increase of 9%. Alpina, a 2000 acquisition, surpassed last year's record results as they continue to expand their product line into new geographic regions. The U.S. business continues to be challenged amid a weak capital equipment market and continued pricing pressure. However, the declines witnessed last year have been stemmed and a rebound is expected in 2004.

     Marathon's sales and margins declined three percentage points in 2003 which were primarily the result of pricing pressures driven by market weakness. The waste equipment market was down, adjusting to the overcapacity of production in the industry, ultimately leading to price erosion. As a result, Marathon closed a facility while reducing headcount by over 10%. Strength in their Recycling Systems Group helped stem the tide, and will be a key growth area in 2004.

     Triton, which saw significant improvement in 2002, delivered record revenues in 2003, although earnings were relatively flat because of new product start-up costs. Unit sales were up over 10% in a flat U.S. market, resulting in share gains again in 2003. These gains were attributable to the success of the 9100 product line, which was introduced mid-2002 and focuses on the broadest segment of the cash dispenser market. It now represents more than two thirds of 2003 unit sales volume. Their strong new product focus continued in 2003, as two key products were introduced late in the year. The FT5000 is a through-the-wall model aimed at the financial institution market, while the RL5000 is aimed principally at the retail market. Internationally, both the UK and Canadian markets remained strong, and market share increased in both of these key focus regions. Triton expects to enter additional countries in 2004, as international markets currently account for approximately 35% of unit sales.

     PDQ's record fourth quarter results contributed to solid year-over-year gains. Earnings increased 22% while sales increased 12%. An increase in major oil and gas station business coupled with continued strong investor demand drove the late year surge. Market share continues to increase, although competitors are beginning to have an impact on the low-end market. A major driver in 2002 was the introduction and customer acceptance of several new products, one of which, a higher-end Laser Wash, accounted for over 30% of sales in the fourth quarter.

     Declining tax revenues for most states, counties and municipalities led to a slowdown in DI Foodservice's institutional foodservice equipment market, continuing a trend which began last year. However, both Groen and Randell were able to grow market share during the year. There has been a pickup in chain restaurant sales, as many experienced strong same-store-sales growth in the later half of the year. Institutional markets will continue to struggle, although renovation and replacements have shown some growth in 2003 and are expected to continue into 2004. Consolidation costs experienced in 2003 to bring the Groen, Randell, and Avtec businesses under the DI Foodservice umbrella, will positively impact margins in 2004.

     Kurz-Kasch rebounded from a challenging 2002 as revenues and earnings increased over 10% driven by the successful integration of business/product lines acquired in late 2002. In addition, Kurz Kasch purchased Wabash Magnetics, a manufacturer of actuators and sensors, in December of 2003. This acquisition will allow Kurz-Kasch to expand into the medical and irrigation markets, among others.

     Dovatech's performance benefited from strength in both the Chiller and Laser businesses. A pickup in semiconductor demand drove the Laser business performance while strong sales into the medical market resulted in the Chiller business growing over 18%. Strength in Chief Automotive's computerized measuring products was more than offset by market contraction in the frame-straightening market. Somero partially offset significant market weakness with the successful introduction of the "Copperhead", a walk-behind laser screed, which now accounts for over 60% of unit sales.

  RESOURCES

                                                        TWELVE MONTHS ENDED DECEMBER 31,
                                                        ---------------------------------
                                                          2003        2002      % CHANGE
                                                        ---------   ---------   ---------
                                                                 (IN THOUSANDS)
Net sales.............................................  $982,658    $872,898         13%
Earnings..............................................   136,851     124,380         10%
Operating margins.....................................      13.9%       14.2%
Bookings..............................................   990,057     867,155         14%
Book-to-Bill..........................................      1.01        0.99
Backlog...............................................   104,362      70,876         47%

     Resources' 2003 earnings increased by 10% on a sales increase of 13% due to strong increases from the Energy Products Group, De-Sta-Co Industries and the OPW companies, and the acquisition of Warn Industries. All twelve Resources companies increased bookings versus 2002 and ended the year with slightly higher backlogs overall.

     Warn, which was acquired on October 1, 2003, was a significant driver of Resources' revenue and earnings growth, even after the impact of purchase accounting. Warn is a leader in the recreational winch business, both for all terrain vehicles and four-wheel drive vehicles. In addition, Warn is a leading manufacturer of all wheel drive and four-wheel drive disconnect technology -- providing products that enhance fuel economy and improve performance of these vehicles. The continued flow of new products and the entrance into new markets should drive continued growth in the business.

     The Energy Products Group results include Quartzdyne, which was added to the group in 2003. Overall, the year was extremely positive with an earnings increase of 41% on a sales increase of 15% -- great operating leverage. The core products of Alberta Oil Tool and Norris achieved sales and margin increases, both domestically and globally. Both of these units had record profits. Ferguson-Beauregard and Norriseal had greatly improved earnings on relatively small increases in sales. Quartzdyne was the exception in the group. While continuing to achieve very respectable earnings, Quartzdyne did not benefit from increased activity in the energy sector. However, they did not experience any loss of market share and the company continued to invest in new products to allow expansion of its served markets.

     OPW Fueling Components had a very strong year leveraging earnings 35% on a sales increase of 8%. OPW achieved solid business growth from its "newly certified" products for compliance with the "Enhanced Vapor Recovery" requirements. In addition, the business continued to rationalize capacity in North America, while at the same time opening a new facility in China and expanding its presence in Brazil with the opening of a larger manufacturing facility. Significant benefits were achieved from global sourcing and expansion of a well-disciplined Six Sigma quality initiative. The full integration of the EMCO Electronics acquisition into the OPW Fuel Management business was completed in 2003 and drove an earnings increase in that business unit.

     De-Sta-Co Industries increased earnings 23% on a sales increase of 16%. Continued focus on new product development, internal lean initiatives, and improvements in channel management provided very positive results. The German and French operations achieved significant improvement in earnings. The increased strength in the Industrial Products Group offset weakness in the electronics and U.S. automotive business segments.

     The pump companies, Blackmer and Wilden, experienced a number of challenges, including a legal settlement and costs incurred to restructure product lines, in 2003 that impacted earnings, although both companies made strides to improve their product offering and grow their business on a global basis. Wilden's non-U.S. sales grew 20% and were enhanced by the opening of a manufacturing facility in China, which exceeded first year plan results, and growth in their Argentina operation as that economy began to recover.

Blackmer had its strongest year ever in Europe but experienced costs in the U.S. to rationalize capacity and "right-size" its U.S. operations.

     OPW Fluid Transfer Group had a year of solid improvement across all its business units with earnings increasing 16% on a sales increase of 8%. Improvements in working capital contributed to a higher return on investment. Strong results from Midland and Europe were the drivers to better results. The global footprint for this business was expanded in 2003 with the addition of a facility in Brazil and finalization of a restructuring in Europe.

     C. Lee Cook benefited from right-sizing in 2002, as well as from a number of management led initiatives to reduce product cost, and expand its service presence. The business achieved positive earnings leverage of 15% on a modest sales increase of 4%. As the year 2003 ended, C. Lee Cook experienced improvements across all of its business units -- both OEM related and service related. This increase indicates continued investment in natural gas production and transmission. With demand for natural gas increasing, the Company anticipates strength in the business going forward.

     Texas Hydraulics experienced a challenging year as a result of continued price pressure and reduced schedules from construction equipment customers. During 2003, the business made significant investments in new products and new customer applications/prototypes. As the year of 2003 closed, orders resulting from new products were strong. The business continues to implement lean concepts and selective outsourcing to improve its cost structures.

     Tulsa Winch was able to grow earnings 6% on a sales increase of 9%. There was very little consistency across market segments, with difficult conditions in the large crane and service crane markets being offset by strength in the petroleum, military, and marine segments. Continued efforts to leverage strengths across the group are leading to advanced new product offerings that will be introduced in 2004.

     RPA Process Technologies experienced an extremely difficult year in 2003 with declining revenues and a full year loss resulting from depressed capital spending in the process industry coupled with significant one-time charges to downsize its operations in France.

     Hydro Systems experienced relatively flat sales in its traditional core U.S. business but was still able to achieve a 4% earnings gain on a 5% sales increase, primarily as a result of prior investments in new products and Europe. The European operations more than doubled earnings as a result of some very successful new product launches. Hydro also invested in the start-up of a new facility in Brazil, which began operations during the fourth quarter of 2003 and will provide full year benefits in 2004.

  TECHNOLOGIES

                                                      TWELVE MONTHS ENDED DECEMBER 31,
                                                     ----------------------------------
                                                        2003         2002      % CHANGE
                                                     ----------   ----------   --------
                                                               (IN THOUSANDS)
Net sales..........................................  $1,231,241   $1,036,472         19%
Segment earnings (losses)..........................      84,763      (30,339)        --
Operating margins..................................         6.9%        (2.9)%
Bookings...........................................   1,275,598    1,046,903         22%
Book-to-Bill.......................................        1.04         1.01
Backlog............................................     182,427      127,752         43%

     Technologies sales increased to $1,231.2 million, a 19% increase over 2002. As a result of both the restructuring commenced in the fourth quarter of 2002 and increased revenues, earnings increased to $84.8 million, a $115.1 million improvement from a loss in 2002 of $30.3 million. Included in the loss for 2002 were restructuring, inventory and other charges totaling $35.2 million. The electronics industry is clearly in a recovery mode with even the telecom sector showing signs of increased equipment spending. As electronic manufacturing continues to shift to Asia, almost all of the Technologies companies have improved their Asian infrastructure in sales and marketing and, at the equipment companies, in manufacturing.

     In addition, all of the companies continued their efforts to expand their product offering in the markets and applications they serve. Military, space, avionics, medical, automotive and other industrial applications played a greater role in 2003 than in 2002 in the Technologies businesses.

  CIRCUIT BOARD ASSEMBLY AND TEST (CBAT)

                                                        TWELVE MONTHS ENDED DECEMBER 31,
                                                        ---------------------------------
                                                          2003        2002      % CHANGE
                                                        ---------   ---------   ---------
                                                                 (IN THOUSANDS)
Net sales.............................................  $731,749    $598,646          22%
Segment earnings (losses).............................    43,691     (55,722)         --
Operating margins.....................................       6.0%       (9.3)%
Bookings..............................................   760,923     615,522          24%
Book-to-Bill..........................................      1.04        1.03
Backlog...............................................   107,036      72,166          48%

     Technologies' CBAT businesses reported earnings of $43.7 million for the year versus a loss of $55.7 million in 2002. The 2002 loss included inventory, restructuring and other charges of $25.9 million. Sales increased 22% to $731.8 million while bookings increased 24% to $760.9 million. Much of this growth came from the back-end semiconductor businesses, ECT and Alphasem, whose sales grew from 16% of CBAT sales in 2002 to over 22% in 2003.

     Universal Instruments saw a 17% increase in sales over 2002 and recorded a profit for the first time since 2000. Universal continues to invest in new products which were recently exhibited at the November Productronica show in Germany. Universal will face significant challenges in 2003 transitioning to these new products, and bringing them to full commercialization in the second half of 2004.

     While sales at Everett Charles Technologies increased 18%, profits increased dramatically with double-digit margins, after reporting a loss in 2002. The largest increase in sales occurred in the back-end semiconductor test products. The test handling equipment at MultiTest and the load board and socket products at ECT reported the largest increase in sales and bookings activity. This trend is expected to continue into the beginning of 2004.

     DEK experienced a 26% increase in sales and reported a profit for 2003. The weakening dollar impacted DEK's gross margin as much of its manufacturing remains in the UK, while sales are generally sold in U.S. dollar or U.S. dollar linked currencies. The 2002 acquisition of Acumen has now been integrated and has provided increased levels of non-machine recurring revenues.

     OK International reported a slight increase in sales of 4% which generated positive earnings compared to a loss in 2002. Earnings were slightly positive compared to a loss in prior years. During 2003, OK completely restructured its domestic operations by consolidating the majority of its manufacturing into a single plant in southern California.

     Vitronics Soltec reported a 39% increase in sales and also had a profit versus a loss in 2002. Its new products in selective soldering and its "lead free" solder knowledge leadership helped Vitronics continue to gain market share against its competitors.

     Alphasem reported a 103% increase in sales and positive earnings in 2003, in contrast to a loss in 2002. Alphasem serves the back end semiconductor business with die bonding equipment. Under a new President, Alphasem has restructured the company's management team, its R&D efforts, Asian sales force and logistics, and established a Chinese manufacturing organization. These efforts have had a significant impact on the improved financial results of the Company.

     Hover-Davis, acquired in October of 2002, saw sales increase 14% on a year over year basis. Though financial performance improved over 2002, Hover-Davis reported a small loss in 2003, as markets served have still not fully recovered.

  SPECIALTY ELECTRONIC COMPONENTS (SEC)

                                                        TWELVE MONTHS ENDED DECEMBER 31,
                                                        ---------------------------------
                                                          2003        2002      % CHANGE
                                                        ---------   ---------   ---------
                                                                 (IN THOUSANDS)
Net sales.............................................  $211,575    $205,635           3%
Segment earnings (losses).............................     7,316     (12,070)         --
Operating margins.....................................       3.5%       (5.9)%
Bookings..............................................   221,145     199,255          11%
Book-to-Bill..........................................      1.05        0.97
Backlog...............................................    53,074      42,740          24%

     In Technologies' SEC companies, sales increased 3% over 2002, to $211.6 million. Earnings improved significantly to $7.3 million when compared to a loss of $12.1 million last year. The 2002 loss included inventory, restructuring and other charges of $9.9 million. Substantially all of this earnings growth came in the fourth quarter as the first three quarters were basically flat on a year-to-year comparison. During 2003, the SEC companies made considerable efforts to expand their customer base and industries served. Telecom products were a lesser portion of the overall businesses as military, space, avionics, medical, automotive and other industrial applications grew as a percent of sales. Towards the end of 2003, even telecom customers increased their spending with indications that this trend will continue into 2004.

     Vectron (formerly referred to as Quadrant), the largest of the SEC companies, reported an increase in sales of 5% for the year, but 23% for the fourth quarter alone. Margins improved to 10% in the fourth quarter. Earnings for the year improved by $17.4 million from a loss in 2002. Vectron continues to acquire new customers based on its technology, service and quality.

     K&L Microwave spent most of 2003 refocusing its business on military and industrial markets. As its base station customers consolidated their supply chains, K&L found much of its planned Asian telecom infrastructure business had diminished. Accordingly, K&L has exited all Asian manufacturing, leaving in place a sales and marketing team to respond to appropriate opportunities. This realignment of its business resulted in a loss for K&L for 2003.

     The capacitor companies, Novacap and Dielectric, both reported increased sales, 17% and 4%, respectively. Operating margins increased to 13% and 9%, respectively. Both companies continued their efforts at developing hi-reliability and hi-frequency applications for their customers.

     Dow-Key continued to be profitable on flat sales. Dow-Key serves primarily the military, space and industrial markets, which have not been as volatile as the telecom industry.

  MARKING AND CODING

     Imaje, the French-based industrial marking and coding Company, reported full year sales of $287.9 million, an increase of 24%, and earnings of almost $60 million, an increase of 21%. Imaje had historically relied on its continuous ink-jet small character printer and related ink as its primary products. During the past two years, Imaje, through acquisitions, has acquired "drop on demand" large character printer and thermal printer technologies. During 2003, products related to these new capabilities grew to 21% of equipment sales, from 17% in 2002, while at the same time, ink jet unit sales grew 17% year over year.

     Imaje has a strong global presence. Sales for 2003, as compared to 2002, were enhanced by a 20% strengthening of the Euro against the dollar. However, margins continue to be pressured as the majority of Imaje's product costs are incurred in Euros while significant amounts of revenues are denominated in U.S. dollars. Consequently, Imaje is in the process of expanding its production and delivery platform in both China and North America. These efforts should be accomplished by mid-2004.

CRITICAL ACCOUNTING POLICIES

     The Company's consolidated financial statements and related public financial information are based on the application of generally accepted accounting principles in the United States of America ("GAAP"). GAAP requires the use of estimates, assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue and expense amounts reported. These estimates can also affect supplemental information contained in the external disclosures of the Company including information regarding contingencies, risk and its financial condition. The Company believes its use of estimates and underlying accounting assumptions conform to GAAP and are consistently applied. Valuations based on estimates are reviewed for reasonableness on a consistent basis throughout the Company. Primary areas where the financial information of Dover is subject to the use of estimates, assumptions and the application of judgment include the following:

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

     Allowances for doubtful accounts are estimated at the individual operating companies based on estimates of losses related to customer receivable balances. Estimates are developed by using standard quantitative measures based on historical losses, adjusting for current economic conditions and, in some cases, evaluating specific customer accounts for risk of loss. The establishment of reserves requires the use of judgment and assumptions regarding the potential for losses on receivable balances. Though Dover considers these balances adequate and proper, changes in economic conditions in specific markets in which the Company operates could have a material effect on reserve balances required. In times of rapid market decline, such as affected a number of Technologies' companies in 2001 and 2002, reserve balances needed to be adjusted in response to these unusual circumstances.

     Inventory for the majority of the Company's subsidiaries, including all international subsidiaries and the Technologies segment, are stated at the lower of cost, determined on the first-in, first-out (FIFO) basis, or market. Other domestic inventory is stated at cost, determined on the last-in, first-out
(LIFO) basis, which is less than market value. Under certain market conditions, estimates and judgments regarding the valuation of inventory are employed by the Company to properly value inventory. Technologies companies tend to experience higher levels of inventory value fluctuations, particularly given the relatively high rate of product obsolescence over relatively short periods of time.

     Occasionally, the Company will establish restructuring reserves at an operation. These reserves, for both severance and exit costs, require the use of estimates. Though Dover believes that these estimates accurately reflect the costs of these plans, actual results may be different than the estimated amounts.

     Dover has significant tangible and intangible assets on its balance sheet that include goodwill and other intangibles related to acquisitions. The valuation and classification of these assets and the assignment of useful depreciation and amortization lives involves significant judgments and the use of estimates. The testing of these intangibles under established accounting guidelines (including SFAS No. 142) for impairment also requires significant use of judgment and assumptions, particularly as it relates to the identification of Reporting Units and the determination of fair market value. Dover's assets and reporting units are tested and reviewed for impairment on an annual basis during the fourth quarter or when there is a significant change in circumstances. The Company believes that its use of estimates and assumptions are reasonable and comply with generally accepted accounting principles. Changes in business conditions could potentially require future adjustments to these valuations.

     The valuation of Dover's pension and other post-retirement plans requires the use of assumptions and estimates that are used to develop actuarial valuations of expenses and assets/liabilities. These assumptions include discount rates, investment returns, projected salary increases and benefits, and mortality rates. The actuarial assumptions used in Dover's pension reporting are reviewed annually and compared with external benchmarks to assure that they accurately account for Dover's future pension obligations. Changes in assumptions and future investment returns could potentially have a material impact on Dover's pension expenses and related funding requirements. Dover's expected long-term rate of return on plan assets is reviewed annually based on actual returns and portfolio allocation.

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

     Dover has significant accruals and reserves related to its risk management program. These accruals require the use of estimates and judgment in regards to risk exposure and ultimate liability. The Company estimates losses under these programs using actuarial assumptions, Dover experience, and relevant industry data. Dover considers the current level of accruals and reserves adequate relative to current market conditions and Company experience.

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

     The Company from time to time will discontinue certain operations for various reasons. Estimates are used to adjust if necessary, the assets and liabilities of discontinued operations to their estimated fair value less costs to sell. These estimates include assumptions relating to the proceeds anticipated as a result of the sale. The adjustments to fair market value of these operations provide the basis for the gain or loss when sold. Changes in business conditions or the inability to sell an operation could potentially require future adjustments to these estimates.

LIQUIDITY AND CAPITAL RESOURCES

     Management assesses the Company's liquidity in terms of its ability to generate cash to fund its operating, investing and financing activities. Significant factors affecting liquidity are: cash flows generated from operating activities, capital expenditures, acquisitions, dispositions, dividends, adequacy of commercial paper and available bank lines of credit and the ability to attract long-term capital with satisfactory terms. The Company continues to generate substantial cash from operations and remains in a strong financial position, with enough liquidity available for reinvestment in existing businesses and strategic acquisitions while managing the capital structure on a short and long-term basis.

     The following table is derived from the Consolidated Statements of Cash
Flows:

                                                               TWELVE MONTHS ENDED
                                                                  DECEMBER 31,
                                                              ---------------------
CASH FLOWS FROM CONTINUING OPERATIONS                           2003        2002
-------------------------------------                         ---------   ---------
                                                                 (IN THOUSANDS)
Cash flows provided by operating activities.................  $ 593,666   $ 357,144
Cash flows (used in) investing activities...................   (448,600)   (179,451)
Cash flows (used in) financing activities...................    (98,281)   (140,070)

     Cash flow provided from operating activities during 2003 was $236.5 million higher than 2002. Increases in cash flows from operations were primarily driven by increased net earnings of $77.4 million and tax refunds of $151.5 million.

     Cash used in investing activities for 2003 rose $269.1 million from the prior year, reflecting an increase in acquisition activity from the prior year. The acquisition expenditures for 2003 were $362.1 million compared to $99.7 million in 2002. Acquisitions expenditures during 2003 were primarily related to the purchase of Warn for $326.0 million. The Company expects that 2004 acquisition activity will be consistent with the 2003 level but will depend largely upon the availability and pricing of appropriate acquisition candidates. Capital expenditures were essentially flat at $96.4 million for both 2003 and 2002. Capital expenditures during 2003 and 2002 were funded by internal cash flow. Capital expenditures for 2004 are expected to increase slightly over 2003 levels.

     Cash used in financing activities during 2003 was down $41.8 million compared to 2002. Dividends paid of $115.5 million was the primary use of the cash, offset by a net increase in debt of $13.5 million. Cash used in financing activities during 2002 primarily reflected a net $21.5 million decrease of debt and dividend payments of $109.4 million. During 2003, Dover repaid approximately $26.4 million of long-term debt and had $40.0 million of commercial paper outstanding as of December 31, 2003.

     In addition to measuring its cash flow generation and usage based upon the operating, investing and financing classifications included in the Consolidated Statement of Cash Flow, the Company also measures free cash flow. Management believes that free cash flow is an important measure of operating performance because it provides both management and investors a measurement of cash generated from operations that is available to fund acquisitions and repay debt. Dover's free cash flow for 2003 increased significantly as cash generated from operations improved $236.5 million from 2002. The following table is a reconciliation of free cash flow with cash flows from operating activities:

                                                               TWELVE MONTHS ENDED
                                                                  DECEMBER 31,
                                                              ---------------------
FREE CASH FLOW                                                  2003        2002
--------------                                                ---------   ---------
                                                                 (IN THOUSANDS)
Cash flow provided by operating activities..................  $ 593,666   $ 357,144
Less:
  Capital expenditures......................................    (96,400)    (96,417)
  Dividends to stockholders.................................   (115,504)   (109,436)
                                                              ---------   ---------
Free cash flow..............................................  $ 381,762   $ 151,291
                                                              =========   =========

     The Company's cash and cash equivalents increased 26% during 2003 to $370.4 million at December 31, 2003, compared to $293.8 million at December 31, 2002.

     Working capital (calculated as accounts receivable, plus inventory, less accounts payable) increased from December 31, 2002 by $103.8 million or 10.1% to $1,024.2 million, primarily driven by increases in receivables of $105.7 million to $747.6 million and increases in inventory of $65.8 million to $639.3 million, offset by increases in payables of $67.7 million to $258.9 million. Excluding the impact of acquisitions on working capital of $58.9 million and changes in foreign currency of $60.7 million, working capital decreased by $15.8 million or 2% from December 31, 2002. Increases in receivables were driven by acquisitions of

$33.2 million, increases due to foreign currency fluctuations of $56.2 million and increased sales activity. Inventory balances increases were driven by acquisitions of $38.5 million, increases due to foreign currency fluctuations of $32.1 million and decreases due to operational efforts to reduce inventory on hand. Increases in accounts payable were driven by acquisitions of $12.7 million, foreign currency fluctuations of $27.6 million and a concerted effort by management to better align the payable cycle with the Company's cash receipts cycle.

     Other assets and deferred charges increased $40.6 million to $208.1 million at December 31, 2003. Increases were primarily due to increased pre-paid pension assets resulting from $48.5 million of contributions made during 2003.

     At December 31, 2003, the Company's net property, plant, and equipment amounted to $717.9 million compared with $676.2 million at the end of the preceding year. The increase in net property, plant and equipment reflected acquisitions of $64.0 million, capital expenditures of $96.4 million and increases related to foreign currency fluctuation of $26.5 million, offset by depreciation.

     Goodwill and intangible assets increased $216.8 million and $146.9 million, respectively. Increases were primarily driven by acquisitions which resulted in goodwill of $184.9 million and intangible assets of $149.5 million and fluctuations in foreign currency exchange rates of $68.9 million, offset by amortization.

     The aggregate of current and deferred income tax assets and liabilities increased from $152.0 million at the beginning of the year to $330.8 million at year-end. This resulted primarily from the increase in deferrals related to intangible assets, the federal tax refund of $151.5 million and increase in taxable income during 2003.

     Current accrued expenses increased $66.0 million to $446.8 million at December 31, 2003. Increases during 2003 related to increased accrued compensation and employee benefits of $20.7 million, increased insurance accruals of $19.2 million and increases in other accrued expenses of $26.2 million.

     Retained earnings increased from $3,164.6 million at the beginning of 2003 to $3,342.0 million at December 31, 2003. The $177.4 million increase resulted from 2003 net earnings of $292.9 million, reduced by cash dividends which aggregated $115.5 million. Stockholders' equity increased from $2,394.8 million to $2,742.7 million. The $347.9 million increase resulted mainly from the increase in retained earnings and increased equity adjustments related to foreign currency translation of $157.9 million.

     Dover's consolidated pension benefit obligation increased by $100.9 million in 2003. The increase was due principally to increases in actuarial losses related to decreases in the discount rate. In addition, plan assets increased $76.2 million due to gains on plan investments during the year and contributions of $48.5 million. During 2003, plan amendments created an increase in the benefit obligation of $27.0 million. Due to the decrease in the net funded status of the plans and the amortization of unrecognized losses, it is estimated that pension expense will increase to approximately $16.1 million in 2004. The Company anticipates making discretionary contributions to its pension benefit plans of $15 million to $25 million in 2004.

     The Company utilizes the total debt and net debt to total capitalization calculations to assess its overall financial leverage and believes the calculations are useful to its stakeholders for the same reasons. The total debt level of $1,067.6 million as of December 31, 2003 increased $13.5 million from December 31, 2002 as a result of drawing down approximately $40.0 million of short-term commercial paper, partially offset by repayment of $26.4 million of long-term debt. As of December 31, 2003, net debt of $696.2 million represented 20.2% of total capital, a decrease of 3.9 percentage points from December 31, 2002. During 2003, Dover borrowed $175 million in commercial paper to fund the acquisition of Warn, which was then paid down in the same period with tax refunds of approximately $151.5 million.

     The following table reconciles net debt and net debt to total capitalization:

                                                                TWELVE MONTHS ENDED
                                                                   DECEMBER 31,
                                                              -----------------------
NET DEBT TO TOTAL CAPITALIZATION RATIO                           2003         2002
--------------------------------------                        ----------   ----------
                                                                  (IN THOUSANDS)
Short-term debt and commercial paper........................  $   63,669   $   23,761
Long-term debt..............................................   1,003,915    1,030,299
Less: Cash, equivalents and marketable securities...........     371,397      294,335
                                                              ----------   ----------
Net debt....................................................     696,187      759,725
Add: Stockholders' equity...................................   2,742,671    2,394,834
                                                              ----------   ----------
Total capitalization........................................  $3,438,858   $3,154,559
Net debt to total capitalization............................        20.2%        24.1%

     The Company has access to $600 million of bank credit facilities. The arrangements include a $300 million 364-day Credit Agreement (dated October 2003, which replaced the prior 364-day credit agreement dated October 2002) and a $300 million 3-year credit agreement (dated October 2002). The new 364-day facility bears interest at Libor plus .23% and the 3-year facility bears interest at LIBOR plus .21%. The key financial covenant of these facilities requires the Company to maintain an interest coverage ratio of EBITDA to net interest expense of not less than 3.5 to 1. The Company has been in compliance with the covenant and the ratio was 9.4 to 1 as of December 31, 2003 and 7.8 to 1 as of December 31, 2002. These credit facilities were unused during 2003 and 2002. The Company intends to replace both the $300 million 3-year and 364-day facilities on or before their expiration dates of October 2005 and 2004, respectively. The Company established a Canadian Credit Facility in November of 2002. Under the terms of this Credit Agreement, the Company has a Canadian (CAD) $30 million bank credit availability and has the option to borrow in either Canadian Dollars or U.S. Dollars. At December 31, 2003 and 2002, the outstanding borrowings under this facility were approximately $16 million in U.S. dollars. The covenants and interest rates under this facility match those of the primary $600 million Revolving Credit Facilities. The Canadian Credit Facility was renewed for an additional year prior to its expiration date of November 25, 2003 and now expires on November 25, 2004. The Company intends to replace the Canadian Credit Facility on or before its expiration date. The primary purpose of these agreements is to act as an alternative for short-term financing in the event of a disruption in the commercial paper market which the Company normally accesses for its short-term borrowing needs.

     The Company may, from time to time, enter into interest rate swap agreements to manage its exposure to interest rate changes. Interest rate swaps are agreements to exchange fixed and variable rate payments based on the notional principal amounts. As of December 31, 2003, the Company has three interest rate swap agreements terminating on June 1, 2008 with a total notional amount of $150 million to exchange fixed rate interest for variable. All three swaps were designated as fair value hedges of the $150 million 6.25% Notes, due June 1, 2008, and the interest payments or receipts from these agreements, during 2003, were recorded as adjustments to interest expense. There was no hedge ineffectiveness as of December 31, 2003 and the aggregate fair value interest rate swaps determined through market quotation of $1.7 million was reported in other assets and long-term debt. Subsequent to December 31, 2003, one interest rate swap with a notional amount of $50.0 million was terminated with no material impact to the Company.

     During 2002, Dover settled two interest rate swaps, which resulted in net gains of $8.4 million. These gains were deferred and are being amortized over the balance of the term of the debt, permanently reducing the effective interest rate of the $250 million Notes, due November 15, 2005 from 6.5% to 5.3%.

     Dover's long-term debt instruments with a book value of $1,003.9 million on December 31, 2003 had a fair value of approximately $1,103.0 million. For the year ending December 31, 2002, the Company's long-term debt instruments approximated their fair value.

     Management is not aware of any potential impairment to the Company's liquidity, and the Company was in compliance with all its long-term debt covenants. It is anticipated that in 2004 any funding requirements above cash generated from operations will be met through the issuance of commercial paper or, depending upon market conditions, through the issuance of long-term debt or some combination of the two.

     The Company's credit ratings are as follows for the years ended December
31:

                                                    2003                     2002
                                           ----------------------   ----------------------
                                           SHORT TERM   LONG TERM   SHORT TERM   LONG TERM
                                           ----------   ---------   ----------   ---------
Moody's..................................   P-1          A1          P-1           A1
Standard & Poor's........................   A-1          A+          A-1           A+
Fitch....................................    F1          A+           F1           A+

     A summary of the Company's long-term debt maturities and rental commitments as of December 31, 2003 is as follows:

                           TOTAL       2004       2005      2006      2007     THEREAFTER
                         ----------   -------   --------   -------   -------   ----------
                                                  (IN THOUSANDS)
Long-term debt.........  $1,007,181   $ 3,266   $250,883   $   925   $   543    $751,564
Rental commitments.....     151,312    34,637     28,394    21,250    17,635      49,396
                         ----------   -------   --------   -------   -------    --------
Total obligations......  $1,158,493   $37,903   $279,277   $22,175   $18,178    $800,960
                         ==========   =======   ========   =======   =======    ========

     The Company believes that existing sources of liquidity are adequate to meet anticipated funding needs at comparable risk-based interest rates for the foreseeable future. Acquisition spending would increase company debt but management anticipates that the debt to capital ratio will remain generally consistent with historical levels. Operating cash flow and access to capital markets are expected to satisfy the Company's various cash flow requirements, including acquisition spending and pension funding as needed.

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

     In November of 2002, the FASB issued FASB Interpretation No. 45 (FIN 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57 and 107 and Rescission of FASB Interpretation No. 34." FIN 45 clarifies the requirements of FASB Statement No. 5, "Accounting for Contingencies", relating to the guarantor's accounting for, and disclosure of, the issuance of certain types of guarantees. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods that end after December 15, 2002 and have been incorporated into the footnotes. The provisions for initial recognition and measurement are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002, irrespective of the guarantor's year-end. FIN 45 requires that upon issuance of a guarantee, the entity must recognize a liability for the fair value of the obligation it assumes under that guarantee. The effect of the adoption of FIN 45 was immaterial to the Company's consolidated results of operations and financial position. The Company has also adopted the disclosure requirements of FIN 45.

     In December of 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure -- an amendment of SFAS 123" which is effective for fiscal years ending after December 15, 2002 regarding certain disclosure requirements which have been incorporated into the footnotes. This Statement amends FASB Statement No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of that Statement to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. Finally, this Statement amends APB Opinion No. 28, "Interim Financial Reporting", to require disclosure about those effects in interim financial information. The effect of the adoption of SFAS No. 148 had no impact to the Company's consolidated results of operations or financial position.

     In January 2003, FASB Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities" was issued. FIN 46 provides guidance on consolidating variable interest entities and applies immediately to variable interests created after January 31, 2003. In December 2003, the Financial Accounting Standards Board revised and superseded FIN 46 with the issuance of FIN 46R in order to address certain implementation issues which will be adopted the first reporting period ending after March 15, 2004. The interpretation requires variable interest entities to be consolidated if the equity investment at risk is not sufficient to permit an entity to finance its activities without support from other parties or the equity investors lack certain specified characteristics. The effect of the adoption of FIN 46 was immaterial to the Company's consolidated results of operations and financial position.

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

     In December 2003, the Securities and Exchange Commission issues Staff Accounting Bulletin No. 104 (SAB 104), Revenue Recognition. SAB 104 supersedes SAB 101, Revenue Recognition in Financial Statements to include the guidance from Emerging Issues Task Force EITF 00-21 "Accounting for Revenue Arrangements with Multiple Deliverables." The adoption of SAB 104 did not have a material effect on the Company's consolidated results of operations or financial position.

     In December 2003, the FASB published a revision to SFAS No. 132 "Employers' Disclosure about Pensions and Other Postretirement Benefits an amendment of FASB Statements No. 87, 88, and 106". SFAS No. 132R requires additional disclosures to those in the original SFAS No. 132 about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. The provisions of SFAS No. 132 remain in effect until the provisions of SFAS No. 132R are adopted. SFAS No. 132R is effective for financial statements with fiscal years ending after December 15, 2003. The adoption of SFAS No. 132R did not have a material impact on the Company's consolidated results of operations or financial position.

2002 COMPARED WITH 2001

  SUMMARY

     Dover had net earnings from continuing operations for 2002 of $207.8 million or $1.02 diluted earnings per share (DEPS) compared to $178.2 million or $.87 DEPS from continuing operations in 2001. Earnings from continuing operations (net of tax) included inventory, restructuring and other charges of $25.3 million or $.12 DEPS in 2002 and $52.6 million or $.26 DEPS in 2001. For 2002, net earnings before changes in accounting principles were $171.8 million or $.84 DEPS, including $36.1 million or $.18 DEPS in losses from discontinued operations, compared to $248.5 million or $1.22 DEPS in 2001 which included $70.3 million or $.34 DEPS in earnings from discontinued operations which was primarily the result of gains from the sale of AC Compressor and DovaTech businesses.

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

     Sales for 2002 were $4,053.6 million compared to $4,223.2 million last year, a decrease of 4%. Gross profit of $1,330.9 million for the year 2002 was down 2% compared to the 2001 amount of $1,353.5 million. This decline was primarily due to the impact on Dover Technologies of the market contraction in demand for its products serving the electronics industry. At the same time, many of the industrial businesses in the other three operating segments were negatively impacted by the slowdown in general economic activity. However, the gross profit margin of 33% for 2002 compared favorably to 32% in 2001. Operating profit of $334.7 million improved 7% compared to $313.9 million in 2001. As a percentage of sales, operating profit in 2002 was 8% compared to 7% in 2001. Comparisons to 2001 benefited from the discontinuation of goodwill amortization in accordance with SFAS 142.

     Segment earnings of $359.0 million improved 1% from $354.9 million in 2001. Diversified's earnings of $127.5 million improved 44% compared to 2001 on a 10% sales increase to $1,115.8 million. In the Industries segment earnings increased 3% to $137.6 million on a 2% sales decline to $1,034.7 million. Resources' earnings declined 2% to $124.4 million on an 8% sales decrease to $872.9 million. In the Technologies segment a loss for 2002 of $30.3 million compared to 2001 earnings of $5.6 million, and reflected a 13% sales decline to $1,036.5 million. For 2002, Diversified had margins of 11%, up two points and Industries produced margins of 13%, which remained unchanged from 2001. Resources' margins improved one percentage point to 14%. Technologies' negative margins of 3% compared to break-even margins in 2001.

     Dover's tax rate for continuing operations was 21.1% for 2002 and 29.5% in 2001. The lower effective tax rate in 2002 was attributable to three factors. First, the Company continued to benefit from tax credit programs such as those for Research and Development and foreign taxes. Second, the Company also continued to benefit from tax incentive programs relating to export sales. Third, the Company implemented a reorganization of various entities which permitted the Company to identify and recognize tax benefits related to adverse market conditions and the Company's adoption of SFAS No. 142.

     Interest expense of $69.9 million for the year ended 2002 was down 23% compared to 2001 primarily due to lower levels of commercial paper borrowings throughout 2002. Interest income declined in 2002 compared to 2001, which included $5.0 million related to a U.S. Federal tax settlement.

     All other net income or expense declined $20.8 million for 2002 compared to the prior year total, which included an insurance recovery of $6.4 million in the Diversified segment. Foreign exchange losses of $6.0 million for 2002 compared to gains of $1.7 million in 2001. 2002 losses were due to unfavorable exchange rate movements primarily involving the Euro.

DIVERSIFIED

     Diversified's earnings increased 44% in 2002 to $127.5 million on a 10% sales increase to $1,115.8 million. Implementation of lean initiatives, operational improvements, and cost reduction efforts helped the earnings increase, as well the absence of $18.1 million in restructuring, inventory, and other charges taken in 2001. The impact of goodwill amortization on earnings for the full year 2001 was $14.4 million. Segment profit margins improved to 11% from 9%. A significant turnaround at Crenlo, strong earnings growth at Hill Phoenix, and PMI gains accounted for a large portion of the earnings improvement, which were somewhat offset by declines at SWF, L&E, Tranter, Mark Andy, Waukesha, and Sargent.

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

     Sargent's 2002 earnings were down consistent with an increase in sales volume. The weakened commercial aircraft market negatively impacted the company's core business, offset somewhat by the Marine Division's record earnings year fueled by an active military market. Margins fell in 2002 due largely to a shift in product mix and lower volume. The Sonic business was depressed by airline losses and a 28% reduction in production at their largest customer.

     Performance Motorsports (PMI) achieved their sixth consecutive record year in sales and earnings. This accomplishment was made in spite of a weak fourth quarter, as their usual pickup in advance of the 2002 racing season did not occur. Also, the last few years of mild winters in the Midwest hurt their seasonal sales of pistons to the snowmobile market. Investments were made in the U.K. in both a European sales office and a new Technology Center to promote and market their products in this key region of the racing world. Successful integration of past acquisitions has positioned Performance Motorsports well in the market, increasing product offerings and strengthening their distribution channels. In late December 2002, PMI acquired Chambon S.A. of St. Etienne, France, a manufacturer of premium crankshafts for the Formula 1 market. The addition of Chambon gives Performance Motorsports the ability to offer a complete rotating assembly to the engine market.

     Tranter ended 2002 with a weak fourth quarter that left earnings and margins below 2001, despite a record sales and bookings year. Tranter is highly dependent on industrial capital spending, which remained weak in 2002. After years of stable margins, 2002 and 2001 have seen significant margin erosion. A soft U.S. and European economy reduced total orders in the marketplace, and led to stronger price competition for the orders that were available. Tranter's three business units, SWEP, Tranter Radiator, and Tranter PHE, were reported as independent operating companies of Diversified in 2002.

     Belvac ended 2002 on a positive trend resulting in their highest annual bookings in five years. As the only independent global supplier of can forming equipment, Belvac's recent success has been in the international market, especially Russia and Eastern Europe, where can manufacturing and consumer demand is growing. A significant part of their business includes spares and retrofits that improve the productivity of their customers' equipment. Belvac is well known for their proprietary technology, which provides them with a strong position in the market. Further investment and advancement in their plastic container equipment is beginning to complement their can forming business, and is opening up new opportunities for growth.

     Waukesha Bearings' earnings decline of 10% was caused by the collapse of the power generation market for large bearing products. Backlog at year-end 2002 was significantly down due to low bookings and cancelled orders throughout the year from key customers. Waukesha's two other divisions, Hydratight Sweeney and Central Research Labs, both had modest sales and earnings increases as their markets, oil/gas and nuclear waste cleanup, remained fairly stable throughout 2002. In response to the bearing market decline, the Bearings division shutdown one small facility in the U.K. and consolidated their large bearing production into one plant in the U.S., resulting in a 25% headcount reduction.

     Mark Andy's printing equipment market continued to be weak for most of 2002 and operational earnings decreased. Sales were higher than 2001 due mainly to having a full year's impact of the March 2001 acquisition of Comco. Improved integration of the Comco product line was a focus in 2002, as a new sales organization was introduced and was successful in gaining orders late in the year. The printing market improved slightly in late 2002, allowing bookings and backlog for label presses in the U.S. to improve in the fourth quarter. After three years of declining sales and earnings, new management and improved processes/products at Van Dam in the Netherlands resulted in increased earnings in 2002. The Graphics Microsystems (GMI) division secured preferred partner status with a large press supplier in 2002, as well having their products selected as the standard platform for the future by two of the world's largest printing companies. The Mark Andy structure changed in 2002 as Graphics Microsystems was reported as a separate Diversified operating company.

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

     SWF had a disappointing 2002 as restructuring costs related to plant consolidations and product rationalization were incurred, in addition to high warranty expense to correct a number of large equipment projects. The weak packaging machinery market continued throughout 2002, and sales for SWF decreased when compared to 2001. Improved project selection and pricing strategies were implemented to focus on their core business where acceptable profit margins could be attained.

     L&E reported a small loss for 2002 on a 12% decline in sales. The largest volume decrease was in the Automotive division where a poor European economy and intense competitive pricing caused negative results. Their focus is on cost control, reduced headcount, and expanded outsourcing of project work to lower cost countries. A new entity was created in China in 2002 to develop opportunities for both outsourcing and new business in this growing market.

INDUSTRIES

     Industries sales declined 2% to $1,034.7 million, as market weakness seen in 2001 continued in 2002. Heil Environmental, Heil Trailer, Chief and PDQ experienced the largest sales declines. Earnings of $137.5 million were 3% above 2001 levels, were impacted by restructuring charges of $3.7 million related to plant closings and the exiting of certain product lines. Segment margins improved slightly to 13%. The impact of goodwill amortization on earnings for the full year in 2001 was $14.6 million.

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

     Heil Trailer's 2002 sales and earnings declined for the third consecutive year. The domestic bulk trailer industry remained slow for the entire year impacted by the slowest petroleum trailer market in the past 7 years. In addition, military sales were negatively impacted by delays in government testing. Trailer once again managed to increase share in both the petroleum and dry bulk trailer markets in the face of intense competitive pressures, driven by over capacity and a slow market. A strong focus on global markets resulted in Trailer's international businesses contributing almost one quarter of their profits in 2002.

     Tipper Tie rebounded somewhat from a weak 2001, driven by a strong performance by their overseas subsidiary. Technopack, along with Alpina, a recent European acquisition, enjoyed a record year with sales of equipment, clips and loops all at record levels. This performance improvement was primarily driven by Eastern European demand. Tipper U.S. had a more difficult year as sales of equipment and clips slipped. Late in 2002, Tipper decided to eliminate a small product line, which negatively impacted profits in 2002.

     Marathon entered 2002 facing a depressed waste management market which continued to slide throughout 2002 and was down 33% over the last two years. However, Marathon was able to grow market share and increase both sales and earnings while maintaining margins at above historical levels. Leveraging its broad product line enabled them to add new customers and gain additional business, even with an industry that saw an increase in internet auctions and severe pricing pressure. This was made possible through Marathon's strong engineering focus, which they have parlayed to develop customer-friendly products to meet the individual needs of waste haulage and chain store accounts.

     Triton improved significantly versus a weak 2001. Although the U.S. market was relatively flat, Triton's share improved behind the successful introduction of their "9100" product, a product focused on the broadest segment of the cash dispenser market. This product contributed more than 50% of unit sales since its mid-year introduction. New products introduced into the other segments of the market also contributed. Triton's results internationally were also positive, lead by strong results in the U.K. Overall margins rebounded to 2000 levels behind increased sales and a reduced cost structure.

     With the vehicle wash equipment market softening significantly, PDQ saw both investors and corporate oil companies reduce their purchases in 2002. Oil company consolidation took its toll on sales, while the investor market was hurt by a difficulty in obtaining financing. As a result, for the first time since they were purchased by Dover in 1998, PDQ had a down year. Sales and earnings saw declines versus a record 2002, although they were flat compared to 2001. However, PDQ was still able to grow share. In addition, new products along with the implementation of "lean manufacturing" initiatives allowed PDQ to hold margins as well.

     The DI Foodservice Companies, which include Groen, Randell and Avtec, finished 2002 with flat sales and earnings. Declining tax receipts in most states and municipalities led to a slowdown in Groen's institutional foodservice equipment market while Randell's markets were impacted by cutbacks in new foodservice chain start-ups. The newly identified DI Foodservice team is assessing various consolidation and synergy prospects. A change in the way they go to market put in place toward the latter part of 2002.

     Kurz-Kasch, which was acquired in 2001, and whose primary products include electromagnetic stators and specialty plastics, saw margins decline (versus record levels in 2001) on relatively flat sales. Increased quality and engineering specifications imposed by customers, along with a weak market, contributed to the margin deterioration.

     Chief had a disappointing year in 2002 as both sales and earnings were down significantly. Softness in the economy coupled with changing insurance industry trends negatively impacted buying decisions. A combination of more cars being "totaled" and customers foregoing repairs to avoid higher insurance premiums has hurt the industry. Recognizing this market shift, Chief underwent a number of strategic changes to better serve its markets going forward. These include consolidating domestic channels of distribution, adding an inside sales support function, streamlining product offerings, and revising current approaches to installation, training, and service. Costs associated with these initiatives had a major impact on 2002 performance.

     Somero's performance suffered from the third year of double-digit market declines with non-residential building down 17% and industrial construction off 45%. As a result, sales of their primary product, large laser screeds, were down significantly. They successfully introduced the "CopperHead" in 2002, a new product that primarily serves the upper deck and smaller floor concrete screeding markets.

     Dovatech, which consists of laser and chiller businesses, experienced difficult market conditions leading to double-digit sales declines.

RESOURCES

     Resources 2002 sales declined 8% primarily driven by declines in the oil and gas production markets served by the Energy Products Group and C. Lee Cook. Capital spending weakened in most markets and distributors reduced inventories. Earnings decreased 2% to $124.4 million. Full year results for 2001 included $7.1 million of inventory, restructuring and other charges. No comparable charges were recorded in 2002. Positive operating leverage (increased margins on flat to down sales) at most companies resulted from cost reduction in operating expense and implementation of lean manufacturing programs. The impact of goodwill amortization on earnings for the full year in 2001 was $10.3 million. Operating margins were 14%, up from 13% in 2001.

     The market for the Energy Products Group was weak during 2002. Sales were down approximately 19% and earnings were off over 30%. Commodity prices remained high but drilling activity was down significantly as capital spending by oil companies was reduced. The core products of Norris and Alberta Oil Tool (AOT) saw a decline in international sucker rod sales but AOT drive rod sales remained strong. Continued penetration in the sucker rod guide and premium coupling markets should enhance future results as oilfield activity levels increase. Ferguson Beauregard's plunger lift and automation products were off from the prior year. Norriseal's 2002 sales and earnings were also below 2001 with an unfavorable product mix. Quartzdyne had record sales in 2002, as they gained new customers and increased their applications into the measurement while drilling market. Investments were made to vertically integrate their manufacturing processes.

     OPW Fueling Components maintained sales in 2002 equal to prior year, primarily as a result of two product line acquisitions made early in the year. Overall, earnings were below 2001 levels even though overhead structures were reduced. Sales and earnings increases were achieved in every market outside the U.S. with extremely strong growth in Latin America and Asia Pacific. These increases were not enough to offset the declines caused by reduction in new service station construction in the U.S. markets. Industry consolidation at manufacturers, customers, and distributors accelerated in 2002. The consolidations at major oil companies and financial failure at several major convenience store chains provided an opportunity for customers to buy stations at reduced prices versus building new stations. Brevetti-Nettuno, an Italian manufacturer of LPG nozzles, was acquired to broaden product offerings for alternative fuels. The acquisition of the Emco Electronics product line by Petro Vend has moved OPW into a much stronger market position in electronic tank gauging. These units were fully integrated in 2002 and now position Petro Vend to be a much stronger global player in this expanding market.

     De-Sta-Co Industries leveraged 9% earnings growth on flat sales due to full year results of on-going cost reduction initiatives. The automation products demand grew in support of new vehicle model introductions in the automotive market. Industrial market clamps sales were slowly improving as customers implemented new tooling programs to reduce set-up costs. Electronic market sales remained severely depressed. De-Sta-Co Industries expanded their Asian operations and have cost effective facilities operating on all major continents.

     The industrial pump companies (Blackmer and Wilden) recorded a 3% sales increase and a 19% earnings increase driven by a favorable product mix, innovative new products and operational improvements resulting from lean manufacturing initiatives. Blackmer gains were driven by increased sales at government accounts, System One sales, and improved performance in Europe. Blackmer continues to implement lean manufacturing initiatives and consolidated its Oklahoma City compressor operations into its System One facility in Massachusetts. Wilden Pump benefited from improved sales of its new food line and plastic bolted series pumps. Wilden domestic sales were flat but international sales to the Far East were up significantly. During 2002, Wilden began to establish a wholly owned foreign entity in China to strengthen their presence in that region.

     OPW Fluid Transfer Group improved earnings on reduced sales in 2002 as cost reduction initiatives implemented in 2001 produced positive results and improved margins. The depressed bulk cargo tank and railcar markets hampered U.S. growth but European sales set a new record. Although chemical processing markets were down, renewed emphasis was placed on new products to existing customers.

     C. Lee Cook sales and earnings were off significantly as demand from gas compressor OEM's and aftermarket requirements slowed. Service work on existing field products maintained levels similar with 2001. A new service center for the West Coast was opened and manufacturing expansions were completed that will support future growth. The Manley valve business had operating results equal to 2001 on slightly reduced sales volume. The longer-term outlook for Cook products continued to be very favorable as gas production and processing activity increased.

     The Tulsa Winch Group was challenged in 2002 by significant declines in construction equipment markets, aerial lift markets, and a slow petroleum market. Strong cost reduction efforts maintained solid operating margins and positioned the company to benefit as market conditions improved. The military winch business remained strong and was driven by long-term contracts. The crane overload protection products are targeting new applications in the higher volume, smaller capacity mobile crane market.

     RPA Process Technologies (RPA) experienced significant delays in capital spending from its customer base in 2002. Sales and earnings were both off significantly with its European unit only contributing with major project shipments in the fourth quarter. RPA implemented significant process improvements during the year.

     Hydro Systems posted record earnings on slightly reduced sales led by improved earnings at Nova Controls and continued expansion in European markets. The industrial cleaning market served by Hydro was slightly depressed in 2002 due to slower hotel and restaurant business.

     De-Sta-Co Manufacturing had flat sales and earnings with continued pricing pressure from their automotive customer base. Sales slowed during the fourth quarter in their automotive market as well as in their Hydro Cam tool and die business. De-Sta-Co Manufacturing continued to work on new product initiatives to broaden its exposure to new markets.

     Duncan Industries had flat sales and earnings increases, and positioned itself for an upturn by reducing costs internally and through improvement in quality and cost reduction initiatives with outside suppliers.

     Wittemann was sold in the first quarter of 2002 at a very modest loss.

TECHNOLOGIES

     Technologies sales decreased 13% from 2001 levels to $1,036.5 million. As a result, Technologies reported a loss of $30.3 million as compared to earnings of $5.6 million for 2001. The impact of goodwill amortization on earnings for the full year 2001 was $12.1 million. Included in the losses for 2002 and 2001 were $35.2 million and $43.3 million of charges, respectively, for restructuring, inventory reserves and other charges. The strengthening of, and the increased focus on, the medical, automotive and military markets were not enough to offset the continued major softness in the computer and industrial electronics market segments. Although, it appeared that a recovery was beginning to take place in the spring of 2002, it became clear that this was not sustainable for the remainder of 2002. Accordingly, the companies serving the communications, computer and industrial electronics industries began to resize their companies for profitability at the sales levels they were experiencing during the second half of the year. By the end of the first quarter 2002, the Circuit Board Assembly and Test (CBAT) businesses and the Specialty Electronics Components
(SEC) businesses reduced their workforces by 15% and 13%, respectively, from the beginning of 2002. In addition, where warranted, the companies reduced their capacity needs to adapt to the current market opportunities.

     The most significant change at substantially all of the CBAT and SEC companies was the geographic shift in their markets. The year marked the continued shift to Asia (with an emphasis on China) for Electronic Manufacturing Services (EMS) companies, and China was the strongest of the telecommunications equipment markets. By the end of 2002, substantially all of the CBAT companies were manufacturing in China either at their own facility or through subcontractors. Where the strengths of the markets warrant, the SEC companies will have Asian based sales offices and in certain cases manufacturing facilities. While the American markets reflected stronger automotive, medical and military opportunities, the Asian, and in particular China, markets offered the best opportunity for telecommunication equipment and electronic assembly growth in the near term.

  CBAT

     Technologies CBAT businesses recorded a loss of $55.7 million in the year 2002 which included inventory, restructuring and other charges of $25.9 million compared to a loss of $52.8 million in 2001 which included inventory, restructuring and other charges of $33.3 million. Sales for 2002 were $598.6 million, a decrease of 7% from full year 2001 results.

     Universal Instruments experienced a decline in sales of 15% from 2001, and recorded a slightly smaller loss than in 2001. In the third quarter of 2002, Universal undertook an aggressive reorganization, including significant reductions in staff, redefining its sales channels by current market opportunities, tailoring specific products for high volume automotive manufacturing, and opening a 100,000 square foot plant in China (which commenced operation in February 2002). During 2002, the actions Universal took resulted in its ability to maintain and actually increase its market share. Universal continued to invest in significant product development to address future circuit board and component placement needs.

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

     Alphasem reported a strong gain in sales of 16% despite the overall decline in the semiconductor industry. Alphasem manufactures die-bonding equipment for the back end of the semiconductor industry. Despite its improved sales efforts, Alphasem still reflected a loss in 2002 which was 9% better than the loss in 2001 as Alphasem tried to meet the demands of new product innovation.

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

  SEC

     In Technologies' SEC companies, sales for 2002 were $205.6 million compared to $341.6 million in 2001, a decrease of 40%. SEC reported a loss of $12.1 million in 2002 which included inventory, restructuring and other charges of $9.9 million compared to earnings of $45.6 million in 2001 which included restructuring and other charges of $10.2 million.

     The SEC companies produce highly specialized, often custom designed, high-end components used in a wide variety of electronic devices. During 2002, all of the SEC companies began to shift their focus from predominantly serving the wired and wireless telecommunications industry, to high-reliability medical, space, avionics and military applications. Though there was a greater mix of industries served at the end of 2002, the largest customer base still remained in the telecommunications market. Much of the excess industry inventory built up during 2000 and early 2001 was depleted in 2002. However, the telecom and datacom service providers remained very cautious in their capital equipment spending as their business models were changing and new Federal telecommunications regulations were being developed. Although it is starting to become apparent that the imbedded communications infrastructure systems and equipment are showing the stresses of increased capacity and lack of investment over the past 24 months, it will be necessary for the anticipated Federal regulations to evolve and a rationalization of the business model of these telecom service providers to occur before growth in capital spending will resume. The timing of this impact is unknown.

     Vectron's (formerly referred to as Quadrant) sales decreased significantly resulting in an operating loss for 2002. Vectron, under a new President, began a major restructuring early in the year to consolidate facilities, reorganize the company structure to better address the changes in its customer base and product needs, and to right size its workforce. It also has focused on the Asian market and in growing its high reliability space and military positions.

     K&L Microwave saw a significant decrease in sales but was able to maintain a slight profit. It was hard hit by the telecommunication downturn as it serves the base station deployment customers. K&L has opened a facility in Nanjing, China to provide telecommunication infrastructure products to the growing Chinese and Asian markets. Dow-Key Microwave improved its earnings on relatively flat sales. Dow-Key had a strong military and space program that continued to see funding for product deployment.

     The capacitor companies, Novacap and Dielectric, saw continued decreases in their sales, as they both serve the telecommunications industries. However, their specialty products have avionics, military and medical applications which were showing growth. Novacap and Dielectric reported small losses mostly attributable to write-off of excess equipment.

  MARKING AND CODING

     Imaje, the French-based industrial ink-jet printer and ink manufacturer, had full year 2002 earnings of $49.8 million which were down 7% from 2001 but still generated the highest earnings of any Dover company. Sales were up 11% to $232.2 million from 2001. Imaje continued with the integration of its mid-2001 acquisition of Markpoint, with sales increasing 11%. A new thermal printer line was rolled out to the Imaje marketing channels. In 2002, Imaje had strong global presence selling direct in the majority of its markets while using distributors to expand its reach to over 90 countries. As a result of a tight industrial market place in Europe and the Americas, and the increasing mix of Markpoint products, which utilizes somewhat less consumables in their marking, margins decreased from 26% to 21%. In 2002, Imaje opened its new ink plant and research and development center at its headquarters in Valence, France.

  RESTRUCTURING AND INVENTORY CHARGES

     During 2002 and 2001, the Company's segments and operating companies initiated a variety of restructuring programs. These restructuring programs focused on reducing the overall cost structure primarily through reductions in headcount and through the disposition or closure of certain non-strategic or redundant product lines and manufacturing facilities. Restructuring charges are comprised of employee separation and facility exit costs. Restructuring charges for continuing operations were recorded as selling and administrative expenses. The employee separation programs for continuing operations announced have involved approximately 3,700 employees, all of whom have been terminated as of December 31, 2003. The Company has completed the vast majority of restructuring programs undertaken in 2002 by the end of 2003 and the majority of the 2001 restructuring programs were completed by December 31, 2002. The remaining exit reserves relate to future lease payments for facilities that were closed. These costs will be paid over the remaining term of each lease.

     In 2002, the Company initiated restructuring programs at selected operating companies with ongoing efforts to reduce costs in the continually challenging business environments in which the Company operates. The total restructuring charges related to these programs in 2002 were $28.7 million. The restructuring charges included both employee separation costs of $11.9 million and costs associated with exit activities of $16.8 million. The restructuring in Technologies took place in the CBAT and SEC groups, in response to the significant declines in the end-markets served by these operations. CBAT recorded $6.6 million for employee separation and $11.2 million for exit activities. The majority of the severance and exit costs were incurred at Universal, Everett Charles and DEK. The facility exit costs are comprised of lease terminations and idle equipment impairments. SEC recorded $2.5 million for employee separation and $3.6 million for facility exit activities, a majority of which costs were incurred at Quadrant and Novacap. Industries recorded restructuring charges of $3.7 million, of which $2.1 million was incurred to exit an under-performing product line at Tipper Tie. The remaining $1.6 million was for employee separation and other exit costs. Diversified recorded $1.1 million of restructuring charges to rationalize its SWF business of which $0.8 million was for severance. Due to significant declines in the demand for certain products, special inventory reserves of $12.0 million were established in 2002, primarily in the Technologies segment and to a lesser degree in the Diversified segment.

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

  NON-GAAP DISCLOSURES

     In an effort to provide investors with additional information regarding the Company's results as determined by generally accepted accounting principles
(GAAP), the Company also discloses non-GAAP information which management believes provides useful information to investors. Free cash flow, net debt, capitalization, and revenues and working capital excluding the impact of changes in foreign currency exchange rates are not financial measures under GAAP and should not be considered as a substitute for cash flows from operating activities, debt or equity, sales and working capital as determined in accordance with GAAP and may not be comparable to similarly titled measures reported by other companies. Management believes the net debt to capitalization ratio and free cash flow are important measures of liquidity and operating performance because they provide both management and investors a measurement of cash generated from operations that is available to fund acquisitions and repay debt. Management believes that reporting revenues and working capital at constant currency, which excludes the positive or negative impact of fluctuations in foreign currency exchange rates, provides a meaningful measure of the Company's operational changes, given the global nature of Dover's businesses.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATES

     The Company's exposure to market risk for changes in interest rates relates primarily to the fair value of long-term fixed interest rate debt, commercial paper borrowings and investments in cash equivalents. Generally, the fair market value of fixed-interest rate debt will increase as interest rates fall and decrease as interest rates rise. A 65 basis point increase or decrease in interest rates (10% of the Company's weighted average long-term debt interest rate) would have an immaterial effect on the fair value of the Company's long-term debt. Commercial paper borrowings are at variable interest rates, and have maturities of three months or less. An 11 basis point increase or decrease in the interest rates (10% of the Company's weighted average commercial paper interest rate) on commercial paper borrowings would have an immaterial impact on the Company's pre-tax earnings. All highly liquid investments, including highly liquid debt instruments purchased with an original maturity of three months or less, are considered cash equivalents. The Company places its investments in cash equivalents with high credit quality issuers and limits the amount of exposure to any one issuer. A 10 basis point decrease or increase in interest rates (10% of the Company's weighted average interest rate) would have an immaterial impact on the Company's pre-tax earnings. During 2003, the Company entered into three interest rate swaps as discussed in Note 9 to the Consolidated Financial Statements in Item 8. The Company does not enter into derivative financial or derivative commodity instruments for trading or speculative purposes.

FOREIGN EXCHANGE

     The Company conducts business in various foreign currencies, primarily in Canada, Europe, China and other Asian countries. Therefore, changes in the value of the currencies of these countries affect the Company's financial position and cash flows when translated into U.S. Dollars. The Company has generally accepted the exposure to exchange rate movements relative to its investment in foreign operations. As of December 31, 2003 the Company had not established a formal foreign-currency hedging program but may, from time to time, for a specific exposure, enter into fair value hedges. The Company has mitigated and will continue to mitigate a portion of its currency exposure through operation of decentralized foreign operating companies in which the majority of all costs are local-currency based. A 20% or less change in the value of all foreign currencies would not have a material effect on the Company's financial position and cash flows.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                 INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND
                          FINANCIAL STATEMENT SCHEDULE

PAGE             FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA
----             ------------------------------------------
45      Report of Management.
46      Report of Independent Auditors.
47      Consolidated Statements of Earnings (Losses) for the years ended December 31, 2003, 2002 and 2001.
49      Consolidated Balance Sheets as of December 31, 2003 and
        2002.
50      Consolidated Statements of Stockholders' Equity and
        Comprehensive Earnings (Losses) for the years ended December
        31, 2003, 2002 and 2001.
51      Consolidated Statements of Cash Flows for the years ended
        December 31, 2003, 2002 and 2001.
52-79   Notes to Consolidated Financial Statements.
80      Financial Statement Schedule -- Schedule II, Valuation and
        Qualifying Accounts.

          (ALL OTHER SCHEDULES ARE NOT REQUIRED AND HAVE BEEN OMITTED)

                              REPORT OF MANAGEMENT

     The accompanying consolidated financial statements of Dover Corporation and other financial information included in its Annual Report on Form 10-K for 2003 are the responsibility of the Company's management and have been prepared in conformity with accounting principles generally accepted in the United States of America and, in the judgment of management, present fairly and consistently the Company's financial position and results of operations and cash flows. These statements, by necessity, include amounts that are based on management's estimates and judgments and give due consideration to materiality.

     The accounting systems, financial reporting, disclosure and internal accounting controls of the Company are designed by and are the responsibility of the Company's management. This internal control framework is designed to provide reasonable assurance that, in all material respects, transactions are properly authorized and recorded, the financial records reliably and accurately support the Company's consolidated financial statements and assets are safeguarded against loss from unauthorized use or disposition. An effective internal control system, no matter how well designed, has inherent limitations, including the possibility of the circumvention or overriding of controls and, therefore, can provide only reasonable assurance with respect to financial statement preparation and such safeguarding of assets. Qualified personnel throughout the organization maintain and monitor these internal accounting controls on an ongoing basis.

     The Company's financial management systematically reviews the adequacy and effectiveness of the controls and reports thereon. In particular, the Company has assessed its internal control system at the end of the period covered by the accompanying consolidated financial statements. Based on this assessment, management believes the internal accounting controls in use at that time are likely to provide reasonable assurance that the Company's assets are safeguarded, that transactions are executed in accordance with management's authorizations, and that the financial records are reliable for the purpose of preparing financial statements.

     PricewaterhouseCoopers LLP, independent auditors, are retained by the Audit Committee to audit Dover Corporation's consolidated financial statements. Their accompanying report states that it is based on audits conducted in accordance with auditing standards generally accepted in the United States of America, which include consideration of the Company's internal controls to establish a basis for determining the nature, timing and extent of audit tests to be applied.

     The Audit Committee of the Board of Directors, composed solely of independent directors, meets periodically with management and the Company's independent auditors to review matters relating to the quality of financial reporting and internal accounting control and the nature, extent and results of their audits. The Company's independent auditors have free access to the Audit Committee.

                                                  /s/ THOMAS L. REECE
                                          --------------------------------------
                                                     Thomas L. Reece
                                           Chairman and Chief Executive Officer
                                                    February 27, 2004

                                                 /s/ RONALD L. HOFFMAN
                                          --------------------------------------
                                                    Ronald L. Hoffman
                                          President and Chief Operating Officer
                                                    February 27, 2004

                                                 /s/ ROBERT G. KUHBACH
                                          --------------------------------------
                                                    Robert G. Kuhbach
                                              Vice President, Finance, Chief
                                                    Financial Officer
                                                      and Treasurer
                                                    February 27, 2004

                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Shareholders of Dover Corporation:

     In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Dover Corporation and its subsidiaries at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     As discussed in Note 6 to the consolidated financial statements, in 2002 the Company ceased recording amortization of goodwill as of the beginning of the year and recorded a goodwill impairment charge of $293.0 million, net of tax.

                                            /s/ PRICEWATERHOUSECOOPERS LLP
                                          --------------------------------------
                                                PricewaterhouseCoopers LLP
                                                    New York, New York
                                                    February 11, 2004

                               DOVER CORPORATION

                  CONSOLIDATED STATEMENTS OF EARNINGS (LOSSES)

                                                                FOR THE YEARS ENDED DECEMBER 31,
                                                           ------------------------------------------
                                                               2003           2002           2001
                                                           ------------   ------------   ------------
                                                            (IN THOUSANDS, EXCEPT PER SHARE FIGURES)
Net sales................................................   $4,413,296     $4,053,593     $4,223,245
Cost of sales............................................    2,892,874      2,722,674      2,869,782
                                                            ----------     ----------     ----------
  Gross profit...........................................    1,520,422      1,330,919      1,353,463
Selling and administrative expenses......................    1,076,664        996,209      1,039,581
                                                            ----------     ----------     ----------
  Operating profit.......................................      443,758        334,710        313,882
                                                            ----------     ----------     ----------
Interest expense, net....................................       62,166         64,787         75,218
All other (income) expense, net..........................        9,700          6,554        (14,270)
                                                            ----------     ----------     ----------
  Total..................................................       71,866         71,341         60,948
                                                            ----------     ----------     ----------
Earnings from continuing operations, before taxes on
  income.................................................      371,892        263,369        252,934
  Federal and other taxes on income......................       86,676         55,523         74,698
                                                            ----------     ----------     ----------
Net earnings from continuing operations..................      285,216        207,846        178,236
                                                            ----------     ----------     ----------
Net earnings (losses) from discontinued operations.......        7,711        (36,058)        70,301
                                                            ----------     ----------     ----------
Net earnings before cumulative effect of change in
  accounting principle...................................      292,927        171,788        248,537
Cumulative effect of change in accounting principle, net
  of tax.................................................           --        293,049             --
                                                            ----------     ----------     ----------
Net earnings (losses)....................................   $  292,927     $ (121,261)    $  248,537
                                                            ==========     ==========     ==========
Net earnings (losses) per common share:
  Basic
     Continuing operations...............................   $     1.41     $     1.02     $     0.88
     Discontinued operations.............................         0.04          (0.18)          0.34
                                                            ----------     ----------     ----------
     Total net earnings before cumulative effect of
       change in accounting principle....................         1.45           0.85           1.22
     Cumulative effect of change in accounting
       principle.........................................           --          (1.45)            --
                                                            ----------     ----------     ----------
     Net earnings (losses)...............................   $     1.45     $    (0.60)    $     1.22
                                                            ==========     ==========     ==========
  Diluted
     Continuing operations...............................   $     1.40     $     1.02     $     0.87
     Discontinued operations.............................         0.04          (0.18)          0.34
                                                            ----------     ----------     ----------
     Total net earnings before cumulative effect of
       change in accounting principle....................         1.44           0.84           1.22
     Cumulative effect of change in accounting
       principle.........................................           --          (1.44)            --
                                                            ----------     ----------     ----------
     Net earnings (losses)...............................   $     1.44     $    (0.60)    $     1.22
                                                            ==========     ==========     ==========
Weighted average number of common shares outstanding
  during the period:
  Basic..................................................      202,576        202,571        202,925
  Diluted................................................      203,614        203,346        204,013

                See Notes to Consolidated Financial Statements.

                               DOVER CORPORATION

     The computations of basic and diluted earnings per share from continuing operations for each year were as follows:

                                                                2003       2002       2001
                                                              --------   --------   --------
Numerator:
Net earnings from continuing operations available to common
  stockholders..............................................  $285,216   $207,846   $178,236
                                                              ========   ========   ========
Denominator:
Basic weighted average shares...............................   202,576    202,571    202,925
                                                              --------   --------   --------
Effect of dilutive securities
Employee stock options......................................     1,038        775      1,088
                                                              --------   --------   --------
Denominator:
Diluted weighted average shares.............................   203,614    203,346    204,013
                                                              ========   ========   ========
Basic earnings per share from continuing operations.........  $   1.41   $   1.02   $   0.88
                                                              ========   ========   ========
Diluted earnings per share from continuing operations.......  $   1.40   $   1.02   $   0.87
                                                              ========   ========   ========
Shares excluded from dilutive effect due to exercise price
  exceeding average market price of Dover's common stock....     5,113      5,129      2,793
                                                              --------   --------   --------

                See Notes to Consolidated Financial Statements.

                               DOVER CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                                                                     DECEMBER 31,
                                                              ---------------------------
                                                                  2003           2002
                                                              ------------   ------------
                                                              (IN THOUSANDS, EXCEPT SHARE
                                                                AND PER SHARE FIGURES)
                                         ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................   $  370,379     $  293,824
  Receivables (less allowances of $31,998 in 2003 and
     $30,174 in 2002).......................................      747,567        641,824
  Inventories, net..........................................      639,339        573,540
  Prepaid expenses and other current assets.................       47,808         38,953
  Deferred tax asset........................................       44,547         56,554
                                                               ----------     ----------
     Total current assets...................................    1,849,640      1,604,695
                                                               ----------     ----------
PROPERTY, PLANT AND EQUIPMENT, NET..........................      717,875        676,196
GOODWILL, NET OF AMORTIZATION...............................    1,844,701      1,627,865
INTANGIBLE ASSETS, NET OF AMORTIZATION......................      349,328        202,446
OTHER ASSETS AND DEFERRED CHARGES...........................      208,069        167,516
ASSETS OF DISCONTINUED OPERATIONS...........................      164,139        158,398
                                                               ----------     ----------
TOTAL ASSETS................................................   $5,133,752     $4,437,116
                                                               ==========     ==========
                                       LIABILITIES
CURRENT LIABILITIES:
  Notes payable and current maturities of long-term debt....   $   63,669     $   23,761
  Accounts payable..........................................      258,890        191,142
  Accrued compensation and employee benefits................      151,414        130,691
  Accrued insurance.........................................       69,509         50,354
  Other accrued expenses....................................      225,888        199,729
  Federal and other taxes on income.........................      141,431         72,507
                                                               ----------     ----------
     Total current liabilities..............................      910,801        668,184
                                                               ----------     ----------
LONG-TERM DEBT..............................................    1,003,915      1,030,299
DEFERRED INCOME TAXES.......................................      233,906        136,048
OTHER DEFERRALS (PRINCIPALLY COMPENSATION)..................      168,573        144,294
LIABILITIES OF DISCONTINUED OPERATIONS......................       73,886         63,457
COMMITMENTS AND CONTINGENT LIABILITIES
STOCKHOLDERS' EQUITY
  CAPITAL STOCK:
     Preferred..............................................           --             --
     Common.................................................      238,304        237,680
ADDITIONAL PAID-IN CAPITAL..................................       80,746         65,493
ACCUMULATED OTHER COMPREHENSIVE EARNINGS (LOSSES)...........      119,673        (38,609)
RETAINED EARNINGS...........................................    3,342,020      3,164,596
                                                               ----------     ----------
                                                                3,780,743      3,429,160
  Less common stock in treasury.............................    1,038,072      1,034,326
                                                               ----------     ----------
     Net stockholders' equity...............................    2,742,671      2,394,834
                                                               ----------     ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY..................   $5,133,752     $4,437,116
                                                               ==========     ==========

                See Notes to Consolidated Financial Statements.

                               DOVER CORPORATION

   CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE EARNINGS
                                    (LOSSES)

                                                      ACCUMULATED
                              COMMON                     OTHER
                              STOCK     ADDITIONAL   COMPREHENSIVE                                  TOTAL       COMPREHENSIVE
                              $1 PAR     PAID-IN        INCOME        RETAINED     TREASURY     STOCKHOLDERS'     EARNINGS
                              VALUE      CAPITAL        (LOSS)        EARNINGS       STOCK         EQUITY         (LOSSES)
                             --------   ----------   -------------   ----------   -----------   -------------   -------------
                                                         (IN THOUSANDS, EXCEPT PER SHARE FIGURES)
Balance as of December 31,
  2000.....................  $236,944    $48,552       $(109,283)    $3,252,319   $  (986,661)   $2,441,871
                             ========    =======       =========     ==========   ===========    ==========
Net earnings (losses)......       --          --              --        248,537            --       248,537       $ 248,537
Dividends paid.............       --          --              --       (105,563)           --      (105,563)             --
Common stock issued for
  options exercised........      274       6,016              --             --            --         6,290              --
Stock issued, net of
  cancellations............       85         655              --             --            --           740              --
Stock acquired during the
  year.....................       --          --              --             --       (32,154)      (32,154)             --
Increase from translation
  of foreign financial
  statements...............       --          --         (37,521)            --            --       (37,521)        (37,521)
Unrealized holding gains
  (losses).................       --          --          (2,859)            --            --        (2,859)         (2,859)
                             --------    -------       ---------     ----------   -----------    ----------       ---------
Balance as of December 31,
  2001.....................  $237,303    $55,223       $(149,663)    $3,395,293   $(1,018,815)   $2,519,341       $ 208,157
                             ========    =======       =========     ==========   ===========    ==========       =========
Net earnings (losses)......       --          --              --       (121,261)           --      (121,261)      $(121,261)
Dividends paid.............       --          --              --       (109,436)           --      (109,436)             --
Common stock issued for
  options exercised........      381       8,630              --             --            --         9,011              --
Stock issued, net of
  cancellations............       (4)      1,640              --             --            --         1,636              --
Stock acquired during the
  year.....................       --          --              --             --       (15,511)      (15,511)             --
Increase from translation
  of foreign financial
  statements...............       --          --         111,438             --            --       111,438         111,438
Unrealized holding gains
  (losses).................       --          --            (384)            --            --          (384)           (384)
                             --------    -------       ---------     ----------   -----------    ----------       ---------
Balance as of December 31,
  2002.....................  $237,680    $65,493       $ (38,609)    $3,164,596   $(1,034,326)   $2,394,834       $ (10,207)
                             ========    =======       =========     ==========   ===========    ==========       =========
Net earnings (losses)......       --          --              --        292,927            --       292,927       $ 292,927
Dividends paid.............       --          --              --       (115,503)           --      (115,503)             --
Common stock issued for
  options exercised........      607      13,758              --             --            --        14,365              --
Stock issued, net of
  cancellations............       17       1,495              --             --            --         1,512              --
Stock acquired during the
  year.....................       --          --              --             --        (3,746)       (3,746)             --
Increase from translation
  of foreign financial
  statements...............       --          --         157,885             --            --       157,885         157,885
Unrealized holding gains
  (losses).................       --          --             397             --            --           397             397
                             --------    -------       ---------     ----------   -----------    ----------       ---------
Balance as of December 31,
  2003.....................  $238,304    $80,746       $ 119,673     $3,342,020   $(1,038,072)   $2,742,671       $ 451,209
                             ========    =======       =========     ==========   ===========    ==========       =========

---------------

Preferred Stock, $100 par value per share. 100,000 shares authorized; none issued.

Common Stock, $1 par value per share. 500,000,000 shares authorized; issued 238,304,232 in 2003, and 237,680,338 shares in 2002.

Treasury Stock; 35,391,575 shares in 2003, and 35,277,845 shares in 2002.

Dividends paid per share were $.57 and $.54 and $.52 for 2003, 2002 and 2001, respectively.

Unrealized holding gains (losses), net of taxes of $214, $(207) and $(1,539) in 2003, 2002 and 2001, respectively.
                See Notes to Consolidated Financial Statements.

                               DOVER CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                            FOR THE YEARS ENDED DECEMBER 31,
                                                            ---------------------------------
     INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS         2003        2002        2001
     ------------------------------------------------       ---------   ---------   ---------
                                                                     (IN THOUSANDS)
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
  Net earnings (losses)...................................  $ 292,927   $(121,261)  $ 248,537
                                                            ---------   ---------   ---------
  Adjustments to reconcile net earnings to net cash from
     operating activities:
     Net (earnings) losses from discontinued operations...     (7,711)     36,058     (70,302)
     Cumulative effect of change in accounting principle,
       net of taxes.......................................         --     293,049          --
     Depreciation and amortization........................    151,309     156,946     207,845
     Provision for losses on accounts receivable..........      8,705      12,057      19,429
     Deferred income taxes................................     47,701      21,062       2,891
     Increase (decrease) in deferred compensation.........      8,371       4,399     (35,953)
     Other, net...........................................     20,428      12,367     (13,440)
     Changes in assets and liabilities (excluding effects
       of acquisitions, dispositions and foreign
       exchange):
       Decrease (increase) in accounts receivable.........    (25,060)     30,054     166,430
       Decrease (increase) in inventories.................      4,789      73,129     126,702
       Decrease (increase) in prepaid expenses and other
          assets..........................................        762     (11,860)    (10,687)
       Increase (decrease) in accounts payable............     27,405     (21,680)    (61,327)
       Increase (decrease) in accrued expenses and other
          non-current liabilities.........................     27,749      13,651     (57,505)
       Increase (decrease) in accrued federal and other
          taxes payable...................................     84,771     (96,827)    118,161
       Contributions to defined benefit pension plan......    (48,480)    (44,000)         --
                                                            ---------   ---------   ---------
          Total adjustments...............................    300,739     478,405     392,244
                                                            ---------   ---------   ---------
       NET CASH FROM (USED IN) OPERATING ACTIVITIES OF
          CONTINUING OPERATIONS...........................    593,666     357,144     640,781
                                                            ---------   ---------   ---------
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
  Proceeds from sale of property and equipment............      9,862      16,676      11,430
  Additions to property, plant and equipment..............    (96,400)    (96,417)   (158,773)
  Acquisitions (net of cash and cash equivalents
     acquired)............................................   (362,062)    (99,710)   (273,170)
                                                            ---------   ---------   ---------
     NET CASH FROM (USED IN) INVESTING ACTIVITIES OF
       CONTINUING OPERATIONS..............................   (448,600)   (179,451)   (420,513)
                                                            ---------   ---------   ---------
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
  Increase (decrease) in notes payable....................     38,533     (19,528)   (803,171)
  Reduction of long-term debt.............................    (26,384)     (3,989)     (7,975)
  Proceeds from long-term debt............................      1,375       1,979     400,090
  Purchase of treasury stock..............................     (3,746)    (15,510)    (32,155)
  Proceeds from exercise of stock options.................      7,445       6,414       3,945
  Cash dividend to stockholders...........................   (115,504)   (109,436)   (105,563)
                                                            ---------   ---------   ---------
     NET CASH FROM (USED IN) FINANCING ACTIVITIES OF
       CONTINUING OPERATIONS..............................    (98,281)   (140,070)   (544,829)
                                                            ---------   ---------   ---------
  Effect of exchange rate changes on cash and cash
     equivalents..........................................     33,671      23,521      (8,026)
  Cash from (used in) discontinued operations.............     (3,901)     60,720     327,518
                                                            ---------   ---------   ---------
     NET INCREASE (DECREASE) IN CASH AND CASH
       EQUIVALENTS........................................     76,555     121,864      (5,069)
  Cash and cash equivalents at beginning of year..........    293,824     171,960     177,029
                                                            ---------   ---------   ---------
  CASH AND CASH EQUIVALENTS AT END OF YEAR................  $ 370,379   $ 293,824   $ 171,960
                                                            =========   =========   =========
SUPPLEMENTAL INFORMATION: CASH PAID DURING THE PERIOD FOR:
  Income taxes............................................  $ 100,904   $  89,318   $  82,767
  Interest................................................     68,546      67,554      83,941

                See Notes to Consolidated Financial Statements.

                               DOVER CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The Company is a multinational, diversified manufacturing corporation comprised of 52 stand-alone operating companies which manufacture a broad range of specialized industrial products and sophisticated manufacturing equipment. The Company also provides some engineering and testing services, which are not significant in relation to consolidated revenues. The Company's operating companies are based primarily in the United States of America and Europe. The Company's businesses are divided into four reportable segments. Diversified builds packaging and printing machinery, heat transfer equipment, food refrigeration and display cases, specialized bearings, construction and agricultural cabs, as well as sophisticated products for use in the defense, aerospace and automotive industries. Industries makes products for use in the waste handling, bulk transport, automotive service, commercial food service and packaging, welding, cash dispenser and construction industries. Resources manufactures products primarily for the automotive, fluid handling, petroleum, original equipment manufactures (OEM) engineered components and chemical equipment industries. Technologies builds sophisticated automated assembly and testing equipment and specialized electronic components for the electronics industry, and industrial printers for coding and marking. The accounting policies that affect the more significant elements of the Company's financial statements and that apply to the Company's segment information are described briefly below:

  CONSOLIDATION

     The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation. The results of operations of purchased businesses are included from the dates of acquisitions. Several businesses qualified for discontinued operations treatment in 2003, 2002 and 2001. The assets, liabilities, results of operations and cash flows of all discontinued operations have been segregated and reported as discontinued operations for all periods presented.

  USE OF ESTIMATES

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

  CASH AND CASH EQUIVALENTS

     Cash and cash equivalents includes cash on hand, demand deposits and short term investments which are highly liquid in nature and have original maturities at the time of purchase of three months or less. Cash equivalents were $324.4 million and $236.2 million at December 31, 2003 and 2002, respectively.

  INVENTORIES

     Inventory for the majority of the Company's subsidiaries, including all international subsidiaries and the Technologies segment, are stated at the lower of cost, determined on the first-in, first-out (FIFO) basis, or market. Other domestic inventory is stated at cost, determined on the last-in, first-out
(LIFO) basis, which is less than market value.

                               DOVER CORPORATION

  PROPERTY, PLANT AND EQUIPMENT AND DEPRECIATION

     Property, plant and equipment includes the cost of land, buildings, equipment and significant improvements to existing plant and equipment. Expenditures for maintenance, repairs and minor renewals are expensed as incurred. When property or equipment is sold or otherwise disposed of, the related cost and accumulated depreciation is removed from the respective accounts and the gain or loss realized on disposition is reflected in earnings. Plant and equipment was generally depreciated through December 31, 2003 based upon accelerated methods, utilizing estimated useful property lives. Building lives range from 5 to 50 years; machinery and equipment lives range from 2 to 20 years. Depreciation expense was $133.1 million in 2003, $139.1 million in 2002, and $138.2 million in 2001. The Company has made the determination to change to the straight-line method of depreciation for assets acquired on or after January 1, 2004. Management's decision to change was based on the fact that straight-line depreciation has become a better method of matching revenue and expenses over the estimated useful life of capitalized assets given their characteristics and usage patterns. The Company has determined that the design and durability of these assets increasingly does not diminish to any significant degree over time and it is therefore preferable to recognize the related cost uniformly over their estimated useful lives. The anticipated effect of the change for the twelve months ended December 31, 2004 will be to increase net income by approximately $4.0 million or $0.02 per diluted share. The anticipated effect on any quarterly three-month period ended March 31, June 30, September 30 and December 31 is not projected to be material.

  GOODWILL AND OTHER INTANGIBLE ASSETS

     As of January 1, 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets". In accordance with the guidelines of this accounting principle, goodwill and indefinite-lived intangible assets are no longer amortized and are assessed for impairment on at least an annual basis. Refer to Note 6 for disclosure on the impact of the adoption. The Company has elected to test annually for goodwill impairment in the fourth quarter of the fiscal year. Goodwill of a reporting unit will also be tested for impairment between annual tests if a triggering event occurs, as defined by SFAS No. 142, that could potentially reduce the fair value of the reporting unit below its carrying value. Prior to 2002, the Company amortized goodwill over a period of principally 40 years.

  LONG-LIVED ASSETS

     In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, long-lived assets are reviewed for impairment annually and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If an indicator of impairment exists for any grouping of assets, an estimate of undiscounted future cash flows is produced and compared to its carrying value. If an asset is determined to be impaired, the loss is measured by the excess of the carrying amount of the asset over its fair value as determined by an estimate of discounted future cash flows.

  COMPREHENSIVE EARNINGS (LOSSES)

     Comprehensive earnings (losses) includes net earnings (losses), foreign currency translation and both realized and unrealized holding gains (losses) on marketable securities.

  FOREIGN CURRENCY

     Assets and liabilities of foreign subsidiaries, where the local currency is the functional currency, have been translated at year-end exchange rates and profit and loss accounts have been translated using weighted average yearly exchange rates. Adjustments resulting from translation have been recorded in the equity section of the balance sheet as cumulative translation adjustments. Assets and liabilities of an entity that are denominated in currencies other than an entity's functional currency are remeasured into the functional

                               DOVER CORPORATION
currency using end of period exchange rates. Gains and losses related to these remeasurements are recorded within the Statement of Earnings (Losses) as a component of Other (income) expense, net. Other comprehensive earnings (losses) were increased by $157.9 million and $111.4 in 2003 and 2002, respectively, and decreased by $37.5 million in 2001, as a result of the foreign currency translation adjustments.

  REVENUE RECOGNITION

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

     The following table illustrates the effect on net earnings and basic diluted earnings per share if the Company had recognized compensation expense upon grant of the options, based on the Black-Scholes option pricing model:

                                                            FOR THE YEARS ENDED DECEMBER 31,
                                                       ------------------------------------------
                                                           2003           2002           2001
                                                       ------------   ------------   ------------
                                                        (IN THOUSANDS, EXCEPT PER SHARE FIGURES)
Net earnings from continuing operations, as
  reported...........................................     $285,216       $207,846       $178,236
Deduct:
  Total stock-based employee compensation expense
     determined under fair value based methods for
     all awards, net of related tax effects..........       17,818         15,447         14,945
                                                          --------       --------       --------
Pro forma net earnings...............................     $267,398       $192,399       $163,291
Basic earnings per share from continuing operations:
  As reported........................................     $   1.41       $   1.02       $   0.88
  Pro forma..........................................         1.32           0.95           0.80
Diluted earnings per share from continuing
  operations:
  As reported........................................     $   1.40       $   1.02       $   0.87
  Pro forma..........................................         1.31           0.95           0.80

                               DOVER CORPORATION

     The fair value of each option grant was estimated on the date of grant using a Black-Scholes option-pricing model with the following assumptions:

                                                           FOR THE YEARS ENDED DECEMBER 31,
                                                           --------------------------------
                                                             2003        2002        2001
                                                           --------    --------    --------
Risk-free interest rates.................................     3.87%       5.32%       5.05%
Dividend yield...........................................     1.40%       1.27%       1.18%
Expected life............................................        8           9           9
Volatility...............................................    30.64%      28.10%      28.28%
Weighted average option grant price......................   $24.58      $37.92      $40.95
Weighted average fair value of options granted...........   $ 8.90      $15.29      $16.59

  INCOME TAXES

     The provision for income taxes on continuing operations includes federal, state, local and foreign taxes. Tax credits, primarily for research and experimentation and foreign earnings and export programs are recognized as a reduction of the provision for income taxes on continuing operations in the year in which they are available for tax purposes. Deferred taxes are provided on temporary differences between assets and liabilities for financial reporting and tax purposes as measured by enacted tax rates expected to apply when temporary differences are settled or realized. Future tax benefits are recognized to the extent that realization of those benefits is considered to be more likely than not. A valuation allowance is established for deferred tax assets for which realization is not assured. The Company has not provided for any residual U.S. income taxes on unremitted earnings of foreign subsidiaries as such earnings are intended to be indefinitely reinvested.

  RESEARCH AND DEVELOPMENT COSTS

     Research and development expenditures, including qualifying engineering costs, are expensed when incurred and amounted to $158.7 million in 2003, $166.2 million in 2002 and $168.6 million in 2001.

  RISK RETENTION, INSURANCE

     The Company generally retains the primary, first loss, risk for losses, claims and liabilities related primarily to workers' compensation, health and welfare claims, business interruption resulting from certain events and commercial general, product and automobile liability. The Company accrues for claim exposures which are probable of occurrence and can be reasonably estimated. As part of the Company's risk management program, insurance is maintained to transfer risk beyond the level of self-retention and provides stop loss protection on both an individual claim and annual aggregate basis. The Company self insures its product and general liability claims up to $2.0 million per occurrence and its workers' compensation up to $0.3 million per occurrence and automobile liability claims up to $1.0 million per occurrence. As of January 1, 2004, the Company increased its self-insurance level for its products and general liability claims, up to $3.0 million per occurrence. A third party insurance provider insures claims per occurrence in excess of these amounts up to predetermined limits of $5.0 million for product and general liability, and state imposed statutory limits for workers' compensation and $2.0 million for automobile liability. In addition, the Company has aggregate deductible stop loss insurance from third party insurers on both an aggregate and an individual occurrence well in excess of the limits discussed above. A worldwide program of property insurance covers the Company's owned property and any business interruptions which may occur due to a hazard risk affecting those properties subject to reasonable deductibles and aggregate limits.

  ACCOUNTING FOR DERIVATIVE FINANCIAL INSTRUMENTS

     Effective January 1, 2001, the Company adopted SFAS Statement No. 133 "Accounting for Derivative Instruments and Hedging Activities" and its related amendment SFAS Statement No. 138, "Accounting for

                               DOVER CORPORATION

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

  FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying amount of cash and cash equivalents, trade receivables, accounts payable, notes-payable and accrued expenses approximates fair value due to the short maturity of these instruments.

  NEW ACCOUNTING STANDARDS

     In July 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", which is effective for exit and disposal activities initiated after December 31, 2002. The standard replaces EITF Issue 94-3 and requires companies to recognize costs associated with exit or disposal activities when they are incurred, as defined in SFAS No. 146, rather than at the date of a commitment to an exit or disposal plan. The provisions of SFAS 146 are to be applied prospectively. The effect of the adoption of SFAS No. 146 was immaterial to the Company's consolidated results of operations and financial position.

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

     In December of 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure -- an amendment of SFAS 123" which is effective for fiscal years ending after December 15, 2002 regarding certain disclosure requirements which have been incorporated into the footnotes. This Statement amends FASB Statement No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of that Statement to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. Finally, this Statement amends APB Opinion No. 28, "Interim Financial Reporting", to require disclosure about those effects in interim financial information. The effect of the adoption of SFAS No. 148 had no impact to the Company's consolidated results of operations or financial position.

                               DOVER CORPORATION

     In January 2003, FASB Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities" was issued. FIN 46 provides guidance on consolidating variable interest entities and applies immediately to variable interests created after January 31, 2003. In December 2003, the Financial Accounting Standards Board revised and superseded FIN 46 with the issuance of FIN 46R in order to address certain implementation issues which will be adopted the first reporting period ending after March 15, 2004. The interpretation requires variable interest entities to be consolidated if the equity investment at risk is not sufficient to permit an entity to finance its activities without support from other parties or the equity investors lack certain specified characteristics. The effect of the adoption of FIN 46 was immaterial to the Company's consolidated results of operations and financial position.

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

     In December 2003, the Securities and Exchange Commission issues Staff Accounting Bulletin No. 104 (SAB 104), Revenue Recognition. SAB 104 supersedes SAB 101, Revenue Recognition in Financial Statements to include the guidance from Emerging Issues Task Force EITF 00-21 "Accounting for Revenue Arrangements with Multiple Deliverables." The adoption of SAB 104 did not have a material effect on the Company's consolidated results of operations or financial position.

     In December 2003, the FASB published a revision to SFAS No. 132 "Employers' Disclosure about Pensions and Other Postretirement Benefits an amendment of FASB Statements No. 87, 88, and 106". SFAS No. 132R requires additional disclosures to those in the original SFAS No. 132 about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. The provisions of SFAS No. 132 remain in effect until the provisions of SFAS No. 132R are adopted. SFAS No. 132R is effective for financial statements with fiscal years ending after December 15, 2003. The adoption of SFAS No. 132R did not have a material impact on the Company's consolidated results of operations or financial position.

 RECLASSIFICATIONS

     Certain amounts in prior years have been reclassified to conform to the current year's presentation.

                               DOVER CORPORATION

2.  ACQUISITIONS

     All of the acquisitions listed below for the years ending 2003 and 2002 have been accounted for by the purchase method of accounting. Accordingly, the accounts of the acquired companies, after adjustment to reflect fair market values assigned to assets and liabilities, have been included in the consolidated financial statements from their respective dates of acquisitions. Unless otherwise noted, all acquisitions are wholly owned.

 2003 ACQUISITIONS

                                             ACQUIRED
DATE                        TYPE            COMPANIES             LOCATION (NEAR)          SEGMENT       OPERATING COMPANY
----                        ----            ---------             ---------------          -------       -----------------
20-Mar...............    Asset          Standard Aerospace    Montreal, Canada           Diversified     Sargent
Manufactures aircraft engine rotating parts and airframe structural components.

27-May...............    Stock/Asset    Blitz GmbH            Braunlingen, Germany       Industries      Rotary Lift
Manufactures heavy duty inground lifts, vehicle component removal devices, air compressors, and tire filling products.

1-Aug................    Asset          Temex, S.A.W.         Neuchatel, Switzerland     Technologies    Vectron
Manufactures high frequency surface acoustical wave filters.

1-Oct................    Stock          Warn Industries       Oregon, United States      Resources       Stand-Alone
Manufactures high performance winches for use on light trucks, recreational vehicles and all terrain vehicles (ATV's).
Additionally company manufactures hub locks and patented four wheel and all wheel drive powertrain systems.

2-Dec................    Stock          Wabash                Indiana, United States     Industries      Kurz-Kasch
Manufactures actuators and sensors for industrial markets.

12-Dec...............    Stock          Curt May SA           Buenos Aires, Argentina    Technologies    Imaje
Distributor of Imaje Marking and Coding products in Argentina.

     The aggregate cost of the 2003 acquisitions was approximately $367.5 million of which $184.9 million represents goodwill.

 2002 ACQUISITIONS

                                         ACQUIRED
DATE                      TYPE           COMPANIES          LOCATION (NEAR)         SEGMENT           OPERATING COMPANY
----                      ----           ---------          ---------------         -------           -----------------
2-Jan................  Asset         Impell, Inc.        Georgia, United States   Technologies   OK International
Manufactures air purification equipment and systems for the electronic assembly industry.

11-Jan...............  Stock         Brevetti Nettuno    Bologna, Italy           Resources      OPW Fueling Components
Manufactures LPG (propane) nozzles and accessories.

15-Feb...............  Stock         MultiTest AG        Rosenheim, Germany       Technologies   Everett Charles Technologies
Manufactures semiconductor test handling equipment (purchased remaining 40% minority interest).

25-Mar...............  Asset         Emco Electronics    North Carolina,          Resources      OPW Fueling Components
                                                         United States
Manufactures fuel management and automatic tank gauging systems.

28-Jun...............  Stock/Asset   Acumen Technology   California,              Technologies   DEK
                                                         United States
Manufactures stencils and screens for the assembly of circuit boards.

1-Oct................  Asset         Hover-Davis         New York,                Technologies   Stand-Alone
                                                         United States
Manufactures component feeders, direct die feeders and label feeders used in automated circuit board assemble lines.

30-Dec...............  Stock         Chambon             St. Etienne, France      Diversified    Performance Motorsports
Manufactures high quality crankshafts for the racing industry and special prototype crankshafts for OEMs.

     The aggregate cost of the 2002 acquisitions was approximately $100.8 million of which $43.1 million represents goodwill.

                               DOVER CORPORATION

     The following unaudited pro forma information presents the results of operations of the Company as if the 2003 and 2002 acquisitions had taken place on January 1, 2002.

                                                                FOR THE YEARS ENDED
                                                                   DECEMBER 31,
                                                              -----------------------
                                                                 2003         2002
                                                              ----------   ----------
                                                               (IN THOUSANDS, EXCEPT
                                                                PER SHARE FIGURES)
Net sales from continuing operations:
  As reported...............................................  $4,413,296   $4,053,593
  Pro forma.................................................   4,565,922    4,285,822
Net earnings from continuing operations:
  As reported...............................................  $  285,216   $  207,846
  Pro forma.................................................     302,546      227,033
Basic earnings per share from continuing operations:
  As reported...............................................  $     1.41   $     1.03
  Pro forma.................................................        1.49         1.12
Diluted earnings per share from continuing operations:
  As reported...............................................  $     1.40   $     1.02
  Pro forma.................................................        1.49         1.12

     These pro forma results of operations have been prepared for comparative purposes only and include certain adjustments, such as additional amortization and depreciation expense as a result of intangibles and fixed assets acquired. They do not purport to be indicative of the results of operations which actually would have resulted had the acquisitions occurred on the date indicated, or which may result in the future.

     On October 1, 2003, Dover acquired Warn Industries, Inc. for approximately $326.0 million in cash. Warn, located in Portland, Oregon, is the industry leader in the design, manufacture and marketing of high-performance vehicular winches. Warn, with annual sales in excess of $150 million, is a stand alone operating company within the Resources segment. The acquisition was originally financed with existing cash on hand and commercial paper borrowings. During the fourth quarter, all the commercial paper borrowings associated with the acquisition were repaid. The results of Warn's operations have been included in the consolidated financial statements since the date of acquisition. The purchase price allocation has been prepared on a preliminary basis, and changes are not expected to be material. The Company has obtained a third-party valuation for certain tangible and intangible assets.

                               DOVER CORPORATION

     The following table is a summary of the estimated fair values of the assets acquired and liabilities assumed as of the date of acquisition:

                                                                AS OF
                                                              OCTOBER 1,
                                                                 2003
                                                              ----------
Current assets..............................................   $ 47,014
Property, plant & equipment.................................     39,377
Intangible assets:
  Indefinite-lived trademarks...............................     65,400
  Customer intangibles......................................     42,900
  Distributor relationships.................................     39,500
  Other.....................................................        815
                                                               --------
                                                               $148,615
Goodwill....................................................    180,352
                                                               --------
  Total assets acquired.....................................   $415,358
Total liabilities assumed...................................   $ 89,314
                                                               --------
Net assets acquired.........................................   $326,044
                                                               --------

     Approximately $91.5 million of the goodwill is expected to be deductible for tax purposes.

3.  INVENTORIES

SUMMARY BY COMPONENTS AT DECEMBER 31,                           2003       2002
-------------------------------------                         --------   --------
                                                                (IN THOUSANDS)
Raw materials...............................................  $288,858   $274,173
Work in process.............................................   169,134    170,266
Finished goods..............................................   210,989    159,508
                                                              --------   --------
Total.......................................................   668,981    603,947
Less LIFO reserve...........................................    29,642     30,407
                                                              --------   --------
                                                              $639,339   $573,540
                                                              ========   ========

     At December 31, 2003, domestic inventories determined by the LIFO inventory method amounted to $131.4 million and $122.4 million at December 31, 2002.

4.  PROPERTY, PLANT AND EQUIPMENT

SUMMARY BY COMPONENTS AT DECEMBER 31,                            2003         2002
-------------------------------------                         ----------   ----------
                                                                  (IN THOUSANDS)
Land........................................................  $   53,705   $   47,188
Buildings...................................................     463,603      410,874
Machinery and equipment.....................................   1,393,098    1,255,385
                                                              ----------   ----------
Total.......................................................   1,910,406    1,713,447
Accumulated depreciation....................................   1,192,531    1,037,251
                                                              ----------   ----------
                                                              $  717,875   $  676,196
                                                              ==========   ==========

                               DOVER CORPORATION

5.  OTHER ACCRUED EXPENSES

SUMMARY BY COMPONENTS AT DECEMBER 31,                           2003       2002
-------------------------------------                         --------   --------
                                                                (IN THOUSANDS)
Warranty....................................................  $ 31,693   $ 27,545
Taxes other than income.....................................    26,201     22,397
Unearned revenue............................................    24,302     13,891
Customer deposits, advances and rebates.....................    23,520     22,735
Accrued interest............................................    16,291     16,381
Legal and environmental.....................................    12,377     12,078
Professional fees...........................................    12,269      8,532
Restructuring and exit......................................     3,687     15,361
Other, individually less than 5% of total...................    75,548     60,809
                                                              --------   --------
                                                              $225,888   $199,729
                                                              ========   ========

6.  GOODWILL AND OTHER INTANGIBLE ASSETS

     As of January 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets". In accordance with the guidelines of this accounting principle, goodwill and indefinite-lived intangible assets are no longer amortized but will be assessed for impairment on at least an annual basis. During 2001, the Company amortized goodwill over a period of principally 40 years. As an initial step in the implementation process, the Company identified 41 Reporting Units that would be tested for impairment. In the Industries, Diversified, and Resources market segments the "stand-alone" operating companies were identified as "Reporting Units". These entities qualify as Reporting Units in that they are one level below an operating segment, discrete financial information exists for each entity and the segment executive management group directly reviews these units. Due to the lack of similarities in either products, production processes or markets served, management could not identify any situations where the components in these three operating segments could currently be aggregated into a single Reporting Unit. In the Technologies segment, three Reporting Units were identified, Marking (consisting of one stand-alone operating company), Circuit Board Assembly and Test or "CBAT" and Specialty Electronic Components or "SEC".

     As required under the transitional accounting provisions of SFAS No. 142, the Company completed both steps required to identify and measure goodwill impairment at each of the Reporting Units as of January 1, 2002. The first step involved identifying all Reporting Units with carrying values (including goodwill) in excess of fair value, which was estimated using the present value of future cash flows. The identified Reporting Units from the first step were then measured for impairment by comparing the implied fair value of the Reporting Unit goodwill, determined in the same manner as in a business combination, with the carrying amount of the goodwill. As a result of these procedures, goodwill was reduced by $345.1 million and a net after tax charge of $293.0 million was recognized as a cumulative effect of a change in accounting principle in the first quarter of 2002. Five stand-alone operating companies or Reporting Units accounted for over 90% of the total impairment -- Triton and Somero from the Industries segment, Crenlo and Mark Andy from the Diversified segment, and Wilden from the Resources segment. Various factors impacted the identification and amounts of impairment recognized at the reporting units. These included the current market conditions in terms of size and new product opportunities, current and/or future operating margins and future growth potential relative to expectations when acquired. Of the total goodwill reduction, $148.0 million was from the Diversified segment, $127.5 million was from the Industries Segment and $69.6 million was from the Resources segment. Additionally, the Company completed its reassessment of recognized intangible assets, including trademarks, and adjusted the remaining amortization lives of certain intangibles based on relevant factors.

                               DOVER CORPORATION

     The Company has elected to annually test for goodwill impairment in the fourth quarter of its fiscal year, or when there is a significant change in circumstance. The Company, subsequent to the adoption of SFAS No. 142 has tested the identified reporting units in the fourth quarter of 2003 and 2002, respectively, and has determined that there has been no additional goodwill impairment.

     Provided below is a reconciliation of previously reported financial statement information to pro forma amounts that reflect the elimination of goodwill and indefinite-lived intangible amortization for the comparable period prior to adoption:

                                                                       DECEMBER 31, 2001
                                                              ------------------------------------
                                                                               EARNINGS PER SHARE
                                                                               -------------------
                                                                 EARNINGS       BASIC     DILUTED
                                                              --------------   -------   ---------
                                                              (IN THOUSANDS)
Net Earnings................................................     $248,537       $1.22      $1.22
  Add back: Goodwill amortization, net of tax...............       42,158        0.21       0.21
  Add back: Indefinite-lived intangible amortization, net of
     tax....................................................        1,585        0.01       0.01
                                                                 --------       -----      -----
Pro forma net earnings......................................     $292,280       $1.44      $1.44
                                                                 ========       =====      =====
  Net earnings from discontinued operations.................       70,302        0.35       0.34
Pro forma continuing operations.............................     $221,978       $1.09      $1.10

     The changes in the carrying value of goodwill by market segment through the year ended December 31, 2003 are as follows:

                                       DIVERSIFIED   INDUSTRIES   RESOURCES   TECHNOLOGIES     TOTAL
                                       -----------   ----------   ---------   ------------   ----------
                                                                (IN THOUSANDS)
Balance as of December 31, 2002......   $398,308      $368,930    $322,941      $537,686     $1,627,865
  Goodwill from acquisitions.........         --         2,914     180,352         1,634        184,900
  Other (primarily currency
     translation)....................      4,661         4,780       6,588        15,907         31,936
                                        --------      --------    --------      --------     ----------
Balance as of December 31, 2003......   $402,969      $376,624    $509,881      $555,227     $1,844,701
                                        ========      ========    ========      ========     ==========

                               DOVER CORPORATION

     The following table provides the gross carrying value and accumulated amortization for each major class of intangible assets:

                                       DECEMBER 31, 2003                              DECEMBER 31, 2002
                                 -----------------------------                  -----------------------------
                                 GROSS CARRYING   ACCUMULATED                   GROSS CARRYING   ACCUMULATED
                                     AMOUNT       AMORTIZATION   AVERAGE LIFE       AMOUNT       AMORTIZATION
                                 --------------   ------------   ------------   --------------   ------------
                                        (IN THOUSANDS)                                 (IN THOUSANDS)
Trademarks.....................     $ 22,870        $  9,807          29           $ 21,736        $ 8,322
Patents........................       97,015          54,161          13             89,108         43,912
Customer intangibles...........       61,783           6,284           9             14,275          2,689
Unpatented technologies........       68,141          21,561           9             58,092         11,248
Non-compete agreements.........        8,875           6,483           5             10,345          6,310
Drawings and manuals...........        6,177           2,237           5              5,999          1,704
Distributor relationships......       38,300             383          25                 --             --
Other..........................        6,564           3,844          14              3,022          2,874
                                    --------        --------          --           --------        -------
  Total amortizable intangible
     assets....................     $309,725        $104,760          14           $202,577        $77,059
                                    --------        --------                       --------        -------
  Total indefinite-lived
     trademarks................      144,363              --                         76,928             --
                                    --------        --------                       --------        -------
Total..........................     $454,088        $104,760                       $279,505        $77,059
                                    ========        ========                       ========        =======

     The total intangible amortization expense for the twelve months ended December 31, 2003, 2002 and 2001 was $18.2 million, $17.8 million, and $18.6 million, respectively. The estimated amortization expense, based on current intangible balances, for the next five fiscal years beginning January 1, 2004 is as follows:

                                                              (IN THOUSANDS)
2004........................................................     $18,138
2005........................................................     $16,304
2006........................................................     $14,801
2007........................................................     $13,425
2008........................................................     $11,488

7.  DISCONTINUED OPERATIONS

     In August of 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which was effective for fiscal years beginning after December 15, 2001. SFAS No. 144 establishes accounting and reporting standards for the impairment and disposal of long-lived assets and discontinued operations. The Company elected to early adopt SFAS No. 144 in 2001. The application of this statement results in the classification, and separate financial presentation, of certain entities as discontinued operations, which are not included in continuing operations. The earnings (loss) from discontinued operations include charges to reduce these businesses to estimated fair value less costs to sell. Fair value is determined by using quoted market prices, when available, or other accepted valuation techniques. All interim and full year reporting periods have been restated to reflect the discontinued operations discussed below.

     The Company's executive management performs periodic reviews at all of its operating companies to assess their growth prospects under its ownership based on many factors including end market conditions, financial viability and their long term strategic plans. Based upon these reviews, management, from time to time, has concluded that some businesses had limited growth prospects under its ownership due to relevant

                               DOVER CORPORATION
domestic and international market conditions, ongoing financial viability or did not align with management's long-term strategic plans.

     During 2003, the Company discontinued five businesses, three in the Diversified segment and one business in each of the Industries and Resources segments, all of which were identified as held for sale as of December 31, 2003. In aggregate these businesses were not material to the Company's results. The Company expects to dispose of these businesses by the end of 2004.

     During 2002, the Company discontinued seven businesses, four in the Technologies segment and three in the Resources segment. In 2002, two of these businesses, one from both Technologies and Resources were sold for a net after tax loss of $4.5 million. The five remaining businesses were classified as held for sale as of December 31, 2002. In 2003, all five businesses were disposed of or liquidated for a net after tax gain of $4.9 million.

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

                                                         2003       2002       2001
                                                       --------   --------   --------
                                                               (IN THOUSANDS)
Net sales............................................  $146,108   $197,397   $304,739
Operating earnings (loss)............................     6,949    (10,798)   (17,495)
(Losses) from discontinued operations, net of
  taxes..............................................    (6,776)   (35,217)   (26,292)
Gains (losses) on sale of discontinued operations,
  net of taxes.......................................    14,487       (841)    96,593
                                                       --------   --------   --------
Total net earnings (losses) from discontinued
  operations.........................................  $  7,711   $(36,058)  $ 70,301
                                                       ========   ========   ========

     Charges to reduce these discontinued businesses to their estimated fair values have been recorded in losses from discontinued operations net of tax. For the years ended December 31, 2003, 2002 and 2001, pre-tax charges were recorded to write-off goodwill of $17.3 million, $31.6 million and $11.6 million and other long-lived asset impairments and other charges of $0.2 million, $12.3 million and $7.7 million, respectively.

     Also during 2003, in connection with the completion of a federal income tax audit and commercial resolution of other issues, the Company adjusted certain reserves established in connection with the sales of previously discontinued operations and recorded a gain on the sales of discontinued operations net of tax of $16.6 million, and additional tax benefits of $5.1 million related to losses previously incurred on sales of business. These amounts were offset by charges of $13.6 million, net of tax, to reduce discontinued businesses to their estimated fair value, and a loss on the sale of discontinued operations net of tax of $6.0 million related to contingent liabilities from, previously discontinued operations. Total losses from discontinued operations in 2002 and 2001 primarily relate to charges to reduce discontinued businesses to their estimated fair value.

                               DOVER CORPORATION

     The major classes of discontinued assets and liabilities included in the Consolidated Balance Sheets are as follows:

                                                                2003       2002
                                                              --------   --------
                                                                (IN THOUSANDS)
Assets:
Current assets..............................................  $ 99,589   $ 84,977
Non-current assets..........................................    64,550     73,421
                                                              --------   --------
  Total assets of discontinued operations...................  $164,139   $158,398
                                                              ========   ========
Liabilities:
Current liabilities.........................................  $ 62,706   $ 44,028
Long-term liabilities.......................................    11,180     19,429
                                                              --------   --------
  Total liabilities of discontinued operations..............  $ 73,886   $ 63,457
                                                              ========   ========

8.  RESTRUCTURING AND INVENTORY CHARGES

     During 2002 and 2001, the Company's segments and operating companies initiated a variety of restructuring programs. These restructuring programs focused on reducing the overall cost structure primarily through reductions in headcount and through the disposition or closure of certain non-strategic or redundant product lines and manufacturing facilities. Restructuring charges are comprised of employee separation and facility exit costs. Restructuring charges for continuing operations were recorded as selling and administrative expenses. The employee separation programs for continuing operations announced have involved approximately 3,700 employees, all of whom have been terminated as of December 31, 2003. The Company has completed the vast majority of restructuring programs undertaken in 2002 by the end of 2003 and the majority of the 2001 restructuring programs were completed by December 31, 2002. The remaining exit reserves relate to future lease obligations for facilities that were closed. These costs will be paid over the remaining term of each lease.

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

                               DOVER CORPORATION

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

     The Company recorded pre-tax restructuring charges by business segment for the years ended December 31, as follows:

                                                               2002      2001
                                                              -------   -------
                                                               (IN THOUSANDS)
Diversified.................................................  $ 1,128   $ 5,529
Industries..................................................    3,724     1,960
Resources...................................................       --       337
Technologies................................................   23,886     9,362
                                                              -------   -------
Total.......................................................  $28,738   $17,188
                                                              =======   =======

     A reconciliation of restructuring provisions is as follows:

                                                       SEVERANCE     EXIT      TOTAL
                                                       ---------   --------   --------
                                                               (IN THOUSANDS)
2001 restructuring provision.........................  $ 11,656    $  5,532   $ 17,188
Benefits and exit costs paid/write downs.............    (5,958)       (636)    (6,594)
                                                       --------    --------   --------
Ending balance as of December 31, 2001...............  $  5,698    $  4,896   $ 10,594
2002 restructuring provision.........................    11,955      16,783     28,738
Benefits and exit costs paid/write downs.............   (11,434)    (12,537)   (23,971)
                                                       --------    --------   --------
Ending balance as of December 31, 2002...............  $  6,219    $  9,142   $ 15,361
Benefits and exit costs paid/write downs.............    (6,219)     (5,455)   (11,674)
                                                       --------    --------   --------
Ending balance as of December 31, 2003...............  $     --    $  3,687   $  3,687
                                                       ========    ========   ========

                               DOVER CORPORATION

     Due to significant declines in the demand for certain products, special inventory reserves were established in 2002 and 2001. The following table details the utilization of these reserves by segment through December 31, 2003:

                                            TECHNOLOGIES   DIVERSIFIED   RESOURCES    TOTAL
                                            ------------   -----------   ---------   --------
                                                             (IN THOUSANDS)
2001 Inventory provisions.................    $ 47,202      $ 13,224      $ 3,413    $ 63,839
  Disposed of through December 31, 2001...      (7,151)           --           --      (7,151)
                                              --------      --------      -------    --------
Ending balance as of December $31, 2001...    $ 40,051      $ 13,224      $ 3,413    $ 56,688
                                              --------      --------      -------    --------
2002 Inventory provisions.................      10,847         1,153           --      12,000
  Disposed of through December 31, 2002...     (25,845)      (14,377)      (2,500)    (42,722)
  Sold through December 31, 2002..........      (6,444)           --           --      (6,444)
  Discontinued Operations.................      (2,997)           --         (913)     (3,910)
                                              --------      --------      -------    --------
Ending balance as of December 31, 2002....    $ 15,612      $     --      $    --    $ 15,612
  Disposed of through December 31, 2003...     (14,289)           --           --     (14,289)
  Sold through December 31, 2003..........      (1,323)           --           --      (1,323)
                                              --------      --------      -------    --------
Ending balance as of December 31, 2003....    $     --      $     --      $    --    $     --
                                              ========      ========      =======    ========

     The inventory sold through December 31, 2003 and 2002 has generated pretax profits of approximately $0.05 million and $1.2 million, respectively.

9.  LINES OF CREDIT AND DEBT

     The Company has access to $600 million of bank facilities. The arrangements include a $300 million 364-day Credit Agreement (dated October 2003, which replaced the prior 364-day credit agreement dated October 2002) and a $300 million 3-year credit agreement (dated October 2002). The new 364-day facility bears interest at Libor plus .23% and the 3-year facility bears interest at LIBOR plus .21%. The key financial covenant of these facilities requires the Company to maintain an interest coverage ratio of EBITDA to net interest expense of not less than 3.5 to 1. The Company has been in compliance with the covenant and the ratio was 9.4 to 1 as of December 31, 2003 and 7.8 to 1 as of December 31, 2002. These credit facilities were unused during 2003 and 2002. The Company intends to replace both the $300 million 3-year and 364-day facilities on or before their expiration dates of October 2005 and 2004, respectively. The Company established a Canadian Credit Facility in November of 2002. Under the terms of this Credit Agreement, the Company has a Canadian (CAD) $30 million bank credit availability and has the option to borrow in either Canadian Dollars or U.S. Dollars. At December 31, 2003 and 2002, the outstanding borrowings under this facility were approximately $16 million in U.S. dollars. The covenants and interest rates under this facility match those of the primary $600 million Revolving Credit Facilities. The Canadian Credit Facility was renewed for an additional year prior to its expiration date of November 25, 2003 and now expires on November 25, 2004. The Company intends to replace the Canadian Credit Facility on or before its expiration date. The primary purpose of these agreements is to act as an alternative for short-term financing in the event of a disruption in the commercial paper market which the Company normally accesses for its short-term borrowing needs.

     Notes payable shown on the consolidated balance sheets for 2003 principally represented commercial paper issued in the U.S. with 2002 primarily representing short-term borrowings at a foreign subsidiary. The weighted average interest for short-term borrowings for the years 2003 and 2002 was 1.1% and 1.8%, respectively.

     Dover's long-term debt instruments with a book value of $1,003.9 million on December 31, 2003 had a fair value of approximately $1,103.0 million. For the year ending December 31, 2002, the Company's long-term debt instruments approximated their fair value.

                               DOVER CORPORATION

     A summary of the Company's long-term debt is as follows for years ended December 31:

                                                                 2003         2002
                                                              ----------   ----------
                                                                  (IN THOUSANDS)
6.45% Notes due Nov. 15, 2005 (less unamortized discount of
  $178) with an effective interest rate of 6.51%............  $  249,822   $  249,780
6.25% Notes due June 1, 2008 (less unamortized discount of
  $61) with an effective interest rate of 6.26%.............     149,939      149,931
6.65% Debentures due June 1, 2028 (less unamortized discount
  of $828) with an effective interest rate of 6.68%.........     199,171      199,162
6.50% Notes due Feb. 15, 2011 (less unamortized discount of
  $485) with an effective interest rate of 6.52%............     399,516      399,471
Other.......................................................       8,733       35,105
                                                              ----------   ----------
Total long-term debt........................................  $1,007,181   $1,033,449
Less current installments...................................       3,266        3,150
                                                              ----------   ----------
Long-term debt excluding current installments...............  $1,003,915   $1,030,299
                                                              ==========   ==========

     Annual repayments of long-term debt are scheduled as follows:

                                                              (IN THOUSANDS)
2004........................................................    $    3,266
2005........................................................       250,883
2006........................................................           925
2007........................................................           543
2008........................................................       151,515
Thereafter..................................................       600,049
                                                                ----------
Total Long Term Debt........................................    $1,007,181
                                                                ==========

     The Company may, from time to time, enter into interest rate swap agreements to manage its exposure to interest rate changes. Interest rate swaps are agreements to exchange fixed and variable rate payments based on the notional principal amounts. As of December 31, 2003, the Company has three interest rate swap agreements terminating on June 1, 2008 with a total notional amount of $150 million to exchange fixed rate interest for variable. All three swaps were designated as fair value hedges of the $150 million 6.25% Notes, due June 1, 2008, and the interest payments or receipts from these agreements, during 2003, were recorded as adjustments to interest expense. There was no hedge ineffectiveness as of December 31, 2003 and the aggregate fair value interest rate swaps determined through market quotation of $1.7 million was reported in other assets and long-term debt. Subsequent to December 31, 2003, one interest rate swap with a notional amount of $50.0 million was terminated with no material impact to the Company.

     During 2002, Dover settled two interest rate swaps, which resulted in net gains of $8.4 million. These gains were deferred and are being amortized over the balance of the term of the debt, permanently reducing the effective interest rate of the $250 million Notes, due November 15, 2005 from 6.5% to 5.3%.

10.  STOCK OPTION AND PERFORMANCE INCENTIVE PROGRAM

     On April 24, 1984, the stockholders approved an incentive stock option plan and cash performance program under which a maximum aggregate of 19 million shares was reserved for grants to key personnel until January 30, 1994. This plan expired on January 30, 1995, but certain previous grants for approximately 82,780 shares remain outstanding at December 31, 2003. The period during which these options are

                               DOVER CORPORATION
exercisable is fixed by the Company's Compensation Committee at the time of grant, but is not to exceed ten years.

     On April 25, 1995, the stockholders approved an incentive stock option plan and a cash performance program to replace the expired 1984 plan and program. Under the 1995 plan a maximum aggregate of 20 million shares was reserved for grants to key personnel until January 30, 2005. The option price may not be less than the fair market value of the stock at the time the options are granted. The period during which these options are exercisable is fixed by the Company's Compensation Committee at the time of grant, but is not to exceed ten years.

     Transactions in stock options (all of which are non-qualified and cliff vest three years after grant) under this plan are summarized as follows:

                                                 SHARES UNDER                     WEIGHTED
                                                    OPTION        PRICE RANGE     AVERAGE
                                                 ------------   ---------------   --------
Outstanding at January 1, 2001.................    5,975,919    $ 9.62 - $43.00    $26.69
  Granted......................................    2,007,965    $33.00 - $41.00    $40.95
  Exercised....................................     (273,837)   $ 9.62 - $35.00    $14.41
  Canceled.....................................     (305,778)   $14.88 - $43.00    $38.18
                                                  ----------    ---------------    ------
Outstanding at December 31, 2001...............    7,404,269    $ 9.67 - $43.00    $30.68
                                                  ==========    ===============    ======
Exercisable at December 31, 2001 through
  February 5, 2008.............................    3,434,323    $ 9.67 - $35.00    $22.71
                                                  ==========    ===============    ======
Outstanding at January 1, 2002.................    7,404,269    $ 9.67 - $43.00    $30.68
  Granted......................................    2,139,792    $27.00 - $38.00    $37.92
  Exercised....................................     (380,674)   $ 9.67 - $35.00    $16.85
  Canceled.....................................     (331,004)   $29.00 - $43.00    $39.38
                                                  ----------    ---------------    ------
Outstanding at December 31, 2002...............    8,832,383    $ 9.67 - $43.00    $32.71
                                                  ==========    ===============    ======
Exercisable at December 31, 2002 through
  February 4, 2009.............................    4,218,919    $11.40 - $35.00    $25.52
                                                  ==========    ===============    ======
Outstanding at January 1, 2003.................    8,832,383    $ 9.67 - $43.00    $32.71
  Granted......................................    3,521,210    $24.50 - $40.00    $24.58
  Exercised....................................     (607,358)   $11.40 - $35.00    $17.87
  Canceled.....................................     (363,153)   $ 9.67 - $43.00    $32.55
                                                  ----------    ---------------    ------
Outstanding at December 31, 2003...............   11,383,082    $14.22 - $43.00    $30.99
                                                  ==========    ===============    ======
Exercisable at December 31, 2003 through:
  January 27, 2004.............................       82,780                       $14.88
  February 2, 2005.............................      512,172                       $14.22
  February 8, 2006.............................      537,492                       $23.53
  February 6, 2007.............................      621,540                       $24.72
  February 5, 2008.............................      719,246                       $35.00
  February 4, 2009.............................    1,124,821                       $31.00
  February 10, 2010............................      810,053                       $39.00
                                                  ----------    ---------------    ------
Total..........................................    4,408,104    $14.22 - $39.00    $29.07
                                                  ==========    ===============    ======

                               DOVER CORPORATION

     The Company also has a restricted stock program, under which common stock of the Company may be granted at no cost to certain officers and key employees. In general, restrictions limit the sale or transfer of these shares during a two or three year period, and restrictions lapse proportionately over the two or three year period. Restricted shares granted in 2003, 2002 and 2001 were 6,000, zero and 71,969, respectively.

     In addition, the Company has a stock compensation plan under which non-employee directors are granted shares of Dover's common stock each year as their primary compensation for serving as directors. During 2003, the Company issued an aggregate of 8,750 shares of its Common Stock to its seven U.S. resident outside directors (after withholding an aggregate of 3,752 additional shares to satisfy tax obligations), and the Company issued an aggregate of 1,786 shares of its Common Stock to its non-U.S. resident outside director who was not subject to U.S. withholding tax, as compensation for serving as directors of the Company during 2003. During 2002, the Company issued an aggregate of 9,800 shares of its Common Stock to its seven U.S. resident outside directors (after withholding an aggregate of 4,200 additional shares to satisfy tax obligations), and the Company issued an aggregate of 2,000 shares of its Common Stock to its non-U.S. resident outside director who was not subject to U.S. withholding tax, as compensation for serving as directors of the Company during 2002.

11.  TAXES ON INCOME

     Total income taxes for the years ended December 31, 2003, 2002 and 2001 were allocated as follows:

                                                           2003      2002      2001
                                                          -------   -------   -------
                                                                (IN THOUSANDS)
Taxes on income from continuing operations..............  $86,676   $55,523   $74,698
Stockholders' equity, for compensation expense for tax
  purposes in excess of amounts recognized for financial
  reporting purposes....................................   (3,513)   (2,597)   (2,345)
                                                          -------   -------   -------
                                                          $83,163   $52,926   $72,353
                                                          =======   =======   =======

     Income tax expense (benefit) is made up of the following components:

                                                           2003      2002      2001
                                                          -------   -------   -------
                                                                (IN THOUSANDS)
Current:
  U.S. Federal..........................................  $ 3,572   $ 5,648   $27,380
  State and local.......................................    3,397       327     4,777
  Foreign...............................................   32,005    28,486    39,651
                                                          -------   -------   -------
Total current -- continuing.............................  $38,974   $34,461   $71,808
                                                          -------   -------   -------
Deferred:
  U.S. Federal..........................................  $48,583   $19,487   $ 8,673
  State and local.......................................    1,422     2,199    (1,726)
  Foreign...............................................   (2,303)     (624)   (4,057)
                                                          -------   -------   -------
Total deferred -- continuing............................   47,702    21,062     2,890
                                                          -------   -------   -------
Total expense -- continuing.............................  $86,676   $55,523   $74,698
                                                          =======   =======   =======

                               DOVER CORPORATION

     Income taxes have been based on the following components of earnings before taxes on continuing income:

                                                         2003       2002       2001
                                                       --------   --------   --------
                                                               (IN THOUSANDS)
Domestic.............................................  $241,512   $202,504   $171,816
Foreign..............................................   130,380     60,865     81,118
                                                       --------   --------   --------
                                                       $371,892   $263,369   $252,934
                                                       ========   ========   ========

     The reasons for the difference between the effective rate and the U.S. Federal income statutory rate of 35% are as follows:

                                                              2003     2002     2001
                                                              ----     ----     ----
U.S. Federal income tax rate................................  35.0%    35.0%    35.0%
State and local taxes, net of Federal income tax benefit....   1.9      0.6      0.8
Foreign operations tax effect...............................  (4.3)     3.5      3.0
                                                              ----     ----     ----
  Subtotal..................................................  32.6     39.1     38.8
R&E tax credits.............................................  (1.3)    (2.5)    (2.5)
Foreign export program benefits.............................  (3.0)    (4.3)    (5.0)
Foreign tax credits.........................................    --     (1.1)    (1.2)
Branch losses...............................................  (1.5)    (2.3)    (1.4)
Other, reflecting settlement of tax contingencies...........  (3.4)      --       --
Other, principally non-tax deductible items.................   0.4      0.8      2.8
                                                              ----     ----     ----
Effective rate before reorganizations.......................  23.8     29.7     31.5
Reorganization of entities and other........................  (0.5)    (8.6)    (2.0)
                                                              ----     ----     ----
  Effective rate from continuing operations.................  23.3%    21.1%    29.5%
                                                              ====     ====     ====

                               DOVER CORPORATION

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31 of each year are as follows:

                                                                2003        2002
                                                              ---------   ---------
                                                                 (IN THOUSANDS)
DEFERRED TAX ASSETS:
Accrued insurance...........................................  $   4,885   $  15,058
Accrued compensation, principally postretirement benefits,
  and other employee benefits...............................     42,922      38,389
Accrued expenses, principally for disposition of businesses,
  interest and warranty.....................................     19,334      16,986
Long-term liabilities principally warranty, environmental
  and exit costs............................................     12,038      12,427
Inventories, principally due to reserves for financial
  reporting purposes and capitalization for tax purposes....     23,977      28,121
Net operating loss carryforwards............................     50,845      30,086
Accounts receivable, principally due to allowance for
  doubtful accounts.........................................      7,083       6,702
Other assets................................................      3,809       5,182
                                                              ---------   ---------
Total gross deferred tax assets.............................    164,893     152,951
                                                              ---------   ---------
Valuation allowance.........................................    (50,845)    (30,086)
                                                              ---------   ---------
Total deferred tax assets...................................  $ 114,048   $ 122,865
                                                              =========   =========
DEFERRED TAX LIABILITIES:
Accounts receivable.........................................  $ (20,355)  $ (21,439)
Plant and equipment, principally due to differences in
  depreciation..............................................    (22,562)     (9,527)
Intangible assets, principally due to different tax and
  financial reporting bases and amortization lives..........   (211,222)   (133,781)
Prepaid pension assets......................................    (48,321)    (37,244)
Other liabilities...........................................       (947)       (368)
                                                              ---------   ---------
Total gross deferred tax liabilities........................   (303,407)   (202,359)
                                                              ---------   ---------
Net deferred tax liability..................................   (189,359)    (79,494)
                                                              ---------   ---------
Net current deferred tax asset..............................     44,547      56,554
                                                              ---------   ---------
Net non-current deferred tax liability......................  $(233,906)  $(136,048)
                                                              =========   =========

     The Company has loss carryovers from continuing operations for federal and foreign purposes as of December 31, 2003 of $24.0 million and $289.4 million, respectively, and for 2002 federal and foreign loss carryovers of $298.2 and $177.0 million, respectively. The Company expects to utilize all of the $24.0 million federal losses in the 2000 and 2001 carryback period. The federal loss of $298.2 million from 2002 was carried back to 1999. The entire balance of the foreign losses is available to be carried forward, with $62.9 million of these beginning to expire during the years 2004 through 2010. The remaining $226.5 million of such losses can be carried forward indefinitely. The Company maintains a valuation allowance to reduce the deferred tax assets related to these carry forwards, as utilization of these losses is not assured.

     The Company does not provide for U.S. federal income taxes or tax benefits on the undistributed earnings or losses of its international subsidiaries because such earnings are reinvested and, in the opinion of management, will continue to be reinvested indefinitely. At December 31, 2003 and 2002, the Company had not provided federal income taxes on earnings of approximately $223.2 million and $160.0 million,

                               DOVER CORPORATION
respectively, from its international subsidiaries. Should these earnings be distributed in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes and withholding taxes in various international jurisdictions. These taxes will be partially offset by U.S. foreign tax credits. Determination of the related amount of unrecognized deferred U.S. income taxes is not practicable because of the complexities associated with this hypothetical calculation.

     Dover is continuously undergoing examination of its federal income tax returns by the Internal Revenue Service (the "IRS"). The Company and the IRS have settled tax years through 1995. The Company expects to resolve open years (1996-1999) in the near future, all within the amounts paid and/or reserved for these liabilities. The IRS is currently examining the Company's 2000, 2001 and 2002 federal income tax returns. Additionally, the Company is routinely involved in state and local income tax audits, and on occasion, foreign jurisdiction tax audits.

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

     The Company leases certain facilities and equipment under operating leases, many of which contain renewal options. Total rental expense, net of insignificant sublease rental income, on all operating leases was $44.7 million, $43.5 million and $39.8 million, for 2003, 2002, and 2001, respectively. Contingent rentals under the operating leases were not significant.

     Minimum future rental commitments under operating leases having non-cancelable lease terms in excess of one year aggregate $151.3 million as of December 31, 2003 and are payable as follows:

                                                              (IN THOUSANDS)
2004........................................................     $ 34,637
2005........................................................       28,394
2006........................................................       21,250
2007........................................................       17,635
2008 and beyond.............................................       49,396
                                                                 --------
Total future rental commitments.............................     $151,312
                                                                 ========

                               DOVER CORPORATION

     Warranty program claims are provided for at the time of sale. Amounts provided for are based on historical costs and adjusted for new claims. A reconciliation of the warranty provision is as follows:

                                                                2003       2002
                                                              --------   --------
                                                                (IN THOUSANDS)
Balance at January 1........................................  $ 32,628   $ 34,873
Provision for warranties....................................    25,565     16,567
Settlements made............................................   (22,693)   (18,570)
Other adjustments...........................................       735       (242)
                                                              --------   --------
Balance at December 31......................................  $ 36,235   $ 32,628
                                                              ========   ========

13.  EMPLOYEE BENEFIT PLANS

     The Company has defined benefit and defined contribution pension plans (the "Plans") covering substantially all employees of the Company and its domestic and international subsidiaries. The Plans' benefits are generally based on years of service and employee compensation. The Company's funding policy is consistent with the funding requirements of ERISA and applicable foreign law. Dover uses a measurement date of September 30th for its pension and other postretirement benefit plans.

     The Company is responsible for overseeing the management of the investments of the defined benefit Plans' assets and otherwise ensuring that the Plans' investment programs are in compliance with ERISA, other relevant legislation, and related Plans' documents. Where relevant, the Company has retained several professional investment managers to manage the Plans' assets and implement the investment process. The investment managers, in implementing their investment processes, have the authority and responsibility to select appropriate investments in the asset classes specified by the terms of their applicable prospectus or investment manager agreements with the Plans.

     The primary financial objective of the Plans is to secure participant retirement benefits. Accordingly, the key objective in the Plans' financial management is to promote stability and, to the extent appropriate, growth in funded status. Related and supporting financial objectives are established in conjunction with a review of current and projected Plan financial requirements.

     The assets of the Plans are invested to achieve an appropriate return for the Plans consistent with a prudent level of risk. The asset return objective is to achieve, as a minimum over time, the passively managed return earned by market index funds, weighted in the proportions outlined by the asset class exposures identified in the Plans' strategic allocation.

     The Expected Return on Asset Assumption used for pension expense was developed through analysis of historical market returns, current market conditions, and the past experience of plan asset investments. Estimates of future market returns by asset category are lower than actual long-term historical returns in order to generate a conservative forecast. Overall, it is projected that the investment of Plan assets achieve an 8.50% net return over time, from the asset allocation strategy.

     The Company also provides, through nonqualified plans, supplemental pension benefits in excess of qualified plan limits imposed by Federal tax law. These plans cover officers and certain key employees and serve to restore the combined pension amount to original benefit levels to what they would be absent such limits. These plans are funded from the general assets of the Company.

     Dover has reflected the merger of the Warn plan into the Dover Corporation Pension Plan, effective October 1, 2003. Dover chose to recognize this plan merger using purchase accounting, whereby the unfunded Pension Benefit Obligation ("PBO") as of the merger date was recognized as an accrued cost of $13.7 million. Subsequent to the valuation date of the defined benefit plan, Dover made an additional funding of $2.7 million

                               DOVER CORPORATION
related to Warn in the fourth quarter of 2003, which is not reflected in the funded status of the plan as of the measurement date of September 30, 2003.

     During 2003, two plan amendments created an increase in the benefit obligations of the Company's non-qualified supplemental pension benefit plan. A change in early retirement factors under the supplemental benefit plan allows for employees who are 62 and have 10 years of service with the Company to retire with unreduced benefits between 62 and 65. The second amendment provides partial prior service credit to executives who are hired at or after age 40 and are eligible to participate in this plan.

     The following table sets forth the components of the Company's net periodic benefit (expense) for 2003, 2002 and 2001.

                               DEFINED BENEFITS             SUPPLEMENTAL BENEFITS        POST RETIREMENT BENEFITS
                        ------------------------------   ----------------------------   ---------------------------
                          2003       2002       2001       2003      2002      2001      2003      2002      2001
                        --------   --------   --------   --------   -------   -------   -------   -------   -------
                                                              (IN THOUSANDS)
  Expected return on
    plan assets.......  $ 23,530   $ 22,564   $ 23,741   $     --   $    --   $    --   $    --   $    --   $    --
  Benefits earned
    during year.......    (8,117)    (6,906)    (5,540)    (3,113)   (2,404)   (1,544)     (374)     (355)     (403)
  Interest accrued on
    benefit
    obligation........   (14,752)   (14,406)   (12,376)    (4,785)   (4,049)   (2,798)   (1,567)   (1,607)   (1,696)
  Amortization
    Prior service
      cost............      (982)      (879)      (950)    (3,080)   (2,300)   (1,628)       24        14        11
    Unrecognized
      actuarial gains
      (losses)........      (739)        --        450         (5)       --       491        46        86        37
    Transition........     1,038        931      1,140         --        --        --        --        --        --
    Settlement and
      curtailment gain
      (loss)..........        --         --         --         --        --        --        --        55        --
                        --------   --------   --------   --------   -------   -------   -------   -------   -------
  Net periodic
    (expense)
    benefit...........  $    (22)  $  1,304   $  6,465   $(10,983)  $(8,753)  $(5,479)  $(1,871)  $(1,807)  $(2,051)
                        ========   ========   ========   ========   =======   =======   =======   =======   =======

     The assumptions used in determining the net periodic (expense) benefit above were as follows:

                                                                                  POST RETIREMENT
                                     DEFINED BENEFITS    SUPPLEMENTAL BENEFITS        BENEFITS
                                    ------------------   ---------------------   ------------------
                                    2003   2002   2001   2003    2002    2001    2003   2002   2001
                                    ----   ----   ----   -----   -----   -----   ----   ----   ----
Weighted average discount rate....  6.75%  7.25%  7.50%  6.75%   7.25%   7.50%   6.75%  7.25%  7.50%
Average wage increase.............  4.00%  4.00%  4.00%  6.75%   6.75%   8.00%     --     --     --
Expected long-term rate of return
  on plan assets..................  8.50%  9.00%  9.75%    --      --      --      --     --     --
Ultimate medical trend rate.......    --     --     --     --      --      --    6.00%  5.00%  5.00%

                               DOVER CORPORATION

     The funded status and resulting prepaid pension cost of U.S. defined benefit plans (international defined benefit plans are not considered material) for 2003 and 2002 were as follows:

                                 DEFINED BENEFITS     SUPPLEMENTAL BENEFITS   POST RETIREMENT BENEFITS
                                -------------------   ---------------------   -------------------------
                                  2003       2002       2003        2002         2003          2002
                                --------   --------   ---------   ---------   -----------   -----------
                                                            (IN THOUSANDS)
CHANGE IN BENEFIT OBLIGATION
Benefit obligation at
  beginning of year...........  $216,668   $199,564   $ 54,707    $ 53,486     $ 24,080      $ 23,112
Benefits earned during the
  year........................     8,117      6,906      3,113       2,404          374           355
Interest cost.................    14,752     14,406      4,785       4,049        1,567         1,606
Plan participants'
  contributions...............        --         --         --          --          209           280
Amendments....................     3,152      1,120     23,764      (1,186)         (81)         (104)
Actuarial loss (gain).........    25,296     11,583     12,257      (2,021)       2,407           978
Settlements and
  curtailments................        --         --         --          --           --           (59)
Acquisitions..................    23,800         --         --          --           --            --
Benefits paid.................   (15,982)   (16,911)    (2,179)     (2,025)      (2,543)       (2,088)
                                --------   --------   --------    --------     --------      --------
Benefit obligation at end of
  year........................   275,803    216,668     96,447      54,707       26,013        24,080
                                --------   --------   --------    --------     --------      --------
CHANGE IN PLAN ASSETS
Fair value of plan assets at
  beginning of year...........   199,761    215,800         --          --           --            --
Actual return on plan
  assets......................    36,310    (43,128)        --          --           --            --
Company contributions.........    45,780     44,000      2,179       2,025        2,334         1,808
Employee contributions........        --         --         --          --          209           280
Benefits paid.................   (15,982)   (16,911)    (2,179)     (2,025)      (2,543)       (2,088)
Acquisitions..................    10,100         --         --          --           --            --
                                --------   --------   --------    --------     --------      --------
Fair value of plan assets at
  end of year.................   275,969    199,761         --          --           --            --
                                --------   --------   --------    --------     --------      --------
Funded status.................       166    (16,907)   (96,447)    (54,707)     (26,013)      (24,080)
Unrecognized actuarial (gain)
  loss........................   133,239    121,522      5,893      (4,206)       1,577          (876)
Unrecognized prior service
  cost........................     8,398      6,228     51,272      28,436         (198)         (140)
Unrecognized transition
  (gain)......................    (3,333)    (4,431)        --          --           --            --
                                --------   --------   --------    --------     --------      --------
Prepaid (accrued) benefit
  cost........................  $138,470   $106,412   $(39,282)   $(30,477)    $(24,634)     $(25,096)
                                ========   ========   ========    ========     ========      ========
ACCUMULATED BENEFIT
  OBLIGATION..................  $249,848   $196,212   $ 65,213    $ 32,280
                                ========   ========   ========    ========

     The assumptions used in determining the above were as follows:

                                                            SUPPLEMENTAL      POST RETIREMENT
                                      DEFINED BENEFITS        BENEFITS           BENEFITS
                                      -----------------     -------------     ---------------
                                       2003       2002      2003     2002     2003      2002
                                      ------     ------     ----     ----     -----     -----
Weighted average discount rate......   6.00%      6.75%     6.00%    6.75%    6.00%     6.75%
Average wage increase...............   4.00%      4.00%     6.00%    6.75%      --        --
Ultimate medical trend rate.........     --         --        --       --     6.00%     6.00%
                                       ====       ====      ====     ====     ====      ====

                               DOVER CORPORATION

     The actual and target weighted-average asset allocation for benefit plans were:

                                            DECEMBER   SEPTEMBER   SEPTEMBER    CURRENT
                                              2003       2003        2002       TARGET
                                            --------   ---------   ---------   ---------
Equity -- Domestic........................     28%         64%         76%     25% - 35%
Equity -- International...................     25%         17%          9%     20% - 25%
Fixed Income -- Domestic..................     37%         12%         10%     30% - 40%
Real Estate...............................      6%          7%          3%      5% - 10%
Other.....................................      4%         --           2%      0% - 10%
                                              ---         ---         ---
Total.....................................    100%        100%        100%
                                              ===         ===         ===

     Target asset allocations were established in the first quarter of 2003, and were achieved by December 31, 2003.

     Information about the expected 2004 employer discretionary contributions is as follows:

                                                                         SUPPLEMENTAL
                                                    DEFINED BENEFITS       BENEFITS
                                                    -----------------   ---------------
                                                              (IN THOUSANDS)
Contributions to be made to plan assets...........  $15,000 - $25,000                --
Contributions to be made to plan participants.....                 --   $4,000 - $5,000

     Pension cost for all defined contribution and defined benefit plans was $21.2 million for 2003, $21.5 million for 2002, and $26.5 million for 2001.

     For post retirement benefit measurement purposes, a 10% annual rate of increase in the per capita cost of covered benefits (i.e., health care cost trend rates) was assumed for 2003; the rates were assumed to decrease gradually to 6% by the year 2008 and remain at that level thereafter. The health care cost trend rate assumption has a significant effect on the amount reported. For example, increasing (decreasing) the assumed health care cost trend rates by one percentage point in each year would increase (decrease) the accumulated postretirement benefit obligation as of December 31, 2003 by $1.7 million ($1.4 million) and the net postretirement benefit cost for 2003 by approximately $0.2 million ($0.1 million).

     The post retirement benefit plans only cover approximately 650 participants and are closed to new participants.

14. INFORMATION ABOUT THE COMPANY'S OPERATIONS IN DIFFERENT SEGMENTS AND GEOGRAPHIC AREAS

     Selected information by geographic regions is presented below:

                                                  FOR THE YEARS ENDED DECEMBER 31,
                                   --------------------------------------------------------------
                                                 REVENUES                    LONG-LIVED ASSETS
                                   ------------------------------------   -----------------------
                                      2003         2002         2001         2003         2002
                                   ----------   ----------   ----------   ----------   ----------
United States....................  $2,482,651   $2,492,014   $2,658,220   $2,485,492   $2,105,407
Europe...........................     899,615      749,200      765,810      563,733      516,930
Other Americas...................     322,729      281,909      343,053       47,763       33,092
Total Asia.......................     631,754      445,968      363,814       22,706       18,226
Rest of the World................      76,547       84,502       92,348          279          368
                                   ----------   ----------   ----------   ----------   ----------
                                   $4,413,296   $4,053,593   $4,223,245   $3,119,973   $2,674,023
                                   ----------   ----------   ----------   ----------   ----------
U.S. Exports.....................  $  890,813   $  798,806   $  860,527
                                   ----------   ----------   ----------

                               DOVER CORPORATION

     Revenues are attributed to regions based on the location of the Company's customer, which in some instances is an intermediary and not necessarily the end user. Long-lived assets are comprised of net property, plant and equipment; intangible assets and goodwill, net of amortization; and other assets and deferred charges.

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

            SALES, OPERATING PROFIT AND OTHER DATA BY MARKET SEGMENT

                                                             FOR THE YEARS ENDED DECEMBER 31,
                                                           ------------------------------------
                                                              2003         2002         2001
                                                           ----------   ----------   ----------
                                                             (IN THOUSANDS, EXCEPT % FIGURES)
Sales to unaffiliated customers:
  Diversified............................................  $1,168,256   $1,115,776   $1,018,790
  Industries.............................................   1,039,930    1,034,714    1,060,576
  Resources..............................................     982,658      872,898      951,274
  Technologies...........................................   1,231,241    1,036,472    1,198,137
  Intramarket sales......................................      (8,789)      (6,267)      (5,532)
                                                           ----------   ----------   ----------
  Consolidated continuing sales..........................  $4,413,296   $4,053,593   $4,223,245
                                                           ----------   ----------   ----------
Operating profit:
  Diversified............................................  $  131,867   $  127,454   $   88,541
  Industries.............................................     121,200      137,547      131,186
  Resources..............................................     136,851      124,380      126,710
  Technologies...........................................      84,763      (30,339)       5,621
     Interest income, interest expense and general
       corporate expenses, net...........................    (102,789)     (95,673)     (99,124)
                                                           ----------   ----------   ----------
  Consolidated continuing earnings before taxes on
     income..............................................  $  371,892   $  263,369   $  252,934
                                                           ----------   ----------   ----------
Operating profit margin (pretax):
  Diversified............................................        11.3%        11.4%         8.7%
  Industries.............................................        11.7         13.3         12.4
  Resources..............................................        13.9         14.2         13.3
  Technologies...........................................         6.9         (2.9)         0.5
                                                           ----------   ----------   ----------
  Consolidated continuing profit margin..................         8.4%         6.5%         6.0%
Total assets at December 31:
  Diversified............................................  $  986,297   $  926,176   $1,045,968
  Industries.............................................     937,944      882,597    1,031,429
  Resources..............................................   1,247,510      805,970      883,186
  Technologies...........................................   1,478,807    1,327,284    1,263,449
  Corporate (principally cash and equivalents and
     marketable securities)..............................     319,055      336,691      138,009
                                                           ----------   ----------   ----------
  Total continuing assets................................  $4,969,613   $4,278,718   $4,362,041
                                                           ----------   ----------   ----------
  Assets from discontinued operations....................     164,139      158,398      260,493
                                                           ----------   ----------   ----------
  Consolidated total.....................................  $5,133,752   $4,437,116   $4,622,534
                                                           ----------   ----------   ----------

                               DOVER CORPORATION

                                                             FOR THE YEARS ENDED DECEMBER 31,
                                                           ------------------------------------
                                                              2003         2002         2001
                                                           ----------   ----------   ----------
                                                                      (IN THOUSANDS)
Depreciation and amortization:
  Diversified............................................  $   37,270   $   36,466   $   47,448
  Industries.............................................      28,173       28,059       40,941
  Resources..............................................      34,911       36,027       48,594
  Technologies...........................................      49,931       55,076       69,573
  Corporate..............................................       1,024        1,318        1,289
                                                           ----------   ----------   ----------
  Consolidated continuing total..........................  $  151,309   $  156,946   $  207,845
                                                           ----------   ----------   ----------
Capital expenditures:
  Diversified............................................  $   24,473   $   23,914   $   47,306
  Industries.............................................      22,509       23,089       20,908
  Resources..............................................      16,372       16,067       27,128
  Technologies...........................................      31,496       32,944       62,434
  Corporate..............................................       1,550          403          997
                                                           ----------   ----------   ----------
  Consolidated continuing total..........................  $   96,400   $   96,417   $  158,773
                                                           ----------   ----------   ----------

15.  QUARTERLY DATA (UNAUDITED)

                                                                                        PER SHARE(1)
                                NET         GROSS        CONTINUING          NET       ---------------
QUARTER                       SALES(1)    PROFIT(1)    NET EARNINGS(1)   EARNINGS(2)   BASIC   DILUTED
-------                      ----------   ----------   ---------------   -----------   -----   -------
                                             (IN THOUSANDS, EXCEPT PER SHARE FIGURES)
2003
First......................  $  998,373   $  347,618      $ 57,688        $  59,470    $0.28    $0.28
Second.....................   1,094,000      378,562        71,591           72,782     0.35     0.35
Third......................   1,122,909      383,274        75,235           84,356     0.37     0.37
Fourth.....................   1,198,014      410,968        80,702           76,319     0.40     0.39
                             ----------   ----------      --------        ---------    -----    -----
                             $4,413,296   $1,520,422      $285,216        $ 292,927    $1.41    $1.40
                             ----------   ----------      --------        ---------    -----    -----
2002
First......................  $  962,800   $  317,456      $ 47,882        $(247,934)   $0.24    $0.23
Second.....................   1,052,715      347,300        64,200           55,201     0.32     0.32
Third......................   1,030,261      343,130        56,994           56,442     0.28     0.28
Fourth.....................   1,007,817      323,033        38,770           15,029     0.19     0.19
                             ----------   ----------      --------        ---------    -----    -----
                             $4,053,593   $1,330,919      $207,846        $(121,262)   $1.02    $1.02
                             ----------   ----------      --------        ---------    -----    -----

     All quarterly and full year periods have been restated to reflect certain operations that were discontinued. The quarterly data presented above will not agree to previously issued quarterly statements made as a result of this restatement.

(1) Represents results from continuing operations.

(2) 2002 net earnings include goodwill impairment of $293.0 million net of tax recorded in the first quarter of 2002 as a result of the adoption of SFAS No. 142 effective January 1, 2002.

                               DOVER CORPORATION

                                  SCHEDULE II
                       VALUATION AND QUALIFYING ACCOUNTS
                   YEARS ENDED DECEMBER 31, 2003, 2002, 2001

                                                BALANCE AT    ACQ. BY    CHARGED TO                 CREDIT    BALANCE AT
                                                BEGINNING    PURCHASE     COST AND     ACCOUNTS       TO       CLOSE OF
                                                 OF YEAR     OR MERGER    EXPENSE     WRITTEN OFF   INCOME       YEAR
                                                ----------   ---------   ----------   -----------   -------   ----------
                                                                             (IN THOUSANDS)
Year Ended December 31, 2003
  Allowance for Doubtful Accounts.............   $30,174      $1,047      $ 8,705      $ (6,719)    $(1,209)   $31,998
Year Ended December 31, 2002
  Allowance for Doubtful Accounts.............   $33,652      $  123      $12,057      $(10,838)    $(4,820)   $30,174
Year Ended December 31, 2001
  Allowance for Doubtful Accounts.............   $22,020      $1,505      $19,429      $ (8,419)    $  (883)   $33,652

                                                                  CHARGED,      CHANGE DUE
                                                   BALANCE AT   (CREDITED) TO    TO ACQ.,     BALANCE AT
                                                   BEGINNING      COST AND       MERGER OR     CLOSE OF
                                                    OF YEAR        EXPENSE      DISPOSITION      YEAR
                                                   ----------   -------------   -----------   ----------
                                                                      (IN THOUSANDS)
Year Ended December 31, 2003
  Lifo Reserve...................................   $30,407        $  (765)       $    --      $29,642
Year Ended December 31, 2002
  Lifo Reserve...................................   $29,372        $ 1,035        $    --      $30,407
Year Ended December 31, 2001
  Lifo Reserve...................................   $33,484        $(3,011)       $(1,101)     $29,372

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not Applicable

ITEM 9A.  CONTROLS AND PROCEDURES

     At the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer, Chief Operating Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15e. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective. During the fourth quarter of 2003, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information with respect to the directors of the Company required to be included pursuant to this Item 10 is included under the caption "1. Election of Directors" in the 2004 Proxy Statement relating to the 2004 Annual Meeting of Stockholders filed with the Securities and Exchange Commission pursuant to Rule 14a-6 under the Securities Exchange Act of 1934, as amended, and is incorporated in this Item 10 by reference. The information with respect to the executive officers of the Company required to be included pursuant to this Item 10 is included under the caption "Executive Officers of the Registrant" in Part I of this Annual Report on Form 10-K and is incorporated in this Item 10 by reference.

     The information with respect to Section 16(a) reporting compliance required to be included in this Item 10 is included under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the 2004 Proxy Statement and is incorporated in this Item 10 by reference.

     The Company has adopted a code of ethics that applies to its chief executive officer and senior financial officers. A copy of this code of ethics can be found as Exhibit 14 to this Form 10-K and on the Company's website at www.dovercorporation.com. In the event of any amendment to, or waiver from, the code of ethics, the Company will publicly disclose the amendment or waiver by posting the information on its website.

ITEM 11.  EXECUTIVE COMPENSATION

     The information with respect to executive compensation required to be included pursuant to this Item 11 is included under the caption "Executive Compensation" in the 2004 Proxy Statement and is incorporated in this Item 11 by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information regarding security ownership of certain beneficial owners and management that is required to be included pursuant to this Item 12 is included under the caption "Security Ownership of Certain Beneficial Owners and Management" in the 2004 Proxy Statement and is incorporated in this Item 12 by reference.

                           EQUITY COMPENSATION PLANS

     The Equity Compensation Plan Table below presents information regarding the Company's equity compensation plans at December 31, 2003:

                                                (A)                   (B)                    (C)
                                        --------------------   -----------------   ------------------------
                                                                                     NUMBER OF SECURITIES
                                                                                     REMAINING AVAILABLE
                                        NUMBER OF SECURITIES   WEIGHTED-AVERAGE      FOR FUTURE ISSUANCE
                                         TO BE ISSUED UPON     EXERCISE PRICE OF         UNDER EQUITY
                                            EXERCISE OF           OUTSTANDING         COMPENSATION PLANS
                                        OUTSTANDING OPTIONS,   OPTIONS, WARRANTS    (EXCLUDING SECURITIES
PLAN CATEGORY                           WARRANTS AND RIGHTS       AND RIGHTS       REFLECTED IN COLUMN (A))
-------------                           --------------------   -----------------   ------------------------
Equity compensation plans approved by
  stockholders........................       11,383,082             $30.97                7,383,887
Equity compensation plans not approved
  by stockholders.....................               --                 --                       --
Total.................................       11,383,082             $30.97                7,383,887

     The Company has three compensation plans under which equity securities of the Company have been authorized for issuance and have been issued to employees and to non-employee directors:

  The 1984 Incentive Stock Option Plan and 1984 Cash Performance Program

     The purpose of the 1984 Stock Option Plan and 1984 Cash Performance Program (the "1984 PLAN") was to give key employees of the Company the opportunity to receive options to purchase the Company's common stock and to participate in the cash performance program. The 1984 Plan expired in January 1995 and was replaced by the 1995 Incentive Stock Option Plan and Cash Performance Program. However, as of December 31, 2003, there were outstanding options for 81,548 shares under the 1984 Plan.

  The 1995 Incentive Stock Option Plan and 1995 Cash Performance Program

     The Company's 1995 Incentive Stock Option Plan and 1995 Cash Performance Program (the "PERFORMANCE PLAN"), adopted in 1995 (replacing the 1984 Plan which expired in January 1995), provides for stock options, restricted stock awards and cash performance awards. The 1995 Plan will expire in January 2005.

     The 1995 Plan is intended to promote the long-term success of Dover by providing salaried officers and other key employees of Dover and its subsidiaries with a long-range inducement to remain with Dover and to encourage them to increase their efforts to make Dover successful. Options granted under the 1995 Plan are designated as either non-qualified stock options or incentive stock options within the meaning of Section 422 of the Internal Revenue Code.

     The exercise price of options is the fair market value on the date of grant as determined in good faith by the Compensation Committee. The Compensation Committee determines the term of each option but in no event may an option be exercised more than 10 years following the grant date. No more than 600,000 shares may be granted to a single participant in any one year. Options granted under this plan may not be sold, transferred, hypothecated, pledged or otherwise disposed of by any of the holders except by will or by the laws of descent and distribution except that a holder may transfer any non-qualified option granted under this plan to members of the holder's immediate family, or to one or more trusts for the benefit of such family members provided that the holder does not receive any consideration for the transfer.

     The information above summarizes the material aspects of the 1995 Plan. The rights and obligations of participants are determined by the provisions of the plan document itself.

  The 1996 Non-Employee Directors' Stock Compensation Plan

     The Dover Corporation 1996 Non-Employee Directors' Stock Compensation Plan (the "DIRECTORS' PLAN"), provides the primary compensation to non-employee directors of the Company for their service as directors. Through the end of 2002, non-employee directors were granted 2,000 shares of the Company's common stock per year (adjusted for stock splits). If any director served for less than a full calendar year, the number of shares granted to that director for the year was adjusted pro rata, based on the number of calendar quarters for such year for which he or she served as a director. The Directors' Plan was amended effective January 1, 2003 as approved by the stockholders, and as amended provides for different levels of stock grants in 2003 and beyond. Beginning in 2003, non-employee Directors are entitled to receive annual compensation in an amount set from time to time by the Board (currently $90,000 per year), which the Board intends to have paid 25% in cash and 75% in common stock under the Directors' Plan, subject to the limitations set forth therein on the maximum number of shares that may be granted to any Director in any year. Under the new compensation arrangements, for 2003, non-employee Directors received $22,500 in cash and $67,500 worth of Common Stock, or 1,786 shares, based on the fair market value of Common Stock on November 15, 2003. The number of Shares to be granted to any Director for any calendar year for less than all of which he or she had served as a Director will be prorated as deemed appropriate by the Compensation Committee. The shares granted under the Directors' Plan may be treasury shares or newly issued shares but in either case they will be listed on the New York Stock Exchange.

     The information above summarizes the material aspects of the Directors' Plan. The rights and obligations of participants are determined by the provisions of the plan document itself.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information with respect to any reportable transaction, business relationship or indebtedness between the Company and the beneficial owners of more than 5% of the Common Stock, the directors or nominees for director of the Company, the executive officers of the Company or the members of the immediate families of such individuals that is required to be included pursuant to this
Item 13 is included under the caption "1. Election of Directors -- Directors' Compensation" in the 2004 Proxy Statement and is incorporated in this Item 13 by reference.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The information set forth under the caption "Relationship with Independent Accountants" in the 2004 Proxy Statement is incorporated in this Item 14 by reference.

                                    PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)(1) Financial Statements

     Financial Statements covered by the Report of Independent Auditors:

          (A) Consolidated Statements of Earnings (Losses) for the years ended December 31, 2003, 2002 and 2001.

          (B) Consolidated Balance Sheets as of December 31, 2003 and 2002.

          (C) Consolidated Statements of Stockholders' Equity and Comprehensive Earnings (Losses), for the years ended December 31, 2003, 2002 and 2001.

          (D) Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2002 and 2001.

          (E) Notes to consolidated financial statements.

     (2) Financial Statement Schedule

     The following financial statement schedule is included in Item No. 8 of this report on Form 10-K:

          Schedule II -- Valuation and Qualifying Accounts

          All other schedules are not required and have been omitted.

     (3) Not covered by the Report of Independent Auditors:

          Quarterly financial data (unaudited)

     (4) See (c) below.

     (b) Current Reports on Form 8-K:

          The Company filed with the Securities and Exchange Commission a report on Form 8-K, dated October 16, 2003, under Item 12, furnishing the press release dated October 16, 2003 informing shareholders of third quarter 2003 results.

     (c) Exhibits:

 (3)(i) Restated Certificate of Incorporation, filed as Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the Period Ended June 30, 1998 (SEC File No. 001-04018), is incorporated by reference.
 (3)(ii)       Certificate of Correction to the Restated Certificate of
               Incorporation dated as of January 24, 2003, filed as Exhibit
               3(i) to the Company's Current Report on Form 8-K filed
               February 28, 2003 (SEC File No. 001-04018), is incorporated by reference.
 (3)(iii)      By-Laws of the Company.
 (4.1)         Amended and Restated Rights Agreement, dated as of November
               15, 1996, between Dover Corporation and Harris Trust Company of New York, filed as Exhibit 1 to Form 8-A/A dated November
               15, 1996 (SEC File No. 001-04018), is incorporated by reference.
 (4.2)         Indenture, dated as of June 8, 1998 between Dover
               Corporation and The First National Bank Chicago, as Trustee, filed as Exhibit 4.1 to the Company's Current Report on Form
               8-K filed June 12, 1998 (SEC File No. 001-04018), is
               incorporated by reference.
 (4.3)         Form of 6.25% Note due June 1, 2008 ($150,000,000 aggregate principal amount), filed as Exhibit 4.3 to the Company's
               Current Report on Form 8-K filed June 12, 1998 (SEC File No.
               001-04018), is incorporated by reference.

(4.4)          Form of 6.65% Note due June 1, 2028 ($200,000,000 aggregate principal amount), filed as
               Exhibit 4.4 to the Company's Current Report on Form 8-K filed June 12, 1998 (SEC File
               No. 001-04018), is incorporated by reference.
 (4.5)         Form of Indenture, dated as of November 14, 1995 between the Company and The First
               National Bank of Chicago, as Trustee, relating to the 6.45% Notes due November 15, 2005
               (including the form of the note), filed as Exhibit 4 to the Company's Registration
               Statement on Form S-3 (SEC File No. 33-63713), is incorporated by reference.
 (4.6)         Form of 6.50% Notes due February 15, 2011 ($400,000,000 aggregate principal amount), filed as Exhibit 4.3 to the Company's current report on Form 8-K filed February 12,
               2001 (SEC File No. 001-04018), is incorporated by reference.
 (4.7)         Indenture, dated as of February 8, 2001 between the Company and BankOne Trust Company,
               N.A., as trustee, filed as Exhibit 4.1 to the Company's current report on Form 8-K filed February 12, 2001 (SEC File No. 001-04018), is incorporated by reference.
 (4.8)         Officers' certificate, dated February 12, 2001, pursuant to Section 301 of the
               Indenture, dated as of February 8, 2001 between the Company and BankOne Trust Company
               N.A., as trustee, filed as Exhibit 4.2 to the Company's current report on Form 8-K filed February 12, 2001 (SEC File No. 001-04018), is incorporated by reference.
               The Company agrees to furnish to the Securities and Exchange Commission upon request, a copy of any instrument with respect to long-term debt under which the total amount of securities authorized does not exceed 10 percent of the total consolidated assets of the Company.
(10.1)         1984 Incentive Stock Option and 1984 Cash Performance Program, filed as Exhibit 10(a)
               to Annual Report on Form 10-K for year ended December 31, 1984 (SEC File No.
               001-04018), is incorporated by reference.*
(10.2)         Employee Savings and Investment Plan, filed as Exhibit 99 to Registration Statement on
               Form S-8 (SEC File No. 33-01419), is incorporated by reference.*
(10.3)         Amended and Restated 1996 Non-Employee Directors' Stock Compensation Plan, included as
               Exhibit A to the Proxy Statement, dated March 17, 2003 (SEC File No. 001-04018), is incorporated by reference.*
(10.4)         Executive Officer Annual Incentive Plan, included as Exhibit A to the Proxy Statement, dated March 17, 2003 (SEC File No. 001-04018), is incorporated by reference.*
(10.5)         Form of Executive Severance Agreement, filed as Exhibit 10.6 to Annual Report on Form
               10-K for year ended December 31, 1998 (SEC File No. 001-04018), is incorporated by reference.*
(10.6)         1995 Incentive Stock Option and 1995 Cash Performance Program, filed as Exhibit 10.7 to
               Annual Report on Form 10-K for year ended December 31, 2000 (SEC File No. 001-04018), is incorporated by reference.
(10.7)         Dover Corporation Deferred Compensation Plan, as amended as of December 31, 2001, filed as Exhibit 10 to the Company's Current Report on Form 8-K filed February 28, 2002 (SEC
               File No. 001-04018), is incorporated by reference.*
(14)           Dover Corporation Code of Ethics for Chief Executive Officer and Senior Financial
               Officers.
(18)           Letter of Preferability regarding a change in accounting principle.
(21)           Subsidiaries of Dover.
(23.1)         Consent of Independent Auditors.
(24)           Power of Attorney.
(31.1)         Certification pursuant to Rule 13a-14(a) of the Securities and Exchange Act of 1934, as
               amended, signed and dated by Robert G. Kuhbach.

(31.2) Certification pursuant to Rule 13a-14(a) of the Securities and Exchange Act of 1934, as amended, signed and dated by Thomas L. Reece.
(32) Certification pursuant to 18 U.S.C. Section 1350, as adopted, pursuant to section 906 of the Sarbanes-Oxley Act of 2002, signed and dated by Robert G. Kuhbach and Thomas L.
               Reece.

---------------

* Executive compensation plan or arrangement.

(d) Not applicable.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          DOVER CORPORATION

                                          By:      /s/ THOMAS L. REECE
                                            ------------------------------------
                                                      Thomas L. Reece
                                            Chairman and Chief Executive Officer

Date: February 27, 2004

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

              SIGNATURE                               TITLE                       DATE
              ---------                               -----                       ----

         /s/ THOMAS L. REECE                Chairman, Chief Executive       February 27, 2004
--------------------------------------         Officer and Director
           Thomas L. Reece                (Principal Executive Officer)

        /s/ RONALD L. HOFFMAN               President, Chief Operating      February 27, 2004
--------------------------------------         Officer and Director
          Ronald L. Hoffman

        /s/ ROBERT G. KUHBACH              Vice President, Finance and      February 27, 2004
--------------------------------------     Chief Financial Officer and
          Robert G. Kuhbach                         Treasurer
                                          (Principal Financial Officer)

      /s/ RAYMOND T. MCKAY, JR.             Vice President, Controller      February 27, 2004
--------------------------------------    (Principal Accounting Officer)
        Raymond T. McKay, Jr.

         /s/ DAVID H. BENSON                         Director               February 27, 2004
--------------------------------------
           David H. Benson

       /s/ JEAN-PIERRE M. ERGAS                      Director               February 27, 2004
--------------------------------------
         Jean-Pierre M. Ergas

       /s/ KRISTIANE C. GRAHAM                       Director               February 27, 2004
--------------------------------------
         Kristiane C. Graham

          /s/ JAMES L. KOLEY                         Director               February 27, 2004
--------------------------------------
            James L. Koley

       /s/ RICHARD K. LOCHRIDGE                      Director               February 27, 2004
--------------------------------------
         Richard K. Lochridge

                  *                                  Director               February 27, 2004
--------------------------------------
          Bernard G. Rethore

          /s/ GARY L. ROUBOS                         Director               February 27, 2004
--------------------------------------
            Gary L. Roubos

        /s/ MICHAEL B. STUBBS                        Director               February 27, 2004
--------------------------------------
          Michael B. Stubbs


 *By:       /s/ JOSEPH W. SCHMIDT
        ------------------------------
              Joseph W. Schmidt
               Attorney-in-Fact

                                 EXHIBIT INDEX

 (3)(i) Restated Certificate of Incorporation, filed as Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the Period Ended June 30, 1998 (SEC File No. 001-04018), is incorporated by reference.
 (3)(ii)       Certificate of Correction to the Restated Certificate of
               Incorporation dated as of January 24, 2003, filed as Exhibit
               3(i) to the Company's Current Report on Form 8-K filed
               February 28, 2003 (SEC File No. 001-04018), is incorporated by reference.
 (3)(iii)      By-Laws of the Company.
 (4.1)         Amended and Restated Rights Agreement, dated as of November
               15, 1996, between Dover Corporation and Harris Trust Company of New York, filed as Exhibit 1 to Form 8-A/A dated November
               15, 1996 (SEC File No. 001-04018), is incorporated by reference.
 (4.2)         Indenture, dated as of June 8, 1998 between Dover
               Corporation and The First National Bank Chicago, as Trustee, filed as Exhibit 4.1 to the Company's Current Report on Form
               8-K filed June 12, 1998 (SEC File No. 001-04018), is
               incorporated by reference.
 (4.3)         Form of 6.25% Note due June 1, 2008 ($150,000,000 aggregate principal amount), filed as Exhibit 4.3 to the Company's
               Current Report on Form 8-K filed June 12, 1998 (SEC File No.
               001-04018), is incorporated by reference.
 (4.4)         Form of 6.65% Note due June 1, 2028 ($200,000,000 aggregate principal amount), filed as Exhibit 4.4 to the Company's
               Current Report on Form 8-K filed June 12, 1998 (SEC File No.
               001-04018), is incorporated by reference.
 (4.5) Form of Indenture, dated as of November 14, 1995 between the Company and The First National Bank of Chicago, as Trustee, relating to the 6.45% Notes due November 15, 2005 (including the form of the note), filed as Exhibit 4 to the Company's
               Registration Statement on Form S-3 (SEC File No. 33-63713), is incorporated by reference.
 (4.6)         Form of 6.50% Notes due February 15, 2011 ($400,000,000
               aggregate principal amount), filed as Exhibit 4.3 to the Company's current report on Form 8-K filed February 12, 2001
               (SEC File No. 001-04018), is incorporated by reference.
 (4.7) Indenture, dated as of February 8, 2001 between the Company and BankOne Trust Company, N.A., as trustee, filed as
               Exhibit 4.1 to the Company's current report on Form 8-K filed February 12, 2001 (SEC File No. 001-04018), is incorporated by reference.
 (4.8)         Officers' certificate, dated February 12, 2001, pursuant to
               Section 301 of the Indenture, dated as of February 8, 2001 between the Company and BankOne Trust Company N.A., as trustee, filed as Exhibit 4.2 to the Company's current report on Form 8-K filed February 12, 2001 (SEC File No.
               001-04018), is incorporated by reference.
               The Company agrees to furnish to the Securities and Exchange
               Commission upon request, a copy of any instrument with respect to long-term debt under which the total amount of securities authorized does not exceed 10 percent of the total consolidated assets of the Company.
(10.1)         1984 Incentive Stock Option and 1984 Cash Performance
               Program, filed as Exhibit 10(a) to Annual Report on Form
               10-K for year ended December 31, 1984 (SEC File No.
               001-04018), is incorporated by reference.*
(10.2)         Employee Savings and Investment Plan, filed as Exhibit 99 to
               Registration Statement on Form S-8 (SEC File No. 33-01419), is incorporated by reference.*
(10.3)         Amended and Restated 1996 Non-Employee Directors' Stock
               Compensation Plan, included as Exhibit A to the Proxy
               Statement, dated March 17, 2003 (SEC File No. 001-04018), is incorporated by reference.*
(10.4)         Executive Officer Annual Incentive Plan, included as Exhibit
               A to the Proxy Statement, dated March 17, 2003 (SEC File No.
               001-04018), is incorporated by reference.*
(10.5) Form of Executive Severance Agreement, filed as Exhibit 10.6 to Annual Report on Form 10-K for year ended December 31,
               1998 (SEC File No. 001-04018), is incorporated by reference.*
(10.6)         1995 Incentive Stock Option and 1995 Cash Performance
               Program, filed as Exhibit 10.7 to Annual Report on Form 10-K for year ended December 31, 2000 (SEC File No. 001-04018), is incorporated by reference.*

(10.7)         Dover Corporation Deferred Compensation Plan, as amended as of December 31, 2001, filed as Exhibit 10 to the Company's
               Current Report on Form 8-K filed February 28, 2002 (SEC File
               No. 001-04018), is incorporated by reference.*
(14)           Dover Corporation Code of Ethics for Chief Executive Officer
               and Senior Financial Officers.
(18)           Letter of Preferability regarding a change in accounting
               principle.
(21)           Subsidiaries of Dover.
(23.1)         Consent of Independent Auditors.
(24)           Power of Attorney.
(31.1)         Certification pursuant to Rule 13a-14(a) of the Securities and Exchange Act of 1934, as amended, signed and dated by
               Robert G. Kuhbach.
(31.2)         Certification pursuant to Rule 13a-14(a) of the Securities and Exchange Act of 1934, as amended, signed and dated by
               Thomas L. Reece.
(32)           Certification pursuant to 18 U.S.C. Section 1350, as
               adopted, pursuant to section 906 of the Sarbanes-Oxley Act of 2002, signed and dated by Robert G. Kuhbach and Thomas L.
               Reece.

---------------

* Executive compensation plan or arrangement.