Form 10-Q
period 2004-03-31
DOVER CORP
filed 2004-04-30
CIK 29905

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549
FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2004	Commission File No. 1-4018

DOVER CORPORATION

(Exact name of registrant as specified in its charter)

Delaware (State of Incorporation)	53-0257888 (I.R.S. Employer Identification No.)

280 Park Avenue, New York, NY (Address of principal executive offices)	10017 (Zip Code)

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

The number of shares outstanding of the Registrant’s common stock as April 26, 2004 was 203,253,378.

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS

DOVER CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF EARNINGS
(unaudited) (in thousands, except per share figures)

	Three Months Ended March 31,
	2004	2003
Net sales	$1,242,380	$998,373
Cost of sales	806,515	650,755

Gross profit	435,865	347,618
Selling and administrative expenses	303,177	256,178

Operating profit	132,688	91,440

Interest expense, net	14,680	16,479
All other (income) expense, net	313	(620)

Total	14,993	15,859

Earnings from continuing operations, before taxes on income	117,695	75,581
Federal and other taxes on income	33,886	17,892

Net earnings from continuing operations	83,809	57,689

Net (losses) earnings from discontinued operations	(697)	1,782

Net earnings	$83,112	$59,471

Net earnings per common share:
Basic
- Continuing operations	$0.41	$0.28
- Discontinued operations	—	0.01

- Net earnings	$0.41	$0.29

Diluted
- Continuing operations	$0.41	$0.28
- Discontinued operations	—	0.01

- Net earnings	$0.41	$0.29

Weighted average number of common shares outstanding during the period:
Basic	203,088	202,431
Diluted	204,763	202,949

The computations of basic and diluted earnings per share from continuing operations were as follows:

	Three Months Ended March 31,
	2004	2003
Numerator:
Net earnings from continuing
operations available to common stockholders	$83,809	$57,689

Denominator:
Basic weighted average shares	203,088	202,431
Effect of dilutive securities Employee stock options	1,675	518

Denominator:
Diluted weighted average shares	204,763	202,949

Basic earnings per share from continuing operations	$0.41	$0.28

Diluted earnings per share from continuing operations	$0.41	$0.28

Shares excluded from dilutive effect due to exercise price exceeding average market price of Dover’s common stock	2,777	6,506

See Notes to Condensed Consolidated Financial Statements

2 of 24

DOVER CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited) (in thousands)

	March 31, 2004	December 31, 2003
Assets:
Current assets:
Cash and equivalents	$422,533	$370,379
Receivables, net of allowance for doubtful accounts	801,280	747,567
Inventories, net	666,938	639,339
Deferred tax and other current assets	102,951	92,355

Total current assets	1,993,702	1,849,640

Property, plant and equipment, net	701,476	717,875
Goodwill	1,836,150	1,844,701
Intangible assets, net of amortization	341,292	349,328
Other assets and deferred charges	212,308	208,069
Assets of discontinued operations	172,878	164,139

Total assets	$5,257,806	$5,133,752

Liabilities:
Current liabilities:
Short-term debt and commercial paper	$23,842	$63,669
Accounts payable	300,964	258,890
Accrued compensation and employee benefits	133,635	151,414
Accrued insurance	76,249	69,509
Other accrued expenses	232,148	225,888
Federal and other taxes on income	204,693	141,431

Total current liabilities	971,531	910,801

Long-term debt	1,006,051	1,003,915
Deferred income taxes	240,032	233,906
Other deferrals (principally compensation)	172,948	168,573
Liabilities from discontinued operations	87,445	73,886
Stockholders’ equity:
Total stockholders’ equity	2,779,799	2,742,671

Total liabilities and stockholders’ equity	$5,257,806	$5,133,752

DOVER CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
(unaudited) (in thousands)

			Accumulated
	Common	Additional	Other			Total
	Stock	Paid-In	Comprehensive	Retained	Treasury	Stockholders’	Comprehensive
	$1 Par Value	Capital	Income (Loss)	Earnings	Stock	Equity	Income
Balance as of December 31, 2003	$238,304	$80,746	$119,673	$3,342,020	$(1,038,072)	$2,742,671	$451,209

Net earnings	—	—	—	83,112	—	83,112	$83,112
Dividends paid	—	—	—	(30,479)	—	(30,479)	—
Common stock issued for options exercised	333	8,119	—	—	—	8,452	—
Stock acquired during the year	—	—	—	—	(1,466)	(1,466)	—
Decrease from translation of foreign financial statements	—	—	(22,406)	—	—	(22,406)	(22,406)
Unrealized holding gains (losses)	—	—	(85)	—	—	(85)	(85)

Balance as of March 31, 2004	$238,637	$88,865	$97,182	$3,394,653	$(1,039,538)	$2,779,799	$60,621

Preferred Stock, $100 par value per share. 100,000 shares authorized; none issued.

Dividends paid per share were $.15 and $.135 for the period ending March 31, 2004 and 2003, respectively.

See Notes to Condensed Consolidated Financial Statements

3 of 24

DOVER CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited) (in thousands)

	Three Months Ended March 31,
	2004	2003
Cash flows from operating activities:
Net earnings	$83,112	$59,471

Adjustments to reconcile net earnings to net cash from operating activities:
Net (earnings) losses from discontinued operations	697	(1,782)
Depreciation and amortization	38,201	36,901
Changes in current assets and liabilities (excluding effects of acquisitions, dispositions and foreign exchange):
Decrease (increase) in accounts receivable	(62,547)	(19,744)
Decrease (increase) in inventories	(33,171)	(13,621)
Decrease (increase) in prepaid expenses & other assets	(8,884)	(3,230)
Increase (decrease) in accounts payable	46,892	28,069
Increase (decrease) in accrued expenses	(1,342)	(25,747)
Increase (decrease) in accrued federal and other taxes payable	63,262	(15,227)
Net change (increase) decrease in current assets and liabilities	4,210	(49,500)
Net change (increase) decrease in non-current assets & liabilities and other	10,144	5,585

Total adjustments	53,252	(8,796)

Net cash from operating activities	136,364	50,675

Cash flows from (used in) investing activities:
Additions to property, plant and equipment	(20,931)	(19,144)
Acquisitions (net of cash and cash equivalents acquired)	—	(15,196)

Net cash used in investing activities	(20,931)	(34,340)

Cash flows from (used in) financing activities:
Increase (decrease) in debt	(37,691)	1,328
Purchase of treasury stock	(1,466)	(699)
Proceeds from exercise of stock options	4,363	1,173
Cash dividends to stockholders	(30,479)	(27,339)

Net cash used in financing activities	(65,273)	(25,537)

Effect of exchange rate changes on cash	(6,320)	816

Cash from (used in) discontinued operations	8,314	7,401

Net increase (decrease) in cash & cash equivalents	52,154	(985)
Cash & cash equivalents at beginning of period	370,379	293,824

Cash & cash equivalents at end of period	$422,533	$292,839

See Notes to Condensed Consolidated Financial Statements

4 of 24

DOVER CORPORATION
MARKET SEGMENT RESULTS
(unaudited) (in thousands)

	Three Months Ended March 31,
	2004	2003
SALES
Diversified	$293,559	$276,170
Industries	287,169	241,063
Resources	303,711	223,105
Technologies	360,110	260,042
Intramarket eliminations	(2,169)	(2,007)

Net sales	$1,242,380	$998,373

EARNINGS
Diversified	$30,862	$31,238
Industries	32,717	26,362
Resources	49,389	32,487
Technologies	30,870	10,498

Subtotal continuing operations	143,838	100,585
Corporate expense	(11,463)	(8,525)
Net interest expense	(14,680)	(16,479)

Earnings from continuing operations,
before taxes on income	117,695	75,581
Federal and other taxes on income	33,886	17,892

Net earnings from continuing operations	$83,809	$57,689

See Notes to Condensed Consolidated Financial Statements

5 of 24

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE A — Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and changes in financial position in conformity with accounting principles generally accepted in the United States of America. It is the opinion of the Company’s management that all adjustments necessary for a fair statement of the interim results presented have been reflected therein. All such adjustments were of a normal recurring nature. The results of operations of any interim period are not necessarily indicative of the results of operations for the fiscal year. Certain amounts in prior years have been reclassified to conform to the current quarter’s presentation.

For a more complete understanding of the Company’s financial position, operating results, business properties and other matters, reference is made to the Company’s Annual Report on Form 10-K which was filed with the Securities and Exchange Commission on February 27, 2004.

NOTE B — Stock-Based Compensation

SFAS No. 123 “Accounting for Stock-Based Compensation,” allows companies to measure compensation cost in connection with employee share option plans using a fair value based method or to continue to use an intrinsic value based method as defined by APB No. 25 “Accounting for Stock Issued to Employees,” which generally does not result in a compensation cost at time of grant. The Company accounts for stock-based compensation under APB 25, and does not recognize stock-based compensation expense upon the grant of its stock options because the option terms are fixed and the exercise price equals the market price of the underlying stock on the grant date.

The following table illustrates the effect on net earnings and basic diluted earnings per share if the Company had recognized compensation expense upon grant of the options, based on the Black-Scholes option pricing model:

	Three Months Ended March 31,
(in thousands, except per share figures)	2004	2003
Net earnings, as reported	$83,112	$59,471
Deduct:
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(4,649)	(4,387)

Pro forma net earnings	$78,463	$55,084

Earnings per share:
Basic-as reported	$0.41	$0.29

Basic-pro forma	0.39	0.27

Diluted-as reported	$0.41	$0.29

Diluted-pro forma	0.38	0.27

The fair value of each option grant was estimated on the date of grant using a Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended March 31,
	2004	2003
Risk-free interest rates	3.71%	3.87%
Dividend yield	1.46%	1.40%
Expected life	8	8
Volatility	31.54%	30.64%
Weighted average option grant price	$41.25	$24.58
Weighted average fair value of options granted	$14.89	$8.90

6 of 24

NOTE C — Acquisitions

The Company completed six acquisitions during 2003. The following unaudited pro forma information presents the results of operations of the Company as if the 2003 acquisitions had taken place on January 1, 2003. There were no acquisitions during the first quarter of 2004.

	For the three months ended March 31,
(in thousands except per share figures)	2004	2003
Net sales from continuing operations:
As reported	$1,242,380	$998,373
Pro forma	—	1,050,329
Net earnings from continuing operations:
As reported	$83,809	$57,689
Pro forma	—	63,572
Basic earnings per share from continuing operations:
As reported	$0.41	$0.28
Pro forma	—	0.31
Diluted earnings per share from continuing operations:
As reported	$0.41	$0.28
Pro forma	—	0.31

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

NOTE D — Inventory

Summary by Components

	March 31,	December 31,
(in thousands)	2004	2003
Raw materials	$294,987	$288,858
Work in progress	184,175	169,134
Finished goods	217,945	210,989

Total	697,107	668,981
Less LIFO reserve	(30,169)	(29,642)

Net amount per balance sheet	$666,938	$639,339

NOTE E — Property, Plant and Equipment

Summary by Components

	March 31,	December 31,
(in thousands)	2004	2003
Land	$53,209	$53,705
Buildings	465,162	463,603
Machinery and equipment	1,378,701	1,393,098
Less accumulated depreciation	(1,195,596)	(1,192,531)

Net amount per balance sheet	$701,476	$717,875

The Company changed its method of depreciation for assets acquired on or after January 1, 2004 from an accelerated method to the straight-line method of depreciation. Management’s decision to change was based on the fact that straight-line depreciation has become a better method of matching revenue and expenses over the estimated useful life of capitalized assets given their characteristics and usage patterns. The Company has determined that the design and durability of these assets increasingly does not diminish to any significant degree over time and it is therefore preferable to recognize the related cost uniformly over their estimated useful lives. The effect of the change for the three month period ended March 31, 2004, was immaterial to the financial results of the Company.

7 of 24

NOTE F — Goodwill

The following table provides the changes in carrying value of goodwill by market segment through the three months ended March 31, 2004:

(in thousands)	Diversified	Industries	Resources	Technologies	Total
Balance as of December 31, 2003	$402,969	$376,624	$509,881	$555,227	$1,844,701
Other (primarily currency translation)	336	(810)	(1,035)	(7,042)	(8,551)

Balance as of March 31, 2004	$403,305	$375,814	$508,846	$548,185	$1,836,150

NOTE G — Discontinued Operations

During the first quarter of 2004 Dover disposed of a small SEC business in the Technologies segment resulting in a gain on sale of $6.5 million, net of tax, which was offset by an adjustment to the fair value of two discontinued businesses from the Diversified segment, resulting in a charge of $6.9 million, net of tax. Comparatively, during the first quarter of 2003, Dover divested Wittemann from the Resources segment as well as small product line businesses at both OK International and Vectron International from the Technologies segment, all of which were previously classified as discontinued operations. The 2003 dispositions did not have a material impact on Dover’s financial results. Net earnings from discontinued operations during the first quarter of 2003 were primarily income from operations.

NOTE H — Debt

Dover’s long-term notes with a book value of $1,006.1 million at March 31, 2004, had a fair value of approximately $1,124.0 million at March 31, 2004. The estimated fair value of the Company’s long-term notes is based on quoted market prices for similar issues. As of March 31, 2004, Dover is in compliance with all debt covenants.

During 2003, the Company entered into three $50.0 million interest rate swap agreements terminating on June 1, 2008, for a total notional amount of $150.0 million, designated as fair value hedges of the $150.0 million 6.25% Notes, due on June 1, 2008, to exchange fixed rate interest for variable rate interest. During the first quarter of 2004, the Company terminated one of these interest rate swaps with a notional amount of $50.0 million with no material impact to the Company. The remaining two swaps, and the net interest payments or receipts from these agreements are recorded as adjustments to interest expense. There is no hedge ineffectiveness as of March 31, 2004, and the fair value of the interest rate swaps of $4.7 million was determined through market quotations and is reported in other assets and long-term debt.

Subsequent to the first quarter, the Company entered into one interest rate swap agreement terminating on June 1, 2008, with a total notional amount of $50.0 million designated in a foreign currency to exchange fixed rate interest for variable rate interest. This swap is designated as a fair value hedge of the 6.25% Notes, due June 1, 2008.

NOTE I — Commitments and Contingent Liabilities

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

8 of 24

Estimated warranty program claims are provided for at the time of sale. Amounts provided for are based on historical costs and adjusted new claims. A roll forward of the warranty provision through March 31, 2004, is as follows:

(in thousands)
Balance at December 31, 2003	$42,124
Provision for warranties	6,160
Settlements made	(5,545)
Other adjustments (primarily currency translation)	(454)

Balance at March 31, 2004	$42,285

NOTE J — Employee Benefit Plans

The following table sets forth the components of the Company’s net periodic expense for the three months ended March 31, 2004 and 2003:

	Pension Benefits		Post Retirement Benefits
(in thousands)	2004	2003	2004	2003
Expected return on plan assets	$6,877	$5,883	$—	$—
Benefits earned during period	(3,358)	(2,807)	(229)	(88)
Interest accrued on benefit obligation	(5,654)	(4,884)	(559)	(398)
Amortization
Prior service cost	(1,223)	(1,016)	(228)	6
Unrecognized actuarial gains (losses)	(936)	(186)	(39)	11
Transition	268	275	—	—

Net periodic expense	$(4,026)	$(2,735)	$(1,055)	$(469)

The Company anticipates that employer discretionary contributions to defined benefit plan assets during the year ending December 31, 2004, will range between $5.0 million and $15.0 million. As of March 31, 2004, no discretionary contributions have been made.

NOTE K — New Accounting Standards

In January 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. FAS 106-1 (FSP 106-1), “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, improvement and Modernization Act of 2003.” FSP 106-1 permits employers that sponsor post-retirement benefits plans that provide prescription drug benefits to retirees to make a one-time election to defer accounting for any effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”). The Company has elected to defer accounting for any effect of the Act until the third quarter of 2004 as permitted under the FSP. Therefore, the amounts included in the financial statements related to the Company’s postretirement benefits plans do not reflect the effects of the Act. The effect is not expected to be material to the Company’s results of operations, cash flow or financial position.

9 of 24

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(1) MATERIAL CHANGES IN CONSOLIDATED FINANCIAL CONDITION:

Management assesses the Company’s liquidity in terms of its ability to generate cash to fund its operating, investing and financing activities. Significant factors affecting liquidity are: cash flows generated from operating activities, capital expenditures, acquisitions, dispositions, dividends, adequacy of available bank lines of credit and the ability to attract long-term capital with satisfactory terms. The Company continues to generate substantial cash from operations and remains in a strong financial position, with enough liquidity available for reinvestment in existing business and for strategic acquisitions, while managing the capital structure on a short- and long-term basis.

The following table is derived from the Condensed Consolidated Statements of Cash Flows:

	Three Months Ended March 31,
Cash flows from Operations (in thousands, unaudited)	2004	2003
Cash flows provided by operating activities	$136,364	$50,675
Cash flows (used in) investing activities	(20,931)	(34,340)
Cash flows (used in) financing activities	(65,273)	(25,537)

Cash flow provided from operating activities for the first three months of 2004 increased $85.7 million compared to the first three months of 2003. Increases in cash flows from operations were primarily driven by increased net earnings of $26.1 million and tax refunds of $41.7 million. The proceeds from the tax refund will be used for general corporate purposes.

The level of cash used in investing activities for the first three months of 2004 decreased $13.4 million compared to the first three months of 2003, reflecting reduced acquisition activity from the comparable prior year period. There were no acquisition expenditures for the first three months of 2004 compared to $15.2 million in the comparable 2003 period. Capital expenditures made in the first three months of 2004 increased $1.8 million to $20.9 million, compared to $19.1 million in the comparable 2003 period. The Company currently anticipates that any additional acquisitions made during 2004, will be funded from available cash and internally generated funds and, if necessary, through established lines of credit or public debt markets.

Cash used in financing activities through March 31, 2004, increased $39.7 million compared to the first three months of 2003. Net cash used from financing activities during the first three months of 2004 primarily reflected a net $37.7 million decrease of debt and dividend payments of $30.5 million, compared with a prior year net increase in debt of $1.3 million and dividend payments of $27.3 million.

The Company’s cash and cash equivalents increased 14% during the first three months of 2004 to $422.5 million at March 31, 2004, compared to $370.4 million at December 31, 2003. Cash and cash equivalents were invested in highly liquid investment grade debt instruments with a maturity of 90 days or less.

Operational working capital (calculated as accounts receivable, plus inventory, less accounts payable) increased from December 31, 2003, by $39.2 million or 3% to $1,167.3 million, primarily driven by increases in receivables of $53.7 million and increases in inventory of $27.6 million, offset by increases in payables of $42.1 million. Excluding the impact of changes in foreign currency of $9.6 million, working capital would have increased $48.8 million or 4% from December 31, 2003. The increase in accounts receivables and inventory needed to support the Company’s increased sales was partially mitigated by an increase in accounts payable, as the Company continues to focus on working capital management.

In addition to measuring its cash flow generation and usage based upon the operating, investing and financing classifications included in the Consolidated Statement of Cash Flow, the Company also measures free cash flow. Management believes that free cash flow is an important measure of operating performance because it provides both management and investors a measurement of cash generated from operations that is available to fund acquisitions and repay debt. Dover’s free cash flow for the three months ended March 31, 2004, increased significantly as cash generated from operations improved $85.7 million from the comparable 2003 period.

10 of 24

The following table is a reconciliation of free cash flow with cash flows from operating activities:

	Three Months Ended March 31,
Free Cash Flow (in thousands, unaudited)	2004	2003
Cash flow provided by operating activities	$136,364	$50,675
Less: Capital expenditures	(20,931)	(19,144)
Dividends to stockholders	(30,479)	(27,339)

Free cash flow	$84,954	$4,192

The Company utilizes the total debt and net debt to total capitalization calculations to assess its overall financial leverage and believes the calculations are useful to its stakeholders for the same reason. The following table provides a reconciliation of net debt to total capitalization with the GAAP information:

	March 31,	December 31,
Net Debt to Total Capitalization Ratio (in thousands, unaudited)	2004	2003
Short-term debt and commercial paper	$23,842	$63,669
Long-term debt	1,006,051	1,003,915
Less: Cash, equivalents and marketable securities	423,420	371,397

Net debt	606,473	696,187
Add: Stockholders’ equity	2,779,799	2,742,671

Total capitalization	$3,386,272	$3,438,858
Net debt to total capitalization	17.9%	20.2%

The total debt level of $1,029.9 million as of March 31, 2004, decreased from December 31, 2003, as a result of a decrease of approximately $40 million of short-term commercial paper during the quarter. Net debt as of March 31, 2004, decreased $89.7 million as a result of the decrease in commercial paper and an increase in cash and cash equivalents as a result of increased cash flow from operations. As of March 31, 2004, the Company was in compliance with all debt covenants.

During the first quarter of 2004, the Company terminated one interest rate swap with a notional amount of $50.0 million with no material impact to the Company. Subsequent to the first quarter, the Company entered into one interest rate swap agreement terminating on June 1, 2008, with a total notional amount of $50.0 million designated in a foreign currency to exchange fixed rate interest for variable rate interest. This swap is designated as a fair value hedge of the 6.25% Notes, due June 1, 2008.

(2) MATERIAL CHANGES IN RESULTS OF OPERATIONS:

Three Months Ended March 31, 2004, Compared with Three Months Ended March 31, 2003

Gross Profit

	Three Months Ended March 31,
(in thousands, unaudited)	2004	2003	% Change
Net sales	$1,242,380	$998,373	24%
Cost of sales	806,515	650,755	24%
Gross profit	435,865	347,618	25%
Gross profit margin	35.1%	34.8%

Sales in the first quarter of 2004 increased $244.0 million from the comparable 2003 period, driven by increases of $100.1 million at Technologies, $80.6 million at Resources, $46.1 million at Industries and $17.4 million at Diversified. Sales would have increased 19% to $1,188.5 million if 2003 foreign currency translation rates were applied to 2004 results. Acquisitions completed subsequent to the first quarter of 2003 contributed $57.9 million to consolidated sales during the quarter ended March 31, 2004. Gross profit margin increased slightly from the comparable 2003 period as a result of improved operational efficiencies.

11 of 24

Operating Profit

	Three Months Ended March 31,
(in thousands, unaudited)	2004	2003	% Change
Selling and administrative expenses	$303,177	$256,178	18%
S&A as a % of sales	24%	26%
Operating profit	132,688	91,440	45%
Operating profit as a % of sales	10.7%	9.2%

Selling and administrative expenses for the first quarter of 2004 increased $47.0 million from the comparable 2003 period, primarily due to increased business activity, while selling and administrative expenses as a percentage of sales decreased as a result of prior years’ restructuring programs which focused on cost reductions and business efficiencies. Operating profit and operating profit as a percentage of sales increased as a direct result of increased gross profit and a relative improvement in selling and administrative expenses.

Interest and Other (Income) Expense

	Three Months Ended March 31,
(in thousands, unaudited)	2004	2003	% Change
Interest expense, net	$14,680	$16,479	-11%
Other (income) expense	313	(620)	150%

Net interest expense decreased $1.8 million from the comparable 2003 period, primarily as a result of lower effective interest rates on long term notes impacted by interest rate swaps entered into during the third quarter of 2003. Other net expenses for the first quarter of 2004 and the other net income for the comparable 2003 period were insignificant to the financial results of the Company.

The effective tax rate for continuing operations for the first quarter of 2004 was 28.8% compared to last year’s first quarter tax rate of 23.7%. The increase in the 2004 rate is primarily attributable to a decrease in the amounts of anticipated tax benefits from tax credit programs such as those for R&D, an increase in sales not qualifying for tax incentives relating to U.S. export sales and an increase in state income taxes. The prior year low effective tax rates were largely due to the continuing benefit from tax credit programs such as those for R&D combined with the benefit from U.S. export programs, low effective foreign tax rates, and the recognition of certain capital loss benefits.

Net earnings from continuing operations for the first quarter of 2004 were $83.8 million or $.41 per diluted share compared to $57.7 million or $.28 per diluted share from continuing operations in the comparable 2003 period. For the first quarter of 2004, net earnings were $83.1 million or $.41 per diluted share, including $0.7 million in losses from discontinued operations, compared to $59.5 million or $.29 per diluted share in the first quarter of 2003, which included $1.8 million or $.01 per diluted share in earnings from discontinued operations.

Losses from discontinued operations in the first quarter of 2004 were primarily attributable to the sale of a small SEC business in the Technologies segment resulting in a gain on sale of $6.5 million, net of tax, which was offset by an adjustment to the fair value of two discontinued businesses from the Diversified segment, resulting in a charge of $6.9 million, net of tax. Comparatively, earnings from discontinued operations during the first quarter of 2003 was primarily attributable to operations earnings.

12 of 24

Diversified

	Three Months Ended March 31,
(in thousands, unaudited)	2004	2003	% Change
Net sales	$293,559	$276,170	6%
Earnings	30,862	31,238	-1%
Operating margins	10.5%	11.3%
Bookings	349,479	278,884	25%
Book-to-Bill	1.19	1.01
Backlog	391,838	334,701	17%

Diversified’s first quarter earnings were essentially flat compared to the prior year, as favorable year-over-year earnings posted by 7 of 11 operating companies were offset by a sizable unfavorable comparison at Belvac, which shipped two large can lines in the first quarter of 2003 that produced nearly half of the company’s annual earnings. Overall, the Diversified companies are beginning to see business conditions improve, evidenced by increased bookings at 10 of 11 operating companies. Crenlo achieved the largest incremental year-over-year earnings improvement as cost cutting initiatives and productivity improvements provided positive leverage on increased construction and agriculture equipment sales volume. SWEP reported a record quarter, benefiting from increased compact brazed heat exchanger volume and improved productivity. Bookings remain on a positive trend at SWEP, and the company is now focused on maintaining on-time delivery during this period of increased demand. Sargent’s earnings were the highest in 10 quarters, fueled by robust military business and improving commercial aerospace markets. PMI’s automotive and performance sports markets showed signs of improvement, and increased volume combined with productivity gains led to increased earnings. Hill Phoenix was again the largest contributor to Diversified’s earnings although its results fell short of its strong first quarter performance in 2003. Hill Phoenix was hindered by slow first quarter capital programs of two major customers but expects sales and earnings to improve in the second quarter.

Industries

	Three Months Ended March 31,
(in thousands, unaudited)	2004	2003	% Change
Net sales	$287,169	$241,063	19%
Earnings	32,717	26,362	24%
Operating margins	11.4%	10.9%
Bookings	323,906	257,845	26%
Book-to-Bill	1.13	1.07
Backlog	239,335	137,826	74%

Industries achieved its highest quarterly sales results to date, with favorable year-over-year earnings comparisons at 9 of its 12 operating companies. First quarter results were impacted by a rebound in market conditions that was partially offset by the impact of higher steel prices. While several companies increased their market share, competitive pressures continued to depress margins. Actions taken throughout 2003 to right-size businesses (including a number of plant consolidations) helped to mitigate margin deterioration. The primary earnings drivers were Heil Environmental, Heil Trailer and Chief Automotive. A revenue increase of over 20% driven by market growth in both the North American Refuse Vehicles and Dump Body markets contributed to Heil Environmental’s profitability, although its earnings were partially offset by rising steel prices and residual plant closing costs. Heil Trailer benefited from strong military sales and a pick-up in petroleum volume, and Chief’s sales of computerized measuring products more than offset weakness in collision repair equipment. Triton had the highest volume quarter in its history, driven by strong European sales. Tipper Tie’s European operations results led to improved sales and earnings compared to last year. Rotary Lift sales were also a record for the quarter, fueled by strong North American shipments and contributions from a recent German acquisition. North American bookings were at an all-time high, contributing to optimism about Rotary Lift’s performance going forward, even though rising steel costs continue to negatively impact margins. Marathon’s results were the highest in over a year, driven primarily by strong compactor sales. Earnings declined slightly at PDQ, DI Foodservice and Kurz-Kasch. DI Foodservice showed the only sales decline for the quarter due to weak chain store sales, although margins improved as consolidation efforts undertaken in 2003 are now contributing to the bottom line.

13 of 24

Resources

	Three Months Ended March 31,
(in thousands, unaudited)	2004	2003	% Change
Net sales	$303,711	$223,105	36%
Earnings	49,389	32,487	52%
Operating margins	16.3%	14.6%
Bookings	349,635	232,831	50%
Book-to-Bill	1.15	1.04
Backlog	149,809	80,068	87%

Resources’ positive earnings are a result of the 2003 acquisition of Warn, the general strength in most of Resources’ businesses and the markets served by those businesses. Overall, there were favorable year-over-year earnings comparisons at 10 of its 12 operating companies. In particular, the energy businesses continued to benefit from strong energy demand, high energy prices and increased activity in exploration, production and transmission segments. Bookings for the energy businesses were up 35% compared to the prior year, resulting in a 1.14 book-to-bill ratio. Both OPW companies continued to benefit from new environmental regulations worldwide as well as an upswing related to petroleum retailing, refining and transportation. These companies also continue to benefit from global sourcing and the expansion of their global manufacturing and sales activities. The pump companies, Wilden and Blackmer, have seen stabilization of their end markets in the U.S. and strong international growth. Blackmer realized improved earnings as a result of steps previously taken to consolidate and restructure its business in late 2003, while Wilden recorded slightly lower earnings due to product mix. The material handling businesses, Warn, Tulsa Winch and Texas Hydraulics, benefited from renewed strength in the construction, crane, recovery vehicle and refuse markets. Warn, which was up sequentially in sales, earnings and margins, has also begun to realize the expected increase in demand for its new Integrated Wheel End technology on new truck programs. De-Sta-Co Industries also had a very solid first quarter, with strong results in all global segments offset by a reduction in new automotive projects.

Technologies

	Three Months Ended March 31,
(in thousands, unaudited)	2004	2003	% Change
Net sales	$360,110	$260,042	38%
Earnings	30,870	10,498	194%
Operating margins	8.6%	4.0%
Bookings	407,561	276,498	47%
Book-to-Bill	1.13	1.06
Backlog	223,044	146,415	52%

For the first quarter of 2004, Technologies reported significant growth in bookings, sales and earnings at all three of its platforms, with favorable year-over-year comparisons at 10 of its 13 operating companies. Sequentially, bookings, sales and earnings grew 15%, 7% and 30%, respectively. All but one of the Technologies companies were profitable during the first quarter, with 6 companies generating double-digit operating margins. Both sales and earnings were positively impacted by fluctuations in foreign currency exchange rates when compared to the first quarter of 2003. Imaje’s first quarter sales increased 28% over the same period last year with an earnings increase of 7%. The strength of the Euro against the dollar continued to negatively impact Imaje’s competitive pricing. Imaje continues to introduce new products, primarily in the non-continuous ink jet area for medium and large character printers and thermal transfer on line printers. Aggressive marketing has lead to an increase of 69% in backlog compared to last year.

14 of 24

Circuit Board Assembly and Test (CBAT)

	Three Months Ended March 31,
(in thousands, unaudited)	2004	2003	% Change
Net sales	$223,348	$148,883	50%
Earnings	20,320	1,637	1141%
Operating margins	9.1%	1.1%
Bookings	259,353	160,495	62%
Book-to-Bill	1.16	1.08
Backlog	142,697	84,957	68%

The CBAT businesses recorded earnings increases of $7.9 million compared to the fourth quarter of 2003 and $18.7 million compared to the first quarter of 2003. Sequential results showed significant improvement in operating leverage. The growth in the CBAT segment was experienced by all operating companies; however, the strongest growth was attributable to continued increased demand in the backend semiconductor products at Alphasem and Everett Charles Technologies, as sequential earnings increased 64%. Margins for these back-end semiconductor companies are nearing 2000 levels. The core circuit board assembly companies, Universal, DEK and Soltec, all had positive earnings gains over prior year and sequentially, strong bookings and positive book-to-bill ratios for the quarter. Universal’s bookings increased 29% sequentially, as demand for their new products have been strong.

Specialty Electronic Components (SEC)

	Three Months Ended March 31,
(in thousands, unaudited)	2004	2003	% Change
Net sales	$58,971	$50,315	17%
Earnings	4,956	3,009	65%
Operating margins	8.4%	6.0%
Bookings	66,894	53,856	24%
Book-to-Bill	1.13	1.07
Backlog	55,006	46,422	18%

The SEC businesses achieved sales increases of $1.8 million, an increase of 3% over last year’s fourth quarter. The SEC businesses reported a 139% improvement in earnings over the fourth quarter of 2003 and first quarter operating margins of 8.4%. Vectron, the largest of the SEC companies, reported a significant increase in sales and earnings of 31% and 178%, respectively, over the same quarter of 2003. Vectron, as did substantially all of the SEC companies, benefited from the strong increase in wireless infrastructure capital spending and improved opportunities in the military and space markets. Wireline capital spending remained relatively flat compared to the fourth quarter of 2003.

Outlook

Dover’s first quarter results reflect a continuation of the positive momentum building within all segments over the past several quarters. 36 of 48 operating companies realized favorable year-over-year earnings growth and 34 of those companies achieved favorable earnings comparisons over last year’s fourth quarter. The restructuring efforts of the past several years, coupled with operating companies’ focus on new product development, position Dover to capitalize on the increased demand experienced in the markets served.

Resources, the most profitable segment during the quarter, benefited from strong performances by Warn, Energy Products, the OPW companies and Texas Hydraulics, to deliver segment margins of over 16%. Diversified’s results were essentially flat on a modest increase in sales, reflecting positive improvements at Crenlo, SWEP and Sargent that were offset by expected lower results at Hill Phoenix and Belvac. Industries realized positive improvements in sales, earnings and margins that largely reflect gains made at Heil Environmental, Trailer, Chief, Marathon and Triton.

Technologies was the largest contributor to Dover’s first quarter earnings growth, with a strong February and an even stronger finish in March, and CBAT and SEC are now consistently maintaining high “single digit” earnings margins. The majority of Dover’s CBAT companies are in the process of introducing innovative new products to their customers, and the Company expects the costs associated with their development efforts to be complete by the third quarter. Everett Charles Technologies had a very strong quarter, while new product development costs at Universal resulted in modest earnings. All of the CBAT companies had exceptionally strong bookings, which bodes well for the remainder of the year. The SEC companies’ results were led by Vectron, which achieved its strongest earnings since the second quarter of

15 of 24

2001. Imaje had another solid quarter on the strength of an increase in sales, and while its margins declined temporarily early in the quarter, it has now fully recovered. Looking ahead, solid bookings indicate that the markets served by our SEC companies continue to experience growth and we are optimistic that this trend will enable Dover to realize increased operating leverage as the year progresses.

New Accounting Standards

In January 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. FAS 106-1 (FSP 106-1), “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, improvement and Modernization Act of 2003.” FSP 106-1 permits employers that sponsor post-retirement benefits plans that provide prescription drug benefits to retirees to make a one-time election to defer accounting for any effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”). The Company has elected to defer accounting for any effect of the Act until the third quarter of 2004 as permitted under the FSP. Therefore, the amounts included in the financial statements related to the Company’s postretirement benefits plans do not reflect the effects of the Act. The effect is not expected to be material to the Company’s results of operations, cash flow or financial position.

Special Notes Regarding Forward Looking Statements

This Quarterly Report on Form 10-Q, particularly “Management’s Discussion and Analysis,” contains forward-looking statements within the meaning of the Securities Act of 1933, as amended, the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. Such statements relate to, among other things, industries in which the Company operates, the U.S. and global economies, earnings, cash flow and operating improvements and may be indicated by words or phrases such as “anticipates,” “supports,” “plans,” “projects,” “expects,” “should,” “would,” “could,” “hope,” “forecast,” “Dover believes,” “management is of the opinion,” use of the future tense and similar words or phrases. Forward-looking statements are subject to inherent uncertainties and risks, including among others: continued unrest in the Middle East and possible future terrorist threats, and their effect on the worldwide economy; increasing price and product/service competition by foreign and domestic competitors including new entrants; technological developments and changes; the ability to continue to introduce competitive new products and services on a timely, cost-effective basis; the relative mix of products and services which impacts margins and operating efficiencies; the achievement of lower costs and expenses; domestic and foreign governmental and public policy changes including environmental regulations and tax policies (including domestic and foreign export subsidy programs, R&E credits and other similar programs); protection and validity of patent and other intellectual property rights; the success of the Company’s acquisition program; the cyclical nature of some of the Company’s businesses; and the outcome of pending and future litigation and governmental proceedings. In addition, such statements could be affected by general industry and market conditions and growth rates, and general domestic and international economic conditions including interest rate and currency exchange rate fluctuations. In light of these risks and uncertainties, actual events and results may vary significantly from those included in or contemplated or implied by such statements. Readers are cautioned not to place undue reliance on such forward-looking statements. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

The Company may, from time to time, post financial or other information on its Internet website, www.dovercorporation.com. Such information will be found in the “What’s New” section of the website’s home page. It will be accessible from the home page for approximately one month after release, after which time it will be archived on the website for a period of time. The Internet address is for informational purposes only and is not intended for use as a hyperlink. The Company is not incorporating any material on its website into this report.

Non-GAAP Information

In an effort to provide investors with additional information regarding the Company’s results as determined by generally accepted accounting principles (GAAP), the Company also discloses non-GAAP information which management believes provides useful information to investors. Free cash flow, net debt, total capitalization, operational working capital and operational working capital and revenues excluding the impact of changes in foreign currency exchange rates are not financial measures under GAAP and should not be considered as a substitute for cash flows from operating activities, debt or equity, sales and working capital as determined in accordance with GAAP and may not be comparable to similarly titled measures reported by other companies. Management believes the net debt to capitalization ratio and free cash flow are important measures of liquidity and operating performance because they provide both management and investors a measurement of cash generated from operations that is available to fund

16 of 24

acquisitions and repay debt. Management believes that reporting operational working capital, which is calculated as accounts receivable, plus inventory, less accounts payable, provides a meaningful measure of the Company’s operational changes in working capital. Management believes that reporting operational working capital and revenues at constant currency, which excludes the positive or negative impact of fluctuations in foreign currency exchange rates, provides a meaningful measure of the Company’s operational changes, given the global nature of Dover’s businesses.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no significant change in the Company’s exposure to market risk during the first three months of 2004. For discussion of the Company’s exposure to market risk, refer to Item 7A, Quantitative and Qualitative Disclosures about Market Risk, contained in the Company’s Annual Report incorporated by reference in Form 10-K for the fiscal year ended December 31, 2003.

Item 4. CONTROLS AND PROCEDURES

At the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective. During the first quarter of 2004, there were no changes in the Company’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

17 of 24

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

Not applicable.

Item 2. Changes in Securities and Use of Proceeds

(a)	Not applicable.

(b)	Not applicable.

(c)	Not applicable.

(d)	Not applicable.

(e)	Dover did not purchase any shares of its stock in the open market in the first quarter of 2004. The shares listed below were acquired by Dover from the holders of its employee stock options when they tendered previously owned shares as full or partial payment of the exercise price of such stock options. These shares are applied against the exercise price at market price on the date of exercise. The following table depicts the purchase of these shares:

				(d) Maximum Number
			(c) Total Number of	(or Approximate Dollar
			Shares Purchased as	Value) of Shares that
	(a) Total Number		Part of Publicly	May Yet Be Purchased
	of Shares	(b) Average Price	Announced Plans or	under the Plans or
Period	Purchased	Paid per Share	Programs	Programs
January 1 to January 31, 2004	2,614	41.83	Not applicable	Not applicable
February 1 to February 29, 2004	24,036	40.45	Not applicable	Not applicable
March 1 to March 31, 2004	10,062	38.24	Not applicable	Not applicable

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the quarter ended March 31, 2004. At the Annual Meeting of Stockholders of Dover Corporation held on April 20, 2004, the following matters set forth in the Company’s Proxy Statement dated March 10, 2004, which was filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, were voted upon with the results indicated below.

(1)	The nominees listed below were elected directors for a one-year term ending at the 2005 Annual Meeting with the respective votes set forth opposite their names:

	For	Against	Withheld
David H. Benson	155,860,022	4,876,075	3,897,486
Jean-Pierre Ergas	160,674,361	61,736	3,897,486
Kristiane C. Graham	160,677,725	68,372	3,897,486
Ronald L. Hoffman	160,245,983	490,114	3,897,486
James L. Koley	155,860,281	4,875,816	3,897,486
Richard K. Lochridge	160,592,806	143,291	3,897,486
Thomas L. Reece	160,181,114	554,983	3,897,486
Bernard G. Rethore	155,895,675	4,840,422	3,897,486
Gary L. Roubos	106,967,957	53,768,140	3,897,486
Michael B. Stubbs	155,980,945	4,755,152	3,897,486

18 of 24

(2)	A proposal seeking approval of the Dover Corporation 2005 Equity and Cash Incentive Plan was approved, with 113,094,074 votes cast FOR, 31,975,026 votes cast AGAINST, 1,285,761 abstentions and 18,278,722 broker non-votes.

Item 5. Other Information

(a)	Not applicable.

(b)	There have been no material changes to the procedures by which stockholders can recommend nominees to the Company’s Board of Directors since our Proxy Statement dated March 10, 2004.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits:

31.1	Certificate pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, signed and dated by Robert G. Kuhbach.

31.2	Certificate pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, signed and dated by Thomas L. Reece.

32	Certificate Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, signed and dated by Thomas L. Reece and Robert G. Kuhbach.

(b)	Reports on Form 8-K:

The Company filed with the Securities and Exchange Commission a report on Form 8-K, filed on January 27, 2004, covering information reported under Item 12. Results of Operations and Financial Condition.

19 of 24

Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

DOVER CORPORATION

Date: April 30, 2004	/s/ Robert G. Kuhbach

Robert G. Kuhbach, Vice
President, Finance, Chief
Financial Officer & Treasurer
(Principal Financial Officer)

Date: April 30, 2004	/s/ Raymond T. McKay, Jr.

Raymond T. McKay, Jr., Vice President,
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