Form 10-Q
period 2004-06-30
DOVER CORP
filed 2004-07-30
CIK 29905

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549
FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2004	Commission File No. 1-4018

DOVER CORPORATION

(Exact name of registrant as specified in its charter)

Delaware (State of Incorporation)	53-0257888 (I.R.S. Employer Identification No.)

280 Park Avenue, New York, NY (Address of principal executive offices)	10017 (Zip Code)

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

The number of shares outstanding of the Registrant’s common stock as July 21, 2004 was 203,326,981.

1 of 27

Index
Form 10-Q

Page	Financial Statements and Supplemental Data
Part I – Financial Information
Item 1. Financial Statements
3	Condensed Consolidated Statement of Earnings for the three months and six months ended June 30, 2004, and June 30, 2003.
4	Condensed Consolidated Balance Sheets at June 30, 2004 and December 31, 2003.
4	Condensed Consolidated Statement of Stockholder’s Equity and Comprehensive Income for the six months ended June 30, 2004.
5	Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2004 and June 30, 2003.
6	Market Segment Results.
7	Notes to Condensed Consolidated Financial Statements.
12	Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
20	Item 3. Quantitative and Qualitative Disclosure About Market Risk.
20	Item 4. Controls and Procedures.
Part II – Other Information
21	Item 1. Legal Proceedings.
21	Item 2. Changes in Securities and of Use Proceeds.
21	Item 3. Defaults Upon Senior Securities.
21	Item 4. Submission of Matter to a Vote of Security Holders.
21	Item 5. Other Information.
21	Item 6. Exhibits and Reports on Form 8-K.
23	Signatures.
24	Exhibit Index.
25	Exhibit 31.1 Certification.
26	Exhibit 31.1 Certification.
27	Exhibit 32 Certification.
CERTIFICATION
CERTIFICATION
CERTIFICATION

(All other schedules are not required and have been omitted)

2 of 27

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

DOVER CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF EARNINGS
(unaudited) (in thousands, except per share figures)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net sales	$1,380,360	$1,094,000	$2,622,740	$2,092,373
Cost of sales	896,619	715,438	1,703,134	1,366,193

Gross profit	483,741	378,562	919,606	726,180
Selling and administrative expenses	312,792	265,476	615,969	521,654

Operating profit	170,949	113,086	303,637	204,526

Interest expense, net	15,324	15,666	30,004	32,146
All other (income) expense, net	(55)	3,253	258	2,633

Total	15,269	18,919	30,262	34,779

Earnings from continuing operations, before taxes on income	155,680	94,167	273,375	169,747
Federal and other taxes on income	46,014	22,576	79,899	40,468

Net earnings from continuing operations	109,666	71,591	193,476	129,279

Net earnings from discontinued operations	2,598	1,191	1,900	2,973

Net earnings	$112,264	$72,782	$195,376	$132,252

Net earnings per common share:
Basic
- Continuing operations	$0.54	$0.36	$0.95	$0.64
- Discontinued operations	0.01	—	0.01	0.01

- Net earnings	$0.55	$0.36	$0.96	$0.65

Diluted
- Continuing operations	$0.53	$0.36	$0.94	$0.64
- Discontinued operations	0.01	—	0.01	0.01

- Net earnings	$0.54	$0.36	$0.95	$0.65

Weighted average number of common shares outstanding during the period:
Basic	203,263	202,527	203,176	202,480
Diluted	204,787	203,337	204,774	203,108

The computations of basic and diluted earnings per share from continuing operations were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Numerator:
Net earnings from continuing operations available to common stockholders	$109,666	$71,591	$193,476	$129,279

Denominator:
Basic weighted average shares	203,263	202,527	203,176	202,480
Dilutive effect of assumed exercise of employee stock options	1,524	810	1,598	628

Denominator:
Diluted weighted average shares	204,787	203,337	204,774	203,108

Basic earnings per share from continuing operations	$0.54	$0.36	$0.95	$0.64

Diluted earnings per share from continuing operations	$0.53	$0.36	$0.94	$0.64

Shares excluded from dilutive effect due to exercise price exceeding average market price of Dover’s common stock	3,909	6,415	3,387	6,433

See Notes to Condensed Consolidated Financial Statements

3 of 27

DOVER CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited) (in thousands)

	June 30, 2004	December 31, 2003
Assets:
Current assets:
Cash and equivalents	$370,696	$370,379
Receivables, net	891,226	747,567
Inventories, net	720,476	639,339
Deferred tax and other current assets	101,688	92,355

Total current assets	2,084,086	1,849,640

Property, plant and equipment, net	701,914	717,875
Goodwill	1,878,989	1,844,701
Intangible assets, net	377,004	349,328
Other assets and deferred charges	206,628	208,069
Assets of discontinued operations	127,084	164,139

Total assets	$5,375,705	$5,133,752

Liabilities:
Current liabilities:
Short-term debt and commercial paper	$22,480	$63,669
Accounts payable	332,060	258,890
Accrued compensation and employee benefits	154,344	151,414
Accrued insurance	82,205	69,509
Other accrued expenses	256,141	225,888
Federal and other taxes on income	189,427	141,431

Total current liabilities	1,036,657	910,801

Long-term debt	1,001,109	1,003,915
Deferred income taxes	252,953	233,906
Other deferrals (principally compensation)	182,256	168,573
Liabilities of discontinued operations	44,847	73,886
Stockholders’ equity:
Total stockholders’ equity	2,857,883	2,742,671

Total liabilities and stockholders’ equity	$5,375,705	$5,133,752

DOVER CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND
COMPREHENSIVE INCOME
(unaudited) (in thousands)

			Accumulated
	Common	Additional	Other			Total
	Stock	Paid-In	Comprehensive	Retained	Treasury	Stockholders’	Comprehensive
	$1 Par Value	Capital	Income (Loss)	Earnings	Stock	Equity	Income
Balance as of December 31, 2003	$238,304	$80,746	$119,673	$3,342,020	$(1,038,072)	$2,742,671

Net earnings	—	—	—	195,376	—	195,376	$195,376
Dividends paid	—	—	—	(60,972)	—	(60,972)	—
Common stock issued for options exercised	524	13,416	—	—	—	13,940	—
Stock acquired during the period	—	—	—	—	(4,639)	(4,639)	—
Decrease from translation of foreign financial statements	—	—	(28,086)	—	—	(28,086)	(28,086)
Unrealized holding gains (losses)	—	—	(407)	—	—	(407)	(407)

Balance as of June 30, 2004	$238,828	$94,162	$91,180	$3,476,424	$(1,042,711)	$2,857,883	$166,883

Preferred Stock, $100 par value per share. 100,000 shares authorized; none issued.

Dividends paid per share were $.30 and $.27 for the period ending June 30, 2004 and 2003, respectively.

See Notes to Condensed Consolidated Financial Statements

4 of 27

DOVER CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited) (in thousands)

	Six Months Ended June 30,
	2004	2003
Cash flows from operating activities:
Net earnings	$195,376	$132,252

Adjustments to reconcile net earnings to net cash from operating activities:
Net (earnings) losses from discontinued operations	(1,900)	(2,973)
Depreciation and amortization	76,201	73,692
Changes in current assets and liabilities (excluding effects of acquisitions, dispositions and foreign exchange):
Decrease (increase) in accounts receivable	(139,026)	(35,347)
Decrease (increase) in inventories	(74,008)	(6,988)
Decrease (increase) in prepaid expenses & other assets	(5,812)	(3,584)
Increase (decrease) in accounts payable	73,505	35,476
Increase (decrease) in accrued expenses	44,064	(16,042)
Increase (decrease) in accrued federal and other taxes payable	46,060	(33,040)
Net change (increase) decrease in current assets and liabilities	(55,217)	(59,525)
Net change (increase) decrease in non-current assets & liabilities and other	16,529	1,368

Total adjustments	35,613	12,562

Net cash from operating activities	230,989	144,814

Cash flows from (used in) investing activities:
Additions to property, plant and equipment	(48,499)	(43,120)
Proceeds from sale of discontinued businesses	22,313	5,361
Acquisitions (net of cash and cash equivalents acquired)	(82,399)	(27,942)

Net cash used in investing activities	(108,585)	(65,701)

Cash flows from (used in) financing activities:
Increase (decrease) in debt	(52,043)	(27,997)
Purchase of treasury stock	(4,639)	(1,610)
Proceeds from exercise of stock options	10,128	2,327
Cash dividends to stockholders	(60,972)	(54,687)

Net cash used in financing activities	(107,526)	(81,967)

Effect of exchange rate changes on cash	(6,354)	12,902

Cash from (used in) discontinued operations	(8,207)	1,268

Net increase (decrease) in cash & cash equivalents	317	11,316
Cash & cash equivalents at beginning of period	370,379	293,824

Cash & cash equivalents at end of period	$370,696	$305,140

See Notes to Condensed Consolidated Financial Statements

5 of 27

DOVER CORPORATION

MARKET SEGMENT RESULTS
(unaudited) (in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
SALES
Diversified	323,722	$301,391	$617,281	$577,561
Industries	303,512	255,688	590,681	496,750
Resources	327,553	232,829	631,264	455,935
Technologies	427,878	306,207	787,988	566,249
Intramarket eliminations	(2,305)	(2,115)	(4,474)	(4,122)

Net sales	$1,380,360	$1,094,000	$2,622,740	$2,092,373

EARNINGS
Diversified	$37,800	$36,769	$68,662	$68,007
Industries	35,807	27,797	68,524	54,160
Resources	56,071	32,254	105,460	64,741
Technologies	55,034	20,731	85,904	31,228

Subtotal continuing operations	184,712	117,551	328,550	218,136
Corporate expense/other	(13,708)	(7,718)	(25,171)	(16,243)
Net interest expense	(15,324)	(15,666)	(30,004)	(32,146)

Earnings from continuing operations, before taxes on income	155,680	94,167	273,375	169,747
Federal and other taxes on income	46,014	22,576	79,899	40,468

Net earnings from continuing operations	$109,666	$71,591	$193,476	$129,279

See Notes to Condensed Consolidated Financial Statements

6 of 27

DOVER CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE A – Basis of Presentation

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

NOTE B – Stock-Based Compensation

The Company has long-term incentive plans authorizing various types of market and performance based incentive awards that maybe granted to officers and employees. SFAS No. 123 and SFAS No. 148 “Accounting for Stock-Based Compensation,” allows companies to measure compensation cost in connection with employee share option plans using a fair value based method or to continue to use an intrinsic value based method as defined by APB No. 25 “Accounting for Stock Issued to Employees,” which generally does not result in a compensation cost at time of grant. The Company accounts for stock-based compensation under APB 25, and does not recognize stock-based compensation expense upon the grant of its stock options because the option terms are fixed and the exercise price equals the market price of the underlying stock on the grant date. All granted stock options have a term of ten years and cliff vest after three years.

The following table illustrates the effect on net earnings and basic diluted earnings per share if the Company had recognized compensation expense upon grant of the options, based on the Black-Scholes option pricing model:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share figures)	2004	2003	2004	2003
Net earnings, as reported	$112,264	$72,782	$195,376	$132,252
Deduct:
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(4,519)	(4,509)	(9,168)	(8,798)

Pro forma net earnings	$107,745	$68,273	$186,208	$123,454

Earnings per share:
Basic-as reported	$0.55	$0.36	$0.96	$0.65

Basic-pro forma	0.53	0.34	0.92	0.61

Diluted-as reported	$0.54	$0.36	$0.95	$0.65

Diluted-pro forma	0.53	0.34	0.91	0.61

The fair value of each option grant was estimated on the date of grant using a Black-Scholes option-pricing model with the following assumptions:

	2004	2003
Risk-free interest rates	3.71%	3.87%
Dividend yield	1.46%	1.40%
Expected life	8	8
Volatility	31.54%	30.64%
Weighted average option grant price	$41.25	$24.58
Weighted average fair value of options granted	$14.89	$8.90

NOTE C – Acquisitions

7 of 27

The Company completed four acquisitions during the first six months of 2004. During the first six months of 2003, Dover completed two acquisitions, one of which closed during the second quarter of 2003. The acquisitions made during the first six months of 2004 and 2003 have been accounted for by the purchase method of accounting. Accordingly, the accounts of the acquired companies, after adjustment to reflect fair market values assigned to assets and liabilities, have been included in the consolidated financial statements from their respective dates of acquisitions. All 2004 acquisitions listed below are wholly owned and had an aggregate cost of approximately $86.4 million, including cash balance, at date of acquisition.

2004 Acquisitions

Date	Type	Acquired Companies	Location (Near)	Segment	Operating Company
13-Apr	Stock	SSE GmbH	Singen, Germany	Technologies	Alphasem
Manufactures and distributes production equipment for the semiconductor, Telecom/Optoelectronics and Flat Panel Display markets.

30-Apr	Stock	Flexbar	Odessa, Tx	Resources	Energy Products Group
Designs and manufactures Sinkerbars for use in the extraction of oil and gas.

17-May	Stock	Rasco	Kolbermoor, Germany	Technologies	Everett Charles Group
Manufactures test gravity feeders and related products for use in semiconductor test.

24-May	Asset	Voltronics	New Jersey, United States	Technologies	Dielectric
Manufactures variable capacitors.

The following unaudited pro forma information presents the results of operations of the Company for the three and six month period ending June 30, 2004 as if the 2003 and 2004 acquisitions had taken place on January 1, 2003.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share figures)	2004	2003	2004	2003
Net sales from continuing operations:
As reported	$1,380,360	$1,094,000	$2,622,740	$2,092,373
Pro forma	1,391,549	1,152,749	2,656,296	2,213,862
Net earnings from continuing operations:
As reported	$109,666	$71,591	$193,476	$129,279
Pro forma	111,019	79,438	197,968	145,100
Basic earnings per share from continuing operations:
As reported	$0.54	$0.36	$0.95	$0.64
Pro forma	0.55	0.39	0.97	0.72
Diluted earnings per share from continuing operations:
As reported	$0.53	$0.36	$0.94	$0.64
Pro forma	0.54	0.39	0.97	0.71

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

NOTE D – Inventory

Summary by Components

	June 30,	December 31,
(in thousands)	2004	2003
Raw materials	$317,291	$288,858
Work in progress	195,033	169,134
Finished goods	239,355	210,989

Total	751,679	668,981
Less LIFO reserve	(31,203)	(29,642)

Net amount per balance sheet	$720,476	$639,339

NOTE E – Property, Plant and Equipment

Summary by Components

8 of 27

	June 30,	December 31,
(in thousands)	2004	2003
Land	$56,640	$53,705
Buildings	465,129	463,603
Machinery and equipment	1,396,629	1,393,098
Less accumulated depreciation	(1,216,484)	(1,192,531)

Net amount per balance sheet	$701,914	$717,875

The Company changed its method of depreciation for assets acquired on or after January 1, 2004 from an accelerated method to the straight-line method of depreciation. Management’s decision to change was based on the fact that straight-line depreciation has become a better method of matching revenue and expenses over the estimated useful life of capitalized assets given their characteristics and usage patterns. The Company has determined that the design and durability of these assets increasingly does not diminish to any significant degree over time and it is therefore preferable to recognize the related cost uniformly over their estimated useful lives. The effect of the change on earnings for the three and six month period ended June 30, 2004, was an increase of approximately $1.6 million and $2.3 million pre-tax, respectively.

NOTE F – Goodwill and Other Intangible Assets

The following table provides the changes in carrying value of goodwill by market segment through the six months ended June 30, 2004:

(in thousands)	Diversified	Industries	Resources	Technologies	Total
Balance as of December 31, 2003	$402,969	$376,624	$509,881	$555,227	$1,844,701
Goodwill from acquisitions	—	—	2,809	40,374	43,183
Other (primarily currency translation)	(9)	(1,303)	(1,212)	(6,371)	(8,895)

Balance as of June 30, 2004	$402,960	$375,321	$511,478	$589,230	$1,878,989

The following table provides the gross carrying value and accumulated amortization for each major class of intangible asset:

	June 30, 2004		December 31, 2003
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
(in thousands)	Amount	Amortization	Amount	Amortization
Trademarks	$24,542	$10,550	$22,870	$9,807
Patents	97,179	57,639	97,015	54,161
Customer Intangibles	70,115	9,189	61,783	6,284
Unpatented Technologies	88,967	23,995	68,141	21,561
Non-Compete Agreements	8,798	7,235	8,875	6,483
Drawings & Manuals	6,170	2,503	6,177	2,237
Distributor Relationships	39,500	2,049	38,300	383
Other	15,638	4,710	6,564	3,844

Total Amortizable Intangible Assets	350,909	117,870	309,725	104,760

Total Indefinite-Lived Trademarks	143,965	—	144,363	—

Total	$494,874	$117,870	$454,088	$104,760

NOTE G – Discontinued Operations

During the second quarter of 2004, Dover sold two previously discontinued businesses from the Diversified segment. Comparatively, during the second quarter of 2003, Dover divested one previously designated discontinued operation from the Resource segment. Earnings from discontinued operations during the second quarter and first six months of 2004 primarily relate to the disposition of discontinued operations. Comparatively, earnings from discontinued operations during the second quarter and first six months of 2003 primarily relate to operational earnings. Discontinued operations did not have a material financial impact on any period presented. Cash proceeds from the sale of discontinued operations during the first six months of 2004 and 2003, were $22.3 million and $5.4 million, respectively.

NOTE H – Debt

Dover’s long-term notes with a book value of $1,001.1 million at June 30, 2004, had a fair value of approximately $1,083.0 million. The estimated fair value of the Company’s long-term notes is based on

9 of 27

quoted market prices for similar issues. As of June 30, 2004, Dover is in compliance with all debt covenants.

During the first quarter of 2004 Dover terminated an interest rate swap with a notional amount of $50.0 million for an immaterial gain, which is being amortized over the remaining term of the debt issuance. This interest rate swap was designated as a fair value hedge of the 6.25% Notes, due June 1, 2008.

During the second quarter of 2004 Dover entered into an interest rate swap with a notional amount of $50.0 million, at more favorable rates to replace the interest rate swap terminated during the first quarter. This interest rate swap is designated as a fair value hedge of the 6.25% Notes, due June 1, 2008. The swap is also designated in a foreign currency to exchange fixed rate interest for variable rate interest, which hedges a portion of the Company’s net investment in foreign operations.

There is no hedge ineffectiveness, and the fair value of the interest rate swaps outstanding as of June 30, 2004 was determined through market quotation.

NOTE I – Commitments and Contingent Liabilities

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

Estimated warranty program claims are provided for at the time of sale. Amounts provided for are based on historical costs and adjusted new claims. The changes in carrying amount of product warranties through June 30, 2004, is as follows:

(in thousands)
Balance as of December 31, 2003	$42,124
Provision for warranties	13,467
Settlements made	(10,923)
Other adjustments (primarily currency translation)	(2,186)

Balance as of June 30, 2004	$42,482

NOTE J — Employee Benefit Plans

The following table sets forth the components of the Company’s net periodic expense for the three and six months ended June 30, 2004 and 2003:

10 of 27

	Pension Benefits		Post Retirement Benefits
	Three Months Ended June 30,		Three Months Ended June 30,
(in thousands)	2004	2003	2004	2003
Expected return on plan assets	$6,877	$5,883	$—	$—
Benefits earned during period	(3,358)	(2,807)	(229)	(88)
Interest accrued on benefit obligation	(5,654)	(4,884)	(559)	(398)
Amortization
Prior service cost	(1,223)	(1,016)	(228)	6
Unrecognized actuarial gains (losses)	(936)	(186)	(39)	11
Transition	268	275	—	—

Net periodic expense	$(4,026)	$(2,735)	$(1,055)	$(469)

	Pension Benefits		Post Retirement Benefits
	Six Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2004	2003	2004	2003
Expected return on plan assets	$13,754	$11,766	$—	$—
Benefits earned during period	(6,716)	(5,614)	(458)	(176)
Interest accrued on benefit obligation	(11,308)	(9,768)	(1,118)	(796)
Amortization	—	—	—	—
Prior service cost	(2,446)	(2,032)	(456)	12
Unrecognized actuarial gains (losses)	(1,872)	(372)	(78)	22
Transition	536	550	—	—

Net periodic expense	$(8,052)	$(5,470)	$(2,110)	$(938)

The Company does not anticipate making any employer discretionary contributions to defined benefit plan assets during the year ending December 31, 2004.

NOTE K – New Accounting Standards

In May 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. FAS 106-2 (FSP 106-2), “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003”, which supersedes FSP 106-1. FSP 106-2 provides guidance on the accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) for employers that sponsor postretirement health care plans that provide prescription drug benefits. It also requires certain disclosures regarding the effect of the federal subsidy provided by the Act. This FSP is effective for the first interim or annual period beginning after June 15, 2004. The effect is not expected to be material to the Company’s results of operations, cash flow or financial position.

11 of 27

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

The following table is derived from the Condensed Consolidated Statements of Cash Flows:

	Six Months Ended June 30,
Cash flows from Operations (in thousands, unaudited)	2004	2003
Cash flows provided by operating activities	$230,989	$144,814
Cash flows (used in) investing activities	(108,585)	(65,701)
Cash flows (used in) financing activities	(107,526)	(81,967)

Cash flow provided from operating activities for the first six months of 2004 increased $86.2 million compared to the first six months of 2003. Increases in cash flows from operations were primarily driven by increased net earnings of $64.2 million, decreased discretionary contributions to defined benefit plans and an increase in taxes payable, offset by increases in working capital. During the first six months of 2004, Dover made tax payments of approximately $63.0 million and received tax refunds of approximately $41.7 million.

The level of cash used in investing activities for the first six months of 2004 increased $42.9 million compared to the first six months of 2003, reflecting a significant increase in acquisition activity and a moderate increase in capital spending from the comparable prior year period, offset by an increase in proceeds from the sale of discontinued businesses. Acquisition expenditures for the first six months of 2004 increased $54.5 million to $82.4 million, compared to $27.9 million in the comparable 2003 period. Capital expenditures made in the first six months of 2004 increased $5.4 million to $48.5 million, compared to $43.1 million in the comparable 2003 period. Proceeds from the sale of discontinued businesses for the first six months of 2004 was $22.3 million, compared to $5.4 million in the comparable 2003 period. The Company currently anticipates that any additional acquisitions made during 2004, will be funded from available cash and internally generated funds and, if necessary, through established lines of credit or public debt markets.

Cash used in financing activities through June 30, 2004, increased $25.6 million compared to the first six months of 2003. Net cash used from financing activities during the first six months of 2004 primarily reflected a net $52.0 million decrease of debt due primarily to the repayment of commercial paper that was outstanding as of December 31, 2003 and dividend payments of $61.0 million, compared with a prior year net decrease in debt of $28.0 million and dividend payments of $54.7 million.

The Company’s cash and cash equivalents of $370.7 million at June 30, 2004 remained relatively unchanged from the December 31, 2004 balance of $370.4 million. Cash and cash equivalents were invested in highly liquid investment grade debt instruments with a maturity of 90 days or less.

Operational working capital (calculated as accounts receivable, plus inventory, less accounts payable) increased from December 31, 2003, by $151.6 million or 13% to $1,279.6 million, primarily driven by increases in receivables of $143.7 million and increases in inventory of $81.1 million, offset by increases in payables of $73.2 million. Excluding the impact of changes in foreign currency of $9.9 million, operational working capital would have increased $161.5 million or 14% from December 31, 2003. The increase in accounts receivable and inventory needed to support the Company’s increased sales was partially mitigated by an increase in accounts payable, as the Company continues to focus on working capital management.

In addition to measuring its cash flow generation and usage based upon the operating, investing and financing classifications included in the Condensed Consolidated Statement of Cash Flow, the Company also measures free cash flow. Management believes that free cash flow is an important measure of

12 of 27

operating performance because it provides both management and investors a measurement of cash generated from operations that is available to fund acquisitions and repay debt. Dover’s free cash flow for the six months ended June 30, 2004, increased significantly by $74.5 million, driven primarily by the $86.2 million dollar increase in cash generated from operations, offset by increases in capital expenditures and dividends to stockholders.

The following table is a reconciliation of free cash flow with cash flows from operating activities:

	Six Months Ended June 30,
Free Cash Flow (in thousands, unaudited)	2004	2003
Cash flow provided by operating activities	$230,989	$144,814
Less: Capital expenditures	(48,499)	(43,120)
Dividends to stockholders	(60,972)	(54,687)

Free cash flow	$121,518	$47,007

The Company utilizes the total debt and net debt to total capitalization calculations to assess its overall financial leverage and believes the calculations are useful to its stakeholders for the same reason. The following table provides a reconciliation of net debt to total capitalization with the GAAP information:

	June 30,	December 31,
Net Debt to Total Capitalization Ratio (in thousands, unaudited)	2004	2003
Short-term debt and commercial paper	$22,480	$63,669
Long-term debt	1,001,109	1,003,915
Less: Cash, equivalents and marketable securities	371,086	371,397

Net debt	652,503	696,187
Add: Stockholders’ equity	2,857,883	2,742,671

Total capitalization	$3,510,386	$3,438,858
Net debt to total capitalization	18.6%	20.2%

The total debt level of $1,023.6 million as of June 30, 2004, decreased from December 31, 2003, as a result of a decrease of $40.0 million of short-term commercial paper during the first six months of 2004. Net debt as of June 30, 2004, decreased $43.7 million as a result of the decrease in commercial paper, as cash, cash equivalents and marketable securities remained relatively flat. As of June 30, 2004, the Company was in compliance with all debt covenants.

Dover’s long-term notes with a book value of $1,001.1 million at June 30, 2004, had a fair value of approximately $1,083.0 million. The estimated fair value of the Company’s long-term notes is based on quoted market prices for similar issues.

During the first quarter of 2004 Dover terminated an interest rate swap with a notional amount of $50.0 million for an immaterial gain, which is being amortized over the remaining term of the debt issuance. This interest rate swap was designated as a fair value hedge of the 6.25% Notes, due June 1, 2008.

During the second quarter of 2004 Dover entered into an interest rate swap with a notional amount of $50.0 million, at more favorable rates to replace the interest rate swap terminated during the first quarter. This interest rate swap is designated as a fair value hedge of the 6.25% Notes, due June 1, 2008. The swap is also designated in a foreign currency to exchange fixed rate interest for variable rate interest, which hedges a portion of the Company’s net investment in foreign operations.

There is no hedge ineffectiveness, and the fair value of the interest rate swaps outstanding as of June 30, 2004 was determined through market quotation.

13 of 27

(2) MATERIAL CHANGES IN RESULTS OF OPERATIONS:

Three and Six Months Ended June 30, 2004, Compared with Three and Six Months Ended June 30, 2003

Gross Profit

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands, unaudited)	2004	2003	% Change	2004	2003	% Change
Net sales	$1,380,360	$1,094,000	26%	$2,622,740	$2,092,373	25%
Cost of sales	896,619	715,438	25%	1,703,134	1,366,193	25%
Gross profit	483,741	378,562	28%	919,606	726,180	27%
Gross profit margin	35.0%	34.6%		35.1%	34.7%

Sales in the second quarter of 2004 increased 26% or $286.4 million from the comparable 2003 period, driven by increases of $121.7 million at Technologies, $94.7 million at Resources, $47.8 million at Industries and $22.3 million at Diversified. Sales would have increased 24% to $1,352.2 million if 2003 foreign currency translation rates were applied to 2004 results. The impact of acquisitions to the second quarter of 2004 was a contribution to consolidated sales of approximately $79.0 million. Organic sales growth from existing Dover businesses was 17% for the second quarter of 2004.

Sales for the six month period ending June 30, 2004 increased 25% or $530.4 million from the comparable 2003 period, driven by increases of $221.7 million at Technologies, $175.3 million at Resources, $93.9 million at Industries and $39.7 million at Diversified. Sales would have increased 21% to $2,541.1 million if 2003 foreign currency translation rates were applied to 2004 results. The impact of acquisitions to the first six months of 2004 was a contribution to consolidated sales of approximately $141.1 million. Organic sales growth from existing Dover businesses was 15% for the first six months of 2004.

Operating Profit

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands, unaudited)	2004	2003	% Change	2004	2003	% Change
Selling and administrative expenses	$312,792	$265,476	18%	$615,969	$521,654	18%
S&A as a % of sales	23%	24%		23%	25%
Operating profit	170,949	113,086	51%	303,637	204,526	48%
Operating profit as a % of sales	12.4%	10.3%		11.6%	9.8%

Selling and administrative expenses for the second quarter of 2004 increased $47.3 million from the comparable 2003 period, primarily due to increased sales activity, while selling and administrative expenses as a percentage of sales decreased as a result of prior years’ restructuring programs which focused on cost reductions and business efficiencies. Operating profit and operating profit as a percentage of sales increased as a direct result of increased gross profit and a relative improvement in selling and administrative expenses.

Selling and administrative expenses for the first six months of 2004 increased $94.3 million from the comparable 2003 period, primarily due to increased sales activity, while selling and administrative expenses as a percentage of sales decreased as a result of prior years’ restructuring programs which focused on cost reductions and business efficiencies. Operating profit and operating profit as a percentage of sales increased as a direct result of increased gross profit and a relative improvement in selling and administrative expenses.

Interest and Other (Income) Expense

14 of 27

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands, unaudited)	2004	2003	% Change	2004	2003	% Change
Interest expense, net	$15,324	$15,666	-2%	$30,004	$32,146	-7%
Other (income) expense	(55)	3,253	102%	258	2,633	-90%

Net interest expense for the second quarter of 2004 decreased $0.3 million from the comparable 2003 period, primarily as a result of lower effective interest rates on long term notes impacted by interest rate swaps entered into during the third quarter of 2003 and second quarter of 2004. Other net income for the second quarter of 2004 was insignificant to the financial results of the Company and included an insurance settlement at the Dover Resources segment. Other net expense in 2003 primarily related to a legal settlement at the Dover Resources segment.

Net interest expense for the first six months of 2004 decreased $2.1 million from the comparable 2003 period, primarily as a result of lower effective interest rates on long term notes impacted by interest rate swaps entered into during the third quarter of 2003 and the second quarter of 2004. Other net expense for the first six months of 2004 was insignificant to the financial results of the Company and included an insurance settlement at the Dover Resources segment. Other net expense in 2003 primarily related to a legal settlement at the Dover Resources segment.

Income Taxes

The effective tax rates for continuing operations for the second quarter and first six months of 2004 were 29.6% and 29.2%, respectively, compared to last year’s second quarter tax rate of 24.0% and first six months tax rate of 23.8%. The increase in the quarter and year-to-date 2004 rate is primarily attributable to a decrease in the amounts of anticipated tax benefits from tax credit programs such as those for R&D, an increase in sales not qualifying for tax incentives relating to U.S. export sales, an increase in state income taxes and the recognition of certain non-recurring capital loss benefits in 2003. The prior year low effective tax rates were largely due to the continuing benefit from tax credit programs such as those for R&D combined with the benefit from U.S. export programs, low effective foreign tax rates, and the recognition of certain capital loss benefits.

Net Earnings

Net earnings from continuing operations for the second quarter of 2004 were $109.7 million or $.53 per diluted share compared to $71.6 million or $.36 per diluted share from continuing operations in the comparable 2003 period. For the second quarter of 2004, net earnings were $112.3 million or $.54 per diluted share, including $2.6 million in earnings from discontinued operations, compared to $72.8 million or $.36 per diluted share in the second quarter of 2003, which included $1.2 million in earnings from discontinued operations.

Net earnings from continuing operations for the first six months of 2004 were $193.5 million or $.94 per diluted share compared to $129.3 million or $.64 per diluted share from continuing operations in the comparable 2003 period. For the first six months of 2004, net earnings were $195.4 million or $.95 per diluted share, including $1.9 million or $.01 per diluted share in income from discontinued operations, compared to $132.3 million or $.65 per diluted share for the first six months of 2003, which included $3.0 million or $.01 per diluted share in earnings from discontinued operations.

Discontinued Operations

Earnings from discontinued operations during the second quarter and first six months of 2004 primarily relate to the disposition of discontinued operations. Comparatively, earnings from discontinued operations during the second quarter and first six months of 2003 primarily relate to operational earnings.

15 of 27

Diversified

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands, unaudited)	2004	2003	% Change	2004	2003	% Change
Net sales	$323,722	$301,391	7%	$617,281	$577,561	7%
Earnings	37,800	36,769	3%	68,662	68,007	1%
Operating margins	11.7%	12.2%		11.1%	11.8%
Bookings	344,896	291,608	18%	694,376	570,492	22%
Book-to-Bill	1.07	0.97		1.12	0.99
Backlog				414,403	333,758	24%

Diversified continued to leverage earnings in the second quarter, realizing a sequential earnings increase of 22% on a modest 10% increase in sales from the first quarter. Favorable quarterly year-over-year earnings were posted by six of the 12 operating companies, led by Crenlo and Mark Andy, and 10 of the 12 operating companies reported increased bookings over the prior year quarter. Hill Phoenix continues to be the largest contributor to Diversified’s earnings, although earnings were flat compared to last year on slightly lower sales. However, Hill Phoenix is projecting improved sales across all divisions, but particularly for its Case division in the second half of the year. Sargent’s earnings were slightly lower on higher sales, due to sales mix, product development and costs associated with the startup of a facility in Mexico. Tranter PHE and SWEP’s sales and bookings remain strong, due to increased demand in the heat exchanger markets, but product mix and material cost increases negatively impacted margins. Reflecting the strength of the ongoing recovery in the construction and agriculture markets, Crenlo leveraged a 34% increase in sales into a 141% increase in earnings despite the fact that steel pricing and availability continues to be a challenge. Performance Motorsports also reported a strong quarter, with a 17% earnings improvement on a 4% sales increase, reflecting improved signs of strength in the North American powersports and automotive markets. Mark Andy significantly improved margins on a 5% sales increase, due to lower manufacturing costs, reduced administrative expenses and an improved domestic market. Unfortunately, these positive earnings results were largely offset by a modest loss at Belvac on a 49% sales decline. Bookings and backlog remain healthy at Belvac, however, and the shipment schedule for the remainder of the year suggests that the company will deliver an improved performance in the second half of 2004.

For the first six months of 2004 favorable year-over-year earnings were posted by 7 of the 12 operating companies. Backlog of $414.4 million was a record for Diversified, which is a 24% increase over December 31, 2003. All twelve operating companies reported improved bookings, led by significant increases at Crenlo and Sargent. Earnings improved slightly, limited by a slow start for the first six months by Belvac. Belvac’s business is project driven, and their shipment schedule has a high degree of volatility. Diversified’s earnings improvement was led by Crenlo, SWEP, Hydratight Sweeney and Performance Motorsports. In addition to sizable earnings increases, all of these companies leveraged their sales increases to produce significantly higher margins. In general, Diversified’s varied markets are showing signs of strengthening and are providing opportunities for growth.

Industries

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands, unaudited)	2004	2003	% Change	2004	2003	% Change
Net sales	$303,512	$255,688	19%	$590,681	$496,750	19%
Earnings	35,807	27,797	29%	68,524	54,160	27%
Operating margins	11.8%	10.9%		11.6%	10.9%
Bookings	312,810	254,927	23%	636,716	512,771	24%
Book-to-Bill	1.03	1.00		1.08	1.03
Backlog				250,046	141,007	77%

Industries’ second quarter revenues exceeded $300 million for the first time in its history, driven by improving market conditions and continued market share gains, with favorable quarterly year-over-year earnings comparisons at nine of its 12 operating companies. Ten of the 12 operating companies reported increased bookings over the prior year quarter, and earnings grew 29% compared to prior year and 9% compared to the first quarter of 2004 despite the impact of rising steel prices. Backlog increased by 77%, primarily due to Heil Trailer, which has tripled its backlog over the prior year quarter. Heil Environmental was the largest earnings contributor in the segment, driven by strength in the refuse business. Additionally, the negative impact of steel prices at Heil Environmental was offset by a gain on the sale of a manufacturing facility. Although Rotary Lift’s sales increased for the sixth consecutive quarter, earnings declined due to the rise in steel costs. PDQ’s quarterly sales and earnings increased over the prior year

16 of 27

quarter and backlog remains strong. Rising compactor sales led to Marathon’s earnings growth, while strong military shipments coupled with increases in large cube dry bulk and crude oil trailers drove Heil Trailer’s positive results. Chief Automotive’s earnings were fueled by an increase in computerized measuring products, a doubling of international sales and the absence of strategic realignment costs. Somero continued to benefit from strong market acceptance of their new product introductions, while a 32% increase in international unit sales contributed to Triton’s solid performance. Tipper Tie’s earnings declined on flat sales, driven by material cost increases and a very competitive U.S. market. Results were lower than anticipated at DIFoodservice as school business and restaurant chain activity remained softer than expected.

For the first six months of 2004 favorable year-over-year earnings were posted by 9 of the 12 operating companies. Earnings increases were driven by increased sales, coupled with a reduced cost structure resulting from plant consolidations initiated in prior years, offset by rising steel prices. 9 of 12 companies recorded double-digit sales increases while the benefits of strategic realignments were felt at Heil Environmental, Heil Trailer, Chief, Kurz-Kasch and DI Foodservice. Rotary was the largest contributor to Industries’ earnings, helped by strong overseas sales generated by their recent acquisition of Blitz. Heil Environmental benefited from increased sales to municipalities, smaller national accounts and private haulers while Heil Trailer parlayed strong military sales with a lowered cost structure leading to improved margins. Chief benefited from comparisons to a weak first half in 2003, although share gains in the computerized measuring markets contributed significantly. Results at both Triton and Somero were driven in part by successful new product introductions. PDQ and Kurz-Kasch comparisons were in line with 2003 while Tipper Tie’s performance was negatively impacted by higher aluminum prices along with difficult market conditions.

Resources

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands, unaudited)	2004	2003	% Change	2004	2003	% Change
Net sales	$327,553	$232,829	41%	$631,264	$455,935	38%
Earnings	56,071	32,254	74%	105,460	64,741	63%
Operating margins	17.1%	13.9%		16.7%	14.2%
Bookings	351,012	232,368	51%	700,647	465,198	51%
Book-to-Bill	1.07	1.00		1.11	1.02
Backlog				173,357	81,744	112%

Resources’ positive leverage and favorable results were driven by continued strength in most of the markets it serves, as well as by positive actions taken by many of its operating companies to offset the impact of rising raw material costs. In the second quarter, there were favorable year over-year earnings comparisons at 10 of the 12 operating companies, all of which achieved double-digit earnings improvements. WARN continues to be a significant contributor to segment results due to strong growth in its end markets, particularly the ATV sector. The businesses serving the oil and gas markets, Energy Products Group and Cook, experienced solid growth in every segment of their business, driven primarily by high energy prices. The OPW companies continue to experience strong demand globally as a result of the trend towards more stringent environmental requirements, as well as from the increase in automotive production in developing markets. Those companies serving the “process markets,” Wilden, Blackmer, and RPA Process Technologies, are seeing improving market conditions resulting from increased investments in projects to upgrade and expand chemical and material processing facilities. The businesses that support material handling, construction, and transportation, Tulsa Winch, WARN, and Texas Hydraulics, experienced continued growth in virtually every market segment they serve. De-Sta-Co Industries had a very strong second quarter and had its fourth consecutive quarter-over-quarter earnings improvement based on strength in the general industrial sector and a steady flow of new products.

For the first six months of 2004 favorable year-over-year earnings were posted by 11 of the 12 operating companies. Factors driving the improvement from the prior year include the acquisition of WARN, stronger sales in the Energy Products Group, Texas Hydraulics, and Tulsa Winch, and significant leverage improvements at OPW Fueling Components, Wilden, De-Sta-Co Industries, Blackmer, and Tulsa Winch. Resources’ companies have made effective adjustments in pricing and sourcing to offset material costs and are reaping the benefits of downsizing and restructuring when markets were soft.

Technologies

17 of 27

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands, unaudited)	2004	2003	% Change	2004	2003	% Change
Net sales	$427,878	$306,207	40%	$787,988	$566,249	39%
Earnings	55,034	20,731	165%	85,904	31,228	175%
Operating margins	12.9%	6.8%		10.9%	5.5%
Bookings	451,738	312,692	44%	859,299	589,189	46%
Book-to-Bill	1.06	1.02		1.09	1.04
Backlog				263,973	157,821	67%

For the second quarter of 2004, Technologies reported continued growth in bookings, sales and earnings at all three of its operating groups, Imaje, Circuit Board Assembly and Test (CBAT) and Specialty Electronic Components (SEC), with favorable quarterly year-over-year comparisons at all 13 of its operating companies. Sequentially, bookings, sales and earnings grew by 11%, 19% and 78%, respectively. All but one of the Technologies companies was profitable during the second quarter, and nine companies generated double-digit operating margins.

Imaje’s sales increased by 11% over the same period last year with earnings up 12%. Sales in Continuous Ink Jet (CIJ) products were up 16% as Imaje continues to gain market share, with North America reporting the strongest growth. Imaje’s U.S. production platform, which has begun to manufacture printers, and its new China facility, which will come on-line in the third quarter, are both expected to provide improvements in Imaje’s global customer delivery capabilities and help mitigate foreign exchange exposures.

For the first six months of 2004 Technologies reported significant growth in bookings, sales and earnings at all three of its operating groups, Imaje, CBAT and SEC. Favorable year-over-year earnings were posted by 11 of the 13 operating companies. All but one of the Technologies companies was profitable during the first six months of 2004, and ten companies generated double-digit operating margins. Imaje’s sales increased 19% over the same period last year with earnings up 10%.

Circuit Board Assembly and Test (CBAT)

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands, unaudited)	2004	2003	% Change	2004	2003	% Change
Net sales	$284,524	$179,171	59%	$507,872	$328,054	55%
Earnings	39,805	10,151	292%	60,125	11,788	410%
Operating margins	14.0%	5.7%		11.8%	3.6%
Bookings	307,690	181,804	69%	567,043	342,299	66%
Book-to-Bill	1.08	1.01		1.12	1.04
Backlog				181,280	91,157	99%

     The CBAT business recorded an earnings increase of $19.5 million or 96% over the first quarter of 2004 on a sales increase of $61.2 million or 27%. Earnings increased $29.7 million over the comparative quarter in 2003 on sales increases of $105.4 million. The strong increase in earnings was reported at all CBAT companies, with overall margins at 14%. The book to bill ratio was 1.08 and ending backlog stood at $181.3 million, an increase of 69% from the beginning of the year. Backend semiconductor business units, Alphasem and Everett Charles Technologies, continue to lead the recovery, though there were some signs of softening in demand towards the end of the quarter. In the second quarter, Everett Charles Technologies acquired Rasco AG, a German manufacturer of test handling equipment for the semiconductor industry. DEK and Vitronics Soltec both produced solid double-digit margins based on significant sequential revenue increases. Although new product introductions at Universal Instruments have begun to realize market acceptance and the quarter saw an increase in sales opportunities with new OEM customers, they are still addressing new product sourcing and production challenges.

     For the first six months of 2004, the CBAT businesses recorded an earnings increase of $48.3 million or 410% on sales increases of $179.8 or 55%. The growth in the CBAT business was experienced by all operating companies with the strongest growth attributable to the increased demand in the backend semiconductor products at Alphasem and Everett Charles Technologies. Core circuit board assembly companies DEK and Vitronics Soltec finished the first six months of 2004 with solid double-digit margins.

Specialty Electronic Components (SEC)

18 OF 27

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands, unaudited)	2004	2003	% Change	2004	2003	% Change
Net sales	$59,785	$52,081	15%	$118,756	$102,396	16%
Earnings	5,031	1,865	170%	9,987	4,874	105%
Operating margins	8.4%	3.6%		8.4%	4.8%
Bookings	60,899	51,850	17%	127,793	105,706	21%
Book-to-Bill	1.02	1.00		1.08	1.03
Backlog				58,102	46,299	25%

Vectron was the largest contributor to SEC’s results with double-digit margins. Overall, the SEC companies reported a 9% decrease in bookings over the first quarter with a slight increase in sales and earnings. Book to bill ratio was still positive at 1.02 with an ending backlog of $58.1 million. The softening in bookings is believed to be a reduction in inventories by EMS suppliers to the major telecom industry companies. Longer-term market trends continue to indicate growth, though the next quarter or two may slightly lag the first half average of 2004.

The SEC businesses achieved earnings increases of $5.1 million or 105% for the first six months of 2004 on sales increases of $16.4 or 16%. Vectron, the largest of the SEC companies, reported an earnings increase 172% on a sales increase of 20%. Vectron, as did substantially all of the SEC companies, benefited from the strong increase in wireless infrastructure capital spending and improved opportunities in the military and space markets.

Outlook

Thirty-eight of Dover’s forty-nine operating companies achieved favorable quarterly year-over-year earnings comparisons in the second quarter with solid margin growth across most businesses, and with earnings from continuing operations increasing 53% on a sales increase of 26%. Dover’s strong performance was driven primarily by the Resources and Technologies operating segments, which generated robust year-over-year and sequential increases in both sales and earnings. Industries also achieved improved sales and earnings results, as did many Diversified companies, although this was largely offset at the segment level by a significant decrease in earnings at Belvac. Over the past two quarters, backlog has continued to grow significantly, driven by strong bookings in the Technologies and Resources segments. Dover also completed four acquisitions during the quarter, and the fact that the Company is seeing a greater number of attractive acquisition candidates in the pipeline is very encouraging. The Company is confident that favorable conditions in the end markets, coupled with the ongoing focus of operating company managers on the execution of their growth initiatives, will allow Dover to continue enhancing value for shareholders.

New Accounting Standards

In May 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. FAS 106-2 (FSP 106-2), “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003”, which supersedes FSP 106-1. FSP 106-2 provides guidance on the accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) for employers that sponsor postretirement health care plans that provide prescription drug benefits. It also requires certain disclosures regarding the effect of the federal subsidy provided by the Act. This FSP is effective for the first interim or annual period beginning after June 15, 2004. The effect is not expected to be material to the Company’s results of operations, cash flow or financial position.

Special Notes Regarding Forward Looking Statements

This Quarterly Report on Form 10-Q, particularly “Management’s Discussion and Analysis,” contains forward-looking statements within the meaning of the Securities Act of 1933, as amended, the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. Such statements relate to, among other things, industries in which the Company operates, the U.S. and global economies, earnings, cash flow and operating improvements and may be indicated by words or phrases such as “anticipates,” “supports,” “plans,” “projects,” “expects,” “should,” “would,” “could,” “hope,” “forecast,” “Dover believes,” “management is of the opinion,” use of the future tense and similar words or

19 of 27

phrases. Forward-looking statements are subject to inherent uncertainties and risks, including among others: continued unrest in the Middle East and possible future terrorist threats, and their effect on the worldwide economy; increasing price and product/service competition by foreign and domestic competitors including new entrants; technological developments and changes; the ability to continue to introduce competitive new products and services on a timely, cost-effective basis; the extent to which the Company is successful in expanding into new geographic markets; the relative mix of products and services which impacts margins and operating efficiencies; the achievement of lower costs and expenses; domestic and foreign governmental and public policy changes including environmental regulations and tax policies (including domestic and foreign export subsidy programs, R&E credits and other similar programs); protection and validity of patent and other intellectual property rights; the success of the Company’s acquisition program; the cyclical nature of some of the Company’s businesses; and the outcome of pending and future litigation and governmental proceedings. In addition, such statements could be affected by general industry and market conditions and growth rates, and general domestic and international economic conditions including interest rate and currency exchange rate fluctuations. In light of these risks and uncertainties, actual events and results may vary significantly from those included in or contemplated or implied by such statements. Readers are cautioned not to place undue reliance on such forward-looking statements. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

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

Non-GAAP Information

In an effort to provide investors with additional information regarding the Company’s results as determined by generally accepted accounting principles (GAAP), the Company also discloses non-GAAP information which management believes provides useful information to investors. Free cash flow, net debt, total capitalization, operational working capital and revenues excluding the impact of changes in foreign currency exchange rates are not financial measures under GAAP and should not be considered as a substitute for cash flows from operating activities, debt or equity, sales and working capital as determined in accordance with GAAP and may not be comparable to similarly titled measures reported by other companies. Management believes the net debt to capitalization ratio and free cash flow are important measures of operating performance and liquidity because they provide both management and investors a measurement of cash generated from operations that is available to fund acquisitions and repay debt. Management believes that reporting operational working capital, which is calculated as accounts receivable, plus inventory, less accounts payable, provides a meaningful measure of the Company’s operational changes in working capital. Management believes that reporting operational working capital and revenues at constant currency, which excludes the positive or negative impact of fluctuations in foreign currency exchange rates, provides a meaningful measure of the Company’s operational changes, given the global nature of Dover’s businesses.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no significant change in the Company’s exposure to market risk during the first six months of 2004. For discussion of the Company’s exposure to market risk, refer to Item 7A, Quantitative and Qualitative Disclosures about Market Risk, contained in the Company’s Annual on Form 10-K for the fiscal year ended December 31, 2003.

Item 4. CONTROLS AND PROCEDURES

At the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s

20 of 27

disclosure controls and procedures are effective. During the second quarter of 2004, there were no changes in the Company’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

See Part I, Notes to Condensed Consolidated Financial Statements, Note I.

Item 2. Changes in Securities and Use of Proceeds

(a)	Not applicable.

(b)	Not applicable.

(c)	Not applicable.

(d)	Not applicable.

(e)	Dover did not purchase any shares of its stock in the open market in the second quarter of 2004. The shares listed below were acquired by Dover from the holders of its employee stock options when they tendered previously owned shares as full or partial payment of the exercise price of such stock options. These shares are applied against the exercise price at market price on the date of exercise. The following table depicts the purchase of these shares:

				(d) Maximum Number
			(c) Total Number of	(or Approximate Dollar
			Shares Purchased as	Value) of Shares that
	(a) Total Number		Part of Publicly	May Yet Be Purchased
	of Shares	(b) Average Price	Announced Plans or	under the Plans or
Period	Purchased	Paid per Share	Programs	Programs
April 1 to April 30 30, 2004	38,895	41.51	Not applicable	Not applicable
May 1 to May 31 30, 2004	4,462	40.03	Not applicable	Not applicable
June 1 to June 30 30, 2004	33,196	41.56	Not applicable	Not applicable

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

The results of the matters submitted to a vote of security holders at the Annual Meeting of Stockholders of Dover Corporation held on April 20, 2004, were reported in the Company’s first quarter Form 10-Q filed with the Securities and Exchange Commission on April 30, 2004, and are incorporated herein by reference.

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

21 of 27

32	Certificate Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed and dated by Thomas L. Reece and Robert G. Kuhbach.

(b)	Reports on Form 8-K:

The Company furnished to the Securities and Exchange Commission a report on Form 8-K, filed on April 29, 2004, covering information reported under Item 12. Results of Operations and Financial Condition.

22 of 27

Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

DOVER CORPORATION

Date: July 30, 2004	/s/ Robert G. Kuhbach

Robert G. Kuhbach, Vice President, Finance, Chief
Financial Officer & Treasurer (Principal Financial Officer)

Date: July 30, 2004	/s/ Raymond T. McKay, Jr.

Raymond T. McKay, Jr., Vice President,
Controller
(Principal Accounting Officer)

23 of 27

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

24 of 27