Form 10-Q
period 2004-09-30
DOVER CORP
filed 2004-10-29
CIK 29905

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549
FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2004	Commission File No. 1-4018

DOVER CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	53-0257888
(State of Incorporation)	(I.R.S. Employer Identification No.)

280 Park Avenue, New York, NY	10017
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (212) 922-1640

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by checkmark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Securities Exchange Act). Yes ☒ No ☐

The number of shares outstanding of the Registrant’s common stock as October 25, 2004 was 203,363,281.

Index
Form 10-Q

Page	Financial Statements and Supplemental Data
Part I – Financial Information
Item 1. Financial Statements
3	Condensed Consolidated Statement of Earnings for the three months and nine months ended September 30, 2004, and September 30, 2003
4	Condensed Consolidated Balance Sheets at September 30, 2004 and December 31, 2003
4	Condensed Consolidated Statement of Stockholder’s Equity and Comprehensive Income for the nine months ended September 30, 2004
5	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2004 and September 30, 2003
6	Market Segment Results
7	Notes to Condensed Consolidated Financial Statements
13	Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
22	Item 3. Quantitative and Qualitative Disclosure About Market Risk
22	Item 4. Controls and Procedures
Part II – Other Information
23	Item 1. Legal Proceedings
23	Item 2. Unregistered Sales of Equity Securities and of Use Proceeds
23	Item 3. Defaults Upon Senior Securities
23	Item 4. Submission of Matters to a Vote of Security Holders
23	Item 5. Other Information
23	Item 6. Exhibits
25	Signatures
26	Exhibit Index
27	Exhibit 3(ii) Bylaws, as amended through August 5, 2004
42	Exhibit 31.1 Certification
43	Exhibit 31.2 Certification
44	Exhibit 32 Certification
EX-3.II: BY-LAWS
EX-31.1: CERTIFICATION
EX-31.2: CERTIFICATION
EX-32: CERTIFICATION

(All other schedules are not required and have been omitted)

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

DOVER CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF EARNINGS
(unaudited) (in thousands, except per share figures)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net sales	$1,444,196	$1,122,909	$4,066,936	$3,215,282
Cost of sales	949,587	739,635	2,652,722	2,105,828

Gross profit	494,609	383,274	1,414,214	1,109,454
Selling and administrative expenses	321,911	265,117	937,879	786,771

Operating profit	172,698	118,157	476,335	322,683

Interest expense, net	15,938	15,443	45,943	47,588
All other (income) expense, net	(1,948)	2,457	(1,691)	5,091

Total	13,990	17,900	44,252	52,679

Earnings from continuing operations, before taxes on income	158,708	100,257	432,083	270,004
Federal and other taxes on income	41,850	25,022	121,749	65,490

Net earnings from continuing operations	116,858	75,235	310,334	204,514

Net earnings from discontinued operations	3,406	9,120	5,307	12,094

Net earnings	$120,264	$84,355	$315,641	$216,608

Basic earnings per common share:
- Continuing operations	$0.58	$0.37	$1.53	$1.01
- Discontinued operations	0.01	0.05	0.02	0.06

- Net earnings	$0.59	$0.42	$1.55	$1.07

Diluted earnings per common share:
- Continuing operations	$0.58	$0.37	$1.52	$1.01
- Discontinued operations	0.01	0.05	0.02	0.06

- Net earnings	$0.59	$0.42	$1.54	$1.07

Weighted average number of common shares outstanding during the period:
Basic	203,335	202,568	203,229	202,509
Diluted	204,714	204,017	204,754	203,366

The computations of basic and diluted earnings per share from continuing operations were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Numerator:
Net earnings from continuing operations available to common stockholders	$116,858	$75,235	$310,334	$204,514

Denominator:
Basic weighted average shares	203,335	202,568	203,229	202,509
Dilutive effect of assumed exercise of employee stock options	1,379	1,449	1,525	857

Denominator:
Diluted weighted average shares	204,714	204,017	204,754	203,366

Basic earnings per share from continuing operations	$0.58	$0.37	$1.53	$1.01

Diluted earnings per share from continuing operations	$0.58	$0.37	$1.52	$1.01

Shares excluded from dilutive effect due to exercise price exceeding average market price of common stock	4,700	4,450	3,559	6,346

See Notes to Condensed Consolidated Financial Statements

DOVER CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited) (in thousands)

	September 30, 2004	December 31, 2003
Assets:
Current assets:
Cash and equivalents	$306,643	$370,379
Receivables, net	931,919	747,567
Inventories, net	756,601	639,339
Deferred tax and other current assets	113,232	92,355

Total current assets	2,108,395	1,849,640

Property, plant and equipment, net	750,023	717,875
Goodwill	2,013,544	1,844,701
Intangible assets, net	389,140	349,328
Other assets and deferred charges	203,907	208,069
Assets of discontinued operations	55,054	164,139

Total assets	$5,520,063	$5,133,752

Liabilities:
Current liabilities:
Short-term debt and commercial paper	$22,837	$63,669
Accounts payable	370,139	258,890
Accrued expenses	475,953	446,811
Federal and other taxes on income	195,373	141,431

Total current liabilities	1,064,302	910,801

Long-term debt	1,000,059	1,003,915
Deferred income taxes	267,996	233,906
Other deferrals (principally compensation)	201,488	168,573
Liabilities of discontinued operations	29,754	73,886
Stockholders’ equity:
Total stockholders’ equity	2,956,464	2,742,671

Total liabilities and stockholders’ equity	$5,520,063	$5,133,752

DOVER CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME
(unaudited) (in thousands)

	Common	Additional	Other			Total
	Stock	Paid-In	Comprehensive	Retained	Treasury	Stockholders’	Comprehensive
	$1 Par Value	Capital	Income (Loss)	Earnings	Stock	Equity	Income
Balance as of December 31, 2003	$238,304	$80,746	$119,673	$3,342,020	$(1,038,072)	$2,742,671

Net earnings	—	—	—	315,641	—	315,641	$315,641
Dividends paid	—	—	—	(93,507)	—	(93,507)	—
Common stock issued for options exercised	562	14,327	—	—	—	14,889	—
Stock acquired during the period	—	—	—	—	(4,912)	(4,912)	—
Decrease from translation of foreign financial statements	—	—	(17,828)	—	—	(17,828)	(17,828)
Unrealized holding gains (losses)	—	—	(490)	—	—	(490)	(490)

Balance as of September 30, 2004	$238,866	$95,073	$101,355	$3,564,154	$(1,042,984)	$2,956,464	$297,323

Preferred Stock, $100 par value per share. 100,000 shares authorized; none issued.

Dividends paid per share were $.46 and $.42 for the period ending September 30, 2004 and 2003, respectively.

See Notes to Condensed Consolidated Financial Statements

DOVER CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited) (in thousands)

	Nine Months Ended September 30,
	2004	2003
Cash flows from operating activities:
Net earnings	$315,641	$216,608

Adjustments to reconcile net earnings to net cash from operating activities:
Net (earnings) losses from discontinued operations	(5,307)	(12,094)
Depreciation and amortization	116,789	110,568
Changes in current assets and liabilities (excluding effects of acquisitions, dispositions and foreign exchange):
Decrease (increase) in accounts receivable	(157,185)	(80,137)
Decrease (increase) in inventories	(84,430)	8,808
Decrease (increase) in prepaid expenses & other assets	(5,562)	(116,471)
Increase (decrease) in accounts payable	105,758	43,062
Increase (decrease) in accrued expenses	15,445	21,842
Increase (decrease) in accrued federal and other taxes payable	52,813	114,028
Net change (increase) decrease in current assets and liabilities	(73,161)	(8,868)
Contributions to defined benefit pension plan	—	(45,780)
Net change (increase) decrease in non-current assets & liabilities	23,508	(24,287)

Total adjustments	61,829	19,539

Net cash from operating activities	377,470	236,147

Cash flows from (used in) investing activities:
Proceeds from the sale of property and equipment	13,949	7,708
Additions to property, plant and equipment	(72,444)	(68,137)
Proceeds from sale of discontinued businesses	67,921	9,500
Acquisitions (net of cash and cash equivalents acquired)	(312,014)	(31,240)

Net cash used in investing activities	(302,588)	(82,169)

Cash flows from (used in) financing activities:
Increase (decrease) in debt	(52,736)	25,657
Purchase of treasury stock	(4,912)	(1,792)
Proceeds from exercise of stock options	10,901	4,742
Dividends to stockholders	(93,507)	(85,079)

Net cash used in financing activities	(140,254)	(56,472)

Effect of exchange rate changes on cash	(4,893)	5,714

Cash from (used in) discontinued operations	6,529	6,537

Net increase (decrease) in cash & cash equivalents	(63,736)	109,757
Cash & cash equivalents at beginning of period	370,379	293,824

Cash & cash equivalents at end of period	$306,643	$403,581

See Notes to Condensed Consolidated Financial Statements

DOVER CORPORATION

MARKET SEGMENT RESULTS
(unaudited) (in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
SALES
Diversified	346,273	$288,479	$963,555	$866,041
Industries	307,503	264,637	898,184	761,387
Resources	348,708	242,528	979,972	698,463
Technologies	444,128	329,313	1,232,116	895,562
Intramarket eliminations	(2,416)	(2,048)	(6,891)	(6,171)

Net sales	$1,444,196	$1,122,909	$4,066,936	$3,215,282

EARNINGS
Diversified	$43,029	$30,653	$111,691	$98,660
Industries	32,273	30,908	100,796	85,068
Resources	57,774	37,193	163,234	101,933
Technologies	55,267	29,794	141,171	61,022

Subtotal continuing operations	188,343	128,548	516,892	346,683
Corporate expense/other	(13,697)	(12,848)	(38,866)	(29,091)
Net interest expense	(15,938)	(15,443)	(45,943)	(47,588)

Earnings from continuing operations, before taxes on income	158,708	100,257	432,083	270,004
Federal and other taxes on income	41,850	25,022	121,749	65,490

Net earnings from continuing operations	$116,858	$75,235	$310,334	$204,514

See Notes to Condensed Consolidated Financial Statements

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

NOTE B – Stock-Based Compensation

The Company has long-term incentive plans authorizing various types of market and performance based incentive awards that maybe granted to officers and employees. Statements of Financial Accounting Standards (“SFAS”) No. 123 and SFAS No. 148 “Accounting for Stock-Based Compensation,” allows companies to measure compensation cost in connection with employee share option plans using a fair value based method or to continue to use an intrinsic value based method as defined by APB No. 25 “Accounting for Stock Issued to Employees,” which generally does not result in a compensation cost at time of grant. The Company accounts for stock-based compensation under APB 25, and does not recognize stock-based compensation expense upon the grant of its stock options because the option terms are fixed and the exercise price equals the market price of the underlying stock on the grant date. All granted stock options have a term of ten years and cliff vest after three years.

The following table illustrates the effect on net earnings and basic diluted earnings per share if the Company had recognized compensation expense upon grant of the options, based on the Black-Scholes option pricing model:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share figures)	2004	2003	2004	2003
Net earnings, as reported	$120,264	$84,355	$315,641	$216,608
Deduct:
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(4,519)	(4,509)	(13,687)	(13,307)

Pro forma net earnings	$115,745	$79,846	$301,954	$203,301

Earnings per share:
Basic-as reported	$0.59	$0.42	$1.55	$1.07

Basic-pro forma	0.57	0.39	1.49	1.00

Diluted-as reported	$0.59	$0.42	$1.54	$1.07

Diluted-pro forma	0.57	0.39	1.47	1.00

The fair value of each option grant was estimated on the date of grant using a Black-Scholes option-pricing model with the following assumptions:

	2004	2003
Risk-free interest rates	3.71%	3.87%
Dividend yield	1.46%	1.40%
Expected life	8	8
Volatility	31.54%	30.64%
Weighted average option grant price	$41.25	$24.58
Weighted average fair value of options granted	$14.89	$8.90

NOTE C – Acquisitions

The Company completed six acquisitions during the first nine months of 2004 including two in the third quarter. During the first nine months of 2003, Dover completed three acquisitions, one of which closed during the third quarter of 2003. The acquisitions made during the first nine months of 2004 and 2003 have been accounted for appropriately under SFAS 141 “Business Combinations”. Accordingly, the accounts of the acquired companies, after adjustment to reflect fair market values assigned to assets and liabilities, have been included in the consolidated financial statements from their respective dates of acquisitions. All 2004 and 2003 acquisitions are wholly owned and had an aggregate cost of approximately $317.7 million and $32.1 million, respectively, including cash balance, at date of acquisition, respectively.

2004 Acquisitions

Date	Type	Acquired Companies	Location (Near)	Segment	Operating Company
13-Apr	Stock	SSE GmbH	Singen, Germany	Technologies	Alphasem
Manufactures and distributes production equipment for the semiconductor, Telecom/Optoelectronics and Flat Panel Display markets.

30-Apr	Stock	Flexbar	Texas, United States	Resources	Energy Products Group
Designs and manufactures Sinkerbars for use in the extraction of oil and gas.

17-May	Stock	Rasco	Kolbermoor, Germany	Technologies	Everett Charles Group
Manufactures test gravity feeders and related products for use in semiconductor test.

24-May	Asset	Voltronics	New Jersey, United States	Technologies	Dielectric
Manufactures variable capacitors.

31-Aug	Stock	US Synthetics	Utah, United States	Resources	Energy Products Group
Supplier of polycrystalline diamond cutters used in drill bits for oil and gas exploration.

1-Sep	Stock	Corning Frequency Controls	Pennsylvania, United States	Technologies	Vectron
Manufactures quartz crystals, oscillators and filters for the communications, test & instrumentation, position location, automotive and military/aerospace electronic markets.

The following unaudited pro forma information presents the results of operations of the Company for the three and nine month periods ending September 30, 2004 and 2003 as if the 2004 and 2003 acquisitions had taken place on January 1, 2003.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share figures)	2004	2003	2004	2003
Net sales from continuing operations:
As reported	$1,444,196	$1,122,909	$4,066,936	$3,215,282
Pro forma	1,468,882	1,213,821	4,199,234	3,490,253
Net earnings from continuing operations:
As reported	$116,858	$75,235	$310,334	$204,514
Pro forma	118,882	86,710	326,102	239,182
Basic earnings per share from continuing operations:
As reported	$0.58	$0.37	$1.53	$1.01
Pro forma	0.58	0.43	1.60	1.18
Diluted earnings per share from continuing operations:
As reported	$0.58	$0.37	$1.52	$1.01
Pro forma	0.58	0.43	1.59	1.18

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

NOTE D – Inventory

Summary by Components

	September 30,	December 31,
(in thousands)	2004	2003
Raw materials	$353,246	$288,858
Work in progress	202,452	169,134
Finished goods	233,330	210,989

Total	789,028	668,981
Less LIFO reserve	(32,427)	(29,642)

Net amount per balance sheet	$756,601	$639,339

NOTE E – Property, Plant and Equipment

Summary by Components

	September 30,	December 31,
(in thousands)	2004	2003
Land	$58,994	$53,705
Buildings	486,230	463,603
Machinery and equipment	1,496,737	1,393,098
Less accumulated depreciation	(1,291,938)	(1,192,531)

Net amount per balance sheet	$750,023	$717,875

The Company changed its method of depreciation for assets acquired on or after January 1, 2004 from primarily an accelerated method to the straight-line method of depreciation. Management’s decision to change was based on the fact that straight-line depreciation has become a better method of matching revenue and expenses over the estimated useful life of capitalized assets given their characteristics and usage patterns. The Company has determined that the design and durability of these assets increasingly does not diminish to any significant degree over time and it is therefore preferable to recognize the related cost uniformly over their estimated useful lives. The effect of the change on earnings for the three and nine month period ended September 30, 2004, was an increase of approximately $2.4 million and $4.7 million pre-tax, respectively.

NOTE F – Goodwill and Other Intangible Assets

Dover is continuing to evaluate the initial purchase price allocations of acquisitions made during the nine months ended September 30, 2004 and will adjust the allocations as additional information relative to the fair values of the assets and liabilities of the businesses becomes known. The Company is also in the process of obtaining appraisals of tangible and intangible assets for significant acquisitions. The following table provides the changes in carrying value of goodwill by market segment through the nine months ended September 30, 2004:

(in thousands)	Diversified	Industries	Resources	Technologies	Total
Balance as of December 31, 2003	$402,969	$376,624	$509,881	$555,227	$1,844,701
Goodwill from acquisitions	1,208	—	110,127	62,499	173,834
Other (primarily currency translation)	(304)	(999)	(811)	(2,877)	(4,991)

Balance as of Septemeber 30, 2004	$403,873	$375,625	$619,197	$614,849	$2,013,544

The following table provides the gross carrying value and accumulated amortization for each major class of intangible asset:

	September 30, 2004		December 31, 2003
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
(in thousands)	Amount	Amortization	Amount	Amortization
Trademarks	$23,036	$10,942	$22,870	$9,807
Patents	97,200	59,505	97,015	54,161
Customer Intangibles	70,428	11,071	61,783	6,284
Unpatented Technologies	89,526	25,662	68,141	21,561
Non-Compete Agreements	9,299	7,581	8,875	6,483
Drawings & Manuals	6,184	2,617	6,177	2,237
Distributor Relationships	39,500	2,732	38,300	383
Other	33,233	4,831	6,564	3,844

Total Amortizable Intangible Assets	368,406	124,941	309,725	104,760

Total Indefinite-Lived Trademarks	145,675	—	144,363	—

Total	$514,081	$124,941	$454,088	$104,760

NOTE G – Discontinued Operations

During the third quarter of 2004, Dover sold two previously discontinued businesses, one from the Industries segment and one from the Resources segment for net cash proceeds of $45.6 million. For the first nine months of 2004, Dover sold five businesses for net cash proceeds of $67.9 million. Comparatively, during the third quarter of 2003, Dover sold one business from the Technologies segment for net cash proceeds of $4.4 million and for the first nine months of 2003 sold four businesses for net cash proceeds of $9.5 million.

Discontinued operations earnings for the third quarter and first nine months of 2004 and 2003 were primarily from the favorable resolution of certain outstanding tax matters and tax benefits related to losses on sales of discontinued businesses. These gains were partially offset by charges related to contingent liabilities from the entities sold.

NOTE H – Debt

Dover’s long-term notes with a book value of $1,000.1 million at September 30, 2004, had a fair value of approximately $1,097.0 million. The estimated fair value of the Company’s long-term notes is based on quoted market prices for similar issues.

During the third quarter of 2004, the Company renewed its $600 million of bank credit facilities. The new credit agreement provides access to a 5-Year $600 million syndicated bank credit facility (dated September 8, 2004) and replaced on substantially the same terms both prior credit agreements ($300 million 3-Year Credit Agreement dated October 2002, and $300 million 364-day credit agreement dated October 2003). The new credit agreement is intended to be used primarily as liquidity back-up for the Company’s commercial paper program. This new facility bears interest at LIBOR plus .23% and contains key financial covenants that require the company to maintain an interest coverage ratio of EBITDA to net interest expense of not less than 3.5 to 1. As of September 30, 2004, Dover is in compliance with all debt covenants. Dover has not borrowed under any of these facilities.

During the first quarter of 2004, Dover terminated an interest rate swap with a notional amount of $50.0 million for an immaterial gain, which is being amortized over the remaining term of the debt issuance. This interest rate swap was designated as a fair value hedge of the 6.25% Notes, due June 1, 2008.

During the second quarter of 2004, Dover entered into an interest rate swap with a notional amount of $50.0 million, at more favorable rates to replace the interest rate swap terminated during the first quarter. This interest rate swap is designated as a fair value hedge of the 6.25% Notes, due June 1, 2008. The swap is designated in a foreign currency and exchanges fixed-rate interest for variable-rate interest, which also hedges a portion of the Company’s net investment in foreign operations.

There are presently three interest rate swaps outstanding for a total notional amount of $150.0 million, designated as fair value hedges of the $150.0 million 6.25% Notes due on June 1, 2008, to exchange fixed-rate interest for variable-rate interest.

There is no hedge ineffectiveness, and the fair value of the interest rate swaps outstanding as of September 30, 2004 was determined through market quotation.

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

Estimated warranty program claims are provided for at the time of sale. Amounts provided for are based on historical costs and adjusted new claims. The changes in carrying amount of product warranties through September 30, 2004, is as follows:

(in thousands)
Balance as of December 31, 2003	$36,235
Provision for warranties	21,594
Settlements made	(16,404)
Other adjustments (primarily acquisitions)	512

Balance as of September 30, 2004	$41,937

NOTE J — Employee Benefit Plans

The following table sets forth the components of the Company’s net periodic expense for the three and nine months ended September 30, 2004 and 2003:

	Pension Benefits		Post Retirement Benefits
	Three Months Ended September 30,		Three Months Ended September 30,
(in thousands)	2004	2003	2004	2003
Expected return on plan assets	$6,877	$5,883	$—	$—
Benefits earned during period	(3,358)	(2,807)	(104)	(74)
Interest accrued on benefit obligation	(5,654)	(4,884)	(279)	(328)
Amortization
Prior service cost	(1,223)	(1,016)	(37)	4
Unrecognized actuarial gains (losses)	(936)	(186)	25	11
Transition	268	275	—	—

Net periodic expense	$(4,026)	$(2,735)	$(395)	$(387)

	Pension Benefits		Post Retirement Benefits
	Nine Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2004	2003	2004	2003
Expected return on plan assets	$20,631	$17,649	$—	$—
Benefits earned during period	(10,074)	(8,421)	(382)	(221)
Interest accrued on benefit obligation	(16,962)	(14,652)	(1,020)	(985)
Amortization
Prior service cost	(3,669)	(3,048)	(231)	11
Unrecognized actuarial gains (losses)	(2,808)	(558)	(62)	34
Transition	804	825	—	—

Net periodic expense	$(12,078)	$(8,205)	$(1,695)	$(1,161)

The Company does not anticipate making any employer discretionary contributions to defined benefit plan assets during the year ending December 31, 2004.

NOTE K – New Accounting Standards

In May 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. FAS 106-2 (FSP 106-2), “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003”, which supersedes FSP 106-1. FSP 106-2 provides guidance on the accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) for employers that sponsor postretirement health care plans that provide prescription drug benefits. It also requires certain disclosures regarding the effect of the federal subsidy provided by the Act. This FSP is effective for the first interim or annual period beginning after June 15, 2004. The effect is not material to the Company’s results of operations, cash flow or financial position.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Please refer to the section entitled “Special Notes Regarding Forward Looking Statements” for a discussion of factors that could cause actual results to differ from the forward looking statements contained below and throughout this quarterly report.

(1) MATERIAL CHANGES IN CONSOLIDATED FINANCIAL CONDITION:

Management assesses the Company’s liquidity in terms of its ability to generate cash to fund its operating, investing and financing activities. Significant factors affecting liquidity are: cash flows generated from operating activities, capital expenditures, acquisitions, dispositions, dividends, adequacy of available bank lines of credit and the ability to attract long-term capital with satisfactory terms. The Company continues to generate substantial cash from operations and remains in a strong financial position, with enough liquidity available for reinvestment in existing business, while managing the capital structure on a short- and long-term basis.

The Company’s cash and cash equivalents of $306.6 million at September 30, 2004 decreased from the December 31, 2003 balance of $370.4 million, as described below. Cash and cash equivalents were invested in highly liquid investment grade debt instruments with a maturity of 90 days or less.

The following table is derived from the Condensed Consolidated Statements of Cash Flows:

	Nine Months Ended September 30,
Cash flows from Operations (in thousands, unaudited)	2004	2003
Cash flows provided by operating activities	$377,470	$236,147
Cash flows (used in) investing activities	(302,588)	(82,169)
Cash flows (used in) financing activities	(140,254)	(56,472)

Cash flow provided from operating activities for the first nine months of 2004 increased $141.3 million. Increases in cash flows from operations were primarily driven by increased net earnings of $105.8 million, decreased discretionary contributions to defined benefit plans of $45.8 million and offset by increases in working capital. During the first nine months of 2004, Dover made tax payments of approximately $72.9. million and received tax refunds of approximately $45.8 million, compared to $40.5 million of payments made in the prior year.

The level of cash used in investing activities for the first nine months of 2004 increased $220.4 million, reflecting a significant increase in acquisition activity, offset by an increase in proceeds from the sale of discontinued businesses. Acquisition expenditures for the first nine months of 2004 increased $280.8 million to $312.0 million, compared to $31.2 million, in the prior year period. Capital expenditures in the first nine months of 2004 increased $4.3 million to $72.4 million, compared to $68.1 million, in the prior year period. Proceeds from the sale of discontinued businesses for the first nine months of 2004 was $67.9 million, compared to $9.5 million, in the prior year period. The Company currently anticipates that any additional acquisitions made during 2004 will be funded from available cash and internally generated funds and, if necessary, through established lines of credit or public debt markets.

Cash used in financing activities for the first nine months of 2004 increased $83.8 million to $140.3 million. Net cash used in financing activities during the first nine months of 2004 primarily reflected a net $52.7 million decrease of debt due primarily to the repayment of commercial paper that was outstanding as of December 31, 2003, and dividend payments of $93.5 million, compared with a prior year net increase in debt of $25.7 million and dividend payments of $85.1 million.

Operational working capital (calculated as accounts receivable, plus inventory, less accounts payable) increased from December 31, 2003, by $190.4 million or 17% to $1,318.4 million, primarily driven by increases in receivables of $184.4 million and increases in inventory of $117.3 million, offset by increases in payables of $111.2 million. Excluding the impact of changes in foreign currency of $7.3 million and acquisitions of $72.1 million, operational working capital would have increased $107.5 million or 9% from December 31, 2003. The increase in accounts receivable and inventory needed to support the Company’s increased sales was partially mitigated by an increase in accounts payable, as the Company continues to focus on working capital management.

In addition to measuring its cash flow generation and usage based upon the operating, investing and financing classifications included in the Condensed Consolidated Statement of Cash Flow, the Company also measures free cash flow. Management believes that free cash flow is an important measure of operating performance because it provides both management and investors a measurement of cash generated from operations that is available to fund acquisitions and repay debt. Dover’s free cash flow for the nine months ended September 30, 2004, increased significantly by $128.6 million, driven primarily by the $141.3 million dollar increase in cash generated from operations, offset by increases in capital expenditures and dividends to stockholders.

The following table is a reconciliation of free cash flow with cash flows from operating activities:

	Nine Months Ended September 30,
Free Cash Flow (in thousands, unaudited)	2004	2003
Cash flow provided by operating activities	$377,470	$236,147
Less: Capital expenditures	(72,444)	(68,137)
Dividends to stockholders	(93,507)	(85,079)

Free cash flow	$211,519	$82,931

The Company utilizes the total debt and net debt to total capitalization calculations to assess its overall financial leverage and capacity and believes the calculations are useful to its stakeholders for the same reason. The following table provides a reconciliation of total debt and net debt to total capitalization with the GAAP information:

	September 30,	December 31,
Net Debt to Total Capitalization Ratio (in thousands, unaudited)	2004	2003
Short-term debt and commercial paper	$22,837	$63,669
Long-term debt	1,000,059	1,003,915

Total debt	1,022,896	1,067,584
Less: Cash, equivalents and marketable securities	306,907	371,397

Net debt	715,989	696,187
Add: Stockholders’ equity	2,956,464	2,742,671

Total capitalization	$3,672,453	$3,438,858
Net debt to total capitalization	19.5%	20.2%

The total debt level of $1,022.9 million as of September 30, 2004, decreased from December 31, 2003, as a result of a decrease of $40.0 million of short-term commercial paper. Net debt as of September 30, 2004, increased $19.8 million as a result of acquisition spending offset by a reduction in commercial paper, and the net debt to total capitalization ratio decreased to 19.5% during the period.

Dover’s long-term notes with a book value of $1,000.1 million at September 30, 2004, had a fair value of approximately $1,097.0 million. The estimated fair value of the Company’s long-term notes is based on quoted market prices for similar issues.

During the third quarter of 2004, the Company renewed its $600 million of bank credit facilities. The new credit agreement provides access to a 5-Year $600 million syndicated bank credit facility (dated September 8, 2004) and replaced on substantially the same terms both prior credit agreements ($300 million 3-Year Credit Agreement dated October 2002, and $300 million 364-day credit agreement dated October 2003). The new credit agreement is intended to be used primarily as liquidity back-up for the Company’s commercial paper program. This new facility bears interest at LIBOR plus .23% and contains key financial covenants that require the company to maintain an interest coverage ratio of EBITDA to net interest expense of not less than 3.5 to 1. As of September 30, 2004, Dover is in compliance with all debt covenants. Dover has not borrowed under any of these facilities.

During the first quarter of 2004, Dover terminated an interest rate swap with a notional amount of $50.0 million for an immaterial gain, which is being amortized over the remaining term of the debt issuance. This interest rate swap was designated as a fair value hedge of the 6.25% Notes, due June 1, 2008.

During the second quarter of 2004, Dover entered into an interest rate swap with a notional amount of $50.0 million, at more favorable rates to replace the interest rate swap terminated during the first quarter. This interest rate swap is designated as a fair value hedge of the 6.25% Notes, due June 1, 2008. The swap is designated in a foreign currency and exchanges fixed-rate interest for variable-rate interest, which also hedges a portion of the Company’s net investment in foreign operations.

There are presently three interest rate swaps outstanding for a total notional amount of $150.0 million, designated as fair value hedges of the $150.0 million 6.25% Notes due on June 1, 2008, to exchange fixed-rate interest for variable-rate interest.

There is no hedge ineffectiveness, and the fair value of the interest rate swaps outstanding as of September 30, 2004 was determined through market quotation.

(2) MATERIAL CHANGES IN RESULTS OF OPERATIONS:

Three and Nine Months Ended September 30, 2004, Compared with Three and Nine Months Ended September 30, 2003

Gross Profit

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands, unaudited)	2004	2003	% Change	2004	2003	% Change
Net sales	$1,444,196	$1,122,909	29%	$4,066,936	$3,215,282	26%
Cost of sales	949,587	739,635	28%	2,652,722	2,105,828	26%
Gross profit	494,609	383,274	29%	1,414,214	1,109,454	27%
Gross profit margin	34.2%	34.1%		34.8%	34.5%

Sales in the third quarter of 2004 increased 29% or $321.3 million from the comparable 2003 period, driven by increases of $114.8 million at Technologies, $106.2 million at Resources, $57.8 million at Diversified and $42.9 million at Industries. Sales would have increased 26% to $1,409.7 million if 2003 foreign currency translation rates were applied to 2004 results. The impact of acquisitions in the third quarter of 2004 was a contribution to consolidated sales of approximately $96.5 million, or a 9% increase from 2003. Organic sales growth from existing Dover businesses was 17% for the third quarter of 2004.

Sales for the nine month period ending September 30, 2004, increased 26% or $851.7 million from the comparable 2003 period, driven by increases of $336.6 million at Technologies, $281.5 million at Resources, $136.8 million at Industries and $97.5 million at Diversified. Sales would have increased 23% to $3,950.9 million if 2003 foreign currency translation rates were applied to 2004 results. The impact of acquisitions in the first nine months of 2004 was a contribution to consolidated sales of approximately $215.5 million, or a 7% increase from 2003. Organic sales growth from existing Dover businesses was 16% for the first nine months of 2004.

Operating Profit

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands, unaudited)	2004	2003	% Change	2004	2003	% Change
Selling and administrative expenses	$321,911	$265,117	21%	$937,879	$786,771	19%
S&A as a % of sales	22%	24%		23%	24%
Operating profit	172,698	118,157	46%	476,335	322,683	48%
Operating profit as a % of sales	12.0%	10.5%		11.7%	10.0%

Selling and administrative expenses for the third quarter of 2004 increased $56.8 million from the comparable 2003 period, primarily due to increased sales activity, while selling and administrative expenses as a percentage of sales decreased as a result of prior years’ restructuring programs which focused on cost reductions and business efficiencies.

Selling and administrative expenses for the first nine months of 2004 increased $151.1 million from the comparable 2003 period, primarily due to increased sales activity, while selling and administrative expenses as a percentage of sales decreased as a result of prior years’ restructuring programs which focused on cost reductions and business efficiencies.

Interest and Other (Income) Expense

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands, unaudited)	2004	2003	% Change	2004	2003	% Change
Interest expense, net	$15,938	$15,443	3%	$45,943	$47,588	-3%
Other (income) expense	(1,948)	2,457	179%	(1,691)	5,091	-133%

Net interest expense for the third quarter of 2004 increased $0.5 million, primarily as a result of lower interest income on lower average cash and equivalent balances. Other net income for the third quarter of 2004 was primarily due to gains on the sale of fixed assets offset by foreign exchange losses. Other net expense in 2003 primarily related to a legal settlement within the Resources segment.

Net interest expense for the first nine months of 2004 decreased $1.6 million, primarily as a result of lower effective interest rates on long term notes impacted by interest rate swaps entered into during the third quarter of 2003 and the second quarter of 2004. Other net income for the first nine months of 2004 was a result of an insurance settlement at the Resources segment, gains on the sale of fixed assets, offset by foreign exchange losses. Other net expense in 2003 primarily related to legal settlements within the Industries and Resources segments.

Income Taxes

The effective tax rate for continuing operations for the third quarter of 2004 was 26.4% compared to last year’s third quarter tax rate of 25.0%. For the first nine months of 2004, the effective tax rate for continuing operations was 28.2%, compared to 24.3% for the first nine months of 2003. The increase in the quarter and year-to-date 2004 rates is primarily attributable to a decrease in the amounts of anticipated tax benefits from tax credit programs such as those for R&D, an increase in sales not qualifying for tax incentives relating to U.S. export sales, and the recognition of certain non-recurring capital loss benefits in 2003.

Net Earnings

Net earnings from continuing operations for the third quarter of 2004 were $116.9 million or $.58 per diluted share compared to $75.2 million or $.37 per diluted share from continuing operations in the comparable 2003 period. For the third quarter of 2004, net earnings were $120.3 million or $.59 per diluted share, including $3.4 million or $.01 per diluted share in earnings from discontinued operations, compared to $84.4 million or $.42 per diluted share in the third quarter of 2003, which included $9.1 million or $.05 per diluted share in earnings from discontinued operations.

Net earnings from continuing operations for the first nine months of 2004 were $310.3 million or $1.52 per diluted share compared to $204.5 million or $1.01 per diluted share from continuing operations in the comparable 2003 period. For the first nine months of 2004, net earnings were $315.6 million or $1.54 per diluted share, including $5.3 million or $.02 per diluted share in income from discontinued operations, compared to $216.6 million or $1.07 per diluted share for the first nine months of 2003, which included $12.1 million or $.06 per diluted share in earnings from discontinued operations.

Discontinued Operations

Discontinued operations earnings for the third quarter and first nine months of 2004 and 2003 were primarily from the favorable resolution of certain outstanding tax matters and tax benefits related to losses on sales of discontinued businesses. These gains were partially offset by charges related to contingent liabilities from the entities sold.

Diversified

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands, unaudited)	2004	2003	% Change	2004	2003	% Change
Net sales	$346,273	$288,479	20%	$963,555	$866,041	11%
Earnings	43,029	30,653	40%	111,691	98,660	13%
Operating margins	12.4%	10.6%		11.6%	11.4%
Bookings	369,179	287,872	28%	1,063,554	858,363	24%
Book-to-Bill	1.07	1.00		1.10	0.99
Backlog				436,755	333,408	31%

Diversified’s earnings improved 40% over the prior year quarter and 14% over the second quarter, led by favorable year-over-year comparisons at Mark Andy, Crenlo and Graphics Microsystems. Favorable quarterly year-over-year earnings were posted by nine of the 12 operating companies and 11 of 12 operating companies reported increased bookings over prior year. Total Diversified bookings were up 7% compared to the second quarter of this year. Increased material commodity costs have reduced quarterly margins by approximately 150 basis points. Hill Phoenix achieved record shipments despite delays in customer construction projects in the Southeast due to the severe hurricane season. Earnings were flat, compared to a record quarter last year, as steel cost increases continued to impact margins. Mark Andy realized improved sales and bookings, primarily from strong growth in the label market in the U.S., Eastern Europe and South America. As a result of this increase in sales, earnings and margins improved significantly over the prior year. Due to the continued strengthening of the cab markets, sales at Crenlo increased by 49%. Crenlo’s book-to-bill was 1.16 for the quarter and its backlog is at a four-year high. Belvac had its best bookings, sales and earnings quarter of the year, beating its prior year earnings performance by 145% on a 37% sales increase. Bookings were up 30% over prior year, due primarily to robust large machine order activity in Europe. While quarterly results for Belvac were a significant improvement over the previous quarter, they remained below the prior year to date earnings. Graphics Microsystems had a strong quarter in bookings, sales and earnings as its color and ink control products continued to gain acceptance among their larger customers. Sargent reported improved sales, fueled by strong demand for helicopter components, business jet engine parts and increased spares to the commercial airline industry. Sargent’s earnings improved 11% year-over-year and its margins increased by two percentage points over the prior quarter. PMI’s earnings were up 4% on flat sales, as strong North American powersports and automotive markets were offset by a weak European OEM business. SWEP and Tranter PHE’s sales and bookings remained strong in the quarter, although their margins continued to be negatively impacted by higher raw material prices. Hydratight Sweeney’s earnings were up 61% on a 15% increase in sales as the robust oil and gas markets drove increased demand for equipment sales and service. Waukesha Bearing’s bookings increased 84% over the prior year on the strength of large orders for both fluid film and magnetic bearing products and a sizeable order for nuclear waste clean-up equipment.

Diversified reported significant growth in bookings, sales and earnings for the first nine months of 2004. Earnings improved 13%, as seven of the 12 operating companies posted favorable year-over-year earnings comparisons. Margins improved slightly despite higher steel costs. All 12 operating companies reported improved bookings, led by significant increases at Crenlo, Sargent, Waukesha Bearings and Mark Andy, and backlog is at a record $436.8 million.

Industries

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands, unaudited)	2004	2003	% Change	2004	2003	% Change
Net sales	$307,503	$264,637	16%	$898,184	$761,387	18%
Earnings	32,273	30,908	4%	100,796	85,068	18%
Operating margins	10.5%	11.7%		11.2%	11.2%
Bookings	306,749	272,101	13%	943,466	784,872	20%
Book-to-Bill	1.00	1.03		1.05	1.03
Backlog				251,011	149,236	68%

Industries generated record third quarter revenues, reflecting improving market conditions and continued share gains, with favorable quarterly year-over-year earnings comparisons at seven of its 12 operating companies. Sales grew at 11 of the 12 companies, with 10 contributing double-digit gains, but earnings were negatively impacted by rising steel costs, which, net of price increases, reduced quarterly margins by approximately 240 basis points. Nine of the 12 operating companies reported increased bookings over the prior year’s quarter, while backlog increased by 68%, driven primarily by military orders at Heil Trailer.

Despite escalating steel costs and a slight decline in the refuse market, Heil Environmental was the largest earnings contributor, as revenues rose 24%. Although Rotary’s sales increased for the seventh consecutive quarter, earnings declined on a year-over-year basis due to the aforementioned run-up in steel costs. Both companies have instituted price increases that have begun to offset the impact of these higher steel costs, although the full benefit isn’t expected to be realized until the fourth quarter of 2004. Chief’s sales also grew 24% on a 71% increase in unit sales of computerized measuring products, offsetting a 25% decline in pulling product sales. Strong sales in Eastern Europe drove a 13% increase at Tipper Tie’s international subsidiaries. Marathon’s new product offerings in its baler line, along with strong compactor sales, helped to generate record results, while PDQ’s strong performance was the result of strong customer acceptance of its reintroduced ‘G5’ touch-free product line. Kurz Kasch’s earnings increased due to better than expected performance at Wabash, a recent acquisition, and a more active truck market. Somero continues to benefit from strong market acceptance of its new product introductions. Triton generated record revenues for the quarter, driven primarily by increased sales of recently introduced high end ATM’s. Earnings were slightly down, however, as Triton continued to make investments in internal infrastructure and expand into new markets in Europe and the Far East. Strong military shipments continue to positively impact sales at Heil Trailer, although earnings were negatively affected by charges associated with Heil’s U.K. realignment. DI Foodservice had a disappointing quarter, as volume declines and a number of accrual adjustments, both of which were significant, resulted in a loss. The unfavorable sales performance was driven by institutional projects falling below expectations, as municipal customers continued to be severely hampered by lower tax receipts.

For the first nine months of 2004, favorable year-over-year earnings were posted by 10 of the 12 operating companies and bookings have increased by 20%. Earnings increases were driven by sales gains at 11 of the 12 companies and operational efficiencies resulting from recent plant consolidations, offset by rising steel costs. To date, steel costs within this segment have risen over $27 million, half of which have been offset by price increases.

Resources

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands, unaudited)	2004	2003	% Change	2004	2003	% Change
Net sales	$348,708	$242,528	44%	$979,972	$698,463	40%
Earnings	57,774	37,193	55%	163,234	101,933	60%
Operating margins	16.6%	15.3%		16.7%	14.6%
Bookings	331,170	244,654	35%	1,031,816	709,852	45%
Book-to-Bill	0.95	1.01		1.05	1.02
Backlog				157,144	84,445	86%

Resources’ sales and earnings in the third quarter were sequentially stronger than the first two quarters of 2004. The increases were due primarily to continued improvement in the energy, material handling and fluid solution markets, as well as by positive leverage related to internal initiatives to improve productivity and offset material cost increases. For the quarter, 11 of 12 companies achieved favorable earnings compared to last year’s third quarter, in which nine companies experienced double-digit earnings growth. The continued strength in oil and gas exploration, production, refining, and retailing favorably impacted a number of businesses, although disciplined capital expenditures by customers has somewhat neutralized the impact of higher energy prices. Energy Products Group, which on September 1st acquired US Synthetic, a leading supplier of polycrystalline diamond cutters used in drill bits for oil and gas drilling, continues to generate positive year-over-year comparisons, as does C. Lee Cook, which supplies equipment to the natural gas processing and transmission markets. The material handling businesses, WARN, Tulsa Winch and Texas Hydraulics continue to experience strong demand from winch, automotive powertrain and construction equipment customers, and all have done an excellent job of ramping up production and managing the material availability issues associated with strong demand. The companies associated with fluid solutions, which include the OPW and pump companies, have benefited from increased chemical and petroleum processing as well as favorable changes in environmental regulations. In particular, the pump companies serving the process markets, Blackmer and Wilden, have achieved strong growth in the global markets they serve. Despite the fact that revenue at De-Sta-Co Industries and Hydro Systems was flat as compared to the prior year, earnings improvements were achieved through solid cost control initiatives.

For the first nine months of 2004, favorable year-over-year earnings were posted by 11 of the 12 operating companies. The improvements reflect strength in most served markets, improved operating efficiencies, and excellent management of material cost and pricing. Global positioning in selected markets and global sourcing of material has also been instrumental in the achievement of sustained improvement in results. Eleven of twelve companies have achieved double-digit earnings increases.

Technologies

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands, unaudited)	2004	2003	% Change	2004	2003	% Change
Net sales	$444,128	$329,313	35%	$1,232,116	$895,562	38%
Earnings	55,267	29,794	85%	141,171	61,022	131%
Operating margins	12.4%	9.0%		11.5%	6.8%
Bookings	374,841	332,233	13%	1,234,140	921,422	34%
Book-to-Bill	0.84	1.01		1.00	1.03
Backlog				214,024	158,146	35%

Technologies reported an increase in sales and earnings over the prior year quarter in all three of its operating groups: Imaje, Circuit Board Assembly and Test (CBAT) and Specialty Electronic Components (SEC). There were favorable quarterly year-over-year earnings comparisons at 11 of the 13 operating companies and all but one of the operating companies were profitable during the third quarter. However, sequential quarterly comparisons at Technologies for bookings decreased by 17%, while earnings and sales were essentially flat.

Imaje’s quarterly sales increased by 11% over the same period last year while earnings were up 5%. Sales in Continuous Ink Jet (CIJ) products were up as Imaje continued to gain market share. Interest is strong, especially in Europe, for the new non-CIJ products, including the new Thermal Transfer on Line, Print & Apply system and Drop on Demand Printers. Imaje’s U.S. production platform, which has begun to manufacture printers, and its newly established facility in China, which came on-line late in the quarter, are expected to provide improvements in global customer delivery capabilities.

For the first nine months of 2004, Technologies reported growth in bookings, sales and earnings at all three of its operating groups, Imaje, CBAT and SEC. Favorable year-over-year earnings were posted by nine of the 13 operating companies. All but one of the Technologies companies were profitable during the first nine months of 2004 and seven companies generated double-digit operating margins. Imaje’s sales increased 16% over the same period last year with earnings up 8%.

Circuit Board Assembly and Test (CBAT)

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands, unaudited)	2004	2003	% Change	2004	2003	% Change
Net sales	$300,139	$204,425	47%	$808,011	$532,479	52%
Earnings	42,891	19,497	120%	103,016	31,285	229%
Operating margins	14.3%	9.5%		12.7%	5.9%
Bookings	236,193	206,146	15%	803,236	548,445	46%
Book-to-Bill	0.79	1.01		0.99	1.03
Backlog				120,989	90,553	34%

The CBAT businesses recorded an increase in earnings of $23.4 million over the comparable quarter in 2003 on a sales increase of $95.7 million. This strong increase in earnings was reported at all but one of the CBAT companies, with overall margins at 14.3%. Sequential quarterly earnings increased $3.1 million or 8% on a sales increase of $15.6 million or 5% while bookings decreased 24% over the second quarter of 2004. The book-to-bill ratio for the quarter was .79 and ending backlog was $121.0 million, a decrease of 33% from the second quarter. The decrease in the book-to-bill ratio was attributable to two primary factors. First, the recent warnings of softness in the semiconductor sector had a negative impact on the back-end semiconductor equipment companies, resulting in a book-to-bill ratio that was lower than that of CBAT as a whole. It now appears that bookings may have peaked in the second quarter as the near term semiconductor market continues to weaken. Additionally, in the pure Circuit Board Assembly sector, the Asian market (particularly China) is showing signs of moderation in booking patterns as it absorbs the recent increase in buying from earlier in the year. Mitigating this trend to some extent were bookings at Vitronics Soltec and OK International, both of which have introduced technical product offerings that address the soon-to-be mandated migration to lead-free solder. Also, Alphasem recorded a large booking in the quarter for an application specific project. Universal Instruments’ bookings also declined from the previous quarter, reflecting overall softness in the market. Sales of new products introduced this year by

Universal have been adversely impacted by the current volatile market conditions as well as ongoing product sourcing and production challenges. Everett Charles Technologies, DEK, OK, Hover Davis and Vitronics Soltec all recorded solid double-digit margins for the quarter.

For the first nine months of 2004, the CBAT businesses recorded an earnings increase of $71.7 million or 229% on sales increases of $275.5 million or 52%, while bookings increased 46%. The growth in the CBAT business was experienced by all operating companies with the strongest growth attributable to the increased demand in the backend semiconductor products at Everett Charles Technologies and Alphasem. Core circuit board assembly and repair companies DEK, Vitronics Soltec, Hover-Davis and OK International finished the first nine months of 2004 with solid double-digit margins.

Specialty Electronic Components (SEC)

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands, unaudited)	2004	2003	% Change	2004	2003	% Change
Net sales	$63,386	$51,969	22%	$182,142	$154,365	18%
Earnings	2,060	732	181%	12,047	5,606	115%
Operating margins	3.2%	1.4%		6.6%	3.6%
Bookings	57,884	55,048	5%	185,677	160,754	16%
Book-to-Bill	0.91	1.06		1.02	1.04
Backlog				68,049	49,246	38%

The SEC businesses recorded an increase in earnings of only $1.3 million over the comparative quarter in 2003 on a sales increase of $11.4 million. Vectron, Dielectric and Dow Key reported year-over-year increased earnings. However, four of the five SEC companies recorded sequential quarterly earnings declines as telecom orders weakened for the second consecutive quarter. Acquisition related costs at Vectron and operational realignment charges at K&L also impacted earnings in the quarter. Overall, the SEC companies reported a 5% decrease in bookings over the second quarter with a book-to-bill ratio of .91 and ending backlog of $68.0 million. The softer order rates (as compared to fourth quarter 2003 and first half of 2004) reflect weaker end market demand as well as excess inventory in the OEM/EMS channel. Though longer-term telecom market fundamentals continue to indicate growth, the next two or three quarters comparisons may lag the positive comparisons recorded in the first half of 2004. Orders from military and medical customers continue to be strong. In September, Vectron acquired Corning Frequency Controls, a competitive leading supplier of oscillators to the telecommunications, military/aerospace, test and instrumentation markets.

The SEC businesses reported earnings increases of $6.4 million or 115% for the first nine months of 2004 on sales increases of $27.8 million or 18%. Contributing to the sales increase was the acquisition of Corning Frequency Control by Vectron in September. The Telecom market in general improved in 2004 over 2003. However, booking levels remain somewhat inconsistent. Military and medical activity is still strong.

Outlook

Dover’s third quarter results continue to reflect the positive market conditions experienced in the first and second quarters, with thirty-eight of forty-nine operating companies achieving favorable quarterly year-over-year earnings comparisons. The Company is pleased with the solid margin growth achieved in most businesses during 2004, with quarterly year-over-year earnings from continuing operations increasing 55% on a sales increase of 29%. As in the second quarter, the Resources and Technologies segments were the primary drivers of this quarter’s strong performance, generating robust year-over-year increases in both sales and earnings. Diversified also delivered improved sales and earnings results, as did many of the Industries companies. In addition to good operating performance, Dover completed two “add-on” acquisitions in the quarter for $229.2 million, and is encouraged by the growing number of attractive acquisition candidates in the pipeline.

Looking to the fourth quarter, the Company feels good about the prospects for Diversified, Industries and Resources companies. Bookings and backlog in those three subsidiaries are generally up over prior year periods, even after leveling off somewhat in the most recent quarter, which suggests continued strong performance. In Technologies, there was a noticeable decline in CBAT bookings and backlog during the quarter, reflecting general market conditions in both the backend semiconductor and circuit board assembly markets served, suggesting that at least in the near term, CBAT will not maintain the sequential improvements in sales and earnings achieved over the past three quarters. Dover also anticipates some continued moderation in SEC performance, as Vectron integrates the Corning Frequency Controls acquisition and addresses some short term market softness.

New Accounting Standards

In May 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. FAS 106-2 (FSP 106-2), “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003”, which supersedes FSP 106-1. FSP 106-2 provides guidance on the accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) for employers that sponsor postretirement health care plans that provide prescription drug benefits. It also requires certain disclosures regarding the effect of the federal subsidy provided by the Act. This FSP is effective for the first interim or annual period beginning after June 15, 2004. The effect is not material to the Company’s results of operations, cash flow or financial position.

Special Notes Regarding Forward Looking Statements

This Quarterly Report on Form 10-Q, particularly “Management’s Discussion and Analysis,” contains forward-looking statements within the meaning of the Securities Act of 1933, as amended, the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. Such statements relate to, among other things, the U.S. and global economies, earnings, cash flow, operating improvements and industries in which the Company operates, and may be indicated by words or phrases such as “anticipates,” “supports,” “plans,” “projects,” “expects,” “believes,” “should,” “would,” “could,” “hope,” “forecast,” “management is of the opinion,” and the use of the future tense and similar words or phrases. Forward-looking statements are subject to inherent uncertainties and risks, including among others: continued events in the Middle East and possible future terrorist threats, and their effect on the worldwide economy; economic conditions; increasing price and product/service competition by foreign and domestic competitors including new entrants; technological developments and changes; the ability to continue to introduce competitive new products and services on a timely, cost-effective basis; changes in the cost of availability of raw materials or energy; changes in customer demand; the extent to which the Company is successful in expanding into new geographic markets; the extent to which the Company is successful in integrating acquired businesses; the relative mix of products and services which impacts margins and operating efficiencies; the achievement of lower costs and expenses; domestic and foreign governmental and public policy changes including environmental regulations and tax policies (including domestic and foreign export subsidy programs, R&D credits and other similar programs); unforeseen developments in contingencies such as litigation; protection and validity of patent and other intellectual property rights; the success of the Company’s acquisition program; and the cyclical nature of some of the Company’s businesses. In addition, such statements could be affected by general industry and market conditions and growth rates, and general domestic and international economic conditions including interest rate and currency exchange rate fluctuations. In light of these risks and uncertainties, actual events and results may vary significantly from those included in or contemplated or implied by such statements. Readers are cautioned not to place undue reliance on such forward-looking statements. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

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

Non-GAAP Information

In an effort to provide investors with additional information regarding the Company’s results as determined by generally accepted accounting principles (GAAP), the Company also discloses non-GAAP information which management believes provides useful information to investors. Free cash flow, net debt, total capitalization, operational working capital, revenues excluding the impact of changes in foreign currency exchange rates and organic sales growth are not financial measures under GAAP and should not be considered as a substitute for cash flows from operating activities, debt or equity, sales and working capital as determined in accordance with GAAP, and they may not be comparable to similarly titled measures reported by other companies. Management believes the (1) net debt to total capitalization ratio and (2) free cash flow are important measures of operating performance and liquidity. Net debt to total capitalization is helpful in evaluating the Company’s capital structure and the amount of leverage it employs. Free cash flow provides both management and investors a measurement of cash generated from operations that is available to fund acquisitions and repay debt. Reconciliations of free cash flow, total debt and net debt can be found in item 2(1) of Management’s Discussion and Analysis. Management believes that reporting operational working capital (also sometimes called “working capital”), which is calculated as accounts receivable, plus inventory, less accounts payable, provides a meaningful measure of the Company’s operational results by showing the changes caused solely by sales. Management believes that reporting operational working capital and revenues at constant currency, which excludes the positive or negative impact of fluctuations in foreign currency exchange rates, provides a meaningful measure of the Company’s operational changes, given the global nature of Dover’s businesses. Management believes that reporting organic sales growth, which excludes the impact of foreign currency exchange rates and the impact of acquisitions, provides a better comparison of the Company’s revenue performance and trends between periods.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no significant change in the Company’s exposure to market risk during the first nine months of 2004. For discussion of the Company’s exposure to market risk, refer to Item 7A, Quantitative and Qualitative Disclosures about Market Risk, contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

Item 4. CONTROLS AND PROCEDURES

At the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective. During the third quarter of 2004, there were no changes in the Company’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

See Part I, Notes to Condensed Consolidated Financial Statements, Note I.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable.

(b)	Not applicable.

(c)	Dover did not purchase any shares of its stock in the open market in the third quarter of 2004. The shares listed below were acquired by Dover from the holders of its employee stock options when they tendered previously owned shares as full or partial payment of the exercise price of such stock options. These shares are applied against the exercise price at market price on the date of exercise. The following table depicts the purchase of these shares:

(d) Maximum Number (or
			(c) Total Number of	Approximate Dollar
			Shares Purchased as	Value) of Shares that
	(a) Total Number		Part of Publicly	May Yet Be Purchased
	of Shares	(b) Average Price	Announced Plans or	under the Plans or
Period	Purchased	Paid per Share	Programs	Programs
July 1 to July 31, 2004	6,928	$39.35	Not applicable	Not applicable
August 1 to August 31, 2004	—	—	Not applicable	Not applicable
September 1 to September 30, 2004	—	—	Not applicable	Not applicable

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the third quarter of 2004.

Item 5. Other Information

(a)	Not applicable.

(b)	There have been no material changes to the procedures by which stockholders can recommend nominees to the Company’s Board of Directors since our Proxy Statement dated March 10, 2004. As a party of a general updating of the Company’s Bylaws in August 2004, the Board of Directors did amend the Bylaw provision relating to stockholder nominations to provide that a stockbroker’s notice of nomination must be delivered to or mailed and received at the Company’s principal executive office at least 120 calendar days, but not more than 150 calendar days, prior to the first anniversary of the preceding year’s annual meeting of stockholders. If the date of the meeting has been accelerated more than 30 days or delayed more than 90 days from the date of the prior year’s meeting, notice must be delivered or received no later than the close of business on the later of 120 calendar days in advance of the annual meeting or ten calendar days following the date on which public announcement of the date of the meeting is first made.

Item 6. Exhibits

3(ii)	Bylaws, as amended through August 5, 2004.

10.1	US $600,000,000 Five-Year Credit Agreement dated as of September 8, 2004 among Dover Corporation, the Lenders listed therein, the Borrowing Subsidiaries party thereto, JP Morgan Chase Bank, as Administrative Agent, Deutsche Bank Securities, Inc., as Syndication Agent, and Bank of America, N.A., The Royal Bank of Scotland plc and Wachovia Bank, National Association, as Documentation Agents,

filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed September 14, 2004 (SEC File No. 001-04018), is incorporated by reference.

31.1	Certificate pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, signed and dated by Robert G. Kuhbach.

31.2	Certificate pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, signed and dated by Thomas L. Reece.

32	Certificate Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed and dated by Thomas L. Reece and Robert G. Kuhbach.

Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

DOVER CORPORATION
Date: October 29, 2004	/s/ Robert G. Kuhbach Robert G. Kuhbach, VicePresident, Finance, Chief Financial Officer & Treasurer (Principal Financial Officer)
Date: October 29, 2004	/s/ Raymond T. McKay, Jr. Raymond T. McKay, Jr., Vice President, Controller (Principal Accounting Officer)

EXHIBIT INDEX

3(ii)	Bylaws, as amended through August 5, 2004.

10.1	US $600,000,000 Five-Year Credit Agreement dated as of September 8, 2004 among Dover Corporation, the Lenders listed therein, the Borrowing Subsidiaries party thereto, JP Morgan Chase Bank, as Administrative Agent, Deutsche Bank Securities, Inc., as Syndication Agent, and Bank of America, N.A., The Royal Bank of Scotland plc and Wachovia Bank, National Association, as Documentation Agents, filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed September 14, 2004 (SEC File No. 001-04018), is incorporated by reference.

31.1	Certificate pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, signed and dated by Robert G. Kuhbach.

31.2	Certificate pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, signed and dated by Thomas L. Reece.

32	Certificate Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed and dated by Robert G. Kuhbach and Thomas L. Reece.