Form 10-K
period 2004-12-31
DOVER CORP
filed 2005-03-14
CIK 29905

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

           FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

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

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities and Exchange Act of
1934).  Yes [X]     No [ ]
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

     The aggregate market value of the voting and non-voting common stock held by non-affiliates of the Registrant as of the close of business June 30, 2004 was $8,559,923,012.7. Registrant's closing price as reported on the New York Stock Exchange-Composite Transactions for June 30, 2004 was $42.10 per share.

     The number of outstanding shares of the Registrant's common stock as of February 28, 2005 was 203,697,833.

DOCUMENTS INCORPORATED BY REFERENCE

PART III -- CERTAIN PORTIONS OF THE PROXY STATEMENT FOR ANNUAL MEETING OF
            STOCKHOLDERS TO BE HELD ON APRIL 19, 2005 (THE "2005 PROXY STATEMENT").

  SPECIAL NOTES REGARDING FORWARD-LOOKING STATEMENTS

     This Annual Report on Form 10-K, and the documents that are incorporated by reference, particularly sections of the Annual Report to Stockholders under the headings "Letter to Shareholders," and "Management's Discussion and Analysis," contain forward-looking statements within the meaning of the Securities Exchange Act of 1933, as amended, the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. Such statements relate to, among other things, the U.S. and global economies, earnings, cash flow, operating improvements, and industries in which the Company operates, and may be indicated by words or phrases such as "anticipates," "supports," "plans," "projects," "expects," "believes", "should," "would," "could," "hope," "forecast," "management is of the opinion," use of the future tense and similar words or phrases. Such statements may also be made by management orally. Forward-looking statements are subject to inherent uncertainties and risks, including among others: continued events in the Middle East and possible future terrorist threats and their effect on the worldwide economy; economic conditions; increasing price and product/service competition by foreign and domestic competitors including new entrants; technological developments and change which can impact the Company's Electronics and Technologies segments significantly; the ability to continue to introduce competitive new products and services on a timely, cost-effective basis; changes in the cost or availability of raw materials or energy, particularly steel and other raw materials; changes in customer demand; the extent to which the Company is successful in expanding into new geographic markets, particularly outside of North America; the extent to which the Company is successful in integrating acquired businesses; the relative mix of products and services which impacts margins and operating efficiencies; the achievement of lower costs and expenses; domestic and foreign governmental and public policy changes including environmental regulations and tax policies (including domestic and foreign export subsidy programs, R&E credits and other similar programs, some of which were changed in 2004); unforeseen developments in contingencies such as litigation; protection and validity of patent and other intellectual property rights; the success of the Company's acquisition program; and the cyclical nature of some of the Company's businesses. In addition, such statements could be affected by general industry and market conditions and growth rates, and general domestic and international economic conditions including interest rate and currency exchange rate fluctuations. In light of these risks and uncertainties, actual events and results may vary significantly from those included in or contemplated or implied by such statements. Readers are cautioned not to place undue reliance on such forward-looking statements. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

                                     PART I

ITEM 1.  BUSINESS

OVERVIEW

     Dover Corporation ("Dover" or the "Company"), originally incorporated in 1947 in the State of Delaware, became a publicly traded company in 1955. It is a diversified industrial manufacturing corporation encompassing 49 operating companies that primarily manufacture a broad range of specialized industrial products and sophisticated manufacturing equipment, and seek to expand their range of related services. Additional information is contained in Items 7 and 8.

     The Company's businesses have been divided into four business segments. Diversified builds packaging and printing machinery, heat transfer equipment, food refrigeration and display cases, specialized bearings, construction and agricultural cabs, as well as sophisticated products for use in the defense, aerospace and automotive industries. Industries makes products for use in the waste handling, bulk transport, automotive service, commercial food service and packaging, welding, cash dispenser and construction industries. Resources manufactures products primarily for the automotive, fluid handling, petroleum, original equipment manufacturers (OEM), engineered components and chemical equipment industries. Technologies builds sophisticated automated assembly and testing equipment and specialized electronic components for the electronics industry, and industrial printers for coding and marking.

     Effective January 1, 2005, the Company organized its 49 operating companies into 13 groups within six segments, adding the Electronics and Systems subsidiaries. Beginning with the first quarter 2005 earnings announcement in April 2005, the Company will report its results in these six business segments and discuss its operating companies in 13 groups. Management believes this new operating structure will enhance the Company's market focus, acquisition capacity and executive leadership.

BUSINESS STRATEGY

     The Company operates with certain fundamental objectives. First, it seeks to acquire and own businesses with proprietary, engineered industrial products which make them leaders in the niche markets which they serve. Second, these businesses should be customer focused, innovative and well managed to achieve above average profit margins by supplying customers with value-added products and related services. Third, the Company expects that these types of businesses will generate strong cash flow which can not only sustain such operations, but also provide excess cash flow which the Company can then reinvest in similar business opportunities.

     The Company expects to manage its cash flow so that the mix of its external debt levels and capital structure are optimized to support continued ready access to the capital markets.

MANAGEMENT PHILOSOPHY

     The Company practices a highly decentralized management style. The presidents of the operating companies are given a great deal of autonomy and have a high level of independent responsibility for their businesses and their performance. This is in keeping with the Company's operating philosophy that independent operations are better able to serve customers by focusing closely on their products and reacting quickly to customer needs. The Company's executive management role is to provide management oversight, allocate and manage capital, assist in major acquisitions, evaluate, motivate and, as necessary, replace operating company management and provide selected other services.

ACQUISITIONS AND DIVESTITURES

     The Company has a long-standing acquisition program. The Company seeks to acquire and develop "platform" businesses, which are marked by growth, innovation and higher than average profit margins. Each of its businesses should be a leader in its market as measured by market share, customer service, innovation, profitability and return on assets. The Company traditionally focused on acquiring new businesses that could operate independently from other Dover companies ("stand-alones"). Since 1993, an increased emphasis has been placed on acquiring businesses that can be added on to existing operations ("add-ons"). The target companies are generally manufacturers of high value-added, engineered products sold to a broad customer base of industrial or commercial users. One of the most critical factors in the decision to acquire a business is the Company's judgment of the skill, energy, ethics and compatibility of the top executives at the acquisition target. Dover generally expects that acquired companies will continue to be operated by the management team in place at acquisition, with a high degree of autonomy in keeping with the Company's decentralized structure. From January 1, 2000 through December 31, 2004, the Company made 58 acquisitions at a total acquisition cost of $1,809.0 million. These acquisitions have had a substantial impact on the Company's sales and earnings since 2000. During the three years 2001-2003, the overall number of Company acquisitions and dollars invested was lower than in previous years. This largely reflected the general economic conditions and the lack of attractive acquisition candidates. In 2004, the Company acquired eight add-on businesses for an aggregate of $514.3 million, its highest acquisition spending level since 1999. For more details regarding acquisitions completed over the past two years, see Note 2 to the Consolidated Financial Statements in
Item 8. The Company's future growth depends in large part on finding and acquiring successful businesses, as a substantial number of the Company's current businesses operate in relatively mature markets where sustained internal growth objectives are difficult to achieve.

     While the Company generally expects to buy and hold businesses, it does periodically reassess each business to verify that it continues to represent a good long-term investment. There may also be situations where a Company business represents a very attractive acquisition for another company based on specific market conditions. Based on these criteria, the Company has divested businesses. Over the past three years, the Company has been more proactive in evaluating its operating companies against internal growth and profitability criteria. During that time, the Company has discontinued 13 and sold 15 operations for an aggregate consideration of $99.9 million. For more details, see the "Discontinued Operations" discussion below and Note 7 to the Consolidated Financial Statements in Item 8.

BUSINESS SEGMENTS

     For more financial information about our business segments, see Note 14 to the Consolidated Financial Statements in Item 8.

  DIVERSIFIED

     Diversified's twelve stand-alone operating companies manufacture equipment and components for industrial, commercial and defense applications. A description of each stand-alone operating company is provided below.

     Hill Phoenix's U.S. manufacturing facilities provide refrigeration systems, display cases, walk-in coolers and freezers, electrical distribution products, and engineering services for sale to the supermarket industry, as well as to commercial/industrial refrigeration, big box retail and convenience store customers. Hill Phoenix sells equipment primarily in North America directly to the end user with a small percentage of sales through a dealer network and independent distributors.

     The Sargent companies design, manufacture and maintain fluid control assemblies and structural components for the global aerospace and U.S. defense industries, supporting the full product life cycle, from the original design and build through the aftermarket. They specialize in complex fluid control assemblies with typical end-use applications such as U.S. submarines, aircraft control systems and engine thrust reverser systems, land and amphibious utility vehicle actuation systems, helicopter rotary systems, engine pneumatic ducting and cooling systems, aircraft environmental control systems, and general airframe and engine structures. With manufacturing and repair facilities throughout North America, the businesses share common customers throughout the commercial aerospace and defense industries and sell direct to their end users:
OEMs, airlines and government agencies.

     Performance Motorsports sells primarily internal engine components and other engine accessories into motorsport and powersport markets that include high performance racing, motorcycles, all-terrain vehicles, snowmobiles and watercraft. Performance Motorsports products include forged and cast pistons, connecting rods, crankshafts and cylinder liners along with their complementary components, including piston rings, bearings, gaskets, and a variety of other internal valve train and engine components, as well as suspension, braking, clutching, and chassis components. Products are manufactured in the U.S. and Europe for sale through distributors.

     SWEP is a global leader in the design and manufacture of copper-brazed compact heat exchangers. It also manufactures heat exchangers and design software for district heating and district cooling substations. SWEP products are manufactured in Sweden, Switzerland, Malaysia and the U.S. and are sold via a direct sales force, through wholly-owned sales companies in the U.S., Europe and Asia, and by sales agents throughout the world for various applications in a wide variety of industries.

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

     Belvac is a world leader in the beverage can-making industry in its global supplying of high-speed trimming, necking, bottom reforming, re-profiling, and flanging equipment. For that same industry, Belvac designs and manufactures shaping, bottom rim coating, and inspection equipment as enhancements to its core product line. In addition, Belvac designs and produces high-speed trimming and burnishing equipment for the plastic container industry, with an emphasis on containers for dry foods, condiments and specialty beverages. Belvac's products are designed and manufactured in the U.S., and sold through a direct sales force with offices in both the U.S. and Europe, supplemented by key agent-distributor relationships in South America and Asia.

     Crenlo fabricates operator cabs and rollover structures for sale to OEM manufacturers in the construction, agriculture, and commercial equipment markets, such as Caterpillar, John Deere & Company, and Case New Holland. In addition, Crenlo produces standard and custom high volume sheet metal enclosures for the electronics, telecommunications and electrical markets. Crenlo operates manufacturing facilities in the U.S., which is its primary market.

     Mark Andy manufactures printing/converting equipment and accessories primarily for the specialty packaging-printing segment at locations in the U.S. and Europe. Its major applications are product decoration, identification, and information applied to the exterior of a package. The company specializes in the fabrication of narrow web printing presses used for producing pressure sensitive labels, small folding cartons and flexible packaging for the food, cosmetic, pharmaceutical and logistics markets. Products are sold primarily in the Americas and Europe through distributors.

     Hydratight Sweeney designs and manufactures products for critical bolting applications and joint integrity solutions, mainly in the oil and gas industry. Secondary markets include power generation, aviation and general industrial. Hydratight Sweeney's product lines reflect different approaches to bolting and joint integrity including torque products, tension products and a service division which provides custom solutions ranging from straightforward rental of torque or tension equipment through full management of a bolting application using company technicians and engineers. The company has manufacturing plants and rental/sales offices in the U.S. and the U.K., and additional sales offices in Germany, The Netherlands, Brazil, and Saudi Arabia.

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

     SWF Companies manufacture packaging automation and robotic machinery utilized in forming, loading and sealing folding carton stock and corrugated board packaging. SWF's products are sold primarily in the U.S. through direct representation as well as indirect channels. Approximately 30% of the company's machines are installed and operated outside of North America. SWF's new modular platform products are expected to provide a more competitive offering.

     Effective January 1, 2005, Hill Phoenix, Belvac and SWF became part of the new Dover Systems subsidiary segment. Hill Phoenix and DI Foodservice (from Dover Industries) are the "Food Equipment" companies group, and SWF joins Belvac and Tipper Tie (also from Dover Industries) to become the "Packaging Equipment" companies group. At the same time, Mark Andy joined Imaje to form the Printing and Labeling group within Dover Technologies.

  INDUSTRIES

     Industries is comprised of twelve stand-alone operating companies that manufacture a diverse mix of equipment and components for use in the waste handling, bulk transport, automotive service, commercial food service, packaging, and construction equipment industries. A description of each stand-alone operating company is provided below.

     Heil Environmental manufactures a wide variety of refuse collection bodies (garbage trucks) including manual and automated side loaders, front loaders, rear loaders and a variety of recycling units. Bayne, a separately held company of Heil Environmental, manufactures container lifts for the refuse collection industry as well as for commercial applications. Both organizations sell products to municipal customers, national accounts, and independent waste haulers through a network of distributors, and directly in certain geographic areas. Also, under the Heil name, another separately held company of Heil Environmental manufactures a line of dump truck bodies/hoists for the hauling industry. Between all of these Heil Environmental organizations, products are manufactured in the U.S. for sales primarily in North America, and in the U.K. for the European market.

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

     Heil Trailer International produces a complete line of tank trailers including aluminum, stainless steel and steel trailers that carry petroleum, chemical, edible, dry bulk and waste products. Heil also manufactures specialty trailers focused on the heavy haul, oil field, and recovery niches. Trailers are marketed both directly and indirectly through distributors to customers in the construction, trucking, railroad, oil field, towing and recovery, and heavy haul industries, as well as to various government agencies, both domestically and internationally. Heil Trailer International has manufacturing facilities in the United States, Argentina and Thailand, as well as service facilities in the United States and the United Kingdom.

     Tipper Tie develops and manufactures in the U.S. and Europe a wide variety of packaging machinery which employs a clip as the means of flexible package closure. These machines and clips are sold worldwide primarily for use with meat, poultry and other food products. Tipper Tie also produces a line of woven netting products used in many industries, including the meat and poultry, horticulture, Christmas tree, and environmental markets. International sales, primarily in Europe, currently generate over 60% of total sales.

     Marathon Equipment manufactures on-site waste management and recycling systems, including a variety of stationary compactors, roll-off hoists and vertical, horizontal and two ram balers. Equipment is manufac-tured and sold primarily in the U.S. to distribution centers, malls, stadiums, arenas, hotels/motels, warehouses, office complexes, apartment buildings, retail stores, businesses, and recycling centers.

     Triton manufactures a full line of ATM hardware, software and services for retail and financial institutions. As the largest provider of retail ATMs in North America, there are more than 120,000 units installed in over 17 countries. Triton continues to pioneer innovative solutions to increase ATM functionality and lower ATM service costs. Triton's line of retail ATMs are found in numerous major retail chains and in many convenience stores, airports, hotels, office buildings, restaurants, shopping centers, supermarkets and casinos. In the financial institution market, Triton's line of PC-based ATMs and software packages run multi-vendor platforms, features specific to this market.

     PDQ Manufacturing, Inc. manufactures touch free vehicle wash systems, which are sold primarily in the U.S. and Canada to major oil companies as well as to investors. Sales are made through an industry distribution network that installs the equipment and provides after-sale service and support.

     DI Foodservice Companies, through its Groen, Randell, and Avtec brands, manufactures commercial foodservice cooking equipment, cook-chill production systems, refrigeration products, custom food storage and preparation products, kitchen ventilation, air handling systems and conveyer systems. DI Foodservice serves the institutional and commercial foodservice markets worldwide through its network of distributors, manufacturer's representatives, and direct sales force. The primary market for DI Foodservice products is North America.

     Kurz-Kasch manufactures electromagnetic products and specialty plastic components, primarily electromagnetic stators that regulate electronic fuel injectors, electronic fuel pumps for the heavy truck and automotive industries, phenolic brake pistons and electronic valve assemblies. Kurz-Kasch also manufactures specialty plastic components used in aerospace, electrical, telecommunications and other industries. All products are manufactured in the U.S. and sold directly to OEMs.

     Chief Automotive Systems manufactures vehicle collision measuring and repair systems, including pulling equipment and computerized measuring and inspection products. Chief markets its equipment worldwide in over 40 countries throughout Europe, Asia and the Americas, utilizing direct sales, manufacturer representatives, and distributors along with service and training organizations.

     Koolant Koolers manufactures standard and custom industrial liquid chillers, coolers and heat exchanger packages that extend the useful life and productivity of equipment. Chillers are used in a wide variety of applications that include the cooling of lasers, medical diagnostic equipment, spindles, filtration & heat treating equipment, water jet intensifiers, spot welding machines, electronic equipment, semiconductor processing equipment, machine tools and plastic injection molding equipment. All products are manufactured in the U.S. for sale directly and through indirect sales channels in North America.

     Somero Enterprises manufactures highly specialized laser guided concrete screeding equipment used in the commercial construction industry. Products are built in the U.S. and sold globally through a direct sales force, sales representatives and dealers.

     Effective January 1, 2005, Tipper Tie and DI Foodservice became part of the Packaging and Food Equipment companies groups, respectively, at Dover Systems, a new segment subsidiary. At the same time, Kurz-Kasch and Triton, joined the new Dover Electronics segment subsidiary.

  RESOURCES

     Resources' twelve stand-alone operating companies manufacture components and equipment for the oil and gas production industry, petroleum retailing, refining and transportation industries, general process industries, automotive industries, recreational and off-road vehicle market, and other select commercial markets. A description of each stand-alone operating company is provided below.

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

     The Energy Products Group (EPG) consists of six North American operating units, US Synthetic, Norris, Alberta Oil Tool (AOT), Quartzdyne, Ferguson-Beauregard and Norriseal, which primarily serve the upstream oil and gas exploration and production industry. US Synthetic, which was acquired August 31, 2004, is a leading supplier of polycrystalline diamond cutters (PDCs) used in drill bits for oil and gas well drilling. Norris and AOT produce forged steel sucker rods and accessories, integral parts of artificial lift systems used primarily in on-shore oil and gas production. Quartzdyne manufactures precision pressure transducers using proprietary quartz-resonator sensor technology to provide continuous monitoring of pressure, temperature, and flow, in "downhole" oil and gas exploration and production applications. Ferguson-Beauregard provides products that improve production from natural gas wells and electronic well controllers for remotely monitoring, controlling, and optimizing production from natural gas fields. Norriseal provides control valves, butterfly valves, and control instrumentation primarily for oil and gas production applications and, to a lesser extent, the general industrial, refining, chemical processing, and marine markets. Sales are made directly to customers and through various distribution channels. The Energy Products Group's market is global, but sales are predominantly in North America, with the bulk of international sales occurring in South America.

     OPW Fueling Components is a global leader in high quality vehicle fueling solutions. OPW offers an extensive line of fuel dispensing products including conventional, vapor recovery, and CleanEnergy (LPG, CNG, and Hydrogen) nozzles, swivels and breakaways, as well as Vaporsaver 1 -- a tank pressure management system. OPW provides a complete line of environmental products for both aboveground and underground storage tanks, suction system equipment, flexible piping, and secondary containment systems. The ECO Air products line offers an array of tire inflation and vacuum systems, while its OPW Fuel Management Systems group specializes in unattended fuel management, integrated tank monitoring, and Point-of-Sale systems. OPW Fueling Component's products are marketed globally through a network of distributors and company sales offices located throughout the world.

     De-Sta-Co manufactures and sells a variety of modular automation and workholding components, including manual toggle clamps, pneumatic and hydraulic clamps, automation power clamps, automation shuttles and lifters, grippers, slides, end-effectors, and other "end of robot arm" devices. De-Sta-Co serves the automotive, electronics, and general industrial markets from plant facilities in the U.S., Germany, Thailand, France, and Brazil, and its products are marketed globally on a direct basis and through a network of distributors.

     Blackmer manufactures pumps and compressors for the transfer of liquid and gas products in a wide variety of markets, including the refined fuels, LPG, pulp & paper, wastewater, food/sanitary, military/marine, transportation, and chemical process industries. Pump technologies include positive displacement, sliding vane and eccentric disc pumps in addition to centrifugal process pumps. Compressor technologies include reciprocating, rotary vane, and screw compressors. Blackmer sells to OEMs directly, and to other markets through a global network of distributors, primarily in the Americas, Europe and Asia.

     OPW Fluid Transfer Group supplies engineered products, including valves, electronic controls, loading arms, swivels, and couplings, for the transfer, monitoring, measuring, and protection of hazardous, liquid and dry bulk commodities in the chemical, petroleum, and transportation industries. These products are manufactured in the U.S., India, Brazil and the Netherlands. OPW Fluid Transfer Group's products are sold globally, both directly and through distributors.

     Wilden produces a wide range of air-operated double-diaphragm pumps made of a variety of metals and engineered plastics. Wilden pumps are used in a wide variety of fluid transfer applications in general industrial, process industry, and specialized applications. Sales are predominantly through distributors, with over half of Wilden's sales derived from international markets. Wilden acquired Almatec GmbH in December of 2004. Almatec is located near Dusseldorf, Germany, and it designs, manufactures and markets air-operated double-diaphragm pumps used primarily in the biopharmaceutical, chemical and electronics process industries, with its primary markets in Europe.

     C. Lee Cook is comprised of three units: C. Lee Cook, Compressor Components
(CCI), and Cook Manley. C. Lee Cook is a leading manufacturer of piston rings, seal rings, and packings for reciprocating compressors used in the natural gas production and distribution markets, and petrochemical and petroleum refining industries. These products are sold as original equipment parts to compressor manufacturers, and as aftermarket replacement parts. CCI manufactures replacement valves, rods, rings, high performance plastic bushings, and other compressor components, and provides compressor repair services through its service centers, primarily for the North American gas production and distribution markets. Cook Manley designs and manufactures engineered valves for engines and compressors and injection-molded specialty plastic components for gas compressor markets worldwide. C. Lee Cook's products are sold both directly and through various sales channels, largely in North America.

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

     The Tulsa Winch Group includes Tulsa Winch, DP Manufacturing, Pullmaster Winch, and the Greer Company. The primary markets served by the group include the construction, marine, lumber, railroad, refuse, petroleum, military towing and recovery and utility markets, which are served through original equipment manufacturers and an extensive dealer network. Products manufactured by the group include worm gear and planetary winches, worm gear and planetary hoists, traction (constant pull) winches, rotation drives, speed reducers, capstan drives, high capacity bumper/winch packages, electronic monitoring systems and other related products.

     RPA Process Technologies designs and manufactures engineered liquid filtration equipment and systems for the petroleum refining, chemical, food & beverage, pulp and paper, hydrometallurgy, and other process industries on a global basis. The filtration product range includes mechanically self-cleaning filters, backwashing filters, bags and cartridge filters, belt filters, drum filters and vacuum table filters, and they are marketed and sold under the leading brand names of Ronningen-Petter, Filtres Philippe, Filtres Vernay and UCEGO.

     Hydro Systems manufactures chemical proportioning and dispensing systems used to dilute and dispense concentrated cleaning chemicals to the food service, health care, supermarket, institutional, school, building service contractor and industrial markets. Hydro Systems' products are generally sold to manufacturers of concentrated cleaning chemicals who market them with their branded chemicals to offer a complete chemical management system to their end user customers.

     Effective January 1, 2005, Hydro Systems became a part of the new Dover Electronics subsidiary segment.

  TECHNOLOGIES

     Technologies is comprised of thirteen stand-alone operating companies that manufacture products in three broad groupings: Circuit Board Assembly and Test equipment (CBAT), Specialized Electronic Components (SEC), and Marking and Imaging systems. In 2004 Technologies completed three larger and three small add-on acquisitions. A description of each stand-alone operating company is provided below.

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

     OK International manufactures specialized and manual industrial tools for the professional electronics workbench, including precision manual soldering and desoldering tools, ball grid array rework and inspection stations, fluid dispensing systems and other hand tools. Products are made at various U.S. and Chinese locations for sale to customers in the electronics, aerospace and telecom industries through sales organizations around the world that manage distributors and independent representatives.

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

     Alphasem manufactures die attach equipment to attach semiconductor die to their protective packages, providing interconnections to the next level of packaging. These "packages" are vital components in all kinds of simple and sophisticated electronic systems used in computers, automotive applications, space, communication devices, medical systems, and aircraft. SSE, a recent acquisition, manufactures and distributes production equipment for the semiconductor, telecom/optoelectronics and flat panel display markets. Alphasem is based in Switzerland and has sales and service offices in Europe, Asia, and North America.

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

     Effective January 1, 2005, the CBAT companies were renamed the Circuit Assembly and Test (CAT) companies to better reflect the broader market served.

  Specialty Electronic Components (SEC)

     Vectron International designs and manufactures frequency control/select components and modules, employing quartz technologies. Products are manufactured at multiple locations in the U.S. and Germany and are sold to communication equipment, defense and aerospace, medical and industrial customers. In September 2004, Vectron completed the acquisition of the Corning Frequency Control business, which is expected to strengthen Vectron's position in the precision frequency generation and control industry by expanding its product offerings and capabilities to provide custom-engineered solutions to customers.

     Dow-Key Microwave is a specialty manufacturer of microwave electro-mechanical switches for sale to the medical, wireless, defense and aerospace industries. Design and manufacturing operations are in the U.S. and sales are made worldwide through representatives. K&L Microwave designs and manufactures radio frequency and microwave filters and integrated assemblies. K&L has manufacturing operations in the U.S. and the Dominican Republic and sells its products to communication equipment and defense and aerospace customers.

     Novacap is a specialty manufacturer of multi-layer ceramic capacitors and planar arrays for custom high voltage, high reliability applications. It manufactures products in the U.S. and the U.K. for sale to communications, medical, defense and aerospace and automotive manufacturers.

     Dielectric Laboratories is a manufacturer of single and multi-layer high frequency capacitors for use in the communications, defense and automotive industries. Design and manufacturing operations are in the U.S. and sales are made worldwide through representatives.

     Effective January 1, 2005, the SEC companies became part of the new Dover Electronics segment.

  Marking and Imaging

     Imaje is a major worldwide supplier of industrial marking and coding systems. Its primary product is a Continuous Ink Jet (CIJ) printer, which is used for marking variable information (such as date codes or serial numbers) on consumer products. Markpoint, acquired in 2001, added two new technologies to Imaje's product lineup: Drop on Demand (DOD) printers and thermal printers used for marking on secondary packaging such as cartons. Datamax International, acquired in December of 2004, manufactures bar code printers and related products. This acquisition will strengthen Dover's position in the Automatic Identification and Data Capture (AIDC) market. Imaje has also added laser and thermal transfer printers to its broad array of marking and coding solutions. Imaje's markets are very broad and include food, beverage, cosmetics, pharmaceutical, electronics, automotive and other applications where variable marking is required. Products are made in Europe, the U.S. and China, where Imaje engages in both printer assembly and the formulation of ink. Imaje's direct sales/service network has subsidiaries in 30 countries and sells in over 90 countries. Datamax sells primarily through distributors.

DISCONTINUED OPERATIONS

     In August of 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which was effective for fiscal years beginning after December 15, 2001. SFAS No. 144 establishes accounting and reporting standards for the impairment and disposal of long-lived assets and discontinued operations. The Company elected to early adopt SFAS No. 144 in 2001. The application of these standards results in the classification, and separate financial presentation, of certain entities as discontinued operations, which are not included in continuing operations. The earnings (loss) from discontinued operations include charges to reduce these businesses to estimated fair value less costs to sell. Fair value is determined by using quoted market prices, when available, or other accepted valuation techniques. All interim and full year reporting periods have been restated to reflect the discontinued operations discussed below. Please refer to Note 7 to the Consolidated Financial Statements in Item No. 8 of this Form 10-K for additional information.

     The Company's executive management performs periodic reviews at all of its operating companies to assess their growth prospects under its ownership based on many factors including end market conditions, financial viability and their long term strategic plans. Based upon these reviews, management, from time to time, has concluded that some businesses had limited growth prospects under its ownership due to relevant domestic and international market conditions, ongoing financial viability or the fact that they did not align with management's long-term strategic plans.

     During 2004, the Company discontinued and sold one business in the Technologies segment in the first quarter of 2004 and sold five businesses that were discontinued in 2003.

     During 2003, the Company discontinued five businesses, three in the Diversified segment and one business in each of the Industries and Resources segments, all of which were classified as held for sale as of December 31, 2003. In aggregate, these businesses were not material to the Company's results. In 2004, these five businesses plus one additional business were disposed of or liquidated for a net after tax loss of $2.4 million.

     During 2002, the Company discontinued seven businesses, four in the Technologies segment and three in the Resources segment. In 2002, two of these businesses, one from each of Technologies and Resources, were sold for a net after tax loss of $4.5 million. The five remaining businesses were classified as held for sale as of December 31, 2002. In 2003, all five businesses were disposed of or liquidated for a net after tax gain of $4.9 million.

     Charges to reduce these discontinued businesses to their estimated fair values have been recorded in earnings (losses) from discontinued operations net of tax. For the years ended December 31, 2003 and 2002, pre-tax charges were recorded to write-off goodwill of $17.3 million and $31.6 million, respectively, and other long-lived asset impairments and other charges were recorded of $0.2 million and $12.3 million, respectively. No charges related to the write-off of goodwill or other long-lived asset impairments were recorded in 2004.

     Also during 2003, in connection with the completion of a federal income tax audit and commercial resolution of other issues, the Company adjusted certain reserves established in connection with the sales of previously discontinued operations and recorded a gain on the sales of discontinued operations net of tax of $16.6 million, and additional tax benefits of $5.1 million related to losses previously incurred on sales of business. These amounts were offset by charges of $13.6 million, net of tax, to reduce discontinued businesses to their estimated fair value, and a loss on the sale of discontinued operations net of tax of $6.0 million related to contingent liabilities from previously discontinued operations. Total losses from discontinued operations in 2002 primarily relate to charges to reduce discontinued businesses to their estimated fair value.

RAW MATERIALS

     Dover's operating companies use a wide variety of raw materials, primarily metals and semi-processed or finished components, which are generally available from a number of sources. As a result, shortages or the loss of any single supplier have not had, and are not likely to have, a material impact on operating profits. During 2002, steel tariffs were imposed on the importation of certain steel products, which had a slight adverse impact on a number of Dover operating companies that use large amounts of steel. These tariffs remained in effect throughout most of 2003 and were repealed late in the year. In 2004, there were meaningful increases in raw material costs, particularly steel, and higher energy costs, including an estimated increase in unrecovered steel costs of $35 million. These increases primarily affected all three of the Company's industrial segments. Although steel prices are expected to remain relatively high during 2005 and will continue to have an impact on a number of Dover operating companies, the Company expects that the overall raw material cost impact will be less in 2005 than it was in 2004.

RESEARCH AND DEVELOPMENT

     Dover's operating companies are encouraged to develop new products as well as to upgrade and improve existing products to satisfy customer needs, expand sales opportunities, maintain or extend competitive advantages, improve product reliability and reduce production costs. During 2004, approximately $188.3 million was spent on research and development, compared with $158.7 million and $166.2 million in 2003 and 2002, respectively.

     For the Technologies companies, efforts in these areas tend to be particularly significant because the rate of product development by their customers is often quite high. In general, the Technologies companies that provide electronic assembly equipment and services can anticipate that the performance capabilities of such equipment are expected to improve significantly over time, with a concurrent expectation of lower operating costs and increasing efficiency. Significant new product development and introduction costs were realized in 2003-2004, which are expected to moderate in 2005. Likewise, Technologies companies developing specialty electronic components for the datacom and telecom commercial markets anticipate a continuing rate of product performance improvement and reduced cost, such that product life cycles generally average less than five years with meaningful sales price reductions over that time period.

     The Industries, Resources and Diversified segments contain many businesses that are also involved in important product improvement initiatives. These businesses also concentrate on working closely with customers on specific applications, expanding product lines and market applications, and continuously improving manufacturing processes. Only a few of these businesses experience the same rate of change in their markets and products that is experienced generally by the Technologies businesses.

INTELLECTUAL PROPERTY

     The Company owns many patents, trademarks, licenses and other forms of intellectual property, which have been acquired over a number of years and, to the extent relevant, expire at various times over a number of years. A large portion of the Company's intellectual property consists of confidential and proprietary information constituting trade secrets that the Company seeks to protect in various ways including confidentiality agreements with employees and suppliers where appropriate. While the Company's intellectual property is important to its success, the loss or expiration of any significant portion of these rights probably would not materially affect the Company or any of its segments. The Company believes that its commitment to continuous engineering improvements, new product development and improved manufacturing techniques, as well as strong sales, marketing and service efforts, are significant to its general leadership position in the niche markets that it serves.

SEASONALITY

     In general, Dover's operations, while not seasonal, tend to have stronger revenues in the second and third quarters. In particular, those companies serving the transportation, construction, waste hauling, petroleum, commercial refrigeration and food service markets tend to be strong during the second and third quarters. Companies serving the major equipment markets, such as power generation, chemical and processing industries, tend to have long lead times geared to seasonal, commercial or consumer demands, which tend to delay or accelerate product ordering and delivery to coincide with those market trends.

CUSTOMERS

     Dover's businesses serve thousands of customers, no one of which accounted for more than 10% of the Company's consolidated revenues in 2004. Within each of the four segments, no customer accounted for more than 10% of that segment's sales in 2004.

     The Technologies Specialty Electronic Component (SEC) group addresses the military, space, aerospace, commercial and datacom/telecom infrastructure markets. Their customers include some of the largest customers in these markets including Raytheon (military) and Lucent, Cisco and Huawei (datacom/telecom). In addition, many of the OEM customers of the SEC group outsource their manufacturing to Electronic Manufacturing Services (EMS) companies. The Technologies' Circuit Board Assembly and Test group customers also include many of the largest global EMS companies including Jabil, Solectron, Celestica and Flextronics and the newer emerging EMS companies in China such as Foxconn, Asustek, Inventec and Wistron.

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

BACKLOG

     Backlog generally is not a significant factor in most of Dover's businesses, as most of Dover's products have relatively short order-to-delivery periods. It is more relevant to those businesses in the segments which produce larger and more sophisticated machines or have long-term government contracts, primarily in the Diversified segment as well as the Heil companies from the Industries segment and the CBAT and SEC companies from the Technologies segment. Total company backlog as of December 31, 2004 and 2003 was $1,057.4 million and $822.9 million, respectively.

COMPETITION

     Dover's competitive environment is complex because of the wide diversity of the products it manufactures and the markets it serves. In general, most Dover companies are market leaders which compete with only a few companies and the key competitive factors are customer service, product quality and innovation. In addition, since most of Dover's manufacturing operations are in the United States, Dover usually is a more significant competitor domestically than in foreign markets.

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

     The countries where most of Dover's foreign subsidiaries and affiliates are based are France, Germany, the U.K., The Netherlands, Sweden, Switzerland and, with increased emphasis, China.

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

EMPLOYEES

     The Company had approximately 28,100 employees as of December 31, 2004.

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

ITEM 2.  PROPERTIES

     The number, type, location and size of the Company's properties as of December 31, 2004 are shown on the following charts, by segment:

                                                                              SQUARE FOOTAGE
                                           NUMBER AND NATURE OF FACILITIES       (000'S)
                                          ---------------------------------   --------------
SEGMENT                                   MFG.   WAREHOUSE   SALES/SERVICE    OWNED   LEASED
-------                                   ----   ---------   --------------   -----   ------
Diversified.............................   45       13             39         3,396     954
Industries..............................   40       13             26         4,060     736
Resources...............................   71       15             36         3,395     836
Technologies............................   71       28            173         2,278   1,780

                                              LOCATIONS                   LEASED FACILITIES
                                  ----------------------------------   ------------------------
                                   NORTH                               EXPIRATION DATES (YEARS)
                                  AMERICAN   EUROPEAN   ASIA   OTHER    MINIMUM       MAXIMUM
                                  --------   --------   ----   -----   ----------    ----------
Diversified.....................     49         31       --      6         1             25
Industries......................     64         13        2      3         1             10
Resources.......................     71         13        3      6         1              6
Technologies....................     61         68       84     39         1             18

     The facilities are generally well maintained and suitable for the operations conducted. In 2005, the Company expects to make modest increases in capacity for a few businesses experiencing strong growth demands.

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

     The Company and certain of its subsidiaries are also parties to a number of other legal proceedings incidental to their businesses. These proceedings primarily involve claims by private parties alleging injury arising out of use of the Company's products, exposure to hazardous substances or patent infringement, litigation and administrative proceedings involving employment matters, and commercial disputes. Management and legal counsel periodically review the probable outcome of such proceedings, the costs and expenses reasonably expected to be incurred, the availability and extent of insurance coverage, and established reserves. While it is not possible at this time to predict the outcome of these legal actions or any need for additional reserves, in the opinion of management, based on these reviews, it is remote that the disposition of the lawsuits and the other matters mentioned above will have a material adverse effect on the Company's financial position, results of operations, cash flows or competitive position.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of the Company's security holders in the last quarter of 2004.

EXECUTIVE OFFICERS OF THE REGISTRANT

     All officers are elected annually at the first meeting of the Board of Directors following the annual meeting of stockholders and are subject to removal at any time by the Board of Directors. The executive officers of Dover as of February 28, 2005, and their positions with the Company (and, where relevant, prior business experience) for the past five years are as follows:

NAME                             AGE          POSITIONS HELD AND PRIOR BUSINESS EXPERIENCE
----                             ---          --------------------------------------------
Ronald L. Hoffman..............  56    Chief Executive Officer (since January 1, 2005) and
                                       President (since July 2003) of Dover; President and Chief
                                       Executive Officer of Dover Resources, Inc. (from 2002 to
                                       2003); Executive Vice President of Dover Resources, Inc.
                                       (from mid-2000 to 2002); and President of Tulsa Winch, Inc.
                                       (through mid-2000).
Ralph S. Coppola...............  60    Vice President of Dover and President and Chief Executive
                                       Officer of Dover Systems, Inc. (since October 1, 2004);
                                       prior thereto for more than five years President, Hill
                                       Phoenix Inc.
Robert G. Kuhbach..............  57    Vice President, Finance, Chief Financial Officer and
                                       Treasurer (since November 2002); through December 2002 and for more than five years prior thereto Vice President,
                                       General Counsel and Secretary of Dover.
Robert A. Livingston...........  51    Vice President of Dover and President and Chief Executive
                                       Officer of Dover Electronics, Inc. (since October 1, 2004);
                                       prior thereto President of Vectron International, Inc.
                                       (since January 2002); prior thereto Executive Vice
                                       President of Dover Technologies International, Inc. (since
                                       April 1998).
Raymond T. McKay, Jr. .........  51    Vice President (since February 2004), Controller (since
                                       November 2002); prior thereto Assistant Controller, Dover
                                       (since June 1998).
John E. Pomeroy................  63    Vice President of Dover and President and Chief Executive
                                       Officer of Dover Technologies International, Inc.
George Pompetzki...............  52    Vice President, Taxation, of Dover (since May 2003); prior thereto for more than five years Senior Vice President of
                                       Taxes, Siemens Corporation.
David J. Ropp..................  59    Vice President of Dover and President and Chief Executive
                                       Officer of Dover Resources, Inc. (since July 2003); prior
                                       thereto, Executive Vice President of Dover Resources, Inc.
                                       (since February 2003); prior thereto, President of OPW
                                       Fueling Components (since February 1998).
Timothy J. Sandker.............  56    Vice President of Dover and President and Chief Executive
                                       Officer of Dover Industries, Inc. (since July 2003); prior thereto, Executive Vice President, Dover Industries (since
                                       April 2000); prior thereto for more than five years,
                                       President, Rotary Lift.
Joseph W. Schmidt..............  58    Vice President, General Counsel & Secretary of Dover (since
                                       January 2003); prior thereto for more than five years
                                       partner in Coudert Brothers LLP (a multi-national law
                                       firm).
William W. Spurgeon............  46    Vice President of Dover and President and Chief Executive
                                       Officer of Dover Diversified, Inc. (since October 1, 2004);
                                       prior thereto Executive Vice President of Dover
                                       Diversified, Inc. (since March 2004); prior thereto
                                       President of Sargent Controls & Aerospace (since October
                                       2001); prior thereto Executive Vice President of Sargent
                                       Controls & Aerospace (since May 2000).
Robert A. Tyre.................  60    Vice President -- Corporate Development of Dover.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

     The principal market in which the Company's common stock is traded is the New York Stock Exchange. Information on the high and low sales prices of such stock, and the frequency and the amount of dividends paid during the last two years is as follows:

       DOVER CORPORATION COMMON STOCK CASH DIVIDENDS AND MARKET PRICES(1)

                                            2004                          2003
                                 ---------------------------   ---------------------------
                                  MARKET PRICES                 MARKET PRICES
                                 ---------------   DIVIDENDS   ---------------   DIVIDENDS
                                  HIGH     LOW     PER SHARE    HIGH     LOW     PER SHARE
                                 ------   ------   ---------   ------   ------   ---------
First..........................  $44.13   $36.41     $.150     $31.43   $22.85     $.135
Second.........................   42.81    35.50      .150      34.70    23.77      .135
Third..........................   42.37    36.67      .160      38.79    29.17      .150
Fourth.........................   42.72    35.12      .160      40.45    35.22      .150
                                                     -----                         -----
                                                     $ .62                         $ .57
                                                     =====                         =====

---------------

(1) As reported in the Wall Street Journal

     The number of holders of record of the Company's Common Stock as of February 28, 2005 was approximately 14,000. This figure includes participants in the Company's 401(k) program.

     On November 15, 2004 pursuant to the Dover Corporation 1996 Non-Employee Directors' Stock Compensation Plan (the "Directors' Plan"), the Company issued an aggregate of 9,120 shares of its Common Stock to its eight outside directors (after withholding an aggregate of 3,904 additional shares to satisfy tax obligations), as compensation for serving as directors of the Company during 2004.

     Under the Dover Corporation Directors' Plan as amended effective November 4, 2004, non-employee Directors receive annual compensation in an amount set from time to time by the Board, payable partly in cash and partly in common stock as such allocations may be adjusted from time to time by the Board of Directors, subject to the limitation set forth in the Directors' Plan on the maximum number of shares that may be granted to any Director in any year (10,000 shares). For 2003 and 2004, annual compensation was set at $90,000, payable 25% in cash and 75% in common stock. For 2004, the annual compensation of $90,000 was paid by $22,500 in cash and 1,628 shares of common stock, based on the fair market value of common stock on November 15, 2004.

     Dover purchased a number of its shares during the fourth quarter of 2004. The shares listed below were acquired by Dover from the holders of its employee stock options when they tendered previously owned shares as full or partial payment of the exercise price of such stock options. These shares are applied against the exercise price at market price on the date of exercise. The following table depicts the purchase of these shares made during the fourth quarter of the year:

                                                                   (C) TOTAL NUMBER      (D) MAXIMUM NUMBERS
                                                                     OF SHARES (OR      (OR APPROXIMATE DOLLAR
                                                    (B) AVERAGE    UNITS) PURCHASED      VALUE) OF SHARES (OR
                                 (A) TOTAL NUMBER   PRICE PAID    AS PART OF PUBLICLY   UNITS) THAT MAY YET BE
                                  OF SHARES (OR      PER SHARE      ANNOUNCED PLANS      PURCHASED UNDER THE
PERIOD                           UNITS) PURCHASED    (OR UNIT)        OR PROGRAMS         PLANS OR PROGRAMS
------                           ----------------   -----------   -------------------   ----------------------
October 1 to October 31,
  2004.........................       4,153            36.30        Not Applicable          Not Applicable
November 1 to November 30,
  2004.........................       1,917            40.67        Not Applicable          Not Applicable
December 1 to December 31,
  2004.........................         833            41.44        Not Applicable          Not Applicable
FOR FOURTH QUARTER 2004........       6,903            38.13        Not Applicable          Not Applicable

ITEM 6.  SELECTED FINANCIAL DATA

     Selected Dover Corporation financial information for the years 2000 through 2004 is set forth in the following 5-year Consolidated Table.

                                      2004        2003        2002          2001          2000
                                   ----------   ---------   ---------     ---------     ---------
                                              (IN THOUSANDS, EXCEPT PER SHARE FIGURES)
Net sales........................  $5,488,112   4,413,296   4,053,593     4,223,245     4,889,035
Net earnings from continuing
  operations.....................     409,140     285,216     207,846(1)    178,236(2)    497,483(3)
Net earnings (losses) per common
  share:
  Basic
     -- Continuing operations....  $     2.01        1.41        1.02          0.88          2.45
     -- Discontinued
       operations................        0.02        0.04        0.17          0.34          0.11
                                   ----------   ---------   ---------     ---------     ---------
     -- Total net earnings before
       cumulative effect of
       change in accounting
       principle.................        2.03        1.45        0.85          1.22          2.56
     -- Cumulative effect of
       change in accounting
       principle.................          --          --       (1.45)           --            --
                                   ----------   ---------   ---------     ---------     ---------
     -- Net earnings (losses)....  $     2.03        1.45       (0.60)         1.22          2.56
                                   ==========   =========   =========     =========     =========
  Diluted
     -- Continuing operations....  $     2.00        1.40        1.02          0.87          2.43
     -- Discontinued
       operations................        0.02        0.04       (0.18)         0.35          0.11
                                   ----------   ---------   ---------     ---------     ---------
     -- Total net earnings before
       cumulative effect of
       change in accounting
       principle.................        2.02        1.44        0.84          1.22          2.54
     -- Cumulative effect of
       change in accounting
       principle.................          --          --       (1.44)           --            --
                                   ----------   ---------   ---------     ---------     ---------
     -- Net earnings (losses)....  $     2.02        1.44       (0.60)         1.22          2.54
                                   ==========   =========   =========     =========     =========
Dividends per common share.......  $      .62         .57         .54           .52           .48
Weighted average number of common
  shares outstanding:
  -- Basic.......................     203,275     202,576     202,571       202,925       202,971
  -- Diluted.....................     204,786     203,614     203,346       204,013       204,677
Capital expenditures.............  $  107,434      96,400      96,417       158,773       177,823
Depreciation and amortization....  $  160,845     151,309     156,946       207,845       178,485
Total assets.....................  $5,781,358   4,995,373   4,280,383     4,368,345     4,371,068
Total debt.......................  $1,092,328   1,067,585   1,054,058     1,075,172     1,471,968

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

2004 COMPARED WITH 2003

  SUMMARY

     Sales for 2004 of $5,488.1 million were up $1,074.8 million or 24% from 2003, primarily driven by increases of $396.9 million at Technologies and $354.6 million at Resources. Technologies' sales were impacted by positive trends in the global electronics industry, particularly in the back-end semiconductor market, as well as expansion of the Chinese manufacturing capacity. Resources' sales increased due to improved market conditions and the full year impact of the 2003 acquisition of Warn Industries. Industries' sales increased $181.2 million and Diversified's sales increased by $142.6 million. Sales would have increased 20.9% to $5,336.9 million if 2003 foreign currency translation rates were applied to 2004 results. Acquisitions completed during 2004 contributed $104.1 million to sales and contributed gross profit of $38.6 million. Gross profit of $1,894.4 million in 2004 represented a 25% increase compared to $1,520.4 million in 2003. Gross profit margins for both 2004 and 2003 were 34.5% as volume increases in the current year were offset by rising commodity prices.

     Selling and administrative expenses for 2004 were $1,282.2 million or 23% of net sales, compared to $1,076.7 million or 24% of net sales in 2003. The increase in selling and administration expenses includes the costs related to Sarbanes-Oxley requirements and increases in compensation and pension benefits. Operating profit of $612.2 million for 2004 increased $168.4 million compared to the prior year due primarily to the 24% increase in revenues, benefits from the Company's restructuring programs undertaken during 2002 and 2001, and slightly improved global economic conditions. Operating profit margin for 2004 was 11.2% compared to 10.1% for 2003.

     Net interest expense decreased 1% to $61.3 million for 2004, compared to $62.2 million for 2003. The primary reason for the decrease in net interest expense was income related to the Company's outstanding interest rate swaps related to a portion of its long-term debt.

     Other net income for 2004 was $1.2 million and includes gains on dispositions, favorable settlements and miscellaneous credits of $9.9 million which were largely offset by foreign exchange losses of $8.7 million. Other expenses of $9.7 million for 2003 primarily related to foreign exchange losses of $6.2 million. The foreign exchange losses in both 2004 and 2003 primarily relate to appreciation of the Euro against the U.S. dollar.

     Dover's effective 2004 tax rate for continuing operations was 25.9% compared to the 2003 rate of 23.3%. The low effective tax rate for both years is largely due to the continuing benefit from tax credit programs such as those for R&E combined with the benefit from U.S. export programs, lower effective foreign tax rates from the utilization of net operating loss carry forwards and the recognition of certain capital loss benefits which were higher in 2003.

     Net earnings from continuing operations for 2004 were $409.1 million or $2.00 per diluted share compared to $285.2 million or $1.40 per diluted share from continuing operations in 2003. For 2004, net earnings before cumulative effect of change in accounting principle were $412.8 million or $2.02 per diluted share, including $3.6 million or $.02 per diluted share in earnings from discontinued operations, compared to $292.9 million or $1.44 per diluted share for 2003, which included $7.7 million or $.04 per diluted share in earnings from discontinued operations.

     Discontinued operations earnings for 2004 were $3.6 million compared to earnings of $7.7 million in 2003. During 2003, in connection with the completion of a federal income tax audit and commercial resolution of other issues, the Company adjusted certain reserves, established in connection with the sales of previously discontinued operations, and recorded a gain on the sales of discontinued operations net of tax of $16.6 million, and additional tax benefits of $5.1 million related to losses previously incurred on sales of business. These amounts were offset by charges of $13.6 million, net of tax, to reduce discontinued businesses to their estimated fair value, and a loss on the sale of discontinued operations net of tax of $6.0 million related to contingent liabilities from previously discontinued operations. Total losses from discontinued operations in

2002 primarily relate to charges to reduce discontinued businesses to their estimated fair value. Please refer to Note 7 in the Consolidated Financial Statements in Item 8.

     For 2002, the impact of the adoption of the Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets," resulted in a net loss of $121.3 million. The adoption resulted in a goodwill impairment charge of $345.1 million ($293.0 million, net of tax, or $1.44 diluted earnings per share). The adoption of the standard also discontinued the amortization of goodwill effective January 1, 2002. There were no goodwill impairments charges in 2004 and 2003.

DIVERSIFIED

                                                      TWELVE MONTHS ENDED DECEMBER 31,
                                                     ----------------------------------
                                                        2004         2003      % CHANGE
                                                     ----------   ----------   --------
                                                         (IN THOUSANDS, UNAUDITED)
Net sales..........................................  $1,310,835   $1,168,256      12%
Earnings...........................................     149,779      131,867      14%
Operating margins..................................        11.4%        11.3%
Bookings...........................................   1,412,384    1,161,012      22%
Book-to-Bill.......................................        1.08         0.99
Backlog............................................     440,583      334,349      32%

     Diversified's earnings increased 14% on a 12% sales increase, as capital equipment markets improved throughout the year. The earnings increase was achieved mainly through higher sales volumes, new products and successful marketing programs. Most of the companies, especially SWEP, Tranter PHE and Hill Phoenix, were negatively affected by significantly increased raw material prices. Crenlo, Mark Andy, Graphics Microsystems, and Hydratight Sweeney accounted for most of the earnings gain, which was somewhat offset by declines at SWF and Belvac. Segment bookings improved 22% over prior year, and Diversified enters 2005 with a record year-end backlog.

     Hill Phoenix reported record sales and bookings, and earnings were the second best ever at 3% below last year's record. Despite slower overall market conditions and consolidations in the supermarket industry, Hill Phoenix continues to grow sales through expansion of its customer base by offering industry-leading product innovations and strong customer service. Earnings at Refrigeration Systems and National Cooler both exceeded last year. These increases were offset by lower earnings at Display Cases, which was heavily impacted by the unprecedented rise in commodity costs and a slow down in new construction and remodels by two of its major customers. Margins were down slightly as the rise in material prices outpaced the businesses' ability to increase prices or fully offset them with cost-reduction initiatives. Revenue growth is expected to continue in 2005 as Hill Phoenix finished the year with its highest backlog in three years.

     Sargent reported record sales, fueled by the continued recovery of the commercial and defense aerospace markets. Earnings improved 10%, however margins were negatively impacted by start-up investments in a facility in Mexico and increased operational support for Sargent Canada's 89% volume increase. Raw material availability and increasing cost remained a challenge at all business units, especially at Sonic. Record bookings improved 23% over prior year, led by the Marine Division being awarded a large U.S. military order for a submarine ship set.

     Performance Motorsports produced excellent operating leverage as earnings increased 15% on a 4% sales increase. Their performance was driven by the recovery of the automotive racing and powersports markets, the addition of new customers and improved operating efficiency. Earnings records were set at three of their business units, JE Pistons, ProX and Carrillo. JE Pistons and Carrillo achieved market share gains with a number of NASCAR racing teams, while ProX benefited from new products and improved distribution. Wiseco's margins declined as a result of manufacturing inefficiencies associated with the shift from 2-cycle to 4-cycle pistons. Performance Motorsports exceeded prior year sales, earnings and margins in every quarter of 2004.

     SWEP achieved record bookings, sales and earnings, while margins decreased slightly due to significant material cost increases. Order activity was steady throughout the year in both its heat pump and boiler markets, and production capacity was increased with both capital investments and productivity programs to meet the growing demand. Earnings were up 12%, driven by volume increases, cost reduction and favorable currency rates. Due to brisk sales in Asia, the plant in Malaysia increased production volume by almost 100% for the year.

     Tranter PHE set new bookings and sales records in 2004, though earnings dropped below last year by 2%. Earnings benefited from the higher sales volume, but were more than offset by significantly increased stainless steel and titanium prices and costs associated with the implementation of a new business system. Prior investment made in its low-cost facility in India produced increased capacity and allowed it to double output in 2004. Margins improved significantly in the fourth quarter, due to an improved sales mix, better pricing and a reduced workforce. Tranter PHE has had success in selling to new markets such as ethanol plants in the U.S. and processing plants in Brazil.

     Belvac finished the year with flat sales compared to 2003. Earnings were down 16% due to investments in product development, start-up costs associated with opening a new facility in the Czech Republic, and increases in commodity costs. Bookings, especially in the second half, were very strong and increased by 41% for the full year. The increase in bookings is related to a growing requirement for can size diversity, conversions in can top sizes, and growth in the European market. A significant portion of its business includes spares and retrofits that improve productivity of its customer's equipment. Backlog at year-end was at its highest point in seven years and was 72% higher than the prior year.

     Crenlo achieved record bookings and sales, due to increased cab volumes with key customers in the construction/agriculture equipment market. In addition to the higher volume, its earnings and margins increased significantly as a result of solid execution of its performance improvement plan. Although steel costs continued to be a significant issue, it was able to pass through the majority of the price increase to its customers. Its specialty enclosure business reported flat sales and earnings for the year. Crenlo's backlog increased each quarter, and ended the year at 49% above 2003.

     Mark Andy's results were much improved over prior year, as it achieved record sales and bookings and more than doubled earnings. Significant growth in label press orders were driven by the strength of the Euro, U.S. tax incentives and improvements in sales strategies. A number of new product introductions in both the Mark Andy and Comco product lines have enhanced its technology leadership position in the industry. Growth was seen in both the domestic and international markets, and indications are that it has taken market share from competitors.

     Hydratight Sweeney had a record year, as earnings grew 57% on a sales gain of 23%. Its tension and service business drove the performance with strong sales to the robust oil and gas markets, especially in the North Sea and the Middle East. Both its Morgrip and Hevilift product lines made strong contributions to its results in 2004. The Torque business unit's results were down to prior year due to low hydraulic sales, partially offset by increased industrial and aero sales, especially to military customers.

     Waukesha Bearings reported slightly lower earnings on flat sales as the power generation market is experiencing a slow recovery. However, its oil and gas markets continue to be buoyant and are expected to remain strong in 2005. The decline in earnings is primarily the result of significant one-time charges associated with a warranty reserve, employee redundancy and recruitment costs, and a write-down of a facility held for sale, partially offset by a favorable legal settlement. Bookings and backlog were up due to a large order in the nuclear equipment market for its CRL business unit.

     Graphics Microsystems had an outstanding year with record bookings, sales and earnings, as it won significant business from six new key customers for its color and ink control products. It has been successful at changing its business model, moving its customer base from small and medium size printers in the aftermarket to large printers and the high-end new press OEM market. A new product was added, ribbon control, which was successfully approved by an OEM customer as the standard for its presses. A sizeable R&D operation was established in India, which directly contributed to Graphics Microsystems' market growth by improving software quality and the overall development process.

     SWF had a disappointing year, with declines in sales and a loss for the year. Results continued to be adversely affected by high warranty costs and product development expenses. The lack of sustained bookings at a level for efficient production was another significant negative factor in its performance. Although market activity improved, the closing cycle for capital investment in packaging automation continued to increase. The acquisition of GSMA Systems in March of 2004 increased the company's capabilities by being able to provide robotic solutions to complex handling problems.

INDUSTRIES

                                                      TWELVE MONTHS ENDED DECEMBER 31,
                                                     ----------------------------------
                                                        2004         2003      % CHANGE
                                                     ----------   ----------   --------
                                                         (IN THOUSANDS, UNAUDITED)
Net sales..........................................  $1,221,178   $1,039,930      17%
Earnings...........................................     138,359      121,200      14%
Operating margins..................................        11.3%        11.7%
Bookings...........................................   1,255,104    1,105,046      14%
Book-to-Bill.......................................        1.03         1.06
Backlog............................................     238,954      201,866      18%

     Dover Industries sales increased 17% reflecting continued market share gains helped by considerable new product introductions. Sales have now increased for seven consecutive quarters. Earnings grew 14%, driven by sales gains but were offset by rising steel prices. The largest contributors to earnings increases were Heil Environmental due to share gains and Chief Automotive which benefited from new product introductions.

     Heil Environmental's performance improved versus 2003 despite significant steel cost increases, as a small decline in the Refuse Collection Vehicle market was offset by market share gains. An increase in buying in municipal markets, increases in market share within the national account segment, further penetration into the independent hauler segment, and an active New York City market drove revenues to double-digit gains. Bayne, a 2001 acquisition, also contributed with record performance during the year driven primarily by newly gained distribution. Heil's European business grew as well, increasing market share in the municipal market.

     Rotary Lift delivered improved sales driven partially by market share gains in the important 2-post segment of the market, although much of the increase in revenues was due to new product categories introduced in the latter half of 2003 that carry lower margins. Earnings were also hampered by escalating steel costs and margin pressures from low-cost Asian imports. Rotary continues to focus on providing productivity-based solutions, which has partially insulated it from severe pricing pressures seen at the commodity end of the business. Rotary's European operations, enhanced by the acquisition of Blitz in mid-2003, delivered double digit gains in their first full year as Rotary Lift Europe. Total Rotary year-end backlog is up over 40% compared to 2003.

     Heil Trailer, the only global manufacturer of tank trailers, recovered from a weak 2003. A stronger US tank market, improved results in Argentina due to pent-up demand in the Argentine and surrounding economies, and strong governmental sales at Kalyn Siebert drove the favorable comparisons. However, a stagnant Asian market hurt by ambivalent enforcement of truck weight limits, plant shut-down expenses in the UK, and material cost escalations partially offset this gain. Revenues were positively impacted by a full year of military shipments, although rising steel costs impacted profitability.

     Tipper Tie reported its best results in over four years. Tipper's international operations, which account for 60% of sales, had another strong year, building from 2003's solid results. Despite weakness in the German market, the result of a consolidating retail environment, international sales increased over 10% driven by strength in Eastern Europe, primarily Russia, Poland, Romania, Hungary and the Baltic states. Alpina, a Swiss company acquired in 2000, delivered record sales and earnings surpassing its record performance in

2003. The US business rebounded moderately amid continued pricing pressures. Tipper Tie benefited from strength in the European currencies which was offset by increased aluminum costs.

     Marathon delivered record sales driven by strength across its product line. Recycling products had a strong year as baler sales increased behind new product introductions and product redesigns. Marathon increased its market share due in part to a large one-time order from a national account, by leveraging its broad product line, and by focusing engineering efforts on identifying customer needs. This has led to increased new product activity that will continue into 2005. Accordingly, backlogs are up 19%.

     Investments in products for major retail, financial institutions, and global customers drove Triton's sales to the highest level in its history. During the year, Triton produced its 100,000(th)ATM while achieving sales of over 20,000 units. This year marked the transition from serving primarily low-end retail ATM markets to becoming a player in the mid to high-end market of major retail and financial institutions. Costs associated with these endeavors hampered margins, but set the stage for positive returns in 2005 and beyond. In Canada, unit sales were at an all time high, while European unit sales climbed over 30%.

     PDQ's revenues were flat with the prior year as the "in bay automatic' domestic market held relatively flat throughout the year. After a relatively strong start to the year, poor weather and rising gas prices were negative influences on orders, which began to fall off in the third quarter. Sales to major oil companies were up for the year, but investor sales were flat as hurricanes and heavy rain reduced near-term car wash volume and therefore made current investors reconsider their replacement and expansion plans for the year. New products introduced during the year were well received. Both the G5 S-Series, a higher-end Laser wash, and the Access machine, a wash activation unit, delivered sales gains in excess of 50% but were not enough to make up for a less active jobber market.

     DI Foodservice, which includes Groen, Randell, and Avtec, reported a revenue decline and a 70% decline in earnings. Continued weakness in municipal spending negatively impacted the institutional equipment market for the third consecutive year. 2004 saw numerous chain restaurant new-store openings being delayed or put on hold. Earnings results were also impacted by a number of adverse accrual adjustments that occurred during the year. A management change has been implemented, and performance is expected to improve in 2005.

     Kurz-Kasch's revenues increased over 40% in 2004, primarily driven by the effect of the acquisition of Wabash Magnetics at the end of 2003. Strong specialty plastics sales offset weakness in stator sales. Performance at Wabash was above expectations driven primarily by strength in its irrigation markets. Profits at Kurz-Kasch Consolidated increased over 2003 levels, but were impacted by unfavorable product mix and plant closing costs associated with the Wabash acquisition.

     Despite a continued soft economy, consolidation of the auto repair market, rising steel prices, and insurance industry trends negatively impacting the collision industry, Chief delivered its best performance since 2001. Rebounding from a difficult year in 2003, Chief grew sales and earnings at double digit rates fueled by the introduction of new pulling products and a 75% increase in measuring equipment unit sales.

     Somero grew sales and earnings as the introduction of two new products contributed to gains both domestically and internationally. The SXP large screed was developed to replace the original laser screed machine and sales of large screeds doubled from 2003 levels. The Copperhead XD, a product that primarily serves the upper deck and smaller floor concrete screeding markets, was improved to add more power and torque and contributed to an 18% sales gain in Copperhead revenue. International sales increased to 30% of total revenue, driven by new market penetration in Europe and Australia.

     Koolant Koolers rode a recovery in the machine tool industry and posted double digit sales and earnings gains. In addition, Koolant Koolers continued its diversification into other markets and applications, making significant inroads into the food processing market in 2004. At Schreiber, a recovery in the plastics and welding markets was partially offset by a slowdown in medical shipments.

RESOURCES

                                                      TWELVE MONTHS ENDED DECEMBER 31,
                                                      --------------------------------
                                                         2004        2003     % CHANGE
                                                      ----------   --------   --------
                                                         (IN THOUSANDS, UNAUDITED)
Net sales...........................................  $1,337,229   $982,658      36%
Earnings............................................     216,291    136,851      58%
Operating margins...................................        16.2%      13.9%
Bookings............................................   1,394,810    990,057      41%
Book-to-Bill........................................        1.04       1.01
Backlog.............................................     163,460    104,395      57%

     Dover Resources' 2004 sales increased 36%, or $355 million, to $1,337 million primarily due to relatively strong conditions in markets served by Dover Resources companies. The strength was most prevalent in those companies in the oil and gas equipment group (Energy Products Group and C. Lee Cook) and those in the material handling group (Tulsa Winch, Texas Hydraulics, and Warn) that serve the construction equipment, mobile crane, recovery vehicle, and power sports markets. All 12 Resources companies increased bookings versus 2003 and Dover Resources ended the year with a backlog that was 57% above prior year. Earnings increased by 58%, or $79 million to $216 million and operating margins increased
2.3 points to 16.2%.

     Warn, which was acquired on October 1, 2003, continued to generate strong growth and earnings in the first full year as a Dover company. Warn experienced record sales in power sports products, strong growth in its branded truck products, and continued growth in powertrain products driven by increased demand for light trucks and sport utility vehicles. Sales increases of 22% generated earnings increases of 13%, which included the impact of increased material costs that could not be immediately passed on to OEM customers. The new WARN Works(R) line of lifting and pulling products gained market acceptance at two major home improvement retailers. The continued flow of new products at Warn is expected to fuel future growth.

     The Energy Products Group financials include four months of the results of US Synthetic, which was acquired on August 31, 2004. 2004 was a strong year for the Energy Products Group in terms of sales and earnings growth. The business did an excellent job of offsetting material price increases and managing through difficult issues of material shortages.

     OPW Fueling Components continued to grow both sales and earnings, a result of continued expansion of new environmental regulations, as well as an increase in retail service station construction and remodeling. OPW also benefited from the opening of a new manufacturing facility in China and an expanded presence in Brazil. The business generated significant cost savings from its global sourcing efforts and continued expansion of its Six Sigma quality process.

     OPW Fluid Transfer Group increased earnings 26% on a 22% sales increase and had strong performance at each of its business units. The rail tank car market experienced stronger growth than recent years and was a factor in the improved results at Midland. Civacon, Engineered Systems, and European operations all saw improvement in their transportation and loading equipment markets. The Group continued to strengthen its global presence with the expansion into Brazil. The synergy generated across its business units outside the U.S. has been a driver of international growth.

     Wilden grew both sales and earnings in 2004 with exceptionally good growth outside the U.S. Sales increased 8%, excluding the impact of the Almatec acquisition, which was completed on December 17, 2004.

     Blackmer benefited from restructuring and consolidation initiatives in 2003. The business generated strong earnings leverage as a result of these initiatives and from actions to grow revenue. Earnings increased significantly on a sales increase of 13%. Blackmer's French operations also had a strong year with increases in sales and earnings resulting from initiatives to further expand its presence outside of France.

     De-Sta-Co leveraged an 8% sales increase into a very strong earnings performance. Most of De-Sta-Co's markets were solid in 2004 with strong growth in robotics tooling and through major industrial catalog sales.

These strengths were dampened by slow growth in the automotive tooling and work holding markets. Germany was a solid contributor to the improved business results, due in part to a weaker U.S. dollar.

     The Tulsa Winch Group achieved record sales in 2004 with positive market conditions in most segments served by Tulsa Winch. In particular, the petroleum, military, construction equipment, and mobile crane markets rebounded in early 2004 and provided increased opportunities for growth. The business has been able to realize synergy in sales and engineering from the acquisitions of DP, Pullmaster, and Greer, which were acquired in 2000. The product synergies are expected to provide even more growth opportunities as electronic sensing is further expanded across the traditional mechanical and hydraulic winch product offering.

     Texas Hydraulics experienced record bookings in 2004 and was challenged to overcome capacity constraints and material cost and availability issues. To accommodate both sales and earnings increases of over 60%, Texas Hydraulics undertook a number of improvements, including further expansion of "lean concepts," selective outsourcing and capital investments, which have proven to be positive factors. The company is now positioned to benefit from these improvements in 2005.

     C. Lee Cook generated a 21% earnings improvement on a 7% sales increase. The markets served by Cook (gas compression and transmission) were exceptionally strong in 2004, both in the OEM equipment and the maintenance and service sectors. Even though Cook had a facility destroyed by a fire in January 2004, the business was able to recover and get back into operation without a loss of customers or profitability.

     Hydro Systems finished 2004 on a strong note and for the full year achieved an earnings increase of 5% on a sales increase of 7%. Results were dampened by a legal settlement in early 2004. The business achieved strong results from its European operations, benefited from a downsizing in one of its U.S. facilities, and has begun to see growth in its newly established Brazil business.

     RPA Process Technologies completed a year of "rebuilding." After implementing a restructuring of its French operations in mid-2004, the business returned to profitability in the second half of 2004. The business achieved record levels of bookings in 2004 and has a backlog that exceeds 40% of its sales plan for 2005. There are still challenges facing the business in terms of global positioning and the need to re-invigorate the product offering, but the management team is clearly focused on making the necessary changes.

TECHNOLOGIES

                                                      TWELVE MONTHS ENDED DECEMBER 31,
                                                     ----------------------------------
                                                        2004         2003      % CHANGE
                                                     ----------   ----------   --------
                                                         (IN THOUSANDS, UNAUDITED)
Net sales..........................................  $1,628,135   $1,231,241      32%
Earnings...........................................     162,198       84,763      91%
Operating margins..................................        10.0%         6.9%
Bookings...........................................   1,612,722    1,275,598      26%
Book-to-Bill.......................................        0.99         1.04
Backlog............................................     215,157      182,427      18%

     Technologies sales increased to $1,628 million, a 32% increase over 2003. Earnings increased $77 million or 91%. The overall electronics industry continued its recovery, which commenced in 2003. Particularly strong was the mid-year activity in the back-end semiconductor markets. However, by the fourth quarter, the semiconductor and related markets had slowed significantly as did the level of Chinese contract manufacturers' capital expenditures.

  MARKING AND CODING

     Imaje had record sales (up 16%) and earnings (up 7%) and continues to see growth in all of its product areas: Continuous Ink Jet (CIJ) applications in primary packaging and Drop on Demand (DOD) and Thermal Transfer on Line (TTOL) applications in secondary packaging and large character printing. CIJ unit volume for the year was at a record level although non-CIJ products are becoming an increasing percentage of

Imaje's business. The newly released Print & Apply product is being very well-received in the market. The industrial markets served by Imaje and its competitors continue to be very competitive with pressure on pricing.

     Imaje continues to invest in globalizing its infrastructure. During 2004, Imaje opened a new and larger manufacturing facility in Shanghai, China, relocated from Xiamen, China. In addition, during December, Imaje completed the acquisition of Datamax International, a Florida-based manufacturer of bar code printers, which will operate as a separate business unit. As this acquisition closed near year end, Datamax had very little impact on the sales and earnings of Imaje for 2004.

  CIRCUIT BOARD ASSEMBLY AND TEST (CBAT)

                                                      TWELVE MONTHS ENDED DECEMBER 31,
                                                      --------------------------------
                                                         2004        2003     % CHANGE
                                                      ----------   --------   --------
                                                         (IN THOUSANDS, UNAUDITED)
Net sales...........................................  $1,037,470   $731,749      42%
Earnings............................................     116,559     43,691     167%
Operating margins...................................        11.2%       6.0%
Bookings............................................   1,014,865    760,923      33%
Book-to-Bill........................................        0.98       1.04
Backlog.............................................     110,281    107,036       3%

     Technologies' CBAT businesses reported earnings of $117 million, an increase of $73 million or 167%. Sales increased 42% to $1,037 million, while bookings increased 33% to $1,015 million. Most of this growth came from the companies serving the back-end semiconductor markets (ECT and Alphasem) and from new technology requirements in solder paste management and soddering (DEK and Vitronics Soltec).

     Everett Charles Technologies (ECT) had an excellent year. Sales increased 62% while earnings increased 129%. ECT acquired the test handling company Rasco GmbH in June 2004. Rasco contributed approximately 16% of the overall growth in sales and 35% of the growth in earnings. All areas of ECT performed well, in particular all of its divisions serving the back end semiconductor markets and its Probe division, although business activity fell off considerably during the fourth quarter.

     Universal Instruments saw an increase in both sales and profits over 2003. Universal's second half roll out of new products is beginning to see market acceptance in competitive situations although margin improvement is still a challenge. There still remain some transition challenges for 2005, but year end activity indicates a potential for growing market share.

     DEK reported a strong year with sales increases of 50%, resulting in an earnings increase of 352%. Even with the strong growth, the strengthening of the UK currency had a negative impact on its margins as a significant portion of its operating costs are in the United Kingdom. DEK continues to focus on increasing its recurring revenue base of consumable products -- stencils, spare parts and other process support products.

     Vitronics Soltec performed very well in 2004. Sales and earnings not only grew 67% and 425%, respectively, but exceeded the record sales and earnings level of 2000. Vitronics Soltec is gaining market share due to its leadership role in lead free soldering, strong market acceptance of its selective soldering machines, and its product breadth that addresses the specific needs of the North American, European and Asian markets.

     Despite the significant fall off in the integrated circuit segment of the die-attach equipment market during the second half of 2004, Alphasem was able to expand its business in the memory, chip attach and special application segments, resulting in sales growth of 75% and earnings improvement of 106% over the prior year. The acquisition of SSE GmbH in June 2004 has increased Alphasem's ability to serve special applications.

     OK International reported a 20% increase in sales, and a 9% operating margin, up from a 1.5% margin in 2003. The improvement is in part due to it having completed the restructuring of its domestic operations into a single manufacturing facility in southern California, further development of its China manufacturing platform and roll out of a new low-cost soldering system.

     Hover-Davis increased sales 49% and had positive earnings for the current year compared to a small loss in 2003. This growth was attributed primarily to its circuit assembly feeders. Though not contributing significantly this year, label feeders and direct die feeders are expected to increase their contribution to the sales and earnings of Hover-Davis in 2005.

  SPECIALTY ELECTRONIC COMPONENTS (SEC)

                                                        TWELVE MONTHS ENDED DECEMBER 31,
                                                        ---------------------------------
                                                        2004          2003      % CHANGE
                                                        ----        ---------   ---------
                                                            (IN THOUSANDS, UNAUDITED)
Net sales.............................................  $257,168    $211,575        22%
Earnings..............................................    15,637       7,289       115%
Operating margins.....................................       6.1%        3.4%
Bookings..............................................   260,661     221,145        18%
Book-to-Bill..........................................      1.01        1.05
Backlog...............................................    70,771      53,074        33%

     In Technologies' SEC companies, sales for the year were $257.2 million compared to $211.6 million last year, an increase of 21.6%. Excluding 2004 acquisitions and divestitures, sales were up 11.1% with stronger demand from communication equipment customers, which peaked in the second quarter of 2004.

     Earnings improved significantly to $15.6 million compared to $7.3 million last year. During the first half of 2004, SEC margins showed continuous improvement over 2003, but peaked in the second quarter. The decline in shipments during the second half of 2004, the downsizing charges at some companies, and high insurance charges resulted in second half margins of only 4%. Cost reduction/containment, strong sales/product management and integration activities are the areas of focus for management entering 2005.

     Vectron reported an increase in sales of 31% for the year inclusive of acquisition and divestiture activities. Excluding the impact of these activities, Vectron saw double digit sales growth. Vectron's earnings for the year increased by 57% compared to 2003 mostly from the revenue gains on the old Vectron business. In September 2004, Vectron completed the acquisition of Corning Frequency Control. This acquisition strengthens Vectron's position in the precision frequency generation and control industry (primarily wireless telecom customers) by expanding Vectron's product offerings and capabilities to provide custom-engineered solutions to customers.

     The capacitor companies, Novacap and Dielectric, recorded a combined sales increase of 22%. Sales of the capacitor companies were enhanced by the acquisition of Voltronics in May 2004. Voltronics primarily serves the medical imaging market which remained strong through the second half of 2004, offsetting the weakness experienced by Novacap and Dielectric from communication equipment customers. However, pricing pressure from customers in Asia and the impact of non-recurring insurance charges led to an overall decline in earnings at the capacitor companies.

     K&L Microwave posted a loss in 2004, down from the loss realized in 2003, but still reflective of an organization and structure that had not been adequately sized for current business levels. Operational realignment charges impacted 2004 earnings in the third quarter. K&L posted a profit in the fourth quarter as a result of this realignment.

     Dow Key, which has a strong military and aerospace business, ended the year with an 9% earnings gain on flat sales. The company experienced strong bookings in the second half of 2004, which boosted its backlog going into 2005.

CRITICAL ACCOUNTING POLICIES

     The Company's consolidated financial statements and related public financial information are based on the application of generally accepted accounting principles in the United States of America ("GAAP"). GAAP requires the use of estimates, assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue and expense amounts reported. These estimates can also affect supplemental information contained in the public disclosures of the Company, including information regarding contingencies, risk and its financial condition. The Company believes its use of estimates and underlying accounting assumptions conform to GAAP and are consistently applied. Valuations based on estimates are reviewed for reasonableness on a consistent basis throughout the Company. Primary areas where the financial information of Dover is subject to the use of estimates, assumptions and the application of judgment include the following areas.

     Revenue is recognized and earned when all of the following circumstances are satisfied: a) persuasive evidence of an arrangement exists, b) price is fixed or determinable, c) collectibility is reasonably assured and d) delivery has occurred. In revenue transactions where installation is required, revenue can be recognized when the installation obligation is not essential to the functionality of the delivered products. Revenue transactions involving non-essential installation obligations are those which can generally be completed in a short period of time, at insignificant cost and the skills required to complete these installations are not unique to the Company and in many cases can be provided by third parties or the customers. If the installation obligation is essential to the functionality of the delivered product, revenues are deferred until installation is complete. In a limited number of revenue transactions, other post shipment obligations such as training and customer acceptance are required and, accordingly, revenues are deferred until the customer is obligated to pay, or acceptance has been confirmed. Service revenues are recognized and earned when services are performed and are not significant to any period presented.

     Allowances for doubtful accounts are estimated at the individual operating companies based on estimates of losses related to customer receivable balances. Estimates are developed by using standard quantitative measures based on historical losses, adjusting for current economic conditions and, in some cases, evaluating specific customer accounts for risk of loss. The establishment of reserves requires the use of judgment and assumptions regarding the potential for losses on receivable balances. Though Dover considers these balances adequate and proper, changes in economic conditions in specific markets in which the Company operates could have a material effect on reserve balances required. In times of rapid market decline, such as affected a number of Technologies' companies in 2001 and 2002, reserve balances need to be adjusted in response to these unusual circumstances.

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

     Occasionally, the Company will establish restructuring reserves at an operation in accordance with appropriate accounting principles. These reserves, for both severance and exit costs, require the use of estimates. Though Dover believes that these estimates accurately reflect the anticipated costs, actual results may be different than the estimated amounts.

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

     Dover has significant amounts of deferred tax assets that are reviewed for recoverability and valued accordingly. These assets are evaluated by using estimates of future taxable income streams and the impact of tax planning strategies. Reserves are also estimated for ongoing audits regarding federal, state and international issues that are currently unresolved. The Company routinely monitors the potential impact of these situations and believes that it is properly reserved. Valuations related to tax accruals and assets can be impacted by changes in accounting regulations, changes in tax codes and rulings, changes in statutory tax rates and the Company's future taxable income levels.

     Dover has significant accruals and reserves related to its risk management program. These accruals require the use of estimates and judgment with regard to risk exposure and ultimate liability. The Company estimates losses under these programs using actuarial assumptions, Dover's experience, and relevant industry data. Dover considers the current level of accruals and reserves adequate relative to current market conditions and Company experience.

     Dover has established reserves for environmental and legal contingencies at both the operating company and corporate levels. A significant amount of judgment and use of estimates is required to quantify Dover's ultimate exposure in these matters. The valuation of reserves for contingencies is reviewed on a quarterly basis at the operating and corporate levels to assure that Dover is properly reserved. Reserve balances are adjusted to account for changes in circumstances for ongoing issues and the establishment of additional reserves for emerging issues. While Dover believes that the current level of reserves is adequate, future changes in circumstances could impact these determinations.

     The Company from time to time will discontinue certain operations for various reasons. Estimates are used to adjust, if necessary, the assets and liabilities of discontinued operations to their estimated fair value less costs to sell. These estimates include assumptions relating to the proceeds anticipated as a result of the sale. The adjustments to fair market value of these operations provide the basis for the gain or loss when sold. Changes in business conditions or the inability to sell an operation could potentially require future adjustments to these estimates.

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

     The following table is derived from the Consolidated Statements of Cash
Flows:

                                                                 TWELVE MONTHS ENDED
                                                                    DECEMBER 31,
                                                              -------------------------
CASH FLOWS FROM OPERATIONS                                       2004          2003
--------------------------                                    -----------   -----------
                                                              (IN THOUSANDS, UNAUDITED)
Cash flows provided by operating activities.................   $ 597,447     $ 577,366
Cash flows (used in) investing activities...................    (524,853)     (435,238)
Cash flows (used in) financing activities...................    (100,950)      (98,281)

     Cash flow provided from operating activities during 2004 were up 4.2% compared to 2003. Increases in cash flows from operations were primarily driven by increased net earnings of $119.9 million in 2004, while $104.6 million in tax refunds were received in 2003.

     Cash used in investing activities for 2004 rose to $524.9 million from the prior year, reflecting an increase in acquisition activity from the prior year. The acquisition expenditures for 2004 were $506.1 million compared to $362.1 million in 2003 as the Company completed eight new purchases. The Company is hopeful that 2005 acquisition activity will be consistent with the 2004 level but that will depend largely upon the availability and pricing of appropriate acquisition candidates. Capital expenditures of $107.4 million for the year were $11.0 million higher than in 2003. Capital expenditures during 2004 and 2003 were funded by internal cash flow. Capital expenditures for 2005 are expected to increase over 2004 levels.

     Cash used in financing activities during 2004 and 2003 were essentially flat. Dividends paid of $126.1 million in 2004 were the primary use of the cash for financing activities in 2004. Cash used in financing activities during 2003 primarily reflected a net $13.5 million increase of debt and dividend payments of $115.5 million. During 2004, Dover repaid approximately $9 million of long-term debt and had $65 million of commercial paper outstanding as of December 31, 2004.

     In addition to measuring its cash flow generation and usage based upon the operating, investing and financing classifications included in the Consolidated Statements of Cash Flow, the Company also measures free cash flow. Management believes that free cash flow is an important measure of operating performance because it provides both management and investors a measurement of cash generated from operations that is available to fund acquisitions and repay debt. Dover's free cash flow for 2004 and 2003 remained essentially flat including a large tax refund in 2003. The following table is a reconciliation of free cash flow with cash flows from operating activities:

                                                                 TWELVE MONTHS ENDED
                                                                    DECEMBER 31,
                                                              -------------------------
FREE CASH FLOW                                                   2004          2003
--------------                                                -----------   -----------
                                                              (IN THOUSANDS, UNAUDITED)
Cash flow provided by operating activities..................   $ 597,447     $ 573,366
Less: Capital expenditures..................................    (107,434)      (96,400)
  Dividends to stockholders.................................   $(126,060)     (115,504)
                                                               ---------     ---------
Free cash flow..............................................   $ 363,953     $ 361,462
                                                               =========     =========

     The Company's cash and cash equivalents decreased 3% during 2004 to $358 million at December 31, 2004, compared to $370 million at December 31, 2003.

     Adjusted working capital (calculated as accounts receivable, plus inventory, less accounts payable) increased from December 31, 2003 by $220.9 million or 20.0% to $1,324 million, primarily driven by increases in receivables of $165.1 million to $912.7 million and increases in inventory of $136.4 million to $775.7 million, offset by increases in payables of $80.6 million to $364.4 million. Excluding the impact of acquisitions on working capital of $105.4 million and changes in foreign currency of $33.2 million, working capital increased by $82.1 million or 7.4% from December 31, 2003. Increases in receivables were driven by acquisitions of $49.8 million, increases due to foreign currency fluctuations of $31.1 million and increased sales activity. Inventory balances increases were driven by acquisitions of $70.5 million, increases due to foreign currency fluctuations of $18.7 million and increases due to operational efforts to build up inventory for the ramping up of production, particularly in the Technologies segment. Increases in accounts payable were driven by acquisitions of $15.0 million, foreign currency fluctuations of $16.6 million and a concerted effort by management to better align the payable cycle with the Company's cash receipts cycle.

     Other assets and deferred charges remained essentially flat and were $195.7 million as of December 31, 2004.

     At December 31, 2004, the Company's net property, plant, and equipment amounted to $756.7 million compared to $717.9 million at the end of the preceding year. The increase in net property, plant and equipment reflected acquisitions of $63.2 million, capital expenditures of $107.4 million and increases related to foreign currency fluctuation of $17.4 million, offset by depreciation.

     Goodwill and intangible assets increased $305.1 million and $154.2 million, respectively. Increases were primarily driven by acquisitions which resulted in goodwill of $278.7 million and intangible assets of $158.6 million and fluctuations in foreign currency exchange rates of $26.4 million, offset by amortization.

     The aggregate of current and deferred income tax assets and liabilities increased from $330.8 million net deferred tax liability at the beginning of the year to $429.7 million at year-end. This resulted primarily from the increase in deferrals related to intangible assets ($278.7 acquisition-related), offset by increases in deferred tax assets from accrued compensation.

     Current accrued expenses increased $49.5 million to $471.4 million at December 31, 2004. Increases during 2004 related to increased accrued compensation and employee benefits of $30.3 million, increased insurance accruals of $18.0 million and increases in other accrued expenses of $.7 million.

     Retained earnings increased from $3,342.0 million at the beginning of 2004 to $3,628.7 million at December 31, 2004. The $286.7 million increase resulted from 2004 net earnings of $412.8 million, reduced by cash dividends which aggregated $126.1 million. Stockholders' equity increased from $2,742.7 million to $3,118.7 million. The $376.0 million increase resulted mainly from the increase in retained earnings and increased equity adjustments related to foreign currency translation of $75.5 million.

     Dover's consolidated pension benefit obligation increased by $33.2 million in 2004. The increase was due principally to plan amendments related to increased participation in the supplemental benefit plan. In addition, plan assets increased $15.5 million due to gains on plan investments during the year which were partially offset by payout of benefits. During 2004, plan amendments created an increase in the benefit obligation of $26.0 million. Due to the decrease in the net funded status of the plans and the increase in the amortization of unrecognized losses, it is estimated that pension expense will increase from $15.9 to approximately $24.9 million in 2005. The Company anticipates discretionary contributions to its pension benefit plans of $32 million in 2005, including supplemental benefits.

     The Company utilizes the total debt and net debt to total capitalization calculations to assess its overall financial leverage and believes the calculations are useful to its stockholders for the same reasons. The total debt level of $1,092.3 million as of December 31, 2004 increased $24.7 million from December 31, 2003 as a result of drawing down approximately $25 million more of short-term commercial paper. As of December 31, 2004, net debt of $734.5 million represented 19.1% of total capital, a decrease of 1.1 percentage points from December 31, 2003. Borrowings under the Company's commercial paper program were minimal throughout 2004, never exceeding $65 million during the year. Commercial paper outstanding as of December 31, 2004 and 2003 was $65 million and $40 million, respectively. In November 2005, the Company is scheduled to repay $250 million of long term debt.

     The following table reconciles net debt and net debt to total capitalization:

                                                               DECEMBER 31,      DECEMBER 31,
NET DEBT TO TOTAL CAPITALIZATION RATIO                             2004              2003
--------------------------------------                        ---------------   ---------------
                                                                  (IN THOUSANDS, UNAUDITED)
Current maturities of long-term debt........................    $  252,677        $    3,266
Commercial paper and other short-term debt..................        86,588            60,403
Long-term debt..............................................       753,063         1,003,915
                                                                ----------        ----------
Total debt..................................................     1,092,328         1,067,584
Less: Cash, equivalents and marketable securities...........       357,803           371,397
                                                                ----------        ----------
Net debt....................................................       734,525           696,187
Add: Stockholders' equity...................................     3,118,682         2,742,671
                                                                ----------        ----------
Total capitalization........................................    $3,853,207        $3,438,858
Net debt to total capitalization............................          19.1%             20.2%

     On September 8, 2004, the Company entered into a $600 million five-year unsecured revolving credit facility with a syndicate of fifteen banks. The Credit Agreement replaced an existing 364-day credit facility and a 3-year credit facility in the same aggregate principal amount and on substantially the same terms and is intended to be used primarily as liquidity back-up for the Company's commercial paper program. As described above, the Credit Agreement has a five-year term, whereas the prior facilities had respective terms of 364 days and three years and would otherwise have expired in October 2004 and October 2005, respectively. The Company has not drawn down any loan under the Credit Agreement, and does not anticipate doing so, and as of December 31, 2004, had commercial paper outstanding in the principal amount of $65 million.

     At the Company's election, loans under the Credit Agreement will bear interest at a Eurodollar or alternative currency rate based on LIBOR, plus an applicable margin ranging from 0.19% to 0.60% (subject to adjustment based on the rating accorded the Company's senior unsecured debt by S&P and Moody's), or at a base rate pursuant to a formula defined in the Credit Agreement. In addition, the Company will pay a facility fee and a utilization fee in certain circumstances, as described in the Credit Agreement. The Credit Agreement imposes various restrictions on the Company that are substantially identical to those in the replaced facilities. Among other things, the Credit Agreement generally requires the Company to maintain an interest coverage ratio of EBITDA to consolidated net interest expense of not less than 3.5 to 1. The Company is and has been in compliance with this covenant and the ratio was 12.6 to 1 as of December 31, 2004, and 9.4 to 1 as of December 31, 2003.

     The Company established a Canadian Credit Facility in November of 2002 with the Bank of Nova Scotia. Under the terms of this Credit Agreement, the Company has a Canadian (CAD) $30 million bank credit availability and has the option to borrow in either Canadian Dollars or U.S. Dollars. At December 31, 2004 and 2003, the outstanding borrowings under this facility were approximately CAD $21 million and U.S. $17 million, respectively. The covenants and interest rates under this facility match those of the primary $600 million revolving credit facility. The Canadian Credit Facility was renewed for an additional year prior to its expiration date of November 25, 2004, and now expires on November 22, 2005. The Company intends to replace the Canadian Credit Facility on or before its expiration date. The primary purpose of this agreement is to facilitate borrowings in Canada for efficient cash and tax planning.

     The Company may, from time to time, enter into interest rate swap agreements to manage its exposure to interest rate changes. Interest rate swaps are agreements to exchange fixed and variable rate payments based on notional principal amounts. As of December 31, 2004, the Company had three interest rate swaps outstanding for a total notional amount of $150.0 million, designated as fair value hedges of part of the $150.0 million 6.25% Notes due on June 1, 2008, to exchange fixed-rate interest for variable-rate interest. There was no hedge ineffectiveness as of December 31, 2004 and the aggregate fair value of these interest rate swaps of $0.7 million determined through market quotation was reported in other assets and long-term debt. During the first quarter of 2004, the Company terminated an interest rate swap with a notional amount of $50.0 million for an immaterial gain, which is being recognized over the remaining term of the debt issuance.

This interest rate swap was designated as a fair value hedge of the 6.25% Notes, due June 1, 2008. During the second quarter of 2004, Dover entered into an interest rate swap with a notional amount of $50.0 million, at more favorable rates to replace the interest rate swap terminated during the first quarter. This interest rate swap is designated as a fair value hedge of the 6.25% Notes due June 1, 2008. The swap is designated in a foreign currency and exchanges fixed-rate interest for variable-rate interest, which also hedges a portion of the Company's net investment in foreign operations. Subsequent to December 31, 2004, one interest rate swap with a notional amount of $50.0 million was terminated with no material impact to the Company.

     Dover's long-term debt instruments had a book value of $1,005.7 million on December 31, 2004 and a fair value of approximately $1,093.0 million. On December 31, 2003, the Company's long-term debt instruments had a book value of $1,007.2 million and a fair value of approximately $1,103.0 million.

     Management is not aware of any potential impairment to the Company's liquidity, and the Company is in compliance with all its long-term debt covenants. It is anticipated that in 2005 any funding requirements above cash generated from operations will be met through the issuance of commercial paper or, depending upon market conditions, through the issuance of long-term debt or some combination of the two.

     The Company's credit ratings are as follows for the years ended December
31:

                                                    2004                     2003
                                           ----------------------   ----------------------
                                           SHORT TERM   LONG TERM   SHORT TERM   LONG TERM
                                           ----------   ---------   ----------   ---------
Moody's..................................     P-1          A1          P-1          A1
Standard & Poor's........................     A-1          A+          A-1          A+
Fitch....................................      F1          A+           F1          A+

     A summary of the Company's undiscounted long-term debt, commitments and obligations as of December 31, 2004 and the years when these obligations come due is as follows:

                          TOTAL        2005      2006      2007       2008     THEREAFTER
                        ----------   --------   -------   -------   --------   ----------
                                                 (IN THOUSANDS)
Long-term debt........  $1,005,740   $252,677   $ 1,621   $   463   $150,806    $600,173
Rental commitments....     147,437     36,475    28,715    22,872     14,270      45,105
Purchase
  obligations.........      82,858     80,276     1,779       784         19          --
Capital leases........       8,031      3,546     2,619       677        131       1,058
Other long-term
  obligations.........       4,844        762       738       364        360       2,620
                        ----------   --------   -------   -------   --------    --------
Total obligations.....  $1,248,910   $373,736   $35,472   $25,160   $165,586    $648,956
                        ==========   ========   =======   =======   ========    ========

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

NEW ACCOUNTING STANDARDS

     In July 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which is effective for exit and disposal activities initiated after December 31, 2002. The standard replaces EITF Issue 94-3 and requires companies to recognize costs associated with exit or disposal activities when they are incurred, as defined in SFAS No. 146, rather than at the date of a commitment to an exit or disposal plan. The provisions of SFAS 146 are to be applied prospectively. The effect of the adoption of SFAS No. 146 was immaterial to the Company's consolidated results of operations and financial position.

     In November of 2002, the FASB issued FASB Interpretation No. 45 (FIN 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of

Others, an interpretation of FASB Statements No. 5, 57 and 107 and Rescission of FASB Interpretation No. 34." FIN 45 clarifies the requirements of FASB Statement No. 5, "Accounting for Contingencies," relating to the guarantor's accounting for, and disclosure of, the issuance of certain types of guarantees. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods that end after December 15, 2002 and have been incorporated into the footnotes. The provisions for initial recognition and measurement are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002, irrespective of the guarantor's year-end. FIN 45 requires that upon issuance of a guarantee, the entity must recognize a liability for the fair value of the obligation it assumes under that guarantee. The effect of the adoption of FIN 45 was immaterial to the Company's consolidated results of operations and financial position. The Company has also adopted the disclosure requirements of FIN 45.

     In December of 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure -- an amendment of SFAS 123," which is effective for fiscal years ending after December 15, 2002 regarding certain disclosure requirements which have been incorporated into the footnotes. This Statement amends FASB Statement No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of that Statement to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. Finally, this Statement amends APB Opinion No. 28, "Interim Financial Reporting," to require disclosure about those effects in interim financial information. The effect of the adoption of SFAS No. 148 had no impact on the Company's consolidated results of operations or financial position.

     In January 2003, FASB Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities" was issued. FIN 46 provides guidance on consolidating variable interest entities and applies immediately to variable interests created after January 31, 2003. In December 2003, the FASB revised and superseded FIN 46 with the issuance of FIN 46R in order to address certain implementation issues that were adopted the first reporting period ending after March 15, 2004. The interpretation requires variable interest entities to be consolidated if the equity investment at risk is not sufficient to permit an entity to finance its activities without support from other parties or the equity investors lack certain specified characteristics. The effect of the adoption of FIN 46 was immaterial to the Company's consolidated results of operations and financial position.

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 applies specifically to a number of financial instruments that companies have historically presented within their financial statements either as equity or between the liabilities section and the equity section, rather than as liabilities. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The effect of the adoption of SFAS No. 150 was immaterial to the Company's consolidated results of operations and financial position.

     In December 2003, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 104 (SAB 104), Revenue Recognition. SAB 104 supersedes SAB 101, Revenue Recognition in Financial Statements, to include the guidance from Emerging Issues Task Force EITF 00-21 "Accounting for Revenue Arrangements with Multiple Deliverables." The adoption of SAB 104 did not have a material effect on the Company's consolidated results of operations or financial position.

     In December 2003, the FASB published a revision to SFAS No. 132 "Employers' Disclosure about Pensions and Other Postretirement Benefits an amendment of FASB Statements No. 87, 88, and 106." SFAS No. 132R requires additional disclosures to those in the original SFAS No. 132 about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. The provisions of SFAS No. 132 remain in effect until the provisions of SFAS No. 132R are adopted. SFAS No. 132R is effective for financial statements with fiscal years ending after December 15,

2003. The adoption of SFAS No. 132R did not have a material impact on the Company's consolidated results of operations or financial position.

     In May 2004, the FASB issued FASB Staff Position No. FAS 106-2 (FSP 106-2), "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003," which supersedes FSP 106-1. FSP 106-2 provides guidance on the accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the "Act") for employers that sponsor postretirement health care plans that provide prescription drug benefits. It also requires certain disclosures regarding the effect of the federal subsidy provided by the Act. This FSP is effective for the first interim or annual period beginning after June 15, 2004. The effect of adoption has not been material to the Company's results of operations, cash flow or financial position.

     In November of 2004, the FASB issued SFAS No. 151, "Inventory Costs," an amendment of ARB No. 43, Chapter 4 "Inventory Pricing." SFAS No. 151 adopts the IASB view related to inventories that abnormal amounts of idle capacity and spoilage costs should be excluded from the cost of inventory and expensed when incurred. The provisions of SFAS No. 151 are applicable to inventory costs incurred during fiscal years beginning after June 15, 2005. The effect of the adoption of SFAS No. 151 will be immaterial to the Company's consolidated results of operations and financial position.

     In December of 2004, the FASB issued SFAS No. 123R, "Share-Based Payment." SFAS No. 123R revises previously issued SFAS 123 "Accounting for Stock-Based Compensation," supersedes Accounting Principles Board (APB) Opinion No. 25 "Accounting for Stock Issued to Employees," and amends SFAS Statement No. 95 "Statement of Cash Flows." SFAS No. 123R requires the Company to expense the fair value of employee stock options and other forms of stock-based compensation for the interim or annual periods beginning after June 15, 2005. The share-based award must be classified as equity or as a liability and the compensation cost is measured based on the fair value of the award at the date of the grant. In addition, liability awards will be re-measured at fair value each reporting period. The effect of the adoption of SFAS No. 123R will not be materially different from the pro-forma results included in Note 1 Stock-Based Compensation.

2003 COMPARED WITH 2002

  SUMMARY

     Sales for 2003 of $4,413.3 million were up $359.7 million or 9% from 2002, primarily driven by increases of $194.8 million at Technologies and $109.8 million at Resources. Technologies' sales were impacted by recovery in the electronics industry. Resources' sales increased due to improved market conditions and the acquisition of Warn Industries. Diversified's sales increased $52.5 million, while Industries' sales were essentially flat. Sales would have increased 4.6% to $4,238.1 million if 2002 foreign currency translation rates were applied to 2003 results. Acquisitions completed during 2003 contributed $67.7 million to sales and contributed gross profit of $18.4 million. Gross profit of $1,520.4 million in 2003 represented a 14% improvement compared to $1,330.9 million in 2002. Gross profit for 2002 included approximately $12.0 million of inventory provisions primarily incurred by Technologies and, to a lesser extent, Diversified. Gross profit margins of 34.5% for 2003 compared to 32.8% for 2002 and were positively impacted by increased volume levels and the prior year's operational realignment and restructuring.

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

     Net interest expense decreased 4% to $62.2 million for 2003, compared to $64.8 million for 2002. The primary reasons for the decrease in net interest expense were the decrease in long-term debt during the year of approximately $26 million, higher levels of interest bearing cash equivalents, and interest income related to the Company's outstanding interest rate swaps on some of its long-term debt.

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

     Dover's effective 2003 tax rate for continuing operations was 23.3%, compared to 2002's rate of 21.1%. The low effective tax rate for both years is largely due to the continuing benefit from tax credit programs such as those for R&E combined with the benefit from U.S. export programs, lower effective foreign tax rates from the utilization of net operating loss carryforwards and the recognition of certain capital loss benefits.

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

     Discontinued operations earnings for 2003 were $7.7 million compared to losses of $36.1 million in 2002. During 2003, in connection with the completion of a federal income tax audit and commercial resolution of other issues, the Company adjusted certain reserves, established in connection with the sales of previously discontinued operations and recorded a gain on the sales of discontinued operations net of tax of $16.6 million, and additional tax benefits of $5.1 million related to losses previously incurred on sales of business. These amounts were offset by charges of $13.6 million, net of tax, to reduce discontinued businesses to their estimated fair value, and a loss on the sale of discontinued operations net of tax of $6.0 million related to contingent liabilities from previously discontinued operations. Total losses from discontinued operations in 2002 and 2001 primarily relate to charges to reduce discontinued businesses to their estimated fair value. Please refer to Note 7 in the Consolidated Financial Statements in Item 8.

     For 2002, the impact of the adoption of the Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets," resulted in a net loss of $121.3 million. The adoption resulted in a goodwill impairment charge of $345.1 million ($293.0 million, net of tax, or $1.44 diluted earnings per share). The adoption of the standard also discontinued the amortization of goodwill effective January 1, 2002.

DIVERSIFIED

                                                    TWELVE MONTHS ENDED DECEMBER 31,
                                                   ----------------------------------
                                                      2003         2002      % CHANGE
                                                   ----------   ----------   --------
                                                             (IN THOUSANDS)
Net sales........................................  $1,168,256   $1,115,776      5%
Earnings.........................................     131,867      127,454      3%
Operating margins................................        11.3%        11.4%
Bookings.........................................   1,161,012    1,082,316      7%
Book-to-Bill.....................................        0.99         0.97
Backlog..........................................     334,349      331,234      1%

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

     In 2003, Hill Phoenix reported its second consecutive record year, setting new highs in sales, earnings and cash flow, again leading Diversified in each of these three categories. Despite its overall market being down,

Hill Phoenix benefited from growth at several of its largest customers as well as securing new key accounts. Hill Phoenix has been able to outperform its competition and gain market share in recent years, due largely to industry leading product innovation and strong customer service. The improvement was across all its business units, as Display Cases, Refrigeration Systems, National Cooler and EDP all showed a year-over-year earnings increase. A three point operating margin improvement was achieved, largely the result of leveraging value-added pricing and productivity gains. All growth in 2003 and 2002 was internal, as there were no acquisitions impacting results.

     Sargent's earnings were slightly down compared to the prior year, as strong military business and a successful add-on acquisition were offset by the extended commercial aerospace downturn. Record bookings improved 32% over the prior year, led by the Marine Division being awarded a large U.S. military order for submarine ship sets. Margins fell in 2003 largely due to an unfavorable sales mix and the decision to invest in several development programs. The Sonic business unit was hurt by continued airline cutbacks and a significant reduction in production at their largest customer. Sargent Aerospace Canada, a manufacturer of airplane components in Montreal, Canada, was acquired in April and produced positive results throughout the year.

     Performance Motorsports' earnings declined for the first time since being acquired by Diversified in 1998, due to several production issues and a weak powersports market. Performance Motorsports struggled throughout the year integrating its December 2002 acquisition of Chambon, where volumes declined and significant losses resulted. Perfect Bore absorbed high production costs and also reported a loss, due to lingering production problems resulting from internalizing a key manufacturing process that had previously been outsourced. Performance Motorsports' two largest business units, Wiseco and JE Pistons, both had steady years and reported sales and earnings slightly ahead of prior year. After four consecutive quarters of unfavorable comparisons to the prior year, Performance Motorsports saw order intake increase in the fourth quarter and earnings improved over the prior year. Despite market softness in 2003, Performance Motorsports maintained its market share and was well positioned to improve as its markets recovered.

     SWEP exceeded prior year bookings, sales, and earnings in every quarter in 2003. Though the year started slow, order activity improved in both its heat pump and boiler markets and was very strong in the last nine months of the year. Production capacity was increased with both capital investments and productivity programs to meet the growing demand. Backlog at the end of 2003 was 67% above last year. Earnings were up 60% on a 24% increase in sales, driven by cost reduction, favorable currency rates, and a robust market. Its new central warehouse in Germany was fully consolidated in 2003, which drove down lead times and reduced selling and administrative expenses. Though the price of stainless steel dropped slightly late in the year, potential increases in metal prices threatened to affect near term margins.

     In 2003, Belvac reported its highest earnings in five years, improving 64% over the prior year. As the only independent global supplier of can forming equipment, Belvac's recent success was in the non-U.S. market, especially Russia and Australia, where can manufacturing and consumer use is growing. A significant portion of its business includes spares and retrofits that improve the productivity of its customer's equipment. Further investment and advancement in its plastic container equipment was beginning to complement its can forming business, and opening up new opportunities for growth. In 2003, Belvac began the process of establishing a warehouse, service center and related supply chains in the Czech Republic.

     Waukesha had a strong finish to the year, but still recorded a 15% earnings decline on a 6% drop in revenue. The weak power generation market continued to negatively impact the Bearings division, and costs to close its South Carolina facility further reduced earnings. This was the third time in two years that Bearings down-sized its capacity due to the soft market demand. On a positive note, the Magnetics Bearing group had a record year in sales and earnings as project development work began to show a payback. After a slow start to the year, the Hydratight Sweeney division had a solid comeback in the last three quarters on strong Torque and Service business. The Tension business was down for the year, though bookings in its Oil & Gas markets improved in the fourth quarter setting a good foundation for 2004. Central Research Labs' sales and earnings were significantly down as orders for a number of large nuclear waste clean-up projects were delayed into 2004. CRL continues to develop the use of their products with large OEM's in the pharmaceutical markets.

     Tranter PHE set new bookings and sales records in 2003, though earnings dropped below 2002 by 6%. Marine bookings came back strong especially with shipyards in South Korea. Another solid contributor was the North America ethanol market that is being driven by investments in alternative energy sources. Favorable currency translations due to the weakening of the dollar and higher Eurasian business also increased reported sales. Investments were made in the India operations to add manufacturing and engineering capability to make welded products for the Eurasia market. This facility attained the highest quality approvals for its industry in 2003: PED (Pressure Equipment Directive) for Europe, and ASME (American Society of Mechanical Engineers) for North America. Significant gains in productivity, reduced lead times and on-time delivery in the Swedish manufacturing operations were also achieved.

     Mark Andy earnings declined 12% on slightly lower sales, as cost reduction efforts did not offset weaker gross margins. An unfavorable product mix, production start-up problems on a new label press, and higher warranty expenses caused lower earnings in the St. Louis operations. Results improved at year-end with fourth quarter earnings contributing over half of the year's total earnings. The package printing equipment market further weakened in 2003 but began to see some firming late in the year. After a short rebound in label press orders in 2002, bookings declined 13% in 2003. Comco packaging press orders were flat in 2003, although 2003 ended with its best quarterly bookings performance since the acquisition in early 2001. Improvements in sales coverage, upgrades in sales personnel, and worldwide sales organization changes were made to strengthen its position. Both U.S. operations received ISO certification and lean manufacturing initiatives continued to drive improvement.

     Crenlo followed 2002's substantial turnaround with lower earnings despite slightly increased volume. Earnings were down due to an unfavorable sales mix, rising medical, natural gas and wage costs, and costs associated with projects that will generate future revenue. The unfavorable sales mix is attributable to a decline in the specialty enclosure business, which has been negatively impacted by a large customer's restructuring following a merger. The South Carolina facility continued to be hurt by under-leveraged fixed costs and high overtime, resulting in the inability to reach consistent production levels. On a positive note, cost reductions and productivity gains achieved in 2003 positioned Crenlo to capitalize on higher volumes. Increased order activity in the fourth quarter by several key customers provided cautious optimism for 2004, as shipment levels for the first quarter were projected to be higher.

     Graphics Microsystem's (GMI) sales grew 3% over 2002, despite the third consecutive year of a decline in the printing industry. The ColorQuick product set a new sales record and required a re-alignment of its business resource and processes. GMI decided to target large growth opportunities and shifted its business model from serving only small to medium size printers in the aftermarket to a focus on large printers and the high end new press OEM market. 2003 earnings were negatively affected by necessary investments in R&D, price concessions, and technical service to pursue this new business.

     SWF completed a year of transition, reporting breakeven results as several key managers were replaced and plant consolidations were finalized. Facilities in Florida and Washington were consolidated into the California operation, resulting in overhead cost reduction and business simplification going forward. Several large warranty issues were resolved in 2003, and new warranty claims steadily declined throughout the year. Positive strides were made operationally, including the introduction of laser machining capabilities, formally establishing preferred suppliers, restructuring the sales and engineering organizations and the introduction of integrated work groups. The internal improvements achieved in 2003, SWF to be more externally focused in 2004.

INDUSTRIES

                                                    TWELVE MONTHS ENDED DECEMBER 31,
                                                   ----------------------------------
                                                      2003         2002      % CHANGE
                                                   ----------   ----------   --------
                                                             (IN THOUSANDS)
Net sales........................................  $1,039,930   $1,034,714       1%
Earnings.........................................     121,200      137,547     (12)%
Operating margins................................        11.7%        13.3%
Bookings.........................................   1,105,046      995,552      11%
Book-to-Bill.....................................        1.06         0.96
Backlog..........................................     201,866      119,881      68%

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

     Rotary Lift's 2003 sales were enhanced by the May 2003 acquisition of Blitz, a German lift manufacturer. However, integrating the existing Rotary Lift Italian operations into Blitz negatively impacted earnings. North American sales fell slightly as the industry declined and competitive pressures led to contracting margins. For the full year, Rotary Lift's sales grew 5% and earnings were flat. However, a number of new products were introduced in the latter half of the year, resulting in sales growth of over 8% in the second half. Backlog was up over 50%, leading to optimism heading into 2004.

     Industry declines impacted Heil Trailer, as the U.S. tank trailer markets decreased for the fourth consecutive year. Reacting to the contraction, Trailer closed two facilities during 2003. Despite continued price competition, Trailer was able to grow share in both the petroleum and dry bulk markets. Business began to pick up later in the year, as fourth quarter revenues in 2003 were 16% above 2002 levels. Military shipments began in earnest in the fourth quarter of 2003, and will account for an additional $20.0 million of sales in 2004, the result of a military contract awarded to Heil in late 2003. Kalyn Siebert, a Heil Trailer subsidiary, benefited from this strong military volume as revenues almost doubled for the year.

     Tipper Tie's European operations achieved record sales driven by strong performance in Eastern Europe. Earnings improved 21% on a sales increase of 9%. Alpina, a 2000 acquisition, surpassed 2003's record results as it continued to expand its product line into new geographic regions. The U.S. business continued to be challenged amid a weak capital equipment market and continued pricing pressure.

     Marathon's sales and margins declined three percentage points in 2003 which were primarily the result of pricing pressures driven by market weakness. The waste equipment market was down, adjusting to the overcapacity of production in the industry, ultimately leading to price erosion. As a result, Marathon closed a facility while reducing headcount by over 10%. Strength in their Recycling Systems Group helped stem the tide, and was viewed as a key growth area for 2004.

     Triton, which saw significant improvement in 2002, delivered record revenues in 2003, although earnings were relatively flat because of new product start-up costs. Unit sales were up over 10% in a flat U.S. market, resulting in share gains again in 2003. These gains were attributable to the success of the 9100 product line, which was introduced in mid-2002 and focuses on the broadest segment of the cash dispenser market. It represented more than two thirds of 2003 unit sales volume. Triton's strong new product focus continued in 2003, as two key products were introduced late in the year. The FT5000 is a through-the-wall model aimed at the financial institution market, while the RL5000 is aimed principally at the retail market. Internationally, both the UK and Canadian markets remained strong, and market share increased in both of these key focus regions. As 2003 ended, Triton expected to enter additional countries in 2004 and international markets accounted for approximately 35% of unit sales.

     PDQ's record fourth quarter results contributed to solid year-over-year gains. Earnings increased 22% while sales increased 12%. An increase in major oil and gas station business coupled with continued strong investor demand drove the late-year surge. Market share continued to increase, although competitors were beginning to have an impact on the low-end market. A major driver in 2002 was the introduction and customer acceptance of several new products, one of which, a higher-end Laser Wash, accounted for over 30% of sales in the fourth quarter in 2003.

     Declining tax revenues for most states, counties and municipalities led to a slowdown in DI Foodservice's institutional foodservice equipment market, continuing a trend which began in 2002. However, both Groen and Randell were able to grow market share during 2003. There was a pickup in chain restaurant sales, as many experienced strong same-store-sales growth in the later half of 2003. Institutional markets will continue to struggle, although renovation and replacements have shown some growth in 2003 and are expected to continue into 2004. Consolidation costs experienced in 2003 to bring the Groen, Randell, and Avtec businesses under the DI Foodservice umbrella were expected to positively impact margins in 2004.

     Kurz-Kasch rebounded from a challenging 2002 as revenues and earnings increased in 2003 over 10% driven by the successful integration of business/product lines acquired in late 2002. In addition, Kurz Kasch purchased Wabash Magnetics, a manufacturer of actuators and sensors, in December of 2003. This acquisition positioned Kurz-Kasch to expand into the medical and irrigation markets, among others.

     Dovatech's performance in 2003 benefited from strength in both the Chiller and Laser businesses. A pickup in semiconductor demand drove the Laser business performance while strong sales into the medical market resulted in the Chiller business growing over 18%. Strength in Chief Automotive's computerized measuring products was more than offset by market contraction in the frame-straightening market. Somero partially offset significant market weakness with the successful introduction of the "Copperhead," a walk-behind laser screed, which accounted for over 60% of unit sales in 2003.

RESOURCES

                                                      TWELVE MONTHS ENDED DECEMBER 31,
                                                      ---------------------------------
                                                        2003        2002      % CHANGE
                                                      ---------   ---------   ---------
                                                               (IN THOUSANDS)
Net sales...........................................  $982,658    $872,898       13%
Earnings............................................   136,851     124,380       10%
Operating margins...................................      13.9%       14.2%
Bookings............................................   990,057     867,155       14%
Book-to-Bill........................................      1.01        0.99
Backlog.............................................   104,362      70,876       47%

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

     OPW Fueling Components had a very strong 2003, leveraging earnings 35% on a sales increase of 8%. OPW achieved solid business growth from its "newly certified" products for compliance with the "Enhanced Vapor Recovery" requirements. In addition, the business continued to rationalize capacity in North America, while at the same time opening a new facility in China and expanding its presence in Brazil with the opening of a larger manufacturing facility. Significant benefits were achieved from global sourcing and expansion of a well-disciplined Six Sigma quality initiative. The full integration of the EMCO Electronics acquisition into the OPW Fuel Management business was completed in 2003 and drove an earnings increase in that business unit.

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

     The pump companies, Blackmer and Wilden, experienced a number of challenges that impacted earnings in 2003, including a legal settlement and costs incurred to restructure product lines, although both companies made strides to improve their product offering and grow their business on a global basis. Wilden's non-U.S. sales grew 20% and were enhanced by the opening of a manufacturing facility in China, which exceeded first-year plan results, and growth in their Argentina operation as that economy began to recover. Blackmer had its strongest year ever in Europe but experienced costs in the U.S. to rationalize capacity and "right-size" its U.S. operations.

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

     C. Lee Cook benefited from right-sizing in 2002, as well as from a number of management-led initiatives to reduce product cost and expand its service presence. The business achieved positive earnings leverage of 15% on a modest sales increase of 4%. As the year 2003 ended, C. Lee Cook experienced improvements across all of its business units -- both OEM related and service related. This increase indicated continued investment in natural gas production and transmission. With demand for natural gas increasing, the Company anticipated strength in the business going forward.

     Texas Hydraulics experienced a challenging year as a result of continued price pressure and reduced schedules from construction equipment customers. During 2003, the business made significant investments in new products and new customer applications/prototypes. As the year 2003 closed, orders resulting from new products were strong. The business continued to implement lean concepts and selective outsourcing to improve its cost structures.

     Tulsa Winch was able to grow earnings 6% on a sales increase of 9%. There was very little consistency across market segments, with difficult conditions in the large crane and service crane markets being offset by strength in the petroleum, military, and marine segments. Continued efforts to leverage strengths across the group were leading to advanced new product offerings to be introduced in 2004.

     RPA Process Technologies experienced an extremely difficult year in 2003 with declining revenues and a full year loss resulting from depressed capital spending in the process industry coupled with significant one-time charges to downsize its operations in France.

     Hydro Systems experienced relatively flat sales in its traditional core U.S. business but was still able to achieve a 4% earnings gain on a 5% sales increase, primarily as a result of prior investments in new products and Europe. The European operations more than doubled earnings as a result of some very successful new product launches. Hydro also invested in the start-up of a new facility in Brazil, which began operations during the fourth quarter of 2003 and was expected to provide full year benefits in 2004.

TECHNOLOGIES

                                                    TWELVE MONTHS ENDED DECEMBER 31,
                                                   ----------------------------------
                                                      2003         2002      % CHANGE
                                                   ----------   ----------   --------
                                                             (IN THOUSANDS)
Net sales........................................  $1,231,241   $1,036,472      19%
Segment earnings (losses)........................      84,763      (30,339)     --
Operating margins................................         6.9%        (2.9)%
Bookings.........................................   1,275,598    1,046,903      22%
Book-to-Bill.....................................        1.04         1.01
Backlog..........................................     182,427      127,752      43%

     Technologies' 2003 sales increased to $1,231.2 million, a 19% increase over 2002. As a result of both the restructuring commenced in the fourth quarter of 2002 and increased revenues, earnings increased to $84.8 million, a $115.1 million improvement from a loss in 2002 of $30.3 million. Included in the loss for 2002 were restructuring, inventory and other charges totaling $35.2 million. The electronics industry is clearly in a recovery mode with even the telecom sector showing signs of increased equipment spending. As electronic manufacturing continued to shift to Asia, almost all of the Technologies companies improved their Asian infrastructure in sales and marketing and, at the equipment companies, in manufacturing. In addition, all of the companies continued their efforts to expand their product offering in the markets and applications they serve. Military, space, avionics, medical, automotive and other industrial applications played a greater role in 2003 than in 2002 in the Technologies businesses.

  CIRCUIT BOARD AND ASSEMBLY AND TEST

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

     Technologies' CBAT businesses reported 2003 earnings of $43.7 million versus a loss of $55.7 million in 2002. The 2002 loss included inventory, restructuring and other charges of $25.9 million. Sales increased 22% to $731.8 million while bookings increased 24% to $760.9 million. Much of this growth came from the back-end semiconductor businesses, ECT and Alphasem, whose sales grew from 16% of CBAT sales in 2002 to over 22% in 2003.

     Universal Instruments saw a 17% increase in sales over 2002 and recorded a profit for the first time since 2000. Universal continued to invest in new products which were exhibited at the November 2003 Productronica show in Germany. Universal was expected to face significant challenges transitioning to these new products and bringing them to full commercialization in the second half of 2004.

     While sales at Everett Charles Technologies increased 18%, profits increased dramatically with double-digit margins, after reporting a loss in 2002. The largest increase in sales occurred in the back-end semiconductor test products. The test handling equipment at MultiTest and the load board and socket products at ECT reported the largest increase in sales and bookings activity. This trend was expected to continue into the beginning of 2004.

     DEK experienced a 26% increase in sales and reported a profit for 2003. The weakening dollar impacted DEK's gross margin as much of its manufacturing remained in the UK, while sales were generally sold in U.S. dollars or U.S.-dollar-linked currencies. The 2002 acquisition of Acumen was integrated and provided increased levels of non-machine recurring revenues.

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

     Alphasem reported a 103% increase in sales and positive earnings in 2003, in contrast to a loss in 2002. Alphasem serves the back-end semiconductor business with die bonding equipment. Under a new President, Alphasem has restructured the company's management team, its R&D efforts, Asian sales force and logistics, and established a Chinese manufacturing organization. These efforts have had a significant impact on the improved financial results of the Company.

     Hover-Davis, acquired in October of 2002, saw sales increase 14% on a year-over-year basis. Though financial performance improved over 2002, Hover-Davis reported a small loss in 2003, as markets served have still not fully recovered.

  SPECIALTY ELECTRONIC COMPONENTS (SEC)

                                                      TWELVE MONTHS ENDED DECEMBER 31,
                                                      ---------------------------------
                                                        2003        2002      % CHANGE
                                                      ---------   ---------   ---------
                                                               (IN THOUSANDS)
Net sales...........................................  $211,575    $205,635        3%
Segment earnings (losses)...........................     7,316     (12,070)      --
Operating margins...................................       3.5%       (5.9)%
Bookings............................................   221,145     199,255       11%
Book-to-Bill........................................      1.05        0.97
Backlog.............................................    53,074      42,740       24%

     In Technologies' SEC companies, sales increased 3% over 2002, to $211.6 million. Earnings improved significantly to $7.3 million when compared to a loss of $12.1 million last year. The 2002 loss included inventory, restructuring and other charges of $9.9 million. Substantially all of this earnings growth came in the fourth quarter as the first three quarters were basically flat on a year-to-year comparison. During 2003, the SEC companies made considerable efforts to expand their customer base and industries served. Telecom products were a lesser portion of the overall businesses as military, space, avionics, medical, automotive and other industrial applications grew as a percent of sales. Towards the end of 2003, even telecom customers increased their spending with indications that the trend would continue into 2004.

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

  MARKING AND CODING

     Imaje, the French-based industrial marking and coding Company, reported full year sales of $287.9 million, an increase of 24%, and earnings of almost $60 million, an increase of 21%. Imaje had historically relied on its continuous ink-jet small character printer and related ink as its primary products. During 2003 and 2002, Imaje, through acquisitions, acquired "drop on demand" large character printer and thermal printer technologies. During 2003, products related to these new capabilities grew to 21% of equipment sales, from 17% in 2002, while at the same time, ink jet unit sales grew 17% year over year.

     Imaje has a strong global presence. Sales for 2003, as compared to 2002, were enhanced by a 20% strengthening of the Euro against the dollar. However, margins continued to be pressured as the majority of Imaje's product costs were incurred in Euros while significant amounts of revenues were denominated in U.S. dollars. Consequently, Imaje was in the process of expanding its production and delivery platform in both China and North America. These efforts were expected to be accomplished by mid-2004.

  RESTRUCTURING AND INVENTORY CHARGES

     During 2002, the Company's segments and operating companies initiated a variety of restructuring programs. These restructuring programs focused on reducing the overall cost structure primarily through reductions in headcount and through the disposition or closure of certain non-strategic or redundant product lines and manufacturing facilities. Restructuring charges consist of employee separation and facility exit costs. Restructuring charges for continuing operations were recorded as selling and administrative expenses. The employee separation programs for continuing operations involved approximately 3,700 employees, all of whom had been terminated as of December 31, 2003. The Company had completed the vast majority of restructuring programs undertaken in 2002 by the end of 2003. The remaining exit reserves relate to future lease payments for facilities that were closed. These costs will be paid over the remaining term of each lease.

     In 2002, the Company initiated restructuring programs at selected operating companies with ongoing efforts to reduce costs in the continually challenging business environments in which the Company operates. The total restructuring charges related to these programs in 2002 were $28.7 million. The restructuring charges included both employee separation costs of $11.9 million and costs associated with exit activities of $16.8 million. The restructuring in Technologies took place in the CBAT and SEC groups, in response to the significant declines in the end-markets served by these operations. CBAT recorded $6.6 million for employee separation and $11.2 million for exit activities. The majority of the severance and exit costs were incurred at Universal, Everett Charles and DEK. The facility exit costs consist of lease terminations and idle equipment impairments. SEC recorded $2.5 million for employee separation and $3.6 million for facility exit activities. A majority of these costs were incurred at Quadrant and Novacap. Industries recorded restructuring charges of $3.7 million, of which $2.1 million was incurred to exit an under-performing product line at Tipper Tie. The remaining $1.6 million was for employee separation and other exit costs. Diversified recorded $1.1 million of restructuring charges to rationalize its SWF business, of which $0.8 million was for severance. Due to significant declines in the demand for certain products, special inventory reserves of $12.0 million were established in 2002, primarily in the Technologies segment and, to a lesser degree, in the Diversified segment.

  NON-GAAP DISCLOSURES

     In an effort to provide investors with additional information regarding the Company's results as determined by generally accepted accounting principles
(GAAP), the Company also discloses non-GAAP information which management believes provides useful information to investors. Free cash flow, net debt, total capitalization, operational working capital, revenues excluding the impact of changes in foreign currency exchange rates and organic sales growth are not financial measures under GAAP and should not be considered as a substitute for cash flows from operating activities, debt or equity, sales and working capital as determined in accordance with GAAP and they may not be comparable to similarly titled measures reported by other companies. Management believes the (1) net debt to total capitalization ratio and (2) free cash flow are important measures of operating performance and liquidity. Net debt to total capitalization is helpful in evaluating the Company's capital structure and the amount of leverage it employs. Free cash flow provides both management and investors a measurement of cash generated from operations that is available to fund acquisitions and repay debt. Reconciliations of free cash flow, total debt and net debt can be found in
Item 7, Management's Discussion and Analysis. Management believes that reporting operational working capital (also sometimes called "adjusted working capital"), which is calculated as accounts receivable, plus inventory, less accounts payable, provides a meaningful measure of the Company's operational results by showing the changes caused solely by sales. In addition, management believes that reporting operational working capital and revenues at constant currency, which excludes the positive or negative impact of fluctuations in foreign currency exchange rates, provides a meaningful measure of the Company's operational changes, given the global nature of Dover's businesses. Management also believes that reporting organic sales growth, which excludes the impact of foreign currency exchange rates and the impact of acquisitions, provides a useful comparison of the Company's revenue performance and trends between periods.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATES

     The Company's exposure to market risk for changes in interest rates relates primarily to the fair value of long-term fixed interest rate debt, interest rate swaps attached thereto, commercial paper borrowings and investments in cash equivalents. Generally, the fair market value of fixed-interest rate debt will increase as interest rates fall and decrease as interest rates rise. A 60 basis point increase or decrease in interest rates (10% of the Company's weighted average long-term debt interest rate) would have an immaterial effect on the fair value of the Company's long-term debt. Commercial paper borrowings are at variable interest rates, and have maturities of three months or less. A 14 basis point increase or decrease in the interest rates (10% of the Company's weighted average commercial paper interest rate) on commercial paper borrowings would have an immaterial impact on the Company's pre-tax earnings. All highly liquid investments, including highly liquid debt instruments purchased with an original maturity of three months or less, are considered cash equivalents. The Company places its investments in cash equivalents with high credit quality issuers and limits the amount of exposure to any one issuer. A 21 basis point decrease or increase in interest rates (10% of the Company's weighted average interest rate) would have an immaterial impact on the Company's pre-tax earnings. As of December 31, 2004, the Company had three interest rate swaps outstanding, as discussed in Note 9 to the Consolidated Financial Statements in Item 8. The Company does not enter into derivative financial or derivative commodity instruments for trading or speculative purposes.

FOREIGN EXCHANGE

     The Company conducts business in various foreign currencies, primarily in Canada, Europe, Brazil, China and other Asian countries. Therefore, changes in the value of the currencies of these countries affect the Company's financial position and cash flows when translated into U.S. Dollars. The Company has generally accepted the exposure to exchange rate movements relative to its investment in foreign operations. As of December 31, 2004 the Company had not established a formal company-wide foreign-currency hedging program but may, from time to time, for a specific exposure, enter into fair value hedges. The Company has mitigated and will continue to mitigate a portion of its currency exposure through operation of decentralized foreign operating companies in which the majority of all costs are local-currency based. A change of 10% or less in the value of all foreign currencies would not have a material effect on the Company's financial position and cash flows.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                 INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND
                          FINANCIAL STATEMENT SCHEDULE

PAGE             FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA
----             ------------------------------------------
46      Report of Independent Registered Public Accounting Firm.
48      Consolidated Statements of Earnings (Losses) for the years ended December 31, 2004, 2003 and 2002.
50      Consolidated Balance Sheets as of December 31, 2004 and
        2003.
51      Consolidated Statements of Stockholders' Equity and
        Comprehensive Earnings (Losses) for the years ended December
        31, 2004, 2003 and 2002.
52      Consolidated Statements of Cash Flows for the years ended
        December 31, 2004, 2003 and 2002.
53-83   Notes to Consolidated Financial Statements.
84      Financial Statement Schedule -- Schedule II, Valuation and
        Qualifying Accounts.

          (ALL OTHER SCHEDULES ARE NOT REQUIRED AND HAVE BEEN OMITTED)

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Dover Corporation:

     We have completed an integrated audit of Dover Corporation's 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2004 and audits of its 2003 and 2002 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

     In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Dover Corporation and its subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15(a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     As discussed in Note 1 to the consolidated financial statements, the Company changed its method for computing depreciation in 2004.

     As discussed in Note 6 to the consolidated financial statements, in 2002 the Company ceased recording amortization of goodwill as of the beginning of the year and recorded a goodwill impairment charge of $293.0 million, net of taxes.

INTERNAL CONTROL OVER FINANCIAL REPORTING

     Also, in our opinion, management's assessment, included in "Management's Report on Internal Control Over Financial Reporting," appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework issued by the COSO. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management's assessment and on the effectiveness of the Company's internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

     A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

     As described in Management's Report on Internal Control Over Financial Reporting, management has excluded SSE GmbH, Flexbar, Rasco, Voltronics, US Synthetics, Corning Frequency Controls, Almatec, and Datamax from its assessment of internal control over financial reporting as of December 31, 2004 because they were acquired by the Company in a purchase business combination during 2004. These companies are wholly-owned by the Company and their total revenues and assets represent less than 3% and 11% of the Company's consolidated total revenues and assets, respectively, as reflected in its financial statements for the year ended December 31, 2004.

                                            /s/ PRICEWATERHOUSECOOPERS LLP
                                          --------------------------------------
                                                PricewaterhouseCoopers LLP
                                                    New York, New York
                                                      March 10, 2005

                               DOVER CORPORATION

                  CONSOLIDATED STATEMENTS OF EARNINGS (LOSSES)

                                                                FOR THE YEARS ENDED DECEMBER 31,
                                                           ------------------------------------------
                                                               2004           2003           2002
                                                           ------------   ------------   ------------
                                                            (IN THOUSANDS, EXCEPT PER SHARE FIGURES)
Net sales................................................   $5,488,112     $4,413,296     $4,053,593
Cost of sales............................................    3,593,748      2,892,874      2,722,674
                                                            ----------     ----------     ----------
  Gross profit...........................................    1,894,364      1,520,422      1,330,919
Selling and administrative expenses......................    1,282,162      1,076,664        996,209
                                                            ----------     ----------     ----------
  Operating profit.......................................      612,202        443,758        334,710
                                                            ----------     ----------     ----------
Interest expense, net....................................       61,290         62,166         64,787
All other (income) expense, net..........................       (1,234)         9,700          6,554
                                                            ----------     ----------     ----------
  Total..................................................       60,056         71,866         71,341
                                                            ----------     ----------     ----------
Earnings from continuing operations, before taxes on
  income.................................................      552,146        371,892        263,369
  Federal and other taxes on income......................      143,006         86,676         55,523
                                                            ----------     ----------     ----------
Net earnings from continuing operations..................      409,140        285,216        207,846
                                                            ----------     ----------     ----------
Net earnings (losses) from discontinued operations.......        3,615          7,711        (36,058)
                                                            ----------     ----------     ----------
Net earnings before cumulative effect of change in
  accounting principle...................................      412,755        292,927        171,788
Cumulative effect of change in accounting principle, net
  of tax.................................................           --             --        293,049
                                                            ----------     ----------     ----------
Net earnings (losses)....................................   $  412,755     $  292,927     $ (121,261)
                                                            ==========     ==========     ==========
Net earnings (losses) per common share:
  Basic
     -- Continuing operations............................   $     2.01     $     1.41     $     1.02
     -- Discontinued operations..........................         0.02           0.04          (0.18)
                                                            ----------     ----------     ----------
     -- Total net earnings before cumulative effect of
       change in accounting principle....................         2.03           1.45           0.85
     -- Cumulative effect of change in accounting
       principle.........................................           --             --          (1.45)
                                                            ----------     ----------     ----------
     -- Net earnings (losses)............................   $     2.03     $     1.45     $    (0.60)
                                                            ==========     ==========     ==========
  Diluted
     -- Continuing operations............................   $     2.00     $     1.40     $     1.02
     -- Discontinued operations..........................         0.02           0.04          (0.18)
                                                            ----------     ----------     ----------
     -- Total net earnings before cumulative effect of
       change in accounting principle....................         2.02           1.44           0.84
     -- Cumulative effect of change in accounting
       principle.........................................           --             --          (1.44)
                                                            ----------     ----------     ----------
     -- Net earnings (losses)............................   $     2.02     $     1.44     $    (0.60)
                                                            ==========     ==========     ==========
Weighted average number of common shares outstanding
  during the period:
  Basic..................................................      203,275        202,576        202,571
  Diluted................................................      204,786        203,614        203,346

                See Notes to Consolidated Financial Statements.

                               DOVER CORPORATION

     The computations of basic and diluted earnings per share from continuing operations for each year were as follows:

                                                                2004       2003       2002
                                                              --------   --------   --------
Numerator:
Net earnings from continuing operations available to common
  stockholders..............................................  $409,140   $285,216   $207,846
                                                              ========   ========   ========
Denominator:
Basic weighted average shares...............................   203,275    202,576    202,571
                                                              --------   --------   --------
Effect of dilutive securities
Employee stock options......................................     1,511      1,038        775
                                                              --------   --------   --------
Denominator:
Diluted weighted average shares.............................   204,786    203,614    203,346
                                                              ========   ========   ========
Basic earnings per share from continuing operations.........  $   2.01   $   1.41   $   1.02
                                                              ========   ========   ========
Diluted earnings per share from continuing operations.......  $   2.00   $   1.40   $   1.02
                                                              ========   ========   ========
Shares excluded from dilutive effect due to exercise price
  exceeding average market price of Dover's common stock....     3,604      5,113      5,129
                                                              --------   --------   --------

                See Notes to Consolidated Financial Statements.

                               DOVER CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                                                                   DECEMBER 31,
                                                              -----------------------
                                                                 2004         2003
                                                              ----------   ----------
                                                                  (IN THOUSANDS)
                                       ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................  $  357,606   $  370,379
  Receivables (less allowances of $32,757 in 2004 and
     $31,998 in 2003).......................................     912,688      747,567
  Inventories, net..........................................     775,741      639,339
  Prepaid expenses and other current assets.................      56,278       47,808
  Deferred tax asset........................................      47,634       44,547
                                                              ----------   ----------
     Total current assets...................................   2,149,947    1,849,640
                                                              ----------   ----------
PROPERTY, PLANT AND EQUIPMENT, NET..........................     756,680      717,875
GOODWILL....................................................   2,149,780    1,844,701
INTANGIBLE ASSETS, NET OF AMORTIZATION......................     529,277      375,087
OTHER ASSETS AND DEFERRED CHARGES...........................     195,674      208,069
ASSETS OF DISCONTINUED OPERATIONS...........................      10,821      164,139
                                                              ----------   ----------
TOTAL ASSETS................................................  $5,792,179   $5,159,511
                                                              ==========   ==========

                                     LIABILITIES
CURRENT LIABILITIES:
  Notes payable and current maturities of long-term debt....  $  339,264   $   63,669
  Accounts payable..........................................     364,406      283,814
  Accrued compensation and employee benefits................     181,675      151,414
  Accrued insurance.........................................      88,070       69,509
  Other accrued expenses....................................     201,668      200,964
  Federal and other taxes on income.........................     180,893      141,431
                                                              ----------   ----------
     Total current liabilities..............................   1,355,976      910,801
                                                              ----------   ----------
LONG-TERM DEBT..............................................     753,063    1,003,915
DEFERRED INCOME TAXES.......................................     296,464      233,906
OTHER DEFERRALS (PRINCIPALLY COMPENSATION)..................     246,170      194,332
LIABILITIES OF DISCONTINUED OPERATIONS......................      21,824       73,886
COMMITMENTS AND CONTINGENT LIABILITIES
STOCKHOLDERS' EQUITY
  CAPITAL STOCK:
     Preferred..............................................          --           --
     Common.................................................     239,015      238,304
ADDITIONAL PAID-IN CAPITAL..................................      98,979       80,746
ACCUMULATED OTHER COMPREHENSIVE EARNINGS....................     195,220      119,673
RETAINED EARNINGS...........................................   3,628,715    3,342,020
                                                              ----------   ----------
                                                               4,161,929    3,780,743
  Less common stock in treasury.............................   1,043,247    1,038,072
                                                              ----------   ----------
     Net stockholders' equity...............................   3,118,682    2,742,671
                                                              ----------   ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY..................  $5,792,179   $5,159,511
                                                              ==========   ==========

                See Notes to Consolidated Financial Statements.

                               DOVER CORPORATION

              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND
                        COMPREHENSIVE EARNINGS (LOSSES)

                                                        ACCUMULATED
                                COMMON                     OTHER
                                STOCK     ADDITIONAL   COMPREHENSIVE                                  TOTAL       COMPREHENSIVE
                                $1 PAR     PAID-IN       EARNINGS       RETAINED     TREASURY     STOCKHOLDERS'     EARNINGS
                                VALUE      CAPITAL        (LOSS)        EARNINGS       STOCK         EQUITY          (LOSS)
                               --------   ----------   -------------   ----------   -----------   -------------   -------------
                                                           (IN THOUSANDS, EXCEPT PER SHARE FIGURES)
Balance as of December 31,
  2001.......................  $237,303    $55,223       $(149,663)    $3,395,293   $(1,018,815)   $2,519,341
                               ========    =======       =========     ==========   ===========    ==========       =========
Net earnings (losses)........        --         --              --       (121,261)           --      (121,261)      $(121,261)
Dividends paid...............        --         --              --       (109,436)           --      (109,436)             --
Common stock issued for
  options exercised..........       381      8,630              --             --            --         9,011              --
Stock issued, net of
  cancellations..............        (4)     1,640              --             --            --         1,636              --
Stock acquired during the
  year.......................        --         --              --             --       (15,511)      (15,511)             --
Increase from translation of
  foreign financial
  statements.................        --         --         111,438             --            --       111,438         111,438
Unrealized holding gains
  (losses)...................        --         --            (384)            --            --          (384)           (384)
                               --------    -------       ---------     ----------   -----------    ----------       ---------
Balance as of December 31,
  2002.......................  $237,680    $65,493       $ (38,609)    $3,164,596   $(1,034,326)   $2,394,834       $ (10,207)
                               ========    =======       =========     ==========   ===========    ==========       =========
Net earnings (losses)........        --         --              --        292,927            --       292,927       $ 292,927
Dividends paid...............        --         --              --       (115,503)           --      (115,503)             --
Common stock issued for
  options exercised..........       607     13,758              --             --            --        14,365              --
Stock issued, net of
  cancellations..............        17      1,495              --             --            --         1,512              --
Stock acquired during the
  year.......................        --         --              --             --        (3,746)       (3,746)             --
Increase from translation of
  foreign financial
  statements.................        --         --         157,885             --            --       157,885         157,885
Unrealized holding gains
  (losses)...................        --         --             397             --            --           397             397
                               --------    -------       ---------     ----------   -----------    ----------       ---------
Balance as of December 31,
  2003.......................  $238,304    $80,746       $ 119,673     $3,342,020   $(1,038,072)   $2,742,671       $ 451,209
                               ========    =======       =========     ==========   ===========    ==========       =========
Net earnings.................        --         --              --        412,755            --       412,755       $ 412,755
Dividends paid...............        --         --              --       (126,060)           --      (126,060)             --
Common stock issued for
  options exercised..........       698     17,868              --             --            --        18,566              --
Stock issued, net of
  cancellations..............        13        365              --             --            --           378              --
Stock acquired during the
  period.....................        --         --              --             --        (5,175)       (5,175)             --
Increase from translation of
  foreign financial
  statements.................        --         --          76,081             --            --        76,081          76,081
Unrealized holding gains
  (losses)...................        --         --            (534)            --            --          (534)           (534)
                               --------    -------       ---------     ----------   -----------    ----------       ---------
Balance as of December 31,
  2004.......................  $239,015    $98,979       $ 195,220     $3,628,715   $(1,043,247)   $3,118,682       $ 488,302
                               ========    =======       =========     ==========   ===========    ==========       =========

---------------

Preferred Stock, $100 par value per share. 100,000 shares authorized; none issued.

Common Stock, $1 par value per share. 500,000,000 shares authorized; issued 239,015,326 in 2004, and 238,304,232 shares in 2003.

Treasury Stock; 35,518,671 shares in 2004, and 35,391,575 shares in 2003, at cost.

Dividends paid per share were $.62 and $.57 and $.54 for 2004, 2003, and 2002, respectively.

Unrealized holding gains (losses), net of taxes of ($288), $214 and ($207) in 2004, 2003 and 2002, respectively.

U.S. Federal tax benefit recorded in paid in capital of $4,959 in 2004, $3,513 in 2003 and $2,597 in 2002 on stock options exercised.
                See Notes to Consolidated Financial Statements.

                               DOVER CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                              FOR THE YEARS ENDED DECEMBER 31,
                                                              ---------------------------------
                                                                2004        2003        2002
                                                              ---------   ---------   ---------
                                                                       (IN THOUSANDS)
CASH FLOW FROM OPERATING ACTIVITIES:
  Net earnings (losses).....................................  $ 412,755   $ 292,927   $(121,261)
                                                              ---------   ---------   ---------
  Adjustments to reconcile net earnings to net cash from
     operating activities:
     Net (earnings) losses from discontinued operations.....     (3,615)     (7,711)     36,058
     Cumulative effect of change in accounting principle,
       net of taxes.........................................         --          --     293,049
     Depreciation and amortization..........................    160,845     151,309     156,946
     Provision for losses on accounts receivable............      7,869       8,705      12,057
     Deferred income taxes..................................      4,885      47,701      21,062
     Increase (decrease) in deferred compensation...........     39,535       8,371       4,399
     Other, net.............................................    (15,261)     20,428      10,042
     Changes in assets and liabilities (excluding effects of
       acquisitions, dispositions and foreign exchange):
       Decrease (increase) in accounts receivable...........    (92,435)    (25,060)     30,054
       Decrease (increase) in inventories...................    (59,472)      4,789      73,129
       Decrease (increase) in prepaid expenses & other
          assets............................................      9,189         762     (11,860)
       Increase (decrease) in accounts payable..............     47,643      32,257     (21,003)
       Increase (decrease) in accrued expenses and other
          non-current liabilities...........................     17,728      22,897      12,974
       Increase (decrease) in accrued federal and other
          taxes payable.....................................     67,781      68,471     (55,807)
       Contributions to defined benefit pension plan........         --     (48,480)    (44,000)
                                                              ---------   ---------   ---------
          Total adjustments.................................    184,692     284,439     517,100
                                                              ---------   ---------   ---------
       NET CASH FROM OPERATING ACTIVITIES OF CONTINUING
          OPERATIONS........................................    597,447     577,366     395,839
                                                              ---------   ---------   ---------
CASH FLOWS (USED IN) INVESTING ACTIVITIES:
  Proceeds from sale of property and equipment..............     14,768       9,862      16,676
  Additions to property, plant and equipment................   (107,434)    (96,400)    (96,417)
  Proceeds from sale of discontinued businesses.............     73,921      13,362      16,817
  Acquisitions (net of cash and cash equivalents
     acquired)..............................................   (506,108)   (362,062)    (99,710)
                                                              ---------   ---------   ---------
     NET CASH (USED IN) INVESTING ACTIVITIES OF CONTINUING
       OPERATIONS...........................................   (524,853)   (435,238)   (162,634)
                                                              ---------   ---------   ---------
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
  Increase (decrease) in notes payable......................     25,089      38,533     (19,528)
  Reduction of long-term debt...............................     (9,025)    (26,384)     (3,989)
  Proceeds from long-term debt..............................        614       1,375       1,979
  Purchase of treasury stock................................     (5,176)     (3,746)    (15,510)
  Proceeds from exercise of stock options...................     13,608       7,445       6,414
  Cash dividend to stockholders.............................   (126,060)   (115,504)   (109,436)
                                                              ---------   ---------   ---------
     NET CASH (USED IN) FINANCING ACTIVITIES OF CONTINUING
       OPERATIONS...........................................   (100,950)    (98,281)   (140,070)
                                                              ---------   ---------   ---------
  Effect of exchange rate changes on cash and cash
     equivalents............................................     12,155      33,674      23,521
  Cash from (used in) discontinued operations...............      3,428        (966)      5,208
                                                              ---------   ---------   ---------
     NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS...    (12,773)     76,555     121,864
  Cash and cash equivalents at beginning of year............    370,379     293,824     171,960
                                                              ---------   ---------   ---------
  CASH AND CASH EQUIVALENTS AT END OF YEAR..................  $ 357,606   $ 370,379   $ 293,824
                                                              =========   =========   =========
SUPPLEMENTAL INFORMATION -- CASH PAID DURING THE YEAR FOR:
  Income taxes..............................................  $ 107,378   $ 100,904   $  89,318
  Interest..................................................     67,963      68,546      67,554

                See Notes to Consolidated Financial Statements.

                               DOVER CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The Company is a multinational, diversified manufacturing corporation comprised of 49 stand-alone operating companies which manufacture a broad range of specialized industrial products and sophisticated manufacturing equipment. The Company also provides some engineering and testing services, which are not significant in relation to consolidated revenues. The Company's operating companies are based primarily in the United States of America and Europe. Until December 31, 2004, the Company's businesses were divided into four segments. Beginning with the first quarter 2005 earnings announcement, the Company will report its results in six segments and discuss its operating companies in 13 groups. Management believes this new operating structure will enhance the Company's market focus, acquisition capacity and executive leadership. The four segments into which the Company's businesses were divided until December 31, 2004, were: Diversified, Industries, Resources, and Technologies. Diversified builds packaging and printing machinery, heat transfer equipment, food refrigeration and display cases, specialized bearings, construction and agricultural cabs, as well as sophisticated products for use in the defense, aerospace and automotive industries. Industries makes products for use in the waste handling, bulk transport, automotive service, commercial food service and packaging, welding, cash dispenser and construction industries. Resources manufactures products primarily for the automotive, fluid handling, petroleum, original equipment manufacturer (OEM) engineered components and chemical equipment industries. Technologies builds sophisticated automated assembly and testing equipment and specialized electronic components for the electronics industry, and industrial printers for coding and marking. The accounting policies that affect the more significant elements of the Company's financial statements and that apply to the Company's segment information are described briefly below.

  CONSOLIDATION

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation. The results of operations of purchased businesses are included from the dates of acquisitions. Several businesses qualified for discontinued operations treatment in 2004, 2003, and 2002. The assets, liabilities, results of operations and cash flows of all discontinued operations have been segregated and reported as discontinued operations for all periods presented. The Company has evaluated the requirements of Financial Accounting Standards Board Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities," and has not identified any variable purpose entities that would require consolidation.

  USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include revenue recognition, allowances for doubtful accounts receivable, net realizable value of inventories, restructuring charges, valuation of goodwill, pension and post retirement assumptions, useful lives associated with amortization and depreciation of intangibles and fixed assets, warranty reserves, income taxes and tax valuation reserves, environmental reserves, legal reserves, insurance reserves and the valuations of discontinued assets and liabilities.

  CASH AND CASH EQUIVALENTS

     Cash and cash equivalents include cash on hand, demand deposits and short-term investments which are highly liquid in nature and have original maturities at the time of purchase of three months or less. Cash equivalents were $357.6 million and $370.4 million at December 31, 2004 and 2003, respectively.

                               DOVER CORPORATION

  ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

     Accounts receivable is composed primarily of trade accounts receivable that arise primarily from the sale of goods or services on account and are stated at historical cost. Management evaluates accounts receivable at each operating company to estimate the amount of accounts receivable that will not be collected in the future and records the provision. The provision for doubtful accounts is recorded as a charge to operating expense, while the credit is recorded in the allowance for doubtful accounts, which reduces accounts receivable. The estimated allowance for doubtful accounts is based primarily on management's evaluation of the aging of the accounts receivable balance, the financial condition of its customers, historical trends, and time outstanding of specific balances. Actual collections of accounts receivable could differ from management's estimates due to changes in future economic, industry or customer financial conditions.

     Receivables consist of the following at December 31, 2004 and 2003.

                                                               2004      2003
                                                              -------   -------
                                                               (IN THOUSANDS)
Trade Accounts Receivable...................................  919,793   757,975
Trade Notes Receivable......................................    6,282     4,004
Other.......................................................   19,370    17,586
                                                              -------   -------
Total Receivables...........................................  945,445   779,565
                                                              -------   -------

     Following are the changes in the allowance for doubtful accounts during the years ended December 31, 2004, 2003, and 2002.

                                     BALANCE AT     ACQ. BY    CHARGED TO                             BALANCE AT
                                    BEGINNING OF   PURCHASE     COST AND     ACCOUNTS     CREDIT TO    CLOSE OF
                                        YEAR       OR MERGER    EXPENSE     WRITTEN OFF    INCOME        YEAR
                                    ------------   ---------   ----------   -----------   ---------   ----------
                                                                   (IN THOUSANDS)
Year Ended December 31, 2004
  Allowance for Doubtful
  Accounts........................    $31,998       $2,679      $ 7,869      $ (6,064)     $(3,725)    $32,757
Year Ended December 31, 2003
  Allowance for Doubtful
  Accounts........................    $30,174       $1,047      $ 8,705      $ (6,719)     $(1,209)    $31,998
Year Ended December 31, 2002
  Allowance for Doubtful
  Accounts........................    $33,652       $  123      $12,057      $(10,838)     $(4,820)    $30,174

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

  PROPERTY, PLANT AND EQUIPMENT AND DEPRECIATION

     Property, plant and equipment includes the cost of land, buildings, equipment and significant improvements to existing plant and equipment. Expenditures for maintenance, repairs and minor renewals are expensed as incurred. When property or equipment is sold or otherwise disposed of, the related cost and accumulated depreciation is removed from the respective accounts and the gain or loss realized on disposition is reflected in earnings. Depreciation expense was $131.4 million in 2004, $133.1 million in 2003, and $139.1 million in 2002. Plant and equipment was generally depreciated through December 31, 2003 based upon accelerated methods, utilizing estimated useful property lives. Building and lease hold improvement lives ranged from 5 to 50 years; machinery and equipment lives range from 2 to 20 years. The Company changed to the straight-line method of depreciation for assets acquired on or after January 1, 2004, from various

                               DOVER CORPORATION
accelerated depreciation methods. Management's decision to change was based on the fact that straight-line depreciation has become a better method of matching revenue and expenses over the estimated useful life of capitalized assets given their characteristics and usage patterns. The Company has determined that the design and durability of these assets increasingly does not diminish to any significant degree over time and it is therefore preferable to recognize the related cost uniformly over their estimated useful lives. The effect of the change for the twelve months ended December 31, 2004, was an increase to net income of approximately $8.2 million net of tax or $.04 per diluted share.

  DERIVATIVES TRANSACTIONS

     Derivatives contracts are instruments such as futures, forwards, swaps or options contracts, which derive their value from underlying assets, indices, reference rates or a combination of these factors. Derivative instruments may be privately negotiated contracts, which are often referred to as OTC derivatives, or they may be listed and traded on an exchange. In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 149 is generally effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The adoption of SFAS 149 did not have a material impact on the Company's financial statements. The company periodically enters into fair value hedge transactions specifically to hedge its exposures to various items including but not limited to interest rate and foreign exchange rate risk. Tests for hedge ineffectiveness are conducted periodically and any ineffectiveness found is recognized in the income statement. The company does not enter into derivatives transactions that would be classified as speculative as defined by SFAS No. 149 and No. 133. The fair market value of all outstanding transactions is recorded in the Other Assets and Deferred Charges section of the balance sheet. The corresponding change in value of the hedged assets/liabilities is recorded directly in that section of the balance sheet.

  GOODWILL AND OTHER INTANGIBLE ASSETS

     As of January 1, 2002, the Company follows Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." In accordance with the guidelines of this accounting principle, goodwill and indefinite-lived intangible assets are no longer amortized and are assessed for impairment on at least an annual basis. Refer to Note 6 for disclosure on the impact of the adoption. The Company has elected to test annually for goodwill impairment in the fourth quarter of the fiscal year. Goodwill of a reporting unit will also be tested for impairment between annual tests if a triggering event occurs, as defined by SFAS No. 142, that could potentially reduce the fair value of the reporting unit below its carrying value.

  LONG-LIVED ASSETS

     In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," long-lived assets are reviewed for impairment annually and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If an indicator of impairment exists for any grouping of assets, an estimate of undiscounted future cash flows is produced and compared to its carrying value. If an asset is determined to be impaired, the loss is measured by the excess of the carrying amount of the asset over its fair value as determined by an estimate of discounted future cash flows.

                               DOVER CORPORATION

  COMPREHENSIVE EARNINGS (LOSSES)

     Comprehensive earnings (losses) includes net earnings (losses), foreign currency translation, unrecognized gains (losses) on cash flow hedges and both realized and unrealized holding gains (losses) on marketable securities.

  FOREIGN CURRENCY

     Assets and liabilities of foreign subsidiaries, where the local currency is the functional currency, have been translated at year-end exchange rates and profit and loss accounts have been translated using weighted average yearly exchange rates. Adjustments resulting from translation have been recorded in the equity section of the balance sheet as cumulative translation adjustments. Assets and liabilities of an entity that are denominated in currencies other than an entity's functional currency are remeasured into the functional currency using end of period exchange rates. Gains and losses related to these remeasurements are recorded within the Statement of Earnings (Losses) as a component of "All other (income) expense, net." Other comprehensive earnings (losses) were increased by $76.1 million, $157.9 million, and $111.4 million in 2004, 2003 and 2002, respectively, as a result of the foreign currency translation adjustments.

  REVENUE RECOGNITION

     Revenue on sales of product is recognized and earned when all of the following circumstances are satisfied: a) persuasive evidence of an arrangement exists; b) price is fixed or determinable; c) collectibility is reasonably assured; and, d) delivery has occurred. In revenue transactions where installation is required, revenue can be recognized when the installation obligation is not essential to the functionality of the delivered products. Revenue transactions involving non-essential installation obligations are those which can generally be completed in a short period of time, at insignificant cost, and the skills required to complete these installations are not unique to the Company and, in many cases, can be provided by third parties or the customers. If the installation obligation is essential to the functionality of the delivered product, revenues are deferred until installation is complete. In a limited number of revenue transactions, other post-shipment obligations such as training and customer acceptance are required and, accordingly, revenues are deferred until the customer is obligated to pay, or acceptance has been confirmed. Service revenues are recognized and earned when services are performed and are not significant to any period presented.

  STOCK-BASED COMPENSATION

     SFAS No. 123 "Accounting for Stock-Based Compensation as amended by SFAS No. 148," allows companies to measure compensation cost in connection with employee share option plans using a fair value based method or to continue to use an intrinsic value based method as defined by APB No. 25 "Accounting for Stock Issued to Employees," which generally does not result in a compensation cost at time of grant. The Company accounts for stock-based compensation under APB 25, and does not recognize stock-based compensation expense upon the grant of its stock options because the option terms are fixed and the exercise price equals the market price of the underlying stock on the grant date. However, in accordance with SFAS No. 123R, "Share-Based Payment," the Company will begin to recognize compensation expense for stock-based awards to employees in the third quarter of 2005.

                               DOVER CORPORATION

     The following table illustrates the effect on net earnings and basic diluted earnings per share if the Company had recognized compensation expense upon grant of the options, based on the Black-Scholes option pricing model:

                                                                   FOR THE YEARS ENDED DECEMBER 31,
                                                              ------------------------------------------
                                                                  2004           2003           2002
                                                              ------------   ------------   ------------
                                                               (IN THOUSANDS, EXCEPT PER SHARE FIGURES)
Net earnings from continuing operations, as reported........     $409,140       $285,216       $207,846
Deduct:
  Total stock-based employee compensation expense determined under fair value based methods for all awards, net of
     related tax effects....................................       18,206         17,818         15,447
                                                                 --------       --------       --------
Pro forma net earnings......................................     $390,934       $267,398       $192,399
Basic earnings per share from continuing operations:
  As reported...............................................     $   2.01       $   1.40       $   1.03
  Pro forma.................................................         1.92           1.32           0.95
Diluted earnings per share from continuing operations:
  As reported...............................................     $   2.00       $   1.40       $   1.02
  Pro forma.................................................         1.91           1.31           0.95

     The fair value of each option grant was estimated on the date of grant using a Black-Scholes option-pricing model with the following assumptions:

                                                               FOR THE YEARS ENDED
                                                                   DECEMBER 31,
                                                             ------------------------
                                                              2004     2003     2002
                                                             ------   ------   ------
Risk-free interest rates...................................    3.71%    3.87%    5.32%
Dividend yield.............................................    1.46%    1.40%    1.27%
Expected life..............................................       8        8        9
Volatility.................................................   31.54%   30.64%   28.10%
Weighted average option grant price........................  $41.25   $24.58   $37.92
Weighted average fair value of options granted.............  $14.89   $ 8.90   $15.29

  INCOME TAXES

     The provision for income taxes on continuing operations includes federal, state, local and foreign taxes. Tax credits, primarily for research and experimentation and foreign earnings and export programs are recognized as a reduction of the provision for income taxes on continuing operations in the year in which they are available for tax purposes. Deferred taxes are provided on temporary differences between assets and liabilities for financial reporting and tax purposes as measured by enacted tax rates expected to apply when temporary differences are settled or realized. Future tax benefits are recognized to the extent that realization of those benefits is considered to be more likely than not. A valuation allowance is established for deferred tax assets for which realization is not assured. The Company has not provided for any residual U.S. income taxes on unremitted earnings of foreign subsidiaries as such earnings are currently intended to be indefinitely reinvested.

     On October 22, 2004, the President signed the American Jobs Creation Act of 2004 (the "Act"). The Act creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85 percent dividends received deduction for certain dividends from controlled foreign corporations. The deduction is subject to a number of limitations and, as of today, uncertainty remains as to how to interpret numerous provisions in the Act. Therefore, the Company is not yet in a position to decide whether, and to what extent, it might repatriate foreign earnings that have not yet been remitted to the U.S. Based on

                               DOVER CORPORATION
the Company's analysis to date, however, it is reasonably possible that the Company may repatriate some amount between zero and $176.0 million, with the respective tax liability ranging from zero to $7.8 million. The Company expects to be in a position to finalize its assessment by the third quarter of 2005.

  RESEARCH AND DEVELOPMENT COSTS

     Research and development expenditures, including qualifying engineering costs, are expensed when incurred and amounted to $188.3 million in 2004, $158.7 million in 2003 and $166.2 million in 2002.

  RISK RETENTION, INSURANCE

     The Company's property and casualty insurance programs contain various deductibles that, based on our experience, are typical and customary for a company of our size. We do not consider any of the deductibles to represent a material risk for the Company. The Company generally maintains deductibles for claims and liabilities related primarily to workers' compensation, health and welfare claims, commercial, general, product and automobile liability, and property damage and business interruption resulting from certain events. The Company accrues for claim exposures that are probable of occurrence and can be reasonably estimated. As part of the Company's risk management program, insurance is maintained to transfer risk beyond the level of self-retention and provides stop loss protection on both an individual claim and annual aggregate basis. The Company self-insures its product and general liability claims up to $3.0 million per occurrence, its workers' compensation claims up to $5.0 million per occurrence and automobile liability claims up to $1.0 million per occurrence. As of January 1, 2005, the Company increased its self-insurance level for its products and general liability claims up to $5.0 million per occurrence. Third-party insurance provides coverage in excess of these amounts. In addition, the Company has aggregate deductible stop loss insurance from third-party insurers on both an aggregate and an individual occurrence basis well in excess of the limits discussed above. A worldwide program of property insurance covers the Company's owned property and any business interruptions that may occur due to an insured hazard affecting those properties, subject to reasonable deductibles and aggregate limits.

  ACCOUNTING FOR DERIVATIVE FINANCIAL INSTRUMENTS

     The Company follows SFAS Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" and its related amendment SFAS Statement No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." These statements establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The statements require recognition of all derivatives as either assets or liabilities on the balance sheet and the measurement of those instruments at fair value. If the derivative is designated as a fair value hedge and is effective, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings in the same period. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive income and are recognized in the income statement when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings. The Company does not enter into derivative financial instruments for speculative purposes and does not have a material portfolio of derivative financial instruments.

  FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying amount of cash and cash equivalents, trade receivables, accounts payable, notes-payable and accrued expenses approximates fair value due to the short maturity of these instruments.

                               DOVER CORPORATION

  NEW ACCOUNTING STANDARDS

     In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which is effective for exit and disposal activities initiated after December 31, 2002. The standard replaces EITF Issue 94-3 and requires companies to recognize costs associated with exit or disposal activities when they are incurred, as defined in SFAS No. 146, rather than at the date of a commitment to an exit or disposal plan. The provisions of SFAS 146 are to be applied prospectively. The effect of the adoption of SFAS No. 146 was immaterial to the Company's consolidated results of operations and financial position.

     In November of 2002, the FASB issued FASB Interpretation No. 45 (FIN 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57 and 107 and Rescission of FASB Interpretation No. 34." FIN 45 clarifies the requirements of FASB Statement No. 5, "Accounting for Contingencies," relating to the guarantor's accounting for, and disclosure of, the issuance of certain types of guarantees. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods that end after December 15, 2002, and have been incorporated into the footnotes. The provisions for initial recognition and measurement are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002, irrespective of the guarantor's year-end. FIN 45 requires that upon issuance of a guarantee, the entity must recognize a liability for the fair value of the obligation it assumes under that guarantee. The effect of the adoption of FIN 45 was immaterial to the Company's consolidated results of operations and financial position. The Company has also adopted the disclosure requirements of FIN 45.

     In December of 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure -- an amendment of SFAS 123," which is effective for fiscal years ending after December 15, 2002, regarding certain disclosure requirements that have been incorporated into the footnotes. This Statement amends FASB Statement No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for an entity that voluntarily changes to the fair-value-based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of that Statement to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. Finally, this Statement amends APB Opinion No. 28, "Interim Financial Reporting," to require disclosure about those effects in interim financial information. The effect of the adoption of SFAS No. 148 had no impact on the Company's consolidated results of operations or financial position.

     In January 2003, FASB Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities," was issued. FIN 46 provides guidance on consolidating variable interest entities and applies immediately to variable interests created after January 31, 2003. In December 2003, the FASB revised and superseded FIN 46 with the issuance of FIN 46R in order to address certain implementation issues that were adopted the first reporting period ending after March 15, 2004. The interpretation requires variable interest entities to be consolidated if the equity investment at risk is not sufficient to permit an entity to finance its activities without support from other parties or the equity investors lack certain specified characteristics. The effect of the adoption of FIN 46 was immaterial to the Company's consolidated results of operations and financial position.

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 applies specifically to a number of financial instruments that companies have historically presented within their financial statements either as equity or between the liabilities section and the equity section, rather than as liabilities. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise was effective at the beginning of the first interim period beginning after June 15, 2003. The effect of the adoption of SFAS No. 150 was immaterial to the Company's consolidated results of operations and financial position.

                               DOVER CORPORATION

     In December 2003, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 104 (SAB 104), Revenue Recognition. SAB 104 supersedes SAB 101, Revenue Recognition in Financial Statements, to include the guidance from Emerging Issues Task Force EITF 00-21 "Accounting for Revenue Arrangements with Multiple Deliverables." The adoption of SAB 104 did not have a material effect on the Company's consolidated results of operations or financial position.

     In December 2003, the FASB published a revision to SFAS No. 132 "Employers' Disclosure about Pensions and Other Postretirement Benefits, an amendment of FASB Statements No. 87, 88, and 106." SFAS No. 132R requires additional disclosures to those in the original SFAS No. 132 about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. SFAS No. 132R is effective for financial statements with fiscal years ending after December 15, 2003. The adoption of SFAS No. 132R did not have a material impact on the Company's consolidated results of operations or financial position.

     In May 2004, the FASB issued FASB Staff Position No. FAS 106-2 (FSP 106-2), "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003," which supersedes FSP 106-1. FSP 106-2 provides guidance on the accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the "Act") for employers that sponsor postretirement health care plans that provide prescription drug benefits. It also requires certain disclosures regarding the effect of the federal subsidy provided by the Act. This FSP was effective for the first interim or annual period beginning after June 15, 2004. The effect of adoption has not been material to the Company's results of operations, cash flow or financial position.

     In November of 2004, the FASB issued SFAS No. 151, "Inventory Costs," an amendment of ARB No. 43, Chapter 4 "Inventory Pricing." SFAS No. 151 adopts the IASB view related to inventories that abnormal amounts of idle capacity and spoilage costs should be excluded from the cost of inventory and expensed when incurred. The provisions of SFAS No. 151 are applicable to inventory costs incurred during fiscal years beginning after June 15, 2005. The effect of the adoption of SFAS No. 151 will be immaterial to the Company's consolidated results of operations and financial position.

     In December of 2004, the FASB issued SFAS No. 123R, "Share-Based Payment." SFAS No. 123R revises previously issued SFAS 123 "Accounting for Stock-Based Compensation," supersedes Accounting Principles Board (APB) Opinion No. 25 "Accounting for Stock Issued to Employees", and amends SFAS Statement No. 95 "Statement of Cash Flows." SFAS No. 123R requires the Company to expense the fair value of employee stock options and other forms of stock-based compensation for the interim or annual periods beginning after June 15, 2005. The share-based award must be classified as equity or as a liability and the compensation cost is measured based on the fair value of the award at the date of the grant. In addition liability awards will be re-measured at fair value each reporting period. The effect of the adoption of SFAS No. 123R will not be materially different from the pro-forma results included in Note 1 Stock-Based Compensation.

  RECLASSIFICATIONS

     Certain amounts in prior years have been reclassified to conform to the current year's presentation.

2.  ACQUISITIONS

     All acquisitions which are listed below for the years ending 2004 and 2003, have been accounted for by the purchase method of accounting. Accordingly, the accounts of the acquired companies, after adjustment to reflect fair market values assigned to assets and liabilities, have been included in the consolidated financial statements from their respective dates of acquisitions.

                               DOVER CORPORATION

  2004 ACQUISITIONS

                                        ACQUIRED
DATE                   TYPE            COMPANIES                  LOCATION (NEAR)           SEGMENT        OPERATING COMPANY
----                   ----            ---------                  ---------------           -------        -----------------
13-Apr...............  Stock   SSE GmbH                     Singen, Germany               Technologies   Alphasem
Manufactures and distributes production equipment for the semiconductor, Telecom/Optoelectronics and Flat Panel Display
markets.

30-Apr...............  Stock   Flexbar                      Texas, United States          Resources      Energy Products Group
Designs and manufactures Sinkerbars for use in the extraction of oil and gas.

17-May...............  Stock   Rasco                        Kolbermoor, Germany           Technologies   Everett Charles Group
Manufactures test gravity feeders and related products for use in semiconductor tests.

24-May...............  Asset   Voltronics                   New Jersey, United States     Technologies   Dielectric
Manufactures variable capacitors.

31-Aug...............  Stock   US Synthetics                Utah, United States           Resources      Energy Products Group
Supplier of polycrystalline diamond cutters used in drill bits for oil and gas exploration.

1-Sep................  Stock   Corning Frequency Controls   Pennsylvania, United States   Technologies   Vectron
Manufactures quartz crystals, oscillators and filters for the communications, test & instrumentation, position location, automotive and military/aerospace electronic markets.

17-Dec...............  Stock   Almatec                      Kamp-lintfort, Germany        Resources      Wilden
Manufactures air operated double diaphragm pumps.

23-Dec...............  Stock   Datamax                      Florida, United States        Technologies   Imaje
Manufactures Bar Code printers and related products.

     The aggregate cost of the 2004 acquisitions was approximately $517.5 million. The amount assigned to goodwill and major intangible asset classifications by segment is as follows:

                                                       TOTAL     TECHNOLOGIES   RESOURCES
                                                      --------   ------------   ---------
                                                                (IN THOUSANDS)
Goodwill -- Tax deductible..........................  $ 15,377     $ 15,377     $     --
Goodwill -- Non-tax deductible......................   263,276      130,519      132,757
Trademarks..........................................    10,158        6,558        3,600
Customer intangibles................................    86,469       47,469       39,000
Unpatented technologies.............................    55,498       45,798        9,700
Other intangibles...................................     6,011        5,551          460

     Note that these intangible amounts are subject to change pending final valuation and purchase price allocation.

                               DOVER CORPORATION

  2003 ACQUISITIONS

                                             ACQUIRED
DATE                         TYPE           COMPANIES            LOCATION (NEAR)         SEGMENT      OPERATING COMPANY
----                         ----           ---------            ---------------         -------      -----------------
20-Mar..................  Asset         Standard Aerospace   Montreal, Canada          Diversified    Sargent
Manufactures aircraft engine rotating parts and airframe structural components.

27-May..................  Stock/Asset   Blitz GmbH           Braunlingen, Germany      Industries     Rotary Lift
Manufactures heavy duty inground lifts, vehicle component removal devices, air compressors, and tire filling products.

1-Aug...................  Asset         Temex, S.A.W.        Neuchatel, Switzerland    Technologies   Vectron
Manufactures high frequency surface acoustical wave filters.

1-Oct...................  Stock         Warn Industries      Oregon, United States     Resources      Stand-Alone
Manufactures high performance winches for use on light trucks, recreational vehicles and all terrain vehicles (ATVs).
Additionally, company manufactures hub locks and patented four-wheel and all-wheel drive powertrain systems.

2-Dec...................  Stock         Wabash               Indiana, United States    Industries     Kurz-Kasch
Manufactures actuators and sensors for industrial markets.

12-Dec..................  Stock         Curt May SA          Buenos Aires, Argentina   Technologies   Imaje
Distributor of Imaje Marking and Coding products in Argentina.

     The aggregate cost of the 2003 acquisitions was approximately $367.5 million of which $184.9 million represents goodwill.

     The following unaudited pro forma information presents the results of operations of the Company as if the 2004 and 2003 acquisitions had taken place on January 1, 2004 and January 1, 2003, respectively.

                                                                 TWELVE MONTHS ENDED
                                                                    DECEMBER 31,
                                                              -------------------------
                                                                 2004          2003
                                                              -----------   -----------
                                                              (IN THOUSANDS, EXCEPT PER
                                                                   SHARE FIGURES)
Net sales from continuing operations:
  As reported...............................................  $5,488,112    $4,413,296
  Pro forma.................................................   5,735,028     5,700,869
Net earnings from continuing operations:
  As reported...............................................  $  409,140    $  285,216
  Pro forma.................................................     434,918       314,042
Basic earnings per share from continuing operations:
  As reported...............................................  $     2.01    $     1.41
  Pro forma.................................................        2.14          1.55
Diluted earnings per share from continuing operations:
  As reported...............................................  $     2.00    $     1.40
  Pro forma.................................................        2.12          1.54

     These pro forma results of operations have been prepared for comparative purposes only and include certain adjustments, such as additional amortization and depreciation expense as a result of intangibles and fixed assets acquired. They do not purport to be indicative of the results of operations that actually would have resulted had the acquisitions occurred on the date indicated, or that may result in the future.

     On October 1, 2003, Dover acquired Warn Industries, Inc. for approximately $326.0 million in cash. Warn, located in Portland, Oregon, is the industry leader in the design, manufacture and marketing of high-performance vehicular winches. Warn, with annual sales in excess of $150 million, is a stand-alone operating company within the Resources segment. The acquisition was originally financed with existing cash on hand and commercial paper borrowings. During the fourth quarter of 2003, all the commercial paper borrowings

                               DOVER CORPORATION
associated with the acquisition were repaid. The results of Warn's operations have been included in the consolidated financial statements since the date of acquisition. The Company has obtained a valuation for certain tangible and intangible assets related to the acquisition. Approximately $91.5 million of the goodwill is deductible for tax purposes.

     The following table is a summary of the estimated fair values of the assets acquired and liabilities assumed as of the date of acquisition:

                                                                  AS OF
                                                               OCTOBER 31,
                                                                   2003
                                                              --------------
                                                              (IN THOUSANDS)
Current assets..............................................     $ 46,714
Property, plant & equipment.................................       39,377
Intangible assets:
  Indefinite-lived trademarks...............................       65,400
  Customer intangibles......................................       42,900
  Distributor relationships.................................       39,500
  Other.....................................................          815
                                                                 --------
                                                                 $148,615
Goodwill....................................................      179,794
                                                                 --------
  Total assets acquired.....................................     $414,500
Total liabilities assumed...................................     $ 88,484
                                                                 --------
Net assets acquired.........................................     $326,016
                                                                 --------

3.  INVENTORIES

SUMMARY BY COMPONENTS AT DECEMBER 31,                           2004       2003
-------------------------------------                         --------   --------
                                                                (IN THOUSANDS)
Raw materials...............................................  $366,977   $288,858
Work in process.............................................   207,885    169,134
Finished goods..............................................   242,825    210,989
                                                              --------   --------
Total.......................................................   817,687    668,981
Less LIFO reserve...........................................    41,946     29,642
                                                              --------   --------
                                                              $775,741   $639,339
                                                              ========   ========

     At December 31, 2004 and 2003, domestic inventories determined by the LIFO inventory method amounted to $138.7 million and $123.7, respectively.

                               DOVER CORPORATION

4.  PROPERTY, PLANT AND EQUIPMENT

SUMMARY BY COMPONENTS AT DECEMBER 31,                            2004         2003
-------------------------------------                         ----------   ----------
                                                                  (IN THOUSANDS)
Land........................................................  $   61,744   $   53,705
Buildings...................................................     500,350      463,603
Machinery and equipment.....................................   1,524,119    1,393,098
                                                              ----------   ----------
Total.......................................................   2,086,213    1,910,406
Accumulated depreciation....................................   1,329,533    1,192,531
                                                              ----------   ----------
                                                              $  756,680   $  717,875
                                                              ==========   ==========

5.  OTHER ACCRUED EXPENSES

SUMMARY BY COMPONENTS AT DECEMBER 31,                           2004       2003
-------------------------------------                         --------   --------
                                                                (IN THOUSANDS)
Warranty....................................................  $ 41,102   $ 31,693
Taxes other than income.....................................    13,351     26,201
Unearned revenue............................................    16,022     24,302
Customer deposits, advances and rebates.....................    25,015     23,520
Accrued interest............................................    16,597     16,291
Legal and environmental.....................................     7,720     12,377
Restructuring and exit......................................    11,071      3,687
Other, individually less than 5% of total...................    70,790     62,893
                                                              --------   --------
                                                              $201,668   $200,964
                                                              ========   ========

6.  GOODWILL AND OTHER INTANGIBLE ASSETS

     As of January 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets." In accordance with the guidelines of this accounting principle, goodwill and indefinite-lived intangible assets are no longer amortized but will be assessed for impairment on at least an annual basis. As an initial step in the implementation process, the Company identified 41 reporting units that would be tested for impairment. In the Industries, Diversified, and Resources market segments the "stand-alone" operating companies were identified as "reporting units." These entities qualify as reporting units in that they are one level below an operating segment, discrete financial information exists for each entity and the segment executive management group directly reviews these units. In the Technologies segment, three reporting groups were identified, Marking (consisting of one stand-alone operating company), Circuit Board Assembly and Test or "CBAT" and Specialty Electronic Components or "SEC."

     As required under the transitional accounting provisions of SFAS No. 142, the Company completed both steps required to identify and measure goodwill impairment at each of the reporting units as of January 1, 2002. The first step involved identifying all reporting units with carrying values (including goodwill) in excess of fair value, which was estimated using the present value of future cash flows. The identified reporting units from the first step were then measured for impairment by comparing the implied fair value of the reporting unit goodwill, determined in the same manner as in a business combination, with the carrying amount of the goodwill. As a result of these procedures, goodwill was reduced by $345.1 million and a net after tax charge of $293.0 million was recognized as a cumulative effect of a change in accounting principle in the first quarter of 2002. Five stand-alone operating companies or reporting units accounted for over 90% of the total impairment -- Triton and Somero from the Industries segment, Crenlo and Mark Andy from the Diversified

                               DOVER CORPORATION
segment, and Wilden from the Resources segment. Various factors impacted the identification and amounts of impairment recognized at the reporting units. These included the current market conditions in terms of size and new product opportunities, current and/or future operating margins and future growth potential relative to expectations when acquired. Of the total goodwill reduction, $148.0 million was from the Diversified segment, $127.5 million was from the Industries Segment and $69.6 million was from the Resources segment. Additionally, the Company completed its reassessment of recognized intangible assets, including trademarks, and adjusted the remaining amortization lives of certain intangibles based on relevant factors.

     The Company has elected to annually test for goodwill impairment in the fourth quarter of its fiscal year, or when there is a significant change in circumstance. The Company, subsequent to the adoption of SFAS No. 142, has tested the identified reporting units in the fourth quarter of 2004 and 2003, respectively, and has determined that there has been no additional goodwill impairment.

     The changes in the carrying value of goodwill by market segment through the year ended December 31, 2004 are as follows:

                                       DIVERSIFIED   INDUSTRIES   RESOURCES   TECHNOLOGIES     TOTAL
                                       -----------   ----------   ---------   ------------   ----------
                                                                (IN THOUSANDS)
Balance as of December 31, 2002......   $398,308      $368,930    $322,941      $537,686     $1,627,865
                                        --------      --------    --------      --------     ----------
  Goodwill from acquisitions.........         --         2,914     180,352         1,634        184,900
  Other (primarily currency
     translation)....................      4,661         4,780       6,588        15,907         31,936
                                        --------      --------    --------      --------     ----------
Balance as of December 31, 2003......   $402,969      $376,624    $509,881      $555,227     $1,844,701
                                        ========      ========    ========      ========     ==========
  Goodwill from acquisitions.........         --            --     132,757       145,896        278,653
  Other (primarily currency
     translation)....................      4,370         1,962       2,608        17,486         26,426
                                        --------      --------    --------      --------     ----------
Balance as of December 31, 2004......   $407,339      $378,586    $645,246      $718,609     $2,149,780
                                        ========      ========    ========      ========     ==========

     The following table provides the gross carrying value and accumulated amortization for each major class of intangible assets:

                                      DECEMBER 31, 2004                              DECEMBER 31, 2003
                                -----------------------------                  -----------------------------
                                GROSS CARRYING   ACCUMULATED                   GROSS CARRYING   ACCUMULATED
                                    AMOUNT       AMORTIZATION   AVERAGE LIFE       AMOUNT       AMORTIZATION
                                --------------   ------------   ------------   --------------   ------------
                                       (IN THOUSANDS)                                 (IN THOUSANDS)
Trademarks....................     $ 30,960        $ 11,508          29           $ 22,870        $  9,807
Patents.......................       98,193          62,199          13             97,015          54,161
Customer intangibles..........      150,784          15,219           9             61,783           6,284
Unpatented technologies.......      127,428          28,521           9             68,141          21,561
Non-compete agreements........        9,395           7,853           5              8,875           6,483
Drawings and manuals..........        5,989           2,722           5              6,177           2,237
Distributor relationships.....       38,300           1,915          25             38,300             383
Other.........................       14,450           5,944          14              6,564           3,844
                                   --------        --------          --           --------        --------
  Total amortizable intangible
     assets...................     $475,499        $135,881          12           $309,725        $104,761
                                   --------        --------                       --------        --------
Pension other*................       40,819              --                         25,760              --
  Total indefinite-lived
     trademarks...............      148,840              --                        144,363              --
                                   --------        --------                       --------        --------
Total.........................     $665,158        $135,881                       $479,848        $104,761
                                   ========        ========                       ========        ========

---------------

* Intangible asset balance minimum pension liability requirements related to the Company's Supplemental Executive Retirement Plan Liability.

                               DOVER CORPORATION

     The total intangible amortization expense for the twelve months ended December 31, 2004, 2003 and 2002 was $29.4 million, $18.2 million, and $17.8 million, respectively. The estimated amortization expense, based on current intangible balances, for the next five fiscal years beginning January 1, 2005 is as follows:

                                                              (IN THOUSANDS)
2005........................................................     $25,416
2006........................................................     $24,224
2007........................................................     $23,439
2008........................................................     $21,577
2009........................................................     $20,023

7.  DISCONTINUED OPERATIONS

     In August of 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which was effective for fiscal years beginning after December 15, 2001. SFAS No. 144 establishes accounting and reporting standards for the impairment and disposal of long-lived assets and discontinued operations. The Company elected to adopt early SFAS No. 144 in 2001. The application of this statement results in the classification, and separate financial presentation, of certain entities as discontinued operations, which are not included in continuing operations. The earnings (loss) from discontinued operations include charges to reduce these businesses to estimated fair value less costs to sell. Fair value is determined by using quoted market prices, when available, or other accepted valuation techniques. All interim and full-year reporting periods have been restated to reflect the discontinued operations discussed below.

     The Company's executive management performs periodic reviews at all of its operating companies to assess their profitability and growth prospects under its ownership based on many factors including end market conditions, financial viability and their long-term strategic plans. Based upon these reviews, management from time to time has concluded that some businesses had limited growth prospects under its ownership due to relevant domestic and international market conditions, or ongoing financial viability, or did not align with management's long-term strategic plans.

     During 2004, the Company discontinued and sold one business in the Technologies segment in the first quarter of 2004 and sold five businesses that had been discontinued in 2003. In 2004, all six businesses were disposed of or liquidated for a net after tax gain of $2.4 million. As of the end of the year, there were no remaining entities held for sale in discontinued operations.

     During 2003, the Company discontinued five businesses, three in the Diversified segment and one business in each of the Industries and Resources segments, all of which were identified as held for sale as of December 31, 2003. In aggregate these businesses were not material to the Company's results.

     During 2002, the Company discontinued seven businesses, four in the Technologies segment and three in the Resources segment. In 2002, two of these businesses, one from each of Technologies and Resources were sold for a net after tax loss of $4.5 million. The five remaining businesses were classified as held for sale as of

                               DOVER CORPORATION

December 31, 2002. In 2003, the five businesses were disposed of or liquidated for a net after tax gain of $4.9 million.

                       RESULTS OF DISCONTINUED OPERATIONS

                                                         2004       2003       2002
                                                        -------   --------   --------
                                                               (IN THOUSANDS)
Net Sales.............................................  $85,093   $146,108   $197,397
Operating earnings (loss).............................    2,546      6,949    (10,798)
Earnings (losses) from discontinued operations, net of
  taxes...............................................    1,221     (6,776)   (35,217)
Gain (losses) on sales of discontinued operations, net
  of taxes............................................    2,394     14,487       (841)
                                                        -------   --------   --------
Operating earnings (loss).............................  $ 3,615   $  7,711   $(36,058)
                                                        =======   ========   ========

     Charges to reduce these discontinued businesses to their estimated fair values have been recorded in losses from discontinued operations net of tax. For the years ended December 31, 2003 and 2002, pre-tax charges were recorded to write-off goodwill of $17.3 million and $31.6 million and other long-lived asset impairments and other charges of $0.2 million and $12.3 million, respectively. In 2004, no such charges to write-off goodwill or impairments to long-lived assets were recorded.

     During 2003, in connection with the completion of a federal income tax audit and commercial resolution of other issues, the Company adjusted certain reserves established in connection with the sales of previously discontinued operations and recorded a gain on the sales of discontinued operations net of tax of $16.6 million, and additional tax benefits of $5.1 million related to losses previously incurred on sales of businesses. These amounts were offset by charges of $13.6 million, net of tax, to reduce discontinued businesses to their estimated fair value, and a loss on the sale of discontinued operations net of tax of $6.0 million related to contingent liabilities from previously discontinued operations. Total losses from discontinued operations in 2002 were primarily related to charges to reduce discontinued businesses to their estimated fair value.

     The major classes of discontinued assets and liabilities included in the Consolidated Balance Sheets are as follows:

                                                               2004       2003
                                                              -------   --------
                                                                (IN THOUSANDS)
Assets:
Current Assets..............................................  $ 3,214   $102,682
Non-Current Assets..........................................    7,607     61,457
                                                              -------   --------
  Total Assets of Discontinued Operations...................  $10,821   $164,139
                                                              =======   ========
Liabilities:
Current liabilities.........................................  $ 5,604   $ 62,706
Long-term liabilities.......................................   16,220   $ 11,180
                                                              -------   --------
  Total Liabilities of Discontinued Operations..............  $21,824   $ 73,886
                                                              =======   ========

     The assets primarily consist of residual property, plant and equipment and deferred tax assets. The liabilities relate to short and long-term reserves and contingencies related to businesses previously sold.

8.  RESTRUCTURING AND INVENTORY CHARGES

     During 2002, the Company's segments and operating companies initiated a variety of restructuring programs. These restructuring programs focused on reducing the overall cost structure primarily through

                               DOVER CORPORATION
reductions in headcount and through the disposition or closure of certain non-strategic or redundant product lines and manufacturing facilities. Restructuring charges consist of employee separation and facility exit costs. Restructuring charges for continuing operations were recorded as selling and administrative expenses. The employee separation programs for continuing operations involved approximately 3,700 employees, all of whom had been terminated as of December 31, 2003. The Company had completed the vast majority of restructuring programs undertaken in 2002 by the end of 2003. The remaining exit reserves relate to future lease obligations for facilities that were closed. These costs will be paid over the remaining term of each lease.

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

     The restructuring in Technologies took place in the CBAT and SEC groups, in response to the significant declines in the end-markets served by these operations. CBAT recorded $6.6 million for employee separation and $11.2 million for exit activities. The majority of the severance and exit costs were incurred at Universal, Everett Charles and DEK. The facility exit costs consist of lease terminations and idle equipment impairments. SEC recorded $2.5 million for employee separation and $3.6 million for facility exit activities. A majority of these costs were incurred at Quadrant and Novacap.

     Industries recorded restructuring charges of $3.7 million, of which $2.1 million was incurred to exit an under-performing product line at Tipper Tie. The remaining $1.6 million was for employee separation and other exit costs. Diversified recorded $1.1 million of restructuring charges to rationalize its SWF business, of which $0.8 million was for severance.

     The Company recorded pre-tax restructuring charges by business segment for the year ended December 31, as follows:

                                                                   2002
                                                              --------------
                                                              (IN THOUSANDS)
Diversified.................................................     $ 1,128
Industries..................................................       3,724
Resources...................................................          --
Technologies................................................      23,886
                                                                 -------
Total.......................................................     $28,738
                                                                 =======

     The $1.6 million ending balance in exit costs as of December 31, 2004 represents lease obligations at the Technologies Segment. A reconciliation of restructuring provisions is as follows:

                                                         SEVERANCE    EXIT      TOTAL
                                                         ---------   -------   --------
                                                                 (IN THOUSANDS)
Ending balance as of December 31, 2002.................   $ 6,219    $ 9,142   $ 15,361
Benefits and exit costs paid/write downs...............    (6,219)    (5,455)   (11,674)
                                                          -------    -------   --------
Ending balance as of December 31, 2003.................   $    --    $ 3,687   $  3,687
                                                          -------    -------   --------
Benefits and exit costs paid/write downs...............        --      2,063      2,063
Ending balance as of December 31, 2004.................   $    --    $ 1,624   $  1,624
                                                          =======    =======   ========

                               DOVER CORPORATION

     Due to significant declines in the demand for certain products, special inventory reserves were established in 2002. The following table details the utilization of these reserves by segment through December 31, 2003:

                                            TECHNOLOGIES   DIVERSIFIED   RESOURCES    TOTAL
                                            ------------   -----------   ---------   --------
                                                             (IN THOUSANDS)
  Disposed of through December 31, 2002...     (25,845)      (14,377)      (2,500)    (42,722)
  Sold through December 31, 2002..........      (6,444)           --           --      (6,444)
  Discontinued Operations.................      (2,997)           --         (913)     (3,910)
                                              --------      --------      -------    --------
Ending balance as of December 31, 2002....    $ 15,612      $     --      $    --    $ 15,612
  Disposed of through December 31, 2003...     (14,289)           --           --     (14,289)
  Sold through December 31, 2003..........      (1,323)           --           --      (1,323)
                                              --------      --------      -------    --------
Ending balance as of December 31, 2003....    $     --      $     --      $    --    $     --
                                              ========      ========      =======    ========

     The inventory sold through December 31, 2003 and 2002 has generated pretax profits of approximately $0.05 million and $1.2 million, respectively.

9.  LINES OF CREDIT AND DEBT

     On September 8, 2004, the Company entered into a $600 million five-year unsecured revolving credit facility with a syndicate of fifteen banks. The Credit Agreement replaced an existing 364-day credit facility and a 3-year credit facility in the same aggregate principal amount and on substantially the same terms and is intended to be used primarily as liquidity back-up for the Company's commercial paper program. As described above, the Credit Agreement has a five-year term, whereas the prior facilities had respective terms of 364 days and three years and would otherwise have expired in October 2004 and October 2005, respectively. The Company has not drawn down any loan under the Credit Agreement, and does not anticipate doing so, and as of December 31, 2004, had commercial paper outstanding in the principal amount of $65 million.

     At the Company's election, loans under the Credit Agreement will bear interest at a Eurodollar or alternative currency rate based on LIBOR, plus an applicable margin ranging from 0.19% to 0.60% (subject to adjustment based on the rating accorded the Company's senior unsecured debt by S&P and Moody's), or at a base rate pursuant to a formula defined in the Credit Agreement. In addition, the Company will pay a facility fee and a utilization fee in certain circumstances as described in the Credit Agreement. The Credit Agreement imposes various restrictions on the Company that are substantially identical to those in the replaced facilities. Among other things, the Credit Agreement generally requires the Company to maintain an interest coverage ratio of EBITDA to consolidated net interest expense of not less than 3.5 to 1. The Company is and has been in compliance with this covenant and the ratio was 12.6 to 1 as of December 31, 2004, and 9.4 to 1 as of December 31, 2003.

     The Company established a Canadian Credit Facility in November of 2002 with the Bank of Nova Scotia. Under the terms of this Credit Agreement, the Company has a Canadian (CAD) $30 million bank credit availability and has the option to borrow in either Canadian Dollars or U.S. Dollars (USD). The outstanding borrowings at year-end under this facility were approximately $21 million (CAD) in 2004 and $17 million denominated in USD in 2003. The covenants and interest rates under this facility match those of the primary $600 million revolving credit facility. The Canadian Credit Facility was renewed for an additional year prior to its expiration date of November 25, 2004, and now expires on November 22, 2005. The Company intends to replace the Canadian Credit Facility on or before its expiration date. The primary purpose of this agreement is to facilitate borrowings in Canada for efficient cash and tax planning.

     Notes payable shown on the consolidated balance sheets for 2004 principally represented commercial paper issued in the U.S. with those shown for 2003 primarily representing short-term borrowings at a foreign

                               DOVER CORPORATION
subsidiary. The weighted average interest for short-term borrowings for the years 2004 and 2003 was 1.3% and 1.1% respectively.

     Dover's long-term debt instruments had a book value of $1,005.7 million on December 31, 2004 and a fair value of approximately $1,093.0 million. On December 31, 2003, the Company's long-term debt instruments had a book value of $1,007.2 million and a fair value of approximately $1,103.0 million.

     A summary of the Company's long-term debt for years ended December 31:

A SUMMARY OF LONG-TERM DEBT IS AS FOLLOWS AT DECEMBER 31,        2004         2003
---------------------------------------------------------     ----------   ----------
                                                                  (IN THOUSANDS)
6.45% Notes due Nov. 15, 2005 (less unamortized discount of
  $178) with an effective interest rate of 5.09%............  $  249,873   $  249,822
6.25% Notes due June 1, 2008 (less unamortized discount of
  $61) with an effective interest rate of 5.19%.............     149,946      149,939
6.50% Notes due Feb. 15, 2011 (less unamortized discount of
  $485) with an effective interest rate of 6.52%............     399,560      399,516
6.65% Debentures due June 1, 2028 (less unamortized discount
  of $828) with an effective interest rate of 6.68%.........     199,181      199,171
Other.......................................................       7,180        8,731
                                                              ----------   ----------
Total long-term debt........................................  $1,005,740   $1,007,179
Less current installments...................................     252,677        3,264
                                                              ----------   ----------
Long-term debt excluding current installments...............  $  753,063   $1,003,915
                                                              ==========   ==========

     Annual repayments of long-term debt are scheduled as follows:

                                                              (IN THOUSANDS)
2005........................................................    $  252,677
2006........................................................         1,621
2007........................................................           463
2008........................................................       150,806
2009........................................................            --
Thereafter..................................................       600,173
                                                                ----------
Total Long Term Debt........................................    $1,005,740
                                                                ==========

     The Company may, from time to time, enter into interest rate swap agreements to manage its exposure to interest rate changes. Interest rate swaps are agreements to exchange fixed and variable rate payments based on notional principal amounts. As of December 31, 2004, the Company had three interest rate swaps outstanding for a total notional amount of $150.0 million, designated as fair value hedges of the $150.0 million 6.25% Notes due on June 1, 2008, to exchange fixed-rate interest for variable-rate interest. There was no hedge ineffectiveness as of December 31, 2004, and the aggregate fair value of these interest rate swaps of $0.7 million determined through market quotation was reported in other assets and long-term debt. During the first quarter of 2004, Dover terminated an interest rate swap with a notional amount of $50.0 million for an immaterial gain, which is being recognized over the remaining term of the debt issuance. This interest rate swap was designated as a fair value hedge of the 6.25% Notes due June 1, 2008. During the second quarter of 2004, Dover entered into an interest rate swap with a notional amount of $50.0 million at more favorable rates to replace the interest rate swap terminated during the first quarter. This interest rate swap is designated as a fair value hedge of the 6.25% Notes due June 1, 2008. The swap is designated in a foreign currency and exchanges fixed-rate interest for variable-rate interest, which also hedges a portion of the Company's net

                               DOVER CORPORATION
investment in foreign operations. Subsequent to December 31, 2004, one interest rate swap with a notional amount of $50.0 million was terminated with no material impact to the Company.

10.  STOCK OPTION AND PERFORMANCE INCENTIVE PROGRAM

     On April 25, 1995, the stockholders approved the 1995 Incentive Stock Option and 1995 Cash Performance Program (the "1995 Plan") to replace the 1984 Incentive Stock Option and 1984 Cash Performance Program, which expired on January 30, 1995. Under the 1995 Plan, a maximum aggregate of 20 million shares was reserved for grants to key personnel until January 30, 2005. The option price could not be less than the fair market value of the stock at the time the options were granted. The period during which these options were exercisable was fixed by the Company's Compensation Committee at the time of grant, but could not commence sooner than three years after the date of grant and could not exceed ten years from the date of grant.

     On April 20, 2004, the stockholders approved the Dover Corporation 2005 Equity and Cash Incentive Plan (the "2005 Plan") to replace the 1995 Plan, which expired on January 30, 2005. Under the 2005 Plan, a maximum aggregate of 20 million shares is reserved for grants (non-qualified and incentive stock options and restricted stock) to key personnel between February 1, 2005 and January 31, 2015, provided that no incentive stock options shall be granted under the plan after February 11, 2014. The option price may not be less than the fair market value of the stock at the time the options are granted. The period during which these options are exercisable is fixed by the Company's Compensation Committee at the time of grant, but may not commence sooner than three years after the date of grant and may not exceed ten years from the date of grant.

     Transactions in stock options (all of which are non-qualified and cliff vest three years after grant) under these plans are summarized as follows:

                                                 SHARES UNDER   EXERCISE PRICE    WEIGHTED
                                                    OPTION           RANGE        AVERAGE
                                                 ------------   ---------------   --------
Outstanding at January 1, 2002.................    7,404,269    $ 9.67 - $43.00    $30.68
  Granted......................................    2,139,792    $27.00 - $38.00    $37.92
  Exercised....................................     (380,674)   $ 9.67 - $35.00    $16.85
  Canceled.....................................     (331,004)   $29.00 - $43.00    $39.38
                                                  ----------    ---------------    ------
Outstanding at December 31, 2002...............    8,832,383    $ 9.67 - $43.00    $32.71
                                                  ==========    ===============    ======
Exercisable at December 31, 2002 through
  February 4, 2009.............................    4,218,919    $11.40 - $35.00    $25.52
                                                  ==========    ===============    ======
Outstanding at January 1, 2003.................    8,832,383    $ 9.67 - $43.00    $32.71
  Granted......................................    3,521,210    $24.50 - $40.00    $24.58
  Exercised....................................     (607,358)   $11.40 - $35.00    $17.87
  Canceled.....................................     (363,153)   $ 9.67 - $43.00    $32.55
                                                  ----------    ---------------    ------
Outstanding at December 31, 2003...............   11,383,082    $14.22 - $43.00    $30.99
                                                  ==========    ===============    ======

                               DOVER CORPORATION

                                                 SHARES UNDER   EXERCISE PRICE    WEIGHTED
                                                    OPTION           RANGE        AVERAGE
                                                 ------------   ---------------   --------
Exercisable at December 31, 2003 through
  February 10, 2010............................    4,408,104    $14.22 - $39.00    $29.07
                                                  ==========    ===============    ======
Outstanding at January 1, 2004.................   11,383,082    $14.22 - $43.00    $30.99
  Granted......................................    2,248,801    $38.50 - $41.25    $41.25
  Exercised....................................     (697,974)   $14.22 - $41.00    $19.50
  Canceled.....................................     (319,165)   $24.50 - $41.25    $31.68
                                                  ----------    ---------------    ------
Outstanding at December 31, 2004...............   12,614,744    $14.22 - $43.00    $33.98
                                                  ==========    ===============    ======
Exercisable at December 31, 2004 through:
  February 2, 2005.............................      202,548                       $14.22
  February 8, 2006.............................      411,266                       $23.53
  February 6, 2007.............................      528,644                       $24.72
  February 5, 2008.............................      692,761                       $35.00
  February 4, 2009.............................    1,082,022                       $31.00
  February 10, 2010............................      802,069                       $39.00
  February 8, 2011.............................    1,666,945                       $41.00
                                                  ----------    ---------------    ------
Total..........................................    5,386,255    $14.22 - $43.00    $33.98
                                                  ==========    ===============    ======

                                        OPTIONS OUTSTANDING                               OPTIONS EXERCISABLE
                          -----------------------------------------------   -----------------------------------------------
                                                         WEIGHTED AVERAGE                                  WEIGHTED AVERAGE
                                      WEIGHTED AVERAGE    REMAINING LIFE                WEIGHTED AVERAGE    REMAINING LIFE
RANGE OF EXERCISE PRICES   NUMBER      EXERCISE PRICE        IN YEARS        NUMBER      EXERCISE PRICE        IN YEARS
------------------------  ---------   ----------------   ----------------   ---------   ----------------   ----------------
$14.22-$24.72...........  4,311,212        23.95               6.34         1,142,458        22.43               1.39
$27.00-$35.00...........  1,816,127        32.49               3.80         1,780,083        32.56               3.72
$35.75-$43.00...........  6,487,405        39.99               7.29         2,463,714        40.35               5.78

     The Company also has a restricted stock program (as part of the 1995 Plan and the 2005 Plan), under which common stock of the Company may be granted at no cost to certain officers and key employees. In general, restrictions limit the sale or transfer of these shares during a two or three year period, and restrictions lapse proportionately over the two or three year period. Restricted shares granted in 2004, 2003 and 2002 were 10,000, 6,000, and zero, respectively.

     In addition, the Company has a stock compensation plan under which non-employee directors are granted shares of Dover's common stock each year as their primary compensation for serving as directors. During 2004, the Company issued an aggregate of 9,120 shares of its common stock to its eight outside directors (after withholding an aggregate of 3,904 additional shares to satisfy tax obligations), as partial compensation for serving as directors of the Company during 2004. During 2003, the Company issued an aggregate of 8,750 shares of its common stock to its seven U.S. resident outside directors (after withholding an aggregate of 3,752 additional shares to satisfy tax obligations), and the Company issued an aggregate of 1,786 shares of its common stock to its non-U.S. resident outside director who was not subject to U.S. withholding tax, as partial compensation for serving as directors of the Company during 2003.

                               DOVER CORPORATION

11.  TAXES ON INCOME

     Total income taxes for the years ended December 31, 2004, 2003 and 2002 were allocated as follows:

                                                           2004      2003      2002
                                                         --------   -------   -------
                                                                (IN THOUSANDS)
Taxes on income from continuing operations.............  $143,006   $86,676   $55,523
Stockholders' equity, for compensation expense for tax
  purposes in excess of amounts recognized for
  financial reporting purposes.........................    (4,959)   (3,513)   (2,597)
                                                         --------   -------   -------
                                                         $138,047   $83,163   $52,926
                                                         ========   =======   =======

     Income tax expense (benefit) is made up of the following components:

                                                           2004      2003      2002
                                                         --------   -------   -------
                                                                (IN THOUSANDS)
Current:
  U.S. Federal.........................................  $ 87,849   $ 3,572   $ 5,648
  State and local......................................     3,592     3,397       327
  Foreign..............................................    46,680    32,005    28,486
                                                         --------   -------   -------
Total current -- continuing............................  $138,121   $38,974   $34,461
                                                         --------   -------   -------
Deferred:
  U.S. Federal.........................................  $  6,462   $48,583   $19,487
  State and local......................................     2,394     1,422     2,199
  Foreign..............................................    (3,971)   (2,303)     (624)
                                                         --------   -------   -------
Total deferred -- continuing...........................     4,885    47,702    21,062
                                                         --------   -------   -------
Total expense -- continuing............................  $143,006   $86,676   $55,523
                                                         ========   =======   =======

     Income taxes have been based on the following components of earnings before taxes on continuing income:

                                                         2004       2003       2002
                                                       --------   --------   --------
                                                               (IN THOUSANDS)
Domestic.............................................  $353,515   $241,512   $202,504
Foreign..............................................   198,631    130,380     60,865
                                                       --------   --------   --------
                                                       $552,146   $371,892   $263,369
                                                       ========   ========   ========

                               DOVER CORPORATION

     The reasons for the difference between the effective rate and the U.S. Federal income statutory rate of 35% are as follows:

                                                              2004   2003   2002
                                                              ----   ----   ----
U.S. Federal income tax rate................................  35.0%  35.0%  35.0%
State and local taxes, net of Federal income tax benefit....   0.8    1.9    0.6
Foreign operations tax effect...............................  (4.9)  (4.3)   3.5
                                                              ----   ----   ----
  Subtotal..................................................  30.9   32.6   39.1
R&E tax credits.............................................  (1.0)  (1.3)  (2.5)
Foreign export program benefits.............................  (2.8)  (3.0)  (4.3)
Foreign tax credits.........................................  (0.1)   0.0   (1.1)
Branch losses...............................................  (0.8)  (1.5)  (2.3)
Other, reflecting settlement of tax contingencies...........  (0.7)  (3.4)    --
Other, principally non-tax deductible items.................   0.4    0.4    0.8
                                                              ----   ----   ----
Effective rate before reorganizations.......................  25.9   23.8   29.7
Reorganization of entities and other........................    --   (0.5)  (8.6)
                                                              ----   ----   ----
  Effective rate from continuing operations.................  25.9%  23.3%  21.1%
                                                              ====   ====   ====

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31 of each year are as follows:

                                                                2004        2003
                                                              ---------   ---------
                                                                 (IN THOUSANDS)
DEFERRED TAX ASSETS:
Accrued insurance...........................................  $  10,168   $   4,885
Accrued compensation, principally postretirement benefits,
  and other employee benefits...............................     60,331      42,922
Accrued expenses, principally for disposition of businesses,
  interest and warranty.....................................     18,535      19,334
Long-term liabilities principally warranty, environmental
  and exit costs............................................      9,562      12,038
Inventories, principally due to reserves for financial
  reporting purposes and capitalization for tax purposes....     25,012      23,977
Net operating loss carryforwards............................     46,450      50,845
Accounts receivable, principally due to allowance for
  doubtful accounts.........................................      8,013       7,083
Other assets................................................      4,581       3,809
                                                              ---------   ---------
Total gross deferred tax assets.............................    182,652     164,893
                                                              ---------   ---------
Valuation allowance.........................................    (44,343)    (50,845)
                                                              ---------   ---------
Total deferred tax assets...................................  $ 138,309   $ 114,048
                                                              =========   =========

                               DOVER CORPORATION

                                                                2004        2003
                                                              ---------   ---------
                                                                 (IN THOUSANDS)
DEFERRED TAX LIABILITIES:
Accounts receivable.........................................  $ (25,734)  $ (20,355)
Plant and equipment, principally due to differences in
  depreciation..............................................    (28,389)    (22,562)
Intangible assets, principally due to different tax and
  financial reporting bases and amortization lives..........   (284,167)   (211,222)
Prepaid pension assets......................................    (48,409)    (48,321)
Other liabilities...........................................       (440)       (947)
                                                              ---------   ---------
Total gross deferred tax liabilities........................   (387,139)   (303,407)
                                                              ---------   ---------
Net deferred tax liability..................................   (248,830)   (189,359)
                                                              ---------   ---------
Net current deferred tax asset..............................     47,634      44,547
                                                              ---------   ---------
Net non-current deferred tax liability......................  $(296,464)  $(233,906)
                                                              =========   =========

     The Company has loss carryovers for federal and foreign purposes as of December 31, 2004, of $50.8 million and $243.7 million, respectively, and as of December 31, 2003, of $24.0 and $289.4 million, respectively. The Company expects to utilize all of the $50.8 million federal loss in the 2001 carry back period. The entire balance of the foreign losses is available to be carried forward, with $49.1 million of these beginning to expire during the years 2005 through 2013. The remaining $194.6 million of such losses can be carried forward indefinitely. The Company maintains a partial valuation allowance to reduce the deferred tax assets related to these carry forwards, as utilization of these losses is not assured.

     The Company has not provided for U.S. federal income taxes or tax benefits on the undistributed earnings of its international subsidiaries because such earnings are reinvested and it is currently intended that they will continue to be reinvested indefinitely. At December 31, 2004 and 2003, the Company has not provided federal income taxes on earnings of approximately $324.0 million and $223.2 million, respectively, from its international subsidiaries.

     On October 22, 2004, the President signed the American Jobs Creation Act of 2004 (the "Act"). The Act creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85 percent dividends received deduction for certain dividends from controlled foreign corporations. The deduction is subject to a number of limitations and, as of today, uncertainty remains as to how to interpret numerous provisions in the Act. Therefore, the Company is not yet in a position to decide whether, and to what extent, it might repatriate foreign earnings that have not yet been remitted to the U.S. Based on the Company's analysis to date, however, it is reasonably possible that the Company may repatriate some amount between zero and $176.0 million, with the respective tax liability ranging from zero to $7.8 million. The Company expects to be in a position to finalize its assessment by the third quarter of 2005.

     Dover is continuously undergoing examination of its federal income tax returns by the Internal Revenue Service (the "IRS"). The Company and the IRS have settled tax years through 1995. The Company expects to resolve open years (1996-2000) in the near future, all within the amounts paid and/or reserved for these liabilities. The IRS is currently examining the Company's 2001 and 2002 federal income tax returns. Additionally, the Company is routinely involved in state and local income tax audits, and on occasion, foreign jurisdiction tax audits.

12.  COMMITMENTS AND CONTINGENT LIABILITIES

     A few of the Company's subsidiaries are involved in legal proceedings relating to the cleanup of waste disposal sites identified under Federal and State statutes which provide for the allocation of such costs among

                               DOVER CORPORATION

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

     The Company and certain of its subsidiaries are also parties to a number of other legal proceedings incidental to their businesses. These proceedings primarily involve claims by private parties alleging injury arising out of use of the Company's products, exposure to hazardous substances or patent infringement, litigation and administrative proceedings involving employment matters, and commercial disputes. Management and legal counsel periodically review the probable outcome of such proceedings, the costs and expenses reasonably expected to be incurred, the availability and extent of insurance coverage, and established reserves. While it is not possible at this time to predict the outcome of these legal actions or any need for additional reserves, in the opinion of management, based on these reviews, it is remote that the disposition of the lawsuits and the other matters mentioned above will have a material adverse effect on the financial position, results of operations, cash flows or competitive position of the Company.

     The Company leases certain facilities and equipment under operating leases, many of which contain renewal options. Total rental expense, net of insignificant sublease rental income, on all operating leases was $45.7 million, $44.7 million and $43.5 million, for 2004, 2003, and 2002, respectively. Contingent rentals under the operating leases were not significant.

     A summary of the Company's undiscounted long-term debt, commitments and obligations as of December 31, 2004, and the years when these obligations become due is as follows:

                          TOTAL        2005      2006      2007       2008     THEREAFTER
                        ----------   --------   -------   -------   --------   ----------
                                                 (IN THOUSANDS)
Long-term debt........  $1,005,740   $252,677   $ 1,621   $   463   $150,806    $600,173
Rental commitments....     147,437     36,475    28,715    22,872     14,270      45,105
Purchase
  Obligations.........      82,858     80,276     1,779       784         19          --
Capital Leases........       8,031      3,546     2,619       677        131       1,058
Other Long-Term
  Obligations.........       4,844        762       738       364        360       2,620
                        ----------   --------   -------   -------   --------    --------
Total obligations.....  $1,248,910   $373,736   $35,472   $25,160   $165,586    $648,956
                        ==========   ========   =======   =======   ========    ========

     LONG-TERM DEBT -- Long-term debt with a book value of $1,005.7 million had a fair value of approximately $1,093.0 million on December 31, 2004.

     RENTAL COMMITMENTS -- Minimum future rental commitments under operating leases having non-cancelable lease terms in excess of one year aggregate $147.4 million as of December 31, 2004 and are payable as shown in the obligation table.

     PURCHASE OBLIGATIONS -- The Company has non-cancelable, contractual obligations to purchase goods or services of $82.9 million as of December 31, 2004. The Technologies segment accounts for $65.1 million of this amount as of December 31, 2004.

     CAPITAL LEASES -- The Company leases machinery and equipment under terms which classify them as capital leases. Capital Lease Obligations for the Industries segment and Technologies segment were $6.1 million and $1.8 million, respectively, as of December 31, 2004.

                               DOVER CORPORATION

     Warranty program claims are provided for at the time of sale. Amounts provided for are based on historical costs and adjusted for new claims. A reconciliation of the warranty provision is as follows:

                                                                2004       2003
                                                              --------   --------
                                                                (IN THOUSANDS)
Balance at beginning of year................................  $ 36,235   $ 32,628
Provision for warranties....................................    31,038     25,565
Settlements made............................................   (23,405)   (22,693)
Other adjustments...........................................     2,960        735
                                                              --------   --------
Balance at end of year,.....................................  $ 46,828   $ 36,235
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

     The Company is responsible for overseeing the management of the investments of the defined benefit Plans' assets and otherwise ensuring that the Plans' investment programs are in compliance with ERISA, other relevant legislation, and related plan documents. Where relevant, the Company has retained several professional investment managers to manage the Plans' assets and implement the investment process. The investment managers, in implementing their investment processes, have the authority and responsibility to select appropriate investments in the asset classes specified by the terms of their applicable prospectus or investment manager agreements with the Plans.

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

     The Expected Return on Asset Assumption used for pension expense was developed through analysis of historical market returns, current market conditions, and the past experience of plan asset investments. Estimates of future market returns by asset category are lower than actual long-term historical returns in order to generate a conservative forecast. Overall, it is projected that the investment of Plan assets will achieve an 8.50% net return over time, from the asset allocation strategy.

     The Company also provides, through non-qualified plans, supplemental pension benefits in excess of qualified plan limits imposed by Federal tax law. These plans cover officers and certain key employees and generally serve to restore and/or enhance the combined pension amount to original benefit levels to what they would be absent such limits. These plans are funded from the general assets of the Company.

     Dover has reflected the merger of the Warn plan into the Dover Corporation Pension Plan, effective October 1, 2003. Dover chose to recognize this plan merger using purchase accounting, whereby the unfunded Pension Benefit Obligation ("PBO") as of the merger date was recognized as an accrued cost of $13.7 million. Subsequent to the valuation date of the defined benefit plan, Dover made an additional funding of $2.7 million

                               DOVER CORPORATION
related to Warn in the fourth quarter of 2003, which was not reflected in the funded status of the plan as of the measurement date of September 30, 2003.

     During 2003, two plan amendments created an increase in the benefit obligations of the Company's principal non-qualified supplemental pension benefit plan. A change in early retirement factors under the supplemental benefit plan allows for employees who are 62 and have 10 years of service with the Company to retire with unreduced benefits between the ages of 62 and 65. The second amendment provides partial prior service credit to executives who are hired at or after age 40 and are eligible to participate in this plan.

     The following table sets forth the components of the Company's net periodic(expense) benefit for 2004, 2003 and 2002.

                              DEFINED BENEFITS              SUPPLEMENTAL BENEFITS        POST-RETIREMENT BENEFITS
                       ------------------------------   -----------------------------   ---------------------------
                         2004       2003       2002       2004       2003      2002      2004      2003      2002
                       --------   --------   --------   --------   --------   -------   -------   -------   -------
                                                              (IN THOUSANDS)
Expected return on
  plan assets........  $ 27,509   $ 23,530   $ 22,564   $     --   $     --   $    --   $    --   $    --   $    --
Benefits earned
  during year........    (9,495)    (8,117)    (6,906)    (3,939)    (3,113)   (2,404)     (640)     (374)     (355)
Interest accrued on
  benefit
  obligation.........   (16,629)   (14,752)   (14,406)    (5,985)    (4,785)   (4,049)   (1,755)   (1,567)   (1,607)
Amortization
  Prior service
    cost.............    (1,126)      (982)      (879)    (3,766)    (3,080)   (2,300)     (338)       24        14
  Unrecognized
    actuarial gains
    (losses).........    (3,738)      (739)        --         (8)        (5)       --       (18)       46        86
  Transition.........     1,073      1,038        931         --         --        --        --        --        --
  Settlement and
    curtailment gain
    (loss)...........        --         --         --         --         --        --     1,019        --        55
                       --------   --------   --------   --------   --------   -------   -------   -------   -------
Net periodic
  (expense)
  benefit............  $ (2,406)  $    (22)  $  1,304   $(13,698)  $(10,983)  $(8,753)  $(1,732)  $(1,871)  $(1,807)
                       ========   ========   ========   ========   ========   =======   =======   =======   =======

     The assumptions used in determining the net periodic benefit (expense) above were as follows:

                                                                                  POST-RETIREMENT
                                     DEFINED BENEFITS    SUPPLEMENTAL BENEFITS        BENEFITS
                                    ------------------   ---------------------   ------------------
                                    2004   2003   2002   2004    2003    2002    2004   2003   2002
                                    ----   ----   ----   -----   -----   -----   ----   ----   ----
Weighted average discount rate....  6.00%  6.75%  7.25%  6.00%   6.75%   7.25%   6.00%  6.75%  7.25%
Average wage increase.............  4.00%  4.00%  4.00%  6.00%   6.75%   6.75%     --     --     --
Expected long-term rate of return
  on plan assets..................  8.50%  8.50%  9.00%    --      --      --      --     --     --
Ultimate medical trend rate.......    --     --     --     --      --      --    6.00%  6.00%  5.00%

                               DOVER CORPORATION

     The funded status and resulting prepaid pension cost of U.S. defined benefit plans (international defined benefit plans are not considered material) for 2004 and 2003 were as follows:

                                DEFINED BENEFITS     SUPPLEMENTAL BENEFITS    POST-RETIREMENT BENEFITS
                               -------------------   ----------------------   -------------------------
                                 2004       2003        2004        2003         2004          2003
                               --------   --------   ----------   ---------   -----------   -----------
                                                            (IN THOUSANDS)
CHANGE IN BENEFIT OBLIGATION
Benefit obligation at
  beginning of year..........  $275,803   $216,668   $  96,446    $ 54,707     $ 26,013      $ 24,080
Benefits earned during the
  year.......................     9,495      8,117       3,939       3,113          640           374
Interest cost................    16,629     14,752       5,985       4,785        1,756         1,567
Plan participants'
  contributions..............        --         --          --          --          175           209
Amendments...................       963      3,152      26,298      23,764       (1,524)          (81)
Actuarial loss (gain)........     5,141     25,296      (2,820)     12,257         (135)        2,407
Settlements and
  curtailments...............        --         --          --          --          (12)           --
Acquisitions.................        --     23,800          --          --           --            --
Divestitures.................    (2,855)        --          --          --           --            --
Benefits paid................   (23,301)   (15,982)     (6,289)     (2,179)      (2,203)       (2,543)
                               --------   --------   ---------    --------     --------      --------
Benefit obligation at end of
  year.......................   281,875    275,803     123,559      96,447       24,710        26,013
                               --------   --------   ---------    --------     --------      --------
CHANGE IN PLAN ASSETS
Fair value of plan assets at
  beginning of year..........   275,969    199,761          --          --           --            --
Actual return on plan
  assets.....................    38,593     36,310          --          --           --            --
Company contributions........     2,730     45,780       6,289       2,179        2,028         2,334
Employee contributions.......        --         --          --          --          175           209
Benefits paid................   (23,301)   (15,982)     (6,289)     (2,179)      (2,203)       (2,543)
Acquisitions.................        --     10,100          --          --           --            --
Divestitures.................    (2,531)        --          --          --           --            --
                               --------   --------   ---------    --------     --------      --------
Fair value of plan assets at
  end of year................   291,460    275,969          --          --           --            --
                               --------   --------   ---------    --------     --------      --------
Funded status................     9,585        166    (123,559)    (96,447)     (24,710)      (26,013)
Unrecognized actuarial (gain)
  loss.......................   116,627    133,239         112       5,893        1,412         1,577
Unrecognized prior service
  cost.......................     8,235      8,398      73,804      51,272       (1,042)         (198)
Unrecognized transition
  (gain).....................    (2,260)    (3,333)         --          --           --            --
Post Measurement Date
  Contributions..............        --         --         927          --           --            --
                               --------   --------   ---------    --------     --------      --------
Prepaid (accrued) benefit
  cost.......................  $132,187   $138,470   $ (48,716)   $(39,282)    $(24,340)     $(24,634)
                               ========   ========   =========    ========     ========      ========
ACCUMULATED BENEFIT
  OBLIGATION.................  $256,905   $249,848   $  87,425    $ 65,213
                               ========   ========   =========    ========

     Benefit payments increased in 2004 and are expected to increase further in 2005. These increases relate in part to benefits for key executives with significant years of service.

                               DOVER CORPORATION

     The assumptions used in determining the above were as follows:

                                                               SUPPLEMENTAL    POST-RETIREMENT
                                           DEFINED BENEFITS      BENEFITS         BENEFITS
                                           -----------------   -------------   ---------------
                                            2004      2003     2004    2003     2004     2003
                                           -------   -------   -----   -----   ------   ------
Weighted average discount rate...........   5.75%     6.00%    5.75%   6.00%    5.75%    6.00%
Average wage increase....................   4.00%     4.00%    6.00%   6.00%      --       --
Ultimate medical trend rate..............     --        --       --      --     5.50%    6.00%

     The actual and target weighted-average asset allocation for benefit plans were:

                                            DECEMBER   SEPTEMBER   SEPTEMBER    CURRENT
                                              2004       2004        2003       TARGET
                                            --------   ---------   ---------   ---------
Equity -- Domestic........................     33%         31%         64%     25% - 35%
Equity -- International...................     25%         24%         17%     20% - 25%
Fixed Income -- Domestic..................     35%         38%         12%     25% - 40%
Real Estate...............................      7%          7%          7%      5% - 10%
Other.....................................     --          --          --       0% - 10%
                                              ---         ---         ---
Total.....................................    100%        100%        100%
                                              ===         ===         ===

     Information about the expected 2005 employer contributions is as follows:

                                                                               SUPPLEMENTAL
                                                            DEFINED BENEFITS     BENEFITS
                                                            ----------------   ------------
                                                                    (IN THOUSANDS)
Contributions to be made to plan assets...................      $10,000               --
Contributions to be made to plan participants.............           --          $22,471

     Information about the expected future undiscounted benefit payments, which reflect expected future service, is as follows:

                                                                 SUPPLEMENTAL   POST RETIREMENT
                                              DEFINED BENEFITS     BENEFITS        BENEFITS
                                              ----------------   ------------   ---------------
                                                               (IN THOUSANDS)
2005........................................      $ 18,134         $22,471          $1,736
2006........................................        18,550          10,557           1,663
2007........................................        20,794           7,697           1,676
2008........................................        22,525          12,574           1,648
2009........................................        22,111          10,995           1,665
2010-2014...................................       123,645          55,110           8,368

     Pension cost for all defined contribution and defined benefit plans was $32.2 million for 2004, $21.2 million for 2003, and $21.5 million for 2002.

     For post-retirement benefit measurement purposes, a 12% annual rate of increase in the per capita cost of covered benefits (i.e., health care cost trend rates) was assumed for 2004; the rates were assumed to decrease gradually to 5.50% by the year 2012 and remain at that level thereafter. The health care cost trend rate assumption has a significant effect on the amounts reported. For example, increasing (decreasing) the assumed health care cost trend rates by one percentage point in each year would increase (decrease) the accumulated post-retirement benefit obligation as of December 31, 2004, by $1.4 million ($1.4 million) and the net post-retirement benefit cost for 2004 by approximately $0.1 million ($0.1 million).

                               DOVER CORPORATION

     In December 2003, the Medicare Prescription Drug Improvement and Modernization Act of 2003 was enacted. The Act established a prescription drug benefit under Medicare, and a federal subsidy to sponsors of retiree health care benefit plans that provide an equivalent benefit. The Company believes it will be entitled to a subsidy and has determined the effects of the Act were not a significant event, and accordingly, net periodic post-retirement benefit cost for 2004 does not reflect the effects of the Act. The benefit of the subsidy will be factored into the 2005 costs and obligations.

     The post-retirement benefit plans cover approximately 2,200 participants, approximately 650 of which are eligible for medical benefits. The plans are closed to new entrants.

14. INFORMATION ABOUT THE COMPANY'S OPERATIONS IN DIFFERENT SEGMENTS AND GEOGRAPHIC AREAS

     Selected information by geographic regions is presented below:

                                                  FOR THE YEARS ENDED DECEMBER 31,
                                   --------------------------------------------------------------
                                                 REVENUES                    LONG-LIVED ASSETS
                                   ------------------------------------   -----------------------
                                      2004         2003         2002         2004         2003
                                   ----------   ----------   ----------   ----------   ----------
United States....................  $3,021,354   $2,482,651   $2,492,014   $2,826,379   $2,511,251
Europe...........................   1,176,206      899,615      749,200      728,740      563,733
Other Americas...................     393,829      322,729      281,909       50,580       47,763
Total Asia.......................     788,980      631,754      445,968       25,525       22,706
Rest of the World................     107,743       76,547       84,502          187          279
                                   ----------   ----------   ----------   ----------   ----------
                                   $5,488,112   $4,413,296   $4,053,593   $3,631,411   $3,145,732
                                   ----------   ----------   ----------   ----------   ----------
U.S. Exports.....................  $1,088,613   $  890,813   $  798,806
                                   ----------   ----------   ----------

     Revenues are attributed to regions based on the location of the Company's customer, which in some instances is an intermediary and not necessarily the end-user. Long-lived assets are comprised of net property, plant and equipment; intangible assets and goodwill, net of amortization; and other assets and deferred charges.

     The Company's operating companies are based primarily in the United States of America and Europe. During 2004, as in prior years, the Company's businesses were divided into four reportable segments. Dover's businesses serve thousands of customers, none of which accounted for more than 10% of consolidated revenues. Accordingly, it is impracticable to provide revenues from external customers for each product and service sold by segment. Selected financial information by market segment follows on the next page:

                               DOVER CORPORATION

            SALES, OPERATING PROFIT AND OTHER DATA BY MARKET SEGMENT

                                                             FOR THE YEARS ENDED DECEMBER 31,
                                                           ------------------------------------
                                                              2004         2003         2002
                                                           ----------   ----------   ----------
                                                                      (IN THOUSANDS)
Sales to unaffiliated customers:
  Diversified............................................  $1,310,835   $1,168,256   $1,115,776
  Industries.............................................   1,221,178    1,039,930    1,034,714
  Resources..............................................   1,337,229      982,658      872,898
  Technologies...........................................   1,628,135    1,231,241    1,036,472
  Intramarket sales......................................      (9,265)      (8,789)      (6,267)
                                                           ----------   ----------   ----------
  Consolidated continuing sales..........................  $5,488,112   $4,413,296   $4,053,593
                                                           ----------   ----------   ----------
Operating profit:
  Diversified............................................  $  149,779   $  131,867   $  127,454
  Industries.............................................     138,359      121,200      137,547
  Resources..............................................     216,291      136,851      124,380
  Technologies...........................................     162,198       84,763      (30,339)
  Interest income, interest expense and general corporate
     expenses, net.......................................    (114,481)    (102,789)     (95,673)
                                                           ----------   ----------   ----------
  Consolidated continuing earnings before taxes on
     income..............................................  $  552,146   $  371,892   $  263,369
                                                           ----------   ----------   ----------
Operating profit margin (pretax):
  Diversified............................................        11.4%        11.3%        11.4%
  Industries.............................................        11.3         11.7         13.3
  Resources..............................................        16.2         13.9         14.2
  Technologies...........................................        10.0          6.9         (2.9)
                                                           ----------   ----------   ----------
  Consolidated continuing profit margin..................        10.1%         8.4%         6.5%
Total assets at December 31:
  Diversified............................................  $1,039,044   $  986,297   $  926,176
  Industries.............................................     962,218      937,944      882,597
  Resources..............................................   1,507,741    1,247,510      805,970
  Technologies...........................................   1,906,381    1,478,807    1,327,284
  Corporate (principally cash and equivalents and
     marketable securities)..............................     365,974      344,815      336,691
                                                           ----------   ----------   ----------
  Total continuing assets................................  $5,781,358   $4,995,373   $4,278,718
                                                           ----------   ----------   ----------
  Assets from discontinued operations....................      10,821      164,139      158,398
                                                           ----------   ----------   ----------
  Consolidated total.....................................  $5,792,179   $5,159,512   $4,437,116
                                                           ----------   ----------   ----------
Depreciation and amortization:
  Diversified............................................  $   35,928   $   37,270   $   36,466
  Industries.............................................      27,188       28,173       28,059
  Resources..............................................      45,884       34,911       36,027
  Technologies...........................................      50,757       49,931       55,076
  Corporate..............................................       1,088        1,024        1,318
                                                           ----------   ----------   ----------
  Consolidated continuing total..........................  $  160,845   $  151,309   $  156,946
                                                           ----------   ----------   ----------
Capital expenditures:
  Diversified............................................  $   24,699   $   24,473   $   23,914
  Industries.............................................      22,616       22,509       23,089
  Resources..............................................      27,453       16,372       16,067
  Technologies...........................................      32,346       31,496       32,944
  Corporate..............................................         320        1,550          403
                                                           ----------   ----------   ----------
  Consolidated continuing total..........................  $  107,434   $   96,400   $   96,417
                                                           ----------   ----------   ----------

                               DOVER CORPORATION

15.  QUARTERLY DATA (UNAUDITED)

                                                                                        PER SHARE(1)
                                               GROSS        CONTINUING        NET      ---------------
QUARTER                       NET SALES(1)   PROFIT(1)    NET EARNINGS(1)   EARNINGS   BASIC   DILUTED
-------                       ------------   ----------   ---------------   --------   -----   -------
                                              (IN THOUSANDS, EXCEPT PER SHARE FIGURES)
2004
FIRST.......................   $1,242,380    $  435,865      $ 83,809       $ 83,113   $0.41    $0.41
SECOND......................    1,380,360       483,741       109,667        112,264    0.54     0.53
THIRD.......................    1,444,196       494,608       116,858        120,264    0.58     0.58
FOURTH......................    1,421,176       480,150        98,806         97,114    0.48     0.48
                               ----------    ----------      --------       --------   -----    -----
                               $5,488,112    $1,894,364      $409,140       $412,755   $2.01    $2.00
                               ----------    ----------      --------       --------   -----    -----
2003
First.......................   $  998,373    $  347,618      $ 57,688       $ 59,470   $0.28    $0.28
Second......................    1,094,000       378,562        71,591         72,782    0.35     0.35
Third.......................    1,122,909       383,274        75,235         84,356    0.37     0.37
Fourth......................    1,198,014       410,968        80,702         76,319    0.41     0.40
                               ----------    ----------      --------       --------   -----    -----
                               $4,413,296    $1,520,422      $285,216       $292,927   $1.41    $1.40
                               ==========    ==========      ========       ========   =====    =====

     All quarterly and full-year periods have been restated to reflect certain operations that were discontinued. The quarterly data presented above will not agree to previously issued quarterly statements made as a result of this restatement.
---------------

(1) Represents results from continuing operations.

                               DOVER CORPORATION

                                  SCHEDULE II
                       VALUATION AND QUALIFYING ACCOUNTS
                   YEARS ENDED DECEMBER 31, 2004, 2003, 2002

                                      BALANCE AT     ACQ. BY    CHARGED TO                             BALANCE AT
                                     BEGINNING OF   PURCHASE     COST AND     ACCOUNTS     CREDIT TO    CLOSE OF
                                         YEAR       OR MERGER    EXPENSE     WRITTEN OFF    INCOME        YEAR
                                     ------------   ---------   ----------   -----------   ---------   ----------
Year Ended December 31, 2004
  Allowance for Doubtful
     Accounts......................    $31,998       $2,679      $ 7,869      $ (6,064)     $(3,725)    $32,757
Year Ended December 31, 2003
  Allowance for Doubtful
     Accounts......................    $30,174       $1,047      $ 8,705      $ (6,719)     $(1,209)    $31,998
Year Ended December 31, 2002
  Allowance for Doubtful
     Accounts......................    $33,652       $  123      $12,057      $(10,838)     $(4,820)    $30,174

                                                                             CHARGED,
                                                             BALANCE AT    (CREDITED) TO   BALANCE AT
                                                            BEGINNING OF     COST AND       CLOSE OF
                                                                YEAR          EXPENSE         YEAR
                                                            ------------   -------------   ----------
Year Ended December 31, 2004
  Lifo Reserve............................................    $29,642         $12,304       $41,946
Year Ended December 31, 2003
  Lifo Reserve............................................    $30,407         $  (765)      $29,642
Year Ended December 31, 2002
  Lifo Reserve............................................    $29,372         $ 1,035       $30,407

                                                    ACQUIRED
                                     BALANCE AT        BY                                               BALANCE AT
                                    BEGINNING OF    PURCHASE                                             CLOSE OF
                                        YEAR        OR MERGER    ADDITIONS    REDUCTIONS      OTHER        YEAR
                                    ------------   -----------   ----------   -----------   ---------   ----------
Year Ended December 31, 2004
  Deferred Tax Valuation
     Allowance....................    $50,845        $9,411       $ 1,707      $(21,896)     $4,276      $44,343
Year Ended December 31, 2003
  Deferred Tax Valuation
     Allowance....................    $30,086            --       $20,518      $ (8,651)     $8,892      $50,845
Year Ended December 31, 2002
  Deferred Tax Valuation
     Allowance....................    $33,680            --       $ 5,502      $(11,815)     $2,719      $30,086

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

ITEM 9A.  CONTROLS AND PROCEDURES

     At the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer, Chief Operating Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15e. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective to ensure that material information required to be disclosed by the Company in the reports it files under the Exchange Act is recorded, processed, summarized and reported within the required time periods. During the fourth quarter of 2004, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

     The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f).

     The Company's management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2004. In making this assessment, the Company's management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

     Based on its assessment under the criteria set forth in Internal Control-Integrated Framework, management concluded that, as of December 31, 2004, the Company's internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

     Management has excluded SSE GmbH, Flexbar, Rasco, Voltronics, US Synthetics, Corning Frequency Control, Almatec and Datamax from its assessment of internal control over financial reporting as of December 31, 2004 because they were acquired by the Company in purchase business combinations during 2004. These companies are wholly-owned by the Company and their total revenues and assets represent less than 3% and 11% of the Company's consolidated total revenues and assets, respectively, as reflected in its financial statements for the year ended December 31, 2004.

     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements and cannot provide absolute assurance of achieving financial reporting objectives. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

     Management's assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2004 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

ITEM 9B.  OTHER INFORMATION

CERTIFICATIONS REGARDING PUBLIC DISCLOSURES AND LISTING STANDARDS

     The unqualified certifications of the Chief Executive Officer and the Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act regarding the quality of Dover's public disclosure are filed with the Securities and Exchange Commission as Exhibits 31.1 and 31.2 to the Annual Reports on Form 10-K for the years ended December 31, 2004 and December 31, 2003.

     In addition, the annual certification of the Chief Executive Officer regarding compliance by the Company with the corporate governance listing standards of the New York Stock Exchange was submitted without qualification to the New York Stock Exchange following the April 2004 annual stockholder meeting.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information with respect to the directors of the Company required to be included pursuant to this Item 10 is included under the caption "1. Election of Directors" in the 2005 Proxy Statement relating to the 2005 Annual Meeting of Stockholders filed with the Securities and Exchange Commission pursuant to Rule 14a-6 under the Securities Exchange Act of 1934, as amended, and is incorporated in this Item 10 by reference. The information with respect to the executive officers of the Company required to be included pursuant to this Item 10 is included under the caption "Executive Officers of the Registrant" in Part I of this Annual Report on Form 10-K and is incorporated in this Item 10 by reference.

     The information with respect to Section 16(a) reporting compliance required to be included in this Item 10 is included under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the 2005 Proxy Statement and is incorporated in this Item 10 by reference.

     The Company has adopted a code of ethics that applies to its chief executive officer and senior financial officers. A copy of this code of ethics can be found on the Company's website at www.dovercorporation.com. In the event of any amendment to, or waiver from, the code of ethics, the Company will publicly disclose the amendment or waiver by posting the information on its website.

ITEM 11.  EXECUTIVE COMPENSATION

     The information with respect to executive compensation required to be included pursuant to this Item 11 is included under the caption "Executive Compensation" in the 2005 Proxy Statement and is incorporated in this Item 11 by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information regarding security ownership of certain beneficial owners and management that is required to be included pursuant to this Item 12 is included under the caption "Security Ownership of Certain Beneficial Owners and Management" in the 2005 Proxy Statement and is incorporated in this Item 12 by reference.

                           EQUITY COMPENSATION PLANS

     The Equity Compensation Plan Table below presents information regarding the Company's equity compensation plans at December 31, 2004:

                                                  (A)                   (B)                    (C)
                                          --------------------   -----------------   ------------------------
                                                                                       NUMBER OF SECURITIES
                                                                                       REMAINING AVAILABLE
                                          NUMBER OF SECURITIES   WEIGHTED-AVERAGE      FOR FUTURE ISSUANCE
                                           TO BE ISSUED UPON     EXERCISE PRICE OF         UNDER EQUITY
                                              EXERCISE OF           OUTSTANDING         COMPENSATION PLANS
                                          OUTSTANDING OPTIONS,   OPTIONS, WARRANTS    (EXCLUDING SECURITIES
PLAN CATEGORY                             WARRANTS AND RIGHTS       AND RIGHTS       REFLECTED IN COLUMN (A))
-------------                             --------------------   -----------------   ------------------------
Equity compensation plans approved by
  stockholders..........................       12,584,584             $33.42                5,135,186
Equity compensation plans not approved
  by stockholders.......................               --                 --                       --
Total...................................       12,584,584             $33.42                5,135,186

     The Company has three compensation plans under which equity securities of the Company have been authorized for issuance and have been issued to employees and to non-employee directors. These plans are described below. The table above does not reflect shares eligible for issuance under the 2005 Equity and Cash Incentive Plan, which became effective on February 1, 2005, or under the 1996 Non-Employee Directors' Stock Compensation Plan, which does not specify a maximum number of shares issuable under it.

  The 1995 Incentive Stock Option Plan and 1995 Cash Performance Program

     The Company's 1995 Incentive Stock Option Plan and 1995 Cash Performance Program (the "1995 Plan"), adopted in 1995 (replacing the 1984 Plan which expired in January 1995), provided for stock options, restricted stock awards and cash performance awards. The 1995 Plan expired in January 2005, but the options listed in Column A of the table above remain outstanding under it.

     The 1995 Plan was intended to promote the medium-term and long-term success of Dover by providing salaried officers and other key employees of Dover and its subsidiaries with medium-range and long-range inducements to remain with Dover and to encourage them to increase their efforts to make Dover successful. Options granted under the 1995 Plans were all designated as non-qualified stock options.

     The exercise price of options is the fair market value on the date of grant as determined in good faith by the Compensation Committee. The Compensation Committee determines the term of each option but in no event may an option become exercisable sooner than the third anniversary of its grant date or be exercised more than 10 years following the grant date. No more than 600,000 shares may be granted to a single participant in any one year. Options granted under this plan may not be sold, transferred, hypothecated, pledged or otherwise disposed of by any of the holders except by will or by the laws of descent and distribution except that a holder may transfer any non-qualified option granted under this plan to members of the holder's immediate family, or to one or more trusts for the benefit of such family members provided that the holder does not receive any consideration for the transfer.

     The information above summarizes the material aspects of the 1995 Plan. The rights and obligations of participants are determined by the provisions of the plan document itself.

  The 2005 Equity and Cash Incentive Plan

     The Company's 2005 Equity and Cash Incentive Plan (the "2005 Plan") was approved by the shareholders of the Company on April 20, 2004. The 2005 Plan became effective on February 1, 2005, and replaced the 1995 Plan, which expired on January 30, 2005, and is intended to allow the Company to continue to provide to key personnel the types of rewards available under the 1995 Plan. Participation in the 2005 Plan is limited to a group of salaried officers and other key employees of Dover and its subsidiaries who are in a position to affect materially the profitability and growth of the Company and its subsidiaries and on whom major responsibility rests for the present and future success of the Company. The Board of Directors and management believe that the 2005 Plan will provide these key employees with medium-range and long-range inducements to remain with Dover and to encourage them to increase their efforts to make Dover and its subsidiaries successful. The 2005 Plan provides for stock option grants, and restricted stock and cash incentive awards. Options granted under the 2005 Plan may be either non-qualified stock options or incentive stock options within the meaning of Section 422 of the Internal Revenue Code. Options will have a term not exceeding ten years and will become exercisable after not less than three years. The option exercise price will be fixed by the Compensation Committee and may be equal to or more than (but not less than) the "fair market value" of such shares on the date the option is granted. No single recipient may be granted options for more than 600,000 shares in any year. Generally, stock options are not transferable, except for non-qualified options which may be transferred to members of the holder's immediate family (or a trust for the benefit of one or more of such family members), except that such transferred options cannot be further transferred by the transferee during the transferee's lifetime.

     The information above summarizes material aspects of the 2005 Plan. The rights and obligations of participants are determined by the provisions of the plan document itself.

  The 1996 Non-Employee Directors' Stock Compensation Plan

     The Dover Corporation 1996 Non-Employee Directors' Stock Compensation Plan (the "Directors' Plan"), provides the primary compensation to non-employee directors of the Company for their service as directors. Through the end of 2002, non-employee directors were granted 2,000 shares of the Company's common stock per year (adjusted for stock splits). If any director served for less than a full calendar year, the number of shares granted to that director for the year was adjusted pro rata, based on the number of calendar quarters for such year for which he or she served as a director. The Directors' Plan was amended effective January 1, 2003, as approved by the stockholders. As amended, it provides for different levels of stock grants in 2003 and beyond. Directors receive annual compensation in an amount set from time to time by the Board, payable partly in cash and partly in common stock, subject to adjustment by the Board of Directors of the compensation amount and allocation, and the Directors' Plan's limitations on the maximum number of shares that may be granted to any Director. Annual compensation for 2004 was $90,000, payable 25% in cash and 75% in common stock, and was paid by $22,500 in cash and 1,628 shares, based on the fair market value of common stock on November 15, 2004. On November 4, 2004, the Board of Directors approved the recommendations of its Compensation Committee to
(1) increase the annual compensation of non-employee directors from $90,000 to $120,000, effective January 1, 2005 and (2) decrease the percentage of such compensation paid in stock from 75% to 60%, with a corresponding increase in the amount of such compensation paid in cash from 25% to 40%. If any Director serves for less than a full calendar year, the Compensation Committee will prorate the Director's compensation for the year (including the number of shares to be granted) as the Committee deems appropriate. The shares granted under the Directors' Plan may be treasury shares or newly issued shares, but in either case they will be listed on the New York Stock Exchange.

     The information above summarizes the material aspects of the Directors' Plan. The rights and obligations of participants are determined by the provisions of the plan document itself.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information with respect to any reportable transaction, business relationship or indebtedness between the Company and the beneficial owners of more than 5% of the Common Stock, the directors or nominees for director of the Company, the executive officers of the Company or the members of the immediate families of such individuals that is required to be included pursuant to this
Item 13 is included under the caption "1. Election of Directors -- Directors' Compensation" in the 2005 Proxy Statement and is incorporated in this Item 13 by reference.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The information set forth under the caption "Relationship with Independent Registered Public Accounting Firm" in the 2005 Proxy Statement is incorporated in this Item 14 by reference.

                                    PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

     (a)(1) Financial Statements

     Financial Statements covered by the Report of Independent Registered Public Accounting Firm:

          (A) Consolidated Statements of Earnings (Losses) for the years ended December 31, 2004, 2003 and 2002.

          (B) Consolidated Balance Sheets as of December 31, 2004 and 2003.

          (C) Consolidated Statements of Stockholders' Equity and Comprehensive Earnings (Losses), for the years ended December 31, 2004, 2003, 2002.

          (D) Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2003 and 2002.

          (E) Notes to consolidated financial statements.

     (2) Financial Statement Schedule

     The following financial statement schedule is included in Item No. 8 of this report on Form 10-K:

          Schedule II -- Valuation and Qualifying Accounts

          All other schedules are not required and have been omitted.

     (3) Not covered by the Report of Independent Registered Public Accounting
Firm:

          Quarterly financial data (unaudited)

     (4) See (b) below.

     (b) Exhibits:

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

(3)(iii) By-Laws of the Company, filed as Exhibit 3(ii) to the Company's Quarterly Report on Form 10-Q for the Period Ended
               September 30, 2004 (SEC File No. 001-04018), are incorporated by reference.

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

   (4.3)       Form of 6.25% Note due June 1, 2008 ($150,000,000 aggregate principal amount), filed as Exhibit 4.3 to the Company's
               Current Report on Form 8-K filed June 12, 1998 (SEC File No.
               001-04018), is incorporated by reference

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

  (10.1)       Employee Savings and Investment Plan, filed as Exhibit 99 to
               Registration Statement on Form S-8 (SEC File No. 33-01419), is incorporated by reference.*

  (10.2)       Amended and Restated 1996 Non-Employee Directors' Stock
               Compensation Plan (Revised through January 1, 2005).*

  (10.3)       Executive Officer Annual Incentive Plan, included as Exhibit
               A to the Proxy Statement, dated March 17, 2003 (SEC File No.
               001-04018), is incorporated by reference.*

  (10.4) Form of Executive Severance Agreement, filed as Exhibit 10.6 to Annual Report on Form 10-K for year ended December 31,
               1998 (SEC File No. 001-04018), is incorporated by reference.*

  (10.5)       1995 Incentive Stock Option Plan and 1995 Cash Performance
               Program, as amended May 6, 2004.*

  (10.6)       Deferred Compensation Plan, as amended as of December 31,
               2001, filed as Exhibit 10 to the Company's Current Report on
               Form 8-K filed February 28, 2002 (SEC File No. 001-04018), is incorporated by reference.*


  (10.7) 2005 Equity and Cash Incentive Plan, included as Exhibit B to the Proxy Statement dated March 10, 2004 (SEC File No.
               001-04018), is incorporated by reference.*

  (10.8)       Form of award grant letters for grants made under 2005
               Equity and Cash Incentive Plan.*

  (10.9)       US $600,000,000 Five-Year Credit Agreement dated as of
               September 8, 2004, filed as Exhibit 99.1 to the Company's
               Current Report on Form 8-K filed September 14, 2004 (SEC
               File No. 001-04018), is incorporated by reference.

  (10.10)      Consulting agreement dated December 8, 2004, between Dover
               Corporation and Jerry W. Yochum.

  (10.11)      Summary of arrangement effective January 1, 2005, between
               Dover Corporation and Thomas L. Reece.

  (10.12)      Supplemental Executive Retirement Plan (Revised through
               October 13, 2004).*

 (14) Dover Corporation Code of Ethics for Chief Executive Officer and Senior Financial Officers, filed as Exhibit 14 to the Company's Annual Report on Form 10-K for year ended December
               31, 2003 (SEC File No. 001-04018) is incorporated by reference.

 (18) Letter of Preferability regarding a change in accounting principle, filed as Exhibit 18 to the Company's Annual
               Report on Form 10-K for year ended December 31, 2003 (SEC
               File No. 001-04018) is incorporated by reference.

 (21)          Subsidiaries of Dover.

  (23.1)       Consent of Independent Registered Public Accounting Firm.

 (24)          Power of Attorney (included in signature page).

  (31.1) Certification pursuant to Rule 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) of the
               Securities and Exchange Act of 1934, as amended, signed and dated by Robert G. Kuhbach.

  (31.2) Certification pursuant to Rule 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) of the
               Securities and Exchange Act of 1934, as amended, signed and dated by Ronald L. Hoffman.

 (32) Certification pursuant to 18 U.S.C. Section 1350, as adopted, pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (subsections(a) and(b) of section 1350, chapter 63 of title 18, United States Code), signed and dated by Robert
               G. Kuhbach and Ronald L. Hoffman.

---------------

 *  Executive compensation plan or arrangement.

(d)  Not applicable.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned thereunto duly authorized.

                                          DOVER CORPORATION

                                          By:     /s/ RONALD L. HOFFMAN
                                            ------------------------------------
                                                     Ronald L. Hoffman
                                               President and Chief Executive
                                                           Officer

Date: March 14, 2005

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated. Each of the undersigned, being a director or officer of Dover Corporation (the "Company"), hereby constitutes and appoints Ronald L. Hoffman, Robert G. Kuhbach and Joseph W. Schmidt, and each of them (with full power to each of them to act alone), his or her true and lawful attorney-in-fact and agent for him or her and in his or her name, place and stead in any and all capacities, to sign the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2004 under the Securities Exchange Act of 1934, as amended, and any and all amendments thereto, and to file the same with all exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission and any other appropriate authority, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing required and necessary to be done in and about the premises in order to effectuate the same as fully to all intents and purposes as he or she might or could do if personally present, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, may lawfully do or cause to be done by virtue hereof.

                    SIGNATURE                                      TITLE                       DATE
                    ---------                                      -----                       ----

               /s/ THOMAS L. REECE                     Chairman, Board of Directors       March 14, 2005
 ------------------------------------------------
                 Thomas L. Reece


              /s/ RONALD L. HOFFMAN                 Chief Executive Officer, President    March 14, 2005
 ------------------------------------------------              and Director
                Ronald L. Hoffman                      (Principal Executive Officer)


              /s/ ROBERT G. KUHBACH                  Vice President, Finance and Chief    March 14, 2005
 ------------------------------------------------     Financial Officer and Treasurer
                Robert G. Kuhbach                      (Principal Financial Officer)


            /s/ RAYMOND T. MCKAY, JR.                   Vice President, Controller        March 14, 2005
 ------------------------------------------------     (Principal Accounting Officer)
              Raymond T. McKay, Jr.


               /s/ DAVID H. BENSON                               Director                 March 14, 2005
 ------------------------------------------------
                 David H. Benson


               /s/ ROBERT W. CREMIN                              Director                 March 14, 2005
 ------------------------------------------------
                 Robert W. Cremin

                    SIGNATURE                                      TITLE                       DATE
                    ---------                                      -----                       ----


             /s/ JEAN-PIERRE M. ERGAS                            Director                 March 14, 2005
 ------------------------------------------------
               Jean-Pierre M. Ergas


             /s/ KRISTIANE C. GRAHAM                             Director                 March 14, 2005
 ------------------------------------------------
               Kristiane C. Graham


                /s/ JAMES L. KOLEY                               Director                 March 14, 2005
 ------------------------------------------------
                  James L. Koley


             /s/ RICHARD K. LOCHRIDGE                            Director                 March 14, 2005
 ------------------------------------------------
               Richard K. Lochridge


              /s/ BERNARD G. RETHORE                             Director                 March 14, 2005
 ------------------------------------------------
                Bernard G. Rethore


                /s/ GARY L. ROUBOS                               Director                 March 14, 2005
 ------------------------------------------------
                  Gary L. Roubos


              /s/ MICHAEL B. STUBBS                              Director                 March 14, 2005
 ------------------------------------------------
                Michael B. Stubbs


               /s/ MARY A. WINSTON                               Director                 March 14, 2005
 ------------------------------------------------
                 Mary A. Winston

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

(3)(iii) By-Laws of the Company, filed as Exhibit 3(ii) to the Company's Quarterly Report on Form 10-Q for the Period Ended
               September 30, 2004 (SEC File No. 001-04018), are incorporated by reference.

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

  (10.1)       Employee Savings and Investment Plan, filed as Exhibit 99 to
               Registration Statement on Form S-8 (SEC File No. 33-01419), is incorporated by reference.*

  (10.2)       Amended and Restated 1996 Non-Employee Directors' Stock
               Compensation Plan (Revised through January 1, 2005).*

  (10.3)       Executive Officer Annual Incentive Plan, included as Exhibit
               A to the Proxy Statement, dated March 17, 2003 (SEC File No.
               001-04018), is incorporated by reference.*

  (10.4) Form of Executive Severance Agreement, filed as Exhibit 10.6 to Annual Report on Form 10-K for year ended December 31,
               1998 (SEC File No. 001-04018), is incorporated by reference.*

  (10.5)       1995 Incentive Stock Option Plan and 1995 Cash Performance
               Program, as amended May 6, 2004.*

  (10.6)       Deferred Compensation Plan, as amended as of December 31,
               2001, filed as Exhibit 10 to the Company's Current Report on
               Form 8-K filed February 28, 2002 (SEC File No. 001-04018), is incorporated by reference.*

  (10.7) 2005 Equity and Cash Incentive Plan, included as Exhibit B to the Proxy Statement dated March 10, 2004 (SEC File No.
               001-04018), is incorporated by reference.*

..8)      (10   Form of award grant letters for grants made under 2005 Equity and Cash Incentive Plan.*

  (10.9)       US $600,000,000 Five-Year Credit Agreement dated as of September 8, 2004, filed as
               Exhibit 99.1 to the Company's Current Report on Form 8-K filed September 14, 2004 (SEC
               File No. 001-04018), is incorporated by reference.

  (10.10)      Consulting agreement dated December 8, 2004, between Dover Corporation and Jerry W.
               Yochum.

  (10.11)      Summary of arrangement effective January 1, 2005, between Dover Corporation and Thomas
               L. Reece.

  (10.12)      Supplemental Executive Retirement Plan (Revised through October 13, 2004).*

 (14)          Dover Corporation Code of Ethics for Chief Executive Officer and Senior Financial
               Officers, filed as Exhibit 14 to the Company's Annual Report on Form 10-K for year ended December 31, 2003 (SEC File No. 001-04018) is incorporated by reference.

 (18)          Letter of Preferability regarding a change in accounting principle, filed as Exhibit 18 to the Company's Annual Report on Form 10-K for year ended December 31, 2003 (SEC File
               No. 001-04018) is incorporated by reference.

 (21)          Subsidiaries of Dover.

  (23.1)       Consent of Independent Registered Public Accounting Firm.

 (24)          Power of Attorney (included in signature page).

  (31.1)       Certification pursuant to Rule 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) of the
               Securities and Exchange Act of 1934, as amended, signed and dated by Robert G. Kuhbach.

  (31.2)       Certification pursuant to Rule 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) of the
               Securities and Exchange Act of 1934, as amended, signed and dated by Ronald L. Hoffman.

 (32)          Certification pursuant to 18 U.S.C. Section 1350, as adopted, pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (subsections(a) and(b) of section 1350, chapter 63 of title 18, United States Code), signed and dated by Robert G. Kuhbach and Ronald L.
               Hoffman.

---------------

 *  Executive compensation plan or arrangement.

(d)  Not applicable.