Form 10-Q
period 2005-03-31
DOVER CORP
filed 2005-05-02
CIK 29905

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2005	Commission File No. 1-4018

DOVER CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	53-0257888
(State of Incorporation)	(I.R.S. Employer Identification No.)

280 Park Avenue, New York, NY	10017
(Address of principal executive offices)	(Zip Code)

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

The number of shares outstanding of the Registrant’s common stock as April 27, 2005 was 203,727,972.

1 of 29

EX-10.1 NAMED EXECUTIVE OFFICER SALARIES
EX-31.1 CERTIFICATION
EX-31.2 CERTIFICATION
EX-32 CERTIFICATION

Dover Corporation
Index
Form 10-Q

Page	Item
Part I – Financial Information
Item 1. Financial Statements
3	Condensed Consolidated Statement of Earnings for the three months ended March 31, 2005
4	Condensed Consolidated Balance Sheets at March 31, 2005 and December 31, 2004
4	Condensed Consolidated Statement of Stockholder’s Equity and Comprehensive Income for the three months ended March 31, 2005
5	Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2005
6	Notes to Condensed Consolidated Financial Statements
11	Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
16	Market Segment Results
21	Item 3. Quantitative and Qualitative Disclosure About Market Risk
21	Item 4. Controls and Procedures

Part II – Other Information
21	Item 1. Legal Proceedings
21	Item 2. Unregistered Sales of Equity Securities and of Use Proceeds
22	Item 3. Defaults Upon Senior Securities
22	Item 4. Submission of Matters to a Vote of Security Holders
22	Item 5. Other Information
23	Item 6. Exhibits
24	Signatures
25	Exhibit Index
26.	Exhibit 10.1 Summary of 2005 Named Executive Officer Salaries
27	Exhibit 31.1 Certification
28	Exhibit 31.2 Certification
29	Exhibit 32 Certification

     (All other schedules are not required and have been omitted)

2 of 29

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

DOVER CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF EARNINGS
(unaudited) (in thousands, except per share figures)

	Three Months Ended March 31,
	2005	2004
Net sales	$1,449,034	$1,242,380
Cost of sales	951,543	806,515

Gross profit	497,491	435,865
Selling and administrative expenses	351,437	303,177

Operating profit	146,054	132,688

Interest expense, net	16,147	14,680
All other (income) expense, net	(4,479)	313

Total	11,668	14,993

Earnings from continuing operations, before taxes on income	134,386	117,695
Federal and other taxes on income	34,121	33,886

Net earnings from continuing operations	100,265	83,809

Net (losses)from discontinued operations	(2,131)	(697)

Net earnings	$98,134	$83,112

Basic earnings per common share:
- Continuing operations	$0.49	$0.41
- Discontinued operations	(0.01)	—

- Net earnings	$0.48	$0.41

Diluted earnings per common share:
- Continuing operations	$0.49	$0.41
- Discontinued operations	(0.01)	—

- Net earnings	$0.48	$0.41

Weighted average number of common shares outstanding during the period:
Basic	203,650	203,088
Diluted	204,904	204,763

The computations of basic and diluted earnings per share from continuing operations were as follows:

	Three Months Ended March 31,
	2005	2004
Numerator:
Net earnings from continuing operations available to common stockholders	$100,265	$83,809

Denominator:
Basic weighted average shares	203,650	203,088
Dilutive effect of assumed exercise of employee stock options	1,254	1,675

Denominator:
Diluted weighted average shares	204,904	204,763

Basic earnings per share from continuing operations	$0.49	$0.41

Diluted earnings per share from continuing operations	$0.49	$0.41
Shares excluded from dilutive effect due to exercise price exceeding average market price of common stock	4,635	2,777

See Notes to Condensed Consolidated Financial Statements

3 of 29

DOVER CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited) (in thousands)

	March 31, 2005	December 31, 2004
Assets:
Current assets:
Cash and equivalents	$411,830	$357,606
Receivables, net	964,565	912,688
Inventories, net	813,254	775,741
Deferred tax and other current assets	117,283	103,912

Total current assets	2,306,932	2,149,947

Property, plant and equipment, net	750,119	756,680
Goodwill	2,209,913	2,149,780
Intangible assets, net	523,705	529,277
Other assets and deferred charges	204,350	195,674
Assets of discontinued operations	11,157	10,821

Total assets	$6,006,176	$5,792,179

Liabilities:
Current liabilities:
Short-term debt and commercial paper	$515,129	$339,264
Accounts payable	409,061	364,406
Accrued expenses	425,097	471,413
Federal and other taxes on income	181,677	180,893

Total current liabilities	1,530,964	1,355,976

Long-term debt	755,443	753,063
Deferred income taxes	312,950	296,464
Other deferrals (principally compensation)	246,212	246,170
Liabilities of discontinued operations	21,594	21,824
Stockholders’ equity:
Total stockholders’ equity	3,139,013	3,118,682

Total liabilities and stockholders’ equity	$6,006,176	$5,792,179

DOVER CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
(unaudited) (in thousands)

	Common	Additional	Other			Total
	Stock	Paid-In	Comprehensive	Retained	Treasury	Stockholders'	Comprehensive
	$1 Par Value	Capital	Earnings (Loss)	Earnings	Stock	Equity	Earnings (Loss)

Balance as of December 31, 2004	$239,015	$98,979	$195,220	$3,628,715	$(1,043,247)	$3,118,682	$488,302

Net earnings	—	—	—	98,134	—	98,134	98,134
Dividends paid	—	—	—	(32,592)	—	(32,592)	—
Common stock issued for options exercised	362	9,508	—	—	—	9,870	—
Stock issued, net of cancellations	—	—	—	—	—	—	—
Stock acquired during the period	—	—	—	—	(5,080)	(5,080)	—
Decrease from translation of foreign financial statements	—	—	(49,958)	—	—	(49,958)	(49,958)
Unrealized holding gains (losses)	—	—	(43)	—	—	(43)	(43)

Balance as of March 31, 2005	$239,377	$108,487	$145,219	$3,694,257	$(1,048,327)	$3,139,013	$48,133

Preferred Stock, $100 par value per share. 100,000 shares authorized; none issued.

Common Stock, $1 par value per share. 500,000,000 shares authorized; issued 239,376,755 in 2005, and 239,015,320 shares in 2004.

See Notes to Condensed Consolidated Financial Statements

4 of 29

DOVER CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited) (in thousands)

	Three Months Ended March 31,
	2005	2004
Cash flows from operating activities:
Net earnings	$98,134	$83,112

Adjustments to reconcile net earnings to net cash from operating activities:
Net (earnings) losses from discontinued operations	2,131	697
Depreciation and amortization	42,496	38,201
Changes in current assets and liabilities (excluding effects of acquisitions, dispositions and foreign exchange):
Decrease (increase) in accounts receivable	(58,113)	(63,391)
Decrease (increase) in inventories	(33,621)	(33,100)
Decrease (increase) in prepaid expenses & other assets	(4,465)	(8,890)
Increase (decrease) in accounts payable	46,421	46,796
Increase (decrease) in accrued expenses	(45,345)	(1,333)
Increase (decrease) in accrued federal and other taxes payable	786	63,262

Net change (increase) decrease in current assets and liabilities	(94,337)	3,344
Net change (increase) decrease in non-current assets & liabilities	(2,180)	5,929

Total adjustments	(51,890)	48,171

Net cash from operating activities	46,244	131,283

Cash flows from (used in) investing activities:
Proceeds from the sale of property and equipment	1,156	1,424
Additions to property, plant and equipment	(27,820)	(20,931)
Proceeds from sale of discontinued businesses	—	15,000
Acquisitions (net of cash and cash equivalents acquired)	(100,668)	—

Net cash used in investing activities	(127,332)	(4,507)

Cash flows from (used in) financing activities:
Increase (decrease) in debt	177,815	(37,691)
Purchase of treasury stock	(5,080)	(1,466)
Proceeds from exercise of stock options	7,865	5,829
Dividends to stockholders	(32,592)	(30,479)

Net cash used in financing activities	148,008	(63,807)

Effect of exchange rate changes on cash	(9,999)	(7,365)

Cash from (used in) discontinued operations	(2,697)	(3,450)

Net increase (decrease) in cash &cash equivalents	54,224	52,154
Cash & cash equivalents at beginning of period	357,606	370,379

Cash & cash equivalents at end of period	$411,830	$422,533

See Notes to Condensed Consolidated Financial Statements

5 of 29

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

As previously disclosed, the Company expanded its subsidiary structure from four to six reporting market segments effective January 1, 2005 and is reporting financial information on this basis effective January 1, 2005.

DOVER CORPORATION
MARKET SEGMENT RESULTS
(unaudited) (in thousands)

SALES	Three Months Ended March 31,
	2005	2004

Diversified	$222,927	$184,907
Electronics	135,599	110,372
Industries	219,679	195,603
Resources	371,655	290,792
Systems	165,602	147,631
Technologies	336,036	315,244
Intramarket eliminations	(2,464)	(2,169)

Net sales	$1,449,034	$1,242,380

EARNINGS

Diversified	$24,303	$22,265
Electronics	10,334	11,103
Industries	25,220	21,060
Resources	63,768	47,248
Systems	21,223	15,579
Technologies	20,941	26,583

Subtotal continuing operations	165,789	143,838
Corporate expense/other	(15,256)	(11,463)
Net interest expense	(16,147)	(14,680)

Earnings from continuing operations, before taxes on income	134,386	117,695
Federal and other taxes on income	34,121	33,886

Net earnings from continuing operations	$100,265	$83,809

See Notes to Condensed Consolidated Financial Statements

For a more complete understanding of the Company’s financial position, operating results, business properties and other matters, reference is made to the Company’s Annual Report on Form 10-K which was filed with the Securities and Exchange Commission on March 14, 2005.

NOTE B — Stock-Based Compensation

The Company has long-term incentive plans authorizing various types of market and performance based incentive awards that may be granted to officers and employees. Statement of Financial Accounting Standards (“SFAS”) No. 123 and SFAS No. 148 “Accounting for Stock-Based Compensation,” allow companies to measure compensation cost in connection with employee share option plans using a fair value based method or to continue to use an intrinsic value based method as defined by APB No. 25 “Accounting for Stock Issued to Employees,” which generally does not result in a compensation cost at time of grant. The Company accounts for stock-based compensation under APB 25, and does not recognize stock-based compensation expense upon the grant of its stock options because the option terms are fixed and the exercise price equals the market price of the underlying stock on the grant date. All granted stock options have a term of ten years and cliff vest after three years.

The following table illustrates the effect on net earnings and basic and diluted earnings per share if the Company had recognized compensation expense upon grant of the options, based on the Black-Scholes option pricing model:

	Three Months Ended March 31,
(in thousands, except per share figures)	2005	2004

Net earnings, as reported	$98,134	$83,112
Deduct:
Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax effects	(4,663)	(4,649)

Pro forma net earnings	$93,471	$78,463

Earnings per share:
Basic-as reported	$0.48	$0.41

Basic-pro forma	0.46	0.39

Diluted-as reported	$0.48	$0.41

Diluted-pro forma	0.46	0.38

The fair value of each option grant was estimated on the date of grant using a Black-Scholes option-pricing model with the following assumptions:

6 of 29

	Three Months Ended March 31,
	2005	2004

Risk-free interest rates	3.97%	3.71%
Dividend yield	1.70%	1.46%
Expected life	8	8
Volatility	31.15%	31.54%
Weighted average option grant price	$38.00	$41.25
Weighted average fair value of options granted	$13.27	$14.89

NOTE C — Acquisitions

The Company completed four acquisitions during the first quarter of 2005. There were no acquisitions during the first quarter of 2004. The acquisitions completed during the first three months of 2005 have been accounted for appropriately under SFAS 141 “Business Combinations”. Accordingly, the accounts of the acquired companies, after adjustments to reflect fair market values assigned to assets and liabilities, have been included in the consolidated financial statements from their respective dates of acquisitions. All 2005 acquisitions are wholly owned and had an aggregate cost of approximately $101.2 million, including cash, at date of acquisition.

2005 Acquisitions

Date	Type	Acquired Companies	Location (Near)	Segment	Operating Company

18-Jan	Asset	Avborne Accessory Group, Inc.	Miami, Florida	Diversified	Sargent
Maintenance, repair, and overhaul of commercial, military, and business aircraft.

21-Feb	Asset	Rostone (Reunion Industries)	Lafayette, Indiana	Electronics	Kurz-Kasch
Manufacturer of thermo set specialty plastics.

23-Feb	Stock	Fas-Co Coders, Inc.	Phoenix, Arizona	Technologies	Imaje
Integrator of high resolution carton printers.

2-Mar	Asset	APG	Longmont, Colorado	Technologies	ECT
Manufacturer of test fixtures for loaded circuit board testing.

The following unaudited pro forma information presents the results of operations of the Company for the three-month periods ending March 31, 2005 and 2004 as if the 2005 and 2004 acquisitions had taken place on January 1, 2004 and January 1, 2005.

	Three Months Ended March 31,
(in thousands, except per share figures)	2005	2004

Net sales from continuing operations:
As reported	$1,449,034	$1,242,380
Pro forma	1,454,756	1,352,232
Net earnings from continuing operations:
As reported	$100,265	$83,809
Pro forma	99,664	92,358
Basic earnings per share from continuing operations:
As reported	$0.49	$0.41
Pro forma	0.49	0.45
Diluted earnings per share from continuing operations:
As reported	$0.49	$0.41
Pro forma	0.49	0.45

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

7 of 29

NOTE D — Inventory

Summary by Components

	March 31,	December 31,
(in thousands)	2005	2004

Raw materials	$363,446	$366,977
Work in progress	213,933	207,885
Finished goods	280,494	242,825

Total	857,873	817,687
Less LIFO reserve	(44,619)	(41,946)

Net amount per balance sheet	$813,254	$775,741

NOTE E — Property, Plant and Equipment

Summary by Components

	March 31,	December 31,
(in thousands)	2005	2004

Land	$61,249	$61,744
Buildings	500,118	500,350
Machinery and equipment	1,535,172	1,524,119
Less accumulated depreciation	(1,346,420)	(1,329,533)

Net amount per balance sheet	$750,119	$756,680

The Company changed its method of depreciation for assets acquired on or after January 1, 2004 from primarily accelerated methods to the straight-line method of depreciation. Management’s decision to change was based on the fact that straight-line depreciation has become a better method of matching revenue and expenses over the estimated useful life of capitalized assets given their characteristics and usage patterns. The Company has determined that the design and durability of these assets does not diminish to any significant degree over time and it is therefore preferable to recognize the related cost uniformly over their estimated useful lives.

NOTE F — Goodwill and Other Intangible Assets

Dover is continuing to evaluate the initial purchase price allocations of certain acquisitions and will adjust the allocations as additional information relative to the fair values of the assets and liabilities of the businesses becomes known. The Company is also in the process of obtaining appraisals of tangible and intangible assets for acquisitions. The following table provides the changes in carrying value of goodwill by market segment through the three months ended March 31, 2005:

(in thousands)	Diversified	Electronics	Industires	Resources	Systems	Technologies	Total

Balance as of December 31, 2004	$248,476	$161,118	$264,051	$626,909	$164,333	$684,893	$2,149,780
Goodwill from acquisitions	73,539	(577)	—	77	—	3,535	76,574
Other (primarily currency translation)	(1,438)	(778)	(954)	(2,629)	(884)	(9,758)	(16,441)

Balance as of March 31, 2005	$320,577	$159,763	$263,097	$624,357	$163,449	$678,670	$2,209,913

8 of 29

     The following table provides the gross carrying value and accumulated amortization for each major class of intangible asset:

	March 31, 2005			December 31, 2004
	Gross Carrying	Accumulated		Gross Carrying	Accumulated
(in thousands)	Amount	Amortization	Average Life	Amount	Amortization

Trademarks	$31,227	$11,816	29	$30,960	$11,508
Patents	98,828	64,022	13	98,193	62,199
Customer Intangibles	176,372	18,938	9	150,784	15,219
Unpatented Technologies	106,663	30,113	9	127,428	28,521
Non-Compete Agreements	7,838	6,559	5	9,395	7,853
Drawings & Manuals	5,979	3,289	5	5,989	2,722
Distributor Relationships	39,500	3,498	25	38,300	1,915
Other (primarily minimum pension liability)*	51,460	4,228	14	55,269	5,944

Total Amortizable Intangible Assets	517,867	142,463	13	516,318	135,881

Total Indefinite-Lived Trademarks	148,300	—		148,840	—

Total	$666,167	$142,463		$665,158	$135,881

      * Intangible asset balance related to minimum pension liability requirements related to the Company’s Supplemental Executive Retirement Plan Liability.

NOTE G — Discontinued Operations

During the first quarter of 2005, Dover discontinued one business from the Industries segment which was subsequently sold on April 1, 2005. The write-down of the carrying value of the entity to fair market value was partially offset by a small gain for a business discontinued in a previous period and resulted in a net loss on discontinued operations of $2.1 million.

During the first quarter of 2004, Dover disposed of a small business in the Technologies segment resulting in a gain on sale of $6.5 million, net of tax, which was offset by an adjustment to the fair value of two discontinued businesses from the Diversified segment, resulting in a charge of $6.9 million, net of tax.

NOTE H — Debt

Dover’s long-term notes with a book value of $1,006.7 million, of which $251.2 million matures in the current year, had a fair value of approximately $1,077.0 million at March 31, 2005. The estimated fair value of the Company’s long-term notes is based on quoted market prices for similar issues.

There are presently three interest rate swap agreements outstanding for a total notional amount of $150.0 million, designated as fair value hedges of part of the $150.0 million 6.25% Notes due on June 1, 2008, to exchange fixed-rate interest for variable-rate. The swap agreements have reduced the effective interest rate on the notes to 5.19%.

NOTE I — Commitments and Contingent Liabilities

A few of the Company’s subsidiaries are involved in legal proceedings relating to the cleanup of waste disposal sites under federal and state statutes that provide for the allocation of such costs among “potentially responsible parties.” In each instance, the extent of the Company’s liability appears to be very small in relation to the total projected expenditures and the number of other “potentially responsible parties” involved, and is anticipated to be immaterial to the Company. In addition, a few of the Company’s subsidiaries are involved in ongoing remedial activities at certain plant sites in cooperation with regulatory agencies, and appropriate reserves have been established.

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

9 of 29

Estimated warranty program claims are provided for at the time of sale. Amounts provided for are based on historical costs and adjusted new claims. The changes in carrying amount of product warranties through March 31, 2005 and March 31, 2004, are as follows:

	March 31,	March 31,
(in thousands)	2005	2004

Beginning Balance	$46,828	$36,235
Provision for warranties	5,809	6,059
Settlements made	(7,452)	(5,439)
Other adjustments	(86)	34

Ending Balance	$45,099	36,889

NOTE J — Employee Benefit Plans

The following table sets forth the components of the Company’s net periodic expense for the three months ended March 31, 2005:

	Retirement Plan Benefits		Post Retirement Benefits
	Three Months Ended March 31,		Three Months Ended March 31,
(in thousands)	2005	2004	2005	2004

Expected return on plan assets	$6,408	$6,877	$—	$—
Benefits earned during period	(3,897)	(3,358)	(98)	(229)
Interest accrued on benefit obligation	(5,866)	(5,654)	(341)	(559)
Amortization Prior service cost	(1,769)	(1,223)	21	(228)
Unrecognized actuarial (losses)	(1,334)	(936)	(25)	(39)
Transition	260	268	—	—

Net periodic (expense)/income	$(6,198)	$(4,026)	$(443)	$(1,055)

The Company anticipates making employer discretionary contributions to defined benefit plan assets during the year ending December 31, 2005 in the range of $0 to $15 million.

NOTE K — New Accounting Standards

In November of 2004, the FASB issued SFAS No. 151, “Inventory Costs,” an amendment of ARB No. 43, Chapter 4 “Inventory Pricing.” SFAS No. 151 requires that abnormal amounts of idle capacity and spoilage costs should be excluded from the cost of inventory and expensed when incurred. The provisions of SFAS No. 151 are applicable to inventory costs incurred during fiscal years beginning after June 15, 2005. The effect of the adoption of SFAS No. 151 will be immaterial to the Company’s consolidated results of operations, cash flow or financial position.

In December of 2004, the FASB issued SFAS No. 123R, “Share-Based Payment.” SFAS No. 123R revises previously issued SFAS 123 “Accounting for Stock-Based Compensation,” supersedes Accounting Principles Board (APB) Opinion No.25 “Accounting for Stock Issued to Employees,” and amends SFAS Statement No.95 “Statement of Cash Flows.” SFAS No. 123R requires the Company to expense the fair value of employee stock options and other forms of stock-based compensation for the annual periods beginning after June 15, 2005. The cost will be recognized over the period during which an employee is required to provide services in exchange for the award. The share-based award must be classified as equity or as a liability and the compensation cost is measured based on the fair value of the award at the date of the grant. In addition, liability awards will be re-measured at fair value each reporting period. Based on current guidance the Company will begin to expense the fair value of employee stock options and other forms of stock-based compensation in the first quarter of 2006. The effect of the adoption of SFAS No. 123R will not be materially different from the pro-forma results included in Note B Stock-Based Compensation.

10 of 29

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

The Company’s cash and cash equivalents of $411.8 million at March 31, 2005 increased from the December 31, 2004 balance of $357.6 million. Cash and cash equivalents were invested in highly liquid investment grade money market instruments with a maturity of 90 days or less.

The following table is derived from the Condensed Consolidated Statements of Cash Flows:

	Three Months Ended March 31,
Cash flows from Operations (in thousands, unaudited)	2005	2004

Cash flows provided by operating activities	$46,244	$131,283
Cash flows (used in) investing activities	(127,332)	(4,507)
Cash flows (used in) financing activities	148,008	(63,807)

Cash flow provided from operating activities for the first three months of 2005 decreased $85.0 million from $131.3 million in the prior year period. Decreases in cash flows from operations were primarily driven by changes in net tax payments of $51.7 million over the same period last year and higher benefits and compensation payouts in 2005.

The level of cash used in investing activities for the first three months of 2005 increased $122.8 million compared to the prior year period, largely reflecting an increase in acquisition activity. Acquisition expenditures for the first three months of 2005 increased to $100.7 million compared to the prior year period when no acquisitions were made. Capital expenditures in the first three months of 2005 increased $6.9 million to $27.8 million as compared to $20.9 million in the prior year period. There were no sales of discontinued businesses in the first three months of 2005 compared to $15.0 million of proceeds in the prior year period from such sales. The Company currently anticipates that any additional acquisitions made during 2005 will be funded from available cash and internally generated funds and, if necessary, through the issuance of commercial paper, established lines of credit or public debt markets.

Cash from financing activities for the first three months of 2005 increased $211.8 million to $148.0 million. Net cash from financing activities during the first three months of 2005 primarily reflected a net $215.5 million increase due to borrowings of commercial paper.

Operational working capital (calculated as accounts receivable, plus inventory, less accounts payable) increased from the prior year period by $44.7 million or 3% to $1,368.8 million, primarily driven by increases in receivables of $51.9 million and increases in inventory of $37.5 million, offset by increases in payables of $44.7 million. Excluding the impact of changes in foreign currency of $17.2 million and acquisitions of $22.1 million, operational working capital would have increased $49.6 million or 3.7% from the prior year period. The increase in accounts receivable and inventory needed to support the Company’s increased sales was partially mitigated by an increase in accounts payable, as the Company continues to focus on working capital management.

In addition to measuring its cash flow generation and usage based upon the operating, investing and financing classifications included in the Condensed Consolidated Statement of Cash Flow, the Company also measures free cash flow. Management believes that free cash flow is an important measure of operating performance because it provides both management and investors a measurement of cash generated from operations that is available to fund acquisitions and repay debt. Dover’s free cash flow for the three months ended March 31, 2005, decreased significantly by $94.0 million from the prior year

11 of 29

period, driven primarily by the increase of net tax funding of $51.7 million and higher benefits and compensation payouts in 2005.

The following table is a reconciliation of free cash flow with cash flows from operating activities:

		Three Months Ended March 31,
Free Cash Flow (in thousands, unaudited)		2005	2004

Cash flow provided by operating activities		$46,244	$131,283
Less:	Capital expenditures	(27,820)	(20,931)
	Dividends to stockholders	(32,592)	(30,479)

Free cash flow		$(14,168)	$79,873

The Company utilizes the total debt and net debt-to-total-capitalization calculations to assess its overall financial leverage and capacity and believes the calculations are useful to its stakeholders for the same reason. The following table provides a reconciliation of total debt and net debt to total capitalization to the most directly comparable GAAP measures:

	March 31,	December 31,
Net Debt to Total Capitalization Ratio (in thousands, unaudited)	2005	2004

Current maturities of long-term debt	$251,227	$252,677
Commercial paper and other short-term debt	263,902	86,588
Long-term debt	755,443	753,063

Total debt	1,270,572	1,092,328
Less: Cash and cash equivalents	411,960	357,803

Net debt	858,612	734,525
Add: Stockholders’ equity	3,139,013	3,118,682

Total capitalization	$3,997,625	$3,853,207
Net debt to total capitalization	21.5%	19.1%

The total debt level of $1,270.6 million as of March 31, 2005 increased from December 31, 2004 as a result of an increase of $178.2 million in borrowings of short-term commercial paper. Net debt as of March 31, 2005, increased $124.1 million primarily as a result of increased borrowings of commercial paper for acquisitions, offset by increased cash balances in Europe and Asia. The net debt-to-total capitalization ratio increased to 21.5% during the period.

Dover’s long-term notes with a book value of $1,006.7 million of which $251.2 million matures in the current year, had a fair value of approximately $1,077.0 million at March 31, 2005. The estimated fair value of the Company’s long-term notes is based on quoted market prices for similar issues.

There are presently three interest rate swap agreements outstanding for a total notional amount of $150.0 million, designated as fair value hedges of part of the $150.0 million 6.25% Notes due on June 1, 2008, to exchange fixed-rate interest for variable-rate. The swap agreements have reduced the effective interest rate on the notes to 5.19%.

There is no hedge ineffectiveness, and the fair value of the interest rate swaps outstanding as of March 31, 2005 was determined through market quotation.

12 of 29

(2)	MATERIAL CHANGES IN RESULTS OF OPERATIONS:

Three Months Ended March 31, 2005, Compared with Three Months Ended March 31, 2004

Gross Profit

	Three Months Ended March 31,
(in thousands, unaudited)	2005	2004	% Change

Net sales	$1,449,034	$1,242,380	17%
Cost of sales	951,543	806,515	18%
Gross profit	497,491	435,865	14%
Gross profit margin	34.3%	35.1%

Sales in the first quarter of 2005 increased 17% or $206.7 million from the comparable 2004 period, driven by increases of $80.9 million at Resources, $38.0 million at Diversified, $25.2 million at Electronics, $24.1 million at Industries, $20.8 million at Technologies, and $18.0 million at Systems. Sales would have decreased 2% to $1,430.6 million if 2004 foreign currency translation rates were applied to 2005 results. Acquisitions completed subsequent to the first quarter of 2004 contributed $98.6 million to consolidated sales during the quarter ended March 31, 2005. Gross profit margin decreased slightly from the comparable 2004 period primarily as a result of an increase in average raw material costs.

Operating Profit

	Three Months Ended March 31,
(in thousands, unaudited)	2005	2004	% Change

Selling and administrative expenses	$351,437	$303,177	16%
S&A as a % of sales	24%	24%
Operating profit	146,054	132,688	10%
Operating profit as a % of sales	10.1%	10.7%

Selling and administrative expenses for the first quarter of 2005 increased $48.3 million from the comparable 2004 period, primarily due to increased sales activity, while selling and administrative expenses as a percentage of sales remained essentially flat.

Interest and Other (Income) Expense

	Three Months Ended March 31,
(in thousands, unaudited)	2005	2004	% Change

Interest expense, net	$16,147	$14,680	10%
Other (income) expense	(4,479)	313	—

Net interest expense for the first quarter of 2005 increased $1.47 million, primarily due to an increase in commercial paper borrowings. Other Income of $4.5 million for the first quarter of 2005 is primarily due to foreign exchange gains and royalty income.

Income Taxes

The effective tax rate for continuing operations for the first quarter of 2005 was 25.4%, compared to last year’s first quarter tax rate of 28.8%. A $5.5 million tax benefit, or a 4.1% tax rate reduction, was recognized during the first quarter of 2005 as a result of a favorable United States Tax Court decision related to a 1997 income tax return position. The tax reserve related to this transaction was no longer required since the Tax Court decision became final during the quarter and can no longer be appealed. Excluding the benefit of this discrete item, the slight increase in the 2005 first quarter rate is primarily attributable to the 20% reduction in tax benefits relating to U.S. export sales caused by the American Jobs Creation Act of 2004.

13 of 29

Net Earnings

Net earnings from continuing operations for the first quarter of 2005 were $100.3 million or $.49 per diluted share compared to $83.8 million or $.41 per diluted share from continuing operations in the comparable 2004 period.

Discontinued Operations

Discontinued operations losses for first three months of 2005 and 2004 were primarily from write-downs to fair market values in 2005 and tax benefits related to losses on sales of discontinued businesses in 2004.

14 of 29

MARKET SEGEMENTS INFORMATION

Diversified

	Three Months Ended March 31,
(in thousands, unaudited)	2005	2004	% Change

Net sales	$222,927	$184,907	21%
Earnings	24,303	22,265	9%
Operating margins	10.9%	12.0%
Bookings	272,072	218,092	25%
Book-to-Bill	1.22	1.18
Backlog	342,758	264,098	30%

Diversified achieved a 9% earnings improvement over the prior year, with favorable year-over-year comparisons in both the Industrial Equipment and Process Equipment groups. Bookings were up 25%, producing a 1.22 book-to-bill and a record backlog. The bookings increase was driven by military orders and a robust construction market in the Industrial Equipment Group. Diversified expects to achieve better results in the second quarter as a result of its recent acquisition and continued focus on operational improvements.

15 of 29

The Industrial Equipment group’s sales were up 30%, driven mainly by the companies serving the commercial aerospace and construction markets, although earnings rose only 5%. The January 2005 acquisition of Avborne, an aircraft maintenance, repair and overhaul business, provided nearly half of the sales growth, but lowered margins due to initial acquisition and integration costs as well as lower overall margin levels. As the year progresses, this strategic acquisition is expected to produce improved results as synergies and cost efficiencies are realized. The group’s margins were further reduced by a one-time labor contract renewal expense and steel cost increases passed through to customers at no markup. The automotive and powersports businesses were flat, as strong North American markets were offset by softness in Europe. Bookings rose 39% and backlog grew 20%, generating a book-to-bill ratio of 1.29.

The Process Equipment group achieved a 14% earnings improvement on a 10% increase in sales. The group’s color control product sales to the printing industry were at record levels, resulting in significant earnings and margin improvement. Though sales and earnings were flat in the power generation and oil & gas markets, bookings remain on a positive trend. Results in the heat exchanger market were negatively impacted by continued raw material price increases and lower volumes in Europe. Bookings increased 6%, backlog grew 8% and book-to-bill was 1.12.

Electronics

	Three Months Ended March 31,
(in thousands, unaudited)	2005	2004	% Change

Net sales	$135,599	$110,372	23%
Earnings	10,334	11,103	-7%
Operating margins	7.6%	10.1%
Bookings	147,154	122,874	20%
Book-to-Bill	1.09	1.11
Backlog	110,361	84,012	31%

First quarter sales were 23% higher than the prior year period, reflecting gains at both the Components and Commercial Equipment groups. Electronics’ earnings for the quarter included $2.4 million of special restructuring/severance charges in the Components businesses that caused earnings to decline by 7% compared to the prior-year quarter. Electronics’ sequential quarterly sales and earnings were basically flat, inclusive of the restructuring/severance charges. Quarterly bookings increased 15% over the prior quarter resulting in a quarter end backlog of $110 million, up $12 million from year-end. The companies serving the electronics industry continue to face challenges in the difficult market conditions. Electronics expects the second quarter to show improvement, although further restructuring and integration efforts in the Components group will continue to impact results during the balance of the year.

The Components group reported a 28% increase in sales over the prior-year quarter largely due to the impact of the CFC and Voltronics acquisitions in 2004. Excluding the impact of acquisitions, sales were up 1% as weaker telecom activity was offset by modest growth in military and heavy truck markets. Compared to the previous quarter, Components’ sales were 5% higher as a result of improvements in most markets. Bookings advanced in the current quarter as compared to the fourth quarter, and yielded a book-to-bill of 1.13. The strength in the first quarter book-to-bill is attributed to strong 2004 orders in the heavy truck business, which is typical of the first quarter, and generally improved orders in other markets. Components’ first quarter 2005 earnings were down 13% compared to the same period last year, and were negatively impacted by special charges for plant consolidation and severance costs, most of which were associated with Vectron’s announced plans to consolidate its North American manufacturing operations. Excluding these charges, earnings rose by 22%, approximately two-thirds of which was due to cost and process improvements and one-third of which was due to acquisitions. Operating margins, excluding the special charges, were flat compared to the same period last year as the margin improvements at the core business were offset by weak results at Vectron’s CFC acquisition. Sequential quarterly earnings in Components rose 16%, inclusive of restructuring/severance charges. Aside from blanket orders received in the heavy truck business, order activity accelerated during the quarter, with total quarter- end backlog up 15% from year-end.

Sales in the Commercial Equipment group rose 11% compared to the prior-year first quarter, driven by stronger ATM sales, but partly offset by weaker shipments in the chemical concentration dispensing business. Sales declined 9% from the previous record quarter, which benefited from very strong activity in the ATM business. Earnings were flat compared to the prior-year quarter as higher infrastructure costs

16 of 29

and incremental spending on sales and marketing and product development activities offset the impact of higher sales volumes. Sequential quarterly earnings declined by 21% as a result of the spending on growth initiatives as well as the impact from lower sales volumes. Book-to-bill for the quarter was 0.97, and while order rates early in the quarter were soft, the group ended the quarter on a strong footing.

Industries

	Three Months Ended March 31,
(in thousands, unaudited)	2005	2004	% Change

Net sales	$219,679	$195,603	12%
Earnings	25,220	21,060	20%
Operating margins	11.5%	10.8%
Bookings	223,159	228,559	-2%
Book-to-Bill	1.02	1.17
Backlog	206,258	201,213	3%

Industries’ first quarter results exceeded the prior year’s first quarter performance with positive earnings comparisons in both the Mobile Equipment and Service Equipment groups. Segment revenues increased for the eighth consecutive quarter, driven by market strength, share gains and improved pricing. Although earnings continued to be negatively impacted by rising steel costs, their impact on the first quarter results was largely mitigated by pricing increases made in 2004 and early 2005. Industries expects continued improvement in sales, earnings and margins in the second quarter of 2005.

The Mobile Equipment group saw sales increase 15% while earnings grew over 30%. Strength in the transportation markets coupled with strong sales to the military drove North American segment revenues. Growth in the commercial construction market, along with a strong replacement market, drove higher screed sales. Although the waste management equipment market got off to a slow start, revenues did grow slightly as compared to the first quarter of 2004. Earnings growth across the group was driven by higher volume, pricing and productivity gains.

Revenues in the Service Equipment group grew 9%, and earnings increased 2%. Earnings across the group were again affected by high steel costs. Although pricing increases made in 2004 and early 2005 helped to contain the negative impact of the majority of steel price increases, price increases on market-sensitive products have been modest. Despite a soft automotive industry, Service Equipment revenues increased, as a result of pricing and market share gains. Carryover strength in the laser and machine tool markets resulted in a double-digit gain in chiller sales. Although bookings and backlog were down slightly from 2004 levels, the book-to-bill ratio was positive at 1.01.

Resources

	Three Months Ended March 31,
(in thousands, unaudited)	2005	2004	% Change

Net sales	$371,655	$290,792	28%
Earnings	63,768	47,248	35%
Operating margins	17.2%	16.2%
Bookings	405,088	336,105	21%
Book-to-Bill	1.09	1.16
Backlog	194,310	146,811	32%

Resources generated record sales, earnings, and bookings in the first quarter of 2005. All three groups within Resources realized positive comparisons to the prior year first quarter with positive leverage on increased sales in the Oil and Gas and Fluid Solutions groups. Based on robust market conditions, relatively strong backlog as well as the continuing benefit of 2004 acquisitions, Resources expects the second quarter to show further improvement.

The Oil and Gas Equipment group is experiencing the strongest market dynamics since the early 1990’s, and the businesses within the group have done an excellent job of managing capacity, material costs, material availability, and pricing. Earnings rose over 80% on a 57% sales increase, reflecting positive margin improvement. This group has also benefited from incremental revenue and earnings improvements associated with the acquisition of US Synthetic in the third quarter of 2004. Bookings for the

17 of 29

Oil and Gas group were up 39% compared to the prior year first quarter and backlog grew 26% with a 1.01 book-to-bill ratio.

The Fluid Solutions group had 22% higher sales and 28% earnings growth, producing positive leverage, resulting from strong rail and truck transportation markets, increasing expenditures in hydrocarbon and chemical processing, high utilization at refineries, and strong material commodity prices. The companies in this group have a strong global presence and are leveraging their position to increase their global sourcing activities, as well as their sales and marketing presence in key international markets. Additionally, all of the businesses in this group are reaping the benefits of their well-structured lean initiatives. The acquisition of Almatec in the fourth quarter of 2004 also had a positive impact on group results. Bookings were up 21%, backlog increased 34% and book to bill was 1.06.

The Material Handling group was the most challenged in Resources, but was still able to generate a 3% earnings increase on a 17% sales increase. Those companies serving the automotive industry were negatively impacted by pricing pressures. The balance of the businesses in this group experienced strong market conditions in their construction equipment, military, mobile crane, and aerial lift markets. Ongoing cost reductions, as well as some pricing improvements had a positive impact, but could not fully offset the effect of steel and energy price increases. Bookings rose 11%, backlog grew 33% and the book-to-bill in Material Handling was 1.18.

Systems

	Three Months Ended March 31,
(in thousands, unaudited)	2005	2004	% Change

Net sales	$165,602	$147,631	12%
Earnings	21,223	15,579	36%
Operating margins	12.8%	10.6%
Bookings	168,696	161,214	5%
Book-to-Bill	1.02	1.09
Backlog	139,038	112,500	24%

Systems’ earnings improved by 36% over the same quarter in the prior year and 3% sequentially. Favorable year-over-year earnings improvements of 29% and 32%, respectively, were achieved by both the Food Equipment group and the Packaging Equipment group. Segment margins improved by 2.2 percentage points over the prior year’s first quarter and by 1.1 percentage points over the preceding quarter due to well-executed pricing initiatives and productivity programs. Sales were up 12% year-over-year, reflecting increases in both groups, but down 6% sequentially due to normal quarterly fluctuations. The book-to-bill ratio for the quarter was 1.02 and bookings were up 5% over the prior-year quarter, reflecting increases in both the Food Equipment and Packaging Equipment groups. Backlog was up substantially compared to last year in all operations. Some further improvements in operating performance are expected in the second quarter.

The Food Equipment group had a strong first quarter, with earnings up 29% on a 14% sales increase. Margins improved by 13% over the prior-year first quarter and 21% over the preceding quarter. Supermarket equipment sales and earnings were also up over the prior-year quarter, reflecting strong backlog entering 2005 and the continued strong capital programs of several major customers. Foodservice equipment sales were flat as compared to the previous year, but rose 6% sequentially. Margins on foodservice equipment also improved sequentially, but were below the prior-year level due to material cost increases and increased discounting and rebates. Group bookings were up 6% over the prior year first quarter, backlog grew 23%, primarily as a result of increases in supermarket equipment bookings, and book-to-bill was 1.04.

The Packaging Equipment group’s sales were up 9% compared to the first quarter of 2004 due to increased sales of can necking and trimming equipment, which rose 70%. This increase was partially offset by lower sales of packaging closures and automated packaging systems. Closure systems revenue was down due to slower demand in Europe, but bookings picked up in the last two months of the quarter. Bookings and backlog for automated packaging equipment continued to be slow. Packaging Equipment group earnings were up 32% over the prior year first quarter, but down 12% sequentially. The year-over-year increase was due to strong shipments at the can necking and trimming division. Bookings were up 2%, backlog increased 24% and the book-to-bill ratio for the quarter was .97.

18 of 29

Technologies

	Three Months Ended March 31,
(in thousands, unaudited)	2005	2004	% Change

Net sales	$336,036	$315,244	7%
Earnings	20,941	26,583	-21%
Operating margins	6.2%	8.4%
Bookings	378,448	363,737	4%
Book-to-Bill	1.13	1.15
Backlog	205,430	195,393	5%

Technologies’ results reflect sales, earnings and margin improvements in the Product Identification and Printing group (PIP), which were offset by sales and significant earnings declines in the Circuit Assembly and Test (CAT) group. Based on modest improvements in bookings and backlog, and positive book-to-bill ratios, Technologies is optimistic that the market for production equipment is showing some positive signs of improvement. The markets served by the PIP companies have also seen some favorable indicators in the printing equipment markets, and the acquisition of Datamax late last year is contributing to improving comparisons.

The CAT companies experienced a 7% sales and a 61% earnings decline versus the prior-year period, and a 10% sales and 36% earnings decline compared to the prior quarter, largely due to the significant fall-off in activity in companies serving the back end semiconductor industry. The semiconductor sector experienced strong growth going into 2004, a trend that reversed itself in the third quarter of last year. Given a 13% improvement in bookings over the prior quarter, which were the highest since the second quarter of 2004, a book-to-bill of 1.16, and a 28% increase in backlog over the end of the prior quarter, most of the CAT companies are cautiously optimistic that the second quarter’s results will show improvement, although not to the levels achieved in the second quarter of 2004.

The PIP companies had sales and earnings gains of 43% and 47%, respectively, over the prior year period, largely driven by the impact of the Datamax acquisition completed late in 2004. Compared to the prior year first quarter, bookings were up 34%, backlog grew 21% and the book-to-bill was 1.07, driven both by the Datamax acquisition as well as core growth. For the quarter, the product identification companies showed strong activity in the Americas and Asia, which was somewhat offset by weakness in western European countries. The economic slowdown in key markets, as well as announcements of new product releases and product mix, contributed to lower than expected sales, profits and margins. The package printing equipment companies, however, achieved their best first quarter performance in five years, reflecting strong activity in eastern European markets and specialty printing applications. The PIP group expects improvements in sales, earnings and margins in the second quarter.

Outlook

The strength of the general industrial market and current booking rates should carry into the second quarter. Even though high-energy prices continue to adversely impact a number of our businesses, our companies that serve the oil patch posted substantial gains during the period. The Company is optimistic that the rapid pace of steel price increases may be moderating and that recent price increases by our operating companies are capturing a significant portion of these increased material costs. Global sourcing efforts and relocating resources to lower cost operating locations, which provide the cost improvements needed to drive future growth, continue to be pursued by the majority of our companies. The companies serving the electronics industry continue to make progress in challenging markets.

New Accounting Standards

In November of 2004, the FASB issued SFAS No. 151, “Inventory Costs,” an amendment of ARB No. 43, Chapter 4 “Inventory Pricing.” SFAS No. 151 adopts the IASB view related to inventories that abnormal amounts of idle capacity and spoilage costs should be excluded from the cost of inventory and expensed when incurred. The provisions of SFAS No. 151 are applicable to inventory costs incurred during fiscal years beginning after June 15, 2005. The effect of the adoption of SFAS No. 151 will be immaterial to the Company’s consolidated results of operations, cash flow or financial position.

19 of 29

In December of 2004, the FASB issued SFAS No. 123R, “Share-Based Payment.” SFAS No. 123R revises previously issued SFAS 123 “Accounting for Stock-Based Compensation,” supersedes Accounting Principles Board (APB) Opinion No.25 “Accounting for Stock Issued to Employees,” and amends SFAS Statement No.95 “Statement of Cash Flows.” SFAS No. 123R requires the Company to expense the fair value of employee stock options and other forms of stock-based compensation for the annual periods beginning after June 15, 2005. The cost will be recognized over the period during which an employee is required to provide services in exchange for the award. The share-based award must be classified as equity or as a liability and the compensation cost is measured based on the fair value of the award at the date of the grant. In addition, liability awards will be re-measured at fair value each reporting period. Based on current guidance the Company will begin to expense the fair value of employee stock options and other forms of stock-based compensation in the first quarter of 2006. The effect of the adoption of SFAS No. 123R will not be materially different from the pro-forma results included in Note B Stock-Based Compensation.

Special Notes Regarding Forward Looking Statements

This Quarterly Report on Form 10-Q, particularly “Management’s Discussion and Analysis,” contains forward-looking statements within the meaning of the Securities Act of 1933, as amended, the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. Such statements relate to, among other things, the U.S. and global economies, earnings, cash flow, operating improvements, and industries in which the Company operates, and may be indicated by words or phrases such as “anticipates,” “supports,” “plans,” “projects,” “expects,” “believes”, “should,” “would,” “could,” “hope,” “forecast,” “management is of the opinion,” use of the future tense and similar words or phrases. Such statements may also be made by management orally. Forward-looking statements are subject to inherent uncertainties and risks, including among others: continued events in the Middle East and possible future terrorist threats and their effect on the worldwide economy; economic conditions; increasing price and product/service competition by foreign and domestic competitors including new entrants; technological developments and change which can impact the Company’s Electronics and Technologies segments significantly; the ability to continue to introduce competitive new products and services on a timely, cost-effective basis; changes in the cost or availability of raw materials or energy, particularly steel and other raw materials; changes in customer demand; the extent to which the Company is successful in expanding into new geographic markets, particularly outside of North America; the extent to which the Company is successful in integrating acquired businesses; the relative mix of products and services which impacts margins and operating efficiencies; the achievement of lower costs and expenses; domestic and foreign governmental and public policy changes including environmental regulations and tax policies (including domestic and foreign export subsidy programs, R&E credits and other similar programs, some of which were changed in 2004); unforeseen developments in contingencies such as litigation; protection and validity of patent and other intellectual property rights; the success of the Company’s acquisition program; and the cyclical nature of some of the Company’s businesses. In addition, such statements could be affected by general industry and market conditions and growth rates, and general domestic and international economic conditions including interest rate and currency exchange rate fluctuations. In light of these risks and uncertainties, actual events and results may vary significantly from those included in or contemplated or implied by such statements. Readers are cautioned not to place undue reliance on such forward-looking statements. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

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

20 of 29

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no significant change in the Company’s exposure to market risk during the first three months of 2005. For discussion of the Company’s exposure to market risk, refer to Item 7A, Quantitative and Qualitative Disclosures about Market Risk, contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

Item 4. CONTROLS AND PROCEDURES

At the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective. During the first quarter of 2005, there were no changes in the Company’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. In making its assessment of changes in internal control over financial reporting as of March 31, 2005, management has excluded SSE GmbH, Flexbar, Rasco, Voltronics, US Synthetics, Corning Frequency Control, Almatec, Datamax, Avborne Accessory Group, Rostone, Fas-Co Coders and APG because these companies were acquired in purchase business combinations during the twelve months ended March 31, 2005. These companies are wholly-owned by the Company and their total revenues and assets represent approximately 6.8% and 12.4% of the Company’s consolidated total revenues and assets, respectively, as reflected in its financial statements for the period ended March 31, 2005.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

See Part I, Notes to Condensed Consolidated Financial Statements, Note I.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable.

(b)	Not applicable.

(c)	Dover did not purchase any shares of its stock in the open market in the first quarter of 2005. The shares listed below were acquired by Dover from the holders of its employee stock options when they tendered previously owned shares as full or partial payment of the exercise price of such stock options. These shares are applied against the exercise price at market price on the date of exercise. The following table depicts the purchase of these shares:

21 of 29

				(d) Maximum Number (or
			(c) Total Number of	Approximate Dollar
			Shares Purchased as	Value) of Shares that
	(a) Total Number		Part of Publicly	May Yet Be Purchased
	of Shares	(b) Average Price	Announced Plans or	under the Plans or
Period	Purchased	Paid per Share	Programs	Programs

January 1 to January 31, 2005	33,469	$38.74	Not applicable	Not applicable

February 1 to February 28, 2005	1,339	$38.23	Not applicable	Not applicable

March 1 to March 31, 2005	98,304	$37.97	Not applicable	Not applicable

For First Quarter 2005	133,112	$38.17	Not applicable	Not applicable

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the quarter ended March 31, 2005. At the Annual Meeting of Stockholders of Dover Corporation held on April 19, 2005, the following matter set forth in the Company’s Proxy Statement dated March 14, 2005, which was filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, was voted upon with the results indicated below.

The nominees listed below were elected directors for a one-year term ending at the 2006 Annual Meeting with the respective votes set forth opposite their names:

	Votes For	Votes Withheld

David H. Benson	152,780,693	21,167,559
Robert W. Cremin	172,073,680	1,874,572
Jean-Pierre M. Ergas	171,550,600	2,397,652
Kristiane C. Graham	172,086,055	1,862,197
Ronald L. Hoffman	171,785,566	2,162,686
James L. Koley	170,350,726	3,597,526
Richard K. Lochridge	171,314,534	2,633,718
Thomas L. Reece	171,723,415	2,224,837
Bernard G. Rethore	170,355,516	3,592,736
Michael B. Stubbs	164,500,022	9,448,230
Mary A. Winston	170,961,804	2,986,448

Item 5. Other Information

(a)	None.

(b)	None.

22 of 29

Item 6. Exhibits

10.1	Summary of 2005 Named Executive Officer Salaries

31.1	Certificate pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, signed and dated by Robert G. Kuhbach.

31.2	Certificate pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, signed and dated by Ronald L. Hoffman.

32	Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed and dated by Ronald L. Hoffman and Robert G. Kuhbach.

23 of 29

Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

DOVER CORPORATION

Date: April 29, 2005	/s/ Robert G. Kuhbach

Robert G. Kuhbach, Vice President, Finance, Chief Financial Officer & Treasurer (Principal Financial Officer)

Date: April 29, 2005	/s/ Raymond T. McKay

Raymond T. McKay, Jr., Vice President, Controller (Principal Accounting Officer)

24 of 29

EXHIBIT INDEX

10.1	Summary of 2005 Named Executive Officer Salaries

31.1	Certificate pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, signed and dated by Robert G. Kuhbach.

31.2	Certificate pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 as amended, signed and dated by Ronald L. Hoffman.

32	Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed and dated by Ronald L. Hoffman and Robert G. Kuhbach.

25 of 29