Form 10-Q
period 2005-06-30
DOVER CORP
filed 2005-07-29
CIK 29905

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
Quarterly Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2005	Commission File No. 1-4018
DOVER CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State of Incorporation)	53-0257888 (I.R.S. Employer Identification No.)

280 Park Avenue, New York, NY (Address of principal executive offices)	10017 (Zip Code)
Registrant’s telephone number, including area code: (212) 922-1640
Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ☑    No ☐
Indicate by checkmark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Securities Exchange Act). Yes ☑    No ☐
The number of shares outstanding of the Registrant’s common stock as of July 21, 2005 was 202,493,696.

Dover Corporation
Index
Form 10-Q
(All other schedules are not required and have been omitted)

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
DOVER CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(unaudited) (in thousands, except per share figures)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net sales	$1,584,485	$1,365,719	$3,022,104	$2,595,878
Cost of sales	1,041,320	889,226	1,987,305	1,689,757

Gross profit	543,165	476,493	1,034,799	906,121
Selling and administrative expenses	361,402	307,978	708,217	606,461

Operating profit	181,763	168,515	326,582	299,660

Interest expense, net	15,202	15,324	31,348	30,004
All other income, net	(7,281)	(189)	(11,739)	(198)

Total	7,921	15,135	19,609	29,806

Earnings from continuing operations, before taxes on income	173,842	153,380	306,973	269,854
Federal and other taxes on income	50,324	45,332	84,093	78,849

Net earnings from continuing operations	123,518	108,048	222,880	191,005

Net earnings from discontinued operations	49,683	4,216	48,455	4,371

Net earnings	$173,201	$112,264	$271,335	$195,376

Basic earnings per common share:
- Continuing operations	$0.61	$0.53	$1.10	$0.94
- Discontinued operations	0.24	0.02	0.23	0.02

- Net earnings	$0.85	$0.55	$1.33	$0.96

Diluted earnings per common share:
- Continuing operations	$0.61	$0.53	$1.09	$0.93
- Discontinued operations	0.24	0.02	0.24	0.02

- Net earnings	$0.85	$0.55	$1.33	$0.95

Weighted average number of common shares outstanding during the period:

Basic	202,959	203,263	203,303	203,176
Diluted	203,984	204,787	204,417	204,774
The computations of basic and diluted earnings per share from continuing operations were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Numerator:
Net earnings from continuing operations available to common stockholders	$123,518	$108,048	$222,880	$191,005

Denominator:
Basic weighted average shares	202,959	203,263	203,303	203,176
Dilutive effect of assumed exercise of employee stock options	1,025	1,524	1,114	1,598

Denominator:
Diluted weighted average shares	203,984	204,787	204,417	204,774

Basic earnings per share from continuing operations	$0.61	$0.53	$1.10	$0.94

Diluted earnings per share from continuing operations	$0.61	$0.53	$1.09	$0.93

Shares excluded from dilutive effect due to exercise price exceeding average market price of common stock	8,906	3,909	8,357	3,387
See Notes to Condensed Consolidated Financial Statements

1 of 23

DOVER CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited) (in thousands)

	June 30, 2005	December 31, 2004
Assets:
Current assets:
Cash and equivalents	$399,671	$356,932
Receivables, net	970,425	903,554
Inventories, net	795,032	771,811
Deferred tax and other current assets	126,680	103,430

Total current assets	2,291,808	2,135,727

Property, plant and equipment, net	741,552	749,646
Goodwill	2,148,355	2,124,905
Intangible assets, net	536,884	528,639
Other assets and deferred charges	202,680	195,616
Assets of discontinued operations	11,244	54,845

Total assets	$5,932,523	$5,789,378

Liabilities:
Current liabilities:
Short-term debt and commercial paper	$380,710	$339,265
Accounts payable	411,808	360,370
Accrued expenses	444,046	468,055
Federal and other taxes on income	189,806	177,702

Total current liabilities	1,426,370	1,345,392

Long-term debt	751,651	753,063
Deferred income taxes	317,758	296,854
Other deferrals (principally compensation)	245,972	246,330
Liabilities of discontinued operations	23,176	32,248

Stockholders’ equity:
Total stockholders’ equity	3,167,596	3,115,491

Total liabilities and stockholders’ equity	$5,932,523	$5,789,378

DOVER CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(unaudited) (in thousands)

			Accumulated
	Common	Additional	Other			Total
	Stock	Paid-In	Comprehensive	Retained	Treasury	Stockholders’
	$1 Par Value	Capital	Earnings (Loss)	Earnings	Stock	Equity

Balance as of December 31, 2004	$239,015	$98,979	$192,029	$3,628,715	$(1,043,247)	$3,115,491
Net earnings	—	—	—	271,335	—	271,335
Dividends paid	—	—	—	(64,987)	—	(64,987)
Common stock issued for options exercised	384	10,519	—	—	—	10,903
Stock acquired	—	—	—	—	(51,063)	(51,063)
Translation of foreign financial statements	—	—	(113,391)	—	—	(113,391)
Unrealized holding losses, net of tax	—	—	(692)	—	—	(692)

Balance as of June 30, 2005	$239,399	$109,498	$77,946	$3,835,063	$(1,094,310)	$3,167,596

Preferred Stock, $100 par value sper share. 100,000 share authorized; none issued.
Dividends paid per share for the three and six months ended June 30, 2005 and 2004 were $0.16 and $0.32, and $0.15 and $0.30, respectively.
See Notes to Condensed Consolidated Financial Statements

2 of 23

DOVER CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited) (in thousands)

	Six Months Ended June 30,
	2005	2004
Operating Activities:
Net earnings	$271,335	$195,376

Adjustments to reconcile net earnings to net cash from operating activities:
Net earnings from discontinued operations	(48,455)	(4,371)
Depreciation and amortization	84,377	75,016
Changes in current assets and liabilities (excluding effects of acquisitions, dispositions and foreign exchange):
Increase in accounts receivable	(97,072)	(139,341)
Increase in inventories	(29,922)	(75,230)
Increase in prepaid expenses & other assets	(5,045)	(5,520)
Increase in accounts payable	65,317	73,208
Increase (decrease) in accrued expenses	(14,226)	43,767
Increase in accrued federal and other taxes payable	15,882	30,836

Net increase in current assets and liabilities	(65,066)	(72,280)
Net (increase) decrease in non-current assets & liabilities	(10,295)	17,278

Total adjustments	(39,439)	15,643

Net cash provided by operating activities	231,896	211,019

Investing Activities:
Proceeds from the sale of property and equipment	4,846	6,937
Additions to property, plant and equipment	(68,324)	(47,462)
Proceeds from sale of discontinued businesses	95,943	22,313
Acquisitions (net of cash and cash equivalents acquired)	(117,858)	(83,563)

Net cash used in investing activities	(85,393)	(101,775)

Financing Activities:
Increase (decrease) in debt, net	38,878	(52,043)
Purchase of treasury stock	(51,063)	(4,639)
Proceeds from exercise of stock options	8,380	10,128
Dividends to stockholders	(64,987)	(60,972)

Net cash used in financing activities	(68,792)	(107,526)

Effect of exchange rate changes on cash	(28,366)	(7,228)

Cash provided by (used in) discontinued operations	(6,606)	5,781

Net increase in cash and cash equivalents	42,739	271
Cash and cash equivalents at beginning of period	356,932	370,177

Cash and cash equivalents at end of period	$399,671	$370,448

See Notes to Condensed Consolidated Financial Statements

3 of 23

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
NOTE A — Basis of Presentation
The accompanying unaudited condensed consolidated financial statements, in accordance with Securities and Exchange Commission (“SEC”) rules, do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements and should be read in conjunction with the Company’s consolidated financial statements included in the Annual Report on our Form 10-K for the year ended December 31, 2004, filed with the SEC. It is the opinion of the Company’s management that all adjustments necessary for a fair presentation of the interim results have been reflected therein. The results of operations of any interim period are not necessarily indicative of the results of operations for the fiscal year. Certain amounts in prior years have been reclassified to conform to the current presentation.
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
NOTE B — Stock-Based Compensation
The Company has long-term incentive plans authorizing various types of market and performance based incentive awards that may be granted to officers and employees. Statement of Financial Accounting Standards (“SFAS”) No. 123 and SFAS No. 148 “Accounting for Stock-Based Compensation,” allow companies to measure compensation costs in connection with employee share option plans using a fair value based method or to continue to use an intrinsic value based method as defined by APB No. 25 “Accounting for Stock Issued to Employees.” The Company accounts for stock-based compensation under APB 25, and does not recognize stock-based compensation expense upon the grant of its stock options because the option terms are fixed and the exercise price equals the market price of the underlying stock on the grant date. All granted stock options have a term of ten years and cliff vest after three years.
The following table illustrates the effect on net earnings and basic and diluted earnings per share if the Company had recognized compensation expense upon grant of the options, based on the Black-Scholes option pricing model:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share figures)	2005	2004	2005	2004

Net earnings, as reported	$173,201	$112,264	$271,335	$195,376
Deduct:
Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax effects	(4,735)	(4,519)	(9,398)	(9,168)

Pro forma net earnings	$168,466	$107,745	$261,937	$186,208

Earnings per share:
Basic-as reported	$0.85	$0.55	$1.33	$0.96
Basic-pro forma	0.83	0.53	1.29	0.92

Diluted-as reported	$0.85	$0.55	$1.33	$0.95
Diluted-pro forma	0.83	0.53	1.28	0.91

4 of 23

NOTE C — Acquisitions
The Company completed five acquisitions during the first six months of 2005 one of which was during the second quarter. During the first six months of 2004, the Company completed four acquisitions, all in the second quarter. The acquisitions have been appropriately accounted for under SFAS 141 “Business Combinations.” Accordingly, the accounts of the acquired companies, after adjustments to reflect fair market values assigned to assets and liabilities, have been included in the consolidated financial statements from their respective dates of acquisitions. The 2005 acquisitions are wholly owned and had an aggregate cost of approximately $119 million, including cash, at the date of acquisition.
2005 Acquisitions

Date	Type	Acquired Companies	Location (Near)	Segment	Operating Company

7-Jun	Stock	C-Tech Energy Services Inc.	Edmonton, Alberta	Resources	Energy Products Group
Manufacturer of continuous rod technology for oil and gas production.

2-Mar	Asset	APG	Longmont, Colorado	Technologies	ECT
Manufacturer of test fixtures for loaded circuit board testing.

23-Feb	Stock	Fas-Co Coders, Inc.	Phoenix, Arizona	Technologies	Imaje
Integrator of high resolution carton printers.

21-Feb	Asset	Rostone (Reunion Industries)	Lafayette, Indiana	Electronics	Kurz-Kasch
Manufacturer of thermo set specialty plastics.

18-Jan	Asset	Avborne Accessory Group, Inc.	Miami, Florida	Diversified	Sargent
Maintenance, repair, and overhaul of commercial, military and business aircraft.
The following unaudited pro forma information presents the results of operations of the Company for the three- and six-month periods ending June 30, 2005 and 2004 as if the 2005 and 2004 acquisitions had taken place on January 1, 2004.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share figures)	2005	2004	2005	2004

Net sales from continuing operations:
As reported	$1,584,485	$1,365,719	$3,022,104	$2,595,878
Pro forma	1,586,340	1,467,155	3,032,680	2,810,597
Net earnings from continuing operations:
As reported	$123,518	$108,048	$222,880	$191,005
Pro forma	123,458	114,851	223,511	206,908
Basic earnings per share from continuing operations:
As reported	$0.61	$0.53	$1.10	$0.94
Pro forma	0.61	0.57	1.10	1.02
Diluted earnings per share from continuing operations:
As reported	$0.61	$0.53	$1.09	$0.93
Pro forma	0.61	0.56	1.09	1.01

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

5 of 23

NOTE D — Inventory
Summary by Components

	June 30,	December 31,
(in thousands)	2005	2004

Raw materials	$354,641	$366,429
Work in progress	217,172	207,335
Finished goods	267,928	239,993

Total	839,741	813,757
Less LIFO reserve	(44,709)	(41,946)

Net amount per balance sheet	$795,032	$771,811

NOTE E — Property, Plant and Equipment
Summary by Components

	June 30,	December 31,
(in thousands)	2005	2004

Land	$59,651	$61,485
Buildings	493,373	498,431
Machinery and equipment	1,522,613	1,499,260
Less accumulated depreciation	(1,334,085)	(1,309,530)

Net amount per balance sheet	$741,552	$749,646

NOTE F — Goodwill and Other Intangible Assets
Dover is continuing to evaluate the initial purchase price allocations of certain acquisitions and will adjust the allocations as additional information relative to the fair values of the assets and liabilities of the businesses becomes known. The Company is also in the process of obtaining appraisals of tangible and intangible assets for certain acquisitions. The following table provides the changes in carrying value of goodwill by market segment through the six months ended June 30, 2005:

	Balance as of	Goodwill from	Other (primarily	Balance as of
(in thousands)	December 31, 2004	Acquisitions	currency translation)	June 30, 2005

Diversified	$223,601	$61,659	$(2,135)	$283,125
Electronics	161,118	(4,729)	(808)	155,581
Industries	264,051	0	(1,597)	262,454
Resources	626,909	159	(6,568)	620,500
Systems	164,333	0	(2,244)	162,089
Technologies	684,893	4,357	(24,644)	664,606

Total	$2,124,905	$61,446	$(37,996)	$2,148,355

6 of 23

The following table provides the gross carrying value and accumulated amortization for each major class of intangible asset:

	June 30, 2005		December 31, 2004
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
(in thousands)	Amount	Amortization	Amount	Amortization
Trademarks	$30,110	$11,777	$30,084	$11,084
Patents	99,668	56,422	96,073	60,231
Customer Intangibles	190,468	22,640	176,984	15,219
Unpatented Technologies	102,719	31,139	101,228	28,521
Non-Compete Agreements	7,901	6,753	9,395	7,853
Drawings & Manuals	5,942	3,371	5,989	2,722
Distributor Relationships	38,300	2,681	38,300	1,915
Other (primarily minimum pension liability)*	59,489	11,788	55,269	5,978

Total Amortizable Intangible Assets	534,597	146,571	513,322	133,523

Total Indefinite-Lived Trademarks	148,858	—	148,840	—

Total	$683,455	$146,571	$662,162	$133,523

*	Intangible asset balance related to minimum pension liability requirements for the Company’s Supplemental Executive Retirement Plan liability.
NOTE G — Discontinued Operations
During the second quarter of 2005, Dover discontinued Hydratight Sweeney, a business in the Diversified segment, which was sold on May 17, 2005. The net gain on the sale of Hydratight Sweeney of $46.9 million or $0.23 per diluted share along with the income from operations, were partially offset by losses related to businesses discontinued in previous periods and resulted in net earnings from discontinued operations of $49.7 million.
During the first quarter of 2005, Dover discontinued one business from the Industries segment which was subsequently sold on April 1, 2005. The write-down of the carrying value of the entity to fair market value was partially offset by a small gain for a business discontinued in a previous period and resulted in a net loss on discontinued operations of $1.2 million.
During the second quarter of 2004, Dover sold two previously discontinued businesses from the Diversified segment. Earnings from discontinued operations during the second quarter and first six months of 2004 primarily relate to the disposition of discontinued operations. Discontinued operations did not have a material financial impact on any period presented.
Cash proceeds from the sale of discontinued operations during the first six months of 2005 and 2004 were $95.9 million and $22.3 million, respectively.
NOTE H — Debt
Dover’s long-term notes with a book value of $1,002.9 million, of which $251.2 million matures in the current year, had a fair value of approximately $1,096.0 million at June 30, 2005. The estimated fair value of the Company’s long-term notes is based on quoted market prices for similar issues.
During the second quarter of 2005 Dover terminated an interest rate swap with a notional amount of $50.0 million for an immaterial gain, which is being amortized over the remaining term of the debt issuance. This interest rate swap was designated as a fair value hedge of the Company’s 6.25% Notes, due June 1, 2008.
There are presently two interest rate swap agreements outstanding for a total notional amount of $100.0 million, designated as fair value hedges of part of the Company’s $150.0 million 6.25% Notes due on June 1, 2008, to exchange fixed-rate interest for variable-rate. The swap agreements have reduced the effective interest rate on the notes to 4.69%.

7 of 23

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
Estimated warranty program claims are provided for at the time of sale. Amounts provided for are based on historical costs and adjusted new claims. The changes in carrying amount of product warranties through June 30, 2005 and 2004 are as follows:

(in thousands)	2005	2004

Beginning Balance January 1,	$46,761	$36,598
Provision for warranties	12,093	13,325
Settlements made	(12,568)	(10,850)
Other adjustments	(702)	(236)

Ending Balance June 30,	$45,584	38,837

NOTE J — Employee Benefit Plans
The following table sets forth the components of the Company’s net periodic expense for the three and six months ended June 30, 2005 and 2004:

	Retirement Plan Benefits		Post Retirement Benefits
	Three Months Ended June 30,		Three Months Ended June 30,
(in thousands)	2005	2004	2005	2004

Expected return on plan assets	$6,408	$6,877	$—	$—
Benefits earned during period	(3,897)	(3,358)	(98)	(229)
Interest accrued on benefit obligation	(5,866)	(5,654)	(341)	(559)
Amortization
Prior service cost	(1,769)	(1,223)	21	(228)
Unrecognized actuarial losses	(1,334)	(936)	(25)	(39)
Transition	260	268	—	—

Net periodic expense	$(6,198)	$(4,026)	$(443)	$(1,055)

	Retirement Plan Benefits		Post Retirement Benefits
	Six Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2005	2004	2005	2004

Expected return on plan assets	$12,816	$13,754	$—	$—
Benefits earned during period	(7,794)	(6,716)	(196)	(458)
Interest accrued on benefit obligation	(11,732)	(11,308)	(682)	(1,118)
Amortization
Prior service cost	(3,538)	(2,446)	42	(456)
Unrecognized actuarial losses	(2,668)	(1,872)	(50)	(78)
Transition	520	536	—	—

Net periodic expense	$(12,396)	$(8,052)	$(886)	$(2,110)

The Company does not anticipate making any employer discretionary contributions to defined benefit plan assets during the year ending December 31, 2005.

8 of 23

NOTE K — New Accounting Standards
In May 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”), which replaces Accounting Principles Board Opinion (“APB”) No. 20 “Accounting Changes,” and SFAS No. 3 “Reporting Accounting Changes in Interim Financial Statements.” SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle, and applies to all voluntary changes in accounting principles, as well as changes required by an accounting pronouncement in the unusual instance that it does not include specific transition provisions. Specifically, SFAS 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine the period-specific effects or the cumulative effect of the change. SFAS 154 does not change the transition provisions of any existing pronouncement. SFAS 154 is effective for the Company for all accounting changes and corrections of errors made beginning January 1, 2006.
In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”). FIN 47 clarifies that a conditional asset retirement obligation, as used in SFAS No. 143, “Accounting for Asset Retirement Obligations,” refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. FIN 47 is effective for the Company no later than the end of the 2005. The effect of FIN 47 will be immaterial to the Company’s consolidated results of operations, cash flows or financial position.
In December of 2004, the FASB issued SFAS No. 123R, “Share-Based Payment” (“SFAS 123R”). SFAS No. 123R revises previously issued SFAS 123 “Accounting for Stock-Based Compensation,” supersedes APB No.25 “Accounting for Stock Issued to Employees,” and amends SFAS Statement No. 95 “Statement of Cash Flows.” SFAS 123R requires the Company to expense the fair value of employee stock options and other forms of stock-based compensation for the annual periods beginning after June 15, 2005. The cost will be recognized over the period during which an employee is required to provide services in exchange for the award. The share-based award must be classified as equity or as a liability and the compensation cost is measured based on the fair value of the award at the date of the grant. In addition, liability awards will be re-measured at fair value each reporting period. Based on current guidance the Company will begin to expense the fair value of employee stock options and other forms of stock-based compensation in the first quarter of 2006. The effect of the adoption of SFAS 123R will not be materially different from the pro-forma results included in Note B — Stock-Based Compensation.
In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary assets, an amendment of APB No. 29, Accounting for Nonmonetary Transactions” (“SFAS 153”). The amendments made by SFAS 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. The statement is effective for the Company beginning July 1, 2005 and shall be applied prospectively. The effect of the adoption of SFAS 153 will be immaterial to the Company’s consolidated results of operations, cash flows or financial position.
In November of 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of Accounting Research Bulletin No. 43, Chapter 4” (“SFAS 151”). SFAS 151 requires that abnormal amounts of idle capacity and spoilage costs should be excluded from the cost of inventory and expensed when incurred. The provisions of SFAS 151 are applicable to inventory costs incurred by the Company beginning January 1, 2006. The effect of the adoption of SFAS 151 will be immaterial to the Company’s consolidated results of operations, cash flow or financial position.

9 of 23

NOTE L — Comprehensive Income
Comprehensive income was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2005	2004	2005	2004

Net Income	$173,201	$112,264	$271,335	$195,376

Foreign Currency Translation adjustment	(63,945)	(5,566)	(113,391)	(28,362)
Unrealized holding losses, net of tax	(236)	(323)	(279)	(407)
Derivative cash flow hedges	(413)	—	(413)	—

Comprehensive Income	$108,607	$106,375	$157,252	$166,607

NOTE M — Segment Information
The Company has six reportable segments which are based on the management reporting structure used to evaluate performance. Segment information is as follows:
MARKET SEGMENT RESULTS
(unaudited) (in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
NET SALES
Diversified	$227,294	$181,949	$438,807	$354,635
Electronics	141,487	113,261	277,085	223,633
Industries	235,568	210,201	455,247	405,804
Resources	394,248	315,610	765,904	606,403
Systems	188,617	159,031	354,219	306,662
Technologies	399,977	387,971	736,013	703,215
Intramarket eliminations	(2,706)	(2,304)	(5,171)	(4,474)

Net sales	$1,584,485	$1,365,719	$3,022,104	$2,595,878

EARNINGS FROM CONTINUING OPERATIONS

Diversified	$26,836	$21,693	$49,884	$42,736
Electronics	13,174	10,383	23,508	21,486
Industries	28,190	26,222	53,410	47,254
Resources	66,710	55,081	130,478	102,661
Systems	23,424	15,913	44,648	31,492
Technologies	45,707	53,120	66,648	79,398

Subtotal continuing operations	204,041	182,412	368,576	325,027
Corporate expense/other	(14,998)	(13,708)	(30,255)	(25,169)
Net interest expense	(15,201)	(15,324)	(31,348)	(30,004)

Earnings from continuing operations,
before taxes on income	173,842	153,380	306,973	269,854
Federal and other taxes on income	50,324	45,332	84,093	78,849

Net earnings from continuing operations	$123,518	$108,048	$222,880	$191,005

10 of 23

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Refer to the section entitled “Special Notes Regarding Forward Looking Statements” for a discussion of factors that could cause actual results to differ from the forward looking statements contained below and throughout this quarterly report.
Dover Corporation (the “Company”) is a multinational, diversified manufacturing corporation comprised of 48 stand-alone operating companies which manufacture a broad range of specialized industrial products and sophisticated manufacturing equipment. The Company also provides some engineering and testing services, which are not significant in relation to consolidated revenue. The Company’s operating companies are based primarily in the United States of America and Europe. The Company reports its results in six segments and discusses its operations in 13 groups.
(1) FINANCIAL CONDITION:
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
The Company’s cash and cash equivalents of $399.7 million at June 30, 2005 increased from the December 31, 2004 balance of $356.9 million. Cash and cash equivalents were invested in highly liquid investment grade money market instruments with a maturity of 90 days or less.
The following table is derived from the Condensed Consolidated Statements of Cash Flows:

	Six Months Ended June 30,
Cash Flows from Continuing Operations (in thousands, unaudited)	2005	2004

Cash flows provided by operating activities	$231,896	$211,019
Cash flows used in investing activities	(85,393)	(101,775)
Cash flows used in financing activities	(68,792)	(107,526)

Cash flow provided by operating activities for the first six months of 2005 increased $20.9 million from $211.0 million in the prior year period. Increases in cash flows provided by operations were primarily due to increased net earnings which were partially offset by changes in net tax payments of $34.3 million over the same period last year and higher benefits and compensation payouts in 2005.
The level of cash used in investing activities for the first six months of 2005 decreased $16.4 million compared to the prior year period, largely reflecting an increase in proceeds from dispositions, partially offset by higher than prior year acquisition and capital expenditure activity. Acquisition expenditures for the first six months of 2005 increased $34.3 million to $117.9 million from $83.6 million in the prior year period. Capital expenditures in the first six months of 2005 increased $20.9 million to $68.3 million as compared to $47.5 million in the prior year period due to investments in plant expansions, plant machinery and information systems. Proceeds from sales of discontinued businesses in the first six months of 2005 increased $73.6 million from $22.3 million of proceeds in the prior year period. The Company currently anticipates that any additional acquisitions made during 2005 will be funded from available cash and internally generated funds and, if necessary, through the issuance of commercial paper, established lines of credit or public debt markets.
Cash used in financing activities for the first six months of 2005 decreased $38.7 million to $68.8 million. Net cash used in financing activities during the first six months of 2005 primarily reflected an increase in borrowings which was used to fund the majority of our $46.0 million open market treasury stock buyback.
Operational working capital (calculated as accounts receivable, plus inventory, less accounts payable) increased from the prior year period by $38.7 million or 3% to $1,353.6 million, primarily driven by increases in receivables of $66.9 million and increases in inventory of $23.2 million, offset by increases in

11 of 23

payables of $51.4 million. Excluding the impact of changes in foreign currency of $44.0 million and acquisitions of $26.5 million, operational working capital increased approximately 4% when compared to the prior year period. The Company continues to focus on working capital management.
In addition to measuring its cash flow generation and usage based upon the operating, investing and financing classifications included in the Condensed Consolidated Statement of Cash Flow, the Company also measures free cash flow. Management believes that free cash flow is an important measure of operating performance because it provides both management and investors a measurement of cash generated from operations that is available to fund acquisitions, pay dividends, repay debt and repurchase the Company’s common stock. Dover’s free cash flow for the six months ended June 30, 2005, was essentially flat compared to the prior year period, driven primarily by the increase of net tax funding of $34.3 million and higher benefits and compensation payouts in 2005 which were offset by higher earnings for the six months ended June 2005.
The following table is a reconciliation of free cash flow with cash flows from operating activities:

	Six Months Ended June 30,
Free Cash Flow (in thousands, unaudited)	2005	2004

Cash flow provided by operating activities	$231,896	$211,019
Less: Capital expenditures	(68,324)	(47,462)

Free cash flow	$163,572	$163,557

The Company utilizes the total debt and net debt-to-total-capitalization calculations to assess its overall financial leverage and capacity and believes the calculations are useful to its stakeholders for the same reason. The following table provides a reconciliation of total debt and net debt to total capitalization to the most directly comparable GAAP measures:

	June 30,	December 31,
Net Debt to Total Capitalization Ratio (in thousands, unaudited)	2005	2004

Current maturities of long-term debt	$251,215	$252,677
Commercial paper and other short-term debt	129,495	86,588
Long-term debt	751,651	753,063

Total debt	1,132,361	1,092,328
Less: Cash and cash equivalents	399,671	356,932

Net debt	732,690	735,396
Add: Stockholders’ equity	3,167,596	3,115,491

Total capitalization	$3,900,286	$3,850,887
Net debt to total capitalization	18.8%	19.1%

The total debt level of $1,132.4 million as of June 30, 2005 increased from December 31, 2004 as a result of an increase of $42.9 million in borrowings of short-term commercial paper. Net debt as of June 30, 2005, decreased $2.7 million primarily as a result of increased cash from operations offset by higher capital expenditures. The net debt-to-total capitalization ratio decreased to 18.8% during the period.
Dover’s long-term notes with a book value of $1,002.9 million, of which $251.2 million matures in the current year, had a fair value of approximately $1,096.0 million at June 30, 2005. The estimated fair value of the Company’s long-term notes is based on quoted market prices for similar issues.
During the first quarter of 2005 Dover terminated an interest rate swap with a notional amount of $50.0 million for an immaterial gain, which is being amortized over the remaining term of the debt issuance. This interest rate swap was designated as a fair value hedge of the Company’s 6.25% Notes due June 1, 2008.
There are presently two interest rate swap agreements outstanding for a total notional amount of $100.0 million, designated as fair value hedges of part of the Company’s $150.0 million 6.25% Notes due on June 1, 2008, to exchange fixed-rate interest for variable-rate. The swap agreements have reduced the effective interest rate on the notes to 4.69%.
There is no hedge ineffectiveness, and the fair value of the interest rate swaps outstanding as of June 30, 2005 was determined through market quotation.

12 of 23

(2) RESULTS OF OPERATIONS:
Three and Six Months Ended June 30, 2005, Compared with Three and Six Months Ended June 30, 2004
Gross Profit

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands, unaudited)	2005	2004	% Change	2005	2004	% Change

Net sales	$1,584,485	$1,365,719	16%	$3,022,104	$2,595,878	16%
Cost of sales	1,041,320	889,226	17%	1,987,305	1,689,757	18%
Gross profit	543,165	476,493	14%	1,034,799	906,121	14%
Gross profit margin	34.3%	34.9%		34.2%	34.9%

Sales in the second quarter of 2005 increased 16% or $218.8 million from the comparable 2004 period, driven by increases of $78.6 million at Resources, $45.3 million at Diversified, $29.6 at Systems, $28.2 million at Electronics, $25.4 million at Industries, and $12.0 million at Technologies. Sales would have increased 14% to $1,558.8 million if 2004 foreign currency translation rates were applied to 2005 results. Acquisitions completed subsequent to the second quarter of 2004 contributed $93.6 million to consolidated sales during the quarter ended June 30, 2005. Gross profit margin decreased slightly from the comparable 2004 period.
Sales for the six months of 2005 increased 16% or $426.2 million from the comparable 2004 period, driven by increases of $159.5 million at Resources, $84.2 million at Diversified, $53.5 at Electronics, $49.4 million at Industries, $47.6 million at Systems, and $32.8 million at Technologies. Sales would have increased 15% to $2,978.1 million if 2004 foreign currency translation rates were applied to 2005 results. Acquisitions completed subsequent to the second quarter of 2004 contributed $179.3 million to consolidated sales during the six months ended June 30, 2005. Gross profit margin decreased slightly from the comparable 2004 period.
Selling and Administrative Expenses
Selling and administrative expenses for the second quarter of 2005 increased $53.4 million from the comparable 2004 period, primarily due to increased sales activity, while selling and administrative expenses as a percentage of sales remained essentially flat.
Selling and administrative expenses for the first six months of 2005 increased $101.8 million from the comparable 2004 period, primarily due to increased sales activity, while selling and administrative expenses as a percentage of sales remained essentially flat.
Interest and Other (Income) Expense

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands, unaudited)	2005	2004	% Change	2005	2004	% Change

Interest expense, net	$15,202	$15,324	-1%	$31,348	$30,004	4%
All other income, net	(7,281)	(189)		(11,739)	(198)

Net interest expense for the second quarter of 2005 remained essentially flat when compared to the prior year. Net interest expense for the first six months of 2005 increased $1.3 million, primarily due to an increase in commercial paper borrowings. Other Income of $7.3 million and $11.7 million for the three and six months ended June 30, 2005, respectively, primarily results from the effects of foreign exchange fluctuations on assets and liabilities denominated in currencies other than the functional currency.

13 of 23

Income Taxes
The effective tax rate for continuing operations for the second quarter and first six months of 2005 were 28.9% and 27.4%, respectively, compared to last year’s second quarter tax rate of 29.6% and first six months tax rate of 29.2%. A $5.5 million tax benefit, or a 4.1% tax rate reduction, was recognized during the first quarter of 2005 as a result of a favorable United States Tax Court decision related to a 1997 income tax return position. The tax reserve related to this transaction was no longer required since the Tax Court decision became final during the first quarter and can no longer be appealed. The benefit of this discrete item did not affect the second quarter effective tax rate which saw a slight increase due to the 20% reduction in tax benefits relating to U.S. export sales caused by the American Jobs Creation Act of 2004.
Net Earnings
Net earnings from continuing operations for the second quarter of 2005 were $123.5 million or $0.61 per diluted share compared to $108.0 million or $0.53 per diluted share from continuing operations in the comparable 2004 period.
Net earnings from continuing operations for the first six months of 2005 were $222.9 million or $1.09 per diluted share compared to $191.0 million or $0.93 per diluted share from continuing operations in the comparable 2004 period.
Discontinued Operations
During the second quarter of 2005, Dover discontinued Hydratight Sweeney a business in the Diversified segment which was sold on May 17, 2005. The gain on the carrying value of Hydratight Sweeney of $46.9 million or $0.23 per diluted share along with the income from operations, were partially offset by losses related to businesses discontinued in previous periods and resulted in net earnings from discontinued operations of $49.7 million.
During the first quarter of 2005, Dover discontinued one business from the Industries segment which was subsequently sold on April 1, 2005. The write-down of the carrying value of the entity to fair market value was partially offset by a small gain for a business discontinued in a previous period and resulted in a net loss on discontinued operations of $1.2 million.
During the second quarter of 2004, Dover sold two previously discontinued businesses from the Diversified segment. Earnings from discontinued operations during the second quarter and first six months of 2004 primarily relate to the disposition of discontinued operations. Discontinued operations did not have a material financial impact on any period presented.
Cash proceeds from the sale of discontinued operations during the first six months of 2005 and 2004 were $95.9 million and $22.3 million, respectively.

14 of 23

MARKET SEGEMENT RESULTS OF OPERATIONS
Diversified

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands, unaudited)	2005	2004	% Change	2005	2004	% Change

Net sales	$227,294	$181,949	25%	$438,807	$354,635	24%
Earnings	26,836	21,693	24%	49,884	42,736	17%
Operating margins	11.8%	11.9%		11.4%	12.1%
Bookings	232,926	185,538	26%	491,882	391,444	26%
Book-to-Bill	1.02	1.02		1.12	1.10
Backlog				340,367	258,584	32%

For the quarter, Diversified sales and earnings increased, reflecting improvements at both Industrial Equipment and Process Equipment. Strong bookings generated a record backlog, driven by the aerospace, defense, and heat exchanger markets.
Industrial Equipment sales were up 32% over the prior year quarter, primarily due to the commercial aerospace and construction markets. Earnings increased 22% as a result of higher margins on incremental sales, partially offset by higher material costs, product mix, and Avborne acquisition and integration costs. Bookings increased 19%, generating a book-to-bill ratio of 0.96, and backlog increased 30%.
For the quarter, Process Equipment sales and earnings increased 16% and 27%, respectively, aided by higher volume as a result of demand from the oil and gas markets, pricing, productivity gains and reduced headcount. Bookings increased 35%, backlog grew 34% and the book-to-bill ratio was 1.12.
For the six months ended June 30, 2005, Diversified sales, bookings and earnings increases reflected improvements at both Industrial Equipment and Process Equipment. Industrial equipment had sales and earnings increases of 31% and 13%, respectively. Bookings increased 30% and the book-to-bill ratio was 1.12. Process equipment had sales and earnings increases of 14% and 24%, respectively. Bookings increased 20% and the book-to-bill ratio was 1.12.
Electronics

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands, unaudited)	2005	2004	% Change	2005	2004	% Change

Net sales	$141,487	$113,261	25%	$277,085	$223,633	24%
Earnings	13,174	10,383	27%	23,508	21,486	9%
Operating margins	9.3%	9.2%		8.5%	9.6%
Bookings	134,967	115,087	17%	282,122	237,962	19%
Book-to-Bill	0.95	1.02		1.02	1.06
Backlog				103,247	88,016	17%

For the quarter, both Components and Commercial Equipment contributed to the sales and earnings increases at Electronics despite the restructuring/severance costs recognized by Components. Sequential quarterly sales and earnings increased 4% and 27%, respectively. Sequential quarterly bookings declined 8%.
Components recorded a 31% increase in sales over the prior year quarter, which reflected the impact of the 2004 acquisitions. Earnings increased 17% over the prior year driven by volume and cost improvements in the core businesses, partially offset by acquisition and rationalization costs. Compared to the previous quarter, sales increased 5% as a result of broad improvements in most markets, and earnings increased 41%. Bookings increased 21%, backlog increased 17% and the book-to-bill ratio was 0.95.
Commercial Equipment sales and earnings increased 12% and 20%, respectively, over the prior year quarter due to stronger ATM sales. The book-to-bill ratio was 0.97, and bookings and backlog increased 9% and 21%, respectively.

15 of 23

For the six months ended June 30, 2005, Electronics sales, bookings and earnings increases reflected improvements at both Components and Commercial Equipment. Components had sales and earnings increases of 30% and 2%, respectively. Bookings increased 23% and the book-to-bill ratio was 1.04. Commercial Equipment had sales and earnings increases of 12% and 9%, respectively. Bookings increased 8% and the book-to-bill ratio was 0.97.
Industries

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands, unaudited)	2005	2004	% Change	2005	2004	% Change

Net sales	$235,568	$210,201	12%	$455,247	$405,804	12%
Earnings	28,190	26,222	8%	53,410	47,254	13%
Operating margins	12.0%	12.5%		11.7%	11.6%
Bookings	234,087	216,374	8%	457,245	444,933	3%
Book-to-Bill	0.99	1.03		1.00	1.10
Backlog				204,741	208,935	-2%

Industries sales have increased for the ninth consecutive quarter, driven by market strength, share gains and pricing. Industries second quarter 12% sales increase was driven primarily by Mobil Equipment.
During the second quarter, Mobile Equipment sales increased 17% compared to the prior year, resulting from strength in the dry bulk and petroleum transportation markets and a rebounding refuse collection vehicle market. A 22% earnings increase was driven by increased volume, pricing and productivity gains. Bookings were up 15%, backlog was essentially flat, and the book-to-bill ratio was 0.98.
Service Equipment sales increased 5%, and earnings declined 3% compared to the prior year quarter as commodity and new product introduction costs, along with product mix impacted margins. Revenue softness in the automotive service industry continued, but was more than offset by pricing and continued share gains. Bookings were essentially flat, backlog decreased 14% and the book-to-bill ratio was 1.02.
For the six months ended June 30, 2005, Industries sales, bookings and earnings increases reflected improvement primarily at Mobile Equipment, which had sales and earnings increases of 16% and 26%, respectively. Mobile Equipment bookings increased 5% and the book-to-bill ratio was 1.00. Service Equipment earnings were flat on increased sales of 7% with a bookings decrease of 2% and a book-to-bill ratio of 1.02.
Resources

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands, unaudited)	2005	2004	% Change	2005	2004	% Change

Net sales	$394,248	$315,610	25%	$765,904	$606,403	26%
Earnings	66,710	55,081	21%	130,478	102,661	27%
Operating margins	16.9%	17.5%		17.0%	16.9%
Bookings	388,117	339,620	14%	793,205	675,726	17%
Book-to-Bill	0.98	1.08		1.04	1.11
Backlog				186,415	170,915	9%

All three Resources groups contributed to record quarterly sales and earnings.
During the quarter, the Oil and Gas Equipment group was the strongest performer in the segment with sales and earnings increases of 55% and 67%, respectively, aided by the acquisition of US Synthetic in the third quarter of 2004, as well as positive market conditions. Bookings increased 70%, the book-to-bill ratio was 1.02, and backlog increased 112%.
For the quarter, Fluid Solutions sales and earnings both increased 17% due to strength in the rail car, chemical processing and environmental markets and from the Almatec acquisition, partially offset by softness in the petroleum transport and industrial markets. Bookings increased 3%, the book-to-bill ratio was 0.97, and backlog was essentially flat.

16 of 23

Material Handling earnings increased 5% on a 16% sales increase compared to the prior year quarter. The negative sales to earnings leverage reflects continued investment in, and cost of analysis of, the businesses, as well as some operational inefficiencies, and managing significant increases in volume. The book-to-bill ratio was 0.97, backlog increased 6% and bookings were essentially flat.
For the six months ended June 30, 2005, Resources sales, bookings and earnings increases reflected improvements at all three Resources groups. Oil and Gas Equipment had sales and earnings increases of 56% and 76%, respectively. Bookings increased 53% and the book-to-bill ratio was 1.02. Fluid Solutions had sales and earnings increases of 19% and 22%, respectively. Bookings increased 11% and the book-to-bill ratio was 1.02. Material Handling had sales and earnings increases of 17% and 4%, respectively. Bookings increased 6% and the book-to-bill ratio was 1.07.
Systems

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands, unaudited)	2005	2004	% Change	2005	2004	% Change

Net sales	$188,617	$159,031	19%	$354,219	$306,662	16%
Earnings	23,424	15,913	47%	44,648	31,492	42%
Operating margins	12.4%	10.0%		12.6%	10.3%
Bookings	233,795	178,092	31%	402,491	339,305	19%
Book-to-Bill	1.24	1.12		1.14	1.11
Backlog				185,525	133,549	39%

Incremental margin improvement in both the Food Equipment and Packaging groups contributed to Systems’ increase in quarterly sales and earnings. Compared to the first quarter, sales and earnings were up 14% and 10%, respectively.
Food Equipment sales and earnings improved 14% and 30%, respectively, over the prior year quarter primarily due to increased supermarket equipment sales. Bookings increased 27%, backlog increased 42% and the book-to-bill ratio was 1.23.
For the quarter, Packaging Equipment sales were up 30% and earnings more than doubled due to increased can necking and trimming equipment and closure systems sales, partially offset by a decrease in automated packaging equipment sales. The book-to-bill ratio was 1.25, bookings increased 41% and backlog increased 33%.
For the six months ended June 30, 2005, Systems sales, bookings and earnings increases reflected improvements at both Food Equipment and Packaging. Food Equipment had sales and earnings increases of 14% and 30%, respectively. Bookings increased 17% and the book-to-bill ratio was 1.15. Packaging had sales and earnings increases of 19% and 53%, respectively. Bookings increased 21% and the book-to-bill ratio was 1.12.
Technologies

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands, unaudited)	2005	2004	% Change	2005	2004	% Change

Net sales	$399,977	$387,971	3%	$736,013	$703,215	5%
Earnings	45,707	53,120	-14%	66,648	79,398	-16%
Operating margins	11.4%	13.7%		9.1%	11.3%
Bookings	419,741	413,027	2%	798,189	776,764	3%
Book-to-Bill	1.05	1.06		1.08	1.10
Backlog				218,277	235,459	-7%

Technologies second quarter sales, earnings and margins were the best since the third quarter of 2004. The second quarter earnings decline reflects lower demand in the Circuit Assembly and Test (“CAT”) markets and competitive conditions in the Product Identification and Printing (“PIP”) markets, and also includes the results of Datamax, a fourth quarter 2004 acquisition.

17 of 23

CAT experienced a 12% sales decline and a 41% earnings decline when compared to the same quarter in 2004. This reflects very strong first half 2004 conditions in the backend semiconductor equipment market, which subsequently moderated in 2004 and through the first quarter of 2005. Beginning late in the second quarter of 2005 conditions improved in the backend semiconductor equipment market. As a result, on a sequential basis, CAT companies leveraged a 21% sales increase into a 184% earnings increase. The book-to-bill ratio grew to 1.08 during the quarter with a sequential bookings increase of 13%. CAT also continues to see growth resulting from the replacement of equipment required for compliance with the new lead free regulations in Europe.
For the quarter, PIP reported a 14% increase in earnings on a 44% increase in sales. The acquisition of Datamax Corporation accounted for a significant portion of sales growth and substantially all of the earnings growth. The product identification market is seeing increased price and margin pressure along with continuing weakness in European sales. However, new product releases continue to be accepted by the market and orders trended positively through the second quarter. The book-to-bill ratio was 0.99, bookings increased 40% and backlog increased 11%.
For the six months ended June 30, 2005, Technologies sales increased 5%, bookings were up 3% and earnings decreased 16%. CAT had a 10% decrease in sales and bookings, and a 53% decrease in earnings with a book-to-bill ratio of 1.11. PIP earnings increased 26% on a 43% increase in sales with a 37% increase in bookings and a book-to-bill ratio of 1.03. The six month results for Technologies and its two groups reflect the conditions described for the second quarter.
Outlook
The Company expects to see the benefits of its renewed focus on operational excellence which includes improving margins and working capital. Most market indicators are cautiously positive, and each subsidiary enters the third quarter with a strong backlog after two quarters of record or near record bookings. This gives the Company some confidence that the third quarter should continue to show positive trends.
The acquisition market is active and the Company expects to complete additional purchases through the remainder of the year.
New Accounting Standards
See NOTE K — New Accounting Standards
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

18 of 23

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
Non-GAAP Information
In an effort to provide investors with additional information regarding the Company’s results as determined by generally accepted accounting principles (GAAP), the Company also discloses non-GAAP information which management believes provides useful information to investors. Free cash flow, net debt, total capitalization, operational working capital, revenues excluding the impact of changes in foreign currency exchange rates and organic sales growth are not financial measures under GAAP and should not be considered as a substitute for cash flows from operating activities, debt or equity, sales and working capital as determined in accordance with GAAP, and they may not be comparable to similarly titled measures reported by other companies. Management believes the (1) net debt to total capitalization ratio and (2) free cash flow are important measures of operating performance and liquidity. Net debt to total capitalization is helpful in evaluating the Company’s capital structure and the amount of leverage it employs. Free cash flow provides both management and investors a measurement of cash generated from operations that is available to fund acquisitions, pay dividends, repay debt and repurchase the Company’s common stock. Reconciliations of free cash flow, total debt and net debt can be found in Part (1) of Item 2-Management’s Discussion and Analysis. Management believes that reporting operational working capital (also sometimes called “working capital”), which is calculated as accounts receivable, plus inventory, less accounts payable, provides a meaningful measure of the Company’s operational results by showing the changes caused solely by sales. Management believes that reporting operational working capital and revenues at constant currency, which excludes the positive or negative impact of fluctuations in foreign currency exchange rates, provides a meaningful measure of the Company’s operational changes, given the global nature of Dover’s businesses. Management believes that reporting organic sales growth, which excludes the impact of foreign currency exchange rates and the impact of acquisitions, provides a better comparison of the Company’s revenue performance and trends between periods.
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There has been no significant change in the Company’s exposure to market risk during the first six months of 2005. For discussion of the Company’s exposure to market risk, refer to Item 7A, Quantitative and Qualitative Disclosures about Market Risk, contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

19 of 23

Item 4. CONTROLS AND PROCEDURES
At the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective. During the second quarter of 2005, there were no changes in the Company’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. In making its assessment of changes in internal control over financial reporting as of June 30, 2005, management has excluded SSE GmbH, Flexbar, Rasco, Voltronics, US Synthetics, Corning Frequency Control, Almatec, Datamax, Avborne Accessory Group, Rostone, Fas-Co Coders, APG and C-Tech because these companies were acquired in purchase business combinations during the twelve months ended June 30, 2005. The Company is currently assessing the control environments of these acquisitions. These companies are wholly-owned by the Company and their total sales for both the three- and six-month periods ended June 30, 2005 and assets at June 30, 2005, represent approximately 5.9% and 10.4% of the Company’s consolidated total sales and assets, respectively.

20 of 23

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
See Part I, Notes to Condensed Consolidated Financial Statements, Note I.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a)	Not applicable.

(b)	Not applicable.

(c)	The shares listed below represent shares of the Company’s stock which were acquired by the Company during the second quarter. The following table depicts the purchase of these shares:

				(d) Maximum Number
			(c) Total Number of	(or Approximate Dollar
			Shares Purchased as	Value) of Shares that
	(a) Total Number		Part of Publicly	May Yet Be Purchased
	of Shares	(b) Average Price	Announced Plans or	under the Plans or
Period	Purchased	Paid per Share	Programs	Programs

April 1 to April 30, 2005	525,000	35.36	Not applicable	Not applicable

May 1 to May 31, 2005	747,500	36.68	Not applicable	Not applicable

June 1 to June 30, 2005	—	—	Not applicable	Not applicable

For Second Quarter 2005	1,272,500	36.14	Not applicable	Not applicable

Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Submission of Matters to a Vote of Security Holders
The results of the matters submitted to a vote of security holders at the Annual Meeting of Stockholders of Dover Corporation held on April 19, 2005, were reported in the Company’s first quarter Form 10-Q filed with the Securities and Exchange Commission on May 2, 2005, and are incorporated herein by reference.
Item 5. Other Information
(a) None.
(b) None.
Item 6. Exhibits

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

21 of 23

Signatures
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

DOVER CORPORATION
Date: July 29, 2005	/s/ Robert G. Kuhbach
Robert G. Kuhbach, Vice President,
Finance, Chief Financial Officer & Treasurer (Principal Financial Officer)

Date: July 29, 2005	/s/ Raymond T. McKay, Jr.
Raymond T. McKay, Jr., Vice President, Controller
(Principal Accounting Officer)

22 of 23

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

23 of 23