Form 10-Q
period 2005-09-30
DOVER CORP
filed 2005-10-28
CIK 29905

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT
PURSUANT TO SECTION 13 or 15(d) OF
THE SECURTIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005
Commission File Number: 1-4018
Dover Corporation
(Exact name of registrant as specified in its charter)

Delaware	53-0257888
(State of Incorporation)	(I.R.S. Employer Identification No.)

280 Park Avenue, New York, NY (Address of principal executive offices)	10017 (Zip Code)
(212) 922-1640
(Registrant’s telephone number)
Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by checkmark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Securities Exchange Act). Yes ☑ No ☐
Indicate by checkmark whether the registrant is a shell company (as defined by Rule 12b-2 of the Securities Exchange Act). Yes ☐ No ☑
The number of shares outstanding of the Registrant’s common stock as of October 26, 2005 was 202,668,076.

Dover Corporation
Form 10-Q

Page	Item
PART I — FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

1	Condensed Consolidated Statements of Operations
(Three and nine months ended September 30, 2005 and 2004)

2	Condensed Consolidated Balance Sheets
(At September 30, 2005 and December 31, 2004)

2	Condensed Consolidated Statement of Stockholders’ Equity
(For the nine months ended September 30, 2005)

3	Condensed Consolidated Statements of Cash Flows
(For the nine months ended September 30, 2005 and 2004)

4	Notes to Condensed Consolidated Financial Statements

13	Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

22	Item 3. Quantitative and Qualitative Disclosures About Market Risk

22	Item 4. Controls and Procedures

PART II — OTHER INFORMATION

23	Item 1. Legal Proceedings
23	Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
23	Item 3. Defaults Upon Senior Securities
23	Item 4. Submission of Matters to a Vote of Security Holders
23	Item 5. Other Information
23	Item 6. Exhibits

24	Signatures
25	Exhibit Index
EX-31.1: CERTIFICATION
EX-31.2: CERTIFICATION
EX-32: CERTIFICATION
(All other schedules are not required and have been omitted)

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
DOVER CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited) (in thousands, except per share figures)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Revenue	$1,562,756	$1,383,885	$4,484,980	$3,886,229
Cost of goods and services	1,026,589	911,447	2,947,986	2,540,070

Gross profit	536,167	472,438	1,536,994	1,346,159
Selling and administrative expenses	343,401	305,321	1,024,136	887,063

Operating income	192,766	167,117	512,858	459,096

Interest expense, net	16,248	15,933	47,598	45,949
Other income, net	(2,406)	(1,645)	(14,226)	(1,775)

Total interest/other expense, net	(13,842)	(14,288)	(33,372)	(44,174)

Income before provision for income taxes and discontinued operations	178,924	152,829	479,486	414,922
Provision for income taxes	46,329	40,185	128,566	116,561

Income from continuing operations	132,595	112,644	350,920	298,361

Income (loss) from discontinued operations, net	(9,915)	7,620	43,095	17,279

Net income	$122,680	$120,264	$394,015	$315,640

Basic earnings (loss) per common share:
Income from continuing operations	$0.65	$0.55	$1.73	$1.47
Income (loss) from discontinued operations	(0.05)	0.04	0.21	0.09
Net income	0.61	0.59	1.94	1.55

Weighted average shares outstanding	202,572	203,335	203,057	203,229

Diluted earnings (loss) per common share:
Income from continuing operations	$0.65	$0.55	$1.72	$1.46
Income (loss) from discontinued operations	(0.05)	0.04	0.21	0.08
Net income	0.60	0.59	1.93	1.54

Weighted average shares outstanding	203,918	204,714	204,236	204,754

Dividends paid per common share	$0.17	$0.16	$0.49	$0.46

The following table is a reconciliation of the share amounts used in computing earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Weighted average shares outstanding — Basic	202,572	203,335	203,057	203,229
Dilutive effect of assumed exercise of employee stock options	1,346	1,379	1,179	1,525

Weighted average shares outstanding — Diluted	203,918	204,714	204,236	204,754

Shares excluded from dilutive effect due to exercise price exceeding average market price of common stock	3,755	4,700	4,537	3,559
See Notes to Condensed Consolidated Financial Statements

1 of 25

DOVER CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited) (in thousands)

	At September 30, 2005	At December 31, 2004
Assets
Current assets:
Cash and equivalents	$323,242	$355,725
Receivables, net	1,024,758	869,760
Inventories, net	746,065	740,006
Deferred tax and other current assets	125,169	100,986

Total current assets	2,219,234	2,066,477

Property, plant and equipment, net	806,540	730,016
Goodwill	2,915,673	2,058,987
Intangible assets, net	569,832	528,137
Other assets and deferred charges	209,209	195,617
Assets of discontinued operations	84,307	208,468

Total assets	$6,804,795	$5,787,702

Liabilities
Current liabilities:
Short-term debt and commercial paper	$543,910	$339,265
Accounts payable	376,437	344,932
Accrued expenses	500,842	460,069
Federal and other taxes on income	145,514	176,733

Total current liabilities	1,566,703	1,320,999

Long-term debt	1,339,883	753,063
Deferred income taxes	309,966	296,147
Other deferrals (principally compensation)	266,250	241,182
Liabilities of discontinued operations	53,830	63,279

Stockholders’ Equity
Total stockholders’ equity	3,268,163	3,113,032

Total liabilities and stockholders’ equity	$6,804,795	$5,787,702

DOVER CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(unaudited) (in thousands)

			Accumulated
	Common	Additional	Other			Total
	Stock	Paid-In	Comprehensive	Retained	Treasury	Stockholders’
	$1 Par Value	Capital	Earnings (Loss)	Earnings	Stock	Equity

Balance at December 31, 2004	$239,015	$98,979	$189,570	$3,628,715	$(1,043,247)	$3,113,032
Net income	—	—	—	394,015	—	394,015
Dividends paid	—	—	—	(99,434)	—	(99,434)
Common stock issued for options exercised	570	16,429	—	—	—	16,999
Stock acquired	—	—	—	—	(51,162)	(51,162)
Translation of foreign financial statements	—	—	(106,233)	—	—	(106,233)
Unrealized holding losses, net of tax	—	—	946	—	—	946

Balance at September 30, 2005	$239,585	$115,408	$84,283	$3,923,296	$(1,094,409)	$3,268,163

Preferred Stock, $100 par value per share. 100,000 shares authorized; none issued.
See Notes to Condensed Consolidated Financial Statements

2 of 25

DOVER CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited) (in thousands)

	Nine Months Ended September 30,
	2005	2004
Operating Activities
Net income	$394,015	$315,640

Adjustments to reconcile net earnings to net cash from operating activities:
Income from discontinued operations	(43,095)	(17,279)
Depreciation and amortization	124,387	112,195
Changes in current assets and liabilities (excluding effects of acquisitions, dispositions and foreign exchange):
Increase in accounts receivable	(142,104)	(153,069)
Decrease (increase) in inventories	23,642	(82,346)
Increase in prepaid expenses & other assets	(114)	(6,901)
Increase in accounts payable	19,136	93,746
Increase in accrued expenses	24,982	19,753
Increase (decrease) in accrued federal and other taxes payable	(16,250)	51,275

Net change in current assets and liabilities	(90,708)	(77,542)
Contributions to defined benefit pension plan	(18,000)	—
Net change in non-current assets & liabilities	6,786	27,549

Total adjustments	(20,630)	44,923

Net cash provided by operating activities	373,385	360,563

Investing Activities
Proceeds from the sale of property and equipment	16,052	13,949
Additions to property, plant and equipment	(104,692)	(69,010)
Proceeds from sale of discontinued businesses	142,943	67,921
Acquisitions (net of cash and cash equivalents acquired)	(1,079,525)	(313,542)

Net cash used in investing activities	(1,025,222)	(300,682)

Financing Activities
Increase (decrease) in debt, net	785,005	(52,736)
Purchase of treasury stock	(51,162)	(4,912)
Proceeds from exercise of stock options	13,529	10,901
Dividends to stockholders	(99,434)	(93,507)

Net cash provided by (used in) financing activities	647,938	(140,254)

Effect of exchange rate changes on cash	(18,693)	(3,859)

Cash provided by (used in) discontinued operations	(9,891)	21,399

Net decrease in cash and cash equivalents	(32,483)	(62,833)
Cash and cash equivalents at beginning of period	355,725	368,351

Cash and cash equivalents at end of period	$323,242	$305,518

See Notes to Condensed Consolidated Financial Statements

3 of 25

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements, in accordance with Securities and Exchange Commission (“SEC”) rules for interim periods, do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements and should be read in conjunction with the Dover Corporation (“Dover” or the “Company”) Annual Report on Form 10-K for the year ended December 31, 2004, which provides a more complete understanding of Dover’s accounting policies, financial position, operating results, business properties and other matters. It is the opinion of management that these financial statements reflect all adjustments necessary for a fair presentation of the interim results. The results of operations of any interim period are not necessarily indicative of the results of operations for the full year.
As previously disclosed, Dover expanded its subsidiary structure from four to six reportable segments effective January 1, 2005 and is reporting financial information on this basis effective January 1, 2005.
Certain amounts in prior years have been reclassified to conform to the current presentation.
2. Stock-Based Compensation
Dover maintains long-term incentive plans authorizing various types of market and performance based incentive awards that may be granted to officers and employees. The Company accounts for stock-based compensation under APB 25, and does not recognize stock-based compensation expense upon the grant of its stock options because the option terms are fixed and the exercise price equals the market price of the underlying stock on the grant date (see Note 13 for information related to new accounting rules for stock-based compensation that will impact Dover beginning January 1, 2006). All granted stock options have a term of ten years and cliff vest after three years.
The following table illustrates the effect on net income and basic and diluted earnings per share if compensation expense had been recognized upon grant of the options, based on the Black-Scholes option pricing model:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share figures)	2005	2004	2005	2004
Net income, as reported	$122,680	$120,264	$394,015	$315,640
Deduct:
Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax effects	(4,735)	(4,519)	(14,133)	(13,687)

Pro forma net income	$117,945	$115,745	$379,882	$301,953

Earnings per share:
Basic—as reported	$0.61	$0.59	$1.94	$1.55
Basic—pro forma	0.58	0.57	1.87	1.49

Diluted—as reported	$0.60	$0.59	$1.93	$1.54
Diluted—pro forma	0.58	0.57	1.86	1.47

4 of 25

3. Acquisitions
Knowles Electronics Acquisition
On September 27, 2005, Dover, through its subsidiary Dover Electronics, Inc. (“Dover Electronics”), completed the acquisition of all the outstanding shares of Knowles Electronics Holding Inc. (“Knowles”) from Key Acquisition, L.L.C. and the other stockholders of Knowles for approximately $751 million, net of cash acquired. A portion of the purchase price was allocated to satisfy all outstanding debt obligations of Knowles, including the discharge of Knowles’ 13 1/8% Senior Subordinated Notes due October 15, 2009.
The acquisition of Knowles resulted in an excess purchase price over the book value of assets acquired of approximately $691 million, which was allocated to goodwill in the September 30, 2005 Condensed Consolidated Balance Sheet. The Company is in the process of obtaining appraisals of the tangible and intangible assets acquired and will evaluate and adjust the initial purchase price allocation as additional information relative to the fair values of the assets and liabilities becomes known.
Other Acquisitions
Including the Knowles acquisition described above, Dover completed eight acquisitions during the first nine months of 2005 (listed below), three of which were during the third quarter. During the first nine months of 2004, the Company completed six acquisitions, including two in the third quarter. The acquisitions have been appropriately accounted for under SFAS 141 “Business Combinations.” Accordingly, the accounts of the acquired companies, after adjustments to reflect fair market values assigned to assets and liabilities, have been included in the consolidated financial statements from their respective dates of acquisitions. The 2005 acquisitions are wholly owned and had an aggregate cost of $1,079.5 million, net of cash acquired, at the date of acquisition.
The following table is a summary of the estimated fair values of the assets acquired and liabilities assumed as of the dates of acquisition, subject to final purchase price allocations:
As of September 30, 2005

(in thousands)	Knowles	Other Acquisitions	Total
Current assets, net of cash acquired	$62,395	$45,665	$108,060
P P & E	54,448	36,487	90,935
Goodwill	690,736	218,216	908,952
Intangibles & other assets	2,459	54,489	56,948

Total assets acquired	$810,038	$354,857	$1,164,895

Total liabilities assumed	(59,500)	(25,870)	(85,370)

Net assets acquired	$750,538	$328,987	$1,079,525

5 of 25

The following table details all acquisitions made in 2005:

Date	Type	Acquired Companies	Location (Near)	Segment	Group	Operating Company
27-Sep	Stock	Knowles Electronics, Inc.	Itasca, Illinois	Electronics	Components	N/A
Manufacturer of advanced micro-acoustic component products for the hearing aid and consumer electronics industries.

7-Sep	Stock	Harbor Electronics, Inc.	Santa Clara, CA	Technologies	Circuit Assembly & Test	ECT
Manufacturer of complex, high-layer count, impedance controlled “interface” Printed Circuit Boards for the Semiconductor Test Industry.

5-Aug	Asset	Colder Products Company	St. Paul, Minnesota	Electronics	Components	N/A
Manufacturer of quick disconnect couplings for a wide variety of biomedical and commercial applications.

7-Jun	Stock	C-Tech Energy Services Inc.	Edmonton, Alberta	Resources	Petroleum Equipment	Energy Products Group
Manufacturer of continuous rod technology for oil and gas production.

2-Mar	Asset	APG	Longmont, Colorado	Technologies	Circuit Assembly & Test	ECT
Manufacturer of test fixtures for loaded circuit board testing.

23-Feb	Stock	Fas-Co Coders, Inc.	Phoenix, Arizona	Technologies	Product Identification	Imaje
Integrator of high resolution carton printers.

21-Feb	Asset	Rostone (Reunion Industries)	Lafayette, Indiana	Electronics	Components	Kurz-Kasch
Manufacturer of thermo set specialty plastics.

18-Jan	Asset	Avborne Accessory Group, Inc.	Miami, Florida	Diversified	Industrial Equipment	Sargent
Maintenance, repair, and overhaul of commercial, military and business aircraft.
The following unaudited pro forma information illustrates the effect on Dover’s revenue and net income for the three- and nine-month periods ended September 30, 2005 and 2004, assuming that the 2005 and 2004 acquisitions had all taken place on January 1, 2004.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share figures)	2005	2004	2005	2004
Revenue from continuing operations:
As reported	$1,562,756	$1,383,885	$4,484,980	$3,886,229
Pro forma	1,625,895	1,531,663	4,706,421	4,382,367

Net income from continuing operations:
As reported	$132,595	$112,644	$350,920	$298,361
Pro forma	132,945	118,652	353,856	310,432

Basic earnings per share from continuing operations:
As reported	$0.65	$0.55	$1.73	$1.47
Pro forma	0.66	0.58	1.74	1.53

Diluted earnings per share from continuing operations:
As reported	$0.65	$0.55	$1.72	$1.46
Pro forma	0.65	0.58	1.73	1.52
These pro forma results of operations have been prepared for comparative purposes only and include certain adjustments to actual financial results for the relevant periods, such as imputed financing costs, and additional amortization and depreciation expense as a result of intangibles and fixed assets acquired. They do not purport to be indicative of the results of operations which actually would have resulted had the acquisitions occurred on the date indicated, or which may result in the future.
6 of 25

4. Inventory
The following table displays the components of inventory:

	September 30,	December 31,
(in thousands)	2005	2004
Raw materials	$343,665	$342,182
Work in progress	190,697	200,076
Finished goods	252,181	237,014

Subtotal	786,543	779,272
Less LIFO reserve	(40,478)	(39,266)

Total	$746,065	$740,006

5. Property, Plant and Equipment
The following table displays the components of property, plant and equipment:

	September 30,	December 31,
(in thousands)	2005	2004
Land	$64,079	$60,359
Buildings	490,153	484,928
Machinery and equipment	1,568,853	1,454,630
Accumulated depreciation	(1,316,545)	(1,269,901)

Total	$806,540	$730,016

6. Goodwill and Other Intangible Assets
Dover is continuing to evaluate the initial purchase price allocations of certain acquisitions and will adjust the allocations as additional information relative to the fair values of the assets and liabilities of the businesses becomes known. The Company is also in the process of obtaining appraisals of tangible and intangible assets for certain acquisitions.
The following table provides the changes in carrying value of goodwill by market segment through the nine months ended September 30, 2005:

			Other adjustments
		Goodwill from 2005	including currency
(in thousands)	At December 31, 2004	acquisitions	translations	At September 30, 2005
Diversified	$218,853	$55,751	$(2,265)	$272,339
Electronics	161,118	795,156	(4,590)	951,684
Industries	257,846	—	(1,453)	256,393
Resources	626,909	9,028	(13,750)	622,187
Systems	109,368	—	(2,143)	107,225
Technologies	684,893	49,017	(28,065)	705,845

Total	$2,058,987	$908,952	$(52,266)	$2,915,673

7 of 25

The following table provides the gross carrying value and accumulated amortization for each major class of intangible asset:

	September 30, 2005		December 31, 2004
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
(in thousands)	Amount	Amortization	Amount	Amortization
Trademarks	$30,149	$12,243	$30,061	$11,082
Patents	105,439	55,919	95,996	60,213
Customer Intangibles	194,519	26,980	176,984	15,219
Unpatented Technologies	103,007	33,075	101,228	28,521
Non-Compete Agreements	6,775	6,074	8,377	7,288
Drawings & Manuals	5,964	3,489	5,989	2,722
Distributor Relationships	39,500	4,264	38,300	1,915
Other (primarily minimum pension liability)*	66,026	11,109	55,269	5,947

Total Amortizable Intangible Assets	551,379	153,153	512,204	132,907

Total Indefinite-Lived Trademarks	171,606	—	148,840	—
Total	$722,985	$153,153	$661,044	$132,907

*	Intangible asset balance related to minimum pension liability requirements for Dover’s Supplemental Executive Retirement Plan liability.
7. Discontinued Operations
Cash proceeds from the sale of discontinued operations during the first nine months of 2005 and 2004 were $142.9 million and $67.9 million, respectively.
Additional detail related to the assets and liabilities of the Company’s discontinued operations is as follows:

	September 30,	December 31,
(in thousands)	2005	2004
Assets of Discontinued Operations
Current assets	$59,586	$84,684
Non-current assets	24,721	123,784

	$84,307	208,468

Liabilities of discontinued operations
Current liabilities	$33,068	$38,012
Long-term liabilities	20,762	25,267

	$53,830	$63,279

Summarized results of the Company’s discontinued operations are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2005	2004	2005	2004
Other gain (loss), net of tax	$(8,983)	$(300)	$35,560	$(5,233)
Income (loss) from operations, net of tax	(932)	7,920	7,535	22,512

Income (loss) from discontinued operations, net of tax	$(9,915)	$7,620	$43,095	$17,279

Three Months Ended September 30, 2005 and 2004
On August 11, 2005, Dover sold Somero Enterprises, a business in the Industries segment, resulting in a gain of approximately $31.8 million ($22.0 million after-tax). Also, during the third quarter of 2005, the company discontinued a business in the Systems segment, resulting in a goodwill impairment of approximately $55.0 million.
In addition, on September 23, 2005, Dover, through its subsidiary Dover Diversified, Inc., entered into an agreement to sell Tranter PHE for approximately $150 million. The closing of the transaction is subject to regulatory approval and other customary closing conditions.
8 of 25

The results of these three businesses are classified as discontinued operations in the condensed consolidated statements of operations.
During the third quarter of 2004, Dover sold two previously discontinued businesses, one from the Industries segment and one from the Resources segment for net cash proceeds of approximately $45.6 million.
Nine Months Ended September 30, 2005 and 2004
During the second quarter of 2005, Dover discontinued Hydratight Sweeney, a business in the Diversified segment, which was sold on May 17, 2005 for a gain of approximately $49.0 million ($46.5 million after-tax). Also, during the first quarter of 2005, Dover discontinued one business from the Industries segment, which was subsequently sold on April 1, 2005 resulting in a loss of approximately $2 million.
During the second quarter of 2004, Dover sold two previously discontinued businesses from the Diversified segment for cash proceeds of $22.3 million.
8. Debt
Dover’s long-term notes with a book value of $1,591.0 million, of which $251.2 million matures in the current year, had a fair value of approximately $1,664.5 million at September 30, 2005. The estimated fair value of the long-term notes is based on quoted market prices for similar issues.
On September 1, 2005, Dover entered into a $400 million 364-day unsecured revolving credit facility with Bank of America, N.A. This credit facility has substantially the same terms as the Company’s $600 million 5-year credit agreement and is intended to be used primarily as liquidity back-up for the Company’s commercial paper program. The Company has not drawn down any loan under either the 364-day or 5-year credit facility, and does not anticipate doing so. As of September 30, 2005, the Company had commercial paper outstanding in the principal amount of $274.4 million, which reflects the application of the net proceeds from the subsequent sale of notes and debentures described below.
Subsequent to the quarter ended September 30, 2005, on October 26, 2005, the Company closed a new $1 billion 5-year unsecured revolving credit facility with a syndicate of banks that replaces both the $400 million 364-day facility and the 5-year $600 million facility. The credit facility has substantially the same terms as the facilities it replaces and is intended for the same purposes. The Company has not drawn down any loans under the $1 billion facility and does not anticipate doing so.
Subsequent to the quarter ended September 30, 2005, on October 13, 2005, Dover issued $300 million of 4.875% notes due 2015 and $300 million of 5.375% debentures due 2035. The net proceeds of $588.6 million from the notes and debentures were used to repay borrowings under Dover’s commercial paper program, and are reflected in long-term debt in the Company’s Condensed Consolidated Balance Sheet at September 30, 2005. The notes and debentures are redeemable at the option of Dover in whole or in part at any time at a redemption price that includes a make-whole premium, with accrued interest to the redemption date.
During the third quarter, Dover entered into several interest rate swaps related to the October 13, 2005 notes and debentures. As of September 30, 2005, Dover recorded a net unrealized gain related to these swaps in other comprehensive income of $1.5 million. The swap contracts were settled on October 13, 2005 and the resulting gain of $3.0 million will be deferred and amortized over the life of the related notes and debentures.
There are presently two interest rate swap agreements outstanding for a total notional amount of $100.0 million, designated as fair value hedges on part of the Company’s $150.0 million 6.25% Notes due on June 1, 2008, to exchange fixed-rate interest for variable-rate. The swap agreements have reduced the effective interest rate on the notes to 4.98%. There is no hedge ineffectiveness, and the fair value of the interest rate swaps outstanding as of September 30, 2005 was determined through market quotation.
9 of 25

9. Commitments and Contingent Liabilities
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
Estimated warranty program claims are provided for at the time of sale. Amounts provided for are based on historical costs and adjusted new claims. The changes in carrying amount of product warranties through September 30, 2005 and 2004 are as follows:

(in thousands)	2005	2004
Beginning Balance January 1	$45,480	$35,482
Provision for warranties	19,899	20,201
Settlements made	(18,621)	(15,017)
Other adjustments	(435)	13

Ending Balance September 30	$46,323	$40,679

10. Employee Benefit Plans
The following table sets forth the components of net periodic expense.

	Retirement Plan Benefits		Post Retirement Benefits
	Three Months Ended September 30,		Three Months Ended September 30,
(in thousands)	2005	2004	2005	2004
Expected return on plan assets	$6,408	$6,877	$—	$—
Benefits earned during period	(3,897)	(3,358)	(75)	(91)
Interest accrued on benefit obligation	(5,866)	(5,654)	(261)	(318)
Amortization
Prior service cost	(1,769)	(1,223)	145	59
Unrecognized actuarial losses	(1,334)	(936)	(15)	29
Transition	260	268	—	—

Net periodic expense	$(6,198)	$(4,026)	$(206)	$(321)

	Retirement Plan Benefits		Post Retirement Benefits
	Nine Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2005	2004	2005	2004
Expected return on plan assets	$19,224	$20,631	$—	$—
Benefits earned during period	(11,691)	(10,074)	(271)	(549)
Interest accrued on benefit obligation	(17,598)	(16,962)	(943)	(1,438)
Amortization
Prior service cost	(5,307)	(3,669)	187	(397)
Unrecognized actuarial losses	(4,002)	(2,808)	(65)	(47)
Transition	780	804	—	—

Net periodic expense	$(18,594)	$(12,078)	$(1,092)	$(2,431)

During the third quarter of 2005, the Company contributed $18.0 million to the Knowles Electronics Holdings, Inc. pension plan. The Company does not anticipate making any additional employer discretionary contributions to defined benefit plan assets during the year ending December 31, 2005.

10 of 25

11. Comprehensive Income
Comprehensive income was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2005	2004	2005	2004
Net Income	$122,680	$120,264	$394,015	$315,640

Foreign currency translation adjustment	5,637	10,313	(106,233)	(17,791)
Unrealized holding losses, net of tax	(40)	(82)	(320)	(489)
Unrealized gain on derivative cash flow hedges, net of tax	1,678	—	1,266	—

Comprehensive Income	$129,955	$130,495	$288,728	$297,360

12. Segment Information
Dover has six reportable segments which are based on the management reporting structure used to evaluate performance. Segment financial information and a reconciliation of segment results to consolidated results follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
REVENUE
Diversified	$185,222	$148,128	$566,969	$449,526
Electronics	132,264	118,016	409,349	341,648
Industries	219,333	201,514	652,374	590,860
Resources	404,653	337,139	1,170,557	943,542
Systems	197,076	169,092	530,682	451,915
Technologies	426,767	412,414	1,162,780	1,115,629
Intramarket eliminations	(2,559)	(2,418)	(7,731)	(6,891)

Total consolidated revenue	$1,562,756	$1,383,885	$4,484,980	$3,886,229

INCOME FROM CONTINUING OPERATIONS

Diversified	$23,123	$16,586	$66,512	$54,076
Electronics	6,286	9,179	29,794	30,665
Industries	29,265	23,714	78,461	68,516
Resources	65,940	55,818	196,418	158,480
Systems	29,221	19,095	78,168	50,538
Technologies	54,557	58,065	121,204	137,464

Total segments	208,392	182,457	570,557	499,739
Corporate expense/other	(13,220)	(13,695)	(43,473)	(38,868)
Net interest expense	(16,248)	(15,933)	(47,598)	(45,949)

Income from continuing operations before provision for income taxes and discontinued operations	178,924	152,829	479,486	414,922
Provision for income taxes	46,329	40,185	128,566	116,561

Income from continuing operations — total consolidated	$132,595	$112,644	$350,920	$298,361

13. New Accounting Standards
In May 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”), which replaces Accounting Principles Board Opinion (“APB”) No. 20 “Accounting Changes,” and SFAS No. 3 “Reporting Accounting Changes in Interim Financial Statements.” SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle, and applies to all voluntary changes in accounting principles, as well as changes required by an accounting pronouncement in the unusual instance that it does not include specific transition provisions. Specifically, SFAS 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine the period-specific effects or the cumulative

11 of 25

effect of the change. SFAS 154 does not change the transition provisions of any existing pronouncement. SFAS 154 is effective for Dover for all accounting changes and corrections of errors made beginning January 1, 2006.
In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”). FIN 47 clarifies that a conditional asset retirement obligation, as used in SFAS No. 143, “Accounting for Asset Retirement Obligations,” refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. FIN 47 is effective for the Company no later than the end of the 2005. The effect of FIN 47 will be immaterial to Dover’s consolidated results of operations, cash flows or financial position.
In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment” (“SFAS 123R”). SFAS No. 123R revises previously issued SFAS 123 “Accounting for Stock-Based Compensation,” supersedes APB No.25 “Accounting for Stock Issued to Employees,” and amends SFAS Statement No. 95 “Statement of Cash Flows.” SFAS 123R will require Dover to expense the fair value of employee stock options and other forms of stock-based compensation for the annual periods beginning after June 15, 2005. The cost will be recognized over the period during which an employee is required to provide services in exchange for the award. The share-based award must be classified as equity or as a liability and the compensation cost is measured based on the fair value of the award at the date of the grant. In addition, liability awards will be re-measured at fair value each reporting period. Based on current guidance, Dover will begin to expense the fair value of employee stock options and other forms of stock-based compensation in the first quarter of 2006. The effect of the adoption of SFAS 123R will not be materially different from the pro-forma results included in Note 2 — Stock-Based Compensation.
In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary assets, an amendment of APB No. 29, Accounting for Nonmonetary Transactions” (“SFAS 153”). The amendments made by SFAS 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. The statement was effective for the Company beginning July 1, 2005 and was applied prospectively. The effect of the adoption of SFAS 153 was immaterial to Dover’s consolidated results of operations, cash flows or financial position.
In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of Accounting Research Bulletin No. 43, Chapter 4” (“SFAS 151”). SFAS 151 requires that abnormal amounts of idle capacity and spoilage costs should be excluded from the cost of inventory and expensed when incurred. The provisions of SFAS 151 are applicable to inventory costs incurred beginning January 1, 2006. The effect of the adoption of SFAS 151 will be immaterial to Dover’s consolidated results of operations, cash flow or financial position.
14. Other Events
Repatriation of Dividends
During the third quarter of 2005, the Company recorded a net tax provision of $9.7 million related to the planned repatriation of $290 million of foreign dividends under the provisions of the American Jobs Creation Act of 2004, which provides for a favorable income tax rate on repatriated earnings, provided the criteria of the law are met.

12 of 25

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Refer to the section entitled “Special Notes Regarding Forward Looking Statements” for a discussion of factors that could cause actual results to differ from the forward looking statements contained below and throughout this quarterly report.
OVERVIEW
Dover Corporation (“Dover” or the “Company”) is a multinational, diversified manufacturing corporation comprised of 48 stand-alone operating companies which manufacture a broad range of specialized industrial products and sophisticated manufacturing equipment. Dover also provides some engineering and testing services, which are not significant in relation to consolidated revenue. Dover’s operating companies are based primarily in the United States of America and Europe. The Company reports its results in six reportable segments and discusses their operations in 13 groups.
(1) FINANCIAL CONDITION:
Management assesses Dover’s liquidity in terms of its ability to generate cash to fund its operating, investing and financing activities. Significant factors affecting liquidity are: cash flows generated from operating activities, capital expenditures, acquisitions, dispositions, dividends, adequacy of available bank lines of credit and the ability to attract long-term capital with satisfactory terms.
Cash and cash equivalents of $323.2 million at September 30, 2005 decreased from the December 31, 2004 balance of $355.7 million. Cash and cash equivalents were invested in highly liquid investment grade money market instruments with a maturity of 90 days or less.
The following table is derived from the Condensed Consolidated Statements of Cash Flows:

	Nine Months Ended September 30,
Cash Flows from Continuing Operations (in thousands, unaudited)	2005	2004
Cash Flows Provided By (Used In):
Operating activities	$373,385	$360,563
Investing activities	(1,025,222)	(300,682)
Financing activities	647,938	(140,254)
Cash flows provided by operating activities for the first nine months of 2005 increased $12.8 million from $360.6 million in the prior year period, which included a tax refund of approximately $41 million in the first quarter of 2004. In addition, the increase in cash flows provided by operations reflected increased net income which was partially offset by an $18.0 million pension contribution in the current period and higher benefits and compensation payouts in 2005.
The level of cash used in investing activities for the first nine months of 2005 increased $724.5 million compared to the prior year period, largely reflecting an increase in acquisition and capital expenditure activity, partially offset by an increase in proceeds from dispositions. Acquisition expenditures for the first nine months of 2005 increased $766.0 million to $1,079.5 million from $313.5 million in the prior year period. Capital expenditures in the first nine months of 2005 increased $35.7 million to $104.7 million as compared to $69.0 million in the prior year period due to investments in plant expansions, plant machinery and information systems. Proceeds from sales of discontinued businesses in the first nine months of 2005 increased $75.0 million to $142.9 million from $67.9 million of proceeds in the prior year period. The Company currently anticipates that any additional acquisitions made during 2005 will be funded from available cash and internally generated funds and, if necessary, through the issuance of commercial paper, established lines of credit or public debt markets.
Cash provided by financing activities for the first nine months of 2005 totaled $647.9 million as compared to cash used in financing activities of $140.3 million during the similar period last year. The net change in

13 of 25

cash provided by financing activities of $788.2 during the first nine months of 2005 primarily reflected an increase in borrowings that were used to fund current year acquisitions.
Operational working capital (calculated as accounts receivable, plus inventory, less accounts payable) increased from the prior year period by $129.5 million or 10.2% to $1,394.4 million, primarily driven by increases in receivables of $155.0 million and increases in inventory of $6.1 million, offset by increases in payables of $31.5 million. Excluding the impact of changes in foreign currency of $38.7 million and acquisitions of $74.5 million, operational working capital increased approximately 1.3% when compared to the prior year period. The Company continues to focus on working capital management.
In addition to measuring its cash flow generation and usage based upon the operating, investing and financing classifications included in the Condensed Consolidated Statements of Cash Flows, the Company also measures free cash flow (a non-GAAP measure). Management believes that free cash flow is an important measure of operating performance because it provides both management and investors a measurement of cash generated from operations that is available to fund acquisitions, pay dividends, repay debt and repurchase Dover’s common stock. Dover’s free cash flow for the nine months ended September 30, 2005, decreased $22.9 million compared to the prior year period, which included a tax refund of approximately $41 million in the first quarter of 2004. In addition, 2005 results reflected an $18 million contribution to the Knowles Electronics Holdings, Inc. pension plan, higher benefits and compensation payouts, and increased capital expenditures, partially offset by higher net income.
The following table is a reconciliation of free cash flow with cash flows from operating activities:

	Nine Months Ended September 30,
Free Cash Flow (in thousands, unaudited)	2005	2004
Cash flows provided by operating activities	$373,385	$360,563
Less: Capital expenditures	(104,692)	(69,010)

Free cash flow	$268,693	$291,553

The Company utilizes total debt and net debt-to-total-capitalization calculations to assess its overall financial leverage and capacity and believes the calculations are useful to its stakeholders for the same reason. The following table provides a reconciliation of total debt and net debt to total capitalization to the most directly comparable GAAP measures:

	At September 30,	At December 31,
Net Debt to Total Capitalization Ratio (in thousands, unaudited)	2005	2004
Current maturities of long-term debt	$251,102	$252,677
Commercial paper and other short-term debt	292,808	86,588
Long-term debt	1,339,883	753,063

Total debt	1,883,793	1,092,328
Less: Cash and cash equivalents	323,242	355,725

Net debt	1,560,551	736,603

Add: Stockholders’ equity	3,268,163	3,113,032

Total capitalization	$4,828,714	$3,849,635

Net debt to total capitalization	32.3%	19.1%

The total debt level of $1,883.8 million at September 30, 2005 increased from December 31, 2004 as a result of an increase in borrowings to fund current year acquisitions. During the third quarter, Dover entered into a $400 million, 364-day unsecured revolving credit facility, which provides Dover with a total of $1 billion in unsecured revolving credit. The facilities are primarily used as liquidity back up for the Company’s commercial paper program. In addition, on October 13, 2005, the Company completed a public offering of $300 million in 4.875% notes due 2015 and $300 million in 5.375% debentures due 2035, the proceeds of which reduced commercial paper borrowings, and are reflected in long-term debt in the Company’s Condensed Consolidated Balance Sheet as of September 30, 2005. Further, on October 26, 2005, Dover completed a new 5-year, $1 billion unsecured revolving credit facility to replace its two existing facilities.

14 of 25

The net debt increase of $823.9 million was also primarily as a result of the increased borrowings described above. The net debt-to-total capitalization ratio increased from 19.1% at December 31, 2004 to 32.3%.
Dover’s long-term notes with a book value of $1,339.9 million, of which $251.1 million matures in the current year, had a fair value of approximately $1,664.5 million at September 30, 2005. The estimated fair value of the long-term notes is based on quoted market prices for similar issues.
During the third quarter, Dover entered into several interest rate swaps related to the October 13, 2005 notes and debentures. As of September 30, 2005, Dover recorded a net unrecognized gain related to these swaps in other comprehensive income of $1.5 million. The swap contracts were settled on October 13, 2005 and the resulting gain of $3.0 million will be deferred and amortized over the life of the related notes and debentures.
There are presently two interest rate swap agreements outstanding for a total notional amount of $100.0 million, designated as fair value hedges of part of the Company’s $150.0 million 6.25% Notes due on June 1, 2008, to exchange fixed-rate interest for variable-rate. The swap agreements have reduced the effective interest rate on the notes to 4.98%. There is no hedge ineffectiveness, and the fair value of the interest rate swaps outstanding as of September 30, 2005 was determined through market quotation.
(2) RESULTS OF OPERATIONS:
CONSOLIDATED RESULTS OF OPERATIONS
Revenue and Gross Profit

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands, unaudited)	2005	2004	% Change	2005	2004	% Change
Revenue	$1,562,756	$1,383,885	13%	$4,484,980	$3,886,229	15%
Cost of goods and services	1,026,589	911,447	13%	2,947,986	2,540,070	16%
Gross profit	536,167	472,438	13%	1,536,994	1,346,159	14%
Gross profit margin	34.3%	34.1%		34.3%	34.6%
Revenue for the third quarter of 2005 increased 13% or $178.9 million from the comparable 2004 period, driven by increases of $67.5 million at Resources, $37.1 million at Diversified, $28.0 million at Systems, $17.8 million at Industries, $14.4 million at Technologies and $14.2 million at Electronics. Foreign currency had an immaterial effect on revenue in the quarter. Acquisitions completed subsequent to the third quarter of 2004 contributed $72.5 million to consolidated revenue during the quarter ended September 30, 2005.
Revenue for the nine months of 2005 increased 15% or $598.8 million from the comparable 2004 period, driven by increases of $227.0 million at Resources, $117.4 million at Diversified, $78.8 million at Systems, $67.7 million at Electronics, $61.5 million at Industries, and $47.2 million at Technologies. Revenue would have increased 14% to $4,438.9 million if 2004 foreign currency translation rates were applied to 2005 results. Acquisitions completed subsequent to the third quarter of 2004 contributed $176.3 million to consolidated revenue during the nine months ended September 30, 2005.
Selling and Administrative Expenses
Selling and administrative expenses for the third quarter and first nine months of 2005 increased $38.1 million and $137.1 million from the comparable 2004 periods, respectively, primarily due to increased revenue activity, while selling and administrative expenses as a percentage of revenue remained essentially flat.

15 of 25

Interest Expense, Net and Other Income, Net

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands, unaudited)	2005	2004	% Change	2005	2004	% Change
Interest expense, net	$16,248	$15,933	2%	$47,598	$45,949	4%
Other income, net	(2,406)	(1,645)	46%	(14,226)	(1,775)
Interest expense, net for the third quarter of 2005 remained essentially flat when compared to the prior year. Interest expense, net for the first nine months of 2005 increased $1.6 million, primarily due to an increase in commercial paper borrowings. Other income, net of $2.4 million and $14.2 million for the three and nine months ended September 30, 2005, respectively, primarily relates to the effects of foreign exchange fluctuations on assets and liabilities denominated in currencies other than the functional currency.
Income Taxes
The effective tax rate for continuing operations was 25.9% for the third quarter compared to the prior year quarter rate of 26.3%. The tax rate for the three months ended September 30, 2005, includes a $9.7 million provision related to the planned repatriation of approximately $290 million of dividends and a $21.9 million benefit primarily related to the conclusion of several federal and state income tax issues. The nine-month tax rate for continuing operations, which includes the two items above and a $5.5 million first quarter benefit related to a favorable federal tax resolution, was 26.8%, compared to 28.1% in the prior-year period. Excluding the aforementioned benefits and the repatriation provision, the current year nine-month tax rate for continuing operations was 30.4%. The nine-month increase over the prior year was primarily due to an increase in revenue not qualifying for United States tax incentives under the extraterritorial income exclusion regulations.
Discontinued Operations
Net loss from discontinued operations for the quarter was $9.9 million or $0.05 EPS compared to net income of $7.6 million or $0.04 EPS for the same period last year. In the third quarter of 2005, Dover discontinued and sold Somero Enterprises, which previously reported within the Mobile Equipment group of the Industries segment. Dover also discontinued and entered into an agreement to sell Tranter PHE, which previously reported within the Process Equipment group of the Diversified segment, and Dover discontinued one other business, which previously reported within the Packaging group of the Systems segment.

16 of 25

SEGEMENT RESULTS OF OPERATIONS
Diversified

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands, unaudited)	2005	2004	% Change	2005	2004	% Change
Revenue	$185,222	$148,128	25%	$566,969	$449,526	26%
Segment Income	23,123	16,586	39%	66,512	54,076	23%
Operating margins	12.5%	11.2%		11.7%	12.0%
Bookings	184,600	166,815	11%	615,240	501,372	23%
Book-to-Bill	1.00	1.13		1.09	1.12
Backlog				296,561	239,057	24%
Diversified revenue and income increases over the prior year quarter reflect improvements at both Industrial Equipment and Process Equipment. Bookings continued the trend of exceeding prior year levels with growth in the aerospace, defense, heat exchanger, and oil and gas markets.
Industrial Equipment revenue and income were up 26% and 25%, respectively, over the prior year quarter, primarily due to strong demand in the commercial aerospace and construction markets. The margin was essentially flat reflecting higher volume with moderating increases in steel prices, offset by unfavorable product mix. The automotive and powersports businesses were down, as gains in the North American professional racing market were impacted by lower international, aftermarket, and OEM sales. Bookings increased 11%, generating a book-to-bill ratio of 0.96, and backlog increased 22%.
Process Equipment achieved a 57% income improvement on a 23% increase in revenue, compared to the prior year quarter. Income growth was driven by higher volume, pricing adjustments, and productivity gains. The robust oil and gas market for bearings and the expanding European and Far East HVAC markets for heat exchangers were the primary drivers for these gains. Bookings increased 10%, backlog grew 31%, and the book-to-bill ratio was 1.07.
For the nine months ended September 30, 2005, the increases in Diversified revenue, income and bookings reflected improvements at both Industrial Equipment and Process Equipment. Industrial Equipment had revenue and income increases of 29% and 17%, respectively. Bookings increased 24% and the book-to-bill ratio was 1.07. Process Equipment had revenue and income increases of 19% and 35%, respectively. Bookings increased 20% and the book-to-bill ratio was 1.12.
Electronics

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands, unaudited)	2005	2004	% Change	2005	2004	% Change
Revenue	$132,264	$118,016	12%	$409,349	$341,648	20%
Segment Income	6,286	9,179	-32%	29,794	30,665	-3%
Operating margins	4.8%	7.8%		7.3%	9.0%
Bookings	136,025	111,565	22%	418,147	349,527	20%
Book-to-Bill	1.03	0.95		1.02	1.02
Backlog				116,619	97,184	20%
The increase in revenue over the prior year quarter in Electronics primarily reflects the Colder and Corning Frequency Controls (CFC) acquisitions, partially offset by the disruption to the Triton ATM business caused by Hurricane Katrina. The disruption in Triton’s business due to the hurricane, coupled with acquisition costs, resulted in a decrease in income, which was partially mitigated by improvements in the component businesses. Sequentially, quarterly revenue and income declined 7% and 52%, respectively, while bookings increased by 1%, resulting in a quarter-end backlog of $117 million.
Components recorded a 25% increase in revenue over the prior year quarter reflecting the impact of the CFC and Colder acquisitions. Income increased by 133% over the prior year quarter driven by the acquisitions, as well as cost reductions and efficiency gains in the core businesses. The margin was up 460 basis points compared to the prior year quarter. Sequentially, revenue was essentially flat as the

17 of 25

positive impact of acquisitions was offset by weaker shipments from core businesses. Sequential quarterly income increased by 21% due to the impact of Colder as well as improved core business margins. Orders finished on a strong note for the quarter, with a bookings increase of 37%, resulting in a book-to-bill ratio of 0.99, and backlog increased 17% compared to the prior year quarter.
Commercial Equipment revenue and income decreased 15% and 92%, respectively, from the prior year quarter due to hurricane Katrina’s disruption of the ATM business, with operations in Long Beach, Mississippi, and lower shipments in the chemical dispensing business. Losses related to the hurricane, which disrupted operations significantly in September, are estimated to be in the $5 to $6 million range for the quarter. It is expected that ATM operations will be restored to full capacity in the fourth quarter. Bookings were impacted to a lesser extent, declining 6% compared to the prior year quarter, resulting in a book-to-bill ratio of 1.15 and a 70% increase in backlog.
For the nine months ended September 30, 2005, the increases in Electronics revenue and bookings reflected improvements at both Components and Commercial Equipment, while income was essentially flat as a result of the disruption of the ATM business caused by hurricane Katrina. Components had revenue and income increases of 28% and 33%, respectively. Bookings increased 27% and the book-to-bill ratio was 1.02. Commercial Equipment revenue increased 3%, while income decreased 26%, due to the disruption in the ATM business. Bookings increased 3% and the book-to-bill ratio was 1.02.
Industries

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands, unaudited)	2005	2004	% Change	2005	2004	% Change
Revenue	$219,333	$201,514	9%	$652,374	$590,860	10%
Segment Income	29,265	23,714	23%	78,461	68,516	15%
Operating margins	13.3%	11.8%		12.0%	11.6%
Bookings	227,825	199,904	14%	662,863	628,379	5%
Book-to-Bill	1.04	0.99		1.02	1.06
Backlog				213,376	208,961	2%
Industries revenue increase over the prior year quarter was driven by Mobile Equipment, while quarterly bookings improved in both groups. Industries income established a new record for the quarter and was a third consecutive quarterly increase. Operating margin increased 150 basis points compared to the prior year quarter.
Mobile Equipment revenue was up 19% over the prior year quarter, driven by strong military sales and continued strength in the oil field industry. Income increased 52% driven by volume and strong cost control initiatives, and was aided by the sale of a previously closed facility, which resulted in a gain of $1.4 million. Bookings increased 21% due to strong demand for trailer and refuse products, resulting in a book-to-bill ratio of 1.05 and a backlog increase of 3%.
Despite a 5% decline in Service Equipment revenue from the prior year quarter due to continued weakness in the automotive service industry, income rose 3%, as a result of continued improvements in operating efficiencies and selective pricing increases. Bookings increased 3%, while the backlog remained essentially flat and the book-to-bill ratio was 1.02.
For the nine months ended September 30, 2005, the increases in Industries revenue, income and bookings reflected improvement primarily at Mobile Equipment, which had revenue and income increases of 16% and 32%, respectively. Mobile Equipment bookings increased 9% and the book-to-bill ratio was 1.01. Service Equipment income improved 1% on increased revenue of 3%, with no change in bookings and a book-to-bill ratio of 1.02.

18 of 25

Resources

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands, unaudited)	2005	2004	% Change	2005	2004	% Change
Revenue	$404,653	$337,139	20%	$1,170,557	$943,542	24%
Segment Income	65,940	55,818	18%	196,418	158,480	24%
Operating margins	16.3%	16.6%		16.8%	16.8%
Bookings	410,657	320,140	28%	1,203,862	995,866	21%
Book-to-Bill	1.01	0.95		1.03	1.06
Backlog				192,646	155,243	24%
Resources record revenue in the third quarter represents a 3% sequential increase over the previous quarter. Income was up 18% from the prior year quarter, but was essentially flat compared to second quarter of 2005. Bookings for the quarter reached an all-time high, exceeding the second quarter by 6%, reflecting strong fundamentals in most of the markets served with the exception of the automotive sector. The decline in operating margin was due primarily to market development initiatives, system implementations, and some one-time charges related to the phase out of underperforming product lines.
The best performing group was Oil and Gas Equipment, which continues to experience strong demand for its energy-related products. Bookings increased by 59%, revenue by 56%, income by 50%, and backlog by 129% over the prior year quarter with a book-to-bill ratio of 1.04.
Revenue in Fluid Solutions was up 4% and income was essentially flat compared to the prior year quarter. These results reflect strength in the rail tank car, cargo tank, and refined fuels processing markets, partially offset by weakness in retail service station equipment. Bookings were up 16% and backlog was up 21%, with a book-to-bill ratio of 1.00.
Material Handling revenue and income increased 16% and 12%, respectively, fueled by strong demand in the petroleum and utility equipment markets. The negative leverage was the result of increases in specialty materials and transportation costs, non-recurring charges and a decline in automotive sector revenue. Backlog increased 13% and bookings increased 21% with a book-to-bill ratio of 1.01.
For the nine months ended September 30, 2005, the increases in Resources revenue, income and bookings reflected improvements at all three Resources groups. Oil and Gas Equipment had revenue and income increases of 56% and 66%, respectively. Bookings increased 55% and the book-to-bill ratio was 1.03. Fluid Solutions revenue and income both increased 14%. Bookings increased 13% and the book-to-bill ratio was 1.01. Material Handling had revenue and income increases of 16% and 7%, respectively. Bookings increased 10% and the book-to-bill ratio was 1.05.
Systems

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands, unaudited)	2005	2004	% Change	2005	2004	% Change
Revenue	$197,076	$169,092	17%	$530,682	$451,915	17%
Segment Income	29,221	19,095	53%	78,168	50,538	55%
Operating margins	14.8%	11.3%		14.7%	11.2%
Bookings	201,362	175,593	15%	579,253	490,670	18%
Book-to-Bill	1.02	1.04		1.09	1.09
Backlog				172,806	128,064	35%
Systems income improvements over the prior year quarter were driven by Food Equipment. Operating margin improved 350 basis points compared to the prior-year quarter.
Food Equipment revenue and income improved 23% and 122%, respectively, over the prior year quarter due primarily to increased supermarket and food equipment revenue, and productivity improvements driven by last year’s restructuring initiatives, which resulted in a loss. Bookings increased 18%, backlog increased 33% and the book-to-bill ratio was 0.99. The Food Equipment companies continue to gain market share due to new product introductions and superior customer service.

19 of 25

Packaging Equipment revenue was down slightly, while income was down 31% compared to the prior year quarter. This shortfall is primarily due to the timing of shipments of can necking and trimming equipment, resulting in the absorption of higher costs in the current quarter to meet future orders. The book-to-bill ratio was 1.15, bookings increased 5% and backlog increased 43%.
For the nine months ended September 30, 2005, the increases in Systems revenue, income and bookings reflected improvements at both Food Equipment and Packaging. Food Equipment had revenue and income increases of 17% and 56%, respectively. Bookings increased 18% and the book-to-bill ratio was 1.08. Packaging had revenue and income increases of 18% and 35%, respectively. Bookings increased 19% and the book-to-bill ratio was 1.11.
Technologies

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands, unaudited)	2005	2004	% Change	2005	2004	% Change
Revenue	$426,767	$412,414	3%	$1,162,780	$1,115,629	4%
Segment Income	54,557	58,065	-6%	121,204	137,464	-12%
Operating margins	12.8%	14.1%		10.4%	12.3%
Bookings	392,073	348,782	12%	1,190,261	1,125,546	6%
Book-to-Bill	0.92	0.85		1.02	1.01
Backlog				186,291	175,729	6%
Technologies third quarter revenue increased 7% sequentially, continuing the quarterly improvement seen throughout this year. Quarterly income was at its highest level since the third quarter of 2004 and up 19% sequentially. The Circuit Assembly and Test (“CAT”) group results reflected market trends which, while improving during 2005, appear to have plateaued at current levels. The Product Identification and Printing (“PIP”) group results reflect improved cost saving measures and the addition of Datamax, a fourth quarter 2004 acquisition. Margin improved 140 basis points sequentially continuing the trend of quarterly improvement.
Overall, CAT experienced a 5% decline in revenue and a 17% decrease in income compared to the prior year which benefited from a robust backend semiconductor industry. However, demand resulting from lead free regulations, as well as increased demand in the Far East, drove improved revenue and income from automated screen printers and soldering equipment. Sequentially, revenue and income are up 13% and 69%, respectively. The book-to-bill ratio for the quarter was 0.90 as the group increased production to address the growing backlog, which increased 7% over the prior year quarter. Bookings increased 9% over the prior year quarter. The CAT companies absorbed some expenses related to rationalizing their businesses and lowering cost structures during the third quarter, and anticipate additional fourth quarter charges in the range of $4 to $5 million, primarily for the termination of certain real estate lease obligations.
PIP reported a 26% increase in revenue, resulting in a 23% increase in income over the prior year quarter. The acquisition of Datamax contributed to substantially all of this revenue increase and a significant portion of the income increase. Sequentially, revenue was down 5% with income improving 12%. While PIP continues to face a challenging European market, new products and improved cost efficiencies contributed to improved margins. The book-to-bill ratio was 0.96 for the quarter, and the backlog decreased 1% and bookings increased 20%, from the prior-year quarter.
For the nine months ended September 30, 2005, Technologies revenue increased 4%, income decreased 12% and bookings were up 6%. CAT had an 8% decrease in revenue, a 38% decrease in income and a 4% decrease in bookings, with a book-to-bill ratio of 1.03. PIP income increased 25% on a 37% increase in revenue with a 31% increase in bookings and a book-to-bill ratio of 1.00. The nine-month results for Technologies and its two groups reflect the conditions described for the third quarter.
Outlook
The Company expects to continue to see the benefits of its focus on operational excellence which includes improving margins and working capital management. Bookings have softened in some sectors, Europe remains weak, and there will be further purchase accounting expenses associated with the third

20 of 25

quarter acquisition activity in the fourth quarter. The Company is cautiously optimistic that the fourth quarter results will remain strong.
New Accounting Standards
See Note 13 — New Accounting Standards
Special Notes Regarding Forward Looking Statements
This Quarterly Report on Form 10-Q, particularly “Management’s Discussion and Analysis,” contains forward-looking statements within the meaning of the Securities Act of 1933, as amended, the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. Such statements relate to, among other things, income, cash flow, operating improvements, and industries in which the Company operates and the U.S. and global economies, and may be indicated by words or phrases such as “anticipates,” “supports,” “plans,” “projects,” “expects,” “believes”, “should,” “would,” “could,” “hope,” “forecast,” “management is of the opinion,” use of the future tense and similar words or phrases. Forward-looking statements are subject to inherent uncertainties and risks, including among others: increasing price and product/service competition by foreign and domestic competitors including new entrants; the impact of technological developments and changes on the Company, particularly the Company’s Electronics and Technologies segments; the ability to continue to introduce competitive new products and services on a timely, cost-effective basis; changes in the cost or availability of raw materials or energy, particularly steel; changes in customer demand; the extent to which the Company is successful in expanding into new geographic markets, particularly outside of North America; the relative mix of products and services which impacts margins and operating efficiencies; the achievement of lower costs and expenses; domestic and foreign governmental and public policy changes including environmental regulations and tax policies (including domestic and foreign export subsidy programs, R&E credits and other similar programs, some of which were changed in 2004); unforeseen developments in contingencies such as litigation; protection and validity of patent and other intellectual property rights; the success of the Company’s acquisition program; the cyclical nature of some of the Company’s businesses and the impact of natural disasters, such as recent hurricanes Katrina and Rita, and their effect on global energy markets; continued events in the Middle East and possible future terrorist threats and their effect on the worldwide economy. In addition, such statements could be affected by general industry and market conditions and growth rates, and general domestic and international economic conditions including interest rate and currency exchange rate fluctuations. In light of these risks and uncertainties, actual events and results may vary significantly from those included in or contemplated or implied by such statements. Readers are cautioned not to place undue reliance on such forward-looking statements. These forward-looking statements speak only as of the date made. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.
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
Non-GAAP Information
In an effort to provide investors with additional information regarding the Company’s results as determined by generally accepted accounting principles (GAAP), the Company also discloses non-GAAP information which management believes provides useful information to investors. Free cash flow, net debt, total capitalization, operational working capital, revenues excluding the impact of changes in foreign currency exchange rates and organic revenue growth are not financial measures under GAAP and should not be considered as a substitute for cash flows from operating activities, debt or equity, revenue and working capital as determined in accordance with GAAP, and they may not be comparable to similarly titled measures reported by other companies. Management believes the (1) net debt to total capitalization ratio and (2) free cash flow are important measures of operating performance and liquidity. Net debt to total

21 of 25

capitalization is helpful in evaluating the Company’s capital structure and the amount of leverage it employs. Free cash flow provides both management and investors a measurement of cash generated from operations that is available to fund acquisitions, pay dividends, repay debt and repurchase the Company’s common stock. Reconciliations of free cash flow, total debt and net debt can be found in Part (1) of Item 2-Management’s Discussion and Analysis. Management believes that reporting operational working capital (also sometimes called “working capital”), which is calculated as accounts receivable, plus inventory, less accounts payable, provides a meaningful measure of the Company’s operational results by showing the changes caused solely by revenue. Management believes that reporting operational working capital and revenues at constant currency, which excludes the positive or negative impact of fluctuations in foreign currency exchange rates, provides a meaningful measure of the Company’s operational changes, given the global nature of Dover’s businesses. Management believes that reporting organic revenue growth, which excludes the impact of foreign currency exchange rates and the impact of acquisitions, provides a better comparison of the Company’s revenue performance and trends between periods.
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There has been no significant change in the Company’s exposure to market risk during the first nine months of 2005. For discussion of the Company’s exposure to market risk, refer to Item 7A, Quantitative and Qualitative Disclosures about Market Risk, contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.
Item 4. CONTROLS AND PROCEDURES
At the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective. During the third quarter of 2005, there were no changes in the Company’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. In making its assessment of changes in internal control over financial reporting as of September 30, 2005, management has excluded those companies acquired in purchase business combinations during the twelve months ended September 30, 2005. The Company is currently assessing the control environments of these acquisitions. These companies are wholly-owned by the Company and their total revenue for both the three- and nine-month periods ended September 30, 2005 represent approximately 9.0% and 8.3%, respectively, of the Company’s consolidated total revenue and 24.8% of the Company’s consolidated assets at September 30, 2005.

22 of 25

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
See Part I, Notes to Condensed Consolidated Financial Statements, Note 9.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a)	Not applicable.

(b)	Not applicable.

(c)	The shares listed below represent shares of the Company’s stock which were acquired by the Company during the third quarter. The following table depicts the purchase of these shares:

				(d) Maximum Number
			(c) Total Number of	(or Approximate Dollar
			Shares Purchased as	Value) of Shares that
	(a) Total Number		Part of Publicly	May Yet Be Purchased
	of Shares	(b) Average Price	Announced Plans or	under the Plans or
Period	Purchased	Paid per Share	Programs	Programs
July 1 to July, 31, 2005	1,654	$36.63	Not applicable	Not applicable
August 1 to August 31, 2005	938	40.65	Not applicable	Not applicable
September 1 to September 30, 2005	—	—	Not applicable	Not applicable
For Third Quarter 2005	2,592	38.08	Not applicable	Not applicable
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Submission of Matters to a Vote of Security Holders
None
Item 5. Other Information
(a)	None.

(b)	None.
Item 6. Exhibits
10.1	Stock Purchase Agreement, dated as of August 21, 2005, by and among Knowles Electronics Holdings, Inc., Key Acquisition, L.L.C., the other stakeholders of Knowles Electronics Holdings, Inc., Dover Electronics, Inc. and Dover Corporation, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 3, 2005 (SEC File No. 001-04018), is incorporated by reference.

31.1	Certificate pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, signed and dated by Robert G. Kuhbach.

31.2	Certificate pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, signed and dated by Ronald L. Hoffman.

32	Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed and dated by Ronald L. Hoffman and Robert G. Kuhbach.

23 of 25

Signatures
      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

DOVER CORPORATION
Date: October 28, 2005	/s/ Robert G. Kuhbach
Robert G. Kuhbach, Vice President,
Finance, Chief Financial Officer & Treasurer (Principal Financial Officer)

Date: October 28, 2005	/s/ Raymond T. McKay, Jr.
Raymond T. McKay, Jr., Vice President,
Controller (Principal Accounting Officer)

24 of 25

EXHIBIT INDEX
10.1	Stock Purchase Agreement, dated as of August 21, 2005, by and among Knowles Electronics Holdings, Inc., Key Acquisition, L.L.C., the other stakeholders of Knowles Electronics Holdings, Inc., Dover Electronics, Inc. and Dover Corporation, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 3, 2005 (SEC File No. 001-04018), is incorporated by reference.

31.1	Certificate pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, signed and dated by Robert G. Kuhbach.

31.2	Certificate pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 as amended, signed and dated by Ronald L. Hoffman.

32	Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed and dated by Ronald L. Hoffman and Robert G. Kuhbach.

25 of 25