Form 10-K
period 2005-12-31
DOVER CORP
filed 2006-03-07
CIK 29905

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File No. 1-4018

Dover Corporation
(Exact name of Registrant as specified in its charter)

Delaware	53-0257888
(State of Incorporation)	(I.R.S. Employer Identification)

280 Park Avenue, New York, NY (Address of principal executive offices)	10017 (Zip Code)

(Registrant’s telephone number)
(212) 922-1640

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, par value $1	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by checkmark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☑     No ☐

Indicate by checkmark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past ninety days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, and accelerated filer, or a non-accelerated filer. See definitions of “accelerated filer” and “large accelerated filer” in Rule 12-b-2 of the Securities Exchange Act.
Large accelerated filer ☑     Accelerated filer ☐     Non-accelerated filer ☐

Indicate by checkmark whether the registrant is a shell company (as defined by Rule 12b-2 of the Securities Exchange Act).  Yes ☐     No

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the Registrant as of the close of business June 30, 2005 was $7,366,031,332. The Registrant’s closing price as reported on the New York Stock Exchange-Composite Transactions for June 30, 2005 was $36.38 per share.

The number of outstanding shares of the Registrant’s common stock as of February 24, 2006 was 203,302,588.

Documents Incorporated by Reference:

Part III —	Certain Portions of the Proxy Statement for Annual Meeting of Stockholders to be Held on April 18, 2006 (the “2006 Proxy Statement”).

Special Notes Regarding Forward-looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Securities Act of 1933, as amended, the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. Such statements relate to, among other things, earnings, cash flow, changes in operations, competitors, industries in which Dover companies operate and the U.S. and global economies. Statements in this 10-K that are not historical are hereby identified as “forward-looking statements.” Such statements may be indicated by words or phrases such as “anticipates,” “supports,” “plans,” “seeks,” “projects,” “expects,” “believes”, “should,” “would,” “could,” “hope,” “forecast,” “management is of the opinion,” use of the future tense and similar words or phrases. Forward-looking statements are subject to inherent uncertainties and risks, including among others: increasing price and product/service competition by foreign and domestic competitors including new entrants; the impact of technological developments and changes on Dover companies, particularly the companies in Dover’s Electronics and Technologies segments; the ability to continue to introduce competitive new products and services on a timely, cost-effective basis; changes in the cost or availability of raw materials, particularly steel or energy; changes in customer demand; the extent to which Dover companies are successful in expanding into new geographic markets, particularly outside of North America; the relative mix of products and services which impacts margins and operating efficiencies; the achievement of lower costs and expenses; domestic and foreign governmental and public policy changes including environmental regulations and tax policies (including domestic and foreign export subsidy programs, research and experimentation credits and other similar programs); unforeseen developments in contingencies such as litigation; protection and validity of patent and other intellectual property rights; the success of the Company’s acquisition program; the cyclical nature of the business of some of Dover’s companies; the impact of natural disasters, such as hurricanes, and their effect on global energy markets; and continued events in the Middle East and possible future terrorist threats and their effect on the worldwide economy. In addition, such statements could be affected by general industry and market conditions and growth rates, and general domestic and international economic conditions including interest rate and currency exchange rate fluctuations. In light of these risks, uncertainties and changes in circumstances, actual events and results may vary significantly from those included in or contemplated or implied by such statements. Readers are cautioned not to place undue reliance on such forward-looking statements. These forward-looking statements speak only as of the date made. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

The Company may, from time to time, post financial or other information on its Internet website, www.dovercorporation.com. The Internet address is for informational purposes only and is not intended for use as a hyperlink. The Company is not incorporating any material on its website into this report.

PART I

Item 1.	Business

Overview

Dover Corporation (“Dover” or the “Company”), incorporated in 1947 in the State of Delaware, became a publicly traded company in 1955. It is a diversified industrial manufacturing corporation encompassing operating companies that manufacture a broad range of specialized industrial products and sophisticated manufacturing equipment and seek to expand their range of related services. Additional information is contained in Items 7 and 8.

The Company reports its results in six reportable business segments, Diversified, Electronics, Industries, Resources, Systems and Technologies, and discusses their operations in 13 groups. Diversified builds products for use in the defense, aerospace and automotive aftermarket industries, heat transfer equipment, specialized bearings, construction and agricultural cabs, as well as color measurement and control systems for printing presses. Electronics designs and manufactures a wide variety of electronic, electromechanical, and plastic components for original equipment manufacturers (“OEMs”) serving numerous end markets including hearing aids, telecom infrastructure and cell phones, defense and aerospace electronics, and medical/life sciences. In addition, this segment manufactures ATM hardware and software for retail applications and financial institutions, and chemical proportioning and dispensing systems for janitorial/sanitation applications. Industries produces equipment and components for use in waste handling, bulk transport and automotive service industries. Resources manufactures products primarily for the petroleum and natural gas, automotive fueling, fluid handling, engineered components, material handling and chemical equipment industries. Systems manufactures refrigeration systems, display cases, walk in coolers, food service cooking equipment and other products for the supermarket/restaurant industries. In addition, this segment manufactures specialized machinery for use in the beverage and food processing industries. Technologies builds sophisticated automated assembly and testing equipment for the electronics industry, and industrial printers and consumables for coding and marking.

Business Strategy

The Company operates with certain fundamental strategies. First, it seeks to acquire and own businesses with proprietary, engineered industrial products which make them leaders in the niche markets they serve. To ensure success, the Dover companies place emphasis on new product development to better serve customers and expansion into new markets to serve new customers. Second, these businesses are committed to operational excellence and all of Dover’s operating companies are expected to be market leaders as measured by market share, customer service, innovation, profitability and return on invested capital. Third, the Company is committed to an autonomous operating culture with high ethical standards, trust, respect and open communication, to allow individual growth and operational effectiveness.

Management Philosophy

The Company practices a highly decentralized management style. The presidents of the operating companies are given a great deal of autonomy and have a high level of independent responsibility for their businesses and their performance. This is in keeping with the Company’s operating philosophy that independent operations are better able to serve customers by focusing closely on their products and markets, and reacting quickly to customer needs. The Company’s executive management role is to provide management oversight, allocate and manage capital, assist in major acquisitions, evaluate, motivate and, as necessary, replace operating company management, and also provide selected other services.

Acquisitions

Dover has a long-standing acquisition program, which seeks to acquire and develop “platform” businesses that are market leaders as measured by market share, customer service, innovation, profitability and return on invested capital. Ideal acquisition candidates are generally manufacturers of high value-added, engineered products sold to a broad customer base of industrial or commercial users. One of the most critical factors in the decision to acquire a business is the Company’s judgment of the skill, energy, ethics and compatibility of the top executives at the acquisition target. Keeping with the Company’s decentralized structure, Dover generally expects that acquired companies will continue to be operated by the management team in place at acquisition, with a high degree of autonomy.

The Company has traditionally focused on acquiring new businesses that can operate independently from other Dover companies (“stand-alones”). Beginning in 1993, the Company began increasing the number of “add-on” businesses it acquired — businesses that could be added on to existing Dover companies. In recent years, including 2005, the Company has indicated an intention to buy larger stand-alones, while continuing to acquire “add-on” businesses to enhance companies already owned.

From January 1, 2000 through December 31, 2005, the Company made 68 acquisitions at a total acquisition cost of $2,900.8 million. These acquisitions have had a substantial impact on the Company’s revenue and earnings since 2000. During the three years 2001-2003, the overall number of Company acquisitions and dollars invested was lower than in previous years. This largely reflected the general economic conditions and the lack of attractive acquisition candidates. In 2004, the Company acquired eight add-on businesses for an aggregate of $514.3 million. During 2005, the Company acquired a total of ten businesses (eight add-ons) for an aggregate cost of $1,091.8 million, the highest annual acquisition investment level in its history. For more details regarding acquisitions completed over the past two years, see Note 2 to the Consolidated Financial Statements in Item 8. The Company’s future growth depends in large part on finding and acquiring successful businesses, as a substantial number of the Company’s current businesses operate in relatively mature markets. While the Company expects all of its businesses to generate annual internal growth of 5 – 7%, sustained internal growth at these levels is difficult to achieve.

Divestitures

In 2006, Dover is entering the second year of a strategic review of its portfolio of businesses, a process that has improved the Company’s focus on key markets for long-term growth. While the Company generally expects to hold businesses that it buys, it periodically reassesses the portfolio of businesses to verify that those businesses continue to be essential contributors to Dover’s long-term growth strategy. On occasion, there are situations in which one of Dover’s companies is a very attractive acquisition for another company based on specific market conditions. In those circumstances, Dover might make an opportunistic sale, such as the 2005 sale of Hydratight Sweeney and the agreement to sell Tranter PHE. In addition, the Company will strategically divest operations that cannot meet Dover’s long-term performance goals, such as the 2005 sales of Somero Enterprises and Koolant Koolers. Based on these criteria, the Company has from time to time divested businesses. Over the past five years, the Company has discontinued 26 and sold 21 operations for an aggregate pre-tax consideration of approximately $619 million. For more details, see the “Discontinued Operations” discussion below and Note 7 to the Consolidated Financial Statements in Item 8.

Reportable Segments

The Company reports its results in six segments and discusses their operations in 13 groups. The segment structure is based on markets served and allows the management of each segment to focus its attention on particular markets, to provide oversight capacity to acquire additional businesses and to foster leadership development. Below is a listing of each segment and the descriptions of each group therein. For additional financial information about Dover’s reportable segments, see Note 13 to the Consolidated Financial Statements in Item 8 of this Form 10-K.

Diversified

Industrial Equipment

The Industrial Equipment group produces parts for vehicle markets, including boats, construction equipment, automotive, powersports, aerospace and commercial airlines. Specifically, it fabricates operator cabs and rollover structures for sale to OEM manufacturers in the construction, agriculture, and commercial equipment markets, and it produces standard and custom high volume sheet metal enclosures for the electronics, telecommunications and electrical markets. In addition, the group sells internal engine components and other engine accessories to the motorsport and powersport markets that include high performance racing, motorcycles, all-terrain vehicles, snowmobiles and watercraft. Products include forged and cast pistons, connecting rods, crankshafts and cylinder liners along with their complementary components, including piston rings, bearings, gaskets, and a variety of other internal valve train and engine components. The Industrial Equipment group also designs, manufactures and maintains fluid control assemblies and structural components for the global aerospace and U.S. defense industries, supporting the full product life cycle from the original design and build through the aftermarket. It specializes in complex fluid control assemblies with typical end-use applications such as submarines, aircraft control systems and engine thrust reverser systems, land and amphibious utility vehicle actuation systems, helicopter rotary systems, engine pneumatic ducting and cooling systems, aircraft environmental control systems, and general airframe and engine components. The businesses share common customers throughout the commercial aerospace and defense industries and sell directly to their end users: OEMs, airlines and government agencies.

Process Equipment

The Process Equipment group manufactures color measurement and control systems for printing presses for the catalog, book, publication and newspaper printing markets; designs and manufactures copper-brazed compact heat exchangers, including heat exchangers and design software for district heating and district cooling substations; and designs and manufactures bearings for certain rotating machinery applications, including turbo machinery, motors and generators for use in the energy, industrial, utility, naval and commercial marine industries. These product lines include polymer, ceramic and magnetic designs for specific customer applications, as well as hydrodynamic bearing design applications.

The Diversified segment has operations and manufacturing facilities in North America, Europe and Asia, and its products are sold primarily in the Americas and Europe.

Electronics

Components

The Components group designs and manufactures advanced micro-acoustic components, precision frequency control products, plastic quick disconnect couplings, specialty ceramic capacitors, RF and microwave filters and switches, and electromagnetic assemblies.

Specifically, the group designs and manufactures miniaturized transducers and electromechanical components for use in hearing aids, cell phones and high-end headsets, frequency control products including crystal oscillators, frequency translators, clock and data recovery products, SAW filters, and hybrid circuits for use in numerous telecom infrastructure systems, defense and aerospace electronics and other industrial applications. The plastic quick disconnect couplings are used by OEMs serving the industrial, biopharmaceutical, life sciences, chemical, and printing markets. Specialty capacitor products include single, multi-layer, variable capacitors as well as custom assemblies and planar arrays sold to customers in the communications, defense and aerospace, medical and automotive markets. Electromagnetic assemblies include stators for regulating fuel pressure for the heavy truck markets, phenolic brake pistons, and electronic valve components for irrigation applications.

Commercial Equipment

The Commercial Equipment group manufactures a line of ATM machines, and chemical and solvent dispensing systems. The ATM business provides hardware, software and services for retail and financial institution customers and its machines are found in banks, credit unions, major retail chains, convenience stores, airports, hotels, office buildings, restaurants, shopping centers, supermarkets and casinos. The proportioning and dispensing systems are used to dilute and dispense concentrated chemicals and solvents used by restaurants, hospitals, schools, universities and other large institutions, and building service contractors for janitorial/sanitation and equipment maintenance applications.

Electronics’ products are sold to OEMs and their manufacturing service providers in North America, Europe, and Asia by direct sales as well as through an extensive network of independent representatives. Electronics’ products are manufactured in the U.S., Canada, the Dominican Republic, Brazil, Europe and Asia.

Industries

Mobile Equipment

The Mobile Equipment group manufactures a wide variety of refuse collection bodies (refuse trucks), tank trailers including aluminum, stainless steel and steel trailers that carry petroleum, chemical, edible, dry bulk and waste products, including specialty trailers focused on the heavy haul, oil field and recovery niches, and waste processing equipment. Specifically, these products include manual and automated side loaders, front loaders, rear loaders and a variety of recycling units and container lifts for the refuse collection industry as well as for commercial and industrial applications. They are sold to municipal customers, national accounts, and independent waste haulers through a network of distributors, and directly in certain geographic areas. Also, the group manufactures a line of dump truck bodies/hoists for sale to municipal, landscaping, mining and hauling customers. The waste processing equipment products include self-contained compactors, stationary compactors, and vertical balers and recycling equipment including conveyor systems, horizontal auto-tie, two ram, and shear balers. The tank trailers are marketed both directly and indirectly through distributors to customers in the construction, trucking, railroad, oil field, towing and recovery, and heavy haul industries, as well as to various government agencies. The bailing equipment is sold primarily in the U.S. to distribution centers, malls, stadiums, arenas, hotels/motels, warehouses, office complexes, retail stores, and environmental businesses.

Service Equipment

The Service Equipment group manufactures vehicle collision measuring and repair systems, including frame pulling equipment, computerized measuring, frame specifications, and vehicle inspection products, vehicle wash systems and vehicle service lifts. The vehicle collision measuring equipment is marketed worldwide in over 45 countries throughout Europe, Asia and the Americas, utilizing direct sales personnel, manufacturer representatives and distributors, along with service and training organizations. The group’s vehicle wash systems are sold primarily in the U.S. and Canada to major oil companies, as well as to investors, and sales are made through distributors throughout the U.S who install the equipment and provide after-sale service and support. The vehicle service lifts are sold through equipment distributors, and directly to a wide variety of markets, including independent service and repair shops, national chains and franchised service facilities, new car and truck dealers, national and local governments, and government maintenance and repair locations.

The Industries segment has operations and manufacturing facilities in the U.S., Argentina, Thailand, and Europe.

Resources

Fluid Solutions

The Fluid Solutions group manufactures pumps and compressors for the transfer of liquid and gas products; supplies engineered products, including valves, electronic controls, loading arms, swivels, and couplings; produces vehicle fuel dispensing products; designs and manufactures engineered liquid filtration equipment and systems for the petroleum refining, chemical, food and beverage, pulp and paper, hydrometallurgy, and other process industries; and produces a wide range of air-operated double-diaphragm pumps. The pumps and compressors are used in a wide variety of markets, including the refined fuels, LPG, pulp and paper, wastewater, food/sanitary, military/marine, transportation, and chemical process industries. The pump technologies include positive displacement, sliding vane and eccentric disc pumps in addition to centrifugal process pumps. Its compressor technologies include reciprocating, rotary vane, and screw compressors. The engineered products are used for the transfer, monitoring, measurement, and protection of hazardous, liquid and dry bulk commodities in the chemical, petroleum and transportation industries.

The fuel dispensing products offer an extensive line of conventional, vapor recovery, and Clean Energy (LPG, CNG, and Hydrogen) nozzles, swivels and breakaways, as well as a tank pressure management system. The Fluid Solutions group provides a complete line of environmental products for both aboveground and underground storage tanks, suction system equipment, flexible piping, and secondary containment systems. It also offers an array of tire inflation and vacuum systems, as well as unattended fuel management, integrated tank monitoring, and

Point-of-Sale card systems. The liquid filtration product range includes mechanically self-cleaning, backwashing, bag, cartridge, belt, drum and vacuum table filters, marketed and sold globally through distributors. The double-diaphragm pumps are made of a variety of metals and engineered plastics. These pumps are used in a broad variety of fluid transfer applications in general industrial, process industry, and specialized applications.

Material Handling

The Material Handling group manufactures and sells a variety of modular automation and workholding components; highly engineered welded hydraulic cylinders, custom hydraulic swivels, and electric slip rings; worm gear and planetary winches; worm gear and planetary hoists; traction (constant pull) winches; rotation drives and speed reducers; capstan drives; high capacity bumper/winch packages; electronic monitoring systems and other related products; and a full line of off-road equipment and accessories that enhance the performance of four-wheel-drive (“4WD”) vehicles, ATVs and utility vehicles. Modular automation and workholding products include manual toggle clamps, pneumatic and hydraulic clamps, automation power clamps, automation shuttles and lifters, grippers, slides, end-effectors, and other “end of robot arm” devices. The welded hydraulic cylinders are used for work platform, aerial utility truck, material handling, construction, and mining industry OEMs throughout North America. The winch related products primarily serve the construction, marine, lumber, railroad, refuse, petroleum, military towing and recovery, and utility markets, through OEMs and an extensive dealer network. The products related to off-road equipment include recreational winches, winch mounts, 4WD hubs and other accessories. The group also markets electric and hydraulic hoists to commercial, industrial and severe customers around the world and provides a range of patented, technologically advanced 4WD and all-wheel drive powertrain systems to automotive OEMs around the world, but primarily in North America.

Oil and Gas Equipment

The Oil and Gas Equipment group manufactures products that primarily serve the upstream oil and gas exploration and production industries, including polycrystalline diamond cutters used in drill bits; sucker rods and accessories; precision quartz-resonator pressure transducers for “downhole” data collection; natural gas wells production control devices; various control valves, butterfly valves, and control instrumentation primarily for oil and gas production applications; piston rings, seal rings, engineered valves, packings and various other replacement parts and components for compressors used in the natural gas production and distribution markets, as well as in the petrochemical and petroleum refining industries; and compressor repair services through company owned service centers.

Resources’ products are sold to OEMs directly, and to other markets through a global network of distributors, primarily in North America, Europe and Asia. Its products are manufactured in North America, South America, Europe and Asia.

Systems

Food Equipment

The Food Equipment group manufactures refrigeration systems, display cases, walk-in coolers and freezers, electrical distribution products, and provides engineering services for sale to the supermarket industry, as well as to commercial/industrial refrigeration, “big box” retail and convenience store customers. In addition, the group manufactures commercial foodservice cooking equipment, cook-chill production systems, refrigeration products, custom food storage and preparation products, kitchen ventilation, air handling systems and conveyer systems. The commercial foodservice cooking equipment products serve the institutional and commercial foodservice markets worldwide through a network of dealers, distributors, national chain accounts, manufacturer’s representatives, and a direct sales force, with the primary market being North America.

Packaging Equipment

The Packaging Equipment group manufactures high-speed trimming, necking, bottom reforming, re-profiling, and flanging equipment for the beverage can-making industry. It also develops and manufactures a wide variety of packaging machines that employ a clip as the means of flexible package closure, and bowl chopping machines. In addition, the group designs and manufactures shaping, bottom rim coating, and inspection equipment as enhancements to its core product line and high-speed trimming and burnishing equipment for the plastic container industry, with an emphasis on containers for dry foods, condiments and specialty beverages. The packaging machines and clips are sold worldwide primarily for use with meat, poultry and other food products. International sales of the packaging related products, primarily in Europe, represent 65% of the packaging product sales.

The Systems segment manufacturing facilities and distribution operations are in North America and Europe, with additional distribution facilities in South America and Asia.

Technologies

Circuit Assembly and Test

The Circuit Assembly and Test group (“CAT”) manufactures equipment and consumable products related to the assembly, test and repair of printed circuit boards and semiconductor packages used in computers, automotive applications, consumer electronics, space, telecommunications, medical systems, and aircraft. The assembly equipment companies offer a broad array of equipment including solder paste deposition, component placement and automated soldering systems. The test companies provide bare circuit board testers, fixtures for both bare and loaded circuit board testing, semi-conductor test handlers and contactors, and precision electrical compliant contacts. The repair equipment companies supply solder management tools, repair workstations and fluid dispensing systems.

Product Identification and Printing

The Product Identification and Printing group (“PIP”) is a worldwide supplier of industrial marking and coding systems. Its primary printing products are based on Continuous Ink Jet (“CIJ”) technology, which is used for marking variable information (such as date codes or serial numbers) on consumer products. It provides a broad array of printing technologies, including laser, Drop on Demand (“DOD”), Thermal Transfer on Line (“TTOL”) and direct thermal. PIP provides solutions for product marking on primary packaging, secondary packaging such as cartons, and pallet marking for use in warehouse logistics operations. PIP also manufactures bar code printers and related products and narrow web printing presses used for producing pressure sensitive labels, small folding cartons and flexible packaging. The markets served by PIP include food, beverage, cosmetics, pharmaceutical, electronics, automotive and other applications where variable marking is required.

The Technologies segment has operations and manufacturing facilities in North America, Europe and Asia.

Discontinued Operations

Companies that are considered discontinued operations in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” are presented separately in the consolidated statements of operations and balance sheets and are not included in continuing operations. Earnings from discontinued operations includes charges to reduce these businesses to estimated fair value less costs to sell. Fair value is determined by using quoted market prices, when available, or other accepted valuation techniques. All interim and full year reporting periods presented reflect the discontinued operations discussed below on a comparable basis. Please refer to Note 7 to the Consolidated Financial Statements in Item 8 of this Form 10-K for additional information.

Earnings from discontinued operations for the year were $35.7 million or $0.17 diluted earnings per share (“EPS”) compared to earnings of $18.6 million or $0.09 EPS in the prior year. In the fourth quarter of 2005, Dover sold Koolant Koolers, which previously reported within the Service Equipment group of the Industries segment and discontinued a minor business in the Resources segment in the Material Handling group. Earlier in 2005, the Company discontinued and sold Somero Enterprises, which previously reported within the Mobile Equipment group of the Industries segment. Dover also discontinued and entered into an agreement to sell Tranter PHE, which previously reported within the Process Equipment group of the Diversified segment, and discontinued one other business, which previously reported within the Packaging group of the Systems segment. Also during 2005, Dover discontinued Hydratight Sweeney, a business in the Diversified segment, that was sold on May 17, 2005, and discontinued one minor business from the Industries segment, that was subsequently sold on April 1, 2005.

Charges to reduce these discontinued businesses to their estimated fair values have been recorded in earnings from discontinued operations, net of tax. During 2005, the Company discontinued a business in the Systems segment, resulting in a goodwill and intangible asset impairment of approximately $55.0 million. No charges related to the write off of goodwill or other long-lived asset impairments were recorded in 2004. For 2003, pre-tax charges were recorded to write off goodwill of $17.3 million and other long-lived asset impairments and other charges were recorded of $0.2 million.

Also, during 2005, in connection with the completion of a federal income tax audit, the Company adjusted its tax reserves relating to certain discontinued operations, resulting in tax benefits of $25.7 million.

During 2004, the Company discontinued and sold one business in the Technologies segment in the first quarter of 2004 and sold five businesses that were discontinued in 2003 for a net after tax loss of $2.4 million.

During 2003, the Company discontinued five businesses, three in the Diversified segment and one business in each of the Industries and Resources segments, all of which were classified as held for sale as of December 31, 2003. In the aggregate, these businesses were not material to the Company’s results. In addition, during 2003, the Company disposed of five businesses that were previously discontinued in 2002 for a net after tax gain of $4.9 million.

Also, during 2003, in connection with the completion of a federal income tax audit and commercial resolution of other issues, the Company adjusted certain reserves established in connection with the sales of previously discontinued operations and recorded a gain on the sales of discontinued operations, net of tax, of $16.6 million, and additional tax benefits of $5.1 million related to losses previously incurred on sales of businesses. These amounts were offset by charges of $13.6 million, net of tax, to reduce discontinued businesses to their estimated fair value, and a loss on the sale of discontinued operations, net of tax, of $6.0 million related to contingent liabilities from previously discontinued operations.

Raw Materials

Dover’s operating companies use a wide variety of raw materials, primarily metals and semi-processed or finished components, which are generally available from a number of sources. As a result, shortages or the loss of any single supplier have not had, and are not likely to have, a material impact on operating profits. During 2002, steel tariffs were imposed on the importation of certain steel products, which had a slight adverse impact on a number of Dover operating companies that use large amounts of steel. These tariffs remained in effect throughout most of 2003 and were repealed late in the year. In 2004, there were meaningful increases in raw material costs, particularly steel, and higher energy costs, including an estimated increase in unrecovered steel costs of $35 million. These increases primarily affected the Company’s industrial segments. In 2005, the impact of commodity prices moderated and most of the operating companies were able to offset cost increases with surcharges and price increases.

Research and Development

Dover’s operating companies are encouraged to develop new products as well as to upgrade and improve existing products to satisfy customer needs, expand revenue opportunities domestically and internationally, maintain or extend competitive advantages, improve product reliability and reduce production costs. During 2005, $192.2 million was spent on research and development, including qualified engineering costs, compared with $181.4 million and $151.5 million in 2004 and 2003, respectively.

For the Technologies and Electronics companies, efforts in these areas tend to be particularly significant because the rate of product development by their customers is often quite high. In general, the Technologies companies that provide electronic assembly equipment and services believe that their customers expect the performance capabilities of such equipment to improve significantly over time, with a concurrent lowering of operating costs and increasing efficiency. Significant new product development and introduction costs were incurred in 2003-2004, and moderated in 2005. Likewise, Electronics companies developing specialty electronic components for the datacom and telecom commercial markets believe that their customers expect a continuing rate of product performance improvement and reduced costs. The result has been that product life cycles in these markets generally average less than five years with meaningful sales price reductions over that time period.

Dover’s other segments contain many businesses that are also involved in important product improvement initiatives. These businesses also concentrate on working closely with customers on specific applications, expanding product lines and market applications, and continuously improving manufacturing processes. Most of these businesses experience a much more moderate rate of change in their markets and products than is generally experienced by the Technologies and Electronics businesses.

Intellectual Property

Dover companies own many patents, trademarks, licenses and other forms of intellectual property, which have been acquired over a number of years and, to the extent relevant, expire at various times over a number of years. A large portion of the Dover companies’ intellectual property consists of confidential and proprietary information constituting trade secrets that the companies seek to protect in various ways, including confidentiality agreements with employees and suppliers where appropriate. While the Dover companies’ intellectual property is important to their success, the loss or expiration of any of these rights, or any groups of related rights, probably would not materially affect the Company on a consolidated basis. The Company believes that its companies’ commitment to continuous engineering improvements, new product development and improved manufacturing techniques, as well as strong sales, marketing and service efforts, are significant to their general leadership position in the niche markets that they serve.

Seasonality

In general, operations of the Dover companies, while not seasonal, tend to have stronger revenue in the second and third quarters, particularly companies serving the consumer electronics, transportation, construction, waste hauling, petroleum, commercial refrigeration and food service markets. Companies serving the major equipment markets, such as power generation, chemical and processing industries, tend to have long lead times geared to seasonal, commercial or consumer demands, and tend to delay or accelerate product ordering and delivery to coincide with those market trends.

Customers

Dover’s companies serve thousands of customers, no one of which accounted for more than 10% of the Company’s consolidated revenue in 2005. One customer within the Systems segment accounted for approximately 20% of Systems revenue during 2005. Within each of the other five segments, no customer accounted for more than 10% of that segment’s revenue in 2005.

The Components group within the Electronics segment serves the military, space, aerospace, commercial and datacom/telecom infrastructure markets. Its customers include some of the largest operators in these markets. In addition, many of the OEM customers of the Components group outsource their manufacturing to Electronic Manufacturing Services (“EMS”) companies. The CAT group customers include many of the largest global EMS companies, particularly some of the newer EMS companies in China.

In the other Dover segments, customer concentrations are quite varied. Companies supplying the automotive and commercial refrigeration industries tend to deal with a few large customers that are significant within those industries. This also tends to be true for companies supplying the power generation, aerospace and chemical industries. In the other markets served, there is usually a much lower concentration of customers, particularly where the companies provide a substantial number of products and services applicable to a broad range of end use applications.

Backlog

Backlog generally is not a significant factor in most of Dover’s businesses, as most of the products of Dover companies have relatively short order-to-delivery periods. It is more relevant to those businesses that produce larger and more sophisticated machines or have long-term government contracts, primarily in the Diversified segment, as well as the Mobile Equipment group within the Industries segment, the CAT group within the Technologies segment and the Components group within the Electronics segment. Total Company backlog as of December 31, 2005 and 2004 was $1,276.5 million and $996.0 million, respectively.

Competition

Dover’s competitive environment is complex because of the wide diversity of the products its companies manufacture and the markets they serve. In general, most Dover companies are market leaders, which compete with only a few companies and the key competitive factors are customer service, product quality and innovation. Dover usually is a more significant competitor domestically, where its principal markets are, than in foreign markets; however, Dover companies are becoming increasingly global where greater competition exists.

In the Technologies segment, Dover companies compete globally against a few very large companies, primarily operating in Japan, Europe and elsewhere in the Far East. Their primary competitors are Japanese and European manufacturers.

Within the other segments, competition is primarily domestic, although an increasing number of Dover companies see more international competitors and several serve markets which are predominantly international, particularly certain companies in the Electronics, Systems, Resources and Diversified segments.

International

For foreign revenue, including exports, and an allocation of the assets of the Company’s continuing operations, see Note 13 to the Consolidated Financial Statements in Item 8 of this Form 10-K.

Although international operations are subject to certain risks, such as price and exchange rate fluctuations and foreign governmental restrictions, Dover intends to increase its expansion into foreign markets, including South America, Asia and Eastern Europe.

The countries where most of Dover’s foreign subsidiaries and affiliates are based are France, Germany, the U.K., the Netherlands, Sweden, Switzerland and, with increased emphasis, China.

Environmental Matters

Dover believes its operations generally are in substantial compliance with applicable regulations. In a few instances, particular plants and businesses have been the subject of administrative and legal proceedings with governmental agencies or private parties relating to the discharge or potential discharge of regulated substances. Where necessary, these matters have been addressed with specific consent orders to achieve compliance. Dover believes that continued compliance will not have a material impact on the Company’s financial position and will not require significant expenditures or adjustments to reserves.

Employees

The Company had approximately 31,650 employees in continuing operations as of December 31, 2005.

Other Information

Dover makes available free of charge through the “Financial Reports” link on its Internet website, http://www.dovercorporation.com, the Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to the reports. Dover posts each of these reports on the website as soon as reasonably practicable after the report is filed with the Securities and Exchange Commission. The information on the Company’s Internet website is not incorporated into this Form 10-K.

Item 1A.	Risk Factors

Our business, financial condition, operating results and cash flows can be impacted by a number of factors, including but not limited to those set forth below, any one of which could cause our actual results to vary materially from recent results or from anticipated future results. For a discussion identifying additional risk factors and important factors that could cause actual results to differ materially from those anticipated, see the discussion in “SPECIAL NOTES REGARDING FORWARD-LOOKING STATEMENTS” included in this Annual Report on Form 10-K.

Cyclical Economic Conditions May Affect our Financial Performance

A meaningful portion of the Company’s revenue, most notably from the Circuit Assembly and Test group in the Technologies segment, is derived from companies in capital goods markets that are subject to inherently unpredictable business cycles. As a result, the revenue and operating performance of these companies in any one period are not necessarily predictive of their revenue and operating performance in other periods, and could have a material impact on Dover’s consolidated financial position.

In addition, Dover is subject to substantially the same risk factors as other U.S.-based industrial manufacturers. However, except as noted above, the structure of Dover and the many different markets its companies serve mitigate the possibility that any of these risk factors will materially impact Dover’s consolidated financial position.

Item 1B.	Unresolved Staff Comments

Not Applicable.

Item 2.	Properties

The number, type, location and size of the Company’s properties as of December 31, 2005 are shown on the following charts, by segment:

	Number and Nature of Facilities			Square Footage (000’s)
Segment	Mfg.	Warehouse	Sales/ Service	Owned	Leased

Diversified	29	7	12	1,872	578
Electronics	38	13	15	1,383	920
Industries	25	4	15	2,523	329
Resources	74	12	46	3,469	1,473
Systems	12	1	10	1,565	525
Technologies	63	29	174	1,712	1,709

	Locations				Leased Facilities
	North				Expiration Dates (Years)
	American	European	Asia	Other	Minimum	Maximum

Diversified	28	12	2	—	1	15
Electronics	37	11	8	2	1	10
Industries	34	5	3	2	1	15
Resources	101	19	5	7	1	17
Systems	17	3	—	—	1	11
Technologies	46	71	104	23	1	30

The facilities are generally well maintained and suitable for the operations conducted. In 2006, the Company expects to make modest increases in capacity for a few businesses experiencing strong growth demands.

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

The Company and certain of its subsidiaries are also parties to a number of other legal proceedings incidental to their businesses. These proceedings primarily involve claims by private parties alleging injury arising out of use of products of Dover companies, exposure to hazardous substances or patent infringement, litigation and administrative proceedings involving employment matters, and commercial disputes. Management and legal counsel periodically review the probable outcome of such proceedings, the costs and expenses reasonably expected to be incurred, the availability and extent of insurance coverage, and established reserves. While it is not possible at this time to predict the outcome of these legal actions or any need for additional reserves, in the opinion of management, based on these reviews, it is very unlikely that the disposition of the lawsuits and the other matters mentioned above will have a material adverse effect on the Company’s financial position, results of operations, cash flows or competitive position.

Item 4.	Submission Of Matters to a Vote of Security Holders

No matter was submitted to a vote of the Company’s security holders in the last quarter of 2005.

Executive Officers of the Registrant

All officers are elected annually at the first meeting of the Board of Directors following the annual meeting of stockholders and are subject to removal at any time by the Board of Directors. The executive officers of Dover as of February 28, 2006, and their positions with the Company (and, where relevant, prior business experience) for the past five years are as follows:

Name	Age	Positions Held and Prior Business Experience

Ronald L. Hoffman	57	Chief Executive Officer (since January 1, 2005) and President and Chief Operating Officer (since July 2003) of Dover; President and Chief Executive Officer of Dover Resources, Inc. (from 2002 to June 2003); Executive Vice President of Dover Resources, Inc. (from mid-2000 to 2002); and President of Tulsa Winch, Inc. (through mid-2000).

Ralph S. Coppola	61	Vice President of Dover and President and Chief Executive Officer of Dover Systems, Inc. (since October 1, 2004); prior thereto for more than five years President of Hill Phoenix Inc.

Paul E. Goldberg	42	Treasurer and Director of Investor Relations of Dover (since February 2006); prior thereto Assistant Treasurer of Dover (since July 2002); prior thereto Treasury Manager at Arrow Electronics (a provider of electronic components and products).

Robert G. Kuhbach	58	Vice President, Finance and Chief Financial Officer (since November 2002); Treasurer of Dover (November 2002 to February 2006); through December 2002 and for more than five years prior thereto Vice President, General Counsel and Secretary of Dover.

Robert A. Livingston	52	Vice President of Dover and President and Chief Executive Officer of Dover Electronics, Inc. (since October 1, 2004); prior thereto President of Vectron International, Inc. (since January 2002); prior thereto Executive Vice President of Dover Technologies, Inc. (since April 1998).

Raymond T. McKay, Jr	52	Vice President of Dover (since February 2004), Controller of Dover (since November 2002); prior thereto Assistant Controller of Dover (since June 1998).

George Pompetzki	53	Vice President, Taxation of Dover (since May 2003); prior thereto for more than five years Senior Vice President of Taxes, Siemens Corporation (a manufacturer of diversified industrial products).

David J. Ropp	60	Vice President of Dover and President and Chief Executive Officer of Dover Resources, Inc. (since July 2003); prior thereto, Executive Vice President of Dover Resources, Inc. (since February 2003); prior thereto, President of OPW Fueling Components (since February 1998).

Timothy J. Sandker	57	Vice President of Dover and President and Chief Executive Officer of Dover Industries, Inc. (since July 2003); prior thereto, Executive Vice President, Dover Industries (since April 2000); prior thereto, President, Rotary Lift.

Joseph W. Schmidt	59	Vice President, General Counsel & Secretary of Dover (since January 2003); prior thereto for more than five years partner in Coudert Brothers LLP (a multi-national law firm).

Name	Age	Positions Held and Prior Business Experience

William W. Spurgeon	47	Vice President of Dover and President and Chief Executive Officer of Dover Diversified, Inc. (since October 1, 2004); prior thereto Executive Vice President of Dover Diversified, Inc. (since March 2004); prior thereto President of Sargent Controls & Aerospace (since October 2001); prior thereto Executive Vice President of Sargent Controls & Aerospace (since May 2000).

Robert A. Tyre	61	Vice President, Corporate Development of Dover.

David Van Loan	57	Vice President of Dover and Chief Executive Officer of Dover Technologies International, Inc. (since January 2006) and President of Dover Technologies International, Inc (since May 2005); prior thereto, President and CEO of Everett Charles Technologies.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The principal market in which the Company’s common stock is traded is the New York Stock Exchange. Information on the high and low sales prices of such stock, and the frequency and the amount of dividends paid during the last two years is as follows:

	2005			2004
	Market Prices		Dividends	Market Prices		Dividends
	High	Low	Per Share	High	Low	Per Share

First	$42.11	$36.84	$0.16	$44.13	$36.41	$0.15
Second	38.86	34.11	0.16	42.81	35.50	0.15
Third	42.00	36.37	0.17	42.37	36.67	0.16
Fourth	42.03	37.04	0.17	42.72	35.12	0.16

			$0.66			$0.62

The number of holders of record of the Company’s Common Stock as of January 31, 2006 was approximately 13,500. This figure includes participants in the Company’s 401(k) program.

In 2005, pursuant to the Dover Corporation 1996 Non-Employee Directors’ Stock Compensation Plan (the “Directors’ Plan”), the Company issued an aggregate of 12,860 shares of its Common Stock to ten outside directors (after withholding an aggregate of 3,790 additional shares to satisfy tax obligations), as compensation for serving part or all of the year as directors of the Company during 2005.

Under the Directors’ Plan as amended effective November 4, 2004, non-employee Directors receive annual compensation in an amount set by the Board, payable partly in cash and partly in Dover’s common stock as such allocations may be adjusted from time to time by the Board of Directors, subject to the limitation set forth in the Directors’ Plan on the maximum number of shares that may be granted to any Director in any year (10,000 shares). For 2004, annual compensation was set at $90,000, payable 25% in cash and 75% in common stock. For 2005, annual compensation was set at $120,000, payable 40% in cash and 60% in common stock. The 2005 compensation of $120,000 was paid by $48,000 in cash and 1,800 shares, based on the fair market value of Dover’s common stock on November 15, 2005. In each of 2004 and 2005, the chair of the Audit Committee received additional compensation of $10,000.

The table listed below presents shares of the Company’s stock which were acquired by the Company during the fourth quarter. These shares were acquired by the Company from the holders of its employee stock options when they tendered shares as full or partial payment of the exercise price of such options. These shares are applied against the exercise price at the market price on the date of exercise.

				(d) Maximum Number
			(c) Total Number	(or Approximate Dollar
			of Shares Purchased	Value) of Shares that
	(a) Total Number	(b) Average	as Part of Publicly	May Yet Be Purchased
	of Shares	Price Paid	Announced Plans	under the Plans
Period	Purchased	Per Share	or Programs	or Programs

October 1 to October 31, 2005	16,574	$38.77	Not applicable	Not applicable
November 1 to November 30, 2005	1,272	39.23	Not applicable	Not applicable
December 1 to December 31, 2005	1,817	41.63	Not applicable	Not applicable

For the Fourth Quarter 2005	19,663	39.06	Not applicable	Not applicable

Item 6.	Selected Financial Data

Selected Dover Corporation financial information for the years 2001 through 2005 is set forth in the following 5-year Consolidated Table.

	2005	2004	2003	2002		2001
	(In thousands, except per share figures)

Revenue	$6,078,380	$5,217,109	$4,166,192	$3,827,312		$4,001,464
Earnings from continuing operations	474,453	394,194	270,114	194,465	(1)	163,297	(2)
Net earnings (loss) per common share:
Basic earnings per share:
Continuing operations	$2.34	$1.94	$1.33	$0.96		$0.80
Discontinued operations	0.18	0.09	0.11	(0.11)		0.42
Total net earnings before cumulative effect of change in accounting principle	2.51	2.03	1.45	0.85		1.22
Cumulative effect of change in accounting principle	—	—	—	(1.45)		—
Net earnings (loss)	2.51	2.03	1.45	(0.60)		1.22

Weighted average shares outstanding	202,979	203,275	202,576	202,571		202,925

Diluted earnings per share:
Continuing operations	$2.32	$1.92	$1.33	$0.96		$0.80
Discontinued operations	0.17	0.09	0.11	(0.11)		0.42
Total net earnings before cumulative effect of change in accounting principle	2.50	2.02	1.44	0.84		1.22
Cumulative effect of change in accounting principle	—	—	—	(1.44	)(3)	—
Net earnings (loss)	2.50	2.02	1.44	(0.60)		1.22
Weighted average shares outstanding	204,177	204,786	203,614	203,346		204,013

Dividends per common share	$0.66	$0.62	$0.57	$0.54		$0.52

Capital expenditures	$152,113	$102,529	$90,124	$90,843		$155,647
Depreciation and amortization	175,719	154,989	148,376	150,723		198,829
Total assets	6,573,032	5,762,847	5,111,588	4,395,373		4,334,742
Total debt	1,538,402	1,092,328	1,067,584	1,054,060		1,075,170

All results and data in this section reflect continuing operations, which exclude discontinued operations unless otherwise noted.

(1)	Includes pre-tax restructuring charges of $28.7 million and inventory charges of $12.0 million.

(2)	Includes pre-tax restructuring charges of $17.2 million and inventory charges of $63.8 million.

(3)	The 2002 Net earnings includes $293 million, net of tax, or $1.44 EPS, of goodwill impairment from the adoption of SFAS 142.

Item 7.	Management’s Discussion and Analysis of Financial Condition And Results of Operations

Special Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K, particularly this Item 7, contains forward-looking statements within the meaning of applicable law. Forward-looking statements are subject to inherent uncertainties and risks. It is important that you read “SPECIAL NOTES REGARDING FORWARD-LOOKING STATEMENTS” inside the front cover of this Annual Report of Form 10-K for more information about these forward-looking statements and their inherent uncertainties and risks.

(1)	FINANCIAL CONDITION

Liquidity and Capital Resources

Management assesses the Company’s liquidity in terms of its ability to generate cash to fund its operating, investing and financing activities. Significant factors affecting liquidity are: cash flows generated from operating activities, capital expenditures, acquisitions, dispositions, dividends, adequacy of commercial paper and available bank lines of credit, and the ability to attract long-term capital with satisfactory terms. The Company generates substantial cash from operations and remains in a strong financial position, with enough liquidity available for reinvestment in existing businesses and strategic acquisitions while managing the capital structure on a short and long-term basis.

The following table is derived from the Consolidated Statements of Cash Flows:

	Twelve Months Ended December 31,
Cash Flows from Continuing Operations	2005	2004
	(In thousands)

Cash Flows Provided By (Used In):
Operating activities	$659,571	$577,500
Investing activities	(1,068,441)	(520,969)
Financing activities	272,839	(100,950)

Cash flows provided by operating activities during 2005 increased $82.1 million, or 14%, compared to 2004, which included a tax refund of approximately $41 million. The increase in cash flows provided by operations reflected higher net earnings and incremental decreases in working capital, which was partially offset by an $18.0 million pension contribution, higher benefits and compensation payouts and an increase in tax payments of approximately $83 million in 2005.

Cash used in investing activities during 2005 increased $547.5 million compared to 2004, reflecting an increase in acquisition and capital expenditure activity, partially offset by proceeds from the disposition of businesses and sale of property and equipment. Acquisition expenditures in 2005 were $1,091.8 million compared to $506.1 million in 2004. Capital expenditures in 2005 increased $49.6 million to $152.1 million as compared to $102.5 million in 2004, primarily due to investments in plant expansions, plant machinery and information systems. Proceeds from the disposition of businesses increased $85.4 million to $159.3 million. The Company currently anticipates that any additional acquisitions made during 2006 will be funded from available cash and internally generated funds and, if necessary, through the issuance of commercial paper, established lines of credit or public debt markets. Capital expenditures for 2006 are expected to increase moderately over 2005 levels.

Cash provided by financing activities during 2005 totaled $272.8 million as compared to cash used in financing activities of $101.0 million during 2004. The net change in cash provided by financing activities was primarily due to a net increase in borrowings of $439.5 million that were used to fund current year acquisitions partially offset by cash used in the repurchase of treasury shares $51.9 million and dividends paid of $133.9 million.

Adjusted working capital (a non-GAAP measure; calculated as accounts receivable, plus inventory, less accounts payable) increased from December 31, 2004 by $16.4 million or 1.3% to $1,292.1 million, primarily driven by increases in receivables of $127.1 million, increases in payables of $56.9 million offset by decreases in inventory of $53.8 million. Excluding the impact of acquisitions on working capital of $80.7 million and changes in foreign currency of $49.3 million, working capital decreased by $15.0 million or 3% from December 31, 2004. The increase in receivables was driven by increased revenue activity and acquisitions of $54.0 million, partially offset by decreases due to foreign currency fluctuations of $48.9 million. The inventory balance decrease was driven by operations and decreases due to foreign currency fluctuations of $23.8 million, partially offset by acquisitions of $59.5 million. Increases in accounts payable were a result of a concerted effort by management to better align the payable cycle with the Company’s cash receipts cycle, acquisitions of $32.8 million, partially offset by a decrease due to foreign currency fluctuations of $23.4 million.

In addition to measuring its cash flow generation and usage based upon the operating, investing and financing classifications included in the Consolidated Statements of Cash Flow, the Company also measures free cash flow (a non-GAAP measure). Management believes that free cash flow is an important measure of operating performance because it provides both management and investors a measurement of cash generated from operations that is available to fund acquisitions, pay dividends, repay debt and repurchase Dover’s common stock. For further information see Non-GAAP Disclosures at the end of this Item 7.

Free cash flow for the year ended December 31, 2005 was $507.5 million or 8.3% of revenue compared to $475.0 million or 9.1% of revenue in the prior year period, which included a tax refund of approximately $41 million in the first quarter of 2004. The 2005 increase in free cash flow reflected higher net earnings and incremental decreases in working capital, which was partially offset by pension contributions of $18.0 million to the Knowles Electronics Holdings, Inc. pension plan, higher benefits and compensation payouts and increased capital expenditures of $49.6 million and tax payments of approximately $83 million. The following table is a reconciliation of free cash flow with cash flows from operating activities.

	Twelve Months Ended December 31,
Free Cash Flow	2005	2004
	(In thousands)

Cash flow provided by operating activities	$659,571	$577,500
Less: Capital expenditures	(152,113)	(102,529)

Free cash flow	$507,458	$474,971

At December 31, 2005, the Company’s net property, plant, and equipment totaled $816.7 million compared to $727.0 million at the end of 2004. The increase in net property, plant and equipment reflected acquisitions of $100.3 million, capital expenditures of $152.1 million, partially offset by decreases related to foreign currency fluctuation of $22.7 million and depreciation.

The aggregate of current and deferred income tax assets and liabilities increased from a $425.9 million net liability at the beginning of the year to $428.2 million at year-end 2005. This resulted primarily from decreases in current tax liabilities, increases in deferred tax assets from accruals and net operating loss carryforwards (primarily acquisition related), partially offset by an increase in deferred tax liabilities related to intangible assets.

Dover’s consolidated pension benefit obligation increased by $160.7 million in 2005. The increase was due principally to acquisitions of $96.2 million and actuarial losses related to lower discount rate assumptions. Offsetting this, plan assets increased $111.0 million due to acquisitions of $68.5 million, gains on plan investments during the year and Company contributions of $18.0 million, which were partially offset by the payouts of benefits. During 2005, plan amendments created an increase in the benefit obligation of $9.7 million. Due to the decrease in the net funded status of the plans and the increase in the amortization of unrecognized losses, it is estimated that pension expense will increase from $26.7 million to approximately $41 million in 2006. The Company anticipates discretionary contributions to its pension benefit plans of under $25 million in 2006.

The Company utilizes the total debt and net debt to total capitalization calculations (a non-GAAP measure) to assess its overall financial leverage and capacity and believes the calculations are useful to its stockholders for the same reasons. The following table provides a reconciliation of total debt and net debt to total capitalization to the most directly comparable GAAP measures:

	At December 31,	At December 31,
Net Debt to Total Capitalization Ratio	2005	2004
	(In thousands)

Current maturities of long-term debt	$1,201	$252,677
Commercial paper and other short-term debt	193,028	86,588
Long-term debt	1,344,173	753,063

Total debt	1,538,402	1,092,328
Less: Cash and cash equivalents	191,150	329,055

Net debt	1,347,252	763,273

Add: Stockholders’ equity	3,329,523	3,118,682

Total capitalization	$4,676,775	$3,881,955

Net debt to total capitalization	28.8%	19.7%

The total debt level of $1,538.4 million as of December 31, 2005 increased $446.1 million from December 31, 2004 as a result of an increase in borrowings to fund acquisitions made in 2005. On October 26, 2005, the Company closed a $1 billion 5-year unsecured revolving credit facility with a syndicate of banks that replaces the Company’s $400 million 364-day facility and its 5-year $600 million facility. This facility is primarily used to support the Company’s commercial paper borrowings and had no outstanding balance at December 31, 2005. In addition, on October 13, 2005, Dover issued $300 million of 4.875% notes due 2015 and $300 million of 5.375% debentures due 2035. The net proceeds from the notes and debentures were used to fund acquisitions. The notes and debentures are redeemable at the option of Dover in whole or in part at any time at a redemption price that includes a make-whole premium, with accrued interest to the redemption date.

Also, on November 25, 2005, the Company entered into a 3 year, € 75 million credit facility. This facility had no outstanding balance as of December 31, 2005.

Dover’s long-term debt instruments had a book value of $1,345.4 million on December 31, 2005 and a fair value of approximately $1,406.0 million. On December 31, 2004, the Company’s long-term debt instruments had a book value of $1,005.7 million and a fair value of approximately $1,093.0 million.

The Company was in compliance with the covenants related to its debt as of December 31, 2005 and 2004.

The Company believes that existing sources of liquidity are adequate to meet anticipated funding needs at comparable risk-based interest rates for the foreseeable future. Acquisition spending may increase Company debt. However, management anticipates that the debt to capital ratio will remain generally consistent with historical levels. Operating cash flow and access to capital markets are expected to satisfy the Company’s various cash flow requirements, including for acquisition spending and capital expenditures.

Management is not aware of any potential impairment to the Company’s liquidity, and the Company is in compliance with all of its long-term debt covenants. It is anticipated that in 2006 any funding requirements above cash generated from operations will be met through the issuance of commercial paper or, depending upon market conditions, through the issuance of long-term debt or some combination of the two.

During the third quarter 2005, Dover entered into several treasury rate locks related to the October 13, 2005 notes and debentures. The contracts were settled on October 13, 2005 and the resulting gain of $3.0 million is being deferred and amortized over the life of the related notes and debentures.

As of December 31, 2005, the Company had two interest rate swaps outstanding for a total notional amount of $100.0 million, designated as fair value hedges of the $150.0 million 6.25% Notes due on June 1, 2008. One $50 million interest rate swap exchanged fixed-rate interest for variable-rate interest. The other $50 million swap is designated in foreign currency, and exchanges fixed-rate interest for variable-rate interest, and also hedges a portion of the Company’s net investment in foreign operations. The swap agreements reduced the effective interest rate on the notes to 5.12%. There was no hedge ineffectiveness as of December 31, 2005, and the aggregate fair value of these interest rate swaps of $0.9 million was determined through market quotation and is reported in other assets and long-term debt.

During 2005, the Company entered into derivative contracts to hedge potential foreign currency volatility on current assets and liabilities. The contracts were designated as cash flow hedges and were considered by management to be highly effective. The derivative foreign exchange contracts settled during 2005 and resulted in a gain of approximately $0.6 million, which is recognized in Other (income), expense, net.

At December 31, 2005, the Company had open foreign exchange forward purchase contracts expiring through December 2006 related to hedges of foreign currency exposures as follows:

	U.S. Dollar	Euro	Average
	Value	Value	Contract Rate
	(In thousands)

USD	$—	€ 20,733	1.1941
Japanese Yen	264	—	116.3986
Euro	20,000	—	0.8065
Swiss Franc	26,000	—	1.3022

The Company’s credit ratings, which are independently developed by the respective rating agencies, are as follows for the years ended December 31:

	2005		2004
	Short Term	Long Term	Short Term	Long Term

Moody’s	P-1	A2	P-1	A1
Standard & Poor’s	A-1	A	A-1	A+
Fitch	F1	A	F1	A+

A summary of the Company’s undiscounted long-term debt, commitments and obligations as of December 31, 2005 and the years when these obligations come due is as follows:

	Total	2006	2007	2008	2009	Thereafter
	(In thousands)

Long-term debt	$1,345,374	$1,201	$1,369	$149,362	$160	$1,193,282
Interest expense	1,064,293	79,435	79,435	73,966	70,060	761,397
Rental commitments	139,927	35,271	28,559	20,050	12,702	43,345
Purchase obligations	48,778	46,410	2,220	81	67	—
Capital leases	16,362	2,013	1,586	1,544	1,529	9,690
Other long-term obligations	7,102	1,363	1,185	799	494	3,261

Total obligations	$2,621,836	$165,693	$114,354	$245,802	$85,012	$2,010,975

(2)	RESULTS OF OPERATIONS:

2005 COMPARED TO 2004

Consolidated Results of Operations

Revenue for 2005 of $6,078.4 million was up $861.3 million or 17% from 2004, primarily driven by increases at all six segments led by $291.7 million at Resources and $147.8 million at Electronics. Resources’ revenue increased due to positive market fundamentals, acquisitions and improved operating efficiencies. Electronics’ revenue was impacted by the acquisition of two significant Components companies in the third quarter of 2005 along with operating improvements in the core businesses.

Revenue would have increased 16% to $6,066.1 million, if 2004 foreign currency translation rates were applied to 2005 results. Acquisitions completed during 2005 contributed $209.3 million to revenue and contributed operating profit before purchase accounting write-offs of $32.6 million. Gross profit of $2,079.4 million in 2005 represented a 16% increase compared to $1,793.7 million in 2004, while gross profit margin remained essentially flat at 34.2% and 34.4%, respectively.

For the year, consolidated revenue growth was 16.5%, with 8.2% from organic growth and 8.1% from acquisitions. Earnings growth of 20% was generated by 13.8% of organic growth, with 6.4% from acquisitions. Selling and administrative expenses for 2005 were $1,378.9 million, or 22.7% of revenue, compared to $1,205.3 million or 23.1% of revenue in 2004. The increase in selling and administrative expenses included increases in compensation and pension benefits along with the impact of the 2005 acquisitions. Operating earnings of $700.5 million for 2005 increased $112.1 million compared to the prior year due primarily to the 17% increase in revenue, benefits from improved operating efficiencies and improved global economic conditions. Operating margin for 2005 and 2004 was essentially flat at 11.5% and 11.3%, respectively.

Net interest expense increased 17.8% to $72.2 million for 2005, compared to $61.3 million for 2004. The primary reason for the increase in net interest expense was higher outstanding borrowings used to fund 2005 acquisitions.

Other (Income) Expense, net for 2005 of ($15.3) million was driven primarily by foreign exchange gains. Other (Income) Expense, net of ($1.6) million for 2004 included gains on dispositions, favorable settlements and miscellaneous credits of $9.5 million, which were largely offset by foreign exchange losses of $7.9 million.

The 2005 effective tax rate for continuing operations was 26.3% compared to 25.4% in 2004 and includes a $9.5 million U.S. tax provision related to the repatriation of $373.7 million of dividends, a $25.5 million benefit primarily related to the resolution of U.S. tax issues, and a $5.5 million first quarter benefit related to a favorable federal tax court decision. Excluding the repatriation provision, the full year 2005 effective tax rate for continuing operations was 24.8%. Dover expects the 2006 effective tax rate to be between 28% and 30% for continuing operations.

Earnings from continuing operations for 2005 were $474.5 million or $2.32 per diluted share compared to $394.2 million or $1.92 per diluted share from continuing operations in 2004. For 2005, net earnings were $510.1 million or $2.50 per diluted share, including $35.7 million or $0.17 per diluted share in earnings from discontinued operations, compared to $412.8 million or $2.02 per diluted share for 2004, which included $18.6 million or $0.09 per diluted share in earnings from discontinued operations. Refer to Note 7 in the Consolidated Financial Statements for additional information on discontinued operations.

Segment Results of Operations
Diversified

	Twelve Months Ended December 31,
	2005	2004	% Change
	(In thousands)

Revenue	$749,083	$602,447	24%
Segment earnings	87,290	69,377	26%
Operating margin	11.7%	11.5%
Bookings	810,205	663,228	22%
Book-to-Bill	1.08	1.10
Backlog	308,587	249,915	23%

Diversified’s revenue and earnings increases were driven by both the Industrial Equipment Group and the Process Equipment Group due to growth in the aerospace, defense, heat exchanger, and oil and gas markets.

Industrial Equipment’s revenue and earnings increased 27% and 17%, respectively, over the prior year. The revenue increase was driven primarily by strength in the aerospace and construction markets. The margin decrease resulted from unfavorable product mix and acquisition-related costs, partially offset by volume increases and moderating raw material pricing. The automotive and powersports business was down as gains from the North

American professional racing market were not enough to offset a weak powersports market. Bookings increased 23%, generating a book-to-bill ratio of 1.08, and backlog increased 22%.

Process Equipment full-year revenue and earnings rose 19% and 33%, respectively, and margin grew to over 15%, reflecting double digit revenue growth in all areas, and significant earnings and margin growth in the oil and gas market for bearings. In addition, overall growth was driven by the expanding HVAC markets for heat exchangers, as well as productivity gains. Bookings increased 20%, backlog grew 30%, and the book-to-bill ratio was 1.08.
Electronics

	Twelve Months Ended December 31,
	2005	2004	% Change
	(In thousands)

Revenue	$621,569	$473,779	31%
Segment earnings	49,311	41,099	20%
Operating margin	7.9%	8.7%
Bookings	657,903	477,588	38%
Book-to-Bill	1.06	1.01
Backlog	173,078	98,088	76%

The increase in both revenue and earnings at Electronics was primarily driven by the acquisition of two significant Components companies, Knowles Electronics and Colder Products, in the third quarter of 2005 and operating improvements within core businesses, although these gains were partially offset by decreases in Commercial Equipment and purchase accounting amortization.

Components operating earnings increased 128% in 2005 compared to the prior year on a 46% increase in revenue, reflecting the impact of the acquisitions, and revenue and earnings growth in almost all of the other Components businesses. The margin grew to exceed 11% and was aided by the two recent acquisitions and included $5.3 million of integration costs related to a 2004 Vectron acquisition, which has essentially been completed. Bookings increased 57%, backlog grew 81%, and the book-to-bill ratio was 1.07.

Commercial Equipment full year revenue was flat, with earnings down 23% and a substantial decrease in margin, reflecting some market softness and the effect of Hurricane Katrina, which disrupted the ATM operations significantly in the third quarter of 2005. Bookings decreased 2%, backlog grew 23%, and the book-to-bill ratio was 1.01.
Industries

	Twelve Months Ended December 31,
	2005	2004	% Change
	(In thousands)

Revenue	$847,345	$773,440	10%
Segment earnings	106,080	88,742	20%
Operating margin	12.5%	11.5%
Bookings	875,323	803,872	9%
Book-to-Bill	1.03	1.04
Backlog	227,079	197,126	15%

Revenue and earnings increases in Industries were driven primarily by the Mobile Equipment group, due to strong military sales and strength in environmental markets. Industries earnings increase was partially offset by a decrease at the Service Equipment group. Bookings and backlog both exceeded prior-year levels on improved strength in the environmental and military markets.

Strong military sales and strength in the oil field industry contributed to Mobile Equipment revenue and earnings increases of 15% and 45%, respectively, with significant margin improvement. Earnings were also positively impacted by a gain of approximately $1 million on the sale of a facility and cost control initiatives. Bookings increased 14% driven by strong demand for trailer and refuse products, generating a book-to-bill ratio of 1.05 and a backlog increase of 15%.

Service Equipment revenue and margin were flat while earnings declined moderately, reflecting overall end market conditions and weakness in the automotive service industry. Earnings were negatively impacted by product mix, new product introduction costs, and a facility shutdown. Bookings were essentially flat, backlog increased 18% and the book-to-bill ratio was 1.01.
Resources

	Twelve Months Ended December 31,
	2005	2004	% Change
	(In thousands)

Revenue	$1,579,312	$1,287,587	23%
Segment earnings	264,346	206,462	28%
Operating margin	16.7%	16.0%
Bookings	1,611,623	1,345,737	20%
Book-to-Bill	1.02	1.05
Backlog	191,422	160,978	19%

In 2005, Resources had record revenue, earnings, margin, bookings and backlog, reflecting positive market fundamentals, acquisitions and improved operating efficiencies.

Oil and Gas Equipment led the segment in 2005 with increases in revenue and earnings of 52% and 62%, respectively, due to continued robust demand for its energy-related products. Bookings increased by 49%, resulting in a book-to-bill ratio of 1.03 and backlog increased 58%.

Fluid Solutions revenue and earnings increased 14% and 20%, respectively, due to strong refining, petrochemical, and transportation markets, partially offset by weakness in the retail petroleum markets. Bookings were up 12%, and backlog was up 6%, with a book-to-bill ratio of 1.01.

Material Handling realized an increase in revenue of 14% while earnings, which included strategic realignment costs at one of the businesses grew 6%. The increase in revenue was driven by demand in the construction, crane, aerial lift, petroleum, and military markets, partially offset by slow demand from the automotive industry. Bookings were up 11%, and backlog was up 20%, with a book-to-bill ratio of 1.03.
Systems

	Twelve Months Ended December 31,
	2005	2004	% Change
	(In thousands)

Revenue	$705,377	$619,434	14%
Segment earnings	100,088	73,479	36%
Operating margin	14.2%	11.9%
Bookings	755,436	654,053	16%
Book-to-Bill	1.07	1.06
Backlog	174,402	124,908	40%

Systems revenue and earnings increases were driven by both Food Equipment and Packaging Equipment, reflecting strength in the supermarket equipment and can machinery markets.

Food Equipment revenue increased 14% in 2005 compared to the prior year, due to higher supermarket and foodservice equipment sales, resulting in an earnings increase of 42%. Margin improved due to volume leverage, pricing initiatives and productivity gains. Bookings increased 13%, and backlog was up 26%, with a book-to-bill ratio of 1.05.

Packaging Equipment revenue and earnings in 2005 increased 13% and 18%, respectively, over the prior year and margin rose 80 bps due to strength in the can machinery market, particularly in Eastern Europe, Asia and the Middle East, driven by both new lines and can size conversions. The package closure business experienced continued weak market conditions in Western Europe, particularly Germany. The book-to-bill ratio was 1.14, bookings increased 22% and backlog increased 89%.

Technologies

	Twelve Months Ended December 31,
	2005	2004	% Change
	(In thousands)

Revenue	$1,586,576	$1,469,902	8%
Segment earnings	163,663	159,586	3%
Operating margin	10.3%	10.9%
Bookings	1,632,805	1,453,204	12%
Book-to-Bill	1.03	0.99
Backlog	203,255	165,746	23%

Revenue and earnings increases in 2005 reflected strength in the product identification market, offset by costs of $8 million related to restructuring charges that are expected to have a positive impact on the segment’s future financial performance.

CAT revenue was essentially flat and earnings declined 24% in 2005 compared to the prior year, reflecting restructuring charges of approximately $6 million, principally related to certain facility closures, and general sales declines, except at the screen printer and wave solder companies. The book-to-bill ratio was 1.04, bookings increased 4% and backlog increased 32%.

Product Identification and Printing (“PIP”) reported a revenue increase of 31%, while earnings increased 22%. The revenue and earnings increases were primarily attributable to the impact of the Datamax acquisition at the end of 2004, partially offset by approximately $2 million of restructuring costs, weakness in printing equipment markets and price competitiveness for marking equipment. The book-to-bill ratio for the quarter was 1.01, bookings increased 31% and backlog increased 5%.

2004 COMPARED WITH 2003

Consolidated Results of Operations

Revenue for 2004 of $5,217.1 million was up $1,050.9 million or 25% from 2003, primarily driven by increases of $367.3 million at Technologies and $350.3 million at Resources. Technologies’ revenue was impacted by positive trends in the global electronics industry, particularly in the back-end semiconductor market, as well as expansion of the Chinese manufacturing capacity. Resources’ revenue increased due to improved market conditions and the full year impact of the 2003 acquisition of Warn Industries.

Revenue would have increased 22% to $5,097.1 million if 2003 foreign currency translation rates were applied to 2004 results. Acquisitions completed during 2004 contributed $104.1 million to revenue and contributed gross profit of $38.6 million. Gross profit of $1,793.7 million in 2004 represented a 26% increase compared to $1,426.3 million in 2003. The gross profit margin was essentially flat for both 2004 and 2003 at 34.4% and 34.2% as volume increases in 2004 were offset by rising commodity prices.

Selling and administrative expenses for 2004 were $1,205.3 million or 23.1% of revenue, compared to $1,003.2 million or 24.1% of revenue in 2003. The increase in selling and administrative expenses included the costs related to Sarbanes-Oxley requirements and increases in compensation and pension benefits. Operating earnings of $588.3 million for 2004 increased $165.3 million compared to the prior year due primarily to the 25% increase in revenue, benefits from the Company’s restructuring programs undertaken during 2002 and 2001, and slightly improved global economic conditions. Operating margin for 2004 was 11.3% compared to 10.2% for 2003.

Net interest expense decreased 2% to $61.3 million for 2004, compared to $62.3 million for 2003. The primary reason for the decrease in net interest expense was income related to the Company’s outstanding interest rate swaps related to a portion of its long-term debt.

Other (Income) Expense, net, for 2004 was ($1.6) million and includes gains on dispositions, favorable settlements and miscellaneous credits of $9.5 million, which were largely offset by foreign exchange losses of $7.9 million. Other (Income) Expense, net, of $9.7 million for 2003 primarily related to foreign exchange losses of

$6.2 million. The foreign exchange losses in both 2004 and 2003 primarily relate to the appreciation of the Euro against the U.S. dollar.

Dover’s effective 2004 tax rate for continuing operations was 25.4% compared to the 2003 rate of 23.0%. The low effective tax rate for both years is largely due to the continuing benefit from tax credit programs such as those for research and experimentation combined with the benefit from U.S. export programs, lower effective foreign tax rates from the utilization of net operating loss carry forwards and the recognition of certain capital loss benefits, which were higher in 2003.

Earnings from continuing operations for 2004 were $394.2 million or $1.92 per diluted share compared to $270.1 million or $1.33 per diluted share from continuing operations in 2003. For 2004, net earnings were $412.8 million or $2.02 per diluted share, including $18.6 million or $0.09 per diluted share in earnings from discontinued operations, compared to $292.9 million or $1.44 per diluted share for 2003, which included $22.8 million or $0.11 per diluted share in earnings from discontinued operations. Refer to Note 7 in the Consolidated Financial Statements for additional information on discontinued operations.

Segment Results of Operations
Diversified

	Twelve Months Ended December 31,
	2004	2003	% Change
	(In thousands)

Revenue	$602,447	$501,706	20%
Segment earnings	69,377	53,427	30%
Operating margin	11.5%	10.6%
Bookings	663,228	511,289	30%
Book-to-Bill	1.10	1.02
Backlog	249,915	187,511	33%

Diversified revenue and earnings increases were driven by both the Industrial Equipment Group and the Process Equipment Group.

Industrial Equipment revenue and earnings increased 23% and 34%, respectively, primarily due to the continued recovery of the commercial and defense aerospace markets, increased cab sales volumes with key customers in the construction/agriculture equipment markets, and the recovery of the automotive racing and powersports markets. Solid execution of performance improvement plans as well as the addition of new customers and improved operating efficiencies all contributed to the earnings and margin increases. Bookings increased 32%, generating a book-to-bill ratio of 1.12, and backlog increased 33%.

Process Equipment revenue increased 15%, while earnings increased 21%, primarily due to the addition of new key customers for its color and ink control products, moving its customer base from small and medium size printers in the aftermarket to large printers and the high-end new press OEM market. In the heat pump and boiler markets, order activity was steady throughout the year, and production capacity was increased with both capital investments and productivity programs to meet the growing demand. Cost reduction activities and favorable currency rates also contributed to the earnings and margin increases. Bookings increased 23%, generating a book-to-bill ratio of 1.07, and backlog increased 33%.

Electronics

	Twelve Months Ended December 31,
	2004	2003	% Change
	(In thousands)

Revenue	$473,779	$367,671	29%
Segment earnings	41,099	31,870	29%
Operating margin	8.7%	8.7%
Bookings	477,588	374,397	28%
Book-to-Bill	1.01	1.02
Backlog	98,088	73,499	33%

Electronics revenue and earnings growth in 2004 was primarily due to increases in the ATM business and the impact of acquisitions on the Components group.

Components revenue and earnings increases of 30% and 61%, respectively, were primarily due to acquisitions made at the end of 2003 and during 2004 as well as stronger demand from communication equipment customers, which peaked in the second quarter of 2004. Bookings increased 27% over the 2003 period, resulting in a book-to-bill ratio of 1.00, and backlog increased 30%.

Commercial equipment revenue and earnings increased 26% and 16%, respectively, primarily due to increases in the ATM business in 2004, which marked the transition from serving primarily low-end retail ATM markets to entering the mid to high-end market of major retail and financial institutions. Costs associated with these endeavors reduced margin. Orders finished strong with a bookings increase of 29%, resulting in a book-to-bill ratio of 1.02, and backlog increased 97%, primarily due to strong demand in the ATM business.

Industries

	Twelve Months Ended December 31,
	2004	2003	% Change
	(In thousands)

Revenue	$773,440	$646,301	20%
Segment earnings	88,742	70,916	25%
Operating margin	11.5%	11.0%
Bookings	803,872	723,311	11%
Book-to-Bill	1.04	1.12
Backlog	197,126	163,115	21%

Industries revenue and earnings increases reflected continued market share gains helped by considerable new product introductions in the Mobile Equipment group, which was the largest contributor to the revenue and earnings increases.

Mobile Equipment revenue and earnings were up 23% and 42%, respectively, over the prior year due to an increase in buying in municipal markets, increases in market share within the national account segment, and further penetration into the independent hauler segment. Recycling products had a strong year as baler sales increased behind new product introductions and product redesigns. The Mobile Equipment group increased its market share due in part to a large one-time order from a national account, by leveraging its broad product line, and by focusing engineering efforts on identifying customer needs. Bookings increased 10% over the 2003 period, resulting in a book-to-bill ratio of 1.06, and backlog increased 21%.

Service Equipment revenue increased 15%, while earnings increased 7%. Much of the increase in revenue was due to new lower margin product categories introduced in the latter half of 2003. Earnings were also hampered by escalating steel costs and pricing pressures from low-cost Asian car wash imports. Sales to major oil companies were up for the year, but investor sales were flat as hurricanes and heavy rain reduced near-term car wash volume and, therefore, made current investors reconsider their replacement and expansion plans for the year. Bookings increased 14% over the 2003 period, resulting in a book-to-bill ratio of 1.01, and backlog increased 19%.

Resources

	Twelve Months Ended December 31,
	2004	2003	% Change
	(In thousands)

Revenue	$1,287,587	$937,336	37%
Segment earnings	206,462	129,395	60%
Operating margin	16.0%	13.8%
Bookings	1,345,737	943,792	43%
Book-to-Bill	1.05	1.01
Backlog	160,978	101,282	59%

Resources 2004 revenue increased 37% while earnings increased 60%, driven by strength in the Oil and Gas Equipment group and in the Material Handling group, which serves the construction equipment, mobile crane, recovery vehicle, and power sports markets.

Oil and Gas Equipment revenue increased 31% primarily due to an acquisition, as well as organic growth. Earnings increased 36% due to increased volume and strong gas compression and transmission markets in 2004, both in the OEM equipment and the maintenance and service sectors. Bookings increased 38% over the 2003 period, resulting in a book-to-bill ratio of 1.04, and backlog increased 212%.

Fluid Solutions 2004 revenue and earnings increased 14% and 30% respectively, when compared to 2003, primarily due to an increase in retail service station construction and remodeling, the opening of a new manufacturing facility in China, an expanded presence in Brazil, and stronger growth in the rail tank car market. The group’s earnings benefited from restructuring and consolidation initiatives in 2003, generating strong earnings leverage as a result of these initiatives. Bookings increased 15% over the 2003 period, resulting in a book-to-bill ratio of 1.03, and backlog increased 37%.

Material Handling revenue and earnings increased 79% and 113%, respectively, which includes the results of Warn Industries, which was acquired in October 2003. The group achieved record revenue in power sports products, strong growth in its branded truck products, and continued growth in powertrain products driven by increased demand for light trucks and sport utility vehicles. Also, strong growth was achieved in robotics tooling and through major industrial catalog sales. These strengths were dampened by slow growth in the automotive tooling and work holding markets. The petroleum, military, construction equipment, and mobile crane markets rebounded in early 2004 and provided increased opportunities for growth and the business has been able to realize synergy in sales and engineering from prior acquisitions. Orders finished strong with a bookings increase of 89%, resulting in a book-to-bill ratio of 1.06, and backlog increased 61%.

Systems

	Twelve Months Ended December 31,
	2004	2003	% Change
	(In thousands)

Revenue	$619,434	$619,498	0%
Segment earnings	73,479	85,721	−14%
Operating margin	11.9%	13.8%
Bookings	654,053	583,448	12%
Book-to-Bill	1.06	0.94
Backlog	124,908	89,617	39%

Systems 2004 revenue was flat while 2004 earnings decreased by 14% primarily due to weakness in the Food Equipment Group, which experienced slower market conditions and a rise in commodity costs.

Food Equipment revenue was essentially flat while earnings decreased 18%. Continued weakness in municipal spending negatively impacted the institutional equipment market for the third consecutive year. 2004 saw numerous chain restaurant new-store openings being delayed or put on hold. Despite slower overall market conditions and consolidations in the supermarket industry, revenue continued to grow through expansion of its customer base by offering industry-leading product innovations and strong customer service. In addition, the group was heavily impacted by the rise in commodity costs, and a slowdown in new construction and remodels by two of its major customers. Bookings increased 11% over the 2003 period, resulting in a book-to-bill ratio of 1.06, and backlog increased 37%.

Packaging equipment revenue increased 4%, while earnings were essentially flat. Despite weakness in the German market and the result of a consolidating retail environment, international sales were strong driven by strength in Eastern Europe, primarily Russia, Poland, Romania, Hungary and the Baltic states. The U.S. business moderately increased amid continued pricing pressures. Earnings were negatively impacted by investments in product development, start-up costs associated with opening a new facility in the Czech Republic, and increases in commodity costs. Bookings increased 15% over the 2003 period, resulting in a book-to-bill ratio of 1.05, and backlog increased 48%.

Technologies

	Twelve Months Ended December 31,
	2004	2003	% Change
	(In thousands)

Revenue	$1,469,902	$1,102,617	33%
Segment earnings	159,586	82,644	93%
Operating margin	10.9%	7.5%
Bookings	1,453,204	1,132,677	28%
Book-to-Bill	0.99	1.03
Backlog	165,746	147,829	12%

Technologies revenue and earnings increases were due primarily to the continued recovery of the overall electronics industry, which commenced in 2003. Particularly strong was the mid-year activity in the back-end semiconductor markets. However, by the fourth quarter, the semiconductor and related markets had slowed significantly as did the level of Chinese contract manufacturers’ capital expenditures.

CAT experienced 42% revenue growth and 159% earnings growth in 2004 compared to 2003. Most of this growth came from the companies serving the back-end semiconductor markets and from new technology requirements in solder paste management and soldering. In addition, the group acquired a test handling company Rasco GmbH in June 2004, which contributed to the overall growth in revenue and earnings. Revenue was also positively impacted by increased sales of circuit assembly feeders and strong market acceptance of selective soldering machines, and product breadth that addresses the specific needs of the North American, European and Asian markets. The memory, chip attach and special application segments also contributed to the revenue and earnings growth. Bookings increased 33% over the 2003 period, resulting in a book-to-bill ratio of 0.98, and backlog increased 3%.

PIP reported a 17% increase in revenue and a 15% increase in earnings primarily due to its CIJ applications in primary packaging, and DOD and TTOL applications in secondary packaging and large character printing. CIJ unit volume for the year was at a record level although non-CIJ products were becoming an increasing percentage of the group’s business. In addition, during December, the group completed the acquisition of Datamax International, a Florida-based manufacturer of bar code printers, which was immaterial to the revenue and earnings of the group in 2004 due to the timing of the acquisition. In addition, the group experienced significant growth in label press orders, driven by the strength of the Euro, U.S. tax incentives and improvements in sales strategies. Bookings increased 18% over the 2003 period, resulting in a book-to-bill ratio of 1.01, and backlog increased 36%.

Critical Accounting Policies

The Company’s consolidated financial statements and related public financial information are based on the application of generally accepted accounting principles in the United States of America (“GAAP”). GAAP requires the use of estimates, assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue and expense amounts reported. These estimates can also affect supplemental information contained in the public disclosures of the Company, including information regarding contingencies, risk and its financial condition. The Company believes its use of estimates and underlying accounting assumptions conform to GAAP and are consistently applied. Valuations based on estimates are reviewed for reasonableness on a consistent basis throughout the Company. Primary areas where the financial information of Dover is subject to the use of estimates, assumptions and the application of judgment include the following areas:

•	Revenue is recognized when all of the following circumstances are satisfied: a) persuasive evidence of an arrangement exists, b) price is fixed or determinable, c) collectibility is reasonably assured, and d) delivery has occurred. In revenue transactions where installation is required, revenue can be recognized when the installation obligation is not essential to the functionality of the delivered products. Revenue transactions involving non-essential installation obligations are those which can generally be completed in a short period of time at insignificant cost and the skills required to complete these installations are not unique to the Company and in many cases can be provided by third parties or the customers. If the installation obligation is essential to the functionality of the delivered product, revenue recognition is deferred until installation is complete. In a limited number of revenue transactions, other post shipment obligations such as training and customer acceptance are required and, accordingly, revenue recognition is deferred until the customer is obligated to pay, or acceptance has been confirmed. Service revenue is recognized and earned when services are performed.

•	Allowances for doubtful accounts are estimated at the individual operating companies based on estimates of losses related to customer receivable balances. Estimates are developed by using standard quantitative measures based on historical losses, adjusting for current economic conditions and, in some cases, evaluating specific customer accounts for risk of loss. The establishment of reserves requires the use of judgment and assumptions regarding the potential for losses on receivable balances. Though Dover considers these balances adequate and proper, changes in economic conditions in specific markets in which the Company operates could have a material effect on reserve balances required.

•	Inventory for the majority of the Company’s subsidiaries, including all international subsidiaries and the Technologies segment, are stated at the lower of cost, determined on the first-in, first-out (FIFO) basis, or market. Other domestic inventory is stated at cost, determined on the last-in, first-out (LIFO) basis, which is less than market value. Under certain market conditions, estimates and judgments regarding the valuation of inventory are employed by the Company to properly value inventory. Technologies companies tend to experience higher levels of inventory value fluctuations, particularly given the relatively high rate of product obsolescence over relatively short periods of time.

•	Occasionally, the Company will establish restructuring reserves at an operation in accordance with appropriate accounting principles. These reserves, for both severance and exit costs, require the use of estimates. Though Dover believes that these estimates accurately reflect the anticipated costs, actual results may be different than the estimated amounts.

•	Dover has significant tangible and intangible assets on its balance sheet that include goodwill and other intangibles related to acquisitions. The valuation and classification of these assets and the assignment of useful depreciation and amortization lives involves significant judgments and the use of estimates. The testing of these intangibles under established accounting guidelines (including SFAS No. 142) for impairment also requires significant use of judgment and assumptions, particularly as it relates to the identification of reporting units and the determination of fair market value. Dover’s assets and reporting units are tested and reviewed for impairment on an annual basis during the fourth quarter or when indicators of impairment exist. The Company believes that its use of estimates and assumptions are reasonable and comply with generally accepted accounting principles. Changes in business conditions could potentially require adjustments to the valuations.

•	The valuation of Dover’s pension and other post-retirement plans requires the use of assumptions and estimates that are used to develop actuarial valuations of expenses and assets/liabilities. These assumptions include discount rates, investment returns, projected salary increases and benefits, and mortality rates. The actuarial assumptions used in Dover’s pension reporting are reviewed annually and are compared with external benchmarks to assure that they accurately account for Dover’s future pension obligations. Changes in assumptions and future investment returns could potentially have a material impact on Dover’s pension expenses and related funding requirements. Dover’s expected long-term rate of return on plan assets is reviewed annually based on actual returns, economic trends and portfolio allocation. Dover’s discount rate assumption is determined by constructing a portfolio of bonds to match the expected benefit stream to be paid from the Company’s pension plans. The benefit payment stream is assumed to be funded from bond coupons and maturities, as well as interest on the excess cash flows from the bond portfolio.

•	Dover has significant amounts of deferred tax assets that are reviewed for recoverability and valued accordingly. These assets are evaluated by using estimates of future taxable income streams and the impact of tax planning strategies. Reserves are also estimated for ongoing audits regarding federal, state and international issues that are currently unresolved. The Company routinely monitors the potential impact of these situations and believes that it is properly reserved. Valuations related to tax accruals and assets can be impacted by changes in accounting regulations, changes in tax codes and rulings, changes in statutory tax rates, and the Company’s future taxable income levels.

•	Dover has significant accruals and reserves related to its risk management program. These accruals require the use of estimates and judgment with regard to risk exposure and ultimate liability. The Company estimates losses under these programs using actuarial assumptions, Dover’s experience, and relevant industry data. Dover considers the current level of accruals and reserves adequate relative to current market conditions and Company experience.

•	Dover has established reserves for environmental and legal contingencies at both the operating company and corporate levels. A significant amount of judgment and use of estimates is required to quantify Dover’s ultimate exposure in these matters. The valuation of reserves for contingencies is reviewed on a quarterly basis at the operating and corporate levels to assure that Dover is properly reserved. Reserve balances are adjusted to account for changes in circumstances for ongoing issues and the establishment of additional reserves for emerging issues. While Dover believes that the current level of reserves is adequate, future changes in circumstances could impact these determinations.

•	The Company from time to time will discontinue certain operations for various reasons. Estimates are used to adjust, if necessary, the assets and liabilities of discontinued operations to their estimated fair value less costs to sell. These estimates include assumptions relating to the proceeds anticipated as a result of the sale. The adjustments to fair market value of these operations provide the basis for the gain or loss when sold. Changes in business conditions or the inability to sell an operation could potentially require future adjustments to these estimates.

New Accounting Standards

Effective January, 1 2006, Dover adopted SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”), which no longer permits the use of the intrinsic value method under Accounting Principles Board Opinion (“APB”) No. 25. Dover adopted SFAS No. 123(R) using the modified prospective method, which requires compensation expense to be recorded for all options granted after January 1, 2006, as well as the unvested portion of previously granted options. Compensation expense will be recorded on a straight line basis, generally over the explicit service period (3 years). For retirement eligible employees, SFAS No. 123(R) clarifies that the recognition of compensation expense should be over the period from the date of grant through the date the employee first becomes eligible to retire and is no longer required to provide service. Dover’s accounting policy related to vesting will be changed to reflect these rules for retirement eligible employees concurrent with the adoption of SFAS No. 123(R) in the first quarter of 2006. See Note 1 to the Consolidated Financial Statements for additional information on the impact of adopting SFAS No. 123(R).

In May 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”), which replaces APB No. 20 “Accounting Changes,” and SFAS No. 3 “Reporting Accounting Changes in Interim Financial Statements.” SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle, and applies to all voluntary changes in accounting principles, as well as changes required by an accounting pronouncement in the unusual instance that it does not include specific transition provisions. Specifically, SFAS 154 requires retrospective application to prior periods’

financial statements, unless it is impracticable to determine the period-specific effects or the cumulative effect of the change. SFAS 154 does not change the transition provisions of any existing pronouncement. SFAS 154 is effective for Dover for all accounting changes and corrections of errors made beginning January 1, 2006.

In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”), effective for fiscal years ending after December 15, 2005. FIN 47 clarifies that a conditional asset retirement obligation, as used in SFAS No. 143, “Accounting for Asset Retirement Obligations,” refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. FIN 47 is effective for the Company no later than the end of 2005. The effect of FIN 47 was immaterial to Dover’s consolidated results of operations, cash flows or financial position.

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

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of Accounting Research Bulletin No. 43, Chapter 4” (“SFAS 151”). SFAS 151 requires that abnormal amounts of idle capacity and spoilage costs should be excluded from the cost of inventory and expensed when incurred. The provisions of SFAS 151 are applicable to inventory costs incurred beginning January 1, 2006. The effect of the adoption of SFAS 151 was immaterial to Dover’s consolidated results of operations, cash flow and financial position.

Non-GAAP Disclosures

In an effort to provide investors with additional information regarding the Company’s results as determined by GAAP, the Company also discloses non-GAAP information which management believes provides useful information to investors. Free cash flow, net debt, total capitalization, operational working capital, revenue excluding the impact of changes in foreign currency exchange rates and organic revenue growth are not financial measures under GAAP and should not be considered as a substitute for cash flows from operating activities, debt or equity, revenue and working capital as determined in accordance with GAAP and they may not be comparable to similarly titled measures reported by other companies. Management believes the (1) net debt to total capitalization ratio and (2) free cash flow are important measures of operating performance and liquidity. Net debt to total capitalization is helpful in evaluating the Company’s capital structure and the amount of leverage it employs. Free cash flow provides both management and investors a measurement of cash generated from operations that is available to fund acquisitions, pay dividends, repay debt and repurchase Dover’s common stock. Reconciliations of free cash flow, total debt and net debt can be found above in this Item 7, Management’s Discussion and Analysis. Management believes that reporting operational working capital (also sometimes called “adjusted working capital”), which is calculated as accounts receivable, plus inventory, less accounts payable, provides a meaningful measure of the Company’s operational results by showing the changes caused solely by revenue. In addition, management believes that reporting operational working capital and revenue at constant currency, which excludes the positive or negative impact of fluctuations in foreign currency exchange rates, provides a meaningful measure of the Company’s operational changes, given the global nature of Dover’s businesses. Management also believes that reporting organic revenue growth, which excludes the impact of foreign currency exchange rates and acquisitions, provides a useful comparison of the Company’s revenue performance and trends between periods.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rates

The Company’s exposure to market risk for changes in interest rates relates primarily to the fair value of long-term fixed interest rate debt, interest rate swaps attached thereto, commercial paper borrowings and investments in cash equivalents. Generally, the fair market value of fixed-interest rate debt will increase as interest rates fall and decrease as interest rates rise. A 59 basis point increase or decrease in interest rates (10% of the Company’s weighted average long-term debt interest rate) would have an immaterial effect on the fair value of the Company’s long-term debt. Commercial paper borrowings are at variable interest rates, and have maturities of three months or less. A 43 basis point increase or decrease in the interest rates (10% of the Company’s weighted average commercial paper interest rate) on commercial paper borrowings would have an immaterial impact on the Company’s pre-tax earnings. All highly liquid investments, including highly liquid debt instruments purchased with an original maturity of three months or less, are considered cash equivalents. The Company places its investments in cash equivalents with high credit quality issuers and limits the amount of exposure to any one issuer. A 40 basis point decrease or increase in interest rates (10% of the Company’s weighted average interest rate) would have an immaterial impact on the Company’s pre-tax income. As of December 31, 2005, the Company had two interest rate swaps outstanding, as discussed in Note 8 to the Consolidated Financial Statements. The Company does not enter into derivative financial or derivative commodity instruments for trading or speculative purposes.

Foreign Exchange

The Company conducts business in various foreign countries, primarily in Canada, Europe, Brazil, China and other Asian countries. Therefore, changes in the value of the currencies of these countries affect the Company’s financial position and cash flows when translated into U.S. Dollars. The Company has generally accepted the exposure to exchange rate movements relative to its investment in foreign operations. As of December 31, 2005, the Company had not established a formal company-wide foreign-currency hedging program but may, from time to time, for a specific exposure, enter into fair value hedges. Certain individual operating companies that have foreign exchange exposure have established formal policies to mitigate risk in this area by using fair value and/or cash flow hedging. The Company has mitigated and will continue to mitigate a portion of its currency exposure through operation of decentralized foreign operating companies in which the majority of all costs are local-currency based. A change of 10% or less in the value of all foreign currencies would not have a material effect on the Company’s financial position and cash flows.

Item 8.	Financial Statements and Supplementary Data

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND
FINANCIAL STATEMENT SCHEDULE

Page

34	Management’s Report on Internal Control Over Financial Reporting
35	Report of Independent Registered Public Accounting Firm
37	Consolidated Statements of Operations (For the years ended December 31, 2005, 2004 and 2003)
38	Consolidated Balance Sheets (At December 31, 2005 and 2004)
39	Consolidated Statements of Stockholders’ Equity and Comprehensive Earnings (For the years ended December 31, 2005, 2004 and 2003)
40	Consolidated Statements of Cash Flows (For the years ended December 31, 2005, 2004 and 2003)
41-69	Notes to Consolidated Financial Statements
70	Financial Statement Schedule — Schedule II, Valuation and Qualifying Accounts

(All other schedules are not required and have been omitted)

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on its assessment under the criteria set forth in Internal Control — Integrated Framework, management concluded that, as of December 31, 2005, the Company’s internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

In making its assessment of internal control over financial reporting as of December 31, 2005, management has excluded those companies acquired in purchase business combinations during 2005, which included Avborne Accessory Group, Rostone, Fas-Co Coders, Inc., APG, C-Tech Energy Services Inc., Colder Products Company, Harbor Electronics, Inc., Knowles Electronics Holdings Inc., Compressor Valve Engineering, and the Epsilon Product Line. These companies are wholly-owned by the Company and their total revenue for the year ended December 31, 2005 represents less than 4% of the Company’s consolidated total revenue for the same period and their assets represent less than 19% of the Company’s consolidated assets as of December 31, 2005.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Dover Corporation:

We have completed integrated audits of Dover Corporation’s 2005 and 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2005, and an audit of its 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated Financial Statements and Financial Statement Schedule

In our opinion, the consolidated financial statements listed in the index appearing under Item 15 (a)(1) present fairly, in all material respects, the financial position of Dover Corporation and its subsidiaries at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method for computing depreciation in 2004.

Internal Control Over Financial Reporting

Also, in our opinion, management’s assessment, included in “Management’s Report on Internal Control Over Financial Reporting,” appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As described in Management’s Report of Internal Control Over Financial Reporting, management has excluded Epsilon Product Line, Compressor Valve Engineering, Knowles Electronics Holdings Inc., Harbor Electronics, Inc., Colder Products Company, C-Tech Energy Services Inc., APG, Fas-Co Coders, Inc., Rostone (Reunion Industries), and Avborne Accessory Group, Inc. from its assessments of internal control over financial reporting as of December 31, 2005 because they were acquired by the Company in purchase business combinations during 2005. These companies are wholly owned by the Company and their total revenue and assets represent less than 4% and 19% of the Company’s consolidated total revenue and assets, respectively, as reflected in its financial statements for the year ended December 31, 2005.

/s/  PricewaterhouseCoopers LLP
New York, New York
March 3, 2006

DOVER CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2005	2004	2003
	(In thousands, except per share figures)

Revenue	$6,078,380	$5,217,109	$4,166,192
Cost of goods and services	3,999,023	3,423,426	2,739,902

Gross profit	2,079,357	1,793,683	1,426,290
Selling and administrative expenses	1,378,902	1,205,347	1,003,225

Operating earnings	700,455	588,336	423,065

Interest expense, net	72,206	61,315	62,270
Other (income) expense, net	(15,339)	(1,630)	9,741

Total interest/other expense, net	(56,867)	(59,685)	(72,011)

Earnings before provision for income taxes and discontinued operations	643,588	528,651	351,054
Provision for income taxes	169,135	134,457	80,940

Earnings from continuing operations	474,453	394,194	270,114

Earnings from discontinued operations, net	35,689	18,561	22,813

Net earnings	$510,142	$412,755	$292,927

Basic earnings per common share:
Earnings from continuing operations	$2.34	$1.94	$1.33
Earnings from discontinued operations	0.18	0.09	0.11
Net earnings	2.51	2.03	1.45
Weighted average shares outstanding	202,979	203,275	202,576

Diluted earnings per common share:
Earnings from continuing operations	$2.32	$1.92	$1.33
Earnings from discontinued operations	0.17	0.09	0.11
Net earnings	2.50	2.02	1.44
Weighted average shares outstanding	204,177	204,786	203,614

Dividends paid per common share	$0.66	$0.62	$0.57

The following table is a reconciliation of the share amounts used in computing earnings per share:

	For the Years Ended December 31,
	2005	2004	2003

Weighted average shares outstanding — Basic	202,979	203,275	202,576
Dilutive effect of assumed exercise of employee stock options	1,198	1,511	1,038

Weighted average shares outstanding — Diluted	204,177	204,786	203,614

Shares excluded from dilutive effect due to exercise price exceeding average market price of common stock	4,339	3,604	5,113

See Notes to Consolidated Financial Statements.

DOVER CORPORATION

CONSOLIDATED BALANCE SHEETS

	At December 31,	At December 31,
	2005	2004
	(In thousands)

ASSETS
Current assets:
Cash and equivalents	$191,150	$329,055
Receivables, net of allowances of $32,541 and $30,443	991,512	864,426
Inventories, net	682,393	736,150
Prepaid and other current assets	57,276	53,229
Deferred tax asset	53,594	47,969

Total current assets	1,975,925	2,030,829

Property, plant and equipment, net	816,679	727,045
Goodwill	2,712,623	2,040,568
Intangible assets, net	773,990	526,593
Other assets and deferred charges	208,846	195,571
Assets of discontinued operations	84,969	242,241

Total assets	$6,573,032	$5,762,847

LIABILITIES
Current liabilities:
Notes payable and current maturities of long-term debt	$194,229	$339,265
Accounts payable	381,776	324,840
Accrued compensation and employee benefits	240,549	176,526
Accrued insurance	99,406	91,470
Other accrued expenses	181,862	182,079
Federal and other taxes on income	109,632	180,005

Total current liabilities	1,207,454	1,294,185

Long-term debt	1,344,173	753,063
Deferred income taxes	372,152	293,827
Other deferrals (principally compensation)	262,927	241,609
Liabilities of discontinued operations	56,803	61,481
Commitments and Contingent Liabilities
Stockholders’ Equity
Preferred stock	—	—
Common stock	239,796	239,015
Additional paid-in capital	122,181	98,979
Accumulated other comprehensive earnings	57,778	195,220
Retained earnings	4,004,944	3,628,715
Common stock in treasury	(1,095,176)	(1,043,247)

Total stockholders’ equity	3,329,523	3,118,682

Total liabilities and stockholders’ equity	$6,573,032	$5,762,847

See Notes to Consolidated Financial Statements.

DOVER CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND
COMPREHENSIVE EARNINGS

	Common		Accumulated
	Stock	Additional	Other			Total	Comprehensive
	$1 Par	Paid-In	Comprehensive	Retained	Treasury	Stockholders’	Earnings
	Value	Capital	Earnings (Loss)	Earnings	Stock	Equity	(Loss)
	(In thousands, except per share figures)
Balance at December 31, 2002	$237,680	$65,493	$(38,609)	$3,164,596	$(1,034,326)	$2,394,834
Net earnings	—	—	—	292,927	—	292,927	$292,927
Dividends paid	—	—	—	(115,503)	—	(115,503)	—
Common stock issued for options exercised	607	13,758	—	—	—	14,365	—
Stock issued, net of cancellations	17	1,495	—	—	—	1,512	—
Stock acquired	—	—	—	—	(3,746)	(3,746)	—
Translation of foreign financial statements	—	—	157,885	—	—	157,885	157,885
Unrealized holding gains, net of tax	—	—	397	—	—	397	397

Balance at December 31, 2003	238,304	80,746	119,673	3,342,020	(1,038,072)	2,742,671	$451,209

Net earnings	—	—	—	412,755	—	412,755	$412,755
Dividends paid	—	—	—	(126,060)	—	(126,060)	—
Common stock issued for options exercised	698	17,868	—	—	—	18,566	—
Stock issued, net of cancellations	13	365	—	—	—	378	—
Stock acquired	—	—	—	—	(5,175)	(5,175)	—
Translation of foreign financial statements	—	—	76,081	—	—	76,081	76,081
Unrealized holding losses, net of tax	—	—	(534)	—	—	(534)	(534)

Balance at December 31, 2004	239,015	98,979	195,220	3,628,715	(1,043,247)	3,118,682	$488,302

Net earnings	—	—	—	510,142	—	510,142	$510,142
Dividends paid	—	—	—	(133,913)	—	(133,913)	—
Common stock issued for options exercised	762	22,086	—	—	—	22,848	—
Stock issued, net of cancellations	19	1,116	—	—	—	1,135	—
Stock acquired	—	—	—	—	(51,929)	(51,929)	—
Translation of foreign financial statements	—	—	(134,540)	—	—	(134,540)	(134,540)
Unrealized holding gains, net of tax	—	—	3,014	—	—	3,014	3,014
Minimum pension liability adjustment	—	—	(5,916)	—	—	(5,916)	—

Balance at December 31, 2005	$239,796	$122,181	$57,778	$4,004,944	$(1,095,176)	$3,329,523	$378,616

Preferred Stock, par value $100 per share. 100,000 shares authorized; none issued.

Common Stock, par value $1 per share. 500,000,000 shares authorized; 239,795,594 and 239,015,326 shares issued at December 31, 2005 and 2004, respectively.

Treasury Stock, at cost; 36,945,538 and 35,518,671 shares at December 31, 2005 and 2004, respectively.

Unrealized holding gains (losses), net of tax provision (benefit) of $1,085, ($288) and $214 in 2005, 2004 and 2003, respectively.

U.S. Federal tax benefit recorded in paid-in-capital of $3,628 in 2005, $4,959 in 2004, and $3,513 in 2003.

See Notes to Consolidated Financial Statements.

DOVER CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Twelve Months Ended December 31,
	2005	2004	2003
	(In thousands)

Operating Activities of Continuing Operations
Net earnings	$510,142	$412,755	$292,927
Adjustments to reconcile net earnings to net cash from operating activities:
Earnings from discontinued operations	(35,689)	(18,561)	(22,813)
Depreciation and amortization	175,719	154,989	148,376
Provision for losses on accounts receivable	11,160	6,339	7,651
Deferred income taxes	36,274	5,736	45,130
Increase in deferred compensation	25,731	38,769	8,121
Other non-current, net	(45,248)	12,628	26,412
Changes in current assets and liabilities (excluding effects of acquisitions, dispositions and foreign exchange):
Increase in accounts receivable	(133,128)	(91,479)	(14,132)
Decrease (increase) in inventories	89,476	(69,456)	(1,567)
Decrease (increase) in prepaid expenses and other assets	(731)	12,254	(3,636)
Increase in accounts payable	47,533	52,403	46,208
Increase in accrued expenses	62,521	10,964	6,392
Increase (decrease) in accrued federal and other taxes payable	(66,189)	50,159	84,092
Contributions to defined benefit pension plan	(18,000)	—	(48,480)

Net cash provided by operating activities of continuing operations	659,571	577,500	574,681

Investing Activities of Continuing Operations
Proceeds from the sale of property and equipment	16,156	13,747	8,906
Additions to property, plant and equipment	(152,113)	(102,529)	(90,124)
Proceeds from sale of discontinued businesses	159,278	73,921	13,362
Acquisitions (net of cash and cash equivalents acquired)	(1,091,762)	(506,108)	(362,062)

Net cash used in investing activities of continuing operations	(1,068,441)	(520,969)	(429,918)

Financing Activities of Continuing Operations
Increase in notes payable, net	104,165	25,089	38,533
Reduction in long-term debt	(257,740)	(9,025)	(26,384)
Proceeds from long-term debt	593,026	614	1,375
Purchase of treasury stock	(51,929)	(5,175)	(3,746)
Proceeds from exercise of stock options	19,230	13,607	7,444
Dividends to stockholders	(133,913)	(126,060)	(115,503)

Net cash provided by (used in) financing activities of continuing operations	272,839	(100,950)	(98,281)

Cash Flows From Discontinued Operations (revised, see note 1)
Net cash provided by operating activities of discontinued operations	20,167	20,534	11,056
Net cash used in investing activities of discontinued operations	(3,554)	(6,103)	(8,990)

Net cash provided by discontinued operations	16,613	14,431	2,066

Effect of exchange rate changes on cash	(18,487)	15,050	34,364

Net increase (decrease) in cash and cash equivalents	(137,905)	(14,938)	82,912
Cash and cash equivalents at beginning of period	329,055	343,993	261,081

Cash and cash equivalents at end of period	$191,150	$329,055	$343,993

Supplemental information — cash paid during the year for:
Income taxes	$190,395	$107,378	$100,904
Interest	$76,413	$67,963	$68,546

See Notes to Consolidated Financial Statements.

DOVER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Description of Business and Summary of Significant Accounting Policies

Description of Business

Dover Corporation (“Dover” or the “Company”) is a multinational, diversified manufacturing corporation comprised of stand-alone operating companies which manufacture a broad range of specialized industrial products and sophisticated manufacturing equipment. The Company also provides some engineering, testing and other services, which are not significant in relation to consolidated revenue. Dover’s operating companies are based primarily in the United States of America and Europe. The Company reports its results in six segments: Diversified, Electronics, Industries, Resources, Systems and Technologies. For additional information on Dover’s segments, see Note 13.

Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation. The results of operations of purchased businesses are included from the dates of acquisitions. The assets, liabilities, results of operations and cash flows of all discontinued operations have been separately reported as discontinued operations for all periods presented.

We have revised our 2004 and 2003 statements of cash flows to separately disclose the operating and investing portions of the cash flows attributable to our discontinued operations. We had previously reported these amounts on a combined basis.

Certain amounts in prior years have been reclassified to conform to the current year presentation.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include allowances for doubtful accounts receivable, net realizable value of inventories, restructuring charges, valuation of goodwill, pension and post retirement assumptions, useful lives associated with amortization and depreciation of intangibles and fixed assets, warranty reserves, income taxes and tax valuation reserves, environmental reserves, legal reserves, insurance reserves and the valuations of discontinued assets and liabilities.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, demand deposits and short-term investments which are highly liquid in nature and have original maturities at the time of purchase of three months or less.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable is composed principally of trade accounts receivable that arise primarily from the sale of goods or services on account and are stated at historical cost. Management evaluates accounts receivable at each operating company to estimate the amount of accounts receivable that will not be collected in the future and records the appropriate provision. The provision for doubtful accounts is recorded as a charge to operating expense and reduces accounts receivable. The estimated allowance for doubtful accounts is based primarily on management’s evaluation of the aging of the accounts receivable balance, the financial condition of its customers, historical trends, and time outstanding of specific balances. Actual collections of accounts receivable could differ from management’s estimates due to changes in future economic, industry or customers’ financial conditions. For details

DOVER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

regarding the allowance for doubtful accounts for the years ended December 31, 2005, 2004 and 2003, see Schedule II Valuation and Qualifying Accounts accompanying this Annual Report on Form 10-K.

Fair Value of Financial Instruments

The carrying amount of cash and cash equivalents, trade receivables, accounts payable, notes payable and accrued expenses approximates fair value due to the short maturity of these instruments.

Inventories

Inventory for the majority of the Company’s subsidiaries, including all international subsidiaries, are stated at the lowerof cost, determined on the first-in, first-out (FIFO) basis, or market. Other domestic inventory is stated at cost, determined on the last-in, first-out (LIFO) basis, which is less than market value.

Property, Plant and Equipment

Property, plant and equipment includes the cost of land, buildings, equipment and significant improvements to existing plant and equipment. Expenditures for maintenance, repairs and minor renewals are expensed as incurred. When property or equipment is sold or otherwise disposed of, the related cost and accumulated depreciation is removed from the respective accounts and the gain or loss realized on disposition is reflected in earnings. Depreciation expense was $131.4 million in 2005, $126.1 million in 2004, and $128.2 million in 2003. Plant and equipment was generally depreciated through December 31, 2003 based upon accelerated methods, utilizing estimated useful property lives. Building and leasehold improvement lives ranged from 5 to 50 years; and machinery and equipment lives ranged from 2 to 20 years. The Company changed to the straight-line method of depreciation for assets acquired on or after January 1, 2004, from various accelerated depreciation methods. Management’s decision to change was based on the fact that straight-line depreciation has become a better method of matching revenue and expenses over the estimated useful life of capitalized assets given their characteristics and usage patterns. The Company has determined that the design and durability of these assets does not diminish to any significant degree over time and it is therefore preferable to recognize the related cost uniformly over their estimated useful lives. The effect of the change for the twelve months ended December 31, 2005 and 2004 was an increase to net earnings of approximately $11.3 million and $8.2 million, net of tax, respectively, or $0.06 and $0.04 per diluted share, respectively.

Derivative Instruments

The Company periodically enters into fair value and cash flow hedge transactions specifically to hedge its exposures to various items, including but not limited to interest rate and foreign exchange rate risk. The Company does not enter into derivative financial instruments for speculative purposes and does not have a material portfolio of derivative financial instruments.

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities” and related amendments and interpretations, the Company recognizes all derivatives as either assets or liabilities on the balance sheet and measures those instruments at fair value. If the derivative is designated as a fair value hedge and is effective, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings in the same period. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive earnings and are recognized in the statement of operations when the hedged item affects income. Ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings.

Tests for hedge ineffectiveness are conducted periodically and any ineffectiveness found is recognized in the statement of operations. The fair market value of all outstanding transactions is recorded in the Other assets and

DOVER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

deferred charges, or Other deferrals section of the balance sheet, as applicable. The corresponding change in value of the hedged assets/liabilities is recorded directly in that section of the balance sheet.

During 2005, the Company entered into derivative contracts to hedge potential foreign currency exposure on current assets and liabilities. The contracts were designated as cash flow hedges and were considered by management to be highly effective. The derivative foreign exchange contracts settled during 2005 and resulted in a gain of approximately $0.6 million, which is recognized in Cost of Sales or Revenue.

At December 31, 2005, the Company had open foreign exchange forward purchase contracts, expiring through December 2006, related to hedges of foreign currency exposures as follows:

	U.S. Dollar Value	Euro Value	Average Contract Rate
	(In thousands)

USD	$—	€20,733	1.1941
Japanese Yen	264	—	116.3986
Euro	20,000	—	0.8065
Swiss Franc	26,000	—	1.3022

Goodwill and Other Intangible Assets

Goodwill is the excess of the acquisition cost of businesses over the fair value of the identifiable net assets acquired. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” the Company does not amortize goodwill and indefinite-lived intangible assets. Instead, these assets are tested for impairment annually unless indicators of impairment exist. For 2005, the Company identified 17 reporting units for testing purposes. Step one of the test compared the fair value of the reporting unit (using a discounted cash flow method) to its book value. Step two, which compares the book value of the goodwill to its implied fair value, was not necessary since there were no indicators of potential impairment from step one. For information related to the amount of the Company’s goodwill by segment and intangible asset classes, see Note 6.

Long-Lived Assets

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” long-lived assets (including intangible assets that are amortized) are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If an indicator of impairment exists for any grouping of assets, an estimate of undiscounted future cash flows is produced and compared to its carrying value. If an asset is determined to be impaired, the loss is measured by the excess of the carrying amount of the asset over its fair value as determined by an estimate of discounted future cash flows.

Foreign Currency

Assets and liabilities of foreign subsidiaries, where the functional currency is not the U.S. dollar, have been translated at year-end exchange rates and profit and loss accounts have been translated using weighted average yearly exchange rates. Adjustments resulting from translation have been recorded in the equity section of the balance sheet as cumulative translation adjustments. Assets and liabilities of an entity that are denominated in currencies other than an entity’s functional currency are remeasured into the functional currency using end of period exchange rates. Gains and losses related to these remeasurements are recorded within the Statement of Operations as a component of “Other (income) expense, net.”

Revenue Recognition

Revenue is recognized when all of the following circumstances are satisfied: a) persuasive evidence of an arrangement exists, b) price is fixed or determinable, c) collectibility is reasonably assured, and d) delivery has occurred. In revenue transactions where installation is required, revenue can be recognized when the installation

DOVER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

obligation is not essential to the functionality of the delivered products. Revenue transactions involving non-essential installation obligations are those which can generally be completed in a short period of time at insignificant cost and the skills required to complete these installations are not unique to the Company and in many cases can be provided by third parties or the customers. If the installation obligation is essential to the functionality of the delivered product, revenue recognition is deferred until installation is complete. In a limited number of revenue transactions, other post-shipment obligations such as training and customer acceptance are required and, accordingly, revenue recognition is deferred until the customer is obligated to pay, or acceptance has been confirmed. Service revenue is recognized and earned when services are performed and are not significant to any period presented.

Stock-Based Compensation

For all years presented, Dover has accounted for stock-based compensation in accordance with Accounting Principals Board (“APB”) Opinion No. 25 “Accounting for Stock Issued to Employees,” and followed the disclosure only provisions of SFAS No. 123 “Accounting for Stock-Based Compensation.” Accordingly, no compensation expense has been recognized in connection with stock options granted to employees.

The following table illustrates the effect on net earnings and basic and diluted earnings per share if the Company had recognized compensation expense upon grant of the options. The pro-forma amounts in this table were based on the explicit service periods (3 years) of the options granted without consideration of retirement eligibility:

	For the Years Ended December 31,
	2005	2004	2003
	(In thousands)

Net earnings, as reported	$510,142	$412,755	$292,927
Deduct:
Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax effects	20,033	18,206	17,818

Pro forma net earnings	$490,109	$394,549	$275,109

Earnings per share:
Basic-as reported	$2.51	$2.03	$1.45
Basic-pro forma	2.41	1.94	1.36
Diluted-as reported	2.50	2.02	1.44
Diluted-pro forma	2.40	1.93	1.35

Effective January 1, 2006, Dover adopted SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”) which no longer permits the use of the intrinsic value method under APB No. 25. Dover adopted SFAS No. 123(R) using the modified prospective method, which requires compensation expense to be recorded for all options granted after January 1, 2006, and for the unvested portion of previously granted options. Compensation expense will be recorded on a straight-line basis, generally over the explicit service period (3 years). For retirement eligible employees, SFAS 123(R) clarifies that the recognition of compensation expense should be over the period from the date of grant through the date the employee first becomes eligible to retire and is no longer required to provide service. Dover’s accounting policy related to vesting will be changed to reflect these rules for retirement eligible employees concurrent with the adoption of SFAS No. 123(R).

Had the Company applied this accounting for retirement eligible employees, stock-based compensation expense, net of tax benefits, would have been $18.0 million, $19.5 million and $18.7 million in 2005, 2004 and 2003, respectively. We expect the adoption of SFAS No. 123(R) will impact the first quarter and full year 2006 by $0.03 and $0.10 per diluted share, respectively. Stock-based compensation expense in the first quarter will typically

DOVER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

be higher than subsequent quarters due to the immediate expensing of options granted to retirement eligible employees.

The fair value of each option grant was estimated on the date of grant using a Black-Scholes option-pricing model with the following assumptions:

	For the Years Ended December 31,
	2005	2004	2003

Risk-free interest rates	3.97%	3.71%	3.87%
Dividend yield	1.70%	1.46%	1.40%
Expected life	8	8	8
Volatility	31.15%	31.54%	30.64%
Weighted average option grant price	$38.00	$41.25	$24.58
Weighted average fair value of options granted	$13.24	$14.89	$8.90

Income Taxes

The provision for income taxes on continuing operations includes federal, state, local and foreign taxes. Tax credits, primarily for research and experimentation and foreign earnings and export programs, are recognized as a reduction of the provision for income taxes on continuing operations in the year in which they are available for tax purposes. Deferred taxes are provided on temporary differences between assets and liabilities for financial and tax reporting purposes as measured by enacted tax rates expected to apply when temporary differences are settled or realized. Future tax benefits are recognized to the extent that realization of those benefits is considered to be more likely than not. A valuation allowance is established for deferred tax assets for which realization is not assured. The Company has not provided for any residual U.S. income taxes on unremitted earnings of foreign subsidiaries as such earnings are currently intended to be indefinitely reinvested.

During 2005, the Company recorded a net U.S. tax provision of $9.5 million related to the repatriation of $373.7 million of foreign dividends under the provisions of the American Jobs Creation Act of 2004, which provides for a favorable income tax rate on repatriated earnings, provided the criteria of the law are met.

Research and Development Costs

Research and development expenditures, including qualifying engineering costs, are expensed when incurred and amounted to $192.2 million in 2005, $181.4 million in 2004 and $151.5 million in 2003.

Risk, Retention, Insurance

The Company’s property and casualty insurance programs contain various deductibles that, based on our experience, are typical and customary for a company of our size. We do not consider any of the deductibles to represent a material risk to the Company. The Company generally maintains deductibles for claims and liabilities related primarily to workers’ compensation, health and welfare claims, general commercial, product and automobile liability and property damage, and business interruption resulting from certain events. The Company accrues for claim exposures that are probable of occurrence and can be reasonably estimated. As part of the Company’s risk management program, insurance is maintained to transfer risk beyond the level of self-retention and provides protection on both an individual claim and annual aggregate basis. The Company currently self-insures its product and commercial general liability claims up to $5.0 million per occurrence, its workers’ compensation claims up to $0.5 million per occurrence, and automobile liability claims up to $1.0 million per occurrence. Third-party insurance provides primary level coverage in excess of these amounts up to certain specified limits. In addition, the Company has excess liability insurance from third-party insurers on both an aggregate and an individual occurrence basis well in excess of the limits discussed above. A worldwide program of property

DOVER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

insurance covers the Company’s owned property and any business interruptions that may occur due to an insured hazard affecting those properties, subject to reasonable deductibles and aggregate limits.

New Accounting Standards

See “Stock-Based Compensation” above for a discussion of the impact of adoption of SFAS No. 123(R).

In May 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”), which replaces APB No. 20 “Accounting Changes,” and SFAS No. 3 “Reporting Accounting Changes in Interim Financial Statements.” SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle, and applies to all voluntary changes in accounting principles, as well as changes required by an accounting pronouncement in the unusual instance that it does not include specific transition provisions. Specifically, SFAS 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine the period-specific effects or the cumulative effect of the change. SFAS 154 does not change the transition provisions of any existing pronouncement. SFAS 154 is effective for Dover for all accounting changes and corrections of errors made beginning January 1, 2006.

In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”), effective for fiscal years ending after December 15, 2005. FIN 47 clarifies that a conditional asset retirement obligation, as used in SFAS No. 143, “Accounting for Asset Retirement Obligations,” refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. FIN 47 was effective for the Company in 2005 and was immaterial to Dover’s consolidated results of operations, cash flows or financial position.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, An Amendment of APB No. 29” (“SFAS 153”). The amendments made by SFAS 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. The statement was effective for the Company beginning July 1, 2005 and was applied prospectively. The effect of the adoption of SFAS 153 was immaterial to Dover’s consolidated results of operations, cash flows or financial position.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of Accounting Research Bulletin No. 43, Chapter 4” (“SFAS 151”). SFAS 151 requires that abnormal amounts of idle capacity and spoilage costs be excluded from the cost of inventory and expensed when incurred. The provisions of SFAS 151 are applicable to inventory costs incurred beginning January 1, 2006. The effect of the adoption of SFAS 151 was immaterial to Dover’s consolidated results of operations, cash flow and financial position.

2.  Acquisitions

All of the Company’s acquisitions have been accounted for under SFAS No. 141 “Business Combinations.” Accordingly, the accounts of the acquired companies, after adjustments to reflect fair market values assigned to assets and liabilities, have been included in the consolidated financial statements from their respective dates of acquisitions. The 2005 acquisitions are wholly-owned and had an aggregate cost of $1,091.8 million, net of cash acquired, at the date of acquisition. There is no contingent consideration related to the acquisitions at December 31, 2005.

2005

Knowles Electronics Acquisition

On September 27, 2005, Dover, through its subsidiary Dover Electronics, Inc. (“Dover Electronics”), completed the acquisition of all the outstanding shares of Knowles Electronics Holdings Inc. (“Knowles”) from

DOVER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Key Acquisition, L.L.C. and the other stockholders of Knowles for approximately $750 million, net of cash acquired. A portion of the purchase price was allocated to satisfy all outstanding debt obligations of Knowles, including the discharge of Knowles’s 13 1/8% Senior Subordinated Notes due October 15, 2009. As a result of the Knowles acquisition, the Company recorded approximately $111 million of customer related intangible assets (average life of 9 years), $53.1 million of unpatented technology intangibles (average life of 8 years), $32 million related to indefinite lived trademarks, which are not subject to amortization, and $518.7 million of goodwill which is not deductible for tax purposes. For additional detail related to the assets and liabilities acquired in the Knowles acquisition, see the table below, and for detail related to the average useful lives of the Company’s intangible assets, see Note 6.

Other Acquisitions

Including the Knowles acquisition described above, Dover completed 10 acquisitions during 2005 (listed below).

Date	Type	Acquired Companies		Location (Near)	Segment	Group	Operating Company

29-Dec	Asset	Epsilon Product Line		Lebanon, OH	Resources	Fluid Handling	OPW Fluid Transfer Group
Manufacturer of dry disconnect fittings used extensively in the chemical and pharmaceutical processing industry.
23-Dec	Stock	Compressor Valve Eng.		Ellesmere, U.K.	Resources	Fluid Handling	Cook
Manufacturer and designer of valves for compressors used in air, gas, marine and other industrial applications.
27-Sep	Stock	Knowles Electronics Holdings, Inc.		Itasca, Illinois	Electronics	Components	N/A
Manufacturer of advanced micro-acoustic component products for the hearing aid and consumer electronics industries.
7-Sep	Stock	Harbor Electronics, Inc.		Santa Clara, CA	Technologies	Circuit Assembly & Test	ECT
Manufacturer of complex, high-layer count, impedance controlled “interface” Printed Circuit Boards for the Semiconductor Test Industry.
5-Aug	Asset	Colder Products Company		St. Paul, Minnesota	Electronics	Components	N/A
Manufacturer of quick disconnect couplings for a wide variety of biomedical and commercial applications.
7-Jun	Stock	C-Tech Energy Services Inc.		Edmonton, Alberta	Resources	Petroleum Equipment	Energy Products Group
Manufacturer of continuous rod technology for oil and gas production.
2-Mar	Asset	APG		Longmont, Colorado	Technologies	Circuit Assembly & Test	ECT
Manufacturer of test fixtures for loaded circuit board testing.
23-Feb	Stock	Fas-Co Coders, Inc.		Phoenix, Arizona	Technologies	Product Identification	Imaje
Integrator of high resolution carton printers.
21-Feb	Asset	Rostone (Reunion Industries	)	Lafayette, Indiana	Electronics	Components	Kurz-Kasch
Manufacturer of specialty thermo set plastics.
18-Jan	Asset	Avborne Accessory Group, Inc.		Miami, Florida	Diversified	Industrial Equipment	Sargent
Maintenance, repair, and overhaul of commercial, military and business aircraft.

DOVER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed as of the dates of the 2005 acquisitions and the amounts assigned to goodwill and intangible asset classifications. The Company does not anticipate the final valuations of the assets and liabilities acquired to be significantly different than these amounts. The Company expects to finalize the purchase price allocation of the acquisitions acquired after August 2005, during 2006.

	As of December 31, 2005
	Knowles	Other Acquisitions	Total
	(In thousands)

Current assets, net of cash acquired	$70,147	$48,712	$118,859
PP&E	61,352	38,923	100,275
Goodwill	518,662	211,743	730,405
Intangibles	196,120	74,929	271,049
Other assets	4,328	180	4,508

Total assets acquired	850,609	374,487	1,225,096

Total liabilities assumed	(100,209)	(33,125)	(133,334)

Net assets acquired	$750,400	$341,362	$1,091,762

The amounts assigned to goodwill and major intangible asset classifications by segment for the 2005 acquisitions are as follows:

	Diversified	Electronics	Resources	Technologies	Total
	(In thousands)

Goodwill — Tax deductible	$55,702	$101,295	$6,467	$5,678	$169,142
Goodwill — Non-tax deductible	—	518,663	9,034	33,566	561,263
Trademarks	3,240	39,828	—	620	43,688
Customer intangibles	13,706	111,000	—	9,700	134,406
Unpatented technologies	—	53,120	—	1,700	54,820
Distributer relationships	—	24,014	—	—	24,014
Other intangibles	1,283	11,113	895	830	14,121

					$1,001,454

DOVER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2004

The following table details all acquisitions made during 2004:

Date	Type	Acquired Companies	Location (Near)	Segment	Group	Operating Company

13-Apr	Stock	SSE GmbH	Singen, Germany	Technologies	Circuit Assembly & Test	Alphasem
Manufacturer and distributer of production equipment for the semiconductor, Telecom/Optoelectronics and Flat Panel Display markets.
30-Apr	Stock	Flexbar	Texas, USA	Resources	Equipment	Energy Products Group
Designer and manufacturer of Sinkerbars for use in the extraction of oil and gas.
17-May	Stock	Rasco	Kolbermoor, Germany	Technologies	Circuit Assembly & Test	ECT
Manufacturer of test gravity feeders and related products for use in semiconductor tests.
24-May	Asset	Voltronics	New Jersey, USA	Electronics	Components	Dielectric
Manufacturer of variable capacitors.
31-Aug	Stock	US Synthetics	Utah, USA	Resources	Petroleum Equipment	Energy Products Group
Manufacturer of polycrystalline diamond cutters used in drill bits for oil and gas exploration.
1-Sep	Stock	Corning Frequency Controls	Pennsylvania, USA	Electronics	Components	Vectron
Manufacturer of quartz crystals, oscillators and filters for the communications, test & instrumentation, position location, automotive and military/aerospace electronic markets.
Kamp-Lintfort,
17-Dec	Stock	Almatec	Germany	Resources	Fluid Solutions	Wilden
Manufacturer of air operated double diaphragm pumps.
23-Dec	Stock	Datamax	Florida, USA	Technologies	Product Identification	Imaje
Manufacturer of Bar Code printers and related products.

Pro Forma Information

The following unaudited pro forma information presents the results of operations of the Company as if the 2005 and 2004 acquisitions had all taken place at the beginning of each of the periods presented.

	For the Years Ended December 31,
	2005	2004
	(In thousands, except per share figures)

Revenue from continuing operations:
As reported	$6,078,380	$5,217,109
Pro forma	6,307,929	5,842,137
Net earnings from continuing operations:
As reported	$474,453	$394,194
Pro forma	471,702	415,072
Basic earnings per share from continuing operations:
As reported	$2.34	$1.94
Pro forma	2.32	2.04
Diluted earnings per share from continuing operations:
As reported	$2.32	$1.92
Pro forma	2.31	2.03

These pro forma results of operations have been prepared for comparative purposes only and include certain adjustments to actual financial results for the relevant periods, such as imputed financing costs, and additional amortization and depreciation expense as a result of intangibles and fixed assets acquired. They do not purport to be indicative of the results of operations, which actually would have resulted had the acquisitions occurred on the date indicated, or which may result in the future.

DOVER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.  Inventories

The following table displays the components of inventory:

	At December 31,	At December 31,
	2005	2004
	(In thousands)

Raw materials	$310,642	$340,003
Work in progress	170,968	199,627
Finished goods	243,357	235,786

Subtotal	724,967	775,416
Less LIFO reserve	42,574	39,266

Total	$682,393	$736,150

At December 31, 2005 and 2004, domestic inventories determined by the LIFO inventory method amounted to $96.0 million and $117.6 million respectively.

4.  Property, Plant & Equipment

The following table details the components of property, plant & equipment, net:

	At December 31,	At December 31,
	2005	2004
	(In thousands)

Land	$60,388	$60,159
Buildings and improvements	527,857	502,330
Machinery, equipment and other	1,599,140	1,430,903

	2,187,385	1,993,392
Accumulated depreciation	(1,370,706)	(1,266,347)

Total	$816,679	$727,045

5.  Other Accrued Expenses (Current)

The following table details the major components of other current accrued expenses:

	At December 31,	At December 31,
	2005	2004
	(In thousands)

Warranty	$43,414	$39,240
Taxes other than income	18,746	26,563
Unearned revenue	8,426	15,291
Accrued interest	19,485	13,927
Legal and environmental	5,167	7,261
Restructuring and exit	12,653	11,962
Other	73,971	67,835

	$181,862	$182,079

DOVER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.  Goodwill and Other Intangible Assets

The changes in the carrying value of goodwill by market segment through the year ended December 31, 2005 are as follows:

			Other Adjustments			Other Adjustments
	At December 31,	Goodwill from	Including Currency	At December 31,	Goodwill from	Including Currency	At December 31,
	2003	2004 Acquisitions	Translations	2004	2005 Acquisitions	Translations	2005
	(In thousands)

Diversified	$217,299	$—	$1,554	$218,853	$55,702	$(3,251)	$271,304
Electronics	144,042	15,340	1,736	161,118	619,958	(4,596)	776,480
Industries	240,077	—	439	240,516	—	(1,099)	239,417
Resources	490,532	132,757	2,531	625,820	15,501	(14,377)	626,944
Systems	107,942	—	1,426	109,368	—	(2,577)	106,791
Technologies	536,819	130,556	17,518	684,893	39,244	(32,450)	691,687

Total	$1,736,711	$278,653	$25,204	$2,040,568	$730,405	$(58,350)	$2,712,623

The following table provides the gross carrying value and accumulated amortization for each major class of intangible assets:

	At December 31, 2005			At December 31, 2004
	Gross Carrying	Accumulated		Gross Carrying	Accumulated
	Amount	Amortization	Average Life	Amount	Amortization
	(In thousands)			(In thousands)

Trademarks	$30,757	$12,497	29	$30,061	$11,082
Patents	107,784	57,928	13	92,439	58,200
Customer Intangibles	317,782	36,576	9	176,984	15,219
Unpatented Technologies	156,711	34,730	9	101,228	28,521
Non-Compete Agreements	6,713	6,203	5	8,377	7,288
Drawings & Manuals	6,242	3,632	5	5,989	2,722
Distributor Relationships	64,406	5,381	20	38,300	1,915
Other	15,103	9,702	14	17,306	5,947

Total Amortizable Intangible Assets	705,498	166,649	12	470,684	130,894

Pension*	43,670			37,963
Total Indefinite-Lived Trademarks	191,471			148,840

Total	$940,639	$166,649		$657,487	$130,894

*	Intangible asset balance pertaining to minimum pension liability requirements principally related to the Company’s Supplemental Executive Retirement Plan Liability.

Total intangible amortization expense for the twelve months ended December 31, 2005, 2004 and 2003 was $44.3 million, $28.9 million, and $20.2 million, respectively. Amortization expense, based on current intangible balances, is estimated to be $43.4 million in 2006, $43.1 million in 2007, $42.9 million in 2008, $40.9 million in 2009, and $39.8 million in 2010.

7.  Discontinued Operations

During 2005, the Company discontinued seven businesses, of which four were sold during the year. At December 31, 2005, assets and liabilities of discontinued operations primarily represent amounts related to Tranter

DOVER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

PHE and a business in the Systems segment. Balances at December 31, 2004, additionally, represent amounts primarily related to Koolant Koolers, which was sold in the fourth quarter of 2005, Somero Enterprises, which was sold in the third quarter of 2005, and Hydratight Sweeney and a business in the Industries segment, which were sold in the second quarter of 2005.

The major classes of discontinued assets and liabilities included in the Consolidated Balance Sheets are as follows:

	December 31,
	2005	2004
	(In thousands)

Assets of Discontinued Operations
Current assets	$56,717	$94,532
Non-current assets	28,252	147,709

	$84,969	$242,241

Liabilities of Discontinued Operations
Current liabilities	$33,126	$40,131
Long-term liabilities	23,677	21,350

	$56,803	$61,481

In addition to the entities currently held for sale in discontinued operations, the assets and liabilities of discontinued operations include residual amounts related to businesses previously sold. These residual amounts include property, plant and equipment, deferred tax assets, short and long-term reserves and contingencies.

Summarized results of the Company’s discontinued operations are detailed in the following table.

	For the Year Ended December 31,
	2005	2004	2003
	(In thousands)

Revenue	$228,598	$358,900	$398,519

Gain on sale, net of taxes(1)	$28,010	$2,394	$14,487
Earnings from operations before taxes	10,664	28,053	29,135
Provision for income taxes related to operations	(2,985)	(11,886)	(20,809)

Earnings from discontinued operations, net of tax	$35,689	$18,561	$22,813

(1)	Includes goodwill impairment and other tax impacts.

Additional information related to operations that were discontinued and/or sold in 2005 is as follows:

•	Dover sold one minor business from the Industries segment on April 1, 2005, resulting in a loss of approximately $2 million.

•	Hydratight Sweeney, a business in the Diversified segment, was sold on May 17, 2005, for a gain of approximately $49.7 million ($47.0 million after tax).

•	Somero Enterprises, a business in the Industries segment, was sold on August 11, 2005, for a gain of approximately $31.8 million ($22.1 million after tax).

•	The Company discontinued a business in the Systems segment in the third quarter of 2005, resulting in a goodwill and intangible impairment of approximately $55.0 million.

DOVER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	On September 23, 2005, Dover, through its subsidiary Dover Diversified, Inc., entered into an agreement to sell Tranter PHE for approximately $150 million. The closing of the transaction is subject to regulatory approval and other customary closing conditions.

•	Koolant Koolers, a business in the Industries segment, was sold in December 2005, for a loss of $5.4 million ($3.5 million after tax) and the Company discontinued a minor business in the Resources segment in the Material Handling group.

During 2004, the Company discontinued and sold one business in the Technologies segment and sold five businesses that had been discontinued in 2003. In 2004, six businesses were disposed of or liquidated for a net after tax gain of $2.4 million.

During 2003, in connection with the completion of a federal income tax audit and the resolution of other issues, the Company adjusted certain reserves established in connection with the sales of previously discontinued operations and recorded a gain on the sales of discontinued operations, net of tax, of $16.6 million, and additional tax benefits of $5.1 million related to losses previously incurred on sales of businesses. These amounts were offset by charges of $13.6 million, net of tax, to reduce discontinued businesses to their estimated fair value, and a loss on the sale of discontinued operations, net of tax, of $6.0 million related to contingent liabilities from previously discontinued operations.

8.  Lines of Credit and Debt

On October 26, 2005, the Company closed a $1 billion 5-year unsecured revolving credit facility with a syndicate of banks that replaces the Company’s 5-year $600 million facility. At the Company’s election, loans under the Credit Agreement will bear interest at a Eurodollar or alternative currency rate based on LIBOR, plus an applicable margin ranging from 0.125% to 0.475% (subject to adjustment based on the rating accorded the Company’s senior unsecured debt by S&P and Moody’s), or at a base rate pursuant to a formula defined in the credit agreement. In addition, the Company will pay a facility fee and a utilization fee in certain circumstances as described in the Credit Agreement. The Credit Agreement imposes various restrictions on the Company that are substantially identical to those in the replaced facilities. Among other things, the credit agreement generally requires the Company to maintain an interest coverage ratio of EBITDA to consolidated net interest expense of not less than 3.5 to 1. The Company primarily uses this facility to support its commercial paper program and has not drawn down any loans under the $1 billion facility and does not anticipate doing so. As of December 31, 2005, the Company had commercial paper outstanding in the principal amount of $174.4 million.

The Company established a Canadian Dollar Credit Facility in November 2002 with the Bank of Nova Scotia. Under the terms of this Credit Agreement, the Company has a Canadian (CAD) $30 million bank credit availability and has the option to borrow in either Canadian Dollars or U.S. Dollars (USD). The outstanding borrowings at year end under this facility were approximately $21 million (CAD) in 2005 and 2004. The covenants and interest rates under this facility match those of the primary $1 billion revolving credit facility. The Canadian Credit Facility was renewed for an additional year prior to its expiration date of November 22, 2005, and now expires on November 22, 2006. The Company intends to replace the Canadian Credit Facility on or before its expiration date. The primary purpose of this agreement is to facilitate borrowings in Canada to facilitate efficient cash and tax planning objectives.

On October 13, 2005, Dover issued $300 million of 4.875% notes due 2015 and $300 million of 5.375% debentures due 2035. The net proceeds of $588.6 million from the notes and debentures were used to repay borrowings under Dover’s commercial paper program. The notes and debentures are redeemable at the option of Dover in whole or in part at any time at a redemption price that includes a make-whole premium, with accrued interest to the redemption date. In November 2005, the Company retired its 6.45% notes due November 15, 2005 with a face amount of $250.0 million. On November 25, 2005, the Company established a € 75 million credit facility with Credit Lyonnais. The interest rate on outstanding balances is 15 basis points over the Euribor rate and the annual

DOVER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

commitment fee is 5 basis points on unborrowed amounts. The facility has no material covenants. At December 31, 2005, there was no outstanding balance under this facility.

Notes payable shown on the consolidated balance sheets for 2005 and 2004 principally represented commercial paper issued in the U.S. The weighted average interest for short-term borrowings for the years 2005 and 2004 was 3.2% and 1.3%, respectively.

Dover’s long-term debt instruments had a book value of $1,345.4 million on December 31, 2005 and a fair value of approximately $1,406.0 million. On December 31, 2004, the Company’s long-term debt instruments had a book value of $1,005.7 million and a fair value of approximately $1,093.0 million.

A summary of the Company’s long-term debt is as follows for years ended December 31:

	2005	2004
	(In thousands)

6.45% Notes retired on November 15, 2005 (less unamortized discount of $127) with an effective interest rate of 5.09%	$—	$249,873
6.25% Notes due June 1, 2008 (less unamortized discount of $42 and $54) with an effective interest rate of 5.12%	149,958	149,946
6.65% Debentures due June 1, 2028 (less unamortized discount of $799 and $819) with an effective interest rate of 6.68%	199,201	199,181
6.50% Notes due February 15, 2011 (less unamortized discount of $383 and $440) with an effective interest rate of 6.52%	399,617	399,560
4.875% Notes due October 15, 2015 (less unamortized discount of $1,942) with an effective interest rate of 4.96%	298,058	—
5.375% Debentures due on October 15, 2035 (less unamortized discount of $4,748) with an effective interest rate of 5.44%	295,252	—
Other long-term debt, including capital leases	3,288	7,180

Total long-term debt	1,345,374	1,005,740
Less current installments	1,201	252,677

Long-term debt, excluding current installments	$1,344,173	$753,063

Annual repayments of long-term debt are scheduled as follows:

(In thousands)

2006	$1,201
2007	1,369
2008	149,362
2009	160
2010	327
Thereafter	1,192,955

Total long-term debt	$1,345,374

The Company may, from time to time, enter into interest rate swap agreements to manage its exposure to interest rate changes. Interest rate swaps are agreements to exchange fixed and variable rate payments based on notional principal amounts.

During the third quarter 2005, Dover entered into several treasury rate locks related to the notes and debentures that were issued on October 13, 2005. The contracts were settled on October 13, 2005 and the resulting gain of

DOVER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$3.0 million is being deferred in Other comprehensive earnings and amortized over the life of the related notes and debentures.

As of December 31, 2005, the Company had two interest rate swaps outstanding for a total notional amount of $100.0 million, designated as fair value hedges of the $150.0 million 6.25% Notes due on June 1, 2008. One $50 million interest rate swap exchanged fixed-rate interest for variable-rate interest. The other $50 million swap is designated in foreign currency and exchanges fixed-rate interest for variable-rate interest, and also hedges a portion of the Company’s net investment in foreign operations. The swap agreements reduced the effective interest rate on the notes to 5.12%. There was no hedge ineffectiveness as of December 31, 2005, and the aggregate fair value of these interestrate swaps of $0.9 million was determined through market quotation and is reported in Other assets and deferred charges, and Other comprehensive earnings.

9.   Stock Option and Performance Incentive Program

On April 25, 1995, the stockholders approved the 1995 Incentive Stock Option Plan and 1995 Cash Performance Program (the “1995 Plan”) to replace the 1984 Incentive Stock Option and 1984 Cash Performance Program, which expired on January 30, 1995. Under the 1995 Plan, a maximum aggregate of 20 million shares was reserved for grants to key personnel until January 30, 2005. The option price could not be less than the fair market value of the stock at the time the options were granted. The period during which these options were exercisable was fixed by the Company’s Compensation Committee at the time of grant, but could not commence sooner than three years after the date of grant and could not exceed ten years from the date of grant.

On April 20, 2004, the stockholders approved the Dover Corporation 2005 Equity and Cash Incentive Plan (the “2005 Plan”) to replace the 1995 Plan, which expired on January 30, 2005. Under the 2005 Plan, a maximum aggregate of 20 million shares is reserved for grants (non-qualified and incentive stock options, stock appreciation rights settled in stock (“SSARs”), and restricted stock) to key personnel between February 1, 2005 and January 31, 2015, provided that no incentive stock options shall be granted under the plan after February 11, 2014 and a maximum of one million shares may be granted as restricted stock. The exercise price of options and SSARs may not be less than the fair market value of the stock at the time the awards are granted. The period during which these options and SSARs are exercisable is fixed by the Company’s Compensation Committee at the time of grant, but may not commence sooner than three years after the date of grant and may not exceed ten years from the date of grant.

DOVER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Transactions in stock options (all of which are non-qualified and cliff vest three years after grant) under these plans are summarized as follows:

		Exercise		Weighted-Average
	Stock Options	Price Range		Exercise Price

Outstanding at January 1, 2003	8,832,383		$9.67-$43.00	$32.71
Granted	3,521,210	24.50-$	40.00	24.58
Exercised	(607,358)	11.40-$	35.00	17.87
Canceled	(363,153)	9.67-$	43.00	32.55

Outstanding at December 31, 2003	11,383,082	14.22-$	43.00	30.99

Exercisable at December 31, 2003 through February 10, 2010	4,408,104		$14.22-$39.00	$29.07

Outstanding at January 1, 2004	11,383,082		$14.22-$43.00	$30.99
Granted	2,248,801	38.50-$	41.25	41.25
Exercised	(697,974)	14.22-$	41.00	19.50
Canceled	(319,165)	24.50-$	41.25	31.68

Outstanding at December 31, 2004	12,614,744	14.22-$	43.00	33.98

Exercisable at December 31, 2004 through February 8, 2011	5,386,255		$14.22-$43.00	$33.98

Outstanding at January 1, 2005	12,614,744		$14.22-$43.00	$33.98
Granted	2,519,736		38.00	38.00
Exercised	(761,408)	14.22-$	41.00	25.26
Canceled	(774,239)	14.22-$	41.25	35.53

Outstanding at December 31, 2005	13,598,833	23.53-$	43.00	34.61

Exercisable at December 31, 2005 through:
February 8, 2006	251,379			$23.53
February 6, 2007	425,188			24.72
February 5, 2008	530,909			35.00
February 4, 2009	850,368			31.00
February 10, 2010	696,344			39.00
February 8, 2011	1,576,065			41.00
February 14, 2012	1,762,987			38.00

Total	6,093,240		$23.53-$41.00	36.13

The following table summarizes information about stock options outstanding as of December 31, 2005:

	Options Outstanding			Options Exercisable
			Weighted Average			Weighted Average
		Weighted Average	Remaining Life		Weighted Average	Remaining Life
Range of Exercise Prices	Number	Exercise Price	in Years	Number	Exercise Price	in Years

$23.53-$29.00	3,744,774	$24.50	5.97	687,417	$24.34	0.83
$31.00-$36.00	1,394,527	32.56	2.75	1,387,877	32.54	2.73
$38.00-$43.00	8,459,532	39.43	7.10	4,017,946	39.35	5.38

DOVER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company also has a restricted stock program (as part of the 1995 Plan and the 2005 Plan), under which common stock of the Company may be granted at no cost to certain officers and key employees. In general, restrictions limit the sale or transfer of these shares during a two or three year period, and restrictions lapse proportionately over the two or three year period. Restricted shares granted in 2005, 2004 and 2003 were 6,000, 4,000, and 6,000, respectively.

In addition, the Company has a stock compensation plan under which non-employee directors are granted shares of Dover’s common stock each year as more than half of their compensation for serving as directors. During 2005, the Company issued an aggregate of 12,860 shares of its common stock to ten outside directors (after withholding an aggregate of 3,790 additional shares to satisfy tax obligations), as partial compensation for serving as directors of the Company during 2005. During 2004, the Company issued an aggregate of 9,120 shares of its common stock to eight outside directors (after withholding an aggregate of 3,904 additional shares to satisfy tax obligations).

10.	Income Taxes

Total income taxes for the years ended December 31, 2005, 2004 and 2003 were as follows:

	2005	2004	2003
		(In thousands)

Taxes on earnings from continuing operations	$169,135	$134,457	$80,940
Credit to Stockholders’ equity for compensation expense for tax purposes in excess of amounts recognized for financial reporting purposes	(3,628)	(4,959)	(3,513)

	$165,507	$129,498	$77,427

Income tax expense (benefit) for the years ended December 31, 2005, 2004 and 2003 is comprised of the following:

	2005	2004	2003
	(In thousands)

Current:
U.S. Federal	$76,403	$83,876	$3,257
State and local	16,095	1,876	3,716
Foreign	40,363	42,969	28,837

Total current — continuing	132,861	128,721	35,810

Deferred:
U.S. Federal	35,081	5,749	45,994
State and local	(2,526)	3,939	934
Foreign	3,719	(3,952)	(1,798)

Total deferred — continuing	36,274	5,736	45,130

Total expense — continuing	$169,135	$134,457	$80,940

DOVER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Income taxes have been based on the following components of “Earnings Before Provision for Income Taxes and Discontinued Operations” in the Consolidated Statements of Operations for the years ended December 31:

	2005	2004	2003
		(In thousands)

Domestic	$428,958	$342,754	$230,026
Foreign	214,630	185,897	121,028

	$643,588	$528,651	$351,054

The primary reasons for the difference between the effective income tax rate and the U.S. Federal income statutory rate are as follows for the years ended December 31:

	2005	2004	2003

U.S. Federal income tax rate	35.0%	35.0%	35.0%
State and local taxes, net of Federal income tax benefit	1.3	0.8	2.0
Foreign operations tax effect	(4.8)	(5.1)	(4.5)

Subtotal	31.5	30.7	32.5
R&E tax credits	(0.7)	(1.0)	(1.2)
Foreign export program benefits	(0.4)	(2.9)	(3.0)
Domestic manufacturing deduction	(0.6)	—	—
Foreign tax credits	(0.3)	(0.1)	—
Branch losses	(0.9)	(0.8)	(1.6)
Settlement of tax contingencies	(4.0)	(0.7)	(3.5)
Repatriation of foreign earnings	1.5	—	—
Other, principally non-tax deductible items	0.2	0.2	0.4

Effective rate before reorganizations	26.3	25.4	23.6
Reorganization of entities	—	—	(0.5)

Effective rate from continuing operations	26.3%	25.4%	23.1%

DOVER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31 of each year are as follows:

	2005	2004
	(In thousands)

Deferred Tax Assets:
Accrued insurance	$11,983	$10,358
Accrued compensation, principally postretirement benefits and other employee benefits	62,502	57,623
Accrued expenses, principally for interest and warranty	21,651	18,653
Long-term liabilities principally warranty, environmental, and exit costs	338	—
Inventories, principally due to reserves for financial reporting purposes and capitalization for tax purposes	23,768	24,495
Net operating loss and other carryforwards	87,787	46,450
Accounts receivable, principally due to allowance for doubtful accounts	7,595	7,358
Other assets	11,280	14,442

Total gross deferred tax assets	226,904	179,379

Valuation allowance	(58,969)	(52,177)

Total deferred tax assets	$167,935	$127,202

Deferred Tax Liabilities:
Accounts receivable	$(23,083)	$(24,118)
Plant and equipment, principally due to differences in depreciation	(32,017)	(26,674)
Intangible assets, principally due to different tax and financial reporting bases and amortization lives	(382,905)	(273,429)
Prepaid pension assets	(48,488)	(48,409)
Other liabilities	—	(430)

Total gross deferred tax liabilities	$(486,493)	$(373,060)

Net deferred tax liability	$(318,558)	$(245,858)

The components of the net deferred tax liability are classifed as follows in the consolidated balance sheets:

Net current deferred tax asset	$53,594	$47,969
Net non-current deferred tax liability	372,152	293,827

The Company has loss carryovers for federal and foreign purposes as of December 31, 2005 of $46.3 million and $184.5 million, respectively, and as of December 31, 2004 of $50.8 and $243.7 million, respectively. The 2005 federal loss carryover relates to Knowles’ estimated pre-acquisition losses which are available for use against the Company’s consolidated federal taxable income. The Company utilized $50.8 million of the 2004 federal loss carryover in the 2001 carryback period. The entire balance of the foreign losses is available to be carried forward, with $66.5 million of these losses beginning to expire during the years 2006 through 2012. The remaining $118.0 million of such losses can be carried forward indefinitely. Knowles’ pre-acquisition foreign tax credit carryovers of $26.4 million are available for use by the Company between 2007 and 2015. The Company maintains valuation allowances by jurisdiction against the deferred tax assets related to these carry forwards, as utilization of these tax benefits is not assured for certain jurisdictions.

The Company has not provided for U.S. federal income taxes or tax benefits on the undistributed earnings of its international subsidiaries because such earnings are reinvested and it is currently intended that they will continue to

DOVER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

be reinvested indefinitely. At December 31, 2005, the Company has not provided for federal income taxes on earnings of approximately $98.7 million from its international subsidiaries.

On October 22, 2004, the President signed the American Jobs Creation Act of 2004 (the “Act”). The Act creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85 percent dividends received deduction for certain dividends from controlled foreign corporations. During the second half of 2005, the Company recorded a net U.S. tax provision of $9.5 million related to the repatriation of $373.7 million of foreign dividends under the provisions of the Act.

During 2005, the Company recognized a $25.5 million tax benefit, primarily related to the resolution of U.S. tax issues, including $5.5 million related to a favorable tax court decision.

Dover is continuously undergoing examination of its federal income tax returns by the Internal Revenue Service (the “IRS”). The Company and the IRS have settled tax years through 1997. The Company expects to resolve open years in litigation (1998-2002) in the near future, all within the amounts paid and/or reserved for these liabilities. The IRS is currently examining the Company’s 2003 and 2004 federal income tax returns. Additionally, the Company is routinely involved in state and local income tax audits, and on occasion, foreign jurisdiction tax audits.

11.	Commitments and Contingent Liabilities

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

The Company and certain of its subsidiaries are also parties to a number of other legal proceedings incidental to their businesses. These proceedings primarily involve claims by private parties alleging injury arising out of use of the Company’s products, exposure to hazardous substances or patent infringement, litigation and administrative proceedings involving employment matters, and commercial disputes. Management and legal counsel periodically review the probable outcome of such proceedings, the costs and expenses reasonably expected to be incurred, the availability and extent of insurance coverage, and established reserves. While it is not possible at this time to predict the outcome of these legal actions or any need for additional reserves, in the opinion of management, based on these reviews, it is very unlikely that the disposition of the lawsuits and the other matters mentioned above will have a material adverse effect on the financial position, results of operations, cash flows or competitive position of the Company.

The Company leases certain facilities and equipment under operating leases, many of which contain renewal options. Total rental expense, net of insignificant sublease rental income, on all operating leases was $61.1 million, $42.5 million and $41.7 million for 2005, 2004, and 2003, respectively. Contingent rentals under the operating leases were not significant.

DOVER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of the Company’s undiscounted long-term debt, commitments and obligations as of December 31, 2005, and the years when these obligations become due is as follows:

	Total	2006	2007	2008	2009	Thereafter
	(In thousands)

Long-term debt	$1,345,374	$1,201	$1,369	$149,362	$160	$1,193,282
Interest expense	1,064,293	79,435	79,435	73,966	70,060	761,397
Rental commitments	139,927	35,271	28,559	20,050	12,702	43,345
Purchase Obligations	48,778	46,410	2,220	81	67	—
Capital Leases	16,362	2,013	1,586	1,544	1,529	9,690
Other Long-Term Obligations	7,102	1,363	1,185	799	494	3,261

Total obligations	$2,621,836	$165,693	$114,354	$245,802	$85,012	$2,010,975

Warranty program claims are provided for at the time of sale. Amounts provided for are based on historical costs and adjusted for new claims. A reconciliation of the warranty provision is as follows:

	2005	2004
	(In thousands)

Beginning Balance January 1	$44, 965	$34,934
Provision for warranties	31,075	27,924
Settlements made	(27,537)	(20,480)
Other adjustments	(152)	2,587

Ending Balance December 31	$48,351	$44,965

12.	Employee Benefit Plans

The Company has defined benefit and defined contribution pension plans (the “Plans”) covering substantially all employees of the Company and its domestic and international subsidiaries. The defined benefit plans’ benefits are generally based on years of service and employee compensation. The Company’s funding policy is consistent with the funding requirements of ERISA and applicable foreign law. Dover uses a measurement date of September 30th for the majority of its pension and other postretirement benefit plans.

The Company is responsible for overseeing the management of the investments of the defined benefit Plans’ assets and otherwise ensuring that the Plans’ investment programs are in compliance with ERISA, other relevant legislation, and related plan documents. Where relevant, the Company has retained professional investment managers to manage the Plans’ assets and implement the investment process. The investment managers, in implementing their investment processes, have the authority and responsibility to select appropriate investments in the asset classes specified by the terms of their applicable prospectus or investment manager agreements with the Plans.

The primary financial objective of the Plans is to secure participant retirement benefits. Accordingly, the key objective in the Plans’ financial management is to promote stability and, to the extent appropriate, growth in funded status. Related and supporting financial objectives are established in conjunction with a review of current and projected Plan financial requirements.

The assets of the Plans are invested to achieve an appropriate return for the Plans consistent with a prudent level of risk. The asset return objective is to achieve, as a minimum over time, the passively managed return earned by market index funds, weighted in the proportions outlined by the asset class exposures identified in the Plans’ strategic allocation.

DOVER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Expected Return on Asset Assumption used for pension expense was developed through analysis of historical market returns, current market conditions, and the past experience of plan asset investments. In developing the Expected Return on Asset Assumption, estimates of future market returns by asset category are less than actual long-term historical returns in order to best anticipate future experience. Overall, it is projected that the investment of Plan assets will achieve an 8.5% net return over time, from the asset allocation strategy.

Dover’s discount rate assumption is determined by constructing a portfolio of bonds to match the expected benefit stream to be paid from the Company’s pension plans. The benefit payment stream is assumed to be funded from bond coupons and maturities, as well as interest on the excess cash flows from the bond portfolio.

The Company also provides, through non-qualified plans, supplemental retirement benefits in excess of qualified plan limits imposed by Federal tax law. These plans are funded from the general assets of the Company.

Dover has reflected the acquisition of the Knowles Electronics Holdings Inc. defined benefit plan and its liabilities, effective September 27, 2005. In accordance with purchase accounting rules, the unfunded Pension Benefit Obligation (“PBO”) as of the merger date was $96.2 million along with related plan assets of $68.5 million. Subsequent to the acquisition date of the defined benefit plan, Dover made a contribution of $18.0 million in the third quarter of 2005.

During 2003, two plan amendments created an increase in the benefit obligations of the Company’s principal non-qualified supplemental pension benefit plan. A change in early retirement factors under the supplemental benefit plan allows for employees who are 62 and have 10 years of service with the Company to retire with unreduced benefits between the ages of 62 and 65. The second amendment provides partial prior service credit to executives who are hired at or after age 40 and are eligible to participate in this plan.

DOVER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Obligations and Funded Status

	Qualified
	Defined Benefits		Non Qualified Supplemental Benefits		Post-Retirement Benefits
	2005	2004	2005	2004	2005	2004
	(In thousands)

Change in benefit obligation
Benefit obligation at beginning of year	$335,852	$325,804	$123,559	$96,446	$24,710	$26,013
Benefits earned during the year	11,937	11,133	5,488	3,939	326	640
Interest cost	18,664	19,022	7,377	5,985	1,242	1,756
Plan participants’ contributions	314	430	—	—	281	175
Benefits paid	(29,110)	(26,059)	(20,205)	(6,289)	(1,687)	(2,203)
Actuarial (gain) loss	40,566	7,044	23,510	(2,820)	1,035	(135)
Amendments	4,321	1,333	5,402	26,298	(2,642)	(1,524)
Acquisitions	96,192	—	—	—	—	—
Divestitures	—	(2,855)	—	—	—	—
Settlements and curtailments	84	—	—	—	(461)	(12)
Currency rate changes	(3,799)	—	—	—	—	—

Benefit obligation at end of year	475,021	335,852	145,131	123,559	22,804	24,710
Change in plan assets
Fair value of plan assets at beginning of year	326,978	309,929	—	—	—	—
Actual return on plan assets	52,726	40,777	—	—	—	—
Company contributions	20,329	4,432	20,205	6,289	1,406	2,028
Employee contributions	314	430	—	—	281	175
Benefits paid	(29,110)	(26,059)	(20,205)	(6,289)	(1,687)	(2,203)
Acquisitions	68,497	—	—	—	—	—
Divestitures	—	(2,531)	—	—	—	—
Settlements and curtailments	(62)	—	—	—	—	—
Currency rate changes	(1,678)	—	—	—	—	—

Fair value of plan assets at end of year	437,994	326,978	—	—	—	—

Funded status	(37,027)	(8,874)	(145,131)	(123,559)	(22,804)	(24,710)
Unrecognized actuarial (gain) loss	129,669	119,437	23,642	112	2,290	1,412
Unrecognized prior service cost	11,840	8,604	73,221	73,804	(3,328)	(1,042)
Unrecognized initial transition (gain) loss	(2,329)	(3,469)	—	—	—	—
Employer contributions from 10/1 to 12/31	480	351	2,038	927	—	—

Prepaid (accrued) benefit cost	$102,633	$116,049	$(46,230)	$(48,716)	$(23,842)	$(24,340)

Amounts recognized in the statement of financial position consist of:
Other assets and deferred charges	$126,171	$132,186	$—	$—	$—	$—
Other deferrals (principally compensation)	(29,562)	(16,128)	(89,792)	(86,497)	(23,842)	(24,340)
Intangible asset	141	370	43,529	37,593	—	—
Accumulated other comprehensive earnings (loss)	5,883	(379)	33	188	—	—

Net amount recognized at year end	$102,633	$116,049	$(46,230)	$(48,716)	$(23,842)	$(24,340)

Accumulated Benefit Obligations	$427,878	$308,240	$91,831	$87,425

Information for plans with accumulated benefit obligations in excess of plan assets:
ABO	$74,978	$42,050	$91,831	$87,425
PBO	81,066	43,697	145,131	123,559
Fair value of plan assets	52,543	24,698	—	—

DOVER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net Periodic Cost

	Defined Benefits			Supplemental Benefits			Post-Retirement Benefits
	2005	2004	2003	2005	2004	2003	2005	2004	2003
	(In thousands)

Expected return on plan assets	$(28,231)	$(29,415)	$(24,478)	$—	$—	$—	$—	$—	$—
Benefits earned during the year	11,937	11,133	9,298	5,488	3,939	3,113	326	640	374
Interest accrued on benefit obligation	18,664	19,022	16,366	7,378	5,985	4,785	1,242	1,755	1,567
Amortization of:
Prior service cost	1,121	1,126	982	5,984	3,766	3,080	(271)	338	(24)
Transition obligation	(1,087)	(1,125)	(1,013)	—	—	—	—	—	—
Recognized actuarial (gain) loss	5,327	3,784	797	9	8	5	80	18	(46)
Settlement and curtailments (gain) loss	84	—	60	—	—	—	(501)	(1,019)	—

Total net periodic benefit cost	$7,815	$4,525	$2,012	$18,859	$13,698	$10,983	$876	$1,732	$1,871

Assumptions

The weighted-average assumptions used in determining the benefit obligations were as follows:

	Defined Benefits		Supplemental Benefits		Post-Retirement Benefits
	2005	2004	2005	2004	2005	2004

Discount rate	5.40%	5.72%	5.50%	5.75%	5.50%	5.75%
Average wage increase	4.09%	3.92%	6.00%	6.00%	—	—
Ultimate medical trend rate	—	—	—	—	4.50%	5.50%

The weighted-average assumptions used in determining the net periodic cost were as follows:

	Defined Benefits			Supplemental Benefits			Post-Retirement Benefits
	2005	2004	2003	2005	2004	2003	2005	2004	2003

Discount rate	5.75%	6.00%	6.75%	5.75%	6.00%	6.75%	5.75%	6.00%	6.75%
Average wage increase	4.00%	4.00%	4.00%	6.00%	6.00%	6.75%	—	—	—
Expected return on plan assets	8.50%	8.50%	8.50%	—	—	—	—	—	—
Ultimate medical trend rate	—	—	—	—	—	—	5.50%	5.50%	6.00%

DOVER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Plan Assets

The actual and target weighted-average asset allocation for benefit plans was as follows:

	September	September	Current
	2005	2004	Target

Equity — domestic	41%	31%	35%
Equity — international	21%	24%	23%
Fixed income — domestic	30%	38%	35%
Real estate	7%	7%	7%
Other	1%	0%	0%

Total	100%	100%	100%

Estimated Future Benefit Payments

Estimated future benefit payments to retirees, which reflect expected future service, are as follows:

		Supplemental	Post-Retirement
	Defined Benefits	Benefits	Benefits
		(In thousands)

2006	$25,830	$15,390	$1,730
2007	28,463	5,904	1,744
2008	31,189	14,529	1,718
2009	29,401	14,925	1,735
2010	31,728	16,976	1,737
2011-2015	180,695	74,153	8,861

	Defined	Supplemental
	Benefit	Benefits
	(In thousands)

Contributions to be made to plan assets	$10,000	$—
Contributions to be made to plan participants	—	15,390

Pension cost for all defined contribution and defined benefit plans was $53.7 million for 2005, $39.3 million for 2004, and $28.4 million for 2003.

For post-retirement benefit measurement purposes, an 11% annual rate of increase in the per capita cost of covered benefits (i.e., health care cost trend rates) was assumed for 2006; the rates were assumed to decrease gradually to 4.50% by the year 2013 and remain at that level thereafter. The health care cost trend rate assumption can have an effect on the amounts reported. For example, increasing (decreasing) the assumed health care cost trend rates by one percentage point in each year would increase (decrease) the accumulated post-retirement benefit obligation as of December 31, 2005, by $1.4 million ($1.4 million) and the net post-retirement benefit cost for 2005 by approximately $0.1 million ($0.1 million).

The post-retirement benefit plans cover approximately 2,200 participants, approximately 825 of whom are eligible for medical benefits. The plans are closed to new entrants. The post-retirement benefit obligation amounts for 2005 and 2004 include approximately $6 million in obligations recorded in discontinued operations.

13.	Segment Data

On January 1, 2005, the Company realigned its segment structure from four to six segments. All years presented have been conformed to the current year presentation.

DOVER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Dover identifies its operating segments through the underlying management reporting structure related to its operating companies and through commonalities related to products, processes, distribution, and/or markets served. The Company’s segment structure allows the management of each segment to focus its attention on particular markets and provide oversight capacity to acquire additional businesses.

Dover’s six reportable segments are briefly described below:

Diversified builds sophisticated products for use in the defense, aerospace and automotive industries, heat transfer equipment, specialized bearings, construction and agricultural cabs, as well as color measurement and control systems for printing presses.

Electronics manufactures advanced micro-component products for the hearing aid and consumer electronics industries, quick disconnect couplings for a wide variety of biomedical and commercial applications, high frequency capacitors, microwave electro-magnetic switches, radio frequency and microwave filters, electromagnetic products, and frequency control/select components. In addition, this segment manufactures ATM hardware and software for retail and financial institutions and chemical proportioning and dispensing systems for the food service, health care, supermarket, industrial and other various markets.

Industries makes equipment and components for use in waste handling, bulk transport, automotive service, and construction equipment industries.

Resources manufactures products primarily for the automotive, fluid handling, petroleum, original equipment manufacturers (OEM), engineered components and chemical equipment industries.

Systems manufactures refrigeration systems, display cases, walk in coolers, food service cooking equipment and other products for the supermarket/restaurant industries. In addition, this segment manufactures can making equipment, automated machinery for corrugated board packaging and machinery used in meat and poultry packaging.

Technologies builds sophisticated automated assembly and testing equipment for the electronics industry, and industrial printers for coding and marking.

Selected information by geographic regions is presented below:

	Revenue			Long-Lived Assets
	For the Years Ended December 31,			At December 31,
	2005	2004	2003	2005	2004

United States	$3,456,662	$2,914,725	$2,366,569	$543,978	$484,287
Europe	1,131,326	1,005,760	806,136	178,163	198,318
Other Americas	521,675	406,284	324,814	32,605	25,092
Total Asia	822,190	789,221	596,369	61,546	18,953
Other	146,527	101,119	72,304	387	395

	$6,078,380	$5,217,109	$4,166,192	$816,679	$727,045

U.S. Exports	$1,240,698	$1,053,740	$863,868

Revenue is attributed to regions based on the location of the Company’s customer, which in some instances is an intermediary and not necessarily the end user. Long-lived assets are comprised of net property, plant and equipment.

The Company’s operating companies are based primarily in the United States of America and Europe. Dover’s businesses serve thousands of customers, none of which accounted for more than 10% of consolidated revenue. Accordingly, it is impracticable to provide revenue from external customers for each product and service sold by segment.

DOVER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Selected financial information by market segment is as follows:

	For the Years Ended December 31,
	2005	2004	2003
	(In thousands)

REVENUE
Diversified	$749,083	$602,447	$501,706
Electronics	621,569	473,779	367,671
Industries	847,345	773,440	646,301
Resources	1,579,312	1,287,587	937,336
Systems	705,377	619,434	619,498
Technologies	1,586,576	1,469,902	1,102,617
Intramarket eliminations	(10,882)	(9,480)	(8,937)

Total consolidated revenue	$6,078,380	$5,217,109	$4,166,192

EARNINGS FROM CONTINUING OPERATIONS
Segment Earnings:
Diversified	$87,290	$69,377	$53,427
Electronics	49,311	41,099	31,870
Industries	106,080	88,742	70,916
Resources	264,346	206,462	129,395
Systems	100,088	73,479	85,721
Technologies	163,663	159,586	82,644

Total segments	770,778	638,745	453,973
Corporate expense / other	(54,984)	(48,779)	(40,649)
Net interest expense	(72,206)	(61,315)	(62,270)

Earnings from continuing operations before provision for income taxes and discontinued operations	643,588	528,651	351,054
Provision for taxes	169,135	134,457	80,940

Earnings from continuing operations — total consolidated	$474,453	$394,194	$270,114

OPERATING MARGINS (pre-tax)
Segments:
Diversified	11.7%	11.5%	10.6%
Electronics	7.9%	8.7%	8.7%
Industries	12.5%	11.5%	11.0%
Resources	16.7%	16.0%	13.8%
Systems	14.2%	11.9%	13.8%
Technologies	10.3%	10.9%	7.5%
Earnings from continuing operations before provision for income taxes and discontinued operations	10.6%	10.1%	8.4%

DOVER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Selected financial information by market segment (continued):

TOTAL ASSETS AT DECEMBER 31:	2005	2004	2003
	(In thousands)

Diversified	$867,173	$904,591	$931,258
Electronics	1,581,677	625,131	498,288
Industries	661,185	762,182	798,847
Resources	1,530,211	1,488,067	1,145,405
Systems	605,217	680,609	660,812
Technologies	1,921,128	1,940,107	1,501,573
Corporate (principally cash and equivalents and marketable securities)	(678,528)	(880,081)	(819,852)

Total continuing assets	6,488,063	5,520,606	4,716,331
Assets from discontinued operations	84,969	242,241	395,257

Consolidated total	$6,573,032	$5,762,847	$5,111,588

	For the Years Ended December 31,
DEPRECIATION AND AMORTIZATION	2005	2004	2003
	(In thousands)

Diversified	$23,909	$23,765	$26,112
Electronics	35,457	23,200	20,832
Industries	11,985	13,879	15,271
Resources	49,171	45,088	35,179
Systems	10,040	11,835	12,786
Technologies	43,935	36,044	37,189
Corporate	1,222	1,178	1,007

Consolidated total	$175,719	$154,989	$148,376

CAPITAL EXPENDITURES
Diversified	$20,298	$16,357	$13,768
Electronics	33,440	17,777	12,789
Industries	10,751	10,380	9,979
Resources	37,887	26,484	15,437
Systems	12,426	6,784	12,214
Technologies	34,672	24,427	24,388
Corporate	2,639	320	1,549

Consolidated total	$152,113	$102,529	$90,124

DOVER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.	Quarterly Data (Unaudited)

			Earnings from Continuing Operations
				Per Share -	Per Share -
Quarter	Revenue	Gross Profit	Amount	Basic	Diluted	Net Earnings

2005
First	$1,383,249	$472,428	$96,226	$0.47	$0.47	$98,134
Second	1,525,361	524,077	121,005	0.60	0.59	173,202
Third	1,556,188	534,319	132,168	0.65	0.65	122,680
Fourth	1,613,582	548,533	125,054	0.62	0.61	116,126

	$6,078,380	$2,079,357	$474,453	2.34	2.32	$510,142

2004
First	$1,176,825	$411,301	$81,887	$0.40	$0.40	$83,113
Second	1,307,600	456,393	103,750	0.51	0.51	112,264
Third	1,377,131	470,590	112,261	0.55	0.55	120,264
Fourth	1,355,553	455,399	96,296	0.47	0.47	97,114

	$5,217,109	$1,793,683	$394,194	1.94	1.92	$412,755

All quarterly and full-year periods reflect the impact of certain operations that were discontinued. As a result, the quarterly data presented above will not agree to previously issued quarterly financial statements.

15.	Subsequent Event

On March 1, 2006, Dover closed the previously announced sale of Tranter PHE, which will generate gross cash proceeds of about $150 million, and an estimated after tax gain of approximately $85 million, all of which will be recognized in the first quarter of 2006.

DOVER CORPORATION

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 31, 2005, 2004, 2003 (In thousands)

	Balance at	Acquired by	Charged to			Balance at
	Beginning of	Purchase	Cost and	Accounts	Credit to	End of
	Year	or Merger	Expense	Written Off	Income	Year

Year Ended December 31, 2005 Allowance for Doubtful Accounts	$30,443	1,902	11,497	(4,841)	(6,460)	$32,541
Year Ended December 31, 2004 Allowance for Doubtful Accounts	$30,109	2,705	6,763	(5,517)	(3,617)	$30,443
Year Ended December 31, 2003 Allowance for Doubtful Accounts	$28,392	986	7,901	(5,742)	(1,428)	$30,109

	Balance at	Acquired by				Balance at
	Beginning of	Purchase				End of
	Year	or Merger	Additions	Reductions	Other	Year

Year Ended December 31, 2005
Deferred Tax Valuation Allowance	$52,177	22,637	4,478	(14,795)	(5,528)	$58,969
Year Ended December 31, 2004
Deferred Tax Valuation Allowance	$57,136	9,411	1,707	(21,896)	5,819	$52,177
Year Ended December 31, 2003
Deferred Tax Valuation Allowance	$36,460	—	20,518	(8,651)	8,809	$57,136

	Balance at	Acquired by	Charged to			Balance at
	Beginning of	Purchase	Cost and			End of
	Year	or Merger	Expense	Reductions	Other	Year

Year Ended December 31, 2005 Inventory Reserves	$110,504	4,392	38,340	(44,980)	(4,892)	$103,364
Year Ended December 31, 2004 Inventory Reserves	$105,868	12,663	20,734	(32,423)	3,662	$110,504
Year Ended December 31, 2003 Inventory Reserves	$122,717	4,521	18,635	(49,746)	9,741	$105,868

	Balance at	Acquired by	Charged to			Balance at
	Beginning of	Purchase	Cost and			End of
	Year	or Merger	Expense	Reductions	Other	Year

Year Ended December 31, 2005
Lifo Reserve	$39,266	—	3,308	—	—	$42,574
Year Ended December 31, 2004
Lifo Reserve	$27,948	—	11,318	—	—	$39,266
Year Ended December 31, 2003
Lifo Reserve	$29,018	—	(1,070)	—	—	$27,948

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act were effective as of December 31, 2005 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and (ii) accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. During the fourth quarter of 2005, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Inherent Limitations Over Internal Controls

The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that:

(i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Company’s assets;

(ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that the Company’s receipts and expenditures are being made only in accordance with authorizations of the Company’s management and directors; and

(iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Management’s report on the effectiveness of the Company’s internal control over financial reporting is included in Item 8 of this Form 10-K.

Management, including the Company’s Chief Executive Officer and Chief Financial Officer, does not expect that the Company’s internal controls will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of internal controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Also, any evaluation of the effectiveness of controls in future periods is subject to the risk that those internal controls may become inadequate because of changes in business conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors and Executive Officers of the Registrant

The information with respect to the directors of the Company required to be included pursuant to this Item 10 is included under the caption “1. Election of Directors” in the 2006 Proxy Statement relating to the 2006 Annual Meeting of Stockholders filed with the Securities and Exchange Commission pursuant to Rule 14a-6 under the Exchange Act of 1934, and is incorporated in this Item 10 by reference. The information with respect to the executive officers of the Company required to be included pursuant to this Item 10 is included under the caption “Executive Officers of the Registrant” in Part I of this Annual Report on Form 10-K and is incorporated in this Item 10 by reference.

The information with respect to Section 16(a) reporting compliance required to be included in this Item 10 is included under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2006 Proxy Statement and is incorporated in this Item 10 by reference.

The Company has adopted a code of ethics that applies to its chief executive officer and senior financial officers. A copy of this code of ethics can be found on the Company’s website at www.dovercorporation.com. In the event of any amendment to, or waiver from, the code of ethics, the Company will publicly disclose the amendment or waiver by posting the information on its website.

Item 11.	Executive Compensation

The information with respect to executive compensation required to be included pursuant to this Item 11 is included under the caption “Executive Compensation” in the 2006 Proxy Statement and is incorporated in this Item 11 by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information regarding security ownership of certain beneficial owners and management that is required to be included pursuant to this Item 12 is included under the caption “Security Ownership of Certain Beneficial Owners and Management” in the 2006 Proxy Statement and is incorporated in this Item 12 by reference.

EQUITY COMPENSATION PLANS

The Equity Compensation Plan Table below presents information regarding the Company’s equity compensation plans at December 31, 2005:

(c)
Number of Securities
	(a)	(b)	Remaining Available
	Number of Securities	Weighted-Average	for Future Issuance
	to be Issued upon	Exercise Price of	Under Equity
	Exercise of	Outstanding	Compensation Plans
	Outstanding Options,	Options, Warrants	(Excluding Securities
Plan Category	Warrants and Rights	and Rights	Reflected in Column (a))

Equity compensation plans approved by stockholders	13,598,833	$34.61	17,474,264
Equity compensation plans not approved by stockholders	—	—	—
Total	13,598,833	$34.61	17,474,264

The Company has three compensation plans under which equity securities of the Company have been authorized for issuance and have been issued to employees and to non-employee directors. These plans are described below. The table above does not reflect shares eligible for issuance under the 1996 Non-Employee Directors’ Stock Compensation Plan, which does not specify a maximum number of shares issuable under it.

The 1995 Incentive Stock Option Plan and 1995 Cash Performance Program

The Company’s 1995 Incentive Stock Option Plan and 1995 Cash Performance Program (the “1995 Plan”), adopted in 1995 (replacing the 1984 Plan which expired in January 1995), provided for stock options, restricted stock awards and cash performance awards. The 1995 Plan expired in January 2005, but Column A of the table above includes options that remain outstanding under it.

The 1995 Plan was intended to promote the medium-term and long-term success of Dover by providing salaried officers and other key employees of Dover and its subsidiaries with medium-range and long-range inducements to remain with Dover and to encourage them to increase their efforts to make Dover successful. Options granted under the 1995 Plan were all designated as non-qualified stock options.

The exercise price of options is the fair market value on the date of grant as determined in good faith by the Compensation Committee. Options granted under this plan may not be sold, transferred, hypothecated, pledged or otherwise disposed of by any of the holders except by will or by the laws of descent and distribution except that a holder may transfer any non-qualified option granted under this plan to members of the holder’s immediate family, or to one or more trusts for the benefit of such family members provided that the holder does not receive any consideration for the transfer.

The information above summarizes the material aspects of the 1995 Plan. The rights and obligations of participants are determined by the provisions of the plan document itself.

The 2005 Equity and Cash Incentive Plan

The Company’s 2005 Equity and Cash Incentive Plan (the “2005 Plan”) was approved by the shareholders of the Company on April 20, 2004. The 2005 Plan became effective on February 1, 2005, and replaced the 1995 Plan, which expired on January 30, 2005, and is intended to allow the Company to continue to provide to key personnel the types of rewards available under the 1995 Plan. Participation in the 2005 Plan is limited to a group of salaried officers and other key employees of Dover and its subsidiaries who are in a position to affect materially the profitability and growth of the Company and its subsidiaries and on whom major responsibility rests for the present and future success of the Company. The Board of Directors and management believe that the 2005 Plan will provide these key employees with medium-range and long-range inducements to remain with Dover and to encourage them to increase their efforts to make Dover and its subsidiaries successful. The 2005 Plan provides for stock option grants, grants of stock appreciation rights settled in stock (“SSARs”) and restricted stock and cash incentive awards. Options granted under the 2005 Plan may be either non-qualified stock options or incentive stock options within the meaning of Section 422 of the Internal Revenue Code. Options and SSARs will have a term not exceeding ten years and will become exercisable after not less than three years. The option and SSAR exercise price will be fixed by the Compensation Committee and may be equal to or more than (but not less than) the “fair market value” of a share of Dover common stock on the date the option or SSAR is granted. No single recipient may be granted options or SSARs for more than 600,000 shares in any year. Stock options are not transferable except by will or by the laws of descent and distribution, except for non-qualified options which may be transferred to members of the holder’s immediate family (or a trust for the benefit of one or more of such family members), but such transferred options cannot be further transferred by the transferee during the transferee’s lifetime. SSARs are non-transferable except by will or by the laws of descent and distribution.

The information above summarizes material aspects of the 2005 Plan. The rights and obligations of participants are determined by the provisions of the plan document itself.

The 1996 Non-Employee Directors’ Stock Compensation Plan

The Dover Corporation 1996 Non-Employee Directors’ Stock Compensation Plan (the “Directors’ Plan”) provides the majority of the compensation to non-employee directors of the Company for their service as directors. Under the Directors’ Plan, Directors receive annual compensation in an amount set by the Board, payable partly in cash and partly in Dover’s common stock, subject to adjustment by the Board of Directors of the compensation amount and allocation, and the Directors’ Plan’s limitations on the maximum number of shares that may be granted to any Director in any year (10,000). Annual compensation for 2004 was $90,000, payable 25% in cash and 75% in common stock, and was paid by $22,500 in cash and 1,628 shares, based on the fair market value of common stock on November 15, 2004. On November 4, 2004, the Board of Directors approved the recommendations of its Compensation Committee to (1) increase the annual compensation of non-employee directors from $90,000 to $120,000, effective January 1, 2005, and (2) decrease the percentage of such compensation paid in stock from 75% to 60%, with a corresponding increase in the amount of such compensation paid in cash from 25% to 40%. Annual compensation for 2005 was $120,000, payable 40% in cash and 60% in common stock, and was paid by $48,000 in cash and 1,800 shares, based on the fair market value of Dover’s common stock on November 15, 2005. If any Director serves for less than a full calendar year, the Compensation Committee will prorate the Director’s compensation for the year (including the number of shares to be granted) as the Committee deems appropriate. The shares granted under the Directors’ Plan may be treasury shares or newly issued shares, but in either case they will be listed on the New York Stock Exchange.

The information above summarizes the material aspects of the Directors’ Plan. The rights and obligations of participants are determined by the provisions of the plan document itself.

Item 13.	Certain Relationships and Related Transactions

The information with respect to any reportable transaction, business relationship or indebtedness between the Company and the beneficial owners of more than 5% of the Common Stock, the directors or nominees for director of the Company, the executive officers of the Company or the members of the immediate families of such individuals that are required to be included pursuant to this Item 13 is included under the caption “1. Election of Directors — Directors’ Compensation” in the 2006 Proxy Statement and is incorporated in this Item 13 by reference.

Item 14.	Principal Accountant Fees and Services

The information set forth under the caption “Relationship with Independent Registered Public Accounting Firm” in the 2006 Proxy Statement is incorporated in this Item 14 by reference.

The information with respect to audit committee pre-approval policies and procedures required to be included pursuant to this Item 14 is included under the caption “Pre-Approval of Services by Independent Registered Public Accounting Firm” in the 2006 Proxy Statement and is incorporated in this Item 14 by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)(1) Financial Statements

Financial Statements covered by the Report of Independent Registered Public Accounting Firm:

(A) Consolidated Statements of Operations for the years ended December 31, 2005, 2004 and 2003.

(B) Consolidated Balance Sheets as of December 31, 2005 and 2004.

(C) Consolidated Statements of Stockholders’ Equity and Comprehensive Earnings for the years ended December 31, 2005, 2004, and 2003.

(D) Consolidated Statements of Cash Flows for the years ended December 31, 2005, 2004 and 2003.

(E) Notes to consolidated financial statements.

(2) Financial Statement Schedule

The following financial statement schedule is included in Item No. 8 of this report on Form 10-K:

Schedule II — Valuation and Qualifying Accounts

All other schedules are not required and have been omitted.

(3) Not covered by the Report of Independent Registered Public Accounting Firm:

Quarterly financial data (unaudited)

(4) See (b) below.

(b) Exhibits:

(3	)(i)(a)	Restated Certificate of Incorporation, filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the Period Ended June 30, 1998 (SEC File No. 001-04018), is incorporated by reference.
(3	)(i)(b)	Certificate of Correction to the Restated Certificate of Incorporation dated as of January 24, 2003, filed as Exhibit 3(i) to the Company’s Current Report on Form 8-K filed February 28, 2003 (SEC File No. 001-04018), is incorporated by reference.
(3	)(ii)	By-Laws of the Company, filed as Exhibit 3(ii) to the Company’s Quarterly Report on Form 10-Q for the Period Ended September 30, 2004 (SEC File No. 001-04018), are incorporated by reference.
(4.1)		Amended and Restated Rights Agreement, dated as of November 15, 1996, between Dover Corporation and Harris Trust Company of New York, filed as Exhibit 1 to Form 8-A/A dated November 15, 1996 (SEC File No. 001-04018), is incorporated by reference.
(4.2)		Indenture, dated as of June 8, 1998 between Dover Corporation and The First National Bank Chicago, as Trustee, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed June 12, 1998 (SEC File No. 001-04018), is incorporated by reference.
(4.3)		Form of 6.25% Notes due June 1, 2008 ($150,000,000 aggregate principal amount), filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K filed June 12, 1998 (SEC File No. 001-04018), is incorporated by reference.
(4.4)		Form of 6.65% Debentures due June 1, 2028 ($200,000,000 aggregate principal amount), filed as Exhibit 4.4 to the Company’s Current Report on Form 8-K filed June 12, 1998 (SEC File No. 001-04018), is incorporated by reference.
(4.5)		Form of 6.50% Notes due February 15, 2011 ($400,000,000 aggregate principal amount), filed as Exhibit 4.3 to the Company’s current report on Form 8-K filed February 12, 2001 (SEC File No. 001-04018), is incorporated by reference.
(4.6)		Indenture, dated as of February 8, 2001 between the Company and BankOne Trust Company, N.A., as trustee, filed as Exhibit 4.1 to the Company’s current report on Form 8-K filed February 12, 2001 (SEC File No. 001-04018), is incorporated by reference.
(4.7)		First Supplemental Indenture among Dover Corporation, J.P. Morgan Trust Company, National Association, as original trustee, and The Bank of New York, as Trustee, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed October 12, 2005 (SEC File No. 001-04018) is incorporated by reference.
(4.8)		Form of 4.875% Notes due October 15, 2015 ($300,000,000 aggregate principal amount), filed as exhibit 4.2 to the Company’s Current Report on Form 8-K filed October 12, 2005 (SEC File No. 001-04018) is incorporated by reference.
(4.9)		Form of 5.375% Debentures due October 15, 2035 ($300,000,000 aggregate principal amount), filed as exhibit 4.3 to the Company’s Current Report on Form 8-K filed October 12, 2005 (SEC File No. 001-04018) is incorporated by reference. The Company agrees to furnish to the Securities and Exchange Commission upon request, a copy of any instrument with respect to long-term debt under which the total amount of securities authorized does not exceed 10 percent of the total consolidated assets of the Company.
(10.1)		Employee Savings and Investment Plan, filed as Exhibit 99 to Registration Statement on Form S-8 (SEC File No. 33-01419), is incorporated by reference.*
(10.2)		Amended and Restated 1996 Non-Employee Directors’ Stock Compensation Plan (Revised through January 1, 2005) filed as Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 (SEC File No. 001-04018) is incorporated by reference.*
(10.3)		Executive Officer Annual Incentive Plan, included as Exhibit A to the Proxy Statement, dated March 17, 2003 (SEC File No. 001-04018), is incorporated by reference.*
(10.4)		Form of Executive Severance Agreement, filed as Exhibit 10.6 to Annual Report on Form 10-K for year ended December 31, 1998 (SEC File No. 001-04018), is incorporated by reference.*

(10.5)	1995 Incentive Stock Option Plan and 1995 Cash Performance Program, as amended as of January 1, 2006.*
(10.6)	Deferred Compensation Plan, as amended as of December 31, 2001, filed as Exhibit 10 to the Company’s Current Report on Form 8-K filed February 28, 2002 (SEC File No. 001-04018), is incorporated by reference.*
(10.7)	2005 Equity and Cash Incentive Plan, as amended as of January 1, 2006.*
(10.8)	Form of award grant letters for stock option and cash performance grants made under 2005 Equity and Cash Incentive Plan, filed as Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the ended December 31, 2004, (SEC File No. 001-04018), is incorporated by reference.*
(10.9)	Form of award grant letter for SSARs grants made under the 2005 Equity and Cash Incentive Plan.*
(10.10)	Five-year Credit Agreement dated as of October 26, 2005 by and among Dover Corporation, the Lenders listed therein, the Borrowing Subsidiaries party thereto, J.P. Morgan Chase Bank, N.A. as Administrative Agent, Deutsche Bank Securities Inc. as Syndication Agent, and Bank of America, N.A., The Royal Bank of Scotland plc and Wachovia Bank, National Association as Documented Agents, filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed October 26, 2005 (SEC File No. 001-04018), is incorporated by reference.
(10.11)	Supplemental Executive Retirement Plan (Revised through October 13, 2004) filed as exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 (SEC File No. 001-04018), is incorporated by reference.*
(10.12)	Stock Purchase Agreement dated as of August 21, 2005, by and among Knowles Electronics Holdings, Inc., Key Acquisition, L.L.C., the Other Stockholders of Knowles Electronics Holdings, Inc., Dover Electronics, Inc. and Dover Corporation, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 3, 2005 (SEC File No. 001-04018), is incorporated by reference.
(10.13)	Summary of amendments to the Deferred Compensation Plan and Supplemental Executive Retirement Plan generally effective as of January 1, 2005.
(14)	Dover Corporation Code of Ethics for Chief Executive Officer and Senior Financial Officers, filed as Exhibit 14 to the Company’s Annual Report on Form 10-K for year ended December 31, 2003 (SEC File No. 001-04018), is incorporated by reference.
(18)	Letter of Preferability regarding a change in accounting principle, filed as Exhibit 18 to the Company’s Annual Report on Form 10-K for year ended December 31, 2003 (SEC File No. 001-04018) is incorporated by reference.
(21)	Subsidiaries of Dover.
(23.1)	Consent of Independent Registered Public Accounting Firm.
(24)	Power of Attorney (included in signature page).
(31.1)	Certification pursuant to Rule 13a-14 of the Securities and Exchange Act of 1934, as amended, signed and dated by Robert G. Kuhbach.
(31.2)	Certification pursuant to Rule 13a-14 of the Securities and Exchange Act of 1934, as amended, signed and dated by Ronald L. Hoffman.
(32)	Certification pursuant to 18 U.S.C. Section 1350, signed and dated by Robert G. Kuhbach and Ronald L. Hoffman.

*	Executive compensation plan or arrangement.

(d)	Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned thereunto duly authorized.

Dover Corporation

By:	/s/ Ronald L. Hoffman
Ronald L. Hoffman
President and Chief Executive Officer

Date: March 7, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated. Each of the undersigned, being a director or officer of Dover Corporation (the “Company”), hereby constitutes and appoints Ronald L. Hoffman, Robert G. Kuhbach and Joseph W. Schmidt, and each of them (with full power to each of them to act alone), his or her true and lawful attorney-in-fact and agent for him or her and in his or her name, place and stead in any and all capacities, to sign the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 under the Securities Exchange Act of 1934, as amended, and any and all amendments thereto, and to file the same with all exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission and any other appropriate authority, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing required and necessary to be done in and about the premises in order to effectuate the same as fully to all intents and purposes as he or she might or could do if personally present, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, may lawfully do or cause to be done by virtue hereof.

Signature	Title	Date

/s/ Thomas L. Reece Thomas L. Reece	Chairman, Board of Directors	March 7, 2006

/s/ Ronald L. Hoffman Ronald L. Hoffman	Chief Executive Officer, President and Director (Principal Executive Officer)	March 7, 2006

/s/ Robert G. Kuhbach Robert G. Kuhbach	Vice President, Finance and Chief Financial Officer (Principal Financial Officer)	March 7, 2006

/s/ Raymond T. McKay, Jr. Raymond T. McKay, Jr.	Vice President, Controller (Principal Accounting Officer)	March 7, 2006

/s/ David H. Benson David H. Benson	Director	March 7, 2006

/s/ Robert W. Cremin Robert W. Cremin	Director	March 7, 2006

Signature	Title	Date

/s/ Jean-Pierre M. Ergas Jean-Pierre M. Ergas	Director	March 7, 2006

/s/ Kristiane C. Graham Kristiane C. Graham	Director	March 7, 2006

/s/ James L. Koley James L. Koley	Director	March 7, 2006

/s/ Richard K. Lochridge Richard K. Lochridge	Director	March 7, 2006

/s/ Bernard G. Rethore Bernard G. Rethore	Director	March 7, 2006

/s/ Michael B. Stubbs Michael B. Stubbs	Director	March 7, 2006

/s/ Mary A. Winston Mary A. Winston	Director	March 7, 2006

EXHIBIT INDEX

(3)(i)(a)	Restated Certificate of Incorporation, filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the Period Ended June 30, 1998 (SEC File No. 001-04018), is incorporated by reference.
(3)(i)(b)	Certificate of Correction to the Restated Certificate of Incorporation dated as of January 24, 2003, filed as Exhibit 3(i) to the Company’s Current Report on Form 8-K filed February 28, 2003 (SEC File No. 001-04018), is incorporated by reference.
(3)(ii)	By-Laws of the Company, filed as Exhibit 3(ii) to the Company’s Quarterly Report on Form 10-Q for the Period Ended September 30, 2004 (SEC File No. 001-04018), are incorporated by reference.
(4.1)	Amended and Restated Rights Agreement, dated as of November 15, 1996, between Dover Corporation and Harris Trust Company of New York, filed as Exhibit 1 to Form 8-A/A dated November 15, 1996 (SEC File No. 001-04018), is incorporated by reference.
(4.2)	Indenture, dated as of June 8, 1998 between Dover Corporation and The First National Bank Chicago, as Trustee, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed June 12, 1998 (SEC File No. 001-04018), is incorporated by reference.
(4.3)	Form of 6.25% Notes due June 1, 2008 ($150,000,000 aggregate principal amount), filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K filed June 12, 1998 (SEC File No. 001-04018), is incorporated by reference.
(4.4)	Form of 6.65% Debentures due June 1, 2028 ($200,000,000 aggregate principal amount), filed as Exhibit 4.4 to the Company’s Current Report on Form 8-K filed June 12, 1998 (SEC File No. 001-04018), is incorporated by reference.
(4.5)	Form of 6.50% Notes due February 15, 2011 ($400,000,000 aggregate principal amount), filed as Exhibit 4.3 to the Company’s current report on Form 8-K filed February 12, 2001 (SEC File No. 001-04018), is incorporated by reference.
(4.6)	Indenture, dated as of February 8, 2001 between the Company and BankOne Trust Company, N.A., as trustee, filed as Exhibit 4.1 to the Company’s current report on Form 8-K filed February 12, 2001 (SEC File No. 001-04018), is incorporated by reference.
(4.7)	First Supplemental Indenture among Dover Corporation, J.P. Morgan Trust Company, National Association, as original trustee, and The Bank of New York, as Trustee, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed October 12, 2005 (SEC File No. 001-04018) is incorporated by reference.
(4.8)	Form of 4.875% Notes due October 15, 2015 ($300,000,000 aggregate principal amount), filed as exhibit 4.2 to the Company’s Current Report on Form 8-K filed October 12, 2005 (SEC File No. 001-04018) is incorporated by reference.
(4.9)	Form of 5.375% Debentures due October 15, 2035 ($300,000,000 aggregate principal amount), filed as exhibit 4.3 to the Company’s Current Report on Form 8-K filed October 12, 2005 (SEC File No. 001-04018) is incorporated by reference. The Company agrees to furnish to the Securities and Exchange Commission upon request, a copy of any instrument with respect to long-term debt under which the total amount of securities authorized does not exceed 10 percent of the total consolidated assets of the Company.
(10.1)	Employee Savings and Investment Plan, filed as Exhibit 99 to Registration Statement on Form S-8 (SEC File No. 33-01419), is incorporated by reference.*
(10.2)	Amended and Restated 1996 Non-Employee Directors’ Stock Compensation Plan (Revised through January 1, 2005) filed as Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 (SEC File No. 001-04018) is incorporated by reference.*
(10.3)	Executive Officer Annual Incentive Plan, included as Exhibit A to the Proxy Statement, dated March 17, 2003 (SEC File No. 001-04018), is incorporated by reference.*
(10.4)	Form of Executive Severance Agreement, filed as Exhibit 10.6 to Annual Report on Form 10-K for year ended December 31, 1998 (SEC File No. 001-04018), is incorporated by reference.*
(10.5)	1995 Incentive Stock Option Plan and 1995 Cash Performance Program, as amended as of January 1, 2006.*
(10.6)	Deferred Compensation Plan, as amended as of December 31, 2001, filed as Exhibit 10 to the Company’s Current Report on Form 8-K filed February 28, 2002 (SEC File No. 001-04018), is incorporated by reference.*
(10.7)	2005 Equity and Cash Incentive Plan, as amended as of January 1, 2006.*

(10.8)	Form of award grant letters for stock option and cash performance grants made under 2005 Equity and Cash Incentive Plan, filed as Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the ended December 31, 2004, (SEC File No. 001-04018), is incorporated by reference.*
(10.9)	Form of award grant letter for SSARs grants made under the 2005 Equity and Cash Incentive Plan.*
(10.10)	Five-year Credit Agreement dated as of October 26, 2005 by and among Dover Corporation, the Lenders listed therein, the Borrowing Subsidiaries party thereto, J.P. Morgan Chase Bank, N.A as Administrative Agent, Deutsche Bank Securities Inc. as Syndication Agent, and Bank of America, N.A., The Royal Bank of Scotland plc and Wachovia Bank, National Association as Documented Agents, filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed October 26, 2005 (SEC File No. 001-04018), is incorporated by reference.
(10.11)	Supplemental Executive Retirement Plan (Revised through October 13, 2004) filed as exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 (SEC File No. 001-04018), is incorporated by reference.*
(10.12)	Stock Purchase Agreement dated as of August 21, 2005, by and among Knowles Electronics Holdings, Inc., Key Acquisition, L.L.C., the Other Stockholders of Knowles Electronics Holdings, Inc., Dover Electronics, Inc. and Dover Corporation, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 3, 2005 (SEC File No. 001-04018), is incorporated by reference.
(10.13)	Summary of amendments to the Deferred Compensation Plan and Supplemental Executive Retirement Plan generally effective as of January 1, 2005.
(14)	Dover Corporation Code of Ethics for Chief Executive Officer and Senior Financial Officers, filed as Exhibit 14 to the Company’s Annual Report on Form 10-K for year ended December 31, 2003 (SEC File No. 001-04018), is incorporated by reference.
(18)	Letter of Preferability regarding a change in accounting principle, filed as Exhibit 18 to the Company’s Annual Report on Form 10-K for year ended December 31, 2003 (SEC File No. 001-04018) is incorporated by reference.
(21)	Subsidiaries of Dover.
(23.1)	Consent of Independent Registered Public Accounting Firm.
(24)	Power of Attorney (included in signature page).
(31.1)	Certification pursuant to Rule 13a-14 of the Securities and Exchange Act of 1934, as amended, signed and dated by Robert G. Kuhbach.
(31.2)	Certification pursuant to Rule 13a-14 of the Securities and Exchange Act of 1934, as amended, signed and dated by Ronald L. Hoffman.
(32)	Certification pursuant to 18 U.S.C. Section 1350, signed and dated by Robert G. Kuhbach and Ronald L. Hoffman.

*	Executive compensation plan or arrangement.

(d)	Not applicable.