Form 10-Q
period 2006-03-31
DOVER CORP
filed 2006-04-27
CIK 29905

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT
PURSUANT TO SECTION 13 or 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
Commission File Number: 1-4018
Dover Corporation
(Exact name of registrant as specified in its charter)

Delaware	53-0257888
(State of Incorporation)	(I.R.S. Employer Identification No.)

280 Park Avenue, New York, NY	10017
(Address of principal executive offices)	(Zip Code)
(212) 922-1640
(Registrant’s telephone number)
Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definitions of “accelerated filer” and “large accelerated filer” in Rule 12-b-2 of the Securities and Exchange Act. Large accelerated filer ☑ Accelerated filer ☐ Non-accelerated filer ☐
Indicate by checkmark whether the registrant is a shell company (as defined by Rule 12b-2 of the Securities Exchange Act). Yes ☐ No ☑
The number of shares outstanding of the Registrant’s common stock as of April 18, 2006 was 203,890,983.

Dover Corporation
Form 10-Q

PART I — FINANCIAL INFORMATION
EX-10.1: FIRST AMENDMENT IN RESPECT OF THE FIVE-YEAR CREDIT AGREEMENT
EX-31.1: CERTIFICATION
EX-31.2: CERTIFICATION
EX-32: CERTIFICATION

Page	Item
Item 1. Financial Statements (unaudited)

1	Condensed Consolidated Statements of Operations
(Three months ended March 31, 2006 and 2005)

2	Condensed Consolidated Balance Sheets
(At March 31, 2006 and December 31, 2005)

2	Condensed Consolidated Statement of Stockholders’ Equity
(For the three months ended March 31, 2006)

3	Condensed Consolidated Statements of Cash Flows
(For the three months ended March 31, 2006 and 2005)

4	Notes to Condensed Consolidated Financial Statements

14	Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

21	Item 3. Quantitative and Qualitative Disclosures About Market Risk

21	Item 4. Controls and Procedures

PART II — OTHER INFORMATION

Page	Item
22	Item 1. Legal Proceedings
22	Item 1A. Risk Factors
22	Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
22	Item 3. Defaults Upon Senior Securities
23	Item 4. Submission of Matters to a Vote of Security Holders
23	Item 5. Other Information
23	Item 6. Exhibits
24	Signatures
25	Exhibit Index
(All other schedules are not required and have been omitted)

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
DOVER CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited) (in thousands, except per share figures)

	Three Months Ended March 31,
	2006	2005
Revenue	$1,668,362	$1,367,755
Cost of goods and services	1,078,647	901,015

Gross profit	589,715	466,740
Selling and administrative expenses	373,559	327,222

Operating earnings	216,156	139,518

Interest expense, net	21,465	16,118
Other expense (income), net	3,060	(4,240)

Total interest/other expense, net	(24,525)	(11,878)

Earnings before provision for income taxes and discontinued operations	191,631	127,640
Provision for income taxes	58,121	32,219

Earnings from continuing operations	133,510	95,421

Earnings from discontinued operations, net of tax	70,318	2,713

Net earnings	$203,828	$98,134

Basic earnings per common share:
Earnings from continuing operations	$0.66	$0.47
Earnings from discontinued operations	0.35	0.01
Net earnings	1.00	0.48

Weighted average shares outstanding	203,316	203,650

Diluted earnings per common share:
Earnings from continuing operations	$0.65	$0.47
Earnings from discontinued operations	0.34	0.01
Net earnings	0.99	0.48

Weighted average shares outstanding	204,960	204,904

Dividends paid per common share	$0.17	$0.16

The following table is a reconciliation of the share amounts used in computing earnings per share:

	Three Months Ended March 31,
	2006	2005
Weighted average shares outstanding — Basic	203,316	203,650
Dilutive effect of assumed exercise of employee stock options and stock settled appreciation rights	1,644	1,254

Weighted average shares outstanding — Diluted	204,960	204,904

Anti-dilutive shares excluded from diluted EPS computation	6,193	4,635
See Notes to Condensed Consolidated Financial Statements

1 of 25

DOVER CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited) (in thousands)

	At March 31, 2006	At December 31, 2005
Assets
Current assets:
Cash and equivalents	$290,347	$190,962
Receivables, net	1,066,922	992,607
Inventories, net	705,672	675,575
Prepaid and other current assets	67,174	56,981
Deferred tax asset	58,976	52,353

Total current assets	2,189,091	1,968,478

Property, plant and equipment, net	811,077	807,988
Goodwill	2,690,713	2,696,556
Intangible assets, net	761,134	730,461
Other assets and deferred charges	247,862	246,067
Assets of discontinued operations	54,217	130,891

Total assets	$6,754,094	$6,580,441

Liabilities
Current liabilities:
Notes payable and current maturities of long-term debt	$78,482	$194,162
Accounts payable	433,269	376,121
Accrued compensation and employee benefits	186,933	237,629
Accrued insurance	120,172	113,993
Other accrued expenses	181,435	180,252
Federal and other taxes on income	169,286	121,181

Total current liabilities	1,169,577	1,223,338

Long-term debt	1,343,794	1,344,173
Deferred income taxes	365,084	359,345
Other deferrals (principally compensation)	253,313	254,251
Liabilities of discontinued operations	72,520	69,811
Commitments and contingent liabilities

Stockholders’ Equity
Total stockholders’ equity	3,549,806	3,329,523

Total liabilities and stockholders’ equity	$6,754,094	$6,580,441

DOVER CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (unaudited) (in thousands)

			Accumulated
	Common	Additional	Other			Total
	Stock	Paid-In	Comprehensive	Retained	Treasury	Stockholders’
	$1 Par Value	Capital	Earnings (Loss)	Earnings	Stock	Equity
Balance at December 31, 2005	$239,796	$122,181	$57,778	$4,004,944	$(1,095,176)	$3,329,523
Net earnings	—	—	—	203,828	—	203,828
Dividends paid	—	—	—	(34,579)	—	(34,579)
Common stock issued for options exercised	1,164	34,289	—	—	—	35,453
Stock-based compensation expense	—	8,161	—	—	—	8,161
Tax benefit from exercises of stock options	—	6,847	—	—	—	6,847
Common stock issued, net of cancellations	—	—	—	—	—	—
Common stock acquired	—	—	—	—	(9,413)	(9,413)
Translation of foreign financial statements	—	—	10,107	—	—	10,107
Other, net of tax	—	—	(121)	—	—	(121)

Balance at March 31, 2006	$240,960	$171,478	$67,764	$4,174,193	$(1,104,589)	$3,549,806

Preferred Stock, $100 par value per share. 100,000 shares authorized; none issued.
See Notes to Condensed Consolidated Financial Statements

2 of 25

DOVER CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited) (in thousands)

	Three Months Ended March 31,
	2006	2005
Operating Activities of Continuing Operations

Net earnings	$203,828	$98,134

Adjustments to reconcile net earnings to net cash from operating activities:
Earnings from discontinued operations	(70,318)	(2,713)
Depreciation and amortization	52,173	40,476
Stock-based compensation	7,786	—
Changes in current assets and liabilities (excluding effects of acquisitions, dispositions and foreign exchange):
Increase in accounts receivable	(65,170)	(55,797)
Increase in inventories	(27,310)	(27,616)
Increase in prepaid expenses and other assets	(5,153)	(4,137)
Increase in accounts payable	35,208	35,393
Decrease in accrued expenses	(45,923)	(38,515)
Increase in accrued and deferred taxes	40,162	11,614
Other non-current, net	(12,588)	(22,493)

Net cash provided by operating activities of continuing operations	112,695	34,346

Investing Activities of Continuing Operations
Proceeds from the sale of property and equipment	5,124	1,090
Additions to property, plant and equipment	(39,162)	(26,140)
Proceeds from sales of discontinued businesses	153,429	—
Acquisitions (net of cash and cash equivalents acquired)	(13,860)	(100,668)

Net cash provided by (used in) investing activities of continuing operations	105,531	(125,718)

Financing Activities of Continuing Operations
Increase (decrease) in debt, net	(115,998)	178,193
Purchase of treasury stock	(9,413)	(5,080)
Proceeds from exercise of stock options, including tax benefits	42,300	7,865
Dividends to stockholders	(34,579)	(32,592)

Net cash provided by (used in) financing activities of continuing operations	(117,690)	148,386

Cash Flows From Discontinued Operations (revised, see note 1)
Net cash provided by (used in) operating activities of discontinued operations	(1,687)	7,415
Net cash used in investing activities of discontinued operations	(366)	(1,680)

Net cash provided by (used in) discontinued operations	(2,053)	5,735

Effect of exchange rate changes on cash	902	(8,744)

Net increase in cash and cash equivalents	99,385	54,005
Cash and cash equivalents at beginning of period	190,962	328,537

Cash and cash equivalents at end of period	$290,347	$382,542

See Notes to Condensed Consolidated Financial Statements

3 of 25

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements, in accordance with Securities and Exchange Commission (“SEC”) rules for interim periods, do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements and should be read in conjunction with the Dover Corporation (“Dover” or the “Company”) Annual Report on Form 10-K for the year ended December 31, 2005, which provides a more complete understanding of Dover’s accounting policies, financial position, operating results, business properties and other matters. It is the opinion of management that these financial statements reflect all adjustments necessary for a fair presentation of the interim results. The results of operations of any interim period are not necessarily indicative of the results of operations for the full year.
The Company has revised its 2005 statement of cash flows to separately disclose the operating and investing portions of the cash flows attributable to discontinued operations. These amounts were previously reported on a combined basis.
On January 1, 2006, the Company adopted Statement of Financial Accounting Standard (“SFAS”) No. 123 (revised 2004), “Share-Based Payment,” (“SFAS No. 123(R)”).
Certain prior period amounts have been reclassified to conform to the current period presentation.
2. New Accounting Pronouncement — Stock-Based Compensation
2005 Equity and Cash Incentive Plan
On April 20, 2004, the stockholders approved the Dover Corporation 2005 Equity and Cash Incentive Plan (the “2005 Plan”) to replace the 1995 Incentive Stock Option Plan and 1995 Cash Performance Program (the “1995 Plan”). Under the 2005 Plan, a maximum aggregate of 20 million shares are reserved for grants (non-qualified and incentive stock options, stock settled appreciation rights (“SSARs”), and restricted stock) to key personnel between February 1, 2005 and January 31, 2015, provided that no incentive stock options shall be granted under the plan after February 11, 2014 and a maximum of one million shares may be granted as restricted stock. The exercise price of options and SSARs may not be less than the fair market value of the stock at the time the awards are granted. The period during which these options and SSARs are exercisable is fixed by the Company’s Compensation Committee at the time of grant, but generally may not commence sooner than three years after the date of grant, and may not exceed ten years from the date of grant. All stock options or SSARs that have been issued under the 1995 Plan or the 2005 Plan vest after three years of service and expire at the end of ten years. New common shares are issued when options or SSARs are exercised.
In the first quarter of 2006, the Company issued 1,886,989 SSARs under the 2005 Plan. No stock options were issued in 2006 and the Company does not anticipate issuing stock options in the future.
New Accounting Pronouncement — SFAS No. 123(R)
Prior to January 1, 2006, Dover accounted for stock-based compensation in accordance with Accounting Principles Board Opinion (“APB”) No. 25 “Accounting for Stock Issued to Employees,” (“APB No. 25”) and followed the disclosure only provisions of SFAS No. 123 “Accounting for Stock-Based Compensation” (“SFAS No. 123”). Accordingly, compensation expense was not recognized in the Company’s 2005 Statement of Operations in connection with stock options granted to employees.
Effective January, 1 2006, Dover adopted SFAS No. 123(R) which no longer permits the use of the intrinsic value method under APB No. 25. The Company used the modified prospective method to adopt SFAS No. 123(R), which requires compensation expense to be recorded for all stock–based compensation granted on or after January 1, 2006, as well as the unvested portion of previously granted options. The Company is recording the compensation expense on a straight-line basis, generally over the explicit service period of three years (except for retirement eligible employees and retirees). Prior to adoption, the Company calculated its pro-forma footnote disclosure related to stock-based compensation using the explicit service period for all employees, and will continue to vest those awards over their explicit service period. Concurrent with the adoption of SFAS No. 123(R), the Company changed its accounting policy for awards granted after January 1, 2006, to immediately expense awards granted to retirement

4 of 25

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
eligible employees and to shorten the vesting period for any employee who will become eligible to retire within the three-year explicit service period. Expense for these employees will be recorded over the period from the date of grant through the date the employee first becomes eligible to retire and is no longer required to provide service.
The following table illustrates the effect on net earnings and basic and diluted earnings per share if the Company had recognized compensation expense for stock options granted in prior years. The 2005 pro-forma amounts in this table were based on the explicit service periods (three years) of the options granted without consideration of retirement eligibility:

	Three Months Ended
(in thousands, except per share figures)	March 31, 2005

Net earnings, as reported	$98,134
Add:
Total stock-based employee compensation expense included in net earnings, net of tax	—

Deduct:
Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax effects	(4,663	) (A)

Pro forma net earnings	$93,471

Earnings per share:
Basic-as reported	$0.48
Basic-pro forma	0.46

Diluted-as reported	0.48
Diluted-pro forma	0.46

(A)	Had the Company applied the new accounting treatment for retirement eligible employees to grants made prior to 2006, stock-based compensation expense, net of tax benefits, would have been $4.2 million in the first quarter of 2005.
The following table illustrates the effect that the adoption of SFAS No. 123(R) had on the Company’s first quarter 2006 results and cash flows:

				Actual
	Under Pre - SFAS No.	SFAS No. 123(R)		Three Months Ended
(in thousands, except per share figures)	123(R ) Accounting	Impact		March 31, 2006
Earnings before provision for income taxes and discontinued operations	$199,417	$7,786	(A)	$191,631
Earnings from continuing operations	138,571	5,061		133,510
Net Earnings	209,134	5,306	(B)	203,828

Net Earnings:
Basic EPS	$1.03	$0.03		$1.00
Diluted EPS	1.02	0.03		0.99

Cash Flows:
Operating Activities	$119,542	$(6,847	) (C)	$112,695
Financing Activities	(124,537)	6,847		(117,690)

(A)	Recorded in Selling and Administrative expenses.

(B)	Had the Company applied the new accounting treatment for retirement eligible employees to grants made prior to 2006, stock based compensation expense, net of tax benefits, would have been $5.0 million in the first quarter of 2006.

(C)	Represents tax benefit from option exercises.

5 of 25

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The fair values of the 2006 SSAR and 2005 stock option grants were estimated on the dates of grant using a Black-Scholes option-pricing model with the following assumptions:

			2006 Grant	2005 Grant
			SSARs	Stock Options
Risk-free interest rates			4.63%	3.97%
Dividend yield			1.52%	1.70%
Expected life	(A	)	8	8
Volatility	(B	)	30.73%	31.15%
Weighted average option grant price			$46.00	$38.00
Weighted average fair value of options granted			$17.01	$13.24

(A)	Represents an estimate of the period of time that stock options and SSARs are expected to remain outstanding and is based on historical data of employee exercises.

(B)	Calculated using the daily returns of Dover’s stock over a historical period equal to the expected life of the SSAR or stock option.
First Quarter 2006 Activity
A summary of activity for SSARs and stock options for the quarter ended March 31, 2006 is as follows:

	SSARs				Stock Options
				Weighted					Weighted
				Average					Average
		Weighted		Remaining		Weighted			Remaining
		Average		Contractual		Average			Contractual
		Exercise	Aggregate	Term		Exercise	Aggregate		Term
	Shares	Price	Intrinsic Value	(Years)	Shares	Price	Intrinsic Value		(Years)
Outstanding at 1/1/2006	—	$—			13,598,833	$34.61
Granted	1,886,989	46.00			—	—
Forfeited	(2,349)	46.00			(102,419)	38.80
Exercised	—	—	$—		(1,164,527)	29.36	$19,860,317	(A)

Outstanding at 3/31/2006	1,884,640	46.00	18,846	9.84	12,331,887	35.07	134,877,860		5.43

Exercisable at March 31, 2006 through:

2007	—		—		346,706	$24.72	$7,381,371
2008	—		—		467,066	35.00	5,142,397
2009	—		—		801,414	31.00	12,029,224
2010	—		—		650,344	39.00	4,558,911
2011	—		—		1,450,169	41.00	7,265,347
2012	—		—		1,635,429	38.00	13,099,786
2013	—		—		2,638,984	24.50	56,764,546

Total exercisable	—		—	—	7,990,112	32.71	106,241,582		5.10

(A)	Cash received for stock options exercised during the first quarter of 2006 totaled $35.5 million. The aggregate intrinsic value of stock options exercised during the first quarter of 2005 was $6.1 million.

6 of 25

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The following table summarizes the status of all non-vested stock-based awards:

	SSARs		Stock Options
		Weighted		Weighted
		Average		Average
		Grant-Date		Grant-Date
	Shares	Fair Value	Shares	Fair Value
Non-vested at 1/1/2006	—	$—	7,505,593	$11.92
Granted	1,886,989	17.01	—
Vested	—	—	(3,028,119)	8.90
Forfeited	(2,349)	17.01	(135,699)	13.77

Non-vested at 3/31/2006	1,884,640	17.01	4,341,775	13.98

Unrecognized compensation expense related to non-vested shares was $52.5 million at March 31, 2006. This cost is expected to be recognized over a weighted average period of 2.2 years.
Additional Detail

	SSARs Outstanding			SSARs Exercisable
		Weighted	Weighted Average		Weighted	Weighted Average
		Average	Remaining Life in		Average	Remaining Life in
Range of Exercise Prices	Number	Exercise Price	Years	Number	Exercise Price	Years

$46.00	1,884,640	$46.00	9.84	—	$—	—

	Options Outstanding			Options Exercisable
		Weighted	Weighted Average		Weighted	Weighted Average
		Average	Remaining Life in		Average	Remaining Life in
Range of Exercise Prices	Number	Exercise Price	Years	Number	Exercise Price	Years

$24.50 - $31.00	3,818,428	$25.92	5.48	3,796,254	$25.90	5.47
$33.00 - $39.00	5,070,710	37.84	6.62	2,743,889	37.72	4.72
$39.40 - $46.00	3,442,749	41.15	6.60	1,449,969	41.01	4.86
Also, during the first quarter of 2006, the Company purchased 100,000 shares of common stock in the open market at an average price of $47.87 per share.

7 of 25

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
3. Acquisitions
The 2006 acquisitions are wholly-owned and had an aggregate cost of $13.9 million, net of cash acquired, at the date of acquisition. The following table details acquisitions made during the first quarter of 2006:

Operating
Date	Type	Acquired Companies	Location (Near)	Segment	Group	Company
27-Feb	Stock	Infocash/Cash Services Limited	Abingdon, U.K.	Electronics	Commercial Equipment	Triton
Deployer of Automated Teller Machines (ATM’s), and provider of ATM field maintenance/repair and finance services.

28-Feb	Stock	Cash Point Machines PLC	Barnstaple, U.K.	Electronics	Commercial Equipment	Triton
Deployer of ATM’s and ATM service management.
The following unaudited pro forma information illustrates the effect on Dover’s revenue and net earnings for the three month periods ended March 31, 2006 and 2005, assuming that the 2006 and 2005 acquisitions had all taken place on January 1, 2005.

(in thousands, except per share figures)	Three Months Ended March 31,
	2006	2005
Revenue from continuing operations:
As reported	$1,668,362	$1,367,755
Pro forma	1,671,093	1,456,028
Net earnings from continuing operations:
As reported	$133,510	$95,421
Pro forma	133,392	95,202
Basic earnings per share from continuing operations:
As reported	$0.66	$0.47
Pro forma	0.66	0.47
Diluted earnings per share from continuing operations:
As reported	$0.65	$0.47
Pro forma	0.65	0.46
These pro forma results of operations have been prepared for comparative purposes only and include certain adjustments to actual financial results for the relevant periods, such as imputed financing costs, and estimated additional amortization and depreciation expense as a result of intangibles and fixed assets acquired. They do not purport to be indicative of the results of operations which actually would have resulted had the acquisitions occurred on the date indicated, or which may result in the future.
4. Inventory
The following table displays the components of inventory:

	At March 31,	At December 31,
(in thousands)	2006	2005

Raw materials	$312,849	$304,447
Work in progress	187,939	168,971
Finished goods	246,901	243,207

Subtotal	747,689	716,625
Less LIFO reserve	42,017	41,050

Total	$705,672	$675,575

8 of 25

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
5. Property, Plant and Equipment
The following table displays the components of property, plant and equipment:

	At March 31,	At December 31,
(in thousands)	2006	2005

Land	$58,721	$59,846
Buildings and improvements	515,622	519,577
Machinery, equipment and other	1,613,436	1,577,755

	2,187,779	2,157,178
Accumulated depreciation	(1,376,702)	(1,349,190)

Total	$811,077	$807,988

6. Goodwill and Other Intangible Assets
Dover is continuing to evaluate the initial purchase price allocations of certain acquisitions and will adjust the allocations as additional information relative to the fair values of the assets and liabilities of the businesses becomes known. The Company is also in the process of obtaining or finalizing appraisals of tangible and intangible assets for certain acquisitions. The Company does not anticipate the final valuations of the assets and liabilities acquired to be significantly different than the initial purchase price allocations.
The following table provides the changes in carrying value of goodwill by market segment through the three months ended March 31, 2006:

			Other adjustments
		Goodwill from 2006	including currency
(in thousands)	At December 31, 2005	acquisitions	translations		At March 31, 2006

Diversified	$271,304	$—	$222		$271,526
Electronics	775,569	12,698	(19,941	) (A)	768,326
Industries	239,417	—	70		239,487
Resources	611,789	—	263		612,052
Systems	106,792	—	195		106,987
Technologies	691,685	—	650		692,335

Total	$2,696,556	$12,698	$(18,541)		$2,690,713

(A)	Includes a reclass from goodwill to customer-related intangibles of $23 million related to the September 2005 acquisition of Knowles Electronics Holdings, Inc.

9 of 25

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The following table provides the gross carrying value and accumulated amortization for each major class of intangible asset:

	At March 31, 2006			At December 31, 2005
	Gross Carrying	Accumulated	Average	Gross Carrying	Accumulated
(in thousands)	Amount	Amortization	Life	Amount	Amortization
Amortized Intangible Assets:
Trademarks	$30,083	$12,181	29	$30,012	$11,752
Patents	105,013	59,063	13	107,680	57,823
Customer Intangibles	368,012	42,165	9	319,693	36,576
Unpatented Technologies	157,395	36,845	9	156,711	34,730
Non-Compete Agreements	6,126	5,726	5	6,713	6,203
Drawings & Manuals	6,251	3,755	5	6,242	3,632
Distributor Relationships	64,412	6,246	20	64,406	5,381
Other	15,335	15,177	14	15,244	9,703

Total	752,627	181,158	11	706,701	165,800

Unamortized Intangible Assets:
Trademarks	189,665			189,560

Total Intangible Assets	$942,292	$181,158		$896,261	$165,800

7. Discontinued Operations
During the first quarter of 2006, Dover completed the previously announced sale of Tranter PHE, a business in the Diversified segment, resulting in a pre-tax gain of approximately $109.1 million ($85.1 million after tax). In addition, during the first quarter of 2006, the Company discontinued and sold a business in the Electronics segment for a loss of $2.5 million ($2.2 million after tax). During the first quarter of 2005, Dover discontinued one minor business from the Industries segment, resulting in a $2 million write-down of the carrying value of the entity to its fair market value. The business was subsequently sold on April 1, 2005.
Also, during the first quarter of 2006, the Company discontinued an operating company in the Resources segment, which is comprised of two businesses, resulting in an impairment of approximately $15.4 million ($14.4 million after tax). At March 31, 2006, the assets and liabilities of discontinued operations primarily represent amounts related to the operating company discontinued in the first quarter of 2006 and previously discontinued businesses in the Systems and Resources segments. Additional detail related to the assets and liabilities of the Company’s discontinued operations is as follows:

	At March 31,	At December 31,
(in thousands)	2006	2005

Assets of Discontinued Operations
Current assets	$33,146	$77,837
Non-current assets	21,071	53,054

	$54,217	$130,891

Liabilities of Discontinued Operations
Current liabilities	$51,299	$44,687
Long-term liabilities	21,221	25,124

	$72,520	$69,811

In addition to the assets and liabilities of the entities currently held for sale in discontinued operations, the assets and liabilities of discontinued operations include residual amounts related to businesses previously sold. These residual amounts include property, plant and equipment, deferred tax assets, short and long-term reserves, and contingencies.

10 of 25

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Summarized results of the Company’s discontinued operations are as follows:

	Three Months Ended March 31,
(in thousands)	2006	2005

Revenue	$44,566	$83,124

Gain on sale, net of taxes (1)	$68,553	$(2,238)

Earnings from operations before taxes	2,463	6,900
Provision for income taxes related to operations	(698)	(1,949)

Earnings from discontinued operations, net of tax	$70,318	$2,713

(1)	Includes impairments.
8. Debt
Dover’s long-term notes with a book value of $1,344.8 million, of which $1.0 million matures in the current year, had a fair value of approximately $1,431.0 million at March 31, 2006. The estimated fair value of the long-term notes is based on quoted market prices for similar issues.
There are presently two interest rate swap agreements outstanding for a total notional amount of $100.0 million, designated as fair value hedges on part of the Company’s $150.0 million 6.25% Notes due on June 1, 2008. One $50 million interest rate swap exchanges fixed-rate interest for variable-rate interest. The other $50 million swap is designated in foreign currency and exchanges fixed-rate interest for variable-rate interest, and also hedges a portion of the Company’s net investment in foreign operations. The swap agreements have reduced the effective interest rate on the notes to 5.55%. There is no hedge ineffectiveness, and the fair value of the interest rate swaps outstanding as of March 31, 2006 was determined through market quotation.
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
The Company and certain of its subsidiaries are also parties to a number of other legal proceedings incidental to their businesses. These proceedings primarily involve claims by private parties alleging injury arising out of use of the products of Dover companies, exposure to hazardous substances, patent infringement, litigation and administrative proceedings involving employment matters, and commercial disputes. Management and legal counsel periodically review the probable outcome of such proceedings, the costs and expenses reasonably expected to be incurred, the availability and extent of insurance coverage, and established reserves. While it is not possible at this time to predict the outcome of these legal actions or any need for additional reserves, in the opinion of management, based on these reviews, it is very unlikely that the disposition of the lawsuits and the other matters mentioned above will have a material adverse effect on the financial position, results of operations, cash flows or competitive position of the Company.

11 of 25

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Estimated warranty program claims are provided for at the time of sale. Amounts provided for are based on historical costs and adjusted new claims. The changes in carrying amount of product warranties through March 31, 2006 and 2005 are as follows:

(in thousands)	2006	2005
Beginning Balance January 1	$47,420	$44,100
Provision for warranties	9,279	5,276
Settlements made	(7,470)	(6,802)
Other adjustments	127	(830)

Ending Balance March 31	$49,356	$41,744

10. Employee Benefit Plans
The following table sets forth the components of net periodic expense.

	Retirement Plan Benefits		Post Retirement Benefits
	Three Months Ended March 31,		Three Months Ended March 31,
(in thousands)	2006	2005	2006		2005

Expected return on plan assets	$7,900	$7,058	$—		$—
Benefits earned during period	(5,599)	(4,357)	(83)		(98)
Interest accrued on benefit obligation	(8,318)	(6,511)	(275)		(341)
Amortization of:
Prior service cost	(1,972)	(1,776)	70		21
Unrecognized actuarial losses	(2,604)	(1,334)	(23)		(25)
Transition	274	271	—		—
Curtailment gain	—	—	—		502
Settlement gain (Tranter PHE sale)	—	—	4,699	(A)

Net periodic (expense) income	$(10,319)	$(6,649)	$4,388		$59

(A)	Included in earnings from discontinued operations.
11. Comprehensive Earnings
Comprehensive earnings were as follows:

	Comprehensive Earnings
	Three Months Ended March 31,
(in thousands)	2006	2005

Net Earnings	$203,828	$98,134

Foreign currency translation adjustment	10,107	(50,047)
Unrealized holding losses, net of tax	(145)	(44)
Derivative cash flow hedges	24	—

Comprehensive Earnings	$213,814	$48,043

12 of 25

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
12. Segment Information
Dover has six reportable segments which are based on the management reporting structure used to evaluate performance. Segment financial information and a reconciliation of segment results to consolidated results follows:

(in thousands)	Three Months Ended March 31,
	2006	2005
REVENUE
Diversified	$199,864	$185,057
Electronics	216,872	135,058
Industries	216,428	201,828
Resources	425,162	356,307
Systems	181,285	155,871
Technologies	431,848	336,036
Intramarket eliminations	(3,097)	(2,402)

Total consolidated revenue	$1,668,362	$1,367,755

EARNINGS FROM CONTINUING OPERATIONS
Segment Earnings:
Diversified	$22,676	$20,424
Electronics	20,972	10,481
Industries	27,525	22,325
Resources	82,797	62,747
Systems	26,971	22,037
Technologies	50,628	20,941

Total segments	231,569	158,955
Corporate expense / other	(18,473)	(15,197)
Net interest expense	(21,465)	(16,118)

Earnings from continuing operations before provision for income taxes and discontinued operations	191,631	127,640
Provision for income taxes	(58,121)	(32,219)

Earnings from continuing operations — total consolidated	$133,510	$95,421

13. New Accounting Standards
In December 2004, the FASB issued SFAS No. 123 (R), which revises previously issued SFAS 123, supersedes APB No. 25, and amends SFAS Statement No. 95 “Statement of Cash Flows.” Effective January 1, 2006, Dover adopted SFAS No. 123(R). See Note 2 for additional information related to the Company’s adoption of this standard.
In May 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”), which replaces APB No. 20 “Accounting Changes,” and SFAS No. 3 “Reporting Accounting Changes in Interim Financial Statements.” SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle, and applies to all voluntary changes in accounting principles, as well as changes required by an accounting pronouncement in the unusual instance that it does not include specific transition provisions. Specifically, SFAS 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine the period-specific effects or the cumulative effect of the change. SFAS 154 does not change the transition provisions of any existing pronouncement. SFAS 154 is effective for Dover for all accounting changes and corrections of errors made beginning January 1, 2006 and had no impact on the quarter ended March 31, 2006.
In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, An Amendment of Accounting Research Bulletin No. 43, Chapter 4” (“SFAS 151”). SFAS 151 requires that abnormal amounts of idle capacity and spoilage costs should be excluded from the cost of inventory and expensed when incurred. The provisions of SFAS 151 were applicable to inventory costs incurred beginning January 1, 2006. The effect of the adoption of SFAS 151 was immaterial to Dover’s consolidated results of operations, cash flows or financial position.

13 of 25

Item 2. Managements Discussion and Analysis of Financial Condition and Results of Operations
Refer to the section below entitled “Special Notes Regarding Forward Looking Statements” for a discussion of factors that could cause actual results to differ from the forward-looking statements contained below and throughout this quarterly report.
OVERVIEW
Dover Corporation (“Dover” or the “Company”) is a diversified multinational manufacturing corporation comprised of over 40 separate operating companies that provide a broad range of specialized industrial products and sophisticated manufacturing equipment, including related services and consumables. Dover’s operating companies are based primarily in the United States of America and Europe. The Company reports its operating companies’ results in six reportable segments and discusses its operations in 13 groups.
(1) FINANCIAL CONDITION:
Management assesses Dover’s liquidity in terms of its ability to generate cash and access to capital markets to fund its operating, investing and financing activities. Significant factors affecting liquidity are: cash flows generated from operating activities, capital expenditures, acquisitions, dispositions, dividends, adequacy of commercial paper and available bank lines of credit, and the ability to attract long-term capital with satisfactory terms. The Company generates substantial cash from operations and remains in a strong financial position, with enough liquidity available for reinvestment in existing businesses and strategic acquisitions while managing its capital structure on a short and long-term basis.
Cash and cash equivalents of $290.3 million at March 31, 2006 increased from the December 31, 2005 balance of $191.0 million. Cash and cash equivalents were invested in highly liquid investment grade money market instruments with a maturity of 90 days or less.
The following table is derived from the Condensed Consolidated Statements of Cash Flows:

	Three Months Ended March 31,
Cash Flows from Continuing Operations (in thousands)	2006	2005
Cash Flows Provided By (Used In):
Operating activities	$112,695	$34,346
Investing activities	105,531	(125,718)
Financing activities	(117,690)	148,386
Cash flows provided by operating activities for the first three months of 2006 increased $78.3 million from $34.3 million in the prior year period, primarily reflecting higher earnings from continuing operations and lower tax payments.
The cash provided by investing activities in the first quarter of 2006 was $105.5 million compared to a use of $125.7 million in the prior year period, largely reflecting the proceeds from the closing of the previously announced sale of Tranter PHE in 2006 compared to higher acquisition spending in the prior year first quarter. Capital expenditures in the first three months of 2006 increased $13.0 million to $39.2 million as compared to $26.1 million in the prior year period primarily due to investments in plant expansions, plant machinery and information technology systems. Acquisition spending was $13.9 million during the first quarter of 2006 compared to $100.7 million in the prior year first quarter. Proceeds from the sale of discontinued businesses in the first quarter of 2006 were $153.4 million. There were no sales of businesses in the first quarter of 2005. The Company currently anticipates that any additional acquisitions made during 2006 will be funded from available cash and internally generated funds and, if necessary, through the issuance of commercial paper, established lines of credit or public debt markets.
Cash used in financing activities for the first three months of 2006 totaled $117.7 million as compared to cash provided of $148.4 million during the comparable period last year. The net change in cash used in financing

14 of 25

activities of $117.7 during the first three months of 2006 primarily reflected dividends paid and a reduction in commercial paper borrowings partially offset by proceeds from exercise of stock options. Also, during the first quarter of 2006, the Company purchased 100,000 shares of common stock in the open market at an average price of $47.87 per share.
Adjusted Working Capital (calculated as accounts receivable, plus inventory, less accounts payable) increased from the prior year period by $47.3 million or 4% to $1,339.3 million, including increases in receivables of $74.3 million and increases in inventory of $30.1 million, partially offset by increases in payables of $57.1 million. There was no material impact from changes in foreign currency and acquisitions on Adjusted Working Capital. Average Adjusted Working Capital as a percentage of annualized revenue was 19.7% at March 31, 2006 compared to 21.4% at December 31, 2005, as the Company continues to focus on working capital management.
In addition to measuring its cash flow generation and usage based upon the operating, investing and financing classifications included in the Condensed Consolidated Statements of Cash Flows, the Company also measures free cash flow (a non-GAAP measure). Management believes that free cash flow is an important measure of operating performance because it provides both management and investors a measurement of cash generated from operations that is available to fund acquisitions, pay dividends, repay debt and repurchase Dover’s common stock. Dover’s free cash flow for the three months ended March 31, 2006, increased $65.3 million compared to the prior year period. The increase reflected higher earnings from continuing operations and lower tax payments offset by higher capital expenditures.
The following table is a reconciliation of free cash flow with cash flows from operating activities:

	Three Months Ended March 31,
Free Cash Flow (in thousands)	2006	2005
Cash flow provided by operating activities	$112,695	$34,346
Less: Capital expenditures	(39,162)	(26,140)

Free cash flow	$73,533	$8,206

Free cash flow as a percentage of revenue	4.4%	0.6%

The Company utilizes total debt and net debt-to-total-capitalization calculations to assess its overall financial leverage and capacity and believes the calculations are useful to investors for the same reason. The following table provides a reconciliation of total debt and net debt to total capitalization to the most directly comparable GAAP measures:

	At March 31,	At December 31,
Net Debt to Total Capitalization Ratio (in thousands)	2006	2005
Current maturities of long-term debt	$1,038	$1,201
Commercial paper and other short-term debt	77,444	192,961
Long-term debt	1,343,794	1,344,173

Total debt	1,422,276	1,538,335
Less: Cash and cash equivalents	290,347	190,962

Net debt	1,131,929	1,347,373

Add: Stockholders’ equity	3,549,806	3,329,523

Total capitalization	$4,681,735	$4,676,896

Net debt to total capitalization	24.2%	28.8%

The total debt level of $1,422.3 million at March 31, 2006 decreased from December 31, 2005 as a result of using cash proceeds, net of tax, generated from the sale of Tranter PHE to lower commercial paper borrowings.
The net debt decrease of $215.4 million was primarily a result of the increase in cash flow from operations, particularly the increase in earnings from continuing operations, and decreases in tax related payments. The net debt-to-total capitalization ratio decreased from 28.8% at December 31, 2005 to 24.2%.

15 of 25

Dover’s long-term notes with a book value of $1,344.8 million, of which approximately $1.0 million matures in the current year, had a fair value of approximately $1,431.0 million at March 31, 2006. The estimated fair value of the long-term notes is based on quoted market prices for similar issues.
There are presently two interest rate swap agreements outstanding for a total notional amount of $100.0 million, designated as fair value hedges of part of the Company’s $150.0 million 6.25% Notes due on June 1, 2008, to exchange fixed-rate interest for variable-rate. The swap agreements have reduced the effective interest rate on the notes to 5.55%. There is no hedge ineffectiveness, and the fair value of the interest rate swaps outstanding as of March 31, 2006, is based on market quotation.
(2) RESULTS OF OPERATIONS:
CONSOLIDATED RESULTS OF OPERATIONS
Revenue for the first quarter of 2006 increased 22% or $300.6 million to $1,668.4 million from the comparable 2005 period, driven by increases of $95.8 million at Technologies, $81.8 million at Electronics, $68.9 million at Resources, $25.4 million at Systems, $14.8 million at Diversified and $14.6 million at Industries. Acquisitions completed subsequent to the first quarter of 2005 contributed $98.0 million to consolidated revenue during the quarter ended March 31, 2006. Revenue would have increased 24% over the prior year quarter if 2005 foreign currency translation rates were applied to 2006 results. The gross profit increased 26% to $589.7 million from the prior year quarter while the gross profit margin improved to 35.3% from 34.1%.
Selling and administrative expenses of $373.6 million for the first quarter of 2006 increased $46.3 million over the comparable 2005 period, primarily due to increased revenue activity and $7.8 million of equity compensation expense related to the adoption of Statement of Financial Accounting Standard 123(R) (“SFAS No. 123(R)”), which requires companies to expense the fair value of equity compensation, such as options and stock settled appreciation rights (“SSARs”), primarily over the related vesting period. In the past, the proforma compensation expense related to options and SSARs was only disclosed in the Notes to the Condensed Consolidated Financial Statements in accordance with Accounting Principles Board Opinion (“APB”) No. 25 “Accounting for Stock Issued to Employees.” The Company used the modified prospective method to adopt SFAS No. 123(R), which does not require the restatement of prior periods. Selling and administrative expenses as a percentage of revenue decreased to 22.4% from 23.9% in the comparable 2005 period. Excluding the effect of SFAS No. 123(R), selling and administrative expenses would have been $365.8 million or 21.9% of revenue.
Interest expense, net, for the first quarter of 2006 increased $5.3 million, or 33%, due to increased borrowings during 2005 to fund acquisitions. Other expense (income), net, of $3.1 million for the three months ended March 31, 2006, primarily related to the effects of foreign exchange fluctuations on assets and liabilities denominated in currencies other than the functional currency.
The effective tax rate for continuing operations was 30.3% for the first quarter compared to the prior year first quarter rate of 25.2%. The rate increase is due to a $5.5 million benefit related to a favorable federal tax court decision included in the prior year first quarter, lower relative United States federal tax credits and exclusions in 2006, and the expiration of the United States federal research and development tax credit for the 2006 period. Excluding the aforementioned tax court decision related benefit, the prior year three-month tax rate for continuing operations would have been 29.6%.
Earnings from continuing operations for the quarter were $133.5 million or $0.65 EPS compared to $95.4 million or $0.47 EPS in the prior year first quarter, both an increase of 40%. The increases were primarily due to the Oil and Gas Equipment, Circuit Assembly and Test and Electronic Component groups with positive contributions from all segments. Excluding the impact of SFAS No. 123(R), earnings from continuing operations for the quarter were $138.6 million or $0.68 EPS, both an increase of 45% over the prior year first quarter.
Net earnings from discontinued operations for the quarter were $70.3 million or $0.34 EPS compared to net earnings of $2.7 million or $0.01 EPS for the same period last year. During the first quarter of 2006, Dover completed the previously announced sale of Tranter PHE, a business in the Diversified segment, resulting in a pre-tax gain of approximately $109.1 million ($85.1 million after tax). In addition, during the first quarter of 2006,

16 of 25

the Company discontinued and sold a business in the Electronics segment for a loss of $2.5 million ($2.2 million after tax) and discontinued one operating company, which is comprised of two businesses, in the Resources segment, resulting in an impairment of approximately $15.4 million ($14.4 million after tax). During the first quarter of 2005, Dover discontinued one minor business from the Industries segment, resulting in a $2 million write-down of the carrying value of the entity to its fair market value. The business was subsequently sold on April 1, 2005.
SEGMENT RESULTS OF OPERATIONS
Diversified

	Three Months Ended March 31,
(in thousands)	2006	2005	% Change

Revenue	$199,864	$185,057	8%
Segment earnings	22,676	20,424	11%
Operating margin	11.3%	11.0%
Bookings	214,317	231,308	-7%
Book-to-Bill	1.07	1.25
Backlog	321,310	294,605	9%
Diversified revenue and earnings increases over the prior year first quarter reflect improvements at both Industrial Equipment and Process Equipment. Operating margin increased 30 basis points compared to the prior year quarter. Backlog reached a record high despite a decline in bookings for the quarter. Excluding the impact of SFAS No. 123(R), earnings were $23.5 million and operating margin was 11.8% or an 80 basis point increase over the prior year first quarter.
The Industrial Equipment group’s revenue increased 5% over the prior year first quarter, primarily driven by the commercial aerospace market. Earnings improved 4% as the margin on increased volume combined with an easing of steel prices was offset by unfavorable product mix and the impact of SFAS No. 123(R). Bookings, which decreased 15% due to the prior year award of a large government contract, were up sequentially by 5%. The book-to –bill ratio was 1.06 and backlog increased 5% over the prior year first quarter.
The Process Equipment group achieved a 47% earnings improvement on a 16% increase in revenue over the prior year first quarter. These results reflect strength in the HVAC, boiler, and oil and gas markets. Earnings leverage was aided by strong cost controls and pricing initiatives. Bookings increased 12%, backlog grew 24%, and book-to-bill ratio was 1.11.
Electronics

	Three Months Ended March 31,
(in thousands)	2006	2005	% Change

Revenue	$216,872	$135,058	61%
Segment earnings	20,972	10,481	100%
Operating margin	9.7%	7.8%
Bookings	239,005	146,681	63%
Book-to-Bill	1.10	1.09
Backlog	194,310	109,699	77%
The increase in revenue at Electronics was primarily due to the 2005 acquisitions of Knowles Electronics and Colder Products by the Components group. Earnings were also positively impacted by the acquisitions, as well as operating improvements within core Components businesses. Partially offsetting the earnings improvements were decreases in the Commercial Equipment group, acquisition-related amortization, and the effect of SFAS No. 123(R). Excluding the impact of SFAS No. 123(R), earnings were $21.9 million and the operating margin was 10.1% or a 230 basis point increase over the prior year first quarter.

17 of 25

Components operating earnings increased 340% compared to the prior year first quarter, on a revenue increase of 87%, as a result of the acquisitions and growth in most other Components businesses. Bookings increased 80%, backlog increased 73% and the book-to-bill ratio was 1.09.
Commercial equipment revenue and earnings declined 5% and 50%, respectively, compared to the prior year quarter. Strong revenue and earnings improvements in the chemical dispensing and proportioning business were more than offset by softness in the ATM business. Backlog and bookings increased 139% and 15%, respectively, over the prior year first quarter and the book-to-bill ratio was 1.17.
Industries

	Three Months Ended March 31,
(in thousands)	2006	2005	% Change

Revenue	$216,428	$201,828	7%
Segment earnings	27,525	22,325	23%
Operating margin	12.7%	11.1%
Bookings	228,047	206,242	11%
Book-to-Bill	1.05	1.02
Backlog	239,227	203,573	18%
The Industries revenue increase over the prior year first quarter was driven by the Mobile Equipment group through a combination of market share gains and strength in the commercial transportation market. Earnings gains were the result of the fifth consecutive quarter of increased earnings in Mobile Equipment, partially offset by a decrease at the Service Equipment group and the effect of SFAS No. 123(R). Operating margin increased 160 basis points due to operating efficiencies and increased global sourcing. Excluding the impact of SFAS No. 123(R), earnings were $28.2 million and operating margin was 13.0% or a 190 basis point increase over the prior year first quarter.
Mobile Equipment revenue increased 14% over the prior year first quarter, driven primarily by strength in the commercial transportation market segment. Earnings increased 52% driven by volume and improved leverage. Both bookings and backlog increased 17%, with a book-to-bill ratio of 1.04.
Revenue in the Service Equipment group declined 5%, with earnings falling 13% over the prior year first quarter. Continued weakness in the North American automotive service industry contributed to a volume shortfall, which was partially offset by strength in international markets. Earnings were also impacted by the revenue decline and closing costs associated with a facility shutdown. Bookings were essentially flat although the backlog improved 22%. The book-to-bill ratio was 1.08.
Resources

	Three Months Ended March 31,
(in thousands)	2006	2005	% Change

Revenue	$425,162	$356,307	19%
Segment earnings	82,797	62,747	32%
Operating margin	19.5%	17.6%
Bookings	454,669	387,122	17%
Book-to-Bill	1.07	1.09
Backlog	196,379	167,810	17%
Resources record revenue, earnings, bookings and margin were driven by the Oil and Gas Equipment and Material Handling groups. Excluding the impact of SFAS No. 123(R), earnings were $84.6 million and operating margin was 19.9% or a 230 basis point increase over the prior year quarter.
Oil and Gas Equipment again delivered the best quarterly results in the segment with increases over the prior year first quarter in revenue and earnings of 41% and 59%, respectively. High commodity pricing for oil and natural gas continues to drive increased exploration, production, drilling and capacity expansion in the markets served by the

18 of 25

group. To support demand, the group is selectively adding capacity with plant expansions and capital equipment expenditures. Bookings increased by 49%, resulting in a book-to-bill ratio of 1.07 and backlog increased 106%.
Fluid Solutions earnings and revenue both increased by 6% over the prior year first quarter with strong demand in refining, petrochemical, and transportation markets, partially offset by weakness in the retail petroleum and Western European markets. Bookings were flat, backlog decreased 8%, and the book-to-bill ratio was 0.99.
Material Handling earnings increased 18% on a 15% increase in revenue over the prior year first quarter. The increase in revenue was driven by demand in the construction, mobile crane, aerial lift and petroleum markets, partially offset by lower demand from the automotive and recreational vehicle industry. Bookings and backlog increased 11%, with a book-to-bill ratio of 1.13.
Systems

	Three Months Ended March 31,
(in thousands)	2006	2005	% Change

Revenue	$181,285	$155,871	16%
Segment earnings	26,971	22,037	22%
Operating margin	14.9%	14.1%
Bookings	231,036	156,181	48%
Book-to-Bill	1.27	1.00
Backlog	223,843	125,037	79%
Systems increases in revenue, margin and earnings over the prior year first quarter were driven primarily by the Food Equipment group. The margin increase was mostly due to volume increases in Food Equipment, partially offset by the impact of SFAS No. 123(R). Excluding the impact of SFAS No. 123(R), earnings were $28.1 million and operating margin was 15.5% or a 140 basis point increase over the prior year.
Food Equipment revenue increased 20% and earnings increased 36% over the prior year first quarter driven by supermarket equipment sales as the strong capital programs of several major customers continued. Bookings were up 57% over the prior year primarily from supermarket equipment, backlog increased 68% and the book-to-bill ratio was 1.36.
Packaging equipment revenue increased 8% over the prior year first quarter, as a result of increased packaging closure systems sales, primarily in international markets, partially offset by a small decline in sales of can machinery equipment. Earnings increased 5% with margins down slightly due to product mix, when compared to a strong prior year quarter. Bookings increased 21%, backlog increased 129% and the book-to-bill ratio was 1.02.
Technologies

	Three Months Ended March 31,
(in thousands)	2006	2005	% Change

Revenue	$431,848	$336,036	29%
Segment earnings	50,628	20,941	142%
Operating margin	11.7%	6.2%
Bookings	478,653	378,448	26%
Book-to-Bill	1.11	1.13
Backlog	251,213	205,430	22%
Revenue, earnings and margin increases over the prior year first quarter reflect the continued strength of the markets seen in the second half of 2005, particularly the backend semiconductor market. Improvements were reported across both groups in the segment, as the Circuit Assembly & Test companies (“CAT”) recorded their highest earnings in over a year while the Product Identification and Printing companies (“PIP”) reported one of their strongest first quarters in recent history. Excluding the impact of SFAS No. 123(R), earnings were $52.1 million and operating margin was 12.1% or a 590 basis point increase over the prior year quarter.

19 of 25

CAT revenue increased 43% while earnings increased 366% when compared to the same quarter in 2005. Test handling and the solder equipment companies reported record results with strong orders, sales and leverage in earnings. The book to bill ratio was 1.12, bookings increased 38% and backlog increased 27% over the prior year first quarter and 24% from year end.
PIP revenue increased 5% while earnings increased 30% over the prior year first quarter which is historically the lowest revenue and earnings quarter of the year. The product identification companies continue to invest in new products to be rolled out during 2006 and 2007, expand their geographic reach and integrate operations using common logistics while maintaining solid cost controls. Bookings increased 8%, backlog increased 11% over the prior year first quarter and the book-to-bill ratio was 1.09. In addition, backlog increased 23% from year end.
Outlook
Assuming continued strength in the broad industrial markets Dover serves, as well as the acquisition pipeline, the Company is optimistic the second quarter and the full year 2006 will both have strong performances.
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
As discussed in the “Consolidated Results of Operations” section above, Dover adopted SFAS No. 123(R) on January 1, 2006. The Company uses the Black-Scholes valuation model to estimate the fair value of SSARs and stock options issued by the Company. The model requires management to estimate the expected life of the SSAR or option and the volatility of Dover’s stock using historical data. For additional detail related to the assumptions used and the adoption of SFAS No. 123(R) see Note 2 to the Condensed Consolidated Financial Statements.
Except for the adoption of SFAS No. 123(R) discussed above, management believes there have been no changes during the quarter ended March 31, 2006 to the items that the Company disclosed as its critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.
New Accounting Standards
See Note 13 — New Accounting Standards
Special Notes Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q, particularly “Management’s Discussion and Analysis,” contains forward-looking statements within the meaning of the Securities Act of 1933, as amended, the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. Such statements relate to, among other things, income, earnings, cash flows, changes in operations, operating improvements, industries in which Dover Companies operate and the U.S. and global economies. Statements in this 10-Q that are not historical are hereby identified as “forward-looking statements” and may be indicated by words or phrases such as “anticipates,” “supports,” “plans,” “projects,” “expects,” “believes,” “should,” “would,” “could,” “hope,” “forecast,” “management is of the opinion,” use of the future tense and similar words or phrases. Forward-looking statements are subject to inherent uncertainties and risks, including among others: increasing price and product/service competition by foreign and domestic competitors including new entrants; the impact of technological developments and changes on Dover companies, particularly companies in the Electronics and Technologies segments; the ability to continue to introduce competitive new products and services on a timely, cost-effective basis; changes in the cost or

20 of 25

availability of energy or raw materials, particularly steel; changes in customer demand; the extent to which Dover companies are successful in expanding into new geographic markets, particularly outside of North America; the relative mix of products and services which impacts margins and operating efficiencies; the achievement of lower costs and expenses; domestic and foreign governmental and public policy changes including environmental regulations and tax policies (including domestic and foreign export subsidy programs, R&E credits and other similar programs); unforeseen developments in contingencies such as litigation; protection and validity of patent and other intellectual property rights; the success of the Company’s acquisition program; the cyclical nature of some of Dover’s companies; the impact of natural disasters, such as hurricanes, and their effect on global energy markets; and continued events in the Middle East and possible future terrorist threats and their effect on the worldwide economy. In addition, such statements could be affected by general industry and market conditions and growth rates, and general domestic and international economic conditions including interest rate and currency exchange rate fluctuations. In light of these risks and uncertainties, actual events and results may vary significantly from those included in or contemplated or implied by such statements. Readers are cautioned not to place undue reliance on such forward-looking statements. These forward-looking statements speak only as of the date made. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.
The Company may, from time to time, post financial or other information on its Internet website, www.dovercorporation.com. The Internet address is for informational purposes only and is not intended for use as a hyperlink. The Company is not incorporating any material on its website into this report.
Non-GAAP Information
In an effort to provide investors with additional information regarding the Company’s results as determined by generally accepted accounting principles (GAAP), the Company also discloses non-GAAP information which management believes provides useful information to investors. Free cash flow, net debt, total capitalization, adjusted working capital, revenues excluding the impact of changes in foreign currency exchange rates and organic revenue growth are not financial measures under GAAP and should not be considered as a substitute for cash flows from operating activities, debt or equity, revenue and working capital as determined in accordance with GAAP, and they may not be comparable to similarly titled measures reported by other companies. Management believes the (1) net debt to total capitalization ratio and (2) free cash flow are important measures of operating performance and liquidity. Net debt to total capitalization is helpful in evaluating the Company’s capital structure and the amount of leverage it employs. Free cash flow provides both management and investors a measurement of cash generated from operations that is available to fund acquisitions, pay dividends, repay debt and repurchase the Company’s common stock. Reconciliations of free cash flow, total debt and net debt can be found in Part (1) of Item 2-Management’s Discussion and Analysis. Management believes that reporting adjusted working capital (also sometimes called “working capital”), which is calculated as accounts receivable, plus inventory, less accounts payable, provides a meaningful measure of the Company’s operational results by showing the changes caused solely by revenue. Management believes that reporting adjusted working capital and revenues at constant currency, which excludes the positive or negative impact of fluctuations in foreign currency exchange rates, provides a meaningful measure of the Company’s operational changes, given the global nature of Dover’s businesses. Management believes that reporting organic revenue growth, which excludes the impact of foreign currency exchange rates and the impact of acquisitions, provides a useful comparison of the Company’s revenue performance and trends between periods.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There has been no significant change in the Company’s exposure to market risk during the first three months of 2006. For a discussion of the Company’s exposure to market risk, refer to Item 7A, Quantitative and Qualitative Disclosures about Market Risk, contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.
Item 4. Controls and Procedures
At the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief

21 of 25

Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective.
During the first quarter of 2006, there were no changes in the Company’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. In making its assessment of changes in internal control over financial reporting as of March 31, 2006, management has excluded those companies acquired in purchase business combinations during the twelve months ended March 31, 2006. The Company is currently assessing the control environments of these acquisitions. These companies are wholly-owned by the Company and their total revenue for the three month period ended March 31, 2006 represents approximately 5.9% of the Company’s consolidated revenue for the same period and their assets represent approximately 17.2% of the Company’s consolidated assets at March 31, 2006.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
See Part I, Notes to Condensed Consolidated Financial Statements, Note 9.
Item 1A. Risk Factors
There have been no material changes with respect to risk factors as previously disclosed in Dover’s Annual Report on Form 10-K for its fiscal year ended December 31, 2005.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a)	Not applicable.

(b)	Not applicable.

(c)	The table below presents shares of the Company’s stock which were acquired by the Company during the quarter:

					(d) Maximum Number
				(c) Total Number of	(or Approximate Dollar
	(a) Total			Shares Purchased as	Value) of Shares that
	Number of		(b) Average	Part of Publicly	May Yet Be Purchased
	Shares		Price Paid	Announced Plans or	under the Plans or
Period	Purchased		per Share	Programs	Programs
January 1 to January 31, 2006	51,426	(1)	$43.39	Not applicable	Not applicable
February 1 to February 28, 2006	39,050	(1)	46.35	Not applicable	Not applicable
March 1 to March 31, 2006	112,080	(2)	47.92	Not applicable	Not applicable

For the First Quarter 2006	202,556		46.47	Not applicable	Not applicable

(1)	These shares were acquired by the Company from the holders of its employee stock options when they tendered shares as full or partial payment of the exercise price of such options. These shares are applied against the exercise price at the market price on the date of exercise.

(2)	100,000 of these shares were purchased in an open-market transaction, with the remainder being acquired as described in (1) above.
Item 3. Defaults Upon Senior Securities
Not applicable.

22 of 25

Item 4. Submission of Matters to a Vote of Security Holders
There were no matters submitted to a vote of security holders during the quarter ended March 31, 2006. At the Annual Meeting of Stockholders of Dover Corporation held on April 18, 2006, the following matter set forth in the Company’s Proxy statement dated March 10, 2006, which was filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, was voted upon with the results indicated below.
The nominees listed below were elected directors for a one-year term ending at the 2007 Annual Meeting with the respective votes set forth opposite their names:

	Votes For	Votes Withheld
David H. Benson	167,358,764	6,177,152
Robert W. Cremin	170,328,097	3,207,819
Jean-Pierre Ergas	167,497,905	6,038,011
Kristiane C. Graham	170,110,712	3,425,204
Ronald L. Hoffman	168,294,826	5,241,090
James L. Koley	167,287,873	6,248,043
Richard K. Lochridge	169,603,478	3,932,438
Thomas L. Reece	168,067,208	5,468,708
Bernard G. Rethore	167,289,507	6,246,409
Michael B. Stubbs	159,655,228	13,880,688
Mary A. Winston	167,407,552	6,128,364
Item 5. Other Information
          (a) None.
          (b) None.
Item 6. Exhibits

10.1	First Amendment dated as of March 1, 2006, in respect of the Five-Year Credit Agreement dated as of October 26, 2005, among Dover Corporation, the Borrowing Subsidiaries from time to time party thereto, the Lenders from time to time party thereto and JPMorgan Chase Bank, N.A., as administrative agent.

31.1	Certificate pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, signed and dated by Robert G. Kuhbach.

31.2	Certificate pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, signed and dated by Ronald L. Hoffman.

32	Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed and dated by Ronald L. Hoffman and Robert G. Kuhbach.

23 of 25

Signatures
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

DOVER CORPORATION

Date: April 27, 2006	/s/ Robert G. Kuhbach

Robert G. Kuhbach, Vice President, Finance & Chief Financial Officer
(Principal Financial Officer)

Date: April 27, 2006	/s/ Raymond T. McKay, Jr.

Raymond T. McKay, Jr., Vice President, Controller
(Principal Accounting Officer)

24 of 25

EXHIBIT INDEX

10.1	First Amendment dated as of March 1, 2006, in respect of the Five-Year Credit Agreement dated as of October 26, 2005, among Dover Corporation, the Borrowing Subsidiaries from time to time party thereto, the Lenders from time to time party thereto and JPMorgan Chase Bank, N.A., as administrative agent.

31.1	Certificate pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, signed and dated by Robert G. Kuhbach.

31.2	Certificate pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 as amended, signed and dated by Ronald L. Hoffman.

32	Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed and dated by Ronald L. Hoffman and Robert G. Kuhbach.

25 of 25