Form 10-Q
period 2006-06-30
DOVER CORP
filed 2006-07-25
CIK 29905

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT
PURSUANT TO SECTION 13 or 15(d) OF
THE SECURTIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
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
Indicate by checkmark whether the registrant is a shell company (as defined by Rule 12b-2 of the Securities Exchange Act). Yes ☐ No ☑
The number of shares outstanding of the Registrant’s common stock as of July 21, 2006 was
203,524,951.

Dover Corporation
Form 10-Q

PART I – FINANCIAL INFORMATION

Page	Item
Item 1. Financial Statements (unaudited)

1	Condensed Consolidated Statements of Operations
(Three and six months ended June 30, 2006 and 2005)

2	Condensed Consolidated Balance Sheets
(At June 30, 2006 and December 31, 2005)

2	Condensed Consolidated Statement of Stockholders’ Equity
(For the six months ended June 30, 2006)

3	Condensed Consolidated Statements of Cash Flows
(For the six months ended June 30, 2006 and 2005)

4	Notes to Condensed Consolidated Financial Statements

15	Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

24	Item 3. Quantitative and Qualitative Disclosures About Market Risk

24	Item 4. Controls and Procedures
PART II – OTHER INFORMATION

Page	Item
24	Item 1. Legal Proceedings
24	Item 1A. Risk Factors
25	Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
25	Item 3. Defaults Upon Senior Securities
25	Item 4. Submission of Matters to a Vote of Security Holders
25	Item 5. Other Information
25	Item 6. Exhibits
26	Signatures
27	Exhibit Index
EX-31.1: CERTIFICATION
EX-31.2: CERTIFICATION
EX-32: CERTIFICATIONS
(All other schedules are not required and have been omitted)

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
DOVER CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited) (in thousands, except per share figures)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Revenue	$1,655,397	$1,333,319	$3,161,627	$2,558,174
Cost of goods and services	1,039,667	864,273	1,996,748	1,657,915

Gross profit	615,730	469,046	1,164,879	900,259
Selling and administrative expenses	367,232	304,163	703,866	599,359

Operating earnings	248,498	164,883	461,013	300,900

Interest expense, net	19,266	15,241	40,746	31,356
Other expense (income), net	4,139	(5,711)	6,974	(8,441)

Total interest/other expense, net	23,405	9,530	47,720	22,915

Earnings before provision for income taxes and discontinued operations	225,093	155,353	413,293	277,985
Provision for income taxes	66,435	45,880	123,285	76,903

Earnings from continuing operations	158,658	109,473	290,008	201,082

Earnings (loss) from discontinued operations, net	(86,747)	63,728	(14,271)	70,253

Net earnings	$71,911	$173,201	$275,737	$271,335

Basic earnings (loss) per common share:
Earnings from continuing operations	$0.78	$0.54	$1.42	$0.99
Earnings (loss) from discontinued operations	(0.43)	0.31	(0.07)	0.35
Net earnings	0.35	0.85	1.35	1.33

Weighted average shares outstanding	203,897	202,959	203,602	203,303

Diluted earnings (loss) per common share:
Earnings from continuing operations	$0.77	$0.54	$1.41	$0.98
Earnings (loss) from discontinued operations	(0.42)	0.31	(0.07)	0.34
Net earnings	0.35	0.85	1.34	1.33

Weighted average shares outstanding	205,615	203,984	205,234	204,417

Dividends paid per common share	$0.17	$0.16	$0.34	$0.32

The following table is a reconciliation of the share amounts used in computing earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Weighted average shares outstanding — Basic	203,897	202,959	203,602	203,303
Dilutive effect of assumed exercise of employee stock options	1,718	1,025	1,632	1,114

Weighted average shares outstanding — Diluted	205,615	203,984	205,234	204,417

Anti-dilutive shares excluded from diluted EPS computation	1,875	8,906	6,141	8,357
See Notes to Condensed Consolidated Financial Statements

1 of 27

DOVER CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited) (in thousands)

	At June 30, 2006	At December 31, 2005
Assets
Current assets:
Cash and equivalents	$271,794	$185,939
Receivables, net	1,001,246	856,829
Inventories, net	634,895	578,386
Prepaid and other current assets	59,618	51,132
Deferred tax asset	54,773	46,881

Total current assets	2,022,326	1,719,167

Property, plant and equipment, net	752,670	719,184
Goodwill	2,644,787	2,566,816
Intangible assets, net	737,038	696,923
Other assets and deferred charges	242,430	239,429
Assets of discontinued operations	460,942	638,974

Total assets	$6,860,193	$6,580,493

Liabilities
Current liabilities:
Notes payable and current maturities of long-term debt	$37,838	$194,162
Accounts payable	399,489	332,739
Accrued compensation and employee benefits	208,493	219,447
Accrued insurance	122,463	112,766
Other accrued expenses	158,981	156,298
Federal and other taxes on income	131,607	95,413

Total current liabilities	1,058,871	1,110,825

Long-term debt	1,343,704	1,344,173
Deferred income taxes	355,166	351,564
Other deferrals (principally compensation)	264,942	240,048
Liabilities of discontinued operations	205,665	204,360
Commitments and contingent liabilities
Stockholders’ Equity
Total stockholders’ equity	3,631,845	3,329,523

Total liabilities and stockholders’ equity	$6,860,193	$6,580,493

DOVER CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (unaudited) (in thousands)

			Accumulated
	Common	Additional	Other			Total
	Stock	Paid-In	Comprehensive	Retained	Treasury	Stockholders’
	$1 Par Value	Capital	Earnings (Loss)	Earnings	Stock	Equity
Balance at December 31, 2005	$239,796	$122,181	$57,778	$4,004,944	$(1,095,176)	$3,329,523
Net earnings	—	—	—	275,737	—	275,737
Dividends paid	—	—	—	(69,264)	—	(69,264)
Common stock issued for options exercised	1,672	49,088	—	—	—	50,760
Stock-based compensation expense	—	15,451	—	—	—	15,451
Tax benefit from exercises of stock options	—	10,480	—	—	—	10,480
Common stock acquired	—	—	—	—	(43,175)	(43,175)
Translation of foreign financial statements	—	—	62,491	—	—	62,491
Other, net of tax	—	—	(158)	—	—	(158)

Balance at June 30, 2006	$241,468	$197,200	$120,111	$4,211,417	$(1,138,351)	$3,631,845

Preferred Stock, $100 par value per share. 100,000 shares authorized; none issued.
See Notes to Condensed Consolidated Financial Statements

2 of 27

DOVER CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited) (in thousands)

	Six Months Ended June 30,
	2006	2005
Operating Activities of Continuing Operations

Net earnings	$275,737	$271,335

Adjustments to reconcile net earnings to net cash from operating activities:
Loss (earnings) from discontinued operations	14,271	(70,253)
Depreciation and amortization	95,868	74,004
Stock-based compensation	13,948	—
Changes in current assets and liabilities (excluding effects of acquisitions, dispositions and foreign exchange):
Increase in accounts receivable	(111,809)	(77,995)
Increase in inventories	(40,099)	(33,828)
Increase in prepaid expenses and other assets	(6,911)	(4,907)
Increase in accounts payable	35,237	21,241
Increase (decrease) in accrued expenses	(10,563)	16,642
Increase in accrued and deferred taxes	15,904	12,853
Other non-current, net	19,844	(40,593)

Net cash provided by operating activities of continuing operations	301,427	168,499

Investing Activities of Continuing Operations
Proceeds from the sale of property and equipment	6,667	1,878
Additions to property, plant and equipment	(86,914)	(55,346)
Proceeds from sales of discontinued businesses	153,429	95,943
Acquisitions (net of cash and cash equivalents acquired)	(104,598)	(115,747)

Net cash used in investing activities of continuing operations	(31,416)	(73,272)

Financing Activities of Continuing Operations
Increase (decrease) in debt, net	(157,596)	40,979
Purchase of treasury stock	(43,175)	(51,063)
Proceeds from exercise of stock options, including tax benefits	61,240	8,380
Dividends to stockholders	(69,264)	(64,987)

Net cash used in financing activities of continuing operations	(208,795)	(66,691)

Cash Flows From Discontinued Operations (revised, see note 1)
Net cash provided by operating activities of discontinued operations	20,360	51,278
Net cash used in investing activities of discontinued operations	(4,833)	(13,310)

Net cash provided by discontinued operations	15,527	37,968

Effect of exchange rate changes on cash	9,112	(23,561)

Net increase in cash and cash equivalents	85,855	42,943
Cash and cash equivalents at beginning of period	185,939	309,870

Cash and cash equivalents at end of period	$271,794	$352,813

See Notes to Condensed Consolidated Financial Statements

3 of 27

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
On January 1, 2006, the Company adopted Statement of Financial Accounting Standard (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”).
Certain prior period amounts have been reclassified to conform to the current period presentation.
2. New Accounting Pronouncement — Stock-Based Compensation
2005 Equity and Cash Incentive Plan
On April 20, 2004, the stockholders approved the Dover Corporation 2005 Equity and Cash Incentive Plan (the “2005 Plan”) to replace the 1995 Incentive Stock Option Plan and 1995 Cash Performance Program (the “1995 Plan”). Under the 2005 Plan, a maximum aggregate of 20 million shares are reserved for grants (non-qualified and incentive stock options, stock settled appreciation rights (“SSARs”), and restricted stock) to key personnel between February 1, 2005 and January 31, 2015, provided that no incentive stock options shall be granted under the plan after February 11, 2014 and a maximum of one million shares may be granted as restricted stock. The exercise price of options and SSARs may not be less than the fair market value of the stock at the time the awards are granted. The period during which these options and SSARs are exercisable is fixed by the Company’s Compensation Committee at the time of grant, but generally may not commence sooner than three years after the date of grant, and may not exceed ten years from the date of grant. All stock options or SSARs that have been issued under the 1995 Plan or the 2005 Plan vest after three years of service and expire at the end of ten years. All stock options and SSARs are granted at regularly scheduled quarterly Compensation Committee meetings (usually only at the first quarter meeting) and have an exercise price equal to the fair market value of Dover stock on that day. New common shares are issued when options or SSARs are exercised.
In the first quarter of 2006, the Company issued 1,886,989 SSARs under the 2005 Plan. No SSARs were issued in the second quarter of 2006. No stock options were issued in 2006 and the Company does not anticipate issuing stock options in the future.
New Accounting Pronouncement – SFAS No. 123(R)
Prior to January 1, 2006, Dover accounted for stock-based compensation in accordance with Accounting Principles Board Opinion (“APB”) No. 25 “Accounting for Stock Issued to Employees” (“APB No. 25”) and followed the disclosure only provisions of SFAS No. 123 “Accounting for Stock-Based Compensation” (“SFAS No. 123”). Accordingly, compensation expense was not recognized in the Company’s 2005 Statement of Operations in connection with stock options granted to employees.
Effective January, 1 2006, Dover adopted SFAS No. 123(R) which no longer permits the use of the intrinsic value method under APB No. 25. The Company used the modified prospective method to adopt SFAS No. 123(R), which requires compensation expense to be recorded for all stock–based compensation granted on or after January 1, 2006, as well as the unvested portion of previously granted options. The Company is recording the compensation expense on a straight-line basis, generally over the explicit service period of three years (except for retirement eligible employees and retirees). Prior to adoption, the Company calculated its pro-forma footnote disclosure related to stock-based compensation using the explicit service period for all employees, and will continue to vest those awards over

4 of 27

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
their explicit service period. Concurrent with the adoption of SFAS No. 123(R), the Company changed its accounting policy for awards granted after January 1, 2006, to immediately expense awards granted to retirement eligible employees and to shorten the vesting period for any employee who will become eligible to retire within the three-year explicit service period. Expense for these employees will be recorded over the period from the date of grant through the date the employee first becomes eligible to retire and is no longer required to provide service.
The following table illustrates the effect on net earnings and basic and diluted earnings per share if the Company had recognized compensation expense for stock options granted in prior years. The 2005 pro forma amounts in this table were based on the explicit service periods (three years) of the options granted without consideration of retirement eligibility:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
(in thousands, except per share figures)	2005		2005
Net earnings, as reported	$173,201		$271,335
Add:
Total stock-based employee compensation expense included in net earnings, net of tax	—		—
Deduct:
Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax effects	(4,735	)(A)	(9,398	)(A)

Pro forma net earnings	$168,466		$261,937

Earnings per share:
Basic-as reported	$0.85		$1.33
Basic-pro forma	0.83		1.29

Diluted-as reported	0.85		1.33
Diluted-pro forma	0.83		1.28

(A)	Had the Company applied the new accounting treatment for retirement eligible employees to grants made prior to 2006, stock-based compensation expense, net of tax benefits, would have been $4.2 million in the second quarter of 2005 and $8.4 million for the six months ended June 30, 2005.
The following table illustrates the effect that the adoption of SFAS No. 123(R) had on the Company’s results and cash flows:

	Three Months Ended June 30, 2006				Six Months Ended June 30, 2006
	Under Pre -				Under Pre -
	SFAS No. 123(R)	SFAS No. 123(R)			SFAS No. 123(R)	SFAS No.
(in thousands, except per share figures)	Accounting	Impact		Actual	Accounting	123(R) Impact		Actual
Earnings before provision for income taxes and discontinued operations	$231,812	$6,719	(A)	$225,093	$427,241	$13,948	(A)	$413,293
Earnings from continuing operations	163,025	4,367		158,658	299,074	9,066		290,008
Net Earnings	76,648	4,737	(B)	71,911	285,780	10,043	(B)	275,737

Net Earnings:
Basic EPS	$0.38	$0.02		$0.35	$1.40	$0.05		$1.35
Diluted EPS	0.37	$0.02		0.35	1.39	0.05		1.34

Cash Flows:
Operating Activities	N/A	N/A		N/A	$311,907	$(10,480)	(C)	$301,427
Financing Activities	N/A	N/A		N/A	(219,275)	10,480		(208,795)

(A)	Recorded in Selling and Administrative expenses.

(B)	Had the Company applied the new accounting treatment for retirement eligible employees to grants made prior to 2006, stock based compensation expense, net of tax benefits, would have been $4.4 million and $9.4 million for the second quarter and first six months of 2006, respectively.

(C)	Represents tax benefit from option exercises.

5 of 27

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The fair values of the 2006 SSAR and 2005 stock option grants were estimated on the dates of grant using a Black-Scholes option-pricing model with the following assumptions:

			2006 Grant	2005 Grant
			SSARs	Stock Options
Risk-free interest rates			4.63%	3.97%
Dividend yield			1.52%	1.70%
Expected life	(A	)	8	8
Volatility	(B	)	30.73%	31.15%
Weighted average option grant price			$46.00	$38.00
Weighted average fair value of options granted			$17.01	$13.24

(A)	Represents an estimate of the period of time that stock options and SSARs are expected to remain outstanding and is based on historical data of employee exercises.

(B)	Calculated using the daily returns of Dover’s stock over a historical period equal to the expected life of the SSAR or stock option.
2006 Activity
A summary of activity for SSARs and stock options for the six months ended June 30, 2006 is as follows:

	SSARs				Stock Options
				Weighted					Weighted
				Average					Average
		Weighted		Remaining		Weighted			Remaining
		Average		Contractual		Average			Contractual
		Exercise	Aggregate	Term		Exercise	Aggregate		Term
	Shares	Price	Intrinsic Value	(Years)	Shares	Price	Intrinsic Value		(Years)
Outstanding at 1/1/2006	—	$—			13,598,833	$34.61
Granted	1,886,989	46.00			—	—
Forfeited	(12,069)	46.00			(145,716)	39.00
Exercised	—	—	$—		(1,672,552)	29.70	$29,442,103	(A)

Outstanding at 6/30/2006	1,874,920	46.00	2,231,980	9.59	11,780,565	35.26	140,597,084		5.22

Exercisable at June 30, 2006 through:

2007	—		—		302,596	$24.72	$6,799,465
2008	—		—		443,945	35.00	5,411,885
2009	—		—		745,432	31.00	12,068,872
2010	—		—		625,654	39.00	5,124,382
2011	—		—		1,381,457	41.00	8,551,827
2012	—		—		1,566,609	38.00	14,397,826
2013	—		—		2,438,618	24.50	55,333,315

Total exercisable	—		—	—	7,504,311	32.84	107,687,572		4.86

(A)	Cash received for stock options exercised during six months ended June 30, 2006 totaled $50.8 million. The aggregate intrinsic value of stock options exercised during the comparable prior year period was $6.3 million.

6 of 27

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The following table summarizes the status of all non-vested stock-based awards:

	SSARs		Stock Options
		Weighted		Weighted
		Average		Average
		Grant-Date		Grant-Date
	Shares	Fair Value	Shares	Fair Value
Non-vested at 1/1/2006	—	$—	7,505,593	$11.92
Granted	1,886,989	17.01	—	—
Vested	—	—	(3,050,593)	8.90
Forfeited	(12,069)	17.01	(178,746)	13.83

Non-vested at 6/30/2006	1,874,920	17.01	4,276,254	14.01

Unrecognized compensation expense related to non-vested shares was $44.7 million at June 30, 2006. This cost is expected to be recognized over a weighted average period of 2.0 years.
Additional Detail

	SSARs Outstanding			SSARs Exercisable
		Weighted	Weighted Average		Weighted	Weighted Average
		Average	Remaining Life in		Average	Remaining Life in
Range of Exercise Prices	Number	Exercise Price	Years	Number	Exercise Price	Years

$46.00	1,874,920	$46.00	9.59	—	$—	—

	Options Outstanding			Options Exercisable
		Weighted	Weighted Average		Weighted	Weighted Average
		Average	Remaining Life in		Average	Remaining Life in
Range of Exercise Prices	Number	Exercise Price	Years	Number	Exercise Price	Years

$24.50 - $31.00	3,495,246	$25.94	5.25	3,495,246	$25.94	5.25
$33.00 - $39.00	4,929,836	37.85	6.41	2,627,308	37.72	4.47
$39.40 - $46.00	3,355,483	41.15	6.38	1,381,757	41.01	4.61
Also, during the second quarter of 2006, the Company purchased 700,000 shares of common stock in the open market at an average price of $47.19. During the six months ended June 30, 2006, the Company purchased a total of 800,000 shares of common stock in the open market at an average price of $47.28.

7 of 27

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
3. Acquisitions
The 2006 acquisitions are wholly-owned and had an aggregate cost of $104.6 million, net of cash acquired, at the date of acquisition. The following table details acquisitions made during 2006:

Operating
Date	Type	Acquired Companies	Location (Near)	Segment	Group	Company
27-Feb	Stock	Infocash/Cash Services Limited	Abingdon, U.K.	Electronics	Commercial Equipment	Triton
Deployer of Automated Teller Machines (ATM’s), and provider of ATM field maintenance/repair and finance services.

28-Feb	Stock	Cash Point Machines PLC	Barnstaple, U.K.	Electronics	Commercial Equipment	Triton
Deployer of ATM’s and ATM service management.

12-May	Stock	O’Neil Product Development Inc.	Irvine, CA	Technologies	Product Identification	N/A
Manufacturer of portable printers and related media consumables sold under the O’Neil brand to various OEM partners.
The following unaudited pro forma information illustrates the effect on Dover’s revenue and net earnings for the three and six month periods ended June 30, 2006 and 2005, assuming that the 2006 and 2005 acquisitions had all taken place on January 1, 2005.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share figures)	2006	2005	2006	2005
Revenue from continuing operations:
As reported	$1,655,397	$1,333,319	$3,161,627	$2,558,174
Pro forma	1,660,181	1,427,555	3,179,394	2,752,521
Net earnings from continuing operations:
As reported	$158,658	$109,473	$290,008	$201,082
Pro forma	158,991	109,444	290,709	200,584
Basic earnings per share from continuing operations:
As reported	$0.78	$0.54	$1.42	$0.99
Pro forma	0.78	0.54	1.43	0.99
Diluted earnings per share from continuing operations:
As reported	$0.77	$0.54	$1.41	$0.98
Pro forma	0.77	0.54	1.42	0.98
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
4. Inventory
The following table displays the components of inventory:

	At June 30,	At December 31,
(in thousands)	2006	2005
Raw materials	$290,942	$269,603
Work in progress	175,824	146,479
Finished goods	208,352	201,110

Subtotal	675,118	617,192
Less LIFO reserve	40,223	38,806

Total	$634,895	$578,386

8 of 27

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
5. Property, Plant and Equipment
The following table displays the components of property, plant and equipment:

	At June 30,	At December 31,
(in thousands)	2006	2005
Land	$53,248	$52,437
Buildings and improvements	456,546	438,893
Machinery, equipment and other	1,515,712	1,437,535

	2,025,506	1,928,865
Accumulated depreciation	(1,272,836)	(1,209,681)

Total	$752,670	$719,184

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
The following table provides the changes in carrying value of goodwill by market segment through the six months ended June 30, 2006:

			Other adjustments
		Goodwill from 2006	including currency
(in thousands)	At December 31, 2005	acquisitions	translations			At June 30, 2006

Diversified	$271,304	$—	$1,469			$272,773
Electronics	744,236	13,230	(18,842)	(A	)	738,624
Industries	239,417	—	408			239,825
Resources	611,789	—	2,930			614,719
Systems	106,792	—	1,132			107,924
Technologies	593,278	68,549	9,095			670,922

Total	$2,566,816	$81,779	$(3,808)			$2,644,787

(A)	Includes a reclass from goodwill to customer-related intangibles of $23 million related to the September 2005 acquisition of Knowles Electronics Holdings, Inc.

9 of 27

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The following table provides the gross carrying value and accumulated amortization for each major class of intangible asset:

	At June 30, 2006			At December 31, 2005
	Gross Carrying	Accumulated	Average	Gross Carrying	Accumulated
(in thousands)	Amount	Amortization	Life	Amount	Amortization
Amortized Intangible Assets:
Trademarks	$26,290	$10,893	29	$25,857	$10,083
Patents	106,455	61,092	13	107,680	57,823
Customer Intangibles	373,596	57,963	9	317,782	39,582
Unpatented Technologies	132,687	32,842	9	130,330	26,005
Non-Compete Agreements	4,947	4,622	5	5,613	5,188
Drawings & Manuals	4,007	2,728	5	3,942	2,578
Distributor Relationships	72,243	7,195	20	64,406	5,381
Other	18,227	6,240	14	13,753	4,314

Total	738,452	183,575	11	669,363	150,954

Unamortized Intangible Assets:
Trademarks	182,161			178,514

Total Intangible Assets	$920,613	$183,575		$847,877	$150,954

7. Discontinued Operations
2006
During the second quarter of 2006, the Company discontinued five businesses in the Technologies segment, one business in the Industries segment and one business in the Electronics segment. As a result, the Company recorded a $106.5 million write-down ($87.9 million after-tax) of the carrying value of these businesses to their estimated fair market value.
The five businesses from Dover Technologies are Universal Instruments, Hover-Davis, Vitronics Soltec, Alphasem in the Circuit, Assembly and Test Group and Mark Andy in the Product Identification and Print Group. In 2005, these five businesses had total revenue and earnings of $580.2 million and $26.7 million, respectively, and the 2006 year-to-date revenue and earnings were $291.8 million and $9.3 million, respectively. Dover also discontinued two other businesses, Kurz-Kasch in the Dover Electronics’ Components Group and a product line in the Industries’ segment.
During the first quarter of 2006, Dover completed the sale of Tranter PHE, a business discontinued in the Diversified segment in the fourth quarter of 2005, resulting in a pre-tax gain of approximately $109.0 million ($85.5 million after-tax). In addition, during the first quarter of 2006, the Company discontinued and sold a business in the Electronics segment for a loss of $2.5 million ($2.2 million after-tax). Also, during the first quarter of 2006, the Company discontinued an operating company, comprised of two businesses in the Resources segment, resulting in an impairment of approximately $15.4 million ($14.4 million after-tax).
2005
During the second quarter of 2005, the Company discontinued and sold Hydratight Sweeney for a gain of approximately $49.4 million ($46.9 million after-tax). During the first quarter of 2005, Dover discontinued a business in the Industries segment, resulting in a $2.2 million loss, net of tax.

10 of 27

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Summarized results of the Company’s discontinued operations are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2006	2005	2006	2005
Revenue	$193,913	$268,215	$407,371	$502,055

Gain (loss) on sale, net of taxes (1)	$(87,501)	$46,830	$(18,949)	$44,592

Earnings from operations before taxes	5,055	21,342	10,949	33,250
Provision for income taxes related to operations	(4,301)	(4,444)	(6,271)	(7,589)

Earnings (loss) from discontinued operations, net of tax	$(86,747)	$63,728	$(14,271)	$70,253

(1)	Includes impairments
At June 30, 2006, the assets and liabilities of discontinued operations primarily represent amounts related to the 7 companies discontinued in the second quarter as well as the operating company discontinued in the first quarter of 2006 and 2 previously discontinued businesses in the Systems and Resources segments. Additional detail related to the assets and liabilities of the Company’s discontinued operations is as follows:

	At June 30,	At December 31,
(in thousands)	2006	2005
Assets of Discontinued Operations
Current assets	$287,534	$327,202
Non-current assets	173,408	311,772

	$460,942	$638,974

Liabilities of Discontinued Operations
Current liabilities	$168,536	$156,802
Long-term liabilities	37,129	47,558

	$205,665	$204,360

In addition to the assets and liabilities of the entities currently held for sale in discontinued operations, the assets and liabilities of discontinued operations include residual amounts related to businesses previously sold. These residual amounts include property, plant and equipment, deferred tax assets, and contingency reserves.
8. Debt
Subsequent to June 30, 2006, the Company closed a structured five-year $175 million amortizing loan with a non-US lender. The proceeds of the loan will be used for operational investments and are not reflected in the Condensed Consolidated financial statements as of June 30, 2006.
Dover’s long-term notes with a book value of $1,344.8 million, of which $1.0 million matures in the current year, had a fair value of approximately $1,320.9 million at June 30, 2006. The estimated fair value of the long-term notes is based on quoted market prices for similar issues.
There are presently two interest rate swap agreements outstanding for a total notional amount of $100.0 million, designated as fair value hedges on part of the Company’s $150.0 million 6.25% Notes due on June 1, 2008. One $50 million interest rate swap exchanges fixed-rate interest for variable-rate interest. The other $50 million swap is designated in foreign currency and exchanges fixed-rate interest for variable-rate interest, and also hedges a portion of the Company’s net investment in foreign operations. The swap agreements have reduced the effective interest rate on the notes to 5.69%. There is no hedge ineffectiveness. The fair value of the interest rate swaps outstanding as of June 30, 2006 was determined through market quotation.
9. Commitments and Contingent Liabilities
A few of the Company’s subsidiaries are involved in legal proceedings relating to the cleanup of waste disposal sites identified under federal and state statutes which provide for the allocation of such costs among “potentially responsible parties.” In each instance, the extent of the liability of the Company or its subsidiaries appears to be

11 of 27

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
very small in relation to the total projected expenditures and the number of other “potentially responsible parties” involved and is anticipated to be immaterial to the Company. In addition, a few of the Company’s subsidiaries are involved in ongoing remedial activities at certain current and former plant sites, in cooperation with regulatory agencies, and appropriate reserves have been established.
The Company and certain of its subsidiaries are also parties to a number of other legal proceedings incidental to their businesses. These proceedings primarily involve claims by private parties alleging injury arising out of use of the products of Dover companies, exposure to hazardous substances, patent infringement, litigation and administrative proceedings involving employment matters, and commercial disputes. Management and legal counsel periodically review the probable outcome of such proceedings, the costs and expenses reasonably expected to be incurred, the availability and extent of insurance coverage, and established reserves. While it is not possible at this time to predict the outcome of these legal actions or any need for additional reserves, in the opinion of management, based on these reviews, it is very unlikely that the disposition of the lawsuits and the other matters mentioned above will have a material adverse effect on the financial position, results of operations, cash flows or competitive position of the Company. Estimated warranty program claims are provided for at the time of sale. Amounts provided for are based on historical costs and adjusted new claims. The changes in carrying amount of product warranties through June 30, 2006 and 2005 are as follows:

(in thousands)	2006	2005
Beginning Balance January 1	$37,749	$34,918
Provision for warranties	16,582	11,658
Settlements made	(13,111)	(11,719)
Other adjustments	1,005	117

Ending Balance June 30	$42,225	$34,974

10. Employee Benefit Plans
The following table sets forth the components of net periodic expense.

	Retirement Plan Benefits		Post Retirement Benefits
	Three Months Ended June 30,		Three Months Ended June 30,
(in thousands)	2006	2005	2006	2005
Expected return on plan assets	$7,900	$7,058	$—	$—
Benefits earned during period	(5,599)	(4,357)	(61)	(87)
Interest accrued on benefit obligation	(8,318)	(6,511)	(227)	(303)
Amortization of:
Prior service cost	(1,972)	(1,776)	43	83
Unrecognized actuarial losses	(2,604)	(1,334)	(15)	(25)
Transition	274	271	—	—

Net periodic expense	$(10,319)	$(6,649)	$(260)	$(332)

	Retirement Plan Benefits		Post Retirement Benefits
	Six Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2006	2005	2006			2005
Expected return on plan assets	$15,800	$14,116	$—			$—
Benefits earned during period	(11,198)	(8,714)	(144)			(185)
Interest accrued on benefit obligation	(16,636)	(13,022)	(502)			(644)
Amortization	—	—	—			—
Prior service cost	(3,944)	(3,552)	113			104
Unrecognized actuarial losses	(5,208)	(2,668)	(38)			(50)
Transition	548	542	—			—
Curtailment gain	—	—	—			502
Settlement gain (Tranter PHE sale)	—	—	4,699	(A	)	—

Net periodic (expense) income	$(20,638)	$(13,298)	$4,128			$(273)

(A)	Included in earnings from discontinued operations.

12 of 27

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
11. Comprehensive Earnings
Comprehensive earnings were as follows:

	Comprehensive Earnings		Comprehensive Earnings
	Three months Ended June 30,		Six Months Ended June 30,
(in thousands)	2006	2005	2006	2005

Net Earnings	$71,911	$173,201	$275,737	$271,335
Foreign Currency Translation adjustment	52,384	(66,448)	62,491	(116,495)
Unrealized holding losses, net of tax	(113)	(236)	(258)	(279)
Derivative cash flow hedges	75	(413)	100	(413)

Comprehensive Earnings	$124,257	$106,104	$338,070	$154,148

12. Segment Information
Dover has six reportable segments which are based on the management reporting structure used to evaluate performance. Segment financial information and a reconciliation of segment results to consolidated results follows:

(in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
REVENUE
Diversified	$208,148	$196,969	$408,012	$382,027
Electronics	222,751	121,700	422,246	238,680
Industries	215,338	210,450	423,909	404,405
Resources	435,341	377,135	860,503	733,442
Systems	234,124	177,735	415,409	333,606
Technologies	343,367	252,005	638,308	471,089
Intramarket eliminations	(3,672)	(2,675)	(6,760)	(5,075)

Total consolidated revenue	$1,655,397	$1,333,319	$3,161,627	$2,558,174

EARNINGS FROM CONTINUING OPERATIONS
Segment Earnings:
Diversified	$23,037	$22,975	$45,714	$43,399
Electronics	29,862	12,259	50,616	21,486
Industries	30,208	24,418	57,536	46,336
Resources	80,919	65,545	163,716	128,292
Systems	38,341	26,910	65,312	48,947
Technologies	60,684	33,284	108,396	50,874

Total segments	263,051	185,391	491,290	339,334
Corporate expense / other	(18,692)	(14,797)	(37,251)	(29,993)
Net interest expense	(19,266)	(15,241)	(40,746)	(31,356)

Earnings before provision for income taxes and discontinued operations	225,093	155,353	413,293	277,985
Provision for income taxes	(66,435)	(45,880)	(123,285)	(76,903)

Earnings from continuing operations — total consolidated	$158,658	$109,473	$290,008	$201,082

13. New Accounting Standards
On July 13, 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes.” The Interpretation clarifies the way companies are to account for uncertainty in income tax reporting and filing and prescribes a consistent recognition threshold and measurement attribute for recognizing, derecognizing, and measuring the tax benefits of a tax position taken, or expected to be taken, on a tax return. The Interpretation is effective for fiscal years beginning after December 15, 2006, although early adoption is possible. The Company does not plan to adopt early and is currently in the process of evaluating the impact, if any, the adoption of the Interpretation will have on its 2007 financial statements.

13 of 27

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
In December 2004, the FASB issued SFAS No. 123 (R), which revises previously issued SFAS 123, supersedes APB No. 25, and amends SFAS Statement No. 95 “Statement of Cash Flows.” Effective January 1, 2006, Dover adopted SFAS No. 123(R). See Note 2 for additional information related to the Company’s adoption of this standard.
In May 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”), which replaces APB No. 20 “Accounting Changes,” and SFAS No. 3 “Reporting Accounting Changes in Interim Financial Statements.” SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle, and applies to all voluntary changes in accounting principles, as well as changes required by an accounting pronouncement in the unusual instance that it does not include specific transition provisions. Specifically, SFAS 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine the period-specific effects or the cumulative effect of the change. SFAS 154 does not change the transition provisions of any existing pronouncement. SFAS 154 is effective for Dover for all accounting changes and corrections of errors made beginning January 1, 2006 and had no impact on Dover.
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

14 of 27

Item 2. Managements Discussion and Analysis of Financial Condition and Results of Operations
Refer to the section below entitled “Special Notes Regarding Forward Looking Statements” for a discussion of factors that could cause actual results to differ from the forward-looking statements contained below and throughout this quarterly report.
OVERVIEW
Dover Corporation (“Dover” or the “Company”) is a diversified multinational manufacturing corporation comprised of approximately 40 separate operating companies that provide a broad range of specialized industrial products and sophisticated manufacturing equipment, including related services and consumables. Dover’s operating companies are based primarily in the United States of America and Europe with manufacturing and other operations throughout the world. Dover reports its operating companies’ results in six reportable segments and discusses its operations in 13 groups.
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
Cash and cash equivalents of $271.8 million at June 30, 2006 increased from the December 31, 2005 balance of $185.9 million. Cash and cash equivalents were invested in highly liquid investment grade money market instruments with a maturity of 90 days or less.
The following table is derived from the Condensed Consolidated Statements of Cash Flows:

	Six Months Ended June 30,
Cash Flows from Continuing Operations (in thousands)	2006	2005
Cash Flows Provided By (Used In):
Operating activities	$301,427	$168,499
Investing activities	(31,416)	(73,272)
Financing activities	(208,795)	(66,691)
Cash flows provided by operating activities for the first six months of 2006 increased $132.9 million over the prior year period, primarily reflecting higher earnings from continuing operations and lower tax payments.
The cash used in investing activities in the first six months of 2006 was $31.4 million compared to a use of $73.3 million in the prior year period, largely reflecting proceeds from the closing of the sale of Tranter PHE in 2006, partially offset by higher capital expenditures in the 2006 period. Capital expenditures in the first six months of 2006 increased $31.6 million to $86.9 million as compared to $55.3 million in the prior year period primarily due to investments in plant expansions, plant machinery and information technology systems reflecting higher sales and market demand. Acquisition spending was $104.6 million during the first six months of 2006 compared to $115.7 million in the prior year period. Proceeds from the sale of discontinued businesses in the first six months of 2006 were $153.4 million compared to $95.9 million in the 2005 period. The Company currently anticipates that any additional acquisitions made during 2006 will be funded from available cash and internally generated funds and, if necessary, through the issuance of commercial paper, use of established lines of credit or public debt markets.
Cash used in financing activities for the first six months of 2006 totaled $208.8 million as compared to cash used of $66.7 million during the comparable period last year. The net change in cash used in financing activities of $142.1 during the first six months of 2006 primarily reflected a reduction in commercial paper borrowings partially offset by proceeds received from the exercise of stock options. Also, during the second quarter of 2006, the

15 of 27

Company purchased 700,000 shares of common stock in the open market at an average price of $47.19. During the six months ended June 30, 2006, the Company purchased a total of 800,000 shares of common stock in the open market at an average price of $47.28.
Adjusted Working Capital (calculated as accounts receivable, plus inventory, less accounts payable) increased from the prior year period by $134.2 million or 12% to $1,236.7 million, which reflected increases in receivables of $144.4 million and increases in inventory of $56.5 million, partially offset by an increase in payables of $66.7 million. There was no material impact from changes in foreign currency and acquisitions on Adjusted Working Capital. Average Adjusted Working Capital as a percentage of annualized revenue was 18.5% at June 30, 2006 compared to 20.0% at December 31, 2005, as the Company continues to focus on working capital management.
In addition to measuring its cash flow generation and usage based upon the operating, investing and financing classifications included in the Condensed Consolidated Statements of Cash Flows, the Company also measures free cash flow (a non-GAAP measure). Management believes that free cash flow is an important measure of operating performance because it provides both management and investors a measurement of cash generated from operations that is available to fund acquisitions, pay dividends, repay debt and repurchase Dover’s common stock. Dover’s free cash flow for the six months ended June 30, 2006 increased $101.4 million compared to the prior year period. The increase reflected higher earnings from continuing operations and lower tax payments offset by higher capital expenditures.
The following table is a reconciliation of free cash flow with cash flows from operating activities:

	Six Months Ended June 30,
Free Cash Flow (in thousands)	2006	2005
Cash flow provided by operating activities	$301,427	$168,499
Less: Capital expenditures	(86,914)	(55,346)

Free cash flow	$214,513	$113,153

Free cash flow as a percentage of revenue	6.8%	4.4%

The Company utilizes total debt and net debt-to-total-capitalization calculations to assess its overall financial leverage and capacity and believes the calculations are useful to investors for the same reason. The following table provides a reconciliation of total debt and net debt to total capitalization to the most directly comparable GAAP measures:

	At June 30,	At December 31,
Net Debt to Total Capitalization Ratio (in thousands)	2006	2005
Current maturities of long-term debt	$1,090	$1,201
Commercial paper and other short-term debt	36,748	192,961
Long-term debt	1,343,704	1,344,173

Total debt	1,381,542	1,538,335
Less: Cash and cash equivalents	271,794	185,939

Net debt	1,109,748	1,352,396

Add: Stockholders’ equity	3,631,845	3,329,523

Total capitalization	$4,741,593	$4,681,919

Net debt to total capitalization	23.4%	28.9%

The total debt level of $1,381.5 million at June 30, 2006 decreased from December 31, 2005 primarily as a result of using cash proceeds, net of tax, generated from the sale of Tranter PHE to lower commercial paper borrowings. The net debt decrease of $242.6 million was additionally impacted by the increase in cash flow from operations.
Dover’s long-term notes with a book value of $1,344.8 million, of which approximately $1.0 million matures in the current year, had a fair value of approximately $1,320.9 million at June 30, 2006. The estimated fair value of the long-term notes is based on quoted market prices for similar issues.

16 of 27

There are presently two interest rate swap agreements outstanding for a total notional amount of $100.0 million, designated as fair value hedges on part of the Company’s $150.0 million 6.25% Notes due on June 1, 2008. One $50 million interest rate swap exchanges fixed-rate interest for variable-rate interest. The other $50 million swap is designated in foreign currency and exchanges fixed-rate interest for variable-rate interest, and also hedges a portion of the Company’s net investment in foreign operations. The swap agreements have reduced the effective interest rate on the notes to 5.69%. There is no hedge ineffectiveness, and the fair value of the interest rate swaps outstanding as of June 30, 2006 was determined through market quotation.
Subsequent to June 30, 2006, the Company closed a structured five-year $175 million amortizing loan with a non-US lender. The proceeds of the loan will be used for operational investments and are not reflected in the Condensed Consolidated financial statements as of June 30, 2006.
Assuming all businesses currently in discontinued operations are sold by the end of 2006, the Company anticipates receiving after-tax proceeds in the range of $325 million.
(2) RESULTS OF OPERATIONS:
CONSOLIDATED RESULTS OF OPERATIONS
Revenue for the second quarter of 2006 increased 24% or $322.1 million to $1,655.4 million from the comparable 2005 period, driven principally by increases at Electronics, Technologies, Resources, and Systems. Acquisitions completed subsequent to the second quarter of 2005 contributed $109.5 million, or 7%, to consolidated revenue during the quarter ended June 30, 2006. Foreign currency translation rates had a negligible impact on revenue growth for the quarter. Gross profit increased 31% to $615.7 million from the prior year quarter while the gross profit margin improved to 37.2% from 35.2%.
Revenue for the first six months of 2006 increased 24% or $603.5 million to $3,161.6 million from the comparable 2005 period, primarily driven by increases Electronics, Technologies, Resources, and Systems. Acquisitions completed subsequent to the second quarter of 2005 contributed $203.7 million, or 6%, to consolidated revenue during the six months ended June 30, 2006. Revenue would have increased 25% over the prior year period if 2005 foreign currency translation rates were applied to 2006 results. Gross profit increased 29% to $1,164.9 million from the prior year period while the gross profit margin improved to 36.8% from 35.2%. Overall, segment operating margin totaled 15.9% and 15.5% for the quarter and year to date ended June 30, 2006, respectively.
Selling and administrative expenses of $367.2 million for the second quarter of 2006 increased $63.1 million over the comparable 2005 period, primarily due to increased revenue activity and $6.7 million of equity compensation expense related to the adoption of Statement of Financial Accounting Standard 123(R) (“SFAS No. 123(R)”), which requires companies to expense the fair value of equity compensation, such as stock options and stock settled appreciation rights (“SSARs”), primarily over the related vesting period. In the past, the pro forma compensation expense related to options and SSARs was only disclosed in the Notes to the Condensed Consolidated Financial Statements in accordance with Accounting Principles Board Opinion (“APB”) No. 25 “Accounting for Stock Issued to Employees.” The Company used the modified prospective method to adopt SFAS No. 123(R), which does not require the restatement of prior periods. Selling and administrative expenses as a percentage of revenue decreased to 22.2% from 22.8% in the comparable 2005 period. Excluding the effect of SFAS No. 123(R), selling and administrative expenses during the second quarter of 2006 would have been $360.5 million or 21.8% of revenue.
Selling and administrative expenses of $703.9 million for the first six months of 2006 increased $104.5 million over the comparable 2005 period, mainly due to increased revenue activity and $13.9 million of equity compensation expense. Selling and administrative expenses as a percentage of revenue decreased to 22.3% from 23.4% in the comparable 2005 period. Excluding the effect of SFAS No. 123(R), selling and administrative expenses for the first six months of 2006 would have been $690.0 million or 21.8% of revenue.
Interest expense, net, for the second quarter and first six months of 2006 increased $4.0 million and $9.4 million, respectively, due to increased borrowings during 2005 to fund acquisitions. Other expense (income), net, of $4.1 million and $7.0 million for the three and six months ended June 30, 2006, respectively, primarily related to the effects of foreign exchange fluctuations on assets and liabilities denominated in currencies other than the company’s functional currency.

17 of 27

The effective tax rate for continuing operations for the three and six months ended June 30, 2006 was 29.5% and 29.8%, respectively, compared to the prior year rates of 29.5% and 27.7%, respectively. The rate increase for the six-month period is due to a $5.5 million benefit related to a favorable federal tax court decision included in the prior year first quarter, lower relative United States federal tax credits and exclusions in 2006, and the expiration of the United States federal research and development tax credit for the 2006 period offset by a lower effective non-U.S. tax rate. Excluding the aforementioned tax court decision related benefit, the prior year six-month tax rate for continuing operations would have been 29.6%.
Earnings from continuing operations for the quarter increased 45% to $158.7 million or $0.77 EPS compared to $109.5 million or $0.54 EPS in the prior year second quarter. The increase was led by Technologies, Electronics and Resources with positive contributions from all other segments. Excluding the impact of SFAS No. 123(R), earnings from continuing operations for the quarter were $163.1 million or $0.79 EPS, an increase of 51% over the prior year first quarter.
Earnings from continuing operations for the six months ended June 30, 2006 increased 44% to $290.0 million or $1.41 EPS compared to $201.1 million or $0.98 EPS in the prior year period. The increase was led by Technologies, Electronics and Resources with positive contributions from all other segments. Excluding the impact of SFAS No. 123(R), earnings from continuing operations for the six months ended June 30, 2006 were $299.1 million or $1.46 EPS, an increase of 49% over the prior year period.
Net loss from discontinued operations for the quarter was $86.7 million or $0.42 EPS compared to net earnings of $63.7 million or $0.31 EPS for the same period last year. During the second quarter of 2006, the Company discontinued five businesses in the Technologies segment resulting in an impairment of $67.5 million ($59.8 million after-tax). In addition, the Company discontinued one business in the Industries segment and one in the Electronics segment, which resulted in an impairment of $39 million ($28.1 million after-tax). During the first quarter of 2006, Dover completed the sale of Tranter PHE, a business discontinued in the Diversified segment in the fourth quarter of 2005, resulting in a pre-tax gain of approximately $109.0 million ($85.5 million after-tax). In addition, during the first quarter of 2006, the Company discontinued and sold a business in the Electronics segment for a loss of $2.5 million ($2.2 million after-tax) and discontinued one operating company, which is comprised of two businesses, in the Resources segment, resulting in an impairment of approximately $15.4 million ($14.4 million after-tax). During the second quarter of 2005, the Company sold Hydratight Sweeney for a gain of approximately $49.4 million ($46.9 after-tax). In addition during the first quarter of 2005, Dover discontinued one minor business from the Industries segment, resulting in a $2 million loss.
Of the seven businesses discontinued during the second quarter of 2006, five were from the Dover Technologies segment, one from Dover Electronics and one from Dover Industries. The five businesses from Dover Technologies are Universal Instruments, Hover-Davis, Vitronics Soltec, Alphasem in the Circuit, Assembly and Test Group and Mark Andy in the Product Identification and Print Group. In 2005, these five businesses had total revenue and earnings of $580.2 million and $26.7 million, respectively, and the 2006 year-to-date revenue and earnings were $291.8 million and $9.3 million, respectively. Dover also discontinued two other businesses, Kurz-Kasch in the Dover Electronics Components Group and a product line in the Industries segment. These seven businesses collectively generated an operating margin of 4.3% for the full year 2005 and 2.9% for 2006 year-to-date.
SEGMENT RESULTS OF OPERATIONS
Diversified

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2006	2005	% Change	2006	2005	% Change

Revenue	$208,148	$196,969	6%	$408,012	$382,027	7%
Segment earnings	23,037	22,975	0%	45,714	43,399	5%
Operating margin	11.1%	11.7%		11.2%	11.4%
Bookings	216,659	199,741	8%	430,976	431,049	0%
Book-to-Bill	1.04	1.01		1.06	1.13
Backlog				327,943	296,607	11%

18 of 27

Diversified revenue increase over the prior year second quarter was driven by growth in both the Process Equipment and Industrial Equipment groups. Operating margin decreased 60 basis points as the impact of the revenue growth was partially offset by lower margin aerospace revenue. Backlog reached a record high on an 8% increase in bookings for the quarter. Excluding the impact of SFAS No. 123(R), earnings were $23.5 million and operating margin was 11.3%.
Industrial Equipment revenue was up 5% over the prior year quarter, mainly due to strong demand in the commercial aerospace and construction markets. The margin was down slightly reflecting a larger percentage of lower margin aerospace service revenue and the impact of SFAS No. 123(R). Bookings increased 4% and backlog increased 5% over the prior year quarter.
Process Equipment group’s revenue increased 8% over the prior year second quarter due to robust heat exchanger and oil and gas markets. Earnings grew 3% over the prior year second quarter, as increasing material costs, weakness in print related markets, and an unfavorable shift in product mix offset the incremental margin on improved sales. Bookings increased 16% and the backlog grew 28%.
For the six months ended June 30, 2006, the increase in Diversified revenue and earnings reflected improvements at both Industrial Equipment and Process Equipment. Industrial Equipment had a revenue increase of 5%, an earnings increase of 3% and bookings decreased 6%. Process Equipment had revenue and earnings increases of 12% and 21%, respectively, for the year to date period and bookings increased 14%.
Electronics

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2006	2005	% Change	2006	2005	% Change

Revenue	$222,751	$121,700	83%	$422,246	$238,680	77%
Segment earnings	29,862	12,259	144%	50,616	21,486	136%
Operating margin	13.4%	10.1%		12.0%	9.0%
Bookings	219,784	117,234	87%	443,343	240,194	85%
Book-to-Bill	0.99	0.96		1.05	1.01
Backlog				163,182	78,197	109%
The increase in revenue and earnings at Electronics compared to the prior year quarter was primarily due to the 2005 acquisitions of Knowles Electronics and Colder Products and significant organic growth in the Components group. Of the 83% revenue growth, 16% was organic, with the remainder mainly from acquisitions. Acquisition-related amortization and the effect of SFAS No. 123(R) partially offset the earnings improvement. Excluding the impact of SFAS No. 123(R), earnings were $30.7 million and operating margin was 13.8%.
Components operating earnings increased 369% compared to the prior year second quarter, on a revenue increase of 117%, as a result of the acquisitions and organic growth in all other Components businesses. Acquisitions accounted for 270% and 99% of the earnings and revenue growth, respectively. Bookings increased 131% and backlog increased 112%.
Commercial equipment revenue increased 13%, while earnings remained flat, compared to the prior year quarter. These results primarily reflect strength in the chemical dispensing and proportioning business, with softness in the ATM business offsetting earnings. Sequentially, Commercial equipment margin increased 570 basis points, reflecting improvements from the first quarter of 2006 in the ATM business. Backlog increased 62% while bookings remained flat compared to the prior year second quarter.
For the six months ended June 30, 2006, the increase in Electronics revenue and earnings primarily reflects the impact of the acquisitions, which contributed to Components revenue and earnings increases of 113% and 409%, respectively and bookings increased 121%. Commercial equipment earnings declined 25% on a revenue increase of 4%, compared to the prior year six-month period, and bookings increased 7%.

19 of 27

Industries

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2006	2005	% Change	2006	2005	% Change

Revenue	$215,338	$210,450	2%	$423,909	$404,405	5%
Segment earnings	30,208	24,418	24%	57,536	46,336	24%
Operating margin	14.0%	11.6%		13.6%	11.5%
Bookings	232,185	209,887	11%	451,608	406,343	11%
Book-to-Bill	1.08	1.00		1.07	1.00
Backlog				251,301	196,445	28%
Industries revenue increase over the prior year second quarter was driven by the Mobile Equipment group due to strength in the commercial transportation market, partially offset by a decrease at Service Equipment. Earnings gains were the result of the sixth consecutive quarter of increased earnings in Mobile Equipment, partially offset by the effect of SFAS No. 123(R). Operating margin increased 240 basis points largely due to operating efficiencies. Excluding the impact of SFAS No. 123(R), earnings were $30.9 million and operating margin was 14.3% or a 270 basis point increase over the prior year second quarter.
Mobile Equipment revenue increased 6% over the prior year second quarter, driven for the most part by strength in the commercial transportation market segment. Earnings increased 28% driven by volume and improved leverage. Bookings increased 23%, while backlog grew 33%.
Revenue in the Service Equipment group declined 3% compared to the prior year quarter due to continued weakness in the North American automotive service industry. Earnings increased 15% over the prior year second quarter due to operating efficiencies and reduced overhead due to a facility shutdown in the first quarter of 2006. Bookings decreased 9% although the backlog improved by 8%.
For the six months ended June 30, 2006, the increases in Industries revenue and earnings were driven by Mobile Equipment, which had increases of 10% and 40%, respectively and bookings increased 21%. Service Equipment revenue declined 4% while earnings remained flat compared to the prior year six month period, and bookings decreased 5%.
Resources

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2006	2005	% Change	2006	2005	% Change

Revenue	$435,341	$377,135	15%	$860,503	$733,442	17%
Segment earnings	80,919	65,545	23%	163,716	128,292	28%
Operating margin	18.6%	17.4%		19.0%	17.5%
Bookings	441,761	375,164	18%	896,430	762,285	18%
Book-to-Bill	1.01	0.99		1.04	1.04
Backlog				203,757	165,087	23%
Resources revenue, earnings, bookings and margin increases were primarily driven by the Oil and Gas Equipment group. Substantially all of the segment’s revenue growth was organic in nature. Excluding the impact of SFAS No. 123(R), earnings were $82.4 million and operating margin was 18.9% or a 150 basis point increase over the prior year quarter.
Oil and Gas Equipment again delivered the best quarterly results in the segment with increases over the prior year second quarter in revenue and earnings of 43% and 65%, respectively. High commodity pricing for oil continues to drive increased exploration, production, drilling and capacity expansion in the markets served by the group. The group continues to judiciously add capacity to meet the high levels of demand. Bookings increased by 37% and backlog increased 74%.
Fluid Solutions revenue increased by 4% while earnings remained flat when compared to the prior year second quarter due to softness in the retail fueling market, product mix and higher material costs. The revenue increase

20 of 27

was due to improvements in the chemical, industrial, bulk carrier, and retail fueling markets. Bookings increased 11% and backlog increased 15%.
Material Handling revenue and earnings increased 6% over the prior year second quarter. The increases were driven by demand in the construction, mobile crane, aerial lift and petroleum markets, partially offset by lower demand from the automotive and recreational vehicle markets. Bookings increased 9% while the backlog grew 17%.
For the six months ended June 30, 2006, the increase in Resources revenue and earnings was driven by Oil and Gas Equipment, which had increases of 42% and 62%, respectively, and bookings increased 43%. Fluid Solutions revenue increased 5% while earnings grew 2% compared to the prior year six month period and bookings increased 6%. Material Handling revenue increased 10% while earnings grew 11% compared to the prior year six month period and bookings increased 10%.
Systems

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2006	2005	% Change	2006	2005	% Change

Revenue	$234,124	$177,735	32%	$415,409	$333,606	25%
Segment earnings	38,341	26,910	42%	65,312	48,947	33%
Operating margin	16.4%	15.1%		15.7%	14.7%
Bookings	229,633	221,709	4%	460,669	377,890	22%
Book-to-Bill	0.98	1.25		1.11	1.13
Backlog				218,360	170,238	28%
Systems increases in revenue and earnings over the prior year second quarter were driven by both the Food Equipment group and the Packaging Equipment group. The margin increase was mostly due to positive leverage from the volume increases in can necking equipment and package closure systems, partially offset by the impact of SFAS No. 123(R). Excluding the impact of SFAS No. 123(R), earnings were $39.1 million and operating margin was 16.7% or a 160 basis point increase over the prior year.
Food Equipment revenue increased 34% and earnings increased 35% over the prior year second quarter driven by robust supermarket equipment sales. The group experienced incremental costs in meeting the sharp increase in demand for supermarket equipment. These cost factors will moderate as additional capacity is brought online. Bookings were up 10% over the prior year from supermarket and foodservice equipment and backlog increased 28%.
Packaging Equipment revenue increased 24% over the prior year second quarter, largely as a result of increased can necking equipment sales, primarily in international markets. Earnings increased 72% and margin increased due to the positive leverage from volume increases in both can necking equipment and package closure systems. Bookings decreased 14% due to the timing of orders of can necking equipment and backlog increased 29%.
For the six months ended June 30, 2006, the increases in Systems revenue and earnings were driven by both the Food Equipment group and the Packaging Equipment group. Food Equipment, revenue and earnings increased 28% and 35%, respectively, over the prior year six month period and bookings increased 30%. Packaging Equipment revenue increased 16% while earnings grew 36% and bookings remained flat.
Technologies

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2006	2005	% Change	2006	2005	% Change

Revenue	$343,367	$252,005	36%	$638,308	$471,089	35%
Segment earnings	60,684	33,284	82%	108,396	50,874	113%
Operating margin	17.7%	13.2%		17.0%	10.8%
Bookings	325,101	275,436	18%	664,225	509,047	30%
Book-to-Bill	0.95	1.09		1.04	1.08
Backlog				141,526	109,210	30%
Revenue, earnings and margin increases over the prior year second quarter reflect the continued strength of the segment’s markets seen over the prior nine months, particularly the backend semiconductor market. Of the 36%

21 of 27

revenue growth, 27% was organic, with the remainder mainly from acquisitions. Improvements were reported across both groups in the segment. Excluding the impact of SFAS No. 123(R), earnings were $62.1 million and operating margin was 18.1% or a 490 basis point increase over the prior year quarter.
Circuit Assembly & Test (“CAT”) revenue increased 56% while earnings increased 185% when compared to the prior year second quarter. All companies contributed to the record results with strong orders, sales and leverage in earnings and an increase in demand generated mainly by the strength of the consumer electronics industry. Bookings increased 31% and backlog increased 36% compared to the prior year period.
Product Identification (“PI”) revenue increased 14% while earnings increased 47% over the prior year second quarter, reflecting successful results from all product lines and all regions. The acquisition of O’Neil Product Development, which closed in May, contributed slightly less than half of the revenue increase and 15% of the earnings increase. Bookings increased 3% and backlog increased 19% over the prior year second quarter.
For the six months ended June 30, 2006, Technologies revenue increased 35%, bookings were up 30% and earnings increased 113%. CAT had a 61% and 51% increase in revenue and bookings, respectively, and a 259% increase in earnings. PI earnings increased 40% on a 9% increase in revenue and a 7% increase in bookings.
Outlook
The Company continues to benefit from strength in the Oil and Gas Equipment, Process Equipment, Product Identification and Electronic Components groups along with generally positive levels of orders and backlog in the other operating groups. Assuming continuation of the current economic environment, results for the second half of the year should remain positive, reflecting the contributions of these groups and the benefits of the continued focus on operational improvement.
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
As discussed in the “Consolidated Results of Operations” section above, Dover adopted SFAS No. 123(R) on January 1, 2006. The Company uses the Black-Scholes valuation model to estimate the fair value of SSARs and stock options issued by the Company. The model requires management to estimate the expected life of the SSAR or option and the volatility of Dover’s stock using historical data. For additional detail related to the assumptions used and the adoption of SFAS No. 123(R), see Note 2 to the Condensed Consolidated Financial Statements.
Except for the adoption of SFAS No. 123(R) discussed above, management believes there have been no changes during the quarter and six months ended June 30, 2006 to the items that the Company disclosed as its critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.
New Accounting Standards
See Note 13 – New Accounting Standards

22 of 27

Special Notes Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q, particularly “Management’s Discussion and Analysis,” contains forward-looking statements within the meaning of the Securities Act of 1933, as amended, the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. Such statements relate to, among other things, income, earnings, cash flows, changes in operations, operating improvements, industries in which Dover Companies operate and the U.S. and global economies. Statements in this 10-Q that are not historical are hereby identified as “forward-looking statements” and may be indicated by words or phrases such as “anticipates,” “supports,” “plans,” “projects,” “expects,” “believes,” “should,” “would,” “could,” “hope,” “forecast,” “management is of the opinion,” use of the future tense and similar words or phrases. Forward-looking statements are subject to inherent uncertainties and risks, including among others: increasing price and product/service competition by foreign and domestic competitors including new entrants; the impact of technological developments and changes on Dover companies, particularly companies in the Electronics and Technologies segments; the ability to continue to introduce competitive new products and services on a timely, cost-effective basis; changes in the cost or availability of energy or raw materials, particularly steel; changes in customer demand; the extent to which Dover companies are successful in expanding into new geographic markets, particularly outside of North America; the relative mix of products and services which impacts margins and operating efficiencies; the achievement of lower costs and expenses; domestic and foreign governmental and public policy changes including environmental regulations and tax policies (including domestic and foreign export subsidy programs, R&E credits and other similar programs); unforeseen developments in contingencies such as litigation; protection and validity of patent and other intellectual property rights; the success of the Company’s acquisition program; the cyclical nature of some of Dover’s companies; the impact of natural disasters, such as hurricanes, and their effect on global energy markets; and continued events in the Middle East and possible future terrorist threats and their effect on the worldwide economy. In addition, such statements could be affected by general industry and market conditions and growth rates, and general domestic and international economic conditions including interest rate and currency exchange rate fluctuations. In light of these risks and uncertainties, actual events and results may vary significantly from those included in or contemplated or implied by such statements. Readers are cautioned not to place undue reliance on such forward-looking statements. These forward-looking statements speak only as of the date made. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.
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

23 of 27

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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There has been no significant change in the Company’s exposure to market risk during the first six months of 2006. For a discussion of the Company’s exposure to market risk, refer to Item 7A, Quantitative and Qualitative Disclosures about Market Risk, contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.
Item 4. Controls and Procedures
At the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective as of June 30, 2006.
During the second quarter of 2006, there were no changes in the Company’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. In making its assessment of changes in internal control over financial reporting as of June 30, 2006, management has excluded those companies acquired in purchase business combinations during the twelve months ended June 30, 2006. The Company is currently assessing the control environments of these acquisitions. These companies are wholly-owned by the Company and their total revenue for the three month and six month periods ended June 30, 2006 represent approximately 6.6% and 6.4%, respectively, of the Company’s consolidated revenue for the same periods. Their assets represent approximately 18.2% of the Company’s consolidated assets at June 30, 2006.
PART II – OTHER INFORMATION
Item 1. Legal Proceedings
See Part I, Notes to Condensed Consolidated Financial Statements, Note 9.
Item 1A. Risk Factors
There have been no material changes with respect to risk factors as previously disclosed in Dover’s Annual Report on Form 10-K for its fiscal year ended December 31, 2005.

24 of 27

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a)	Not applicable.

(b)	Not applicable.

(c)	The table below presents shares of the Company’s stock which were acquired by the Company during the quarter:

					(d) Maximum Number
				(c) Total Number of	(or Approximate Dollar
	(a) Total			Shares Purchased as	Value) of Shares that
	Number of		(b) Average	Part of Publicly	May Yet Be Purchased
	Shares		Price Paid	Announced Plans or	under the Plans or
Period	Purchased		per Share	Programs	Programs
April 1 to April 30, 2006	—		$—	Not applicable	Not applicable
May 1 to May 31, 2006	214,415	(1)	48.91	Not applicable	Not applicable
June 1 to June 30, 2006	500,000	(2)	46.55	Not applicable	Not applicable

For the Second Quarter 2006	714,415		47.26	Not applicable	Not applicable

(1)	14,415 of these shares were acquired by the Company from the holders of its employee stock options when they tendered shares as full or partial payment of the exercise price of such options. These shares are applied against the exercise price at the market price on the date of exercise. The remainder of the shares were purchased in open-market transactions.

(2)	These shares were purchased in open-market transactions.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Submission of Matters to a Vote of Security Holders
The results of matters submitted to a vote of security holders at the Annual Meeting of Stockholders of Dover Corporation held on April 18, 2006, were reported in the Company’s first quarter Form 10-Q filed with the Securities and Exchange Commission on April 27, 2006, and are incorporated herein by reference.
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

25 of 27

Signatures
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

DOVER CORPORATION

Date: July 25, 2006	/s/ Robert G. Kuhbach

Robert G. Kuhbach, Vice President,
Finance & Chief Financial Officer
(Principal Financial Officer)

Date: July 25, 2006	/s/ Raymond T. McKay, Jr.

Raymond T. McKay, Jr., Vice President,
Controller
(Principal Accounting Officer)

26 of 27

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

27 of 27