Form 10-Q
period 2006-09-30
DOVER CORP
filed 2006-10-24
CIK 29905

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT
PURSUANT TO SECTION 13 or 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
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
Yes ☐ No ☑
The number of shares outstanding of the Registrant’s common stock as of October 20, 2006 was
204,163,335.

Dover Corporation
Form 10-Q

(All other schedules are not required and have been omitted)

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
DOVER CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited) (in thousands, except per share figures)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Revenue	$1,651,927	$1,364,597	$4,813,554	$3,922,771
Cost of goods and services	1,070,569	882,538	3,067,317	2,540,453

Gross profit	581,358	482,059	1,746,237	1,382,318
Selling and administrative expenses	355,264	301,005	1,059,130	900,364

Operating earnings	226,094	181,054	687,107	481,954

Interest expense, net	17,186	16,250	57,932	47,606
Other expense (income), net	2,609	(957)	9,583	(9,398)

Total interest/other expense, net	19,795	15,293	67,515	38,208

Earnings before provision for income taxes and discontinued operations	206,299	165,761	619,592	443,746
Provision for income taxes	49,991	42,719	173,276	119,622

Earnings from continuing operations	156,308	123,042	446,316	324,124

Earnings (loss) from discontinued operations, net	11,217	(362)	(3,054)	69,891

Net earnings	$167,525	$122,680	$443,262	$394,015

Basic earnings (loss) per common share:
Earnings from continuing operations	$0.77	$0.61	$2.19	$1.60
Earnings (loss) from discontinued operations	0.06	—	(0.01)	0.34
Net earnings	0.82	0.61	2.18	1.94

Weighted average shares outstanding	203,682	202,572	203,629	203,057

Diluted earnings (loss) per common share:
Earnings from continuing operations	$0.76	$0.60	$2.17	$1.59
Earnings (loss) from discontinued operations	0.05	—	(0.01)	0.34
Net earnings	0.82	0.60	2.16	1.93

Weighted average shares outstanding	205,313	203,918	205,294	204,236

Dividends paid per common share	$0.19	$0.17	$0.53	$0.49

The following table is a reconciliation of the share amounts used in computing earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Weighted average shares outstanding — Basic	203,682	202,572	203,629	203,057
Dilutive effect of assumed exercise of employee stock options	1,631	1,346	1,665	1,179

Weighted average shares outstanding — Diluted	205,313	203,918	205,294	204,236

Anti-dilutive shares excluded from diluted EPS computation	1,837	3,755	2,252	4,537
See Notes to Condensed Consolidated Financial Statements

1 of 26

DOVER CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited) (in thousands)

	At September 30, 2006	At December 31, 2005
Assets
Current assets:
Cash and equivalents	$339,173	$185,939
Receivables, net	1,037,855	856,829
Inventories, net	713,009	578,386
Prepaid and other current assets	69,061	51,132
Deferred tax asset	63,404	46,881

Total current assets	2,222,502	1,719,167

Property, plant and equipment, net	805,820	719,184
Goodwill	2,793,004	2,566,816
Intangible assets, net	902,745	696,923
Other assets and deferred charges	247,339	239,429
Assets of discontinued operations	353,331	638,974

Total assets	$7,324,741	$6,580,493

Liabilities
Current liabilities:
Notes payable and current maturities of long-term debt	$51,360	$194,162
Accounts payable	404,785	332,739
Accrued compensation and employee benefits	247,449	219,447
Accrued insurance	128,736	112,766
Other accrued expenses	173,759	156,298
Federal and other taxes on income	166,108	95,413

Total current liabilities	1,172,197	1,110,825

Long-term debt	1,491,203	1,344,173
Deferred income taxes	388,689	351,564
Other deferrals (principally compensation)	283,260	240,048
Liabilities of discontinued operations	193,019	204,360
Commitments and contingent liabilities
Stockholders’ Equity
Total stockholders’ equity	3,796,373	3,329,523

Total liabilities and stockholders’ equity	$7,324,741	$6,580,493

DOVER CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (unaudited) (in thousands)

			Accumulated
	Common	Additional	Other			Total
	Stock	Paid-In	Comprehensive	Retained	Treasury	Stockholders’
	$1 Par Value	Capital	Earnings (Loss)	Earnings	Stock	Equity
Balance at December 31, 2005	$239,796	$122,181	$57,778	$4,004,944	$(1,095,176)	$3,329,523
Net earnings	—	—	—	443,262	—	443,262
Dividends paid	—	—	—	(106,953)	—	(106,953)
Common stock issued for options exercised	1,959	57,186	—	—	—	59,145
Stock-based compensation expense	—	22,314	—	—	—	22,314
Tax benefit from exercises of stock options	—	12,043	—	—	—	12,043
Common stock acquired	—	—	—	—	(47,766)	(47,766)
Translation of foreign financial statements	—	—	85,059	—	—	85,059
Other, net of tax	—	—	(254)	—	—	(254)

Balance at September 30, 2006	$241,755	$213,724	$142,583	$4,341,253	$(1,142,942)	$3,796,373

Preferred Stock, $100 par value per share. 100,000 shares authorized; none issued.
See Notes to Condensed Consolidated Financial Statements

2 of 26

DOVER CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited) (in thousands)

	Nine Months Ended September 30,
	2006	2005
Operating Activities of Continuing Operations

Net earnings	$443,262	$394,015

Adjustments to reconcile net earnings to net cash from operating activities:
Loss (earnings) from discontinued operations	3,054	(69,891)
Depreciation and amortization	146,847	111,354
Stock-based compensation	20,311	—
Changes in current assets and liabilities (excluding effects of acquisitions, dispositions and foreign exchange):
Increase in accounts receivable	(106,736)	(123,257)
Increase in inventories	(42,144)	(1,413)
Decrease (increase) in prepaid expenses and other assets	(3,552)	1,709
Increase in accounts payable	24,763	14,163
Increase in accrued expenses	31,658	58,505
Increase (decrease) in accrued and deferred taxes	27,926	(11,298)
Other non-current, net	47,057	(28,724)
Contributions to defined benefit pension plan	—	(18,000)

Net cash provided by operating activities of continuing operations	592,446	327,163

Investing Activities of Continuing Operations
Proceeds from the sale of property and equipment	8,987	7,442
Additions to property, plant and equipment	(137,559)	(88,220)
Proceeds from sales of discontinued businesses	274,198	142,943
Acquisitions (net of cash and cash equivalents acquired)	(511,429)	(1,077,414)

Net cash used in investing activities of continuing operations	(365,803)	(1,015,249)

Financing Activities of Continuing Operations
Increase (decrease) in debt, net	(1,110)	786,631
Purchase of treasury stock	(47,766)	(51,162)
Proceeds from exercise of stock options, including tax benefits	71,188	13,529
Dividends to stockholders	(106,953)	(99,434)

Net cash provided by (used in) financing activities of continuing operations	(84,641)	649,564

Cash Flows From Discontinued Operations (revised, see note 1)
Net cash provided by operating activities of discontinued operations	5,674	74,711
Net cash used in investing activities of discontinued operations	(6,720)	(19,728)

Net cash provided by (used in) discontinued operations	(1,046)	54,983

Effect of exchange rate changes on cash	12,278	(17,493)

Net increase (decrease) in cash and cash equivalents	153,234	(1,032)
Cash and cash equivalents at beginning of period	185,939	309,870

Cash and cash equivalents at end of period	$339,173	$308,838

See Notes to Condensed Consolidated Financial Statements

3 of 26

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
2. New Accounting Pronouncement — Stock-Based Compensation
2005 Equity and Cash Incentive Plan
On April 20, 2004, the stockholders approved the Dover Corporation 2005 Equity and Cash Incentive Plan (the “2005 Plan”) to replace the 1995 Incentive Stock Option Plan and 1995 Cash Performance Program (the “1995 Plan”). Under the 2005 Plan, a maximum aggregate of 20 million shares are reserved for grants (non-qualified and incentive stock options, stock settled appreciation rights (“SSARs”), and restricted stock) to key personnel between February 1, 2005 and January 31, 2015, provided that no incentive stock options shall be granted under the plan after February 11, 2014 and a maximum of one million shares may be granted as restricted stock. The exercise price of options and SSARs may not be less than the fair market value of the stock at the time the awards are granted. The period during which these options and SSARs are exercisable is fixed by the Company’s Compensation Committee at the time of grant, but generally may not commence sooner than three years after the date of grant, and may not exceed ten years from the date of grant. All stock options or SSARs that have been issued under the 1995 Plan or the 2005 Plan vest after three years of service and expire at the end of ten years. All stock options and SSARs are granted at regularly scheduled quarterly Compensation Committee meetings (usually only at the meeting during the first quarter) and have an exercise price equal to the fair market value of Dover stock on that day. New common shares are issued when options or SSARs are exercised.
In the first quarter of 2006, the Company issued 1,886,989 SSARs under the 2005 Plan. No SSARs were issued in the third quarter of 2006. No stock options were issued in 2006 and the Company does not anticipate issuing stock options in the future.
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
Effective January, 1 2006, Dover adopted SFAS No. 123(R) which no longer permits the use of the intrinsic value method under APB No. 25. The Company used the modified prospective method to adopt SFAS No. 123(R), which requires compensation expense to be recorded for all stock–based compensation granted on or after January 1, 2006, as well as the unvested portion of previously granted options. The Company is recording the compensation expense on a straight-line basis, generally over the explicit service period of three years (except for retirement eligible employees and retirees). Prior to adoption, the Company calculated its pro-forma footnote disclosure related

4 of 26

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS(continued)
(unaudited)
to stock-based compensation using the explicit service period for all employees, and will continue to vest those awards over their explicit service period. Concurrent with the adoption of SFAS No. 123(R), the Company changed its accounting policy for awards granted after January 1, 2006 to immediately expense awards granted to retirement eligible employees and to shorten the vesting period for any employee who will become eligible to retire within the three-year explicit service period. Expense for these employees will be recorded over the period from the date of grant through the date the employee first becomes eligible to retire and is no longer required to provide service.
The following table illustrates the effect on net earnings and basic and diluted earnings per share if the Company had recognized compensation expense for stock options granted in prior years. The 2005 pro forma amounts in this table were based on the explicit service periods (three years) of the options granted without consideration of retirement eligibility:

	Three Months Ended		Nine Months Ended
(in thousands, except per share figures)	September 30, 2005		September 30, 2005
Net earnings, as reported	$122,680		$394,015
Add:
Total stock-based employee compensation expense included in net earnings, net of tax	—		—
Deduct:
Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax effects	(4,735)	(A)	(14,133)

Pro forma net earnings	$117,945		$379,882

Earnings per share:
Basic-as reported	$0.61		$1.94
Basic-pro forma	0.58		1.87
Diluted-as reported	0.60		1.93
Diluted-pro forma	0.58		1.86

(A)	Had the Company applied the new accounting treatment for retirement eligible employees to grants made prior to 2006, stock-based compensation expense, net of tax benefits, would have been $4.2 million in the third quarter of 2005 and $12.6 million for the nine months ended September 30, 2005.
The following table illustrates the effect that the adoption of SFAS No. 123(R) had on the Company’s results and cash flows:

	Three Months Ended September 30, 2006				Nine Months Ended September 30, 2006
	Under Pre - SFAS				Under Pre - SFAS
(in thousands, except per share figures)	No. 123(R )	SFAS No. 123(R )			No. 123(R )	SFAS No.
	Accounting	Impact		Actual	Accounting	123(R ) Impact		Actual
Earnings before provision for income taxes and discontinued operations	$212,662	$6,363	(A)	$206,299	$639,903	$20,311	(A)	$619,592
Earnings from continuing operations	160,444	4,136		156,308	459,518	13,202		446,316
Net Earnings	171,922	4,397	(B)	167,525	457,702	14,440	(B)	443,262

Net Earnings:
Basic EPS	$0.84	$0.02		$0.82	$2.25	$0.07		$2.18
Diluted EPS	0.84	$0.02		0.82	2.23	0.07		2.16

Cash Flows:
Operating Activities	N/A	N/A		N/A	$604,489	$(12,043)	(C)	$592,446
Financing Activities	N/A	N/A		N/A	(96,684)	12,043		(84,641)

(A)	Recorded in Selling and Administrative expenses.

(B)	Had the Company applied the new accounting treatment for retirement eligible employees to grants made prior to 2006, stock based compensation expense, net of tax benefits, would have been $4.2 million and $13.6 million for the third quarter and first nine months of 2006, respectively.

(C)	Represents tax benefit from option exercises.

5 of 26

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS(continued)
(unaudited)
The fair values of the 2006 SSAR and 2005 stock option grants were estimated on the dates of grant using a Black-Scholes option-pricing model with the following assumptions:

			2006 Grant	2005 Grant
			SSARs	Stock Options
Risk-free interest rates			4.63%	3.97%
Dividend yield			1.52%	1.70%
Expected life	(A	)	8	8
Volatility	(B	)	30.73%	31.15%
Weighted average option grant price			$46.00	$38.00
Weighted average fair value of options granted			$17.01	$13.24

(A)	Represents an estimate of the period of time that stock options and SSARs are expected to remain outstanding and is based on historical data of employee exercises.

(B)	Calculated using the daily returns of Dover’s stock over a historical period equal to the expected life of the SSAR or stock option.
2006 Activity
A summary of activity for SSARs and stock options for the nine months ended September 30, 2006 is as follows:

	SSARs				Stock Options
				Weighted					Weighted
		Weighted		Average					Average
		Average		Remaining		Weighted			Remaining
		Exercise	Aggregate	Contractual		Average Exercise	Aggregate		Contractual
	Shares	Price	Intrinsic Value	Term (Years)	Shares	Price	Intrinsic Value		Term (Years)
Outstanding at 1/1/2006	—	$—			13,598,833	$34.61
Granted	1,886,989	46.00			—	—
Forfeited	(49,517)	46.00			(208,160)	38.98
Exercised	—	—	$—		(1,958,077)	29.64	$34,391,766	(A)

Outstanding at 9/30/2006	1,837,472	46.00	2,679,938	9.34	11,432,596	35.39	138,021,214		5.05

Exercisable at September 30, 2006 through:

2007	—		—		184,024	$24.72	$4,184,428
2008	—		—		437,285	35.00	5,447,912
2009	—		—		734,913	31.00	12,095,560
2010	—		—		610,717	39.00	5,165,745
2011	—		—		1,355,073	41.00	8,751,728
2012	—		—		1,527,469	38.00	14,447,553
2013	—		—		2,375,630	24.50	54,540,882

Total exercisable	—		—	—	7,225,111	32.98	104,633,808		4.67

(A)	Cash received by the Company for stock options exercised during nine months ended September 30, 2006 totaled $59.1 million. The aggregate intrinsic value of stock options exercised during the comparable prior year period was $8.6 million.

6 of 26

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS(continued)
(unaudited)
The following table summarizes the status of all non-vested stock-based awards:

	SSARs		Stock Options
		Weighted
		Average		Weighted
		Grant-Date		Average Grant-
	Shares	Fair Value	Shares	Date Fair Value
Non-vested at 1/1/2006	—	$—	7,505,593	$11.92
Granted	1,886,989	17.01	—	—
Vested	—	—	(3,055,543)	8.90
Forfeited	(49,517)	17.01	(242,565)	13.80

Non-vested at 9/30/2006	1,837,472	17.01	4,207,485	13.49

Unrecognized compensation expense related to non-vested shares was $37.0 million at September 30, 2006. This cost is expected to be recognized over a weighted average period of 1.9 years.
Additional Detail

	SSARs Outstanding			SSARs Exercisable
		Weighted	Weighted Average		Weighted
		Average Exercise	Remaining Life in		Average Exercise	Weighted Average
Range of Exercise Prices	Number	Price	Years	Number	Price	Remaining Life in Years
$46.00	1,837,472	$46.00	9.34	—	$—	—

	Options Outstanding			Options Exercisable
		Weighted	Weighted Average		Weighted
		Average Exercise	Remaining Life in		Average Exercise	Weighted Average
Range of Exercise Prices	Number	Price	Years	Number	Price	Remaining Life in Years
$24.50 - $31.00	3,298,217	$26.00	5.14	3,298,217	$26.00	5.14
$33.00 - $39.00	4,821,909	37.85	6.15	2,570,421	37.71	4.22
$39.40 - $46.00	3,312,470	41.15	6.14	1,356,473	41.01	4.36
Also, during the third quarter of 2006, the Company purchased 100,000 shares of common stock in the open market at an average price of $45.91. During the nine months ended September 30, 2006, the Company purchased a total of 900,000 shares of common stock in the open market at an average price of $47.12.

7 of 26

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS(continued)
(unaudited)
3. Acquisitions
The 2006 acquisitions are wholly-owned and had an aggregate cost of $511.4 million, net of cash acquired, at the date of acquisition. The following table details acquisitions made during 2006:

Operating
Date	Type	Acquired Companies	Location (Near)	Segment	Group	Company
27-Feb	Stock	Infocash/Cash Services Limited	Abingdon, U.K.	Electronics	Commercial Equipment	Triton
Deployer of Automated Teller Machines (ATM’s), and provider of ATM field maintenance/repair and finance services.

28-Feb	Stock	Cash Point Machines PLC	Barnstaple, U.K.	Electronics	Commercial Equipment	Triton
Deployer of ATM’s and ATM service management.

12-May	Stock	O’Neil Product Development Inc.	Irvine, CA	Technologies	Product Identification	N/A
Manufacturer of portable printers and related media consumables sold under the O’Neil brand and to various OEM partners.

30-Aug	Stock	Paladin Brands Holding Inc.	Cedar Rapids, Iowa	Resources	Material Handling	N/A
Manufacturer of attachments and tools used in heavy and light mobile equipment.
Dover is continuing to evaluate the initial purchase price allocations of certain acquisitions and will adjust the allocations as additional information relative to the fair values of the assets and liabilities of the businesses becomes known. The Company is also in the process of obtaining or finalizing appraisals of tangible and intangible assets for certain acquisitions. Accordingly, management has used their best estimate in the initial purchase price allocation as of the date of these financial statements. The following table summarizes the estimated fair values of the assets and liabilities assumed as of the dates of the 2006 acquisitions and the amounts assigned to goodwill and intangible asset classifications.

As of September 30, 2006
(in thousands)	Total
Current assets, net of cash acquired	$125,109
PP&E	44,646
Goodwill	236,302
Intangibles	221,461
Other assets	449

Total assets acquired	627,967

Total liabilities assumed	(116,538)

Net assets acquired	$511,429

The following unaudited pro forma information illustrates the effect on Dover’s revenue and net earnings for the three and nine month periods ended September 30, 2006 and 2005, assuming that the 2006 and 2005 acquisitions had all taken place on January 1, 2005.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share figures)	2006	2005	2006	2005
Revenue from continuing operations:
As reported	$1,651,927	$1,364,597	$4,813,554	$3,922,771
Pro forma	1,709,287	1,526,220	5,058,882	4,438,078
Net earnings from continuing operations:
As reported	$156,308	$123,042	$446,316	$324,124
Pro forma	159,534	128,756	461,015	343,042
Basic earnings per share from continuing operations:
As reported	$0.77	$0.61	$2.19	$1.60
Pro forma	0.78	0.64	2.26	1.69
Diluted earnings per share from continuing operations:
As reported	$0.76	$0.60	$2.17	$1.59
Pro forma	0.78	0.63	2.25	1.68

8 of 26

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
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
4. Inventory
The following table displays the components of inventory:

	At September 30,	At December 31,
(in thousands)	2006	2005

Raw materials	$335,063	$269,603
Work in progress	190,453	146,479
Finished goods	229,364	201,110

Subtotal	754,880	617,192
Less LIFO reserve	41,871	38,806

Total	$713,009	$578,386

5. Property, Plant and Equipment
The following table displays the components of property, plant and equipment:

	At September 30,	At December 31,
(in thousands)	2006	2005

Land	$52,495	$52,437
Buildings and improvements	473,132	438,893
Machinery, equipment and other	1,571,637	1,437,535

	2,097,264	1,928,865
Accumulated depreciation	(1,291,444)	(1,209,681)

Total	$805,820	$719,184

6. Goodwill and Other Intangible Assets
The following table provides the changes in carrying value of goodwill by market segment through the nine months ended September 30, 2006 (see Note 3 for discussion of purchase price allocations):

			Other adjustments
		Goodwill from 2006	including currency
(in thousands)	At December 31, 2005	acquisitions	translations		At September 30, 2006
Diversified	$271,304	$—	$2,198		$273,502
Electronics	744,236	13,262	(25,545	)(A)	731,953
Industries	239,417	—	(3,956)		235,461
Resources	611,789	162,987	4,067		778,843
Systems	106,792	—	1,455		108,247
Technologies	593,278	60,053	11,667		664,998

Total	$2,566,816	$236,302	$(10,114)		$2,793,004

(A)	Includes a reclass from goodwill to customer-related intangibles of $23 million related to the September 2005 acquisition of Knowles Electronics Holdings, Inc.

9 of 26

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The following table provides the gross carrying value and accumulated amortization for each major class of intangible asset:

	At September 30, 2006			At December 31, 2005
	Gross Carrying	Accumulated	Average	Gross Carrying	Accumulated
(in thousands)	Amount	Amortization	Life	Amount	Amortization
Amortized Intangible Assets:
Trademarks	$66,583	$11,579	29	$25,857	$10,083
Patents	106,332	62,858	13	107,680	57,823
Customer Intangibles	520,384	68,707	9	317,782	39,582
Unpatented Technologies	133,575	36,328	9	130,330	26,005
Non-Compete Agreements	4,948	4,678	5	5,613	5,188
Drawings & Manuals	4,016	2,802	5	3,942	2,578
Distributor Relationships	72,353	8,215	20	64,406	5,381
Other	17,134	6,801	14	13,753	4,314

Total	925,325	201,968	12	669,363	150,954

Unamortized Intangible Assets:
Trademarks	179,388			178,514

Total Intangible Assets	$1,104,713	$201,968		$847,877	$150,954

7. Discontinued Operations
2006
During the third quarter of 2006 the Company finalized the sales of four previously discontinued businesses. As a result of the gains on the sales ($27.2 million net of tax) and adjustments to the carrying value of other previously discontinued businesses ($21.6 million net of tax), the Company recorded a $5.6 million gain, net of tax.
During the second quarter of 2006, the Company discontinued five businesses in the Technologies segment, one business in the Industries segment and one business in the Electronics segment. As a result, the Company recorded a $106.5 million write-down ($87.9 million after-tax) of the carrying values of these businesses to their estimated fair market value.
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

10 of 26

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Summarized results of the Company’s discontinued operations are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2006	2005	2006	2005

Revenue	$168,386	$248,133	$575,757	$750,188

Gain (loss) on sale, net of taxes (1)	$5,623	$(8,885)	$(10,340)	$35,707

Earnings from operations before taxes	(644)	11,837	4,294	45,087
Provision for income taxes related to operations	6,238	(3,314)	2,992	(10,903)

Earnings (loss) from discontinued operations, net of tax	$11,217	$(362)	$(3,054)	$69,891

(1)	Includes impairments
At September 30, 2006, the assets and liabilities of discontinued operations primarily represent amounts related to five of the seven companies discontinued in the second quarter and two previously discontinued businesses in the Systems and Resources segments. Additional detail related to the assets and liabilities of the Company’s discontinued operations is as follows:

	At September 30,	At December 31,
(in thousands)	2006	2005

Assets of Discontinued Operations
Current assets	$230,016	$327,202
Non-current assets	123,315	311,772

	$353,331	$638,974

Liabilities of Discontinued Operations
Current liabilities	$166,435	$156,802
Long-term liabilities	26,584	47,558

	$193,019	$204,360

In addition to the assets and liabilities of the entities currently held for sale in discontinued operations, the assets and liabilities of discontinued operations include residual amounts related to businesses previously sold. These residual amounts include property, plant and equipment, deferred tax assets, and accruals.
8. Debt
During the third quarter of 2006, the Company closed a structured five-year $175 million amortizing loan with a non-US lender. The loan agreement includes a put and call provision that can be exercised starting in June of 2008 though the end of the loan term.
Dover’s long-term notes with a book value of $1,523.5 million, of which $32.3 million matures in the current year, had a fair value of approximately $1,529.3 million at September 30, 2006. The estimated fair value of the long-term notes is based on quoted market prices for similar issues.
There are presently two interest rate swap agreements outstanding for a total notional amount of $100.0 million, designated as fair value hedges on part of the Company’s $150.0 million 6.25% Notes due on June 1, 2008. One $50 million interest rate swap exchanges fixed-rate interest for variable-rate interest. The other $50 million swap is designated in foreign currency and exchanges fixed-rate interest for variable-rate interest, and also hedges a portion of the Company’s net investment in foreign operations. The swap agreements have reduced the effective interest rate on the notes to 5.71%. There is no hedge ineffectiveness. The fair value of the interest rate swaps outstanding as of September 30, 2006 was determined through market quotation.
9. Commitments and Contingent Liabilities
A few of the Company’s subsidiaries are involved in legal proceedings relating to the cleanup of waste disposal sites identified under federal and state statutes which provide for the allocation of such costs among “potentially responsible parties.” In each instance, the extent of the liability of the Company or its subsidiaries appears to be

11 of 26

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
The Company and certain of its subsidiaries are also parties to a number of other legal proceedings incidental to their businesses. These proceedings primarily involve claims by private parties alleging injury arising out of use of the products of Dover companies, exposure to hazardous substances, patent infringement, litigation and administrative proceedings involving employment matters and commercial disputes. Management and legal counsel periodically review the probable outcome of such proceedings, the costs and expenses reasonably expected to be incurred, the availability and extent of insurance coverage, and established reserves. While it is not possible at this time to predict the outcome of these legal actions or any need for additional reserves, in the opinion of management, based on these reviews, it is very unlikely that the disposition of the lawsuits and the other matters mentioned above will have a material adverse effect on the financial position, results of operations, cash flows or competitive position of the Company.
Estimated warranty program claims are provided for at the time of sale. Amounts provided for are based on historical costs and adjusted new claims. The changes in the carrying amount of product warranties through September 30, 2006 and 2005 are as follows:

(in thousands)	2006	2005
Beginning Balance January 1	$37,749	$34,918
Provision for warranties	26,509	18,909
Settlements made	(20,358)	(17,952)
Other adjustments	3,393	334

Ending Balance September 30	$47,293	$36,209

10. Employee Benefit Plans
The following table sets forth the components of net periodic expense.

	Retirement Plan Benefits		Post Retirement Benefits
	Three Months Ended September 30,		Three Months Ended September 30,
(in thousands)	2006	2005	2006	2005

Expected return on plan assets	$7,900	$7,058	$—	$—
Benefits earned during period	(5,599)	(4,357)	(11)	(86)
Interest accrued on benefit obligation	(8,318)	(6,511)	(189)	(299)
Amortization of:				—
Prior service cost	(1,972)	(1,776)	43	83
Unrecognized actuarial losses	(2,604)	(1,334)	47	(15)
Transition	274	271	—	—

Net periodic expense	$(10,319)	$(6,649)	$(110)	$(317)

	Retirement Plan Benefits		Post Retirement Benefits
	Nine Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2006	2005	2006		2005

Expected return on plan assets	$23,700	$21,174	$—		$—
Benefits earned during period	(16,797)	(13,071)	(155)		(271)
Interest accrued on benefit obligation	(24,954)	(19,533)	(691)		(943)
Amortization
Prior service cost	(5,916)	(5,328)	156		187
Unrecognized actuarial losses	(7,812)	(4,002)	9		(65)
Transition	822	813	—		—
Curtailment gain	—	—	—		502
Settlement gain (Tranter PHE sale)	—	—	4,699	(A)	—

Net periodic (expense) income	$(30,957)	$(19,947)	$4,018		$(590)

(A)	Included in earnings from discontinued operations.

12 of 26

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
11. Comprehensive Earnings
Comprehensive earnings were as follows:

	Comprehensive Earnings		Comprehensive Earnings
	Three months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2006	2005	2006	2005

Net Earnings	$167,525	$122,680	$443,262	$394,015

Foreign currency translation adjustment	22,568	5,638	85,059	(109,675)
Unrealized holding losses, net of tax	37	(40)	(221)	(320)
Derivative cash flow hedges	(133)	1,678	(33)	1,265

Comprehensive Earnings	$189,997	$129,956	$528,067	$285,285

12. Segment Information
Dover has six reportable segments which are based on the management reporting structure used to evaluate performance. Segment financial information and a reconciliation of segment results to consolidated results follows:

(in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
REVENUE
Diversified	$196,360	$185,050	$604,372	$567,077
Electronics	225,469	112,781	647,715	351,461
Industries	221,387	206,274	645,296	610,679
Resources	463,853	390,249	1,324,356	1,123,691
Systems	217,543	197,076	632,952	530,682
Technologies	330,768	275,612	969,076	746,701
Intramarket eliminations	(3,453)	(2,445)	(10,213)	(7,520)

Total consolidated revenue	$1,651,927	$1,364,597	$4,813,554	$3,922,771

EARNINGS FROM CONTINUING OPERATIONS
Segment Earnings:
Diversified	$23,061	$23,121	$68,774	$66,520
Electronics	31,618	5,208	82,234	26,694
Industries	31,389	28,180	88,925	74,516
Resources	76,641	65,077	240,357	193,369
Systems	24,920	29,221	90,232	78,168
Technologies	52,257	44,591	160,653	95,466

Total segments	239,886	195,398	731,175	534,733
Corporate expense / other	(16,401)	(13,387)	(53,651)	(43,381)
Net interest expense	(17,186)	(16,250)	(57,932)	(47,606)

Earnings before provision for income taxes and discontinued operations	206,299	165,761	619,592	443,746
Provision for income taxes	49,991	42,719	173,276	119,622

Earnings from continuing operations — total consolidated	$156,308	$123,042	$446,316	$324,124

13. New Accounting Standards
In September 2006, the Financial Accounting Standards Board (“FASB”) the issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an Amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS No. 158”). SFAS No. 158 requires companies to report the funded status of their defined benefit pension and other postretirement benefit plans on their balance sheets as a net liability or asset as of December 31,

13 of 26

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
2006. The new standard does not address the accounting treatment for pension and postretirement benefits in the income statement. Based on current estimates, upon adoption, Dover is expected to record a net reduction to stockholder’s equity of approximately $123.3 million, net of tax, as of December 31, 2006. This adjustment will have no impact on the Company’s debt covenants.
In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current year Financial Statements” (“SAB 108”), which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 is effective as of the end of Dover’s 2006 fiscal year, allowing a one-time transitional cumulative effect adjustment to beginning retained earnings as of January 1, 2006 for errors that were not previously deemed material, but are material under the guidance in SAB 108. We are currently evaluating the impact of adopting SAB 108 on our financial statements.
In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements” (“SFAS No. 157”) which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This statement is effective for fiscal periods beginning after November 15, 2007 and does not require any new fair value measurements. The Company does not expect the adoption of SFAS No. 157 to have an impact on its overall results of operations or financial position.
In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes.” The Interpretation clarifies the way companies are to account for uncertainty in income tax reporting and filing and prescribes a consistent recognition threshold and measurement attribute for recognizing, derecognizing, and measuring the tax benefits of a tax position taken, or expected to be taken, on a tax return. The Interpretation is effective for fiscal years beginning after December 15, 2006, although early adoption is possible. The Company does not plan to adopt early and is currently in the process of evaluating the impact, if any, that the adoption of the Interpretation will have on its 2007 financial statements.
In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”), which replaces APB No. 20 “Accounting Changes,” and SFAS No. 3 “Reporting Accounting Changes in Interim Financial Statements.” SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle, and applies to all voluntary changes in accounting principles, as well as changes required by an accounting pronouncement in the unusual instance that it does not include specific transition provisions. Specifically, SFAS 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine the period-specific effects or the cumulative effect of the change. SFAS 154 does not change the transition provisions of any existing pronouncement. SFAS 154 is effective for Dover for all accounting changes and corrections of errors made beginning January 1, 2006 and had no impact on Dover.
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

14 of 26

Item 2. Managements Discussion and Analysis of Financial Condition and Results of Operations
Refer to the section below entitled “Special Notes Regarding Forward Looking Statements” for a discussion of factors that could cause actual results to differ from the forward-looking statements contained below and throughout this quarterly report.
OVERVIEW
Dover Corporation (“Dover” or the “Company”) is a diversified multinational manufacturing corporation comprised of approximately 40 separate operating companies that provide a broad range of specialized industrial products and components, including related services and consumables. Dover’s operating companies are based primarily in the United States of America and Europe with manufacturing and other operations throughout the world. Dover reports its operating companies’ results in six reportable segments and discusses its operations in 13 groups.
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
Cash and cash equivalents of $339.2 million at September 30, 2006 increased from the December 31, 2005 balance of $185.9 million. Cash and cash equivalents were invested in highly liquid investment grade money market instruments with a maturity of 90 days or less.
The following table is derived from the Condensed Consolidated Statements of Cash Flows:

	Nine Months Ended September 30,
Cash Flows from Continuing Operations (in thousands)	2006	2005
Cash Flows Provided By (Used In):
Operating activities	$592,446	$327,163
Investing activities	(365,803)	(1,015,249)
Financing activities	(84,641)	649,564
Cash flows provided by operating activities for the first nine months of 2006 increased $265.3 million over the prior year period, primarily reflecting higher earnings from continuing operations before depreciation and amortization, an increase in deferred compensation and lower tax payments.
The cash used in investing activities in the first nine months of 2006 was $365.8 million compared to a use of $1,015.2 million in the prior year period, largely reflecting higher acquisition spending in the 2005 period and higher proceeds received from sales of discontinued businesses in the 2006 period. Capital expenditures in the first nine months of 2006 increased to $137.6 million as compared to $88.2 million in the prior year period primarily due to investments in plant expansions, plant machinery and information technology systems to support higher sales and market demand. Acquisition spending was $511.4 million during the first nine months of 2006 compared to $1,077.4 million in the prior year period. Proceeds from the sale of discontinued businesses in the first nine months of 2006 were $274.2 million compared to $142.9 million in the 2005 period. The Company currently anticipates that any additional acquisitions made during 2006 will be funded from available cash and internally generated funds and, if necessary, through the issuance of commercial paper, use of established lines of credit or public debt markets.
Cash used in financing activities for the first nine months of 2006 totaled $84.6 million as compared to cash provided of $649.6 million during the comparable period last year. The net change in financing activity during the

15 of 26

first nine months of 2006 primarily reflected increased borrowings in 2005 to fund acquisitions, partially offset by higher proceeds received for the exercise of stock options in 2006. Also, during the third quarter of 2006, the Company purchased 100,000 shares of common stock in the open market at an average price of $45.91. During the nine months ended September 30, 2006, the Company purchased a total of 900,000 shares of common stock in the open market at an average price of $47.12.
“Adjusted Working Capital” (calculated as accounts receivable, plus inventory, less accounts payable) increased from the prior year end by $243.6 million or 22% to $1,346.1 million, which reflected increases in receivables of $181.0 million and increases in inventory of $134.6 million, partially offset by an increase in payables of $72.0 million. Excluding the impact of acquisitions and foreign currency, working capital would have increased by $178.4 million or 16%. Average Adjusted Working Capital as a percentage of trailing twelve month revenue was 19.3% at September 30, 2006 compared to 20.8% at December 31, 2005, as the Company continues to focus on working capital management.
In addition to measuring its cash flow generation and usage based upon the operating, investing and financing classifications included in the Condensed Consolidated Statements of Cash Flows, the Company also measures free cash flow (a non-GAAP measure). Management believes that free cash flow is an important measure of operating performance because it provides both management and investors a measurement of cash generated from operations that is available to fund acquisitions, pay dividends, repay debt and repurchase Dover’s common stock. Dover’s free cash flow for the nine months ended September 30, 2006 increased $215.9 million compared to the prior year period. The increase reflected higher earnings from continuing operations before depreciation and amortization, and lower tax payments offset by higher capital expenditures.
The following table is a reconciliation of free cash flow with cash flows from operating activities:

	Nine Months Ended September 30,
Free Cash Flow (in thousands)	2006	2005
Cash flow provided by operating activities	$592,446	$327,163
Less: Capital expenditures	(137,559)	(88,220)

Free cash flow	$454,887	$238,943

Free cash flow as a percentage of revenue	9.5%	6.1%

The Company utilizes total debt and net debt-to-total-capitalization calculations to assess its overall financial leverage and capacity and believes the calculations are useful to investors for the same reason. The following table provides a reconciliation of total debt and net debt to total capitalization to the most directly comparable GAAP measures:

	At September 30,	At December 31,
Net Debt to Total Capitalization Ratio (in thousands)	2006	2005
Current maturities of long-term debt	$32,291	$1,201
Commercial paper and other short-term debt	19,069	192,961
Long-term debt	1,491,203	1,344,173

Total debt	1,542,563	1,538,335
Less: Cash and cash equivalents	339,173	185,939

Net debt	1,203,390	1,352,396

Add: Stockholders’ equity	3,796,373	3,329,523

Total capitalization	$4,999,763	$4,681,919

Net debt to total capitalization	24.1%	28.9%

The total debt level of $1,542.6 million at September 30, 2006 increased $4.2 million or under 1%, from December 31, 2005, as cash from operations and cash proceeds generated from the sales of discontinued businesses has primarily been used to fund current year acquisitions. The net debt decrease of $149.0 million was primarily a result of the increase in cash flow from operations.
Dover’s long-term notes with a book value of $1,523.5 million, of which $32.3 million matures in less than one year, had a fair value of approximately $1,529.3 million at September 30, 2006. The estimated fair value of the long-term notes is based on quoted market prices for similar issues.

16 of 26

There are presently two interest rate swap agreements outstanding for a total notional amount of $100.0 million, designated as fair value hedges on part of the Company’s $150.0 million 6.25% Notes due on June 1, 2008. One $50 million interest rate swap exchanges fixed-rate interest for variable-rate interest. The other $50 million swap is designated in foreign currency and exchanges fixed-rate interest for variable-rate interest, and also hedges a portion of the Company’s net investment in foreign operations. The swap agreements have reduced the effective interest rate on the notes to 5.71%. There is no hedge ineffectiveness, and the fair value of the interest rate swaps outstanding as of September 30, 2006 was determined through market quotation.
During the third quarter of 2006, the Company closed a structured five-year $175 million amortizing loan with a non-US lender. The loan agreement includes a put and call provision that can be exercised starting in June of 2008 though the end of the loan term.
Assuming all businesses currently remaining in discontinued operations are sold by the end of 2006, the Company anticipates receiving after-tax proceeds from the sales of approximately $200 million.
(2) RESULTS OF OPERATIONS:
CONSOLIDATED RESULTS OF OPERATIONS
Revenue for the third quarter of 2006 increased 21.1% to $1,651.9 million from the comparable 2005 period, driven principally by increases at Electronics, Technologies, Resources, and Systems. Acquisitions completed subsequent to the third quarter of 2005 contributed $119.9 million, or 7.3%, to consolidated revenue during the quarter ended September 30, 2006. Foreign currency translation rates contributed 1.3% to revenue growth for the quarter. Gross profit increased 20.6% to $581.4 million from the prior year quarter while the gross profit margin remained essentially the same at 35%.
Revenue for the first nine months of 2006 increased 22.7% to $4,813.6 million from the comparable 2005 period, primarily driven by increases at Electronics, Technologies, Systems, and Resources. Acquisitions completed subsequent to the third quarter of 2005 contributed $266.6 million, or 5.5%, to consolidated revenue during the nine months ended September 30, 2006. Foreign currency translation rates had a negligible impact on revenue growth for the nine-month period. Gross profit increased 26.3% to $1,746.2 million from the prior year period while the gross profit margin improved to 36.3% from 35.2%. Overall, segment operating margins were 14.5% and 15.2% for the quarter and year to date ended September 30, 2006, respectively, compared to 14.3% and 13.6%, respectively, in the comparable periods last year.
Selling and administrative expenses of $355.3 million for the third quarter of 2006 increased $54.3 million over the comparable 2005 period, primarily due to increased revenue activity and $6.4 million of equity compensation expense related to the adoption of Statement of Financial Accounting Standard 123(R) (“SFAS No. 123(R)”), which requires companies to expense the fair value of equity compensation, such as stock options and stock settled appreciation rights (“SSARs”), primarily over the related vesting period. In the past, the pro forma compensation expense related to options and SSARs was only disclosed in the Notes to the Condensed Consolidated Financial Statements in accordance with Accounting Principles Board Opinion (“APB”) No. 25 “Accounting for Stock Issued to Employees.” The Company used the modified prospective method to adopt SFAS No. 123(R), which does not require the restatement of prior periods. Selling and administrative expenses as a percentage of revenue decreased to 21.5% from 22.1% in the comparable 2005 period. Excluding the effect of SFAS No. 123(R), selling and administrative expenses during the third quarter of 2006 would have been $348.9 million or 21.1% of revenue.
Selling and administrative expenses of $1,059.1 million for the first nine months of 2006 increased $158.8 million over the comparable 2005 period, mainly due to increased revenue activity and $20.3 million of equity compensation expense. Selling and administrative expenses as a percentage of revenue decreased to 22.0% from 23.0% in the comparable 2005 period. Excluding the effect of SFAS No. 123(R), selling and administrative expenses for the first nine months of 2006 would have been $1,038.8 million or 21.6% of revenue.
Interest expense, net, for the third quarter and first nine months of 2006 increased $0.9 million and $10.3 million, respectively, due to increased borrowings during 2005 to fund acquisitions. Other expense (income), net, of $2.6

17 of 26

million and $9.6 million for the three and nine months ended September 30, 2006, respectively, primarily related to the effects of foreign exchange fluctuations on assets and liabilities denominated in currencies other than the company’s functional currency.
The effective tax rate for continuing operations for the three months ended September 30, 2006 was 24.2%, compared to the prior year rate of 25.8%. The rate for the third quarter of 2006 decreased from the comparable 2005 rate and the second quarter 2006 rate of 29.5% due to the inclusion of a $7.8 million net benefit primarily related to the resolution of a state income tax issue and a relative increase in world-wide earnings in lower tax rate jurisdictions. The tax rate for the three months ended September 30, 2005, includes a $9.7 million provision related to the planned repatriation of approximately $290 million of dividends and a $21.9 million benefit primarily related to the conclusion of several federal and state income tax issues.
The effective tax rate for continuing operations for the nine months ended September 30, 2006 was 28.0%, compared to the prior year rate of 27.0%. The rate increase for the nine-month period is due to a lower relative United States federal tax exclusion in 2006, the expiration of the United States federal research and development tax credit for the 2006 period and a prior year benefit from conclusion of several federal and state income tax issues, offset by a lower effective non-U.S. tax rate.
Earnings from continuing operations for the quarter increased 27.0% to $156.3 million or $0.76 EPS compared to $123.0 million or $0.60 EPS in the prior year third quarter. The increase was primarily a result of improvements at Electronics, Resources, Technologies, and Industries. Excluding the impact of SFAS No. 123(R), earnings from continuing operations for the quarter were $160.4 million or $0.78 EPS, an increase of 30.4% over the prior year third quarter.
Earnings from continuing operations for the nine months ended September 30, 2006 increased 37.7% to $446.3 million or $2.17 EPS compared to $324.1 million or $1.59 EPS in the prior year period. The increase was led by Technologies, Electronics, and Resources with positive contributions from the other segments. Excluding the impact of SFAS No. 123(R), earnings from continuing operations for the nine months ended September 30, 2006 were $459.5 million or $2.24 EPS, an increase of 42% over the prior year period.
Earnings from discontinued operations for third quarter 2006 was $11.2 million or $0.05 EPS compared to a net loss of $0.4 million and no EPS impact in the comparable 2005 quarter. The earnings included a $27.2 million net of tax gain from the sales of four previously discontinued businesses, a $21.6 million net of tax write-down to adjust the carrying value of other previously discontinued businesses and earnings from the operations of discontinued businesses of $5.6 million net of tax.

18 of 26

SEGMENT RESULTS OF OPERATIONS
Diversified

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2006	2005	% Change	2006	2005	% Change

Revenue	$196,360	$185,050	6%	$604,372	$567,077	7%
Segment earnings	23,061	23,121	—	68,774	66,520	3%
Operating margin	11.7%	12.5%		11.4%	11.7%
Bookings	203,986	184,191	11%	634,962	615,240	3%
Book-to-Bill	1.04	1.00		1.05	1.08
Backlog				339,159	296,561	14%
Diversified’s revenue increase over the prior year third quarter was driven by growth in the Process Equipment group. Operating margin decreased 80 basis points as the impact of the revenue growth was offset by lower margin aerospace service revenue, the cost of productivity initiatives, and rising material costs. Backlog reached a record high on an 11% increase in bookings for the quarter. Excluding the impact of SFAS No. 123(R), earnings were $23.6 million and operating margin was 12.0%.
Industrial Equipment revenue was up 2% over the prior year quarter, mainly due to the commercial aerospace market. Earnings decreased 17%, as the leverage on increased revenue was offset by lower margin aerospace service revenue, rising material costs and the cost of productivity initiatives. Bookings increased 5% and backlog increased 7% over the prior year quarter.
Process Equipment group’s revenue increased 15% over the prior year third quarter due to robust heat exchanger and energy markets. Higher volume, pricing and improved productivity offset by weak demand for print control systems contributed to the 19% earnings growth over the prior year third quarter. Bookings and backlog increased 20% and 36%, respectively, when compared to the prior year quarter.
For the nine months ended September 30, 2006, the increase in Diversified revenue and earnings reflected improvements in Process Equipment. Industrial Equipment had a revenue increase of 4%, while earnings and bookings both decreased 3%. Process Equipment had revenue and earnings increases of 13% and 20%, respectively, for the year to date period and bookings increased 16%.
Electronics

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2006	2005	% Change	2006	2005	% Change

Revenue	$225,469	$112,781	100%	$647,715	$351,461	84%
Segment earnings	31,618	5,208	507%	82,234	26,694	208%
Operating margin	14.0%	4.6%		12.7%	7.6%
Bookings	231,527	118,484	95%	674,870	358,678	88%
Book-to-Bill	1.03	1.05		1.04	1.02
Backlog				169,151	93,459	81%
The increase in revenue and earnings at Electronics compared to the prior year quarter was primarily due to the 2005 acquisitions of Knowles Electronics and Colder Products, which occurred during the 2005 third quarter, and significant organic revenue growth of 29%. The earnings improvement resulted from positive leverage, synergy capture, acquisitions and the recovery from the prior year impact of the Hurricane Katrina disruption. Excluding the impact of SFAS No. 123(R), earnings were $32.4 million and operating margin was 14.4%.
Components operating earnings increased 356% compared to the prior year quarter, on a revenue increase of 126%, as a result of the Knowles and Colder acquisitions and organic growth in all other Components businesses. The growth reflects strong demand from telecom and defense markets. Acquisitions accounted for 91% and 234% of the revenue and earnings growth, respectively. Bookings and backlog increased 132% and 94%, respectively, when compared to the prior year quarter.
Commercial equipment revenue increased 33% while earnings increased nearly 10 times when compared to the prior year quarter, primarily as a result of improvement in the ATM business, which was severely disrupted in the

19 of 26

third quarter of 2005 due to Hurricane Katrina. Bookings increased 12%, while backlog decreased 28%, when compared to the prior year third quarter.
For the nine months ended September 30, 2006, the increase in Electronics revenue and earnings primarily reflects the impact of the acquisitions, which contributed to Components revenue, earnings and bookings increases of 117%, 388% and 125%, respectively. Commercial equipment revenue and earnings increased 13% and 11%, respectively, compared to the prior year nine-month period, and bookings increased 9%.
Industries

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2006	2005	% Change	2006	2005	% Change

Revenue	$221,387	$206,274	7%	$645,296	$610,679	6%
Segment earnings	31,389	28,180	11%	88,925	74,517	19%
Operating margin	14.2%	13.7%		13.8%	12.2%
Bookings	251,017	214,973	17%	702,625	621,316	13%
Book-to-Bill	1.13	1.04		1.09	1.02
Backlog				282,234	205,286	37%
Industries’ revenue and earnings increases over the prior year third quarter were driven by the Mobile Equipment group which experienced continued strength in the commercial transportation market, partially offset by decreases at the Service Equipment group. Earnings gains were the result of the seventh consecutive quarter of increased earnings in Mobile Equipment. Operating margin increased 50 basis points largely due to operating efficiencies and positive leverage in the refuse and trailer markets. Excluding the impact of SFAS No. 123(R), earnings were $32.0 million and operating margin was 14.5% or an 80 basis point increase over the prior year third quarter.
Mobile Equipment revenue increased 14% over the prior year third quarter, driven for the most part by strength in the commercial transportation market segment. Earnings increased 29% driven by volume and improved leverage, partially offset by increased material costs. Bookings and backlog increased 31% and 46%, respectively.
Revenue in the Service Equipment group declined 4% compared to the prior year quarter due to continued weakness in the North American automotive service industry. The volume shortfalls led to an earnings decrease of 14% compared to the prior year third quarter, partially offset by reduced operating costs. Bookings decreased 8% and the backlog remained flat when compared to the prior year quarter.
For the nine months ended September 30, 2006, the increases in Industries revenue, earnings and bookings were driven by Mobile Equipment, which had increases of 12%, 36% and 25%, respectively. Service Equipment revenue and earnings declined 4% while bookings decreased 6% when compared to the prior year nine-month period.
Resources

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2006	2005	% Change	2006	2005	% Change

Revenue	$463,853	$390,249	19%	$1,324,356	$1,123,691	18%
Segment earnings	76,641	65,077	18%	240,357	193,369	24%
Operating margin	16.5%	16.7%		18.1%	17.2%
Bookings	471,625	394,567	20%	1,368,055	1,156,852	18%
Book-to-Bill	1.02	1.01		1.03	1.03
Backlog				249,040	169,580	47%
Resources’ revenue, earnings, and bookings increases were primarily driven by the Oil and Gas Equipment group and the August 30, 2006 acquisition of Paladin. Margin was impacted by purchase accounting amortization related to the Paladin acquisition. Overall, the segment had organic revenue growth of 10% during the quarter, with the remainder primarily from acquisitions. Excluding the impact of SFAS No. 123(R), earnings were $78.1 million and operating margin was 16.8% or essentially flat when compared to the prior year quarter.

20 of 26

Oil and Gas Equipment continued to deliver strong results with revenue and earnings increases of 37% and 58%, respectively, over the prior year third quarter. While commodity pricing for oil and gas has moderated, strong activity in exploration, production and drilling continues to drive the positive results. The group continues to judiciously add capacity to meet the high levels of demand which has constrained sequential operating leverage. Bookings increased by 41% and backlog increased 115% when compared to the prior year quarter.
Fluid Solutions revenue and earnings increased 10% and 4%, respectively, when compared to the prior year third quarter. Product mix and higher material costs had a negative impact on earnings and margin. The revenue increase was due to improvements in mobile transport equipment, global demand for retail petroleum equipment and support equipment for the growing ethanol business. Bookings increased 11% and backlog increased 20% when compared to the prior year quarter.
Material Handling revenue increased 13% while earnings were flat compared to the prior year third quarter. The revenue increase was driven by the Paladin acquisition and continued growth in the heavy winch business, partially offset by softness in the automotive and recreational vehicle markets. Margins were negatively impacted by the weak automotive and recreational vehicle markets. Bookings increased 9% while the backlog grew 41% when compared to the prior year.
For the nine months ended September 30, 2006, the increases in Resources revenue and earnings was driven by Oil and Gas Equipment, which had increases of 40% and 61%, respectively, and bookings increased 42%. Fluid Solutions revenue increased 6% while earnings grew 3% compared to the prior year nine-month period and bookings increased 7%. Material Handling revenue and earnings increased 11% and 7%, respectively, compared to the prior year nine-month period and bookings increased 10%.
Systems

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2006	2005	% Change	2006	2005	% Change

Revenue	$217,543	$197,076	10%	$632,952	$530,682	19%
Segment earnings	24,920	29,221	-15%	90,232	78,168	15%
Operating margin	11.5%	14.8%		14.3%	14.7%
Bookings	210,132	201,360	4%	670,801	579,251	16%
Book-to-Bill	0.97	1.02		1.06	1.09
Backlog				211,939	172,806	23%
Systems’ increase in revenue over the prior year third quarter was driven by both the Food Equipment group and the Packaging Equipment group. The decreases in earnings and operating margin were due to decreases in the Food Equipment group which more than offset increases by Packaging Equipment. Excluding the impact of SFAS No. 123(R), earnings were $25.5 million and operating margin was 11.7%.
Food Equipment revenue increased 8% over the prior year third quarter due to overall positive market conditions. Earnings decreased 24% over the prior year third quarter due to recent escalation in near term material costs, short-term capacity issues and customers’ decisions to delay quarter end shipments. Bookings decreased 4% compared to the prior year, but backlog increased 17%.
Packaging Equipment revenue increased 20% over the prior year third quarter, largely as a result of increased can necking equipment sales, primarily in international markets. Earnings increased 34% with positive leverage from volume increases in both can necking equipment and package closure systems. Bookings and backlog increased 31% and 39%, respectively.
For the nine months ended September 30, 2006, the increases in Systems revenue and earnings were driven by both the Food Equipment group and the Packaging Equipment group. Food Equipment, revenue and earnings increased 20% and 11%, respectively, over the prior year nine-month period and bookings increased 18%. Packaging Equipment revenue and earnings increased 17% and 36%, respectively, and bookings increased 10% when compared to the prior year quarter.

21 of 26

Technologies

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2006	2005	% Change	2006	2005	% Change

Revenue	$330,768	$275,612	20%	$969,076	$746,701	30%
Segment earnings	52,257	44,591	17%	160,653	95,466	68%
Operating margin	15.8%	16.2%		16.6%	12.8%
Bookings	307,885	261,722	18%	972,110	770,769	26%
Book-to-Bill	0.93	0.95		1.00	1.03
Backlog				123,416	102,232	21%
Technologies’ revenue and earnings increases over the prior year third quarter reflect the relative strength of the segment’s markets seen over the prior twelve months, particularly the back-end semiconductor market. Of the 20% revenue growth, 11% was organic, with the remainder mainly from acquisitions. Improvements were reported across both groups in the segment. Operating margin decreased slightly due to product mix and costs related to long-term incentive plans. Excluding the impact of SFAS No. 123(R), earnings were $53.5 million and operating margin was 16.2% or essentially flat when compared to the prior year quarter.
Automation and Measurement revenue increased 18% while earnings increased 19% when compared to the prior year third quarter. Sequentially, revenue and earnings were off from the record highs of the second quarter, reflecting a moderation in the semiconductor market. Although the semiconductor market has softened from their previous pace, the group continues to exhibit strong fundamentals based on levels of recurring revenue and the overall strength of the consumer electronics industry. Bookings and backlog both increased 10% compared to the prior year period.
Product Identification (“PI”) revenue increased 22% while earnings increased 30% over the prior year third quarter, reflecting successful results from all product lines and regions. The acquisition of O’Neil Product Development, which closed in May of 2006, contributed half of the revenue increase. Bookings increased 28% and backlog increased 42% over the prior year third quarter.
For the nine months ended September 30, 2006, Technologies revenue increased 30%, bookings were up 26% and earnings increased 68%. Automation and Measurement had a 44% and 37% increase in revenue and bookings, respectively, and a 131% increase in earnings. PI earnings increased 36% on a 13% increase in revenue and a 14% increase in bookings, when compared to the prior year quarter.
Outlook
Given the strong backlog, the Company expects a solid fourth quarter well ahead of prior year results, but moderating somewhat from the third quarter of 2006 given normal seasonality factors and the short term impact of recent acquisitions.
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

22 of 26

SSAR or option and the volatility of Dover’s stock using historical data. For additional detail related to the assumptions used and the adoption of SFAS No. 123(R), see Note 2 to the Condensed Consolidated Financial Statements.
Except for the adoption of SFAS No. 123(R) discussed above, management believes there have been no changes during the quarter and nine months ended September 30, 2006 to the items that the Company disclosed as its critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.
New Accounting Standards
See Note 13 – New Accounting Standards
Special Notes Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q, particularly “Management’s Discussion and Analysis,” contains forward-looking statements within the meaning of the Securities Act of 1933, as amended, the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. Such statements relate to, among other things, income, earnings, cash flows, changes in operations, operating improvements, industries in which Dover Companies operate and the U.S. and global economies. Statements in this 10-Q that are not historical are hereby identified as “forward-looking statements” and may be indicated by words or phrases such as “anticipates,” “supports,” “plans,” “projects,” “expects,” “believes,” “should,” “would,” “could,” “hope,” “forecast,” “management is of the opinion,” use of the future tense and similar words or phrases. Forward-looking statements are subject to inherent uncertainties and risks, including among others: increasing price and product/service competition by foreign and domestic competitors including new entrants; the impact of technological developments and changes on Dover companies, particularly companies in the Electronics and Technologies segments; the ability to continue to introduce competitive new products and services on a timely, cost-effective basis; changes in the cost or availability of energy or raw materials, particularly steel; changes in customer demand; the extent to which Dover companies are successful in expanding into new geographic markets, particularly outside of North America; the relative mix of products and services which impacts margins and operating efficiencies; short-term capacity restraints; the achievement of lower costs and expenses; domestic and foreign governmental and public policy changes including environmental regulations and tax policies (including domestic and foreign export subsidy programs, R&E credits and other similar programs); unforeseen developments in contingencies such as litigation; protection and validity of patent and other intellectual property rights; the success of the Company’s acquisition program; the cyclical nature of some of Dover’s companies; the impact of natural disasters, such as hurricanes, and their effect on global energy markets; and continued events in the Middle East and possible future terrorist threats and their effect on the worldwide economy. In addition, such statements could be affected by general industry and market conditions and growth rates, and general domestic and international economic conditions including interest rate and currency exchange rate fluctuations. In light of these risks and uncertainties, actual events and results may vary significantly from those included in or contemplated or implied by such statements. Readers are cautioned not to place undue reliance on such forward-looking statements. These forward-looking statements speak only as of the date made. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.
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

23 of 26

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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There has been no significant change in the Company’s exposure to market risk during the first nine months of 2006. For a discussion of the Company’s exposure to market risk, refer to Item 7A, Quantitative and Qualitative Disclosures about Market Risk, contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.
Item 4. Controls and Procedures
At the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective as of September 30, 2006.
During the third quarter of 2006, there were no changes in the Company’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. In making its assessment of changes in internal control over financial reporting as of September 30, 2006, management has excluded those companies acquired in purchase business combinations during the twelve months ended September 30, 2006. The Company is currently assessing the control environments of these acquisitions. These companies are wholly-owned by the Company and their total revenue for the three month and nine month periods ended September 30, 2006 represent approximately 8.8% and 7.3%, respectively, of the Company’s consolidated revenue for the same periods. Their assets represent approximately 23.5% of the Company’s consolidated assets at September 30, 2006.
PART II – OTHER INFORMATION
Item 1. Legal Proceedings
See Part I, Notes to Condensed Consolidated Financial Statements, Note 9.
Item 1A. Risk Factors
There have been no material changes with respect to risk factors as previously disclosed in Dover’s Annual Report on Form 10-K for its fiscal year ended December 31, 2005.

24 of 26

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a)	Not applicable.

(b)	Not applicable.

(c)	The table below presents shares of the Company’s stock which were acquired by the Company during the quarter:

(d) Maximum Number (or
			(c) Total Number of	Approximate Dollar
	(a) Total		Shares Purchased as	Value) of Shares that
	Number of	(b) Average	Part of Publicly	May Yet Be Purchased
	Shares	Price Paid	Announced Plans or	under the Plans or
Period	Purchased	per Share	Programs	Programs
July 1 to July 31, 2006	100,000 (1)	$45.91	Not applicable	Not applicable
August 1 to August 31, 2006	—	—	Not applicable	Not applicable
September 1 to September 30, 2006	—	—	Not applicable	Not applicable

For the Third Quarter 2006	100,000	45.91	Not applicable	Not applicable

(1)	These shares were purchased in open-market transactions.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Submission of Matters to a Vote of Security Holders
None.
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

25 of 26

Signatures
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

DOVER CORPORATION

Date: October 24, 2006	/s/ Robert G. Kuhbach

Robert G. Kuhbach, Vice President, Finance & Chief Financial Officer (Principal Financial Officer)

Date: October 24, 2006	/s/ Raymond T. McKay, Jr.

Raymond T. McKay, Jr., Vice President, Controller (Principal Accounting Officer)

26 of 26

EXHIBIT INDEX
31.1	Certificate pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, signed and dated by Robert G. Kuhbach.

31.2	Certificate pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 as amended, signed and dated by Ronald L. Hoffman.

32	Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed and dated by Ronald L. Hoffman and Robert G. Kuhbach.