Form 10-K
period 2006-12-31
DOVER CORP
filed 2007-02-28
CIK 29905

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
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
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☑     No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12-b-2 of the Securities Exchange Act.

Large accelerated filer ☑     Accelerated filer ☐     Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Securities Exchange Act).  Yes ☐      No ☑

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of the close of business June 30, 2006 was $10,010,284,222. The registrant’s closing price as reported on the New York Stock Exchange-Composite Transactions for June 30, 2006 was $49.43 per share.

The number of outstanding shares of the registrant’s common stock as of February 22, 2007 was 204,703,863.

Documents Incorporated by Reference:

Part III —	Certain Portions of the Proxy Statement for Annual Meeting of Stockholders to be Held on April 17, 2007 (the “2007 Proxy Statement”).

Special Notes Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Securities Act of 1933, as amended, the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. Such statements relate to, among other things, income, earnings, cash flows, changes in operations, operating improvements, industries in which Dover companies operate and the U.S. and global economies. Statements in this Form 10-K that are not historical are hereby identified as “forward-looking statements” and may be indicated by words or phrases such as “anticipates,” “supports,” “plans,” “projects,” “expects,” “believes,” “should,” “would,” “could,” “hope,” “forecast,” “management is of the opinion,” use of the future tense and similar words or phrases. Forward-looking statements are subject to inherent uncertainties and risks, including among others: increasing price and product/service competition by foreign and domestic competitors including new entrants; the impact of technological developments and structural market changes on Dover companies, particularly the companies in Dover’s Electronics and Technologies segments; the ability to continue to introduce competitive new products and services on a timely, cost-effective basis; changes in the cost or availability of raw materials, particularly metal; changes in customer demand; the extent to which Dover companies are successful in expanding into new geographic markets, particularly outside of North America; the relative mix of products and services which impacts margins and operating efficiencies; short-term capacity restraints; the achievement of lower costs and expenses; domestic and foreign governmental and public policy changes including environmental regulations and tax policies (including domestic and foreign export subsidy programs, R&E credits and other similar programs); unforeseen developments in contingencies such as litigation; protection and validity of patent and other intellectual property rights; the success of the Company’s acquisition program; the cyclical nature of the business of some of Dover’s companies; the impact of natural disasters, such as hurricanes; global energy markets; and continued events in the Middle East and possible future terrorist threats and their effect on the worldwide economy. In addition, such statements could be affected by general industry and market conditions and growth rates, and general domestic and international economic conditions including interest rate and currency exchange rate fluctuations. In light of these risks and uncertainties, actual events and results may vary significantly from those included in or contemplated or implied by such statements. Readers are cautioned not to place undue reliance on such forward-looking statements. These forward-looking statements speak only as of the date made. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

The Company may, from time to time, post financial or other information on its Internet website, www.dovercorporation.com. The Internet address is for informational purposes only and is not intended for use as a hyperlink. The Company is not incorporating any material on its website into this report.

PART I

Item 1.	Business

Overview

Dover Corporation (“Dover” or the “Company”), incorporated in 1947 in the State of Delaware, became a publicly traded company in 1955. It is a diversified industrial manufacturing corporation encompassing operating companies that manufacture a broad range of specialized industrial products and components as well as sophisticated manufacturing equipment, and seek to expand their range of related services, consumables and wear parts sales. Additional information is contained in Items 7 and 8.

The Company reports its results in six reportable business segments — Diversified, Electronics, Industries, Resources, Systems and Technologies, and discusses their operations in 13 groups, which are each comprised of two or more business units. Diversified builds products for use in the defense, aerospace and automotive aftermarket industries, heat transfer equipment, specialized bearings, construction and agricultural cabs, as well as color measurement and control systems for printing presses. Electronics designs and manufactures a wide variety of electronic and electromechanical components for original equipment manufacturers (“OEMs”) serving numerous end markets including hearing aids, telecom infrastructure and cell phones, defense and aerospace electronics, and medical/life sciences. In addition, this segment manufactures ATM hardware and software for retail applications and financial institutions, and chemical proportioning and dispensing systems for janitorial/sanitation applications. Industries produces equipment and components for use in waste handling, bulk transport and automotive service industries. Resources manufactures products primarily for the petroleum and natural gas, automotive fueling, fluid handling, engineered components, material handling and chemical equipment industries. Systems manufactures refrigeration systems, display cases, walk in coolers, food service cooking equipment and other products for the supermarket/restaurant industries. In addition, this segment manufactures specialized machinery for use in the beverage and food processing industries. Technologies builds sophisticated automated imaging and testing equipment for the electronics industry, and industrial printers and consumables for coding and marking.

Business Strategy

The Company operates with certain fundamental strategies. First, it seeks to acquire and own businesses with proprietary, engineered industrial products which make them leaders in the niche markets they serve. To ensure success, Dover companies place emphasis on new product development to better serve customers and expansion into new markets to serve new customers. Second, it expects these businesses to be committed to operational excellence and all of Dover’s operating companies are expected to be market leaders as measured by market share, customer service, innovation, profitability and return on invested capital. Third, the Company is committed to a highly autonomous operating culture with high ethical standards, trust, respect and open communication, to allow individual growth and operational effectiveness.

Management Philosophy

The Company practices a highly decentralized management style. The presidents of the operating companies, within the 13 groups, are given a great deal of autonomy and have a high level of independent responsibility for their businesses and their performance. This is in keeping with the Company’s operating philosophy that independent operations are better able to serve customers by focusing closely on their products and markets, and reacting quickly to customer needs. The Company’s executive management role is to provide management oversight, allocate and manage capital, assist in major acquisitions, evaluate, motivate and, as necessary, replace operating company management, and also provide selected other services.

Acquisitions

Dover has a long-standing acquisition program that seeks to acquire and develop “platform” businesses that are market leaders as measured by market share, customer service, innovation, profitability and return on invested capital. Ideal acquisition candidates are generally manufacturers of high value-added, engineered products sold to a broad customer base of industrial or commercial users. One of the most critical factors in the decision to acquire a business is the Company’s judgment of the skill, energy, ethics and compatibility of the top executives at the acquisition target. In keeping with the Company’s decentralized structure, Dover generally expects that acquired companies will continue to be operated by the management team in place at acquisition, with a high degree of autonomy. During the period from 2004 through 2006, the Company significantly increased the level of acquisition spending, buying 25 businesses with an aggregate cost of $2,709.0 million. Annualized revenue of these companies were $1,600.0 million as of their date of acquisition with projected annualized operating margins in the range of 15%. Dover also changed its focus towards acquiring fewer larger businesses with better growth characteristics.

The Company has traditionally focused on acquiring new businesses that can operate independently from other Dover companies (“stand-alones”). Beginning in 1993, the Company began increasing the number of “add-on” businesses it acquired — businesses that could be added on to existing Dover companies. In recent years, including 2006, the Company has indicated an intention to buy larger stand-alones, while continuing to acquire “add-on” businesses to enhance companies already owned.

In 2004, the Company acquired eight add-on businesses for an aggregate cost of $502.5 million. During 2005, the Company acquired a total of ten businesses (eight add-ons) for an aggregate cost of $1,089.7 million. In 2006, Dover acquired seven companies (five add-ons) for an aggregate cost of $1,116.8 million, the highest annual acquisition investment level in its history.

For more details regarding acquisitions completed over the past two years, see Note 3 to the Consolidated Financial Statements in Item 8. The Company’s future growth depends in large part on finding and acquiring successful businesses, as a substantial number of the Company’s current businesses operate in relatively mature markets. While the Company expects all of its businesses to generate annual organic growth of 5 — 7% over a business cycle, sustained organic growth at these levels is difficult to achieve consistently each year.

Divestitures

While the Company generally expects to hold businesses that it buys, it periodically reassesses its portfolio of businesses to verify that those businesses continue to be essential contributors to Dover’s long-term growth strategy. The Company will strategically divest operations that cannot meet Dover’s long-term performance goals. In addition, on occasion, there are situations in which one of Dover’s companies is a very attractive acquisition for another company based on specific market conditions. In those circumstances, Dover might make an opportunistic sale. Based on these criteria, the Company has over the past six years discontinued 38 and sold 32 operations for an aggregate pre-tax consideration of approximately $1,066 million.

In 2005, the Company announced a formal portfolio review, which was substantially completed in 2006, resulting in the discontinuance of 20 businesses, of which 14 were sold by December 31, 2006. These actions have resulted in aggregate pretax consideration of $605.2 million received for the businesses sold, which had annualized revenue of approximately $1,055 million with approximately 5% operating margins. This process has improved the Company’s focus on key markets for long-term growth.

For more details, see the “Discontinued Operations” discussion below and Note 8 to the Consolidated Financial Statements in Item 8.

Reportable Segments

The Company reports its results in six segments and discusses their operations in 13 groups. The segment structure is primarily based on markets served and allows the management of each segment to focus its attention on particular markets, to provide oversight capacity to acquire additional businesses and to foster leadership development. Below is a listing of each segment and the descriptions of each group therein. For additional financial information about Dover’s reportable segments, see Note 14 to the Consolidated Financial Statements in Item 8 of this Form 10-K.

Diversified

Industrial Equipment

The Industrial Equipment group produces parts for vehicle markets, including boats, construction equipment, automotive, powersports, aerospace and commercial airlines. Specifically, it fabricates operator cabs and rollover structures for sale to OEM manufacturers in the construction, agriculture, and commercial equipment markets, and it produces standard and custom high volume sheet metal enclosures for the electronics, telecommunications and electrical markets. In addition, the group sells internal engine components and other engine accessories to the motorsport and powersport markets that include high performance racing vehicles, motorcycles, all-terrain vehicles, snowmobiles and watercraft. Products include forged and cast pistons, and connecting rods along with their complementary components, including piston rings, bearings, gaskets, and a variety of other internal valve train and engine components. The Industrial Equipment group also designs, manufactures, maintains and refurbishes fluid control assemblies and structural components for the global aerospace and U.S. defense industries, selectively supporting the full product life cycle from the original design and build through the aftermarket. It specializes in complex fluid control assemblies with typical end-use applications such as submarines, aircraft control systems and engine thrust reverser systems, land and amphibious utility vehicle actuation systems, helicopter rotary systems, engine pneumatic ducting and cooling systems, aircraft environmental control systems, and general airframe and engine components. The businesses share common customers throughout the commercial aerospace and defense industries and sell directly to their end users: OEMs, airlines and government agencies.

Process Equipment

The Process Equipment group designs and manufactures copper-brazed compact heat exchangers, including heat exchangers and design software for district heating and district cooling substations; bearings for certain rotating machinery applications, including turbo machinery, motors and generators for use in the energy, industrial, utility, naval and commercial marine industries. These product lines include polymer, ceramic and magnetic designs for specific customer applications, as well as hydrodynamic bearing design applications. In addition, the group manufactures color measurement and control systems for printing presses for the catalog, book, publication and newspaper printing markets.

The Diversified segment has operations and manufacturing facilities in North America, Europe and Asia, and its products are sold primarily in the Americas and Europe.

Electronics

Components

The Components group designs and manufactures advanced micro-acoustic components, precision frequency control, sensor and hybrid product components and assemblies; provides quick disconnect couplings for use in a broad range of fluid applications; and designs and manufactures specialty ceramic, high-voltage and high-frequency capacitors and RF and microwave filters, switches and integrated assemblies.

Specifically, the group designs and manufactures miniaturized transducers and electromechanical components for use in hearing aids, cell phones and high-end headsets, frequency control products including crystal oscillators, frequency translators, clock and data recovery products, SAW filters, and hybrid circuits for use in numerous telecom infrastructure systems, defense and aerospace electronics and other industrial applications. The quick disconnect couplings are used by OEMs serving the industrial, biopharmaceutical, life sciences, chemical and printing markets. Specialty ceramic capacitor products include single, multi-layer, variable capacitors as well as custom assemblies and planar arrays sold to customers in the communications, defense and aerospace, medical and automotive markets.

Commercial Equipment

The Commercial Equipment group manufactures a line of ATM machines and chemical and solvent proportioning and dispensing systems. The ATM business provides hardware, software and services for retail and financial institution customers and its machines are found in banks, credit unions, major retail chains, convenience stores, airports, hotels, office buildings, restaurants, shopping centers, supermarkets and casinos. The proportioning and dispensing systems are used to dilute and dispense concentrated chemicals and solvents used by restaurants, hospitals, schools, universities and other large institutions and building service contractors for janitorial/sanitation and equipment maintenance applications.

Electronics’ products are sold to OEMs and their manufacturing service providers in North America, Europe and Asia by direct sales as well as through an extensive network of independent representatives. Electronics’ products are manufactured in the U.S., Canada, the Dominican Republic, Brazil, Europe and Asia.

Industries

Mobile Equipment

The Mobile Equipment group manufactures a wide variety of refuse collection bodies (refuse trucks), tank trailers, including aluminum, stainless steel and steel trailers, that carry petroleum, chemical, edible, dry bulk and waste products, including specialty trailers focused on the heavy haul, oil field and recovery niches, and waste processing equipment. Specifically, these products include manual and automated side loaders, front loaders, rear loaders and a variety of recycling units and container lifts for the refuse collection industry as well as for commercial and industrial applications. They are sold to municipal customers, national accounts and independent waste haulers through a network of distributors and directly in certain geographic areas. The waste processing equipment products include self-contained compactors, stationary compactors, vertical balers, and recycling equipment including conveyor systems, horizontal auto-tie, two ram, and shear balers. The baling equipment is sold primarily in the U.S. to distribution centers, malls, stadiums, arenas, hotels/motels, warehouses, office complexes, retail stores, and environmental businesses. The tank trailers are marketed globally to customers in the construction, trucking, railroad oil field, towing and recovery, and heavy haul industries, as well as to various government agencies.

Service Equipment

The Service Equipment group manufactures vehicle service lifts, vehicle wash systems, and vehicle collision measuring and repair systems, including frame pulling equipment, computerized measuring equipment, frame specifications, and vehicle inspection products. The vehicle service lifts are sold through equipment distributors to a wide variety of markets, including independent service and repair shops, national chains and franchised service facilities, new car and truck dealers, national and local governments, and government maintenance and repair locations worldwide. The group’s vehicle wash systems are sold primarily in the U.S. and Canada to major oil companies, petroleum dealers and jobbers, as well as to investors, and sales are made through distributors throughout the world who install the equipment and provide after-sale service and support. The vehicle collision repair and measuring equipment is marketed worldwide in over 45 countries throughout Europe, Asia and the Americas, utilizing distributors.

The Industries segment has operations and manufacturing facilities in North and South America, Asia and Europe.

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

The fuel dispensing products offer an extensive line of conventional, vapor recovery, and Clean Energy (LPG, CNG, and Hydrogen) nozzles, swivels and breakaways, as well as a tank pressure management system. The Fluid Solutions group provides a complete line of environmental products for both aboveground and underground storage tanks, suction system equipment, flexible piping, and secondary containment systems. It also offers an array of tire inflation and vacuum systems, as well as unattended fuel management, integrated tank monitoring, and Point-of-Sale card systems. The double-diaphragm pumps are made of a variety of metals and engineered plastics. These pumps are used in a broad variety of fluid transfer applications in general industrial, process industry, and specialized chemical, pharmaceutical and food processing applications.

Material Handling

The Material Handling group manufactures and sells a variety of modular automation and workholding components; highly engineered welded hydraulic cylinders, custom hydraulic swivels, and electric slip rings, worm gear and planetary winches; worm gear and planetary hoists; traction (constant pull) winches; rotation drives and speed reducers; capstan drives; high capacity bumper/winch packages; electronic monitoring systems and other related products; and a full line of off-road equipment and accessories that enhance the performance of four-wheel-drive (“4WD”) vehicles, ATVs and utility vehicles; and a variety of attachments and replacement parts that increase the utilization and productivity of light and heavy mobile equipment serving multiple segments of the construction and utility markets. Modular automation and workholding products include manual toggle clamps, pneumatic, electric and hydraulic power clamps, automation shuttles and lifters, grippers, rotaries, slides, end-effectors, servo-controlled linear actuators, and other “end of robot arm” devices. The welded hydraulic cylinders are used for work platform, aerial utility truck, material handling, construction, and mining industry OEMs throughout North America. The winch related products primarily serve the construction, marine, lumber, railroad, refuse, petroleum, military towing, recovery, and utility markets, through OEMs and an extensive dealer network. The products related to off-road equipment include recreational winches, winch mounts, 4WD hubs and other accessories. The group also markets and serves electric and hydraulic hoists to commercial and industrial customers around the world and provides a range of patented, technologically advanced 4WD and all-wheel drive powertrain systems to automotive OEMs around the world, but primarily in North America. The construction and utility attachments and replacement parts include: mobile shears, concrete demolition tools, buckets, backhoes, trenchers, augers, customized excavator booms, excavator conversion packages, buckets and couplers for excavators and wheel loaders, grapples, mulchers and power rakes, among others. These construction attachments are used in broad segments of the construction, utility, demolition, recycling, material handling and forestry markets.

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

Systems

Food Equipment

The Food Equipment group manufactures refrigeration systems, display cases, walk-in coolers and freezers, electrical distribution products, and provides engineering services for sale to the supermarket industry, as well as to commercial/industrial refrigeration, “big box” retail and convenience store customers. In addition, the group manufactures commercial foodservice cooking equipment, cook-chill production systems, refrigeration products, custom food storage and preparation products, kitchen ventilation, air handling systems and conveyer systems. The commercial foodservice cooking equipment products serve the institutional and commercial foodservice markets worldwide through a network of dealers, distributors, national chain accounts, manufacturer representatives, and a direct sales force, with the primary market being North America.

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

Technologies

Automation and Measurement

The Automation and Measurement group (“A&M”) manufactures equipment and consumable products related to the imaging, test and repair of printed circuit boards and semiconductor packages used in computers, automotive applications, consumer electronics, space, telecommunications, medical systems, and aircraft.

Product Identification

The Product Identification group (“PI”) is a worldwide supplier of industrial marking and coding systems. Its primary printing products are used for marking variable information (such as date codes or serial numbers) on consumer products. It provides a broad array of printing technologies, including Continuous Ink Jet (“CIJ”), Thermal Transfer Overprint (“TTO”), Direct Thermal, laser and Drop on Demand (“DOD”). PI provides solutions for product marking on primary packaging, secondary packaging such as cartons, and pallet marking for use in warehouse logistics operations. PI also manufactures bar code printers and portable printers used where on demand labels/receipts are required . The markets served by PI include food, beverage, cosmetics, pharmaceutical, electronics, automotive and other markets where variable marking is required.

The Technologies segment has operations and manufacturing facilities in North America, Europe and Asia and sales operations globally.

Discontinued Operations

Companies that are considered discontinued operations in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” are presented separately in the consolidated statements of operations, balance sheets, and cash flows and are not included in continuing operations. Earnings from discontinued operations include charges, when necessary, to reduce these businesses to estimated fair value less costs to sell. Fair value is determined by using quoted market prices, when available, or other accepted valuation techniques. All interim and full year reporting periods presented reflect the discontinued operations discussed below on a comparable basis. Please refer to Note 8 to the Consolidated Financial Statements in Item 8 of this Form 10-K for additional information.

Raw Materials

Dover’s operating companies use a wide variety of raw materials, primarily metals and semi-processed or finished components, which are generally available from a number of sources. As a result, shortages or the loss of any single supplier have not had, and are not likely to have, a material impact on operating profits. In 2004, there were meaningful increases in raw material costs, particularly steel, and higher energy costs, including an estimated increase in unrecovered steel costs of approximately $35 million. These increases primarily affected the Company’s industrial segments. In 2005 and 2006, the impact of commodity prices moderated and the operating companies have been able to substantially offset cost increases with surcharges and price increases over time.

Research and Development

Dover’s operating companies are encouraged to develop new products as well as to upgrade and improve existing products to satisfy customer needs, expand revenue opportunities domestically and internationally, maintain or extend competitive advantages, improve product reliability and reduce production costs. During 2006, $155.0 million was spent on research and development, including qualified engineering costs, compared with $149.6 million and $133.8 million in 2005 and 2004, respectively.

For the Technologies and Electronics companies, efforts in these areas tend to be particularly significant because the rate of product development by their customers is often quite high. Electronics companies developing specialty electronic components for the life sciences, datacom and telecom commercial markets believe that their customers expect a continuing rate of product performance improvement and reduced costs. The result has been that product life cycles in these markets generally average less than five years with meaningful sales price reductions over that time period.

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

Intellectual Property and Intangible Assets

Dover companies own many patents, trademarks, licenses and other forms of intellectual property, which have been acquired over a number of years and, to the extent relevant, expire at various times over a number of years. A large portion of the Dover companies’ intellectual property consists of patents, unpatented technology and proprietary information constituting trade secrets that the companies seek to protect in various ways, including confidentiality agreements with employees and suppliers where appropriate. In addition, a significant portion of the Company’s intangible assets relate to customer relationships. While the Dover companies’ intellectual property and customer relationships are important to their success, the loss or expiration of any of these rights or relationships, or any groups of related rights or relationships, would not materially affect the Company on a consolidated basis. The Company believes that its companies’ commitment to continuous engineering improvements, new product development and improved manufacturing techniques, as well as strong sales, marketing and service efforts, are significant to their general leadership position in the niche markets that they serve.

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

Customers

Dover’s companies serve thousands of customers, no one of which accounted for more than 10% of the Company’s consolidated revenue in 2006. One customer within the Systems segment accounted for approximately 20% of Systems revenue during 2006. Within each of the other five segments, no customer accounted for more than 10% of that segment’s revenue in 2006.

The Components group within the Electronics segment serves the military, space, aerospace, commercial and datacom/telecom infrastructure markets. Its customers include some of the largest operators in these markets. In addition, many of the OEM customers of the Components group outsource their manufacturing to Electronic Manufacturing Services (“EMS”) companies. Customers of the A&M group within the Technologies segment also include many of the largest global EMS companies, particularly some of the newer EMS companies in China, and major printed circuit board and semi-conductor manufacturers.

In the other Dover segments, customer concentrations are quite varied. Companies supplying the hearing aid, cell phone, telecom, automotive and commercial refrigeration industries tend to deal with a few large customers that are significant within those industries. This also tends to be true for companies supplying the power generation, aerospace and chemical industries. In the other markets served, there is usually a much lower concentration of customers, particularly where the companies provide a substantial number of products and services applicable to a broad range of end use applications.

Backlog

Backlog generally is not a significant long-term success factor in most of Dover’s businesses, as most of the products of Dover companies have relatively short order-to-delivery periods. It is more relevant to those businesses that produce larger and more sophisticated machines or have long-term government contracts, primarily in the Diversified segment, as well as the Mobile Equipment group within the Industries segment, the A&M group within the Technologies segment and the Components group within the Electronics segment. Total Company backlog as of December 31, 2006 and 2005 was $1,341.0 million and $1,111.5 million, respectively.

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

In the Technologies segment, Dover companies compete globally against a variety of companies, primarily operating in Europe and the Far East.

Within the other segments, competition is primarily domestic, although an increasing number of Dover companies see more international competitors in the markets that they serve, particularly certain companies in the Electronics, Systems, Resources and Diversified segments.

International

For foreign revenue, including exports, and an allocation of the assets of the Company’s continuing operations, see Note 14 to the Consolidated Financial Statements in Item 8 of this Form 10-K.

Although international operations are subject to certain risks, such as price and exchange rate fluctuations and foreign governmental restrictions, Dover intends to increase its expansion into foreign markets, including South America, Asia and Eastern Europe.

The countries where most of Dover’s foreign subsidiaries and affiliates are based are France, Germany, the U.K., the Netherlands, Sweden, Switzerland and, with increased emphasis, Malaysia and China.

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

Employees

The Company had approximately 33,000 employees in continuing operations as of December 31, 2006.

Other Information

Dover makes available free of charge through the “Financial Reports” link on its Internet website, http://www.dovercorporation.com, the Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to these reports. Dover posts each of these reports on the website as soon as reasonably practicable after the report is filed with the Securities and Exchange Commission. The information on the Company’s Internet website is not incorporated into this Form 10-K.

Item 1A.	Risk Factors

Dover’s business, financial condition, operating results and cash flows can be impacted by a number of factors, including but not limited to those set forth below, any one of which could cause our actual results to vary materially from recent results or from anticipated future results. For a discussion identifying additional risk factors and important factors that could cause actual results to differ materially from those anticipated, see the discussion in “SPECIAL NOTES REGARDING FORWARD-LOOKING STATEMENTS” included in this Annual Report on Form 10-K.

Cyclical Economic Conditions May Affect the Company’s Financial Performance

A meaningful portion of the Company’s revenue, most notably those from the A&M group in the Technologies segment and the Components group in the Electronics segment, is derived from companies which serve the global electronics markets, that are subject to somewhat unpredictable short-term business cycles. As a result, the revenue and operating performance of these companies in any one period are not necessarily predictive of their revenue and operating performance in other periods, and could have a material impact on Dover’s consolidated financial position.

The Oil and Gas group in the Resources segment has a certain level of risk related to the volatility of energy prices although overall demand is more directly related to depletion rates and rig counts.

In addition, Dover is subject to substantially the same risk factors as other U.S.-based industrial manufacturers. However, except as noted above, the structure of Dover and the many different markets its companies serve mitigate the possibility that any of these risk factors will materially impact Dover’s consolidated financial position.

Item 1B.	Unresolved Staff Comments

Not Applicable.

Item 2.	Properties

The number, type, location and size of the Company’s properties as of December 31, 2006 are shown on the following charts, by segment:

	Number and Nature of Facilities			Square Footage (000’s)
Segment	Mfg.	Warehouse	Sales/ Service	Owned	Leased

Diversified	29	8	13	1,600	600
Electronics	30	9	20	1,200	800
Industries	24	3	13	2,300	300
Resources	96	16	41	4,000	2,200
Systems	16	2	8	1,900	700
Technologies	52	39	173	1,100	1,700

	Locations				Leased Facilities
	North				Expiration Dates (Years)
	American	European	Asia	Other	Minimum	Maximum

Diversified	35	12	2	—	1	14
Electronics	21	8	8	2	1	15
Industries	32	4	2	2	1	12
Resources	125	17	5	6	1	9
Systems	20	6	—	—	1	5
Technologies	44	67	96	16	1	19

The facilities are generally well maintained and suitable for the operations conducted. In 2006, the Company expects to make selective increases in capacity for a few businesses experiencing strong growth demands.

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

The Company and certain of its subsidiaries are and from time to time may be parties to a number of other legal proceedings incidental to their businesses. These proceedings primarily involve claims by private parties alleging injury arising out of use of products of Dover companies, exposure to hazardous substances or patent infringement, litigation and administrative proceedings involving employment matters, and commercial disputes. Management and legal counsel periodically review the probable outcome of such proceedings, the costs and expenses reasonably expected to be incurred, the availability and extent of insurance coverage, and established reserves. While it is not possible to predict the outcome of these legal actions or any need for additional reserves, in the opinion of management, based on these reviews, it is very unlikely that the disposition of the lawsuits and the other matters mentioned above will have a material adverse effect on the Company’s financial position, results of operations, cash flows or competitive position.

Item 4.	Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of the Company’s security holders in the last quarter of 2006.

Executive Officers of the Registrant

All officers are elected annually at the first meeting of the Board of Directors following the annual meeting of stockholders and are subject to removal at any time by the Board of Directors. The executive officers of Dover as of February 28, 2007, and their positions with the Company (and, where relevant, prior business experience) for the past five years are as follows:

Name	Age	Positions Held and Prior Business Experience

Ronald L. Hoffman	58	Chief Executive Officer (since January 2005), President (since July 2003) and Chief Operating Officer (from July 2003 — December 2004) of Dover; President and Chief Executive Officer of Dover Resources, Inc. (from January 2002 to July 2003); Executive Vice President of Dover Resources, Inc. (from May 2000 to January 2002).

Ralph S. Coppola	62	Vice President of Dover and President and Chief Executive Officer of Dover Systems, Inc. (since October 1, 2004); prior thereto for more than five years President of Hill Phoenix Inc.

Paul E. Goldberg	43	Treasurer and Director of Investor Relations of Dover (since February 2006); prior thereto Assistant Treasurer of Dover (since July 2002); prior thereto Treasury Manager at Arrow Electronics (a provider of electronic components and products).

Robert G. Kuhbach	59	Vice President, Finance and Chief Financial Officer (since November 2002); Treasurer of Dover (November 2002 to February 2006); through December 2002 and for more than five years prior thereto Vice President, General Counsel and Secretary of Dover.

Robert A. Livingston	53	Vice President of Dover and President and Chief Executive Officer of Dover Electronics, Inc. (since October 1, 2004); prior thereto President of Vectron International, Inc. (since January 2002); prior thereto Executive Vice President of Dover Technologies, Inc. (since April 1998).

Raymond T. McKay, Jr	53	Vice President of Dover (since February 2004), Controller of Dover (since November 2002); prior thereto Assistant Controller of Dover (since June 1998).

George Pompetzki	54	Vice President, Taxation of Dover (since May 2003); prior thereto for more than five years Senior Vice President of Taxes, Siemens Corporation (a manufacturer of diversified industrial products).

David J. Ropp	61	Vice President of Dover and President and Chief Executive Officer of Dover Resources, Inc. (since July 2003); prior thereto, Executive Vice President of Dover Resources, Inc. (since February 2003); prior thereto, President of OPW Fueling Components (since February 1998).

Timothy J. Sandker	58	Vice President of Dover and President and Chief Executive Officer of Dover Industries, Inc. (since July 2003); prior thereto, Executive Vice President, Dover Industries (since April 2000).

Joseph W. Schmidt	60	Vice President, General Counsel & Secretary of Dover (since January 2003); prior thereto for more than five years partner in Coudert Brothers LLP (a multi-national law firm).

Name	Age	Positions Held and Prior Business Experience

William W. Spurgeon	48	Vice President of Dover and President and Chief Executive Officer of Dover Diversified, Inc. (since October 1, 2004); prior thereto Executive Vice President of Dover Diversified, Inc. (since March 2004); prior thereto President of Sargent Controls & Aerospace (since October 2001); prior thereto Executive Vice President of Sargent Controls & Aerospace (since May 2000).

Robert A. Tyre	62	Vice President, Corporate Development of Dover.

David Van Loan	58	Vice President of Dover and Chief Executive Officer of Dover Technologies International, Inc. (since January 2006) and President of Dover Technologies International, Inc. (since May 2005); prior thereto for more than five years, President and CEO of Everett Charles Technologies.

PART II

Item 5.	Market for Registrant’s common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information and Dividends

The principal market in which the Company’s common stock is traded is the New York Stock Exchange. Information on the high and low sales prices of such stock, and the frequency and the amount of dividends paid during the last two years, is as follows:

	2006			2005
	Market Prices		Dividends	Market Prices		Dividends
	High	Low	Per Share	High	Low	Per Share

First Quarter	$49.55	$40.30	$0.170	$42.11	$36.84	$0.160
Second Quarter	51.92	44.22	0.170	38.86	34.11	0.160
Third Quarter	50.23	45.12	0.185	42.00	35.75	0.170
Fourth Quarter	51.50	46.83	0.185	42.03	37.04	0.170

			$0.710			$0.660

Holders

The number of holders of record of the Company’s Common Stock as of January 31, 2007 was approximately 16,000. This figure includes participants in the Company’s 401(k) program.

Securities Authorized for Issuance Under Equity Compensation Plans

Information regarding securities authorized for issuance under the Company’s equity compensation plans in contained in Part III, Item 12 of this From 10-K.

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

The table below presents shares of the Company’s stock which were acquired by the Company during the fourth quarter. These shares were acquired by the Company from the holders of its employee stock options when they tendered shares as full or partial payment of the exercise price of such options. These shares are applied against the exercise price at the market price on the date of exercise.

				Maximum Number
			Total Number	(or Approximate Dollar
			of Shares Purchased	Value) of Shares that
	Total Number	Average	as Part of Publicly	May Yet Be Purchased
	of Shares	Price Paid	Announced Plans	under the Plans
Period	Purchased	Per Share	or Programs	or Programs

October 1 to October 31, 2006	5,372	$48.91	Not applicable	Not applicable
November 1 to November 30, 2006	1,990	49.53	Not applicable	Not applicable
December 1 to December 31, 2006	4,130	48.95	Not applicable	Not applicable

For the Fourth Quarter 2006	11,492	49.04	Not applicable	Not applicable

Performance Graph

This performance graph does not constitute soliciting material, is not deemed filed with the SEC and is not incorporated by reference in any of the Company’s filings under the Securities Act of 1933 or the Exchange Act of 1934, whether made before or after the date of this Annual Report on Form 10-K and irrespective of any general incorporation language in any such filing, except to the extent the Company specifically incorporates this performance graph by reference therein.

Comparison of Five Year Cumulative Total Return*
Dover Corporation, S&P 500 Index & Peer Group Index

Total Stockholder Return

Data Source: Hemscott, Inc.

This graph assumes $100 invested on December 31, 2001 in Dover Corporation common stock, the S&P 500 index and a peer group index. The peer index consists of the following public companies selected by the Company based on its assessment of businesses with similar industrial characteristics: Actuant Corp., Ametek Inc., Carlisle Cos. Inc., Cooper Industries, Ltd., Crane Co., Danaher Corp., Eaton Corp., Emerson Electric Co., Federal Signal Corp., Honeywell International, Inc., Hubbell Inc. CL B, Illinois Tool Works, Ingersoll-Rand Company Limited, ITT Industries Inc., 3M Co. (formerly Minnesota Mining & Mfg.), Parker-Hannifin Corp., Pentair Inc., PerkinElmer Inc., Tecumseh Products CL A., Tyco International Ltd. and United Technologies Corp.

*	Total return assumes reinvestment of dividends.

Item 6.	Selected Financial Data

Selected Dover Corporation financial information for the years 2002 through 2006 is set forth in the following 5-year Consolidated Table.

	2006	2005	2004	2003	2002
	(In thousands, except per share figures)

Revenue	$6,511,623	$5,333,338	$4,479,390	$3,607,359	$3,348,377
Earnings from continuing operations	603,328	446,195	362,418	254,835	211,000
Basic earnings (loss) per share:
Continuing operations	$2.96	$2.20	$1.78	$1.26	$1.04
Discontinued operations	(0.20)	0.32	0.25	0.19	(0.19)
Total net earnings before cumulative effect of change in accounting principle	2.76	2.51	2.03	1.45	0.85
Cumulative effect of change in accounting principle	—	—	—	—	(1.45)
Net earnings (loss)	2.76	2.51	2.03	1.45	(0.60)
Weighted average shares outstanding	203,773	202,979	203,275	202,576	202,571

Diluted earnings (loss) per share:
Continuing operations	$2.94	$2.19	$1.77	$1.25	$1.04
Discontinued operations	(0.20)	0.31	0.25	0.19	(0.20)
Total net earnings before cumulative effect of change in accounting principle	2.73	2.50	2.02	1.44	0.84
Cumulative effect of change in accounting principle	—	—	—	—	(1.44	)(1)
Net earnings (loss)	2.73	2.50	2.02	1.44	(0.60)
Weighted average shares outstanding	205,497	204,177	204,786	203,614	203,346

Dividends per common share	$0.71	$0.66	$0.62	$0.57	$0.54

Capital expenditures	$194,735	$130,492	$87,857	$74,714	$78,426
Depreciation and amortization	201,501	155,047	134,731	128,145	132,202
Total assets	7,626,658	6,580,492	5,777,853	5,151,398	3,842,632
Total debt	1,771,040	1,538,335	1,090,393	1,066,071	1,054,061

All results and data in the table above reflect continuing operations, unless otherwise noted.

(1)	The 2002 Net earnings (loss) include $293 million, net of tax, or $1.44 EPS, of goodwill impairment related to the adoption of SFAS 142.

Item 7.	Management’s Discussion and Analysis of Financial Condition And Results of Operation

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

(1)  FINANCIAL CONDITION

Liquidity and Capital Resources

Management assesses the Company’s liquidity in terms of its ability to generate cash to fund its operating, investing and financing activities. Significant factors affecting liquidity are: cash flows generated from operating activities, capital expenditures, acquisitions, dispositions, dividends, adequacy of available commercial paper and bank lines of credit, and the ability to attract long-term capital with satisfactory terms. The Company generates substantial cash from operations and remains in a strong financial position, with enough liquidity available for reinvestment in existing businesses and strategic acquisitions while managing the capital structure on a short and long-term basis.

The following table is derived from the Consolidated Statements of Cash Flows:

	Twelve Months Ended December 31,
Cash Flows from Continuing Operations	2006	2005
	(In thousands)

Net Cash Flows Provided By (Used In):
Operating activities	$878,812	$570,304
Investing activities	(846,593)	(1,049,057)
Financing activities	128,290	274,604

Cash flows provided by operating activities during 2006 increased $308.5 million over the prior period primarily reflecting higher earnings and margins from continuing operations before depreciation and amortization and lower tax payments.

Cash used in investing activities during 2006 decreased $202.5 million compared to 2005, reflecting essentially flat acquisition spending, higher proceeds from the disposition of businesses in the 2006 period, partially offset by an increase in capital expenditures, primarily in the oil & gas and micro-acoustics businesses. Acquisition expenditures in 2006 were $1,116.8 million compared to $1,089.7 million in 2005 while proceeds from the disposition of businesses increased $286.6 million over 2005 to $445.9 million. Capital expenditures of $194.7 million, which increased $64.2 million over the prior year, primarily funded investments in plant expansions, plant machinery and information systems. The Company currently anticipates that any acquisitions made during 2007 will be funded from available cash and internally generated funds and, if necessary, through the issuance of commercial paper, established lines of credit or public debt markets. Capital expenditures for 2007 are expected to be consistent with 2006 levels.

Cash provided by financing activities during 2006 decreased $146.3 million when compared to 2005. Acquisitions during 2006 were primarily funded through cash from operations and proceeds generated from dispositions. In addition, the Company repurchased $48.3 million of treasury shares and paid dividends of $144.8 million.

Adjusted Working Capital (a non-GAAP measure; calculated as accounts receivable, plus inventory, less accounts payable) increased from December 31, 2005 by $262.5 million, primarily as a result of acquisitions, foreign exchange translation and the Company’s organic growth. Excluding the impact of acquisitions and foreign currency, working capital would have increased by $41.3 million from December 31, 2005. Average Annual Adjusted

Working Capital as a percentage of revenue (a non-GAAP measure; calculated as the five quarter average balance of accounts receivable, plus inventory, less accounts payable divided by the trailing twelve months of revenue) decreased to 18.9% from 20.7% at year end 2005 and inventory turns improved to 6.5 turns from 5.7 turns in the prior year.

In addition to measuring its cash flow generation and usage based upon the operating, investing and financing classifications included in the Consolidated Statements of Cash Flow, the Company also measures free cash flow (a non-GAAP measure). Management believes that free cash flow is an important measure of operating performance because it provides both management and investors a measurement of cash generated from operations that is available to fund acquisitions, pay dividends, repay debt and repurchase Dover’s common stock. For further information, see Non-GAAP Disclosures at the end of this Item 7.

Free cash flow for the year ended December 31, 2006 was $684.1 million or 10.5% of revenue compared to $440.0 million or 8.2% of revenue in the prior year. The 2006 increase in free cash flow reflected higher earnings and margins from continuing operations before depreciation and amortization, and lower tax payments, partially offset by higher capital expenditures. The following table is a reconciliation of free cash flow to cash flows from operating activities.

	Twelve Months Ended December 31,
Free Cash Flow	2006	2005
	(In thousands)

Cash flow provided by operating activities	$878,812	$570,304
Less: Capital expenditures	(194,735)	(130,492)

Free cash flow	$684,077	$439,812

Free cash flow as a percentage of revenue	10.5%	8.2%

At December 31, 2006, the Company’s net property, plant, and equipment totaled $856.8 million compared to $706.7 million at the end of 2005. The increase in net property, plant and equipment reflected acquisitions of $83.7 million, capital expenditures of $194.7 million, partially offset by decreases related to foreign currency fluctuation of $21.9 million, and depreciation.

The aggregate of current and deferred income tax assets and liabilities decreased from a $307.5 million net liability at the beginning of the year to a net liability of $298.3 million at year-end 2006. This resulted primarily from decreases in current tax liabilities, increases in deferred tax assets from accruals, a decrease in deferred tax liabilities as a result of the adoption of SFAS No. 158 (see below) and net operating loss carryforwards (primarily acquisition related), partially offset by an increase in deferred tax liabilities related to intangible assets.

Dover’s consolidated benefit obligation related to defined and supplemental retirement benefits increased by $52.0 million in 2006. The increase was due principally to net obligations of $50.5 million related to acquisitions. Offsetting this increase was a plan asset increase of $37.6 million due to gains on plan investments during the year and Company contributions of $3.0 million, which were partially offset by benefit payouts. During 2006, plan amendments, primarily from union negotiated contracts, created an increase in the benefit obligation of $8.5 million. Due to the decrease in the net funded status of the plans and the increase in the amortization of unrecognized losses, it is estimated that pension expense will increase from $42.8 million to approximately $45.2 million in 2007. Effective December 31, 2006 Dover adopted SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an Amendment of Financial Accounting Standards Board (“FASB”) Statements No. 87, 88, 106, and 132(R)” (“SFAS No. 158”). See notes 2 & 13 in Item 8 of this Form 10-K for additional information on the adoption of this standard.

The Company utilizes the net debt to total capitalization calculation (a non-GAAP measure) to assess its overall financial leverage and capacity and believes the calculation is useful to investors for the same reason. The following table provides a reconciliation of net debt to total capitalization to the most directly comparable GAAP measures:

	At December 31,	At December 31,
Net Debt to Total Capitalization Ratio	2006	2005
	(In thousands)

Current maturities of long-term debt	$32,267	$1,201
Commercial paper and other short-term debt	258,282	192,961
Long-term debt	1,480,491	1,344,173

Total debt	1,771,040	1,538,335
Less: Cash and cash equivalents	373,616	185,832

Net debt	1,397,424	1,352,503

Add: Stockholders’ equity	3,811,022	3,329,523

Total capitalization	$5,208,446	$4,682,026

Net debt to total capitalization	26.8%	28.9%

Net debt at December 31, 2006 remained relatively flat as increased cash flow from operations and cash generated from dispositions were used to fund Dover’s acquisition program. The percentage decrease in net debt to total capital, after record acquisition spending, reflects strong operational free cash flow and the proceeds from dispositions of $445.9 million.

Dover’s long-term debt instruments had a book value of $1,512.8 million on December 31, 2006 and a fair value of approximately $1,502.9 million. On December 31, 2005, the Company’s long-term debt instruments had a book value of $1,345.4 million and a fair value of approximately $1,406.0 million.

The Company believes that existing sources of liquidity are adequate to meet anticipated funding needs at comparable risk-based interest rates for the foreseeable future. Acquisition spending could potentially increase Company debt. However, management anticipates that the debt to capital ratio will remain generally consistent with historical levels. Operating cash flow and access to capital markets are expected to satisfy the Company’s various cash flow requirements, including acquisitions and capital expenditures.

Management is not aware of any potential impairment to the Company’s liquidity, and the Company is in compliance with all of its long-term debt covenants. It is anticipated that in 2007 any funding requirements above cash generated from operations will be met through the issuance of commercial paper or, depending upon market conditions, through the issuance of long-term debt or some combination of the two.

As of December 31, 2006, there were two interest rate swap agreements outstanding for a total notional amount of $100.0 million, designated as fair value hedges on part of the Company’s $150.0 million 6.25% Notes due on June 1, 2008. One $50 million interest rate swap exchanges fixed-rate interest for variable-rate interest. The other $50 million swap is designated in foreign currency and exchanges fixed-rate interest for variable-rate interest, and also hedges a portion of the Company’s net investment in foreign operations. The swap agreements have reduced the effective interest rate on the notes to 5.78%. There is no hedge ineffectiveness, and the fair value of the interest rate swaps outstanding as of December 31, 2006 was determined through market quotation.

During the third quarter of 2006, the Company closed a structured five-year, non-interest bearing, $165.1 million amortizing loan with a non-US lender which also included a participation fee received by the Company of $9.9 million. The loan was recorded at face value. The Company also expects to incur a total of $5.7 million in debt related issuance costs. Beginning in April 2007, the repayment schedule requires payments every April and September with the final payment to be made in July 2011. The participation fee will be amortized ratably into Other Expense (Income), Net over the term of the loan and is recorded in Other Deferrals in the Consolidated Balance Sheet. The loan agreement includes a put and call provision that can be exercised starting in June 2008 though the end of the loan term.

At December 31, 2006, the Company had open foreign exchange forward purchase contracts expiring through March 2007 related to fair value hedges of foreign currency exposures as follows:

	Currencies Sold
	U.S.	Average		Average	Singapore	Average
	Dollar	Contract	Euro	Contract	Dollar	Contract
Currencies Purchased	Value	Rate	Value	Rate	Value	Rate
	(In thousands)

Euro	$62,480	1.3127	—	—	4,481	2.0420
Singapore Dollar	—	—	€9,121	0.4897	—	—
Swiss Franc	5,071	0.8097	€1,331	0.6297	—	—

The Company’s credit ratings, which are independently developed by the respective rating agencies, are as follows for the years ended December 31,:

	2006		2005
	Short term	Long term	Short term	Long term

Moody’s	P-1	A2	P-1	A2
Standard & Poor’s	A-1	A	A-1	A
Fitch	F1	A	F1	A

A summary of the Company’s undiscounted long-term debt, commitments and obligations as of December 31, 2006 and the years when these obligations are expected to be due is as follows:

	Total	2007	2008	2009	2010	Thereafter
	(In thousands)

Long-term debt	$1,512,758	$32,267	$185,863	$34,995	$33,102	$1,226,531
Interest expense	984,858	79,435	73,966	70,059	70,059	691,339
Rental commitments	174,443	42,959	34,108	25,393	18,286	53,697
Purchase obligations	28,536	27,744	721	71	—	—
Capital leases	16,688	2,608	2,379	1,822	1,289	8,590
Supplemental & post- retirement benefits	189,000	15,000	14,000	17,000	33,000	110,000
Other long-term obligations	4,872	1,504	991	678	529	1,170

Total obligations	$2,911,155	$201,517	$312,028	$150,018	$156,265	$2,091,327

(2)  RESULTS OF OPERATIONS:

  2006 COMPARED TO 2005

  Consolidated Results of Operations

Revenue for the year ended December 31, 2006 increased 22% over 2005, due to increases at all six segments led by increases of $322.6 million at Resources and $334.6 million at Electronics. Resources revenue increased due to positive market fundamentals, acquisitions and improved operating efficiencies while Electronics’ revenue increased due to acquisitions and strong organic growth. Overall, Dover’s organic revenue growth was 14%, acquisition growth was 8% and the impact from foreign exchange was negligible. Gross profit increased 25% to $2,348.0 million from 2005 while the gross profit margin increased 80 basis points to 36.1%.

Selling and administrative expenses of $1,436.2 million for the year ended December 31, 2006 increased $224.8 million over the comparable 2005 period, primarily due to increased revenue activity and $26.4 million of equity compensation expense related to the adoption of Statement of Financial Accounting Standard 123(R), “Share Based Payment” (“SFAS No. 123(R)”), which required companies to expense the fair value of equity compensation, such as stock options and stock-settled stock appreciation rights (“SSARs”), primarily over the related vesting period. The Company used the modified prospective method to adopt SFAS No. 123(R), which did not require the restatement of prior periods. Selling and administrative expenses as a percentage of revenue decreased to 22.1% from 22.7% in 2005. Excluding the effect of SFAS No. 123(R), selling and administrative expenses during the year ended December 31, 2006 would have been $1,409.8 million or 21.7% of revenue.

Interest expense, net, increased 6.6% to $77.0 million for 2006, compared to $72.2 million for 2005 due to higher average outstanding borrowings and average commercial paper rates.

Other (Income) Expense, net for 2006 of $12.0 million was driven primarily by foreign exchange losses. Other (Income) Expense, net of ($12.3) million for 2005 included foreign exchange gains of $7.5 million.

The 2006 tax rate for continuing operations was 26.7%, reflecting the effect of the full year retroactive extension of the U.S. federal research credit, a favorable mix of foreign earnings in low-taxed overseas jurisdictions, a lower relative U.S. federal tax exclusion for foreign sales in 2006 and the inclusion of a $7.8 million net benefit primarily related to the resolution of a state income tax issue. The 2005 tax rate for continuing operations of 26.5% included a $9.5 million provision related to the repatriation of $373.7 million of dividends and a $25.5 million benefit primarily related to the resolution of U.S. tax issues and a $5.5 million benefit related to a favorable federal tax court decision. Excluding the repatriation provision, the full year 2005 tax rate for continuing operations was 24.9%.

Earnings from continuing operations for 2006 were $822.9 million or $2.94 per diluted share compared to $607.3 million or $2.19 per diluted share. For 2006, net earnings were $561.8 million, or $2.73 per diluted share, which included a $41.5 million, or $0.20 per diluted share, loss from discontinued operations, compared to $510.1 million, or $2.50 per diluted share for 2005, which included $63.9 million, or $0.31 per diluted share, in earnings from discontinued operations. Refer to Note 8 in the Consolidated Financial Statements for additional information on discontinued operations.

Segment Results of Operations

Diversified

	Twelve Months Ended December 31 ,
	2006	2005	% Change
	(In thousands)

Revenue	$778,125	$722,054	8%
Segment earnings	90,055	87,617	3%
Operating margin	11.6%	12.1%
Bookings	830,756	785,983	6%
Book-to-Bill	1.07	1.09
Backlog	358,385	304,781	18%

Diversified’s revenue and earnings increases were primarily due to growth in the Process Equipment group. Operating margin decreased 50 basis points as the impact of the revenue growth was offset by softness in markets served by the Industrial Equipment group. Backlog reached a record high on a 6% increase in bookings for the year.

Industrial Equipment revenue was up 3% over the prior year, mainly due to the commercial aerospace market. Earnings decreased 6%, as the leverage on increased revenue was offset by softness in light construction and agricultural markets, the cost of productivity initiatives, higher material costs, and lower margin aerospace revenue. Bookings decreased 5% and backlog increased 2% over the prior year.

Process Equipment group’s revenue increased 18% over the prior year due to robust heat exchanger and energy markets. Improved pricing and productivity partially offset by weak demand for print control systems contributed to the 25% earnings growth over the prior year. Bookings and backlog increased 28% and 64%, respectively, when compared to the prior year.

Electronics

	Twelve Months Ended December 31,
	2006	2005	% Change
	(In thousands)

Revenue	$880,685	$546,043	61%
Segment earnings	119,425	46,888	155%
Operating margin	13.6%	8.6%
Bookings	888,244	571,983	55%
Book-to-Bill	1.01	1.05
Backlog	150,143	141,102	6%

The increases in revenue and earnings at Electronics compared to the prior year were due to the third quarter 2005 acquisitions of Knowles Electronics and Colder Products and significant organic revenue growth of 21% for the year due to strength in the core Components businesses.

Components revenue increased 81%, while operating earnings increased 187% compared to the prior year, as a result of the Knowles and Colder acquisitions and strong organic growth, particularly in the frequency controls and micro acoustics markets. Acquisitions accounted for 52% and 63% of the revenue and earnings growth, respectively. Bookings and backlog increased 72% and 7%, respectively, when compared to the prior year.

Commercial equipment revenue increased 9% while earnings decreased 8%, due to weakness in the ATM business. Bookings increased 8%, while backlog decreased 8%, when compared to the prior year.

Industries

	Twelve Months Ended December 31,
	2006	2005	% Change
	(In thousands)

Revenue	$876,494	$817,947	7%
Segment earnings	123,982	104,282	19%
Operating margin	14.1%	12.7%
Bookings	939,149	846,258	11%
Book-to-Bill	1.07	1.03
Backlog	288,835	222,793	30%

Industries’ revenue and earnings increases over the prior year were the result of improvements in the Mobile Equipment group which experienced strong energy, military, and commercial transportation markets in 2006. Operating margin increased 140 basis points largely due to operating efficiencies and positive leverage in the refuse and trailer markets.

Mobile Equipment revenue increased 13% over the prior year, driven for the most part by strength in the commercial transportation market. Earnings increased 29% driven by volume and improved leverage. In addition, prior year earnings were positively impacted by a gain of approximately $1 million on the sale of a facility. Bookings and backlog increased 20% and 37%, respectively.

Revenue in the Service Equipment group declined 3% compared to the prior year reflecting weakness in the North American automotive service industry. Earnings increased by 2% compared to the prior year. Bookings and backlog decreased 5% and 7%, respectively.

Resources

	Twelve Months Ended December 31,
	2006	2005	% Change
	(In thousands)

Revenue	$1,841,491	$1,518,939	21%
Segment earnings	316,328	260,671	21%
Operating margin	17.2%	17.2%
Bookings	1,873,241	1,550,000	21%
Book-to-Bill	1.02	1.02
Backlog	237,987	167,561	42%

Resources’ revenue, earnings, and bookings increases were primarily the result of improvements in the Oil and Gas Equipment group and the August 30, 2006 acquisition of Paladin. Margin remained flat as it was impacted by purchase accounting amortization related to the Paladin acquisition. Overall, the segment had organic revenue growth of 13% during the year, with the remainder primarily from acquisitions.

Oil and Gas Equipment delivered strong results throughout 2006 with revenue and earnings increases of 37% and 52%, respectively, over the prior year. Commodity pricing for oil and gas began moderating in the second quarter of 2006, however, strong activity in exploration, production and drilling continued to drive the positive 2006 results. The group continues to add capacity judiciously to meet increasing levels of demand. Bookings increased by 37% and backlog increased 72% when compared to the prior year.

Fluid Solutions revenue and earnings increased 8% and 3%, respectively, when compared to the prior year. The revenue increase was due to improvements in mobile transport equipment, global demand for retail petroleum equipment and support equipment for the growing ethanol business. Product mix had a negative impact on earnings and margin. Bookings increased 9% and backlog increased 27% when compared to the prior year.

Material Handling revenue increased 20% while earnings increased 13% compared to the prior year . The revenue increase was primarily due to the Paladin acquisition and continued growth in the heavy winch business, partially offset by softness in the automotive and recreational vehicle markets. Margin was impacted by the weak automotive, light construction and recreational vehicle markets. Bookings increased 19% while the backlog grew 39% when compared to the prior year.

Systems

	Twelve Months Ended December 31,
	2006	2005	% Change
	(In thousands)

Revenue	$834,854	$705,377	18%
Segment earnings	114,113	100,088	14%
Operating margin	13.7%	14.2%
Bookings	841,913	755,436	11%
Book-to-Bill	1.01	1.07
Backlog	181,530	174,402	4%

Systems’ increases in revenue and earnings over the prior year were driven by improvements at all businesses in the segment. The decrease in operating margin was due to the Food Equipment group which more than offset increases by Packaging Equipment.

Food Equipment revenue and earnings increased 19% and 13%, respectively, over the prior year due to positive market demand for both supermarket and foodservice equipment. The margin decrease reflects increased commodity costs and temporary cost inefficiencies related to higher production levels in the food equipment business. Bookings increased 15% compared to the prior year, while backlog increased 5%.

Packaging Equipment revenue and earnings increased 15% and 19%, respectively, over the prior year, as a result of increases in both can necking equipment and packaging closure systems. Bookings remained flat while backlog increased 1%.

Technologies

	Twelve Months Ended December 31,
	2006	2005	% Change
	(In thousands)

Revenue	$1,313,546	$1,033,853	27%
Segment earnings	206,728	134,963	53%
Operating margin	15.7%	13.1%
Bookings	1,297,719	1,058,873	23%
Book-to-Bill	0.99	1.02
Backlog	125,929	102,207	23%

Technologies’ revenue and earnings increases over the prior year reflect the relative strength of the segment’s markets during 2006. The segment achieved strong organic growth of 19%, with the remainder mainly from acquisitions as improvements were reported in both groups in the segment.

Automation and Measurement revenue increased 33% and earnings increased 97% when compared to the prior year. Although the semiconductor market moderated in the fourth quarter of 2006, the group continued to exhibit strong fundamentals based on levels of recurring revenue and the overall strength of the consumer electronics industry. Bookings increased 26% and backlog increased 2% compared to the prior year.

Product Identification (“PI”) revenue increased 21% and earnings increased 37% over the prior year, reflecting successful results from all product lines and regions as well as the impact of the Markem and O’Neil acquisitions which contributed 12% to the group’s revenue growth for the year. Bookings increased 18% and backlog increased 64%.

2005 COMPARED WITH 2004

Consolidated Results of Operations

Revenue for the year ended December 31, 2005 increased 19.1% or $853.9 from 2004, primarily driven by increases at all six segments led by $278.7 million at Resources and $142.2 million at Electronics. Resources’ revenue increased due to positive market fundamentals, acquisitions and improved operating efficiencies. Electronics’ revenue was impacted by the acquisition of two significant Components companies in the third quarter of 2005 along with operating improvements in the core businesses. Overall, Dover’s organic revenue growth was 10%, acquisition growth was 9%, and the foreign exchange impact was negligible. Gross profit increased 17.3% to $1,878.7 million, while gross profit margin of 35.2% decreased 50 basis points.

Selling and administrative expenses for 2005 were $1,211.5 million, or 22.7% of revenue, compared to $1,053.1 million or 23.5% of revenue in 2004. The increase in selling and administrative expenses included increases in compensation and pension benefits along with the impact of the 2005 acquisitions. Operating earnings of $667.2 million for 2005 increased $119.1 million compared to the prior year due primarily to the 19.1% increase in revenue, benefits from improved operating efficiencies and improved global economic conditions. Operating margin for 2005 increased 30 basis points to 12.5%.

Net interest expense increased 18.1% to $72.2 million for 2005, compared to $61.1 million for 2004, primarily due to the increase in net interest expense from higher outstanding borrowings used to fund 2005 acquisitions.

Other (Income) Expense, net for 2005 of ($12.3) million was driven primarily by foreign exchange gains. Other (Income) Expense, net of ($5.1) million for 2004 included favorable settlements and miscellaneous credits of $11.8 million, which were largely offset by foreign exchange losses of $6.7 million.

The 2005 effective tax rate for continuing operations was 26.5% compared to 26.4% in 2004 and included a $9.5 million U.S. tax provision related to the repatriation of $373.7 million of dividends, a $25.5 million benefit primarily related to the resolution of U.S. tax issues, and a $5.5 million first quarter benefit related to a favorable federal tax court decision. Excluding the repatriation provision, the full year 2005 effective tax rate for continuing operations was 24.9%.

Earnings from continuing operations for 2005 were $446.2 million or $2.19 per diluted share compared to $362.4 million or $1.77 per diluted share in 2004. For 2005, net earnings were $510.1 million or $2.50 per diluted share, which included $63.9 million or $0.31 per diluted share in earnings from discontinued operations, compared to $412.8 million or $2.02 per diluted share for 2004, which included $50.3 million or $0.25 per diluted share in earnings from discontinued operations. Refer to Note 8 in the Consolidated Financial Statements for additional information on discontinued operations.

Segment Results of Operations

Diversified

	Twelve Months Ended December 31,
	2005	2004	% Change
	(In thousands)

Revenue	$722,054	$574,960	26%
Segment earnings	87,617	69,050	27%
Operating margin	12.1%	12.0%
Bookings	785,983	633,472	24%
Book-to-Bill	1.09	1.10
Backlog	304,781	242,025	26%

Diversified’s revenue and earnings increases were driven by both the Industrial Equipment Group and the Process Equipment Group due to growth in the aerospace, defense, heat exchanger, and oil and gas markets.

Industrial Equipment’s revenue and earnings increased 29% and 19%, respectively, over the prior year. The revenue increase was driven primarily by strength in the aerospace and construction markets. The margin decrease resulted from unfavorable product mix and acquisition-related costs, partially offset by volume increases and moderating raw material pricing. The automotive and powersports business was down as gains from the North American professional racing market were not enough to offset a weak powersports market. Bookings increased 26% and backlog increased 25%.

Process Equipment’s full-year revenue and earnings rose 19% and 33%, respectively, and margin grew to over 15%, reflecting double digit revenue growth in all areas, and significant earnings and margin growth in the oil and gas market for bearings. In addition, overall growth was driven by the expanding HVAC markets for heat exchangers, as well as productivity gains. Bookings increased 20% and backlog grew 30%.

Electronics

	Twelve Months Ended December 31,
	2005	2004	% Change
	(In thousands)

Revenue	$546,043	$403,856	35%
Segment earnings	46,888	35,293	33%
Operating margin	8.6%	8.7%
Bookings	571,983	408,259	40%
Book-to-Bill	1.05	1.01
Backlog	141,102	77,388	82%

The increases in both revenue and earnings at Electronics were primarily driven by the acquisition of two significant Components companies, Knowles Electronics and Colder Products, in the third quarter of 2005 and operating improvements within core businesses, although these gains were partially offset by decreases in Commercial Equipment and purchase accounting amortization.

Components operating earnings increased 207% in 2005 compared to the prior year on a 57% increase in revenue, reflecting the acquisitions, and revenue and earnings growth in almost all of the other Components businesses. The margin grew to exceed 12% and was aided by the two acquisitions and included $5.3 million of integration costs related to a 2004 Vectron acquisition. Bookings increased 65% and backlog grew 89%.

Commercial Equipment full year revenue was flat, with earnings down 23% and a substantial decrease in margin, reflecting some market softness and the effect of Hurricane Katrina, which disrupted the ATM operations significantly in the third quarter of 2005. Bookings decreased 2% and backlog grew 23%.

Industries

	Twelve Months Ended December 31,
	2005	2004	% Change
	(In thousands)

Revenue	$817,947	$748,082	9%
Segment earnings	104,282	88,967	17%
Operating margin	12.7%	11.9%
Bookings	846,258	777,495	9%
Book-to-Bill	1.03	1.04
Backlog	222,793	192,510	16%

Revenue and earnings increases in Industries were driven primarily by the Mobile Equipment group, due to strong military sales and strength in environmental markets. Industries’ earnings increase was partially offset by a decrease at the Service Equipment group. Bookings and backlog both exceeded prior-year levels on improved strength in the environmental and military markets.

Strong military sales and strength in the oil field industry contributed to Mobile Equipment revenue and earnings increases of 15% and 41%, respectively, with significant margin improvement. Earnings were also positively impacted by a gain of approximately $1 million on the sale of a facility and cost control initiatives. Bookings increased 14% driven by strong demand for trailer and refuse products and backlog increased 15%.

Service Equipment revenue and margin were flat while earnings declined moderately, reflecting overall end market conditions and weakness in the automotive service industry. Earnings were negatively impacted by product mix, new product introduction costs, and a facility shutdown. Bookings were essentially flat, while backlog increased 18%.

Resources

	Twelve Months Ended December 31,
	2005	2004	% Change
	(In thousands)

Revenue	$1,518,939	$1,240,255	22%
Segment earnings	260,671	206,256	26%
Operating margin	17.2%	16.6%
Bookings	1,550,000	1,292,621	20%
Book-to-Bill	1.02	1.04
Backlog	167,561	137,145	22%

In 2005, Resources had record revenue, earnings, margin, bookings and backlog, reflecting positive market fundamentals, acquisitions and improved operating efficiencies.

Oil and Gas Equipment led the segment in 2005 with increases in revenue and earnings of 52% and 62%, respectively, due to continued robust demand for its energy-related products. Bookings increased by 49% and backlog increased 58%.

Fluid Solutions revenue and earnings increased 12% and 16%, respectively, due to strong refining, petrochemical, and transportation markets, partially offset by weakness in the retail petroleum markets. Bookings were up 11%, and backlog was up 10%.

Material Handling realized an increase in revenue of 14% while earnings, which included strategic realignment costs at one of the businesses, grew 6%. The increase in revenue was driven by demand in the construction, crane, aerial lift, petroleum, and military markets, partially offset by slow demand from the automotive industry. Bookings were up 11% and backlog was up 20%.

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

Food Equipment revenue increased 14% in 2005 compared to the prior year, due to higher supermarket and foodservice equipment sales, resulting in an earnings increase of 42%. Margin improved due to volume leverage, pricing initiatives and productivity gains. Bookings increased 13% and backlog was up 26%.

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

Technologies

	Twelve Months Ended December 31,
	2005	2004	% Change
	(In thousands)

Revenue	$1,033,853	$902,283	15%
Segment earnings	134,963	129,058	5%
Operating margin	13.1%	14.3%
Bookings	1,058,873	870,238	22%
Book-to-Bill	1.02	0.96
Backlog	102,207	75,940	35%

Revenue and earnings increases in 2005 reflected strength in the product identification market, offset by costs of $8 million related to restructuring charges that are expected to have a positive impact on the segment’s future financial performance.

A&M revenue was essentially flat and earnings declined 25% in 2005 compared to the prior year, reflecting restructuring charges of approximately $6 million, principally related to certain facility closures, and general sales declines, except at the screen printer rework equipment companies. Bookings increased 9% and backlog increased 59%.

PI reported a revenue increase of 41%, while earnings increased 30%. The revenue and earnings increases were primarily attributable to the impact of the Datamax acquisition at the end of 2004, partially offset by approximately $2 million of restructuring costs, weakness in printing equipment markets and price competitiveness for marking equipment. Bookings increased 41% and backlog increased 3%.

Critical Accounting Policies

The Company’s consolidated financial statements and related public financial information are based on the application of generally accepted accounting principles in the United States of America (“GAAP”). GAAP requires the use of estimates, assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue and expense amounts reported. These estimates can also affect supplemental information contained in the public disclosures of the Company, including information regarding contingencies, risk and its financial condition. The Company believes its use of estimates and underlying accounting assumptions conform to GAAP and are consistently applied. Valuations based on estimates are reviewed for reasonableness on a consistent basis throughout the Company. Primary areas where the financial information of Dover is subject to the use of estimates, assumptions and the application of judgment include the following areas:

•	Revenue is recognized when all of the following circumstances are satisfied: a) persuasive evidence of an arrangement exists, b) price is fixed or determinable, c) collectibility is reasonably assured, and d) delivery has occurred. In revenue transactions where installation is required, revenue can be recognized when the installation obligation is not essential to the functionality of the delivered products. Revenue transactions involving non-essential installation obligations are those which can generally be completed in a short period of time at insignificant cost and the skills required to complete these installations are not unique to the Company and in many cases can be provided by third parties or the customers. If the installation obligation is essential to the functionality of the delivered product, revenue recognition is deferred until installation is complete. In addition, when it is determined that there are multiple deliverables to a sales arrangement, the Company will allocate consideration received to the separate deliverables based on their relative fair values and recognize revenue based on the appropriate criteria for each deliverable identified. In a limited number of revenue transactions, other post shipment obligations such as training and customer acceptance are required and, accordingly, revenue recognition is deferred until the customer is obligated to pay, or acceptance has been confirmed. Service revenue is recognized and earned when services are performed.

•	Allowances for doubtful accounts are estimated at the individual operating companies based on estimates of losses related to customer receivable balances. Estimates are developed by using standard quantitative measures based on historical losses, adjusting for current economic conditions and, in some cases, evaluating specific customer accounts for risk of loss. The establishment of reserves requires the use of judgment and assumptions regarding the potential for losses on receivable balances. Due to the fact that Dover operates in many different markets, changes in economic conditions in specific markets generally should not have a material effect on reserve balances required.

•	Inventory for the majority of the Company’s subsidiaries, including all international subsidiaries and the Technologies segment, are stated at the lower of cost, determined on the first-in, first-out (FIFO) basis, or market. Other domestic inventory is stated at cost, determined on the last-in, first-out (LIFO) basis, which is less than market value. Under certain market conditions, estimates and judgments regarding the valuation of inventory are employed by the Company to properly value inventory. Technologies companies tend to experience higher levels of inventory value fluctuations, particularly given the relatively high rate of product obsolescence over relatively short periods of time.

•	Occasionally, the Company will establish restructuring reserves at an operation in accordance with appropriate accounting principles. These reserves, for both severance and exit costs, require the use of estimates. Though Dover believes that these estimates accurately reflect the anticipated costs, actual results may be different than the estimated amounts.

•	Dover has significant tangible and intangible assets on its balance sheet that include goodwill and other intangibles related to acquisitions. The valuation and classification of these assets and the assignment of useful depreciation and amortization lives involve significant judgments and the use of estimates. The testing of these intangibles under established accounting guidelines (including SFAS No. 142) for impairment also requires significant use of judgment and assumptions, particularly as it relates to the identification of reporting units and the determination of fair market value. Dover’s assets and reporting units are tested and reviewed for impairment on an annual basis during the fourth quarter or when indicators of impairment exist. The Company believes that its use of estimates and assumptions are reasonable and comply with generally accepted accounting principles. Changes in business conditions could potentially require adjustments to the valuations.

•	The valuation of Dover’s pension and other post-retirement plans requires the use of assumptions and estimates that are used to develop actuarial valuations of expenses and assets/liabilities. These assumptions include discount rates, investment returns, projected salary increases and benefits, and mortality rates. The actuarial assumptions used in Dover’s pension reporting are reviewed annually and are compared with external benchmarks to assure that they accurately account for Dover’s future pension obligations. Changes in assumptions and future investment returns could potentially have a material impact on Dover’s pension expenses and related funding requirements. Dover’s expected long-term rate of return on plan assets is reviewed annually based on actual returns, economic trends and portfolio allocation. Dover’s discount rate assumption is determined by constructing a portfolio of bonds to match the expected benefit stream to be paid from the Company’s pension plans. The benefit payment stream is assumed to be funded from bond coupons and maturities, as well as interest on the excess cash flows from the bond portfolio.

•	Dover has significant amounts of deferred tax assets that are reviewed for recoverability and valued accordingly. These assets are evaluated by using estimates of future taxable income streams and the impact of tax planning strategies. Reserves are also estimated for ongoing audits regarding federal, state and international issues that are currently unresolved. The Company routinely monitors the potential impact of these situations and believes that it is properly reserved. Valuations related to tax accruals and assets can be impacted by changes in accounting regulations, changes in tax codes and rulings, changes in statutory tax rates, and the Company’s future taxable income levels.

•	Dover has significant accruals and reserves related to its risk management program. These accruals require the use of estimates and judgment with regard to risk exposure and ultimate liability. The Company estimates losses under these programs using actuarial assumptions, Dover’s experience, and relevant industry data. Dover considers the current level of accruals and reserves adequate relative to current market conditions and Company experience.

•	Dover has established reserves for environmental and legal contingencies at both the operating company and corporate levels. A significant amount of judgment and use of estimates is required to quantify Dover’s ultimate exposure in these matters. The valuation of reserves for contingencies is reviewed on a quarterly basis at the operating and corporate levels to assure that Dover is properly reserved. Reserve balances are adjusted to account for changes in circumstances for ongoing issues and the establishment of additional reserves for emerging issues. While Dover believes that the current level of reserves is adequate, future changes in circumstances could impact these determinations.

•	The Company from time to time will discontinue certain operations for various reasons. Estimates are used to adjust, if necessary, the assets and liabilities of discontinued operations to their estimated fair value less costs to sell. These estimates include assumptions relating to the proceeds anticipated as a result of the sale. The adjustments to fair market value of these operations provide the basis for the gain or loss when sold. Changes in business conditions or the inability to sell an operation could potentially require future adjustments to these estimates.

•	The Company uses the Black-Scholes valuation model to estimate the fair value of SSARs and stock options that are granted to employees. The model requires management to estimate the expected life of the SSAR or option and the volatility of Dover’s stock using historical data. For additional information related to the assumptions used, see Note 10 to the Consolidated Financial Statements in Item 8 of this Form 10-K.

New Accounting Standards

Effective January, 1 2006, Dover adopted SFAS No. 123(R), “Share Based Payment.” See Notes 1 and 2 to the Consolidated Financial Statements in Item 8 of this Form 10-K for additional information on the adoption of this standard.

Effective December 31, 2006, Dover adopted SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an Amendment of Financial Accounting Standards Board (“FASB”) Statements No. 87, 88, 106, and 132(R)” (“SFAS No. 158”). See Notes 2 and 13 to the Consolidated Financial Statements in Item 8 of this Form 10-K for additional information on the adoption of this standard.

In July 2006, the FASB issued Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 clarifies the way companies are to account for uncertainty in income tax reporting and filing and prescribes a consistent recognition threshold and measurement attribute for recognizing, derecognizing, and measuring the tax benefits of a tax position taken, or expected to be taken, on a tax return. Any change in net assets as a result of adopting the new standard is required to be recorded as a cumulative effect adjustment to Dover’s opening retained earnings balance as of January 1, 2007. The adoption of FIN 48 is not expected to have a material impact on the Company’s retained earnings balance as of January 1, 2007.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current year Financial Statements” (“SAB 108”), which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 is effective as of the end of Dover’s 2006 fiscal year, allowing a one-time transitional cumulative effect adjustment to beginning retained earnings as of January 1, 2006 for errors that were not previously deemed material, but are material under the guidance in SAB 108. The adoption of SAB 108 as of December 31, 2006 had no impact on Dover’s financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This statement is effective for fiscal periods beginning after November 15, 2007 and does not require any new fair value measurements. The Company is currently evaluating the impact of SFAS No. 157 on its overall results of operations or financial position.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS No. 154”), which replaces APB No. 20 “Accounting Changes,” and SFAS No. 3 “Reporting Accounting Changes in Interim Financial Statements.” SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principle, and applies to all voluntary changes in accounting principles, as well as changes required by an accounting pronouncement in the unusual instance that it does not include specific transition provisions. Specifically, SFAS No. 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine the period-specific effects or the cumulative effect of the change. SFAS No. 154 does not change the transition provisions of any existing pronouncement. SFAS No. 154 is effective for Dover for all accounting changes and corrections of errors made beginning January 1, 2006 and had no impact on Dover.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, An Amendment of Accounting Research Bulletin No. 43, Chapter 4” (“SFAS No. 151”). SFAS No. 151 requires that abnormal amounts of idle capacity and spoilage costs be excluded from the cost of inventory and expensed when incurred. The provisions of SFAS No. 151 were applicable to inventory costs incurred beginning January 1, 2006. The effect of the adoption of SFAS No. 151 was immaterial to Dover’s consolidated results of operations, cash flows or financial position.

Non-GAAP Disclosures

In an effort to provide investors with additional information regarding the Company’s results as determined by GAAP, the Company also discloses non-GAAP information which management believes provides useful information to investors. Free cash flow, net debt, total capitalization, operational working capital, revenue excluding the impact of changes in foreign currency exchange rates and organic revenue growth are not financial measures under GAAP and should not be considered as a substitute for cash flows from operating activities, debt or equity, revenue and working capital as determined in accordance with GAAP and they may not be comparable to similarly titled measures reported by other companies. Management believes the net debt to total capitalization ratio and free cash flow are important measures of operating performance and liquidity. Net debt to total capitalization is helpful in evaluating the Company’s capital structure and the amount of leverage it employs. Free cash flow provides both management and investors a measurement of cash generated from operations that is available to fund acquisitions, pay dividends, repay debt and repurchase Dover’s common stock. Reconciliations of free cash flow and net debt can be found above in this Item 7, Management’s Discussion and Analysis. Management believes that reporting operational working capital (also sometimes called “adjusted working capital”), which is calculated as accounts receivable, plus inventory, less accounts payable, provides a meaningful measure of the Company’s operational results by showing the changes caused solely by revenue. In addition, management believes that reporting operational working capital and revenue at constant currency, which excludes the positive or negative impact of fluctuations in foreign currency exchange rates, provides a meaningful measure of the Company’s operational changes, given the global nature of Dover’s businesses. Management also believes that reporting organic revenue growth, which excludes the impact of foreign currency exchange rates and acquisitions, provides a useful comparison of the Company’s revenue performance and trends between periods.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rates

The Company’s exposure to market risk for changes in interest rates relates primarily to the fair value of long-term fixed interest rate debt, interest rate swaps attached thereto, commercial paper borrowings and investments in cash equivalents. Generally, the fair market value of fixed-interest rate debt will increase as interest rates fall and decrease as interest rates rise. A 59 basis point increase or decrease in interest rates (10% of the Company’s weighted average long-term debt interest rate) would have an immaterial effect on the fair value of the Company’s long-term debt. Commercial paper borrowings are at variable interest rates, and have maturities of three months or less. A 53 basis point increase or decrease in the interest rates (10% of the Company’s weighted average commercial paper interest rate) on commercial paper borrowings would have an immaterial impact on the Company’s pre-tax earnings. All highly liquid investments, including highly liquid debt instruments purchased with an original maturity of three months or less, are considered cash equivalents. The Company places its investments in cash equivalents with high credit quality issuers and limits the amount of exposure to any one issuer. A 51 basis point decrease or increase in interest rates (10% of the Company’s weighted average interest rate) would have an immaterial impact on the Company’s pre-tax income. As of December 31, 2006, the Company had two interest rate swaps outstanding, as discussed in Note 9 to the Consolidated Financial Statements. The Company does not enter into derivative financial or derivative commodity instruments for trading or speculative purposes.

Foreign Exchange

The Company conducts business in various foreign countries, primarily in Canada, Mexico, substantially all of the European countries, Brazil, Argentina, Malaysia, China and other Asian countries. Therefore, changes in the value of the currencies of these countries affect the Company’s financial position and cash flows when translated into U.S. Dollars. The Company has generally accepted the exposure to exchange rate movements relative to its investment in foreign operations. The Company may, from time to time, for a specific exposure, enter into fair value hedges. Certain individual operating companies that have foreign exchange exposure have established formal policies to mitigate risk in this area by using fair value and/or cash flow hedging. The Company has mitigated and will continue to mitigate a portion of its currency exposure through operation of decentralized foreign operating companies in which the majority of all costs are local-currency based. A change of 10% or less in the value of all foreign currencies would not have a material effect on the Company’s financial position and cash flows.

Item 8.	Financial Statements and Supplementary Data

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND
FINANCIAL STATEMENT SCHEDULE

Page

33	Management’s Report on Internal Control Over Financial Reporting
34	Report of Independent Registered Public Accounting Firm
36	Consolidated Statements of Operations (For the years ended December 31, 2006, 2005 and 2004)
37	Consolidated Balance Sheets (At December 31, 2006 and 2005)
38	Consolidated Statements of Stockholders’ Equity and Comprehensive Earnings (For the years ended December 31, 2006, 2005 and 2004)
39	Consolidated Statements of Cash Flows (For the years ended December 31, 2006, 2005 and 2004)
40-70	Notes to Consolidated Financial Statements
71	Financial Statement Schedule — Schedule II, Valuation and Qualifying Accounts

(All other schedules are not required and have been omitted)

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on its assessment under the criteria set forth in Internal Control — Integrated Framework, management concluded that, as of December 31, 2006, the Company’s internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

In making its assessment of internal control over financial reporting as of December 31, 2006, management has excluded those companies acquired in purchase business combinations during 2006, which included Infocash/Cash Services Limited, Cash Point Machines PLC, O’Neil Product Development, Paladin Brands Holding Inc., Environ Holdings, Markem Corp., and Magnum Systems Inc. These companies are wholly-owned by the Company and their total revenue for the year ended December 31, 2006 represents approximately 3% of the Company’s consolidated total revenue for the same period and their assets represent approximately 18% of the Company’s consolidated assets as of December 31, 2006.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Dover Corporation:

We have completed integrated audits of Dover Corporation’s consolidated financial statements and of its internal control over financial reporting as of December 31, 2006, in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the index appearing under Item 15 (a)(1) present fairly, in all material respects, the financial position of Dover Corporation and its subsidiaries at December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for share-based compensation and defined benefit pension and other postretirement obligations in 2006.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in “Management’s Report on Internal Control Over Financial Reporting,” appearing under Item 8, that the Company maintained effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

As described in Management’s Report of Internal Control Over Financial Reporting, management has excluded Infocash/Cash Services Limited, Cash Point Machines PLC, O’Neil Product Development, Paladin Brands Holding Inc., Environ Holdings, Markem Corp., and Magnum Systems Inc. from its assessments of internal control over financial reporting as of December 31, 2006 because they were acquired by the Company in purchase business combinations during 2006. These companies are wholly owned by the Company and their total revenue and assets represent approximately 3% and 18% of the Company’s consolidated total revenue and assets, respectively, as reflected in its financial statements for the year ended December 31, 2006.

/s/  PricewaterhouseCoopers LLP
New York, New York
February 28, 2007

DOVER CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2006	2005	2004
	(In thousands, except per share figures)

Revenue	$6,511,623	$5,333,338	$4,479,390
Cost of goods and services	4,163,581	3,454,634	2,878,130

Gross profit	2,348,042	1,878,704	1,601,260
Selling and administrative expenses	1,436,237	1,211,461	1,053,100

Operating earnings	911,805	667,243	548,160

Interest expense, net	76,984	72,231	61,143
Other expense (income), net	11,952	(12,321)	(5,098)

Total interest/other expense, net	88,936	59,910	56,045

Earnings before provision for income taxes and discontinued operations	822,869	607,333	492,115
Provision for income taxes	219,541	161,138	129,697

Earnings from continuing operations	603,328	446,195	362,418

Earnings (loss) from discontinued operations, net	(41,546)	63,947	50,337

Net earnings	$561,782	$510,142	$412,755

Basic earnings per common share:
Earnings from continuing operations	$2.96	$2.20	$1.78
Earnings (loss) from discontinued operations	(0.20)	0.32	0.25
Net earnings	2.76	2.51	2.03
Weighted average shares outstanding	203,773	202,979	203,275

Diluted earnings per common share:
Earnings from continuing operations	$2.94	$2.19	$1.77
Earnings (loss) from discontinued operations	(0.20)	0.31	0.25
Net earnings	2.73	2.50	2.02
Weighted average shares outstanding	205,497	204,177	204,786

Dividends paid per common share	$0.71	$0.66	$0.62

The following table is a reconciliation of the share amounts used in computing earnings per share:

	For the Years Ended December 31,
	2006	2005	2004

Weighted average shares outstanding — Basic	203,773	202,979	203,275
Dilutive effect of assumed exercise of employee stock options	1,724	1,198	1,511

Weighted average shares outstanding — Diluted	205,497	204,177	204,786

Anti-dilutive shares excluded from diluted EPS computation	1,716	4,339	3,604

See Notes to Consolidated Financial Statements.

DOVER CORPORATION

CONSOLIDATED BALANCE SHEETS

	At December 31,	At December 31,
	2006	2005
	(In thousands)

Current assets:
Cash and equivalents	$373,616	$185,832
Receivables, net of allowances of $28,632 and $26,158	1,056,828	850,084
Inventories, net	709,647	573,265
Prepaid and other current assets	65,646	49,716
Deferred tax asset	65,769	46,881

Total current assets	2,271,506	1,705,778

Property, plant and equipment, net	856,799	706,744
Goodwill	3,201,983	2,555,596
Intangible assets, net	1,065,382	696,267
Other assets and deferred charges	123,045	239,367
Assets of discontinued operations	107,943	676,740

Total assets	$7,626,658	$6,580,492

Current liabilities:
Notes payable and current maturities of long-term debt	$290,549	$194,162
Accounts payable	410,001	329,362
Accrued compensation and employee benefits	280,580	218,312
Accrued insurance	122,488	112,414
Other accrued expenses	183,642	155,409
Federal and other taxes on income	146,720	97,033

Total current liabilities	1,433,980	1,106,692

Long-term debt	1,480,491	1,344,173
Deferred income taxes	364,034	354,426
Other deferrals (principally compensation)	405,845	238,417
Liabilities of discontinued operations	131,286	207,261
Commitments and contingent liabilities
Stockholders’ Equity:
Preferred stock	—	—
Common stock	242,293	239,796
Additional paid-in capital	241,455	122,181
Accumulated other comprehensive earnings	48,852	57,778
Retained earnings	4,421,927	4,004,944
Common stock in treasury	(1,143,505)	(1,095,176)

Total stockholders’ equity	3,811,022	3,329,523

Total liabilities and stockholders’ equity	$7,626,658	$6,580,492

See Notes to Consolidated Financial Statements.

DOVER CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND
COMPREHENSIVE EARNINGS

			Accumulated
	Common	Additional	Other			Total	Comprehensive
	Stock	Paid-In	Comprehensive	Retained	Treasury	Stockholders’	Earnings
	$1 Par Value	Capital	Earnings (Loss)	Earnings	Stock	Equity	(Loss)
	(In thousands, except per share figures)
Balance at 12/31/03	$238,304	$80,746	$119,673	$3,342,020	$(1,038,072)	$2,742,671
Net earnings	—	—	—	412,755	—	412,755	$412,755
Dividends paid	—	—	—	(126,060)	—	(126,060)	—
Common stock issued for options exercised	698	12,909	—	—	—	13,607	—
Tax benefit from the exercise of stock options	—	4,959	—	—	—	4,959	—
Common stock issued, net of cancellations	13	365	—	—	—	378	—
Common stock acquired	—	—	—	—	(5,175)	(5,175)	—
Translation of foreign financial statements	—	—	76,081	—	—	76,081	76,081
Unrealized holding losses, net of tax	—	—	(534)	—	—	(534)	(534)

Balance at 12/31/04	239,015	98,979	195,220	3,628,715	(1,043,247)	3,118,682	$488,302

Net earnings	—	—	—	510,142	—	510,142	$510,142
Dividends paid	—	—	—	(133,913)	—	(133,913)	—
Common stock issued for options exercised	762	18,458	—	—	—	19,220	—
Tax benefit from the exercise of stock options	—	3,628	—	—	—	3,628	—
Common stock issued, net of cancellations	19	1,116	—	—	—	1,135	—
Common stock acquired	—	—	—	—	(51,929)	(51,929)	—
Translation of foreign financial statements	—	—	(134,540)	—	—	(134,540)	(134,540)
Unrealized holding gains, net of tax	—	—	3,014	—	—	3,014	3,014
Minimum pension liability adjustment (SFAS No. 87)	—	—	(5,916)	—	—	(5,916)	(5,916)

Balance at 12/31/05	239,796	122,181	57,778	4,004,944	(1,095,176)	3,329,523	$372,700

Net earnings	—	—	—	561,782	—	561,782	$561,782
Dividends paid	—	—	—	(144,799)	—	(144,799)	—
Common stock issued for options exercised	2,486	74,941	—	—	—	77,427	—
Tax benefit from the exercise of stock options	—	15,316	—	—	—	15,316	—
Stock-based compensation expense	—	28,460	—	—	—	28,460	—
Common stock issued, net of cancellations	11	557	—	—	—	568	—
Common stock acquired	—	—	—	—	(48,329)	(48,329)	—
Translation of foreign financial statements	—	—	113,282	—	—	113,282	113,282
Unrealized holding losses, net of tax	—	—	(364)	—	—	(364)	(364)
Minimum pension liability adjustment (SFAS No. 87)	—	—	1,660	—	—	1,660	1,660
Adjustment related to adoption of SFAS No. 158(1)	—	—	(123,504)	—	—	(123,504)	—

Balance at 12/31/06	$242,293	$241,455	$48,852	$4,421,927	$(1,143,505)	$3,811,022	$676,360

•	(1) For additional information on the adoption of SFAS No. 158 and on Dover’s employee benefit plans see Notes 2 and 13, respectively.

•	Preferred Stock, par value $100 per share. 100,000 shares authorized; none issued.

•	Common Stock, par value $1 per share. 500,000,000 shares authorized; 242,292,767 and 239,795,594 shares issued at December 31, 2006 and 2005, respectively.

•	Treasury Stock, at cost; 37,976,618 and 36,945,538 shares at December 31, 2006 and 2005, respectively.

•	Unrealized holding gains (losses), net of tax provision (benefit) of $(127), $1,085 and ($288) in 2006, 2005 and 2004, respectively.

See Notes to Consolidated Financial Statements.

DOVER CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Twelve Months Ended December 31,
	2006	2005	2004
	(In thousands)

Operating Activities of Continuing Operations
Net earnings	$561,782	$510,142	$412,755
Adjustments to reconcile net earnings to net cash from operating activities:
Loss (earnings) from discontinued operations	41,546	(63,947)	(50,337)
Depreciation and amortization	201,501	155,047	134,731
Stock-based compensation	26,396	—	—
Provision for losses on accounts receivable	6,521	8,224	3,823
Deferred income taxes	(9,485)	25,077	12,789
Employee retirement benefits	38,926	27,514	19,955
Other non-current, net	3,673	(69,793)	46,645
Changes in current assets and liabilities (excluding effects of acquisitions, dispositions and foreign exchange):
Increase in accounts receivable	(47,927)	(112,848)	(69,089)
Decrease (increase) in inventories	(5,915)	52,956	(48,941)
Decrease (increase) in prepaid expenses and other assets	(6,490)	503	(2,296)
Increase in accounts payable	6,038	31,607	54,362
Increase in accrued expenses	30,674	82,420	11,994
Increase (decrease) in accrued taxes	34,576	(56,889)	25,675
Contributions to defined benefit pension plan	(3,004)	(19,709)	(4,432)

Net cash provided by operating activities of continuing operations	878,812	570,304	547,634

Investing Activities of Continuing Operations
Proceeds from the sale of property and equipment	19,017	11,807	12,769
Additions to property, plant and equipment	(194,735)	(130,492)	(87,857)
Proceeds from sales of discontinued businesses	445,905	159,278	73,921
Acquisitions (net of cash and cash equivalents acquired)	(1,116,780)	(1,089,650)	(502,545)

Net cash used in investing activities of continuing operations	(846,593)	(1,049,057)	(503,712)

Financing Activities of Continuing Operations
Increase in notes payable, net	65,321	106,871	23,582
Reduction of long-term debt	(811)	(256,303)	(8,953)
Proceeds from long-term-debt	163,597	590,658	—
Purchase of treasury stock	(48,329)	(51,929)	(5,175)
Proceeds from exercise of stock options, including tax benefits	93,311	19,220	13,607
Dividends to stockholders	(144,799)	(133,913)	(126,059)

Net cash provided by (used in) financing activities of continuing operations	128,290	274,604	(102,998)

Cash Flows From Discontinued Operations
Net cash provided by operating activities of discontinued operations	15,899	122,571	45,314
Net cash used in investing activities of discontinued operations	(8,440)	(25,174)	(19,577)

Net cash provided by discontinued operations	7,459	97,397	25,737

Effect of exchange rate changes on cash	19,816	(17,234)	13,971

Net increase (decrease) in cash and cash equivalents	187,784	(123,986)	(19,368)
Cash and cash equivalents at beginning of period	185,832	309,818	329,186

Cash and cash equivalents at end of period	$373,616	$185,832	$309,818

Supplemental information — cash paid during the year for:
Income taxes	$159,232	$190,395	$107,378
Interest	95,717	76,659	67,861

See Notes to Consolidated Financial Statements.

DOVER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Description of Business and Summary of Significant Accounting Policies

Description of Business

Dover Corporation (“Dover” or the “Company”) is a diversified, multinational manufacturing corporation comprised of stand-alone operating companies which manufacture a broad range of specialized industrial products and components. The Company also provides engineering, testing and other services, which are not significant in relation to consolidated revenue. Dover’s operating companies are based primarily in the United States of America and Europe with manufacturing and other operations throughout the world. The Company reports its results in six segments, Diversified, Electronics, Industries, Resources, Systems and Technologies, and discusses its operations in 13 groups. For additional information on Dover’s segments, see Note 14.

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable is composed principally of trade accounts receivable that arise primarily from the sale of goods or services on account and are stated at historical cost. Management at each operating company evaluates accounts receivable to estimate the amount of accounts receivable that will not be collected in the future and records the appropriate provision. The provision for doubtful accounts is recorded as a charge to operating expense and reduces accounts receivable. The estimated allowance for doubtful accounts is based primarily on management’s evaluation of the aging of the accounts receivable balance, the financial condition of its customers, historical trends, and time outstanding of specific balances. Actual collections of accounts receivable could differ from management’s estimates due to changes in future economic, industry or customers’ financial conditions.

Fair Value of Financial Instruments

The carrying amount of cash and cash equivalents, trade receivables, accounts payable, notes payable and accrued expenses approximates fair value due to the short maturity of these instruments.

DOVER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Inventories

Inventories for the majority of the Company’s subsidiaries, including all international subsidiaries and the Technologies segment, are stated at the lower of cost, determined on the first-in, first-out (FIFO) basis, or market. Other domestic inventory is stated at cost, determined on the last-in, first-out (LIFO) basis, which is less than market value.

Property, Plant and Equipment

Property, plant and equipment includes the cost of land, buildings, equipment and significant improvements to existing plant and equipment. Expenditures for maintenance, repairs and minor renewals are expensed as incurred. When property or equipment is sold or otherwise disposed of, the related cost and accumulated depreciation is removed from the respective accounts and the gain or loss realized on disposition is reflected in earnings. Depreciation expense was $132.6 million in 2006, $113.1 million in 2005, and $108.4 million in 2004 and was calculated on a straight-line basis for all periods presented.

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

Tests for hedge ineffectiveness are conducted periodically and any ineffectiveness found is recognized in the statement of operations. The fair market value of all outstanding transactions is recorded in the Other assets and deferred charges, or Other deferrals section of the balance sheet, as applicable. The corresponding change in value of the hedged assets/liabilities is recorded directly in that section of the balance sheet.

During 2006, the Company entered into derivative contracts to hedge potential foreign currency exposure on current assets and liabilities. The contracts were designated as fair value hedges and were considered by management to be highly effective. The derivative foreign exchange contracts settled during 2006 and resulted in a gain of approximately $0.6 million, which is recognized in Revenue and Other (income) Expense, net.

At December 31, 2006, the Company had open foreign exchange forward purchase contracts, expiring through March, 2007, related to fair value hedges of foreign currency exposures, as follows:

	Currencies Sold
	U.S.	Average		Average	Singapore	Average
	Dollar	Contract	Euro	Contract	Dollar	Contract
Currencies Purchased	Value	Rate	value	Rate	Value	Rate
	(In thousands)

Euro	$62,480	1.3127	—	—	4,481	2.0420
Singapore Dollar	—	—	€9,121	0.4897	—	—
Swiss Franc	5,071	0.8097	€1,331	0.6297	—	—

DOVER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Goodwill and Other Intangible Assets

Goodwill is the excess of the acquisition cost of businesses over the fair value of the identifiable net assets acquired. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” the Company does not amortize goodwill and indefinite-lived intangible assets. Instead, these assets are tested for impairment annually unless indicators of impairment exist during the interim periods. For 2006 and 2005, the Company identified 16 reporting units for testing purposes. Step one of the test compared the fair value of the reporting unit (using a discounted cash flow method) to its book value. Step two, which compares the book value of the goodwill to its implied fair value, was not necessary since there were no indicators of potential impairment from step one. For information related to the amount of the Company’s goodwill by segment and intangible asset classes, see Note 7.

Long-Lived Assets

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” long -lived assets (including intangible assets that are amortized) are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If an indicator of impairment exists for any grouping of assets, an estimate of undiscounted future cash flows is produced and compared to its carrying value. If an asset is determined to be impaired, the loss is measured by the excess of the carrying amount of the asset over its fair value as determined by an estimate of discounted future cash flows.

Foreign Currency

Assets and liabilities of foreign subsidiaries, where the functional currency is not the U.S. dollar, have been translated at year-end exchange rates and profit and loss accounts have been translated using weighted average yearly exchange rates. Adjustments resulting from translation have been recorded in the equity section of the balance sheet as cumulative translation adjustments. Assets and liabilities of an entity that are denominated in currencies other than an entity’s functional currency are remeasured into the functional currency using end of period exchange rates or historical rates where applicable to certain balances. Gains and losses related to these remeasurements are recorded within the Statement of Operations as a component of “Other (income) expense, net.”

Revenue Recognition

Revenue is recognized when all of the following circumstances are satisfied: a) persuasive evidence of an arrangement exists, b) price is fixed or determinable, c) collectibility is reasonably assured, and d) delivery has occurred. In revenue transactions where installation is required, revenue can be recognized when the installation obligation is not essential to the functionality of the delivered products. Revenue transactions involving non-essential installation obligations are those which can generally be completed in a short period of time at insignificant cost and the skills required to complete these installations are not unique to the Company and in many cases can be provided by third parties or the customers. If the installation obligation is essential to the functionality of the delivered product, revenue recognition is deferred until installation is complete. In addition, when it is determined that there are multiple deliverables to a sales arrangement, the Company will allocate consideration received to the separate deliverables based on their relative fair values and recognize revenue based on the appropriate criteria for each deliverable identified. In a limited number of revenue transactions, other post-shipment obligations such as training and customer acceptance are required and, accordingly, revenue recognition is deferred until the customer is obligated to pay, or acceptance has been confirmed. Service revenue is recognized and earned when services are performed and is not significant to any period presented.

Stock-Based Compensation

Prior to 2006, Dover accounted for stock-based compensation in accordance with Accounting Principles Board (“APB”) Opinion No. 25 “Accounting for Stock Issued to Employees,” and followed the disclosure only provisions of SFAS No. 123 “Accounting for Stock-Based Compensation.” Accordingly, no compensation expense was

DOVER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

recognized in the Company’s 2005 and 2004 Statement of Operations in connection with stock-based compensation granted to employees.

Effective January, 1 2006, Dover adopted Statement of Financial Accounting Standard No. 123(R), “Share Based Payment” (“SFAS No. 123(R)”) which no longer permits the use of the intrinsic value method under APB No. 25. The Company used the modified prospective method to adopt SFAS No. 123(R), which requires compensation expense to be recorded for all stock-based compensation granted on or after January 1, 2006, as well as the unvested portion of previously granted options. The Company is recording the compensation expense on a straight-line basis, generally over the explicit service period of three years (except for retirement eligible employees and retirees). Prior to adoption, the Company calculated its pro-forma footnote disclosure related to stock-based compensation using the explicit service period for all employees, and will continue to vest those awards over their explicit service period. Concurrent with the adoption of SFAS No. 123(R), the Company changed its accounting policy for awards granted after January 1, 2006 to expense immediately awards granted to retirement eligible employees and to shorten the vesting period for any employee who will become eligible to retire within the three-year explicit service period. Expense for these employees will be recorded over the period from the date of grant through the date the employee first becomes eligible to retire and is no longer required to provide service.

For additional information on the impact of adopting SFAS No. 123(R) see Note 2. For additional information related to stock-based compensation, including activity for 2006, 2005 and 2004, see Note 10.

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

See “Recent Accounting Standards” below for a discussion of the expected impact of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”).

Research and Development Costs

Research and development expenditures, including qualifying engineering costs, are expensed when incurred and amounted to $155.0 million in 2006, $149.6 million in 2005 and $133.8 million in 2004.

Risk, Retention, Insurance

The Company’s property and casualty insurance programs contain various deductibles that, based on our experience, are typical and customary for a company of our size and risk profile. We do not consider any of the deductibles to represent a material risk to the Company. The Company generally maintains deductibles for claims and liabilities related primarily to workers’ compensation, health and welfare claims, general commercial, product and automobile liability and property damage, and business interruption resulting from certain events. The Company accrues for claim exposures that are probable of occurrence and can be reasonably estimated. As part of the Company’s risk management program, insurance is maintained to transfer risk beyond the level of self-

DOVER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

retention and provides protection on both an individual claim and annual aggregate basis. The Company currently self-insures its product and commercial general liability claims up to $5.0 million per occurrence, its workers’ compensation claims up to $0.5 million per occurrence, and automobile liability claims up to $1.0 million per occurrence. Third-party insurance provides primary level coverage in excess of these amounts up to certain specified limits. In addition, the Company has excess liability insurance from third-party insurers on both an aggregate and an individual occurrence basis well in excess of the limits of the primary coverage. A worldwide program of property insurance covers the Company’s owned property and any business interruptions that may occur due to an insured hazard affecting those properties, subject to reasonable deductibles and aggregate limits.

Employee Benefit Plans

Effective December 31, 2006, Dover adopted SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an Amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS No. 158”). For additional information on the adoption of this standard and Dover’s employee benefit plans, see Notes 2 and 13, respectively.

Recent Accounting Standards

In July 2006, the FASB issued Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 clarifies the way companies are to account for uncertainty in income tax reporting and filing and prescribes a consistent recognition threshold and measurement attribute for recognizing, derecognizing, and measuring the tax benefits of a tax position taken, or expected to be taken, on a tax return. Any change in net assets as a result of adopting the new standard is required to be recorded as a cumulative effect adjustment to Dover’s opening retained earnings balance as of January 1, 2007. The adoption of FIN 48 is not expected to have a material impact on the Company’s retained earnings balance as of January 1, 2007.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”), which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 is effective as of the end of Dover’s 2006 fiscal year, allowing a one-time transitional cumulative effect adjustment to beginning retained earnings as of January 1, 2006 for errors that were not previously deemed material, but are material under the guidance in SAB 108. The adoption of SAB 108 as of December 31, 2006 had no impact on Dover’s financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This statement is effective for fiscal periods beginning after November 15, 2007 and does not require any new fair value measurements. The Company is currently evaluating the impact of SFAS No. 157 on its overall results of operations or financial position.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS No. 154”), which replaces APB No. 20 “Accounting Changes,” and SFAS No. 3 “Reporting Accounting Changes in Interim Financial Statements.” SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principle, and applies to all voluntary changes in accounting principles, as well as changes required by an accounting pronouncement in the unusual instance that it does not include specific transition provisions. Specifically, SFAS No. 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine the period-specific effects or the cumulative effect of the change. SFAS No. 154 does not change the transition provisions of any existing pronouncement. SFAS No. 154 is effective for Dover for all accounting changes and corrections of errors made beginning January 1, 2006 and had no impact on Dover.

DOVER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, An Amendment of Accounting Research Bulletin No. 43, Chapter 4” (“SFAS No. 151”). SFAS No. 151 requires that abnormal amounts of idle capacity and spoilage costs be excluded from the cost of inventory and expensed when incurred. The provisions of SFAS No. 151 were applicable to inventory costs incurred beginning January 1, 2006. The effect of the adoption of SFAS No. 151 was immaterial to Dover’s consolidated results of operations, cash flows or financial position.

2.  Accounting Changes

Stock-based Compensation

As discussed in Note 1, the Company adopted SFAS No. 123(R) on January 1, 2006. The following table illustrates the effect on net earnings and basic and diluted earnings per share if the Company had recognized compensation expense for stock options granted in prior years. The 2005 and 2004 pro forma amounts in this table were based on the explicit service periods (three years) of the options granted without consideration of retirement eligibility:

	For the Years Ended December 31,
	2005		2004
	(In thousands)

Net earnings, as reported	$510,142		$412,755
Deduct:
Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax effects	20,033	(A)	18,206	(A)

Pro forma net earnings	$490,109		$394,549

Earnings per share:
Basic-as reported	$2.51		$2.03
Basic-pro forma	2.41		1.94
Diluted-as reported	2.50		2.02
Diluted-pro forma	2.40		1.93

(A)	Had the Company applied the new accounting treatment for retirement eligible employees to grants made prior to 2006, stock-based compensation expense, net of tax benefits, would have been $18.0 million in 2005 and $19.5 million in 2004.

DOVER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table illustrates the effects that the adoption of SFAS No. 123(R) had on the Company’s results and cash flows:

	Year Ended December 31, 2006
	Under Pre — SFAS
	No. 123(R)	SFAS No. 123(R)
	Accounting	Impact		Actual
	(In thousands, except per share figures)

Earnings before provision for income taxes and discontinued operations	$849,265	$26,396	(A)	$822,869
Earnings from continuing operations	620,486	17,158		603,328
Net Earnings	580,297	18,515	(B)	561,782
Net Earnings:
Basic EPS	$2.85	$0.09		$2.76
Diluted EPS	2.82	0.09		2.73
Cash Flows:
Operating Activities	$894,128	$(15,316	)(C)	$878,812
Financing Activities	(861,909)	15,316		(846,593)

(A) Recorded in Selling and Administrative expenses.

(B)	Had the Company applied the new accounting treatment for retirement eligible employees to grants made prior to 2006, stock based compensation expense, net of tax benefits, would have been $17.8 million for the year ended December 31, 2006.

(C) Represents tax benefit from option exercises.

For additional information related to stock-based compensation, including activity for 2006, 2005 and 2004, see Note 10.

Defined Benefit Pension and Other Postretirement Benefit Plans

In September 2006, the FASB issued SFAS No. 158 which requires companies to report the funded status of their defined benefit pension and other postretirement benefit plans on their balance sheets as a net liability or asset as of December 31, 2006. The new standard does not address the accounting treatment for pension and postretirement benefits in the income statement. Upon adoption at December 31, 2006, Dover recorded a net reduction to stockholder’s equity of $123.5 million, net of tax. This adjustment had no impact on the Company’s debt covenants.

The following table presents the effect of applying SFAS No. 158 on the individual line items in Dover’s Consolidated Balance Sheet as of December 31, 2006. For additional detail related to Dover’s Employee Benefit Plans, see Note 13.

	Balance Sheet
			After
	Under		Application of
	SFAS No. 87	Adjustments	SFAS No. 158
	(In thousands)

Other assets and deferred charges	$260,232	$(137,187)	$123,045
Accrued compensation and employee benefits	280,580	—	280,580
Other deferrals (principally compensation)	351,082	54,763	405,845
Deferred income taxes	432,480	(68,446)	364,034
Total liabilities	3,829,319	(13,683)	3,815,636
Accumulated other comprehensive earnings	172,356	123,504	48,852
Total stockholders’ equity	3,934,526	123,504	3,811,022

DOVER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.  Acquisitions

All of the Company’s acquisitions have been accounted for under SFAS No. 141, “Business Combinations.” Accordingly, the accounts of the acquired companies, after adjustments to reflect fair market values assigned to assets and liabilities, have been included in the consolidated financial statements from their respective dates of acquisition. The 2006 acquisitions (see list below) are wholly-owned and had an aggregate cost of $1,116.8 million, net of cash acquired, at the date of acquisition. There is no contingent consideration related to the acquisitions at December 31, 2006. In connection with certain acquisitions, the Company accrued a preliminary expense estimate of $14.7 million at the date of acquisition related to severance and facility closings in accordance with the provisions of Emerging Issues Task Force Issue No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination.”

Date	Type	Acquired Companies	Location (Near)	Segment	Group	Operating Company

27-Dec		Asset Magnum Systems Inc.	Tampa, FL	Resources	Material Handling	Paladin
Manufacturer of mulching attachments for use in land clearing, right-of-way clearing and site development.
6-Dec	Stock	Markem Corp.	Keene, N.H.	Technologies	Product Identification	N/A
Provides printing solutions, including equipment, software, supplies and services, for the food and beverage, cosmetics, pharmaceutical, and electronics industries.
6-Oct	Asset	Environ Holdings	Smithfield, North Carolina	Resources	Fluid Handling	OPW FC
Manufacturer of environmentally safe underground piping components used in fuel delivery systems.
30-Aug	Stock	Paladin Brands Holding Inc.	Cedar Rapids, Iowa	Resources	Material Handling	N/A
Manufacturer of attachments and tools used in heavy and light mobile equipment.
12-May	Stock	O’Neil Product Development Inc.	Irvine, CA	Technologies	Product Identification	PI
Manufacturer of portable printers and related media consumables sold under the O’Neil brand and to various OEM partners.
28-Feb	Stock	Cash Point Machines PLC	Barnstaple, U.K.	Electronics	Commercial Equipment	Triton
Deployer of ATM’s and ATM service management.
27-Feb	Stock	Infocash/Cash Services Limited	Abingdon, U.K.	Electronics	Commercial Equipment	Triton
Deployer of Automated Teller Machines (ATM’s), and provider of ATM field maintenance/repair and finance services.

For certain acquisitions that occurred in the latter half of 2006, the Company is in the process of obtaining or finalizing appraisals of tangible and intangible assets and it is continuing to evaluate the initial purchase price allocations, as of the acquisition date, which will be adjusted as additional information relative to the fair values of the assets and liabilities of the businesses becomes known. Accordingly, management has used their best estimate in the initial purchase price allocation as of the date of these financial statements.

The following table summarizes the estimated fair values of the assets and liabilities assumed as of the dates of the 2006 acquisitions and the amounts assigned to goodwill and intangible asset classifications:

At December 31, 2006
(In thousands)

Current assets, net of cash acquired	$234,517
PP&E	83,678
Goodwill	636,099
Intangibles	398,967
Other assets	6,898

Total assets acquired	1,360,159

Total liabilities assumed	(243,379)

Net assets acquired	$1,116,780

DOVER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The amounts assigned to goodwill and major intangible asset classifications by segment for the 2006 acquisitions are as follows:

					Average
					Amortization
	Electronics	Technologies	Resources	Total	Period (Years)

Goodwill — Tax deductible	$—	$—	$55,899	$55,899	N/A
Goodwill — Non-tax deductible	15,699	447,126	117,375	580,200	N/A
Trademarks (indefinite life)		25,000	32,350	57,350	N/A
Trademarks	—	1,300	2,300	3,600	15
Patents		—	6,533	6,533	11
Customer intangibles	18,790	173,500	115,520	307,810	12
Other intangibles	—	13,630	9,420	23,050	7

				$1,034,442

2005 Acquisitions

Date	Type	Acquired Companies		Location (Near)	Segment	Group	Operating Company

29-Dec	Asset	Epsilon Product Line		Lebanon, OH	Resources	Fluid Handling	OPW Fluid Transfer Group
Manufacturer of dry disconnect fittings used extensively in the chemical and pharmaceutical processing industry.
23-Dec	Stock	Compressor Valve Eng.		Ellesmere, U.K.	Resources	Fluid Handling	Cook
Manufacturer and designer of valves for compressors used in air, gas, marine and other industrial applications.
27-Sep	Stock	Knowles Electronics		Itasca, Illinois	Electronics	Components	N/A
Holdings, Inc.
Manufacturer of advanced micro-acoustic component products for the hearing aid and consumer electronics industries.
7-Sep	Stock	Harbor Electronics, Inc.		Santa Clara, CA	Technologies	Circuit Assembly & Test	ECT
Manufacturer of complex, high-layer count, impedance controlled “interface” Printed Circuit Boards for the Semiconductor Test Industry.
5-Aug	Asset	Colder Products Company		St. Paul, Minnesota	Electronics	Components	N/A
Manufacturer of quick disconnect couplings for a wide variety of biomedical and commercial applications.
7-Jun	Stock	C-Tech Energy Services Inc.		Edmonton, Alberta	Resources	Petroleum Equipment	Energy Products Group
Manufacturer of continuous rod technology for oil and gas production.
2-Mar	Asset	APG		Longmont, Colorado	Technologies	Circuit Assembly & Test	ECT
Manufacturer of test fixtures for loaded circuit board testing.
23-Feb	Stock	Fas-Co Coders, Inc.		Phoenix, Arizona	Technologies	Product Identification	Imaje
Integrator of high resolution carton printers.
21-Feb	Asset	Rostone (Reunion Industries	)	Lafayette, Indiana	Electronics	Components	Kurz-Kasch*
Manufacturer of specialty thermo set plastics.
18-Jan	Asset	Avborne Accessory Group, Inc.		Miami, Florida	Diversified	Industrial Equipment	Sargent
Maintenance, repair, and overhaul of commercial, military and business aircraft compnents and sub assemblies.

*	Subsequently discontinued in 2006.

Pro Forma Information

The following unaudited pro forma information illustrates the effect on Dover’s revenue and net earnings for the twelve-month periods ended December 31, 2006 and 2005, assuming that the 2006 and 2005 acquisitions had all taken place on January 1, 2005.

DOVER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	For the Years Ended December 31,
	2006	2005
	(In thousands, except per share figures)

Revenue from continuing operations:
As reported	$6,511,623	$5,333,338
Pro forma	7,039,634	6,242,009
Net earnings from continuing operations:
As reported	$603,328	$446,195
Pro forma	615,497	482,307
Basic earnings per share from continuing operations:
As reported	$2.96	$2.20
Pro forma	3.02	2.38
Diluted earnings per share from continuing operations:
As reported	$2.94	$2.19
Pro forma	3.00	2.36

These pro forma results of operations have been prepared for comparative purposes only and include certain adjustments to actual financial results for the relevant periods, such as imputed financing costs, and estimated additional amortization and depreciation expense as a result of intangibles and fixed assets acquired. They do not purport to be indicative of the results of operations that actually would have resulted had the acquisitions occurred on the date indicated or that may result in the future.

4.  Inventories

The following table displays the components of inventory:

	At December 31,	At December 31,
	2006	2005
	(In thousands)

Raw materials	$330,016	$268,714
Work in progress	173,194	144,636
Finished goods	254,684	198,720

Subtotal	757,894	612,070
Less LIFO reserve	48,247	38,805

Total	$709,647	$573,265

At December 31, 2006 and 2005, domestic inventories determined by the LIFO inventory method amounted to $86.8 million and $91.1 million, respectively.

DOVER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.  Property, Plant & Equipment

The following table details the components of property, plant & equipment, net:

	At December 31,	At December 31,
	2006	2005
	(In thousands)

Land	$52,227	$51,933
Buildings and improvements	503,464	434,634
Machinery, equipment and other	1,641,151	1,409,670

	2,196,842	1,896,237
Accumulated depreciation	(1,340,043)	(1,189,493)

Total	$856,799	$706,744

6.  Other Accrued Expenses (Current)

The following table details the major components of other current accrued expenses:

	At	At
	December 31,	December 31,
	2006	2005
	(In thousands)

Warranty	$40,608	$33,597
Taxes other than income	23,605	17,189
Unearned revenue	13,289	7,991
Accrued interest	19,306	19,484
Legal and enviromental	7,578	4,832
Restructuring and exit	13,622	11,965
Other	65,634	60,351

	$183,642	$155,409

7.  Goodwill and Other Intangible Assets

The changes in the carrying value of goodwill by segment through the year ended December 31, 2006 are as follows:

			Other			Other
			Adjustments			Adjustments
			Including			Including
	At December 31,	Goodwill from	Currency	At December 31,	Goodwill from	Currency		At December 31,
	2004	2005 Acquisitions	Translations	2005	2006 Acquisitions	Translations		2006
	(In thousands)

Diversified	$205,834	$55,702	$(1,452)	$260,084	$—	$1,737		$261,821
Electronics	129,785	619,958	(5,507)	744,236	15,699	(10,778	)(A)	749,157
Industries	240,516	—	(1,099)	239,417	—	(4,734)		234,683
Resources	608,891	15,501	(12,603)	611,789	173,274	3,925		788,988
Systems	109,368	—	(2,576)	106,792	—	2,085		108,877
Technologies	579,358	39,244	(25,324)	593,278	447,126	18,053		1,058,457

Total	$1,873,752	$730,405	$(48,561)	$2,555,596	$636,099	$10,288		$3,201,983

(A)	Includes a reclass from goodwill to customer-related intangibles of $23.0 million in the first quarter of 2006 related to the September 2005 acquisition of Knowles Electronics Holdings, Inc.

DOVER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table provides the gross carrying value and accumulated amortization for each major class of intangible assets:

	At December 31, 2006			At December 31, 2005
	Gross Carrying	Accumulated	Average	Gross Carrying	Accumulated
	Amount	Amortization	Life	Amount	Amortization
	(In thousands)

Amortized Intangible Assets:
Trademarks	$29,865	$11,848	29	$25,561	$10,039
Patents	116,128	64,833	13	107,680	57,823
Customer Intangibles	648,283	80,794	9	317,782	39,582
Unpatented Technologies	135,449	40,196	9	130,330	26,005
Non-Compete Agreements	6,746	5,021	5	5,613	5,188
Drawings & Manuals	15,765	4,479	5	3,942	2,578
Distributor Relationships	72,374	9,235	20	64,406	5,381
Other	29,217	8,038	14	12,866	3,832

Total	1,053,827	224,444	11	668,180	150,428

Unamortized Intangible Assets:
Trademarks	235,999			178,515

Total Intangible Assets	$1,289,826	$224,444		$846,695	$150,428

Total intangible amortization expense for the twelve months ended December 31, 2006, 2005 and 2004 was $68.9 million, $41.9 million, and $26.3 million, respectively. Amortization expense, based on current intangible balances, is estimated to be $66.8 million in 2007, $65.6 million in 2008, $65.4 million in 2009, $64.9 million in 2010, and $62.0 million in 2011.

DOVER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.  Discontinued Operations

During 2006, the Company discontinued 13 businesses, of which 8 were sold during the year. In addition, the Company sold two businesses that were previously discontinued in 2005. At December 31, 2006, assets and liabilities of discontinued operations primarily represent amounts related to three small businesses in the Diversified segment, a business in the Electronics segment, a business in the Resources segment, and a business in the Systems segment, which was sold in January 2007. The major classes of discontinued assets and liabilities included in the Consolidated Balance Sheets are as follows:

	At December 31,	At December 31,
	2006	2005
	(In thousands)

Assets of Discontinued Operations
Current assets	$69,769	$340,590
Non-current assets	38,174	336,150

	$107,943	$676,740

Liabilities of Discontinued Operations
Current liabilities	$107,239	$160,934
Long-term liabilities	24,047	46,327

	$131,286	$207,261

In addition to the entities currently held for sale in discontinued operations, the assets and liabilities of discontinued operations include residual amounts related to businesses previously sold. These residual amounts include property, plant and equipment, deferred tax assets, short and long-term reserves, and contingencies.

Summarized results of the Company’s discontinued operations are detailed in the following table.

	For the Years Ended December 31,
	2006	2005	2004
	(In thousands)

Revenue	$667,970	$1,007,100	$1,106,675

Gain (loss) on sale, net of taxes(1)	$(37,362)	$28,010	$2,394
Earnings (loss) from operations before taxes	(3,422)	48,369	61,493
Provision for income taxes related to operations	(762)	(12,432)	(13,550)

Earnings (loss) from discontinued operations, net of tax	$(41,546)	$63,947	$50,337

(1)	Includes impairments and other tax impacts.

Additional information related to operations that were discontinued and/or sold in 2006 is as follows:

•	During the fourth quarter of 2006, the Company finalized the sales of five previously discontinued businesses, including Alphasem, Vitronics Soltec, Universal Instruments, and Hover Davis from the Technologies segment. In addition, the Company discontinued three small businesses in the Diversified segment, and adjusted the carrying value of a previously discontinued business resulting in a loss of $38.9 million ($27.0 million after tax).

•	During the third quarter of 2006, the Company finalized the sales of four previously discontinued businesses, including Mark Andy, RPA Process Technologies and Heil Truck. As a result of the gains on the sales ($27.2 million net of tax) and adjustments to the carrying value of other previously discontinued businesses ($21.6 million net of tax), the Company recorded a $5.6 million gain, net of tax.

DOVER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	During the second quarter of 2006, the Company discontinued five businesses in the Technologies segment, one business in the Industries segment and one business in the Electronics segment. As a result, the Company recorded a $106.5 million write-down ($87.9 million after-tax) of the carrying values of these businesses to their estimated fair market value.

•	During the first quarter of 2006, Dover completed the sale of Tranter PHE, a business discontinued in the Diversified segment in the fourth quarter of 2005, resulting in a pre-tax gain of approximately $109.0 million ($85.5 million after-tax). In addition, during the first quarter of 2006, the Company discontinued and sold a business in the Electronics segment for a loss of $2.5 million ($2.2 million after-tax). Also, during the first quarter of 2006, the Company discontinued an operating company, comprised of two businesses, in the Resources segment, resulting in an impairment of approximately $15.4 million ($14.4 million after-tax).

During 2005, the Company discontinued seven businesses, of which four were sold during 2005. Additional information related to operations that were discontinued and/or sold in 2005 is as follows:

•	Dover sold one minor business from the Industries segment on April 1, 2005 resulting in a loss of approximately $2 million.

•	Hydratight Sweeney, a business in the Diversified segment, was sold on May 17, 2005 for a gain of approximately $49.7 million ($47.0 million after tax).

•	Somero Enterprises, a business in the Industries segment, was sold on August 11, 2005 for a gain of approximately $31.8 million ($22.1 million after tax).

•	The Company discontinued a business in the Systems segment in the third quarter of 2005 resulting in a goodwill and intangible impairment of approximately $55.0 million.

•	Koolant Koolers, a business in the Industries segment, was sold in December 2005, for a loss of $5.4 million ($3.5 million after tax) and the Company discontinued a minor business in the Resources segment in the Material Handling group.

During 2004, the Company discontinued and sold one business in the Technologies segment and sold five businesses that had been discontinued in 2003. In 2004, six businesses were disposed of or liquidated for a net after-tax gain of $2.4 million.

9.  Lines of Credit and Debt

During the third quarter of 2006, the Company closed a structured five-year, non-interest bearing, $165.1 million amortizing loan with a non-US lender, which also included a participation fee received by the Company of $9.9 million. The loan was recorded at face value. The Company also expects to incur a total of $5.7 million in debt related issuance costs over the course of the loan. Beginning in April 2007, the repayment schedule requires payments every April and September with the final payment to be made in July 2011. The participation fee will be amortized ratably into Other Expense (Income), Net over the term of the loan and is recorded in Other Deferrals in the Consolidated Balance Sheet. The loan agreement includes a put and call provision that can be exercised starting in June of 2008 though the end of the loan term.

On October 26, 2005, the Company closed a $1 billion 5-year unsecured revolving credit facility with a syndicate of banks that replaces the Company’s 5-year $600 million facility. At the Company’s election, loans under the Credit Agreement will bear interest at a Eurodollar or alternative currency rate based on LIBOR, plus an applicable margin ranging from 0.125% to 0.475% (subject to adjustment based on the rating accorded the Company’s senior unsecured debt by S&P and Moody’s), or at a base rate pursuant to a formula defined in the credit agreement. In addition, the Company will pay a facility fee and a utilization fee in certain circumstances as described in the Credit Agreement. The Credit Agreement imposes various restrictions on the Company that are substantially identical to those in the replaced facilities. Among other things, the credit agreement generally requires the Company to maintain an interest coverage ratio of EBITDA to consolidated net interest expense of not less than 3.5 to 1. The Company primarily uses this facility to support its commercial paper program and has not

DOVER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

drawn down any loans under the $1 billion facility and does not anticipate doing so. As of December 31, 2006, the Company had commercial paper outstanding in the principal amount of $240.0 million.

The Company established a Canadian Dollar Credit Facility in November 2002 with the Bank of Nova Scotia. Under the terms of this Credit Agreement, the Company has a Canadian (CAD) $30 million bank credit availability and has the option to borrow in either Canadian Dollars or U.S. Dollars (USD). The outstanding borrowings at year end under this facility were approximately $21 million (CAD) in 2006 and 2005. The covenants and interest rates under this facility match those of the primary $1 billion revolving credit facility. The Canadian Credit Facility was renewed for an additional year prior to its expiration date of November 22, 2006, and expires on November 22, 2007.

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

On November 25, 2005, the Company established a €75 million credit facility with Credit Lyonnais. The interest rate on outstanding balances is 15 basis points over the Euribor rate and the annual commitment fee is 5 basis points on unborrowed amounts. The facility has no material covenants. At December 31, 2006, there was no outstanding balance under this facility.

Notes payable shown on the consolidated balance sheets for 2006 and 2005 principally represented commercial paper issued in the U.S. The weighted average interest for short-term borrowings for the years 2006 and 2005 was 5.0% and 3.2%, respectively.

Dover’s long-term debt instruments had a book value of $1,512.8 million on December 31, 2006 and a fair value of approximately $1,502.9 million. On December 31, 2005, the Company’s long-term debt instruments had a book value of $1,344.2 million and a fair value of approximately $1,406.0 million.

A summary of the Company’s long-term debt is as follows for the years ended December 31:

		Weighted	Weighted
		Average	Average Effective
	Maturities	Interest Rate	Interest Rate	2006	2005
	(In thousands)

Notes*	2008 to 2015	4.93	5.42	$1,012,983	$847,633
Debentures**	2028 to 2035	5.89	5.95	494,648	494,453
Other long-term debt, including capital leases				5,127	3,288

Total long-term debt				1,512,758	1,345,374
Less current installments				32,267	1,201

Long-term debt, excluding current installments				$1,480,491	$1,344,173

*	Includes unamortized (discount) of ($2.1) million and ($2.4) million in 2006 and 2005, respectively.

**	Includes unamortized (discount) of ($5.4) million and ($5.5) million in 2006 and 2005, respectively.

Annual repayments of long-term debt are $32.3 million in 2007, $185.9 million in 2008, $35.0 million in 2009, $33.1 million in 2010, $432.7 million in 2011 and $793.8 million thereafter.

The Company may, from time to time, enter into interest rate swap agreements to manage its exposure to interest rate changes. Interest rate swaps are agreements to exchange fixed and variable rate payments based on notional principal amounts.

DOVER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During the third quarter of 2005, Dover entered into several treasury rate locks related to the notes and debentures that were issued on October 13, 2005. The contracts were settled on October 13, 2005 and the resulting gain of $3.0 million is being deferred in Accumulated Other Comprehensive Earnings (Loss) and amortized over the life of the related notes and debentures.

As of December 31, 2006, there were two interest rate swap agreements outstanding for a total notional amount of $100.0 million, designated as fair value hedges on part of the Company’s $150.0 million 6.25% Notes due June 1, 2008. One $50 million interest rate swap exchanges fixed-rate interest for variable-rate interest. The other $50 million swap is designated in foreign currency and exchanges fixed-rate interest for variable-rate interest, and also hedges a portion of the Company’s net investment in foreign operations. The swap agreements have reduced the effective interest rate on the notes to 5.78%. There is no hedge ineffectiveness. The fair value of the interest rate swaps outstanding as of December 31, 2006 was determined through market quotation.

10.  Equity and Performance Incentive Program

2005 Equity and Cash Incentive Plan

On April 20, 2004, the stockholders approved the Dover Corporation 2005 Equity and Cash Incentive Plan (the “2005 Plan”) to replace the 1995 Incentive Stock Option Plan and 1995 Cash Performance Program (the “1995 Plan”), which expired on January 30, 2005. Under the 2005 Plan, a maximum aggregate of 20 million shares are reserved for grants (non-qualified and incentive stock options, stock-settled stock appreciation rights (“SSARs”), and restricted stock) to key personnel between February 1, 2005 and January 31, 2015, provided that no incentive stock options shall be granted under the plan after February 11, 2014 and a maximum of one million shares may be granted as restricted stock. The exercise price of options and SSARs may not be less than the fair market value of the stock at the time the awards are granted. The period during which these options and SSARs are exercisable is fixed by the Company’s Compensation Committee at the time of grant, but generally may not commence sooner than three years after the date of grant, and may not exceed ten years from the date of grant. All stock options or SSARs issued under the 1995 Plan or the 2005 Plan vest after three years of service and expire at the end of ten years. All stock options and SSARs are granted at regularly scheduled quarterly Compensation Committee meetings (usually only at the meeting during the first quarter) and have an exercise price equal to the fair market value of Dover stock on that day. New common shares are issued when options or SSARs are exercised.

In 2006, the Company issued 1,886,989 SSARs under the 2005 Plan. No stock options were issued in 2006 and the Company does not anticipate issuing stock options in the future. The fair value of each grant was estimated on the date of grant using a Black-Scholes option-pricing model with the following assumptions:

	For the Years Ended December 31,
	2006 Grant	2005 Grant	2004 Grant
	SSARs	Options	Options

Risk-free interest rate	4.63%	3.97%	3.71%
Dividend yield	1.52%	1.70%	1.46%
Expected life	8	8	8
Volatility	30.73%	31.15%	31.54%
Option grant price	$46.00	$38.00	$41.25
Fair value of options granted	$17.01	$13.24	$14.89

DOVER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of activity for SSARs and stock options for the years ended December 31, 2006, 2005, and 2004 is as follows:

	SSARs				Stock Options
				Weighted					Weighted
				Average					Average
		Weighted		Remaining		Weighted			Remaining
		Average	Aggregate	Contractual		Average	Aggregate		Contractual
		Exercise	Intrinsic	Term		Exercise	Intrinsic		Term
	Shares	Price	Value	(Years)	Shares	Price	Value		(Years)

Outstanding at 1/1/2004					11,383,082	$30.99
Granted					2,248,801	41.25
Forfeited					(319,165)	19.50
Exercised					(697,974)	31.68	$15,180,935

Outstanding at 12/31/2004					12,614,744	33.45	98,412,918

Exercisable at December 31, 2004 through February 8, 2011					5,386,255	$33.98

Outstanding at 1/1/2005					12,614,744	$33.45
Granted					2,519,736	38.00
Forfeited					(774,239)	25.26
Exercised					(761,408)	35.53	$10,446,412

Outstanding at 12/31/2005					13,598,833	34.61	59,389,259

Exercisable at December 31, 2005 through February 14, 2012					6,093,240	$36.13

Outstanding at 1/1/2006	—	$—			13,598,833	$34.61
Granted	1,886,989	46.00			—	—
Forfeited	(171,479)	46.00			(336,319)	38.73
Exercised	—	—	$—		(2,485,219)	30.71	$42,055,643	(A)

Outstanding at 12/31/2006	1,715,510	46.00	5,524,224	9.10	10,777,295	35.38	149,127,629		5.66

Exercisable at December 31, 2006 through:
2007	—	$—	$—		138,926	$24.72	$3,403,876
2008	—	—	—		385,574	35.00	5,482,926
2009	—	—	—		705,717	31.00	12,858,279
2010	—	—	—		549,464	39.05	5,589,612
2011	—	—	—		1,234,299	40.99	10,164,640
2012	—	—	—		1,401,903	37.94	15,816,382
2013	—	—	—		2,292,186	24.60	56,438,339

Total exercisable	—	—	—	—	6,708,069	32.86	109,754,054		4.46

(A)	Cash received by the Company for stock options exercised during the year ended December 31, 2006 totaled $77.4 million.

Unrecognized compensation expense related to non-vested shares was $27.7 million at December 31, 2006. This cost is expected to be recognized over a weighted average period of 1.7 years.

DOVER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Additional Detail

		SSARs Outstanding		SSARs Exercisable
			Weighted Average			Weighted Average
		Weighted Average	Remaining Life		Weighted Average	Remaining Life
Range of Exercise Prices	Number	Exercise Price	in Years	Number	Exercise Price	in Years

$46.00	1,715,510	$46.00	9.10	—	$—	—

	Options Outstanding			Options Exercisable
			Weighted Average			Weighted Average
		Weighted Average	Remaining Life		Weighted Average	Remaining Life
Range of Exercise Prices	Number	Exercise Price	in Years	Number	Exercise Price	in Years

$24.50-$31.00	3,136,029	$26.01	4.95	3,136,029	$26.01	4.95
$33.00-$39.00	4,464,356	37.86	5.96	2,330,391	37.73	3.99
$39.40-$46.00	3,176,910	41.15	5.95	1,241,649	41.01	4.11

During the fourth quarter of 2006, the Company did not purchase any shares of common stock in the open market. During the twelve months ended December 31, 2006, the Company purchased a total of 900,000 shares of common stock in the open market at an average price of $47.12.

The Company also has a restricted stock program (as part of the 2005 Plan), under which common stock of the Company may be granted at no cost to certain officers and key employees. In general, restrictions limit the sale or transfer of these shares during a two or three year period, and restrictions lapse proportionately over the two or three year period. The Company did not grant any restricted shares in 2006. Restricted shares granted in 2005 and 2004 were 6,000, and 4,000, respectively.

In addition, the Company has a stock compensation plan under which non-employee directors are granted shares of Dover’s common stock each year as more than half of their compensation for serving as directors. During 2006, the Company issued an aggregate of 15,232 shares of its common stock to ten outside directors (after withholding 3,958 additional shares to satisfy tax obligations). During 2005, the Company issued an aggregate of 12,860 shares of its common stock to ten outside directors (after withholding an aggregate of 3,790 additional shares to satisfy tax obligations), as partial compensation for serving as directors of the Company during 2005. During 2004, the Company issued an aggregate of 9,120 shares of its common stock to eight outside directors (after withholding an aggregate of 3,904 additional shares to satisfy tax obligations), as partial compensation for serving as directors of the Company during 2004.

11.  Income Taxes

Total income taxes were as follows:

	For the Years Ended December 31,
	2006	2005	2004
	(In thousands)

Taxes on income from continuing operations	$219,541	$161,138	$129,697
Credit to Stockholders’ equity, for tax benefit related to stock option exercises	(15,316)	(3,628)	(4,959)

	$204,225	$157,510	$124,738

DOVER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Income tax expense (benefit) for the years ended December 31, 2006, 2005 and 2004 is comprised of the following:

	For the Year Ended December 31,
	2006	2005	2004
	(In thousands)

Current:
U.S. Federal	$154,470	$83,316	$78,583
State and local	11,175	14,686	2,390
Foreign	63,381	38,059	35,935

Total current — continuing	229,026	136,061	116,908

Deferred:
U.S. Federal	(14,912)	23,219	8,784
State and local	1,463	(1,611)	3,363
Foreign	3,964	3,469	642

Total deferred — continuing	(9,485)	25,077	12,789

Total expense — continuing	$219,541	$161,138	$129,697

Income taxes have been based on the following components of “Earnings Before Provision for Income Taxes and Discontinued Operations” in the Consolidated Statements of Operations:

	For the Years Ended December 31,
	2006	2005	2004
	(In thousands)

Domestic	$488,413	$396,664	$368,829
Foreign	334,456	210,669	123,286

	$822,869	$607,333	$492,115

DOVER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The primary reasons for the difference between the effective income tax rate and the U.S. Federal income statutory rate are as follows:

	For the Years Ended December 31,
	2006	2005	2004

U.S. Federal income tax rate	35.0%	35.0%	35.0%
State and local taxes, net of Federal income tax benefit	1.0	1.3	0.8
Foreign operations tax effect	(6.9)	(5.1)	(5.4)

Subtotal	(5.9)	(3.8)	(4.6)

R&E tax credits	(0.7)	(0.6)	(1.1)
Foreign export program benefits	(0.3)	(0.3)	(2.8)
Domestic manufacturing deduction	(0.4)	(0.6)	—
Foreign tax credits	(0.2)	(0.3)	(0.1)
Branch losses	(0.5)	(1.0)	(0.9)
Settlement of tax contingencies	(1.3)	(4.2)	(0.8)
Repatriation of foreign earnings	—	1.6	—
Other, principally non-tax deductible items	1.0	0.7	1.7

Effective rate from continuing operations	26.7%	26.5%	26.4%

DOVER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

	At December 31,
	2006	2005
	(In thousands)

Deferred Tax Assets:
Accrued insurance	$14,718	$11,672
Accrued compensation, principally postretirement benefits and other employee benefits	125,914	78,546
Accrued expenses, principally for interest and warranty	25,673	19,394
Long-term liabilities, principally warranty, environmental, and exit costs	3,400	292
Inventories, principally due to reserves for financial reporting purposes and capitalization for tax purposes	21,435	20,014
Net operating loss and other carryforwards	106,129	80,676
Accounts receivable, principally due to allowance for doubtful accounts	6,861	6,620
Other assets	19,835	9,161

Total gross deferred tax assets	323,965	226,375

Valuation allowance	(57,767)	(51,856)

Total deferred tax assets	$266,198	$174,519

Deferred Tax Liabilities:
Accounts receivable	$(17,572)	$(19,476)
Plant and equipment, principally due to differences in depreciation	(39,785)	(28,390)
Intangible assets, principally due to different tax and financial reporting bases and amortization lives	(505,129)	(379,833)
Prepaid pension assets	(1,977)	(54,365)
Other liabilities

Total gross deferred tax liabilities	$(564,463)	$(482,064)

Net deferred tax liability	$(298,265)	$(307,545)

The components of the net deferred tax liability are classifed as follows in the consolidated balance sheets:

Net current deferred tax asset	$65,769	$46,881
Net non-current deferred tax liability	(364,034)	(354,426)

The Company has loss carryovers for federal and foreign purposes as of December 31, 2006 of $81.8 million and $123.4 million, respectively, and as of December 31, 2005 $46.3 million and $147.6 million, respectively. The federal loss carryovers are available for use against the Company’s consolidated federal taxable income and expire in 2024 and 2025. The entire balance of the foreign losses is available to be carried forward, with $13.6 million of these losses beginning to expire during the years 2007 through 2013. The remaining $109.8 million of such losses can be carried forward indefinitely.

The Company has foreign tax credit carryovers of $30.5 million at December 31, 2006 and $26.4 million at December 31, 2005 that are available for use by the Company between 2007 and 2015.

The Company has research and development credits of $3.7 million at December 31, 2006 and $1.7 million at December 31, 2005 that are available for use by the Company between 2007 and 2026.

DOVER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At December 31, 2006 the Company had available alternative minimum tax credits of $3.1 million, which are available for use by the Company indefinitely, and alternative minimum tax foreign tax credits of $11.7 million, that are available for use by the Company between 2007 and 2026.

The Company maintains valuation allowances by jurisdiction against the deferred tax assets related to certain of these carryforwards as utilization of these tax benefits are not assured for certain jurisdictions.

The Company has not provided for U.S. federal income taxes or tax benefits on the undistributed earnings of its international subsidiaries because such earnings are reinvested and it is currently intended that they will continue to be reinvested indefinitely. At December 31, 2006, the Company has not provided for federal income taxes on earnings of approximately $387.8 million from its international subsidiaries.

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

In 2006, the Company recognized an $11.0 million tax benefit related to the resolution of a state income tax issue. During 2005, the Company recognized a $25.5 million tax benefit, primarily related to the resolution of U.S. tax issues, including $5.5 million related to a favorable tax court decision.

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

12.  Commitments and Contingent Liabilities

A few of the Company’s subsidiaries are involved in legal proceedings relating to the cleanup of waste disposal sites identified under Federal and State statutes that provide for the allocation of such costs among “potentially responsible parties.” In each instance, the extent of the Company’s liability appears to be very small in relation to the total projected expenditures and the number of other “potentially responsible parties” involved and is anticipated to be immaterial to the Company. In addition, a few of the Company’s subsidiaries are involved in ongoing remedial activities at certain plant sites, in cooperation with regulatory agencies, and appropriate reserves have been established.

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

The Company leases certain facilities and equipment under operating leases, many of which contain renewal options. Total rental expense, net of insignificant sublease rental income, on all operating leases was $55.5 million, $53.8 million and $35.4 million for the years ended December 31, 2006, 2005, and 2004, respectively. Contingent

DOVER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

rentals under the operating leases were not significant. Aggregate future minimum lease payments for operating leases as of December 31, 2006 are $43.0 million in 2007, $34.1 million in 2008, $25.4 million in 2009, $18.3 million in 2010 and $53.7 million thereafter.

Aggregate future minimum lease payments for capital leases as of December 31, 2006 are $2.6 million in 2007, $2.4 million in 2008, $1.8 million in 2009, $1.3 million in 2010 and $8.6 million thereafter.

Warranty program claims are provided for at the time of sale. Amounts provided for are based on historical costs and adjusted for new claims. A reconciliation of the warranty provision is as follows:

	2006	2005
	(In thousands)

Beginning Balance January 1	$37,749	$34,918
Provision for warranties	25,002	17,587
Increase from acquisitions	3,366	1,323
Settlements made	(17,224)	(15,202)
Other adjustments	83	(877)

Ending Balance December 31	$48,976	$37,749

13.  Employee Benefit Plans

The Company and most of its subsidiaries offer a defined contribution plan to their employees. The Company also has defined benefit pension plans (the “plans”) covering certain employees of Dover and its subsidiaries. The plans’ benefits are generally based on years of service and employee compensation. The Company’s funding policy is consistent with the funding requirements of ERISA and applicable foreign law. Dover uses a measurement date of September 30th for the majority of its pension and other postretirement benefit plans.

The Company is responsible for overseeing the management of the investments of the plans’ assets and otherwise ensuring that the plans’ investment programs are in compliance with ERISA, other relevant legislation, and related plan documents. Where relevant, the Company has retained professional investment managers to manage the plans’ assets and implement the investment process. The investment managers, in implementing their investment processes, have the authority and responsibility to select appropriate investments in the asset classes specified by the terms of their applicable prospectus or investment manager agreements with the plans.

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

The Expected Return on Asset Assumption used for pension expense was developed through analysis of historical market returns, current market conditions, and the past experience of plan asset investments. In developing the Expected Return on Asset Assumption, estimates of future market returns by asset category are less than actual long-term historical returns in order to best anticipate future experience. Overall, it is projected that the investment of plan assets will achieve an 8.0% net return over time from the asset allocation strategy.

Dover’s discount rate assumption is determined by constructing a portfolio of bonds to match the expected benefit stream to be paid from the plans. The benefit payment stream is assumed to be funded from bond coupons and maturities, as well as interest on the excess cash flows from the bond portfolio.

DOVER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company also provides, through non-qualified plans, supplemental retirement benefits in excess of qualified plan limits imposed by Federal tax law. These plans are supported by the general assets of the Company.

Dover has reflected the acquisition of the Markem Corporation United Kingdom defined benefit plan and its liabilities in its financial statements, effective December 6, 2006. In accordance with purchase accounting rules, the Company recorded the unfunded pension benefit obligation (“PBO”) of $50.5 million along with the related plan assets of $29.5 million as of the merger date.

In addition, Dover has reflected the acquisition of the Markem Corporation post-retirement defined benefit plan and its liabilities. In accordance with purchase accounting rules, the Company recorded the unfunded accrued post-retirement benefit of $5.4 million as of the merger date.

During 2005, Dover reflected the acquisition of the Knowles Electronics Holdings Inc. defined benefit plan and its liabilities in its financial statements, effective September 27, 2005. Accordingly, Dover recorded the PBO of $96.2 million along with related plan assets of $68.5 million as of the merger date. Subsequent to the acquisition date of the defined benefit plan, Dover made a contribution of $18 million in the third quarter of 2005.

DOVER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Obligations and Funded Status

	Qualified		Non Qualified		Post-Retirement
	Defined Benefits		Supplemental Benefits		Benefits
	2006	2005	2006	2005	2006	2005
	(In thousands)

Change in benefit obligation
Benefit obligation at beginning of year	$464,332	$326,135	$145,131	$123,559	$21,999	$23,910
Benefits earned during the year	15,782	11,834	6,890	5,488	221	326
Interest cost	25,010	17,979	8,323	7,377	928	1,198
Plan participants’ contributions	266	314	—	—	166	281
Benefits paid	(34,842)	(28,274)	(7,779)	(20,205)	(1,464)	(1,647)
Actuarial (gain) loss	(24,958)	39,410	30	23,510	(2,696)	1,034
Amendments	1,176	4,227	7,320	5,402	—	(2,642)
Acquisitions	50,493	97,143	—	—	5,410	—
Divestitures	—	—	—	—	(4,768)	—
Settlements and curtailments	(1,344)	84	—	—	23	(461)
Currency rate changes	5,651	(4,520)	—	—	—	—

Benefit obligation at end of year	501,566	464,332	159,915	145,131	19,819	21,999

Change in Plan Assets
Fair value of plan assets at beginning of year	425,114	314,898	—	—	—	—
Actual return on plan assets	66,260	50,615	—	—	—	—
Company contributions	3,004	19,709	7,779	20,205	1,298	1,366
Employee contributions	266	314	—	—	166	281
Benefits paid	(35,175)	(28,252)	(7,779)	(20,205)	(1,464)	(1,647)
Acquisitions	—	69,134	—	—	—	—
Divestitures	14	—	—	—	—	—
Settlements and curtailments	—	—	—	—	—	—
Currency rate changes	3,258	(1,304)	—	—	—	—

Fair value of plan assets at end of year	462,741	425,114	—	—	—	—

Funded status	(38,825)	(39,218)	(159,915)	(145,131)	(19,819)	(21,999)
Unrecognized actuarial loss		132,136		23,642		2,374
Unrecognized prior service cost		11,751		73,221		(3,327)
Unrecognized initial transition gain		(1,653)		—		—
Employer contributions from 10/1 to 12/31	—	268	6,492	2,038	—	—

Prepaid (accrued) benefit cost	$(38,825)	$103,284	$(153,423)	$(46,230)	$(19,819)	$(22,952)

Amounts recognized in the statement of financial position consist of:
Assets and Liabilities
Other assets and deferred charges	$12,162	$125,800	$—	$—	$—	$—
Accrued Compensation and Employee Benefits	(3,305)	(24,347)	(12,960)	(15,390)	(1,592)	—
Other deferrals (principally compensation)	(47,682)	(4,351)	(140,463)	(74,402)	(18,227)	(22,952)
Intangible asset	—	299	—	43,529	—	—

Total Assets and Liabilites	(38,825)	97,401	(153,423)	(46,263)	(19,819)	(22,952)

Accumulated other comprehensive (earnings) loss		5,883		33		—

Net amount recognized at December 31, 2005		$103,284		$(46,230)		$(22,952)

Net actuarial (gains)/losses	90,543		22,767		(1,780)
Prior service (credit)/cost	12,387		74,065		(1,572)
Net asset at transition, other	(204)		—		—
Deferred Taxes	(35,816)		(33,891)		1,261

Total Accumulated other comprehensive (earnings) loss, net of tax	66,910		62,941		(2,091)

Net amount recognized at December 31, 2006	$28,085		$(90,482)		$(21,910)

Accumulated benefit obligations	$406,396	$416,756	$101,946	$91,831

Information for plans with accumulated benefit obligations in excess of plan assets:
ABO	$62,493	$56,743	$101,946	$91,831
PBO	68,117	61,564	159,915	145,131
Fair value of plan assets	38,621	19,450	—	—

DOVER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net Periodic Cost

	Defined Benefits			Supplemental Benefits			Post-Retirement Benefits
	2006	2005	2004	2006	2005	2004	2006	2005	2004
	(In thousands)

Expected return on plan assets	$(31,238)	$(27,242)	$(29,415)	$—	$—	$—	$—	$—	$—
Service Cost	15,782	11,834	11,133	6,890	5,488	3,939	221	326	640
Interest Cost	25,010	17,979	19,022	8,323	7,378	5,985	928	1,198	1,710
Amortization of:
Prior service cost (income)	1,403	1,116	1,126	6,476	5,984	3,766	(239)	(271)	338
Transition obligation	(1,093)	(1,087)	(1,125)	—	—	—	—	—	—
Recognized actuarial (gain) loss	10,252	5,333	3,784	1,014	9	8	(36)	85	24
Settlement and curtailments (gain) loss	—	84	—	—	—	—	(4,766)	(501)	(1,019)

Total net periodic benefit cost	$20,116	$8,017	$4,525	$22,703	$18,859	$13,698	$(3,892)	$837	$1,693

Assumptions

The weighted-average assumptions used in determining the benefit obligations were as follows:

	Defined
	Benefits		Supplemental Benefits		Post-Retirement Benefits
	2006	2005	2006	2005	2006	2005

Discount rate	5.40%	5.40%	5.50%	5.50%	5.75%	5.50%
Average wage increase	4.10%	4.10%	4.00%	6.00%	—	—
Ultimate medical trend rate	—	—	—	—	5.00%	4.50%

The weighted-average assumptions used in determining the net periodic cost were as follows:

	Defined Benefits			Supplemental Benefits			Post-Retirement Benefits
	2006	2005	2004	2006	2005	2004	2006	2005	2004

Discount rate	5.40%	5.60%	6.00%	5.50%	5.75%	6.00%	5.50%	5.75%	6.00%
Average wage increase	4.10%	4.40%	4.00%	6.00%	6.00%	6.00%	—	—	—
Expected return on plan assets	7.90%	8.40%	8.50%	—	—	—	—	—	—
Ultimate medical trend rate	—	—	—	—	—	—	4.50%	5.50%	5.50%

Plan Assets

The actual and target weighted-average asset allocation for benefit plans was as follows:

	September	September	Current
	2006	2005	Target

Equity — domestic	36%	41%	35%
Equity — international	24%	21%	23%
Fixed income — domestic	33%	30%	35%
Real estate	7%	7%	7%
Other	0%	1%	0%

Total	100%	100%	100%

DOVER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Future Estimates

Benefit Payments

Estimated future benefit payments to retirees, which reflect expected future service, are as follows:

	Defined	Supplemental	Post-Retirement
	Benefits	Benefits	Benefits
	(In thousands)

2007	$29,000	$13,000	$2,000
2008	30,000	12,000	2,000
2009	30,000	15,000	2,000
2010	32,000	31,000	2,000
2011	33,000	11,000	2,000
2012-2016	174,000	89,000	8,000

Contributions

Estimated contributions to be made during 2007 are as follows:

	Defined	Supplemental
	Benefit	Benefit
(In thousands)

To plan assets	$—	$—
To plan participants	—	13,000

2007 Amortization Expense

Estimated amortization expense for 2007 related to amounts in Accumulated Other Comprehensive Earnings (Loss) at December 31, 2006 is as follows:

	Defined	Supplemental	Post
	Benefits	Benefits	Retirement
	(In thousands)

Amortization of:
Prior service cost (income)	$1,500	$7,100	$(200)
Transition obligation	(200)	—	—
Recognized actuarial (gain) loss	10,000	900	(100)

Total	$11,300	$8,000	$(300)

Pension cost for all defined contribution, defined benefit, and supplemental plans was $70.5 million for 2006, $48.0 million for 2005, and $33.2 million for 2004.

For post-retirement benefit measurement purposes, an 11% annual rate of increase in the per capita cost of covered benefits (i.e., health care cost trend rates) was assumed for 2007; the rate was assumed to decrease gradually to 5.00% by the year 2013 and remain at that level thereafter. The health care cost trend rate assumption can have an effect on the amounts reported. For example, increasing (decreasing) the assumed health care cost trend rates by one percentage point in each year would increase (decrease) the accumulated post-retirement benefit obligation as of December 31, 2006, by $0.7 million ($0.6 million) and the net post-retirement benefit cost for 2006 by approximately $0.1 million ($0.1 million).

The post-retirement benefit plans cover approximately 2,200 participants, approximately 750 of whom are eligible for medical benefits. The plans are effectively closed to new entrants. The post-retirement benefit obligation amounts at December 31, 2006 and 2005 include approximately $4.3 million and $9.1 million in obligations, respectively, recorded in discontinued operations.

DOVER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.  Segment Data

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

Resources manufactures products primarily for the petroleum fluid handling, and material handling industries.

Systems manufactures refrigeration systems, display cases, walk in coolers, food service cooking equipment and other products for the supermarket/restaurant industries. In addition, this segment manufactures can making equipment, and machinery used in meat and poultry packaging.

Technologies builds sophisticated automated assembly and testing equipment for the electronics industry, and industrial printers for coding and marking.

Selected information by geographic regions is presented below:

	Revenue			Long-Lived Assets
	For the Years Ended December 31,			At December 31,
	2006	2005	2004	2006	2005

United States	$3,716,388	$3,202,444	$2,646,619	$573,252	$478,487
Europe	1,199,861	973,607	841,125	158,177	139,913
Other Americas	549,380	445,024	336,600	28,794	28,984
Total Asia	888,182	593,939	539,183	86,627	59,015
Other	157,812	118,324	115,863	9,949	345

	$6,511,623	$5,333,338	$4,479,390	$856,799	$706,744

U.S. Exports	$1,165,231	$954,097	$748,520

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

DOVER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

revenue. Accordingly, it is impracticable to provide revenue from external customers for each product and service sold by segment.

Selected financial information by market segment is as follows:

	For the Years Ended December 31,
	2006	2005	2004
	(In thousands)

REVENUE
Diversified	$778,125	$722,054	$574,960
Electronics	880,685	546,043	403,856
Industries	876,494	817,947	748,082
Resources	1,841,491	1,518,939	1,240,255
Systems	834,854	705,377	619,434
Technologies	1,313,546	1,033,853	902,283
Intramarket eliminations	(13,572)	(10,875)	(9,480)

Total consolidated revenue	$6,511,623	$5,333,338	$4,479,390

EARNINGS FROM CONTINUING OPERATIONS
Segment Earnings:
Diversified	$90,055	$87,617	$69,050
Electronics	119,425	46,888	35,293
Industries	123,982	104,282	88,967
Resources	316,328	260,671	206,256
Systems	114,113	100,088	73,479
Technologies	206,728	134,963	129,058

Total segments	970,631	734,509	602,103
Corporate expense/other	(70,778)	(54,945)	(48,845)
Net interest expense	(76,984)	(72,231)	(61,143)

Earnings from continuing operations before provision for income taxes and discontinued operations	822,869	607,333	492,115
Provision for taxes	219,541	161,138	129,697

Earnings from continuing operations — total consolidated	$603,328	$446,195	$362,418

OPERATING MARGINS (pre-tax)
Segments:
Diversified	11.6%	12.1%	12.0%
Electronics	13.6%	8.6%	8.7%
Industries	14.1%	12.7%	11.9%
Resources	17.2%	17.2%	16.6%
Systems	13.7%	14.2%	11.9%
Technologies	15.7%	13.1%	14.3%
Total Segment Margin	14.9%	13.8%	13.4%
Earnings from continuing operations before provision for income taxes and discontinued operations	12.6%	11.4%	11.0%

DOVER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Selected financial information by market segment (continued):

TOTAL ASSETS AT DECEMBER 31:	2006	2005	2004
	(In thousands)

Diversified	$718,611	$726,667	$627,043
Electronics	1,515,401	1,441,241	447,666
Industries	508,633	522,848	560,382
Resources	1,929,849	1,459,598	1,434,318
Systems	283,461	251,548	242,282
Technologies	2,067,714	1,190,790	1,182,816
Corporate (principally cash and equivalents and marketable securities)	495,046	311,060	391,904

Total continuing assets	7,518,715	5,903,752	4,886,411
Assets from discontinued operations	107,943	676,740	891,442

Consolidated total	$7,626,658	$6,580,492	$5,777,853

	For the Years Ended December 31,
DEPRECIATION and AMORTIZATION (continuing)	2006	2005	2004

Diversified	$20,697	$20,938	$20,619
Electronics	60,488	31,026	19,333
Industries	12,272	11,650	13,446
Resources	58,708	47,853	43,410
Systems	9,975	10,040	11,835
Technologies	38,118	32,317	24,911
Corporate	1,243	1,223	1,177

Consolidated total	$201,501	$155,047	$134,731

CAPITAL EXPENDITURES (continuing)
Diversified	$27,816	$18,963	$15,151
Electronics	47,894	28,130	12,899
Industries	4,353	10,655	10,339
Resources	74,947	37,677	26,479
Systems	17,289	12,426	6,784
Technologies	21,736	20,002	15,885
Corporate	700	2,639	320

Consolidated total	$194,735	$130,492	$87,857

DOVER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.  Quarterly Data (Unaudited)

			Earnings From Continuing Operations
				Per Share -	Per Share -
Quarter	Revenue	Gross Profit	Amount	Basic	Diluted	Net Earnings

2006
First	$1,500,042	$547,908	$131,291	$0.65	$0.64	$203,828
Second	1,649,607	614,944	158,760	0.78	0.77	71,910
Third	1,647,322	581,862	157,142	0.77	0.77	167,524
Fourth	1,714,652	603,328	156,135	0.76	0.76	118,520

	$6,511,623	$2,348,042	$603,328	2.96	2.94	$561,782

2005
First	$1,217,141	$430,146	$91,963	$0.45	$0.45	$98,135
Second	1,325,748	467,556	109,356	0.54	0.54	173,201
Third	1,358,599	481,340	123,232	0.61	0.60	122,680
Fourth	1,431,850	499,662	121,644	0.60	0.60	116,126

	$5,333,338	$1,878,704	$446,195	2.20	2.19	$510,142

All quarterly and full-year periods reflect the impact of certain operations that were discontinued. As a result, the quarterly data presented above will not agree to previously issued quarterly financial statements.

16.  Subsequent Events

On January 31, 2007 and on February 28, 2007, the Company finalized the sales of two previously discontinued business resulting in gross proceeds of $30.3 million.

On February 27, 2007, the acquisition of Pole/Zero Corporation was completed by the Microwave Products Group in Dover Electronics’ Components Group.

DOVER CORPORATION

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 31, 2006, 2005, and 2004 (In thousands)

	Balance at	Acquired by	Charged to			Balance at
	Beginning of	Purchase or	Cost and	Accounts	Credit to	End of
	Year	Merger	Expense	Written Off	Income	Year

Year Ended December 31, 2006 Allowance for Doubtful Accounts	$26,158	3,135	6,521	(5,251)	(1,931)	$28,632
Year Ended December 31, 2005 Allowance for Doubtful Accounts	$24,184	1,882	8,223	(4,021)	(4,110)	$26,158
Year Ended December 31, 2004 Allowance for Doubtful Accounts	$24,144	2,662	3,823	(4,114)	(2,331)	$24,184

	Balance at	Acquired by				Balance at
	Beginning of	Purchase or				End of
	Year	Merger	Additions	Reductions	Other	Year

Year Ended December 31, 2006
Deferred Tax Valuation Allowance	$51,856	13,829	5,774	(10,362)	(3,330)	$57,767
Year Ended December 31, 2005
Deferred Tax Valuation Allowance	$43,540	22,637	4,478	(14,795)	(4,004)	$51,856
Year Ended December 31, 2004
Deferred Tax Valuation Allowance	$50,151	9,411	1,707	(21,896)	4,167	$43,540

	Balance at	Acquired by	Charged to			Balance at
	Beginning of	Purchase or	Cost and			End of
	Year	Merger	Expense	Reductions	Other	Year

Year Ended December 31, 2006
Inventory Reserves	$85,141	11,150	17,478	(29,891)	1,118	$84,996
Year Ended December 31, 2005
Inventory Reserves	$89,629	4,621	24,286	(28,320)	(5,075)	$85,141
Year Ended December 31, 2004
Inventory Reserves	$88,388	9,964	11,952	(24,671)	3,996	$89,629

	Balance at	Acquired by	Charged to			Balance at
	Beginning of	Purchase or	Cost and			End of
	Year	Merger	Expense	Reductions	Other	Year

Year Ended December 31, 2006
Lifo Reserve	$38,805	—	9,442	—	—	$48,247
Year Ended December 31, 2005
Lifo Reserve	$35,009	—	3,796	—	—	$38,805
Year Ended December 31, 2004
Lifo Reserve	$29,018	—	5,991	—	—	$35,009

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act were effective as of December 31, 2006 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and (ii) accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls

During the fourth quarter of 2006, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors and Executive Officers and Corporate Governance

The information with respect to the directors of the Company required to be included pursuant to this Item 10 is included under the caption “1. Election of Directors” in the 2007 Proxy Statement relating to the 2007 Annual Meeting of Stockholders which will be filed with the Securities and Exchange Commission pursuant to Rule 14a-6 under the Exchange Act of 1934 in accordance with applicable SEC deadlines, and is incorporated in this Item 10 by reference. The information with respect to the executive officers of the Company required to be included pursuant to this Item 10 is included under the caption “Executive Officers of the Registrant” in Part I of this Annual Report on Form 10-K and is incorporated in this Item 10 by reference.

The information with respect to Section 16(a) reporting compliance required to be included in this Item 10 is included under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2007 Proxy Statement and is incorporated in this Item 10 by reference.

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

The information with respect to executive compensation required to be included pursuant to this Item 11 is included under the caption “Executive Compensation” in the 2007 Proxy Statement and is incorporated in this Item 11 by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information regarding security ownership of certain beneficial owners and management that is required to be included pursuant to this Item 12 is included under the caption “Security Ownership of Certain Beneficial Owners and Management” in the 2007 Proxy Statement and is incorporated in this Item 12 by reference.

EQUITY COMPENSATION PLANS

The Equity Compensation Plan Table below presents information regarding the Company’s equity compensation plans at December 31, 2006:

	(a)	(b)	(c)
Number of Securities
Remaining Available
	Number of Securities	Weighted-Average	for Future Issuance
	to be Issued Upon	Exercise Price of	Under Equity
	Exercise of	Outstanding	Compensation Plans
	Outstanding Options,	Options, Warrants	(Excluding Securities
Plan Category	Warrants and Rights	and Rights	Reflected in Column (a))

Equity compensation plans approved by stockholders	12,492,805	$36.84	16,097,333
Equity compensation plans not approved by stockholders	—	—	—

Total	12,492,805	$36.84	16,097,333

The Company has three compensation plans under which equity securities of the Company have been authorized for issuance and have been issued to employees and to non-employee directors. These are the 1995 Incentive Stock Option Plan and 1995 Cash Performance Program (the “1995 Plan”), the 2005 Equity and Cash Incentive Plan (the “2005 Plan”) and the 1996 Non-Employee Directors’ Stock Compensation Plan (the “Directors’

Plan”). The information regarding the 2005 Plan and the Directors’ Plan that is required to be included pursuant to this Item 12 is included under the captions “Equity Plans” (following the table entitled “Outstanding Equity Awards at Fiscal Year-End”) and “Directors’ Compensation,” respectively, in the 2007 Proxy Statement and is incorporated in this Item 12 by reference. The table above does not reflect shares eligible for issuance under the 1996 Non-Employee Directors’ Stock Compensation Plan, which does not specify a maximum number of shares issuable under it.

The 1995 Plan was adopted in 1995 (replacing the 1984 Plan which expired in January 1995) and provided for stock options, restricted stock awards and cash performance awards. The 1995 Plan expired in January 2005, but Column A of the table above includes options that remain outstanding under it.

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

Item 13.	Certain Relationships and Related Transactions and Director Independence

The information with respect to any reportable transaction, business relationship or indebtedness between the Company and the beneficial owners of more than 5% of the Common Stock, the directors or nominees for director of the Company, the executive officers of the Company or the members of the immediate families of such individuals that are required to be included pursuant to this Item 13 is included in Dover’s 2007 Proxy Statement under the caption “1. Election of Directors” in the sections entitled “Board of Directors and Committees,” “Corporate Governance,” “Dover Independence Standards” and “Procedures for Approval of Related Person Transactions” and is incorporated in this Item 13 by reference.

Item 14.	Principal Accountant Fees and Services

The information set forth under the caption “Relationship with Independent Registered Public Accounting Firm” in the 2007 Proxy Statement is incorporated in this Item 14 by reference.

The information with respect to audit committee pre-approval policies and procedures required to be included pursuant to this Item 14 is included under the caption “Pre-Approval of Services by Independent Registered Public Accounting Firm” in the 2007 Proxy Statement and is incorporated in this Item 14 by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)(1) Financial Statements

Financial Statements covered by the Report of Independent Registered Public Accounting Firm:

(A) Consolidated Statements of Operations for the years ended December 31, 2006, 2005 and 2004.

(B) Consolidated Balance Sheets as of December 31, 2006 and 2005.

(C) Consolidated Statements of Stockholders’ Equity and Comprehensive Earnings for the years ended December 31, 2006, 2005, and 2004.

(D) Consolidated Statements of Cash Flows for the years ended December 31, 2006, 2005 and 2004.

(E) Notes to consolidated financial statements.

(2) Financial Statement Schedule

The following financial statement schedule is included in Item No. 8 of this report on Form 10-K:

•	Schedule II — Valuation and Qualifying Accounts

All other schedules are not required and have been omitted.

(3) Not covered by the Report of Independent Registered Public Accounting Firm:

Quarterly financial data (unaudited)

(4) See (b) below.

(b) Exhibits:

(3	)(i)(a)	Restated Certificate of Incorporation, filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the Period Ended June 30, 1998 (SEC File No. 001-04018), is incorporated by reference.
(3	)(i)(b)	Certificate of Correction to the Restated Certificate of Incorporation dated as of January 24, 2003, filed as Exhibit 3(i) to the Company’s Current Report on Form 8-K filed February 28, 2003 (SEC File No. 001-04018), is incorporated by reference.
(3	)(ii)	By-Laws of the Company, filed as Exhibit 3(ii) to the Company’s Quarterly Report on Form 10-Q for the Period Ended September 30, 2004 (SEC File No. 001-04018), are incorporated by reference.
(4.1)		Indenture, dated as of June 8, 1998 between Dover Corporation and The First National Bank Chicago, as Trustee, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed June 12, 1998 (SEC File No. 001-04018), is incorporated by reference.
(4.2)		Form of 6.25% Notes due June 1, 2008 ($150,000,000 aggregate principal amount), filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K filed June 12, 1998 (SEC File No.001-04018), is incorporated by reference.
(4.3)		Form of 6.65% Debentures due June 1, 2028 ($200,000,000 aggregate principal amount), filed as Exhibit 4.4 to the Company’s Current Report on Form 8-K filed June 12, 1998 (SEC File No. 001-04018), is incorporated by reference.
(4.4)		Form of 6.50% Notes due February 15, 2011 ($400,000,000 aggregate principal amount), filed as Exhibit 4.3 to the Company’s current report on Form 8-K filed February 12, 2001 (SEC File No. 001-04018), is incorporated by reference.
(4.5)		Indenture, dated as of February 8, 2001 between the Company and BankOne Trust Company, N.A., as trustee, filed as Exhibit 4.1 to the Company’s current report on Form 8-K filed February 12, 2001 (SEC File No. 001-04018), is incorporated by reference.
(4.6)		First Supplemental Indenture among Dover Corporation, J.P. Morgan Trust Company, National Association, as original trustee, and The Bank of New York, as Trustee, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed October 12, 2005 (SEC File No. 001-04018) is incorporated by reference.
(4.7)		Form of 4.875% Notes due October 15, 2015 ($300,000,000 aggregate principal amount), filed as exhibit 4.2 to the Company’s Current Report on Form 8-K filed October 12, 2005 (SEC File No. 001-04018) is incorporated by reference.
(4.8)		Form of 5.375% Debentures due October 15, 2035 ($300,000,000 aggregate principal amount), filed as exhibit 4.3 to the Company’s Current Report on Form 8-K filed October 12, 2005 (SEC File No. 001-04018) is incorporated by reference. The Company agrees to furnish to the Securities and Exchange Commission upon request, a copy of any instrument with respect to long-term debt under which the total amount of securities authorized does not exceed 10 percent of the total consolidated assets of the Company.
(10.1)		Employee Savings and Investment Plan, filed as Exhibit 99 to Registration Statement on Form S-8 (SEC File No. 33-01419), is incorporated by reference.*
(10.2)		Amended and Restated 1996 Non-Employee Directors’ Stock Compensation Plan, filed as Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 (SEC File No. 001-04018) is incorporated by reference.

(10.3)	Executive Officer Annual Incentive Plan, included as Exhibit A to the Proxy Statement, dated March 17, 2003 (SEC File No. 001-04018), is incorporated by reference.*
(10.4)	Form of Executive Severance Agreement.*
(10.5)	1995 Incentive Stock Option Plan and 1995 Cash Performance Program, as amended as of May 4, 2006 with respect to all awards then outstanding.*
(10.6)	Deferred Compensation Plan, as amended as of December 31, 2001, filed as Exhibit 10 to the Company’s Current Report on Form 8-K filed February 28, 2002 (SEC File No. 001-04018), is incorporated by reference.*
(10.7)	2005 Equity and Cash Incentive Plan, as amended as of May 4, 2006.*
(10.8)	Form of award grant letters for stock option and cash performance grants made under 2005 Equity and Cash Incentive Plan, filed as Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 (SEC File No. 001-04018) is incorporated by reference.*
(10.9)	Form of award grant letter for SSARs and cash performance awards made under the 2005 Equity and Cash Incentive Plan, filed as Exhibit 10.9 to Annual Report on Form 10-K for the year ended December 31, 2005 (SEC File No. 001-04018) is incorporated by reference.*
(10.10)	Five-year Credit Agreement dated as of October 26, 2005 by and among Dover Corporation, the Lenders listed therein, the Borrowing Subsidiaries party thereto, J.P. Morgan Chase Bank, N.A as Administrative Agent, Deutsche Bank Securities Inc. as Syndication Agent, and Bank of America, N.A., The Royal Bank of Scotland plc and Wachovia Bank, National Association as Documented Agents, filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed October 26, 2005 (SEC File No. 001-04018), is incorporated by reference, as amended by First Amendment dated as of March 1, 2006, filed as exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed April 27, 2006 (SEC File No. 001-04018Z) and incorporated by reference herein.
(10.11)	Supplemental Executive Retirement Plan, filed as exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 (SEC File No. 001-04018), is incorporated by reference.*
(10.12)	Stock Purchase Agreement dated as of August 21, 2005, by and among Knowles Electronics Holdings, Inc., Key Acquisition, L.L.C., the Other Stockholders of Knowles Electronics Holdings, Inc., Dover Electronics, Inc. and Dover Corporation, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 3, 2005 (SEC File No. 001-04018), is incorporated by reference.
(10.13)	Summary of amendments to the Deferred Compensation Plan and Supplemental Executive Retirement Plan generally effective as of January 1, 2005, filed as Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 (SEC File No. 001-04018), is incorporated by reference.
(14)	Dover Corporation Code of Ethics for Chief Executive Officer and Senior Financial Officers, filed as Exhibit 14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 (SEC File No. 001-04018), is incorporated by reference.
(21)	Subsidiaries of Dover.
(23.1)	Consent of Independent Registered Public Accounting Firm.
(24)	Power of Attorney (included in signature page).
(31.1)	Certification pursuant to Rule 13a-14 of the Securities and Exchange Act of 1934, as amended, signed and dated by Robert G. Kuhbach.
(31.2)	Certification pursuant to Rule 13a-14 of the Securities and Exchange Act of 1934, as amended, signed and dated by Ronald L. Hoffman.
(32)	Certification pursuant to 18 U.S.C. Section 1350, signed and dated by Robert G. Kuhbach and Ronald L. Hoffman.

*	Executive compensation plan or arrangement.

(d)	Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned thereunto duly authorized.

Dover Corporation

By:	/s/ Ronald L. Hoffman
Ronald L. Hoffman
President and Chief Executive Officer

Date: February 28, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated. Each of the undersigned, being a director or officer of Dover Corporation (the “Company”), hereby constitutes and appoints Ronald L. Hoffman, Robert G. Kuhbach and Joseph W. Schmidt, and each of them (with full power to each of them to act alone), his or her true and lawful attorney-in-fact and agent for him or her and in his or her name, place and stead in any and all capacities, to sign the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 under the Securities Exchange Act of 1934, as amended, and any and all amendments thereto, and to file the same with all exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission and any other appropriate authority, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing required and necessary to be done in and about the premises in order to effectuate the same as fully to all intents and purposes as he or she might or could do if personally present, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, may lawfully do or cause to be done by virtue hereof.

Signature	Title	Date

/s/ Thomas L. Reece Thomas L. Reece	Chairman, Board of Directors	February 28, 2007

/s/ Ronald L. Hoffman Ronald L. Hoffman	Chief Executive Officer, President and Director (Principal Executive Officer)	February 28, 2007

/s/ Robert G. Kuhbach Robert G. Kuhbach	Vice President, Finance and Chief Financial Officer (Principal Financial Officer)	February 28, 2007

/s/ Raymond T. McKay, Jr. Raymond T. McKay, Jr.	Vice President, Controller (Principal Accounting Officer)	February 28, 2007

/s/ David H. Benson David H. Benson	Director	February 28, 2007

/s/ Robert W. Cremin Robert W. Cremin	Director	February 28, 2007

Signature	Title	Date

/s/ Jean-Pierre M. Ergas Jean-Pierre M. Ergas	Director	February 28, 2007

/s/ Kristiane C. Graham Kristiane C. Graham	Director	February 28, 2007

/s/ James L. Koley James L. Koley	Director	February 28, 2007

/s/ Richard K. Lochridge Richard K. Lochridge	Director	February 28, 2007

/s/ Bernard G. Rethore Bernard G. Rethore	Director	February 28, 2007

/s/ Michael B. Stubbs Michael B. Stubbs	Director	February 28, 2007

/s/ Mary A. Winston Mary A. Winston	Director	February 28, 2007

EXHIBIT INDEX

(3	)(i)(a)	Restated Certificate of Incorporation, filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the Period Ended June 30, 1998 (SEC File No. 001-04018), is incorporated by reference.
(3	)(i)(b)	Certificate of Correction to the Restated Certificate of Incorporation dated as of January 24, 2003, filed as Exhibit 3(i) to the Company’s Current Report on Form 8-K filed February 28, 2003 (SEC File No. 001-04018), is incorporated by reference.
(3	)(ii)	By-Laws of the Company, filed as Exhibit 3(ii) to the Company’s Quarterly Report on Form 10-Q for the Period Ended September 30, 2004 (SEC File No. 001-04018), are incorporated by reference.
(4.1)		Indenture, dated as of June 8, 1998 between Dover Corporation and The First National Bank Chicago, as Trustee, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed June 12, 1998 (SEC File No. 001-04018), is incorporated by reference.
(4.2)		Form of 6.25% Notes due June 1, 2008 ($150,000,000 aggregate principal amount), filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K filed June 12, 1998 (SEC File No.001-04018), is incorporated by reference.
(4.3)		Form of 6.65% Debentures due June 1, 2028 ($200,000,000 aggregate principal amount), filed as Exhibit 4.4 to the Company’s Current Report on Form 8-K filed June 12, 1998 (SEC File No. 001-04018), is incorporated by reference.
(4.4)		Form of 6.50% Notes due February 15, 2011 ($400,000,000 aggregate principal amount), filed as Exhibit 4.3 to the Company’s current report on Form 8-K filed February 12, 2001 (SEC File No. 001-04018), is incorporated by reference.
(4.5)		Indenture, dated as of February 8, 2001 between the Company and BankOne Trust Company, N.A., as trustee, filed as Exhibit 4.1 to the Company’s current report on Form 8-K filed February 12, 2001 (SEC File No. 001-04018), is incorporated by reference.
(4.6)		First Supplemental Indenture among Dover Corporation, J.P. Morgan Trust Company, National Association, as original trustee, and The Bank of New York, as Trustee, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed October 12, 2005 (SEC File No. 001-04018) is incorporated by reference.
(4.7)		Form of 4.875% Notes due October 15, 2015 ($300,000,000 aggregate principal amount), filed as exhibit 4.2 to the Company’s Current Report on Form 8-K filed October 12, 2005 (SEC File No. 001-04018) is incorporated by reference.
(4.8)		Form of 5.375% Debentures due October 15, 2035 ($300,000,000 aggregate principal amount), filed as exhibit 4.3 to the Company’s Current Report on Form 8-K filed October 12, 2005 (SEC File No. 001-04018) is incorporated by reference. The Company agrees to furnish to the Securities and Exchange Commission upon request, a copy of any instrument with respect to long-term debt under which the total amount of securities authorized does not exceed 10 percent of the total consolidated assets of the Company.
(10.1)		Employee Savings and Investment Plan, filed as Exhibit 99 to Registration Statement on Form S-8 (SEC File No. 33-01419), is incorporated by reference.*
(10.2)		Amended and Restated 1996 Non-Employee Directors’ Stock Compensation Plan, filed as Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 (SEC File No. 001-04018) is incorporated by reference.
(10.3)		Executive Officer Annual Incentive Plan, included as Exhibit A to the Proxy Statement, dated March 17, 2003 (SEC File No. 001-04018), is incorporated by reference.*
(10.4)		Form of Executive Severance Agreement.*
(10.5)		1995 Incentive Stock Option Plan and 1995 Cash Performance Program, as amended as of May 4, 2006 with respect to all awards then outstanding.*
(10.6)		Deferred Compensation Plan, as amended as of December 31, 2001, filed as Exhibit 10 to the Company’s Current Report on Form 8-K filed February 28, 2002 (SEC File No. 001-04018), is incorporated by reference.*
(10.7)		2005 Equity and Cash Incentive Plan, as amended as of May 4, 2006.*
(10.8)		Form of award grant letters for stock option and cash performance grants made under 2005 Equity and Cash Incentive Plan, filed as Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 (SEC File No. 001-04018) is incorporated by reference.*

(10.9)	Form of award grant letter for SSARs and cash performance awards made under the 2005 Equity and Cash Incentive Plan, filed as Exhibit 10.9 to Annual Report on Form 10-K for the year ended December 31, 2005 (SEC File No. 001-04018) is incorporated by reference.*
(10.10)	Five-year Credit Agreement dated as of October 26, 2005 by and among Dover Corporation, the Lenders listed therein, the Borrowing Subsidiaries party thereto, J.P. Morgan Chase Bank, N.A as Administrative Agent, Deutsche Bank Securities Inc. as Syndication Agent, and Bank of America, N.A., The Royal Bank of Scotland plc and Wachovia Bank, National Association as Documented Agents, filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed October 26, 2005 (SEC File No. 001-04018), is incorporated by reference, as amended by First Amendment dated as of March 1, 2006, filed as exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed April 27, 2006 (SEC File No. 001-04018Z) and incorporated by reference herein.
(10.11)	Supplemental Executive Retirement Plan, filed as exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 (SEC File No. 001-04018), is incorporated by reference.*
(10.12)	Stock Purchase Agreement dated as of August 21, 2005, by and among Knowles Electronics Holdings, Inc., Key Acquisition, L.L.C., the Other Stockholders of Knowles Electronics Holdings, Inc., Dover Electronics, Inc. and Dover Corporation, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 3, 2005 (SEC File No. 001-04018), is incorporated by reference.
(10.13)	Summary of amendments to the Deferred Compensation Plan and Supplemental Executive Retirement Plan generally effective as of January 1, 2005, filed as Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 (SEC File No. 001-04018), is incorporated by reference.
(14)	Dover Corporation Code of Ethics for Chief Executive Officer and Senior Financial Officers, filed as Exhibit 14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 (SEC File No. 001-04018), is incorporated by reference.
(21)	Subsidiaries of Dover.
(23.1)	Consent of Independent Registered Public Accounting Firm.
(24)	Power of Attorney (included in signature page).
(31.1)	Certification pursuant to Rule 13a-14 of the Securities and Exchange Act of 1934, as amended, signed and dated by Robert G. Kuhbach.
(31.2)	Certification pursuant to Rule 13a-14 of the Securities and Exchange Act of 1934, as amended, signed and dated by Ronald L. Hoffman.
(32)	Certification pursuant to 18 U.S.C. Section 1350, signed and dated by Robert G. Kuhbach and Ronald L. Hoffman.

*	Executive compensation plan or arrangement.

(d)	Not applicable.