Form 10-Q
period 2007-03-31
DOVER CORP
filed 2007-04-25
CIK 29905

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT
PURSUANT TO SECTION 13 or 15(d) OF
THE SECURTIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
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
Large accelerated filer ☑      Accelerated filer ☐      Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Securities Exchange Act). Yes ☐    No ☑
The number of shares outstanding of the Registrant’s common stock as of April 20, 2007 was 204,415,133.

Dover Corporation
Form 10-Q

PART I – FINANCIAL INFORMATION

Page	Item

Item 1. Financial Statements (unaudited)

1	Condensed Consolidated Statements of Operations (For the three months ended March 31, 2007 and 2006)

2	Condensed Consolidated Balance Sheets (At March 31, 2007 and December 31, 2006)

2	Condensed Consolidated Statement of Stockholders’ Equity (For the three months ended March 31, 2007)

3	Condensed Consolidated Statements of Cash Flows (For the three months ended March 31, 2007 and 2006)

4	Notes to Condensed Consolidated Financial Statements

12	Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

19	Item 3. Quantitative and Qualitative Disclosures About Market Risk

19	Item 4. Controls and Procedures

PART II – OTHER INFORMATION

20	Item 1. Legal Proceedings
20	Item 1A. Risk Factors
20	Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
20	Item 3. Defaults Upon Senior Securities
21	Item 4. Submission of Matters to a Vote of Security Holders
21	Item 5. Other Information
21	Item 6. Exhibits
22	Signatures
23	Exhibit Index
EX-31.1: CERTIFICATION
EX-31.2: CERTIFICATION
EX-32: CERTIFICATIONS
(All other schedules are not required and have been omitted)

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
DOVER CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited) (in thousands, except per share figures)

	Three Months Ended March 31,
	2007	2006
Revenue	$1,780,187	$1,510,213
Cost of goods and services	1,144,276	962,304

Gross profit	635,911	547,909
Selling and administrative expenses	420,431	335,492

Operating earnings	215,480	212,417

Interest expense, net	21,840	21,485
Other expense (income), net	(284)	2,830

Total interest/other expense, net	21,556	24,315

Earnings before provision for income taxes and discontinued operations	193,924	188,102
Provision for income taxes	55,080	56,812

Earnings from continuing operations	138,844	131,290

Earnings (loss) from discontinued operations, net of tax	(9,913)	72,538

Net earnings	$128,931	$203,828

Basic earnings per common share:
Earnings from continuing operations	$0.68	$0.65
Earnings (loss) from discontinued operations	(0.05)	0.36
Net earnings	0.63	1.00

Weighted average shares outstanding	204,457	203,316

Diluted earnings per common share:
Earnings from continuing operations	$0.67	$0.64
Earnings (loss) from discontinued operations	(0.05)	0.35
Net earnings	0.63	0.99

Weighted average shares outstanding	206,182	204,960

Dividends paid per common share	$0.19	$0.17

The following table is a reconciliation of the share amounts used in computing earnings per share:

	Three Months Ended March 31,
	2007	2006
Weighted average shares outstanding — Basic	204,457	203,316
Dilutive effect of assumed exercise of employee stock options and stock appreciation rights	1,725	1,644

Weighted average shares outstanding — Diluted	206,182	204,960

Anti-dilutive shares excluded from diluted EPS computation	3,400	6,193
See Notes to Condensed Consolidated Financial Statements

1 of 23

DOVER CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited) (in thousands)

	At March 31 ,	At December 31 ,
	2007	2006
Current assets:
Cash and equivalents	$444,354	$373,616
Receivables, net of allowances of $30,264 and $28,632	1,106,140	1,056,828
Inventories, net	742,444	709,647
Prepaid and other current assets	85,879	65,646
Deferred tax asset	72,454	65,769

Total current assets	2,451,271	2,271,506

Property, plant and equipment, net	867,356	856,799
Goodwill	3,274,103	3,201,983
Intangible assets, net	1,071,048	1,065,382
Other assets and deferred charges	125,363	123,045
Assets of discontinued operations	58,195	107,943

Total assets	$7,847,336	$7,626,658

Current liabilities:
Notes payable and current maturities of long-term debt	$468,661	$290,549
Accounts payable	427,816	410,001
Accrued compensation and employee benefits	205,808	280,580
Accrued insurance	120,821	122,488
Other accrued expenses	187,685	183,642
Federal and other taxes on income	65,978	146,720

Total current liabilities	1,476,769	1,433,980

Long-term debt	1,480,914	1,480,491
Deferred income taxes	370,990	364,034
Other deferrals	533,602	405,845
Liabilities of discontinued operations	125,223	131,286
Commitments and contingent liabilities
Stockholders’ Equity:
Total stockholders’ equity	3,859,838	3,811,022

Total liabilities and stockholders’ equity	$7,847,336	$7,626,658

DOVER CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (unaudited) (in thousands)

			Accumulated
	Common	Additional	Other			Total
	Stock	Paid-In	Comprehensive	Retained	Treasury	Stockholders’
	$1 Par Value	Capital	Earnings	Earnings	Stock	Equity
Balance at December 31, 2006	$242,293	$241,455	$48,852	$4,421,927	$(1,143,505)	$3,811,022
FIN 48 Adjustment (See Note 2)	—	—	—	(58,157)	—	(58,157)
Net earnings	—	—	—	128,931	—	128,931
Dividends paid	—	—	—	(37,887)	—	(37,887)
Common stock issued for options exercised	623	20,190	—	—	—	20,813
Stock-based compensation expense	—	8,249	—	—	—	8,249
Tax benefit from exercises of stock options	—	2,039	—	—	—	2,039
Common stock acquired	—	—	—	—	(26,084)	(26,084)
Translation of foreign financial statements	—	—	7,301	—	—	7,301
Pension amortization under SFAS No. 158, net of tax	—	—	3,053	—	—	3,053
Other, net of tax	—	—	558	—	—	558

Balance at March 31, 2007	$242,916	$271,933	$59,764	$4,454,814	$(1,169,589)	$3,859,838

Preferred Stock, $100 par value per share. 100,000 shares authorized; none issued.
See Notes to Condensed Consolidated Financial Statements

2 of 23

DOVER CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited) (in thousands)

	Three Months Ended March 31,
	2007	2006
Operating Activities of Continuing Operations

Net earnings	$128,931	$203,828

Adjustments to reconcile net earnings to net cash from operating activities:		—
Loss (earnings) from discontinued operations	9,913	(72,538)
Depreciation and amortization	59,807	47,564
Stock-based compensation	8,118	7,221
Changes in current assets and liabilities (excluding effects of acquisitions, dispositions and foreign exchange):
Increase in accounts receivable	(40,809)	(55,254)
Increase in inventories	(19,567)	(20,704)
Increase in prepaid expenses and other assets	(18,844)	(4,226)
Increase in accounts payable	13,816	23,481
Decrease in accrued expenses	(81,791)	(43,946)
Increase in accrued and deferred taxes	12,378	54,704
Other non-current, net	(10,875)	(10,425)

Net cash provided by operating activities of continuing operations	61,077	129,705

Proceeds from the sale of property and equipment	2,127	5,104
Additions to property, plant and equipment	(44,392)	(36,721)
Proceeds from sales of discontinued businesses	29,197	153,429
Acquisitions (net of cash and cash equivalents acquired)	(117,921)	(13,860)

Net cash provided by (used in) investing activities of continuing operations	(130,989)	107,952

Financing Activities of Continuing Operations
Increase (decrease) in debt, net	178,378	(116,015)
Purchase of treasury stock	(26,084)	(9,413)
Proceeds from exercise of stock options, including tax benefits	22,852	42,300
Dividends to stockholders	(37,887)	(34,579)

Net cash provided by (used in) financing activities of continuing operations	137,259	(117,707)

Cash Flows From Discontinued Operations
Net cash provided by (used in) operating activities of discontinued operations	340	(23,833)
Net cash used in investing activities of discontinued operations	(498)	(2,807)

Net cash used in discontinued operations	(158)	(26,640)

Effect of exchange rate changes on cash	3,549	904

Net increase in cash and cash equivalents	70,738	94,214
Cash and cash equivalents at beginning of period	373,616	185,833

Cash and cash equivalents at end of period	$444,354	$280,047

See Notes to Condensed Consolidated Financial Statements

3 of 23

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements, in accordance with Securities and Exchange Commission (“SEC”) rules for interim periods, do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements and should be read in conjunction with the Dover Corporation (“Dover” or the “Company”) Annual Report on Form 10-K for the year ended December 31, 2006, which provides a more complete understanding of Dover’s accounting policies, financial position, operating results, business properties and other matters. It is the opinion of management that these financial statements reflect all adjustments necessary for a fair presentation of the interim results. The results of operations of any interim period are not necessarily indicative of the results of operations for the full year.
Certain prior period amounts have been reclassified to conform to the current period presentation.
2. New Accounting Pronouncement
Effective January 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 specifies the way public companies are to account for uncertainty in income tax reporting, and prescribes a methodology for recognizing, reversing, and measuring the tax benefits of a tax position taken, or expected to be taken, in a tax return. As a result of adopting the new standard, the Company recorded a $58.2 million increase to reserves as a “cumulative effect” decrease to opening retained earnings as of January 1, 2007, of which $53.4 million is included in continuing operations. Including this “cumulative effect” adjustment, the Company had unrecognized tax benefits (reserves) of $190.5 million at January 1, 2007, of which $35.4 million related to accrued interest and penalties. The portion of the unrecognized tax benefits included in continuing operations totaled $147.6 million, of which $28.0 million related to accrued interest and penalties. In 2007, the majority of these unrecognized tax benefits in continuing operations are classified as Other Deferrals in the condensed consolidated balance sheet and, if recognized, the entire amount, of $147.6 million would impact the Company’s effective tax rate.
In the first quarter of 2007, the Company accrued an additional $2.5 million of interest related to its uncertain tax positions, of which $2.0 million is recorded as a component of the Company’s provision for income taxes in the condensed consolidated statement of operations. At March 31, 2007 the Company had unrecognized tax benefits of $193.3 million. $149.7 million is included in continuing operations, of which the majority is in Other Deferrals in the condensed consolidated balance sheet. At December 31, 2006, the continuing unrecognized tax benefit of $94.2 million was included in Federal and Other Taxes on Income in the condensed consolidated balance sheet.
Dover files Federal income tax returns, as well as multiple state, local and foreign jurisdiction tax returns. The Company is no longer subject to examinations of its federal income tax returns by the Internal Revenue Service (“IRS”) for years through 2002. However,years 1998 through 2002 have federal income tax matters that are currently under litigation. The IRS is currently examining years 2003 and 2004. All significant state and local, and foreign matters have been concluded for years through 1994 and 1999, respectively. With the exception of matters in litigation, for which an estimate can not be made due to uncertainties, the Company does not believe it is reasonably possible that its unrecognized tax benefits will significantly change within the next twelve months.

4 of 23

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
3. Acquisitions
The 2007 acquisitions are wholly-owned and had an aggregate cost of $117.9 million, net of cash acquired, at the date of acquisition. The following table details acquisitions made during 2007:

Operating
Date	Type	Acquired Companies	Location (Near)	Segment	Group	Company
31-Jan	Stock	Biode	Westbrook, ME	Electronics	Components	Vectron
Designer and manufacturer of fluid viscosity sensors and viscometer readers.

28-Feb	Asset	Pole/Zero Corporation	West Chester, OH	Electronics	Components	MPG
Designer and manufacturer of radio frequency filters that resolve interference issues.

31-Mar	Asset	Theta Oilfield Services	Brea, CA	Resources	Oil & Gas	EPG
Provider of oilwell optimization software.
For certain acquisitions, the Company is in the process of obtaining or finalizing appraisals of tangible and intangible assets and continuing to evaluate the initial purchase price allocations as of the acquisition date, which will be adjusted as additional information relative to the fair values of the assets and liabilities of the businesses becomes known. Accordingly, management has used its best estimate in the initial purchase price allocation as of the date of these financial statements.
The following table summarizes the estimated fair values of the assets and liabilities that were assumed as of the dates of the 2007 acquisitions and the amounts assigned to goodwill and intangible asset classifications:

(in thousands)	At March 31, 2007
Current assets, net of cash acquired	$14,813
PP&E	2,007
Goodwill	75,495
Intangibles	27,680
Other assets	7,000

Total assets acquired	126,995

Total liabilities assumed	(9,074)

Net assets acquired	$117,921

The following unaudited pro forma information illustrates the effect on Dover’s revenue and net earnings for the three month periods ended March 31, 2007 and 2006, assuming that the 2007 and 2006 acquisitions had all taken place on January 1, 2006:

(in thousands, except per share figures)	Three Months Ended March 31,
	2007	2006
Revenue from continuing operations:
As reported	$1,780,187	$1,510,213
Pro forma	1,787,657	1,694,897
Net earnings from continuing operations:
As reported	$138,844	$131,290
Pro forma	139,763	135,828
Basic earnings per share from continuing operations:
As reported	$0.68	$0.65
Pro forma	0.68	0.67
Diluted earnings per share from continuing operations:
As reported	$0.67	$0.64
Pro forma	0.68	0.66
These pro forma results of operations have been prepared for comparative purposes only and include certain adjustments to actual financial results for the relevant periods, such as imputed financing costs, and estimated additional amortization and depreciation expense as a result of intangibles and fixed assets acquired. They do

5 of 23

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
not purport to be indicative of the results of operations which actually would have resulted had the acquisitions occurred on the date indicated, or which may result in the future.
In connection with certain 2006 acquisitions, the Company recorded $14.7 million of severance and facility closing costs at the date of acquisition in accordance with Emerging Issues Task Force Issue No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination.” Through the end of the first quarter of 2007, the Company has not paid any amounts related to these costs.
4. Inventory
The following table displays the components of inventory:

	At March 31,	At December 31,
(in thousands)	2007	2006
Raw materials	$345,185	$330,016
Work in progress	192,870	173,194
Finished goods	253,510	254,684

Subtotal	791,565	757,894
Less LIFO reserve	49,121	48,247

Total	$742,444	$709,647

5. Property, Plant and Equipment
The following table displays the components of property, plant and equipment:

	At March 31,	At December 31,
(in thousands)	2007	2006
Land	$52,562	$52,227
Buildings and improvements	513,337	503,464
Machinery, equipment and other	1,679,027	1,641,151

	2,244,926	2,196,842
Accumulated depreciation	(1,377,570)	(1,340,043)

Total	$867,356	$856,799

6. Goodwill and Other Intangible Assets
The following table provides the changes in carrying value of goodwill by market segment through the three months ended March 31, 2007 (see Note 3 for discussion of purchase price allocations):

			Other
			adjustments
		Goodwill from	including
	At December 31,	2007	currency	At March 31,
(in thousands)	2006	acquisitions	translations	2007

Diversified	$261,821	$—	$75	$261,896
Electronics	749,157	75,495	(1,900)	822,752
Industries	234,683	—	142	234,825
Resources	788,988	—	747	789,735
Systems	108,877	—	195	109,072
Technologies	1,058,457	—	(2,634)	1,055,823

Total	$3,201,983	$75,495	$(3,375)	$3,274,103

6 of 23

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The following table provides the gross carrying value and accumulated amortization for each major class of intangible asset:

	At March 31, 2007			At December 31, 2006
	Gross Carrying	Accumulated	Average	Gross Carrying	Accumulated
(in thousands)	Amount	Amortization	Life	Amount	Amortization
Amortized Intangible Assets:
Trademarks	$30,910	$12,299	29	$29,865	$11,848
Patents	130,486	66,776	13	116,128	64,833
Customer Intangibles	661,155	95,812	9	648,283	80,794
Unpatented Technologies	135,926	43,430	9	135,449	40,196
Non-Compete Agreements	6,758	5,173	5	6,746	5,021
Drawings & Manuals	15,809	4,817	5	15,765	4,479
Distributor Relationships	72,380	10,240	20	72,374	9,235
Other	29,154	9,159	14	29,217	8,038

Total	1,082,578	247,706	11	1,053,827	224,444

Unamortized Intangible Assets:
Trademarks	236,176			235,999

Total Intangible Assets	$1,318,754	$247,706		$1,289,826	$224,444

7. Discontinued Operations
2007
During the first quarter of 2007, the Company completed the sales of Kurz Kasch, discontinued in 2006 from the Electronics segment, and SWF, discontinued in 2005 from the Systems segment and recorded other adjustments for businesses still held for sale and to reserves related to completed sales, resulting in a net loss of approximately $9.6 million ($7.5 million after-tax).
2006
During the first quarter of 2006, Dover completed the sale of Tranter PHE, a business discontinued from the Diversified segment in the fourth quarter of 2005, resulting in a pre-tax gain of approximately $109.0 million ($85.5 million after-tax). In addition, during the first quarter of 2006, the Company discontinued and sold a business in the Electronics segment for a loss of $2.5 million ($2.2 million after-tax). Also, during the first quarter of 2006, the Company discontinued an operating company, comprised of two businesses in the Resources segment, resulting in an impairment of approximately $15.4 million ($14.4 million after-tax).

7 of 23

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Summarized results of the Company’s discontinued operations are as follows:

	Three Months Ended March 31,
(in thousands)	2007	2006
Revenue	$12,753	$220,025

Gain (loss) on sale, net of taxes (1)	$(7,498)	$68,949

Earnings (loss) from operations before taxes	(2,803)	5,381
Benefit (provision) for income taxes related to operations	388	(1,792)

Earnings (loss) from discontinued operations, net of tax	$(9,913)	$72,538

(1)	Includes impairments
At March 31, 2007, the assets and liabilities of discontinued operations primarily represent amounts related to three previously discontinued businesses in the Diversified segment and one previously discontinued business in the Resources segment. Additional detail related to the assets and liabilities of the Company’s discontinued operations is as follows:

	At March 31,	At December 31,
(in thousands)	2007	2006
Assets of Discontinued Operations
Current assets	$36,433	$69,769
Non-current assets	21,762	38,174

	$58,195	$107,943

Liabilities of Discontinued Operations
Current liabilities	$76,386	$107,239
Long-term liabilities	48,837	24,047

	$125,223	$131,286

In addition to the assets and liabilities of the entities currently held for sale in discontinued operations, the assets and liabilities of discontinued operations include residual amounts related to businesses previously sold. These residual amounts include property, plant and equipment, deferred tax assets, short and long-term reserves, and contingencies.
8. Debt
Dover’s long-term notes with a book value of $1,480.9 million, of which $32.3 million matures in the current year, had a fair value of approximately $1,500.5 million at March 31, 2007. The estimated fair value of the long-term notes is based on quoted market prices for similar issues.
There are presently two interest rate swap agreements outstanding for a total notional amount of $100.0 million, designated as fair value hedges on part of the Company’s $150.0 million 6.25% Notes due on June 1, 2008. One $50.0 million interest rate swap exchanges fixed-rate interest for variable-rate interest. The other $50.0 million swap is designated in foreign currency and exchanges fixed-rate interest for variable-rate interest, and also hedges a portion of the Company’s net investment in foreign operations. The swap agreements have reduced the effective interest rate on the notes to 5.97%. There is no hedge ineffectiveness. The fair value of the interest rate swaps outstanding as of March 31, 2007 was determined through market quotation.
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

8 of 23

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The Company and certain of its subsidiaries are also parties to a number of other legal proceedings incidental to their businesses. These proceedings primarily involve claims by private parties alleging injury arising out of use of the Company’s products, exposure to hazardous substances, patent infringement, employment matters and commercial disputes. Management and legal counsel periodically review the probable outcome of such proceedings, the costs and expenses reasonably expected to be incurred, the availability and extent of insurance coverage, and established reserves. While it is not possible at this time to predict the outcome of these legal actions or any need for additional reserves, in the opinion of management, based on these reviews, it is very unlikely that the disposition of the lawsuits and the other matters mentioned above will have a material adverse effect on the financial position, results of operations, cash flows or competitive position of the Company.
Estimated warranty program claims are provided for at the time of sale. Amounts provided for are based on historical costs and adjusted new claims. The changes in the carrying amount of product warranties through March 31, 2007 and 2006 are as follows:

(in thousands)	2007	2006
Beginning Balance January 1	$48,976	$37,749
Provision for warranties	6,079	5,770
Increase from acquisitions	143	—
Settlements made	(4,237)	(4,454)
Other adjustments	114	100

Ending Balance March 31	$51,075	$39,165

10. Employee Benefit Plans
The following table sets forth the components of net periodic expense.

	Retirement Plan Benefits		Post Retirement Benefits
	Three Months Ended March 31,		Three Months Ended March 31,
(in thousands)	2007	2006	2007	2006
Expected return on plan assets	$(7,807)	$(7,900)	$—	$—
Benefits earned during period	5,810	5,599	87	83
Interest accrued on benefit obligation	8,673	8,318	275	275
Amortization (A):
Prior service cost	2,128	1,972	(43)	(70)
Recognized actuarial (gain) loss	2,717	2,604	(56)	23
Transition obligation	(39)	(274)	—	—
Settlement gain (Tranter PHE sale) (B)			—	(4,699)

Net periodic expense (benefit)	$11,482	$10,319	$263	$(4,388)

(A)	Current year amortization amounts are recorded as increases (decreases) to Accumulated Other Comprehensive Income, totaling $3.1 million, net of tax.

(B)	Included in earnings from discontinued operations.

9 of 23

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
11. Comprehensive Earnings
Comprehensive earnings were as follows:

	Comprehensive Earnings
	Three Months Ended March 31,
(in thousands)	2007	2006
Net Earnings	$128,931	$203,828

Foreign currency translation adjustment	7,301	10,107
Unrealized holding gains (losses), net of tax	605	(145)
Derivative cash flow hedges	(47)	(25)
Pension amortization under SFAS No. 158, net of tax	3,053	—

Comprehensive Earnings	$139,843	$213,765

12. Segment Information
Dover has six reportable segments which are based on the management reporting structure used to evaluate performance. Segment financial information and a reconciliation of segment results to consolidated results follows:

	Three Months Ended March 31,
(in thousands)	2007	2006
REVENUE
Diversified	$215,004	$193,676
Electronics	222,418	199,496
Industries	230,460	218,743
Resources	551,980	425,162
Systems	205,584	181,285
Technologies	358,538	294,942
Intramarket eliminations	(3,797)	(3,091)

Total consolidated revenue	$1,780,187	$1,510,213

EARNINGS FROM CONTINUING OPERATIONS
Segment Earnings:
Diversified	$26,969	$22,584
Electronics	23,838	20,754
Industries	30,837	27,328
Resources	93,812	82,797
Systems	26,576	26,972
Technologies	29,924	47,712

Total segments	231,956	228,147
Corporate expense / other	(16,192)	(18,560)
Net interest expense	(21,840)	(21,485)

Earnings from continuing operations before provision for income taxes and discontinued operations	193,924	188,102
Provision for income taxes	55,080	56,812

Earnings from continuing operations — total consolidated	$138,844	$131,290

10 of 23

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
13. Recent Accounting Standards
In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This statement is effective for fiscal periods beginning after November 15, 2007 and does not require any new fair value measurements. The Company is currently evaluating the impact of SFAS No. 157 on its overall results of operations and financial position.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” This Statement allows entities to choose to measure financial instruments and certain other items at fair value. This statement is effective for fiscal periods beginning after November 15, 2007. The Company is currently evaluating the impact of SFAS No. 159 on its overall results of operations and financial position.
14. Equity and Performance Incentive Program
In the first quarter of 2007 and 2006 the Company issued stock-settled stock appreciation rights (“SSARs”) totaling 1,736,383 and 1,886,989, respectively. For the quarters ended March 31, 2007 and 2006, after-tax stock-based compensation expense totaled $5.3 million and $5.1 million, respectively. The fair value of each grant was estimated on the dates of grant using the Black-Scholes option-pricing model with the following assumptions:

	2007 Grant	2006 Grant
	SSARs	Options
Risk-free interest rate	4.84%	4.63%
Dividend yield	1.43%	1.52%
Expected life (years)	6.5	8
Volatility	28.25%	30.73%
Option grant price	$50.60	$46.00
Fair value of options granted	$16.65	$17.01

11 of 23

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Refer to the section below entitled “Special Notes Regarding Forward Looking Statements” for a discussion of factors that could cause actual results to differ from the forward-looking statements contained below and throughout this quarterly report.
OVERVIEW
Dover Corporation (“Dover” or the “Company”) is a diversified multinational manufacturing corporation comprised of operating companies that manufacture a broad range of specialized industrial products and components, as well as sophisticated manufacturing equipment, and seek to expand their range of related services, consumables and wear parts sales. Dover’s operating companies are based primarily in the United States of America and Europe with manufacturing and other operations throughout the world. Dover reports its operating companies’ results in six reportable segments and discusses its operations in 13 groups.
(1) FINANCIAL CONDITION:
Management assesses Dover’s liquidity in terms of its ability to generate cash and access to capital markets to fund its operating, investing and financing activities. Significant factors affecting liquidity are: cash flows generated from operating activities, capital expenditures, acquisitions, dispositions, dividends, adequacy of commercial paper and available bank lines of credit, and the ability to attract long-term capital with satisfactory terms. The Company generates substantial cash from operations and remains in a strong financial position, maintaining enough liquidity for reinvestment in existing businesses and strategic acquisitions while managing its capital structure on a short and long-term basis.
Cash and cash equivalents of $444.4 million at March 31, 2007 increased from the December 31, 2006 balance of $373.6 million. Cash and cash equivalents were invested in highly liquid investment grade money market instruments with a maturity of 90 days or less.
The following table is derived from the Condensed Consolidated Statements of Cash Flows:

	Three Months Ended March 31,
Cash Flows from Continuing Operations (in thousands)	2007	2006
Net Cash Flows Provided By (Used In):
Operating activities	$61,077	$129,705
Investing activities	(130,989)	107,952
Financing activities	137,259	(117,707)
Cash flows provided by operating activities for the first three months of 2007 decreased $68.6 million over the prior year period, primarily reflecting higher incentive compensation and tax payments.
The cash used in investing activities in the first three months of 2007 was $131.0 million compared to cash provided of $108.0 million in the prior year period, largely reflecting higher acquisition spending in the 2007 period and higher proceeds received from sales of discontinued businesses in the 2006 period. Capital expenditures in the first three months of 2007 increased to $44.4 million as compared to $36.7 million in the prior year period primarily due to investments in plant expansions, plant machinery and information technology systems to support revenue growth and market demand. Acquisition spending was $117.9 million during the first three months of 2007 compared to $13.9 million in the prior year period. Proceeds from the sales of discontinued businesses in the first three months of 2007 were $29.2 million compared to $153.4 million in the 2006 period. The Company currently anticipates that any additional acquisitions made during 2007 will be funded from available cash and internally generated funds and, if necessary, through the issuance of commercial paper, use of established lines of credit or public debt markets.
Cash provided by financing activities for the first three months of 2007 totaled $137.3 million as compared to cash used of $117.7 million during the comparable period last year. The net change in financing activity during the first

12 of 23

three months of 2007 primarily reflected increased borrowings in 2007 to fund acquisitions. Also, during the first quarter of 2007, the Company purchased 500,000 shares of common stock in the open market at an average price of $47.94.
“Adjusted Working Capital” (calculated as accounts receivable, plus inventory, less accounts payable) increased from the prior year end by $64.3 million or 4.7% to $1,420.8 million, which reflected increases in receivables of $49.3 million and increases in inventory of $32.8 million, partially offset by an increase in payables of $17.8 million. Excluding the impact of acquisitions and foreign currency, working capital would have increased by $46.6 million or 3.4%. Average Annual Adjusted Working Capital as a percentage of revenue (a non-GAAP measure; calculated as the five quarter average balance of accounts receivable, plus inventory, less accounts payable divided by the trailing twelve months of revenue) was 19.0% at March 31, 2007 compared to 18.8% at December 31, 2006 and inventory turns remained constant at 6.5 when compared to December 31, 2006.
In addition to measuring its cash flow generation and usage based upon the operating, investing and financing classifications included in the Condensed Consolidated Statements of Cash Flows, the Company also measures free cash flow (a non-GAAP measure). Management believes that free cash flow is an important measure of operating performance because it provides both management and investors a measurement of cash generated from operations that is available to fund acquisitions, pay dividends, repay debt and repurchase Dover’s common stock. Dover’s free cash flow for the three months ended March 31, 2007 decreased $76.3 million compared to the prior year period. The decrease reflected higher benefit, compensation and tax payments and an increase in capital expenditures.
The following table is a reconciliation of free cash flow with cash flows from operating activities:

	Three Months Ended March 31,
Free Cash Flow (in thousands)	2007	2006
Cash flow provided by operating activities	$61,077	$129,705
Less: Capital expenditures	(44,392)	(36,721)

Free cash flow	$16,685	$92,984

Free cash flow as a percentage of revenue	0.9%	6.2%

The Company utilizes total debt and net debt-to-total-capitalization calculations to assess its overall financial leverage and capacity and believes the calculations are useful to investors for the same reason. The following table provides a reconciliation of total debt and net debt to total capitalization to the most directly comparable GAAP measures:

	At March 31,	At December 31,
Net Debt to Total Capitalization Ratio (in thousands)	2007	2006
Current maturities of long-term debt	$32,284	$32,267
Commercial paper and other short-term debt	436,377	258,282
Long-term debt	1,480,914	1,480,491

Total debt	1,949,575	1,771,040
Less: Cash and cash equivalents	444,354	373,616

Net debt	1,505,221	1,397,424

Add: Stockholders’ equity	3,859,838	3,811,022

Total capitalization	$5,365,059	$5,208,446

Net debt to total capitalization	28.1%	26.8%

The total debt level of $1,949.6 million at March 31, 2007 increased $178.5 million from December 31, 2006, due to increased commercial paper borrowings used to fund first quarter 2007 acquisitions. The net debt increase was due to the higher total debt level, partially offset by an increase in cash, in the first quarter of 2007 when compared to December 31, 2006.
Dover’s long-term notes with a book value of $1,480.9 million, of which $32.3 million matures in less than one year, had a fair value of approximately $1,500.5 million at March 31, 2007. The estimated fair value of the long-term notes is based on quoted market prices for similar issues.

13 of 23

There are presently two interest rate swap agreements outstanding for a total notional amount of $100.0 million, designated as fair value hedges on part of the Company’s $150.0 million 6.25% Notes due on June 1, 2008. One $50 million interest rate swap exchanges fixed-rate interest for variable-rate interest. The other $50 million swap is designated in foreign currency and exchanges fixed-rate interest for variable-rate interest, and also hedges a portion of the Company’s net investment in foreign operations. The swap agreements have reduced the effective interest rate on the notes to 5.97%. There is no hedge ineffectiveness, and the fair value of the interest rate swaps outstanding as of March 31, 2007 was determined through market quotation.
(2) RESULTS OF OPERATIONS:
CONSOLIDATED RESULTS OF OPERATIONS
Revenue for the first quarter of 2007 increased 18% to $1,780.2 million from the comparable 2006 period, driven principally by increases at Resources and Technologies. Overall, Dover’s organic revenue growth was 4%, acquisition growth was 12%, with the remainder due to the impact of foreign exchange. Gross profit increased 16.1% to $635.9 million from the prior year quarter while the gross profit margin decreased 60 basis points to 35.7%.
Selling and administrative expenses of $420.4 million for the first quarter of 2007 increased $84.9 million over the comparable 2006 period, primarily due to increased revenue activity. Selling and administrative expenses as a percentage of revenue increased to 23.6% from 22.2% in the comparable 2006 period.
Interest expense, net, for the first quarter of 2007 remained essentially the same as the prior year. Other expense (income), net, of $(.3) million and $2.8 million for the three months ended March 31, 2007 and 2006, respectively, primarily related to the effects of foreign exchange fluctuations on assets and liabilities denominated in currencies other than the company’s functional currency.
The effective tax rate for continuing operations for the three months ended March 31, 2007 was 28.4%, compared to the prior year rate of 30.2%. The rate for the first quarter of 2007 decreased from the comparable 2006 rate due to the extension of the U.S. Federal Research credit and a favorable mix of foreign earnings in low-taxed overseas jurisdictions.
Effective January 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 specifies the way public companies are to account for uncertainty in income tax reporting, and prescribes a methodology for recognizing, reversing, and measuring the tax benefits of a tax position taken, or expected to be taken, in a tax return. As a result of adopting the new standard, the Company recorded a $58.2 million increase to reserves as a “cumulative effect” decrease to opening retained earnings as of January 1, 2007, of which $53.4 million is included in continuing operations. Including this “cumulative effect” adjustment, the Company had unrecognized tax benefits (reserves) of $190.5 million at January 1, 2007, of which $35.4 million related to accrued interest and penalties. The portion of the unrecognized tax benefits included in continuing operations totaled $147.6 million, of which $28.0 million related to accrued interest and penalties. In 2007, the majority of these unrecognized tax benefits in continuing operations are classified as Other Deferrals in the condensed consolidated balance sheet and, if recognized, the entire amount, of $147.6 million would impact the Company’s effective tax rate.
Earnings from continuing operations for the quarter increased 5.8% to $138.8 million or $0.67 EPS compared to $131.3 million or $0.64 EPS in the prior year first quarter. The increase was primarily a result of improvements at Resources, Diversified, Industries and Electronics.
Loss from discontinued operations for the first quarter 2007 was $9.9 million or $0.05 EPS compared to earnings of $72.5 million or $0.35 EPS in the comparable 2006 quarter. The 2007 loss included a $1.6 million loss, net of tax, from the sales of two previously discontinued businesses, Kurz-Kasch in the Electronics segment and SWF in the Systems segment. The 2006 earnings include a gain on the sale of Tranter PHE, partially offset by an impairment and loss on sale related to other discontinued businesses.

14 of 23

SEGMENT RESULTS OF OPERATIONS
Diversified

	Three Months Ended March 31,
(in thousands)	2007	2006	% Change

Revenue	$215,004	$193,676	11%
Segment earnings	26,969	22,584	19%
Operating margin	12.5%	11.7%
Bookings	219,406	208,245	5%
Book-to-Bill	1.02	1.08
Backlog	358,118	317,750	13%
Diversified’s revenue and earnings increases over the prior year first quarter were primarily due to improvements in the Process Equipment group, partially offset by declines in the Industrial Equipment group. Operating margin increased 80 basis points over the prior year first quarter and 210 basis points sequentially.
The Process Equipment group experienced strength in the heat exchanger and energy markets which led to revenue and earnings increases of 38% and 54%, respectively, when compared to the prior year quarter. The strong leverage resulted from increased volume along with favorable pricing and improved productivity. Bookings and backlog increased 37% and 58%, respectively.
Industrial Equipment revenue and earnings decreased 2% and 12%, respectively, over the prior year quarter due to softness in the housing construction market and a decline in aerospace MRO revenue, as well as restructuring costs related to aerospace business. Sequentially, bookings increased 6% while, compared to the prior year period, bookings and backlog decreased 11% and 3%, respectively.
Electronics

	Three Months Ended March 31,
(in thousands)	2007	2006	% Change

Revenue	$222,418	$199,496	11%
Segment earnings	23,838	20,754	15%
Operating margin	10.7%	10.4%
Bookings	218,954	223,559	-2%
Book-to-Bill	0.98	1.12
Backlog	184,260	165,253	12%
Electronics’ increases in revenue and earnings over the prior year quarter reflect revenue improvements at all of the Components group businesses. The 11% increase in revenue was attributed to approximately 6% organic growth and 3% from acquisitions with the remainder from foreign exchange.
Components revenue increased 13% while the group’s earnings increased 22% compared to the prior year first quarter. The growth was led by demand for micro acoustic products as well as strength in military markets. Organic revenue growth was approximately 10% for the quarter, with the remainder primarily from the February 2007 acquisition of Pole/Zero by Microwave Products Group. Bookings increased slightly and backlog increased 18%.
Commercial equipment revenue increased 6% while earnings decreased 38% when compared to the prior year first quarter, primarily as a result of unfavorable product mix in both the ATM and chemical dispensing equipment business coupled with reduced gross margins and restructuring charges in the ATM business. Bookings decreased 10%, while backlog decreased 47%.

15 of 23

Industries

	Three Months Ended March 31,
(in thousands)	2007	2006	% Change

Revenue	$230,460	$218,743	5%
Segment earnings	30,837	27,328	13%
Operating margin	13.4%	12.5%
Bookings	296,526	219,424	35%
Book-to-Bill	1.29	1.00
Backlog	360,037	234,174	54%
Industries’ revenue and earnings increases over the prior year first quarter were a result of the continued strength in markets served by the Mobile Equipment group, partially offset by decreases at the Service Equipment group. Operating margin increased 90 basis points primarily due to positive leverage in the refuse and trailer markets.
Mobile Equipment revenue increased 10% over the prior year first quarter, due to strong oil field demand, increased military sales and improved recycling product sales. Earnings increased 22% driven by volume and improved leverage due to productivity gains. Bookings and backlog increased 56% and 66%, respectively.
Continued weakness in the North American automotive service industry impacted the Service Equipment group which had revenue and earnings decreases of 5% and 3%, respectively, compared to the prior year first quarter. Bookings and backlog decreased 3% and 2%, respectively.
Resources

	Three Months Ended March 31,
(in thousands)	2007	2006	% Change

Revenue	$551,980	$425,162	30%
Segment earnings	93,812	82,797	13%
Operating margin	17.0%	19.5%
Bookings	577,533	454,669	27%
Book-to-Bill	1.05	1.07
Backlog	262,845	196,379	34%
Resources achieved record revenue, earnings and bookings in the first quarter of 2007. The revenue and earnings increases were primarily driven by the Oil and Gas Equipment group and the August 2006 acquisition of Paladin. Comparable year over year operating margin was impacted by decreased demand in construction markets and integration efforts related to the Paladin acquisition. The segment had organic revenue growth of 9% during the quarter, with the remainder primarily from acquisitions.
Oil and Gas Equipment continued to lead the group’s core business growth with revenue and earnings increases of 20% and 15%, respectively, over the prior year first quarter. Domestic drilling activities continued at a strong pace; however, Canadian gas drilling and production levels have moderated. The group has added capacity in order to meet the high levels of demand. Bookings increased by 18% and backlog increased 50%.
Fluid Solutions revenue increased 9% while earnings increased slightly compared to the prior year first quarter. The group experienced strength in all markets that it serves. However, margins were impacted by transition costs related to a 2006 acquisition and product mix. Bookings increased 10% and backlog increased 33%.
Material Handling revenue and earnings increased 57% and 32%, respectively, when compared to the prior year first quarter. Substantially all of the revenue increase was due to the August 2006 acquisition of Paladin and growth in the heavy winch business. Earnings were negatively impacted by the construction market slowdown, acquisition integration costs and the opening of a new facility in Mexico. Bookings increased 48% while the backlog grew 29%.

16 of 23

Systems

	Three Months Ended March 31,
(in thousands)	2007	2006	% Change

Revenue	$205,584	$181,285	13%
Segment earnings	26,576	26,972	-1%
Operating margin	12.9%	14.9%
Bookings	235,079	231,036	2%
Book-to-Bill	1.14	1.27
Backlog	210,850	223,843	-6%
Systems’ increase in revenue over the prior year first quarter was due to improvements at both groups in the segment with earnings improvements in Packaging Equipment offset by declines at Food Equipment. Margin improved 110 basis points over the prior year fourth quarter.
Food Equipment revenue increased 8% over the prior year first quarter, as the supermarket equipment market continued its strong trend. However, earnings decreased 17% due to higher material and new product introduction costs and the timing of shipments. Bookings increased slightly with book-to-bill at 1.27 while backlog decreased 2%.
Packaging Equipment revenue increased 29% over the prior year first quarter due to increased beverage machinery equipment and package closure systems revenue. Earnings increased 40% and margins increased 180 basis points, with positive leverage primarily coming from the volume increase in beverage machinery equipment. Bookings increased 6%, while the backlog decreased 18%.
Technologies

	Three Months Ended March 31,
(in thousands)	2007	2006	% Change

Revenue	$358,538	$294,942	22%
Segment earnings	29,924	47,712	-37%
Operating margin	8.3%	16.2%
Bookings	361,759	339,124	7%
Book-to-Bill	1.01	1.15
Backlog	130,062	147,984	-12%
Technologies’ revenue increase over the prior year first quarter was primarily as a result of acquisitions, as the core companies in both groups experienced market softness. In addition, initial purchase accounting expenses related to the Markem acquisition in December 2006 contributed to the operating margin decline.
Automation and Measurement revenue and earnings decreased 16% and 44%, respectively, when compared to the prior year first quarter. The group was impacted by softness in the semi-conductor equipment market, relative to the unusually strong first quarter of 2006. Bookings and backlog decreased 33% and 40%, respectively.
Product Identification (“PI”) revenue increased 80% while earnings increased 37% over the prior year first quarter. The revenue increases were substantially a result of the December 2006 Markem and May 2006 O’Neil acquisitions. Excluding the acquisitions, earnings decreased due to additional costs related to a major software implementation project, as well as integration efforts and new product release costs related to the O’Neil acquisition. Bookings increased 76% and backlog increased 56% over the prior year first quarter.

17 of 23

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
Recent Accounting Standards
See Note 13 – Recent Accounting Standards
Special Notes Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q, particularly “Management’s Discussion and Analysis,” contains forward-looking statements within the meaning of the Securities Act of 1933, as amended, the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. Such statements relate to, among other things, income, earnings, cash flows, changes in operations, operating improvements, industries in which Dover Companies operate and the U.S. and global economies. Statements in this 10-Q that are not historical are hereby identified as “forward-looking statements” and may be indicated by words or phrases such as “anticipates,” “supports,” “plans,” “projects,” “expects,” “believes,” “should,” “would,” “could,” “hope,” “forecast,” “management is of the opinion,” use of the future tense and similar words or phrases. Forward-looking statements are subject to inherent uncertainties and risks, including among others: increasing price and product/service competition by foreign and domestic competitors including new entrants; the impact of technological developments and changes on Dover companies, particularly companies in the Electronics and Technologies segments; the ability to continue to introduce competitive new products and services on a timely, cost-effective basis; changes in the cost or availability of energy or raw materials, changes in customer demand; the extent to which Dover companies are successful in expanding into new geographic markets, particularly outside of North America; the relative mix of products and services which impacts margins and operating efficiencies; short-term capacity restraints; the achievement of lower costs and expenses; domestic and foreign governmental and public policy changes including environmental regulations and tax policies (including domestic and foreign export subsidy programs, R&E credits and other similar programs); unforeseen developments in contingencies such as litigation; protection and validity of patent and other intellectual property rights; the success of the Company’s acquisition program; the cyclical nature of some of Dover’s companies; the impact of natural disasters, such as hurricanes, and their effect on global energy markets; and continued events in the Middle East and possible future terrorist threats and their effect on the worldwide economy. In addition, such statements could be affected by general industry and market conditions and growth rates, and general domestic and international economic conditions including interest rate and currency exchange rate fluctuations. In light of these risks and uncertainties, actual events and results may vary significantly from those included in or contemplated or implied by such statements. Readers are cautioned not to place undue reliance on such forward-looking statements. These forward-looking statements speak only as of the date made. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.
The Company may, from time to time, post financial or other information on its Internet website, www.dovercorporation.com. The Internet address is for informational purposes only and is not intended for use as a hyperlink. The Company is not incorporating any material on its website into this report.

18 of 23

Non-GAAP Information
In an effort to provide investors with additional information regarding the Company’s results as determined by generally accepted accounting principles (GAAP), the Company also discloses non-GAAP information which management believes provides useful information to investors. Free cash flow, net debt, total capitalization, adjusted working capital, average annual adjusted working capital, revenues excluding the impact of changes in foreign currency exchange rates and organic revenue growth are not financial measures under GAAP and should not be considered as a substitute for cash flows from operating activities, debt or equity, revenue and working capital as determined in accordance with GAAP, and they may not be comparable to similarly titled measures reported by other companies. Management believes the (1) net debt to total capitalization ratio and (2) free cash flow are important measures of operating performance and liquidity. Net debt to total capitalization is helpful in evaluating the Company’s capital structure and the amount of leverage it employs. Free cash flow provides both management and investors a measurement of cash generated from operations that is available to fund acquisitions, pay dividends, repay debt and repurchase the Company’s common stock. Reconciliations of free cash flow, total debt and net debt can be found in Part (1) of Item 2-Management’s Discussion and Analysis. Management believes that reporting adjusted working capital (also sometimes called “working capital”), which is calculated as accounts receivable, plus inventory, less accounts payable, provides a meaningful measure of the Company’s operational results by showing the changes caused solely by revenue. Management believes that reporting adjusted working capital and revenues at constant currency, which excludes the positive or negative impact of fluctuations in foreign currency exchange rates, provides a meaningful measure of the Company’s operational changes, given the global nature of Dover’s businesses. Management believes that reporting organic revenue growth, which excludes the impact of foreign currency exchange rates and the impact of acquisitions, provides a useful comparison of the Company’s revenue performance and trends between periods.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There has been no significant change in the Company’s exposure to market risk during the first three months of 2007. For a discussion of the Company’s exposure to market risk, refer to Item 7A, Quantitative and Qualitative Disclosures about Market Risk, contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.
Item 4. Controls and Procedures
At the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective as of March 31, 2007.
During the first quarter of 2007, there were no changes in the Company’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. In making its assessment of changes in internal control over financial reporting as of March 31, 2007, management has excluded those companies acquired in purchase business combinations during the twelve months ended March 31, 2007. The Company is currently assessing the control environments of these acquisitions. These companies are wholly-owned by the Company and their total revenue for the three month period ended March 31, 2007 represents approximately 10% of the Company’s consolidated revenue for the same period. Their assets represent approximately 19% of the Company’s consolidated assets at March 31, 2007.

19 of 23

PART II – OTHER INFORMATION
Item 1. Legal Proceedings
See Part I, Notes to Condensed Consolidated Financial Statements, Note 9.
Item 1A. Risk Factors
There have been no material changes with respect to risk factors as previously disclosed in Dover’s Annual Report on Form 10-K for its fiscal year ended December 31, 2006.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a) Not applicable.
(b) Not applicable.
(c) The table below presents shares of the Company’s stock which were acquired by the Company during the quarter:

				Maximum Number (or
			Total Number of	Approximate Dollar
	Total		Shares Purchased as	Value) of Shares that
	Number of		Part of Publicly	May Yet Be Purchased
	Shares	Average Price	Announced Plans or	under the Plans or
Period	Purchased	Paid per Share	Programs	Programs
January 1 to January 31, 2007	10,475 (1)	$48.20	Not applicable	Not applicable
February 1 to February 28, 2007	281,626 (2)	48.23	Not applicable	Not applicable
March 1 to March 31, 2007	250,000 (3)	47.93	Not applicable	Not applicable

For the First Quarter 2007	542,101	48.09	Not applicable	Not applicable

(1)	All of these shares were acquired by the Company from the holders of its employee stock options when they tendered shares as full or partial payment of the exercise price of such options. These shares are applied against the exercise price at the market price on the date of exercise.

(2)	31,626 of these shares were acquired by the Company from the holders of its employee stock options as described in note (1) above. The remainder of the shares were purchased in open-market transactions.

(3)	These shares were purchased in open-market transactions.
Item 3. Defaults Upon Senior Securities
Not applicable.

20 of 23

Item 4. Submission of Matters to a Vote of Security Holders
There were no matters submitted to a vote of security holders during the quarter ended March 31, 2007. At the Annual Meeting of Stockholders of Dover Corporation held on April 17, 2007, the following matters set forth in the Company’s Proxy statement dated March 6, 2007, which was filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, were voted upon with the results indicated below.
1. The nominees listed below were elected directors for a one-year term ending at the 2008 Annual Meeting with the respective votes set forth opposite their names:

Name	For	Withheld
David H. Benson	170,174,207	6,217,266
Robert W. Cremin	173,622,711	2,768,762
Jean-Pierre M. Ergas	170,146,750	6,244,723
Kristiane C. Graham	173,685,036	2,706,437
Ronald L. Hoffman	170,502,573	5,888,900
James L. Koley	170,024,326	6,367,147
Richard K. Lochridge	173,372,598	3,018,875
Thomas L. Reece	170,153,370	6,238,103
Bernard G. Rethore	169,787,207	6,604,266
Michael B. Stubbs	157,465,018	18,926,455
Mary A. Winston	170,158,261	6,233,212
2. A shareholder proposal regarding a sustainability report:

	Votes	% of Outstanding Shares	% of Votes Cast
FOR	46,750,517	22.83	26.50
AGAINST	88,526,035	43.23	50.19
ABSTAIN	21,816,774	10.65	12.37
BROKER NON-VOTE	19,298,148	9.42	10.94
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

DOVER CORPORATION

Date: April 25, 2007	/s/ Robert G. Kuhbach Robert G. Kuhbach, Vice President, Finance & Chief Financial Officer (Principal Financial Officer)

Date: April 25, 2007	/s/ Raymond T. McKay, Jr.

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