Form 10-Q
period 2007-06-30
DOVER CORP
filed 2007-07-25
CIK 29905

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT
PURSUANT TO SECTION 13 or 15(d) OF
THE SECURTIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
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
Yes ☐ No ☑
The number of shares outstanding of the Registrant’s common stock as of July 20, 2007 was 204,576,291.

Dover Corporation
Form 10-Q

PART I – FINANCIAL INFORMATION

Page	Item

Item 1. Financial Statements (unaudited)

1	Condensed Consolidated Statements of Operations
(For the three and six months ended June 30, 2007 and 2006)

2	Condensed Consolidated Balance Sheets
(At June 30, 2007 and December 31, 2006)

2	Condensed Consolidated Statement of Stockholders’ Equity
(For the six months ended June 30, 2007)

3	Condensed Consolidated Statements of Cash Flows
(For the six months ended June 30, 2007 and 2006)

4	Notes to Condensed Consolidated Financial Statements

13	Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

22	Item 3. Quantitative and Qualitative Disclosures About Market Risk

22	Item 4. Controls and Procedures
EX-31.1: CERTIFICATE
EX-31.2: CERTIFICATE
EX-32: CERTIFICATE
PART II – OTHER INFORMATION

Page	Item
23	Item 1. Legal Proceedings
23	Item 1A. Risk Factors
23	Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
23	Item 3. Defaults Upon Senior Securities
24	Item 4. Submission of Matters to a Vote of Security Holders
24	Item 5. Other Information
24	Item 6. Exhibits
25	Signatures
26	Exhibit Index

(All other schedules are not required and have been omitted)

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
DOVER CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited) (in thousands, except per share figures)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenue	$1,858,965	$1,660,341	$3,639,152	$3,170,554
Cost of goods and services	1,191,792	1,045,397	2,336,068	2,007,701

Gross profit	667,173	614,944	1,303,084	1,162,853
Selling and administrative expenses	404,765	366,126	825,196	701,626

Operating earnings	262,408	248,818	477,888	461,227

Interest expense, net	22,444	19,247	44,284	40,732
Other expense (income), net	147	4,113	(137)	6,935

Total interest/other expense, net	22,591	23,360	44,147	47,667

Earnings before provision for income taxes and discontinued operations	239,817	225,458	433,741	413,560
Provision for income taxes	64,690	66,699	119,770	123,510

Earnings from continuing operations	175,127	158,759	313,971	290,050

Loss from discontinued operations, net	(2,933)	(86,848)	(12,846)	(14,313)

Net earnings	$172,194	$71,911	$301,125	$275,737

Basic earnings (loss) per common share:
Earnings from continuing operations	$0.86	$0.78	$1.54	$1.42
Loss from discontinued operations, net	(0.01)	(0.43)	(0.06)	(0.07)
Net earnings	0.84	0.35	1.47	1.35

Weighted average shares outstanding	204,431	203,897	204,446	203,602

Diluted earnings (loss) per common share:
Earnings from continuing operations	$0.85	$0.77	$1.52	$1.41
Loss from discontinued operations, net	(0.01)	(0.42)	(0.06)	(0.07)
Net earnings	0.84	0.35	1.46	1.34

Weighted average shares outstanding	206,145	205,615	206,155	205,234

Dividends paid per common share	$0.185	$0.170	$0.370	$0.340

The following table is a reconciliation of the share amounts used in computing earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Weighted average shares outstanding - Basic	204,431	203,897	204,446	203,602
Dilutive effect of assumed exercise of employee stock options	1,714	1,718	1,709	1,632

Weighted average shares outstanding - Diluted	206,145	205,615	206,155	205,234

Anti-dilutive shares excluded from diluted EPS computation	3,403	1,875	3,403	6,141
See Notes to Condensed Consolidated Financial Statements

1 of 26

DOVER CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited) (in thousands)

	At June 30,	At December 31,
	2007	2006
Current assets:
Cash and equivalents	$409,863	$373,616
Receivables, net of allowances of $29,549 and $28,632	1,119,522	1,056,828
Inventories, net	740,728	709,647
Prepaid and other current assets	85,407	65,646
Deferred tax asset	76,993	65,769

Total current assets	2,432,513	2,271,506

Property, plant and equipment, net	887,849	856,799
Goodwill	3,277,806	3,201,983
Intangible assets, net	1,043,521	1,065,382
Other assets and deferred charges	133,018	123,045
Assets of discontinued operations	33,110	107,943

Total assets	$7,807,817	$7,626,658

Current liabilities:
Notes payable and current maturities of long-term debt	$290,789	$290,549
Accounts payable	436,837	410,001
Accrued compensation and employee benefits	242,465	280,580
Accrued insurance	122,842	122,488
Other accrued expenses	184,351	183,642
Federal and other taxes on income	85,244	146,720

Total current liabilities	1,362,528	1,433,980

Long-term debt	1,465,674	1,480,491
Deferred income taxes	357,023	364,034
Other deferrals	535,227	405,845
Liabilities of discontinued operations	89,766	131,286
Commitments and contingent liabilities
Stockholders’ Equity:
Total stockholders’ equity	3,997,599	3,811,022

Total liabilities and stockholders’ equity	$7,807,817	$7,626,658

DOVER CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (unaudited) (in thousands)

			Accumulated
	Common	Additional	Other			Total
	Stock	Paid-In	Comprehensive	Retained	Treasury	Stockholders’
	$1 Par Value	Capital	Earnings	Earnings	Stock	Equity
Balance at December 31, 2006	$242,293	$241,455	$48,852	$4,421,927	$(1,143,505)	$3,811,022
FIN 48 Adjustment (See Note 2)	—	—	—	(58,157)	—	(58,157)
Net earnings	—	—	—	301,125	—	301,125
Dividends paid	—	—	—	(75,753)	—	(75,753)
Common stock issued for options exercised	1,311	44,112	—	—	—	45,423
Stock-based compensation expense	—	14,596	—	—	—	14,596
Tax benefit from exercises of stock options	—	5,550	—	—	—	5,550
Common stock acquired	—	—	—	—	(76,772)	(76,772)
Translation of foreign financial statements	—	—	25,479	—	—	25,479
SFAS No. 158 amortization, net of tax	—	—	6,388	—	—	6,388
Other, net of tax	—	—	(1,302)	—	—	(1,302)

Balance at June 30, 2007	$243,604	$305,713	$79,417	$4,589,142	$(1,220,277)	$3,997,599

Preferred Stock, $100 par value per share. 100,000 shares authorized; none issued.
See Notes to Condensed Consolidated Financial Statements

2 of 26

DOVER CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited) (in thousands)

	Six Months Ended June 30,
	2007	2006
Operating Activities of Continuing Operations

Net earnings	$301,125	$275,737

Adjustments to reconcile net earnings to net cash from operating activities:
Loss (earnings) from discontinued operations	12,846	14,313
Depreciation and amortization	121,499	94,526
Stock-based compensation	14,685	13,931
Changes in current assets and liabilities (excluding effects of acquisitions, dispositions and foreign exchange):
Increase in accounts receivable	(46,172)	(112,433)
Increase in inventories	(13,415)	(39,654)
Increase in prepaid expenses and other assets	(17,927)	(6,621)
Increase in accounts payable	18,675	35,082
Decrease in accrued expenses	(48,580)	(11,355)
Increase in accrued and deferred taxes	4,985	10,745
Other non-current, net	(17,524)	23,991

Net cash provided by operating activities of continuing operations	330,197	298,262

Proceeds from the sale of property and equipment	15,573	6,660
Additions to property, plant and equipment	(95,133)	(86,592)
Proceeds from sales of discontinued businesses	30,437	153,429
Acquisitions (net of cash and cash equivalents acquired)	(117,976)	(104,598)

Net cash used in investing activities of continuing operations	(167,099)	(31,101)

Financing Activities of Continuing Operations
Decrease in debt, net	(15,912)	(157,596)
Purchase of treasury stock	(76,772)	(43,175)
Proceeds from exercise of stock options, including tax benefits	50,973	61,240
Dividends to stockholders	(75,753)	(69,264)

Net cash used in financing activities of continuing operations	(117,464)	(208,795)

Cash Flows From Discontinued Operations
Net cash provided by (used in) operating activities of discontinued operations	(14,259)	23,611
Net cash used in investing activities of discontinued operations	(422)	(5,154)

Net cash provided by (used in) discontinued operations	(14,681)	18,457

Effect of exchange rate changes on cash	5,294	9,133

Net increase in cash and cash equivalents	36,247	85,956
Cash and cash equivalents at beginning of period	373,616	185,832

Cash and cash equivalents at end of period	$409,863	$271,788

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
2. New Accounting Pronouncement
Effective January 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 specifies the way companies are to account for uncertainty in income tax reporting, and prescribes a methodology for recognizing, reversing, and measuring the tax benefits of a tax position taken, or expected to be taken, in a tax return. As a result of adopting the new standard, the Company recorded a $58.2 million increase to reserves as a “cumulative effect” decrease to opening retained earnings as of January 1, 2007, of which $53.4 million is included in continuing operations. Including this “cumulative effect” adjustment, the Company had unrecognized tax benefits (reserves) of $190.5 million at January 1, 2007, of which $35.4 million related to accrued interest and penalties. The portion of the unrecognized tax benefits included in continuing operations totaled $147.6 million, of which $28.0 million related to accrued interest and penalties. At January 1, 2007, the majority of these unrecognized tax benefits in continuing operations were classified as Other Deferrals in the condensed consolidated balance sheet and, if recognized, the entire amount of $147.6 million would impact the Company’s effective tax rate. The Company accrues interest and penalties related to its uncertain tax positions for continuing operations as a component of provision for income taxes.
At December 31, 2006, the continuing unrecognized tax benefit of $94.2 million was included in Federal and Other Taxes on Income in the condensed consolidated balance sheet.
During the second quarter of 2007, the Company reduced its unrecognized tax benefits through Net Earnings by $13.6 million, $7.1 million in continuing operations, as a result of settling certain tax positions.
Dover files Federal income tax returns, as well as multiple state, local and foreign jurisdiction tax returns. The Company is no longer subject to examinations of its federal income tax returns by the Internal Revenue Service (“IRS”) for years through 2002. The IRS is currently examining years 2003 and 2004. All significant state and local, and foreign matters have been concluded for years through 1994 and 1999, respectively. With the exception of matters in litigation, for which an estimate cannot be made due to uncertainties, the Company does not believe it is reasonably possible that its unrecognized tax benefits will significantly change within the next twelve months.

4 of 26

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
3. Acquisitions
The 2007 acquisitions are wholly-owned and had an aggregate cost of $118.0 million, net of cash acquired, at the date of acquisition. The following table details acquisitions made during 2007:

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
The following table summarizes the estimated fair values of the assets and liabilities that were assumed as of the dates of the 2007 acquisitions and the amounts assigned to goodwill and intangible asset classifications:

(in thousands)	At June 30, 2007

Current assets, net of cash acquired	$15,113
PP&E	2,045
Goodwill	65,853
Intangibles	44,039

Total assets acquired	127,050

Total liabilities assumed	(9,074)

Net assets acquired	$117,976

The following unaudited pro forma information illustrates the effect on Dover’s revenue and net earnings for the three and six month periods ended June 30, 2007 and 2006, assuming that the 2007 and 2006 acquisitions had all taken place on January 1, 2006:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share figures)	2007	2006	2007	2006
Revenue from continuing operations:
As reported	$1,858,965	$1,660,341	$3,639,152	$3,170,554
Pro forma	1,858,965	1,838,988	3,646,622	3,533,885
Net earnings from continuing operations:
As reported	$175,127	$158,759	$313,971	$290,050
Pro forma	175,127	165,817	314,818	301,313
Basic earnings per share from continuing operations:
As reported	$0.86	$0.78	$1.54	$1.42
Pro forma	0.86	0.81	1.54	1.48
Diluted earnings per share from continuing operations:
As reported	$0.85	$0.77	$1.52	$1.41
Pro forma	0.85	0.81	1.53	1.47
These pro forma results of operations have been prepared for comparative purposes only and include certain adjustments to actual financial results for the relevant periods, such as imputed financing costs, and estimated additional amortization and depreciation expense as a result of intangibles and fixed assets acquired. They do not

5 of 26

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
purport to be indicative of the results of operations which actually would have resulted had the acquisitions occurred on the date indicated, or which may result in the future.
In connection with certain 2006 acquisitions, the Company recorded $14.7 million of severance and facility closing costs at the date of acquisition in accordance with Emerging Issues Task Force Issue No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination.” Through the end of the second quarter of 2007, the reserve was reduced by $2.9 million.
4. Inventory
The following table displays the components of inventory:

	At June 30,	At December 31,
(in thousands)	2007	2006

Raw materials	$346,970	$330,016
Work in progress	184,916	173,194
Finished goods	258,672	254,684
Subtotal	790,558	757,894
Less LIFO reserve	49,830	48,247

Total	$740,728	$709,647

5. Property, Plant and Equipment
The following table displays the components of property, plant and equipment:

	At June 30,	At December 31,
(in thousands)	2007	2006

Land	$52,074	$52,227
Buildings and improvements	515,948	503,464
Machinery, equipment and other	1,723,451	1,641,151

	2,291,473	2,196,842
Accumulated depreciation	(1,403,624)	(1,340,043)

Total	$887,849	$856,799

6. Goodwill and Other Intangible Assets
The following table provides the changes in carrying value of goodwill by market segment through the six months ended June 30, 2007 (see Note 3 for discussion of purchase price allocations):

			Other
			adjustments
		Goodwill from	including
	At December 31,	2007	currency
(in thousands)	2006	acquisitions	translations	At June 30, 2007

Diversified	$261,821	$—	$289	$262,110
Electronics	749,157	61,526	(1,529)	809,154
Industries	234,683	—	(1,589)	233,094
Resources	788,988	4,327	2,393	795,708
Systems	108,877	—	401	109,278
Technologies	1,058,457	—	10,005	1,068,462

Total	$3,201,983	$65,853	$9,970	$3,277,806

6 of 26

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The following table provides the gross carrying value and accumulated amortization for each major class of intangible asset:

	At June 30, 2007			At December 31, 2006
	Gross Carrying	Accumulated	Average	Gross Carrying	Accumulated
(in thousands)	Amount	Amortization	Life	Amount	Amortization

Amortized Intangible Assets:
Trademarks	$31,026	$12,832	29	$29,865	$11,848
Patents	129,151	69,021	13	116,128	64,833
Customer Intangibles	648,052	111,015	9	648,283	80,794
Unpatented Technologies	147,134	47,452	9	135,449	40,196
Non-Compete Agreements	6,864	5,395	5	6,746	5,021
Drawings & Manuals	15,843	5,159	5	15,765	4,479
Distributor Relationships	72,387	11,247	20	72,374	9,235
Other	19,829	8,769	14	29,217	8,038

Total	1,070,286	270,890	11	1,053,827	224,444

Unamortized Intangible Assets:
Trademarks	244,125			235,999

Total Intangible Assets	$1,314,411	$270,890		$1,289,826	$224,444

7. Discontinued Operations
2007
During the second quarter of 2007, the Company completed the sale of a previously discontinued business in the Resources segment and recorded other adjustments for businesses still held for sale, resulting in a net loss of approximately $5.0 million ($8.3 million after-tax).
During the first quarter of 2007, the Company completed the sales of Kurz Kasch, discontinued in 2006 from the Electronics segment, and SWF, discontinued in 2005 from the Systems segment and recorded other adjustments for businesses still held for sale and to reserves related to completed sales, resulting in a net loss of approximately $9.6 million ($7.5 million after-tax).
2006
During the second quarter of 2006, the Company discontinued five businesses in the Technologies segment, one business in the Industries segment and one business in the Electronics segment. As a result, the Company recorded write-down and other adjustments totaling $101.2 million ($84.9 million after-tax) of the carrying value of these businesses to their estimated fair market value.
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

7 of 26

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
     Summarized results of the Company’s discontinued operations are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2007	2006	2007	2006

Revenue	$12,977	$199,949	$38,941	$419,973

Loss on sale, net of taxes (1)	$(8,335)	$(84,911)	$(15,833)	$(15,962)

Earnings (loss) from operations before taxes	(1,166)	(711)	(3,969)	4,670
Benefit (provision) for income taxes related to operations	6,568	(1,226)	6,956	(3,021)

Earnings (loss) from discontinued operations, net of tax	$(2,933)	$(86,848)	$(12,846)	$(14,313)

(1)	Includes impairments
At June 30, 2007, the assets and liabilities of discontinued operations primarily relate to the three businesses discontinued in 2006 in the Diversified segment which have not been sold. Additional detail related to the assets and liabilities of the Company’s discontinued operations is as follows:

	At June 30,	At December 31,
(in thousands)	2007	2006

Assets of Discontinued Operations
Current assets	$17,641	$69,769
Non-current assets	15,469	38,174

	$33,110	$107,943

Liabilities of Discontinued Operations
Current liabilities	$70,524	$107,239
Long-term liabilities	19,242	24,047

	$89,766	$131,286

In addition to the assets and liabilities of the entities currently held for sale in discontinued operations, the assets and liabilities of discontinued operations include residual amounts related to businesses previously sold. These residual amounts include property, plant and equipment, deferred tax assets, short and long-term reserves, and contingencies.
8. Debt
Dover’s long-term debt with a book value of $1,497.8 million, of which $32.1 million matures in the current year, had a fair value of approximately $1,447.1 million at June 30, 2007. The estimated fair value of the long-term notes is based on quoted market prices for similar issues.
There are presently two interest rate swap agreements outstanding for a total notional amount of $100.0 million, designated as fair value hedges on part of the Company’s $150.0 million 6.25% Notes due on June 1, 2008. One $50.0 million interest rate swap exchanges fixed-rate interest for variable-rate interest. The other $50.0 million swap is designated in foreign currency and exchanges fixed-rate interest for variable-rate interest, and also hedges a portion of the Company’s net investment in foreign operations. The swap agreements have reduced the effective interest rate on the notes to 6.05%. There is no hedge ineffectiveness. The fair value of the interest rate swaps outstanding as of June 30, 2007 was determined through market quotation.
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
Estimated warranty program claims are provided for at the time of sale. Amounts provided for are based on historical costs and adjusted new claims. The changes in the carrying amount of product warranties through June 30, 2007 and 2006 are as follows:

(in thousands)	2007	2006
Beginning Balance January 1	$48,976	$37,749
Provision for warranties	18,342	16,582
Increase from acquisitions	143	260
Settlements made	(15,881)	(13,111)
Other adjustments	210	745

Ending Balance June 30	$51,790	$42,225

9 of 26

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
10. Employee Benefit Plans
The following table sets forth the components of net periodic expense.

	Retirement Plan Benefits		Post Retirement Benefits
	Three Months Ended June 30,		Three Months Ended June 30,
(in thousands)	2007	2006	2007	2006
Expected return on plan assets	$(7,807)	$(7,900)	$—	$—
Benefits earned during period	5,810	5,599	93	61
Interest accrued on benefit obligation	8,673	8,318	283	227
Amortization:
Prior service cost (gain) loss	2,128	1,972	(43)	(43)
Recognized actuarial loss	2,717	2,604	18	15
Transition obligation	(39)	(274)	—	—

Net periodic expense	$11,482	$10,319	$351	$260

	Retirement Plan Benefits		Post Retirement Benefits
	Six Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2007	2006	2007	2006
Expected return on plan assets	$(15,614)	$(15,800)	$—	$—
Benefits earned during period	11,620	11,198	180	144
Interest accrued on benefit obligation	17,346	16,636	558	502
Amortization (A):
Prior service cost	4,256	3,944	(86)	(113)
Recognized actuarial (gain) loss	5,434	5,208	(38)	38
Transition obligation	(78)	(548)	—	—
Settlement gain (Tranter PHE sale) (B)	—	—	—	(4,699)

Net periodic expense (benefit)	$22,964	$20,638	$614	$(4,128)

(A)	Current year amortization amounts are recorded as increases (decreases) to Accumulated Other Comprehensive Income, totaling $6.4 million, net of tax for the six months ended June 30, 2007.

(B)	Included in earnings from discontinued operations.
11. Comprehensive Earnings
Comprehensive earnings were as follows:

	Three months Ended June 30,		Six Months Ended June 30,
(in thousands)	2007	2006	2007	2006
Net Earnings	$172,194	$71,911	$301,125	$275,737

Foreign currency translation adjustment	18,159	52,384	25,479	62,491
Unrealized holding losses, net of tax	(1,813)	(113)	(1,208)	(258)
Derivative cash flow hedges	(47)	75	(94)	100
SFAS No. 158 amortization, net of tax	3,194	—	6,388	—

Comprehensive Earnings	$191,687	$124,257	$331,690	$338,070

10 of 26

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
12. Segment Information
Dover has six reportable segments which are based on the management reporting structure used to evaluate performance. Segment financial information and a reconciliation of segment results to consolidated results follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2007	2006	2007	2006
REVENUE
Diversified	$218,945	$202,358	$433,949	$396,035
Electronics	234,724	222,751	457,142	422,246
Industries	239,595	226,072	470,056	444,814
Resources	561,946	435,341	1,113,925	860,503
Systems	220,997	234,124	426,580	415,409
Technologies	386,642	343,367	745,180	638,308
Intramarket eliminations	(3,884)	(3,672)	(7,680)	(6,761)

Total consolidated revenue	$1,858,965	$1,660,341	$3,639,152	$3,170,554

EARNINGS FROM CONTINUING OPERATIONS
Segment Earnings:
Diversified	$28,739	$23,384	$55,707	$45,968
Electronics	27,792	29,862	51,630	50,616
Industries	38,428	30,208	69,265	57,536
Resources	97,137	80,919	190,949	163,716
Systems	34,129	38,341	60,705	65,313
Technologies	53,119	60,684	83,043	108,396

Total segments	279,344	263,398	511,299	491,545
Corporate expense / other	(17,083)	(18,693)	(33,274)	(37,253)
Net interest expense	(22,444)	(19,247)	(44,284)	(40,732)

Earnings before provision for income taxes and discontinued operations	239,817	225,458	433,741	413,560
Provision for income taxes	64,690	66,699	119,770	123,510

Earnings from continuing operations — total consolidated	$175,127	$158,759	$313,971	$290,050

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

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
14. Equity and Performance Incentive Program
In the first quarter of 2007 and 2006, the Company issued stock-settled stock appreciation rights (“SSARs”) totaling 1,736,383 and 1,886,989, respectively. For the quarters ended June 30, 2007 and 2006, after-tax stock-based compensation expense totaled $4.3 million and $4.4 million, respectively. For the six months ended June 30, 2007 and 2006, after-tax stock-based compensation expense totaled $9.5 million and $9.1 million, respectively. The fair value of each grant was estimated on the dates of grant using the Black-Scholes option-pricing model with the following assumptions:

	2007 Grant	2006 Grant
	SSARs	Options
Risk-free interest rate	4.84%	4.63%
Dividend yield	1.43%	1.52%
Expected life (years)	6.5	8
Volatility	28.25%	30.73%
Option grant price	$50.60	$46.00
Fair value of options granted	$16.65	$17.01

12 of 26

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Refer to the section below entitled “Special Notes Regarding Forward-Looking Statements” for a discussion of factors that could cause actual results to differ from the forward-looking statements contained below and throughout this quarterly report.
OVERVIEW
Dover Corporation (“Dover” or the “Company”) is a diversified multinational manufacturing corporation comprised of operating companies that manufacture a broad range of specialized industrial products and components, as well as sophisticated manufacturing equipment, and seek to expand their range of related services, consumables and wear parts sales. Dover’s operating companies are based primarily in the United States of America, Europe and the Far East with manufacturing and other operations throughout the world. Dover reports its operating companies’ results in six reportable segments and discusses its operations in 13 groups.
(1) FINANCIAL CONDITION:
Management assesses Dover’s liquidity in terms of its ability to generate cash and access to capital markets to fund its operating, investing and financing activities. Significant factors affecting liquidity are: cash flows generated from operating activities, capital expenditures, acquisitions, dispositions, dividends, stock repurchases, adequacy of commercial paper and available bank lines of credit, and the ability to attract long-term capital with satisfactory terms. The Company generates substantial cash from operations and remains in a strong financial position, maintaining enough liquidity for reinvestment in existing businesses and strategic acquisitions while managing its capital structure on a short and long-term basis.
Cash and cash equivalents of $409.9 million at June 30, 2007 increased from the December 31, 2006 balance of $373.6 million. Cash and cash equivalents were primarily invested in highly liquid investment grade money market instruments with a maturity of 90 days or less.
The following table is derived from the Condensed Consolidated Statements of Cash Flows:

	Six Months Ended June 30,
Cash Flows from Continuing Operations (in thousands)	2007	2006
Net Cash Flows Provided By (Used In):
Operating activities	$330,197	$298,262
Investing activities	(167,099)	(31,101)
Financing activities	(117,464)	(208,795)
Cash flows provided by operating activities for the first six months of 2007 increased $31.9 million over the prior year period, primarily reflecting higher earnings from the Company’s operations.
The cash used in investing activities in the first six months of 2007 was $167.1 million compared to $31.1 million in the prior year period, largely reflecting higher proceeds received from sales of discontinued businesses in the 2006 period. Capital expenditures in the six months of 2007 increased to $95.1 million as compared to $86.6 million in the prior year period primarily due to investments in plant expansions, plant machinery and information technology systems to support revenue growth and market demand. Acquisition spending was $118.0 million during the first six months of 2007 compared to $104.6 million in the prior year period. Proceeds from the sales of discontinued businesses in the first six months of 2007 were $30.4 million compared to $153.4 million in the 2006 period. The Company currently anticipates that any additional acquisitions made during 2007 will be funded from available cash and internally generated funds and, if necessary, through the issuance of commercial paper, use of established lines of credit or public debt markets.
Cash used in financing activities for the first six months of 2007 totaled $117.5 million as compared to cash used of $208.8 million during the comparable period last year, as reduced debt repayments in 2007 was partially offset by increased stock repurchase activity. In 2007, the Company purchased 1,500,000 shares of the Company’s

13 of 26

common stock in the open market at an average market price of $49.47, of which 1,000,000 shares were purchased in the second quarter at an average price of $50.23.
“Adjusted Working Capital” (calculated as accounts receivable, plus inventory, less accounts payable) increased from the prior year end by $66.9 million or 4.9% to $1,423.4 million, which reflected increases in receivables of $62.7 million and increases in inventory of $31.1 million, partially offset by an increase in payables of $26.8 million. Excluding the impact of acquisitions and foreign currency, working capital would have increased by $40.9 million or 3.0%. Average Annual Adjusted Working Capital as a percentage of revenue (a non-GAAP measure; calculated as the five quarter average balance of accounts receivable, plus inventory, less accounts payable divided by the trailing twelve months of revenue) was 19.3% at June 30, 2007 compared to 18.9% at December 31, 2006 and inventory turns were 6.4 at June 30, 2007 compared to 6.5 at December 31, 2006 and 6.3 at June 30, 2006.
In addition to measuring its cash flow generation and usage based upon the operating, investing and financing classifications included in the Condensed Consolidated Statements of Cash Flows, the Company also measures free cash flow (a non-GAAP measure). Management believes that free cash flow is an important measure of operating performance because it provides both management and investors a measurement of cash generated from operations that is available to fund acquisitions, pay dividends, repay debt and repurchase Dover’s common stock. Dover’s free cash flow for the six months ended June 30, 2007 increased $23.4 million compared to the prior year period. The increase reflected higher earnings from the Company’s operations, partially offset by an increase in capital expenditures.
The following table is a reconciliation of free cash flow with cash flows from operating activities:

	Six Months Ended June 30,
Free Cash Flow (in thousands)	2007	2006
Cash flow provided by operating activities	$330,197	$298,262
Less: Capital expenditures	(95,133)	(86,592)

Free cash flow	$235,064	$211,670

Free cash flow as a percentage of revenue	6.5%	6.7%

The Company utilizes total debt and net debt-to-total-capitalization calculations to assess its overall financial leverage and capacity and believes the calculations are useful to investors for the same reason. The following table provides a reconciliation of total debt and net debt to total capitalization to the most directly comparable GAAP measures:

	At June 30,	At December 31,
Net Debt to Total Capitalization Ratio (in thousands)	2007	2006
Current maturities of long-term debt	$32,122	$32,267
Commercial paper and other short-term debt	258,667	258,282
Long-term debt	1,465,674	1,480,491

Total debt	1,756,463	1,771,040
Less: Cash and cash equivalents	409,863	373,616

Net debt	1,346,600	1,397,424

Add: Stockholders’ equity	3,997,599	3,811,022

Total capitalization	$5,344,199	$5,208,446

Net debt to total capitalization	25.2%	26.8%

Total debt of $1,756.5 million and net debt of $1,346.6 million at June 30, 2007 decreased from December 31, 2006 due to a repayment of $15.0 million of long-term debt and a higher cash balance. The net debt decrease was substantially due to the increase in cash generated from operations during the six months ended June 30, 2007 when compared to December 31, 2006.
Dover’s long-term debt with a book value of $1,497.8 million, of which $32.1 million matures in less than one year, had a fair value of approximately $1,447.1 million at June 30, 2007. The estimated fair value of the long-term notes is based on quoted market prices for similar issues.

14 of 26

There are presently two interest rate swap agreements outstanding for a total notional amount of $100.0 million, designated as fair value hedges on part of the Company’s $150.0 million 6.25% Notes due on June 1, 2008. One $50 million interest rate swap exchanges fixed-rate interest for variable-rate interest. The other $50 million swap is designated in foreign currency and exchanges fixed-rate interest for variable-rate interest, and also hedges a portion of the Company’s net investment in foreign operations. The swap agreements have reduced the effective interest rate on the notes to 6.05%. There is no hedge ineffectiveness, and the fair value of the interest rate swaps outstanding as of June 30, 2007 was determined through market quotation.
(2) RESULTS OF OPERATIONS:
CONSOLIDATED RESULTS OF OPERATIONS
Revenue for the second quarter of 2007 increased 12% to $1,859.0 million from the comparable 2006 period, principally from acquisitions at Resources and Technologies, as the modest reduction in core business revenue was offset by the impact of foreign exchange. Gross profit increased 8% to $667.2 million from the prior year quarter while the gross profit margin decreased 110 basis points (“bps”) to 35.9%. Overall, segment operating margin totaled 15.0% for the quarter ended June 30, 2007 compared to 15.9% in the prior year quarter and 13.0% in the first quarter of 2007.
Revenue for the first six months of 2007 increased 15% to $3,639.2 million from the comparable 2006 period, primarily due to acquisitions at Resources and Technologies, along with increases at all other segments. Gross profit increased 12% to $1,303.1 million from the prior year period while the gross profit margin decreased 90 bps to 35.8%. Overall, segment operating margin totaled 14.0% for the year to date period ended June 30, 2007 compared to 15.5% at June 30, 2006 and 14.9% for the year ended December 31, 2006.
Selling and administrative expenses of $404.8 million for the second quarter of 2007 increased by $38.6 million over the comparable 2006 period, primarily due to increased revenue activity. The 2007 period includes a $5.3 million net gain on a facility sale. Selling and administrative expenses as a percentage of revenue decreased to 21.8% from 22.1% in the comparable 2006 period.
Selling and administrative expenses of $825.2 million for the first six months of 2007 increased $123.6 million over the comparable 2006 period, mainly due to increased revenue activity. Selling and administrative expenses as a percentage of revenue increased to 22.7% from 22.1% in the comparable 2006 period.
Interest expense, net, for the second quarter and first six months of 2007 remained essentially the same as the prior year. Other expense (income), net, for the three and six months ended June 30, 2007 and 2006, respectively, primarily related to the effects of foreign exchange fluctuations on assets and liabilities denominated in currencies other than the company’s functional currency and other miscellaneous non-operational items.
The effective tax rates for continuing operations for the three months ended June 30, 2007 and 2006 were 27.0% and 29.6%, respectively. The effective tax rates for continuing operations for the six months ended June 30, 2007 and 2006 were 27.6% and 29.9%, respectively. The rates for the three and six month periods ended June 30, 2007 both decreased due to benefits recognized for tax positions that are effectively settled.
Effective January 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 specifies the way companies are to account for uncertainty in income tax reporting, and prescribes a methodology for recognizing, reversing, and measuring the tax benefits of a tax position taken, or expected to be taken, in a tax return. As a result of adopting the new standard, the Company recorded a $58.2 million increase to reserves as a “cumulative effect” decrease to opening retained earnings as of January 1, 2007, of which $53.4 million is included in continuing operations. Including this “cumulative effect” adjustment, the Company had unrecognized tax benefits (reserves) of $190.5 million at January 1, 2007, of which $35.4 million related to accrued interest and penalties. The portion of the unrecognized tax benefits included in continuing operations totaled $147.6 million, of which $28.0 million related to accrued interest and penalties. At January 1, 2007, the majority of these unrecognized tax benefits in continuing operations

15 of 26

were classified as Other Deferrals in the condensed consolidated balance sheet and, if recognized, the entire amount of $147.6 million would impact the Company’s effective tax rate. During the second quarter of 2007, the Company reduced its unrecognized tax benefits through Net Earnings by $13.6 million, $7.1 million in continuing operations, as a result of settling certain tax positions.
Earnings from continuing operations for the quarter increased 10% to $175.1 million or $0.85 EPS compared to $158.8 million or $0.77 EPS in the prior year second quarter. The increase was primarily a result of acquisitions at Resources and Technologies.
Earnings from continuing operations for the six months ended June 30, 2007 increased 8.2% to $314.0 million or $1.52 EPS compared to $290.1 million or $1.41 EPS in the prior year period.
Loss from discontinued operations for the second quarter 2007 was $2.9 million or $0.01 EPS compared to a loss of $86.8 million or $0.42 EPS in the comparable 2006 quarter. The 2007 loss included a $8.3 million loss, net of tax, related to the sale of a previously discontinued business in the Resources segment and adjustments related to businesses still held for sale. The 2006 loss included an impairment of $67.5 million ($59.8 million after-tax) related to five businesses that were discontinued in the Technologies segment and an impairment of $39 million ($28.1 million after-tax) related to a discontinued business in the Electronics segment.
Loss from discontinued operations for the six months ended June 30, 2007 was $12.8 million or $0.06 EPS compared to a loss of $14.3 million or $0.07 EPS in the comparable 2006 period. The 2007 loss includes the second quarter events mentioned above as well as first quarter losses from the sales of two previously discontinued businesses, Kurz-Kasch in the Electronics segment and SWF in the Systems segment, and other adjustments for businesses still held for sale and to reserves related to completed sales. The 2006 year to date loss included the impairments recorded for discontinued businesses in the first and second quarters of 2006, partially offset by a gain on the sale of Tranter PHE.

16 of 26

SEGMENT RESULTS OF OPERATIONS
Diversified

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2007	2006	% Change	2007	2006	% Change

Revenue	$218,945	$202,358	8%	$433,949	$396,035	10%
Segment earnings	28,739	23,384	23%	55,707	45,968	21%
Operating margin	13.1%	11.6%		12.8%	11.6%
Bookings	222,307	210,061	6%	441,713	418,306	6%
Book-to-Bill	1.02	1.04		1.02	1.06
Backlog				371,818	323,567	15%
Diversified’s revenue and earnings increases over the prior year second quarter were primarily due to strength in the markets served by the Process Equipment group, partially offset by declines in the Industrial Equipment group. Overall, the segment had 5% organic revenue growth, with the remainder from the impact of foreign exchange. Operating margin increased 150 basis points over the prior year second quarter and 60 basis points sequentially.
The Process Equipment group had revenue and earnings increases of 44% and 72%, respectively, over the prior year second quarter due to continued strength in the heat exchanger and energy markets. Earnings benefited from increased volume, favorable pricing and productivity improvements. Bookings and backlog increased 31% and 58%, respectively.
The Industrial Equipment group was negatively impacted by softness in the housing construction and aerospace service results in the second quarter of 2007, as revenue and earnings decreased 9% and 12%, respectively, over the prior year second quarter. Earnings were up 8% sequentially due to strength in the commercial aerospace OEM market. Bookings and backlog decreased 10% and 2%, respectively.
For the six months ended June 30, 2007, the increase in Diversified revenue and earnings reflected improvements at Process Equipment, partially offset by declines at Industrial Equipment. Process Equipment had revenue and earnings increases of 41% and 63%, respectively, and bookings increased 34%. Industrial Equipment had revenue and earnings decreases of 6% and 12%, respectively, and bookings decreased 10%.
Electronics

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2007	2006	% Change	2007	2006	% Change

Revenue	$234,724	$222,751	5%	$457,142	$422,246	8%
Segment earnings	27,792	29,862	-7%	51,630	50,616	2%
Operating margin	11.8%	13.4%		11.3%	12.0%
Bookings	240,850	219,784	10%	459,803	443,343	4%
Book-to-Bill	1.03	0.99		1.01	1.05
Backlog				190,318	163,182	17%
Electronics’ revenue increase over the prior year second quarter reflects an increase in the Components group, partially offset by a decrease in the Commercial Equipment group. The segment’s increase in revenue was attributed to acquisitions, as the net core business revenue decline of 3% was offset by the impact of foreign exchange. Earnings were negatively impacted by competitive conditions in the Commercial Equipment group and initial purchase accounting expenses related to the February 2007 acquisition of Pole/Zero by Microwave Products Group.
Components’ revenue increased 8% while the group’s earnings increased 11% compared to the prior year second quarter, largely due to demand for micro acoustic products as well as strength in military markets. The majority of the revenue growth reflected the February 2007 acquisition of Pole/Zero. Bookings increased 8% and backlog increased 16%.

17 of 26

Commercial Equipment revenue and earnings decreases over the prior year second quarter of 7% and 62%, respectively, were a result of competitive conditions and unfavorable product mix in the ATM business. Bookings increased 18%, while backlog increased 23%.
For the six months ended June 30, 2007, the increase in Electronics’ revenue and earnings primarily reflects increases at Components partially offset by decreases in Commercial Equipment. When compared to the prior year period, Components revenue increased 11%, while earnings increased 15% and bookings increased 4%. Commercial Equipment revenue was flat, earnings decreased 54% and bookings increased 3%.
Industries

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2007	2006	% Change	2007	2006	% Change

Revenue	$239,595	$226,072	6%	$470,056	$444,814	6%
Segment earnings	38,428	30,208	27%	69,265	57,536	20%
Operating margin	16.0%	13.4%		14.7%	12.9%
Bookings	277,057	232,185	19%	573,583	451,608	27%
Book-to-Bill	1.16	1.03		1.22	1.02
Backlog				398,682	251,301	59%
Industries’ revenue and earnings increases over the prior year second quarter were a result of improvement in the Mobile Equipment group, which included a net gain on the sale of a facility, partially offset by declines in the Service Equipment group. The segment achieved organic revenue growth in the quarter of 5%, with the remainder due to the impact of foreign exchange.
Mobile Equipment revenue increased 11% over the prior year second quarter, due to strength in the petroleum, crude oil and military markets. Earnings increased 44% driven by improved volume and a $5.3 million net pre-tax gain recognized on the sale of a facility. Without the gain from this sale, earnings would have been up 20%. Bookings and backlog increased 23% and 65%, respectively.
The Service Equipment group was negatively impacted by weakness in the North American automotive service industry. Revenue and earnings decreased 4% and 13%, respectively, compared to the prior year second quarter. Bookings and backlog increased 11% and 27%, respectively.
For the six months ended June 30, 2007, the increases in Industries’ revenue and earnings were driven by Mobile Equipment, which had increases of 11% and 33%, respectively, and bookings increased 39%. Service Equipment revenue and earnings declined 5% and 9%, respectively, and bookings increased 4%.
Resources

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2007	2006	% Change	2007	2006	% Change

Revenue	$561,946	$435,341	29%	$1,113,925	$860,503	29%
Segment earnings	97,137	80,919	20%	190,949	163,716	17%
Operating margin	17.3%	18.6%		17.1%	19.0%
Bookings	555,588	441,761	26%	1,133,122	896,430	26%
Book-to-Bill	0.99	1.01		1.02	1.04
Backlog				258,095	203,757	27%
Resources’ revenue and earnings increases were due to the continued strong performance of the Oil and Gas Equipment group and the August 2006 acquisition of Paladin. The operating margin declined due to the Paladin acquisition and decreased demand in construction and automotive markets. The segment had organic revenue growth of 6% during the quarter, with the remainder primarily from acquisitions.
Oil and Gas Equipment continued to lead the group’s core business growth with revenue and earnings increases of 13% and 9%, respectively, over the prior year second quarter. As in the first quarter of 2007, Domestic drilling activities continued at a strong pace with Canadian drilling moderating. Bookings increased by 11% and backlog increased 43%.

18 of 26

Material Handling revenue and earnings increased 61% and 51%, respectively, when compared to the prior year second quarter. Substantially all of the revenue and earnings increase was due to the August 2006 acquisition of Paladin. Strength in the heavy winch business was offset by the continued slowdown in the construction and automotive markets. Bookings increased 58% while the backlog grew 26%.
Fluid Solutions revenue and earnings increased 10% and 6%, respectively, compared to the prior year second quarter with strong demand in chemical and rail markets. Although margins were modestly lower, the group experienced general strength in all markets that it serves. Bookings increased 6% and backlog increased 16%.
For the six months ended June 30, 2007, the increase in Resources’ revenue and earnings was driven by Oil and Gas Equipment, which had increases of 17% and 12%, respectively, and bookings increased 14%. Material Handling revenue increased 59% while earnings grew 41% and bookings increased 53%. Fluid Solutions revenue increased 9% while earnings grew 4% and bookings increased 8%.
Systems

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2007	2006	% Change	2007	2006	% Change

Revenue	$220,997	$234,124	-6%	$426,580	$415,409	3%
Segment earnings	34,129	38,341	-11%	60,705	65,312	-7%
Operating margin	15.4%	16.4%		14.2%	15.7%
Bookings	246,512	229,633	7%	481,591	460,669	5%
Book-to-Bill	1.12	0.98		1.13	1.11
Backlog				236,683	218,360	8%
Systems’ decreases in revenue and earnings over the prior year second quarter were due to core business declines in both groups within the segment, as the impact of foreign exchange was negligible. Margins were down 100 basis points when compared to a very strong 2006 second quarter. However, on a sequential basis, the margin improved 250 basis points.
Food Equipment revenue and earnings decreased 6% and 7%, respectively, over the prior year second quarter. The timing of supermarket equipment shipments impacted the quarter’s revenue, margin and earnings. Sequentially, revenue and earnings were up 15% and 59%, respectively, reflecting normal seasonal improvement. Bookings increased 8%, while backlog increased 14%.
Packaging Equipment revenue and earnings decreased 3% and 26% over the prior year second quarter due to a decrease in beverage machinery equipment revenue, partially offset by an increase in package closure systems. The lower volume and higher material costs contributed to the earnings decline in the group. Bookings increased 4%, while backlog decreased 12%.
For the six months ended June 30, 2007, the increase in Systems revenue was driven by the Packaging Equipment group, while the decrease in earnings was due to the Food Equipment group. Food Equipment revenue remained flat, earnings decreased 11%, and bookings increased 4%. Packaging Equipment revenue increased 11% while earnings remained flat and bookings increased 5%.
Technologies

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2007	2006	% Change	2007	2006	% Change

Revenue	$386,642	$343,367	13%	$745,180	$638,308	17%
Segment earnings	53,119	60,684	-12%	83,043	108,396	-23%
Operating margin	13.7%	17.7%		11.1%	17.0%
Bookings	392,117	325,101	21%	753,876	664,225	13%
Book-to-Bill	1.01	0.95		1.01	1.04
Backlog				136,558	141,526	-4%
Technologies’ revenue increase over the prior year second quarter was primarily a result of acquisitions as the core companies in the Automation and Measurement group continued to experience significant market softness compared to a strong 2006. Overall, the increases in revenue due to acquisitions and foreign exchange of 25%

19 of 26

and 3%, respectively, were partially offset by a decrease in organic revenue of 15%. Lower earnings and margin reflected decreased Automation and Measurement (“A&M”) revenue and the margin impact from Markem.
A&M revenue and earnings decreased 21% and 47%, respectively, when compared to the prior year second quarter. Softness in the semi-conductor equipment market in comparison to the strong second quarter of 2006 continues to impact the group. Bookings and backlog decreased 12% and 25%, respectively, over the same quarter last year. However, bookings were up 18% sequentially with a book to bill ratio of 1.07. In addition, revenue and earnings improved 7% and 22%, respectively, on a sequential basis.
Product Identification (“PI”) revenue increased 64% while earnings increased 34% over the prior year second quarter. The majority of the revenue and earnings increase was a result of the December 2006 acquisition of Markem and May 2006 acquisition of O’Neil. Bookings increased 69% and backlog increased 42% over the prior year second quarter.
For the six months ended June 30, 2007, Technologies’ revenue increase and earnings decrease were due to similar events that impacted the second quarter. A&M revenue and earnings decreased 19% and 46%, respectively, while bookings decreased 23%. PI had 71% and 35% increases in revenue and earnings, respectively, and a 72% increase in bookings.

20 of 26

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
Recent Accounting Standards
See Note 13 – Recent Accounting Standards
Special Notes Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q, particularly “Management’s Discussion and Analysis,” contains forward-looking statements within the meaning of the Securities Act of 1933, as amended, the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. Such statements relate to, among other things, income, earnings, cash flows, changes in operations, operating improvements, industries in which Dover Companies operate and the U.S. and global economies. Statements in this 10-Q that are not historical are hereby identified as “forward-looking statements” and may be indicated by words or phrases such as “anticipates,” “supports,” “plans,” “projects,” “expects,” “believes,” “should,” “would,” “could,” “hope,” “forecast,” “management is of the opinion,” use of the future tense and similar words or phrases. Forward-looking statements are subject to inherent uncertainties and risks, including among others: increasing price and product/service competition by foreign and domestic competitors including new entrants; the impact of technological developments and changes on Dover companies, particularly companies in the Electronics and Technologies segments; the ability to continue to introduce competitive new products and services on a timely, cost-effective basis; changes in the cost or availability of energy or raw materials; changes in customer demand; the extent to which Dover companies are successful in expanding into new geographic markets, particularly outside of North America; the relative mix of products and services which impacts margins and operating efficiencies; short-term capacity restraints; the achievement of lower costs and expenses; domestic and foreign governmental and public policy changes including environmental regulations and tax policies (including domestic and foreign export subsidy programs, R&E credits and other similar programs); unforeseen developments in contingencies such as litigation; protection and validity of patent and other intellectual property rights; the success of the Company’s acquisition program; the cyclical nature of some of Dover’s companies; the impact of natural disasters, such as hurricanes, and their effect on global energy markets; and continued events in the Middle East and possible future terrorist threats and their effect on the worldwide economy. In addition, such statements could be affected by general industry and market conditions and growth rates, and general domestic and international economic conditions including interest rate and currency exchange rate fluctuations. In light of these risks and uncertainties, actual events and results may vary significantly from those included in or contemplated or implied by such statements. Readers are cautioned not to place undue reliance on such forward-looking statements. These forward-looking statements speak only as of the date made. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.
The Company may, from time to time, post financial or other information on its Internet website, www.dovercorporation.com. The Internet address is for informational purposes only and is not intended for use as a hyperlink. The Company is not incorporating any material on its website into this report.

21 of 26

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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There has been no significant change in the Company’s exposure to market risk during the first six months of 2007. For a discussion of the Company’s exposure to market risk, refer to Item 7A, Quantitative and Qualitative Disclosures about Market Risk, contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.
Item 4. Controls and Procedures
At the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective as of June 30, 2007.
During the second quarter of 2007, there were no changes in the Company’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. In making its assessment of changes in internal control over financial reporting as of June 30, 2007, management has excluded those companies acquired in purchase business combinations during the twelve months ended June 30, 2007. The Company is currently assessing the control environments of these acquisitions. These companies are wholly-owned by the Company and their total revenue for the three and six month periods ended June 30, 2007 represent approximately 9.9% and 9.7%, respectively, of the Company’s consolidated revenue for the same periods. Their assets represent approximately 17.4% of the Company’s consolidated assets at June 30, 2007.

22 of 26

PART II – OTHER INFORMATION
Item 1. Legal Proceedings
See Part I, Notes to Condensed Consolidated Financial Statements, Note 9.
Item 1A. Risk Factors
There have been no material changes with respect to risk factors as previously disclosed in Dover’s Annual Report on Form 10-K for its fiscal year ended December 31, 2006.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a)	Not applicable.

(b)	Not applicable.

(c)	The table below presents shares of the Company’s stock which were acquired by the Company during the quarter:

				Maximum Number (or
			Total Number of	Approximate Dollar
	Total		Shares Purchased as	Value) of Shares that
	Number of		Part of Publicly	May Yet Be Purchased
	Shares	Average Price	Announced Plans or	under the Plans or
Period	Purchased	Paid per Share	Programs	Programs
April 1 to April 30, 2007	—	$—	Not applicable	Not applicable
May 1 to May 31, 2007	305,800 (1)	49.62	Not applicable	Not applicable
June 1 to June 30, 2007	702,929 (2)	50.52	Not applicable	Not applicable

For the Second Quarter 2007	1,008,729	50.25	Not applicable	Not applicable

(1)	These shares were purchased in open-market transactions.

(2)	8,729 of these shares were acquired by the Company from the holders of its employee stock options when they tendered shares as full or partial payment of the exercise price of such options. These shares are applied against the exercise price at the market price on the date of exercise. The remainder of the shares were purchased in open-market transactions.
Item 3. Defaults Upon Senior Securities
Not applicable.

23 of 26

Item 4. Submission of Matters to a Vote of Security Holders
The results of matters submitted to a vote of security holders at the Annual Meeting of Stockholders of Dover Corporation held on April 17, 2007, were reported in the Company’s first quarter Form 10-Q filed with the Securities and Exchange Commission on April 25, 2007 and are incorporated herein by reference.
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

24 of 26

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

DOVER CORPORATION
Date: July 25, 2007	/s/ Robert G. Kuhbach
Robert G. Kuhbach, Vice President, Finance &
Chief Financial Officer (Principal Financial Officer)

Date: July 25, 2007	/s/ Raymond T. McKay, Jr.
Raymond T. McKay, Jr., Vice President,
Controller (Principal Accounting Officer)

25 of 26

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

26 of 26