Form 10-Q
period 2007-09-30
DOVER CORP
filed 2007-10-24
CIK 29905

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT
PURSUANT TO SECTION 13 or 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
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
Yes ☐ No ☑
The number of shares outstanding of the Registrant’s common stock as of October 19, 2007 was 244,359,629.

Dover Corporation
Form 10-Q

PART I – FINANCIAL INFORMATION

Page	Item
Item 1. Financial Statements (unaudited)

1	Condensed Consolidated Statements of Operations
(For the three and nine months ended September 30, 2007 and 2006)

2	Condensed Consolidated Balance Sheets
(At September 30, 2007 and December 31, 2006)

2	Condensed Consolidated Statement of Stockholders’ Equity
(For the nine months ended September 30, 2007)

3	Condensed Consolidated Statements of Cash Flows
(For the nine months ended September 30, 2007 and 2006)

4	Notes to Condensed Consolidated Financial Statements

12	Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

21	Item 3. Quantitative and Qualitative Disclosures About Market Risk

21	Item 4. Controls and Procedures

PART II – OTHER INFORMATION

Page	Item
21	Item 1. Legal Proceedings
21	Item 1A. Risk Factors
22	Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
22	Item 3. Defaults Upon Senior Securities
22	Item 4. Submission of Matters to a Vote of Security Holders
22	Item 5. Other Information
22	Item 6. Exhibits
23	Signatures
24	Exhibit Index
EX-31.1: CERTIFICATION
EX-31.2: CERTIFICATION
EX-32: CERTIFICATIONS
(All other schedules are not required and have been omitted)

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
DOVER CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited) (in thousands, except per share figures)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Revenue	$1,843,829	$1,605,247	$5,366,067	$4,650,106
Cost of goods and services	1,172,639	1,032,203	3,416,458	2,938,072

Gross profit	671,190	573,044	1,949,609	1,712,034
Selling and administrative expenses	404,537	347,431	1,215,675	1,035,496

Operating earnings	266,653	225,613	733,934	676,538

Interest expense, net	22,326	17,184	66,613	57,916
Other expense, net	2,416	2,702	2,281	9,650

Total interest/other expense, net	24,742	19,886	68,894	67,566

Earnings before provision for income taxes and discontinued operations	241,911	205,727	665,040	608,972
Provision for income taxes	63,972	50,439	180,643	171,080

Earnings from continuing operations	177,939	155,288	484,397	437,892

Earnings (loss) from discontinued operations, net	(3,348)	12,237	(8,681)	5,370

Net earnings	$174,591	$167,525	$475,716	$443,262

Basic earnings (loss) per common share:
Earnings from continuing operations	$0.89	$0.76	$2.38	$2.15
Earnings (loss) from discontinued operations	(0.02)	0.06	(0.04)	0.03
Net earnings	0.87	0.82	2.34	2.18

Weighted average shares outstanding	200,850	203,682	203,235	203,629

Diluted earnings (loss) per common share:
Earnings from continuing operations	$0.88	$0.76	$2.36	$2.13
Earnings (loss) from discontinued operations	(0.02)	0.06	(0.04)	0.03
Net earnings	0.86	0.82	2.32	2.16

Weighted average shares outstanding	202,469	205,313	204,915	205,294

Dividends paid per common share	$0.200	$0.185	$0.570	$0.525

The following table is a reconciliation of the share amounts used in computing earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Weighted average shares outstanding — Basic	200,850	203,682	203,235	203,629
Dilutive effect of assumed exercise of employee stock options	1,619	1,631	1,680	1,665

Weighted average shares outstanding — Diluted	202,469	205,313	204,915	205,294

Anti-dilutive shares excluded from diluted EPS computation	1,699	1,837	3,358	2,252
See Notes to Condensed Consolidated Financial Statements

1 of 24

DOVER CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	(unaudited)
	At September	At December 31,
	30, 2007	2006
Current assets:
Cash and equivalents	$446,023	$374,845
Receivables, net of allowances of $30,017 and $28,070	1,172,081	1,040,286
Inventories, net	719,729	694,631
Prepaid and other current assets	84,262	64,580
Deferred tax asset	73,179	65,769

Total current assets	2,495,274	2,240,111

Property, plant and equipment, net	859,386	815,188
Goodwill	3,265,621	3,143,034
Intangible assets, net	1,041,337	1,065,382
Other assets and deferred charges	130,143	122,842
Assets of discontinued operations	157,302	240,101

Total assets	$7,949,063	$7,626,658

Current liabilities:
Notes payable and current maturities of long-term debt	$511,650	$290,549
Accounts payable	432,260	401,137
Accrued compensation and employee benefits	277,959	273,493
Accrued insurance	118,979	121,375
Other accrued expenses	201,342	181,879
Federal and other taxes on income	72,318	155,484

Total current liabilities	1,614,508	1,423,917

Long-term debt	1,454,455	1,480,491
Deferred income taxes	341,170	358,358
Other deferrals	516,006	404,721
Liabilities of discontinued operations	114,774	148,149
Commitments and contingent liabilities
Stockholders’ Equity:
Total stockholders’ equity	3,908,150	3,811,022

Total liabilities and stockholders’ equity	$7,949,063	$7,626,658

DOVER CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (unaudited) (in thousands)

			Accumulated
	Common	Additional	Other			Total
	Stock	Paid-In	Comprehensive	Retained	Treasury	Stockholders’
	$1 Par Value	Capital	Earnings	Earnings	Stock	Equity
Balance at December 31, 2006	$242,293	$241,455	$48,852	$4,421,927	$(1,143,505)	$3,811,022
FIN 48 Adjustment (See Note 2)	—	—	—	(58,157)	—	(58,157)
Net earnings	—	—	—	475,716	—	475,716
Dividends paid	—	—	—	(115,490)	—	(115,490)
Common stock issued for options exercised	2,066	68,085	—	—	—	70,151
Stock-based compensation expense	—	21,623	—	—	—	21,623
Tax benefit from exercises of stock options	—	10,200	—	—	—	10,200
Common stock acquired	—	—	—	—	(392,383)	(392,383)
Translation of foreign financial statements	—	—	77,236	—	—	77,236
SFAS No. 158 amortization, net of tax	—	—	9,587	—	—	9,587
Other, net of tax	—	—	(1,355)	—	—	(1,355)

Balance at September 30, 2007	$244,359	$341,363	$134,320	$4,723,996	$(1,535,888)	$3,908,150

Preferred Stock, $100 par value per share. 100,000 shares authorized; none issued.
See Notes to Condensed Consolidated Financial Statements

2 of 24

DOVER CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited) (in thousands)

	Nine Months Ended September 30,
	2007	2006
Operating Activities of Continuing Operations

Net earnings	$475,716	$443,262

Adjustments to reconcile net earnings to net cash from operating activities:
Loss (earnings) from discontinued operations	8,681	(5,370)
Depreciation and amortization	180,695	140,449
Stock-based compensation	21,049	19,970
Changes in current assets and liabilities (excluding effects of acquisitions, dispositions and foreign exchange):
Increase in accounts receivable	(88,625)	(104,022)
Decrease (increase) in inventories	8,901	(42,465)
Increase in prepaid expenses and other assets	(16,262)	(3,589)
Increase in accounts payable	8,611	25,293
Increase in accrued expenses	3,527	28,453
Increase (decrease) in accrued and deferred taxes	(46,044)	26,212
Other non-current, net	(18,657)	48,703

Net cash provided by operating activities of continuing operations	537,592	576,896

Proceeds from the sale of property and equipment	18,437	8,944
Additions to property, plant and equipment	(130,687)	(133,515)
Proceeds from sales of discontinued businesses	31,211	274,198
Acquisitions (net of cash and cash equivalents acquired)	(174,345)	(511,429)

Net cash used in investing activities of continuing operations	(255,384)	(361,802)

Financing Activities of Continuing Operations
Increase (decrease) in debt, net	192,452	(1,109)
Purchase of treasury stock	(392,383)	(47,766)
Proceeds from exercise of stock options, including tax benefits	80,351	71,188
Dividends to stockholders	(115,490)	(106,953)

Net cash used in financing activities of continuing operations	(235,070)	(84,640)

Cash Flows From Discontinued Operations
Net cash provided by operating activities of discontinued operations	8,036	23,648
Net cash used in investing activities of discontinued operations	(2,793)	(10,764)

Net cash provided by discontinued operations	5,243	12,884

Effect of exchange rate changes on cash	18,797	12,380

Net increase in cash and cash equivalents	71,178	155,718
Cash and cash equivalents at beginning of period	374,845	186,943

Cash and cash equivalents at end of period	$446,023	$342,661

See Notes to Condensed Consolidated Financial Statements

3 of 24

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
1. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements, in accordance with Securities and Exchange Commission (“SEC”) rules for interim periods, do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements and should be read in conjunction with the Dover Corporation (“Dover” or the “Company”) Annual Report on Form 10-K for the year ended December 31, 2006, which provides a more complete understanding of Dover’s accounting policies, financial position, operating results, business properties and other matters. The year-end condensed consolidated balance sheet was derived from audited financial statements. It is the opinion of management that these financial statements reflect all adjustments necessary for a fair presentation of the interim results. The results of operations of any interim period are not necessarily indicative of the results of operations for the full year.
Certain prior period amounts have been reclassified to conform to the current period presentation.
2. New Accounting Pronouncement
Effective January 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 specifies the way companies are to account for uncertainty in income tax reporting, and prescribes a methodology for recognizing, reversing, and measuring the tax benefits of a tax position taken, or expected to be taken, in a tax return. As a result of adopting the new standard, the Company recorded a $58.2 million increase to reserves as a “cumulative effect” decrease to opening retained earnings as of January 1, 2007, of which $53.4 million is included in continuing operations. Including this “cumulative effect” adjustment, the Company had unrecognized tax benefits of $190.5 million at January 1, 2007, of which $35.4 million related to accrued interest and penalties. The portion of the unrecognized tax benefits included in continuing operations totaled $147.6 million, of which $28.0 million related to accrued interest and penalties. At January 1, 2007, the majority of these unrecognized tax benefits in continuing operations were classified as Other Deferrals in the condensed consolidated balance sheet and, if recognized, the entire amount of $147.6 million would impact the Company’s effective tax rate. The Company accrues interest and penalties related to its uncertain tax positions for continuing operations as a component of provision for income taxes.
At December 31, 2006, the continuing unrecognized tax benefit of $94.2 million was included in Federal and Other Taxes on Income in the condensed consolidated balance sheet.
During the third quarter of 2007, the Company reduced its unrecognized tax benefits through Net Earnings by $4.4 million, ($3.6 million in continuing operations), as a result of management’s review of certain tax positions.
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

4 of 24

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
3. Acquisitions
The 2007 acquisitions are wholly-owned and had an aggregate cost of $174.3 million, net of cash acquired, at the date of acquisition. The following table details acquisitions made during 2007:

Operating
Date	Type	Acquired Companies	Location (Near)	Segment	Platform	Company
31-Jan	Stock	Biode	Westbrook, ME	Electronic Technologies	N/A	Vectron
Designer and manufacturer of fluid viscosity sensors and viscometer readers.

28-Feb	Asset	Pole/Zero Corporation	West Chester, OH	Electronic Technologies	N/A	MPG
Designer and manufacturer of radio frequency filters that resolve interference issues.

31-Mar	Asset	Theta Oilfield Services	Brea, CA	Fluid Management	Energy	EPG
Provider of oilwell optimization software.

31-Jul	Asset	Hanmecson International	Haimen, China	Industrial Products	Mobile Equipment	Rotary Lift
Manufacturer of vehicle lifts including lifts for residential and enthusiast markets.

18-Sep	Stock	Griswold Pump	Thomasville, GA	Fluid Management	Fluid Solutions	Wilden
Manufacturer of centrifugal pumps and peripheral products.
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
The following table summarizes the estimated fair values of the assets and liabilities that were assumed as of the dates of the 2007 acquisitions and the amounts assigned to goodwill and intangible asset classifications:

(in thousands)	At September 30, 2007

Current assets, net of cash acquired	$25,291
PP&E	6,733
Goodwill	92,993
Intangibles	60,990

Total assets acquired	186,007

Total liabilities assumed	(11,662)

Net assets acquired	$174,345

The following unaudited pro forma information illustrates the effect on Dover’s revenue and net earnings for the three and nine month periods ended September 30, 2007 and 2006, assuming that the 2007 and 2006 acquisitions had all taken place on January 1, 2006:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share figures)	2007	2006	2007	2006
Revenue from continuing operations:
As reported	$1,843,829	$1,605,247	$5,366,067	$4,650,106
Pro forma	1,846,996	1,761,338	5,395,694	5,187,920
Net earnings from continuing operations:
As reported	$177,939	$155,288	$484,397	$437,892
Pro forma	178,013	161,548	485,737	455,258
Basic earnings per share from continuing operations:
As reported	$0.89	$0.76	$2.38	$2.15
Pro forma	0.89	0.79	2.39	2.24
Diluted earnings per share from continuing operations:
As reported	$0.88	$0.76	$2.36	$2.13
Pro forma	0.88	0.79	2.37	2.22

5 of 24

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
In connection with certain 2006 acquisitions, the Company recorded $14.7 million of severance and facility closing costs at the date of acquisition in accordance with Emerging Issues Task Force Issue No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination.” Through the end of the third quarter of 2007, the reserve was reduced by payments of $2.5 million and write-offs of $1.4 million.
4. Inventory
The following table displays the components of inventory:

	At September 30,	At December 31,
(in thousands)	2007	2006
Raw materials	$330,156	$322,630
Work in progress	173,536	165,993
Finished goods	266,893	254,256

Subtotal	770,585	742,879
Less LIFO reserve	50,856	48,248

Total	$719,729	$694,631

5. Property, Plant and Equipment
The following table displays the components of property, plant and equipment:

	At September 30,	At December 31,
(in thousands)	2007	2006
Land	$51,169	$50,881
Buildings and improvements	500,239	472,775
Machinery, equipment and other	1,676,961	1,555,967

	2,228,369	2,079,623
Accumulated depreciation	(1,368,983)	(1,264,435)

Total	$859,386	$815,188

6. Goodwill and Other Intangible Assets
The following table provides the changes in carrying value of goodwill by segment through the nine months ended September 30, 2007 (see Note 3 for discussion of purchase price allocations):

			Other
			adjustments
		Goodwill from	including
		2007	currency
(in thousands)	At December 31, 2006	acquisitions	translations	At September 30, 2007

Electronic Technologies	$963,018	$51,269	$6,518	$1,020,805
Industrial Products	833,893	11,520	767	846,180
Fluid Management	501,864	30,204	4,695	536,763
Engineered Systems	844,259	—	17,614	861,873

Total	$3,143,034	$92,993	$29,594	$3,265,621

6 of 24

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The following table provides the gross carrying value and accumulated amortization for each major class of intangible asset:

	At September 30, 2007			At December 31, 2006
	Gross Carrying	Accumulated	Average	Gross Carrying	Accumulated
(in thousands)	Amount	Amortization	Life	Amount	Amortization
Amortized Intangible Assets:
Trademarks	$37,269	$13,424	29	$29,865	$11,848
Patents	130,339	71,636	13	116,128	64,833
Customer Intangibles	659,444	127,064	9	648,283	80,794
Unpatented Technologies	149,840	51,814	9	135,449	40,196
Non-Compete Agreements	6,451	4,996	5	6,146	4,421
Drawings & Manuals	15,872	5,389	5	15,765	4,479
Distributor Relationships	72,418	12,277	20	72,374	9,235
Other	21,749	10,243	14	29,217	8,038

Total	1,093,382	296,843	11	1,053,227	223,844

Unamortized Intangible Assets:
Trademarks	244,798			235,999

Total Intangible Assets	$1,338,180	$296,843		$1,289,226	$223,844

7. Discontinued Operations
2007
During the third quarter of 2007, the Company discontinued two businesses, Crenlo and Graphics Microsystems. On October 1, 2007, the Company completed the sale of Graphics Microsystems. In addition, during the third quarter of 2007, the Company finalized the sale of two previously discontinued businesses and recorded other adjustments resulting in a net after tax loss of $1.6 million.
During the second quarter of 2007, the Company completed the sale of a previously discontinued business and recorded other adjustments for businesses still held for sale, resulting in a net loss of approximately $5.0 million ($8.3 million after-tax).
During the first quarter of 2007, the Company completed the sales of Kurz Kasch, discontinued in 2006, and SWF, discontinued in 2005, and recorded other adjustments for businesses still held for sale and to reserves related to completed sales, resulting in a net loss of approximately $9.6 million ($7.5 million after-tax).
2006
During the third quarter of 2006, the Company finalized the sales of four previously discontinued businesses. As a result of the gains on the sales ($27.2 million net of tax) and adjustments to the carrying value of other previously discontinued businesses ($21.6 million net of tax), the Company recorded a $5.6 million gain, net of tax.
During the second quarter of 2006, the Company discontinued seven businesses. As a result, the Company recorded a write-down of the carrying value of these businesses to their estimated fair market value and other adjustments totaling a net loss of $101.2 million ($84.9 million after-tax).
During the first quarter of 2006, Dover completed the sale of Tranter PHE which was discontinued in the fourth quarter of 2005, resulting in a pre-tax gain of approximately $109.0 million ($85.5 million after-tax). In addition, during the first quarter of 2006, the Company discontinued and sold a business for a loss of $2.5 million ($2.2 million after-tax). Also, during the first quarter of 2006, the Company discontinued an operating company, comprised of two businesses, resulting in an impairment of approximately $15.4 million ($14.4 million after-tax).

7 of 24

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Summarized results of the Company’s discontinued operations are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2007	2006	2007	2006
Revenue	$55,289	$220,357	$211,004	$751,279

Gain (loss) on sale, net of taxes (1)	$(1,568)	$5,623	$(17,401)	$(10,340)

Earnings (loss) from operations before taxes	(756)	(71)	5,887	14,915
Benefit (provision) for income taxes related to operations	(1,024)	6,685	2,833	795

Earnings (loss) from discontinued operations, net of tax	$(3,348)	$12,237	$(8,681)	$5,370

(1)	Includes impairments.
At September 30, 2007, the assets and liabilities of discontinued operations primarily represent amounts related to three previously discontinued businesses that were not sold as of September 30, 2007. Additional detail related to the assets and liabilities of the Company’s discontinued operations is as follows:

	At September 30,	At December 31,
(in thousands)	2007	2006
Assets of Discontinued Operations
Current assets	$49,259	$101,165
Non-current assets	108,043	138,936

	$157,302	$240,101

Liabilities of Discontinued Operations
Current liabilities	$87,995	$117,303
Long-term liabilities	26,779	30,846

	$114,774	$148,149

In addition to the assets and liabilities of the entities currently held for sale in discontinued operations, the assets and liabilities of discontinued operations include residual amounts related to businesses previously sold. These residual amounts include property, plant and equipment, deferred tax assets, short and long-term reserves, and contingencies.
8. Debt
Dover’s long-term debt with a book value of $1,486.9 million, of which $32.5 million matures in less than one year, had a fair value of approximately $1,445.9 million at September 30, 2007. The estimated fair value of the long-term debt is based on quoted market prices for similar issues.
There are presently two interest rate swap agreements outstanding for a total notional amount of $100.0 million, designated as fair value hedges on part of the Company’s $150.0 million 6.25% Notes due on June 1, 2008. One $50.0 million interest rate swap exchanges fixed-rate interest for variable-rate interest. The other $50.0 million swap is designated in foreign currency and exchanges fixed-rate interest for variable-rate interest, and also hedges a portion of the Company’s net investment in foreign operations. The swap agreements have reduced the effective interest rate on the notes to 6.09%. There is no hedge ineffectiveness. The fair value of the interest rate swaps outstanding as of September 30, 2007 was determined through market quotation.
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

8 of 24

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
Estimated warranty program claims are provided for at the time of sale. Amounts provided for are based on historical costs and adjusted new claims. The changes in the carrying amount of product warranties through September 30, 2007 and 2006 are as follows:

(in thousands)	2007	2006
Beginning Balance January 1	$48,689	$37,283
Provision for warranties	28,606	26,042
Increase from acquisitions	333	2,483
Settlements made	(24,585)	(19,875)
Other adjustments	526	910

Ending Balance September 30	$53,569	$46,843

10. Employee Benefit Plans
The following table sets forth the components of net periodic expense:

	Retirement Plan Benefits		Post Retirement Benefits
	Three Months Ended September 30,		Three Months Ended September 30,
(in thousands)	2007	2006	2007	2006
Expected return on plan assets	$(7,807)	$(7,900)	$—	$—
Benefits earned during period	5,810	5,599	90	11
Interest accrued on benefit obligation	8,673	8,318	274	189
Amortization (A):
Prior service cost	2,128	1,972	(43)	(43)
Recognized actuarial (gain) loss	2,717	2,604	(19)	(47)
Transition obligation	(39)	(274)	—	—

Net periodic expense (benefit)	$11,482	$10,319	$302	$110

	Retirement Plan Benefits		Post Retirement Benefits
	Nine Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2007	2006	2007	2006
Expected return on plan assets	$(23,422)	$(23,700)	$—	$—
Benefits earned during period	17,430	16,797	270	(155)
Interest accrued on benefit obligation	26,019	24,954	822	(691)
Amortization (A):
Prior service cost	6,383	5,916	(129)	156
Recognized actuarial (gain) loss	8,150	7,812	(57)	9
Transition obligation	(116)	(822)	—	—
Settlement gain (Tranter PHE sale) (B)	—	—	—	4,699

Net periodic expense (benefit)	$34,444	$30,957	$906	$4,018

(A)	Current year amortization amounts are recorded as increases (decreases) to Accumulated Other Comprehensive Income totaling $9.6 million, net of tax, for the nine months ended September 30, 2007.

(B)	Included in earnings (loss) from discontinued operations.

9 of 24

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
11. Comprehensive Earnings
Comprehensive earnings were as follows:

	Three months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2007	2006	2007	2006

Net Earnings	$174,591	$167,525	$475,716	$443,262

Foreign currency translation adjustment	51,757	22,568	77,236	85,058
Unrealized holding losses, net of tax	(7)	37	(1,214)	(221)
Derivative cash flow hedges	(48)	(133)	(141)	(33)
SFAS 158 amortization, net of tax	3,200	—	9,587	—

Comprehensive Earnings	$229,493	$189,997	$561,184	$528,066

12. Segment Information
During the third quarter of 2007, Dover realigned its segments and, as a result, has four reportable segments which are based on the management reporting structure used to evaluate performance. See Dover’s Current Report of Form 8-K filed on September 17, 2007 for additional information. Segment financial information and a reconciliation of segment results to consolidated results follows:

(in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
REVENUE
Industrial Products	$548,823	$482,459	$1,666,559	$1,396,867
Engineered Systems	560,871	430,274	1,588,135	1,224,415
Fluid Management	374,503	337,512	1,096,744	979,713
Electronic Technologies	363,002	358,137	1,024,892	1,058,392
Intramarket eliminations	(3,370)	(3,135)	(10,263)	(9,281)

Total consolidated revenue	$1,843,829	$1,605,247	$5,366,067	$4,650,106

EARNINGS FROM CONTINUING OPERATIONS
Segment Earnings:
Industrial Products	$75,893	$61,858	$231,118	$190,020
Engineered Systems	79,451	62,905	207,713	186,689
Fluid Management	79,184	67,297	226,309	201,101
Electronic Technologies	50,801	52,658	133,104	161,272

Total segments	285,329	244,718	798,244	739,082
Corporate expense / other	(21,092)	(21,807)	(66,591)	(72,194)
Net interest expense	(22,326)	(17,184)	(66,613)	(57,916)

Earnings before provision for income taxes and discontinued operations	241,911	205,727	665,040	608,972
Provision for income taxes	63,972	50,439	180,643	171,080

Earnings from continuing operations — total consolidated	$177,939	$155,288	$484,397	$437,892

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

10 of 24

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
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
14. Equity and Performance Incentive Program
In the first quarter of 2007 and 2006, the Company issued stock-settled stock appreciation rights (“SSARs”) totaling 1,736,383 and 1,886,989, respectively. For the quarters ended September 30, 2007 and 2006, after-tax stock-based compensation expense totaled $4.3 million and $4.1 million, respectively. For the nine months ended September 30, 2007 and 2006, after-tax stock-based compensation expense totaled $13.7 million and $13.0 million, respectively.
15. Share Repurchases
During the third quarter of 2007, the Board of Directors approved a $500 million share repurchase program authorizing repurchases of 10,000,000 common shares and the Company entered into an accelerated share repurchase agreement (“ASR”) under which it purchased 6,000,000 shares of its common stock at an initial purchase price of $51.64 per share. Final settlement of this ASR is expected to occur during the fourth quarter of 2007. The final economic purchase price per share will be an average of the volume weighted average price of the Company’s common stock during the outstanding period less a negotiated discount amount. In addition, during the third quarter, the Company made other open market purchases of its common stock totaling 96,032 shares at a price of $49.03 per share. During the nine months ended September 30, 2007, the Company has repurchased 7,596,032 shares of its common stock, inclusive of the ASR, in the open market at an average price of $51.18 per share.

11 of 24

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Refer to the section below entitled “Special Notes Regarding Forward-Looking Statements” for a discussion of factors that could cause actual results to differ from the forward-looking statements contained below and throughout this quarterly report.
OVERVIEW
Dover Corporation (“Dover” or the “Company”) is a global portfolio of manufacturing companies providing innovative components and equipment, specialty systems and support services for a variety of applications in the industrial products, engineered systems, fluid management and electronic technologies markets. During the third quarter of 2007, Dover realigned its segments and, as a result, has four reportable segments which are based on the management reporting structure used to evaluate performance. See Dover’s Current Report of Form 8-K filed on September 17, 2007 for additional information. Dover discusses its operations at the platform level within the Industrial Products, Engineered Systems, and Fluid Management segments, which contain two platforms each. Electronic Technologies’ results are discussed at the segment level.
(1) FINANCIAL CONDITION:
Management assesses Dover’s liquidity in terms of its ability to generate cash and access capital markets to fund its operating, investing and financing activities. Significant factors affecting liquidity are: cash flows generated from operating activities, capital expenditures, acquisitions, dispositions, dividends, adequacy of commercial paper and available bank lines of credit, and the ability to attract long-term capital with satisfactory terms. The Company generates substantial cash from operations and remains in a strong financial position, maintaining enough liquidity for reinvestment in existing businesses and strategic acquisitions while managing its capital structure on a short and long-term basis.
Cash and cash equivalents of $446.0 million at September 30, 2007 increased from the December 31, 2006 balance of $374.8 million. Cash and cash equivalents were invested in highly liquid investment grade money market instruments with a maturity of 90 days or less.
The following table is derived from the Condensed Consolidated Statements of Cash Flows:

	Nine Months Ended September 30,
Cash Flows from Continuing Operations (in thousands)	2007	2006
Net Cash Flows Provided By (Used In):
Operating activities	$537,592	$576,896
Investing activities	(255,384)	(361,802)
Financing activities	(235,070)	(84,640)
Cash flows provided by operating activities for the first nine months of 2007 decreased $39.3 million from the prior year period, primarily reflecting higher incentive compensation, interest and tax payments, partially offset by higher earnings.
The cash used in investing activities in the first nine months of 2007 decreased $106.4 million largely reflecting higher acquisition spending and proceeds received from sales of discontinued businesses in the 2006 period. Capital expenditures in the nine months of 2007 were essentially flat at $130.7 million as compared to $133.5 million in the prior year period. Acquisition spending was $174.3 million during the first nine months of 2007 compared to $511.4 million in the prior year period. Proceeds from the sales of discontinued businesses in the first nine months of 2007 were $31.2 million compared to $274.2 million in the 2006 period. The Company currently anticipates that any additional acquisitions made during 2007 will be funded from available cash and internally generated funds and, if necessary, through the issuance of commercial paper, use of established lines of credit or public debt markets.
Cash used in financing activities for the first nine months of 2007 totaled $235.1 million as compared to $84.6

12 of 24

million during the comparable period last year. The change in financing activity during the first nine months of 2007 primarily reflected cash used for the Company’s accelerated stock repurchase program (“ASR”), partially offset by increased cash from borrowings. During 2007, the Company has purchased 7,596,032 shares of common stock in the open market at an average price of $51.18, of which 6,096,032 shares were purchased in the third quarter of 2007 at an average price of $51.60 per share. Shares purchased in the third quarter of 2007 included 6,000,000 shares that were purchased under the Company’s ASR at an initial price of $51.64 per share. Final settlement of this ASR is expected to occur during the fourth quarter of 2007. The final economic purchase price per share will be an average of the volume weighted average price of the Company’s common stock during the outstanding period less a negotiated discount amount.
“Adjusted Working Capital” (a non-GAAP measure calculated as accounts receivable, plus inventory, less accounts payable) increased from the prior year end by $125.8 million or 9% to $1,459.6 million, which reflected increases in receivables of $131.8 million and increases in inventory of $25.1 million, partially offset by an increase in payables of $31.1 million. Excluding the impact of acquisitions and foreign currency, working capital would have increased by $71.1 million or 5%. Average Annual Adjusted Working Capital as a percentage of revenue (a non-GAAP measure calculated as the five-quarter average balance of accounts receivable, plus inventory, less accounts payable divided by the trailing twelve months of revenue) was 19.6% at September 30, 2007 compared to 19.0% at December 31, 2006 and inventory turns were 6.3 at September 30, 2007 compared to 6.4 at December 31, 2006.
In addition to measuring its cash flow generation and usage based upon the operating, investing and financing classifications included in the Condensed Consolidated Statements of Cash Flows, the Company also measures free cash flow (a non-GAAP measure). Management believes that free cash flow is an important measure of operating performance because it provides both management and investors a measurement of cash generated from operations that is available to fund acquisitions, pay dividends, repay debt and repurchase Dover’s common stock. Dover’s free cash flow for the nine months ended September 30, 2007 decreased $36.5 million compared to the prior year period. The decrease reflected higher tax, incentive compensation and interest payments.
The following table is a reconciliation of free cash flow with cash flows from operating activities:

	Nine Months Ended September 30,
Free Cash Flow (in thousands)	2007	2006
Cash flow provided by operating activities	$537,592	$576,896
Less: Capital expenditures	(130,687)	(133,515)

Free cash flow	$406,905	$443,381

Free cash flow as a percentage of revenue	7.6%	9.5%

The Company utilizes total debt and net debt-to-total-capitalization calculations to assess its overall financial leverage and capacity and believes the calculations are useful to investors for the same reason. The following table provides a reconciliation of total debt and net debt to total capitalization to the most directly comparable GAAP measures:

	At September 30,	At December 31,
Net Debt to Total Capitalization Ratio (in thousands)	2007	2006
Current maturities of long-term debt	$32,490	$32,267
Commercial paper and other short-term debt	479,160	258,282
Long-term debt	1,454,455	1,480,491

Total debt	1,966,105	1,771,040
Less: Cash and cash equivalents	446,023	374,845

Net debt	1,520,082	1,396,195

Add: Stockholders’ equity	3,908,150	3,811,022

Total capitalization	$5,428,232	$5,207,217

Net debt to total capitalization	28.0%	26.8%

The total debt level of $1,966.1 million at September 30, 2007 increased $195.1 million from December 31, 2006, due to increased commercial paper borrowings used to fund the Company’s ASR. The net debt increase was due

13 of 24

to the higher total debt level, partially offset by an increase in cash generated from operations, in the third quarter of 2007 when compared to December 31, 2006.
Dover’s long-term debt with a book value of $1,486.9 million, of which $32.5 million matures in less than one year, had a fair value of approximately $1,445.9 million at September 30, 2007. The estimated fair value of the long-term debt is based on quoted market prices for similar issues.
There are presently two interest rate swap agreements outstanding for a total notional amount of $100.0 million, designated as fair value hedges on part of the Company’s $150.0 million 6.25% Notes due on June 1, 2008. One $50 million interest rate swap exchanges fixed-rate interest for variable-rate interest. The other $50 million swap is designated in foreign currency and exchanges fixed-rate interest for variable-rate interest, and also hedges a portion of the Company’s net investment in foreign operations. The swap agreements have reduced the effective interest rate on the notes to 6.09%. There is no hedge ineffectiveness, and the fair value of the interest rate swaps outstanding as of September 30, 2007 was determined through market quotation.
(2) RESULTS OF OPERATIONS:
CONSOLIDATED RESULTS OF OPERATIONS
Revenue for the third quarter of 2007 increased 15% to $1,843.8 million from the comparable 2006 period, with increases at all four segments. Overall, Dover’s organic revenue growth was 3%, acquisition growth was 10%, with the remainder due to the impact of foreign exchange. Gross profit increased 17% to $671.2 million from the prior year quarter while the gross profit margin increased 70 basis points to 36.4%.
Selling and administrative expenses of $404.5 million for the third quarter of 2007 increased by $57.1 million over the comparable 2006 period, primarily due to increased revenue activity. Selling and administrative expenses as a percentage of revenue increased to 21.9% from 21.6% in the comparable 2006 period.
Interest expense, net, for the third quarter of 2007 increased by $5.1 million compared to the same quarter last year primarily due to increased commercial paper borrowings used to fund the Company’s ASR and an increase in commercial paper rates. Other expense, net, of $2.4 million and $2.7 million for the three months ended September 30, 2007 and 2006, respectively, primarily related to the effects of foreign exchange fluctuations on assets and liabilities denominated in currencies other than the Company’s functional currency.
The effective tax rate for continuing operations for the three months ended September 30, 2007 was 26.4%, compared to the prior year rate of 24.5%. The current quarter rate was impacted by a reduction in the statutory tax rate in Germany, adjustments to other reserves as required under FIN 48 offset by an earnings shift to countries with higher effective tax rates. The 2006 rate was impacted by a $7.8 million net benefit related to the resolution of a state income tax issue. The rates for the nine months ended September 30, 2007 and 2006 were 27.2% and 28.1%, respectively. The rate for the nine months ended September 30, 2007 decreased from the comparable 2006 rate as a result of the rate change in Germany, which was partially offset by adjustments to reserves as required under FIN 48.
Effective January 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 specifies the way companies are to account for uncertainty in income tax reporting, and prescribes a methodology for recognizing, reversing, and measuring the tax benefits of a tax position taken, or expected to be taken, in a tax return. As a result of adopting the new standard, the Company recorded a $58.2 million increase to reserves as a “cumulative effect” decrease to opening retained earnings as of January 1, 2007, of which $53.4 million is included in continuing operations. Including this “cumulative effect” adjustment, the Company had unrecognized tax benefits of $190.5 million at January 1, 2007, of which $35.4 million related to accrued interest and penalties. The portion of the unrecognized tax benefits included in continuing operations totaled $147.6 million, of which $28.0 million related to accrued interest and penalties. At January 1, 2007, the majority of these unrecognized tax benefits in continuing operations were classified as “Other deferrals” in the condensed consolidated balance sheet and, if recognized, the entire amount of $147.6 million would impact the Company’s effective tax rate. During the third quarter of 2007, the

14 of 24

Company reduced its unrecognized tax benefits through Net Earnings by $4.4 million, $3.6 million in continuing operations, as a result of management’s review of certain tax positions.
Earnings from continuing operations for the quarter increased 15% to $177.9 million or $0.88 EPS compared to $155.3 million or $0.76 EPS in the prior year third quarter. The increase was primarily a result of improvements at Industrial Products, Engineered Systems and Fluid Management.
Loss from discontinued operations for the third quarter 2007 was $3.3 million or $0.02 EPS compared to income of $12.2 million or $0.06 EPS in the comparable 2006 quarter. The 2007 loss included a $1.6 million loss, net of tax, related to the sale of a previously discontinued business, other adjustments and a loss from operations of $1.7 million. The 2006 income included gains on sales of businesses, net of impairments and tax, of $5.6 million and income from operations of $6.6 million.
Loss from discontinued operations for the nine months ended September 30, 2007 was $8.7 million or $0.04 EPS compared to income of $5.4 million or $0.03 EPS in the comparable 2006 period. The 2007 loss includes $17.4 million in losses from the sales of previously discontinued businesses and adjustments, partially offset by income from operations of $8.7 million. The 2006 year to date income included a net loss on the sales and impairments of businesses of $10.3 million, offset by income from operations of $15.7 million.

15 of 24

SEGMENT RESULTS OF OPERATIONS
Industrial Products

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2007	2006	% Change	2007	2006	% Change
Revenue
Material Handling	$233,106	$175,408	33%	$728,129	$488,090	49%
Mobile Equipment	315,920	307,310	3%	939,072	909,486	3%
Eliminations	(203)	(259)		(642)	(709)

	$548,823	$482,459	14%	$1,666,559	$1,396,867	19%

Segment earnings	$75,893	$61,858	23%	$231,118	$190,020	22%
Operating margin	13.8%	12.8%		13.9%	13.6%

Acquisition related depreciation and amortization expense*	$6,933	$6,888	1%	$19,810	$14,148	40%

Bookings
Material Handling	$228,085	$170,758	34%	$733,540	$504,407	45%
Mobile Equipment	298,016	325,345	-8%	1,025,983	939,679	9%
Eliminations	(324)	(1,589)		(1,207)	(2,419)

	$525,777	$494,514	6%	$1,758,316	$1,441,667	22%

Backlog
Material Handling				$153,245	$156,112	-2%
Mobile Equipment				529,423	417,467	27%
Eliminations				(275)	(147)

				$682,393	$573,432	19%

Industrial Products increases in revenue and earnings were primarily due to the August 2006 acquisition of Paladin and the July 2007 acquisition of Hanmecson International, a Chinese manufacturer of vehicle lifts. The segment achieved organic revenue growth in the quarter of 1%, with the remainder of revenue growth primarily due to the recent acquisitions.
Material Handling revenue and earnings increased 33% and 27%, respectively, when compared to the prior year third quarter. Substantially all of the revenue and earnings increase was due to the August 2006 acquisition of Paladin. The strong military market was partially offset by the continued slowdown in the construction, automotive and Canadian oil drilling markets. In addition, plant rationalization, global sourcing, and new product introduction continue to improve margins.
Mobile Equipment revenue increased 3% over the prior year third quarter due to the acquisition of Hanmecson International and strength in the petroleum, crude oil and military markets. Partially offsetting these gains, the platform experienced continued weakness in the North American automotive service industry, refuse business shipments impacted by chassis availability and softness in aerospace service results. Earnings increased 12% driven by volume leverage in the trailer and automotive lift businesses.
For the nine months ended September 30, 2007, the increases in Industrial Products revenue and earnings were driven by Material Handling, which had increases of 49% and 36%, respectively. Mobile Equipment revenue and earnings increased 3% and 11%, respectively.

16 of 24

Engineered Systems

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2007	2006	% Change	2007	2006	% Change
Revenue
Engineered Products	$333,254	$286,792	16%	$929,540	$829,162	12%
Product Identification	227,617	143,482	59%	658,595	395,253	67%

	$560,871	$430,274	30%	$1,588,135	$1,224,415	30%

Segment earnings	$79,451	$62,905	26%	$207,713	$186,689	11%
Operating margin	14.2%	14.6%		13.1%	15.2%

Acquisition related depreciation and amortization expense*	$6,257	$4,000	56%	$24,305	$9,232	163%

Bookings
Engineered Products	$294,235	$290,647	1%	$961,734	$892,112	8%
Product Identification	231,166	145,929	58%	665,873	398,143	67%

	$525,401	$436,576	20%	$1,627,607	$1,290,255	26%

Backlog
Engineered Products				$287,901	$256,306	12%
Product Identification				68,682	48,042	43%

				$356,583	$304,348	17%

Engineered Systems increases in revenue and earnings over the prior year third quarter were primarily a result of the December 2006 Markem acquisition in the Product Identification platform. The segment achieved organic revenue growth of 9% in the quarter, while foreign exchange accounted for 2% of the revenue increase.
The Engineered Products platform had positive growth with revenue and earnings increases of 16% and 17%, respectively, over the prior year third quarter reflecting broad gains across all businesses, with the exception of weakness in the ATM business. Sequentially, revenues were up 7%, but earnings declined by 5%. The increase in sequential revenue was the result of strong shipments for retail food equipment as retailers continued to build new stores and remodel at a strong pace, partially offset by the weak ATM business.
Product Identification platform revenue increased 59% while earnings increased 44% over the prior year third quarter. The majority of the increases were the result of the acquisition of Markem. Strong growth in the core direct marking business also positively impacted revenue and earnings however this growth was partially affected by softness in the table top and portable printer product markets.
For the nine months ended September 30, 2007, the increase in Engineered Systems revenue was primarily driven by the Product Identification platform which had revenue and earnings increases of 67% and 38%, respectively. Engineered Products revenue and earnings increased 12% and 4%, respectively.

17 of 24

Fluid Management

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2007	2006	% Change	2007	2006	% Change
Revenue
Energy	$197,759	$178,054	11%	$575,816	$501,317	15%
Fluid Solutions	176,756	159,478	11%	521,004	478,367	9%
Eliminations	(12)	(20)		(76)	29

	$374,503	$337,512	11%	$1,096,744	$979,713	12%

Segment earnings	$79,184	$67,297	18%	$226,309	$201,101	13%
Operating margin	21.1%	19.9%		20.6%	20.5%

Acquisition related depreciation and amortization expense*	$3,796	$3,761	1%	$11,408	$12,184	-6%

Bookings
Energy	$194,733	$186,444	4%	$582,245	$523,263	11%
Fluid Solutions	177,021	158,783	11%	529,929	486,802	9%
Eliminations	(12)	(20)		(43)	(51)

	$371,742	$345,207	8%	$1,112,131	$1,010,014	10%

Backlog
Energy				$87,105	$88,161	-1%
Fluid Solutions				73,007	61,794	18%
Eliminations				—	(3)

				$160,112	$149,952	7%

Fluid Management revenue and earnings increases over the prior year third quarter were driven by continuing strength in the oil, gas and power generation sectors served by the Energy platform as well as the diverse markets served by the Fluid Solutions platform. Overall, the segment had organic revenue growth of 8%, with the remainder from foreign exchange.
The segment’s Energy platform achieved a 15% earnings improvement on an 11% increase in revenue, primarily due to the oil and gas market and increasing global power generation demand. Earnings growth across the platform was due to higher volume and productivity gains.
The Fluid Solutions platform revenue increased 11% and earnings improved 20% mainly as a result of higher demand in Europe and new product introductions. In addition, business mix and cost containment efforts contributed to the improved margin.
For the nine months ended September 30, 2007, the increase in Fluid Management revenue and earnings was led by the Energy platform, which had increases of 15% and 14%, respectively. Fluid Solutions revenue and earnings increased 9% and 7%, respectively.

18 of 24

Electronic Technologies

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2007	2006	% Change	2007	2006	% Change
Revenue	$363,002	$358,137	1%	$1,024,892	$1,058,392	-3%
Segment earnings	$50,801	$52,658	-4%	$133,104	$161,272	-17%
Operating margin	14.0%	14.7%		13.0%	15.2%

Acquisition related depreciation and amortization expense*	$9,957	$7,976	25%	$29,032	$24,820	17%

Bookings	381,804	340,645	12%	1,048,501	1,087,558	-4%
Backlog				266,474	227,528	17%
Electronic Technologies revenue increase over the prior year third quarter was primarily as a result of the acquisition of Pole/Zero. The semi-conductor end markets were unfavorable in comparison to a year ago although they continue to improve sequentially. Medical and Military/Space end markets remain strong while overall Telecom markets remained relatively flat. Overall, the increases in revenue due to acquisitions and foreign exchange of 4% and 3%, respectively, were substantially offset by a decrease in organic revenue of 6%.
Overall margins decreased slightly on a quarter over quarter basis, while improving sequentially, reflecting mix, increased R&D costs on new products, the lower overall contribution on the initial roll out of new products and lower revenue levels in the printed circuit board and semiconductor markets.
For the nine months ended September 30, 2007, Electronic Technologies revenue and earnings decreased 3% and 17%, respectively, reflecting weakness in the semi-conductor market.
* Represents the pre-tax impact on earnings from the depreciation and amortization of acquisition accounting write-ups to reflect the fair value of inventory, property, plant and equipment, and Intangible assets.
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
Recent Accounting Standards
See Note 13 – Recent Accounting Standards
Special Notes Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q, particularly “Management’s Discussion and Analysis,” contains forward-looking statements within the meaning of the Securities Act of 1933, as amended, the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. Such statements relate to, among other things, income, earnings, cash flows, changes in operations, operating improvements, industries in which Dover companies operate and the U.S. and global economies. Statements in this 10-Q that are not historical are hereby identified as “forward-looking statements” and may be indicated by words or phrases such as “anticipates,” “supports,” “plans,” “projects,” “expects,” “believes,” “should,” “would,” “could,” “hope,” “forecast,” “management is of the opinion,” use of the future tense and similar words or phrases. Forward-looking statements are subject to inherent uncertainties and risks, including among others: increasing price and product/service

19 of 24

competition by foreign and domestic competitors including new entrants; the impact of technological developments and changes on Dover companies, particularly companies in the Electronic Technologies segment; the ability to continue to introduce competitive new products and services on a timely, cost-effective basis; changes in the cost or availability of energy or raw materials; changes in customer demand; the extent to which Dover companies are successful in expanding into new geographic markets, particularly outside of North America; the relative mix of products and services which impacts margins and operating efficiencies; short-term capacity restraints; the achievement of lower costs and expenses; domestic and foreign governmental and public policy changes including environmental regulations and tax policies (including domestic and foreign export subsidy programs, R&E credits and other similar programs); unforeseen developments in contingencies such as litigation; protection and validity of patent and other intellectual property rights; the success of the Company’s acquisition program; the cyclical nature of some of Dover’s companies; the impact of natural disasters, such as hurricanes, and their effect on global energy markets; domestic housing industry weakness and related credit market challenges; and continued events in the Middle East and possible future terrorist threats and their effect on the worldwide economy. In addition, such statements could be affected by general industry and market conditions and growth rates, and general domestic and international economic conditions including interest rate and currency exchange rate fluctuations. In light of these risks and uncertainties, actual events and results may vary significantly from those included in or contemplated or implied by such statements. Readers are cautioned not to place undue reliance on such forward-looking statements. These forward-looking statements speak only as of the date made. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.
The Company may, from time to time, post financial or other information on its Internet website, www.dovercorporation.com. The Internet address is for informational purposes only and is not intended for use as a hyperlink. The Company is not incorporating any material on its website into this report.
Non-GAAP Information
In an effort to provide investors with additional information regarding the Company’s results as determined by generally accepted accounting principles (GAAP), the Company also discloses non-GAAP information which management believes provides useful information to investors. Free cash flow, net debt, total debt, total capitalization, adjusted working capital, average annual adjusted working capital, revenues excluding the impact of changes in foreign currency exchange rates and organic revenue growth are not financial measures under GAAP and should not be considered as a substitute for cash flows from operating activities, debt or equity, revenue and working capital as determined in accordance with GAAP, and they may not be comparable to similarly titled measures reported by other companies. Management believes the (1) net debt to total capitalization ratio and (2) free cash flow are important measures of operating performance and liquidity. Net debt to total capitalization is helpful in evaluating the Company’s capital structure and the amount of leverage it employs. Free cash flow provides both management and investors a measurement of cash generated from operations that is available to fund acquisitions, pay dividends, repay debt and repurchase the Company’s common stock. Reconciliations of free cash flow, total debt and net debt can be found in Part (1) of Item 2-Management’s Discussion and Analysis. Management believes that reporting adjusted working capital (also sometimes called “working capital”), which is calculated as accounts receivable, plus inventory, less accounts payable, provides a meaningful measure of the Company’s operational results by showing the changes caused solely by revenue. Management believes that reporting adjusted working capital and revenues at constant currency, which excludes the positive or negative impact of fluctuations in foreign currency exchange rates, provides a meaningful measure of the Company’s operational changes, given the global nature of Dover’s businesses. Management believes that reporting organic revenue growth, which excludes the impact of foreign currency exchange rates and the impact of acquisitions, provides a useful comparison of the Company’s revenue performance and trends between periods.

20 of 24

Item 3. Quantitative and Qualitative Disclosures About Market Risk
There has been no significant change in the Company’s exposure to market risk during the first nine months of 2007. For a discussion of the Company’s exposure to market risk, refer to Item 7A, Quantitative and Qualitative Disclosures about Market Risk, contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.
Item 4. Controls and Procedures
At the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2007.
During the third quarter of 2007, there were no changes in the Company’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. In making its assessment of changes in internal control over financial reporting as of September 30, 2007, management has excluded those companies acquired in purchase business combinations during the twelve months ended September 30, 2007. The Company is currently assessing the control environments of these acquisitions. These companies are wholly-owned by the Company and their total revenue for the three and nine month periods ended September 30, 2007 represent approximately 5.8% and 5.4%, respectively, of the Company’s consolidated revenue for the same periods. Their assets represent approximately 11.9% of the Company’s consolidated assets at September 30, 2007.
PART II – OTHER INFORMATION
Item 1. Legal Proceedings
See Part I, Notes to Condensed Consolidated Financial Statements, Note 9.
Item 1A. Risk Factors
There have been no material changes with respect to risk factors as previously disclosed in Dover’s Annual Report on Form 10-K for its fiscal year ended December 31, 2006.

21 of 24

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a)	Not applicable.

(b)	Not applicable.

(c)	The table below presents shares of the Company’s stock which were acquired by the Company during the quarter:

						Maximum Number (or
				Total Number of		Approximate Dollar
				Shares Purchased		Value) of Shares that
	Total Number of			as Part of Publicly		May Yet Be Purchased
	Shares		Average Price	Announced Plans		under the Plans or
Period	Purchased		Paid per Share	or Programs		Programs (4)
July 1 to July 31	96,032	(1)	$49.03	—		—
August 1 to August 31	6,020,917	(2)	51.64	6,000,000	(3)	4,000,000
September 1 to September 30	—		—	—		4,000,000

For the Third Quarter 2007	6,116,949		51.60	6,000,000		4,000,000

(1)	These shares were purchased in open market transactions.

(2)	20,917 of these shares were acquired by the Company from the holders of its employee stock options when they tendered shares as full or partial payment of the exercise price of such options. These shares are applied against the exercise price at the market price on the date of exercise. The remainder of the shares were purchased as part of the Company’s ASR.

(3)	Represents shares purchased as part of the Company’s ASR program. See Note 15 to the Condensed Consolidated Financial Statements.

(4)	The program authorizes total repurchases of 10,000,000 common shares.
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

22 of 24

Signatures
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

DOVER CORPORATION
Date: October 24, 2007	/s/ Robert G. Kuhbach
Robert G. Kuhbach, Vice President, Finance &
Chief Financial Officer (Principal Financial Officer)

Date: October 24, 2007	/s/ Raymond T. McKay, Jr.
Raymond T. McKay, Jr., Vice President,
Controller (Principal Accounting Officer)

23 of 24

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

24 of 24