Form 10-Q/A
period 2007-09-30
DOVER CORP
filed 2007-10-25
CIK 29905

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q/A
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
Yes ☐ No ☑
The number of shares outstanding of the Registrant’s common stock as of October 19, 2007 was 198,716,107.

EXPLANATORY NOTE
Dover Corporation (the "Company'') is filing this Amendment Number 1 to its Quarterly Report on Form 10-Q for the period ended September 30, 2007, solely to correct the number of shares of the Company's common stock outstanding as of October 19, 2007 as disclosed on the cover page of the Company’s Quarterly Report on Form 10-Q filed on October 24, 2007.

Signatures
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

DOVER CORPORATION
Date: October 25, 2007	/s/ Robert G. Kuhbach
Robert G. Kuhbach, Vice President, Finance &
Chief Financial Officer (Principal Financial Officer)

Date: October 25, 2007	/s/ Raymond T. McKay, Jr.
Raymond T. McKay, Jr., Vice President,
Controller (Principal Accounting Officer)

EXHIBIT INDEX

31.1	Certificate pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, signed and dated by Robert G. Kuhbach.

31.2	Certificate pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 as amended, signed and dated by Ronald L. Hoffman.

32	Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed and dated by Ronald L. Hoffman and Robert G. Kuhbach.