Form 10-K
period 2007-12-31
DOVER CORP
filed 2008-02-28
CIK 29905

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File No. 1-4018

Dover Corporation
(Exact name of Registrant as specified in its charter)

Delaware (State of Incorporation)	53-0257888 (I.R.S. Employer Identification)

280 Park Avenue New York, NY (Address of principal executive offices)	10017 (Zip Code)

(Registrant’s telephone number)
(212) 922-1640
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, par value $1	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☑     No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Securities Exchange Act).  Yes ☐      No ☑

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of the close of business June 30, 2007 was $10,396,916,874. The registrant’s closing price as reported on the New York Stock Exchange-Composite Transactions for June 30, 2007 was $51.15 per share.

The number of outstanding shares of the registrant’s common stock as of February 22, 2008 was 191,926,458.

Documents Incorporated by Reference:

Part III —	Certain Portions of the Proxy Statement for Annual Meeting of Shareholders to be Held on May 1, 2008 (the “2008 Proxy Statement”).

Special Notes Regarding Forward-Looking Statements

This Annual Report on Form 10-K, especially “Management’s Discussion and Analysis,” and other written and oral statements the Company makes from time to time contain “forward-looking” statements within the meaning of the Securities Act of 1933, as amended, the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. Such statements relate to, among other things, income, earnings, cash flows, changes in operations, operating improvements, industries in which Dover companies operate and the U.S. and global economies. Statements in this 10-K that are not historical are hereby identified as “forward-looking statements” and may be indicated by words or phrases such as “anticipates,” “supports,” “plans,” “projects,” “expects,” “believes,” “should,” “would,” “could,” “hope,” “forecast,” “management is of the opinion,” use of the future tense and similar words or phrases. Forward-looking statements are subject to inherent uncertainties and risks, including among others: increasing price and product/service competition by international and domestic competitors including new entrants; the impact of technological developments and changes on Dover companies, particularly companies in the Electronic Technologies segment; the ability to continue to introduce competitive new products and services on a timely, cost-effective basis; changes in the cost or availability of energy or raw materials; changes in customer demand; the extent to which Dover companies are successful in expanding into new geographic markets, particularly outside of North America; the relative mix of products and services which impacts margins and operating efficiencies; short-term capacity restraints; the achievement of lower costs and expenses; domestic and foreign governmental and public policy changes including environmental regulations and tax policies (including domestic and international export subsidy programs, R&E credits and other similar programs); unforeseen developments in contingencies such as litigation; protection and validity of patent and other intellectual property rights; the success of the Company’s acquisition program; the cyclical nature of some of Dover’s companies; the impact of natural disasters, such as hurricanes, and their effect on global energy markets; domestic housing industry weakness and related credit market challenges; and continued events in the Middle East and possible future terrorist threats and their effect on the worldwide economy. In addition, such statements could be affected by general industry and market conditions and growth rates, and general domestic and international economic conditions including interest rate and currency exchange rate fluctuations. In light of these risks and uncertainties, actual events and results may vary significantly from those included in or contemplated or implied by such statements. Readers are cautioned not to place undue reliance on such forward-looking statements. These forward-looking statements speak only as of the date made. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

The Company may, from time to time, post financial or other information on its Internet website, www.dovercorporation.com. The Internet address is for informational purposes only and is not intended for use as a hyperlink. The Company is not incorporating any material on its website into this report.

PART I

Item 1.	Business

Overview

Dover Corporation (“Dover” or the “Company”), incorporated in 1947 in the State of Delaware, became a publicly traded company in 1955. The Company owns and operates a global portfolio of manufacturing companies providing innovative components and equipment, specialty systems and support services for a variety of applications in the industrial products, engineered systems, fluid management and electronic technologies markets. Additional information is contained in Items 7 and 8.

Recent Events

In the fall of 2004, the Company embarked on a strategic portfolio review, looking at all of its companies to determine whether every company warranted continued ownership and investment. As part of that process, the Company elected to expand its executive management team and changed its operating structure to accommodate both the strategic review and expanded leadership. This resulted in the creation of six segments and 13 platforms effective October 1, 2004. Over the next three years, as a result of the strategic review, Dover decided to discontinue and sell 22 businesses with annual revenue of approximately $1.3 billion and aggregate operating margins of 5%, generating net proceeds of $696 million. At the same time, the Company spent $2.5 billion acquiring 24 businesses with expected annual revenue of $1.4 billion and projected operating margins of 15%.

As a result of these actions, in the third quarter of 2007, the Company elected to change its operating structure to more logically align its businesses with respect to end markets, resulting in the creation of four segments and six platforms, which is expected to be the ongoing operating structure for the foreseeable future.

Operating Structure

The Company reports its results in four business segments — Industrial Products, Engineered Systems, Fluid Management and Electronic Technologies. Dover discusses its operations at the platform level within the Industrial Products, Engineered Systems, and Fluid Management segments, each of which contains two platforms. Electronic Technologies’ results are discussed at the segment level. Dover companies within its business segments and platforms design, manufacture, assemble and/or service the following:

•	Material handling equipment such as industrial and recreational winches, utility, construction and demolition machinery attachments, hydraulic parts, industrial automation tools, four-wheel-drive (“4WD”) and all-wheel drive (“AWD”) powertrain systems and other accessories for off-road vehicles.

•	Mobile equipment related products primarily refuse truck bodies, tank trailers, compactors, balers, vehicle service lifts, car wash systems, internal engine components, fluid control assemblies and various aerospace components.

•	Engineered products such as refrigeration systems, refrigeration display cases, walk-in coolers, foodservice equipment, commercial kitchen air and ventilation systems, heat transfer equipment, food and beverage packaging machines and ATM machines.

•	Product identification related products such as industrial marking and coding systems used to code information (i.e. dates and serial numbers) on consumer products, printing products for cartons used in warehouse logistics operations, bar code printers and portable printers.

•	Energy market production and distribution products such as sucker rods, drill bit inserts for oil and gas exploration, gas well production control devices, control valves, piston and seal rings, control instrumentation, remote data collection and transfer devices, and components for compressors, turbo machinery, motors and generators.

•	Fluid solution products including nozzles, swivels and breakaways used to deliver various types of fuel, suction system equipment, unattended fuel management systems, integrated tank monitoring, pumps used in fluid transfer applications, quick disconnect couplings used in a wide variety of biomedical and commercial applications, and chemical proportioning and dispensing systems.

•	Electronic technology equipment and devices/components such as advanced micro-component products for the hearing aid and consumer electronics industries, high frequency capacitors, microwave electro-magnetic switches, radio frequency and microwave filters, electromagnetic products, frequency control/select components and sophisticated automated assembly and testing equipment.

Business Strategy

The Company operates with certain fundamental business strategies. First, it seeks to acquire and own businesses which manufacture proprietary engineered industrial products which are leaders in four broad markets: Industrial Products, Engineered Systems, Fluid Management and Electronic Technologies. To ensure success, Dover companies place strong emphasis on new product development to better serve customers and expand into new product and geographic markets. Second, the Company drives its businesses to be committed to operational excellence, and to be market leaders as measured by market share, customer service, innovation, profitability and return on invested capital. Third, the Company is committed to an operating culture with high ethical standards, trust, respect and open communication, to allow individual growth and operational effectiveness. Fourth, the Company seeks to utilize its strong free cash flow in a balanced manner to grow its businesses and to increase shareholder value.

Management Philosophy

The Company’s operating structure of four defined industry segments and six core business platforms drives focused acquisition activity, accelerates opportunities to identify and capture operating synergies, including global sourcing and supply chain integration, and advances the development of Dover’s executive talent. The presidents of Dover’s operating companies and groups have responsibility for their businesses’ performance as they are able to serve customers by focusing closely on their products and markets, and by reacting quickly to customer needs. The Company’s platform, segment and executive management sets strategic direction, provides oversight, allocates and manages capital, assists in major acquisitions and provides other services.

Portfolio Development

Acquisitions

Dover’s acquisition program has two elements. First, it seeks to acquire value creating add-on businesses that broaden its existing platforms and global reach, manufacture innovative components and equipment, specialty systems and/or support services, and sell to industrial or commercial users. Second, it will strategically pursue larger, stand-alone businesses that have the potential to either complement our existing companies or allow Dover to pursue a new platform. During the period from 2005 through 2007, the Company significantly increased the level of acquisition spending, buying 24 businesses with an aggregate cost of $2.5 billion. Annualized revenue of these companies was approximately $1.4 billion as of their date of acquisition with projected operating margins in the range of 15%.

In 2007, the Company acquired seven businesses, all of which were add-on businesses, for an aggregate cost of $273.6 million. In 2006, Dover acquired seven companies (five add-ons) for an aggregate cost of $1,116.8 million, the highest annual acquisition investment level in its history. During 2005, the Company acquired a total of ten businesses (eight add-ons) for an aggregate cost of $1,089.7 million.

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

Divestitures

While the Company generally expects to hold businesses that it buys, during the past three years (2005 — 2007) the Company engaged in a thorough review of its portfolio of businesses to verify that those businesses continue to be essential contributors to Dover’s long-term growth strategy. Based on that review, the Company has over the past three years discontinued 22 and sold 20 operations for an aggregate consideration of approximately $696 million. In addition, there are occasionally situations in which one of Dover’s companies is a very attractive acquisition for another company based on specific market conditions. In those circumstances, Dover might make an opportunistic sale. For more details, see the “Discontinued Operations” discussion below and Note 8 to the Consolidated Financial Statements in Item 8.

Reportable Segments

Below is a description of Dover’s reportable segments and related platforms. For additional financial information about Dover’s reportable segments, see Note 14 to the Consolidated Financial Statements in Item 8 of this Form 10-K.

Industrial Products

The Industrial Products segment provides products and services that improve its customers’ productivity as well as products used in various mobile equipment applications primarily in the transportation equipment, vehicle service and solid waste management markets. The segment manages and sells its products and services through two business platforms described below.

Material Handling

The Material Handling platform primarily serves two global markets — infrastructure and industrial automation. The companies in this platform develop and manufacture branded customer productivity enhancing systems. These products are produced in the United States, Mexico, Germany, Belgium, Thailand, India, China, Brazil and France and are marketed globally on a direct basis to original equipment manufacturers (OEMs) and through a global dealer and distribution network to industrial end users.

The Material Handling platform companies in the infrastructure market sell to broad segments of the construction, utility, demolition, recycling, scrap processing, material handling, forestry, energy, military, marine, towing/recovery, refuse and automotive OEM markets. Major products include mobile shears, concrete demolition tools, buckets, backhoes, trenchers, augers, worm gear and planetary winches, and hydraulic lift and electronic control/monitoring systems for mobile and structural cranes, 4WD and AWD powertrain systems and other accessories for off-road vehicles. These products are sold to OEMs and extensive dealer networks primarily in North America.

The Material Handling platform companies in the industrial automation market provide a wide range of modular automation components including manual clamps, power clamps, rotary and linear mechanical indexers, conveyors, pick and place units, as well as end-of-arm robotic grippers, slides and end effectors. These products serve a very broad market including food processing, packaging, paper processing, medical, electronic, automotive, nuclear, and general industrial products. These businesses generate almost half of their revenues outside the U.S.

Mobile Equipment

The Mobile Equipment platform serves three primary markets — transportation equipment, solid waste management and vehicle service. The companies in this platform manufacture tank trailers, specialty trailers, refuse collection bodies (garbage trucks), container lifts, on-site waste management and recycling systems, vehicle service lifts, touch-free and friction vehicle wash systems, vehicle collision measuring and repair systems, aerospace and submarine related fluid control assemblies, fasteners and bearings, internal engine components and other engine accessories. The businesses also provide components for off-road sports vehicles and high performance autos. The platform has manufacturing operations in North and South America, Asia and Europe.

The businesses in the transportation equipment market manufacture and sell aluminum, stainless steel and steel tank trailers that carry petroleum products, chemical, edible and dry bulk products, as well as specialty trailers focused on the heavy haul, oil field and recovery markets. Trailers are marketed both directly and indirectly through distributors to customers in the construction, trucking, railroad, oilfield and heavy haul industries. These products are also sold to government agencies in the U.S. and globally.

The businesses in the solid waste management market provide products and services for the refuse collection industry and for on-site processing and compaction of trash and recyclable materials. Products are sold to municipal customers, national accounts and independent waste haulers through a network of distributors and directly in certain geographic areas. The on-site waste management and recycling systems include a variety of stationery compactors, wire processing and separation machines, and balers that are manufactured and sold primarily in the U.S. to distribution centers, malls, stadiums, arenas, office complexes, retail stores and recycling centers.

The businesses in the vehicle service market provide a wide range of products and services that are utilized in vehicle services, maintenance, repair and modification. Vehicle lifts and collision equipment are sold through equipment distribution and directly to a wide variety of markets, including independent service and repair shops, collision repair shops, national chains and franchised service facilities, new vehicle dealers, and governments. Car wash suppliers, both “touch-free” and “friction” are sold primarily in the U.S. and Canada to major oil companies, convenience store chains and individual investors. These products are sold through a distribution network that installs the equipment and provides after sale service and support. High performance internal combustion engine components, including pistons, connecting rods and accessories, are designed to meet customer specifications for the racing and enthusiast markets in both the motor sports and automotive market segments. These products are sold directly and through distribution networks on a global basis.

Engineered Systems

The Engineered Systems segment provides products and services for the refrigeration, storage, packaging and preparation of food products, as well as industrial marking and coding systems for various markets and ATM machines used by retailers. The segment serves its markets by managing these products and services through two business platforms which are described below.

Product Identification

The Product Identification platform (“PI”) is a worldwide supplier of industrial marking and coding systems that serves the food, beverage, cosmetic, pharmaceutical, electronic, automotive and other markets where variable marking is required. Its primary printing products are used for marking variable information (such as date codes or serial numbers) on consumer products. PI provides solutions for product marking on primary packaging, secondary packaging such as cartons, and pallet marking for use in warehouse logistics operations. PI also manufactures bar code printers and portable printers used where on demand labels/receipts are required. The PI principal manufacturing facilities are in the United States, France and China with sales operations globally.

Engineered Products

The Engineered Products platform manufactures refrigeration systems, refrigeration display cases, walk-in coolers and freezers, electrical distribution products and engineering services, commercial foodservice equipment, cook-chill production systems, custom food storage and preparation products, kitchen ventilation systems, conveyer systems, beverage can-making machinery, and packaging machines used for meat, poultry and other food products. In addition, the platform manufactures copper-brazed compact heat exchangers, designs software for heating and cooling substations, and also manufactures ATM machines. The platform’s manufacturing facilities and distributing operations are in North America and Europe with additional distribution facilities in South America and Asia.

The majority of the systems and machinery that are manufactured or serviced by the Engineered Products platform is used by the supermarket industry, “big-box” retail and convenience stores, the commercial/industrial refrigeration industry, institutional and commercial foodservice markets, and beverage can-making industries. The commercial foodservice cooking equipment products serve their markets worldwide through a network of dealers, distributors, national chain accounts, manufacturer representatives, and a direct sales force with the primary market being North America.

The heat exchangers are sold via a direct sales force throughout the world for various applications in a wide variety of industries. The ATM hardware, software and services are provided to retail and financial institutions and are found in numerous major retail chains, convenience stores, airports, hotels, office buildings, restaurants, shopping centers, supermarkets and casinos.

Fluid Management

The Fluid Management segment provides products and services for end-to-end stewardship of its customers’ critical fluids including liquids, gases, powders and other solutions that are hazardous, valuable or process-critical. The segment provides highly engineered, cost-saving technologies that help contain, control, move, measure and monitor these critical fluids. To better serve its end-markets, these products and services are channeled through two business platforms described below.

Energy

The Energy platform serves the oil, gas and power generation industries. Its products promote the efficient and cost-effective extraction, storage and movement of oil and gas products, or constitute critical components for power generation equipment. Major products manufactured by companies within this platform include polycrystalline diamond cutters (PDCs) used in drill bits for oil and gas wells; steel sucker rods and accessories used in on-shore oil and gas production; pressure, temperature and flow monitoring equipment used in oil and gas exploration and production applications; and control valves and instrumentation for oil and gas production. In addition, these companies manufacture various compressor parts that are used in the natural gas production, distribution and oil refining markets, as well as, bearings and remote condition monitoring systems that are used for rotating machinery applications such as turbo machinery, motors, generators and compressors used in energy, utility, marine and other industries. Sales are made directly to customers and through various distribution channels. Sales are predominantly in North America with international sales directed largely to Europe and South America.

Fluid Solutions

The Fluid Solutions platform manufactures pumps, compressors, vehicle fuel dispensing products, and products for the transfer, monitoring, measuring and protection of hazardous, liquid and dry bulk commodities. In addition, these companies manufacture quick disconnect couplings and chemical proportioning and dispensing products. The products are manufactured in the United States, South America, Asia and Europe and marketed globally through a network of distributors or via direct channels.

Vehicle fuel dispensing products include conventional, vapor recovery, and clean energy (LPG, CNG, and Hydrogen) nozzles, swivels and breakaways, as well as tank pressure management systems. Products manufactured for the transportation, storage and processing of hazardous liquid and dry-bulk commodities include relief valves, loading/unloading angle valves, rupture disc devices, actuator systems, level measurement gauges, swivel joints, butterfly valves, lined ball valves, actuators, aeration systems, industrial access ports, manholes, hatches, coamings, collars, weld rings and fill covers.

This platform’s pumps and compressors are used to transfer liquid and bulk products and are sold to a wide variety of markets, including the refined fuels, LPG, pulp and paper, wastewater, food/sanitary, military, transportation and chemical process industries. These companies manufacture centrifugal, reciprocating (double diaphragm) and rotary pumps that are used in demanding and specialized fluid transfer process applications.

The quick disconnect couplings provide fluid control solutions to the industrial, food handling, life sciences and chemical handling markets. The chemical portioning and dispensing systems are used to dilute and dispense concentrated cleaning chemicals and are sold to the food service, health care, supermarket, institutional, school, building service contractor and industrial markets.

Electronic Technologies

The Electronic Technologies segment designs and manufactures electronic test, material deposition and manual soldering equipment, advanced micro-acoustic components, and specialty electronic components. The products are manufactured primarily in North America, Europe and Asia and are sold throughout the world directly and through a network of distributors.

The test equipment products include machines, test fixtures and related products used in testing “bare” and “loaded” electronic circuit boards and semiconductors. In addition, the segment manufactures high-speed precision material deposition machines and other related tools used in the assembly process for printed circuit boards and other specialty applications as well as precision manual soldering, de-soldering and other hand tools.

The micro-acoustic components manufactured include audio communications components, primarily miniaturized microphones, receivers and electromechanical components for use in hearing aids as well as high performance transducers for use in pro-audio devices, high-end headsets, medical devices, military headsets and far field arrays. The platform also designs, manufactures and assembles microphones for use in the personal mobile device and communications markets including mobile phones, PDAs, Bluetooth® headsets and laptop computers.

The specialty electronic components include frequency control/select components and modules employing quartz technologies, microwave electro-mechanical switches, radio frequency and microwave filters, and integrated assemblies, multi-layer ceramic capacitors and high frequency capacitors. These components are sold to communication, medical, defense, aerospace and automotive manufacturers worldwide.

Discontinued Operations

Companies that are considered discontinued operations in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” are presented separately in the consolidated statements of operations, balance sheets, and cash flows and are not included in continuing operations. Earnings from discontinued operations include charges, when necessary, to reduce these businesses to estimated fair value less costs to sell. Fair value is determined by using quoted market prices, when available, or other accepted valuation techniques. All interim and full year reporting periods presented reflect the continuing operations on a comparable basis. Please refer to Note 8 to the Consolidated Financial Statements in Item 8 of this Form 10-K for additional information on discontinued operations.

Raw Materials

Dover’s operating companies use a wide variety of raw materials, primarily metals and semi-processed or finished components, which are generally available from a number of sources. As a result, shortages or the loss of any single supplier have not had, and are not likely to have, a material impact on operating profits. While generally available, commodity pricing has trended upward over the past few years, particularly for various grades of steel, copper, aluminum and select other commodities, the Company has generally kept pace, or exceeded raw material cost increases, using pricing strategies.

Research and Development

Dover’s operating companies are encouraged to develop new products as well as to upgrade and improve existing products to satisfy customer needs, expand revenue opportunities domestically and internationally, maintain or extend competitive advantages, improve product reliability and reduce production costs. During 2007, $212.6 million was spent on research and development, including qualified engineering costs, compared with $155.0 million and $144.7 million in 2006 and 2005, respectively.

For the Product Identification and Electronic Technologies companies, efforts in these areas tend to be particularly significant because the rate of product development by their customers is often quite high. The companies that develop product identification equipment and specialty electronic components for the life sciences, datacom and telecom commercial markets believe that their customers expect a continuing rate of product performance improvement and reduced costs. The result has been that product life cycles in these markets generally average less than five years with meaningful sales price reductions over that time period.

Dover’s other segments contain many businesses that are also involved in important product improvement initiatives. These businesses also concentrate on working closely with customers on specific applications, expanding product lines and market applications, and continuously improving manufacturing processes. Most of these businesses experience a much more moderate rate of change in their markets and products than is generally experienced by the Product Identification platform and the Electronic Technologies segment.

Intellectual Property and Intangible Assets

Dover companies own many patents, trademarks, licenses and other forms of intellectual property, which have been acquired over a number of years and, to the extent relevant, expire at various times over a number of years. A large portion of the Dover companies’ intellectual property consists of patents, unpatented technology and proprietary information constituting trade secrets that the companies seek to protect in various ways, including confidentiality agreements with employees and suppliers where appropriate. In addition, a significant portion of the Company’s intangible assets relate to customer relationships. While the Dover companies’ intellectual property and customer relationships are important to their success, the loss or expiration of any of these rights or relationships, or any groups of related rights or relationships, is not likely to materially affect the Company on a consolidated basis. The Company believes that its companies’ commitment to continuous engineering improvements, new product development and improved manufacturing techniques, as well as strong sales, marketing and service efforts, are significant to their general leadership position in the niche markets that they serve.

Seasonality

In general, Dover companies, while not seasonal, tend to have stronger revenue in the second and third quarters, particularly companies serving the consumer electronics, transportation, construction, waste hauling, petroleum, commercial refrigeration and food service markets. Companies serving the major equipment markets, such as power generation, chemical and processing industries, have long lead times geared to seasonal, commercial or consumer demands, and tend to delay or accelerate product ordering and delivery to coincide with those market trends.

Customers

Dover’s companies serve thousands of customers, no one of which accounted for more than 10% of the Company’s consolidated revenue in 2007. Within each of the four segments, no customer accounted for more than 10% of that segment’s revenue in 2007.

With respect to the Engineered Systems, Fluid Management and Industrial Products segments, customer concentrations are quite varied. Companies supplying the waste handling, construction, agricultural, defense, energy, automotive and commercial refrigeration industries tend to deal with a few large customers that are significant within those industries. This also tends to be true for companies supplying the power generation, aerospace and chemical industries. In the other markets served, there is usually a much lower concentration of customers, particularly where the companies provide a substantial number of products as well as services applicable to a broad range of end use applications.

Certain companies within the Electronic Technologies segment serve the military, space, aerospace, commercial and datacom/telecom infrastructure markets. Their customers include some of the largest operators in these markets. In addition, many of the OEM customers of these companies within the Electronic Technologies segment outsource their manufacturing to Electronic Manufacturing Services (“EMS”) companies. Other customers include global cell phone and hearing aid manufacturers, many of the largest global EMS companies, particularly in China, and major printed circuit board and semi-conductor manufacturers.

Backlog

Backlog generally is not a significant long-term success factor in most of Dover’s businesses, as most of the products of Dover companies have relatively short order-to-delivery periods. It is more relevant to those businesses that produce larger and more sophisticated machines or have long-term government contracts, primarily in the Mobile Equipment platform within the Industrial Products segment, and in the testing equipment and components business in the Electronic Technologies segment. Total Company backlog as of December 31, 2007 and 2006 was $1,385.7 million and $1,227.0 million, respectively.

Competition

Dover’s competitive environment is complex because of the wide diversity of the products its companies manufacture and the markets they serve. In general, most Dover companies are market leaders that compete with only a few companies and the key competitive factors are customer service, product quality and innovation. Dover companies usually have more significant competitors domestically, where their principal markets are, than in non-U.S. markets; however, Dover companies are becoming increasingly global where more competitors exist.

Certain companies in the Electronic Technologies and Engineered Systems segments compete globally against a variety of companies, primarily operating in Europe and the Far East.

International

For non-U.S. revenue and an allocation of the assets of the Company’s continuing operations, see Note 14 to the Consolidated Financial Statements in Item 8 of this Form 10-K.

Although international operations are subject to certain risks, such as price and exchange rate fluctuations and non-U.S. governmental restrictions, Dover continues to increase its expansion into international markets, including South America, Asia and Eastern Europe.

Most of Dover’s non-U.S. subsidiaries and affiliates are based in France, Germany, the United Kingdom, the Netherlands, Sweden, Switzerland and, with increased emphasis, China, Malaysia, India, Mexico, Brazil and Eastern Europe.

Environmental Matters

Dover believes its companies’ operations generally are in substantial compliance with applicable regulations. In a few instances, particular plants and businesses have been the subject of administrative and legal proceedings with governmental agencies or private parties relating to the discharge or potential discharge of regulated substances. Where necessary, these matters have been addressed with specific consent orders to achieve compliance. Dover believes that continued compliance will not have a material impact on the Company’s financial position and will not require significant expenditures or adjustments to reserves.

Employees

The Company had approximately 33,400 employees in continuing operations as of December 31, 2007.

Other Information

Dover makes available through the “Financial Reports” link on its Internet website, http://www.dovercorporation.com, the Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to these reports. Dover posts each of these reports on the website as soon as reasonably practicable after the report is filed with the Securities and Exchange Commission. The information on the Company’s Internet website is not incorporated into this Form 10-K.

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

Cyclical Economic Conditions May Affect the Company’s Financial Performance

A meaningful portion of the Company’s revenue, most notably that from the Electronic Technologies segment, is derived from companies that serve the global electronics markets, which are subject to unpredictable short-term business cycles. As a result, the revenue and operating performance of these companies in any one period are not necessarily predictive of their revenue and operating performance in other periods, and could have a material impact on Dover’s consolidated financial position.

The Energy platform in the Fluid Management segment is subject to risk due to the volatility of energy prices, although overall demand is more directly related to depletion rates and rig counts.

In addition, Dover is subject to substantially the same risk factors as other U.S.-based industrial manufacturers. However, except as noted above, the structure of Dover and the many different markets its companies serve mitigates the possibility that any of these risk factors will materially impact Dover’s consolidated financial position.

Item 1B.	Unresolved Staff Comments

Not Applicable.

Item 2.	Properties

The number, type, location and size of the Company’s properties as of December 31, 2007 are shown on the following charts, by segment:

	Number and Nature of Facilities			Square Footage (000’s)
Segment	Mfg.	Warehouse	Sales/ Service	Owned	Leased

Industrial Products	80	12	27	4,300	2,000
Engineered Systems	36	44	136	2,700	1,600
Fluid Management	64	13	37	2,700	1,100
Electronic Technologies	58	8	49	1,300	1,600

	Locations				Leased Facilities
	North				Expiration Dates (Years)
	America	Europe	Asia	Other	Minimum	Maximum

Industrial Products	96	12	7	4	1	11
Engineered Systems	40	56	46	13	1	18
Fluid Management	79	14	5	3	1	5
Electronic Technologies	38	24	40	1	1	13

The facilities are generally well maintained and suitable for the operations conducted.

Item 3.	Legal Proceedings

A few of the Company’s subsidiaries are involved in legal proceedings relating to the cleanup of waste disposal sites identified under federal and state statutes which provide for the allocation of such costs among “potentially responsible parties.” In each instance, the extent of the subsidiary’s liability appears to be very small in relation to the total projected expenditures and the number of other “potentially responsible parties” involved and is anticipated to be immaterial to the Company. In addition, a few of the Company’s subsidiaries are involved in ongoing remedial activities at certain plant sites, in cooperation with regulatory agencies, and appropriate reserves have been established.

The Company and certain of its subsidiaries are, and from time to time may become, parties to a number of other legal proceedings incidental to their businesses. These proceedings primarily involve claims by private parties alleging injury arising out of use of products of Dover companies, exposure to hazardous substances or patent infringement, employment matters and commercial disputes. Management and legal counsel periodically review the probable outcome of such proceedings, the costs and expenses reasonably expected to be incurred, the availability and extent of insurance coverage, and established reserves. While it is not possible to predict the outcome of these legal actions or any need for additional reserves, in the opinion of management, based on these reviews, it is unlikely that the disposition of the lawsuits and the other matters mentioned above will have a material adverse effect on the Company’s financial position, results of operations, cash flows or competitive position.

Item 4.	Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of the Company’s security holders in the last quarter of 2007.

Executive Officers of the Registrant

All officers are elected annually at the first meeting of the Board of Directors and are subject to removal at any time by the Board of Directors. The executive officers of Dover as of February 28, 2008, and their positions with the Company (and, where relevant, prior business experience) for the past five years, are as follows:

Name	Age	Positions Held and Prior Business Experience

Ronald L. Hoffman	59	Chief Executive Officer (since January 2005), President (since July 2003) and Chief Operating Officer (from July 2003 — December 2004) of Dover; President and Chief Executive Officer of Dover Resources, Inc. (from January 2002 to July 2003).
Ralph S. Coppola	63	Vice President of Dover and President of Engineered Products Platform (since July 2007); prior thereto Vice President of Dover and President and Chief Executive Officer of Dover Systems, Inc. (since October 2004); prior thereto for more than five years President of Hill Phoenix, Inc.
Thomas W. Giacomini	42	Vice President of Dover and President of Material Handling Platform (since October 2007); prior thereto President of Warn Industries, Inc. (since July 2005); prior thereto Chief Operating Officer of Warn Industries, Inc. (from 2000 to July 2005).
Paul E. Goldberg	44	Treasurer and Director of Investor Relations of Dover (since February 2006); prior thereto Assistant Treasurer of Dover (since July 2002).
Robert G. Kuhbach	60	Vice President, Finance and Chief Financial Officer (since November 2002).
Robert A. Livingston	54	Vice President of Dover and President and Chief Executive Officer of Dover Engineered Systems, Inc. (since July 2007); prior thereto Vice President of Dover and President and Chief Executive Officer of Dover Electronics, Inc. (since October 1, 2004); prior thereto President of Vectron International, Inc. (since January 2002).
Raymond T. McKay, Jr.	54	Vice President of Dover (since February 2004), Controller of Dover (since November 2002).
George Pompetzki	55	Vice President, Taxation of Dover (since May 2003); prior thereto for more than five years Senior Vice President of Taxes, Siemens Corporation (a manufacturer of diversified industrial products).
David J. Ropp	62	Vice President of Dover and President and Chief Executive Officer of Dover Industrial Products, Inc. (since July 2007); prior thereto Vice President of Dover and President and Chief Executive Officer of Dover Resources, Inc. (since July 2003); prior thereto, Executive Vice President of Dover Resources, Inc. (since February 2003); prior thereto, President of OPW Fueling Components (since February 1998).
Timothy J. Sandker	59	Vice President of Dover; prior thereto, Vice President of Dover and President and Chief Executive Officer of Dover Industries, Inc. (July 2003 through June 2007); prior thereto Executive Vice President Dover Industries (since April 2000).
Joseph W. Schmidt	61	Vice President, General Counsel and Secretary of Dover (since January 2003); prior thereto for more than five years partner in Coudert Brothers LLP (a multi-national law firm).

Name	Age	Positions Held and Prior Business Experience

Sivasankaran Somasundaram	42	Vice President of Dover and President of Fluid Solutions Platform (since January 2008); prior thereto President of Gas Equipment Group (since May 2006); prior thereto President of RPA Process Technologies (since March 2004); prior thereto Vice President of Dorr-Oliver Eimco (supplier of solid/liquid separation equipment and wholly-owned subsidiary of GLV Inc.) (from November 2002 through February 2004).
William W. Spurgeon	49	Vice President of Dover and President and Chief Executive Officer of Dover Fluid Management, Inc. (since July 2007); prior thereto Vice President of Dover and President and Chief Executive Officer of Dover Diversified, Inc. (since October 1, 2004); prior thereto Executive Vice President of Dover Diversified, Inc. (since March 2004); prior thereto President of Sargent Controls & Aerospace (since October 2001).
Robert A. Tyre	63	Vice President, Corporate Development of Dover.
David Van Loan	59	Vice President of Dover and President and Chief Executive Officer of Dover Electronic Technologies, Inc. (since July 2007); prior thereto Vice President of Dover and President and Chief Executive Officer of Dover Technologies International, Inc. (since January 2006) and President and Chief Executive Officer of Dover Technologies International, Inc. (since May 2005); prior thereto for more than eight years, President and Chief Executive Officer of Everett Charles Technologies Inc.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information and Dividends

The principal market in which the Company’s common stock is traded is the New York Stock Exchange. Information on the high and low sales prices of such stock, and the frequency and the amount of dividends paid during the last two years, is as follows:

	2007			2006
	Market Prices		Dividends	Market Prices		Dividends
	High	Low	Per Share	High	Low	Per Share

First Quarter	$50.92	$46.07	$0.185	$49.55	$40.30	$0.170
Second Quarter	53.75	47.41	0.185	51.92	44.22	0.170
Third Quarter	54.59	47.16	0.200	50.23	45.12	0.185
Fourth Quarter	51.58	44.34	0.200	51.50	46.83	0.185

			$0.770			$0.710

Holders

The number of holders of record of the Company’s Common Stock as of January 31, 2008 was approximately 16,282. This figure includes participants in the Company’s 401(k) program.

Securities Authorized for Issuance Under Equity Compensation Plans

Information regarding securities authorized for issuance under the Company’s equity compensation plans is contained in Part III, Item 12 of this Form 10-K.

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

The table below presents shares of the Company’s stock which were acquired by the Company during the fourth quarter.

					Maximum Number
				Total Number	(or Approximate Dollar
				of Shares Purchased	Value) of Shares that
	Total Number		Average	as Part of Publicly	May Yet Be Purchased
	of Shares		Price Paid	Announced Plans	under the Plans
Period	Purchased		Per Share	or Programs	or Programs(2)

October 1 to October 31	1,505,038		$46.11	1,500,000	2,500,000
November 1 to November 30	3,252,006		45.77	3,250,000	9,250,000
December 1 to December 31	106,987		47.00	89,500	9,160,500

For the Fourth Quarter 2007	4,864,031	(1)	45.90	4,839,500	9,160,500

(1)	5,038, 2,006 and 17,487 of these shares were acquired by the Company in October, November and December, respectively, from the holders of its employee stock options when they tendered shares as full or partial payment of the exercise price of such options. These shares are applied against the exercise price at the market price on the date of exercise. The remainder of the shares were purchased in open market transactions.

(2)	As of October 31, 2007, 2,500,000 shares were still available for repurchase under the 10,000,000 share repurchase program announced in the third quarter of 2007. In November 2007, the Board of Directors announced an additional program authorizing repurchases of additional shares at an aggregate price of up to $500 million.

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

Comparison Of Five Year Cumulative Total Return*
Dover Corporation, S&P 500 Index & Peer Group Index

Total Stockholder Returns

Data Source: Hemscott, Inc.

This graph assumes $100 invested on December 31, 2002 in Dover Corporation common stock, the S&P 500 index and a peer group index. The peer index consists of the following public companies selected by the Company based on its assessment of businesses with similar industrial characteristics: Actuant Corp., Ametek Inc., Carlisle Cos. Inc., Cooper Industries Inc., Crane Co., Danaher Corp., Eaton Corp., Emerson Electric Co., Federal Signal Corp., Honeywell International, Inc., Hubbell Incorporated, Illinois Tool Works, Ingersoll-Rand Company Limited, ITT Industries Inc., 3M Co. (formerly Minnesota Mining & Mfg.), Parker-Hannifin Corp., Pentair Inc., Perkinelmer Inc., Tecumseh Products CL A., Tyco International Ltd. And United Technologies Corp.

*	Total return assumes reinvestment of dividends.

Item 6.	Selected Financial Data

Selected Dover Corporation financial information for the years 2003 through 2007 is set forth in the following 5-year Consolidated Table.

	2007	2006	2005	2004	2003
	(In thousands, except per share figures)

Revenue	$7,226,089	$6,329,279	$5,134,828	$4,311,596	$3,497,568
Earnings from continuing operations	653,273	592,455	432,503	351,518	252,463
Basic earnings (loss) per share:
Continuing operations	$3.24	$2.91	$2.13	$1.73	$1.25
Discontinued operations	0.04	(0.15)	0.38	0.30	0.20
Net earnings	3.28	2.76	2.51	2.03	1.45

Weighted average shares outstanding	201,330	203,773	202,979	203,275	202,576

Diluted earnings (loss) per share:
Continuing operations	$3.22	$2.88	$2.12	$1.72	$1.24
Discontinued operations	0.04	(0.15)	0.38	0.30	0.20
Net earnings	3.26	2.73	2.50	2.02	1.44

Weighted average shares outstanding	202,918	205,497	204,177	204,786	203,614

Dividends per common share	$0.77	$0.71	$0.66	$0.62	$0.57

Capital expenditures	$174,252	$190,732	$126,395	$82,293	$71,938
Depreciation and amortization	245,028	195,633	148,538	127,934	120,444
Total assets	8,069,770	7,626,657	6,580,492	5,777,853	5,151,398
Total debt	2,090,652	1,771,040	1,538,335	1,090,393	1,066,071

All results and data in the table above reflect continuing operations, unless otherwise noted.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

Special Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K, especially this Item 7, contains forward-looking statements within the meaning of applicable law. Forward-looking statements are subject to inherent uncertainties and risks. It is important that you read “SPECIAL NOTES REGARDING FORWARD-LOOKING STATEMENTS” inside the front cover of this Annual Report on Form 10-K for more information about these forward-looking statements and their inherent uncertainties and risks.

(1)	FINANCIAL CONDITION

Liquidity and Capital Resources

Management assesses the Company’s liquidity in terms of its ability to generate cash to fund its operating, investing and financing activities. Significant factors affecting liquidity are: cash flows generated from operating activities, capital expenditures, acquisitions, dispositions, dividends, repurchases of outstanding shares, adequacy of available commercial paper and bank lines of credit, and the ability to attract long-term capital with satisfactory terms. The Company generates substantial cash from operations and remains in a strong financial position, with sufficient liquidity available for reinvestment in existing businesses and strategic acquisitions while managing its capital structure on a short and long-term basis.

The following table is derived from the Consolidated Statements of Cash Flows:

	Years Ended December 31,
Cash Flows from Continuing Operations	2007	2006
	(In thousands)

Net Cash Flows Provided By (Used In):
Operating activities	$901,941	$866,082
Investing activities	(332,411)	(842,600)
Financing activities	(345,673)	128,290

Cash flows provided by operating activities during 2007 increased $35.9 million over the prior year primarily reflecting higher earnings from continuing operations before depreciation and amortization partially offset by higher incentive compensation, interest and tax payments.

Cash used in investing activities during 2007 decreased $510.2 million compared to 2006, reflecting lower acquisition spending and capital expenditures, partially offset by lower proceeds from the disposition of businesses during 2007 compared to 2006. Acquisition expenditures in 2007 were $273.6 million compared to $1,116.8 million in 2006, while proceeds from the disposition of businesses were $91.0 million, down $354.9 million from $445.9 million in 2006. Capital expenditures of $174.3 million decreased from $190.7 million in the prior year, and primarily funded investments in plant expansions, plant machinery and information systems. The Company currently anticipates that any acquisitions made during 2008 will be funded from available cash and internally generated funds and, if necessary, through the issuance of commercial paper, established lines of credit or public debt markets. Capital expenditures for 2008 are generally expected to be at or below 2007 levels.

Cash used in financing activities during 2007 totaled $345.7 million compared to cash provided by financing activities of $128.3 million in the 2006 period. The change in financing activity during 2007 primarily reflected cash used to purchase 12.4 million shares of Dover common stock on the open market, under its share repurchase program, throughout 2007 for a total of $591 million. A portion of these shares were acquired through an accelerated share repurchase agreement (“ASR”) under which the Company, during the third quarter of 2007, purchased 6 million shares of its common stock at an initial purchase price of $51.64 per share. Upon settlement of this ASR in the fourth quarter of 2007, the final economic purchase price was $48.36 per share, representing an average of the volume weighted average price of the Company’s common stock during the outstanding period less a negotiated discount amount. The 2007 share repurchases were funded through cash from operations, proceeds from the disposition of businesses and an increase in outstanding commercial paper borrowings.

Adjusted working capital (a non-GAAP measure calculated as accounts receivable, plus inventory, less accounts payable) increased from the prior year end by $29.1 million, or 2%, to $1,363.0 million which reflected an increase in receivables of $57.4 million, a decrease in inventory of $13.0 million and an increase in accounts payable of $15.3 million. Excluding acquisitions and the effects of foreign exchange translation, adjusted working capital would have decreased by $50.1 million, or 4%. Average annual adjusted working capital as a percentage of revenue (a non-GAAP measure calculated as the five-quarter average balance of accounts receivable, plus inventory, less accounts payable divided by the trailing twelve months of revenue) increased slightly to 19.2% at December 31, 2007 from 19.0% at December 31, 2006.

In addition to measuring its cash flow generation and usage based upon the operating, investing and financing classifications included in the Consolidated Statements of Cash Flows, the Company also measures free cash flow (a non-GAAP measure). Management believes that free cash flow is an important measure of operating performance because it provides both management and investors a measurement of cash generated from operations that is available to fund acquisitions, pay dividends, repay debt and repurchase Dover’s common stock. For further information, see Non-GAAP Disclosures at the end of this Item 7.

Free cash flow for the year ended December 31, 2007 was $727.7 million or 10.1% of revenue compared to $675.4 million or 10.7% of revenue in the prior year. The 2007 increase in free cash flow reflected higher earnings from continuing operations before depreciation and amortization and lower capital expenditures, partially offset by higher tax payments in 2007. The following table is a reconciliation of free cash flow to cash flows from operating activities:

	Years Ended December 31,
Free Cash Flow	2007	2006
	(In thousands)

Cash flow provided by operating activities	$901,941	$866,082
Less: Capital expenditures	174,252	190,732

Free cash flow	$727,689	$675,350

Free cash flow as a percentage of revenue	10.1%	10.7%

At December 31, 2007, the Company’s net property, plant, and equipment totaled $885.1 million compared to $815.2 million at the end of 2006. The increase in net property, plant and equipment reflected capital expenditures of $174.3 million, acquisitions of $27.0 million and $25.0 million related to foreign currency fluctuations, partially offset by depreciation and disposals.

The aggregate of current and deferred income tax assets and liabilities decreased from a $268.5 million net liability at the beginning of the year to a net liability of $238.6 million at year-end 2007. This resulted primarily from an increase in deferred tax assets arising from accrued expenses, principally for state income taxes, and a decrease in deferred tax liabilities related to intangible assets.

Dover’s consolidated benefit obligation related to defined and supplemental retirement benefits decreased by $31.0 million in 2007. The decrease was due primarily to actuarial gains, benefits paid and plan amendments, offset by benefits earned, interest cost and currency rate changes. In 2007, plan assets increased $18.8 million primarily due to gains on plan investments during the year and company contributions, partially offset by benefits paid. It is estimated that the Company’s defined and supplemental retirement benefits expense will decrease from $49.5 million in 2007 to approximately $38.3 million in 2008.

The Company utilizes the net debt to total capitalization calculation (a non-GAAP measure) to assess its overall financial leverage and capacity and believes the calculation is useful to investors for the same reason. The following table provides a reconciliation of net debt to total capitalization to the most directly comparable GAAP measures:

	At December 31,	At December 31,
Net Debt to Total Capitalization Ratio	2007	2006
	(In thousands)

Current maturities of long-term debt	$33,175	$32,267
Commercial paper and other short-term debt	605,474	258,282
Long-term debt	1,452,003	1,480,491

Total debt	2,090,652	1,771,040
Less: Cash and cash equivalents	602,412	374,845

Net debt	1,488,240	1,396,195

Add: Stockholders’ equity	3,946,173	3,811,022

Total capitalization	$5,434,413	$5,207,217

Net debt to total capitalization	27.4%	26.8%

The total debt level of $2,090.7 million at December 31, 2007 increased $319.6 million from December 31, 2006 due to increased commercial paper borrowings used to fund the Company’s ASR program and other open market purchases of its common stock. Net debt at December 31, 2007 increased $92 million as a result of the total debt increase, partially offset by an increase in cash generated from operations. The percentage increase in net debt to total capital, after $591 million of share repurchases, reflects strong operational free cash flow and proceeds from dispositions of $91 million.

Dover’s long-term debt instruments had a book value of $1,485.2 million on December 31, 2007 and a fair value of approximately $1,496.0 million. On December 31, 2006, the Company’s long-term debt instruments had a book value of $1,512.8 million and a fair value of approximately $1,502.9 million.

The Company believes that existing sources of liquidity are adequate to meet anticipated funding needs at comparable risk-based interest rates for the foreseeable future. Acquisition spending and/or share repurchases could potentially increase Company debt. However, management anticipates that the net debt to total capitalization ratio will remain generally consistent with historical levels. Operating cash flow and access to capital markets are expected to satisfy the Company’s various cash flow requirements, including acquisitions and capital expenditures.

Management is not aware of any potential impairment to the Company’s liquidity, and the Company is in compliance with all of its long-term debt covenants. It is anticipated that in 2008 any funding requirements above cash generated from operations will be met through the issuance of commercial paper and, depending upon market conditions, through the issuance of long-term debt.

As of December 31, 2007, there were two interest rate swap agreements outstanding for a total notional amount of $100.0 million designated as fair value hedges on part of the Company’s $400.0 million 6.50% Notes due on February 15, 2011. One $50 million interest rate swap exchanges fixed-rate interest for variable-rate interest. The other $50 million swap is designated in foreign currency and exchanges fixed-rate interest for variable-rate interest, and also hedges a portion of the Company’s net investment in international operations. The swap agreements have reduced the effective interest rate on the notes to 6.43%. There is no hedge ineffectiveness, and the fair value of the interest rate swaps outstanding as of December 31, 2007 was determined through market quotation.

At December 31, 2007, the Company had open foreign exchange forward purchase contracts expiring through February 2008 related to fair value hedges of foreign currency exposures as follows:

	Currencies Sold
	U.S.	Average		Average	Swiss Franc	Average
	Dollar	Contract	Euro	Contract	Dollar	Contract
Currencies Purchased	Value	Rate	Value	Rate	Value	Rate
	(In thousands)

Euro	$—	—	—	—	18,000	1.6379
Swiss Franc	11,000	0.8812	€4,000	0.6038	—	—

The Company’s credit ratings, which are independently developed by the respective rating agencies, are as follows for the years ended December 31:

	2007		2006
	Short term	Long term	Short term	Long term

Moody’s	P-1	A2	P-1	A2
Standard & Poor’s	A-1	A	A-1	A
Fitch	F1	A	F1	A

Contractual Obligations Table

A summary of the Company’s undiscounted long-term debt, commitments and obligations as of December 31, 2007 and the years when these obligations are expected to be due is as follows:

	Payments Due by Period
		Less than 1				More than
	Total	Year		1-3 Years	3-5 Years	5 Years	Other(A)
	(In thousands)

Long-term debt	$1,485,178	$183,175	(B)	$73,904	$434,372	$793,727	$—
Interest expense	905,424	73,966		140,120	91,370	599,968	—
Rental commitments	185,561	45,493		61,100	34,007	44,961	—
Purchase obligations	19,937	19,327		610	—	—	—
Capital leases	15,921	2,300		3,232	2,573	7,816	—
Supplemental & post- retirement benefits	174,000	9,000		46,000	29,000	90,000	—
Uncertain tax positions(A)	238,168	19,751		—	—	—	218,417
Other long-term obligations	4,054	917		1,321	868	948	—

Total obligations	$3,028,243	$353,929		$326,287	$592,190	$1,537,420	$218,417

(A)	Due to the uncertainty of the potential settlement of future uncertain tax positions, management is unable to estimate the timing of the related payments, if any, that will be made subsequent to 2008. These amounts do not include the potential indirect benefits resulting from deductions or credits for payments made to other jurisdictions.

(B)	Includes $150 million Note due June 2008, which the Company has the intent and ability to refinance for a period of greater than one year.

Severance and Exit Reserves

From time to time, the Company will initiate various restructuring programs at its operating companies or record severance and exit costs in connection with purchase accounting for acquisitions. At December 31, 2007 and 2006, the Company had reserves related to severance and exit activities of $28.4 million and $23.3 million, respectively. During 2007, the Company recorded $12.8 million in purchase accounting reserves related to acquisitions, made $9.7 million in payments and recorded additional charges of $1.9 million.

(2)	RESULTS OF OPERATIONS:

2007 COMPARED TO 2006

Consolidated Results of Operations

Revenue for the year ended December 31, 2007 increased 14% over 2006, due to increases of $473.1 million at Engineered Systems, $294.8 million at Industrial Products and $152.4 million at Fluid Management. These revenue increases were due to positive market fundamentals and acquisitions, while Electronic Technologies’ revenue decreased $21.5 million due to weakness in its markets. Overall, Dover’s organic revenue growth was 2.3%, acquisition growth was 9.7% and the impact from foreign exchange was 2.1%. Gross profit increased 14% to $2,621.7 million from 2006 while the gross profit margin remained essentially flat at 36.3% and 36.5%, respectively.

Selling and administrative expenses of $1,641.0 million for the year ended December 31, 2007 increased $230.3 million over the comparable 2006 period, primarily due to increased revenue activity and increases in compensation and pension benefit costs.

Interest expense, net, increased 16% to $89.0 million for 2007, compared to $77.0 million for 2006 due to higher average outstanding borrowings used to fund purchases of the Company’s common stock and average commercial paper rates.

Other expense (income), net for 2007 and 2006 of $4.1 million and $11.4 million, respectively, was driven primarily by foreign exchange losses, partially offset by other miscellaneous income.

The 2007 and 2006 tax rates for continuing operations were 26.4%, and 26.8%, respectively. Both periods were favorably impacted by the mix of non-U.S. earnings in low-taxed overseas jurisdictions.

Earnings from continuing operations for 2007 were $653.3 million or $3.22 per diluted share compared to $592.5 million or $2.88 per diluted share in 2006. For 2007, net earnings were $661.1 million, or $3.26 per diluted share, which included $7.8 million, or $0.04 per diluted share, of income from discontinued operations, compared to $561.8 million, or $2.73 per diluted share for 2006, which included a $30.7 million, or $0.15 per diluted share, loss from discontinued operations. Refer to Note 8 in the Consolidated Financial Statements for additional information on discontinued operations.

Segment Results of Operations

Industrial Products

	Twelve Months Ended December 31,
	2007	2006	% Change
	(In thousands)

Revenue
Material Handling	$959,112	$706,499	36%
Mobile Equipment	1,262,984	1,220,718	3%
Eliminations	(977)	(928)

	$2,221,119	$1,926,289	15%

Segment earnings	$297,051	$251,228	18%
Operating margin	13.4%	13.0%
Acquisition related depreciation and amortization expense*	$26,709	$25,213	6%
Bookings
Material Handling	$961,047	$712,570	35%
Mobile Equipment	1,364,340	1,251,096	9%
Eliminations	(1,556)	(2,799)

	$2,323,831	$1,960,867	19%

Backlog
Material Handling	$149,628	$146,614	2%
Mobile Equipment	543,776	429,191	27%
Eliminations	(195)	(165)

	$693,209	$575,640	20%

*	Represents the pre-tax impact on earnings from the depreciation and amortization of acquisition accounting write-ups to reflect the fair value of inventory, property, plant and equipment, and intangible assets.

Industrial Products’ revenue and earnings increases over the prior year were primarily the result of the acquisition of Paladin in August 2006 and the July 2007 acquisition of Hanmecson International, a Chinese manufacturer of vehicle lifts. For the year, the segment achieved 2% organic growth, while growth from acquisitions and the impact of foreign exchange accounted for 12% and 1%, respectively.

Material Handling revenue increased 36% while earnings increased 28% compared to the prior year. The increases were primarily due to the Paladin acquisition and improvements in the heavy winch, recreational vehicle and industrial automation businesses. Margin was impacted by the slowdown in the heavy construction business producing attachments and cylinders. In addition, the platform benefited from new product introductions, plant rationalization and global sourcing during 2007.

Mobile Equipment revenue and earnings increased 3% and 8%, respectively, over the prior year. The platform’s results benefited from the Hanmecson acquisition and core growth at businesses in the petroleum, crude oil and military markets, as well as a $5.3 million net pre-tax gain on the sale of a facility in the second quarter of 2007. However, softness experienced in the automotive service industry and the aerospace service business partially offset these gains.

Engineered Systems

	Twelve Months Ended December 31,
	2007	2006	% Change
	(In thousands)

Revenue
Engineered Products	$1,234,709	$1,105,862	12%
Product Identification	912,580	568,301	61%

	$2,147,289	$1,674,163	28%

Segment earnings	$281,817	$241,730	17%
Operating margin	13.1%	14.4%
Acquisition related depreciation and amortization expense*	$31,253	$14,636	114%
Bookings
Engineered Products	$1,209,452	$1,167,765	4%
Product Identification	919,216	562,096	64%

	$2,128,668	$1,729,861	23%

Backlog
Engineered Products	$230,796	$256,200	(10)%
Product Identification	68,938	57,706	19%

	$299,734	$313,906	(5)%

*	Represents the pre-tax impact on earnings from the depreciation and amortization of acquisition accounting write-ups to reflect the fair value of inventory, property, plant and equipment, and intangible assets.

Engineered Systems’ revenue and earnings increases over the prior year reflect the December 2006 acquisition of Markem and the May 2006 acquisition of O’Neil. Revenue growth due to acquisitions was 19%. However, most core businesses also improved as the segment achieved organic revenue growth of 7%, with the remainder due to the impact of foreign exchange. The decrease in operating margin was due to weakness in the ATM business.

Engineered Products’ revenue and earnings increased 12% and 5%, respectively, over the prior year due to strong supermarket and heat exchanger markets; offset by weakness in the ATM business which negatively impacted the revenue and earnings increases. Sequentially, revenue and earnings in the fourth quarter of 2007 were down 8% and 19%, respectively, reflecting normal seasonality and a slowdown in retail food equipment demand, along with reduced orders tied to high customer inventory levels in the heat exchanger business.

The Product Identification platform had revenue and earnings increases of 61% and 41%, respectively, during 2007 mostly reflecting the 2006 acquisitions of Markem and O’Neil. Overall, the revenue growth due to the 2006 acquisitions was 55%, while organic growth was 3% due to growth in the core direct coding business with the remainder due to foreign exchange.

Fluid Management

	Twelve Months Ended December 31,
	2007	2006	% Change
	(In thousands)

Revenue
Energy	$775,024	$684,178	13%
Fluid Solutions	707,113	645,399	10%
Eliminations	(129)	26

	$1,482,008	$1,329,603	11%

Segment earnings	$304,576	$267,377	14%
Operating margin	20.6%	20.1%
Acquisition related depreciation and amortization expense*	$15,569	$16,183	(4)%
Bookings
Energy	$785,065	$693,927	13%
Fluid Solutions	716,644	653,932	10%
Eliminations	(110)	(83)

	$1,501,599	$1,347,776	11%

Backlog
Energy	$88,245	$75,449	17%
Fluid Solutions	73,713	63,565	16%
Eliminations	(14)	(33)

	$161,944	$138,981	17%

*	Represents the pre-tax impact on earnings from the depreciation and amortization of acquisition accounting write-ups to reflect the fair value of inventory, property, plant and equipment, and intangible assets.

Fluid Management’s revenue and earnings increases were the result of strength at all businesses in the segment. The segment continued to benefit from strong results from the Energy platform which serves the oil, gas and power generation markets. As a result, the segment achieved organic growth of 9%, with the remainder primarily from foreign exchange.

The Energy platform’s revenue and earnings increased 13% and 15%, respectively, primarily due to strong oil and gas markets and increased power generation demand throughout 2007. The platform’s earnings growth further benefited from higher volume, productivity gains and operational improvements.

Fluid Solutions revenue and earnings both increased 10% when compared to the prior year due to improvements at all core businesses in the platform. Throughout 2007, the platform experienced strong demand in the chemical and rail markets. Overall, the platform had organic revenue growth of 6%, growth from acquisitions of 2%, with the reminder due to foreign exchange.

Electronic Technologies

	Twelve Months Ended December 31,
	2007	2006	% Change
	(In thousands)

Revenue	$1,390,103	$1,411,564	(2)%
Segment earnings	$180,337	$214,947	(16)%
Operating margin	13.0%	15.2%
Acquisition related depreciation and amortization expense*	$38,296	$32,914	16%
Bookings	1,378,551	1,410,043	(2)%
Backlog	232,704	200,048	16%

*	Represents the pre-tax impact on earnings from the depreciation and amortization of acquisition accounting write-ups to reflect the fair value of inventory, property, plant and equipment, and intangible assets.

Electronic Technologies’ year-over-year decreases in revenue and earnings were primarily due to softness in the semi-conductor end markets throughout 2007 compared to strong markets experienced in the prior year. The medical and military/space markets were strong throughout the year, while telecom markets remained flat. Overall, the increase in revenue due to acquisitions and foreign exchange were each 3%, while organic revenue decreased 8%.

2006 COMPARED TO 2005

Consolidated Results of Operations

Revenue for the year ended December 31, 2006 increased 23% over 2005 due to increases at all four segments led by increases of $470.1 million at Electronic Technologies and $269.4 million at Engineered Systems. The Electronic Technologies’ and Engineered Systems’ revenue increased due to acquisitions and strong organic growth. Overall, Dover’s organic revenue growth was 14%, acquisition growth was 9% and the impact from foreign exchange was negligible. Gross profit increased 26% to $2,308.6 million while the gross profit margin increased 80 basis points to 36.5%.

Selling and administrative expenses of $1,410.7 million for the year ended December 31, 2006 increased $227.0 million over the comparable 2005 period, primarily due to increased revenue activity and $26.1 million of equity compensation expense related to the adoption of Statement of Financial Accounting Standard 123(R), “Share Based Payment” (“SFAS No. 123(R)”), which requires companies to expense the fair value of equity compensation, such as stock options and stock appreciation rights (“SARs”), primarily over the related vesting period. The Company used the modified prospective method to adopt SFAS No. 123(R), which did not require the restatement of prior periods. Selling and administrative expenses as a percentage of revenue decreased to 22.3% from 23.1% in 2005. Excluding the effect of SFAS No. 123(R), selling and administrative expenses during the year ended December 31, 2006 would have been $1,384.6 million or 21.9% of revenue.

Interest expense, net, increased 7% to $77.0 million for 2006, compared to $72.2 million for 2005 due to higher average outstanding borrowings and average commercial paper rates.

Other expense (income), net for 2006 of $11.4 million was driven primarily by foreign exchange losses. Other expense (income), net of ($12.7) million for 2005 included foreign exchange gains of $7.8 million.

The 2006 tax rate for continuing operations was 26.8%, reflecting the effect of the full year retroactive extension of the U.S. federal research credit, a favorable mix of non-U.S. earnings in low-taxed overseas jurisdictions, a lower relative U.S. federal tax exclusion for non-U.S. sales in 2006 and the inclusion of a $7.8 million net benefit primarily related to the resolution of a state income tax issue. The 2005 tax rate for continuing operations of 26.5% included a $9.5 million provision related to the repatriation of $373.7 million of dividends and a $25.5 million benefit primarily related to the resolution of U.S. tax issues and a $5.5 million benefit related to a favorable federal tax court decision. Excluding the repatriation provision, the full year 2005 tax rate for continuing operations was 24.9%.

Earnings from continuing operations for 2006 were $592.5 million or $2.88 per diluted share, compared to $432.5 million or $2.12 per diluted share in 2005. For 2006, net earnings were $561.8 million, or $2.73 diluted share, which included a $30.7 million, or $0.15 per diluted share, loss from discontinued operations, compared to $510.1 million, or $2.50 per diluted share for 2005, which included $77.6 million, or $0.38 per diluted share, in earnings from discontinued operations. Refer to Note 8 in the Consolidated Financial Statements for additional information on discontinued operations.

Segment Results of Operations

Industrial Products

	Twelve Months Ended December 31,
	2006	2005	% Change
	(In thousands)

Revenue
Material Handling	$706,499	$586,713	20%
Mobile Equipment	1,220,718	1,144,444	7%
Eliminations	(928)	(1,207)

	$1,926,289	$1,729,950	11%

Segment earnings	$251,228	$233,860	7%
Operating margin	13.0%	13.5%
Acquisition related depreciation and amortization expense*	$25,213	$16,602	52%
Bookings
Material Handling	$712,570	$606,085	18%
Mobile Equipment	1,251,096	1,159,069	8%
Eliminations	(2,799)	(1,718)

	$1,960,867	$1,763,436	11%

Backlog
Material Handling	$146,614	$109,400	34%
Mobile Equipment	429,191	352,096	22%
Eliminations	(165)	(5)

	$575,640	$461,491	25%

*	Represents the pre-tax impact on earnings from the depreciation and amortization of acquisition accounting write-ups to reflect the fair value of inventory, property, plant and equipment, and intangible assets.

Industrial Products revenue and earnings increased over the prior year as a result of the August 2006 acquisition of Paladin and strength in the energy, military and commercial transportation markets as well as in the heavy winch business. Margin declined due to purchase accounting amortization related to the Paladin acquisition. Overall, the segment had organic revenue growth of 5% during the year, with the remainder primarily from acquisitions.

Material Handling revenue increased primarily due to the Paladin acquisition and continued growth in the heavy winch business, partially offset by softness in the automotive and recreational vehicle markets. Earnings increased 12% as the margin was impacted by the weak automotive, light construction and recreational vehicle markets.

Mobile Equipment revenue increased reflecting strength in the commercial transportation market. However, these improvements were negatively impacted by weakness in the North American automotive service industry.

Earnings increased 11% driven by volume and improved leverage. In addition, prior year earnings were positively impacted by a gain of approximately $1 million on the sale of a facility.

Engineered Systems

	Twelve Months Ended December 31,
	2006	2005	% Change
	(In thousands)

Revenue
Engineered Products	$1,105,862	$933,174	19%
Product Identification	568,301	471,618	21%

	$1,674,163	$1,404,792	19%

Segment earnings	$241,730	$205,494	18%
Operating margin	14.4%	14.6%
Acquisition related depreciation and amortization expense*	$14,636	$8,421	74%
Bookings
Engineered Products	$1,167,765	$983,939	19%
Product Identification	562,096	475,719	18%

	$1,729,861	$1,459,658	19%

Backlog
Engineered Products	$256,200	$194,719	32%
Product Identification	57,706	35,234	64%

	$313,906	$229,953	37%

*	Represents the pre-tax impact on earnings from the depreciation and amortization of acquisition accounting write-ups to reflect the fair value of inventory, property, plant and equipment, and intangible assets.

Engineered Systems revenue and earnings increases over the prior year reflect the relative strength of the segment’s markets during 2006. The slight decrease in operating margin was due to higher costs in the Engineered Products platform. The segment achieved organic growth of 14% with the remainder primarily from acquisitions.

Engineered Products revenue and earnings increased 19% and 17%, respectively, over the prior year due to the robust heat exchanger market and positive demand for supermarket, foodservice, can necking, and packaging closure equipment. These improvements were partially offset by weakness in the ATM business. The platform’s margins were impacted by increased commodity costs and temporary cost inefficiencies related to higher production levels in the food equipment business.

Product Identification revenue increased 21% and earnings increased 37% over the prior year, reflecting successful results from all product lines and regions as well as the impact of the Markem and O’Neil acquisitions which contributed 12% to the group’s revenue growth for the year.

Fluid Management

	Twelve Months Ended December 31,
	2006	2005	% Change
	(In thousands)

Revenue
Energy	$684,178	$506,844	35%
Fluid Solutions	645,399	561,236	15%
Eliminations	26	(32)

	$1,329,603	$1,068,048	24%

Segment earnings	$267,377	$198,344	35%
Operating margin	20.1%	18.6%
Acquisition related depreciation and amortization expense*	$16,183	$14,593	11%
Bookings
Energy	$693,927	$535,022	30%
Fluid Solutions	653,932	566,350	15%
Eliminations	(83)	(197)

	$1,347,776	$1,101,175	22%

Backlog
Energy	$75,449	$58,348	29%
Fluid Solutions	63,565	53,218	19%
Eliminations	(33)	(6)

	$138,981	$111,560	25%

*	Represents the pre-tax impact on earnings from the depreciation and amortization of acquisition accounting write-ups to reflect the fair value of inventory, property, plant and equipment, and intangible assets.

Fluid Management revenue, earnings and bookings increased primarily as a result of improvements in the Energy platform and the third quarter 2005 acquisition of Colder Products. Strong results in the Energy platform contributed to the margin increase, partially offset by slightly weaker margins in the Fluid Solutions platform. Overall, the segment had organic revenue growth of 19% during the year with the remainder primarily from acquisitions.

The Energy platform delivered strong results throughout 2006 with revenue and earnings increases of 35% and 50%, respectively, over the prior year. Commodity pricing for oil and gas began moderating in the second quarter of 2006; however, strong activity in exploration, production and drilling continued to drive the positive 2006 results. The group continued to add capacity judiciously to meet increasing levels of demand.

Fluid Solutions revenue and earnings increased 15% and 12%, respectively, due to improvements in mobile transport equipment, global demand for retail petroleum equipment and support equipment for the growing ethanol business and the acquisition of Colder Products. Product mix had a negative impact on earnings.

Electronic Technologies

	Twelve Months Ended December 31,
	2006	2005	% Change
	(In thousands)

Revenue	$1,411,564	$941,416	50%
Segment earnings	$214,947	$88,022	144%
Operating margin	15.2%	9.3%
Acquisition related depreciation and amortization expense*	$32,914	$24,931	32%
Bookings	1,410,043	986,633	43%
Backlog	200,048	189,133	6%

*	Represents the pre-tax impact on earnings from the depreciation and amortization of acquisition accounting write-ups to reflect the fair value of inventory, property, plant and equipment, and intangible assets.

The increases in revenue and earnings in the Electronic Technologies segment compared to the prior year were due to the third quarter 2005 acquisition of Knowles Electronics and organic growth of 26% for the year. Although the semiconductor market moderated in the fourth quarter of 2006, the segment continued to exhibit strong fundamentals based on levels of recurring revenue and the overall strength of the consumer electronics industry. In addition, the core components business showed strength in the frequency control and micro acoustics markets.

Critical Accounting Policies

The Company’s consolidated financial statements and related public financial information are based on the application of generally accepted accounting principles in the United States of America (“GAAP”). GAAP requires the use of estimates, assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue and expense amounts reported. These estimates can also affect supplemental information contained in the public disclosures of the Company, including information regarding contingencies, risk and its financial condition. The Company believes its use of estimates and underlying accounting assumptions conform to GAAP and are consistently applied. Valuations based on estimates are reviewed for reasonableness on a consistent basis throughout the Company. Primary areas where the financial information of Dover is subject to the use of estimates, assumptions and the application of judgment include the following areas:

•	Revenue is recognized when all of the following circumstances are satisfied: a) persuasive evidence of an arrangement exists, b) price is fixed or determinable, c) collectability is reasonably assured, and d) delivery has occurred. In revenue transactions where installation is required, revenue can be recognized when the installation obligation is not essential to the functionality of the delivered products. Revenue transactions involving non-essential installation obligations are those which can generally be completed in a short period of time at insignificant cost and the skills required to complete these installations are not unique to the Company and in many cases can be provided by third parties or the customers. If the installation obligation is essential to the functionality of the delivered product, revenue recognition is deferred until installation is complete. In addition, when it is determined that there are multiple deliverables to a sales arrangement, the Company will allocate consideration received to the separate deliverables based on their relative fair values and recognize revenue based on the appropriate criteria for each deliverable identified. In a limited number of revenue transactions, other post shipment obligations such as training and customer acceptance are required and, accordingly, revenue recognition is deferred until the customer is obligated to pay, or acceptance has been confirmed. Service revenue is recognized and earned when services are performed.

•	Allowances for doubtful accounts are estimated at the individual operating companies based on estimates of losses related to customer receivable balances. Estimates are developed by using standard quantitative measures based on historical losses, adjusting for current economic conditions and, in some cases, evaluating specific customer accounts for risk of loss. The establishment of reserves requires the use of judgment and assumptions regarding the potential for losses on receivable balances. Due to the fact that Dover operates in many different markets, changes in economic conditions in specific markets generally should not have a material effect on reserve balances required.

•	Inventory for the majority of the Company’s subsidiaries, including all international subsidiaries are stated at the lower of cost, determined on the first-in, first-out (FIFO) basis, or market. Other domestic inventory is stated at cost, determined on the last-in, first-out (LIFO) basis, which is less than market value. Under certain market conditions, estimates and judgments regarding the valuation of inventory are employed by the Company to properly value inventory. The Electronic Technologies companies tend to experience higher levels of inventory value fluctuations, particularly given the relatively high rate of product obsolescence over relatively short periods of time.

•	Occasionally, the Company will establish restructuring reserves at an operation in accordance with appropriate accounting principles. These reserves, for both severance and exit costs, require the use of estimates. Though Dover believes that these estimates accurately reflect the anticipated costs, actual results may be different than the estimated amounts.

•	Dover has significant tangible and intangible assets on its balance sheet that include goodwill and other intangibles related to acquisitions. The valuation and classification of these assets and the assignment of useful depreciation and amortization lives involve significant judgments and the use of estimates. The testing of these intangibles under established accounting guidelines (including SFAS No. 142) for impairment also requires significant use of judgment and assumptions, particularly as it relates to the identification of reporting units and the determination of fair market value. Dover’s assets and reporting units are tested and reviewed for impairment on an annual basis during the fourth quarter or when indicators of impairment exist. The Company believes that its use of estimates and assumptions are reasonable and comply with generally accepted accounting principles. Changes in business conditions could potentially require adjustments to the valuations.

•	The valuation of Dover’s pension and other post-retirement plans requires the use of assumptions and estimates that are used to develop actuarial valuations of expenses and assets/liabilities. These assumptions include discount rates, investment returns, projected salary increases and benefits, and mortality rates. The actuarial assumptions used in Dover’s pension reporting are reviewed annually and are compared with external benchmarks to assure that they accurately account for Dover’s future pension obligations. Changes in assumptions and future investment returns could potentially have a material impact on Dover’s pension expenses and related funding requirements. Dover’s expected long-term rate of return on plan assets is reviewed annually based on actual returns, economic trends and portfolio allocation. Dover’s discount rate assumption is determined by constructing a portfolio of bonds to match the expected benefit stream to be paid from the Company’s pension plans. The benefit payment stream is assumed to be funded from bond coupons and maturities, as well as interest on the excess cash flows from the bond portfolio.

•	Dover has significant amounts of deferred tax assets that are reviewed for recoverability and valued accordingly. These assets are evaluated by using estimates of future taxable income streams and the impact of tax planning strategies. Reserves are also estimated, using a more likely than not criteria, for ongoing audits regarding federal, state and international issues that are currently unresolved. The Company routinely monitors the potential impact of these situations and believes that it is properly reserved. Valuations related to tax accruals and assets can be impacted by changes in accounting regulations, changes in tax codes and rulings, changes in statutory tax rates, and the Company’s future taxable income levels.

•	Dover has significant accruals and reserves related to the self insured portion of its risk management program. These accruals require the use of estimates and judgment with regard to risk exposure and ultimate liability. The Company estimates losses under these programs using actuarial assumptions, Dover’s experience, and relevant industry data. Dover reviews these factors quarterly and considers the current level of accruals and reserves adequate relative to current market conditions and Company experience.

•	Dover has established reserves for environmental and legal contingencies at both the operating company and corporate levels. A significant amount of judgment and use of estimates is required to quantify Dover’s ultimate exposure in these matters. The valuation of reserves for contingencies is reviewed on a quarterly basis at the operating and corporate levels to assure that Dover is properly reserved. Reserve balances are adjusted to account for changes in circumstances for ongoing issues and the establishment of additional reserves for emerging issues. While Dover believes that the current level of reserves is adequate, future changes in circumstances could impact these determinations.

•	The Company from time to time will discontinue certain operations for various reasons. Estimates are used to adjust, if necessary, the assets and liabilities of discontinued operations to their estimated fair market value less costs to sell. These estimates include assumptions relating to the proceeds anticipated as a result of the sale. The adjustments to fair market value of these operations provide the basis for the gain or loss when sold. Changes in business conditions or the inability to sell an operation could potentially require future adjustments to these estimates.

•	The Company uses the Black-Scholes valuation model to estimate the fair value of its Stock Appreciation Rights (SARs) and stock options that are granted to employees. The model requires management to estimate the expected life of the SAR or option, expected forfeitures and the volatility of Dover’s stock using historical data. For additional information related to the assumptions used, see Note 10 to the Consolidated Financial Statements in Item 8 of this Form 10-K.

New Accounting Standards

Effective December 31, 2006, Dover adopted SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an Amendment of Financial Accounting Standards Board (“FASB”) Statements No. 87, 88, 106, and 132(R)” (“SFAS No. 158”). SFAS No. 158 requires companies to report the funded status of their defined benefit pension and other postretirement benefit plans on their balance sheets as a net liability or asset. Upon adoption at December 31, 2006, Dover recorded a net reduction to stockholders’ equity of $123.5 million, net of tax. In addition, effective for fiscal years ending after December 15, 2008, the new standard will require companies to measure benefit obligations and plan assets as of a Company’s fiscal year end (December 31, 2008 for Dover), using one of the methods prescribed in the standard. Dover expects to adopt the new valuation date requirements using the 15-month alternative, as prescribed in the standard, which will result in a charge of approximately $10.0 million to retained earnings in the fourth quarter of 2008.

Effective January 1, 2007, Dover adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). See Note 2 to the Consolidated Financial Statements in Item 8 of this Form 10-K for additional information on the adoption of this standard.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. For financial assets and liabilities, this statement is effective for fiscal periods beginning after November 15, 2007 and does not require any new fair value measurements. In February 2008, the FASB Staff Position No. 157-2 was issued which delayed the effective date of FASB Statement No. 157 to fiscal years ending after November 15, 2008 for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company does not expect the adoption of SFAS No. 157 to have a material effect on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FASB Statement No. 115.” This statement permits entities to choose to measure many financial instruments and certain other items at fair value. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, including interim periods within that fiscal year. The Company will not elect the fair value option for any of its existing financial instruments as of January 1, 2008 and the Company has not determined whether or not it will elect this option for financial instruments it may acquire in the future.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 requires that a noncontrolling interest in a subsidiary be reported as equity and the amount of consolidated net income specifically attributable to the noncontrolling interest be identified in the consolidated financial statements. It also requires consistency in the manner of reporting changes in the parent’s ownership interest and requires fair value measurement of any noncontrolling equity investment retained in a deconsolidation. The Company will apply the provisions of this statement prospectively, as required, beginning on January 1, 2009 and does not expect the adoption of SFAS 160 to have a material effect on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. In general, the statement (1) broadens the guidance of SFAS 141, extending its applicability to all events where one entity obtains control over one or more other businesses, (2) broadens the use of fair value measurements used to recognize the assets acquired and liabilities assumed, (3) changes the accounting for acquisition related fees and restructuring costs incurred in connection with an acquisition and (4) increases required disclosures. The Company will apply the provisions of this statement prospectively to business combinations for which the acquisition date is on or after January 1, 2009 and is currently assessing the impact of adoption of SFAS 141(R) on its consolidated financial statements.

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

Interest Rates

The Company’s exposure to market risk for changes in interest rates relates primarily to the fair value of long-term fixed interest rate debt, interest rate swaps attached thereto, commercial paper borrowings and investments in cash equivalents. Generally, the fair market value of fixed-interest rate debt will increase as interest rates fall and decrease as interest rates rise. A 54 basis point increase or decrease in interest rates (10% of the Company’s weighted average long-term debt interest rate) would have an immaterial effect on the fair value of the Company’s long-term debt. Commercial paper borrowings are at variable interest rates, and have maturities of three months or less. A 51 basis point increase or decrease in the interest rates (10% of the Company’s weighted average commercial paper interest rate) on commercial paper borrowings would have an immaterial impact on the Company’s pre-tax earnings. All highly liquid investments, including highly liquid debt instruments purchased with an original maturity of three months or less, are considered cash equivalents. The Company places its investments in cash equivalents with high credit quality issuers and limits the amount of exposure to any one issuer. A 50 basis point decrease or increase in interest rates (10% of the Company’s weighted average interest rate) would have an immaterial impact on the Company’s pre-tax income. As of December 31, 2007, the Company had two interest rate swaps outstanding, as discussed in Note 9 to the Consolidated Financial Statements. The Company does not enter into derivative financial or derivative commodity instruments for trading or speculative purposes.

Foreign Exchange

The Company conducts business in various non-U.S. countries, primarily in Canada, Mexico, substantially all of the European countries, Brazil, Argentina, Malaysia, China, India and other Asian countries. Therefore, changes in the value of the currencies of these countries affect the Company’s financial position and cash flows when translated into U.S. Dollars. The Company has generally accepted the exposure to exchange rate movements relative to its investment in non-U.S. operations. The Company may, from time to time, for a specific exposure, enter into fair value hedges. Certain individual operating companies that have foreign exchange exposure have established formal policies to mitigate risk in this area by using fair value and/or cash flow hedging. The Company has mitigated and will continue to mitigate a portion of its currency exposure through operation of non-U.S. operating companies in which the majority of all costs are local-currency based. A change of 10% or less in the value of all foreign currencies would not have a material effect on the Company’s financial position and cash flows.

Item 8.	Financial Statements and Supplementary Data

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND
FINANCIAL STATEMENT SCHEDULE

Page

34	Management’s Report on Internal Control Over Financial Reporting
35	Report of Independent Registered Public Accounting Firm
37	Consolidated Statements of Operations (For the years ended December 31, 2007, 2006 and 2005)
38	Consolidated Balance Sheets (At December 31, 2007 and 2006)
39	Consolidated Statements of Stockholders’ Equity and Comprehensive Earnings (For the years ended December 31, 2007, 2006 and 2005)
40	Consolidated Statements of Cash Flows (For the years ended December 31, 2007, 2006 and 2005)
41-70	Notes to Consolidated Financial Statements
71	Financial Statement Schedule — Schedule II, Valuation and Qualifying Accounts

(All other schedules are not required and have been omitted)

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on its assessment under the criteria set forth in Internal Control — Integrated Framework, management concluded that, as of December 31, 2007, the Company’s internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

In making its assessment of internal control over financial reporting as of December 31, 2007, management has excluded those companies acquired in purchase business combinations during 2007, which included Biode, Pole/Zero Corporation, Theta Oilfield Services, Hanmecson International, Griswold Pump, Windrock Inc. and Industrial Motion Control LLC. These companies are wholly-owned by the Company and their total revenue for the year ended December 31, 2007 represents approximately 1% of the Company’s consolidated total revenue for the same period and their assets represent approximately 4% of the Company’s consolidated assets as of December 31, 2007.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2007 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Dover Corporation:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Dover Corporation and its subsidiaries at December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in “Management’s Report on Internal Control Over Financial Reporting,” appearing under Item 8. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for uncertain income tax positions in 2007 and share-based compensation and defined benefit pension and other postretirement obligations in 2006.

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

As described in “Management’s Report of Internal Control Over Financial Reporting,” management has excluded Biode, Pole/Zero Corporation, Theta Oilfield Services, Hanmecson International, Griswold Pump, Windrock Inc. and Industrial Motion Control LLC from its assessment of internal control over financial reporting as of December 31, 2007 because they were acquired by the Company in purchase business combinations during 2007. We have also excluded Biode, Pole/Zero Corporation, Theta Oilfield Services, Hanmecson International, Griswold Pump, Windrock Inc. and Industrial Motion Control LLC from our audit of internal control over financial reporting. These companies are wholly owned by the Company and their total revenue and assets represent approximately 1% and 4% of the Company’s consolidated total revenue and assets, respectively, as reflected in its financial statements as of and for the year ended December 31, 2007.

/s/  PricewaterhouseCoopers LLP
New York, New York
February 28, 2008

DOVER CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2007	2006	2005
	(In thousands, except per share figures)

Revenue	$7,226,089	$6,329,279	$5,134,828
Cost of goods and services	4,604,422	4,020,702	3,303,174

Gross profit	2,621,667	2,308,577	1,831,654
Selling and administrative expenses	1,640,977	1,410,654	1,183,711

Operating earnings	980,690	897,923	647,943
Interest expense, net	89,008	76,984	72,243
Other expense (income), net	4,078	11,446	(12,736)

Total interest/other expense, net	93,086	88,430	59,507

Earnings before provision for income taxes and discontinued operations	887,604	809,493	588,436
Provision for income taxes	234,331	217,038	155,933

Earnings from continuing operations	653,273	592,455	432,503
Earnings (loss) from discontinued operations, net	7,807	(30,673)	77,639

Net earnings	$661,080	$561,782	$510,142

Basic earnings (loss) per common share:
Earnings from continuing operations	$3.24	$2.91	$2.13
Earnings (loss) from discontinued operations	0.04	(0.15)	0.38
Net earnings	3.28	2.76	2.51
Weighted average shares outstanding	201,330	203,773	202,979

Diluted earnings (loss) per common share:
Earnings from continuing operations	$3.22	2.88	$2.12
Earnings (loss) from discontinued operations	0.04	(0.15)	0.38
Net earnings	3.26	2.73	2.50
Weighted average shares outstanding	202,918	205,497	204,177

Dividends paid per common share	$0.77	$0.71	$0.66

The following table is a reconciliation of the share amounts used in computing earnings per share:

	Years Ended December 31,
	2007	2006	2005

Weighted average shares outstanding — Basic	201,330	203,773	202,979
Dilutive effect of assumed exercise of employee stock options	1,588	1,724	1,198

Weighted average shares outstanding — Diluted	202,918	205,497	204,177

Anti-dilutive shares excluded from diluted EPS computation	3,241	1,716	4,339

See Notes Consolidated Financial Statements.

DOVER CORPORATION

CONSOLIDATED BALANCE SHEETS

	At December 31,	At December 31,
	2007	2006
	(In thousands)

Current assets:
Cash and equivalents	$602,412	$374,845
Receivables, net of allowances of $32,471 and $28,070	1,097,697	1,040,286
Inventories, net	681,600	694,631
Prepaid and other current assets	85,052	64,580
Deferred tax asset	77,477	64,369

Total current assets	2,544,238	2,238,711

Property, plant and equipment, net	885,145	815,188
Goodwill	3,293,986	3,143,034
Intangible assets, net	1,070,574	1,065,382
Other assets and deferred charges	169,185	122,841
Assets of discontinued operations	106,642	241,501

Total assets	$8,069,770	$7,626,657

Current liabilities:
Notes payable and current maturities of long-term debt	$638,649	$290,549
Accounts payable	416,388	401,137
Accrued compensation and employee benefits	304,390	273,493
Accrued insurance	116,687	121,375
Other accrued expenses	186,940	181,878
Federal and other taxes on income	18,138	179,596

Total current liabilities	1,681,192	1,448,028

Long-term debt	1,452,003	1,480,491
Deferred income taxes	316,069	332,846
Other deferrals	602,840	404,721
Liabilities of discontinued operations	71,493	149,549
Commitments and contingent liabilities
Stockholders’ Equity:
Preferred stock	—	—
Common stock	244,548	242,293
Additional paid-in capital	353,031	241,455
Accumulated other comprehensive earnings	217,648	48,852
Retained earnings	4,870,460	4,421,927
Common stock in treasury	(1,739,514)	(1,143,505)

Total stockholders’ equity	3,946,173	3,811,022

Total liabilities and stockholders’ equity	$8,069,770	$7,626,657

See Notes to Consolidated Financial Statements.

DOVER CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND
COMPREHENSIVE EARNINGS

	Common	Additional	Other			Total	Comprehensive
	Stock	Paid-In	Comprehensive	Retained	Treasury	Stockholders’	Earnings
	$1 Par Value	Capital	Earnings (Loss)	Earnings	Stock	Equity	(Loss)
	(In thousands, except per share figures)
Balance at 12/31/2004	$239 ,015	$98,979	$195,220	$3,628,715	$(1,043,247)	$3,118,682
Net earnings	—	—	—	510,142	—	510,142	$510,142
Dividends paid	—	—	—	(133,913)	—	(133,913)	—
Common stock issued for options exercised	762	18,458	—	—	—	19,220	—
Tax benefit from the exercise of stock options	—	3,628	—	—	—	3,628	—
Common stock issued, net of cancellations	19	1,116	—	—	—	1,135	—
Common stock acquired	—	—	—	—	(51,929)	(51,929)	—
Translation of foreign financial statements	—	—	(134,540)	—	—	(134,540)	(134,540)
Unrealized holding gains, net of tax	—	—	3,014	—	—	3,014	3,014
Minimum pension liability adjustment (SFAS No. 87)	—	—	(5,916)	—	—	(5,916)	(5,916)

Balance at 12/31/2005	239,796	122,181	57,778	4,004,944	(1,095,176)	3,329,523	$372,700

Net earnings	—	—	—	561,782	—	561,782	$561,782
Dividends paid	—	—	—	(144,799)	—	(144,799)	—
Common stock issued for options exercised	2,486	74,941	—	—	—	77,427	—
Tax benefit from the exercise of stock options	—	15,316	—	—	—	15,316	—
Stock-based compensation expense	—	28,460	—	—	—	28,460	—
Common stock issued, net of cancellations	11	557	—	—	—	568	—
Common stock acquired	—	—	—	—	(48,329)	(48,329)	—
Translation of foreign financial statements	—	—	113,282	—	—	113,282	113,282
Unrealized holding losses, net of tax	—	—	(364)	—	—	(364)	(364)
Minimum pension liability adjustment (SFAS No. 87)	—	—	1,660	—	—	1,660	1,660
Adjustment related to adoption of SFAS No. 158	—	—	(123,504)	—	—	(123,504)	—

Balance at 12/31/2006	242,293	241,455	48,852	4,421,927	(1,143,505)	3,811,022	$676,360

Cumulative effect of adoption of FIN 48 (See Note 2)	—	—	—	(58,157)	—	(58,157)
Net earnings	—	—	—	661,080	—	661,080	$661,080
Dividends paid	—	—	—	(154,390)	—	(154,390)	—
Common stock issued for options exercised	2,241	73,897	—	—	—	76,138
Tax benefit from the exercise of stock options	—	10,319	—	—	—	10,319	—
Stock-based compensation expense	—	26,714	—	—	—	26,714	—
Common stock issued, net of cancellations	14	646	—	—	—	660	—
Common stock acquired	—	—	—	—	(596,009)	(596,009)	—
Translation of foreign financial statements	—	—	116,933	—	—	116,933	116,933
Unrealized holding gains, net of tax	—	—	561	—	—	561	561
SFAS No. 158 amortization and adjustment, net of tax	—	—	51,302	—	—	51,302	12,221

Balance at 12/31/2007	$244,548	$353,031	$217,648	$4,870,460	$(1,739,514)	$3,946,173	$790,795

•	Preferred Stock, par value $100 per share. 100,000 shares authorized; none issued.

•	Common Stock, par value $1 per share. 500,000,000 shares authorized; 244,547,336 and 242,292,767 shares issued at December 31, 2007 and 2006, respectively.

•	Treasury Stock, at cost; 50,508,428 and 37,976,618 shares at December 31, 2007 and 2006, respectively.

•	Unrealized holding gains (losses), net of tax provision (benefit) of $302, ($127) and $1,085 in 2007, 2006 and 2005, respectively.

See Notes to Consolidated Financial Statements.

DOVER CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2007	2006	2005
	(In thousands)

Operating Activities of Continuing Operations
Net earnings	$661,080	$561,782	$510,142
Adjustments to reconcile net earnings to net cash from operating activities:
Loss (earnings) from discontinued operations	(7,807)	30,673	(77,639)
Depreciation and amortization	245,028	195,633	148,538
Stock-based compensation	25,706	25,982	—
Provision for losses on accounts receivable	6,018	6,368	8,092
Deferred income taxes	(33,269)	(15,004)	17,742
Employee retirement benefits	50,657	43,580	27,418
Other non-current, net	(56,885)	9,207	(50,339)
Changes in current assets and liabilities (excluding effects of acquisitions, dispositions and foreign exchange):
Decrease (increase) in accounts receivable	5,109	(50,874)	(112,223)
Decrease (increase) in inventories	59,190	(6,648)	51,840
Decrease (increase) in prepaid expenses and other assets	(15,475)	(6,668)	712
Increase (decrease) in accounts payable	(20,266)	6,972	34,139
Increase in accrued expenses	2,077	31,257	85,428
Increase (decrease) in accrued taxes	3,315	45,903	(52,902)
Contributions to defined benefit pension plan	(22,537)	(12,081)	(41,280)

Net cash provided by operating activities of continuing operations	901,941	866,082	549,668

Investing Activities of Continuing Operations
Proceeds from the sale of property and equipment	24,485	19,007	11,789
Additions to property, plant and equipment	(174,252)	(190,732)	(126,395)
Proceeds from sales of discontinued businesses	90,966	445,905	159,278
Acquisitions (net of cash and cash equivalents acquired)	(273,610)	(1,116,780)	(1,089,650)

Net cash used in investing activities of continuing operations	(332,411)	(842,600)	(1,044,978)

Financing Activities of Continuing Operations
Increase in notes payable, net	347,192	65,321	106,871
Reduction of long-term debt	(33,478)	(811)	(256,303)
Proceeds from long-term-debt	3,895	163,597	590,658
Purchase of treasury stock	(596,009)	(48,329)	(51,929)
Proceeds from exercise of stock options, including tax benefits	87,117	93,311	19,220
Dividends to stockholders	(154,390)	(144,799)	(133,913)

Net cash provided by (used in) financing activities of continuing operations	(345,673)	128,290	274,604

Cash Flows From Discontinued Operations
Net cash provided by (used in) operating activities of discontinued operations	(26,994)	28,757	144,666
Net cash used in investing activities of discontinued operations	(3,652)	(12,443)	(29,271)

Net cash provided by (used in) discontinued operations	(30,646)	16,314	115,395

Effect of exchange rate changes on cash	34,356	19,816	(17,238)

Net increase (decrease) in cash and cash equivalents	227,567	187,902	(122,549)
Cash and cash equivalents at beginning of period	374,845	186,943	309,492

Cash and cash equivalents at end of period	$602,412	$374,845	$186,943

Supplemental information — cash paid during the year for:
Income taxes	$276,404	$159,232	$190,395
Interest	112,243	95,717	76,659

See Notes to Consolidated Financial Statements.

DOVER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Business and Summary of Significant Accounting Policies

Description of Business

Dover Corporation (“Dover” or the “Company”) is a diversified, multinational manufacturing corporation comprised of operating companies which manufacture a broad range of specialized industrial products and components as well as related services and consumables. The Company also provides engineering, testing and other similar services, which are not significant in relation to consolidated revenue. Dover’s operating companies are based primarily in the United States of America and Europe with manufacturing and other operations throughout the world. The Company reports its results in four segments, Industrial Products, Engineered Systems, Fluid Management and Electronic Technologies. For additional information on Dover’s segments, see Note 14.

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

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include allowances for doubtful accounts receivable, net realizable value of inventories, restructuring charges, valuation of goodwill and intangible assets, pension and post retirement assumptions, useful lives associated with amortization and depreciation of intangibles and fixed assets, warranty reserves, income taxes and tax valuation reserves, environmental reserves, legal reserves, insurance reserves and the valuations of discontinued assets and liabilities.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, demand deposits and short-term investments which are highly liquid in nature and have original maturities at the time of purchase of three months or less.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable is composed principally of trade accounts receivable that arise primarily from the sale of goods or services on account and are stated at historical cost. Management at each operating company evaluates accounts receivable to estimate the amount of accounts receivable that will not be collected in the future and records the appropriate provision. The provision for doubtful accounts is recorded as a charge to operating expense and reduces accounts receivable. The estimated allowance for doubtful accounts is based primarily on management’s evaluation of the aging of the accounts receivable balance, the financial condition of its customers, historical trends and the time outstanding of specific balances. Actual collections of accounts receivable could differ from management’s estimates due to changes in future economic, industry or customers’ financial conditions.

Fair Value of Financial Instruments

The carrying amount of cash and cash equivalents, trade receivables, accounts payable, notes payable and accrued expenses approximates fair value due to the short maturity, less than one year, of these instruments.

DOVER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Inventories

Inventories for the majority of the Company’s subsidiaries, including all international subsidiaries, are stated at the lower of cost, determined on the first-in, first-out (FIFO) basis, or market. Other domestic inventory is stated at cost, determined on the last-in, first-out (LIFO) basis, which is less than market value.

Property, Plant and Equipment

Property, plant and equipment includes the historic cost of land, buildings, equipment and significant improvements to existing plant and equipment or in the case of acquisitions, a fair market value appraisal of such assets completed at the time of acquisition. Expenditures for maintenance, repairs and minor renewals are expensed as incurred. When property or equipment is sold or otherwise disposed of, the related cost and accumulated depreciation is removed from the respective accounts and the gain or loss realized on disposition is reflected in earnings. Depreciation expense was $150.4 million in 2007, $126.8 million in 2006, and $106.6 million in 2005 and was calculated on a straight-line basis for all periods presented. The Company depreciates its assets over their estimated useful lives as follows: buildings, 5 to 31.5 years; machinery and equipment 3 to 7 years; furniture and fixtures 3 to 7 years; and vehicles 3 years.

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

During 2006, the Company entered into derivative contracts to hedge potential foreign currency exposure on current assets and liabilities. The contracts were designated as fair value hedges and were considered by management to be highly effective. The derivative foreign exchange contracts settled during 2006 and resulted in a gain of approximately $0.6 million, which is recognized in Revenue and Other Expense (Income), net.

DOVER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At December 31, 2007, the Company had open foreign exchange forward purchase contracts, expiring through February, 2008, related to fair value hedges of foreign currency exposures, as follows:

	Currencies Sold
	U.S.	Average		Average	Swiss Franc	Average
	Dollar	Contract	Euro	Contract	Dollar	Contract
Currencies Purchased	Value	Rate	Value	Rate	Value	Rate
	(In thousands)

Euro	$—	—	—	—	18,000	1.6379
Swiss Franc	11,000	0.8812	€4,000	0.6038	—	—

Goodwill and Other Intangible Assets

Goodwill is the excess of the acquisition cost of businesses over the fair value of the identifiable net assets acquired. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” the Company does not amortize goodwill and indefinite-lived intangible assets. Instead, these assets are tested for impairment annually unless indicators of impairment exist during the interim periods. For 2007 and 2006, the Company identified 11 and 16 reporting units, respectively, for testing purposes. Step one of the test compared the fair value of the reporting unit (using a discounted cash flow method) to its book value. Step two, which compares the book value of the goodwill to its implied fair value, was not necessary since there were no indicators of potential impairment from step one. For information related to the amount of the Company’s goodwill by segment and intangible asset classes, see Note 7.

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

Foreign Currency

Assets and liabilities of non-U.S. subsidiaries, where the functional currency is not the U.S. dollar, have been translated at year-end exchange rates and profit and loss accounts have been translated using weighted average yearly exchange rates. Adjustments resulting from translation have been recorded in the equity section of the balance sheet as cumulative translation adjustments. Assets and liabilities of an entity that are denominated in currencies other than an entity’s functional currency are remeasured into the functional currency using end of period exchange rates or historical rates where applicable to certain balances. Gains and losses related to these remeasurements are recorded within the Statement of Operations as a component of Other Expense (Income), net.

Revenue Recognition

Revenue is recognized when all of the following circumstances are satisfied: a) persuasive evidence of an arrangement exists, b) price is fixed or determinable, c) collectability is reasonably assured, and d) delivery has occurred. In revenue transactions where installation is required, revenue can be recognized when the installation obligation is not essential to the functionality of the delivered products. Revenue transactions involving non-essential installation obligations are those which can generally be completed in a short period of time at insignificant cost and the skills required to complete these installations are not unique to the Company and in many cases can be provided by third parties or the customers. If the installation obligation is essential to the functionality of the delivered product, revenue recognition is deferred until installation is complete. In addition, when it is determined that there are multiple deliverables to a sales arrangement, the Company will allocate

DOVER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

consideration received to the separate deliverables based on their relative fair values and recognize revenue based on the appropriate criteria for each deliverable identified. In a limited number of revenue transactions, other post-shipment obligations such as training and customer acceptance are required and, accordingly, revenue recognition is deferred until the customer is obligated to pay, or acceptance has been confirmed. Service revenue is recognized and earned when services are performed and is not significant to any period presented.

Stock-Based Compensation

Prior to 2006, Dover accounted for stock-based compensation in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and followed the disclosure only provisions of SFAS No. 123 “Accounting for Stock-Based Compensation.” Accordingly, no compensation expense was recognized in the Company’s 2005 Statement of Operations in connection with stock-based compensation granted to employees.

Effective January 1, 2006, Dover adopted Statement of Financial Accounting Standard No. 123(R), “Share Based Payment” (“SFAS No. 123(R)”), which no longer permits the use of the intrinsic value method under APB No. 25. The Company used the modified prospective method to adopt SFAS No. 123(R), which requires compensation expense to be recorded for all stock-based compensation granted on or after January 1, 2006, as well as the unvested portion of previously granted options. The Company is recording the compensation expense on a straight-line basis, generally over the explicit service period of three years (except for retirement eligible employees and retirees). Prior to adoption, the Company calculated its pro-forma footnote disclosure related to stock-based compensation using the explicit service period for all employees, and will continue to vest those awards over their explicit service period. Concurrent with the adoption of SFAS No. 123(R), the Company changed its accounting policy for awards granted after January 1, 2006 to expense immediately awards granted to retirement eligible employees and to shorten the vesting period for any employee who will become eligible to retire within the three-year explicit service period. Expense for these employees will be recorded over the period from the date of grant through the date the employee first becomes eligible to retire and is no longer required to provide service.

For additional information related to stock-based compensation, including activity for 2007, 2006 and 2005, see Note 10.

Income Taxes

The provision for income taxes on continuing operations includes federal, state, local and non-U.S. taxes. Tax credits, primarily for research and experimentation and non-U.S. earnings and export programs, are recognized as a reduction of the provision for income taxes on continuing operations in the year in which they are available for tax purposes. Deferred taxes are provided on temporary differences between assets and liabilities for financial and tax reporting purposes as measured by enacted tax rates expected to apply when temporary differences are settled or realized. Future tax benefits are recognized to the extent that realization of those benefits is considered to be more likely than not. A valuation allowance is established for deferred tax assets for which realization is not assured. The Company has not provided for any residual U.S. income taxes on unremitted earnings of non-U.S. subsidiaries as such earnings are currently intended to be indefinitely reinvested.

During 2005, the Company recorded a net U.S. tax provision of $9.5 million related to the repatriation of $373.7 million of non-U.S. dividends under the provisions of the American Jobs Creation Act of 2004, which provides for a favorable income tax rate on repatriated earnings, provided the criteria of the law are met.

See Note 2 below for a discussion of the impact of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”).

Research and Development Costs

Research and development expenditures, including qualifying engineering costs, are expensed when incurred and amounted to $212.6 million in 2007, $155.0 million in 2006 and $144.7 million in 2005.

DOVER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Risk, Retention, Insurance

The Company’s property and casualty insurance programs contain various deductibles that, based on the Company’s experience, are typical and customary for a company of its size and risk profile. The Company does not consider any of the deductibles to represent a material risk to the Company. The Company generally maintains deductibles for claims and liabilities related primarily to workers’ compensation, health and welfare claims, general commercial, product and automobile liability and property damage, and business interruption resulting from certain events. The Company accrues for claim exposures that are probable of occurrence and can be reasonably estimated. As part of the Company’s risk management program, insurance is maintained to transfer risk beyond the level of self-retention and provides protection on both an individual claim and annual aggregate basis. The Company currently self-insures its product and commercial general liability claims up to $5.0 million per occurrence, its workers’ compensation claims up to $0.5 million per occurrence, and automobile liability claims up to $1.0 million per occurrence. Third-party insurance provides primary level coverage in excess of these amounts up to certain specified limits. In addition, the Company has excess liability insurance from third-party insurers on both an aggregate and an individual occurrence basis well in excess of the limits of the primary coverage. A worldwide program of property insurance covers the Company’s owned and leased property and any business interruptions that may occur due to an insured hazard affecting those properties, subject to reasonable deductibles and aggregate limits.

Employee Benefit Plans

Effective December 31, 2006, Dover adopted SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an Amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS No. 158”). For additional information on Dover’s employee benefit plans, see “Recent Accounting Standards” below and Note 13.

Recent Accounting Standards

Effective December 31, 2006, Dover adopted SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an Amendment of Financial Accounting Standards Board (“FASB”) Statements No. 87, 88, 106, and 132(R)” (“SFAS No. 158”). SFAS No. 158 required companies to report the funded status of their defined benefit pension and other postretirement benefit plans on their balance sheets as a net liability or asset. Upon adoption at December 31, 2006, Dover recorded a net reduction to stockholders’ equity of $123.5 million, net of tax. In addition, effective for fiscal years ending after December 15, 2008, the new standard will require companies to measure benefit obligations and plan assets as of a Company’s fiscal year end (December 31, 2008 for Dover), using one of the methods prescribed in the standard. Dover expects to adopt the new valuation date requirements using the 15-month alternative, as prescribed in the standard, which will result in a charge of approximately $10.0 million to retained earnings in 2008.

Effective January 1, 2007, Dover adopted FIN 48. See Note 2 for additional information on the adoption of this standard.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. For financial assets and liabilities, this statement is effective for fiscal periods beginning after November 15, 2007 and does not require any new fair value measurements. In February 2008, the FASB Staff Position No. 157-2 was issued which delayed the effective date of FASB Statement No. 157 to fiscal years ending after November 15, 2008 for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company does not expect the adoption of SFAS No. 157 to have a material effect on its consolidated financial statements.

DOVER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FASB Statement No. 115.” This statement permits entities to choose to measure many financial instruments and certain other items at fair value. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, including interim periods within that fiscal year. The Company did not elect the fair value option for any of its existing financial instruments as of January 1, 2008 and the Company has not determined whether or not it will elect this option for financial instruments it may acquire in the future.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 requires that a noncontrolling interest in a subsidiary be reported as equity and the amount of consolidated net income specifically attributable to the noncontrolling interest be identified in the consolidated financial statements. It also requires consistency in the manner of reporting changes in the parent’s ownership interest and requires fair value measurement of any noncontrolling equity investment retained in a deconsolidation. The Company will apply the provisions of this statement prospectively, as required, beginning on January 1, 2009 and does not expect the adoption of SFAS 160 to have a material effect on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. In general, the statement 1) broadens the guidance of SFAS 141, extending its applicability to all events where one entity obtains control over one or more other businesses, 2) broadens the use of fair value measurements used to recognize the assets acquired and liabilities assumed, 3) changes the accounting for acquisition related fees and restructuring costs incurred in connection with an acquisition and 4) increases required disclosures. The Company will apply the provisions of this statement prospectively to business combinations for which the acquisition date is on or after January 1, 2009 and is currently assessing the impact of adoption of SFAS 141(R) on its consolidated financial statements.

2.  New Accounting Pronouncements

FIN 48

Effective January 1, 2007, the Company adopted FIN 48 which specifies the way companies are to account for uncertainty in income tax reporting, and prescribes a methodology for recognizing, reversing and measuring the tax benefits of a tax position taken, or expected to be taken, in a tax return. As a result of adopting the new standard, the Company recorded a $58.2 million increase to reserves as a “cumulative effect” decrease to opening retained earnings as of January 1, 2007, of which $53.4 million is included in continuing operations. Including this “cumulative effect” adjustment, the Company had unrecognized tax benefits, net of indirect benefits and deposits, of $190.5 million at January 1, 2007, of which $35.4 million related to accrued interest and penalties. The portion of the unrecognized tax benefits at January 1, 2007 included in continuing operations totaled $147.6 million, of which $28.0 million related to accrued interest and penalties. For additional information on the Company’s income taxes and unrecognized tax benefits see Note 11.

Stock-Based Compensation

As discussed in Note 1, the Company adopted SFAS No. 123(R) on January 1, 2006. The following table illustrates the effect on net earnings and basic and diluted earnings per share if the Company had recognized

DOVER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

compensation expense for stock options granted in prior years. The 2005 pro forma amount in this table was based on the explicit service periods (three years) of the options granted without consideration of retirement eligibility:

	For the Year Ended
	December 31, 2005
	(In thousands,
	except per
	share figures)

Net earnings, as reported	$510,142
Deduct:
Total stock based employee compensation expense determined under fair value based method for all awards, net of tax effects	20,033	(A)

Pro forma net earnings	$490,109

Earnings per share:
Basic-as reported	$2.51
Basic-pro forma	2.41
Diluted-as reported	2.50
Diluted-pro forma	2.40

(A)	Had the Company applied the new accounting treatment for retirement eligible employees to grants made prior to 2006, stock-based compensation expense, net of tax benefits, would have been $18.0 million in 2005.

3.	Acquisitions

All of the Company’s acquisitions have been accounted for under SFAS No. 141, “Business Combinations.” Accordingly, the accounts of the acquired companies, after adjustments to reflect fair market values assigned to assets and liabilities, have been included in the consolidated financial statements from their respective dates of acquisition.

The 2007 acquisitions (see list below) are wholly-owned and had an aggregate cost of $273.6 million, net of cash acquired, at the date of acquisition. There is no material contingent consideration related to the acquisitions at December 31, 2007. In connection with certain acquisitions, at December 31, 2007 and 2006, the Company had reserves related to severance and facility closings of $26.8 million and $17.9 million, respectively. During 2007, the Company recorded purchase accounting reserves related to acquisitions of $12.8 million and paid $3.9 million. The reserves were recorded as of the date of acquisition and in accordance with the provisions of Emerging Issues Task Force Issue No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination.”

Date	Type	Acquired Companies	Location (Near)	Segment	Platform	Operating Company

31-Jan	Stock	Biode	Westbrook, ME	Electronic Technologies	N/A	Vectron
Designer and manufacturer of fluid viscosity sensors and viscometer readers.
28-Feb	Asset	Pole/Zero Corporation	West Chester, OH	Electronic Technologies	N/A	MPG
Designer and manufacturer of radio frequency filters that resolve wireless communication interference issues.
31-Mar	Asset	Theta Oilfield Services	Brea, CA	Fluid Management	Energy	EPG
Provider of oilwell optimization software
31-Jul	Asset	Hanmecson International	Haimen, China	Industrial Products	Mobile Equipment	Rotary Lift
Manufacturer of vehicle lifts including lifts for residential and car enthusiast markets.
18-Sep	Stock	Griswold Pump	Thomasville, GA	Fluid Management	Fluid Solutions	Wilden
Manufacturer of centrifugal pumps and peripheral products.
1-Nov	Stock	Windrock Inc.	Knoxville, TN	Fluid Management	Energy	GEG
Manufacturer of portable and online monitoring and diagnostic equipment used in the gas, oil, petrochemical, marine and power generation industries.
18-Dec	Asset	Industrial Motion Control LLC	Wheeling, IL	Industrial Products	Material Handling	DE-STA-CO
Industrial automation manufacturer of mechanical motion control products.

DOVER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For certain acquisitions that occurred in 2007, the Company is in the process of obtaining or finalizing appraisals of tangible and intangible assets and it is continuing to evaluate the initial purchase price allocations, as of the acquisition date, which will be adjusted as additional information relative to the fair values of the assets and liabilities of the businesses becomes known. Accordingly, management has used their best estimate in the initial purchase price allocation as of the date of these financial statements.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed as of the dates of the 2007 acquisitions and the amounts assigned to goodwill and intangible asset classifications:

2007
(In thousands)

Current assets, net of cash acquired	$39,865
PP&E	27,043
Goodwill	111,272
Intangibles	112,519
Other assets	4,522

Total assets acquired	295,221

Total liabilities assumed	(21,611)

Net assets acquired	$273,610

The amounts assigned to goodwill and major intangible asset classifications by segment for the 2007 acquisitions are as follows:

					Average
	Electronic	Fluid	Industrial		Amortization
	Technologies	Management	Products	Total	Period (Years)
	(dollar amounts in thousands)

Goodwill — Tax deductible	$50,075	$19,623	$32,368	$102,066	N/A
Goodwill — Non-tax deductible	1,194	8,012	—	9,206	N/A
Trademarks	7,000	2,250	8,400	17,650	29
Patents	12,830	—	—	12,830	13
Customer intangibles	30,850	7,640	37,051	75,541	9
Unpatented technologies	—	1,390	—	1,390	9
Other intangibles	1,100	2,459	1,549	5,108	14

	$103,049	$41,374	$79,368	$223,791

DOVER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2006 Acquisitions

Date	Type	Acquired Companies	Location (Near)	Segment	Platform	Operating Company

27-Dec	Asset	Magnum Systems Inc.	Tampa, FL	Industrial Products	Material Handling	Paladin
Manufacturer of mulching attachments for use in land clearing, right-of-way clearing and site development
6-Dec	Stock	Markem Corp.	Keene, N.H.	Engineered Systems	Product Identification	N/A
Provides printing solutions, including equipment, software, supplies and services for the food and beverage, cosmetics, pharmaceutical and electronics industries
6-Oct	Asset	Environ Holdings	Smithfield, North Carol	Fluid Management	Fluid Solutions	OPW FC
Manufacturer of environmentally safe underground piping components used in fuel delivery systems
30-Aug	Stock	Paladin Brands Holding Inc.	Cedar Rapids, Iowa	Industrial Products	Material Handling	N/A
Manufacturer of attachments and tools used in heavy and light mobile equipment
12-May	Stock	O’Neil Product Development Inc.	Irvine, CA	Engineered Systems	Product Identification	PI Group
Manufacturer of portable printers and related media consumables sold under the O’Neil brand and to various OEM partners
28-Feb	Stock	Cash Point Machines PLC	Barnstaple, U.K.	Engineered Systems	Engineered Products	Triton
Deployer of ATM’s and ATM service management
27-Feb	Stock	Infocash/Cash Services Limited	Abingdon, U.K.	Engineered Systems	Engineered Products	Triton
Deployer of Automated Teller Machines (ATM’s), and provider of ATM field maintenance/repair and finance services

Pro Forma Information

The following unaudited pro forma information illustrates the effect on Dover’s revenue and net earnings for the twelve-month periods ended December 31, 2007 and 2006, assuming that the 2007 and 2006 acquisitions had all taken place on January 1, 2006.

	Years Ended December 31,
	2007	2006
	(In thousands, except per share figures)

Revenue from continuing operations:
As reported	$7,226,089	$6,329,279
Pro forma	7,323,528	6,993,291
Net earnings from continuing operations:
As reported	$653,273	$592,455
Pro forma	664,425	624,364
Basic earnings per share from continuing operations:
As reported	$3.24	$2.91
Pro forma	3.30	3.06
Diluted earnings per share from continuing operations:
As reported	$3.22	$2.88
Pro forma	3.27	3.04

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

DOVER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.  Inventories

The following table displays the components of inventory:

	At December 31,	At December 31,
	2007	2006
	(In thousands)

Raw materials	$321,034	$322,630
Work in progress	158,565	165,993
Finished goods	253,989	254,256

Subtotal	733,588	742,879
Less LIFO reserve	51,988	48,248

Total	$681,600	$694,631

At December 31, 2007 and 2006, domestic inventories, net determined by the LIFO inventory method amounted to $66.7 million and $92.2 million, respectively.

5.  Property, Plant & Equipment

The following table details the components of property, plant & equipment, net:

	At December 31,	At December 31,
	2007	2006
	(In thousands)

Land	$53,447	$50,881
Buildings and improvements	517,354	472,776
Machinery, equipment and other	1,745,234	1,555,966

	2,316,035	2,079,623
Accumulated depreciation	(1,430,890)	(1,264,435)

Total	$885,145	$815,188

6.  Accrued Expenses

The following table details the major components of other current accrued expenses:

	At December 31,	At December 31,
	2007	2006
	(In thousands)

Warranty	$47,776	$40,321
Taxes other than income	22,545	23,248
Unearned revenue	15,283	13,264
Accrued interest	19,491	19,306
Legal and environmental	5,639	7,578
Restructuring and exit	4,337	13,622
Other	71,869	64,539

	$186,940	$181,878

DOVER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

From time to time, the Company will initiate various restructuring programs at its operating companies or record severance and exit costs in connection with purchase accounting for acquisitions (see Note 3 for additional detail). The following table details the Company’s severance and exit reserve activity:

	Severance	Exit	Total
	(In thousands)

At December 31, 2006(A)	$4,597	$18,684	$23,281
Provision	761	1,155	1,916
Purchase accounting	3,878	8,965	12,843
Payments	(3,515)	(6,145)	(9,660)
Other	41	9	50

At December 31, 2007(B)	$5,762	$22,668	$28,430

(A)	Includes $17.9 million related to purchase accounting accruals recorded in 2006.

(B)	Includes $26.8 million related to purchase accounting accruals.

7.  Goodwill and Other Intangible Assets

The changes in the carrying value of goodwill by segment through the year ended December 31, 2007 are as follows:

			Other				Other
			Adjustments				Adjustments
			Primarily				Primarily
		2006	Currency			2007	Currency
	12/31/05	Acquisitions	Translations		12/31/06	Acquisitions	Translations		12/31/07
					(In thousands)

Electronic Technologies	$965,269	$—	$(2,251	)(A)	$963,018	$51,269	$10,570		$1,024,857
Industrial Products	664,493	173,274	(3,874)		833,893	32,368	852		867,113
Fluid Management	497,063	—	4,801		501,864	27,635	6,664		536,163
Engineered Systems	369,821	462,825	11,613		844,259	—	21,594	(B)	865,853

Total	$2,496,646	$636,099	$10,289		$3,143,034	$111,272	$39,680		$3,293,986

(A)	Includes a reclass from goodwill to customer-related intangibles of $23.0 million in the first quarter of 2006 related to the September 2005 acquisition of Knowles Electronics Holdings, Inc., partially offset by an increase due to currency translation.

(B)	Increase includes final purchase accounting adjustments of $18.0 million related to the December 2006 acquisition of Markem Corp., with the remainder due to currency translation.

DOVER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table provides the gross carrying value and accumulated amortization for each major class of intangible assets:

	At December 31, 2007			At December 31, 2006
	Gross Carrying	Accumulated	Average	Gross Carrying	Accumulated
	Amount	Amortization	Life (years)	Amount	Amortization
	(dollar amounts
	in thousands)

Amortized Intangible Assets:
Trademarks	$47,943	$13,684	29	$29,865	$11,848
Patents	131,106	74,153	13	116,128	64,833
Customer Intangibles	698,192	144,036	9	648,283	80,794
Unpatented Technologies	153,364	55,984	9	135,449	40,196
Non-Compete Agreements	6,327	5,127	5	6,146	4,421
Drawings & Manuals	13,597	4,368	5	15,765	4,479
Distributor Relationships	72,444	13,302	20	72,374	9,235
Other	21,653	9,888	14	29,217	8,038

Total	1,144,626	320,542	11	1,053,227	223,844

Unamortized Intangible Assets:
Trademarks	246,490			235,999

Total Intangible Assets	$1,391,116	$320,542		$1,289,226	$223,844

Total intangible amortization expense for the twelve months ended December 31, 2007, 2006 and 2005 was $94.6 million, $68.9 million and $41.9 million, respectively. Amortization expense, based on current intangible balances, is estimated to be $90.2 million in 2008, $90.1 million in 2009, $89.5 million in 2010, $87.6 million in 2011 and $72.6 million in 2012.

8.  Discontinued Operations

During 2007, the Company discontinued 2 businesses, of which 1 was sold during the year. In addition, the Company sold 5 businesses that were previously discontinued. At December 31, 2007, assets and liabilities of discontinued operations primarily represent amounts related to two remaining unsold businesses.

The major classes of discontinued assets and liabilities included in the Consolidated Balance Sheets are as follows:

	At December 31,	At December 31,
	2007	2006
	(In thousands)

Assets of Discontinued Operations
Current assets	$40,115	$102,565
Non-current assets	66,527	138,936

	$106,642	$241,501

Liabilities of Discontinued Operations
Current liabilities	$38,899	$118,703
Non-current liabilities	32,594	30,846

	$71,493	$149,549

DOVER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In addition to the entities currently held for sale in discontinued operations, the assets and liabilities of discontinued operations include residual amounts related to businesses previously sold. These residual amounts include property, plant and equipment, deferred tax assets, short and long-term reserves, and contingencies.

Summarized results of the Company’s discontinued operations are detailed in the following table:

	Years Ended December 31,
	2007	2006	2005
	(In thousands)

Revenue	$261,106	$870,209	$1,216,303

Gain (loss) on sale, net of taxes(1)	$(4,086)	$(37,362)	$31,583
Earnings from operations before taxes	10,145	9,955	63,694
Benefit (provision) for income taxes related to operations	1,748	(3,266)	(17,638)

Earnings (loss) from discontinued operations, net of tax	$7,807	$(30,673)	$77,639

(1)	Includes impairments.

Additional information related to operations that were discontinued and/or sold in 2007 is as follows:

•	During the fourth quarter of 2007, the Company completed the sale of Graphics Microsystems and recorded other adjustments for an after-tax gain of $13.3 million.

•	During the third quarter of 2007, the Company discontinued two businesses, Crenlo and Graphics Microsystems. In addition, during the third quarter of 2007, the Company finalized the sale of two previously discontinued businesses and recorded other adjustments resulting in a net after-tax loss of $1.6 million.

•	During the second quarter of 2007, the Company completed the sale of a previously discontinued business and recorded other adjustments for businesses still held for sale, resulting in a net loss of approximately $5.0 million ($8.3 million after-tax).

•	During the first quarter of 2007, the Company completed the sales of Kurz Kasch, discontinued in 2006, and SWF, discontinued in 2005, and recorded other adjustments for businesses still held for sale and to reserves related to completed sales, resulting in a net loss of approximately $9.6 million ($7.5 million after-tax).

During 2006, the Company discontinued thirteen businesses, of which eight were sold during 2006. In addition, the Company sold two businesses that were previously discontinued in 2005. Additional information follows:

•	During the fourth quarter of 2006, the Company finalized the sales of five previously discontinued businesses, including Alphasem, Vitronics Soltec, Universal Instruments, and Hover Davis. In addition, the Company discontinued three small businesses and adjusted the carrying value of a previously discontinued business resulting in a net loss of $38.9 million ($27.0 million after-tax).

•	During the third quarter of 2006, the Company finalized the sales of four previously discontinued businesses, including Mark Andy, RPA Process Technologies and Heil Truck. As a result of the gains on the sales ($27.2 million net of tax) and adjustments to the carrying value of other previously discontinued businesses ($21.6 million net of tax), the Company recorded a $5.6 million gain, net of tax.

•	During the second quarter of 2006, the Company discontinued seven businesses, including Universal Instruments, Alphasem, Vitronics Soltec, Mark Andy, Kurz Kasch and Heil Truck, and as a result, recorded a $106.5 million write-down ($87.9 million after-tax) of the carrying values of these businesses to their estimated fair market value.

DOVER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	During the first quarter of 2006, Dover completed the sale of Tranter PHE, a business discontinued in the fourth quarter of 2005, resulting in a pre-tax gain of approximately $109.0 million ($85.5 million after-tax). In addition, during the first quarter of 2006, the Company discontinued and sold a business for a loss of $2.5 million ($2.2 million after-tax). Also, during the first quarter of 2006, the Company discontinued an operating company, comprised of two businesses, resulting in an impairment of approximately $15.4 million ($14.4 million after-tax).

During 2005, the Company discontinued seven businesses, of which four were sold during 2005 for a net after-tax gain of $63.9 million.

9.  Lines of Credit and Debt

On November 9, 2007, the Company entered into a $1 billion 5-year unsecured revolving credit facility with a syndicate of banks (the “Credit Agreement”) that replaced a facility with substantially similar terms. At the Company’s election, loans under the Credit Agreement will bear interest at a Eurodollar or Sterling rate based on LIBOR, plus an applicable margin ranging from 0.130% to 0.35% (subject to adjustment based on the rating accorded the Company’s senior unsecured debt by S&P and Moody’s), or at a base rate pursuant to a formula defined in the Credit Agreement. In addition, the Credit Agreement requires the Company to pay a facility fee and a utilization fee in certain circumstances and imposes various restrictions on the Company such as, among other things, the requirement for the Company to maintain an interest coverage ratio of EBITDA to consolidated net interest expense of not less than 3.5 to 1. The Company primarily uses this facility as liquidity back-up for its commercial paper program and has not drawn down any loans under the $1 billion facility and does not anticipate doing so. As of December 31, 2007, the Company had commercial paper outstanding in the principal amount of $600.7 million.

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

The Company renewed its Canadian Dollar Credit Facility in November 2007, which will expire on November 18, 2008, with the Bank of Nova Scotia. The new agreement replaced the previous $30 million Canadian (CAD) agreement and provides $15 million (CAD) bank credit availability in either Canadian Dollars or U.S. Dollars (USD), at the Company’s option. The outstanding borrowings at December 31, 2007 and 2006 under the current and previous facilities were approximately $3 million (CAD) and $21 million (CAD), respectively. The covenants and interest rates under this facility match those of the $1 billion Credit Agreement.

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

On November 25, 2005, the Company established a €75 million credit facility with Credit Lyonnais. The interest rate on outstanding balances is 15 basis points over the Euribor rate and the annual commitment fee is 5 basis points on unborrowed amounts. The facility has no material covenants. At December 31, 2007, 2006 and 2005 there was no outstanding balance under this facility.

DOVER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Notes payable shown on the consolidated balance sheets for 2007 and 2006 principally represented commercial paper issued in the U.S. The weighted average interest for short-term borrowings for the years 2007 and 2006 was 5.1% and 4.9%, respectively.

Dover’s long-term debt instruments had a book value of $1,485.2 million on December 31, 2007 and a fair value of approximately $1,496.0 million. On December 31, 2006, the Company’s long-term debt instruments had a book value of $1,512.8 million and a fair value of approximately $1,502.9 million.

A summary of the Company’s long-term debt is as follows for the years ended December 31:

		Weighted	Weighted
		Average	Average Effective
	Maturities	Interest Rate	Interest Rate	2007	2006
	(In thousands)

Notes*	2008 to 2015	5.08%	5.46%	$981,780	$1,012,984
Debentures **	2028 to 2035	5.89%	5.95%	494,843	494,649
Other long-term debt, including capital leases				8,555	5,125

Total long-term debt				1,485,178	1,512,758
Less current installments				33,175	32,267

Long-term debt, excluding current installments				$1,452,003	$1,480,491

*	Includes unamortized discount of $1.8 million and $2.1 million in 2007 and 2006, respectively. Also includes a $150 million note due June 2008 as the Company has the intent and ability to refinance this note for a period greater than 1 year.

**	Includes unamortized discount of $5.2 million and $5.4 million in 2007 and 2006, respectively.

Annual repayments of long-term debt are $183.2 million in 2008, $38.4 million in 2009, $35.5 million in 2010, $434.2 million in 2011, $0.1 million in 2012 and $793.7 million thereafter.

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

As of December 31, 2007, there were two interest rate swap agreements outstanding for a total notional amount of $100.0 million, designated as fair value hedges on part of the Company’s $400.0 million 6.50% Notes due February 15, 2011. One $50 million interest rate swap exchanges fixed-rate interest for variable-rate interest. The other $50 million swap is designated in foreign currency and exchanges fixed-rate interest for variable-rate interest, and also hedges a portion of the Company’s net investment in non-U.S. operations. The swap agreements have reduced the effective interest rate on the notes to 6.43%. There is no hedge ineffectiveness. The fair value of the interest rate swaps outstanding as of December 31, 2007 was determined through market quotation.

DOVER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.  Equity and Cash Incentive Program

2005 Equity and Cash Incentive Plan

On April 20, 2004, the stockholders approved the Dover Corporation 2005 Equity and Cash Incentive Plan (the “2005 Plan”) to replace the 1995 Incentive Stock Option Plan and 1995 Cash Performance Program (the “1995 Plan”), which expired on January 30, 2005. Under the 2005 Plan, a maximum aggregate of 20 million shares are reserved for grants (non-qualified and incentive stock options, stock appreciation rights (“SARs”), and restricted stock) to key personnel between February 1, 2005 and January 31, 2015, provided that no incentive stock options shall be granted under the plan after February 11, 2014 and a maximum of one million shares may be granted as restricted stock. The exercise price of options and SARs may not be less than the fair market value of the stock at the time the awards are granted. The period during which these options and SARs are exercisable is fixed by the Company’s Compensation Committee at the time of grant, but generally may not commence sooner than three years after the date of grant, and may not exceed ten years from the date of grant. All stock options or SARs issued under the 1995 Plan or the 2005 Plan vest after three years of service and expire at the end of ten years. All stock options and SARs are granted at regularly scheduled quarterly Compensation Committee meetings (usually only at the meeting during the first quarter) and have an exercise price equal to the fair market value of Dover stock on that day. New common shares are issued when options or SARs are exercised.

In 2007, the Company issued 1,731,882 SARs under the 2005 Plan. No stock options were issued in 2007 and the Company does not anticipate issuing stock options in the future. The fair value of each grant was estimated on the date of grant using a Black-Scholes option-pricing model with the following assumptions:

	2007 Grant	2006 Grant	2005 Grant
	SARs	SARs	Options

Risk-free interest rate	4.84%	4.63%	3.97%
Dividend yield	1.43%	1.52%	1.70%
Expected life (years)	6.5	8	8
Volatility	28.25%	30.73%	31.15%
Option grant price	$50.60	$46.00	$38.00
Fair value of options granted	$16.65	$17.01	$13.24

DOVER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of activity for SARs and stock options for the years ended December 31, 2007, 2006, and 2005 is as follows:

	SARs				Stock Options
				Weighted					Weighted
				Average					Average
		Weighted		Remaining		Weighted			Remaining
		Average	Aggregate	Contractual		Average			Contractual
		Exercise	Intrinsic	Term		Exercise	Aggregate		Term
	Shares	Price	Value	(Years)	Shares	Price	Intrinsic Value		(Years)

Outstanding at 1/1/2005					12,614,744	$33.45
Granted					2,519,736	38.00
Forfeited					(761,408)	25.26
Exercised					(774,239)	35.53	$10,446,412

Outstanding at 12/31/2005					13,598,833	34.61	59,389,259

Exercisable at December 31, 2005 through February 14, 2012					6,093,240	$36.13

Outstanding at 1/1/2006					13,598,833	34.61
Granted	1,886,989	$46.00
Forfeited	(171,479)	46.00			(336,319)	38.73
Exercised	—	—	$—		(2,485,219)	30.71	$42,055,643

Outstanding at 12/31/2006	1,715,510	46.00	5,524,224	9.10	10,777,295	35.38	149,127,629

Exercisable at December 31, 2006
through February 14, 2013					6,708,069	$32.86

Outstanding at 1/1/2007	1,715,510	$46.00			10,777,295	$35.38
Granted	1,731,882	50.60			—	—
Forfeited	(206,166)	48.11			(276,125)	37.02
Exercised	—	—	$—		(2,240,440)	33.74	$34,095,507	(A)

Outstanding at 12/31/2007	3,241,226	48.32	2,072,808	8.61	8,260,730	35.77	108,935,136		5.08

Exercisable at December 31, 2007
through:
2008	—	—	—		132,567	$35.00	$1,850,635
2009	—	—	—		315,926	31.00	5,674,031
2010	—	—	—		380,737	39.05	3,771,341
2011	—	—	—		904,887	41.00	7,207,301
2012	—	—	—		1,096,471	37.95	12,071,522
2013	—	—	—		1,799,689	24.60	43,844,547
2014	—	—	—		1,623,033	41.25	12,516,816

Total exercisable	—	—	—	—	6,253,310	35.06	86,936,193		4.31

(A)	Cash received by the Company for stock options exercised during the year ended December 31, 2007 totaled $76.1 million.

Unrecognized compensation expense related to non-vested shares was $24.9 million at December 31, 2007. This cost is expected to be recognized over a weighted average period of 1.7 years. The fair value of options vested during the years ended December 31, 2007, 2006 and 2005 were $28.5 million, $27.2 million and $27.4 million, respectively.

DOVER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Additional Detail

	SARs Outstanding			SARs Exercisable
			Weighted Average			Weighted Average
		Weighted Average	Remaining Life		Weighted Average	Remaining Life
Range of Exercise Prices	Number	Exercise Price	in Years	Number	Exercise Price	in Years

$46.00-$50.60	3,241,226	$48.32	8.61	—	$—	—

	Options Outstanding			Options Exercisable
			Weighted Average			Weighted Average
		Weighted Average	Remaining Life		Weighted Average	Remaining Life
Range of Exercise Prices	Number	Exercise Price	in Years	Number	Exercise Price	in Years

$24.50-$31.00	2,115,315	$25.53	4.52	2,115,315	$25.53	4.52
$33.00-$39.00	3,609,995	37.99	5.43	1,604,275	37.98	3.32
$39.40-$43.00	2,535,420	41.16	5.04	2,533,720	41.16	4.76

The Company also has a restricted stock program (as part of the 2005 Plan), under which common stock of the Company may be granted at no cost to certain officers and key employees. In general, restrictions limit the sale or transfer of these shares during a two or three year period, and restrictions lapse proportionately over the two or three year period. The Company did not grant any restricted shares in 2007 or 2006. Restricted shares granted in 2005 were 6,000.

In addition, the Company has a stock compensation plan under which non-employee directors are granted shares of Dover’s common stock each year as more than half of their compensation for serving as directors. During 2007, the Company issued an aggregate of 14,129 shares, net, of its common stock to twelve outside directors (after withholding 6,056 additional shares to satisfy tax obligations) as partial compensation for serving as directors of the Company during 2007. During 2006, the Company issued an aggregate of 11,004 shares of its common stock, net, to ten outside directors (after withholding an aggregate of 3,958 additional shares to satisfy tax obligations), as partial compensation for serving as directors of the Company during 2006. During 2005, the Company issued an aggregate of 12,860 shares, net, of its common stock to eight outside directors (after withholding an aggregate of 3,790 additional shares to satisfy tax obligations), as partial compensation for serving as directors of the Company during 2005.

During the third and fourth quarters of 2007, the Board of Directors approved two separate share repurchase programs authorizing repurchases of approximately 20,000,000 common shares through the end of 2008. The Company entered into an accelerated share repurchase agreement on August 2, 2007 (“ASR”) under which it purchased 6,000,000 shares of its common stock at an initial purchase price of $51.64 per share. Upon final settlement of this ASR in the fourth quarter of 2007, the final economic purchase price was $48.36 per share, representing an average of the volume weighted average price of the Company’s common stock during the outstanding period less a negotiated discount amount. In addition, during 2007, the Company made other open market purchases of its common stock totaling 6.4 million shares at an average price of $46.78 per share.

11.  Income Taxes

Income taxes have been based on the following components of “Earnings Before Provision for Income Taxes and Discontinued Operations” in the Consolidated Statements of Operations:

	For the Years Ended December 31,
	2007	2006	2005

Domestic	$521,266	$475,994	$378,186
Foreign	366,338	333,499	210,250

	$887,604	$809,493	$588,436

DOVER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Total income taxes were as follows:

	For the Years Ended December 31,
	2007	2006	2005
	(In thousands)

Taxes on income from continuing operations	$234,331	$217,038	$155,933
Credit to Stockholders’ equity for tax benefit related to stock option exercises	(10,319)	(15,316)	(3,628)

	$224,012	$201,722	$152,305

Income tax expense (benefit) for the years ended December 31, 2007, 2006 and 2005 is comprised of the following:

	For the Year Ended December 31,
	2007	2006	2005
	(In thousands)

Current:
U.S. Federal	$170,530	$153,016	$85,343
State and local	19,351	10,494	14,992
Foreign	77,719	68,532	37,856

Total current — continuing	267,600	232,042	138,191

Deferred:
U.S. Federal	(27,176)	(16,147)	16,202
State and local	5,075	2,631	(1,929)
Foreign	(11,168)	(1,488)	3,469

Total deferred — continuing	(33,269)	(15,004)	17,742

Total expense — continuing	$234,331	$217,038	$155,933

Differences between the effective income tax rate and the U.S. Federal income statutory rate are as follows:

	For the Years Ended December 31,
	2007	2006	2005

U.S. Federal income tax rate	35.0%	35.0%	35.0%
State and local taxes, net of Federal income tax benefit	1.9	1.1	1.4
Foreign operations tax effect	(6.9)	(7.0)	(5.5)

Subtotal	(5.0)	(5.9)	(4.1)

R&E tax credits	(0.5)	(0.6)	(0.5)
Foreign export program benefits	—	(0.3)	(0.3)
Domestic manufacturing deduction	(1.0)	(0.4)	(0.6)
Foreign tax credits	(0.1)	(0.2)	(0.3)
Branch losses	(0.3)	(0.5)	(1.1)
Settlement of tax contingencies	(1.8)	(1.3)	(4.6)
Repatriation of foreign earnings	—	—	1.7
Other, principally non-tax deductible items	0.1	1.0	1.3

Effective rate from continuing operations	26.4%	26.8%	26.5%

DOVER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The tax effects of temporary differences that give rise to future deferred tax assets and liabilities are as follows:

	At December 31,
	2007	2006
	(In thousands)

Deferred Tax Assets:
Accrued insurance	$11,103	$14,655
Accrued compensation, principally postretirement benefits and other employee benefits	130,619	124,543
Accrued expenses, principally for state income taxes, interest and warranty	79,228	50,999
Long-term liabilities, principally warranty, environmental, and exit costs	3,807	3,400
Inventories, principally due to reserves for financial reporting purposes and capitalization for tax purposes	25,760	20,740
Net operating loss and other carryforwards	100,154	112,204
Accounts receivable, principally due to allowance for doubtful accounts	7,199	6,652
Other assets	24,443	19,838

Total gross deferred tax assets	382,313	353,031

Valuation allowance	(64,534)	(63,842)

Total deferred tax assets	$317,779	$289,189

Deferred Tax Liabilities:
Accounts receivable	$(8,992)	$(16,991)
Plant and equipment, principally due to differences in depreciation	(41,952)	(39,873)
Intangible assets, principally due to different tax and financial reporting bases and amortization lives	(489,479)	(498,825)
Prepaid pension assets	(15,948)	(1,977)

Total gross deferred tax liabilities	$(556,371)	$(557,666)

Net deferred tax liability	$(238,592)	$(268,477)

The components of the net deferred tax liability are classified as follows in the consolidated balance sheets:

Current deferred tax asset	$77,477	$64,369
Non-current deferred tax liability	(316,069)	(332,846)

The Company has loss carryovers for federal and foreign purposes as of December 31, 2007 of $48.8 million and $97.0 million, respectively, and, as of December 31, 2006, $81.8 million and $123.4 million, respectively. The federal loss carryovers are available for use against the Company’s consolidated federal taxable income and expire in 2025. The entire balance of the foreign losses is available to be carried forward, with $9.7 million of these losses beginning to expire during the years 2008 through 2013. The remaining $87.3 million of such losses can be carried forward indefinitely.

The Company has loss carryovers for state purposes as of December 31, 2007 and 2006 of $229.2 million and $244.2 million, respectively. The state loss carryovers are available for use by the Company between 2008 and 2027.

The Company has foreign tax credit carryovers of $30.5 million at December 31, 2007 and 2006 that are available for use by the Company between 2008 and 2015.

DOVER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company has research and development credits of $4.1 million at December 31, 2007 and $3.7 million at December 31, 2006 that are available for use by the Company between 2008 and 2026.

At December 31, 2007, the Company had available alternative minimum tax credits of $3.1 million, which are available for use by the Company indefinitely, and alternative minimum tax foreign tax credits of $11.7 million that are available for use by the Company between 2008 and 2026.

The Company maintains valuation allowances by jurisdiction against the deferred tax assets related to certain of these carryforwards as utilization of these tax benefits are not assured for certain jurisdictions.

The Company has not provided for U.S. federal income taxes or tax benefits on the undistributed earnings of its international subsidiaries because such earnings are reinvested and it is currently intended that they will continue to be reinvested indefinitely. At December 31, 2007, the Company has not provided for federal income taxes on earnings of approximately $670.8 million from its international subsidiaries.

In 2007, the Company recognized $19.8 million in tax benefits related to the resolution of various state and U.S. income tax issues. During 2006, the Company recognized an $11.0 million tax benefit, primarily related to the resolution of a state income tax issue. During 2005, the Company recognized a $25.5 million tax benefit, primarily related to the resolution of U.S. tax issues, including $5.5 million related to a favorable tax court decision.

On October 22, 2004, the President signed the American Jobs Creation Act of 2004 (the “Act”). The Act creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85% dividends received deduction for certain dividends from controlled foreign corporations. During the second half of 2005, the Company recorded a net U.S. tax provision of $9.5 million related to the repatriation of $373.7 million of foreign dividends under the provisions of the Act.

Unrecognized Tax Benefits

Effective January 1, 2007, Dover adopted the provisions of FIN 48. See Note 2 for additional information on the impact of adoption on Dover’s Consolidated Financial Statements.

Dover files Federal income tax returns, as well as multiple state, local and non-U.S. jurisdiction tax returns. The Company is no longer subject to examinations of its federal income tax returns by the Internal Revenue Service (“IRS”) for years through 2004. All significant state and local, and international matters have been concluded for years through 1994 and 1999, respectively. With the exception of matters in litigation, for which an estimate cannot be made due to uncertainties, the Company does not believe it is reasonably possible that its unrecognized tax benefits will significantly change within the next twelve months.

The following table is a reconciliation of the beginning and ending balances of the Company’s unrecognized tax benefits:

	Continuing		Discontinued	Total
	(In thousands)

Unrecognized tax benefits at January 1, 2007	$184,907		$38,746	$223,653
Additions based on tax positions related to the current year	22,257		—	22,257
Additions for tax positions of prior years	32,264		16,937	49,201
Reductions for tax positions of prior years	(39,415)		(18,507)	(57,922)
Settlements	(3,118)		(2,189)	(5,307)
Lapse of statutes	(8,137)		—	(8,137)

Unrecognized tax benefits at December 31, 2007	$188,758	(A)	$34,987	$223,745

DOVER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(A)	Included in this balance are net potential tax benefits of $144.4 million that, if recognized, would impact the Company’s effective tax rate. During the years ended December 31, 2007, 2006 and 2005, the Company recorded potential interest and penalty expense/(income) of $12.9 million, $5.0 million and ($2.1) million, respectively, related to its unrecognized tax benefits as a component of provision for income taxes. The Company had accrued interest and penalties of $56.8 million at December 31, 2007 and $28.3 million at December 31, 2006, prior to the cumulative effect of adoption of FIN 48. The Company’s unrecognized tax benefits at December 31, 2007 are presented in Other Deferrals in the Consolidated Balance Sheet and in Federal and Other Taxes on Income at December 31, 2006.

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

The Company leases certain facilities and equipment under operating leases, many of which contain renewal options. Total rental expense, net of insignificant sublease rental income, on all operating leases was $70.9 million, $54.1 million and $52.6 million for the years ended December 31, 2007, 2006 and 2005, respectively. Contingent rentals under the operating leases were not significant. Aggregate future minimum lease payments for operating leases as of December 31, 2007 are $45.5 million in 2008, $34.5 million in 2009, $26.6 million in 2010, $19.1 million in 2011 and $59.9 million thereafter.

Aggregate future minimum lease payments for capital leases as of December 31, 2007 are $2.3 million in 2008, $1.7 million in 2009, $1.5 million in 2010, $1.4 million in 2011 and $9.0 million thereafter.

Warranty program claims are provided for at the time of sale. Amounts provided for are based on historical costs and adjusted for new claims. A rollforward of the warranty reserve is as follows:

	2007	2006
	(In thousands)

Beginning Balance January 1	$48,689	$37,283
Provision for warranties	39,777	36,087
Increase from acquisitions	378	3,366
Settlements made	(32,849)	(29,190)
Other adjustments	218	1,143

Ending Balance December 31	$56,213	$48,689

DOVER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.  Employee Benefit Plans

The Company and most of its subsidiaries offer a defined contribution plan to their employees. The Company also has defined benefit pension plans (the “plans”) covering certain employees of Dover and its subsidiaries. The plans’ benefits are generally based on years of service and employee compensation. The Company’s funding policy is consistent with the funding requirements of ERISA and applicable international laws. Dover uses a measurement date of September 30th for the majority of its pension and other postretirement benefit plans. However, beginning in fiscal year 2008, as required under SFAS No. 158, Dover will use December 31, 2008 as its valuation date. See Note 1 “Recent Accounting Standards” for a discussion of the new required valuation date and the expected impact of adoption on Dover.

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

The expected return on asset assumption used for pension expense was developed through analysis of historical market returns, current market conditions and the past experience of plan asset investments. In developing the expected return on asset assumption, estimates of future market returns by asset category are less than actual long-term historical returns in order to best anticipate future experience. Overall, it is projected that the investment of plan assets will achieve an 8.0% net return over time from the asset allocation strategy.

Dover’s discount rate assumption is determined by constructing a portfolio of highly rated bonds to match the expected benefit stream to be paid from the plans. The benefit payment stream is assumed to be funded from bond coupons and maturities, as well as interest on the excess cash flows from the bond portfolio.

The Company also provides, through non-qualified plans, supplemental retirement benefits in excess of qualified plan limits imposed by Federal tax law. These plans are supported by the general assets of the Company.

DOVER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Obligations and Funded Status

	Qualified		Non Qualified
	Defined Benefits		Supplemental Benefits		Post-Retirement Benefits
	2007	2006	2007	2006	2007	2006
	(In thousands)

Change in benefit obligation
Benefit obligation at beginning of year	$501,566	$464,332	$159,915	$145,131	$19,819	$21,999
Benefits earned during the year	15,215	15,782	8,156	6,890	358	221
Interest cost	27,482	25,010	9,146	8,323	1,102	928
Plan participants’ contributions	122	266	—	—	153	166
Benefits paid	(41,370)	(35,220)	(12,326)	(7,779)	(1,664)	(1,464)
Actuarial (gain) loss	(30,843)	(24,580)	(15,883)	30	(4,026)	(2,696)
Amendments	(5,688)	1,176	4,530	7,320	132	—
Acquisitions	—	50,493	—	—	—	5,410
Divestitures	—	—	—	—	—	(4,768)
Settlements and curtailments	235	(1,344)	—	—	—	23
Currency rate changes	10,255	5,651	—	—	—	—

Benefit obligation at end of year	476,974	501,566	153,538	159,915	15,874	19,819

Change in Plan Assets
Fair value of plan assets at beginning of year	462,741	425,114	—	—	—	—
Actual return on plan assets	44,132	66,260	—	—	—	—
Company contributions	8,700	3,004	12,326	7,779	1,511	1,298
Employee contributions	122	266	—	—	153	166
Benefits paid	(41,370)	(35,220)	(12,326)	(7,779)	(1,664)	(1,464)
Acquisitions	—	—	—	—	—	—
Divestitures	—	14	—	—	—	—
Settlements and curtailments	—	—	—	—	—	—
Currency rate changes	7,191	3,303	—	—	—	—

Fair value of plan assets at end of year	481,516	462,741	—	—	—	—

Funded status	4,542	(38,825)	(153,538)	(159,915)	(15,874)	(19,819)
Employer contributions from 10/1 to 12/31	—	—	1,556	6,492	—	—

Prepaid (accrued) benefit cost	$4,542	$(38,825)	$(151,982)	$(153,423)	$(15,874)	$(19,819)

Amounts recognized in the statement of financial position consist of:
Assets and Liabilities
Other assets and deferred charges	$47,632	$12,162	$—	$—	$—	$—
Accrued compensation and employee benefits	(738)	(3,305)	(8,473)	(12,960)	(1,332)	(1,592)
Other deferrals (principally compensation)	(42,352)	(47,682)	(143,509)	(140,463)	(14,542)	(18,227)
Intangible asset	—	—	—	—	—	—

Total Assets and Liabilities	4,542	(38,825)	(151,982)	(153,423)	(15,874)	(19,819)

Net actuarial (gains) losses	38,466	90,543	6,249	22,767	(5,529)	(1,780)
Prior service (credit) cost	8,625	12,387	71,510	74,065	(1,400)	(1,572)
Net asset at transition, other	(293)	(204)	—	—	—	—
Deferred taxes	(16,379)	(35,816)	(27,216)	(33,891)	2,425	1,261

Total Accumulated other comprehensive (earnings) loss, net of tax	30,419	66,910	50,543	62,941	(4,504)	(2,091)

Net amount recognized at December 31,	$34,961	$28,085	$(101,439)	$(90,482)	$(20,378)	$(21,910)

Accumulated benefit obligations	$444,242	$456,889	$95,598	$101,946

Information for plans with accumulated benefit obligations in excess of plan assets:
ABO	$105,781	$112,986	$95,598	$101,946
PBO	106,892	118,610	153,538	159,915
Fair value of plan assets	64,516	68,154	—	—

DOVER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net Periodic Cost

	Defined Benefits			Supplemental Benefits			Post-Retirement Benefits
	2007	2006	2005	2007	2006	2005	2007	2006	2005
	(In thousands)

Expected return on plan assets	$(32,760)	$(31,238)	$(27,242)	$—	$—	$—	$—	$—	$—
Service Cost	15,215	15,782	11,834	8,156	6,890	5,488	358	165	204
Interest Cost	28,239	25,010	17,979	9,146	8,323	7,378	1,102	831	987
Amortization of:
Prior service cost (income)	1,506	1,403	1,116	7,086	6,476	5,984	(172)	(172)	(146)
Transition obligation	(237)	(1,093)	(1,087)	—	—	—	—	—	—
Recognized actuarial (gain) loss	10,144	10,252	5,333	586	1,014	9	(112)	(63)	82
Settlement and curtailments (gain) loss	2,400	—	—	—	—	—	—	—	(501)

Total net periodic benefit cost	$24,507	$20,116	$7,933	$24,974	$22,703	$18,859	$1,176	$761	$626

The cost of contractual termination benefits were $0.4 million, $0.4 million and $0.1 million in 2007, 2006 and 2005, respectively.

Assumptions

The weighted-average assumptions used in determining the benefit obligations were as follows:

	Defined Benefits		Supplemental Benefits		Post-Retirement Benefits
	2007	2006	2007	2006	2007	2006

Discount rate	6.10%	5.60%	6.25%	5.75%	6.00%	5.75%
Average wage increase	4.20%	4.30%	6.00%	6.00%	—	—
Ultimate medical trend rate	—	—	—	—	5.00%	5.00%

The weighted-average assumptions used in determining the net periodic cost were as follows:

	Defined Benefits			Supplemental Benefits			Post-Retirement Benefits
	2007	2006	2005	2007	2006	2005	2007	2006	2005

Discount rate	5.60%	5.40%	5.60%	5.75%	5.50%	5.75%	5.75%	5.50%	5.75%
Average wage increase	4.30%	4.10%	4.40%	6.00%	6.00%	6.00%	—	—	—
Expected return on plan assets	7.40%	7.90%	8.40%	—	—	—	—	—	—
Ultimate medical trend rate	—	—	—	—	—	—	5.00%	4.50%	5.50%

Plan Assets

The actual and target weighted-average asset allocation for benefit plans was as follows:

	December	December	Current
	2007	2006	Target

Equity — domestic	37%	36%	35%
Equity — international	26%	24%	23%
Fixed income — domestic	29%	33%	35%
Real estate	8%	7%	7%
Other	0%	0%	0%

Total	100%	100%	100%

DOVER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Future Estimates

Benefit Payments

Estimated future benefit payments to retirees, which reflect expected future service, are as follows:

	Defined	Supplemental	Post-Retirement
	Benefits	Benefits	Benefits
	(In thousands)

2008	$26,000	$8,000	$1,000
2009	26,000	15,000	1,000
2010	28,000	29,000	1,000
2011	29,000	14,000	1,000
2012	30,000	13,000	1,000
2013-2017	158,000	83,000	7,000

Contributions

Estimated contributions to be made during 2008 are as follows:

	Defined	Supplemental
	Benefit	Benefits
	(In thousands)

To plan assets	$6,000	$—
To plan participants	1,000	8,000

2008 Amortization Expense

Estimated amortization expense for 2008 related to amounts in Accumulated Other Comprehensive Earnings (Loss) at December 31, 2008 is as follows:

		Supplemental
	Defined Benefits	Benefits	Post-Retirement
	(In thousands)

Amortization of:
Prior service cost (income)	$1,166	$7,463	$(172)
Transition obligation	(57)	—	—
Recognized actuarial (gain) loss	4,229	—	(526)

Total	$5,338	$7,463	$(698)

Pension cost for all defined contribution, defined benefit, and supplemental plans was $80.5 million for 2007, $70.5 million for 2006 and $48.0 million for 2005.

For post-retirement benefit measurement purposes, a 10% annual rate of increase in the per capita cost of covered benefits (i.e., health care cost trend rates) was assumed for 2008. The rate was assumed to decrease gradually to 5% by the year 2017 and remain at that level thereafter. The health care cost trend rate assumption can have an effect on the amounts reported. For example, increasing (decreasing) the assumed health care cost trend rates by one percentage point in each year would increase (decrease) the accumulated post-retirement benefit obligation as of December 31, 2007 by $0.5 million ($0.4 million) and would have a negligible impact on the net post-retirement benefit cost for 2007.

The post-retirement benefit plans cover approximately 1,800 participants, approximately 1,200 of whom are eligible for medical benefits. The plans are effectively closed to new entrants. The post-retirement benefit obligation amounts at December 31, 2007 and 2006 include approximately $4.4 million and $4.3 million in obligations, respectively, recorded in discontinued operations.

DOVER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.  Segment Data

Effective July 1, 2007, the Company realigned its segment structure from six to four segments. All years presented have been conformed to the current year presentation.

Dover identifies its operating segments through the underlying management reporting structure related to its operating companies and through commonalities related to products, processes, distribution and/or markets served. The Company’s segment structure allows the management of each segment to focus its attention on particular markets and provide oversight capacity to acquire additional businesses.

Dover’s four reportable segments are briefly described below:

Industrial Products manufactures equipment and components for use in material handling such as industrial and recreational winches, utility, construction and demolition machinery attachments, hydraulic parts, industrial automation tools, 4WD and AWD powertrain systems and other accessories of off-road vehicles. In addition, mobile equipment related products include refuse truck bodies, tank trailers, compactors, balers, vehicle service lifts, car wash systems, internal engine components, fluid control assemblies and various aerospace components.

Engineered Systems manufactures or assembles the following products: refrigeration systems, display cases, walk-in coolers, foodservice equipment, commercial kitchen air and ventilation systems, heat transfer equipment, food and beverage packaging machines and ATM machines. The segment also manufactures product identification related products such as industrial marking and coding systems used to code information (i.e. dates and serial numbers) on consumer products. In addition, the segment produces several printing products for cartons used in warehouse logistics operations as well as bar code printers and portable printers.

Fluid Management manufactures the following products that serve the energy markets (i.e. oil and gas): sucker rods, gas well production control devices, drill bit inserts for oil and gas exploration, control valves, piston and seal rings, control instrumentation, remote data collection and transfer devices, components for compressors, turbo machinery, motors and generators. In addition, the segment manufactures various products that provide fluid solutions including nozzles, swivels and breakaways used to deliver various types of fuel, suction system equipment, unattended fuel management systems, integrated tank monitoring, pumps used in fluid transfer applications, quick disconnect couplings used in a wide variety of biomedical and commercial applications, and chemical portioning and dispensing systems.

Electronic Technologies manufactures advanced micro-component products for the hearing aid and consumer electronics industries, high frequency capacitors, microwave electro-magnetic switches, radio frequency and microwave filters, electromagnetic products, and frequency control/select components. In addition, the segment builds sophisticated automated assembly and testing equipment for the electronics industry.

Selected information by geographic regions is presented below:

	Revenue			Long-Lived Assets
	For the Years Ended December 31,			At December 31,
	2007	2006	2005	2007	2006
	(In thousands)

United States	$3,974,027	$3,540,630	$3,017,856	$566,837	$531,739
Europe	1,530,411	1,187,970	959,009	166,644	158,118
Other Americas	633,701	546,355	441,301	32,895	28,794
Total Asia	932,522	885,577	589,905	102,200	86,588
Other	155,428	168,747	126,757	16,569	9,949

	$7,226,089	$6,329,279	$5,134,828	$885,145	$815,188

DOVER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

	For the Years Ended December 31,
	2007	2006	2005
	(In thousands)

REVENUE
Industrial Products	$2,221,119	$1,926,289	$1,729,950
Engineered Systems	2,147,289	1,674,163	1,404,792
Fluid Management	1,482,008	1,329,603	1,068,048
Electronic Technologies	1,390,103	1,411,564	941,416
Intra — segment eliminations	(14,430)	(12,340)	(9,378)

Total consolidated revenue	$7,226,089	$6,329,279	$5,134,828

EARNINGS FROM CONTINUING OPERATIONS
Segment Earnings:
Industrial Products	$297,051	$251,228	$233,860
Engineered Systems	281,817	241,730	205,494
Fluid Management	304,576	267,377	198,344
Electronic Technologies	180,337	214,947	88,022

Total segments	1,063,781	975,282	725,720
Corporate expense/other	(87,169)	(88,805)	(65,041)
Net interest expense	(89,008)	(76,984)	(72,243)

Earnings from continuing operations before provision for income taxes and discontinued operations	887,604	809,493	588,436
Provision for taxes	234,331	217,038	155,933

Earnings from continuing operations — total consolidated	$653,273	$592,455	$432,503

OPERATING MARGINS (pre-tax)
Segments:
Industrial Products	13.4%	13.0%	13.5%
Engineered Systems	13.1%	14.4%	14.6%
Fluid Management	20.6%	20.1%	18.6%
Electronic Technologies	13.0%	15.2%	9.3%
Total Segment	14.7%	15.4%	14.1%
Earnings from continuing operations	12.3%	12.8%	11.5%

DOVER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Selected financial information by market segment (continued):

TOTAL ASSETS AT DECEMBER 31:	2007	2006	2005

Industrial Products	$2,070,122	$1,956,419	$1,521,915
Engineered Systems	1,977,475	1,977,348	1,062,406
Fluid Management	1,158,364	1,078,071	1,027,757
Electronic Technologies	2,017,045	1,879,673	1,842,326
Corporate (principally cash and equivalents and marketable securities)	740,122	493,645	311,060

Total continuing assets	7,963,128	7,385,156	5,765,464
Assets from discontinued operations	106,642	241,501	815,028

Consolidated total	$8,069,770	$7,626,657	$6,580,492

	For the Years Ended December 31,
DEPRECIATION and AMORTIZATION (continuing)	2007	2006	2005

Industrial Products	$64,813	$49,292	$41,306
Engineered Systems	60,759	37,971	31,499
Fluid Management	43,700	38,882	31,924
Electronic Technologies	74,720	68,248	42,586
Corporate	1,036	1,240	1,223

Consolidated total	$245,028	$195,633	$148,538

CAPITAL EXPENDITURES (continuing)
Industrial Products	$38,118	$39,000	$31,866
Engineered Systems	46,530	42,148	27,130
Fluid Management	51,197	53,302	30,861
Electronic Technologies	37,946	55,583	33,899
Corporate	461	699	2,639

Consolidated total	$174,252	$190,732	$126,395

DOVER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.  Quarterly Data (Unaudited)

			Earnings From Continuing Operations
				Per Share -	Per Share -
Quarter	Revenue	Gross Profit	Amount	Basic	Diluted	Net Earnings

2007
First	$1,719,348	$622,393	$134,491	$0.66	$0.65	$128,931
Second	1,802,891	656,026	171,967	0.84	0.83	172,194
Third	1,843,829	671,190	177,939	0.89	0.88	174,591
Fourth	1,860,021	672,058	168,876	0.86	0.86	185,364

	$7,226,089	$2,621,667	$653,273	3.24	3.22	$661,080

2006
First	$1,448,847	$536,755	$128,131	$0.63	$0.63	$203,826
Second	1,596,012	602,236	154,473	0.76	0.75	71,911
Third	1,605,247	573,044	155,288	0.76	0.76	167,525
Fourth	1,679,173	596,542	154,563	0.76	0.75	118,520

	$6,329,279	$2,308,577	$592,455	2.91	2.88	$561,782

All quarterly and full-year periods reflect the impact of certain operations that were discontinued. As a result, the quarterly data presented above will not agree to previously issued quarterly financial statements.

16.  Subsequent Event

Through February 22, 2008, the Company has repurchased 2,375,000 shares of its common stock on the open market at an average price of $41.19 per share.

On February 14, 2008 the Company’s Board of Directors declared a regular quarterly cash dividend of $0.20 per share, payable on March 14, 2008 to shareholders of record as of February 29, 2008.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 31, 2007, 2006 and 2005 (In thousands)

	Balance at	Acquired by	Charged to			Balance at
	Beginning of	Purchase or	Cost and	Accounts		End of
	Year	Merger	Expense	Written Off	Other	Year

Year Ended December 31, 2007 Allowance for Doubtful Accounts	$28,070	805	6,018	(4,718)	2,296	$32,471
Year Ended December 31, 2006 Allowance for Doubtful Accounts	$25,739	3,135	6,367	(5,237)	(1,934)	$28,070
Year Ended December 31, 2005 Allowance for Doubtful Accounts	$23,718	1,882	8,092	(3,841)	(4,112)	$25,739

	Balance at	Acquired by				Balance at
	Beginning of	Purchase or				End of
	Year	Merger	Additions	Reductions	Other	Year

Year Ended December 31, 2007 Deferred Tax Valuation Allowance	$63,842	—	7,910	(11,034)	3,816	$64,534
Year Ended December 31, 2006 Deferred Tax Valuation Allowance	$51,856	13,829	11,849	(10,362)	(3,330)	$63,842
Year Ended December 31, 2005 Deferred Tax Valuation Allowance	$43,540	22,637	4,478	(14,795)	(4,004)	$51,856

	Balance at	Acquired by	Charged to			Balance at
	Beginning of	Purchase or	Cost and			End of
	Year	Merger	Expense	Reductions	Other	Year

Year Ended December 31, 2007 Inventory Reserves	$91,653	7,904	23,407	(24,721)	2,284	$100,527
Year Ended December 31, 2006 Inventory Reserves	$87,147	11,150	16,318	(29,907)	6,945	$91,653
Year Ended December 31, 2005 Inventory Reserves	$89,734	4,621	24,091	(27,181)	(4,118)	$87,147

	Balance at	Acquired by	Charged to			Balance at
	Beginning of	Purchase or	Cost and			End of
	Year	Merger	Expense	Reductions	Other	Year

Year Ended December 31, 2007 LIFO Reserve	$48,248	—	3,740	—	—	$51,988
Year Ended December 31, 2006 LIFO Reserve	$38,805	—	9,443	—		$48,248
Year Ended December 31, 2005 LIFO Reserve	$35,009	—	3,796	—	—	$38,805

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act were effective as of December 31, 2007 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and (ii) accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls

During the fourth quarter of 2007, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The information with respect to the directors and the board committees of the Company required to be included pursuant to this Item 10 is included under the caption “ITEMS TO BE VOTED UPON, Proposal 1 — Election of Directors” in the 2008 Proxy Statement relating to the 2008 Annual Meeting of Stockholders which will be filed with the Securities and Exchange Commission pursuant to Rule 14a-6 under the Exchange Act of 1934 in accordance with applicable SEC deadlines, and is incorporated in this Item 10 by reference. The information with respect to the executive officers of the Company required to be included pursuant to this Item 10 is included under the caption “Executive Officers of the Registrant” in Part I of this Annual Report on Form 10-K and is incorporated in this Item 10 by reference.

The information with respect to Section 16(a) reporting compliance required to be included in this Item 10 is included under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2008 Proxy Statement and is incorporated in this Item 10 by reference.

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

The information with respect to executive compensation required to be included pursuant to this Item 11 is included under the caption “Executive Compensation” in the 2008 Proxy Statement and is incorporated in this Item 11 by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information regarding security ownership of certain beneficial owners and management that is required to be included pursuant to this Item 12 is included under the caption “Security Ownership of Certain Beneficial Owners and Management” in the 2008 Proxy Statement and is incorporated in this Item 12 by reference.

EQUITY COMPENSATION PLANS

The Equity Compensation Plan Table below presents information regarding the Company’s equity compensation plans at December 31, 2007:

	(a)	(b)	(c)
Number of Securities
Remaining Available
	Number of Securities	Weighted-Average	for Future Issuance
	to be Issued Upon	Exercise Price of	Under Equity
	Exercise of	Outstanding	Compensation Plans
	Outstanding Options,	Options, Warrants	(Excluding Securities
Plan Category	Warrants and Rights	and Rights	Reflected in Column (a))

Equity compensation plans approved by stockholders	11,501,956	39.31	14,682,704
Equity compensation plans not approved by stockholders	—	—	—
Total	11,501,956	39.31	14,682,704

The Company has three compensation plans under which equity securities of the Company have been authorized for issuance and have been issued to employees and to non-employee directors. These are the 1995 Incentive Stock Option Plan and 1995 Cash Performance Program (the “1995 Plan”), the 2005 Equity and Cash Incentive Plan (the “2005 Plan”) and the 1996 Non-Employee Directors’ Stock Compensation Plan (the “Directors’

Plan”). The information regarding the 2005 Plan and the Directors’ Plan that is required to be included pursuant to this Item 12 is included under the captions “Equity Plans” (following the table entitled “Outstanding Equity Awards at Fiscal Year-End”) and “Directors’ Compensation,” respectively, in the 2008 Proxy Statement and is incorporated in this Item 12 by reference. The table above does not reflect shares eligible for issuance under the 1996 Non-Employee Directors’ Stock Compensation Plan, which does not specify a maximum number of shares issuable under it.

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

The exercise price of options is the fair market value on the date of grant as determined in good faith by the Compensation Committee. Options granted under this plan may not be sold, transferred, hypothecated, pledged or otherwise disposed of by any of the holders except by will or by the laws of descent and distribution except that a holder may transfer any non-qualified option granted under this plan to members of the holder’s immediate family, or to one or more trusts for the benefit of such family members, provided that the holder does not receive any consideration for the transfer.

The information above summarizes the material aspects of the 1995 Plan. The rights and obligations of participants are determined by the provisions of the plan document itself.

Item 13.	Certain Relationships and Related Transactions and Director Independence

The information with respect to any reportable transaction, business relationship or indebtedness between the Company and the beneficial owners of more than 5% of the Common Stock, the directors or nominees for director of the Company, the executive officers of the Company or the members of the immediate families of such individuals that are required to be included pursuant to this Item 13 is included in Dover’s 2008 Proxy Statement under the caption “ITEMS TO BE VOTED UPON, Proposal 1 — Election of Directors” and is incorporated in this Item 13 by reference.

Item 14.	Principal Accountant Fees and Services

The information set forth under the caption “Relationship with Independent Registered Public Accounting Firm” in the 2008 Proxy Statement is incorporated in this Item 14 by reference.

The information with respect to audit committee pre-approval policies and procedures required to be included pursuant to this Item 14 is included in the section entitled “Pre-Approval of Services by Independent Registered Public Accounting Firm” under the caption “Relationship with Independent Registered Public Accounting Firm” in the 2008 Proxy Statement and is incorporated in this Item 14 by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)(1) Financial Statements

Financial Statements covered by the Report of Independent Registered Public Accounting Firm:

(A) Consolidated Statements of Operations for the years ended December 31, 2007, 2006 and 2005.

(B) Consolidated Balance Sheets as of December 31, 2007 and 2006.

(C) Consolidated Statements of Stockholders’ Equity and Comprehensive Earnings for the years ended December 31, 2007, 2006, and 2005.

(D) Consolidated Statements of Cash Flows for the years ended December 31, 2007, 2006 and 2005.

(E) Notes to consolidated financial statements.

(2) Financial Statement Schedule

The following financial statement schedule is included in Item No. 8 of this report on Form 10-K:

•	Schedule II — Valuation and Qualifying Accounts

All other schedules are not required and have been omitted.

(3) Not covered by the Report of Independent Registered Public Accounting Firm:

Quarterly financial data (unaudited)

(4) See (b) below.

(b) Exhibits:

(3	)(i)(a)	Restated Certificate of Incorporation, filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the Period Ended June 30, 1998 (SEC File No. 001-04018), is incorporated by reference.
(3	)(i)(b)	Certificate of Correction to the Restated Certificate of Incorporation dated as of January 24, 2003, filed as Exhibit 3(i) to the Company’s Current Report on Form 8-K filed February 28, 2003 (SEC File No. 001-04018), is incorporated by reference.
(3	)(ii)	By-Laws of the Company as amended and restated as of February 14, 2008, filed as Exhibit 3(ii) to the Company’s Current Report on Form 8-K filed February 20, 2008 (SEC File No. 001-04018), are incorporated by reference.
(4.1)		Indenture, dated as of June 8, 1998 between Dover Corporation and The First National Bank Chicago, as Trustee, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed June 12, 1998 (SEC File No. 001-04018), is incorporated by reference.
(4.2)		Form of 6.25% Notes due June 1, 2008 ($150,000,000 aggregate principal amount), filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K filed June 12, 1998 (SEC File No. 001-04018), is incorporated by reference.
(4.3)		Form of 6.65% Debentures due June 1, 2028 ($200,000,000 aggregate principal amount), filed as Exhibit 4.4 to the Company’s Current Report on Form 8-K filed June 12, 1998 (SEC File No. 001-04018), is incorporated by reference.
(4.4)		Form of 6.50% Notes due February 15, 2011 ($400,000,000 aggregate principal amount), filed as Exhibit 4.3 to the Company’s current report on Form 8-K filed February 12, 2001 (SEC File No. 001-04018), is incorporated by reference.
(4.5)		Indenture, dated as of February 8, 2001 between the Company and BankOne Trust Company, N.A., as trustee, filed as Exhibit 4.1 to the Company’s current report on Form 8-K filed February 12, 2001 (SEC File No. 001-04018), is incorporated by reference.
(4.6)		First Supplemental Indenture among Dover Corporation, J.P. Morgan Trust Company, National Association, as original trustee, and The Bank of New York, as Trustee, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed October 12, 2005 (SEC File No. 001-04018) is incorporated by reference.
(4.7)		Form of 4.875% Notes due October 15, 2015 ($300,000,000 aggregate principal amount), filed as exhibit 4.2 to the Company’s Current Report on Form 8-K filed October 12, 2005 (SEC File No. 001-04018) is incorporated by reference.
(4.8)		Form of 5.375% Debentures due October 15, 2035 ($300,000,000 aggregate principal amount), filed as exhibit 4.3 to the Company’s Current Report on Form 8-K filed October 12, 2005 (SEC File No. 001-04018) is incorporated by reference. The Company agrees to furnish to the Securities and Exchange Commission upon request, a copy of any instrument with respect to long-term debt under which the total amount of securities authorized does not exceed 10 percent of the total consolidated assets of the Company.
(10.1)		Employee Savings and Investment Plan, filed as Exhibit 99 to Registration Statement on Form S-8 (SEC File No. 33-01419), is incorporated by reference.*
(10.2)		Amended and Restated 1996 Non-Employee Directors’ Stock Compensation Plan, filed as Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 (SEC File No. 001-04018) is incorporated by reference.

(10.3)	Executive Officer Annual Incentive Plan, included as Exhibit A to the Proxy Statement, dated March 17, 2003 (SEC File No. 001-04018), is incorporated by reference.*
(10.4)	Form of Executive Severance Agreement, filed as Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 (SEC File No. 001-04018), is incorporated by reference.*
(10.5)	1995 Incentive Stock Option Plan and 1995 Cash Performance Program, as amended as of May 4, 2006 with respect to all awards then outstanding, filed as Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 (SEC File No. 001-04018) is incorporated by reference.*
(10.6)	Deferred Compensation Plan, as amended as of December 31, 2001, filed as Exhibit 10 to the Company’s Current Report on Form 8-K filed February 28, 2002 (SEC File No. 001-04018), is incorporated by reference.*
(10.7)	2005 Equity and Cash Incentive Plan, as amended as of May 4, 2006, filed as Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the year ended December 1, 2006 (SEC File No. 001-04018), is incorporated by reference.*
(10.8)	Form of award grant letters for stock option and cash performance grants made under 2005 Equity and Cash Incentive Plan, filed as Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 (SEC File No. 001-04018) is incorporated by reference.*
(10.9)	Form of award grant letter for SSARs and cash performance awards made under the 2005 Equity and Cash Incentive Plan, filed as Exhibit 10.9 to Annual Report on Form 10-K for the year ended December 31, 2005 (SEC File No. 001-04018) is incorporated by reference.*
(10.10)	Five-year Credit Agreement dated as of November 9, 2007 by and among Dover Corporation, the Lenders listed therein, the Borrowing Subsidiaries party thereto, JPMorgan Chase Bank, N.A as Administrative Agent, Deutsche Bank Securities Inc. as Syndication Agent, and Bank of America, N.A., The Royal Bank of Scotland plc and Wachovia Bank, National Association as Documented Agents, filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed November 14, 2007 (SEC File No. 001-04018), is incorporated by reference.
(10.11)	Supplemental Executive Retirement Plan, filed as exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 (SEC File No. 001-04018), is incorporated by reference.*
(10.12)	Summary of amendments to the Deferred Compensation Plan and Supplemental Executive Retirement Plan generally effective as of January 1, 2005, field as Exhibit 10.13 to the Company’s Annual Report of Form 10-K for the year ended December 31, 2006 (SEC File No. 001-04018), is incorporated by reference.*
(14)	Dover Corporation Code of Ethics for Chief Executive Officer and Senior Financial Officers, filed as Exhibit 14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 (SEC File No. 001-04018), is incorporated by reference.
(21)	Subsidiaries of Dover.
(23.1)	Consent of Independent Registered Public Accounting Firm.
(24)	Power of Attorney (included in signature page).
(31.1)	Certification pursuant to Rule 13a-14 of the Securities and Exchange Act of 1934, as amended, signed and dated by Robert G. Kuhbach.
(31.2)	Certification pursuant to Rule 13a-14 of the Securities and Exchange Act of 1934, as amended, signed and dated by Ronald L. Hoffman.
(32)	Certification pursuant to 18 U.S.C. Section 1350, signed and dated by Robert G. Kuhbach and Ronald L. Hoffman.

*	Executive compensation plan or arrangement.

(d)	Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned thereunto duly authorized.

Dover Corporation

By:	/s/ Ronald L. Hoffman
Ronald L. Hoffman
President and Chief Executive Officer

Date: February 28, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated. Each of the undersigned, being a director or officer of Dover Corporation (the “Company”), hereby constitutes and appoints Ronald L. Hoffman, Robert G. Kuhbach and Joseph W. Schmidt, and each of them (with full power to each of them to act alone), his or her true and lawful attorney-in-fact and agent for him or her and in his or her name, place and stead in any and all capacities, to sign the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007 under the Securities Exchange Act of 1934, as amended, and any and all amendments thereto, and to file the same with all exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission and any other appropriate authority, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing required and necessary to be done in and about the premises in order to effectuate the same as fully to all intents and purposes as he or she might or could do if personally present, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, may lawfully do or cause to be done by virtue hereof.

Signature	Title	Date

/s/ Thomas L. Reece Thomas L. Reece	Chairman, Board of Directors	February 28, 2008

/s/ Ronald L. Hoffman Ronald L. Hoffman	Chief Executive Officer, President and Director (Principal Executive Officer)	February 28, 2008

/s/ Robert G. Kuhbach Robert G. Kuhbach	Vice President, Finance and Chief Financial Officer (Principal Financial Officer)	February 28, 2008

/s/ Raymond T. Mckay, Jr. Raymond T. Mckay, Jr.	Vice President, Controller (Principal Accounting Officer)	February 28, 2008

/s/ David H. Benson David H. Benson	Director	February 28, 2008

/s/ Robert W. Cremin Robert W. Cremin	Director	February 28, 2008

Signature	Title	Date

/s/ Thomas J. Derosa Thomas J. Derosa	Director	February 28, 2008

/s/ Jean-Pierre M. Ergas Jean-Pierre M. Ergas	Director	February 28, 2008

/s/ Peter T. Francis Peter T. Francis	Director	February 28, 2008

/s/ Kristiane C. Graham Kristiane C. Graham	Director	February 28, 2008

/s/ James L. Koley James L. Koley	Director	February 28, 2008

/s/ Richard K. Lochridge Richard K. Lochridge	Director	February 28, 2008

/s/ Bernard G. Rethore Bernard G. Rethore	Director	February 28, 2008

/s/ Michael B. Stubbs Michael B. Stubbs	Director	February 28, 2008

/s/ Mary A. Winston Mary A. Winston	Director	February 28, 2008

EXHIBIT INDEX

(3	)(i)(a)	Restated Certificate of Incorporation, filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the Period Ended June 30, 1998 (SEC File No. 001-04018), is incorporated by reference.
(3	)(i)(b)	Certificate of Correction to the Restated Certificate of Incorporation dated as of January 24, 2003, filed as Exhibit 3(i) to the Company’s Current Report on Form 8-K filed February 28, 2003 (SEC File No. 001-04018), is incorporated by reference.
(3	)(ii)	By-Laws of the Company as amended and restated as of February 14, 2008, filed as Exhibit 3(ii) to the Company’s Current Report on Form 8-K filed February 20, 2008 (SEC File No. 001-04018), are incorporated by reference.
(4.1)		Indenture, dated as of June 8, 1998 between Dover Corporation and The First National Bank Chicago, as Trustee, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed June 12, 1998 (SEC File No. 001-04018), is incorporated by reference.
(4.2)		Form of 6.25% Notes due June 1, 2008 ($150,000,000 aggregate principal amount), filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K filed June 12, 1998 (SEC File No. 001-04018), is incorporated by reference.
(4.3)		Form of 6.65% Debentures due June 1, 2028 ($200,000,000 aggregate principal amount), filed as Exhibit 4.4 to the Company’s Current Report on Form 8-K filed June 12, 1998 (SEC File No. 001-04018), is incorporated by reference.
(4.4)		Form of 6.50% Notes due February 15, 2011 ($400,000,000 aggregate principal amount), filed as Exhibit 4.3 to the Company’s current report on Form 8-K filed February 12, 2001 (SEC File No. 001-04018), is incorporated by reference.
(4.5)		Indenture, dated as of February 8, 2001 between the Company and BankOne Trust Company, N.A., as trustee, filed as Exhibit 4.1 to the Company’s current report on Form 8-K filed February 12, 2001 (SEC File No. 001-04018), is incorporated by reference.
(4.6)		First Supplemental Indenture among Dover Corporation, J.P. Morgan Trust Company, National Association, as original trustee, and The Bank of New York, as Trustee, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed October 12, 2005 (SEC File No. 001-04018) is incorporated by reference.
(4.7)		Form of 4.875% Notes due October 15, 2015 ($300,000,000 aggregate principal amount), filed as exhibit 4.2 to the Company’s Current Report on Form 8-K filed October 12, 2005 (SEC File No. 001-04018) is incorporated by reference.
(4.8)		Form of 5.375% Debentures due October 15, 2035 ($300,000,000 aggregate principal amount), filed as exhibit 4.3 to the Company’s Current Report on Form 8-K filed October 12, 2005 (SEC File No. 001-04018) is incorporated by reference. The Company agrees to furnish to the Securities and Exchange Commission upon request, a copy of any instrument with respect to long-term debt under which the total amount of securities authorized does not exceed 10 percent of the total consolidated assets of the Company.
(10.1)		Employee Savings and Investment Plan, filed as Exhibit 99 to Registration Statement on Form S-8 (SEC File No. 33-01419), is incorporated by reference.*
(10.2)		Amended and Restated 1996 Non-Employee Directors’ Stock Compensation Plan, filed as Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 (SEC File No. 001-04018) is incorporated by reference.
(10.3)		Executive Officer Annual Incentive Plan, included as Exhibit A to the Proxy Statement, dated March 17, 2003 (SEC File No. 001-04018), is incorporated by reference.*
(10.4)		Form of Executive Severance Agreement, filed as Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 (SEC File No. 001-04018), is incorporated by reference.*
(10.5)		1995 Incentive Stock Option Plan and 1995 Cash Performance Program, as amended as of May 4, 2006 with respect to all awards then outstanding, filed as Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 (SEC File No. 001-04018) is incorporated by reference.*
(10.6)		Deferred Compensation Plan, as amended as of December 31, 2001, filed as Exhibit 10 to the Company’s Current Report on Form 8-K filed February 28, 2002 (SEC File No. 001-04018), is incorporated by reference.*
(10.7)		2005 Equity and Cash Incentive Plan, as amended as of May 4, 2006, filed as Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the year ended December 1, 2006 (SEC File No. 001-04018), is incorporated by reference.*

(10.8)	Form of award grant letters for stock option and cash performance grants made under 2005 Equity and Cash Incentive Plan, filed as Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 (SEC File No. 001-04018) is incorporated by reference.*
(10.9)	Form of award grant letter for SSARs and cash performance awards made under the 2005 Equity and Cash Incentive Plan, filed as Exhibit 10.9 to Annual Report on Form 10-K for the year ended December 31, 2005 (SEC File No. 001-04018) is incorporated by reference.*
(10.10)	Five-year Credit Agreement dated as of November 9, 2007 by and among Dover Corporation, the Lenders listed therein, the Borrowing Subsidiaries party thereto, JPMorgan Chase Bank, N.A as Administrative Agent, Deutsche Bank Securities Inc. as Syndication Agent, and Bank of America, N.A., The Royal Bank of Scotland plc and Wachovia Bank, National Association as Documented Agents, filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed November 14, 2007 (SEC File No. 001-04018), is incorporated by reference.
(10.11)	Supplemental Executive Retirement Plan, filed as exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 (SEC File No. 001-04018), is incorporated by reference.*
(10.12)	Summary of amendments to the Deferred Compensation Plan and Supplemental Executive Retirement Plan generally effective as of January 1, 2005, field as Exhibit 10.13 to the Company’s Annual Report of Form 10-K for the year ended December 31, 2006 (SEC File No. 001-04018), is incorporated by reference.*
(14)	Dover Corporation Code of Ethics for Chief Executive Officer and Senior Financial Officers, filed as Exhibit 14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 (SEC File No. 001-04018), is incorporated by reference.
(21)	Subsidiaries of Dover.
(23.1)	Consent of Independent Registered Public Accounting Firm.
(24)	Power of Attorney (included in signature page).
(31.1)	Certification pursuant to Rule 13a-14 of the Securities and Exchange Act of 1934, as amended, signed and dated by Robert G. Kuhbach.
(31.2)	Certification pursuant to Rule 13a-14 of the Securities and Exchange Act of 1934, as amended, signed and dated by Ronald L. Hoffman.
(32)	Certification pursuant to 18 U.S.C. Section 1350, signed and dated by Robert G. Kuhbach and Ronald L. Hoffman.

*	Executive compensation plan or arrangement.

(d)	Not applicable.