Form 10-Q
period 2008-03-31
DOVER CORP
filed 2008-04-23
CIK 29905

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT
PURSUANT TO SECTION 13 or 15(d) OF
THE SECURTIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
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
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐  No ☑
The number of shares outstanding of the Registrant’s common stock as of April 18, 2008 was 189,373,953.

Dover Corporation
Form 10-Q

PART I — FINANCIAL INFORMATION

Page	Item
Item 1. Financial Statements (unaudited)

1	Condensed Consolidated Statements of Operations (For the three months ended March 31, 2008 and 2007)

2	Condensed Consolidated Balance Sheets (At March 31, 2008 and December 31, 2007)

2	Condensed Consolidated Statement of Stockholders’ Equity (For the three months ended March 31, 2008)

3	Condensed Consolidated Statements of Cash Flows (For the three months ended March 31, 2008 and 2007)

4	Notes to Condensed Consolidated Financial Statements

12	Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

20	Item 3. Quantitative and Qualitative Disclosures About Market Risk

20	Item 4. Controls and Procedures

20	Item 4T. Controls and Procedures

PART II — OTHER INFORMATION

Page	Item
20	Item 1. Legal Proceedings
20	Item 1A. Risk Factors
21	Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
21	Item 3. Defaults Upon Senior Securities
21	Item 4. Submission of Matters to a Vote of Security Holders
21	Item 5. Other Information
21	Item 6. Exhibits
22	Signatures
23	Exhibit Index
EX-31.1: CERTIFICATION
EX-31.2: CERTIFICATION
EX-32: CERTIFICATION
(All other schedules are not required and have been omitted)

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
DOVER CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited) (in thousands, except per share figures)

	Three Months Ended March 31,
	2008	2007
Revenue	$1,855,062	$1,719,348
Cost of goods and services	1,173,326	1,096,955

Gross profit	681,736	622,393
Selling and administrative expenses	448,536	413,183

Operating earnings	233,200	209,210
Interest expense, net	23,330	21,838
Other expense (income), net	2,517	(280)

Total interest/other expense, net	25,847	21,558

Earnings before provision for income taxes and discontinued operations	207,353	187,652
Provision for income taxes	61,090	53,161

Earnings from continuing operations	146,263	134,491
Earnings (loss) from discontinued operations, net	913	(5,560)

Net earnings	$147,176	$128,931

Basic earnings (loss) per common share:
Earnings from continuing operations	$0.76	$0.66
Loss from discontinued operations	—	(0.03)
Net earnings	0.76	0.63

Weighted average shares outstanding	192,424	204,457

Diluted earnings (loss) per common share:
Earnings from continuing operations	$0.76	$0.65
Loss from discontinued operations	—	(0.03)
Net earnings	0.76	0.63
Weighted average shares outstanding	193,257	206,182

Dividends paid per common share	$0.200	$0.185

The following table is a reconciliation of the share amounts used in computing earnings per share:

	Three Months Ended March 31,
	2008	2007
Weighted average shares outstanding — Basic	192,424	204,457
Dilutive effect of assumed exercise of employee stock options	833	1,725

Weighted average shares outstanding — Diluted	193,257	206,182

Anti-dilutive shares excluded from diluted EPS computation	5,428	3,400
See Notes to Condensed Consolidated Financial Statements

1 of 23

DOVER CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	(unaudited)
	At March 31,	At December 31,
	2008	2007
Current assets:
Cash and equivalents	$635,690	$602,412
Receivables, net of allowances of $34,641 and $32,471	1,151,301	1,097,697
Inventories, net	711,746	681,600
Prepaid and other current assets	77,794	85,052
Deferred tax asset	76,734	77,477

Total current assets	2,653,265	2,544,238

Property, plant and equipment, net	901,827	885,145
Goodwill	3,315,706	3,293,986
Intangible assets, net	1,064,017	1,070,574
Other assets and deferred charges	169,085	169,185
Assets of discontinued operations	99,545	106,642

Total assets	$8,203,445	$8,069,770

Current liabilities:

Notes payable and current maturities of long-term debt	$288,461	$638,649
Accounts payable	457,113	416,388
Accrued compensation and employee benefits	201,705	304,390
Accrued insurance	107,233	116,687
Other accrued expenses	206,681	186,940
Federal and other taxes on income	62,501	18,138

Total current liabilities	1,323,694	1,681,192

Long-term debt	1,896,015	1,452,003
Deferred income taxes	303,402	316,069
Other deferrals	623,962	602,840
Liabilities of discontinued operations	69,778	71,493
Commitments and contingent liabilities Stockholders’ Equity:
Total stockholders’ equity	3,986,594	3,946,173

Total liabilities and stockholders’ equity	$8,203,445	$8,069,770

DOVER CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (unaudited) (in thousands)

			Accumulated
	Common	Additional	Other			Total
	Stock	Paid-In	Comprehensive	Retained	Treasury	Stockholders’
	$1 Par Value	Capital	Earnings	Earnings	Stock	Equity

Balance at 12/31/2007	$244,548	$353,031	$217,648	$4,870,460	$(1,739,514)	$3,946,173

Net earnings	—	—	—	147,176	—	147,176
Dividends paid	—	—	—	(38,388)	—	(38,388)
Common stock issued for options exercised	219	7,520	—	—	—	7,739
Tax benefit from the exercise of stock options	—	496	—	—	—	496
Stock-based compensation expense	—	7,932	—	—	—	7,932
Common stock acquired	—	—	—	—	(150,946)	(150,946)
Translation of foreign financial statements	—	—	63,534	—	—	63,534
Unrealized holding gains, net of tax	—	—	909	—	—	909
SFAS No. 158 amortization, net of tax	—	—	1,969	—	—	1,969

Balance at 3/31/2008	$244,767	$368,979	$284,060	$4,979,248	$(1,890,460)	$3,986,594

Preferred Stock, $100 par value per share. 100,000 shares authorized; none issued.
See Notes to Condensed Consolidated Financial Statements

2 of 23

DOVER CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited) (in thousands)

	Three Months Ended March 31,
	2008	2007

Operating Activities of Continuing Operations

Net earnings	$147,176	$128,931

Adjustments to reconcile net earnings to net cash from operating activities:
Loss (earnings) from discontinued operations	(913)	5,560
Depreciation and amortization	66,073	58,413
Stock-based compensation	8,270	7,986
Changes in current assets and liabilities (excluding effects of acquisitions, dispositions and foreign exchange):
Increase in accounts receivable	(19,391)	(32,885)
Increase in inventories	(14,969)	(19,725)
Decrease (Increase) in prepaid expenses and other assets	8,613	(3,898)
Increase in accounts payable	22,743	12,722
Decrease in accrued expenses	(101,799)	(80,421)
Increase in accrued and deferred taxes	31,861	10,803
Other non-current, net	(1,845)	(25,969)

Net cash provided by operating activities of continuing operations	145,819	61,517

Investing Activities of Continuing Operations
Proceeds from the sale of property and equipment	2,044	2,127
Additions to property, plant and equipment	(42,146)	(43,723)
Proceeds from sales of discontinued businesses	—	29,197
Acquisitions (net of cash and cash equivalents acquired)	(22,362)	(117,921)

Net cash used in investing activities of continuing operations	(62,464)	(130,320)

Financing Activities of Continuing Operations
Increase (decrease) in notes payable, net	(500,762)	178,378
Proceeds from long term debt	594,514	—
Purchase of treasury stock	(150,946)	(26,084)
Proceeds from exercise of stock options, including tax benefits	8,235	22,853
Dividends to stockholders	(38,388)	(37,887)

Net cash provided by (used in) financing activities of continuing operations	(87,347)	137,260

Cash Flows From Discontinued Operations
Net cash provided by operating activities of discontinued operations	7,033	958
Net cash used in investing activities of discontinued operations	(622)	(1,167)

Net cash provided by (used in) discontinued operations	6,411	(209)

Effect of exchange rate changes on cash	30,859	3,549

Net increase in cash and cash equivalents	33,278	71,797
Cash and cash equivalents at beginning of period	602,412	374,845

Cash and cash equivalents at end of period	$635,690	$446,642

See Notes to Condensed Consolidated Financial Statements

3 of 23

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
1. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements, in accordance with Securities and Exchange Commission (“SEC”) rules for interim periods, do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements and should be read in conjunction with the Dover Corporation (“Dover” or the “Company”) Annual Report on Form 10-K for the year ended December 31, 2007, which provides a more complete understanding of Dover’s accounting policies, financial position, operating results, business properties and other matters. The year-end condensed consolidated balance sheet was derived from audited financial statements. It is the opinion of management that these financial statements reflect all adjustments necessary for a fair statement of the interim results. The results of operations of any interim period are not necessarily indicative of the results of operations for the full year.
Certain prior period amounts have been reclassified to conform to the current period presentation.
2. Acquisitions
During the first quarter of 2008, the Company made one acquisition which is wholly-owned and had an aggregate cost of $22.4 million, net of cash acquired, at the date of acquisition. The following table details the acquisition made during the first quarter of 2008:
2008 Acquisition

Date	Type	Acquired Companies	Location (Near)	Segment	Platform	Company

1-Mar	Stock	LANTEC Winch and Gear, Inc.	Langley, B.C.	Industrial Products	Material Handling	Tulsa Winch
Manufacturer of hydraulic winches, hoists and gear reducers, serving the oil and gas, infrastructure and marine markets.
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
The following table summarizes the estimated fair values of the assets and liabilities that were assumed as of the date of the 2008 acquisition and the amounts assigned to goodwill and intangible asset classifications:

(in thousands)	2008 Acquisition

Current assets, net of cash acquired	$6,194
PP&E	2,493
Goodwill	10,508
Intangibles	10,108

Total assets acquired	29,303

Total liabilities assumed	(6,941)

Net assets acquired	$22,362

4 of 24

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The following unaudited pro forma information illustrates the effect on Dover’s revenue and net earnings for the three months ended March 31, 2008 and 2007, assuming that the 2008 and 2007 acquisitions had all taken place on January 1, 2007:

	Three Months Ended March 31,
(in thousands, except per share figures)	2008	2007
Revenue from continuing operations:
As reported	$1,855,062	$1,719,348
Pro forma	1,857,362	1,757,969
Net earnings from continuing operations:
As reported	$146,263	$134,491
Pro forma	145,719	137,846
Basic earnings per share from continuing operations:
As reported	$0.76	$0.66
Pro forma	0.76	0.67
Diluted earnings per share from continuing operations:
As reported	$0.76	$0.65
Pro forma	0.75	0.67
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
In connection with certain acquisitions, at March 31, 2008 and December 31, 2007, the Company had reserves related to severance and facility closings of $25.5 million and $26.8 million, respectively. The reserves were recorded as of the date of acquisition and in accordance with the provisions of Emerging Issues Task Force Issue No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination.” During the first quarter of 2008, the reserves were reduced by payments of $1.3 million.
3. Inventory
The following table displays the components of inventory:

	At March 31,	At December 31,
(in thousands)	2008	2007

Raw materials	$336,228	$321,034
Work in progress	160,716	158,565
Finished goods	267,582	253,989

Subtotal	764,526	733,588
Less LIFO reserve	52,780	51,988

Total	$711,746	$681,600

4. Property, Plant and Equipment
The following table displays the components of property, plant and equipment:

	At March 31,	At December 31,
(in thousands)	2008	2007

Land	$55,181	$53,447
Buildings and improvements	531,807	517,354
Machinery, equipment and other	1,786,444	1,745,234

	2,373,432	2,316,035
Accumulated depreciation	(1,471,605)	(1,430,890)

Total	$901,827	$885,145

5 of 24

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
5. Goodwill and Other Intangible Assets
The following table provides the changes in carrying value of goodwill by segment through the three months ended March 31, 2008 (see Note 2 for discussion of purchase price allocations):

			Other
			adjustments,
			primarily
		2008	currency
(in thousands)	12/31/2007	acquisitions	translations	3/31/2008

Industrial Products	$867,113	$10,508	$(100)	$877,521
Engineered Systems	865,853	—	3,687	869,540
Fluid Management	536,163	—	(138)	536,025
Electronic Technologies	1,024,857	—	7,763	1,032,620

Total	$3,293,986	$10,508	$11,212	$3,315,706

The following table provides the gross carrying value and accumulated amortization for each major class of intangible asset:

	At March 31, 2008			At December 31, 2007
			Average
	Gross Carrying	Accumulated	Life	Gross Carrying	Accumulated
(dollar amounts in thousands)	Amount	Amortization	(Years)	Amount	Amortization

Amortized Intangible Assets:
Trademarks	$40,421	$12,187	29	$40,943	$13,684
Patents	131,841	76,626	13	131,106	74,153
Customer Intangibles	709,360	163,320	9	698,192	144,036
Unpatented Technologies	156,988	61,011	9	153,364	55,984
Non-Compete Agreements	5,468	4,291	5	6,327	5,127
Drawings & Manuals	13,675	4,683	5	13,597	4,368
Distributor Relationships	72,486	14,343	20	72,444	13,302
Other	26,351	10,505	14	21,653	9,888

Total	1,156,590	346,966	11	1,137,626	320,542

Unamortized Intangible Assets:
Trademarks	254,393			253,490

Total Intangible Assets	$1,410,983	$346,966		$1,391,116	$320,542

6. Discontinued Operations
2008
During the first quarter of 2008, the Company recorded adjustments to the carrying value of a certain business still held for sale and other adjustments resulting in a net after-tax loss of approximately $2.0 million.
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

6 of 24

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Summarized results of the Company’s discontinued operations are as follows:

	Three Months Ended March 31,
(in thousands)	2008	2007
Revenue	$37,188	$86,623

Loss on sale, net of taxes (1)	$(1,979)	$(7,498)

Earnings from operations before taxes	3,258	3,469
Provision for income taxes related to operations	(366)	(1,531)

Earnings (loss) from discontinued operations, net of tax	$913	$(5,560)

(1)	Includes impairments.
At March 31, 2008, the assets and liabilities of discontinued operations primarily represent amounts related to two remaining unsold businesses. Additional detail related to the assets and liabilities of the Company’s discontinued operations is as follows:

	At March 31,	At December 31,
(in thousands)	2008	2007
Assets of Discontinued Operations
Current assets	$35,718	$40,115
Non-current assets	63,827	66,527

	$99,545	$106,642

Liabilities of Discontinued Operations
Current liabilities	$11,580	$38,898
Non-current liabilities	58,198	32,595

	$69,778	$71,493

In addition to the assets and liabilities of the entities currently held for sale in discontinued operations, the assets and liabilities of discontinued operations include residual amounts related to businesses previously sold. These residual amounts include property, plant and equipment, deferred tax assets, short and long-term reserves, and contingencies.
7. Debt
Dover’s long-term debt with a book value of $2,079.8 million, of which $183.7 million matures in less than one year, had a fair value of approximately $2,099.2 million at March 31, 2008. The estimated fair value of the long-term debt is based on quoted market prices for similar issues.
On March 14, 2008, Dover issued $350 million of 5.45% notes due 2018 and $250 million of 6.60% notes due 2038. The net proceeds of $594.1 million from the notes were used to repay borrowings under Dover’s commercial paper program, and are reflected in long-term debt in the Company’s unaudited Condensed Consolidated Balance Sheet at March 31, 2008. The notes and debentures are redeemable at the option of Dover in whole or in part at any time at a redemption price that includes a make-whole premium, with accrued interest to the redemption date.
During the first quarter of 2008, Dover entered into several interest rate swaps related to the March 14, 2008 notes which, upon settlement, resulted in a net gain of $1.2 million which will be deferred and amortized over the life of the related notes.
There are presently two interest rate swap agreements outstanding for a total notional amount of $100.0 million, designated as fair value hedges on part of the Company’s $400.0 million 6.50% Notes due February 15, 2011.

7 of 24

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
One $50 million interest rate swap exchanges fixed-rate interest for variable-rate interest. The other $50 million swap is designated in foreign currency and exchanges fixed-rate interest for variable-rate interest, and also hedges a portion of the Company’s net investment in non-U.S. operations. The swap agreements have increased the effective interest rate on the notes to 6.58%. There is no hedge ineffectiveness. The fair value of the interest rate swaps outstanding as of March 31, 2008 was a loss of $16.2 million which was determined through market quotation (Level 1).
8. Commitments and Contingent Liabilities
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
The Company and certain of its subsidiaries are also parties to a number of other legal proceedings incidental to their businesses. These proceedings primarily involve claims by private parties alleging injury arising out of use of the Company’s products, exposure to hazardous substances, patent infringement, employment matters and commercial disputes. Management and legal counsel, at least quarterly, review the probable outcome of such proceedings, the costs and expenses reasonably expected to be incurred, the availability and extent of insurance coverage, and established reserves. While it is not possible at this time to predict the outcome of these legal actions or any need for additional reserves, in the opinion of management, based on these reviews, it is unlikely that the disposition of the lawsuits and the other matters mentioned above will have a material adverse effect on the financial position, results of operations, cash flows or competitive position of the Company.
Estimated warranty program claims are provided for at the time of sale. Amounts provided for are based on historical costs and adjusted new claims. The changes in the carrying amount of product warranties through March 31, 2008 and 2007 are as follows:

(in thousands)	2008	2007
Beginning Balance January 1	$56,203	$48,689
Provision for warranties	10,503	9,144
Increase from acquisitions	103	143
Settlements made	(9,403)	(7,281)
Other adjustments	973	109

Ending Balance March 31	$58,379	$50,804

From time to time, the Company will initiate various restructuring programs at its operating companies or record severance and other restructuring costs in connection with purchase accounting for acquisitions (see Note 2 for additional detail). The following table details the Company’s severance and other restructuring reserve activity:

		Other
(in thousands)	Severance	Restructuring	Total

At December 31, 2007 (A)	$5,762	$22,668	$28,430
Provision, net	3,051	3,286	6,337
Payments	(1,199)	(2,895)	(4,094)
Other, including asset impairments	36	(1,504)	(1,468)

At March 31, 2008 (B)	$7,650	$21,555	$29,205

(A)	Includes $26.8 million related to purchase accounting accruals.

(B)	Includes $25.5 million related to purchase accounting accruals.

8 of 24

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
9. Employee Benefit Plans
The following table sets forth the components of net periodic expense:

	Retirement Plan Benefits		Post Retirement Benefits
	Three Months Ended March 31,		Three Months Ended March 31,
(in thousands)	2008	2007	2008	2007

Expected return on plan assets	$(8,662)	$(7,807)	$—	$—
Benefits earned during period	5,501	5,810	81	87
Interest accrued on benefit obligation	9,759	8,673	234	275
Amortization (A):
Prior service cost	2,159	2,128	(43)	(43)
Recognized actuarial (gain) loss	1,188	2,717	(132)	(56)
Transition obligation	(18)	(39)	—	—

Net periodic expense	$9,927	$11,482	$140	$263

(A)	A portion of the current year amortization amounts are recorded as increases (decreases) to Accumulated Other Comprehensive Income totaling $2.0 million, net of tax, for the three months ended March 31, 2008.
10. Comprehensive Earnings
Comprehensive earnings were as follows:

	Three months Ended March 31,
(in thousands)	2008	2007

Net Earnings	$147,176	$128,931

Foreign currency translation adjustment	63,534	7,301
Unrealized holding gains (losses), net of tax	(215)	605
Derivative cash flow hedges, net of tax	1,124	(47)
SFAS 158 amortization, net of tax	1,969	3,053

Comprehensive Earnings	$213,588	$139,843

9 of 24

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
11. Segment Information
Dover has four reportable segments which are based on management’s reporting structure used to evaluate performance. Segment financial information and a reconciliation of segment results to consolidated results follows:

(in thousands)	Three months ended March 31
	2008	2007
REVENUE
Industrial Products	$583,461	$550,883
Engineered Systems	522,144	491,733
Fluid Management	401,299	358,996
Electronic Technologies	351,757	321,173
Intra — segment eliminations	(3,599)	(3,437)

Total consolidated revenue	$1,855,062	$1,719,348

EARNINGS FROM CONTINUING OPERATIONS
Segment Earnings:
Industrial Products	$75,697	$70,148
Engineered Systems	63,583	50,944
Fluid Management	85,139	73,842
Electronic Technologies	36,234	36,949

Total segments	260,653	231,883
Corporate expense / other	(29,970)	(22,393)
Net interest expense	(23,330)	(21,838)

Earnings from continuing operations before provision for income taxes and discontinued operations	207,353	187,652
Provision for taxes	61,090	53,161

Earnings from continuing operations — total consolidated	$146,263	$134,491

12. Recent Accounting Standards
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. For financial assets and liabilities, this statement is effective for fiscal periods beginning after November 15, 2007 and does not require any new fair value measurements. In February 2008, the FASB Staff Position No. 157-2 was issued which delayed the effective date of FASB Statement No. 157 to fiscal years ending after November 15, 2008 for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The adoption of SFAS No. 157 did not have a material effect on the consolidated financial statements.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FASB Statement No. 115.” This statement permits entities to choose to measure many financial instruments and certain other items at fair value. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, including interim periods within that fiscal year. The Company did not elect the fair value option for any of its existing financial instruments as of March 31, 2008 and the Company has not determined whether or not it will elect this option for financial instruments it may acquire in the future.
In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 requires that a noncontrolling interest in a subsidiary be reported as equity and the amount of consolidated net income specifically attributable to the noncontrolling interest be identified in the consolidated financial statements. It also requires consistency in the manner of reporting changes in the parent’s ownership interest and requires fair value measurement of any noncontrolling equity investment retained in a deconsolidation. The Company will apply the provisions of this

10 of 24

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
statement prospectively, as required, beginning on January 1, 2009 and does not expect the adoption of SFAS 160 to have a material effect on its consolidated financial statements.
In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141(R)”). SFAS No. 141(R) retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. In general, the statement 1) broadens the guidance of SFAS No. 141, extending its applicability to all events where one entity obtains control over one or more other businesses, 2) broadens the use of fair value measurements used to recognize the assets acquired and liabilities assumed, 3) changes the accounting for acquisition related fees and restructuring costs incurred in connection with an acquisition, and 4) increases required disclosures. The Company will apply the provisions of this statement prospectively to business combinations for which the acquisition date is on or after January 1, 2009 and is currently assessing the impact of adoption of SFAS No. 141(R) on its consolidated financial statements.
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“SFAS No. 161”). SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133 with the intent to provide users of financial statements with an enhanced understanding of: 1) How and why an entity uses derivative instruments; 2) How derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations and 3) How derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company is currently assessing the impact of the adoption of SFAS No. 161 on its consolidated financial statements.
13. Equity and Cash Incentive Program
In the first quarter of 2008 and 2007, the Company issued stock appreciation rights (“SARs”) covering 2,239,707 and 1,731,882 shares, respectively. For the three months ended March 31, 2008 and 2007, after-tax stock-based compensation expense totaled $5.4 million and $5.2 million, respectively. The fair value of each grant was estimated on the dates of the grant using the Black-Scholes option pricing model with the following assumptions:

	2008 Grant	2007 Grant
Risk-free interest rate	3.21%	4.84%
Dividend yield	1.86%	1.43%
Expected life (years)	6.5	6.5
Volatility	26.09%	28.25%
SAR exercise price	$42.30	$50.60
Fair value of SARs granted	$10.97	$16.65
14. Share Repurchases
During the fourth quarter of 2007, the Board of Directors approved a $500 million share repurchase program authorizing repurchases of Dover’s common shares through the end of 2008. During the three months ended March 31, 2008, the Company repurchased 3,625,000 shares of its common stock in the open market at an average price of $41.30 per share. As of March 31, 2008, the approximate dollar amount still available for repurchase under this share repurchase program was $311.6 million.
15. Subsequent Events
In April 2008, the acquisitions of Neptune Chemical Pump Company and Brady’s Mining & Construction Supply Co. were completed by the Fluid Solutions and Energy platforms, respectively. The acquisitions had an aggregate cost of approximately $77.0 million.
Through April 17, 2008, the Company has repurchased 1,250,000 shares of its common stock on the open market at an average price of $43.79 per share.

11 of 24

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Refer to the section below entitled “Special Notes Regarding Forward-Looking Statements” for a discussion of factors that could cause actual results to differ from the forward-looking statements contained below and throughout this quarterly report.
OVERVIEW
Dover Corporation (“Dover” or the “Company”) is a global portfolio of manufacturing companies providing innovative components and equipment, specialty systems and support services for a variety of applications in the industrial products, engineered systems, fluid management and electronic technologies markets. Dover discusses its operations at the platform level within the Industrial Products, Engineered Systems and Fluid Management segments, which contain two platforms each. Electronic Technologies’ results are discussed at the segment level.
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
Cash and cash equivalents of $635.7 million at March 31, 2008 increased from the December 31, 2007 balance of $602.4 million. Cash and cash equivalents were invested in highly liquid investment grade money market instruments with a maturity of 90 days or less.
The following table is derived from the Condensed Consolidated Statements of Cash Flows:

	Three Months Ended March 31,
Cash Flows from Continuing Operations(in thousands)	2008	2007
Net Cash Flows Provided By (Used In):
Operating activities	$145,819	$61,517
Investing activities	(62,464)	(130,320)
Financing activities	(87,347)	137,260
Cash flows provided by operating activities for the first three months of 2008 increased $84.3 million from the prior year period, primarily reflecting higher earnings from continuing operations, a lower increase in working capital and lower net tax payments.
Cash used in investing activities in the first three months of 2008 decreased $67.9 million largely reflecting lower acquisition spending, and no proceeds from the sale of discontinued businesses in the first quarter of 2008. Capital expenditures in the three months of 2008 decreased 4% to $42.1 million as compared to $43.7 million in the prior year period. Acquisition spending was $22.4 million during the first three months of 2008 compared to $117.9 million in the prior year period. There were no proceeds from the sales of discontinued businesses in the first three months of 2008, compared to $29.2 million in the 2007 period. The Company currently anticipates that any additional acquisitions made during 2008 will be funded from available cash and internally generated funds and, if necessary, through the issuance of commercial paper, use of established lines of credit or public debt markets.
Cash used in financing activities for the first three months of 2008 totaled $87.3 million as compared to cash provided of $137.3 million during the comparable period last year. The net change in financing activity during the first three months of 2008 primarily reflected increased purchases of common stock on the open market and a decrease in cash provided by debt, which was higher in the 2007 period due to higher acquisition activity in that period. During the first quarter of 2008, the Company purchased 3,625,000 shares of common stock in the open market at an average price of $41.30.

12 of 23

“Adjusted Working Capital” (a non-GAAP measure calculated as accounts receivable, plus inventory, less accounts payable) increased from the prior year end by $43.0 million or 3.2% to $1,405.9 million, which reflected increases in receivables of $53.6 million and increases in inventory of $30.1 million, partially offset by an increase in payables of $40.7 million. Excluding the impact of acquisitions and foreign currency, Adjusted Working Capital would have increased by $11.6 million or 0.9%. “Average Annual Adjusted Working Capital” as a percentage of revenue (a non-GAAP measure calculated as the five-quarter average balance of accounts receivable, plus inventory, less accounts payable divided by the trailing twelve months of revenue) was 19.1% at March 31, 2008 compared to 19.2% at December 31, 2007 and inventory turns were 6.6 at March 31, 2008 compared to 6.5 at December 31, 2007.
In addition to measuring its cash flow generation and usage based upon the operating, investing and financing classifications included in the unaudited Condensed Consolidated Statements of Cash Flows, the Company also measures free cash flow (a non-GAAP measure). Management believes that free cash flow is an important measure of operating performance because it provides both management and investors a measurement of cash generated from operations that is available to fund acquisitions, pay dividends, repay debt and repurchase Dover’s common stock. Dover’s free cash flow for the three months ended March 31, 2008 increased $85.9 million compared to the prior year period. The increase reflected higher earnings from continuing operations, a lower increase in working capital and lower net tax payments.
The following table is a reconciliation of free cash flow with cash flows from operating activities:

	Three Months Ended March 31,
Free Cash Flow(in thousands)	2008	2007
Cash flow provided by operating activities	$145,819	$61,517
Less: Capital expenditures	42,146	43,723

Free cash flow	$103,673	$17,794

Free cash flow as a percentage of revenue	5.6%	1.0%

The Company utilizes total debt and net debt-to-total-capitalization calculations to assess its overall financial leverage and capacity and believes the calculations are useful to investors for the same reason. The following table provides a reconciliation of total debt and net debt to total capitalization to the most directly comparable GAAP measures:

	At March 31,	At December 31,
Net Debt to Total Capitalization Ratio (in thousands)	2008	2007
Current maturities of long-term debt	$183,748	$33,175
Commercial paper and other short-term debt	104,713	605,474
Long-term debt	1,896,015	1,452,003

Total debt	2,184,476	2,090,652
Less: Cash and cash equivalents	635,690	602,412

Net debt	1,548,786	1,488,240

Add: Stockholders’ equity	3,986,594	3,946,173

Total capitalization	$5,535,380	$5,434,413

Net debt to total capitalization	28.0%	27.4%

The total debt level of $2,184.5 million at March 31, 2008 increased $93.8 million from December 31, 2007, due to higher long-term debt, partially offset by a decrease in commercial paper. The net debt increase was due to the higher total debt level, partially offset by an increase in cash generated from operations, in the first quarter of 2008 when compared to December 31, 2007.
Dover’s long-term debt with a book value of $2,079.8 million, of which $183.7 million matures in less than one year, had a fair value of approximately $2,099.2 million at March 31, 2008. The estimated fair value of the long-term debt is based on quoted market prices for similar issues.
On March 14, 2008, Dover issued $350 million of 5.45% notes due 2018 and $250 million of 6.60% notes due 2038. The net proceeds of $594.1 million from the notes was used to repay borrowings under Dover’s commercial paper program, and are reflected in long-term debt in the Company’s Unaudited Condensed Consolidated

13 of 23

Balance Sheet at March 31, 2008. The notes and debentures are redeemable at the option of Dover in whole or in part at any time at a redemption price that includes a make-whole premium, with accrued interest to the redemption date.
During the first quarter of 2008, Dover entered into several interest rate swaps related to the March 14, 2008 notes which, upon settlement, resulted in a gain of $1.2 million which will be deferred and amortized over the life of the related notes.
There are presently two interest rate swap agreements outstanding for a total notional amount of $100.0 million, designated as fair value hedges on part of the Company’s $400.0 million 6.50% Notes due February 15, 2011. One $50 million interest rate swap exchanges fixed-rate interest for variable-rate interest. The other $50 million swap is designated in foreign currency and exchanges fixed-rate interest for variable-rate interest, and also hedges a portion of the Company’s net investment in non-U.S. operations. The swap agreements have increased the effective interest rate on the notes to 6.58%. There is no hedge ineffectiveness. The fair value of the interest rate swaps outstanding as of March 31, 2008 was a loss of $16.2 million which was determined through market quotation (Level 1).
Severance and Other Restructuring Reserves
From time to time, the Company will initiate various restructuring programs at its operating companies or record severance and other restructuring costs in connection with purchase accounting for acquisitions. At March 31, 2008 and December 31, 2007 the Company had reserves related to severance and other restructuring activities of $29.2 million and $28.4 million, respectively. During the first quarter of 2008, the Company recorded $6.3 million in additional charges and made $4.1 million in payments related to these reserves.
(2) RESULTS OF OPERATIONS:
CONSOLIDATED RESULTS OF OPERATIONS
Revenue for the first quarter of 2008 increased 8% to $1,855.1 million from the comparable 2007 period, with increases at all four segments. Overall, Dover’s organic revenue growth was 3%, acquisition growth was 2%, with the remainder due to the impact of foreign exchange. Gross profit increased 10% to $681.7 million from the prior year quarter while the gross profit margin increased 60 basis points to 36.8%.
Selling and administrative expenses of $448.5 million for the first quarter of 2008 increased by $35.4 million over the comparable 2007 period, primarily due to increased revenue activity and increased legal expenses and restructuring charges, partially offset by synergy savings. Selling and administrative expenses as a percentage of revenue increased to 24.2% from 24.0% in the comparable 2007 period.
Interest expense, net, for the first quarter of 2008 increased by $1.5 million compared to the same quarter last year primarily due to a higher average outstanding commercial paper balance during the quarter. Other expense (income), net, of $2.5 million and ($0.3) million for the three months ended March 31, 2008 and 2007, respectively, primarily related to the effects of foreign exchange fluctuations on assets and liabilities denominated in currencies other than the Company’s functional currency.
The effective tax rate for continuing operations for the three months ended March 31, 2008 was 29.5%, compared to the prior year rate of 28.3%. Both periods were favorably impacted by the mix of non-U.S. earnings in low-taxed jurisdictions. In addition, the prior year rate was favorably impacted by a discrete event and the U.S. federal research credit, which expired at the end of 2007.
Earnings from continuing operations for the quarter increased 9% to $146.3 million or $0.76 EPS compared to $134.5 million or $0.63 EPS in the prior year first quarter. The increase was primarily a result of improvements at Industrial Products, Engineered Systems and Fluid Management with EPS also benefiting from share repurchases.
Earnings from discontinued operations for the first quarter 2008 were $0.9 million, with a negligible impact on EPS, compared to a loss of $5.6 million or $0.03 EPS in the comparable 2007 quarter. The 2008 earnings

14 of 23

included a $2.0 million loss, net of tax, related to adjustments to the carrying value of certain business still held for sale and other adjustments, as well as income from operations of $2.9 million, net of tax. The 2007 loss included losses from the sales of businesses, net of tax, of $7.5 million and income from operations of $1.9 million.
SEGMENT RESULTS OF OPERATIONS
Industrial Products

	Three Months Ended March 31,
(in thousands)	2008	2007	% Change
Revenue
Material Handling	$253,895	$243,344	4%
Mobile Equipment	329,723	307,758	7%
Eliminations	(157)	(219)

	$583,461	$550,883	6%

Segment earnings	$75,697	$70,148	8%
Operating margin	13.0%	12.7%

Acquisition related depreciation and amortization expense*	$8,935	$6,460	38%

Bookings
Material Handling	$263,974	$259,039	2%
Mobile Equipment	360,324	374,845	-4%
Eliminations	(296)	(438)

	$624,002	$633,446	-1%

Backlog
Material Handling	$165,067	$161,991	2%
Mobile Equipment	575,070	501,591	15%
Eliminations	(171)	(207)

	$739,966	$663,375	12%

*	Represents the pre-tax impact on earnings from the depreciation and amortization of acquisition accounting write-ups to reflect the fair value of inventory, property, plant and equipment, and intangible assets.
Industrial Products increase in revenue was primarily due to the July 2007 acquisition of Hanmecson International, the December 2007 acquisition of Industrial Motion Control LLC (“IMC”) and the March 2008 acquisition of Lantec Winch and Gear Inc. (“Lantec”). The segment’s 6% revenue growth reflected organic revenue growth of 1%, with 4% due to acquisitions and the remainder from foreign exchange. Earnings and margin benefited from improved operating leverage in the Mobile Equipment platform.
Material Handling revenue and earnings increased 4% and 5%, respectively, when compared to the prior year first quarter. Substantially all of the revenue increase was due to the IMC and Lantec acquisitions. Overall, results in the platform were mixed, with strong international, infrastructure and military sales, offset by weakness in the construction business.
Mobile Equipment revenue and earnings increased 7% and 16%, respectively, over the prior year first quarter. The revenue increase was primarily due to core business growth and the acquisition of Hanmecson International. Earnings benefited from the increase in volume and the favorable comparison to cost incurred in the first quarter of 2007 to close a facility, partially offset by higher steel costs. Overall, the platform experienced strength in the oil field, aerospace and military markets. Partially offsetting these improvements, the platform experienced continued weakness in the North American automotive service industry. The decrease in bookings is due to a military contract recorded in the first quarter of 2007.

15 of 23

Engineered Systems

	Three Months Ended March 31,
(in thousands)	2008	2007	% Change
Revenue
Engineered Products	$290,618	$285,108	2%
Product Identification	231,526	206,625	12%

	$522,144	$491,733	6%

Segment earnings	$63,583	$50,944	25%
Operating margin	12.2%	10.4%

Acquisition related depreciation and amortization expense*	$6,601	$12,094	-45%

Bookings
Engineered Products	$309,998	$322,940	-4%
Product Identification	239,547	215,596	11%

	$549,545	$538,536	2%

Backlog
Engineered Products	$251,073	$286,313	-12%
Product Identification	79,956	66,875	20%

	$331,029	$353,188	-6%

*	Represents the pre-tax impact on earnings from the depreciation and amortization of acquisition accounting write-ups to reflect the fair value of inventory, property, plant and equipment, and intangible assets.
Engineered Systems increases in revenue and earnings over the prior year first quarter of 6% and 25%, respectively, were driven primarily by continued strength in the Product Identification platform. Segment earnings also benefited from lower acquisition related charges compared to the same quarter last year. Year-over-year organic revenue growth for the quarter was 2%, while foreign exchange accounted for 4% of the revenue increase.
The Engineered Products platform had positive revenue growth of 2%, while earnings declined by 2% over the prior year first quarter, reflecting an expected decline in the beverage can equipment business from an exceptionally strong prior year. All other businesses in the platform achieved year-over-year earnings gains due to revenue growth and operational improvements. The backlog decline reflects the timing of retail food equipment projects in the supermarket industry and normalized order levels in the heat exchanger business where lead times have been shortened.
Product Identification platform revenue and earnings increased by 12% and 29%, respectively, over the prior year first quarter with strong growth in the Direct Marking business. Approximately half of the revenue growth was organic. Earnings also reflect costs related to the ongoing integration of MARKEM and Imaje, which were offset by related efficiency benefits.

16 of 23

Fluid Management

	Three Months Ended March 31,
(in thousands)	2008	2007	% Change

Revenue
Energy	$213,003	$189,367	12%
Fluid Solutions	188,328	169,669	11%
Eliminations	(32)	(40)

	$401,299	$358,996	12%

Segment earnings	$85,139	$73,842	15%
Operating margin	21.2%	20.6%

Acquisition related depreciation and amortization expense*	$3,914	$3,800	3%

Bookings
Energy	$233,662	$200,010	17%
Fluid Solutions	197,289	171,944	15%
Eliminations	(24)	(15)

	$430,927	$371,939	16%

Backlog
Energy	$106,540	$88,392	21%
Fluid Solutions	85,130	65,683	30%
Eliminations	(6)	(8)

	$191,664	$154,067	24%

* Represents the pre-tax impact on earnings from the depreciation and amortization of acquisition accounting write-ups to reflect the fair value of inventory, property, plant and equipment, and intangible assets.
Fluid Management’s revenue and earnings increases over the prior year first quarter reflected continuing strength in the oil, gas and power generation sectors served by the Energy platform as well as the diverse markets served by the Fluid Solutions group. The segment’s operating leverage of 27% included a net charge for contingencies. Overall, the segment had organic revenue growth of 8%, with the remainder primarily due to foreign exchange.
The Energy platform achieved a 19% earnings improvement on a 12% increase in revenue. Revenue growth was due to strong oil and gas markets and power generation demand which, along with productivity gains from operational improvements, contributed to the earnings growth and operating leverage.
The Fluid Solutions platform revenue increased 11% and earnings improved 27%, mainly due to higher demand in Europe and Asia for pumps, dispensing systems and connectors. Margins improved due to a favorable business mix and cost containment efforts.

17 of 23

Electronic Technologies

	Three Months Ended March 31,
(in thousands)	2008	2007	% Change

Revenue	$351,757	$321,173	10%
Segment earnings	$36,234	$36,949	-2%
Operating margin	10.3%	11.5%

Acquisition related depreciation and amortization expense*	$8,902	$8,756	2%

Bookings	360,336	311,840	16%
Backlog	246,711	229,010	8%
* Represents the pre-tax impact on earnings from the depreciation and amortization of acquisition accounting write-ups to reflect the fair value of inventory, property, plant and equipment, and intangible assets.
Electronic Technologies’ revenue increased 10% over the same quarter of 2007, while earnings declined 2%. Organic revenue growth amounted to 1% while the impacts on revenue from acquisitions and currency changes were 2% and 7%, respectively. Earnings were impacted by charges of approximately $3.0 million, principally related to severance costs. Without these charges, earnings growth was 6% when compared to the prior year first quarter and margins were 11.2%. In addition, the strengthening of foreign currencies negatively impacted our operating costs and margins in the quarter, particularly for Asia’s operations, partially offset by cost savings as a result of continued technology investments.
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
Recent Accounting Standards
See Note 12 — Recent Accounting Standards
Special Notes Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q, especially “Management’s Discussion and Analysis,” and other written and oral statements the Company makes from time to time contain “forward-looking” statements within the meaning of the Securities Act of 1933, as amended, the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. Such statements relate to, among other things, revenue, earnings, cash flows, changes in operations, operating improvements, industries in which Dover companies operate and the U.S. and global economies. Statements in this 10-Q that are not historical are hereby identified as “forward-looking statements” and may be indicated by words or phrases such as “anticipates,” “supports,” “plans,” “projects,” “expects,” “believes,” “should,” “would,” “could,” “hope,” “forecast,” “management is of the opinion,” use of the future tense and similar words or phrases. Forward-looking statements are subject to inherent uncertainties and risks, including among others: increasing price and product/service competition by international and domestic competitors including new entrants; the impact of technological developments and changes on Dover companies, particularly companies in the Electronic Technologies segment; the ability to continue to introduce competitive

18 of 23

new products and services on a timely, cost-effective basis; changes in the cost or availability of energy or raw materials; changes in customer demand; the extent to which Dover companies are successful in expanding into new geographic markets, particularly outside of North America; the relative mix of products and services which impacts margins and operating efficiencies; short-term capacity restraints; the achievement of lower costs and expenses; domestic and foreign governmental and public policy changes including environmental regulations and tax policies (including domestic and international export subsidy programs, R&E credits and other similar programs); unforeseen developments in contingencies such as litigation; protection and validity of patent and other intellectual property rights; the success of the Company’s acquisition program; the cyclical nature of some of Dover’s companies; the impact of natural disasters, such as hurricanes, and their effect on global energy markets; domestic housing industry weakness and related credit market challenges; and continued events in the Middle East and possible future terrorist threats and their effect on the worldwide economy. In addition, such statements could be affected by general industry and market conditions and growth rates, and general domestic and international economic conditions including interest rate and currency exchange rate fluctuations. In light of these risks and uncertainties, actual events and results may vary significantly from those included in or contemplated or implied by such statements. Readers are cautioned not to place undue reliance on such forward-looking statements. These forward-looking statements speak only as of the date made. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.
The Company may, from time to time, post financial or other information on its Internet website, www.dovercorporation.com. The Internet address is for informational purposes only and is not intended for use as a hyperlink. The Company is not incorporating any material on its website into this report.
Non-GAAP Information
In an effort to provide investors with additional information regarding the Company’s results as determined by generally accepted accounting principles (GAAP), the Company also discloses non-GAAP information which management believes provides useful information to investors. Free cash flow, net debt, total debt, total capitalization, Adjusted Working Capital, Average Annual Adjusted Working Capital, earnings adjusted for non-recurring items, revenue excluding the impact of changes in foreign currency exchange rates and organic revenue growth are not financial measures under GAAP and should not be considered as a substitute for cash flows from operating activities, debt or equity, earnings, revenue and working capital as determined in accordance with GAAP, and they may not be comparable to similarly titled measures reported by other companies. Management believes the (1) net debt to total capitalization ratio and (2) free cash flow are important measures of operating performance and liquidity. Net debt to total capitalization is helpful in evaluating the Company’s capital structure and the amount of leverage it employs. Free cash flow provides both management and investors a measurement of cash generated from operations that is available to fund acquisitions, pay dividends, repay debt and repurchase the Company’s common stock. Reconciliations of free cash flow, total debt and net debt can be found in Part (1) of Item 2-Management’s Discussion and Analysis. Management believes that reporting adjusted working capital (also sometimes called “working capital”), which is calculated as accounts receivable, plus inventory, less accounts payable, provides a meaningful measure of the Company’s operational results by showing the changes caused solely by revenue. Management believes that reporting adjusted working capital and revenues at constant currency, which excludes the positive or negative impact of fluctuations in foreign currency exchange rates, provides a meaningful measure of the Company’s operational changes, given the global nature of Dover’s businesses. Management believes that reporting organic revenue growth, which excludes the impact of foreign currency exchange rates and the impact of acquisitions, provides a useful comparison of the Company’s revenue performance and trends between periods.

19 of 23

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
There has been no significant change in the Company’s exposure to market risk during the first three months of 2008. For a discussion of the Company’s exposure to market risk, refer to Item 7A, Quantitative and Qualitative Disclosures about Market Risk, contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

Item 4.	Controls and Procedures
At the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2008.
During the first quarter of 2008, there were no changes in the Company’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. In making its assessment of changes in internal control over financial reporting as of March 31, 2008, management has excluded those companies acquired in purchase business combinations during the twelve months ended March 31, 2008. The Company is currently assessing the control environments of these acquisitions. These companies are wholly-owned by the Company and their total revenue for the three-month period ended March 31, 2008 represent approximately 1.8% of the Company’s consolidated revenue for the same period. Their assets represent approximately 2.4% of the Company’s consolidated assets at March 31, 2008.

Item 4T.	Controls and Procedures
Not applicable.
PART II — OTHER INFORMATION

Item 1.	Legal Proceedings
See Part I, Notes to Condensed Consolidated Financial Statements, Note 8.
Item 1A. Risk Factors
There have been no material changes with respect to risk factors as previously disclosed in Dover’s Annual Report on Form 10-K for its fiscal year ended December 31, 2007.

20 of 23

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
(a)	Not applicable.

(b)	Not applicable.

(c)	The table below presents shares of the Company’s stock which were acquired by the Company during the quarter:

					Maximum Number (or
				Total Number of	Approximate Dollar
				Shares Purchased	Amount in Millions) of
	Total Number of			as Part of Publicly	Shares that May Yet Be
	Shares		Average Price	Announced Plans	Purchased under the
Period	Purchased		Paid per Share	or Programs	Plans or Programs (2)
January 1 to January 31	1,001,674		$39.70	1,000,000	$421.5
February 1 to February 29	1,401,824		42.26	1,375,000	363.4
March 1 to March 31	1,251,277		41.51	1,250,000	311.6

For the First Quarter 2008	3,654,775	(1)	41.30	3,625,000	311.6

(1)	1,674; 26,824; and 1,277 of these shares were acquired by the Company in January, February, and March, respectively, from the holders of its employee stock options when they tendered shares as full or partial payment of the exercise price of such options. These shares are applied against the exercise price at the market price on the date of exercise.

(2)	As of December 31, 2007, the approximate dollar amount still available for repurchase under the $500 million share repurchase program announced in November 2007 was $461.2 million.

Item 3.	Defaults Upon Senior Securities
Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders
None.

Item 5.	Other Information
(a)	None.

(b)	None.

Item 6.	Exhibits

3(ii)	By-laws of the Company as amended and restated as of February 14, 2008, filed as Exhibit 3(ii) to the Company’s Current Report on Form 8-K filed February 20, 2008 (SEC File No. 001-04018), are incorporated by reference.

4.1	Second Supplemental Indenture, dated as of March 14, 2008, between the Company and The Bank of New York, as Trustee, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed March 14, 2008 (SEC File No. 001-04018), is incorporated by reference.

4.2	Form of Global Note representing the 5.45% Notes due 2018 ($350,000,000 aggregate principal amount), filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed March 14, 2008 (SEC File No. 001-04018), is incorporated by reference.

4.3	Form of Global Note representing the 6.60% Notes due 2038 ($250,000,000 aggregate principal amount), filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K filed March 14, 2008 (SEC File No. 01-04018), is incorporated by reference.

31.1	Certificate pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, signed and dated by Robert G. Kuhbach.

31.2	Certificate pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, signed and dated by Ronald L. Hoffman.

21 of 23

32	Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002, signed and dated by Ronald L. Hoffman and Robert G. Kuhbach.
Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

DOVER CORPORATION
Date: April 23, 2008	/s/ Robert G. Kuhbach
Robert G. Kuhbach, Vice President, Finance & Chief Financial Officer
(Principal Financial Officer)

Date: April 23, 2008	/s/ Raymond T. McKay, Jr.
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