Form 10-Q
period 2008-06-30
DOVER CORP
filed 2008-07-23
CIK 29905

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT
PURSUANT TO SECTION 13 or 15(d) OF
THE SECURTIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
Commission File Number: 1-4018
Dover Corporation
(Exact name of registrant as specified in its charter)

Delaware (State of Incorporation)	53-0257888 (I.R.S. Employer Identification No.)

280 Park Avenue, New York, NY (Address of principal executive offices)	10017 (Zip Code)
(212) 922-1640
(Registrant’s telephone number)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
The number of shares outstanding of the Registrant’s common stock as of July 18, 2008 was 187,846,968.

Dover Corporation
Form 10-Q

PART I — FINANCIAL INFORMATION

Page	Item
Item 1. Financial Statements (unaudited)

1	Condensed Consolidated Statements of Operations
(For the three and six months ended June 30, 2008 and 2007)

2	Condensed Consolidated Balance Sheets
(At June 30, 2008 and December 31, 2007)

2	Condensed Consolidated Statement of Stockholders’ Equity
(For the six months ended June 30, 2008)

3	Condensed Consolidated Statements of Cash Flows
(For the six months ended June 30, 2008 and 2007)

4	Notes to Condensed Consolidated Financial Statements

13	Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

21	Item 3. Quantitative and Qualitative Disclosures About Market Risk

21	Item 4. Controls and Procedures

21	Item 4T. Controls and Procedures

PART II — OTHER INFORMATION

Page	Item
21	Item 1. Legal Proceedings
21	Item 1A. Risk Factors
22	Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
22	Item 3. Defaults Upon Senior Securities
22	Item 4. Submission of Matters to a Vote of Security Holders
23	Item 5. Other Information
23	Item 6. Exhibits
24	Signatures
25	Exhibit Index
EX-31.1: CERTIFICATION
EX-31.2: CERTIFICATION
EX-32: CERTIFCATIONS
(All other schedules are not required and have been omitted)

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
DOVER CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited) (in thousands, except per share figures)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenue	$2,010,978	$1,824,143	$3,876,464	$3,568,576
Cost of goods and services	1,271,359	1,170,526	2,457,299	2,293,526

Gross profit	739,619	653,617	1,419,165	1,275,050
Selling and administrative expenses	446,531	391,508	890,306	798,742

Operating earnings	293,088	262,109	528,859	476,308
Interest expense, net	27,388	22,684	50,819	44,585
Other expense (income), net	1,186	(45)	3,719	(423)

Total interest/other expense, net	28,574	22,639	54,538	44,162

Earnings before provision for income taxes and discontinued operations	264,514	239,470	474,321	432,146
Provision for income taxes	77,604	64,799	139,480	119,655

Earnings from continuing operations	186,910	174,671	334,841	312,491

Loss from discontinued operations, net of tax	(51,634)	(2,476)	(52,387)	(11,365)

Net earnings	$135,276	$172,195	$282,454	$301,126

Basic earnings (loss) per common share:
Earnings from continuing operations	$0.99	$0.85	$1.76	$1.53
Loss from discontinued operations	(0.27)	(0.01)	(0.27)	(0.06)
Net earnings	0.72	0.84	1.48	1.47

Weighted average shares outstanding	189,094	204,431	190,760	204,446

Diluted earnings (loss) per common share:
Earnings from continuing operations	$0.98	$0.85	$1.74	1.52
Loss from discontinued operations	(0.27)	(0.01)	(0.27)	(0.06)
Net earnings	0.71	0.84	1.47	1.46

Weighted average shares outstanding	190,589	206,145	191,966	206,155

Dividends paid per common share	$0.200	$0.185	$0.400	$0.370

The following table is a reconciliation of the share amounts used in computing earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Weighted average shares outstanding — Basic	189,094	204,431	190,760	204,446
Dilutive effect of assumed exercise of employee stock options	1,495	1,714	1,206	1,709

Weighted average shares outstanding — Diluted	190,589	206,145	191,966	206,155

Anti-dilutive shares excluded from diluted EPS computation	3,778	3,403	3,778	3,403
See Notes to Condensed Consolidated Financial Statements

1 of 25

DOVER CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	(unaudited)
	At June 30, 2008	At December 31, 2007

Current assets:
Cash and equivalents	$742,613	$606,105
Receivables, net of allowances of $32,751 and $32,211	1,237,237	1,104,090
Inventories, net	709,097	673,944
Prepaid and other current assets	79,827	84,377
Deferred tax asset	67,325	77,477

Total current assets	2,836,099	2,545,993

Property, plant and equipment, net	913,079	892,237
Goodwill	3,322,561	3,259,729
Intangible assets, net	1,045,247	1,051,650
Other assets and deferred charges	174,347	167,404
Assets of discontinued operations	95,428	152,757

Total assets	$8,386,761	$8,069,770

Current liabilities:
Notes payable and current maturities of long-term debt	$462,890	$638,649
Accounts payable	486,084	416,215
Accrued compensation and employee benefits	254,224	307,997
Accrued insurance	108,225	117,488
Other accrued expenses	209,402	185,397
Federal and other taxes on income	25,596	28,358

Total current liabilities	1,546,421	1,694,104

Long-term debt	1,879,492	1,452,003
Deferred income taxes	306,755	317,333
Other deferrals	632,075	604,622
Liabilities of discontinued operations	65,411	55,535
Commitments and contingent liabilities
Stockholders’ Equity:
Total stockholders’ equity	3,956,607	3,946,173

Total liabilities and stockholders’ equity	$8,386,761	$8,069,770

DOVER CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (unaudited) (in thousands)

			Accumulated
	Common	Additional	Other			Total
	Stock	Paid-In	Comprehensive	Retained	Treasury	Stockholders’
	$1 Par Value	Capital	Earnings	Earnings	Stock	Equity

Balance at 12/31/2007	$244,548	$353,031	$217,648	$4,870,460	$(1,739,514)	$3,946,173

Net earnings	—	—	—	282,454	—	282,454
Dividends paid	—	—	—	(76,300)	—	(76,300)
Common stock issued for options exercised	1,542	53,981	—	—	—	55,523
Tax benefit from the exercise of stock options	—	6,026	—	—	—	6,026
Stock-based compensation expense	—	13,900	—	—	—	13,900
Common stock acquired	—	—	—	—	(352,393)	(352,393)
Translation of foreign financial statements	—	—	76,330	—	—	76,330
Unrealized holding gains, net of tax	—	—	912	—	—	912
SFAS No. 158 amortization, net of tax	—	—	3,982	—	—	3,982

Balance at 6/30/2008	$246,090	$426,938	$298,872	$5,076,614	$(2,091,907)	$3,956,607

Preferred Stock, $100 par value per share. 100,000 shares authorized; none issued.
See Notes to Condensed Consolidated Financial Statements

2 of 25

DOVER CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited) (in thousands)

	Six Months Ended June 30,
	2008	2007
Operating Activities of Continuing Operations

Net earnings	$282,454	$301,126

Adjustments to reconcile net earnings to net cash from operating activities:
Loss from discontinued operations	52,387	11,365
Depreciation and amortization	130,714	118,091
Stock-based compensation	14,033	14,447
Changes in current assets and liabilities (excluding effects of acquisitions, dispositions and foreign exchange):
Increase in accounts receivable	(91,411)	(51,949)
Increase in inventories	(9,600)	(12,378)
Decrease (Increase) in prepaid expenses and other assets	7,313	(3,542)
Increase in accounts payable	47,779	21,040
Decrease in accrued expenses	(51,063)	(49,183)
Increase (decrease) in accrued and deferred taxes	(1,648)	4,960
Other non-current, net	5,020	(29,865)

Net cash provided by operating activities of continuing operations	385,978	324,112

Investing Activities of Continuing Operations
Proceeds from the sale of property and equipment	4,620	15,573
Additions to property, plant and equipment	(85,115)	(91,045)
Proceeds from sales of businesses	8,000	30,437
Acquisitions (net of cash and cash equivalents acquired)	(99,751)	(117,976)

Net cash used in investing activities of continuing operations	(172,246)	(163,011)

Financing Activities of Continuing Operations
Decrease in notes payable, net	(175,830)	(888)
Reduction of long-term debt	(166,606)	(15,025)
Proceeds from long-term debt	594,120	—
Purchase of treasury stock	(352,393)	(76,772)
Proceeds from exercise of stock options, including tax benefits	61,549	50,973
Dividends to stockholders	(76,300)	(75,753)

Net cash used in financing activities of continuing operations	(115,460)	(117,465)

Cash Flows From Discontinued Operations
Net cash provided by (used in) operating activities of discontinued operations	8,465	(10,019)
Net cash used in investing activities of discontinued operations	(1,603)	(4,510)

Net cash provided by (used in) discontinued operations	6,862	(14,529)

Effect of exchange rate changes on cash	31,374	5,198

Net increase in cash and cash equivalents	136,508	34,305
Cash and cash equivalents at beginning of period	606,105	372,721

Cash and cash equivalents at end of period	$742,613	$407,026

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
2. Acquisitions
The 2008 acquisitions are wholly-owned and had an aggregate cost of $99.8 million, net of cash acquired, at the date of acquisition. The following table details acquisitions made during 2008:
2008 Acquisitions

Date	Type	Acquired Companies	Location (Near)	Segment	Platform	Company

1-Mar	Stock	LANTEC Winch and Gear, Inc.	Langley, B.C.	Industrial Products	Material Handling	Tulsa Winch
Manufacturer of hydraulic winches, hoists and gear reducers, serving the oil and gas, infrastructure and marine markets.

1-Apr	Asset	Brady’s Mining & Construction Supply Co.	St. Louis, Missouri	Fluid Management	Energy	US Synthetic
Manufacturer of diamond roof drill bits and support products specifically designed for underground mining operations.

10-Apr	Asset	Neptune Chemical Pump Company	Lansdale, PA	Fluid Management	Fluid Solutions	Pump Solutions Group
Manufacturer of chemical metering pumps, chemical feed systems and peripheral products.
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
The following table summarizes the estimated fair values of the assets and liabilities that were assumed as of the date of the 2008 acquisitions and the amounts assigned to goodwill and intangible asset classifications:

(in thousands)	2008 Acquisitions
Current assets, net of cash acquired	$18,347
PP&E	3,582
Goodwill	54,099
Intangibles	33,369

Total assets acquired	109,397

Total liabilities assumed	(9,646)

Net assets acquired	$99,751

4 of 25

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
The following unaudited pro forma information illustrates the effect on Dover’s revenue and net earnings for the three and six months ended June 30, 2008 and 2007, assuming that the 2008 and 2007 acquisitions had all taken place on January 1, 2007:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share figures)	2008	2007	2008	2007
Revenue from continuing operations:
As reported	$2,010,978	$1,824,143	$3,876,464	$3,568,576
Pro forma	2,022,278	1,865,905	3,889,458	3,659,111
Net earnings from continuing operations:
As reported	$186,910	$174,671	$334,841	$312,491
Pro forma	187,500	178,628	335,512	319,167
Basic earnings per share from continuing operations:
As reported	$0.99	$0.85	$1.76	$1.53
Pro forma	0.99	0.87	1.76	1.56
Diluted earnings per share from continuing operations:
As reported	$0.98	$0.85	$1.74	$1.52
Pro forma	0.98	0.87	1.75	1.55
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
In connection with certain acquisitions, at June 30, 2008 and December 31, 2007, the Company had reserves related to severance and facility closings of $24.4 million and $26.8 million, respectively. The reserves were recorded as of the date of acquisition and in accordance with the provisions of Emerging Issues Task Force Issue No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination.” During the second quarter of 2008, the reserves were reduced by payments and write-downs of $2.4 million.
3. Inventory
The following table displays the components of inventory:

	At June 30,	At December 31,
(in thousands)	2008	2007
Raw materials	$330,434	$314,504
Work in progress	163,825	161,750
Finished goods	268,277	249,678

Subtotal	762,536	725,932
Less LIFO reserve	53,439	51,988

Total	$709,097	$673,944

4. Property, Plant and Equipment
The following table displays the components of property, plant and equipment:

	At June 30,	At December 31,
(in thousands)	2008	2007
Land	$56,429	$54,579
Buildings and improvements	547,347	527,429
Machinery, equipment and other	1,848,298	1,777,028

	2,452,074	2,359,036
Accumulated depreciation	(1,538,995)	(1,466,799)

Total	$913,079	$892,237

5 of 25

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
5. Goodwill and Other Intangible Assets
The following table provides the changes in carrying value of goodwill by segment through the six months ended June 30, 2008 (see Note 2 for discussion of purchase price allocations):

			Other
			adjustments,
			primarily
		2008	currency
(in thousands)	12/31/2007	acquisitions	translations		6/30/2008

Industrial Products	$905,497	$11,898	$(4,909)	(A)	$912,486
Engineered Systems	793,212	—	4,400		797,612
Fluid Management	536,163	42,201	173		578,537
Electronic Technologies	1,024,857	—	9,069		1,033,926

Total	$3,259,729	$54,099	$8,733		$3,322,561

(A)	$5.2 million related to the sale of a business in the Industrial Products segment.
The following table provides the gross carrying value and accumulated amortization for each major class of intangible asset:

	At June 30, 2008			At December 31, 2007
			Average
	Gross Carrying	Accumulated	Life	Gross Carrying	Accumulated
(dollar amounts in thousands)	Amount	Amortization	(Years)	Amount	Amortization
Amortized Intangible Assets:
Trademarks	$40,486	$12,654	29	$40,943	$13,684
Patents	136,980	78,723	13	131,106	74,153
Customer Intangibles	704,741	174,440	9	678,970	141,203
Unpatented Technologies	157,605	64,816	9	153,364	55,984
Non-Compete Agreements	3,490	3,398	5	4,348	4,315
Drawings & Manuals	13,719	4,969	5	13,597	4,368
Distributor Relationships	72,493	15,349	20	72,444	13,302
Other	23,511	11,974	14	18,839	8,443

Total	1,153,025	366,323	11	1,113,611	315,452

Unamortized Intangible Assets:
Trademarks	258,545			253,491

Total Intangible Assets	$1,411,570	$366,323		$1,367,102	$315,452

6. Discontinued Operations
2008
During the second quarter of 2008, the Company discontinued Triton in the Engineered Systems segment and reclassified Crenlo, which had been included in discontinued operations, into the Industrial Products segment. In the second quarter of 2008, the Company recorded a $51.1 million write-down to the carrying value of Triton to its estimated fair market value and other adjustments.
During the first quarter of 2008, the Company recorded adjustments to the carrying value of a business still held for sale and other adjustments resulting in a net after-tax loss of approximately $2.0 million.

6 of 25

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
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
Summarized results of the Company’s discontinued operations are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2008	2007	2008	2007
Revenue	$26,354	$47,839	$53,119	$109,378

Loss on sale, net of taxes (1)	(50,993)	(8,334)	$(52,972)	$(15,832)

Earnings from operations before taxes	$(823)	$(819)	(18)	(2,374)
Provision for income taxes related to operations	182	6,677	603	6,841

Earnings (loss) from discontinued operations, net of tax	$(51,634)	$(2,476)	$(52,387)	$(11,365)

(1)	Includes impairments.
At June 30, 2008, the assets and liabilities of discontinued operations primarily represent amounts related to two remaining unsold businesses. Additional detail related to the assets and liabilities of the Company’s discontinued operations is as follows:

	At June 30,	At December 31,
(in thousands)	2008	2007
Assets of Discontinued Operations
Current assets	$36,691	$38,360
Non-current assets	58,737	114,397

	$95,428	$152,757

Liabilities of Discontinued Operations
Current liabilities	$9,646	$25,987
Non-current liabilities	55,765	29,548

	$65,411	$55,535

In addition to the assets and liabilities of the entities currently held for sale in discontinued operations, the assets and liabilities of discontinued operations include residual amounts related to businesses previously sold. These residual amounts include property, plant and equipment, deferred tax assets, short and long-term reserves, and contingencies.
7. Debt
Dover’s long-term debt with a book value of $1,912.2 million, of which $32.7 million matures in less than one year, had a fair value of approximately $1,892.3 million at June 30, 2008. The estimated fair value of the long-term debt is based on quoted market prices for similar issues (Level 2).
During the second quarter ended June 30, 2008, the Company repaid its $150 million 6.25% Notes due June 1, 2008. In addition, on March 14, 2008, Dover issued $350 million of 5.45% notes due 2018 and $250 million of 6.60% notes due 2038. The net proceeds of $594.1 million from the notes were used to repay borrowings under Dover’s commercial paper program, and are reflected in long-term debt in the Company’s unaudited Condensed Consolidated Balance Sheet at June 30, 2008. The notes and debentures are redeemable at the option of Dover in whole or in part at any time at a redemption price that includes a make-whole premium, with accrued interest to the redemption date.

7 of 25

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
During the first quarter of 2008, Dover entered into several interest rate swaps in anticipation of the debt financing completed on March 14, 2008 which, upon settlement, resulted in a net gain of $1.2 million which will be deferred and amortized over the life of the related notes.
There are presently two interest rate swap agreements outstanding for a total notional amount of $100.0 million, designated as fair value hedges on part of the Company’s $400.0 million 6.50% Notes due February 15, 2011. One $50 million interest rate swap exchanges fixed-rate interest for variable-rate interest. The other $50 million swap is designated in foreign currency and exchanges fixed-rate interest for variable-rate interest, and also hedges a portion of the Company’s net investment in non-U.S. operations. The swap agreements have increased the effective interest rate on the notes to 6.57%. There is no hedge ineffectiveness. The fair value of the interest rate swaps outstanding as of June 30, 2008 was a loss of $14.7 million which was based on quoted market prices for similar instruments (Level 2).
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
Estimated warranty program claims are provided for at the time of sale. Amounts provided for are based on historical costs and adjusted new claims. The changes in the carrying amount of product warranties through June 30, 2008 and 2007 are as follows:

(in thousands)	2008	2007
Beginning Balance January 1	$55,437	$47,897
Provision for warranties	21,608	17,220
Increase from acquisitions	100	143
Settlements made	(18,712)	(14,799)
Other adjustments	649	197

Ending Balance June 30	$59,082	$50,658

8 of 25

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
From time to time, the Company will initiate various restructuring programs at its operating companies or record severance and other restructuring costs in connection with purchase accounting for acquisitions (see Note 2 for additional detail). The following table details the Company’s severance and other restructuring reserve activity:

		Other
(in thousands)	Severance	Restructuring	Total

At December 31, 2007 (A)	$5,762	$22,668	$28,430
Provision, net	3,264	3,585	6,849
Payments	(3,484)	(3,345)	(6,829)
Other, including asset impairments	41	(2,364)	(2,323)

At June 30, 2008 (B)	$5,583	$20,544	$26,127

(A)	Includes $26.8 million related to purchase accounting accruals.

(B)	Includes $24.4 million related to purchase accounting accruals.
9. Employee Benefit Plans
The following table sets forth the components of net periodic expense:

	Retirement Plan Benefits		Post Retirement Benefits
	Three Months Ended June 30,		Three Months Ended June 30,
(in thousands)	2008	2007	2008	2007
Expected return on plan assets	$(8,662)	$(7,807)	$—	$—
Benefits earned during period	5,501	5,810	64	90
Interest accrued on benefit obligation	9,759	8,673	240	279
Amortization (A):
Prior service cost	2,159	2,128	(43)	(43)
Recognized actuarial (gain) loss	1,188	2,717	(116)	(19)
Transition obligation	(18)	(39)	—	—

Net periodic expense	$9,927	$11,482	$145	$307

	Retirement Plan Benefits		Post Retirement Benefits
	Six Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2008	2007	2008	2007
Expected return on plan assets	$(17,324)	$(15,614)	$—	$—
Benefits earned during period	11,002	11,620	145	177
Interest accrued on benefit obligation	19,518	17,346	474	554
Amortization (A):		—
Prior service cost	4,318	4,256	(86)	(86)
Recognized actuarial (gain) loss	2,376	5,434	(248)	(75)
Transition obligation	(36)	(78)	—	—

Net periodic expense	$19,854	$22,964	$285	$570

(A)	A portion of the current year amortization amounts are recorded as increases (decreases) to Accumulated Other Comprehensive Income totaling $2.0 million and $4.0 million, net of tax, for the three and six month periods ended June 30, 2008.

9 of 25

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
10. Comprehensive Earnings
Comprehensive earnings were as follows:

	Three months Ended June 30,		Six Months Ended June 30,
(in thousands)	2008	2007	2008	2007

Net Earnings	$135,276	$172,195	$282,454	$301,126

Foreign currency translation adjustment	12,796	18,159	76,330	25,480
Unrealized holding gains (losses), net of tax	9	(1,813)	(206)	(1,208)
Derivative cash flow hedges, net of tax	(6)	(47)	1,118	(94)
SFAS 158 amortization, net of tax	2,013	3,194	3,982	6,388

Comprehensive Earnings	$150,088	$191,688	$363,678	$331,692

11. Segment Information
Dover has four reportable segments which are based on management’s reporting structure used to evaluate performance. Segment financial information and a reconciliation of segment results to consolidated results follows:

(in thousands)	Three months ended June 30		Six Months Ended June 30,
	2008	2007	2008	2007
REVENUE
Industrial Products	$649,006	$614,762	$1,265,780	$1,215,767
Engineered Systems	538,729	508,810	1,037,951	975,437
Fluid Management	446,630	363,245	847,929	722,241
Electronic Technologies	379,958	340,717	731,715	661,890
Intra — segment eliminations	(3,345)	(3,391)	(6,911)	(6,759)

Total consolidated revenue	$2,010,978	$1,824,143	$3,876,464	$3,568,576

EARNINGS FROM CONTINUING OPERATIONS
Segment Earnings:
Industrial Products	$87,925	$88,796	$166,763	$163,317
Engineered Systems	80,045	77,828	143,041	129,485
Fluid Management	97,878	73,283	183,017	147,125
Electronic Technologies	51,029	45,354	87,263	82,303

Total segments	316,877	285,261	580,084	522,230
Corporate expense / other	(24,975)	(23,107)	(54,944)	(45,499)
Net interest expense	(27,388)	(22,684)	(50,819)	(44,585)

Earnings from continuing operations before provision for income taxes and discontinued operations	264,514	239,470	474,321	432,146
Provision for taxes	77,604	64,799	139,480	119,655

Earnings from continuing operations — total consolidated	$186,910	$174,671	$334,841	$312,491

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
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FASB Statement No. 115.” This statement permits entities to choose to

10 of 25

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
measure many financial instruments and certain other items at fair value. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, including interim periods within that fiscal year. The Company did not elect the fair value option for any of its existing financial instruments as of June 30, 2008 and the Company has not determined whether or not it will elect this option for financial instruments it may acquire in the future.
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
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“SFAS No. 161”). SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133 with the intent to provide users of financial statements with an enhanced understanding of: 1) How and why an entity uses derivative instruments; 2) How derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations; and 3) How derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company is currently assessing the impact of the adoption of SFAS No. 161 on its consolidated financial statements.
In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” This statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). This Statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The Company is currently assessing the impact of the adoption of this statement on its consolidated financial statements.
In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts—an interpretation of FASB Statement No. 60.” This statement requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. This Statement also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities. This statement is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. The Company is currently assessing the impact of the adoption of this statement on its consolidated financial statements.
In April 2008, the FASB issued FASB Staff Position No. 142-3 “Determination of the Useful Life of Intangible Assets” (“FSP No. 142-3”) to improve the consistency between the useful life of a recognized intangible asset

11 of 25

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(under SFAS No. 142) and the period of expected cash flows used to measure the fair value of the intangible asset (under SFAS No. 141(R)). FSP No. 142-3 amends the factors to be considered when developing renewal or extension assumptions that are used to estimate an intangible asset’s useful life under SFAS No. 142. The guidance in the new staff position is to be applied prospectively to intangible assets acquired after December 31, 2008. In addition, FSP No. 142-3 increases the disclosure requirements related to renewal or extension assumptions. The Company is currently assessing the impact of the adoption of FSP No. 142-3 on its consolidated financial statements.
13. Equity and Cash Incentive Program
In the first quarter of 2008 and 2007, the Company issued stock appreciation rights (“SARs”) covering 2,239,707 and 1,731,882 shares, respectively. For the six months ended June 30, 2008 and 2007, after-tax stock-based compensation expense totaled $9.1 million and $9.4 million, respectively. The fair value of each grant was estimated on the dates of the grant using the Black-Scholes option pricing model.
14. Share Repurchases
During the fourth quarter of 2007, the Board of Directors approved a $500 million share repurchase program authorizing repurchases of Dover’s common shares through the end of 2008. During the six months ended June 30, 2008, the Company repurchased 7,625,000 shares of its common stock in the open market at an average price of $45.54 per share, of which 4,000,000 were purchased in the second quarter of 2008 at $49.37. As of June 30, 2008, the approximate dollar amount still available for repurchase under this share repurchase program was $114.2 million.

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
Cash and cash equivalents of $742.6 million at June 30, 2008 increased from the December 31, 2007 balance of $606.1 million. Cash and cash equivalents were invested in highly liquid investment grade money market instruments with a maturity of 90 days or less.
The following table is derived from the Condensed Consolidated Statements of Cash Flows:

	Six Months Ended June 30,
Cash Flows from Continuing Operations (in thousands)	2008	2007
Net Cash Flows Provided By (Used In):
Operating activities	$385,978	$324,112
Investing activities	(172,246)	(163,011)
Financing activities	(115,460)	(117,465)
Cash flows provided by operating activities for the first six months of 2008 increased $61.9 million from the prior year period, primarily reflecting higher earnings from continuing operations.
Cash used in investing activities in the first six months of 2008 increased $9.2 million largely reflecting lower proceeds received from dispositions in the current period, partially offset by lower acquisition spending and capital expenditures. Proceeds from the sales of businesses in the first six months of 2008 were $8.0 million compared to $30.4 million in the 2007 period. Acquisition spending was $99.8 million during the first six months of 2008 compared to $118.0 million in the prior year period. Capital expenditures during the first six months of 2008 decreased 7% to $85.1 million as compared to $91.0 million in the prior year period. The Company currently anticipates that any additional acquisitions made during 2008 will be funded from available cash and internally generated funds and, if necessary, through the issuance of commercial paper, use of established lines of credit or public debt markets.
Cash used in financing activities for the first six months of 2008 decreased 2% to $115.5 million as compared to $117.5 million in the prior year period. In the current period, increased purchases of common stock on the open market and higher repayments of commercial paper and long-term debt more than offset the $594.1 million in proceeds received from the issuance of debt. During the six months ended June 30, 2008, the Company purchased 7,625,000 shares of common stock in the open market at an average price of $45.54 of which 4,000,000 shares were purchased in the second quarter at an average price of $49.37.

13 of 25

“Adjusted Working Capital” (a non-GAAP measure calculated as accounts receivable, plus inventory, less accounts payable) increased from the prior year end by $98.4 million or 7% to $1,460.3 million, which reflected increases in receivables of $133.1 million and increases in inventory of $35.2 million, partially offset by an increase in payables of $69.9 million. Excluding the impact of acquisitions and foreign currency, Adjusted Working Capital would have increased by $53.2 million or 4%. “Average Annual Adjusted Working Capital” as a percentage of revenue (a non-GAAP measure calculated as the five-quarter average balance of accounts receivable, plus inventory, less accounts payable divided by the trailing twelve months of revenue) was 18.5% at June 30, 2008 compared to 18.9% at December 31, 2007 and inventory turns were 6.9 at June 30, 2008 compared to 6.7 at December 31, 2007.
In addition to measuring its cash flow generation and usage based upon the operating, investing and financing classifications included in the unaudited Condensed Consolidated Statements of Cash Flows, the Company also measures free cash flow (a non-GAAP measure). Management believes that free cash flow is an important measure of operating performance because it provides both management and investors a measurement of cash generated from operations that is available to fund acquisitions, pay dividends, repay debt and repurchase Dover’s common stock. Dover’s free cash flow for the six months ended June 30, 2008 increased $67.8 million compared to the prior year period. The increase reflected higher earnings from continuing operations and lower capital expenditures.
The following table is a reconciliation of free cash flow with cash flows from operating activities:

	Six Months Ended June 30,
Free Cash Flow (in thousands)	2008	2007
Cash flow provided by operating activities	$385,978	$324,112
Less: Capital expenditures	85,115	91,045

Free cash flow	$300,863	$233,067

Free cash flow as a percentage of revenue	7.8%	6.5%

The Company utilizes total debt and net debt-to-total-capitalization calculations to assess its overall financial leverage and capacity and believes the calculations are useful to investors for the same reason. The following table provides a reconciliation of total debt and net debt to total capitalization to the most directly comparable GAAP measures:

	At June 30,	At December 31,
Net Debt to Total Capitalization Ratio (in thousands)	2008	2007
Current maturities of long-term debt	$32,690	$33,175
Commercial paper and other short-term debt	430,200	605,474
Long-term debt	1,879,492	1,452,003

Total debt	2,342,382	2,090,652
Less: Cash and cash equivalents	742,613	606,105

Net debt	1,599,769	1,484,547

Add: Stockholders’ equity	3,956,607	3,946,173

Total capitalization	$5,556,376	$5,430,720

Net debt to total capitalization	28.8%	27.3%

The total debt level of $2,342.4 million at June 30, 2008 increased $251.7 million from December 31, 2007 due to higher long-term debt, partially offset by a decrease in commercial paper. The net debt increase was due to the higher total debt level, partially offset by an increase in cash generated from operations in the first six months of 2008 when compared to December 31, 2007. The increase in net debt was used to fund acquisitions and share repurchases in excess of the Company’s free cash flow.
Dover’s long-term debt with a book value of $1,912.2 million, of which $32.7 million matures in less than one year, had a fair value of approximately $1,892.3 million at June 30, 2008. The estimated fair value of the long-term debt is based on quoted market prices for similar issues (Level 2).
During the second quarter ended June 30, 2008, the Company repaid its $150 million 6.25% Notes due June 1, 2008. In addition, on March 14, 2008, Dover issued $350 million of 5.45% notes due 2018 and $250 million of 6.60% notes due 2038. The net proceeds of $594.1 million from the notes was used to repay borrowings under

14 of 25

Dover’s commercial paper program, and are reflected in long-term debt in the Company’s Unaudited Condensed Consolidated Balance Sheet at June 30, 2008. The notes and debentures are redeemable at the option of Dover in whole or in part at any time at a redemption price that includes a make-whole premium, with accrued interest to the redemption date.
During the first quarter of 2008, Dover entered into several interest rate swaps in anticipation of the debt financing completed on March 14, 2008 which, upon settlement, resulted in a gain of $1.2 million which will be deferred and amortized over the life of the related notes.
There are presently two interest rate swap agreements outstanding for a total notional amount of $100.0 million, designated as fair value hedges on part of the Company’s $400.0 million 6.50% Notes due February 15, 2011. One $50 million interest rate swap exchanges fixed-rate interest for variable-rate interest. The other $50 million swap is designated in foreign currency and exchanges fixed-rate interest for variable-rate interest and also hedges a portion of the Company’s net investment in non-U.S. operations. The swap agreements have increased the effective interest rate on the notes to 6.57%. There is no hedge ineffectiveness. The fair value of the interest rate swaps outstanding as of June 30, 2008 was a loss of $14.7 million which was based on quoted market prices for similar instruments (Level 2).
Severance and Other Restructuring Reserves
From time to time, the Company will initiate various restructuring programs at its operating companies or record severance and other restructuring costs in connection with purchase accounting for acquisitions. At June 30, 2008 and December 31, 2007, the Company had reserves related to severance and other restructuring activities of $26.1 million and $28.4 million, respectively. During the first six months of 2008, the Company recorded $6.8 million in additional charges and made $6.8 million in payments related to these reserves.
(2) RESULTS OF OPERATIONS:
CONSOLIDATED RESULTS OF OPERATIONS
Revenue for the second quarter of 2008 increased 10% to $2,011.0 million from the comparable 2007 period, led by the results of the Fluid Management segment, along with increases at the other three Dover segments as well. Overall, Dover achieved organic revenue growth of 5% in the quarter while acquisition growth was 1%. Dover’s quarterly revenue also benefited from the movement in foreign exchange rates which accounted for 4% of the growth. Gross profit increased 13% to $739.6 million from the prior year quarter while the gross profit margin increased 100 basis points to 36.8%.
Revenue for the first six months of 2008 increased 9% to $3,876.5 million from the comparable 2007 period, led by Fluid Management, along with increases at all other segments. Gross profit increased 11% to $1,419.2 million from the prior year period while the gross profit margin increased 90 basis points to 36.6%.
Selling and administrative expenses of $446.5 million for the second quarter of 2008 increased by $55.0 million over the comparable 2007 period, primarily due to increased revenue activity and increased professional fees and restructuring charges, partially offset by synergy savings. Selling and administrative expenses as a percentage of revenue increased to 22.2% from 21.5% in the comparable 2007 period.
Selling and administrative expenses of $890.3 million for the first six months of 2008 increased $91.6 million over the comparable 2007 period, mainly due to the same factors that impacted the quarter. Selling and administrative expenses as a percentage of revenue increased to 23.0% from 22.4% in the comparable 2007 period.
Interest expense, net for the second quarter and first six months of 2008 increased by $4.7 million and $6.2 million, respectively, compared to the same quarter and first six months last year primarily due to higher average outstanding commercial paper balances as well as higher long-term debt levels in the current periods.

15 of 25

Other expense (income), net, for the three and six months ended June 30, 2008 and 2007 primarily related to the effects of foreign exchange fluctuations on assets and liabilities denominated in currencies other than the Company’s functional currency and other miscellaneous non-operational items.
The effective tax rate for continuing operations for the three months ended June 30, 2008 was 29.3%, compared to the prior year rate of 27.1%. The effective tax rate for continuing operations for the six months ended June 30, 2008 was 29.4%, compared to the prior year rate of 27.7%. All periods were favorably impacted by the mix of non-U.S. earnings in low-taxed jurisdictions. In addition, the prior year rates were favorably impacted by benefits recognized for tax positions that were effectively settled.
Earnings from continuing operations for the quarter increased 7% to $186.9 million or $0.98 diluted EPS (“EPS”) compared to $174.7 million or $0.85 EPS in the prior year second quarter. The increase was primarily a result of improvements at Fluid Management, Electronic Technologies and Engineered Systems, with EPS also benefiting from share repurchases. Earnings from continuing operations for the six months ended June 30, 2008 increased 7% to $334.8 million or $1.74 EPS compared to $312.5 million or $1.52 EPS in the prior year period.
Loss from discontinued operations for the second quarter of 2008 was $51.6 million, or $0.27 EPS, compared to a loss of $2.5 million or $0.01 EPS in the comparable 2007 quarter. During the second quarter of 2008, the Company discontinued Triton in the Engineered Systems segment and reclassified Crenlo, which had been included in discontinued operations, into the Industrial Products segment. The 2008 loss from discontinued operations includes a $51.1 million write-down to the carrying value of Triton to its estimated fair market value and other adjustments. The 2007 loss included losses from the sale of a previously discontinued business, net of tax, of $8.3 million.
Loss from discontinued operations for the six months ended June 30, 2008 was $52.4 million or $0.27 EPS compared to a loss of $11.4 million or $0.06 EPS in the comparable 2007 period. The 2008 loss includes the second quarter events mentioned above as well as first quarter losses from adjustments to the carrying value of certain businesses still held for sale. The 2007 year to date loss included the second quarter event mentioned above as well as first quarter 2007 losses from the sales of Kurz-Kasch, SWF and other adjustments.
SEGMENT RESULTS OF OPERATIONS
Industrial Products

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2008	2007	% Change	2008	2007	% Change
Revenue
Material Handling	$306,988	$299,588	2%	$594,196	$593,054	0%
Mobile Equipment	342,228	315,394	9%	671,951	623,152	8%
Eliminations	(210)	(220)		(367)	(439)

	$649,006	$614,762	6%	$1,265,780	$1,215,767	4%

Segment earnings	$87,925	$88,796	-1%	$166,763	$163,317	2%
Operating margin	13.5%	14.4%		13.2%	13.4%

Acquisition related depreciation and amortization expense*	$8,070	$6,697	20%	$17,285	$13,438	29%

Bookings
Material Handling	$313,199	$286,875	9%	$609,477	$590,925	3%
Mobile Equipment	318,059	353,122	-10%	678,383	$727,966	-7%
Eliminations	(385)	(445)		(681)	(883)

	$630,873	$639,552	-1%	$1,287,179	$1,318,008	-2%

Backlog
Material Handling				$235,284	$240,977	-2%
Mobile Equipment				549,430	541,683	1%
Eliminations				(186)	(236)

				$784,528	$782,424	0%

*	Represents the pre-tax impact on earnings from the depreciation and amortization of acquisition accounting write-ups to reflect the fair value of inventory, property, plant and equipment, and intangible assets.

16 of 25

Industrial Products increase in second quarter revenue was primarily due to improvements in the businesses that serve the aerospace, energy and military markets. Improvements in these businesses were partially offset by softness in the businesses that serve certain automotive markets and the construction equipment market. Also contributing to the segment’s revenue growth were the July 2007 acquisition of Hanmecson International, the December 2007 acquisition of Industrial Motion Control LLC (“IMC”) and the March 2008 acquisition of Lantec Winch and Gear Inc. (“Lantec”). The segment’s 6% revenue growth reflected organic revenue growth of 3%, with 2% due to acquisitions and the remainder from foreign exchange. Also, during the second quarter of 2008, the Company reclassified Crenlo, a previously discontinued business, to continuing operations within the Material Handling platform. All prior periods have been adjusted to reflect this change on a comparable basis.
Material Handling revenue and earnings increased 2% and 4%, respectively, when compared to the prior year second quarter. Approximately half of the platform’s revenue growth was organic with the remainder from the IMC and Lantec acquisitions and the impact of foreign exchange. Overall, results in the platform were mixed, with companies that serve the infrastructure market experiencing strength in the mining, scrap processing, military, marine and energy markets while the companies that serve the construction equipment markets experienced continued weakness in the second quarter. In general, the platform was able to offset rising material costs with additional sales volume and pricing initiatives and the platform will continue to implement cost saving actions in response to market conditions.
Mobile Equipment revenue increased 9% while earnings decreased 3% over the prior year second quarter. The revenue increase was primarily due to core business growth and the Rotary Lift acquisition of Hanmecson International, a Chinese manufacturer of vehicle lifts. The decrease in earnings was due to a $5.3 million net pre-tax gain on the sale of a facility that was recorded in the prior year comparable quarter. Despite rising raw material costs, the platform was able to grow its operating earnings through operational improvements and pricing initiatives. Not including the facility sale, earnings would have increased 8% due to volume increases, strong military and aerospace markets and strength in the lift business. The other automotive service businesses were negatively impacted by higher fuel costs and lower consumer spending.
For the six months ended June 30, 2008, the increases in Industrial Products revenue and earnings were driven primarily by Mobile Equipment, which had increases of 8% and 6%, respectively. Material Handling revenue was flat while earnings increased 3%.
Engineered Systems

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2008	2007	% Change	2008	2007	% Change
Revenue
Engineered Products	$289,479	$284,457	2%	$557,175	$544,459	2%
Product Identification	249,250	224,353	11%	480,776	430,978	12%

	$538,729	$508,810	6%	$1,037,951	$975,437	6%

Segment earnings	$80,045	$77,828	3%	$143,041	$129,485	10%
Operating margin	14.9%	15.3%		13.8%	13.3%

Acquisition related depreciation and amortization expense*	$6,116	$5,459	12%	$12,225	$17,066	-28%

Bookings
Engineered Products	$279,673	$317,006	-12%	$563,930	$616,276	-8%
Product Identification	250,538	219,111	14%	490,085	434,707	13%

	$530,211	$536,117	-1%	$1,054,015	$1,050,983	0%

Backlog
Engineered Products				$235,513	$321,530	-27%
Product Identification				82,196	62,216	32%

				$317,709	$383,746	-17%

*	Represents the pre-tax impact on earnings from the depreciation and amortization of acquisition accounting write-ups to reflect the fair value of inventory, property, plant and equipment, and intangible assets.

17 of 25

Engineered Systems increases in revenue and earnings over the prior year second quarter of 6% and 3%, respectively, were driven primarily by the results of the Product Identification platform. Overall, revenue from the segment’s core businesses was flat when compared to the prior year quarter, as the majority of the revenue increase was due to the impact of foreign currencies.
Engineered Products revenue increased 2%, while earnings declined by 7% over the prior year second quarter. Revenue improved at all businesses in the platform except for the beverage can equipment business which had an exceptionally strong 2007 period. The favorable impact of foreign exchange more than offset the platform’s overall decline in core business revenue. Increased profitability in refrigeration systems and cases were more than offset by earnings declines in all other businesses in the platform. The backlog decline reflects softness in retail food equipment projects in the supermarket industry and normalized order levels in the heat exchanger business where lead times have been shortened.
Product Identification platform revenue and earnings increased by 11% and 15%, respectively, over the prior year second quarter with strong growth in the Direct Marking business. Approximately one third of the platform’s revenue growth was organic, with the remainder due to the favorable impact of foreign exchange rates. The earnings increase is due to the volume increase and efficiency benefits related to the MARKEM-Imaje merger net of related integration costs.
For the six months ended June 30, 2008, the increase in Engineered Systems revenue was primarily driven by the Product Identification platform which had revenue and earnings increases of 12% and 21%, respectively. Engineered Products revenue increased 2% while earnings decreased 6%.
Fluid Management

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2008	2007	% Change	2008	2007	% Change
Revenue
Energy	$236,461	$188,690	25%	$449,464	$378,057	19%
Fluid Solutions	210,207	174,579	20%	398,535	344,248	16%
Eliminations	(38)	(24)		(70)	(64)

	$446,630	$363,245	23%	$847,929	$722,241	17%

Segment earnings	$97,878	$73,283	34%	$183,017	$147,125	24%
Operating margin	21.9%	20.2%		21.6%	20.4%

Acquisition related depreciation and amortization expense*	$5,607	$3,812	47%	$9,521	$7,612	25%

Bookings
Energy	$252,535	$187,502	35%	$486,197	$387,512	25%
Fluid Solutions	217,466	180,964	20%	414,755	352,908	18%
Eliminations	(32)	(16)		(56)	(31)

	$469,969	$368,450	28%	$900,896	$740,389	22%

Backlog
Energy				$119,033	$89,044	34%
Fluid Solutions				91,870	72,028	28%
Eliminations				—	—

				$210,903	$161,072	31%

*	Represents the pre-tax impact on earnings from the depreciation and amortization of acquisition accounting write-ups to reflect the fair value of inventory, property, plant and equipment, and intangible assets.
Fluid Management’s revenue increased 23% and earnings increased 34% over the prior year second quarter, which drove a 170 basis point improvement in operating margin. The segment continued to benefit from the performance of all businesses within both of its platforms. Overall, the segment had organic revenue growth of 17%, acquisition growth of 4%, with the remainder due to the favorable impact of foreign exchange.
The Energy platform revenue and earnings both improved 25% due to the oil and gas markets and increasing power generation demand. Earnings growth across the platform was driven by higher volume, productivity gains and operational improvements and included a charge for a contingency settlement previously recorded at the segment level during the first quarter of 2008. Without the charge, the platform’s earnings growth would have

18 of 25

been 35%. Strength in the oil, gas and power generation markets served by the platform continued to drive a strong backlog which increased 34% compared to the prior year quarter.
The Fluid Solutions platform revenue increased 20% and earnings improved 35% led by higher demand for the platform’s core products. Approximately half of the platform’s revenue growth was organic with the remainder from acquisitions and foreign exchange. All businesses in the platform had improvements in revenue and earnings as demand remained strong for fuel and chemical dispensing systems, pumps and connectors. Margins improved due to a favorable business mix and cost containment efforts.
For the six months ended June 30, 2008, the increase in Fluid Management revenue and earnings was led by the Energy platform, which had increases of 19% and 22%, respectively. Fluid Solutions revenue and earnings increased 16% and 31%, respectively.
Electronic Technologies

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2008	2007	% Change	2008	2007	% Change
Revenue	$379,958	$340,717	12%	$731,715	$661,890	11%
Segment earnings	$51,029	$45,354	13%	$87,263	$82,303	6%
Operating margin	13.4%	13.3%		11.9%	12.4%

Acquisition related depreciation and amortization expense*	$9,416	$10,319	-9%	$18,318	$19,075	-4%

Bookings	384,790	354,858	8%	745,127	666,698	12%
Backlog				251,403	243,996	3%

*	Represents the pre-tax impact on earnings from the depreciation and amortization of acquisition accounting write-ups to reflect the fair value of inventory, property, plant and equipment, and intangible assets.
Electronic Technologies revenue and earnings increased 12% and 13%, respectively, over the second quarter of 2007 led by the micro-acoustic components and test equipment businesses. Approximately half of the revenue growth was organic, with the remainder due to the favorable impact of foreign exchange rates. The earnings increase benefited from increased volume and cost savings from restructuring activities that were implemented in the first quarter of 2008. These improvements were slightly offset by increased operating costs due to the strengthening of currencies against the dollar. In addition, bookings were up 8% when compared to the second quarter of 2007 and backlog was up 3% when compared to the prior year quarter.
For the six months ended June 30, 2008, revenue increased 11%, while earnings increased 6%. The negative leverage was attributable to the restructuring costs taken in the first quarter of 2008.
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

19 of 25

Special Notes Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q, especially “Management’s Discussion and Analysis,” and other written and oral statements the Company makes from time to time contains “forward-looking” statements within the meaning of the Securities Act of 1933, as amended, the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. Such statements relate to, among other things, revenue, earnings, cash flows, changes in operations, operating improvements, industries in which Dover companies operate and the U.S. and global economies. Statements in this 10-Q that are not historical are hereby identified as “forward-looking statements” and may be indicated by words or phrases such as “anticipates,” “supports,” “plans,” “projects,” “expects,” “believes,” “should,” “would,” “could,” “hope,” “forecast,” “management is of the opinion,” use of the future tense and similar words or phrases. Forward-looking statements are subject to inherent uncertainties and risks, including among others: increasing price and product/service competition by international and domestic competitors including new entrants; the impact of technological developments and changes on Dover companies, particularly companies in the Electronic Technologies segment; the ability to continue to introduce competitive new products and services on a timely, cost-effective basis; changes in the cost or availability of energy or raw materials; changes in customer demand; the extent to which Dover companies are successful in expanding into new geographic markets, particularly outside of North America; the relative mix of products and services which impacts margins and operating efficiencies; short-term capacity restraints; the achievement of lower costs and expenses; domestic and foreign governmental and public policy changes including environmental regulations and tax policies (including domestic and international export subsidy programs, R&E credits and other similar programs); unforeseen developments in contingencies such as litigation; protection and validity of patent and other intellectual property rights; the success of the Company’s acquisition program; the cyclical nature of some of Dover’s companies; the impact of natural disasters, such as hurricanes, and their effect on global energy markets; domestic housing industry weakness and related credit market challenges; and continued events in the Middle East and possible future terrorist threats and their effect on the worldwide economy. In addition, such statements could be affected by general industry and market conditions and growth rates, and general domestic and international economic conditions including interest rate and currency exchange rate fluctuations. In light of these risks and uncertainties, actual events and results may vary significantly from those included in or contemplated or implied by such statements. Readers are cautioned not to place undue reliance on such forward-looking statements. These forward-looking statements speak only as of the date made. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.
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

20 of 25

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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There has been no significant change in the Company’s exposure to market risk during the first six months of 2008. For a discussion of the Company’s exposure to market risk, refer to Item 7A, Quantitative and Qualitative Disclosures about Market Risk, contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.
Item 4. Controls and Procedures
At the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2008.
During the second quarter of 2008, there were no changes in the Company’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. In making its assessment of changes in internal control over financial reporting as of June 30, 2008, management has excluded those companies acquired in purchase business combinations during the twelve months ended June 30, 2008. The Company is currently assessing the control environments of these acquisitions. These companies are wholly-owned by the Company and their total revenue for the three and six month periods ended June 30, 2008 represents approximately 2.4% and 2.1%, respectively, of the Company’s consolidated revenue for the same periods. Their assets represent approximately 3.4% of the Company’s consolidated assets at June 30, 2008.
Item 4T. Controls and Procedures
Not applicable.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
See Part I, Notes to Condensed Consolidated Financial Statements, Note 8.
Item 1A. Risk Factors
There have been no material changes with respect to risk factors as previously disclosed in Dover’s Annual Report on Form 10-K for its fiscal year ended December 31, 2007.

21 of 25

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a)	Not applicable.

(b)	Not applicable.

(c)	The table below presents shares of the Company’s stock which were acquired by the Company during the quarter:

					Maximum Number (or
				Total Number of	Approximate Dollar
				Shares Purchased	Amount in Millions) of
	Total Number of			as Part of Publicly	Shares that May Yet Be
	Shares		Average Price	Announced Plans	Purchased under the
Period	Purchased		Paid per Share	or Programs	Plans or Programs
April 1 to April 30	1,543,745	(1)	$44.61	1,500,000	$244.9
May 1 to May 31	1,284,615	(1)	52.23	1,250,000	179.6
June 1 to June 30	1,250,000	(2)	52.39	1,250,000	114.2

For the Second Quarter 2008	4,078,360		49.40	4,000,000	114.2

(1)	43,745 and 34,615 of these shares were acquired by the Company in April and May, respectively, from the holders of its employee stock options when they tendered shares as full or partial payment of the exercise price of such options. These shares are applied against the exercise price at the market price on the date of exercise. The remainder of the shares were purchased in open-market transactions.

(2)	These shares were purchased in open-market transactions.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Submission of Matters to a Vote of Security Holders
At the Annual Meeting of Shareholders of Dover Corporation held on May 1, 2008, the following matters set forth in the Company’s Proxy Statement dated March 18, 2008, which was filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, were voted upon with the results indicated below.
1.	The nominees listed below were elected directors for a one-year term ending at the 2009 Annual Meeting with the respective votes set forth opposite their names:

	Votes For	Votes Against	Votes Abstained

David H. Benson	159,514,272	3,646,075	1,437,182
Robert W. Cremin	160,758,780	2,411,021	1,427,730
Thomas J. Derosa	159,248,489	3,674,324	1,674,716
Jean-Pierre M. Ergas	158,589,373	4,579,409	1,428,747
Peter T. Francis	160,734,928	2,429,944	1,432,657
Kristiane C. Graham	160,311,296	2,854,049	1,432,185
Ronald L. Hoffman	160,819,104	2,261,139	1,517,285
James L. Koley	158,117,630	5,022,536	1,457,363
Richard K. Lochridge	160,805,988	2,362,338	1,429,205
Bernard G. Rethore	157,734,388	5,403,633	1,459,508
Michael B. Stubbs	149,792,666	13,353,970	1,450,893
Mary A. Winston	158,065,527	5,086,831	1,443,192
2.	The Company’s Executive Officer Annual Incentive Plan and the performance goals set forth therein were re-approved with the votes set forth below:

	Votes	% of Outstanding Shares	% of Votes Cast

FOR	144,020,216	75.12	95.19
AGAINST	5,589,773	2.92	3.70
ABSTAIN	1,685,736	0.88	1.11
BROKER NON-VOTE	40,426,467	21.09	n/a

22 of 25

3.	A shareholder proposal regarding a sustainability report did not pass. The vote results for this proposal were as follows:

	Votes	% of Outstanding Shares	% of Votes Cast

FOR	55,800,753	29.11	36.88
AGAINST	85,429,354	44.56	56.47
ABSTAIN	10,065,617	5.25	6.65
BROKER NON-VOTE	40,426,468	21.09	n/a
4.	A shareholder proposal regarding a climate change report did not pass. The vote results for this proposal were as follows:

	Votes	% of Outstanding Shares	% of Votes Cast

FOR	48,367,438	25.23	31.97
AGAINST	92,944,382	48.48	61.43
ABSTAIN	9,983,905	5.21	6.60
BROKER NON-VOTE	40,426,467	21.09	n/a
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

DOVER CORPORATION
Date: July 23, 2008	/s/ Robert G. Kuhbach
Robert G. Kuhbach, Vice President, Finance
& Chief Financial Officer

Date: July 23, 2008	/s/ Raymond T. McKay, Jr.
Raymond T. McKay, Jr., Vice President,
Controller

24 of 25

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