Form 10-Q
period 2008-09-30
DOVER CORP
filed 2008-10-22
CIK 29905

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT
PURSUANT TO SECTION 13 or 15(d) OF
THE SECURTIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐      No ☑
The number of shares outstanding of the Registrant’s common stock as of October 17, 2008 was 185,964,846.

Dover Corporation
Form 10-Q

PART I – FINANCIAL INFORMATION

Page	Item
Item 1. Financial Statements (unaudited)

1	Condensed Consolidated Statements of Operations
(For the three and nine months ended September 30, 2008 and 2007)

2	Condensed Consolidated Balance Sheets
(At September 30, 2008 and December 31, 2007)

2	Condensed Consolidated Statement of Stockholders’ Equity
(For the nine months ended September 30, 2008)

3	Condensed Consolidated Statements of Cash Flows
(For the nine months ended September 30, 2008 and 2007)

4	Notes to Condensed Consolidated Financial Statements

13	Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

23	Item 3. Quantitative and Qualitative Disclosures About Market Risk

23	Item 4. Controls and Procedures

23	Item 4T. Controls and Procedures
EX-31.1: CERTIFICATION
EX-31.2: CERTIFICATION
EX-32: CERTIFICATION
PART II – OTHER INFORMATION

Page	Item
23	Item 1. Legal Proceedings
23	Item 1A. Risk Factors
24	Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
24	Item 3. Defaults Upon Senior Securities
24	Item 4. Submission of Matters to a Vote of Security Holders
24	Item 5. Other Information
24	Item 6. Exhibits
25	Signatures
26	Exhibit Index

(All other schedules are not required and have been omitted)

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
DOVER CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited) (in thousands, except per share figures)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Revenue	$1,965,776	$1,865,106	$5,842,240	$5,433,682
Cost of goods and services	1,261,433	1,196,748	3,718,732	3,490,274

Gross profit	704,343	668,358	2,123,508	1,943,408
Selling and administrative expenses	434,992	395,651	1,325,299	1,194,392

Operating earnings	269,351	272,707	798,209	749,016
Interest expense, net	25,924	22,468	76,743	67,053
Other expense (income), net	(12,644)	2,174	(8,926)	1,752

Total interest/other expense, net	13,280	24,642	67,817	68,805

Earnings before provision for income taxes and discontinued operations	256,071	248,065	730,392	680,211
Provision for income taxes	65,736	65,938	205,216	185,593

Earnings from continuing operations	190,335	182,127	525,176	494,618
Loss from discontinued operations, net of tax	(2,685)	(7,537)	(55,072)	(18,902)

Net earnings	$187,650	$174,590	$470,104	$475,716

Basic earnings (loss) per common share:
Earnings from continuing operations	$1.02	$0.91	$2.77	$2.43
Loss from discontinued operations	(0.01)	(0.04)	(0.29)	(0.09)
Net earnings	1.01	0.87	2.48	2.34

Weighted average shares outstanding	186,488	200,850	189,326	203,235

Diluted earnings (loss) per common share:
Earnings from continuing operations	$1.01	$0.90	$2.76	$2.41
Loss from discontinued operations	(0.01)	(0.04)	(0.29)	(0.09)
Net earnings	1.00	0.86	2.47	2.32

Weighted average shares outstanding	187,706	202,469	190,531	204,915

Dividends paid per common share	$0.25	$0.20	$0.65	$0.57

The following table is a reconciliation of the share amounts used in computing earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Weighted average shares outstanding — Basic	186,488	200,850	189,326	203,235
Dilutive effect of assumed exercise of employee stock options	1,218	1,619	1,205	1,680

Weighted average shares outstanding — Diluted	187,706	202,469	190,531	204,915

Anti-dilutive shares excluded from diluted EPS computation	3,735	1,699	3,735	3,358
See Notes to Condensed Consolidated Financial Statements

1 of 26

DOVER CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	(unaudited)
	At September 30, 2008	At December 31, 2007
Current assets:
Cash and equivalents	$575,932	$606,105
Short-term investments	219,359	—
Receivables, net of allowances of $32,619 and $32,211	1,194,472	1,104,090
Inventories, net	695,922	673,944
Prepaid and other current assets	73,573	84,377
Deferred tax asset	67,595	77,477

Total current assets	2,826,853	2,545,993

Property, plant and equipment, net	896,327	892,237
Goodwill	3,320,024	3,259,729
Intangible assets, net	1,003,672	1,051,650
Other assets and deferred charges	170,136	167,404
Assets of discontinued operations	99,470	152,757

Total assets	$8,316,482	$8,069,770

Current liabilities:
Notes payable and current maturities of long-term debt	$408,074	$638,649
Accounts payable	469,767	416,215
Accrued compensation and employee benefits	291,662	307,997
Accrued insurance	109,460	117,488
Other accrued expenses	218,048	185,397
Federal and other taxes on income	40,017	28,358

Total current liabilities	1,537,028	1,694,104

Long-term debt	1,861,175	1,452,003
Deferred income taxes	310,726	317,333
Other deferrals	618,360	604,622
Liabilities of discontinued operations	75,093	55,535
Commitments and contingent liabilities
Stockholders’ equity:
Total stockholders’ equity	3,914,100	3,946,173

Total liabilities and stockholders’ equity	$8,316,482	$8,069,770

DOVER CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (unaudited) (in thousands)

			Accumulated
	Common	Additional	Other			Total
	Stock	Paid-In	Comprehensive	Retained	Treasury	Stockholders’
	$1 Par Value	Capital	Earnings	Earnings	Stock	Equity
Balance at 12/31/2007	$244,548	$353,031	$217,648	$4,870,460	$(1,739,514)	$3,946,173

Net earnings	—	—	—	470,104	—	470,104
Dividends paid	—	—	—	(122,571)	—	(122,571)
Common stock issued for options exercised	2,023	68,177	—	—	—	70,200
Tax benefit from the exercise of stock options	—	8,452	—	—	—	8,452
Stock-based compensation expense	—	21,779	—	—	—	21,779
Common stock acquired	—	—	—	—	(466,736)	(466,736)
Translation of foreign financial statements	—	—	(18,996)	—	—	(18,996)
Unrealized holding gains, net of tax	—	—	(259)	—	—	(259)
SFAS No. 158 amortization, net of tax	—	—	5,954	—	—	5,954

Balance at 9/30/2008	$246,571	$451,439	$204,347	$5,217,993	$(2,206,250)	$3,914,100

Preferred Stock, $100 par value per share. 100,000 shares authorized; none issued.
See Notes to Condensed Consolidated Financial Statements

2 of 26

DOVER CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited) (in thousands)

	Nine Months Ended September 30,
	2008	2007
Operating Activities of Continuing Operations

Net earnings	$470,104	$475,716

Adjustments to reconcile net earnings to net cash from operating activities:
Loss from discontinued operations	55,072	18,902
Depreciation and amortization	197,884	179,867
Stock-based compensation	21,882	21,131
Changes in current assets and liabilities (excluding effects of acquisitions, dispositions and foreign exchange):
Increase in accounts receivable	(81,783)	(102,115)
Decrease (increase) in inventories	(10,238)	12,308
Decrease (increase) in prepaid expenses and other assets	10,914	(2,223)
Increase in accounts payable	48,889	18,549
Increase (decrease) in accrued expenses	(290)	5,104
Increase (decrease) in accrued and deferred taxes	14,690	(39,097)
Other non-current, net	12,939	(30,800)

Net cash provided by operating activities of continuing operations	740,063	557,342

Investing Activities of Continuing Operations
Purchase of short-term investments	(219,359)	—
Proceeds from the sale of property and equipment	6,420	18,437
Additions to property, plant and equipment	(133,319)	(129,811)
Proceeds from sales of businesses	12,774	31,211
Acquisitions (net of cash and cash equivalents acquired)	(99,852)	(174,345)

Net cash used in investing activities of continuing operations	(433,336)	(254,508)

Financing Activities of Continuing Operations
Decrease (increase) in notes payable, net	(232,057)	192,451
Reduction of long-term debt	(183,463)	—
Proceeds from long-term debt	594,120	—
Purchase of treasury stock	(466,736)	(392,383)
Proceeds from exercise of stock options, including tax benefits	78,652	80,351
Dividends to stockholders	(122,571)	(115,490)

Net cash used in financing activities of continuing operations	(332,055)	(235,071)

Cash Flows From Discontinued Operations
Net cash provided by (used in) operating activities of discontinued operations	6,309	(9,541)
Net cash used in investing activities of discontinued operations	(1,254)	(3,669)

Net cash provided by (used in) discontinued operations	5,055	(13,210)

Effect of exchange rate changes on cash	(9,900)	18,699

Net increase (decrease) in cash and cash equivalents	(30,173)	73,252
Cash and cash equivalents at beginning of period	606,105	372,721

Cash and cash equivalents at end of period	$575,932	$445,973

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
2. Acquisitions
The 2008 acquisitions are wholly-owned and had an aggregate cost of $99.9 million, net of cash acquired, at the date of acquisition. The following table details acquisitions made during 2008:
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
The following table summarizes the estimated fair values of the assets and liabilities that were assumed as of the date of the 2008 acquisitions and the amounts assigned to goodwill and intangible asset classifications:

(in thousands)	2008 Acquisitions

Current assets, net of cash acquired	$19,025
PP&E	4,318
Goodwill	69,001
Intangibles	22,683

Total assets acquired	115,027

Total liabilities assumed	(15,175)

Net assets acquired	$99,852

4 of 26

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
The following unaudited pro forma information illustrates the effect on Dover’s revenue and net earnings for the three and nine months ended September 30, 2008 and 2007, assuming that the 2008 and 2007 acquisitions had all taken place on January 1, 2007:

	Three Months Ended		Nine Months Ended
(in thousands, except per share figures)	2008	2007	2008	2007
Revenue from continuing operations:
As reported	$1,965,776	$1,865,106	$5,842,240	$5,433,682
Pro forma	1,977,076	1,900,782	5,855,234	5,559,893
Net earnings from continuing operations:
As reported	$190,335	$182,127	$525,176	$494,618
Pro forma	190,926	185,935	525,611	503,602
Basic earnings per share from continuing operations:
As reported	$1.02	$0.91	$2.77	$2.43
Pro forma	1.02	0.93	2.78	2.48
Diluted earnings per share from continuing operations:
As reported	$1.01	$0.90	$2.76	$2.41
Pro forma	1.02	0.92	2.76	2.46
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
In connection with certain acquisitions, at September 30, 2008 and December 31, 2007, the Company had reserves related to severance and facility closings of $29.0 million and $26.8 million, respectively. The reserves were recorded as of the date of acquisition and in accordance with the provisions of Emerging Issues Task Force Issue No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination.” For the three and nine months ended September 30, 2008, the Company recorded reserves related to acquisitions of $5.8 million. During the nine months ended September 30, 2008, the Company recorded payments and write-downs of $3.6 million, of which $1.3 million was recorded in the third quarter.
3. Inventory
The following table displays the components of inventory:

	At September 30,	At December 31,
(in thousands)	2008	2007
Raw materials	$329,362	$314,504
Work in progress	161,859	161,750
Finished goods	260,587	249,678

Subtotal	751,808	725,932
Less LIFO reserve	55,886	51,988

Total	$695,922	$673,944

5 of 26

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
4. Property, Plant and Equipment
The following table displays the components of property, plant and equipment:

	At September 30,	At December 31,
(in thousands)	2008	2007
Land	$55,181	$54,579
Buildings and improvements	541,895	527,429
Machinery, equipment and other	1,809,007	1,777,028

	2,406,083	2,359,036
Accumulated depreciation	(1,509,756)	(1,466,799)

Total	$896,327	$892,237

5. Goodwill and Other Intangible Assets
The following table provides the changes in carrying value of goodwill by segment through the nine months ended September 30, 2008 (see Note 2 for discussion of purchase price allocations):

			Other
			adjustments,
			primarily
		2008	currency
(in thousands)	12/31/2007	acquisitions	translations		9/30/2008

Industrial Products	$905,497	$26,594	$(6,609	) (A)	$925,482
Engineered Systems	793,212	—	(225)		792,987
Fluid Management	536,163	42,407	(1,774)		576,796
Electronic Technologies	1,024,857	—	(98)		1,024,759

Total	$3,259,729	$69,001	$(8,706)		$3,320,024

(A)	$5.2 million related to the sale of a business in the Industrial Products segment.
The following table provides the gross carrying value and accumulated amortization for each major class of intangible asset:

	At September 30, 2008			At December 31, 2007
			Average
	Gross Carrying	Accumulated	Life	Gross Carrying	Accumulated
(dollar amounts in thousands)	Amount	Amortization	(Years)	Amount	Amortization
Amortized Intangible Assets:
Trademarks	$39,305	$12,902	29	$40,943	$13,684
Patents	132,981	80,055	13	131,106	74,153
Customer Intangibles	700,248	189,437	9	678,970	141,203
Unpatented Technologies	153,622	66,430	9	153,364	55,984
Non-Compete Agreements	3,488	3,408	5	4,348	4,315
Drawings & Manuals	13,670	5,198	5	13,597	4,368
Distributor Relationships	72,445	16,301	20	72,444	13,302
Other	14,520	12,988	14	18,839	8,443

Total	1,130,279	386,719	11	1,113,611	315,452

Unamortized Intangible Assets:

Trademarks	260,112			253,491

Total Intangible Assets	$1,390,391	$386,719		$1,367,102	$315,452

6 of 26

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
6. Discontinued Operations
2008
During the third quarter of 2008, the Company completed the sale of a previously discontinued business and recorded other adjustments, resulting in a net loss of approximately $0.7 million.
During the second quarter of 2008, the Company discontinued Triton in the Engineered Systems segment and reclassified Crenlo, which had been included in discontinued operations since the third quarter of 2007, into the Industrial Products segment. In the second quarter of 2008, the Company recorded a $51.1 million write-down to the carrying value of Triton to its estimated fair market value and other adjustments.
During the first quarter of 2008, the Company recorded adjustments to the carrying value of a business still held for sale and other adjustments resulting in a net after-tax loss of approximately $2.0 million.
2007
During the third quarter of 2007, the Company discontinued Graphics Microsystems and subsequently completed the sale on October 1, 2007. In addition, during the third quarter of 2007, the Company finalized the sale of two previously discontinued businesses and recorded other adjustments resulting in a net after-tax loss of $1.6 million.
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
Summarized results of the Company’s discontinued operations are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2008	2007	2008	2007
Revenue	$17,277	$34,012	$70,396	$143,389

Loss on sale, net of taxes (1)	(741)	(1,568)	$(53,713)	$(17,401)

Earnings from operations before taxes	$(2,714)	$(6,910)	(2,732)	(9,284)
Provision for income taxes related to operations	770	941	1,373	7,783

Earnings (loss) from discontinued operations, net of tax	$(2,685)	$(7,537)	$(55,072)	$(18,902)

(1)	Includes impairments.
At September 30, 2008, the assets and liabilities of discontinued operations primarily represent amounts related to the Triton businesses. Additional detail related to the assets and liabilities of the Company’s discontinued operations is as follows:

	At September 30,	At December 31,
(in thousands)	2008	2007
Assets of Discontinued Operations
Current assets	$47,046	$38,360
Non-current assets	52,424	114,397

	$99,470	$152,757

Liabilities of Discontinued Operations
Current liabilities	$18,685	$25,987
Non-current liabilities	56,408	29,548

	$75,093	$55,535

7 of 26

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
In addition to the assets and liabilities of the entities currently held for sale in discontinued operations, the assets and liabilities of discontinued operations include residual amounts related to businesses previously sold. These residual amounts include property, plant and equipment, deferred tax assets, short and long-term reserves, and contingencies.
7. Debt and Hedging Activity
Dover’s long-term debt with a book value of $1,893.7 million, of which $32.6 million matures in less than one year, had a fair value of approximately $1,787.9 million at September 30, 2008. The estimated fair value of the long-term debt is based on quoted market prices for similar issues (Level 2).
During the second quarter ended June 30, 2008, the Company repaid its $150 million 6.25% Notes due June 1, 2008. In addition, on March 14, 2008, Dover issued $350 million of 5.45% notes due 2018 and $250 million of 6.60% notes due 2038. The net proceeds of $594.1 million from the notes were used to repay borrowings under Dover’s commercial paper program, and are reflected in long-term debt in the Company’s unaudited Condensed Consolidated Balance Sheet at September 30, 2008. The notes and debentures are redeemable at the option of Dover in whole or in part at any time at a redemption price that includes a make-whole premium, with accrued interest to the redemption date.
During the first quarter of 2008, Dover entered into several interest rate swaps in anticipation of the debt financing completed on March 14, 2008 which, upon settlement, resulted in a net gain of $1.2 million which was deferred and will be amortized over the life of the related notes.
There is presently one outstanding swap agreement for a total notional amount of $50.0 million, or CHF65.1 million, which swaps the US 6-month LIBOR rate and the Swiss Franc 6-month LIBOR rate.  This agreement hedges a portion of the Company’s net investment in non-U.S. operations and the fair value outstanding at September 30, 2008 was a loss of $8.9 million which was based on quoted market prices for similar instruments (Level 2). This hedge is effective.
During the third quarter of 2008, the Company entered into a foreign currency hedge which was subsequently settled within the quarter. As a result of terminating the hedge, the Company recorded a gain of $2.4 million in the third quarter ended September 30, 2008.
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
Estimated warranty program claims are provided for at the time of sale. Amounts provided for are based on historical costs and adjusted new claims. The changes in the carrying amount of product warranties through September 30, 2008 and 2007 are as follows:

8 of 26

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

(in thousands)	2008	2007
Beginning Balance January 1	$55,437	$47,897
Provision for warranties	32,288	27,444
Increase from acquisitions	91	333
Settlements made	(28,017)	(23,461)
Other adjustments	(921)	495

Ending Balance September 30	$58,878	$52,708

From time to time, the Company will initiate various restructuring programs at its operating companies or record severance and other restructuring costs in connection with purchase accounting for acquisitions (see Note 2 for additional detail). The following table details the Company’s severance and other restructuring reserve activity:

		Other
(in thousands)	Severance	Restructuring	Total
At December 31, 2007 (A)	$5,762	$22,668	$28,430
Provision, net	3,536	9,887	13,423
Payments	(4,770)	(8,314)	(13,084)
Other, including asset impairments and acquisitions	2,894	1,409	4,303

At September 30, 2008 (B)	$7,422	$25,650	$33,072

(A)	Includes $26.8 million related to purchase accounting accruals.

(B)	Includes $29.0 million related to purchase accounting accruals.
9. Employee Benefit Plans
The following table sets forth the components of net periodic expense:

	Retirement Plan Benefits		Post Retirement Benefits
	Three Months Ended September 30,		Three Months Ended September 30,
(in thousands)	2008	2007	2008	2007
Expected return on plan assets	$(8,662)	$(7,807)	$—	$—
Benefits earned during period	5,501	5,810	64	90
Interest accrued on benefit obligation	9,759	8,673	240	274
Amortization (A):
Prior service cost	2,159	2,128	(43)	(43)
Recognized actuarial (gain) loss	1,188	2,717	(116)	(19)
Transition obligation	(18)	(39)	—	—

Net periodic expense	$9,927	$11,482	$145	$302

	Retirement Plan Benefits		Post Retirement Benefits
	Nine Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2008	2007	2008	2007
Expected return on plan assets	$(25,986)	$(23,421)	$—	$—
Benefits earned during period	16,504	17,430	209	267
Interest accrued on benefit obligation	29,277	26,019	714	828
Amortization (A):
Prior service cost	6,477	6,384	(129)	(129)
Recognized actuarial (gain) loss	3,564	8,151	(364)	(94)
Transition obligation	(53)	(117)	—	—

Net periodic expense	$29,783	$34,446	$430	$872

(A)	A portion of the current year amortization amounts are recorded as increases (decreases) to Accumulated Other Comprehensive Income totaling $2.0 million and $6.0 million, net of tax, for the three and nine month periods ended September 30, 2008.

9 of 26

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
10. Comprehensive Earnings
Comprehensive earnings were as follows:

	Three months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2008	2007	2008	2007
Net Earnings	$187,650	$174,590	$470,104	$475,716

Foreign currency translation adjustment	(95,326)	51,757	(18,996)	77,236
Unrealized holding gains (losses), net of tax	(511)	(7)	(717)	(1,214)
Derivative cash flow hedges, net of tax	(659)	(48)	458	(141)
SFAS 158 amortization, net of tax	1,966	3,201	5,954	9,587

Comprehensive Earnings	$93,120	$229,493	$456,803	$561,184

11. Segment Information
Dover has four reportable segments which are based on management’s reporting structure used to evaluate performance. Segment financial information and a reconciliation of segment results to consolidated results follows:

(in thousands)	Three months ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
REVENUE
Industrial Products	$629,611	$591,953	$1,895,391	$1,807,720
Engineered Systems	524,646	538,954	1,562,597	1,514,391
Fluid Management	451,682	374,503	1,299,611	1,096,744
Electronic Technologies	362,446	363,002	1,094,161	1,024,892
Intra — segment eliminations	(2,609)	(3,306)	(9,520)	(10,065)

Total consolidated revenue	$1,965,776	$1,865,106	$5,842,240	$5,433,682

EARNINGS FROM CONTINUING OPERATIONS
Segment Earnings:
Industrial Products	$74,690	$77,418	$241,453	$240,735
Engineered Systems	82,032	84,223	225,073	213,708
Fluid Management	102,232	79,184	285,249	226,309
Electronic Technologies	53,826	50,801	141,089	133,104

Total segments	312,780	291,626	892,864	813,856
Corporate expense / other	(30,785)	(21,093)	(85,729)	(66,592)
Net interest expense	(25,924)	(22,468)	(76,743)	(67,053)

Earnings from continuing operations before provision for income taxes and discontinued operations	256,071	248,065	730,392	680,211
Provision for taxes	65,736	65,938	205,216	185,593

Earnings from continuing operations — total consolidated	$190,335	$182,127	$525,176	$494,618

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
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FASB Statement No. 115.” This statement permits entities to choose to

10 of 26

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
measure many financial instruments and certain other items at fair value. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, including interim periods within that fiscal year. The Company did not elect the fair value option for any of its existing financial instruments as of September 30, 2008 and the Company has not determined whether or not it will elect this option for financial instruments it may acquire in the future.
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
In April 2008, the FASB issued FASB Staff Position No. 142-3 “Determination of the Useful Life of Intangible Assets” (“FSP No. 142-3”) to improve the consistency between the useful life of a recognized intangible asset (under SFAS No. 142) and the period of expected cash flows used to measure the fair value of the intangible asset (under SFAS No. 141(R)). FSP No. 142-3 amends the factors to be considered when developing renewal or extension assumptions that are used to estimate an intangible asset’s useful life under SFAS No. 142. The guidance in the new staff position is to be applied prospectively to intangible assets acquired after December 31, 2008. In addition, FSP No. 142-3 increases the disclosure requirements related to renewal or extension assumptions. The Company is currently assessing the impact of the adoption of FSP No. 142-3 on its consolidated financial statements.

11 of 26

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
13. Equity and Cash Incentive Program
In the first quarter of 2008 and 2007, the Company issued stock appreciation rights (“SARs”) covering 2,239,707 and 1,731,882 shares, respectively. For the nine months ended September 30, 2008 and 2007, after-tax stock-based compensation expense totaled $14.2 million and $13.7 million, respectively. The fair value of each grant was estimated on the dates of the grant using the Black-Scholes option pricing model.
14. Share Repurchases
During the fourth quarter of 2007, the Board of Directors approved a $500 million share repurchase program authorizing repurchases of Dover’s common shares through the end of 2008. During the nine months ended September 30, 2008, the Company repurchased 10,000,000 shares of its common stock in the open market at an average price of $46.15 per share, of which 2,375,000 shares were purchased in the third quarter of 2008 at an average price of $48.11. As of September 30, 2008, all shares authorized by the program were purchased.
15. Short-Term Investments
During the third quarter ended September 30, 2008 the Company purchased $219.4 million of bank term deposits. These investments have maturity dates that range from five to nine months and earn a weighted average interest rate of 5.14%.

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
The Company has maintained uninterrupted access to the commercial paper markets at historically competitive rates. If there were changes in the global markets or economy which were to negatively affect its access to commercial paper the Company would rely on available cash and/or the existing $1 billion credit facility which expires in 2012.
Cash and cash equivalents of $575.9 million at September 30, 2008 decreased 5% from the December 31, 2007 balance of $606.1 million. Cash and cash equivalents were invested in liquid investment grade money market instruments with a maturity of 90 days or less.
During the third quarter ended September 30, 2008 the Company purchased $219.4 million of bank term deposits. These investments have maturity dates that range from five to nine months and earn a weighted average interest rate of 5.14%.
The following table is derived from the Condensed Consolidated Statements of Cash Flows:

	Nine Months Ended September 30,
Cash Flows from Continuing Operations (in thousands)	2008	2007
Net Cash Flows Provided By (Used In):
Operating activities	$740,063	$557,342
Investing activities	(433,336)	(254,508)
Financing activities	(332,055)	(235,071)
Cash flows provided by operating activities for the first nine months of 2008 increased $182.7 million from the prior year period, primarily reflecting higher earnings from continuing operations, working capital improvements and lower tax payments.
Cash used in investing activities in the first nine months of 2008 increased $178.8 million largely due to the purchase of short-term investments, lower proceeds received from dispositions of businesses, and property and equipment, partially offset by lower acquisition spending in the current period. Proceeds from the sales of businesses in the first nine months of 2008 were $12.8 million compared to $31.2 million in the 2007 period. Acquisition spending was $99.9 million during the first nine months of 2008 compared to $174.3 million in the prior year period. Capital expenditures during the first nine months of 2008 were up slightly from 2007 levels, increasing 3% to $133.3 million as compared to $129.8 million in the prior year period reflecting increases in

13 of 26

Energy, Electronic Technologies and Mobile Equipment platforms, offset by decreases in Material Handling, Product Identification, Fluid Management and Engineered Products platforms. The Company currently anticipates that any additional acquisitions made during 2008 will be funded from available cash and internally generated funds and, if necessary, through the issuance of commercial paper, use of established lines of credit or public debt markets.
Cash used in financing activities for the first nine months of 2008 increased 41% to $332.1 million as compared to $235.1 million in the prior year period. In the current nine-month period, increased purchases of common stock on the open market and higher repayments of commercial paper and long-term debt more than offset the $594.1 million in proceeds received from the issuance of debt. During the nine months ended September 30, 2008, the Company purchased 10,000,000 shares of common stock in the open market at an average price of $46.15 of which 2,375,000 shares were purchased in the third quarter at an average price of $48.11.
“Adjusted Working Capital” (a non-GAAP measure calculated as accounts receivable, plus inventory, less accounts payable) increased from the prior year end by $58.8 million or 4% to $1,420.6 million, which reflected increases in receivables of $90.4 million and increases in inventory of $22.0 million, partially offset by an increase in payables of $53.6 million. Excluding the impact of acquisitions and foreign currency, Adjusted Working Capital would have increased by $43.1 million or 3%. “Average Annual Adjusted Working Capital” as a percentage of revenue (a non-GAAP measure calculated as the five-quarter average balance of accounts receivable, plus inventory, less accounts payable divided by the trailing twelve months of revenue) was 18.4% at September 30, 2008 compared to 18.9% at December 31, 2007 and inventory turns were 7.0 at September 30, 2008 compared to 6.7 at December 31, 2007.
In addition to measuring its cash flow generation and usage based upon the operating, investing and financing classifications included in the unaudited Condensed Consolidated Statements of Cash Flows, the Company also measures free cash flow (a non-GAAP measure). Management believes that free cash flow is an important measure of operating performance because it provides both management and investors a measurement of cash generated from operations that is available to fund acquisitions, pay dividends, repay debt and repurchase Dover’s common stock. Dover’s free cash flow for the nine months ended September 30, 2008 increased $179.2 million compared to the prior year period. The increase reflected higher earnings from continuing operations, lower tax payments and improved working capital.
The following table is a reconciliation of free cash flow with cash flows from operating activities:

	Nine Months Ended September 30,
Free Cash Flow (in thousands)	2008	2007
Cash flow provided by operating activities	$740,063	$557,342
Less: Capital expenditures	133,319	129,811

Free cash flow	$606,744	$427,531

Free cash flow as a percentage of revenue	10.4%	7.9%

14 of 26

The Company utilizes total debt and net debt to total capitalization calculations to assess its overall financial leverage and capacity and believes the calculations are useful to investors for the same reason. The following table provides a reconciliation of total debt and net debt to total capitalization to the most directly comparable GAAP measures:

	At September 30,	At December 31,
Net Debt to Total Capitalization Ratio (in thousands)	2008	2007

Current maturities of long-term debt	$32,574	$33,175
Commercial paper and other short-term debt	375,500	605,474
Long-term debt	1,861,175	1,452,003

Total debt	2,269,249	2,090,652
Less: Cash, cash equivalents and short-term investments	795,291	606,105

Net debt	1,473,958	1,484,547

Add: Stockholders’ equity	3,914,100	3,946,173

Total capitalization	$5,388,058	$5,430,720

Net debt to total capitalization	27.4%	27.3%

The total debt level of $2,269.2 million at September 30, 2008 increased $178.6 million from December 31, 2007 due to higher long-term debt, partially offset by a decrease in commercial paper. The net debt decrease was due to higher cash, cash equivalents and short-term investments in the 2008 period due to the net cash generated from operations during the first nine months of 2008, partially offset by a higher total debt level. The increase in debt was used to fund acquisitions and share repurchases in excess of the Company’s available free cash flow.
Dover’s long-term debt with a book value of $1,893.7 million, of which $32.6 million matures in less than one year, had a fair value of approximately $1,787.9 million at September 30, 2008. The estimated fair value of the long-term debt is based on quoted market prices for similar issues (Level 2).
During the second quarter ended June 30, 2008, the Company repaid its $150 million 6.25% Notes due June 1, 2008. In addition, on March 14, 2008, Dover issued $350 million of 5.45% notes due 2018 and $250 million of 6.60% notes due 2038. The net proceeds of $594.1 million from the notes were used to repay borrowings under Dover’s commercial paper program. The Notes are reflected in long-term debt in the Company’s Unaudited Condensed Consolidated Balance Sheet at September 30, 2008. The notes are redeemable at the option of Dover in whole or in part at any time at a redemption price that includes a make-whole premium, with accrued interest to the redemption date.
During the first quarter of 2008, Dover entered into several interest rate swaps in anticipation of the debt financing completed on March 14, 2008 which, upon settlement, resulted in a gain of $1.2 million which was deferred and will be amortized over the life of the related notes.
There is presently one outstanding swap agreement for a total notional amount of $50.0 million, or CHF65.1 million, which swaps the US 6-month LIBOR rate and the Swiss Franc 6-month LIBOR rate.  This agreement hedges a portion of the Company’s net investment in non-U.S. operations and the fair value outstanding at September 30, 2008 was a loss of $8.9 million which was based on quoted market prices for similar instruments (Level 2). This hedge is effective.
During the third quarter of 2008, the Company entered into a foreign currency hedge which was subsequently settled within the quarter. As a result of terminating the hedge, the Company recorded a gain of $2.4 million in the third quarter ended September 30, 2008.
Severance and Other Restructuring Reserves
From time to time, the Company will initiate various restructuring programs at its operating companies or record severance and other restructuring costs in connection with purchase accounting for acquisitions. At September 30, 2008 and December 31, 2007, the Company had reserves related to severance and other restructuring activities of $33.1 million and $28.4 million, respectively. During the first nine months of 2008, the Company recorded $13.4 million in additional charges and $5.8 million in additional reserves related to acquisitions, partially offset by asset impairments of $1.5 million and payments of $13.0 million.

15 of 26

(2)  RESULTS OF OPERATIONS:
CONSOLIDATED RESULTS OF OPERATIONS
Revenue for the third quarter of 2008 increased 5% to $1,965.8 million from the comparable 2007 period, led by the results of the Fluid Management and Industrial Products segments. Overall, for the quarter, Dover achieved organic revenue growth of 3%, net acquisition growth of 1% with the remainder from the impact of foreign exchange. Gross profit increased 5% to $704.3 million from the prior year quarter while the gross profit margin was 35.8% in the current and prior year quarters.
Revenue for the first nine months of 2008 increased 8% to $5,842.2 million from the comparable 2007 period, led by Fluid Management, along with increases at all other segments. Gross profit increased 9% to $2,123.5 million from the prior year period while the gross profit margin increased 50 basis points to 36.3%.
Selling and administrative expenses of $435.0 million for the third quarter of 2008 increased by $39.3 million over the comparable 2007 period, primarily due to increased revenue activity and increased professional fees and restructuring charges, partially offset by synergy savings. Selling and administrative expenses as a percentage of revenue increased to 22.1% from 21.2% in the comparable 2007 period.
Selling and administrative expenses of $1,325.3 million for the first nine months of 2008 increased $130.9 million over the comparable 2007 period, mainly due to the same factors that impacted the quarter. Selling and administrative expenses as a percentage of revenue increased to 22.7% from 22.0% in the comparable 2007 period.
Interest expense, net for the third quarter and first nine months of 2008 increased by $3.5 million and $9.7 million, respectively, compared to the same quarter and first nine months last year primarily due to higher average outstanding commercial paper balances as well as higher long-term debt levels in the current periods.
Other expense (income), net, for the three and nine months ended September 30, 2008 and 2007 primarily related to the effects of foreign exchange fluctuations on assets and liabilities denominated in currencies other than the Company’s functional currency and other miscellaneous non-operational items.
The effective tax rate for continuing operations for the three months ended September 30, 2008 was 25.7%, compared to the prior year rate of 26.6%. The 2008 rate was favorably impacted by benefits recognized for tax positions that were effectively settled, while the 2007 rate was favorably impacted by a reduction in the statutory tax rate in Germany. In addition, the third quarter of 2008 had more non-U.S. earnings in low-taxed overseas jurisdictions when compared to the prior year quarter.
The effective tax rate for continuing operations for the nine months ended September 30, 2008 was 28.1%, compared to the prior year rate of 27.3%. The rates were mainly a result of the same factors that impacted the quarter periods. In addition, the 2007 period was impacted by greater benefits recognized for tax positions that were effectively settled.
Earnings from continuing operations for the quarter increased 5% to $190.3 million or $1.01 diluted EPS (“EPS”) compared to $182.1 million or $0.90 EPS in the prior year third quarter. The increase was primarily a result of improvements at Fluid Management partially offset by higher corporate related professional fees, management transition costs, and higher net interest expense, with EPS also benefiting from share repurchases. Earnings from continuing operations for the nine months ended September 30, 2008 increased 6% to $525.2 million or $2.76 EPS compared to $494.6 million or $2.41 EPS in the prior year period.
Loss from discontinued operations for the third quarter of 2008 was $2.7 million, or $0.01 EPS, compared to a loss of $7.5 million or $0.04 EPS in the comparable 2007 quarter. The 2008 loss primarily represents losses from discontinued operations, while the 2007 loss included amounts related to the sale of previously discontinued businesses and other adjustments to the carrying value of previously discontinued businesses.

16 of 26

Loss from discontinued operations for the nine months ended September 30, 2008 was $55.1 million or $0.29 EPS compared to a loss of $18.9 million or $0.09 EPS in the comparable 2007 period. The 2008 loss from discontinued operations includes a $51.1 million write-down to the carrying value of Triton, which was discontinued from the Engineered Systems segment during the second quarter of 2008, to its estimated fair market value, the results of operations and other adjustments. The 2007 amount included losses from the sales of previously discontinued business operations and other adjustments.
SEGMENT RESULTS OF OPERATIONS
Industrial Products

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2008	2007	% Change	2008	2007	% Change

Revenue
Material Handling	$286,568	$276,236	4%	$880,764	$869,290	1%
Mobile Equipment	343,261	315,920	9%	1,015,212	939,072	8%
Eliminations	(218)	(203)		(585)	(642)

	$629,611	$591,953	6%	$1,895,391	$1,807,720	5%

Segment earnings	$74,690	$77,418	-4%	$241,453	$240,735	0%
Operating margin	11.9%	13.1%		12.7%	13.3%

Acquisition related depreciation and amortization expense*	$7,805	$7,213	8%	$25,090	$20,651	21%

Bookings
Material Handling	$292,436	$272,405	7%	$901,913	$863,330	4%
Mobile Equipment	295,240	298,016	-1%	973,623	1,025,983	-5%
Eliminations	(193)	(324)		(874)	(1,207)

	$587,483	$570,097	3%	$1,874,662	$1,888,106	-1%

Backlog
Material Handling				$240,009	$237,468	1%
Mobile Equipment				498,908	529,423	-6%
Eliminations				(161)	(275)

				$738,756	$766,616	-4%

*	Represents the pre-tax impact on earnings from the depreciation and amortization of acquisition accounting write-ups to reflect the fair value of inventory, property, plant and equipment, and intangible assets.
Industrial Products increase in revenue over the prior year third quarter was primarily due to strength in the military and solid waste management markets as well as the impact of the December 2007 acquisition of Industrial Motion Control LLC (“IMC”) and the March 2008 acquisition of Lantec Winch and Gear Inc. (“Lantec”). The segment’s 6% revenue growth reflected organic revenue growth of 6% and acquisition growth of 3%, partially offset by 3% related to the sale of a line of business. Earnings declined 4% when compared to the prior year quarter substantially due to weakness in construction and the North America auto service market and restructuring costs.

17 of 26

Material Handling revenue increased 4% while earnings decreased 4%, when compared to the prior year third quarter. The improved revenue was impacted by the IMC and Lantec acquisitions. Overall, the platform continued to experience weakness in the construction and North American automotive service markets as well as in the industrial automation business. In addition, the platform incurred additional expenses in the quarter related to its ongoing cost reduction activities.
Mobile Equipment revenue and earnings increased 9% and 2%, respectively, over the prior year third quarter. The revenue increase was primarily due to core business growth as the platform continued to experience strength in the aerospace, military and solid waste management markets. These improvements were partially offset by softness in the automotive service businesses. Earnings in the platform increased in the quarter due to the higher volume partially offset by steel prices and softness in the automotive service businesses.
For the nine months ended September 30, 2008, revenue increased 5% while earnings were flat. Mobile Equipment had revenue and earnings increases of 8% and 4%, respectively, while Material Handling had revenue and earnings increases of 1%.
Engineered Systems

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2008	2007	% Change	2008	2007	% Change

Revenue
Engineered Products	$289,778	$311,337	-7%	$846,953	$855,796	-1%
Product Identification	234,868	227,617	3%	715,644	658,595	9%

	$524,646	$538,954	-3%	$1,562,597	$1,514,391	3%

Segment earnings	$82,032	$84,223	-3%	$225,073	$213,708	5%
Operating margin	15.6%	15.6%		14.4%	14.1%

Acquisition related depreciation and amortization expense*	$6,103	$5,755	6%	$18,328	$22,821	-20%

Bookings
Engineered Products	$260,227	$272,229	-4%	$824,157	$888,505	-7%
Product Identification	233,196	231,166	1%	723,281	665,873	9%

	$493,423	$503,395	-2%	$1,547,438	$1,554,378	0%

Backlog
Engineered Products				$205,127	$282,728	-27%
Product Identification				76,247	68,682	11%

				$281,374	$351,410	-20%

*	Represents the pre-tax impact on earnings from the depreciation and amortization of acquisition accounting write-ups to reflect the fair value of inventory, property, plant and equipment, and intangible assets.
Engineered Systems decreases in both revenue and earnings over the prior year third quarter of 3% were primarily driven by the Engineered Products platform. Overall, the segment had a 6% decline in revenue from its core businesses which was partially offset by the favorable impact of currency rates of 3%.
Engineered Products revenue and earnings decreased 7% and 8%, respectively, over the prior year third quarter due to weaker sales of retail food equipment and softness in the beverage can equipment business. Partially offsetting these declines were the results of the heat exchanger and foodservice businesses. In addition to the reduction in overall sales volume during the quarter, the platform’s earnings were negatively impacted by higher commodity costs as well as unfavorable product mix in the refrigeration systems and can equipment business.

18 of 26

Product Identification platform revenue increased 3% and earnings decreased 2% over the prior year third quarter. The revenue growth was primarily due to the favorable impact of foreign exchange as the core businesses in the platform experienced lower volume. Earnings were impacted by integration costs related to the MARKEM-Imaje merger.
For the nine months ended September 30, 2008, the increases in Engineered Systems revenue and earnings were primarily driven by the Product Identification platform which had revenue and earnings increases of 9% and 12%, respectively. Engineered Products revenue declined by 1% and earnings decreased by 7% when compared to the same period last year.
Fluid Management

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2008	2007	% Change	2008	2007	% Change

Revenue
Energy	$249,656	$197,759	26%	$699,120	$575,816	21%
Fluid Solutions	202,054	176,756	14%	600,589	521,004	15%
Eliminations	(28)	(12)		(98)	(76)

	$451,682	$374,503	21%	$1,299,611	$1,096,744	18%

Segment earnings	$102,232	$79,184	29%	$285,249	$226,309	26%
Operating margin	22.6%	21.1%		21.9%	20.6%

Acquisition related depreciation and amortization expense*	$5,422	$3,796	43%	$14,943	$11,408	31%

Bookings
Energy	$268,390	$194,733	38%	$754,587	$582,245	30%
Fluid Solutions	195,253	177,021	10%	610,008	529,929	15%
Eliminations	(31)	(12)		(87)	(43)

	$463,612	$371,742	25%	$1,364,508	$1,112,131	23%

Backlog
Energy				$133,713	$87,105	54%
Fluid Solutions				82,998	73,007	14%
Eliminations				(3)	—

				$216,708	$160,112	35%

*	Represents the pre-tax impact on earnings from the depreciation and amortization of acquisition accounting write-ups to reflect the fair value of inventory, property, plant and equipment, and intangible assets.
Fluid Management revenue and earnings increased 21% and 29%, respectively, over the third quarter of 2007 due to the continued strength of the markets served by both platforms within the segment. Overall, the segment had organic revenue growth of 16%, acquisition growth of 4%, with the remainder due to the favorable impact of foreign exchange.
The Energy platform’s revenue increased 26% while its earnings improved 38% due to continued strength in the oil and gas markets as well as high demand for power generation. Earnings and margin growth was a result of sales volume, product mix and operational improvements.

19 of 26

Overall, the platform’s positive results continued to drive a strong backlog which increased 54% when compared to the prior year quarter.
The Fluid Solutions platform revenue increased 14% and earnings improved 20% due to acquisitions in, and demand for products within, the pump solutions group as well as the other core products. In general, demand remained strong for fuel dispensing systems, pumps and connectors. Earnings and margins improved due to a favorable business mix and continued cost containment efforts.
For the nine months ended September 30, 2008, the increase in Fluid Management revenue and earnings was led by the Energy platform, which had increases of 21% and 27%, respectively. Fluid Solutions revenue and earnings increased 15% and 27%, respectively.
Electronic Technologies

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2008	2007	% Change	2008	2007	% Change

Revenue	$362,446	$363,002	0%	$1,094,161	$1,024,892	7%
Segment earnings	$53,826	$50,801	6%	$141,089	$133,104	6%
Operating margin	14.9%	14.0%		12.9%	13.0%

Acquisition related depreciation and amortization expense*	$9,304	$9,957	-7%	$27,622	$29,032	-5%

Bookings	$363,535	$381,804	-5%	$1,108,662	$1,048,502	6%
Backlog				$248,725	$266,474	-7%

*	Represents the pre-tax impact on earnings from the depreciation and amortization of acquisition accounting write-ups to reflect the fair value of inventory, property, plant and equipment, and intangible assets.
Electronic Technologies revenues were flat when compared to the prior year quarter while earnings increased 6%. Revenue increases in the micro-acoustic component businesses, were more than offset by a softening in the test equipment businesses resulting in a 3% decline in revenue excluding favorable foreign exchange rates. The earnings benefited from cost savings and restructuring activities that were implemented in the first quarter of 2008, in addition to operating leverage in the test handler sector of the test equipment companies, partially offset by weakness in electronic assembly and telecom markets.
For the nine months ended September 30, 2008, revenue increased 7%, while earnings increased 6%. The negative leverage was attributable to the restructuring costs taken in the first quarter of 2008, being substantially offset by savings since the first quarter of 2008.
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

20 of 26

accounting assumptions conform to GAAP and are consistently applied. Valuations based on estimates are reviewed for reasonableness on a consistent basis throughout the Company.
Recent Accounting Standards
See “Note 12 – Recent Accounting Standards” in the Notes to the Condensed Consolidated Financial Statements

21 of 26

Special Notes Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q, especially “Management’s Discussion and Analysis,” and other written and oral statements the Company makes from time to time contains “forward-looking” statements within the meaning of the Securities Act of 1933, as amended, the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. Such statements relate to, among other things, revenue, earnings, cash flows, changes in operations, operating improvements, industries in which Dover companies operate and the U.S. and global economies. Statements in this 10-Q that are not historical are hereby identified as “forward-looking statements” and may be indicated by words or phrases such as “anticipates,” “supports,” “plans,” “projects,” “expects,” “believes,” “should,” “would,” “could,” “hope,” “forecast,” “management is of the opinion,” use of the future tense and similar words or phrases. Forward-looking statements are subject to inherent uncertainties and risks, including among others: general industry and market conditions and growth rates, and general domestic and international economic conditions including interest rate and currency exchange rate fluctuations; global credit market challenges; increasing price and product/service competition by international and domestic competitors including new entrants; the impact of technological developments and changes on Dover companies, particularly companies in the Electronic Technologies segment; the ability to continue to introduce competitive new products and services on a timely, cost-effective basis; changes in the cost or availability of energy or raw materials; changes in customer demand; the extent to which Dover companies are successful in expanding into new geographic markets, particularly outside of North America; the relative mix of products and services which impacts margins and operating efficiencies; short-term capacity restraints; the achievement of lower costs and expenses; domestic and foreign governmental and public policy changes including environmental regulations and tax policies (including domestic and international export subsidy programs, R&E credits and other similar programs); unforeseen developments in contingencies such as litigation; protection and validity of patent and other intellectual property rights; the success of the Company’s acquisition program; the cyclical nature of some of Dover’s companies; the impact of natural disasters, such as hurricanes, and their effect on global energy markets; domestic housing industry weakness; and continued events in the Middle East and possible future terrorist threats and their effect on the worldwide economy. In light of these risks and uncertainties, actual events and results may vary significantly from those included in or contemplated or implied by such statements. Readers are cautioned not to place undue reliance on such forward-looking statements. These forward-looking statements speak only as of the date made. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.
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

22 of 26

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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There has been no significant change in the Company’s exposure to market risk during the first nine months of 2008. For a discussion of the Company’s exposure to market risk, refer to Item 7A, Quantitative and Qualitative Disclosures about Market Risk, contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.
Item 4. Controls and Procedures
At the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2008.
During the third quarter of 2008, there were no changes in the Company’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. In making its assessment of changes in internal control over financial reporting as of September 30, 2008, management has excluded those companies acquired in purchase business combinations during the twelve months ended September 30, 2008. The Company is currently assessing the control environments of these acquisitions. These companies are wholly-owned by the Company and their total revenue for the three and nine month periods ended September 30, 2008 represents approximately 2.1% and 2.1%, respectively, of the Company’s consolidated revenue for the same periods. Their assets represent approximately 3.4% of the Company’s consolidated assets at September 30, 2008.
Item 4T. Controls and Procedures
Not applicable.
PART II – OTHER INFORMATION
Item 1. Legal Proceedings
See Part I, Notes to Condensed Consolidated Financial Statements, Note 8.
Item 1A. Risk Factors
There have been no material changes with respect to risk factors as previously disclosed in Dover’s Annual Report on Form 10-K for its fiscal year ended December 31, 2007.

23 of 26

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a)	Not applicable.

(b)	Not applicable.

(c)	The table below presents shares of the Company’s stock which were acquired by the Company during the quarter:

				Maximum Number (or
			Total Number of	Approximate Dollar
			Shares Purchased	Amount in Millions) of
	Total Number of		as Part of Publicly	Shares that May Yet Be
	Shares	Average Price	Announced Plans	Purchased under the
Period	Purchased	Paid per Share	or Programs	Plans or Programs
July 1 to July 31	1,250,961 (1)	$47.15	1,250,000	$55.3
August 1 to August 31	1,125,860 (1)	49.18	1,125,000	0.0
September 1 to September 30	—	—	—	0.0

For the Third Quarter 2008	2,376,821	48.11	2,375,000	0.0

(1)	961 and 860 of these shares were acquired by the Company in July and August, respectively, from the holders of its employee stock options when they tendered shares as full or partial payment of the exercise price of such options. These shares are applied against the exercise price at the market price on the date of exercise. The remainder of the shares were purchased in open-market transactions.
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

DOVER CORPORATION
Date: October 22, 2008	/s/ Robert G. Kuhbach
Robert G. Kuhbach, Vice President, Finance &
Chief Financial Officer

Date: October 22, 2008	/s/ Raymond T. McKay, Jr.
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