Form 10-K
period 2008-12-31
DOVER CORP
filed 2009-02-20
CIK 29905

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For fiscal year ended December 31, 2008

Commission File No. 1-4018

Dover Corporation
(Exact name of Registrant as specified in its charter)

Delaware (State of Incorporation)	53-0257888 (I.R.S. Employer Identification No.)

280 Park Avenue New York, N.Y. 10017
(Address of principal executive offices)

Telephone: (212) 922-1640

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

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of the close of business June 30, 2008 was $9,034,170,540. The registrant’s closing price as reported on the New York Stock Exchange-Composite Transactions for June 30, 2008 was $48.37 per share. The number of outstanding shares of the registrant’s common stock as of February 12, 2009 was 186,013,754.

Documents Incorporated by Reference: Part III — Certain Portions of the Proxy Statement for Annual Meeting of Shareholders to be Held on May 7, 2009 (the “2009 Proxy Statement”).

Special Notes Regarding Forward-Looking Statements

This Annual Report on Form 10-K, especially “Management’s Discussion and Analysis”, contains “forward-looking” statements within the meaning of the Securities Act of 1933, as amended, the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. Such statements relate to, among other things, income, earnings, cash flows, changes in operations, operating improvements, industries in which Dover companies operate and the U.S. and global economies. Statements in this 10-K that are not historical are hereby identified as “forward-looking statements” and may be indicated by words or phrases such as “anticipates,” “supports,” “plans,” “projects,” “expects,” “believes,” “should,” “would,” “could,” “hope,” “forecast,” “management is of the opinion,” use of the future tense and similar words or phrases. Forward-looking statements are subject to inherent risks and uncertainties that could cause actual results to differ from current expectations including, but not limited to: current economic conditions and uncertainties in the credit and capital markets; the Company’s ability to achieve expected savings from integration, synergy and other cost-control initiatives; the ability to identify and successfully consummate value-adding acquisition opportunities; increased competition and pricing pressures in the markets served by Dover’s operating companies; the ability of Dover’s companies to expand into new geographic markets and to anticipate and meet customer demands for new products and product enhancements; increases in the cost of raw materials; changes in customer demand; political events that could impact the worldwide economy; the impact of natural disasters and their effect on global energy markets; a downgrade in Dover’s credit ratings; international economic conditions including interest rate and currency exchange rate fluctuations; the relative mix of products and services which impacts margins and operating efficiencies; short-term capacity constraints; domestic and foreign governmental and public policy changes including environmental regulations and tax policies (including domestic and international export subsidy programs, R&E credits and other similar programs); unforeseen developments in contingencies such as litigation; protection and validity of patent and other intellectual property rights; the cyclical nature of some of Dover’s companies; domestic housing industry weakness; and continued events in the Middle East and possible future terrorist threats and their effect on the worldwide economy. Readers are cautioned not to place undue reliance on such forward-looking statements. These forward-looking statements speak only as of the date made. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

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

Operating Structure

The Company reports its results in four business segments — Industrial Products, Engineered Systems, Fluid Management and Electronic Technologies. Dover discusses its operations at the platform level within the Industrial Products, Engineered Systems, and Fluid Management segments, each of which contains two platforms. Electronic Technologies’ results are discussed at the segment level. Dover companies within its business segments and platforms design, manufacture, assemble and/or service the following:

•	Material handling equipment such as industrial and recreational winches, utility, construction and demolition machinery attachments, hydraulic parts, industrial automation tools, four-wheel-drive (“4WD”) and all-wheel drive (“AWD”) power train systems, accessories for off-road vehicles and operator cabs and rollover structures.

•	Mobile equipment related products primarily refuse truck bodies, tank trailers, compactors, balers, vehicle service lifts, car wash systems, internal engine components, fluid control assemblies and various aerospace components.

•	Engineered products such as refrigeration systems, refrigeration display cases, walk-in coolers, foodservice equipment, commercial kitchen air and ventilation systems, heat transfer equipment, and food and beverage packaging machines.

•	Product identification related products such as industrial marking and coding systems used to code information (i.e. dates and serial numbers) on consumer products, printing products for cartons used in warehouse logistics operations, bar code printers and portable printers.

•	Energy market production and distribution products such as sucker rods, drill bit inserts for oil and gas exploration, gas well production control devices, control valves, piston and seal rings, control instrumentation, remote data collection and transfer devices, and components for compressors, turbo machinery, motors and generators.

•	Fluid solution products including nozzles, swivels and breakaways used to deliver various types of fuel, suction system equipment, unattended fuel management systems, integrated tank monitoring, pumps used in fluid transfer applications, quick disconnect couplings used in a wide variety of biomedical and commercial applications, and chemical proportioning and dispensing systems.

•	Electronic technology equipment and devices/components such as advanced micro-component products for the hearing aid and consumer electronics industries, high frequency capacitors, microwave electro-magnetic switches, radio frequency and microwave filters, electromagnetic products, frequency control/select components and sophisticated automated assembly and testing equipment.

Business Strategy

The Company operates with certain fundamental business strategies. First, it seeks to acquire and own businesses that manufacture proprietary engineered industrial products and are leaders in four broad markets: Industrial Products, Engineered Systems, Fluid Management and Electronic Technologies. To ensure success, Dover companies place strong emphasis on new product development to better serve customers and expand into new product and geographic markets. Second, the Company’s businesses are committed to operational excellence, and to being market leaders as measured by market share, customer service, innovation, profitability and return on invested capital. Third, the Company is committed to an operating culture with high ethical standards, trust, respect and open communication, to allow individual growth and operational effectiveness. Fourth, the Company seeks to utilize its strong free cash flow in a balanced manner to grow its businesses and to increase shareholder value.

Management Philosophy

The Company’s operating structure of four defined industry segments and six core business platforms drives focused acquisition activity, accelerates opportunities to identify and capture operating synergies, including global sourcing and supply chain integration, and advances the development of Dover’s executive talent. The presidents of Dover’s operating companies and groups have responsibility for their businesses’ performance as they are able to serve customers by focusing closely on their products and markets, and by reacting quickly to customer needs. The Company’s platform, segment and executive management sets strategic direction and initiatives, provides oversight, allocates and manages capital, is responsible for major acquisitions and provides other services.

Portfolio Development

Acquisitions

Dover’s acquisition program has two elements. First, it seeks to acquire value creating add-on businesses that broaden its existing companies and their global reach, manufacture innovative components and equipment, specialty systems and/or support services, and sell to industrial or commercial users. Second, it will strategically pursue larger, stand-alone businesses that have the potential to either complement its existing companies or allow Dover to pursue a new platform. During the period from 2006 through 2008, the Company purchased 18 businesses with an aggregate cost of $1,494.2 million.

In 2008, the Company acquired four businesses, all of which were add-on businesses, for an aggregate cost of $103.8 million. In 2007, the Company acquired seven businesses, all of which were add-on businesses, for an aggregate cost of $273.6 million. In 2006, Dover acquired seven companies (five add-ons) for an aggregate cost of $1,116.8 million, the highest annual acquisition investment level in its history.

For more details regarding acquisitions completed over the past two years, see Note 3 to the Consolidated Financial Statements in Item 8. The Company’s future growth depends in large part on finding and acquiring successful businesses, as a substantial number of the Company’s current businesses operate in relatively mature markets. While the Company expects to generate annual organic growth of 5 — 7% over a business cycle, sustained organic growth at these levels for individual businesses is difficult to achieve consistently each year.

Divestitures

While the Company generally expects to hold businesses that it buys, it continually reviews its portfolio to verify that those businesses continue to be essential contributors to Dover’s long-term growth strategy. In addition, occasionally Dover might make an opportunistic sale of one of its companies based on specific market conditions and strategic considerations. During the past three years (2006 — 2008), the Company decided to reduce its exposure to companies that provide capital equipment, particularly electronic assembly equipment, as well as small, lower margin operations, and, accordingly, it discontinued 18 operations and sold 17 operations for an aggregate consideration of approximately $629.6 million, of which $445.9 million was in 2006. For more details, see the “Discontinued Operations” discussion below and Note 8 to the Consolidated Financial Statements in Item 8.

Reportable Segments

Below is a description of Dover’s reportable segments and related platforms. For additional financial information about Dover’s reportable segments, see Note 14 to the Consolidated Financial Statements in Item 8 of this Form 10-K.

Industrial Products

The Industrial Products segment provides Material Handling products and services that improve its customers’ productivity as well as products used in various Mobile Equipment applications primarily in the transportation equipment, vehicle service and solid waste management markets. The segment manages and sells its products and services through two business platforms described below.

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

The Material Handling platform companies in the infrastructure market sell to broad segments of the construction, utility, demolition, recycling, scrap processing, material handling, forestry, energy, military, marine, towing/recovery, refuse and automotive OEM markets. Major products include mobile shears, concrete demolition tools, buckets, backhoes, trenchers, augers, worm gear and planetary winches, and hydraulic lift and electronic control/monitoring systems for mobile and structural cranes, 4WD and AWD power train systems, accessories for off-road vehicles and operator cabs and rollover structures. These products are sold to OEMs and extensive dealer networks primarily in North America. Components systems and services are also provided for aerospace, military vehicles, and marine applications.

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

Mobile Equipment

The Mobile Equipment platform serves three primary markets — transportation equipment, solid waste management and vehicle service. The companies in this platform manufacture tank trailers, specialty trailers, refuse collection bodies (garbage trucks), container lifts, on-site waste management and recycling systems, vehicle service lifts, touch-free and friction vehicle wash systems, vehicle collision measuring and repair systems, aerospace and submarine related fluid control assemblies, high strength fasteners and bearings, internal jet engine components and accessories, precision components for commercial and military aerospace equipment and sophisticated control valves for submarines. The businesses also provide components for off-road sports vehicles and high performance autos. The platform has manufacturing operations in North and South America, Asia and Europe.

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

The businesses in the vehicle service market provide a wide range of products and services that are utilized in vehicle services, maintenance, repair and modification. Vehicle lifts and collision equipment are sold through equipment distributors and directly to a wide variety of markets, including independent service and repair shops, collision repair shops, national chains and franchised service facilities, new vehicle dealers, and governments. Car wash systems, both “touch-free” and “friction”, are sold primarily in the U.S. and Canada to major oil companies, convenience store chains and individual investors. These products are sold through a distribution network that installs the equipment and provides after sale service and support. High performance internal combustion engine components, including pistons, connecting rods, crankshafts and accessories, are designed to meet customer specifications for the racing and enthusiast markets in both the motor sports and automotive market segments. These products are sold directly and through distribution networks on a global basis.

Engineered Systems

The Engineered Systems segment provides products and services for the refrigeration, storage, packaging and preparation of food products, as well as industrial marking and coding systems for various markets. The segment serves its markets by managing these products and services through two business platforms which are described below.

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

Engineered Products

The Engineered Products platform manufactures refrigeration systems, refrigeration display cases, walk-in coolers and freezers, electrical distribution products and engineering services, commercial foodservice equipment, cook-chill production systems, custom food storage and preparation products, kitchen ventilation systems, conveyer systems, beverage can-making machinery, and packaging machines used for meat, poultry and other food products. In addition, the platform manufactures copper-brazed compact heat exchangers, and designs software for heating and cooling substations. The platform’s manufacturing facilities and distributing operations are in North America and Europe with additional distribution facilities in South America and Asia.

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

Energy

The Energy platform serves the oil, gas and power generation industries. Its products promote the efficient and cost-effective extraction, storage and movement of oil and gas products, or constitute critical components for power generation equipment. Major products manufactured by companies within this platform include polycrystalline diamond cutters (PDCs) used in drill bits for oil and gas wells; steel sucker rods, plunger lifts, and accessories used in artificial lift applications in oil and gas production; pressure, temperature and flow monitoring equipment used in oil and gas exploration and production applications; and control valves and instrumentation for oil and gas production. In addition, these companies manufacture various compressor parts that are used in the natural gas production, distribution and oil refining markets, as well as bearings and remote condition monitoring systems that are used for rotating machinery applications such as turbo machinery, motors, generators and compressors used in energy, utility, marine and other industries. Sales are made directly to customers and through various distribution channels. Sales are predominantly in North America with international sales directed largely to Europe and South America.

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

Vehicle fuel dispensing products include conventional, vapor recovery, and clean energy (LPG, CNG, and Hydrogen) nozzles, swivels and breakaways, as well as tank pressure management systems. Products manufactured for the transportation, storage and processing of hazardous liquid and dry-bulk commodities include relief valves, loading/unloading angle valves, rupture disc devices, actuator systems, level measurement gauges, swivel joints, butterfly valves, lined ball valves, aeration systems, industrial access ports, manholes, hatches, collars, weld rings and fill covers.

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

The micro-acoustic components manufactured include audio communications components, primarily miniaturized microphones, receivers and electromechanical components for use in hearing aids as well as high performance transducers for use in pro-audio devices, high-end headsets, medical devices and military headsets. The platform also designs, manufactures and assembles microphones for use in the personal mobile device and communications markets, including mobile phones, PDAs, Bluetooth® headsets and laptop computers.

The specialty electronic components include frequency control/select components and modules employing quartz technologies, microwave electro-mechanical switches, radio frequency and microwave filters, integrated assemblies, multi-layer ceramic capacitors and high frequency capacitors. These components are sold to communication, medical, defense, aerospace and automotive manufacturers worldwide.

Discontinued Operations

Companies that are considered discontinued operations in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” are presented separately in the consolidated statements of operations, balance sheets and cash flows and are not included in continuing operations. Earnings from discontinued operations include charges, when necessary, to reduce these businesses to estimated fair value less costs to sell. Fair value is determined by either using directly observable inputs, such as a negotiated selling price or other valuation techniques that use market assumptions that are reasonable and supportable. All interim and full year reporting periods presented reflect the continuing operations on a comparable basis. Please refer to Note 8 to the Consolidated Financial Statements in Item 8 of this Form 10-K for additional information on discontinued operations.

Raw Materials

Dover’s operating companies use a wide variety of raw materials, primarily metals and semi-processed or finished components, which are generally available from a number of sources. As a result, shortages or the loss of any single supplier have not had, and are not likely to have, a material impact on operating profits. While generally available, commodity pricing, until recently, has trended upward over the past few years, particularly for various grades of steel, copper, aluminum and select other commodities, the Company has generally kept pace, or exceeded raw material cost increases, using effective pricing strategies. Over the second half of 2008, the Company has experienced, in general, decreases in commodity prices.

Research and Development

Dover’s operating companies are encouraged to develop new products as well as to upgrade and improve existing products to satisfy customer needs, expand revenue opportunities domestically and internationally, maintain or extend competitive advantages, improve product reliability and reduce production costs. During 2008, $189.2 million of expense was incurred for research and development, including qualified engineering costs, compared with $193.2 million and $168.9 million in 2007 and 2006, respectively.

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

Customers

Dover’s companies serve thousands of customers, no one of which accounted for more than 10% of the Company’s consolidated revenue in 2008. Within each of the four segments, no customer accounted for more than 10% of that segment’s revenue in 2008.

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

Backlog

Backlog generally is not a significant long-term success factor in most of Dover’s businesses, as most of the products of Dover companies have relatively short order-to-delivery periods. It is more relevant to those businesses that produce larger and more sophisticated machines or have long-term government contracts, primarily in the Mobile Equipment platform within the Industrial Products segment. Total Company backlog as of December 31, 2008 and 2007 was $1,156.0 million and $1,446.4 million, respectively, which reflected the meaningful decrease in global economic activity experienced during the latter half of 2008, which is expected to continue into 2009.

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

Employees

The Company had approximately 32,300 employees in continuing operations as of December 31, 2008, which was a decline of approximately 6% from prior year end, reflecting the overall global economic slowdown.

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

Dover’s business, financial condition, operating results and cash flows can be impacted by a number of factors which could cause our actual results to vary materially from recent results or from anticipated future results. The risk factors discussed in this section should be considered together with information included elsewhere in this Annual Report on Form 10-K and should not be considered the only risks facing the Company. The structure of Dover and the many different markets its companies serve mitigate the possibility that any single risk factor will materially impact Dover’s consolidated financial position.

In general, Dover is subject to the same general risks and uncertainties that impact many other industrial companies such as general economic, industry and/or market conditions and growth rates; the impact of natural disasters, and their effect on global energy markets; continued events in the Middle East and possible future terrorist threats and their effect on the worldwide economy; and changes in laws or accounting rules. The Company has identified the following specific risks and uncertainties that it considers material:

•	The Company’s results for 2009 will be impacted by current domestic and international economic conditions and uncertainties.

In 2009 Dover’s businesses will be adversely affected by disruptions in financial markets or declines in economic activity both domestically and internationally in those countries in which the Company operates. These circumstances will also impact the Company’s suppliers and customers in various ways which could have an impact on the Company’s business operations, particularly if global credit markets are not operating efficiently and effectively to support industrial commerce. Such negative changes in worldwide economic and capital market conditions are beyond the Company’s control, are highly unpredictable, and can have an adverse effect on the Company’s revenue, earnings, cash flows and cost of capital.

•	Increasing price and product/service competition by international and domestic competitors including new entrants and the ability of Dover to introduce new and competitive products could cause Dover’s businesses to generate lower revenue, operating profits and cash flows.

Dover’s competitive environment is complex because of the wide diversity of the products that its companies manufacture and the markets they serve. In general, most Dover companies are market leaders that compete with only a few companies. The ability of Dover’s companies to compete effectively will depend on how successfully they anticipate and respond to various competitive factors, including new products and services that may be introduced by their competitors, changes in customer preferences, and pricing pressures. If Dover’s companies are unable to anticipate their competitor’s development of new products and services and/or identify customer needs and preferences on a timely basis, they could lose customers to competitors. If Dover’s companies do not compete effectively or if new products and services fail to gain acceptance in the marketplace, Dover companies may experience lower revenue, operating profits and cash flows.

•	Some of Dover’s companies, may not anticipate , adapt or capitalize on technological developments and are subject to the cyclical nature of their industries. These factors could cause these companies to become less competitive and lead to reduced market share, revenue, operating profits and cash flows.

Certain Dover companies, particularly in the Electronic Technologies segment, sell their products in industries that are constantly experiencing change as new technologies are developed. In order to grow and remain competitive, the companies in these industries must adapt to future changes in technology to enhance their existing products and introduce new products to address their customers’ changing demands. Also, a meaningful portion of the Electronic Technologies segment’s revenue is derived from companies which are subject to unpredictable short-term business cycles.

The Energy platform in the Fluid Management segment is subject to risk due to the volatility of energy prices, although overall demand is more directly related to depletion rates and global economic conditions and related energy demands. In addition, certain of Dover’s businesses manufacture products that are used in or related to residential and commercial construction, which can be adversely affected by a prolonged downturn in new housing starts and other construction markets.

As a result of all the above factors, the revenue and operating performance of these companies in any one period are not necessarily predictive of their revenue and operating performance in other periods, and could have a material impact on Dover’s consolidated results of operations, financial position and cash flows.

•	Our companies could lose customers or generate lower revenue, operating profits and cash flows if there are significant increases in the cost of energy or raw materials or if they are unable to obtain raw materials.

Dover’s companies purchase raw materials, subassemblies and components for use in their manufacturing operations, which exposes them to volatility in prices for certain commodities. Significant price increases for these commodities could adversely affect operating profits for certain Dover companies. While Dover’s businesses generally attempt to mitigate the impact of increased raw material prices by hedging or passing along the increased costs to customers, there may be a time delay between the increased raw material prices and the ability to increase the prices of products, or they may be unable to increase the prices of products due to a competitor’s pricing pressure or other factors. In addition, while raw materials are generally available now, the inability to obtain necessary raw materials could affect the ability to meet customer commitments and satisfy market demand for certain products. Consequently, a significant price increase in raw materials, or their unavailability, may result in a loss of customers and adversely impact revenue, operating profits and cash flows.

•	The Company’s growth strategy with respect to expansion into new geographic markets could be adversely affected if Dover’s companies are unable to manage the associated risks, particularly in markets outside the U.S.

Approximately 45% of Dover’s revenue is derived outside of the United States and the Company continues to focus on penetrating new global markets as part of its overall growth strategy. This global expansion strategy is subject to, but not limited to, the following risks and uncertainties: political, social and economic instability and disruptions; government embargoes or trade restrictions; the imposition of duties and tariffs and other trade barriers; import and export controls; increased compliance costs; transportation delays and disruptions; and difficulties in staffing and managing multi-national organizations. In addition, foreign currency fluctuations, particularly the appreciation of the U.S. Dollar against European currencies, generally has an adverse affect on exports and the related revenue and earnings. As a result, if the Company is unable to successfully mitigate these risks, they could have an adverse affect on the Company’s growth strategy as it relates to expanding into new geographic markets and its results of operations and financial position.

•	The Company’s operating profits and cash flows could be adversely affected if the Company cannot achieve projected savings and synergies.

Dover is continually evaluating its cost structure and seeking ways to capture synergies across its operations. If the Company is unable to reduce costs and expenses through its various programs, it could adversely affect the Company’s operating profits and cash flows.

•	The Company’s businesses and their profitability and reputation could be adversely affected by domestic and foreign governmental and public policy changes (including environmental regulations and tax policies such as export subsidy programs, R&E credits and other similar programs), risks associated with emerging markets, changes in statutory tax rates and unanticipated outcomes with respect to tax audits.

Dover’s domestic and international sales and operations are subject to risks associated with changes in local government laws (including environmental and export laws), regulations and policies. Failure to comply with any of these laws could result in civil and criminal, monetary and non-monetary penalties as well as potential damage to the Company’s reputation. In addition, the Company cannot provide assurance that its costs of complying with current or future laws, including environmental protection and health and safety laws, will not exceed its estimates. In addition, Dover has invested in certain countries, including Brazil, Russia, India and China that carry high levels of currency, political, compliance and economic risk. While these risks or the impact of these risks are difficult to predict, any one or more of them could adversely affect Dover’s businesses and reputation.

Dover’s effective tax rate is impacted by changes in the mix among earnings in countries with differing statutory tax rates, changes in the valuation allowance of deferred tax assets or tax laws. The amount of income taxes and other taxes paid can be adversely impacted by changes in statutory tax rates and laws and are subject to ongoing audits by domestic and international authorities. If these audits result in assessments different from amounts estimated, the Company’s financial results may be adversely affected by unfavorable tax adjustments.

•	Unforeseen developments in contingencies such as litigation could adversely affect the Company’s financial condition.

The Company and certain of its subsidiaries are, and from time to time may become, parties to a number of legal proceedings incidental to their businesses involving alleged injuries arising out of the use of their products, exposure to hazardous substances or patent infringement, employment matters and commercial disputes. The defense of these lawsuits may require significant expenses, divert management’s attention, and the Company may be required to pay damages that could adversely affect its financial condition. In addition, any insurance or indemnification rights that the Company may have may be insufficient or unavailable to protect it against potential loss exposures.

•	The Company’s revenue, operating profits and cash flows could be adversely affected if Dover’s companies are unable to protect or obtain patent and other intellectual property rights.

Dover companies own patents, trademarks, licenses and other forms of intellectual property related to their products. The Company employs various measures to maintain and protect their intellectual property. These measures may not prevent these items from being challenged, invalidated or circumvented, particularly in countries where intellectual property rights are not highly developed or protected. Unauthorized use of these intellectual property rights could adversely impact the competitive position of Dover’s companies and have a negative impact on their revenue, operating profits and cash flows.

•	The Company’s growth may be adversely affected if the Company is unsuccessful in its acquisition program.

The Company expects to continue its strategy of seeking to acquire value creating add-on businesses that broaden its existing companies and their global reach as well as strategically pursuing larger, stand-alone businesses that have the potential to either complement our existing companies or allow Dover to pursue a new platform. However, there can be no assurance that the Company will find suitable businesses to purchase, as a substantial number of the Company’s current businesses operate in relatively mature markets, or that the associated price would be acceptable. If the Company is unsuccessful in its acquisition efforts, its ability to continue to grow at rates similar to prior years could be adversely affected. In addition, a completed acquisition may underperform relative to expectations, be unable to achieve synergies originally anticipated, or require the payment of additional expenses for assumed liabilities. These factors could potentially have an adverse impact on Dover’s operating profits and cash flows.

•	The Company’s borrowing costs are impacted by its credit ratings developed by various rating agencies.

Three major ratings agencies (Moody’s, Standard and Poor’s and Fitch) evaluate Dover’s credit profile on an ongoing basis and have each assigned high ratings for Dover’s long-term debt as of December 31, 2008 (A2, A, and A, respectively). In January 2009, Fitch reaffirmed its credit rating for Dover with a negative outlook, while the ratings and outlooks from the other agencies remained unchanged. Although the Company does not anticipate a material change in its credit ratings, if the Company’s current credit ratings deteriorate, its borrowing costs and access to sources of liquidity may be adversely affected.

•	2009 Outlook

Dover currently anticipates that 2009 revenue will decline 11%-13%, below 2008 levels and currently does not anticipate a recovery in the latter half of 2009 from these demand levels. Based on these assumptions, Dover has projected that its continuing diluted earnings per share for 2009 will be in the range of $2.75 to $3.05, and expects its earnings to follow a traditional seasonal pattern of being lower in the first and fourth quarters, and higher in the second and third quarters. If global or domestic economic conditions deteriorate further, Dover’s operating results for 2009 could be materially worse than projected.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

The number, type, location and size of the Company’s properties as of December 31, 2008 are shown on the following charts, by segment:

	Number and Nature of Facilities			Square Footage (000’s)
Segment	Mfg.	Warehouse	Sales/Service	Owned	Leased

Industrial Products	82	11	25	4,900	2,500
Engineered Systems	36	35	108	2,600	1,500
Fluid Management	67	13	41	2,700	1,200
Electronic Technologies	51	10	60	1,200	1,700

	Locations				Leased Facilities
	North				Expiration Dates (Years)
	America	Europe	Asia	Other	Minimum	Maximum

Industrial Products	93	15	6	4	1	8
Engineered Systems	41	58	49	10	1	17
Fluid Management	86	12	7	2	1	15
Electronic Technologies	32	24	45	1	1	12

The facilities are generally well maintained and suitable for the operations conducted.

During 2008, the Company ceased operations in 19 locations, and has announced plans in 2009 to cease operations in several additional locations, reflecting the current economic climate. These reductions and plant consolidations will not restrict the Company’s ability to meet customer needs should economic conditions improve materially late in 2009 and in 2010.

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

The Company and certain of its subsidiaries are, and from time to time may become, parties to a number of other legal proceedings incidental to their businesses. These proceedings primarily involve claims by private parties alleging injury arising out of the use of products of Dover companies, exposure to hazardous substances or patent infringement, employment matters and commercial disputes. Management and legal counsel periodically review the probable outcome of such proceedings, the costs and expenses reasonably expected to be incurred, the availability and extent of insurance coverage, and established reserves. While it is not possible to predict the outcome of these legal actions or any need for additional reserves, in the opinion of management, based on these reviews, it is unlikely that the disposition of the lawsuits and the other matters mentioned above will have a material adverse effect on the Company’s financial position, results of operations, cash flows or competitive position.

Item 4.	Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of the Company’s security holders in the last quarter of 2008.

Executive Officers of the Registrant

All officers are elected annually at the first meeting of the Board of Directors and are subject to removal at any time by the Board of Directors. The executive officers of Dover as of February 20, 2009, and their positions with the Company (and, where relevant, prior business experience) for the past five years, are as follows:

Name	Age	Positions Held and Prior Business Experience

Robert A. Livingston	55	Chief Executive Officer and Director (since December 2008), President (since June 2008) and Chief Operating Officer (from June 2008 — December 2008) of Dover; prior thereto Vice President of Dover and President and Chief Executive Officer of Dover Engineered Systems, Inc. (from July 2007 to May 2008); prior thereto Vice President of Dover and President and Chief Executive Officer of Dover Electronics, Inc. (from October 1, 2004).
Thomas W. Giacomini	43	Vice President of Dover and President of Material Handling Platform (since October 2007); prior thereto President of Warn Industries, Inc. (from July 2005); prior thereto Chief Operating Officer of Warn Industries, Inc. (from 2000 to July 2005).
Paul E. Goldberg	45	Treasurer and Director of Investor Relations of Dover (since February 2006); prior thereto Assistant Treasurer of Dover (from July 2002).
Raymond Hoglund	58	Vice President of Dover and President and Chief Executive Officer of Dover Engineered Systems, Inc. (since August 2008); prior thereto President and Chief Executive Officer of Hill Phoenix, Inc. (from February 2005); prior thereto Executive Vice President of Hill Phoenix, Inc. (from July 2004); prior thereto President and Chief Executive Officer of ESAB (a global manufacturer of welding products).
Jay Kloosterboer	48	Vice President Human Resources (since January 2009); prior thereto Executive Vice President — Business Excellence of AES Corporation (from May 2005); prior thereto Vice President and Chief Human Resources Officer of AES Corporation (from May 2003).
Robert G. Kuhbach	61	Vice President, Finance and Chief Financial Officer.
Raymond T. McKay, Jr.	55	Vice President of Dover (since February 2004), Controller of Dover (since November 2002).
David J. Ropp	63	Vice President of Dover and President and Chief Executive Officer of Dover Industrial Products, Inc. (since July 2007); prior thereto Vice President of Dover and President and Chief Executive Officer of Dover Resources, Inc. (from July 2003).
Joseph W. Schmidt	62	Vice President, General Counsel and Secretary of Dover (since January 2003).
Stephen R. Sellhausen	50	Vice President, Corporate Development of Dover (since January 2009); prior thereto Vice President, Business Development of Dover (from April 2008); prior thereto investment banker with Citigroup Global Markets.

Name	Age	Positions Held and Prior Business Experience

Sivasankaran Somasundaram	43	Vice President of Dover and President of Fluid Solutions Platform (since January 2008); prior thereto President of Gas Equipment Group (from May 2006); prior thereto President of RPA Process Technologies (from March 2004); prior thereto Vice President of Dorr-Oliver Eimco (supplier of solid/liquid separation equipment and wholly-owned subsidiary of GLV Inc.) (from November 2002 through February 2004).
William W. Spurgeon	50	Vice President of Dover and President and Chief Executive Officer of Dover Fluid Management, Inc. (since July 2007); prior thereto Vice President of Dover and President and Chief Executive Officer of Dover Diversified, Inc. (from October 1, 2004); prior thereto Executive Vice President of Dover Diversified, Inc. (from March 2004); prior thereto President of Sargent Controls & Aerospace (from October 2001).
David Van Loan	60	Vice President of Dover and President and Chief Executive Officer of Dover Electronic Technologies, Inc. (since July 2007); prior thereto Vice President of Dover and President and Chief Executive Officer of Dover Technologies International, Inc. (from January 2006); prior thereto President of Dover Technologies International, Inc. (from July 2005); prior thereto for more than eight years, President and Chief Executive Officer of Everett Charles Technologies, Inc.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information and Dividends

The principal market in which the Company’s common stock is traded is the New York Stock Exchange. Information on the high and low sales prices of such stock, and the frequency and the amount of dividends paid during the last two years, is as follows:

	2008			2007
	Market Prices		Dividends	Market Prices		Dividends
	High	Low	Per Share	High	Low	Per Share

First Quarter	$44.87	$33.54	$0.20	$50.92	$46.07	$0.185
Second Quarter	54.57	42.22	0.20	53.75	47.41	0.185
Third Quarter	51.99	40.74	0.25	54.59	47.16	0.200
Fourth Quarter	40.50	23.39	0.25	51.58	44.34	0.200

			$0.90			$0.770

Holders

The number of holders of record of the Company’s Common Stock as of January 31, 2009 was approximately 16,060. This figure includes participants in the Company’s 401(k) program.

Securities Authorized for Issuance Under Equity Compensation Plans

Information regarding securities authorized for issuance under the Company’s equity compensation plans is contained in Part III, Item 12 of this Form 10-K.

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

The Company did not purchase any shares of its stock during the fourth quarter of 2008.

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

Comparison of Five Year Cumulative Total Return*
Dover Corporation, S&P 500 Index & Peer Group Index

Total Stockholder Returns

Data Source: Hemscott, Inc.

*	Total return assumes reinvestment of dividends.

This graph assumes $100 invested on December 31, 2003 in Dover Corporation common stock, the S&P 500 index and a peer group index. In 2008, the Company changed its peer group index to consist of 38 companies whose relative mix of businesses is comparable to the Company’s portfolio of companies. In accordance with SEC rules, the graph includes both the previous and new peer group indexes.

The peer index used in the Company’s Annual Report on Form 10-K for 2007 (labeled the “old peer group” in the graph) consists of the following public companies selected by the Company based on its assessment of businesses with similar industrial characteristics: 3M Company, Actuant Corporation, Ametek Inc., Carlisle Companies Incorporated, Cooper Industries Ltd., Crane Co., Danaher Corporation, Eaton Corporation, Emerson Electric Co., Federal Signal Corp., Honeywell International, Inc., Hubbell Incorporated, Illinois Tool Works Inc., Ingersoll-Rand Company Limited, ITT Corporation, Parker-Hannifin Corporation, Pentair Inc., Perkinelmer Inc., Tecumseh Products CL A., Tyco International Ltd. and United Technologies Corporation.

The new peer index (labeled the “new peer group” in the graph) consists of the following public companies selected by the Company: 3M Company, Actuant Corporation, Agco Corporation, Agilent Technologies Inc., Ametek Inc., Cameron International Corporation, Carlisle Companies Incorporated, Cooper Industries Ltd., Crane Co., Danaher Corporation, Deere & Company, Eaton Corporation, Emerson Electric Co., Flowserve Corporation, FMC Technologies Inc., Honeywell International, Inc., Hubbell Incorporated, IDEX Corporation, Illinois Tool Works Inc., Ingersoll-Rand Company Limited, ITT Corporation, Leggett & Platt Incorporated, Masco Corp., Oshkosh Corp., Paccar Inc., Pall Corporation, Parker-Hannifin Corporation, Pentair Inc., Precision Castparts Corp., Rockwell Automation, Inc., Roper Industries Inc., SPX Corporation, Terex Corporation, The Manitowoc Co., The Timken Company, Tyco International Ltd., United Technologies Corporation, and Weatherford International Ltd.

Item 6.	Selected Financial Data

Selected Dover Corporation financial information for the years 2004 through 2008 is set forth in the following 5-year Consolidated Table.

	2008	2007	2006	2005	2004
	(In thousands, except per share figures)

Revenue	$7,568,888	$7,317,270	$6,419,528	$5,234,355	$4,387,553
Earnings from continuing operations	694,758	669,750	595,680	432,516	346,476
Basic earnings (loss) per share:
Continuing operations	$3.69	$3.33	$2.92	$2.13	$1.70
Discontinued operations	(0.55)	(0.04)	(0.17)	0.38	0.33
Net earnings	3.13	3.28	2.76	2.51	2.03

Weighted average shares outstanding	188,481	201,330	203,773	202,979	203,275

Diluted earnings (loss) per share:
Continuing operations	$3.67	$3.30	$2.90	$2.12	$1.69
Discontinued operations	(0.55)	(0.04)	(0.16)	0.38	0.32
Net earnings	3.12	3.26	2.73	2.50	2.02

Weighted average shares outstanding	189,269	202,918	205,497	204,177	204,786

Dividends per common share	$0.90	$0.77	$0.71	$0.66	$0.62

Capital expenditures	$175,795	$173,653	$191,937	$127,578	$83,414
Depreciation and amortization	261,154	243,776	195,840	151,788	132,151
Total assets	7,867,304	8,068,407	7,626,657	6,580,492	5,777,853
Total debt	2,085,673	2,090,652	1,771,040	1,538,335	1,090,393

All results and data in the table above reflect continuing operations, unless otherwise noted. All periods reflect the impact of certain operations that were discontinued. As a result, the data presented above will not necessarily agree to previously issued financial statements. See Note 8 for additional information on discontinued operations.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

Special Note Regarding Forward-Looking Statements

The following discussion and analysis should be read in conjunction with our Consolidated Financial Statements and Notes which appear elsewhere in the Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. The Company’s actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed elsewhere in this Annual Report on Form 10-K, particularly in Item 1A. “Risk Factors” and in “SPECIAL NOTES REGARDING FORWARD-LOOKING STATEMENTS” inside the front cover of this Annual Report on Form 10-K.

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

The following table is derived from the Consolidated Statements of Cash Flows:

	Years Ended December 31,
Cash Flows from Continuing Operations	2008	2007
	(In thousands)

Net Cash Flows Provided By (Used In):
Operating activities	$1,010,416	$927,693
Investing activities	(452,994)	(332,102)
Financing activities	(560,904)	(345,673)

Cash flows provided by operating activities during 2008 increased $82.7 million over the prior year primarily reflecting higher earnings from continuing operations before depreciation and amortization, lower tax payments in 2008 and lower receivables, partially offset by higher pension contributions.

Cash used in investing activities during 2008 increased $120.9 million compared to 2007, largely due to the purchase of short-term investments, partially offset by lower spending on acquisitions in 2008. Acquisition expenditures in 2008 were $103.8 million compared to $273.6 million in 2007, while proceeds from the disposition of businesses were essentially flat at $92.8 million, up $1.8 million from $91.0 million in 2007. Capital expenditures of $175.8 million were generally consistent with the prior year level of $173.7 million. The Company currently anticipates that any acquisitions made during 2009 will be funded from available cash and internally generated funds and, if necessary, through the issuance of commercial paper, established lines of credit or public debt markets. Capital expenditures for 2009 are expected to be approximately 30% to 40% below 2008 levels.

Cash used in financing activities during 2008 increased $215.2 million compared to 2007 reflecting higher repayments of commercial paper and long-term debt, partially offset by $594.1 million in proceeds received from the issuance of long-term debt and lower cash spent on share repurchases in the 2008 period.

Share Repurchases

During the twelve months ended December 31, 2008, the Company repurchased 10,000,000 shares of its common stock in the open market at an average price of $46.15 per share. As of December 31, 2008, the Company had completed the purchases of all shares authorized under its $500 million share repurchase program, which was approved by the Board of Directors in the fourth quarter of 2007.

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

Adjusted Working Capital

Adjusted Working Capital (a non-GAAP measure calculated as accounts receivable, plus inventory, less accounts payable) decreased from the prior year end by $86.0 million, or 6%, to $1,275.9 million which reflected a decrease in receivables of $91.0 million, a decrease in inventory of $37.8 million and a decrease in accounts payable of $42.8 million. Excluding acquisitions of $18.4 million, dispositions of ($9.6) million and the effects of foreign exchange translation of ($38.5) million, Adjusted Working Capital would have decreased by $56.3 million, or 4%. “Average Annual Adjusted Working Capital” as a percentage of revenue (a non-GAAP measure calculated as the five-quarter average balance of accounts receivable, plus inventory, less accounts payable divided by the trailing twelve months of revenue) decreased to 18.3% at December 31, 2008 from 18.9% at December 31, 2007 and inventory turns were 7.1 at December 31, 2008 compared to 6.7 at December 31, 2007.

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

Free cash flow for the year ended December 31, 2008 was $834.6 million or 11.0% of revenue compared to $754.0 million or 10.3% of revenue in the prior year. The 2008 increase in free cash flow reflected higher earnings from continuing operations before depreciation and amortization and lower tax payments in 2008 and lower receivables and inventory, partially offset by higher pension contributions.

The following table is a reconciliation of free cash flow to cash flows from operating activities:

	Years Ended December 31,
Free Cash Flow	2008	2007
	(In thousands)

Cash flow provided by operating activities	$1,010,416	$927,693
Less: Capital expenditures	175,795	173,653

Free cash flow	$834,621	$754,040

Free cash flow as a percentage of revenue	11.0%	10.3%

At December 31, 2008, the Company’s net property, plant, and equipment totaled $872.1 million compared to $892.2 million at the end of 2007. The decrease in net property, plant and equipment reflected depreciation and disposals, partially offset by capital expenditures of $175.8 million, acquisitions of $5.0 million and $17.0 million related to foreign currency fluctuations.

The aggregate of current and deferred income tax assets and liabilities decreased from a $241.2 million net liability at the beginning of the year to a net liability of $240.7 million at year-end 2008. This resulted primarily from a decrease in deferred tax liabilities related to intangible assets and pension assets, partially offset by a decrease in deferred tax assets related to net operating loss carryforwards and accrued expenses.

Dover’s consolidated benefit obligation related to defined and supplemental retirement benefits decreased by $16.9 million in 2008. The decrease was due primarily to currency rate changes partially offset by actuarial losses. In 2008, plan assets decreased by $94.7 million primarily due to losses on plan investments and currency fluctuations during the year, partially offset by Company and employee contributions. It is estimated that the Company’s defined and supplemental retirement benefits expense will increase from $35.7 million in 2008 to approximately $36.4 million in 2009.

The Company utilizes the net debt to total capitalization calculation (a non-GAAP measure) to assess its overall financial leverage and capacity and believes the calculation is useful to investors for the same reason. The following table provides a reconciliation of net debt to total capitalization to the most directly comparable GAAP measures:

	At December 31,	At December 31,
Net Debt to Total Capitalization Ratio	2008	2007
	(In thousands)

Current maturities of long-term debt	$32,194	$33,175
Commercial paper and other short-term debt	192,750	605,474
Long-term debt	1,860,729	1,452,003

Total debt	2,085,673	2,090,652
Less: Cash, cash equivalents and short-term investments	826,869	606,105

Net debt	1,258,804	1,484,547

Add: Stockholders’ equity	3,792,866	3,946,173

Total capitalization	$5,051,670	$5,430,720

Net debt to total capitalization	24.9%	27.3%

The total debt level of $2,085.7 million at December 31, 2008 decreased $5.0 million from December 31, 2007 due to a decrease in commercial paper borrowings partially offset by an increase in long-term debt. Net debt at December 31, 2008 decreased $225.7 million as a result of higher cash generated from operations. The percentage decrease in net debt to total capital, after $462 million of share repurchases, reflects strong free cash flow and proceeds from dispositions of $92.8 million.

Dover’s long-term debt instruments had a book value of $1,892.9 million on December 31, 2008 and a fair value of approximately $2,018.5 million. On December 31, 2007, the Company’s long-term debt instruments had a book value of $1,485.2 million and a fair value of approximately $1,496.0 million.

The Company believes that existing sources of liquidity are adequate to meet anticipated funding needs at comparable risk-based interest rates for the foreseeable future. Acquisition spending and/or share repurchases could potentially increase the Company’s debt. However, management anticipates that the net debt to total capitalization ratio will remain generally consistent with historical levels. Operating cash flow and access to capital markets are expected to satisfy the Company’s various cash flow requirements, including acquisitions and capital expenditures.

Management is not aware of any potential impairment to the Company’s liquidity. Under the Company’s $1 billion 5-year unsecured revolving credit facility with a syndicate of banks, which expires in November of 2012, the Company is required to maintain an interest coverage ratio of EBITDA to consolidated net interest expense of not less than 3.5 to 1. The Company was in compliance with this covenant and its other long-term debt covenants at December 31, 2008 and had a coverage ratio of 13.5 to 1. It is anticipated that in 2009 any funding requirements above cash generated from operations will be met through the issuance of commercial paper. Given the current economic conditions, the Company fully expects to remain in compliance with all of its debt covenants.

The Company periodically enters into financial transactions specifically to hedge its exposures to various items, including, but not limited to, interest rate and foreign exchange rate risk. Through various programs, the Company hedges its cash flow exposures to foreign exchange rate risk by entering into foreign exchange forward contracts and collars. The Company does not enter into derivative financial instruments for speculative purposes and does not have a material portfolio of derivative financial instruments.

During the first quarter of 2008, Dover entered into several interest rate swaps in anticipation of the debt financing completed on March 14, 2008 which, upon settlement, resulted in a net gain of $1.2 million which was deferred and is being amortized over the lives of the related notes.

There is presently one outstanding swap agreement for a total notional amount of $50.0 million, or CHF65.1 million, which swaps the U.S. 6-month LIBOR rate and the Swiss Franc 6-month LIBOR rate. This agreement hedges a portion of the Company’s net investment in non-U.S. operations and the fair value outstanding at December 31, 2008 was a loss of $12.0 million which was based on quoted market prices for similar instruments (uses Level 2 inputs under the SFAS No. 157 hierarchy). This hedge is effective.

During the third quarter of 2008, the Company entered into a foreign currency hedge which was subsequently settled within the quarter in anticipation of a potential acquisition, which did not occur. As a result of terminating the hedge, the Company recorded a gain of $2.4 million in the third quarter ended September 30, 2008.

At December 31, 2008, the Company had open foreign exchange forward purchase contracts expiring through December 2009 related to fair value hedges of foreign currency exposures. The fair values of these contracts were based on quoted market prices for identical instruments as of December 31, 2008 (uses Level 1 inputs under the SFAS No. 157 hierarchy).

The details of the open contracts as of December 31, 2008 are as follows:

	US Dollars Sold
	Expiration From 12/31/08
	Less Than 1				Average
Forward Currencies Purchased	Month	2-3 Months	4-6 Months	7-12 Months	Contract Rate
	(In thousands)

Great Britain Pounds	$—	$35,107	$—	$—	1.4867
Euros	85,558	—	—	—	1.3885
Singapore Dollars	566	—	—	—	1.5015
Chinese Yuan	2,320	5,200	9,840	21,520	6.6915

Collar	Put	Call	US Dollar Value

US Dollar to Euro	1.460	1.526	$3,000	Maturities from 3/2009 — 12/2009

The Company’s credit ratings, which are independently developed by the respective rating agencies, are as follows for the years ended December 31:

	2008		2007
	Short term	Long term	Short term	Long term

Moody’s	P-1	A2	P-1	A2
Standard & Poor’s	A-1	A	A-1	A
Fitch	F1	A	F1	A

A summary of the Company’s undiscounted long-term debt, commitments and obligations as of December 31, 2008 and the years when these obligations are expected to be due is as follows:

	Payments Due by Period
		Less than 1			More than
	Total	Year	1-3 Years	3-5 Years	5 Years	Other(A)
	(In thousands)

Long-term debt	$1,892,923	$32,194	$472,281	$271	$1,388,177	$—
Interest expense	1,504,984	105,625	188,500	159,250	1,051,609	—
Rental commitments	189,665	46,144	64,009	37,788	41,724	—
Purchase obligations	28,023	27,381	57	—	585	—
Capital leases	16,017	2,429	4,666	3,706	5,216	—
Supplemental & post-retirement benefits	127,000	34,000	21,000	20,000	52,000	—
Uncertain tax positions(A)	249,553	22,171	—	—	—	227,382
Other long-term obligations	1,234	165	267	218	584	—

Total obligations	$4,009,399	$270,109	$750,780	$221,233	$2,539,895	$227,382

(A)	Due to the uncertainty of the potential settlement of future uncertain tax positions, management is unable to estimate the timing of the related payments, if any, that will be made subsequent to 2009. These amounts do not include the potential indirect benefits resulting from deductions or credits for payments made to other jurisdictions.

Severance and Exit Reserves

From time to time, the Company will initiate various restructuring programs at its operating companies or record severance and exit costs in connection with purchase accounting for acquisitions. During the latter half of 2008, the Company announced plans to increase the amount of restructuring efforts in response to the significant decline in global economic activity. At December 31, 2008 and 2007, the Company had reserves related to severance and exit activities of $31.0 million and $28.4 million, respectively. During 2008, the Company recorded $27.4 million in additional charges and $5.6 million in purchase accounting reserves related to acquisitions, partially offset by other non-cash write-downs of $2.3 million and payments of $28.1 million. These costs yielded a savings of approximately $35.0 million in 2008. The Company expects further restructuring plans to occur in 2009 resulting in costs of approximately $40.0 million that the Company expects will yield savings of approximately $75.0 million in 2009. Restructuring charges are recorded primarily in Selling and administrative expenses in the Consolidated Statement of Operations.

(2)	RESULTS OF OPERATIONS:

2008 COMPARED TO 2007

Consolidated Results of Operations

Revenue for the year ended December 31, 2008 increased 3% over 2007, due to increases of $232.0 million at Fluid Management, $52.2 million at Industrial Products and $6.0 million at Electronic Technologies. These revenue increases were due to positive market fundamentals and acquisitions at Fluid Management, while Engineered Systems’ revenue decreased $41.7 million due to weakness in markets served by the Engineered Products platform. Overall, Dover’s organic revenue growth was 1%, net acquisition growth was 1% and the impact from foreign exchange was 1%. Gross profit increased 4% to $2,730.0 million from 2007 while the gross profit margin remained essentially flat at 36.1% and 35.8%, in 2008 and 2007, respectively.

Selling and administrative expenses of $1,700.7 million for the year ended December 31, 2008 increased $86.7 million over the comparable 2007 period, primarily due to increased revenue activity, increased professional fees and restructuring charges.

Interest expense, net, increased 7% to $96.0 million for 2008, compared to $89.6 million for 2007 due to higher average outstanding borrowings used to fund purchases of the Company’s common stock and higher average commercial paper rates.

Other expense (income), net for 2008 and 2007 of ($12.7) million and $3.5 million, respectively, was driven primarily by foreign exchange gains and losses, partially offset by other miscellaneous income.

The 2008 and 2007 tax rate for continuing operations was 26.6% in both periods, each favorably impacted by the mix of non-U.S. earnings in low-taxed overseas jurisdictions.

Net earnings for the twelve months ended December 31, 2008 were $590.8 million or $3.12 EPS, which included a loss from discontinued operations of $103.9 million or $0.55 EPS, compared to net earnings of $661.1 million or $3.26 EPS for the same period of 2007, including a loss from discontinued operations of $8.7 million or $0.04 EPS. The losses from discontinued operations in 2008 largely reflect a loss provision for a business expected to be sold in 2009, as well as tax expenses and tax accruals related to ongoing Federal tax settlements and state tax assessments. Refer to Note 8 in the Consolidated Financial Statements for additional information on discontinued operations.

Current Economic Environment

With few exceptions, Dover experienced lower demand across all of its end markets resulting in lower bookings and backlog in the fourth quarter of 2008. Looking forward to 2009, a continuation of a weak and uncertain global business environment is expected. Though this downturn will have a significant adverse impact on revenue and earnings, Dover remains committed to maintaining margin levels as much as possible on a full year basis, although the Company expects the first quarter to be weak, in part due to significant ongoing restructuring efforts. The structural changes made over the last few years, becoming less dependent on capital goods markets and having greater recurring revenue, together with improved working capital management and strong pricing discipline is expected to mitigate the impact of the economic downturn during 2009. As discussed above in the Liquidity and Capital Resources section, the Company believes that existing sources of liquidity are adequate to meet anticipated funding needs at comparable risk-based interest rates.

The Company’s synergy capture programs and the restructuring initiatives launched during 2008 will continue into 2009. During 2008, Dover reduced its workforce approximately 6% and expects to reduce its workforce further in 2009 by another 5%. During 2009, the Company will monitor business activity across its markets served and adjust capacity as necessary should the economic environment worsen. The Company will also remain focused on working capital levels and expects to generate strong free cash flow during 2009.

Segment Results of Operations

Industrial Products

	Twelve Months Ended December 31,
	2008	2007	% Change
	(In thousands)

Revenue
Material Handling	$1,136,869	$1,145,253	(1)%
Mobile Equipment	1,323,422	1,262,984	5%
Eliminations	(786)	(977)

	$2,459,505	$2,407,260	2%

Segment earnings	$299,740	$312,486	(4)%
Operating margin	12.2%	13.0%
Acquisition related depreciation and amortization expense*	$32,283	$27,830	16%
Bookings
Material Handling	$1,109,028	$1,141,955	(3)%
Mobile Equipment	1,177,880	1,364,340	(14)%
Eliminations	(1,134)	(1,556)

	$2,285,774	$2,504,739	(9)%

Backlog
Material Handling	$188,591	$213,653	(12)%
Mobile Equipment	387,329	543,776	(29)%
Eliminations	(220)	(195)

	$575,700	$757,234	(24)%

*	Represents the pre-tax impact on earnings from the depreciation and amortization of acquisition accounting write-ups to reflect the fair value of inventory, property, plant and equipment, and intangible assets.

Industrial Products increase in revenue over the prior year was primarily due to strength in the military and solid waste management markets as well as the impact of the December 2007 acquisition of Industrial Motion Control LLC (“IMC”) and the March 2008 acquisition of Lantec Winch and Gear Inc. Overall, the segment had 2% revenue growth from its core businesses and acquisition growth of 3%, which was partially offset by the sale of a line of business. Earnings declined 4% when compared to the prior year substantially due to weakness in the construction and the North American auto service markets, and restructuring costs.

Material Handling revenue decreased 1% while earnings decreased 5% when compared to the prior year. Revenue and earnings growth in the industrial winch business was more than offset by softness in the infrastructure, industrial automation and automotive markets. In addition, the platform incurred additional expenses related to its ongoing cost reduction and integration activities.

Mobile Equipment revenue and earnings increased 5% and 2%, respectively, over the prior year. The revenue increase was primarily due to core business growth as the platform continued to experience strength in the aerospace, military and solid waste management markets. Softness in the automotive service and bulk transport end markets partially offset the increases experienced in other markets.

Engineered Systems

	Twelve Months Ended December 31,
	2008	2007	% Change
	(In thousands)

Revenue
Engineered Products	$1,085,881	$1,139,478	(5)%
Product Identification	924,469	912,580	1%

	$2,010,350	$2,052,058	(2)%

Segment earnings	$278,553	$291,727	(5)%
Operating margin	13.9%	14.2%
Acquisition related depreciation and amortization expense*	$24,394	$29,262	(17)%
Bookings
Engineered Products	$1,043,873	$1,116,638	(7)%
Product Identification	920,712	919,216	—%

	$1,964,585	$2,035,854	(4)%

Backlog
Engineered Products	$183,821	$227,523	(19)%
Product Identification	61,195	68,938	(11)%

	$245,016	$296,461	(17)%

*	Represents the pre-tax impact on earnings from the depreciation and amortization of acquisition accounting write-ups to reflect the fair value of inventory, property, plant and equipment, and intangible assets.

Engineered Systems decreases in revenue and earnings over the prior year of 2% and 5%, respectively, were primarily driven by the Engineered Products platform. Overall, the segment had a 4% decline in revenue from its core businesses which was partially offset by the favorable impact of currency rates of 2%.

Engineered Products revenue and earnings decreased 5% and 15%, respectively, over the prior year due to weaker sales of retail food equipment and softness in the beverage can equipment business. In addition to the reduction in overall sales volume during the year, the platform’s earnings were negatively impacted by currency exchange rates, restructuring and a $6.6 million one-time charge primarily related to inventory. Partially offsetting these declines were the results of the heat exchanger and foodservice businesses which experienced continued strength throughout 2008.

Product Identification platform revenue and earnings both increased 1% over 2007. The revenue growth was primarily due to the favorable impact of foreign exchange as the core businesses in the platform experienced lower volume. Despite the decline in core business revenue, the platform was able to maintain margins consistent with the prior year due to on-going integration activities across the platform.

Fluid Management

	Twelve Months Ended December 31,
	2008	2007	% Change
	(In thousands)

Revenue
Energy	$935,414	$775,024	21%
Fluid Solutions	778,812	707,113	10%
Eliminations	(180)	(129)

	$1,714,046	$1,482,008	16%

Segment earnings	$385,317	$304,576	27%
Operating margin	22.5%	20.6%
Acquisition related depreciation and amortization expense*	$19,550	$15,569	26%
Bookings
Energy	$964,517	$785,065	23%
Fluid Solutions	771,359	716,644	8%
Eliminations	(178)	(110)

	$1,735,698	$1,501,599	16%

Backlog
Energy	$95,532	$88,245	8%
Fluid Solutions	64,471	73,713	(13)%
Eliminations	(12)	(14)

	$159,991	$161,944	(1)%

*	Represents the pre-tax impact on earnings from the depreciation and amortization of acquisition accounting write-ups to reflect the fair value of inventory, property, plant and equipment, and intangible assets.

Fluid Management revenue and earnings increased 16% and 27%, respectively, over 2007 due to strength in the oil, gas, and power generation sectors served by the Energy platform as well as the diverse markets served by the Fluid Solutions platform. Overall, the segment had organic revenue growth of 12%, acquisition growth of 3%, with the remainder due to the favorable impact of foreign exchange.

The Energy platform’s revenue increased 21% while its earnings improved 32%, when compared to 2007, due to strength in the oil and gas markets and increasing power generation demand. Earnings and margin benefited from the higher volume and operational improvements.

The Fluid Solutions platform revenue increased 10% and earnings improved 20% due to acquisitions and strength in the markets served by its core businesses. In general, demand remained strong for pumps, dispensing systems, and connectors. Earnings and margins improved due to a favorable business mix and cost savings from the platform’s ongoing cost reduction activities.

Electronic Technologies

	Twelve Months Ended December 31,
	2008	2007	% Change
	(In thousands)

Revenue	$1,396,131	$1,390,103	—%
Segment earnings	$193,641	$180,337	7%
Operating margin	13.9%	13.0%
Acquisition related depreciation and amortization expense*	$36,481	$38,296	(5)%
Bookings	1,342,382	1,378,551	(3)%
Backlog	175,317	232,704	(25)%

*	Represents the pre-tax impact on earnings from the depreciation and amortization of acquisition accounting write-ups to reflect the fair value of inventory, property, plant and equipment, and intangible assets.

Electronic Technologies revenue was flat while earnings increased 7% when compared to the prior year. Revenue increases in the micro-acoustic component business were offset by a softening in the other markets served by the segment resulting in a 3% decline in core business revenue excluding favorable foreign exchange rates. The segment’s earnings benefited from the increased volume in the micro-acoustic component business, a $7.5 million gain from the sale of a line of business (semi-conductor test handling), and cost savings from restructuring activities that were implemented in the first quarter of 2008.

2007 COMPARED TO 2006

Consolidated Results of Operations

Revenue for the year ended December 31, 2007 increased 14% over 2006, due to increases of $485.1 million at Engineered Systems, $283.9 million at Industrial Products and $152.4 million at Fluid Management. These revenue increases were due to positive market fundamentals and acquisitions, while Electronic Technologies’ revenue decreased $21.5 million due to weakness in its markets. Overall, Dover’s organic revenue growth was 2.4%, acquisition growth was 9.5% and the impact from foreign exchange was 2.1%. Gross profit increased 14% to $2,619.5 million from 2006 while the gross profit margin remained essentially flat at 35.8% and 35.7% in 2007 and 2006, respectively.

Selling and administrative expenses of $1,614.0 million for the year ended December 31, 2007 increased $224.8 million over the comparable 2006 period, primarily due to increased revenue and increases in compensation and pension benefit costs.

Interest expense, net, increased 16% to $89.6 million for 2007, compared to $77.0 million for 2006 due to higher average outstanding borrowings used to fund purchases of the Company’s common stock and average commercial paper rates.

Other expense (income), net for 2007 and 2006 of $3.5 million and $11.0 million, respectively, was driven primarily by foreign exchange losses, partially offset by other miscellaneous income.

The 2007 and 2006 tax rates for continuing operations were 26.6%, and 26.9%, respectively. Both periods were favorably impacted by the mix of non-U.S. earnings in low-taxed overseas jurisdictions.

Earnings from continuing operations for 2007 were $669.8 million or $3.30 EPS compared to $595.7 million or $2.90 EPS in 2006. For 2007, net earnings were $661.1 million, or $3.26 EPS, which included an $8.7 million, or $0.04 EPS, loss from discontinued operations, compared to $561.8 million, or $2.73 EPS for 2006, which included a $33.9 million, or $0.16 EPS, loss from discontinued operations. Refer to Note 8 in the Consolidated Financial Statements for additional information on discontinued operations.

Segment Results of Operations

Industrial Products

	Twelve Months Ended December 31,
	2007	2006	% Change
	(In thousands)

Revenue
Material Handling	$1,145,253	$903,570	27%
Mobile Equipment	1,262,984	1,220,717	3%
Eliminations	(977)	(927)

	$2,407,260	$2,123,360	13%

Segment earnings	$312,486	$264,232	18%
Operating margin	13.0%	12.4%
Acquisition related depreciation and amortization expense*	$27,830	$26,336	6%
Bookings
Material Handling	$1,141,955	$904,186	26%
Mobile Equipment	1,364,340	1,251,095	9%
Eliminations	(1,556)	(2,799)

	$2,504,739	$2,152,482	16%

Backlog
Material Handling	$213,653	$242,209	(12)%
Mobile Equipment	543,776	429,191	27%
Eliminations	(195)	(165)

	$757,234	$671,235	13%

*	Represents the pre-tax impact on earnings from the depreciation and amortization of acquisition accounting write-ups to reflect the fair value of inventory, property, plant and equipment, and intangible assets.

Industrial Products’ revenue and earnings increases over the prior year were primarily the result of the acquisition of Paladin in August 2006 and the July 2007 acquisition of Hanmecson International, a Chinese manufacturer of vehicle lifts. For the year, the segment achieved 1% organic growth, while growth from acquisitions and the impact of foreign exchange accounted for 11% and 1%, respectively.

Material Handling revenue increased 27% while earnings increased 26% compared to the prior year. The increases were primarily due to the Paladin acquisition and improvements in the heavy winch, recreational vehicle and industrial automation businesses. Margin was impacted by the slowdown in the heavy construction business producing attachments and cylinders. In addition, the platform benefited from new product introductions, plant rationalization and global sourcing during 2007.

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

Engineered Systems

	Twelve Months Ended December 31,
	2007	2006	% Change
	(In thousands)

Revenue
Engineered Products	$1,139,478	$998,676	14%
Product Identification	912,580	568,303	61%

	$2,052,058	$1,566,979	31%

Segment earnings	$291,727	$234,107	25%
Operating margin	14.2%	14.9%
Acquisition related depreciation and amortization expense*	$29,262	$13,193	122%
Bookings
Engineered Products	$1,116,638	$1,060,404	5%
Product Identification	919,216	562,096	64%

	$2,035,854	$1,622,500	25%

Backlog
Engineered Products	$227,523	$249,571	(9)%
Product Identification	68,938	57,706	19%

	$296,461	$307,277	(4)%

*	Represents the pre-tax impact on earnings from the depreciation and amortization of acquisition accounting write-ups to reflect the fair value of inventory, property, plant and equipment, and intangible assets.

Engineered Systems’ revenue and earnings increases over the prior year reflect the December 2006 acquisition of Markem and the May 2006 acquisition of O’Neil. Revenue growth due to acquisitions was 20%. However, most core businesses also improved as the segment achieved organic revenue growth of 8%, with the remainder due to the impact of foreign exchange.

Engineered Products’ revenue and earnings increased 14% and 16%, respectively, over the prior year due to strong supermarket and heat exchanger markets. Sequentially, revenue and earnings in the fourth quarter of 2007 were down 9% and 18%, respectively, reflecting normal seasonality and a slowdown in retail food equipment demand, along with reduced orders tied to high customer inventory levels in the heat exchanger business.

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

Fluid Solutions revenue and earnings both increased 10% when compared to the prior year due to improvements at all core businesses in the platform. Throughout 2007, the platform experienced strong demand in the chemical and rail markets. Overall, the platform had organic revenue growth of 6%, growth from acquisitions of 2%, with the remainder due to foreign exchange.

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

Critical Accounting Policies

The Company’s consolidated financial statements and related public financial information are based on the application of generally accepted accounting principles in the United States of America (“GAAP”). GAAP requires the use of estimates, assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue and expense amounts reported. These estimates can also affect supplemental information contained in the public disclosures of the Company, including information regarding contingencies, risk and its financial condition. The Company believes its use of estimates and underlying accounting assumptions conform to GAAP and are consistently applied. Valuations based on estimates are reviewed for reasonableness on a consistent basis throughout the Company. Primary areas where the financial information of Dover is subject to the use of estimates, assumptions and the application of judgment include the following areas:

•	Revenue is recognized when all of the following circumstances are satisfied: a) persuasive evidence of an arrangement exists, b) price is fixed or determinable, c) collectability is reasonably assured, and d) delivery has occurred. In revenue transactions where installation is required, revenue can be recognized when the installation obligation is not essential to the functionality of the delivered products. Revenue transactions involving non-essential installation obligations are those which can generally be completed in a short period of time at insignificant cost and the skills required to complete these installations are not unique to the Company and in many cases can be provided by third parties or the customers. If the installation obligation is essential to the functionality of the delivered product, revenue recognition is deferred until installation is complete. In addition, when it is determined that there are multiple deliverables to a sales arrangement, the Company will allocate consideration received to the separate deliverables based on their relative fair values and recognize revenue based on the appropriate criteria for each deliverable identified. In a limited number of revenue transactions, other post shipment obligations such as training and customer acceptance are required and, accordingly, revenue recognition is deferred until the customer is obligated to pay, or acceptance has been confirmed. Service revenue is recognized and earned when services are performed.

•	Allowances for doubtful accounts are estimated at the individual operating companies based on estimates of losses related to customer receivable balances. Estimates are developed by using standard quantitative measures based on historical losses, adjusting for current economic conditions and, in some cases, evaluating specific customer accounts for risk of loss. The establishment of reserves requires the use of judgment and assumptions regarding the potential for losses on receivable balances. Due to the fact that Dover operates in many different markets, changes in economic conditions in specific markets generally should not have a material effect on reserve balances required.

•	Inventory for the majority of the Company’s subsidiaries, including all international subsidiaries, are stated at the lower of cost, determined on the first-in, first-out (FIFO) basis, or market. Other domestic inventory is stated at cost, determined on the last-in, first-out (LIFO) basis, which is less than market value. Under certain market conditions, estimates and judgments regarding the valuation of inventory are employed by the Company to properly value inventory. The Electronic Technologies companies tend to experience somewhat higher levels of inventory value fluctuations, particularly given the relatively high rate of product obsolescence over relatively short periods of time.

•	Occasionally, the Company will establish restructuring reserves at an operation in accordance with appropriate accounting principles. These reserves, for both severance and exit costs, require the use of estimates. Though Dover believes that these estimates accurately reflect the anticipated costs, actual results may be different than the estimated amounts.

•	Dover has significant tangible and intangible assets on its balance sheet that include goodwill and other intangibles related to acquisitions. The valuation and classification of these assets and the assignment of useful depreciation and amortization lives involve significant judgments and the use of estimates. The testing of these intangibles under established accounting guidelines (including SFAS No. 142) for impairment also requires significant use of judgment and assumptions, particularly as it relates to the identification of reporting units and the determination of fair market value. Dover’s assets and reporting units are tested and reviewed for impairment on an annual basis during the fourth quarter or when indicators of impairment exist, such as a significant sustained change in the business climate, during the interim periods. The Company believes that its use of estimates and assumptions are reasonable and comply with generally accepted accounting principles. Changes in business conditions could potentially require adjustments to the valuations.

•	The valuation of Dover’s pension and other post-retirement plans requires the use of assumptions and estimates that are used to develop actuarial valuations of expenses and assets/liabilities. These assumptions include discount rates, investment returns, projected salary increases and benefits, and mortality rates. The actuarial assumptions used in Dover’s pension reporting are reviewed annually and are compared with external benchmarks to assure that they accurately account for Dover’s future pension obligations. Changes in assumptions and future investment returns could potentially have a material impact on Dover’s pension expenses and related funding requirements. Dover’s expected long-term rate of return on plan assets is reviewed annually based on actual returns, economic trends and portfolio allocation. Dover’s discount rate assumption is determined by developing a yield curve based on high quality corporate bonds with maturities matching the plans’ expected benefit payment streams. The plans’ expected cash flows are then discounted by the resulting year-by-year spot rates.

•	Dover has significant amounts of deferred tax assets that are reviewed for recoverability and valued accordingly. These assets are evaluated by using estimates of future taxable income streams and the impact of tax planning strategies. Reserves are also estimated, using a more likely than not criteria, for ongoing audits regarding federal, state and international issues that are currently unresolved. The Company routinely monitors the potential impact of these situations and believes that it is properly reserved. Valuations related to tax accruals and assets can be impacted by changes in accounting regulations, changes in tax codes and rulings, changes in statutory tax rates, and the Company’s future taxable income levels.

•	Dover has significant accruals and reserves related to the self-insured portion of its risk management program. These accruals require the use of estimates and judgment with regard to risk exposure and ultimate liability. The Company estimates losses under these programs using actuarial assumptions, Dover’s experience, and relevant industry data. Dover reviews these factors quarterly and considers the current level of accruals and reserves adequate relative to current market conditions and Company experience.

•	Dover has established reserves for environmental and legal contingencies at both the operating company and corporate levels. A significant amount of judgment and use of estimates is required to quantify Dover’s ultimate exposure in these matters. The valuation of reserves for contingencies is reviewed on a quarterly basis at the operating and corporate levels to ensure that Dover is properly reserved. Reserve balances are adjusted to account for changes in circumstances for ongoing issues and the establishment of additional

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

Adoption of New Accounting Standards

2008

Pensions

Effective December 31, 2006, Dover adopted SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an Amendment of Financial Accounting Standards Board (“FASB”) Statements No. 87, 88, 106, and 132(R)” (“SFAS No. 158”). SFAS No. 158 requires companies to report the funded status of their defined benefit pension and other postretirement benefit plans on their balance sheets as a net liability or asset. Upon adoption at December 31, 2006, Dover recorded a net reduction to stockholders’ equity of $123.5 million, net of tax. In addition, effective for fiscal years ending after December 15, 2008, the new standard requires companies to measure benefit obligations and plan assets as of a Company’s fiscal year end (December 31, 2008 for Dover), using one of the methods prescribed in the standard. Dover adopted the new valuation date requirements using the 15-month alternative, as prescribed in the standard, which resulted in a charge of approximately $5.8 million, net of tax, to retained earnings during the fourth quarter of 2008.

Fair Value

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. For financial assets and liabilities, this statement is effective for fiscal periods beginning after November 15, 2007 and does not require any new fair value measurements. In February 2008, the FASB Staff Position No. 157-2 was issued which delayed the effective date of FASB Statement No. 157 to fiscal years beginning after November 15, 2008 for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The adoption of SFAS No. 157 did not have a material effect on Dover’s consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FASB Statement No. 115.” This statement permits entities to choose to measure many financial instruments and certain other items at fair value. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, including interim periods within that fiscal year. The Company did not elect the fair value option for any of its existing financial instruments as of December 31, 2008 and the Company has not determined whether or not it will elect this option for financial instruments it may acquire in the future.

2007

Effective January 1, 2007, the Company adopted FASB Interpretation No. 48 (“FIN 48”) which specifies the way companies are to account for uncertainty in income tax reporting, and prescribes a methodology for recognizing, reversing and measuring the tax benefits of a tax position taken, or expected to be taken, in a tax return. As a result of adopting the new standard, the Company recorded a $58.2 million increase to reserves as a “cumulative effect” decrease to opening retained earnings as of January 1, 2007, of which $53.4 million was included in continuing operations. Including this “cumulative effect” adjustment, the Company had unrecognized tax benefits, net of indirect benefits and deposits, of $190.5 million at January 1, 2007, of which $35.4 million related to accrued interest and penalties. The portion of the unrecognized tax benefits at January 1, 2007 included in continuing operations totaled $147.6 million, of which $28.0 million related to accrued interest and penalties.

2006

Effective January, 1 2006, Dover adopted Statement of Financial Accounting Standard No. 123(R), “Share Based Payment” (“SFAS No. 123(R)”), which no longer permits the use of the intrinsic value method under APB No. 25. The Company used the modified prospective method to adopt SFAS No. 123(R), which requires compensation expense to be recorded for all stock-based compensation granted on or after January 1, 2006, as well as the unvested portion of previously granted options. The Company records stock-based compensation expense on a straight-line basis, generally over the explicit service period of three years (except for retirement eligible employees and retirees). Awards granted to retirement eligible employees are expensed immediately and the Company shortens the vesting period for any employee who will become eligible to retire within the three-year explicit service period. Expense for these employees is be recorded over the period from the date of grant through the date the employee first becomes eligible to retire and is no longer required to provide service.

Recent Accounting Standards

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141(R)”). SFAS No. 141(R) retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. In general, the statement 1) broadens the guidance of SFAS No. 141, extending its applicability to all events where one entity obtains control over one or more other businesses, 2) broadens the use of fair value measurements used to recognize the assets acquired and liabilities assumed, 3) changes the accounting for acquisition related fees and restructuring costs incurred in connection with an acquisition, and 4) increases required disclosures. The Company will apply the provisions of this statement prospectively to business combinations for which the acquisition date is on or after January 1, 2009 and can only assess the impact of the standard once an acquisition is consummated.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“SFAS No. 161”). SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133 with the intent to provide users of financial statements with an enhanced understanding of: 1) How and why an entity uses derivative instruments; 2) How derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations; and 3) How derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company does not expect the adoption of SFAS No. 161 to have a material impact on its consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” This statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). This Statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The adoption of this statement did not have a material effect on the Company’s consolidated financial statements.

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

•	A 54 basis point increase or decrease in interest rates (10% of the Company’s weighted average long-term debt interest rate) would have an immaterial effect on the fair value of the Company’s long-term debt.

•	Commercial paper borrowings are at variable interest rates, and have maturities of three months or less. A 25 basis point increase or decrease in the interest rates (10% of the Company’s weighted average commercial paper interest rate) on commercial paper borrowings would have an immaterial impact on the Company’s pre-tax earnings.

•	All highly liquid investments, including highly liquid debt instruments purchased with an original maturity of three months or less, are considered cash equivalents. The Company places its investments in cash equivalents with high credit quality issuers and limits the amount of exposure to any one issuer. A 15 basis point decrease or increase in interest rates (10% of the Company’s weighted average interest rate) would have an immaterial impact on the Company’s pre-tax income.

•	Short-term investments consist of bank term deposits that have maturity dates that range from five to nine months. A 50 basis point decrease or increase in interest rates (10% of the Company’s weighted average interest rate) would have an immaterial impact on the Company’s pre-tax income.

•	As of December 31, 2008, the Company had one interest rate swap outstanding, as discussed in Note 9 to the Consolidated Financial Statements. The Company does not enter into derivative financial or derivative commodity instruments for trading or speculative purposes.

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

Item 8.	Financial Statements and Supplementary Data

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND
FINANCIAL STATEMENT SCHEDULE

Page

39	Management’s Report on Internal Control Over Financial Reporting
40	Report of Independent Registered Public Accounting Firm
42	Consolidated Statements of Operations (For the years ended December 31, 2008, 2007 and 2006)
43	Consolidated Balance Sheets (At December 31, 2008 and 2007)
44	Consolidated Statements of Stockholders’ Equity and Comprehensive Earnings (For the years ended December 31, 2008, 2007 and 2006)
45	Consolidated Statements of Cash Flows (For the years ended December 31, 2008, 2007 and 2006)
46-75	Notes to Consolidated Financial Statements
76	Financial Statement Schedule — Schedule II, Valuation and Qualifying Accounts

(All other schedules are not required and have been omitted)

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.

Based on its assessment under the criteria set forth in Internal Control — Integrated Framework, management concluded that, as of December 31, 2008, the Company’s internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

In making its assessment of internal control over financial reporting as of December 31, 2008, management has excluded those companies acquired in purchase business combinations during 2008, which included LANTEC Winch & Gear Inc., Brady’s Mining and Construction Supply Co., Neptune Chemical Pump Company and Hiltap Fittings Ltd. These companies are wholly-owned by the Company and their total revenue for the year ended December 31, 2008 represents approximately 0.7% of the Company’s consolidated total revenue for the same period and their assets represent approximately 1.5% of the Company’s consolidated assets as of December 31, 2008.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2008 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Dover Corporation:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Dover Corporation and its subsidiaries at December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in “Management’s Report on Internal Control Over Financial Reporting,” appearing under Item 8. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for uncertain income tax positions in 2007 and defined benefit pension and other postretirement obligations in 2006 and 2008.

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

As described in “Management’s Report on Internal Control Over Financial Reporting,” management has excluded LANTEC Winch & Gear Inc., Brady’s Mining and Construction Supply Co., Neptune Chemical Pump Company and Hiltap Fittings Ltd. from its assessment of internal control over financial reporting as of December 31, 2008 because they were acquired by the Company in purchase business combinations during 2008. We have also excluded LANTEC Winch & Gear Inc., Brady’s Mining and Construction Supply Co., Neptune Chemical Pump Company and Hiltap Fittings Ltd. from our audit of internal control over financial reporting. These companies are wholly owned by the Company and their total assets and revenue represent approximately 1.5% and 0.7%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2008.

/s/  PricewaterhouseCoopers LLP
New York, New York
February 20, 2009

DOVER CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2008	2007	2006
	(In thousands, except per share figures)

Revenue	$7,568,888	$7,317,270	$6,419,528
Cost of goods and services	4,838,881	4,697,768	4,127,528

Gross profit	2,730,007	2,619,502	2,292,000
Selling and administrative expenses	1,700,677	1,614,005	1,389,183

Operating earnings	1,029,330	1,005,497	902,817
Interest expense, net	96,037	89,589	77,004
Other expense (income), net	(12,726)	3,541	10,959

Total interest/other expense, net	83,311	93,130	87,963

Earnings before provision for income taxes and discontinued operations	946,019	912,367	814,854
Provision for income taxes	251,261	242,617	219,174

Earnings from continuing operations	694,758	669,750	595,680
Loss from discontinued operations, net	(103,927)	(8,670)	(33,898)

Net earnings	$590,831	$661,080	$561,782

Basic earnings (loss) per common share:
Earnings from continuing operations	$3.69	$3.33	$2.92
Loss from discontinued operations, net	(0.55)	(0.04)	(0.17)
Net earnings	3.13	3.28	2.76

Weighted average shares outstanding	188,481	201,330	203,773

Diluted earnings (loss) per common share:
Earnings from continuing operations	$3.67	3.30	$2.90
Loss from discontinued operations, net	(0.55)	(0.04)	(0.16)
Net earnings	3.12	3.26	2.73

Weighted average shares outstanding	189,269	202,918	205,497

Dividends paid per common share	$0.90	$0.77	$0.71

The following table is a reconciliation of the share amounts used in computing earnings per share:

	Years Ended December 31,
	2008	2007	2006

Weighted average shares outstanding — Basic	188,481	201,330	203,773
Dilutive effect of assumed exercise of employee stock options	788	1,588	1,724

Weighted average shares outstanding — Diluted	189,269	202,918	205,497

Anti-dilutive options/SAR’s excluded from diluted EPS computation	5,103	3,241	1,716

See Notes to Consolidated Financial Statements.

DOVER CORPORATION

CONSOLIDATED BALANCE SHEETS

	At December 31,	At December 31,
	2008	2007
	(In thousands)

Current assets:
Cash and equivalents	$547,409	$606,105
Short-term investments	279,460	—
Receivables, net of allowances of $32,647 and $32,211	1,013,174	1,104,090
Inventories, net	636,121	673,944
Prepaid and other current assets	64,335	84,377
Deferred tax asset	73,686	76,115

Total current assets	2,614,185	2,544,631

Property, plant and equipment, net	872,134	892,237
Goodwill	3,255,566	3,259,729
Intangible assets, net	952,409	1,051,650
Other assets and deferred charges	103,904	167,403
Assets of discontinued operations	69,106	152,757

Total assets	$7,867,304	$8,068,407

Current liabilities:
Notes payable and current maturities of long-term debt	$224,944	$638,649
Accounts payable	373,436	416,215
Accrued compensation and employee benefits	305,572	307,997
Accrued insurance	104,938	103,488
Other accrued expenses	209,619	185,397
Federal and other taxes on income	19,071	26,995

Total current liabilities	1,237,580	1,678,741

Long-term debt	1,860,729	1,452,003
Deferred income taxes	314,405	317,335
Other deferrals	582,601	618,620
Liabilities of discontinued operations	79,123	55,535
Commitments and contingent liabilities
Stockholders’ Equity:
Preferred stock	—	—
Common stock	246,615	244,548
Additional paid-in capital	455,228	353,031
Accumulated other comprehensive earnings	10,816	217,648
Retained earnings	5,286,458	4,870,460
Common stock in treasury	(2,206,251)	(1,739,514)

Total stockholders’ equity	3,792,866	3,946,173

Total liabilities and stockholders’ equity	$7,867,304	$8,068,407

See Notes to Consolidated Financial Statements.

DOVER CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND
COMPREHENSIVE EARNINGS

			Accumulated
	Common	Additional	Other			Total	Comprehensive
	Stock	Paid-In	Comprehensive	Retained	Treasury	Stockholders’	Earnings
	$1 Par Value	Capital	Earnings (Loss)	Earnings	Stock	Equity	(Loss)
	(In thousands, except per share figures)
Balance at 12/31/2005	$239,796	$122,181	$57,778	$4,004,944	$(1,095,176)	$3,329,523	$372,700
Net earnings	—	—	—	561,782	—	561,782	561,782
Dividends paid	—	—	—	(144,799)	—	(144,799)	—
Common stock issued for options exercised	2,486	74,941	—	—	—	77,427	—
Tax benefit from the exercise of stock options	—	15,316	—	—	—	15,316	—
Stock-based compensation expense	—	28,460	—	—	—	28,460	—
Common stock issued, net of cancellations	11	557	—	—	—	568	—
Common stock acquired	—	—	—	—	(48,329)	(48,329)	—
Translation of foreign financial statements	—	—	113,282	—	—	113,282	113,282
Unrealized holding losses, net of tax of $196	—	—	(364)	—	—	(364)	(364)
Minimum pension liability adjustment (SFAS No. 87)	—	—	1,660	—	—	1,660	1,660
Adjustment related to adoption of SFAS No. 158, net of tax of $68,446	—	—	(123,504)	—	—	(123,504)	—

Balance at 12/31/2006	242,293	241,455	48,852	4,421,927	(1,143,505)	3,811,022	$676,360

Cumulative effect of adoption of FIN 48 (See Note 2)	—	—	—	(58,157)	—	(58,157)	—
Net earnings	—	—	—	661,080	—	661,080	$661,080
Dividends paid	—	—	—	(154,390)	—	(154,390)	—
Common stock issued for options exercised	2,241	73,897	—	—	—	76,138	—
Tax benefit from the exercise of stock options	—	10,319	—	—	—	10,319	—
Stock-based compensation expense	—	26,714	—	—	—	26,714	—
Common stock issued, net of cancellations	14	646	—	—	—	660	—
Common stock acquired	—	—	—	—	(596,009)	(596,009)	—
Translation of foreign financial statements	—	—	116,933	—	—	116,933	116,933
Unrealized holding gains, net of tax of ($302)	—	—	561	—	—	561	561
SFAS No. 158 amortization and adjustment, net of tax of ($27,276)	—	—	51,302	—	—	51,302	51,302

Balance at 12/31/2007	244,548	353,031	217,648	4,870,460	(1,739,514)	3,946,173	$829,876

Effect of adoption of SFAS 158, change in measurement date	—	—	1,960	(5,762)	—	(3,802)	—
Net earnings	—	—	—	590,831	—	590,831	$590,831
Dividends paid	—	—	—	(169,071)	—	(169,071)	—
Common stock issued for options exercised	2,038	68,549	—	—	—	70,587	—
Tax benefit from the exercise of stock options	—	8,449	—	—	—	8,449	—
Stock-based compensation expense	—	24,367	—	—	—	24,367	—
Common stock issued, net of cancellations	29	832	—	—	—	861	—
Common stock acquired	—	—	—	—	(466,737)	(466,737)	—
Translation of foreign financial statements	—	—	(146,433)	—	—	(146,433)	(146,433)
Unrealized holding losses, net of tax of $582	—	—	(1,081)	—	—	(1,081)	(1,081)
SFAS No. 158 amortization and adjustment, net of tax of $31,923	—	—	(61,278)	—	—	(61,278)	(61,278)

Balance at 12/31/2008	$246,615	$455,228	$10,816	$5,286,458	$(2,206,251)	$3,792,866	$382,039

See Notes to Consolidated Financial Statements.

DOVER CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2008	2007	2006
	(In thousands)

Operating Activities of Continuing Operations
Net earnings	$590,831	$661,080	$561,782
Adjustments to reconcile net earnings to net cash from operating activities:
Loss from discontinued operations	103,927	8,670	33,898
Depreciation and amortization	261,154	243,776	195,840
Stock-based compensation	25,246	26,292	26,017
Provision for losses on accounts receivable	12,040	6,372	6,254
Deferred income taxes	33,459	(30,010)	(20,524)
Employee retirement benefits	36,275	49,900	43,580
Gain on sale of line of business	(7,518)	—	—
Other non-current, net	(33,081)	(70,012)	29,847
Changes in current assets and liabilities (excluding effects of acquisitions, dispositions and foreign exchange):
Decrease (increase) in accounts receivable	36,427	(13,927)	(47,577)
Decrease (increase) in inventories	27,128	60,662	(5,717)
Decrease (increase) in prepaid expenses and other assets	16,816	(16,203)	(5,761)
Increase (decrease) in accounts payable	(19,273)	(9,099)	10,127
Increase in accrued expenses	26,161	2,905	33,373
Increase (decrease) in accrued taxes	(43,815)	29,824	41,601
Contributions to defined benefit pension plan	(55,361)	(22,537)	(12,081)

Net cash provided by operating activities of continuing operations	1,010,416	927,693	890,659

Investing Activities of Continuing Operations
Purchase of short-term investments	(279,460)	—	—
Proceeds from the sale of property and equipment	13,248	24,195	18,916
Additions to property, plant and equipment	(175,795)	(173,653)	(191,937)
Proceeds from sales of businesses	92,774	90,966	445,905
Acquisitions (net of cash and cash equivalents acquired)	(103,761)	(273,610)	(1,116,780)

Net cash used in investing activities of continuing operations	(452,994)	(332,102)	(843,896)

Financing Activities of Continuing Operations
Increase (decrease) in notes payable, net	(412,723)	347,192	65,321
Reduction of long-term debt	(186,390)	(33,478)	(811)
Proceeds from long-term-debt	594,120	3,895	163,597
Purchase of treasury stock	(466,737)	(596,009)	(48,329)
Proceeds from exercise of stock options, including tax benefits	79,897	87,117	93,311
Dividends to stockholders	(169,071)	(154,390)	(144,799)

Net cash provided by (used in) financing activities of continuing operations	(560,904)	(345,673)	128,290

Cash Flows From Discontinued Operations
Net cash used in operating activities of discontinued operations	(7,592)	(46,458)	4,467
Net cash used in investing activities of discontinued operations	(1,805)	(4,251)	(11,238)

Net cash used in discontinued operations	(9,397)	(50,709)	(6,771)

Effect of exchange rate changes on cash	(45,817)	34,175	19,777

Net increase (decrease) in cash and cash equivalents	(58,696)	233,384	188,059
Cash and cash equivalents at beginning of period	606,105	372,721	184,662

Cash and cash equivalents at end of period	$547,409	$606,105	$372,721

Supplemental information — cash paid during the year for:
Income taxes	$212,348	$275,505	$158,776
Interest	$120,834	$112,243	$95,717

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

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. These estimates may be adjusted due to changes in future economic, industry or customer financial conditions, as well as changes in technology or demand. Significant estimates include allowances for doubtful accounts receivable, net realizable value of inventories, restructuring reserves, valuation of goodwill and intangible assets, pension and post retirement assumptions, useful lives associated with amortization and depreciation of intangibles and fixed assets, warranty reserves, income taxes and tax valuation reserves, environmental reserves, legal reserves, insurance reserves and the valuations of discontinued assets and liabilities.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, demand deposits and short-term investments which are highly liquid in nature and have original maturities at the time of purchase of three months or less.

Short-Term Investments

Short-term investments consist of bank term deposits that have original maturity dates that range from six to nine months. At December 31, 2008 the Company has $279.5 million of bank term deposits that earn a weighted average interest rate of 4.68%.

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

DOVER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fair Value of Financial Instruments

The carrying amount of cash and cash equivalents, trade receivables, accounts payable, notes payable and accrued expenses approximates fair value due to the short maturity, less than one year, of these instruments.

Inventories

Inventories for the majority of the Company’s subsidiaries, including all international subsidiaries, are stated at the lower of cost, determined on the first-in, first-out (FIFO) basis, or market. Other domestic inventory is stated at cost, determined on the last-in, first-out (LIFO) basis, which is less than market value. Future inventory valuations could differ from management’s estimates due to changes in economic, industry or customer financial conditions, as well as unanticipated changes in technology or demand.

Property, Plant and Equipment

Property, plant and equipment includes the historic cost of land, buildings, equipment and significant improvements to existing plant and equipment or in the case of acquisitions, a fair market value appraisal of such assets completed at the time of acquisition. Expenditures for maintenance, repairs and minor renewals are expensed as incurred. When property or equipment is sold or otherwise disposed of, the related cost and accumulated depreciation is removed from the respective accounts and the gain or loss realized on disposition is reflected in earnings. Depreciation expense was $159.3 million in 2008, $151.7 million in 2007, and $128.8 million in 2006 and was calculated on a straight-line basis for assets acquired during all periods presented. The Company depreciates its assets over their estimated useful lives as follows: buildings 5 to 31.5 years; machinery and equipment 3 to 7 years; furniture and fixtures 3 to 7 years; and vehicles 3 years.

Derivative Instruments

The Company periodically enters into financial transactions specifically to hedge its exposures to various items, including, but not limited to, interest rate and foreign exchange rate risk. Through various programs, the Company hedges its cash flow exposures to foreign exchange rate risk by entering into foreign exchange forward contracts and collars. The Company does not enter into derivative financial instruments for speculative purposes and does not have a material portfolio of derivative financial instruments.

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

Tests for hedge ineffectiveness are conducted periodically and any ineffectiveness found is recognized in the statement of operations. The fair market value of all outstanding transactions is recorded in Other assets and deferred charges, or in the Other deferrals section of the balance sheet, as applicable. The corresponding change in value of the hedged assets/liabilities is recorded directly in that section of the balance sheet.

DOVER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At December 31, 2008, the Company had open foreign exchange forward purchase contracts expiring through December 2009 related to fair value hedges of foreign currency exposures. The fair values of these contracts were based on quoted market prices for identical instruments as of December 31, 2008 (Level 1 under the SFAS No. 157, “Fair Value Measurements” hierarchy).

The details of the open contracts as of December 31, 2008 are as follows:

	US Dollars Sold
	Expiration From 12/31/08
	Less Than 1				Average
Forward Currencies Purchased	Month	2-3 Months	4-6 Months	7-12 Months	Contract Rate
	(In thousands)

Great Britain Pounds	$—	$35,107	$—	$—	1.4867
Euros	85,558	—	—	—	1.3885
Singapore Dollars	566	—	—	—	1.5015
Chinese Yuan	2,320	5,200	9,840	21,520	6.6915

			US Dollar
Collar	Put	Call	Value

US Dollar to Euro	1.460	1.526	$3,000	Maturities from 3/12/2009 — 12/2009

Goodwill

Goodwill is the excess of the acquisition cost of businesses over the fair value of the identifiable net assets acquired. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” the Company does not amortize goodwill. Instead, goodwill is tested for impairment annually unless indicators of impairment exist, such as a significant sustained change in the business climate, during the interim periods.

For 2008 and 2007, the Company identified 10 and 11 reporting units, respectively, for its annual goodwill test which was performed as of September 30. Step one of the test compared the fair value of the reporting unit using a discounted cash flow method to its book value. This method uses the Company’s own market assumptions which are reasonable and supportable. Step two, which compares the book value of the goodwill to its implied fair value, was not necessary since there were no indicators of potential impairment from step one. For information related to the amount of the Company’s goodwill by segment, see Note 7.

Indefinite-Lived Intangible Assets

Similar to goodwill, the Company tests indefinite-lived, intangible assets (primarily trademarks) at least annually unless indicators of impairment exist, such as a significant sustained change in the business climate, during the interim periods. In performing these tests, the Company uses a discounted cash flow method to calculate and compare the fair value of the intangible to its book value. This method uses the Company’s own market assumptions which are reasonable and supportable. If the fair value is less than the book value of the intangibles, an impairment charge would be recognized. For information related to the amount of the Company’s intangible asset classes, see Note 7.

Long-Lived Assets

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” long — lived assets (including intangible assets that are amortized) are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, such as a significant sustained change in the business climate, during the interim periods. If an indicator of impairment exists for any grouping of assets, an estimate of undiscounted future cash flows is produced and compared to its carrying value. If an asset is determined to be impaired, the loss is measured by the excess of the carrying amount of the asset over its

DOVER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

fair value as determined by an estimate of discounted future cash flows. There were no indicators of impairment noted during 2008, therefore no tests were performed for long-lived assets.

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

Stock-Based Compensation

The Company records stock-based compensation expense on a straight-line basis, generally over the explicit service period of three years (except for retirement eligible employees and retirees). Awards granted to retirement eligible employees are expensed immediately and the Company shortens the vesting period, for expensing purposes, for any employee who will become eligible to retire within the three-year explicit service period. Expense for these employees is recorded over the period from the date of grant through the date the employee first becomes eligible to retire and is no longer required to provide service. For additional information related to stock-based compensation, including activity for 2008, 2007 and 2006, see Note 10.

Income Taxes

The provision for income taxes on continuing operations includes federal, state, local and non-U.S. taxes. Tax credits, primarily for research and experimentation and non-U.S. earnings, export programs, and U.S. manufacturer’s tax deduction are recognized as a reduction of the provision for income taxes on continuing operations in the year in which they are available for tax purposes. Deferred taxes are provided on temporary differences between assets and liabilities for financial and tax reporting purposes as measured by enacted tax rates expected to apply when temporary differences are settled or realized. Future tax benefits are recognized to the extent that realization of those benefits is considered to be more likely than not. A valuation allowance is established for deferred tax assets for which realization is not assured. The Company has not provided for any residual U.S. income taxes on unremitted earnings of non-U.S. subsidiaries as such earnings are currently intended to be indefinitely reinvested.

DOVER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Effective January 1, 2007, the Company adopted FASB Interpretation No. 48 (“FIN 48”) which specifies the way companies are to account for uncertainty in income tax reporting, and prescribes a methodology for recognizing, reversing and measuring the tax benefits of a tax position taken, or expected to be taken, in a tax return. As a result of adopting FIN 48, the Company recorded a $58.2 million increase to reserves as a “cumulative effect” decrease to opening retained earnings as of January 1, 2007, of which $53.4 million was included in continuing operations. Including this “cumulative effect” adjustment, the Company had unrecognized tax benefits, net of indirect benefits and deposits, of $190.5 million at January 1, 2007, of which $35.4 million related to accrued interest and penalties. The portion of the unrecognized tax benefits at January 1, 2007 included in continuing operations totaled $147.6 million, of which $28.0 million related to accrued interest and penalties. For additional information on the Company’s income taxes and unrecognized tax benefits, see Note 11.

Research and Development Costs

Research and development costs, including qualifying engineering costs, are expensed when incurred and amounted to $189.2 million in 2008, $193.2 million in 2007 and $168.9 million in 2006.

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

Employee Benefit Plans

Effective December 31, 2006, Dover adopted SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an Amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS No. 158”). For additional information on the impact of adopting SFAS No. 158, see Note 2 “Adoption of New Accounting Standards” below and for additional detail related to Dover’s employee benefit plans, see Note 13.

Recent Accounting Standards

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141(R)”). SFAS No. 141(R) retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. In general, the statement 1) broadens the guidance of SFAS No. 141, extending its applicability to all events where one entity obtains control over one or more other businesses, 2) broadens the use of fair value measurements used to recognize the assets acquired and liabilities assumed, 3) changes the accounting for acquisition related fees and restructuring costs incurred in connection with

DOVER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

an acquisition, and 4) increases required disclosures. The Company will apply the provisions of this statement prospectively to business combinations for which the acquisition date is on or after January 1, 2009 and can only assess the impact of the standard once an acquisition is consummated.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“SFAS No. 161”). SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133 with the intent to provide users of financial statements with an enhanced understanding of: 1) How and why an entity uses derivative instruments; 2) How derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations; and 3) How derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company does not expect the adoption of SFAS No. 161 to have a material impact on its consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” This statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). This Statement was effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The adoption of this statement did not have a material effect on the Company’s consolidated financial statements.

In April 2008, the FASB issued FASB Staff Position No. 142-3 “Determination of the Useful Life of Intangible Assets” (“FSP No. 142-3”) to improve the consistency between the useful life of a recognized intangible asset (under SFAS No. 142) and the period of expected cash flows used to measure the fair value of the intangible asset (under SFAS No. 141(R)). FSP No. 142-3 amends the factors to be considered when developing renewal or extension assumptions that are used to estimate an intangible asset’s useful life under SFAS No. 142. The guidance in the new staff position is to be applied prospectively to intangible assets acquired after December 31, 2008. In addition, FSP No. 142-3 increases the disclosure requirements related to renewal or extension assumptions. The Company will apply the provisions of this statement prospectively to business combinations for which the acquisition date is on or after January 1, 2009 and can only assess the impact of the standard once an acquisition is consummated.

2.	Adoption of New Accounting Standards

Pensions

Effective December 31, 2006, Dover adopted SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an Amendment of Financial Accounting Standards Board (“FASB”) Statements No. 87, 88, 106, and 132(R)” (“SFAS No. 158”). SFAS No. 158 required companies to report the funded status of their defined benefit pension and other postretirement benefit plans on their balance sheets as a net liability or asset. Upon adoption at December 31, 2006, Dover recorded a net reduction to stockholders’ equity of $123.5 million, net of tax. In addition, effective for fiscal years ending after December 15, 2008, the new standard

DOVER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

required companies to measure benefit obligations and plan assets as of a Company’s fiscal year end (December 31, 2008 for Dover), using one of the methods prescribed in the standard. Dover adopted the new valuation date requirements using the 15-month alternative, as prescribed in the standard, which resulted in a charge of approximately $5.8 million, net of tax, to retained earnings during the fourth quarter of 2008.

Fair Value

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. For financial assets and liabilities, this statement was effective for fiscal periods beginning after November 15, 2007 and did not require any new fair value measurements. In February 2008, FASB Staff Position No. 157-2 was issued which delayed the effective date of FASB Statement No. 157 to fiscal years beginning after November 15, 2008 for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The adoption of SFAS No. 157 did not have a material effect on Dover’s consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FASB Statement No. 115.” This statement permits entities to choose to measure many financial instruments and certain other items at fair value. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, including interim periods within that fiscal year. The Company did not elect the fair value option for any of its existing financial instruments as of December 31, 2008 and the Company has not determined whether or not it will elect this option for financial instruments it may acquire in the future.

3.	Acquisitions

All of the Company’s acquisitions have been accounted for under SFAS No. 141, “Business Combinations.” Accordingly, the accounts of the acquired companies, after adjustments to reflect fair market values assigned to assets and liabilities, have been included in the consolidated financial statements from their respective dates of acquisition. The 2008 acquisitions (see list below) are wholly-owned and had an aggregate cost of $103.8 million, net of cash acquired, at the date of acquisition. There is no material contingent consideration related to the acquisitions at December 31, 2008. In connection with certain acquisitions, at December 31, 2008 and 2007, the Company had reserves related to severance and facility closings of $27.9 million and $26.8 million, respectively. During 2008, the Company recorded purchase accounting reserves related to acquisitions of $5.6 million and paid $4.5 million. The reserves were recorded as of the date of acquisition and in accordance with the provisions of Emerging Issues Task Force Issue No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination.”

2008 Acquisitions

Date	Type	Acquired Companies	Location (Near)	Segment	Platform	Company

1-Mar	Stock	LANTEC Winch and Gear, Inc.	Langley, B.C.	Industrial Products	Material Handling	Tulsa Winch
Manufacturer of hydraulic winches, hoists and gear reducers, serving the oil and gas, infrastructure and marine markets.
1-Apr	Asset	Brady’s Mining & Construction Supply Co.	St. Louis, Missouri	Fluid Management	Energy	EPG
Manufacturer of diamond roof drill bits and support products specifically designed for underground mining operations.
10-Apr	Asset	Neptune Chemical Pump Company	Lansdale, PA	Fluid Management	Fluid Solutions	Pump Solutions Group
Manufacturer of chemical metering pumps, chemical feed systems and peripheral products.
31-Dec	Stock	Hiltap Fittings Ltd	Calgary, Alberta	Fluid Management	Fluid Solutions	OPW FTG
Manufacturer of high and low temperature & pressure sealing and product recovery technologies.

DOVER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For certain acquisitions that occurred in 2008, the Company is in the process of obtaining or finalizing appraisals of tangible and intangible assets and it is continuing to evaluate the initial purchase price allocations, as of the acquisition date, which will be adjusted as additional information relative to the fair values of the assets and liabilities of the businesses becomes known. Accordingly, management has used their best estimate in the initial purchase price allocation as of the date of these financial statements.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed as of the dates of the 2008 acquisitions and the amounts assigned to goodwill and intangible asset classifications:

2008
(In thousands)

Current assets, net of cash acquired	$21,538
PP&E	4,528
Goodwill	56,393
Intangibles	31,852

Total assets acquired	114,311

Total liabilities assumed	(10,550)

Net assets acquired	$103,761

The amounts assigned to goodwill and major intangible asset classifications by segment for the 2008 acquisitions are as follows:

				Average
	Fluid	Industrial		Amortization
	Management	Products	Total	Period (Years)
	(dollar amounts in thousands)

Goodwill — Tax deductible	$42,405	$623	$43,028	N/A
Goodwill — Non-tax deductible	1,467	11,898	13,365	N/A
Trademarks	6,590	991	7,581	15
Patents	2,558	—	2,558	13
Customer intangibles	13,730	7,783	21,513	9
Unpatented technologies	200	—	200	5

	$66,950	$21,295	$88,245

DOVER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2007 Acquisitions

Date	Type	Acquired Companies	Location (Near)	Segment	Platform	Operating Company

31-Jan	Stock	Biode	Westbrook, ME	Electronic Technologies	N/A	Vectron
Designer and manufacturer of fluid viscosity sensors and viscometer readers.
28-Feb	Asset	Pole/Zero Corporation	West Chester, OH	Electronic Technologies	N/A	MPG
Designer and manufacturer of radio frequency filters that resolve wireless communication interference issues.
31-Mar	Asset	Theta Oilfield Services	Brea, CA	Fluid Management	Energy	EPG
Provider of oilwell optimization software.
31-Jul	Asset	Hanmecson International	Haimen, China	Industrial Products	Mobile Equipment	Rotary Lift
Manufacturer of vehicle lifts including lifts for residential and car enthusiast markets.
18-Sep	Stock	Griswold Pump	Thomasville, GA	Fluid Management	Fluid Solutions	Pump Solutions Group
Manufacturer of centrifugal pumps and peripheral products.
1-Nov	Stock	Windrock Inc.	Knoxville, TN	Fluid Management	Energy	GEG
Manufacturer of portable and online monitoring and diagnostic equipment used in the gas, oil, petrochemical, marine and power generation industries.
18-Dec	Asset	Industrial Motion Control LLC	Wheeling, IL	Industrial Products	Material Handling	DE-STA-CO
Industrial automation manufacturer of mechanical motion control products.

Pro Forma Information

The following unaudited pro forma information illustrates the effect on Dover’s revenue and net earnings for the twelve-month periods ended December 31, 2008 and 2007, assuming that the 2008 and 2007 acquisitions had all taken place on January 1, 2007.

	Years Ended December 31,
	2008	2007
	(In thousands, except per share figures)

Revenue from continuing operations:
As reported	$7,568,888	$7,317,270
Pro forma	7,586,656	7,475,872
Net earnings from continuing operations:
As reported	$694,758	$669,750
Pro forma	695,421	681,750
Basic earnings per share from continuing operations:
As reported	$3.69	$3.33
Pro forma	3.69	3.39
Diluted earnings per share from continuing operations:
As reported	$3.67	$3.30
Pro forma	3.67	3.36

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

DOVER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Inventories

The following table displays the components of inventory:

	At December 31,	At December 31,
	2008	2007
	(In thousands)

Raw materials	$319,407	$314,504
Work in progress	144,017	161,750
Finished goods	231,507	249,678

Subtotal	694,931	725,932
Less LIFO reserve	58,810	51,988

Total	$636,121	$673,944

At December 31, 2008 and 2007, domestic inventories, net determined by the LIFO inventory method amounted to $56.4 million and $66.7 million, respectively.

5.	Property, Plant & Equipment

The following table details the components of property, plant & equipment, net:

	At December 31,	At December 31,
	2008	2007
	(In thousands)

Land	$49,015	$54,579
Buildings and improvements	547,223	527,429
Machinery, equipment and other	1,792,615	1,777,028

	2,388,853	2,359,036
Accumulated depreciation	(1,516,719)	(1,466,799)

Total	$872,134	$892,237

6.	Accrued Expenses

The following table details the major components of other current accrued expenses:

	At December 31,	At December 31,
	2008	2007
	(In thousands)

Warranty	$44,174	$47,010
Taxes other than income	25,454	22,546
Unearned revenue	14,356	15,006
Accrued interest	28,839	19,491
Legal and environmental	6,064	5,639
Restructuring and exit	10,112	4,337
Other	80,620	71,368

	$209,619	$185,397

DOVER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

From time to time, the Company will initiate various restructuring programs at its operating companies or record severance and exit costs in connection with purchase accounting for acquisitions (see Note 3 for additional detail). During the latter half of 2008, the Company announced plans to increase the amount of restructuring efforts in response to the significant decline in global economic activity. The Company expects further restructuring plans to occur in 2009 resulting in costs of approximately $40.0 million. Restructuring charges are recorded primarily in Selling and administrative expenses in the Consolidated Statement of Operations. The following table details the Company’s severance and exit reserve activity during 2008:

	Severance	Exit	Total
	(In thousands)

At December 31, 2007(A)	$5,762	$22,668	$28,430
Provision	14,980	12,384	27,364
Purchase accounting	2,933	2,698	5,631
Payments	(16,094)	(12,035)	(28,129)
Other, including impairments	(378)	(1,961)	(2,339)

At December 31, 2008(B)	$7,203	$23,754	$30,957

(A)	Includes $26.8 million related to purchase accounting accruals.

(B)	Includes $27.9 million related to purchase accounting accruals.

7.	Goodwill and Other Intangible Assets

The changes in the carrying value of goodwill by segment through the year ended December 31, 2008 are as follows:

			Other				Other
			Adjustments				Adjustments
			Primarily				Primarily
		2007	Currency			2008	Currency
	12/31/06	Acquisitions	Translations		12/31/07	Acquisitions	Translations		12/31/08
	(In thousands)

Electronic Technologies	$963,018	$51,269	$10,570		$1,024,857	$—	$(48,151	)(B)	$976,706
Industrial Products	877,465	32,368	(4,336)		905,497	12,521	1,197		919,215
Fluid Management	501,800	27,635	6,728		536,163	43,872	(8,814)		571,221
Engineered Systems	771,940	—	21,272	(A)	793,212	—	(4,788)		788,424

Total	$3,114,223	$111,272	$34,234		$3,259,729	$56,393	$(60,556)		$3,255,566

(A)	Increase includes final purchase accounting adjustments of $18.0 million related to the December 2006 acquisition of Markem Corp., with the remainder due to currency translation.

(B)	Includes $38.0 million related to the sale of Rasco.

DOVER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table provides the gross carrying value and accumulated amortization for each major class of intangible assets:

	At December 31, 2008			At December 31, 2007
	Gross Carrying	Accumulated	Average	Gross Carrying	Accumulated
	Amount	Amortization	Life (years)	Amount	Amortization
	(dollar amounts
	in thousands)

Amortized Intangible Assets:
Trademarks	$32,223	$12,453	29	$40,943	$13,684
Patents	129,233	79,241	13	131,106	74,153
Customer Intangibles	681,636	200,169	9	678,970	141,203
Unpatented Technologies	129,303	61,871	9	153,364	55,984
Non-Compete Agreements	3,475	3,400	5	4,348	4,315
Drawings & Manuals	13,653	5,441	5	13,597	4,368
Distributor Relationships	72,413	17,193	20	72,444	13,302
Other	22,725	10,270	14	18,839	8,443

Total	1,084,661	390,038	11	1,113,611	315,452

Unamortized Intangible Assets:
Trademarks	257,786			253,491

Total Intangible Assets	$1,342,447	$390,038		$1,367,102	$315,452

Total intangible amortization expense for the twelve months ended December 31, 2008, 2007 and 2006 was $101.9 million, $92.1 million and $67.0 million, respectively. Amortization expense, based on current intangible balances is estimated to be $96.1 million in 2009, $95.6 million in 2010, $92.3 million in 2011, $76.1 million in 2012 and $74.3 million in 2013.

8.	Dispositions

During 2008 the Company closed on a sale of a line of business in the Electronic Technologies segment resulting in a $7.5 million ($7.5 million after-tax) gain, which was recorded in Selling and administrative expenses in the Consolidated Statement of Operations.

In addition, during 2008, the Company discontinued one business and completed the sale of one previously discontinued business. At December 31, 2008, only one business remains held for sale. The major classes of discontinued assets and liabilities included in the Consolidated Balance Sheets are as follows:

	At December 31,	At December 31,
	2008	2007
	(In thousands)

Assets of Discontinued Operations
Current assets	$32,498	$38,360
Non-current assets	36,608	114,397

	$69,106	$152,757

Liabilities of Discontinued Operations
Current liabilities	$13,371	$25,987
Non-current liabilities	65,752	29,548

	$79,123	$55,535

DOVER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In addition to the entity currently held for sale in discontinued operations, the assets and liabilities of discontinued operations include residual amounts related to businesses previously sold. These residual amounts include property, plant and equipment, deferred tax assets, short and long-term reserves, and contingencies.

Summarized results of the Company’s discontinued operations are detailed in the following table:

	Years Ended December 31,
	2008	2007	2006
	(In thousands)

Revenue	$84,065	$169,924	$779,960

Loss on sale, net of taxes(1)	$(101,692)	$(4,086)	$(37,362)
Earnings (loss) from operations before taxes	(3,886)	(14,619)	4,593
Benefit (provision) for income taxes related to operations	1,651	10,035	(1,129)

Loss from discontinued operations, net of tax	$(103,927)	$(8,670)	$(33,898)

(1)	Includes impairments and other adjustments to previously sold discontinued operations.

Additional information related to the after-tax loss on sale of $101.7 million recorded in discontinued operations during 2008 is as follows:

•	During the fourth quarter of 2008, the Company recorded an additional $21.3 million ($21.3 million after tax) write-down to the carrying value of Triton, an operating company previously included in the Engineered Systems segment, to its estimated fair market value and recorded other gains of $0.6 million after tax related to previously sold companies.

•	In addition, during the fourth quarter of 2008, the Company reached final settlement on certain Federal tax matters related to businesses previously discontinued and sold, resulting in a charge of approximately $15.0 million in discontinued operations. Also, consistent with FIN 48, the Company recognized certain state tax assessments related to previously sold discontinued operations, resulting in a charge of approximately $13.0 million and other adjustments totaling a benefit of approximately $0.8 million, after tax.

•	During the third quarter of 2008, the Company completed the sale of a previously discontinued business and recorded other adjustments, resulting in a net loss of approximately $0.7 million, after tax.

•	During the second quarter of 2008, the Company discontinued Triton and reclassified Crenlo, which had been included in discontinued operations since the third quarter of 2007, into the Industrial Products segment. In the second quarter of 2008, the Company recorded a $51.1 million ($51.1 million after tax) write-down to the carrying value of Triton to its estimated fair market value.

•	During the first quarter of 2008, the Company recorded adjustments to the carrying value of a business held for sale and other adjustments resulting in a net after tax loss of approximately $2.0 million.

During 2007, the Company discontinued two businesses, of which one was sold during the same year. In addition, the Company sold five businesses that were previously discontinued. Additional information related to the after-tax loss on sale of $17.1 million recorded in discontinued operations during 2007 is as follows:

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

During 2006, the Company discontinued thirteen businesses, of which eight were sold during 2006. In addition, the Company sold two businesses that were previously discontinued in 2005. Additional information related to the significant items included in the after-tax loss on sale of $37.4 million recorded in discontinued operations during 2006 is as follows:

•	During the fourth quarter of 2006, the Company finalized the sales of five previously discontinued businesses, including Alphasem, Vitronics Soltec, Universal Instruments and Hover Davis. In addition, the Company discontinued three small businesses and adjusted the carrying value of a previously discontinued business resulting in a net loss of $38.9 million ($27.0 million after-tax).

•	During the third quarter of 2006, the Company finalized the sales of four previously discontinued businesses, including Mark Andy, RPA Process Technologies and Heil Truck. As a result of the gains on the sales ($27.2 million net of tax) and adjustments to the carrying value of other previously discontinued businesses ($21.6 million net of tax), the Company recorded a $5.6 million gain, net of tax.

•	During the second quarter of 2006, the Company discontinued seven businesses, including Universal Instruments, Alphasem, Vitronics Soltec, Mark Andy, Kurz Kasch and Heil Truck, and as a result, recorded a $106.5 million write-down ($87.9 million after-tax) of the carrying values of these businesses to their estimated fair market value.

•	During the first quarter of 2006, Dover completed the sale of Tranter PHE, a business discontinued in the fourth quarter of 2005, resulting in a pre-tax gain of approximately $109.0 million ($85.5 million after-tax). In addition, during the first quarter of 2006, the Company discontinued and sold a business for a loss of $2.5 million ($2.2 million after-tax). Also, during the first quarter of 2006, the Company discontinued an operating company, comprised of two businesses, resulting in an impairment of approximately $15.4 million ($14.4 million after-tax).

9.	Lines of Credit and Debt

During the second quarter ended June 30, 2008, the Company repaid its $150 million 6.25% Notes due June 1, 2008. In addition, on March 14, 2008, Dover issued $350 million of 5.45% notes due 2018 and $250 million of 6.60% notes due 2038. The net proceeds of $594.1 million from the notes were used to repay borrowings under Dover’s commercial paper program, and were reflected in long-term debt in the Consolidated Balance Sheet at December 31, 2008. The notes and debentures are redeemable at the option of Dover in whole or in part at any time at a redemption price that includes a make-whole premium, with accrued interest to the redemption date.

During the first quarter of 2008, Dover entered into several interest rate swaps in anticipation of the debt financing completed on March 14, 2008 which, upon settlement, resulted in a net gain of $1.2 million which was deferred and will be amortized over the life of the related notes.

There is presently one outstanding swap agreement for a total notional amount of $50.0 million, or CHF65.1 million, which swaps the U.S. dollar 6-month LIBOR rate and the Swiss Franc 6-month LIBOR rate. This agreement hedges a portion of the Company’s net investment in non-U.S. operations and the fair value outstanding at December 31, 2008 was a loss of $12.0 million which was based on quoted market prices for similar instruments (uses Level 2 inputs under the SFAS No. 157 hierarchy). This hedge is effective.

DOVER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During the third quarter of 2008, the Company entered into a foreign currency hedge which was subsequently settled within the quarter. As a result of terminating the hedge, the Company recorded a gain of $2.4 million in the third quarter ended September 30, 2008.

On November 9, 2007, the Company entered into a $1 billion 5-year unsecured revolving credit facility with a syndicate of banks (the “Credit Agreement”) which replaced a facility with substantially similar terms. At the Company’s election, loans under the Credit Agreement will bear interest at a Eurodollar or Sterling rate based on LIBOR, plus an applicable margin ranging from 0.130% to 0.35% (subject to adjustment based on the rating accorded the Company’s senior unsecured debt by S&P and Moody’s), or at a base rate pursuant to a formula defined in the Credit Agreement. In addition, the Credit Agreement requires the Company to pay a facility fee and a utilization fee in certain circumstances and imposes various restrictions on the Company such as, among other things, the requirement for the Company to maintain an interest coverage ratio of EBITDA to consolidated net interest expense of not less than 3.5 to 1. The Company was in compliance with all of its debt covenants at December 31, 2008 and had a coverage ratio of 13.5 to 1. The Company primarily uses this facility as liquidity back-up for its commercial paper program and has not drawn down any loans under the $1 billion facility and does not anticipate doing so. As of December 31, 2008, the Company had commercial paper outstanding in the principal amount of $191.5 million.

During the third quarter of 2006, the Company closed a structured five-year, non-interest bearing, $165.1 million amortizing loan with a non-US lender, which also included a participation fee received by the Company of $9.9 million. The loan was recorded at face value. The Company also expects to incur a total of $5.7 million in debt related issuance costs over the course of the loan. Beginning in April 2007, the repayment schedule requires payments every April and September with the final payment to be made in July 2011. The participation fee will be amortized ratably into Other Expense (income), net over the term of the loan and is recorded in Other Deferrals in the Consolidated Balance Sheet. The loan agreement includes a put and call provision that could have been exercised starting in June 2008 though the end of the loan term.

In November 2008, the Canadian Dollar Credit Facility with the Bank of Nova Scotia expired. The Company did not renew the facility in 2008.

Notes payable shown on the consolidated balance sheets for 2008 and 2007 principally represented commercial paper issued in the U.S. The weighted average interest rate for short-term borrowings for the years 2008 and 2007 was 2.4% and 5.1%, respectively.

Dover’s long-term debt with a book value of $1,892.9 million, of which $32.2 million matures in less than one year, had a fair value of approximately $2,018.5 million at December 31, 2008. On December 31, 2007, the Company’s long-term debt instruments had a book value of $1,485.2 million and a fair value of approximately $1,496.0 million. The estimated fair value of the long-term debt is based on quoted market prices for similar issues.

A summary of the Company’s long-term debt is as follows for the years ended December 31:

		Weighted	Weighted
		Average	Average Effective
	Maturities	Interest Rate	Interest Rate	2008	2007
	(In thousands)

Notes* (Face value $1,400,624 and $983,563, respectively)	2010 to 2038	5.44%	5.73%	$1,393,505	$981,780
Debentures ** (Face value $500,000 and $500,000, repectively)	2028 to 2035	5.89%	5.95%	495,039	494,843
Other long-term debt, including capital leases				4,379	8,555

Total long-term debt				1,892,923	1,485,178
Less current installments				32,194	33,175

Long-term debt, excluding current installments				$1,860,729	$1,452,003

*	Includes unamortized discount of $7.1 million and $1.8 million in 2008 and 2007, respectively.

**	Includes unamortized discount of $5.0 million and $5.2 million in 2008 and 2007, respectively.

DOVER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Annual repayments of long-term debt are $32.2 million in 2009, $38.1 million in 2010, $434.2 million in 2011, $0.0 million in 2012, $0.3 million in 2013 and $1,388.1 million thereafter.

The Company may, from time to time, enter into interest rate swap agreements to manage its exposure to interest rate changes. Interest rate swaps are agreements to exchange fixed and variable rate payments based on notional principal amounts.

10.	Equity and Cash Incentive Program

2005 Equity and Cash Incentive Plan

On April 20, 2004, the stockholders approved the Dover Corporation 2005 Equity and Cash Incentive Plan (the “2005 Plan”) to replace the 1995 Incentive Stock Option Plan and 1995 Cash Performance Program (the “1995 Plan”), which expired on January 30, 2005. Under the 2005 Plan, a maximum aggregate of 20 million shares are reserved for grants (non-qualified and incentive stock options, stock appreciation rights (“SARs”), and restricted stock) to key personnel between February 1, 2005 and January 31, 2015, provided that no incentive stock options shall be granted under the plan after February 11, 2014 and a maximum of one million shares may be granted as restricted stock. The exercise price of options and SARs may not be less than the fair market value of the stock at the time the awards are granted. The period during which these options and SARs are exercisable is fixed by the Company’s Compensation Committee at the time of grant, but generally may not commence sooner than three years after the date of grant, and may not exceed ten years from the date of grant. All stock options or SARs issued under the 1995 Plan or the 2005 Plan vest after three years of service and expire at the end of ten years. All stock options and SARs are granted at regularly scheduled quarterly Compensation Committee meetings (usually only at the meeting during the first quarter) and have an exercise price equal to the closing price of Dover’s stock on the New York Stock Exchange on the date of grant. New common shares are issued when options or SARs are exercised.

In 2008, the Company issued 2,234,942 SARs under the 2005 Plan. No stock options were issued in 2008 and the Company does not anticipate issuing stock options in the future. The fair value of each grant was estimated on the date of grant using a Black-Scholes option-pricing model with the following assumptions:

	2008 Grant	2007 Grant	2006 Grant
	SARs	SARs	SARs

Risk-free interest rate	3.21%	4.84%	4.63%
Dividend yield	1.86%	1.43%	1.52%
Expected life (years)	6.5	6.5	8
Volatility	26.09%	28.25%	30.73%
Option grant price	$42.30	$50.60	$46.00
Fair value of options granted	$10.97	$16.65	$17.01

DOVER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of activity for SARs and stock options for the years ended December 31, 2008, 2007, and 2006 is as follows:

	SARs				Stock Options
				Weighted					Weighted
				Average					Average
		Weighted		Remaining		Weighted			Remaining
		Average	Aggregate	Contractual		Average			Contractual
		Exercise	Intrinsic	Term		Exercise	Aggregate		Term
	Shares	Price	Value	(Years)	Shares	Price	Intrinsic Value		(Years)

Outstanding at 1/1/2006					13,598,833	$34.61
Granted	1,886,989	$46.00
Forfeited	(171,479)	46.00			(336,319)	38.73
Exercised	—	—	$—		(2,485,219)	30.71	$42,055,643

Outstanding at 12/31/2006	1,715,510	46.00	5,524,224	9.10	10,777,295	35.38	149,127,629

Exercisable at December 31, 2006 through February 14, 2013					6,708,069	$32.86

Outstanding at 1/1/2007	1,715,510	$46.00			10,777,295	35.38
Granted	1,731,882	50.60			—	—
Forfeited	(206,166)	48.11			(276,125)	37.02
Exercised	—	—	$—		(2,240,440)	33.74	$34,095,507

Outstanding at 12/31/2007	3,241,226	48.32	2,072,808	8.61	8,260,730	35.77	108,935,136

Exercisable at December 31, 2007 through February 14, 2014					6,253,310	$35.06

Outstanding at 1/1/2008	3,241,226	$48.32			8,260,730	$35.77
Granted	2,234,942	42.30			—	—
Forfeited	(373,193)	45.90			(139,826)	36.82
Exercised	—	—	$—		(2,040,458)	34.29	$15,806,826	(A)

Outstanding at 12/31/2008	5,102,975	45.82	—	8.23	6,080,446	36.22	35,359,392		4.29

Exercisable at December 31, 2008 through:
2009	—	—	—		174,000	$31.00	$1,920,960
2010	—	—	—		232,994	39.08	688,702
2011	—	—	—		730,434	40.99	764,051
2012	—	—	—		705,369	37.92	2,903,891
2013	—	—	—		1,225,901	24.55	21,439,566
2014	—	—	—		1,392,559	41.25	1,103,078
2015	—	—	—		1,619,189	38.00	6,539,144

Total exercisable	—	—	—	—	6,080,446	36.22	35,359,392		4.21

(A)	Cash received by the Company for stock options exercised during the year ended December 31, 2008 totaled $70.6 million.

Unrecognized compensation expense related to non-vested SARs was $18.7 million at December 31, 2008. This cost is expected to be recognized over a weighted average period of 1.7 years. The fair value of options vested during the years ended December 31, 2008, 2007 and 2006 were $26.2 million, $28.5 million and $27.2 million, respectively.

DOVER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Additional Detail

	SARs Outstanding			SARs Exercisable
			Weighted Average			Weighted Average
		Weighted Average	Remaining Life		Weighted Average	Remaining Life
Range of Exercise Prices	Number	Exercise Price	in Years	Number	Exercise Price	in Years

$42.30-$50.60	5,102,975	$45.86	8.23	—	$—	—

	Options Outstanding			Options Exercisable
			Weighted Average			Weighted Average
		Weighted Average	Remaining Life		Weighted Average	Remaining Life
Range of Exercise Prices	Number	Exercise Price	in Years	Number	Exercise Price	in Years

$24.50-$31.00	1,400,801	$25.32	3.62	1,400,801	$25.32	3.62
$33.00-$39.00	2,550,052	38.09	4.84	2,550,052	38.09	4.84
$39.40-$43.00	2,129,593	41.17	4.08	2,129,593	41.17	3.85

The Company also has a restricted stock program (as part of the 2005 Plan), under which common stock of the Company may be granted at no cost to certain officers and key employees. In general, restrictions limit the sale or transfer of these shares during a two or three year period, and restrictions lapse proportionately over the two or three year period. The Company did not grant any restricted shares in 2008, 2007 or 2006, and there are no grants outstanding as of December 31, 2008.

In addition, the Company has a stock compensation plan under which non-employee directors are granted shares of Dover’s common stock each year as more than half of their compensation for serving as directors. During 2008, the Company issued an aggregate of 29,213 shares, net, of its common stock to twelve outside directors (after withholding 11,582 additional shares to satisfy tax obligations) as partial compensation for serving as directors of the Company during 2008. During 2007, the Company issued an aggregate of 14,129 shares of its common stock, net, to twelve outside directors (after withholding an aggregate of 6,056 additional shares to satisfy tax obligations), as partial compensation for serving as directors of the Company during 2007. During 2006, the Company issued an aggregate of 11,004 shares, net, of its common stock to ten outside directors (after withholding an aggregate of 3,958 additional shares to satisfy tax obligations), as partial compensation for serving as directors of the Company during 2006.

11.	Income Taxes

Income taxes have been based on the following components of “Earnings Before Provision for Income Taxes and Discontinued Operations” in the Consolidated Statements of Operations:

	For the Years Ended December 31,
	2008	2007	2006
	(In thousands)

Domestic	$527,509	$543,024	$481,073
Foreign	418,510	369,343	333,781

	$946,019	$912,367	$814,854

Total income taxes were as follows:

	For the Years Ended December 31,
	2008	2007	2006
	(In thousands)

Taxes on income from continuing operations	$251,261	$242,617	$219,174
Credit to Stockholders’ equity for tax benefit related to stock option exercises	(8,449)	(10,319)	(15,316)

	$242,812	$232,298	$203,858

DOVER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Income tax expense (benefit) for the years ended December 31, 2008, 2007 and 2006 is comprised of the following:

	For the Year Ended December 31,
	2008	2007	2006
	(In thousands)

Current:
U.S. Federal	$124,193	$180,595	$159,541
State and local	24,060	14,006	11,414
Foreign	69,549	78,026	68,743

Total current — continuing	217,802	272,627	239,698

Deferred:
U.S. Federal	21,207	(30,066)	(20,189)
State and local	301	10,410	1,359
Foreign	11,951	(10,354)	(1,694)

Total deferred — continuing	33,459	(30,010)	(20,524)

Total expense — continuing	$251,261	$242,617	$219,174

Differences between the effective income tax rate and the U.S. Federal income statutory rate are as follows:

	For the Years Ended December 31,
	2008	2007	2006

U.S. Federal income tax rate	35.0%	35.0%	35.0%
State and local taxes, net of Federal income tax benefit	1.7	1.8	1.3
Foreign operations tax effect	(6.9)	(6.8)	(5.1)

Subtotal	(5.2)	(5.0)	(3.8)

R&E tax credits	(0.5)	(0.4)	(0.5)
Foreign export program benefits	—	—	(0.3)
Domestic manufacturing deduction	(0.7)	(1.0)	(0.6)
Foreign tax credits	(0.1)	(0.1)	(0.3)
Branch losses	(0.5)	(0.3)	(1.0)
Settlement of tax contingencies	(1.9)	(1.8)	(4.2)
Repatriation of foreign earnings	—	—	1.6
Other, principally non-tax deductible items	0.5	0.2	1.0

Effective rate from continuing operations	26.6%	26.6%	26.9%

DOVER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The tax effects of temporary differences that give rise to future deferred tax assets and liabilities are as follows:

	At December 31,
	2008	2007
	(In thousands)

Deferred Tax Assets:
Accrued insurance	$10,174	$11,142
Accrued compensation, principally postretirement benefits and other employee benefits	116,781	131,436
Accrued expenses, principally for state income taxes, interest and warranty	75,115	79,107
Long-term liabilities, principally warranty, environmental, and exit costs	4,006	3,807
Inventories, principally due to reserves for financial reporting purposes and capitalization for tax purposes	24,259	25,409
Net operating loss and other carryforwards	79,880	100,154
Accounts receivable, principally due to allowance for doubtful accounts	7,448	7,182
Prepaid pension assets	11,345	—
Other assets	20,784	24,443

Total gross deferred tax assets	349,792	382,680

Valuation allowance	(55,486)	(64,534)

Total deferred tax assets	$294,306	$318,146

Deferred Tax Liabilities:
Accounts receivable	$(9,372)	$(10,332)
Plant and equipment, principally due to differences in depreciation	(47,687)	(41,013)
Intangible assets, principally due to different tax and financial reporting bases and amortization lives	(477,966)	(492,679)
Prepaid pension assets	—	(15,342)

Total gross deferred tax liabilities	$(535,025)	$(559,366)

Net deferred tax liability	$(240,719)	$(241,220)

The components of the net deferred tax liability are classifed as follows in the consolidated balance sheets:

Current deferred tax asset	$73,686	$76,115
Non-current deferred tax liability	(314,405)	(317,335)

The Company has loss carryforwards for federal and foreign purposes as of December 31, 2008 of $21.3 million and $65.4 million, respectively, and, as of December 31, 2007, $48.8 million and $97.0 million, respectively. The federal loss carryforwards are available for use against the Company’s consolidated federal taxable income and expire in 2025. The entire balance of the foreign losses is available to be carried forward, with $11.4 million of these losses beginning to expire during the years 2009 through 2027. The remaining $54.0 million of such losses can be carried forward indefinitely.

The Company has loss carryforwards for state purposes as of December 31, 2008 and 2007 of $205.3 million and $244.2 million, respectively. The state loss carryforwards are available for use by the Company between 2009 and 2027.

The Company has foreign tax credit carryforwards of $27.9 million and $30.5 million at December 31, 2008 and 2007, respectively that are available for use by the Company between 2009 and 2014.

The Company has research and development credits of $3.9 million at December 31, 2008 and $4.1 million at December 31, 2007 that are available for use by the Company between 2009 and 2026.

DOVER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At December 31, 2008, the Company had available alternative minimum tax credits of $3.1 million, which are available for use by the Company indefinitely, and alternative minimum tax foreign tax credits of $11.7 million that are available for use by the Company between 2009 and 2026.

The Company maintains valuation allowances by jurisdiction against the deferred tax assets related to certain of these carryforwards as utilization of these tax benefits are not assured for certain jurisdictions.

The Company has not provided for U.S. federal income taxes or tax benefits on the undistributed earnings of its international subsidiaries because such earnings are reinvested and it is currently intended that they will continue to be reinvested indefinitely. At December 31, 2008, the Company has not provided for federal income taxes on earnings of approximately $669.9 million from its international subsidiaries.

In 2008 and 2007, the Company recognized $18.3 million and $19.8 million respectively, in tax benefits related to the resolution of various state and U.S. income tax issues. During 2006, the Company recognized an $11.0 million tax benefit, primarily related to the resolution of a state income tax issue.

Unrecognized Tax Benefits

Effective January 1, 2007, Dover adopted the provisions of FIN 48. See Note 2 for additional information on the impact of adoption on Dover’s Consolidated Financial Statements.

Dover files Federal income tax returns, as well as multiple state, local and non-U.S. jurisdiction tax returns. The Company is no longer subject to examinations of its federal income tax returns by the Internal Revenue Service (“IRS”) for years through 2004. All significant state and local, and international matters have been concluded for years through 1995 and 2000, respectively. With the exception of matters in litigation, for which an estimate cannot be made due to uncertainties, the Company does not believe it is reasonably possible that its unrecognized tax benefits will significantly change within the next twelve months.

The following table is a reconciliation of the beginning and ending balances of the Company’s unrecognized tax benefits:

Continuing	Discontinued	Total
(In thousands)

Unrecognized tax benefits at January 1, 2007	$184,907	$38,746	$223,653
Additions based on tax positions related to the current year	22,257	—	22,257
Additions for tax positions of prior years	32,264	16,937	49,201
Reductions for tax positions of prior years	(39,415)	(18,507)	(57,922)
Settlements	(3,118)	(2,189)	(5,307)
Lapse of statutes	(8,137)	—	(8,137)

Unrecognized tax benefits at December 31, 2007	188,758	34,987	223,745

Additions based on tax positions related to the current year	24,015	—	24,015
Additions for tax positions of prior years	25,866	22,578	48,444
Reductions for tax positions of prior years	(19,267)	(10,906)	(30,173)
Settlements	(2,859)	—	(2,859)
Lapse of statutes	(11,466)	—	(11,466)

Unrecognized tax benefits at December 31, 2008	$205,047	(A)	$46,659	$251,706

(A)	If recognized, the net amount of potential tax benefits that would impact the Company’s effective tax rate is $161.9 million. During the years ended December 31, 2008, 2007 and 2006, the Company recorded potential interest and penalty expense of $(0.6) million, $12.9 million and $5.0 million, respectively, related to its unrecognized tax benefits as a component of provision for income taxes. The Company had accrued interest and penalties of $45.9 million at December 31, 2008 and $56.8 million at December 31, 2007.

DOVER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	Commitments and Contingent Liabilities

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

The Company and certain of its subsidiaries are also parties to a number of other legal proceedings incidental to their businesses. These proceedings primarily involve claims by private parties alleging injury arising out of use of Dover company products, exposure to hazardous substances or patent infringement, litigation and administrative proceedings involving employment matters, and commercial disputes. Management and legal counsel periodically review the probable outcome of such proceedings, the costs and expenses reasonably expected to be incurred, the availability and extent of insurance coverage, and established reserves. While it is not possible at this time to predict the outcome of these legal actions or any need for additional reserves, in the opinion of management, based on these reviews, it is unlikely that the disposition of the lawsuits and the other matters mentioned above will have a material adverse effect on the financial position, results of operations, cash flows or competitive position of the Company.

The Company leases certain facilities and equipment under operating leases, many of which contain renewal options. Total rental expense, net of insignificant sublease rental income, on all operating leases was $76.7 million, $70.5 million and $53.9 million for the years ended December 31, 2008, 2007 and 2006, respectively. Contingent rentals under the operating leases were not significant. Aggregate future minimum lease payments for operating leases as of December 31, 2008 are $46.1 million in 2009, $36.2 million in 2010, $27.8 million in 2011, $20.9 million in 2012, $16.9 million in 2013 and $41.7 million thereafter.

Aggregate future minimum lease payments for capital leases as of December 31, 2008 are $2.4 million in 2009, $2.3 million in 2010, $2.3 million in 2011, $2.1 million in 2012, $1.6 million in 2013 and $5.2 million thereafter.

Warranty program claims are provided for at the time of sale. Amounts provided for are based on historical costs and adjusted for new claims. A rollforward of the warranty reserve is as follows:

	2008	2007
	(In thousands)

Beginning Balance January 1	$55,446	$47,897
Provision for warranties	43,153	37,796
Increase from acquisitions	102	378
Settlements made	(38,420)	(30,842)
Other adjustments	(4,144)	217

Ending Balance December 31	$56,137	$55,446

DOVER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.	Employee Benefit Plans

The Company offers a defined contribution plan to most of its employees. The Company also has defined benefit pension plans (the “plans”) covering certain employees of Dover and its subsidiaries. The plans’ benefits are generally based on years of service and employee compensation. The Company’s funding policy is consistent with the funding requirements of ERISA and applicable international laws. Dover adopted SFAS 158 on December 31, 2006 and in accordance with the standard Dover used a measurement date of December 31st for its pension and other postretirement benefit plans for the year ended December 31, 2008. Prior to 2008, Dover used a September 30th measurement date for the majority of its defined benefit plans.

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

The primary financial objective of the plans is to secure participant retirement benefits. Accordingly, the key objective in the plans’ financial management is to promote stability and, to the extent appropriate, growth in the funded status. Related and supporting financial objectives are established in conjunction with a review of current and projected plan financial requirements.

The assets of the plans are invested to achieve an appropriate return for the plans consistent with a prudent level of risk. The asset return objective is to achieve, as a minimum over time, the passively managed return earned by market index funds, weighted in the proportions outlined by the asset class exposures identified in the plans’ strategic allocation. The fair value of the majority of the plans assets were determined by the plans’ trustee using quoted market prices for identical instruments (considered Level 1 inputs under the SFAS No. 157 hierarchy) as of December 31, 2008. The fair value of various other investments were determined by the plans’ trustee using directly observable market corroborated inputs, including quoted prices for similar assets (considered Level 2 inputs under the SFAS No. 157 hierarchy).

The expected return on asset assumption used for pension expense was developed through analysis of historical market returns, current market conditions and the past experience of plan asset investments. In developing the expected return on asset assumption, estimates of future market returns by asset category are less than actual long-term historical returns in order to best anticipate future experience. Overall, it is projected that the investment of plan assets will achieve a 7.75% net return over time from the asset allocation strategy.

Dover’s discount rate assumption is determined by developing a yield curve based on high quality corporate bonds with maturities matching the plans’ expected benefit payment stream. The plans’ expected cash flows are then discounted by the resulting year-by-year spot rates.

The Company also provides, through non-qualified plans, supplemental retirement benefits in excess of qualified plan limits imposed by Federal tax law. These plans are supported by the general assets of the Company.

DOVER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Obligations and Funded Status

	Qualified		Non Qualified
	Defined Benefits		Supplemental Benefits		Post-Retirement Benefits
	2008	2007	2008	2007	2008	2007
	(In thousands)

Change in benefit obligation
Benefit obligation at beginning of year	$500,915	$525,507	$153,538	$159,915	$15,874	$19,819
Benefits earned during the year	13,042	15,215	7,688	8,156	274	358
Interest cost	28,337	27,482	9,434	9,146	954	1,102
Plan participants’ contributions	446	122	—	—	190	153
Benefits paid	(31,393)	(41,370)	(15,669)	(12,326)	(1,998)	(1,664)
Federal Subsidy on benefits paid	—	—	—	—	130	—
Actuarial (gain) loss	6,131	(30,843)	(7,908)	(15,883)	1,102	(4,026)
Amendments	997	(5,688)	2,888	4,530	—	132
Settlements and curtailments	(445)	235	—	—	—	—
Effect of adoption of SFAS 158 measurement date	(1,734)	—	2,724	—	(56)	—
Currency rate changes	(31,405)	10,255	—	—	—	—

Benefit obligation at end of year	484,891	500,915	152,695	153,538	16,470	15,874

Change in Plan Assets
Fair value of plan assets at beginning of year	506,876	488,101	—	—	—	—
Actual return on plan assets	(76,299)	44,132	—	—	—	—
Company contributions	35,400	8,700	15,669	12,326	1,808	1,511
Employee contributions	446	122	—	—	190	153
Benefits paid	(31,393)	(41,370)	(15,669)	(12,326)	(1,998)	(1,664)
Settlements and curtailments	1,266	—	—	—	—	—
Effect of adoption of SFAS 158 measurement date	(713)	—	—	—	—	—
Currency rate changes	(24,872)	7,191	—	—	—	—

Fair value of plan assets at end of year	410,711	506,876	—	—	—	—

Funded status	(74,180)	5,961	(152,695)	(153,538)	(16,470)	(15,874)

Employer contributions from 10/1 to 12/31	—	—	—	1,556	—	—

Prepaid (accrued) benefit cost	$(74,180)	$5,961	$(152,695)	$(151,982)	$(16,470)	$(15,874)

Amounts recognized in the statement of financial position consist of:
Assets and Liabilities
Other assets and deferred charges	$2,293	$49,051	$—	$—	$—	$—
Accrued compensation and employee benefits	(792)	(738)	(33,418)	(8,473)	(1,168)	(1,332)
Other deferrals (principally compensation)	(75,681)	(42,352)	(119,277)	(143,509)	(15,302)	(14,542)
Intangible asset	—	—	—	—	—	—

Total Assets and Liabilites	(74,180)	5,961	(152,695)	(151,982)	(16,470)	(15,874)

Net actuarial (gains) losses	141,447	38,466	(1,658)	6,249	(3,850)	(5,529)
Prior service (credit) cost	9,181	8,625	65,069	71,510	(1,185)	(1,400)
Net asset at transition, other	(167)	(293)	—	—	—	—
Deferred taxes	(52,661)	(16,379)	(22,194)	(27,216)	1,762	2,425

Total Accumulated other comprehensive (earnings) loss, net of tax	97,800	30,419	41,217	50,543	(3,273)	(4,504)

Net amount recognized at December 31,	$23,620	$36,380	$(111,478)	$(101,439)	$(19,743)	$(20,378)

Accumulated benefit obligations	$444,633	$444,242	$104,645	$95,598

Information for plans with accumulated benefit obligations in excess of plan assets:
ABO	$345,853	$105,781	$104,645	$95,598
PBO	377,122	106,892	152,696	153,538
Fair value of plan assets	305,936	64,516	—	—

DOVER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net Periodic Cost

	Defined Benefits			Supplemental Benefits			Post-Retirement Benefits
	2008	2007	2006	2008	2007	2006	2008	2007	2006
	(In thousands)

Expected return on plan assets	$(34,341)	$(32,760)	$(31,238)	$—	$—	$—	$—	$—	$—
Service Cost	13,042	15,215	15,782	7,688	8,156	6,890	274	358	165
Interest Cost	28,337	27,482	25,010	9,434	9,146	8,323	954	1,102	831
Amortization of:
Prior service cost (income)	1,343	1,506	1,403	7,463	7,086	6,476	(172)	(172)	(172)
Transition obligation	(53)	(237)	(1,093)	—	—	—	—	—	—
Recognized actuarial (gain) loss	3,933	10,144	10,252	—	586	1,014	(478)	(112)	(63)
Settlement and curtailments (gain) loss	(1,149)	2,400	—	—	—	—	—	—	—

Total net periodic benefit cost	$11,112	$23,750	$20,116	$24,585	$24,974	$22,703	$578	$1,176	$761

The cost of contractual termination benefits were $0.4 million and $0.4 million in 2007 and 2006, respectively. There were no costs related to contractual termination benefits recorded in 2008.

Assumptions

The weighted-average assumptions used in determining the benefit obligations were as follows:

	Defined
	Benefits		Supplemental Benefits		Post-Retirement Benefits
	2008	2007	2008	2007	2008	2007

Discount rate	5.90%	6.10%	6.10%	6.25%	6.00%	6.00%
Average wage increase	4.33%	4.20%	6.00%	6.00%	—	—
Ultimate medical trend rate	—	—	—	—	5.00%	5.00%

The weighted-average assumptions used in determining the net periodic cost were as follows:

							Post-Retirement
	Defined Benefits			Supplemental Benefits			Benefits
	2008	2007	2006	2008	2007	2006	2008	2007	2006

Discount rate	6.10%	5.60%	5.40%	6.25%	5.75%	5.50%	6.00%	5.75%	5.50%
Average wage increase	4.20%	4.30%	4.10%	6.00%	6.00%	6.00%	—	—	—
Expected return on plan assets	6.40%	7.40%	7.90%	—	—	—	—	—	—
Ultimate medical trend rate	—	—	—	—	—	—	5.00%	5.00%	4.50%

Plan Assets

The actual and target weighted-average asset allocation for benefit plans was as follows:

	December	December	Current
	2008	2007	Target

Equity — domestic	29%	37%	35%
Equity — international	20%	26%	22%
Fixed income — domestic	41%	29%	35%
Real estate	10%	8%	8%

Total	100%	100%	100%

DOVER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Future Estimates

Benefit Payments

Estimated future benefit payments to retirees, which reflect expected future service, are as follows:

	Defined	Supplemental	Post-Retirement
	Benefits	Benefits	Benefits
	(In thousands)

2009	$28,000	$33,000	$1,000
2010	31,000	6,000	1,000
2011	32,000	13,000	1,000
2012	33,000	9,000	1,000
2013	33,000	9,000	1,000
2014-2018	175,000	45,000	7,000

Contributions

Estimated contributions to be made during 2009 are as follows:

	Defined	Supplemental
	Benefit	Benefits
	(In thousands)

To plan assets	$6,000	$—
To plan participants	1,000	33,000

2009 Amortization Expense

Estimated amortization expense for 2009 related to amounts in Accumulated Other Comprehensive Earnings (Loss) at December 31, 2008 is as follows:

		Supplemental
	Defined Benefits	Benefits	Post-Retirement
	(In thousands)

Amortization of:
Prior service cost (income)	$1,291	$7,463	$(116)
Transition obligation	(40)	—
Recognized actuarial (gain) loss	5,506	(1)	(561)

Total	$6,757	$7,462	$(677)

Pension cost for all defined contribution, defined benefit, and supplemental plans was $81.7 million for 2008, $83.6 million for 2007 and $70.4 million for 2006.

For post-retirement benefit measurement purposes, a 9% annual rate of increase in the per capita cost of covered benefits (i.e., health care cost trend rates) was assumed for 2009. The rate was assumed to decrease gradually to 5% by the year 2017 and remain at that level thereafter. The health care cost trend rate assumption can have an effect on the amounts reported. For example, increasing (decreasing) the assumed health care cost trend rates by one percentage point in each year would increase (decrease) the accumulated post-retirement benefit obligation as of December 31, 2008 by $0.5 million ($0.5 million) and would have a negligible impact on the net post-retirement benefit cost for 2008.

The post-retirement benefit plans cover approximately 2,019 participants, approximately 1,177 of whom are eligible for medical benefits. The plans are effectively closed to new entrants. The post-retirement benefit obligation amounts at December 31, 2008 and 2007 include approximately $4.6 million and $4.4 million in obligations, respectively, recorded in discontinued operations.

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

Dover’s four reportable segments are briefly described below:

Industrial Products manufactures equipment and components for use in material handling such as industrial and recreational winches, utility, construction and demolition machinery attachments, hydraulic parts, industrial automation tools, 4WD and AWD power train systems and other accessories of off-road vehicles. In addition, mobile equipment related products include refuse truck bodies, tank trailers, compactors, balers, vehicle service lifts, car wash systems, internal engine components, fluid control assemblies and various aerospace components.

Engineered Systems manufactures or assembles the following products: refrigeration systems, display cases, walk-in coolers, foodservice equipment, commercial kitchen air and ventilation systems, heat transfer equipment, and food and beverage packaging machines. The segment also manufactures product identification related products such as industrial marking and coding systems used to code information (e.g., dates and serial numbers) on consumer products. In addition, the segment produces several printing products for cartons used in warehouse logistics operations as well as bar code printers and portable printers.

Fluid Management manufactures the following products that serve the energy markets (i.e. oil and gas): sucker rods, gas well production control devices, drill bit inserts for oil and gas exploration, control valves, piston and seal rings, control instrumentation, remote data collection and transfer devices, components for compressors, turbo machinery, motors and generators. In addition, the segment manufactures various products that provide fluid solutions, including nozzles, swivels and breakaways used to deliver various types of fuel, suction system equipment, unattended fuel management systems, integrated tank monitoring, pumps used in fluid transfer applications, quick disconnect couplings used in a wide variety of biomedical and commercial applications, and chemical portioning and dispensing systems.

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

Selected information by geographic regions is presented below:

	Revenue			Long-Lived Assets
	For the Years Ended December 31,			At December 31,
	2008	2007	2006	2008	2007
	(In thousands)

United States	$4,246,792	$4,110,359	$3,679,668	$576,501	$577,925
Europe	1,544,144	1,489,316	1,154,772	138,829	163,531
Other Americas	642,673	614,769	535,137	32,072	32,490
Total Asia	968,169	927,685	884,640	108,556	102,200
Other	167,110	175,141	165,311	16,176	16,091

	$7,568,888	$7,317,270	$6,419,528	$872,134	$892,237

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

Selected financial information by market segment is as follows:

	For the Years Ended December 31,
	2008	2007	2006
	(In thousands)

REVENUE
Industrial Products	$2,459,505	$2,407,260	$2,123,360
Engineered Systems	2,010,350	2,052,058	1,566,979
Fluid Management	1,714,046	1,482,008	1,329,603
Electronic Technologies	1,396,131	1,390,103	1,411,564
Intra — segment eliminations	(11,144)	(14,159)	(11,978)

Total consolidated revenue	$7,568,888	$7,317,270	$6,419,528

EARNINGS FROM CONTINUING OPERATIONS
Segment Earnings:
Industrial Products	$299,740	$312,486	$264,232
Engineered Systems	278,553	291,727	234,107
Fluid Management	385,317	304,576	267,377
Electronic Technologies	193,641	180,337	214,947

Total segments	1,157,251	1,089,126	980,663
Corporate expense/other	(115,195)	(87,170)	(88,805)
Net interest expense	(96,037)	(89,589)	(77,004)

Earnings from continuing operations before provision for income taxes and discontinued operations	946,019	912,367	814,854
Provision for taxes	251,261	242,617	219,174

Earnings from continuing operations — total consolidated	$694,758	$669,750	$595,680

OPERATING MARGINS (pre-tax)
Segments:
Industrial Products	12.2%	13.0%	12.4%
Engineered Systems	13.9%	14.2%	14.9%
Fluid Management	22.5%	20.6%	20.1%
Electronic Technologies	13.9%	13.0%	15.2%
Total Segment	15.3%	14.9%	15.3%
Earnings from continuing operations	12.5%	12.5%	12.7%

DOVER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Selected financial information by market segment (continued) (in thousands):

TOTAL ASSETS AT DECEMBER 31:	2008	2007	2006

Industrial Products	$2,069,743	$2,142,969	$2,063,429
Engineered Systems	1,729,331	1,839,670	1,827,491
Fluid Management	1,231,391	1,156,089	1,077,819
Electronic Technologies	1,820,173	2,006,882	1,879,485
Corporate (principally cash and equivalents and marketable securities)	947,560	770,040	494,643

Total continuing assets	7,798,198	7,915,650	7,342,867
Assets from discontinued operations	69,106	152,757	283,791

Consolidated total	$7,867,304	$8,068,407	$7,626,658

	For the Years Ended December 31,
DEPRECIATION and AMORTIZATION (continuing)	2008	2007	2006

Industrial Products	$73,516	$69,739	$54,375
Engineered Systems	61,062	54,580	33,093
Fluid Management	49,962	43,700	38,882
Electronic Technologies	75,587	74,720	68,248
Corporate	1,027	1,037	1,242

Consolidated total	$261,154	$243,776	$195,840

CAPITAL EXPENDITURES (continuing)
Industrial Products	$43,194	$40,842	$42,284
Engineered Systems	33,609	43,207	40,068
Fluid Management	61,054	51,197	53,302
Electronic Technologies	37,730	37,946	55,583
Corporate	208	461	700

Consolidated total	$175,795	$173,653	$191,937

DOVER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.	Stockholders’ Equity

The Company has the authority to issue up to 100,000 shares of $100 par value preferred stock and up to 500,000,000 shares of $1 par value common stock. None of the preferred stock has been issued. As of December 31, 2008 and 2007, 246,615,007 and 244,547,336 shares of common stock were issued, respectively. In addition, the Company had 60,618,384 and 50,508,428 shares in treasury, held at cost, as of December 31, 2008 and 2007, respectively.

Share Repurchases

2008

During the fourth quarter of 2007, the Board of Directors approved a $500 million share repurchase program authorizing repurchases of Dover’s common shares through the end of 2008. During the twelve months ended December 31, 2008, the Company repurchased 10,000,000 shares of its common stock in the open market at an average price of $46.15 per share. As of December 31, 2008, all shares authorized by the program were purchased.

2007

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

16.	Quarterly Data (Unaudited)

			Continuing Operations			Net Earnings
				Per Share -	Per Share -		Per Share -	Per Share -
Quarter	Revenue	Gross Profit	Earnings	Basic	Diluted	Net Earnings	Basic	Diluted
	(In thousands, except per share data)

2008
First	$1,865,486	$679,545	$147,930	$0.77	$0.77	$147,176	$0.76	$0.76
Second	2,010,978	739,620	186,911	0.99	0.98	135,277	0.72	0.71
Third	1,965,776	704,343	190,335	1.02	1.01	187,651	1.01	1.00
Fourth	1,726,648	606,499	169,582	0.91	0.91	120,727	0.65	0.65

	$7,568,888	$2,730,007	$694,758	3.69	3.67	$590,831	3.13	3.12

2007
First	$1,744,433	$621,433	$137,819	$0.67	$0.67	$128,930	$0.63	$0.63
Second	1,824,143	653,617	174,671	0.85	0.85	172,195	0.84	0.84
Third	1,865,106	668,358	182,128	0.91	0.90	174,591	0.87	0.86
Fourth	1,883,588	676,094	175,132	0.89	0.89	185,364	0.95	0.94

	$7,317,270	$2,619,502	$669,750	3.33	3.30	$661,080	3.28	3.26

All quarterly and full-year periods reflect the impact of certain operations that were discontinued. As a result, the quarterly data presented above will not agree to previously issued quarterly financial statements.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 31, 2008, 2007 and 2006 (In thousands)

	(In thousands)
	Balance at	Acquired by	Charged to			Balance at
	Beginning of	Purchase or	Cost and	Accounts		End of
	Year	Merger	Expense	Written Off	Other	Year

Year Ended December 31, 2008
Allowance for Doubtful Accounts	$32,211	40	12,040	(10,650)	(994)	$32,647
Year Ended December 31, 2007
Allowance for Doubtful Accounts	$27,531	805	6,372	(4,683)	2,186	$32,211
Year Ended December 31, 2006
Allowance for Doubtful Accounts	$25,232	3,135	6,254	(5,192)	(1,898)	$27,531

	Balance at	Acquired by				Balance at
	Beginning of	Purchase or				End of
	Year	Merger	Additions	Reductions	Other	Year

Year Ended December 31, 2008
Deferred Tax Valuation Allowance	$64,534	—	2,818	(7,554)	(4,312)	$55,486
Year Ended December 31, 2007
Deferred Tax Valuation Allowance	$63,842	—	7,910	(11,034)	3,816	$64,534
Year Ended December 31, 2006
Deferred Tax Valuation Allowance	$51,856	13,829	11,849	(10,362)	(3,330)	$63,842

	Balance at	Acquired by	Charged to			Balance at
	Beginning of	Purchase or	Cost and			End of
	Year	Merger	Expense	Reductions	Other	Year

Year Ended December 31, 2008
Inventory Reserves	$100,081	1,033	24,113	(22,920)	(1,836)	$100,471
Year Ended December 31, 2007
Inventory Reserves	$91,515	7,904	23,605	(25,000)	2,057	$100,081
Year Ended December 31, 2006
Inventory Reserves	$86,153	11,150	16,938	(29,671)	6,945	$91,515

	Balance at	Acquired by	Charged to			Balance at
	Beginning of	Purchase or	Cost and			End of
	Year	Merger	Expense	Reductions	Other	Year

Year Ended December 31, 2008
LIFO Reserve	$51,988	—	6,822	—	—	$58,810
Year Ended December 31, 2007
LIFO Reserve	$48,248	—	3,740	—	—	$51,988
Year Ended December 31, 2006
LIFO Reserve	$38,805	—	9,443	—	—	$48,248

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act were effective as of December 31, 2008 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and (ii) accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Controls

During the fourth quarter of 2008, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

(ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that the Company’s receipts and expenditures are being made only in accordance with authorizations of the Company’s management and directors; and

(iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

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

The information with respect to the directors and the board committees of the Company required to be included pursuant to this Item 10 is included under the caption “ITEMS TO BE VOTED UPON, Proposal 1 — Election of Directors” in the 2009 Proxy Statement relating to the 2009 Annual Meeting of Stockholders which will be filed with the Securities and Exchange Commission pursuant to Rule 14a-6 under the Exchange Act of 1934 in accordance with applicable SEC deadlines, and is incorporated in this Item 10 by reference. The information with respect to the executive officers of the Company required to be included pursuant to this Item 10 is included under the caption “Executive Officers of the Registrant” in Part I of this Annual Report on Form 10-K and is incorporated in this Item 10 by reference.

The information with respect to Section 16(a) reporting compliance required to be included in this Item 10 is included under the caption “ITEMS TO BE VOTED UPON — Proposal 1 — Election of Directors — Section 16(a) Beneficial Ownership Reporting Compliance” in the 2009 Proxy Statement and is incorporated in this Item 10 by reference.

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

The information with respect to executive compensation required to be included pursuant to this Item 11 is included under the caption “Executive Compensation” in the 2009 Proxy Statement and is incorporated in this Item 11 by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information regarding security ownership of certain beneficial owners and management that is required to be included pursuant to this Item 12 is included under the caption “ITEMS TO BE VOTED UPON — Proposal 1 — Election of Directors — Security Ownership of Certain Beneficial Owners and Management” in the 2009 Proxy Statement and is incorporated in this Item 12 by reference.

EQUITY COMPENSATION PLANS

The Equity Compensation Plan Table below presents information regarding the Company’s equity compensation plans at December 31, 2008:

	(a)	(b)	(c)
Number of Securities
Remaining Available
	Number of Securities	Weighted-Average	for Future Issuance
	to be Issued Upon	Exercise Price of	Under Equity
	Exercise of	Outstanding	Compensation Plans
	Outstanding Options,	Options, Warrants	(Excluding Securities
Plan Category	Warrants and Rights	and Rights	Reflected in Column (a))

Equity compensation plans approved by stockholders	11,183,421	40.60	12,832,804
Equity compensation plans not approved by stockholders	—	—	—
Total	11,183,421	40.60	12,832,804

The Company has three compensation plans under which equity securities of the Company have been authorized for issuance and have been issued to employees and to non-employee directors. These are the 1995 Incentive Stock

Option Plan and 1995 Cash Performance Program (the “1995 Plan”), the 2005 Equity and Cash Incentive Plan (the “2005 Plan”) and the 1996 Non-Employee Directors’ Stock Compensation Plan (the “Directors’ Plan”). The information regarding the 2005 Plan and the Directors’ Plan that is required to be included pursuant to this Item 12 is included under the captions “ITEMS TO BE VOTED UPON — Proposal 2 — Proposal to Approve the Amendments to the 2005 Equity and Cash Incentive Plan” and “ITEMS TO BE VOTED UPON — Proposal 1 — Election of Directors” and “Directors’ Compensation,” respectively, in the 2009 Proxy Statement and is incorporated in this Item 12 by reference. The table above does not reflect shares eligible for issuance under the 1996 Non-Employee Directors’ Stock Compensation Plan, which does not specify a maximum number of shares issuable under it.

The 1995 Plan was adopted in 1995 (replacing the 1984 Plan which expired in January 1995) and provided for stock options, restricted stock awards and cash performance awards. The 1995 Plan expired in January 2005, but Column A of the table above includes options that remain outstanding under it.

Options granted under the 1995 Plan were all designated as non-qualified stock options. The exercise price of options and stock appreciations rights (SARs) is the closing price of Dover’s stock on the New York Stock Exchange on the date of grant. Options granted under this plan may not be sold, transferred, hypothecated, pledged or otherwise disposed of by any of the holders except by will or by the laws of descent and distribution except that a holder may transfer any non-qualified option granted under this plan to members of the holder’s immediate family, or to one or more trusts for the benefit of such family members, provided that the holder does not receive any consideration for the transfer. SARs are not transferable except by bequest or inheritance.

The information above summarizes the material aspects of the 1995 Plan. The rights and obligations of participants are determined by the provisions of the plan document itself.

Item 13.	Certain Relationships and Related Transactions and Director Independence

The information with respect to any reportable transaction, business relationship or indebtedness between the Company and the beneficial owners of more than 5% of the Common Stock, the directors or nominees for director of the Company, the executive officers of the Company or the members of the immediate families of such individuals that are required to be included pursuant to this Item 13 is included in Dover’s 2009 Proxy Statement under the caption “ITEMS TO BE VOTED UPON — Proposal 1 — Election of Directors” and is incorporated in this Item 13 by reference.

Item 14.	Principal Accountant Fees and Services

The information set forth under the caption “ITEMS TO BE VOTED UPON — Proposal 5 — Ratification of Appointment of Independent Registered Public Accountants - Relationship with Independent Registered Public Accounting Firm” in the 2009 Proxy Statement is incorporated in this Item 14 by reference.

The information with respect to audit committee pre-approval policies and procedures required to be included pursuant to this Item 14 is included in the section entitled “Pre-Approval of Services by Independent Registered Public Accounting Firm” under the caption “Relationship with Independent Registered Public Accounting Firm” in the 2009 Proxy Statement and is incorporated in this Item 14 by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)(1) Financial Statements

Financial Statements covered by the Report of Independent Registered Public Accounting Firm:

(A) Consolidated Statements of Operations for the years ended December 31, 2008, 2007 and 2006.

(B) Consolidated Balance Sheets as of December 31, 2008 and 2007.

(C) Consolidated Statements of Stockholders’ Equity and Comprehensive Earnings for the years ended December 31, 2008, 2007, and 2006.

(D) Consolidated Statements of Cash Flows for the years ended December 31, 2008, 2007 and 2006.

(E) Notes to consolidated financial statements.

(2) Financial Statement Schedule

The following financial statement schedule is included in Item No. 8 of this report on Form 10-K:

•	Schedule II — Valuation and Qualifying Accounts

All other schedules are not required and have been omitted.

(3) Not covered by the Report of Independent Registered Public Accounting Firm:

Quarterly financial data (unaudited)

(4) See (b) below.

(b) Exhibits:

(3	)(i)(a)	Restated Certificate of Incorporation, filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the Period Ended June 30, 1998 (SEC File No. 001-04018), is incorporated by reference.
(3	)(i)(b)	Certificate of Correction to the Restated Certificate of Incorporation dated as of January 24, 2003, filed as Exhibit 3(i) to the Company’s Current Report on Form 8-K filed February 28, 2003 (SEC File No. 001-04018), is incorporated by reference.
(3	)(ii)	By-Laws of the Company as amended and restated as of November 6, 2008, filed as Exhibit 3(ii) to the Company’s Current Report on Form 8-K filed November 12, 2008 (SEC File No. 001-04018), are incorporated by reference.
(4.1)		Indenture, dated as of June 8, 1998 between Dover Corporation and The First National Bank Chicago, as Trustee, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed June 12, 1998 (SEC File No. 001-04018), is incorporated by reference.
(4.2)		Form of 6.65% Debentures due June 1, 2028 ($200,000,000 aggregate principal amount), filed as Exhibit 4.4 to the Company’s Current Report on Form 8-K filed June 12, 1998 (SEC File No. 001-04018), is incorporated by reference.
(4.3)		Form of 6.50% Notes due February 15, 2011 ($400,000,000 aggregate principal amount), filed as Exhibit 4.3 to the Company’s current report on Form 8-K filed February 12, 2001 (SEC File No. 001-04018), is incorporated by reference.
(4.4)		Indenture, dated as of February 8, 2001 between the Company and BankOne Trust Company, N.A., as trustee, filed as Exhibit 4.1 to the Company’s current report on Form 8-K filed February 12, 2001 (SEC File No. 001-04018), is incorporated by reference.
(4.5)		First Supplemental Indenture among Dover Corporation, J.P. Morgan Trust Company, National Association, as original trustee, and The Bank of New York, as Trustee, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed October 12, 2005 (SEC File No. 001-04018) is incorporated by reference.
(4.6)		Form of 4.875% Notes due October 15, 2015 ($300,000,000 aggregate principal amount), filed as exhibit 4.2 to the Company’s Current Report on Form 8-K filed October 12, 2005 (SEC File No. 001-04018) is incorporated by reference.
(4.7)		Form of 5.375% Debentures due October 15, 2035 ($300,000,000 aggregate principal amount), filed as exhibit 4.3 to the Company’s Current Report on Form 8-K filed October 12, 2005 (SEC File No. 001-04018) is incorporated by reference.
(4.8)		Second Supplemental Indenture between Dover Corporation and The Bank of New York, as trustee, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed March 14, 2008 (SEC File No. 001-040018) is incorporated by reference. The Company agrees to furnish to the Securities and Exchange Commission upon request, a copy of any instrument with respect to long-term debt under which the total amount of securities authorized does not exceed 10 percent of the total consolidated assets of the Company.
(4.9)		Form of Global Note representing the 5.45% Notes due March 15, 2018 ($350,000,000 aggregate principal amount), filed as exhibit 4.2 to the Company’s Current Report on Form 8-K filed March 14, 2008 (SEC File No. 001-04018) is incorporated by reference.

(4.10)	Form of Global Note representing 6.60% Notes due March 15, 2038 ($250,000,000) aggregate principal amount) filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K filed March 14, 2008 (SEC File No. 001-04018) is incorporated by reference.
(10.1)	Employee Savings and Investment Plan, filed as Exhibit 99 to Registration Statement on Form S-8 (SEC File No. 33-01419), is incorporated by reference.*
(10.2)	Amended and Restated 1996 Non-Employee Directors’ Stock Compensation Plan, filed as Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 (SEC File No. 001-04018) is incorporated by reference.
(10.3)	Executive Officer Annual Incentive Plan, as amended and restated as of January 1, 2009.*
(10.4)	Executive Change in Control Agreement as amended and restated as of January 1, 2009.*
(10.5)	1995 Incentive Stock Option Plan and 1995 Cash Performance Program, as amended as of May 4, 2006 with respect to all awards then outstanding, filed as Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 (SEC File No. 001-04018) is incorporated by reference.*
(10.6)	Deferred Compensation Plan, as amended and restated as of January 1, 2009.*
(10.7)	2005 Equity and Cash Incentive Plan, as amended as of January 1, 2009.*
(10.8)	Form of award grant letters for stock option and cash performance grants made under 2005 Equity and Cash Incentive Plan, filed as Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 (SEC File No. 001-04018) is incorporated by reference.*
(10.9)	Form of award grant letter for SSARs and cash performance awards made under the 2005 Equity and Cash Incentive Plan, filed as Exhibit 10.9 to Annual Report on Form 10-K for the year ended December 31, 2005 (SEC File No. 001-04018) is incorporated by reference.*
(10.10)	Supplemental Executive Retirement Plan, as amended and restated as of January 1, 2009.*
(10.11)	Letter Agreement between Ronald L. Hoffman and the Company, dated November 28, 2008, filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed November 26, 2008 is incorporated by reference.*
(10.12)	Five-year Credit Agreement dated as of November 9, 2007 by and among Dover Corporation, the Lenders listed therein, the Borrowing Subsidiaries party thereto, JPMorgan Chase Bank, N.A as Administrative Agent, Deutsche Bank Securities Inc. as Syndication Agent, and Bank of America, N.A., The Royal Bank of Scotland plc and Wachovia Bank, National Association as Documented Agents, filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed November 14, 2007 (SEC File No. 001-04018), is incorporated by reference.
(14)	Dover Corporation Code of Ethics for Chief Executive Officer and Senior Financial Officers, filed as Exhibit 14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 (SEC File No. 001-04018), is incorporated by reference.
(21)	Subsidiaries of Dover.
(23.1)	Consent of Independent Registered Public Accounting Firm.
(24)	Power of Attorney (included in signature page).
(31.1)	Certification pursuant to Rule 13a-14 of the Securities and Exchange Act of 1934, as amended, signed and dated by Robert G. Kuhbach.
(31.2)	Certification pursuant to Rule 13a-14 of the Securities and Exchange Act of 1934, as amended, signed and dated by Robert A. Livingston.
(32)	Certification pursuant to 18 U.S.C. Section 1350, signed and dated by Robert G. Kuhbach and Robert A. Livingston.

*	Executive compensation plan or arrangement.

(d)	Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned thereunto duly authorized.

Dover Corporation

By:	/s/ Robert A. Livingston
Robert A. Livingston
President and Chief Executive Officer

Date: February 20, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated. Each of the undersigned, being a director or officer of Dover Corporation (the “Company”), hereby constitutes and appoints Robert A. Livingston, Robert G. Kuhbach and Joseph W. Schmidt, and each of them (with full power to each of them to act alone), his or her true and lawful attorney-in-fact and agent for him or her and in his or her name, place and stead in any and all capacities, to sign the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 under the Securities Exchange Act of 1934, as amended, and any and all amendments thereto, and to file the same with all exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission and any other appropriate authority, granting unto such attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing required and necessary to be done in and about the premises in order to effectuate the same as fully to all intents and purposes as he or she might or could do if personally present, hereby ratifying and confirming all that such attorneys-in-fact and agents, or any of them, may lawfully do or cause to be done by virtue hereof.

Signature	Title	Date

/s/ James L. Koley James L. Koley	Chairman, Board of Directors	February 20, 2009

/s/ Robert A. Livingston Robert A. Livingston	Chief Executive Officer, President and Director (Principal Executive Officer)	February 20, 2009

/s/ Robert G. Kuhbach Robert G. Kuhbach	Vice President, Finance and Chief Financial Officer (Principal Financial Officer)	February 20, 2009

/s/ Raymond T. Mckay, Jr. Raymond T. McKay, Jr.	Vice President, Controller (Principal Accounting Officer)	February 20, 2009

/s/ David H. Benson David H. Benson	Director	February 20, 2009

/s/ Robert W. Cremin Robert W. Cremin	Director	February 20, 2009

Signature	Title	Date

/s/ Thomas J. Derosa Thomas J. Derosa	Director	February 20, 2009

/s/ Jean-Pierre M. Ergas Jean-Pierre M. Ergas	Director	February 20, 2009

/s/ Peter T. Francis Peter T. Francis	Director	February 20, 2009

/s/ Kristiane C. Graham Kristiane C. Graham	Director	February 20, 2009

/s/ Richard K. Lochridge Richard K. Lochridge	Director	February 20, 2009

/s/ Bernard G. Rethore Bernard G. Rethore	Director	February 20, 2009

/s/ Michael B. Stubbs Michael B. Stubbs	Director	February 20, 2009

/s/ Mary A. Winston Mary A. Winston	Director	February 20, 2009

EXHIBIT INDEX

(3	)(i)(a)	Restated Certificate of Incorporation, filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the Period Ended June 30, 1998 (SEC File No. 001-04018), is incorporated by reference.
(3	)(i)(b)	Certificate of Correction to the Restated Certificate of Incorporation dated as of January 24, 2003, filed as Exhibit 3(i) to the Company’s Current Report on Form 8-K filed February 28, 2003 (SEC File No. 001-04018), is incorporated by reference.
(3	)(ii)	By-Laws of the Company as amended and restated as of November 6, 2008, filed as Exhibit 3(ii) to the Company’s Current Report on Form 8-K filed November 12, 2008 (SEC File No. 001-04018), are incorporated by reference.
(4.1)		Indenture, dated as of June 8, 1998 between Dover Corporation and The First National Bank Chicago, as Trustee, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed June 12, 1998 (SEC File No. 001-04018), is incorporated by reference.
(4.2)		Form of 6.65% Debentures due June 1, 2028 ($200,000,000 aggregate principal amount), filed as Exhibit 4.4 to the Company’s Current Report on Form 8-K filed June 12, 1998 (SEC File No. 001-04018), is incorporated by reference.
(4.3)		Form of 6.50% Notes due February 15, 2011 ($400,000,000 aggregate principal amount), filed as Exhibit 4.3 to the Company’s current report on Form 8-K filed February 12, 2001 (SEC File No. 001-04018), is incorporated by reference.
(4.4)		Indenture, dated as of February 8, 2001 between the Company and BankOne Trust Company, N.A., as trustee, filed as Exhibit 4.1 to the Company’s current report on Form 8-K filed February 12, 2001 (SEC File No. 001-04018), is incorporated by reference.
(4.5)		First Supplemental Indenture among Dover Corporation, J.P. Morgan Trust Company, National Association, as original trustee, and The Bank of New York, as Trustee, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed October 12, 2005 (SEC File No. 001-04018) is incorporated by reference.
(4.6)		Form of 4.875% Notes due October 15, 2015 ($300,000,000 aggregate principal amount), filed as exhibit 4.2 to the Company’s Current Report on Form 8-K filed October 12, 2005 (SEC File No. 001-04018) is incorporated by reference.
(4.7)		Form of 5.375% Debentures due October 15, 2035 ($300,000,000 aggregate principal amount), filed as exhibit 4.3 to the Company’s Current Report on Form 8-K filed October 12, 2005 (SEC File No. 001-04018) is incorporated by reference.
(4.8)		Second Supplemental Indenture between Dover Corporation and The Bank of New York, as trustee, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed March 14, 2008 (SEC File No. 001-040018) is incorporated by reference. The Company agrees to furnish to the Securities and Exchange Commission upon request, a copy of any instrument with respect to long-term debt under which the total amount of securities authorized does not exceed 10 percent of the total consolidated assets of the Company.
(4.9)		Form of Global Note representing the 5.45% Notes due March 15, 2018 ($350,000,000 aggregate principal amount), filed as exhibit 4.2 to the Company’s Current Report on Form 8-K filed March 14, 2008 (SEC File No. 001-04018) is incorporated by reference.
(4.10)		Form of Global Note representing 6.60% Notes due March 15, 2038 ($250,000,000) aggregate principal amount) filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K filed March 14, 2008 (SEC File No. 001-04018) is incorporated by reference.
(10.1)		Employee Savings and Investment Plan, filed as Exhibit 99 to Registration Statement on Form S-8 (SEC File No. 33-01419), is incorporated by reference.*
(10.2)		Amended and Restated 1996 Non-Employee Directors’ Stock Compensation Plan, filed as Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 (SEC File No. 001-04018) is incorporated by reference.
(10.3)		Executive Officer Annual Incentive Plan, as amended and restated as of January 1, 2009.*
(10.4)		Executive Change in Control Agreement as amended and restated as of January 1, 2009.*
(10.5)		1995 Incentive Stock Option Plan and 1995 Cash Performance Program, as amended as of May 4, 2006 with respect to all awards then outstanding, filed as Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 (SEC File No. 001-04018) is incorporated by reference.*
(10.6)		Deferred Compensation Plan, as amended and restated as of January 1, 2009.*

(10.7)	2005 Equity and Cash Incentive Plan, as amended as of January 1, 2009.*
(10.8)	Form of award grant letters for stock option and cash performance grants made under 2005 Equity and Cash Incentive Plan, filed as Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 (SEC File No. 001-04018) is incorporated by reference.*
(10.9)	Form of award grant letter for SSARs and cash performance awards made under the 2005 Equity and Cash Incentive Plan, filed as Exhibit 10.9 to Annual Report on Form 10-K for the year ended December 31, 2005 (SEC File No. 001-04018) is incorporated by reference.*
(10.10)	Supplemental Executive Retirement Plan, as amended and restated as of January 1, 2009.*
(10.11)	Letter Agreement between Ronald L. Hoffman and the Company, dated November 28, 2008, filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed November 26, 2008 is incorporated by reference.*
(10.12)	Five-year Credit Agreement dated as of November 9, 2007 by and among Dover Corporation, the Lenders listed therein, the Borrowing Subsidiaries party thereto, JPMorgan Chase Bank, N.A as Administrative Agent, Deutsche Bank Securities Inc. as Syndication Agent, and Bank of America, N.A., The Royal Bank of Scotland plc and Wachovia Bank, National Association as Documented Agents, filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed November 14, 2007 (SEC File No. 001-04018), is incorporated by reference.
(14)	Dover Corporation Code of Ethics for Chief Executive Officer and Senior Financial Officers, filed as Exhibit 14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 (SEC File No. 001-04018), is incorporated by reference.
(21)	Subsidiaries of Dover.
(23.1)	Consent of Independent Registered Public Accounting Firm.
(24)	Power of Attorney (included in signature page).
(31.1)	Certification pursuant to Rule 13a-14 of the Securities and Exchange Act of 1934, as amended, signed and dated by Robert G. Kuhbach.
(31.2)	Certification pursuant to Rule 13a-14 of the Securities and Exchange Act of 1934, as amended, signed and dated by Robert A. Livingston.
(32)	Certification pursuant to 18 U.S.C. Section 1350, signed and dated by Robert G. Kuhbach and Robert A. Livingston.

*	Executive compensation plan or arrangement.

(d)	Not applicable.