Form 10-Q
period 2009-03-31
DOVER CORP
filed 2009-04-22
CIK 29905

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT
PURSUANT TO SECTION 13 or 15(d) OF
THE SECURTIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
Commission File Number: 1-4018
Dover Corporation
(Exact name of registrant as specified in its charter)

Delaware	53-0257888
(State of Incorporation)	(I.R.S. Employer Identification No.)

280 Park Avenue, New York, NY	10017
(Address of principal executive offices)	(Zip Code)
(212) 922-1640
(Registrant’s telephone number)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12-b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐   No ☑
The number of shares outstanding of the Registrant’s common stock as of April 17, 2009 was 186,016,411.

Dover Corporation
Form 10-Q

PART I – FINANCIAL INFORMATION

Page	Item
Item 1. Financial Statements (unaudited)

1	Condensed Consolidated Statements of Operations
(For the three months ended March 31, 2009 and 2008)

2	Condensed Consolidated Balance Sheets
(At March 31, 2009 and December 31, 2008)

2	Condensed Consolidated Statement of Stockholders’ Equity
(For the three months ended March 31, 2009)

3	Condensed Consolidated Statements of Cash Flows
(For the three months ended March 31, 2009 and 2008)

4	Notes to Condensed Consolidated Financial Statements

12	Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

20	Item 3. Quantitative and Qualitative Disclosures About Market Risk

20	Item 4. Controls and Procedures

20	Item 4T. Controls and Procedures
EX-31.1
EX-31.2
EX-32
PART II – OTHER INFORMATION

Page	Item
20	Item 1. Legal Proceedings
20	Item 1A. Risk Factors
20	Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
20	Item 3. Defaults Upon Senior Securities
20	Item 4. Submission of Matters to a Vote of Security Holders
21	Item 5. Other Information
21	Item 6. Exhibits
22	Signatures
23	Exhibit Index

(All other schedules are not required and have been omitted)

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
DOVER CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited) (in thousands, except per share figures)

	Three Months Ended March 31,
	2009	2008
Revenue	$1,379,085	$1,865,486
Cost of goods and services	896,942	1,185,941

Gross profit	482,143	679,545
Selling and administrative expenses	367,390	443,776

Operating earnings	114,753	235,769
Interest expense, net	22,398	23,431
Other expense (income), net	(1,736)	2,533

Total interest/other expense, net	20,662	25,964

Earnings before provision for income taxes and discontinued operations	94,091	209,805
Provision for income taxes	32,997	61,876

Earnings from continuing operations	61,094	147,929
Loss from discontinued operations, net	(7,669)	(753)

Net earnings	$53,425	$147,176

Basic earnings (loss) per common share:
Earnings from continuing operations	$0.33	$0.77
Loss from discontinued operations, net	(0.04)	—
Net earnings	0.29	0.76

Weighted average shares outstanding	186,011	192,424

Diluted earnings (loss) per common share:
Earnings from continuing operations	$0.33	$0.77
Loss from discontinued operations, net	(0.04)	—
Net earnings	0.29	0.76

Weighted average shares outstanding	186,121	193,257

Dividends paid per common share	$0.25	$0.20

The following table is a reconciliation of the share amounts used in computing earnings per share:

	Three Months Ended March 31,
	2009	2008
Weighted average shares outstanding — Basic	186,011	192,424
Dilutive effect of assumed exercise of employee stock options/SAR’s	110	833

Weighted average shares outstanding — Diluted	186,121	193,257

Anti-dilutive options/SAR’s excluded from diluted EPS computation	11,104	5,428
See Notes to Condensed Consolidated Financial Statements

1 of 23

DOVER CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited) (in thousands)

	At March 31, 2009	At December 31, 2008
Current assets:
Cash and equivalents	$500,310	$547,409
Short-term investments	262,640	279,460
Receivables, net of allowances of $35,944 and $32,647	872,998	1,013,174
Inventories, net	617,568	636,121
Prepaid and other current assets	84,283	80,268
Deferred tax asset	78,115	73,687

Total current assets	2,415,914	2,630,119

Property, plant and equipment, net	850,597	872,134
Goodwill	3,245,293	3,255,566
Intangible assets, net	926,812	952,409
Other assets and deferred charges	103,835	103,904
Assets of discontinued operations	54,382	69,106

Total assets	$7,596,833	$7,883,238

Current liabilities:
Notes payable and current maturities of long-term debt	$146,652	$224,944
Accounts payable	345,967	373,436
Accrued compensation and employee benefits	185,859	305,572
Accrued insurance	106,210	104,938
Other accrued expenses	205,497	209,619
Federal and other taxes on income	20,759	35,005

Total current liabilities	1,010,944	1,253,514

Long-term debt	1,861,407	1,860,729
Deferred income taxes	325,968	314,405
Other deferrals	559,871	582,601
Liabilities of discontinued operations	65,231	79,123
Commitments and contingent liabilities
Stockholders’ Equity:
Total stockholders’ equity	3,773,412	3,792,866

Total liabilities and stockholders’ equity	$7,596,833	$7,883,238

DOVER CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (unaudited) (in thousands)

			Accumulated
	Common	Additional	Other			Total
	Stock	Paid-In	Comprehensive	Retained	Treasury	Stockholders’
	$1 Par Value	Capital	Earnings (Loss)	Earnings	Stock	Equity
Balance at 12/31/2008	$246,615	$455,228	$10,816	$5,286,458	$(2,206,251)	$3,792,866

Net earnings	—	—	—	53,425	—	53,425
Dividends paid	—	—	—	(46,503)	—	(46,503)
Common stock issued for options exercised	19	1,270	—	—	—	1,289
Tax benefit from the exercise of stock options	—	(52)	—	—	—	(52)
Stock-based compensation expense	—	5,056	—	—	—	5,056
Translation of foreign financial statements	—	—	(35,702)	—	—	(35,702)
Unrealized holding gains, net of tax	—	—	725	—	—	725
SFAS 158 amortization, net of tax	—	—	2,308	—	—	2,308

Balance at 3/31/2009	$246,634	$461,502	$(21,853)	$5,293,380	$(2,206,251)	$3,773,412

Preferred Stock, $100 par value per share. 100,000 shares authorized; none issued.
See Notes to Condensed Consolidated Financial Statements

2 of 23

DOVER CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited) (in thousands)

	Three Months Ended March 31,
	2009	2008
Operating Activities of Continuing Operations

Net earnings	$53,425	$147,176

Adjustments to reconcile net earnings to net cash from operating activities:
Loss from discontinued operations	7,669	753
Depreciation and amortization	63,825	65,312
Stock-based compensation	5,963	8,369
Changes in current assets and liabilities (excluding effects of acquisitions, dispositions and foreign exchange):
Decrease (increase) in accounts receivable	127,465	(11,211)
Decrease (increase) in inventories	13,382	(14,634)
Decrease in prepaid expenses and other assets	(4,359)	23,356
Increase (decrease) in accounts payable	(21,119)	20,430
Decrease in accrued expenses	(116,420)	(87,829)
Increase in accrued and deferred taxes, net	19,428	26,398
Other non-current, net	(34,393)	(24,216)

Net cash provided by operating activities of continuing operations	114,866	153,904

Investing Activities of Continuing Operations
Purchase of short-term investments	(89,320)	—
Proceeds from sale of short-term investments	97,295	—
Proceeds from the sale of property and equipment	4,751	2,004
Additions to property, plant and equipment	(31,475)	(42,535)
Proceeds from sales of businesses	105	—
Acquisitions (net of cash and cash equivalents acquired)	—	(22,362)

Net cash used in investing activities of continuing operations	(18,644)	(62,893)

Financing Activities of Continuing Operations
Decrease in notes payable, net	(77,511)	(500,368)
Proceeds from long-term debt	—	594,120
Purchase of treasury stock	—	(150,946)
Proceeds from exercise of stock options, including tax benefits	1,237	8,235
Dividends to stockholders	(46,503)	(38,388)

Net cash used in financing activities of continuing operations	(122,777)	(87,347)

Cash Flows From Discontinued Operations
Net cash used in operating activities of discontinued operations	(6,770)	(1,059)
Net cash used in investing activities of discontinued operations	(162)	(232)

Net cash used in discontinued operations	(6,932)	(1,291)

Effect of exchange rate changes on cash	(13,612)	30,871

Net increase (decrease) in cash and cash equivalents	(47,099)	33,244
Cash and cash equivalents at beginning of period	547,409	606,105

Cash and cash equivalents at end of period	$500,310	$639,349

See Notes to Condensed Consolidated Financial Statements

3 of 23

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements, in accordance with Securities and Exchange Commission (“SEC”) rules for interim periods, do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements and should be read in conjunction with the Dover Corporation (“Dover” or the “Company”) Annual Report on Form 10-K for the year ended December 31, 2008, which provides a more complete understanding of Dover’s accounting policies, financial position, operating results, business properties and other matters. The year-end condensed consolidated balance sheet was derived from audited financial statements. It is the opinion of management that these financial statements reflect all adjustments necessary for a fair statement of the interim results. The results of operations of any interim period are not necessarily indicative of the results of operations for the full year.
Certain prior period amounts have been reclassified to conform to the current period presentation.
2. Acquisitions
During the first quarter of 2009, the Company did not make any acquisitions. For certain prior acquisitions, the Company is in the process of obtaining or finalizing appraisals of tangible and intangible assets and continuing to evaluate the initial purchase price allocations as of the acquisition date, which will be adjusted as additional information relative to the fair values of the assets and liabilities of the businesses becomes known. Accordingly, management has used its best estimate in the initial purchase price allocation as of the date of these financial statements.
Assuming that the 2008 acquisitions had all taken place on January 1, 2008, the impact on the first quarter 2008 revenue would have been approximately $14 million, with no impact on basic and diluted earnings per share. This information has been prepared for comparative purposes only and includes certain adjustments to actual financial results for the relevant periods, such as imputed financing costs, and estimated additional amortization and depreciation expense as a result of intangibles and fixed assets acquired. They do not purport to be indicative of the results of operations which actually would have resulted had the acquisitions occurred on the date indicated, or which may result in the future.
In connection with certain acquisitions, at March 31, 2009 and December 31, 2008, the Company had reserves related to severance and facility closings of $27.1 million and $27.9 million, respectively. The reserves were recorded as of the date of acquisition and in accordance with the provisions of Emerging Issues Task Force Issue No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination.” During the first quarter of 2009, the reserves were reduced by payments of $0.8 million.
3. Inventory
The following table displays the components of inventory:

	At March 31,	At December 31,
(in thousands)	2009	2008
Raw materials	$316,122	$319,407
Work in progress	145,517	144,017
Finished goods	215,797	231,507

Subtotal	677,436	694,931
Less LIFO reserve	59,868	58,810

Total	$617,568	$636,121

4 of 23

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
4. Property, Plant and Equipment
The following table displays the components of property, plant and equipment:

	At March 31,	At December 31,
(in thousands)	2009	2008
Land	$48,684	$49,015
Buildings and improvements	539,181	547,223
Machinery, equipment and other	1,784,886	1,792,615

	2,372,751	2,388,853
Accumulated depreciation	(1,522,154)	(1,516,719)

Total	$850,597	$872,134

5. Goodwill and Other Intangible Assets
The following table provides the changes in carrying value of goodwill by segment through the three months ended March 31, 2009. As there were no acquisitions in the first quarter of 2009, there was no impact on goodwill in the current quarter.

			Other
			adjustments
		Goodwill from	including
	At December 31,	2009	currency	At March 31,
(in thousands)	2008	acquisitions	translations	2009

Electronic Technologies	$976,706	$—	$(2,956)	$973,750
Industrial Products	919,215	—	(3,569)	915,646
Fluid Management	571,221	—	(2,233)	568,988
Engineered Systems	788,424	—	(1,515)	786,909

Total	$3,255,566	$—	$(10,273)	$3,245,293

The following table provides the gross carrying value and accumulated amortization for each major class of intangible asset:

	At March 31, 2009			At December 31, 2008
			Average
	Gross Carrying	Accumulated	Life	Gross Carrying	Accumulated
(dollar amounts in thousands)	Amount	Amortization	(Years)	Amount	Amortization
Amortized Intangible Assets:
Trademarks	$66,816	$13,311	15	$32,223	$12,453
Patents	128,199	80,797	13	129,233	79,241
Customer Intangibles	680,792	215,645	9	681,636	200,169
Unpatented Technologies	128,082	64,228	9	129,303	61,871
Non-Compete Agreements	3,475	3,405	5	3,475	3,400
Drawings & Manuals	13,694	5,694	5	13,653	5,441
Distributor Relationships	72,391	18,095	20	72,413	17,193
Other	17,779	10,920	14	22,725	10,270

Total	1,111,228	412,095	11	1,084,661	390,038

Unamortized Intangible Assets:

Trademarks	227,679			257,786

Total Intangible Assets	$1,338,907	$412,095		$1,342,447	$390,038

5 of 23

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
6. Discontinued Operations
2009
During the first quarter of 2009, the Company recorded adjustments to the carrying value of a business still held for sale and other adjustments resulting in a net after-tax loss of approximately $7.4 million.
2008
During the first quarter of 2008, the Company recorded adjustments to the carrying value of a business still held for sale and other adjustments resulting in a net after-tax loss of approximately $2.0 million.
Summarized results of the Company’s discontinued operations are as follows:

	Three Months Ended March 31,
(in thousands)	2009	2008
Revenue	$12,876	$26,765

Loss on sale, net of taxes (1)	$(7,445)	$(1,979)

Earnings from operations before taxes	28	804
Benefit (provision) for income taxes related to operations	(252)	422

Loss from discontinued operations, net of tax	$(7,669)	$(753)

(1)	Includes impairments.
At March 31, 2009, the assets and liabilities of discontinued operations primarily represent amounts related to one remaining unsold business. Additional detail related to the assets and liabilities of the Company’s discontinued operations is as follows:

	At March 31,	At December 31,
(in thousands)	2009	2008
Assets of Discontinued Operations
Current assets	$33,655	$32,498
Non-current assets	20,727	36,608

	$54,382	$69,106

Liabilities of Discontinued Operations
Current liabilities	$9,986	$13,371
Non-current liabilities	55,245	65,752

	$65,231	$79,123

In addition to the assets and liabilities of the entities currently held for sale in discontinued operations, the assets and liabilities of discontinued operations include residual amounts related to businesses previously sold. These residual amounts include property, plant and equipment, deferred tax assets, short and long-term reserves, and contingencies.
7. Hedging Activities and Debt
Hedging Activities
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

6 of 23

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
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
There is presently one outstanding swap agreement for a total notional amount of $50.0 million, or CHF65.1 million, which swaps the U.S. dollar 6-month LIBOR rate and the Swiss Franc 6-month LIBOR rate. This agreement hedges a portion of the Company’s net investment in non-U.S. operations and the fair value outstanding at March 31, 2009 was a loss of $7.7 million which was based on quoted market prices for similar instruments (using Level 2 inputs under the SFAS No. 157 hierarchy). The change in fair value of this hedge, which was not significant during the first quarter of 2009, is recorded in Other Expense (Income), net and the $7.7 million is recorded in Other Deferrals in the Unaudited Condensed Consolidated Balance Sheet. This hedge is effective.
The Company’s other hedging activity is not significant, therefore tabular disclosures are not presented. There are no amounts excluded from the assessment of hedge effectiveness and there are no credit risk related contingent features in the Company’s derivative instruments. In addition, the amount of gains or losses from hedging activity recorded in earnings is not significant and the amount of unrealized gains or losses from cash flow hedges which are expected to be reclassified to earnings in the next twelve months is not significant to Dover.
Debt
Dover’s long-term debt with a book value of $1,894.6 million, of which $33.2 million matures in less than one year, had a fair value of approximately $1,937.3 million at March 31, 2009. The estimated fair value of the long-term debt is based on quoted market prices for similar issues.
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

7 of 23

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
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
Estimated warranty program claims are provided for at the time of sale. Amounts provided for are based on historical costs and adjusted new claims. The changes in the carrying amount of product warranties through March 31, 2009 and 2008 are as follows:

(in thousands)	2009	2008
Beginning Balance January 1	$56,137	$55,437
Provision for warranties	7,147	9,996
Increase (decrease) from acquisitions/dispositions	(411)	103
Settlements made	(8,255)	(8,824)
Other adjustments	(94)	974

Ending Balance March 31	$54,524	$57,686

From time to time, the Company will initiate various restructuring programs at its operating companies or record severance and other restructuring costs in connection with purchase accounting for acquisitions (see note 2 for additional detail). In the second half of 2008, the Company announced plans to increase substantially the amount of restructuring efforts in response to the significant decline in global economic activity. The Company expects to incur an additional $38.0 million in restructuring costs during the remainder of 2009. For the first quarter of 2009, $12.4 million and $22.8 million of restructuring charges were recorded in cost of goods and services and selling and administrative expenses, respectively, in the Unaudited Condensed Consolidated Statement of Operations. The following table details the Company’s severance and other restructuring reserve activity:

(in thousands)	Severance	Exit	Total
At December 31, 2008 (A)	$7,203	$23,754	$30,957
Provision	28,706	6,510	35,216
Payments	(12,023)	(2,991)	(15,014)
Other, including impairments	71	(1,019)	(948)

At March 31, 2009 (B)	$23,957	$26,254	$50,211

(A)	Includes $27.9 million related to purchase accounting accruals.

(B)	Includes $27.1 million related to purchase accounting accruals.
9. Employee Benefit Plans
The following table sets forth the components of net periodic expense:

	Retirement Plan Benefits		Post Retirement Benefits
	Three Months Ended March 31,		Three Months Ended March 31,
(in thousands)	2009	2008	2009	2008
Expected return on plan assets	$(8,547)	$(8,662)	$—	$—
Benefits earned during period	5,003	5,501	79	81
Interest accrued on benefit obligation	9,268	9,759	240	234
Curtailment gain	(337)	—	—	—
Amortization (A):
Prior service cost	2,249	2,159	(43)	(43)
Recognized actuarial (gain) loss	1,298	1,188	(107)	(132)
Transition obligation	(10)	(18)	—	—

Net periodic expense	$8,924	$9,927	$169	$140

(A)	A portion of the current year amortization amounts are recorded as increases (decreases) to Accumulated Other Comprehensive Income totaling approximately $2.3 million, net of tax, and $2.0 million, net of tax, for the three months ended March 31, 2009 and 2008, respectively.

8 of 23

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
10. Comprehensive Earnings
Comprehensive earnings were as follows:

	Three months Ended March 31,
(in thousands)	2009	2008
Net Earnings	$53,425	$147,176

Foreign currency translation adjustment	(35,702)	63,534
Unrealized holding gains (losses), net of tax	91	(215)
Derivative cash flow hedges, net of tax	634	1,124
SFAS 158 amortization, net of tax	2,308	1,969

Comprehensive Earnings	$20,756	$213,588

11. Segment Information
Dover has four reportable segments which are based on management’s reporting structure used to evaluate performance. Segment financial information and a reconciliation of segment results to consolidated results follows:

(in thousands)	Three Months Ended March 31,
	2009	2008
REVENUE
Industrial Products	$434,791	$616,774
Engineered Systems	400,784	499,222
Fluid Management	330,772	401,299
Electronic Technologies	214,035	351,757
Intra — segment eliminations	(1,297)	(3,566)

Total consolidated revenue	$1,379,085	$1,865,486

EARNINGS FROM CONTINUING OPERATIONS
Segment Earnings:
Industrial Products	$34,544	$78,838
Engineered Systems	43,305	62,996
Fluid Management	75,442	85,139
Electronic Technologies	(12,110)	36,234

Total segments	141,181	263,207
Corporate expense / other	(24,692)	(29,971)
Net interest expense	(22,398)	(23,431)

Earnings from continuing operations before provision for income taxes and discontinued operations	94,091	209,805
Provision for taxes	32,997	61,876

Earnings from continuing operations — total consolidated	$61,094	$147,929

12. Recent Accounting Standards
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“SFAS No. 161”). SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133 with the intent to provide users of financial statements with an enhanced understanding of an entity’s derivative activity. Dover adopted this standard as of January 1, 2009 and has included related disclosures in Note 7.
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. For financial assets and liabilities, this

9 of 23

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
statement was effective for fiscal periods beginning after November 15, 2007 and did not require any new fair value measurements. The adoption of SFAS No. 157 on January 1, 2008 did not have a material effect on Dover’s consolidated financial statements. In February 2008, the FASB Staff Position No. 157-2 was issued which delayed the effective date of FASB Statement No. 157 to fiscal years beginning after November 15, 2008 for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The adoption of the provisions of SFAS No. 157 related to “non-financial assets”, did not have a material effect on Dover’s consolidated financial statements.
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
In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 requires that a noncontrolling interest in a subsidiary be reported as equity and the amount of consolidated net income specifically attributable to the noncontrolling interest be identified in the consolidated financial statements. It also requires consistency in the manner of reporting changes in the parent’s ownership interest and requires fair value measurement of any noncontrolling equity investment retained in a deconsolidation. The Company has applied the provisions of this statement prospectively, as required, beginning on January 1, 2009 and the adoption did not have a material effect on its consolidated financial statements.
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
13. Equity and Cash Incentive Program
In the first quarter of 2009, the Company issued stock appreciation rights (“SARs”) covering 3,099,326 shares, of which 307,448 may be converted to 76,862 performance shares subject to shareholder approval of certain plan changes detailed in Dover’s Proxy Statement. In the first quarter of 2008 2,234,942 SARs were issued. For the three months ended March 31, 2009 and 2008, after-tax stock-based compensation expense totaled $3.9 million and $5.4 million, respectively.

10 of 23

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
The fair value of each grant was estimated on the dates of the grant using the Black-Scholes option pricing model with the following assumptions:

	2009 Grant	2008 Grant
	SARs	SARs
Risk-free interest rate	2.06%	3.21%
Dividend yield	3.23%	1.86%
Expected life (years)	6.5	6.5
Volatility	30.47%	26.09%
Option grant price	$29.45	$42.30
Fair value of options granted	$6.58	$10.97

11 of 23

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Refer to the section below entitled “Special Notes Regarding Forward-Looking Statements” for a discussion of factors that could cause actual results to differ from the forward-looking statements contained below and throughout this quarterly report.
OVERVIEW
Dover Corporation (“Dover” or the “Company”) owns a global portfolio of manufacturing companies providing innovative components and equipment, specialty systems and support services for a variety of applications in the industrial products, engineered systems, fluid management and electronic technologies markets. Dover discusses its operations at the platform level within the Industrial Products, Engineered Systems and Fluid Management segments, which contain two platforms each. Electronic Technologies’ results are discussed at the segment level.
(1) FINANCIAL CONDITION:
Management assesses Dover’s liquidity in terms of its ability to generate cash and access capital markets to fund its operating, investing and financing activities. Significant factors affecting liquidity are: cash flows generated from operating activities, capital expenditures, acquisitions, dispositions, dividends, repurchase of outstanding shares, adequacy of commercial paper and available bank lines of credit, and the ability to attract long-term capital with satisfactory terms. The Company generates substantial cash from operations and remains in a strong financial position, maintaining enough liquidity for reinvestment in existing businesses and strategic acquisitions while managing its capital structure on a short and long-term basis.
Cash and cash equivalents of $500.3 million at March 31, 2009 decreased from the December 31, 2008 balance of $547.4 million. Cash and cash equivalents were invested in highly liquid investment grade money market instruments with a maturity of 90 days or less. Short-term investments consist of investment grade time deposits with original maturity dates between three months and one year.
The following table is derived from the Condensed Consolidated Statements of Cash Flows:

	Three Months Ended March 31,
Cash Flows from Continuing Operations(in thousands)	2009	2008
Net Cash Flows Provided By (Used In):
Operating activities	$114,866	$153,904
Investing activities	(18,644)	(62,893)
Financing activities	(122,777)	(87,347)
Cash flows provided by operating activities for the first three months of 2009 decreased $39.0 million from the prior year period, primarily reflecting lower earnings on reduced sales from continuing operations.
Cash used in investing activities in the first three months of 2009 decreased $44.2 million largely reflecting lower acquisition spending and capital expenditures, as well as net proceeds from short-term investments. The Company did not make any acquisitions in the first quarter of 2009 compared to $22.4 million in the prior year period. Capital expenditures in the three months of 2009 decreased 26% to $31.5 million as compared to $42.5 million in the prior year period. The Company currently anticipates that any additional acquisitions made during 2009 will be funded from available cash and internally generated funds and, if necessary, through the issuance of commercial paper, use of established lines of credit or public debt markets.
Cash used in financing activities for the first three months of 2009 increased $35.4 million due to higher dividend payments of $8.1 million and higher net payments of debt in the 2009 period. In the 2008 period, higher purchases of the Company’s common stock and higher debt payments were significantly offset by proceeds from new debt issuances of $594.1 million.
Adjusted Working Capital (a non-GAAP measure calculated as accounts receivable, plus inventory, less accounts payable) decreased from the prior year end by $131.3 million, or 10%, to $1,144.6 million which reflected a

12 of 23

decrease in receivables of $140.2 million, a decrease in inventory of $18.6 million and a decrease in accounts payable of $27.5 million generally due to lower sales. Excluding acquisitions and the effects of foreign exchange translation of $11.8 million, Adjusted Working Capital would have decreased by $119.5 million, or 9%. “Average Annual Adjusted Working Capital” as a percentage of revenue (a non-GAAP measure calculated as the five-quarter average balance of accounts receivable, plus inventory, less accounts payable divided by the trailing twelve months of revenue) increased to 18.9% at March 31, 2009 from 18.3% at December 31, 2008 and inventory turns were 6.8 at March 31, 2009 compared to 7.1 at December 31, 2008.
In addition to measuring its cash flow generation and usage based upon the operating, investing and financing classifications included in the unaudited Condensed Consolidated Statements of Cash Flows, the Company also measures free cash flow (a non-GAAP measure). Management believes that free cash flow is an important measure of operating performance because it provides both management and investors a measurement of cash generated from operations that is available to fund acquisitions, pay dividends, repay debt and repurchase Dover’s common stock. Dover’s free cash flow for the three months ended March 31, 2009 decreased $28.0 million compared to the prior year period. The decrease primarily reflected lower earnings from continuing operations, offset by lower capital expenditures.
The following table is a reconciliation of free cash flow with cash flows from operating activities:

	Three Months Ended March 31,
Free Cash Flow(in thousands)	2009	2008
Cash flow provided by operating activities	$114,866	$153,904
Less: Capital expenditures	31,475	42,535

Free cash flow	$83,391	$111,369

Free cash flow as a percentage of revenue	6.0%	6.0%

The Company utilizes total debt and net debt-to-total-capitalization calculations to assess its overall financial leverage and capacity and believes the calculations are useful to investors for the same reason. The following table provides a reconciliation of total debt and net debt to total capitalization to the most directly comparable GAAP measures:

	At March 31,	At December 31,
Net Debt to Total Capitalization Ratio(in thousands)	2009	2008
Current maturities of long-term debt	$33,239	$32,194
Commercial paper and other short-term debt	113,413	192,750
Long-term debt	1,861,407	1,860,729

Total debt	2,008,059	2,085,673
Less: Cash, cash equivalents and short-term investments	762,950	826,869

Net debt	1,245,109	1,258,804

Add: Stockholders’ equity	3,773,412	3,792,866

Total capitalization	$5,018,521	$5,051,670

Net debt to total capitalization	24.8%	24.9%

The total debt level of $2,008.1 million at March 31, 2009 decreased $77.6 million from December 31, 2008, due to lower commercial paper borrowings. The net debt decrease was due to the lower total debt level partially offset by lower cash generated from operations, in the first quarter of 2009 when compared to December 31, 2008.
Dover’s long-term debt with a book value of $1,894.6 million, of which $33.2 million matures in less than one year, had a fair value of approximately $1,937.3 million at March 31, 2009. The estimated fair value of the long-term debt is based on quoted market prices for similar issues.
There is presently one outstanding swap agreement for a total notional amount of $50.0 million, or CHF65.1 million, which swaps the U.S. dollar 6-month LIBOR rate and the Swiss Franc 6-month LIBOR rate. This agreement hedges a portion of the Company’s net investment in non-U.S. operations and the fair value outstanding at March 31, 2009 was a loss of $7.7 million which was based on quoted market prices for similar instruments (uses Level 2 inputs under the SFAS No. 157 hierarchy). The change in fair value of this hedge, which was not significant during the first quarter of 2009, is recorded in Other Expense (Income), net and the $7.7 million is recorded in Other Deferrals in the Unaudited Condensed Consolidated Balance Sheet. This hedge is effective.

13 of 23

(2) RESULTS OF OPERATIONS:
CONSOLIDATED RESULTS OF OPERATIONS
Revenue for the first quarter of 2009 decreased 26% to $1,379.1 million from the comparable 2008 period, with decreases at all four segments. Dover’s revenue decrease was attributed to declines in its core businesses of 22% and the impact of foreign exchange of 4%. Gross profit decreased 29% to $482.1 million from the prior year quarter while the gross profit margin decreased 146 basis points to 35.0%.
Selling and administrative expenses of $367.4 million for the first quarter of 2009 decreased by $76.4 million over the comparable 2008 period, primarily due to decreased revenue activity cost containment efforts and synergy savings, net of restructuring charges. Selling and administrative expenses as a percentage of revenue increased to 26.6% from 23.8% in the comparable 2008 period, reflecting reduced revenue levels and restructuring charges of $22.8 million.
Interest expense, net, for the first quarter of 2009 decreased by $1.0 million, compared to the same quarter last year, primarily due to lower average outstanding commercial paper balances during the quarter. Other expense (income), net, of ($1.7) million and $2.5 million for the three months ended March 31, 2009 and 2008, respectively, was primarily related to the effects of foreign exchange fluctuations on assets and liabilities denominated in currencies other than the Company’s functional currency.
The effective tax rate for continuing operations for the three months ended March 31, 2009 was 35.1%, compared to the prior year rate of 29.5%. Higher domestic earnings and the mix of non-U.S. earnings in low-tax jurisdictions both had a negative impact on the effective tax rate for the first quarter of 2009.
Earnings from continuing operations for the quarter decreased 59% to $61.1 million or $0.33 diluted EPS (“EPS”) compared to $147.9 million or $0.77 EPS in the prior year first quarter. The decrease was primarily a result of end-market weakness across all of the Company’s segments.
Loss from discontinued operations for the first quarter 2009 was $7.7 million, or $0.04 EPS, compared to a first quarter 2008 loss of $0.8 million, with a negligible impact on EPS. The 2009 earnings included a $7.4 million loss, net of tax, related to adjustments to the fair value of a business still held for sale and other adjustments, as well as a loss from operations of $0.2 million, net of tax. The 2008 loss included losses from the sales of businesses, net of tax, of approximately $2.0 million and income from operations of $1.2 million.
Severance and Other Restructuring Reserves
From time to time, the Company will initiate various restructuring programs at its operating companies or record severance and other restructuring costs in connection with purchase accounting for acquisitions. In the second half of 2008, the Company announced plans to increase substantially the amount of restructuring efforts in response to the significant decline in global economic activity. During the first quarter of 2009, the Company closed 12 facilities and reduced headcount by 3,700. The Company expects to incur an additional $38 million in restructuring costs and reduce headcount by an additional 1,000 during the remainder of 2009. The Company expects the restructuring costs incurred during 2009 to yield savings of approximately $125 million in 2009.
At March 31, 2009 and December 31, 2008 the Company had reserves related to severance and other restructuring activities of $50.2 million and $31.0 million, respectively. During the first quarter of 2009, the Company recorded $35.2 million in additional charges and made $15.0 million in payments related to these reserves. For the first quarter of 2009, $12.4 million and $22.8 million of restructuring charges were recorded in cost of goods and services and selling and administrative expenses, respectively, in the Unaudited Condensed Consolidated Statement of Operations.
Current Economic Environment
With few exceptions, Dover experienced lower demand across all of its end markets resulting in lower bookings

14 of 23

and backlog in the fourth quarter of 2008 and first quarter of 2009 although bookings improved in each month of the first quarter. Though this downturn will have a significant adverse impact on revenue and earnings for the remainder of the year, Dover remains committed to maintaining margin levels. The structural changes made over the last few years, becoming less dependent on capital goods markets and having greater recurring revenue, together with improved working capital management and strong pricing discipline is expected to partially offset the impact of the economic downturn during 2009. As discussed above in the Liquidity and Capital Resources section, the Company believes that existing sources of liquidity are adequate to meet anticipated funding needs at comparable risk-based interest rates.
2009 Outlook
Dover currently anticipates that 2009 revenue will decline 18%-20%, below 2008 levels and currently does not anticipate a meaningful recovery in the latter half of 2009 from these demand levels. Based on these assumptions, Dover has projected that its continuing diluted earnings per share for 2009 will be in the range of $2.00 to $2.30, and expects its earnings to follow a traditional seasonal pattern of being higher in the second and third quarters and lower in the fourth quarter. If global or domestic economic conditions deteriorate further, Dover’s operating results for 2009 could be materially worse than currently projected.
SEGMENT RESULTS OF OPERATIONS
Industrial Products

	Three Months Ended March 31,
(in thousands)	2009	2008	% Change

Revenue
Material Handling	$186,651	$287,208	-35%
Mobile Equipment	248,292	329,723	-25%
Eliminations	(152)	(157)

	$434,791	$616,774	-30%

Segment earnings	$34,544	$78,838	-56%
Operating margin	7.9%	12.8%

Acquisition related depreciation and amortization expense*	$8,388	$9,215	-9%

Bookings
Material Handling	$118,343	$296,278	-60%
Mobile Equipment	210,558	360,324	-42%
Eliminations	(22)	(296)

	$328,879	$656,306	-50%

Backlog
Material Handling	$120,066	$228,082	-47%
Mobile Equipment	349,358	575,070	-39%
Eliminations	(48)	(171)

	$469,376	$802,981	-42%

*	Represents the pre-tax impact on earnings from the depreciation and amortization of acquisition accounting write-ups to reflect the fair value of inventory, property, plant and equipment, and intangible assets.
Industrial Products decrease in revenue was primarily due to general economic conditions as well as continued weakness in the infrastructure (construction), energy bulk transport and vehicle service markets. The segment’s 30% decline in revenue reflected core business decline of 28%, with 2% due to foreign exchange. Earnings and margin were impacted by the factors mentioned above as well as $6.4 million in restructuring costs.
Material Handling revenue and earnings decreased 35% and 72%, respectively, when compared to the prior year first quarter. The platform continued to experience significant challenges in its core infrastructure and energy markets, compared to the first quarter of 2008. Restructuring charges at the platform also negatively impacted the earnings comparison with the first quarter of 2008.
Mobile Equipment revenue and earnings decreased 25% and 34%, respectively, over the prior year first quarter. Although the aerospace and military markets remained relatively strong, their results were offset by challenges in

15 of 23

the energy, bulk transport and vehicle service markets. Earnings at the platform were negatively impacted by the overall downturn in business and various restructuring activities.
Engineered Systems

	Three Months Ended March 31,
(in thousands)	2009	2008	% Change

Revenue
Engineered Products	$223,426	$267,696	-17%
Product Identification	177,358	231,526	-23%

	$400,784	$499,222	-20%

Segment earnings	$43,305	$62,996	-31%
Operating margin	10.8%	12.6%

Acquisition related depreciation and amortization expense*	$6,071	$6,109	-1%

Bookings
Engineered Products	$236,353	$284,257	-17%
Product Identification	175,680	239,547	-27%

	$412,033	$523,804	-21%

Backlog
Engineered Products	$196,394	$244,981	-20%
Product Identification	57,801	79,956	-28%

	$254,195	$324,937	-22%

*	Represents the pre-tax impact on earnings from the depreciation and amortization of acquisition accounting write-ups to reflect the fair value of inventory, property, plant and equipment, and intangible assets.
Engineered Systems revenue and earnings decreased from the prior year first quarter by 20% and 31%, respectively. General softness in the markets served by the segment resulted in a 14% decline in core business revenue and the unfavorable impact of currency rates contributed to the balance of the decline. The earnings decline was substantially driven by the softness in end markets, the impact of currency rates, and $7.7 million in restructuring costs.
Engineered Products revenue and earnings decreases of 17% and 20% respectively, were driven by weakness in most Engineered Products businesses except for the refrigeration systems and display case business which experienced similar activity to the prior year first quarter. Earnings and margins were unfavorably impacted by lower overall volume, currency rates, and restructuring costs.
Product Identification platform revenue and earnings declined by 23% and 39%, respectively, compared to the prior year first quarter. Core revenue was down 17% due to softness in both the Direct Marking and Bar Coding businesses. The balance of the revenue decline was due to currency exchange rates. The earnings decline was due to the volume decrease, currency and restructuring costs, partially offset by benefits realized from the platform’s on-going integration activities.

16 of 23

Fluid Management

	Three Months Ended March 31,
(in thousands)	2009	2008	% Change

Revenue
Energy	$176,334	$213,003	-17%
Fluid Solutions	154,488	188,328	-18%
Eliminations	(50)	(32)

	$330,772	$401,299	-18%

Segment earnings	$75,442	$85,139	-11%
Operating margin	22.8%	21.2%

Acquisition related depreciation and amortization expense*	$4,828	$3,914	23%

Bookings
Energy	$142,721	$233,662	-39%
Fluid Solutions	150,376	197,289	-24%
Eliminations	(43)	(24)

	$293,054	$430,927	-32%

Backlog
Energy	$58,771	$106,540	-45%
Fluid Solutions	60,781	85,130	-29%
Eliminations	(5)	(6)

	$119,547	$191,664	-38%

*	Represents the pre-tax impact on earnings from the depreciation and amortization of acquisition accounting write-ups to reflect the fair value of inventory, property, plant and equipment, and intangible assets.
Fluid Management’s revenue and earnings decreases over the prior year quarter were driven by slowing demand in the oil and gas sectors served by the Energy platform as well as the diverse markets served by the Fluid Solutions group. Compared to the first quarter of 2008, revenue decreased 18% and earnings decreased 11%; operating margin showed a 160 bps improvement due to lower accruals for incentive payments, lower legal settlement costs and the net benefit of cost saving initiatives. The segment’s revenue decline represented a core business decline of 16%, with the remainder due to the net impact of acquisitions and foreign exchange. In addition, for the first quarter of 2009, the segment had $2.5 million in restructuring charges.
The Energy platform posted a 17% decrease in revenue and a 13% earnings decline when compared to the same quarter last year. While the power generation market remained strong, the oil and gas sectors continued to show weakness. Improved margins reflect operational improvements, lower incentive accruals and cost savings as a result of restructuring activities.
Fluid Solutions revenue decreased 18% and earnings declined 24% due to lower demand in their various industrial markets. Decreased margins reflect lower revenue partially offset by savings from restructuring activities.

17 of 23

Electronic Technologies

	Three Months Ended March 31,
(in thousands)	2009	2008	% Change

Revenue	$214,035	$351,757	-39%
Segment earnings	$(12,110)	$36,234	-133%
Operating margin	-5.7%	10.3%

Acquisition related depreciation and amortization expense*	$8,286	$8,902	-7%

Bookings	223,707	360,337	-38%
Backlog	186,850	246,711	-24%

*	Represents the pre-tax impact on earnings from the depreciation and amortization of acquisition accounting write-ups to reflect the fair value of inventory, property, plant and equipment, and intangible assets.
Electronic Technologies’ revenue decreased 39% over the same quarter of 2008, primarily due to the impact of weak demand for assembly and test equipment by manufacturers. The overall economy, including a decline in consumer spending on electronics, negatively impacted test equipment manufacturer spending in the quarter. The other markets that the segment serves such as the MEMS hearing aid and military and space markets experienced more moderate declines in the quarter. The segment’s core revenue decline amounted to 33% while the impacts on revenue from dispositions and currency changes were 3% and 3%, respectively. Earnings for the first quarter of 2009 were negatively impacted by the factors mentioned above as well as the impact of approximately $18.5 million in restructuring charges recorded in the quarter.
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
Recent Accounting Standards
See Note 12 — Recent Accounting Standards
Special Notes Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q, especially “Management’s Discussion and Analysis,” contains “forward-looking” statements within the meaning of the Securities Act of 1933, as amended, the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. Such statements relate to, among other things, income, earnings, cash flows, changes in operations, operating improvements, industries in which Dover companies operate and the U.S. and global economies. Statements in this 10-Q that are not historical are hereby identified as “forward-looking statements” and may be indicated by words or phrases such as “anticipates,” “supports,” “plans,” “projects,” “expects,” “believes,” “should,” “would,” “could,” “hope,” “forecast,” “management is of the opinion,” use of the future tense and similar words or phrases. Forward-looking statements

18 of 23

are subject to inherent risks and uncertainties that could cause actual results to differ from current expectations including, but not limited to: current economic conditions and uncertainties in the credit and capital markets; the Company’s ability to achieve expected savings from integration, synergy and other cost-control initiatives; the ability to identify and successfully consummate value-adding acquisition opportunities; increased competition and pricing pressures in the markets served by Dover’s operating companies; the ability of Dover’s companies to expand into new geographic markets and to anticipate and meet customer demands for new products and product enhancements; increases in the cost of raw materials; changes in customer demand; political events that could impact the worldwide economy; the impact of natural disasters and their effect on global energy markets; a downgrade in Dover’s credit ratings; international economic conditions including interest rate and currency exchange rate fluctuations; the relative mix of products and services which impacts margins and operating efficiencies; short-term capacity constraints; domestic and foreign governmental and public policy changes including environmental regulations and tax policies (including domestic and international export subsidy programs, R&E credits and other similar programs); unforeseen developments in contingencies such as litigation; protection and validity of patent and other intellectual property rights; the cyclical nature of some of Dover’s companies; domestic housing industry weakness; and continued events in the Middle East and possible future terrorist threats and their effect on the worldwide economy. Readers are cautioned not to place undue reliance on such forward-looking statements. These forward-looking statements speak only as of the date made. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.
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

19 of 23

Item 3. Quantitative and Qualitative Disclosures About Market Risk
There has been no significant change in the Company’s exposure to market risk during the first three months of 2009. For a discussion of the Company’s exposure to market risk, refer to Item 7A, Quantitative and Qualitative Disclosures about Market Risk, contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.
Item 4. Controls and Procedures
At the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2009.
During the first quarter of 2009, there were no changes in the Company’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. In making its assessment of changes in internal control over financial reporting as of March 31, 2009, management has excluded those companies acquired in purchase business combinations during the twelve months ended March 31, 2009. The Company is currently assessing the control environments of these acquisitions. These companies are wholly-owned by the Company and their total revenue for the three-month period ended March 31, 2009 represent approximately 0.8% of the Company’s consolidated revenue for the same period. Their assets represent approximately 1.2% of the Company’s consolidated assets at March 31, 2009.
Item 4T. Controls and Procedures
Not applicable.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
See Part I, Notes to Condensed Consolidated Financial Statements, Note 8.
Item 1A. Risk Factors
There have been no material changes with respect to risk factors as previously disclosed in Dover’s Annual Report on Form 10-K for its fiscal year ended December 31, 2008.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a)	Not applicable.

(b)	Not applicable.

(c)	The Company did not acquire any shares of its common stock during the first quarter of 2009.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Submission of Matters to a Vote of Security Holders
None.

20 of 23

Item 5. Other Information
(a)	None.

(b)	None.
Item 6. Exhibits

31.1	Certificate pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, signed and dated by Robert G. Kuhbach.

31.2	Certificate pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, signed and dated by Robert A. Livingston.

32	Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002, signed and dated by Robert A. Livingston and Robert G. Kuhbach.

21 of 23

Signatures
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

DOVER CORPORATION
Date: April 22, 2009	/s/ Robert G. Kuhbach
Robert G. Kuhbach, Vice President, Finance & Chief Financial Officer
(Principal Financial Officer)

Date: April 22, 2009	/s/ Raymond T. McKay, Jr.
Raymond T. McKay, Jr., Vice President, Controller
(Principal Accounting Officer)

22 of 23

EXHIBIT INDEX

31.1	Certificate pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, signed and dated by Robert G. Kuhbach.

31.2	Certificate pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 as amended, signed and dated by Robert A. Livingston.

32	Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed and dated by Robert A. Livingston and Robert G. Kuhbach.

23 of 23