Form 10-Q
period 2009-06-30
DOVER CORP
filed 2009-07-24
CIK 29905

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT
PURSUANT TO SECTION 13 or 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
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
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐   No ☑
The number of shares outstanding of the Registrant’s common stock as of July 17, 2009 was 186,135,290.

Dover Corporation
Form 10-Q

PART I – FINANCIAL INFORMATION

Page	Item
Item 1. Financial Statements (unaudited)

1	Condensed Consolidated Statements of Operations
(For the three and six months ended June 30, 2009 and 2008)

2	Condensed Consolidated Balance Sheets
(At June 30, 2009 and December 31, 2008)

2	Condensed Consolidated Statement of Stockholders’ Equity
(For the six months ended June 30, 2009)

3	Condensed Consolidated Statements of Cash Flows
(For the six months ended June 30, 2009 and 2008)

4	Notes to Condensed Consolidated Financial Statements

14	Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

23	Item 3. Quantitative and Qualitative Disclosures About Market Risk

23	Item 4. Controls and Procedures

23	Item 4T. Controls and Procedures
PART II – OTHER INFORMATION

Page	Item
23	Item 1. Legal Proceedings
23	Item 1A. Risk Factors
23	Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
23	Item 3. Defaults Upon Senior Securities
24	Item 4. Submission of Matters to a Vote of Security Holders
25	Item 5. Other Information
25	Item 6. Exhibits
26	Signatures
27	Exhibit Index
EX-31.1
EX-31.2
EX-32
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT
(All other schedules are not required and have been omitted)

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
DOVER CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited) (in thousands, except per share figures)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Revenue	$1,390,331	$2,010,978	$2,769,417	$3,876,464
Cost of goods and services	897,021	1,271,359	1,793,963	2,457,299

Gross profit	493,310	739,619	975,454	1,419,165
Selling and administrative expenses	364,962	446,531	732,352	890,306

Operating earnings	128,348	293,088	243,102	528,859
Interest expense, net	24,840	27,388	47,238	50,819
Other expense (income), net	1,513	1,186	(223)	3,719

Total interest/other expense, net	26,353	28,574	47,015	54,538

Earnings before provision for income taxes and discontinued operations	101,995	264,514	196,087	474,321
Provision for income taxes	1,121	77,604	34,118	139,480

Earnings from continuing operations	100,874	186,910	161,969	334,841
Loss from discontinued operations, net	(3,794)	(51,634)	(11,463)	(52,387)

Net earnings	$97,080	$135,276	$150,506	$282,454

Basic earnings (loss) per common share:
Earnings from continuing operations	$0.54	$0.99	$0.87	$1.76
Loss from discontinued operations, net	(0.02)	(0.27)	(0.06)	(0.27)
Net earnings	0.52	0.72	0.81	1.48

Weighted average shares outstanding	186,070	189,094	186,041	190,760

Diluted earnings (loss) per common share:
Earnings from continuing operations	$0.54	$0.98	$0.87	$1.74
Loss from discontinued operations, net	(0.02)	(0.27)	(0.06)	(0.27)
Net earnings	0.52	0.71	0.81	1.47

Weighted average shares outstanding	186,292	190,589	186,198	191,966

Dividends paid per common share	$0.25	$0.20	$0.50	$0.40

The following table is a reconciliation of the share amounts used in computing earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Weighted average shares outstanding — Basic	186,070	189,094	186,041	190,760
Dilutive effect of assumed exercise of employee stock options/SAR’s	222	1,495	157	1,206

Weighted average shares outstanding — Diluted	186,292	190,589	186,198	191,966

Anti-dilutive options/SAR’s excluded from diluted EPS computation	13,365	3,778	13,538	3,778
See Notes to Condensed Consolidated Financial Statements

1 of 27

DOVER CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited) (in thousands)

	At June 30, 2009	At December 31, 2008
Current assets:
Cash and equivalents	$693,560	$547,409
Short-term investments	142,544	279,460
Receivables, net of allowances of $39,169 and $32,647	872,193	1,013,174
Inventories, net	592,160	636,121
Prepaid and other current assets	105,846	80,268
Deferred tax asset	74,015	73,687

Total current assets	2,480,318	2,630,119

Property, plant and equipment, net	849,466	872,134
Goodwill	3,256,503	3,255,566
Intangible assets, net	917,063	952,409
Other assets and deferred charges	112,079	103,904
Assets of discontinued operations	55,025	69,106

Total assets	$7,670,454	$7,883,238

Current liabilities:
Notes payable and current maturities of long-term debt	$134,044	$224,944
Accounts payable	348,971	373,436
Accrued compensation and employee benefits	179,739	305,572
Accrued insurance	107,777	104,938
Other accrued expenses	215,824	209,619
Federal and other taxes on income	14,135	35,005

Total current liabilities	1,000,490	1,253,514

Long-term debt	1,844,741	1,860,729
Deferred income taxes	328,437	314,405
Other deferrals	533,918	582,601
Liabilities of discontinued operations	58,960	79,123
Commitments and contingent liabilities
Stockholders’ Equity:
Total stockholders’ equity	3,903,908	3,792,866

Total liabilities and stockholders’ equity	$7,670,454	$7,883,238

DOVER CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (unaudited) (in thousands)

			Accumulated
	Common	Additional	Other			Total
	Stock	Paid-In	Comprehensive	Retained	Treasury	Stockholders’
	$1 Par Value	Capital	Earnings	Earnings	Stock	Equity
Balance at 12/31/2008	$246,615	$455,228	$10,816	$5,286,458	$(2,206,251)	$3,792,866

Net earnings	—	—	—	150,506	—	150,506
Dividends paid	—	—	—	(93,033)	—	(93,033)
Common stock issued for options exercised	139	4,073	—	—	—	4,212
Tax benefit from the exercise of stock options	—	(245)	—	—	—	(245)
Stock-based compensation expense	—	10,345	—	—	—	10,345
Translation of foreign financial statements	—	—	33,517	—	—	33,517
Unrealized holding gains, net of tax	—	—	1,124	—	—	1,124
SFAS 158 amortization, net of tax	—	—	4,616	—	—	4,616

Balance at 6/30/2009	$246,754	$469,401	$50,073	$5,343,931	$(2,206,251)	$3,903,908

Preferred Stock, $100 par value per share. 100,000 shares authorized; none issued.
See Notes to Condensed Consolidated Financial Statements

2 of 27

DOVER CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited) (in thousands)

	Six Months Ended June 30,
	2009	2008
Operating Activities of Continuing Operations

Net earnings	$150,506	$282,454

Adjustments to reconcile net earnings to net cash provided by operating activities:
Loss from discontinued operations	11,463	52,387
Depreciation and amortization	127,560	130,714
Stock-based compensation	11,039	14,033
Changes in current assets and liabilities (excluding effects of acquisitions, dispositions and foreign exchange):
Decrease (increase) in accounts receivable	152,340	(91,411)
Decrease (increase) in inventories	58,915	(9,600)
(Increase) decrease in prepaid expenses and other assets	(24,665)	7,313
(Decrease) increase in accounts payable	(26,839)	47,779
Decrease in accrued expenses	(119,433)	(51,063)
Decrease in accrued and deferred taxes, net	(14,512)	(1,648)
Other non-current, net	(19,072)	5,020

Net cash provided by operating activities of continuing operations	307,302	385,978

Investing Activities of Continuing Operations
Purchase of short-term investments	(96,193)	—
Proceeds from sale of short-term investments	226,794	—
Proceeds from the sale of property and equipment	8,727	4,620
Additions to property, plant and equipment	(58,451)	(85,115)
Proceeds from sales of businesses	1,375	8,000
Acquisitions (net of cash and cash equivalents acquired)	(34,288)	(99,751)

Net cash provided by (used in) investing activities of continuing operations	47,964	(172,246)

Financing Activities of Continuing Operations
Decrease in notes payable, net	(92,270)	(175,830)
Reduction of long-term debt	(14,545)	(166,606)
Proceeds from long-term debt	—	594,120
Purchase of treasury stock	—	(352,393)
Proceeds from exercise of stock options, including tax benefits	3,966	61,549
Dividends to stockholders	(93,033)	(76,300)

Net cash used in financing activities of continuing operations	(195,882)	(115,460)

Cash Flows From Discontinued Operations
Net cash (used in) provided by operating activities of discontinued operations	(18,664)	8,465
Net cash (used in) investing activities of discontinued operations	(244)	(1,603)

Net cash (used in) provided by discontinued operations	(18,908)	6,862

Effect of exchange rate changes on cash	5,675	31,374

Net increase in cash and cash equivalents	146,151	136,508
Cash and cash equivalents at beginning of period	547,409	606,105

Cash and cash equivalents at end of period	$693,560	$742,613

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
Certain prior year amounts have been reclassified to conform with the current period presentation.
2. Acquisitions
The 2009 acquisition is wholly-owned and had an aggregate cost of $34.3 million, net of cash acquired, at the date of acquisition. The following table details the acquisition made during 2009.

2009 Acquisition
Date	Type	Acquired Companies	Location (Near)	Segment	Platform	Company

8-May	Asset	Tyler Refrigeration	Niles, MI	Engineered Systems	Engineered Products	Hill PHOENIX
For the Tyler acquisition, the Company is in the process of finalizing an appraisal of tangible and intangible assets and continuing to evaluate the initial purchase price allocations as of the acquisition date, which will be adjusted as additional information relative to the fair values of the assets and liabilities of the business becomes known. Accordingly, management has used its best estimate in the initial purchase price allocation as of the date of these financial statements.
The following unaudited pro forma information illustrates the effect on Dover’s revenue and net earnings for the three and six months ended June 30, 2009 and 2008, assuming that the 2009 and 2008 acquisitions had all taken place on January 1, 2008.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share figures)	2009	2008	2009	2008
Revenue from continuing operations:
As reported	$1,390,331	$2,010,978	$2,769,417	$3,876,464
Pro forma	1,411,800	2,067,430	2,845,155	4,000,384
Net earnings from continuing operations:
As reported	$100,874	$186,910	$161,969	$334,841
Pro forma	101,200	189,123	163,118	340,223
Basic earnings per share from continuing operations:
As reported	$0.54	$0.99	$0.87	$1.76
Pro forma	0.54	1.00	0.88	1.78
Diluted earnings per share from continuing operations:
As reported	$0.54	$0.98	$0.87	$1.74
Pro forma	0.54	0.99	0.88	1.77
These pro forma results of operations have been prepared for comparative purposes only and include certain adjustments to actual financial results for the relevant periods, such as imputed financing costs, and estimated additional amortization and depreciation expenses as a result of intangibles and fixed assets acquired. They do not purport to be indicative of the results of operations that actually would have resulted had the acquisitions occurred on the date indicated or that may result in the future.
In connection with certain acquisitions that occurred prior to January 1, 2009, the Company had reserves related to severance and facility closings of $26.4 million and $27.9 million at June 30, 2009 and December 31, 2008, respectively. The reserves were recorded as of the date of acquisition and in accordance with the provisions of Emerging Issues Task Force Issue No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination.” During the six months ended June 30, 2009, the reserves were reduced by payments of $1.7 million.

4 of 27

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
3. Inventory
The following table displays the components of inventory:

	At June 30,	At December 31,
(in thousands)	2009	2008
Raw materials	$305,493	$319,407
Work in progress	139,707	144,017
Finished goods	201,775	231,507

Subtotal	646,975	694,931
Less LIFO reserve	54,815	58,810

Total	$592,160	$636,121

4. Property, Plant and Equipment
The following table displays the components of property, plant and equipment:

	At June 30,	At December 31,
(in thousands)	2009	2008
Land	$49,267	$49,015
Buildings and improvements	546,856	547,223
Machinery, equipment and other	1,811,051	1,792,615

	2,407,174	2,388,853
Accumulated depreciation	(1,557,708)	(1,516,719)

Total	$849,466	$872,134

5. Goodwill and Other Intangible Assets
The following table provides the changes in carrying value of goodwill by segment through the six months ended June 30, 2009:

			Other
			adjustments,
		Goodwill from	including
	At December 31,	2009	currency	At June 30,
(in thousands)	2008	acquisition	translations	2009

Electronic Technologies	$976,706	$—	$265	$976,971
Industrial Products	919,215	—	(1,669)	917,546
Fluid Management	571,221	—	874	572,095
Engineered Systems	788,424	—	1,467	789,891

Total	$3,255,566	$—	$937	$3,256,503

5 of 27

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
The following table provides the gross carrying value and accumulated amortization for each major class of intangible asset:

	At June 30, 2009			At December 31, 2008
			Average
	Gross Carrying	Accumulated	Life	Gross Carrying	Accumulated
(dollar amounts in thousands)	Amount	Amortization	(Years)	Amount	Amortization
Amortized Intangible Assets:
Trademarks	$66,949	$14,330	15	$32,223	$12,453
Patents	128,686	82,746	13	129,233	79,241
Customer Intangibles	689,296	233,041	9	681,636	200,169
Unpatented Technologies	133,564	67,963	9	129,303	61,871
Non-Compete Agreements	3,479	3,414	5	3,475	3,400
Drawings & Manuals	13,718	5,995	5	13,653	5,441
Distributor Relationships	73,211	19,048	20	72,413	17,193
Other	18,382	11,614	14	22,725	10,270

Total	1,127,285	438,151	11	1,084,661	390,038

Unamortized Intangible Assets:

Trademarks	227,929			257,786

Total Intangible Assets	$1,355,214	$438,151		$1,342,447	$390,038

6. Income Taxes
The Company’s provision for income taxes for continuing operations in interim periods is computed by applying its estimated annual effective tax rate against earnings before income tax expense for the period. In addition, non-recurring or discrete items are recorded during the period in which they occur. The effective tax rates for the three and six months ended June 30, 2009 were 1.1% and 17.4% compared to the prior year rates of 29.3% and 29.4%, respectively. The effective tax rates for the three and six months ended June 30, 2009 were favorably impacted by $28.4 million of net benefits recognized for tax positions that were effectively settled in the quarter.
7. Discontinued Operations
2009
During the first quarter of 2009, the Company recorded adjustments to the carrying value of a business held for sale and other adjustments resulting in a net after-tax loss of approximately $7.4 million. Adjustments made during the second quarter of 2009 were nominal.
2008
During the second quarter of 2008, the Company discontinued Triton in the Engineered Systems segment and recorded a $51.1 million write-down to the carrying value of Triton to its estimated fair market value and other adjustments.
During the first quarter of 2008, the Company recorded adjustments to the carrying value of a business held for sale and other adjustments resulting in a net after-tax loss of approximately $2.0 million.
Summarized results of the Company’s discontinued operations are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2009	2008	2009	2008
Revenue	$13,457	$26,354	$26,333	$53,119

Loss on sale, net of taxes (1)	$(9)	$(50,993)	$(7,454)	$(52,972)

Loss from operations before taxes	(2,912)	(823)	(2,884)	(18)
Benefit (provision) for income taxes	(873)	182	(1,125)	603

Loss from discontinued operations, net of tax	$(3,794)	$(51,634)	$(11,463)	$(52,387)

(1)	Includes impairments and other adjustments to previously sold discontinued operations.

6 of 27

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
At June 30, 2009, the assets and liabilities of discontinued operations primarily represent amounts related to one remaining unsold business. Additional detail related to the assets and liabilities of the Company’s discontinued operations is as follows:

	At June 30,	At December 31,
(in thousands)	2009	2008
Assets of Discontinued Operations
Current assets	$32,644	$32,498
Non-current assets	22,381	36,608

	$55,025	$69,106

Liabilities of Discontinued Operations
Current liabilities	$8,182	$13,371
Non-current liabilities	50,778	65,752

	$58,960	$79,123

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
There is presently one outstanding swap agreement for a total notional amount of $50.0 million, or CHF65.1 million, which swaps the U.S. dollar 6-month LIBOR rate and the Swiss Franc 6-month LIBOR rate. This agreement hedges a portion of the Company’s net investment in non-U.S. operations and the fair value outstanding at June 30, 2009 was a loss of $10.4 million which was based on quoted market prices for similar instruments (using Level 2 inputs under the SFAS No. 157 hierarchy). The change in fair value of this hedge, which was not significant during the first six months of 2009, is recorded in Other Expense (Income), net and the $10.4 million is recorded in Other Deferrals in the Unaudited Condensed Consolidated Balance Sheet. This hedge is effective.
The Company’s other hedging activity is not significant; therefore tabular disclosures are not presented. There are no amounts excluded from the assessment of hedge effectiveness and there are no credit risk related contingent features in the Company’s derivative instruments. In addition, the amount of gains or losses from hedging activity recorded in earnings is not significant and the amount of unrealized gains or losses from cash flow hedges which are expected to be reclassified to earnings in the next twelve months is not significant to Dover.

7 of 27

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Debt
The Company’s long-term debt with a book value of $1,878.4 million, of which $33.6 million matures in less than one year, had a fair value of approximately $1,879.2 million at June 30, 2009. The estimated fair value of the long-term debt is based on quoted market prices, and present value techniques used to value similar instruments.
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
Estimated warranty program claims are provided for at the time of sale. Amounts provided for are based on historical costs and adjusted new claims. The changes in the carrying amount of product warranties through June 30, 2009 and 2008 are as follows:

(in thousands)	2009	2008
Beginning Balance January 1	$56,137	$55,437
Provision for warranties	15,219	21,608
Increase from acquisitions/dispositions	2,737	100
Settlements made	(16,924)	(18,712)
Other adjustments	66	649

Ending Balance June 30	$57,235	$59,082

From time to time, the Company will initiate various restructuring programs at its operating companies or record severance and other restructuring costs in connection with purchase accounting for acquisitions prior to January 1, 2009 (see Note 2 for additional detail). In the second half of 2008, the Company announced plans to increase substantially the amount of restructuring efforts in response to the significant decline in global economic activity. For the second quarter of 2009, $5.1 million and $13.4 million of restructuring charges were recorded in cost of goods and services and selling and administrative expenses, respectively, in the Unaudited Condensed Consolidated Statement of Operations. For the six months ended June 30, 2009, $17.9 million and $35.8 million of restructuring charges were recorded in cost of goods and services and selling and administrative expenses, respectively, in the Unaudited Condensed Consolidated Statement of Operations.

8 of 27

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
The following table details the Company’s severance and other restructuring reserve activity:

(in thousands)	Severance	Exit	Total
At December 31, 2008 (A)	$7,203	$23,754	$30,957
Provision	41,320	12,306	53,626
Payments	(28,610)	(4,784)	(33,394)
Other, including impairments	1,875	(4,150)	(2,275)

At June 30, 2009 (B)	$21,788	$27,126	$48,914

(A)	Includes $27.9 million related to purchase accounting accruals.

(B)	Includes $26.4 million related to purchase accounting accruals.
10. Employee Benefit Plans
The following table sets forth the components of net periodic expense:

	Retirement Plan Benefits		Post Retirement Benefits
	Three Months Ended June 30,		Three Months Ended June 30,
(in thousands)	2009	2008	2009	2008
Expected return on plan assets	$(8,547)	$(8,662)	$—	$—
Benefits earned during period	5,003	5,501	79	64
Interest accrued on benefit obligation	9,268	9,759	240	240
Amortization (A):
Prior service cost	2,249	2,159	(43)	(43)
Recognized actuarial (gain) loss	1,298	1,188	(107)	(116)
Transition obligation	(10)	(18)	—	—

Net periodic expense	$9,261	$9,927	$169	$145

	Six Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2009	2008	2009	2008
Expected return on plan assets	$(17,094)	$(17,324)	$—	$—
Benefits earned during period	10,006	11,002	158	145
Interest accrued on benefit obligation	18,536	19,518	480	474
Curtailment gain	(337)	—	—	—
Amortization (A):
Prior service cost	4,498	4,318	(86)	(86)
Recognized actuarial (gain) loss	2,596	2,376	(214)	(248)
Transition obligation	(20)	(36)	—	—

Net periodic expense	$18,185	$19,854	$338	$285

(A)	A portion of the current year amortization amounts are recorded as increases (decreases) to Accumulated Other Comprehensive Income totaling approximately $2.3 million, net of tax, and $2.0 million, net of tax, for the three month periods ended June 30, 2009 and 2008, respectively, and $4.6 million, net of tax, and $4.0 million, net of tax, for the six month periods ended June 30, 2009 and 2008, respectively.

9 of 27

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
11. Comprehensive Earnings
Comprehensive earnings were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2009	2008	2009	2008
Net Earnings	$97,080	$135,276	$150,506	$282,454

Foreign currency translation adjustment	69,193	12,796	33,517	76,330
Unrealized holding gains (losses), net of tax	8	9	99	(206)
Derivative cash flow hedges, net of tax	392	(6)	1,025	1,118
SFAS 158 amortization, net of tax	2,308	2,013	4,616	3,982

Comprehensive Earnings	$168,981	$150,088	$189,763	$363,678

12. Segment Information
Dover has four reportable segments which are based on management’s reporting structure used to evaluate performance. Segment financial information and a reconciliation of segment results to consolidated results follows:

(in thousands)	Three Months Ended June 30		Six Months Ended June 30,
	2009	2008	2009	2008
REVENUE
Industrial Products	$382,948	$649,006	$817,739	$1,265,780
Engineered Systems	467,417	538,729	868,201	1,037,951
Fluid Management	295,270	446,630	626,042	847,929
Electronic Technologies	245,953	379,958	459,988	731,715
Intra — segment eliminations	(1,257)	(3,345)	(2,553)	(6,911)

Total consolidated revenue	$1,390,331	$2,010,978	$2,769,417	$3,876,464

EARNINGS FROM CONTINUING OPERATIONS
Segment Earnings:
Industrial Products	$25,421	$87,925	$59,966	$166,763
Engineered Systems	57,462	80,045	100,767	143,041
Fluid Management	55,573	97,878	131,014	183,017
Electronic Technologies	17,993	51,029	5,883	87,263

Total segments	156,449	316,877	297,630	580,084
Corporate expense / other	(29,614)	(24,975)	(54,305)	(54,944)
Net interest expense	(24,840)	(27,388)	(47,238)	(50,819)

Earnings from continuing operations before provision
for income taxes and discontinued operations	101,995	264,514	196,087	474,321
Provision for taxes	1,121	77,604	34,118	139,480

Earnings from continuing operations — total consolidated	$100,874	$186,910	$161,969	$334,841

13. Recent Accounting Standards
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. For financial assets and liabilities, this statement was effective for fiscal periods beginning after November 15, 2007 and did not require any new fair value measurements. The adoption of SFAS No. 157 on January 1, 2008 did not have a material effect on the Company’s consolidated financial statements. In February 2008, the FASB Staff Position No. 157-2 was issued which delayed the effective date of FASB Statement No. 157 to fiscal years beginning after November 15, 2008 for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The adoption of the provisions of SFAS No. 157 related to “non-financial assets” did not have a material effect on the Company’s consolidated financial statements.

10 of 27

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141(R)”). SFAS No. 141(R) retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. In general, the statement 1) broadens the guidance of SFAS No. 141, extending its applicability to all events where one entity obtains control over one or more other businesses, 2) broadens the use of fair value measurements used to recognize the assets acquired and liabilities assumed, 3) changes the accounting for acquisition related fees and restructuring costs incurred in connection with an acquisition, and 4) increases required disclosures. The Company has applied the provisions of this statement prospectively to business combinations for which the acquisition date is on or after January 1, 2009. The impact of SFAS No. 141(R) did not have a material effect on the Company’s consolidated financial statements since its adoption.
In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“SFAS No. 160”). SFAS No. 160 requires that a noncontrolling interest in a subsidiary be reported as equity and the amount of consolidated net income specifically attributable to the noncontrolling interest be identified in the consolidated financial statements. It also requires consistency in the manner of reporting changes in the parent’s ownership interest and requires fair value measurement of any noncontrolling equity investment retained in a deconsolidation. The Company has applied the provisions of this statement prospectively, as required, beginning on January 1, 2009. The adoption of SFAS No. 160 did not have a material effect on the Company’s consolidated financial statements.
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“SFAS No. 161”).  SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133 with the intent to provide users of financial statements with an enhanced understanding of an entity’s derivative activity. The Company adopted this standard as of January 1, 2009 and has included related disclosures in Note 8.
In April 2008, the FASB issued FASB Staff Position No. 142-3 “Determination of the Useful Life of Intangible Assets” (“FSP No. 142-3”) to improve the consistency between the useful life of a recognized intangible asset (under SFAS No. 142) and the period of expected cash flows used to measure the fair value of the intangible asset (under SFAS No. 141(R)). FSP No. 142-3 amends the factors to be considered when developing renewal or extension assumptions that are used to estimate an intangible asset’s useful life under SFAS No. 142. The guidance in the new staff position is to be applied prospectively to intangible assets acquired after December 31, 2008. In addition, FSP No. 142-3 increases the disclosure requirements related to renewal or extension assumptions. The Company has applied the provisions of this statement to business combinations for which the acquisition date is on or after January 1, 2009. The impact of FSP No. 142-3 did not have a material effect on the Company’s consolidated financial statements since its adoption.
In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”). This statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy).  This Statement was effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.”  The adoption of this statement did not have a material effect on the Company’s consolidated financial statements.
In April 2009, the FASB issued FASB Staff Position SFAS No. 107-1 and APB No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP No. 107-1 and APB No. 28-1”).  This FSP amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments” and APB Opinion No. 28, “Interim Financial Reporting”, to require disclosures about fair value of financial instruments not measured on the balance sheet at fair value in interim financial statements as well as in annual financial statements. FSP No. 107-1 and APB No. 28-1 applies to all financial instruments within the scope of SFAS No. 107 and requires all entities to disclose the methods and significant assumptions used to estimate the fair value of financial instruments.  FSP No. 107-1 and APB No. 28-1 is effective for interim periods ending after June 15, 2009 and does not require comparative disclosure for earlier periods presented upon initial adoption. The adoption of this FSP did not have a material effect on the Company’s consolidated financial statements.

11 of 27

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
In April 2009, the FASB issued FSP No. 141R-1 “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (“FSP No. 141R-1”). FSP No. 141R-1 amends the provisions in SFAS 141(R) for the initial recognition and measurement, subsequent measurement and accounting, and disclosures for assets and liabilities arising from contingencies in business combinations. FSP No. 141R-1 eliminates the distinction between contractual and non-contractual contingencies, including the initial recognition and measurement criteria in SFAS 141(R) and instead carries forward most of the provisions in SFAS 141 for acquired contingencies. The Company has applied the provisions of this statement prospectively to business combinations for which the acquisition date is on or after January 1, 2009. The impact of FSP No. 141R-1 did not have a material effect on the Company’s consolidated financial statements since its adoption.
In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS No. 165”). SFAS No. 165 establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS No. 165 is effective for interim or annual financial periods ending after June 15, 2009 and was adopted by the Company in the second quarter of 2009. The adoption of SFAS No. 165 did not have a material effect on the Company’s consolidated financial statements.
In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS No. 167”). SFAS No. 167 amends FIN 46(R), “Consolidation of Variable Interest Entities (revised December 2003)—an interpretation of ARB No. 51” (“FIN 46(R)”) to require an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity. This analysis identifies the primary beneficiary of a variable interest entity as one with the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and the obligation to absorb losses of the entity that could potentially be significant to the variable interest. SFAS No. 167 will be effective as of the beginning of the annual reporting period commencing after November 15, 2009 and will be adopted by the Company in the first quarter of 2010. The Company is assessing the potential impact, if any, of the adoption of SFAS No. 167 on its consolidated financial statements.
14. Equity and Cash Incentive Program
In the first quarter of 2009, the Company issued stock appreciation rights (“SARs”) covering 3,099,326 shares, of which a portion could potentially be converted to performance shares subject to shareholder approval of certain plan changes detailed in Dover’s Proxy Statement. During the second quarter of 2009, the shareholders approved the plan changes and 303,571 SARs were converted into 75,892 performance shares. The modification of the SARs for this conversion did not have material impact on the consolidated results of operations. Additionally, in the second quarter of 2009, 29,577 SARs were granted.
In the first quarter of 2008, 2,234,942 SARs were issued.
For the six months ended June 30, 2009 and 2008, after-tax stock-based compensation expense totaled $7.2 million and $9.1 million, respectively.
The fair value of each SAR grant was estimated on the dates of the grant using the Black-Scholes option pricing model and the performance share grant was estimated on the date of grant using a Monte Carlo simulation pricing model with the following assumptions:
First Quarter 2009 and 2008 SAR Grant:

	2009 Grant	2008 Grant
	SARs	SARs
Risk-free interest rate	2.06%	3.21%
Dividend yield	3.23%	1.86%
Expected life (years)	6.5	6.5
Volatility	30.47%	26.09%
Option grant price	$29.45	$42.30
Fair value of SARs granted	$6.58	$10.97

12 of 27

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Second Quarter 2009 SAR and 2009 Performance Share Grants

		Performance
	SARs	Shares
Risk-free interest rate	3.44%	1.23%
Dividend yield	2.82%	3.23%
Expected life (years)	6.5	2.9
Volatility	32.20%	30.24%
Option grant price	$35.50	$29.45
Fair value of SARs/Shares granted	$9.82	$32.80
15. Subsequent Events
The Company assessed events occurring subsequent to June 30, 2009 through July 24, 2009 for potential recognition and disclosure in the consolidated financial statements. No events have occurred that would require adjustment to or disclosure in the consolidated financial statements which were issued on July 24, 2009.

13 of 27

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
Liquidity and Capital Resources
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
Cash and cash equivalents of $693.6 million at June 30, 2009 increased from the December 31, 2008 balance of $547.4 million. Cash and cash equivalents were invested in highly liquid investment grade money market instruments with a maturity of 90 days or less. Short-term investments consist of investment grade time deposits with original maturity dates between three months and one year. Short-term investments of $142.5 million at June 30, 2009 decreased from $279.5 million at December 31, 2008.
The Company’s total cash, cash and cash equivalents and short-term investment balance of $836.1 million as of June 30, 2009, includes $804.6 million held outside of the United States.
The following table is derived from the Condensed Consolidated Statements of Cash Flows:

	Six Months Ended June 30,
Cash Flows from Continuing Operations (in thousands)	2009	2008
Net Cash Flows Provided By (Used In):
Operating activities	$307,302	$385,978
Investing activities	47,964	(172,246)
Financing activities	(195,882)	(115,460)
Cash flows provided by operating activities for the first six months of 2009 decreased $78.7 million from the prior year period, primarily reflecting lower earnings on reduced sales from continuing operations and favorable working capital.
Cash provided by investing activities in the first six months of 2009 increased $220.2 million largely reflecting lower acquisition spending and capital expenditures, as well as net proceeds from short-term investments. Acquisition spending was $34.3 million during the first six months of 2009 compared to $99.8 million in the prior year period. Capital expenditures in the six months of 2009 decreased 31.3% to $58.5 million as compared to $85.1 million in the prior year period. The Company currently anticipates that any additional acquisitions made during 2009 will be funded from available cash and internally generated funds and, if necessary, through the issuance of commercial paper, use of established lines of credit or public debt markets.
Cash used in financing activities for the first six months of 2009 increased $80.4 million due to higher dividend payments of $16.7 million and higher net payments of debt, and a decrease in proceeds from the exercise of stock options in the 2009 period. In the 2008 period, higher purchases of the Company’s common stock and higher debt payments were significantly offset by proceeds from new debt issuances of $594.1 million. The Company has not purchased any of its common stock during the first six months of 2009.
Adjusted Working Capital (a non-GAAP measure calculated as accounts receivable, plus inventory, less accounts

14 of 27

payable) decreased from the prior year end by $160.5 million, or 12.6%, to $1,115.4 million which reflected a decrease in receivables of $141.0 million, a decrease in inventory of $44.0 million and a decrease in accounts payable of $24.5 million generally due to lower sales. Excluding acquisitions and the effects of foreign exchange translation of $23.9 million, Adjusted Working Capital would have decreased by $184.4 million, or 14.5%. “Average Annual Adjusted Working Capital” as a percentage of revenue (a non-GAAP measure calculated as the five-quarter average balance of accounts receivable, plus inventory, less accounts payable divided by the trailing twelve months of revenue) increased to 19.9% at June 30, 2009 from 18.3% at December 31, 2008 and inventory turns were 6.4 at June 30, 2009 compared to 7.1 at December 31, 2008.
In addition to measuring its cash flow generation and usage based upon the operating, investing and financing classifications included in the unaudited Condensed Consolidated Statements of Cash Flows, the Company also measures free cash flow (a non-GAAP measure). Management believes that free cash flow is an important measure of operating performance because it provides both management and investors a measurement of cash generated from operations that is available to fund acquisitions, pay dividends, repay debt and repurchase Dover’s common stock. Dover’s free cash flow for the six months ended June 30, 2009 decreased $52.0 million compared to the prior year period. The decrease primarily reflected lower earnings from continuing operations, partially offset by lower capital expenditures.
The following table is a reconciliation of free cash flow with cash flows from operating activities:

	Six Months Ended June 30,
Free Cash Flow (in thousands)	2009	2008
Cash flow provided by operating activities	$307,302	$385,978
Less: Capital expenditures	58,451	85,115

Free cash flow	$248,851	$300,863

Free cash flow as a percentage of revenue	9.0%	7.8%

The Company utilizes total debt and net debt-to-total capitalization calculations to assess its overall financial leverage and capacity and believes the calculations are useful to investors for the same reason. The following table provides a reconciliation of total debt and net debt to total capitalization to the most directly comparable GAAP measures:

	At June 30,	At December 31,
Net Debt to Total Capitalization Ratio (in thousands)	2009	2008
Current maturities of long-term debt	$33,637	$32,194
Commercial paper and other short-term debt	100,407	192,750
Long-term debt	1,844,741	1,860,729

Total debt	1,978,785	2,085,673
Less: Cash, cash equivalents and short-term investments	836,104	826,869

Net debt	1,142,681	1,258,804

Add: Stockholders’ equity	3,903,908	3,792,866

Total capitalization	$5,046,589	$5,051,670

Net debt to total capitalization	22.6%	24.9%

The total debt level of $1,978.8 million at June 30, 2009 decreased $106.9 million from December 31, 2008, due to lower commercial paper borrowings. The net debt decrease was funded by cash from operations and reflects lower investment in capital expenditures and acquisitions.
Dover’s long-term debt with a book value of $1,878.4 million, of which $33.6 million matures in less than one year, had a fair value of approximately $1,879.2 million at June 30, 2009. The estimated fair value of the long-term debt is based on quoted market prices for similar issues, and present value techniques used to value similar instruments.
There is presently one outstanding swap agreement for a total notional amount of $50.0 million, or CHF65.1 million, which swaps the U.S. dollar 6-month LIBOR rate and the Swiss Franc 6-month LIBOR rate.  This agreement hedges a portion of the Company’s net investment in non-U.S. operations and the fair value outstanding at June 30, 2009 includes a loss of $10.4 million which was based on quoted market prices for similar instruments (using Level 2 inputs under the SFAS No. 157 hierarchy). The change in fair value of this hedge, which was not significant during the first six months of 2009, is recorded in Other Expense (Income), net and the $10.4 million is recorded in Other Deferrals in the Unaudited Condensed Consolidated Balance Sheet. This hedge is effective.

15 of 27

(2) RESULTS OF OPERATIONS:
CONSOLIDATED RESULTS OF OPERATIONS
Revenue for the second quarter of 2009 decreased 31% to $1,390.3 million from the comparable 2008 period, with decreases at all four segments. Dover’s revenue decrease was primarily attributed to declines in its core businesses of 28.7% and the impact of foreign exchange of 3.2% partially offset by an acquisition of 1.0%. Gross profit decreased 33.3% to $493.3 million from the prior year quarter while the gross profit margin decreased 130 basis points to 35.5%.
Revenue for the first six months of 2009 decreased 29% to $2,769.4 million from the comparable period, with decreases in all segments primarily driven by Industrial Products. Gross profit decreased 31.3% to $975.5 million from the prior year period while gross profit margin decreased 140 basis points to 35.2%. Dover’s revenue decrease was primarily attributed to declines in its core businesses of 26.1% and the impact of foreign exchange of 3.3%.
Selling and administrative expenses of $365.0 million for the second quarter of 2009 decreased by 18.3% or $81.6 million over the comparable 2008 period, primarily due to decreased revenue activity, cost containment efforts and integration programs partially offset by restructuring charges. Selling and administrative expenses as a percentage of revenue increased to 26.3% from 22.2% in the comparable 2008 period, reflecting reduced revenue levels and restructuring charges of $13.4 million.
Selling and administrative expenses of $732.4 million for the first six months of 2009 decreased by 17.7% or $158.0 million over the prior year period, mainly due to decreased revenue, cost containment efforts and integration programs partially offset by restructuring charges. Selling and administrative expenses as a percentage of revenue increased to 26.4% from 23.0% in the comparable period, reflecting reduced revenue levels and restructuring charges of $35.8 million.
Interest expense, net, for the second quarter of 2009 decreased by 9.3% or $2.5 million to $24.8 million compared to the same quarter last year, primarily due to lower average outstanding commercial paper balances during the quarter and a reduction of long-term debt. Other expense (income), net, of $1.5 million and $1.2 million for the three months ended June 30, 2009 and 2008, respectively, primarily related to the effects of foreign exchange fluctuations on assets and liabilities denominated in currencies other than the Company’s functional currency.
Interest expense, net, for the first six months of 2009 decreased 7.0% or $3.6 million to $47.2 million, compared to the same period last year, primarily due to lower average outstanding commercial paper balances during the period and a reduction of long-term debt. Other expense (income), net, for the first six months of 2009 decreased $3.9 million to $(0.2) million over the comparable 2008 period due to the effects of foreign exchange fluctuations and a favorable insurance settlement.
The effective tax rates for continuing operations for the three and six months ended June 30, 2009 were 1.1% and 17.4% compared to the prior year rates of 29.3% and 29.4%, respectively. The effective tax rates for the three and six months ended June 30, 2009 were favorably impacted by $28.4 million of net benefits recognized for tax positions that were effectively settled in the quarter. Higher domestic earnings and the mix of non-U.S. earnings in low-tax jurisdictions both had a negative impact on the effective tax rates for the three and six months ended June 30, 2009 compared to the prior year periods, absent the settlement of tax positions in the second quarter of 2009.
Earnings from continuing operations for the second quarter decreased 46.0% to $100.9 million or $0.54 diluted EPS (“EPS”) compared to $186.9 million or $0.98 EPS in the prior year second quarter. The decrease was primarily a result of end-market weakness across all of the Company’s segments and restructuring charges offset by cost containment efforts and lower average borrowing costs. Earnings from continuing operations for the first six months of 2009 decreased 51.6% to $162.0 million or $0.87 diluted EPS compared to $334.8 million or $1.74 diluted EPS in the prior year period primarily driven by the same factors for the second quarter of 2009.

16 of 27

Loss from discontinued operations for the second quarter 2009 was $3.8 million, or $0.02 EPS, compared to a second quarter 2008 loss of $51.6 million or $0.27 EPS. The 2009 loss included a $0.09 million loss, net of tax, related to adjustments to the fair value of a business held for sale and other adjustments, as well as a loss from operations of $3.8 million, net of tax. The 2008 loss included losses from the sales of businesses, net of tax, of approximately $51.0 million and loss from operations of $0.6 million.
Loss from discontinued operations for the first six months of 2009 was $11.5 million or $0.06 EPS compared to a loss of $52.4 million or $0.27 EPS in the comparable 2008 period. The 2009 events includes the second quarter events mentioned above as well as first quarter adjustments to the carrying value of certain businesses held for sale. The loss from discontinued operations for the first six months of 2009 and 2008 included an impairment charge of $7.2 million and $51.0, net of tax, respectively.
Severance and Other Restructuring Reserves
From time to time, the Company will initiate various restructuring programs at its operating companies or record severance and other restructuring costs in connection with purchase accounting for acquisitions prior to January 1, 2009. In the second half of 2008, the Company announced plans to increase substantially the amount of restructuring efforts in response to the significant decline in global economic activity. During the first six months of 2009, the Company closed 16 facilities and reduced headcount by approximately 5,150 or 15.8% based on December 31, 2008 headcount. The Company expects to incur approximately $20 million in restructuring costs and reduce headcount by approximately 2,500 during the remainder of 2009. The Company expects the restructuring costs incurred during 2009 to yield savings of approximately $125 million in 2009.
At June 30, 2009 and December 31, 2008, the Company had reserves related to severance and other restructuring activities of $48.9 million and $31.0 million, respectively. During the second quarter of 2009, the Company recorded $18.5 million in additional charges and made $18.4 million in payments related to reserve balances. For the second quarter of 2009, $5.1 million and $13.4 million of restructuring charges were recorded in cost of goods and services and selling and administrative expenses, respectively, in the Unaudited Condensed Consolidated Statement of Operations.
During the first six months of 2009, the Company recorded $53.7 million in charges and made payments of $33.4 million related to these reserves. For the first six months of 2009, $17.9 million and $35.8 million of restructuring charges were recorded in cost of goods sold and services and selling and administrative expenses, respectively, in the Unaudited Condensed Consolidated Statement of Operations.
Current Economic Environment
With few exceptions, Dover experienced lower demand across all of its end markets resulting in lower bookings and backlog in the fourth quarter of 2008 and first quarter of 2009 with modest improvements in certain segments in the second quarter of 2009. Although this downturn will have a significant adverse impact on revenue and earnings for the remainder of the year, Dover remains committed to maintaining margin levels. The structural changes made over the last few years, becoming less dependent on capital goods markets and having greater recurring revenue, together with improved working capital management and strong pricing discipline is expected to partially offset the impact of the economic downturn during 2009. As discussed above in the Liquidity and Capital Resources section, the Company believes that existing sources of liquidity are adequate to meet anticipated funding needs at comparable risk-based interest rates.
2009 Outlook
Dover currently anticipates that 2009 revenue will decline approximately 25% below 2008 levels. Although bookings improved across the majority of our segments, Dover does not anticipate a meaningful recovery in the latter half of 2009 from these demand levels. Based on these assumptions, Dover has projected that its continuing diluted earnings per share for 2009 will be in the range of $1.75 to $2.00 and expects its earnings to follow a traditional seasonal pattern of being higher in the third quarter and lower in the fourth quarter. If global or domestic economic conditions deteriorate further, Dover’s operating results for 2009 could be materially worse than currently projected.

17 of 27

SEGMENT RESULTS OF OPERATIONS
Earnings at the platform level are defined as earnings before interest, taxes, depreciation and amortization.
Industrial Products

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2009	2008	% Change	2009	2008	% Change
Revenue
Material Handling	$153,574	$306,988	-50%	$340,225	$594,196	-43%
Mobile Equipment	229,521	342,228	-33%	477,813	671,951	-29%
Eliminations	(147)	(210)		(299)	(367)

	$382,948	$649,006	-41%	$817,739	$1,265,780	-35%

Segment earnings	$25,421	$87,925	-71%	$59,966	$166,763	-64%
Operating margin	6.6%	13.5%		7.3%	13.2%

Acquisition related depreciation and amortization expense*	$7,709	$8,070	-4%	$16,096	$17,285	-7%

Bookings
Material Handling	$126,224	$313,199	-60%	$244,567	$609,477	-60%
Mobile Equipment	245,937	318,059	-23%	456,495	678,383	-33%
Eliminations	(202)	(385)		(224)	(681)

	$371,959	$630,873	-41%	$700,838	$1,287,179	-46%

Backlog
Material Handling				$93,247	$235,284	-60%
Mobile Equipment				368,315	549,430	-33%
Eliminations				(143)	(186)

				$461,419	$784,528	-41%

*	Represents the pre-tax impact on earnings from the depreciation and amortization of acquisition accounting write-ups to reflect the fair value of inventory, property, plant and equipment and intangible assets.
Industrial Products revenue and earnings decreased by 41% and 71%, respectively, from the prior year second quarter primarily due to general economic conditions as well as continued weakness in infrastructure (construction) and energy markets as significant weakness continued in the housing and domestic energy, production and transportation markets. The segment decline in revenue primarily reflected a core business decrease of 39.1%, with 1.4% due to foreign exchange. Earnings and margin were impacted by the factors mentioned above as well as $5.7 million in restructuring charges partially offset by benefits captured from business restructuring and integration programs completed to date.
Material Handling revenue and earnings decreased 50% and 82%, respectively, when compared to the prior year second quarter. The platform continued to experience significant challenges in its core infrastructure, automotive and energy markets, compared to the second quarter of 2008. Restructuring charges at the platform also negatively impacted the earnings comparison with the second quarter of 2008.
Mobile Equipment revenue and earnings decreased 33% and 39%, respectively, over the prior year second quarter. Although the aerospace and military markets remained relatively strong, their results were offset by challenges in the energy, bulk transport and vehicle service markets. Earnings at the platform were negatively impacted by the lower revenue levels and various restructuring activities.
For the six months ended June 30. 2009, Industrial Products revenue and earnings decreased by 35% and 64%, respectively, as compared to the prior year six months. General softness in the markets served by the segment in core businesses contributed to the decrease in revenue. The earnings decline was substantially attributable to the revenue drivers above and restructuring charges of $12.1 million partially offset by benefits captured from restructuring and integration programs completed to date.

18 of 27

Engineered Systems

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2009	2008	% Change	2009	2008	% Change

Revenue
Engineered Products	$274,398	$289,479	-5%	$497,825	$557,175	-11%
Product Identification	193,019	249,250	-23%	370,376	480,776	-23%

	$467,417	$538,729	-13%	$868,201	$1,037,951	-16%

Segment earnings	$57,462	$80,045	-28%	$100,767	$143,041	-30%
Operating margin	12.3%	14.9%		11.6%	13.8%

Acquisition related depreciation and amortization expense*	$6,437	$6,116	5%	$12,507	$12,225	2%

Bookings
Engineered Products	$259,868	$279,673	-7%	$496,222	$563,930	-12%
Product Identification	205,736	250,538	-18%	381,416	490,085	-22%

	$465,604	$530,211	-12%	$877,638	$1,054,015	-17%

Backlog
Engineered Products				$245,165	$235,513	4%
Product Identification				66,288	82,196	-19%

				$311,453	$317,709	-2%

*	Represents the pre-tax impact on earnings from the depreciation and amortization of acquisition accounting write-ups to reflect the fair value of inventory, property, plant and equipment and intangible assets.
Engineered Systems revenue and earnings decreased from the prior year second quarter by 13% and 28%, respectively. General softness in the markets served by the segment resulted in a 14% decline in core business revenue and the unfavorable impact of foreign exchange of 5.3% were partially offset by the impact of the Tyler acquisition by Hill Phoenix which closed in May 2009. The earnings decline was substantially driven by the softness in end markets, the impact of foreign exchange of $1.1 million and $3.9 million of restructuring charges and acquisition related expenses partially offset by benefits captured from business restructuring and integration programs completed to date.
Engineered Products revenue decreased by 5% compared to the prior year quarter driven by weakness in most Engineered Products businesses except for the commercial refrigeration and display cases business which experienced business activity that was relatively consistent with the prior year second quarter levels and aided by revenue generated from the Tyler acquisition. The Engineered Products earnings decline of 10% resulted from broad weakness in core business revenue and acquisition expenses, partially offset by savings realized from restructuring activities across all business.
Product Identification platform revenue and earnings declined by 23% and 35%, respectively, compared to the prior year second quarter. Core revenue decreased 17% due to continued softness in both the Direct Marking and Bar Coding businesses with the balance of the revenue decline due to foreign exchange. The earnings decline was due to the volume decrease, additional restructuring charges and the unfavorable impact from foreign exchange, partially offset by restructuring benefits and integration activities completed to date.
For the six months ended June 30, 2009, Engineered Systems revenue and earnings decreased by 16% and 30%, respectively, as compared to the prior year six months. General softness in the markets served by the segment in core businesses and unfavorable impact of foreign exchange contributed to the decrease in revenue, partially offset by the Tyler acquisition. The earnings decline was substantially attributable to the revenue drivers as well as $11.6 million of restructuring charges and acquisition expenses partially offset by acquisition earnings and benefits captured from restructuring and integration programs completed to date.

19 of 27

Fluid Management

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2009	2008	% Change	2009	2008	% Change

Revenue
Energy	$138,415	$236,461	-41%	$314,749	$449,464	-30%
Fluid Solutions	156,897	210,207	-25%	311,385	398,535	-22%
Eliminations	(42)	(38)		(92)	(70)

	$295,270	$446,630	-34%	$626,042	$847,929	-26%

Segment earnings	$55,573	$97,878	-43%	$131,014	$183,017	-28%
Operating margin	18.8%	21.9%		20.9%	21.6%

Acquisition related depreciation and amortization expense*	$4,592	$5,607	-18%	$9,420	$9,521	-1%

Bookings
Energy	$132,855	$252,535	-47%	$275,577	$486,197	-43%
Fluid Solutions	159,483	217,466	-27%	309,859	414,755	-25%
Eliminations	(39)	(32)		(81)	(56)

	$292,299	$469,969	-38%	$585,355	$900,896	-35%

Backlog
Energy				$54,734	$119,033	-54%
Fluid Solutions				63,788	91,870	-31%
Eliminations				(1)	(0)

				$118,521	$210,903	-44%

*	Represents the pre-tax impact on earnings from the depreciation and amortization of acquisition accounting write-ups to reflect the fair value of inventory, property, plant and equipment and intangible assets.
Fluid Management’s revenue and earnings decreased over the prior year second quarter by 34% and 43%, respectively, and were driven by continued weakness in the oil and gas sectors served by the Energy platform as well as the diverse markets served by the Fluid Solutions group. Compared to the second quarter of 2008, operating margins decreased 310 basis points due to lower sales volume, product mix and foreign exchange, partially offset by continued cost cutting measures. The segment’s revenue decline represented a core business decline of 31.2%, with the remainder due to foreign exchange. In addition, the segment incurred $1.8 million in restructuring charges during the second quarter of 2009.
Energy’s revenue and earnings decreased over the prior year second quarter by 41% and 42%, respectively. While the power generation market remained strong, the oil and gas sectors continued to show weakness. Although there is increasing evidence that the market has reached bottom, there is a growing consensus that recovery from current demand levels in the energy segment will be slow. The decrease in margins reflect lower sales volume partially offset by operational improvements, lower incentive accruals and cost savings as a result of restructuring activities.
Fluid Solutions revenue and earnings decreased over the prior year second quarter by 25% and 25%, respectively, due to lower demand in their various industrial markets. Decreased margins reflect lower sales volume partially offset by the benefits of restructuring savings and product mix.
For the six months ended June 30, 2009, revenue and earnings decreased 26% and 28% over the same period of 2008, primarily driven by the continued weakness in the oil and gas sectors served by the Energy platform as well as the diverse markets served by the Fluid Solutions group. Earnings for the first six months of 2009 included $4.3 million of restructuring charges.

20 of 27

Electronic Technologies

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2009	2008	% Change	2009	2008	% Change

Revenue	$245,953	$379,958	-35%	$459,988	$731,715	-37%
Segment earnings	$17,993	$51,029	-65%	$5,883	$87,263	-93%
Operating margin	7.3%	13.4%		1.3%	11.9%

Acquisition related depreciation and amortization expense*	$8,217	$9,416	-13%	$16,504	$18,318	-10%

Bookings	243,274	384,790	-37%	466,981	745,127	-37%
Backlog				185,512	251,403	-26%

*	Represents the pre-tax impact on earnings from the depreciation and amortization of acquisition accounting write-ups to reflect the fair value of inventory, property, plant and equipment and intangible assets.
Electronic Technologies’ revenue and earnings decreased 35% and 65%, respectively, over the same quarter of 2008, primarily driven by the impact of weak demand for telecom components and assembly and test equipment. However, sales increased 15% from the first quarter of 2009. Overall demand for consumer electronics and telecom applications is below 2008 demand levels but the increase in sales during 2009 was primarily due to higher demand for specialty acoustic component and application specific demand for equipment. Hearing aid markets were down quarter over quarter but are expected to increase over the near term in accordance with historical rates. Micro Electronic Mechanical Systems (“MEMS”) products showed strong sales in widening applications. Military and Space programs continue to be supported by the electronic component companies. The segment’s core revenue decline amounted to 28.9% while the impact on revenue from foreign exchange was 4.0%. Earnings for the second quarter of 2009, while negatively impacted by the factors mentioned on a quarter over quarter basis, rebounded from the first quarter loss due in part to the improved sales and the benefit of significant restructuring programs. Second quarter earnings included $7.1 million in restructuring charges.
For the six months ended June 30, 2009, revenue and earnings decreased 37% and 93% over the same period of 2008, primarily driven by the impact of weak demand for telecom components and assembly and test equipment. Earnings for the six months ended June 30, 2009 were negatively impacted by lower overall volume, partially offset by the benefit of restructuring programs. Earnings for the first six months of 2009 included $25.6 million in restructuring charges.
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
Recent Accounting Standards
See Note 13 — Recent Accounting Standards

21 of 27

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

22 of 27

Item 3. Quantitative and Qualitative Disclosures About Market Risk
There has been no significant change in the Company’s exposure to market risk during the first six months of 2009. For a discussion of the Company’s exposure to market risk, refer to Item 7A, Quantitative and Qualitative Disclosures about Market Risk, contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.
Item 4. Controls and Procedures
At the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2009.
During the second quarter of 2009, there were no changes in the Company’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. In making its assessment of changes in internal control over financial reporting as of June 30, 2009, management has excluded those companies acquired in purchase business combinations during the twelve months ended June 30, 2009. The Company is currently assessing the control environments of these acquisitions. These companies are wholly-owned by the Company and their total revenue for the three and six month periods ended June 30, 2009 represent approximately 3.3% and 2.1% respectively, of the Company’s consolidated revenue for the same period. Their assets represent approximately 1.9% of the Company’s consolidated assets at June 30, 2009.
Item 4T. Controls and Procedures
Not applicable.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
See Part I, Notes to Condensed Consolidated Financial Statements, Note 9.
Item 1A. Risk Factors
There have been no material changes with respect to risk factors as previously disclosed in Dover’s Annual Report on Form 10-K for its fiscal year ended December 31, 2008.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a)	Not applicable.

(b)	Not applicable.

(c)	The Company did not acquire any shares of its common stock on the open market during the second quarter of 2009.
Item 3. Defaults Upon Senior Securities
Not applicable.

23 of 27

Item 4. Submission of Matters to a Vote of Security Holders
At the Annual Meeting of Shareholders of Dover Corporation held on May 7, 2009, the following matters set forth in the Company’s Proxy Statement dated March 24, 2009, which was filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, were voted upon with the results indicated below.
1. The nominees listed below were elected directors for a one-year term ending at the 2010 Annual Meeting, with each nominee receiving more than a majority of the votes cast with respect to such nominee’s election as indicated below:

	Votes For	Votes Against	Votes Abstained
David H. Benson	156,909,588	4,624,292	1,488,318
Robert W. Cremin	157,714,517	3,807,012	1,500,669
Thomas J. Derosa	158,224,768	3,244,237	1,553,193
Jean-Pierre M. Ergas	155,701,399	5,815,209	1,505,590
Peter T. Francis	156,918,677	4,608,262	1,495,259
Kristiane C. Graham	157,436,639	4,094,625	1,490,933
James L. Koley	156,773,529	4,750,203	1,498,466
Robert A. Livingston	159,834,553	2,971,506	216,139
Richard K. Lochridge	156,793,666	4,756,074	1,472,458
Bernard G. Rethore	158,070,160	3,438,761	1,513,277
Michael B. Stubbs	158,253,254	3,272,187	1,496,757
Mary A. Winston	158,329,191	3,207,127	1,485,880
2. The Company’s Amendments to the 2005 Equity and Cash Incentive Plan were approved with the votes set forth below:

	Votes	% of Outstanding Shares	% of Votes Cast
FOR	141,541,845	76.09%	94.85%
AGAINST	7,150,173	3.84%	4.79%
ABSTAIN	538,529	0.29%	0.36%
BROKER NON-VOTE	13,792,045	7.42%	n/a
3. The Company’s Amendments to the Executive Officer Annual Incentive Plan were approved with the votes set forth below:

	Votes	% of Outstanding Shares	% of Votes Cast
FOR	155,124,166	83.39%	95.16%
AGAINST	7,221,364	3.88%	4.43%
ABSTAIN	675,311	0.36%	0.41%
BROKER NON-VOTE	1,751	0%	n/a
4. A shareholder proposal regarding a climate change report did not pass. The vote results for this proposal were as follows:

	Votes	% of Outstanding Shares	% of Votes Cast
FOR	52,439,854	28.19%	35.14%
AGAINST	77,029,763	41.41%	51.62%
ABSTAIN	19,761,887	10.62%	13.24%
BROKER NON-VOTE	13,791,088	7.41%	n/a
5. The Company’s Appointment of Independent Registered Public Accounting Firm was ratified with the votes set forth below:

	Votes	% of Outstanding Shares	% of Votes Cast
FOR	160,377,924	86.22%	98.38%
AGAINST	2,316,288	1.25%	1.42%
ABSTAIN	328,380	0.18%	0.20%
BROKER NON-VOTE	0	0%	n/a

24 of 27

Item 5. Other Information
(a)	None.

(b)	None.
Item 6. Exhibits

10.1	Dover Corporation 2005 Equity and Cash Incentive Plan as amended and restated effective as of January 1, 2009, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 13, 2009 (SEC File No. 001-04018), is incorporated by reference.

10.2	Dover Corporation Executive Officer Annual Incentive Plan as amended and restated effective as of January 1, 2009, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed May 13, 2009 (SEC File No. 001-04018), is incorporated by reference.

31.1	Certificate pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, signed and dated by Robert G. Kuhbach.

31.2	Certificate pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, signed and dated by Robert A. Livingston.

32	Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed and dated by Robert A. Livingston and Robert G. Kuhbach.

101*	The following materials from Dover Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, formatted in XBRL (Extensible Business Reporting Language) include: (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statement of Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text.

* Furnished herewith

25 of 27

Signatures
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

DOVER CORPORATION
Date: July 24, 2009	/s/ Robert G. Kuhbach
Robert G. Kuhbach, Vice President, Finance &
Chief Financial Officer (Principal Financial Officer)

Date: July 24, 2009	/s/ Raymond T. McKay, Jr.
Raymond T. McKay, Jr., Vice President,
Controller (Principal Accounting Officer)

26 of 27

EXHIBIT INDEX

10.1	Dover Corporation 2005 Equity and Cash Incentive Plan as amended and restated effective as of January 1, 2009, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 13, 2009 (SEC File No. 001-04018), is incorporated by reference.

10.2	Dover Corporation Executive Officer Annual Incentive Plan as amended and restated effective as of January 1, 2009, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed May 13, 2009 (SEC File No. 001-04018), is incorporated by reference.

31.1	Certificate pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, signed and dated by Robert G. Kuhbach.

31.2	Certificate pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 as amended, signed and dated by Robert A. Livingston.

32	Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed and dated by Robert A. Livingston and Robert G. Kuhbach.

101*	The following materials from Dover Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, formatted in XBRL (Extensible Business Reporting Language) include: (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statement of Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text.

* Furnished herewith

27 of 27