Form 10-Q
period 2009-09-30
DOVER CORP
filed 2009-10-23
CIK 29905

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT

PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of the Registrant’s common stock as of October 19, 2009 was 186,176,669.

Dover Corporation
Form 10-Q

PART I — FINANCIAL INFORMATION

Page	Item
Item 1. Financial Statements (unaudited)
1	Condensed Consolidated Statements of Operations
(For the three and nine months ended September 30, 2009 and 2008)
2	Condensed Consolidated Balance Sheets
(At September 30, 2009 and December 31, 2008)
2	Condensed Consolidated Statement of Stockholders’ Equity
(For the nine months ended September 30, 2009)
3	Condensed Consolidated Statements of Cash Flows
(For the nine months ended September 30, 2009 and 2008)
3	Notes to Condensed Consolidated Financial Statements
14	Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
23	Item 3. Quantitative and Qualitative Disclosures About Market Risk
23	Item 4. Controls and Procedures

PART II — OTHER INFORMATION

Page	Item
23	Item 1. Legal Proceedings
23	Item 1A. Risk Factors
23	Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
23	Item 3. Defaults Upon Senior Securities
23	Item 4. Submission of Matters to a Vote of Security Holders
24	Item 5. Other Information
24	Item 6. Exhibits
25	Signatures
26	Exhibit Index
EX-31.1
EX-31.2
EX-32
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT
(All other schedules are not required and have been omitted)

DOVER CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited) (in thousands, except per share figures)
PART I — FINANCIAL INFORMATION
Item 1. Financial Statements

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Revenue	$1,499,611	$1,965,776	$4,269,028	$5,842,240
Cost of goods and services	941,345	1,261,433	2,735,308	3,718,732

Gross profit	558,266	704,343	1,533,720	2,123,508
Selling and administrative expenses	378,125	434,992	1,110,476	1,325,299

Operating earnings	180,141	269,351	423,244	798,209
Interest expense, net	26,299	25,924	73,537	76,743
Other expense (income), net	(903)	(12,644)	(1,124)	(8,926)

Total interest/other expense, net	25,396	13,280	72,413	67,817

Earnings before provision for income taxes and discontinued operations	154,745	256,071	350,831	730,392
Provision for income taxes	47,261	65,736	81,378	205,216

Earnings from continuing operations	107,484	190,335	269,453	525,176
Loss from discontinued operations, net	(600)	(2,685)	(12,063)	(55,072)

Net earnings	$106,884	$187,650	$257,390	$470,104

Basic earnings (loss) per common share:
Earnings from continuing operations	$0.58	$1.02	$1.45	$2.77
Loss from discontinued operations, net	—	(0.01)	(0.06)	(0.29)
Net earnings	0.57	1.01	1.38	2.48

Weighted average shares outstanding	186,148	186,488	186,077	189,326

Diluted earnings (loss) per common share:
Earnings from continuing operations	$0.58	$1.01	$1.45	$2.76
Loss from discontinued operations, net	—	(0.01)	(0.06)	(0.29)
Net earnings	0.57	1.00	1.38	2.47

Weighted average shares outstanding	186,358	187,706	186,321	190,531

Dividends paid per common share	$0.26	$0.25	$0.76	$0.65

The following table is a reconciliation of the share amounts used in computing earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Weighted average shares outstanding — Basic	186,148	186,488	186,077	189,326
Dilutive effect of stock options, SARS and performance shares	210	1,218	244	1,205

Weighted average shares outstanding — Diluted	186,358	187,706	186,321	190,531

Anti-dilutive equity securities excluded from diluted EPS computation	12,404	3,735	9,721	3,735
See Notes to Condensed Consolidated Financial Statements

DOVER CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited) (in thousands)

	At September 30,	At December 31,
	2009	2008
Current assets:
Cash and equivalents	$597,504	$547,409
Short-term investments	332,000	279,460
Receivables, net of allowances of $47,455 and $32,647	935,948	1,013,174
Inventories, net	567,322	636,121
Prepaid and other current assets	79,213	80,268
Deferred tax asset	77,581	73,687

Total current assets	2,589,568	2,630,119

Property, plant and equipment, net	843,313	872,134
Goodwill	3,274,053	3,255,566
Intangible assets, net	899,030	952,409
Other assets and deferred charges	114,093	103,904
Assets of discontinued operations	52,254	69,106

Total assets	$7,772,311	$7,883,238

Current liabilities:
Notes payable and current maturities of long-term debt	$33,875	$224,944
Accounts payable	363,665	373,436
Accrued compensation and employee benefits	204,160	305,572
Accrued insurance	114,353	104,938
Other accrued expenses	209,071	209,619
Federal and other taxes on income	18,329	35,005

Total current liabilities	943,453	1,253,514

Long-term debt	1,826,989	1,860,729
Deferred income taxes	325,738	314,405
Other deferrals	576,469	582,601
Liabilities of discontinued operations	59,248	79,123

Total liabilities	3,731,897	4,090,372

Commitments and contingent liabilities
Stockholders’ Equity:
Total stockholders’ equity	4,040,414	3,792,866

Total liabilities and stockholders’ equity	$7,772,311	$7,883,238

DOVER CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(unaudited) (in thousands)

			Accumulated
	Common	Additional	Other			Total
	Stock	Paid-In	Comprehensive	Retained	Treasury	Stockholders’
	$1 Par Value	Capital	Earnings	Earnings	Stock	Equity
Balance at 12/31/2008	$246,615	$455,228	$10,816	$5,286,458	$(2,206,251)	$3,792,866

Net earnings	—	—	—	257,390	—	257,390
Dividends paid	—	—	—	(141,431)	—	(141,431)
Common stock issued for options exercised	174	4,898	—	—	—	5,072
Tax benefit from the exercise of stock options	—	225	—	—	—	225
Stock-based compensation expense	—	13,944	—	—	—	13,944
Translation of foreign financial statements	—	—	104,028	—	—	104,028
Unrealized holding gains, net of tax	—	—	1,031	—	—	1,031
Pension amortization, net of tax	—	—	7,289	—	—	7,289

Balance at 9/30/2009	$246,789	$474,295	$123,164	$5,402,417	$(2,206,251)	$4,040,414

Preferred Stock, $100 par value per share. 100,000 shares authorized; none issued.
See Notes to Condensed Consolidated Financial Statements

DOVER CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited) (in thousands)

	Nine Months Ended September 30,
	2009	2008
Operating Activities of Continuing Operations

Net earnings	$257,390	$470,104

Adjustments to reconcile net earnings to net cash provided by operating activities:
Loss from discontinued operations	12,063	55,072
Depreciation and amortization	191,900	197,884
Stock-based compensation	14,926	21,882
Cash effect of changes in current assets and liabilities (excluding effects of acquisitions, dispositions and foreign exchange):
Accounts receivable	108,526	(81,783)
Inventories	92,799	(10,238)
Prepaid expenses and other assets	3,156	10,914
Accounts payable	(23,327)	48,889
Accrued expenses	(102,124)	(290)
Accrued and deferred taxes, net	10,135	14,690
Other non-current, net	(11,331)	12,939

Net cash provided by operating activities of continuing operations	554,113	740,063

Investing Activities of Continuing Operations
Purchase of short-term investments	(348,439)	(219,359)
Proceeds from sale of short-term investments	304,103	—
Proceeds from the sale of property and equipment	12,995	6,420
Additions to property, plant and equipment	(83,250)	(133,319)
Proceeds from sales of businesses	1,375	12,774
Acquisitions (net of cash and cash equivalents acquired)	(43,264)	(99,852)

Net cash used in investing activities of continuing operations	(156,480)	(433,336)

Financing Activities of Continuing Operations
Decrease in notes payable, net	(192,557)	(232,057)
Reduction of long-term debt	(34,135)	(183,463)
Proceeds from long-term debt	—	594,120
Purchase of treasury stock	—	(466,736)
Proceeds from exercise of stock options, including tax benefits	5,297	78,652
Dividends to stockholders	(141,431)	(122,571)

Net cash used in financing activities of continuing operations	(362,826)	(332,055)

Cash Flows From Discontinued Operations
Net cash (used in) provided by operating activities of discontinued operations	(15,863)	6,309
Net cash used in investing activities of discontinued operations	(586)	(1,254)

Net cash (used in) provided by discontinued operations	(16,449)	5,055

Effect of exchange rate changes on cash	31,737	(9,900)

Net increase (decrease) in cash and cash equivalents	50,095	(30,173)
Cash and cash equivalents at beginning of period	547,409	606,105

Cash and cash equivalents at end of period	$597,504	$575,932

See Notes to Condensed Consolidated Financial Statements

1. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements, in accordance with Securities and Exchange Commission (“SEC”) rules for interim periods, do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements and should be read in conjunction with the Dover Corporation (the “Company”) Annual Report on Form 10-K for the year ended December 31, 2008, which provides a more complete understanding of the Company’s accounting policies, financial position, operating results, business properties and other matters. The year-end condensed consolidated balance sheet was derived from audited financial statements. It is the opinion of management that these financial statements reflect all adjustments necessary for a fair statement of the interim results. The results of operations of any interim period are not necessarily indicative of the results of operations for the full year.
Certain prior year amounts have been reclassified to conform with the current period presentation.
2. Acquisitions
The 2009 asset acquisitions are wholly-owned and had an aggregate cost of $43.0 million, net of cash acquired, at the date of acquisition. The following table details the acquisitions made during 2009.
2009 Acquisitions

Date	Type	Acquired Companies	Location (Near)	Segment	Platform	Company
8-May	Asset	Tyler Refrigeration	Niles, MI	Engineered Systems	Engineered Products	Hill PHOENIX
24-Aug	Asset	Mechanical Field Services	Gardendale, TX	Fluid Management	Energy	Cook Compression
The Company is in the process of finalizing appraisals of tangible and intangible assets and continuing to evaluate the initial purchase price allocations as of the acquisition date, which will be adjusted as additional information relative to the fair values of the assets and liabilities of the businesses becomes known. Accordingly, management has used its best estimate in the initial purchase price allocations as of the date of these financial statements.
The following unaudited pro forma information illustrates the effect on the Company’s revenue and net earnings for the three and nine months ended September 30, 2009 and 2008, assuming that the 2009 and 2008 acquisitions had all taken place on January 1, 2008.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share figures)	2009	2008	2009	2008
Revenue from continuing operations:
As reported	$1,499,611	$1,965,776	$4,269,028	$5,842,240
Pro forma	1,501,012	2,023,063	4,351,122	6,028,409
Net earnings from continuing operations:
As reported	$107,484	$190,335	$269,453	$525,176
Pro forma	107,694	191,201	270,994	529,130
Basic earnings per share from continuing operations:
As reported	$0.58	$1.02	$1.45	$2.77
Pro forma	0.58	1.03	1.46	2.79
Diluted earnings per share from continuing operations:
As reported	$0.58	$1.01	$1.45	$2.76
Pro forma	0.58	1.02	1.45	2.78
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
In connection with certain acquisitions that occurred prior to January 1, 2009, the Company had reserves related to severance and facility closings of $21.8 million and $27.9 million at September 30, 2009 and December 31, 2008, respectively. During the nine months ended September 30, 2009 the reserves were reduced by payments of $6.9 million of which $1.2 million was recorded in the third quarter. During the nine months ended September 30, 2008, the Company recorded payments and write-downs of $3.6 million, of which $1.3 million was recorded in the third quarter.

3. Inventory
The following table displays the components of inventory:

	At September 30,	At December 31,
(in thousands)	2009	2008
Raw materials	$297,528	$319,407
Work in progress	138,438	144,017
Finished goods	183,938	231,507

Subtotal	619,904	694,931
Less LIFO reserve	52,582	58,810

Total	$567,322	$636,121

4. Property, Plant and Equipment
The following table displays the components of property, plant and equipment:

	At September 30,	At December 31,
(in thousands)	2009	2008
Land	$49,544	$49,015
Buildings and improvements	555,524	547,223
Machinery, equipment and other	1,838,758	1,792,615

	2,443,826	2,388,853
Accumulated depreciation	(1,600,513)	(1,516,719)

Total	$843,313	$872,134

5. Goodwill and Other Intangible Assets
The following table provides the changes in carrying value of goodwill by segment through the nine months ended September 30, 2009:

			Other
			adjustments
		Goodwill from	including
	At December 31,	2009	currency	At September
(in thousands)	2008	acquisitions	translations	30, 2009
Electronic Technologies	$976,706	$—	$4,973	$981,679
Industrial Products	919,215	—	516	919,731
Fluid Management	571,221	4,364	2,873	578,458
Engineered Systems	788,424	—	5,761	794,185

Total	$3,255,566	$4,364	$14,123	$3,274,053

The following table provides the gross carrying value and accumulated amortization for each major class of intangible asset:

	At September 30, 2009		Average	At December 31, 2008
	Gross Carrying	Accumulated	Life	Gross Carrying	Accumulated
(dollar amounts in thousands)	Amount	Amortization	(Years)	Amount	Amortization
Amortized Intangible Assets:
Trademarks	$67,132	$15,401	16	$32,223	$12,453
Patents	126,630	82,148	19	129,233	79,241
Customer Intangibles	695,789	251,586	10	681,636	200,169
Unpatented Technologies	135,798	72,625	9	129,303	61,871
Non-Compete Agreements	3,391	3,302	6	3,475	3,400
Drawings & Manuals	13,761	6,301	5	13,653	5,441
Distributor Relationships	73,247	20,042	18	72,413	17,193
Other	18,190	12,091	12	22,725	10,270

Total	1,133,938	463,496	12	1,084,661	390,038

Unamortized Intangible Assets:
Trademarks	228,588			257,786

Total Intangible Assets	$1,362,526	$463,496		$1,342,447	$390,038

6. Income Taxes
The Company’s provision for income taxes for continuing operations in interim periods is computed by applying its estimated annual effective tax rate against earnings before income tax expense for the period. In addition, non-recurring or discrete items are recorded during the period in which they occur. The effective tax rates for the three and nine months ended September 30, 2009 were 30.5% and 23.2% compared to the prior year rates of 25.7% and 28.1%, respectively. The effective tax rate for the nine months ended September 30, 2009 was improved by $28.4 million of net benefits recognized for tax positions that were effectively settled primarily in the second quarter of 2009. The effective tax rate of 25.7% for the three months ended September 30, 2008 was impacted by $8.8 million of benefits recognized for tax positions that were settled in the third quarter of 2008. A higher percentage of domestic earnings and the mix of non-U.S. earnings in low-tax jurisdictions both had a negative impact on the effective tax rates for the three and nine months ended September 30, 2009 compared to the prior year periods, absent the settlement of tax positions.
7. Discontinued Operations
2009
During the first quarter of 2009, the Company recorded adjustments to the carrying value of a business held for sale and other adjustments resulting in a net after-tax loss of approximately $7.4 million. Adjustments made during the second and third quarter of 2009 were nominal. The after-tax loss for the nine months ended September 30, 2009 is approximately $7.7 million.
2008
During the third quarter of 2008, the Company completed the sale of a previously discontinued business and recorded other adjustments resulting in a net loss of approximately $0.7 million.
During the second quarter of 2008, the Company discontinued Triton in the Engineered Systems segment and recorded a $51.1 million write-down to the carrying value of Triton to its estimated fair market value and in the first quarter of 2008, the Company recorded adjustments to the carrying value of a business held for sale and other adjustments resulting in a net after-tax loss of approximately $2.0 million.

Summarized results of the Company’s discontinued operations are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2009	2008	2009	2008
Revenue	$14,046	$17,277	$40,379	$70,396

Loss on sale, net of taxes (1)	$(203)	$(741)	$(7,656)	$(53,713)

Income (Loss) from operations before taxes	1,199	(2,714)	(1,685)	(2,732)
Benefit (provision) for income taxes related to operations	(1,596)	770	(2,722)	1,373

Loss from discontinued operations, net of tax	$(600)	$(2,685)	$(12,063)	$(55,072)

(1)	Includes impairments and other adjustments to the carrying value of assets held for sale or previously sold discontinued operations.
At September 30, 2009, the assets and liabilities of discontinued operations primarily represent amounts related to one remaining unsold business. Additional detail related to the assets and liabilities of the Company’s discontinued operations is as follows:

	At September 30,	At December 31,
(in thousands)	2009	2008
Assets of Discontinued Operations
Current assets	$30,039	$32,498
Non-current assets	22,215	36,608

	$52,254	$69,106

Liabilities of Discontinued Operations
Current liabilities	$15,371	$13,371
Non-current liabilities	43,877	65,752

	$59,248	$79,123

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
In accordance with the provisions of Accounting Standards Codification (“ASC”) 815, the Company recognizes all derivatives as either assets or liabilities on the balance sheet and measures those instruments at fair value. If the derivative is designated as a fair value hedge and is effective, then the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings in the same period. If the derivative is designated as a cash flow hedge, then the effective portions of changes in the fair value of the derivative are recorded in other comprehensive earnings (Note 11) and are recognized in the statement of operations when the hedged item affects income. Ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings.
There is presently one outstanding swap agreement for a total notional amount of $50.0 million, or CHF65.1 million, which swaps the U.S. dollar 6-month LIBOR rate and the Swiss Franc 6-month LIBOR rate. This agreement hedges a portion of the Company’s net investment in non-U.S. operations and the fair value outstanding at September 30, 2009 includes a loss of $13.4 million which was based on quoted market prices for similar instruments (using Level 2 inputs under the provisions of ASC 820).

The change in fair value of this hedge, which was not significant during the first nine months of 2009, is recorded in Cumulative Translation Adjustments and in Other Deferrals in the Unaudited Condensed Consolidated Balance Sheet. This hedge is effective.
The Company’s other hedging activity is not significant; therefore tabular disclosures are not presented. There are no amounts excluded from the assessment of hedge effectiveness and there are no credit risk related contingent features in the Company’s derivative instruments. In addition, the amount of gains or losses from hedging activity recorded in earnings is not significant and the amount of unrealized gains or losses from cash flow hedges which are expected to be reclassified to earnings in the next twelve months is not significant. During the third quarter of 2008, the Company entered into a foreign currency hedge which was subsequently settled within the quarter. As a result of terminating the hedge, the Company recorded a gain of $2.4 million in the third quarter ended September 30, 2008.
Debt
The Company’s long-term debt with a book value of $1,860.7 million includes $33.7 million which matures in less than one year and had a fair value of approximately $1,990.6 million at September 30, 2009. The estimated fair value of the long-term debt is based on quoted market prices, and present value techniques used to value similar instruments.
During the second quarter ended June 30, 2008, the Company repaid its $150 million 6.25% Notes due June 1, 2008. In addition, on March 14, 2008, the Company issued $350 million of 5.45% Notes due 2018 and $250 million of 6.60% Notes due 2038. The net proceeds of $594.1 million from the notes were used to repay borrowings under the Company’s commercial paper program, and were reflected in long-term debt in the Consolidated Balance Sheet at December 31, 2008. The notes and debentures are redeemable at the option of the Company in whole or in part at any time at a redemption price that includes a make-whole premium, with accrued interest to the redemption date.
During the first quarter of 2008, the Company entered into several interest rate swaps in anticipation of the debt financing completed on March 14, 2008 which, upon settlement, resulted in a net gain of $1.2 million which was deferred and will be amortized over the life of the related notes.
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
Estimated warranty program claims are provided for at the time of sale. Amounts provided for are based on historical costs and adjusted new claims. The changes in the carrying amount of product warranties through September 30, 2009 and 2008 are as follows:

(in thousands)	2009	2008
Beginning Balance January 1	$56,137	$55,437
Provision for warranties	23,715	32,288
Increase from acquisitions/dispositions	3,081	91
Settlements made	(25,774)	(28,017)
Other adjustments	383	(921)

Ending Balance September 30	$57,542	$58,878

Prior to January 1, 2009, the Company initiated various restructuring programs at its operating companies and recorded severance and other restructuring costs in connection with purchase accounting for acquisitions (see Note 2 for additional detail). In 2008, the Company announced plans to increase substantially the amount of restructuring efforts in response to the significant decline in global economic activity. For the three months ended September 30, 2009, $3.2 million and $5.4 million of restructuring charges were recorded in cost of goods and services and selling and administrative expenses, respectively, in the Unaudited Condensed Consolidated Statement of Operations. For the nine months ended September 30, 2009, $18.3 million and $43.9 million of restructuring charges were recorded in cost of goods and services and selling and administrative expenses, respectively, in the Unaudited Condensed Consolidated Statement of Operations.
The following table details the Company’s severance and other restructuring reserve activity:

(in thousands)	Severance	Exit	Total
At December 31, 2008 (A)	$7,203	$23,754	$30,957

Provision	47,670	14,561	62,231
Payments	(42,161)	(9,103)	(51,264)
Other	2,177	(2,993)	(816)

At September 30, 2009 (B)	$14,889	$26,219	$41,108

(A)	Includes $27.9 million related to purchase accounting accruals.

(B)	Includes $21.8 million related to purchase accounting accruals.
10. Employee Benefit Plans
The following table sets forth the components of net periodic expense:

	Retirement Plan Benefits		Post Retirement Benefits
	Three Months Ended September 30,		Three Months Ended September 30,
(in thousands)	2009	2008	2009	2008
Expected return on plan assets	$(8,547)	$(8,662)	$—	$—
Benefits earned during period	5,003	5,501	79	64
Interest accrued on benefit obligation	9,268	9,759	240	240
Amortization (A):
Prior service cost	2,249	2,159	(43)	(43)
Recognized actuarial (gain) loss	1,298	1,188	(107)	(116)
Transition obligation	(10)	(18)	—	—

Net periodic expense	$9,261	$9,927	$169	$145

	Retirement Plan Benefits		Post Retirement Benefits
	Nine Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2009	2008	2009	2008
Expected return on plan assets	$(25,641)	$(25,986)	$—	$—
Benefits earned during period	15,009	16,504	237	267
Interest accrued on benefit obligation	27,804	29,277	720	828
Curtailment gain	(337)	—	—	—
Amortization (A):
Prior service cost	6,747	6,477	(129)	(129)
Recognized actuarial (gain) loss	3,894	3,564	(321)	(94)
Transition obligation	(30)	(53)	—	—

Net periodic expense (benefit)	$27,446	$29,783	$507	$872

(A)	A portion of the current year amortization amounts are recorded as increases (decreases) to Accumulated Other Comprehensive Income totaling approximately $2.7 million, net of tax, and $2.0 million, net of tax, for the three month periods ended September 30, 2009 and 2008, respectively, and $7.3 million, net of tax, and $6.0 million, net of tax, for the nine month periods ended September 30, 2009 and 2008, respectively.
11. Comprehensive Earnings
Comprehensive earnings were as follows:

	Three months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2009	2008	2009	2008

Net Earnings	$106,884	$187,650	$257,390	$470,104

Foreign currency translation adjustment	70,511	(95,326)	104,028	(18,996)
Unrealized holding gains (losses), net of tax	19	(511)	118	(717)
Derivative cash flow hedges, net of tax	(112)	(659)	913	458
Pension amortization, net of tax	2,673	1,966	7,289	5,954

Comprehensive Earnings	$179,975	$93,120	$369,738	$456,803

12. Segment Information:
The Company has four reportable segments which are based on management’s reporting structure used to evaluate performance. Segment financial information and a reconciliation of segment results to consolidated results follows:

	Three months ended September 30		Nine Months Ended September 30,
(in thousands)	2009	2008	2009	2008
REVENUE
Industrial Products	$396,040	$629,611	$1,213,779	$1,895,391
Engineered Systems	520,693	524,646	1,388,894	1,562,597
Fluid Management	309,247	451,682	935,289	1,299,611
Electronic Technologies	275,266	362,446	735,254	1,094,161
Intra — segment eliminations	(1,635)	(2,609)	(4,188)	(9,520)

Total consolidated revenue	$1,499,611	$1,965,776	$4,269,028	$5,842,240

EARNINGS FROM CONTINUING OPERATIONS
Segment Earnings:
Industrial Products	$38,119	$74,690	$98,084	$241,453
Engineered Systems	78,194	82,032	178,961	225,073
Fluid Management	60,677	102,232	191,692	285,249
Electronic Technologies	38,160	53,826	44,043	141,089

Total segments	215,150	312,780	512,780	892,864
Corporate expense / other	(34,106)	(30,785)	(88,412)	(85,729)
Net interest expense	(26,299)	(25,924)	(73,537)	(76,743)

Earnings from continuing operations before provision for income taxes and discontinued operations	154,745	256,071	350,831	730,392
Provision for income taxes	47,261	65,736	81,378	205,216

Earnings from continuing operations — total consolidated	$107,484	$190,335	$269,453	$525,176

13. Recent Accounting Standards
In September 2006, the FASB issued authoritative guidance under ASC 820 which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. For financial assets and liabilities, this guidance was effective for fiscal periods beginning after November 15, 2007 and did not require any new fair value measurements. The adoption of this guidance on January 1, 2008 did not have a material effect on the Company’s consolidated financial statements. In February 2008, the FASB delayed the effective date for nonfinancial assets and liabilities to fiscal years beginning after November 15, 2008, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The adoption of the provisions of ASC 820 related to “non-financial assets” did not have a material effect on the Company’s consolidated financial statements.
In December 2007, the FASB issued authoritative guidance under ASC 805 which retains the fundamental requirements that the acquisition method of accounting (the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. In general, the statement 1) extends its applicability to all events where one entity obtains control over one or more other businesses, 2) broadens the use of fair value measurements used to recognize the assets acquired and liabilities assumed, 3) changes the accounting for acquisition related fees and restructuring costs incurred in connection with an acquisition, and 4) increases required disclosures. The Company has applied the provisions of this guidance prospectively to business combinations for which the acquisition date is on or after January 1, 2009. The impact of ASC 805 did not have a material effect on the Company’s consolidated financial statements since its adoption.
In March 2008, the FASB issued authoritative guidance under ASC 815 which provides users of financial statements with an enhanced understanding of an entity’s derivative activity. The Company adopted this guidance as of January 1, 2009 and has included related disclosures in Note 8.
In April 2008, the FASB issued authoritative guidance under ASC 350 and ASC 275 to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the intangible assets. ASC 350 and ASC 275 amend the factors to be considered when developing renewal or extension assumptions that are used to estimate an intangible asset’s useful life. The guidance is to be applied prospectively to intangible assets acquired after December 31, 2008. In addition, ASC 350 and ASC 275 increase the disclosure requirements related to renewal or extension assumptions.

The Company has applied the provisions of this guidance to business combinations for which the acquisition date is on or after January 1, 2009. The impact of ASC 350 and ASC 275 did not have a material effect on the Company’s consolidated financial statements since its adoption.
In December 2008, the FASB issued authoritative guidance under ASC 715 which amends the disclosure requirements about plan assets of a defined pension or other postretirement plan. The provisions of this guidance require disclosure of 1) how investment allocation decisions are made, including factors that are pertinent to an understanding of the investment policies and strategies, 2) the fair value of each major category of plan assets, 3) the inputs and valuation techniques used to determine fair value and 4) an understanding of significant concentration of risk in plan assets. The provisions of this guidance become effective for fiscal years ending after December 15, 2009 and are to be applied prospectively. The adoption of the amendments under ASC 715 will not have a material impact on the Company’s consolidated financial statements.
In April 2009, the FASB issued authoritative guidance under ASC 825 to require disclosures about fair value of financial instruments not measured on the balance sheet at fair value in interim financial statements as well as in annual financial statements. The provisions of this guidance require all entities to disclose the methods and significant assumptions used to estimate the fair value of financial instruments. ASC 825 is effective for interim periods ended after June 15, 2009 and does not require comparative disclosure for earlier periods presented upon initial adoption. The adoption of ASC 825 did not have a material effect on the Company’s consolidated financial statements.
In April 2009, the FASB issued authoritative guidance under ASC 805. The provisions of ASC 805 provide guidance for the initial recognition and measurement, subsequent measurement and accounting, and disclosures for assets and liabilities arising from contingencies in business combinations. ASC 805 eliminates the distinction between contractual and non-contractual contingencies. The Company has applied the provisions of this guidance prospectively to business combinations for which the acquisition date is on or after January 1, 2009. The impact of ASC 805 did not have a material effect on the Company’s consolidated financial statements since its adoption.
In May 2009, the FASB issued authoritative guidance under ASC 855 which establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. ASC 855 became effective for interim or annual financial periods ending after June 15, 2009 and was adopted in the second quarter of 2009. The adoption of ASC 855 did not have a material effect on the Company’s consolidated financial statements.
In June 2009, the FASB issued authoritative guidance under ASC 105 which establishes the FASB Accounting Standards Codification (“Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles. ASC 105 became effective for financial statements issued for interim periods ended after September 15, 2009. All content within the Codification carries the same level of authority. The adoption of ASC 105 did not have a material effect on the Company’s consolidated financial statements.
14. Equity and Cash Incentive Program
In the first and second quarters of 2009, the Company issued stock appreciation rights (“SARs”) covering 2,795,755 and 29,577 shares, respectively. During the second quarter of 2009, after the shareholders approved certain plan changes detailed in the Company’s Proxy Statement, the Company issued 75,892 performance shares. In the first quarter of 2008, the Company issued 2,234,942 SARs.
For the nine months ended September 30, 2009 and 2008, after-tax stock-based compensation expense totaled $9.7 million and $14.2 million, respectively.
The fair value of each SAR grant was estimated on the date of the grant using the Black-Scholes option pricing model and the performance share grant was estimated on the date of grant using a Monte Carlo simulation pricing model. The following assumptions were used in determining fair value:

First Quarter 2009 and 2008 SAR Grants:

	2009 Grant	2008 Grant
	SARs	SARs
Risk-free interest rate	2.06%	3.21%
Dividend yield	3.23%	1.86%
Expected life (years)	6.5	6.5
Volatility	30.47%	26.09%
Option grant price	$29.45	$42.30
Fair value of options granted	$6.58	$10.97
Second Quarter 2009 SAR and 2009 Performance Share Grants

		Performance
	SARs	Shares
Risk-free interest rate	3.44%	1.30%
Dividend yield	2.82%	2.93%
Expected life (years)	6.5	2.7
Volatility	32.20%	39.57%
Option grant price	$35.50	$32.47
Fair value of options granted	$9.82	$35.79
15. Subsequent Events
The Company assessed events occurring subsequent to September 30, 2009 through October 23, 2009 for potential recognition and disclosure in the consolidated financial statements. No events have occurred that would require adjustment to or disclosure in the consolidated financial statements which were issued on October 23, 2009.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Refer to the section below entitled “Special Notes Regarding Forward-Looking Statements” for a discussion of factors that could cause actual results to differ from the forward-looking statements contained below and throughout this quarterly report.
OVERVIEW
Dover Corporation (the “Company”) owns a global portfolio of manufacturing companies providing innovative components and equipment, specialty systems and support services for a variety of applications in the industrial products, engineered systems, fluid management and electronic technologies markets. The Company discusses its operations at the platform level within the Industrial Products, Engineered Systems and Fluid Management segments, which contain two platforms each. Electronic Technologies’ results are discussed at the segment level.
(1) FINANCIAL CONDITION:
Liquidity and Capital Resources
Management assesses the Company’s liquidity in terms of its ability to generate cash and access capital markets to fund its operating, investing and financing activities. Significant factors affecting liquidity are: cash flows generated from operating activities, capital expenditures, acquisitions, dispositions, dividends, repurchase of outstanding shares, adequacy of commercial paper and available bank lines of credit, and the ability to attract long-term capital with satisfactory terms. The Company generates substantial cash from operations and remains in a strong financial position, maintaining enough liquidity for reinvestment in existing businesses and strategic acquisitions while managing its capital structure on a short and long-term basis.
Cash and cash equivalents of $597.5 million at September 30, 2009 increased from the December 31, 2008 balance of $547.4 million. Cash and cash equivalents were invested in highly liquid investment grade money market instruments with a maturity of 90 days or less. Short-term investments consist of investment grade time deposits with original maturity dates between three months and one year. Short-term investments of $332.0 million at September 30, 2009 increased from $279.5 million at December 31, 2008.
The Company’s total cash, cash and cash equivalents and short-term investment balance of $929.5 million as of September 30, 2009, includes $879.9 million held outside of the United States.
The following table is derived from the Condensed Consolidated Statements of Cash Flows:

	Nine Months Ended September 30,
Cash Flows from Continuing Operations (in thousands)	2009	2008
Net Cash Flows Provided By (Used In):
Operating activities	$554,113	$740,063
Investing activities	(156,480)	(433,336)
Financing activities	(362,826)	(332,055)
Cash flows provided by operating activities for the nine months of 2009 decreased $186.0 million from the prior year period, primarily reflecting lower earnings on reduced sales from continuing operations and improvements in working capital.
Cash used in investing activities for the nine months of 2009 decreased $276.9 million largely reflecting lower acquisition spending and capital expenditures, as well as reduced net purchases of short-term investments. Acquisition spending was $43.3 million during the nine months of 2009 compared to $99.9 million in the prior year period. Capital expenditures during the nine months of 2009 decreased 37.6% to $83.3 million as compared to $133.3 million in the prior year period. The Company currently anticipates that any additional acquisitions made during 2009 will be funded from available cash and internally generated funds, and if necessary, through the issuance of commercial paper, use of established lines of credit or public debt markets.
Cash used in financing activities for nine months of 2009 increased $30.8 million over the prior year primarily driven by debt repayments, higher dividend payments and reduced proceeds from the exercise of stock options, partially offset by the absence of share repurchase versus the prior period.

Adjusted Working Capital (a non-GAAP measure calculated as accounts receivable, plus inventory, less accounts payable) improved from the prior year end by $136.3 million, or 10.7%, to $1,139.6 million which reflected a decrease in receivables of $77.2 million, a decrease in inventory of $68.8 million and a decrease in accounts payable of $9.8 million generally due to active management in a lower revenue environment. Excluding acquisitions, dispositions and the effects of foreign exchange translation of $41.7 million, Adjusted Working Capital would have improved by $178.0 million, or 14.0%. “Average Annual Adjusted Working Capital” as a percentage of revenue (a non-GAAP measure calculated as the five-quarter average balance of accounts receivable, plus inventory, less accounts payable divided by the trailing twelve months of revenue) increased to 20.3% at September 30, 2009 from 18.3% at December 31, 2008 and inventory turns were 6.2 at September 30, 2009 compared to 7.1 at December 31, 2008.
In addition to measuring its cash flow generation and usage based upon the operating, investing and financing classifications included in the unaudited Condensed Consolidated Statements of Cash Flows, the Company also measures free cash flow (a non-GAAP measure). Management believes that free cash flow is an important measure of operating performance because it provides both management and investors a measurement of cash generated from operations that is available to repay debt, pay dividends, fund acquisitions and repurchase the Company’s common stock. The Company’s free cash flow for the nine months ended September 30, 2009 decreased $135.9 million compared to the prior year period. The decrease primarily reflected lower earnings from continuing operations, partially offset by improvements in working capital and lower capital expenditures.
The following table is a reconciliation of free cash flow with cash flows from operating activities:

	Nine Months Ended September 30,
Free Cash Flow (in thousands)	2009	2008
Cash flow provided by operating activities	$554,113	$740,063
Less: Capital expenditures	83,250	133,319

Free cash flow	$470,863	$606,744

Free cash flow as a percentage of revenue	11.0%	10.4%

The Company utilizes total debt and net debt-to-total capitalization calculations to assess its overall financial leverage and capacity and believes the calculations are useful to investors for the same reason. The following table provides a reconciliation of total debt and net debt to total capitalization to the most directly comparable GAAP measures:

	At September 30,	At December 31,
Net Debt to Total Capitalization Ratio (in thousands)	2009	2008
Current maturities of long-term debt	$33,682	$32,194
Commercial paper and other short-term debt	193	192,750
Long-term debt	1,826,989	1,860,729

Total debt	1,860,864	2,085,673
Less: Cash, cash equivalents and short-term investments	929,504	826,869

Net debt	931,360	1,258,804

Add: Stockholders’ equity	4,040,414	3,792,866

Total capitalization	$4,971,774	$5,051,670

Net debt to total capitalization	18.7%	24.9%

The total debt level of $1,860.9 million at September 30, 2009 decreased $224.8 million from December 31, 2008, due to lower commercial paper borrowings. The net debt decrease was funded by cash from operations and reflects lower investment in capital expenditures and acquisitions.
The Company’s long-term debt with a book value of $1,860.7 million, of which $33.7 million matures in less than one year, had a fair value of approximately $1,990.6 million at September 30, 2009. The estimated fair value of the long-term debt is based on quoted market prices for similar issues, and present value techniques used to value similar instruments.
There is presently one outstanding swap agreement for a total notional amount of $50.0 million, or CHF65.1 million, which swaps the U.S. dollar 6-month LIBOR rate and the Swiss Franc 6-month LIBOR rate. This agreement hedges a portion of the Company’s net investment in non-U.S. operations and the fair value outstanding at September 30, 2009 includes a loss of $13.4 million which was based on quoted market prices for similar instruments (using Level 2 inputs under the ASC 820 hierarchy).

The change in fair value of this hedge, which was not significant during the first nine months of 2009, is recorded in Cummulative Translation Adjustments and in Other Deferrals in the Unaudited Condensed Consolidated Balance Sheet. This hedge is effective.
(2) RESULTS OF OPERATIONS:
CONSOLIDATED RESULTS OF OPERATIONS
Revenue for the third quarter of 2009 decreased 23.7% to $1,499.6 million from the comparable 2008 period, with decreases at all four segments. The Company’s revenue decrease was primarily attributed to declines in its core businesses of 24.4% and the negative impact of foreign exchange of 2.0% partially offset by net acquisitions and dispositions of 2.7%. Gross profit decreased 20.7% to $558.3 million from the prior year quarter while the gross profit margin increased 140 basis points to 37.2%.
Revenue for the first nine months of 2009 decreased 26.9% to $4,269.0 million from the comparable period, with decreases in all segments. Gross profit decreased 27.8% to $1,533.7 million from the prior year period while gross profit margin decreased 40 basis points to 35.9%. The Company’s revenue decrease was primarily attributed to declines in its core businesses of 25.7% and the impact of foreign exchange of 2.9%.
Selling and administrative expenses of $378.1 million for the third quarter of 2009 decreased by 13.1% or $56.9 million over the comparable 2008 period, primarily due to decreased revenue activity, cost containment efforts and integration programs partially offset by restructuring charges. Selling and administrative expenses as a percentage of revenue increased to 25.2% from 22.1% in the comparable 2008 period, reflecting reduced revenue levels and restructuring charges of $5.4 million.
Selling and administrative expenses of $1,110.5 million for the first nine months of 2009 decreased by 16.2% or $214.8 million over the prior year period, mainly due to decreased revenue, cost containment efforts and integration programs partially offset by restructuring charges. Selling and administrative expenses as a percentage of revenue increased to 26.0% from 22.7% in the comparable period, reflecting reduced revenue levels and restructuring charges of $44.0 million.
Interest expense, net, for the third quarter of 2009 increased by 1.4% or $0.4 million to $26.3 million compared to the same quarter last year primarily due to investments maturing during the quarter that were reinvested at lower interest rates as compared to the prior investments partially offset by lower average outstanding commercial paper balances during the quarter. Other expense (income), net, of ($0.9) million and $(12.6) million for the three months ended September 30, 2009 and 2008, respectively, primarily related to the effects of foreign exchange fluctuations on assets and liabilities denominated in currencies other than the Company’s functional currency.
Interest expense, net, for the first nine months of 2009 decreased 4.2% or $3.2 million to $73.5 million, compared to the same period last year, primarily due to lower average outstanding commercial paper balances during the period partially offset by investments that were reinvested at lower interest rates during the quarter. Other expense (income), net, for the first nine months of 2009 decreased $7.8 million to $(1.1) million over the comparable 2008 period due to the effects of foreign exchange fluctuations and an insurance settlement.
The effective tax rates for continuing operations for the three and nine months ended September 30, 2009 were 30.5% and 23.2% compared to the prior year rates of 25.7% and 28.1%, respectively. The effective tax rates for the nine months ended September 30, 2009 were improved by $28.4 million of net benefits recognized for tax positions that were effectively settled primarily in the second quarter. The effective tax rate of 25.7% for the three months ended September 30, 2008 was favorably impacted by $8.8 million of benefits recognized for tax positions that were settled in the third quarter of 2008. A higher percentage of domestic earnings and the mix of non-U.S. earnings in low-tax jurisdictions both had a negative impact on the effective tax rates for the three and nine months ended September 30, 2009 compared to the prior year periods, absent the settlement of tax positions.
Earnings from continuing operations for the third quarter decreased 43.5% to $107.5 million or $0.58 diluted EPS (“EPS”) compared to $190.3 million or $1.01 EPS in the prior year third quarter. The decrease was primarily a result of end-market weakness across all of the Company’s segments and restructuring charges offset by cost containment efforts and lower average borrowing costs. Earnings from continuing operations for the first nine months of 2009 decreased 48.7% to $269.5 million or $1.45 diluted EPS compared to $525.2 million or $2.76 diluted EPS in the prior year period primarily driven by the same factors for the third quarter of 2009.
Loss from discontinued operations for the third quarter 2009 was $0.6 million, compared to a third quarter 2008 loss of $2.7 million. The 2009 loss included a $0.2 million loss, net of tax, related to adjustments to the fair value of a business held for sale and other adjustments, as well as a loss from operations of $0.4 million, net of tax. The 2008 loss primarily represents losses from discontinued operations.
Loss from discontinued operations for the first nine months of 2009 was $12.1 million or $0.06 EPS compared to a loss of $55.1 million or $0.29 EPS in the comparable 2008 period. The 2009 events include the third quarter events mentioned above as well as first quarter adjustments to the carrying value of certain businesses held for sale. The loss from discontinued operations for the first nine months of 2009 and 2008 included an impairment charge of $7.2 million and $51.1 million, net of tax, respectively.
Severance and Other Restructuring Reserves
From time to time, the Company will initiate various restructuring programs at its operating companies or record severance and other restructuring costs in connection with purchase accounting for acquisitions prior to January 1, 2009. During the nine months of 2009, the Company closed 25 facilities and reduced headcount by approximately 6,000 or 19% as compared to December 31, 2008. The Company expects to incur approximately $9.2 million in restructuring costs and reduce headcount by approximately 600 during the remainder of 2009. The Company expects the restructuring costs incurred during 2009 and 2008 to yield savings in the range of $150 million to $175 million in 2009.
At September 30, 2009 and December 31, 2008, the Company had reserves related to severance and other restructuring activities of $41.1 million and $31.0 million, respectively. During the third quarter of 2009, the Company recorded $8.6 million in additional charges and made $17.9 million in payments related to reserve balances. For the third quarter of 2009, $3.2 million and $5.4 million of restructuring charges were recorded in cost of goods and services and selling and administrative expenses, respectively, in the Unaudited Condensed Consolidated Statement of Operations.
During the first nine months of 2009, the Company recorded $62.2 million in charges and made payments of $51.3 million related to these reserves. For the first nine months of 2009, $18.3 million and $44.0 million of restructuring charges were recorded in cost of goods sold and services and selling and administrative expenses, respectively, in the Unaudited Condensed Consolidated Statement of Operations.
Current Economic Environment
With few exceptions, the Company experienced lower demand across all of its end markets resulting in lower bookings and backlog in the fourth quarter of 2008 and first and second quarters of 2009, with modest improvements in certain segments in the third quarter of 2009. Although this downturn will have a significant adverse impact on revenue and earnings for the remainder of the year, the Company remains committed to maintaining margin levels. The structural changes made over the last few years, becoming less dependent on capital goods markets and having greater recurring revenue, together with improved working capital management and strong pricing discipline, is expected to partially offset the impact of the economic downturn during 2009. As discussed above in the Liquidity and Capital Resources section, the Company believes that existing sources of liquidity are adequate to meet anticipated funding needs at comparable risk-based interest rates.
2009 Outlook
The Company anticipates that 2009 revenue will be 24% to 26% lower than 2008 levels and expects its earnings to follow a traditional seasonal pattern of being lower in the fourth quarter. Based on these expectations, the Company estimates continuing diluted earnings per share for 2009 will be around the midpoint of $1.75 to $2.00. However, if global or domestic economic conditions deteriorate, the Company’s operating results for 2009 could be materially worse than currently projected.

SEGMENT RESULTS OF OPERATIONS
Industrial Products

Industrial Products	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2009	2008	% Change	2009	2008	% Change
Revenue
Material Handling	$154,238	$286,568	-46%	$494,463	$880,764	-44%
Mobile Equipment	242,011	343,261	-29%	719,824	1,015,212	-29%
Eliminations	(209)	(218)		(508)	(585)

	$396,040	$629,611	-37%	$1,213,779	$1,895,391	-36%

Segment earnings	$38,119	$74,690	-49%	$98,084	$241,453	-59%
Operating margin	9.6%	11.9%		8.1%	12.7%

Acquisition related depreciation and amortization expense*	$7,770	$7,805	0%	$23,866	$25,090	-5%

Bookings
Material Handling	$162,759	$292,436	-44%	$407,326	$901,913	-55%
Mobile Equipment	191,539	295,240	-35%	648,034	973,623	-33%
Eliminations	(337)	(193)		(561)	(874)

	$353,961	$587,483	-40%	$1,054,799	$1,874,662	-44%

Backlog
Material Handling				$102,146	$240,009	-57%
Mobile Equipment				318,496	498,908	-36%
Eliminations				(170)	(161)

				$420,472	$738,756	-43%

*	Represents the pre-tax impact on earnings from the depreciation and amortization of acquisition accounting write-ups to reflect the fair value of inventory, property, plant and equipment and intangible assets.
Industrial Products revenue and earnings decreased by 37% and 49%, respectively, from the prior year third quarter primarily due to general economic conditions as well as continued downturn in infrastructure, energy, and transportation markets. The segment decline in revenue primarily reflected a core business decrease of 36%, with 0.6% due to foreign exchange. Earnings and margin were impacted by the factors mentioned above as well as $3.2 million in restructuring charges partially offset by benefits captured from business restructuring and integration programs completed to date.
Material Handling revenue and earnings decreased 46% and 54%, respectively, when compared to the prior year third quarter. The platform continued to experience significant challenges in its core infrastructure, automotive and energy markets, compared to the third quarter of 2008. Restructuring charges at the platform also negatively impacted the earnings comparison with the third quarter of 2008.
Mobile Equipment revenue and earnings decreased 29% and 28%, respectively, over the prior year third quarter. Although the aerospace and military markets remained relatively strong, their results were offset by challenges in the energy, bulk transport and vehicle service markets. Earnings at the platform were negatively impacted by the lower revenue levels and various restructuring activities.
For the nine months ended September 30, 2009, Industrial Products revenue and earnings decreased by 36% and 59%, respectively, as compared to the prior year nine months. General softness in the markets served by the segment in core businesses contributed to the decrease in revenue. The earnings decline was substantially attributable to the revenue drivers above and restructuring charges of $15.3 million partially offset by benefits captured from restructuring and integration programs completed to date.

Engineered Systems

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2009	2008	% Change	2009	2008	% Change
Revenue
Engineered Products	$308,741	$289,778	7%	$806,565	$846,953	-5%
Product Identification	211,952	234,868	-10%	582,329	715,644	-19%

	$520,693	$524,646	-1%	$1,388,894	$1,562,597	-11%

Segment earnings	$78,194	$82,032	-5%	$178,961	$225,073	-20%
Operating margin	15.0%	15.6%		12.9%	14.4%

Acquisition related depreciation and amortization expense*	$6,580	$6,103	8%	$19,087	$18,328	4%

Bookings
Engineered Products	$258,634	$260,227	-1%	$754,855	$824,157	-8%
Product Identification	212,642	233,196	-9%	594,057	723,281	-18%

	$471,276	$493,423	-4%	$1,348,912	$1,547,438	-13%

Backlog
Engineered Products				$199,888	$205,127	-3%
Product Identification				72,523	76,247	-5%

				$272,411	$281,374	-3%

*	Represents the pre-tax impact on earnings from the depreciation and amortization of acquisition accounting write-ups to reflect the fair value of inventory, property, plant and equipment and intangible assets.
Engineered Systems revenue and earnings decreased from the prior year third quarter by 1% and 5%, respectively. General softness in the markets served by the segment resulted in a 9.1% decline in core business revenue and the impact of foreign exchange of 4.0%, partially offset by the impact of the Tyler acquisition by Hill Phoenix which closed in May 2009. The earnings decline was substantially driven by the softness in most served end markets, $3.2 million of restructuring charges and $3.5 million of acquisition related expenses, partially offset by benefits captured from business restructuring and integration programs completed to date.
Engineered Products revenue increased by 7% compared to the prior year quarter driven by the acquisition of Tyler which was partially offset by continued weakness in most served markets. The Engineered Products earnings decline of 1% resulted from weakness in commercial cooling, HVAC, and packaging equipment and acquisition expenses, partially offset by savings realized from restructuring activities and earnings from the Tyler acquisition.
Product Identification platform revenue declined by 10%, while earnings were relatively flat compared to the prior year third quarter. Core revenue decreased 6.2% due to continued softness in both the Direct Marking and Bar Coding businesses with the balance of the revenue decline due to foreign exchange. Benefits from restructuring and integration projects, net of additional charges in the quarter, offset the impacts of lower volume and foreign exchange rates.
For the nine months ended September 30, 2009, Engineered Systems revenue and earnings decreased by 11% and 20%, respectively, as compared to the prior year nine months. General softness in the markets served by the segment in core businesses and the impact of foreign exchange of 5.1% contributed to the decrease in revenue, partially offset by the Tyler acquisition. The earnings decline was substantially attributable to the revenue drivers as well as $14.8 million of restructuring charges and acquisition expenses partially offset by acquisition earnings and benefits captured from restructuring and integration programs completed to date.

Fluid Management

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2009	2008	% Change	2009	2008	% Change
Revenue
Energy	$144,664	$249,656	-42%	$459,413	$699,120	-34%
Fluid Solutions	164,604	202,054	-19%	475,990	600,589	-21%
Eliminations	(21)	(28)		(114)	(98)

	$309,247	$451,682	-32%	$935,289	$1,299,611	-28%

Segment earnings	$60,677	$102,232	-41%	$191,692	$285,249	-33%
Operating margin	19.6%	22.6%		20.5%	21.9%

Acquisition related depreciation and amortization expense*	$4,432	$5,422	-18%	$13,852	$14,943	-7%

Bookings
Energy	$157,763	$268,390	-41%	$433,339	$754,587	-43%
Fluid Solutions	165,601	195,253	-15%	475,459	610,008	-22%
Eliminations	(41)	(31)		(122)	(87)

	$323,323	$463,612	-30%	$908,676	$1,364,508	-33%

Backlog
Energy				$66,043	$133,713	-51%
Fluid Solutions				65,081	82,998	-22%
Eliminations				(21)	(3)

				$131,103	$216,708	-40%

*	Represents the pre-tax impact on earnings from the depreciation and amortization of acquisition accounting write-ups to reflect the fair value of inventory, property, plant and equipment and intangible assets.
Fluid Management’s revenue and earnings decreased over the prior year third quarter by 32% and 41%, respectively, and were driven by continued weakness in the oil and gas sectors served by the Energy platform as well as the diverse markets served by the Fluid Solutions group. Compared to the third quarter of 2008, operating margins decreased 300 basis points due to lower sales volume and product mix, partially offset by continued cost curtailment measures. The segment’s revenue decline represented a core business decline of 30.2%, with the remainder due to foreign exchange. In addition, the segment incurred $3.5 million in restructuring charges during the third quarter of 2009.
Energy’s revenue and earnings decreased over the prior year third quarter by 42% and 43%, respectively, as the power generation market has slowed and the oil and gas sectors continue to show weakness. Although there is increasing evidence that the market has reached bottom, there is a growing consensus that recovery from current demand levels in the energy segment will be slow. The decrease in margins reflect lower sales volume partially offset by operational improvements, lower incentive accruals and cost savings as a result of restructuring activities.
Fluid Solutions revenue and earnings decreased over the prior year third quarter by 19% and 22%, respectively, due to lower demand in their various industrial markets. Decreased margins reflect lower sales volume partially offset by the benefits of restructuring savings and product mix.
For the nine months ended September 30, 2009, revenue and earnings decreased 28% and 33% over the same period of 2008, primarily driven by the continued weakness in the oil and gas sectors served by the Energy platform as well as the diverse markets served by the Fluid Solutions group. Earnings for the first nine months of 2009 included $7.8 million of restructuring charges.

Electronic Technologies

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2009	2008	% Change	2009	2008	% Change
Revenue	$275,266	$362,446	-24%	$735,254	$1,094,161	-33%
Segment earnings	$38,160	$53,826	-29%	$44,043	$141,089	-69%
Operating margin	13.9%	14.9%		6.0%	12.9%

Acquisition related depreciation and amortization expense*	$8,268	$9,304	-11%	$24,771	$27,622	-10%

Bookings	283,035	363,535	-22%	750,016	1,108,662	-32%
Backlog				194,414	248,725	-22%

*	Represents the pre-tax impact on earnings from the depreciation and amortization of acquisition accounting write-ups to reflect the fair value of inventory, property, plant and equipment and intangible assets.
Electronic Technologies’ revenue and earnings decreased 24% and 29%, respectively, over the same quarter of 2008, primarily driven by the impact of weak demand for telecom components and assembly and test equipment. Overall demand for consumer electronics and telecom applications is below 2008 demand levels. However, Micro Electronic Mechanical Systems (“MEMS”) products showed increase adoption at its customers. Military and Space programs continue to be supported by the electronic component companies. The segment’s core revenue decline amounted to 19.4% while the impact on revenue from foreign exchange and dispositions was 2.1% and 2.5%, respectively. Third quarter earnings included minimal restructuring charges.
For the nine months ended September 30, 2009, revenue and earnings decreased 33% and 69% over the same period of 2008, primarily driven by the impact of weak demand for telecom components and assembly and test equipment. The decline in core revenue amounted to 28.8% while the impact on revenue from foreign exchange was 3.2% and the impact on earnings due to dispositions was minimal. Earnings for the nine months ended September 30, 2009 were negatively impacted by lower overall volume, partially offset by the benefit of restructuring programs. Earnings for the first nine months of 2009 included $24.2 million in restructuring charges.
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
Recent Accounting Standards
See Note 13 — Recent Accounting Standards

Special Notes Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q, especially “Management’s Discussion and Analysis,” contains “forward-looking” statements within the meaning of the Securities Act of 1933, as amended, the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. Such statements relate to, among other things, income, earnings, cash flows, changes in operations, operating improvements, industries in which Dover companies operate and the U.S. and global economies. Statements in this 10-Q that are not historical are hereby identified as “forward-looking statements” and may be indicated by words or phrases such as “anticipates,” “indicates,” “suggests,” “will,” “supports,” “plans,” “projects,” “expects,” “believes,” “should,” “would,” “could,” “hope,” “forecast,” “management is of the opinion,” use of the future tense and similar words or phrases. Forward-looking statements are subject to inherent risks and uncertainties that could cause actual results to differ materially from current expectations including, but not limited to: current economic conditions and uncertainties in the credit and capital markets; the Company’s ability to achieve expected savings from integration, synergy and other cost-control initiatives; the ability to identify and successfully consummate value-adding acquisition opportunities; increased competition and pricing pressures in the markets served by Dover’s operating companies; the ability of Dover’s companies to expand into new geographic markets and to anticipate and meet customer demands for new products and product enhancements; increases in the cost of raw materials; changes in customer demand; political events that could impact the worldwide economy; the impact of natural disasters and their effect on global energy markets; a downgrade in Dover’s credit ratings; international economic conditions including interest rate and currency exchange rate fluctuations; the relative mix of products and services which impacts margins and operating efficiencies; short-term capacity constraints; domestic and foreign governmental and public policy changes including environmental regulations and tax policies (including domestic and international export subsidy programs, R&E credits and other similar programs); unforeseen developments in contingencies such as litigation; protection and validity of patent and other intellectual property rights; the cyclical nature of some of Dover’s companies; domestic housing industry weakness; and continued events in the Middle East and possible future terrorist threats and their effect on the worldwide economy. Readers are cautioned not to place undue reliance on such forward-looking statements. These forward-looking statements speak only as of the date made. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
There has been no significant change in the Company’s exposure to market risk during the first nine months of 2009. For a discussion of the Company’s exposure to market risk, refer to Item 7A, Quantitative and Qualitative Disclosures about Market Risk, contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.
Item 4. Controls and Procedures
At the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2009.
During the third quarter of 2009, there were no changes in the Company’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. In making its assessment of changes in internal control over financial reporting as of September 30, 2009, management has excluded those companies acquired in purchase business combinations during the twelve months ended September 30, 2009. The Company is currently assessing the control environments of these acquisitions. These companies are wholly-owned by the Company and their total revenue for the three and nine month periods ended September 30, 2009 represent approximately 4.4% and 2.3% respectively, of the Company’s consolidated revenue for the same period. Their assets represent approximately 1.0% of the Company’s consolidated assets at September 30, 2009.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
See Part I, Notes to Condensed Consolidated Financial Statements, Note 9.
Item 1A. Risk Factors
There have been no material changes with respect to risk factors as previously disclosed in the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2008.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a) Not applicable.
(b) Not applicable.
(c) The Company did not purchase any shares of its common stock during the third quarter of 2009.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Submission of Matters to a Vote of Security Holders
Not applicable.

Item 5. Other Information
(a) Not applicable.
(b) Not applicable.
Item 6. Exhibits

31.1	Certificate pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, signed and dated by Brad M. Cerepak.

31.2	Certificate pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, signed and dated by Robert A. Livingston.

32	Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed and dated by Robert A. Livingston and Brad M. Cerepak.

101*	The following materials from Dover Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, formatted in XBRL (Extensible Business Reporting Language) include: (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statement of Stockholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text.

*	Furnished herewith

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

DOVER CORPORATION

Date: October 23, 2009	/s/ Brad M. Cerepak
Brad M. Cerepak,
Vice President, Finance & Chief Financial Officer (Principal Financial Officer)

Date: October 23, 2009	/s/ Raymond T. McKay, Jr.
Raymond T. McKay, Jr.,
Vice President, Controller (Principal Accounting Officer)

EXHIBIT INDEX

31.1	Certificate pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, signed and dated by Brad M. Cerepak.

31.2	Certificate pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 as amended, signed and dated by Robert A. Livingston.

32	Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed and dated by Robert A. Livingston and Brad M. Cerepak.

101*	The following materials from Dover Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, formatted in XBRL (Extensible Business Reporting Language) include: (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statement of Stockholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text.

*	Furnished herewith