Form 10-K
period 2009-12-31
DOVER CORP
filed 2010-02-19
CIK 29905

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For fiscal year ended December 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.) Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of the close of business June 30, 2009 was $6,159,218,863. The registrant’s closing price as reported on the New York Stock Exchange-Composite Transactions for June 30, 2009 was $33.09 per share. The number of outstanding shares of the registrant’s common stock as of February 11, 2010 was 187,232,126.

Documents Incorporated by Reference: Part III — Certain Portions of the Proxy Statement for Annual Meeting of Shareholders to be held on May 6, 2010 (the “2010 Proxy Statement”).

Special Notes Regarding Forward-Looking Statements

This Annual Report on Form 10-K, especially “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, contains “forward-looking” statements within the meaning of the Securities Act of 1933, as amended, the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. Such statements relate to, among other things, income, earnings, cash flows, changes in operations, operating improvements, industries in which Dover companies operate and the U.S. and global economies. Statements in this Form 10-K that are not historical are hereby identified as “forward-looking statements” and may be indicated by words or phrases such as “anticipates,” “supports,” “indicates,” “suggests,” “will,” “plans,” “projects,” “expects,” “believes,” “should,” “would,” “could,” “hope,” “forecast,” “management is of the opinion,” use of the future tense and similar words or phrases. Forward-looking statements are subject to inherent risks and uncertainties that could cause actual results to differ materially from current expectations including, but not limited to: current economic conditions and uncertainties in the credit and capital markets; the Company’s ability to achieve expected savings from integration, synergy and other cost-control initiatives; the ability to identify and successfully consummate value-adding acquisition opportunities; increased competition and pricing pressures in the markets served by Dover’s operating companies; the ability of Dover’s companies to expand into new geographic markets and to anticipate and meet customer demands for new products and product enhancements; increases in the cost of raw materials; changes in customer demand; political events that could impact the worldwide economy; the impact of natural disasters and their effect on global energy markets; a downgrade in Dover’s credit ratings; international economic conditions including interest rate and currency exchange rate fluctuations; the relative mix of products and services which impacts margins and operating efficiencies; short-term capacity constraints; domestic and foreign governmental and public policy changes including environmental regulations and tax policies (including domestic and international export subsidy programs, research and experimentation credits and other similar programs); unforeseen developments in contingencies such as litigation; protection and validity of patent and other intellectual property rights; the cyclical nature of some of Dover’s companies; domestic housing industry weakness; and possible future terrorist threats and their effect on the worldwide economy. Readers are cautioned not to place undue reliance on such forward-looking statements. These forward-looking statements speak only as of the date made. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

The Company may, from time to time, post financial or other information on its Internet website, www.dovercorporation.com. The Internet address is for informational purposes only and is not intended for use as a hyperlink. The Company is not incorporating any material on its website into this report.

PART I
Item 1.	Business	3
Item 1A.	Risk Factors	10
Item 1B.	Unresolved Staff Comments	13
Item 2.	Properties	14
Item 3.	Legal Proceedings	14
Item 4.	Submission of Matters to a Vote of Security Holders	14

PART II
Item 5.	Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities	17
Item 6.	Selected Financial Data	19
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	40
Item 8.	Financial Statements and Supplementary Data	41
Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	84
Item 9A.	Controls and Procedures	84
Item 9B.	Other Information	84

PART III
Item 10.	Directors and Executive Officers and Corporate Governance	85
Item 11.	Executive Compensation	85
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters	85
Item 13.	Certain Relationships and Related Transactions and Director Independence	86
Item 14.	Principal Accounting Fees and Services	86

PART IV
Item 15.	Exhibits, Financial Statement Schedules	86
SIGNATURES		89
EXHIBIT INDEX
EX-10.8:	SSAR GRANT FORM LETTER
EX-10.9:	CASH PERFORMANCE AWARD FORM LETTER
EX-10.10:	PERFORMANCE SHARE AWARD FORM LETTER
EX-10.11:	PENSION REPLACEMENT PLAN
EX-10.13:	LETTER AGREEMENT
EX-10.15:	RESTRICTED STOCK AWARD FORM LETTER
EX-21:	SUBSIDIARIES
EX-23:	CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
EX-31.1:	CERTIFICATION
EX-31.2:	CERTIFICATION
EX-32:	CERTIFICATION
EX-101:	INSTANCE DOCUMENT
EX-101:	SCHEMA DOCUMENT
EX-101:	CALCULATION LINK BASED DOCUMENT
EX-101:	LABLES LINK BASED DOCUMENT
EX-101:	PRESENTATION LINK BASED DOCUMENT
EX-101:	DEFINITION LINK BASED DOCUMENT
EX-10.8
EX-10.9
EX-10.10
EX-10.11
EX-10.13
EX-10.15
EX-21
EX-23
EX-31.1
EX-31.2
EX-32
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART 1

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

Operating Structure

The Company reports its results in four business segments — Industrial Products, Engineered Systems, Fluid Management and Electronic Technologies. The Company discusses its operations at the platform level within the Industrial Products, Engineered Systems, and Fluid Management segments, each of which contains two platforms. The results of Electronic Technologies are discussed at the segment level. Dover companies design, manufacture, assemble and/or service the following:

Industrial Products

•	Material handling equipment such as industrial and recreational winches, utility, construction and demolition machinery attachments, hydraulic parts, industrial automation tools, four-wheel-drive (“4WD”) and all-wheel drive (“AWD”) power train systems, accessories for off-road vehicles and operator cabs and rollover structures.

•	Mobile equipment related products, primarily refuse truck bodies, tank trailers, compactors, balers, vehicle service lifts and collision equipment, car wash systems, internal engine components, fluid control assemblies and various aerospace components.

Engineered Systems

•	Engineered products such as refrigeration systems, refrigeration display cases, walk-in coolers, foodservice equipment, commercial kitchen air and ventilation systems, heat transfer equipment, and food and beverage packaging machines.

•	Product identification related products such as industrial marking and coding systems used to code information (i.e. dates and serial numbers) on consumer products, printing products for cartons used in warehouse logistics operations, bar code printers and portable printers.

Fluid Management

•	Energy market production and distribution products such as sucker rods, drill bit inserts for oil and gas exploration, gas well production control devices, control valves, piston and seal rings, control instrumentation, remote data collection and transfer devices, and components for compressors, turbo machinery, motors and generators.

•	Fluid solution products including nozzles, swivels and breakaways used to deliver various types of fuel, suction system equipment, unattended fuel management systems, integrated tank monitoring, pumps used in fluid transfer applications, quick disconnect couplings used in a wide variety of biomedical and commercial applications, and chemical proportioning and dispensing systems.

Electronic Technologies

•	Electronic technology equipment and devices/components such as advanced micro-component products for the hearing aid and consumer electronics industries, high frequency capacitors, microwave electromagnetic

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

Management Philosophy

The Company’s operating structure of four defined industry segments and six core business platforms within those segments drives focused acquisition activity, accelerates opportunities to identify and capture operating synergies, including global sourcing and supply chain integration, and advances the development of the Company’s executive talent. The presidents of the Company’s operating companies and groups have responsibility for their businesses’ performance as they are able to serve customers by focusing closely on their products and markets and reacting quickly to customer needs. The Company’s segment and executive management set strategic direction and initiatives, provide oversight, allocate and manage capital, are responsible for major acquisitions and provide other services.

In addition, the Company is committed to creating value for its customers, employees and shareholders through sustainable business practices that protect the environment and the development of products that help its customers meet their sustainability goals. Dover companies are increasing their focus on efficient energy usage, greenhouse gas reduction and waste management as they strive to meet the global environmental needs of today and tomorrow.

Company Goals

The Company is committed to driving shareholder return through three key objectives. First, the Company is committed to achieving annual sales growth of 7% to 10% which includes 4% to 5% through-cycle organic growth. The balance of sales growth is expected to be achieved from disciplined acquisitions. Secondly, the Company continues to focus on margin improvement activities and to expand return on invested capital to effectuate earnings per share growth ranging from 10% to 13% on an annual basis. Lastly, the Company is committed to generating free cash flow as a percentage of sales in excess of 10% through disciplined capital allocation and active working capital management. The Company supports these goals through (1) alignment of management compensation with these objectives, (2) a well defined and actively managed merger and acquisition processes, and (3) talent development programs.

Portfolio Development

Acquisitions

The Company’s acquisition program has two elements. First, it seeks to acquire value creating add-on businesses that broaden its existing companies and their global reach, manufacture innovative components and equipment, specialty systems and/or support services, and sell to industrial or commercial users. Second, in the right circumstances, it will strategically pursue larger, stand-alone businesses that have the potential to either complement its existing companies or allow the Company to pursue a new platform. During the period from 2007 through 2009, the Company purchased 17 businesses with an aggregate cost of $605.8 million.

In 2009, the Company acquired six add-on businesses, for aggregate consideration of $228.4 million (including $6.4 million of consideration paid in the form of common stock issued in connection with the acquisition of Inpro/Seal Company). In 2008, the Company acquired four add-on businesses for an aggregate cost of $103.8 million, and in 2007, the Company acquired seven add-on businesses for an aggregate cost of $273.6 million.

For more details regarding acquisitions completed over the past two years, see Note 2 to the Consolidated Financial Statements in Item 8. The Company’s future growth depends in large part on finding and acquiring successful businesses, as a substantial number of the Company’s current businesses operate in relatively mature markets. While the Company expects to generate annual organic growth of 4% - 5% over a business cycle absent extraordinary economic conditions, sustained organic growth at these levels for individual businesses is difficult to achieve consistently each year.

Dispositions

While the Company generally expects to hold and integrate businesses that it buys, it continually reviews its portfolio to verify that those businesses continue to be essential contributors to the Company’s long-term growth strategy. Occasionally the Company may also make an opportunistic sale of one of its companies based on specific market conditions and strategic considerations. During the past three years (2007- 2009), the Company decided to reduce its exposure to small, lower margin operations, and, accordingly, it discontinued 7 operations and sold 10 businesses for an aggregate consideration of approximately $187.3 million. For more details, see the “Discontinued Operations” discussion below and Note 3 to the Consolidated Financial Statements in Item 8.

Reportable Segments

Below is a description of the Company’s reportable segments and related platforms. For additional financial information about the Company’s reportable segments, see Note 14 to the Consolidated Financial Statements in Item 8 of this Form 10-K.

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

Material Handling

The Material Handling platform primarily serves two global markets — infrastructure and industrial automation. The companies in this platform develop and manufacture branded customer productivity enhancing systems. These products are produced in the United States, Germany, Thailand, India, China, Brazil and France and are marketed globally on a direct basis to original equipment manufacturers (OEMs) and through a global dealer and distribution network to industrial end users.

The Material Handling platform companies in the infrastructure market sell to broad segments of the construction, utility, demolition, recycling, scrap processing, material handling, forestry, energy, military, marine, towing/recovery, refuse, mining and automotive OEM markets. Major products include mobile shears, concrete demolition tools, buckets, backhoes, trenchers, augers, worm gear and planetary winches, and hydraulic lift and electronic control/monitoring systems for mobile and structural cranes, 4WD and AWD power train systems, accessories for off-road vehicles and operator cabs and rollover structures. These products are sold to OEMs and extensive dealer networks primarily in North America. Components systems and services are also provided for military vehicles and marine applications.

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

Mobile Equipment

The Mobile Equipment platform serves three primary markets — transportation equipment, solid waste management and vehicle service. The companies in this platform manufacture tank trailers, specialty trailers, refuse collection bodies (garbage trucks), container lifts, on-site waste management and recycling systems, vehicle service lifts, touch-free and friction vehicle wash systems, vehicle collision measuring and repair systems, aerospace and submarine related fluid control assemblies, high strength fasteners and bearings, internal jet engine components and accessories, precision components for commercial and military aerospace equipment and commercial aerospace after market services. The businesses also provide components for off-road sports vehicles and high performance automotive and power-sport vehicles. The platform has manufacturing operations in North and South America, Asia and Europe.

The businesses in the transportation equipment market manufacture and sell aluminum, stainless steel and steel tank trailers that carry petroleum products, chemical, edible and dry bulk products, as well as specialty trailers focused on the heavy haul, oil field and recovery markets. Trailers are marketed both directly and indirectly through distributors to customers in the construction, trucking, railroad, oilfield and heavy haul industries. These products are also sold to government agencies in the United States and globally.

The businesses in the solid waste management market provide products and services for the refuse collection industry and for on-site processing and compaction of trash and recyclable materials. Products are sold to municipal customers, national accounts and independent waste haulers through a network of distributors and directly in certain geographic areas. The on-site waste management and recycling systems include a variety of stationary compactors, wire processing and separation machines, and balers that are manufactured and sold primarily in the U.S. to distribution centers, malls, stadiums, arenas, office complexes, retail stores and recycling centers.

The businesses in the vehicle service market provide a wide range of products and services that are utilized in vehicle services, maintenance, repair and modification. Vehicle lifts and collision equipment are sold through equipment distributors and directly to a wide variety of markets, including independent service and repair shops, collision repair shops, national chains and franchised service facilities, new vehicle dealers, governments, and directly to consumers via the internet. Car wash systems, both “touch-free” and “friction”, are sold primarily in the United States and Canada to major oil companies, convenience store chains and individual investors. These products are sold through a distribution network that installs the equipment and provides after sale service and support. High performance internal combustion engine components, including pistons, connecting rods, crankshafts and accessories, and fuel and combustion management devices are designed to meet customer specifications for the racing and enthusiast markets in both the powersports and automotive market segments. These products are sold directly and through distribution networks on a global basis.

Engineered Systems

The Engineered Systems segment provides products and services for the refrigeration, storage, packaging and preparation of food products, as well as industrial marking and coding systems for various markets. The segment serves its markets by managing these products and services through two business platforms which are described below.

Product Identification

The Product Identification platform (“PI”) is a worldwide supplier of industrial marking and coding systems that serves food, beverage, cosmetic, pharmaceutical, electronic, automotive and other markets where variable marking is required. Its primary printing products are used for marking variable information (such as date codes or serial numbers) on consumer products. PI provides solutions for product marking on primary packaging, secondary packaging such as cartons, and pallet marking for use in warehouse logistics operations. PI also manufactures bar code printers and portable printers used where on demand labels/receipts are required. The PI principal manufacturing facilities are in the United States, France and China with sales operations globally.

Engineered Products

The Engineered Products platform manufactures refrigeration systems, refrigeration display cases, walk-in coolers and freezers, electrical distribution products and engineering services, commercial foodservice equipment, cook-chill production systems, custom food storage and preparation products, kitchen ventilation systems, conveyer systems, beverage can-making machinery, and packaging machines used for meat, poultry and other food products. In addition, the platform manufactures copper-brazed compact heat exchangers, and designs software for heating and cooling substations. The platform’s manufacturing facilities and distributing operations are in North America, Europe and Asia.

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

Energy

The Energy platform serves the oil, gas and power generation industries. Its products promote the efficient and cost-effective extraction, storage and movement of oil and gas products, or constitute critical components for power generation equipment. Major products manufactured by companies within this platform include: polycrystalline diamond cutters (PDCs) used in drill bits for oil and gas wells; steel sucker rods, plunger lifts, and accessories used in artificial lift applications in oil and gas production; pressure, temperature and flow monitoring equipment used in oil and gas exploration and production applications; and control valves and instrumentation for oil and gas production. In addition, these companies manufacture various compressor parts that are used in the natural gas production, distribution and oil refining markets, as well as bearings and remote condition monitoring systems that are used for rotating machinery applications such as turbo machinery, motors, generators and compressors used in energy, utility, marine and other industries. Sales are made directly to customers and through various distribution channels. Sales are predominantly in North America with international sales directed largely to Europe and South America.

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

The micro-acoustic components manufactured include audio communications components, primarily miniaturized microphones, receivers and electromechanical components for use in hearing aids as well as high performance transducers for use in professional audio devices, high-end headsets, medical devices and military headsets. This business also designs, manufactures and assembles microphones for use in the personal mobile device and communications markets, including mobile phones, PDAs, Bluetooth ® headsets and laptop computers.

The specialty electronic components include frequency control/select components and modules employing quartz technologies, microwave electromechanical switches, radio frequency and microwave filters, integrated assemblies, multi-layer ceramic capacitors and high frequency capacitors. These components are sold to communication, medical, defense, aerospace and automotive manufacturers worldwide.

Discontinued Operations

Operating companies that are considered discontinued operations in accordance with Accounting Standards Codification (“ASC”) 360, Property Plant and Equipment, are presented separately in the consolidated statements of operations, balance sheets and cash flows and are not included in continuing operations. Earnings from discontinued operations include impairment charges, when necessary, to reduce these businesses to estimated fair value. Fair value is determined by using directly observable inputs, such as a negotiated selling price, or other valuation techniques that use market assumptions that are reasonable and supportable. All interim and full year reporting periods presented reflect the continuing operations on a comparable basis. Please refer to Note 3 to the Consolidated Financial Statements in Item 8 of this Form 10-K for additional information on discontinued operations.

Raw Materials

The Company’s operating companies use a wide variety of raw materials, primarily metals and semi-processed or finished components, which are generally available from a number of sources. As a result, shortages or the loss of any single supplier have not had, and are not likely to have, a material impact on operating profits. While the needed raw materials are generally available, commodity pricing has trended upward over the past few years, particularly for various grades of steel, copper, aluminum and select other commodities. The Company has generally kept pace with or exceeded raw material cost increases using effective pricing strategies. During 2009, the Company generally experienced decreases in commodity prices.

Research and Development

The Company’s operating companies are encouraged to develop new products as well as to upgrade and improve existing products to satisfy customer needs, expand revenue opportunities domestically and internationally, maintain or extend competitive advantages, improve product reliability and reduce production costs. During 2009, $178.3 million of expense was incurred for research and development, including qualified engineering costs, compared with $189.2 million and $193.2 million in 2008 and 2007, respectively.

Our operating companies in the Product Identification platform and Electronic Technologies segment expend significant effort in research and development because the rate of product development by their customers is often quite high. The companies that develop product identification equipment and specialty electronic components for the life sciences, datacom and telecom commercial markets believe that their customers expect a continuing rate of product innovation, performance improvement and reduced costs. The result has been that product life cycles in these markets generally average less than five years with meaningful sales price reductions over that time period.

The Company’s other segments contain many businesses that are also involved in important product improvement initiatives. These businesses also concentrate on working closely with customers on specific applications, expanding product lines and market applications, and continuously improving manufacturing processes. Most of these businesses experience a much more moderate rate of change in their markets and products than is generally experienced by the Product Identification platform and the Electronic Technologies segment.

Intellectual Property and Intangible Assets

The Company owns many patents, trademarks, licenses and other forms of intellectual property, which have been acquired over a number of years and, to the extent relevant, expire at various times over a number of years. A large portion of the Company’s intellectual property consists of patents, unpatented technology and proprietary information constituting trade secrets that the companies seek to protect in various ways, including confidentiality agreements with employees and suppliers where appropriate. In addition, a significant portion of the Company’s intangible assets relate to customer relationships. While the Company’s intellectual property and customer relationships are important to its success, the loss or expiration of any of these rights or relationships, or any group of related rights or relationships, is not likely to materially affect the Company on a consolidated basis. The Company believes that its companies’ commitment to continuous engineering improvements, new product development and improved manufacturing techniques, as well as strong sales, marketing and service efforts, are significant to their general leadership positions in the niche markets that they serve.

Seasonality

In general, Dover companies, while not strongly seasonal, tend to have stronger revenue in the second and third quarters, particularly companies serving the consumer electronics, transportation, construction, waste hauling, petroleum, commercial refrigeration and food service markets. Companies serving the major equipment markets, such as power generation, chemical and processing industries, have long lead times geared to seasonal, commercial or consumer demands, and tend to delay or accelerate product ordering and delivery to coincide with those market trends.

Customers

Dover’s companies serve thousands of customers, no one of which accounted for more than 10% of the Company’s consolidated revenue in 2009. Similarly, within each of the four segments, no customer accounted for more than 10% of that segment’s revenue in 2009.

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

Certain companies within the Electronic Technologies segment serve the military, space, aerospace, commercial and datacom/telecom infrastructure markets. Their customers include some of the largest operators in these markets. In addition, many of the OEM customers of these companies within the Electronic Technologies segment outsource their manufacturing to Electronic Manufacturing Services (“EMS”) companies. Other customers include global cell phone and hearing aid manufacturers, many of the largest global EMS companies, particularly in China, and major printed circuit board and semiconductor manufacturers.

Backlog

Backlog generally is not a significant long-term success factor in most of the Company’s businesses, as most of the products of Dover companies have relatively short order-to-delivery periods. It is more relevant to those businesses that produce larger and more sophisticated machines or have long-term government contracts, primarily in the Mobile Equipment platform within the Industrial Products segment. Total Company backlog as of December 31, 2009 and 2008 was $1,083.5 million and $1,156.0 million, respectively. This reflects the decrease in global economic activity experienced during the latter half of 2008, which began to stabilize in the latter half of 2009.

Competition

The Company’s competitive environment is complex because of the wide diversity of the products its companies manufacture and the markets they serve. In general, most Dover companies are market leaders that compete with only a few companies, and the key competitive factors are customer service, product quality and innovation. Dover companies usually have more significant competitors domestically, where their principal markets are, than in non-U.S. markets. However, Dover companies are becoming increasingly global where more competitors exist.

Certain companies in the Electronic Technologies and Engineered Systems segments compete globally against a variety of companies, primarily operating in Europe and the Far East.

International

For non-U.S. revenue and an allocation of the assets of the Company’s continuing operations, see Note 14 to the Consolidated Financial Statements in Item 8 of this Form 10-K.

Although international operations are subject to certain risks, such as price and exchange rate fluctuations and non-U.S. governmental restrictions, the Company continues to increase its expansion into international markets, including South America, Asia and Eastern Europe.

Most of the Company’s non-U.S. subsidiaries and affiliates are based in France, Germany, the United Kingdom, the Netherlands, Sweden, Switzerland and, with increased emphasis, China, Malaysia, India, Mexico, Brazil and Eastern Europe.

Environmental Matters

The Company believes its companies’ operations generally are in substantial compliance with applicable regulations. In a few instances, particular plants and businesses have been the subject of administrative and legal proceedings with governmental agencies or private parties relating to the discharge or potential discharge of regulated substances. Where necessary, these matters have been addressed with specific consent orders to achieve compliance. The Company believes that continued compliance will not have a material impact on the Company’s financial position and will not require significant expenditures or adjustments to reserves.

Employees

The Company had approximately 29,300 employees in continuing operations as of December 31, 2009, which was a decline of approximately 9% from the prior year end, reflecting the Company’s restructuring activities in response to an overall global economic slowdown.

Other Information

The Company makes available through the “Financial Reports” link on its Internet website, http://www.dovercorporation.com, the Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to these reports. The Company posts each of these reports on the website as soon as reasonably practicable after the report is filed with the Securities and Exchange Commission. The information on the Company’s Internet website is not incorporated into this Form 10-K.

Item 1A.	Risk Factors

The Company’s business, financial condition, operating results and cash flows can be impacted by a number of factors which could cause its actual results to vary materially from recent results or from anticipated future results. In general, the Company is subject to the same general risks and uncertainties that impact many other industrial companies such as general economic, industry and/or market conditions and growth rates; the impact of natural disasters, and their effect on global energy markets; continued events in the Middle East and possible future terrorist threats and their effect on the worldwide economy; and changes in laws or accounting rules. The risk factors discussed in this section should be considered together with information included elsewhere in this Annual Report on Form 10-K and should not be considered the only risks facing the Company.

The Company has identified the following specific risks and uncertainties that it considers material:

•	The Company’s results for 2010 may continue to be impacted by current domestic and international economic conditions and uncertainties.

In 2010, the Company’s businesses may continue to be adversely affected by disruptions in the financial markets or declines in economic activity both domestically and internationally in those countries in which the Company operates. These circumstances will also impact the Company’s suppliers and customers in various ways which could have an impact on the Company’s business operations, particularly if global credit markets are not operating efficiently and effectively to support industrial commerce. Such negative changes in worldwide economic and capital market conditions are beyond the Company’s control, are highly unpredictable, and can have an adverse effect on the Company’s revenue, earnings, cash flows and cost of capital.

•	Increasing price and product/service competition by international and domestic competitors, including new entrants and the ability of the Company to introduce new and competitive products could cause the Company’s businesses to generate lower revenue, operating profits and cash flows.

The Company’s competitive environment is complex because of the wide diversity of the products that its companies manufacture and the markets they serve. In general, most Dover companies compete with only a few companies. The ability of Dover’s companies to compete effectively depends on how successfully they anticipate and respond to various competitive factors, including new products and services that may be introduced by their competitors, changes in customer preferences, and pricing pressures. If Dover’s companies are unable to anticipate their competitors’ development of new products and services and/or identify customer needs and preferences on a timely basis or successfully introduce new products and services in response to such competitive factors, they could lose customers to competitors. If Dover’s companies do not compete effectively, Dover companies may experience lower revenue, operating profits and cash flows.

•	Some of Dover’s companies may not anticipate, adapt to, or capitalize on technological developments and are subject to the cyclical nature of their industries. These factors could cause these companies to become less competitive and lead to reduced market share, revenue, operating profits and cash flows.

Certain Dover companies, particularly in the Electronic Technologies segment, sell their products in industries that are constantly experiencing change as new technologies are developed. In order to grow and remain competitive, the companies in these industries must adapt to future changes in technology to enhance their existing products and introduce new products to address their customers’ changing demands. Also, a meaningful portion of the Electronic Technologies segment’s revenue is derived from companies that are subject to unpredictable short-term business cycles.

The Energy platform in the Fluid Management segment is subject to risk due to the volatility of energy prices, although overall demand is more directly related to depletion rates and global economic conditions and related energy demands. In addition, certain Dover businesses manufacture products that are used in or related to residential and commercial construction, which can be adversely affected by a prolonged downturn in new housing starts and other construction markets.

As a result of all the above factors, the revenue and operating performance of these companies in any one period are not necessarily predictive of their revenue and operating performance in other periods, and these factors could have a material impact on the Company’s consolidated results of operations, financial position and cash flows.

•	Our companies could lose customers or generate lower revenue, operating profits and cash flows if there are significant increases in the cost of raw materials (including energy) or if they are unable to obtain raw materials.

Dover’s companies purchase raw materials, subassemblies and components for use in their manufacturing operations, which exposes them to volatility in prices for certain commodities. Significant price increases for these commodities could adversely affect operating profits for certain Dover companies. While the Company’s businesses generally attempt to mitigate the impact of increased raw material prices by hedging or passing along the increased costs to customers, there may be a time delay between the increased raw material prices and the ability to increase the prices of products, or they may be unable to increase the prices of products due to a competitor’s pricing pressure or other factors. In addition, while raw materials are generally available now, the inability to obtain necessary raw materials could affect the ability to meet customer commitments and satisfy market demand for certain products. Consequently, a significant price increase in raw materials, or their unavailability, may result in a loss of customers and adversely impact revenue, operating profits and cash flows.

•	The Company’s growth strategy with respect to expansion into new geographic markets could be adversely affected if Dover’s companies are unable to manage the associated risks, particularly in markets outside the U.S.

Approximately 43% of the Company’s revenue is derived outside of the United States and the Company continues to focus on penetrating new global markets as part of its overall growth strategy. This global expansion strategy is subject to general risks related to international operations, including, among others: political, social and economic instability and disruptions; government embargoes or trade restrictions; the imposition of duties and tariffs and other trade barriers; import and export controls; increased compliance costs; transportation delays and disruptions; and difficulties in staffing and managing multi-national organizations. If the Company is unable to successfully mitigate these risks, they could have an adverse effect on the Company’s growth strategy involving expansion into new geographic markets and on its results of operations and financial position.

•	The Company’s exposure to exchange rate fluctuations on cross border transactions and the translation of local currency results into U.S. dollars could negatively impact the Company’s results of operations.

The Company conducts business through its subsidiaries in many different countries, and fluctuations in currency exchange rates could have a significant impact on the reported results of operations, which are presented in U.S. dollars. A significant and growing portion of the Company’s products are manufactured in lower-cost locations and sold in various countries. Cross border transactions, both with external parties and intercompany relationships, result in increased exposure to foreign exchange effects. Accordingly, significant changes in currency exchange rates, particularly the Euro, Pound Sterling, Chinese RMB (Yuan) and the Canadian dollar, could cause fluctuations in the reported results of the Company’s operations that could negatively affect its results of operations. Additionally, the strengthening of certain currencies such as the Euro and U.S. dollar potentially exposes the Company to competitive threats from lower cost producers in other countries such as China. The Company’s sales are translated into U.S. dollars for reporting purposes. The weakening of the U.S. dollar could result in unfavorable translation effects as the results of foreign locations are translated into U.S. dollars.

•	The Company’s operating profits and cash flows could be adversely affected if the Company cannot achieve projected savings and synergies.

The Company is continually evaluating its cost structure and seeking ways to capture synergies across its operations. If the Company is unable to reduce costs and expenses through its various programs, it could adversely affect the Company’s operating profits and cash flows.

•	Failure to attract, retain and develop personnel or to provide adequate succession plans for key management could have an adverse affect on the Company’s operating results.

The Company’s growth, profitability and effectiveness in conducting its operations and executing its strategic plans depend in part on its ability to attract, retain and develop qualified personnel, align them with appropriate opportunities and maintain adequate succession plans for key management positions. If the Company is unsuccessful in these efforts, its operating results could be adversely affected.

•	The Company’s businesses and their profitability and reputation could be adversely affected by domestic and foreign governmental and public policy changes (including environmental and employment regulations and tax policies such as export subsidy programs, research and experimentation credits, carbon emission regulations, and other similar programs), risks associated with emerging markets, changes in statutory tax rates and unanticipated outcomes with respect to tax audits.

The Company’s domestic and international sales and operations are subject to risks associated with changes in local government laws (including environmental and export laws), regulations and policies. Failure to comply with any of these laws could result in civil and criminal, monetary and non-monetary penalties as well as potential damage to the Company’s reputation. In addition, the Company cannot provide assurance that its costs of complying with current or future laws, including environmental protection, employment, and health and safety laws, will not exceed its estimates. In addition, the Company has invested in certain countries, including Brazil, Russia, India and China that carry high levels of currency, political, compliance and economic risk. While these risks or the impact of these risks are difficult to predict, any one or more of them could adversely affect the Company’s businesses and reputation.

The Company’s effective tax rate is impacted by changes in the mix among earnings in countries with differing statutory tax rates, changes in the valuation allowance of deferred tax assets or changes in tax laws. The amount of income taxes and other taxes paid can be adversely impacted by changes in statutory tax rates and laws and are subject to ongoing audits by domestic and international authorities. If these audits result in assessments different from amounts estimated, then the Company’s financial results may be adversely affected by unfavorable tax adjustments.

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

Dover companies own patents, trademarks, licenses and other forms of intellectual property related to their products. Dover companies employ various measures to maintain and protect their intellectual property. These measures may not prevent their intellectual property from being challenged, invalidated or circumvented, particularly in countries where intellectual property rights are not highly developed or protected. Unauthorized use of these intellectual property rights could adversely impact the competitive position of Dover’s companies and have a negative impact on their revenue, operating profits and cash flows.

•	The Company’s growth and results of operations may be adversely affected if the Company is unsuccessful in its capital allocation and acquisition program or is unable to divest non-core assets and businesses as planned.

The Company expects to continue its strategy of seeking to acquire value creating add-on businesses that broaden its existing companies and their global reach as well as, in the right circumstances, strategically pursuing larger, stand-alone businesses that have the potential to either complement its existing companies or allow the Company to pursue a new platform. However, there can be no assurance that the Company will find suitable businesses to purchase or that the associated price would be acceptable. If the Company is unsuccessful in its acquisition efforts, then its ability to continue to grow at rates similar to prior years could be adversely affected. In addition, a completed acquisition may underperform relative to expectations, be unable to achieve synergies originally anticipated, or require the payment of additional expenses for assumed liabilities. Further, failure to allocate capital appropriately could also result in over exposure in certain markets and geographies. These factors could potentially have an adverse impact on the Company’s operating profits and cash flows. The inability to dispose of non-core assets and businesses on satisfactory terms and conditions and within the expected time frame could also have an adverse affect on our results of operations.

•	The Company’s borrowing costs are impacted by its credit ratings developed by various rating agencies.

Three major ratings agencies (Moody’s, Standard and Poor’s, and Fitch Ratings) evaluate the Company’s credit profile on an ongoing basis and have each assigned high ratings for the Company’s long-term debt as of December 31, 2009. In February 2010, the Company met with Moody’s, Standard Poor’s and Fitch Ratings. All agencies reaffirmed their current credit ratings for the Company. Although the Company does not anticipate a material change in its credit ratings, if the Company’s current credit ratings deteriorate, then its borrowing costs could increase, including increased fees under the Five-Year Credit Facility and the Company’s access to future sources of liquidity may be adversely affected.

Item 1B.	Unresolved Staff Comments
Not applicable.

Item 2.	Properties

The number, type, location and size of the Company’s properties as of December 31, 2009 are shown on the following charts, by segment:

	Number and Nature of Facilities			Square Footage (000’s)
Segment	Mfg.	Warehouse	Sales/ Service	Owned	Leased

Industrial Products	64	10	18	4,547	2,227
Engineered Systems	42	31	99	2,674	2,189
Fluid Management	72	12	36	2,730	1,162
Electronic Technologies	44	7	35	1,252	1,335

	Locations				Leased Facilities
	North				Expiration Dates (Years)
	America	Europe	Asia	Other	Minimum	Maximum

Industrial Products	54	12	7	4	1	5
Engineered Systems	52	53	45	7	1	9
Fluid Management	82	12	4	3	1	15
Electronic Technologies	34	16	29	1	1	11

The facilities are generally well maintained and suitable for the operations conducted.

During 2009, the Company had a net reduction of 23 manufacturing and warehouse facilities reflecting the Company’s restructuring activities in response to the current economic climate. These reductions and plant consolidations are not expected to restrict the Company’s ability to meet customer needs should economic conditions improve materially in 2010.

In November 2009, the Company announced that it would relocate its corporate headquarters from New York City to Downers Grove, Illinois during the second quarter of 2010 and the relocation is anticipated to be completed during the summer. The move will essentially consolidate the corporate management team into one location which will improve communication and strategic decision making and facilitate performance efficiencies.

Item 3.	Legal Proceedings

A few of the Company’s subsidiaries are involved in legal proceedings relating to the cleanup of waste disposal sites identified under federal and state statutes which provide for the allocation of such costs among “potentially responsible parties.” In each instance, the extent of the subsidiary’s liability appears to be very small in relation to the total projected expenditures and the number of other “potentially responsible parties” involved and it is anticipated to be immaterial to the Company. In addition, a few of the Company’s subsidiaries are involved in ongoing remedial activities at certain plant sites, in cooperation with regulatory agencies, and appropriate reserves have been established.

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

No matter was submitted to a vote of the Company’s security holders in the last quarter of 2009.

Executive Officers of the Registrant

All officers are elected annually at the first meeting of the Board of Directors, following the Company’s annual meeting of shareholders, and are subject to removal at any time by the Board of Directors. The executive officers of the Company as of February 19, 2010, and their positions with the Company (and, where relevant, prior business experience) for the past five years, are as follows:

Name	Age	Positions Held and Prior Business Experience

Robert A. Livingston	56	Chief Executive Officer and Director (since December 2008), President (since June 2008) and Chief Operating Officer (from June 2008 — December 2008) of Dover; prior thereto Vice President of Dover and President and Chief Executive Officer of Dover Engineered Systems, Inc. (from July 2007 to May 2008); prior thereto Vice President of Dover and President and Chief Executive Officer of Dover Electronics, Inc. (from October 1, 2004).
Brad M. Cerepak	51	Vice President, Finance (since June 2009) and Chief Financial Officer (since August 2009); prior thereto Vice President and Controller, Trane, Inc. (August 2005 — June 2008); prior thereto Chief Financial Officer, Bath and Kitchen division, American Standard Companies Inc. (since June 2003).
Thomas W. Giacomini	44	Vice President of Dover (since February 2008) and President (since April 2009) and Chief Executive Officer of Dover Industrial Products, Inc. (since July 2009); prior thereto President of Material Handling Platform (since October 2007); prior thereto President of Warn Industries, Inc. (from July 2005); prior thereto Chief Operating Officer of Warn Industries, Inc. (from 2000 to July 2005).
Paul E. Goldberg	46	Treasurer and Director of Investor Relations of Dover (since February 2006); prior thereto Assistant Treasurer of Dover (from July 2002).
Raymond C. Hoglund	59	Vice President of Dover and President and Chief Executive Officer of Dover Engineered Systems, Inc. (since August 2008); prior thereto President and Chief Executive Officer of Hill Phoenix, Inc. (from February 2005).
Jay L. Kloosterboer	49	Vice President, Human Resources (since January 2009); prior thereto Executive Vice President — Business Excellence of AES Corporation (from May 2005); prior thereto Vice President and Chief Human Resources Officer of AES Corporation (from May 2003).
Raymond T. McKay, Jr.	56	Vice President of Dover (since February 2004), Controller of Dover (since November 2002).
James H. Moyle	57	Vice President, Supply Chain and Global Sourcing (since April 2009); prior thereto Chief Financial Officer of Dover Fluid Management, Inc. (since July 2007); prior thereto Vice President and Chief Financial Officer of Dover Diversified, Inc. (since November 2005); prior thereto Executive Vice President of Knowles Electronics, Inc. (since September 2003).
Joseph W. Schmidt	63	Vice President, General Counsel and Secretary of Dover (since January 2003).
Stephen R. Sellhausen	51	Vice President, Corporate Development of Dover (since January 2009); prior thereto Vice President, Business Development of Dover (from April 2008); prior thereto investment banker with Citigroup Global Markets.

Name	Age	Positions Held and Prior Business Experience

Sivasankaran Somasundaram	44	Vice President of Dover (since January 2008); Executive Vice President of Dover Fluid Management (since January 2010); President of Fluid Solutions Platform (since January 2008); prior thereto President of Gas Equipment Group (from May 2006); prior thereto President of RPA Process Technologies (from March 2004); prior thereto Vice President of Dorr-Oliver Eimco (supplier of solid/liquid separation equipment and wholly-owned subsidiary of GLV Inc.) (from November 2002 through February 2004).
William W. Spurgeon, Jr.	51	Vice President of Dover and President and Chief Executive Officer of Dover Fluid Management, Inc. (since July 2007); prior thereto Vice President of Dover and President and Chief Executive Officer of Dover Diversified, Inc. (from October 1, 2004).
David R. Van Loan	61	Vice President of Dover and President and Chief Executive Officer of Dover Electronic Technologies, Inc. (since July 2007); prior thereto Vice President of Dover and President and Chief Executive Officer of Dover Technologies International, Inc. (from January 2006); prior thereto President of Dover Technologies International, Inc. (from July 2005); prior thereto for more than eight years, President and Chief Executive Officer of Everett Charles Technologies, Inc.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Market Information and Dividends

The principal market in which the Company’s common stock is traded is the New York Stock Exchange. Information on the high and low sales prices of such stock, and the frequency and the amount of dividends paid during the last two years, is as follows:

	2009			2008
	Market Prices		Dividends	Market Prices		Dividends
	High	Low	Per Share	High	Low	Per Share

First Quarter	$36.15	$21.79	$0.25	$44.87	$33.54	$0.20
Second Quarter	36.55	25.83	0.25	54.57	42.22	0.20
Third Quarter	39.79	30.30	0.26	51.99	40.74	0.25
Fourth Quarter	43.10	36.52	0.26	40.50	23.39	0.25

			$1.02			$0.90

Holders

The number of holders of record of the Company’s Common Stock as of January 29, 2010 was approximately 15,802. This figure includes participants in the Company’s 401(k) program.

Securities Authorized for Issuance Under Equity Compensation Plans

Information regarding securities authorized for issuance under the Company’s equity compensation plans is contained in Part III, Item 12 of this Form 10-K.

Recent Sales of Unregistered Securities

On December 30, 2009 the Company issued 150,991 shares of its common stock to the shareholders of Inpro/Seal Company as partial consideration for the acquisition by Waukesha Bearings Corporation of Inpro/Seal Company’s assets. The shares were issued pursuant to Regulation D under the Securities Act of 1933, as amended.

Issuer Purchases of Equity Securities

The Company did not purchase any shares of its stock during the fourth quarter of 2009.

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

Comparison of Five-Year Cumulative Total Return*
Dover Corporation, S&P 500 Index & Peer Group Index

Total Stockholder Returns

Data Source: Hemscott, Inc.

*	Total return assumes reinvestment of dividends.

This graph assumes $100 invested on December 31, 2004 in Dover Corporation common stock, the S&P 500 index and a peer group index.

The peer index consists of the following public companies selected by the Company: 3M Company, Actuant Corporation, Agco Corporation, Agilent Technologies Inc., Ametek Inc., Cameron International Corporation, Carlisle Companies Incorporated, Cooper Industries Ltd., Crane Co., Danaher Corporation, Deere & Company, Eaton Corporation, Emerson Electric Co., Flowserve Corporation, FMC Technologies Inc., Honeywell International, Inc., Hubbell Incorporated, IDEX Corporation, Illinois Tool Works Inc., Ingersoll-Rand Company Limited, ITT Corporation, Leggett & Platt Incorporated, Masco Corp., Oshkosh Corp., Paccar Inc., Pall Corporation, Parker-Hannifin Corporation, Pentair Inc., Precision Castparts Corp., Rockwell Automation, Inc., Roper Industries Inc., SPX Corporation, Terex Corporation, The Manitowoc Co., The Timken Company, Tyco International Ltd., United Technologies Corporation, and Weatherford International Ltd.

Item 6.	Selected Financial Data

Selected Company financial information for the years 2005 through 2009 is set forth in the following 5-year Consolidated Table.

	2009	2008	2007	2006	2005
	(In thousands, except per share figures)

Revenue	$5,775,689	$7,568,888	$7,317,270	$6,419,528	$5,234,355
Earnings from continuing operations	371,894	694,758	669,750	595,680	432,516
Basic earnings (loss) per share:
Continuing operations	$2.00	$3.69	$3.33	$2.92	$2.13
Discontinued operations	(0.08)	(0.55)	(0.04)	(0.17)	0.38
Net earnings	1.91	3.13	3.28	2.76	2.51

Weighted average shares outstanding	186,136	188,481	201,330	203,773	202,979

Diluted earnings (loss) per share:
Continuing operations	$1.99	$3.67	$3.30	$2.90	$2.12
Discontinued operations	(0.08)	(0.55)	(0.04)	(0.16)	0.38
Net earnings	1.91	3.12	3.26	2.73	2.50

Weighted average shares outstanding	186,736	189,269	202,918	205,497	204,177

Dividends per common share	$1.02	$0.90	$0.77	$0.71	$0.66

Capital expenditures	$120,009	$175,795	$173,653	$191,937	$127,578
Depreciation and amortization	258,223	261,154	243,776	195,840	151,788
Total assets	7,882,403	7,883,238	8,068,407	7,626,657	6,580,492
Total debt	1,860,884	2,085,673	2,090,652	1,771,040	1,538,335

All results and data in the table above reflect continuing operations, unless otherwise noted. All periods reflect the impact of certain operations that were discontinued. As a result, the data presented above will not necessarily agree to previously issued financial statements. See Note 3 for additional information on discontinued operations.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

Special Note Regarding Forward-Looking Statements

The following discussion and analysis should be read in conjunction with our Consolidated Financial Statements and Notes which appear elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. The Company’s actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed elsewhere in this Annual Report on Form 10-K, particularly in Item 1A. “Risk Factors” and in “SPECIAL NOTES REGARDING FORWARD-LOOKING STATEMENTS” inside the front cover of this Annual Report on Form 10-K.

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

Cash and equivalents of $714.4 million at December 31, 2009, increased by $167.0 million from the prior year balance of $547.4 million. Cash and equivalents were invested in highly liquid investment grade money market instruments with maturity of 90 days or less. Short-term investments consist of investment grade time deposits with original maturity dates between three months and one year. Short-term investments of $223.8 million as of December 31, 2009 decreased by $55.7 million from the prior year balance of $279.5 million.

The Company’s total cash, cash equivalents and short-term investment balance of $938.2 million at December 31, 2009, includes $813.8 million held outside of the United States.

The following table is derived from the Consolidated Statements of Cash Flows:

	Years Ended December 31,
Cash Flows from Continuing Operations	2009	2008
	(In thousands)

Net Cash Flows Provided By (Used In):
Operating activities	$802,060	$1,010,416
Investing activities	(257,865)	(452,994)
Financing activities	(389,953)	(560,904)

Cash flows provided by operating activities for 2009 decreased $208.4 million from the prior year primarily reflecting lower earnings on reduced sales from continuing operations and increased contributions to employee benefit plans partially offset by improvements in working capital.

Cash used in investing activities during 2009 decreased $195.1 million compared to 2008, largely reflecting reduced capital expenditures and net purchases of short-term investments partially offset by higher acquisition costs and higher proceeds from the sale of a business in 2008. Cash acquisition spending was $222.0 million (excluding $6.4 million of consideration paid in the form of common stock) during 2009 compared to $103.8 million in the prior year. Capital expenditures during 2009 decreased 31.7% to $120.0 million compared to $175.8 million in the prior year due to discretionary management spend in response to the economic environment. The Company currently anticipates that any acquisitions made during 2010 will be funded from available cash and internally generated funds, and if necessary, through the issuance of commercial paper, use of established lines of credit or public debt markets. Capital expenditures during 2010 are expected to be approximately 2.3% to 2.5% of revenue.

Cash used in financing activities during 2009 decreased $171.0 million compared to the prior year primarily driven by the absence of share repurchases versus the prior year and reduced proceeds from the exercise of stock options, partially offset by debt repayments and higher dividend payments in 2009.

Share Repurchases

The Company had no share repurchases in 2009. In May 2007, the Board of Directors authorized the repurchase of up to 10,000,000 shares through May 2012. Approximately 8.9 million shares remain authorized for repurchase under this five year authorization as of December 31, 2009.

During the twelve months ended December 31, 2008, pursuant to a separate $500 million share repurchase program approved by the Board of Directors in the fourth quarter of 2007, the Company repurchased 10,000,000 shares of its common stock in the open market at an average price of $46.15 per share. As of December 31, 2008, the Company had completed the purchases of all shares authorized under this $500 million share repurchase program.

Adjusted Working Capital

Adjusted Working Capital (a non-GAAP measure calculated as accounts receivable, plus inventory, less accounts payable) decreased from the prior year by $183.3 million, or 14.4%, to $1,092.6 million which reflected a decrease in receivables of $134.4 million, a decrease in net inventory of $65.3 million and a decrease in accounts payable of $16.4 million, generally due to active working capital management in a lower revenue environment. Excluding acquisitions, dispositions, and the effects of foreign exchange translation of $21.1 million, Adjusted Working Capital would have decreased by $246.2 million, or 19.3%. “Average Annual Adjusted Working Capital” as a percentage of revenue (a non-GAAP measure calculated as the five-quarter average balance of accounts receivable, plus inventory, less accounts payable divided by the trailing twelve months of revenue) increased to 19.9% at December 31, 2009 from 18.3% at December 31, 2008, and inventory turns were 6.2 at December 31, 2009 compared to 7.1 at December 31, 2008.

In addition to measuring its cash flow generation and usage based upon the operating, investing and financing classifications included in the Consolidated Statements of Cash Flows, the Company also measures free cash flow (a non-GAAP measure). Management believes that free cash flow is an important measure of operating performance because it provides management and investors a measurement of cash generated from operations that is available to repay debt, pay dividends, fund acquisitions and repurchase the Company’s common stock. For further information, see Non-GAAP Disclosures at the end of this Item 7.

Free Cash Flow

Free cash flow for the year ended December 31, 2009 was $682.1 million or 11.8% of revenue compared to $834.6 million or 11.0% of revenue in the prior year. The 2009 decrease in free cash flow reflects lower earnings from continuing operations and higher employee benefit contributions partially offset by improvements in working capital and a decrease in capital expenditures as compared to the prior year. The increase in free cash flow as a percentage of revenue is due to active management of adjusted working capital in a lower revenue environment.

The following table is a reconciliation of free cash flow to cash flows from operating activities

	Years Ended December 31,
Free Cash Flow	2009	2008
	(In thousands)

Cash flow provided by operating activities	$802,060	$1,010,416
Less: Capital expenditures	120,009	175,795

Free cash flow	$682,051	$834,621

Free cash flow as a percentage of revenue	11.8%	11.0%

At December 31, 2009, the Company’s net property, plant, and equipment totaled $828.9 million compared to $872.1 million at the end of 2008. The decrease in net property, plant and equipment reflected depreciation of $159.6 million and disposals of $21.7 million, partially offset by capital expenditures of $120.0 million, acquisitions of $11.6 million and $12.3 million related to foreign currency fluctuations.

The aggregate of current and deferred income tax assets and liabilities decreased from a $240.7 million net liability at the beginning of the year to a net liability of $222.3 million at year-end 2009. This resulted primarily from a decrease in deferred tax liabilities related to intangible assets and accounts receivable, partially offset by an increase in deferred tax assets related to net operating loss and other carryforwards.

The Company’s consolidated benefit obligation related to defined and supplemental retirement benefits increased by $31.0 million in 2009. The increase was due primarily to interest costs of $37.6 million, benefits earned of $20.2 million, currency changes of $10.3 million, business acquisitions of $7.2 million, a net actuarial loss of $7.1 million, and other changes, partially offset by benefits paid of $54.5 million. In 2009, plan assets increased $56.9 million primarily due to Company contributions of $77.5 million, investment returns of $24.0 million, currency and other changes amounting to $7.2 million, partially offset by $54.5 million in benefits paid during the year. It is anticipated that the Company’s defined and supplemental retirement benefits expense will decrease from $36.5 million in 2009 to approximately $32.4 million in 2010.

The Company utilizes the net debt to total capitalization calculation (a non-GAAP measure) to assess its overall financial leverage and capacity and believes the calculation is useful to investors for the same reason. The following table provides a reconciliation of net debt to total capitalization to the most directly comparable GAAP measures:

	At December 31,	At December 31,
Net Debt to Total Capitalization Ratio	2009	2008
	(In thousands)

Current maturities of long-term debt	$35,624	$32,194
Commercial paper and other short-term debt	—	192,750
Long-term debt	1,825,260	1,860,729

Total debt	1,860,884	2,085,673
Less: Cash, cash equivalents and short-term investments	938,174	826,869

Net debt	922,710	1,258,804

Add: Stockholders’ equity	4,083,608	3,792,866

Total capitalization	$5,006,318	$5,051,670

Net debt to total capitalization	18.4%	24.9%

The total debt level of $1,860.9 million at December 31, 2009 decreased $224.8 million from December 31, 2008 due to repayment of commercial paper borrowings of $192.8 million and a decrease in long-term debt of $32.0 million. Net debt at December 31, 2009 decreased $336.1 million as a result of the decrease in total debt, a decrease in adjusted working capital and the absence of share repurchases in 2009.

The Company’s long-term debt instruments had a book value of $1,860.9 million on December 31, 2009 and a fair value of approximately $1,954.6 million. On December 31, 2008, the Company’s long-term debt instruments had a book value of $1,892.9 million and a fair value of approximately $2,018.5 million.

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

Management is not aware of any potential deterioration to the Company’s liquidity. Under the Company’s $1 billion 5-year unsecured revolving credit facility with a syndicate of banks, which expires in November 2012, the Company is required to maintain an interest coverage ratio of EBITDA to consolidated net interest expense of not less than 3.5 to 1. The Company was in compliance with this covenant and its other long-term debt covenants at December 31, 2009 and had a coverage ratio of 9.1 to 1. It is anticipated that in 2010 any funding requirements above cash generated from operations will be met through the issuance of commercial paper. Given the current economic conditions, the Company fully expects to remain in compliance with all of its debt covenants.

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

The Company’s long-term debt with a book value of $1,860.9 million includes $35.6 million which matures in less than one year and had a fair value of approximately $1,954.6 million at December 31, 2009. The estimated fair value of the long-term debt is based on quoted market prices, and present value techniques used to value similar instruments.

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

There is an outstanding swap agreement for a total notional amount of $50.0 million, or CHF65.1 million, which swaps the U.S. 6-month LIBOR rate and the Swiss Franc 6-month LIBOR rate. This agreement hedges a portion of the Company’s net investment in non-U.S. operations and the fair value outstanding at December 31, 2009 includes a loss of $13.3 million which was based on quoted market prices for similar instruments (uses Level 2 inputs under the ASC 820 hierarchy). This hedge is effective.

During the third quarter of 2008, the Company entered into a foreign currency hedge which was subsequently settled within the quarter in anticipation of a potential acquisition, which did not occur. As a result of terminating the hedge, the Company recorded a gain of $2.4 million in the third quarter ended September 30, 2008.

At December 31, 2008, the Company had open foreign exchange forward purchase contracts expiring through December 2009 related to cash flow and fair value hedges of foreign currency exposures. The fair values of these contracts were based on quoted market prices for identical instruments as of December 31, 2008 (uses Level 1 inputs ASC 820 hierarchy).

The details of the open contracts as of December 31, 2009 are as follows:

	US Dollars Sold
	Expiration From 12/31/09
	Less Than 1				Average
Forward Currencies Purchased	Month	2-3 Months	4-6 Months	7-12 Months	Contract Rate
	(In thousands)

Japanese Yen	$1,796	$299	$—	$—	91.495
Japanese Yen	$—	$3,012	$—	$—	91.030
Euros	$—	$680	$—	$—	0.670

Collar	Put	Call	US Dollar Value

US Dollar to Euro	1.420	1.470	$4,000	Maturities from 3/29/10 — 12/31/10
			Chinese Yuan Value
Chinese Yuan to US Dollar	6.500	6.808	247,000	Maturities from 1/25/10 — 12/29/10

The Company’s credit ratings, which are independently developed by the respective rating agencies, are as follows for the years ended December 31:

	2009		2008
	Short term	Long term	Short term	Long term

Moody’s	P-1	A2	P-1	A2
Standard & Poor’s	A-1	A	A-1	A
Fitch	F1	A	F1	A

A summary of the Company’s undiscounted long-term debt, commitments and obligations as of December 31, 2009 and the years when these obligations are expected to be due is as follows:

	Payments Due by Period
		Less than 1			More than
	Total	Year	1-3 Years	3-5 Years	5 Years	Other(A)
	(In thousands)

Long-term debt	$1,860,884	$35,624	$436,191	$190	$1,388,879	$—
Interest expense	1,399,359	105,625	162,500	159,250	971,984	—
Rental commitments	240,127	49,943	75,722	44,116	70,346	—
Purchase obligations	29,006	27,399	1,165	442	—	—
Capital leases	5,461	1,140	2,022	1,311	988	—
Supplemental & post-retirement benefits	140,196	15,657	29,920	17,921	76,698	—
Uncertain tax positions (A)	245,563	15,363	—	—	—	230,200
Other long-term obligations	386	386	—	—	—	—

Total obligations	$3,920,982	$251,137	$707,520	$223,230	$2,508,895	$230,200

(A)	Due to the uncertainty of the potential settlement of future uncertain tax positions, management is unable to estimate the timing of the related payments, if any, that will be made subsequent to 2010. These amounts do not include the potential indirect benefits resulting from deductions or credits for payments made to other jurisdictions.

(2)	RESULTS OF OPERATIONS:

2009 COMPARED TO 2008

Consolidated Results of Operations

	Year Ended December 31,
	2009	2008	$ Change	% Change
	(In thousands)

Revenue	$5,775,689	$7,568,888	$(1,793,199)	(24)%
Cost of goods and services	3,676,535	4,838,881	(1,162,346)	(24)%

Gross profit	2,099,154	2,730,007	(630,853)	(23)%
Selling and administrative expenses	1,511,111	1,700,677	(189,566)	(11)%

Operating earnings	588,043	1,029,330	(441,287)	(43)%
Interest expense, net	100,375	96,037	4,338	5%
Other expense (income), net	(3,950)	(12,726)	8,776	(69)%

Total interest/other expense, net	96,425	83,311	13,114	16%

Earnings before provision for income
taxes and discontinued operations	491,618	946,019	(454,401)	(48)%
Provision for income taxes	119,724	251,261	(131,537)	(52)%

Earnings from continuing operations	$371,894	$694,758	$(322,864)	(46)%

Revenue

Revenue for the year ended December 31, 2009 decreased 24% compared to 2008, due to decreases experienced across all four segments primarily driven by a $837.7 million or 34% decrease at Industrial Products and a $443.1 million or 26% decrease at Fluid Management as a result of lower demand and sales volume stemming from general unfavorable economic conditions. Revenue decreased at Engineered Systems by $148.4 million or 7% due to lower sales volume in core businesses which was offset by the incremental revenue from the 2009 acquisitions. Overall, the Company’s organic revenue growth decreased 23.9% with an unfavorable decrease in foreign exchange of 1.7% partially offset by a favorable impact of 1.9% in net growth from acquisitions. Gross profit decreased 23% to $2,099.1 million from 2008 while the gross profit margin remained essentially flat at 36.3% and 36.1%, in 2009 and 2008, respectively.

Selling and Administrative Expenses

Selling and administrative expenses of $1,511.1 million for the year ended December 31, 2009 decreased $189.6 million over the comparable 2008 period, primarily due to decreased revenue activity, cost curtailment efforts and integration programs partially offset by restructuring charges. Selling and administrative expenses as a percentage of revenue increased to 26% from 22% in the prior year reflecting reduced revenue levels and restructuring charges of $50.2 million.

Interest Expense, net

Interest expense, net, increased 5% to $100.4 million for 2009, compared to $96.0 million for 2008 primarily due to lower average outstanding commercial paper balances during the period more than offset by cash and investments that were reinvested at lower interest rates during the later part of the year. Interest expense for the years ended December 31, 2009 and 2008 was $116.2 million and $130.2 million, respectively. Interest income for the years ended December 31, 2009 and 2008 was $15.8 million and $34.2 million, respectively.

Other Expense (Income), net

Other expense (income), net for 2009 and 2008 of ($4.0) million and ($12.7) million, respectively, was driven primarily related to the effect of foreign exchange fluctuations on assets and liabilities denominated in currencies other the Company’s functional currency.

Income Taxes

The effective tax rates for continuing operations for 2009 was 24.4% compared to the prior year rate of 26.6%. The effective tax rate for 2009 was improved by $31.6 million of net benefits recognized for tax positions that were effectively settled primarily in the second and fourth quarters of 2009. The effective tax rate for 2008 was favorably impacted by $26.3 million of net benefits recognized for tax positions that were primarily settled in the third and fourth quarters of 2008. The full year 2009 rate reflects the favorable impact of benefits recognized for tax positions that were effectively settled and the favorable impact of a higher percentage of non-U.S. earnings in low tax rate jurisdictions.

Net Earnings

Net earnings for the twelve months ended December 31, 2009 were $356.4 million or $1.91 dilutive earnings per share (“EPS”) including a loss from discontinued operations of $15.5 million or $0.08 EPS, compared to net earnings of $590.8 million or $3.12 dilutive EPS for the same period of 2008, including a loss from discontinued operations of $103.9 million or $0.55 EPS. The losses from discontinued operations in 2009 include approximately $10.3 million, net of tax, related to a write-down of a business held for sale. The losses from discontinued operations in 2008 largely reflect a loss provision for a business held for sale, as well as tax expenses and tax accruals related to ongoing Federal tax settlements and state tax assessments. Refer to Note 3 in the Consolidated Financial Statements for additional information on discontinued operations.

In addition to these factors, earnings across all platforms were also negatively impacted by restructuring charges as noted below, partially offset by benefits captured from business restructuring and integration programs completed to date.

Severance and Exit Reserves

The Company’s synergy capture programs and the restructuring initiatives launched during 2008, were continued throughout 2009. The Company was able to respond to the economic downturn through strategic restructuring efforts undertaken by management which yielded savings of approximately $125 million in 2009. The 2010 benefits from these restructuring efforts are expected to range from $30 million to $40 million. During 2009, the Company had a net reduction in its workforce of approximately 2,950, or 9%, and a net reduction of 23 manufacturing and warehouse facilities. The Company does not anticipate a significant reduction to its workforce in 2010 and will continue to monitor business activity across its markets served and adjust capacity as necessary pending the economic climate.

From time to time, the Company has initiated various restructuring programs at its operating companies as noted above and has recorded severance and other restructuring costs in connection with purchase accounting for acquisitions prior to January 1, 2009.

At December 31, 2009 and 2008, the Company had reserves related to severance and other restructuring activities of $16.8 million and $31.0 million, respectively. During 2009, the Company recorded $72.1 million in additional charges and made $66.8 million in payments and $19.5  million of non-cash write-downs related to reserve balances. For 2009, approximately $21.9 million and $50.2 million of restructuring charges were recorded in cost of goods and services and selling and administrative expenses, respectively, in the Consolidated Statements of Operations. During 2008, the Company recorded $27.4 million in additional charges and $5.6 million in purchase accounting reserves related to acquisitions, partially offset by other non-cash write-downs of $2.3 million and payments of $28.1 million.

Current Economic Environment

With few exceptions, the Company experienced lower demand across all of its end markets resulting in lower bookings and backlog in the fourth quarter of 2008 through the first half of 2009, with modest improvements in certain segments in the second half of 2009. Although this downturn had a significant adverse impact on revenue and earnings for the year, the Company maintained double-digit margin levels and generated free cash flow in excess of 10% as a percentage of revenue. The structural changes made over the last few years, becoming less dependent on capital goods markets and having greater recurring revenue, together with improved working capital management and strong pricing discipline partially offset the impact of the economic downturn during 2009. As discussed above in the Liquidity and Capital Resources section, the Company believes that existing sources of liquidity are adequate to meet anticipated funding needs at comparable risk-based interest rates.

2010 Outlook

The Company estimates full year organic growth to be in the range of 4% to 6% (inclusive of a foreign currency impact of 1%) and acquisition related growth to be around 3% for transactions completed in 2009. Based on these revenue assumptions and profitability expectations, the Company has projected that its diluted earnings per share from continuing operations will be in the range of $2.35 to $2.65 and expects its earnings to follow a traditional seasonal pattern of being higher in the second and third quarters. The Company also remains focused on key initiatives including the corporate development program, post merger integration process and supply chain initiative among others.

Segment Results of Operations

Industrial Products

	Twelve Months Ended December 31,
	2009	2008	% Change
	(In thousands)

Revenue
Material Handling	$660,353	$1,136,869	(42)%
Mobile Equipment	962,177	1,323,422	(27)%
Eliminations	(738)	(786)

	$1,621,792	$2,459,505	(34)%

Segment earnings	$139,757	$299,740	(53)%
Operating margin	8.6%	12.2%
Acquisition related depreciation and amortization expense*	$32,048	$32,283	(1)%
Bookings
Material Handling	$587,676	$1,109,028	(47)%
Mobile Equipment	901,164	1,177,880	(23)%
Eliminations	(986)	(1,134)

	$1,487,854	$2,285,774	(35)%

Backlog
Material Handling	$116,658	$188,591	(38)%
Mobile Equipment	329,774	387,329	(15)%
Eliminations	(371)	(220)

	$446,061	$575,700	(23)%

*	Represents the pre-tax impact on earnings from the depreciation and amortization of acquisition accounting write-ups to reflect the fair value of inventory, property, plant and equipment, and intangible assets.

Industrial Products revenue and earnings decreased by 34% and 53%, respectively, as compared to the prior year primarily due to general economic conditions as well as the continued downturn in infrastructure, energy, and transportation markets. The segment decline in revenue primarily reflected a core business decrease of 33% and an unfavorable impact of 1.0% due to foreign exchange. Earnings and margin were impacted by decreased revenue and $17.5 million in restructuring charges. The segment has experienced modest improvement in commercial activity across markets served during the fourth quarter of 2009.

Material Handling revenue and earnings decreased 42% and 73%, respectively, when compared to the prior year. The platform experienced significant challenges in its core infrastructure, automotive, construction equipment and energy markets which were partially offset by an increase in military demand. The decrease in revenue coupled with restructuring charges of $11.0 million negatively impacted earnings. Although bookings are down 47% as compared to 2008, the platforms served end markets have stabilized in the fourth quarter.

Mobile Equipment revenue and earnings decreased 27% and 29%, respectively, over the prior year. The strength of the military market during the year was offset by challenges in the energy, bulk transport and vehicle service markets. Earnings at the platform were primarily impacted by lower revenue and restructuring charges of $6.5 million.

Engineered Systems

	Twelve Months Ended December 31,
	2009	2008	% Change
	(In thousands)

Revenue
Engineered Products	$1,059,660	$1,085,881	(2)%
Product Identification	802,276	924,469	(13)%

	$1,861,936	$2,010,350	(7)%

Segment earnings	$227,268	$278,553	(18)%
Operating margin	12.2%	13.9%
Acquisition related depreciation and amortization expense*	$26,666	$24,394	9%
Bookings
Engineered Products	$1,018,067	$1,043,873	(2)%
Product Identification	817,359	920,712	(11)%

	$1,835,426	$1,964,585	(7)%

Backlog
Engineered Products	$218,520	$183,821	19%
Product Identification	74,700	61,195	22%

	$293,220	$245,016	20%

*	Represents the pre-tax impact on earnings from the depreciation and amortization of acquisition accounting write-ups to reflect the fair value of inventory, property, plant and equipment, and intangible assets.

Engineered Systems revenue and earnings decreased by 7% and 18%, respectively, as compared to the prior year. The decline in revenue was primarily driven by an 11% decline in core business revenue (excluding acquisitions) as a result of general softness in the markets served by the segment and an unfavorable impact of foreign exchange of 3%. The acquisitions of Tyler, Ala Cart, Inc. and Barker Company in the Engineered Products platform and Extech Instruments in the Product Identification platform accounted for 7% revenue growth. The earnings decline was substantially driven by the softness in most end markets served, $18.4 million of restructuring charges and $6.2 million of acquisition related expenses.

Engineered Products revenue and earnings decreased by 2% and 10%, respectively, as compared to the prior year. Lower sales volume throughout our core businesses (most notably refrigeration equipment) were partially offset by acquisition revenue. The earnings decline resulted from lower sales volume in commercial cooling, HVAC and packaging equipment, restructuring charges of $6.9 million and $6.2 million of acquisition related expenses.

Product Identification platform revenue and earnings declined 13% and 18%, respectively, as compared to the prior year. Core revenue decreased 10% due to lower sales volume in the Direct Marketing and Bar Coding business with the balance of the revenue decline due to foreign exchange. The platform incurred $11.5 million in restructuring charges during the year.

Fluid Management

	Twelve Months Ended December 31,
	2009	2008	% Change
		(In thousands)

Revenue
Energy	$624,211	$935,414	(33)%
Fluid Solutions	646,849	778,812	(17)%
Eliminations	(150)	(180)

	$1,270,910	$1,714,046	(26)%

Segment earnings	$259,269	$385,317	(33)%
Operating margin	20.4%	22.5%
Acquisition related depreciation and amortization expense*	$18,389	$19,550	(6)%
Bookings
Energy	$610,045	$964,517	(37)%
Fluid Solutions	645,098	771,359	(16)%
Eliminations	(140)	(178)

Backlog	$1,255,003	$1,735,698	(28)%

Energy	$77,173	$95,532	(19)%
Fluid Solutions	60,540	64,471	(6)%
Eliminations	(2)	(12)

	$137,711	$159,991	(14)%

*	Represents the pre-tax impact on earnings from the depreciation and amortization of acquisition accounting write-ups to reflect the fair value of inventory, property, plant and equipment, and intangible assets.

Fluid Management’s revenue and earnings decreased by 26% and 33%, respectively, as compared to the prior year. The decline in revenue was primarily driven by a 25% decline in core business revenue and an unfavorable impact of foreign exchange of 2%. The decline in revenue was partially offset by the full year effect of 2008 acquisitions and a 2009 acquisition (1%). The earnings decline was driven by reduced revenue, $9.7 million in restructuring charges and acquisition related expenses of $2.5 million.

The Energy platform’s revenue and earnings decreased 33% and 38%, respectively, as compared to the prior year. The decline in revenue is a result of lower demand in the oil, gas and power generation industries, partially offset by the impact of 2008 and 2009 acquisitions. The platform has experienced a recent increase in revenue growth stemming from increases in active North American drilling rigs. The decrease in earnings is a result of lower sales volume, restructuring charges of $3.0 million and acquisition related expenses of $2.5 million, partially offset by operational improvements and cost savings as a result of restructuring activities. Waukesha Bearings acquired Inpro/Seal Company on December 30, 2009 which accounted for the majority of the acquisition costs.

The Fluid Solutions platform revenue and earnings decreased 17% and 20%, respectively, as compared to the prior year due to lower demand in the their various industrial markets. Decreased earnings reflect lower sales volume and $6.7 million of restructuring charges.

Electronic Technologies

	2009	2008	% Change
	(In thousands)

Revenue	$1,026,954	$1,396,131	(26)%
Segment earnings	$83,694	$193,641	(57)%
Operating margin	8.1%	13.9%
Acquisition related depreciation and amortization expense*	$33,203	$36,481	(9)%
Bookings	1,055,282	1,342,382	(21)%
Backlog	206,893	175,317	18%

*	Represents the pre-tax impact on earnings from the depreciation and amortization of acquisition accounting write-ups to reflect the fair value of inventory, property, plant and equipment, and intangible assets.

Electronic Technologies revenue and earnings decreased 26% and 57%, respectively, as compared to the prior year primarily driven by weak demand for telecom components and electronic assembly and test equipment. The decline in core revenue was 24% and there was a 2% unfavorable impact on revenue from foreign exchange. Micro Electronic Mechanical Systems (“MEMS”) products continue to show increased customer adoption, while military and space programs continue to provide a constructive business climate for our electronic component companies. Earnings for the twelve months ended December 31, 2009 were negatively impacted by lower sales volume and $26.6 million of restructuring charges. In addition, the comparability of 2009 earnings is impacted by the favorable impact of 2008 earnings, which included a $7.5 million gain on the sale of a business (semi-conductor test handling).

2008 COMPARED TO 2007

Consolidated Results of Operations

	Year Ended December 31,
	2008	2007	$ Change	% Change
		(In thousands)

Revenue	$7,568,888	$7,317,270	$251,618	3%
Cost of goods and services	4,838,881	4,697,768	141,113	3%

Gross profit	2,730,007	2,619,502	110,505	4%
Selling and administrative expenses	1,700,677	1,614,005	86,672	5%

Operating earnings	1,029,330	1,005,497	23,833	2%
Interest expense, net	96,037	89,589	6,448	7%
Other expense (income), net	(12,726)	3,541	(16,267)	(459)%

Total interest/other expense, net	83,311	93,130	(9,819)	(11)%

Earnings before provision for income taxes and discontinued operations	946,019	912,367	33,652	4%
Provision for income taxes	251,261	242,617	8,644	4%

Earnings from continuing operations	$694,758	$669,750	$25,008	4%

Revenue

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

Interest Expense, net

Interest expense, net, increased 7% to $96.0 million for 2008, compared to $89.6 million for 2007. The increase was due to higher average outstanding borrowings used to fund purchases of the Company’s common stock and higher average commercial paper rates.

Other Expense (Income), net

Other expense (income), net for 2008 and 2007 of ($12.7) million and $3.5 million, respectively, was driven primarily by foreign exchange gains and losses, partially offset by other miscellaneous income.

Income Taxes

The 2008 and 2007 tax rate for continuing operations was 26.6% in both periods, each favorably impacted by the mix of non-U.S. earnings in low-taxed overseas jurisdictions.

Net Earnings

Net earnings for the twelve months ended December 31, 2008 were $590.8 million or $3.12 EPS, which included a loss from discontinued operations of $103.9 million or $0.55 EPS, compared to net earnings of $661.1 million or $3.26 EPS for the same period of 2007, including a loss from discontinued operations of $8.7 million or $0.04 EPS. The losses from discontinued operations in 2008 largely reflect a loss provision for a business expected to be sold in 2009, as well as tax expenses and tax accruals related to ongoing Federal tax settlements and state tax assessments. Refer to Note 3 in the Consolidated Financial Statements for additional information on discontinued operations.

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

Industrial Products increase in revenue over the prior year was primarily due to strength in the military and solid waste management markets as well as the impact of the December 2007 acquisition of Industrial Motion Control LLC (“IMC”), and the March 2008 acquisition of Lantec Winch and Gear Inc. Overall, the segment had 2% revenue growth from its core businesses and acquisition growth of 3%, which was partially offset by the sale of a line of business. Earnings declined 4% when compared to the prior year substantially due to weakness in the construction and the North American auto service markets, and restructuring costs.

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

Engineered Systems

	Twelve Months Ended December 31,
	2008	2007	% Change
	(In thousands)

Revenue
Engineered Products	$1,085,881	$1,139,478	(5)%
Product Identification	924,469	912,580	1%

	$2,010,350	$2,052,058	(2)%

Segment earnings	$278,553	$291,727	(5)%
Operating margin	13.9%	14.2%
Acquisition related depreciation and amortization expense*	$24,394	$29,262	(17)%
Bookings
Engineered Products	$1,043,873	$1,116,638	(7)%
Product Identification	920,712	919,216	0%

	$1,964,585	$2,035,854	(4)%

Backlog
Engineered Products	$183,821	$227,523	(19)%
Product Identification	61,195	68,938	(11)%

	$245,016	$296,461	(17)%

*	Represents the pre-tax impact on earnings from the depreciation and amortization of acquisition accounting write-ups to reflect the fair value of inventory, property, plant and equipment, and intangible assets.

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

Electronic Technologies

	Twelve Months Ended December 31,
	2008	2007	% Change
	(In thousands)

Revenue	$1,396,131	$1,390,103	0%
Segment earnings	$193,641	$180,337	7%
Operating margin	13.9%	13.0%
Acquisition related depreciation and amortization expense*	$36,481	$38,296	(5)%
Bookings	1,342,382	1,378,551	(3)%
Backlog	175,317	232,704	(25)%

*	Represents the pre-tax impact on earnings from the depreciation and amortization of acquisition accounting write-ups to reflect the fair value of inventory, property, plant and equipment, and intangible assets.

Electronic Technologies revenue was flat while earnings increased 7% when compared to the prior year. Revenue increases in the micro-acoustic component business were offset by a softening in the other markets served by the segment resulting in a 3% decline in core business revenue, excluding favorable foreign exchange rates. The segment’s earnings benefited from the increased volume in the micro-acoustic component business, a $7.5 million gain from the sale of a line of business (semi-conductor test handling), and cost savings from restructuring activities that were implemented in the first quarter of 2008.

Critical Accounting Policies

The Company’s consolidated financial statements and related public financial information are based on the application of generally accepted accounting principles in the United States of America (“GAAP”). GAAP requires the use of estimates, assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue and expense amounts reported. These estimates can also affect supplemental information contained in the public disclosures of the Company, including information regarding contingencies, risk and its financial condition. The Company believes its use of estimates and underlying accounting assumptions conform to GAAP and are consistently applied. Valuations based on estimates are reviewed for reasonableness on a consistent basis throughout the Company. The Company believes that its significant accounting policies are primary areas where the financial information of the Company is subject to the use of estimates, assumptions and the application of judgement which include the following areas:

•	Revenue is recognized when all of the following circumstances are satisfied: a) persuasive evidence of an arrangement exists, b) price is fixed or determinable, c) collectibility is reasonably assured, and d) delivery has occurred. In revenue transactions where installation is required, revenue can be recognized when the installation obligation is not essential to the functionality of the delivered products. Revenue transactions involving non-essential installation obligations are those which can generally be completed in a short period of time at insignificant cost and the skills required to complete these installations are not unique to the Company and in many cases can be provided by third parties or the customers. If the installation obligation is essential to the functionality of the delivered product, then revenue recognition is deferred until installation is complete. In addition, when it is determined that there are multiple deliverables to a sales arrangement, the Company will allocate consideration received to the separate deliverables based on their relative fair values and recognize revenue based on the appropriate criteria for each deliverable identified. In a limited number of revenue transactions, other post shipment obligations such as training and customer acceptance are required and, accordingly, revenue recognition is deferred until the customer is obligated to pay, or acceptance has been confirmed. Service revenue is recognized and earned when services are performed. Revenues associated with construction type contracts are recorded using the percentage-of-completion method. The Company recognizes contract revenue under percentage of completion accounting using the cost to cost method measure of progress. The application of percentage of completion accounting requires estimates of future revenues and contract costs over the full term of the contract. The Company updates project cost estimates on a quarterly basis or more frequently when changes in circumstances warrant.

•	Inventory for the majority of the Company’s subsidiaries, including all international subsidiaries, are stated at the lower of cost, determined on the first-in, first-out (FIFO) basis, or market. Other domestic inventory is stated at cost, determined on the last-in, first-out (LIFO) basis, which is less than market value. Under certain market conditions, estimates and judgments regarding the valuation of inventory are employed by the Company to properly value inventory. The Electronic Technologies companies tend to experience somewhat higher levels of inventory value fluctuations, particularly given the relatively high rate of product obsolescence over relatively short periods of time.

•	Occasionally, the Company will establish restructuring reserves at an operation, in accordance with appropriate accounting principles. These reserves, for both severance and exit costs, require the use of estimates. Though the Company believes that these estimates accurately reflect the anticipated costs, actual results may be different than the estimated amounts.

•	The Company has significant tangible and intangible assets on its balance sheet that include goodwill and other intangibles related to acquisitions. The valuation and classification of these assets and the assignment of useful depreciation and amortization lives involve significant judgments and the use of estimates. The testing of these intangibles under established accounting guidelines for impairment also requires significant use of judgment and assumptions, particularly as it relates to the identification of reporting units and the determination of fair market value. The Company’s assets and reporting units are tested and reviewed for impairment on an annual basis during the fourth quarter or when indicators of impairment exist, such as a significant sustained change in the business climate, during the interim periods. The Company believes that its use of estimates and assumptions are reasonable and comply with generally accepted accounting principles. Changes in business conditions could potentially require adjustments to the valuations.

•	The valuation of the Company’s pension and other post-retirement plans requires the use of assumptions and estimates that are used to develop actuarial valuations of expenses and assets/liabilities. Inherent in these valuations are key assumptions, including discount rates, investment returns, projected salary increases and benefits, and mortality rates. The actuarial assumptions used in the Company’s pension reporting are reviewed annually and are compared with external benchmarks to ensure that they accurately account for the Company’s future pension obligations. Changes in assumptions and future investment returns could potentially have a material impact on the Company’s pension expenses and related funding requirements. The Company’s expected long-term rate of return on plan assets is reviewed annually based on actual returns, economic trends and portfolio allocation. The Company’s discount rate assumption is determined by developing a yield curve based on high quality corporate bonds with maturities matching the plans’ expected benefit payment streams. The plans’ expected cash flows are then discounted by the resulting year-by-year spot rates.

•	The Company has significant amounts of deferred tax assets that are reviewed for recoverability and valued accordingly. These assets are evaluated by using estimates of future taxable income streams and the impact of tax planning strategies. Reserves are also estimated, using a more likely than not criteria, for ongoing audits regarding federal, state and international issues that are currently unresolved. The Company routinely monitors the potential impact of these situations and believes that it is properly reserved. Valuations related to tax accruals and assets can be impacted by changes in accounting regulations, changes in tax codes and rulings, changes in statutory tax rates, and the Company’s future taxable income levels. The provisions for uncertain tax positions provides a recognition threshold and measurement attribute for financial statement tax benefits taken or expected to be taken in a tax return and disclosure requirements regarding uncertainties in income tax positions. The tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. The Company records interest and penalties related to unrecognized tax benefits as a component of provision for income taxes.

•	The Company has significant accruals and reserves related to the self-insured portion of its risk management program. These accruals require the use of estimates and judgment with regard to risk exposure and ultimate liability. The Company estimates losses under these programs using actuarial assumptions, the Company’s experience and relevant industry data. The Company reviews these factors quarterly and considers the current level of accruals and reserves adequate relative to current market conditions and Company experience.

•	The Company has established reserves for environmental and legal contingencies at both the operating company and corporate levels. A significant amount of judgment and use of estimates is required to quantify the Company’s ultimate exposure in these matters. The valuation of reserves for contingencies is reviewed on a quarterly basis at the operating and corporate levels to ensure that the Company is properly reserved. Reserve balances are adjusted to account for changes in circumstances for ongoing issues and the establishment of additional reserves for emerging issues. While the Company believes that the current level of reserves is adequate, future changes in circumstances could impact these determinations.

•	The Company from time to time will discontinue certain operations for various reasons. Estimates are used to adjust, if necessary, the assets and liabilities of discontinued operations to their estimated fair market value. These estimates include assumptions relating to the proceeds anticipated as a result of the sale. The adjustments to fair market value of these operations provide the basis for the gain or loss when sold. Changes in business conditions or the inability to sell an operation could potentially require future adjustments to these estimates.

•	The Company is required to recognize in its consolidated statements of operations the expense associated with all share based payment awards made to employees and directors, including stock options, stock appreciation rights (SARs), restricted stock and performance share awards. The Company uses the Black-Scholes valuation model to estimate the fair value of its SARs, and stock options that are granted to employees. The model requires management to estimate the expected life of the SAR or option, expected forfeitures and the volatility of the Company’s stock using historical data. The Company uses the Monte Carlo simulation model to estimate fair value of performance share awards which also requires management to estimate the volatility of its stock and the volatility of returns on the stock of its peer group as well as the correlation of the returns between the companies in the peer group. For additional information related to the assumptions used, see Note 10 to the Consolidated Financial Statements in Item 8 of this Form 10-K.

Adoption of New Accounting Standards

2009

In December 2007, the FASB issued authoritative guidance under ASC 805, Business Combinations (“ASC 805”), which retains the fundamental requirements that the acquisition method of accounting (the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. In general, the statement 1) extends its applicability to all events where one entity obtains control over one or more other businesses, 2) broadens the use of fair value measurements used to recognize the assets acquired and liabilities assumed, 3) changes the accounting for acquisition related fees and restructuring costs incurred in connection with an acquisition, and 4) increases required disclosures. The Company has applied the provisions of this guidance prospectively to business combinations for which the acquisition date is on or after January 1, 2009. The impact of these provisions did not have a material effect on the Company’s consolidated financial statements since its adoption.

In April 2009, the FASB issued authoritative guidance under ASC 805 for the initial recognition and measurement, subsequent measurement and accounting, and disclosures for assets and liabilities arising from contingencies in business combinations. ASC 805 eliminates the distinction between contractual and non-contractual contingencies. The Company has applied the provisions of this guidance prospectively to business combinations for which the acquisition date is on or after January 1, 2009. The impact of these provisions did not have a material effect on the Company’s consolidated financial statements since its adoption.

In April 2008, the FASB issued authoritative guidance under ASC 350, Goodwill and Other Intangibles (“ASC 350”) and ASC 275, Risks and Uncertainties (“ASC 275”), to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the intangible asset. ASC 350 and ASC 275 amend the factors to be considered when developing renewal or extension assumptions that are used to estimate an intangible asset’s useful life. The guidance is to be applied prospectively to intangible assets acquired after December 31, 2008. In addition, ASC 350 and ASC 275 increase the disclosure requirements related to renewal or extension assumptions. The Company has applied the provisions of this guidance to business combinations for which the acquisition date is on or after January 1, 2009. The impact of ASC 350 and ASC 275 did not have a material effect on the Company’s consolidated financial statements since its adoption.

In December 2008, the FASB issued authoritative guidance under ASC 715, Compensation — Retirement Benefits (“ASC 715”) which amends the disclosure requirements about plan assets of a defined pension or other postretirement plan. The provisions of this guidance require disclosure of 1) how investment allocation decisions are made, including factors that are pertinent to an understanding of the investment policies and strategies, 2) the fair value of each major category of plan assets, 3) the inputs and valuation techniques used to determine fair value and 4) an understanding of significant concentration of risk in plan assets. The provisions of this guidance become effective for fiscal years ending after December 15, 2009 and are to be applied prospectively. The adoption of the amendments under ASC 715 did not have a material impact on the Company’s consolidated financial statements.

In May 2009, the FASB issued authoritative guidance under ASC 855, Subsequent Events (“ASC 855”) which establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. ASC 855 became effective for interim or annual financial periods ending after June 15, 2009 and was adopted in the second quarter of 2009. The adoption of ASC 855 did not have a material effect on the Company’s consolidated financial statements.

In June 2009, the FASB issued authoritative guidance under ASC 105, Generally Accepted Accounting Principles (“ASC 105”), which establishes the FASB Accounting Standards Codification (“Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles. ASC 105 became effective for financial statements issued for interim periods ended after September 15, 2009. All content within the Codification carries the same level of authority. The adoption of ASC 105 did not have a material effect on the Company’s consolidated financial statements.

In April 2009, the FASB issued authoritative guidance under ASC 825, Financial Instruments (“ASC 825”) to require disclosures about fair value of financial instruments not measured on the balance sheet at fair value in interim financial statements as well as in annual financial statements. The provisions of this guidance require all entities to disclose the methods and significant assumptions used to estimate the fair value of financial instruments. ASC 825 became effective for interim periods ended after June 15, 2009 and does not require comparative disclosure for earlier periods presented upon initial adoption. The adoption of ASC 825 did not have a material effect on the Company’s consolidated financial statements.

2008

Effective December 31, 2006, the Company applied certain provisions of ASC 715 which required companies to report the funded status of their defined benefit pension and other postretirement benefit plans on their balance sheets as a net liability or asset. Upon adoption at December 31, 2006, the Company recorded a net reduction to shareholders’ equity of $123.5 million, net of tax. In addition, effective for fiscal years ending after December 15, 2008, the new standard required companies to measure benefit obligations and plan assets as of a Company’s fiscal year end (December 31, 2008 for the Company), using one of the methods prescribed in the standard. The Company adopted the new valuation date requirements using the 15-month alternative, as prescribed in the standard, which resulted in a charge of approximately $5.8 million, net of tax, to retained earnings during the fourth quarter of 2008.

In September 2006, the FASB issued authoritative guidance under ASC 820, Fair Value Measurements and Disclosures (“ASC 820”) which defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. For financial assets and liabilities, this guidance was effective for fiscal periods beginning after November 15, 2007 and did not require any new fair value measurements. The adoption of this guidance on January 1, 2008 did not have a material effect on the Company’s consolidated financial statements. In February 2008, the FASB delayed the effective date for nonfinancial assets and liabilities to fiscal years beginning after November 15, 2008, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The adoption of the provisions of ASC 820 related to “non-financial assets” did not have a material effect on the Company’s consolidated financial statements.

In February 2007, the FASB issued authoritative guidance under ASC 825 which permits entities to choose to measure many financial instruments and certain other items at fair value. This statement became effective for financial statements issued for fiscal years beginning after November 15, 2007, including interim periods within that fiscal year. The Company did not elect the fair value option for any of its existing financial instruments as of December 31, 2008 and the Company has not determined whether or not it will elect this option for financial instruments it may acquire in the future.

2007

Effective January 1, 2007, the Company adopted certain provisions under ASC 740, Income Taxes (“ASC 740”) which specifies the way companies are to account for uncertainty in income tax reporting, and prescribes a methodology for recognizing, reversing and measuring the tax benefits of a tax position taken, or expected to be taken, in a tax return. As a result of adopting the new standard, the Company recorded a $58.2 million increase to reserves as a “cumulative effect” decrease to opening retained earnings as of January 1, 2007, of which $53.4 million was included in continuing operations. Including this “cumulative effect” adjustment, the Company had unrecognized tax benefits, net of indirect benefits and deposits, of $190.5 million at January 1, 2007, of which $35.4 million related to accrued interest and penalties. The portion of the unrecognized tax benefits at January 1, 2007 included in continuing operations totaled $147.6 million, of which $28.0 million related to accrued interest and penalties.

Non-GAAP Disclosures

In an effort to provide investors with additional information regarding the Company’s results as determined by generally accepted accounting principles (GAAP), the Company also discloses non-GAAP information which management believes provides useful information to investors. Free cash flow, net debt, total debt, total capitalization, adjusted working capital, average annual adjusted working capital, revenues excluding the impact of changes in foreign currency exchange rates and organic revenue growth are not financial measures under GAAP and should not be considered as a substitute for cash flows from operating activities, debt or equity, revenue and working capital as determined in accordance with GAAP, and they may not be comparable to similarly titled measures reported by other companies. Management believes the (1) net debt to total capitalization ratio and (2) free cash flow are important measures of operating performance and liquidity. Net debt to total capitalization is helpful in evaluating the Company’s capital structure and the amount of leverage it employs. Free cash flow provides both management and investors a measurement of cash generated from operations that is available to fund acquisitions, pay dividends, repay debt and repurchase the Company’s common stock. Reconciliations of free cash flow, total debt and net debt can be found above in this Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operation. Management believes that reporting adjusted working capital (also sometimes called “working capital”), which is calculated as accounts receivable, plus inventory, less accounts payable, provides a meaningful measure of the Company’s operational results by showing the changes caused solely by revenue. Management believes that reporting adjusted working capital and revenues at constant currency, which excludes the positive or negative impact of fluctuations in foreign currency exchange rates, provides a meaningful measure of the Company’s operational changes, given the global nature of Dover’s businesses. Management believes that reporting organic revenue growth, which excludes the impact of foreign currency exchange rates and the impact of acquisitions, provides a useful comparison of the Company’s revenue performance and trends between periods.

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

•	A 54 basis point increase or decrease in interest rates (10% of the Company’s weighted average long-term debt interest rate) would have an immaterial effect on the fair value of the Company’s long-term debt.

•	Commercial paper borrowings are at variable interest rates, and have maturities of three months or less. A 25 basis point increase or decrease in the interest rates (100% of the Company’s weighted average commercial paper interest rate) on commercial paper borrowings would have an immaterial impact on the Company’s pre-tax earnings.

•	All highly liquid investments, including highly liquid debt instruments purchased with an original maturity of three months or less, are considered cash equivalents. The Company places its investments in cash equivalents with high credit quality issuers and limits the amount of exposure to any one issuer. It has been determined that a 10% fluctuation of the Company’s weighted average interest rate would have an immaterial impact on the Company’s pre-tax earnings.

•	Short-term investments consist of bank term deposits that have maturity dates that range from six to nine months. It has been determined that a 10% fluctuation of the Company’s weighted average interest rate would have an immaterial impact on the Company’s pre-tax earnings.

•	As of December 31, 2009, the Company had two interest rate swaps outstanding, as discussed in Note 9 to the Consolidated Financial Statements. The Company does not enter into derivative financial or derivative commodity instruments for trading or speculative purposes.

Foreign Exchange

The Company conducts business in various non-U.S. countries, primarily in Canada, Mexico, substantially all of the European countries, Brazil, Argentina, Malaysia, China, India and other Asian countries. Therefore, changes in the value of the currencies of these countries affect the Company’s financial position and cash flows when translated into U.S. Dollars. The Company has generally accepted the exposure to exchange rate movements relative to its investment in non-U.S. operations. The Company may, from time to time, for a specific exposure, enter into fair value hedges. Certain individual operating companies that have foreign exchange exposure have established formal policies to mitigate risk in this area by using fair value and/or cash flow hedging. The Company has mitigated and will continue to mitigate a portion of its currency exposure through operation of non-U.S. operating companies in which the majority of all costs are local-currency based. A change of 5% or less in the value of all foreign currencies would not have a material effect on the Company’s financial position and cash flows.

Item 8.	Financial Statements and Supplementary Data

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND
FINANCIAL STATEMENT SCHEDULE

Page

42	Management’s Report on Internal Control Over Financial Reporting
43	Report of Independent Registered Public Accounting Firm
45	Consolidated Statements of Operations (For the years ended December 31, 2009, 2008 and 2007)
46	Consolidated Balance Sheets (At December 31, 2009 and 2008)
47	Consolidated Statements of Shareholders’ Equity and Comprehensive Earnings (For the years ended December 31, 2009, 2008 and 2007)
48	Consolidated Statements of Cash Flows (For the years ended December 31, 2009, 2008 and 2007)
49-82	Notes to Consolidated Financial Statements
83	Financial Statement Schedule — Schedule II, Valuation and Qualifying Accounts

(All other schedules are not required and have been omitted)

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework .

Based on its assessment under the criteria set forth in Internal Control — Integrated Framework , management concluded that, as of December 31, 2009, the Company’s internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP.

In making its assessment of internal control over financial reporting as of December 31, 2009, management has excluded those companies acquired in purchase business combinations during 2009, which included Tyler Refrigeration, Mechanical Field Services, Ala Cart, Inc., Barker Company, Extech Instruments, and Inpro/Seal Company. These companies are wholly-owned by the Company and their total revenue for the year ended December 31, 2009 represents approximately 2.3% of the Company’s consolidated total revenue for the same period and their assets represent approximately 3.1% of the Company’s consolidated assets as of December 31, 2009.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2009 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their attestation report which appears herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Dover Corporation:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Dover Corporation and its subsidiaries at December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in “Management’s Report on Internal Control Over Financial Reporting,” appearing under Item 8. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for uncertain income tax positions in 2007.

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

As described in “Management’s Report on Internal Control Over Financial Reporting,” management has excluded Tyler Refrigeration, Mechanical Field Services LP., Ala Cart, Inc. Barker Company, Extech Instruments and Inpro/Seal Company from its assessment of internal control over financial reporting as of December 31, 2009 because they were acquired by the Company in purchase business combinations during 2009. We have also excluded Tyler Refrigeration, Mechanical Field Services LP., Ala Cart, Inc., Barker Company, Extech Instruments and Inpro/Seal Company from our audit of internal control over financial reporting. These companies are wholly owned by the Company and their total assets and revenue represent approximately 3.1% and 2.3%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2009.

/s/  PricewaterhouseCoopers LLP
New York, New York
February 19, 2010

DOVER CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2009	2008	2007
	(In thousands, except for per share figures)

Revenue	$5,775,689	$7,568,888	$7,317,270
Cost of goods and services	3,676,535	4,838,881	4,697,768

Gross profit	2,099,154	2,730,007	2,619,502
Selling and administrative expenses	1,511,111	1,700,677	1,614,005

Operating earnings	588,043	1,029,330	1,005,497
Interest expense, net	100,375	96,037	89,589
Other expense (income), net	(3,950)	(12,726)	3,541

Total interest/other expense, net	96,425	83,311	93,130

Earnings before provision for income taxes and discontinued operations	491,618	946,019	912,367
Provision for income taxes	119,724	251,261	242,617

Earnings from continuing operations	371,894	694,758	669,750
Loss from discontinued operations, net	(15,456)	(103,927)	(8,670)

Net earnings	$356,438	$590,831	$661,080

Basic earnings (loss) per common share:
Earnings from continuing operations	$2.00	$3.69	$3.33
Loss from discontinued operations, net	(0.08)	(0.55)	(0.04)
Net earnings	1.91	3.13	3.28
Weighted average shares outstanding	186,136	188,481	201,330

Diluted earnings (loss) per common share:
Earnings from continuing operations	$1.99	$3.67	$3.30
Loss from discontinued operations, net	(0.08)	(0.55)	(0.04)
Net earnings	1.91	3.12	3.26
Weighted average shares outstanding	186,736	189,269	202,918

Dividends paid per common share	$1.02	$0.90	$0.77

The following table is a reconciliation of the share amounts used in computing earnings per share:

	Years Ended December 31,
	2009	2008	2007

Weighted average shares outstanding — Basic	186,136	188,481	201,330
Dilutive effect of stock options, SARS and performance shares	600	788	1,588

Weighted average shares outstanding — Diluted	186,736	189,269	202,918

Anti-dilutive options/SAR’s excluded from diluted EPS computation	9,176	5,103	3,241

See Notes to Consolidated Financial Statements.

DOVER CORPORATION

CONSOLIDATED BALANCE SHEETS

	At December 31,	At December 31,
	2009	2008
	(In thousands)

Current assets:
Cash and equivalents	$714,365	$547,409
Short-term investments	223,809	279,460
Receivables, net of allowances of $41,832 and $32,647	878,754	1,013,174
Inventories, net	570,858	636,121
Prepaid and other current assets	64,922	80,268
Deferred tax asset	69,999	73,687

Total current assets	2,522,707	2,630,119

Property, plant and equipment, net	828,922	872,134
Goodwill	3,350,217	3,255,566
Intangible assets, net	950,748	952,409
Other assets and deferred charges	113,108	103,904
Assets of discontinued operations	116,701	69,106

Total assets	$7,882,403	$7,883,238

Current liabilities:
Notes payable and current maturities of long-term debt	$35,624	$224,944
Accounts payable	357,004	373,436
Accrued compensation and employee benefits	210,804	305,572
Accrued insurance	107,455	104,938
Other accrued expenses	219,295	209,619
Federal and other taxes on income	38,994	35,005

Total current liabilities	969,176	1,253,514

Long-term debt	1,825,260	1,860,729
Deferred income taxes	292,344	314,405
Other deferrals	573,137	582,601
Liabilities of discontinued operations	138,878	79,123
Commitments and contingent liabilities
Stockholders’ Equity:
Preferred stock	—	—
Common stock	247,342	246,615
Additional paid-in capital	497,291	455,228
Accumulated other comprehensive earnings	84,842	10,816
Retained earnings	5,453,022	5,286,458
Common stock in treasury	(2,198,889)	(2,206,251)

Total stockholders’ equity	4,083,608	3,792,866

Total liabilities and stockholders’ equity	$7,882,403	$7,883,238

See Notes to Consolidated Financial Statements.

DOVER CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND
COMPREHENSIVE EARNINGS

			Accumulated
	Common	Additional	Other			Total	Comprehensive
	Stock	Paid-In	Comprehensive	Retained	Treasury	Stockholders’	Earnings
	$1 Par Value	Capital	Earnings (Loss)	Earnings	Stock	Equity	(Loss)
	(In thousands)
Balance at December 31, 2006	$242,293	$241,455	$48,852	$4,421,927	$(1,143,505)	$3,811,022	$676,360

Cumulative effect of adoption of ASC 740 (See Note 4)	—	—	—	(58,157)	—	(58,157)	—
Net earnings	—	—	—	661,080	—	661,080	$661,080
Dividends paid	—	—	—	(154,390)	—	(154,390)	—
Common stock issued for options exercised	2,241	73,897	—	—	—	76,138	—
Tax benefit from the exercise of stock options	—	10,319	—	—	—	10,319	—
Stock-based compensation expense	—	26,714	—	—	—	26,714	—
Common stock issued, net of cancellations	14	646	—	—	—	660	—
Common stock acquired	—	—	—	—	(596,009)	(596,009)	—
Translation of foreign financial statements	—	—	116,933	—	—	116,933	116,933
Unrealized holding gains, net of tax of ($302)	—	—	561	—	—	561	561
Pension amortization and adjustment, net of tax of ($27,276)	—	—	51,302	—	—	51,302	51,302

Balance at December 31, 2007	$244,548	$353,031	$217,648	$4,870,460	$(1,739,514)	$3,946,173	$829,876

Effect of adoption of ASC 715, change in measurement date	—	—	1,960	(5,762)	—	(3,802)	—
Net earnings	—	—	—	590,831	—	590,831	$590,831
Dividends paid	—	—	—	(169,071)	—	(169,071)	—
Common stock issued for options exercised	2,038	68,549	—	—	—	70,587	—
Tax benefit from the exercise of stock options	—	8,449	—	—	—	8,449	—
Stock-based compensation expense	—	24,367	—	—	—	24,367	—
Common stock issued, net of cancellations	29	832	—	—	—	861	—
Common stock acquired	—	—	—	—	(466,737)	(466,737)	—
Translation of foreign financial statements	—	—	(146,433)	—	—	(146,433)	(146,433)
Unrealized holding losses, net of tax of $582	—	—	(1,081)	—	—	(1,081)	(1,081)
Pension amortization and adjustment, net of tax of $31,923	—	—	(61,278)	—	—	(61,278)	(61,278)

Balance at December 31, 2008	$246,615	$455,228	$10,816	$5,286,458	$(2,206,251)	$3,792,866	$382,039

Net earnings	—	—	—	356,438	—	356,438	$356,438
Dividends paid	—	—	—	(189,874)	—	(189,874)	—
Common stock issued for options exercised	712	24,807	—	—	—	25,519	—
Tax benefit from the exercise of stock options	—	425	—	—	—	425	—
Stock-based compensation expense	—	17,176	—	—	—	17,176	—
Common stock issued, net of cancellations	15	617	—	—	—	632	—
Issuance of Treasury stock		(962)			7,362	6,400
Translation of foreign financial statements	—	—	76,442	—	—	76,442	76,442
Unrealized holding gains, net of tax of ($582)	—	—	1,091	—	—	1,091	1,091
Pension amortization and adjustment, net of tax of $1,740	—	—	(3,507)	—	—	(3,507)	(3,507)

Balance at December 31, 2009	$247,342	$497,291	$84,842	$5,453,022	$(2,198,889)	$4,083,608	$430,464

See Notes to Consolidated Financial Statements.

DOVER CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2009	2008	2007
	(In thousands,)

Operating Activities of Continuing Operations
Net earnings	$356,438	$590,831	$661,080
Adjustments to reconcile net earnings to net cash from operating activities:
Loss from discontinued operations	15,456	103,927	8,670
Depreciation and amortization	258,223	261,154	243,776
Stock-based compensation	17,912	25,246	26,292
Provision for losses on accounts receivable	17,260	12,040	6,372
Deferred income taxes	(23,062)	33,459	(30,010)
Employee retirement benefits	37,221	36,275	49,900
Gain on sale of line of business	—	(7,518)	—
Other non-current, net	26,609	(33,081)	(70,012)
Cash effect of changes in current assets and liabilities (excluding effects of acquisitions, dispositions and foreign exchange):
Accounts receivable	163,054	36,427	(13,927)
Inventories	97,241	27,128	60,662
Prepaid expenses and other assets	18,296	882	(16,203)
Accounts payable	(31,306)	(19,273)	(9,099)
Accrued expenses	(95,647)	26,161	2,905
Accrued taxes	23,319	(27,881)	29,824
Contributions to employee benefit plans	(78,954)	(55,361)	(22,537)

Net cash provided by operating activities of continuing operations	802,060	1,010,416	927,693

Investing Activities of Continuing Operations
Sale of short-term investments	406,033	—	—
Purchase of short-term investments	(348,439)	(279,460)	—
Proceeds from the sale of property and equipment	22,973	13,248	24,195
Additions to property, plant and equipment	(120,009)	(175,795)	(173,653)
Proceeds from sales of businesses	3,571	92,774	90,966
Acquisitions (net of cash and cash equivalents acquired)	(221,994)	(103,761)	(273,610)

Net cash used in investing activities of continuing operations	(257,865)	(452,994)	(332,102)

Financing Activities of Continuing Operations
Increase (decrease) in notes payable, net	(192,749)	(412,723)	347,192
Reduction of long-term debt	(33,908)	(186,390)	(33,478)
Proceeds from long-term-debt	—	594,120	3,895
Purchase of treasury stock	—	(466,737)	(596,009)
Proceeds from exercise of stock options, including tax benefits	26,578	79,897	87,117
Dividends to stockholders	(189,874)	(169,071)	(154,390)

Net cash used in financing activities of continuing operations	(389,953)	(560,904)	(345,673)

Cash Flows From Discontinued Operations
Net cash used in operating activities of discontinued operations	(5,967)	(7,592)	(46,458)
Net cash used in investing activities of discontinued operations	(888)	(1,805)	(4,251)

Net cash used in discontinued operations	(6,855)	(9,397)	(50,709)

Effect of exchange rate changes on cash and cash equivalents	19,569	(45,817)	34,175

Net increase (decrease) in cash and cash equivalents	166,956	(58,696)	233,384
Cash and cash equivalents at beginning of period	547,409	606,105	372,721

Cash and cash equivalents at end of period	$714,365	$547,409	$606,105

Supplemental information — cash paid during the year for:
Income taxes	$115,047	$212,348	$275,505
Interest	$116,847	$120,834	$112,243

See Notes to Consolidated Financial Statements.

DOVER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Business

Description of Business

Dover Corporation (the “Company”) is a diversified, multinational manufacturing corporation comprised of operating companies that manufacture a broad range of specialized industrial products and components as well as related services and consumables. The Company also provides engineering, testing and other similar services, which are not significant in relation to consolidated revenue. The Company’s operating companies are based primarily in the United States of America and Europe with manufacturing and other operations throughout the world. The Company reports its results in four segments, Industrial Products, Engineered Systems, Fluid Management and Electronic Technologies. For additional information on the Company’s segments, see Note 14.

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

2.	Acquisitions

All of the Company’s acquisitions have been accounted for under Accounting Standard Codification (“ASC”) 805, Business Combinations (“ASC 805”). Accordingly, the accounts of the acquired companies, after adjustments to reflect fair market values assigned to assets and liabilities, have been included in the consolidated financial statements from their respective dates of acquisition. The 2009 acquisitions (see list below) are wholly-owned and had an aggregate cost of $222.0 million, net of cash acquired, plus the issuance of $6.4 million of common stock for aggregate consideration of $228.4 million at the date of acquisition. There is no material contingent consideration related to the acquisitions at December 31, 2009. In connection with certain acquisitions that occurred prior to January 1, 2009, the Company had reserves related to severance and facility closings of $0.9 million and $27.9 million at December 31, 2009 and 2008, respectively. During the twelve months ended December 31, 2009 the reserves were reduced by payments of $11.6 million and non-cash adjustments of $15.4 million. During the twelve months ended December 31, 2008, the Company recorded payments and non-cash adjustments of $28.1 million and $2.3 million, respectively.

2009 Acquisitions

Date	Type	Acquired Companies	Location (Near)	Segment	Platform	Company

8-May	Asset	Tyler Refrigeration	Niles, MI	Engineered Systems	Engineered Products	Hill PHOENIX
Manufacturer of refrigerated specialty display merchandisers and refrigeration systems for the food retail industry.
24-Aug	Asset	Mechanical Field Services	Gardendale, TX	Fluid Management	Energy	Cook Compression
Manufacturer of air and gas compressors
12-Nov	Asset	Ala Cart, Inc.	Charlotte, NC	Engineered Systems	Engineered Products	Unified Brands
Manufacturer of foodservice equipment, ventilation and conveyor systems.
17-Nov	Asset/Stock	Barker Company	Keosaugua, IA	Engineered Systems	Engineered Products	Hill PHOENIX
Manufacturer of refrigerated, non-refrigerated and hot display cases.
15-Dec	Asset	Extech Instruments	Waltham, MA	Engineered Systems	Product Identification	Datamax O’Neil
Developer of portable printers for enterprise-wide applications.
30-Dec	Asset	Inpro/Seal Company	Rock Island, IL	Fluid Management	Energy	Waukesha Bearings
Manufacturer of metallic gaskets and machined seals, parts and components for ball and roller bearings.

On May 8, 2009, Hill PHOENIX acquired certain assets and intellectual property of Tyler Refrigeration, a manufacturer of refrigerated display merchandiser and refrigeration systems for the food industry which was a unit

DOVER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of Carrier Corporation. Hill PHOENIX also purchased Tyler’s five service and installation branch businesses. Tyler enhances the Company’s portfolio of industry-leading proprietary technology and adds key talent that augments product innovation, engineering, field support and other customer related functions at Hill PHOENIX. The transaction also improves the Company’s position in commercial refrigeration.

On November 17, 2009, Hill PHOENIX acquired substantially all of the assets of Barker Company, Limited and all of the issued and outstanding stock of its sister company, Barker Sales and Service, Inc. (collectively the “Barker Company”). The Barker Company specializes in manufacturing display cases for supermarkets, convenience stores and food service. The Barker Company will complement and substantially increase Hill PHOENIX’s specialty product offerings and enable Hill PHOENIX to meet increasing demand for more specialized and highly customized products in the fast-growing specialty merchandiser segment. Hill PHOENIX will also benefit from capabilities sharing, an improved cost position and revenue synergies.

On December 30, 2009, Waukesha Bearings acquired substantially all of the assets of Inpro/Seal Company, a manufacturer of bearing isolator technologies. The purchase included the issuance of approximately 151,000 common shares. These shares have a six month restriction on sale. The acquisition of Inpro/Seal Company adds a broad range of rotating equipment applications and is an adjacent product line to Waukesha’s bearing solutions for oil and gas and power generation markets. The Inpro/Seal Company brand has been very successful in North America and, when leveraged across Waukesha’s global footprint, is expected to provide opportunities for growth internationally. Waukesha expects to realize additional synergies through the Company’s global sourcing initiatives and from joint technology development as manufacturers and end-users of rotating equipment seek more advanced, integrated solutions.

For certain acquisitions that occurred in the fourth quarter of 2009, the Company is in the process of obtaining or finalizing appraisals of tangible and intangible assets and it is continuing to evaluate the initial purchase price allocations, as of the acquisition date, which will be adjusted as additional information relative to the fair values of the assets and liabilities of the businesses become known. Accordingly, management has used their best estimate in the initial purchase price allocation as of the date of these financial statements.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed as of the dates of all 2009 acquisitions and the amounts assigned to goodwill and intangible asset classifications:

2009
(In thousands)

Current assets, net of cash acquired	$43,757
PP&E	11,631
Goodwill	93,689
Intangibles	93,936
Other assets	1,274

Total assets acquired	244,287
Total liabilities assumed	(15,893)

Net assets acquired	$228,394

DOVER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The amounts assigned to goodwill and major intangible asset classifications by segment for the 2009 acquisitions are as follows:

				Average
	Fluid	Engineered		Amortization
	Management	Systems	Total	Period (Years)
	(dollar amounts in thousands)

Goodwill — Tax deductible	$43,882	$49,807	$93,689	N/A
Trademarks	3,900	5,000	8,900	15
Patents	1,700	—	1,700	10-15
Customer intangibles	38,706	39,180	77,886	5-15
Unpatented technologies	—	4,400	4,400	5-15
Other intangibles	—	1,050	1,050	3-7

	$88,188	$99,437	$187,625

2008 Acquisitions

Date	Type	Acquired Companies	Location (Near)	Segment	Platform	Company

1-Mar	Stock	LANTEC Winch and Gear, Inc.	Langley, B.C.	Industrial Products	Material Handling	Tulsa Winch
Manufacturer of hydraulic winches, hoists and gear reducers, serving the oil and gas, infrastructure and marine markets.
1-Apr	Asset	Brady’s Mining & Construction Supply Co.	St. Louis, Missouri	Fluid Management	Energy	EPG
Manufacturer of diamond roof drill bits and support products specifically designed for underground mining operations.
10-Apr	Asset	Neptune Chemical Pump Company	Lansdale, PA	Fluid Management	Fluid Solutions	Pump Solutions Group
Manufacturer of chemical metering pumps, chemical feed systems and peripheral products.
31-Dec	Stock	Hiltap Fittings Ltd	Calgary, Alberta	Fluid Management	Fluid Solutions	OPW FTG
Manufacturer of high and low temperature & pressure sealing and product recovery technologies.

Pro Forma Information

The following unaudited pro forma information illustrates the effect on the Company’s revenue and net earnings for the twelve-month periods ended December 31, 2009 and 2008, assuming that the 2009 and 2008 acquisitions had all taken place on January 1, 2008.

	Years Ended December 31,
	2009	2008
	(In thousands, except per share figures)

Revenue from continuing operations:
As reported	$5,775,689	$7,568,888
Pro forma	$5,952,091	$7,954,788
Net earnings from continuing operations:
As reported	$371,894	$694,758
Pro forma	$379,120	$708,468
Basic earnings per share from continuing operations:
As reported	$2.00	$3.69
Pro forma	$2.04	$3.76
Diluted earnings per share from continuing operations:
As reported	$1.99	$3.67
Pro forma	$2.03	$3.74
Average shares — Basic	186,136	188,481
Average shares — Diluted	186,736	189,269

DOVER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

These pro forma results of operations have been prepared for comparative purposes only and include certain adjustments to actual financial results for the relevant periods, such as imputed financing costs, and estimated additional amortization and depreciation expense as a result of intangibles and fixed assets acquired, measured at fair value. They do not purport to be indicative of the results of operations that actually would have resulted had the acquisitions occurred on the date indicated or that may result in the future.

3.	Dispositions

2009

During the first and fourth quarters of 2009, the Company recorded in aggregate, a $10.3 million (after-tax) write-down to the carrying value of a business held for sale. The write-down and other adjustments resulted in a net after-tax loss on sale of approximately $11.2 million for the year. The after-tax loss from discontinued operations for the twelve months ended December 31, 2009 is approximately $15.5 million. At December 31, 2009, only one business remains held for sale.

2008

During the fourth quarter of 2008 the Company closed on a sale of a line of business in the Electronic Technologies segment resulting in a $7.5 million (after-tax) gain, which was recorded in Selling and administrative expenses in the Consolidated Statements of Operations.

The major classes of discontinued assets and liabilities included in the Consolidated Balance Sheets are as follows:

	At December 31,	At December 31,
	2009	2008
	(In thousands)

Assets of Discontinued Operations
Current assets	$73,284	$32,498
Non-current assets	43,417	36,608

	$116,701	$69,106

Liabilities of Discontinued Operations
Current liabilities	$25,919	$13,371
Non-current liabilities	112,959	65,752

	$138,878	$79,123

In addition to the entity currently held for sale in discontinued operations, the assets and liabilities of discontinued operations include residual amounts related to businesses previously sold. These residual amounts include property, plant and equipment, deferred tax assets, short and long-term reserves, and contingencies.

DOVER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Summarized results of the Company’s discontinued operations are detailed in the following table:

	Years Ended Ended December 31,
	2009	2008	2007
	(In thousands)

Revenue	$55,275	$84,065	$169,924

Loss on sale, net of taxes(1)	$(11,170)	$(101,692)	$(4,086)
Earnings (loss) from operations before taxes	(2,062)	(3,886)	(14,619)
Benefit (provision) for income taxes related to operations	(2,224)	1,651	10,035

Loss from discontinued operations, net of tax	$(15,456)	$(103,927)	$(8,670)

(1)	Includes impairments and other adjustments to previously sold discontinued operations.

Additional information related to the after-tax loss on sale of $101.7 million recorded in discontinued operations during 2008 is as follows:

•	During the fourth quarter of 2008, the Company recorded an additional $21.3 million (after tax) write-down to the carrying value of Triton, an operating company previously included in the Engineered Systems segment, to its estimated fair market value and recorded other gains of $0.6 million after tax related to previously sold companies.

•	In addition, during the fourth quarter of 2008, the Company reached final settlement on certain Federal tax matters related to businesses previously discontinued and sold, resulting in a charge of approximately $15.0 million in discontinued operations. Also, consistent with ASC 740, Income Taxes (“ASC 740”), the Company recognized certain state tax assessments related to previously sold discontinued operations, resulting in a charge of approximately $13.0 million and other adjustments totaling a benefit of approximately $0.8 million, after tax.

•	During the third quarter of 2008, the Company completed the sale of a previously discontinued business and recorded other adjustments, resulting in a net loss of approximately $0.7 million, after tax.

•	During the second quarter of 2008, the Company discontinued Triton and reclassified Crenlo, which had been included in discontinued operations since the third quarter of 2007, into the Industrial Products segment. In the second quarter of 2008, the Company recorded a $51.1 million (after tax) write-down to the carrying value of Triton to its estimated fair market value.

•	During the first quarter of 2008, the Company recorded adjustments to the carrying value of a business held for sale and other adjustments resulting in a net after tax loss of approximately $2.0 million.

During 2007, the Company discontinued two businesses, of which one was sold during the same year. In addition, the Company sold five businesses that were previously discontinued. Additional information related to the after-tax loss on sale of $17.1 million recorded in discontinued operations during 2007 is as follows:

•	During the fourth quarter of 2007, the Company completed the sale of Graphics Microsystems and recorded other adjustments for an after-tax gain of $13.3 million.

•	During the third quarter of 2007, the Company recorded as discontinued businesses, Crenlo and Graphics Microsystems. In addition, during the third quarter of 2007, the Company finalized the sale of two previously discontinued businesses and recorded other adjustments resulting in a net after-tax loss of $1.6 million.

•	During the second quarter of 2007, the Company completed the sale of a previously discontinued business and recorded other adjustments for businesses still held for sale, resulting in a net loss of approximately $5.0 million ($8.3 million after-tax).

DOVER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. These estimates may be adjusted due to changes in future economic, industry or customer financial conditions, as well as changes in technology or demand. Significant estimates include allowances for doubtful accounts receivable, net realizable value of inventories, restructuring reserves, valuation of goodwill and intangible assets, pension and post retirement assumptions, useful lives associated with amortization and depreciation of intangibles and fixed assets, warranty reserves, income taxes and tax valuation reserves, environmental reserves, legal reserves, insurance reserves and the valuations of discontinued assets and liabilities.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, demand deposits and short-term investments which are highly liquid in nature and have original maturities at the time of purchase of three months or less.

Short-Term Investments

Short-term investments consist of bank term deposits that have original maturity dates that range from six to nine months. At December 31, 2009 and 2008, the Company had $223.8 million and $279.5 million of bank term deposits that earn a weighted average interest rate of 1.01% and 4.68%, respectively.

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

Fair Value of Financial Instruments

The carrying amount of cash and cash equivalents, trade receivables, accounts payable, notes payable and accrued expenses approximated fair value as of December 31, 2009 and 2008 due to the short maturity of less than one year for these instruments.

ASC 820, Fair Value Measurements and Disclosures (“ASC 820”) establishes a fair value hierarchy that requires the Company to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. A financial instruments categorization within the hierarchy is based on the lowest level of input that is significant to the fair value measurement. ASC 820 establishes three levels of inputs that may be used to measure fair value:

Level 1:  inputs are unadjusted quoted prices in active markets for identical assets or liabilities.

Level 2:  inputs other than level 1 that are observable, either directly or indirectly, such as quoted prices in active markets for similar assets and liabilities, quoted prices for identical or similar assets or liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of assets or liabilities.

DOVER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Level 3:  unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The following table sets forth the Company’s financial assets and liabilities that were measured at fair value on a recurring basis at December 31, 2009 by the level within the fair value hierarchy:

	Fair Value Measurements at December 31, 2009			Fair Value Measurements at December 31, 2008
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
	(In millions)			(In millions)

Short Term Investments	$223.8	$—	$—	$279.5	$—	$—

Short term investments are included in current assets in the Consolidated Balance Sheets, and generally consist of bank term deposits with original maturities greater than 90 days.

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

Property, Plant and Equipment

Property, plant and equipment includes the historic cost of land, buildings, equipment and significant improvements to existing plant and equipment or, in the case of acquisitions, a fair market value appraisal of such assets completed at the time of acquisition. Expenditures for maintenance, repairs and minor renewals are expensed as incurred. When property or equipment is sold or otherwise disposed of, the related cost and accumulated depreciation is removed from the respective accounts and the gain or loss realized on disposition is reflected in earnings. Depreciation expense was $159.6 million in 2009, $159.3 million in 2008 and $151.7 million in 2007 and was calculated on a straight-line basis for assets acquired during all periods presented. The Company depreciates its assets over their estimated useful lives as follows: buildings and improvements 5 to 31.5 years; machinery and equipment 3 to 7 years; furniture and fixtures 3 to 7 years; and vehicles 3 years.

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

The Company recognizes all derivatives as either assets or liabilities on the balance sheet and measures those instruments at fair value. If the derivative is designated as a fair value hedge and is effective, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings as offsets to the changes in fair value of the exposures being hedged in the same period. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive earnings and are recognized in earnings as the hedged transaction occurs. Ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings immediately.

Tests for hedge ineffectiveness are conducted periodically and any ineffectiveness found is recognized in the Consolidated Statements of Operations. The fair market value of all outstanding transactions is recorded in Other assets and deferred charges, or in the Other deferrals section of the balance sheet, as applicable. The corresponding

DOVER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

change in value of the hedged assets/liabilities is recorded directly in that section of the Consolidated Balance Sheets.

Goodwill

Goodwill is the excess of the acquisition cost of businesses over the fair value of the identifiable net assets acquired. In accordance with ASC 350, Intangibles — Goodwill and Other (“ASC 350”), the Company does not amortize goodwill. Instead, goodwill is tested for impairment annually unless indicators of impairment exist, such as a significant sustained change in the business climate, during the interim periods.

For 2009 and 2008, the Company identified 10 reporting units each year for its annual goodwill test which was performed as of September 30. Step one of the test compared the fair value of the reporting unit using a discounted cash flow method to its book value. This method uses the Company’s own market assumptions including projecting future cash flows, determining appropriate discount rates, and other assumptions which are reasonable and inherent in the discounted cash flow analysis. The projections are based on historical performance and future estimated results. These assumptions require significant judgment and actual results may differ from assumed and estimated amounts. Step two, which compares the book value of the goodwill to its implied fair value, was not necessary since there were no indicators of potential impairment from step one. For information related to the amount of the Company’s goodwill by segment, see Note 7.

Indefinite-Lived Intangible Assets

Similar to goodwill, the Company tests indefinite-lived, intangible assets (primarily trademarks) at least annually unless indicators of impairment exist, such as a significant sustained change in the business climate, during the interim periods. In performing these tests, the Company uses a discounted cash flow method to calculate and compare the fair value of the intangible to its book value. This method uses the Company’s own market assumptions which are reasonable and inherent in the discounted cash flow analysis. If the fair value is less than the book value of the intangibles, an impairment charge would be recognized. For information related to the amount of the Company’s intangible asset classes, see Note 7.

Long-Lived Assets

In accordance with ASC 360, Property Plant and Equipment (“ASC 360”) long-lived assets (including intangible assets that are amortized) are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, such as a significant sustained change in the business climate, during the interim periods. If an indicator of impairment exists for any grouping of assets, an estimate of undiscounted future cash flows is produced and compared to its carrying value. If an asset is determined to be impaired, the loss is measured by the excess of the carrying amount of the asset over its fair value as determined by an estimate of discounted future cash flows. There were no indicators of impairment noted during 2009.

Foreign Currency

Assets and liabilities of non-U.S. subsidiaries, where the functional currency is not the U.S. dollar, have been translated at year-end exchange rates and profit and loss accounts have been translated using weighted average yearly exchange rates. Adjustments resulting from translation have been recorded in the equity section of the balance sheet as cumulative translation adjustments. Assets and liabilities of an entity that are denominated in currencies other than an entity’s functional currency are remeasured into the functional currency using end of period exchange rates or historical rates where applicable to certain balances. Gains and losses related to these remeasurements are recorded within the Statements of Operations as a component of Other Expense (Income), net.

DOVER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Revenue Recognition

Revenue is recognized when all of the following circumstances are satisfied: a) persuasive evidence of an arrangement exists, b) price is fixed or determinable, c) collectability is reasonably assured, and d) delivery has occurred. In revenue transactions where installation is required, revenue can be recognized when the installation obligation is not essential to the functionality of the delivered products. Revenue transactions involving non-essential installation obligations are those which can generally be completed in a short period of time at insignificant cost and the skills required to complete these installations are not unique to the Company and in many cases can be provided by third parties or the customers. If the installation obligation is essential to the functionality of the delivered product, revenue recognition is deferred until installation is complete. In addition, when it is determined that there are multiple deliverables to a sales arrangement, the Company will allocate consideration received to the separate deliverables based on their relative fair values and recognize revenue based on the appropriate criteria for each deliverable identified. In a limited number of revenue transactions, other post-shipment obligations such as training and customer acceptance are required and, accordingly, revenue recognition is deferred until the customer is obligated to pay, or acceptance has been confirmed. Service revenue is recognized and earned when services are performed and is not significant to any period presented. The Company recognizes contract revenue under percentage of completion accounting using the cost to cost method as the measure of progress. The application of percentage of completion accounting requires estimates of future revenues and contract costs over the full term of the contract. The Company updates project cost estimates on a quarterly basis or more frequently, when changes in circumstances warrant.

Stock-Based Compensation

The Company records stock-based compensation expense on a straight-line basis, generally over the explicit service period of three years (except for retirement eligible employees and retirees). Awards granted to retirement eligible employees are expensed immediately and the Company shortens the vesting period, for expensing purposes, for any employee who will become eligible to retire within the three-year explicit service period. Expense for these employees is recorded over the period from the date of grant through the date the employee first becomes eligible to retire and is no longer required to provide service. For additional information related to stock-based compensation, including activity for 2009, 2008 and 2007, see Note 10.

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

ASC 740 specifies the way companies are to account for uncertainty in income tax reporting, and prescribes a methodology for recognizing, reversing and measuring the tax benefits of a tax position taken, or expected to be taken, in a tax return. The provisions of this guidance became effective January 1, 2007 and, as a result of adopting these provisions, the Company recorded a $58.2 million increase to reserves as a “cumulative effect” decrease to opening retained earnings as of January 1, 2007, of which $53.4 million was included in continuing operations. Including this “cumulative effect” adjustment, the Company had unrecognized tax benefits, net of indirect benefits and deposits, of $190.5 million at January 1, 2007, of which $35.4 million related to accrued interest and penalties. The portion of the unrecognized tax benefits at January 1, 2007 included in continuing operations totaled

DOVER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$147.6 million, of which $28.0 million related to accrued interest and penalties. For additional information on the Company’s income taxes and unrecognized tax benefits, see Note 11.

Research and Development Costs

Research and development costs, including qualifying engineering costs, are expensed when incurred and amounted to $178.3 million in 2009, $189.2 million in 2008 and $193.2 million in 2007.

Risk, Retention, Insurance

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

5.	Inventories

The following table displays the components of inventory:

	At December 31,	At December 31,
	2009	2008
	(In thousands)

Raw materials	$291,340	$319,407
Work in progress	136,726	144,017
Finished goods	191,853	231,507

Subtotal	619,919	694,931
Less LIFO reserve	49,061	58,810

Total	$570,858	$636,121

At December 31, 2009 and 2008, domestic inventories, determined by the LIFO inventory method amounted to $60.4 million and $56.4 million, respectively.

DOVER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Property, Plant & Equipment

The following table details the components of property, plant & equipment, net:

	At December 31,	At December 31,
	2009	2008
	(In thousands)

Land	$48,010	$49,015
Buildings and improvements	555,262	547,223
Machinery, equipment and other	1,840,638	1,792,615

	2,443,910	2,388,853
Accumulated depreciation	(1,614,988)	(1,516,719)

Total	$828,922	$872,134

7.	Goodwill and Other Intangible Assets

The changes in the carrying value of goodwill by segment through the year ended December 31, 2009 are as follows:

			Other				Other
			Adjustments				Adjustments
			Primarily				Primarily
		2008	Currency			2009	Currency
	12/31/07	Acquisitions	Translations		12/31/08	Acquisitions	Translations		12/31/09
	(In thousands)

Electronic Technologies	$1,024,857	$—	$(48,151	)(A)	$976,706	$—	$2,800		$979,506
Industrial Products	905,497	12,521	1,197		919,215	—	1,236		920,451
Fluid Management	536,163	43,872	(8,814)		571,221	43,882	2,829		617,932
Engineered Systems	793,212	—	(4,788)		788,424	49,807	(5,903	)(B)	832,328

Total	$3,259,729	$56,393	$(60,556)		$3,255,566	$93,689	$962		$3,350,217

(A)	Includes $38.0 million related to the sale of a line of business in the Electronic Technologies segment.

(B)	Includes $10.8 million related to purchase accounting adjustments in the Engineered Systems segment.

The changes in the carrying value of goodwill are as follows:

	2009	2008
	(In thousands)

Goodwill balance at January 1,	$3,415,288	$3,419,451
Accumulated impairment	159,722	159,722

Beginning balance, net Goodwill	3,255,566	3,259,729
Goodwill aquired during year	93,689	56,393
Cumulative translation effect	11,752	(17,206)
Impairment losses during the year	—	—
Goodwill related to sale of business	—	(43,350)
Purchase accounting and other adjustments	(10,790)	—

Goodwill ending balance	3,509,939	3,415,288

Accumulated impairment	159,722	159,722
Goodwill balance, net at December 31,	$3,350,217	$3,255,566

DOVER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The accumulated impairment balance of $159.7 million as of December 31, 2009 and 2008 consists of $99.8 million relating to the Industrial Products segment and $59.9 million relating to the Fluid Management segment.

The following table provides the gross carrying value and accumulated amortization for each major class of intangible assets:

	At December 31, 2009			At December 31, 2008
	Gross Carrying	Accumulated	Average	Gross Carrying	Accumulated
	Amount	Amortization	Life (Years)	Amount	Amortization
	(dollar amounts in thousands)

Amortized Intangible Assets:
Trademarks	$72,790	$16,492	15	$32,223	$12,453
Patents	128,041	84,092	16	129,233	79,241
Customer Intangibles	764,865	267,558	10	681,636	200,169
Unpatented Technologies	134,822	75,244	5	129,303	61,871
Non-Compete Agreements	3,396	3,310	5	3,475	3,400
Drawings & Manuals	11,922	6,523	11	13,653	5,441
Distributor Relationships	73,230	20,974	11	72,413	17,193
Other	20,344	12,722	5	22,725	10,270

Total	1,209,410	486,915	10	1,084,661	390,038

Unamortized Intangible Assets:
Trademarks	228,253			257,786

Total Intangible Assets	$1,437,663	$486,915		$1,342,447	$390,038

Total intangible amortization expense for the twelve months ended December 31, 2009, 2008 and 2007 was $98.6 million, $101.9 million and $92.1 million, respectively. Amortization expense, based on current intangible balances is estimated to be $81.5 million, $84.2 million, $83.9 million, $82.9 million and $76.1 million in 2010 through 2014, respectively.

8.	Accrued Expenses

The following table details the major components of other current accrued expenses:

	At December 31,	At December 31,
	2009	2008
	(In thousands)

Warranty	$47,980	$44,174
Taxes other than income	25,411	25,454
Unearned revenue	13,462	14,356
Accrued interest	28,226	28,839
Legal and environmental	9,622	6,064
Accrued commissions (Non Employee)	9,745	11,570
Accrued volume discounts	14,115	16,554
Restructuring and exit	13,203	10,112
Other(A)	57,531	52,496

	$219,295	$209,619

(A)	Includes other miscellaneous accrued expenses none of which are considered individually significant.

Prior to January 1, 2009, the Company initiated various restructuring programs at its operating companies and recorded severance and other restructuring costs in connection with purchase accounting for acquisitions (see

DOVER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 2 for additional detail). In addition, late in 2008, the Company announced plans to increase substantially the amount of restructuring efforts in response to the significant decline in global economic activity. For the twelve months ended December 31, 2009, approximately $21.9 million and $50.2 million of restructuring charges were recorded in cost of goods and services and selling and administrative expenses, respectively, in the Consolidated Statements of Operations. The Company does not anticipate significant restructuring charges in 2010.

The following table details the Company’s severance and exit reserve activity during 2009:

	Severance	Exit	Total
	(In thousands)

At December 31, 2008(A)	$7,203	$23,754	$30,957
Provision	53,106	18,996	72,102
Purchase accounting	—	(16,074)	(16,074)
Payments	(53,009)	(13,828)	(66,837)
Other, including impairments	852	(4,229)	(3,377)

At December 31, 2009(B)	$8,152	$8,619	$16,771

(A)	Includes $27.9 million related to purchase accounting accruals.

(B)	Includes $0.9 million related to purchase accounting accruals.

9.	Lines of Credit, Debt and Hedging Activities

During 2009, the Company repaid its $192.8 million outstanding balances of commercial paper and other short-term debt.

During the second quarter ended June 30, 2008, the Company repaid its $150 million 6.25% Notes due June 1, 2008. In addition, on March 14, 2008, the Company issued $350 million of 5.45% notes due 2018 and $250 million of 6.60% notes due 2038. The net proceeds of $594.1 million from the notes were used to repay borrowings under the Company’s commercial paper program, and were reflected in long-term debt in the Consolidated Balance Sheets at December 31, 2008. The notes and debentures are redeemable at the option of the Company in whole or in part at any time at a redemption price that includes a make-whole premium, with accrued interest to the redemption date.

During the first quarter of 2008, the Company entered into several interest rate swaps in anticipation of the debt financing completed on March 14, 2008 which, upon settlement, resulted in a net gain of $1.2 million which was deferred and will be amortized over the life of the related notes.

The Company may, from time to time, enter into interest rate swap agreements to manage its exposure to interest rate changes. Interest rate swaps are agreements to exchange fixed and variable rate payments based on notional principal amounts. There is an outstanding swap agreement for a total notional amount of $50.0 million, or CHF65.1 million, which swaps the U.S. dollar 6-month LIBOR rate and the Swiss Franc 6-month LIBOR rate. This agreement hedges a portion of the Company’s net investment in non-U.S. operations and matures on February 15, 2011. The fair value outstanding at December 31, 2009 and 2008, included a loss of $13.3 million and $12.0 respectively, which was based on quoted market prices for similar instruments ( Level 2 inputs under the ASC 820 hierarchy). The change in fair value of this hedge, which was not significant during 2009, is recorded in Cumulative Translation Adjustments and in Other Deferrals in the Consolidated Balance Sheets. This hedge is effective.

DOVER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

There are no amounts excluded from the assessment of hedge effectiveness and there are no credit risk related contingent features in the Company’s derivative instruments. In addition, the amount of gains or losses from hedging activity recorded in earnings is not significant and the amount of unrealized gains or losses from cash flow hedges which are expected to be reclassified to earnings in the next twelve months is not significant. The majority of the Company’s hedged exposure for forecasted transactions ranges in the length of time of up to one year. The Company believes it is probable that all forecasted cash flow transactions will occur.

The Company is exposed to credit loss in the event of nonperformance by counterparties to the financial instrument contracts held by the Company; however, nonperformance by the these counterparties is considered unlikely as the Company’s policy is to contract with highly rated diversified counterparties. See Note 4 for additional information on the Company’s derivative and hedging activity.

At December 31, 2008, the Company had open foreign exchange forward purchase contracts expiring through December 2010 related to cash flow and fair value hedges of foreign currency exposures. The fair values of these contracts were based on quoted market prices for identical instruments as of December 31, 2009 (Level 1 under the ASC 820 hierarchy). See Note 4 for additional information on the Company’s derivative and hedging activity.

The details of the open contracts related to as of December 31, 2009 are as follows:

	US Dollars Sold
	Expiration From 12/31/09
	Less Than 1				Average
Forward Currencies Purchased	Month	2-3 Months	4-6 Months	7-12 Months	Contract Rate
	(In thousands)

Japanese Yen	$1,796	$299	$—	$—	91.495
Japanese Yen	$—	$3,012	$—	$—	91.030
Euros	$—	$680	$—	$—	0.670

Collar	Put	Call	US Dollar Value

US Dollar to Euro	1.420	1.470	$4,000	Maturities from 3/29/10 - 12/31/10

			Chinese Yuan Value

Chinese Yuan to US Dollar	6.500	6.808	247,000	Maturities from 1/25/10 - 12/29/10

During the third quarter of 2008, the Company entered into a foreign currency hedge which was subsequently settled within the quarter. As a result of terminating the hedge, the Company recorded a gain of $2.4 million in the third quarter ended September 30, 2008.

On November 9, 2007, the Company entered into a $1 billion five-year unsecured revolving credit facility with a syndicate of banks (the “Credit Agreement”) which replaced a facility with substantially similar terms. At the Company’s election, loans under the Credit Agreement will bear interest at a Eurodollar or Sterling rate based on LIBOR, plus an applicable margin ranging from 0.130% to 0.35% (subject to adjustment based on the rating accorded the Company’s senior unsecured debt by S&P and Moody’s), or at a base rate pursuant to a formula defined in the Credit Agreement. In addition, the Credit Agreement requires the Company to pay a facility fee and a utilization fee in certain circumstances and imposes various restrictions on the Company such as, among other things, the requirement for the Company to maintain an interest coverage ratio of EBITDA to consolidated net interest expense of not less than 3.5 to 1. The Company was in compliance with all of its debt covenants at December 31, 2009 and had a coverage ratio of 9.1 to 1. The Company primarily uses this facility as liquidity back-up for its commercial paper program and has not drawn down any loans under the $1 billion facility and does not anticipate doing so. As of December 31, 2009, no commercial paper was outstanding.

During the third quarter of 2006, the Company closed a structured five-year, non-interest bearing, $165.1 million amortizing loan with a non-US lender, which also included a participation fee received by the Company of $9.9 million. The loan was recorded at face value. The Company also expects to incur a total of $5.7 million in debt related issuance costs over the course of the loan. Beginning in April 2007, the repayment schedule requires payments every April and September with the final payment to be made in July 2011. The participation fee will be

DOVER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

amortized ratably into Other Expense (income), net over the term of the loan and is recorded in Other Deferrals in the Consolidated Balance Sheets. The loan agreement includes a put and call provision that could have been exercised starting in June 2008 through the end of the loan term.

In November 2008, the Canadian Dollar Credit Facility with the Bank of Nova Scotia expired. The Company did not renew the facility in 2008.

Notes payable and current maturities of long-term debt shown on the Consolidated Balance Sheets for 2008 principally represented commercial paper issued in the U.S. The weighted average interest rate for short-term borrowings for the years 2009 and 2008 was 0.3% and 2.4%, respectively. The commercial paper balance was paid in full as of December 31, 2009.

The Company’s long-term debt with a book value of $1,860.9 million, of which $35.6 million matures in less than one year, had a fair value of approximately $1,954.6 million at December 31, 2009. On December 31, 2008, the Company’s long-term debt instruments had a book value of $1,892.9 million and a fair value of approximately $2,018.5 million. The estimated fair value of the long-term debt is based on quoted market prices for similar issues.

A summary of the Company’s long-term debt recorded at face amount, net of unamortized discount and the fair value of interest rate swaps is as follows for the years ended December 31:

		Weighted	Weighted
		Average	Average Effective
	Maturities	Interest Rate	Interest Rate	2009	Fair Value	2008	Fair Value
	(In thousands)

Notes*	2010 to 2038	5.57%	5.68%	$1,361,242	$1,441,389	$1,393,505	$1,509,355
Debentures **	2028 to 2035	5.89%	5.95%	495,234	513,180	495,039	509,150
Other long-term debt, including capital leases				4,408	N/A	4,379	N/A

Total long-term debt				1,860,884	1,954,569	1,892,923	2,018,505
Less current installments				35,624	N/A	32,194	N/A

Long-term debt, excluding current installments				$1,825,260	$1,954,569	$1,860,729	$2,018,505

*	Includes unamortized discount of $6.2 million and $7.1 million in 2009 and 2008, respectively.

**	Includes unamortized discount of $4.8 million and $5.0 million in 2009 and 2008, respectively.

Annual repayments of long-term debt are $35.6 million in 2010, 436.2 million in 2011, $0.0 million in 2012 through 2013, $190 million and $1,388.9 million thereafter. The Company’s Five-Year $1 Billion Revolving Credit Facility expires in 2012.

Interest expense for the years ended December 31, 2009, 2008 and 2007 was $116.2 million, $130.2 million and $112.3 million, respectively. Interest income for the years ended December 31, 2009, 2008 and 2007 was $15.8 million, $34.2 million and $22.7 million, respectively.

10.	Equity and Cash Incentive Program

2005 Equity and Cash Incentive Plan

On April 20, 2004, the shareholders approved the Dover Corporation 2005 Equity and Cash Incentive Plan (the “2005 Plan”) to replace the 1995 Incentive Stock Option Plan and 1995 Cash Performance Program (the “1995 Plan”), which expired on January 30, 2005. Under the 2005 Plan, a maximum aggregate of 20 million shares were reserved for grants (non-qualified and incentive stock options, stock settled stock appreciation rights (“SARs”), restricted stock, and performance share awards) to key personnel between February 1, 2005 and January 31, 2015, provided that no incentive stock options shall be granted under the plan after February 11, 2014 and a maximum of two million shares may be granted as restricted stock or performance share awards. The exercise price of options and SARs may not be less than the fair market value of the stock at the time the awards are granted. The period during which these options and SARs are exercisable is fixed by the Company’s Compensation Committee at the

DOVER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

time of grant, but generally may not commence sooner than three years after the date of grant, and may not exceed ten years from the date of grant. All stock options or SARs issued under the 1995 Plan or the 2005 Plan vest after three years of service and expire at the end of ten years. All stock options and SARs are granted at regularly scheduled quarterly Compensation Committee meetings (usually only at the meeting during the first quarter) and have an exercise price equal to the closing price of the Company’s stock on the New York Stock Exchange on the date of grant. New common shares are issued when options or SARs are exercised.

Performance Share Awards

In May 2009, the shareholders of the Company approved an amendment to the 2005 Plan allowing the granting of performance share awards that will become payable in common shares upon achievement of pre-established performance targets. The changes to the 2005 Plan are detailed in the Company’s Proxy Statement dated March 24, 2009 under the heading “Proposal 2 — Proposal to Approve Amendments to the 2005 Equity and Cash Incentive Plans.” Performance share awards granted under the 2005 Plan are being expensed over the three year period that is the requisite performance and service period. Awards shall become vested if (1) the Company achieves certain specified stock performance targets compared to a peer group of 38 companies and (2) the employee remains continuously employed by the company during the performance period. Partial vesting may occur for certain terminations not for cause and for retirements. The estimated compensation expense recognized for performance share awards is net of estimated forfeitures. The Company assesses performance levels quarterly. Compensation expense for the year ended December 31, 2009 was $0.6 million. Unrecognized compensation expense cost as of December 31, 2009 is $0.7 million which will be recognized over a weighted average period of 1.9 years.

		Weighted-Average
	Number of	Grant-Date
Performance Share Awards	Shares	Fair Value

Unvested at December 31, 2008	—	—
Granted	75,892	$35.79
Vested	—	—
Forfeited	(886)	35.79

Unvested at December 31, 2009	75,006	$35.79

The performance share awards are market condition awards and have been fair valued on the date of grant using the Monte Carlo simulation model with the following assumptions:

Q2 2009
Performance Shares	Grant

Risk-free interest rate	1.30%
Dividend yield	2.93%
Expected life (years)	2.7
Volatility	39.57%
Grant price	$32.47
Fair value granted	$35.79

DOVER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

SARs and Stock Options

In the first and second quarters of 2009, the Company issued SARs covering 2,796,124 and 29,577 shares, respectively under the 2005 Plan. In 2008, the Company issued 2,234,942 SARs under the 2005 Plan. No stock options were issued in 2009, 2008 or 2007 and the Company does not anticipate issuing stock options in the future. The fair value of each SAR grant was estimated on the date of grant using a Black-Scholes option-pricing model with the following assumptions:

	Q2 2009	Q1 2009	2008	2007
	Grant	Grant	Grant	Grant

Risk-free interest rate	3.44%	2.06%	3.21%	4.84%
Dividend yield	2.82%	3.23%	1.86%	1.43%
Expected life (years)	6.5	6.5	6.5	6.5
Volatility	32.20%	30.47%	26.09%	28.25%
Grant price	$35.50	$29.45	$42.30	$50.60
Fair value granted	$9.82	$6.58	$10.97	$16.65

DOVER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of activity for SARs and stock options for the years ended December 31, 2009, 2008 and 2007 is as follows:

	SARs				Stock Options
				Weighted					Weighted
				Average					Average
		Weighted		Remaining		Weighted			Remaining
		Average	Aggregate	Contractual		Average			Contractual
		Exercise	Intrinsic	Term		Exercise	Aggregate		Term
	Shares	Price	Value	(Years)	Shares	Price	Intrinsic Value		(Years)

Outstanding at 1/1/2007	1,715,510	$46.00			10,777,295	$35.38
Granted	1,731,882	50.60			—	—
Forfeited	(206,166)	48.11			(276,125)	37.02
Exercised	—	—	$—		(2,240,440)	33.74	$34,095,507

Outstanding at 12/31/2007	3,241,226	48.32	2,072,808	8.61	8,260,730	35.77	108,935,136

Exercisable at December 31, 2007 through February 14, 2014	—				6,253,310	$35.06

Outstanding at 1/1/2008	3,241,226	$48.32			8,260,730	$35.77
Granted	2,234,942	42.30			—	—
Forfeited	(373,193)	45.90			(139,826)	36.82
Exercised	—	—	$—		(2,040,458)	34.29	$15,806,826

Outstanding at 12/31/2008	5,102,975	45.82	—	8.23	6,080,446	36.22	35,359,392		4.29

Exercisable at December 31, 2008 through February 14, 2015	—				6,080,466	$36.22

Outstanding at 1/1/2009	5,102,975	$45.82			6,080,446	$36.22
Granted	2,825,701	29.51			—	—
Forfeited	(320,490)	38.85			(174,386)	31.06
Exercised	—	—	$—		(713,678)	34.63		(A)

Outstanding at 12/31/2009	7,608,186	40.05	—	7.89	5,192,382	36.62	8,903,120		3.48

Exercisable at December 31, 2009 through:
2010	—	—	—		227,834	$39.09	$—
2011	—	—	—		550,740	41.00	—
2012	—	—	—		695,451	37.92	—
2013	—	—	—		952,801	24.57	8,903,120
2014	—	—	—		1,162,736	41.25	—
2015	—	—	—		1,602,820	38.00	—
2016	1,477,658	46.00	—		—		—

Total exercisable at December 31, 2009	1,477,658	$46.00	—	6.09	5,192,382	$36.62	8,903,120		3.41

(A)	Cash received by the Company for stock options exercised during the year ended December 31, 2009 totaled $24.7 million.

Unrecognized compensation expense related to not yet exercisable SARs was $16.7 million at December 31, 2009. This cost is expected to be recognized over a weighted average period of 1.7 years. The fair value of options and SARs which became exercisable during the years ended December 31, 2009, 2008 and 2007 was $25.1 million, $26.2 million and $28.5 million, respectively.

DOVER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Additional Detail

	SARs Outstanding			SARs Exercisable
			Weighted Average			Weighted Average
		Weighted Average	Remaining Life		Weighted Average	Remaining Life
Range of Exercise Prices	Number	Exercise Price	in Years	Number	Exercise Price	in Years

$42.30-$50.60	4,907,517	$45.84	7.22	1,477,658	$46.00	6.09
$29.45-$35.50	2,700,669	$29.13	9.12	—	$—	—

	Options Outstanding			Options Exercisable
			Weighted Average			Weighted Average
		Weighted Average	Remaining Life		Weighted Average	Remaining Life
Range of Exercise Prices	Number	Exercise Price	in Years	Number	Exercise Price	in Years

$24.50-$31.00	953,701	$24.52	3.12	953,701	$24.52	3.12
$33.00-$39.00	2,518,305	$38.09	3.85	2,518,305	$38.09	3.85
$39.40-$43.00	1,720,376	$41.17	3.15	1,720,376	$41.17	2.92

The Company also has restricted stock authorized for grant (as part of the 2005 Plan), under which common stock of the Company may be granted at no cost to certain officers and key employees. In general, restrictions limit the sale or transfer of these shares during a two or three year period, and restrictions lapse proportionately over the two or three year period. The Company did not grant any restricted shares in 2009, 2008 or 2007, and there are no grants outstanding as of December 31, 2009.

The Company has a stock compensation plan under which non-employee directors are granted shares of the Company’s common stock each year as more than half of their compensation for serving as directors. During 2009, the Company issued an aggregate of 14,726 shares, of its common stock to eleven outside directors (after withholding 6,823 additional shares to satisfy tax obligations) as partial compensation for serving as directors of the Company during 2009. During 2008, the Company issued an aggregate of 29,213 shares, net, of its common stock to twelve outside directors (after withholding 11,582 additional shares to satisfy tax obligations) as partial compensation for serving as directors of the Company during 2008. During 2007, the Company issued an aggregate of 14,129 shares of its common stock, net, to twelve outside directors (after withholding an aggregate of 6,056 additional shares to satisfy tax obligations) as partial compensation for serving as directors of the Company during 2007.

11.	Income Taxes

Income taxes have been based on the following components of “Earnings Before Provision for Income Taxes and Discontinued Operations” in the Consolidated Statements of Operations:

	For the Years Ended December 31,
	2009	2008	2007
	(In thousands)

Domestic	$258,313	$527,509	$543,024
Foreign	233,305	418,510	369,343

	$491,618	$946,019	$912,367

Total income taxes were as follows:

	For the Years Ended December 31,
	2009	2008	2007
	(In thousands)

Taxes on income from continuing operations	$119,724	$251,261	$242,617
Credit to Stockholders’ equity for tax benefit related to stock option exercises	(425)	(8,449)	(10,319)

	$119,299	$242,812	$232,298

DOVER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Income tax expense (benefit) for the years ended December 31, 2009, 2008 and 2007 is comprised of the following:

	For the Year Ended December 31,
	2009	2008	2007
	(In thousands)

Current:
U.S. Federal	$71,269	$124,193	$180,595
State and local	5,191	24,060	14,006
Foreign	68,065	69,549	78,026

Total current — continuing	144,525	217,802	272,627
Deferred:

U.S. Federal	(12,985)	21,207	(30,066)
State and local	116	301	10,410
Foreign	(11,932)	11,951	(10,354)

Total deferred — continuing	(24,801)	33,459	(30,010)

Total expense — continuing	$119,724	$251,261	$242,617

Differences between the effective income tax rate and the U.S. Federal income statutory rate are as follows:

	For the Years Ended December 31,
	2009	2008	2007

U.S. Federal income tax rate	35.0%	35.0%	35.0%
State and local taxes, net of Federal income tax benefit	1.5	1.7	1.8
Foreign operations tax effect	(5.2)	(6.9)	(6.8)

Subtotal	(3.7)	(5.2)	(5.0)

R&E tax credits	(0.4)	(0.5)	(0.4)
Domestic manufacturing deduction	(0.9)	(0.7)	(1.0)
Foreign tax credits	1.2	(0.1)	(0.1)
Branch losses	(1.1)	(0.5)	(0.3)
Settlement of tax contingencies	(6.9)	(1.9)	(1.8)
Other, principally non-tax deductible items	1.2	0.5	0.2

Effective rate from continuing operations	24.4%	26.6%	26.6%

DOVER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The tax effects of temporary differences that give rise to future deferred tax assets and liabilities are as follows:

	At December 31,
	2009	2008
	(In thousands)

Deferred Tax Assets:
Accrued insurance	$9,794	$10,174
Accrued compensation, principally postretirement benefits and other employee benefits	103,800	116,781
Accrued expenses, principally for state income taxes, interest and warranty	73,147	75,115
Long-term liabilities, principally warranty, environmental, and exit costs	2,548	4,006
Inventories, principally due to reserves for financial reporting purposes and capitalization for tax purposes	25,593	24,259
Net operating loss and other carryforwards	106,009	79,880
Accounts receivable, principally due to allowance for doubtful accounts	9,786	7,448
Prepaid pension assets	7,947	11,345
Other assets	13,904	20,784

Total gross deferred tax assets	352,528	349,792

Valuation allowance	(43,171)	(55,486)

Total deferred tax assets	$309,357	$294,306

Deferred Tax Liabilities:
Accounts receivable	$(9,098)	$(9,372)
Plant and equipment, principally due to differences in depreciation	(46,831)	(47,687)
Intangible assets, principally due to different tax and financial reporting bases and amortization lives	(475,773)	(477,966)

Total gross deferred tax liabilities	$(531,702)	$(535,025)

Net deferred tax liability	$(222,345)	$(240,719)

The components of the net deferred tax liability are classified as follows in the consolidated balance sheets:

Current deferred tax asset	$69,999	$73,686
Non-current deferred tax liability	(292,344)	(314,405)

The Company has loss carryforwards for U.S. federal and non-U.S. purposes as of December 31, 2009 of $8.4 million and $73.8 million, respectively, and as of December 31, 2008, $21.3 million and $65.4 million, respectively. The federal loss carryforwards are available for use against the Company’s consolidated federal taxable income and expire in 2024. The entire balance of the non-U.S. losses is available to be carried forward, with $20.4 million of these losses beginning to expire during the years 2010 through 2029. The remaining $53.4 million of such losses can be carried forward indefinitely.

The Company has loss carryforwards for state purposes as of December 31, 2009 and 2008 of $220.9 and $205.3 million, respectively. The state loss carryforwards are available for use by the Company between 2010 and 2028.

The Company has non-U.S. tax credit carryforwards of $56.0 million and $27.9 million at December 31, 2009 and 2008, respectively, that are available for use by the Company between 2010 and 2019.

The Company has research and development credits of $3.9 million at December 31, 2009 and at December 31, 2008 that are available for use by the Company between 2010 and 2026.

At December 31, 2009 and 2008, the Company had available alternative minimum tax credits of $3.1 million, which are available for use by the Company indefinitely, and alternative minimum tax non-U.S. tax credits of $11.7 million that are available for use by the Company between 2010 and 2026.

DOVER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company maintains valuation allowances by jurisdiction against the deferred tax assets related to certain of these carryforwards as utilization of these tax benefits is not assured for certain jurisdictions.

The Company has not provided for U.S. federal income taxes or tax benefits on the undistributed earnings of its international subsidiaries because such earnings are reinvested and it is currently intended that they will continue to be reinvested indefinitely. At December 31, 2009, the Company has not provided for federal income taxes on earnings of approximately $668.9 million from its international subsidiaries.

In 2009 and 2008, the Company recognized $33.7 and $18.3 million, respectively, in tax benefits related to the resolution of various state and U.S. income tax issues.

Unrecognized Tax Benefits

Effective January 1, 2007, the Company adopted certain provisions of ASC 740. See Note 4 for additional information on the impact of adoption on the Company’s Consolidated Financial Statements.

The Company files Federal income tax returns, as well as multiple state, local and non-U.S. jurisdiction tax returns. The Company is no longer subject to examinations of its federal income tax returns by the Internal Revenue Service (“IRS”) for years through 2006. All significant state and local, and international matters have been concluded for years through 1993 and 2000, respectively. With the exception of matters in litigation, for which an estimate cannot be made due to uncertainties, the Company does not believe it is reasonably possible that its unrecognized tax benefits will significantly change within the next twelve months.

The following table is a reconciliation of the beginning and ending balances of the Company’s unrecognized tax benefits:

Continuing	Discontinued	Total
(In thousands)

Unrecognized tax benefits at January 1, 2008	$188,758	$34,987	$223,745
Additions based on tax positions related to the current year	24,015	—	24,015
Additions for tax positions of prior years	25,866	22,578	48,444
Reductions for tax positions of prior years	(19,267)	(10,906)	(30,173)
Settlements	(2,859)	—	(2,859)
Lapse of statutes	(11,466)	—	(11,466)

Unrecognized tax benefits at December 31, 2008	205,047	46,659	251,706

Additions based on tax positions related to the current year	46,133	39,480	85,613
Additions for tax positions of prior years	5,622	2,741	8,363
Reductions for tax positions of prior years	(9,497)	(2,014)	(11,511)
Settlements	(41,869)	(5,914)	(47,783)
Lapse of statutes	(7,074)	(2,748)	(9,822)

Unrecognized tax benefits at December 31, 2009	$198,362	(A)	$78,204	$276,566

(A)	If recognized, the net amount of potential tax benefits that would impact the Company’s effective tax rate is $159.9 million. During the years ended December 31, 2009, 2008 and 2007, the Company recorded potential interest and penalty expense of $5.0 million, $(0.6) million and $12.9 million, respectively, related to its unrecognized tax benefits as a component of provision for income taxes. The Company had accrued interest and penalties of $46.5 million at December 31, 2009 and $45.9 million at December 31, 2008.

12.	Commitments and Contingent Liabilities

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

DOVER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

be immaterial to the Company. In addition, a few of the Company’s subsidiaries are involved in ongoing remedial activities at certain plant sites, in cooperation with regulatory agencies, and appropriate reserves have been established.

The Company and certain of its subsidiaries are also parties to a number of other legal proceedings incidental to their businesses. These proceedings primarily involve claims by private parties alleging injury arising out of use of the Company’s products, exposure to hazardous substances or patent infringement, litigation and administrative proceedings involving employment matters and commercial disputes. Management and legal counsel periodically review the probable outcome of such proceedings, the costs and expenses reasonably expected to be incurred, the availability and extent of insurance coverage, and established reserves. While it is not possible at this time to predict the outcome of these legal actions or any need for additional reserves, in the opinion of management, based on these reviews, it is unlikely that the disposition of the lawsuits and the other matters mentioned above will have a material adverse effect on the financial position, results of operations, cash flows or competitive position of the Company.

The Company leases certain facilities and equipment under operating leases, many of which contain renewal options. Total rental expense, net of insignificant sublease rental income, for all operating leases was $74.9 million, $76.7 million and $70.5 million for the years ended December 31, 2009, 2008 and 2007, respectively. Contingent rentals under the operating leases were not significant.

The aggregate future minimum lease payments for operating and capital leases as of December 31, 2009 are as follows:

	Operating	Capital
	(In thousands)

2010	$49,943	$1,140
2011	42,852	1,123
2012	32,870	899
2013	24,262	742
2014	19,854	569
2015 and thereafter	70,346	988

Warranty program claims are provided for at the time of sale. Amounts provided for are based on historical costs and adjusted for new claims. A rollforward of the warranty reserve is as follows:

	2009	2008
	(In thousands)

Beginning Balance January 1	$56,137	$55,446
Provision for warranties	34,342	43,153
Increase from acquisitions	3,838	102
Settlements made	(34,781)	(38,420)
Other adjustments	177	(4,144)

Ending Balance December 31	$59,713	$56,137

13.	Employee Benefit Plans

The Company offers a defined contribution plan to most of its employees. The Company also has defined benefit pension plans (the “plans”) covering certain employees of the Company and its subsidiaries. The plans’ benefits are generally based on years of service and employee compensation. The Company’s funding policy is consistent with the funding requirements of the Employment Retirement Income Security Act (“ERISA”) and applicable international laws. The Company adopted certain provisions of ASC 715 on December 31, 2006 and, in accordance with the standard, the Company used a measurement date of December 31st for its pension and other postretirement benefit plans for the years ended December 31, 2008 and thereafter. Prior to 2008, the Company used a September 30th measurement date for the majority of its defined benefit plans.

DOVER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The assets of the plans are invested to achieve an appropriate return for the plans consistent with a prudent level of risk. The asset return objective is to achieve, as a minimum over time, the passively managed return earned by market index funds, weighted in the proportions outlined by the asset class exposures identified in the plans’ strategic allocation. The fair value of the majority of the plans’ assets were determined by the plans’ trustees using quoted market prices for identical instruments ( Level 1 inputs under the ASC 820 hierarchy) as of December 31, 2009. The fair value of various other investments were determined by the plans’ trustees using directly observable market corroborated inputs, including quoted prices for similar assets ( Level 2 inputs under the ASC 820 hierarchy). There are no investments within the Level 3 fair value hierarchy. The following is a description of the valuation methodologies used for assets at fair value:

Common stock: valued at prices obtained from exchanges where the stock is traded.

Fixed income investments: these investments consist of corporate bonds which are valued in active markets in which the bonds are traded. Other corporate bonds are valued based on yields currently available on comparable securities of issuers with similar credit ratings. Other fixed income securities include U.S. Government and municipal securities. These investments are valued based on quoted prices in active markets in which the security is traded or are valued based on yield curves and credit information evaluated in pricing models.

Debt, equity and other funds: investments are valued using Net Asset Value (“NAV”) which is based on the underlying value of the assets owned by the funds, minus liabilities, then divided by the number of shares outstanding. The NAV is a quoted price in an active market.

The expected return on assets assumption used for pension expense was developed through analysis of historical market returns, current market conditions and the past experience of plan asset investments. In developing the expected return on asset assumption, estimates of future market returns by asset category are less than actual long-term historical returns in order to best anticipate future experience. Overall, it is projected that the investment of plan assets will achieve a 7.75% net return over time from the asset allocation strategy.

The Company’s discount rate assumption is determined by developing a yield curve based on high quality corporate bonds with maturities matching the plans’ expected benefit payment streams. The plans’ expected cash flows are then discounted by the resulting year-by-year spot rates.

The Company also provides, through non-qualified plans, supplemental retirement benefits in excess of qualified plan limits imposed by Federal tax law. These plans are supported by the general assets of the Company.

DOVER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Obligations and Funded Status

	Qualified		Non Qualified
	Defined Benefits		Supplemental Benefits		Post-Retirement Benefits
	2009	2008	2009	2008	2009	2008
	(In thousands)

Change in benefit obligation
Benefit obligation at beginning of year	$484,891	$500,915	$152,695	$153,538	$16,470	$15,874
Benefits earned during the year	13,971	13,042	6,188	7,688	314	274
Interest cost	28,936	28,337	8,688	9,434	959	954
Plan participants’ contributions	1,014	446	—	—	172	190
Benefits paid	(27,699)	(31,393)	(26,828)	(15,669)	(1,597)	(1,998)
Federal Subsidy on benefits paid	—	—	—	—	130	130
Actuarial (gain) loss	20,469	6,131	(13,388)	(7,908)	538	1,102
Business acquisitions/divestures	7,241	—	—	—	—	—
Amendments	227	997	—	2,888	(1,657)	—
Settlements and curtailments	(6,963)	(445)	—	—	—	—
Effect of adoption of ASC 715 measurement date	—	(1,734)	—	2,724	—	(56)
Currency rate changes	10,322	(31,405)	—	—	—	—
Other	8,797	—	—	—	—	—

Benefit obligation at end of year	541,206	484,891	127,355	152,695	15,329	16,470

Change in Plan Assets
Fair value of plan assets at beginning of year	410,711	506,876	—	—	—	—
Actual return on plan assets	23,992	(76,299)	—	—	—	—
Company contributions	50,701	35,400	26,828	15,669	1,425	1,808
Employee contributions	1,014	446	—	—	172	190
Benefits paid	(27,699)	(31,393)	(26,828)	(15,669)	(1,597)	(1,998)
Acquisitions	6,361	—	—	—	—	—
Settlements and curtailments	(6,547)	1,266	—	—	—	—
Effect of adoption of ASC 715 measurement date	—	(713)	—	—	—	—
Currency rate changes	7,191	(24,872)	—	—	—	—
Other	1,917	—	—	—	—	—

Fair value of plan assets at end of year	467,641	410,711	—	—	—	—

Funded status	(73,565)	(74,180)	(127,355)	(152,695)	(15,329)	(16,470)

Accrued benefit cost	$(73,565)	$(74,180)	$(127,355)	$(152,695)	$(15,329)	$(16,470)

Amounts recognized in the statement of financial position consist of:
Assets and Liabilities
Other assets and deferred charges	$3,339	$2,293	$—	$—	$—	$—
Accrued compensation and employee benefits	(1,527)	(792)	(14,468)	(33,418)	(1,189)	(1,168)
Other deferrals (principally compensation)	(75,377)	(75,681)	(112,887)	(119,277)	(14,140)	(15,302)

Total Assets and Liabilities	(73,565)	(74,180)	(127,355)	(152,695)	(15,329)	(16,470)

Net actuarial (gains) losses	165,935	141,447	(15,045)	(1,658)	(2,881)	(3,850)
Prior service (credit) cost	8,133	9,181	57,363	65,069	(2,671)	(1,185)
Net asset at transition, other	(198)	(167)	—	—	—	—
Deferred taxes	(58,426)	(52,661)	(14,812)	(22,194)	1,885	1,762

Total Accumulated other comprehensive (earnings) loss, net of tax	115,444	97,800	27,506	41,217	(3,667)	(3,273)

Net amount recognized at December 31,	$41,879	$23,620	$(99,849)	$(111,478)	$(18,996)	$(19,743)

Accumulated benefit obligations	$494,690	$444,633	$93,956	$104,645

Information for plans with accumulated benefit obligations in excess of plan assets:
ABO	$120,278	$345,853	$93,956	$104,645
PBO	127,928	377,122	127,356	152,696
Fair value of plan assets	71,003	305,936	—	—

Net Periodic Cost

The cost of contractual termination benefits were $0.4 million in 2007. There were no costs related to contractual termination benefits recorded in 2009 or 2008.

DOVER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

				Non-Qualified
	Qualified Defined Benefits			Supplemental Benefits			Post-Retirement Benefits
	2009	2008	2007	2009	2008	2007	2009	2008	2007
	(In thousands)

Expected return on plan assets	$(34,612)	$(34,341)	$(32,760)	$—	$—	$—	—	$—	$—
Service Cost	13,971	13,042	15,215	6,188	7,688	8,156	314	274	358
Interest Cost	28,936	28,337	27,482	8,688	9,434	9,146	959	954	1,102
Amortization of:
Prior service cost (income)	1,292	1,343	1,506	7,706	7,463	7,086	(172)	(172)	(172)
Transition obligation	(43)	(53)	(237)	—	—	—	—	—	—
Recognized actuarial (gain) loss	5,216	3,933	10,144	—	—	586	(426)	(478)	(112)
Settlement and curtailments (gain) loss	(795)	(1,149)	2,400	(1)	—	—	—	—	—

Total net periodic benefit cost	$13,965	$11,112	$23,750	$22,581	$24,585	$24,974	$675	$578	$1,176

Assumptions

The weighted-average assumptions used in determining the benefit obligations were as follows:

			Non-Qualified
	Qualified Defined Benefits		Supplemental Benefits		Post-Retirement Benefits
	2009	2008	2009	2008	2009	2008

Discount rate	5.95%	6.10%	5.95%	6.10%	5.50%	6.00%
Average wage increase	4.26%	4.33%	4.50%	6.00%	—	—
Ultimate medical trend rate	—	—	—	—	5.00%	5.00%

The weighted average assumptions used in determining the net periodic cost were as follows:

				Non-Qualified
	Qualified			Supplemental			Post-Retirement
	Defined Benefits			Benefits			Benefits
	2009	2008	2007	2009	2008	2007	2009	2008	2007

Discount rate	6.10%	6.10%	5.60%	6.10%	6.25%	5.75%	6.00%	6.00%	5.75%
Average wage increase	4.26%	4.20%	4.30%	6.00%	6.00%	6.00%	—	—	—
Expected return on plan assets	7.37%	6.40%	7.40%	—	—	—	—	—	—
Ultimate medical trend rate	—	—	—	—	—	—	5.00%	5.00%	5.00%

Plan Assets

The actual and target weighted-average asset allocation for benefit plans was as follows:

	December	December	Current
	2009	2008	Target

Equity — domestic	39%	29%	35%
Equity — international	21%	20%	22%
Fixed income — domestic	34%	41%	35%
Real estate	6%	10%	8%

Total	100%	100%	100%

DOVER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fair Value Hierarchy

The fair value of the plan’s assets by their fair value hierarchy levels was as follows:

	As of December 31, 2009
				Total Fair
	Level 1	Level 2	Level 3	Value
	(In thousands)

Assets:
Common stocks	$110,729	$6,948	$—	$117,677
Fixed income investments	11,073	133,706	—	144,779
Debt equity and real estate funds	79,464	114,298	—	193,762
Cash and cash equivalents	11,423	—	—	11,423

Total assets	$212,689	$254,952	$—	$467,641

Future Estimates

Benefit Payments

Estimated future benefit payments to retirees, which reflect expected future service, are as follows:

	Qualified	Non-Qualified
	Defined	Supplemental	Post-Retirement
	Benefits	Benefits	Benefits
	(In thousands)

2010	$31,363	$14,468	$1,189
2011	30,838	14,967	1,207
2012	33,102	12,498	1,248
2013	34,193	10,708	1,492
2014	34,383	4,197	1,524
2015-2019	183,661	71,194	5,504

Contributions

Estimated contributions to be made during 2010 are as follows:

	Qualified	Non-Qualified
	Defined	Supplemental
	Benefit	Benefits
	(In thousands)

To plan assets	$32,434	$—
To plan participants	1,000	14,468

DOVER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2010 Amortization Expense

Estimated amortization expense for 2010 related to amounts in Accumulated Other Comprehensive Earnings (Loss) at December 31, 2009 is as follows:

		Non-Qualified
	Qualified	Supplemental
	Defined Benefits	Benefits	Post-Retirement
	(In thousands)

Amortization of:
Prior service cost (income)	$1,288	$7,707	$(409)
Transition obligation	(45)	—	—
Recognized actuarial (gain) loss	5,672	(209)	(396)

Total	$6,915	$7,498	$(805)

Pension cost for all defined contribution, defined benefit, and supplemental plans was $72.9 million for 2009, $81.7 million for 2008 and $83.6 million for 2007.

For post-retirement benefit measurement purposes, a 8.5% annual rate of increase in the per capita cost of covered benefits (i.e., health care cost trend rates) was assumed for 2010. The rate was assumed to decrease gradually to 5% by the year 2018 and remain at that level thereafter. The health care cost trend rate assumption can have an effect on the amounts reported. For example, increasing (decreasing) the assumed health care cost trend rates by one percentage point in each year would increase (decrease) the accumulated post-retirement benefit obligation as of December 31, 2009 by $0.2 million ($0.2 million) and would have a negligible impact on the net post-retirement benefit cost for 2009.

The post-retirement benefit plans cover approximately 1,924 participants, approximately 1,082 of whom are eligible for medical benefits. The plans are effectively closed to new entrants. The post-retirement benefit obligation amounts at December 31, 2009 and 2008 include approximately $4.8 million and $4.6 million in obligations, respectively, recorded in discontinued operations.

14.	Segment Data

The Company identifies its operating segments through the underlying management reporting structure related to its operating companies and through commonalities related to products, processes, distribution and/or markets served. The Company’s segment structure allows the management of each segment to focus its attention on particular markets and provide oversight capacity to acquire additional businesses.

The Company’s four reportable segments are briefly described below:

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

Engineered Systems manufactures or assembles the following products: refrigeration systems, display cases, walk-in coolers, food service equipment, commercial kitchen air and ventilation systems, heat transfer equipment, and food and beverage packaging machines. The segment also manufactures product identification related products such as industrial marking and coding systems used to code information (e.g., dates and serial numbers) on consumer products. In addition, the segment produces several printing products for cartons used in warehouse logistics operations as well as bar code printers and portable printers.

DOVER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Selected financial information by market segment is as follows:

	For the Years Ended December 31,
	2009	2008	2007
	(In thousands) except margin information

REVENUE
Industrial Products	$1,621,792	$2,459,505	$2,407,260
Engineered Systems	1,861,936	2,010,350	2,052,058
Fluid Management	1,270,910	1,714,046	1,482,008
Electronic Technologies	1,026,954	1,396,131	1,390,103
Intra — segment eliminations	(5,903)	(11,144)	(14,159)

Total consolidated revenue	$5,775,689	$7,568,888	$7,317,270

EARNINGS FROM CONTINUING OPERATIONS
Segment Earnings:
Industrial Products	$139,757	$299,740	$312,486
Engineered Systems	227,268	278,553	291,727
Fluid Management	259,269	385,317	304,576
Electronic Technologies	83,694	193,641	180,337

Total segments	709,988	1,157,251	1,089,126
Corporate expense / other	(117,995)	(115,195)	(87,170)
Net interest expense	(100,375)	(96,037)	(89,589)
Earnings from continuing operations before provision for income taxes and discontinued operations	491,618	946,019	912,367

Provision for taxes	119,724	251,261	242,617

Earnings from continuing operations — total consolidated	$371,894	$694,758	$669,750

OPERATING MARGINS (pre-tax)
Segments:
Industrial Products	8.6%	12.2%	13.0%
Engineered Systems	12.2%	13.9%	14.2%
Fluid Management	20.4%	22.5%	20.6%
Electronic Technologies	8.1%	13.9%	13.0%
Total Segments	12.3%	15.3%	14.9%
Earnings from continuing operations	8.5%	12.5%	12.5%

DOVER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Selected financial information by market segment (continued, in thousands):

TOTAL ASSETS AT DECEMBER 31:	2009	2008	2007

Industrial Products	$1,874,242	$2,069,743	$2,142,969
Engineered Systems	1,818,750	1,729,331	1,839,670
Fluid Management	1,267,388	1,231,391	1,156,089
Electronic Technologies	1,751,826	1,820,173	2,006,882
Corporate (principally cash and equivalents and marketable securities)	1,053,496	963,494	770,040

Total continuing assets	7,765,702	7,814,132	7,915,650
Assets from discontinued operations	116,701	69,106	152,757

Consolidated total	$7,882,403	$7,883,238	$8,068,407

	For the Years Ended December 31,
DEPRECIATION and AMORTIZATION (continuing)	2009	2008	2007

Industrial Products	$71,453	$73,516	$69,739
Engineered Systems	60,106	61,062	54,580
Fluid Management	54,023	49,962	43,700
Electronic Technologies	71,544	75,587	74,720
Corporate	1,097	1,027	1,037

Consolidated total	$258,223	$261,154	$243,776

CAPITAL EXPENDITURES (continuing)
Industrial Products	$23,750	$43,194	$40,842
Engineered Systems	34,740	33,609	43,207
Fluid Management	34,424	61,054	51,197
Electronic Technologies	25,725	37,730	37,946
Corporate	1,370	208	461

Consolidated total	$120,009	$175,795	$173,653

	Revenue			Long-Lived Assets
	For the Years Ended December 31,			At December 31,
	2009	2008	2007	2009	2008

United States	$3,257,152	$4,246,792	$4,110,359	$543,886	$576,501
Europe	1,078,308	1,544,144	1,489,316	120,362	138,829
Other Americas	463,176	642,673	614,769	36,666	32,072
Total Asia	791,292	968,169	927,685	103,192	108,556
Other	185,761	167,110	175,141	24,816	16,176

	$5,775,689	$7,568,888	$7,317,270	$828,922	$872,134

Revenue is attributed to regions based on the location of the Company’s customer, which in some instances is an intermediary and not necessarily the end user. Long-lived assets are comprised of net property, plant and equipment. The Company’s operating companies are based primarily in the United States of America and Europe. The Company’s businesses serve thousands of customers, none of which accounted for more than 10% of consolidated revenue. Accordingly, it is impractical to provide revenue from external customers for each product and service sold by segment.

DOVER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.	Shareholders’ Equity

The Company has the authority to issue up to 100,000 shares of $100 par value preferred stock and up to 500,000,000 shares of $1 par value common stock. None of the preferred stock has been issued. As of December 31, 2009 and 2008, 247,343,411 and 246,615,007 shares of common stock were issued, respectively. In addition, the Company had 60,467,393 and 60,618,384 shares in treasury, held at cost, as of December 31, 2009 and 2008, respectively.

Share Repurchases

2009

The Company had no share repurchases in 2009. In May 2007, the Board of Directors authorized the repurchase of up to 10,000,000 shares through May 2012. Approximately 8.9 million shares remain authorized for repurchase under the five year authorization as of December 31, 2009.

2008

During the fourth quarter of 2007, the Board of Directors approved a $500 million share repurchase program authorizing repurchases of the Company’s common shares through the end of 2008. During the twelve months ended December 31, 2008, the Company repurchased 10,000,000 shares of its common stock in the open market at an average price of $46.15 per share. As of December 31, 2008, all shares authorized by the program were purchased.

2007

During the third quarter of 2007, the Board of Directors approved a share repurchase program authorizing the repurchase of 10,000,000 common shares. The Company entered into an accelerated share repurchase agreement on August 2, 2007 (“ASR”) under which it purchased 6,000,000 shares of its common stock at an initial purchase price of $51.64 per share. Upon final settlement of this ASR in the fourth quarter of 2007, the final economic purchase price was $48.36 per share, representing an average of the volume weighted average price of the Company’s common stock during the outstanding period less a negotiated discount amount. In addition, during 2007, the Company made other open market purchases of its common stock totaling 6.4 million shares at an average price of $46.78 per share.

DOVER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16.	Quarterly Data (Unaudited)

			Continuing Operations			Net Earnings
				Per Share -	Per Share -		Per Share -	Per Share -
Quarter	Revenue	Gross Profit	Earnings	Basic	Diluted	Net Earnings	Basic	Diluted
	(In thousands, except per share data)

2009
First	$1,379,086	$482,144	$61,096	$0.33	$0.33	$53,428	$0.29	$0.29
Second	1,390,331	493,310	100,874	0.54	0.54	97,080	0.52	0.52
Third	1,499,611	558,266	107,484	0.58	0.58	106,884	0.57	0.57
Fourth	1,506,661	565,434	102,440	0.55	0.55	99,046	0.53	0.53

	$5,775,689	$2,099,154	$371,894	2.00	1.99	$356,438	1.91	1.91

2008
First	$1,865,486	$679,545	$147,930	$0.77	$0.77	$147,176	$0.76	$0.76
Second	2,010,978	739,620	186,911	0.99	0.98	135,277	0.72	0.71
Third	1,965,776	704,343	190,335	1.02	1.01	187,651	1.01	1.00
Fourth	1,726,648	606,499	169,582	0.91	0.91	120,727	0.65	0.65

	$7,568,888	$2,730,007	$694,758	3.69	3.67	$590,831	3.13	3.12

All quarterly and full-year periods reflect the impact of certain operations that were discontinued. As a result, the quarterly data presented above will not agree to previously issued quarterly financial statements.

17. Subsequent Events

The Company assessed events occurring subsequent to December 31, 2009 and through our filing, dated February 19, 2010, for potential recognition and disclosure in the consolidated financial statements. No events have occurred that would require adjustment to or disclosure in the consolidated financial statements which were issued on February 19, 2010.

18. Adoption of New Accounting Standards

In December 2007, the FASB issued authoritative guidance under ASC 805, which retains the fundamental requirements that the acquisition method of accounting (the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. In general, the statement (1) extends its applicability to all events where one entity obtains control over one or more other businesses, (2) broadens the use of fair value measurements used to recognize the assets acquired and liabilities assumed, (3) changes the accounting for acquisition related fees and restructuring costs incurred in connection with an acquisition, and (4) increases required disclosures. The Company has applied the provisions of this guidance prospectively to business combinations for which the acquisition date is on or after January 1, 2009. The impact of these provisions did not have a material effect on the Company’s consolidated financial statements since its adoption.

In April 2009, the FASB issued authoritative guidance under ASC 805 for the initial recognition and measurement, subsequent measurement and accounting, and disclosures for assets and liabilities arising from contingencies in business combinations. ASC 805 eliminates the distinction between contractual and non-contractual contingencies. The Company has applied the provisions of this guidance prospectively to business combinations for which the acquisition date is on or after January 1, 2009. The impact of these provisions did not have a material effect on the Company’s consolidated financial statements since its adoption.

DOVER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In April 2008, the FASB issued authoritative guidance under ASC 350 and ASC 275, Risks and Uncertainties (“ASC 275”), to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the intangible asset. ASC 350 and ASC 275 amend the factors to be considered when developing renewal or extension assumptions that are used to estimate an intangible asset’s useful life. The guidance is to be applied prospectively to intangible assets acquired after December 31, 2008. In addition, ASC 350 and ASC 275 increase the disclosure requirements related to renewal or extension assumptions. The Company has applied the provisions of this guidance to business combinations for which the acquisition date is on or after January 1, 2009. The impact of ASC 350 and ASC 275 did not have a material effect on the Company’s consolidated financial statements since its adoption.

In December 2008, the FASB issued authoritative guidance under ASC 715, Compensation — Retirement Benefits (“ASC 715”) which amends the disclosure requirements about plan assets of a defined pension or other postretirement plan. The provisions of this guidance require disclosure of (1) how investment allocation decisions are made, including factors that are pertinent to an understanding of the investment policies and strategies, (2) the fair value of each major category of plan assets, (3) the inputs and valuation techniques used to determine fair value and (4) an understanding of significant concentration of risk in plan assets. The provisions of this guidance become effective for fiscal years ending after December 15, 2009 and are to be applied prospectively. The adoption of the amendments under ASC 715 did not have a material impact on the Company’s consolidated financial statements.

Effective December 31, 2006, the Company applied certain provisions of ASC 715 which required companies to report the funded status of their defined benefit pension and other postretirement benefit plans on their balance sheets as a net liability or asset. Upon adoption at December 31, 2006, the Company recorded a net reduction to shareholders’ equity of $123.5 million, net of tax. In addition, effective for fiscal years ending after December 15, 2008, the new standard required companies to measure benefit obligations and plan assets as of a company’s fiscal year end (December 31, 2008 for the Company), using one of the methods prescribed in the standard. The Company adopted the new valuation date requirements using the 15-month alternative, as prescribed in the standard, which resulted in a charge of approximately $5.8 million, net of tax, to retained earnings during the fourth quarter of 2008.

In May 2009, the FASB issued authoritative guidance under ASC 855, Subsequent Events (“ASC 855”) which establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. ASC 855 became effective for interim or annual financial periods ending after June 15, 2009 and was adopted in the second quarter of 2009. The adoption of ASC 855 did not have a material effect on the Company’s consolidated financial statements.

In June 2009, the FASB issued authoritative guidance under ASC 105, Generally Accepted Accounting Principles (“ASC 105”), which establishes the FASB Accounting Standards Codification (“Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles. ASC 105 became effective for financial statements issued for interim periods ended after September 15, 2009. All content within the Codification carries the same level of authority. The adoption of ASC 105 did not have a material effect on the Company’s consolidated financial statements.

In September 2006, the FASB issued authoritative guidance under ASC 820, Fair Value measurement and disclosures (“ASC 820) which defines fair value, establishes a framework for measuring fair value in U.S. GAAP, and expands disclosures about fair value measurements. For financial assets and liabilities, this guidance was effective for fiscal periods beginning after November 15, 2007 and did not require any new fair value measurements. The adoption of this guidance on January 1, 2008 did not have a material effect on the Company’s consolidated financial statements. In February 2008, the FASB delayed the effective date for nonfinancial assets and liabilities to

DOVER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

fiscal years beginning after November 15, 2008, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The adoption of the provisions of ASC 820 related to “non-financial assets” did not have a material effect on the Company’s consolidated financial statements.

In April 2009, the FASB issued authoritative guidance under ASC 825, Financial Instruments (“ASC 825”) to require disclosures about fair value of financial instruments not measured on the balance sheet at fair value in interim financial statements as well as in annual financial statements. The provisions of this guidance require all entities to disclose the methods and significant assumptions used to estimate the fair value of financial instruments. ASC 825 became effective for interim periods ended after June 15, 2009 and does not require comparative disclosure for earlier periods presented upon initial adoption. The adoption of ASC 825 did not have a material effect on the Company’s consolidated financial statements.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 31, 2009, 2008 and 2007
(In thousands)

	Balance at	Acquired by	Charged to			Balance at
	Beginning of	Purchase or	Cost and	Accounts		End of
	Year	Merger	Expense	Written Off	Other	Year

Year Ended December 31, 2009
Allowance for Doubtful Accounts	$32,647	—	17,260	(10,198)	2,123	$41,832
Year Ended December 31, 2008
Allowance for Doubtful Accounts	$32,211	40	12,040	(10,650)	(994)	$32,647
Year Ended December 31, 2007
Allowance for Doubtful Accounts	$27,531	805	6,372	(4,683)	2,186	$32,211

	Balance at	Acquired by				Balance at
	Beginning of	Purchase or				End of
	Year	Merger	Additions	Reductions	Other	Year

Year Ended December 31, 2009
Deferred Tax Valuation Allowance	$55,486	—	2,875	(15,190)	—	$43,171
Year Ended December 31, 2008
Deferred Tax Valuation Allowance	$64,534	—	2,818	(7,554)	(4,312)	$55,486
Year Ended December 31, 2007
Deferred Tax Valuation Allowance	$63,842	—	7,910	(11,034)	3,816	$64,534

	Balance at	Acquired by	Charged to			Balance at
	Beginning of	Purchase or	Cost and			End of
	Year	Merger	Expense	Reductions	Other	Year

Year Ended December 31, 2009
Inventory Reserves	$100,471	—	21,307	(21,869)	1,386	$101,295
Year Ended December 31, 2008
Inventory Reserves	$100,081	1,033	24,113	(22,920)	(1,836)	$100,471
Year Ended December 31, 2007
Inventory Reserves	$91,515	7,904	23,605	(25,000)	2,057	$100,081

	Balance at	Acquired by	Charged to			Balance at
	Beginning of	Purchase or	Cost and			End of
	Year	Merger	Expense	Reductions	Other	Year

Year Ended December 31, 2009
LIFO Reserve	$58,810	—	—	(9,749)	—	$49,061
Year Ended December 31, 2008
LIFO Reserve	$51,988	—	6,822	—	—	$58,810
Year Ended December 31, 2007
LIFO Reserve	$48,248	—	3,740	—	—	$51,988

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act were effective as of December 31, 2009 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and (ii) accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Controls

During the fourth quarter of 2009, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The information with respect to the directors and the board committees of the Company required to be included pursuant to this Item 10 is included in the 2010 Proxy Statement which will be filed with the Securities and Exchange Commission pursuant to Rule 14a-6 under the Exchange Act in accordance with applicable SEC deadlines, and is incorporated in this Item 10 by reference. The information with respect to the executive officers of the Company required to be included pursuant to this Item 10 is included under the caption “Executive Officers of the Registrant” in Part I of this Form 10-K and is incorporated in this Item 10 by reference.

The information with respect to Section 16(a) reporting compliance required to be included in this Item 10 is included in the 2010 Proxy Statement and is incorporated in this Item 10 by reference.

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

The information with respect to executive compensation required to be included pursuant to this Item 11 is included in the 2010 Proxy Statement and is incorporated in this Item 11 by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information regarding security ownership of certain beneficial owners and management that is required to be included pursuant to this Item 12 is included in the 2010 Proxy Statement and is incorporated in this Item 12 by reference.

EQUITY COMPENSATION PLANS

The Equity Compensation Plan Table below presents information regarding the Company’s equity compensation plans at December 31, 2009:

	(a)	(b)	(c)
Number of Securities
Remaining Available
	Number of Securities	Weighted-Average	for Future Issuance
	to be Issued Upon	Exercise Price of	Under Equity
	Exercise of	Outstanding	Compensation Plans
	Outstanding Options,	Options, Warrants	(Excluding Securities
Plan Category	Warrants and Rights	and Rights	Reflected in Column (a))

Equity compensation plans approved by shareholders	12,875,574	$38.60	10,252,587
Equity compensation plans not approved by shareholders
Total	12,875,574	$38.60	10,252,587

The Company has three compensation plans under which equity securities of the Company have been authorized for issuance and have been issued to employees and to non-employee directors. These are the 1995 Incentive Stock Option Plan and 1995 Cash Performance Program (the “1995 Plan”), the 2005 Equity and Cash Incentive Plan (the “2005 Plan”) and the 1996 Non-Employee Directors’ Stock Compensation Plan (the “Directors’ Plan”). The information regarding these plans that is required to be included pursuant to this Item 12 is included in the 2010 Proxy Statement and is incorporated in this Item 12 by reference. The table above does not reflect shares eligible for issuance under the 1996 Non-Employee Directors’ Stock Compensation Plan, which does not specify a maximum number of shares issuable under it.

Item 13.	Certain Relationships and Related Transactions and Director Independence

The information with respect to any reportable transaction, business relationship or indebtedness between the Company and the beneficial owners of more than 5% of the Common Stock, the directors or nominees for director of the Company, the executive officers of the Company or the members of the immediate families of such individuals that are required to be included pursuant to this Item 13 is included in the 2010 Proxy Statement and is incorporated in this Item 13 by reference.

Item 14.	Principal Accountant Fees and Services

The information with respect to the Company’s relationship with its independent registered public accounting firm and fees paid thereto required to be included pursuant to this Item 14 is included in the 2010 Proxy Statement and is incorporated in this Item 14 by reference.

The information with respect to audit committee pre-approval policies and procedures required to be included pursuant to this Item 14 is included in the 2010 Proxy Statement and is incorporated in this Item 14 by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)(1) Financial Statements

Financial Statements covered by the Report of Independent Registered Public Accounting Firm:

(A) Consolidated Statements of Operations for the years ended December 31, 2009, 2008 and 2007.

(B) Consolidated Balance Sheets as of December 31, 2009 and 2008.

(C) Consolidated Statements of Shareholders’ Equity and Comprehensive Earnings for the years ended December 31, 2009, 2008 and 2007.

(D) Consolidated Statements of Cash Flows for the years ended December 31, 2009, 2008 and 2007.

(E) Notes to consolidated financial statements.

(2) Financial Statement Schedule

The following financial statement schedule is included in Item No. 8 of this report on Form 10-K:

•	Schedule II — Valuation and Qualifying Accounts

All other schedules are not required and have been omitted.

(3) Not covered by the Report of Independent Registered Public Accounting Firm:

Quarterly financial data (unaudited)

(4) See (b) below.

(b) Exhibits:

(3	)(i)(a)	Restated Certificate of Incorporation, filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the Period Ended June 30, 1998 (SEC File No. 001-04018), is incorporated by reference.
(3	)(i)(b)	Certificate of Correction to the Restated Certificate of Incorporation dated as of January 24, 2003, filed as Exhibit 3(i) to the Company’s Current Report on Form 8-K filed February 28, 2003 (SEC File No. 001-04018), is incorporated by reference.
(3	)(ii)	By-Laws of the Company as amended and restated as of November 6, 2008, filed as Exhibit 3(ii) to the Company’s Current Report on Form 8-K filed November 12, 2008 (SEC File No. 001-04018), are incorporated by reference.
(4.1)		Indenture, dated as of June 8, 1998 between the Company and The First National Bank Chicago, as Trustee, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed June 12, 1998 (SEC File No. 001-04018), is incorporated by reference.

(4.2)	Form of 6.65% Debentures due June 1, 2028 ($200,000,000 aggregate principal amount), filed as Exhibit 4.4 to the Company’s Current Report on Form 8-K filed June 12, 1998 (SEC File No. 001-04018), is incorporated by reference.
(4.3)	Form of 6.50% Notes due February 15, 2011 ($400,000,000 aggregate principal amount), filed as Exhibit 4.3 to the Company’s current report on Form 8-K filed February 12, 2001 (SEC File No. 001-04018), is incorporated by reference.
(4.4)	Indenture, dated as of February 8, 2001 between the Company and BankOne Trust Company, N.A., as trustee, filed as Exhibit 4.1 to the Company’s current report on Form 8-K filed February 12, 2001 (SEC File No. 001-04018), is incorporated by reference.
(4.5)	First Supplemental Indenture among the Company, J.P. Morgan Trust Company, National Association, as original trustee, and The Bank of New York, as Trustee, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed October 12, 2005 (SEC File No. 001-04018) is incorporated by reference.
(4.6)	Form of 4.875% Notes due October 15, 2015 ($300,000,000 aggregate principal amount), filed as exhibit 4.2 to the Company’s Current Report on Form 8-K filed October 12, 2005 (SEC File No. 001-04018) is incorporated by reference.
(4.7)	Form of 5.375% Debentures due October 15, 2035 ($300,000,000 aggregate principal amount), filed as exhibit 4.3 to the Company’s Current Report on Form 8-K filed October 12, 2005 (SEC File No. 001-04018) is incorporated by reference.
(4.8)	Second Supplemental Indenture between the Company and The Bank of New York, as trustee, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed March 14, 2008 (SEC File No. 001-040018) is incorporated by reference.
(4.9)	Form of Global Note representing the 5.45% Notes due March 15, 2018 ($350,000,000 aggregate principal amount), filed as exhibit 4.2 to the Company’s Current Report on Form 8-K filed March 14, 2008 (SEC File No. 001-04018) is incorporated by reference.
(4.10)	Form of Global Note representing 6.60% Notes due March 15, 2038 ($250,000,000) aggregate principal amount) filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K filed March 14, 2008 (SEC File No. 001-04018) is incorporated by reference.
The Company agrees to furnish to the Securities and Exchange Commission upon request, a copy of any instrument with respect to long-term debt under which the total amount of securities authorized does not exceed 10 percent of the total consolidated assets of the Company.
(10.1)	Employee Savings and Investment Plan, filed as Exhibit 99 to Registration Statement on Form S-8 (SEC File No. 33-01419), is incorporated by reference.*
(10.2)	Amended and Restated 1996 Non-Employee Directors’ Stock Compensation Plan, filed as Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 (SEC File No. 001-04018) is incorporated by reference.
(10.3)	Executive Officer Annual Incentive Plan, as amended and restated as of January 1, 2009, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed May 13, 2009 (SEC File No. 001-04018) is incorporated by reference.*
(10.4)	Executive Change in Control Agreement as amended and restated as of January 1, 2009, filed as Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (SEC File No. 001-04018) is incorporated by reference.*
(10.5)	1995 Incentive Stock Option Plan and 1995 Cash Performance Program, as amended as of May 4, 2006 with respect to all awards then outstanding, filed as Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 (SEC File No. 001-04018) is incorporated by reference.*
(10.6)	Deferred Compensation Plan, as amended and restated as of January 1, 2009, filed as Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (SEC File No. 001-04018) is incorporated by reference.*
(10.7)	2005 Equity and Cash Incentive Plan, as amended as of January 1, 2009, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 13, 2009 (SEC File No. 001-04018) is incorporated by reference.*
(10.8)	Form of award grant letter for SSAR grants made under 2005 Equity and Cash Incentive Plan.*
(10.9)	Form of award grant letter for cash performance awards made under the 2005 Equity and Cash Incentive Plan.*
(10.10)	Form of award grant letter for performance share awards made under the 2005 Equity and Cash Incentive Plan.*

(10.11)	Pension Replacement Plan (formerly the Supplemental Executive Retirement Plan), as amended and restated as of January 1, 2010.*
(10.12)	Letter Agreement between Ronald L. Hoffman and the Company, dated November 28, 2008, filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed November 26, 2008 as incorporated by reference.*
(10.13)	Letter Agreement between Robert G. Kuhbach and the Company, dated November 13, 2009.*
(10.14)	Five-year Credit Agreement dated as of November 9, 2007 by and among Dover Corporation, the Lenders listed therein, the Borrowing Subsidiaries party thereto, JPMorgan Chase Bank, N.A as Administrative Agent, Deutsche Bank Securities Inc. as Syndication Agent, and Bank of America, N.A., The Royal Bank of Scotland plc and Wachovia Bank, National Association as Documented Agents, filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed November 14, 2007 (SEC File No. 001-04018), is incorporated by reference.
(10.15)	Form of award grant letter for restricted stock awards made under the 2005 Equity and Cash Incentive Plan.*
(14)	Dover Corporation Code of Ethics for Chief Executive Officer and Senior Financial Officers, filed as Exhibit 14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 (SEC File No. 001-04018), is incorporated by reference.
(21)	Subsidiaries of Dover.
(23)	Consent of Independent Registered Public Accounting Firm.
(24)	Power of Attorney (included in signature page).
(31.1)	Certification pursuant to Rule 13a-14 of the Securities and Exchange Act of 1934, as amended, signed and dated by Brad M. Cerepak.
(31.2)	Certification pursuant to Rule 13a-14 of the Securities and Exchange Act of 1934, as amended, signed and dated by Robert A. Livingston.
(32)	Certification pursuant to 18 U.S.C. Section 1350, signed and dated by Brad M. Cerepak and Robert A. Livingston.

*	Executive compensation plan or arrangement.

(d)	Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned thereunto duly authorized.

Dover Corporation

By:	/s/ Robert A. Livingston
Robert A. Livingston
President and Chief Executive Officer

Date: February 19, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated. Each of the undersigned, being a director or officer of Dover Corporation (the “Company”), hereby constitutes and appoints Robert A. Livingston, Brad M. Cerepak and Joseph W. Schmidt, and each of them (with full power to each of them to act alone), his or her true and lawful attorney-in-fact and agent for him or her and in his or her name, place and stead in any and all capacities, to sign the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009 under the Securities Exchange Act of 1934, as amended, and any and all amendments thereto, and to file the same with all exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission and any other appropriate authority, granting unto such attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing required and necessary to be done in and about the premises in order to effectuate the same as fully to all intents and purposes as he or she might or could do if personally present, hereby ratifying and confirming all that such attorneys-in-fact and agents, or any of them, may lawfully do or cause to be done by virtue hereof.

Signature	Title	Date

/s/ Robert W. Cremin Robert W. Cremin	Chairman, Board of Directors	February 19, 2010

/s/ Robert A. Livingston Robert A. Livingston	Chief Executive Officer, President and Director (Principal Executive Officer)	February 19, 2010

/s/ Brad M. Cerepak Brad M. Cerepak	Vice President, Finance and Chief Financial Officer (Principal Financial Officer)	February 19, 2010

/s/ Raymond T. Mckay, Jr. Raymond T. McKay, Jr.	Vice President, Controller (Principal Accounting Officer)	February 19, 2010

/s/ David H. Benson David H. Benson	Director	February 19, 2010

/s/ Thomas J. Derosa Thomas J. Derosa	Director	February 19, 2010

Signature	Title	Date

/s/ Jean-Pierre M. Ergas Jean-Pierre M. Ergas	Director	February 19, 2010

/s/ Peter T. Francis Peter T. Francis	Director	February 19, 2010

/s/ Kristiane C. Graham Kristiane C. Graham	Director	February 19, 2010

/s/ James L. Koley James L. Koley	Director	February 19, 2010

/s/ Richard K. Lochridge Richard K. Lochridge	Director	February 19, 2010

/s/ Bernard G. Rethore Bernard G. Rethore	Director	February 19, 2010

/s/ Michael B. Stubbs Michael B. Stubbs	Director	February 19, 2010

/s/ Mary A. Winston Mary A. Winston	Director	February 19, 2010