Form 10-Q
period 2010-03-31
DOVER CORP
filed 2010-04-23
CIK 29905

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT
PURSUANT TO SECTION 13 or 15(d) OF
THE SECURTIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
Commission File Number: 1-4018
Dover Corporation
(Exact name of registrant as specified in its charter)

Delaware	53-0257888
(State of Incorporation)	(I.R.S. Employer Identification No.)

280 Park Avenue, New York, NY	10017
(Address of principal executive offices)	(Zip Code)
(212) 922-1640
(Registrant’s telephone number)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12-b-2 of the Exchange Act. (Check one)

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of the Registrant’s common stock as of April 16, 2010 was 186,759,146.

Dover Corporation
Form 10-Q

PART I — FINANCIAL INFORMATION

Page	Item
Item 1. Financial Statements (unaudited)
1	Condensed Consolidated Statements of Operations
(For the three months ended March 31, 2010 and 2009)
2	Condensed Consolidated Balance Sheets
(At March 31, 2010 and December 31, 2009)
2	Condensed Consolidated Statement of Stockholders’ Equity
(For the three months ended March 31, 2010)
3	Condensed Consolidated Statements of Cash Flows
(For the three months ended March 31, 2010 and 2009)
4	Notes to Condensed Consolidated Financial Statements
12	Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
21	Item 3. Quantitative and Qualitative Disclosures About Market Risk
21	Item 4. Controls and Procedures

PART II — OTHER INFORMATION

Page	Item
21	Item 1. Legal Proceedings
21	Item 1A. Risk Factors
21	Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
22	Item 3. Defaults Upon Senior Securities
22	Item 4. [Removed and Reserved]
22	Item 5. Other Information
22	Item 6. Exhibits
23	Signatures
24	Exhibit Index
EX-31.1
EX-31.2
EX-32
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT
(All other schedules are not required and have been omitted)

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
DOVER CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited) (in thousands, except per share figures)

	Three Months Ended March 31,
	2010	2009
Revenue	$1,583,270	$1,379,085
Cost of goods and services	971,114	896,942

Gross profit	612,156	482,143
Selling and administrative expenses	409,169	367,390

Operating earnings	202,987	114,753
Interest expense, net	27,169	22,398
Other income, net	(1,242)	(1,736)

Total interest/other income, net	25,927	20,662

Earnings before provision for income taxes and discontinued operations	177,060	94,091
Provision for income taxes	55,575	32,997

Earnings from continuing operations	121,485	61,094
Loss from discontinued operations, net	(13,359)	(7,669)

Net earnings	$108,126	$53,425

Basic earnings (loss) per common share:
Earnings from continuing operations	$0.65	$0.33
Loss from discontinued operations, net	(0.07)	(0.04)
Net earnings	0.58	0.29

Weighted average shares outstanding	187,093	186,011

Diluted earnings (loss) per common share:
Earnings from continuing operations	$0.65	$0.33
Loss from discontinued operations, net	(0.07)	(0.04)
Net earnings	0.58	0.29

Weighted average shares outstanding	187,886	186,121

Dividends paid per common share	$0.26	$0.25

The following table is a reconciliation of the share amounts used in computing earnings per share:

	Three Months Ended March 31,
	2010	2009
Weighted average shares outstanding — Basic	187,093	186,011
Dilutive effect of assumed exercise of employee stock options, SAR’s, and performance shares	793	110

Weighted average shares outstanding — Diluted	187,886	186,121

Anti-dilutive options, SAR’s, and performance shares excluded from diluted EPS computation	2,928	11,104
See Notes to Condensed Consolidated Financial Statements

1 of 24

DOVER CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited) (in thousands)

	At March 31,	At December 31,
	2010	2009
Current assets:
Cash and equivalents	$690,295	$714,365
Short-term investments	321,709	223,809
Receivables, net of allowances of $39,873 and $41,832	990,405	878,754
Inventories, net	619,528	570,858
Prepaid and other current assets	59,579	64,922
Deferred tax asset	74,186	69,999

Total current assets	2,755,702	2,522,707

Property, plant and equipment, net	822,636	828,922
Goodwill, net	3,319,833	3,350,217
Intangible assets, net	935,998	950,748
Other assets and deferred charges	112,365	113,108
Assets of discontinued operations	80,367	116,701

Total assets	$8,026,901	$7,882,403

Current liabilities:
Notes payable and current maturities of long-term debt	$162,937	$35,624
Accounts payable	437,597	357,004
Accrued compensation and employee benefits	172,979	210,804
Accrued insurance	106,357	107,455
Other accrued expenses	215,781	219,295
Federal and other taxes on income	90,803	38,994

Total current liabilities	1,186,454	969,176

Long-term debt	1,825,196	1,825,260
Deferred income taxes	292,248	292,344
Other deferrals	545,674	573,137
Liabilities of discontinued operations	120,738	138,878
Commitments and contingent liabilities
Stockholders’ Equity:
Total stockholders’ equity	4,056,591	4,083,608

Total liabilities and stockholders’ equity	$8,026,901	$7,882,403

DOVER CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(unaudited) (in thousands)

			Accumulated
	Common	Additional	Other			Total
	Stock	Paid-In	Comprehensive	Retained	Treasury	Stockholders’
	$1 Par Value	Capital	Earnings (Loss)	Earnings	Stock	Equity
Balance at December 31, 2009	$247,342	$497,291	$84,842	$5,453,022	$(2,198,889)	$4,083,608

Net earnings	—	—	—	108,126	—	108,126
Dividends paid	—	—	—	(48,696)	—	(48,696)
Common stock issued for options exercised	504	18,310	—	—	—	18,814
Tax benefit from the exercise of stock options	—	634	—	—	—	634
Stock-based compensation expense	—	6,733	—	—	—	6,733
Common stock aquired					(28,701)	(28,701)
Translation of foreign financial statements	—	—	(85,267)	—	—	(85,267)
Unrealized holding gains, net of tax	—	—	13	—	—	13
Pension amortization, net of tax	—	—	1,327	—	—	1,327

Balance at March 31, 2010	$247,846	$522,968	$915	$5,512,452	$(2,227,590)	$4,056,591

Preferred Stock; $100 par value per share; 100,000 shares authorized; no shares issued.
See Notes to Condensed Consolidated Financial Statements

2 of 24

DOVER CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited) (in thousands)

	Three Months Ended March 31,
	2010	2009
Operating Activities of Continuing Operations

Net earnings	$108,126	$53,425

Adjustments to reconcile net earnings to net cash from operating activities:
Loss from discontinued operations	13,359	7,669
Depreciation and amortization	65,940	63,825
Stock-based compensation	7,022	5,963
Cash effect of changes in current assets and liabilities (excluding effects of acquisitions, dispositions and foreign exchange):
Accounts receivable	(127,517)	127,465
Inventories	(55,347)	13,382
Prepaid expenses and other assets	4,635	(4,359)
Accounts payable	87,996	(21,119)
Accrued expenses	(36,644)	(116,420)
Accrued and deferred taxes, net	43,054	19,428
Other non-current, net	(23,558)	(34,393)

Net cash provided by operating activities of continuing operations	87,066	114,866

Investing Activities of Continuing Operations
Proceeds from sales of short-term investments	173,697	97,295
Purchase of short-term investments	(291,687)	(89,320)
Proceeds from the sale of property and equipment	3,253	4,751
Additions to property, plant and equipment	(39,336)	(31,475)
Proceeds from sales of businesses	6,000	105

Net cash used in investing activities of continuing operations	(148,073)	(18,644)

Financing Activities of Continuing Operations
Change in notes payable, net	127,500	(77,511)
Purchase of common stock	(28,701)	—
Proceeds from exercise of stock options/SARs including tax benefits	19,448	1,237
Dividends to stockholders	(48,696)	(46,503)

Net cash provided by (used in) financing activities of continuing operations	69,551	(122,777)

Cash Flows From Discontinued Operations
Net cash used in operating activities of discontinued operations	(1,025)	(6,770)
Net cash used in investing activities of discontinued operations	(140)	(162)

Net cash used in discontinued operations	(1,165)	(6,932)

Effect of exchange rate changes on cash and cash equivalents	(31,449)	(13,612)

Net decrease in cash and cash equivalents	(24,070)	(47,099)
Cash and cash equivalents at beginning of period	714,365	547,409

Cash and cash equivalents at end of period	$690,295	$500,310

See Notes to Condensed Consolidated Financial Statements

3 of 24

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements, in accordance with Securities and Exchange Commission (“SEC”) rules for interim periods, do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements and should be read in conjunction with the Dover Corporation (“Dover” or the “Company”) Annual Report on Form 10-K for the year ended December 31, 2009, which provides a more complete understanding of the Company’s accounting policies, financial position, operating results, business properties and other matters. The year-end condensed consolidated balance sheet was derived from audited financial statements. It is the opinion of management that these financial statements reflect all adjustments necessary for a fair statement of the interim results. The results of operations of any interim period are not necessarily indicative of the results of operations for the full year.
2. Acquisitions
The Company did not make any acquisitions in the current period and is in the process of finalizing appraisals of tangible and intangible assets and continuing to evaluate the initial purchase price allocations for acquisitions completed in 2009. Accordingly, management has used its best estimate in the initial purchase price allocation as of the date of these financial statements. In the first quarter of 2010, the Company recorded adjustments to goodwill by allocating $15.6 million primarily to customer-related intangibles and property, plant and equipment.
Assuming that the acquisitions made throughout 2009 had all taken place on January 1, 2009, the impact on the first quarter 2009 revenue and earnings would have been approximately $81.5 million and $3.3 million, respectively, with a $0.02 increase to both basic and diluted earnings per share. This information has been prepared for comparative purposes only and includes certain adjustments to actual financial results for the period presented, such as imputed financing costs, and estimated additional amortization and depreciation expense as a result of intangibles and fixed assets acquired. It does not purport to be indicative of the results of operations which actually would have resulted had the acquisitions occurred on the date indicated, or which may result in the future.
In connection with certain acquisitions that occurred prior to January 1, 2009, the Company had reserves related to severance and facility closings of $0.8 million and $0.9 million at March 31, 2010 and December 31, 2009, respectively. During the three months ended March 31, 2010 and 2009, the reserves were reduced by payments of $0.1 million and $0.8 million, respectively.
3. Inventory
The following table displays the components of inventory:

	At March 31,	At December 31,
(in thousands)	2010	2009

Raw materials	$299,457	$291,340
Work in progress	155,505	136,726
Finished goods	214,082	191,853

Subtotal	669,044	619,919
Less LIFO reserve	49,516	49,061

Total	$619,528	$570,858

4 of 24

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
4. Property, Plant and Equipment, Net
The following table details the components of property, plant and equipment, net:

	At March 31,	At December 31,
(in thousands)	2010	2009

Land	$47,045	$48,010
Buildings and improvements	551,818	555,262
Machinery, equipment and other	1,838,812	1,840,638

	2,437,675	2,443,910
Accumulated depreciation	(1,615,039)	(1,614,988)

Total	$822,636	$828,922

5. Fair Value of Financial Instruments
The carrying amount of cash and cash equivalents, trade receivables, accounts payable, notes payable and accrued expenses approximated fair value as of March 31, 2010 and December 31, 2009 due to the short maturity of less than one year for these instruments.
Accounting Standards Codification (“ASC”) 820, Fair Value Measurements and Disclosures, establishes a fair value hierarchy that requires the Company to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. A financial instruments categorization within the hierarchy is based on the lowest level of input that is significant to the fair value measurement. ASC 820 establishes three levels of inputs that may be used to measure fair value. Level 1 inputs are unadjusted quoted prices in active markets for identical assets or liabilities. Level 2 inputs include inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices in active markets for similar assets and liabilities, quoted prices for identical or similar assets or liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of assets or liabilities. Level 3 inputs are unobservable inputs that are supported by little or no market activity that are significant to the fair value of the assets or liabilities.
The following table sets forth the Company’s financial assets and liabilities that were measured at fair value on a recurring basis at March 31, 2010 by the level within the fair value hierarchy:

	Fair Value Measurements			Fair Value Measurements
(in thousands)	at March 31, 2010			at December 31, 2009
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Short-term investments	$321,709	$—	$—	$223,809	$—	$—
Short-term investments are included in current assets in the Unaudited Condensed Consolidated Balance Sheets, and generally consist of investment grade time deposits with original maturities between three months and one year.

5 of 24

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
6. Goodwill and Other Intangible Assets
The following table provides the changes in carrying value of goodwill by segment through the three months ended March 31, 2010. There were no acquisitions in the current quarter that impacted goodwill.

	At December 31, 2009			Purchase		Other Adjustments	At March 31, 2010
	Gross Carrying	Accumulated		Price	Impairment	Primarily Currency
(in thousands)	Amount	Impairment	Net Goodwill	Adjustments	Losses	Translations	Net Goodwill

Electronic Technologies	$979,506	$—	$979,506	$—	$—	$(7,013)	$972,493
Industrial Products	1,020,202	(99,751)	920,451	—	—	(104)	920,347
Fluid Management	677,903	(59,971)	617,932	(1,583)	—	(1,343)	615,006
Engineered Systems	832,328	—	832,328	(14,016)	—	(6,325)	811,987

Total	$3,509,939	$(159,722)	$3,350,217	$(15,599)	$—	$(14,785)	$3,319,833

The following table provides the gross carrying value and accumulated amortization for each major class of intangible asset:

	At March 31, 2010		Average	At December 31, 2009
	Gross Carrying	Accumulated	Life	Gross Carrying	Accumulated
(in thousands, except for years)	Amount	Amortization	(Years)	Amount	Amortization

Amortized Intangible Assets:
Trademarks	$74,255	$17,648	15	$72,790	$16,492
Patents	131,801	85,367	16	128,041	84,092
Customer Intangibles	768,806	284,075	10	764,865	267,558
Unpatented Technologies	132,154	76,757	5	134,822	75,244
Non-Compete Agreements	3,399	3,326	5	3,396	3,310
Drawings & Manuals	13,428	6,758	11	11,922	6,523
Distributor Relationships	73,180	21,873	11	73,230	20,974
Other	20,600	13,011	5	20,344	12,722

Total	1,217,623	508,815	10	1,209,410	486,915

Unamortized Intangible Assets:
Trademarks	227,190			228,253

Total Intangible Assets	$1,444,813	$508,815		$1,437,663	$486,915

7. Income Taxes
The Company’s provision for income taxes for continuing operations in interim periods is computed by applying its estimated annual effective tax rate against earnings before income tax expense for the period. In addition, non-recurring or discrete items are recorded during the period in which they occur. The effective tax rate for the three months ended March 31, 2010 was 31.4% compared to the prior period rate of 35.1%. The 2010 rate was favorably impacted primarily by a higher percentage of non–U.S. earnings derived from low tax rate jurisdictions.

6 of 24

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
8. Discontinued Operations
The activity during the first quarter of 2010 primarily reflects the sale of a business for net consideration of $7.5 million which resulted in a net after-tax loss of approximately $13.1 million. The net consideration remains subject to the purchaser’s review and potential working capital adjustment. During the first quarter of 2009, the Company recorded adjustments to the carrying value of a business held for sale and other adjustments resulting in a net after-tax loss of approximately $7.4 million.
Summarized results of the Company’s discontinued operations are as follows:

	Three Months Ended March 31,
(in thousands)	2010	2009
Revenue	$9,380	$12,876

Loss on sale, net of taxes (1)	$(13,277)	$(7,445)

Earnings from operations before taxes	425	28
Benefit (provision) for income taxes	(507)	(252)

Loss from discontinued operations, net of tax	$(13,359)	$(7,669)

(1)	Includes impairments in 2009.
At March 31, 2010, the assets and liabilities of discontinued operations primarily represent residual amounts related to businesses previously sold. These residual amounts include property, plant and equipment, deferred tax assets, short and long-term reserves, and contingencies. Additional detail related to the assets and liabilities of the Company’s discontinued operations is as follows:

	At March 31,	At December 31,
(in thousands)	2010	2009
Assets of Discontinued Operations
Current assets	$59,305	$73,284
Non-current assets	21,062	43,417

	$80,367	$116,701

Liabilities of Discontinued Operations
Current liabilities	$14,906	$25,919
Non-current liabilities	105,832	112,959

	$120,738	$138,878

9. Hedging Activities and Debt
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
In accordance with the provision of ASC 815, Derivatives and Hedging, the Company recognizes all derivatives as either assets or liabilities on the balance sheet and measures those instruments at fair value. If the derivative is designated as a fair value hedge and is effective, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings in the same period. If the derivative is designated as a cash flow hedge, the effective portion of change in the fair value of the derivative is recorded in other comprehensive earnings and is recognized in the statement of operations when the hedged item affects income. Ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings.

7 of 24

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
There is presently one outstanding swap agreement for a total notional amount of $50.0 million, or CHF65.1 million, which swaps the U.S. dollar 6-month LIBOR rate and the Swiss Franc 6-month LIBOR rate. This agreement hedges a portion of the Company’s net investment in non-U.S. operations and the fair value outstanding at March 31, 2010 includes a loss of $12.1 million which was based on quoted market prices for similar instruments (using Level 2 inputs under the provisions of ASC 820). The change in fair value of this hedge, which was not significant during the first three months of 2010, is recorded in cumulative translation adjustments and the $12.1 million is recorded in Other Deferrals in the Unaudited Condensed Consolidated Balance Sheet. This hedge is effective.
The Company’s other hedging activity is not significant; therefore tabular disclosures are not presented. There are no amounts excluded from the assessment of hedge effectiveness and there are no credit risk related contingent features in the Company’s derivative instruments. In addition, the amount of gains or losses from hedging activity recorded in earnings is not significant and the amount of unrealized gains or losses from cash flow hedges which are expected to be reclassified to earnings in the next twelve months is not significant to the Company.
Debt
Dover’s long-term debt with a book value of $1,860.6 million, of which $35.4 million matures in less than one year, had a fair value of approximately $1,975.1 million at March 31, 2010. The estimated fair value of the long-term debt is based on quoted market prices for similar issues.
10. Commitments and Contingent Liabilities
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
Estimated warranty program claims are provided for at the time of sale. Amounts provided for are based on historical costs and adjusted new claims. The changes in the carrying amount of product warranties through March 31, 2010 and 2009 are as follows:

8 of 24

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

(in thousands)	2010	2009
Beginning Balance January 1	$59,713	$56,137
Provision for warranties	9,588	7,147
Increase (decrease) from acquisitions/dispositions	37	(411)
Settlements made	(9,266)	(8,255)
Foreign currency and other adjustments	(721)	(94)

Ending Balance March 31	$59,351	$54,524

From time to time, the Company will initiate various restructuring programs at its operating companies and has recorded severance and other restructuring costs. For the three months ended March 31, 2010, $0.1 million and $2.0 million of restructuring charges were recorded in cost of goods and services and selling and administrative expenses, respectively, in the Unaudited Condensed Consolidated Statement of Operations. For the three months ended March 31, 2009, $12.4 million and $22.8 million of restructuring charges were recorded in cost of goods and services, and selling and administrative expenses, respectively.
The following table details the Company’s severance and other restructuring reserve activity:

(in thousands)	Severance	Exit	Total
At December 31, 2009 (A)	$8,152	$8,619	$16,771

Provision	1,323	728	2,051
Payments	(4,836)	(2,514)	(7,350)
Other, including impairments	(322)	(185)	(507)

At March 31, 2010 (B)	$4,317	$6,648	$10,965

(A)	Includes $0.9 million related to purchase accounting accruals.

(B)	Includes $0.8 million related to purchase accounting accruals.
The following table details restructuring charges incurred by segment:

	Three Months Ended March 31,
(in thousands)	2010	2009
Industrial Products	$333	$6,434
Engineered Systems	116	7,720
Fluid Management	1,257	2,515
Electronic Technologies	345	18,547

Total	$2,051	$35,216

11. Employee Benefit Plans
The following table sets forth the components of net periodic expense:

	Retirement Plan Benefits		Post Retirement Benefits
	Three Months Ended March 31,		Three Months Ended March 31,
(in thousands)	2010	2009	2010	2009
Expected return on plan assets	$(9,621)	$(8,547)	$—	$—
Benefits earned during period	4,850	5,003	69	79
Interest accrued on benefit obligation	9,632	9,268	208	240
Curtailment gain	—	(337)	—	—
Amortization (A):
Prior service cost	2,158	2,249	(102)	(43)
Recognized actuarial (gain) loss	1,367	1,298	(100)	(107)
Transition obligation	(11)	(10)	—	—
Other	20	—	—	—

Net periodic expense	$8,395	$8,924	$75	$169

(A)	A portion of the current year amortization amounts are recorded as increases (decreases) to accumulated other comprehensive income totaling approximately $1.3 million, net of tax, and $2.3 million, net of tax, for the three months ended March 31, 2010 and 2009, respectively.

9 of 24

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
12. Comprehensive Earnings
Comprehensive earnings were as follows:

	Three Months Ended March 31,
(in thousands)	2010	2009
Net Earnings	$108,126	$53,425

Foreign currency translation adjustment	(85,267)	(35,702)
Unrealized holding gains (losses), net of tax	48	91
Derivative cash flow hedges, net of tax	(35)	634
Pension amortization, net of tax	1,327	2,308

Comprehensive Earnings	$24,199	$20,756

13. Segment Information
For management report and performance evaluation purposes, the Company categorizes its operating companies into four distinct reportable segments. Segment financial information and a reconciliation of segment results to consolidated results follows:

	Three Months Ended March 31,
(in thousands)	2010	2009
REVENUE
Industrial Products	$428,797	$434,791
Engineered Systems	484,273	400,784
Fluid Management	380,800	330,772
Electronic Technologies	290,989	214,035
Intra — segment eliminations	(1,589)	(1,297)

Total consolidated revenue	$1,583,270	$1,379,085

EARNINGS FROM CONTINUING OPERATIONS
Segment Earnings:
Industrial Products	$51,039	$34,544
Engineered Systems	54,842	43,305
Fluid Management	86,767	75,442
Electronic Technologies	44,904	(12,110)

Total segments	237,552	141,181
Corporate expense / other	(33,323)	(24,692)
Net interest expense	(27,169)	(22,398)

Earnings from continuing operations before provision for income taxes and discontinued operations	177,060	94,091
Provision for taxes	55,575	32,997

Earnings from continuing operations — total consolidated	$121,485	$61,094

14. Recent Accounting Standards
In January 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-06 which is intended to improve disclosures about fair value measurements. The guidance requires entities to disclose significant transfers in and out of fair value hierarchy levels, the reasons for the transfers and to present information about purchases, sales, issuances and settlements separately in the reconciliation of fair value measurements using significant unobservable inputs (Level 3). Additionally, the guidance clarifies that a reporting entity should provide fair value measurements for each class of assets and liabilities and disclose the inputs and valuation techniques used for fair value measurements using significant other observable inputs (Level 2) and significant unobservable inputs (Level 3). The Company has applied the new disclosure requirements as of January 1, 2010, except for the disclosures about purchases, sales, issuances and settlements in the Level 3 reconciliation, which will be effective for interim and annual periods beginning after December 15, 2010. The adoption of this guidance has not had and is not expected to have a material impact on the Company’s consolidated financial statements.

10 of 24

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
In February 2010, the FASB issued ASU 2010-09 which requires that an SEC filer, as defined, evaluate subsequent events through the date that the financial statements are issued. The update also removed the requirement for an SEC filer to disclose the date through which subsequent events have been evaluated. The adoption of this guidance on January 1, 2010 did not have a material effect on the Company’s consolidated financial statements.
In October 2009, the FASB issued ASU 2009-13 which amends existing guidance for identifying separate deliverables in a revenue-generating transaction where multiple deliverables exist, and provides guidance for allocating and recognizing revenue based on those separate deliverables. The guidance is expected to result in more multiple-deliverable arrangements being separable than under current guidance. This guidance is effective for the Company beginning on January 1, 2011 and is required to be applied prospectively to new or significantly modified revenue arrangements. The Company is currently assessing the impact this guidance may have on its consolidated financial statements.
In October 2009, the FASB issued ASU 2009-14 which eliminates tangible products containing both software and non-software components that operate together to deliver a product’s functionality from the scope of current generally accepted accounting principles for software. This guidance is effective for the Company beginning on January 1, 2011 and is required to be applied prospectively to new or significantly modified revenue arrangements. The Company is currently assessing the impact this guidance may have on its consolidated financial statements.
15. Equity Incentive Program
In the first quarter of 2010, the Company issued stock appreciation rights (“SARs”) covering 2,306,440 shares and 68,446 of performance share awards. In the first quarter of 2009, 2,796,124 SARs were issued. For the three months ended March 31, 2010 and 2009, after-tax stock-based compensation expense totaled $4.6 million and $3.9 million, respectively.
The fair value of each SAR grant was estimated on the date of the grant using the Black-Scholes option pricing model. The performance share awards are market condition awards and have been assessed at fair value on the date of grant using the Monte Carlo simulation model. The following assumptions were used in determining fair value:

	Q1 2010
	Grant	Q1 2010	Q1 2009
	Performance Share	Grant	Grant
	Awards	SARs	SARs
Risk-free interest rate	1.37%	2.77%	2.06%
Dividend yield	2.38%	2.33%	3.23%
Expected life (years)	2.88	6.0	6.5
Volatility	39.98%	31.93%	30.47%
Grant price	$42.88	$42.88	$29.45
Fair value of options granted	$57.49	$11.66	$6.58
16. Share Repurchases
In May 2007, the Board of Directors authorized the repurchase of up to 10,000,000 shares through May 2012. During the three months ended March 31, 2010, the Company repurchased 584,000 shares of its common stock in the open market and 35,926 shares from the holders of its employee stock options/SARs when they tendered shares as full or partial payment of the exercise price of such options/SARs. A total of 619,926 shares were repurchased at an average price of $46.33 per share. Treasury shares increased to 61,087,319 at March 31, 2010 from a balance of 60,467,393 at December 31, 2009.
17. Subsequent Events
The Company assessed events occurring subsequent to March 31, 2010 for potential recognition and disclosure in the Unaudited Condensed Consolidated Financial Statements. No events have occurred that would require adjustment to or disclosure in the Unaudited Condensed Consolidated Financial Statements.

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
Cash and cash equivalents of $690.3 million at March 31, 2010 decreased $24.1 million from the December 31, 2009 balance of $714.4 million; however, short-term investments at March 31, 2010 increased $97.9 million from the balance at December 31, 2009. Cash equivalents were invested in highly liquid investment grade money market instruments with a maturity of less than 90 days. Short-term investments consist of investment grade time deposits with original maturity dates between three months and one year.
The Company’s total cash, cash equivalents and short-term investment balance of $1,012.0 million as of March 31, 2010, includes $981.3 million held outside of the United States.
The following table is derived from the Condensed Consolidated Statements of Cash Flows:

	Three Months Ended March 31,
Cash Flows from Continuing Operations (in thousands)	2010	2009
Net Cash Flows Provided By (Used In):
Operating activities	$87,066	$114,866
Investing activities	(148,073)	(18,644)
Financing activities	69,551	(122,777)
Cash flows provided by operating activities for the first three months of 2010 decreased $27.8 million from the prior year period. While the company experienced improved earnings in the current period, this was more than offset by additional working capital investment driven by increased order and revenue levels in the quarter.
Cash used in investing activities in the first quarter of 2010 increased $129.4 million, reflecting net additional purchases of short-term investments with excess cash. Capital expenditures in the current period were also $7.9 million higher than expenditures made in the prior year period. The use of cash for investing activities was offset by cash proceeds of approximately $6.0 million relating to a business that was held for sale. While the Company did not make any acquisitions during the first quarter, it currently anticipates that any acquisitions made during the

12 of 24

remainder of the year will be funded from available cash and internally generated funds and, if necessary, through the issuance of commercial paper, use of established lines of credit or public debt markets.
For the first three months of 2010, the Company generated cash from financing activities of $69.6 million compared to a use of cash for financing activities of $122.8 million in the comparable period of 2009. The increased cash flow on a comparable basis resulted primarily from $127.5 million of proceeds from the issuance of commercial paper for general corporate purposes, as well as additional proceeds from the exercise of employee stock options, offset in part by treasury stock purchases totaling $28.7 million and $2.2 million of higher dividend payments.
Adjusted Working Capital (a non-GAAP measure calculated as accounts receivable, plus inventory, less accounts payable) increased from the prior year end by $79.7 million, or 7.3%, to $1,172.3 million which reflected an increase in receivables of $111.6 million, an increase in inventory of $48.7 million and an increase in accounts payable of $80.6 million generally due to higher sales volume. Excluding acquisitions and the effects of foreign exchange translation, Adjusted Working Capital would have increased by $94.9 million, or 8.7%. “Average Annual Adjusted Working Capital” as a percentage of revenue (a non-GAAP measure calculated as the five-quarter average balance of accounts receivable, plus inventory, less accounts payable divided by the trailing twelve months of revenue) decreased to 18.9% at March 31, 2010 from 19.9% at December 31, 2009 and inventory turns were 6.3 at March 31, 2010 compared to 6.2 at December 31, 2009.
In addition to measuring its cash flow generation and usage based upon the operating, investing and financing classifications included in the Unaudited Condensed Consolidated Statements of Cash Flows, the Company also measures free cash flow (a non-GAAP measure). Management believes that free cash flow is an important measure of operating performance because it provides both management and investors a measurement of cash generated from operations that is available to fund acquisitions, pay dividends, repay debt and repurchase Dover’s common stock. The Company’s free cash flow for the three months ended March 31, 2010 decreased $35.7 million compared to the prior year period. The decrease in free cash flow is primarily due to an investment in working capital partially offset by greater earnings on increased sales volume from continuing operations and an increase in capital expenditures. Historically, free cash flow in the first quarter is typically lower due to seasonality and timing of annual incentive payments.
The following table is a reconciliation of free cash flow with cash flows from operating activities:

	Three Months Ended March 31,
Free Cash Flow (in thousands)	2010	2009
Cash flow provided by operating activities	$87,066	$114,866
Less: Capital expenditures	39,336	31,475

Free cash flow	$47,730	$83,391

Free cash flow as a percentage of revenue	3.0%	6.0%

The Company utilizes total debt and net debt-to-total-capitalization calculations to assess its overall financial leverage and capacity and believes the calculations are useful to investors for the same reason. The following table provides a reconciliation of total debt and net debt to total capitalization to the most directly comparable GAAP measures:

	At March 31,	At December 31,
Net Debt to Total Capitalization Ratio (in thousands)	2010	2009
Current maturities of long-term debt	$35,437	$35,624
Commercial paper and other short-term debt	127,500	—
Long-term debt	1,825,196	1,825,260

Total debt	1,988,133	1,860,884
Less: Cash, cash equivalents and short-term investments	1,012,004	938,174

Net debt	976,129	922,710

Add: Stockholders’ equity	4,056,591	4,083,608

Total capitalization	$5,032,720	$5,006,318

Net debt to total capitalization	19.4%	18.4%

13 of 24

The total debt level of $1,988.1 million at March 31, 2010 increased $127.2 million from December 31, 2009, primarily due to the issuance of commercial paper. The net debt increase was due to the higher total debt level partially offset by a larger cash balance generated from operations in the first quarter of 2010 when compared to December 31, 2009.
The Company’s long-term debt with a book value of $1,860.6 million, of which $35.4 million matures in less than one year, had a fair value of approximately $1,975.1 million at March 31, 2010. The estimated fair value of the long-term debt is based on quoted market prices for similar issues.
There is presently one outstanding swap agreement for a total notional amount of $50.0 million, or CHF65.1 million, which swaps the U.S. dollar 6-month LIBOR rate and the Swiss Franc 6-month LIBOR rate. This agreement hedges a portion of the Company’s net investment in non-U.S. operations and the fair value outstanding at March 31, 2010 incurred a loss of $12.1 million which was based on quoted market prices for similar instruments (using Level 2 inputs under the provisions of ASC 820). The change in fair value of this hedge, which was not significant during the first three months of 2010, is recorded in Other Income, net and the $12.1 million is recorded in Other Deferrals in the Unaudited Condensed Consolidated Balance Sheet. This hedge is effective.
(2) RESULTS OF OPERATIONS:
CONSOLIDATED RESULTS OF OPERATIONS
Revenue for the first quarter of 2010 increased 14.8% to $1,583.3 million from the comparable 2009 period, with increases at all segments except for Industrial Products. The Company’s revenue increase was attributed to organic revenue growth of 7.0%, 5.1% revenue growth related to acquisitions completed in 2009 and a 2.7% favorable impact from foreign exchange.
Gross profit margin increased 370 basis points to 38.7% as compared to the prior period margin of 35.0%. The increase reflects the higher sales volumes, coupled with the impacts of significantly lower restructuring charges on a comparative basis and the benefits realized in the current period from restructuring initiatives executed in the prior year.
Selling and administrative expenses of $409.2 million for the first quarter of 2010 increased by $41.8 million over the comparable 2009 period. As a percentage of revenue, these costs decreased to 25.8% from 26.6% in the comparable 2009 period, reflecting increased revenue levels, the benefit of cost containment efforts and productivity savings and the absence of significant restructuring charges in the current period.
Interest expense, net, for the first quarter of 2010 increased by $4.8 million, compared to the same quarter last year due to lower interest rates on short term investment balances partially offset by increased short-term investment balances. Interest expense increased slightly due to increased outstanding balances of commercial paper. Other income, net, of $(1.2) million and $(1.7) million for the three months ended March 31, 2010 and 2009, respectively, was primarily related to the effects of foreign exchange fluctuations on assets and liabilities denominated in currencies other than the Company’s functional currency.
The effective tax rate for continuing operations for the three months ended March 31, 2010 was 31.4%, compared to the prior period rate of 35.1%. A higher mix of non-U.S. earnings in low-tax jurisdictions had a favorable impact on the effective tax rate for the first quarter of 2010 compared to the prior period.
Earnings from continuing operations for the quarter increased 99% to $121.5 million, or $0.65 diluted EPS (“EPS”), compared to $61.1 million, or $0.33 EPS, in the prior year first quarter. The increase was primarily a result of end-market improvements across all of the Company’s segments driving increased sales volume, the absence of significant restructuring charges in the current period and the benefits of restructuring initiatives from the prior year.

14 of 24

Loss from discontinued operations for the first quarter of 2010 was $13.4 million, or $0.07 EPS, compared to a first quarter 2009 loss of $7.7 million, or $0.04 EPS. The 2010 loss included a $13.1 million loss, net of tax, related to a business held for sale which was sold and other adjustments and a nominal loss from operations.
Severance and Other Restructuring Reserves
From time to time, the Company will initiate various restructuring programs at its operating companies or record severance and other restructuring costs. During 2009, the Company substantially increased the amount of its restructuring efforts in response to the significant decline in global economic activity. The Company does not expect to incur significant restructuring costs during the remainder of 2010 and expects the restructuring costs incurred during the prior year to yield incremental savings of approximately $30 to $40 million in 2010.
At March 31, 2010 and December 31, 2009 the Company had reserves related to severance and other restructuring activities of $11.0 million and $16.8 million, respectively. During the first quarter of 2010, the Company recorded $2.1 million in additional charges and made $7.9 million in payments and other adjustments related to these reserves. For the first quarter of 2010, $0.1 million and $2.0 million of restructuring charges were recorded in cost of goods and services and selling and administrative expenses, respectively, in the Unaudited Condensed Consolidated Statement of Operations.
The following table details restructuring charges incurred by segment:

	Three Months Ended March 31,
(in thousands)	2010	2009
Industrial Products	$333	$6,434
Engineered Systems	116	7,720
Fluid Management	1,257	2,515
Electronic Technologies	345	18,547

Total	$2,051	$35,216

Current Economic Environment
With few exceptions, Dover experienced lower demand across all of its end markets resulting in lower revenue and backlog in 2009. Initial signs of a market recovery were first seen in third quarter 2009 bookings. The trend continued through the fourth quarter, and the first quarter of 2010 continued to show improvements in bookings and backlog. The structural changes made over the last few years, including becoming less dependent on capital goods markets and having greater recurring revenue, together with improved working capital management, strong pricing discipline and general improvements across most end-markets, are expected to result in 2010 revenue, earnings and margin improvements as compared to 2009. As discussed in the Liquidity and Capital Resources section, the Company believes that existing sources of liquidity are adequate to meet anticipated funding needs at comparable risk-based interest rates.
2010 Outlook
Dover anticipates that 2010 revenue will increase 10% to 13% above 2009 levels. The Company anticipates full year organic growth to be in the range of 7% to 10% (inclusive of foreign currency impact) and acquisition related growth to be around 3% for transactions completed in 2009. Based on these assumptions, Dover has projected that its continuing diluted earnings per share for 2010 will be in the range of $2.70 to $2.95 and expects its earnings to follow a traditional pattern of being higher in the second and third quarters and lower in the fourth quarter. If the global or domestic economic conditions accelerate or deteriorate greater than anticipated, Dover’s operating results for 2010 could be materially different than currently projected.

15 of 24

SEGMENT RESULTS OF OPERATIONS
Industrial Products

	Three Months Ended March 31,
(in thousands)	2010	2009	% Change

Revenue
Material Handling	$189,052	$186,651	1%
Mobile Equipment	240,140	248,292	-3%
Eliminations	(395)	(152)

	$428,797	$434,791	-1%

Segment earnings	$51,039	$34,544	48%
Operating margin	11.9%	7.9%

Acquisition related depreciation and amortization expense*	$7,575	$8,388	-10%

Bookings
Material Handling	$204,098	$118,343	72%
Mobile Equipment	231,128	210,558	10%
Eliminations	(407)	(22)

	$434,819	$328,879	32%

Backlog
Material Handling	$131,521	$120,066	10%
Mobile Equipment	319,801	349,358	-8%
Eliminations	(386)	(48)

	$450,936	$469,376	-4%

*	Represents the pre-tax impact on earnings from the depreciation and amortization of acquisition accounting write-ups to reflect the fair value of inventory, property, plant and equipment, and intangible assets.
Industrial Products decrease in revenue of 1% was primarily due to continued softness in commercial trailer and infrastructure markets partially offset by improvements in vehicle service and military winch businesses. The segment’s decline in revenue reflected a reduction in core business revenue of 2% offset by a 1% favorable impact due to foreign exchange. Earnings and margin in the first quarter of 2010 were favorably impacted by increased volume in high margin businesses, the absence of restructuring charges and the benefits of the restructuring initiatives from prior periods.
Material Handling revenue and earnings increased 1% and 135%, respectively, when compared to the prior year first quarter. Revenue improvements in the military winch and automotive-related businesses were largely offset by continued weakness in its core infrastructure and energy businesses. Earnings and operating margin improved due to increased sales volume associated with higher margin businesses, the absence of restructuring charges in the current period and benefits associated with prior year restructuring initiatives.
Mobile Equipment revenue decreased 3% over the prior year first quarter primarily due to continued softness in the commercial trailer market, partially offset by improvements in the vehicle service business. Earnings and operating margin at the platform were favorably impacted by the benefits achieved from restructuring initiatives taken in the prior year and the absence of significant restructuring charges in the current period.

16 of 24

Engineered Systems

	Three Months Ended March 31,
(in thousands)	2010	2009	% Change

Revenue
Engineered Products	$271,772	$223,426	22%
Product Identification	212,501	177,358	20%

	$484,273	$400,784	21%

Segment earnings	$54,842	$43,305	27%
Operating margin	11.3%	10.8%

Acquisition related depreciation and amortization expense*	$7,916	$6,071	30%

Bookings
Engineered Products	$368,133	$236,353	56%
Product Identification	220,410	175,680	25%

	$588,543	$412,033	43%

Backlog
Engineered Products	$314,465	$196,394	60%
Product Identification	78,976	57,801	37%

	$393,441	$254,195	55%

*	Represents the pre-tax impact on earnings from the depreciation and amortization of acquisition accounting write-ups to reflect the fair value of inventory, property, plant and equipment, and intangible assets.
Engineered Systems revenue and earnings increased from the prior year first quarter by 21% and 27%, respectively. The increase in revenue was supported by 2% organic revenue growth, a 15% increase from acquisitions completed in 2009 and a 4% favorable impact of foreign currency rates. The earnings increase was substantially driven by improvements in Product ID volume, growth from acquisitions and the benefits from prior year restructuring activities.
Engineered Products revenue increased 22% while earnings decreased by 3%. Core business revenue decreased 7% driven by lower sales volume throughout most businesses partially offset by favorable foreign currency exchange of 3%. Growth from acquisitions completed in 2009 contributed 26% to revenue growth and was accretive to earnings in the period. Excluding acquisitions, earnings were unfavorably impacted by lower core sales volume throughout most businesses, unfavorable pricing, and higher material costs in the Company’s heat exchanger business, partly offset by favorable foreign exchange and contribution from 2009 restructuring activities.
Product Identification revenue and earnings increased by 20% and 69%, respectively, compared to the prior year. Higher sales volumes drove organic revenue growth of 13% with the balance of the revenue increase due primarily to foreign exchange of 5% or $9.3 million. The 2009 acquisition of Extech Instruments contributed 1.2% to revenue. The earnings increase was due to flow-through of increased sales volume and the benefits of prior year restructuring activities, partly offset by higher supply chain costs related to the Bar Coding business.

17 of 24

Fluid Management

	Three Months Ended March 31,
(in thousands)	2010	2009	% Change

Revenue
Energy	$205,327	$176,334	16%
Fluid Solutions	175,504	154,488	14%
Eliminations	(31)	(50)

	$380,800	$330,772	15%

Segment earnings	$86,767	$75,442	15%
Operating margin	22.8%	22.8%

Acquisition related depreciation and amortization expense*	$5,429	$4,828	12%

Bookings
Energy	$208,669	$142,721	46%
Fluid Solutions	179,037	150,376	19%
Eliminations	(84)	(43)

	$387,622	$293,054	32%

Backlog
Energy	$76,844	$58,771	31%
Fluid Solutions	63,535	60,781	5%
Eliminations	(55)	(5)

	$140,324	$119,547	17%

*	Represents the pre-tax impact on earnings from the depreciation and amortization of acquisition accounting write-ups to reflect the fair value of inventory, property, plant and equipment, and intangible assets.
Fluid Management’s revenue and earnings increases over the prior year first quarter of 15% and 15%, respectively, were primarily driven by recovery in the oil and gas industries served by the Energy platform as well as the industrial markets served by the Fluid Solutions group. Operating margin remained unchanged due to higher sales volume, operating efficiencies and product mix offsetting higher incremental acquisition related and segment expenses. The segment’s revenue increase represented organic revenue growth of 10%, with the remainder due to the net impact of acquisitions of 3% and foreign exchange of 2%.
Energy’s revenue and earnings increased over the prior year by 16% and 18%, respectively, and were primarily driven by higher demand in the oil and gas sectors and market share gains. The increase in revenue reflected organic revenue growth of 8%, acquisitions growth of 5% and a favorable impact due to foreign currency of 3%. Energy’s margins increased 50 basis points as a result of higher sales volume and operating efficiencies partially offset by higher material costs.
Fluid Solutions’ revenue and earnings increased over prior year by 14% and 25%, respectively, due to higher demand across the majority of end-markets. A 180 basis point increase in margin reflects higher sales volume and operating efficiencies.

18 of 24

Electronic Technologies

	Three Months Ended March 31,
(in thousands)	2010	2009	% Change

Revenue	$290,989	$214,035	36%
Segment earnings (loss)	$44,904	$(12,110)	—%
Operating margin	15.4%	-5.7%

Acquisition related depreciation and amortization expense*	$8,369	$8,286	1%

Bookings	358,477	223,707	60%
Backlog	271,340	186,850	45%

*	Represents the pre-tax impact on earnings from the depreciation and amortization of acquisition accounting write-ups to reflect the fair value of inventory, property, plant and equipment, and intangible assets.
Electronic Technologies’ revenue increased 36% while earnings increased substantially from a loss over the prior year first quarter. The increase in revenue was supported by organic revenue growth of 33% and a 3% favorable impact from foreign exchange rates. The revenue growth was driven by increased demand for electronic assembly equipment, Micro Electronic Mechanical Systems (“MEMS”) microphones, hearing aids components and telecom infrastructure related products. Revenue from the electronic assembly equipment companies increased 79% compared to the prior year period while the communication components companies’ revenue increased 20%.
Earnings and operating margin for the first quarter of 2010 were favorably impacted by the flow-through of increased sales volume and productivity, the absence of restructuring charges in the current period and the benefits of prior year restructuring initiatives.
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
Recent Accounting Standards
See Note 14 — Recent Accounting Standards
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

19 of 24

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

20 of 24

Item 3. Quantitative and Qualitative Disclosures About Market Risk
There has been no significant change in the Company’s exposure to market risk during the first three months of 2010. For a discussion of the Company’s exposure to market risk, refer to Item 7A, Quantitative and Qualitative Disclosures about Market Risk, contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009.
Item 4. Controls and Procedures
At the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2010.
During the first quarter of 2010, there were no changes in the Company’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. In making its assessment of changes in internal control over financial reporting as of March 31, 2010, management has excluded those companies acquired in purchase business combinations during the twelve months ended March 31, 2010. The Company is currently assessing the control environments of these acquisitions. These companies are wholly-owned by the Company and their total revenue for the three-month period ended March 31, 2010 represent approximately 2.5% of the Company’s consolidated revenue for the same period. Their assets represent approximately 3.1% of the Company’s consolidated assets at March 31, 2010.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
See Part I, Notes to Condensed Consolidated Financial Statements, Note 10.
Item 1A. Risk Factors
There have been no material changes with respect to risk factors as previously disclosed in Dover’s Annual Report on Form 10-K for its fiscal year ended December 31, 2009.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a) Not applicable.
(b) Not applicable.
(c) The table below presents shares of the Company’s stock which were acquired by the Company during the quarter:

21 of 24

			Total Number of	Maximum Number (or
			Shares Purchased	Approximate Dollar Value)
	Total Number of		as Part of Publicly	of Shares that May Yet Be
	Shares	Average Price	Announced Plans or	Purchased under the
Period	Purchased (1)	Paid per Share	Programs	Plans or Programs (2)

January 1 to January 31	11,168	$43.06	—	8,903,968
February 1 to February 28	14,030	43.17	—	8,903,968
March 1 to March 31	594,728	46.46	584,000	8,319,968

For the First Quarter 2010	619,926	$46.33	584,000	8,319,968

(1)	11,168; 14,030; and 10,728 of these shares were acquired by the Company in January, February, and March, respectively, from the holders of its employee stock options when they tendered shares as full or partial payment of the exercise price of such options. These shares are applied against the exercise price at the market price on the date of exercise. During the month of March 2010, the Company purchased 584,000 shares under the five-year, 10,000,000 share repurchase authorized by the Board of Directors in May 2007, leaving 8,319,968 available for repurchase as of the end of the first quarter 2010.

(2)	As of December 31, 2009, the approximate number of shares still available for repurchase under the May 2007 share repurchase authorization was 8,903,968.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. [Removed and Reserved]
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

DOVER CORPORATION
Date: April 23, 2010	/s/ Brad M.Cerepak
Brad M. Cerepak,
Vice President, Finance & Chief Financial Officer (Principal Financial Officer)

Date: April 23, 2010	/s/ Raymond T. McKay Jr.
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

24 of 24