Form 10-Q
period 2010-06-30
DOVER CORP
filed 2010-07-23
CIK 29905

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT
PURSUANT TO SECTION 13 or 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
Commission File Number: 1-4018
Dover Corporation
(Exact name of registrant as specified in its charter)

Delaware (State of Incorporation)	53-0257888 (I.R.S. Employer Identification No.)

3005 Highland Parkway, Suite 200 Downers Grove, Illinois (Address of principal executive offices)	60515 (Zip Code)
(630) 541-1540
(Registrant’s telephone number)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑      No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑      No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12-b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐      No ☑
The number of shares outstanding of the Registrant’s common stock as of July 16, 2010 was 186,660,653.

Dover Corporation
Form 10-Q

(All other schedules are not required and have been omitted)

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements
DOVER CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(in thousands, except per share figures)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenue	$1,786,696	$1,390,331	$3,369,966	$2,769,417
Cost of goods and services	1,097,998	897,021	2,069,111	1,793,963

Gross profit	688,698	493,310	1,300,855	975,454
Selling and administrative expenses	423,809	364,962	832,978	732,352

Operating earnings	264,889	128,348	467,877	243,102
Interest expense, net	26,942	24,840	54,111	47,238
Other expense (income), net	(4,708)	1,513	(5,949)	(223)

Total interest/other expense, net	22,234	26,353	48,162	47,015

Earnings before provision for income taxes and discontinued operations	242,655	101,995	419,715	196,087
Provision for income taxes	70,762	1,121	126,337	34,118

Earnings from continuing operations	171,893	100,874	293,378	161,969
Loss from discontinued operations, net	(2,023)	(3,794)	(15,381)	(11,463)

Net earnings	$169,870	$97,080	$277,997	$150,506

Basic earnings (loss) per common share:
Earnings from continuing operations	$0.92	$0.54	$1.57	$0.87
Loss from discontinued operations, net	(0.01)	(0.02)	(0.08)	(0.06)
Net earnings	0.91	0.52	1.49	0.81

Weighted average shares outstanding	186,823	186,070	186,998	186,041

Diluted earnings (loss) per common share:
Earnings from continuing operations	$0.91	$0.54	$1.55	$0.87
Loss from discontinued operations, net	(0.01)	(0.02)	(0.08)	(0.06)
Net earnings	0.90	0.52	1.47	0.81

Weighted average shares outstanding	188,720	186,292	188,948	186,198

Dividends paid per common share	$0.26	$0.25	$0.52	$0.50

The following table is a reconciliation of the share amounts used in computing earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Weighted average shares outstanding — Basic	186,823	186,070	186,998	186,041
Dilutive effect of assumed exercise of employee stock options, SAR’s and performance shares	1,897	222	1,950	157

Weighted average shares outstanding — Diluted	188,720	186,292	188,948	186,198

Anti-dilutive options/SAR’s excluded from diluted EPS computation	3,790	13,365	1,501	13,538
See Notes to Condensed Consolidated Financial Statements

DOVER CORPORATION CONDENSED
CONDENSED CONSOLIDATED BALANCE SHEET
(in thousands)
(unaudited)

	June 30, 2010	December 31, 2009
Current assets:
Cash and equivalents	$738,817	$714,365
Short-term investments	234,720	223,809
Receivables, net of allowances of $38,765 and $41,832	1,076,132	878,754
Inventories, net	671,682	570,858
Prepaid and other current assets	56,677	64,922
Deferred tax asset	68,038	69,999

Total current assets	2,846,066	2,522,707

Property, plant and equipment, net	819,827	828,922
Goodwill	3,313,802	3,350,217
Intangible assets, net	908,224	950,748
Other assets and deferred charges	114,115	113,108
Assets of discontinued operations	81,273	116,701

Total assets	$8,083,307	$7,882,403

Current liabilities:
Notes payable and current maturities of long-term debt	$83,705	$35,624
Accounts payable	493,474	357,004
Accrued compensation and employee benefits	214,913	210,804
Accrued insurance	105,073	107,455
Other accrued expenses	236,692	219,295
Federal and other taxes on income	125,992	38,994

Total current liabilities	1,259,849	969,176

Long-term debt	1,790,642	1,825,260
Deferred income taxes	274,804	292,344
Other deferrals	550,980	573,137
Liabilities of discontinued operations	121,759	138,878
Commitments and contingent liabilities
Stockholders’ Equity:
Total stockholders’ equity	4,085,273	4,083,608

Total liabilities and stockholders’ equity	$8,083,307	$7,882,403

See Notes to Condensed Consolidated Financial Statements

DOVER CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

			Accumulated
	Common	Additional	Other			Total
	Stock	Paid-In	Comprehensive	Retained	Treasury	Stockholders’
	$1 Par Value	Capital	Earnings (Loss)	Earnings	Stock	Equity
Balance at December 31, 2009	$247,342	$497,291	$84,842	$5,453,022	$(2,198,889)	$4,083,608

Net earnings	—	—	—	277,997	—	277,997
Dividends paid	—	—	—	(97,277)	—	(97,277)
Common stock issued for options exercised	1,132	39,442	—	—	—	40,574
Tax benefit from the exercise of stock options	—	2,216	—	—	—	2,216
Stock-based compensation expense	—	12,125	—	—	—	12,125
Common stock acquired	—	—	—	—	(64,454)	(64,454)
Translation of foreign financial statements	—	—	(171,465)	—	—	(171,465)
Unrealized holding gains, net of tax	—	—	461	—	—	461
SFAS 158 amortization, net of tax	—	—	1,488	—	—	1,488

Balance at June 30, 2010	$248,474	$551,074	$(84,674)	$5,633,742	$(2,263,343)	$4,085,273

Preferred Stock; $100 par value per share; 100,000 shares authorized; no shares issued.
See Notes to Condensed Consolidated Financial Statements

DOVER CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2010	2009
Operating Activities of Continuing Operations

Net earnings	$277,997	$150,506

Adjustments to reconcile net earnings to net cash from operating activities:
Loss from discontinued operations	15,381	11,463
Depreciation and amortization	132,013	127,560
Stock-based compensation	12,963	11,039
Gain on sale of assets	(5,088)	—
Cash effect of changes in current assets and liabilities (excluding effects of acquisitions, dispositions and foreign exchange):
Accounts receivable	(228,007)	152,340
Inventories	(114,408)	58,915
Prepaid expenses and other assets	7,715	(24,665)
Accounts payable	151,731	(26,839)
Accrued expenses	29,689	(119,433)
Accrued and deferred taxes, net	69,834	(14,512)
Other non-current, net	(31,555)	(19,072)

Net cash provided by operating activities of continuing operations	318,265	307,302

Investing Activities of Continuing Operations
Proceeds from sales of short-term investments	304,278	226,794
Purchase of short-term investments	(350,583)	(96,193)
Proceeds from the sale of property, plant and equipment	11,315	8,727
Additions to property, plant and equipment	(86,281)	(58,451)
Proceeds from the sales of businesses	4,500	1,375
Acquisitions (net of cash and cash equivalents acquired)	(9,985)	(34,288)

Net cash (used in) provided by investing activities of continuing operations	(126,756)	47,964

Financing Activities of Continuing Operations
Change in notes payable, net	30,000	(92,270)
Reduction of long-term debt	(16,537)	(14,545)
Purchase of common stock	(64,454)	—
Proceeds from exercise of stock options, including tax benefits	42,787	3,966
Dividends to stockholders	(97,277)	(93,033)

Net cash provided by (used in) financing activities of continuing operations	(105,481)	(195,882)

Cash Flows from Discontinued Operations
Net cash used in operating activities of discontinued operations	(1,434)	(18,664)
Net cash used in investing activities of discontinued operations	(140)	(244)

Net cash used in discontinued operations	(1,574)	(18,908)

Effect of exchange rate changes on cash and cash equivalents	(60,002)	5,675

Net increase in cash and cash equivalents	24,452	146,151
Cash and cash equivalents at beginning of period	714,365	547,409

Cash and cash equivalents at end of period	$738,817	$693,560

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
2. Acquisitions
The following table details the acquisitions made during the six months ended June 30, 2010.
2010 Acquisitions

Date	Type	Company Acquired	Location (Near)	Segment	Platform	Company
May 4	Stock	BSC Filters	York, UK	Electronic Technologies	N/A	Ceramic & Microwave Products Group
June 1	Asset	Chemilizer	Largo, FL	Fluid Management	Fluid Solutions	HydroSystems
The 2010 acquisitions are wholly-owned and had an aggregate cost of $10.0 million, net of cash acquired, at the dates of acquisition. The Company is in the process of finalizing appraisals of tangible and intangible assets and continuing to evaluate the initial purchase price allocations for the 2010 acquisitions. Accordingly, management has used its best estimate in the preliminary purchase price allocations as of the date of these financial statements.
During the six months ended June 30, 2010, the Company recorded adjustments to goodwill by allocating $15.6 million primarily to customer-related intangibles and property, plant and equipment.
The following unaudited pro forma information illustrates the effect on the Company’s revenue and net earnings for the three and six months ended June 30, 2010 and 2009, assuming that the 2010 and 2009 acquisitions had all taken place as of the beginning of the periods presented.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share figures)	2010	2009	2010	2009
Revenue from continuing operations:
As reported	$1,786,696	$1,390,331	$3,369,966	$2,769,417
Pro forma	1,787,770	1,442,956	3,373,364	2,905,938
Net earnings from continuing operations:
As reported	$171,893	$100,874	$293,378	$161,969
Pro forma	172,007	103,175	293,709	166,707
Basic earnings per share from continuing operations:
As reported	$0.92	$0.54	$1.57	$0.87
Pro forma	0.92	0.55	1.57	0.90
Diluted earnings per share from continuing operations:
As reported	$0.91	$0.54	$1.55	$0.87
Pro forma	0.91	0.55	1.55	0.90
These pro forma results of operations have been prepared for comparative purposes only and include certain adjustments to actual financial results for the periods presented, such as imputed financing costs, and estimated additional amortization and depreciation expense as a result of intangibles and fixed assets acquired, measured at fair value. They do not purport to be indicative of the results of operations that actually would have resulted had the acquisitions occurred on the date indicated or that may result in the future.

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
In connection with certain acquisitions that occurred prior to January 1, 2009, the Company had established reserves related to severance and facility closings as a component of the purchase price allocation. As of June 30, 2010, these reserves have been substantially paid out.
3. Inventories, net
The following table displays the components of inventory:

(in thousands)	June 30, 2010	December 31, 2009
Raw materials	$317,567	$291,340
Work in progress	163,002	136,726
Finished goods	241,111	191,853

Subtotal	721,680	619,919
Less LIFO reserve	49,998	49,061

Total	$671,682	$570,858

4. Property, Plant and Equipment, net
The following table details the components of property, plant and equipment, net:

(in thousands)	June 30, 2010	December 31, 2009
Land	$49,377	$48,010
Buildings and improvements	553,563	555,262
Machinery, equipment and other	1,845,899	1,840,638

	2,448,839	2,443,910
Accumulated depreciation	(1,629,012)	(1,614,988)

Total	$819,827	$828,922

5. Fair Value of Financial Instruments
The carrying amount of cash and cash equivalents, trade receivables, accounts payable, notes payable and accrued expenses approximated fair value as of June 30, 2010 and December 31, 2009 due to the short maturity of less than one year for these instruments.
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

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring basis by the level within the fair value hierarchy as of June 30, 2010 and December 31, 2009:

	June 30, 2010			December 31, 2009
(in thousands)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Short-term investments	$234,720	$—	$—	$223,809	$—	$—
Short-term investments are included in current assets in the Unaudited Condensed Consolidated Balance Sheets, and generally consist of investment grade time deposits with original maturities between three months and one year.
6. Goodwill and Other Intangible Assets
The following table provides the changes in carrying value of goodwill by segment for the six months ended June 30, 2010:

	Balance at December 31, 2009						Balance at
	Gross Carrying	Accumulated		2010	Purchase Price		June 30, 2010
(in thousands)	Amount	Impairment	Net Goodwill	Acquisitions	Adjustments	Other (A)	Net Goodwill
Electronic Technologies	$979,506	$—	$979,506	$5,197	$—	$(13,430)	$971,273
Industrial Products	1,020,202	(99,751)	920,451	—	—	(1,310)	919,141
Fluid Management	677,903	(59,971)	617,932	2,220	(1,590)	(3,533)	615,029
Engineered Systems	832,328	—	832,328	—	(14,016)	(9,953)	808,359

Total	$3,509,939	$(159,722)	$3,350,217	$7,417	$(15,606)	$(28,226)	$3,313,802

(A)	Primarily currency translation adjustments
The following table provides the gross carrying value and accumulated amortization for each major class of intangible asset:

	June 30, 2010		December 31, 2009
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
(in thousands)	Amount	Amortization	Amount	Amortization
Amortized Intangible Assets:
Trademarks	$74,122	$18,736	$72,790	$16,492
Patents	130,646	89,265	128,041	84,092
Customer Intangibles	766,693	297,601	764,865	267,558
Unpatented Technologies	129,498	78,121	134,822	75,244
Non-Compete Agreements	3,396	3,332	3,396	3,310
Drawings & Manuals	13,252	6,970	11,922	6,523
Distributor Relationships	73,131	22,773	73,230	20,974
Other	21,672	13,506	20,344	12,722

Total	1,212,410	530,304	1,209,410	486,915

Unamortized Intangible Assets:
Trademarks	226,118		228,253

Total Intangible Assets	$1,438,528	$530,304	$1,437,663	$486,915

Amortization expense totaled $25.9 million and $24.3 million for the three months ended June 30, 2010 and 2009, respectively. For the six months ended June 30, 2010 and 2009, amortization expense was $51.7 million and $48.9 million, respectively.

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
7. Income Taxes
The Company’s provision for income taxes for continuing operations in interim periods is computed by applying its estimated annual effective tax rate against earnings before income tax expense for the period. In addition, non-recurring or discrete items are recorded during the period in which they occur. The effective tax rates for the three and six months ended June 30, 2010 were 29.2% and 30.1% compared to the prior year rates of 1.1% and 17.4%, respectively. The mix of non-U.S. earnings in low-tax jurisdictions had a positive impact on the effective tax rates for the three and six months ended June 30, 2010 as compared to the prior year periods, excluding the benefit of a $28.4 million favorable tax settlement in the second quarter of 2009.
8. Discontinued Operations
During the first quarter of 2010, the Company sold a business for net consideration of $7.5 million, resulting in a net after-tax loss of approximately $13.1 million. During the second quarter of 2010, the loss was increased by approximately $0.9 million, net of tax, upon settlement of a $1.5 million working capital adjustment related to the sale. During the six months ended June 30, 2009, the Company recorded adjustments to the carrying value of a business held for sale and other adjustments resulting in a net after-tax loss of approximately $7.4 million.
Summarized results of the Company’s discontinued operations are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2010	2009	2010	2009
Revenue	$—	$13,457	$9,380	$26,333

Loss on sale, net of taxes (1)	$(926)	$(9)	$(14,203)	$(7,454)

Loss from operations before taxes	(323)	(2,912)	102	(2,884)
Benefit (provision) for income taxes	(774)	(873)	(1,280)	(1,125)

Loss from discontinued operations, net of tax	$(2,023)	$(3,794)	$(15,381)	$(11,463)

(1)	Includes impairments in 2009.
The Company currently has no businesses held for sale in discontinued operations. At June 30, 2010, the assets and liabilities of discontinued operations primarily represent residual amounts for deferred tax assets, short and long-term reserves, and contingencies related to businesses previously sold. Additional detail related to the assets and liabilities of the Company’s discontinued operations is as follows:

(in thousands)	June 30, 2010	December 31, 2009
Assets of Discontinued Operations
Current assets	$54,399	$73,284
Non-current assets	26,874	43,417

	$81,273	$116,701

Liabilities of Discontinued Operations
Current liabilities	$15,425	$25,919
Non-current liabilities	106,334	112,959

	$121,759	$138,878

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

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
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
The Company currently has an outstanding swap agreement for a total notional amount of $50.0 million in exchange for CHF 65.1 million. This agreement hedges a portion of the Company’s net investment in non-U.S. operations and the fair value outstanding at June 30, 2010 reflects a loss of $10.7 million which was based on quoted market prices for similar instruments (using Level 2 inputs under the provisions of ASC 820). The change in fair value of this hedge is recorded in cumulative translation adjustments, and the corresponding $10.7 million liability is recorded in other deferrals in the unaudited Condensed Consolidated Balance Sheet. This hedge is effective.
The Company’s other hedging activity is not significant; therefore tabular disclosures are not presented. There are no amounts excluded from the assessment of hedge effectiveness and there are no credit risk related contingent features in the Company’s derivative instruments. In addition, the amount of gains or losses from hedging activity recorded in earnings and the amount of unrealized gains or losses from cash flow hedges which are expected to be reclassified to earnings in the next twelve months are not significant to the Company.
Debt
The Company’s long-term debt with a book value of $1,844.3 million, of which $53.7 million is current and payable in less than one year, had a fair value of approximately $2,071.2 million at June 30, 2010. The estimated fair value of the long-term debt is based on quoted market prices for similar issues.
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

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Estimated warranty program claims are provided for at the time of sale. Amounts provided for are based on historical costs and adjusted new claims. The changes in the carrying amount of product warranties through June 30, 2010 and 2009 are as follows:

(in thousands)	2010	2009
Beginning Balance, January 1	$59,713	$56,137
Provision for warranties	19,728	15,219
Increase from acquisitions/dispositions	37	2,737
Settlements made	(18,364)	(16,924)
Other adjustments, including currency translation	(1,932)	66

Ending Balance, June 30	$59,182	$57,235

From time to time, the Company will initiate various restructuring programs at its operating companies and incur severance and other restructuring costs. For the three months ended June 30, 2010, the restructuring charges of $0.2 million were recorded in selling and administrative expenses. For the six months ended June 30, 2010, $0.7 million and $1.5 million of restructuring charges were recorded in cost of goods and services and selling and administrative expenses, respectively.
The following table details the Company’s severance and other restructuring reserve activity:

(in thousands)	Severance	Exit	Total
At December 31, 2009	$8,152	$8,619	$16,771
Provision	1,471	777	2,248
Payments	(7,242)	(3,262)	(10,504)
Other, including impairments	(364)	(541)	(905)

At June 30, 2010	$2,017	$5,593	$7,610

The following table details restructuring charges incurred by segment for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2010	2009	2010	2009
Industrial Products	$463	$5,663	$796	$12,097
Engineered Systems	310	3,916	426	11,636
Fluid Management	(489)	1,789	768	4,304
Electronic Technologies	(87)	7,043	258	25,590

Total	$197	$18,411	$2,248	$53,627

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
11. Employee Benefit Plans
The following tables set forth the components of the Company’s net periodic expense relating to retirement and post-retirement benefit plans:

	Retirement Plan Benefits
	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2010	2009	2010	2009
Expected return on plan assets	$(9,621)	$(8,547)	$(19,242)	$(17,094)
Benefits earned during period	4,850	5,003	9,700	10,006
Interest accrued on benefit obligation	9,632	9,268	19,264	18,536
Curtailment gain	—	—	—	(337)
Amortization (A):
Prior service cost	2,158	2,249	4,316	4,498
Recognized actuarial loss	1,367	1,298	2,734	2,596
Transition obligation	(11)	(10)	(22)	(20)
Other	20	—	—	—

Net periodic expense	$8,395	$9,261	$16,750	$18,185

	Post-Retirement Benefits
	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2010	2009	2010	2009
Expected return on plan assets	$—	$—	$—	$—
Benefits earned during period	70	79	139	158
Interest accrued on benefit obligation	212	240	420	480
Amortization (A):
Prior service cost	(98)	(43)	(200)	(86)
Recognized actuarial gain	(103)	(107)	(203)	(214)

Net periodic expense	$81	$169	$156	$338

(A)	A portion of the current year amortization amounts are recorded as increases to accumulated other comprehensive income totaling approximately $0.2 million, net of tax, and $2.3 million, net of tax, for the three months ended June 30, 2010 and 2009, respectively, and $1.5 million, net of tax and $4.6 million, net of tax, for the six months ended June 30, 2010 and 2009, respectively.
12. Comprehensive Earnings
Comprehensive earnings were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2010	2009	2010	2009
Net Earnings	$169,870	$97,080	$277,997	$150,506

Foreign currency translation adjustment	(86,198)	69,193	(171,465)	33,517
Unrealized holding gains (losses), net of tax	(15)	8	33	99
Derivative cash flow hedges, net of tax	463	392	428	1,025
SFAS 158 amortization, net of tax	161	2,308	1,488	4,616

Comprehensive Earnings	$84,281	$168,981	$108,481	$189,763

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
13. Segment Information
For management reporting and performance evaluation purposes, the Company categorizes its operating companies into four distinct reportable segments. Segment financial information and a reconciliation of segment results to consolidated results follows:

	Three Months ended June 30		Six Months Ended June 30,
(in thousands)	2010	2009	2010	2009
REVENUE
Industrial Products	$462,386	$382,948	$891,184	$817,739
Engineered Systems	577,121	467,417	1,061,394	868,201
Fluid Management	403,674	295,270	784,474	626,042
Electronic Technologies	345,607	245,953	636,596	459,988
Intra-segment eliminations	(2,092)	(1,257)	(3,682)	(2,553)

Total consolidated revenue	$1,786,696	$1,390,331	$3,369,966	$2,769,417

EARNINGS FROM CONTINUING OPERATIONS
Segment Earnings:
Industrial Products	$61,635	$25,421	$112,674	$59,966
Engineered Systems	84,655	57,462	139,498	100,767
Fluid Management	96,168	55,573	182,935	131,014
Electronic Technologies	59,582	17,993	104,487	5,883

Total segments	302,040	156,449	539,594	297,630
Corporate expense / other	(32,443)	(29,614)	(65,768)	(54,305)
Net interest expense	(26,942)	(24,840)	(54,111)	(47,238)

Earnings from continuing operations before provision for income taxes and discontinued operations	242,655	101,995	419,715	196,087
Provision for taxes	70,762	1,121	126,337	34,118

Earnings from continuing operations — total consolidated	$171,893	$100,874	$293,378	$161,969

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

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
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
15. Equity Incentive Program
During the six months ended June 30, 2010, the Company issued stock appreciation rights (“SARs”) covering 2,306,440 shares and 68,446 performance shares. During the six months ended June 30, 2009, the Company issued SARs covering 2,796,124 shares and 75,892 performance shares.
The fair value of each SAR grant was estimated on the date of grant using the Black-Scholes option pricing model. The performance share awards are market condition awards and have been assessed at fair value on the date of grant using the Monte Carlo simulation model. The following assumptions were used in determining the fair value of the SARs and performance shares awarded during the respective periods:

	SARs		Performance Shares
	Six months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Risk-free interest rate	2.77%	2.06%	1.37%	1.23%
Dividend yield	2.33%	3.23%	2.38%	3.23%
Expected life (years)	6.0	6.5	2.9	2.9
Volatility	31.93%	30.47%	39.98%	30.24%
Grant price	$42.88	$29.45	n/a	n/a
Fair value at date of grant	$11.66	$6.58	$57.49	$32.80
For the three months ended June 30, 2010 and 2009, after-tax stock-based compensation expense totaled $3.9 million and $3.3 million, respectively. For the six months ended June 30, 2010 and 2009, after-tax stock-based compensation expense totaled $8.4 million and $7.2 million, respectively. Stock-based compensation is reported within selling and administrative expenses in the accompanying Unaudited Condensed Consolidated Statement of Operations.
16. Share Repurchases
In May 2007, the Board of Directors authorized the repurchase of up to 10,000,000 shares through May 2012. During the six months ended June 30, 2010, the Company repurchased 1,340,000 shares of its common stock in the open market and 35,926 shares from the holders of its employee stock options/SARs when they tendered shares as full or partial payment of the exercise price of such options/SARs. A total of 1,375,926 shares were repurchased at an average price of $46.84 per share. Treasury shares increased to 61,843,319 at June 30, 2010 from a balance of 60,467,393 at December 31, 2009.
17. Subsequent Events
The Company assessed events occurring subsequent to June 30, 2010 for potential recognition and disclosure in the Unaudited Condensed Consolidated Financial Statements. No events have occurred that would require adjustment to or disclosure in the Unaudited Condensed Consolidated Financial Statements.

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
Cash and cash equivalents of $738.8 million at June 30, 2010 increased $24.4 million from the December 31, 2009 balance of $714.4 million. In addition, short-term investments at June 30, 2010 increased $10.9 million from the balance at December 31, 2009. Cash equivalents were invested in highly liquid investment grade money market instruments with a maturity of less than three months. Short-term investments consist of investment grade time deposits with original maturity dates between three months and one year.
The Company’s total cash, cash equivalents and short-term investment balance of $973.5 million as of June 30, 2010, includes $952.0 million held outside of the United States.
The following table is derived from the Condensed Consolidated Statement of Cash Flows:

	Six Months Ended June 30,
Cash Flows from Continuing Operations (in thousands)	2010	2009
Net Cash Flows Provided By (Used In):
Operating activities	$318,265	$307,302
Investing activities	(126,756)	47,964
Financing activities	(105,481)	(195,882)
Cash flows provided by operating activities for the first six months of 2010 increased $11.0 million from the prior year period. The increase resulted from the significant improvement in earnings, offset in part by higher working capital investment driven by the increased order and revenue levels.
For the six months ended June 30, 2010, the Company used cash in investing activities of $126.8 million compared to cash generated from investing activities of $48.0 million in the prior year period, with the increased use largely reflecting additional net purchases of short-term investments and higher capital expenditures. Capital expenditures during the six months ended June 30, 2010 were $27.8 million higher than expenditures made in the prior year period, while acquisition expenditures in the current period were $24.3 million lower than expenditures for acquisitions in the prior year. Capital expenditures for the first six months of 2010 primarily relate to capacity expansion requirements of our high-growth businesses. The Company currently anticipates that any additional acquisitions made during the remainder of the year will be funded from available cash and internally generated funds and, if necessary, through the issuance of commercial paper, use of established lines of credit or public debt markets.

For the six months ended June 30, 2010, cash used in financing activities decreased $90.4 million. The reduced use of cash in the 2010 period compared to the prior year resulted primarily from a net increase of $122.3 million from the issuance of commercial paper for general corporate purposes, as well as higher proceeds from the exercise of employee stock options, offset in part by treasury stock purchases totaling $64.5 million and dividend payments.
Adjusted Working Capital (a non-GAAP measure calculated as accounts receivable, plus inventory, less accounts payable) increased from the prior year end by $161.7 million, or 14.8%, to $1,254.3 million which reflected an increase in receivables of $197.4 million, an increase in inventory of $100.8 million and an increase in accounts payable of $136.5 million generally due to higher sales volume. Excluding acquisitions and the effects of foreign exchange translation, Adjusted Working Capital would have increased by $190.7 million, or 17.5%. “Average Annual Adjusted Working Capital” as a percentage of revenue (a non-GAAP measure calculated as the five-quarter average balance of accounts receivable, plus inventory, less accounts payable divided by the trailing twelve months of revenue) decreased to 18.1% at June 30, 2010 from 19.9% at December 31, 2009 and inventory turns were 6.5 at June 30, 2010 compared to 6.2 at December 31, 2009.
In addition to measuring its cash flow generation and usage based upon the operating, investing and financing classifications included in the Unaudited Condensed Consolidated Statements of Cash Flows, the Company also measures free cash flow (a non-GAAP measure). Management believes that free cash flow is an important measure of operating performance because it provides both management and investors a measurement of cash generated from operations that is available to fund acquisitions, pay dividends, repay debt and repurchase Dover’s common stock. The Company’s free cash flow for the six months ended June 30, 2010 decreased $16.9 million compared to the prior year period, primarily due to the significant investment in working capital and increase in capital expenditures, partially offset by greater earnings on increased sales volume from continuing operations.
The following table is a reconciliation of free cash flow from cash flow provided by operating activities:

	Six Months Ended June 30,
Free Cash Flow (in thousands)	2010	2009
Cash flow provided by operating activities	$318,265	$307,302
Less: Capital expenditures	86,281	58,451

Free cash flow	$231,984	$248,851

Free cash flow as a percentage of revenue	6.9%	9.0%

The Company utilizes total debt and net debt-to-total-capitalization calculations to assess its overall financial leverage and capacity and believes the calculations are useful to investors for the same reason. The following table provides a reconciliation of total debt and net debt-to-total-capitalization to the most directly comparable GAAP measures:

Net Debt to Total Capitalization Ratio (in thousands)	June 30, 2010	December 31, 2009
Current maturities of long-term debt	$53,705	$35,624
Commercial paper and other short-term debt	30,000	—
Long-term debt	1,790,642	1,825,260

Total debt	1,874,347	1,860,884
Less: Cash, cash equivalents and short-term investments	973,537	938,174

Net debt	900,810	922,710

Add: Stockholders’ equity	4,085,273	4,083,608

Total capitalization	$4,986,083	$5,006,318

Net debt to total capitalization	18.1%	18.4%

The total debt level of $1,874.3 million at June 30, 2010 increased $13.5 million from December 31, 2009, primarily due to the issuance of commercial paper offset in part by repayment of $16.5 million of long-term debt. The net debt decrease was due to a larger cash balance generated from operations in the first half of 2010 when compared to the prior year period, partially offset by a higher total debt level.

The Company’s total long-term debt with a book value of $1,844.3 million, of which $53.7 million is current and payable within one year, had a fair value of approximately $2,071.2 million at June 30, 2010. The estimated fair value of the long-term debt is based on quoted market prices for similar issues.
The Company currently has an outstanding swap agreement for a total notional amount of $50.0 million in exchange for CHF65.1 million. This agreement hedges a portion of the Company’s net investment in non-U.S. operations and the fair value outstanding at June 30, 2010 reflects a loss of $10.7 million which was based on quoted market prices for similar instruments (using Level 2 inputs under the provisions of ASC 820). The change in fair value of this hedge is recorded in cumulative translation adjustments and the corresponding $10.7 million liability is recorded in other deferrals in the unaudited Condensed Consolidated Balance Sheet. This hedge is effective.
(2) RESULTS OF OPERATIONS:
CONSOLIDATED RESULTS OF OPERATIONS
Revenue for the second quarter of 2010 increased 28.5% to $1,786.7 million from the comparable 2009 period, with increases at all of the Company’s segments. The Company’s revenue increase was attributed to organic revenue growth of 23.8%, revenue growth of 3.9% related to acquisitions completed in 2010 and 2009, and a 0.8% favorable impact from foreign exchange. Gross profit increased 39.6% to $688.7 million from the prior year quarter while gross profit margin increased 300 basis points to 38.5%. The increase in gross profit reflects the higher sales volumes, coupled with the impacts of lower restructuring charges on a comparative basis and the benefits realized in the current period from restructuring initiatives executed in the prior year.
Revenue for the first six months of 2010 increased 21.7% to $3,370.0 million from the comparable 2009 period, with increases at all of the Company’s segments. The Company’s revenue increase was attributed to organic revenue growth of 15.4%, revenue growth of 4.5% related to acquisitions completed in 2010 and 2009, and a 1.8% favorable impact from foreign exchange. Gross profit increased 33.4% to $1,300.9 from the prior year period while gross profit margin increased 340 basis points to 38.6%, due to the same drivers as in the quarter.
Selling and administrative expenses of $423.8 million for the second quarter of 2010 increased by 16.1% or $58.8 million over the comparable 2009 period. As a percentage of revenue, these costs decreased to 23.7% from 26.3% in the comparable 2009 period, reflecting increased revenue levels, the benefit of cost containment efforts and productivity savings, and the absence of significant restructuring charges in the current period.
Selling and administrative expenses of $833.0 million for the first half of 2010 increased by 13.7% or $100.6 million over the comparable 2009 period. As a percentage of revenue, these costs decreased to 24.7% from 26.4% in the comparable 2009 period, reflecting increased revenue levels, the benefit of cost containment efforts and productivity savings, and the absence of significant restructuring charges in the current period.
Interest expense, net, for the second quarter of 2010 increased by $2.1 million compared to the same quarter of last year, while interest expense, net, for the first half of 2010 increased by $6.9 million compared to the respective prior year period. In both the three and six month periods, the increase was primarily due to reduced interest income resulting from lower interest rates on short term investment balances. Interest income declined by $2.5 million and $7.1 million for the three and six month periods ended June 30, 2010, respectively, compared to the same periods of 2009.
Other income/(expense), net for the quarter and year to date periods ending June 30, 2010 primarily reflects the impact of foreign exchange fluctuations on assets and liabilities denominated in currencies other than the individual business units’ functional currencies. Other income/(expense), net for the quarter and year to date periods ending June 30, 2009 also reflects the impact of foreign exchange fluctuations on assets and liabilities denominated in currencies other than the individual business units’ functional currencies, while the six month period in 2009 also includes a favorable insurance settlement realized in the first quarter of 2009.
The effective tax rates for continuing operations for the three and six months ended June 30, 2010 were 29.2% and 30.1%, compared to the prior period rates of 1.1% and 17.4%, respectively. Excluding the benefit of a $28.4 million favorable tax settlement in the second quarter of 2009, the effective tax rates for the three and six months ended June 30, 2009 were 28.9% and 31.9%, with the variance to the effective tax rates in the 2010 periods being primarily attributed to the mix of non-U.S.

earnings in low-tax jurisdictions. With the exception of contested matters, for which an estimate cannot be made due to uncertainties, the Company believes it is reasonably possible that several uncertain tax positions will be settled in the second half of the year.
Earnings from continuing operations for the second quarter increased 70.4% to $171.9 million, or $0.91 diluted EPS (“EPS”), compared to $100.9 million, or $0.54 EPS, in the prior year second quarter. The increase was primarily a result of end-market improvements across all of the Company’s segments driving increased sales volume, coupled with the absence of significant restructuring charges in the current period and the benefits of restructuring initiatives from the prior year. Earnings from continuing operations for the first half of 2010 increased 81.1% to $293.4 million, or $1.55 diluted EPS, compared to $162.0 million, or $0.87 diluted EPS, in the prior year period primarily driven by the same factors.
The loss from discontinued operations for the second quarter of 2010 was $2.0 million, or $0.01 EPS, compared to a second quarter 2009 loss of $3.8 million, or $0.02 EPS. The 2010 loss related primarily to a working capital adjustment and other tax adjustments on previously sold businesses. The 2009 loss related primarily to a loss from operations of $3.8 million, net of tax, related to a business held for sale at the time.
Loss from discontinued operations for the first half of 2010 was $15.4 million, or $0.08 EPS, compared to a loss of $11.5 million, or $0.06 EPS, in the comparable 2009 period. The 2010 loss related primarily to the loss generated by the sale of a business that had been previously reflected as discontinued operations. The 2009 loss related primarily to adjustments to the fair value of a business held for sale at that time.
Severance and Other Restructuring Reserves
From time to time, the Company will initiate various restructuring programs at its operating companies. During 2009, the Company substantially increased the amount of its restructuring efforts in response to the significant decline in global economic activity. The Company does not expect to incur significant restructuring costs during the remainder of 2010 and expects the restructuring costs incurred during the prior year to yield incremental savings of approximately $30 to $40 million in 2010.
At June 30, 2010 and December 31, 2009 the Company had reserves related to severance and other restructuring activities of $7.6 million and $16.8 million, respectively. During the second quarter of 2010, the Company recorded $0.2 million in additional charges and made $3.6 million in payments and other adjustments related to these reserves. The restructuring charges for the quarter were recorded in selling and administrative expenses in the Unaudited Condensed Consolidated Statement of Operations.
During the first half of 2010, the Company recorded $2.2 million in additional charges and made $11.4 million in payments and other adjustments related to these reserves. For the first half of 2010, $0.7 million and $1.5 million of restructuring charges were recorded in cost of goods and services and selling and administrative expenses, respectively, in the Unaudited Condensed Consolidated Statement of Operations.
The following table details the restructuring charges incurred by segment:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2010	2009	2010	2009
Industrial Products	$463	$5,663	$796	$12,097
Engineered Systems	310	3,916	426	11,636
Fluid Management	(489)	1,789	768	4,304
Electronic Technologies	(87)	7,043	258	25,590

Total	$197	$18,411	$2,248	$53,627

Current Economic Environment
The indications of a global economic recovery were first seen in third quarter 2009 bookings. This trend continued through the fourth quarter and the first half of 2010 has continued to show improvements in bookings and backlog. The structural changes made over the last few years, including becoming less dependent on capital goods markets and having greater recurring revenue, together with improved working capital management, strong pricing discipline and general improvements across most end-markets, are expected to result in 2010 revenue, earnings and margin improvements as compared to 2009. As discussed in the Liquidity and Capital Resources section, the Company believes that existing sources of liquidity are adequate to meet anticipated funding needs.
2010 Outlook
Dover anticipates that 2010 revenue will increase 16% to 18% above 2009 levels. The Company anticipates full year organic growth to be in the range of 13% to 15% (inclusive of foreign currency impact) and acquisition related growth to be around 3% for transactions completed in 2009 and 2010. Based on these assumptions, Dover has projected that its continuing diluted earnings per share for 2010 will be in the range of $3.05 to $3.25 and expects its earnings to follow a traditional pattern. If the global or domestic economic conditions accelerate or deteriorate, Dover’s operating results for 2010 could be materially different than currently projected.

SEGMENT RESULTS OF OPERATIONS
Industrial Products

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2010	2009	% Change	2010	2009	% Change
Revenue
Material Handling	$214,295	$153,574	40%	$403,347	$340,225	19%
Mobile Equipment	248,523	229,521	8%	488,662	477,813	2%
Eliminations	(432)	(147)		(825)	(299)

	$462,386	$382,948	21%	$891,184	$817,739	9%

Segment earnings	$61,635	$25,421	142%	$112,674	$59,966	88%
Operating margin	13.3%	6.6%		12.6%	7.3%

Acquisition related depreciation and amortization expense*	$7,620	$7,709	-1%	$15,195	$16,096	-6%

Bookings
Material Handling	$223,787	$126,224	77%	$427,885	$244,567	75%
Mobile Equipment	288,887	245,937	17%	520,015	456,495	14%
Eliminations	(303)	(202)		(710)	(224)

	$512,371	$371,959	38%	$947,190	$700,838	35%

Backlog
Material Handling				$140,452	$93,247	51%
Mobile Equipment				359,727	368,315	-2%
Eliminations				(257)	(143)

				$499,922	$461,419	8%

*	Represents the pre-tax impact on earnings from the depreciation and amortization of acquisition accounting write-ups to reflect the fair value of inventory, property, plant and equipment, and intangible assets.
Industrial Products’ revenue and earnings increased by 21% and 142%, respectively, from the second quarter of the prior year primarily due to broad-based revenue growth in material handling businesses, which more than offset the softness in commercial trailer and aerospace markets. The segment’s increase in revenue was driven substantially by organic revenue growth with minimal impact due to foreign exchange. Earnings and margin in the second quarter of 2010 were favorably impacted by increased volume in high margin businesses, the absence of restructuring charges and the benefits of the restructuring initiatives from prior periods.
Material Handling revenue increased 40%, when compared to the prior year second quarter, while earnings increased by over 700%, after excluding the impact of a $3.4 million one-time gain on the sale of a property. Revenue improvements were experienced across the platform, including those businesses with construction exposure. Earnings and operating margin improved due to increased sales volume, coupled with the absence of restructuring charges in the current period and benefits associated with prior year restructuring initiatives.
Mobile Equipment revenue and earnings increased 8% and 22%, respectively, over the prior year second quarter primarily due to continued improvements in the vehicle service business, offset in part by softness in the commercial trailer and aerospace markets. Earnings and operating margin at the platform level were favorably impacted by the benefits achieved from restructuring initiatives taken in the prior year and the absence of significant restructuring charges in the current period.
For the six months ended June 30, 2010, Industrial Products’ revenue and earnings increased 9% and 88%, respectively, as compared to the six months ended June 30, 2009. Revenue and earnings were favorably impacted by increased sales volume and the one-time gain noted during the second quarter, as well as the absence of restructuring charges and the benefits of the restructuring initiatives from prior periods.

Engineered Systems

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2010	2009	% Change	2010	2009	% Change
Revenue
Engineered Products	$357,570	$274,399	30%	$629,343	$497,825	26%
Product Identification	219,551	193,018	14%	432,051	370,376	17%

	$577,121	$467,417	23%	$1,061,394	$868,201	22%

Segment earnings	$84,655	$57,462	47%	$139,498	$100,767	38%
Operating margin	14.7%	12.3%		13.1%	11.6%

Acquisition related depreciation and amortization expense*	$7,057	$6,437	10%	$14,972	$12,507	20%

Bookings
Engineered Products	$379,048	$259,868	46%	$747,182	$496,222	51%
Product Identification	223,203	205,736	8%	443,613	381,416	16%

	$602,251	$465,604	29%	$1,190,795	$877,638	36%

Backlog
Engineered Products				$334,971	$245,165	37%
Product Identification				80,550	66,288	22%

				$415,521	$311,453	33%

*	Represents the pre-tax impact on earnings from the depreciation and amortization of acquisition accounting write-ups to reflect the fair value of inventory, property, plant and equipment, and intangible assets.
Engineered Systems revenue and earnings increased by 23% and 47%, respectively, from the second quarter of the prior year. The increase in revenue was supported by 14% organic revenue growth and a 9% increase from acquisitions completed in 2009, with minimal impact from foreign currency rates. The earnings increase was substantially driven by strength in Product ID and Hill Phoenix volume, including recent acquisitions, coupled with the benefits from prior year restructuring activities, which more than offset higher commodity costs.
Engineered Products second quarter revenue increased 30% while earnings increased by 36%. Core business revenue increased 15% driven by higher sales volume at Hill Phoenix. Growth from acquisitions completed in 2009 contributed 15% to revenue growth and was accretive to earnings in the period. Excluding acquisitions, earnings were favorably impacted by higher core sales volume throughout most businesses and contribution from 2009 restructuring activities, partly offset by higher material costs in the segment’s heat exchanger business.
Product Identification revenue and earnings increased by 14% and 50%, respectively, compared to the prior year second quarter. Higher sales volumes drove organic revenue growth of 13% with the balance of the revenue increase due primarily to the impact from the 2009 acquisition of Extech Instruments. The earnings increase was due to flow-through of increased sales volume and the benefits of prior year restructuring activities.
For the six months ended June 30, 2010, Engineered Systems’ revenue and earnings increased 22% and 38%, respectively, as compared to the six months ended June 30, 2009. Revenue and earnings were favorably impacted by increased sales volume, including acquisitions, coupled with the benefits of the restructuring initiatives from prior periods.

Fluid Management

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2010	2009	% Change	2010	2009	% Change
Revenue
Energy	$216,020	$138,415	56%	$421,347	$314,749	34%
Fluid Solutions	187,759	156,897	20%	363,264	311,385	17%
Eliminations	(105)	(42)		(137)	(92)

	$403,674	$295,270	37%	$784,474	$626,042	25%

Segment earnings	$96,168	$55,573	73%	$182,935	$131,014	40%
Operating margin	23.8%	18.8%		23.3%	20.9%

Acquisition related depreciation and amortization expense*	$5,591	$4,592	22%	$11,020	$9,420	17%

Bookings
Energy	$226,301	$132,855	70%	$434,970	$275,577	58%
Fluid Solutions	192,035	159,483	20%	371,072	309,859	20%
Eliminations	(51)	(39)		(136)	(81)

	$418,285	$292,299	43%	$805,906	$585,355	38%

Backlog
Energy				$84,800	$54,734	55%
Fluid Solutions				65,639	63,788	3%
Eliminations				(1)	(1)

				$150,438	$118,521	27%

*	Represents the pre-tax impact on earnings from the depreciation and amortization of acquisition accounting write-ups to reflect the fair value of inventory, property, plant and equipment, and intangible assets.
Fluid Management’s revenue and earnings increased over the prior year second quarter by 37% and 73%, respectively, due to recovery in the oil and gas industries served by the Energy platform as well as the industrial markets served by the Fluid Solutions group. Operating margins improved 500 basis points due to higher sales volume, operating efficiencies and favorable product mix, which more than offset incremental acquisition-related and segment expenses. The segment’s revenue increase represented organic revenue growth of 32%, with the remainder due to the net impact of acquisitions of 4% and favorable foreign exchange of 1%.
Energy revenue and earnings increased over the prior year quarter by 56% and 100%, respectively. Organic revenue growth of 46% was driven by higher demand and market share gains in the oil and gas sector, while acquisitions contributed revenue growth of 8% and foreign currency had a favorable impact of 2%. Energy margins increased 700 basis points as a result of higher sales volume and operating efficiencies.
Fluid Solutions second quarter revenue and earnings increased over prior year by 20% and 36%, respectively, due to higher demand in substantially all end-markets. Operating margins improved 260 basis points due to higher sales volumes and operating efficiencies.
For the six months ended June 30, 2010, Fluid Management’s revenue and earnings increased over the prior year period by 25% and 40%, respectively, due to higher demand in substantially all end-markets. Operating margins improved 240 basis points due to higher sales volume, operating efficiencies and favorable product mix offsetting higher segment expenses.

Electronic Technologies

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2010	2009	% Change	2010	2009	% Change
Revenue	$345,607	$245,953	41%	$636,596	$459,988	38%
Segment earnings	$59,582	$17,993	231%	$104,487	$5,883	1676%
Operating margin	17.2%	7.3%		16.4%	1.3%

Acquisition related depreciation and amortization expense*	$8,540	$8,217	4%	$16,910	$16,504	2%

Bookings	394,441	243,274	62%	752,918	466,981	61%
Backlog				318,450	185,512	72%

*	Represents the pre-tax impact on earnings from the depreciation and amortization of acquisition accounting write-ups to reflect the fair value of inventory, property, plant and equipment, and intangible assets.
Electronic Technologies’ revenue and earnings increased 41% and 231%, respectively, over the prior year second quarter. The increase in revenue was supported by organic revenue growth of 37%, growth from acquisitions of 1% and a 3% favorable impact from foreign exchange rates. The organic revenue growth was primarily driven by increased demand for electronic assembly equipment, Micro Electronic Mechanical Systems (“MEMS”) microphones, hearing aid components, telecom infrastructure related products and solar manufacturing equipment. Revenue from the electronic assembly equipment companies increased 93% compared to prior year period while the communication components companies’ revenue increased 19%. Earnings for the quarter were favorably impacted by higher sales volume and production leverage, product mix, the absence of restructuring charges in the current period and the benefit of restructuring programs.
For the six months ended June 30, 2010, revenue increased 38% and earnings increased to $104.5 million from $5.9 million, over the same prior year period. Revenue from the electronic assembly equipment companies increased 87% compared to the prior year period while the communication components companies’ revenue increased 20%. The increase in revenue and earnings for the six month period was also driven primarily by higher sales volume and product mix, production leverage, the absence of restructuring charges in the current period and the benefit of restructuring programs.
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
Recent Accounting Standards
See Note 14 — Recent Accounting Standards. The adoption of recent accounting standards as included in Note 14 to the unaudited Condensed Consolidated Financial Statements has not had and is not expected to have a significant impact on the Company’s revenue, earnings or liquidity.
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
Non-GAAP Information
In an effort to provide investors with information regarding the Company’s results in addition to that as determined by generally accepted accounting principles (GAAP), the Company also discloses non-GAAP information which management believes provides useful information to investors. Free cash flow, net debt, total debt, total capitalization, Adjusted Working Capital, Average Annual Adjusted Working Capital, earnings adjusted for non-recurring items, revenue excluding the impact of changes in foreign currency exchange rates and organic revenue growth are not financial measures under GAAP and should not be considered as a substitute for cash flows from operating activities, debt or equity, earnings, revenue and working capital as determined in accordance with GAAP, and they may not be comparable to similarly titled measures reported by other companies. Management believes the (1) net debt to total capitalization ratio and (2) free cash flow are important measures of operating performance and liquidity. Net debt to total capitalization is helpful in evaluating the Company’s capital structure and the amount of leverage it employs. Free cash flow provides both management and investors a measurement of cash generated from operations that is available to fund acquisitions, pay dividends, repay debt and repurchase the Company’s common stock. Reconciliations of free cash flow, total debt and net debt can be found in Part (1) of Item 2-Management’s Discussion and Analysis. Management believes that reporting adjusted working capital (also sometimes called “working capital”), which is calculated as accounts receivable, plus inventory, less accounts payable, provides a meaningful measure of the Company’s operational results by showing the changes caused solely by revenue. Management believes that reporting adjusted working capital and revenues at constant currency, which excludes the positive or negative impact of fluctuations in foreign currency exchange rates, provides a meaningful measure of the Company’s operational changes, given the global nature of Dover’s businesses. Management believes that reporting organic revenue growth, which excludes the impact of foreign currency exchange rates and the impact of acquisitions, provides a useful comparison of the Company’s revenue performance and trends between periods.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
There has been no significant change in the Company’s exposure to market risk during the first six months of 2010. For a discussion of the Company’s exposure to market risk, refer to Item 7A, Quantitative and Qualitative Disclosures about Market Risk, contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009.
Item 4. Controls and Procedures
At the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2010.
During the second quarter of 2010, there were no changes in the Company’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. In making its assessment of changes in internal control over financial reporting as of June 30, 2010, management has excluded those companies acquired in purchase business combinations during the twelve months ended June 30, 2010. The Company is currently assessing the control environments of these acquisitions. These companies are wholly-owned by the Company and their total revenue for the six month period ended June 30, 2010 represents approximately 1.9% of the Company’s consolidated revenue for the same period. Their assets represent approximately 2.7% of the Company’s consolidated assets at June 30, 2010.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
See Part I, Notes to Condensed Consolidated Financial Statements, Note 10.
Item 1A. Risk Factors
There have been no material changes with respect to risk factors as previously disclosed in Dover’s Annual Report on Form 10-K for its fiscal year ended December 31, 2009.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a)	Not applicable.

(b)	Not applicable.

(c)	The table below presents shares of the Company’s stock which were acquired by the Company during the quarter:

				Maximum Number (or
			Total Number of	Approximate Dollar
			Shares Purchased	Value) of Shares that
	Total Number		as Part of Publicly	May Yet Be Purchased
	of Shares	Average Price	Announced Plans	under the Plans or
Period	Purchased (1)	Paid per Share	or Programs	Programs (2)

April 1 to April 30	88,000	$47.33	88,000	8,232,968
May 1 to May 31	469,000	48.01	469,000	7,763,968
June 1 to June 30	200,000	45.27	200,000	7,563,968

For the Second Quarter	757,000	$47.21	757,000	7,563,968

(1)	For each of the periods presented, the shares were purchased in open-market transactions under the five-year, 10,000,000 share repurchase authorized by the Board of Directors in May 2007, leaving 7,563,968 shares available for repurchase as of the end of the second quarter 2010.

(2)	As of March 31, 2010, the approximate number of shares still available for repurchase under the May 2007 share repurchase authorization was 8,320,968.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. [Removed and Reserved]
Item 5. Other Information
(a)	None.

(b)	None.
Item 6. Exhibits
31.1	Certificate pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, signed and dated by Brad M. Cerepak.

31.2	Certificate pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, signed and dated by Robert A. Livingston.

32	Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002, signed and dated by Robert A. Livingston and Brad M. Cerepak.

101	The following materials from Dover Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statement of Operations, (ii) the Condensed Consolidated Balance Sheet, (iii) the Condensed Consolidated Statement of Stockholders’ Equity, (iv) the Condensed Consolidated Statement of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

DOVER CORPORATION
Date: July 23, 2010	/s/ Brad M.Cerepak
Brad M. Cerepak,
Vice President & Chief Financial Officer (Principal Financial Officer)

Date: July 23, 2010	/s/ Raymond T. McKay Jr.
Raymond T. McKay, Jr.,
Vice President, Controller (Principal Accounting Officer)

EXHIBIT INDEX
31.1	Certificate pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, signed and dated by Brad M. Cerepak.

31.2	Certificate pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 as amended, signed and dated by Robert A. Livingston.

32	Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed and dated by Robert A. Livingston and Brad M. Cerepak.

101	The following materials from Dover Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statement of Operations, (ii) the Condensed Consolidated Balance Sheet, (iii) the Condensed Consolidated Statement of Stockholders’ Equity, (iv) the Condensed Consolidated Statement of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements.