Form 10-Q
period 2010-09-30
DOVER CORP
filed 2010-10-22
CIK 29905

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT
PURSUANT TO SECTION 13 or 15(d) OF
THE SECURTIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of the Registrant’s common stock as of October 15, 2010 was 186,790,017.

Dover Corporation
Form 10-Q

(All other schedules are not required and have been omitted.)

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
DOVER CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(in thousands, except per share figures)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenue	$1,887,141	$1,499,611	$5,257,107	$4,269,028
Cost of goods and services	1,175,456	941,345	3,244,567	2,735,308

Gross profit	711,685	558,266	2,012,540	1,533,720
Selling and administrative expenses	414,022	378,125	1,247,000	1,110,476

Operating earnings	297,663	180,141	765,540	423,244
Interest expense, net	26,335	26,299	80,446	73,537
Other expense (income), net	9,837	(903)	3,888	(1,124)

Earnings before provision for income taxes and discontinued operations	261,491	154,745	681,206	350,831
Provision for income taxes	38,732	47,261	165,069	81,378

Earnings from continuing operations	222,759	107,484	516,137	269,453

Gain (loss) from discontinued operations, net	1,000	(600)	(14,381)	(12,063)

Net earnings	$223,759	$106,884	$501,756	$257,390

Basic earnings (loss) per common share:
Earnings from continuing operations	$1.19	$0.58	$2.76	$1.45
Gain (loss) from discontinued operations, net	0.01	—	(0.08)	(0.06)
Net earnings	1.20	0.57	2.68	1.38

Weighted average shares outstanding	186,721	186,148	186,917	186,077

Diluted earnings (loss) per common share:
Earnings from continuing operations	$1.18	$0.58	$2.73	$1.45
Gain (loss) from discontinued operations, net	0.01	—	(0.08)	(0.06)
Net earnings	1.19	0.57	2.66	1.38

Weighted average shares outstanding	188,565	186,358	188,898	186,321

Dividends paid per common share	$0.28	$0.26	$0.80	$0.76

The following table is a reconciliation of the share amounts used in computing earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Weighted average shares outstanding — Basic	186,721	186,148	186,917	186,077
Dilutive effect of assumed exercise of employee stock options, SAR’s and performance shares	1,844	210	1,981	244

Weighted average shares outstanding — Diluted	188,565	186,358	188,898	186,321

Anti-dilutive options/SAR’s excluded from diluted EPS computation	3,709	12,404	1,432	9,721
See Notes to Condensed Consolidated Financial Statements

DOVER CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEET
(in thousands)
(unaudited)

	September 30, 2010	December 31, 2009
Current assets:
Cash and equivalents	$866,090	$714,365
Short-term investments	214,742	223,809
Receivables, net of allowances of $38,652 and $41,832	1,181,599	878,754
Inventories, net	725,312	570,858
Prepaid and other current assets	58,092	64,922
Deferred tax asset	57,006	69,999

Total current assets	3,102,841	2,522,707

Property, plant and equipment, net	840,374	828,922
Goodwill	3,338,517	3,350,217
Intangible assets, net	902,123	950,748
Other assets and deferred charges	105,896	113,108
Assets of discontinued operations	63,824	116,701

Total assets	$8,353,575	$7,882,403

Current liabilities:
Notes payable and current maturities of long-term debt	$50,180	$35,624
Accounts payable	490,572	357,004
Accrued compensation and employee benefits	260,189	210,804
Accrued insurance	108,870	107,455
Other accrued expenses	235,581	219,295
Federal and other taxes on income	53,593	38,994

Total current liabilities	1,198,985	969,176

Long-term debt	1,789,660	1,825,260
Deferred income taxes	348,854	292,344
Other deferrals	529,446	573,137
Liabilities of discontinued operations	111,366	138,878
Commitments and contingent liabilities
Stockholders’ Equity:
Total stockholders’ equity	4,375,264	4,083,608

Total liabilities and stockholders’ equity	$8,353,575	$7,882,403

See Notes to Condensed Consolidated Financial Statements

DOVER CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

			Accumulated
	Common	Additional	Other			Total
	Stock	Paid-In	Comprehensive	Retained	Treasury	Stockholders’
	$1 Par Value	Capital	Earnings (Loss)	Earnings	Stock	Equity
Balance at December 31, 2009	$247,342	$497,291	$84,842	$5,453,022	$(2,198,889)	$4,083,608

Net earnings	—	—	—	501,756	—	501,756
Dividends paid	—	—	—	(148,636)	—	(148,636)
Common stock issued for options exercised	1,354	47,060	—	—	—	48,414
Tax benefit from the exercise of stock options	—	3,807	—	—	—	3,807
Stock-based compensation expense	—	16,576	—	—	—	16,576
Common stock acquired	—	—	—	—	(70,198)	(70,198)
Translation of foreign financial statements	—	—	(61,167)	—	—	(61,167)
Unrealized holding gains, net of tax	—	—	272	—	—	272
Defined benefit pension plans, net of tax	—	—	832	—	—	832

Balance at September 30, 2010	$248,696	$564,734	$24,779	$5,806,142	$(2,269,087)	$4,375,264

Preferred Stock; $100 par value per share; 100,000 shares authorized; no shares issued.
See Notes to Condensed Consolidated Financial Statements

DOVER CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2010	2009
Operating Activities of Continuing Operations

Net earnings	$501,756	$257,390

Adjustments to reconcile net earnings to net cash from operating activities:
Loss from discontinued operations	14,381	12,063
Depreciation and amortization	199,146	191,900
Stock-based compensation	17,068	14,926
Loss on extinguishment of long-term debt	4,343	—
Gain on sale of assets	(5,108)	—
Cash effect of changes in current assets and liabilities (excluding effects of acquisitions, dispositions and foreign exchange):
Accounts receivable	(302,368)	108,526
Inventories	(148,719)	92,799
Prepaid expenses and other assets	7,310	3,156
Accounts payable	131,175	(23,327)
Accrued expenses	71,665	(102,124)
Contributions to employee benefit plans	(30,000)	(15,000)
Accrued and deferred taxes, net	66,451	10,135
Other non-current, net	(7,988)	3,669

Net cash provided by operating activities of continuing operations	519,112	554,113

Investing Activities of Continuing Operations
Proceeds from sale of short-term investments	457,063	304,103
Purchase of short-term investments	(463,575)	(348,439)
Proceeds from the sale of property, plant and equipment	12,266	12,995
Additions to property, plant and equipment	(129,837)	(83,250)
Proceeds from the sales of businesses	4,500	1,375
Acquisitions (net of cash and cash equivalents acquired)	(45,198)	(43,264)

Net cash used in investing activities of continuing operations	(164,781)	(156,480)

Financing Activities of Continuing Operations
Change in notes payable, net	48,000	(192,557)
Reduction of long-term debt	(75,814)	(34,135)
Purchase of common stock	(70,198)	—
Proceeds from exercise of stock options, including tax benefits	52,221	5,297
Dividends to stockholders	(148,636)	(141,431)

Net cash used in financing activities of continuing operations	(194,427)	(362,826)

Cash Flows from Discontinued Operations
Net cash used in operating activities of discontinued operations	(1,244)	(15,863)
Net cash used in investing activities of discontinued operations	(140)	(586)

Net cash used in discontinued operations	(1,384)	(16,449)

Effect of exchange rate changes on cash and cash equivalents	(6,795)	31,737

Net increase in cash and cash equivalents	151,725	50,095
Cash and cash equivalents at beginning of period	714,365	547,409

Cash and cash equivalents at end of period	$866,090	$597,504

See Notes to Condensed Consolidated Financial Statements

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(in thousands, unless otherwise indicated)
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
2. Acquisitions
The following table details the acquisitions made during the nine months ended September 30, 2010.
2010 Acquisitions

Date	Type	Company Acquired	Location (Near)	Segment	Platform	Company
4-May	Stock	BSC Filters	York, UK	Electronic Technologies	N/A	Ceramic & Microwave

Designer and manufacturer of microwave filters, diplexers, waveguide and coaxial passive components.						Products Group

1-Jun	Asset	Chemilizer	Largo, FL	Fluid Management	Fluid Solutions	HydroSystems

Manufacturer of non-electric, volumetric dosing equipment used in commercial animal raising, agriculture, horticulture and irrigation markets.

17-Aug	Asset	Intek Manufacturing	Fort Wayne, IN	Engineered Systems	Engineered Products	Unified Brands

Manufacturer of electric and gas steam equipment (steamers, kettles, braising pans).

30-Sep	Asset/Stock	Diagnostic Product Line - Dynalco Controls	Ft. Lauderdale, FL	Fluid Management	Energy	Cook Compression

Manufacturer and servicer of portable analyzers targeting the gas gathering and gas transmission markets.

30-Sep	Stock	Gear Products	Tulsa, OK	Industrial Products	Material Handling	Tulsa Winch Group

Manufacturer of worm gear and planetary hoists, rotation drives, rotation bearings and hydraulic pump drives.
The 2010 acquisitions are wholly-owned and had an aggregate cost of $45,198, net of cash and cash equivalents acquired, at the dates of acquisition. The Company is in the process of finalizing appraisals of tangible and intangible assets and continuing to evaluate the initial purchase price allocations for the 2010 acquisitions. Accordingly, management has used its best estimates in the preliminary purchase price allocations as of the date of these financial statements.
The following presents the allocation of the acquisition cost to the assets acquired and liabilities assumed, based on their estimated fair values:

2010
Current assets, net of cash acquired	$8,944
Property, plant and equipment	9,807
Goodwill	13,903
Intangible assets	17,098

Total assets acquired	49,752
Total liabilities assumed	(4,554)

Net assets acquired	$45,198

Acquired intangible assets consist primarily of customer-related intangibles and trademarks, which are being amortized over weighted average lives of 10 years. The 2010 acquisitions resulted in the recognition of goodwill totaling $13,903, of which $8,706 is expected to be deductible for tax purposes. The goodwill identified by the acquisitions is attributed primarily to the benefits derived from product line expansion and operational synergies.

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(in thousands, unless otherwise indicated)
The following unaudited pro forma information illustrates the effect on the Company’s revenue and net earnings for the three and nine months ended September 30, 2010 and 2009, assuming that the 2010 acquisitions had taken place at the beginning of the periods presented.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenue from continuing operations:
As reported	$1,887,141	$1,499,611	$5,257,107	$4,269,028
Pro forma	1,892,979	1,508,658	5,279,011	4,295,875
Net earnings from continuing operations:
As reported	$222,759	$107,484	$516,137	$269,453
Pro forma	223,069	107,905	516,943	270,240
Basic earnings per share from continuing operations:
As reported	$1.19	$0.58	$2.76	$1.45
Pro forma	1.19	0.58	2.77	1.45
Diluted earnings per share from continuing operations:
As reported	$1.18	$0.58	$2.73	$1.45
Pro forma	1.18	0.58	2.74	1.45
These pro forma results of operations have been prepared for comparative purposes only and include certain adjustments to actual financial results for the periods presented, such as estimated additional amortization and depreciation expense as a result of intangibles and fixed assets acquired, measured at fair value. They do not purport to be indicative of the results of operations that actually would have resulted had the acquisitions occurred on the dates indicated or that may result in the future.
3. Inventories, net
The following table reflects the components of inventory:

	September 30, 2010	December 31, 2009
Raw materials	$353,218	$291,340
Work in progress	173,207	136,726
Finished goods	250,454	191,853

Subtotal	776,879	619,919
Less LIFO reserve	51,567	49,061

Total	$725,312	$570,858

4. Property, Plant and Equipment, net
The following table details the components of property, plant and equipment, net:

	September 30, 2010	December 31, 2009
Land	$50,783	$48,010
Buildings and improvements	571,090	555,262
Machinery, equipment and other	1,919,423	1,840,638

	2,541,296	2,443,910
Accumulated depreciation	(1,700,922)	(1,614,988)

Total	$840,374	$828,922

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(in thousands, unless otherwise indicated)
5. Financial Instruments
Derivatives
The Company periodically uses derivative financial instruments to hedge its exposures to various risks, including, but not limited to, interest rate and foreign exchange risk. The Company does not use derivative instruments for trading or speculative purposes and does not have a material portfolio of derivative financial instruments. The Company is exposed to credit loss in the event of nonperformance by counterparties to its derivative instruments. The Company enters into derivative and other financial instruments with major investment grade financial institutions and has policies to monitor the credit risk of its counterparties. The Company does not anticipate nonperformance by any of its counterparties.
In accordance with the provisions of Accounting Standards Codifications (“ASC”) 815, Derivatives and Hedging, the Company recognizes all derivatives as either assets or liabilities on the balance sheet and measures those instruments at fair value. For derivative instruments that are designated and qualifying cash flow hedges, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income and reclassified into earnings in the same period during which the hedged transaction affects earnings. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings. For derivative instruments that are designated and qualifying as fair value hedges, the gain or loss on the derivatives as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in current earnings.
The Company currently has an outstanding floating-to-floating cross currency swap agreement for a total notional amount of $50,000 in exchange for CHF 65,100. This transaction hedges a portion of the Company’s net investment in non-U.S. operations. The agreement qualifies as a net investment hedge and changes in the fair value are reported within the cumulative translation adjustment section of other comprehensive income, with any hedge ineffectiveness being recognized in current earnings. At September 30, 2010, the fair value of the swap was a net liability of $16,604, which is recorded in other accrued expenses, with the offset reflected in cumulative translation adjustment in the unaudited Condensed Consolidated Balance Sheet.
The Company’s other hedging activity is not significant; therefore, tabular disclosures are not presented. There are no credit-risk-related contingent features in the Company’s derivative instruments. The amount of gains or losses from hedging activity recorded in current earnings and the amount of unrealized gains or losses from cash flow hedges which are expected to be reclassified to earnings in the next twelve months are not significant to the Company.
Fair Value Measurements
ASC 820, Fair Value Measurements and Disclosures, establishes a fair value hierarchy that requires the Company to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. A financial instrument’s categorization within the hierarchy is based on the lowest level of input that is significant to the fair value measurement. ASC 820 establishes three levels of inputs that may be used to measure fair value.
•	Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities.

•	Level 2 inputs include inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices in active markets for similar assets and liabilities, quoted prices for identical or similar assets or liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of assets or liabilities.

•	Level 3 inputs are unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(in thousands, unless otherwise indicated)
The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis as of September 30, 2010 and December 31, 2009:

	September 30, 2010			December 31, 2009
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets:
Short-term investments	$214,742	$—	$—	$223,809	$—	$—
Liabilities:
Net investment hedge derivative	—	16,604	—	—	13,278	—
Short-term investments generally consist of investment grade time deposits with original maturities between three months and one year and are included in current assets in the Unaudited Condensed Consolidated Balance Sheet. Short-term investments are measured at fair value using quoted market prices. The derivative liability is measured at fair value using models based on observable market inputs such as foreign currency exchange rates and interest rates; therefore, it is classified within Level 2 of the valuation hierarchy.
In addition to fair value disclosure requirements related to financial instruments carried at fair value, accounting standards require interim disclosures regarding the fair value of all of the Company’s financial instruments.
The estimated fair value of long-term debt at September 30, 2010 and December 31, 2009 was $2,089,106 and $1,954,569, respectively, compared to the carrying value of $1,791,205 and $1,860,884. The carrying value includes the portion that is due and payable in less than one year of $1,545 and $35,624 at September 30, 2010 and December 31, 2009, respectively. The estimated fair value of the long-term debt is based on quoted market prices for similar instruments.
The carrying values of cash and cash equivalents, trade receivables, accounts payable, notes payable, and accrued expenses are reasonable estimates of their fair values as of September 30, 2010 and December 31, 2009 due to the short-term nature of these instruments.
6. Goodwill and Other Intangible Assets
The following table provides the changes in carrying value of goodwill by segment for the nine months ended September 30, 2010:

							Balance at
	Balance at December 31, 2009						September 30,
	Gross Carrying	Accumulated		2010	Purchase Price		2010
	Amount	Impairment	Net Goodwill	Acquisitions	Adjustments	Other (A)	Net Goodwill

Electronic Technologies	$979,506	$—	$979,506	$5,197	$—	$(6,521)	$978,182
Industrial Products	1,020,202	(99,751)	920,451	1,031	2,525	(192)	923,815
Fluid Management	677,903	(59,971)	617,932	1,863	(1,583)	(1,644)	616,568
Engineered Systems	832,328	—	832,328	5,812	(14,184)	(4,004)	819,952

Total	$3,509,939	$(159,722)	$3,350,217	$13,903	$(13,242)	$(12,361)	$3,338,517

(A)	Primarily currency translation adjustments
Purchase price adjustments arose primarily from allocation to customer-related intangibles and property, plant and equipment resulting from revised valuations relating to prior year business acquisitions.

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(in thousands, unless otherwise indicated)
The following table provides the gross carrying value and accumulated amortization for each major class of intangible asset:

	September 30, 2010		December 31, 2009
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Amortized Intangible Assets:
Trademarks	$75,842	$20,050	$72,790	$16,492
Patents	130,370	92,445	128,041	84,092
Customer Intangibles	777,546	316,540	764,865	267,558
Unpatented Technologies	133,107	83,171	134,822	75,244
Non-Compete Agreements	3,398	3,341	3,396	3,310
Drawings & Manuals	15,142	7,330	11,922	6,523
Distributor Relationships	73,180	23,772	73,230	20,974
Other	27,250	14,248	20,344	12,722

Total	1,235,835	560,897	1,209,410	486,915

Unamortized Intangible Assets:
Trademarks	227,185		228,253

Total Intangible Assets	$1,463,020	$560,897	$1,437,663	$486,915

Amortization expense totaled $25,795 and $24,632 for the three months ended September 30, 2010 and 2009, respectively. For the nine months ended September 30, 2010 and 2009, amortization expense was $77,450 and $73,576, respectively.
7. Debt
During the quarter ended September 30, 2010, a lender of a structured five-year, non-interest bearing amortizing loan originally due July 2011 called the loan, as permitted per the terms of the agreement. As a result, the Company repaid the outstanding $51,214 balance and recognized a net loss on extinguishment of $4,343, recorded in other income.
As of September 30, 2010, the Company has debt outstanding with a carrying value of approximately $400,000 maturing within a twelve-month period which is classified as long-term within the Unaudited Condensed Consolidated Balance Sheet, as the Company has the ability and intends to refinance this debt on a long-term basis.
8. Income Taxes
The Company’s provision for income taxes for continuing operations in interim periods is computed by applying its estimated annual effective tax rate against earnings before income tax expense for the period. In addition, non-recurring or discrete items are recorded during the period in which they occur. The comparable three and nine month periods in both years presented were impacted by discrete items. During the third quarter of 2010, discrete items totaling $28,081, arising from settlements with U.S. taxing authorities and resolution of a foreign tax matter, favorably impacted the Company’s tax rates for the three and nine months ended September 30, 2010. A $28,363 tax settlement in the second quarter of 2009 favorably impacted the nine month period ended September 30, 2009. Excluding these items, the effective tax rates for the three and nine months ended September 30, 2010 were 25.5% and 28.3% compared to the prior year rates of 30.5% and 31.3%, respectively.

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(in thousands, unless otherwise indicated)
9. Discontinued Operations
During the first quarter of 2010, the Company sold a business for net consideration of $7,498, resulting in a net after-tax loss on sale of approximately $13,100. During the second and third quarters of 2010, the loss was increased by approximately $900, net of tax, upon settlement of a $1,500 working capital adjustment related to the sale. The gain from discontinued operations during the third quarter includes expenses and accrual adjustments of $3,502 which were more than offset by $4,502 of tax benefits driven primarily by discrete tax items settled or resolved during the quarter. During the nine months ended September 30, 2009, the Company recorded adjustments to the carrying value of a business held for sale and other adjustments resulting in a net after-tax loss of approximately $7,656.
Summarized results of the Company’s discontinued operations are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenue	$—	$14,046	$9,380	$40,379

Loss on sale, net of taxes (1)	$—	$(203)	$(14,203)	$(7,656)

Loss from operations before taxes	(3,502)	1,199	(3,400)	(1,685)
Benefit (provision) for income taxes	4,502	(1,596)	3,222	(2,722)

Gain (loss) from discontinued operations, net of tax	$1,000	$(600)	$(14,381)	$(12,063)

(1)	Includes impairments in 2009.
The Company currently has no businesses held for sale in discontinued operations. At September 30, 2010, the assets and liabilities of discontinued operations primarily represent residual amounts for deferred tax assets, short and long-term reserves, and contingencies related to businesses previously sold. Additional detail related to the assets and liabilities of the Company’s discontinued operations is as follows:

	September 30, 2010	December 31, 2009
Assets of Discontinued Operations
Current assets	$39,048	$73,284
Non-current assets	24,776	43,417

	$63,824	$116,701

Liabilities of Discontinued Operations
Current liabilities	$14,899	$25,919
Non-current liabilities	96,467	112,959

	$111,366	$138,878

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

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(in thousands, unless otherwise indicated)
The Company and certain of its subsidiaries are also parties to a number of other legal proceedings incidental to their businesses. These proceedings primarily involve claims by private parties alleging injury arising out of use of the Company’s products, exposure to hazardous substances, patent infringement, employment matters and commercial disputes. Management and legal counsel, at least quarterly, review the probable outcome of such proceedings, the costs and expenses reasonably expected to be incurred, the availability and extent of insurance coverage, and established reserves. While it is not possible at this time to predict the outcome of these legal actions or any need for additional reserves, in the opinion of management, based on these reviews, it is unlikely that the disposition of the lawsuits and the other matters mentioned above will have a material adverse effect on the financial position, results of operations, or cash flows of the Company.
Estimated warranty program claims are provided for at the time of sale. Amounts provided for are based on historical costs and adjusted new claims. The changes in the carrying amount of product warranties through September 30, 2010 and 2009 are as follows:

	2010	2009
Beginning Balance, January 1	$59,714	$56,137
Provision for warranties	29,952	23,715
Increase from acquisitions/dispositions	106	3,081
Settlements made	(29,814)	(25,774)
Other adjustments, including currency translation	(999)	383

Ending Balance, September 30	$58,959	$57,542

From time to time, the Company will initiate various restructuring programs at its operating companies and incur severance and other restructuring costs. For the three months ended September 30, 2010, restructuring charges of $1,993 and $1,361 were recorded in cost of goods and services and selling and administrative expenses, respectively. For the nine months ended September 30, 2010, $2,103 and $3,499 of restructuring charges were recorded in cost of goods and services and selling and administrative expenses, respectively.
The following table details the Company’s severance and other restructuring reserve activity:

	Severance	Exit	Total
At December 31, 2009	$8,152	$8,619	$16,771
Provision	2,403	3,199	5,602
Payments	(9,000)	(4,814)	(13,814)
Other, including impairments	(231)	55	(176)

At September 30, 2010	$1,324	$7,059	$8,383

The following table details restructuring charges incurred by segment for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Industrial Products	$309	$3,190	$1,105	$15,287
Engineered Systems	2,034	3,210	2,460	14,846
Fluid Management	719	3,545	1,487	7,849
Electronic Technologies	292	(1,341)	550	24,249

Total	$3,354	$8,604	$5,602	$62,231

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(in thousands, unless otherwise indicated)
11. Employee Benefit Plans
The following tables set forth the components of the Company’s net periodic expense relating to retirement and post-retirement benefit plans:

	Retirement Plan Benefits
	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Expected return on plan assets	$(9,621)	$(8,547)	$(28,863)	$(25,641)
Benefits earned during period	4,850	5,003	14,550	15,009
Interest accrued on benefit obligation	9,632	9,268	28,896	27,804
Curtailment gain	—	—	—	(337)
Amortization:			—
Prior service cost	2,158	2,249	6,474	6,747
Recognized actuarial loss	1,367	1,298	4,101	3,894
Transition obligation	(11)	(10)	(33)	(30)
Other	20	—	60	—

Net periodic expense	$8,395	$9,261	$25,185	$27,446

	Post-Retirement Benefits
	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Expected return on plan assets	$—	$—	$—	$—
Benefits earned during period	70	79	209	237
Interest accrued on benefit obligation	209	240	629	720
Amortization:
Prior service cost	(102)	(43)	(302)	(129)
Recognized actuarial gain	(100)	(107)	(303)	(321)

Net periodic expense	$77	$169	$233	$507

12. Comprehensive Earnings
Comprehensive earnings were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net Earnings	$223,759	$106,884	$501,756	$257,390

Foreign currency translation adjustment	110,298	70,511	(61,167)	104,028
Unrealized holding gains (losses), net of tax	105	19	138	118
Derivative cash flow hedges, net of tax	(294)	(112)	134	913
Defined benefit pension plans, net of tax	(656)	2,673	832	7,289

Comprehensive Earnings	$333,212	$179,975	$441,693	$369,738

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(in thousands, unless otherwise indicated)
13. Segment Information
For management reporting and performance evaluation purposes, the Company categorizes its operating companies into four distinct reportable segments. Segment financial information and a reconciliation of segment results to consolidated results follows:

	Three Months Ended September 30		Nine Months Ended September 30,
	2010	2009	2010	2009
REVENUE
Industrial Products	$471,208	$396,040	$1,362,392	$1,213,779
Engineered Systems	620,362	520,693	1,681,756	1,388,894
Fluid Management	416,428	309,247	1,200,902	935,289
Electronic Technologies	381,386	275,266	1,017,982	735,254
Intra-segment eliminations	(2,243)	(1,635)	(5,925)	(4,188)

Total consolidated revenue	$1,887,141	$1,499,611	$5,257,107	$4,269,028

EARNINGS FROM CONTINUING OPERATIONS
Segment Earnings:
Industrial Products	$59,473	$38,119	$172,147	$98,084
Engineered Systems	91,442	78,194	230,940	178,961
Fluid Management	101,847	60,677	284,782	191,692
Electronic Technologies	69,617	38,160	174,104	44,043

Total segments	322,379	215,150	861,973	512,780
Corporate expense / other	(34,553)	(34,106)	(100,321)	(88,412)
Net interest expense	(26,335)	(26,299)	(80,446)	(73,537)

Earnings from continuing operations before provision for income taxes and discontinued operations	261,491	154,745	681,206	350,831
Provision for taxes	38,732	47,261	165,069	81,378

Earnings from continuing operations — total consolidated	$222,759	$107,484	$516,137	$269,453

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

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(in thousands, unless otherwise indicated)
15. Equity Incentive Program
During the nine months ended September 30, 2010, the Company issued stock appreciation rights (“SARs”) covering 2,306,440 shares and 68,446 performance shares. During the nine months ended September 30, 2009, the Company issued SARs covering 2,796,124 shares and 75,892 performance shares.
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

	SARs		Performance Shares
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Risk-free interest rate	2.77%	2.06%	1.37%	1.23%
Dividend yield	2.33%	3.23%	2.38%	3.23%
Expected life (years)	6.0	6.5	2.9	2.9
Volatility	31.93%	30.47%	39.98%	30.24%
Grant price	$42.88	$29.45	n/a	n/a
Fair value at date of grant	$11.66	$6.58	$57.49	$32.80
For the three months ended September 30, 2010 and 2009, after-tax stock-based compensation expense totaled $2,668 and $2,527, respectively. For the nine months ended September 30, 2010 and 2009, after-tax stock-based compensation expense totaled $11,094 and $9,702, respectively. Stock-based compensation is reported within selling and administrative expenses in the accompanying Unaudited Condensed Consolidated Statement of Operations.
16. Share Repurchases
In May 2007, the Board of Directors authorized the repurchase of up to 10,000,000 shares through May 2012. During the nine months ended September 30, 2010, the Company repurchased 1,450,000 shares of its common stock in the open market and 38,797 shares from the holders of its employee stock options/SARs when they tendered shares as full or partial payment of the exercise price of such options/SARs. A total of 1,488,797 shares were repurchased at an average price of $47.15 per share. Treasury shares increased to 61,956,190 at September 30, 2010 from a balance of 60,467,393 at December 31, 2009.
17. Subsequent Events
The Company assessed events occurring subsequent to September 30, 2010 for potential recognition and disclosure in the Unaudited Condensed Consolidated Financial Statements. No events have occurred that would require adjustment to or disclosure in the Unaudited Condensed Consolidated Financial Statements.

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
Cash and cash equivalents of $866.1 million at September 30, 2010 increased $151.7 million from the December 31, 2009 balance of $714.4 million. Short-term investments of $214.7 million at September 30, 2010 decreased $9.1 million from the December 31, 2009 balance of $223.8 million. Cash equivalents are invested in highly liquid investment grade money market instruments with a maturity of less than three months. Short-term investments consist of investment grade time deposits with original maturity dates between three months and one year.
At September 30, 2010, the Company’s balance of cash, cash equivalents and short-term investments totaled $1,080.8 million, substantially all of which was held outside of the United States.
The following table is derived from the Condensed Consolidated Statement of Cash Flows:

	Nine Months Ended September 30,
Cash Flows from Continuing Operations (in thousands)	2010	2009
Net Cash Flows Provided By (Used In):
Operating activities	$519,112	$554,113
Investing activities	(164,781)	(156,480)
Financing activities	(194,427)	(362,826)
Cash flows provided by operating activities for the nine months ended September 30, 2010 decreased $35.0 million from the prior year period. While net earnings increased $244.4 million in the 2010 period, this was more than offset by higher working capital investment necessary to fund the increase in 2010 order and revenue levels. Revenues increased across all of the Company’s segments through the first nine months of 2010, and this period of improved activity compares to a period of reduced activity in the first nine months of 2009 due to the global economic slowdown. The Company generated cash from working capital as activity declined in the 2009 period.
Cash used in investing activities for the nine months ended September 30, 2010 increased by $8.3 million, largely due to higher capital expenditures offset in part by reduced net purchases of short-term investments. Capital expenditures during the nine months ended September 30, 2010 were $46.6 million higher than expenditures made in the prior year period. The 2010 year-to-date capital spending relates primarily to capacity expansion requirements of the Company’s high-growth businesses. The Company expects full year 2010 capital expenditures to approximate $185.0 million. The Company currently anticipates that any additional acquisitions made during the remainder of the year will be funded from available cash and internally generated funds and, if necessary, through the issuance of commercial paper, use of established lines of credit or public debt markets.

Cash used in financing activities for the nine months ended September 30, 2010 declined by $168.4 million from the amount used in the 2009 period. The reduced use of cash in the 2010 period is attributed primarily to $150.0 million less in debt repayments, the issuance of $48.0 million of commercial paper for general corporate purposes, and $46.9 million of higher proceeds from the exercise of employee stock options, offset by treasury stock purchases of $70.2 million.
Adjusted Working Capital (a non-GAAP measure calculated as accounts receivable, plus inventory, less accounts payable) increased from December 31, 2009 by $323.7 million, or 29.6%, to $1,416.3 million which reflected an increase in receivables of $302.8 million, an increase in inventory of $154.5 million and an increase in accounts payable of $133.6 million generally due to higher order and sales volume. Excluding acquisitions and the effects of foreign exchange translation, Adjusted Working Capital would have increased by $322.1 million, or 29.5%. “Average Annual Adjusted Working Capital” as a percentage of revenue (a non-GAAP measure calculated as the five-quarter average balance of accounts receivable, plus inventory, less accounts payable divided by the trailing twelve months of revenue) decreased to 18.0% at September 30, 2010 from 19.9% at December 31, 2009 and inventory turns were 6.6 at September 30, 2010 compared to 6.2 at December 31, 2009.
In addition to measuring its cash flow generation and usage based upon the operating, investing and financing classifications included in the Unaudited Condensed Consolidated Statement of Cash Flows, the Company also measures free cash flow (a non-GAAP measure). Management believes that free cash flow is an important measure of operating performance because it provides both management and investors a measurement of cash generated from operations that is available to fund acquisitions, pay dividends, repay debt and repurchase Dover’s common stock. The Company’s free cash flow for the nine months ended September 30, 2010 decreased $81.6 million compared to the prior year period, primarily due to the significant investment in working capital and increase in capital expenditures, partially offset by greater earnings on increased sales volume from continuing operations.
The following table is a reconciliation of free cash flow to cash flow provided by operating activities:

	Nine Months Ended September 30,
Free Cash Flow (in thousands)	2010	2009
Cash flow provided by operating activities	$519,112	$554,113
Less: Capital expenditures	129,837	83,250

Free cash flow	$389,275	$470,863

Free cash flow as a percentage of revenue	7.4%	11.0%

The Company utilizes total debt and net debt-to-total-capitalization calculations to assess its overall financial leverage and capacity and believes the calculations are useful to investors for the same reason. The following table provides a reconciliation of total debt and net debt-to-total-capitalization to the most directly comparable GAAP measures:

Net Debt to Total Capitalization Ratio (in thousands)	September 30, 2010	December 31, 2009
Current maturities of long-term debt	$1,545	$35,624
Commercial paper and other short-term debt	48,635	—
Long-term debt	1,789,660	1,825,260

Total debt	1,839,840	1,860,884
Less: Cash, cash equivalents and short-term investments	1,080,832	938,174

Net debt	759,008	922,710

Add: Stockholders’ equity	4,375,264	4,083,608

Total capitalization	$5,134,272	$5,006,318

Net debt to total capitalization	14.8%	18.4%

The total debt level of $1,839.8 million at September 30, 2010 decreased $21.0 million from December 31, 2009, primarily due to repayment of $75.8 million of long-term debt, offset by the issuance of commercial paper. The net debt decrease was due to a larger cash balance generated from operations in the first nine months of 2010 as compared to the prior year period coupled with the lower total debt level.

The Company’s long-term debt with a book value of $1,791.2 million, of which $1.5 million is current and payable within one year, had a fair value of approximately $2,089.1 million at September 30, 2010. The estimated fair value of the long-term debt is based on quoted market prices for similar issues.
As of September 30, 2010, the Company has debt with a carrying value of approximately $400.0 million that will be maturing within a twelve-month period. The Company classified this debt as long-term within the Unaudited Condensed Consolidated Balance Sheet as it has the ability and intends to refinance this debt on a long-term basis.
The Company currently has an outstanding floating-to-floating cross currency swap agreement for a total notional amount of $50.0 million in exchange for CHF 65.1 million. This transaction hedges a portion of the Company’s net investment in non-U.S. operations. The agreement qualifies as a net investment hedge and changes in the fair value are reported within the cumulative translation adjustment section of other comprehensive income, with any hedge ineffectiveness being recognized in current earnings. At September 30, 2010, the fair value of the swap, which was based on quoted market prices for similar instruments (using Level 2 inputs under the provisions of ASC 820), was a net liability of $16.6 million, which is recorded in other accrued expenses, with the offset reflected in cumulative translation adjustment in the Unaudited Condensed Consolidated Balance Sheet.
(2) RESULTS OF OPERATIONS:
CONSOLIDATED RESULTS OF OPERATIONS
Revenue for the third quarter of 2010 increased 25.8% to $1,887.1 million from the comparable 2009 period, with increases at all of the Company’s segments. The Company’s revenue increase was attributed to organic revenue growth of 24.7% and revenue growth of 2.7% related to acquisitions completed in 2010 and 2009, offset by a 1.6% unfavorable impact from foreign exchange. Gross profit increased 27.5% to $711.7 million from the prior year quarter while gross profit margin increased 50 basis points to 37.7%. The increase in gross profit reflects the higher sales volumes, coupled with the impacts of lower restructuring charges on a comparative basis and the benefits realized in the current period from restructuring initiatives executed in the prior year.
Revenue for the first nine months of 2010 increased 23.1% to $5,257.1 million from the comparable 2009 period, with increases at all of the Company’s segments. The Company’s revenue increase was attributed to organic revenue growth of 18.7%, revenue growth of 4.2% related to acquisitions completed in 2010 and 2009, and a 0.2% favorable impact from foreign exchange. Gross profit increased 31.2% to $2,012.5 million from the prior year period while gross profit margin increased 240 basis points to 38.3%, reflecting the higher sales volumes, coupled with the impacts of lower restructuring charges on a comparative basis and the benefits realized in the current period from restructuring initiatives executed in the prior year.
Selling and administrative expenses totaled $414.0 million for the third quarter of 2010, representing an increase of 9.5% or $35.9 million over the comparable 2009 period. As a percentage of revenue, these costs decreased to 21.9% from 25.2% in the comparable 2009 period, reflecting increased revenue levels, the benefit of cost containment efforts and productivity savings, and the absence of significant restructuring charges in the current period, which more than offset increased incentive compensation costs.
Selling and administrative expenses totaled $1,247.0 million for the first nine months of 2010, representing an increase of 12.3% or $136.5 million over the comparable 2009 period. As a percentage of revenue, these costs decreased to 23.7% from 26.0% in the comparable 2009 period, reflecting increased revenue levels, the absence of significant restructuring charges in the current period as compared to the prior period, and the benefit of cost containment efforts and productivity savings in the current period, which more than offset increased incentive compensation costs.
Interest expense, net, for the third quarter of 2010 was approximately the same as interest expense, net for the same quarter of last year, while interest expense, net, for the first nine months of 2010 increased by $6.9 million compared to the respective 2009 period. In the nine month period, the increase was primarily due to reduced interest income resulting from lower interest rates on short term investment balances. Interest income declined by $7.2 million in the nine months ended September 30, 2010 compared to the same period of 2009.

Other expense (income), net for the quarter and year to date periods ending September 30, 2010 primarily reflects the impact of net losses from foreign exchange fluctuations on assets and liabilities denominated in currencies other than the Company’s functional currency, coupled with a $4.3 million loss on extinguishment of debt, offset in part by other miscellaneous non-operating gains. Other expense (income), net for the quarter and year to date periods ending September 30, 2009 also reflects the impact of net losses from foreign exchange fluctuations on assets and liabilities denominated in currencies other than the Company’s functional currency, while the nine month period includes a favorable insurance settlement realized in the first quarter of 2009.
The effective tax rates (“ETR”)for continuing operations for the three and nine months ended September 30, 2010 were 14.8% and 24.2%, compared to the prior period rates of 30.5% and 23.2%, respectively. The comparable three and nine month periods in both years were impacted by discrete items. During the third quarter of 2010, discrete items totaling $28.1 million, arising from settlements with U.S. taxing authorities and resolution of a foreign tax matter, favorably impacted the Company’s tax rates for the three and nine months ended September 30, 2010. A $28.4 million tax settlement in the second quarter of 2009 favorably impacted the ETR for the nine month year to date period ended September 30, 2009. Excluding these items, the effective tax rates for the three and nine months ended September 30, 2010 were 25.5% and 28.3% compared to the prior year rates of 30.5% and 31.3%, respectively, the variance of which is primarily attributed to the mix of non-U.S. earnings in low-tax jurisdictions. With the exception of contested matters, for which an estimate cannot be made due to uncertainties, the Company believes it is possible that additional uncertain tax positions will be settled in the fourth quarter of 2010.
Earnings from continuing operations for the third quarter increased 107.2% to $222.8 million, or $1.18 diluted EPS (“EPS”), compared to $107.5 million, or $0.58 diluted EPS, in the prior year third quarter. The increase was primarily a result of end-market improvements across all of the Company’s segments driving increased sales volume, coupled with the third quarter tax benefit noted above, the absence of significant restructuring charges in the current period and the benefits of restructuring initiatives from the prior year. Earnings from continuing operations for the first nine months of 2010 increased 91.5% to $516.1 million, or $2.73 diluted EPS, compared to $269.5 million, or $1.45 diluted EPS, in the prior year period primarily driven by the same factors.
Discontinued operations for the third quarter of 2010 generated a gain of $1.0 million, or $0.01 EPS, compared to a third quarter 2009 loss of $0.6 million. The 2010 gain related primarily to the benefit from a favorable tax settlement during the quarter, offset in part by other expense and accrual adjustments relating to previously sold businesses. The 2009 loss related primarily to a loss from operations of $0.4 million, net of tax, related to a business held for sale at the time.
Loss from discontinued operations for the first nine months of 2010 was $14.4 million, or $0.08 EPS, compared to a loss of $12.1 million, or $0.06 EPS, in the comparable 2009 period. The 2010 loss related primarily to the loss generated by the sale of a business that had been previously reflected as a discontinued operation. The 2009 loss related primarily to adjustments to the fair value of a business held for sale at that time.
Severance and Other Restructuring Reserves
From time to time, the Company will initiate various restructuring programs at its operating companies. During 2009, the Company substantially increased the amount of its restructuring efforts in response to the significant decline in global economic activity. The Company does not expect to incur significant restructuring costs during the remainder of 2010 and expects the restructuring activities taken during the prior year to yield incremental savings of approximately $30 to $40 million in 2010.
At September 30, 2010 and December 31, 2009 the Company had reserves related to severance and other restructuring activities of $8.4 million and $16.8 million, respectively. During the third quarter of 2010, the Company recorded $3.4 million in additional charges, primarily related to a facility closure in the Engineered Systems segment, and made $2.6 million in payments and other adjustments related to these reserves. For the quarter, $2.0 million and $1.4 million of the restructuring charges were recorded in cost of goods and services and selling and administrative expenses, respectively, in the Unaudited Condensed Consolidated Statement of Operations.
During the first nine months of 2010, the Company recorded $5.6 million in additional charges and made $14.0 million in payments and other adjustments related to these reserves. For the first nine months, $2.1 million and $3.5 million of restructuring charges were recorded in cost of goods and services and selling and administrative expenses, respectively, in the Unaudited Condensed Consolidated Statement of Operations.
The following table details the restructuring charges incurred by segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Industrial Products	$309	$3,190	$1,105	$15,287
Engineered Systems	2,034	3,210	2,460	14,846
Fluid Management	719	3,545	1,487	7,849
Electronic Technologies	292	(1,341)	550	24,249

Total	$3,354	$8,604	$5,602	$62,231

Current Economic Environment
The indications of a global economic recovery were first seen in third quarter 2009 bookings. This trend continued through the fourth quarter and the first nine months of 2010 has continued to show improvements in bookings and backlog. The structural changes made over the last few years, including becoming less dependent on capital goods markets and having greater recurring revenue, together with improved working capital management, strong pricing discipline and general improvements across most end-markets, are expected to result in 2010 revenue, earnings and margin improvements as compared to 2009. As discussed in the Liquidity and Capital Resources section, the Company believes that existing sources of liquidity are adequate to meet anticipated funding needs.
2010 Outlook
Dover anticipates that 2010 revenue will increase 20% to 21% above 2009 levels. The Company anticipates full year organic growth to be in the range of 16.5% to 17.5% (inclusive of foreign currency impact) and acquisition related growth to be approximately 3.5% for transactions completed in 2009 and 2010. Based on these assumptions, Dover has projected that its continuing diluted earnings per share for 2010 will be in the range of $3.50 to $3.55, inclusive of the third quarter tax benefit. If the global or domestic economic conditions accelerate or deteriorate, Dover’s operating results for 2010 could be materially different than currently projected.

SEGMENT RESULTS OF OPERATIONS
Industrial Products

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2010	2009	% Change	2010	2009	% Change
Revenue
Material Handling	$220,997	$154,238	43%	$624,344	$494,463	26%
Mobile Equipment	250,664	242,011	4%	739,326	719,824	3%
Eliminations	(453)	(209)		(1,278)	(508)

	$471,208	$396,040	19%	$1,362,392	$1,213,779	12%

Segment earnings	$59,473	$38,119	56%	$172,147	$98,084	76%
Operating margin	12.6%	9.6%		12.6%	8.1%

Acquisition related depreciation and amortization expense*	$7,774	$7,770	0%	$22,969	$23,866	-4%

Bookings
Material Handling	$222,961	$162,759	37%	$650,846	$407,326	60%
Mobile Equipment	233,731	191,539	22%	753,746	648,034	16%
Eliminations	(444)	(337)		(1,154)	(561)

	$456,248	$353,961	29%	$1,403,438	$1,054,799	33%

Backlog
Material Handling				$142,959	$102,146	40%
Mobile Equipment				344,160	318,496	8%
Eliminations				(248)	(170)

				$486,871	$420,472	16%

*	Represents the pre-tax impact on earnings from the depreciation and amortization of acquisition accounting write-ups to reflect the fair value of inventory, property, plant and equipment, and intangible assets.
Industrial Products’ revenue and earnings increased by 19% and 56%, respectively, from the third quarter of the prior year primarily due to broad-based revenue growth in material handling businesses, which more than offset the softness in bulk trailer and refuse vehicle markets. The segment’s increase in revenue was driven substantially by organic revenue growth with minimal impact due to foreign exchange. At the end of the third quarter, the segment completed the acquisition of Gear Products, a synergistic addition to its Tulsa Winch business in its Material Handling platform, which is expected to be accretive to earnings in 2011. Earnings and margin in the third quarter of 2010 were favorably impacted by increased volume in high margin businesses, the absence of restructuring charges and the benefits associated with prior year restructuring initiatives.
Material Handling revenue increased 43%, when compared to the prior year third quarter, while earnings increased by over 180%. Revenue improvements were experienced across the platform, including modest improvement in those businesses with construction exposure, driven by increased activity across most end-markets. Earnings and operating margin improved due to increased sales volume, coupled with the absence of restructuring charges in the current period and the benefits associated with prior year restructuring initiatives.
Mobile Equipment revenue increased 4% while earnings were flat compared to the prior year third quarter. The revenue improvement was generated primarily by the vehicle service business, offset in part by softness in bulk trailer and refuse vehicle markets. Earnings and operating margin at the platform level were favorably impacted by the benefits achieved from restructuring initiatives taken in the prior year and the absence of significant restructuring charges in the current period; however, this was substantially offset by the impact of unfavorable product mix in the period.
For the nine months ended September 30, 2010, Industrial Products’ revenue and earnings increased 12% and 76%, respectively, as compared to the nine months ended September 30, 2009. Revenue and earnings were favorably impacted by the increased sales volumes, as well as the absence of restructuring charges and the benefits of the restructuring initiatives from prior periods.

Engineered Systems

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2010	2009	% Change	2010	2009	% Change
Revenue
Engineered Products	$398,685	$308,741	29%	$1,028,028	$806,565	27%
Product Identification	221,677	211,952	5%	653,728	582,329	12%

	$620,362	$520,693	19%	$1,681,756	$1,388,894	21%

Segment earnings	$91,442	$78,194	17%	$230,940	$178,961	29%
Operating margin	14.7%	15.0%		13.7%	12.9%

Acquisition related depreciation and amortization expense*	$6,838	$6,580	4%	$21,810	$19,087	14%

Bookings
Engineered Products	$329,119	$258,634	27%	$1,076,301	$754,855	43%
Product Identification	218,213	212,642	3%	661,826	594,057	11%

	$547,332	$471,276	16%	$1,738,127	$1,348,912	29%

Backlog
Engineered Products				$267,545	$199,888	34%
Product Identification				80,986	72,523	12%

				$348,531	$272,411	28%

*	Represents the pre-tax impact on earnings from the depreciation and amortization of acquisition accounting write-ups to reflect the fair value of inventory, property, plant and equipment, and intangible assets.
Engineered Systems revenue and earnings increased by 19% and 17%, respectively, from the third quarter of the prior year. The increase in revenue was supported by 16% organic revenue growth and a 5% increase from acquisitions completed in 2010 and 2009, offset in part by unfavorable foreign currency of 2%. The revenue and earnings increase was substantially driven by strength in Hill Phoenix and Belvac volumes, including recent acquisitions, coupled with the benefits from prior year restructuring activities, which more than offset higher commodity costs.
Engineered Products third quarter revenue increased 29% while earnings increased by 33%. Core business revenue increased 23% driven by higher sales volume at Hill Phoenix and Belvac. Growth from acquisitions completed in 2010 and 2009 contributed 8% to revenue growth and was accretive to earnings in the period, while foreign currency negatively impacted revenues by 2%. The platform’s earnings were favorably impacted by the higher core sales volume and the contribution from 2009 restructuring activities, partly offset by higher material costs and unfavorable product and customer mix.
Product Identification revenue increased 5% while earnings were flat compared to the prior year third quarter. Organic sales volume growth and benefit from the 2009 acquisition of Extech Instruments generated an 8% revenue increase, offset by a 3% unfavorable foreign currency impact. The platform’s earnings reflect continued investment in research and development, as well as the impact of product and geographic revenue mix.
For the nine months ended September 30, 2010, Engineered Systems’ revenue and earnings increased 21% and 29%, respectively, as compared to the nine months ended September 30, 2009. Revenue and earnings were favorably impacted by increased sales volume, including acquisitions, coupled with the absence of significant restructuring charges in the current period and the benefits of the restructuring initiatives from prior periods.

Fluid Management

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2010	2009	% Change	2010	2009	% Change
Revenue
Energy	$220,001	$144,664	52%	$641,348	$459,413	40%
Fluid Solutions	196,554	164,604	19%	559,818	475,990	18%
Eliminations	(127)	(21)		(264)	(114)

	$416,428	$309,247	35%	$1,200,902	$935,289	28%

Segment earnings	$101,847	$60,677	68%	$284,782	$191,692	49%
Operating margin	24.5%	19.6%		23.7%	20.5%

Acquisition related depreciation and amortization expense*	$5,222	$4,432	18%	$16,242	$13,852	17%

Bookings
Energy	$213,247	$157,763	35%	$648,217	$433,339	50%
Fluid Solutions	195,865	165,601	18%	566,937	475,459	19%
Eliminations	(144)	(41)		(280)	(122)

	$408,968	$323,323	26%	$1,214,874	$908,676	34%

Backlog
Energy				$84,659	$66,043	28%
Fluid Solutions				69,130	65,081	6%
Eliminations				(17)	(21)

				$153,772	$131,103	17%

*	Represents the pre-tax impact on earnings from the depreciation and amortization of acquisition accounting write-ups to reflect the fair value of inventory, property, plant and equipment, and intangible assets.
Fluid Management’s revenue and earnings increased over the prior year third quarter by 35% and 68%, respectively, due to recovery in the oil and gas industries served by the Energy platform as well as the industrial markets served by the Fluid Solutions group. Earnings reflect the benefit of higher sales volumes, productivity improvements and favorable product mix. The segment’s revenue increase represented organic revenue growth of 32% and a 3% increase from acquisitions completed in 2010 and 2009.
The Energy platform’s revenue and earnings increased over the prior year quarter by 52% and 80%, respectively. Organic revenue growth of 45% was driven by higher demand and market share gains in the oil and gas sector, while acquisitions contributed revenue growth of 7%. The earnings improvement was driven by the significantly higher volumes and productivity improvements.
Fluid Solutions revenue and earnings increased by 19% and 45%, respectively, from the third quarter of the prior year due to higher demand in substantially all end-markets. Earnings were favorably impacted by the increased volumes and productivity improvements.
For the nine months ended September 30, 2010, Fluid Management’s revenue and earnings increased over the prior year period by 28% and 49%, respectively, due to higher demand in substantially all end-markets, operating efficiencies and favorable product mix.

Electronic Technology

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2010	2009	% Change	2010	2009	% Change
Revenue	$381,386	$275,266	39%	$1,017,982	$735,254	38%
Segment earnings	69,617	38,160	82%	174,104	44,043	295%
Operating margin	18.3%	13.9%		17.1%	6.0%

Acquisition related depreciation and amortization expense*	$8,480	$8,268	3%	$25,390	$24,771	2%

Bookings	$402,332	$283,035	42%	$1,155,250	$750,016	54%
Backlog				357,800	194,414	84%

*	Represents the pre-tax impact on earnings from the depreciation and amortization of acquisition accounting write-ups to reflect the fair value of inventory, property, plant and equipment, and intangible assets.
Electronic Technologies’ revenue and earnings increased 39% and 82%, respectively, over the prior year third quarter. The increase in revenue was supported by organic revenue growth of 41%, growth from acquisitions of 1% and a 3% unfavorable impact from foreign exchange rates. The organic revenue growth was primarily driven by continued strong demand for electronic assembly and solar manufacturing equipment, Micro Electronic Mechanical Systems (“MEMS”) microphones, hearing aid components and telecom infrastructure related products. Revenue from the electronic assembly equipment companies increased 65% compared to prior year period while the communication components companies’ revenue increased 24%. Earnings for the quarter were favorably impacted by higher sales volume and production leverage, product mix, the absence of restructuring charges in the current period and the benefit of prior year restructuring programs.
For the nine months ended September 30, 2010, revenue increased 38% and earnings increased almost 300% over the same prior year period. Revenue from the electronic assembly equipment companies increased 77% compared to the prior year period while the communication components companies’ revenue increased 21%. The increase in revenue and earnings for the nine month period was also driven primarily by higher sales volume and product mix, production leverage, the absence of restructuring charges in the current period and the benefit of prior year restructuring programs.
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
Non-GAAP Information
In an effort to provide investors with information regarding the Company’s results in addition to that as determined by generally accepted accounting principles (GAAP), the Company also discloses non-GAAP information which management believes provides useful information to investors. Free cash flow, net debt, total debt, total capitalization, Adjusted Working Capital, Average Annual Adjusted Working Capital, earnings adjusted for non-recurring items, revenue excluding the impact of changes in foreign currency exchange rates and organic revenue growth are not financial measures under GAAP and should not be considered as a substitute for cash flows from operating activities, debt or equity, earnings, revenue and working capital as determined in accordance with GAAP, and they may not be comparable to similarly titled measures reported by other companies. Management believes the (1) net debt to total capitalization ratio and (2) free cash flow are important measures of operating performance and liquidity. Net debt to total capitalization is helpful in evaluating the Company’s capital structure and the amount of leverage it employs. Free cash flow provides both management and investors a measurement of cash generated from operations that is available to fund acquisitions, pay dividends, repay debt and repurchase the Company’s common stock. Reconciliations of free cash flow, total debt and net debt can be found in Part (1) of Item 2-Management’s Discussion and Analysis. Management believes that reporting adjusted working capital (also sometimes called “working capital”), which is calculated as accounts receivable, plus inventory, less accounts payable, provides a meaningful measure of the Company’s operational results by showing the changes caused solely by revenue. Management believes that reporting adjusted working capital and revenues at constant currency, which excludes the positive or negative impact of fluctuations in foreign currency exchange rates, provides a meaningful measure of the Company’s operational changes, given the global nature of Dover’s businesses. Management believes that reporting organic or core revenue growth, which excludes the impact of foreign currency exchange rates and the impact of acquisitions, provides a useful comparison of the Company’s revenue performance and trends between periods.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
There has been no significant change in the Company’s exposure to market risk during the first nine months of 2010. For a discussion of the Company’s exposure to market risk, refer to Item 7A, Quantitative and Qualitative Disclosures about Market Risk, contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009.
Item 4. Controls and Procedures
At the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2010.
During the third quarter of 2010, there were no changes in the Company’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. In making its assessment of changes in internal control over financial reporting as of September 30, 2010, management has excluded those companies acquired in purchase business combinations during the twelve months ended September 30, 2010. The Company is currently assessing the control environments of these acquisitions. These companies are wholly-owned by the Company and their total revenue for the nine month period ended September 30, 2010 represents approximately 4.9% of the Company’s consolidated revenue for the same period. Their assets represent approximately 4.1% of the Company’s consolidated assets at September 30, 2010.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
See Part I, Notes to Condensed Consolidated Financial Statements, Note 10.
Item 1A. Risk Factors
There have been no material changes with respect to risk factors as previously disclosed in Dover’s Annual Report on Form 10-K for its fiscal year ended December 31, 2009.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a)	Not applicable.
(b)	Not applicable.
(c)	The table below presents shares of the Company’s stock which were acquired by the Company during the quarter:

				Maximum Number (or
			Total Number of	Approximate Dollar
			Shares Purchased	Value) of Shares that
	Total Number		as Part of Publicly	May Yet Be Purchased
	of Shares	Average Price	Announced Plans	under the Plans or
Period	Purchased (1)	Paid per Share	or Programs	Programs (2)
July 1 to July 31	—	$—	—	7,563,968
August 1 to August 31	—	—	—	7,563,968
September 1 to September 30	112,871	50.90	110,000	7,453,968

For the Third Quarter	112,871	$50.90	110,000	7,453,968

(1)	2,871 of these shares were acquired by the Company in September from the holders of its employee stock options when they tendered shares as full of partial payment of the exercise price of such options. These shares are applied against the exercise price at the market price on the date of exercise. During the month of September 2010, the Company purchased 110,000 shares under the five-year, 10,000,000 share repurchase authorized by the Board of Directors in May 2007.

(2)	As of September 30, 2010, the approximate number of shares still available for repurchase under the May 2007 share repurchase authorization was 7,453,968.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. [Removed and Reserved]
Item 5. Other Information
(a)	None.
(b)	None.
Item 6. Exhibits
31.1	Certificate pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, signed and dated by Brad M. Cerepak.

31.2	Certificate pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, signed and dated by Robert A. Livingston.

32	Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002, signed and dated by Robert A. Livingston and Brad M. Cerepak.

101	The following materials from Dover Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statement of Operations, (ii) the Condensed Consolidated Balance Sheet, (iii) the Condensed Consolidated Statement of Stockholders’ Equity, (iv) the Condensed Consolidated Statement of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

DOVER CORPORATION
Date: October 22, 2010	/s/ Brad M. Cerepak
Brad M. Cerepak,
Vice President & Chief Financial Officer (Principal Financial Officer)

Date: October 22, 2010	/s/ Raymond T. McKay Jr.
Raymond T. McKay, Jr.,
Vice President, Controller (Principal Accounting Officer)

EXHIBIT INDEX
31.1	Certificate pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, signed and dated by Brad M. Cerepak.

31.2	Certificate pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, signed and dated by Robert A. Livingston.

32	Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed and dated by Robert A. Livingston and Brad M. Cerepak.

101	The following materials from Dover Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statement of Operations, (ii) the Condensed Consolidated Balance Sheet, (iii) the Condensed Consolidated Statement of Stockholders’ Equity, (iv) the Condensed Consolidated Statement of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements.