Form 10-K
period 2010-12-31
DOVER CORP
filed 2011-02-11
CIK 29905

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For fiscal year ended December 31, 2010

Commission File No. 1-4018

Dover Corporation
(Exact name of Registrant as specified in its charter)

Delaware (State of Incorporation)	53-0257888 (I.R.S. Employer Identification No.)

3005 Highland Parkway, Suite 200, Downers Grove, IL 60515
(Address of principal executive offices)

Telephone: (630) 541-1540

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of the close of business on June 30, 2010 was $7,801,329,117. The registrant’s closing price as reported on the New York Stock Exchange-Composite Transactions for June 30, 2010 was $41.79 per share. The number of outstanding shares of the registrant’s common stock as of February 4, 2011 was 186,545,088.

Documents Incorporated by Reference: Part III — Certain Portions of the Proxy Statement for Annual Meeting of Shareholders to be held on May 5, 2011 (the “2011 Proxy Statement”).

Special Notes Regarding Forward-Looking Statements

This Annual Report on Form 10-K, especially “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, contains “forward-looking” statements within the meaning of the Securities Act of 1933, as amended, the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. Such statements relate to, among other things, income, earnings, cash flows, changes in operations, operating improvements, industries in which Dover companies operate and the U.S. and global economies. Statements in this Form 10-K that are not historical are hereby identified as “forward-looking statements” and may be indicated by words or phrases such as “anticipates,” “supports,” “indicates,” “suggests,” “will,” “plans,” “projects,” “expects,” “believes,” “should,” “would,” “could,” “hope,” “forecast,” “management is of the opinion,” use of the future tense and similar words or phrases. Forward-looking statements are subject to inherent risks and uncertainties that could cause actual results to differ materially from current expectations including, but not limited to: current economic conditions and uncertainties in the credit and capital markets; the Company’s ability to achieve expected savings from integration, synergy and other cost-control initiatives; the ability to identify and successfully consummate value-adding acquisition opportunities; the ability to successfully integrate acquired businesses; increased competition and pricing pressures in the markets served by Dover’s operating companies; the ability of Dover’s companies to expand into new geographic markets and to anticipate and meet customer demands for new products and product enhancements; increases in the cost of raw materials; the impact of loss of a single-source manufacturing facility; changes in customer demand; political events that could impact the worldwide economy; the impact of natural disasters and their effect on global energy markets; a downgrade in Dover’s credit ratings; international economic conditions including interest rate and currency exchange rate fluctuations; the relative mix of products and services which impacts margins and operating efficiencies; short-term capacity constraints; domestic and foreign governmental and public policy changes including environmental regulations and tax policies (including domestic and international export subsidy programs, research and experimentation credits and other similar programs); unforeseen developments in contingencies such as litigation; protection and validity of patent and other intellectual property rights; the cyclical nature of some of Dover’s companies; domestic housing industry weakness; instability in the countries where Dover conducts business; and possible future terrorist threats and their effect on the worldwide economy. Readers are cautioned not to place undue reliance on such forward-looking statements. These forward-looking statements speak only as of the date made. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

The Company may, from time to time, post financial or other information on its Internet website, www.dovercorporation.com. The Internet address is for informational purposes only and is not intended for use as a hyperlink. The Company is not incorporating any material on its website into this report.

PART I
Item 1.	Business	3
Item 1A.	Risk Factors	11
Item 1B.	Unresolved Staff Comments	15
Item 2.	Properties	15
Item 3.	Legal Proceedings	15
Item 4.	Removed and Reserved	16

PART II
Item 5.	Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities	18
Item 6.	Selected Financial Data	20
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	40
Item 8.	Financial Statements and Supplementary Data	41
Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	83
Item 9A.	Controls and Procedures	83
Item 9B.	Other Information	83

PART III
Item 10.	Directors and Executive Officers and Corporate Governance	84
Item 11.	Executive Compensation	84
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters	84
Item 13.	Certain Relationships and Related Transactions and Director Independence	85
Item 14.	Principal Accounting Fees and Services	85

PART IV
Item 15.	Exhibits, Financial Statement Schedules	85
SIGNATURES		88
EXHIBIT INDEX		90
EX-2.1
EX-10.8
EX-10.9
EX-10.10
EX-10.15
EX-10.17
EX-10.18
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

Industrial Products

•	Material handling equipment such as industrial and recreational winches, utility, construction and demolition machinery attachments, hydraulic parts, industrial automation tools, four-wheel-drive (“4WD”) and all-wheel drive (“AWD”) powertrain systems, accessories for off-road vehicles and operator cabs and rollover structures.

•	Mobile equipment related products, primarily refuse truck bodies, tank trailers, compactors, balers, vehicle service lifts and collision equipment, car wash systems, internal engine components, fluid control assemblies and various aerospace components.

Engineered Systems

•	Engineered products such as refrigeration systems, refrigeration display cases, walk-in coolers, foodservice equipment, commercial kitchen air and ventilation systems, heat transfer equipment, and food and beverage packaging machines.

•	Product identification related products such as industrial marking and coding systems used to code information (i.e. dates and serial numbers) on consumer products, printing products for cartons used in warehouse logistics operations, bar code printers and portable printers.

Fluid Management

•	Energy market production and distribution products such as sucker rods, downhole rod pumps, drill bit inserts for oil and gas exploration, gas well production control devices, control valves, piston and seal rings, control instrumentation, remote data collection and transfer devices, and components for compressors, turbo machinery, motors and generators.

•	Fluid solution products including nozzles, swivels and breakaways used to deliver various types of fuel, suction system equipment, unattended fuel management systems, integrated tank monitoring, pumps used in fluid transfer applications, quick disconnect couplings used in a wide variety of biomedical and commercial applications, and chemical proportioning and dispensing systems.

Electronic Technologies

•	Electronic technology equipment and devices/components such as advanced micro-component products for the hearing aid, mobile phone and consumer electronics industries, high frequency capacitors, microwave electromagnetic switches, radio frequency and microwave filters, electromagnetic products, frequency control/select components and sophisticated automated assembly and testing equipment.

Business Strategy

The Company operates with certain fundamental business strategies. First, it seeks to acquire and own businesses that manufacture proprietary engineered products and are leaders in four broad markets: Industrial Products, Engineered Systems, Fluid Management and Electronic Technologies. To ensure success, Dover companies place strong emphasis on new product development to better serve customers and expand into new product and geographic markets. Second, the Company’s businesses are committed to operational excellence, and to being market leaders as measured by market share, customer service, innovation, profitability and return on invested capital. Third, the Company is committed to an operating culture with high ethical standards, trust, respect and open communication, to allow individual growth and operational effectiveness. Fourth, the Company seeks to utilize its strong free cash flow in a balanced manner to grow its businesses and to increase shareholder value.

Management Philosophy

The Company’s operating structure of four defined industry segments and six core business platforms within those segments drives focused acquisition activity, accelerates opportunities to identify and capture operating synergies, including global sourcing and supply chain integration, and advances the development of the Company’s executive talent. The presidents of the Company’s operating companies and groups have responsibility for their businesses’ performance as they are able to serve customers by focusing closely on their products and markets and reacting quickly to customer needs. The Company’s segment and executive management set strategic direction and initiatives, provide oversight, allocate and manage capital, are responsible for major acquisitions, and provide other services.

In addition, the Company is committed to creating value for its customers, employees and shareholders through sustainable business practices that protect the environment and developing products that help its customers meet their sustainability goals. Dover companies are increasing their focus on efficient energy usage, greenhouse gas reduction and waste management as they strive to meet the global environmental needs of today and tomorrow.

Company Goals

The Company is committed to driving shareholder return through three key objectives. First, the Company is committed to achieving annual organic sales growth over the next three years (2011 through 2013) of 6% to 8%, complemented by acquisition growth of 3% to 5% over the same periods. Secondly, the Company continues to focus on margin improvement activities and to expand return on invested capital to effectuate earnings per share growth ranging from 10% to 13% on an annual basis. Lastly, the Company is committed to generating free cash flow as a percentage of sales in excess of 10% through disciplined capital allocation, productivity improvements and active working capital management. The Company supports these goals through (1) alignment of management compensation with these objectives, (2) well defined and actively managed merger and acquisition processes, and (3) talent development programs.

Portfolio Development

Acquisitions

The Company’s acquisition program has two elements. First, it seeks to acquire value creating add-on businesses that broaden its existing companies and their global reach, manufacture innovative components and equipment, specialty systems and/or support services, and sell to industrial or commercial users. Second, in the right circumstances, it will strategically pursue larger, stand-alone businesses that have the potential to either complement its existing companies or allow the Company to pursue a new platform. During the last three years (2008 — 2010), the Company purchased 16 businesses with an aggregate cost of $436.6 million.

In 2010, the Company acquired six add-on businesses for an aggregate cost of $104.4 million. In 2009, the Company also acquired six add-on businesses, for aggregate consideration of $228.4 million (including $6.4 million of consideration paid in the form of common stock issued in connection with the acquisition of Inpro/Seal Company). In 2008, the Company acquired four add-on businesses for an aggregate cost of $103.8 million.

For more details regarding acquisitions completed over the past two years, see Note 2 to the Consolidated Financial Statements in Item 8. The Company’s future growth depends in large part on finding and acquiring successful businesses, as a substantial number of the Company’s current businesses operate in relatively mature markets. While the Company expects to generate annual organic growth of 4% — 5% over a business cycle absent extraordinary economic conditions, sustained organic growth at these levels for individual businesses is difficult to achieve consistently each year.

Dispositions

While the Company generally expects to hold and integrate businesses that it buys, it continually reviews its portfolio to verify that those businesses continue to be essential contributors to the Company’s long-term growth strategy. Occasionally, the Company may also make an opportunistic sale of one of its companies based on specific market conditions and strategic considerations. During the past three years (2008- 2010), the Company decided to reduce its exposure to small, lower margin operations and, accordingly, it discontinued one operation and sold seven businesses for aggregate consideration of approximately $100.8 million. For more details, see the “Discontinued Operations” discussion below and Note 3 to the Consolidated Financial Statements in Item 8.

Reportable Segments

Below is a description of the Company’s reportable segments and related platforms. For additional financial information about the Company’s reportable segments, see Note 14 to the Consolidated Financial Statements in Item 8 of this Form 10-K.

Industrial Products

The Industrial Products segment provides Material Handling products and services that improve its customers’ productivity as well as products used in various Mobile Equipment applications, primarily in the transportation equipment, vehicle service and solid waste management markets. The segment manages and sells its products and services through the two business platforms described below.

Material Handling

The Material Handling platform primarily serves two global markets — infrastructure and industrial automation. The companies in this platform develop and manufacture branded customer productivity enhancing systems. These products are produced in the United States, Canada, Germany, Thailand, India, China, Brazil and France and are marketed globally on a direct basis to original equipment manufacturers (“OEM“s) and through a global dealer and distribution network to industrial end users.

The businesses in the infrastructure market sell to broad segments of the construction, utility, demolition, recycling, scrap processing, material handling, forestry, energy, military, marine, towing/recovery, refuse, mining and automotive OEM markets. Major products include mobile shears, concrete demolition tools, buckets, backhoes, trenchers, augers, worm gear and planetary winches, and hydraulic lift and electronic control/monitoring systems for mobile and structural cranes, 4WD and AWD powertrain systems, accessories for off-road vehicles and operator cabs and rollover structures. These products are sold to OEMs and extensive dealer networks primarily in North America. Components systems and services are also provided for military vehicles and marine applications.

The businesses in the industrial automation market provide a wide range of modular automation components including manual clamps, power clamps, rotary and linear mechanical indexers, conveyors, pick and place units, glove ports and manipulators as well as end-of-arm robotic grippers, slides and end effectors. These products serve a very broad market including food processing, packaging, paper processing, medical, electronic, automotive, nuclear, and general industrial products. These businesses generate almost half of their revenues outside the United States.

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

The businesses in the solid waste management market provide products and services for the refuse collection industry and for on-site processing and compaction of trash and recyclable materials. Products are sold to municipal customers, national accounts and independent waste haulers through a network of distributors and directly in certain geographic areas. The on-site waste management and recycling systems include a variety of stationary compactors, wire processing and separation machines, and balers that are manufactured and sold primarily in the United States to distribution centers, malls, stadiums, arenas, office complexes, retail stores and recycling centers.

The businesses in the vehicle service market provide a wide range of products and services that are utilized in vehicle services, maintenance, repair and modification. Vehicle lifts and collision equipment are sold through equipment distributors and directly to a wide variety of markets, including independent service and repair shops, collision repair shops, national chains and franchised service facilities, new vehicle dealers, governments, and directly to consumers via the Internet. Car wash systems, both “touch-free” and “friction”, are sold primarily in the United States and Canada to major oil companies, convenience store chains and individual investors. These products are sold through a distribution network that installs the equipment and provides after-sale service and support. High performance internal combustion engine components, including pistons, connecting rods, crankshafts and accessories, and fuel and combustion management devices are designed to meet customer specifications for the racing and enthusiast markets in both the powersports and automotive market segments. These products are sold directly and through distribution networks on a global basis.

Engineered Systems

The Engineered Systems segment provides products and services for the refrigeration, storage, packaging and preparation of food products, as well as industrial marking and coding systems for various markets. The segment serves its markets by managing these products and services through the two business platforms described below.

Product Identification

The Product Identification platform is a worldwide supplier of industrial marking and coding systems that serves the food, beverage, cosmetic, pharmaceutical, electronic, automotive and other markets where variable marking is required. Its primary printing products are used for marking variable information (such as date codes or serial numbers) on consumer products. The platform provides solutions for product marking on primary packaging, secondary packaging such as cartons, and pallet marking for use in warehouse logistics operations. The platform also manufactures bar code printers and portable printers used where on demand labels/receipts are required. The platform’s principal manufacturing facilities are in the United States, France and China, with sales operations globally.

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

The test equipment products include machines, test fixtures and related products used in testing “bare” and “loaded” electronic circuit boards and semiconductors. In addition, the segment manufactures high-speed precision material deposition machines and other related tools used in the assembly process for printed circuit boards, solar cells and other specialty applications as well as precision manual soldering, de-soldering and other hand tools.

The micro-acoustic components manufactured include audio communications components, primarily miniaturized microphones, receivers and electromechanical components for use in hearing aids as well as high performance transducers for use in professional audio devices, high-end headsets, medical devices and military headsets. This business also designs, manufactures and assembles microphones for use in the personal mobile device and consumer electronics markets, including mobile phones, PDAs, Bluetooth ® headsets and laptop computers.

The specialty electronic components include frequency control/select components and modules employing quartz technologies, microwave electromechanical switches, radio frequency and microwave filters, integrated assemblies, multi-layer ceramic capacitors and high frequency capacitors. These components are sold to communication, medical, defense, aerospace and automotive manufacturers worldwide.

Discontinued Operations

Operating companies that are considered discontinued operations in accordance with Accounting Standards Codification (“ASC”) 360, Property Plant and Equipment, are presented separately in the consolidated statements of operations, balance sheets and cash flows and are not included in continuing operations. Earnings from discontinued operations include impairment charges, when necessary to reduce these businesses to estimated fair value. Fair value is determined by using directly observable inputs, such as a negotiated selling price, or other valuation techniques that use market assumptions that are reasonable and supportable. All interim and full year reporting periods presented reflect the continuing operations on a comparable basis. Please refer to Note 3 to the Consolidated Financial Statements in Item 8 of this Form 10-K for additional information on discontinued operations.

Raw Materials

The Company’s operating companies use a wide variety of raw materials, primarily metals and semi-processed or finished components, which are generally available from a number of sources. As a result, shortages or the loss of any single supplier have not had, and are not likely to have, a material impact on operating profits. While the needed raw materials are generally available, commodity pricing has trended upward over the past few years, particularly for various grades of steel, copper, aluminum and select other commodities. The Company has generally kept pace with or exceeded raw material cost increases using effective pricing strategies. During 2010, the Company experienced modest increases in commodity prices.

Research and Development

The Company’s operating companies are encouraged to develop new products as well as to upgrade and improve existing products to satisfy customer needs, expand revenue opportunities domestically and internationally, maintain or extend competitive advantages, improve product reliability and reduce production costs. During 2010, the Company spent $193.5 million for research and development, including qualified engineering costs. In 2009 and 2008, research and development spending totaled $178.3 million and $189.2 million, respectively.

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

Intellectual Property and Intangible Assets

The Company owns many patents, trademarks, licenses and other forms of intellectual property, which have been acquired over a number of years and, to the extent relevant, expire at various times over a number of years. A large portion of the Company’s intellectual property consists of patents, unpatented technology and proprietary information constituting trade secrets that its companies seek to protect in various ways, including confidentiality agreements with employees and suppliers where appropriate. In addition, a significant portion of the Company’s intangible assets relate to customer relationships. While the Company’s intellectual property and customer relationships are important to its success, the loss or expiration of any of these rights or relationships, or any group of related rights or relationships, is not likely to materially affect the Company on a consolidated basis. The Company believes that its companies’ commitment to continuous engineering improvements, new product development and improved manufacturing techniques, as well as strong sales, marketing and service efforts, are significant to their general leadership positions in the niche markets that they serve.

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

Customers

Dover’s companies serve thousands of customers, no one of which accounted for more than 10% of the Company’s consolidated revenue in 2010. Similarly, within each of the four segments, no customer accounted for more than 10% of that segment’s revenue in 2010.

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

Backlog

Backlog generally is not a significant long-term success factor in most of the Company’s businesses, as most of the products of Dover companies have relatively short order-to-delivery periods. It is more relevant to those businesses that produce larger and more sophisticated machines or have long-term government contracts, primarily in the Mobile Equipment platform within the Industrial Products segment. Total Company backlog as of December 31, 2010 and 2009 was $1,409.5 million and $1,083.5 million, respectively.

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

Certain companies in the Electronic Technologies and Engineered Systems segments compete globally against a variety of companies, primarily operating in Europe and East Asia.

International

For non-U.S. revenue and an allocation of the assets of the Company’s continuing operations, see Note 14 to the Consolidated Financial Statements in Item 8 of this Form 10-K.

Most of the Company’s non-U.S. subsidiaries and affiliates are currently based in France, Germany, the United Kingdom, the Netherlands, Sweden, Switzerland and, with increasing emphasis, China, Malaysia, India, Mexico, Brazil and Eastern Europe.

Although international operations are subject to certain risks, such as price and exchange rate fluctuations and non-U.S. governmental restrictions, the Company continues to increase its expansion into international markets, particularly in developing economies in South America, Asia and Eastern Europe.

Environmental Matters

The Company’s operations are governed by a variety of international, national, state and local environmental laws. Dover is committed to continued compliance and believes its companies’ operations generally are in substantial compliance with these laws. In a few instances, particular plants and businesses have been the subject of administrative and legal proceedings with governmental agencies or private parties relating to the discharge or potential discharge of regulated substances. Where necessary, these matters have been addressed with specific consent orders to achieve compliance.

In 2010, the Company developed and implemented a process to conduct an inventory of greenhouse gas emissions from its many, independently operated companies. In addition, the Company has evaluated its climate change risks and opportunities and is in the process of developing a strategy to manage these risks and opportunities. The Company plans to have this strategy completed in 2011, including clearly defined goals and objectives, along with prioritized programs and projects for achieving energy use and greenhouse gas emissions reductions.

All of the Company’s segments are investigating the energy efficiencies related to the operation and use of their products and services by customers. In some instances, Dover’s operating companies may be able to help customers reduce some of their energy needs. Increased demand for energy-efficient products, based on a variety of drivers (including, but not limited to, reduction of greenhouse gas emissions) could result in increased sales for a number of Dover’s operating companies.

There have been no material effects upon the earnings and competitive position of the Company resulting from compliance with laws or regulations enacted or adopted relating to the protection of the environment. The Company is aware of a number of existing or upcoming regulatory initiatives intended to reduce emissions in geographies where its manufacturing and warehouse/distribution facilities are located and has evaluated the potential impact of these regulations on the its businesses. The Company anticipates that direct impacts from regulatory actions will be insignificant in the short- to medium-term. The Company expects the regulatory impacts associated with climate change regulation would be primarily indirect and would result in “pass through” costs from energy suppliers, suppliers of raw materials and other services related to its operations.

Employees

The Company had approximately 32,000 employees in continuing operations as of December 31, 2010, which was an increase of approximately 9% from the prior year end. The increase reflects additional headcount necessary to support the volume growth in 2010, as well as the impact of recent acquisitions.

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

The Company’s business, financial condition, operating results and cash flows can be impacted by a number of factors which could cause its actual results to vary materially from recent results or from anticipated future results. In general, the Company is subject to the same general risks and uncertainties that impact many other industrial companies such as general economic, industry and/or market conditions and growth rates; the impact of natural disasters, and their effect on global energy markets; possible future terrorist threats and their effect on the worldwide economy; and changes in laws or accounting rules. The risk factors discussed in this section should be considered together with information included elsewhere in this Form 10-K and should not be considered the only risks facing the Company.

The Company has identified the following specific risks and uncertainties that it considers material:

•	The Company’s results for 2011 may continue to be impacted by current domestic and international economic conditions and uncertainties.

In 2011, the Company’s businesses may continue to be adversely affected by disruptions in the financial markets or declines in economic activity both domestically and internationally in those countries in which the Company operates. These circumstances will also impact the Company’s suppliers and customers in various ways which could have an impact on the Company’s business operations, particularly if global credit markets are not operating efficiently and effectively to support industrial commerce. Such negative changes in worldwide economic and capital market conditions are beyond the Company’s control, are highly unpredictable, and can have an adverse effect on the Company’s revenue, earnings, cash flows and cost of capital.

•	Increasing product/service and price competition by international and domestic competitors, including new entrants and the ability of the Company to introduce new and competitive products could cause the Company’s businesses to generate lower revenue, operating profits and cash flows.

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

Certain Dover companies, particularly in the Electronic Technologies segment, sell their products in industries that are constantly experiencing change as new technologies are developed. In order to grow and remain competitive, the companies in these industries must adapt to future changes in technology to enhance their existing products and introduce new products to address their customers’ changing demands. Also, a portion of the Electronic Technologies segment’s revenue is derived from companies that are subject to unpredictable short-term business cycles.

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

•	The Company is subject to risks relating to its existing foreign operations and expansion into new geographical markets.

Approximately 46% of the Company’s revenues for 2010 and 43% of the Company’s revenues for 2009 were derived outside the United States. The Company continues to focus on penetrating global markets as part of its overall growth strategy and expects sales from and into foreign markets to continue to represent a significant portion of its revenues. In addition, many of the Company’s manufacturing operations and suppliers are located outside the United States. The Company’s foreign operations and its global expansion strategy are subject to general risks related to international operations, including:

•	political, social and economic instability and disruptions;

•	government embargoes or trade restrictions;

•	the imposition of duties and tariffs and other trade barriers;

•	import and export controls;

•	limitations on ownership and on repatriation of earnings;

•	transportation delays and interruptions;

•	labor unrest and current and changing regulatory environments;

•	increased compliance costs;

•	the impact of loss of a single-source manufacturing facility;

•	difficulties in staffing and managing multi-national operations; and

•	limitations on its ability to enforce legal rights and remedies.

If the Company is unable to successfully manage the risks associated with expanding its global business or adequately manage operational risks of its existing international operations, the risks could have a material adverse effect on the Company’s growth strategy involving expansion into new geographical markets or the results of operations and financial position.

•	The Company’s exposure to exchange rate fluctuations on cross-border transactions and the translation of local currency results into U.S. dollars could negatively impact the Company’s results of operations.

The Company conducts business through its subsidiaries in many different countries, and fluctuations in currency exchange rates could have a significant impact on the reported results of operations, which are presented in U.S. dollars. A significant and growing portion of the Company’s products are manufactured in lower-cost locations and sold in various countries. Cross-border transactions, both with external parties and intercompany relationships, result in increased exposure to foreign exchange effects. Accordingly, significant changes in currency exchange rates, particularly the Euro, Pound Sterling, Chinese RMB (Yuan) and the Canadian dollar, could cause fluctuations in the reported results of the Company’s operations that could negatively affect its results of operations. Additionally, the strengthening of certain currencies such as the Euro and U.S. dollar potentially exposes the Company to competitive threats from lower cost producers in other countries such as China. The Company’s sales are translated into U.S. dollars for reporting purposes. The weakening of the U.S. dollar could result in unfavorable translation effects as the results of foreign locations are translated into U.S. dollars.

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

•	Failure to attract, retain and develop personnel or to provide adequate succession plans for key management could have an adverse effect on the Company’s operating results.

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

The Company’s domestic and international sales and operations are subject to risks associated with changes in local government laws (including environmental and export laws), regulations and policies. Failure to comply with any of these laws could result in civil and criminal, monetary and non-monetary penalties as well as potential damage to the Company’s reputation. In addition, the Company cannot provide assurance that its costs of complying with new and evolving regulatory reporting requirements and current or future laws, including environmental protection, employment, and health and safety laws, will not exceed its estimates. In addition, the Company has invested in certain countries, including Brazil, Russia, India and China that carry high levels of currency, political, compliance and economic risk. While these risks or the impact of these risks are difficult to predict, any one or more of them could adversely affect the Company’s businesses and reputation.

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

The Company expects to continue its strategy of seeking to acquire value creating add-on businesses that broaden its existing companies and their global reach as well as, in the right circumstances, strategically pursue large businesses that have the potential to either complement its existing companies or allow the Company to pursue a new platform. However, there can be no assurance that the Company will able to continue to find suitable businesses to purchase, that it will be able to acquire such businesses on acceptable terms, or that all closing conditions will be satisfied with respect to any pending acquisition. If the Company is unsuccessful in its acquisition efforts, then its ability to continue to grow at rates similar to prior years could be adversely affected. In addition a completed acquisition may underperform relative to expectations, may be unable to achieve synergies originally anticipated, or may expose the Company to unexpected liabilities. Further, if the Company fails to allocate its capital appropriately, in respect of either its acquisition program or organic growth in its operations, the Company could be overexposed in certain markets and geographies. These factors could potentially have an adverse impact on the Company’s operating profits and cash flows.

The inability of the Company to dispose of non-core assets and businesses on satisfactory terms and conditions and within expected time frames could also have an adverse affect on the Company’s results of operations.

•	The Company’s borrowing costs may be impacted by its credit ratings developed by various rating agencies.

Three major ratings agencies (Moody’s, Standard and Poor’s, and Fitch Ratings) evaluate the Company’s credit profile on an ongoing basis and have each assigned high ratings for the Company’s long-term debt as of

December 31, 2010. Although the Company does not anticipate a material change in its credit ratings, if the Company’s current credit ratings deteriorate, then its borrowing costs could increase, including increased fees under the Five-Year Credit Facility and the Company’s access to future sources of liquidity may be adversely affected.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

The number, type, location and size of the Company’s properties as of December 31, 2010 are shown in the following charts, by segment:

	Number and Nature of Facilities			Square Footage (000’s)
Segment	Mfg.	Warehouse	Sales/Service	Owned	Leased

Industrial Products	67	11	17	4,726	1,603
Engineered Systems	34	24	70	2,604	6,010
Fluid Management	71	11	36	2,599	1,290
Electronic Technologies	44	6	28	1,122	1,293

	Locations				Leased Facilities
	North				Expiration Dates (Years)
	America	Europe	Asia	Other	Minimum	Maximum

Industrial Products	61	15	7	3	1	4
Engineered Systems	41	35	40	7	1	7
Fluid Management	80	11	5	3	1	15
Electronic Technologies	29	14	20	1	1	11

During 2010, the Company had a net reduction of 18 manufacturing and warehouse facilities reflecting the 2010 sale of a business (which had been discontinued in a prior period), along with other facility consolidations undertaken as part of the Company’s ongoing efforts to streamline operations. The Company’s facilities are well-maintained and suitable for the operations conducted.

During the summer of 2010, the Company completed the relocation of its corporate headquarters from New York City, and its four segment offices from other locations, to Downers Grove, Illinois. The move has consolidated the corporate and segment management teams into one location in order to improve communication and strategic decision making and facilitate performance efficiencies.

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

Item 4.	[Removed and Reserved]

Executive Officers of the Registrant

All officers are elected annually at the first meeting of the Board of Directors, following the Company’s annual meeting of shareholders, and are subject to removal at any time by the Board of Directors. The executive officers of the Company as of February 11, 2011, and their positions with the Company (and, where relevant, prior business experience) for the past five years, are as follows:

Name	Age	Positions Held and Prior Business Experience

Robert A. Livingston	57	Chief Executive Officer and Director (since December 2008), President (since June 2008) and Chief Operating Officer (from June 2008 — December 2008) of Dover; prior thereto Vice President of Dover and President and Chief Executive Officer of Dover Engineered Systems, Inc. (from July 2007 to May 2008); prior thereto Vice President of Dover and President and Chief Executive Officer of Dover Electronics, Inc. (from October 1, 2004).
Kevin P. Buchanan	55	Vice President, Taxation (since July 2010); prior thereto Deputy General Counsel, Tax (November 2009 to June 2010) and Vice President, Tax (May 2000 to October 2009) of Monsanto Company.
Ivonne M. Cabrera	44	Vice President of Dover (since May 2010) and Deputy General Counsel of Dover (since February 2004).
Brad M. Cerepak	51	Vice President and Chief Financial Officer (since August 2009); prior thereto Vice President, Finance (since June 2009) of Dover; prior thereto Vice President and Controller, Trane, Inc. (August 2005 to June 2008).
Thomas W. Giacomini	45	Vice President of Dover (since February 2008) and President (since April 2009) and Chief Executive Officer of Dover Industrial Products, Inc. (since July 2009); prior thereto President of Material Handling Platform (since October 2007); prior thereto President of Warn Industries, Inc. (from July 2005); prior thereto Chief Operating Officer of Warn Industries, Inc. (from 2000 to July 2005).
Paul E. Goldberg	47	Treasurer and Director of Investor Relations of Dover (since February 2006); prior thereto Assistant Treasurer of Dover (from July 2002).
Raymond C. Hoglund	60	Vice President of Dover and President and Chief Executive Officer of Dover Engineered Systems, Inc. (since August 2008); prior thereto President and Chief Executive Officer of Hill Phoenix, Inc. (from February 2005).
Jay L. Kloosterboer	50	Vice President, Human Resources (since January 2009); prior thereto Executive Vice President — Business Excellence of AES Corporation (from May 2005); prior thereto Vice President and Chief Human Resources Officer of AES Corporation (from May 2003).
Raymond T. McKay, Jr.	57	Vice President of Dover (since February 2004), Controller of Dover (since November 2002).
James H. Moyle	58	Vice President, Supply Chain and Global Sourcing (since April 2009); prior thereto Chief Financial Officer of Dover Fluid Management, Inc. (since July 2007); prior thereto Vice President and Chief Financial Officer of Dover Diversified, Inc. (since November 2005); prior thereto Executive Vice President of Knowles Electronics, Inc. (since September 2003).

Name	Age	Positions Held and Prior Business Experience

Joseph W. Schmidt	64	Vice President, General Counsel and Secretary of Dover (since January 2003).
Stephen R. Sellhausen	52	Vice President, Corporate Development of Dover (since January 2009); prior thereto Vice President, Business Development of Dover (from April 2008); prior thereto investment banker with Citigroup Global Markets.
Sivasankaran Somasundaram	45	Vice President of Dover (since January 2008); Executive Vice President of Dover Fluid Management (since January 2010); President of Fluid Solutions Platform (since January 2008); prior thereto President of Gas Equipment Group (from May 2006); prior thereto President of RPA Process Technologies (from March 2004); prior thereto Vice President of Dorr-Oliver Eimco (supplier of solid/liquid separation equipment and wholly-owned subsidiary of GLV Inc.) (from November 2002 through February 2004).
William W. Spurgeon, Jr.	52	Vice President of Dover and President and Chief Executive Officer of Dover Fluid Management, Inc. (since July 2007); prior thereto Vice President of Dover and President and Chief Executive Officer of Dover Diversified, Inc. (from October 1, 2004).
Michael Y. Zhang	47	Vice President of Dover (since May 2010) and Managing Director of Dover Regional Headquarters Shanghai (since January 2009); prior thereto various roles at ABB, Ltd., including Vice President, ABB Control System and Product Business (September 2004 to March 2008).
David R. Van Loan	62	Vice President of Dover and President and Chief Executive Officer of Dover Electronic Technologies, Inc. (since July 2007); prior thereto Vice President of Dover and President and Chief Executive Officer of Dover Technologies International, Inc. (from January 2006); prior thereto President of Dover Technologies International, Inc. (from July 2005); prior thereto for more than eight years, President and Chief Executive Officer of Everett Charles Technologies, Inc.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Market Information and Dividends

The principal market in which the Company’s common stock is traded is the New York Stock Exchange. Information on the high and low sales prices of such stock, and the frequency and the amount of dividends paid during the last two years, is as follows:

	2010			2009
	Market Prices		Dividends	Market Prices		Dividends
	High	Low	Per Share	High	Low	Per Share

First Quarter	$47.56	$40.50	$0.26	$36.15	$21.79	$0.25
Second Quarter	55.50	41.42	0.26	36.55	25.83	0.25
Third Quarter	53.00	40.50	0.275	39.79	30.30	0.26
Fourth Quarter	59.20	51.39	0.275	43.10	36.52	0.26

			$1.07			$1.02

Holders

The number of holders of record of the Company’s common stock as of January 28, 2011 was approximately 17,211. This figure includes participants in the Company’s 401(k) program.

Securities Authorized for Issuance Under Equity Compensation Plans

Information regarding securities authorized for issuance under the Company’s equity compensation plans is contained in Part III, Item 12 of this Form 10-K.

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

The table below presents shares of the Company’s stock which were acquired by the Company during the fourth quarter.

			Total Number of	Maximum Number (or
			Shares Purchased as	Approximate Dollar Value)
	Total Number of		Part of Publicly	of Shares that May Yet Be
	Shares	Average Price	Announced Plans or	Purchased under the Plans
Period	Purchased(1)	Paid per Share	Programs	or Programs

October 1 to October 31	19,004	$53.00	—	7,453,968
November 1 to November 30	140,285	55.13	140,000	7,313,968
December 1 to December 31	769,869	57.95	745,500	6,568,468

For the Fourth Quarter 2010	929,158	$57.43	885,500	6,568,468

(1)	In October, November and December, 19,004, 285, and 24,369 of these shares were acquired by the Company, respectively, from the holders of its employee stock options when they tendered these shares as full or partial payment of the exercise price of such options. These shares are applied against the exercise price at the market price on the date of exercise. During November and December, the Company purchased 140,000 and 745,500 shares, respectively, under the five-year, 10,000,000 share repurchase authorized by the Board of Directors in May 2007, leaving 6,568,468 available for repurchase as of the end of December 2010.

Performance Graph

This performance graph does not constitute soliciting material, is not deemed filed with the SEC and is not incorporated by reference in any of the Company’s filings under the Securities Act of 1933 or the Exchange Act of 1934, whether made before or after the date of this Form 10-K and irrespective of any general incorporation language in any such filing, except to the extent the Company specifically incorporates this performance graph by reference therein.

Comparison of Five-Year Cumulative Total Return*
Dover Corporation, S&P 500 Index & Peer Group Index

Total Shareholder Returns

Data Source: Hemscott, Inc.

*	Total return assumes reinvestment of dividends.

This graph assumes $100 invested on December 31, 2005 in Dover Corporation common stock, the S&P 500 index and a peer group index.

The peer index consists of the following 38 public companies selected by the Company:

Actuant Corp.	FMC Technologies	Parker-Hannifin Corp.
ACGO Corporation	Honeywell International	Pentair Inc.
Agilent Technologies	Hubbell Incorporated	Precision Castparts Corp.
Ametek Inc.	IDEX Corporation	Rockwell Automation
Cameron International	Illinois Tool Works	Roper Industries
Carlisle Companies	Ingersoll-Rand Company	SPX Corporation
Cooper Industries	ITT Corporation	Terex Corporation
Crane Co.	Leggett & Platt Inc.	The Timken Company
Danaher Corporation	Manitowoc Co.	Tyco International
Deere & Company	Masco Corp.	United Technologies Corp.
Eaton Corporation	Oshkosh Corp.	Weatherford International
Emerson Electric Co.	Paccar Inc.	3M Company
Flowserve Corporation	Pall Corporation

Item 6.	Selected Financial Data

Selected Company financial information for the years 2006 through 2010 is set forth in the following 5-year Consolidated Table.

	2010	2009	2008	2007	2006
		(In thousands, except per share figures)

Revenue	$7,132,648	$5,775,689	$7,568,888	$7,317,270	$6,419,528
Earnings from continuing operations	707,908	371,894	694,758	669,750	595,680
Basic earnings (loss) per share:
Continuing operations	$3.79	$2.00	$3.69	$3.33	$2.92
Discontinued operations	(0.04)	(0.08)	(0.55)	(0.04)	(0.17)
Net earnings	3.75	1.91	3.13	3.28	2.76
Weighted average shares outstanding	186,897	186,136	188,481	201,330	203,773

Diluted earnings (loss) per share:
Continuing operations	$3.74	$1.99	$3.67	$3.30	$2.90
Discontinued operations	(0.04)	(0.08)	(0.55)	(0.04)	(0.16)
Net earnings	3.70	1.91	3.12	3.26	2.73
Weighted average shares outstanding	189,170	186,736	189,269	202,918	205,497

Dividends per common share	$1.07	$1.02	$0.90	$0.77	$0.71

Capital expenditures	$183,217	$120,009	$175,795	$173,653	$191,937
Depreciation and amortization	268,406	258,223	261,154	243,776	195,840
Total assets	8,562,894	7,882,403	7,883,238	8,068,407	7,626,657
Total debt	1,807,811	1,860,884	2,085,673	2,090,652	1,771,040

All results and data in the table above reflect continuing operations, unless otherwise noted. All periods reflect the impact of certain operations that were discontinued. As a result, the data presented above will not necessarily agree to previously issued financial statements. See Note 3 to the Consolidated Financial Statements for additional information on disposed and discontinued operations.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Special Note Regarding Forward-Looking Statements

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand the results of operations and financial condition of Dover Corporation for the three years ended December 31, 2010. The following MD&A should be read in conjunction with the Company’s Consolidated Financial Statements and Notes which appear elsewhere in this Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. The Company’s actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed elsewhere in this Form 10-K, particularly in Item 1A. “Risk Factors” and in “SPECIAL NOTES REGARDING FORWARD-LOOKING STATEMENTS” inside the front cover of this Form 10-K.

OVERVIEW AND OUTLOOK

As the global economy strengthened in 2010, the Company experienced increased demand across most of its end-markets as well as higher bookings and backlog in all of its segments. In total, the Company’s consolidated revenue increased $1.4 billion, or 24%, over 2009 to $7.1 billion, inclusive of acquisitions. Furthermore, the Company successfully leveraged the structural improvements made over the last few years to expand consolidated gross profit margin by 200 basis points to 38.3%, as compared with 2009. The Company generated free cash flow of $767 million, representing 11% of revenue and 108% of earnings from continuing operations, despite significant investments necessary to support the growing businesses. The Company deployed this cash in support of its growth strategies as well as continuing its 55-year record of increasing its annual dividend to shareholders. Developing economies in Asia contributed 17% of 2010 consolidated revenues, and the Company expects to continue its expansion into Asia and other growing markets.

Given this strong momentum entering 2011, along with the execution of its strategies around product innovation, global expansion, leveraging its scale and disciplined capital allocation, the Company believes it is well-positioned for solid growth in the future.

The Company estimates 2011 full year organic growth to be in the range of 6% to 8% (assuming a negligible impact from foreign currency) and acquisition related growth to be approximately 3% for transactions completed in 2010 and four acquisitions completed in January 2011, the largest being Harbison-Fischer, which closed on January 3, 2011. Based on these revenue assumptions and profitability expectations, the Company has projected that its diluted earnings per share from continuing operations for 2011 will be in the range of $4.05 to $4.25 and expects its earnings to follow a traditional seasonal pattern of being higher in the second and third quarters.

CONSOLIDATED RESULTS OF OPERATIONS

				% / Point Change
				2010	2009
	Years Ended December 31,			versus	versus
	2010	2009	2008	2009	2008
	(In thousands except per share figures)

Revenue	$7,132,648	$5,775,689	$7,568,888	24%	(24)%
Cost of goods and services	4,399,990	3,676,535	4,838,881	20%	(24)%

Gross profit	2,732,658	2,099,154	2,730,007	30%	(23)%
Selling and administrative expenses	1,697,721	1,511,111	1,700,677	12%	(11)%
Restructuring — severance and exit costs	6,200	72,102	27,364	(91)%	163%
Interest expense, net	106,341	100,375	96,037	6%	5%
Other expense (income), net	3,512	(3,950)	(12,726)	(189)%	(69)%
Earnings from continuing operations	707,908	371,894	694,758	90%	(46)%
Net earnings	700,104	356,438	590,831	96%	(40)%
Net earnings per common share — diluted	$3.70	$1.91	$3.12	94%	(39)%
Gross profit margin	38.3%	36.3%	36.1%	2.0	0.2
Selling and administrative expenses as a percentage of revenue	23.8%	26.2%	22.5%	(2.4)	3.7
Effective tax rate	23.5%	24.4%	26.6%	(0.9)	(2.2)

Revenue

Consolidated revenue in 2010 increased $1.4 billion or 24% reflecting organic revenue growth of 20%, growth from acquisitions of 4%, and a negligible unfavorable impact from foreign currency translation. The organic growth reflects volume increases across all of the Company’s segments, driven by higher demand in the majority of the Company’s end-markets as the global economy continues to rebound. Revenues generated outside of the U.S. increased by 30% compared with 2009, with much of this growth generated in emerging economies of Asia and Latin America.

The $1.8 billion or 24% decrease in consolidated revenue in 2009 reflected a 24% decline in organic revenue and a 2% unfavorable impact from foreign currency translation, partially offset by 2% net growth from acquisitions. The decline in organic revenue reflected lower demand and sales volumes across all four business segments stemming from general unfavorable global economic conditions.

Gross Profit

Gross profit increased $633.5 million or 30% in 2010 compared with 2009, reflecting the increased sales volumes. Gross profit margin improved to 38.3% in 2010, a 200 basis point improvement over the 2009 gross profit margin of 36.3%, reflecting the increase in sales volumes in 2010, the impact of lower restructuring charges on a comparative basis, and benefits realized from restructuring initiatives executed in 2009 along with Dover productivity initiatives.

Gross profit decreased $630.9 million or 23% in 2009 compared with 2008, consistent with the decline in revenue for the period. Gross margin as a percentage of sales remained essentially flat at 36.3% and 36.1% in 2009 and 2008, respectively.

Selling and Administrative Expenses

Selling and administrative expenses increased $186.6 million or 12% in 2010 compared with 2009 due primarily to general increases across the segments in support of higher volumes. As a percentage of sales, selling and administrative expenses declined to 23.8% in 2010 compared with 26.2% in 2009. This 240 basis point improvement reflects the absence of significant restructuring charges in 2010 and the benefits realized from 2009 restructuring efforts, as well as leverage from the higher revenue levels partially offset by increased compensation costs.

Selling and administrative expenses decreased $189.6 million or 11% in 2009 compared with 2008, primarily due to decreased revenue activity, cost curtailment efforts and integration programs, partially offset by restructuring charges. Selling and administrative expenses as a percentage of revenue increased to 26.2% in 2009 from 22.5% in the prior year, reflecting reduced revenue levels and restructuring charges of $50.2 million.

Interest Expense, net

Interest expense for the years ended December 31, 2010, 2009 and 2008 was $115.5 million, $116.2 million and $130.2 million, respectively. Interest income for the years ended December 31, 2010, 2009 and 2008 was $9.1 million, $15.8 million $34.2 million, respectively.

Interest expense, net, increased 6.0% in 2010 compared with 2009, primarily due to reduced interest income in 2010 resulting from lower interest rates on the Company’s short term investment balances.

Interest expense, net increased 4.5% in 2009 compared with 2008 due primarily to reduced interest income stemming from lower interest rates on cash and investments which more than offset the reduction in interest expense due to lower average outstanding commercial paper balances during the 2009 period.

Other Expense (Income), net

Other expense, net of $3.5 million in 2010 reflects $6.6 million of net expense from foreign currency exchange fluctuations on assets and liabilities denominated in currencies other than the functional currency, coupled with a $4.3 million loss on extinguishment of debt, offset in part by royalty income and other miscellaneous non-operating gains. This compares to other income, net of $4.0 million in 2009, which reflects $6.0 million of net expense from foreign currency exchange fluctuations on assets and liabilities denominated in currencies other than the Company’s functional currency, which was more than offset by a favorable insurance settlement and other miscellaneous non-operating gains. In 2008, other income, net of $12.7 million reflected net gains from foreign currency exchange fluctuations of $6.7 million, coupled with other miscellaneous non-operating gains.

Income Taxes

The effective tax rate for continuing operations for 2010 was 23.5% compared to the 2009 rate of 24.4%. The effective tax rate was impacted by discrete items in both years. The effective tax rate for 2010 was favorably impacted by net discrete items totaling $38.5 million, arising principally from third and fourth quarter settlements with U.S. taxing authorities, coupled with the resolution of a foreign tax matter in the third quarter. The effective tax rate for 2009 was favorably impacted by $31.6 million of net benefits recognized for discrete items in the second and fourth quarters of 2009. Excluding these discrete items, the effective tax rate for 2010 was 27.6% compared to 30.8% for 2009, the variance of which is primarily attributed to a more favorable mix of non-U.S. earnings in low tax rate jurisdictions in 2010. With the exception of contested matters, for which an estimate cannot be made due to uncertainties, the Company believes that additional uncertain tax positions will be settled in 2011.

The effective tax rate for continuing operations for 2009 was 24.4% compared to the 2008 rate of 26.6%, reflecting the previously mentioned discrete items in the second and fourth quarters of 2009. The effective tax rate for 2008 was favorably impacted by $26.3 million of net benefits recognized for discrete items in the third and fourth quarters of 2008. The full year 2009 rate reflects the favorable impact of net benefits for discrete items and the favorable impact of a higher percentage of non-U.S. earnings in low tax rate jurisdictions. Excluding these discrete items, the effective tax rate for 2009 was 30.8% compared to 29.3% for 2008.

Net Earnings

Net earnings for the year ended December 31, 2010 were $700.1 million or $3.70 dilutive earnings per share (“EPS”) including a loss from discontinued operations of $7.8 million or $0.04 EPS, compared to net earnings of $356.4 million or $1.91 dilutive EPS for the same period of 2009, including a loss from discontinued operations of $15.5 million or $0.08 EPS.

The loss from discontinued operations in 2010 includes a loss of approximately $14.2 million, net of tax, related to the sale of a business that had been previously reflected as a discontinued operation as well as other expense and accrual adjustments relating to other previously discontinued operations. These losses and expenses were offset in part by tax benefits, which included approximately $11.6 million relating to discrete tax items settled or resolved during the third and fourth quarters. The loss from discontinued operations in 2009 includes approximately $10.3 million, net of tax, related to a write-down of a business held for sale. Refer to Note 3 to the Consolidated Financial Statements for additional information on disposed and discontinued operations.

Net earnings for the year ended December 31, 2009 were $356.4 million or $1.91 dilutive EPS including a loss from discontinued operations of $15.5 million or $0.08 EPS, compared to net earnings of $590.8 million or $3.12 dilutive EPS for the same period of 2008, including a loss from discontinued operations of $103.9 million or $0.55 EPS. As noted above, the loss from discontinued operations in 2009 includes approximately $10.3 million, net of tax, related to a write-down of a business held for sale. The loss from discontinued operations in 2008 largely reflects a loss provision for a business held for sale, as well as tax expenses and tax accruals related to ongoing federal tax settlements and state tax assessments.

In addition to these factors, 2009 earnings across all platforms were also negatively impacted by restructuring charges as noted below, while 2010 earnings reflect the benefits captured from the businesses’ restructuring and integration programs initiated in 2008 and 2009.

Severance and Exit Reserves

In late 2008, the Company launched various synergy capture programs and restructuring initiatives in response to the weakening global economic environment. In 2008 and 2009, the Company recorded restructuring charges of $27.4 million and $72.1 million, respectively, relating to these programs. These programs were largely executed throughout 2009, and the Company realized incremental savings of approximately $125 million and $32 million in 2009 and 2010, respectively. During 2009, the Company had a net reduction in its workforce of approximately 2,950, or 9%, and a net reduction of 23 manufacturing and warehouse facilities, as a result of these strategic restructuring efforts.

By 2010, the Company completed the majority of the initiatives launched in 2008 and 2009 and initiated a few targeted facility consolidations at its operating companies, resulting in restructuring charges of $6.2 million, a significant decline compared to the previous two years. The remaining exit reserves of $6.8 million at December 31, 2010 relate primarily to lease commitment obligations in connection with the prior years’ restructuring activities.

The Company does not expect to undertake significant restructuring activities in 2011, but will continue to monitor business activity across its markets served and adjust capacity as necessary depending on the economic climate.

A summary of the Company’s restructuring activity for the years ended December 31, 2010, 2009 and 2008 is as follows (in thousands):

	Severance	Exit	Total

Balance at December 31, 2007	$5,762	$22,668	$28,430
Provision	14,980	12,384	27,364
Purchase accounting	2,933	2,698	5,631
Payments	(16,094)	(12,035)	(28,129)
Other, including impairments	(378)	(1,961)	(2,339)

Balance at December 31, 2008	7,203	23,754	30,957
Provision	53,106	18,996	72,102
Purchase accounting	—	(16,074)	(16,074)
Payments	(53,009)	(13,828)	(66,837)
Other, including impairments	852	(4,229)	(3,377)

Balance at December 31, 2009	8,152	8,619	16,771
Provision	2,989	3,211	6,200
Payments	(9,773)	(5,574)	(15,347)
Other, including impairments	(225)	495	270

At December 31, 2010	$1,143	$6,751	$7,894

Prior to January 1, 2009, the Company had established reserves related to severance and facility closings in connection with certain acquisitions, which were established through the purchase accounting for these acquisitions, as allowed under accounting guidance in effect at the time. The restructuring reserve balances at December 31, 2009, 2008 and 2007 include $0.9 million, $27.9 million and $26.8 million for acquisition-related restructuring accruals that were established in purchase accounting. These reserves were substantially settled in 2010.

A summary of restructuring charges by segment and income statement classification for the years ended December 31, 2010, 2009 and 2008 is as follows (in thousands):

	Years Ended December 31,
	2010	2009	2008

Industrial Products	$1,182	$17,505	$8,285
Engineered Systems	2,364	18,381	10,071
Fluid Management	1,476	9,707	2,475
Electronic Technologies	1,178	26,509	6,533

Total	$6,200	$72,102	$27,364

Classified in the Statements of Operations as follows:
Cost of goods and services	$2,147	$21,943	$—
Selling and adminstrative expenses	4,053	50,159	27,364

Total	$6,200	$72,102	$27,364

Segment Results of Operations

See Note 14 to the Consolidated Financial Statements in this Form 10-K for a reconciliation of segment revenue, earnings and operating margin to the Company’s consolidated revenue, earnings from continuing operations, and operating margin.

Industrial Products

				% Change
				2010	2009
	Years Ended December 31,			versus	versus
	2010	2009	2008	2009	2008
	(In thousands)

Revenue
Material Handling	$854,331	$660,353	$1,136,869	29%	(42)%
Mobile Equipment	995,159	962,177	1,323,422	3%	(27)%
Eliminations	(1,679)	(738)	(786)

	$1,847,811	$1,621,792	$2,459,505	14%	(34)%

Segment earnings	$226,385	$139,757	$299,740	62%	(53)%
Operating margin	12.3%	8.6%	12.2%
Acquisition related depreciation and amortization expense*	$31,792	$32,048	$32,283	(1)%	(1)%
Bookings
Material Handling	$899,794	$587,676	$1,109,028	53%	(47)%
Mobile Equipment	1,033,114	901,164	1,177,880	15%	(23)%
Eliminations	(2,130)	(986)	(1,134)

	$1,930,778	$1,487,854	$2,285,774	30%	(35)%

Backlog
Material Handling	$165,505	$116,658	$188,591	42%	(38)%
Mobile Equipment	368,140	329,774	387,329	12%	(15)%
Eliminations	(822)	(371)	(220)

	$532,823	$446,061	$575,700	19%	(23)%

*	Represents the pre-tax impact on earnings from the depreciation and amortization of acquisition accounting write-ups to reflect the fair value of inventory, property, plant and equipment, and intangible assets.

2010 Versus 2009

Industrial Products 2010 revenue and earnings increased by 14% and 62%, respectively, as compared with 2009 primarily due to broad-based revenue growth in material handling businesses and more modest growth in mobile equipment businesses. The revenue increase was predominantly attributed to organic revenue growth, with nominal 2010 revenue growth from the acquisition of Gear Products in the third quarter by Tulsa Winch in the segment’s Material Handling platform.

Earnings and margin were favorably impacted by increased volume in high margin businesses, the absence of restructuring charges and the benefits associated with prior year restructuring initiatives.

Material Handling 2010 revenue increased 29% while earnings increased over 200% when compared with the prior year. Revenue improvements were experienced across the platform, including modest improvements in those businesses with commercial construction exposure, driven by increased activity across most end-markets. Improvements in the energy and infrastructure end-markets, along with modest automotive market recovery, particularly outside the U.S., contributed to backlog levels at the end of 2010 which were 42% higher than 2009 year-end levels. Earnings and operating margin improved due to the increased sales volume, coupled with the absence of restructuring charges in the current period and the benefits associated with prior year restructuring initiatives.

Mobile Equipment 2010 revenue and earnings each increased 3% as compared with the prior year. The revenue growth was generated primarily by the vehicle service business, offset in part by softness in bulk trailer and refuse vehicle markets. Earnings and operating margin at the platform level were favorably impacted by the absence of significant restructuring charges in the current period coupled with the benefits achieved from restructuring initiatives taken in the prior year; however, this was substantially offset by the impact of unfavorable product mix in the period.

2009 Versus 2008

Industrial Products 2009 revenue and earnings decreased by 34% and 53%, respectively, compared with 2008, primarily due to general economic conditions as well as the continued downturn in infrastructure, energy, and transportation markets. The segment decline in revenue primarily reflected a core business decrease of 33% and an unfavorable impact of 1% due to foreign exchange. Earnings and margin were impacted by decreased revenue and $17.5 million in restructuring charges. The segment experienced modest improvement in commercial activity across markets served during the fourth quarter of 2009.

Material Handling revenue and earnings decreased 42% and 73%, respectively, when compared to the prior year. The platform experienced significant challenges in its core infrastructure, automotive, construction equipment and energy markets, which were partially offset by an increase in military demand. The decrease in revenue coupled with restructuring charges of $11.0 million negatively impacted earnings. Although bookings were down 47% as compared to 2008, the platform’s served end-markets stabilized in the fourth quarter.

Mobile Equipment revenue and earnings decreased 27% and 29%, respectively, over the prior year. The strength of the military market during the year was offset by challenges in the energy, bulk transport and vehicle service markets. Earnings at the platform were primarily impacted by lower revenue and restructuring charges of $6.5 million.

Engineered Systems

				% Change
				2010	2009
	Years Ended December 31,			versus	versus
	2010	2009	2008	2009	2008
	(In thousands)

Revenue
Engineered Products	$1,339,204	$1,059,660	$1,085,881	26%	(2)%
Product Identification	890,471	802,276	924,469	11%	(13)%

	$2,229,675	$1,861,936	$2,010,350	20%	(7)%

Segment earnings	$301,906	$227,268	$278,553	33%	(18)%
Operating margin	13.5%	12.2%	13.9%
Acquisition related depreciation and amortization expense*	$28,688	$26,666	$24,394	8%	9%
Bookings
Engineered Products	$1,408,443	$1,018,067	$1,043,873	38%	(2)%
Product Identification	902,874	817,359	920,712	10%	(11)%

	$2,311,317	$1,835,426	$1,964,585	26%	(7)%

Backlog
Engineered Products	$288,969	$218,520	$183,821	32%	19%
Product Identification	86,315	74,700	61,195	16%	22%

	$375,284	$293,220	$245,016	28%	20%

*	Represents the pre-tax impact on earnings from the depreciation and amortization of acquisition accounting write-ups to reflect the fair value of inventory, property, plant and equipment, and intangible assets.

2010 Versus 2009

Engineered Systems 2010 revenue and earnings increased by 20% and 33%, respectively, compared with 2009. The improvement in revenue was the result of a 12% increase in organic business revenue and an 8% increase from acquisitions completed in 2010 and 2009. The revenue and earnings increases were substantially driven by strength in Hill Phoenix, Direct Coding and Belvac volumes, including acquisitions, coupled with the benefits from prior year restructuring activities, which more than offset higher commodity costs and unfavorable mix.

Engineered Products 2010 revenue and earnings increased by 26% and 30%, respectively, compared with 2009. Organic business revenue increased approximately 13% driven by higher sales volume at Hill Phoenix and Belvac, while growth from acquisitions completed in 2010 and 2009 contributed 13% to revenue growth and was accretive to 2010 earnings. The platform’s earnings were favorably impacted by the higher sales volumes and contribution from prior year restructuring activities, partly offset by higher material costs and unfavorable product and customer mix.

Product Identification 2010 revenue and earnings increased 11% and 31%, respectively, compared with 2009, with growth driven by organic sales volume growth and benefit from the 2009 acquisition of Extech Instruments. The platform’s earnings reflect continued investment in research and development, the favorable impact of product and geographic mix, the absence of restructuring charges and the benefits of prior year restructuring initiatives.

2009 Versus 2008

Engineered Systems 2009 revenue and earnings decreased by 7% and 18%, respectively, compared with 2008. The decline in revenue was primarily driven by an 11% decline in core business revenue (excluding acquisitions) as a result of general softness in the markets served by the segment and an unfavorable impact of foreign exchange of 3%. The acquisitions of Tyler, Ala Cart, Inc. and Barker Company in the Engineered Products platform and Extech Instruments in the Product Identification platform accounted for 7% revenue growth. The earnings decline was substantially driven by softness in most end markets served, $18.4 million of restructuring charges and $6.2 million of acquisition related expenses.

Engineered Products 2009 revenue and earnings decreased by 2% and 10%, respectively, compared with 2008. Lower sales volume throughout our core businesses (most notably refrigeration equipment) were partially offset by acquisition revenue. The earnings decline resulted from lower sales volume in commercial cooling, HVAC and packaging equipment, restructuring charges of $6.9 million and $6.2 million of acquisition related expenses.

Product Identification 2009 revenue and earnings declined 13% and 18%, respectively, compared with 2008. Core revenue decreased 10% due to lower sales volume in the Direct Marketing and Bar Coding business with the balance of the revenue decline due to foreign exchange. The platform incurred $11.5 million in restructuring charges during the year.

Fluid Management

				% Change
				2010	2009
	Years Ended December 31,			versus	versus
	2010	2009	2008	2009	2008
	(In thousands)

Revenue
Energy	$885,582	$624,211	$935,414	42%	(33)%
Fluid Solutions	754,650	646,849	778,812	17%	(17)%
Eliminations	(442)	(150)	(180)

	$1,639,790	$1,270,910	$1,714,046	29%	(26)%

Segment earnings	$388,420	$259,269	$385,317	50%	(33)%
Operating margin	23.7%	20.4%	22.5%
Acquisition related depreciation and amortization expense*	$22,010	$18,389	$19,550	20%	(6)%
Bookings
Energy	$895,360	$610,045	$964,517	47%	(37)%
Fluid Solutions	758,002	645,098	771,359	18%	(16)%
Eliminations	(1,175)	(140)	(178)

	$1,652,187	$1,255,003	$1,735,698	32%	(28)%

Backlog
Energy	$94,113	$77,173	$95,532	22%	(19)%
Fluid Solutions	65,525	60,540	64,471	8%	(6)%
Eliminations	(33)	(2)	(12)

	$159,605	$137,711	$159,991	16%	(14)%

*	Represents the pre-tax impact on earnings from the depreciation and amortization of acquisition accounting write-ups to reflect the fair value of inventory, property, plant and equipment, and intangible assets.

2010 Versus 2009

Fluid Management 2010 revenue and earnings increased by 29% and 50%, respectively, compared with 2009. The improvement in revenue was driven by a 25% increase in core business revenue and a 4% increase from acquisitions completed in 2009 and 2010, along with a nominal impact from favorable foreign currency translation. The increase in revenue is primarily attributed to continued recovery in the oil and gas markets served by the Energy platform as well as in the industrial markets served by the Fluid Solutions platform, along with market share gains at select operating companies. Segment earnings and operating margin reflect the benefit of higher sales volumes, productivity improvements and favorable product mix.

The Energy platform’s 2010 revenue and earnings increased 42% and 63%, respectively, compared with 2009. Organic revenue growth of 34% was driven by higher demand and market share gains in the oil and gas sector, which experienced a significant increase in active North American drilling rigs. The 2009 Inpro/Seal acquisition contributed revenue growth of approximately 7%, and foreign currency translation favorably impacted revenue by 1%. The increase in earnings is the result of higher sales volume and benefits from productivity improvements and 2009 restructuring initiatives.

The Fluid Solutions platform revenue and earnings increased 17% and 31%, respectively, compared with 2009 due to higher demand in substantially all end-markets, including chemical, sanitary, transportation, retail fueling and life sciences. Earnings were favorably impacted by the increased volumes and productivity improvements.

2009 Versus 2008

Fluid Management 2009 revenue and earnings decreased by 26% and 33%, respectively, compared with 2008. The decline in revenue was primarily driven by a 25% decline in core business revenue and an unfavorable impact of foreign exchange of 2%. The decline in revenue was partially offset by growth of 1% from the full year effect of 2008 acquisitions and a 2009 acquisition. The earnings decline was driven by reduced revenue, $9.7 million in restructuring charges and acquisition related expenses of $2.5 million.

The Energy platform’s 2009 revenue and earnings decreased 33% and 38%, respectively, compared with 2008. The decline in revenue was a result of lower demand in the oil, gas and power generation industries, partially offset by the impact of 2008 and 2009 acquisitions. The platform experienced a recent increase in revenue growth stemming from increases in active North American drilling rigs. The decrease in earnings was a result of lower sales volume, restructuring charges of $3.0 million and acquisition related expenses of $2.5 million, partially offset by operational improvements and cost savings as a result of restructuring activities. Waukesha Bearings acquired Inpro/Seal Company on December 30, 2009, which accounted for the majority of the acquisition costs.

The Fluid Solutions 2009 platform revenue and earnings decreased 17% and 20%, respectively, compared with 2008 due to lower demand in its various industrial markets served. Decreased earnings reflected lower sales volume and $6.7 million of restructuring charges.

Electronic Technologies

				% Change
				2010	2009
	Years Ended December 31,			versus	versus
	2010	2009	2008	2009	2008
	(In thousands)

Revenue	$1,423,664	$1,026,954	$1,396,131	39%	(26)%
Segment earnings	250,428	83,694	193,641	199%	(57)%
Operating margin	17.6%	8.1%	13.9%
Acquisition related depreciation and amortization expense*	$33,998	$33,203	$36,481	2%	(9)%
Bookings	$1,544,954	$1,055,282	$1,342,382	46%	(21)%
Backlog	342,578	206,893	175,317	66%	18%

*	Represents the pre-tax impact on earnings from the depreciation and amortization of acquisition accounting write-ups to reflect the fair value of inventory, property, plant and equipment, and intangible assets.

2010 Versus 2009

Electronic Technologies 2010 revenue and earnings increased 39% and 199%, respectively, compared with 2009. The increase in revenues was supported by organic revenue growth of 39% and growth from acquisitions of 1%, offset by a 1% unfavorable impact from foreign currency translation. The organic revenue growth was primarily driven by strong demand for electronic assembly equipment, Micro Electronic Mechanical Systems (“MEMS”) microphones, hearing aid components and telecom infrastructure related products. Demand also continues to grow for the segment’s emerging solar products. Revenue from the electronic assembly equipment companies increased 77%, while revenue of the communication component companies increased 20% compared with 2009. Earnings and operating margin in 2010 were favorably impacted by higher sales volume and production leverage, coupled with the absence of significant restructuring charges in the current year and the benefit of prior year restructuring programs.

2009 Versus 2008

Electronic Technologies 2009 revenue and earnings decreased 26% and 57%, respectively, compared with 2008 primarily driven by weak demand for telecom components and electronic assembly and test equipment. The decline in core revenue was 24% and there was a 2% unfavorable impact on revenue from foreign exchange. MEMS products continued to show increased customer adoption, while military and space programs continued to provide a constructive business climate for the segment’s electronic component companies. Earnings in 2009 were negatively impacted by lower sales volume and $26.6 million of restructuring charges. In addition, the comparability of 2009 earnings was impacted by the favorable impact of 2008 earnings, which included a $7.5 million gain on the sale of a business (semi-conductor test handling).

FINANCIAL CONDITION

Liquidity and Capital Resources

Net Debt to Net Capitalization

The Company utilizes the net debt to net capitalization calculation (a non-GAAP measure) to assess its overall financial leverage and capacity and believes the calculation is useful to investors for the same reason. The following table provides a reconciliation of net debt to net capitalization to the most directly comparable GAAP measures:

	At December 31,
Net Debt to Net Capitalization Ratio	2010	2009	2008
	(In thousands)

Current maturities of long-term debt	$1,925	$35,624	$32,194
Commercial paper	15,000	—	192,750
Long-term debt	1,790,886	1,825,260	1,860,729

Total debt	1,807,811	1,860,884	2,085,673
Less: Cash, cash equivalents and short-term investments	(1,309,095)	(938,174)	(826,869)

Net debt	498,716	922,710	1,258,804
Add: Stockholders’ equity	4,526,562	4,083,608	3,792,866

Net capitalization	$5,025,278	$5,006,318	$5,051,670

Net debt to net capitalization	9.9%	18.4%	24.9%

The Company’s net debt to net capitalization levels improved during 2010, primarily as a result of cash generated from operations and lower levels of acquisition investments. In addition, long-term debt decreased due to scheduled repayments, coupled with the early extinguishment of a structured non-interest bearing loan in the third quarter.

At December 31, 2010, the Company’s cash, cash equivalents and short-term investments totaled $1.3 billion, representing an increase of $371 million, as compared with the 2009 balance. Cash and equivalents are invested in highly liquid investment grade money market instruments with maturities of three months or less. The Company regularly invests cash in excess of near-term requirements in short-term investments, which consist of investment grade time deposits with original maturity dates at the time of purchase greater than three months, up to twelve months. At December 31, 2010, the Company’s total cash, cash equivalents and short-term investments included $1.2 billion held outside of the United States, and the Company intends to use a significant portion of this to fund the Sound Solutions acquisition, as described in Note 17 to the Consolidated Financial Statements.

Free Cash Flow

In addition to measuring its cash flow generation and usage based upon the operating, investing and financing classifications included in the Consolidated Statements of Cash Flows (as analyzed in the sections below), the Company also measures free cash flow (a non-GAAP measure). Management believes that free cash flow is an important measure of operating performance because it provides management and investors a measurement of cash generated from operations that is available to repay debt, pay dividends, fund acquisitions and repurchase the Company’s common stock. For further information, see Non-GAAP Disclosures at the end of this Item 7.

The following table reconciles free cash flow to cash flows from operating activities:

	Years Ended December 31,
Free Cash Flow	2010	2009	2008
	(In thousands)

Cash flow provided by operating activities	$950,551	$802,060	$1,010,416
Less: Capital expenditures	(183,217)	(120,009)	(175,795)

Free cash flow	$767,334	$682,051	$834,621

Free cash flow as a percentage of revenue	10.8%	11.8%	11.0%

Free cash flow in 2010 was $767.3 million or 10.8% of revenue, compared to $682.1 million or 11.8% of revenue in 2009 and $834.6 million or 11.0% of revenue in 2008. The 2010 increase in free cash flow compared to 2009 reflects higher earnings from continuing operations offset by investment in working capital and an increase in capital expenditures as compared to the prior year. The 100 basis point decline in free cash flow as a percentage of revenue was the result of the significant reduction in working capital realized in 2009 coupled with lower revenue levels.

The 2009 decrease in free cash flow compared to 2008 reflected lower earnings from continuing operations and higher employee benefit contributions partially offset by improvements in working capital and a decrease in capital expenditures. The increase in free cash flow as a percentage of revenue was due to active management of adjusted working capital in a lower revenue environment.

The Company uses commercial paper borrowings for general corporate purposes, including the funding of acquisitions and the repurchase of its common stock. The Company currently maintains an unsecured revolving credit facility with a syndicate of banks which permits borrowings up to $1 billion, which expires on November 9, 2012. This facility is used primarily as liquidity back-up for the Company’s commercial paper program. The Company has not drawn down any loans under this facility nor does it anticipate doing so. If the Company were to draw down a loan, at the Company’s election, the loan would bear interest at a Eurodollar or Sterling rate based on LIBOR, plus an applicable margin ranging from 0.13% to 0.35% (subject to adjustment based on the rating accorded the Company’s senior unsecured debt by S&P and Moody’s) or at a base rate pursuant to a formula defined in the facility. Under this facility, the Company is required to maintain an interest coverage ratio of EBITDA to consolidated net interest expense of not less than 3.5 to 1. The Company was in compliance with this covenant and its other long-term debt covenants at December 31, 2010 and had a coverage ratio of 12.1 to 1. The Company is not aware of any potential impairment to its liquidity and expects to remain in compliance with all of its debt covenants.

The Company also has a current shelf registration statement filed with the SEC, with remaining capacity of $600 million, that allows for the issuance of additional debt securities that may be offered in one or more offerings on terms to be determined at the time of the offering. Net proceeds of any offering would be used for general corporate purposes, including repayment of existing indebtedness, capital expenditures and acquisitions.

The Company has a $400 million face value note issuance coming due on February 15, 2011. This amount is classified as long-term within the consolidated balance sheet at December 31, 2010, as the Company has the ability and intends to refinance this debt on a long-term basis.

At December 31, 2010, the Company also had an outstanding floating-to-floating cross currency swap agreement for a total notional amount of $50 million in exchange for CHF 65.1 million, which matures on February 15, 2011. This transaction hedges a portion of the Company’s net investment in non-U.S. operations. The agreement qualifies as a net investment hedge and changes in the fair value are reported within the cumulative translation adjustment section of other comprehensive income, with any hedge ineffectiveness being recognized in current earnings. The fair values at December 31, 2010 and 2009 reflected losses of $19.8 million and $13.3 million, respectively, due to the strengthening of the Swiss franc relative to the U.S. dollar over the term of this arrangement. Prior to this hedge maturing, the Company intends to assess market conditions and make a decision as to whether to settle the liability with available sources of liquidity or renew the hedge arrangement.

The Company’s ability to obtain debt financing at comparable risk-based interest rates is partly a function of its existing cash-flow-to-debt and debt-to-capitalization levels as well as its current credit standing. The Company’s credit ratings, which are independently developed by the respective rating agencies, were as follows as of December 31, 2010:

	Short Term	Long Term
	Rating	Rating	Outlook

Moody’s	P-1	A2	Stable
Standard & Poor’s	A-1	A	Stable
Fitch	F1	A	Stable

The Company believes that existing sources of liquidity are adequate to meet anticipated funding needs at comparable risk-based interest rates for the foreseeable future. Acquisition spending and/or share repurchases could potentially increase the Company’s debt. However, management anticipates that the net debt to net capitalization ratio will remain generally consistent with the historical range of 25%-30%. Operating cash flow and access to capital markets are expected to satisfy the Company’s various cash flow requirements, including acquisitions and capital expenditures.

Management also assesses the Company’s liquidity in terms of its ability to generate cash to fund its operating, investing and financing activities. Significant factors affecting liquidity are: cash flows generated from operating activities, capital expenditures, acquisitions, dispositions, dividends, repurchases of outstanding shares, adequacy of available commercial paper and bank lines of credit, and the ability to attract long-term capital with satisfactory terms. The Company generates substantial cash from operations and remains in a strong financial position, with sufficient liquidity available for reinvestment in existing businesses and strategic acquisitions while managing its capital structure on a short and long-term basis.

Cash Flow Summary

The following table is derived from the Company’s Consolidated Statements of Cash Flows:

	Years Ended December 31,
Cash Flows from Continuing Operations	2010	2009	2008
	(In thousands)

Net Cash Flows Provided By (Used In):
Operating activities	$950,551	$802,060	$1,010,416
Investing activities	(178,957)	(257,865)	(452,994)
Financing activities	(304,788)	(389,953)	(560,904)

Operating Activities

Cash provided by operating activities in 2010 increased $148.5 million from 2009. Higher sales volume increased 2010 net earnings before depreciation and amortization by $354 million as compared with 2009. This was offset by a $223 million increase in working capital necessary to support the increase in 2010 order and revenue levels, compared to a $229 million decrease in working capital in the 2009 period when sales levels had declined. Other factors contributing to the 2010 increase in operating cash flows included $52 million less in restructuring payments, $21 million less of post-retirement plan contributions, and a $40 million increase in unearned/deferred revenue due to additional sales activity in the 2010 period.

Cash flows provided by operating activities in 2009 decreased $208.4 million from 2008, primarily reflecting lower earnings on reduced sales from continuing operations and increased contributions to employee benefit plans, partially offset by improvements in working capital.

Postretirement costs relating to pension and other employee-related defined benefit plans affect results in all segments. The Company recorded net periodic benefit cost of $33 million, $37 million and $36 million in 2010, 2009 and 2008, respectively, relating to its benefit plans (including its defined benefit, supplemental and post-retirement plans). As further described in Note 13, the main drivers of the expense variance from year to year are the expected returns on plan assets, the service cost and the interest cost. In 2010, the actual return on plan assets increased, consistent with increased returns within the global equity markets. In 2011, the Company expects its net periodic benefit cost to be approximately $36 million, with the increase compared to 2010 being attributed to higher amortization relating to unrecognized losses.

The funded status of the Company’s qualified defined benefit pension plans is dependent upon many factors, including returns on invested assets and the level of market interest rates. The Company contributes cash to its plans at its discretion, subject to applicable regulations and minimum contribution requirements. Cash contributions to qualified defined benefit pension plans in 2010, 2009 and 2008 totaled $38 million, $51 million and $35 million, respectively. See Note 13 to the Consolidated Financial Statements for further discussion regarding the Company’s post-retirement plans.

At December 31, 2010, the Company’s qualified defined benefit plans were underfunded by $49 million, which includes $7 million relating to the U.S. Dover Corporate Pension Plan and $42 million relating to the Company’s significant international pension plans, some in locations where it is not economically advantageous to pre-fund the plans due to local regulations. The majority of the international obligations relate to defined pension plans operated by the Company’s businesses in Germany, the United Kingdom and Switzerland. In 2011, the Company expects to contribute approximately $40 million to its qualified defined benefit plans.

Investing Activities

Cash used in investing activities during 2010 decreased $78.9 million compared to 2009, largely due to lower spending on acquisitions in 2010, offset in part by higher net proceeds from the sale of short-term investments and higher capital investments.

Cash used in investing activities during 2009 decreased $195.1 million compared to 2008, largely reflecting reduced capital expenditures and higher net proceeds from the sale of short-term investments, partially offset by higher acquisition investments and reduced proceeds from the sale of businesses.

Cash consideration paid for acquisitions was $104 million in 2010 compared to $222 million in 2009 and $104 million in 2008. In addition, during the fourth quarter of 2010, the Company signed a definitive agreement to acquire the Sound Solutions business of NXP Semiconductors. Sound Solutions, which is currently headquartered in Vienna, Austria, is one of the world’s leading manufacturers of dynamic speakers and receivers for the global cell phone market and will become part of Knowles Electronics, which is an operating unit of Dover’s Electronic Technologies segment. The purchase price is $855 million, subject to customary regulatory approvals, and the deal is expected to close around the end of the first quarter or early in the second quarter of 2011. This acquisition is expected to be entirely funded by cash and equivalents currently held outside the U.S.

Effective January 3, 2011, the Company also completed the acquisition of Harbison-Fischer, Inc., a Texas-based leading designer and manufacturer of down-hole rod pumps and related products for $402.5 million, subject to normal closing adjustments. Harbison-Fischer’s 2011 revenue is expected to be approximately $160 million. The business will become part of Norris Production Solutions, which is an operating unit of Dover’s Fluid Management segment.

The Company currently anticipates that these and any other acquisitions made during 2011 will be funded from available cash and internally generated funds, and if necessary, through the issuance of commercial paper or through public debt markets.

Cash used for capital expenditures increased to $183 million in 2010, compared to $120 million in 2009 and $176 million in 2008, with the increase driven by capacity expansion requirements of the Company’s high-growth businesses. Additionally, 2009 capital spending was at reduced levels due to management’s spending discretion in response to the weakened economic environment.

Capital expenditures during 2011 are expected to be approximately 3.0% to 3.2% of revenue, which compares to 2010 capital expenditures as a percent of revenue of 2.6%. The increase continues to be driven by capacity expansion in high-growth areas, including significant investment to support increased demand in the energy and cell phone markets.

Financing Activities

Cash used in financing activities during 2010 decreased $85.2 million compared to 2009, due mainly to lower debt repayments in 2010 and cash inflows from exercise of stock options, offset by share repurchases made in 2010. In 2010, the Company’s net repayments of debt and commercial paper were $166 million lower than in 2009. Proceeds from the exercise of stock options increased by $53 million in 2010 compared to 2009 due to the increased exercise of stock options.

Cash used in financing activities during 2009 decreased $171.0 million compared to 2008 primarily driven by the absence of share repurchases versus the prior year and reduced proceeds from the exercise of stock options, partially offset by debt repayments and higher dividend payments in 2009.

During 2010, financing cash outflows included repurchase of approximately 2.3 million shares of its common stock in the open market for approximately $124 million, pursuant to the 10,000,000 share repurchase program authorized by the Board of Directors in May 2007. The Company had no share repurchases in 2009. Approximately 6.6 million shares remain authorized for repurchase under this 10,000,000 five year authorization as of December 31, 2010. In 2008, pursuant to a separate $500 million share repurchase program approved by the Board of Directors in the fourth quarter of 2007, the Company repurchased 10,000,000 shares of its common stock in the open market for $467 million. The Company has completed the purchase of all shares under this $500 million share repurchase program.

In 2010, the Company paid quarterly dividends totaling $1.07 per share for the year, for a total of $200 million and a 5% increase over 2009 payments. In 2009 and 2008, $190 million and $169 million, respectively, was paid to shareholders.

Adjusted Working Capital

In 2010, Adjusted Working Capital (a non-GAAP measure calculated as accounts receivable, plus inventory, less accounts payable) increased from 2009 by $240 million, or 22%, to $1.3 billion, which reflected an increase in receivables of $209 million, an increase in net inventory of $143 million and an increase in accounts payable of $112 million, generally due to additional working capital investment necessary to support the increased revenue levels. Excluding acquisitions, dispositions, and the effects of foreign exchange translation of $14 million, Adjusted Working Capital would have increased by $226 million, or 21%. “Average Annual Adjusted Working Capital” as a percentage of revenue (a non-GAAP measure calculated as the five-quarter average balance of accounts receivable, plus inventory, less accounts payable divided by the trailing twelve months of revenue) decreased to 17.6% at December 31, 2010 from 19.9% at December 31, 2009, and inventory turns were 6.7 at December 31, 2010 compared to 6.2 at December 31, 2009.

Off-Balance Sheet Arrangements and Contractual Obligations

As of December 31, 2010, the Company had approximately $66.0 million outstanding in letters of credit with financial institutions, which expire at various dates in 2011 through 2015. These letters of credit are primarily maintained as security for insurance, warranty and other performance obligations. In general, the Company would only be liable for the amount of these guarantees in the event of default in the performance of its obligations, the probability of which is remote in management’s opinion.

The Company has also provided typical indemnities in connection with sales of certain businesses and assets, including representations and warranties and related indemnities for environmental, health and safety, tax and employment matters. The Company does not have liabilities recorded for certain of the historic indemnifications and is not aware of any claims or other information that would give rise to material payments under such indemnities.

A summary of the Company’s consolidated contractual obligations and commitments as of December 31, 2010 and the years when these obligations are expected to be due is as follows:

	Payments Due by Period
		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years	Other(4)
	(In thousands)

Long-term debt(1)	1,792,811	$401,911	$1,116	$299,047	$1,090,737	$—
Interest expense(2)	1,293,735	82,875	159,250	157,422	894,188	—
Rental commitments	237,358	54,544	76,730	43,048	63,036	—
Purchase obligations	30,543	27,899	2,597	47	—	—
Capital leases	3,467	1,149	1,494	184	640	—
Supplemental & post-retirement benefits(3)	116,008	18,706	22,562	31,828	42,912	—
Uncertain tax positions(4)	226,088	29,641	—	—	—	196,447

Total obligations	$3,700,010	$616,725	$263,749	$531,576	$2,091,513	$196,447

(1)	See Note 8 to the Consolidated Financial Statements. Amounts represent total long-term debt, including current maturities. The amount presented within the less than one year category includes $399,986 relating to the Company’s 6.50% notes which mature February 15, 2011. This amount is classified as long-term within the Consolidated Balance Sheet at December 31, 2010 as the Company has the ability and intends to refinance this debt on a long-term basis. The Company anticipates refinancing this debt with a maturity date beyond five years; however, since the terms of the refinancing have not been finalized, the debt is reflected within the less than one year category in the above table.

(2)	Amounts represent estimate of future interest payments on long-term debt using the interest rates in effect at December 31, 2010.

(3)	Amounts represent estimated benefit payments under the Company’s supplemental and post-retirement benefit plans. See Note 13 to the Consolidated Financial Statements. The Company also expects to contribute approximately $40 million to its qualified defined benefit plans in 2011, which amount is not reflected in the above table.

(4)	Due to the uncertainty of the potential settlement of future uncertain tax positions, management is unable to estimate the timing of the related payments, if any, that will be made subsequent to 2011. These amounts do not include the potential indirect benefits resulting from deductions or credits for payments made to other jurisdictions.

Critical Accounting Policies

The Company’s consolidated financial statements and related public financial information are based on the application of generally accepted accounting principles in the United States of America (“GAAP”). GAAP requires the use of estimates, assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue and expense amounts reported. These estimates can also affect supplemental information contained in the public disclosures of the Company, including information regarding contingencies, risk and its financial condition. The significant accounting policies used in the preparation of the consolidated financial statements are discussed in Note 1. The accounting assumptions and estimates discussed in the section below are those that management considers most critical to an understanding of the Company’s financial statements because they inherently involve significant judgments and estimates. The Company believes its use of estimates and underlying accounting assumptions conform to GAAP and are consistently applied. Valuations based on estimates are reviewed for reasonableness on a consistent basis throughout the Company.

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

Company and in many cases can be provided by third parties or the customers. If the installation obligation is essential to the functionality of the delivered product, then revenue recognition is deferred until installation is complete. In addition, when it is determined that there are multiple deliverables to a sales arrangement, the Company will allocate consideration received to the separate deliverables based on their relative fair values and recognize revenue based on the appropriate criteria for each deliverable identified. In a limited number of revenue transactions, other post shipment obligations such as training and customer acceptance are required and, accordingly, revenue recognition is deferred until the customer is obligated to pay, or acceptance has been confirmed. Service revenue is recognized and earned when services are performed. Revenues associated with construction-type contracts are recorded using the percentage-of-completion method. The Company recognizes contract revenue under percentage-of-completion accounting using the cost to cost method measure of progress. The application of percentage of completion accounting requires estimates of future revenues and contract costs over the full term of the contract. The Company updates project cost estimates on a quarterly basis or more frequently when changes in circumstances warrant.

•	Inventory for the majority of the Company’s subsidiaries, including all international subsidiaries, are stated at the lower of cost, determined on the first-in, first-out (FIFO) basis, or market. Other domestic inventory is stated at cost, determined on the last-in, first-out (LIFO) basis, which is less than market value. Under certain market conditions, estimates and judgments regarding the valuation of inventory are employed by the Company to properly value inventory. The Electronic Technologies companies tend to experience somewhat higher levels of inventory value fluctuations, particularly given the relatively high rate of product obsolescence over relatively short periods of time.

•	Occasionally, the Company will establish restructuring reserves at an operation, in accordance with appropriate accounting principles. These reserves, for both severance and exit costs, require the use of estimates. Though the Company believes that these estimates accurately reflect the anticipated costs, actual results may be different than the estimated amounts.

•	The Company has significant tangible and intangible assets on its balance sheet that include goodwill and other intangibles related to acquisitions. The valuation and classification of these assets and the assignment of useful depreciation and amortization lives involve significant judgments and the use of estimates. The testing of these intangibles under established accounting guidelines for impairment also requires significant use of judgment and assumptions, particularly as it relates to the identification of reporting units and the determination of fair market value. The Company’s assets and reporting units are tested and reviewed for impairment on an annual basis during the fourth quarter or, when indicators of impairment exist, such as a significant sustained change in the business climate, during the interim periods. The Company estimates fair value using discounted cash flow analyses (i.e. an income approach) which incorporate management assumptions relating to future growth and profitability. Changes in business or market conditions could impact the future cash flows used in such analyses. The Company believes that its use of estimates and assumptions are reasonable and comply with generally accepted accounting principles. No goodwill impairment was indicated by the Company’s testing of its 10 identified reporting units in the fourth quarter of 2010, and the fair values of the reporting units significantly exceeded the carrying values. If the fair value of each of the reporting units was decreased by 10%, the resulting fair value would still have exceeded the carrying value and no impairment would have been recognized.

•	The valuation of the Company’s pension and other post-retirement plans requires the use of assumptions and estimates that are used to develop actuarial valuations of expenses and assets/liabilities. Inherent in these valuations are key assumptions, including discount rates, investment returns, projected salary increases and benefits, and mortality rates. The actuarial assumptions used in the Company’s pension reporting are reviewed annually and are compared with external benchmarks to ensure that they accurately account for the Company’s future pension obligations. Changes in assumptions and future investment returns could potentially have a material impact on the Company’s pension expenses and related funding requirements. The Company’s expected long-term rate of return on plan assets is reviewed annually based on actual returns, economic trends and portfolio allocation. The Company’s discount rate assumption is determined by developing a yield curve based on high quality corporate bonds with maturities matching the plans’ expected benefit payment streams. The plans’ expected cash flows are then discounted by the resulting year-by-year spot rates. As disclosed in Note 13 to the Consolidated Financial Statements, the Company’s 2010 weighted-average discount rates used to measure its qualified defined benefit, supplemental and other post-retirement obligations were 5.37%, 5.50% and 5.10%, respectively, in each case reduced from the 2009 rates of 5.71%, 5.95% and 5.50%, respectively. The reduced discount rates are reflective of the decline in global market interests over these periods. A 25 basis point decrease in the discount rates used for these plans would have increased the post retirement benefit obligations by approximately $26.7 million from the amount recorded in the financial statements at December 31, 2010. The Company’s pension expense is also sensitive to changes in the expected long-term rate of return on plan assets. A decrease of 25 basis points in the expected long-term rate of return on assets would have increased the Company’s defined benefit pension expense by approximately $1.3 million.

•	The Company has significant amounts of deferred tax assets that are reviewed for recoverability and valued accordingly. These assets are evaluated by using estimates of future taxable income streams and the impact of tax planning strategies. Reserves are also estimated, using more likely than not criteria, for ongoing audits regarding federal, state and international issues that are currently unresolved. The Company routinely monitors the potential impact of these situations and believes that it is properly reserved. Reserves related to tax accruals and valuations related to deferred tax assets can be impacted by changes in accounting regulations, changes in tax codes and rulings, changes in statutory tax rates, and the Company’s future taxable income levels. The provision for uncertain tax positions provides a recognition threshold and measurement attribute for financial statement tax benefits taken or expected to be taken in a tax return and disclosure requirements regarding uncertainties in income tax positions. The tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. The Company records interest and penalties related to unrecognized tax benefits as a component of its provision for income taxes.

•	The Company has significant accruals and reserves related to the self-insured portion of its risk management program. These accruals require the use of estimates and judgment with regard to risk exposure and ultimate liability. The Company estimates losses under these programs using actuarial assumptions, the Company’s experience and relevant industry data. The Company reviews these factors quarterly and considers the current level of accruals and reserves adequate relative to current market conditions and Company experience.

•	The Company has established reserves for environmental and legal contingencies at both the operating company and corporate levels. A significant amount of judgment and the use of estimates is required to quantify the Company’s ultimate exposure in these matters. The valuation of reserves for contingencies is reviewed on a quarterly basis at the operating and corporate levels to ensure that the Company is properly reserved. Reserve balances are adjusted to account for changes in circumstances for ongoing issues and the establishment of additional reserves for emerging issues. While the Company believes that the current level of reserves is adequate, future changes in circumstances could impact these determinations.

•	The Company from time to time will discontinue certain operations for various reasons. Estimates are used to adjust, if necessary, the assets and liabilities of discontinued operations to their estimated fair market value. These estimates include assumptions relating to the proceeds anticipated as a result of the sale. Fair value is established using internal valuation calculations along with market analysis of similar-type entities. The adjustments to fair market value of these operations provide the basis for the gain or loss when sold. Changes in business conditions or the inability to sell an operation could potentially require future adjustments to these estimates.

•	The Company is required to recognize in its consolidated statements of operations the expense associated with all share-based payment awards made to employees and directors, including stock options, stock appreciation rights (SARs), restricted stock and performance share awards. The Company uses the Black-Scholes valuation model to estimate the fair value of its SARs, and stock options that are granted to employees. The model requires management to estimate the expected life of the SAR or option, expected forfeitures and the volatility of the Company’s stock using historical data. The Company uses the Monte Carlo simulation model to estimate fair value of performance share awards which also requires management

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

In October 2009, the FASB issued ASU 2009-13 which amends existing guidance for identifying separate deliverables in a revenue-generating transaction where multiple deliverables exist, and provides guidance for allocating and recognizing revenue based on those separate deliverables. The guidance is expected to result in more multiple-deliverable arrangements being separable than under current guidance. This guidance is effective for the Company beginning on January 1, 2011 and is required to be applied prospectively to new or significantly modified revenue arrangements. Its adoption is not expected to significantly impact the Company’s consolidated financial statements.

In October 2009, the FASB issued ASU 2009-14 which eliminates tangible products containing both software and non-software components that operate together to deliver a product’s functionality from the scope of current generally accepted accounting principles for software. This guidance is effective for the Company beginning on January 1, 2011 and is required to be applied prospectively to new or significantly modified revenue arrangements. Its adoption is not expected to significantly impact the Company’s consolidated financial statements.

Non-GAAP Disclosures

In an effort to provide investors with additional information regarding the Company’s results as determined by generally accepted accounting principles (GAAP), the Company also discloses non-GAAP information which management believes provides useful information to investors. Free cash flow, net debt, the net debt to net capitalization ratio, total debt, total capitalization, adjusted working capital, average annual adjusted working capital, revenues excluding the impact of changes in foreign currency exchange rates and organic revenue growth are not financial measures under GAAP and should not be considered as a substitute for cash flows from operating activities, debt or equity, revenue and working capital as determined in accordance with GAAP, and they may not be comparable to similarly titled measures reported by other companies. Management believes the (1) net debt to net capitalization ratio and (2) free cash flow are important measures of operating performance and liquidity. Net debt to net capitalization is helpful in evaluating the Company’s capital structure and the amount of leverage it employs. Free cash flow provides both management and investors a measurement of cash generated from operations that is available to fund acquisitions, pay dividends, repay debt and repurchase the Company’s common stock. Reconciliations of free cash flow, total debt and net debt can be found above in this Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operation. Management believes that reporting adjusted working capital (also sometimes called “working capital”), which is calculated as accounts receivable, plus inventory, less accounts payable, provides a meaningful measure of the Company’s operational results by showing the changes caused solely by revenue. Management believes that reporting adjusted working capital and revenues at constant currency, which excludes the positive or negative impact of fluctuations in foreign currency exchange rates, provides a meaningful measure of the Company’s operational changes, given the global nature of Dover’s businesses. Management believes that reporting organic revenue growth, which excludes the impact of foreign currency exchange rates and the impact of acquisitions, provides a useful comparison of the Company’s revenue performance and trends between periods.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

The diverse nature of the Company’s business activities necessitates the management of various financial and market risks, including those related to changes in interest rates, foreign currency exchange rates and commodity prices. The Company periodically uses derivative financial instruments to manage some of these risks. The Company does not hold or issue derivative instruments for trading or speculative purposes. The Company is exposed to credit loss in the event of nonperformance by counterparties to the financial instrument contracts held by the Company; however, nonperformance by these counterparties is considered unlikely as the Company’s policy is to contract with highly-rated, diversified counterparties.

Interest Rate Exposure

The Company may from time to time enter into interest rate swap agreements to manage its exposure to interest rate changes. As of December 31, 2010, the Company did not have any open interest rate swap contracts. The Company issues commercial paper, which exposes it to changes in variable interest rates; however, maturities are typically three months or less so a change in rates over this period would have an immaterial impact on the Company’s pre-tax earnings.

The Company considers its current risk related to market fluctuations in interest rates to be minimal since its debt is largely long-term and fixed-rate in nature. Generally, the fair market value of fixed-interest rate debt will increase as interest rates fall and decrease as interest rates rise. A 100 basis point increase in market interest rates would decrease the fair value of Company’s long-term debt by approximately $130 million. However, since the Company has no plans to repurchase its outstanding fixed-rate instruments before their maturities, the impact of market interest rate fluctuations on the Company’s long-term debt does not affect the Company’s results of operations or financial position.

Foreign Currency Exposure

The Company conducts business in various non-U.S. countries, primarily in Canada, Mexico, substantially all of the European countries, Brazil, Argentina, Malaysia, China, India and other Asian countries. Therefore, the Company has a significant volume of foreign currency exposures that result from its international sales, purchases, investments, borrowings and other international transactions. Changes in the value of the currencies of these countries affect the Company’s financial position and cash flows when translated into U.S. dollars.

The Company has generally accepted the exposure to exchange rate movements relative to its investment in non-U.S. operations. The Company may, from time to time, for a specific exposure, enter into fair value hedges. At December 31, 2010, the Company had one outstanding floating-to-floating cross currency swap agreement for a total notional amount of $50 million in exchange for CHF 65.1 million, which matures on February 15, 2011. This transaction hedges a portion of the Company’s net investment in non-U.S. operations. The agreement qualifies as a net investment hedge and changes in the fair value are reported within the cumulative translation adjustment section of other comprehensive income, with any hedge ineffectiveness being recognized in current earnings. The fair values at December 31, 2010 reflected losses of $19.8 million and $13.3 million, due to the strengthening of the Swiss franc relative to the U.S. dollar over the term of this arrangement.

Certain individual operating companies that have foreign exchange exposure have established formal policies to mitigate risk in this area by using fair value and/or cash flow hedging programs. The Company has mitigated and will continue to mitigate a portion of its currency exposure through operation of non-U.S. operating companies in which the majority of all costs are local-currency based. A change of 5% or less in the value of all foreign currencies would not have a material effect on the translation of the Company’s balance sheet or statement of operations.

Item 8.	Financial Statements and Supplementary Data

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND
FINANCIAL STATEMENT SCHEDULE

Page

42	Management’s Report on Internal Control Over Financial Reporting
43	Report of Independent Registered Public Accounting Firm
45	Consolidated Statements of Operations (For the years ended December 31, 2010, 2009 and 2008)
46	Consolidated Balance Sheets (At December 31, 2010 and 2009)
47	Consolidated Statements of Shareholders’ Equity and Comprehensive Earnings (For the years ended December 31, 2010, 2009 and 2008)
48	Consolidated Statements of Cash Flows (For the years ended December 31, 2010, 2009 and 2008)
49-81	Notes to Consolidated Financial Statements
82	Financial Statement Schedule — Schedule II, Valuation and Qualifying Accounts

(All other schedules are not required and have been omitted)

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.

Based on its assessment under the criteria set forth in Internal Control — Integrated Framework, management concluded that, as of December 31, 2010, the Company’s internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP.

In making its assessment of internal control over financial reporting as of December 31, 2010, management has excluded those companies acquired in purchase business combinations during 2010, which included BSC Filters, Chemilizer, Intek Manufacturing, the Diagnostic Product Line of Dynalco Controls, Gear Products, and KMC/Bearings Inc. These companies are wholly-owned by the Company and their total revenue for the year ended December 31, 2010 represents approximately 0.3% of the Company’s consolidated total revenue for the same period and their assets represent approximately 1.3% of the Company’s consolidated assets as of December 31, 2010.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2010 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their attestation report which appears herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Dover Corporation:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Dover Corporation and its subsidiaries at December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in “Management’s Report on Internal Control Over Financial Reporting,” appearing under Item 8. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

As described in “Management’s Report on Internal Control Over Financial Reporting,” management has excluded BSC Filters, Chemilizer, Intek Manufacturing, the Diagnostic Product Line of Dynalco Controls, Gear Products, and KMC/Bearings Inc. from its assessment of internal control over financial reporting as of December 31, 2010 because they were acquired by the Company in purchase business combinations during 2010. We have also excluded BSC Filters, Chemilizer, Intek Manufacturing, the Diagnostic Product Line of Dynalco Controls, Gear Products, and KMC/Bearings Inc. from our audit of internal control over financial reporting. These subsidiaries are wholly owned by the Company and their total assets and revenue represent approximately 1.3% and 0.3%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2010.

/s/  PricewaterhouseCoopers LLP
Chicago, Illinois
February 11, 2011

DOVER CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2010	2009	2008
	(In thousands, except per share amounts)

Revenue	$7,132,648	$5,775,689	$7,568,888
Cost of goods and services	4,399,990	3,676,535	4,838,881

Gross profit	2,732,658	2,099,154	2,730,007
Selling and administrative expenses	1,697,721	1,511,111	1,700,677

Operating earnings	1,034,937	588,043	1,029,330
Interest expense, net	106,341	100,375	96,037
Other expense (income), net	3,512	(3,950)	(12,726)

Earnings before provision for income taxes and discontinued operations	925,084	491,618	946,019
Provision for income taxes	217,176	119,724	251,261

Earnings from continuing operations	707,908	371,894	694,758
Loss from discontinued operations, net	(7,804)	(15,456)	(103,927)

Net earnings	$700,104	$356,438	$590,831

Basic earnings (loss) per common share:
Earnings from continuing operations	$3.79	$2.00	$3.69
Loss from discontinued operations, net	(0.04)	(0.08)	(0.55)
Net earnings	3.75	1.91	3.13
Weighted average shares outstanding	186,897	186,136	188,481

Diluted earnings (loss) per common share:
Earnings from continuing operations	$3.74	$1.99	$3.67
Loss from discontinued operations, net	(0.04)	(0.08)	(0.55)
Net earnings	3.70	1.91	3.12
Weighted average shares outstanding	189,170	186,736	189,269

Dividends paid per common share	$1.07	$1.02	$0.90

The following table is a reconciliation of the share amounts used in computing earnings per share:

	Years Ended December 31,
	2010	2009	2008

Weighted average shares outstanding — Basic	186,897	186,136	188,481
Dilutive effect of assumed exercise of employee stock options, SARs and performance shares	2,273	600	788

Weighted average shares outstanding — Diluted	189,170	186,736	189,269

Anti-dilutive options/SARs excluded from diluted EPS computation	1,378	9,176	5,103

See Notes to Consolidated Financial Statements.

DOVER CORPORATION

CONSOLIDATED BALANCE SHEETS

	At December 31,	At December 31,
	2010	2009
	(In thousands)

Current assets:
Cash and cash equivalents	$1,187,361	$714,365
Short-term investments	121,734	223,809
Receivables, net of allowances of $34,151 and $41,832	1,087,704	878,754
Inventories, net	714,110	570,858
Prepaid and other current assets	61,242	64,922
Deferred tax asset	89,720	69,999

Total current assets	3,261,871	2,522,707

Property, plant and equipment, net	847,189	828,922
Goodwill	3,368,033	3,350,217
Intangible assets, net	907,523	950,748
Other assets and deferred charges	111,145	113,108
Assets of discontinued operations	67,133	116,701

Total assets	$8,562,894	$7,882,403

Current liabilities:
Notes payable and current maturities of long-term debt	$16,925	$35,624
Accounts payable	469,038	357,004
Accrued compensation and employee benefits	275,947	210,804
Accrued insurance	112,198	107,455
Other accrued expenses	240,786	219,295
Federal and other taxes on income	79,492	38,994

Total current liabilities	1,194,386	969,176

Long-term debt	1,790,886	1,825,260
Deferred income taxes	381,297	292,344
Other liabilities	564,121	573,137
Liabilities of discontinued operations	105,642	138,878
Commitments and contingent liabilities
Stockholders’ Equity:
Preferred stock	—	—
Common stock	249,361	247,342
Additional paid-in capital	596,457	497,291
Accumulated other comprehensive earnings	50,161	84,842
Retained earnings	5,953,027	5,453,022
Common stock in treasury	(2,322,444)	(2,198,889)

Total stockholders’ equity	4,526,562	4,083,608

Total liabilities and stockholders’ equity	$8,562,894	$7,882,403

See Notes to Consolidated Financial Statements.

DOVER CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND
COMPREHENSIVE EARNINGS

			Accumulated
	Common	Additional	Other			Total	Comprehensive
	Stock	Paid-In	Comprehensive	Retained	Treasury	Stockholders’	Earnings
	$1 Par Value	Capital	Earnings (Loss)	Earnings	Stock	Equity	(Loss)
	(In thousands)
Balance at December 31, 2007	$244,548	$353,031	$217,648	$4,870,460	$(1,739,514)	$3,946,173	$829,876

Net earnings	—	—	—	590,831	—	590,831	$590,831
Dividends paid	—	—	—	(169,071)	—	(169,071)	—
Common stock issued for options exercised	2,038	68,549	—	—	—	70,587	—
Tax benefit from the exercise of stock options	—	8,449	—	—	—	8,449	—
Stock-based compensation expense	—	24,367	—	—	—	24,367	—
Common stock issued, net of cancellations	29	832	—	—	—	861	—
Common stock acquired	—	—	—	—	(466,737)	(466,737)	—
Translation of foreign financial statements	—	—	(146,433)	—	—	(146,433)	(146,433)
Unrealized holding losses, net of tax of $582	—	—	(1,081)	—	—	(1,081)	(1,081)
Effect of adoption of ASC 715, change in measurement date	—	—	1,960	(5,762)	—	(3,802)	—
Pension amortization and adjustment, net of tax of $31,923	—	—	(61,278)	—	—	(61,278)	(61,278)

Balance at December 31, 2008	$246,615	$455,228	$10,816	$5,286,458	$(2,206,251)	$3,792,866	$382,039

Net earnings	—	—	—	356,438	—	356,438	$356,438
Dividends paid	—	—	—	(189,874)	—	(189,874)	—
Common stock issued for options exercised	712	24,807	—	—	—	25,519	—
Tax benefit from the exercise of stock options	—	425	—	—	—	425	—
Stock-based compensation expense	—	17,176	—	—	—	17,176	—
Common stock issued, net of cancellations	15	617	—	—	—	632	—
Issuance of treasury stock	—	(962)	—	—	7,362	6,400	—
Translation of foreign financial statements	—	—	76,442	—	—	76,442	76,442
Unrealized holding gains, net of tax of ($582)	—	—	1,091	—	—	1,091	1,091
Pension amortization and adjustment, net of tax of $1,740	—	—	(3,507)	—	—	(3,507)	(3,507)

Balance at December 31, 2009	$247,342	$497,291	$84,842	$5,453,022	$(2,198,889)	$4,083,608	$430,464

Net earnings	—	—	—	700,104	—	700,104	$700,104
Dividends paid	—	—	—	(200,099)	—	(200,099)	—
Common stock issued for options exercised	1,983	69,465	—	—	—	71,448	—
Tax benefit from the exercise of stock options	—	6,466	—	—	—	6,466	—
Stock-based compensation expense	—	21,464	—	—	—	21,464	—
Common stock issued, net of cancellations	36	1,771	—	—	—	1,807	—
Common stock acquired	—	—	—	—	(123,555)	(123,555)	—
Translation of foreign financial statements	—	—	(33,636)	—	—	(33,636)	(33,636)
Unrealized holding losses, net of tax of ($126)	—	—	234	—	—	234	234
Pension amortization and adjustment, net of tax of $1,189	—	—	(1,279)	—	—	(1,279)	(1,279)

Balance at December 31, 2010	$249,361	$596,457	$50,161	$5,953,027	$(2,322,444)	$4,526,562	$665,423

See Notes to Consolidated Financial Statements.

DOVER CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2010	2009	2008
	(In thousands)

Operating Activities of Continuing Operations
Net earnings	$700,104	$356,438	$590,831
Adjustments to reconcile net earnings to net cash provided by operating activities:
Loss from discontinued operations	7,804	15,456	103,927
Depreciation and amortization	268,406	258,223	261,154
Stock-based compensation	22,102	17,912	25,246
Provision for losses on accounts receivable (net of recoveries)	(620)	17,260	12,040
Deferred income taxes	84,839	(23,062)	33,459
Employee benefit plan expense	32,914	37,221	36,275
Loss on extinguishment of long-term debt	4,343	—	—
Gain on sale of line of business	—	—	(7,518)
Other non-current, net	15,937	26,609	(33,081)
Cash effect of changes in current assets and liabilities (excluding effects of acquisitions, dispositions and foreign exchange):
Accounts receivable	(195,934)	163,054	36,427
Inventories	(131,476)	97,241	27,128
Prepaid expenses and other assets	4,766	18,296	882
Accounts payable	104,093	(31,306)	(19,273)
Accrued expenses	92,975	(95,647)	26,161
Accrued taxes	(1,501)	23,319	(27,881)
Contributions to employee benefit plans	(58,201)	(78,954)	(55,361)

Net cash provided by operating activities of continuing operations	950,551	802,060	1,010,416

Investing Activities of Continuing Operations
Proceeds from sale of short-term investments	553,466	406,033	—
Purchase of short-term investments	(466,881)	(348,439)	(279,460)
Proceeds from sale of property, plant and equipment	17,593	22,973	13,248
Additions to property, plant and equipment	(183,217)	(120,009)	(175,795)
Proceeds from sales of businesses	4,500	3,571	92,774
Acquisitions (net of cash acquired)	(104,418)	(221,994)	(103,761)

Net cash used in investing activities of continuing operations	(178,957)	(257,865)	(452,994)

Financing Activities of Continuing Operations
Increase (decrease) in notes payable, net	15,000	(192,749)	(412,723)
Reduction of long-term debt	(75,855)	(33,908)	(186,390)
Proceeds from long-term debt	—	—	594,120
Purchase of common stock	(123,555)	—	(466,737)
Proceeds from exercise of stock options, including tax benefits	79,721	26,578	79,897
Dividends to stockholders	(200,099)	(189,874)	(169,071)

Net cash used in financing activities of continuing operations	(304,788)	(389,953)	(560,904)

Cash Flows from Discontinued Operations
Net cash used in operating activities of discontinued operations	(3,700)	(5,967)	(7,592)
Net cash used in investing activities of discontinued operations	(140)	(888)	(1,805)

Net cash used in discontinued operations	(3,840)	(6,855)	(9,397)

Effect of exchange rate changes on cash and cash equivalents	10,030	19,569	(45,817)

Net increase in cash and cash equivalents	472,996	166,956	(58,696)
Cash and cash equivalents at beginning of period	714,365	547,409	606,105

Cash and cash equivalents at end of period	$1,187,361	$714,365	$547,409

Supplemental information — cash paid during the year for:
Income taxes	$105,328	$115,047	$212,348
Interest	$116,037	$116,847	$120,834

See Notes to Consolidated Financial Statements.

DOVER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)

1.	Description of Business and Summary of Significant Accounting Policies

Description of Business — Dover Corporation (the “Company”) is a diversified, multinational manufacturing corporation comprised of operating companies that manufacture a broad range of specialized products and components as well as related services and consumables. The Company also provides engineering, testing and other similar services, which are not significant in relation to consolidated revenue. The Company’s operating companies are based primarily in the United States of America and Europe with manufacturing and other operations throughout the world. The Company reports its results in four segments, Industrial Products, Engineered Systems, Fluid Management and Electronic Technologies. For additional information on the Company’s segments, see Note 14.

Principles of Consolidation — The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation. The results of operations of purchased businesses are included from the dates of acquisitions. The assets, liabilities, results of operations and cash flows of all discontinued operations have been separately reported as discontinued operations for all periods presented.

Use of Estimates — The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. These estimates may be adjusted due to changes in future economic, industry or customer financial conditions, as well as changes in technology or demand. Significant estimates include allowances for doubtful accounts receivable, net realizable value of inventories, restructuring reserves, valuation of goodwill and intangible assets, pension and post retirement assumptions, useful lives associated with amortization and depreciation of intangibles and fixed assets, warranty reserves, income taxes and tax valuation reserves, environmental reserves, legal reserves, insurance reserves and the valuations of discontinued assets and liabilities. Actual results could differ from those estimates. Estimates and assumptions are periodically reviewed and the effects of revisions are reflected in the consolidated financial statements in the period that they are determined.

Cash and Cash Equivalents — Cash and cash equivalents include cash on hand, demand deposits and short-term investments which are highly liquid in nature and have original maturities at the time of purchase of three months or less.

Short-Term Investments — Short-term investments consist of investment grade time deposits that have original maturity dates at the time of purchase greater than three months, up to twelve months. The Company’s short-term investments earned interest at the weighted average rate of 1.04% and 1.01%, in 2010 and 2009, respectively.

Allowance for Doubtful Accounts — The Company maintains allowances for doubtful accounts for estimated losses as a result of customer’s inability to make required payments. Management at each operating company evaluates the aging of the accounts receivable balances, the financial condition of its customers, historical trends and the time outstanding of specific balances to estimate the amount of accounts receivable that may not be collected in the future and records the appropriate provision.

Inventories — Inventories for the majority of the Company’s subsidiaries, including all international subsidiaries, are stated at the lower of cost, determined on the first-in, first-out (FIFO) basis, or market. Other domestic inventory is stated at cost, determined on the last-in, first-out (LIFO) basis, which is less than market value.

Property, Plant and Equipment — Property, plant and equipment includes the historic cost of land, buildings, equipment and significant improvements to existing plant and equipment or, in the case of acquisitions, a fair market value appraisal of such assets completed at the time of acquisition. Property, plant and equipment also includes the cost of purchased software. Expenditures for maintenance, repairs and minor renewals are expensed as incurred. When property or equipment is sold or otherwise disposed of, the related cost and accumulated depreciation is removed from the respective accounts and the gain or loss realized on disposition is reflected in earnings. Depreciation expense was $163,915 in 2010, $159,595 in 2009 and $159,282 in 2008 and was calculated on a straight-line basis for all periods presented. The Company depreciates its assets over their estimated

DOVER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts in thousands except share data and where otherwise indicated)

useful lives as follows: buildings and improvements 5 to 31.5 years; machinery and equipment 3 to 7 years; furniture and fixtures 3 to 7 years; vehicles 3 years; and software 3 to 5 years.

Derivative Instruments — The Company periodically uses derivative financial instruments to hedge its exposures to various risks, including interest rate and foreign currency exchange rate risk. The Company does not enter into derivative financial instruments for speculative purposes and does not have a material portfolio of derivative financial instruments. Derivative financial instruments used for hedging purposes must be designated and effective as a hedge of the identified risk exposure at inception of the contract.

The Company recognizes all derivatives as either assets or liabilities on the consolidated balance sheet and measures those instruments at fair value. For derivatives designated as hedges of the fair value of assets or liabilities, the changes in fair value of both the derivatives and of the hedged items are recorded in current earnings. For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivatives is recorded as a component of other comprehensive income and subsequently recognized in earnings when the hedged items impact earnings.

Goodwill and Indefinite-Lived Intangible Assets — Goodwill represents the excess of acquisition costs over the fair value of the net assets of businesses acquired. Goodwill and certain other intangible assets deemed to have indefinite lives (primarily trademarks) are not amortized. Instead, goodwill and indefinite-lived intangible assets are tested for impairment at least annually, or more frequently if indicators of impairment exist, such as a significant sustained change in the business climate. The Company conducts its annual impairment evaluation in the fourth quarter of each year. No impairment was indicated for the years ended December 31, 2010, 2009 or 2008.

Recoverability of goodwill is measured at the reporting unit level and determined using a two step process. For both 2010 and 2009, the Company identified 10 reporting units for its annual goodwill impairment test. Step one of the test compared the fair value of each reporting unit using a discounted cash flow method to its book value. This method uses the Company’s own market assumptions including projections of future cash flows, determinations of appropriate discount rates, and other assumptions which are considered reasonable and inherent in the discounted cash flow analysis. The projections are based on historical performance and future estimated results. These assumptions require significant judgment and actual results may differ from assumed and estimated amounts. Step two, which compares the book value of the goodwill to its implied fair value, was not necessary since there were no indicators of potential impairment from step one. See Note 6 for additional details on goodwill balances.

Similar to goodwill, in testing its other indefinite lived intangible assets for impairment, the Company uses a discounted cash flow method to calculate and compare the fair value of the intangible asset to its book value. This method uses the Company’s own market assumptions which are considered reasonable and inherent in the discounted cash flow analysis. Any excess of carrying value over the estimated fair value is recognized as an impairment loss.

Other Intangible Assets — Other intangible assets with determinable lives consist primarily of customer lists, unpatented technology, patents and trademarks. These other intangibles and are amortized over their estimated useful lives, ranging from 5 to 15 years.

Long-Lived Assets — Long-lived assets (including intangible assets with determinable lives) are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, such as a significant sustained change in the business climate. If an indicator of impairment exists for any grouping of assets, an estimate of undiscounted future cash flows is produced and compared to its carrying value. If an asset is determined to be impaired, the loss is measured by the excess of the carrying amount of the asset over its fair value as determined by an estimate of discounted future cash flows. There were no indicators of impairment noted during 2010.

Foreign Currency — Assets and liabilities of non-U.S. subsidiaries, where the functional currency is not the U.S. dollar, have been translated at year-end exchange rates and profit and loss accounts have been translated using

DOVER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts in thousands except share data and where otherwise indicated)

weighted average yearly exchange rates. Foreign currency translation gains and losses are included as a component of Accumulated Other Comprehensive Income (Loss). Assets and liabilities of an entity that are denominated in currencies other than an entity’s functional currency are remeasured into the functional currency using end of period exchange rates or historical rates where applicable to certain balances. Gains and losses related to these remeasurements are recorded within the Statement of Operations as a component of Other Expense (Income), net.

Revenue Recognition — Revenue is recognized when all of the following circumstances are satisfied: a) persuasive evidence of an arrangement exists, b) price is fixed or determinable, c) collectability is reasonably assured, and d) delivery has occurred. In revenue transactions where installation is required, revenue can be recognized when the installation obligation is not essential to the functionality of the delivered products. Revenue transactions involving non-essential installation obligations are those which can generally be completed in a short period of time at insignificant cost and the skills required to complete these installations are not unique to the Company and in many cases can be provided by third parties or the customers. If the installation obligation is essential to the functionality of the delivered product, revenue recognition is deferred until installation is complete. In addition, when it is determined that there are multiple deliverables to a sales arrangement, the Company will allocate consideration received to the separate deliverables based on their relative fair values and recognize revenue based on the appropriate criteria for each deliverable identified. In a limited number of revenue transactions, other post-shipment obligations such as training and customer acceptance are required and, accordingly, revenue recognition is deferred until the customer is obligated to pay, or acceptance has been confirmed. Service revenue is recognized and earned when services are performed and is not significant to any period presented. The Company recognizes contract revenue under percentage-of- completion accounting using the cost to cost method as the measure of progress. The application of percentage-of-completion accounting requires estimates of future revenues and contract costs over the full term of the contract. The Company updates project cost estimates on a quarterly basis or more frequently, when changes in circumstances warrant.

Stock-Based Compensation — The principal awards issued under the Company’s stock-based compensation plans include non-qualified stock-settled stock appreciation rights and performance share awards. The cost for such awards is measured at the grant date based on the fair value of the award. The value of the portion of the award that is expected to ultimately vest is recognized as expense on a straight-line basis, generally over the explicit service period of three years (except for retirement- eligible employees and retirees) and is included in selling and administrative expense in the Consolidated Statements of Operations. Awards granted to retirement-eligible employees are expensed immediately and the Company shortens the vesting period, for expensing purposes, for any employee who will become eligible to retire within the three-year explicit service period. Expense for these employees is recorded over the period from the date of grant through the date the employee first becomes eligible to retire and is no longer required to provide service. See Note 10 for additional information related to the Company’s stock-based compensation. Forfeitures are required to be estimated at the time of grant in order to estimate the portion of the award that will ultimately vest. The estimate is based on the Company’s historical rates of forfeiture.

Income Taxes — The provision for income taxes on continuing operations includes federal, state, local and non-U.S. taxes. Tax credits, primarily for research and experimentation and non-U.S. earnings, export programs, and U.S. manufacturer’s tax deduction are recognized as a reduction of the provision for income taxes on continuing operations in the year in which they are available for tax purposes. Deferred taxes are provided on temporary differences between assets and liabilities for financial and tax reporting purposes as measured by enacted tax rates expected to apply when temporary differences are settled or realized. Future tax benefits are recognized to the extent that realization of those benefits is considered to be more likely than not. A valuation allowance is established for deferred tax assets for which realization is not assured. The Company has not provided for any residual U.S. income taxes on unremitted earnings of non-U.S. subsidiaries as such earnings are currently intended to be indefinitely reinvested.

Research and Development Costs — Research and development costs, including qualifying engineering costs, are expensed when incurred and amounted to $193,487 in 2010, $178,335 in 2009 and $189,221 in 2008.

DOVER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts in thousands except share data and where otherwise indicated)

Risk, Retention, Insurance — The Company currently self-insures its product and commercial general liability claims up to $5.0 million per occurrence, its workers’ compensation claims up to $0.5 million per occurrence, and automobile liability claims up to $1.0 million per occurrence. Third-party insurance provides primary level coverage in excess of these amounts up to certain specified limits. In addition, the Company has excess liability insurance from third-party insurers on both an aggregate and an individual occurrence basis well in excess of the limits of the primary coverage. A worldwide program of property insurance covers the Company’s owned and leased property and any business interruptions that may occur due to an insured hazard affecting those properties, subject to reasonable deductibles and aggregate limits. The Company’s property and casualty insurance programs contain various deductibles that, based on the Company’s experience, are typical and customary for a company of its size and risk profile. The Company does not consider any of the deductibles to represent a material risk to the Company. The Company generally maintains deductibles for claims and liabilities related primarily to workers’ compensation, health and welfare claims, general commercial, product and automobile liability and property damage, and business interruption resulting from certain events. The Company accrues for claim exposures that are probable of occurrence and can be reasonably estimated. As part of the Company’s risk management program, insurance is maintained to transfer risk beyond the level of self-retention and provide protection on both an individual claim and annual aggregate basis.

Reclassifications — Certain amounts in prior years have been reclassified to conform to the current year presentation.

Recent Accounting Pronouncements — In January 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-06 which is intended to improve disclosures about fair value measurements. The guidance requires entities to disclose significant transfers in and out of fair value hierarchy levels, the reasons for the transfers and to present information about purchases, sales, issuances and settlements separately in the reconciliation of fair value measurements using significant unobservable inputs (Level 3). Additionally, the guidance clarifies that a reporting entity should provide fair value measurements for each class of assets and liabilities and disclose the inputs and valuation techniques used for fair value measurements using significant other observable inputs (Level 2) and significant unobservable inputs (Level 3). The Company has applied the new disclosure requirements as of January 1, 2010, except for the disclosures about purchases, sales, issuances and settlements in the Level 3 reconciliation, which will be effective for interim and annual periods beginning after December 15, 2010. The adoption of this guidance has not had and is not expected to have a material impact on the Company’s consolidated financial statements.

In October 2009, the FASB issued ASU 2009-13 which amends existing guidance for identifying separate deliverables in a revenue-generating transaction where multiple deliverables exist, and provides guidance for allocating and recognizing revenue based on those separate deliverables. The guidance is expected to result in more multiple-deliverable arrangements being separable than under current guidance. This guidance is effective for the Company beginning on January 1, 2011 and is required to be applied prospectively to new or significantly modified revenue arrangements. Its adoption is not expected to significantly impact the Company’s consolidated financial statements.

In October 2009, the FASB issued ASU 2009-14 which eliminates tangible products containing both software and non-software components that operate together to deliver a product’s functionality from the scope of current generally accepted accounting principles for software. This guidance is effective for the Company beginning on January 1, 2011 and is required to be applied prospectively to new or significantly modified revenue arrangements. Its adoption is not expected to significantly impact the Company’s consolidated financial statements.

2.	Acquisitions

All of the Company’s 2010 and 2009 acquisitions were accounted for under Accounting Standard Codification (“ASC”) 805, Business Combinations (“ASC 805”). Accordingly, the assets and liabilities of the acquired businesses are accounted for under the purchase method of accounting and recorded at their fair values at the

DOVER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts in thousands except share data and where otherwise indicated)

dates of acquisition. The results of operations of acquired businesses have been included in the Company’s consolidated results of operations from their respective dates of acquisition and were not material to the consolidated financial statements. In accordance with ASC 805, all direct transaction costs relating to the 2010 and 2009 acquisitions were expensed as incurred and such amounts were not material to the Company’s consolidated financial statements.

2010 Acquisitions

A summary of the acquisitions made during the year ended December 31, 2010 is as follows:

Company/Product
Date	Type	Line Acquired	Location (Near)	Segment	Platform	Company

4-May	Stock	BSC Filters	York, UK	Electronic Technologies	N/A	Ceramic & Microwave Products Group
Designer and manufacturer of microwave filters, diplexers, waveguide and coaxial passive components.
1-Jun	Asset	Chemilizer	Largo, FL	Fluid Management	Fluid Solutions	HydroSystems
Manufacturer of non-electric, volumetric dosing equipment used in commercial animal raising, agriculture, horticulture and irrigation markets.
17-Aug	Asset	Intek Manufacturing	Fort Wayne, IN	Engineered Systems	Engineered Products	Unified Brands
Manufacturer of electric and gas steam equipment (steamers, kettles, braising pans).
30-Sep	Asset	Diagnostic Product Line — Dynalco Controls	Ft. Lauderdale, FL	Fluid Management	Energy	Cook Compression
Manufacturer and servicer of portable analyzers targeting the gas gathering and gas transmission markets.
30-Sep	Stock	Gear Products	Tulsa, OK	Industrial Products	Material Handling	Tulsa Winch Group
Manufacturer of worm gear and planetary hoists, rotation drives, rotation bearings and hydraulic pump drives.
24-Nov	Asset	KMC/Bearings Inc.	Houston, TX/Rhode Island	Fluid Management	Energy	Waukesha Bearings
Designer and manufacturer of fluid film bearings serving process plant, refinery, deep hole drilling, plant air and refridgeration industries.

The Company acquired 100% of each of these businesses in six separate transactions for an aggregate purchase price of $104,418, net of cash acquired. The Company makes an initial allocation of the purchase price at the date of acquisition based upon its understanding, obtained during due diligence and through other sources, of the fair value of the acquired assets and assumed liabilities. As additional information is obtained about these assets and liabilities within the measurement period (not to exceed one year from the date of acquisition), including through asset appraisals and learning more about the newly acquired business, the Company may refine its estimates of fair value to more accurately allocate the purchase price. The Company is still in the process of finalizing appraisals of tangible and intangible assets in order to complete its purchase price allocation for the KMC/Bearings Inc. acquisition which occurred in the fourth quarter of 2010. Accordingly, management has used its best estimates in the preliminary purchase price allocation as of the date of these financial statements.

The following presents the allocation of the aggregate purchase price to the assets acquired and liabilities assumed, based on their estimated fair values:

2010

Current assets, net of cash acquired	$14,983
Property, plant and equipment	11,610
Goodwill	40,086
Intangible assets	43,650

Total assets acquired	110,329
Total liabilities assumed	(5,911)

Net assets acquired	$104,418

DOVER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts in thousands except share data and where otherwise indicated)

Acquired intangible assets consist primarily of customer and technology-related intangibles and trademarks, which are being amortized on a straight-line basis over a weighted average amortization period of approximately 10 years (lives ranging from 7 to 12 years). The 2010 acquisitions resulted in the recognition of goodwill totaling $40,086, which is attributed primarily to the benefits derived from the complementary product line offerings and operational synergies the businesses bring to the existing operations.

The amounts assigned to goodwill and major intangible asset classifications by segment for the 2010 acquisitions are as follows:

	Industrial	Engineered	Fluid	Electronic
	Products	Systems	Management	Technologies	Total

Goodwill — Tax deductible	$8,106	$4,575	$22,970	$—	$35,651
Goodwill — Non deductible	—	—	—	4,435	4,435
Trademarks	738	552	1,900	—	3,190
Customer intangibles	5,157	1,180	25,525	1,240	33,102
Unpatented technologies	—	—	5,854	—	5,854
Other intangibles	—	—	364	1,140	1,504

	$14,001	$6,307	$56,613	$6,815	$83,736

In December 2010, the Company entered into an agreement with NXP Semiconductors N.V. to acquire the Sound Solutions business line for approximately $855 million. See Note 17 for additional details regarding this acquisition, which is expected to close around the end of the first quarter or early in the second quarter of 2011.

2009 Acquisitions

During 2009, the Company acquired 100% of six businesses for an aggregate cost of $221,994, net of cash acquired, plus the issuance of $6,400 of common stock for aggregate consideration of $228,394 at the date of acquisition. A summary of the acquisitions made during 2009 is as follows:

Date	Type	Acquired Companies	Location (Near)	Segment	Platform	Company

8-May	Asset	Tyler Refrigeration	Niles, MI	Engineered Systems	Engineered Products	Hill Phoenix
Manufacturer of refrigerated specialty display merchandisers and refrigeration systems for the food retail industry.
24-Aug	Asset	Mechanical Field Services	Gardendale, TX	Fluid Management	Energy	Cook Compression
Manufacturer of air and gas compressors.
12-Nov	Asset	Ala Cart Inc.	Charlotte, NC	Engineered Systems	Engineered Products	Unified Brands
Manufacturer of foodservice equipment, ventilation and conveyor systems.
17-Nov	Asset/Stock	Barker Company	Keosaugua, IA	Engineered Systems	Engineered Products	Hill Phoenix
Manufacturer of refrigerated, non-refrigerated and hot display cases.
16-Dec	Asset	Extech Instruments	Waltham, MA	Engineered Systems	Product Identification	Datamax O’Neil
Developer of portable printers for enterprise-wide applications.
31-Dec	Asset	Inpro/Seal	Rock Island, IL	Fluid Management	Energy	Waukesha Bearings
Manufacturer of metallic gaskets and machined seals, parts and components for ball and roller bearings.

During the year ended December 31, 2010, the Company recorded adjustments totaling $12,655 to goodwill relating primarily to the finalization of purchase price allocations for 2009 acquisitions.

DOVER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts in thousands except share data and where otherwise indicated)

Pro Forma Information

The following unaudited pro forma information illustrates the effect on the Company’s revenue and net earnings for the years ended December 31, 2010 and 2009, assuming that the 2010 acquisitions had taken place on January 1, 2009.

	Years Ended December 31,
	2010	2009

Revenue from continuing operations:
As reported	$7,132,648	$5,775,689
Pro forma	7,173,187	5,827,947
Net earnings from continuing operations:
As reported	$707,908	$371,894
Pro forma	713,306	374,794
Basic earnings per share from continuing operations:
As reported	$3.79	$2.00
Pro forma	3.82	2.01
Diluted earnings per share from continuing operations:
As reported	$3.74	$1.99
Pro forma	3.77	2.01

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

3.	Disposed and Discontinued Operations

2010 — During the first quarter of 2010, the Company sold Triton, an operating company that had been reclassified from the Engineered Systems segment to discontinued operations in 2008, for net consideration of $7,498, resulting in a net after-tax current year loss on sale of approximately $13,100. During the second and third quarters of 2010, the loss was increased by approximately $900, net of tax, upon settlement of a $1,500 working capital adjustment related to the sale. The net loss from discontinued operations also includes tax benefits of $11,597 driven primarily by discrete tax items settled or resolved during the year, which more than offset other expense and accrual adjustments relating to discontinued operations during the year.

2009 — During the first and fourth quarters of 2009, the Company recorded in aggregate, a $10,338 (after-tax) additional write-down to the carrying value of Triton. The write-down and other adjustments related to previously discontinued entities resulted in a net after-tax loss on sale of $11,170 for the year. The after-tax loss from discontinued operations for the year ended December 31, 2009 was $15,456.

Summarized results of the Company’s discontinued operations are detailed in the following table:

	Years Ended December 31,
	2010	2009	2008

Revenue	$9,380	$55,275	$84,065

Loss on sale, net of taxes(1)	$(14,203)	$(11,170)	$(101,692)
Earnings (loss) from operations before taxes	(3,918)	(2,062)	(3,886)
Benefit (provision) for income taxes	10,317	(2,224)	1,651

Gain (loss) from discontinued operations, net of tax	$(7,804)	$(15,456)	$(103,927)

DOVER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts in thousands except share data and where otherwise indicated)

(1)	Includes impairments and other adjustments to previously sold discontinued operations.

2008 — During the second quarter of 2008, the Company discontinued Triton and recorded an impairment charge of $51,173 (after-tax) to write-down the carrying value of Triton to its estimated fair market value. This write-down was increased by $21,330 (after-tax) in the fourth quarter based on factors supporting the fair value at that time. In the fourth quarter, the Company reached final settlement on certain Federal tax matters relating to businesses previously discontinued and sold, resulting in a charge of $14,602, after tax, and also recognized certain state tax adjustments relating to previously sold businesses resulting in a net charge of $12,736, after tax. The remaining adjustments comprising the 2008 after-tax loss on sale of $101,692 were individually insignificant and related to other businesses sold or held for sale during the period.

During the fourth quarter of 2008, the Company also closed on a sale of a line of business in the Electronic Technologies segment resulting in a $7,518 (after-tax) gain, which was recorded in Selling and Administrative expenses in the Consolidated Statements of Operations.

The Company currently has no businesses held for sale in discontinued operations. At December, 31, 2010, the assets and liabilities of discontinued operations primarily represent residual amounts for deferred tax assets, short and long-term reserves, and contingencies related to businesses previously sold. Additional detail related to the assets and liabilities of the Company’s discontinued operations is as follows:

	At December 31,	At December 31,
	2010	2009

Assets of Discontinued Operations
Current assets	$52,678	$73,284
Non-current assets	14,455	43,417

	$67,133	$116,701

Liabilities of Discontinued Operations
Current liabilities	$34,111	$25,919
Non-current liabilities	71,531	112,959

	$105,642	$138,878

4.	Inventories

The following table displays the components of inventory:

	At December 31,	At December 31,
	2010	2009

Raw materials	$349,628	$291,340
Work in progress	161,597	136,726
Finished goods	253,910	191,853

Subtotal	765,135	619,919
Less LIFO reserve	51,025	49,061

Total	$714,110	$570,858

At December 31, 2010 and 2009, the portion of domestic inventories determined by the LIFO inventory method amounted to $73,372 and $60,376, respectively.

DOVER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts in thousands except share data and where otherwise indicated)

5.	Property, Plant & Equipment

The following table details the components of property, plant & equipment, net:

	At December 31,	At December 31,
	2010	2009

Land	$50,760	$48,010
Buildings and improvements	567,941	555,262
Machinery, equipment and other	1,921,509	1,840,638

	2,540,210	2,443,910
Accumulated depreciation	(1,693,021)	(1,614,988)

Total	$847,189	$828,922

6.	Goodwill and Other Intangible Assets

The changes in the carrying value of goodwill by segment for the years ended December 31, 2010 and 2009 are as follows:

	Industrial	Engineered	Fluid	Electronic
	Products	Systems	Management	Technologies	Total

Goodwill	1,018,967	788,424	631,191	976,706	3,415,288
Accumulated impairment losses	(99,752)	—	(59,970)	—	(159,722)

Balance at January 1, 2009	919,215	788,424	571,221	976,706	3,255,566
Acquisitions	—	49,807	43,882	—	93,689
Foreign currency translation	1,236	4,887	2,829	2,800	11,752
Purchase price adjustments	—	(10,790)	—	—	(10,790)

Balance at December 31, 2009	920,451	832,328	617,932	979,506	3,350,217
Acquisitions	8,106	4,575	22,970	4,435	40,086
Foreign currency translation	824	(3,665)	(644)	(6,130)	(9,615)
Purchase price adjustments	2,525	(14,184)	(996)	—	(12,655)

Balance at December 31, 2010	931,906	819,054	639,262	977,811	3,368,033

During the year ended December 31, 2010, the Company recorded adjustments totaling $12,655 to goodwill relating primarily to the finalization of purchase price allocations for 2009 acquisitions.

DOVER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts in thousands except share data and where otherwise indicated)

The following table provides the gross carrying value and accumulated amortization for each major class of intangible assets:

	At December 31, 2010		At December 31, 2009
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Amortized Intangible Assets:
Trademarks	$74,053	$21,330	$72,790	$16,492
Patents	131,975	94,632	128,041	84,092
Customer Intangibles	802,663	334,585	764,865	267,558
Unpatented Technologies	138,780	86,461	134,822	75,244
Drawings & Manuals	15,650	7,728	11,922	6,523
Distributor Relationships	73,183	24,724	73,230	20,974
Other	28,202	18,445	23,740	16,032

Total	1,264,506	587,905	1,209,410	486,915

Unamortized Intangible Assets:
Trademarks	230,922		228,253

Total Intangible Assets	$1,495,428	$587,905	$1,437,663	$486,915

Total intangible amortization expense for the twelve months ended December 31, 2010, 2009 and 2008 was $103,892, $98,628 and $101,873, respectively. Amortization expense, based on current intangible balances is estimated to be $92,622, $91,773, $91,257, $84,894 and $79,554 in 2011 through 2015, respectively.

7.	Accrued Expenses and Other Liabilities

The following table details the major components of other accrued expenses:

	At December 31,	At December 31,
	2010	2009

Warranty	$49,776	$47,980
Unearned/deferred revenue	45,616	13,462
Taxes other than income	27,888	25,411
Accrued interest	27,679	28,226
Accrued volume discounts	13,896	14,115
Accrued commissions (non-employee)	9,900	9,745
Legal and environmental	8,193	9,622
Restructuring and exit	5,555	13,203
Other (none of which are individually significant)	52,283	57,531

	$240,786	$219,295

DOVER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts in thousands except share data and where otherwise indicated)

The following table details the major components of other liabilities:

	At December 31,	At December 31,
	2010	2009

Deferred compensation	$257,122	$253,208
Tax reserves	196,446	230,200
Unearned/deferred revenue	40,767	32,995
Legal and environmental	19,234	20,954
Warranty	8,453	11,733
Restructuring and exit	2,339	3,568
Other	39,760	20,479

	$564,121	$573,137

Unearned/deferred revenue represents cash received in excess of revenue recognized, which amounts have increased in 2010 due in part to growth in the solar manufacturing business within the Electronic Technologies segment, as well as incremental growth in other businesses throughout the Company.

From time to time, the Company will initiate various restructuring programs at its operating companies and incur severance and other restructuring costs. Prior to January 1, 2009, the Company established reserves related to severance and facility closings in connection with certain acquisitions, which were established through the purchase accounting for these acquisitions, as allowed under accounting guidance in effect at the time. These reserves have been substantially settled in 2010.

In late 2008, the Company announced plans to substantially increase its restructuring efforts in response to the significant decline in global economic activity at the time. As a result, in 2009 the Company recorded restructuring charges totaling $72,102 for workforce reductions and facility rationalizations. The majority of these activities were carried out in 2009 and the exit reserves of $6,751 remaining at December 31, 2010 relate largely to lease commitment obligations in connection with these restructuring activities. Restructuring initiatives in 2010 were minor, and the Company does not anticipate significant restructuring charges in 2011.

DOVER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts in thousands except share data and where otherwise indicated)

The following table details the Company’s severance and exit reserve activity for the years ended December 31, 2010, 2009 and 2008:

	Severance	Exit	Total

Balance at December 31, 2007(A)	$5,762	$22,668	$28,430
Provision	14,980	12,384	27,364
Purchase accounting	2,933	2,698	5,631
Payments	(16,094)	(12,035)	(28,129)
Other, including impairments	(378)	(1,961)	(2,339)

Balance at December 31, 2008(B)	7,203	23,754	30,957
Provision	53,106	18,996	72,102
Purchase accounting	—	(16,074)	(16,074)
Payments	(53,009)	(13,828)	(66,837)
Other, including impairments	852	(4,229)	(3,377)

Balance at December 31, 2009(C)	8,152	8,619	16,771
Provision	2,989	3,211	6,200
Payments	(9,773)	(5,574)	(15,347)
Other, including impairments	(225)	495	270

Balance at December 31, 2010	$1,143	$6,751	$7,894

(A)	Includes $26,823 for acquisition-related restructuring accruals established in purchase accounting.

(B)	Includes $27,864 for acquisition-related restructuring accruals established in purchase accounting.

(C)	Includes $895 for acquisition-related restructuring accruals established in purchase accounting. This balance was settled in 2010.

A summary of restructuring charges by segment and income statement classification is as follows:

	Years Ended December 31,
	2010	2009	2008

Industrial Products	$1,182	$17,505	$8,285
Engineered Systems	2,364	18,381	10,071
Fluid Management	1,476	9,707	2,475
Electronic Technologies	1,178	26,509	6,533

Total	$6,200	$72,102	$27,364

Classified in the Statements of Operations as follows:

Cost of goods and services	$2,147	$21,943	$—
Selling and adminstrative expenses	4,053	50,159	27,364

Total	$6,200	$72,102	$27,364

DOVER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts in thousands except share data and where otherwise indicated)

8.	Borrowings and Lines of Credit

Borrowings at December 31, 2010 and 2009 consist of the following:

	2010	2009

6.50% 10-year notes due February 15, 2011	$399,986	$399,921
4.875% 10-year notes due October 15, 2015	299,047	298,851
5.45% 10-year notes due March 15, 2018	347,608	347,280
6.60% 30-year notes due March 15, 2038	247,595	247,506
6.65% 30-year debentures due June 1, 2028	199,379	199,344
5.375% 30-year debentures due October 15, 2035	296,048	295,890
Non-interest bearing, amortizing loan due July 2011	—	67,684
Other	3,148	4,408

Total long-term debt	1,792,811	1,860,884
Less current installments	(1,925)	(35,624)

	$1,790,886	$1,825,260

The long-term note borrowings presented above are net of unamortized discounts of $5,764 and $6,240 in 2010 and 2009, respectively. The debentures presented above include unamortized discounts of $4,572 and $4,767 in 2010 and 2009, respectively. The discounts are being amortized to interest expense using the effective interest rate method over the life of the issuances. The notes and debentures are redeemable at the option of Dover in whole or in part at any time at a redemption price that includes a make-whole premium, with accrued interest to the redemption date.

At December 31, 2010, notes payable and current maturities of long-term debt shown on the Consolidated Balance Sheet includes commercial paper of $15,000. The weighted average interest rate for short-term commercial paper borrowings for 2010 and 2009 was 0.2% and 0.3%, respectively. The Company had no outstanding commercial paper borrowings at December 31, 2009.

The Company maintains a $1 billion unsecured revolving credit facility (the “Credit Agreement”), which expires on November 9, 2012. At the Company’s election, loans under the Credit Agreement will bear interest at a Eurodollar or Sterling rate based on LIBOR, plus an applicable margin ranging from 0.13% to 0.35% (subject to adjustment based on the rating accorded the Company’s senior unsecured debt by S&P and Moody’s), or at a base rate pursuant to a formula defined in the Credit Agreement. In addition, the Credit Agreement requires the Company to pay a facility fee and a utilization fee in certain circumstances and imposes various restrictions on the Company such as, among other things, the requirement for the Company to maintain an interest coverage ratio of EBITDA to consolidated net interest expense of not less than 3.5 to 1. The Company was in compliance with all of its debt covenants at December 31, 2010 and had a coverage ratio of 12.1 to 1. The Company primarily uses this facility as liquidity back-up for its commercial paper program and has not drawn down any loans under the $1 billion facility and does not anticipate doing so. The Company generally uses commercial paper borrowings for general corporate purposes, including the funding of potential acquisitions and the repurchases of its common stock.

During the third quarter of 2010, the lender of a structured five-year, non-interest bearing amortizing loan originally due July 2011 called the loan, as permitted per the terms of the agreement. As a result, the Company repaid the outstanding $51,214 balance and recognized a net loss on extinguishment of $4,343, recorded in other income.

Principal payments required on long-term debt for the next five years (2011 to 2015) and thereafter are $401,911 in 2011, $616 in 2012, $500 in 2013, $0 in 2014, $299,047 in 2015, and $1,090,737 thereafter. The

DOVER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts in thousands except share data and where otherwise indicated)

Company currently has debt with a carrying value of approximately $399,986 which matures February 15, 2011. This amount is classified as long-term within the Consolidated Balance Sheet at December 31, 2010 as the Company has the ability and intends to refinance this debt on a long-term basis. The Company anticipates refinancing this debt with a maturity date beyond five years; however, since the terms of the refinancing have not been finalized, the debt is reflected within the 2011 repayments in the aforementioned principal payments schedule.

Interest expense for the years ended December 31, 2010, 2009 and 2008 was $115,490, $116,234 and $130,150, respectively. Interest income for the years ended December 31, 2010, 2009 and 2008 was $9,149, $15,859 and $34,113, respectively.

9.	Financial Instruments

Derivatives

The Company is exposed to market risk for changes in foreign currency exchange rates due to the global nature of its operations. In order to manage this risk the Company has hedged portions of its forecasted sales and purchases, which occur within the next twelve months and are denominated in non-functional currencies, with currency forward or collar contracts. At December 31, 2010 and 2009, the Company had contracts with U.S. dollar equivalent notional amounts of $63,935 and $45,847, respectively, to exchange foreign currencies, principally the U.S. dollar, British pound, Singapore dollar, Chinese yuan and Malaysian ringgit. The Company believes it is probable that all forecasted cash flow transactions will occur.

At December 31, 2010, the Company also had an outstanding floating-to-floating cross currency swap agreement for a total notional amount of $50,000 in exchange for CHF 65,100, which matures on February 15, 2011. This transaction hedges a portion of the Company’s net investment in non-U.S. operations. The agreement qualifies as a net investment hedge and changes in the fair value are reported within the cumulative translation adjustment section of other comprehensive income, with any hedge ineffectiveness being recognized in current earnings. The fair values at December 31, 2010 and 2009 reflected losses of $19,774 and $13,278, respectively, due to the strengthening of the Swiss franc relative to the U.S. dollar over the term of this arrangement.

The following table sets forth the fair values of derivative instruments held by the Company as of December 31, 2010 and 2009 and the balance sheet lines in which they are recorded:

	Fair Value — Asset (Liability)
	2010	2009	Balance Sheet Caption

Foreign exchange forward/collar contracts	$503	$16	Prepaid/Other assets
Foreign exchange forward/collar contracts	—	(99)	Other accrued expenses
Net investment hedge swap derivative	(19,774)	(13,278)	Other liabilities

The amount of gains or losses from hedging activity recorded in earnings is not significant and the amount of unrealized gains and losses from cash flow hedges which are expected to be reclassified to earnings in the next twelve months is not significant; therefore, additional tabular disclosures are not presented. There are no amounts excluded from the assessment of hedge effectiveness and there are no credit risk related contingent features in the Company’s derivative instruments.

The Company is exposed to credit loss in the event of nonperformance by counterparties to the financial instrument contracts held by the Company; however, nonperformance by these counterparties is considered unlikely as the Company’s policy is to contract with highly-rated, diversified counterparties.

DOVER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts in thousands except share data and where otherwise indicated)

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

Level 3 inputs are unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2010 and 2009:

	December 31, 2010			December 31, 2009
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3

Assets:
Short-term investments	$121,734	$—	$—	$223,809	$—	$—
Foreign currency exchange contracts	—	503			16
Liabilities:
Net investment hedge derivative	—	19,774	—	—	13,278	—
Foreign currency exchange contracts	—	—	—	—	99	—

Short-term investments consist of investment grade time deposits with original maturities between three months and one year and are included in current assets in the Consolidated Balance Sheet. Short-term investments are measured at fair value using quoted market prices. The derivative contracts are measured at fair value using models based on observable market inputs such as foreign currency exchange rates and interest rates; therefore, they are classified within Level 2 of the valuation hierarchy.

In addition to fair value disclosure requirements related to financial instruments carried at fair value, accounting standards require disclosures regarding the fair value of all of the Company’s financial instruments.

The Company’s long-term debt instruments with a book value of $1,792,811 had a fair value of approximately $1,961,697 at December 31, 2010. On December 31, 2009, the Company’s long-term debt instruments had a book value of $1,860,884 and a fair value of approximately $1,954,569. The estimated fair value of the long-term debt is based on quoted market prices for similar issues. The fair value of short-term loans, principally commercial paper at December 31, 2010, approximates carrying value.

The carrying values of cash and cash equivalents, trade receivables, accounts payable, notes payable, and accrued expenses are reasonable estimates of their fair values as of December 31, 2010 and 2009 due to the short-term nature of these instruments.

DOVER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts in thousands except share data and where otherwise indicated)

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

Performance Share Awards

In May 2009, the shareholders of the Company approved an amendment to the 2005 Plan allowing the granting of performance share awards that will become payable in common shares upon achievement of pre-established performance targets. The changes to the 2005 Plan are detailed in the Company’s Proxy Statement dated March 24, 2009 under the heading “Proposal 2 — Proposal to Approve Amendments to the 2005 Equity and Cash Incentive Plans.” Performance share awards granted under the 2005 Plan are being expensed over the three year period that is the requisite performance and service period. Awards shall become vested if (1) the Company achieves certain specified stock performance targets compared to a peer group of 38 companies and (2) the employee remains continuously employed by the company during the performance period. Partial vesting may occur for certain terminations not for cause and for retirements. The Company assesses performance levels quarterly. Compensation expense relating to performance share awards for the years ended December 31, 2010 and 2009 was $2,632 and $555, respectively. Unrecognized compensation expense as of December 31, 2010 is $3,038 which will be recognized over a weighted average period of 1.8 years.

		Weighted-Average
	Number of	Grant-Date
Performance Share Awards	Shares	Fair Value

Unvested at December 31, 2009	75,006	$35.79
Granted	68,446	57.49
Vested	—	—
Forfeited	—	—

Unvested at December 31, 2010	143,452	$46.14

DOVER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts in thousands except share data and where otherwise indicated)

The performance share awards are market condition awards and have been fair valued on the date of grant using the Monte Carlo simulation model with the following assumptions:

	2010	2009
Performance Shares	Grant	Grant

Risk-free interest rate	1.37%	1.30%
Dividend yield	2.38%	2.93%
Expected life (years)	2.9	2.7
Volatility	39.98%	39.57%
Share price at date of grant	$42.88	$32.47
Fair value of performance award	$57.49	$35.79

SARs and Stock Options

In 2010, 2009 and 2008, the Company issued SARs covering 2,304,574 shares, 2,825,701 shares, and 2,234,942 shares, respectively, under the 2005 Plan. No stock options were issued in 2010, 2009 or 2008 and the Company does not anticipate issuing stock options in the future. The fair value of each SAR grant was estimated on the date of grant using a Black-Scholes option-pricing model with the following assumptions:

	2010	2009	2008
	Grant	Grant	Grant

Risk-free interest rate	2.77%	2.06%	3.21%
Dividend yield	2.33%	3.23%	1.86%
Expected life (years)	6.0	6.5	6.5
Volatility	31.93%	30.47%	26.09%
Option grant price	$42.88	$29.45	$42.30
Fair value of options granted	$11.66	$6.58	$10.97

DOVER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts in thousands except share data and where otherwise indicated)

A summary of activity for SARs and stock options for the years ended December 31, 2010, 2009 and 2008 is as follows:

	SARs				Stock Options
				Weighted				Weighted
				Average				Average
		Weighted		Remaining		Weighted		Remaining
		Average	Aggregate	Contractual		Average		Contractual
	Number of	Exercise	Intrinsic	Term	Number of	Exercise	Aggregate	Term
	Shares	Price	Value	(Years)	Shares	Price	Intrinsic Value	(Years)

Outstanding at 1/1/2008	3,241,226	$48.32			8,260,730	$35.77
Granted	2,234,942	42.30			—	—
Forfeited	(373,193)	45.90			(139,826)	36.82
Exercised	—	—	$—		(2,040,458)	34.29	$15,807

Outstanding at 12/31/2008	5,102,975	45.82	—	8.23	6,080,446	36.22	35,359	4.29

Exercisable at December 31, 2008 through February 14, 2015	—	—			6,080,466	36.22

Outstanding at 1/1/2009	5,102,975	$45.82			6,080,446	$36.22
Granted	2,825,701	29.51			—	—
Forfeited	(320,490)	38.85			(174,386)	31.06
Exercised	—	—	$—		(713,678)	34.63

Outstanding at 12/31/2009	7,608,186	40.05	—	7.89	5,192,382	36.62	$8,903	3.48

Exercisable at December 31, 2009 through February 14, 2016	1,477,658	46.00			5,192,382	36.62

Outstanding at 1/1/2010	7,608,186	$40.05			5,192,382	$36.62
Granted	2,304,574	42.88			—
Forfeited	(312,950)	38.56			(314,584)	38.39
Exercised	(167,797)	47.06	$252		(1,978,663)	35.94	$24,976

Outstanding at 12/31/2010	9,432,013	40.63	74,841	7.46	2,899,135	36.79	34,128	2.99

Exercisable at December 31, 2010 through:
2011	—	$—	$—		118,613	$40.99	$898
2012	—	—	—		345,006	37.90	3,678
2013	—	—	—		479,064	24.59	11,483
2014	—	—	—		797,078	41.25	5,828
2015	—	—	—		1,159,374	38.00	12,241
2016	1,253,338	46.00	3,209		—	—	—
2017	1,378,443	50.60			—	—	—

Total exercisable at December 31, 2010	2,631,781	48.41	3,209	5.62	2,899,135	36.79	34,128	2.99

Compensation expense relating to SARs/option awards for the years ended December 31, 2010, 2009 and 2008 was $19,334, $16,621 and $24,839, respectively. Unrecognized compensation expense related to not yet exercisable SARs was $22,708 at December 31, 2010. This cost is expected to be recognized over a weighted average period of 1.8 years. The fair value of options and SARs which became exercisable during the years ended December 31, 2010, 2009 and 2008 was $23,593, $25,134 and $26,200, respectively. Cash received by the Company for stock options exercised during 2010, 2009 and 2008 totaled $66,962, $24,714, and $70,600, respectively.

DOVER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts in thousands except share data and where otherwise indicated)

Additional Detail

	SARs Outstanding			SARs Exercisable
			Weighted Average			Weighted Average
		Weighted Average	Remaining Life		Weighted Average	Remaining Life
Range of Exercise Prices	Number	Exercise Price	in Years	Number	Exercise Price	in Years

$29.45-$35.50	2,596,423	$29.52	8.12	—	$—	—
$42.30-$50.60	6,835,590	$44.84	7.20	2,631,781	$48.41	5.62

	Options Outstanding			Options Exercisable
			Weighted Average			Weighted Average
		Weighted Average	Remaining Life		Weighted Average	Remaining Life
Range of Exercise Prices	Number	Exercise Price	in Years	Number	Exercise Price	in Years

$24.50-$31.00	479,514	$24.53	2.12	479,514	$24.53	2.12
$33.00-$39.00	1,501,430	38.00	3.43	1,501,430	38.00	3.43
$39.40-$43.00	918,191	41.21	2.73	918,191	41.21	2.50

The Company also has restricted stock authorized for grant (as part of the 2005 Plan), under which common stock of the Company may be granted at no cost to certain officers and key employees. In general, restrictions limit the sale or transfer of these shares during a two or three year period, and restrictions lapse proportionately over the two or three year period. The Company granted 15,500 restricted shares in 2010. No restricted shares were granted in 2009 or 2008.

The Company has a stock compensation plan under which non-employee directors are granted shares of the Company’s common stock each year as more than half of their compensation for serving as directors. During 2010, the Company issued an aggregate of 20,279 shares, of its common stock to 13 outside directors (after withholding 574 additional shares to satisfy tax obligations) as partial compensation for serving as directors of the Company during 2010. During 2009, the Company issued an aggregate of 14,726 shares, of its common stock to 11 outside directors (after withholding 6,823 additional shares to satisfy tax obligations) as partial compensation for serving as directors of the Company during 2009. During 2008, the Company issued an aggregate of 29,213 shares, net, of its common stock to 12 outside directors (after withholding 11,582 additional shares to satisfy tax obligations) as partial compensation for serving as directors of the Company during 2008.

11.	Income Taxes

Income taxes have been based on the following components of “Earnings Before Provision for Income Taxes and Discontinued Operations” in the Consolidated Statements of Operations:

	For the Years Ended December 31,
	2010	2009	2008

Domestic	$470,396	$258,313	$527,509
Foreign	454,688	233,305	418,510

	$925,084	$491,618	$946,019

Total income taxes were as follows:

	For the Years Ended December 31,
	2010	2009	2008

Taxes on income from continuing operations	217,176	119,724	251,261
Credit to stockholders’ equity for tax benefit related to stock option/SAR exercises	(6,466)	(425)	(8,449)

	210,710	119,299	242,812

DOVER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts in thousands except share data and where otherwise indicated)

Income tax expense (benefit) for the years ended December 31, 2010, 2009 and 2008 is comprised of the following:

	For the Years Ended December 31,
	2010	2009	2008

Current:
U.S. Federal	$33,867	$71,269	$124,193
State and local	8,295	5,191	24,060
Foreign	105,476	68,065	69,549

Total current — continuing	147,638	144,525	217,802

Deferred:
U.S. Federal	95,036	(12,985)	21,207
State and local	140	116	301
Foreign	(25,638)	(11,932)	11,951

Total deferred — continuing	69,538	(24,801)	33,459

Total expense — continuing	$217,176	$119,724	$251,261

Differences between the effective income tax rate and the U.S. Federal income statutory rate are as follows:

	For the Years Ended
	December 31,
	2010	2009	2008

U.S. Federal income tax rate	35.0%	35.0%	35.0%
State and local taxes, net of Federal income tax benefit	1.3	1.5	1.7
Foreign operations tax effect	(8.1)	(5.2)	(6.9)

Subtotal	(6.8)	(3.7)	(5.2)

R&E tax credits	(0.4)	(0.4)	(0.5)
Domestic manufacturing deduction	(0.8)	(0.9)	(0.7)
Foreign tax credits	(0.5)	1.2	(0.1)
Branch losses	(0.5)	(1.1)	(0.5)
Settlement of tax contingencies	(4.2)	(6.9)	(1.9)
Other, principally non-tax deductible items	1.7	1.2	0.5

Effective rate from continuing operations	23.5%	24.4%	26.6%

DOVER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts in thousands except share data and where otherwise indicated)

The tax effects of temporary differences that give rise to future deferred tax assets and liabilities are as follows:

	At December 31,
	2010	2009

Deferred Tax Assets:
Accrued insurance	$10,777	$9,794
Accrued compensation, principally postretirement benefits and other employee benefits	119,148	103,800
Accrued expenses, principally for state income taxes, interest and warranty	66,543	73,147
Long-term liabilities, principally warranty, environmental, and exit costs	759	2,548
Inventories, principally due to reserves for financial reporting purposes and capitalization for tax purposes	24,806	25,593
Net operating loss and other carryforwards	68,558	106,009
Accounts receivable, principally due to allowance for doubtful accounts	8,089	9,786
Prepaid pension assets	1,619	7,947
Other assets	10,377	13,904

Total gross deferred tax assets	310,676	352,528

Valuation allowance	(38,136)	(43,171)

Total deferred tax assets	$272,540	$309,357

Deferred Tax Liabilities:
Accounts receivable	$(8,304)	$(9,098)
Plant and equipment, principally due to differences in depreciation	(51,872)	(46,831)
Intangible assets, principally due to different tax and financial reporting bases and amortization lives	(503,941)	(475,773)

Total gross deferred tax liabilities	$(564,117)	$(531,702)

Net deferred tax liability	$(291,577)	$(222,345)

Classified as follows in the consolidated balance sheets:

Current deferred tax asset	$89,720	$69,999
Non-current deferred tax liability	(381,297)	(292,344)

	$(291,577)	$(222,345)

The Company has loss carryforwards for U.S. federal and non-U.S. purposes as of December 31, 2010 of $1.2 million and $52.7 million, respectively, and as of December 31, 2009, $8.4 million and $73.8 million, respectively. The federal loss carryforwards are available for use against the Company’s consolidated federal taxable income and expire in 2029. The entire balance of the non-U.S. losses is available to be carried forward, with $8.5 million of these losses beginning to expire during the years 2012 through 2030. The remaining $44.2 million of such losses can be carried forward indefinitely.

The Company has loss carryforwards for state purposes as of December 31, 2010 and 2009 of $211.8 million and $220.9 million, respectively. The state loss carryforwards are available for use by the Company between 2011 and 2030.

The Company has U.S. foreign tax credit carryforwards as of December 31, 2010 and 2009 of $24.5 million and $61.8 million, respectively. The U.S. foreign tax credit carryforwards are available for use by the Company between 2011 and 2019.

The Company has research and development credits of $3.9 million at December 31, 2010 and 2009 that are available for use by the Company between 2011 and 2026.

DOVER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts in thousands except share data and where otherwise indicated)

At December 31, 2010 and 2009, the Company had available alternative minimum tax credits of $3.1 million, which are available for use by the Company indefinitely, and alternative minimum tax non-U.S. tax credits of $11.7 million that are available for use by the Company between 2011 and 2026.

The Company maintains valuation allowances by jurisdiction against the deferred tax assets related to certain of these carryforwards as utilization of these tax benefits is not assured for certain jurisdictions.

The Company has not provided for U.S. federal income taxes or tax benefits on the undistributed earnings of its international subsidiaries because such earnings are reinvested and it is currently intended that they will continue to be reinvested indefinitely. At December 31, 2010, the Company has not provided for federal income taxes on earnings of approximately $1.2 billion from its international subsidiaries.

Unrecognized Tax Benefits

The Company files federal income tax returns, as well as multiple state, local and non-U.S. jurisdiction tax returns. The Company is no longer subject to examinations of its federal income tax returns by the Internal Revenue Service (“IRS”) for years through 2006. All significant state, local, and international matters have been concluded for years through 1993 and 2000, respectively. With the exception of contested matters, for which an estimate cannot be made due to uncertainties, the Company believes that additional uncertain tax positions will be settled in 2011.

The following table is a reconciliation of the beginning and ending balances of the Company’s unrecognized tax benefits:

Continuing	Discontinued	Total

Unrecognized tax benefits at January 1, 2008	$188,758	$34,987	$223,745
Additions based on tax positions related to the current year	24,015	—	24,015
Additions for tax positions of prior years	25,866	22,578	48,444
Reductions for tax positions of prior years	(19,267)	(10,906)	(30,173)
Settlements	(2,859)	—	(2,859)
Lapse of statutes	(11,466)	—	(11,466)

Unrecognized tax benefits at December 31, 2008	205,047	46,659	251,706

Additions based on tax positions related to the current year	46,133	39,480	85,613
Additions for tax positions of prior years	5,622	2,741	8,363
Reductions for tax positions of prior years	(9,497)	(2,014)	(11,511)
Settlements	(41,869)	(5,914)	(47,783)
Lapse of statutes	(7,074)	(2,748)	(9,822)

Unrecognized tax benefits at December 31, 2009	198,362	78,204	276,566

Additions based on tax positions related to the current year	22,566	—	22,566
Additions for tax positions of prior years	15,258	—	15,258
Reductions for tax positions of prior years	(39,883)	(6,716)	(46,599)
Settlements	(8,152)	(17,804)	(25,956)
Lapse of statutes	(7,654)	—	(7,654)

Unrecognized tax benefits at December 31, 2010	$180,497	(A)	$53,684	$234,181

(A)	If recognized, the net amount of potential tax benefits that would impact the Company’s effective tax rate is $150.0 million. During the years ended December 31, 2010, 2009, and 2008, the Company recorded potential

DOVER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts in thousands except share data and where otherwise indicated)

interest and penalty expense of $1.5 million, $5.0 million and $(0.6) million, respectively, related to its unrecognized tax benefits as a component of provision for income taxes. The Company had accrued interest and penalties of $45.6 million at December 31, 2010 and $46.5 million at December 31, 2009.

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

The Company leases certain facilities and equipment under operating leases, many of which contain renewal options. Total rental expense, net of insignificant sublease rental income, for all operating leases was $75,172, $74,859 and $76,651 for the years ended December 31, 2010, 2009 and 2008, respectively. Contingent rentals under the operating leases were not significant.

The aggregate future minimum lease payments for operating and capital leases as of December 31, 2010 are as follows:

	Operating	Capital

2011	$54,544	$1,149
2012	44,831	845
2013	31,899	649
2014	24,478	89
2015	18,570	95
2016 and thereafter	63,036	640

Warranty program claims are provided for at the time of sale. Amounts provided for are based on historical costs and adjusted for new claims. A roll-forward of the warranty reserve is as follows:

	2010	2009

Beginning Balance, January 1	$59,713	$56,137
Provision for warranties	40,190	34,342
Increase from acquisitions/dispositions	173	3,838
Settlements made	(40,876)	(34,781)
Other adjustments, including currency translation	(971)	177

Ending Balance, December 31	$58,229	$59,713

DOVER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts in thousands except share data and where otherwise indicated)

As of December 31, 2010, the Company had approximately $66,002 outstanding in letters of credit with financial institutions, which expire at various dates in 2011 through 2015. These letters of credit are primarily maintained as security for insurance, warranty and other performance obligations.

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

The assets of the plans are invested to achieve an appropriate return for the plans consistent with a prudent level of risk. The asset return objective is to achieve, as a minimum over time, the passively managed return earned by market index funds, weighted in the proportions outlined by the asset class exposures identified in the plans’ strategic allocation. The expected return on assets assumption used for pension expense is developed through analysis of historical market returns, statistical analysis, current market conditions and the past experience of plan asset investments. Overall, it is projected that the investment of plan assets will achieve a 7.75% net return over time from the asset allocation strategy.

The actual and target weighted-average asset allocation for defined benefit plans was as follows:

	December	December	Current
	2010	2009	Target

Equity — domestic	40%	39%	35%
Equity — international	22%	21%	22%
Fixed income — domestic	32%	34%	35%
Real estate	6%	6%	8%

Total	100%	100%	100%

DOVER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts in thousands except share data and where otherwise indicated)

The fair values of pension plan assets by asset category within the ASC 820 hierarchy are as follows:

	At December 31, 2010				At December 31, 2009
				Total Fair				Total Fair
	Level 1	Level 2	Level 3	Value	Level 1	Level 2	Level 3	Value

Asset category:
Common stocks	$154,832	$5,381	$—	$160,213	$110,728	$4,868	$—	$115,596
Fixed income investments	6,070	160,251	—	166,321	8,955	133,586	—	142,541
Debt, equity and real estate funds	—	171,856	23,059	194,915	—	177,342	20,401	197,743
Cash and equivalents	10,149	—	—	10,149	11,761	—	—	11,761

	$171,051	$337,488	$23,059	$531,598	$131,444	$315,796	$20,401	$467,641

Common stocks represent investments in U.S. equities which are publicly traded on active exchanges and are valued based on quoted market prices.

Fixed income investments include U.S. treasury bonds and notes, which are valued based on quoted market prices, as well as investments in other U.S. government and municipal securities and corporate bonds, which are valued based on yields currently available on comparable securities of issuers with similar credit ratings.

Debt, equity and real estate funds represent commingled investment funds. The debt and equity fund investments are valued using Net Asset Value (“NAV”) which is based on the underlying value of the assets owned by the funds, minus liabilities, then divided by the number of shares outstanding. The NAV is a quoted price in an active market. The real estate funds are valued on an annual basis using third-party appraisals, with adjustments estimated on a quarterly basis using discounted cash flow models which consider such inputs as revenue and expense growth rates, terminal capitalization rates and discount rates.

The fair value measurement of plan assets using significant unobservable inputs (Level 3) changed during 2010 due to the following:

Real Estate
Investments

Balance at December 31, 2009	$20,401
Realized gains	1,156
Unrealized gains	1,502

Balance at December 31, 2010	$23,059

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

DOVER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts in thousands except share data and where otherwise indicated)

Obligations and Funded Status

	Qualified		Non Qualified		Post-Retirement
	Defined Benefits		Supplemental Benefits		Benefits
	2010	2009	2010	2009	2010	2009

Change in benefit obligation
Benefit obligation at beginning of year	$541,206	$484,891	$127,355	$152,695	$15,329	$16,470
Benefits earned during the year	14,687	13,971	4,241	6,188	279	314
Interest cost	30,574	28,936	7,677	8,688	837	959
Plan participants’ contributions	809	1,014	—	—	2,094	172
Benefits paid	(30,418)	(27,699)	(18,471)	(26,828)	(3,661)	(1,597)
Federal subsidy on benefits paid	—	—	—	—	85	130
Actuarial loss (gain)	25,617	20,469	4,885	(13,388)	(455)	538
Business acquisitions/divestitures	—	7,241	—	—	—	—
Amendments	1,781	227	1,348	—	—	(1,657)
Settlements and curtailments	(1,697)	(6,963)	—	—	—	—
Currency rate changes	(1,591)	10,322	—	—	—	—
Other	75	8,797	—	—	—	—

Benefit obligation at end of year	581,043	541,206	127,035	127,355	14,508	15,329

Change in Plan Assets
Fair value of plan assets at beginning of year	467,641	410,711	—	—	—	—
Actual return on plan assets	55,205	23,992	—	—	—	—
Company contributions	38,163	50,701	18,471	26,828	1,567	1,425
Employee contributions	809	1,014	—	—	2,094	172
Benefits paid	(30,418)	(27,699)	(18,471)	(26,828)	(3,661)	(1,597)
Acquisitions	—	6,361	—	—	—
Settlements and curtailments	(503)	(6,547)	—	—	—
Currency rate changes	701	7,191	—	—	—
Other	—	1,917	—	—	—

Fair value of plan assets at end of year	531,598	467,641	—	—	—	—

Funded status	(49,445)	(73,565)	(127,035)	(127,355)	(14,508)	(15,329)

Accrued benefit cost	$(49,445)	$(73,565)	$(127,035)	$(127,355)	$(14,508)	$(15,329)

Amounts recognized in the Balance Sheets consist of:
Assets and Liabilities:
Other assets and deferred charges	$5,930	$3,339	$—	$—	$—	$—
Accrued compensation and employee benefits	(1,343)	(1,527)	(17,670)	(14,468)	(1,036)	(1,189)
Other liabilities (principally compensation)	(54,032)	(75,377)	(109,365)	(112,887)	(13,472)	(14,140)

Total Assets and Liabilities	(49,445)	(73,565)	(127,035)	(127,355)	(14,508)	(15,329)

Net actuarial losses (gains)	$168,605	165,935	$(10,159)	(15,045)	$(2,917)	(2,881)
Prior service cost (credit)	8,547	8,133	51,445	57,363	(2,262)	(2,671)
Net asset at transition, other	(155)	(198)	—	—	—	—
Deferred taxes	(59,845)	(58,426)	(14,451)	(14,812)	1,754	1,885

Total Accumulated Other Comprehensive Loss (Earnings), net of tax	117,152	115,444	26,835	27,506	(3,425)	(3,667)

Net amount recognized at December 31,	$67,707	$41,879	$(100,200)	$(99,849)	$(17,933)	$(18,996)

Accumulated benefit obligations	$532,426	$494,690	$95,771	$93,956

Information for plans with accumulated benefit obligations in excess of plan assets:
ABO	$105,846	$120,278	$95,771	$93,956
PBO	114,888	127,928	127,035	127,356
Fair value of plan assets	66,485	71,003	—	—

The Company’s net unfunded status of $49,445 at December 31, 2010 includes $6,971 relating to the U.S. Dover Corporate Pension Plan and $42,474 relating to the Company’s significant international pension plans, some in locations where it is not economically advantageous to pre-fund the plans due to local regulations. The majority of the international obligations relate to defined pension plans operated by the Company’s businesses in Germany, the United Kingdom and Switzerland.

DOVER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts in thousands except share data and where otherwise indicated)

Net Periodic Cost

				Non-Qualified
	Qualified Defined Benefits			Supplemental Benefits			Post-Retirement Benefits
	2010	2009	2008	2010	2009	2008	2010	2009	2008

Service Cost	$14,687	$13,971	$13,042	$4,241	$6,188	$7,688	$279	$314	$274
Interest Cost	30,574	28,936	28,337	7,677	8,688	9,434	837	959	954
Expected return on plan assets	(38,289)	(34,612)	(34,341)	—	—	—	—	—	—
Amortization of:
Prior service cost (income)	1,365	1,292	1,343	7,266	7,706	7,463	(409)	(172)	(172)
Transition obligation	(42)	(43)	(53)	—	—	—	—	—	—
Recognized actuarial (gain) loss	5,474	5,216	3,933	—	—	—	(398)	(426)	(478)
Settlement and curtailment gains	(348)	(795)	(1,149)	—	(1)	—	—	—	—

Total net periodic benefit cost	$13,421	$13,965	$11,112	$19,184	$22,581	$24,585	$309	$675	$578

Assumptions

The weighted-average assumptions used in determining the benefit obligations were as follows:

			Non-Qualified
	Qualified		Supplemental		Post-Retirement
	Defined Benefits		Benefits		Benefits
	2010	2009	2010	2009	2010	2009

Discount rate	5.37%	5.71%	5.50%	5.95%	5.10%	5.50%
Average wage increase	4.32%	4.26%	4.50%	4.50%	—	—
Ultimate medical trend rate	—	—	—	—	5.00%	5.00%

The weighted average assumptions used in determining the net periodic cost were as follows:

				Non-Qualified
	Qualified			Supplemental			Post-Retirement
	Defined Benefits			Benefits			Benefits
	2010	2009	2008	2010	2009	2008	2010	2009	2008

Discount rate	5.71%	6.10%	6.10%	5.95%	6.10%	6.25%	5.50%	6.00%	6.00%
Average wage increase	4.29%	4.26%	4.20%	4.50%	6.00%	6.00%	—	—	—
Expected return on plan assets	7.37%	7.37%	6.40%	—	—	—	—	—	—
Ultimate medical trend rate	—	—	—	—	—	—	5.00%	5.00%	5.00%

DOVER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts in thousands except share data and where otherwise indicated)

Future Estimates

Benefit Payments

Estimated future benefit payments to retirees, which reflect expected future service, are as follows:

	Qualified	Non-Qualified
	Defined	Supplemental	Post-Retirement
	Benefits	Benefits	Benefits

2011	$34,249	$17,670	$1,036
2012	35,124	12,593	1,065
2013	35,690	7,843	1,061
2014	35,891	3,612	1,052
2015	36,344	26,105	1,059
2016-2020	200,090	38,466	4,446

Contributions

Estimated contributions to be made during 2011 are as follows:

	Qualified	Non-Qualified
	Defined	Supplemental
	Benefits	Benefits

To plan assets	$40,000	$—
To plan participants	840	17,670

2011 Amortization Expense

Estimated amortization expense for 2011 related to amounts in Accumulated Other Comprehensive Earnings (Loss) at December 31, 2010 is as follows:

		Non-Qualified
	Qualified	Supplemental
	Defined Benefits	Benefits	Post-Retirement

Amortization of:
Prior service cost (income)	$1,424	$7,266	$(409)
Transition obligation	(42)	—	—
Recognized actuarial (gain) loss	9,613	—	(241)

Total	$10,995	$7,266	$(650)

Pension cost for all defined contribution, defined benefit, and supplemental plans was $78,513 for 2010, $72,884 for 2009 and $81,693 for 2008.

For post-retirement benefit measurement purposes, an 8.0% annual rate of increase in the per capita cost of covered benefits (i.e., health care cost trend rates) was assumed for 2011. The rate was assumed to decrease gradually to 5% by the year 2017 and remain at that level thereafter. The health care cost trend rate assumption can have an effect on the amounts reported. For example, increasing (decreasing) the assumed health care cost trend rates by one percentage point in each year would increase (decrease) the accumulated post-retirement benefit obligation as of December 31, 2010 by $397 ($380) and would have a negligible impact on the net post-retirement benefit cost for 2010.

The post-retirement benefit plans cover approximately 1,634 participants, approximately 778 of whom are eligible for medical benefits. The plans are effectively closed to new entrants. The post-retirement benefit

DOVER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts in thousands except share data and where otherwise indicated)

obligation amounts at December 31, 2010 and 2009 include approximately $3,529 and $4,767 in obligations, respectively, recorded in discontinued operations.

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

Electronic Technologies manufactures advanced micro-component products for the hearing aid, mobile phone and consumer electronics industries, high frequency capacitors, microwave electro-magnetic switches, radio frequency and microwave filters, electromagnetic products, and frequency control/select components. In addition, the segment builds sophisticated automated assembly and testing equipment for the electronics industry.

DOVER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts in thousands except share data and where otherwise indicated)

Selected financial information by market segment is as follows:

	For the Years Ended December 31,
	2010	2009	2008

REVENUE
Industrial Products	$1,847,811	$1,621,792	$2,459,505
Engineered Systems	2,229,675	1,861,936	2,010,350
Fluid Management	1,639,790	1,270,910	1,714,046
Electronic Technologies	1,423,664	1,026,954	1,396,131
Intra — segment eliminations	(8,292)	(5,903)	(11,144)

Total consolidated revenue	$7,132,648	$5,775,689	$7,568,888

EARNINGS FROM CONTINUING OPERATIONS
Segment Earnings:
Industrial Products	$226,385	$139,757	$299,740
Engineered Systems	301,906	227,268	278,553
Fluid Management	388,420	259,269	385,317
Electronic Technologies	250,428	83,694	193,641

Total segments	1,167,139	709,988	1,157,251
Corporate expense/other	(135,714)	(117,995)	(115,195)
Net interest expense	(106,341)	(100,375)	(96,037)

Earnings from continuing operations before provision for income taxes and discontinued operations	925,084	491,618	946,019

Provision for taxes	217,176	119,724	251,261

Earnings from continuing operations — total consolidated	$707,908	$371,894	$694,758

OPERATING MARGINS (pre-tax)
Segments:
Industrial Products	12.3%	8.6%	12.2%
Engineered Systems	13.5%	12.2%	13.9%
Fluid Management	23.7%	20.4%	22.5%
Electronic Technologies	17.6%	8.1%	13.9%
Total Segments	16.4%	12.3%	15.3%
Earnings from continuing operations	13.0%	8.5%	12.5%

Selected financial information by market segment (continued):

TOTAL ASSETS AT DECEMBER 31:	2010	2009	2008

Industrial Products	$1,925,495	$1,874,242	$2,069,743
Engineered Systems	1,886,100	1,818,750	1,729,331
Fluid Management	1,405,122	1,267,388	1,231,391
Electronic Technologies	1,830,833	1,751,826	1,820,173
Corporate (principally cash and equivalents and marketable securities)	1,448,211	1,053,496	963,494

Total continuing assets	8,495,761	7,765,702	7,814,132
Assets from discontinued operations	67,133	116,701	69,106

Consolidated total	$8,562,894	$7,882,403	$7,883,238

DOVER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts in thousands except share data and where otherwise indicated)

	For the Years Ended December 31,
DEPRECIATION and AMORTIZATION	2010	2009	2008

Industrial Products	$68,462	$71,453	$73,516
Engineered Systems	62,348	60,106	61,062
Fluid Management	61,263	54,023	49,962
Electronic Technologies	74,296	71,544	75,587
Corporate	2,037	1,097	1,027

Consolidated total	$268,406	$258,223	$261,154

CAPITAL EXPENDITURES
Industrial Products	$45,377	$23,750	$43,194
Engineered Systems	39,012	34,740	33,609
Fluid Management	46,399	34,424	61,054
Electronic Technologies	40,821	25,725	37,730
Corporate	11,608	1,370	208

Consolidated total	$183,217	$120,009	$175,795

	Revenue			Long-Lived Assets
	For the Years Ended December 31,			At December 31,
	2010	2009	2008	2010	2009

United States	$3,863,849	$3,257,152	$4,246,792	$551,763	$543,886
Europe	1,210,644	1,078,308	1,544,144	139,975	144,651
Other Americas	680,230	463,176	642,673	45,830	36,666
Total Asia	1,188,679	791,292	968,169	108,430	103,026
Other	189,246	185,761	167,110	1,191	693

	$7,132,648	$5,775,689	$7,568,888	$847,189	$828,922

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

The Company has the authority to issue up to 100,000 shares of $100 par value preferred stock and up to 500,000,000 shares of $1 par value common stock. None of the preferred stock has been issued. As of December 31, 2010 and 2009, 249,373,529 and 247,343,411 shares of common stock were issued, respectively. In addition, the Company had 62,885,348 and 60,467,393 shares in treasury, held at cost, as of December 31, 2010 and 2009, respectively.

Share Repurchases

2010

During the year ended December 31, 2010, the Company repurchased 2,335,500 shares of its common stock in the open market at an average price of $51.13 per share under the five-year, 10,000,000 share repurchase authorized

DOVER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts in thousands except share data and where otherwise indicated)

by the Board of Directors in May 2007 (the “five-year authorization”), leaving approximately 6.6 million shares available for repurchase as of the end of December 2010.

2009

The Company had no share repurchases in 2009. Approximately 8.9 million shares remained authorized for repurchase under the five-year authorization as of December 31, 2009.

2008

During the fourth quarter of 2007, the Board of Directors approved a $500 million share repurchase program authorizing repurchases of the Company’s common shares through the end of 2008. During the year ended December 31, 2008, the Company repurchased 10,000,000 shares of its common stock in the open market at an average price of $46.15 per share. As of December 31, 2008, all shares authorized by the program were purchased.

16.	Quarterly Data (Unaudited)

			Continuing Operations			Net Earnings
				Per Share -	Per Share -		Per Share -	Per Share -
Quarter	Revenue	Gross Profit	Earnings	Basic	Diluted	Net Earnings	Basic	Diluted

2010
First	$1,583,270	$612,157	$121,485	$0.65	$0.65	$108,127	$0.58	$0.58
Second	1,786,696	688,698	171,893	0.92	0.91	169,870	0.91	0.90
Third	1,887,141	711,685	222,759	1.19	1.18	223,759	1.20	1.19
Fourth	1,875,541	720,118	191,771	1.03	1.01	198,348	1.06	1.04

	$7,132,648	$2,732,658	$707,908	3.79	3.74	$700,104	3.75	3.70

2009
First	$1,379,086	$482,144	$61,096	$0.33	$0.33	$53,428	$0.29	$0.29
Second	1,390,331	493,310	100,874	0.54	0.54	97,080	0.52	0.52
Third	1,499,611	558,266	107,484	0.58	0.58	106,884	0.57	0.57
Fourth	1,506,661	565,434	102,440	0.55	0.55	99,046	0.53	0.53

	$5,775,689	$2,099,154	$371,894	2.00	1.99	$356,438	1.91	1.91

DOVER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts in thousands except share data and where otherwise indicated)

17.	Subsequent Events

The Company assessed events occurring subsequent to December 31, 2010 for potential recognition and disclosure in the consolidated financial statements. No events have occurred that would require adjustment to the consolidated financial statements.

In December 2010, the Company entered into an agreement with NXP Semiconductors N.V. to acquire the Sound Solutions business line for approximately $855 million. The transaction is subject to customary regulatory approvals and the satisfaction of normal closing conditions, and is expected to close around the end of the first quarter or early in the second quarter of 2011. Sound Solutions is one of the world’s leading manufacturers of dynamic speakers and receivers for cell phones and other consumer electronics, with annual unaudited 2010 revenue of approximately $330 million. The business will be incorporated into the Knowles business within the Dover Electronic Technologies segment, which will enhance the segment’s product offerings serving the high growth mobile handset market.

Effective January 3, 2011, the Company completed the acquisition of Harbison-Fischer, Inc., a Texas-based leading designer and manufacturer of down-hole rod pumps and related products for $402.5 million, subject to normal closing adjustments. Harbison-Fischer’s 2011 revenue is expected to be approximately $160 million. The business will become part of Norris Production Solutions, which is an operating unit of Dover’s Fluid Management segment.

Effective January 5, 2011, the Company completed the acquisition of Dosmatic, Inc., a Texas-based leading manufacturer of environmentally friendly, non-electric chemical metering equipment for approximately $14 million, subject to normal closing adjustments. The business will become part of Hydro Systems Company, which is also an operating unit of Dover’s Fluid Management segment.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 31, 2010, 2009 and 2008
(In thousands)

	Balance at	Acquired by	Charged to			Balance at
	Beginning of	Purchase or	Cost and	Accounts		End of
Allowance for Doubtful Accounts	Year	Merger	Expense (A)	Written Off	Other	Year

Year Ended December 31, 2010
Allowance for Doubtful Accounts	$41,832	113	(620)	(6,857)	(317)	$34,151
Year Ended December 31, 2009
Allowance for Doubtful Accounts	$32,647	—	17,260	(10,198)	2,123	$41,832
Year Ended December 31, 2008
Allowance for Doubtful Accounts	$32,211	40	12,040	(10,650)	(994)	$32,647

(A)	Net of recoveries on previously reserved or written-off balances.

	Balance at	Acquired by				Balance at
	Beginning of	Purchase or				End of
Deferred Tax Valuation Allowance	Year	Merger	Additions	Reductions	Other	Year

Year Ended December 31, 2010
Deferred Tax Valuation Allowance	$43,171	—	—	(5,035)	—	$38,136
Year Ended December 31, 2009
Deferred Tax Valuation Allowance	$55,486	—	2,875	(15,190)	—	$43,171
Year Ended December 31, 2008
Deferred Tax Valuation Allowance	$64,534	—	2,818	(7,554)	(4,312)	$55,486

	Balance at	Acquired by	Charged to			Balance at
	Beginning of	Purchase or	Cost and			End of
Inventory Reserves	Year	Merger	Expense	Reductions	Other	Year

Year Ended December 31, 2010
Inventory Reserves	$101,295	531	20,476	(15,395)	(1,436)	$105,471
Year Ended December 31, 2009
Inventory Reserves	$100,471	—	21,307	(21,869)	1,386	$101,295
Year Ended December 31, 2008
Inventory Reserves	$100,081	1,033	24,113	(22,920)	(1,836)	$100,471

	Balance at	Acquired by	Charged to			Balance at
	Beginning of	Purchase or	Cost and			End of
LIFO Reserve	Year	Merger	Expense	Reductions	Other	Year

Year Ended December 31, 2010 LIFO Reserve	$49,061	—	1,964	—	—	$51,025
Year Ended December 31, 2009 LIFO Reserve	$58,810	—	—	(9,749)	—	$49,061
Year Ended December 31, 2008 LIFO Reserve	$51,988	—	6,822	—	—	$58,810

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act were effective as of December 31, 2010 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and (ii) accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Controls

During the fourth quarter of 2010, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The information with respect to the directors and the board committees of the Company required to be included pursuant to this Item 10 is included in the 2011 Proxy Statement which will be filed with the Securities and Exchange Commission pursuant to Rule 14a-6 under the Exchange Act in accordance with applicable SEC deadlines, and is incorporated in this Item 10 by reference. The information with respect to the executive officers of the Company required to be included pursuant to this Item 10 is included under the caption “Executive Officers of the Registrant” in Part I of this Form 10-K and is incorporated in this Item 10 by reference.

The information with respect to Section 16(a) reporting compliance required to be included in this Item 10 is included in the 2011 Proxy Statement and is incorporated in this Item 10 by reference.

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

The information with respect to executive compensation required to be included pursuant to this Item 11 is included in the 2011 Proxy Statement and is incorporated in this Item 11 by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information regarding security ownership of certain beneficial owners and management that is required to be included pursuant to this Item 12 is included in the 2011 Proxy Statement and is incorporated in this Item 12 by reference.

EQUITY COMPENSATION PLANS

The Equity Compensation Plan Table below presents information regarding the Company’s equity compensation plans at December 31, 2010:

	(a)	(b)	(c)
Number of Securities
Remaining Available
	Number of Securities	Weighted-Average	for Future Issuance
	to be Issued Upon	Exercise Price of	Under Equity
	Exercise of	Outstanding	Compensation Plans
	Outstanding Options,	Options, Warrants	(Excluding Securities
Plan Category	Warrants and Rights	and Rights	Reflected in Column (a))

Equity compensation plans approved by stockholders	12,474,600	$39.68	8,259,949
Equity compensation plans not approved by stockholders	—	—	—
Total	12,474,600	$39.68	8,259,949

The Company has three compensation plans under which equity securities of the Company have been authorized for issuance and have been issued to employees and to non-employee directors. These are the 1995 Incentive Stock Option Plan and 1995 Cash Performance Program (the “1995 Plan”), the 2005 Equity and Cash Incentive Plan (the “2005 Plan”) and the 1996 Non-Employee Directors’ Stock Compensation Plan (the “Directors’ Plan”). The information regarding these plans that is required to be included pursuant to this Item 12 is included in the 2011 Proxy Statement and is incorporated in this Item 12 by reference. The table above does not reflect shares eligible for issuance under the 1996 Non-Employee Directors’ Stock Compensation Plan, which does not specify a maximum number of shares issuable under it.

Item 13.	Certain Relationships and Related Transactions and Director Independence

The information with respect to any reportable transaction, business relationship or indebtedness between the Company and the beneficial owners of more than 5% of the Common Stock, the directors or nominees for director of the Company, the executive officers of the Company or the members of the immediate families of such individuals that are required to be included pursuant to this Item 13 is included in the 2011 Proxy Statement and is incorporated in this Item 13 by reference.

Item 14.	Principal Accountant Fees and Services

The information with respect to the Company’s relationship with its independent registered public accounting firm and fees paid thereto required to be included pursuant to this Item 14 is included in the 2011 Proxy Statement and is incorporated in this Item 14 by reference.

The information with respect to audit committee pre-approval policies and procedures required to be included pursuant to this Item 14 is included in the 2011 Proxy Statement and is incorporated in this Item 14 by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)(1) Financial Statements

Financial Statements covered by the Report of Independent Registered Public Accounting Firm:

(A) Consolidated Statements of Operations for the years ended December 31, 2010, 2009 and 2008.

(B) Consolidated Balance Sheets as of December 31, 2010 and 2009.

(C) Consolidated Statements of Shareholders’ Equity and Comprehensive Earnings for the years ended December 31, 2010, 2009 and 2008.

(D) Consolidated Statements of Cash Flows for the years ended December 31, 2010, 2009 and 2008.

(E) Notes to consolidated financial statements.

(2) Financial Statement Schedule

The following financial statement schedule is included in Item No. 8 of this report on Form 10-K:

•	Schedule II — Valuation and Qualifying Accounts

All other schedules are not required and have been omitted.

(3) Not covered by the Report of Independent Registered Public Accounting Firm:

Quarterly financial data (unaudited)

(4) See (b) below.

(b) Exhibits:

(2.1)		Sale and Purchase Agreement, dated as of December 22, 2010, between the Company, NXP B.V., Knowles Electronics, LLC, EFF Acht Beteiligungsverwaltung GmbH and NXP Semiconductors N.V.**
(3	)(i)(a)	Restated Certificate of Incorporation, filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the Period Ended June 30, 1998 (SEC File No. 001-04018), is incorporated by reference.
(3	)(i)(b)	Certificate of Correction to the Restated Certificate of Incorporation dated as of January 24, 2003, filed as Exhibit 3(i) to the Company’s Current Report on Form 8-K filed February 28, 2003 (SEC File No. 001-04018), is incorporated by reference.
(3	)(ii)	By-Laws of the Company as amended and restated as of November 6, 2008, filed as Exhibit 3(ii) to the Company’s Current Report on Form 8-K filed November 12, 2008 (SEC File No. 001-04018), are incorporated by reference.

(4.1)	Indenture, dated as of June 8, 1998 between the Company and The First National Bank Chicago, as Trustee, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed June 12, 1998 (SEC File No. 001-04018), is incorporated by reference.
(4.2)	Form of 6.65% Debentures due June 1, 2028 ($200,000,000 aggregate principal amount), filed as Exhibit 4.4 to the Company’s Current Report on Form 8-K filed June 12, 1998 (SEC File No. 001-04018), is incorporated by reference.
(4.3)	Form of 6.50% Notes due February 15, 2011 ($400,000,000 aggregate principal amount), filed as Exhibit 4.3 to the Company’s current report on Form 8-K filed February 12, 2001 (SEC File No. 001-04018), is incorporated by reference.
(4.4)	Indenture, dated as of February 8, 2001 between the Company and BankOne Trust Company, N.A., as trustee, filed as Exhibit 4.1 to the Company’s current report on Form 8-K filed February 12, 2001 (SEC File No. 001-04018), is incorporated by reference.
(4.5)	First Supplemental Indenture among the Company, J.P. Morgan Trust Company, National Association, as original trustee, and The Bank of New York, as Trustee, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed October 12, 2005 (SEC File No. 001-04018) is incorporated by reference.
(4.6)	Form of 4.875% Notes due October 15, 2015 ($300,000,000 aggregate principal amount), filed as exhibit 4.2 to the Company’s Current Report on Form 8-K filed October 12, 2005 (SEC File No. 001-04018) is incorporated by reference.
(4.7)	Form of 5.375% Debentures due October 15, 2035 ($300,000,000 aggregate principal amount), filed as exhibit 4.3 to the Company’s Current Report on Form 8-K filed October 12, 2005 (SEC File No. 001-04018) is incorporated by reference.
(4.8)	Second Supplemental Indenture between the Company and The Bank of New York, as trustee, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed March 14, 2008 (SEC File No. 001-040018) is incorporated by reference.
(4.9)	Form of Global Note representing the 5.45% Notes due March 15, 2018 ($350,000,000 aggregate principal amount), filed as exhibit 4.2 to the Company’s Current Report on Form 8-K filed March 14, 2008 (SEC File No. 001-04018) is incorporated by reference.
(4.10)	Form of Global Note representing 6.60% Notes due March 15, 2038 ($250,000,000) aggregate principal amount) filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K filed March 14, 2008 (SEC File No. 001-04018) is incorporated by reference.
The Company agrees to furnish to the Securities and Exchange Commission upon request, a copy of any instrument with respect to long-term debt under which the total amount of securities authorized does not exceed 10 percent of the total consolidated assets of the Company.
(10.1)	Employee Savings and Investment Plan, filed as Exhibit 99 to Registration Statement on Form S-8 (SEC File No. 33-01419), is incorporated by reference.*
(10.2)	Amended and Restated 1996 Non-Employee Directors’ Stock Compensation Plan, filed as Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 (SEC File No. 001-04018) is incorporated by reference.
(10.3)	Executive Officer Annual Incentive Plan, as amended and restated as of January 1, 2009, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed May 13, 2009 (SEC File No. 001-04018) is incorporated by reference.*
(10.4)	Executive Change in Control Agreement as amended and restated as of January 1, 2009, filed as Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (SEC File No. 001-04018) is incorporated by reference.*
(10.5)	1995 Incentive Stock Option Plan and 1995 Cash Performance Program, as amended as of May 4, 2006 with respect to all awards then outstanding, filed as Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 (SEC File No. 001-04018) is incorporated by reference.*
(10.6)	Deferred Compensation Plan, as amended and restated as of January 1, 2009, filed as Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (SEC File No. 001-04018) is incorporated by reference.*
(10.7)	2005 Equity and Cash Incentive Plan, as amended as of January 1, 2009, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 13, 2009 (SEC File No. 001-04018) is incorporated by reference.*
(10.8)	Form of award grant letter for SSAR grants made under 2005 Equity and Cash Incentive Plan.*

(10.9)	Form of award grant letter for cash performance awards made under the 2005 Equity and Cash Incentive Plan.*
(10.10)	Form of award grant letter for performance share awards made under the 2005 Equity and Cash Incentive Plan.*
(10.11)	Pension Replacement Plan (formerly the Supplemental Executive Retirement Plan), as amended and restated as of January 1, 2010, filed as Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 (SEC File No. 001-04018) is incorporated by reference.*
(10.12)	Letter Agreement between Ronald L. Hoffman and the Company, dated November 28, 2008, filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed November 26, 2008 (SEC File No. 001-04018) is incorporated by reference.*
(10.13)	Letter Agreement between Robert G. Kuhbach and the Company, dated November 13, 2009, filed as Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 (SEC File No. 001-04018) is incorporated by reference.*
(10.14)	Five-year Credit Agreement dated as of November 9, 2007 by and among Dover Corporation, the Lenders listed therein, the Borrowing Subsidiaries party thereto, JPMorgan Chase Bank, N.A as Administrative Agent, Deutsche Bank Securities Inc. as Syndication Agent, and Bank of America, N.A., The Royal Bank of Scotland plc and Wachovia Bank, National Association as Documented Agents, filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed November 14, 2007 (SEC File No. 001-04018), is incorporated by reference.
(10.15)	Form of award grant letter for restricted stock awards made under the 2005 Equity and Cash Incentive Plan.*
(10.16)	Amendment No. 1 to the Executive Employee Supplemental Retirement Agreement with Robert A. Livingston, Jr., filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed March 3, 2010 (SEC File No. 001-04018), is incorporated by reference.*
(10.17)	Executive Severence Plan.*
(10.18)	Senior Executive Change-in-Control Severence Plan.*
(14)	Dover Corporation Code of Ethics for Chief Executive Officer and Senior Financial Officers, filed as Exhibit 14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 (SEC File No. 001-04018), is incorporated by reference.
(21)	Subsidiaries of Dover.
(23)	Consent of Independent Registered Public Accounting Firm.
(24)	Power of Attorney (included in signature page).
(31.1)	Certification pursuant to Rule 13a-14 of the Securities and Exchange Act of 1934, as amended, signed and dated by Brad M. Cerepak.
(31.2)	Certification pursuant to Rule 13a-14 of the Securities and Exchange Act of 1934, as amended, signed and dated by Robert A. Livingston.
(32)	Certification pursuant to 18 U.S.C. Section 1350, signed and dated by Brad M. Cerepak and Robert A. Livingston.
(101)	The following materials from Dover Corporation’s Annual Report on Form 10-K for the year ended December 31, 2010 formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Operations for the three years ended December 31, 2010, (ii) the Consolidated Balance Sheets at December 31, 2010 and 2009, (iii) the Consolidated Statements of Stockholders’ Equity for the three years ended December 31, 2010, (iv) the Consolidated Statements of Cash Flows for the three years ended December 31, 2010, (v) Notes to the Consolidated Financial Statements, and (vi) Financial Statement Schedule of Valuation and Qualifying Accounts.***

*	Executive compensation plan or arrangement.

**	Confidential treatment requested.

***	In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Annual Report on Form 10-K shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

(d)	Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned thereunto duly authorized.

Dover Corporation

By:	/s/ Robert A. Livingston
Robert A. Livingston
President and Chief Executive Officer

Date: February 11, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated. Each of the undersigned, being a director or officer of Dover Corporation (the “Company”), hereby constitutes and appoints Robert A. Livingston, Brad M. Cerepak and Joseph W. Schmidt, and each of them (with full power to each of them to act alone), his or her true and lawful attorney-in-fact and agent for him or her and in his or her name, place and stead in any and all capacities, to sign the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 under the Securities Exchange Act of 1934, as amended, and any and all amendments thereto, and to file the same with all exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission and any other appropriate authority, granting unto such attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing required and necessary to be done in and about the premises in order to effectuate the same as fully to all intents and purposes as he or she might or could do if personally present, hereby ratifying and confirming all that such attorneys-in-fact and agents, or any of them, may lawfully do or cause to be done by virtue hereof.

Signature	Title	Date

/s/ Robert W. Cremin Robert W. Cremin	Chairman, Board of Directors	February 11, 2011

/s/ Robert A. Livingston Robert A. Livingston	Chief Executive Officer, President and Director (Principal Executive Officer)	February 11, 2011

/s/ Brad M. Cerepak Brad M. Cerepak	Vice President and Chief Financial Officer (Principal Financial Officer)	February 11, 2011

/s/ Raymond T. Mckay, Jr. Raymond T. McKay, Jr.	Vice President, Controller (Principal Accounting Officer)	February 11, 2011

/s/ David H. Benson David H. Benson	Director	February 11, 2011

/s/ Jean-Pierre M. Ergas Jean-Pierre M. Ergas	Director	February 11, 2011

Signature	Title	Date

/s/ Peter T. Francis Peter T. Francis	Director	February 11, 2011

/s/ Kristiane C. Graham Kristiane C. Graham	Director	February 11, 2011

/s/ James L. Koley James L. Koley	Director	February 11, 2011

/s/ Richard K. Lochridge Richard K. Lochridge	Director	February 11, 2011

/s/ Bernard G. Rethore Bernard G. Rethore	Director	February 11, 2011

/s/ Michael B. Stubbs Michael B. Stubbs	Director	February 11, 2011

/s/ Stephen M. Todd Stephen M. Todd	Director	February 11, 2011

/s/ Stephen K. Wagner Stephen K. Wagner	Director	February 11, 2011

/s/ Mary A. Winston Mary A. Winston	Director	February 11, 2011

EXHIBIT INDEX

(2.1)		Sale and Purchase Agreement, dated as of December 22, 2010, between the Company, NXP B.V., Knowles Electronics, LLC, EFF Acht Beteiligungsverwaltung GmbH and NXP Semiconductors N.V.**
(3	)(i)(a)	Restated Certificate of Incorporation, filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the Period Ended June 30, 1998 (SEC File No. 001-04018), is incorporated by reference.
(3	)(i)(b)	Certificate of Correction to the Restated Certificate of Incorporation dated as of January 24, 2003, filed as Exhibit 3(i) to the Company’s Current Report on Form 8-K filed February 28, 2003 (SEC File No. 001-04018), is incorporated by reference.
(3	)(ii)	By-Laws of the Company as amended and restated as of November 6, 2008, filed as Exhibit 3(ii) to the Company’s Current Report on Form 8-K filed November 12, 2008 (SEC File No. 001-04018), are incorporated by reference.
(4.1)		Indenture, dated as of June 8, 1998 between the Company and The First National Bank Chicago, as Trustee, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed June 12, 1998 (SEC File No. 001-04018), is incorporated by reference.
(4.2)		Form of 6.65% Debentures due June 1, 2028 ($200,000,000 aggregate principal amount), filed as Exhibit 4.4 to the Company’s Current Report on Form 8-K filed June 12, 1998 (SEC File No. 001-04018), is incorporated by reference.
(4.3)		Form of 6.50% Notes due February 15, 2011 ($400,000,000 aggregate principal amount), filed as Exhibit 4.3 to the Company’s current report on Form 8-K filed February 12, 2001 (SEC File No. 001-04018), is incorporated by reference.
(4.4)		Indenture, dated as of February 8, 2001 between the Company and BankOne Trust Company, N.A., as trustee, filed as Exhibit 4.1 to the Company’s current report on Form 8-K filed February 12, 2001 (SEC File No. 001-04018), is incorporated by reference.
(4.5)		First Supplemental Indenture among the Company, J.P. Morgan Trust Company, National Association, as original trustee, and The Bank of New York, as Trustee, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed October 12, 2005 (SEC File No. 001-04018) is incorporated by reference.
(4.6)		Form of 4.875% Notes due October 15, 2015 ($300,000,000 aggregate principal amount), filed as exhibit 4.2 to the Company’s Current Report on Form 8-K filed October 12, 2005 (SEC File No. 001-04018) is incorporated by reference.
(4.7)		Form of 5.375% Debentures due October 15, 2035 ($300,000,000 aggregate principal amount), filed as exhibit 4.3 to the Company’s Current Report on Form 8-K filed October 12, 2005 (SEC File No. 001-04018) is incorporated by reference.
(4.8)		Second Supplemental Indenture between the Company and The Bank of New York, as trustee, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed March 14, 2008 (SEC File No. 001-040018) is incorporated by reference.
(4.9)		Form of Global Note representing the 5.45% Notes due March 15, 2018 ($350,000,000 aggregate principal amount), filed as exhibit 4.2 to the Company’s Current Report on Form 8-K filed March 14, 2008 (SEC File No. 001-04018) is incorporated by reference.
(4.10)		Form of Global Note representing 6.60% Notes due March 15, 2038 ($250,000,000) aggregate principal amount) filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K filed March 14, 2008 (SEC File No. 001-04018) is incorporated by reference.
The Company agrees to furnish to the Securities and Exchange Commission upon request, a copy of any instrument with respect to long-term debt under which the total amount of securities authorized does not exceed 10 percent of the total consolidated assets of the Company.
(10.1)		Employee Savings and Investment Plan, filed as Exhibit 99 to Registration Statement on Form S-8 (SEC File No. 33-01419), is incorporated by reference.*
(10.2)		Amended and Restated 1996 Non-Employee Directors’ Stock Compensation Plan, filed as Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 (SEC File No. 001-04018) is incorporated by reference.

(10.3)	Executive Officer Annual Incentive Plan, as amended and restated as of January 1, 2009, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed May 13, 2009 (SEC File No. 001-04018) is incorporated by reference.*
(10.4)	Executive Change in Control Agreement as amended and restated as of January 1, 2009, filed as Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (SEC File No. 001-04018) is incorporated by reference.*
(10.5)	1995 Incentive Stock Option Plan and 1995 Cash Performance Program, as amended as of May 4, 2006 with respect to all awards then outstanding, filed as Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 (SEC File No. 001-04018) is incorporated by reference.*
(10.6)	Deferred Compensation Plan, as amended and restated as of January 1, 2009, filed as Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (SEC File No. 001-04018) is incorporated by reference.*
(10.7)	2005 Equity and Cash Incentive Plan, as amended as of January 1, 2009, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 13, 2009 (SEC File No. 001-04018) is incorporated by reference.*
(10.8)	Form of award grant letter for SSAR grants made under 2005 Equity and Cash Incentive Plan.*
(10.9)	Form of award grant letter for cash performance awards made under the 2005 Equity and Cash Incentive Plan.*
(10.10)	Form of award grant letter for performance share awards made under the 2005 Equity and Cash Incentive Plan.*.
(10.11)	Pension Replacement Plan (formerly the Supplemental Executive Retirement Plan), as amended and restated as of January 1, 2010, filed as Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 (SEC File No. 001-04018) is incorporated by reference.*
(10.12)	Letter Agreement between Ronald L. Hoffman and the Company, dated November 28, 2008, filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed November 26, 2008 (SEC File No. 001-04018) is incorporated by reference.*
(10.13)	Letter Agreement between Robert G. Kuhbach and the Company, dated November 13, 2009, filed as Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 (SEC File No. 001-04018) is incorporated by reference.*
(10.14)	Five-year Credit Agreement dated as of November 9, 2007 by and among Dover Corporation, the Lenders listed therein, the Borrowing Subsidiaries party thereto, JPMorgan Chase Bank, N.A as Administrative Agent, Deutsche Bank Securities Inc. as Syndication Agent, and Bank of America, N.A., The Royal Bank of Scotland plc and Wachovia Bank, National Association as Documented Agents, filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed November 14, 2007 (SEC File No. 001-04018), is incorporated by reference.
(10.15)	Form of award grant letter for restricted stock awards made under the 2005 Equity and Cash Incentive Plan.*
(10.16)	Amendment No. 1 to the Executive Employee Supplemental Retirement Agreement with Robert A. Livingston, Jr., filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed March 3, 2010 (SEC File No. 001-04018), is incorporated by reference.*
(10.17)	Executive Severence Plan.*
(10.18)	Senior Executive Change-in-Control Severence Plan.*
(14)	Dover Corporation Code of Ethics for Chief Executive Officer and Senior Financial Officers, filed as Exhibit 14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 (SEC File No. 001-04018), is incorporated by reference.
(21)	Subsidiaries of Dover.
(23)	Consent of Independent Registered Public Accounting Firm.
(24)	Power of Attorney (included in signature page).
(31.1)	Certification pursuant to Rule 13a-14 of the Securities and Exchange Act of 1934, as amended, signed and dated by Brad M. Cerepak.

(31.2)	Certification pursuant to Rule 13a-14 of the Securities and Exchange Act of 1934, as amended, signed and dated by Robert A. Livingston.
(32)	Certification pursuant to 18 U.S.C. Section 1350, signed and dated by Brad M. Cerepak and Robert A. Livingston.
(101)	The following materials from Dover Corporation’s Annual Report on Form 10-K for the year ended December 31, 2010 formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Operations for the three years ended December 31, 2010, (ii) the Consolidated Balance Sheets at December 31, 2010 and 2009, (iii) the Consolidated Statements of Stockholders’ Equity for the three years ended December 31, 2010, (iv) the Consolidated Statements of Cash Flows for the three years ended December 31, 2010, (v) Notes to the Consolidated Financial Statements, and (vi) Financial Statement Schedule of Valuation and Qualifying Accounts.***

*	Executive compensation plan or arrangement.

**	Confidential treatment requested.

***	In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Annual Report on Form 10-K shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

(d)	Not applicable.