Form 10-Q
period 2011-03-31
DOVER Corp
filed 2011-04-21
CIK 29905

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT
PURSUANT TO SECTION 13 or 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
Commission File Number: 1-4018
Dover Corporation
(Exact name of registrant as specified in its charter)

Delaware	53-0257888
(State of Incorporation)	(I.R.S. Employer Identification No.)

3005 Highland Parkway, Suite 200
Downers Grove, Illinois	60515
(Address of principal executive offices)	(Zip Code)
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
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of the Registrant’s common stock as of April 15, 2011 was 186,579,104.

Dover Corporation
Form 10-Q

(All other schedules are not required and have been omitted.)

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
DOVER CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(in thousands, except per share figures)
(unaudited)

	Three Months Ended March 31,
	2011	2010
Revenue	$1,959,021	$1,583,270
Cost of goods and services	1,210,196	971,113

Gross profit	748,825	612,157
Selling and administrative expenses	478,519	409,169

Operating earnings	270,306	202,988
Interest expense, net	28,286	27,169
Other expense (income), net	1,220	(1,241)

Earnings before provision for income taxes and discontinued operations	240,800	177,060
Provision for income taxes	57,494	55,575

Earnings from continuing operations	183,306	121,485
Gain (loss) from discontinued operations, net	11,599	(13,358)

Net earnings	$194,905	$108,127

Basic earnings (loss) per common share:
Earnings from continuing operations	$0.98	$0.65
Gain (loss) from discontinued operations, net	0.06	(0.07)
Net earnings	1.04	0.58

Weighted average shares outstanding	186,659	187,093

Diluted earnings (loss) per common share:
Earnings from continuing operations	$0.96	$0.65
Gain (loss) from discontinued operations, net	0.06	(0.07)
Net earnings	1.03	0.58

Weighted average shares outstanding	190,090	187,886

Dividends paid per common share	$0.275	$0.26

The following table is a reconciliation of the share amounts used in computing earnings per share:

	Three Months Ended March 31,
	2011	2010
Weighted average shares outstanding — Basic	186,659	187,093
Dilutive effect of assumed exercise of employee stock options, SARs and performance shares	3,431	793

Weighted average shares outstanding — Diluted	190,090	187,886

Anti-dilutive options/SARs excluded from diluted EPS computation	1,524	2,928
See Notes to Condensed Consolidated Financial Statements

DOVER CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEET
(in thousands)
(unaudited)

	March 31, 2011	December 31, 2010
Current assets:
Cash and equivalents	$1,378,119	$1,187,361
Short-term investments	—	121,734
Receivables, net of allowances of $35,793 and $34,151	1,213,348	1,087,704
Inventories, net	845,230	714,110
Prepaid and other current assets	73,303	61,242
Deferred tax asset	81,317	89,720

Total current assets	3,591,317	3,261,871

Property, plant and equipment, net	905,649	847,189
Goodwill	3,616,161	3,368,033
Intangible assets, net	1,068,617	907,523
Other assets and deferred charges	112,505	111,145
Assets of discontinued operations	65,894	67,133

Total assets	$9,360,143	$8,562,894

Current liabilities:
Notes payable and current maturities of long-term debt	$39,603	$16,925
Accounts payable	591,989	469,038
Accrued compensation and employee benefits	206,884	275,947
Accrued insurance	98,230	112,198
Other accrued expenses	241,122	240,786
Federal and other taxes on income	96,022	79,492

Total current liabilities	1,273,850	1,194,386

Long-term debt	2,185,991	1,790,886
Deferred income taxes	459,677	381,297
Other liabilities	613,237	564,121
Liabilities of discontinued operations	83,344	105,642
Commitments and contingent liabilities
Stockholders’ Equity:
Total stockholders’ equity	4,744,044	4,526,562

Total liabilities and stockholders’ equity	$9,360,143	$8,562,894

See Notes to Condensed Consolidated Financial Statements

DOVER CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

			Accumulated
	Common	Additional	Other			Total
	Stock	Paid-In	Comprehensive	Retained	Treasury	Stockholders’
	$1 Par Value	Capital	Earnings (Loss)	Earnings	Stock	Equity
Balance at December 31, 2010	$249,361	$596,457	$50,161	$5,953,027	$(2,322,444)	$4,526,562
Net earnings	—	—	—	194,905	—	194,905
Dividends paid	—	—	—	(51,341)	—	(51,341)
Common stock issued for options exercised	637	15,292	—	—	—	15,929
Tax benefit from the exercise of stock options	—	3,970	—	—	—	3,970
Stock-based compensation expense	—	8,726	—	—	—	8,726
Common stock acquired	—	—	—	—	(29,214)	(29,214)
Translation of foreign financial statements	—	—	72,184	—	—	72,184
Other, net of tax	—	2,846	(523)	—	—	2,323

Balance at March 31, 2011	$249,998	$627,291	$121,822	$6,096,591	$(2,351,658)	$4,744,044

Preferred Stock; $100 par value per share; 100,000 shares authorized; no shares issued.
See Notes to Condensed Consolidated Financial Statements

DOVER CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2011	2010
Operating Activities of Continuing Operations

Net earnings	$194,905	$108,127

Adjustments to reconcile net earnings to net cash from operating activities:
(Gain) loss from discontinued operations	(11,599)	13,358
Depreciation and amortization	73,687	65,940
Stock-based compensation	8,266	7,022
Gain on sale of assets	(2,081)	(625)
Cash effect of changes in current assets and liabilities (excluding effects of acquisitions, dispositions and foreign exchange):
Accounts receivable	(82,869)	(127,517)
Inventories	(66,737)	(55,347)
Prepaid expenses and other assets	(10,105)	4,635
Accounts payable	107,515	87,996
Accrued expenses	(100,113)	(36,644)
Accrued and deferred taxes, net	26,466	43,054
Other, net	(4,726)	(22,933)

Net cash provided by operating activities of continuing operations	132,609	87,066

Investing Activities of Continuing Operations
Proceeds from sale of short-term investments	124,410	173,697
Purchase of short-term investments	—	(291,687)
Proceeds from the sale of property, plant and equipment	3,119	3,253
Additions to property, plant and equipment	(52,650)	(39,336)
Proceeds from the sales of businesses	4,871	6,000
Acquisitions (net of cash acquired)	(423,998)	—

Net cash used in investing activities of continuing operations	(344,248)	(148,073)

Financing Activities of Continuing Operations
Change in notes payable, net	23,003	127,500
Reduction of long-term debt	(400,442)	—
Proceeds from long-term debt, net of discount and issuance costs	788,971	—
Purchase of common stock	(29,214)	(28,701)
Proceeds from exercise of stock options and SARs, including tax benefits	19,899	19,448
Dividends to stockholders	(51,341)	(48,696)

Net cash provided by financing activities of continuing operations	350,876	69,551

Cash Flows from Discontinued Operations
Net cash used in operating activities of discontinued operations	(5,460)	(1,025)
Net cash used in investing activities of discontinued operations	—	(140)

Net cash used in discontinued operations	(5,460)	(1,165)

Effect of exchange rate changes on cash and cash equivalents	56,981	(31,449)

Net increase (decrease) in cash and cash equivalents	190,758	(24,070)
Cash and cash equivalents at beginning of period	1,187,361	714,365

Cash and cash equivalents at end of period	$1,378,119	$690,295

See Notes to Condensed Consolidated Financial Statements

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(in thousands, unless otherwise indicated)
1. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements, in accordance with Securities and Exchange Commission (“SEC”) rules for interim periods, do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements and should be read in conjunction with the Dover Corporation (“Dover” or the “Company”) Annual Report on Form 10-K for the year ended December 31, 2010, which provides a more complete understanding of the Company’s accounting policies, financial position, operating results, business properties and other matters. The year-end condensed consolidated balance sheet was derived from audited financial statements. It is the opinion of management that these financial statements reflect all adjustments necessary for a fair statement of the interim results. The results of operations of any interim period are not necessarily indicative of the results of operations for the full year.
2. Acquisitions
The following table details the acquisitions made during the three months ended March 31, 2011.
2011 Acquisitions

Date	Type	Company / Product Line Acquired	Location (Near)	Segment	Platform	Company
3-Jan	Stock	Harbison-Fischer, Inc.	Crowley, TX	Fluid Management	Energy	Norris Production Solutions
Designer and manufacturer of down-hole rod pumps and related products used in artificial lift applications around the world.

5-Jan	Asset/Stock	Dosmatic, Inc.	Carrollton, TX	Fluid Management	Fluid Solutions	Hydro Systems
Manufacturer of non-electric chemical metering equipment used in agricultural, horticulture and other industrial market segments.

26-Jan	Stock	TAGC Limited LLC	Muscat, Oman	Fluid Management	Energy	Norris Production Solutions
Oilfield services provider, servicing both conventional and coiled sucker rod wells in the Middle East.

28-Jan	Asset	EnviroGear Product Line	Franklin Park, IL	Fluid Management	Fluid Solutions	Pump Solutions Group
Manufacturer of magnetically coupled internal gear pumps used in a wide range of industrial manufacturing.
The Company acquired these businesses in four separate transactions for an aggregate purchase price of $423,998, net of cash acquired. The 2011 acquisitions are wholly-owned, with the exception of TAGC Limited LLC in which the Company acquired a 60% controlling interest. The non-controlling interest in TAGC Limited LLC is not material. The Unaudited Condensed Consolidated Statement of Operations includes the results of these businesses from the dates of acquisition. The aggregate revenue of the 2011 acquisitions included in the Company’s consolidated revenue totaled $43,254 for the three months ended March 31, 2011.
The Company has substantially finalized its appraisals of tangible and intangible assets and its evaluation of the purchase price allocations for the 2011 acquisitions, with the exception of certain inventory valuations relating to the Harbison-Fischer acquisition. Accordingly, management has used its best estimates for the purchase price allocations as of the date of these financial statements and any subsequent revisions during the measurement period are not expected to be significant.
The following presents the allocation of the acquisition cost to the assets acquired and liabilities assumed, based on their estimated fair values:

Current assets, net of cash acquired	$81,848
Property, plant and equipment	41,487
Goodwill	234,962
Intangible assets	190,550
Other	(1,118)
Total liabilities	(123,731)

Net assets acquired	423,998

As a result of these acquisitions, the Company recorded approximately $178,271 of customer-related intangible assets (weighted average lives of 12 years), $8,535 of trademarks (weighted average lives of 11 years), and $3,744 of other

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(in thousands, unless otherwise indicated)
intangibles (weighted average lives of 7 years). The 2011 acquisitions resulted in the recognition of goodwill totaling $234,962, of which $3,856 is expected to be deductible for tax purposes.
Each of the businesses acquired in 2011 manufacture products and/or provide services in the energy and fluid solutions markets, each growth areas for the Company. These businesses were acquired to complement and expand upon existing operations within the Fluid Management segment. As such, the goodwill identified by the acquisitions reflects the benefits expected to be derived from product line expansion and operational synergies.
In accordance with ASU 2010-29, “Disclosure of Supplementary Pro Forma Information for Business Combinations,” the following unaudited pro forma information illustrates the effect on the Company’s revenue and net earnings for the three months ended March 31, 2011 and 2010, assuming that the 2011 acquisitions had taken place at the beginning of 2010. As a result, the supplemental pro forma net earnings reflect adjustments to the net earnings as reported in the Unaudited Condensed Consolidated Statement of Operations for the three months ended March 31, 2011 to exclude $1,691 of nonrecurring expense (after-tax) related to the fair value adjustments to acquisition-date inventory. The supplemental pro forma earnings for the comparable 2010 period were adjusted to include these charges. The 2011 and 2010 supplemental pro forma earnings are also adjusted to reflect the comparable impact of additional depreciation and amortization expense (net of tax) resulting from the fair value measurement of tangible and intangible assets relating to 2011 and 2010 acquisitions.

	Three Months Ended March 31,
	2011	2010
Revenue from continuing operations:
As reported	$1,959,021	$1,583,270
Pro forma	1,960,446	1,638,599
Net earnings from continuing operations:
As reported	$183,306	$121,485
Pro forma	185,141	124,986
Basic earnings per share from continuing operations:
As reported	$0.98	$0.65
Pro forma	0.99	0.67
Diluted earnings per share from continuing operations:
As reported	$0.96	$0.65
Pro forma	0.97	0.67
These pro forma results of operations have been prepared for comparative purposes only, and they do not purport to be indicative of the results of operations that actually would have resulted had the acquisitions occurred on the dates indicated or that may result in the future.
As previously disclosed, the Company signed a definitive agreement in December 2010 to acquire the Sound Solutions business of NXP Semiconductors N.V. for approximately $855 million. The Company had announced its expectation that the transaction would close around the end of the first quarter or early in the second quarter of 2011, subject to customary regulatory approvals and the satisfaction of other normal customary closing conditions. A non-US antitrust regulatory agency has requested additional briefings in connection with its review of the transaction. As a result, the Company currently anticipates a closing no earlier than mid-second quarter of 2011, subject to satisfaction of customary closing conditions, including regulatory approvals. Sound Solutions is one of the world’s leading manufacturers of dynamic speakers and receivers for cell phones and other consumer electronics. The business will be incorporated into the Knowles business within the Dover Electronic Technologies segment, which will enhance the segment’s product offerings serving the high growth handset market.

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(in thousands, unless otherwise indicated)
3. Inventories, net
The following table reflects the components of inventory:

	March 31, 2011	December 31, 2010
Raw materials	$387,445	$349,628
Work in progress	193,659	161,597
Finished goods	316,798	253,910

Subtotal	897,902	765,135
Less LIFO reserve	52,672	51,025

Total	$845,230	$714,110

4. Property, Plant and Equipment, net
The following table details the components of property, plant and equipment, net:

	March 31, 2011	December 31, 2010
Land	$56,781	$50,760
Buildings and improvements	596,006	567,941
Machinery, equipment and other	1,991,867	1,921,509

	2,644,654	2,540,210
Accumulated depreciation	(1,739,005)	(1,693,021)

Total	$905,649	$847,189

5. Financial Instruments
Derivatives
The Company is exposed to market risk for changes in foreign currency exchange rates due to the global nature of its operations. In order to manage this risk the Company has hedged portions of its forecasted sales and purchases, which occur within the next twelve months and are denominated in non-functional currencies, with currency forward or collar contracts designated as cash flow hedges. At March 31, 2011 and December 31, 2010, the Company had contracts with U.S. dollar equivalent notional amounts of $48,830 and $63,935, respectively, to exchange foreign currencies, principally the U.S. dollar, British pound, Singapore dollar, Chinese yuan and Malaysian ringgit. The Company believes it is probable that all forecasted cash flow transactions will occur.
The Company has an outstanding floating-to-floating cross currency swap agreement for a total notional amount of $50,000 in exchange for CHF 65,100. In February 2011, the Company amended and restated the terms of the arrangement to extend its maturity date to October 15, 2015. This transaction continues to hedge a portion of the Company’s net investment in CHF-denominated operations. The agreement qualifies as a net investment hedge and the effective portion of the change in fair value is reported within the cumulative translation adjustment section of other comprehensive income. The fair values at March 31, 2011 and December 31, 2010 reflected losses of $22,771 and $19,774, respectively, due to the strengthening of the Swiss franc relative to the U.S. dollar over the term of the arrangement.
In January 2011, the Company entered into foreign currency forward contracts to purchase $350,000 for €258,719, which were designated as hedging an equivalent amount of the Company’s euro denominated net investment. The agreements qualify as net investment hedges with the changes in fair value being reported within the cumulative translation adjustment section of other comprehensive income. These arrangements, which had fair values reflecting losses of $17,086 at March 31, 2011, were settled on April 4, 2011.

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(in thousands, unless otherwise indicated)
The following table sets forth the fair values of derivative instruments held by the Company as of March 31, 2011 and December 31, 2010 and the balance sheet lines in which they are recorded:

	Fair Value - Asset (Liability)
	March 31, 2011	December 31, 2010	Balance Sheet Caption
Foreign currency forward / collar contracts	$249	$503	Prepaid / Other assets
Foreign currency forward / collar contracts	(4)	—	Other accrued expenses
Net investment hedge — cross currency swap	(22,771)	(19,774)	Other liabilities
Net investment hedge — foreign currency forwards	(17,086)	—	Other liabilities
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
Fair Value Measurements
ASC 820, “Fair Value Measurements and Disclosures,” establishes a fair value hierarchy that requires the Company to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. A financial instrument’s categorization within the hierarchy is based on the lowest level of input that is significant to the fair value measurement. ASC 820 establishes three levels of inputs that may be used to measure fair value.
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
The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis as of March 31, 2011 and December 31, 2010:

	March 31, 2011			December 31, 2010
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets:
Short-term investments	$—	$—	$—	$121,734	$—	$—
Foreign currency cash flow hedges	—	249	—	—	503	—
Liabilities:
Net investment hedge derivatives		39,857		—	19,774	—
Foreign currency cash flow hedges	—	4	—	—	—	—

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
The estimated fair value of long-term debt at March 31, 2011 and December 31, 2010 was $2,380,995 and $1,961,697, respectively, compared to the carrying value of $2,187,594 and $1,792,811. The carrying value includes the portion that is due and payable in less than one year of $1,603 and $1,925 at March 31, 2011 and December 31, 2010, respectively. The estimated fair value of the long-term debt is based on quoted market prices for similar instruments. The fair value of short-term loans, principally commercial paper at March 31, 2011 and December 31, 2010, approximates carrying value.
The carrying values of cash and cash equivalents, trade receivables, accounts payable, notes payable, and accrued expenses are reasonable estimates of their fair values as of March 31, 2011 and December 31, 2010 due to the short-term nature of these instruments.
6. Goodwill and Other Intangible Assets
The following table provides the changes in carrying value of goodwill by segment for the three months ended March 31, 2011:

	Industrial	Engineered	Fluid	Electronic
	Products	Systems	Management	Technologies	Total
Goodwill	1,031,658	819,054	699,232	977,811	3,527,755
Accumulated impairment losses	(99,752)	—	(59,970)	—	(159,722)

Balance at January 1, 2011	931,906	819,054	639,262	977,811	3,368,033
Acquisitions	—	—	234,962	—	234,962
Foreign currency translation	1,225	3,253	3,145	5,543	13,166

Balance at March 31, 2011	933,131	822,307	877,369	983,354	3,616,161

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(in thousands, unless otherwise indicated)
The following table provides the gross carrying value and accumulated amortization for each major class of intangible asset:

	March 31, 2011		December 31, 2010
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Amortized Intangible Assets:
Trademarks	$82,729	$22,815	$74,053	$21,330
Patents	135,089	97,387	131,975	94,632
Customer Intangibles	982,152	357,903	802,663	334,585
Unpatented Technologies	140,423	90,536	138,780	86,461
Drawings & Manuals	16,392	8,133	15,650	7,728
Distributor Relationships	73,223	25,713	73,183	24,724
Other	29,196	19,904	28,202	18,445

Total	1,459,204	622,391	1,264,506	587,905

Unamortized Intangible Assets:
Trademarks	231,804		230,922

Total Intangible Assets	$1,691,008	$622,391	$1,495,428	$587,905

Amortization expense totaled $31,014 and $25,764 for the three months ended March 31, 2011 and 2010, respectively.
7. Borrowings
Borrowings consist of the following:

	March 31, 2011	December 31, 2010
6.50% 10-year notes due February 15, 2011	$—	$399,986
4.875% 10-year notes due October 15, 2015	299,096	299,047
5.45% 10-year notes due March 15, 2018	347,691	347,608
4.30% 10-year notes due March 1, 2021	449,741	—
6.60% 30-year notes due March 15, 2038	247,617	247,595
5.375% 30-year notes due March 1, 2041	345,232	—
6.65% 30-year debentures due June 1, 2028	199,388	199,379
5.375% 30-year debentures due October 15, 2035	296,088	296,048
Other	2,741	3,148

Total long-term debt	2,187,594	1,792,811
Less current installments	(1,603)	(1,925)

	$2,185,991	$1,790,886

On February 22, 2011, the Company issued $450 million of 4.30% Notes due 2021 and $350 million of 5.375% Notes due 2041. The proceeds of $788,971 from the sale of the notes, net of discounts and issuance costs, were used to repay commercial paper, including commercial paper issued to repay the Company’s $400 million of 6.50% notes, which matured February 15, 2011, and for other general corporate purposes, including the acquisition of Harbison-Fischer. The new notes are redeemable at the option of Dover in whole or in part at any time at a redemption price that includes a make-whole premium, with accrued interest to the redemption date.
At March 31, 2011 and December 31, 2010, notes payable and current maturities of long-term debt within the Unaudited Condensed Consolidated Balance Sheet included commercial paper of $38,000 and $15,000, respectively.

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(in thousands, unless otherwise indicated)
The Company maintains a $1 billion unsecured revolving credit facility which expires on November 9, 2012. The Company primarily uses this facility as liquidity back-up for its commercial paper program and has not drawn down any loans under the $1 billion facility and does not anticipate doing so. The Company generally uses commercial paper borrowings for general corporate purposes, including the funding of potential acquisitions and the repurchases of its common stock.
Interest expense for the three months ended March 31, 2011 and 2010 was $31,060 and $28,846, respectively. Interest income for the three months ended March 31, 2011 and 2010 was $2,774 and $1,677, respectively.
8. Income Taxes
The Company’s provision for income taxes for continuing operations in interim periods is computed by applying its estimated annual effective tax rate against earnings before income tax expense for the period. In addition, non-recurring or discrete items are recorded during the period in which they occur. The effective tax rate for the three months ended March 31, 2011 was 23.9% compared to the prior year rate of 31.4%. The effective tax rate for the first quarter of 2011 was favorably impacted by net discrete items totaling $8,016, arising principally from settlements with state taxing authorities. Excluding discrete items, the effective tax rate for the first quarter of 2011 was 27.2%, which is lower than the effective rate in the first quarter of 2010 primarily due to a more favorable mix of non-U.S. earnings in 2011. The Company believes additional uncertain tax positions will be settled during 2011; however, an estimate cannot be made due to the uncertainties associated with the resolution of these matters.
9. Discontinued Operations
Summarized results of the Company’s discontinued operations are as follows:

	Three Months Ended March 31,
	2011	2010
Revenue	$—	$9,380

Loss on sale, net of taxes	$—	$(13,277)

Gain from operations before taxes	556	425
Benefit (provision) for income taxes	11,043	(506)

Gain (loss) from discontinued operations, net of tax	$11,599	$(13,358)

The Company currently has no businesses held for sale in discontinued operations. The gain from discontinued operations, net of tax, for the three months ended March 31, 2011 reflects the tax benefit resulting primarily from discrete tax items settled during the period. For the three months ended March 31, 2010, the loss from discontinued operations, net of tax reflects the sale of Triton, an operating company that had been reclassified from the Engineered Services segment to discontinued operations in 2008.
At March 31, 2011 and December 31, 2010, the assets and liabilities of discontinued operations primarily represent residual amounts for deferred tax assets, short and long-term reserves, and contingencies related to businesses previously sold.

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(in thousands, unless otherwise indicated)
Additional detail related to the assets and liabilities of the Company’s discontinued operations is as follows:

	March 31, 2011	December 31, 2010
Assets of Discontinued Operations
Current assets	$52,817	$52,678
Non-current assets	13,077	14,455

	$65,894	$67,133

Liabilities of Discontinued Operations
Current liabilities	$16,130	$34,111
Non-current liabilities	67,214	71,531

	$83,344	$105,642

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
The Company and certain of its subsidiaries are also parties to a number of other legal proceedings incidental to their businesses. These proceedings primarily involve claims by private parties alleging injury arising out of use of the Company’s products, exposure to hazardous substances, patent infringement, employment matters and commercial disputes. Management and legal counsel, at least quarterly, review the probable outcome of such proceedings, the costs and expenses reasonably expected to be incurred and currently accrued to-date, and the availability and extent of insurance coverage. While it is not possible at this time to predict the outcome of these legal actions, in the opinion of management, based on these reviews, it is unlikely that the disposition of the lawsuits and the other matters mentioned above will have a material adverse effect on the financial position, results of operations, or cash flows of the Company.
Estimated warranty program claims are provided for at the time of sale. Amounts provided for are based on historical costs and adjusted new claims. The changes in the carrying amount of product warranties through March 31, 2011 and 2010 are as follows:

	2011	2010
Beginning Balance, January 1	$58,229	$59,713
Provision for warranties	10,336	9,588
Settlements made	(10,181)	(9,266)
Other adjustments, including currency translation	650	(684)

Ending Balance, March 31	$59,034	$59,351

As of March 31, 2011, the Company had approximately $72,015 outstanding in letters of credit with financial institutions, which expire at various dates in 2011 through 2016. These letters of credit are primarily maintained as security for insurance, warranty and other performance obligations.
From time to time, the Company will initiate various restructuring programs at its operating companies and incur severance and other restructuring costs. For the three months ended March 31, 2011, restructuring charges of $87 and $1,393 were recorded in cost of goods and services and selling and administrative expenses, respectively. For the three months ended March 31, 2010, restructuring charges of $11 and $2,040 and were recorded in cost of goods and services and selling and administrative expenses, respectively.

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(in thousands, unless otherwise indicated)
The following table details the Company’s severance and other restructuring reserve activity:

	Severance	Exit	Total
At December 31, 2010	$1,143	$6,751	$7,894
Provision	400	1,080	1,480
Payments	(962)	(1,369)	(2,331)
Other	15	(273)	(258)

At March 31, 2011	$596	$6,189	$6,785

The following table details restructuring charges incurred by segment for the periods presented:

	Three Months Ended March 31,
	2011	2010
Industrial Products	$474	$333
Engineered Systems	6	116
Fluid Management	868	1,257
Electronic Technologies	132	345

Total	$1,480	$2,051

11. Employee Benefit Plans
The following table sets forth the components of the Company’s net periodic expense relating to retirement and post-retirement benefit plans:

	Retirement Plan Benefits		Post-Retirement Benefits
	Three Months Ended March 31,		Three Months Ended March 31,
	2011	2010	2011	2010
Service Cost	$5,293	$4,850	$52	$69
Interest Cost	10,900	9,632	181	208
Expected return on plan assets	(11,632)	(9,621)	—	—
Amortization:
Prior service cost	2,172	2,158	(102)	(102)
Recognized actuarial loss	2,148	1,367	(60)	(100)
Transition obligation	(11)	(11)	—	—
Other	32	20	—	—

Net periodic expense	$8,902	$8,395	$71	$75

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(in thousands, unless otherwise indicated)
12. Comprehensive Earnings
Comprehensive earnings were as follows:

	Three Months Ended March 31,
	2011	2010
Net Earnings	$194,905	$108,127
Foreign currency translation adjustment	72,184	(85,267)
Other, net of tax	(523)	1,340

Comprehensive Earnings	$266,566	$24,200

13. Segment Information
For management reporting and performance evaluation purposes, the Company categorizes its operating companies into four distinct reportable segments. Segment financial information and a reconciliation of segment results to consolidated results follows:

	Three Months Ended March 31,
	2011	2010
REVENUE
Industrial Products	$518,762	$428,798
Engineered Systems	560,645	484,273
Fluid Management	508,940	380,800
Electronic Technologies	373,330	290,989
Intra-segment eliminations	(2,656)	(1,590)

Total consolidated revenue	$1,959,021	$1,583,270

EARNINGS FROM CONTINUING OPERATIONS
Segment Earnings:
Industrial Products	$64,413	$51,039
Engineered Systems	67,313	54,843
Fluid Management	113,685	86,767
Electronic Technologies	59,775	44,905

Total segments	305,186	237,554
Corporate expense / other	(36,100)	(33,325)
Net interest expense	(28,286)	(27,169)

Earnings from continuing operations before provision for income taxes and discontinued operations	240,800	177,060
Provision for taxes	57,494	55,575

Earnings from continuing operations — total consolidated	$183,306	$121,485

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(in thousands, unless otherwise indicated)
14. Recent Accounting Standards
In October 2009, the FASB issued ASU 2009-13, which amended existing guidance for identifying separate deliverables in a revenue-generating transaction where multiple deliverables exist and requires that arrangement consideration be allocated at the inception of an arrangement to all deliverables using the relative selling price method. The ASU also establishes a selling price hierarchy for determining the selling price of a deliverable, which includes: 1) vendor-specific objective evidence if available, 2) third-party evidence if vendor-specific objective evidence is not available, and 3) estimated selling price if neither vendor-specific nor third-party evidence is available.
The majority of the Company’s businesses generate revenue through the manufacture and sale of a broad range of specialized products and components, with revenue recognized upon transfer of title and risk of loss, which is generally upon shipment. When the Company has multiple deliverables in its sales arrangements, they are typically separate units of accounting with vendor-specific objective evidence of selling price. The Company adopted the requirements of ASU 2009-13 on a prospective basis, effective January 1, 2011. The requirements of ASU 2009-13 did not significantly change the Company’s units of accounting or how the Company allocates arrangement consideration to various units of accounting. Therefore, the adoption of ASU 2009-13 did not have a material effect on the Company’s statement of position or results of operations.
In October 2009, the FASB issued ASU 2009-14 which eliminates tangible products containing both software and non-software components that operate together to deliver a product’s functionality from the scope of then-current generally accepted accounting principles for software. The Company adopted ASU 2009-14 on a prospective basis, effective January 1, 2011. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.
15. Equity Incentive Program
During the three months ended March 31, 2011, the Company issued stock appreciation rights (“SARs”) covering 1,524,329 shares and 44,751 performance shares. During the three months ended March 31, 2010, the Company issued SARs covering 2,306,440 shares and 68,446 performance shares.
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

	SARs		Performance Shares
	Three Months Ended March 31,		Three Months Ended March 31,
	2011	2010	2011	2010
Risk-free interest rate	2.68%	2.77%	1.34%	1.37%
Dividend yield	1.70%	2.33%	1.61%	2.38%
Expected life (years)	5.8	6.0	2.9	2.9
Volatility	33.56%	31.93%	40.48%	39.98%
Grant price	$66.59	$42.88	n/a	n/a
Fair value at date of grant	$20.13	$11.66	$91.41	$57.49
For the three months ended March 31, 2011 and 2010, after-tax stock-based compensation expense totaled $5,373 and $4,564, respectively. Stock-based compensation is reported within selling and administrative expenses in the accompanying Unaudited Condensed Consolidated Statement of Operations.

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(in thousands, unless otherwise indicated)
16. Share Repurchases
In May 2007, the Board of Directors authorized the repurchase of up to 10,000,000 shares through May 2012. During the three months ended March 31, 2011, the Company repurchased 450,000 shares of its common stock in the open market at an average price of $64.92 per share. Treasury shares increased to 63,335,348 at March 31, 2011 from a balance of 62,885,348 at December 31, 2010.
17. Subsequent Events
The Company assessed events occurring subsequent to March 31, 2011 for potential recognition and disclosure in the Unaudited Condensed Consolidated Financial Statements. No events have occurred that would require adjustment to or disclosure in the Unaudited Condensed Consolidated Financial Statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Refer to the section below entitled “Special Notes Regarding Forward-Looking Statements” for a discussion of factors that could cause actual results to differ from the forward-looking statements contained below and throughout this quarterly report.
OVERVIEW AND OUTLOOK
Dover Corporation (“Dover” or the “Company”) is a global manufacturer of innovative components and equipment, specialty systems and support services for a variety of applications in the industrial products, engineered systems, fluid management and electronic technologies markets. Dover discusses its operations at the platform level within the Industrial Products, Engineered Systems and Fluid Management segments, which contain two platforms each. Electronic Technologies’ results are discussed at the segment level.
During the first quarter of 2011, the Company continued to experience strong demand across most end-markets, with sequential and year-over-growth in bookings and backlog. As a result, the Company generated revenue of $2.0 billion during the first quarter of 2011, an increase of 24% compared to the prior year. Gross profit grew $136.7 million or 22% on the strength of increased volume. The Company continues to focus on the execution of its strategies around product innovation, global expansion, leveraging its scale and disciplined capital allocation.
Given its strong performance in the quarter and its solid level of bookings and backlog, the Company estimates that its 2011 full year organic revenue growth will be in the range of 9% to 11% (assuming a negligible impact from foreign currency) and acquisition related growth to be approximately 3% for transactions completed in 2010 and through the first quarter of 2011. Based on these assumptions, the Company has projected that its continuing diluted earnings per share for 2011 will be in the range of $4.30 to $4.45. If the global or domestic economic conditions accelerate or deteriorate, Dover’s operating results for 2011 could be materially different than currently projected.
RESULTS OF OPERATIONS

	Three Months Ended March 31,		% / Point
	2011	2010	Change
	(in thousands except per share figures)
Revenue	$1,959,021	$1,583,270	24%
Cost of goods and services	1,210,196	971,113	25%

Gross profit	748,825	612,157	22%

Selling and administrative expenses	478,519	409,169	17%
Interest expense, net	28,286	27,169	4%
Other expense (income), net	1,220	(1,241)	—
Earnings from continuing operations	183,306	121,485	51%
Net earnings	194,905	108,127	80%

Net earnings per common share — diluted	$1.03	$0.58	78%

Gross profit margin	38.2%	38.7%	(0.5)
Selling and administrative expenses as a percentage of revenue	24.4%	25.8%	(1.4)
Effective tax rate	23.9%	31.4%	(7.5)

Revenue for the first quarter of 2011 increased $375.8 million or 24% from the comparable 2010 quarter reflecting organic revenue growth of 19%, growth of 4% related to acquisitions, and a 1% favorable impact from foreign exchange. The organic growth reflects volume increases across all of the Company’s segments, driven by continued higher demand in the majority of the Company’s end-markets, with particular strength in the energy market and end-markets served by material handling industrial products.
Gross profit increased $136.7 million or 22% compared to the prior year quarter reflecting the increased sales volumes and benefits from pricing actions and productivity initiatives, which more than offset increased material costs. Gross profit margin decreased 50 basis points to 38.2% in the first quarter of 2011 as a result of higher raw material costs that have yet to be recovered by selling price increases as well as a higher proportion of revenue generated by lower margin industrial products businesses.
Selling and administrative expenses increased $69.4 million or 17% compared to the prior year quarter primarily due to general increases across the segments in support of higher volumes. As a percentage of revenue, selling and administrative expenses declined to 24.4% compared to 25.8% in the prior year quarter. This 140 basis point improvement reflects leverage from the higher revenue levels.
Net interest expense for the first quarter of 2011 increased by $1.1 million or 4% compared to the same quarter last year. The increase was primarily due to higher average outstanding debt balances in the 2011 period compared to the prior year. As discussed in Note 7 to the Unaudited Condensed Consolidated Financial Statements, the Company’s total debt increased approximately $400 million during the quarter, as the Company issued $800 million in new notes, approximately half of which repaid outstanding commercial paper balances.
Other expense (income), net primarily reflects the impact of net losses from foreign exchange fluctuations on assets and liabilities denominated in currencies other than the functional currency, coupled with other miscellaneous non-operating gains and losses, none of which were individually, or in the aggregate, significant.
The effective tax rate for continuing operations for the three months ended March 31, 2011 was 23.9% compared to the prior period rate of 31.4%. The effective tax rate for the first quarter of 2011 was favorably impacted by net discrete items totaling $8.0 million, arising principally from first quarter settlements with state taxing authorities. Excluding discrete items, the effective tax rate for the first quarter of 2011 was 27.2%, which is lower than the effective rate in the first quarter of 2010 primarily due to a more favorable mix of non-U.S. earnings in 2011. While the Company believes additional uncertain tax positions will be settled during 2011, an estimate cannot be made due to the uncertainties associated with the resolution of these matters.
Earnings from continuing operations for the first quarter increased 51% to $183.3 million, or $0.96 diluted earnings per share (“EPS”), compared to $121.5 million, or $0.65 diluted EPS, in the prior year first quarter. Net earnings for the first quarter were $194.9 million or $1.03 diluted EPS including a gain from discontinued operations of $11.6 million or $0.06 EPS, compared to net earnings of $108.1 million or $0.58 diluted EPS for the 2010 first quarter, including a loss from discontinued operations of $13.4 million or $0.07 EPS. These increases were primarily a result of end-market improvements across all of the Company’s segments driving increased sales volume, coupled with the first quarter tax benefit noted above.
The gain from discontinued operations, net of tax for the first quarter of 2011 reflects a tax benefit resulting primarily from discrete tax items settled during the period. For the first quarter of 2010, the loss from discontinued operations, net of tax related primarily to the loss generated by the sale of a business that had been previously reflected as a discontinued operation.
Severance and Other Restructuring Reserves
The Company does not have any significant restructuring activities underway, but in both 2011 and 2010 initiated a few targeted facility consolidations at its operating companies. As a result, the Company incurred restructuring charges totaling $1.5 million and $2.1 million for the three months ended March 31, 2011 and 2010, respectively. The Company does not expect to incur significant restructuring charges over the remainder of 2011, but will continue to monitor business activity across its end markets served and adjust capacity as necessary depending on the economic climate.

SEGMENT RESULTS OF OPERATIONS
Starting with the first quarter of 2011, the Company changed its segment presentation of depreciation and amortization expense to show total depreciation and amortization expense relating to each respective segment’s operations. Prior to 2011, the Company had presented only the depreciation and amortization of acquisition-related accounting write-ups to reflect the fair value of inventory, property, plant and equipment, and intangible assets. The amounts of depreciation and amortization expense presented for 2010 herein have been conformed to the current year presentation.
Industrial Products
The Industrial Products segment provides material handling products and services that improve its customers’ productivity, as well as products used in various mobile equipment applications, primarily in the transportation equipment, vehicle service and solid waste management markets. The primary products and services provided by each of the segment’s two platforms are as follows:
Material Handling — Industrial and recreational winches, utility, construction and demolition machinery attachments, hydraulic parts, industrial automation tools, four-wheel-drive and all-wheel drive powertrain systems, accessories for off-road vehicles and operator cabs and rollover structures.
Mobile Equipment — Primarily refuse truck bodies, tank trailers, compactors, balers, vehicle service lifts and collision equipment, car wash systems, internal engine components, fluid control assemblies and various aerospace components.

	Three Months Ended March 31,
(in thousands)	2011	2010	%Change

Revenue
Material Handling	$252,766	$189,052	34%
Mobile Equipment	266,675	240,138	11%
Eliminations	(679)	(392)

	$518,762	$428,798	21%

Segment earnings	$64,413	$51,039	26%
Operating margin	12.4%	11.9%

Segment depreciation and amortization	$16,401	$17,370	-6%

Bookings
Material Handling	$288,714	$204,098	41%
Mobile Equipment	337,273	231,128	46%
Eliminations	(499)	(407)

	$625,488	$434,819	44%

Backlog
Material Handling	$201,925	$131,521	54%
Mobile Equipment	439,693	319,801	37%
Eliminations	(642)	(386)

	$640,976	$450,936	42%

Industrial Products 2011 first quarter revenue and earnings increased by 21% and 26%, respectively, from the first quarter of the prior year primarily due to broad-based volume growth in most of the segments businesses. The revenue increase was attributed to growth in core business revenue of 20%, coupled with growth of 1% from Gear Products, a 2010 acquisition made by the Tulsa Winch business in its Material Handling platform. Earnings and margin in the first quarter of 2011 were favorably impacted by increased volume, particularly in infrastructure and energy markets, and the benefits associated with productivity initiatives, offset in part by additional selling and administrative investments necessary to support the segment’s growth initiatives.
Material Handling revenue increased 34%, when compared to the prior year first quarter, while earnings increased 45%. Higher sales volumes drove organic revenue growth of 31%, with the remaining 3% growth due to the acquisition of Gear Products noted above. Revenue improvements resulted from increased activity across most end-markets, including infrastructure and energy. Earnings and operating margin improved due to increased sales volume, offset in part by additional selling and administrative investments necessary to support the segment’s growth initiatives and lower margin product mix.
Mobile Equipment revenue increased 11% while earnings increased 4% compared to the prior year first quarter. The revenue growth was attributed to higher demand for crude oil and dry bulk commercial trailers and vehicle service offerings, offset in part by lower defense revenues and softness in refuse vehicle markets due to municipality budgetary constraints. Earnings increased as a result of the higher volumes, but margins decreased 100 basis points, primarily reflecting changes in product mix on lower defense and refuse vehicle revenue.

Engineered Systems
The Engineered Systems segment provides products and services for the refrigeration, storage, packaging and preparation of food products, as well as industrial marking and coding systems for various markets. The primary products and services provided by each of the segment’s two platforms are as follows:
Engineered Products - Refrigeration systems, refrigeration display cases, walk-in coolers, foodservice equipment, commercial kitchen air and ventilation systems, heat transfer equipment, and food and beverage packaging machines.
Product Identification - Industrial marking and coding systems used to code information (i.e. dates and serial numbers) on consumer products, printing products for cartons used in warehouse logistics operations, bar code printers and portable printers.

	Three Months Ended March 31,
(in thousands)	2011	2010	%Change

Revenue
Engineered Products	$334,315	$271,773	23%
Product Identification	226,330	212,500	7%

	$560,645	$484,273	16%

Segment earnings	$67,313	$54,843	23%
Operating margin	12.0%	11.3%

Segment depreciation and amortization	$15,826	$15,750	0%

Bookings
Engineered Products	$399,757	$368,134	9%
Product Identification	232,934	220,410	6%

	$632,691	$588,544	8%

Backlog
Engineered Products	$352,067	$314,465	12%
Product Identification	96,090	78,976	22%

	$448,157	$393,441	14%

Engineered Systems 2011 first quarter revenue and earnings increased by 16% and 23%, respectively, from the first quarter of the prior year. The increase in revenue was supported by organic revenue growth of 14%, a 2% favorable foreign currency impact and a negligible increase from the acquisitions completed in 2010. The revenue and earnings increase was substantially driven by volume growth in refrigeration and heat transfer systems and food and beverage packaging machines, coupled with the benefits from pricing actions and productivity initiatives, which partially offset material cost escalation during the period.
Engineered Products first quarter revenue increased 23% while earnings increased by 46%. Core business revenue increased 22% driven by volume growth in refrigeration and heat transfer systems and food and beverage packaging machines. Growth from the Intek acquisition completed in 2010 and favorable foreign currency positively impacted revenues by 1%. The platform’s earnings and operating margin were favorably impacted by the higher core sales volume, benefits from pricing actions and productivity initiatives, which helped to offset higher material costs.
Product Identification revenue and earnings increased 7%, driven by organic growth of 5% in the direct coding business, coupled with a 2% favorable foreign currency impact. Platform earnings increased 5% as a result of the increased volume, but operating margin decreased 30 basis points, primarily due to new product introduction costs and increased investment in emerging markets.

Fluid Management
The Fluid Management segment provides products and services for end-to-end stewardship of its customers’critical fluids including liquids, gases, powders and other solutions that are hazardous, valuable or process-critical. Through its Fluid Solutions platform, the segment provides highly engineered, cost-saving technologies that help contain, control, move, measure and monitor these critical fluids. The Energy platform serves the oil, gas and power generation industries. Its products promote the efficient and cost-effective extraction, storage and movement of oil and gas products, or constitute critical components for power generation equipment. The primary products and services provided by each of the segment’s two platforms are as follows:
Energy - Market production and distribution products such as sucker rods, downhole rod pumps, drill bit inserts for oil and gas exploration, gas well production control devices, control valves, piston and seal rings, control instrumentation, remote data collection and transfer devices, and components for compressors, turbo machinery, motors and generators.
Fluid Solutions - Nozzles, swivels and breakaways used to deliver various types of fuel, suction system equipment, unattended fuel management systems, integrated tank monitoring, pumps used in fluid transfer applications, quick disconnect couplings used in a wide variety of biomedical and commercial applications, and chemical proportioning and dispensing systems.

	Three Months Ended March 31,
(in thousands)	2011	2010	% Change

Revenue
Energy	$303,540	$205,327	48%
Fluid Solutions	205,563	175,504	17%
Eliminations	(163)	(31)

	$508,940	$380,800	34%

Segment earnings	$113,685	$86,767	31%
Operating margin	22.3%	22.8%

Segment depreciation and amortization	$21,597	$14,763	46%

Bookings
Energy	$354,774	$208,669	70%
Fluid Solutions	217,787	179,037	22%
Eliminations	(309)	(85)

	$572,252	$387,621	48%

Backlog
Energy	$163,475	$76,844	113%
Fluid Solutions	77,553	63,535	22%
Eliminations	(180)	(55)

	$240,848	$140,324	72%

Fluid Management 2011 first quarter revenue and earnings increased by 34% and 31%, respectively, over the prior year first quarter. The improvement in revenue was driven by a 20% increase in core business revenue and a 13% increase from acquisitions completed in 2010 and 2011, with minimal foreign currency impact. The increase in revenue is primarily attributed to continued strength in the oil and gas markets served by the Energy platform as well as in the industrial markets served by the Fluid Solutions platform, along with positive price recovery and market share gains at select operating companies. The increase in segment earnings reflects the benefit of higher sales volumes, pricing actions and productivity improvements, while the slight decline in operating margin resulted primarily from one-time acquisition related costs of $5.4 million. Adjusting for these one-time costs, segment margin was 23.4%, a 60 basis point improvement over the 2010 period.
Energy revenue and earnings increased over the prior year quarter by 48% and 45%, respectively. Organic revenue growth of 23% was driven by higher demand and market share gains in the oil and gas sector, while acquisitions completed in 2010 and the first quarter of 2011 contributed revenue growth of 24% and foreign currency had a favorable impact of 1%. The earnings improvement was driven by the significantly higher volumes and productivity improvements, while operating margin decreased 70 basis points due to one-time acquisition related costs.
Fluid Solutions revenue and earnings increased over the prior year quarter by 17% and 22%, respectively. Organic revenue growth of 16% was driven by broad-based growth across many end-markets, including chemical, food and beverage and transportation, while acquisitions completed in 2010 and the first quarter of 2011 contributed revenue growth of 1%. Earnings were favorably impacted by the increased volumes and productivity improvements, which also drove an 80 basis point improvement in operating margin.
Electronic Technologies
The Electronic Technologies segment designs and manufactures electronic technology equipment and devices/components such as advanced micro-component products for the hearing aid, mobile phone and consumer electronics industries, high frequency capacitors, microwave electromagnetic switches, radio frequency and microwave filters, electromagnetic products, frequency control/select components and sophisticated automated assembly and testing equipment.

	Three Months Ended March 31,
(in thousands)	2011	2010	% Change

Revenue	$373,330	$290,989	28%
Segment earnings	59,775	44,905	33%
Operating margin	16.0%	15.4%

Segment depreciation and amortization	$19,279	$17,688	9%

Bookings	$420,261	$358,477	17%
Backlog	392,823	271,340	45%
Electronic Technologies 2011 first quarter revenue and earnings increased 28% and 33%, respectively, over the prior year first quarter. The increase in revenue was supported by organic revenue growth of 27%, growth from acquisitions of 1% and a negligible impact from foreign exchange rates. The organic revenue growth was primarily driven by continued strong demand for electronic assembly, test and solar manufacturing equipment, Micro Electronic Mechanical Systems (“MEMS”) microphones, and telecom infrastructure related products. Revenue from the electronic assembly and test equipment companies increased 62% compared to prior year period due to increased demand for board test and solar products, while the communication components companies’ revenue increased 10% due to strong growth in MEMS microphones. Earnings for the quarter were favorably impacted by higher sales volume and productivity improvements, which more than offset negative impacts of higher material costs and product mix.

FINANCIAL CONDITION
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
Cash Flow Summary
The following table is derived from the Condensed Consolidated Statement of Cash Flows:

	Three Months Ended March 31,
Cash Flows from Continuing Operations (in thousands)	2011	2010
Net Cash Flows Provided By (Used In):
Operating activities	$132,609	$87,066
Investing activities	(344,248)	(148,073)
Financing activities	350,876	69,551
Cash flows provided by operating activities for the three months ended March 31, 2011 increased $46 million from the prior year period, primarily due to increased net earnings during the 2011 period. In addition, the Company’s use of working capital in the 2011 period was approximately $53 million less than in the 2010 period, at which time the Company was building up working capital to support the ramp up of activity after the economic slowdown experienced through much of 2009. The increased cash flow generated by higher earnings and the lower use of working capital was offset in part by higher payouts of accrued expenses such as employee incentive accruals.
Cash used in investing activities for the three months ended March 31, 2011 was $344 million compared to $148 million for the same period of 2010. In the 2011 period, the Company used $424 million to acquire four businesses in the Fluid Management segment, while the Company made no acquisitions in the first quarter of 2010. In addition, the Company’s capital expenditures were $13 million higher in the 2011 period, reflecting increased investment in capacity expansion within the Company’s high-growth businesses. The increased spending on acquisitions and capital expenditures in the 2011 period was offset in part by $242 higher net proceeds from the sale and purchase of short-term investments. The Company expects full year 2011 capital expenditures to approximate 2.8% to 3.0% of revenue. The Company currently anticipates that additional capital expenditures and any acquisitions made during the remainder of the year will be funded from available cash and internally generated funds and, if necessary, through the issuance of commercial paper, use of established lines of credit or public debt markets.
Financing activities provided cash of $351 million during the three months ended March 31, 2011 compared to $70 million in the 2010 period. The increase in cash provided in the 2011 period was primarily due to the $789 million of net proceeds realized from the 4.3% 10-year Notes due 2021 and 5.375% 30-year Notes due 2041 issued in February, partially offset by the net repayment of $400 million of other borrowings, principally commercial paper used to repay the 6.50% 10-year Notes which came due earlier in February 2011. This compares to net proceeds of $127 million from commercial paper issued in the 2010 period to finance the Company’s short term liquidity needs at that time. Cash flows from financing activities also consist of repurchases of common stock, proceeds from the issuance of common stock and payment of dividends to shareholders.
Adjusted Working Capital (a non-GAAP measure calculated as accounts receivable, plus inventory, less accounts payable) increased from December 31, 2010 by $134 million, or 10%, to $1.5 billion which reflected an increase in receivables of $126 million, an increase in inventory of $131 million and an increase in accounts payable of $123 million generally due to higher order and sales volume. Excluding acquisitions and the effects of foreign exchange translation, Adjusted Working Capital would have increased by $42 million, or 3%.

Liquidity and Capital Resources
In addition to measuring its cash flow generation and usage based upon the operating, investing and financing classifications included in the Unaudited Condensed Consolidated Statement of Cash Flows, the Company also measures free cash flow (a non-GAAP measure). Management believes that free cash flow is an important measure of operating performance because it provides both management and investors a measurement of cash generated from operations that is available to fund acquisitions, pay dividends, repay debt and repurchase Dover’s common stock. The Company’s free cash flow for the three months ended March 31, 2011 increased $32 million compared to the prior year period, primarily due to the higher earnings and lower investment in working capital, offset in part by the increase in capital expenditures during the period.
The following table is a reconciliation of free cash flow to cash flow provided by operating activities:

	Three Months Ended March 31,
Free Cash Flow (in thousands)	2011	2010
Cash flow provided by operating activities	$132,609	$87,066
Less: Capital expenditures	52,650	39,336

Free cash flow	$79,959	$47,730

Free cash flow as a percentage of revenue	4.1%	3.0%

The Company generated free cash flow of $80.0 million, representing 4.1% of revenue and 43.6% of earnings from continuing operations, while continuing to make investments necessary to support the growing businesses. Free cash flow generated during the quarter reflects typical seasonality. The Company expects that free cash flow levels will remain at historical levels of approximately 10% of revenue for the full year.
The Company utilizes the net debt to net capitalization calculation (a non-GAAP measure) to assess its overall financial leverage and capacity and believes the calculation is useful to investors for the same reason. The following table provides a reconciliation of net debt to net capitalization to the most directly comparable GAAP measure:

Net Debt to Net Capitalization Ratio (in thousands)	March 31, 2011	December 31, 2010
Current maturities of long-term debt	$1,245	$1,925
Commercial paper and other short-term debt	38,358	15,000
Long-term debt	2,185,991	1,790,886

Total debt	2,225,594	1,807,811
Less: Cash, cash equivalents and short-term investments	(1,378,119)	(1,309,095)

Net debt	847,475	498,716
Add: Stockholders’ equity	4,744,044	4,526,562

Net capitalization	$5,591,519	$5,025,278

Net debt to net capitalization	15.2%	9.9%

The Company’s net debt to net capitalization ratio increased to 15.2% at March 31, 2011 from 9.9% at December 31, 2010, primarily due to the use of $424 million of cash to fund acquisitions during the quarter. Total debt increased by $418 million during the first quarter of 2011, primarily due to $789 million of net proceeds from the 4.3% 10-year Notes due 2021 and 5.375% 30-year Notes due 2041 issued in February, partially offset by the net repayment of $400 million of other borrowings, principally commercial paper used to repay the 6.50% 10-year Notes which came due earlier in February 2011.
At March 31, 2011, the Company’s cash, cash equivalents and short-term investments totaled $1.4 billion, compared to $1.3 billion at December 31, 2010. Cash and equivalents are invested in highly liquid investment grade money market instruments with maturities of three months or less. The Company regularly invests cash in excess of near-term requirements in short-term investments, which consist of investment grade time deposits with original maturity dates at the time of purchase greater than three months, up to twelve months.

At March 31, 2011, the Company’s total cash and cash equivalents included $1.3 billion held outside of the United States, and the Company intends to use a significant portion of this to fund the Sound Solutions acquisition, as described in Note 2 to the Unaudited Condensed Consolidated Financial Statements.
The Company uses commercial paper borrowings for general corporate purposes, including the funding of acquisitions and the repurchase of its common stock. The Company currently maintains an unsecured revolving credit facility with a syndicate of banks which permits borrowings up to $1 billion, which expires on November 9, 2012. This facility is used primarily as liquidity back-up for the Company’s commercial paper program. The Company has not drawn down any loans under this facility nor does it anticipate doing so. If the Company were to draw down a loan, at the Company’s election, the loan would bear interest at a Eurodollar or Sterling rate based on LIBOR, plus an applicable margin ranging from 0.13% to 0.35% (subject to adjustment based on the rating accorded the Company’s senior unsecured debt by S&P and Moody’s) or at a base rate pursuant to a formula defined in the facility. Under this facility, the Company is required to maintain an interest coverage ratio of EBITDA to consolidated net interest expense of not less than 3.5 to 1. The Company was in compliance with this covenant and its other long-term debt covenants at March 31, 2011 and had a coverage ratio of 12.8 to 1.
The Company also has a current shelf registration statement filed with the SEC, with remaining capacity of $1 billion that allows for the issuance of additional debt securities that may be utilized in one or more offerings on terms to be determined at the time of the offering. Net proceeds of any offering would be used for general corporate purposes, including repayment of existing indebtedness, capital expenditures and acquisitions.
The Company has an outstanding floating-to-floating cross currency swap agreement for a total notional amount of $50 million in exchange for CHF 65.1 million. In February 2011, the Company amended and restated the terms of the arrangement to extend its maturity date to October 15, 2015. This transaction continues to hedge a portion of the Company’s net investment in CHF-denominated operations. The agreement qualifies as a net investment hedge and the effective portion of the change in fair value is reported within the cumulative translation adjustment section of other comprehensive income. The fair value at March 31, 2011 reflected a loss of $22.8 million due to the strengthening of the Swiss franc relative to the U.S. dollar over the term of this arrangement.
In January 2011, the Company entered into foreign currency forward contracts to purchase $350 million for €258.7 million, which were designated as hedging an equivalent amount of the Company’s euro denominated net investment. The agreements qualify as net investment hedges with the changes in fair value being reported within the cumulative translation adjustment section of other comprehensive income. These arrangements, which had fair values reflecting a loss of $17.1 million at March 31, 2011, were settled on April 4, 2011.
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
Special Notes Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q, especially “Management’s Discussion and Analysis,” contains “forward-looking” statements within the meaning of the Securities Act of 1933, as amended, the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. Such statements relate to, among other things, income, earnings, cash flows, changes in operations, operating improvements, industries in which Dover companies operate and the U.S. and global economies. Statements in this 10-Q that are not historical are hereby identified as “forward-looking statements” and may be indicated by words or phrases such as “anticipates,” “supports,” “plans,” “projects,” “expects,” “believes,” “should,” “would,” “could,” “hope,” “forecast,” “management is of the opinion,” use of the future tense and similar words or phrases. Forward-looking statements are subject to inherent risks and uncertainties that could cause actual results to differ from current expectations including, but not limited to: political events that could impact the worldwide economy; the impact of natural disasters and their effect on global supply chains and energy markets; increases in the cost of raw materials; the Company’s ability to achieve expected savings from integration, synergy and other cost-control initiatives; the ability to identify and successfully consummate value-adding acquisition opportunities; increased competition and pricing pressures in the markets served by Dover’s operating companies; the ability of Dover’s companies to expand into new geographic markets and to anticipate and meet customer demands for new products and product enhancements; the impact of loss of a single-source manufacturing facility; changes in customer demand; current economic conditions and uncertainties in the credit and capital markets; a downgrade in Dover’s credit ratings; international economic conditions including interest rate and currency exchange rate fluctuations; the relative mix of products and services which impacts margins and operating efficiencies; short-term capacity constraints; domestic and foreign governmental and public policy changes including environmental regulations and tax policies (including domestic and international export subsidy programs, R&E credits and other similar programs); unforeseen developments in contingencies such as litigation; protection and validity of patent and other intellectual property rights; the cyclical nature of some of Dover’s companies; domestic housing industry weakness; instability in the countries where Dover conducts business; and possible future terrorist threats and their effect on the worldwide economy. Readers are cautioned not to place undue reliance on such forward-looking statements. These forward-looking statements speak only as of the date made. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.
The Company may, from time to time, post financial or other information on its Internet website, www.dovercorporation.com. The Internet address is for informational purposes only and is not intended for use as a hyperlink. The Company is not incorporating any material on its website into this report.
Non-GAAP Information
In an effort to provide investors with information regarding the Company’s results in addition to that as determined by generally accepted accounting principles (GAAP), the Company also discloses non-GAAP information which management believes provides useful information to investors. Free cash flow, net debt, total debt, net capitalization, Adjusted Working Capital, earnings adjusted for non-recurring items, revenue excluding the impact of changes in foreign currency exchange rates and organic revenue growth are not financial measures under GAAP and should not be considered as a substitute for cash flows from operating activities, debt or equity, earnings, revenue and working capital as determined in accordance with GAAP, and they may not be comparable to similarly titled measures reported by other companies. Management believes the (1) net debt to net capitalization ratio and (2) free cash flow are important measures of operating performance and liquidity. Net debt to net capitalization is helpful in evaluating the Company’s capital structure and the amount of leverage it employs. Free cash flow provides both management and investors a measurement of cash generated from operations that is available to fund acquisitions, pay dividends, repay debt and repurchase the Company’s common stock. Reconciliations of free cash flow, total debt and net debt can be found in the Liquidity and Capital Resources section within Item 2-Management’s Discussion and Analysis. Management believes that reporting adjusted working capital (also sometimes called “working capital”), which is calculated as accounts receivable, plus inventory, less accounts payable, provides a meaningful measure of the Company’s operational results by showing the changes caused solely by revenue. Management believes that reporting adjusted working capital and revenues at constant currency, which excludes the positive or negative impact of fluctuations in foreign currency exchange rates, provides a meaningful measure of the Company’s operational changes, given the global nature of Dover’s businesses. Management believes that reporting organic or core revenue growth, which excludes the impact of foreign currency exchange rates and the impact of acquisitions, provides a useful comparison of the Company’s revenue performance and trends between periods.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
There has been no significant change in the Company’s exposure to market risk during the first three months of 2011. For a discussion of the Company’s exposure to market risk, refer to Item 7A, Quantitative and Qualitative Disclosures about Market Risk, contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010.
Item 4. Controls and Procedures
At the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2011.
During the first quarter of 2011, there were no changes in the Company’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. In making its assessment of changes in internal control over financial reporting as of March 31, 2011, management has excluded those companies acquired in purchase business combinations during the twelve months ended March 31, 2011. The Company is currently assessing the control environments of these acquisitions. With the exception of TAGC Limited LLC, in which the Company has a 60% controlling interest, these companies are wholly-owned by the Company and their total revenue for the three month period ended March 31, 2011 represents approximately 3.1% of the Company’s consolidated revenue for the same period. Their assets, including goodwill, represent approximately 7.2% of the Company’s consolidated assets at March 31, 2011.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
See Part I, Notes to Condensed Consolidated Financial Statements, Note 10.
Item 1A. Risk Factors
There have been no material changes with respect to risk factors as previously disclosed in Dover’s Annual Report on Form 10-K for its fiscal year ended December 31, 2010.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a)	Not applicable.

(b)	Not applicable.

(c)	The table below presents shares of the Company’s stock which were acquired by the Company during the quarter:

				Maximum Number (or
			Total Number of	Approximate Dollar
			Shares Purchased	Value) of Shares that
	Total Number		as Part of Publicly	May Yet Be Purchased
	of Shares	Average Price	Announced Plans	under the Plans or
Period	Purchased (1)	Paid per Share	or Programs	Programs (2)
January 1 to January 31	—	$—	—	6,568,468
February 1 to February 28	220,000	65.80	220,000	6,348,468
March 1 to March 31	230,000	64.08	230,000	6,118,468

For the First Quarter	450,000	$64.92	450,000	6,118,468

(1)	During the first quarter, the Company purchased 450,000 shares on the open market under the five-year, 10,000,000 share repurchase authorized by the Board of Directors in May 2007.

(2)	As of March 31, 2011, the approximate number of shares still available for repurchase under the May 2007 share repurchase authorization was 6,118,468.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. [Removed and Reserved]
Item 5. Other Information
(a)	None.

(b)	None.
Item 6. Exhibits

31.1	Certificate pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, signed and dated by Brad M. Cerepak.

31.2	Certificate pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, signed and dated by Robert A. Livingston.

32	Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002, signed and dated by Robert A. Livingston and Brad M. Cerepak.

101	The following materials from Dover Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statement of Operations, (ii) the Condensed Consolidated Balance Sheet, (iii) the Condensed Consolidated Statement of Stockholders’ Equity, (iv) the Condensed Consolidated Statement of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements. In accordance with Rule 406T of Regulation S-T, the XBRL related information shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

DOVER CORPORATION

Date: April 21, 2011	/s/ Brad M. Cerepak Brad M. Cerepak,
Vice President & Chief Financial Officer
(Principal Financial Officer)

Date: April 21, 2011	/s/ Raymond T. McKay Jr. Raymond T. McKay, Jr.,
Vice President, Controller
(Principal Accounting Officer)

EXHIBIT INDEX

31.1	Certificate pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, signed and dated by Brad M. Cerepak.

31.2	Certificate pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, signed and dated by Robert A. Livingston.

32	Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed and dated by Robert A. Livingston and Brad M. Cerepak.

101	The following materials from Dover Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statement of Operations, (ii) the Condensed Consolidated Balance Sheet, (iii) the Condensed Consolidated Statement of Stockholders’ Equity, (iv) the Condensed Consolidated Statement of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements. In accordance with Rule 406T of Regulation S-T, the XBRL related information shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.