Form 10-Q
period 2011-06-30
DOVER Corp
filed 2011-07-22
CIK 29905

 UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT

PURSUANT TO SECTION 13 or 15(d) OF
THE SECURTIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The number of shares outstanding of the Registrant’s common stock as of July 15, 2011 was 186,023,340.

Dover Corporation
Form 10-Q

(All other schedules are not required and have been omitted.)

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

DOVER CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(in thousands, except per share figures)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenue	$2,156,871	$1,786,696	$4,115,892	$3,369,966
Cost of goods and services	1,341,014	1,097,998	2,551,210	2,069,111
Gross profit	815,857	688,698	1,564,682	1,300,855
Selling and administrative expenses	474,130	423,809	952,649	832,978
Operating earnings	341,727	264,889	612,033	467,877
Interest expense, net	28,134	26,942	56,420	54,111
Other expense (income), net	1,374	(4,708)	2,594	(5,949)
Earnings before provision for income taxes and discontinued operations	312,219	242,655	553,019	419,715
Provision for income taxes	63,125	70,762	120,619	126,337
Earnings from continuing operations	249,094	171,893	432,400	293,378
Gain (loss) from discontinued operations, net	675	(2,023)	12,274	(15,381)
Net earnings	$249,769	$169,870	$444,674	$277,997

Basis earnings (loss) per common share:
Earnings from continuing operations	$1.34	$0.92	$2.32	$1.57
Gain (loss) from discontinued operations, net	-	(0.01)	0.07	(0.08)
Net earnings	1.34	0.91	2.38	1.49

Weighted average shares outstanding	186,443	186,823	186,522	186,998

Diluted earnings (loss) per common share:
Earnings from continuing operations	$1.31	$0.91	$2.28	$1.55
Gain (loss) from discontinued operations, net	-	(0.01)	0.06	(0.08)
Net earnings	1.32	0.90	2.34	1.47

Weighted average shares outstanding	189,705	188,720	189,905	188,948

Dividends paid per common share	$0.275	$0.26	$0.55	$0.52

The following table is a reconciliation of the share amounts used in computing earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Weighted average shares outstanding - Basic	186,443	186,823	186,522	186,998

Dilutive effect of assumed exercise of employee stock options, SARs and performance shares	3,262	1,897	3,383	1,950

Weighted average shares outstanding - Diluted	189,705	188,720	189,905	188,948

Anti-dilutive options/SARs excluded from diluted EPS computation	1,513	3,790	1,184	1,501

See Notes to Condensed Consolidated Financial Statements

DOVER CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEET
(in thousands)
(unaudited)

	June 30, 2011	December 31, 2010
Current assets:
Cash and cash equivalents	$1,397,419	$1,187,361
Short-term investments	-	121,734
Receivables, net of allowances of $32,775 and $34,151	1,323,470	1,087,704
Inventories, net	882,512	714,110
Prepaid and other current assets	71,509	61,242
Deferred tax assets	78,505	89,720
Total current assets	3,753,415	3,261,871
Property, plant and equipment, net	936,797	847,189
Goodwill	3,616,805	3,368,033
Intangible assets, net	1,038,658	907,523
Other assets and deferred charges	113,773	111,145
Assets of discontinued operations	22,590	67,133
Total assets	$9,482,038	$8,562,894

Current liabilities:
Notes payable and current maturities of long-term debt	47,748	16,925
Accounts payable	596,315	469,038
Accrued compensation and employee benefits	247,265	275,947
Accrued insurance	108,871	112,198
Other accrued expenses	223,449	240,786
Federal and other taxes on income	40,318	79,492
Total current liabilities	1,263,966	1,194,386
Long-term debt	2,186,238	1,790,886
Deferred income taxes	446,579	381,297
Other liabilities	594,313	564,121
Liabilities of discontinued operations	77,985	105,642
Stockholders' Equity:
Total stockholders' equity	4,912,957	4,526,562
Total liabilities and stockholders' equity	$9,482,038	$8,562,894

See Notes to Condensed Consolidated Financial Statements

DOVER CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Common Stock $1 Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Earnings	Retained Earnings	Treasury Stock	Total Stockholders' Equity
Balance at December 31, 2010	$249,361	$596,457	$50,161	$5,953,027	$(2,322,444)	$4,526,562
Net earnings	-	-	-	444,674	-	444,674
Dividends paid	-	-	-	(102,606)	-	(102,606)
Common stock issued for options exercised	1,095	25,654	-	-	-	26,749
Tax benefit from the exercise of stock options	-	7,370	-	-	-	7,370
Stock-based compensation expense	-	14,448	-	-	-	14,448
Common stock acquired	-	-	-	-	(98,382)	(98,382)
Translation of foreign financial statements	-	-	90,944	-	-	90,944
Other, net of tax	-	2,846	352	-	-	3,198
Balance at June 30, 2011	$250,456	$646,775	$141,457	$6,295,095	$(2,420,826)	$4,912,957

Preferred Stock; $100 par value per share; 100,000 shares authorized; no shares issued.

See Notes to Condensed Consolidated Financial Statements

DOVER CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2011	2010
Operating Activities of Continuing Operations

Net earnings	$444,674	$277,997

Adjustments to reconcile net earnings to cash from operating activities:
(Gain) loss from discontinued operations	(12,274)	15,381
Depreciation and amortization	148,205	132,013
Stock-based compensation	14,401	12,963
Gain on sale of assets	(942)	(5,088)
Cash effect of changes in current assets and liabilities (excluding effects of acquisitions, dispositions and foreign exchange):
Accounts receivable	(188,538)	(228,007)
Inventories	(102,035)	(114,408)
Prepaid expenses and other assets	(7,952)	7,715
Accounts payable	109,380	151,731
Accrued expenses	(67,580)	29,689
Accrued and deferred taxes, net	5,263	69,834
Other, net	(705)	(31,555)
Net cash provided by operating activities of continuing operations	341,897	318,265

Investing Activities of Continuing Operations
Proceeds from sale of short-term investments	124,410	304,278
Purchase of short-term investments	-	(350,583)
Proceeds from the sale of property, plant and equipment	5,010	11,315
Additions to property, plant and equipment	(126,420)	(86,281)
Proceeds from the sale of businesses	4,816	4,500
Settlement of net investment hedge	(18,211)	-
Acquisitions (net of cash acquired)	(424,624)	(9,985)
Net cash used in investing activities of continuing operations	(435,019)	(126,756)

Financing Activities of Continuing Operations
Change in notes payable, net	31,145	30,000
Reduction of long-term debt	(400,458)	(16,537)
Proceeds from long-term debt, net of discount and issuance costs	788,971	-
Purchase of common stock	(98,382)	(64,454)
Proceeds from exercise of stock options and SARs, including tax benefits	34,119	42,787
Dividends to stockholders	(102,606)	(97,277)
Net cash provided by (used in) financing activities of continuing operations	252,789	(105,481)

Cash Flows from Discontinued Operations
Net cash used in operating activities of discontinued operations	(5,739)	(1,434)
Net cash used in investing activities of discontinued operations	-	(140)
Net cash used in discontinued operations	(5,739)	(1,574)

Effect of exchange rate changes on cash and cash equivalents	56,130	(60,002)

Net increase in cash and cash equivalents	210,058	24,452
Cash and cash equivalents at beginning of period	1,187,361	714,365

Cash and cash equivalents at end of period	$1,397,419	$738,817

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

The following table details the acquisitions made during the six months ended June 30, 2011.

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

The Company acquired these businesses in four separate transactions for an aggregate purchase price of $424,624, net of cash acquired.  The 2011 acquisitions are wholly-owned, with the exception of TAGC Limited LLC in which the Company acquired a 60% controlling interest. The non-controlling interest in TAGC Limited LLC is not material. The Unaudited Condensed Consolidated Statement of Operations includes the results of these businesses from the dates of acquisition. The aggregate revenue of the 2011 acquisitions included in the Company’s consolidated revenue totaled $46,111and $89,644 for the three and six months ended June 30, 2011, respectively.

The Company has allocated purchase price at the dates of acquisition based upon its understanding, obtained during due diligence and through other sources, of the fair value of the acquired assets and assumed liabilities. If additional information is obtained about these assets and liabilities within the measurement period (not to exceed one year from the date of acquisition), including through asset appraisals and learning more about the newly acquired business, the Company may refine its estimates of fair value to allocate the purchase price more accurately; however, any such revisions are not expected to be significant.

The following presents the allocation of the acquisition cost to the assets acquired and liabilities assumed, based on their estimated fair values:

Current assets, net of cash acquired	$81,213
Property, plant and equipment	41,435
Goodwill	236,135
Intangible assets	190,132
Other	(1,118)
Total liabilities	(123,173)
Net assets acquired	$424,624

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(in thousands, unless otherwise indicated)

As a result of these acquisitions, the Company recorded approximately $177,853 of customer-related intangible assets (weighted average lives of 12 years), $8,535 of trademarks (weighted average lives of 11 years), and $3,744 of other intangibles (weighted average lives of 7 years). The 2011 acquisitions resulted in the recognition of goodwill totaling $236,135, of which $3,856 is expected to be deductible for tax purposes

Each of the businesses acquired in 2011 manufacture products and/or provide services in the energy and fluid solutions markets, each growth areas for the Company. These businesses were acquired to complement and expand upon existing operations within the Fluid Management segment. As such, the goodwill identified by the acquisitions reflects the benefits expected to be derived from product line expansion and operational synergies.

In accordance with ASU 2010-29, “Disclosure of Supplementary Pro Forma Information for Business Combinations,” the following unaudited pro forma information illustrates the effect on the Company’s revenue and net earnings for the three and six months ended June 30, 2011 and 2010, assuming that the 2011 acquisitions had taken place at the beginning of 2010. As a result, the supplemental pro forma net earnings reflect adjustments to the net earnings as reported in the Unaudited Condensed Consolidated Statement of Operations for the three and six months ended June 30, 2011 to exclude $335 and $2,027, respectively, of nonrecurring expense (after-tax) related to the fair value adjustments to acquisition-date inventory. The supplemental pro forma earnings for the comparable 2010 period were adjusted to include these charges. The 2011 and 2010 supplemental pro forma earnings are also adjusted to reflect the comparable impact of additional depreciation and amortization expense (net of tax) resulting from the fair value measurement of tangible and intangible assets relating to 2011 and 2010 acquisitions.

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenue from continuing operations:
As reported	$2,156,871	$1,786,696	$4,115,892	$3,369,966
Pro forma	2,156,871	1,841,346	4,117,317	3,479,945
Net earnings from continuing operations:
As reported	$249,094	$171,893	$432,400	$293,378
Pro forma	249,429	176,762	434,570	301,748
Basic earnings per share from continuing operations:
As reported	$1.34	$0.92	$2.32	$1.57
Pro forma	1.34	0.95	2.33	1.61
Diluted earnings per share from continuing operations:
As reported	$1.31	$0.91	$2.28	$1.55
Pro forma	1.31	0.94	2.29	1.60

These pro forma results of operations have been prepared for comparative purposes only, and they do not purport to be indicative of the results of operations that actually would have resulted had the acquisitions occurred on the dates indicated or that may result in the future.

3. Inventories, net

	June 30, 2011	December 31, 2010
Raw materials	$402,166	$349,628
Work in progress	212,387	161,597
Finished goods	323,931	253,910
Subtotal	938,484	765,135
Less LIFO reserve	55,972	51,025
Total	$882,512	$714,110

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(in thousands, unless otherwise indicated)

4. Property, Plant and Equipment, net

	June 30, 2011	December 31, 2010
Land	$57,075	$50,760
Buildings and improvements	601,808	567,941
Machinery, equipment and other	2,050,082	1,921,509
	2,708,965	2,540,210
Accumulated depreciation	(1,772,168)	(1,693,021)
Total	$936,797	$847,189

5. Financial Instruments

Derivatives

The Company is exposed to market risk for changes in foreign currency exchange rates due to the global nature of its operations. In order to manage this risk the Company has hedged portions of its forecasted sales and purchases, which occur within the next twelve months and are denominated in non-functional currencies, with currency forward or collar contracts designated as cash flow hedges. At June 30, 2011 and December 31, 2010, the Company had contracts with U.S. dollar equivalent notional amounts of $37,447 and $63,935, respectively, to exchange foreign currencies, principally the U.S. dollar, British pound, Singapore dollar, Chinese yuan and Malaysian ringgit. The Company believes it is probable that all forecasted cash flow transactions will occur.

The Company has an outstanding floating-to-floating cross currency swap agreement for a total notional amount of $50,000 in exchange for CHF 65,100. In February 2011, the Company amended and restated the terms of the arrangement to extend its maturity date to October 15, 2015. This transaction continues to hedge a portion of the Company’s net investment in CHF-denominated operations. The agreement qualifies as a net investment hedge and the effective portion of the change in fair value is reported within the cumulative translation adjustment section of other comprehensive income. The fair values at June 30, 2011 and December 31, 2010 reflected losses of $29,895 and $19,774, respectively, due to the strengthening of the Swiss franc relative to the U.S. dollar over the term of the arrangement.

In January 2011, the Company entered into foreign currency forward contracts to purchase $350,000 for €258,719, which were designated as hedging an equivalent amount of the Company’s euro denominated net investment. The agreements qualified as net investment hedges with the changes in fair value being reported within the cumulative translation adjustment section of other comprehensive income. These arrangements were settled on April 4, 2011, resulting in a loss of $18,211 being reflected within the cumulative translation adjustment.

The following table sets forth the fair values of derivative instruments held by the Company as of June 30, 2011 and December 31, 2010 and the balance sheet lines in which they are recorded:

	Fair Value - Asset (Liability)
	June 30, 2011	December 31, 2010	Balance Sheet Caption
Foreign currency forward / collar contracts	$215	$503	Prepaid / Other assets
Net investment hedge - cross currency swap	(29,895)	(19,774)	Other liabilities

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

The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2011 and December 31, 2010:

	June 30, 2011			December 31, 2010
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets:
Short-term investments	$-	$-	$-	$121,734	$-	$-
Foreign currency cash flow hedges	-	215	-	-	503	-
Liabilities:
Net investment hedge derivative	-	29,895	-	-	19,774	-

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

The estimated fair value of long-term debt at June 30, 2011 and December 31, 2010 was $2,431,461 and $1,961,697, respectively, compared to the carrying value of $2,187,986 and $1,792,811. The carrying value includes the portion that is due and payable in less than one year of $1,748 and $1,925 at June 30, 2011 and December 31, 2010, respectively. The estimated fair value of the long-term debt is based on quoted market prices for similar instruments. The fair value of short-term loans, principally commercial paper at June 30, 2011 and December 31, 2010, approximates carrying value.

The carrying values of cash and cash equivalents, trade receivables, accounts payable, notes payable, and accrued expenses are reasonable estimates of their fair values as of June 30, 2011 and December 31, 2010 due to the short-term nature of these instruments.

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(in thousands, unless otherwise indicated)
6. Goodwill and Other Intangible Assets

The following table provides the changes in carrying value of goodwill by segment for the six months ended June 30, 2011:

	Industrial Products	Engineered Systems	Fluid Management	Electronic Technologies	Total
Goodwill	$1,031,658	$819,054	$699,232	$977,811	$3,527,755
Accumulated impairment loss	(99,752)	-	(59,970)	-	(159,722)
Balance at January 1, 2011	931,906	819,054	639,262	977,811	3,368,033
Acquisitions	-	-	236,135	-	236,135
Foreign currency translation	1,257	2,747	2,587	6,046	12,637
Balance at June 30, 2011	$933,163	$821,801	$877,984	$983,857	$3,616,805

The following table provides the gross carrying value and accumulated amortization for each major class of intangible asset:

	June 30, 2011		December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized Intangible Assets:
Trademarks	$86,012	$24,241	$74,053	$21,330
Patents	136,114	99,900	131,975	94,632
Customer Intangibles	982,150	379,403	802,663	334,585
Unpatented Technologies	140,600	93,781	138,780	86,461
Drawings & Manuals	16,398	8,500	15,650	7,728
Distributor Relationships	73,227	26,667	73,183	24,724
Other	29,349	21,354	28,202	18,445
Total	1,463,850	653,846	1,264,506	587,905
Unamortized Intangible Assets:
Trademarks	228,654		230,922
Total Intangible Assets	$1,692,504	$653,846	$1,495,428	$587,905

Amortization expense totaled $30,751 and $25,891 for the three months ended June 30, 2011 and 2010, respectively. For the six months ended June 30, 2011 and 2010, amortization expense was $61,765 and $51,655, respectively.

7. Borrowings

Borrowings consist of the following:
	June 30, 2011	December 31, 2010
6.50% 10-year notes due February 15, 2011	$-	$399,986
4.875% 10-year notes due October 15, 2015	299,145	299,047
5.45% 10-year notes due March 15, 2018	347,773	347,608
4.30% 10-year notes due March 1, 2021	449,748	-
6.60% 30-year notes due March 15, 2038	247,639	247,595
5.375% 30-year notes due March 1, 2041	345,272	-
6.65% 30-year debentures due June 1, 2028	199,396	199,379
5.375% 30-year debentures due October 15, 2035	296,128	296,048
Other	2,885	3,148
Total long-term debt	2,187,986	1,792,811
Less current installments	(1,748)	(1,925)
	$2,186,238	$1,790,886

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

At June 30, 2011 and December 31, 2010, notes payable and current maturities of long-term debt within the Unaudited Condensed Consolidated Balance Sheet included commercial paper of $46,000 and $15,000, respectively.

The Company maintains a $1 billion unsecured revolving credit facility which expires on November 9, 2012. The Company primarily uses this facility as liquidity back-up for its commercial paper program and has not drawn down any loans under the $1 billion facility and does not anticipate doing so. The Company generally uses commercial paper borrowings for general corporate purposes, funding of acquisitions and the repurchases of its common stock.

Interest expense for the three months ended June 30, 2011 and 2010 was $31,120 and $28,996, respectively. For the six months ended June 30, 2011 and 2010, interest expense was $62,180 and $57,842, respectively. Interest income for the three months ended June 30, 2011 and 2010 was $2,986 and $2,054, respectively. For the six months ended June 30, 2011 and 2010, interest income was $5,760 and $3,731, respectively.

8. Income Taxes

The Company’s provision for income taxes for continuing operations in interim periods is computed by applying its estimated annual effective tax rate against earnings before income tax expense for the period. In addition, non-recurring or discrete items are recorded during the period in which they occur.  The effective tax rates for the three and six months ended June 30, 2011 were 20.2% and 21.8% compared to the prior year rates of 29.2% and 30.1%.  The effective tax rates for the three and six month periods of 2011 were favorably impacted by net discrete items totaling $30,354, including $22,338 arising in the second quarter principally from U.S. federal tax settlements and $8,016 arising in the first quarter principally from settlements with state taxing authorities.  Excluding discrete items, the effective tax rates for the three and six month periods of 2011 were 27.4% and 27.3%, respectively, which are lower than the effective rates in the comparable 2010 periods primarily due to a more favorable mix of non-U.S. earnings in 2011.  The Company believes additional uncertain tax positions will be settled within the next 12 months; however, an estimate cannot be made due to the uncertainties associated with the resolution of these matters.

9. Discontinued Operations

Summarized results of the Company’s discontinued operations are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenue	$-	$-	$-	$9,380

Loss on sale, net of taxes	$-	$(926)	$-	$(14,203)

(Loss) gain from operations before taxes	(490)	(323)	66	102
Benefit (provision) for income taxes	1,165	(774)	12,208	(1,280)
Gain (loss) from discontinued operations, net of tax	$675	$(2,023)	$12,274	$(15,381)

The Company currently has no businesses held for sale in discontinued operations. The gain from discontinued operations, net of tax, for the six months ended June 30, 2011 reflects the tax benefit resulting primarily from discrete tax items settled during the period. For the six months ended June 30, 2010, the loss from discontinued operations, net of tax reflects the sale of Triton, an operating company that had been reclassified from the Engineered Systems segment to discontinued operations in 2008.

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(in thousands, unless otherwise indicated)
At June 30, 2011 and December 31, 2010, the assets and liabilities of discontinued operations primarily represent residual amounts for deferred tax assets, short and long-term reserves, and contingencies related to businesses previously sold.

Additional detail related to the assets and liabilities of the Company’s discontinued operations is as follows:

	June 30, 2011	December 31, 2010
Assets of Discontinued Operations
Current assets	$9,500	$52,678
Non-current assets	13,090	14,455
	$22,590	$67,133

Liabilities of Discontinued Operations
Current liabilities	$10,184	$34,111
Non-current liabilities	67,801	71,531
	$77,985	$105,642

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

Estimated warranty program claims are provided for at the time of sale. Amounts provided for are based on historical costs and adjusted new claims. The changes in the carrying amount of product warranties through June 30, 2011 and 2010 are as follows:

	2011	2010
Beginning Balance, January 1	$58,229	$59,713
Provision for warranties	20,680	19,728
Settlements made	(20,539)	(18,364)
Other adjustments, including currency translation	725	(1,895)
Ending Balance, June 30	$59,095	$59,182

As of June 30, 2011, the Company had approximately $77,561 outstanding in letters of credit with financial institutions, which expire at various dates in 2011 through 2016. These letters of credit are primarily maintained as security for insurance, warranty and other performance obligations.

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(in thousands, unless otherwise indicated)

From time to time, the Company will initiate various restructuring programs at its operating companies and incur severance and other restructuring costs. For the three months ended June 30, 2011, restructuring charges of $1,214 and $881 were recorded in cost of goods and services and selling and administrative expenses, respectively. For the three months ended June 30, 2010, restructuring charges of $197 were recorded in selling and administrative expenses.  For the six months ended June 30, 2011, restructuring charges of $1,301 and $2,274 were recorded in cost of goods and services and selling and administrative expenses, respectively. For the six months ended June 30, 2010, restructuring charges of $713 and $1,535 and were recorded in cost of goods and services and selling and administrative expenses, respectively.

The following table details the Company’s severance and other restructuring reserve activity:

	Severance	Exit	Total
At December 31, 2010	$1,143	$6,751	$7,894
Provision	2,722	853	3,575
Payments	(2,444)	(2,437)	(4,881)
Other	19	(394)	(375)
At June 30, 2011	$1,440	$4,773	$6,213

The following table details restructuring charges incurred by segment for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Industrial Products	$467	$463	$941	$796
Engineered Systems	(2)	310	4	426
Fluid Management	1,514	(489)	2,382	768
Electronic Technologies	116	(87)	248	258
Total	$2,095	$197	$3,575	$2,248

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(in thousands, unless otherwise indicated)

11. Employee Benefit Plans

The following table sets forth the components of the Company’s net periodic expense relating to retirement and post-retirement benefit plans:

	Retirement Plan Benefits
	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Service Cost	$5,316	$4,850	$10,609	$9,700
Interest Cost	10,951	9,632	21,851	19,264
Expected return on plan assets	(11,681)	(9,621)	(23,313)	(19,242)
Amortization:
Prior service cost	2,175	2,158	4,347	4,316
Recognized actuarial loss	2,148	1,367	4,296	2,734
Transition obligation	(11)	(11)	(22)	(22)
Other	32	20	64	40
Net periodic expense	$8,930	$8,395	$17,832	$16,790

	Post-Retirement Benefits
	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Service Cost	$51	$70	$103	$139
Interest Cost	181	212	362	420
Amortization:
Prior service cost	(103)	(98)	(205)	(200)
Recognized actuarial loss	(60)	(103)	(120)	(203)
Net periodic expense	$69	$81	$140	$156

12. Comprehensive Earnings

Comprehensive earnings were as follows:
	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net earnings	$249,769	$169,870	$444,674	$277,997
Foreign currency translation adjustment, net of tax	18,760	(86,198)	90,944	(171,465)
Other, net of tax	875	609	352	1,949
Comprehensive earnings	$269,404	$84,281	$535,970	$108,481

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(in thousands, unless otherwise indicated)

13. Segment Information

For management reporting and performance evaluation purposes, the Company categorizes its operating companies into four distinct reportable segments. Segment financial information and a reconciliation of segment results to consolidated results follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
REVENUE
Industrial Products	$566,775	$462,386	$1,085,537	$891,184
Engineered Systems	645,655	577,121	1,206,300	1,061,394
Fluid Management	534,538	403,674	1,043,478	784,474
Electronic Technologies	412,630	345,607	785,960	636,596
Intra-segment eliminations	(2,727)	(2,092)	(5,383)	(3,682)
Total consolidated revenue	$2,156,871	$1,786,696	$4,115,892	$3,369,966
EARNINGS FROM CONTINUING OPERATIONS
Segment earnings:
Industrial Products	$73,316	$61,635	$137,729	$112,674
Engineered Systems	94,116	84,655	161,429	139,498
Fluid Management	131,382	96,168	245,067	182,935
Electronic Technologies	76,917	59,582	136,692	104,487
Total segments	375,731	302,040	680,917	539,594
Corporate expense / other	35,378	32,443	71,478	65,768
Net interest expense	28,134	26,942	56,420	54,111
Earnings before provision for income taxes and discontinued operations	312,219	242,655	553,019	419,715
Provision for taxes	63,125	70,762	120,619	126,337
Earnings from continuing operations - total consolidated	$249,094	$171,893	$432,400	$293,378

14. Recent Accounting Standards

In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2009-13, which amended existing guidance for identifying separate deliverables in a revenue-generating transaction where multiple deliverables exist and requires that arrangement consideration be allocated at the inception of an arrangement to all deliverables using the relative selling price method. The ASU also establishes a selling price hierarchy for determining the selling price of a deliverable, which includes: 1) vendor-specific objective evidence if available, 2) third-party evidence if vendor-specific objective evidence is not available, and 3) estimated selling price if neither vendor-specific nor third-party evidence is available.

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

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(in thousands, unless otherwise indicated)

In May 2011, the FASB issued ASU 2011-04 which was issued to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and IFRS. ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements particularly for Level 3 fair value measurements.  This guidance is effective for the Company beginning on January 1, 2012.  Its adoption is not expected to significantly impact the Company’s consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05 which provides new guidance on the presentation of comprehensive income.  ASU 2011-05 eliminates the option to report other comprehensive income and its components in the statement of changes in stockholders’ equity and instead requires an entity to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement or in two separate but consecutive statements.   This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, with early adoption permitted.  The adoption of this ASU will not have a significant impact on the Company’s consolidated financial statements as it only requires a change in the format of the current presentation.

15. Equity Incentive Program

During the six months ended June 30, 2011, the Company issued stock appreciation rights (“SARs”) covering 1,524,329 shares and 44,751 performance shares. During the six months ended June 30, 2010, the Company issued SARs covering 2,306,440 shares and 68,446 performance shares.

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

For the three months ended June 30, 2011 and 2010, after-tax stock-based compensation expense totaled $3,988 and $3,862, respectively. For the six months ended June 30, 2011 and 2010, after-tax stock-based compensation expense totaled $9,361 and $8,426, respectively. Stock-based compensation is reported within selling and administrative expenses in the accompanying Unaudited Condensed Consolidated Statement of Operations.

16. Share Repurchases

In May 2007, the Board of Directors authorized the repurchase of up to 10,000,000 shares through May 2012. During the three and six months ended June 30, 2011, the Company repurchased 1,000,000 and 1,450,000 shares of its common stock in the open market.  During the six months ended June 30, 2011 the Company also repurchased 79,708 shares from the holders of its employee stock options when they tendered these shares as full or partial payment of the exercise price of such options.  Therefore, during the three and six months ended June 30, 2011, a total of 1,079,708 and 1,529,708 shares were repurchased at an average price of $64.06 and $64.31 per share, respectively. Treasury shares increased to 64,415,056 at June 30, 2011 from a balance of 62,885,348 at December 31, 2010.

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(in thousands, unless otherwise indicated)

17. Subsequent Events

The Company assessed events occurring subsequent to June 30, 2011 for potential recognition and disclosure in the Unaudited Condensed Consolidated Financial Statements. No events have occurred that would require adjustment to the Unaudited Condensed Consolidated Financial Statements.

On July 4, 2011, the Company closed on the acquisition of the Sound Solutions business of NXP Semiconductors N.V. The acquisition purchase price of $855 million was funded by cash on hand and is subject to working capital and other contractual adjustments.   Sound Solutions is one of the world’s leading manufacturers of dynamic speakers and receivers for cell phones and other consumer electronics.  The business will be incorporated into the Knowles business within the Dover Electronic Technologies segment, which will enhance the segment’s product offerings serving the high growth handset market. The Company is in the process of finalizing its appraisals of tangible and intangible assets relating to this acquisition, and the allocation of the purchase price to the assets acquired and liabilities assumed will be completed once the appraisal process has been finalized.   Over the last three quarters ended June 30, 2011, the Company has recognized transaction related expenses totaling $3.5 million, which are reflected within selling and administrative expenses, and expects to recognize approximately $11 million of additional transaction related closing costs in the third quarter of 2011 relating to this acquisition.

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

The Company continued to experience positive results during the second quarter of 2011 with all segments achieving double-digit revenue and earnings growth, driven by strong bookings from the first quarter.  As a result, the Company generated revenue of $2.2 billion during the second quarter of 2011, an increase of 21% compared to the prior year.  Gross profit grew $127.2 million or 18% on the strength of increased volume.  Bookings remained solid in the second quarter, driven by continuing strong dynamics in the energy markets, consumer electronics, and global industrial production.  The Company continues to anticipate strength in the majority of its end-markets through the remainder of the year.  However, the strong trends experienced in the first half of the year are expected to be somewhat tempered by a cautious macro-economic environment.  In particular, refrigeration case sales are expected to soften in the second half of the year as well as solar equipment sales.  The Company continues to focus on the execution of its strategies around product innovation, global expansion, leveraging its scale and disciplined capital allocation.

Given its strong performance in the first six months of 2011 and the addition of Knowles Sound Solutions (as described in Note 17 to the Unaudited Condensed Consolidated Financial Statements), the Company estimates that its 2011 full year organic revenue growth will be in the range of 12% to 14% (assuming a negligible impact from foreign currency) and acquisition related growth will be approximately 6%. Based on these revenue assumptions, as well as the impact of tax benefits received in the first half of the year, a slightly lower effective tax rate, and the net impact of Knowles Sound Solutions (which is expected to reduce 2011 diluted earnings per share by $0.03 to $0.05, subject to finalization of the purchase price allocation), the Company has projected that its continuing diluted earnings per share for 2011 will be in the range of $4.50 to $4.60.  If the global or domestic economic conditions accelerate or deteriorate, Dover’s operating results for 2011 could be materially different than currently projected.

Furthermore, in connection with the Company’s strategic planning process, it is currently evaluating the potential sale of certain operating companies within the Material Handling platform of its Industrial Products segment.  The decision regarding these entities is expected to be concluded before the end of the year.

RESULTS OF OPERATIONS

	Three Months Ended June 30,		% / Point	Six Months Ended June 30,		% / Point
(dollars in thousands, except per share figures)	2011	2010	Change	2011	2010	Change

Revenue	$2,156,871	$1,786,696	21%	$4,115,892	$3,369,966	22%
Cost of goods and services	1,341,014	1,097,998	22%	2,551,210	2,069,111	23%
Gross profit	815,857	688,698	18%	1,564,682	1,300,855	20%

Selling and administrative expenses	474,130	423,809	12%	952,649	832,978	14%
Interest expense, net	28,134	26,942	4%	56,420	54,111	4%
Other expense (income), net	1,374	(4,708)	-	2,594	(5,949)	-
Earnings from continuing operations	249,094	171,893	45%	432,400	293,378	47%
Net earnings	249,769	169,870	47%	444,674	277,997	60%

Net earnings per common share - diluted	$1.32	$0.90	46%	$2.34	$1.47	59%

Gross profit margin	37.8%	38.5%	(0.7)	38.0%	38.6%	(0.6)
Selling and administrative expenses as a percentage of revenue	22.0%	23.7%	(1.7)	23.1%	24.7%	(1.6)
Effective tax rate	20.2%	29.2%	(9.0)	21.8%	30.1%	(8.3)

Revenue for the second quarter of 2011 increased $370.2 million or 21% from the comparable 2010 quarter reflecting organic revenue growth of 14%, growth of 4% related to acquisitions, and a 3% favorable impact from foreign exchange.  The organic growth reflects volume increases across all of the Company’s segments, driven by continued higher demand in the majority of the Company’s end-markets, with particular strength in the energy market and end-markets served by material handling industrial products.

Revenue for the first six months of 2011 increased 22% to $4,115.9 million from the comparable 2010 period, with increases at all of the Company’s segments.  The Company’s revenue increase was attributed to organic revenue growth of 16%, revenue growth of 4% related to acquisitions, and a 2% favorable impact from foreign exchange.

Gross profit increased $127.2 million or 18% compared to the 2010 second quarter reflecting the increased sales volumes and benefits from pricing actions and productivity initiatives, which more than offset increased material costs and unfavorable product mix at certain businesses.  Gross profit margin decreased 70 basis points to 37.8% in the second quarter of 2011 as a result of higher raw material costs that have yet to be recovered by selling price increases and product mix.  For the six month period, gross profit increased 20% to $1,564.7 million from the prior year period while gross profit margin decreased 60 basis points to 38.0%, due to the same drivers as noted in the quarter.

Selling and administrative expenses increased $50.3 million or 12% compared to the second quarter of 2010 primarily due to general increases across the segments in support of higher volumes and growth initiatives.  As a percentage of revenue, selling and administrative expenses declined to 22.0% compared to 23.7% in the prior year quarter.  This 170 basis point improvement reflects leverage from the higher revenue levels.

Selling and administrative expenses of $952.6 million for the first six months of 2011 increased by 14% or $119.7 million over the comparable 2010 period.  As a percentage of revenue, these costs declined to 23.1% from 24.7% in the comparable 2010 period, reflecting leverage from the higher revenue levels.

Net interest expense for the second quarter of 2011 increased by $1.2 million or 4% compared to the same quarter last year, while net interest expense for the first six months of 2011 increased by $2.3 million or 4% compared to the respective prior year period.  The increase in both the three and six month periods was primarily due to higher average outstanding debt balances in the 2011 period compared to the prior year.  As discussed in Note 7 to the Unaudited Condensed Consolidated Financial Statements, the Company’s total debt increased approximately $400 million during the year, as the Company issued $800 million in new notes, approximately half of which repaid outstanding commercial paper balances.

Other expense (income), net for the quarter and year to date periods ending June 30, 2011 primarily reflects the impact of net losses from foreign exchange fluctuations on assets and liabilities denominated in currencies other than the functional currency, coupled with other miscellaneous non-operating gains and losses, none of which were individually, or in the aggregate, significant.

The effective tax rates for continuing operations for the three and six months ended June 30, 2011 were 20.2% and 21.8% compared to the prior period rates of 29.2% and 30.1%, respectively. The effective tax rates for the three and six month periods of 2011 were favorably impacted by net discrete items totaling $30.3 million, including $22.3 million arising in the second quarter principally from U.S. federal tax settlements and $8.0 million arising in the first quarter principally from settlements with state taxing authorities. Excluding discrete items, the effective tax rates for the three and six months ended June 30, 2011 were 27.4% and 27.3%, respectively, which are lower than the effective rates in the comparable 2010 periods primarily due to a more favorable mix of non-U.S. earnings in 2011.  While the Company believes additional uncertain tax positions will be settled within the next 12 months, an estimate cannot be made due to the uncertainties associated with the resolution of these matters.

Earnings from continuing operations for the second quarter of 2011 increased 45% to $249.1 million, or $1.31 diluted earnings per share (“EPS”), compared to $171.9 million, or $0.91 diluted EPS, in the prior year second quarter.   Net earnings for the second quarter were $249.8 million or $1.32 diluted EPS, compared to net earnings of $169.9 million or $0.90 diluted EPS for the 2010 second quarter, including a loss from discontinued operations of $2.0 million or $0.01 EPS.  These increases were primarily a result of end-market improvements across all of the Company’s segments driving increased sales volume, coupled with the second quarter tax benefit noted above.

Earnings from continuing operations for the first six months of 2011 increased 47% to $432.4 million, or $2.28 diluted EPS, compared to $293.4 million, or $1.55 diluted EPS. Net earnings for the first six months of 2011 increased 60% to $444.7 million, or $2.34 diluted EPS including a gain from discontinued operations of $12.3 million or $0.06 EPS, compared to net earnings of $278.0 million, or $1.47 diluted EPS including a loss from discontinued operations of $15.4 million, or $0.08 EPS. The increases in earnings from continuing operations and net earnings for the six month period were driven by the same factors as noted previously for the quarter, while net earnings also reflects the impact of discontinued operations as noted below.

The gain from discontinued operations, net of tax for the second quarter of 2011 reflects a tax benefit resulting primarily from discrete tax items settled during the period.  For the second quarter of 2010, the loss from discontinued operations, net of tax related primarily to a working capital adjustment and other tax adjustments on previously sold businesses.

The gain from discontinued operations, net of tax of $12.3 million, or $0.06 EPS, for the six months ended June 30, 2011 reflects a tax benefit resulting primarily from discrete tax items settled during the first quarter.  For the six months ended June 30, 2010, the loss from discontinued operations, net of $15.4 million, or $0.08 EPS, related primarily to the loss generated by the sale of a business that had been previously reflected as discontinued operations.

Severance and Other Restructuring Reserves

The Company does not have any significant restructuring activities underway, but in both 2011 and 2010 initiated a few targeted facility consolidations at its operating companies.  As a result, the Company incurred restructuring charges totaling $3.6 million and $2.2 million for the six months ended June 30, 2011 and 2010, respectively.  The Company does not expect to incur significant restructuring charges over the remainder of 2011, but will continue to monitor business activity across its end markets served and adjust capacity as necessary depending on the economic climate.

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

Material Handling – Industrial and recreational winches, utility, construction and demolition machinery attachments, hydraulic parts, industrial automation tools, four-wheel-drive and all-wheel drive powertrain systems, accessories for off-road vehicles and operator cabs and rollover structures.

Mobile Equipment – Primarily refuse truck bodies, tank trailers, compactors, balers, vehicle service lifts and collision equipment, car wash systems, internal engine components, fluid control assemblies and various aerospace components.

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2011	2010	% Change	2011	2010	% Change
Revenue
Material Handling	$276,828	$214,295	29%	$529,594	$403,347	31%
Mobile Equipment	290,668	248,523	17%	557,343	488,662	14%
Eliminations	(721)	(432)		(1,400)	(825)
	$566,775	$462,386	23%	$1,085,537	$891,184	22%

Segment earnings	$73,316	$61,635	19%	$137,729	$112,674	22%
Operating margin	12.9%	13.3%		12.7%	12.6%

Segment depreciation and amortization	$16,589	$17,118	-3%	$32,990	$34,488	-4%

Bookings
Material Handling	$293,000	$223,787	31%	$581,714	$427,885	36%
Mobile Equipment	336,212	288,887	16%	673,485	520,015	30%
Eliminations	(734)	(303)		(1,233)	(710)
	$628,478	$512,371	23%	$1,253,966	$947,190	32%

Backlog
Material Handling				$217,518	$140,452	55%
Mobile Equipment				485,276	359,727	35%
Eliminations				(654)	(257)
				$702,140	$499,922	40%

Industrial Products revenue and earnings for the second quarter of 2011 increased by 23% and 19%, respectively, from the second quarter of the prior year primarily due to broad-based volume growth in most of the segment’s businesses.  The revenue increase was attributed to growth in core business revenue of 20%, coupled with growth of 2% from Gear Products, a 2010 acquisition made by the Tulsa Winch business in its Material Handling platform, and a 1% favorable impact from foreign currency.  Earnings in the second quarter of 2011 were favorably impacted by increased volume, particularly in infrastructure and energy markets.  Operating margin decreased 40 basis points from the prior year quarter, as benefits from volume increases were offset in part by higher material costs, product mix, and additional selling and administrative investments necessary to support the segment’s product and business development activities.

Material Handling revenue increased 29%, when compared to the prior year second quarter, while earnings increased 22%.  Higher sales volumes drove organic revenue growth of 25%, coupled with 3% growth due to the acquisition of Gear Products noted above and a 1% favorable impact from foreign currency.  Revenue improvements resulted from increased activity across most end-markets, including infrastructure and energy.  Earnings improved due to increased sales volume, offset in part by additional selling and administrative investments necessary to support the platform’s growth initiatives.  The platform’s second quarter operating margin declined 90 basis points compared to the prior year, reflecting the additional selling and administrative spending and the impact of a benefit in the second quarter of 2010 from a $3.4 million one-time gain on the sale of a property.

Mobile Equipment revenue increased 17% while earnings increased 15% compared to the prior year second quarter.  The revenue growth was attributed to higher demand for crude oil and dry bulk commercial trailers and vehicle service offerings.  Earnings increased as a result of the higher volumes, but operating margin decreased 30 basis points, primarily reflecting changes in product mix since a significant portion of the revenue growth was generated by lower margin commercial trailer business.

For the six months ended June 30, 2011, Industrial Products revenue and earnings increased 22%, as compared to the six months ended June 30, 2010.  Revenue and earnings were favorably impacted by increased sales volume, offset in part by additional selling and administrative investments necessary to support the segment’s product and business development activities.

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

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2011	2010	% Change	2011	2010	% Change
Revenue
Engineered Products	$406,620	$357,570	14%	$740,935	$629,343	18%
Product Identification	239,035	219,551	9%	465,365	432,051	8%
	$645,655	$577,121	12%	$1,206,300	$1,061,394	14%

Segment earnings	$94,116	$84,655	11%	$161,429	$139,498	16%
Operating margin	14.6%	14.7%		13.4%	13.1%

Segment depreciation and amortization	$16,350	$15,273	7%	$32,176	$31,023	4%

Bookings
Engineered Products	$400,604	$379,048	6%	$800,361	$747,182	7%
Product Identification	239,234	223,203	7%	472,168	443,613	6%
	$639,838	$602,251	6%	$1,272,529	$1,190,795	7%

Backlog
Engineered Products				$346,335	$334,971	3%
Product Identification				97,236	80,550	21%
				$443,571	$415,521	7%

Engineered Systems revenue and earnings for the second quarter of 2011 increased by 12% and 11%, respectively, from the second quarter of the prior year.  The increase in revenue was supported by organic revenue growth of 7%, a 4% favorable foreign currency impact and a negligible increase from acquisitions.  The revenue and earnings increase was substantially driven by volume growth in product ID, refrigeration and heat transfer systems and food and beverage packaging machines, coupled with the benefits from pricing actions, that more than offset material cost escalation and higher selling and administrative costs during the period.

Engineered Products second quarter revenue increased 14% while earnings increased by 24%. Core business revenue increased 11% driven by volume growth in refrigeration and heat transfer systems and food and beverage packaging machines.  Growth from the Intek acquisition completed in 2010 and favorable foreign currency positively impacted revenues by 3%. The platform’s earnings were favorably impacted by the higher core sales volume and benefits from pricing actions which more than offset higher material costs, contributing to a 140 basis point improvement in operating margin.

Product Identification revenue increased 9%, driven by organic growth of 3% due to strength in the product ID markets, coupled with a 6% favorable foreign currency impact.   Earnings remained flat compared to the second quarter of the prior year and operating margin declined 150 basis points, primarily due to new product launch costs and increased sales activities throughout the quarter.

For the six months ended June 30, 2011, Engineered Systems revenue and earnings increased 14% and 16%, respectively, as compared to the six months ended June 30, 2010.  Revenue and earnings were favorably impacted by increased sales volume,   offset in part by material cost escalation and higher selling and administrative costs during the period.

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

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2011	2010	% Change	2011	2010	% Change
Revenue
Energy	$321,076	$216,020	49%	$624,616	$421,347	48%
Fluid Solutions	213,599	187,759	14%	419,162	363,264	15%
Eliminations	(137)	(105)		(300)	(137)
	$534,538	$403,674	32%	$1,043,478	$784,474	33%

Segment earnings	$131,382	$96,168	37%	$245,067	$182,935	34%
Operating margin	24.6%	23.8%		23.5%	23.3%

Segment depreciation and amortization	$21,775	$15,523	40%	$43,372	$30,286	43%

Bookings
Energy	$335,748	$226,301	48%	$690,522	$434,970	59%
Fluid Solutions	218,868	192,035	14%	436,655	371,072	18%
Eliminations	51	(51)		(258)	(136)
	$554,667	$418,285	33%	$1,126,919	$805,906	40%

Backlog
Energy				$177,129	$84,800	109%
Fluid Solutions				81,436	65,639	24%
Eliminations				-	(1)
				$258,565	$150,438	72%

Fluid Management revenue and earnings for the second quarter of 2011 increased by 32% and 37%, respectively, over the prior year second quarter.  The improvement in revenue was driven by a 16% increase in core business revenue, a 14% increase from recent acquisitions, and 2% favorable foreign currency impact.  The increase in revenue is primarily attributed to continued strength in the oil and gas markets served by the Energy platform as well as in the industrial markets served by the Fluid Solutions platform, along with positive price recovery and market share gains at select operating companies.  The increase in segment earnings and operating margin reflects the benefit of higher sales volumes in the 2011 quarter.

Energy revenue and earnings increased over the prior year quarter by 49% and 50%, respectively. Organic revenue growth of 22% was driven by higher demand in the oil and gas sector, while recent acquisitions contributed revenue growth of 25% and foreign currency had a favorable impact of 2%.  The earnings improvement was driven by the significantly higher volumes and productivity improvements.  Operating margin increased 40 basis points despite additional amortization expense associated with recent acquisitions.

Fluid Solutions revenue and earnings increased over the prior year quarter by 14% and 12%, respectively. Organic revenue growth of 10% was driven by broad-based growth across many end-markets, including petrochemical and energy, while recent acquisitions contributed revenue growth of 1% and foreign currency favorably impacted revenue by 3%.  Earnings were favorably impacted by the increased volumes; however, operating margin decreased 40 basis points due primarily to one-time costs associated with selective integration and restructuring activities.

For the six months ended June 30, 2011, Fluid Management’s revenue and earnings increased over the prior year period by 33% and 34%, respectively, due to higher demand in substantially all end-markets.  On a year-to-date basis, earnings benefited from the higher volumes and operating efficiencies, while operating margin increased 20 basis points compared to the prior year period, despite the impact of additional acquisition-related amortization expense and certain one-time integration and restructuring costs noted above and other one-time acquisition related costs incurred in the first quarter.

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

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2011	2010	% Change	2011	2010	% Change
Revenue	$412,630	$345,607	19%	$785,960	$636,596	23%
Segment earnings	76,917	59,582	29%	136,692	104,487	31%
Operating margin	18.6%	17.2%		17.4%	16.4%

Segment depreciation and amortization	$19,178	$17,823	8%	$38,457	$35,511	8%

Bookings	$393,860	$394,441	0%	$814,121	$752,918	8%
Backlog				374,139	318,450	17%

Electronic Technologies revenue and earnings for the second quarter of 2011 increased 19% and 29%, respectively, over the prior year second quarter.  The increase in revenue was supported by organic revenue growth of 17% and a 2% favorable impact from foreign currency exchange rates.  The organic revenue growth was primarily driven by strong solar manufacturing equipment sales and continued strong demand for electronic assembly and test equipment and Micro Electronic Mechanical Systems (“MEMS”) microphones, while demand for telecom infrastructure related products moderated.  Revenue from the electronic assembly and test equipment companies increased 39% compared to the prior year period due to increased demand for solar products; however, new bookings for solar products declined significantly during the quarter resulting from concerns over governmental actions to curtail subsidies supporting solar power.  The decline in solar bookings experienced in the second quarter is expected to continue in the near-term. The communication components companies’ revenue increased 7% due to strong growth in MEMS microphones. Earnings for the quarter were favorably impacted by higher sales volume and productivity improvements, which more than offset negative impacts of competitive pricing actions and product mix.

The acquisition of the Sound Solutions business closed in the beginning of July, as discussed in Note 17 to the Unaudited Condensed Consolidated Financial Statements.  Sound Solutions is one of the world’s leading manufacturers of dynamic speakers and receivers for cell phones and other consumer electronics.  The business will be incorporated into the Knowles business, which will enhance the segment’s product offerings serving the high growth handset market.  Knowles Sound Solutions is expected to add approximately $200 million to the segment’s second half revenue and be slightly dilutive to earnings for 2011, due to significant acquisition-related expenses.

For the six months ended June 30, 2011, segment revenue increased 23% driven by increases in electronic assembly and communication components businesses of 49% and 8%, respectively.  Earnings improved by 31% due to higher sales volume, product mix and production leverage.

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

Cash Flow Summary

The following table is derived from the Unaudited Condensed Consolidated Statement of Cash Flows:

	Six Months Ended June 30,
Cash Flows from Continuing Operations (in thousands)	2011	2010
Net Cash Flows Provided By (Used In):
Operating activities	$341,897	$318,265
Investing activities	(435,019)	(126,756)
Financing activities	252,789	(105,481)

Cash flows provided by operating activities for the six months ended June 30, 2011 increased $24 million from the prior year period, primarily due to increased net earnings during the 2011 period, offset in part by higher income tax and employee incentive compensation payments and reductions in deferred revenue.

Cash used in investing activities for the six months ended June 30, 2011was $435 million compared to $127 million for the same period of 2010.  In the 2011 period, the Company used $425 million to acquire four businesses in the Fluid Management segment, while the Company used $10 million to acquire two businesses in the second quarter of 2010. In addition, the Company’s capital expenditures were $40 million higher in the 2011 period, reflecting increased investment in capacity expansion within the Company’s high-growth businesses.  Specifically, the Company's U.S. Synthetic business has expanded capacity to meet current demands in its energy markets, and its Knowles business has made significant investments to increase MEMS manufacturing capacity in its domestic and Asian facilities. The increased spending on acquisitions and capital expenditures in the 2011 period was offset in part by $171 million higher net proceeds from the sale and purchase of short-term investments.  The Company expects full year 2011 capital expenditures to approximate 2.8% to 3.0% of revenue.  The Company currently anticipates that additional capital expenditures and any acquisitions made during the remainder of the year will be funded from available cash and internally generated funds and, if necessary, through the issuance of commercial paper, use of established lines of credit or public debt markets.  In the 2011 period, the Company also paid a net of $18 million on the settlement of foreign exchange forward contracts which had served as hedges of a portion of it euro-denominated net investment.

For the six months ended June 30, 2011, cash provided by financing activities totaled $253 million compared to cash used in financing activities of $105 million in the 2010 period.  The cash provided in the 2011 period was primarily due to the $789 million of net proceeds realized from the 4.3% 10-year Notes due 2021 and 5.375% 30-year Notes due 2041 issued in February, partially offset by the net repayment of $400 million of other borrowings, principally commercial paper used to repay the 6.50% 10-year Notes which came due earlier in February 2011.  Cash flows from financing activities also consist of net proceeds from commercial paper used to finance short-term liquidity needs, repurchases of common stock, proceeds from the issuance of common stock and payment of dividends to shareholders.

Adjusted Working Capital (a non-GAAP measure calculated as accounts receivable, plus inventory, less accounts payable) increased from December 31, 2010 by $277 million, or 21%, to $1.6 billion which reflected an increase in receivables of $236 million, an increase in inventory of $168 million and an increase in accounts payable of $127 million generally due to higher order and sales volume.  Excluding acquisitions and the effects of foreign exchange translation, Adjusted Working Capital would have increased by $181 million, or 14%.

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

The following table is a reconciliation of free cash flow to cash flow provided by operating activities:

	Six Months Ended June 30,
Free Cash Flow (in thousands)	2011	2010
Cash flow provided by operating activities	$341,897	$318,265
Less: Capital expenditures	(126,420)	(86,281)
Free cash flow	$215,477	$231,984

Free cash flow as a percentage of revenue	5.2%	6.9%

For the six months ended June 30, 2011, the Company generated free cash flow of $215.5 million, representing 5.2% of revenue and 49.8% of earnings from continuing operations, while continuing to make investments necessary to support the growing businesses.  The free cash flow generated in the first six months of 2011 was $17 million lower than the amount generated in the prior year period, primarily due to the increase in capital expenditures during the period and higher tax and incentive compensation payments, partially offset by the higher earnings on increased sales volumes.  Free cash flow generated during the period reflects typical seasonality.  The Company expects that free cash flow levels will remain at historical levels exceeding 10% of revenue for the full year.

The Company utilizes the net debt to net capitalization calculation (a non-GAAP measure) to assess its overall financial leverage and capacity and believes the calculation is useful to investors for the same reason. The following table provides a reconciliation of net debt to net capitalization to the most directly comparable GAAP measure:

Net Debt to Net Capitalization Ratio (in thousands)	June 30, 2011	December 31, 2010
Current maturities of long-term debt	$1,748	$1,925
Commercial paper	46,000	15,000
Long-term debt	2,186,238	1,790,886
Total debt	2,233,986	1,807,811
Less: Cash, cash equivalents and short-term investments	(1,397,419)	(1,309,095)
Net debt	836,567	498,716
Add: Stockholders' equity	4,912,957	4,526,562
Net capitalization	$5,749,524	$5,025,278
Net debt to net capitalization	14.6%	9.9%

The Company’s net debt to net capitalization ratio increased to 14.6% at June 30, 2011 from 9.9% at December 31, 2010, primarily due to the use of $425 million of cash to fund acquisitions during the year.  Total debt increased by $426 million during the six months of 2011, primarily due to $789 million of net proceeds from the 4.3% 10-year Notes due 2021 and 5.375% 30-year Notes due 2041 issued in February, partially offset by the net repayment of $400 million of other borrowings, principally commercial paper used to repay the 6.50% 10-year Notes which came due earlier in February 2011.

At June 30, 2011, the Company’s cash, cash equivalents and short-term investments totaled $1.4 billion, compared to $1.3 billion at December 31, 2010.  Cash and equivalents are invested in highly liquid investment grade money market instruments with maturities of three months or less. The Company regularly invests cash in excess of near-term requirements in short-term investments, which consist of investment grade time deposits with original maturity dates at the time of purchase greater than three months, up to twelve months.

At June 30, 2011, substantially all of the Company’s total cash and cash equivalents was held outside of the United States.  As described in Note 17 to the Unaudited Condensed Consolidated Financial Statements, on July 4, 2011 the Company used $855.0 million of this cash on hand to acquire Sound Solutions.

The Company uses commercial paper borrowings for general corporate purposes, including the funding of acquisitions and the repurchase of its common stock. The Company currently maintains an unsecured revolving credit facility with a syndicate of banks which permits borrowings up to $1 billion, which expires on November 9, 2012. This facility is used primarily as liquidity back-up for the Company’s commercial paper program. The Company has not drawn down any loans under this facility nor does it anticipate doing so. If the Company were to draw down a loan, at the Company’s election, the loan would bear interest at a Eurodollar or Sterling rate based on LIBOR, plus an applicable margin ranging from 0.13% to 0.35% (subject to adjustment based on the rating accorded the Company’s senior unsecured debt by S&P and Moody’s) or at a base rate pursuant to a formula defined in the facility. Under this facility, the Company is required to maintain an interest coverage ratio of EBITDA to consolidated net interest expense of not less than 3.5 to 1. The Company was in compliance with this covenant and its other long-term debt covenants at June 30, 2011 and had a coverage ratio of 13.4 to 1.

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

The Company has an outstanding floating-to-floating cross currency swap agreement for a total notional amount of $50 million in exchange for CHF 65.1 million. In February 2011, the Company amended and restated the terms of the arrangement to extend its maturity date to October 15, 2015. This transaction continues to hedge a portion of the Company’s net investment in CHF-denominated operations.  The agreement qualifies as a net investment hedge and the effective portion of the change in fair value is reported within the cumulative translation adjustment section of other comprehensive income.  The fair value at June 30, 2011 reflected a loss of $29.9 million due to the strengthening of the Swiss franc relative to the U.S. dollar over the term of this arrangement.

In January 2011, the Company entered into foreign currency forward contracts to purchase $350 million for €258.7 million, which were designated as hedging an equivalent amount of the Company’s euro denominated net investment.  The agreements qualified as net investment hedges with the changes in fair value being reported within the cumulative translation adjustment section of other comprehensive income.  These arrangements were settled on April 4, 2011, at which time the Company recognized a loss of $18.2 million, which was reported within the cumulative translation adjustment.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There has been no significant change in the Company’s exposure to market risk during the first six months of 2011. For a discussion of the Company’s exposure to market risk, refer to Item 7A, Quantitative and Qualitative Disclosures about Market Risk, contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

Item 4. Controls and Procedures

At the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2011.

During the second quarter of 2011, there were no changes in the Company’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. In making its assessment of changes in internal control over financial reporting as of June 30, 2011, management has excluded those companies acquired in purchase business combinations during the twelve months ended June 30, 2011. The Company is currently assessing the control environments of these acquisitions.  With the exception of TAGC Limited LLC, in which the Company has a 60% controlling interest, these companies are wholly-owned by the Company and their total revenue for the six month period ended June 30, 2011 represents approximately 2.9% of the Company’s consolidated revenue for the same period. Their assets, including goodwill, represent approximately 6.9% of the Company’s consolidated assets at June 30, 2011.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

See Part I, Notes to Unaudited Condensed Consolidated Financial Statements, Note 10.

Item 1A. Risk Factors

There have been no material changes with respect to risk factors as previously disclosed in Dover’s Annual Report on Form 10-K for its fiscal year ended December 31, 2010.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable.

(b)	Not applicable.

(c)	The table below presents shares of the Company’s stock which were acquired by the Company during the quarter.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased under the Plans or Programs (2)
April 1 to April 30	379,708	$65.52	300,000	5,818,468
May 1 to May 31	245,000	64.00	245,000	5,573,468
June 1 to June 30	455,000	62.88	455,000	5,118,468
For the Second Quarter	1,079,708	$64.06	1,000,000	5,118,468

(1)
79,708 of these shares were acquired by the Company in April from the holders of its employee stock options when they tendered shares as full or partial payment of the exercise price of such options. These shares are applied against the exercise price at the market price on the date of exercise. During the second quarter, the Company purchased 1,000,000 shares on the open market under the five-year, 10,000,000 share repurchase authorized by the Board of Directors in May 2007.

(2)	As of June 30, 2011, the approximate number of shares still available for repurchase under the May 2007 share repurchase authorization was 5,118,468.

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

101
The following materials from Dover Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011formatted in XBRL (eXtensible Business Reporting Language):  (i) the Unaudited Condensed Consolidated Statement of Operations, (ii) the Unaudited Condensed Consolidated Balance Sheet, (iii) the Unaudited Condensed Consolidated Statement of Stockholders’ Equity, (iv) the Unaudited Condensed Consolidated Statement of Cash Flows, and (v) Notes to the Unaudited Condensed Consolidated Financial Statements.   In accordance with Rule 406T of Regulation S-T, the XBRL related information shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

DOVER CORPORATION

Date: July 22, 2011	/s/ Brad M. Cerepak
Brad M. Cerepak,
Senior Vice President & Chief Financial Officer
(Principal Financial Officer)

Date: July 22, 2011	/s/ Raymond T. McKay Jr.
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

101
The following materials from Dover Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011formatted in XBRL (eXtensible Business Reporting Language):  (i) the Unaudited Condensed Consolidated Statement of Operations, (ii) the Unaudited Condensed Consolidated Balance Sheet, (iii) the Unaudited Condensed Consolidated Statement of Stockholders’ Equity, (iv) the Unaudited Condensed Consolidated Statement of Cash Flows, and (v) Notes to the Unaudited Condensed Consolidated Financial Statements.   In accordance with Rule 406T of Regulation S-T, the XBRL related information shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.