Form 10-Q
period 2011-09-30
DOVER Corp
filed 2011-10-21
CIK 29905

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT

PURSUANT TO SECTION 13 or 15(d) OF
THE SECURTIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

The number of shares outstanding of the Registrant’s common stock as of October 14, 2011 was 185,375,530.

Dover Corporation
Form 10-Q

 (All other schedules are not required and have been omitted.)

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

DOVER CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(in thousands, except per share figures)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenue	$2,203,388	$1,802,158	$6,122,287	$5,023,750
Cost of goods and services	1,381,337	1,111,364	3,786,458	3,065,621
Gross profit	822,051	690,794	2,335,829	1,958,129
Selling and administrative expenses	484,350	397,927	1,401,198	1,198,645
Operating earnings	337,701	292,867	934,631	759,484
Interest expense, net	30,048	26,335	86,468	80,446
Other expense, net	252	9,786	2,848	3,836
Earnings before provision for income taxes and discontinued operations	307,401	256,746	845,315	675,202
Provision for income taxes	78,824	37,437	195,319	162,789
Earnings from continuing operations	228,577	219,309	649,996	512,413
(Loss) earnings from discontinued operations, net	(56,297)	4,450	(33,042)	(10,657)
Net earnings	$172,280	$223,759	$616,954	$501,756

Basic earnings (loss) per common share:
Earnings from continuing operations	$1.23	$1.17	$3.49	$2.74
(Loss) earnings from discontinued operations, net	(0.30)	0.02	(0.18)	(0.06)
Net earnings	0.93	1.20	3.31	2.68

Weighted average shares outstanding	185,770	186,721	186,246	186,917

Diluted earnings (loss) per common share:
Earnings from continuing operations	$1.21	$1.16	$3.43	$2.71
(Loss) earnings from discontinued operations, net	(0.30)	0.02	(0.17)	(0.06)
Net earnings	0.91	1.19	3.26	2.66

Weighted average shares outstanding	188,436	188,565	189,420	188,898

Dividends paid per common share	$0.315	$0.28	$0.865	$0.80

The following table is a reconciliation of the share amounts used in computing earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Weighted average shares outstanding - Basic	185,770	186,721	186,246	186,917

Dilutive effect of assumed exercise of employee stock options, SARs and performance shares	2,666	1,844	3,174	1,981

Weighted average shares outstanding - Diluted	188,436	188,565	189,420	188,898

Anti-dilutive options/SARs excluded from diluted EPS computation	1,495	3,709	1,287	1,432

See Notes to Condensed Consolidated Financial Statements

DOVER CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEET
(in thousands, except per share figures)
(unaudited)

	September 30, 2011	December 31, 2010
Current assets:
Cash and cash equivalents	$917,024	$1,188,564
Short-term investments	-	121,734
Receivables, net of allowances of $30,864 and $33,279	1,339,826	1,049,536
Inventories, net	848,934	675,752
Prepaid and other current assets	114,828	59,920
Deferred tax assets	72,136	89,721
Total current assets	3,292,748	3,185,227
Property, plant and equipment, net	992,641	802,877
Goodwill	3,879,334	3,157,074
Intangible assets, net	1,214,787	799,281
Other assets and deferred charges	110,394	111,146
Assets of discontinued operations	23,132	507,289
Total assets	$9,513,036	$8,562,894

Current liabilities:
Notes payable and current maturities of long-term debt	559	16,590
Accounts payable	591,939	448,357
Accrued compensation and employee benefits	283,276	267,311
Accrued insurance	104,463	111,654
Other accrued expenses	235,567	232,174
Federal and other taxes on income	70,850	92,391
Total current liabilities	1,286,654	1,168,477
Long-term debt	2,186,472	1,790,886
Deferred income taxes	452,678	309,385
Other liabilities	607,784	562,546
Liabilities of discontinued operations	100,242	205,038
Stockholders' Equity:
Total stockholders' equity	4,879,206	4,526,562
Total liabilities and stockholders' equity	$9,513,036	$8,562,894

See Notes to Condensed Consolidated Financial Statements

DOVER CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in thousands, except per share figures)
(unaudited)

	Common Stock $1 Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Earnings	Retained Earnings	Treasury Stock	Total Stockholders' Equity
Balance at December 31, 2010	$249,361	$596,457	$50,161	$5,953,027	$(2,322,444)	$4,526,562
Net earnings	-	-	-	616,954	-	616,954
Dividends paid	-	-	-	(161,046)	-	(161,046)
Common stock issued for options exercised	1,150	27,294	-	-	-	28,444
Tax benefit from the exercise of stock options	-	8,193	-	-	-	8,193
Stock-based compensation expense	-	19,917	-	-	-	19,917
Common stock acquired	-	-	-	-	(129,637)	(129,637)
Translation of foreign financial statements	-	-	(31,472)	-	-	(31,472)
Other, net of tax	-	2,846	(1,555)	-	-	1,291
Balance at September 30, 2011	$250,511	$654,707	$17,134	$6,408,935	$(2,452,081)	$4,879,206

Preferred Stock, $100 par value per share. 100,000 shares authorized; no shares issued.

See Notes to Condensed Consolidated Financial Statements

DOVER CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(in thousands, except per share figures)
(unaudited)

	Nine Months Ended September 30,
	2011	2010
Operating Activities of Continuing Operations
Net earnings	$616,954	$501,756

Adjustments to reconcile net earnings to cash from operating activities:
Loss from discontinued operations, net	33,042	10,657
Depreciation and amortization	222,052	180,916
Stock-based compensation	20,279	16,525
Loss on extinguishment of long-term debt	-	4,343
Gain on sale of assets	(632)	(5,133)
Cash effect of changes in current assets and liabilities (excluding effects of acquisitions, dispositions and foreign exchange):
Accounts receivable	(210,090)	(286,984)
Inventories	(71,788)	(149,394)
Prepaid expenses and other assets	(18,055)	7,153
Accounts payable	110,241	123,803
Accrued expenses	(13,056)	67,960
Contributions to employee benefit plans	(12,000)	(30,000)
Accrued and deferred taxes, net	8,172	45,255
Other, net	28,171	(8,087)
Net cash provided by operating activities of continuing operations	713,290	478,770

Investing Activities of Continuing Operations
Proceeds from sale of short-term investments	124,410	457,063
Purchase of short-term investments	-	(463,575)
Proceeds from the sale of property, plant and equipment	7,380	12,046
Additions to property, plant and equipment	(190,699)	(125,241)
Proceeds from the sale of businesses	304,176	4,500
Settlement of net investment hedge	(18,211)	-
Acquisitions (net of cash acquired)	(1,369,252)	(45,198)
Net cash used in investing activities of continuing operations	(1,142,196)	(160,405)

Financing Activities of Continuing Operations
Change in notes payable, net	(14,988)	48,000
Reduction of long-term debt	(401,187)	(75,814)
Proceeds from long-term debt, net of discount and issuance costs	788,971	-
Purchase of common stock	(129,637)	(70,198)
Proceeds from exercise of stock options and SARs, including tax benefits	36,637	52,221
Dividends to stockholders	(161,046)	(148,636)
Net cash provided by (used in) financing activities of continuing operations	118,750	(194,427)

Cash Flows from Discontinued Operations
Net cash provided by operating activities of discontinued operations	14,540	38,946
Net cash used in investing activities of discontinued operations	(2,481)	(4,514)
Net cash provided by discontinued operations	12,059	34,432

Effect of exchange rate changes on cash and cash equivalents	26,557	(6,840)

Net (decrease) increase in cash and cash equivalents	(271,540)	151,530
Cash and cash equivalents at beginning of period	1,188,564	716,171

Cash and cash equivalents at end of period	$917,024	$867,701

See Notes to Condensed Consolidated Financial Statements

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(in thousands, except per share figures)

1.  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements, in accordance with Securities and Exchange Commission (“SEC”) rules for interim periods, do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements and should be read in conjunction with the Dover Corporation (“Dover” or the “Company”) Annual Report on Form 10-K for the year ended December 31, 2010, which provides a more complete understanding of the Company’s accounting policies, financial position, operating results, business properties and other matters.  The year-end condensed consolidated balance sheet was derived from audited financial statements.  As discussed in Note 9, the Company is reporting certain businesses that were sold during the third quarter of 2011 as discontinued operations.  Therefore, the Company has classified the results of operations of these businesses as discontinued operations for all periods presented, and the assets and liabilities of discontinued operations have been reclassified and are segregated in the consolidated balance sheets.  It is the opinion of management that these financial statements reflect all adjustments necessary for a fair statement of the interim results.  The results of operations of any interim period are not necessarily indicative of the results of operations for the full year.

2. Acquisitions

The following table details the acquisitions made during the nine months ended September 30, 2011.

2011 Acquisitions
Date	Type	Company / Product Line Acquired	Location (Near)	Segment	Platform	Company
3-Jan	Stock	Harbison-Fischer, Inc.	Crowley, TX	Fluid Management	Energy	Norris Production Solutions
Designer and manufacturer of down-hole rod pumps and related products used in artificial lift applications around the world.

5-Jan	Asset/Stock	Dosmatic, Inc.	Carrollton, TX	Fluid Management	Fluid Solutions	Hydro Systems
Manufacturer of non-electric chemical metering equipment used in agricultural, horticulture and other industrial market segments.

26-Jan	Stock	TAGC Limited LLC	Muscat, Oman	Fluid Management	Energy	Norris Production Solutions
Oilfield services provider, servicing both conventional and coiled sucker rod wells in the Middle East.

28-Jan	Asset	EnviroGear Product Line	Franklin Park, IL	Fluid Management	Fluid Solutions	Pump Solutions Group
Manufacturer of magnetically coupled internal gear pumps used in a wide range of industrial manufacturing.

4-Jul	Stock	Sound Solutions	Vienna, Austria	Electronic Technologies	N/A	Knowles Electronics
and Beijing, China
Manufacturer of dynamic speakers and receivers for cell phones and other consumer electronics.

1-Sep	Stock	Oil Lift	Calgary, Canada	Fluid Management	Energy	Norris Production Solutions
Manufacturer of surface drive systems for progressive cavity pumps serving the artificial lift segment of the oil and gas industry.

1-Sep	Asset	Tierra Alta Canada	Edmonton, Canada	Fluid Management	Energy	Norris Production Solutions
Manufacturer of progressive cavity pumps serving the artificial lift segment of the oil and gas industry.

Sound Solutions Acquisition

On July 4, 2011, Dover, through its subsidiary, Knowles Electronics, LLC, completed the acquisition of the Sound Solutions business line from NXP Semiconductors N.V (“NXP”).  The acquisition purchase price of $855,000 was funded by cash on hand and is subject to working capital and other contractual adjustments.  As a result of this acquisition, the Company recorded approximately $280,000 of customer-related intangible assets (weighted average life of 11 years), $8,200 of trademarks (weighted average life of 15 years), and $7,689 of other intangibles (weighted average life of 10 years). This acquisition resulted in the recognition of goodwill totaling $480,634, of which approximately $330,000 is expected to be deductible under local taxing jurisdictions.  Sound Solutions, which manufactures dynamic speakers and receivers for cell phones and other consumer electronics, has been incorporated into the Knowles business within the Electronic Technologies segment.  Knowles is a leading global microelectronic mechanical systems (“MEMS”) microphone supplier, and the acquisition enables Knowles to become a leading supplier of audio components to the handset market.  As such, the goodwill recorded through the acquisition reflects the value attributed to significant cost and global revenue growth synergies that the combined business expects to achieve.  At September 30, 2011, the Company has a receivable from NXP for approximately $33 million, reflecting estimated purchase price adjustments for performance contingencies and working capital levels, subject to final agreement.  The receivable is recorded within prepaid and other current assets in the Unaudited Condensed Consolidated Balance Sheet and is expected to be settled in the fourth quarter of 2011.

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(in thousands, except per share figures)

Other Acquisitions

Through the first nine months of 2011, the Company acquired six other businesses in separate transactions for an aggregate purchase price of $514,252, net of cash acquired.  As a result of these acquisitions, the Company recorded approximately $194,192 of customer-related intangible assets (weighted average lives of 11 years), $11,258 of trademarks (weighted average lives of 11 years), and $17,280 of other intangibles (weighted average lives of 9 years).  These acquisitions resulted in the recognition of goodwill totaling $274,932, of which $4,780 is expected to be deductible for tax purposes.  Each of these businesses manufacture products and/or provide services in the energy and fluid solutions markets, each growth areas for the Company. These businesses were acquired to complement and expand upon existing operations within the Fluid Management segment, and the goodwill identified by these acquisitions reflects the benefits expected to be derived from product line expansion and operational synergies.

All of the 2011 acquisitions are wholly-owned, with the exception of TAGC Limited LLC in which the Company acquired a 60% controlling interest. The non-controlling interest in TAGC Limited LLC is not material.

The following presents the allocation of acquisition cost to the assets acquired and liabilities assumed, based on their estimated fair values:

	Sound Solutions	Other Acquisitions	Total
Current assets, net of cash acquired	$88,339	$113,066	$201,405
Property, plant and equipment	86,335	51,781	138,116
Goodwill	480,634	274,932	755,566
Intangible assets	295,889	222,730	518,619
Other assets	7,787	(542)	7,245
Total liabilities	(136,884)	(147,715)	(284,599)
Net assets acquired	$822,100	$514,252	$1,336,352

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

The Unaudited Condensed Consolidated Statement of Operations includes the results of these businesses from the dates of acquisition. The aggregate revenue of the 2011 acquisitions included in the Company’s consolidated revenue totaled $145,359 and $235,002 for the three and nine months ended September 30, 2011, respectively.

In accordance with ASU 2010-29, “Disclosure of Supplementary Pro Forma Information for Business Combinations,” the following unaudited pro forma information illustrates the effect on the Company’s revenue and net earnings for the three and nine months ended September 30, 2011 and 2010, assuming that the 2011 acquisitions had taken place at the beginning of 2010. As a result, the supplemental pro forma net earnings reflect adjustments to the net earnings as reported in the Unaudited Condensed Consolidated Statement of Operations for the three and nine months ended September 30, 2011 to exclude $8,928 and $10,368, respectively, of acquisition-related costs (after-tax) and $3,644 and $5,671, respectively, of nonrecurring expense related to the fair value adjustments to acquisition-date inventory (after-tax).  The supplemental pro forma earnings for the comparable 2010 periods were adjusted to include these charges. The 2011 and 2010 supplemental pro forma earnings are also adjusted to reflect the comparable impact of additional depreciation and amortization expense (net of tax) resulting from the fair value measurement of tangible and intangible assets relating to 2011 and 2010 acquisitions.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenue from continuing operations:
As reported	$2,203,388	$1,802,158	$6,122,287	$5,023,750
Pro forma	2,212,907	1,945,591	6,288,772	5,453,953
Net earnings from continuing operations:
As reported	$228,577	$219,309	$649,996	$512,413
Pro forma	241,256	231,912	657,721	530,624
Basic earnings per share from continuing operations:
As reported	$1.23	$1.17	$3.49	$2.74
Pro forma	1.30	1.24	3.53	2.84
Diluted earnings per share from continuing operations:
As reported	$1.21	$1.16	$3.43	$2.71
Pro forma	1.28	1.23	3.47	2.81

These pro forma results of operations have been prepared for comparative purposes only, and they do not purport to be indicative of the results of operations that actually would have resulted had the acquisitions occurred on the dates indicated or that may result in the future.

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(in thousands, except per share figures)

3. Inventories, net

	September 30, 2011	December 31, 2010
Raw materials	$383,773	$322,149
Work in progress	204,530	153,374
Finished goods	316,681	250,223
Subtotal	904,984	725,746
Less LIFO reserve	56,050	49,994
Total	$848,934	$675,752

4. Property, Plant and Equipment, net

	September 30, 2011	December 31, 2010
Land	$54,406	$49,052
Buildings and improvements	579,673	533,448
Machinery, equipment and other	2,047,707	1,825,503
	2,681,786	2,408,003
Accumulated depreciation	(1,689,145)	(1,605,126)
Total	$992,641	$802,877

5. Goodwill and Other Intangible Assets

The following table provides the changes in carrying value of goodwill by segment for the nine months ended September 30, 2011:

	Industrial Products	Engineered Systems	Fluid Management	Electronic Technologies	Total
Goodwill	$731,889	$819,054	$699,232	$977,811	$3,227,986
Accumulated impairment loss	(10,942)	-	(59,970)	-	(70,912)
Balance at January 1, 2011	720,947	819,054	639,262	977,811	3,157,074
Acquisitions	-	-	274,932	480,634	755,566
Foreign currency translation	(988)	(886)	(621)	(30,811)	(33,306)
Balance at September 30, 2011	$719,959	$818,168	$913,573	$1,427,634	$3,879,334

The following table provides the gross carrying value and accumulated amortization for each major class of intangible asset:

	September 30, 2011		December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized Intangible Assets:
Trademarks	$63,939	$18,830	$41,712	$16,664
Patents	148,941	98,465	127,106	92,171
Customer Intangibles	1,148,386	352,609	685,939	290,001
Unpatented Technologies	138,366	95,209	138,780	86,461
Drawings & Manuals	6,915	4,820	6,230	4,326
Distributor Relationships	73,187	27,576	73,183	24,724
Other	28,519	23,699	27,900	18,142
Total	1,608,253	621,208	1,100,850	532,489
Unamortized Intangible Assets:
Trademarks	227,742		230,920
Total Intangible Assets	$1,835,995	$621,208	$1,331,770	$532,489

Amortization expense totaled $37,772 and $22,137 for the three months ended September 30, 2011 and 2010, respectively. For the nine months ended September 30, 2011 and 2010, amortization expense was $92,497 and $66,892, respectively.

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(in thousands, except per share figures)

6. Borrowings

Borrowings consist of the following:

	September 30, 2011	December 31, 2010
6.50% 10-year notes due February 15, 2011	$-	$399,986
4.875% 10-year notes due October 15, 2015	299,195	299,047
5.45% 10-year notes due March 15, 2018	347,856	347,608
4.30% 10-year notes due March 1, 2021	449,754	-
6.60% 30-year notes due March 15, 2038	247,661	247,595
5.375% 30-year notes due March 1, 2041	345,312	-
6.65% 30-year debentures due June 1, 2028	199,405	199,379
5.375% 30-year debentures due October 15, 2035	296,168	296,048
Other	1,680	2,813
Total long-term debt	2,187,031	1,792,476
Less current installments	(559)	(1,590)
	$2,186,472	$1,790,886

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

At December 31, 2010, notes payable and current maturities of long-term debt within the Unaudited Condensed Consolidated Balance Sheet included commercial paper of $15,000. There was no commercial paper outstanding at September 30, 2011.

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

Interest expense for the three months ended September 30, 2011 and 2010 was $31,747 and $28,812, respectively. For the nine months ended September 30, 2011 and 2010, interest expense was $93,928 and $86,654, respectively. Interest income for the three months ended September 30, 2011 and 2010 was $1,699 and $2,477, respectively. For the nine months ended September 30, 2011 and 2010, interest income was $7,460 and $6,208, respectively.

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(in thousands, except per share figures)

7. Financial Instruments

Derivatives

The Company is exposed to market risk for changes in foreign currency exchange rates due to the global nature of its operations. In order to manage this risk the Company has hedged portions of its forecasted sales and purchases, which occur within the next twelve months and are denominated in non-functional currencies, with currency forward or collar contracts designated as cash flow hedges. At September 30, 2011 and December 31, 2010, the Company had contracts with U.S. dollar equivalent notional amounts of $98,742 and $63,935, respectively, to exchange foreign currencies, principally the U.S. dollar, British pound, Singapore dollar, Chinese yuan and Malaysian ringgit. The Company believes it is probable that all forecasted cash flow transactions will occur.

The Company has an outstanding floating-to-floating cross currency swap agreement for a total notional amount of $50,000 in exchange for CHF 65,100. In February 2011, the Company amended and restated the terms of the arrangement to extend its maturity date to October 15, 2015. This transaction continues to hedge a portion of the Company’s net investment in CHF-denominated operations. The agreement qualifies as a net investment hedge and the effective portion of the change in fair value is reported within the cumulative translation adjustment section of other comprehensive income. The fair values at September 30, 2011 and December 31, 2010 reflected losses of $24,482 and $19,774, respectively, due to the strengthening of the Swiss franc relative to the U.S. dollar over the term of the arrangement.

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

The following table sets forth the fair values of derivative instruments held by the Company as of September 30, 2011 and December 31, 2010 and the balance sheet lines in which they are recorded:

	Fair Value - Asset (Liability)
	September 30, 2011	December 31, 2010	Balance Sheet Caption
Foreign currency forward / collar contracts	$258	$503	Prepaid / Other assets
Foreign currency forward / collar contracts	(1,687)	-	Other accrued expenses
Foreign currency forward / collar contracts	(491)	-	Other liabilities
Net investment hedge - cross currency swap	(24,482)	(19,774)	Other liabilities

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

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(in thousands, except per share figures)

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

The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis as of September 30, 2011 and December 31, 2010:

	September 30, 2011			December 31, 2010
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets:
Short-term investments	$-	$-	$-	$121,734	$-	$-
Foreign currency cash flow hedges	-	258	-	-	503	-
Liabilities:
Net investment hedge derivative	-	24,482	-	-	19,774	-
Foreign currency cash flow hedges	-	2,178	-	-	-	-

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

The estimated fair value of long-term debt at September 30, 2011 and December 31, 2010 was $2,720,377 and $1,961,363, respectively, compared to the carrying value of $2,187,031 and $1,792,476. The carrying value includes the portion that is due and payable in less than one year of $559 and $1,590 at September 30, 2011 and December 31, 2010, respectively. The estimated fair value of the long-term debt is based on quoted market prices for similar instruments. The fair value of short-term loans, principally commercial paper at December 31, 2010, approximates carrying value.

The carrying values of cash and cash equivalents, trade receivables, accounts payable, notes payable, and accrued expenses are reasonable estimates of their fair values as of September 30, 2011 and December 31, 2010 due to the short-term nature of these instruments.

8. Income Taxes

The effective tax rates for continuing operations for the three and nine months ended September 30, 2011 were 25.6% and 23.1% compared to the prior period rates of 14.6% and 24.1%, respectively. The effective tax rate for the 2011 third quarter was favorably impacted by net discrete items totaling $2,390.  The rate for the nine month period of 2011 was favorably impacted by net discrete items totaling $32,744, including $22,338 arising in the second quarter principally from settlements with the U.S. federal taxing authority and $8,016 arising in the first quarter principally from settlements with state taxing authorities. Excluding discrete items, the effective tax rates for the three and nine months ended September 30, 2011 were 26.4% and 27%, respectively.  The effective tax rates for the three and nine months ended September 30, 2010 were also impacted by discrete items totaling $28,081 arising from third quarter settlements with the U.S. federal tax authority and resolution of a foreign tax matter.  Excluding these discrete items, the effective tax rates for the three and nine months ended September 30, 2010 were 25.5% and 28.3%, respectively.  After adjusting for discrete items in the 2011 and 2010 periods, the Company’s effective tax rate is higher during the 2011 third quarter due to changes in the geographic mix of earnings.  For the year-to-date period, the 2011 effective tax rate is lower than the effective rate in the comparable 2010 period primarily due to lower rates on foreign earnings. While the Company believes additional uncertain tax positions will be settled within the next twelve months, an estimate cannot be made due to the uncertainties associated with the resolution of these matters.

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(in thousands, except per share figures)

9. Discontinued Operations

Management evaluates Dover’s businesses periodically for their strategic fit within Dover’s operations.  Accordingly, in the third quarter of 2011, the Company decided to sell Paladin Brands and Crenlo LLC, two businesses within its Industrial Products segment that serve construction related end-markets.  The sale was completed in September and the Company received cash proceeds of $299,360, subject to final working capital adjustments, and recognized a year-to-date after-tax loss of $66,040. The loss includes an after-tax impairment charge of $76,072 representing a write-down of the carrying value of goodwill to fair value, or the anticipated amount of sales proceeds. This transaction generated a capital loss for tax purposes, and the Company established a valuation allowance of $10,675 for the portion of the capital loss carryforward that, at this point in time, is not more likely than not to be realized.

In connection with this disposal, for all periods presented, the Company has reclassified the results of these businesses into discontinued operations in the Unaudited Condensed Consolidated Statement of Operations, and the assets and liabilities associated with these businesses have been segregated within the Unaudited Condensed Consolidated Balance Sheet.

For the nine months ended September 30, 2010, the loss from discontinued operations, net of tax, reflects the sale of Triton, an operating company that had been reclassified from the Engineered Systems segment to discontinued operations in 2008. The earnings from discontinued operations during the third quarter of 2010 includes the results of the businesses discontinued in 2011 and other expense and accrual adjustments relating to operations that were disposed of in previous periods. The 2010 quarter also reflects $4,502 of tax benefits driven primarily by discrete tax items settled or resolved during the period.

Summarized results of the Company’s discontinued operations are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenue	$103,913	$85,294	$301,461	$243,282

Loss on sale, net of taxes	$(65,375)	$-	$(66,040)	$(14,203)

Earnings from operations before taxes	9,241	1,243	25,077	2,604
(Provision) benefit for income taxes	(163)	3,207	7,921	942
(Loss) earnings from discontinued operations, net of tax	$(56,297)	$4,450	$(33,042)	$(10,657)

Assets and liabilities of discontinued operations are summarized below:

	September 30, 2011	December 31, 2010
Assets of Discontinued Operations
Current assets	$7,884	$141,953
Non-current assets	15,248	365,336
	$23,132	$507,289

Liabilities of Discontinued Operations
Current liabilities	$27,371	$72,652
Non-current liabilities	72,871	132,386
	$100,242	$205,038

At September 30, 2011, the assets and liabilities of discontinued operations primarily include residual amounts for deferred tax assets, short and long-term reserves, and contingencies related to businesses previously sold.

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(in thousands, except per share figures)

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

Estimated warranty program claims are provided for at the time of sale. Amounts provided for are based on historical costs and adjusted new claims. The changes in the carrying amount of product warranties through September 30, 2011 and 2010 are as follows:

	2011	2010
Beginning Balance, January 1	$54,941	$56,298
Provision for warranties	29,531	28,074
Settlements made	(29,049)	(27,760)
Other adjustments, including acquisitions and currency translation	2,201	(892)
Ending Balance, September 30	$57,624	$55,720

As of September 30, 2011, the Company had approximately $74,126 outstanding in letters of credit with financial institutions, which expire at various dates in 2011 through 2016. These letters of credit are primarily maintained as security for insurance, warranty and other performance obligations.

From time to time, the Company will initiate various restructuring programs at its operating companies and incur severance and other restructuring costs. For the three months ended September 30, 2011, restructuring charges of $1,278 and $1,836 were recorded in cost of goods and services and selling and administrative expenses, respectively. For the three months ended September 30, 2010, restructuring charges of $1,952 and $1,361 were recorded in cost of goods and services and selling and administrative expenses, respectively.  For the nine months ended September 30, 2011, restructuring charges of $2,520 and $4,107 were recorded in cost of goods and services and selling and administrative expenses, respectively. For the nine months ended September 30, 2010, restructuring charges of $1,991 and $3,498 and were recorded in cost of goods and services and selling and administrative expenses, respectively.

The following table details the Company’s severance and other restructuring reserve activity:

	Severance	Exit	Total
At December 31, 2010	$1,143	$6,476	$7,619
Provision	4,040	2,587	6,627
Payments	(2,857)	(3,749)	(6,606)
Other	(22)	(638)	(660)
At September 30, 2011	$2,304	$4,676	$6,980

The following table details restructuring charges incurred by segment for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Industrial Products	$1,379	$268	$2,258	$992
Engineered Systems	-	2,034	4	2,460
Fluid Management	513	719	2,895	1,487
Electronic Technologies	1,222	292	1,470	550
Total	$3,114	$3,313	$6,627	$5,489

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(in thousands, except per share figures)

11. Employee Benefit Plans

The following table sets forth the components of the Company’s net periodic expense relating to retirement and post-retirement benefit plans:

	Retirement Plan Benefits
	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Service Cost	$5,320	$4,850	$15,929	$14,550
Interest Cost	10,946	9,632	32,797	28,896
Expected return on plan assets	(11,691)	(9,621)	(35,004)	(28,863)
Amortization:
Prior service cost	2,174	2,158	6,521	6,474
Recognized actuarial loss	2,148	1,367	6,444	4,101
Transition obligation	(11)	(11)	(33)	(33)
Other	33	20	97	60
Net periodic expense	$8,919	$8,395	$26,751	$25,185

	Post-Retirement Benefits
	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Service Cost	$52	$70	$155	$209
Interest Cost	181	209	543	629
Amortization:
Prior service cost	(102)	(102)	(307)	(302)
Recognized actuarial loss	(61)	(100)	(181)	(303)
Net periodic expense	$70	$77	$210	$233

12. Comprehensive Earnings

Comprehensive earnings were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net earnings	$172,280	$223,759	$616,954	$501,756
Foreign currency translation adjustment, net of tax	(122,416)	110,298	(31,472)	(61,167)
Other, net of tax	(1,907)	(845)	(1,555)	1,104
Comprehensive earnings	$47,957	$333,212	$583,927	$441,693

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(in thousands, except per share figures)

13. Segment Information

For management reporting and performance evaluation purposes, the Company categorizes its operating companies into four distinct reportable segments. Segment financial information and a reconciliation of segment results to consolidated results follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
REVENUE
Industrial Products	$459,421	$386,223	$1,347,965	$1,129,034
Engineered Systems	669,871	620,362	1,876,171	1,681,756
Fluid Management	585,005	416,428	1,628,483	1,200,902
Electronic Technologies	492,250	381,386	1,278,210	1,017,982
Intra-segment eliminations	(3,159)	(2,241)	(8,542)	(5,924)
Total consolidated revenue	$2,203,388	$1,802,158	$6,122,287	$5,023,750
EARNINGS FROM CONTINUING OPERATIONS
Segment earnings:
Industrial Products	$64,481	$54,728	$187,105	$166,143
Engineered Systems	102,564	91,442	263,993	230,940
Fluid Management	144,327	101,847	389,394	284,782
Electronic Technologies	60,163	69,617	196,855	174,104
Total segments	371,535	317,634	1,037,347	855,969
Corporate expense / other	34,086	34,553	105,564	100,321
Net interest expense	30,048	26,335	86,468	80,446
Earnings from continuing operations before provision for income taxes and discontinued operations	307,401	256,746	845,315	675,202
Provision for taxes	78,824	37,437	195,319	162,789
Earnings from continuing operations - total consolidated	$228,577	$219,309	$649,996	$512,413

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
(unaudited)
(in thousands, except per share figures)

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

In September 2011, the FASB issued ASU 2011-09 which requires enhanced disclosures around an employer’s participation in multiemployer pension plans.  The standard is intended to provide more information about an employer’s financial obligations to a multiemployer pension plan to help financial statement users better understand the financial health of the significant plans in which the employer participates.  This guidance is effective for the Company for its fiscal 2011 year-end reporting.   Its adoption is not expected to significantly impact the Company’s consolidated financial statements.

In September 2011, the FASB issued ASU 2011-08 which provides an entity the option to first assess qualitative factors to determine whether it is necessary to perform the current two-step test for goodwill impairment.  If an entity believes, as a result of its qualitative assessment, that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test is required.  Otherwise, no further testing is required. The revised standard is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011.  However, an entity can choose to early adopt even if its annual test date is before the issuance of the final standard, provided that the entity has not yet performed its 2011 annual impairment test or issued its financial statements.  The adoption of this ASU is not expected to significantly impact the Company’s consolidated financial statements.

15. Equity Incentive Program

During the nine months ended September 30, 2011, the Company issued stock appreciation rights (“SARs”) covering 1,524,329 shares and 44,751 performance shares. During the nine months ended September 30, 2010, the Company issued SARs covering 2,306,440 shares and 68,446 performance shares.

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

For the three months ended September 30, 2011 and 2010, after-tax stock-based compensation expense totaled $3,947 and $2,583, respectively. For the nine months ended September 30, 2011 and 2010, after-tax stock-based compensation expense totaled $13,181 and $10,741, respectively. Stock-based compensation is reported within selling and administrative expenses in the accompanying Unaudited Condensed Consolidated Statement of Operations.

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(in thousands, except per share figures)

16. Share Repurchases

In May 2007, the Board of Directors authorized the repurchase of up to 10,000,000 shares through May 2012. During the three and nine months ended September 30, 2011, the Company repurchased 549,973 and 1,999,973 shares of its common stock in the open market.  During the nine months ended September 30, 2011 the Company also repurchased 79,708 shares from the holders of its employee stock options/SARs when they tendered these shares as full or partial payment of the exercise price of such options/SARs.  Therefore, during the three and nine months ended September 30, 2011, a total of 549,973 and 2,079,681 shares were repurchased at an average price of $56.83 and $62.33 per share, respectively. Treasury shares increased to 64,965,029 at September 30, 2011 from a balance of 62,885,348 at December 31, 2010.

17. Subsequent Events

The Company assessed events occurring subsequent to September 30, 2011 for potential recognition and disclosure in the Unaudited Condensed Consolidated Financial Statements.  No events have occurred that would require adjustment to or disclosure in the Unaudited Condensed Consolidated Financial Statements.

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

The Company continued to experience positive results during the third quarter of 2011 with all segments achieving revenue growth, driven by strong bookings in the preceding quarters and seasonally normal bookings in the current quarter.  As a result, the Company generated revenue of $2.2 billion during the third quarter of 2011, an increase of 22% compared to the prior year.  Gross profit grew $131 million or 19% on the strength of increased volume.  Bookings remained solid in the third quarter, driven by continuing strength in the energy-related markets, the Company’s strong position in the handset market and improved results in refrigeration and Product ID markets. The Company grew backlog which should contribute to solid fourth quarter results as well.

During the third quarter, in alignment with its strategic initiative to focus on higher margin growth spaces, the Company divested the Paladin and Crenlo businesses. The Company also closed on the Sound Solutions acquisition, further supporting the Company's strategic direction.  The Company continues to focus on the execution of its strategies around product innovation, global expansion, leveraging its scale and disciplined capital allocation.  In this regard, the Company continues to evaluate the potential sale of other operating companies within its Industrial Products segment.  The decision regarding these entities is expected to be concluded before the end of the year.

In summary, the Company’s third quarter results were strong and it expects most of its businesses to continue to perform well through the remainder of the year, albeit with continued challenges given the uncertainty inherent in the current macro-economic environment.  Therefore, the Company continues to manage those elements within its control and is maintaining its full-year 2011 revenue growth forecast of approximately 20%, representing full-year organic growth of approximately 13% (assuming a negligible impact from foreign currency) and acquisition related growth of approximately 7% for transactions completed in 2010 and through the first nine months of 2011.  After adjusting for the forecasted full-year impact of the disposition of Paladin and Crenlo of $0.14 diluted earnings per share, the Company is now expecting full-year diluted earnings per share from continuing operations to be in the range of $4.45 to $4.50.  If the global or domestic economic conditions accelerate or deteriorate, Dover’s operating results for 2011 could be materially different than currently projected.

RESULTS OF OPERATIONS

As discussed in Note 9 to the Unaudited Condensed Consolidated Financial Statements, the Company is reporting two businesses that were sold during the third quarter of 2011 as discontinued operations.  Therefore, the Company has classified the results of operations of these businesses as discontinued operations for all periods presented, and the assets and liabilities of discontinued operations have been reclassified and are segregated in the consolidated balance sheet for the year ended December 31, 2010.

	Three Months Ended September 30,		% / Point	Nine Months Ended September 30,		% / Point
(in thousands except per share figures)	2011	2010	Change	2011	2010	Change
Revenue	$2,203,388	$1,802,158	22%	$6,122,287	$5,023,750	22%
Cost of goods and services	1,381,337	1,111,364	24%	3,786,458	3,065,621	24%
Gross profit	822,051	690,794	19%	2,335,829	1,958,129	19%

Selling and administrative expenses	484,350	397,927	22%	1,401,198	1,198,645	17%
Interest expense, net	30,048	26,335	14%	86,468	80,446	7%
Other expense (income), net	252	9,786	-	2,848	3,836	-
Earnings from continuing operations	228,577	219,309	4%	649,996	512,413	27%
(Loss) earnings from discontinued operations, net	(56,297)	4,450	-	(33,042)	(10,657)	-
Net earnings	172,280	223,759	-23%	616,954	501,756	23%

Earnings from continuing operations per common share - diluted	$1.21	$1.16	4%	$3.43	$2.71	27%
Net earnings per common share - diluted	$0.91	$1.19	-23%	$3.26	$2.66	23%

Gross profit margin	37.3%	38.3%	(1.0)	38.2%	39.0%	(0.8)
Selling and administrative expenses as a percentage of revenue	22.0%	22.1%	(0.1)	22.9%	23.9%	(1.0)
Effective tax rate	25.6%	14.6%	11.1	23.1%	24.1%	(1.0)

Revenue for the third quarter of 2011 increased $401.2 million or 22% from the comparable 2010 quarter reflecting organic revenue growth of 10%, growth of 9% related to acquisitions and a 3% favorable impact from foreign exchange.  The organic growth reflects volume increases across all of the Company segments, with particular strength in the energy and infrastructure end-markets served by the Fluid Management and Industrial Products segments.

Revenue for the first nine months of 2011 increased 22% to $6,122.3 million from the comparable 2010 period, with increases at all of the Company’s segments.  The Company’s revenue increase was attributed to organic revenue growth of 14%, revenue growth of 6% related to acquisitions completed in 2011 and 2010, and a 2% favorable impact from foreign exchange.

Gross profit increased $131.3 million or 19% compared to the 2010 third quarter reflecting the increased sales volumes and incremental benefits from productivity initiatives. Gross profit margin decreased 100 basis points to 37.3% in the third quarter of 2011 as a result of higher raw material costs that have yet to be recovered by selling price increases as well as unfavorable product mix.  For the nine month period, gross profit increased 19% to $2,335.8 million from the prior year period while gross profit margin decreased 80 basis points to 38.2%, due to the same drivers as noted in the quarter.

Selling and administrative expenses increased $86.4 million or 22% compared to the third quarter of 2010 primarily due to general increases across the segments in support of higher volumes and growth initiatives coupled with approximately $14.0 million of one-time acquisition related expenses.  As a percentage of revenue, selling and administrative expenses were comparable at 22% for both the current and prior year quarter.

Selling and administrative expenses of $1,401.2 million for the first nine months of 2011 increased by 17% or $202.6 million over the comparable 2010 period.  As a percentage of revenue, these costs declined to 22.9% from 23.9% in the comparable 2010 period, with the 100 basis point improvement reflecting leverage from the higher revenue levels, partially offset by investment in sales and marketing infrastructure and one-time acquisition related expenses.

Net interest expense for the third quarter of 2011 increased by $3.7 million or 14% compared to the same quarter last year, while net interest expense for the first nine months of 2011 increased by $6.0 million or 7% compared to the respective prior year period.  The increase in both the three and nine month periods was primarily due to higher average outstanding debt balances in the 2011 period compared to the prior year.  As discussed in Note 6 to the Unaudited Condensed Consolidated Financial Statements, the Company’s total debt increased approximately $400 million during the year, as the Company issued $800 million in new notes, approximately half of which repaid outstanding commercial paper balances.  Additionally, in the 2011 periods, the Company generated less interest income on short term investments, since excess cash has instead been used to fund acquisition activity.

Other expense, net for the quarter and year to date periods ending September 30, 2011 primarily reflects the impact of net losses from foreign exchange fluctuations on assets and liabilities denominated in currencies other than the functional currency, coupled with other miscellaneous non-operating gains and losses, none of which were individually, or in the aggregate, significant. The expense for the quarter and nine months ended September 30, 2010 also includes a $4.3 million loss on extinguishment of a structured five-year, non-interest bearing loan originally due July 2011 that was called by the lender, as permitted per the terms of the agreement.

The effective tax rates for continuing operations for the three and nine months ended September 30, 2011 were 25.6% and 23.1% compared to the prior period rates of 14.6% and 24.1%, respectively. The effective tax rate for the 2011 third quarter was favorably impacted by net discrete items totaling $2.4 million.  The rate for the nine month period of 2011 was favorably impacted by net discrete items totaling $32.7 million, including $22.3 million arising in the second quarter principally from settlements with the U.S. federal taxing authority and $8.0 million arising in the first quarter principally from settlements with state taxing authorities. Excluding discrete items, the effective tax rates for the three and nine months ended September 30, 2011 were 26.4% and 27%, respectively.  The effective tax rates for the three and nine months ended September 30, 2010 were also impacted by discrete items totaling $28.1 million arising from third quarter settlements with the U.S. federal tax authority and resolution of a foreign tax matter.  Excluding these discrete items, the effective tax rates for the three and nine months ended September 30, 2010 were 25.5% and 28.3%, respectively.  After adjusting for discrete items in the 2011 and 2010 periods, the Company’s effective tax rate is higher during the 2011 third quarter due to changes in the geographic mix of earnings.  For the year-to-date period, the 2011 effective tax rate is lower than the effective rate in the comparable 2010 period primarily due to lower rates on foreign earnings. While the Company believes additional uncertain tax positions will be settled within the next twelve months, an estimate cannot be made due to the uncertainties associated with the resolution of these matters.

Earnings from continuing operations for the third quarter of 2011 increased 4% to $228.6 million, or $1.21 diluted earnings per share (“EPS”), compared to $219.3 million, or $1.16 diluted EPS, in the prior year third quarter.   Earnings from continuing operations for the first nine months of 2011 increased 27% to $650.0 million, or $3.43 diluted EPS, compared to $512.4 million, or $2.71 diluted EPS, in the prior year period.  These increases were primarily a result of sales volume growth across all of the Company’s segments, coupled with the impact of the periods’ tax benefits as noted above.

During the third quarter of 2011, the Company sold two businesses, resulting in a net loss from discontinued operations of $56.3 million or $0.30 diluted EPS, which includes a loss on the sale, including goodwill impairment, of $65.4 million offset by net earnings from operations of $9.1 million.  For the nine months ended September 30, 2011, the net loss from discontinued operations totaled $33.0 million or $0.17 diluted EPS, also driven by the sale of the businesses during the quarter.  The loss on the sale of businesses is offset by earnings from operations for the nine months of $25.1 million and an income tax benefit of $7.9 million, which includes an $11.0 million tax benefit resulting primarily from discrete tax items settled during the first quarter.

The net earnings from discontinued operations of $4.5 million, or $0.02 diluted EPS, for the three months ended September 30, 2010 reflects earnings from operations of discontinued entities, coupled with a $4.1 million tax benefit resulting primarily from discrete tax items settled during the quarter.  For the nine months ended September 30, 2010, the net loss from discontinued operations of $10.6 million, or $0.06 diluted EPS, related primarily to the loss generated by the sale of a business that had been previously reflected as discontinued operations, offset by earnings from operations of discontinued entities and the discrete tax benefit noted.

Net earnings for the third quarter of 2011 were $172.3 million or $0.91 diluted EPS, compared to net earnings of $223.8 million or $1.19 diluted EPS for the 2010 third quarter.  Net earnings for the nine months ended September 30, 2011 were $617.0 million, or $3.26 EPS, compared to net earnings of $501.8 million, or $2.66 EPS, for the comparable prior year period.  Net earnings in the 2011 periods reflect the increase in earnings from continuing operations offset by the loss from discontinued operations, as discussed above.

Severance and Other Restructuring Reserves

The Company does not have any significant restructuring activities underway, but in both 2011 and 2010 initiated a few targeted facility consolidations at its operating companies.  As a result, the Company incurred restructuring charges totaling $6.6 million and $5.5 million for the nine months ended September 30, 2011 and 2010, respectively.  The Company does not expect to incur significant restructuring charges over the remainder of 2011, but will continue to monitor business activity across its end markets served and adjust capacity as necessary depending on the economic climate.

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

Material Handling – Industrial and recreational winches, utility, hydraulic parts, industrial automation tools, four-wheel-drive and all-wheel drive powertrain systems, and accessories for off-road vehicles.

Mobile Equipment – Primarily refuse truck bodies, tank trailers, compactors, balers, vehicle service lifts and collision equipment, car wash systems, internal engine components, fluid control assemblies and various aerospace components.

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2011	2010	% Change	2011	2010	% Change
Revenue
Material Handling	$182,232	$135,987	34%	$514,769	$390,947	32%
Mobile Equipment	277,696	250,664	11%	835,039	739,326	13%
Eliminations	(507)	(428)		(1,843)	(1,239)
	$459,421	$386,223	19%	$1,347,965	$1,129,034	19%

Segment earnings	$64,481	$54,728	18%	$187,105	$166,143	13%
Operating margin	14.0%	14.2%		13.9%	14.7%

Segment depreciation and amortization	$10,866	$10,799	1%	$32,877	$33,187	-1%

Bookings
Material Handling	171,046	138,970	23%	$533,412	$401,062	33%
Mobile Equipment	274,203	233,731	17%	947,688	753,746	26%
Eliminations	1,767	(675)		(63)	(1,649)
	$447,016	$372,026	20%	$1,481,037	$1,153,159	28%

Backlog
Material Handling				$125,781	$94,186	34%
Mobile Equipment				480,544	344,160	40%
Eliminations				(1)	(344)
				$606,324	$438,002	38%

During the third quarter of 2011, two businesses that had been reported within the Material Handling platform of the Industrial Products segment were sold to a third party, as discussed in Note 9.  As such, the results of operations, bookings and backlog information for all periods above present amounts relating only to the continuing operations of the businesses remaining in the segment.

Industrial Products 2011 third quarter revenue and earnings increased by 19% and 18%, respectively, from the third quarter of the prior year primarily due to broad-based volume growth in most of the segment’s businesses.  The revenue increase was attributed to growth in core business revenue of 16%, coupled with growth of 2% from Gear Products, a 2010 acquisition made by the Tulsa Winch business in its Material Handling platform, and a 1% favorable impact from foreign currency.  Earnings in the third quarter of 2011 were favorably impacted by increased volume, particularly in infrastructure and energy markets.  Operating margin decreased 20 basis points from the prior year quarter, as benefits from volume increases were offset in part by unfavorable product mix and continued softness in the refuse vehicle market.

Material Handling revenue increased 34%, when compared to the prior year third quarter, while earnings increased 39%.  Higher sales volumes drove organic revenue growth of 27%, coupled with 5% growth due to the acquisition of Gear Products noted above and a 2% favorable impact from foreign currency.  Revenue improvements resulted from increased activity across most end markets, with continued strength in infrastructure and energy markets.  The platform’s earnings increased on the higher sales volume and operating margin increased 70 basis points compared to the prior year quarter, reflecting volume leverage and benefits from operational efficiencies.

Mobile Equipment revenue increased 11% while earnings increased 4% compared to the prior year third quarter.  The revenue growth was attributed to higher demand for crude oil and dry bulk commercial trailers, offset in part by softness in refuse vehicle markets due to continued municipality budgetary constraints.  Earnings increased as a result of the higher volumes, but operating margin decreased 100 basis points, primarily reflecting changes in product mix.

For the nine months ended September 30, 2011, Industrial Products revenue and earnings increased 19% and 13%, respectively, as compared to the nine months ended September 30, 2010.  Revenue was favorably impacted by increased sales volume in most market segments, offset in part by reduced demand for refuse vehicles. Earnings reflect the impact of higher volumes, tempered by lower margin product mix due to lower military sales within certain businesses.

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

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2011	2010	% Change	2011	2010	% Change
Revenue
Engineered Products	$423,476	$398,685	6%	$1,164,411	$1,028,028	13%
Product Identification	246,395	221,677	11%	711,760	653,728	9%
	$669,871	$620,362	8%	$1,876,171	$1,681,756	12%

Segment earnings	$102,564	$91,442	12%	$263,993	$230,940	14%
Operating margin	15.3%	14.7%		14.1%	13.7%

Segment depreciation and amortization	$16,146	$15,626	3%	$48,322	$46,649	4%

Bookings
Engineered Products	$368,914	$329,119	12%	$1,169,275	$1,076,301	9%
Product Identification	248,557	218,213	14%	720,725	661,826	9%
	$617,471	$547,332	13%	$1,890,000	$1,738,127	9%

Backlog
Engineered Products				$287,973	$267,545	8%
Product Identification				94,141	80,986	16%
				$382,114	$348,531	10%

Engineered Systems 2011 third quarter revenue and earnings increased by 8% and 12%, respectively, from the third quarter of the prior year.  The increase in revenue was supported by organic revenue growth of 4%, a 4% favorable foreign currency impact and a negligible increase from the acquisitions completed in 2010.  The revenue and earnings increase was substantially driven by volume growth in product ID, refrigeration and heat transfer systems and food and beverage packaging machines, coupled with the benefits from pricing actions, which more than offset material cost escalation and higher selling and administrative costs during the period.

Engineered Products third quarter revenue increased 6% while earnings increased by 17%. Core business revenue increased 4% driven by volume growth in refrigeration and heat transfer systems and food and beverage packaging machines.  Foreign currency positively impacted revenues by 2%. The platform’s earnings were favorably impacted by the higher core sales volume, favorable refrigeration systems product mix and benefits from pricing actions which more than offset higher material and labor costs, contributing to a 150 basis point improvement in operating margin.

Product Identification third quarter revenue and earnings increased 11% and 6%, respectively.  Increased demand in the product ID markets drove organic revenue growth of 5% and earnings growth during the quarter.  Foreign currency also favorably impacted revenue by 6%.  However, operating margin declined 100 basis points, primarily due to increased investment in research and development activities and costs associated with other longer term growth strategies during the period.

For the nine months ended September 30, 2011, Engineered Systems revenue and earnings increased 12% and 14%, respectively, as compared to the nine months ended September 30, 2010.  Revenue and earnings were favorably impacted by increased sales volume and positive pricing, offset in part by material cost escalation and higher selling and administrative costs during the period.

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

Energy - Market production and distribution products such as sucker rods, downhole rod pumps and drive systems, drill bit inserts for oil and gas exploration, gas well production control devices, control valves, piston and seal rings, control instrumentation, remote data collection and transfer devices, and components for compressors, turbo machinery, motors and generators.

Fluid Solutions - Nozzles, swivels and breakaways used to deliver various types of fuel, suction system equipment,  unattended fuel management systems, integrated tank monitoring, pumps used in fluid transfer applications, quick disconnect couplings used in a wide variety of biomedical and commercial applications, and chemical proportioning and dispensing systems.

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2011	2010	% Change	2011	2010	% Change
Revenue
Energy	$367,889	$220,001	67%	$992,505	$641,348	55%
Fluid Solutions	217,138	196,554	10%	636,300	559,818	14%
Eliminations	(22)	(127)		(322)	(264)
	$585,005	$416,428	40%	1,628,483	$1,200,902	36%

Segment earnings	$144,327	$101,847	42%	$389,394	$284,782	37%
Operating margin	24.7%	24.5%		23.9%	23.7%

Segment depreciation and amortization	$22,241	$15,109	47%	$65,613	$45,395	45%

Bookings
Energy	$359,006	$213,247	68%	$1,049,528	$648,217	62%
Fluid Solutions	222,639	195,865	14%	659,294	566,937	16%
Eliminations	(32)	(144)		(290)	(280)
	$581,613	$408,968	42%	$1,708,532	$1,214,874	41%

Backlog
Energy				$170,293	$84,659	101%
Fluid Solutions				84,584	69,130	22%
Eliminations				(1)	(17)
				$254,876	$153,772	66%

Fluid Management 2011 third quarter revenue and earnings increased by 40% and 42%, respectively, over the prior year third quarter.  The improvement in revenue was driven by a 23% increase in core business revenue, a 15% increase from acquisitions completed in 2010 and 2011, and 2% favorable foreign currency impact.  The increase in organic revenue is primarily attributed to continued strength in the oil and gas markets served by the Energy platform, and to a lesser extent in the industrial markets served by the Fluid Solutions platform.  The increase in segment earnings and operating margin reflects the benefit of higher sales volume, product mix and productivity improvements.  Operating margin increased 20 basis points despite additional amortization expense and one-time acquisition related costs.

Energy revenue and earnings increased over the prior year quarter by 67% and 70%, respectively. Organic revenue growth of 38% was driven by higher demand in the oil and gas sector, while acquisitions completed in 2010 and the first nine months of 2011 contributed revenue growth of 28% and foreign currency had a favorable impact of 1%.  The earnings improvement was driven by the significantly higher volumes and productivity improvements.  Operating margin increased 40 basis points despite one-time costs of approximately $4.0 million associated with recent acquisitions.

Fluid Solutions revenue and earnings increased over the prior year quarter by 10% and 6%, respectively. Organic revenue growth of 7% was driven by broad-based growth across most of the platform’s end markets, while acquisitions contributed revenue growth of 1% and foreign currency favorably impacted revenue by 2%.  Earnings were favorably impacted by the increased volumes; however, operating margin decreased 80 basis points due primarily to investments to support new products and growth objectives.

For the nine months ended September 30, 2011, Fluid Management’s revenue and earnings increased over the prior year period by 36% and 37%, respectively, due to higher demand in substantially all end markets.  On a year-to-date basis, earnings benefited from the higher volumes and operating efficiencies, while operating margin increased 20 basis points compared to the prior year period, despite the impact of additional amortization expense and approximately $10.0 million in one-time costs associated with recent acquisitions.

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

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2011	2010	% Change	2011	2010	% Change
Revenue	$492,250	$381,386	29%	$1,278,210	$1,017,982	26%
Segment earnings	60,163	69,617	-14%	196,855	174,104	13%
Operating margin	12.2%	18.3%		15.4%	17.1%

Segment depreciation and amortization	$34,937	$18,811	86%	$73,394	$54,322	35%

Bookings	$478,976	$402,332	19%	$1,293,097	$1,155,250	12%
Backlog				406,647	357,800	14%

Electronic Technologies 2011 third quarter revenue increased 29% while earnings declined 14% compared to the prior year third quarter. The improvement in revenue was driven by a 24% increase from acquisitions completed in 2010 and 2011, a 2% increase in core business revenue, and 3% favorable foreign currency impact.  The acquisition growth comes principally from the Sound Solutions business acquired at the beginning of the quarter.  The organic revenue growth was primarily driven by solar manufacturing equipment sales and continued strong demand for Micro Electronic Mechanical Systems (“MEMS”) microphones, while demand for semiconductor and telecom infrastructure related products declined from the prior year.  The decline in earnings and operating margin is primarily a result of approximately $14 million in one-time expenses related to the Sound Solutions acquisition.

Revenue from the electronic assembly and test equipment companies decreased 4% compared to the prior year period due primarily to weakening semiconductor markets, offset in part by solid solar product revenues generated as the business worked off existing backlog.   Bookings and backlog for semiconductor and solar related products declined in the third quarter and are expected to remain weak in the fourth quarter.  The communication components companies’ revenue increased 53% due to sales volumes from the Sound Solution acquisition made at the beginning of the quarter, along with strong growth in existing MEMS microphone business at Knowles.

For the nine months ended September 30, 2011, revenue increased 26% and earnings increased 13% over the same prior year period.  Revenue from the electronic assembly companies increased 28% compared to the prior year period while the communication components companies’ revenue increased 24%. The increase in revenue and earnings for the nine month period was driven primarily by strong demand for MEMS microphones and the Sound Solutions acquisition, while earnings also reflect the impact of one-time acquisition related expenses.

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

Cash Flow Summary

The following table is derived from the Unaudited Condensed Consolidated Statement of Cash Flows:

	Nine Months Ended September 30,
Cash Flows from Continuing Operations (in thousands)	2011	2010
Net Cash Flows Provided By (Used In):
Operating activities	$713,290	$478,770
Investing activities	(1,142,196)	(160,405)
Financing activities	118,750	(194,427)

Cash flows provided by operating activities for the nine months ended September 30, 2011 increased $235 million from the prior year period, primarily due to increased net earnings during the 2011 period and reduced investment in working capital, offset in part by higher income tax and employee incentive compensation payments and reductions in deferred revenue.

Cash used in investing activities for the nine months ended September 30, 2011 was $1.1 billion compared to $160 million for the same period of 2010, with the increased usage driven by the following:

·
In the 2011 period, the Company used $1.4 billion to acquire seven businesses, including $401 million for Harbison Fischer in the first quarter and $855 million for Sound Solutions in the third quarter.  In comparison, the Company used $45 million to acquire five businesses through the first nine months of 2010.

·	In the first nine months of 2011, the Company received sale proceeds of $304 million, the majority of which related to the sale of Paladin and Crenlo in the third quarter.
·
The Company’s capital expenditures were $65 million higher in the 2011 period as compared to 2010, reflecting increased investment in capacity expansion within the Company’s high-growth businesses. Specifically, the Company's U.S. Synthetic business has expanded capacity to meet current demands in its energy markets, and its Knowles business has made significant investments to increase MEMS manufacturing capacity in its domestic and Asian facilities. The Company expects full year 2011 capital expenditures to approximate 3.2% to 3.4% of revenue.

·	In the 2011 period, the Company paid a net of $18 million on the settlement of foreign exchange forward contracts which had served as hedges of a portion of its euro-denominated net investment.
·
In the 2011 period, the Company generated proceeds of $124 million from the sale of short-term investments, compared to a use of $6 million for net purchases of short term investments in the comparable 2010 period.

The Company currently anticipates that additional capital expenditures and any acquisitions made during the remainder of the year will be funded from available cash and internally generated funds and, if necessary, through the issuance of commercial paper, use of established lines of credit or public debt markets.

For the nine months ended September 30, 2011, cash provided by financing activities totaled $119 million compared to cash used in financing activities of $194 million in the comparable 2010 period, with the variance attributed to the following:

·
In the 2011 period, the Company realized net proceeds of $789 million from the 4.3% 10-year Notes due 2021 and 5.375% 30-year Notes due 2041 issued in February, which partially offset the net repayment of $400 million of other borrowings, principally commercial paper used to repay the 6.50% 10-year Notes which came due earlier in February 2011.  This compares to debt repayments of $76 million offset by $48 million of proceeds from commercial paper issuance in the 2010 period.

·	The Company used $59 million more to purchase its common stock in the 2011 period, as compared to 2010.
·	The Company paid $12 million higher dividends to shareholders in the 2011 period, as compared to 2010.
·	The Company received $16 million less in proceeds from employee exercises of stock options in the 2011 period, as compared to 2010.

Adjusted working capital (a non-GAAP measure calculated as accounts receivable, plus inventory, less accounts payable) increased from December 31, 2010 by $320 million, or 25%, to $1.6 billion which reflected an increase in receivables of $290 million, an increase in inventory of $173 million and an increase in accounts payable of $143 million generally due to higher order and sales volume.  Excluding acquisitions and the effects of foreign exchange translation, adjusted working capital would have increased by $172 million, or 13%.

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

The following table is a reconciliation of free cash flow to cash flow provided by operating activities:

	Nine Months Ended September 30,
Free Cash Flow (in thousands)	2011	2010
Cash flow provided by operating activities	$713,290	$478,770
Less: Capital expenditures	(190,699)	(125,241)
Free cash flow	$522,591	$353,529

Free cash flow as a percentage of revenue	8.5%	7.0%

For the nine months ended September 30, 2011, the Company generated free cash flow of $523 million, representing 8.5% of revenue and 80.4% of earnings from continuing operations, while continuing to make investments necessary to support the growing businesses.  The free cash flow generated in the first nine months of 2011 was $169 million higher than the amount generated in the comparable prior year period, primarily due to the higher earnings on increased sales volumes coupled with lower investment in working capital.  Free cash flow generated during the period reflects typical seasonality.  The Company expects that free cash flow levels will remain at historical levels exceeding 10% of revenue for the full year.

The Company utilizes the net debt to net capitalization calculation (a non-GAAP measure) to assess its overall financial leverage and capacity and believes the calculation is useful to investors for the same reason. The following table provides a reconciliation of net debt to net capitalization to the most directly comparable GAAP measure:

Net Debt to Net Capitalization Ratio (in thousands)	September 30, 2011	December 31, 2010
Current maturities of long-term debt	$559	$1,590
Commercial paper	-	15,000
Long-term debt	2,186,472	1,790,886
Total debt	2,187,031	1,807,476
Less: Cash, cash equivalents and short-term investments	(917,024)	(1,310,298)
Net debt	1,270,007	497,178
Add: Stockholders' equity	4,879,206	4,526,562
Net capitalization	$6,149,213	$5,023,740
Net debt to net capitalization	20.7%	9.9%

The Company’s net debt to net capitalization ratio increased to 20.7% at September 30, 2011 from 9.9% at December 31, 2010, primarily due to the use of cash and debt to fund acquisitions totaling $1.4 billion during the year.  Total debt increased by $380 million during the nine months of 2011, primarily due to $789 million proceeds from the 4.3% 10-year Notes due 2021 and 5.375% 30-year Notes due 2041 issued in February, partially offset by the net repayment of $400 million of other borrowings, principally commercial paper used to repay the 6.50% 10-year Notes which came due earlier in February 2011.

At September 30, 2011, the Company’s cash and cash equivalents totaled $917 million, of which $553 million was held outside of the United States.  Cash and equivalents are invested in highly liquid investment grade money market instruments with maturities of three months or less. The Company regularly invests cash in excess of near-term requirements in short-term investments, which consist of investment grade time deposits with original maturity dates at the time of purchase greater than three months, up to twelve months.  The Company held no short-term investments at September 30, 2011.

The Company uses commercial paper borrowings for general corporate purposes, including the funding of acquisitions and the repurchase of its common stock. The Company currently maintains an unsecured revolving credit facility with a syndicate of banks which permits borrowings up to $1 billion, which expires on November 9, 2012. This facility is used primarily as liquidity back-up for the Company’s commercial paper program. The Company has not drawn down any loans under this facility nor does it anticipate doing so. If the Company were to draw down a loan, at the Company’s election, the loan would bear interest at a Eurodollar or Sterling rate based on LIBOR, plus an applicable margin ranging from 0.13% to 0.35% (subject to adjustment based on the rating accorded the Company’s senior unsecured debt by S&P and Moody’s) or at a base rate pursuant to a formula defined in the facility.  Under this facility, the Company is required to maintain an interest coverage ratio of EBITDA to consolidated net interest expense of not less than 3.5 to 1. The Company was in compliance with this covenant and its other long-term debt covenants at September 30, 2011 and had a coverage ratio of 13.6 to 1.  The Company intends to replace this facility, which comes due next year, with a new five-year facility with similar terms and conditions before the end of 2011.

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

The Company has an outstanding floating-to-floating cross currency swap agreement for a total notional amount of $50 million in exchange for CHF 65.1 million. In February 2011, the Company amended and restated the terms of the arrangement to extend its maturity date to October 15, 2015. This transaction continues to hedge a portion of the Company’s net investment in CHF-denominated operations.  The agreement qualifies as a net investment hedge and the effective portion of the change in fair value is reported within the cumulative translation adjustment section of other comprehensive income.  The fair value at September 30, 2011 reflected a loss of $24.5 million due to the strengthening of the Swiss franc relative to the U.S. dollar over the term of this arrangement.

In January 2011, the Company entered into foreign currency forward contracts to purchase $350 million for €258.7 million, which were designated as hedging an equivalent amount of the Company’s euro denominated net investment.  The agreements qualified as net investment hedges with the changes in fair value being reported within the cumulative translation adjustment section of other comprehensive income.  These arrangements were settled on April 4, 2011, at which time the Company realized a loss of $18.2 million, which is reported within the cumulative translation adjustment.

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

Special Notes Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q, especially “Management’s Discussion and Analysis,” contains “forward-looking” statements within the meaning of the Securities Act of 1933, as amended, the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. Such statements relate to, among other things, income, earnings, cash flows, changes in operations, operating improvements, industries in which Dover companies operate and the U.S. and global economies. Statements in this 10-Q that are not historical are hereby identified as “forward-looking statements” and may be indicated by words or phrases such as “anticipates,” “supports,” “plans,” “projects,” “expects,” “believes,” “should,” “would,” “could,” “hope,” “forecast,” “management is of the opinion,” use of the future tense and similar words or phrases. Forward-looking statements are subject to inherent risks and uncertainties that could cause actual results to differ from current expectations including, but not limited to:  the state of the worldwide economy and sovereign credit, especially in Europe; political events that could impact the worldwide economy; the impact of natural disasters and their effect on global supply chains and energy markets; increases in the cost of raw materials; the Company’s ability to achieve expected savings from integration, synergy and other cost-control initiatives; the ability to identify and successfully consummate value-adding acquisition opportunities; increased competition and pricing pressures in the markets served by Dover’s operating companies; the ability of Dover’s companies to expand into new geographic markets and to anticipate and meet customer demands for new products and product enhancements; the impact of loss of a single-source manufacturing facility; changes in customer demand; current economic conditions and uncertainties in the credit and capital markets; a downgrade in Dover’s credit ratings; international economic conditions including interest rate and currency exchange rate fluctuations; the relative mix of products and services which impacts margins and operating efficiencies; short-term capacity constraints; domestic and foreign governmental and public policy changes including environmental regulations and tax policies (including domestic and international export subsidy programs, R&E credits and other similar programs); unforeseen developments in contingencies such as litigation; protection and validity of patent and other intellectual property rights; the cyclical nature of some of Dover’s companies; domestic housing industry weakness; instability in the countries where Dover conducts business; and possible future terrorist threats and their effect on the worldwide economy. Readers are cautioned not to place undue reliance on such forward-looking statements. These forward-looking statements speak only as of the date made. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There has been no significant change in the Company’s exposure to market risk during the first nine months of 2011. For a discussion of the Company’s exposure to market risk, refer to Item 7A, Quantitative and Qualitative Disclosures about Market Risk, contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

Item 4. Controls and Procedures

At the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2011.

During the third quarter of 2011, there were no changes in the Company’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. In making its assessment of changes in internal control over financial reporting as of September 30, 2011, management has excluded those companies acquired in purchase business combinations during the twelve months ended September 30, 2011. The Company is currently assessing the control environments of these acquisitions.  With the exception of TAGC Limited LLC, in which the Company has a 60% controlling interest, these companies are wholly-owned by the Company and their total revenue for the nine month period ended September 30, 2011 represents approximately 4.2% of the Company’s consolidated revenue for the same period. Their assets, including goodwill, represent approximately 17.4% of the Company’s consolidated assets at September 30, 2011.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

See Part I, Notes to Condensed Consolidated Financial Statements, Note 10.

Item 1A. Risk Factors

There have been no material changes with respect to risk factors as previously disclosed in Dover’s Annual Report on Form 10-K for its fiscal year ended December 31, 2010.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable.

(b)	Not applicable.

(c)	The table below presents shares of the Company’s stock which were acquired by the Company during the quarter.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased under the Plans or Programs (2)
July 1 to July 31	145,800	$63.22	145,800	4,972,668
August 1 to August 31	404,173	54.53	404,173	4,568,495
September 1 to September 30	-	-	-	4,568,495
For the Third Quarter	549,973	$56.83	549,973	4,568,495

(1)	During the third quarter, the Company purchased 549,973 shares on the open market under the five-year, 10,000,000 share repurchase authorized by the Board of Directors in May 2007.
(2)	As of September 30, 2011, the approximate number of shares still available for repurchase under the May 2007 share repurchase authorization was 4,568,495.

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

101
The following materials from Dover Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 formatted in XBRL (eXtensible Business Reporting Language):  (i) the Condensed Consolidated Statement of Operations, (ii) the Condensed Consolidated Balance Sheet, (iii) the Condensed Consolidated Statement of Stockholders’ Equity, (iv) the Condensed Consolidated Statement of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

DOVER CORPORATION

Date: October 21, 2011	/s/ Brad M. Cerepak
Brad M. Cerepak,
Senior Vice President & Chief Financial Officer
(Principal Financial Officer)

Date: October 21, 2011	/s/ Raymond T. McKay Jr.
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

101
The following materials from Dover Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 formatted in XBRL (eXtensible Business Reporting Language):  (i) the Condensed Consolidated Statement of Operations, (ii) the Condensed Consolidated Balance Sheet, (iii) the Condensed Consolidated Statement of Stockholders’ Equity, (iv) the Condensed Consolidated Statement of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements.