Form 10-K
period 2011-12-31
DOVER Corp
filed 2012-02-10
CIK 29905

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For fiscal year ended December 31, 2011

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
(Do not check if a smaller reporting company)

 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of the close of business on June 30, 2011 was $12,607,526,684. The registrant’s closing price as reported on the New York Stock Exchange-Composite Transactions for June 30, 2011 was $67.80 per share. The number of outstanding shares of the registrant’s common stock as of February 3, 2012 was 183,656,719.

Documents Incorporated by Reference: Part III — Certain Portions of the Proxy Statement for Annual Meeting of Shareholders to be held on May 3, 2012 (the “2012 Proxy Statement”).

Special Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K, especially “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, contains “forward-looking” statements within the meaning of the Securities Act of 1933, as amended, the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. Such statements relate to, among other things, income, earnings, cash flows, changes in operations, operating improvements, industries in which Dover businesses operate and the U.S. and global economies. Statements in this Form 10-K that are not historical are hereby identified as “forward-looking statements” and may be indicated by words or phrases such as “anticipates,” “supports,” “indicates,” “suggests,” “will,” “plans,” “projects,” “expects,” “believes,” “should,” “would,” “could,” “hope,” “forecast,” “management is of the opinion,” use of the future tense and similar words or phrases. Forward-looking statements are subject to inherent risks and uncertainties that could cause actual results to differ materially from current expectations including, but not limited to, the state of the worldwide economy and sovereign credit, especially in Europe; political events that could impact the worldwide economy; the impact of natural disasters and their effect on global supply chains and energy markets; increases in the cost of raw materials; the Company’s ability to achieve expected savings from integration, synergy and other cost-control initiatives; the ability to identify and successfully consummate value-adding acquisition opportunities; increased competition and pricing pressures in the markets served by Dover’s businesses; the ability of Dover’s businesses to expand into new geographic markets and to anticipate and meet customer demands for new products and product enhancements; the impact of loss of a single-source manufacturing facility; changes in customer demand; current economic conditions and uncertainties in the credit and capital markets; a downgrade in Dover’s credit ratings; international economic conditions including interest rate and currency exchange rate fluctuations; the relative mix of products and services which impacts margins and operating efficiencies; short-term capacity constraints; domestic and foreign governmental and public policy changes including environmental regulations and tax policies (including domestic and international export subsidy programs, R&E credits and other similar programs); unforeseen developments in contingencies such as litigation; protection and validity of patent and other intellectual property rights; the cyclical nature of some of Dover’s businesses; domestic housing industry weakness; instability in countries where Dover conducts business; and possible future terrorist threats and their effect on the worldwide economy. Readers are cautioned not to place undue reliance on such forward-looking statements. These forward-looking statements speak only as of the date made. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

The Company may, from time to time, post financial or other information on its Internet website, www.dovercorporation.com. The Internet address is for informational purposes only and is not intended for use as a hyperlink. The Company is not incorporating any material on its website into this report.

PART 1

ITEM 1.  BUSINESS

Overview

Dover Corporation is a diversified, multinational corporation that manufactures a broad range of specialized products and components and also offers related services and consumables.  Dover provides its customers with outstanding products and services that reflect the company’s commitment to operational excellence, innovation and market leadership. Unless the context indicates otherwise, references herein to “Dover,” “the Company,” and such words as “we,” “us,” and “our” include Dover Corporation and its subsidiaries.  Dover was incorporated in 1947 in the State of Delaware and became a publicly traded company in 1955.  Dover is headquartered in Downers Grove, Illinois and currently employs approximately 34,000 people worldwide.

In the fourth quarter of 2011, we reorganized into four new business segments that are aligned with the key end-markets they serve:  Communication Technologies, Energy, Engineered Systems and Printing & Identification.  We believe the segment reorganization provides better alignment and focus around our end-markets, allows for better leverage of our executive leadership talent and expertise, helps improve the sharing and leveraging of resources within and between the four segments, enhances execution of business-specific strategies, and facilitates internal and external benchmarking against companies serving similar markets.

Our Communication Technologies segment is engaged in the design and manufacture of innovative products and components in the communications, life sciences, aerospace/industrial, defense, and telecommunication/other markets.  Our Energy segment provides highly-engineered solutions for the safe and efficient extraction and handling of oil and gas in the drilling, production and downstream markets.  Our Engineered Systems segment is comprised of two platforms, Fluid Solutions and Refrigeration & Industrial, which are industry leaders in the fluids systems, refrigeration and food equipment, and certain industrial markets.  Our Printing & Identification segment provides integrated printing, coding, and testing solutions for the consumer goods, food, pharmaceutical, industrial, electronics and alternative energy markets.

The following table shows the percentage of total annual revenue generated by each of our four segments over the last three years:

	Years Ended December 31,
	2011	2010	2009
Communication Technologies	17%	16%	17%
Energy	24%	20%	19%
Engineered Systems	39%	42%	43%
Printing and Identification	20%	22%	21%

Management Philosophy

Our businesses are committed to operational excellence, and to being market leaders as measured by market share, customer service, innovation, profitability and return on invested capital.  Our operating structure of four business segments and two platforms allows for focused acquisition activity, accelerates opportunities to identify and capture operating synergies, including global sourcing and supply chain integration, and advances the development of our executive talent.  Our segment and executive management set strategic direction, initiatives and goals, provide oversight, allocate and manage capital, are responsible for major acquisitions, and provide other services.  We foster an operating culture with high ethical standards, trust, respect and open communication, to allow individual growth and operational effectiveness.

In addition, we are committed to creating value for our customers, employees and shareholders through sustainable business practices that protect the environment and developing products that help our customers meet their sustainability goals. Our companies are increasing their focus on efficient energy usage, greenhouse gas reduction and waste management as they strive to meet the global environmental needs of today and tomorrow.

Company Goals

We are committed to driving shareholder return through three key objectives.  First, we are committed to achieving annual organic sales growth over the next three years (2012 through 2014) of 7% to 9%, complemented by acquisition growth of 3% to 5% over the same periods.  Secondly, we continue to focus on segment margin expansion through productivity initiatives, including supply chain activities, strategic pricing and portfolio shaping.  We are targeting segment margins of approximately 19% by 2014, representing an increase of roughly 200 basis points over our 2011 segment margins.  Lastly, we are committed to generating free cash flow as a percentage of sales in excess of 10% through disciplined capital allocation, strong performance, productivity improvements and active working capital management.  We support these goals through (1) alignment of management compensation with financial objectives, (2) well-defined and actively managed merger and acquisition processes, and (3) talent development programs.

Business Strategy

To achieve our goals, we are focused on execution of the following three key business strategies:

Positioning ourselves for growth

We have aligned our business segments to focus on key-end markets that are well-positioned for future growth.  In particular, our businesses are well-positioned to capitalize on growth trends in the areas of global energy demand, sustainability, consumer product safety, communications and emerging economies.  For instance, our Communication Technologies segment is positioned to capitalize on growth in handheld communications (handsets), life sciences and aerospace, with its complement of micro audio components and communication components serving those markets.  Our Energy segment is driven by a growing demand for innovative extraction technologies. The growing emerging economies, plus expanding exploration activity around the globe will provide significant opportunities for this segment.  Our Engineered Systems segment combines its engineering technology, unique product advantages, and applications expertise to address market needs and requirements including sustainability, consumer product safety and growth in emerging economies, while our Printing & Identification segment is responding to the growing requirements for consumer product safety and renewable energy technologies by providing integrated printing, coding and identification solutions with a global reach, in the growing markets of fast moving consumer goods, industrial, and electronics, including alternative energy.

Capturing the benefits of common ownership

We are committed to operational excellence, and have implemented various productivity initiatives, such as supply chain management, lean manufacturing, and facility consolidations to maximize our efficiency, coupled with workplace safety initiatives to help ensure the health and welfare of our employees.  We foster the sharing of best practices throughout the organization.  To ensure success, our businesses place strong emphasis on continual quality improvement and new product development to better serve customers and expand into new product and geographic markets.  We have also developed regional support centers and shared manufacturing centers in China, Brazil and India. We also continue to make significant investments in talent development, recognizing that the growth and development of our employees are key to our continued success.

Disciplined capital allocation

Our businesses generate annual free cash flow of approximately 10% of revenue.  We are focused on the most efficient allocation of our capital to maximize investment returns.  To do this, we grow and support our existing businesses, with annual investment in capital spending approximating 3% of revenue with a focus on internal projects to expand markets, develop products and boost productivity.  We continue to evaluate our portfolio for strategic fit and intend to make additional acquisitions focused on our key growth spaces: communication components, energy, product ID, refrigeration and food equipment, and fluid solutions.  We consistently provide shareholder returns by paying dividends, which have increased annually over each of the last 56 years.  We will also continue to repurchase our shares principally to cover market dilution.

Portfolio Development

Acquisitions

Our acquisition program has two key elements.  First, we seek to acquire value creating add-on businesses that enhance our existing businesses either through their global reach and customer mix, or by broadening their product mix.  Second, in the right circumstances, we will strategically pursue larger, stand-alone businesses that have the potential to either complement our existing businesses or allow us to pursue innovative technologies within our key growth spaces.  Over the past three years (2009 – 2011), we have spent over $1.7 billion to purchase 21 businesses that strategically fit within our business model.  This included the largest acquisition in our history, that of Sound Solutions in July of 2011 for approximately $800 million. By enhancing the product offerings serving the high growth handset market, the acquisition of Sound Solutions has enabled our Communication Technologies segment to be a global leader in audio components serving this market.  At the beginning of 2011, in order to build out our artificial lift portfolio within our Energy segment, we spent approximately $400 million to acquire Harbison-Fischer, a designer and manufacturer of down-hole rod pumps and related products used in artificial lift applications around the world.

For more details regarding acquisitions completed over the past two years, see Note 2 to the Consolidated Financial Statements in Item 8 of this Form 10-K.  Our future growth depends in large part on finding and acquiring successful businesses, as a substantial number of our current businesses operate in relatively mature markets.  While we expect to generate annual organic growth of 4% - 5% over a business cycle absent extraordinary economic conditions, sustained organic growth at these levels for individual businesses is difficult to achieve consistently each year.  Our success is also dependent on the ability to successfully integrate our acquired businesses within our existing structure. To track post-merger integration and accountability, we utilize an internal tool kit and defined processes to ensure synergies are realized and value is created.

Dispositions

We continually review our portfolio to evaluate whether our businesses continue to be essential contributors to our long-term growth strategy.  Occasionally, we may also make an opportunistic sale of one of our businesses based on specific market conditions and strategic considerations.  Accordingly, in an effort to focus on our higher margin growth spaces, during the past three years (2009 - 2011) we have sold four businesses for aggregate consideration of approximately $517 million. The financial position and results of operations for these businesses have been presented as discontinued operations.  For more details, see Note 3 to the Consolidated Financial Statements in Item 8 of this Form 10-K. Over the same period, disposals of a few minor non-core divisions of our businesses generated additional proceeds of approximately $8 million.

Business Segments

As noted previously, in the fourth quarter of 2011, we reorganized our businesses into four new business segments that are aligned with the key end-markets they serve and comprise our operating and reportable segments:  Communication Technologies, Energy, Engineered Systems and Printing & Identification.  For financial information about our segments and geographic areas, see Note 15 to the Consolidated Financial Statements in Item 8 of this Form 10-K.  All information set forth within this Annual Report has been recast to reflect the new segmentation.

Communication Technologies

Our Communication Technologies segment serves the following major markets: communications, life sciences, aerospace/industrial, defense and telecommunication/other.

•	Communications – Our businesses serving the communications market design, manufacture and assemble micro-acoustic audio input and output components for use principally in personal mobile handsets.

•
Life sciences – Our businesses serving the life sciences market manufacture advanced miniaturized receivers and electromechanical components for use in hearing aids, connectors for use in a variety of medical devices and bio processing applications, and specialized components for use in implantable devices and medical equipment.

•
Aerospace/Industrial – Our businesses serving the aerospace/industrial markets manufacture precision engineered components and aftermarket parts across a broad array of market applications. In the commercial aerospace market, our businesses design and manufacture specialty hydraulics, fasteners, bearings, switches and filters sold to both OEMs and as aftermarket products.  Our companies also design and manufacture frequency control components, electromechanical switches, multi-layered capacitors, filters and quick disconnect couplings serving the general industrial markets.

•
 Defense – Our businesses serving the defense market manufacture specialty hydraulics, mechanical and frequency control  communication components, serving shipboard applications, strategic mission critical parts on key Airborne programs and Command and Control communications.  These businesses also support key space initiatives with critical communication components.

•
Telecommunication/Other – Our businesses serving the telecommunication/other markets manufacture frequency control components for wired and wireless network base station communications that ensure precise signal timing and filters for non-interrupted access across high speed networks. Our businesses also serve the consumer electronic market with various audio components.

Communication Technologies’ products are manufactured primarily in North America, Europe and Asia and are sold globally, directly and through a network of distributors.

Energy

Our Energy segment serves the oil, gas and power generation industries, with products that promote the efficient and cost-effective drilling, extraction, storage and movement of oil and gas products, or constitute critical components for power generation equipment.  This segment consists of the following lines of business:

•
Drilling – Our businesses serving the drilling market design and manufacture products that promote efficient and cost-effective drilling, including long-lasting polycrystalline diamond cutters (PDCs) for applications in down-hole drilling tools and quartz pressure transducers and hybrid electronics used in down-hole tools and monitoring devices.

•
Production – Our businesses serving the production market design and manufacture products and components that facilitate the extraction and movement of fuel from the ground, including steel sucker rods, down-hole rod pumps, progressive cavity pumps and drive systems, plunger lifts, and accessories used in artificial lift applications in oil and gas production; pressure, temperature and flow monitoring equipment used in oil and gas exploration and production applications; and control valves and instrumentation for oil and gas production.  In addition, these businesses manufacture various compressor parts that are being used in the natural gas production, distribution and oil refining markets; and winches, hoists, gear drives, swing drives, auger drives, slewing ring bearings, hydraulic pump and electronic monitoring solutions for energy, infrastructure and recovery markets worldwide.

•
Downstream – Our businesses serving the downstream market produce systems and products that support efficient, safe, and environmentally-sensitive transportation and handling of fuel, hazardous liquids and dry-bulk commodities. Vehicle fuel dispensing products include conventional, vapor recovery, and clean energy (LPG, CNG, and Hydrogen) nozzles, swivels and breakaways, as well as tank pressure management systems. Products manufactured for the transportation, storage and processing of hazardous liquid and dry-bulk commodities include relief valves, loading/unloading angle valves, rupture disc devices, actuator systems, level measurement gauges, swivel joints, butterfly valves, lined ball valves, aeration systems, industrial access ports, manholes, hatches, collars, weld rings and fill covers.  In addition, we offer bearings, bearing isolators, seals and remote condition monitoring systems that are used for rotating machinery applications such as turbo machinery, motors, generators and compressors used in energy, utility, marine and other industries.

Our Energy segment’s sales are made directly to customers and through various distribution channels.  We manufacture our products primarily in North America, and our sales are concentrated in North America with an increasing level of international sales directed largely to Europe, South America and the Middle East.

Engineered Systems

Our Engineered Systems segment combines its engineering technology, unique product advantages, and applications expertise to address market needs and requirements including sustainability, consumer product safety needs and growth in emerging economies.  To better serve its end-markets, the segment manages its products and services through two core business platforms, Fluid Solutions and Refrigeration & Industrial, as described below.

Fluid Solutions

The Fluid Solutions platform designs and manufactures pumps, compressors, and chemical proportioning and dispensing products.  The pumps and compressors are used to transfer liquid and bulk products and are sold to a wide variety of markets, including the refined fuels, LPG, pulp and paper, wastewater, food/sanitary, military, transportation and chemical process industries. The pumps include centrifugal, reciprocating (double diaphragm) and rotary pumps that are used in demanding and specialized fluid transfer process applications.  The chemical portioning and dispensing systems are used to dilute and dispense concentrated cleaning chemicals and are sold to the food service, health care, supermarket, institutional, school, building service contractor and industrial markets.   In addition, the platform manufactures copper-brazed compact heat exchangers, and designs software for heating and cooling substations.  Fluid Solutions products are manufactured in the United States, South America, Asia and Europe and marketed globally through a network of distributors or via direct channels.

Refrigeration & Industrial

The Refrigeration & Industrial platform manufactures products and systems serving the refrigeration/food, waste and recycling and other niche industrial markets, as follows:

•
Refrigeration & food equipment – Our businesses manufacture refrigeration systems, refrigeration display cases, walk-in coolers and freezers, electrical distribution products and engineering services, commercial foodservice equipment, cook-chill production systems, custom food storage and preparation products, kitchen ventilation systems, conveyer systems, beverage can-making machinery, and packaging machines used for meat, poultry and other food products.  The platform’s refrigeration/food related manufacturing facilities and distributing operations are principally in North America, Europe and Asia.

The majority of the refrigeration/food systems and machinery that are manufactured or serviced by the Refrigeration & Industrial platform are used by the supermarket industry, “big-box” retail and convenience stores, the commercial/industrial refrigeration industry, institutional and commercial foodservice and food production markets, and beverage can-making industries. The commercial foodservice cooking equipment products serve their markets worldwide through a network of dealers, distributors, national chain accounts, manufacturer representatives, and a direct sales force with the primary market being North America.

•
Waste and recycling – The business in the solid waste management market provides products and services for the refuse collection industry and for on-site processing and compaction of trash and recyclable materials. Products are sold to municipal customers, national accounts and independent waste haulers through a network of distributors and directly in certain geographic areas. The on-site waste management and recycling systems include a variety of stationary compactors, wire processing and separation machines, and balers that are manufactured and sold primarily in the United States to distribution centers, malls, stadiums, arenas, office complexes, retail stores and recycling centers.

•
Other industrial – We also serve the vehicle service and industrial automation markets, providing a wide range of products and services that are utilized in vehicle services, maintenance, washing, repair and modification. Vehicle lifts and collision equipment are sold through equipment distributors and directly to a wide variety of markets, including independent service and repair shops, collision repair shops, national chains and franchised service facilities, new vehicle dealers, governments, and directly to consumers via the Internet.  The businesses also produce 4WD and AWD powertrain systems and accessories for off-road vehicles, which are sold to OEMs and extensive dealer networks primarily in North America.  These other industrial manufacturing operations are located primarily in North and South America, Asia and Europe.

The businesses in the industrial automation market provide a wide range of modular automation components including manual clamps, power clamps, rotary and linear mechanical indexers, conveyors, pick and place units, glove ports and manipulators as well as end-of-arm robotic grippers, slides and end effectors. These products serve a very broad market including food processing, packaging, paper processing, medical, electronic, automotive, nuclear, and general industrial products.  These products are produced in the North America, Europe and Asia and are marketed globally on a direct basis to original equipment manufacturers (“OEM”s) and through a global dealer and distribution network to industrial end users. We also provide highly engineered hydraulic cylinders and swivels to the North American markets for use in mining and resource recovery, vehicle recovery, materials handling and various other OEM applications.

Printing & Identification

Our Printing & Identification segment is a worldwide supplier of precision marking & coding, dispensing, printing, soldering, coating, inspection and testing equipment and related consumables and services.  The segment serves three broad global end-markets: fast moving consumer goods, industrial, and electronics.

•
Fast Moving Consumer Goods (FMCG) – Our businesses serving this market primarily design and manufacture marking & coding products used for printing variable information (such as date codes and serial numbers) on food, beverage, consumer goods, and pharmaceutical products, capitalizing on expanding food and product safety requirements and growth in emerging markets.

•
Industrial – Our products used by the industrial market are primarily marking & coding, bar code & portable printers, and fluid dispensing related products serving a number of industrial end markets including aerospace, cable, military, material packaging, industrial assembly, and medical devices capitalizing on growing industrial-related manufacturing in emerging markets.  Additional products include broad line marking solutions leveraged for secondary packaging, such as cartons and pallets for use in warehouse logistics operations, and bar code printers and portable printers used where on demand labels/receipts are required.

•
Electronics – Our businesses serving the electronics market primarily design and manufacture high-speed precision material deposition machines and other related tools used in the assembly process for printed circuit boards, solar cells and other specialty electronic applications as well as precision manual soldering, de-soldering and other hand tools.  The test equipment products include machines, test fixtures and related products used in testing “bare” and “loaded” electronic circuit boards and semiconductors.

Printing & Identification’s products are manufactured primarily in the United States, France, China, Malaysia, and Germany, and are sold throughout the world directly and through a network of distributors.

Raw Materials

We use a wide variety of raw materials, primarily metals and semi-processed or finished components, which are generally available from a number of sources. As a result, shortages or the loss of any single supplier have not had, and are not likely to have, a material impact on operating profits. While the required raw materials are generally available, commodity pricing has trended upward over the past few years, particularly for various grades of steel, copper, aluminum, select other commodities, and rare earth metals. Although some cost increases may be recovered through increased prices to customers, our operating results are exposed to such fluctuations. We attempt to control such costs through fixed-price contracts with suppliers and various other programs, such as our global supply chain activities.

Research and Development

Our businesses are encouraged to develop new products as well as to upgrade and improve existing products to satisfy customer needs, expand revenue opportunities domestically and internationally, maintain or extend competitive advantages, improve product reliability and reduce production costs.  During 2011, we spent $197.0 million for research and development, including qualified engineering costs. In 2010 and 2009, research and development spending totaled $186.7 million and $172.1 million, respectively.

Our Communication Technologies and Printing & Identification segments expend significant effort in research and development because the rate of product development by their customers is often quite high. Our businesses that develop product identification and printing equipment and specialty electronic components for the consumer goods, handset, life sciences, datacom and telecom commercial markets believe that their customers expect a continuing rate of product innovation, performance improvement and reduced costs. The result has been that product life cycles in these markets generally average less than five years with meaningful sales price reductions over that time period.

Our other segments contain many businesses that are also involved in important product improvement initiatives. These businesses also concentrate on working closely with customers on specific applications, expanding product lines and market applications, and continuously improving manufacturing processes. Most of these businesses experience a much more moderate rate of change in their markets and products than is generally experienced by the Communication Technologies and Printing & Identification segments.

Intellectual Property and Intangible Assets

Our businesses own many patents, trademarks, licenses and other forms of intellectual property, which have been acquired over a number of years and, to the extent relevant, expire at various times over a number of years.  A large portion of our businesses’ intellectual property consists of patents, unpatented technology and proprietary information constituting trade secrets that we seek to protect in various ways, including confidentiality agreements with employees and suppliers where appropriate. In addition, a significant portion of our intangible assets relate to customer relationships. While our intellectual property and customer relationships are important to our success, the loss or expiration of any of these rights or relationships, or any group of related rights or relationships, is not likely to materially affect our results on a consolidated basis. We believe that our commitment to continuous engineering improvements, new product development and improved manufacturing techniques, as well as strong sales, marketing and service efforts, are significant to our general leadership positions in the niche markets we serve.

Seasonality

In general, our businesses, while not strongly seasonal, tend to have stronger revenue in the second and third quarters, particularly those serving the consumer electronics, transportation, construction, waste and recycling, petroleum, commercial refrigeration and food service markets.  Our businesses serving the major equipment markets, such as power generation, chemical and processing industries, have long lead times geared to seasonal, commercial or consumer demands, and tend to delay or accelerate product ordering and delivery to coincide with those market trends, which tends to moderate the aforementioned seasonality patterns.

Customers

We serve thousands of customers, no one of which accounted for more than 10% of our consolidated revenue in 2011. Similarly, within each of our four segments, no customer accounted for more than 10% of any individual segment’s revenue in 2011.

Given our diversity of served markets, customer concentrations are quite varied.  Businesses supplying the waste and recycling, agricultural, defense, energy, automotive, commercial refrigeration, handset and hearing aid industries tend to deal with a few large customers that are significant within those industries. This also tends to be true for businesses supplying the power generation, aerospace and chemical industries. In the other markets served, there is usually a much lower concentration of customers, particularly where the companies provide a substantial number of products and services applicable to a broad range of end-use applications.

Certain of our businesses, particularly within the Communication Technologies segment, serve the military, space, aerospace, commercial and datacom/telecom infrastructure markets. Their customers include some of the largest operators in these markets. In addition, many of the OEM customers within the Communication Technologies segment outsource their manufacturing to Electronic Manufacturing Services (“EMS”) companies.  Other customers include global cell phone and hearing aid manufacturers, many of the largest global EMS companies, particularly in China, and major printed circuit board and semiconductor manufacturers.

Backlog

Backlog is generally not a significant indicator of long-term performance, as most of our products have relatively short order-to-delivery periods. It is more relevant to our businesses that produce larger and more sophisticated machines or have long-term government contracts, primarily in the aerospace and industrial markets of our Communication Technologies segment.  Our total backlog as of December 31, 2011 and 2010 was $1,446.5 million and $1,262.5 million, respectively.

Competition

Our competitive environment is complex because of the wide diversity of our products manufactured and the markets served. In general, most of our businesses are market leaders that compete with only a few companies, and the key competitive factors are customer service, product quality, price and innovation.  However, as we become increasingly global, we are exposed to  more competition. Certain businesses in the Communication Technologies and Printing & Identification segments compete globally against a variety of companies, primarily operating in Europe and East Asia.

International

Consistent with our strategic focus on positioning our businesses for growth, we continue to increase our expansion into international markets, particularly in developing economies in South America, Asia and Eastern Europe.

Most of our non-U.S. subsidiaries and affiliates are currently based in France, Germany, the Netherlands, Sweden, Switzerland, the United Kingdom and, with increasing emphasis, China, Malaysia, India, Mexico, Brazil and Eastern Europe.

The following table shows annual revenue derived from customers outside the U.S. as a percentage of total annual revenue for each of the last three years, by segment and in total:

	% Non-US Revenue by Segment
	Years Ended December 31,
	2011	2010	2009
Communication Technologies	71%	63%	60%
Energy	32%	33%	33%
Engineered Systems	36%	34%	33%
Printing and Identification	76%	78%	74%
Total percentage of revenue derived from
customers outside of the United States	49%	48%	46%

Our international operations are subject to certain risks, such as price and exchange rate fluctuations and non-U.S. governmental restrictions, which are discussed further in “Item 1A. Risk Factors.”

For additional details regarding our non-U.S. revenue and the geographic allocation of the assets of our continuing operations, see Note 15 to the Consolidated Financial Statements in Item 8 of this Form 10-K.

Environmental Matters

Our operations are governed by a variety of international, national, state and local environmental laws.  We are committed to continued compliance and believe our operations generally are in substantial compliance with these laws. In a few instances, particular plants and businesses have been the subject of administrative and legal proceedings with governmental agencies or private parties relating to the discharge or potential discharge of regulated substances. Where necessary, these matters have been addressed with specific consent orders to achieve compliance.

In 2010, we developed and implemented a process to conduct an inventory of greenhouse gas emissions.  In 2011, we evaluated our climate change risks and opportunities and developed an energy and climate change strategy that includes clearly defined goals and objectives, along with prioritized programs and projects for achieving energy use and greenhouse gas emissions reductions.  We have committed to reducing our overall energy and greenhouse gas intensity indexed to net revenue by 20% from 2010 to 2020.  We also participated in the 2011 Carbon Disclosure Project as a respondent.

All of our segments are investigating the energy efficiencies related to their operations and the use of their products and services by customers.  In some instances, our businesses may be able to help customers reduce some of their energy needs. Increased demand for energy-efficient products, based on a variety of drivers (including, but not limited to, reduction of greenhouse gas emissions) could result in increased sales for a number of our businesses.

There have been no material effects upon our earnings and competitive position resulting from compliance with laws or regulations enacted or adopted relating to the protection of the environment.  We are  aware of a number of existing or upcoming regulatory initiatives intended to reduce emissions in geographies where our manufacturing and warehouse/distribution facilities are located and have evaluated the potential impact of these regulations on our businesses.  We anticipate that direct impacts from regulatory actions will not be significant in the short- to medium-term.  We expect the regulatory impacts associated with climate change regulation would be primarily indirect and would result in “pass through” costs from energy suppliers, suppliers of raw materials and other services related to our operations.

Employees

We had approximately 34,000 employees in continuing operations as of December 31, 2011, which was an increase of 14% from the prior year end.  The increase reflects the impact of recent acquisitions as well as additional headcount necessary to support the volume growth in 2011.

Other Information

We make available through the “Financial Reports” link on our Internet website, http://www.dovercorporation.com, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to these reports. We post each of these reports on the website as soon as reasonably practicable after the report is filed with the Securities and Exchange Commission. The information on our Internet website is not incorporated into this Form 10-K.

ITEM 1A.  RISK FACTORS

Our business, financial condition, operating results and cash flows can be impacted by a number of factors which could cause our actual results to vary materially from recent results or from anticipated future results. In general, we are subject to the same general risks and uncertainties that impact many other industrial companies such as general economic, industry and/or market conditions and growth rates; the impact of natural disasters, and their effect on global energy markets; possible future terrorist threats and their effect on the worldwide economy; and changes in laws or accounting rules. The risk factors discussed in this section should be considered together with information included elsewhere in this Form 10-K and should not be considered the only risks to which we are exposed.

•	Our results for 2012 may be impacted by current domestic and international economic conditions and uncertainties.

In 2012, our businesses may be adversely affected by disruptions in the financial markets or declines in economic activity both domestically and internationally in those countries in which we operate. These circumstances will also impact our suppliers and customers in various ways which could have an impact on our business operations, particularly if global credit markets are not operating efficiently and effectively to support industrial commerce.  Such negative changes in worldwide economic and capital market conditions are beyond our control, are highly unpredictable, and can have an adverse effect on our revenue, earnings, cash flows and cost of capital.

•
Increasing product/service and price competition by international and domestic competitors, including new entrants and our ability to introduce new and competitive products could cause our businesses to generate lower revenue, operating profits and cash flows.

Our competitive environment is complex because of the wide diversity of the products that our businesses manufacture and the markets they serve. In general, most of our businesses compete with only a few companies. Our ability to compete effectively depends on how successfully we anticipate and respond to various competitive factors, including new products and services that may be introduced by competitors, changes in customer preferences, and pricing pressures. If our businesses are unable to anticipate their competitors’ development of new products and services and/or identify customer needs and preferences on a timely basis or successfully introduce new products and services in response to such competitive factors, they could lose customers to competitors. If our businesses do not compete effectively, we may experience lower revenue, operating profits and cash flows.

•
Some of our businesses may not anticipate, adapt to, or capitalize on technological developments and are subject to the cyclical nature of their industries. These factors could cause these businesses to become less competitive and lead to reduced market share, revenue, operating profits and cash flows.

Certain of our businesses sell their products in electronic and technology-based industries that are constantly experiencing change as new technologies are developed. In order to grow and remain competitive in these industries, they must adapt to future changes in technology to enhance their existing products and introduce new products to address their customers’ changing demands. Also, a portion of the Communication Technologies and Printing & Identification segments’ revenue is derived from markets that are subject to unpredictable short-term business cycles.

Our Energy segment is subject to risk due to the volatility of energy prices and regulations which impact production, although overall demand is more directly related to depletion rates and global economic conditions and related energy demands.

As a result of all the above factors, the revenue and operating performance of these businesses in any one period are not necessarily predictive of their revenue and operating performance in other periods, and these factors could have a material impact on our consolidated results of operations, financial position and cash flows.

•
We could lose customers or generate lower revenue, operating profits and cash flows if there are significant increases in the cost of raw materials (including energy) or if we are unable to obtain raw materials.

We purchase raw materials, subassemblies and components for use in our manufacturing operations, which expose us to volatility in prices for certain commodities. Significant price increases for these commodities could adversely affect operating profits for certain of our businesses.  While we generally attempt to mitigate the impact of increased raw material prices by hedging or passing along the increased costs to customers, there may be a time delay between the increased raw material prices and the ability to increase the prices of products, or we may be unable to increase the prices of products due to a competitor’s pricing pressure or other factors. In addition, while raw materials are generally available now, the inability to obtain necessary raw materials could affect our ability to meet customer commitments and satisfy market demand for certain products. Consequently, a significant price increase in raw materials, or their unavailability, may result in a loss of customers and adversely impact revenue, operating profits and cash flows.

•	We are subject to risks relating to our existing foreign operations and expansion into new geographical markets.

Approximately 49% of our revenues for 2011 and 48% of our revenues for 2010 were derived outside the United States. We continue to focus on penetrating global markets as part of our overall growth strategy and expect sales from and into foreign markets to continue to represent a significant portion of our revenues. In addition, many of our manufacturing operations and suppliers are located outside the United States.  Our foreign operations and our global expansion strategy are subject to general risks related to international operations, including:

o	political, social and economic instability and disruptions;

o	government embargoes or trade restrictions;

o	the imposition of duties and tariffs and other trade barriers;

o	import and export controls;

o	limitations on ownership and on repatriation of earnings;

o	transportation delays and interruptions;

o	labor unrest and current and changing regulatory environments;

o	increased compliance costs including requirements for disclosure and due diligence;

o	the impact of loss of a single-source manufacturing facility;

o	difficulties in staffing and managing multi-national operations; and

o	limitations on our ability to enforce legal rights and remedies.

If we are unable to successfully manage the risks associated with expanding our global business or adequately manage operational risks of our existing international operations, the risks could have a material adverse effect on our growth strategy involving expansion into new geographical markets or our results of operations and financial position.

•	Our exposure to exchange rate fluctuations on cross-border transactions and the translation of local currency results into U.S. dollars could negatively impact our results of operations.

We conduct business through our subsidiaries in many different countries, and fluctuations in currency exchange rates could have a significant impact on the reported results of operations, which are presented in U.S. dollars. A significant and growing portion of our products are manufactured in lower-cost locations and sold in various countries. Cross-border transactions, both with external parties and intercompany relationships, result in increased exposure to foreign exchange effects. Accordingly, significant changes in currency exchange rates, particularly the Euro, Pound Sterling, Swiss franc, Chinese RMB (Yuan) and the Canadian dollar, could cause fluctuations in the reported results of our businesses’ operations that could negatively affect our results of operations.  Additionally, the strengthening of certain currencies such as the Euro and U.S. dollar potentially exposes us to competitive threats from lower cost producers in other countries such as China. Our sales are translated into U.S. dollars for reporting purposes. The strengthening of the U.S. dollar could result in unfavorable translation effects as the results of foreign locations are translated into U.S. dollars.

•	Our operating profits and cash flows could be adversely affected if we cannot achieve projected savings and synergies.

We are continually evaluating our cost structure and seeking ways to capture synergies across our operations. If we are unable to reduce costs and expenses through our various programs, it could adversely affect our operating profits and cash flows.

•	Failure to attract, retain and develop personnel or to provide adequate succession plans for key management could have an adverse effect on our operating results.

Our growth, profitability and effectiveness in conducting our operations and executing our strategic plans depend in part on our ability to attract, retain and develop qualified personnel, align them with appropriate opportunities and maintain adequate succession plans for key management positions. If we are unsuccessful in these efforts, our operating results could be adversely affected.

•
Our businesses and their profitability and reputation could be adversely affected by domestic and foreign governmental and public policy changes (including environmental and employment regulations and tax policies such as export subsidy programs, research and experimentation credits, carbon emission regulations, and other similar programs), risks associated with emerging markets, changes in statutory tax rates and unanticipated outcomes with respect to tax audits.

Our businesses’ domestic and international sales and operations are subject to risks associated with changes in local government laws (including environmental and export laws), regulations and policies. Failure to comply with any of these laws could result in civil and criminal, monetary and non-monetary penalties as well as potential damage to our reputation. In addition, we cannot provide assurance that our costs of complying with new and evolving regulatory reporting requirements and current or future laws, including environmental protection, employment, and health and safety laws, will not exceed our estimates. In addition, we have invested in certain countries, including Brazil, Russia, India and China, that carry high levels of currency, political, compliance and economic risk. While these risks or the impact of these risks are difficult to predict, any one or more of them could adversely affect our businesses and reputation.

Our effective tax rate is impacted by changes in the mix among earnings in countries with differing statutory tax rates, changes in the valuation allowance of deferred tax assets or changes in tax laws. The amount of income taxes and other taxes paid can be adversely impacted by changes in statutory tax rates and laws and are subject to ongoing audits by domestic and international authorities. If these audits result in assessments different from amounts estimated, then our financial results may be adversely affected by unfavorable tax adjustments.

•	Customer requirements and new regulations may increase our expenses and impact the availability of certain raw materials, which could adversely affect our revenue and operating profits.

Our businesses use parts or materials that are impacted by the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) requirement for disclosure of the use of “conflict minerals” mined in the Democratic Republic of the Congo and adjoining countries.  Some of our businesses' customers already have announced that they will require “conflict free” metals in products they purchase.

We have begun the process of determining the country of origin of certain metals used by our businesses, as required by the Dodd-Frank Act. The supply chain due diligence and verification of sources may require several years to complete based on the current availability of smelter origin information and the number of vendors.  We have begun to obtain and review the information from our suppliers. We may not be able to complete the process in the timeframe required because of the complexity of our supply chain.

Other governmental social responsibility regulations also may impact our suppliers, manufacturing operations and operating profits.

The need to find alternative sources for certain raw materials or products because of customer requirements and regulations may impact our ability to secure adequate supplies of raw materials or parts, lead to supply shortages, or adversely impact the prices at which our businesses can procure compliant goods.

•	Unforeseen developments in contingencies such as litigation could adversely affect our financial condition.

We and certain of our subsidiaries are, and from time to time may become, parties to a number of legal proceedings incidental to their businesses involving alleged injuries arising out of the use of their products, exposure to hazardous substances or patent infringement, employment matters and commercial disputes. The defense of these lawsuits may require significant expenses and divert management’s attention, and we may be required to pay damages that could adversely affect our financial condition. In addition, any insurance or indemnification rights that we may have may be insufficient or unavailable to protect us against potential loss exposures.

•	The indemnification provisions of acquisition agreements by which we have acquired companies may not fully protect us and may result in unexpected liabilities.

Certain of the acquisition agreements by which we have acquired companies require the former owners to indemnify us against certain liabilities related to the operation of the company before we acquired it. In most of these agreements, however, the liability of the former owners is limited and certain former owners may be unable to meet their indemnification responsibilities. We cannot be assured that these indemnification provisions will fully protect us, and as a result we may face unexpected liabilities that adversely affect our profitability and financial position.

•	Our revenue, operating profits and cash flows could be adversely affected if our businesses are unable to protect or obtain patent and other intellectual property rights.

Our businesses own patents, trademarks, licenses and other forms of intellectual property related to their products. Our businesses employ various measures to maintain and protect their intellectual property. These measures may not prevent their intellectual property from being challenged, invalidated or circumvented, particularly in countries where intellectual property rights are not highly developed or protected. Unauthorized use of these intellectual property rights could adversely impact the competitive position of our businesses and have a negative impact on our revenue, operating profits and cash flows.

•	Our growth and results of operations may be adversely affected if we are unsuccessful in our capital allocation and acquisition program.

We expect to continue our strategy of seeking to acquire value creating add-on businesses that broaden our existing position and global reach as well as, in the right circumstances, strategically pursue larger acquisitions that could have the potential to either complement our existing businesses or allow us to pursue a new platform.  However, there can be no assurance that we will be able to continue to find suitable businesses to purchase, that we will be able to acquire such businesses on acceptable terms, or that all closing conditions will be satisfied with respect to any pending acquisition. If we are unsuccessful in our acquisition efforts, then our ability to continue to grow at rates similar to prior years could be adversely affected.  In addition a completed acquisition may underperform relative to expectations, may be unable to achieve synergies originally anticipated, or may expose us to unexpected liabilities. Further, if we fail to allocate our capital appropriately, in respect of either our acquisition program or organic growth in our operations, we could be overexposed in certain markets and geographies.  These factors could potentially have an adverse impact on our operating profits and cash flows.

•	Our borrowing costs may be impacted by our credit ratings developed by various rating agencies.

Three major ratings agencies (Moody’s, Standard and Poor’s, and Fitch Ratings) evaluate our credit profile on an ongoing basis and have each assigned high ratings for our long-term debt as of December 31, 2011.  Although we do not anticipate a material change in our credit ratings, if our current credit ratings deteriorate, then our borrowing costs could increase, including increased fees under our Five-Year Credit Facility, and our access to future sources of liquidity may be adversely affected.

•	Our reputation, ability to do business and results of operations may be impaired by improper conduct by any of our employees, agents or business partners.

We cannot provide assurance that our internal controls and compliance systems will always protect us from acts committed by our employees, agents or business partners that would violate U.S. and/or non-U.S. laws, including the laws governing payments to government officials, bribery, fraud, anti-kickback and false claims rules, competition, export and import compliance, money laundering and data privacy.  Any such improper actions could subject us to civil or criminal investigations in the U.S. and in other jurisdictions, could lead to substantial civil or criminal, monetary and non-monetary penalties and related shareholder lawsuits and could damage our reputation.

ITEM 1B.   UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.   PROPERTIES

The number, type, location and size of our properties as of December 31, 2011 are shown in the following charts, by segment:

	Number and Nature of Facilities			Square Footage (000's)
Segment	Mfg.	Warehouse	Sales/ Service	Owned	Leased

Communication Technologies	33	3	13	1,129	1,296
Energy	60	46	28	3,037	1,016
Engineered Systems	69	33	32	5,374	2,584
Printing and Identification	32	25	84	895	1,248

	Locations				Leased Facilities
	North				Expiration Dates (Years)
	America	Europe	Asia	Other	Minimum	Maximum

Communication Technologies	19	8	9	1	1	15
Energy	103	5	2	6	1	15
Engineered Systems	66	34	19	2	1	10
Printing and Identification	32	39	48	4	1	10

During 2011, we increased the number of our manufacturing and warehouse facilities, generally reflecting the facilities of the nine businesses acquired during the year. We believe our facilities are well-maintained and suitable for our operations.

ITEM 3.  LEGAL PROCEEDINGS

A few of our subsidiaries are involved in legal proceedings relating to the cleanup of waste disposal sites identified under federal and state statutes which provide for the allocation of such costs among “potentially responsible parties.” In each instance, the extent of the subsidiary’s liability appears to be very small in relation to the total projected expenditures and the number of other “potentially responsible parties” involved and it is anticipated to be immaterial to us on a consolidated basis. In addition, a few of our subsidiaries are involved in ongoing remedial activities at certain plant sites, in cooperation with regulatory agencies, and appropriate reserves have been established.

We and certain of our subsidiaries are, and from time to time may become, parties to a number of other legal proceedings incidental to our businesses. These proceedings primarily involve claims by private parties alleging injury arising out of the use of our businesses' products, exposure to hazardous substances or patent infringement, employment matters and commercial disputes. Management and legal counsel periodically review the probable outcome of such proceedings, the costs and expenses reasonably expected to be incurred, the availability and extent of insurance coverage, and established reserves. While it is not possible to predict the outcome of these legal actions or any need for additional reserves, in the opinion of management, based on these reviews, it is unlikely that the disposition of the lawsuits and the other matters mentioned above will have a material adverse effect on our financial position, results of operations, cash flows or competitive position.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

 All of our officers are elected annually at the first meeting of the Board of Directors following our annual meeting of shareholders, and are subject to removal at any time by the Board of Directors. Our executive officers as of February 10, 2012, and their positions with Dover (and, where relevant, prior business experience) for the past five years, are as follows:

Name	Age	Positions Held and Prior Business Experience
Robert A. Livingston	58
Chief Executive Officer and Director (since December 2008), President (since June 2008) and Chief Operating Officer (from June 2008 to December 2008) of Dover; prior thereto Vice President of Dover and President and Chief Executive Officer of Dover Engineered Systems (from July 2007 to May 2008); prior thereto Vice President of Dover and President and Chief Executive Officer of Dover Electronics (from October 2004 to June 2007).

Kevin P. Buchanan	56	Vice President, Tax (since July 2010) of Dover; prior thereto Deputy General Counsel, Tax (from November 2009 to June 2010) and Vice President, Tax (from May 2000 to October 2009) of Monsanto Company.
Brad M. Cerepak	53
Senior Vice President and Chief Financial Officer (since May 2011) of Dover; prior thereto Vice President and Chief Financial Officer (from August 2009 to May 2011) of Dover; prior thereto Vice President, Finance (from June 2009 to August 2009) of Dover; prior thereto Vice President and Controller (from August 2005 to June 2008) of Trane.

C. Anderson Fincher	41
Vice President (since May 2011) of Dover and Executive Vice President (since November 2011) of Dover Engineered Systems; prior thereto Executive Vice President (from May 2009 to November 2011) of Dover Industrial Products; prior thereto President (from January 2005 to May 2009) of Heil Trailer International.

Thomas W. Giacomini	46
Vice President (since February 2008) of Dover and President and Chief Executive Officer (since November 2011) of Dover Engineered Systems; prior thereto President (from April 2009 to November 2011) and Chief Executive Officer (from July 2009 to November 2011) of Dover Industrial Products; prior thereto President (from October 2007 to July 2009) of Dover's Material Handling Platform; prior thereto President (from July 2005 to September 2007) of Warn Industries; prior thereto Chief Operating Officer (from 2000 to July 2005) of Warn Industries.

Paul E. Goldberg	48
Vice President, Investor Relations (since November 2011) of Dover; prior thereto Treasurer and Director of Investor Relations (from February 2006 to November 2011) of Dover; prior thereto Assistant Treasurer (from July 2002 to February 2006) of Dover.

John F. Hartner	49
Vice President (since May 2011) of Dover and President and Chief Executive Officer (since November 2011) of Dover Printing &  Identification; prior thereto Executive Vice President (from April 20l1 to November 2011) of Dover Engineered Systems; prior thereto Executive Vice President (from October 2007 to April 2011) of Dover Electronic Technologies; prior thereto President (from April 2001 to October 2007) of DEK International.

Jay L. Kloosterboer	51
Senior Vice President, Human Resources (since May 2011) of Dover; prior thereto Vice President, Human Resources (from January 2009 to May 2011) of Dover;  prior thereto Executive Vice President - Business Excellence (from May 2005 to January 2009) of AES Corporation; prior thereto Vice President and Chief Human Resources Officer (from May 2003) of AES Corporation.

Raymond T. McKay, Jr.	58	Vice President (since February 2004) and Controller (since November 2002) of Dover.
Brian P. Moore	41
Vice President, Treasurer (since November 2011) of Dover; prior thereto Senior Director, Investor Relations (from April 2010 to October 2011) of USG Corporation ; prior thereto Director of Credit & Accounts Receivable (from December 2008 to April 2010) of USG; prior thereto Director of Finance (from December 2007 to December 2008) at USG; prior thereto Assistant Treasurer (from October 2004 to December 2008) of USG.

Name	Age	Positions Held and Prior Business Experience
James H. Moyle	59
Vice President (since 2009) of Dover and Executive Vice President  (since January 2012) of Dover Engineered Systems; prior thereto Vice President, Global Sourcing and Supply Chain (from April 2009 to December 2011) of Dover; prior thereto Chief Financial Officer (from July 2007 to April 2009) of Dover Fluid Management; prior thereto Vice President and Chief Financial Officer (from November 2005 to July 2007) of Dover Diversified; prior thereto Executive Vice President (from September 2003 to November 2005) of Knowles Electronics.

Jeffrey S. Niew	45
Vice President of Dover and President and Chief Executive Officer of Dover Communication Technologies (since November 2011); prior thereto President (from January 2008 to November 2011) and Chief Executive Officer (from February 2010 to November 2011) of Knowles Electronics; prior thereto Chief Operating Officer (from January 2007 to February 2010) of Knowles Electronics; prior thereto Vice President and General Manager (from September 2002 to January 2007) of Knowles Acoustics.

Joseph W. Schmidt	65	Senior Vice President, General Counsel and Secretary (since May 2011) of Dover; prior thereto Vice President, General Counsel and Secretary (from January 2003 to May 2011) of Dover.
Stephen R. Sellhausen	54
Senior Vice President, Corporate Development (since May 2011) of Dover; prior thereto Vice President, Corporate Development (from January 2009 to May 2011) of Dover; prior thereto Vice President, Business Development (from April 2008 to January 2009) of Dover; prior thereto investment banker with Citigroup Global Markets.

Sivasankaran Somasundaram	46
Vice President (since January 2008) of Dover and Executive Vice President (since November 2011) of Dover Energy; prior thereto Executive Vice President (from January 2010 to November 2011) of Dover Fluid Management;  President (from January 2008 to December 2009) of Dover's Fluid Solutions Platform; prior thereto President (from May 2006 to January 2008) of Gas Equipment Group; prior thereto President (from March 2004 to May 2006) of RPA Process Technologies.

William W. Spurgeon, Jr.	53
Vice President (since October 2004) of Dover and President and Chief Executive Officer (since November 2011) of Dover Energy; prior thereto President and Chief Executive Officer (from July 2007 to November 2011) of Dover Fluid Management; prior thereto President and Chief Executive Officer (from October 2004 to July 2007) of Dover Diversified.

Niclas Ytterdahl	47
Senior Vice President, Global Sourcing (since January 2012) of Dover; prior thereto Vice President, Global Strategic Sourcing (from April 2006 to December 2011) of AES Corporation; prior thereto Vice President Operations and General Manager (from January 2002 to April 2006) of Fisher Scientific.

Michael Y. Zhang	48
Vice President (since May 2010) of Dover and President, Asia (since May 2011) of Dover; prior thereto Managing Director (from January 2009 to May 2011) of Dover Regional Headquarters, China; prior thereto various roles at ABB, Ltd., including Vice President, ABB Control System and Product Business (from September 2004 to March 2008).

 PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Dividends

The principal market in which Dover common stock is traded is the New York Stock Exchange.  Information on the high and low sales prices of our stock and the frequency and the amount of dividends paid during the last two years is as follows:

	2011			2010
	Market Prices		Dividends Per Share	Market Prices		Dividends Per Share
	High	Low		High	Low
First Quarter	$68.07	$56.51	$0.275	$47.56	$40.50	$0.26
Second Quarter	69.25	60.57	0.275	55.50	41.42	0.26
Third Quarter	70.15	45.42	0.315	53.00	40.50	0.275
Fourth Quarter	59.27	43.64	0.315	59.20	51.39	0.275
			$1.18			$1.07

Holders

The number of holders of record of Dover common stock as of January 27, 2012 was approximately 19,288. This figure includes participants in our domestic 401(k) program.

Securities Authorized for Issuance Under Equity Compensation Plans

Information regarding securities authorized for issuance under our equity compensation plans is contained in Part III, Item 12 of this Form 10-K.

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

During the fourth quarter, we made the following purchases of Dover shares:
	Total Number of Shares Purchased (1)	Average Price Paid per Share		Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs
			Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs
Period
October 1 to October 31	490,458	$53.91	490,000	4,078,495
November 1 to November 30	630,000	54.38	630,000	3,448,495
December 1 to December 31	915,000	57.00	915,000	2,533,495
For the Fourth Quarter 2011	2,035,458	$55.44	2,035,000	2,533,495
__________

(1)
In October, we acquired 458 of these shares from the holders of our employee stock options when they tendered these shares as full or partial payment of the exercise price of such options. These shares are applied against the exercise price at the market price on the date of exercise. During October, November, and December, we purchased 490,000, 630,000, and 915,000 shares, respectively, under the five-year, 10,000,000 share repurchase authorized by the Board of Directors in May 2007,  leaving 2,533,495 shares available for purchase as of the end of December 2011.

Performance Graph

This performance graph does not constitute soliciting material, is not deemed filed with the SEC and is not incorporated by reference in any of our filings under the Securities Act of 1933 or the Exchange Act of 1934, whether made before or after the date of this Form 10-K and irrespective of any general incorporation language in any such filing, except to the extent we specifically incorporate this performance graph by reference therein.

Comparison of Five-Year Cumulative Total Return*
Dover Corporation, S&P 500 Index & Peer Group Index

Total Shareholder Returns
Data Source:  Research Data Group, Inc
_______________________
*Total return assumes reinvestment of dividends.

This graph assumes $100 invested on December 31, 2006 in Dover Corporation common stock, the S&P 500 index and a peer group index.

In 2011, we changed the companies comprising our peer index in order to better reflect our current portfolio mix (our “New Peer Group”). Changes included the addition of certain technology-based companies and the removal of certain companies with cyclical exposure.  Our New Peer Group index consists of the following 39 public companies selected by the Company:

3M Company	FMC Technologies	Regal Beloit Corp. *
Actuant Corp.	Gardner Denver Inc. *	Rockwell Automation
Ametek Inc.	Honeywell International	Roper Industries
Amphenol Corp. *	Hubbell Incorporated	Snap-On Inc. *
Cameron International	IDEX Corporation	SPX Corporation
Carlisle Companies	Illinois Tool Works	Teledyne Technologies Inc. *
Cooper Industries	Ingersoll-Rand PLC	Textron Inc. *
Corning Inc. *	Lennox International Inc. *	The Timken Company
Crane Company	Nordson Corp. *	Thomas & Betts Corp. *
Danaher Corporation	Pall Corporation	Tyco International
Eaton Corporation	Parker-Hannifin Corp.	United Technologies Corp.
Emerson Electric Co.	Pentair Inc.	Vishay Intertechnology Inc. *
Flowserve Corporation	Precision Castparts Corp.	Weatherford International

* These companies were added to our New Peer Group index in 2011.  The following companies included in our Old Peer Group are no longer included within the New Peer Group index:  ACGO Corporation, Agilent Technologies, Deere & Company, ITT Corporation, Leggett & Platt Inc., Manitowoc Co., Masco Corp., Oshkosh Corp., Terex Corporation , and Paccar Inc.

ITEM 6.   SELECTED FINANCIAL DATA

	2011	2010	2009	2008	2007
	(In thousands except per share figures)
Revenue	$7,950,140	$6,640,191	$5,344,331	$6,808,313	$6,507,185
Earnings from continuing operations	846,365	690,751	373,423	649,892	608,987
Basic earnings (loss) per share:
Continuing operations	$4.55	$3.70	$2.01	$3.45	$3.02
Discontinued operations	0.26	0.05	(0.09)	(0.31)	0.26
Net earnings	4.82	3.75	1.91	3.13	3.28

Weighted average shares outstanding	185,882	186,897	186,136	188,481	201,330

Diluted earnings (loss) per share:
Continuing operations	$4.48	$3.65	$2.00	$3.43	$3.00
Discontinued operations	0.26	0.05	(0.09)	(0.31)	0.26
Net earnings	4.74	3.70	1.91	3.12	3.26

Weighted average shares outstanding	188,887	189,170	186,736	189,269	202,918

Dividends per common share	$1.18	$1.07	$1.02	$0.90	$0.77

Capital expenditures	$271,809	$174,845	$112,972	$167,998	$161,673
Depreciation and amortization	303,143	241,969	231,363	235,081	214,918
Total assets	9,501,450	8,558,743	7,882,402	7,883,238	8,068,407
Total debt	2,187,252	1,807,476	1,860,884	2,084,173	2,087,652

All results and data in the table above reflect continuing operations, unless otherwise noted.  As a result, the data presented above will not necessarily agree to previously issued financial statements. See Note 3 to the Consolidated Financial Statements in Item 8 of this Form 10-K for additional information on disposed and discontinued operations and Note 2 for additional information regarding the impact of 2011 acquisitions.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Special Note Regarding Forward-Looking Statements

The following Management’s Discussion and Analysis of Financial Condition and Results of  Operations (“MD&A”) is intended to help the reader understand our results of operations and financial condition for the three years ended December 31, 2011. The MD&A should be read in conjunction with our Consolidated Financial Statements and Notes which appear elsewhere in this Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed elsewhere in this Form 10-K, particularly in Item 1A. “Risk Factors” and in “Special Note Regarding Forward Looking Statements” inside the front cover of this Form 10-K.

OVERVIEW AND OUTLOOK

Dover delivered a record year in 2011 in terms of revenue, earnings, and bookings. Our consolidated revenue increased $1.3 billion, or 20%, to $8.0 billion, inclusive of acquisitions, while our bookings grew by $1.2 billion, or 17%, to $8.1 billion, and our gross profit grew by $435 million, or 17%, to $3.1 billion. However, our gross profit margin as a percentage of sales decreased 100 basis points to 38.4% mainly due to product and customer mix as well as the impact of recent acquisitions, which more than offset operating leverage.  Earnings from continuing operations increased 23% to $846 million.

In addition to our strong financial results, we accomplished several important strategic initiatives in 2011. We realigned our businesses into four new segments to more closely match our key end-markets. This new structure will serve to support our growth strategies and productivity initiatives as we continue to build our company.  During 2011, we deployed $1.4 billion on nine acquisitions that added technology, opened new markets, and expanded geography in nearly all of our growth spaces.  We also divested three businesses consistent with our strategy of focusing on our higher margin growth spaces.  We received proceeds in excess of $500 million which we intend to utilize on future acquisitions or internal investments. Lastly, we generated $786 million in free cash flow, which enabled us to aggressively invest in higher growth economies and innovation, and to continue our long tradition of raising our annual dividend, now standing at 56 consecutive years.

As we concluded the fourth quarter, we encountered certain challenges, such as continued weakness in alternative energy, semi-conductor and telecom infrastructure markets and general softness within the European economy, including uncertainty around European credit markets, that may continue to impact our operations going into 2012.

Despite these challenges, given our strong financial position and the depth and resilience of our business mix, we believe that through continued execution of our strategies around positioning ourselves to capitalize on global growth trends, capturing the benefits of common ownership and disciplined capital allocation, we are well positioned for solid growth in 2012.

We expect 2012 full year organic growth to be in the range of 4% to 7% and acquisition related growth to be approximately 3% for acquisitions completed in 2011. Based on these revenue assumptions and profitability expectations, we expect our diluted earnings per share from continuing operations for 2012 will be in the range of $4.70 to $5.00 and expect our earnings to follow a traditional seasonal pattern of being higher in the second and third quarters.

CONSOLIDATED RESULTS OF OPERATIONS

As discussed in Note 3 to the Consolidated Financial Statements in Item 8 of this Form 10-K, we are reporting three businesses that were sold during the third and fourth quarters of 2011 as discontinued operations. Therefore, we have classified the results of operations of these businesses as discontinued operations for all periods presented.

	Years Ended December 31,			% / Point Change
	2011	2010	2009	2011 versus 2010	2010 versus 2009
	(Dollars in thousands except per share figures)
Revenue	$7,950,140	$6,640,191	$5,344,331	20%	24%
Cost of goods and services	4,898,716	4,023,586	3,331,187	22%	21%
Gross profit	3,051,424	2,616,605	2,013,144	17%	30%

Selling and administrative expenses	1,840,609	1,607,327	1,422,015	15%	13%
Restructuring - severance and exit costs	5,695	6,160	67,322	-8%	-91%
Interest expense, net	115,596	106,422	100,472	9%	6%
Other expense (income), net	55	3,652	(3,752)	-	-
Earnings from continuing operations	846,365	690,751	373,423	23%	85%
Net earnings	895,243	700,104	356,438	28%	96%

Net earnings per common share - diluted	$4.74	$3.70	$1.91	28%	94%

Gross profit margin	38.4%	39.4%	37.7%	(1.0)	1.7
Selling and administrative expenses as a percentage of revenue	23.2%	24.2%	26.6%	(1.0)	(2.4)

Effective tax rate	22.7%	23.2%	24.5%	(0.5)	(1.3)

Revenue

Our 2011 consolidated revenue increased $1.3 billion or 20% compared with 2010, reflecting organic growth of 11%, growth from acquisitions of 7% and a favorable impact from currency translation of 2%.  The majority of our organic growth was attributed to increased volumes across all four segments driven by strength in the energy and consumer handset markets and solid growth in fluid solutions, refrigeration equipment and many of the industrial markets served by our Engineered Systems segment.  Additionally, approximately 2% of our growth was generated by new products, particularly in our Communication Technologies and Printing & Identification segments.  Pricing added about 1% to revenue principally driven by strategic pricing initiatives and price increases implemented to offset higher commodity costs.  Revenues generated outside of the U.S. increased by 22% compared with 2010, with revenue generated in emerging economies of China and Latin America increasing 47%.

Over 70% of the revenue growth from acquisitions was generated by Harbison-Fischer and Sound Solutions, two large acquisitions that we made in 2011 to expand our operations serving the artificial lift and handset markets, respectively.

Our 2010 consolidated revenue increased $1.3 billion or 24% compared with 2009, reflecting organic revenue growth of 20%, growth from acquisitions of 4%, and a negligible unfavorable impact from foreign currency translation.  The organic growth reflected volume increases across all four of our segments, driven by higher demand in the majority of our end-markets as the global economy continued to rebound in 2010 from the 2009 down cycle.  Revenues generated outside of the U.S. increased by 30% compared with 2009, with much of this growth generated in emerging economies of Asia and Latin America.

Gross Profit

Our gross profit increased $434.8 million or 17% in 2011 compared with 2010, reflecting the benefit of increased sales volumes.  However, gross profit margin as a percentage of revenue contracted 100 basis points in 2011 to 38.4% from 39.4% in 2010 due principally to the impact of product and customer mix, which more than offset operating leverage, as well as the impact of higher depreciation from recent acquisitions.

Gross profit increased $603.5 million or 30% in 2010 compared with 2009, reflecting the benefit of increased sales volumes.  Gross profit margin as a percentage of revenue was 39.4% in 2010, a 170 basis point improvement over the 2009 gross profit margin of 37.7%, reflecting the increase in sales volumes in 2010, the impact of lower restructuring charges on a comparative basis, and benefits realized from restructuring initiatives executed in 2009 along with our productivity initiatives.

Selling and Administrative Expenses

Selling and administrative expenses increased $233.3 million or 15% in 2011 compared with 2010 due primarily to general increases across the segments in support of higher volumes. As a percentage of revenue, selling and administrative expenses declined to 23.2% in 2011 compared with 24.2% in 2010. This 100 basis point improvement is largely a result of leverage from the higher revenue levels, which more than offset higher amortization and other nonrecurring expenses related to recent acquisitions.

Selling and administrative expenses increased $185.3 million or 13% in 2010 compared with 2009 due primarily to general increases across the segments in support of higher volumes. As a percentage of revenue, selling and administrative expenses declined to 24.2% in 2010 compared with 26.6% in 2009. This 240 basis point improvement reflects the absence of significant restructuring charges in 2010 and the benefits realized from 2009 restructuring efforts, as well as leverage from the higher revenue levels partially offset by increased compensation costs.

Non-Operating Items

Interest expense, net, increased 9% to $115.6 million in 2011 due primarily to higher average outstanding borrowings during 2011 as compared with 2010. As discussed in Note 8 to the Consolidated Financial Statements in Item 8 of this Form 10-K, in February of 2011 we issued $800 million in new notes, receiving net proceeds of $789 million, approximately half of which was used to repay outstanding commercial paper balances incurred to retire $400 million of notes which came due earlier that month, with the remainder used to fund first quarter acquisitions.  As a result, our total borrowings were $380 million higher at the end of 2011 compared to the end of 2010.  In 2010, interest expense, net, increased 6.0% to $106.4 million, primarily due to reduced interest income in 2010 resulting from lower interest rates on the Company’s short term investment balances.

Other non-operating expense (income), net of $0.1 million in 2011 includes $8.6 million of net expense from foreign currency exchange fluctuations on assets and liabilities denominated in currencies other than the functional currency, offset by royalty income and other miscellaneous non-operating gains, none of which are individually significant.  Other non-operating expense, net of $3.7 million in 2010 reflects $6.9 million of net expense from foreign currency exchange fluctuations on assets and liabilities denominated in currencies other than the functional currency, coupled with a $4.3 million loss on extinguishment of debt, offset in part by royalty income and other miscellaneous non-operating gains. This compares to other non-operating income, net of $3.8 million in 2009, which reflects $6.1 million of net expense from foreign currency exchange fluctuations on assets and liabilities denominated in currencies other than the functional currency, which was more than offset by a favorable insurance settlement and other miscellaneous non-operating gains.

Income Taxes

The 2011 effective tax rate on continuing operations was 22.7% compared to the 2010 rate of 23.2%.  The effective tax rate was impacted by net favorable discrete and other items in both years (primarily driven by favorable audit settlements for uncertain tax positions in multiple jurisdictions relating to prior periods).  The effective rate for 2011 was favorably impacted by net discrete items totaling $41.3 million, principally arising from settlements with the U.S. federal taxing authority and state taxing authorities. The effective tax rate for 2010 was favorably impacted by net discrete and other items totaling $50.3 million, arising principally from settlements with the U.S. federal taxing authority, coupled with the resolution of a foreign tax matter. The effective tax rate of 24.5% in 2009 was favorably impacted by $31.6 million of net benefits recognized for discrete items.  Excluding these discrete and other items (a non-GAAP measure), the effective tax rate was 26.5% in 2011, 28.8% in 2010, and 30.9% in 2009, reflecting the geographic mix of earnings, with the earnings generated in foreign markets typically taxed at lower rates than in the U.S.  While we believe additional uncertain tax positions will be settled within the next twelve months, an estimate cannot be made due to the uncertainties associated with the resolution of these matters.

Net Earnings

Net earnings from continuing operations was $846.4 million in 2011, an increase of 23% compared to 2010 due mainly to the earnings on increased revenue and a lower effective tax rate.  Net earnings from continuing operations were $690.8 million in 2010, an increase of 85% compared to 2009, mainly due to increased revenues, operating margin expansion and a lower effective tax rate.

Net earnings from discontinued operations increased to $48.9 million in 2011, primarily reflecting income of $53.6 million from the operations of the three businesses sold this year and adjustments to other discontinued assets and liabilities, offset in part by a net loss on the sale of these businesses of $4.7 million, inclusive of goodwill impairment. In 2010, our net earnings from discontinued operations of $9.4 million includes income of $23.6 million from the operations of the businesses sold in 2011 and adjustments to other discontinued assets and liabilities, offset in part by a net loss of approximately $14.2 million related to the sale of a business that had been reflected as a discontinued operation in a previous year.  The 2009 net loss from discontinued operations of $17.0 million includes a net loss on sale of $11.2 million, mainly related to a write-down of a business held for sale, coupled with other net losses from operations totaling $5.8 million.  Refer to Note 3 to the Consolidated Financial Statements for additional information on disposed and discontinued operations.

Diluted net earnings per share from continuing operations in 2011 increased 23% to $4.48 and diluted net earnings per share increased 28% to $4.74, as a result of the same factors discussed above.

Diluted net earnings per share from continuing operations in 2010 increased 83% to $3.65 and diluted net earnings per share increased 94% to $3.70, as a result of the same factors discussed above.

Restructuring Activity

We periodically undertake restructuring programs in response to prevailing business requirements and market conditions. In addition to these factors, 2009 earnings across all segments were also negatively impacted by restructuring charges, while 2011 and 2010 earnings reflect the benefits captured from the businesses’ restructuring and integration programs initiated in 2008 and 2009.

In late 2008, we launched various synergy capture programs and restructuring initiatives in response to the weakening global economic environment at the time.  In 2008 and 2009, we recorded restructuring charges of $23.9 million and $67.3 million, respectively, relating to these programs. These programs were largely executed throughout 2009, and we realized incremental savings of approximately $125 million and $32 million in 2009 and 2010, respectively. During 2009, we had a net reduction in our workforce of approximately 2,950, or 9%, and a net reduction of 23 manufacturing and warehouse facilities, as a result of these strategic restructuring efforts.  By 2010, we had completed the majority of the initiatives launched in 2008 and 2009.

In 2010 and 2011, our businesses were generally expanding their operations, so our restructuring activities were limited to a few targeted facility consolidations. We incurred restructuring charges of $6.2 million and $5.7 million, respectively, relating to such activities.

We do not currently anticipate significant restructuring activity in 2012, but will continue to monitor business activity across our end markets and adjust capacity as necessary depending on the economic climate and other internal business factors.

SEGMENT RESULTS OF OPERATIONS

As discussed previously, in the fourth quarter of 2011 we reorganized our businesses into four new segments to better align with our key end-markets.  As such, the information herein has been recast to conform to the new segment structure for all periods presented.  See Note 15 to the Consolidated Financial Statements in Item 8 of this Form 10-K for a reconciliation of segment revenue, earnings and operating margin to our consolidated revenue, earnings from continuing operations, and operating margin.

Communication Technologies
	Years Ended December 31,			% Change
	2011	2010	2009	2011 vs. 2010	2010 vs. 2009
	(Dollars in thousands)

Revenue	$1,360,077	$1,076,012	$916,031	26.4%	17.5%

Segment earnings	$226,382	$205,215	$142,541	10.3%	44.0%
Operating margin	16.6%	19.1%	15.6%

Other measures:
Depreciation and amortization	$101,839	$72,262	$69,393	40.9%	4.1%
Bookings	1,344,540	1,128,265	952,346	19.2%	18.5%
Backlog	437,320	404,374	337,833	8.1%	19.7%

Components of revenue growth:				2011 vs. 2010	2010 vs. 2009
Organic growth				7.2%	17.0%
Acquisitions				18.0%	0.6%
Foreign currency translation				1.2%	-0.1%
				26.4%	17.5%

2011 Versus 2010

Revenue generated by our Communication Technologies segment increased $284.1 million, or 26%, compared with 2010, with $190.2 million, or 18% of the growth, attributed principally to the 2011 acquisition of Sound Solutions, which supplements our product offerings in the growing handset market.  Although there was an incremental decrease in revenue due to normal pricing concessions for our communication and telecommunication products corresponding to normal product life cycle maturities, this decrease was more than offset by revenue growth from market share gains, new product introductions and product mix.

Our organic revenue growth of 7% was largely due to continued strong demand for smart phones serving the communications market which grew significantly year over year.  Our revenue in the communications market (representing 31% of 2011 segment revenue) increased $66.6 million, or 42%, excluding Sound Solutions.  Our microelectronic mechanical (“MEMs”) microphones and SiSonic™ technologies were well positioned to capitalize on this market's growth as we have continued to invest in capacity to meet the growing market demands. We also experienced solid demand in the commercial aerospace market due to increased build rates of commercial aircraft by leading aircraft manufactures and increased demand for our aftermarket products globally. Our aerospace/industrial revenue (18% of 2011 segment revenue) increased $59.0 million, or 32%. This overall growth was partially offset by weakened demand in the global telecom markets, driven in part by deferred industry investment due to service provider consolidation. This contributed to a decrease of $7.2 million, or 3%, in our telecommunication/other revenue (17% of 2011 segment revenue).  Revenue derived from our defense market (16% of 2011 segment revenue) declined $8.2 million, or 4%, mainly due to timing and funding of certain programs.  Our life sciences revenue (18% of segment revenue) also declined by $16.4 million, or 6%, principally due to softer hearing aid demand in the first half of 2011 and overall softer medical equipment demand.

Communication Technologies 2011 earnings increased 10% compared with 2010, but operating margin declined 250 basis points. The margin decline mainly resulted from higher acquisition related costs including incremental depreciation and amortization, higher raw material costs, and lower margins from the integration of the Sound Solutions acquisition.  Excluding the impact of Sound Solutions, earnings would have increased by $36.6 million, or 18%, and operating margin would have increased by 160 basis points as compared with 2010.

Bookings and backlog at the end of 2011 indicate continued strength in the handset and aerospace markets as we head into 2012, offset by continued softness in the telecommunication market.

2010 Versus 2009

Communication Technologies 2010 revenue and earnings increased 18% and 44%, respectively, compared with 2009.  The increase in revenues was supported by organic revenue growth of 17% and growth from acquisitions of 1%, offset by a negligible impact from foreign currency translation.  The organic revenue growth was primarily driven by strong demand for MEMs microphones, hearing aid components and telecom infrastructure related products.  Earnings and operating margin in 2010 were favorably impacted by higher sales volume and production leverage, coupled with the absence of significant restructuring charges in 2010 and the benefit of 2009 restructuring programs.

Energy
	Years Ended December 31,			% Change
	2011	2010	2009	2011 vs. 2010	2010 vs. 2009
	(Dollars in thousands)

Revenue	$1,900,749	$1,303,507	$998,272	45.8%	30.6%

Segment earnings	$450,637	$316,113	$211,962	42.6%	49.1%
Operating margin	23.7%	24.3%	21.2%

Other measures:
Segment depreciation and amortization	$77,819	$48,842	$40,349	59.3%	21.0%
Bookings	1,985,405	1,319,015	974,886	50.5%	35.3%
Backlog	246,351	152,183	123,367	61.9%	23.4%

Components of revenue growth:				2011 vs. 2010	2010 vs. 2009
Organic growth				26.2%	24.7%
Acquisitions				18.5%	4.7%
Foreign currency translation				1.1%	1.2%
				45.8%	30.6%

2011 Versus 2010

Our Energy segment posted record organic revenue, earnings and bookings in 2011.  Revenue and earnings were up 46% and 43%, respectively, due to continued strength in the drilling, production and downstream energy markets served by the segment.  Recent acquisitions generated revenue growth of 19% and contributed to the segment’s record results. Sales outside of North America grew 35% driven by significantly higher sales to Central and South America, the Middle East and Russia.  Pricing actions, generally undertaken to offset commodity inflation, accounted for a marginal portion of the revenue increase. Production sector revenue (representing 51% of 2011 segment revenue) increased 72%, with 35% due to organic growth and 37% from acquisitions.  The organic growth was driven by higher drilling and well completion activity, increased international sales, and higher demand for winch products serving the energy, infrastructure and recovery markets.  Drilling sector revenue (21% of 2011 segment revenue) grew 34% due to increased exploration activity, pricing, and market share increases.  Our revenues in the drilling and production sectors are impacted by changes in the number of active North American drilling rigs.  The average North American drilling rig count in 2011 was up 21% over the prior year, driven by strong oil prices. Downstream sector revenue (28% of 2011 segment revenue) was up 20%, with 14% from organic revenue growth and the balance from recent acquisitions. The organic growth reflects continued strong demand for products in the power generation, rail, cargo tank and chemical/industrial markets, as well as nozzles and hanging hardware for retail fueling stations.

Energy earnings increased $134.5 million, or 43%, from the higher organic and acquisition volumes.  Energy operating margin declined 60 basis points compared to the prior year, due to the impact of acquisition-related costs, including higher depreciation and amortization, and higher material costs, partially offset by improved operating leverage associated with the higher volumes, strategic pricing and productivity gains.

Both bookings and backlog at the end of December increased significantly compared to the prior year, and we expect market conditions in 2012 to continue to be favorable for the Energy segment. The market compression of natural gas prices should not have a significant impact to our operations, as we expect the effects of the migration away from dry gas to be offset by increased oil and liquid rich gas activity.

2010 Versus 2009

Our Energy segment’s 2010 revenue and earnings increased 31% and 49%, respectively, compared with 2009.  Organic revenue growth of 25% was driven by a significant increase in active North American drilling rigs and market share gains in our drilling sector businesses. Increased drilling activity also favorably impacted our businesses in the production sector, particularly demand for sucker rods. The average North American drilling rig count in 2010 was up 45% compared to 2009. The 2009 Inpro/Seal acquisition contributed revenue growth of approximately 5%, and foreign currency translation favorably impacted revenue by 1%. The increase in earnings is the result of higher sales volume and benefits from productivity improvements and 2009 restructuring initiatives.

Engineered Systems
	Years Ended December 31,			% Change
	2011	2010	2009	2011 vs. 2010	2010 vs. 2009
	(Dollars in thousands)
Revenue
Refrigeration & Industrial	$2,424,638	$2,219,844	$1,807,283	9.2%	22.8%
Fluid Solutions	677,621	567,914	492,191	19.3%	15.4%
Eliminations	(1,524)	(1,316)	(893)
	$3,100,735	$2,786,442	$2,298,581	11.3%	21.2%

Segment earnings	$445,186	$382,644	$280,346	16.3%	36.5%
Operating margin	14.4%	13.7%	12.2%

Other measures:
Segment depreciation and amortization	$74,776	$72,526	$68,992	3.1%	5.1%

Bookings
Refrigeration & Industrial	$2,512,706	$2,291,896	$1,757,916	9.6%	30.4%
Fluid Solutions	682,832	573,886	481,149	19.0%	19.3%
Eliminations	(2,816)	(2,412)	(1,109)
	$3,192,722	$2,863,370	$2,237,956	11.5%	27.9%

Backlog
Refrigeration & Industrial	$528,118	$446,267	$373,938	18.3%	19.3%
Fluid Solutions	54,194	47,123	41,496	15.0%	13.6%
Eliminations	(177)	(315)	(115)
	$582,135	$493,075	$415,319	18.1%	18.7%

Components of revenue growth:				2011 vs. 2010	2010 vs. 2009
Organic growth				9.4%	15.8%
Acquisitions and divestitures, net				0.6%	6.0%
Foreign currency translation				1.3%	-0.6%
				11.3%	21.2%

2011 Versus 2010

Engineered Systems 2011 revenue increased 11%, driven by organic revenue growth of 9%, favorable foreign currency of 1% and a negligible impact from recent acquisitions.  Revenue of our refrigeration & industrial platform, which serves our refrigeration and food equipment, waste and recycling, and other industrial end-markets, increased $205 million, or 9%.  Revenue from refrigeration and food equipment (representing 35% of 2011 segment revenue) increased $91 million, or 9%, reflecting strong demand for refrigeration systems fueled by remodel activity at major retail chains.  Performance by our businesses serving the waste and recycling and other industrial markets (43% of 2011 segment revenue) was driven by increased global demand for industrial automation machinery, improving demand for vehicle services in the important Asian markets and a market rebound in hydraulic equipment due in part to strength in the mining sector, partially offset by a double-digit decline in waste and recycling revenue given continued constraints on municipal spending.  These factors combined to increase other industrial revenue by $114 million, or 9%.

Revenue of our fluid solutions platform (22% of 2011 segment revenue)  increased by $110 million, or 19%, reflecting strong demand for pumps in the chemical, transport and hygienic markets and increasing demand for heat exchange systems, coupled with the benefits from  geographic expansion, particularly in Asia, and price increases necessary to cover rising commodity costs.

Engineered Systems segment earnings increased $62.5 million, or 16%, on the strength of increased volume.  Operating margin expanded by 70 basis points, as a result of positive pricing actions and productivity savings, which more than offset cost escalation and unfavorable product mix.

Bookings and backlog at the end of 2011 have increased compared to 2010 levels, driven by higher refrigeration, pump and heat exchange orders. We continue to invest in market leading technologies to better serve the refrigeration market, as we expect more economies to propose and pass carbon-limiting legislation in the coming years.  An example of this is our fourth quarter acquisition of Advansor A/S, which manufactures energy efficient transcritical CO2 systems used in refrigeration systems.

2010 Versus 2009

Our Engineered Systems’ 2010 revenue and earnings increased by 21% and 37%, respectively, as compared with 2009.  Organic revenue growth of 16% was driven by higher sales volumes in refrigeration systems and vehicle service offerings, offset in part by softness in waste and recycling markets.  Earnings and margin were favorably impacted by increased volumes in high margin businesses, the absence of restructuring charges and the benefits associated with 2009 restructuring initiatives.

Printing & Identification
	Years Ended December 31,			% Change
	2011	2010	2009	2011 vs. 2010	2010 vs. 2009
	(Dollars in thousands)

Revenue	$1,592,964	$1,476,830	$1,133,499	7.9%	30.3%

Segment earnings	$226,534	$237,368	$78,026	-4.6%	204.2%
Operating margin	14.2%	16.1%	6.9%

Other measures:
Segment depreciation and amortization	$46,148	$46,302	$51,532	-0.3%	-10.1%
Bookings	1,562,719	1,573,044	1,157,242	-0.7%	35.9%
Backlog	180,871	213,589	117,734	-15.3%	81.4%

Components of revenue growth:				2011 vs. 2010	2010 vs. 2009
Organic growth				4.8%	30.5%
Acquisitions				0.0%	0.8%
Foreign currency translation				3.1%	-1.0%
				7.9%	30.3%

2011 Versus 2010

Our Printing & Identification segment’s 2011 revenue increased 8% compared with 2010, with 5% of the increase attributed to higher organic and new product volumes and 3% from favorable foreign currency impacts.  Price was slightly favorable, offsetting commodity inflation.  Electronics revenue (representing 42% of 2011 segment revenue) was up 11% versus the prior year, with strong first half growth of 50% driven by strong demand in the alternative energy and semiconductor markets, partially offset by a revenue decline in the second half of 17% as demand weakened in these same electronic markets. Additionally, we realized volume growth in our fast moving consumer goods (FMCG) (35% of 2011 segment revenue) and industrial products (23% of 2011 segment revenue), with combined 6% revenue growth year over year, driven by successful new product introductions that gained traction as the year progressed.

Printing & Identification earnings declined $11 million in 2011, resulting in an operating margin decline of 190 basis points.  The margin decline is primarily attributed to the second half reduction in alternative energy and semiconductor revenues which are typically higher margin activity, coupled with unfavorable regional mix due to weaker European markets for our FMCG, and key strategic investments for growth directed toward our FMCG, industrial and electronics end markets. We expect these investments to continue into 2012 as we consider these end markets integral to our longer-term revenue growth focus.  We also completed several small employee reduction in force programs across targeted businesses to streamline operations and to align more closely with our growth in geographic end markets.  Costs related to these programs were not significant.

Year-end 2011 bookings and backlog levels are down from the prior year, primarily due to the slowdown in electronics end markets, particularly alternative energy and semiconductor.  We currently expect these market conditions to continue through the first half of 2012.

2010 Versus 2009

Our Printing & Identification segment’s 2010 revenue increased by 30% compared with 2009, substantially driven by increased demand in all of its major product categories, including marking and coding and electronic assembly and board test equipment.  Demand was fueled by the economic recovery, increased semiconductor handling business, and growth in solar/alternative energy products.  Earnings in 2010 increased over 200% compared with 2009 primarily due to the favorable impact of product and geographic mix, the absence of restructuring charges and the benefits of 2009 restructuring initiatives.

FINANCIAL CONDITION

We assess our liquidity in terms of our ability to generate cash to fund operating, investing and financing activities. Significant factors affecting liquidity are: cash flows generated from operating activities, capital expenditures, acquisitions, dispositions, dividends, repurchases of outstanding shares, adequacy of available commercial paper and bank lines of credit, and the ability to attract long-term capital with satisfactory terms.  We generate substantial cash from the operations of our businesses and remain in a strong financial position, with sufficient liquidity available for reinvestment in existing businesses and strategic acquisitions, while managing our capital structure on a short and long-term basis.

Cash Flow Summary

The following table is derived from our Consolidated Statements of Cash Flows:

	Years Ended Ended December 31,
Cash Flows from Continuing Operations (in thousands)	2011	2010	2009
Net Cash Flows Provided By (Used In):
Operating activities	$1,058,229	$901,862	$743,381
Investing activities	(1,020,940)	(171,518)	(252,184)
Financing activities	(50,501)	(304,788)	(388,453)

Operating Activities

Cash provided by operating activities in 2011 increased $156.4 million, primarily due to increased net earnings in 2011 and reduced investment in working capital relative to 2010.  Higher sales volume increased 2011 net earnings before depreciation and amortization by $256 million as compared with 2010.  Our investment in working capital was $151 million lower than in 2010, at which time a working capital build-up was necessary to support revenue levels recovering from the 2009 declines. These increases in cash flow were partially offset by $178 million of higher income tax payments resulting from our higher earnings and 2011 tax settlement activity, as well as higher employee incentive compensation payments and reductions in deferred revenue.

Cash provided by operating activities in 2010 increased $158.5 million from 2009.  Higher sales volume increased 2010 net earnings before depreciation and amortization by $354 million as compared with 2009. This was offset by a $220 million increase in working capital necessary to support the increase in 2010 order and revenue levels, compared to a $179 million decrease in working capital in the 2009 period when sales levels had declined. Other factors contributing to the 2010 increase in operating cash flows included $49 million less in restructuring payments, $21 million less of post-retirement plan contributions, and a $54 million increase in deferred revenue due to additional sales activity in the 2010 period.

Postretirement costs relating to pension and other employee-related defined benefit plans affect results in all segments. We recorded net periodic benefit cost of $40 million, $33 million and $37 million in 2011, 2010 and 2009, respectively, relating to our benefit plans (including our defined benefit, supplemental and post-retirement plans).  The main drivers of expense from year to year are assumptions in formulating our long-term estimates, including expected returns on plan assets, the service cost and the interest cost.  In 2011, the actual return on U.S. plan assets increased, while returns on our non-U.S. plan assets declined, as a result of the different mix of investments in the plans.  In 2010, the actual return on plan assets increased, consistent with increased returns within the global equity markets.  In 2012, we expect our net periodic benefit cost to be approximately $48 million, with the increase compared to 2011 being attributed to higher amortization relating to unrecognized losses.

The funded status of our qualified defined benefit pension plans is dependent upon many factors, including returns on invested assets and the level of market interest rates.  We contribute cash to our plans at our discretion, subject to applicable regulations and minimum contribution requirements.  At December 31, 2011, the projected benefit obligations of our qualified defined benefit plans reflected underfunding by $75 million, which includes $12 million relating to the U.S. Dover Corporate Pension Plan and $63 million relating to our significant international pension plans, some in locations where it is not economically advantageous to pre-fund the plans due to local regulations.  The majority of the international obligations relate to defined pension plans operated by our businesses in Germany, the United Kingdom and Switzerland.  Cash contributions to qualified defined benefit pension plans in 2011, 2010 and 2009 totaled $49 million, $38 million and $51 million, respectively. In 2012, we expect to contribute $20 to $40 million to our qualified defined benefit plans. See Note 13 to the Consolidated Financial Statements in Item 8 of this Form 10-K for further discussion regarding our post-retirement plans.

Adjusted Working Capital

In 2011, Adjusted Working Capital (a non-GAAP measure calculated as accounts receivable, plus inventory, less accounts payable) increased from 2010 by $207 million, or 17%, to $1.4 billion, which reflected an increase in receivables of $167 million, an increase in net inventory of $145 million and an increase in accounts payable of $105 million, generally due to additional working capital investment necessary to support the increased revenue levels and the impact of 2011 acquisitions.  Excluding acquisitions and the effects of foreign exchange translation of $16 million, Adjusted Working Capital would have increased by $63 million, or 5%.

Investing Activities

We used cash for investing activities of $1.0 billion in 2011 and $171.5 million in 2010, mainly for capital spending and acquisitions, partially offset by proceeds from the sale of businesses. In 2011, our use of cash for investing activities also included a net payment of $18 million on the settlement of foreign exchange forward contracts which had served as hedges of a portion of our euro-denominated net investment.

Acquisitions.  In 2011, we used cash of $1.4 billion to acquire nine businesses, including $401 million for Harbison-Fischer in the first quarter and $824 million for Sound Solutions in the third quarter.  In comparison, we used $104 million to acquire six businesses in 2010.

Capital spending.  Capital expenditures, primarily to support capacity expansion, innovation and cost savings, were $271 million in 2011 and $175 million in 2010. The increase in 2011 capital spending reflects investment in capacity expansion within our businesses principally serving the high-growth energy drilling and handset markets.  In 2011, our capital expenditures as a percentage of revenue were approximately 3.4%.  We expect capital expenditures as a percentage of revenue in 2012 to increase slightly, driven by capacity expansion to support our high-growth, high-demand energy and handset markets.

Proceeds from sales of businesses.  We generated cash of $517 million in 2011, primarily from the sale of Paladin Brands, Crenlo and Heil Trailer International, three businesses that had operated in our Engineered Systems segment.  This compares to net proceeds of $4.5 million generated by the sale of Triton in 2010.

Short-term investments. We typically invest cash in excess of near-term requirements in short-term investments.  In 2011, we generated net proceeds of $124 million from the sale of short-term investments, which were used to fund a portion of the Sound Solutions acquisition. In 2010, our short-term investment activity generated net proceeds of $87 million.

We anticipate that capital expenditures and any acquisitions we make in 2012 will be funded from available cash and internally generated funds, and if necessary, through the issuance of commercial paper or through public debt markets.

Financing Activities

We used cash for financing activities of $50.5 million in 2011 and $304.8 million in 2010, mainly for purchase of our common stock and payment of dividends, largely offset by net borrowing activity and proceeds from exercise of stock options.

Long-term and short-term debt.  In 2011, we realized net proceeds of $789 million from the 4.3% 10-year Notes due 2021 and 5.375% 30-year Notes due 2041 issued in February, approximately half of which was used to repay $400 million of other borrowings, principally commercial paper used to repay the 6.50% 10-year Notes which came due earlier in February 2011 and to fund acquisitions made in the first quarter.

Treasury purchases. We historically repurchase shares of our common stock in an amount at least equal to the number of shares issued under our equity compensation arrangements, and expect to continue with this policy.  We used $242 million for share repurchases in 2011 compared with $124 million in 2010.  During 2011, we repurchased approximately 4.0 million shares of our common stock in the open market, pursuant to the 10,000,000 share repurchase program authorized by the Board of Directors in May 2007.  In 2010, we purchased approximately 2.3 million shares under the same program.  Approximately 2.5 million shares remain authorized for repurchase under this 10,000,000 five year authorization as of December 31, 2011.

Dividend payments.  Total dividend payments to common shareholders were $219 million in 2011 and $200 million in 2010.  Our dividends per common share increased 10% to $1.18 per share in 2011 compared to $1.07 per share in 2010.  This represents the 56th consecutive year that our dividend has increased.

Proceeds from exercise of stock options. We received $40 million from employee exercises of stock options in 2011, compared to $80 million in 2010.  Since 2006, we have issued only stock-settled appreciation rights (“SARs”), and a greater portion of our 2011 exercise activity was related to SARs which do not require cash settlement.

Liquidity and Capital Resources

Free Cash Flow

In addition to measuring our cash flow generation and usage based upon the operating, investing and financing classifications included in the Consolidated Statements of Cash Flows, we also measure free cash flow (a non-GAAP measure). We believe that free cash flow is an important measure of operating performance because it provides management and investors a measurement of cash generated from operations that is available to repay debt, pay dividends, fund acquisitions and repurchase our common stock. For further information, see the Non-GAAP Disclosures at the end of this Item 7.

The following table reconciles our free cash flow to cash flow provided by operating activities:

	Years Ended Ended December 31,
Free Cash Flow (dollars in thousands)	2011	2010	2009
Cash flow provided by operating activities	$1,058,229	$901,862	$743,381
Less: Capital expenditures	(271,809)	(174,845)	(112,972)
Free cash flow	$786,420	$727,017	$630,409

Free cash flow as a percentage of revenue	9.9%	10.9%	11.8%

For 2011, we generated free cash flow of $786.4 million, representing 9.9% of revenue and 92.9% of earnings from continuing operations, while continuing to make investments necessary to support our growth.  Free cash flow in 2010 was $727.0 million or 10.9% of revenue, compared to $630.4 million or 11.8% of revenue in 2009. The full year increase in 2011 free cash flow reflects higher earnings from continuing operations before depreciation and amortization and lower investment in working capital, partially offset by higher tax payments in 2011.  In 2011, we made tax payments of approximately $281 million compared to $103 million in the prior year, with the 2011 increase resulting from the higher level of earnings, the timing of estimated payments, and the impact of certain changes in federal tax regulations. Free cash flow is also impacted by higher capital expenditures in 2011 necessary to fund expansion in our high-growth businesses. We expect to generate free cash flow in 2012 of approximately 10% of revenue, consistent with our historical performance.

The 2010 increase in free cash flow compared to 2009 reflects higher earnings from continuing operations offset by investment in working capital and an increase in capital expenditures. The 90 basis point decline in free cash flow as a percentage of revenue was the result of the significant reduction in working capital realized in 2009 coupled with lower revenue levels.

 Net Debt to Net Capitalization

We utilize the net debt to net capitalization calculation (a non-GAAP measure) to assess our overall financial leverage and capacity and believe the calculation is useful to investors for the same reason.  The following table provides a reconciliation of net debt to net capitalization to the most directly comparable GAAP measures:

	At December 31,
Net Debt to Net Capitalization Ratio (dollars in thousands)	2011	2010	2009
Current maturities of long-term debt	$1,022	$1,590	$35,624
Commercial paper	-	15,000	-
Long-term debt	2,186,230	1,790,886	1,825,260
Total debt	2,187,252	1,807,476	1,860,884
Less: Cash, cash equivalents and short-term investments	(1,206,755)	(1,310,813)	(940,245)
Net debt	980,497	496,663	920,639
Add: Stockholders' equity	4,930,555	4,526,562	4,083,608
Net capitalization	$5,911,052	$5,023,225	$5,004,247
Net debt to net capitalization	16.6%	9.9%	18.4%

Our net debt to net capitalization ratio increased at December 31, 2011 primarily due to the use of cash and debt to fund acquisitions totaling $1.4 billion during the year.  Total borrowings increased by $380 million during 2011, primarily due to $789 million net proceeds received from the 4.3% 10-year Notes due 2021 and 5.375% 30-year Notes due 2041 issued in February, approximately half of which was used to repay outstanding commercial paper balances incurred to retire $400 million of notes which came due earlier in February 2011.   In 2011, we also received cash proceeds of $517 million, primarily from the sale of three businesses.

At December 31, 2011, our cash and cash equivalents totaled $1.2 billion, representing a decrease of $104 million, as compared with the 2010 balance including short-term investments.  Cash equivalents are invested in highly liquid investment grade money market instruments with maturities of three months or less. We regularly invest cash in excess of near-term requirements in short-term investments, which consist of investment grade time deposits with original maturity dates at the time of purchase greater than three months, up to twelve months.  We held no short-term investments at December 31, 2011.  At December 31, 2011, our total cash and cash equivalents included $600 million held outside of the United States.

We use commercial paper borrowings for general corporate purposes, including the funding of acquisitions and the repurchase of our common stock. In November of 2011, we entered into a new unsecured revolving credit facility with a syndicate of banks to replace our existing facility that was set to expire in November 2012.  Our new facility permits borrowings up to $1 billion, which is consistent with the facility we replaced, and expires on November 10, 2016. This facility is used primarily as liquidity back-up for our commercial paper program.  We have not drawn down any loans under this facility nor do we anticipate doing so.  If we were to draw down a loan, at our election, the loan would bear interest at a Eurodollar or Sterling rate based on LIBOR, plus an applicable margin ranging from 0.565% to 1.225% (subject to adjustment based on the rating accorded our senior unsecured debt by S&P and Moody’s) or at a base rate pursuant to a formula defined in the facility. Under this facility, we are required to maintain an interest coverage ratio of EBITDA to consolidated net interest expense of not less than 3.0 to 1. We were in compliance with this covenant and our other long-term debt covenants at December 31, 2011 and had a coverage ratio of 14.3 to 1.  We are not aware of any potential impairment to our liquidity and expect to remain in compliance with all of our debt covenants.

We also have a current shelf registration statement filed with the SEC with remaining capacity of $1 billion that allows for the issuance of additional debt securities that may be utilized in one or more offerings on terms to be determined at the time of the offering. Net proceeds of any offering would be used for general corporate purposes, including repayment of existing indebtedness, capital expenditures and acquisitions.

At December 31, 2011, we have an outstanding floating-to-floating cross currency swap agreement for a total notional amount of $50 million in exchange for CHF 65.1 million.  In February 2011, we amended and restated the terms of the arrangement to extend its maturity date to October 15, 2015. This transaction continues to hedge a portion of our net investment in CHF-denominated operations. The agreement qualifies as a net investment hedge and the effective portion of the change in fair value is reported within the cumulative translation adjustment section of other comprehensive earnings. The fair value at December 31, 2011 reflected a loss of $21.7 million due to the strengthening of the Swiss franc relative to the U.S. dollar over the term of this arrangement.

In January 2011, we entered into foreign currency forward contracts to purchase $350 million for €258.7 million, which were designated as hedging an equivalent amount of our euro denominated net investment.  The agreements qualified as net investment hedges with the changes in fair value being reported within the cumulative translation adjustment section of other comprehensive earnings. These arrangements were settled on April 4, 2011, at which time we realized a loss of $18.2 million, which is reported within the cumulative translation adjustment.

Our ability to obtain debt financing at comparable risk-based interest rates is partly a function of our existing cash-flow-to-debt and debt-to-capitalization levels as well as our current credit standing.  Our credit ratings, which are independently developed by the respective rating agencies, were as follows as of December 31, 2011:

	Short Term Rating	Long Term Rating	Outlook
Moody's	P-1	A2	Stable
Standard & Poor's	A-1	A	Stable
Fitch	F1	A	Stable

We believe that existing sources of liquidity are adequate to meet anticipated funding needs at comparable risk-based interest rates for the foreseeable future. Acquisition spending and/or share repurchases could potentially increase our debt. Operating cash flow and access to capital markets are expected to satisfy our various cash flow requirements, including acquisitions and capital expenditures.

Off-Balance Sheet Arrangements and Contractual Obligations

As of December 31, 2011, we had approximately $59.9 million outstanding in letters of credit with financial institutions, which expire at various dates in 2012 through 2016.  These letters of credit are primarily maintained as security for insurance, warranty and other performance obligations.  In general, we would only be liable for the amount of these guarantees in the event of default in the performance of our obligations, the probability of which we believe is remote.

We have also provided typical indemnities in connection with sales of certain businesses and assets, including representations and warranties and related indemnities for environmental, health and safety, tax and employment matters.  We do not have any material liabilities recorded for these indemnifications and are not aware of any claims or other information that would give rise to material payments under such indemnities.

A summary of our consolidated contractual obligations and commitments as of December 31, 2011 and the years when these obligations are expected to be due is as follows:

		Payments Due by Period
(in thousands)	Total	Less Than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Other (4)
Long-term debt (1)	$2,187,252	$1,022	$523	$299,248	$1,886,459	$-
Interest expense (2)	1,934,370	117,788	235,575	217,903	1,363,104	-
Rental commitments	245,077	62,948	80,939	39,845	61,345	-
Purchase obligations	57,202	46,853	9,788	561	-	-
Capital leases	5,345	1,606	1,796	904	1,039	-
Supplemental & post-retirement benefits (3)	167,580	19,992	21,469	48,389	77,730	-
Uncertain tax positions (4)	184,467	1,576	-	-	-	182,891
Total obligations	$4,781,293	$251,785	$350,090	$606,850	$3,389,677	$182,891
_________
(1)	See Note 8 to the Consolidated Financial Statements. Amounts represent total long-term debt, including current maturities.
(2)	Amounts represent estimate of future interest payments on long-term debt using the interest rates in effect at December 31, 2011.
(3)
Amounts represent estimated benefit payments under our supplemental and post-retirement benefit plans.  See Note 13 to the Consolidated Financial Statements. We also expect to contribute approximately $20 to $40 million to our qualified defined benefit plans in 2012, which amount is not reflected in the above table.

(4)
Due to the uncertainty of the potential settlement of future uncertain tax positions, we are unable to estimate the timing of the related payments, if any, that will be made subsequent to 2012. These amounts do not include the potential indirect benefits resulting from deductions or credits for payments made to other jurisdictions.

Critical Accounting Policies

Our consolidated financial statements and related public financial information are based on the application of generally accepted accounting principles in the United States of America (“GAAP”). GAAP requires the use of estimates, assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue and expense amounts we report. These estimates can also affect supplemental information contained in our public disclosures, including information regarding contingencies, risk and our financial condition. The significant accounting policies used in the preparation of our consolidated financial statements are discussed in Note 1. The accounting assumptions and estimates discussed in the section below are those that we consider most critical to an understanding of our financial statements because they inherently involve significant judgments and estimates. We believe our use of estimates and underlying accounting assumptions conforms to GAAP and is consistently applied. We review valuations based on estimates for reasonableness on a consistent basis.

•
Revenue is recognized when all of the following circumstances are satisfied: a) persuasive evidence of an arrangement exists, b) price is fixed or determinable, c) collectability is reasonably assured, and d) delivery has occurred or services have been rendered. The majority of our revenue is generated through the manufacture and sale of a broad range of specialized products and components, with revenue recognized upon transfer of title and risk of loss, which is generally upon shipment. Service revenue represents less than 10% of our total revenue and is recognized as the services are performed.  In limited cases, our revenue arrangements with customers require delivery, installation, testing, certification or other acceptance provisions to be satisfied before revenue is recognized.  We do not have significant multiple deliverable arrangements.

•
Inventory for the majority of our subsidiaries, including all international subsidiaries, are stated at the lower of cost, determined on the first-in, first-out (FIFO) basis, or market. Other domestic inventory is stated at cost, determined on the last-in, first-out (LIFO) basis, which is less than market value. Under certain market conditions, estimates and judgments regarding the valuation of inventory are employed by us to properly value inventory.  Businesses within our Communication Technologies and Printing & Identification segments tend to experience somewhat higher levels of inventory value fluctuations, particularly given the relatively high rate of product obsolescence over relatively short periods of time.

•
We have significant tangible and intangible assets on our balance sheet that include goodwill and other intangibles related to acquisitions. The valuation and classification of these assets and the assignment of useful depreciation and amortization lives involve significant judgments and the use of estimates. The testing of these intangibles under established accounting guidelines for impairment also requires significant use of judgment and assumptions, particularly as it relates to the identification of reporting units and the determination of fair market value. Our assets and reporting units are tested and reviewed for impairment on an annual basis during the fourth quarter or, when indicators of impairment exist, such as a significant sustained change in the business climate, or when a significant portion of a reporting unit is to be reclassified to discontinued operations, during the interim periods. We estimate fair value using discounted cash flow analyses (i.e. an income approach) which incorporate management assumptions relating to future growth and profitability. Changes in business or market conditions could impact the future cash flows used in such analyses. We believe that our use of estimates and assumptions are reasonable and comply with generally accepted accounting principles. No goodwill impairment was indicated by the testing of our 17 identified reporting units in the fourth quarter of 2011, and the fair value of each of the reporting units exceeded the carrying value by at least 30% and, in most cases, significantly more.  If the fair value of each of the reporting units was decreased by 10%, the resulting fair value would still have exceeded the carrying value and no impairment would have been recognized.

•
The valuation of our pension and other post-retirement plans requires the use of assumptions and estimates that are used to develop actuarial valuations of expenses and assets/liabilities. Inherent in these valuations are key assumptions, including discount rates, investment returns, projected salary increases and benefits, and mortality rates.  Annually, we review the actuarial assumptions used in our pension reporting and compare them with external benchmarks to ensure that they accurately account for our future pension obligations. Changes in assumptions and future investment returns could potentially have a material impact on our pension expense and related funding requirements. Our expected long-term rate of return on plan assets is reviewed annually based on actual returns, economic trends and portfolio allocation. Our discount rate assumption is determined by developing a yield curve based on high quality corporate bonds with maturities matching the plans’ expected benefit payment streams.  The plans’ expected cash flows are then discounted by the resulting year-by-year spot rates.  As disclosed in Note 13 to the Consolidated Financial Statements, the 2011 weighted-average discount rates used to measure our qualified defined benefit, supplemental and other post-retirement obligations ranged from 4.45% to 4.85%, reduced from the 2010 rates, which ranged from 5.04% to 5.50%.  The reduced discount rates are reflective of the decline in global market interest rates over these periods.  A 25 basis point decrease in the discount rates used for these plans would have increased the post retirement benefit obligations by approximately $32.3 million from the amount recorded in the financial statements at December 31, 2011.  Our pension expense is also sensitive to changes in the expected long-term rate of return on plan assets.  A decrease of 25 basis points in the expected long-term rate of return on assets would have increased our defined benefit pension expense by approximately $1.5 million.

•
We have significant amounts of deferred tax assets that are reviewed for recoverability and valued accordingly. These assets are evaluated by using estimates of future taxable income streams and the impact of tax planning strategies. Reserves are also estimated, using more likely than not criteria, for ongoing audits regarding federal, state and international issues that are currently unresolved. We routinely monitor the potential impact of these situations and believe that we have established the proper reserves. Reserves related to tax accruals and valuations related to deferred tax assets can be impacted by changes in accounting regulations, changes in tax codes and rulings, changes in statutory tax rates, and our future taxable income levels. The provision for uncertain tax positions provides a recognition threshold and measurement attribute for financial statement tax benefits taken or expected to be taken in a tax return and disclosure requirements regarding uncertainties in income tax positions. The tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. We record interest and penalties related to unrecognized tax benefits as a component of our provision for income taxes.

•
We have significant accruals and reserves related to the self-insured portion of our risk management program. These accruals require the use of estimates and judgment with regard to risk exposure and ultimate liability. We estimate losses under these programs using actuarial assumptions, our experience and relevant industry data. We review these factors quarterly and consider the current level of accruals and reserves adequate relative to current market conditions and experience.

•
We have established liabilities for environmental and legal contingencies at both the business and corporate levels. A significant amount of judgment and the use of estimates are required to quantify our ultimate exposure in these matters. The valuation of liabilities for these contingencies is reviewed on a quarterly basis to ensure that we have accrued the proper level of expense.  The liability balances are adjusted to account for changes in circumstances for ongoing issues and the establishment of additional liabilities for emerging issues. While we believe that the amount accrued to-date is adequate, future changes in circumstances could impact these determinations.

•
Occasionally, we will establish liabilities for restructuring activities at an operation, in accordance with appropriate accounting principles. These liabilities, for both severance and exit costs, require the use of estimates. Though we believe that these estimates accurately reflect the anticipated costs, actual results may be different than the estimated amounts.

•
We will from time to time discontinue certain operations for various reasons. Estimates are used to adjust, if necessary, the assets and liabilities of discontinued operations, including goodwill, to their estimated fair market value. These estimates include assumptions relating to the proceeds anticipated as a result of the sale. Fair value is established using internal valuation calculations along with market analysis of similar-type entities. The adjustments to fair market value of these operations provide the basis for the gain or loss when sold. Changes in business conditions or the inability to sell an operation could potentially require future adjustments to these estimates.

•
We are required to recognize in our consolidated statements of earnings the expense associated with all share-based payment awards made to employees and directors, including stock options, stock appreciation rights (SARs), restricted stock and performance share awards. We use the Black-Scholes valuation model to estimate the fair value of SARs and stock options granted to employees. The model requires that we estimate the expected life of the SAR or option, expected forfeitures and the volatility of our stock using historical data.  We use the Monte Carlo simulation model to estimate fair value of performance share awards which also require us to estimate the volatility of our stock and the volatility of returns on the stock of our peer group as well as the correlation of the returns between the companies in the peer group. For additional information related to the assumptions used, see Note 10 to the Consolidated Financial Statements in Item 8 of this Form 10-K.

Recently Adopted Accounting Standards

In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2009-13, which amended existing guidance for identifying separate deliverables in a revenue-generating transaction where multiple deliverables exist and requires that arrangement consideration be allocated at the inception of an arrangement to all deliverables using the relative selling price method.  We adopted the multiple element guidance of ASU 2009-13 effective January 1, 2011.  We do not have significant multiple deliverable arrangements, so the adoption of this guidance did not have a material impact on our consolidated financial statements.

In October 2009, the FASB issued ASU 2009-14 which eliminates tangible products containing both software and non-software components that operate together to deliver a product’s functionality from the scope of then-current generally accepted accounting principles for software. We adopted ASU 2009-14 on a prospective basis, effective January 1, 2011. The adoption of this guidance did not have a material impact on our consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05 which provides new guidance on the presentation of comprehensive income.  ASU 2011-05 eliminates the option to report other comprehensive income and its components in the statement of changes in stockholders’ equity and instead requires an entity to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement or in two separate but consecutive statements.   This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, with early adoption permitted.  The adoption of this ASU only requires a change in the format of the current presentation.  We adopted this guidance for our 2011 year-end reporting, presenting other comprehensive earnings in a separate statement following the statement of earnings.

In September 2011, the FASB issued ASU 2011-09 which requires enhanced disclosures around an employer’s participation in multiemployer pension plans.  The standard is intended to provide more information about an employer’s financial obligations to a multiemployer pension plan to help financial statement users better understand the financial health of the significant plans in which the employer participates. This guidance became effective for our fiscal 2011 year-end reporting.  Its adoption did not have a material impact on our consolidated financial statements.

Recently Issued Accounting Standards

In May 2011, the FASB issued ASU 2011-04 which was issued to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and IFRS. ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements particularly for Level 3 fair value measurements.  This guidance is effective for us beginning on January 1, 2012.  Its adoption is not expected to significantly impact our consolidated financial statements.

In September 2011, the FASB issued ASU 2011-08 which provides an entity the option to first assess qualitative factors to determine whether it is necessary to perform the current two-step test for goodwill impairment.  If an entity believes, as a result of its qualitative assessment, that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test is required.  Otherwise, no further testing is required. The revised standard is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011.  However, an entity can choose to early adopt even if its annual test date is before the issuance of the final standard, provided that the entity has not yet performed its 2011 annual impairment test or issued its financial statements.  The adoption of this ASU is not expected to significantly impact our consolidated financial statements.

Non-GAAP Disclosures

In an effort to provide investors with additional information regarding our results as determined by generally accepted accounting principles (GAAP), we also disclose non-GAAP information which we believe provides useful information to investors. Free cash flow, net debt, total debt, net capitalization, the net debt to net capitalization ratio, adjusted working capital, earnings adjusted for non-recurring items, effective tax rate adjusted for discrete and other items, revenue excluding the impact of changes in foreign currency exchange rates and organic revenue growth are not financial measures under GAAP and should not be considered as a substitute for cash flows from operating activities, debt or equity, earnings, revenue or working capital as determined in accordance with GAAP, and they may not be comparable to similarly titled measures reported by other companies.  We believe the (1) net debt to net capitalization ratio and (2) free cash flow are important measures of operating performance and liquidity. Net debt to net capitalization is helpful in evaluating our capital structure and the amount of leverage we employ. Free cash flow provides both management and investors a measurement of cash generated from operations that is available to fund acquisitions, pay dividends, repay debt and repurchase our common stock.  Reconciliations of free cash flow, total debt and net debt can be found above in this Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operation. We believe that reporting our effective tax rate adjusted for discrete and other items is useful to management and investors as it facilitates comparisons of our ongoing tax rate to prior and future periods and our peers. We believe that reporting adjusted working capital (also sometimes called “working capital”), which is calculated as accounts receivable, plus inventory, less accounts payable, provides a meaningful measure of our operational results by showing the changes caused solely by revenue.  We believe that reporting adjusted working capital and revenues at constant currency, which excludes the positive or negative impact of fluctuations in foreign currency exchange rates, provides a meaningful measure of our operational changes, given the global nature of our businesses. We believe that reporting organic or core revenue growth, which excludes the impact of foreign currency exchange rates and the impact of acquisitions, provides a useful comparison of our revenue performance and trends between periods.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The diverse nature of our businesses’ activities necessitates the management of various financial and market risks, including those related to changes in interest rates, foreign currency exchange rates and commodity prices.  We periodically use derivative financial instruments to manage some of these risks. We do not hold or issue derivative instruments for trading or speculative purposes. We are exposed to credit loss in the event of nonperformance by counterparties to our financial instrument contracts; however, nonperformance by these counterparties is considered unlikely as our policy is to contract with highly-rated, diversified counterparties.

Interest Rate Exposure

We may from time to time enter into interest rate swap agreements to manage our exposure to interest rate changes.  As of December 31, 2011, we did not have any open interest rate swap contracts.  We issue commercial paper, which exposes us to changes in variable interest rates; however, maturities are typically three months or less so a change in rates over this period would have an immaterial impact on our pre-tax earnings.

We consider our current risk related to market fluctuations in interest rates to be minimal since our debt is largely long-term and fixed-rate in nature.  Generally, the fair market value of fixed-interest rate debt will increase as interest rates fall and decrease as interest rates rise.  A 100 basis point increase in market interest rates would decrease the fair value of our long-term debt by approximately $260 million.  However, since we have no plans to repurchase our outstanding fixed-rate instruments before their maturities, the impact of market interest rate fluctuations on our long-term debt does not affect our results of operations or financial position.

Foreign Currency Exposure

We conduct business in various non-U.S. countries, primarily in Canada, Mexico, substantially all of the European countries, Brazil, Argentina, Malaysia, China, India and other Asian countries.  Therefore, we have a significant volume of foreign currency exposures that result from our international sales, purchases, investments, borrowings and other international transactions.  Changes in the value of the currencies of these countries affect our financial position and cash flows when translated into U.S. dollars.

We have generally accepted the exposure to exchange rate movements relative to our investment in non-U.S. operations. We may, from time to time, for a specific exposure, enter into fair value hedges.  At December 31, 2011, we had one outstanding floating-to-floating cross currency swap agreement for a total notional amount of $50 million in exchange for CHF 65.1 million, which matures on October 15, 2015. This transaction hedges a portion of our net investment in non-U.S. operations.  The agreement qualifies as a net investment hedge and changes in the fair value are reported within the cumulative translation adjustment section of other comprehensive earnings, with any hedge ineffectiveness being recognized in current earnings.  The fair values at December 31, 2011 and 2010 reflected losses of $21.7 million and $19.8 million, respectively, due to the strengthening of the Swiss franc relative to the U.S. dollar over the term of this arrangement.

Certain individual operating subsidiaries that have foreign exchange exposure have established formal policies to mitigate risk in this area by using fair value and/or cash flow hedging programs.  We have mitigated and will continue to mitigate a portion of our currency exposure through operation of non-U.S. operating companies in which the majority of all costs are local-currency based.  A change of 5% or less in the value of all foreign currencies would not have a material effect on the translation of our balance sheet or statement of earnings.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND
FINANCIAL STATEMENT SCHEDULE

Page

38	Management’s Report on Internal Control Over Financial Reporting
39	Report of Independent Registered Public Accounting Firm
40	Consolidated Statements of Earnings (For the years ended December 31, 2011, 2010 and 2009)
41	Consolidated Statements of Comprehensive Earnings (For the years ended December 31, 2011, 2010 and 2009)
42	Consolidated Balance Sheets (At December 31, 2011 and 2010)
43	Consolidated Statements of Stockholders’ Equity (For the years ended December 31, 2011, 2010 and 2009)
44	Consolidated Statements of Cash Flows (For the years ended December 31, 2011, 2010 and 2009)
45 - 75	Notes to Consolidated Financial Statements
76	Financial Statement Schedule — Schedule II, Valuation and Qualifying Accounts

(All other schedules are not required and have been omitted)

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011.  In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.

Based on its assessment under the criteria set forth in Internal Control — Integrated Framework, management concluded that, as of December 31, 2011, the Company’s internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP.

In making its assessment of internal control over financial reporting as of December 31, 2011, management has excluded Harbison-Fischer Inc., Sound Solutions and Oil Lift, three companies acquired in purchase business combinations during 2011.  These companies are wholly-owned by the Company and their revenue for the year ended December 31, 2011 represents approximately 4.7% of the Company’s consolidated total revenue for the same period and their excluded assets represent approximately 3.7% of the Company’s consolidated assets as of December 31, 2011.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2011 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their attestation report which appears herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Dover Corporation:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Dover Corporation and its subsidiaries at December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting, appearing under Item 8. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

As described in Management’s Report on Internal Control Over Financial Reporting, management has excluded Harbison-Fischer Inc., Sound Solutions and Oil Lift from its assessment of internal control over financial reporting as of December 31, 2011 because they were acquired by the Company in purchase business combinations during 2011. We have also excluded Harbison-Fischer Inc., Sound Solutions and Oil Lift from our audit of internal control over financial reporting. These companies are wholly-owned by the Company and their excluded assets and revenue represent approximately 3.7% and 4.7%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2011.

/s/ PricewaterhouseCoopers LLP
Chicago, Illinois
February 10, 2012

DOVER CORPORATION
CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands, except per share amounts)

	Years Ended December 31,
	2011	2010	2009
Revenue	$7,950,140	$6,640,191	$5,344,331
Cost of goods and services	4,898,716	4,023,586	3,331,187
Gross profit	3,051,424	2,616,605	2,013,144
Selling and administrative expenses	1,840,609	1,607,327	1,422,015
Operating earnings	1,210,815	1,009,278	591,129
Interest expense, net	115,596	106,422	100,472
Other expense (income), net	55	3,652	(3,752)
Earnings before provision for income taxes and discontinued operations	1,095,164	899,204	494,409
Provision for income taxes	248,799	208,453	120,986
Earnings from continuing operations	846,365	690,751	373,423
Earnings (loss) from discontinued operations, net	48,878	9,353	(16,985)
Net earnings	$895,243	$700,104	$356,438

Basic earnings (loss) per common share:
Earnings from continuing operations	$4.55	$3.70	$2.01
Earnings (loss) from discontinued operations, net	0.26	0.05	(0.09)
Net earnings	4.82	3.75	1.91

Weighted average shares outstanding	185,882	186,897	186,136

Diluted earnings (loss) per common share:
Earnings from continuing operations	$4.48	$3.65	$2.00
Earnings (loss) from discontinued operations, net	0.26	0.05	(0.09)
Net earnings	4.74	3.70	1.91

Weighted average shares outstanding	188,887	189,170	186,736

Dividends paid per common share	$1.18	$1.07	$1.02

The following table is a reconciliation of the share amounts used in computing earnings per share:

	Years Ended December 31,
	2011	2010	2009
Weighted average shares outstanding - Basic	185,882	186,897	186,136

Dilutive effect of assumed exercise of employee stock options, SARs and performance shares	3,005	2,273	600

Weighted average shares outstanding - Diluted	188,887	189,170	186,736

Anti-dilutive options/SARs excluded from diluted EPS computation	1,333	1,378	9,176

     See Notes to Consolidated Financial Statements.

DOVER CORPORATION
 CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
 (In thousands)

	Years Ended December 31,
	2011	2010	2009

Net earnings	$895,243	$700,104	$356,438
Other comprehensive earnings (loss), net of tax
Foreign currency translation adjustments:
Foreign currency translation (losses) gains during period	(71,612)	(34,667)	76,969
Reclassification of foreign currency translation losses (gains)
to earnings upon sale of subsidiaries	11,090	1,031	(527)
Total foreign currency translation	(60,522)	(33,636)	76,442
Pension and other postretirement benefit plans:
Actuarial losses arising during period	(46,284)	(7,342)	(14,069)
Prior service (cost) credit arising during period	(1,067)	(1,848)	1,081
Amortization of actuarial losses included in net periodic pension cost	5,646	2,731	3,605
Amortization of prior service costs included in net periodic pension cost	5,390	5,180	5,876
Total pension and other postretirement plans	(36,315)	(1,279)	(3,507)
Cash flow hedges:
Unrealized net (losses) gains arising during period	(948)	623	44
Net (gains) losses reclassified into earnings	(124)	(389)	1,047
Total cash flow hedges	(1,072)	234	1,091
Other	238	-	-
Other comprehensive (loss) earnings	(97,671)	(34,681)	74,026

Comprehensive earnings	$797,572	$665,423	$430,464

See Notes to Consolidated Financial Statements.

DOVER CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	December 31, 2011	December 31, 2010
Current assets:
Cash and cash equivalents	$1,206,755	$1,189,079
Short-term investments	-	121,734
Receivables, net of allowances of $24,987 and $29,856	1,190,265	1,023,099
Inventories, net	803,346	657,962
Prepaid and other current assets	154,859	56,817
Deferred tax assets	41,905	82,934
Total current assets	3,397,130	3,131,625
Property, plant and equipment, net	1,000,870	785,624
Goodwill	3,787,117	3,107,478
Intangible assets, net	1,207,084	799,281
Other assets and deferred charges	104,808	107,642
Assets of discontinued operations	4,441	627,093
Total assets	$9,501,450	$8,558,743

Current liabilities:
Notes payable and current maturities of long-term debt	$1,022	$16,590
Accounts payable	543,924	438,288
Accrued compensation and employee benefits	281,611	263,934
Accrued insurance	104,172	110,860
Other accrued expenses	234,382	228,004
Income taxes payable	37,870	87,372
Total current liabilities	1,202,981	1,145,048
Long-term debt	2,186,230	1,790,886
Deferred income taxes	411,163	304,711
Other liabilities	650,604	562,009
Liabilities of discontinued operations	119,917	229,527
Stockholders' Equity:
Preferred stock - $100 par value; 100,000 shares authorized; none issued	-	-
Common stock - $1 par value; 500,000,000 shares authorized; 250,591,610 and 249,361,340 shares issued at December 31, 2011 and 2010, respectively	250,592	249,361
Additional paid-in capital	663,289	596,457
Retained earnings	6,629,116	5,953,027
Accumulated other comprehensive (loss) earnings	(47,510)	50,161
Common stock in treasury	(2,564,932)	(2,322,444)
Total stockholders' equity	4,930,555	4,526,562
Total liabilities and stockholders' equity	$9,501,450	$8,558,743

See Notes to Consolidated Financial Statements.

DOVER CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

	Common Stock $1 Par Value	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Earnings (Loss)	Treasury Stock	Total Stockholders' Equity
Balance at December 31, 2008	$246,615	$455,228	$5,286,458	$10,816	$(2,206,251)	$3,792,866

Net earnings	-	-	356,438	-	-	356,438
Dividends paid	-	-	(189,874)	-	-	(189,874)
Common stock issued for options exercised	712	24,807	-	-	-	25,519
Tax benefit from the exercise of stock options	-	425	-	-	-	425
Stock-based compensation expense	-	17,176	-	-	-	17,176
Common stock issued, net of cancellations	15	617	-	-	-	632
Issuance of treasury stock	-	(962)	-	-	7,362	6,400
Other comprehensive earnings	-	-	-	74,026	-	74,026
Balance at December 31, 2009	$247,342	$497,291	$5,453,022	$84,842	$(2,198,889)	$4,083,608

Net earnings	-	-	700,104	-	-	700,104
Dividends paid	-	-	(200,099)	-	-	(200,099)
Common stock issued for options exercised	1,983	69,465	-	-	-	71,448
Tax benefit from the exercise of stock options	-	6,466	-	-	-	6,466
Stock-based compensation expense	-	21,464	-	-	-	21,464
Common stock issued, net of cancellations	36	1,771	-	-	-	1,807
Common stock acquired	-	-	-	-	(123,555)	(123,555)
Other comprehensive loss	-	-	-	(34,681)	-	(34,681)
Balance at December 31, 2010	$249,361	$596,457	$5,953,027	$50,161	$(2,322,444)	$4,526,562

Net earnings	-	-	895,243	-	-	895,243
Dividends paid	-	-	(219,154)	-	-	(219,154)
Common stock issued for options exercised	1,155	25,063	-	-	-	26,218
Tax benefit from the exercise of stock options	-	8,752	-	-	-	8,752
Stock-based compensation expense	-	25,391	-	-	-	25,391
Common stock issued, net of cancellations	76	4,780	-	-	-	4,856
Common stock acquired	-	-	-	-	(242,488)	(242,488)
Other comprehensive earnings	-	-	-	(97,671)	-	(97,671)
Other	-	2,846	-	-	-	2,846
Balance at December 31, 2011	$250,592	$663,289	$6,629,116	$(47,510)	$(2,564,932)	$4,930,555

See Notes to Consolidated Financial Statements.

DOVER CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2011	2010	2009
Operating Activities of Continuing Operations
Net earnings	$895,243	$700,104	$356,438

Adjustments to reconcile net earnings to cash from operating activities:
(Gain) loss from discontinued operations, net	(48,878)	(9,353)	16,985
Depreciation and amortization	303,143	241,969	231,363
Stock-based compensation	25,991	21,207	17,158
Provision for losses on accounts receivable (net of recoveries)	6,442	(847)	12,894
Deferred income taxes	6,110	66,226	(12,305)
Employee benefit plan expense	39,954	32,914	37,221
Loss on extinguishment of long-term debt	-	4,343	-
Other non-current	48,248	19,649	16,577
Cash effect of changes in current assets and liabilities (excluding effects of acquisitions, dispositions and foreign exchange):
Accounts receivable	(95,708)	(181,084)	119,224
Inventories	(46,115)	(132,785)	79,783
Prepaid expenses and other assets	(8,801)	5,719	21,628
Accounts payable	72,434	93,765	(20,378)
Accrued expenses	(10,658)	94,728	(89,582)
Accrued taxes	(65,609)	3,508	35,329
Contributions to employee benefit plans	(63,567)	(58,201)	(78,954)
Net cash provided by operating activities of continuing operations	1,058,229	901,862	743,381

Investing Activities of Continuing Operations
Proceeds from sale of short-term investments	124,410	553,466	406,033
Purchase of short-term investments	-	(466,881)	(348,439)
Proceeds from the sale of property, plant and equipment	9,986	16,660	21,617
Additions to property, plant and equipment	(271,809)	(174,845)	(112,972)
Proceeds from sales of businesses	516,901	4,500	3,571
Settlement of net investment hedge	(18,211)	-	-
Acquisitions (net of cash and cash equivalents acquired)	(1,382,217)	(104,418)	(221,994)
Net cash used in investing activities of continuing operations	(1,020,940)	(171,518)	(252,184)

Financing Activities of Continuing Operations
Change in notes payable, net	(15,002)	15,000	(192,749)
Reduction of long-term debt	(402,654)	(75,855)	(32,408)
Proceeds from long-term debt, net of discount and issuance costs	788,971	-	-
Purchase of common stock	(242,488)	(123,555)	-
Proceeds from exercise of stock options and SARs, including tax benefits	39,826	79,721	26,578
Dividends to stockholders	(219,154)	(200,099)	(189,874)
Net cash used in financing activities of continuing operations	(50,501)	(304,788)	(388,453)

Cash Flows from Discontinued Operations
Net cash provided by operating activities of discontinued operations	19,749	44,315	49,734
Net cash used in investing activities of discontinued operations	(4,851)	(7,236)	(6,454)
Net cash provided by discontinued operations	14,898	37,079	43,280

Effect of exchange rate changes on cash and cash equivalents	15,990	10,008	20,523

Net increase in cash and cash equivalents	17,676	472,643	166,547
Cash and cash equivalents at beginning of period	1,189,079	716,436	549,889

Cash and cash equivalents at end of period	$1,206,755	$1,189,079	$716,436

Supplemental information -- cash paid during the year for:
Income taxes	$281,084	$103,357	$111,247
Interest	$121,810	$115,935	$116,773
See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)

1.	Description of Business and Summary of Significant Accounting Policies

 Description of Business - Dover Corporation (the “Company”) is a diversified, multinational corporation that manufactures a broad range of specialized products and components and also offers related services and consumables. The Company also provides engineering, testing and other similar services, which are not significant in relation to consolidated revenue. The Company’s businesses are based primarily in the United States of America and Europe with manufacturing and other operations throughout the world.  In the fourth quarter of 2011, the Company reorganized its businesses into four new business segments that are aligned with the key end-markets they serve.  As a result of this realignment, the Company reports its results in four segments, Communication Technologies, Energy, Engineered Systems, and Printing & Identification.  For additional information on the Company’s segments, see Note 15.

Principles of Consolidation - The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation. The results of operations of purchased businesses are included from the dates of acquisitions.  As discussed in Note 3, the Company is reporting certain businesses that were sold during 2011 as discontinued operations.  The assets, liabilities, results of operations and cash flows of all discontinued operations have been separately reported as discontinued operations for all periods presented.

Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. These estimates may be adjusted due to changes in future economic, industry or customer financial conditions, as well as changes in technology or demand. Significant estimates include allowances for doubtful accounts receivable, net realizable value of inventories, restructuring reserves, valuation of goodwill and intangible assets, pension and post retirement assumptions, useful lives associated with amortization and depreciation of intangibles and fixed assets, warranty reserves, income taxes and tax valuation reserves, environmental reserves, legal reserves, insurance reserves and the valuations of discontinued assets and liabilities. Actual results could differ from those estimates.  Estimates and assumptions are periodically reviewed and the effects of revisions are reflected in the consolidated financial statements in the period that they are determined.

Cash and Cash Equivalents - Cash and cash equivalents include cash on hand, demand deposits and short-term investments which are highly liquid in nature and have original maturities at the time of purchase of three months or less.

Short-Term Investments - Short-term investments consist of investment grade time deposits that have original maturity dates at the time of purchase greater than three months, up to twelve months.  The Company’s short-term investments earned interest at the weighted average rate of 1.04% in both 2011 and 2010.

Allowance for Doubtful Accounts – The Company maintains allowances for doubtful accounts for estimated losses as a result of customer’s inability to make required payments.  Management evaluates the aging of the accounts receivable balances, the financial condition of its customers, historical trends and the time outstanding of specific balances to estimate the amount of accounts receivable that may not be collected in the future and records the appropriate provision.

Inventories – Inventories for the majority of the Company’s subsidiaries, including all international subsidiaries, are stated at the lower of cost, determined on the first-in, first-out (FIFO) basis, or market. Other domestic inventory is stated at cost, determined on the last-in, first-out (LIFO) basis, which is less than market value.

Property, Plant and Equipment - Property, plant and equipment includes the historic cost of land, buildings, equipment and significant improvements to existing plant and equipment or, in the case of acquisitions, a fair market value appraisal of such assets completed at the time of acquisition.  Property, plant and equipment also includes the cost of purchased software.  Expenditures for maintenance, repairs and minor renewals are expensed as incurred. When property or equipment is sold or otherwise disposed of, the related cost and accumulated depreciation is removed from the respective accounts and the gain or loss realized on disposition is reflected in earnings.  Depreciation expense was $175,997 in 2011, $152,305 in 2010 and $146,534 in 2009 and was calculated on a straight-line basis for all periods presented. The Company depreciates its assets over their estimated useful lives as follows: buildings and improvements 5 to 31.5 years; machinery and equipment 3 to 7 years; furniture and fixtures 3 to 7 years; vehicles 3 years; and software 3 to 5 years.

Derivative Instruments - The Company periodically uses derivative financial instruments to hedge its exposures to various risks, including interest rate and foreign currency exchange rate risk.  The Company does not enter into derivative financial instruments for speculative purposes and does not have a material portfolio of derivative financial instruments.  Derivative financial instruments used for hedging purposes must be designated and effective as a hedge of the identified risk exposure at inception of the contract.

The Company recognizes all derivatives as either assets or liabilities on the consolidated balance sheet and measures those instruments at fair value.  For derivatives designated as hedges of the fair value of assets or liabilities, the changes in fair value of both the derivatives and of the hedged items are recorded in current earnings. For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivatives is recorded as a component of other comprehensive earnings and subsequently recognized in net earnings when the hedged items impact earnings.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)

Goodwill and Indefinite-Lived Intangible Assets - Goodwill represents the excess of acquisition costs over the fair value of the net assets of businesses acquired.  Goodwill and certain other intangible assets deemed to have indefinite lives (primarily trademarks) are not amortized.  Instead, goodwill and indefinite-lived intangible assets are tested for impairment at least annually or more frequently if indicators of impairment exist, such as a significant sustained change in the business climate. The Company conducts its annual impairment evaluation in the fourth quarter of each year.  As discussed in Note 3, in connection with the sale of its Paladin Brands business in the third quarter of 2011, the Company recognized an after-tax goodwill impairment charge of $76,072, representing a write-down of the carrying value of goodwill to fair value, or the anticipated sales proceeds. This impairment loss is recorded within discontinued operations for the year ended December 31, 2011.  No impairment was indicated for the years ended December 31, 2010 or 2009.

Recoverability of goodwill is measured at the reporting unit level and determined using a two-step process.  Commensurate with the reorganization of its business units into four new segments in the fourth quarter 2011, the Company reassessed its reporting units and identified 17 reporting units for its annual goodwill impairment test.  Step one of the test compares the fair value of each reporting unit using a discounted cash flow method to its book value. This method uses the Company’s own market assumptions including projections of future cash flows, determinations of appropriate discount rates, and other assumptions which are considered reasonable and inherent in the discounted cash flow analysis. The projections are based on historical performance and future estimated results.  These assumptions require significant judgment and actual results may differ from assumed and estimated amounts.  Step two, which compares the book value of the goodwill to its implied fair value, was not necessary since there were no indicators of potential impairment from step one.  See Note 6 for additional details on goodwill balances.

Similar to goodwill, in testing its other indefinite lived intangible assets for impairment, the Company uses a discounted cash flow method to calculate and compare the fair value of the intangible asset to its book value. This method uses the Company’s own market assumptions which are considered reasonable and inherent in the discounted cash flow analysis.  Any excess of carrying value over the estimated fair value is recognized as an impairment loss.  No impairment of indefinite lived intangibles was indicated for the years ended December 31, 2011, 2010 or 2009.

Other Intangible Assets - Other intangible assets with determinable lives consist primarily of customer lists, unpatented technology, patents and trademarks.  These other intangibles are amortized over their estimated useful lives, ranging from 5 to 15 years.

Long-Lived Assets - Long-lived assets (including intangible assets with determinable lives) are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, such as a significant sustained change in the business climate.  If an indicator of impairment exists for any grouping of assets, an estimate of undiscounted future cash flows is produced and compared to its carrying value.  If an asset is determined to be impaired, the loss is measured by the excess of the carrying amount of the asset over its fair value as determined by an estimate of discounted future cash flows.  There were no indicators of impairment noted during 2011.

Foreign Currency - Assets and liabilities of non-U.S. subsidiaries, where the functional currency is not the U.S. dollar, have been translated at year-end exchange rates and profit and loss accounts have been translated using weighted average yearly exchange rates.  Foreign currency translation gains and losses are included as a component of Accumulated Other Comprehensive Earnings (Loss).  Assets and liabilities of an entity that are denominated in currencies other than an entity’s functional currency are re-measured into the functional currency using end of period exchange rates or historical rates where applicable to certain balances.   Gains and losses related to these re-measurements are recorded within the Statement of Earnings as a component of Other Expense (Income), net.

Revenue Recognition - Revenue is recognized when all of the following circumstances are satisfied: a) persuasive evidence of an arrangement exists, b) price is fixed or determinable, c) collectability is reasonably assured, and d) delivery has occurred or services have been rendered. The majority of the Company’s revenue is generated through the manufacture and sale of a broad range of specialized products and components, with revenue recognized upon transfer of title and risk of loss, which is generally upon shipment. Service revenue represents less than 10% of total revenue and is recognized as the services are performed.  In limited cases, revenue arrangements with customers require delivery, installation, testing, certification or other acceptance provisions to be satisfied before revenue is recognized.  The Company does not have significant multiple deliverable arrangements.

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)

Stock-Based Compensation – The principal awards issued under the Company’s stock-based compensation plans include non-qualified stock-settled stock appreciation rights and performance share awards.  The cost for such awards is measured at the grant date based on the fair value of the award.  The value of the portion of the award that is expected to ultimately vest is recognized as expense on a straight-line basis, generally over the explicit service period of three years (except for retirement-eligible employees and retirees) and is included in selling and administrative expense in the Consolidated Statements of Earnings.  Expense for awards granted to retirement-eligible employees is recorded over the period from the date of grant through the date the employee first becomes eligible to retire and is no longer required to provide service.  See Note 10 for additional information related to the Company’s stock-based compensation.  At the time of grant, the Company estimates forfeitures, based on historical experience, in order to estimate the portion of the award that will ultimately vest.

Income Taxes - The provision for income taxes on continuing operations includes federal, state, local and non-U.S. taxes. Tax credits, primarily for research and experimentation and non-U.S. earnings, export programs, and U.S. manufacturer’s tax deduction are recognized as a reduction of the provision for income taxes on continuing operations in the year in which they are available for tax purposes. Deferred taxes are provided on temporary differences between assets and liabilities for financial and tax reporting purposes as measured by enacted tax rates expected to apply when temporary differences are settled or realized. Future tax benefits are recognized to the extent that realization of those benefits is considered to be more likely than not. A valuation allowance is established for deferred tax assets for which realization is not assured. The Company has not provided for any residual U.S. income taxes on unremitted earnings of non-U.S. subsidiaries as such earnings are currently intended to be indefinitely reinvested outside of the U.S.

Research and Development Costs – Research and development costs, including qualifying engineering costs, are expensed when incurred and amounted to $196,970 in 2011, $186,687 in 2010 and $172,075 in 2009.

Advertising – Advertising costs are expensed when incurred and amounted to $40,195 in 2011, $34,903 in 2010 and $29,026 in 2009.

Risk, Retention, Insurance - The Company currently self-insures its product and commercial general liability claims up to $5.0 million per occurrence, its workers’ compensation claims up to $0.5 million per occurrence, and automobile liability claims up to $1.0 million per occurrence.  Third-party insurance provides primary level coverage in excess of these amounts up to certain specified limits. In addition, the Company has excess liability insurance from third-party insurers on both an aggregate and an individual occurrence basis well in excess of the limits of the primary coverage. A worldwide program of property insurance covers the Company’s owned and leased property and any business interruptions that may occur due to an insured hazard affecting those properties, subject to reasonable deductibles and aggregate limits. The Company’s property and casualty insurance programs contain various deductibles that, based on the Company’s experience, are typical and customary for a company of its size and risk profile. The Company does not consider any of the deductibles to represent a material risk to the Company. The Company generally maintains deductibles for claims and liabilities related primarily to workers’ compensation, health and welfare claims, general commercial, product and automobile liability and property damage, and business interruption resulting from certain events. The Company accrues for claim exposures that are probable of occurrence and can be reasonably estimated.  As part of the Company’s risk management program, insurance is maintained to transfer risk beyond the level of self-retention and provide protection on both an individual claim and annual aggregate basis.

Reclassifications – Certain amounts in prior years have been reclassified to conform to the current year presentation.

Recently Adopted Accounting Pronouncements – In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2009-13, which amended existing guidance for identifying separate deliverables in a revenue-generating transaction where multiple deliverables exist and requires that arrangement consideration be allocated at the inception of an arrangement to all deliverables using the relative selling price method. The Company adopted the multiple element guidance of ASU 2009-13 effective January 1, 2011 for new arrangements entered into or materially modified on or after that date on a prospective basis.  The Company does not have significant multiple deliverable arrangements, so the adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

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

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)

In June 2011, the FASB issued ASU 2011-05 which provides new guidance on the presentation of comprehensive income.  ASU 2011-05 eliminates the option to report other comprehensive income and its components in the statement of changes in stockholders’ equity and instead requires an entity to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement or in two separate but consecutive statements.   This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, with early adoption permitted.  The adoption of this ASU only requires a change in the format of the current presentation.  The Company adopted this guidance for its 2011 year-end reporting, presenting other comprehensive earnings in a separate statement following the statement of earnings.

In September 2011, the FASB issued ASU 2011-09 which requires enhanced disclosures around an employer’s participation in multiemployer pension plans.  The standard is intended to provide more information about an employer’s financial obligations to a multiemployer pension plan to help financial statement users better understand the financial health of the significant plans in which the employer participates. This guidance became effective for the Company for its fiscal 2011 year-end reporting.  Its adoption did not have a material impact on the Company’s consolidated financial statements.

Recently Issued Accounting Pronouncements – In May 2011, the FASB issued ASU 2011-04 which was issued to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and IFRS. ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements particularly for Level 3 fair value measurements.  This guidance is effective for the Company beginning on January 1, 2012.  Its adoption is not expected to significantly impact the Company’s consolidated financial statements.

In September 2011, the FASB issued ASU 2011-08 which provides an entity the option to first assess qualitative factors to determine whether it is necessary to perform the current two-step test for goodwill impairment.  If an entity believes, as a result of its qualitative assessment, that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test is required.  Otherwise, no further testing is required. The revised standard is effective for Dover for its annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011.  The adoption of this ASU is not expected to significantly impact the Company’s consolidated financial statements.

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)

2.	Acquisitions

2011 Acquisitions

The following table details the acquisitions made during the year ended December 31, 2011.

Date	Type	Company / Product Line Acquired	Location (Near)	Segment
3-Jan	Stock	Harbison-Fischer, Inc.	Crowley, TX	Energy
Designer and manufacturer of down-hole rod pumps and related products used in artificial lift applications around the world.

5-Jan	Asset/Stock	Dosmatic, Inc.	Carrollton, TX	Engineeered Systems
Manufacturer of non-electric chemical metering equipment used in agricultural, horticulture and other industrial market segments.

26-Jan	Stock	TAGC Limited LLC	Muscat, Oman	Energy
Oilfield services provider, servicing both conventional and coiled sucker rod wells in the Middle East.

28-Jan	Asset	EnviroGear Product Line	Franklin Park, IL	Engineered Systems
Manufacturer of magnetically coupled internal gear pumps used in a wide range of industrial manufacturing.

4-Jul	Stock	Sound Solutions	Vienna, Austria and Beijing, China	Communication Technologies
Manufacturer of dynamic speakers and receivers for cell phones and other consumer electronics.

1-Sep	Stock	Oil Lift	Calgary, Canada	Energy
Manufacturer of surface drive systems for progressive cavity pumps serving the artificial lift segment of the oil and gas industry.

1-Sep	Asset	Tierra Alta Canada	Edmonton, Canada	Energy
Manufacturer of progressive cavity pumps serving the artificial lift segment of the oil and gas industry.

1-Nov	Stock	RedScrew Pump Manufacturing	Tianjin, China	Engineered Systems
Manufacturer of Twin and Triple screw pumps, as well as multiphase and specialty pumps, serving oil and gas, petrochemical and marine markets.

7-Nov	Stock	Advansor A/S	Arhus, Denmark	Engineered Systems
Designer and manufacturer of HFC-free, CO2 transcritical refrigeration and heat pump systems for supermarkets and light industrial applications.

Sound Solutions Acquisition

On July 4, 2011, Dover, through its subsidiary, Knowles Electronics, LLC, completed the acquisition of the Sound Solutions business line from NXP Semiconductors N.V (“NXP”).  The contractual acquisition purchase price of $855,000 was funded by cash on hand and is subject to working capital and other contractual adjustments.  As a result of this acquisition, the Company recorded approximately $280,000 of customer-related intangible assets (weighted average life of 11 years), $8,200 of trademarks (weighted average life of 15 years), and $7,689 of other intangibles (weighted average life of 10 years). This acquisition resulted in the recognition of goodwill totaling $443,088, of which approximately $302,000 is expected to be deductible under local taxing jurisdictions.  Sound Solutions, which manufactures dynamic speakers and receivers for handset and other consumer electronic markets, has been incorporated into the Knowles business within the Communication Technologies segment.  Knowles is a leading global microelectronic mechanical (“MEMS”) microphone supplier, and the acquisition enables Knowles to become a leading supplier of audio components to the handset market.  As such, the goodwill recorded through the acquisition reflects the value attributed to significant cost and global revenue growth synergies that the combined business expects to achieve.  As of December 31, 2011, the Company has received approximately $22,000 from NXP as settlement for working capital and other contractual adjustments and has a remaining receivable from NXP for approximately $40,000, reflecting estimated purchase price adjustments for post-acquisition contingencies, subject to final agreement.  The receivable is recorded within prepaid and other current assets in the Consolidated Balance Sheet and is expected to be settled in the first quarter of 2012.

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
Other Acquisitions

During 2011, the Company acquired eight other businesses in separate transactions for an aggregate purchase price of $557,931, net of cash acquired.  As a result of these acquisitions, the Company recorded $226,403 of customer-related intangible assets (weighted average lives of 12 years), $10,431 of  trademarks (weighted average lives of 11 years), $11,726 of patents (weighted average lives of 10 years),  and $11,837 of other intangibles (weighted average lives of  7 years).  These acquisitions resulted in the recognition of goodwill totaling $291,176, of which $4,780 is expected to be deductible for tax purposes.  Each of these businesses manufactures products and/or provides services in the energy and fluid solutions markets, each growth areas for the Company. These businesses were acquired to complement and expand upon existing operations serving these markets, and the goodwill identified by these acquisitions reflects the benefits expected to be derived from product line expansion and operational synergies.

All of the 2011 acquisitions are wholly-owned, with the exception of TAGC Limited LLC in which the Company acquired a 60% controlling interest. The non-controlling interest in TAGC Limited LLC is not material.

The following presents the allocation of acquisition cost to the assets acquired and liabilities assumed, based on their estimated fair values:

	Sound Solutions	Other Acquisitions	Total
Current assets, net of cash acquired	$88,339	$119,834	$208,173
Property, plant and equipment	86,335	52,334	138,669
Goodwill	443,088	291,176	734,264
Intangible assets	295,889	260,397	556,286
Other non-current assets	12,504	4,298	16,802
Total liabilities	(141,625)	(170,108)	(311,733)
Net assets acquired	$784,530	$557,931	$1,342,461

The amounts assigned to goodwill and major intangible asset classifications by applicable segment for the 2011 acquisitions are as follows:

	Communication Technologies	Energy	Engineered Systems	Total
Goodwill - Tax deductible	$302,000	$924	$3,856	$306,780
Goodwill - Non deductible	141,088	256,204	30,192	427,484
Trademarks	8,200	8,234	2,197	18,631
Customer intangibles	280,000	207,964	18,439	506,403
Patents	7,500	9,820	1,906	19,226
Other intangibles	189	5,414	6,423	12,026
	$738,977	$488,560	$63,013	$1,290,550

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

The Consolidated Statement of Earnings includes the results of these businesses from the dates of acquisition. The aggregate revenue of the 2011 acquisitions included in the Company’s 2011 consolidated revenue totaled approximately $393 million.

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
2010 Acquisitions

During 2010, the Company acquired 100% of six businesses for an aggregate cost of $104,418, net of cash acquired. A summary of the acquisitions made during 2010 is as follows:

Date	Type	Company / Product Line Acquired	Location (Near)	Segment
4-May	Stock	BSC Filters	York, UK	Communication Technologies
Designer and manufacturer of microwave filters, diplexers, waveguide and coaxial passive components.

1-Jun	Asset	Chemilizer	Largo, FL	Engineered Systems
Manufacturer of non-electric, volumetric dosing equipment used in commercial animal raising, agriculture, horticulture and irrigation markets.

17-Aug	Asset	Intek Manufacturing	Fort Wayne, IN	Engineered Systems
Manufacturer of electric and gas steam equipment (steamers, kettles, braising pans).

30-Sep	Asset	Diagnostic Product Line - Dynalco Controls	Ft. Lauderdale, FL	Energy
Manufacturer and servicer of portable analyzers targeting the gas gathering and gas transmission markets.

30-Sep	Stock	Gear Products	Tulsa, OK	Energy
Manufacturer of worm gear and planetary hoists, rotation drives, rotation bearings and hydraulic pump drives.

24-Nov	Asset	KMC/Bearings Inc.	Houston, TX / Rhode Island	Energy
Designer and manufacturer of fluid film bearings serving process plant, refinery, deep hole drilling, plant air and refridgeration industries.

Pro Forma Information

In accordance with ASU 2010-29, “Disclosure of Supplementary Pro Forma Information for Business Combinations,” the following unaudited pro forma information illustrates the effect on the Company’s revenue and net earnings for the year ended December 31, 2011 and 2010, assuming that the 2011 acquisitions had taken place at the beginning of 2010 and that the 2010 acquisitions had taken place at the beginning of the preceding period.  As a result, the supplemental pro forma net earnings reflect adjustments to the net earnings as reported in the Consolidated Statement of Earnings for year ended December 31, 2011 to exclude $10,368 of acquisition-related costs (after-tax) and $6,357 of nonrecurring expense related to the fair value adjustments to acquisition-date inventory (after-tax).  The supplemental pro forma earnings for the comparable 2010 period were adjusted to include these charges. The 2011 and 2010 supplemental pro forma earnings are also adjusted to reflect the comparable impact of additional depreciation and amortization expense (net of tax) resulting from the fair value measurement of tangible and intangible assets relating to 2011 and 2010 acquisitions.

	Years Ended December 31,
	2011	2010
Revenue from continuing operations:
As reported	$7,950,140	$6,640,191
Pro forma	8,142,808	7,233,927
Net earnings from continuing operations:
As reported	$846,365	$690,751
Pro forma	857,446	726,980
Basic earnings per share from continuing operations:
As reported	$4.55	$3.70
Pro forma	4.61	3.89
Diluted earnings per share from continuing operations:
As reported	$4.48	$3.65
Pro forma	4.54	3.84

These pro forma results of operations have been prepared for comparative purposes only, and they do not purport to be indicative of the results of operations that actually would have resulted had the acquisitions occurred on the dates indicated or that may result in the future.

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)

3.	Disposed and Discontinued Operations

2011 – Management evaluates Dover’s businesses periodically for their strategic fit within Dover’s operations.  Accordingly, in the third quarter of 2011, the Company obtained approval from its Board of Directors to sell Paladin Brands and Crenlo LLC, two businesses within its Engineered Systems segment that served construction-related end markets.  The sale was completed in September and the Company received cash proceeds of $300,211 and recognized an after-tax loss of $65,927.  The loss includes an after-tax impairment charge of $76,072 representing a write-down of the carrying value of goodwill to fair value, as indicated by the anticipated amount of sales proceeds. This transaction generated a capital loss for tax purposes, and the Company established a valuation allowance of $10,675 for the U.S. federal portion of the capital loss carryforward that, at that point in time, was not more likely than not to be realized.

In the fourth quarter, the Company obtained approval from its Board of Directors to sell Heil Trailer International, a manufacturer of specialty transportation trailers and equipment within its Engineered Systems segment.  The sale was completed at the end of December and the Company received cash proceeds of $211,911, subject to final working capital adjustments, and recognized an after-tax gain of $63,343, which included realization of the $10,675 U.S. federal capital loss carryforward generated by the third quarter sale of Paladin and Crenlo.

The net earnings from discontinued operations of $53,621 reflects net earnings from operations generated by the three businesses sold in 2011, coupled with expense and accrual adjustments relating to other discontinued operations and tax benefits of $17,960 relating primarily to discrete tax items settled or resolved during the year.

2010 – During the first quarter of 2010, the Company sold Triton, an operating company that had been reclassified from the Engineered Systems segment to discontinued operations in 2008, for net consideration of $7,498, resulting in a net after-tax current year loss on sale of approximately $13,100.  During the second and third quarters of 2010, the loss was increased by approximately $900, net of tax, upon settlement of a $1,500 working capital adjustment related to the sale. The net earnings from discontinued operations of $23,556 reflects net earnings from operations of the three businesses sold in 2011 and tax benefits of $11,597 driven primarily by discrete tax items settled or resolved during the year, offset by expense adjustments related to other discontinued operations.

2009 – During the first and fourth quarters of 2009, the Company recorded in aggregate, a $10,338 (after-tax) additional write-down to the carrying value of Triton. The write-down and other adjustments related to previously discontinued entities resulted in a net after-tax loss on sale of $11,170 for the year.  The net loss from discontinued operations of $16,985 also includes the net loss from operations generated by businesses sold in 2010 and 2011.

Summarized results of the Company’s discontinued operations are detailed in the following table:

	Years Ended December 31,
	2011	2010	2009
Revenue	$551,761	$508,767	$490,813

Loss on sale (including impairments), net of taxes	$(4,743)	$(14,203)	$(11,170)

Earnings (loss) from operations before taxes	47,773	21,962	(4,853)
Benefit (provision) for income taxes	5,848	1,594	(962)
Earnings (loss) from discontinued operations, net of tax	$48,878	$9,353	$(16,985)

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)

Additional detail related to the assets and liabilities of the Company’s discontinued operations is as follows:

	December 31, 2011	December 31, 2010
Assets of Discontinued Operations
Current assets	$2,832	$191,408
Non-current assets	1,609	435,685
	$4,441	$627,093

Liabilities of Discontinued Operations
Current liabilities	$31,592	$91,933
Non-current liabilities	88,325	137,594
	$119,917	$229,527

The Company currently has no businesses held for sale in discontinued operations.  At December, 31, 2011, the assets and liabilities of discontinued operations primarily represent residual amounts for deferred tax assets, short and long-term reserves, and contingencies related to businesses previously sold.

4.	Inventories

The following table displays the components of inventory:

	December 31, 2011	December 31, 2010
Raw materials	$372,627	$316,052
Work in progress	177,016	139,579
Finished goods	309,048	248,073
Subtotal	858,691	703,704
Less LIFO reserve	55,345	45,742
Total	$803,346	$657,962

At December 31, 2011 and 2010, approximately 28% and 24%, respectively, of the Company’s total inventories were accounted for using the LIFO method.

5.	Property, Plant & Equipment

The following table details the components of property, plant & equipment, net:

	December 31, 2011	December 31, 2010
Land	$54,113	$45,793
Buildings and improvements	586,538	516,331
Machinery, equipment and other	2,033,926	1,801,714
	2,674,577	2,363,838
Accumulated depreciation	(1,673,707)	(1,578,214)
Total	$1,000,870	$785,624

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)

6.	Goodwill and Other Intangible Assets

The changes in the carrying value of goodwill by segment for the years ended December 31, 2011 and 2010 are as follows:

	Communication Technologies	Energy	Engineered Systems	Printing & Identification	Total
Goodwill	$802,265	$335,612	$987,378	$1,035,412	$3,160,667
Accumulated impairment loss	-	-	(70,912)	-	(70,912)
Balance at January 1, 2010	802,265	335,612	916,466	1,035,412	3,089,755
Acquisitions	4,435	30,234	5,417	-	40,086
Foreign currency translation	283	2,609	(5,812)	(6,788)	(9,708)
Purchase price adjustment	-	(996)	(11,659)	-	(12,655)
Balance at December 31, 2010	806,983	367,459	904,412	1,028,624	3,107,478
Acquisitions	443,088	257,128	34,048	-	734,264
Foreign currency translation	(45,489)	(2,252)	(3,040)	(3,844)	(54,625)
Balance at December 31, 2011	$1,204,582	$622,335	$935,420	$1,024,780	$3,787,117

The following table provides the gross carrying value and accumulated amortization for each major class of intangible assets:

	December 31, 2011		December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized Intangible Assets:
Trademarks	$66,428	$20,518	$41,712	$16,664
Patents	145,864	99,990	127,081	92,146
Customer Intangibles	1,171,608	380,196	685,939	290,001
Unpatented Technologies	142,405	98,193	138,780	86,461
Drawings & Manuals	8,165	5,153	6,230	4,326
Distributor Relationships	73,162	28,500	73,183	24,724
Other	28,677	20,251	27,878	18,120
Total	1,636,309	652,801	1,100,803	532,442
Unamortized Intangible Assets:
Trademarks	223,576		230,920
Total Intangible Assets	$1,859,885	$652,801	$1,331,723	$532,442

Total amortization expense for the years ended December 31, 2011, 2010 and 2009 was $127,146, $89,664 and $84,829, respectively. Amortization expense for the next five years, based on current intangible balances is estimated to be the following:

2012	$120,359
2013	119,284
2014	111,192
2015	110,650
2016	105,778

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)

7.	Accrued Expenses and Other Liabilities

The following table details the major components of other accrued expenses:

	December 31, 2011	December 31, 2010

Warranty	$38,378	$38,885
Unearned/deferred revenue	37,590	52,400
Taxes other than income	27,318	26,443
Accrued interest	30,747	27,679
Accrued volume discounts	17,243	13,774
Accrued commissions (non-employee)	11,069	9,629
Restructuring and exit	5,016	5,282
Legal and environmental	1,920	2,973
Other (none of which are individually significant)	65,101	50,939
	$234,382	$228,004

The following table details the major components of other liabilities (non-current):

	December 31, 2011	December 31, 2010

Deferred compensation	$358,647	$255,347
Tax reserves	182,891	196,446
Unearned/deferred revenue	44,259	47,768
Legal and environmental	18,910	19,234
Warranty	4,146	1,147
Restructuring and exit	576	2,337
Other, including net investment hedge	41,175	39,730
	$650,604	$562,009

Warranty

Estimated warranty program claims are provided for at the time of sale. Amounts provided for are based on historical costs and adjusted for new claims.  The changes in the carrying amount of product warranties through December 31, 2011 and 2010 are as follows:

	2011	2010
Beginning Balance, January 1	$40,032	$41,232
Provision for warranties	35,313	37,354
Settlements made	(35,706)	(37,692)
Other adjustments, including acquisitions and currency translation	2,885	(862)
Ending Balance, December 31	$42,524	$40,032

During the year ended December 31, 2011, one of the Company’s businesses changed its classification of amounts relating to the remaining performance period under extended warranty programs from warranty accruals to deferred revenue.  For the year ended December 31, 2010, a total of $13,784 that had previously been reported within warranty liabilities was reclassified to current and noncurrent deferred revenue to conform to the current year presentation.

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)

Restructuring

From time to time, the Company will initiate various restructuring programs and incur severance and other restructuring costs.  Prior to January 1, 2009, the Company established reserves related to severance and  facility closings in connection with certain acquisitions, which were established through the purchase accounting for these acquisitions, as allowed under accounting guidance in effect at the time.  These reserves were substantially settled in 2010.

In late 2008, the Company announced plans to substantially increase its restructuring efforts in response to the significant decline in global economic activity at the time.  As a result, in 2009 the Company recorded restructuring charges totaling $67,322 for workforce reductions and facility rationalizations.  The majority of these activities were carried out in 2009.  Restructuring initiatives in 2010 and 2011 were minor, and the Company does not anticipate significant restructuring charges in 2012.

The following table details the Company’s severance and exit reserve activity for the years ended December 31, 2011, 2010 and 2009:

	Severance	Exit	Total
At December 31, 2008 (A)	$7,203	$21,485	$28,688
Provision	51,558	15,764	67,322
Payments	(50,617)	(12,543)	(63,160)
Purchase accounting	-	(16,074)	(16,074)
Other	8	(1,378)	(1,370)
At December 31, 2009 (B)	8,152	7,254	15,406
Provision	2,948	3,212	6,160
Payments	(9,732)	(4,484)	(14,216)
Other	(225)	494	269
At December 31, 2010	1,143	6,476	7,619
Provision	2,382	3,313	5,695
Payments	(992)	(5,991)	(6,983)
Other	(70)	(669)	(739)
At December 31, 2011	$2,463	$3,129	$5,592
___________
(A) Includes $27,864 for acquisition-related restructuring accruals established in purchase accounting.
(B) Includes $895 for acquisition-related restructuring accruals established in purchase accounting.  This balance was settled in 2010.

A summary of restructuring charges by segment and income statement classification is as follows:

	Years Ended December 31,
	2011	2010	2009
Communication Technologies	$1,684	$344	$9,431
Energy	2,668	1,048	7,313
Engineered Systems	1,193	4,085	21,068
Printing & Identification	150	683	29,510
Total	$5,695	$6,160	$67,322

Classified in the Statements of Operations as follows:

Cost of goods and services	$2,706	$2,078	$18,344
Selling and administrative expenses	2,989	4,082	48,978
Total	$5,695	$6,160	$67,322

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)

8.	Borrowings and Lines of Credit

Borrowings at December 31, 2011 and 2010 consist of the following:

	December 31, 2011	December 31, 2010
6.50% 10-year notes due February 15, 2011	$-	$399,986
4.875% 10-year notes due October 15, 2015	299,244	299,047
5.45% 10-year notes due March 15, 2018	347,938	347,608
4.30% 10-year notes due March 1, 2021	449,761	-
6.60% 30-year notes due March 15, 2038	247,683	247,595
5.375% 30-year notes due March 1, 2041	345,352	-
6.65% 30-year debentures due June 1, 2028	199,414	199,379
5.375% 30-year debentures due October 15, 2035	296,208	296,048
Other, including commercial paper	1,652	17,813
Total long-term debt	2,187,252	1,807,476
Less current portion	(1,022)	(16,590)
	$2,186,230	$1,790,886

On November 10, 2011, the Company entered into a $1 billion 5-year unsecured revolving credit facility with a syndicate of banks (the “Credit Agreement”) that replaced a facility with similar terms that was set to expire in November 2012.  At the Company’s election, loans under the Credit Agreement will bear interest at a Eurodollar or Sterling rate based on LIBOR, plus an applicable margin ranging from 0.565% to 1.225% (subject to adjustment based on the rating according the Company’s senior unsecured debt by S&P and Moody’s), or at a base rate pursuant to a formula defined in the Credit Agreement.  In addition, the Credit Agreement requires the Company to pay a facility fee and imposes various restrictions on the Company such as, among other things, the requirement for the Company to maintain an interest coverage ratio of EBITDA to consolidated net interest expense of not less than 3.0 to 1. The Company primarily uses this facility as liquidity back-up for its commercial paper program and has not drawn down any loans under the $1 billion facility and does not anticipate doing so. The Company generally uses commercial paper borrowings for general corporate purposes, funding of acquisitions and the repurchases of its common stock.

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

At December 31, 2010, notes payable and current maturities of long-term debt within the Consolidated Balance Sheet included commercial paper of $15,000.  There was no commercial paper outstanding at December 31, 2011. The weighted average interest rate for short-term commercial paper borrowings was 0.2% for both 2011 and 2010.

The long-term note borrowings presented above are net of unamortized discounts of $10,023 and $5,764 in 2011 and 2010, respectively.  The debentures presented above include unamortized discounts of $4,379 and $4,572 in 2011 and 2010, respectively.  The discounts are being amortized to interest expense using the effective interest rate method over the life of the issuances.  The notes and debentures are redeemable at the option of Dover in whole or in part at any time at a redemption price that includes a make-whole premium, with accrued interest to the redemption date.

Scheduled maturities of long-term debt for the years ending December 31 are as follows:

2012	$1,022
2013	511
2014	12
2015	299,248
2016 and thereafter	1,886,459

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)

Interest expense and interest income for the years ended December 31, 2011, 2010 and 2009 was as follows:

	Years ended December 31,
	2011	2010	2009
Interest expense	$124,878	$115,388	$116,159
Interest income	9,282	8,966	15,687
Interest expense, net	$115,596	$106,422	$100,472

As of December 31, 2011, the Company had approximately $59,891 outstanding in letters of credit with financial institutions, which expire at various dates in 2012 through 2016.  These letters of credit are primarily maintained as security for insurance, warranty and other performance obligations.

9.	Financial Instruments

Derivatives

The Company is exposed to market risk for changes in foreign currency exchange rates due to the global nature of its operations. In order to manage this risk the Company has hedged portions of its forecasted sales and purchases, which occur within the next twelve months and are denominated in non-functional currencies, with currency forward or collar contracts designated as cash flow hedges. At December 31, 2011 and 2010, the Company had contracts with U.S. dollar equivalent notional amounts of $83,541 and $63,935, respectively, to exchange foreign currencies, principally the U.S. dollar, British pound, Singapore dollar, Chinese yuan and Malaysian ringgit. The Company believes it is probable that all forecasted cash flow transactions will occur.

The Company has an outstanding floating-to-floating cross currency swap agreement for a total notional amount of $50,000 in exchange for CHF 65,100. In February 2011, the Company amended and restated the terms of the arrangement to extend its maturity date to October 15, 2015. This transaction continues to hedge a portion of the Company’s net investment in CHF-denominated operations. The agreement qualifies as a net investment hedge and the effective portion of the change in fair value is reported within the cumulative translation adjustment section of other comprehensive earnings. The fair values at December 31, 2011 and 2010 reflected losses of $21,656 and $19,774, respectively, due to the strengthening of the Swiss franc relative to the U.S. dollar over the term of the arrangement.

In January 2011, the Company entered into foreign currency forward contracts to purchase $350,000 for €258,719, which were designated as hedging an equivalent amount of the Company’s euro denominated net investment. The agreements qualified as net investment hedges with the changes in fair value being reported within the cumulative translation adjustment section of other comprehensive earnings (loss). These arrangements were settled on April 4, 2011, resulting in a loss of $18,211 being reflected within the cumulative translation adjustment.

The following table sets forth the fair values of derivative instruments held by the Company as of December 31, 2011, and 2010 and the balance sheet lines in which they are recorded:

	Fair Value - Asset (Liability)
	December 31, 2011	December 31, 2010	Balance Sheet Caption
Foreign currency forward / collar contracts	$394	$503	Prepaid / Other assets
Foreign currency forward / collar contracts	(1,284)	-	Other accrued expenses
Net investment hedge - cross currency swap	(21,656)	(19,774)	Other liabilities

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

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)

Fair Value Measurements

ASC 820, Fair Value Measurements and Disclosures (ASC 820), establishes a fair value hierarchy that requires the Company to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. A financial instrument’s categorization within the hierarchy is based on the lowest level of input that is significant to the fair value measurement.  ASC 820 establishes three levels of inputs that may be used to measure fair value:

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

•	Level 3 inputs are unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2011 and 2010:

	December 31, 2011			December 31, 2010
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets:
Short-term investments	$-	$-	$-	$121,734	$-	$-
Foreign currency cash flow hedges	-	394	-	-	503	-
Liabilities:
Net investment hedge derivative	-	21,656	-	-	19,774	-
Foreign currency cash flow hedges	-	1,284	-	-	-	-

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

The estimated fair value of long-term debt at December 31, 2011 and 2010 was $2,679,793 and $1,976,363, respectively, compared to the carrying value of $2,187,252 and $1,807,476. The carrying value includes the portion that is due and payable in less than one year of $1,022 and $16,590 at December 31, 2011and 2010, respectively. The estimated fair value of the long-term debt is based on quoted market prices for similar instruments.

The carrying values of cash and cash equivalents, trade receivables, accounts payable, notes payable, and accrued expenses are reasonable estimates of their fair values as of December 31, 2011 and 2010 due to the short-term nature of these instruments.

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)

10.	Equity and Cash Incentive Program

2005 Equity and Cash Incentive Plan

Under the Company’s shareholder-approved 2005 Equity and Cash Incentive Plan (the “2005 Plan”), a maximum aggregate of 20 million shares were reserved for grants (non-qualified and incentive stock options, stock settled stock appreciation rights (“SARs”), restricted stock, and performance share awards) to key personnel between February 1, 2005 and January 31, 2015, provided that no incentive stock options shall be granted under the plan after February 11, 2014 and a maximum of two million shares may be granted as restricted stock or performance share awards. The exercise price of options and SARs may not be less than the fair market value of the stock at the time the awards are granted. The period during which these options and SARs are exercisable is fixed by the Company’s Compensation Committee at the time of grant.  Generally, the stock options or SARs issued under the 2005 Plan vest after three years of service and expire at the end of ten years.  All stock options and SARs are granted at regularly scheduled quarterly Compensation Committee meetings (usually only at the meeting during the first quarter) and have an exercise price equal to the closing price of the Company’s stock on the New York Stock Exchange on the date of grant. New common shares are issued when options or SARs are exercised.

The following table summarizes the Company’s compensation expense relating to all stock-based incentive plans:

	Years ended December 31,
	2011	2010	2009
Pre-tax compensation expense	$25,991	$21,207	$17,158
Tax benefit	(9,097)	(7,422)	(6,005)
Total stock-based compensation expense, net of tax	$16,894	$13,785	$11,153

SARs and Stock Options

In 2011, 2010 and 2009, the Company issued SARs covering 1,524,329 shares, 2,304,574 shares, and 2,825,701 shares, respectively, under the 2005 Plan.  Since 2006, the Company has only issued SARs under the 2005 Plan and does not anticipate issuing stock options in the future.  The fair value of each SAR grant was estimated on the date of grant using a Black-Scholes option-pricing model with the following assumptions:

	2011 Grant	2010 Grant	2009 Grant

Risk-free interest rate	2.68%	2.77%	2.06%
Dividend yield	1.70%	2.33%	3.23%
Expected life (years)	5.8	6.0	6.5
Volatility	33.56%	31.93%	30.47%
SAR grant price	$66.59	$42.88	$29.45
Fair value of SAR award	$20.13	$11.66	$6.58

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)

A summary of activity relating to SARs and stock options granted under the 2005 Plan and the predecessor plan for the year ended December 31, 2011 is as follows:

	SARs				Stock Options
	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term (Years)	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term (Years)

Outstanding at 1/1/2011	9,432,013	$40.63			2,899,135	$36.79
Granted	1,524,329	66.59			-	-
Forfeited / expired	(308,882)	42.03			(77,699)	38.75
Exercised	(1,253,826)	45.54	$24,322		(878,342)	36.24	$24,726
Outstanding at 12/31/2011	9,393,634	44.14	143,317	6.38	1,943,094	36.96	40,989	2.11

Total exercisable at December 31, 2011	3,302,555	$45.92	$40,051	4.35	1,943,094	$36.96	$40,989	2.11

The following table summarizes information about SAR and option awards outstanding that are vested and exercisable at December 31, 2011:

	SARs Outstanding			SARs Exercisable
Range of Exercise Prices	Number	Weighted Average Exercise Price	Weighted Average Remaining Life in Years	Number	Weighted Average Exercise Price	Weighted Average Remaining Life in Years
$29.45 - $35.50	2,490,684	$29.52	6.28	-	$-	-
$42.30 - $46.00	4,378,418	43.33	6.09	2,255,049	43.75	4.47
$50.60 - $66.59	2,524,532	59.96	6.96	1,047,506	50.60	4.11

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number	Weighted Average Exercise Price	Weighted Average Remaining Life in Years	Number	Weighted Average Exercise Price	Weighted Average Remaining Life in Years
$24.50 - $31.00	294,397	$24.53	1.12	294,397	$24.53	1.12
$33.00 - $39.00	1,052,031	38.00	2.41	1,052,031	38.00	2.41
$39.40 - $43.00	596,666	41.24	2.06	596,666	41.24	2.06

Unrecognized compensation expense related to SARs not yet exercisable was $27,570 at December 31, 2011.  This cost is expected to be recognized over a weighted average period of 1.7 years.  The fair value of SARs which became exercisable during the year was $21,202.   Cash received by the Company for stock options exercised during 2011 totaled $26,519.

Performance Share Awards

In May 2009, the shareholders of the Company approved an amendment to the 2005 Plan allowing the granting of performance share awards that will become payable in new common shares upon achievement of pre-established performance targets. The changes to the 2005 Plan are detailed in the Company’s Proxy Statement dated March 24, 2009 under the heading “Proposal 2 — Proposal to Approve Amendments to the 2005 Equity and Cash Incentive Plans.” Performance share awards granted under the 2005 Plan are being expensed over the three year period that is the requisite performance and service period. Awards shall become vested if (1) the Company achieves certain specified stock performance targets compared to a defined group of peer companies and (2) the employee remains continuously employed by the company during the performance period.  Partial vesting may occur after separation from service in the case of certain terminations not for cause and for retirements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)

In 2011, 2010 and 2009, the Company issued performance shares covering 44,751 shares, 68,446 shares, and 75,892 shares, respectively. The performance share awards are market condition awards and have been fair valued on the date of grant using the Monte Carlo simulation model (a binomial lattice-based valuation model) with the following assumptions:

	2011 Grant	2010 Grant	2009 Grant

Risk-free interest rate	1.34%	1.37%	1.30%
Dividend yield	1.61%	2.38%	2.93%
Expected life (years)	2.9	2.9	2.7
Volatility	40.48%	39.98%	39.57%
Fair value of performance award	$91.41	$57.49	$35.79

A summary of activity for performance share awards for the year ended December 31, 2011 is as follows:
	Number of Shares	Weighted-Average Grant-Date Fair Value

Unvested at December 31, 2010	143,452	$46.14
Granted	44,751	91.41
Vested *	(72,151)	35.79
Forfeited	(2,855)	35.79
Unvested at December 31, 2011	113,197	$57.23

 * Under the terms of the performance share award, the actual number of shares awarded can range from zero to 200% of the original target grant, depending on Dover's three-year performance relative to the peer group for the relevant performance period. Awards vesting at the end of 2011, as shown above, are expected to be paid out at approximately 105% of their original target.

Unrecognized compensation expense related to unvested performance shares as of December 31, 2011 was $3,667, which will be recognized over a weighted average period of 1.6 years.

The Company also has restricted stock authorized for grant (as part of the 2005 Plan), under which common stock of the Company may be granted at no cost to certain officers and key employees. In general, restrictions limit the sale or transfer of these shares during a two or three year period, and restrictions lapse proportionately over the two or three year period.  The Company granted 55,200 and 15,500 restricted shares in 2011 and 2010, respectively.  No restricted shares were granted in 2009.

The Company has a stock compensation plan under which non-employee directors are granted shares of the Company’s common stock each year as more than half of their compensation for serving as directors. The Company issued the following shares to its directors during each respective year as partial compensation for serving as directors of the Company:
	Years ended December 31,
	2011	2010	2009
Aggregate shares granted	20,929	20,853	21,549
Shares withheld to satisfy tax obligations	(562)	(574)	(6,823)
Net shares granted	20,367	20,279	14,726

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)

11.	Income Taxes

Income taxes have been based on the following components of “Earnings Before Provision for Income Taxes and Discontinued Operations” in the Consolidated Statements of Earnings:

	Years Ended December 31,
	2011	2010	2009
Domestic	$582,510	$443,655	$259,121
Foreign	512,654	455,549	235,288
	$1,095,164	$899,204	$494,409

Income tax expense (benefit) for the years ended December 31, 2011, 2010 and 2009 is comprised of the following:

	Years Ended December 31,
	2011	2010	2009
Current:
U.S. Federal	$159,888	$29,622	$77,295
State and local	(12,016)	6,363	3,718
Foreign	107,220	105,234	67,204
Total current - continuing	255,092	141,219	148,217

Deferred:
U.S. Federal	$4,048	$92,661	$(16,395)
State and local	(2,533)	97	219
Foreign	(7,808)	(25,524)	(11,055)
Total deferred - continuing	(6,293)	67,234	(27,231)
Total expense - continuing	$248,799	$208,453	$120,986

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)

Differences between the effective income tax rate and the U.S. Federal income statutory rate are as follows:

	Years Ended December 31,
	2011	2010	2009
U.S. Federal income tax rate	35.0%	35.0%	35.0%
State and local taxes, net of Federal income tax benefit	1.6	1.2	1.3
Foreign operations tax effect	(7.9)	(8.3)	(5.3)
Subtotal	(6.3)	(7.1)	(4.0)
R&E tax credits	(0.3)	(0.4)	(0.4)
Domestic manufacturing deduction	(1.5)	(0.8)	(0.9)
Foreign tax credits	0.3	(0.5)	1.1
Branch losses	-	(0.5)	(1.1)
Release of valuation allowance	(0.9)	-	-
Resolution of tax contingencies	(4.9)	(4.2)	(6.8)
Other, principally non-tax deductible items	1.3	1.7	1.6
Effective rate from continuing operations	22.7%	23.2%	24.5%

The tax effects of temporary differences that give rise to future deferred tax assets and liabilities are as follows:

	December 31, 2011	December 31, 2010
Deferred Tax Assets:
Accrued compensation, principally postretirement and other employee benefits	$166,848	$115,839
Accrued expenses, principally for state income taxes, interest and warranty	55,006	63,317
Net operating loss and other carryforwards	26,277	68,558
Inventories, principally due to reserves for financial reporting purposes
and capitalization for tax purposes	19,044	23,261
Accounts receivable, principally due to allowance for doubtful accounts	5,223	6,768
Accrued insurance	3,947	10,433
Prepaid pension assets	3,415	1,619
Long-term liabilities, principally warranty, environmental, and exit costs	796	759
Other assets	13,378	9,993
Total gross deferred tax assets	293,934	300,547
Valuation allowance	(22,724)	(38,136)
Total deferred tax assets	$271,210	$262,411

Deferred Tax Liabilities:
Intangible assets, principally due to different tax and financial
reporting bases and amortization lives	$(577,275)	$(431,317)
Plant and equipment, principally due to differences in depreciation	(56,751)	(45,797)
Accounts receivable	(6,442)	(7,074)
Total gross deferred tax liabilities	(640,468)	(484,188)
Net deferred tax liability	$(369,258)	$(221,777)

Classified as follows in the consolidated balance sheets:

Current deferred tax asset	$41,905	$82,934
Non-current deferred tax liability	(411,163)	(304,711)
	$(369,258)	$(221,777)

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)

As of December 31, 2011 the Company had non-U.S loss carry-forwards of $71.2 million.  The Company had loss carry-forwards for U.S. federal and non-U.S. purposes as of December 31, 2010 of $1.2 million and $52.7 million, respectively.  The entire balance of the 2011 non-U.S. losses is available to be carried forward, with $15.4 million of these losses beginning to expire during the years 2012 through 2031. The remaining $55.8 million of such losses can be carried forward indefinitely.

The Company has loss carry-forwards for state purposes as of December 31, 2011 and 2010 of $160.9 million and $211.8 million, respectively. The state loss carry-forwards are available for use by the Company between 2012 and 2031.

As of December 31, 2010, the Company had U.S. foreign tax credit carry-forwards of $24.5 million, research and development credits of $3.9 million, and alternative minimum tax credits of $3.1 million. The Company had no U.S. foreign tax credit carry-forwards, research and development tax credit carry-forwards, or alternative minimum tax credits at December 31, 2011.

The Company maintains valuation allowances by jurisdiction against the deferred tax assets related to certain of these carry-forwards as utilization of these tax benefits is not assured for certain jurisdictions.

The Company has not provided for U.S. federal income taxes or tax benefits on the undistributed earnings of its international subsidiaries because such earnings are reinvested and it is currently intended that they will continue to be reinvested indefinitely. At December 31, 2011, the Company has not provided for federal income taxes on earnings of approximately $1.4 billion from its international subsidiaries.

Unrecognized Tax Benefits

The Company files federal income tax returns, as well as multiple state, local and non-U.S. jurisdiction tax returns. The Company is no longer subject to examinations of its federal income tax returns by the Internal Revenue Service (“IRS”) for years through 2008. All significant state, local, and international matters have been concluded for years through 2005 and 2003, respectively. While the Company believes additional uncertain tax positions will be settled within the next twelve months, an estimate cannot be made due to the uncertainties associated with the resolution of these matters.

The following table is a reconciliation of the beginning and ending balances of the Company’s unrecognized tax benefits:

Continuing	Discontinued	Total
Unrecognized tax benefits at January 1, 2009	$202,162	$49,544	$251,706
Additions based on tax positions related to the current year	45,891	39,722	85,613
Additions for tax positions of prior years	5,607	2,756	8,363
Reductions for tax positions of prior years	(8,855)	(2,656)	(11,511)
Settlements	(40,704)	(7,079)	(47,783)
Lapse of statutes	(6,979)	(2,843)	(9,822)
Unrecognized tax benefits at December 31, 2009	197,122	79,444	276,566
Additions based on tax positions related to the current year	22,324	242	22,566
Additions for tax positions of prior years	15,258	-	15,258
Reductions for tax positions of prior years	(39,824)	(6,775)	(46,599)
Settlements	(8,152)	(17,804)	(25,956)
Lapse of statutes	(7,521)	(133)	(7,654)
Unrecognized tax benefits at December 31, 2010	179,207	54,974	234,181
Additions based on tax positions related to the current year	11,575	246	11,821
Additions for tax positions of prior years	16,595	12	16,607
Reductions for tax positions of prior years	(43,853)	(9,012)	(52,865)
Settlements	(7,042)	(3,100)	(10,142)
Lapse of statutes	(6,197)	(216)	(6,413)
Unrecognized tax benefits at December 31, 2011	$150,285	(A)	$42,904	$193,189
_________
(A)
If recognized, the net amount of potential tax benefits that would impact the Company’s effective tax rate is $125.1 million. During the years ended December 31, 2011, 2010, and 2009, the Company recorded potential interest and penalty expense (income) of $(9.1) million, $1.5 million and $5.0 million, respectively, related to its unrecognized tax benefits as a component of provision for income taxes. The Company had accrued interest and penalties of $34.2 million at December 31, 2011 and $45.6 million at December 31, 2010, which are not included in the above table.

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)

12.	Commitments and Contingent Liabilities

Lease Commitments

The Company leases certain facilities and equipment under operating leases, many of which contain renewal options. Total rental expense, net of insignificant sublease rental income, for all operating leases was $83,406, $71,392, and $70,438 for the years ended December 31, 2011, 2010 and 2009, respectively. Contingent rentals under the operating leases were not significant.

The aggregate future minimum lease payments for operating and capital leases as of December 31, 2011 are as follows:

	Operating	Capital
2012	$62,948	$1,606
2013	45,275	1,269
2014	35,664	527
2015	23,593	496
2016	16,252	408
2017 and thereafter	61,345	1,039

Guarantees

The Company has provided typical indemnities in connection with sales of certain businesses and assets, including representations and warranties and related indemnities for environmental, health and safety, tax and employment matters.  The Company does not have any material liabilities recorded for these indemnifications and is not aware of any claims or other information that would give rise to material payments under such indemnities.

Litigation

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

13.	Employee Benefit Plans

The Company offers defined contribution retirement plans which cover the majority of its U.S. employees, as well as employees in certain other countries. The Company’s expense relating to defined contribution plans was $25,826, $21,748 and $13,109 for the years ended December 31, 2011, 2010 and 2009, respectively.

The Company sponsors qualified defined benefit pension plans covering certain employees of the Company and its subsidiaries. The plans’ benefits are generally based on years of service and employee compensation.  The Company also provides to certain management employees, through non-qualified plans, supplemental retirement benefits in excess of qualified plan limits imposed by federal tax law.

The Company also maintains post retirement benefit plans which cover approximately 1,589 participants, approximately 218 of whom are eligible for medical benefits.  These plans are effectively closed to new entrants. The post-retirement benefit obligation amounts at December 31, 2011 and 2010 include approximately $3,790 and $3,529 in obligations, respectively, recorded in discontinued operations.  The supplemental and post retirement benefit plans are supported by the general assets of the Company.

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
Obligations and Funded Status

The following tables summarize the balance sheet impact, including the benefit obligations, assets and funded status associated with the Company's significant defined benefit and other postretirement plans at December 31, 2011 and 2010.

	Qualified Defined Benefits				Non-Qualified
	U.S. Plan		Non-U.S. Plans		Supplemental Benefits		Post-Retirement Benefits
	2011	2010	2011	2010	2011	2010	2011	2010
Change in benefit obligation
Benefit obligation at beginning of year	$416,755	$380,096	$164,288	$161,110	$127,035	$127,355	$14,508	$15,329
Benefits earned during the year	14,167	11,272	3,278	3,415	4,064	4,241	206	279
Interest cost	27,237	22,531	9,019	8,043	7,841	7,677	723	837
Plan participants' contributions	-	-	815	809	-	-	1,364	2,094
Benefits paid	(50,142	(24,002)	(7,012	(6,416)	(12,726	(18,471)	(2,865	(3,576)
Actuarial loss (gain)	40,020	26,081	10,481	(464)	23,016	4,885	1,368	(455)
Business acquisitions/divestitures	79,970	-	7,592	-	18,000	-	-	-
Amendments	258	777	-	1,004	2,673	1,348	-	-
Settlements and curtailments	(1,628	-	-	(1,697)	-	-	(207	-
Currency translation and other	123	-	(3,451	(1,516)	-	-	256	-
Benefit obligation at end of year	526,760	416,755	185,010	164,288	169,903	127,035	15,353	14,508

Change in Plan Assets
Fair value of plan assets at beginning of year	409,783	360,168	121,815	107,473	-	-	-	-
Actual return on plan assets	47,307	43,617	452	11,588	-	-	-	-
Company contributions	42,000	30,000	7,275	8,163	12,726	18,471	1,566	1,567
Employee contributions		-	815	809	-	-	1,364	2,094
Benefits paid	(50,142	(24,002)	(7,012	(6,416)	(12,726	(18,471)	(2,930	(3,661)
Business acquisitions/divestitures	66,243	-	-	-	-	-	-	-
Settlements and curtailments	-	-	-	(503)	-	-	-	-
Currency translation	-	-	(1,538	701	-	-	-	-
Fair value of plan assets at end of year	515,191	409,783	121,807	121,815	-	-	-	-
Funded status	$(11,569	$(6,972)	$(63,203	$(42,473)	$(169,903	$(127,035)	$(15,353	$(14,508)

Amounts recognized in the Balance Sheets consist of:
Assets and Liabilities:
Other assets and deferred charges	$-	$-	$2,052	$5,930	$-	$-	$-	$-
Accrued compensation and employee benefits	-	-	(1,293	(1,343)	(18,913	(17,670)	(1,079	(1,036)
Other deferrals (principally compensation)	(11,569	(6,972)	(63,962	(47,060)	(150,990	(109,365)	(14,274	(13,472)
Total Assets and Liabilites	(11,569	(6,972)	(63,203	(42,473)	(169,903	(127,035)	(15,353	(14,508)

Net actuarial losses (gains)	$182,143	$160,922	$22,892	$7,683	$12,857	(10,159)	$(1,284	(2,917)
Prior service cost (credit)	4,819	7,046	1,377	1,501	46,852	51,445	(1,922	(2,262)
Net asset at transition, other	-	-	(112	(155)	-	-	-	-
Deferred taxes	(65,437	(58,788)	(5,474	(1,057)	(20,899	(14,451)	1,063	1,754
Total Accumulated Other Comprehensive Loss (Earnings), net of tax	121,525	109,180	18,683	7,972	38,810	26,835	(2,143	(3,425)
Net amount recognized at December 31,	$109,956	$102,208	$(44,520	$(34,501)	$(131,093	$(100,200)	$(17,496	$(17,933)

Accumulated benefit obligations	$478,561	$378,510	$166,853	$153,916	$126,417	$95,771

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)

The Company’s net unfunded status at December 31, 2011 includes $11,569 relating to the U.S. Dover Corporate Pension Plan and $63,203 relating to the Company’s significant international plans, some in locations where it is not economically advantageous to pre-fund the plans due to local regulations. The majority of the international obligations relate to defined pension plans operated by the Company’s businesses in Germany, the United Kingdom and Switzerland.

The accumulated benefit obligation for all defined benefit pension plans was $771,831 and $628,197 at December 31, 2011 and 2010, respectively.   Pension plans with accumulated benefit obligations in excess of plan assets consist of the following at December 31, 2011 and 2010:

	2011	2010
Projected benefit obligation (PBO)	$317,223	$241,923
Accumulated benefit obligation (ABO)	259,850	201,617
Fair value of plan assets	82,654	66,485

Net Periodic Benefit Cost

Components of the net periodic benefit cost were as follows:

	Qualified Defined Benefits
	U.S. Plan			Non-U.S. Plans			Non-Qualified Supplemental Benefits			Post-Retirement Benefits
	2011	2010	2009	2011	2010	2009	2011	2010	2009	2011	2010	2009
Service Cost	$14,167	$11,272	$10,959	$3,278	$3,415	$3,012	$4,064	$4,241	$6,188	$206	$279	$314
Interest Cost	27,237	22,531	21,555	9,019	8,043	7,381	7,841	7,677	8,688	723	837	959
Expected return on plan assets	(38,472)	(31,912)	(28,998)	(8,148)	(6,377)	(5,614)	-	-	-	-	-	-
Amortization of:
Prior service cost (income)	1,304	1,303	1,258	122	62	34	7,266	7,266	7,706	(409)	(409)	(172)
Transition obligation	-	-	-	(44)	(42)	(43)	-	-	-	-	-	-
Recognized actuarial (gain) loss	8,335	5,082	4,913	254	392	303	-	-	-	(241)	(398)	(426)
Settlement and curtailment gain (loss)	1,180	-	-	2,030	(347)	(795)	-	-	(1)	(137)	-	-
Other	123	-	-	-	-	-	-	-	-	256	-	-
Total net periodic benefit cost	$13,874	$8,276	$9,687	$6,511	$5,146	$4,278	$19,171	$19,184	$22,581	$398	$309	$675

Amounts expected to be amortized from Accumulated Other Comprehensive Earnings (Loss) into net periodic benefit cost during 2012 are as follows:

	Qualified Defined Benefits		Non-Qualified Supplemental Benefits	Post-Retirement
	U.S. Plan	Non-U.S. Plans
Amortization of:
Prior service cost (income)	$1,048	$119	$7,425	$(409)
Transition obligation	-	(46)	-	-
Recognized actuarial loss (gain)	13,515	597	138	(173)
Total	$14,563	$670	$7,563	$(582)

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)
Assumptions

The Company determines actuarial assumptions on an annual basis.

The weighted-average assumptions used in determining the benefit obligations were as follows:

	Qualified Defined Benefits				Non-Qualified		Post-Retirement Benefits
	U.S. Plan		Non-U.S. Plans		Supplemental Benefits
	2011	2010	2011	2010	2011	2010	2011	2010
Discount rate	4.85%	5.50%	4.62%	5.04%	4.77%	5.50%	4.45%	5.10%
Average wage increase	4.00%	4.50%	3.43%	3.73%	4.50%	4.50%	na	na
Ultimate medical trend rate	-	-	-	-	-	-	5.00%	5.00%

The weighted average assumptions used in determining the net periodic cost were as follows:

	Qualified Defined Benefits						Non- Qualified Supplemental Benefits
	U.S. Plan			Non-U.S. Plans						Post-Retirement Benefits
	2011	2010	2009	2011	2010	2009	2011	2010	2009	2011	2010	2009
Discount rate	5.50%	5.95%	6.10%	5.04%	5.15%	5.45%	5.50%	5.95%	6.10%	5.10%	5.50%	6.00%
Average wage increase	4.50%	4.50%	4.50%	3.73%	3.68%	3.72%	4.50%	4.50%	6.00%	na	na	na
Expected return on plan assets	7.75%	7.75%	7.75%	6.45%	6.10%	6.51%	-	-	-	-	-	-

The Company’s discount rate assumption is determined by developing a yield curve based on high quality corporate bonds with maturities matching the plans’ expected benefit payment streams. The plans’ expected cash flows are then discounted by the resulting year-by-year spot rates.

For post-retirement benefit measurement purposes, an 8.5% annual rate of increase in the per capita cost of covered benefits (i.e., health care cost trend rates) was assumed for 2012. The rate was assumed to decrease gradually to 5% by the year 2018 and remain at that level thereafter. The health care cost trend rate assumption can have an effect on the amounts reported. For example, increasing (decreasing) the assumed health care cost trend rates by one percentage point in each year would increase (decrease) the accumulated post-retirement benefit obligation as of December 31, 2011 by $405 and ($389), respectively, and would have a negligible impact on the net post-retirement benefit cost for 2011.

Plan Assets

The primary financial objective of the plans is to secure participant retirement benefits.  Accordingly, the key objective in the plans’ financial management is to promote stability and, to the extent appropriate, growth in the funded status.  Related and supporting financial objectives are established in conjunction with a review of current and projected plan financial requirements.

As it relates to the funded defined benefit pension plans, the Company’s funding policy is consistent with the funding requirements of the Employment Retirement Income Security Act (“ERISA”) and applicable international laws.  The Company is responsible for overseeing the management of the investments of the plans’ assets and otherwise ensuring that the plans’ investment programs are in compliance with ERISA, other relevant legislation, and related plan documents.  Where relevant, the Company has retained professional investment managers to manage the plans’ assets and implement the investment process. The investment managers, in implementing their investment processes, have the authority and responsibility to select appropriate investments in the asset classes specified by the terms of their applicable prospectus or investment manager agreements with the plans.

The assets of the plans are invested to achieve an appropriate return for the plans consistent with a prudent level of risk. The asset return objective is to achieve, as a minimum over time, the passively managed return earned by market index funds, weighted in the proportions outlined by the asset class exposures identified in the plans’ strategic allocation.  The expected return on assets assumption used for pension expense is developed through analysis of historical market returns, statistical analysis, current market conditions and the past experience of plan asset investments. Overall, it is projected that the investment of plan assets within Dover’s U.S. Corporate Pension Plan will achieve a 7.75% net return over time from the asset allocation strategy.

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)

The Company’s actual and target weighted-average asset allocation for our U.S. Corporate Pension Plan was as follows:
	December 2011	December 2010	Current Target
Equity - domestic	39%	40%	35%
Equity - international	19%	22%	22%
Fixed income - domestic	36%	32%	35%
Real estate and other	6%	6%	8%
Total	100%	100%	100%

While the non-U.S. investment policies are different for each country, the long-term objectives are generally the same as for the U.S. pension assets. The Company's non-U.S. plans were expected to achieve rates of return on invested assets of 6.45% in 2011, 6.10% in 2010, and 6.51% in 2009.

The fair values of both U.S. and non-U.S. pension plan assets by asset category within the ASC 820 hierarchy (as defined in Note 9) are as follows at December 31, 2011 and 2010:

	U.S. Plan
	At December 31, 2011				At December 31, 2010
	Level 1	Level 2	Level 3	Total Fair Value	Level 1	Level 2	Level 3	Total Fair Value
Asset category:
Common stocks:
U.S. companies	$153,816	$-	$-	$153,816	$126,567	$-	$-	$126,567
Non-U.S. companies	3,065	-	-	3,065	5,381	-	-	5,381
Fixed income investments:
Corporate bonds	-	55,716	-	55,716	-	41,254	-	41,254
Private placements	-	3,791	-	3,791	-	3,085	-	3,085
Government securities	9,268	115,873	-	125,141	6,070	77,691	-	83,761
Common stock funds:
Mutual funds	38,476	-	-	38,476	32,533	-	-	32,533
Collective trusts	-	94,396	-	94,396	-	89,093	-	89,093
Real estate funds	-	-	26,481	26,481	-	-	23,056	23,056
Other	-	-	4,561	4,561	-	-	-	-
Cash and equivalents	9,748	-	-	9,748	5,053	-	-	5,053
	$214,373	$269,776	$31,042	$515,191	$175,604	$211,123	$23,056	$409,783

	Non-U.S. Plans
	At December 31, 2011				At December 31, 2010
	Level 1	Level 2	Level 3	Total Fair Value	Level 1	Level 2	Level 3	Total Fair Value
Asset category:
Common stocks	$23,450	$-	$-	$23,450	$28,265	$-	$-	$28,265
Fixed income investments	-	36,629	-	36,629	-	38,221	-	38,221
Common stock funds	-	49,680	-	49,680	-	41,596	-	41,596
Real estate funds	-	-	7,053	7,053	-	-	7,349	7,349
Cash and equivalents	2,258	-	-	2,258	5,098	-	-	5,098
Other	-	2,737	-	2,737	-	1,286	-	1,286
	$25,708	$89,046	$7,053	$121,807	$33,363	$81,103	$7,349	$121,815

Common stocks represent investments in domestic and foreign equities which are publicly traded on active exchanges and are valued based on quoted market prices.

Fixed income investments include U.S. treasury bonds and notes, which are valued based on quoted market prices, as well as investments in other government and municipal securities and corporate bonds, which are valued based on yields currently available on comparable securities of issuers with similar credit ratings.

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)

Common stock funds consist of mutual funds and collective trusts. Mutual funds are valued by obtaining quoted prices from nationally recognized securities exchanges. Collective trusts are valued using Net Asset Value (the “NAV”) as of the last business day of the year. The NAV is based on the underlying value of the assets owned by the fund minus its liabilities, and then divided by the number of shares outstanding. The value of the underlying assets is based on quoted prices in active markets.

The real estate funds are valued on an annual basis using third-party appraisals, with adjustments estimated on a quarterly basis using discounted cash flow models which consider such inputs as revenue and expense growth rates, terminal capitalization rates and discount rates. The Company believes this is an appropriate methodology to obtain the fair value of these assets.

The methods described above may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values.  Furthermore, while the Company believes its valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value measurement at the reporting date.

The fair value measurement of plan assets using significant unobservable inputs (Level 3) changed during 2011 due to the following:
Level 3 Investments
Balance at December 31, 2009	$26,120
Realized losses	(26)
Unrealized gains	2,444
Purchases, sales, issuances and settlements, net	1,867
Balance at December 31, 2010	$30,405
Realized gains	(3)
Unrealized gains	2,348
Purchases, sales, issuances and settlements, net	5,345
Balance at December 31, 2011	$38,095

There were no significant transfers between Level 1 and Level 2 investments during 2011 or 2010.

Future Estimates

Benefit Payments

Estimated future benefit payments to retirees, which reflect expected future service, are as follows:

	Qualified Defined Benefits		Non-Qualified Supplemental Benefits	Post-Retirement Benefits
	U.S. Plan	Non-U.S. Plans
2012	$46,340	$4,382	$18,913	$$1,079
2013	34,628	4,585	11,901	1,078
2014	35,044	4,780	7,417	1,073
2015	35,398	5,847	33,329	1,085
2016	35,102	5,834	12,905	1,070
2017-2021	193,191	38,543	73,184	4,546
Contributions

In 2012, the Company expects to contribute approximately $20 to $40 million to its U.S. plan and approximately $6.1 million to its non-U.S. plans. Additionally, in 2012, the Company expects to fund benefit payments of approximately $18.9 million to plan participants of its unfunded, non-qualified, supplemental benefit plans.

Multiemployer Pension Plans

The Company, through its subsidiaries, participates in a few multiemployer pension plans covering approximately 100 employees working under U.S. collective bargaining agreements. None of these plans are considered individually significant to the Company.  Contributions to multiemployer plans totaled less than $2 million in each of the last three years, 2011 to 2009.

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)

14.	Other Comprehensive Earnings

The amounts recognized in other comprehensive earnings for the years ended December 31 are as follows:

	Pre-tax	Tax	Net of tax
Year Ended December 31, 2011
Foreign currency translation adjustments	$(74,476)	$13,954	$(60,522)
Pension and other post retirement plan adjustments	(54,519)	18,204	(36,315)
Changes in fair value of cash flow hedges and other	(1,379)	545	(834)
	$(130,374)	$32,703	$(97,671)
Year Ended December 31, 2010
Foreign currency translation adjustments	$(33,636)	$-	$(33,636)
Pension and other post retirement plan adjustments	(2,468)	1,189	(1,279)
Changes in fair value of cash flow hedges	360	(126)	234
	$(35,744)	$1,063	$(34,681)
Year Ended December 31, 2009
Foreign currency translation adjustments	$76,442	$-	$76,442
Pension and other post retirement plan adjustments	(1,767)	(1,740)	(3,507)
Changes in fair value of cash flow hedges	1,673	(582)	1,091
	$76,348	$(2,322)	$74,026

The components of accumulated other comprehensive (loss) earnings as of December 31, 2011 and 2010 are as follows:

	2011	2010
Cumulative foreign currency translation adjustments	$126,992	$187,514
Pension and other post retirement plan adjustments	(176,877)	(140,562)
Changes in fair value of cash flow hedges	2,375	3,209
	$(47,510)	$50,161

15.	Segment Data

Effective October 1, 2011, the Company reorganized into four new business segments that are aligned with the key end-markets they serve:  Communication Technologies, Energy, Engineered Systems and Printing & Identification.

Therefore, consistent with the requirements of segment reporting, the Company has revised its operating segments to align with the revised operating and management reporting structure.  All years presented have been conformed to the current year presentation.  The Company’s segment reorganization is intended to provide better alignment and focus around its end-markets, allow for better leverage of its executive leadership talent and expertise, help improve the sharing and leveraging of resources within and between the four segments, enhance execution of business-specific strategies, and facilitate internal and external benchmarking against companies serving similar markets.

The Communication Technologies segment is engaged in the design and manufacture of innovative products and components in the communications, life sciences, aerospace/industrial, defense, and telecommunication/other markets.  The Energy segment provides highly-engineered solutions for the safe and efficient extraction and handling of oil and gas in the drilling, production and downstream markets.  The Engineered Systems segment is comprised of two platforms, Fluid Solutions and Refrigeration & Industrial, which are industry leaders in the fluids systems, refrigeration and food equipment, waste & recycling and industrial markets.  The Printing & Identification segment provides integrated printing, coding, and testing solutions for the fast moving consumer goods, industrial and electronics markets.

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)

Selected financial information by market segment is as follows:
	Years Ended December 31,
	2011	2010	2009
REVENUE:
Communication Technologies	$1,360,077	$1,076,012	$916,031
Energy	1,900,749	1,303,507	998,272
Engineered Systems	3,100,735	2,786,442	2,298,581
Printing & Identification	1,592,964	1,476,830	1,133,499
Intra-segment eliminations	(4,385)	(2,600)	(2,052)
Total consolidated revenue	$7,950,140	$6,640,191	$5,344,331

EARNINGS FROM CONTINUING OPERATIONS:
Segment earnings:
Communication Technologies	$226,382	$205,215	$142,541
Energy	450,637	316,113	211,962
Engineered Systems	445,186	382,644	280,346
Printing & Identification	226,534	237,368	78,026
Total segments	1,348,739	1,141,340	712,875
Corporate expense / other (1)	137,979	135,714	117,994
Net interest expense	115,596	106,422	100,472
Earnings from continuing operations before provision for income taxes and discontinued operations	1,095,164	899,204	494,409
Provision for taxes	248,799	208,453	120,986
Earnings from continuing operations - total consolidated	$846,365	$690,751	$373,423

OPERATING MARGINS:
Segments:
Communication Technologies	16.6%	19.1%	15.6%
Energy	23.7%	24.3%	21.2%
Engineered Systems	14.4%	13.7%	12.2%
Printing & Identification	14.2%	16.1%	6.9%
Total Segments	17.0%	17.2%	13.3%
Earnings from continuing operations	13.8%	13.5%	9.3%

DEPRECIATION and AMORTIZATION:
Communication Technologies	$101,839	$72,262	$69,393
Energy	77,819	48,842	40,349
Engineered Systems	74,776	72,526	68,992
Printing & Identification	46,148	46,302	51,532
Corporate	2,561	2,037	1,097
Consolidated total	$303,143	$241,969	$231,363

CAPITAL EXPENDITURES:
Communication Technologies	$111,402	$41,222	$25,339
Energy	74,953	48,916	31,662
Engineered Systems	58,610	57,476	37,612
Printing & Identification	19,524	15,623	16,989
Corporate	7,320	11,608	1,370
Consolidated total	$271,809	$174,845	$112,972

(1)
Certain expenses are maintained at the corporate level and not allocated to the segments. These expenses include executive and functional compensation costs, non-service pension costs, non-operating insurance expenses, and various administrative expenses relating to the corporate headquarters.

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)

Selected financial information by market segment (continued):

TOTAL ASSETS AT DECEMBER 31:	2011	2010	2009
Communication Technologies	$2,471,918	$1,540,636	$1,530,348
Energy	1,699,395	1,010,415	831,829
Engineered Systems	2,247,532	2,091,519	2,022,539
Printing & Identification	1,793,589	1,840,870	1,770,640
Corporate (principally cash and cash equivalents)	1,284,575	1,448,210	1,053,496
Total assets - continuing operations	9,497,009	7,931,650	7,208,852
Assets from discontinued operations	4,441	627,093	673,550
Consolidated total	$9,501,450	$8,558,743	$7,882,402

	Revenue			Long-Lived Assets
	Years Ended December 31,			At December 31,
	2011	2010	2009	2011	2010

United States	$4,037,670	$3,439,201	$2,877,770	$571,239	$494,323
Europe	1,348,693	1,204,676	1,074,625	184,688	139,870
Other Americas	788,844	641,990	439,457	51,788	44,855
Asia	1,502,173	1,175,484	769,430	184,160	105,629
Other	272,760	178,840	183,049	8,995	947
Consolidated total	$7,950,140	$6,640,191	$5,344,331	$1,000,870	$785,624

Revenue is attributed to regions based on the location of the Company’s customer, which in some instances is an intermediary and not necessarily the end user. Long-lived assets are comprised of net property, plant and equipment. The Company’s businesses are based primarily in the United States of America and Europe. The Company’s businesses serve thousands of customers, none of which accounted for more than 10% of consolidated revenue. Accordingly, it is impractical to provide revenue from external customers for each product and service sold by segment.

16.	Stockholders’ Equity

The Company has the authority to issue up to 100,000 shares of $100 par value preferred stock and up to 500,000,000 shares of $1 par value common stock.  None of the preferred stock has been issued.  As of December 31, 2011 and 2010, 250,591,610 and 249,361,340 shares of common stock were issued, and the Company had 67,000,487 and 62,885,348 treasury shares, held at cost, respectively.

Share Repurchases

2011- During the year ended December 31, 2011, the Company repurchased 4,034,973 shares of its common stock in the open market. The Company also repurchased 80,166 shares from the holders of its employee stock options when they tendered these shares as full or partial payment of the exercise price of such options.  Therefore, during the year ended December 31, 2011, a total of 4,115,139 shares were repurchased at an average price of $58.93 per share.  Approximately 2.5 million shares were available for repurchase as of the end of December 2011.

2010 -During the year ended December 31, 2010, the Company repurchased 2,335,500 shares of its common stock in the open market under the five-year, 10,000,000 share repurchase authorized by the Board of Directors in May 2007 (the “five-year authorization”). The Company also repurchased 82,455 shares from the holders of its employee stock options when they tendered these shares as full or partial payment of the exercise price of such options. Therefore, during the year ended December 31, 2010 a total of 2,417,955 shares were repurchased at an average price of $51.10 per share. Approximately 6.6 million shares were available for repurchase as of the end of December 2010.

2009 - The Company had no share repurchases in 2009.  Approximately 8.9 million shares remained authorized for repurchase under the five-year authorization as of December 31, 2009.

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)

17.	Quarterly Data (Unaudited)

			Continuing Operations			Net Earnings
Quarter	Revenue	Gross Profit	Earnings	Per Share - Basic	Per Share - Diluted	Net Earnings	Per Share - Basic	Per Share - Diluted
2011
First	$1,812,078	$711,751	$174,791	$0.94	$0.92	$194,905	$1.04	$1.03
Second	1,994,970	775,996	239,198	1.28	1.26	249,769	1.34	1.32
Third	2,138,606	806,282	223,438	1.20	1.19	172,280	0.93	0.91
Fourth	2,004,486	757,395	208,938	1.13	1.12	278,289	1.51	1.49
	$7,950,140	$3,051,424	$846,365	4.55	4.48	$895,243	4.82	4.74

2010
First	$1,481,055	$590,452	$122,288	$0.65	$0.65	$108,127	$0.58	$0.58
Second	1,664,447	658,824	167,226	0.90	0.89	169,870	0.91	0.90
Third	1,757,253	680,557	216,331	1.16	1.15	223,759	1.20	1.19
Fourth	1,737,436	686,772	184,906	0.99	0.97	198,348	1.06	1.04
	$6,640,191	$2,616,605	$690,751	3.70	3.65	$700,104	3.75	3.70

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 31, 2011, 2010 and 2009
(In thousands)

Allowance for Doubtful Accounts	Balance at Beginning of Year	Acquired by Purchase or Merger	Charged to Cost and Expense (A)	Accounts Written Off	Other	Balance at End of Year
Year Ended December 31, 2011
Allowance for Doubtful Accounts	$29,856	73	6,442	(10,048)	(1,336)	$24,987
Year Ended December 31, 2010
Allowance for Doubtful Accounts	$37,349	-	(847)	(6,001)	(645)	$29,856
Year Ended December 31, 2009
Allowance for Doubtful Accounts	$31,298	-	12,894	(8,828)	1,985	$37,349

(A) Net of recoveries on previously reserved or written-off balances.

Deferred Tax Valuation Allowance	Balance at Beginning of Year	Acquired by Purchase or Merger	Additions	Reductions	Other	Balance at End of Year
Year Ended December 31, 2011
Deferred Tax Valuation Allowance	$38,136	-	-	(15,412)	-	$22,724
Year Ended December 31, 2010
Deferred Tax Valuation Allowance	$43,171	-	-	(5,035)	-	$38,136
Year Ended December 31, 2009
Deferred Tax Valuation Allowance	$55,486	-	2,875	(15,190)	-	$43,171

LIFO Reserve	Balance at Beginning of Year	Acquired by Purchase or Merger	Charged to Cost and Expense	Reductions	Other	Balance at End of Year
Year Ended December 31, 2011
LIFO Reserve	$45,742	-	9,603	-	-	$55,345
Year Ended December 31, 2010
LIFO Reserve	$44,195	-	1,547	-	-	$45,742
Year Ended December 31, 2009
LIFO Reserve	$52,312	-	-	(8,117)	-	$44,195

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL  DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act were effective as of December 31, 2011 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and (ii) accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Controls

During the fourth quarter of 2011, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information with respect to the directors and the board committees of the Company required to be included pursuant to this Item 10 is included in the 2012 Proxy Statement which will be filed with the Securities and Exchange Commission pursuant to Rule 14a-6 under the Exchange Act in accordance with applicable SEC deadlines, and is incorporated in this Item 10 by reference. The information with respect to the executive officers of the Company required to be included pursuant to this Item 10 is included under the caption “Executive Officers of the Registrant” in Part I of this Form 10-K and is incorporated in this Item 10 by reference.

The information with respect to Section 16(a) reporting compliance required to be included in this Item 10 is included in our 2012 Proxy Statement and is incorporated in this Item 10 by reference.

The Company has adopted a code of ethics that applies to its chief executive officer and senior financial officers. A copy of this code of ethics can be found on our website at www.dovercorporation.com.  In the event of any amendment to, or waiver from, the code of ethics, we will publicly disclose the amendment or waiver by posting the information on our website.

ITEM 11.  EXECUTIVE COMPENSATION

The information with respect to executive compensation required to be included pursuant to this Item 11 is included in our 2012 Proxy Statement and is incorporated in this Item 11 by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The information regarding security ownership of certain beneficial owners and management that is required to be included pursuant to this Item 12 is included in our 2012 Proxy Statement and is incorporated in this Item 12 by reference.

Equity Compensation Plans

The Equity Compensation Plan Table below presents information regarding the our equity compensation plans at December 31, 2011:

	(a)	(b)	(c)
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by stockholders	11,336,728	$42.91	7,038,668
Equity compensation plans not approved by stockholders	-	-	-
Total	11,336,728	$42.91	7,038,668

The Company has three compensation plans under which equity securities have been authorized for issuance and have been issued to employees and to non-employee directors. These are the 1995 Incentive Stock Option Plan and 1995 Cash Performance Program (the “1995 Plan”), the 2005 Equity and Cash Incentive Plan (the “2005 Plan”) and the 1996 Non-Employee Directors’ Stock Compensation Plan (the “Directors’ Plan”). The information regarding these plans that is required to be included pursuant to this Item 12 is included in the 2012 Proxy Statement and is incorporated in this Item 12 by reference. The table above does not reflect shares eligible for issuance under the 1996 Non-Employee Directors’ Stock Compensation Plan, which does not specify a maximum number of shares issuable under it.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information with respect to any reportable transaction, business relationship or indebtedness between the Company and the beneficial owners of more than 5% of the Common Stock, the directors or nominees for director of the Company, the executive officers of the Company or the members of the immediate families of such individuals that are required to be included pursuant to this Item 13 is included in the 2012 Proxy Statement and is incorporated in this Item 13 by reference.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information with respect to the Company’s relationship with its independent registered public accounting firm and fees paid thereto required to be included pursuant to this Item 14 is included in the 2012 Proxy Statement and is incorporated in this Item 14 by reference.

The information with respect to audit committee pre-approval policies and procedures required to be included pursuant to this Item 14 is included in the 2012 Proxy Statement and is incorporated in this Item 14 by reference.

PART IV

Item 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

a)	The following documents are filed as part of this report:

(1)	Financial Statements. The financial statements are set forth under “Item 8. Financial Statements and Supplementary Data” of this Form 10-K.

(2)
Schedules. The following financial statement schedule is set forth under “Item 8. Financial Statements and Supplementary Data” of this Form 10-K.  All other schedules have been omitted because they are not required, are not applicable or the required information is included in the financial statements or the notes thereto.

•	Schedule II – Valuation and Qualifying Accounts

(3)
Exhibits.  The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this Form 10-K.  The exhibits will be filed with the SEC but will not be included in the printed version of the Annual Report to Shareholders.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned thereunto duly authorized.

Dover Corporation

By:	/s/ Robert A. Livingston
Robert A. Livingston
President and Chief Executive Officer

Date: February 10, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated. Each of the undersigned, being a director or officer of Dover Corporation (the “Company”), hereby constitutes and appoints Robert A. Livingston, Brad M. Cerepak and Joseph W. Schmidt, and each of them (with full power to each of them to act alone), his or her true and lawful attorney-in-fact and agent for him or her and in his or her name, place and stead in any and all capacities, to sign the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011 under the Securities Exchange Act of 1934, as amended, and any and all amendments thereto, and to file the same with all exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission and any other appropriate authority, granting unto such attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing required and necessary to be done in and about the premises in order to effectuate the same as fully to all intents and purposes as he or she might or could do if personally present, hereby ratifying and confirming all that such attorneys-in-fact and agents, or any of them, may lawfully do or cause to be done by virtue hereof.

Signature	Title	Date

/s/ Robert W. Cremin	Chairman, Board of Directors	February 10, 2012
Robert W. Cremin

/s/ Robert A. Livingston	Chief Executive Officer, President and Director (Principal Executive Officer)	February 10, 2012
Robert A. Livingston

/s/ Brad M. Cerepak	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 10, 2012
Brad M. Cerepak

/s/ Raymond T. Mckay, Jr.	Vice President, Controller (Principal Accounting Officer)	February 10, 2012
Raymond T. McKay, Jr.

/s/ David H. Benson	Director	February 10, 2012
David H. Benson

/s/ Jean-Pierre M. Ergas	Director	February 10, 2012
Jean-Pierre M. Ergas

/s/ Peter T. Francis	Director	February 10, 2012
Peter T. Francis

/s/ Kristiane C. Graham	Director	February 10, 2012
Kristiane C. Graham

Signature	Title	Date

/s/ Richard K. Lochridge	Director	February 10, 2012
Richard K. Lochridge

/s/ Bernard G. Rethore	Director	February 10, 2012
Bernard G. Rethore

/s/ Michael B. Stubbs	Director	February 10, 2012
Michael B. Stubbs

/s/ Stephen M. Todd	Director	February 10, 2012
Stephen M. Todd

/s/ Stephen K. Wagner	Director	February 10, 2012
Stephen K. Wagner

/s/ Mary A. Winston	Director	February 10, 2012
Mary A. Winston

EXHIBIT INDEX

(2.1)
Sale and Purchase Agreement, dated as of December 22, 2010, between the Company, NXP B.V., Knowles Electronics, LLC, EFF Acht Beteiligungsverwaltung GmbH and NXP Semiconductors N.V., filed as Exhibit 2.1 to the Company's Annual Report on Form 10-K for the period ended December 31, 2010, is incorporated by reference (confidential portions omitted and filed separately with the SEC).

(3)(i)(a)	Restated Certificate of Incorporation, filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 1998 (SEC File No. 001-04018), is incorporated by reference.
(3)(i)(b)
Certificate of Correction to the Restated Certificate of Incorporation dated as of January 24, 2002, filed as Exhibit 3(i) to the Company’s Current Report on Form 8-K filed February 28, 2002 (SEC File No. 001-04018), is incorporated by reference.

(3)(ii)
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

(4.3)
Indenture, dated as of February 8, 2001 between the Company and BankOne Trust Company, N.A., as trustee, filed as Exhibit 4.1 to the Company’s current report on Form 8-K filed February 13, 2001 (SEC File No. 001-04018), is incorporated by reference.

(4.4)
Form of 6.50% Notes due February 15, 2011 ($400,000,000 aggregate principal amount), filed as Exhibit 4.3 to the Company’s Current report on Form 8-K filed February 13, 2001 (SEC File No. 001-04018), is incorporated by reference.

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

(4.10)
Form of Global Note representing 6.60% Notes due March 15, 2038 ($250,000,000 aggregate principal amount) filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K filed March 14, 2008 (SEC File No. 001-04018) is incorporated by reference.

The Company agrees to furnish to the Securities and Exchange Commission upon request, a copy of any instrument with respect to long-term debt under which the total amount of securities authorized does not exceed 10 percent of the total consolidated assets of the Company.

(4.11)	Third Supplemental Indenture between the Company and The Bank of New York Mellon, as trustee, filed as Exhibit 4.1 to the Company's Current Report on Form 8-K filed February 22, 2011 (SEC File No. 001-04018) is incorporated by reference.
(4.12)	Form of 4.300% Notes due March 1, 2021 ($450,000,000 aggregate principal amount), filed as Exhibit 4.2 to the Company's Current Report on Form 8-K filed February 22, 2011 (SEC File No. 001-04018) is incorporated by reference.
(4.13)	Form of 5.375% Notes due March 1, 2041 ($350,000,000 aggregate principal amount), filed as Exhibit 4.3 to the Company's Current Report on Form 8-K filed February 22, 2011 (SEC File No. 001-04018) is incorporated by reference.
(10.1)	Employee Savings and Investment Plan, filed as Exhibit 99 to Registration Statement on Form S-8 (SEC File No. 33-01419), is incorporated by reference.*
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

(10.8)	Form of award grant letter for SSAR grants made under 2005 Equity and Cash Incentive Plan. * (1)
(10.9)	Form of award grant letter for cash performance awards made under the 2005 Equity and Cash Incentive Plan. * (1)
(10.10)	Form of award grant letter for performance share awards made under the 2005 Equity and Cash Incentive Plan. * (1)
(10.11)
Pension Replacement Plan (formerly the Supplemental Executive Retirement Plan), as amended and restated as of January 1, 2010, filed as Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 (SEC File No. 001-04018) is incorporated by reference.*

(10.12)
Letter Agreement between Robert G. Kuhbach and the Company, dated November 13, 2009, filed as Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 (SEC File No. 001-04018) is incorporated by reference.*

(10.13)
Five-year Credit Agreement dated as of November 10, 2011 by and among Dover Corporation, the Borrowing Subsidiaries party hereto, the Lenders party hereto, JPMorgan Chase Bank, N.A as Administrative Agent, Bank of America, N.A., and Wells Fargo Bank National Association, as Syndication Agents, and J.P. Morgan Securities LLC, and Merrill Lynch, Pierce, Fenner & Smith Incorporated and Wells Fargo Securities, LLC, as Joint Lead Arrangers and Joint Bookrunners. (1)

(10.14)
Form of award grant letter for restricted stock awards made under the 2005 Equity and Cash Incentive Plan, filed as Exhibit 10.15 to the Company's Annual Report on Form 10-K for the period ended December 31, 2010, is incorporated by reference.*

(10.15)
Amendment No. 1 to the Executive Employee Supplemental Retirement Agreement with Robert A. Livingston, Jr., filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed March 3, 2010 (SEC  File No. 001-04018), is incorporated by reference.*

(10.16)	Executive Severence Plan, filed as Exhibit 10.17 to the Company's Annual Report on Form 10-K for the period ended December 31, 2010, is incorporated by reference.*
(10.17)	Senior Executive Change-in-Control Severence Plan, filed as Exhibit 10.18 to the Company's Annual Report on Form 10-K for the period ended December 31, 2010, is incorporated by reference.*
(10.18)	Underwriting Agreement between the Company and Goldman Sachs & Co., J.P. Morgan Securities LLC, Merrill Lynch, Pierce, Fenner & Smith, Deutsche Bank Securities Inc., RBS Securities Inc., Wells Fargo Securities, LLC, Morgan Stanley & Co. Incorporated, Lazard Capital Markets LLC, and Scotia Capital (USA) Inc., filed as Exhibit 1.2 to the Company's Current Report on Form 8-K filed February 22, 2011 (SEC File No. 001-04018) is incorporated by reference.
(10.19)	Letter Agreement between Raymond Hoglund and the Company, dated as of May 31, 2011. * (1)
(21)	Subsidiaries of Dover. (1)
(23)	Consent of Independent Registered Public Accounting Firm. (1)
(24)	Power of Attorney (included in signature page). (1)
(31.1)	Certification pursuant to Rule 13a-14 of the Securities and Exchange Act of 1934, as amended, signed and dated by Brad M. Cerepak. (1)
(31.2)	Certification pursuant to Rule 13a-14 of the Securities and Exchange Act of 1934, as amended, signed and dated by Robert A. Livingston. (1)
(32)	Certification pursuant to 18 U.S.C. Section 1350, signed and dated by Brad M. Cerepak and Robert A. Livingston. (1)
(101)
The following materials from Dover Corporation’s Annual Report on Form 10-K for the year ended December 31, 2011 formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Earnings, (ii) Consolidated Statements of Comprehensive Earnings (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statement of Cash Flows, and (vi) Notes to the Consolidated Financial Statements.  (1)

*	Executive compensation plan or arrangement.
(1)	Filed herewith.