Form 10-Q
period 2012-03-31
DOVER Corp
filed 2012-04-18
CIK 29905

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT

PURSUANT TO SECTION 13 or 15(d) OF
THE SECURTIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

Commission File Number: 1-4018

Dover Corporation
(Exact name of registrant as specified in its charter)

Delaware	53-0257888
(State of Incorporation)	(I.R.S. Employer Identification No.)

3005 Highland Parkway
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

The number of shares outstanding of the Registrant’s common stock as of April 12, 2012 was 183,606,109.

Dover Corporation
Form 10-Q

 (All other schedules are not required and have been omitted.)

        PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

DOVER CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(in thousands, except per share figures)
(unaudited)

	Three Months Ended March 31,
	2012	2011
Revenue	$2,063,364	$1,812,078
Cost of goods and services	1,283,040	1,100,327
Gross profit	780,324	711,751
Selling and administrative expenses	480,880	453,427
Operating earnings	299,444	258,324
Interest expense, net	30,027	28,318
Other expense, net	2,622	1,188
Earnings before provision for income taxes and discontinued operations	266,795	228,818
Provision for income taxes	69,968	54,027
Earnings from continuing operations	196,827	174,791
(Loss) earnings from discontinued operations, net	(764)	20,114
Net earnings	$196,063	$194,905

Comprehensive earnings	$237,305	$266,566

Earnings per share from continuing operations:
Basic	$1.07	$0.94
Diluted	$1.05	$0.92

Earnings per share from discontinued operations:
Basic	$-	$0.11
Diluted	$-	$0.11

Net earnings per share:
Basic	$1.07	$1.04
Diluted	$1.05	$1.03

Dividends paid per common share	$0.315	$0.275

See Notes to Condensed Consolidated Financial Statements

DOVER CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)

	March 31, 2012	December 31, 2011
Current assets:
Cash and cash equivalents	$899,976	$1,206,755
Receivables, net of allowances of $25,676 and $24,987	1,273,690	1,190,265
Inventories, net	880,443	803,346
Prepaid and other current assets	146,260	154,859
Deferred tax assets	38,400	41,905
Total current assets	3,238,769	3,397,130
Property, plant and equipment, net	1,068,946	1,000,870
Goodwill	3,959,772	3,787,117
Intangible assets, net	1,307,281	1,207,084
Other assets and deferred charges	119,539	104,808
Assets of discontinued operations	4,272	4,441
Total assets	$9,698,579	$9,501,450

Current liabilities:
Notes payable and current maturities of long-term debt	$3,510	$1,022
Accounts payable	603,544	543,924
Accrued compensation and employee benefits	249,533	281,611
Accrued insurance	110,581	104,172
Other accrued expenses	212,804	234,382
Federal and other taxes on income	25,662	37,870
Total current liabilities	1,205,634	1,202,981
Long-term debt	2,191,757	2,186,230
Deferred income taxes	477,628	411,163
Other liabilities	636,976	650,604
Liabilities of discontinued operations	96,907	119,917
Stockholders' equity:
Total stockholders' equity	5,089,677	4,930,555
Total liabilities and stockholders' equity	$9,698,579	$9,501,450

See Notes to Condensed Consolidated Financial Statements

DOVER CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)
(unaudited)

	Common Stock $1 Par Value	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Earnings (Loss)	Treasury Stock	Total Stockholders' Equity
Balance at December 31, 2011	$250,592	$663,289	$6,629,116	$(47,510)	$(2,564,932)	$4,930,555
Net earnings	-	-	196,063	-	-	196,063
Dividends paid	-	-	(57,943)	-	-	(57,943)
Common stock issued for options exercised	715	4,193	-	-	-	4,908
Tax benefit from the exercise of stock options	-	11,004	-	-	-	11,004
Stock-based compensation expense	-	9,005	-	-	-	9,005
Common stock acquired	-	-	-	-	(45,157)	(45,157)
Other comprehensive earnings, net of tax	-	-	-	41,242	-	41,242
Balance at March 31, 2012	$251,307	$687,491	$6,767,236	$(6,268)	$(2,610,089)	$5,089,677

         Preferred Stock: $100 par value per share; 100,000 shares authorized; no shares issued.

See Notes to Condensed Consolidated Financial Statements

DOVER CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2012	2011
Operating Activities of Continuing Operations
Net earnings	$196,063	$194,905

Adjustments to reconcile net earnings to cash from operating activities:
Loss (gain) from discontinued operations, net	764	(20,114)
Depreciation and amortization	84,185	67,631
Stock-based compensation	8,574	8,033
Loss (gain) on sale of assets	381	(2,049)
Cash effect of changes in current assets and liabilities (excluding effects of acquisitions, dispositions and foreign exchange):
Accounts receivable	(48,008)	(78,764)
Inventories	(33,481)	(60,234)
Prepaid expenses and other assets	(4,401)	(7,685)
Accounts payable	23,741	95,919
Accrued expenses	(94,459)	(98,993)
Accrued and deferred taxes, net	32,263	23,205
Other, net	(5,495)	(4,351)
Net cash provided by operating activities of continuing operations	160,127	117,503

Investing Activities of Continuing Operations
Proceeds from sale of short-term investments	-	124,410
Proceeds from the sale of property, plant and equipment	1,977	3,087
Additions to property, plant and equipment	(71,429)	(51,379)
Proceeds from the sale of businesses	-	4,871
Acquisitions (net of cash and cash equivalents acquired)	(296,514)	(423,998)
Net cash used in investing activities of continuing operations	(365,966)	(343,009)

Financing Activities of Continuing Operations
Change in notes payable, net	-	23,003
Reduction of long-term debt	(58)	(400,442)
Proceeds from long-term debt, net of discount and issuance costs	-	788,971
Purchase of common stock	(45,157)	(29,213)
Proceeds from exercise of stock options and SARs, including tax benefits	15,912	19,899
Dividends to stockholders	(57,943)	(51,341)
Net cash (used in) provided by financing activities of continuing operations	(87,246)	350,877

Cash Flows from Discontinued Operations
Net cash (used in) provided by operating activities of discontinued operations	(23,603)	8,553
Net cash used in investing activities of discontinued operations	-	(1,239)
Net cash (used in) provided by discontinued operations	(23,603)	7,314

Effect of exchange rate changes on cash and cash equivalents	9,909	57,002

Net (decrease) increase in cash and cash equivalents	(306,779)	189,687
Cash and cash equivalents at beginning of period	1,206,755	1,189,079

Cash and cash equivalents at end of period	$899,976	$1,378,766

See Notes to Condensed Consolidated Financial Statements

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)(in thousands, except share data)

1.  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements, in accordance with Securities and Exchange Commission (“SEC”) rules for interim periods, do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements and should be read in conjunction with the Dover Corporation (“Dover” or the “Company”) Annual Report on Form 10-K for the year ended December 31, 2011, which provides a more complete understanding of the Company’s accounting policies, financial position, operating results, business properties and other matters.  The year-end condensed consolidated balance sheet was derived from audited financial statements.  As discussed in Note 9, the Company is reporting certain businesses that were sold during the third and fourth quarters of 2011 as discontinued operations.  Therefore, the Company has classified the results of operations of these businesses as discontinued operations for all periods presented, and the assets and liabilities of discontinued operations are segregated in the consolidated balance sheets.  It is the opinion of management that these financial statements reflect all adjustments necessary for a fair statement of the interim results.  The results of operations of any interim period are not necessarily indicative of the results of operations for the full year.

2. Acquisitions

The following table details the acquisitions made during the three months ended March 31, 2012.

2012 Acquisitions
Date	Type	Company / Product Line Acquired	Location (Near)	Segment
1-Jan	Asset	Quattroflow Fluid Systems	Kamp-Lintfort, Germany	Engineered Systems
Manufacturer of positive displacement pumps primarily serving the pharmaceutical and biotech industries.

14-Mar	Stock	Maag Pump Systems	Grossostheim, Germany	Engineered Systems
Manufacturer of gear pump technology, pelletizing systems and engineered integrated solutions for the polymer, plastic, chemical and petrochemical industries.

In the first quarter of 2012, the Company acquired two businesses in separate transactions for an aggregate purchase price of $279,887, net of cash acquired.  The Maag acquisition remains subject to normal post-closing adjustments. As a result of these acquisitions, the Company recorded approximately $104,762 of customer-related intangible assets (weighted average lives of 10 years), $11,102 of trademarks (weighted average lives of 12 years), and $11,022 of other intangibles (weighted average lives of 7 years).  These acquisitions resulted in the recognition of goodwill totaling $164,650, of which $6,399 is expected to be deductible for tax purposes. In connection with the acquisition of Maag Pump Systems, the Company also provided $16,627 of restricted-use cash collateral to secure Maag's outstanding bank guarantees at the date of acquisition. This amount is included in other assets and deferred charges within the Condensed Consolidated Balance Sheet at March 31, 2012 and reported within cash paid for acquisitions in the Condensed Consolidated Statement of Cash Flow for the three months ended March 31, 2012.

These businesses each manufacture products in the fluid solutions market, a key growth area for the Company, and were acquired to complement and expand upon existing operations within the fluid solutions platform of the Engineered Systems segment. The goodwill identified by these acquisitions reflects the benefits expected to be derived from product line expansion and operational synergies.  Upon consummation of the acquisitions, each of these entities is now wholly-owned by Dover.

The following presents the allocation of acquisition cost to the assets acquired and liabilities assumed, based on their estimated fair values:

Current assets, net of cash acquired	$64,015
Property, plant and equipment	41,838
Goodwill	164,650
Intangible assets	126,886
Total liabilities	(117,502)
Net assets acquired	$279,887

The Company is in the process of finalizing appraisals of tangible and intangible assets and continuing to evaluate the initial purchase price allocations for these first quarter acquisitions.  Accordingly, management has used its best estimates in the preliminary purchase price allocations as of the date of these financial statements.   As additional information is obtained about these assets and liabilities within the measurement period (not to exceed one year from the date of acquisition), including through asset appraisals and learning more about the newly acquired business, the Company expects to refine its estimates of fair value to allocate the purchase price more accurately; however, any such revisions are not expected to be significant.

The Unaudited Condensed Consolidated Statements of Earnings include the results of these businesses from the dates of acquisition.  The aggregate revenue of the 2012 acquisitions included in the Company’s consolidated revenue totaled $11,392 for the three months ended March 31, 2012.

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)(in thousands, except share data)

Pro Forma Information

The following unaudited pro forma information illustrates the effect on the Company’s revenue and net earnings for the three months ended March 31, 2012 and 2011, assuming that the 2012 acquisitions had taken place at the beginning of 2011. As a result, the supplemental pro forma net earnings reflect adjustments to the net earnings as reported in the Unaudited Condensed Consolidated Statements of Earnings for the three months ended March 31, 2012 to exclude $876 of acquisition-related costs (after-tax) and $817 of nonrecurring expense related to the fair value adjustments to acquisition-date inventory (after-tax).  The supplemental pro forma earnings for the comparable 2011 periods were adjusted to include these charges. The 2012 and 2011 supplemental pro forma earnings are also adjusted to reflect the comparable impact of additional depreciation and amortization expense (net of tax) resulting from the fair value measurement of tangible and intangible assets relating to 2012 and 2011 acquisitions.

	Three Months Ended March 31,
	2012	2011
Revenue from continuing operations:
As reported	$2,063,364	$1,812,078
Pro forma	2,098,934	1,944,952
Net earnings from continuing operations:
As reported	$196,827	$174,791
Pro forma	201,570	175,224
Basic earnings per share from continuing operations:
As reported	$1.07	$0.94
Pro forma	1.10	0.94
Diluted earnings per share from continuing operations:
As reported	$1.05	$0.92
Pro forma	1.08	0.92

These pro forma results of operations have been prepared for comparative purposes only, and they do not purport to be indicative of the results of operations that actually would have resulted had the acquisitions occurred on the dates indicated or that may result in the future.

3. Inventories, net
	March 31, 2012	December 31, 2011
Raw materials	$416,050	$372,627
Work in progress	187,479	177,016
Finished goods	330,466	309,048
Subtotal	933,995	858,691
Less LIFO reserve	53,552	55,345
Total	$880,443	$803,346

4. Property, Plant and Equipment, net

	March 31, 2012	December 31, 2011
Land	$63,281	$54,113
Buildings and improvements	607,541	586,538
Machinery, equipment and other	2,113,474	2,033,926
	2,784,296	2,674,577
Accumulated depreciation	(1,715,350)	(1,673,707)
Total	$1,068,946	$1,000,870

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)(in thousands, except share data)

5. Goodwill and Other Intangible Assets

The following table provides the changes in carrying value of goodwill by segment for the three months ended March 31, 2012:

	Communication Technologies	Energy	Engineered Systems	Printing & Identification	Total
Goodwill	$1,204,582	$622,335	$1,005,981	$1,024,780	$3,857,678
Accumulated impairment loss	-	-	(70,561)	-	(70,561)
Balance at January 1, 2012	1,204,582	622,335	935,420	1,024,780	3,787,117
Acquisitions	-	-	164,650	-	164,650
Purchase price adjustments	(6,998)	-	-	-	(6,998)
Foreign currency translation	6,532	2,005	4,159	2,307	15,003
Balance at March 31, 2012	$1,204,116	$624,340	$1,104,229	$1,027,087	$3,959,772

During the three months ended March 31, 2012, the Company recorded adjustments totaling $6,998 to goodwill relating primarily to the finalization of purchase price for the 2011 Sound Solutions acquisition. In April 2012, the Company received $45,000 as final settlement from NXP for the Sound Solutions post-acquisition contingencies.

The following table provides the gross carrying value and accumulated amortization for each major class of intangible asset:

	March 31, 2012		December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized Intangible Assets:
Trademarks	$77,892	$21,714	$66,428	$20,518
Patents	147,767	102,577	145,864	99,990
Customer Intangibles	1,283,172	406,589	1,171,608	380,196
Unpatented Technologies	154,324	102,145	142,405	98,193
Drawings & Manuals	8,226	5,391	8,165	5,153
Distributor Relationships	73,174	29,462	73,162	28,500
Other	32,662	21,061	28,677	20,251
Total	1,777,217	688,939	1,636,309	652,801
Unamortized Intangible Assets:
Trademarks	219,003		223,576
Total Intangible Assets	$1,996,220	$688,939	$1,859,885	$652,801

Amortization expense totaled $35,404 and $27,496 for the three months ended March 31, 2012 and 2011, respectively.

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)(in thousands, except share data)

6. Borrowings

Borrowings consist of the following:

	March 31, 2012	December 31, 2011
4.875% 10-year notes due October 15, 2015	$299,293	$299,244
5.45% 10-year notes due March 15, 2018	348,021	347,938
4.30% 10-year notes due March 1, 2021	449,767	449,761
6.60% 30-year notes due March 15, 2038	247,705	247,683
5.375% 30-year notes due March 1, 2041	345,392	345,352
6.65% 30-year debentures due June 1, 2028	199,422	199,414
5.375% 30-year debentures due October 15, 2035	296,247	296,208
Other	9,420	1,652
Total long-term debt	2,195,267	2,187,252
Less current installments	(3,510)	(1,022)
	$2,191,757	$2,186,230

The Company maintains a $1 billion unsecured revolving credit facility which expires in November 2016.  The Company primarily uses this facility as liquidity back-up for its commercial paper program and has not drawn down any loans under the $1 billion facility and does not anticipate doing so. The Company generally uses commercial paper borrowings for general corporate purposes, funding of acquisitions and the repurchases of its common stock.

Interest expense and interest income for the three months ended March 31, 2012 and 2011 was as follows:

	Three Months Ended March 31,
	2012	2011
Interest expense	$31,645	$31,036
Interest income	(1,618)	(2,718)
Interest expense, net	$30,027	$28,318

7. Financial Instruments

Derivatives

The Company is exposed to market risk for changes in foreign currency exchange rates due to the global nature of its operations. In order to manage this risk the Company has hedged portions of its forecasted sales and purchases, which occur within the next twelve months and are denominated in non-functional currencies, with currency forward or collar contracts designated as cash flow hedges. At March 31, 2012 and December 31, 2011, the Company had contracts with U.S. dollar equivalent notional amounts of $71,787 and $83,541, respectively, to exchange foreign currencies, principally the U.S. dollar, euro, Japanese yen, Chinese yuan and Malaysian ringgit. The Company believes it is probable that all forecasted cash flow transactions will occur.

The Company also has an outstanding floating-to-floating cross currency swap agreement for a total notional amount of $50,000 in exchange for CHF 65,100, which expires on October 15, 2015. This transaction continues to hedge a portion of the Company’s net investment in CHF-denominated operations. The agreement qualifies as a net investment hedge and the effective portion of the change in fair value is reported within the cumulative translation adjustment section of other comprehensive income. The fair values at March 31, 2012 and December 31, 2011 reflected losses of $23,669 and $21,656, respectively, due to the strengthening of the Swiss franc relative to the U.S. dollar over the term of the arrangement.

The following table sets forth the fair values of derivative instruments held by the Company as of March 31, 2012 and December 31, 2011 and the balance sheet lines in which they are recorded:

	Fair Value - Asset (Liability)
	March 31, 2012	December 31, 2011	Balance Sheet Caption
Foreign currency forward / collar contracts	$241	$394	Prepaid / Other assets
Foreign currency forward / collar contracts	(214)	(1,284)	Other accrued expenses
Net investment hedge - cross currency swap	(23,669)	(21,656)	Other liabilities

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

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)(in thousands, except share data)

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

The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis as of March 31, 2012 and December 31, 2011:

	March 31, 2012			December 31, 2011
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets:
Foreign currency cash flow hedges	$-	$241	$-	$-	$394	$-
Liabilities:
Net investment hedge derivative	-	23,669	-	-	21,656	-
Foreign currency cash flow hedges	-	214	-	-	1,284	-

In addition to fair value disclosure requirements related to financial instruments carried at fair value, accounting standards require interim disclosures regarding the fair value of all of the Company’s financial instruments.

The estimated fair value of long-term debt at March 31, 2012 and December 31, 2011 was $2,590,620 and $2,679,793, respectively, compared to the carrying value of $2,195,267 and $2,187,252, respectively. The estimated fair value of long-term debt is based on quoted market prices for similar instruments and is, therefore, classified as Level 2 within the valuation hierarchy.

The carrying values of cash and cash equivalents, trade receivables, accounts payable, and notes payable are reasonable estimates of their fair values as of March 31, 2012 and December 31, 2011 due to the short-term nature of these instruments.

8. Income Taxes

The effective tax rate for continuing operations for the three months ended March 31, 2012 was 26.2% compared to the prior period rate of 23.6%. Net discrete items of $1,432 had a nominal impact on the effective rate for the first quarter of 2012; however, the effective tax rate for the first quarter of 2011 was favorably impacted by net discrete items totaling $8,016. Excluding discrete items, the effective tax rate for the three months ended March 31, 2012 and 2011 was 26.8% and 27.1%, respectively.  After adjusting for discrete items, the Company’s effective tax rate is lower during the 2012 first quarter due to change in the geographic mix of earnings and the impact of lower effective rates on the non-U.S. earnings. While the Company believes additional uncertain tax positions will be settled within the next twelve months, an estimate cannot be made due to the uncertainties associated with the resolution of these matters.

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)(in thousands, except share data)

9. Discontinued Operations

Management evaluates Dover’s businesses periodically for their strategic fit within Dover’s operations. Accordingly, the Company decided to sell Paladin Brands and Crenlo LLC, two businesses within its Engineered Systems segment that serve construction related end markets during the third quarter of 2011. In addition, the company sold Heil Trailer International, a manufacturer of specialty transportation trailers and equipment within its Engineered Systems segment during the fourth quarter of 2011.

In connection with these disposals, for all periods presented, the Company has reclassified the results of these businesses into discontinued operations in the Unaudited Condensed Consolidated Statements of Earnings, and the assets and liabilities associated with these businesses have been segregated within the Unaudited Condensed Consolidated Balance Sheet.

Summarized results of the Company’s discontinued operations are as follows:

	Three Months Ended March 31,
	2012	2011
Revenue	$-	$149,221

(Loss) earnings from operations before taxes	$(786)	$12,538
Benefit for income taxes	22	7,576
(Loss) earnings from discontinued operations, net of tax	$(764)	$20,114

Assets and liabilities of discontinued operations are summarized below:

	March 31, 2012	December 31, 2011
Assets of Discontinued Operations
Current assets	$3,974	$2,832
Non-current assets	298	1,609
	$4,272	$4,441

Liabilities of Discontinued Operations
Current liabilities	$8,139	$31,592
Non-current liabilities	88,768	88,325
	$96,907	$119,917

At March 31, 2012 and December 31, 2011, the assets and liabilities of discontinued operations primarily include residual amounts for deferred tax assets, short and long-term reserves, and contingencies related to businesses previously sold.

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)(in thousands, except share data)

10. Commitments and Contingent Liabilities

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

Letters of Credit

As of March 31, 2012, the Company had approximately $74,733 outstanding in letters of credit with financial institutions, which expire at various dates in 2012 through 2026. These letters of credit are primarily maintained as security for insurance, warranty and other performance obligations.

Warranty Accruals

Estimated warranty program claims are provided for at the time of sale. Amounts provided for are based on historical costs and adjusted new claims. The changes in the carrying amount of product warranties through March 31, 2012 and 2011 are as follows:
	2012	2011
Beginning Balance, January 1	$42,524	$40,032
Provision for warranties	8,018	9,251
Settlements made	(8,008)	(8,822)
Other adjustments, including acquisitions and currency translation	3,313	658
Ending Balance, March 31	$45,847	$41,119

Restructuring Accruals

From time to time, the Company will initiate various restructuring programs at its operating companies and incur severance and other restructuring costs. Recent restructuring initiatives have included targeted facility consolidations at certain businesses, which have not resulted in significant restructuring charges.

The following table details the Company’s severance and other restructuring reserve activity:

	Severance	Exit	Total
At December 31, 2011	$2,463	$3,129	$5,592
Provision	1,216	287	1,503
Payments	(1,314)	(1,028)	(2,342)
Other	22	31	53
At March 31, 2012	$2,387	$2,419	$4,806

The following table details restructuring charges incurred by segment for the periods presented:

	Three Months Ended March 31,
	2012	2011
Communication Technologies	$1,009	$260
Energy	-	410
Engineered Systems	125	862
Printing & Identification	369	(53)
Total	$1,503	$1,479

These amounts are classified in the Condensed Consolidated Statements of Earnings as follows:

Cost of goods and services	$416	$86
Selling and administrative expenses	1,087	1,393
Total	$1,503	$1,479

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)(in thousands, except share data)

11. Employee Benefit Plans

The following tables set forth the components of the Company’s net periodic expense relating to retirement and post-retirement benefit plans:

Retirement Plans
	Qualified Defined Benefits				Non-Qualified
	U.S. Plan		Non-U.S. Plans		Supplemental Benefits
	Three Months Ended March 31,		Three Months Ended March 31,		Three Months Ended March 31,
	2012	2011	2012	2011	2012	2011
Service Cost	$3,601	$3,542	$1,037	$735	$1,326	$1,016
Interest Cost	6,284	6,809	2,097	2,131	1,979	1,960
Expected return on plan assets	(9,745)	(9,618)	(1,890)	(2,014)	-	-
Amortization:
Prior service cost	263	326	30	30	1,856	1,816
Recognized actuarial loss	3,379	2,084	120	64	35	-
Transition obligation	-	-	(12)	(11)	-	-
Other	-	-	51	32	-	-
Net periodic expense	$3,782	$3,143	$1,433	$967	$5,196	$4,792

Post-Retirement Plans
	Post-Retirement Benefits
	Three Months Ended March 31,
	2012	2011
Service Cost	$62	$52
Interest Cost	148	181
Amortization:
Prior service cost	(104)	(102)
Recognized actuarial loss	(5)	(60)
Net periodic expense	$101	$71

12. Other Comprehensive Earnings

The amounts recognized in other comprehensive earnings were as follows:

	Three Months Ended March 31, 2012			Three Months Ended March 31, 2011
	Pre-tax	Tax	Net of tax	Pre-tax	Tax	Net of tax
Foreign currency translation adjustments	$42,806	$704	$43,510	$72,184	$-	$72,184
Changes in fair value of cash flow hedges and other	(1,992)	(276)	(2,268)	(651)	128	(523)
	$40,814	$428	$41,242	$71,533	$128	$71,661

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)(in thousands, except share data)

13. Segment Information

For management reporting and performance evaluation purposes, the Company categorizes its operating companies into four distinct reportable segments.  In the fourth quarter of 2011, the Company reorganized into four new business segments that are aligned with the key end-markets they serve: Communication Technologies, Energy, Engineered Systems and Printing & Identification.

Therefore, consistent with the requirements of segment reporting, the Company has revised its operating segments to align with the revised operating and management reporting structure.  All information for the prior period has been conformed to the current period presentation.

Segment financial information and a reconciliation of segment results to consolidated results follows:

	Three Months Ended March 31,
	2012	2011
REVENUE
Communication Technologies	$357,575	$269,582
Energy	531,570	425,424
Engineered Systems	822,124	723,267
Printing & Identification	352,332	394,627
Intra-segment eliminations	(237)	(822)
Total consolidated revenue	$2,063,364	$1,812,078
EARNINGS FROM CONTINUING OPERATIONS
Segment earnings:
Communication Technologies	$46,556	$47,325
Energy	132,115	93,051
Engineered Systems	122,092	98,235
Printing & Identification	32,605	54,637
Total segments	333,368	293,248
Corporate expense / other (1)	36,546	36,112
Net interest expense	30,027	28,318
Earnings from continuing operations before
provision for income taxes and discontinued operations	266,795	228,818
Provision for taxes	69,968	54,027
Earnings from continuing operations - total consolidated	$196,827	$174,791

(1)
Certain expenses are maintained at the corporate level and not allocated to the segments. These expenses include executive and functional compensation costs, non-service pension costs, non-operating insurance expenses, and various administrative expenses relating to the corporate headquarters.

14. Recent Accounting Standards

Recently Adopted Accounting Standards

In May 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2011-04 which was issued to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and IFRS. ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements particularly for Level 3 fair value measurements.  The Company adopted this guidance on January 1, 2012, and its adoption did not significantly impact the Company’s consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05 which provides new guidance on the presentation of comprehensive income.  ASU 2011-05 eliminates the option to report other comprehensive income and its components in the statement of changes in stockholders’ equity and instead requires an entity to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement or in two separate but consecutive statements.  This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, with early adoption permitted.  The adoption of this ASU only requires a change in the format of the current presentation.  The Company adopted this guidance for its 2011 year-end reporting, presenting other comprehensive earnings in a separate statement following the statement of earnings. For its condensed interim reporting herein, the Company has reported total comprehensive income using a single-statement approach.

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)(in thousands, except share data)

Recently Issued Accounting Pronouncements

In September 2011, the FASB issued ASU 2011-08 which provides an entity the option to first assess qualitative factors to determine whether it is necessary to perform the current two-step test for goodwill impairment.  If an entity believes, as a result of its qualitative assessment, that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test is required.  Otherwise, no further testing is required. The revised standard is effective for Dover for its annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011.  The Company performs its annual goodwill impairment test in the fourth quarter and does not expect the adoption of this ASU to significantly impact its consolidated financial statements.

15. Equity Incentive Program

During the three months ended March 31, 2012 and 2011, the Company issued stock appreciation rights (“SARs”) covering 1,719,943 and 1,524,329 shares, respectively, and 50,416 and 44,751 performance shares, respectively.

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

	SARs		Performance Shares
	Three Months Ended March 31,		Three Months Ended March 31,
	2012	2011	2012	2011
Risk-free interest rate	1.05%	2.68%	0.37%	1.34%
Dividend yield	2.03%	1.70%	2.03%	1.61%
Expected life (years)	5.7	5.8	2.9	2.9
Volatility	36.41%	33.56%	34.10%	40.48%
Grant price	$65.38	$66.59	n/a	n/a
Fair value at date of grant	$18.51	$20.13	$71.98	$91.41

Stock-based compensation is reported within selling and administrative expenses in the accompanying Unaudited Condensed Consolidated Statement of Earnings. The following table summarizes the Company’s compensation expense relating to all stock-based incentive plans:

	Three Months Ended March 31,
	2012	2011
Pre-tax compensation expense	$8,574	$8,033
Tax benefit	(3,107)	(2,811)
Total stock-based compensation expense, net of tax	$5,467	$5,222

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)(in thousands, except share data)

16. Earnings per Share

The following table sets forth a reconciliation of the information used in computing basic and diluted earnings per share:

	Three Months Ended March 31,
	2012	2011
Earnings from continuing operations	$196,827	$174,791
Earnings (loss) from discontinued operations, net	(764)	20,114
Net earnings	$196,063	$194,905

Basic earnings (loss) per common share:
Earnings from continuing operations	$1.07	$0.94
Earnings (loss) from discontinued operations, net	$-	$0.11
Net earnings	$1.07	$1.04

Weighted average shares outstanding	183,737	186,659

Diluted earnings (loss) per common share:
Earnings from continuing operations	$1.05	$0.92
Earnings (loss) from discontinued operations, net	$-	$0.11
Net earnings	$1.05	$1.03

Weighted average shares outstanding	186,706	190,090

The following table is a reconciliation of the share amounts used in computing earnings per share:
	Three Months Ended March 31,
	2012	2011
Weighted average shares outstanding - Basic	183,737	186,659
Dilutive effect of assumed exercise of employee stock options, SARs and performance shares	2,969	3,431
Weighted average shares outstanding - Diluted	186,706	190,090

Diluted per share amounts are computed using the weighted-average number of common shares, and if dilutive, potential common shares outstanding the period.  Potential common shares consist of the incremental common shares issuable upon the exercise of stock options and SARs, and vesting of performance shares and restricted shares, as determined using the treasury stock method.  For the three months ended March 31, 2012 and 2011, the weighted average number of anti-dilutive potential common shares excluded from the calculation above totaled 2,437 and 1,524, respectively.

17. Share Repurchases

In May 2007, the Board of Directors authorized the repurchase of up to 10,000,000 shares through May 2012. During the three months ended March 31, 2012, the Company repurchased 660,000 shares of its common stock in the open market. During the three months ended March 31, 2012, the Company also repurchased 43,931 shares from the holders of its employee stock options when they tendered these shares as full or partial payment of the exercise price of such options. Therefore, during the three months ended March 31, 2012, a total of 703,931 shares were repurchased at a cumulative average price of $64.15 per share. Treasury shares increased to 67,704,418 at March 31, 2012 from a balance of 67,000,487 at December 31, 2011.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Refer to the section below entitled “Special Notes Regarding Forward-Looking Statements” for a discussion of factors that could cause our actual results to differ from the forward-looking statements contained below and throughout this quarterly report.

Throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), we refer to measures used by management to evaluate performance, including a number of financial measures that are not defined under accounting principles generally accepted in the United States of America (U.S. GAAP).  These include organic revenue growth, free cash flow and adjusted working capital.  Organic revenue and organic growth refer to revenue and revenue growth excluding the impacts of foreign exchange, acquisitions and divestitures.  Free cash flow is operating cash flow less capital spending, while adjusted working capital refers to accounts receivable, plus inventory, less accounts payable.  We believe these measures provide investors with important information that is useful in understanding our business results and trends.  Reconciliations within this MD&A provide more details on the use and derivation of these measures.

OVERVIEW AND OUTLOOK

Dover is a diversified, multinational corporation that manufactures a broad range of specialized products and components and also offers related services and consumables.  Dover provides its customers with outstanding products and services that reflect the company’s commitment to operational excellence, innovation and market leadership. Unless the context indicates otherwise, references herein to “Dover,” “the Company,” and such words as “we,” “us,” and “our” include Dover Corporation and its subsidiaries.

In the fourth quarter of 2011, we realigned our businesses into four new segments to more closely match our key end-markets. We believe the segment reorganization provides better alignment and focus around our end-markets, allows for better leverage of our executive leadership talent and expertise, helps improve the sharing and leveraging of resources within and between the four segments, enhances execution of business-specific strategies, and facilitates internal and external benchmarking against companies serving similar markets.

Our Communication Technologies segment is engaged in the design and manufacture of innovative products and components in the communications, life sciences, aerospace/industrial, defense, and telecommunication/other markets. Our Energy segment provides highly-engineered solutions for the safe and efficient extraction and handling of oil and gas in the drilling, production, and downstream markets. Our Engineered Systems segment is comprised of two platforms, Fluid Solutions and Refrigeration & Industrial, which are industry leaders in the fluids systems, refrigeration and food equipment, and certain other industrial markets. Our Printing & Identification segment provides integrated printing, coding, and testing solutions for the fast moving consumer goods, industrial, and electronics markets.

The following table shows the percentage of total revenue and segment earnings generated by each of our four segments for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31, 2012		Three Months Ended March 31, 2011
	Revenue	Segment Earnings	Revenue	Segment Earnings
Communication Technologies	17.3%	14.0%	14.9%	16.1%
Energy	25.8%	39.6%	23.5%	31.7%
Engineered Systems	39.8%	36.6%	39.9%	33.6%
Printing and Identification	17.1%	9.8%	21.7%	18.6%

Total	100.0%	100.0%	100.0%	100.0%

We generated positive results during the first quarter of 2012, with first quarter revenue of $2.1 billion and gross profit of $780 million, representing increases of 14% and 10%, respectively, compared to the first quarter of 2011.  The quarter’s solid results were driven by our Energy segment, which continued to experience strong activity across all of its end-markets, and our Engineered Systems segment, which realized positive demand in its refrigeration and food equipment, fluid solutions and other industrial end-markets.

We also made significant progress on our globalization efforts and, as a result, our first quarter revenue from developing economies, including Asia, Latin America, Russia and the Middle East, grew 22% to approximately $489 million.

Bookings remained solid in the first quarter, increasing 7% over the prior year quarter.  Market dynamics, including the shift from gas to oil, are expected to fuel continued strength in our Energy segment.  The performance by our Fluid Solutions platform was driven by the significant investments we have made during the year in product development and geographic expansion, including our recent acquisition of Maag Pump Systems, a leading manufacturer of external gear pumps and related products and services serving the plastics and petrochemical markets. This acquisition was aligned with our focus on growth within the fluid solutions space, and we anticipate further acquisitions within our key growth spaces in the coming months.  We also experienced strong activity in the handset market as well as solid demand in the life science and commercial aerospace markets served by our Communication Technologies segment.

Strength in these markets helped to offset continued weakness in the alternative energy, semi-conductor, and telecom infrastructure markets served by our Printing & Identification and Communication Technologies segments, along with the impacts of softer volumes and higher manufacturing costs at Sound Solutions and continued economic challenges in Europe.  Despite these impacts, we believe that through continued execution of our strategies around positioning ourselves to capitalize on global growth trends, capturing the benefits of common ownership and disciplined capital allocation, we remain well positioned for solid growth through the remainder of 2012.

In summary, we expect our 2012 full year organic growth to be in the range of 5% to 7% and acquisition related growth to be approximately 5% for acquisitions completed in 2011 and the first quarter of 2012.  Based on these revenue assumptions and profitability expectations, we expect our diluted earnings per share from continuing operations for 2012 will be in the range of $4.80 to $5.00.  If the global or domestic economic conditions accelerate or deteriorate, our operating results for 2012 could be materially different than currently projected.

RESULTS OF OPERATIONS

As discussed in Note 9 to the Unaudited Condensed Consolidated Financial Statements, we are reporting three businesses that were sold during 2011 as discontinued operations. Therefore, we have classified the results of operations of these businesses as discontinued operations for all periods presented, and the assets and liabilities of discontinued operations have been reclassified and are segregated in the consolidated balance sheet for the year ended December 31, 2011.

	Three Months Ended March 31,
(dollars in thousands, except per share figures)	2012	2011	% / Point Change

Revenue	$2,063,364	$1,812,078	13.9%
Cost of goods and services	1,283,040	1,100,327	16.6%
Gross profit	$780,324	$711,751	9.6%
Gross profit margin	37.8%	39.3%	(1.5)

Selling and administrative expenses	$480,880	$453,427	6.1%
Selling and administrative as a percent of revenue	23.3%	25.0%	(1.7)

Interest expense, net	$30,027	$28,318	6.0%
Other expense, net	$2,622	$1,188	-

Provision for income taxes	$69,968	$54,027	29.5%
Effective tax rate	26.2%	23.6%	2.6

Earnings from continuing operations	$196,827	$174,791	12.6%

(Loss) earnings from discontinued operations, net	$(764)	$20,114	-103.8%

Earnings from continuing operations per common share - diluted	$1.05	$0.92	14.1%

Revenue

Revenue for the first quarter of 2012 increased $251.3 million or 14% from the comparable 2011 quarter reflecting organic revenue growth of 9%, growth of 5% related to acquisitions and a negligible unfavorable impact from foreign currency.  The organic growth reflects strength in the Energy and Engineered Systems segments, driven by solid demand in the energy, fluid solutions and refrigeration end markets served by these segments.

Gross Profit

Gross profit increased $68.6 million or 10% compared to the prior year quarter reflecting the increased sales volumes and benefits from productivity initiatives. Gross profit margin as a percentage of revenue contracted 150 basis points to 37.8% due principally to the impacts of product and customer mix, the decline in semiconductor and alternative energy revenue, higher depreciation and amortization from recent acquisitions, and other costs relating to the Sound Solutions acquisition which, combined, more than offset operating leverage.

Selling and Administrative Expenses

Selling and administrative expenses increased $27.5 million or 6% compared to the prior year quarter primarily due to general increases across the segments in support of higher volumes and growth initiatives.  As a percentage of revenue, selling and administrative expenses declined to 23.3% in the first quarter of 2012 compared to 25.0% in the prior year quarter. This 170 basis point improvement is largely a result of leverage from the higher revenue levels, partially offset by higher amortization relating to recent acquisitions and investments in global growth initiatives.

Non-Operating Items

Net interest expense for the first quarter of 2012 increased by $1.7 million or 6% compared to the same quarter last year. In mid-February 2011, the Company issued $800 million in new notes, approximately half of which repaid outstanding commercial paper balances, resulting in a net increase in debt of approximately $400 million.  As a result, the higher average outstanding debt balances in the 2012 period led to a $0.6 million increase in interest expense.  Additionally, in the first quarter of 2012, the Company generated $1.1 million less in interest income on its cash and cash equivalents due to lower average levels of cash on hand. In the first quarter of 2011, the Company’s average cash and cash equivalents were approximately $300 million higher, a portion of which was used to fund acquisition activity in subsequent periods.

Other expense, net for the quarters ending March 31, 2012 and 2011 primarily reflects the impact of net losses from foreign exchange fluctuations on assets and liabilities denominated in currencies other than the functional currency, coupled with other miscellaneous non-operating gains and losses, none of which were individually, or in the aggregate, significant.

Income Taxes

The effective tax rate for continuing operations for the three months ended March 31, 2012 was 26.2% compared to 23.6% for the same period of the prior year.  Net discrete items of $1.4 million had a nominal impact on the effective rate for the first quarter of 2012; however, the effective tax rate for the first quarter of 2011 was favorably impacted by net discrete items totaling $8.0 million. Excluding discrete items, the effective tax rate for the three months ended March 31, 2012 and 2011 was 26.8% and 27.1%, respectively.  After adjusting for discrete items, our effective tax rate is lower during the 2012 first quarter due to change in the geographic mix of earnings and the impact of lower effective rates on the non-U.S. earnings. While we believe additional uncertain tax positions will be settled within the next twelve months, an estimate cannot be made due to the uncertainties associated with the resolution of these matters.

Income from Continuing Operations

Earnings from continuing operations for the first quarter of 2012 increased 13% to $196.8 million, or $1.05 diluted earnings per share (“EPS”), compared to $174.8 million, or $0.92 diluted EPS, in the prior year first quarter.   The increase was primarily a result of sales volume growth, as discussed above.

Discontinued Operations

In the second half of 2011, we sold three businesses which were reported as discontinued operations.  As a result, we realized income from discontinued operations of $20.1 million in the first quarter of 2011, or $0.11 diluted EPS, which reflects net earnings of approximately $9 million generated by these three businesses, coupled with $11 million of tax benefits for discrete tax items settled during the period relating to other previously discontinued operations.

For the three months ended March 31, 2012, we realized a net loss from discontinued operations of $0.8 million, resulting in less than a one cent impact to diluted EPS. This loss relates primarily to accrual adjustments relating to businesses that were sold in prior years.

Restructuring Activity

In the three months ended March 31, 2012 and 2011, we undertook a few targeted facility consolidations at certain businesses.  As a result, we incurred restructuring charges totaling $1.5 million in each of these periods.

We are continuing to drive actions that increase our flexibility and operating leverage within our Printing & Identification segment in light of the challenges the segment faces in its alternative energy and semi-conductor end markets, coupled with its greater exposure to European markets.  As such, we are currently considering expansion of some restructuring programs in this segment in the second quarter, to better align our footprint with the present market conditions that we face. We are also developing plans to improve the cost base of our operations within the Communication Technologies segment that serve the telecom infrastructure market to better reflect the current market dynamics.

We continue to monitor business activity across our end markets and will take additional actions to adjust capacity as necessary, depending on the economic climate and other internal business factors.

SEGMENT RESULTS OF OPERATIONS

As noted previously, in the fourth quarter of 2011 we realigned our businesses into four new segments to more closely match our key end-markets.  As such, the first quarter information for 2011 as presented herein has been recast to conform to the current segment structure.

Communication Technologies

Our Communication Technologies segment is engaged in the design and manufacture of innovative products and components which serve the following five major markets:  Communications, Life Sciences, Aerospace/Industrial, Defense and Telecommunication/Other.

	Three Months Ended March 31,
(dollars in thousands)	2012	2011	% Change
Revenue	$357,575	$269,582	32.6%

Segment earnings	$46,556	$47,325	-1.6%
Operating margin	13.0%	17.6%

Other measures:
Depreciation and amortization	$31,513	$18,685	68.7%
Bookings	356,386	274,611	29.8%
Backlog	435,912	410,843	6.1%

Components of revenue growth:			Q1 2012 v. Q1 2011
Organic growth			6.9%
Acquisitions			26.0%
Foreign currency translation			-0.3%
			32.6%

Revenue generated by our Communication Technologies segment in the first quarter of 2012 increased by $88.0 million, or 33%, compared with 2011, with $70.1 million, or 26%, attributed principally to the inclusion of Sound Solutions, a 2011 acquisition which supplements our product offerings in the growing handset market.  Although there was a slight decrease in revenue due to normal pricing concessions for our communications and telecommunication products corresponding to normal product life cycle maturities, this decrease was more than offset by revenue growth from new product introductions, market share gains and product mix.

•
Our organic revenue growth of 7% was largely due to continued strong demand for smart phones serving the communications market which continues to grow significantly period over period. Our revenue in the communications market (representing 37% of 2012 first quarter segment revenue) increased $83.3 million, or 171% (25% excluding Sound Solutions).  Our microelectronic mechanical (“MEMs”) microphones are well positioned to capitalize on this market’s growth as we have continued to invest in capacity to meet the growing market demands.

•	Our life sciences revenue (18% of 2012 first quarter segment revenue) increased by $8.0 million, or 14%, principally due to increased hearing aid demand and overall stronger medical equipment demand.

•
We also experienced increased demand in the commercial aerospace market primarily driven by our global aftermarket products and continued increased build rates of commercial aircraft. This demand was partially offset by our products sold in the industrial markets. Our aerospace/industrial revenue (16% of 2012 first quarter segment revenue) increased $0.4 million, or 1%.

•
Revenue derived from our defense market (15% of 2012 first quarter segment revenue) increased $4.4 million, or 9%, mainly due to timing and funding of key programs in which we participate. The defense market in Asia remained relatively flat while Europe continues to show the effects of its economic malaise.

•
This overall growth was partially offset by weakened demand in the global telecom markets, driven in part by continued deferred industry investment.  This contributed to a decrease of $7.6 million, or 13%, in our telecommunication/other revenue market (14% of 2012 first quarter segment revenue).  Although we started to see encouraging end-of-quarter activity which may indicate optimism in telecom market investment, there is still uncertainty regarding the timing of a recovery.

Communication Technologies earnings in the first quarter of 2012 decreased $0.8 million, or 2%, compared with 2011, with a decrease in operating margin of 460 basis points. The margin decline mainly resulted from higher acquisition-related depreciation and amortization, higher manufacturing costs and lower margins from the integration of the Sound Solutions acquisition.  Excluding the impact of Sound Solutions, earnings would have increased by $5.8 million, or 12%, and operating margin would have increased by 90 basis points as compared with the 2011 first quarter.

First quarter 2012 bookings indicate continued strength in the communications, aerospace and defense markets which was offset by continued softness in the telecommunication market.  Backlog at March 31 remained relatively consistent quarter over quarter.

Energy

Our Energy segment serves the oil, gas and power generation industries, with products that promote the efficient and cost-effective drilling, extraction, storage and movement of oil and gas products, or constitute critical components for power generation equipment. The Energy segment operates through the following business lines: Drilling, which comprises products supporting the cost-effective drilling of oil and gas wells; Production, which comprises products and components facilitating the extraction and movement of fuel from the ground; and Downstream, which comprises systems and products that support the efficient, safe and environmentally-sensitive handling of fuel, hazardous liquids and dry-bulk commodities.

	Three Months Ended March 31,
(dollars in thousands)	2012	2011	% Change
Revenue	$531,570	$425,424	25.0%

Segment earnings	$132,115	$93,051	42.0%
Operating margin	24.9%	21.9%

Other measures:
Depreciation and amortization	$21,184	$18,573	14.1%
Bookings	585,775	495,125	18.3%
Backlog	296,360	240,198	23.4%

Components of revenue growth:			Q1 2012 v. Q1 2011
Organic growth			23.3%
Acquisitions			2.2%
Foreign currency translation			-0.5%
			25.0%

Our Energy segment again posted record organic revenue, earnings and bookings in the first quarter of 2012.  Revenue and earnings were up 25% and 42%, respectively, due to continued strength in the drilling, production and downstream energy markets served by the segment.  Acquisitions made in 2011 generated revenue growth of 2%, and foreign currency translation had a negligible impact during the quarter.

•	Drilling sector revenue (22% of 2012 first quarter segment revenue) achieved record levels and grew 30% due to stronger exploration activity and increased market share.

•
Production sector revenue (representing 52% of 2012 first quarter segment revenue) also reached record levels, increasing 29% over the comparable prior year quarter, driven by higher drilling and well completion activity, higher demand for winch products serving the energy, infrastructure and recovery markets, and increased equipment maintenance activity.  Acquisitions completed in 2011 contributed 4% to the production sector’s growth during the quarter.

•
Our revenues in the drilling and production sectors are impacted by changes in the number of active North American drilling rigs. The first quarter’s average North American drilling rig count was up 12% over the comparable prior year quarter, driven by increased oil exploration.  The quarter’s average rig count also reflects a 4% improvement over the fourth quarter 2011 average rig count, as Canadian activity peaked in February before the Spring thaw, and U.S. activity dropped slightly as gas activity declined faster than oil drilling increased.

•
Downstream sector revenue (26% of 2012 first quarter segment revenue) was up 14%, reflecting continued strong demand for power generation and energy equipment products, loading equipment for the rail, cargo tank and chemical/industrial markets and fuel delivery systems.

Energy earnings in the first quarter of 2012 increased $39.1 million, or 42%, from the higher organic and acquisition volumes.  Energy operating margin increased 300 basis points compared to the prior year quarter, due to operating leverage associated with the higher volumes, strategic pricing and productivity gains, coupled with the positive impact of lower acquisition related costs in the 2012 quarter, which more than offset higher material and labor-related costs in the quarter.

Both bookings and backlog had solid increases compared to the prior year quarter, with a significant driver being higher international activity in the Production sector.  We expect current market dynamics, including the ongoing shift from gas to oil, to continue to be favorable for the Energy segment.

Engineered Systems

Our Engineered Systems segment is comprised of two platforms, Fluid Solutions and Refrigeration & Industrial.  The Fluid Solutions platform designs and manufactures pumps, compressors, and chemical proportioning and dispensing products.  The Refrigeration and Industrial platform manufactures products and systems which serve three key end-markets:  Refrigeration & food equipment, Waste and recycling, and Other industrial.

	Three Months Ended March 31,
(dollars in thousands)	2012	2011	% Change
Revenue
Refrigeration & Industrial	$642,213	$560,453	14.6%
Fluid Solutions	180,364	163,196	10.5%
Eliminations	(453)	(382)
	$822,124	$723,267	13.7%

Segment earnings	$122,092	$98,235	24.3%
Operating margin	14.9%	13.6%

Other measures:
Depreciation and amortization	$19,582	$18,415	6.3%

Bookings
Refrigeration & Industrial	$711,911	$660,449	7.8%
Fluid Solutions	184,711	173,626	6.4%
Eliminations	(408)	(733)
	$896,214	$833,342	7.5%

Backlog
Refrigeration & Industrial	598,910	$544,995	9.9%
Fluid Solutions	191,327	57,357	233.6%
Eliminations	(132)	(339)
	$790,105	$602,013	31.2%

Components of revenue growth:			Q1 2012 v. Q1 2011
Organic growth			11.9%
Acquisitions			2.5%
Foreign currency translation			-0.7%
			13.7%

Engineered Systems revenue for the first quarter of 2012 increased $98.9 million, or 14%, driven by organic revenue growth of 12% and 3% growth from recent acquisitions, offset by 1% unfavorable foreign currency impacts.

•	Revenue of our refrigeration & industrial platform, which serves our refrigeration and food equipment, waste and recycling, and other industrial end-markets, increased $81.7 million, or 15%.

o
Revenue from refrigeration and food equipment (representing 40% of 2012 first quarter segment revenue) increased $57.8 million, or 21%, reflecting strong demand for refrigeration systems fueled by remodel activity at major retail chains as well as increased demand for beverage can-making equipment, especially in Asia.

o
Performance by our businesses serving the waste and recycling and other industrial markets (38% of 2012 first quarter segment revenue) was driven by increased global demand for industrial automation machinery, improving demand for vehicle services in the important Asian markets, a continued market rebound in hydraulic equipment due in part to strength in the mining and utilities sectors, and modest improvement in the recycling markets. These factors combined to increase other industrial revenue by $23.9 million, or 8%.

•
Revenue of our fluid solutions platform (22% of 2012 first quarter segment revenue) increased by $17.2 million, or 11%, reflecting strong demand for pumps in the chemical, transport and hygienic markets, coupled with the first quarter acquisition of Maag Pump Systems, which manufactures pump gears, pelletizers and filtration systems.

Engineered Systems earnings increased $23.9 million, or 24%, on the strength of increased volume, productivity improvements and higher pricing.  Operating margin expanded by 130 basis points, as a result of positive pricing actions and productivity savings, which more than offset acquisition-related costs, material cost escalation, and the impact of a $1.6 million gain on the 2011 sale of product line in the fluid solutions platform.

Bookings and backlog for the first quarter of 2012 increased over 2011 levels, due to higher refrigeration, pump and hydraulic equipment orders.

Printing & Identification

Our Printing & Identification segment is a worldwide supplier of precision marking & coding, dispensing, printing, soldering, coating, inspection and testing equipment and related consumables and services.  The segment serves three broad global end- markets:   Fast Moving Consumer Goods (FMCG), Industrial, and Electronics.

	Three Months Ended March 31,
(dollars in thousands)	2012	2011	% Change
Revenue	$352,332	$394,627	-10.7%

Segment earnings	$32,605	$54,637	-40.3%
Operating margin	9.3%	13.8%

Other measures:
Depreciation and amortization	$11,206	$11,372	-1.5%
Bookings	347,368	438,526	-20.8%
Backlog	177,511	262,629	-32.4%

Components of revenue growth:			Q1 2012 v. Q1 2011
Organic growth			-9.3%
Acquisitions			0.0%
Foreign currency translation			-1.4%
			-10.7%

Our Printing & Identification segment’s first quarter 2012 revenue decreased by 11% compared to first quarter of 2011, attributable to 9% lower organic revenue growth, primarily driven by lower electronics end market revenue, and 2% unfavorable foreign currency.

•
Electronics revenue (representing 36% of 2012 first quarter segment revenue) was down 27% versus the prior year quarter due to the overall weakened demand in electronics, most notably in the semiconductor and alternative energy markets, compared to a very strong first half in 2011.

•
FMCG revenue (38% of 2012 first quarter segment revenue) and industrial revenue (26% of 2012 first quarter segment revenue) realized combined revenue growth of 2% year-over-year, despite Europe being generally weaker than expected, driven by continued market acceptance of our new products and added sales and service resources in key regional markets.

Printing & Identification earnings declined $22.0 million in the first quarter of 2012 compared to the prior year quarter, resulting in an operating margin decline of 450 basis points.  The margin decline is primarily attributable to lower volumes and reduced operating leverage in our electronics businesses, most notably semiconductor and alternative energy. Our margin was also impacted in our FMCG and industrial businesses by unfavorable regional and customer mix, manufacturing inefficiencies associated with the continued ramp up of our new products, and continued key strategic investments for growth. We expect these strategic investments to continue through 2012 as we consider these end markets integral to our longer-term growth initiatives. We also completed several targeted employee reduction in force programs in the first quarter to improve operating flexibility. Costs related to these programs were not significant in the quarter.

First quarter 2012 bookings and backlog levels are down from the prior year quarter, primarily due to the reduced demand in electronics end markets, particularly alternative energy and semiconductor, partially offset by a small increase in bookings and backlog in our FMCG businesses.  We currently expect these market conditions to continue through the second quarter of 2012.

FINANCIAL CONDITION

We assess our liquidity in terms of our ability to generate cash to fund our operating, investing and financing activities. Significant factors affecting liquidity are: cash flows generated from operating activities, capital expenditures, acquisitions, dispositions, dividends, repurchase of outstanding shares, adequacy of available commercial paper and bank lines of credit, and the ability to attract long-term capital with satisfactory terms.  We generate substantial cash from the operations of our businesses and remains in a strong financial position, with sufficient liquidity available for reinvestment in existing businesses and strategic acquisitions, while managing our capital structure on a short and long-term basis.

Cash Flow Summary

The following table is derived from our Unaudited Condensed Consolidated Statement of Cash Flows:

	Three Months Ended March 31,
Cash Flows from Continuing Operations (in thousands)	2012	2011
Net Cash Flows Provided By (Used In):
Operating activities	$160,127	$117,503
Investing activities	(365,966)	(343,009)
Financing activities	(87,246)	350,877

Operating Activities

Cash provided by operating activities for the first quarter of 2012 increased $43 million, primarily due to increased earnings, offset in part by increased investment in working capital relative to the 2011 first quarter.   Higher sales volumes increased 2012 first quarter earnings from continuing operations, adjusted for noncash depreciation and amortization, by $38 million as compared with the 2011 period.  The higher sales volumes also necessitated a $15 million greater investment in working capital necessary to support this growth.

Adjusted Working Capital

Adjusted working capital (a non-GAAP measure calculated as accounts receivable, plus inventory, less accounts payable) increased from December 31, 2011 by $101 million, or 7%, to $1.6 billion, which reflected an increase in receivables of $84 million, an increase in inventory of $77 million and an increase in accounts payable of $60 million generally due to higher order and sales volume.  Excluding acquisitions and the effects of foreign exchange translation, adjusted working capital would have increased by $58 million, or 4%.

Investing Activities

Cash used in investing activities results from cash outflows for capital expenditures and acquisitions, partially offset by proceeds from sales of short term investments, businesses and property, plant and equipment.  For the three months ended March 31, 2012 we used cash in investing activities of $366 million compared to $343 million for the same period of 2011, driven by the following factors:

•
In the first quarter of 2012, we used $297 million to acquire two businesses, including $282 million for Maag Pump Systems, a European acquisition for our fluid solutions platform. This includes funding of approximately $17 million of cash collateral to secure Maag’s outstanding bank guarantees at the date of acquisition.  In comparison, we used $424 million to acquire four businesses in the first quarter of 2011, including $401 million for the acquisition of Harbison-Fischer by our Energy segment.

•
Our capital expenditures were approximately $20 million higher in the 2012 quarter as compared to 2011, reflecting increased investment in capacity expansion within our high-growth businesses.  Specifically, we continue to support growth in the handset market with significant investments to increase MEMS manufacturing capacity in our domestic and Asian facilities, along with other investments supporting growth in our energy and fluid solutions end markets. We expect full year 2012 capital expenditures to approximate 3.5% to 3.8% of revenue.

•	In the first quarter of 2011, we generated proceeds of $124 million from the sale of short-term investments, which were liquidated to provide cash for 2011 acquisitions.

In April 2012, we received $45 million from NXP as final settlement of purchase price adjustments for post-acquisition contingencies relating to the 2011 Sound Solutions acquisition.

We have entered into an agreement to acquire an add-on business within our Energy segment for approximately $220 million. The transaction is subject to satisfaction of customary closing conditions and is expected to close towards the end of April 2012.

We anticipate that capital expenditures and any acquisitions we make through the remainder of 2012 will be funded from available cash and internally generated funds and, if necessary, through the issuance of commercial paper, use of established lines of credit or public debt or equity markets.

Financing Activities

Our cash flow from financing activities generally relates to a use of cash for purchase of our common stock and payment of dividends, offset by net borrowing activity and proceeds from exercise of stock options.  For the three months ended March 31, 2012, we used cash of $87 million for financing activities compared to cash provided by financing activities of $351 million in the 2011 quarter, with the activity attributed to the following:

•
In the 2012 quarter, we had negligible reductions in borrowings. However, in the first quarter of 2011, we received proceeds of $23 million from the issue of commercial paper and $789 million from the issue of 4.3% 10-year Notes due 2021 and 5.375% 30-year Notes due 2041.  These proceeds were used to repay $400 million of other borrowings which came due during the period.

•	We used $45 million to repurchase common stock in the 2012 quarter, $16 million more than was used in the comparable period of 2011.

•	We paid $7 million higher dividends to shareholders in the 2012 quarter as compared to 2011.

•	We received $4 million less in proceeds from employee exercises of stock options in the 2012 quarter as compared to 2011.

We historically repurchase shares of our common stock in an amount at least equal to the number of shares issued under our equity compensation arrangements, and expect to continue with this policy.

Liquidity and Capital Resources

Free Cash Flow

In addition to measuring our cash flow generation and usage based upon the operating, investing and financing classifications included in the Unaudited Condensed Consolidated Statement of Cash Flows, we also measure free cash flow (a non-GAAP measure).  We believe that free cash flow is an important measure of operating performance because it provides management and investors a measurement of cash generated from operations that is available to fund acquisitions, pay dividends, repay debt and repurchase our common stock.

The following table reconciles our free cash flow to cash flow provided by operating activities:
	Three Months Ended March 31,
Free Cash Flow (dollars in thousands)	2012	2011
Cash flow provided by operating activities	$160,127	$117,503
Less: Capital expenditures	(71,429)	(51,379)
Free cash flow	$88,698	$66,124

Free cash flow as a percentage of revenue	4.3%	3.6%

For the three months ended March 31, 2012, we generated free cash flow of $88.7 million, representing 4.3% of revenue and 45.1% of net earnings from continuing operations, while continuing to make investments necessary to support our growth. Free cash flow generated during the period reflects typical seasonality.  The free cash flow generated in the first quarter of 2012 is $23 million higher than the amount generated in the comparable 2011 quarter, primarily due to the higher earnings from continuing operations before depreciation and amortization. We expect to generate free cash flow for the year of approximately 10%, consistent with our historical performance.

Net Debt to Net Capitalization

We utilize the net debt to net capitalization calculation (a non-GAAP measure) to assess our overall financial leverage and capacity and believe the calculation is useful to investors for the same reason.  The following table provides a reconciliation of net debt to net capitalization to the most directly comparable GAAP measures:

Net Debt to Net Capitalization Ratio (dollars in thousands)	March 31, 2012	December 31, 2011
Current maturities of long-term debt	$3,510	$1,022
Long-term debt	2,191,757	2,186,230
Total debt	2,195,267	2,187,252
Less: Cash, cash equivalents and short-term investments	(899,976)	(1,206,755)
Net debt	1,295,291	980,497
Add: Stockholders' equity	5,089,677	4,930,555
Net capitalization	$6,384,968	$5,911,052
Net debt to net capitalization	20.3%	16.6%

Our net debt to net capitalization ratio increased to 20.3% at March 31, 2012 from 16.6% at December 31, 2011, primarily due to the use of cash to fund acquisitions totaling $297 million during the quarter.

At March 31, 2012, our cash and cash equivalents totaled $900 million, of which $361 million was held outside the United States.  Cash and equivalents are invested in highly liquid investment grade money market instruments with maturities of three months or less. We regularly invest cash in excess of near-term requirements in money market instruments or short-term investments, which consist of investment grade time deposits with original maturity dates at the time of purchase greater than three months, up to twelve months.  We held no short-term investments at March 31, 2012.

We use commercial paper borrowings for general corporate purposes, including the funding of acquisitions and the repurchase of our common stock.  We currently maintain an unsecured revolving credit facility with a syndicate of banks which permits borrowings up to $1 billion and expires on November 10, 2016.  This facility is used primarily as liquidity back-up for our commercial paper program.  We have not drawn down any loans under this facility nor do we anticipate doing so. If we were to draw down a loan, at our election, the loan would bear interest at a Eurodollar or Sterling rate based on LIBOR, plus an applicable margin ranging from 0.565% to 1.225% (subject to adjustment based on the rating accorded our senior unsecured debt by S&P and Moody’s) or at a base rate pursuant to a formula defined in the facility. Under this facility, we are required to maintain an interest coverage ratio of EBITDA to consolidated net interest expense of not less than 3.0 to 1.  We were in compliance with this covenant and our other long-term debt covenants at March 31, 2012 and had a coverage ratio of 14.4 to 1.  We are not aware of any potential impairment to our liquidity and expect to remain in compliance with all of our debt covenants.

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

At March 31, 2012, we have an outstanding floating-to-floating cross currency swap agreement for a total notional amount of $50 million in exchange for CHF 65.1 million, which matures on October 15, 2015.  This transaction continues to hedge a portion of our net investment in CHF-denominated operations.  The agreement qualifies as a net investment hedge and the effective portion of the change in fair value is reported within the cumulative translation adjustment section of other comprehensive income.  The fair value at March 31, 2012 reflected a loss of $23.7 million due to the strengthening of the Swiss franc relative to the U.S. dollar over the term of this arrangement.

Critical Accounting Policies

Our condensed consolidated financial statements and related public financial information are based on the application of generally accepted accounting principles in the United States of America (“GAAP”). GAAP requires the use of estimates, assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue and expense amounts reported.  These estimates can also affect supplemental information contained in our public disclosures, including information regarding contingencies, risk and our financial condition. We believe our use of estimates and underlying accounting assumptions conform to GAAP and are consistently applied.  We review valuations based on estimates for reasonableness on a consistent basis.

Recent Accounting Standards

See Note 14 — Recent Accounting Standards.  The adoption of recent accounting standards as included in Note 14 to the Unaudited Condensed Consolidated Financial Statements has not had and is not expected to have a significant impact on our revenue, earnings or liquidity.

Special Notes Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q, especially “Management’s Discussion and Analysis,” contains “forward-looking” statements within the meaning of the Securities Act of 1933, as amended, the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. Such statements relate to, among other things, income, earnings, cash flows, changes in operations, operating improvements, industries in which Dover businesses operate and the U.S. and global economies. Statements in this Form 10-Q that are not historical are hereby identified as “forward-looking statements” and may be indicated by words or phrases such as “anticipates,” “supports,” “indicates,” “suggests,” “will,” “plans,” “projects,” “expects,” “believes,” “should,” “would,” “could,” “hope,” “forecast,” “management is of the opinion,” use of the future tense and similar words or phrases. Forward-looking statements are subject to inherent risks and uncertainties that could cause actual results to differ materially from current expectations including, but not limited to, uncertainties in the credit and capital markets, interest rates, currency exchange rates, the world economy and sovereign credit, especially in Europe; political events and possible future terrorist threats that could impact countries where Dover does business or the worldwide economy; the impact of natural disasters and their effect on global supply chains and energy markets; increases in the cost of raw materials; the Company’s ability to achieve expected savings from integration, synergy and other cost-control initiatives; the ability to identify and successfully consummate value-adding acquisition opportunities; increased competition and pricing pressures in the markets served by Dover’s businesses; the ability of Dover’s businesses to expand into new geographic markets and to anticipate and meet customer demands for new products and product enhancements; the impact of loss of a single-source manufacturing facility; changes in customer demand; a downgrade in Dover’s credit ratings; the relative mix of products and services which impacts margins and operating efficiencies; short-term capacity constraints; domestic and foreign governmental and public policy changes including environmental regulations, tax policies, export subsidy programs, R&E credits and other similar programs; unforeseen developments in contingencies such as litigation; protection and validity of patent and other intellectual property rights; and the cyclical nature of some of Dover’s businesses. Readers are cautioned not to place undue reliance on such forward-looking statements. These forward-looking statements speak only as of the date made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

We may, from time to time, post financial or other information on our Internet website, www.dovercorporation.com.  The Internet address is for informational purposes only and is not intended for use as a hyperlink. We are not incorporating any material on our website into this report.

Non-GAAP Disclosures

In an effort to provide investors with additional information regarding our results as determined by generally accepted accounting principles (GAAP), we also disclose non-GAAP information which we believe provides useful information to investors. Free cash flow, net debt, total debt, net capitalization, the net debt to net capitalization ratio, adjusted working capital, earnings adjusted for non-recurring items, effective tax rate adjusted for discrete and other items, revenue excluding the impact of changes in foreign currency exchange rates and organic revenue growth are not financial measures under GAAP and should not be considered as a substitute for cash flows from operating activities, debt or equity, earnings, revenue or working capital as determined in accordance with GAAP, and they may not be comparable to similarly titled measures reported by other companies.  We believe the (1) net debt to net capitalization ratio and (2) free cash flow are important measures of operating performance and liquidity. Net debt to net capitalization is helpful in evaluating our capital structure and the amount of leverage we employ. Free cash flow provides both management and investors a measurement of cash generated from operations that is available to fund acquisitions, pay dividends, repay debt and repurchase our common stock.  Reconciliations of free cash flow, total debt and net debt can be found above in this Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations. We believe that reporting our effective tax rate adjusted for discrete and other items is useful to management and investors as it facilitates comparisons of our ongoing tax rate to prior and future periods and our peers. We believe that reporting adjusted working capital (also sometimes called “working capital”), which is calculated as accounts receivable, plus inventory, less accounts payable, provides a meaningful measure of our operational results by showing the changes caused solely by revenue.  We believe that reporting adjusted working capital and revenues at constant currency, which excludes the positive or negative impact of fluctuations in foreign currency exchange rates, provides a meaningful measure of our operational changes, given the global nature of our businesses. We believe that reporting organic or core revenue growth, which excludes the impact of foreign currency exchange rates and the impact of acquisitions, provides a useful comparison of our revenue performance and trends between periods.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There has been no significant change in our exposure to market risk during the first three months of 2012.  For a discussion of our exposure to market risk, refer to Item 7A, Quantitative and Qualitative Disclosures about Market Risk, contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

Item 4. Controls and Procedures

At the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2012.

During the first quarter of 2012, there were no changes in the Company’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. In making its assessment of changes in internal control over financial reporting as of March 31, 2012, management has excluded Sound Solutions, Oil Lift and Maag Pump Systems, three companies acquired in purchase business combinations during the twelve months ended March 31, 2012.  The Company is currently assessing the control environments of these acquisitions.  These companies are wholly-owned by the Company and their total revenue for the three month period ended March 31, 2012 represents approximately 4.3% of the Company’s consolidated revenue for the same period. Their excluded assets represent approximately 3.4% of the Company’s consolidated assets at March 31, 2012.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

See Part I, Notes to Unaudited Condensed Consolidated Financial Statements, Note 10.

Item 1A. Risk Factors

There have been no material changes with respect to risk factors as previously disclosed in our Annual Report on Form 10-K for its fiscal year ended December 31, 2011.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable.

(b)	Not applicable.

(c)	The table below presents shares of Dover stock which we acquired during the quarter.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased under the Plans or Programs (2)
January 1 to January 31	30,000	$63.21	30,000	2,503,495
February 1 to February 29	343,931	65.19	300,000	2,203,495
March 1 to March 31	330,000	64.15	330,000	1,873,495
For the First Quarter	703,931	$64.15	660,000	1,873,495

(1)
In February, we acquired 43,931 of these shares from holders of our employee stock options when they tendered those shares as full or partial payment of the exercise price of such options.  These shares were applied against the exercise price at the market price on the date of exercise.  During the first quarter of 2012, we purchased 660,000 shares on the open market under the five-year, 10,000,000 share repurchase authorized by the Board of Directors in May 2007.

(2)	As of March 31, 2012, the approximate number of shares still available for repurchase under the May 2007 share repurchase authorization was 1,873,495.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

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

101
The following materials from Dover Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 formatted in XBRL (eXtensible Business Reporting Language):  (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statement of Shareholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report on Form
10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

DOVER CORPORATION

Date: April 18, 2012	/s/ Brad M. Cerepak
Brad M. Cerepak,
Senior Vice President & Chief Financial Officer
(Principal Financial Officer)

Date: April 18, 2012	/s/ Raymond T. McKay Jr.
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

101
The following materials from Dover Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 formatted in XBRL (eXtensible Business Reporting Language):  (i) the Condensed Consolidated Statement of Earnings, (ii) the Condensed Consolidated Balance Sheet, (iii) the Condensed Consolidated Statement of Stockholders’ Equity, (iv) the Condensed Consolidated Statement of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements.