Form 10-Q/A
period 2012-03-31
DOVER Corp
filed 2012-06-14
CIK 29905

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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

Explanatory Note

Dover Corporation (the “Company”) is filing this Amendment No. 1 to its Form 10-Q for the quarter ended March 31, 2012, originally filed with the Securities and Exchange Commission on April 18, 2012.  This Amendment is being filed to correct an inadvertent error in the name of the executive providing the certification included within Exhibit 31.1 of the EDGAR file submission, to reflect the proper name of the executive that provided the signed certification at the time the 10-Q was filed.  Other than the inadvertent error described above, no other statement, amount or other disclosure has been changed from those presented in the Form 10-Q for the quarter ended March 31, 2012 originally filed by the Company on April 18, 2012, nor does this Amendment reflect any events occurring after the date of the original filing.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report on Form 10-Q/A (Amendment No. 1) to be signed on its behalf by the undersigned thereunto duly authorized.

DOVER CORPORATION

Date: June 14, 2012	/s/ Brad M. Cerepak
Brad M. Cerepak,
Senior Vice President & Chief Financial Officer
(Principal Financial Officer)

Date: June 14, 2012	/s/ Raymond T. McKay, Jr.
Raymond T. McKay, Jr.,
Vice President, Controller
(Principal Accounting Officer)

EXHIBIT INDEX

31.1	Certificate pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, signed and dated by Brad M. Cerepak.