Form 10-Q
period 2012-06-30
DOVER Corp
filed 2012-07-18
CIK 29905

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934
For the transition period from to

Commission File Number: 1-4018

Dover Corporation
(Exact name of registrant as specified in its charter)

Delaware	53-0257888
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3005 Highland Parkway
Downers Grove, Illinois	60515
(Address of principal executive offices)	(Zip Code)

(630) 541-1540
(Registrant’s telephone number, including area code)

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

Large accelerated filer ☑		Accelerated filer ☐
Non-accelerated filer ☐	(Do not check if smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐  No  ☑

The number of shares outstanding of the Registrant’s common stock as of July 12, 2012 was 182,806,862.

Dover Corporation
Form 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

DOVER CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(in thousands, except per share figures)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenue	$2,156,508	$1,994,970	$4,219,872	$3,807,048
Cost of goods and services	1,338,911	1,218,974	2,621,951	2,319,301
Gross profit	817,597	775,996	1,597,921	1,487,747
Selling and administrative expenses	494,050	448,399	974,930	901,826
Operating earnings	323,547	327,597	622,991	585,921
Interest expense, net	29,717	28,157	59,744	56,475
Other expense, net	142	1,477	2,764	2,665
Earnings before provision for income taxes and discontinued operations	293,688	297,963	560,483	526,781
Provision for income taxes	80,786	58,765	150,754	112,792
Earnings from continuing operations	212,902	239,198	409,729	413,989
Earnings from discontinued operations, net	1,199	10,571	435	30,685
Net earnings	$214,101	$249,769	$410,164	$444,674

Comprehensive earnings	$120,514	$269,404	$357,819	$535,970

Earnings per share from continuing operations:
Basic	$1.16	$1.28	$2.23	$2.22
Diluted	$1.15	$1.26	$2.20	$2.18

Earnings per share from discontinued operations:
Basic	$0.01	$0.06	$—	$0.16
Diluted	$0.01	$0.06	$—	$0.16

Net earnings per share:
Basic	$1.17	$1.34	$2.23	$2.38
Diluted	$1.15	$1.32	$2.20	$2.34

Dividends paid per common share	$0.315	$0.275	$0.63	$0.55

See Notes to Condensed Consolidated Financial Statements

DOVER CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)

	June 30, 2012	December 31, 2011
Current assets:
Cash and cash equivalents	$785,965	$1,206,755
Receivables, net of allowances of $25,902 and $24,987	1,320,245	1,190,265
Inventories, net	921,040	803,346
Prepaid and other current assets	137,975	154,859
Deferred tax assets	40,089	41,905
Total current assets	3,205,314	3,397,130
Property, plant and equipment, net	1,086,151	1,000,870
Goodwill	4,021,133	3,787,117
Intangible assets, net	1,370,810	1,207,084
Other assets and deferred charges	117,969	104,808
Assets of discontinued operations	3,028	4,441
Total assets	$9,804,405	$9,501,450

Current liabilities:
Notes payable and current maturities of long-term debt	$3,402	$1,022
Accounts payable	620,598	543,924
Accrued compensation and employee benefits	279,934	281,611
Accrued insurance	103,400	104,172
Other accrued expenses	228,005	234,382
Federal and other taxes on income	26,370	37,870
Total current liabilities	1,261,709	1,202,981
Long-term debt	2,191,750	2,186,230
Deferred income taxes	508,082	411,163
Other liabilities	636,046	650,604
Liabilities of discontinued operations	96,554	119,917
Stockholders' equity:
Total stockholders' equity	5,110,264	4,930,555
Total liabilities and stockholders' equity	$9,804,405	$9,501,450

See Notes to Condensed Consolidated Financial Statements

DOVER CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)
(unaudited)

	Common Stock $1 Par Value	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Earnings (Loss)	Treasury Stock	Total Stockholders' Equity
Balance at December 31, 2011	$250,592	$663,289	$6,629,116	$(47,510)	$(2,564,932)	$4,930,555
Net earnings	—	—	410,164	—	—	410,164
Dividends paid	—	—	(115,714)	—	—	(115,714)
Common stock issued for acquisition	1,636	98,974	—	—	—	100,610
Common stock issued for options exercised	880	6,033	—	—	—	6,913
Tax benefit from the exercise of stock options	—	12,440	—	—	—	12,440
Stock-based compensation expense	—	16,565	—	—	—	16,565
Common stock acquired	—	—	—	—	(198,924)	(198,924)
Other comprehensive loss, net of tax	—	—	—	(52,345)	—	(52,345)
Balance at June 30, 2012	$253,108	$797,301	$6,923,566	$(99,855)	$(2,763,856)	$5,110,264

Preferred Stock: $100 par value per share; 100,000 shares authorized; no shares issued.

See Notes to Condensed Consolidated Financial Statements

DOVER CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2012	2011
Operating Activities of Continuing Operations
Net earnings	$410,164	$444,674

Adjustments to reconcile net earnings to cash from operating activities:
Gain from discontinued operations, net	(435)	(30,685)
Depreciation and amortization	176,672	136,056
Stock-based compensation	16,106	14,007
Loss (gain) on sale of assets	103	(908)
Cash effect of changes in current assets and liabilities (excluding effects of acquisitions, dispositions and foreign exchange):
Accounts receivable	(102,229)	(169,227)
Inventories	(66,085)	(87,186)
Prepaid expenses and other assets	(16,701)	(4,416)
Accounts payable	53,261	91,329
Accrued expenses	(56,911)	(68,797)
Accrued and deferred taxes, net	14,021	(1,673)
Other, net	(15,719)	(411)
Net cash provided by operating activities of continuing operations	412,247	322,763

Investing Activities of Continuing Operations
Proceeds from sale of short-term investments	—	124,410
Proceeds from the sale of property, plant and equipment	6,133	4,976
Additions to property, plant and equipment	(145,787)	(123,717)
Proceeds from the sale of businesses	—	4,816
Settlement of net investment hedge	—	(18,211)
Increase in restricted cash	(20,548)	—
Acquisitions, including adjustment for prior year acquisition purchase price (net of cash and cash equivalents acquired)	(354,270)	(424,624)
Net cash used in investing activities of continuing operations	(514,472)	(432,350)

Financing Activities of Continuing Operations
Change in notes payable, net	—	31,145
Reduction of long-term debt	(130)	(400,458)
Proceeds from long-term debt, net of discount and issuance costs	—	788,971
Purchase of common stock	(198,924)	(98,382)
Proceeds from exercise of stock options and SARs, including tax benefits	19,353	34,118
Dividends to stockholders	(115,714)	(102,605)
Net cash (used in) provided by financing activities of continuing operations	(295,415)	252,789

Cash Flows from Discontinued Operations
Net cash (used in) provided by operating activities of discontinued operations	(21,515)	14,492
Net cash used in investing activities of discontinued operations	—	(2,669)
Net cash (used in) provided by discontinued operations	(21,515)	11,823

Effect of exchange rate changes on cash and cash equivalents	(1,635)	56,166

Net (decrease) increase in cash and cash equivalents	(420,790)	211,191
Cash and cash equivalents at beginning of period	1,206,755	1,189,079

Cash and cash equivalents at end of period	$785,965	$1,400,270

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

2. Acquisitions

The following table details the acquisitions made during the six months ended June 30, 2012.

2012 Acquisitions
Date	Type	Company / Product Line Acquired	Location (Near)	Segment
Jan 1	Asset	Quattroflow Fluid Systems	Kamp-Lintfort, Germany	Engineered Systems
Manufacturer of positive displacement pumps primarily serving the pharmaceutical and biotech industries.

Mar 14	Stock	Maag Pump Systems	Grossostheim, Germany	Engineered Systems
Manufacturer of gear pump technology, pelletizing systems and engineered integrated solutions for the polymer, plastic, chemical and petrochemical industries.

Apr 25	Stock	Production Control Services (PCS)	Fredrick, Colorado	Energy
Manufacturer of products in artificial lift and production optimization, including plunger lift, gas lift, nitrogen generation, and well site automation.

The Company acquired these businesses in three separate transactions for net cash consideration of $399,270. Additionally, the acquisition of PCS was funded in part with common stock valued at $100,610 at the date of acquisition, so aggregate consideration for 2012 year-to-date acquisitions totaled $499,880. As a result of these acquisitions, the Company recorded approximately $195,192 of customer-related intangible assets (weighted average lives of 11 years), $15,940 of trademarks (weighted average lives of 11 years), and $37,666 of other intangibles (weighted average lives of 7 years).  These acquisitions resulted in the recognition of goodwill totaling $263,405, of which $6,399 is expected to be deductible for tax purposes. In connection with the acquisition of Maag Pump Systems, the Company also provided restricted-use cash collateral to secure Maag's outstanding bank guarantees at the date of acquisition. At June 30, 2012, the outstanding amount of collateral totaled $15,848, which will decline as the guarantees expire or they are migrated to the Company's credit facility.

These businesses manufacture products in the energy and fluid solutions markets, two key growth areas for the Company. The businesses were acquired to complement and expand upon existing operations within the Energy segment and the Fluid Solutions platform of the Engineered Systems segment. The goodwill identified by these acquisitions reflects the benefits expected to be derived from product line expansion and operational synergies.  Upon consummation of the acquisitions, each of these entities is now wholly-owned by Dover.

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)(in thousands, except share data)

The following presents the allocation of acquisition cost to the assets acquired and liabilities assumed, based on their estimated fair values:

Current assets, net of cash acquired	$100,689
Property, plant and equipment	52,392
Goodwill	263,405
Intangible assets	248,798
Other non-current assets	5,904
Total liabilities	(171,308)
Net assets acquired	$499,880

The Company is in the process of finalizing appraisals of tangible and intangible assets and continuing to evaluate the initial purchase price allocations for the Maag and PCS acquisitions.  Accordingly, management has used its best estimates in the preliminary purchase price allocations as of the date of these financial statements.  As additional information is obtained about these assets and liabilities within the measurement period (not to exceed one year from the date of acquisition), including through asset appraisals and learning more about the newly acquired businesses, the Company expects to refine its estimates of fair value to allocate the purchase price more accurately; however, any such revisions are not expected to be significant.

The Unaudited Condensed Consolidated Statements of Comprehensive Earnings include the results of these businesses from the dates of acquisition.  The aggregate revenue of the 2012 acquisitions included in the Company’s consolidated revenue totaled $63,492 and $74,884 for the three and six months ended June 30, 2012, respectively.

In April 2012, the Company received approximately $45,000 as final payment for settlement of purchase price adjustments for post-acquisition contingencies relating to the 2011 Sound Solutions acquisition. This amount is reported within cash paid for acquisitions in the Condensed Consolidated Statement of Cash Flow for the six months ended June 30, 2012 and had no impact to the Company's earnings for the three and six months ended June 30, 2012.

Pro Forma Information

The following unaudited pro forma information illustrates the effect on the Company’s revenue and net earnings for the three and six months ended June 30, 2012 and 2011, assuming that the 2012 acquisitions had taken place at the beginning of 2011. As a result, the supplemental pro forma net earnings reflect adjustments to the net earnings as reported in the Unaudited Condensed Consolidated Statements of Comprehensive Earnings for the three and six months ended June 30, 2012 to exclude $1,460 and $3,285, respectively, of acquisition-related costs (after-tax) and $5,826 and $6,642, respectively, of nonrecurring expense related to the fair value adjustments to acquisition-date inventory (after-tax).  The supplemental pro forma earnings for the comparable 2011 periods were adjusted to include these charges as if they were incurred at the beginning of 2011. The 2012 and 2011 supplemental pro forma earnings are also adjusted to reflect the comparable impact of additional depreciation and amortization expense (net of tax) resulting from the fair value measurement of tangible and intangible assets relating to 2012 and 2011 acquisitions.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenue from continuing operations:
As reported	$2,156,508	$1,994,970	$4,219,872	$3,807,048
Pro forma	2,162,905	2,151,189	4,286,092	4,119,193
Earnings from continuing operations:
As reported	$212,902	$239,198	$409,729	$413,989
Pro forma	220,623	239,168	424,693	406,865
Basic earnings per share from continuing operations:
As reported	$1.16	$1.28	$2.23	$2.22
Pro forma	1.20	1.28	2.31	2.18
Diluted earnings per share from continuing operations:
As reported	$1.15	$1.26	$2.20	$2.18
Pro forma	1.19	1.26	2.28	2.14

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)(in thousands, except share data)

These pro forma results of operations have been prepared for comparative purposes only, and they do not purport to be indicative of the results of operations that actually would have resulted had the acquisitions occurred on the dates indicated or that may result in the future.

3. Inventories, net

	June 30, 2012	December 31, 2011
Raw materials	$411,529	$372,627
Work in progress	201,317	177,016
Finished goods	361,093	309,048
Subtotal	973,939	858,691
Less LIFO reserve	(52,899)	(55,345)
Total	$921,040	$803,346

4. Property, Plant and Equipment, net

	June 30, 2012	December 31, 2011
Land	$63,033	$54,113
Buildings and improvements	613,150	586,538
Machinery, equipment and other	2,168,423	2,033,926
	2,844,606	2,674,577
Less accumulated depreciation	(1,758,455)	(1,673,707)
Total	$1,086,151	$1,000,870

5. Goodwill and Other Intangible Assets

The following table provides the changes in carrying value of goodwill by segment for the six months ended June 30, 2012:

	Communication Technologies	Energy	Engineered Systems	Printing & Identification	Total
Goodwill	$1,204,582	$622,335	$1,005,981	$1,024,780	$3,857,678
Accumulated impairment loss	—	—	(70,561)	—	(70,561)
Balance at January 1, 2012	1,204,582	622,335	935,420	1,024,780	3,787,117
Acquisitions	—	108,856	154,549	—	263,405
Purchase price adjustments	(6,998)	—	—	—	(6,998)
Foreign currency translation	(12,010)	(228)	(6,988)	(3,165)	(22,391)
Balance at June 30, 2012	$1,185,574	$730,963	$1,082,981	$1,021,615	$4,021,133

During the six months ended June 30, 2012, the Company recorded adjustments totaling $6,998 to goodwill relating primarily to finalization of the purchase price allocation to assets acquired and liabilities assumed for the 2011 Sound Solutions acquisition.

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)(in thousands, except share data)

The following table provides the gross carrying value and accumulated amortization for each major class of intangible asset:

	June 30, 2012		December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized Intangible Assets:
Trademarks	$90,352	$23,166	$66,428	$20,518
Patents	155,163	104,169	145,864	99,990
Customer Intangibles	1,342,060	433,611	1,171,608	380,196
Unpatented Technologies	144,509	104,267	142,405	98,193
Drawings & Manuals	32,802	6,286	8,165	5,153
Distributor Relationships	73,142	30,380	73,162	28,500
Other	46,649	21,678	28,677	20,251
Total	1,884,677	723,557	1,636,309	652,801
Unamortized Intangible Assets:
Trademarks	209,690		223,576
Total Intangible Assets	$2,094,367	$723,557	$1,859,885	$652,801

Amortization expense totaled $39,938 and $27,229 for the three months ended June 30, 2012 and 2011, respectively. For the six months ended June 30, 2012 and 2011, amortization expense was $75,342 and $54,725.

6. Borrowings

Borrowings consist of the following:

	June 30, 2012	December 31, 2011
4.875% 10-year notes due October 15, 2015	$299,342	$299,244
5.45% 10-year notes due March 15, 2018	348,103	347,938
4.30% 10-year notes due March 1, 2021	449,774	449,761
6.60% 30-year notes due March 15, 2038	247,727	247,683
5.375% 30-year notes due March 1, 2041	345,432	345,352
6.65% 30-year debentures due June 1, 2028	199,431	199,414
5.375% 30-year debentures due October 15, 2035	296,287	296,208
Other	9,056	1,652
Total long-term debt	2,195,152	2,187,252
Less current installments	(3,402)	(1,022)
	$2,191,750	$2,186,230

The Company maintains a $1 billion unsecured revolving credit facility which expires on November 10, 2016.  The Company primarily uses this facility as liquidity back-up for its commercial paper program and has not drawn down any loans under the $1 billion facility and does not anticipate doing so. The Company generally uses commercial paper borrowings for general corporate purposes, funding of acquisitions and the repurchases of its common stock.

Interest expense and interest income for the three and six months ended June 30, 2012 and 2011 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Interest expense	$31,478	$31,080	$63,123	$62,116
Interest income	(1,761)	(2,923)	(3,379)	(5,641)
Interest expense, net	$29,717	$28,157	$59,744	$56,475

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)(in thousands, except share data)

7. Financial Instruments

Derivatives

The Company is exposed to market risk for changes in foreign currency exchange rates due to the global nature of its operations. In order to manage this risk the Company has hedged portions of its forecasted sales and purchases, which occur within the next twelve months and are denominated in non-functional currencies, with currency forward or collar contracts designated as cash flow hedges. At June 30, 2012 and December 31, 2011, the Company had contracts with U.S. dollar equivalent notional amounts of $53,875 and $83,541, respectively, to exchange foreign currencies, principally the U.S. dollar, euro, pound sterling, Japanese yen, Chinese yuan and Malaysian ringgit. The Company believes it is probable that all forecasted cash flow transactions will occur.

The Company also has an outstanding floating-to-floating cross currency swap agreement for a total notional amount of $50,000 in exchange for CHF 65,100, which expires on October 15, 2015. This transaction continues to hedge a portion of the Company’s net investment in CHF-denominated operations. The agreement qualifies as a net investment hedge and the effective portion of the change in fair value is reported within the cumulative translation adjustment section of other comprehensive income. The fair values at June 30, 2012 and December 31, 2011 reflected losses of $20,599 and $21,656, respectively, due to the strengthening of the Swiss franc relative to the U.S. dollar over the term of the arrangement.

The following table sets forth the fair values of derivative instruments held by the Company as of June 30, 2012 and December 31, 2011 and the balance sheet lines in which they are recorded:

	Fair Value Asset (Liability)
	June 30, 2012	December 31, 2011	Balance Sheet Caption
Foreign currency forward / collar contracts	$203	$394	Prepaid / Other assets
Foreign currency forward / collar contracts	(485)	(1,284)	Other accrued expenses
Net investment hedge - cross currency swap	(20,599)	(21,656)	Other liabilities

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

Fair Value Measurements

Accounting Standards Codification ("ASC") 820, “Fair Value Measurements and Disclosures,” establishes a fair value hierarchy that requires the Company to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. A financial instrument’s categorization within the hierarchy is based on the lowest level of input that is significant to the fair value measurement. ASC 820 establishes three levels of inputs that may be used to measure fair value.

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

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)(in thousands, except share data)

The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2012 and December 31, 2011:

	June 30, 2012			December 31, 2011
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets:
Foreign currency cash flow hedges	$—	$203	$—	$—	$394	$—
Liabilities:
Foreign currency cash flow hedges	—	485	—	—	1,284	—
Net investment hedge derivative	—	20,599	—	—	21,656	—

In addition to fair value disclosure requirements related to financial instruments carried at fair value, accounting standards require interim disclosures regarding the fair value of all of the Company’s financial instruments.

The estimated fair value of long-term debt at June 30, 2012 and December 31, 2011 was $2,689,647 and $2,679,793, respectively, compared to the carrying value of $2,195,152 and $2,187,252, respectively. The estimated fair value of long-term debt is based on quoted market prices for similar instruments and is, therefore, classified as Level 2 within the valuation hierarchy.

The carrying values of cash and cash equivalents, trade receivables, accounts payable, and notes payable are reasonable estimates of their fair values as of June 30, 2012 and December 31, 2011 due to the short-term nature of these instruments.

8. Income Taxes

For the three and six months ended June 30, 2012, the effective tax rates for continuing operations before consideration of discrete items were relatively flat as compared with the prior year periods.  The pre-discrete tax rate was 27.4% and 27.1% for the respective three and six months ended June 30, 2012, and 27.2% for each of the comparable three and six month periods of 2011.  Net discrete items of $(372) for the second quarter and $1,060 year to date did not significantly impact the 2012 effective tax rates.  Discrete items totaling $22,338 in the second quarter of last year and $30,354 in the first half of last year reduced 2011 effective tax rates to 19.7% and 21.4%, respectively, for the comparable three and six month reporting periods.  The unfavorable impact of increased U.S. earnings mix in the 2012 periods was more than offset by the favorable impact of lower effective tax rates in foreign jurisdictions neutralizing rates on a comparative year over year, pre-discrete basis. The Company believes uncertain tax positions could be settled within the next twelve months, for which an estimate cannot currently be made due to the uncertainties associated with the resolution of these matters.

9. Discontinued Operations

Management evaluates Dover’s businesses periodically for their strategic fit within Dover’s operations. Accordingly, the Company decided to sell certain businesses within its Engineered Systems segment. Paladin Brands and Crenlo LLC, two businesses that serve construction related end markets, were sold during the third quarter of 2011 and Heil Trailer International, a manufacturer of specialty transportation trailers and equipment, was sold during the fourth quarter of 2011.

In connection with these disposals, for all periods presented, the Company has reclassified the results of these businesses into discontinued operations in the Unaudited Condensed Consolidated Statements of Comprehensive Earnings.

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)(in thousands, except share data)

Summarized results of the Company’s discontinued operations are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenue	$—	$164,162	$—	$313,383

Gain on sale, net of taxes	$1,860	$—	$1,860	$—

Earnings (loss) from operations before taxes	$(326)	$13,766	$(1,112)	$26,304
(Provision) benefit for income taxes	(335)	(3,195)	(313)	4,381
Earnings from discontinued operations, net of tax	$1,199	$10,571	$435	$30,685

The gain on sale, net of taxes for both the three and six months ended June 30, 2012 reflects adjustments to sale proceeds of businesses sold in prior years. The earnings from operations before taxes for both the three and six months ended June 30, 2011 reflects the net earnings generated by the three businesses sold in 2011, coupled with other expense and accrual adjustments.

Assets and liabilities of discontinued operations are summarized below:

	June 30, 2012	December 31, 2011
Assets of Discontinued Operations
Current assets	$2,731	$2,832
Non-current assets	297	1,609
	$3,028	$4,441
Liabilities of Discontinued Operations
Current liabilities	$8,467	$31,592
Non-current liabilities	88,087	88,325
	$96,554	$119,917

At June 30, 2012 and December 31, 2011, the assets and liabilities of discontinued operations consist primarily of tax-related accruals and unrecognized benefits, as well as other accruals for compensation, legal, environmental and warranty contingencies, none of which are individually significant.

10. Restructuring Activities

The following table details restructuring charges incurred by segment for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Communication Technologies	$649	$891	$1,658	$1,151
Energy	495	1,387	495	1,797
Engineered Systems	1,301	530	1,426	1,392
Printing & Identification	5,619	(774)	5,988	(827)
Total	$8,064	$2,034	$9,567	$3,513

These amounts are classified in the Unaudited Condensed Consolidated Statements of Comprehensive Earnings as follows:

Cost of goods and services	$813	$1,156	$1,229	$1,242
Selling and administrative expenses	7,251	878	8,338	2,271
Total	$8,064	$2,034	$9,567	$3,513

The restructuring expenses incurred in the three and six months ended June 30, 2012 relate primarily to programs initiated in

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)(in thousands, except share data)

2012, principally a few targeted facility consolidations and headcount reductions intended to better align the Company's operations with the current market dynamics. These programs are expected to be concluded in 2012, with additional expense of approximately $4,000 to be recognized over the remainder of 2012.

Restructuring expenses incurred in the three and six months ended June 30, 2011 also included targeted facility consolidations at certain businesses. These programs were substantially complete by the end of 2011 and the related expenses were not significant.

The following table details the Company’s severance and other restructuring accrual activity:

	Severance	Exit	Total
At December 31, 2011	$2,463	$3,129	$5,592
Restructuring charges	8,548	1,019	9,567
Payments	(4,362)	(2,020)	(6,382)
Other, including foreign currency	(20)	(27)	(47)
At June 30, 2012	$6,629	$2,101	$8,730

The accrual balance at December 31, 2011 primarily reflects ongoing lease commitment obligations for facilities closed in earlier periods.

11. Commitments and Contingent Liabilities

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

Letters of Credit

As of June 30, 2012, the Company had approximately $69,860 outstanding in letters of credit and guarantees with financial institutions, which expire at various dates in 2012 through 2016. These letters of credit are primarily maintained as security for insurance, warranty and other performance obligations.

Warranty Accruals

Estimated warranty program claims are provided for at the time of sale. Amounts provided for are based on historical costs and adjusted new claims. The changes in the carrying amount of product warranties through June 30, 2012 and 2011 are as follows:

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)(in thousands, except share data)

	2012	2011
Beginning Balance, January 1	$42,524	$40,032
Provision for warranties	17,458	18,488
Settlements made	(17,528)	(17,830)
Other adjustments, including acquisitions and currency translation	2,348	730
Ending Balance, June 30	$44,802	$41,420

12. Employee Benefit Plans

The following tables set forth the components of the Company’s net periodic expense relating to retirement and post-retirement benefit plans:

Retirement Plans

Qualified Defined Benefits

	Three Months Ended June 30,				Six Months Ended June 30,
	U.S. Plan		Non-U.S. Plans		U.S. Plan		Non-U.S. Plans
	2012	2011	2012	2011	2012	2011	2012	2011
Service Cost	$3,601	$3,542	$1,031	$758	$7,202	$7,084	$2,068	$1,493
Interest Cost	6,284	6,809	2,100	2,182	12,568	13,618	4,197	4,313
Expected return on plan assets	(9,745)	(9,618)	(1,898)	(2,063)	(19,490)	(19,236)	(3,788)	(4,077)
Amortization:
Prior service cost	263	326	29	33	526	652	59	63
Recognized actuarial loss	3,379	2,084	121	64	6,758	4,168	241	128
Transition obligation	—	—	(11)	(11)	—	—	(23)	(22)
Other	—	—	51	32	—	—	102	64
Net periodic expense	$3,782	$3,143	$1,423	$995	$7,564	$6,286	$2,856	$1,962

The net periodic expense reflected above does not included the impact of pension plans related to recent acquisitions. Such amounts are not significant for the periods presented.

Non-Qualified Supplemental Benefits

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Service Cost	$1,326	$1,016	$2,652	$2,032
Interest Cost	1,979	1,960	3,958	3,920
Amortization:
Prior service cost	1,856	1,816	3,712	3,632
Recognized actuarial loss	35	—	70	—
Net periodic expense	$5,196	$4,792	$10,392	$9,584

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)(in thousands, except share data)

Post-Retirement Plans

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Service Cost	$62	$51	$124	$103
Interest Cost	148	181	296	362
Amortization:
Prior service cost	(104)	(103)	(208)	(205)
Recognized actuarial gain	(5)	(60)	(10)	(120)
Settlement gains	(1,493)	—	(1,493)	—
Net periodic expense	$(1,392)	$69	$(1,291)	$140

The Company purchased life insurance contracts to settle a portion of the post-retirement obligations relating to employees of two businesses that were sold in 2011, resulting in settlement gains of $1,493, which are included within the results of discontinued operations for the three and six months ended June 30, 2012.

13. Other Comprehensive Earnings

The amounts recognized in other comprehensive earnings were as follows:

	Three Months Ended June 30, 2012			Three Months Ended June 30, 2011
	Pre-tax	Tax	Net of tax	Pre-tax	Tax	Net of tax
Foreign currency translation adjustments	$(91,318)	$(1,074)	$(92,392)	$1,923	$16,837	$18,760
Cash flow hedges	(378)	132	(246)	(176)	62	(114)
Pension and other postretirement benefit plans	(1,849)	391	(1,458)	—	—	—
Other	524	(15)	509	1,120	(131)	989
Total other comprehensive (loss) earnings	$(93,021)	$(566)	$(93,587)	$2,867	$16,768	$19,635

	Six Months Ended June 30, 2012			Six Months Ended June 30, 2011
	Pre-tax	Tax	Net of tax	Pre-tax	Tax	Net of tax
Foreign currency translation adjustments	$(48,512)	$(370)	$(48,882)	$74,107	$16,837	$90,944
Cash flow hedges	377	(132)	245	(575)	201	(374)
Pension and other postretirement benefit plans	(6,316)	2,056	(4,260)	—	—	—
Other	578	(26)	552	869	(143)	726
Total other comprehensive (loss) earnings	$(53,873)	$1,528	$(52,345)	$74,401	$16,895	$91,296

14. Segment Information

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

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)(in thousands, except share data)

Segment financial information and a reconciliation of segment results to consolidated results follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
REVENUE:
Communication Technologies	$361,689	$288,843	$719,264	$558,425
Energy	538,786	454,327	1,070,356	879,751
Engineered Systems	886,123	823,180	1,708,247	1,546,447
Printing & Identification	370,173	429,497	722,505	824,124
Intra-segment eliminations	(263)	(877)	(500)	(1,699)
Total consolidated revenue	$2,156,508	$1,994,970	$4,219,872	$3,807,048

EARNINGS FROM CONTINUING OPERATIONS:
Segment earnings:
Communication Technologies	$50,322	$54,527	$96,878	$101,852
Energy	133,936	110,447	266,051	203,498
Engineered Systems	133,808	128,570	255,900	226,805
Printing & Identification	41,674	67,967	74,279	122,604
Total segments	359,740	361,511	693,108	654,759
Corporate expense / other (1)	36,335	35,391	72,881	71,503
Net interest expense	29,717	28,157	59,744	56,475
Earnings from continuing operations before provision for income taxes and discontinued operations	293,688	297,963	560,483	526,781
Provision for taxes	80,786	58,765	150,754	112,792
Earnings from continuing operations	$212,902	$239,198	$409,729	$413,989

(1)
Certain expenses are maintained at the corporate level and not allocated to the segments. These expenses include executive and functional compensation costs, non-service pension costs, non-operating insurance expenses, and various administrative expenses relating to the corporate headquarters.

15. Recent Accounting Standards

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

16. Equity Incentive Program

The Company typically grants SARs and performance shares annually at its regularly scheduled first quarter Compensation Committee meeting. In the first quarters of 2012 and 2011, the Company issued stock settled appreciation rights (“SARs”) covering 1,719,943 and 1,524,329 shares, respectively, and 50,416 and 44,751 performance shares, respectively.

The fair value of each SARs grant was estimated on the date of grant using the Black-Scholes option pricing model. The performance share awards are market condition awards and have been assessed at fair value on the date of grant using the Monte Carlo simulation model. The following assumptions were used in determining the fair value of the SARs and performance shares awarded during the respective periods:

	SARs		Performance Shares
	2012	2011	2012	2011
Risk-free interest rate	1.05%	2.68%	0.37%	1.34%
Dividend yield	2.03%	1.70%	2.03%	1.61%
Expected life (years)	5.7	5.8	2.9	2.9
Volatility	36.41%	33.56%	34.10%	40.48%
Grant price	$65.38	$66.59	n/a	n/a
Fair value at date of grant	$18.51	$20.13	$71.98	$91.41

Stock-based compensation is reported within selling and administrative expenses in the accompanying Unaudited Condensed Consolidated Statements of Comprehensive Earnings. The following table summarizes the Company’s compensation expense relating to all stock-based incentive plans:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Pre-tax compensation expense	$7,532	$5,974	$16,106	$14,007
Tax benefit	(2,580)	(2,091)	(5,687)	(4,902)
Total stock-based compensation expense, net of tax	$4,952	$3,883	$10,419	$9,105

On May 3, 2012, the shareholders approved the Dover Corporation 2012 Equity and Cash Incentive Plan (the "2012 Plan"), to replace the 2005 Equity and Cash Incentive Plan, which otherwise would terminate according to its terms on January 31, 2015, and the 1996 Non-Employee Directors Stock Compensation Plan, which would otherwise terminate according to its terms on December 31, 2012. Officers and other key employees, as well as non-employee directors, are eligible to participate in the 2012 Plan, which has a ten year term and will terminate on May 3, 2022. The 2012 Plan provides for stock options and SARs grants, restricted stock awards, restricted stock unit awards, performance share awards, cash performance awards, directors' shares and deferred stock units. Under the 2012 Plan, a total of 17,000,000 shares of common stock are reserved for issuance, subject to adjustments resulting from stock dividends, stock splits, recapitalizations, reorganizations and other similar changes.

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)(in thousands, except share data)

17. Earnings per Share

The following table sets forth a reconciliation of the information used in computing basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Earnings from continuing operations	$212,902	$239,198	$409,729	$413,989
Earnings from discontinued operations, net	1,199	10,571	435	30,685
Net earnings	$214,101	$249,769	$410,164	$444,674

Basic earnings per common share:
Earnings from continuing operations	$1.16	$1.28	$2.23	$2.22
Earnings from discontinued operations, net	$0.01	$0.06	$—	$0.16
Net earnings	$1.17	$1.34	$2.23	$2.38

Weighted average shares outstanding	183,494,000	186,443,000	183,625,000	186,522,000

Diluted earnings per common share:
Earnings from continuing operations	$1.15	$1.26	$2.20	$2.18
Earnings from discontinued operations, net	$0.01	$0.06	$—	$0.16
Net earnings	$1.15	$1.32	$2.20	$2.34

Weighted average shares outstanding	185,780,000	189,705,000	186,171,000	189,905,000

The following table is a reconciliation of the share amounts used in computing earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Weighted average shares outstanding - Basic	183,494,000	186,443,000	183,625,000	186,522,000
Dilutive effect of assumed exercise of employee stock options, SARs and performance shares	2,286,000	3,262,000	2,546,000	3,383,000
Weighted average shares outstanding - Diluted	185,780,000	189,705,000	186,171,000	189,905,000

Diluted per share amounts are computed using the weighted-average number of common shares and, if dilutive, potential common shares outstanding during the period.  Potential common shares consist of the incremental common shares issuable upon the exercise of stock options and SARs, and vesting of performance shares and restricted shares, as determined using the treasury stock method.  For the three months ended June 30, 2012 and 2011, the weighted average number of anti-dilutive potential common shares excluded from the calculation above totaled 3,135,000 and 1,513,000, respectively.  For the six months ended June 30, 2012 and 2011, the weighted average number of anti-dilutive potential common shares excluded from the calculation above totaled 2,784,000 and 1,184,000, respectively.

18. Share Repurchases

In May 2012, the Board of Directors renewed its standing authorization of the Company's share repurchase program, on terms consistent with its prior five-year authorization which expired at that time. This renewal authorizes the repurchase of up to 10,000,000 shares of the Company's common stock during the five-year period ending May 2017.

During the three and six months ended June 30, 2012, the Company repurchased 2,530,000 and 3,190,000 shares of its common stock in the open market, respectively. During the three and six months ended June 30, 2012, the Company also repurchased 40,070 and 84,001 shares from the holders of its employee stock options when they tendered these shares as full or partial payment of the exercise price of such options. Therefore, during the three and six months ended June 30, 2012, a total of 2,570,070 and 3,274,001 shares were repurchased at a cumulative average price of $59.83 and $60.76 per share, respectively. Treasury shares increased to 70,274,488 at June 30, 2012 from a balance of 67,000,487 at December 31, 2011.

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

In the fourth quarter of 2011, we realigned our businesses into four new segments to more closely match our key end-markets. As a result, our principal business segments are Communication Technologies, Energy, Engineered Systems, and Printing & Identification. We believe the revised segment structure provides better alignment and focus around our end-markets, allows for better leverage of our executive leadership talent and expertise, helps improve the sharing and leveraging of resources within and between the four segments, enhances execution of business-specific strategies, and facilitates internal and external benchmarking against companies serving similar markets.

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

The following table shows the percentage of total revenue and segment earnings generated by each of our four segments for the three months ended June 30, 2012 and 2011:

	Three Months Ended		Three Months Ended
	June 30, 2012		June 30, 2011
	Revenue	Segment Earnings	Revenue	Segment Earnings
Communication Technologies	16.7%	14.0%	14.5%	15.0%
Energy	25.0%	37.2%	22.8%	30.6%
Engineered Systems	41.1%	37.2%	41.2%	35.6%
Printing and Identification	17.2%	11.6%	21.5%	18.8%

Total	100.0%	100.0%	100.0%	100.0%

We generated positive results during the second quarter of 2012, with second quarter revenue of $2.2 billion and gross profit of $817.6 million, representing increases of 8% and 5%, respectively, compared to the second quarter of 2011.  The quarter’s solid results were driven by our strong positions in the energy, handset and refrigeration and food equipment markets. We achieved this growth despite considerable headwinds, including a weak European economy and the currency impact of a strengthening U.S. dollar against the euro.

Bookings remained solid in the second quarter, increasing 9% over the prior year quarter.  Market dynamics, including the shift from gas to oil, oil prices supportive of continued production projects, and a strong downstream market should continue to provide a solid platform for our Energy segment's products and services. We also experienced strong activity in the handset market as well as solid demand in the commercial aerospace and life science markets served by our Communication Technologies segment. Our businesses serving the handset market began to receive orders connected to new product launches and we expect this activity to accelerate during the third and fourth quarters of 2012. Businesses within our Engineered Systems segment serving the refrigeration and food equipment markets generated solid results driven on the strength of an active remodel market and our customers' continued focus on energy efficiency. Similarly, our Engineered Systems businesses serving U.S. industrial markets continued to generate solid results during the quarter, and we expect these businesses serving the food equipment and industrial markets to remain strong in the second half. Despite a strong start from our recent Maag Pump Systems acquisition, the performance by our Fluid Solutions platform waned during the second quarter due to the economic weakness in Europe and slowing conditions in China, and we expect this portion of the business to remain challenged by these economic conditions. During the quarter, we experienced continued weakness in the electronics markets served by our Printing & Identification segment. Within our fast moving consumer goods sector, we have been focusing on new products, new channels and service which has helped to offset some of the impact of our exposure to Europe, a key geographic market for this sector. We expect improved results in the Printing & Identification segment over the remainder of the year, due to normal seasonality coupled with our continued focus on new products and new market opportunities in the fast moving consumer goods and industrial markets and the realization of benefits from our recent restructuring activities.

In summary, we expect our 2012 full year organic growth to be in the range of 3% to 5% and acquisition related growth to be approximately 5% for acquisitions completed in 2011 and the first half of 2012.  Based on these revenue assumptions and profitability expectations, we expect our diluted earnings per share from continuing operations for 2012 will be in the range of $4.70 to $4.85.  If global or domestic economic conditions, including economic weakness in Europe, accelerate or deteriorate, our operating results for 2012 could be materially different than currently projected.

RESULTS OF OPERATIONS

As discussed in Note 9 to the Unaudited Condensed Consolidated Financial Statements, we are reporting three businesses that were sold during 2011 as discontinued operations. Therefore, we have classified the results of operations of these businesses as discontinued operations for all periods presented.

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in thousands, except per share figures)	2012	2011	% / Point Change	2012	2011	% / Point Change
Revenue	$2,156,508	$1,994,970	8.1%	$4,219,872	$3,807,048	10.8%
Cost of goods and services	1,338,911	1,218,974	9.8%	2,621,951	2,319,301	13.0%
Gross profit	817,597	775,996	5.4%	1,597,921	1,487,747	7.4%
Gross profit margin	37.9%	38.9%	(1.0)	37.9%	39.1%	(1.2)

Selling and administrative expenses	494,050	448,399	10.2%	974,930	901,826	8.1%
Selling and administrative as a percent of revenue	22.9%	22.5%	0.4	23.1%	23.7%	(0.6)

Interest expense, net	29,717	28,157	5.5%	59,744	56,475	5.8%
Other expense, net	142	1,477	—	2,764	2,665	—

Provision for income taxes	80,786	58,765	37.5%	150,754	112,792	33.7%
Effective tax rate	27.5%	19.7%	7.8	26.9%	21.4%	5.5

Earnings from continuing operations	212,902	239,198	(11.0)%	409,729	413,989	(1.0)%

Earnings from discontinued operations, net	1,199	10,571	(88.7)%	435	30,685	(98.6)%

Earnings from continuing operations per common share - diluted	$1.15	$1.26	(8.7)%	$2.20	$2.18	0.9%

Revenue

Revenue for the second quarter of 2012 increased $161.5 million or 8% from the comparable 2011 quarter reflecting organic revenue growth of 3%, growth of 7% related to acquisitions and a 2% unfavorable impact from foreign currency.  The organic growth is driven by solid demand in our energy, refrigeration and handset end markets, which more than offset declining volumes in our electronics end markets, most notably in semiconductor and alternative energy, and the impact of a weakened European economy.

Revenue for the first six months of 2012 increased $412.8 million or 11% from the comparable 2011 period reflecting organic revenue growth of 6%, growth of 6% related to acquisitions and a 1% unfavorable impact from foreign currency translation, driven by the same factors as in the second quarter.

Gross Profit

Gross profit for the second quarter of 2012 increased $41.6 million or 5% compared to the prior year quarter reflecting the increased sales volumes and benefits from productivity initiatives. Gross profit margin as a percentage of revenue contracted 100 basis points to 37.9% due principally to the impacts of product and customer mix, the decline in semiconductor and alternative energy revenue, and the impacts of recent acquisitions which, combined, more than offset operating leverage.

For the six month period, gross profit increased $110.2 million or 7% from the comparable 2011 period while gross profit margin decreased 120 basis points to 37.9%, due to the same drivers as noted for the quarter.

Selling and Administrative Expenses

Selling and administrative expenses increased $45.7 million or 10% compared to the prior year quarter primarily due to general increases across the segments in support of higher volumes and growth initiatives, higher amortization expense resulting from recent acquisitions, and increased restructuring expense from 2012 initiatives undertaken at certain businesses.  As a percentage of revenue, selling and administrative expenses increased by 40 basis points to 22.9% in the second quarter of 2012 compared to 22.5% in the prior year quarter, principally due to higher amortization and restructuring costs incurred in 2012, which more than offset the leverage from higher revenues.

Selling and administrative expenses for the six months of 2012 increased $73.1 million or 8% compared to the same period of 2011 due to the same drivers as in the quarter. As a percentage of revenue, selling and administrative expenses declined to 23.1% from 23.7% in the comparable 2011 period. This 60 basis point improvement is largely a result of leverage from the higher revenue levels, partially offset by higher amortization relating to recent acquisitions and higher restructuring charges.

Non-Operating Items

Net interest expense for three and six months ended June 30, 2012 increased by $1.6 million (6%) and $3.3 million (6%), respectively, compared to the same periods of last year. The increase in net interest expense for the three and six month periods is attributed to higher average outstanding debt balances, which led to a $0.4 million and $1.0 million increase in interest expense, respectively, coupled with lower average levels of cash on hand, which generated $1.2 million and $2.3 million less of interest income, respectively. In the second quarter and first six months of 2012, our average cash and cash equivalents were approximately $540 million and $300 million lower than in the comparable periods of 2011, respectively, due in part to cash used to fund acquisition and share repurchase activity over the last twelve months.

Other expense, net for the three and six month periods ended June 30, 2012 and 2011 primarily reflects the impact of net losses from foreign exchange fluctuations on assets and liabilities denominated in currencies other than the functional currency, coupled with other miscellaneous non-operating gains and losses, none of which were individually, or in the aggregate, significant.

Income Taxes

For the three and six months ended June 30, 2012, the effective tax rates before consideration of discrete items were relatively flat as compared with the prior year periods.  The pre-discrete tax rate was 27.4% and 27.1% for the respective three and six months ended June 30, 2012, and 27.2% for each of the comparable three and six month periods of 2011.  Net discrete items of $0.4 million for the second quarter and $1.1 million year to date did not significantly impact the 2012 effective tax rates.  Discrete items totaling $22.3 million in the second quarter of last year and $30.4 million in the first half of last year reduced 2011 effective tax rates to 19.7% and 21.4%, respectively, for the comparable three and six month reporting periods. The unfavorable impact of increased U.S. earnings mix in the 2012 periods was more than offset by the favorable impact of lower effective tax rates in foreign jurisdictions neutralizing rates on a comparative year over year, pre-discrete basis. If the mix of U.S. earnings increases more than anticipated over the remainder of the year, our 2012 effective tax rate could be unfavorably impacted. In addition, we believe uncertain tax positions could be settled within the next twelve months, for which an estimate cannot currently be made due to the uncertainties associated with the resolution of these matters.

Income from Continuing Operations

Earnings from continuing operations for the second quarter of 2012 decreased 11% to $212.9 million, or $1.15 diluted earnings per share (“EPS”), compared to $239.2 million, or $1.26 EPS, in the prior year second quarter.   Earnings from continuing operations for the six months ended June 30, 2012 decreased 1% to $409.7 million from $414.0 million in the respective prior year period; however, EPS for the six months ended June 30, 2012 increased to $2.20 compared to $2.18 EPS for the same period of 2011. The dollar decrease in earnings from continuing operations in both the three and six months periods of 2012 is primarily the result of higher acquisition related expenses and increased restructuring charges relative to the 2011 periods, coupled with the impact of the slowing Europe economy. The EPS increase for the six month period of 2012 is primarily the result of lower weighted average shares outstanding for the 2012 period relative to the same period of 2011.

Discontinued Operations

We realized net income from discontinued operations of $1.2 million, or $0.01 EPS, in the second quarter of 2012 and $0.4 million, with a negligible impact to EPS, in the six months ended June 30, 2012. In both the three and six month periods, the net income resulted from adjustments to sale proceeds of businesses sold in prior periods, offset in part by expense and accrual adjustments for these and other businesses sold in prior periods.

In the second half of 2011, we sold three businesses which were reported as discontinued operations.  As a result, in the second quarter of 2011 we realized net income from discontinued operations of $10.6 million, or $0.06 diluted EPS, which is driven by net earnings of approximately $14 million generated by these three businesses. For the six months ended June 30, 2011, we realized net income from discontinued operations of $30.7 million, or $0.16 EPS, which primarily reflects net earnings of $26 million generated by these three businesses, coupled with $12 million of tax benefits for discrete tax items settled during the period relating to other previously discontinued operations.

Restructuring Activities

2012 Restructuring Activities

In recent months, we initiated restructuring actions relating to ongoing cost reduction efforts, including targeted facility consolidations and headcount reductions at certain businesses. As a result, in the three and six months ended June 30, 2012, we incurred restructuring charges totaling $8.1 million and $9.6 million, respectively, related to these programs.

•
The Communication Technologies segment has incurred restructuring charges of $1.7 million in the six months ended June 30, 2012, and expects to incur an additional $1.4 million over the remainder of 2012, relating to a facility consolidation and related headcount reductions within its operations that serve the telecom infrastructure market to better reflect the current market dynamics.

•
The Energy segment has incurred restructuring charges of $0.5 million in the six months ended June 30, 2012, primarily representing costs for the integration of recent acquisitions and minor headcount reductions.

•
The Engineered Systems segment has incurred restructuring charges of $1.4 million in the six months ended June 30, 2012, and expects to incur an additional $2.5 million over the remainder of 2012, mainly relating to a couple of facility consolidations and related headcount reductions undertaken to optimize its cost structure.

•
The Printing & Identification segment has incurred restructuring charges of $6.0 million in the six months ended June 30, 2012, principally relating to rationalization of global headcount within its marking and coding and alternative energy businesses to better align its footprint with present market conditions.

In light of the economic uncertainty in certain of our end markets and our continued focus on improving our operating efficiency, we expect to initiate additional restructuring programs in the second half of 2012.

2011 Restructuring Activities

Restructuring initiatives in 2011 were limited to a few targeted facility consolidations. We incurred restructuring charges in the three and six months ended June 30, 2011 of $2.0 million and $3.5 million, respectively.

Restructuring Accrual

The following table summarizes our restructuring activity for the six months ended June 30, 2012:

(dollars in thousands)	Severance	Exit	Total
Balance, December 31, 2011	$2,463	$3,129	$5,592
Restructuring charges	8,548	1,019	9,567
Payments	(4,362)	(2,020)	(6,382)
Other, including foreign currency	(20)	(27)	(47)
Balance, June 30, 2012	$6,629	$2,101	$8,730

The accrual balance at December 31, 2011 primarily reflects ongoing lease commitment obligations for facilities closed in earlier periods, the majority of which will be paid over the next twelve months. We also expect to fund the majority of the payments for the 2012 programs over the next twelve months.

SEGMENT RESULTS OF OPERATIONS

As noted previously, in the fourth quarter of 2011 we realigned our businesses into four new segments to more closely match our key end-markets.  As such, the three and six month information for 2011 as presented herein has been recast to conform to the current segment structure.

Communication Technologies

Our Communication Technologies segment is engaged in the design and manufacture of innovative products and components which serve the following five major markets:  Communications, Life Sciences, Aerospace/Industrial, Defense and Telecommunication/Other.

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in thousands)	2012	2011	% Change	2012	2011	% Change
Revenue	$361,689	$288,843	25.2%	$719,264	$558,425	28.8%

Segment earnings	$50,322	$54,527	(7.7)%	$96,878	101,852	(4.9)%
Operating margin	13.9%	18.9%		13.5%	18.2%

Other measures:
Depreciation and amortization	$32,828	$18,533	77.1%	$64,341	$37,218	72.9%
Bookings	383,135	309,734	23.7%	739,521	584,345	26.6%
Backlog				457,624	431,558	6.0%

Components of revenue growth:			Q2 2012 v. Q2 2011			YTD 2012 v. 2011
Organic growth			4.4%			5.6%
Acquisitions			22.1%			24.0%
Foreign currency translation			(1.3)%			(0.8)%
			25.2%			28.8%

Second Quarter 2012 Compared to the Second Quarter 2011

Revenue generated by our Communication Technologies segment in the second quarter of 2012 increased by $72.8 million, or 25%, compared to the same period of 2011, with 22% attributed principally to the inclusion of Sound Solutions, a 2011 acquisition which supplements our product offerings in the growing handset market.  Although there was a slight decrease in revenue due to normal pricing concessions for our communications and telecommunication products corresponding to normal product life cycle maturities, this decrease was more than offset by revenue growth from new product introductions, market share gains and product mix.

•
Our organic revenue growth of 4% was largely due to continued strong demand for smart phones serving the communications market which continues to grow significantly period over period. Our revenue in the communications market (representing 34% of 2012 second quarter segment revenue) increased $75.4 million, or 163% (29% excluding Sound Solutions).  Our microelectronic mechanical (“MEMs”) microphones are well positioned to capitalize on this market’s growth as we have continued to invest in capacity to meet the growing market demands.

•	Our life sciences revenue (19% of 2012 second quarter segment revenue) increased by $3.1 million, or 5%, principally due to increased hearing aid demand and overall stable medical equipment demand.

•
We also experienced increased demand in the commercial aerospace market primarily driven by our global aftermarket products and continued increased build rates of commercial aircraft. This demand was partially offset by our products sold in the industrial markets. Our aerospace/industrial revenue (17% of 2012 second quarter segment revenue) increased $3.5 million, or 6%.

•
Revenue derived from our defense market (14% of 2012 second quarter segment revenue) increased $1.0 million, or 2%, mainly due to timing and funding of key programs in which we participate. The defense market in Europe continues to show the effects of its weak economic conditions.

•
This overall growth was partially offset by weakened demand in the global telecom markets, driven in part by continued deferred industry investment.  This contributed to a decrease of $10.2 million, or 15%, in our telecommunication/other revenue market (16% of 2012 second quarter segment revenue).  Although we see encouraging end-of-quarter activity which may indicate improving telecom market investment, there is still uncertainty regarding the timing of a recovery.

Communication Technologies earnings in the second quarter of 2012 decreased $4.2 million, or 8%, compared with 2011, with a decrease in operating margin of 500 basis points. The margin decline mainly resulted from higher acquisition-related depreciation and amortization, higher manufacturing costs and lower margins from the integration of the Sound Solutions acquisition.

Bookings for the second quarter of 2012 and backlog at June 30, 2012 indicate continued strength in the communications market as we head into the second half of the year when new products are generally launched.

Six Months Ended June 30, 2012 Compared to the Six Months Ended June 30, 2011

Revenue generated by our Communication Technologies segment for the six months ended June 30, 2012 increased by $160.8 million, or 29%, compared to the 2011 period, with 24% attributed principally to the inclusion of Sound Solutions. The revenue trends for the six month period were relatively consistent in all of our end markets to those outlined for the quarter.

Earnings for the six months ended June 30, 2012 decreased $5.0 million, or 5%, compared with the 2011 period, while operating margin decreased 470 basis points to 13.5%. The margin decline mainly resulted from higher acquisition-related depreciation and amortization, higher manufacturing costs and lower margins from the integration of Sound Solutions.

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

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in thousands)	2012	2011	% Change	2012	2011	% Change
Revenue	$538,786	$454,327	18.6%	$1,070,356	$879,751	21.7%

Segment earnings	$133,936	$110,447	21.3%	$266,051	$203,498	30.7%
Operating margin	24.9%	24.3%		24.9%	23.1%

Other measures:
Depreciation and amortization	$23,533	$18,765	25.4%	$44,717	$37,338	19.8%
Bookings	530,352	472,543	12.2%	1,116,127	967,668	15.3%
Backlog				282,364	255,889	10.3%

Components of revenue growth:			Q2 2012 v. Q2 2011			YTD 2012 v. 2011
Organic growth			13.7%			18.3%
Acquisitions			5.9%			4.1%
Foreign currency translation			(1.0)%			(0.7)%
			18.6%			21.7%

Second Quarter 2012 Compared to the Second Quarter 2011

Our Energy segment again posted solid revenue, earnings and bookings in the second quarter of 2012.  Revenue and earnings were up 19% and 21%, respectively, in the second quarter of 2012 due to continued strength in the drilling, production and downstream energy markets served by the segment.  Acquisitions made in 2011 and the first half of 2012 generated revenue growth of 6%, and foreign currency translation had minimal impact during the quarter.

•	Drilling sector revenue (19% of 2012 second quarter segment revenue) increased 6% over the comparable prior year quarter due to stronger exploration activity and increased market share.

•
Production sector revenue (representing 54% of 2012 second quarter segment revenue) increased 28% over the comparable prior year quarter, driven by higher drilling and well completion activity, higher demand for winch products serving the energy, infrastructure and recovery markets, and increased demand for compressor products.  The recent acquisitions of Oil Lift, purchased in the third quarter of 2011, and PCS, purchased in the second quarter of 2012, have expanded our artificial lift product lines and contributed 12% to the production sector's growth during the quarter.

•
Our revenues in the drilling and production sectors are impacted by changes in the number of active North American drilling rigs. The second quarter’s average North American drilling rig count was up 6% over the comparable prior year quarter, driven by increased oil exploration.  The quarter’s average rig count also reflects a sequential decline of 17% from the first quarter 2012 average rig count due to the seasonal impact of the Canadian spring thaw and a slight drop in U.S. rigs.

•
Downstream sector revenue (27% of 2012 second quarter segment revenue) was up 11%, reflecting continued strong demand for bearing products serving energy markets, loading equipment for the rail, cargo tank and chemical/industrial markets and fuel delivery systems.

Energy earnings in the second quarter of 2012 increased $23.5 million, or 21%, from the higher organic and acquisition volumes.  Energy operating margin increased 60 basis points compared to the prior year quarter, due to operating leverage associated with the higher volumes, strategic pricing and productivity gains, which more than offset higher material and labor-related costs and increased amortization expense resulting from recent acquisitions.

Bookings for the second quarter of 2012 and backlog at June 30, 2012 increased 12% and 10%, respectively, as compared to the prior year periods, due to higher orders in the production and downstream sectors which more than offset moderate order declines in the drilling sector, coupled with the impact of recent acquisitions.

Six Months Ended June 30, 2012 Compared to the Six Months Ended June 30, 2011

Revenue generated by our Energy segment for the six months ended June 30, 2012 increased by $190.6 million, or 22%, due to continued strength in the drilling, production and downstream energy markets served by the segment. Acquisitions made in 2011 and the first half of 2012 generated revenue growth of 4%, and foreign currency translation had minimal impact during the quarter. The revenue trends for the six month period were relatively consistent in each of our end markets to those outlined for the quarter; however, year-over-year drilling revenue grew at a slower rate in the latter half of the six month period due to the slower rate of growth in the U.S. rig count and decreasing oil prices.

Earnings for the six months ended June 30, 2012 increased $62.6 million, or 31%, compared to the 2011 period, from the higher organic and acquisition volumes. Energy operating margin increased 180 basis points compared to the prior year period, due to operating leverage associated with the higher volumes, strategic pricing and productivity gains, which more than offset higher material and labor-related costs and increased amortization expense resulting from recent acquisitions.

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

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in thousands)	2012	2011	% Change	2012	2011	% Change
Revenue
Refrigeration & Industrial	$674,501	645,573	4.5%	$1,316,714	$1,206,026	9.2%
Fluid Solutions	211,974	178,031	19.1%	392,338	341,227	15.0%
Eliminations	(352)	(424)		(805)	(806)
	$886,123	$823,180	7.6%	$1,708,247	$1,546,447	10.5%

Segment earnings	$133,808	$128,570	4.1%	$255,900	$226,805	12.8%
Operating margin	15.1%	15.6%		15.0%	14.7%

Other measures:
Depreciation and amortization	$23,913	$18,816	27.1%	$43,495	$37,231	16.8%

Bookings
Refrigeration & Industrial	$666,223	$623,929	6.8%	$1,378,134	$1,284,378	7.3%
Fluid Solutions	204,139	175,539	16.3%	388,850	349,165	11.4%
Eliminations	(376)	(884)		(784)	(1,617)
	$869,986	$798,584	8.9%	$1,766,200	$1,631,926	8.2%

Backlog
Refrigeration & Industrial				586,824	523,011	12.2%
Fluid Solutions				172,300	54,945	213.6%
Eliminations				(155)	(526)
				758,969	577,430	31.4%

Components of revenue growth:			Q2 2012 v. Q2 2011			YTD 2012 v. 2011
Organic growth			3.3%			7.4%
Acquisitions			6.1%			4.4%
Foreign currency translation			(1.8)%			(1.3)%
			7.6%			10.5%

Second Quarter 2012 Compared to the Second Quarter 2011

Engineered Systems revenue for the second quarter of 2012 increased $62.9 million, or 8%, driven by organic revenue growth of 4% and 6% contribution from recent acquisitions, offset by 2% unfavorable foreign currency impacts.

•	Revenue of our Refrigeration & Industrial platform, which serves our refrigeration and food equipment, waste and recycling, and other industrial end-markets, increased $28.9 million, or 4%.

◦
Revenue from refrigeration and food equipment (representing 41% of 2012 second quarter segment revenue) increased 8% over the comparable prior year quarter, reflecting strong demand for refrigeration systems fueled by remodel activity at major retail chains, as well as increased demand for foodservice equipment through dealer and direct channels and for beverage can-making equipment, especially in Asia.

◦
Performance by our businesses serving the waste and recycling and other industrial markets (35% of 2012 second quarter segment revenue) increased 1% over the comparable prior year quarter, driven by continued market rebound in hydraulic equipment due in part to strength in the mining and utilities sectors, offset by weakness in European markets serving industrial automation machinery and vehicle service businesses.

•
Revenue of our Fluid Solutions platform (24% of 2012 second quarter segment revenue) increased by 19% reflecting the favorable impact of recent acquisitions; however, excluding revenue from Maag, which was acquired in the first quarter of 2012, our platform revenue declined 6%, due to weakness in our European markets.

Engineered Systems earnings increased $5.2 million, or 4%, on the strength of increased volume, favorable pricing and productivity improvements which more than offset inflation, weakened Europe markets, and unfavorable foreign currency impacts.  Operating margin declined by 50 basis points, as favorable pricing and productivity savings were more than offset by acquisition-related costs and currency impacts from the strengthening U.S. dollar.

Bookings for the second quarter of 2012 and backlog at June 30, 2012 increased 9% and 31%, respectively, as compared to the prior year periods, due to higher refrigeration, pump and hydraulic equipment orders.

Six Months Ended June 30, 2012 Compared to the Six Months Ended June 30, 2011

Engineered Systems revenue for the six months ended June 30, 2012 increased $161.8 million, or 11%, driven by organic revenue growth of 8% and 4% growth from recent acquisitions, offset by 1% unfavorable foreign currency impacts. The revenue trends for the six month period were relatively consistent in each of our end markets to those outlined for the quarter; however, year over year revenue growth in each end market moderated in the second quarter relative to the first quarter, due in part to weakness in the European markets.

Earnings for the six months ended June 30, 2012 increased $29.1 million, or 13%, compared to the 2011 period, on the strength of increased volume, favorable pricing and productivity improvements which more than offset inflation, and unfavorable foreign currency impacts. Operating margin increased 30 basis points compared to the prior year period, as favorable pricing and productivity savings more than offset acquisition-related costs and currency impacts from the strengthening U.S. dollar.

Printing & Identification

Our Printing & Identification segment is a worldwide supplier of precision marking & coding, dispensing, printing, soldering, coating, inspection and testing equipment and related consumables and services.  The segment serves three broad global end- markets:   Fast Moving Consumer Goods (FMCG), Industrial, and Electronics.

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in thousands)	2012	2011	% Change	2012	2011	% Change
Revenue	$370,173	$429,497	(13.8)%	$722,505	$824,124	(12.3)%
Segment earnings	41,674	67,967	(38.7)%	74,279	122,604	(39.4)%
Operating margin	11.3%	15.8%		10.3%	14.9%

Other measures:
Depreciation and amortization	$11,448	$11,685	(2.0)%	$22,654	$23,057	(1.7)%
Bookings	357,648	386,259	(7.4)%	705,016	824,785	(14.5)%
Backlog				160,311	220,619	(27.3)%

Components of revenue growth:			Q2 2012 v. Q2 2011			YTD 2012 v. 2011
Organic growth			(9.9)%			(9.6)%
Acquisitions			—%			—%
Foreign currency translation			(3.9)%			(2.7)%
			(13.8)%			(12.3)%

Second Quarter 2012 Compared to the Second Quarter 2011

Our Printing & Identification segment’s second quarter 2012 revenue decreased by 14% compared to the second quarter of 2011, attributable to 10% lower organic revenue growth, primarily driven by lower electronics end market revenue, and 4% unfavorable foreign currency impact.

•
Electronics revenue (representing 37% of 2012 second quarter segment revenue) was down 27% versus the prior year quarter, excluding a 3% unfavorable impact from foreign currency, due to the overall weakened demand in electronics, most notably in the semiconductor and alternative energy markets, compared to a very strong first half in 2011.

•
FMCG revenue (38% of 2012 second quarter segment revenue) and industrial revenue (25% of 2012 second quarter segment revenue) realized combined organic revenue growth of 5% year-over-year, excluding a 5% unfavorable impact from foreign currency, despite Europe being generally weaker than expected, driven by continued market acceptance of our new products and added sales and service resources in key regional markets.

Printing & Identification earnings declined $26.3 million in the second quarter of 2012 compared to the prior year quarter, resulting in an operating margin decline of 450 basis points.  The margin decline is primarily attributable to lower volumes and reduced operating leverage in our electronics businesses, most notably semiconductor and alternative energy. Earnings of our FMCG and industrial businesses were also impacted by an approximate $5.5 million charge for a restructuring program undertaken to better align our global footprint with those geographic markets with the greatest growth potential, as well as continued key strategic investments for growth. We expect these strategic investments to continue through 2012 as we consider these end markets integral to our longer-term growth initiatives.

Bookings for the second quarter of 2012 and backlog levels at June 30, 2012 are down 7% and 27%, respectively, as compared to the prior year periods, primarily due to the reduced demand in electronics end markets, particularly alternative energy and semiconductor.

Six Months Ended June 30, 2012 Compared to the Six Months Ended June 30, 2011

Printing & Identification revenue for the six months ended June 30, 2012 decreased $101.6 million, or 12%, attributable to 9% lower organic revenue growth, primarily driven by continued weakness in our electronics end market, and 3% unfavorable foreign currency.

Earnings for the six months ended June 30, 2012 decreased $48.3 million, or 39%, resulting in an operating margin decline of 460 basis points compared to the 2011 period. The earnings decline is primarily attributable to lower volumes and reduced operating leverage in our electronics business, most notably semiconductor and alternative energy.  Our 2012 six month earnings were also impacted by restructuring charges of approximately $6.0 million, as well as strategic investments for growth made by our FMCG and industrial businesses in the first half of 2012.

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

Cash Flow Summary

The following table is derived from our Unaudited Condensed Consolidated Statement of Cash Flows:

	Six Months Ended June 30,
Cash Flows from Continuing Operations (in thousands)	2012	2011
Net Cash Flows Provided By (Used In):
Operating activities	$412,247	$322,763
Investing activities	(514,472)	(432,350)
Financing activities	(295,415)	252,789

Operating Activities

Cash provided by operating activities for the six months ended June 30, 2012 increased $89 million as compared to the 2011 period, due to a $36 million increase in earnings from continuing operations, adjusted for noncash depreciation and amortization, driven by higher sales volumes, coupled with a moderation in the growth rate of our working capital investment, which was $50 million lower year over year.

Adjusted Working Capital

Adjusted working capital (a non-GAAP measure calculated as accounts receivable, plus inventory, less accounts payable) increased from December 31, 2011 by $171 million, or 12%, to $1.6 billion, which reflected an increase in receivables of $130 million, an increase in inventory of $118 million and an increase in accounts payable of $77 million generally due to higher order and sales volume.  Excluding acquisitions and the effects of foreign exchange translation, adjusted working capital would have increased by $115 million, or 8%.

Investing Activities

Cash used in investing activities results from cash outflows for capital expenditures and acquisitions, partially offset by proceeds from sales of short term investments, businesses and property, plant and equipment.  For the six months ended June 30, 2012 we used cash in investing activities of $514 million compared to $432 million for the same period of 2011, driven by the following factors:

•
In the 2012 period, we used $399 million to acquire three businesses, including $266 million for Maag Pump Systems, a European acquisition for our fluid solutions platform, and $119 million for the cash portion of the purchase price paid for PCS, a second quarter acquisition in our Energy segment. A portion of the PCS acquisition was also funded by the issuance of Dover stock. See Note 2 to the Unaudited Condensed Consolidated Financial Statements. Cash paid for acquisitions is net of $45 million received as final payment for settlement of purchase price adjustments for post-acquisition contingencies relating to the 2011 Sound Solutions acquisition. In comparison, in the first six months of 2011, we used $425 million to acquire four businesses, including $401 million for the acquisition of Harbison-Fischer by our Energy segment.

•
In the 2012 period, we have restricted cash of $20 million, which includes funding of approximately $16 million of cash collateral as security for Maag’s bank guarantees that were outstanding at the date of acquisition.

•
Our capital expenditures were approximately $22 million higher in the 2012 period as compared to 2011, reflecting increased investment in capacity expansion within our high-growth businesses.  Specifically, we continue to support growth in the handset market with significant investments to increase MEMS manufacturing capacity in our domestic and Asian facilities, along with other investments supporting growth in our energy and fluid solutions end markets. We expect full year 2012 capital expenditures to approximate 3.8% of revenue.

•	In the 2011 period, we generated proceeds of $124 million from the sale of short-term investments, which were liquidated to provide cash for 2011 acquisitions.

•	In the 2011 period, we paid a net of $18 million on the settlement of foreign exchange forward contracts which had served as hedges of a portion of our euro-denominated net investment.
We anticipate that capital expenditures and any acquisitions we make through the remainder of 2012 will be funded from available cash and internally generated funds and, if necessary, through the issuance of commercial paper, use of established lines of credit or public debt or equity markets.

Financing Activities

Our cash flow from financing activities generally relates to a use of cash for purchase of our common stock and payment of dividends, offset by net borrowing activity and proceeds from exercise of stock options.  For the six months ended June 30, 2012, we used cash of $295 million for financing activities compared to cash provided by financing activities of $253 million in the comparable period of 2011, with the activity attributed to the following:

•
In the 2012 period, we had negligible reductions in borrowings. However, in the 2011 period, we received proceeds of $31 million from the issue of commercial paper and $789 million from the issue of 4.3% 10-year Notes due 2021 and 5.375% 30-year Notes due 2041.  These proceeds were used to repay $400 million of other borrowings which came due during the period.

•
We used $199 million to repurchase common stock in the 2012 period, $101 million more than was used in the comparable period of 2011. We have generally repurchased shares of our common stock in an amount at least equal to the number of shares issued under our equity compensation arrangements, and expect to continue with this policy. In the second quarter of 2012, we repurchased additional shares to offset the dilutive impact of shares issued for the acquisition of PCS.

•	We paid $13 million higher dividends to shareholders in the 2012 period as compared to 2011.

•	We received $15 million less in proceeds from employee exercises of stock options in the 2012 period as compared to 2011.
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

The following table reconciles our free cash flow to cash flow provided by operating activities:

	Six Months Ended June 30,
Free Cash Flow (dollars in thousands)	2012	2011
Cash flow provided by operating activities	$412,247	$322,763
Less: Capital expenditures	(145,787)	(123,717)
Free cash flow	$266,460	$199,046
Free cash flow as a percentage of revenue	6.3%	5.2%

For the six months ended June 30, 2012, we generated free cash flow of $266.5 million, representing 6.3% of revenue and 65.0% of net earnings from continuing operations, while continuing to make investments necessary to support our growth. Free cash flow generated during the period reflects typical seasonality.  The free cash flow generated in the first six months of 2012 is $67 million higher than the amount generated in the comparable 2011 period, primarily due to the reduced working capital investment in the 2012 period and moderately higher earnings from continuing operations before depreciation and amortization. We expect to generate free cash flow for the year of approximately 10%, consistent with our historical performance.

Net Debt to Net Capitalization

We utilize the net debt to net capitalization calculation (a non-GAAP measure) to assess our overall financial leverage and capacity and believe the calculation is useful to investors for the same reason.  The following table provides a reconciliation of net debt to net capitalization to the most directly comparable GAAP measures:

Net Debt to Net Capitalization Ratio (dollars in thousands)	June 30, 2012	December 31, 2011
Current maturities of long-term debt	$3,402	$1,022
Long-term debt	2,191,750	2,186,230
Total debt	2,195,152	2,187,252
Less: Cash and cash equivalents	(785,965)	(1,206,755)
Net debt	1,409,187	980,497
Add: Stockholders' equity	5,110,264	4,930,555
Net capitalization	$6,519,451	$5,911,052
Net debt to net capitalization	21.6%	16.6%

Our net debt to net capitalization ratio increased to 21.6% at June 30, 2012 from 16.6% at December 31, 2011, primarily due to the use of cash to fund acquisitions totaling $354 million during the 2012 period.

At June 30, 2012, our cash and cash equivalents totaled $786 million, of which $437 million was held outside the United States.  Cash and equivalents are invested in highly liquid investment grade money market instruments with maturities of three months or less. We regularly invest cash in excess of near-term requirements in money market instruments or short-term investments, which consist of investment grade time deposits with original maturity dates at the time of purchase greater than three months, up to twelve months.

We use commercial paper borrowings for general corporate purposes, including the funding of acquisitions and the repurchasing of our common stock.  We currently maintain an unsecured revolving credit facility with a syndicate of banks which permits borrowings up to $1 billion and expires on November 10, 2016.  This facility is used primarily as liquidity back-up for our commercial paper program.  We have not drawn down any loans under this facility nor do we anticipate doing so. If we were to draw down a loan, at our election, the loan would bear interest at a Eurodollar or Sterling rate based on LIBOR, plus an applicable margin ranging from 0.565% to 1.225% (subject to adjustment based on the rating accorded our senior unsecured debt by S&P and Moody’s) or at a base rate pursuant to a formula defined in the facility. Under this facility, we are required to maintain an interest coverage ratio of EBITDA to consolidated net interest expense of not less than 3.0 to 1.  We were in compliance with this covenant and our other long-term debt covenants at June 30, 2012 and had a coverage ratio of 14.3 to 1.  We are not aware of any potential impairment to our liquidity and expect to remain in compliance with all of our debt covenants.

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

At June 30, 2012, we have an outstanding floating-to-floating cross currency swap agreement for a total notional amount of $50 million in exchange for CHF 65.1 million, which matures on October 15, 2015.  This transaction continues to hedge a portion of our net investment in CHF-denominated operations.  The agreement qualifies as a net investment hedge and the effective portion of the change in fair value is reported within the cumulative translation adjustment section of other comprehensive income.  The fair value at June 30, 2012 reflected a loss of $20.6 million due to the strengthening of the Swiss franc relative to the U.S. dollar over the term of this arrangement.

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

Recent Accounting Standards

See Note 15 — Recent Accounting Standards.  The adoption of recent accounting standards as included in Note 15 to the Unaudited Condensed Consolidated Financial Statements has not had and is not expected to have a significant impact on our revenue, earnings or liquidity.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There has been no significant change in our exposure to market risk during the first six months of 2012.  For a discussion of our exposure to market risk, refer to Item 7A, Quantitative and Qualitative Disclosures about Market Risk, contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

Item 4. Controls and Procedures

At the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2012.

During the second quarter of 2012, there were no changes in the Company’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. In making its assessment of changes in internal control over financial reporting as of June 30, 2012, management has excluded Sound Solutions, Oil Lift, Maag Pump Systems, and Production Control Services, four companies acquired in purchase business combinations during the twelve months ended June 30, 2012.  The Company is currently assessing the control environments of these acquisitions.  These companies are wholly-owned by the Company and their total revenue for the six month period ended June 30, 2012 represents approximately 5.3% of the Company’s consolidated revenue for the same period. Their excluded assets represent approximately 4.2% of the Company’s consolidated assets at June 30, 2012 .

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

See Part I, Notes to Unaudited Condensed Consolidated Financial Statements, Note 11.

Item 1A. Risk Factors

There have been no material changes with respect to risk factors as previously disclosed in our Annual Report on Form 10-K for its fiscal year ended December 31, 2011.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable.

(b)	Not applicable.

(c)	The table below presents shares of Dover stock which we acquired during the quarter.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased under the Plans or Programs (2)
April 1 to April 30	1,235,070	$61.69	1,195,000	678,495
May 1 to May 31	825,000	59.92	825,000	9,580,000
June 1 to June 30	510,000	55.18	510,000	9,070,000
For the Second Quarter	2,570,070	$59.83	2,530,000	9,070,000

(1)
In April, we acquired 40,070 of these shares from holders of our employee stock options when they tendered those shares as full or partial payment of the exercise price of such options.  These shares were applied against the exercise price at the market price on the date of exercise.  During the second quarter of 2012, we purchased 1,600,000 shares under the five-year, 10,000,000 share repurchase authorization that expired in May 2012. At that time, the share repurchase program was renewed by the Board of Directors for the repurchase of up to an additional 10,000,000 shares of the Company's common stock during the five-year period ending May 2017. We purchased 930,000 shares under this new program during the second quarter.

(2)	As of June 30, 2012, the approximate number of shares still available for repurchase under the May 2017 share repurchase authorization was 9,070,000.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(a)	None.

(b)	None.

Item 6. Exhibits

10.1	Dover Corporation 2012 Equity and Cash Incentive Plan, effective as of May 3, 2012.*

31.1	Certificate pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, signed and dated by Brad M. Cerepak.

31.2	Certificate pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, signed and dated by Robert A. Livingston.

32	Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002, signed and dated by Robert A. Livingston and Brad M. Cerepak.

101
The following materials from Dover Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 formatted in XBRL (eXtensible Business Reporting Language):  (i) the Condensed Consolidated Statements of Comprehensive Earnings, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statement of Shareholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements.

*	Management compensation plan or arrangement

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report on Form
10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

DOVER CORPORATION

Date:	July 18, 2012	/s/ Brad M. Cerepak
Brad M. Cerepak,
Senior Vice President & Chief Financial Officer
(Principal Financial Officer)

Date:	July 18, 2012	/s/ Raymond T. McKay Jr.
Raymond T. McKay, Jr.,
Vice President, Controller
(Principal Accounting Officer)

EXHIBIT INDEX

10.1	Dover Corporation 2012 Equity and Cash Incentive Plan, effective as of May 3, 2012.*

31.1	Certificate pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, signed and dated by Brad M. Cerepak.

31.2	Certificate pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, signed and dated by Robert A. Livingston.

32	Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed and dated by Robert A. Livingston and Brad M. Cerepak.

101
The following materials from Dover Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 formatted in XBRL (eXtensible Business Reporting Language):  (i) the Condensed Consolidated Statements of Comprehensive Earnings, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statement of Stockholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements.

*	Management compensation plan or arrangement