Form 10-Q
period 2012-09-30
DOVER Corp
filed 2012-10-17
CIK 29905

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

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

The number of shares outstanding of the Registrant’s common stock as of October 11, 2012 was 179,010,954.

Dover Corporation
Form 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

DOVER CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(in thousands, except per share figures)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenue	$2,208,699	$2,138,606	$6,428,571	$5,945,654
Cost of goods and services	1,361,769	1,332,324	3,983,720	3,651,625
Gross profit	846,930	806,282	2,444,851	2,294,029
Selling and administrative expenses	476,573	476,640	1,451,503	1,378,466
Operating earnings	370,357	329,642	993,348	915,563
Interest expense, net	30,388	30,061	90,132	86,536
Other expense, net	3,962	48	6,726	2,713
Earnings before provision for income taxes and discontinued operations	336,007	299,533	896,490	826,314
Provision for income taxes	93,794	76,095	244,548	188,887
Earnings from continuing operations	242,213	223,438	651,942	637,427
Loss from discontinued operations, net	(1,167)	(51,158)	(732)	(20,473)
Net earnings	$241,046	$172,280	$651,210	$616,954

Comprehensive earnings	$334,327	$47,957	$692,146	$583,927

Earnings per share from continuing operations:
Basic	$1.33	$1.20	$3.56	$3.42
Diluted	$1.32	$1.19	$3.51	$3.37

Loss per share from discontinued operations:
Basic	$(0.01)	$(0.28)	$—	$(0.11)
Diluted	$(0.01)	$(0.27)	$—	$(0.11)

Net earnings per share:
Basic	$1.33	$0.93	$3.56	$3.31
Diluted	$1.31	$0.91	$3.51	$3.26

Dividends paid per common share	$0.35	$0.315	$0.98	$0.865

See Notes to Condensed Consolidated Financial Statements

DOVER CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)

	September 30, 2012	December 31, 2011
Current assets:
Cash and cash equivalents	$794,099	$1,206,755
Receivables, net of allowances of $24,930 and $24,987	1,412,311	1,190,265
Inventories, net	923,389	803,346
Prepaid and other current assets	107,011	154,859
Deferred tax assets	40,297	41,905
Total current assets	3,277,107	3,397,130
Property, plant and equipment, net	1,113,918	1,000,870
Goodwill	4,047,293	3,787,117
Intangible assets, net	1,344,594	1,207,084
Other assets and deferred charges	123,748	104,808
Assets of discontinued operations	3,485	4,441
Total assets	$9,910,145	$9,501,450

Current liabilities:
Notes payable and current maturities of long-term debt	$3,134	$1,022
Accounts payable	607,164	543,924
Accrued compensation and employee benefits	316,919	281,611
Accrued insurance	105,642	104,172
Other accrued expenses	229,743	234,382
Federal and other taxes on income	13,377	37,870
Total current liabilities	1,275,979	1,202,981
Long-term debt	2,192,162	2,186,230
Deferred income taxes	506,577	411,163
Other liabilities	625,845	650,604
Liabilities of discontinued operations	96,916	119,917
Stockholders' equity:
Total stockholders' equity	5,212,666	4,930,555
Total liabilities and stockholders' equity	$9,910,145	$9,501,450

See Notes to Condensed Consolidated Financial Statements

DOVER CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)
(unaudited)

	Common Stock $1 Par Value	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Earnings (Loss)	Treasury Stock	Total Stockholders' Equity
Balance at December 31, 2011	$250,592	$663,289	$6,629,116	$(47,510)	$(2,564,932)	$4,930,555
Net earnings	—	—	651,210	—	—	651,210
Dividends paid	—	—	(179,133)	—	—	(179,133)
Common stock issued for acquisition	1,636	98,974	—	—	—	100,610
Common stock issued for the exercise of stock options and SARs	1,319	21,952	—	—	—	23,271
Tax benefit from the exercise of stock options and SARs	—	14,702	—	—	—	14,702
Stock-based compensation expense	—	24,002	—	—	—	24,002
Common stock acquired	—	—	—	—	(393,487)	(393,487)
Other comprehensive earnings, net of tax	—	—	—	40,936	—	40,936
Balance at September 30, 2012	$253,547	$822,919	$7,101,193	$(6,574)	$(2,958,419)	$5,212,666

Preferred Stock: $100 par value per share; 100,000 shares authorized; no shares issued.

See Notes to Condensed Consolidated Financial Statements

DOVER CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2012	2011
Operating Activities of Continuing Operations
Net earnings	$651,210	$616,954

Adjustments to reconcile net earnings to cash from operating activities:
Loss from discontinued operations, net	732	20,473
Depreciation and amortization	269,814	220,331
Stock-based compensation	23,589	20,025
Cash effect of changes in current assets and liabilities (excluding effects of acquisitions, dispositions and foreign exchange):
Accounts receivable	(172,441)	(202,863)
Inventories	(55,560)	(66,422)
Prepaid expenses and other assets	4,786	(15,105)
Accounts payable	25,931	102,709
Accrued expenses	(13,883)	(15,181)
Contributions to domestic employee benefit plans	(13,790)	(12,000)
Accrued and deferred taxes, net	2,851	10,425
Other, net	(12,005)	20,031
Net cash provided by operating activities of continuing operations	711,234	699,377

Investing Activities of Continuing Operations
Additions to property, plant and equipment	(215,116)	(188,717)
Acquisitions, including adjustment for prior year acquisition purchase price (net of cash and cash equivalents acquired)	(354,270)	(1,369,252)
Proceeds from sale of short-term investments	—	124,410
Proceeds from the sale of property, plant and equipment	11,197	7,369
Proceeds from the sale of businesses	—	304,176
Settlement of net investment hedge	—	(18,211)
Other	(14,911)	—
Net cash used in investing activities of continuing operations	(573,100)	(1,140,225)

Financing Activities of Continuing Operations
Purchase of common stock	(393,487)	(129,637)
Proceeds from exercise of stock options and SARs, including tax benefits	37,973	36,636
Dividends to stockholders	(179,133)	(161,046)
Change in notes payable, net	—	(14,966)
Reduction of long-term debt	(599)	(401,187)
Proceeds from long-term debt, net of discount and issuance costs	—	788,971
Net cash (used in) provided by financing activities of continuing operations	(535,246)	118,771

Cash Flows from Discontinued Operations
Net cash (used in) provided by operating activities of discontinued operations	(22,776)	27,930
Net cash used in investing activities of discontinued operations	—	(4,463)
Net cash (used in) provided by discontinued operations	(22,776)	23,467

Effect of exchange rate changes on cash and cash equivalents	7,232	26,645

Net decrease in cash and cash equivalents	(412,656)	(271,965)
Cash and cash equivalents at beginning of period	1,206,755	1,189,079

Cash and cash equivalents at end of period	$794,099	$917,114

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

2. Acquisitions

The following table details the acquisitions made during the nine months ended September 30, 2012.

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

The Company acquired these businesses in three separate transactions for net cash consideration of $399,270. Additionally, the acquisition of PCS was funded in part with common stock valued at $100,610 at the date of acquisition, so aggregate consideration for 2012 year-to-date acquisitions totaled $499,880. As a result of these acquisitions, the Company recorded approximately $195,192 of customer-related intangible assets (weighted average lives of 11 years), $15,940 of trademarks (weighted average lives of 11 years), and $37,666 of other intangibles (weighted average lives of 7 years).  These acquisitions resulted in the recognition of goodwill totaling $260,446, of which $6,399 is expected to be deductible for tax purposes. In connection with the acquisition of Maag Pump Systems, the Company also provided restricted-use cash collateral to secure Maag's outstanding bank guarantees at the date of acquisition. At September 30, 2012, the outstanding amount of collateral totaled $5,074, which will decline as the guarantees expire or they are migrated to the Company's credit facility.

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

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)(in thousands, except share data)

The following presents the allocation of acquisition cost to the assets acquired and liabilities assumed, based on their estimated fair values:

Current assets, net of cash acquired	$100,690
Property, plant and equipment	49,669
Goodwill	260,446
Intangible assets	248,798
Other non-current assets	5,902
Total liabilities	(165,625)
Net assets acquired	$499,880

The Company has substantially completed the purchase price allocations for the 2012 acquisitions.  However, if additional information is obtained about these assets and liabilities within the measurement period (not to exceed one year from the date of acquisition), including through asset appraisals and learning more about the newly acquired businesses, the Company will refine its estimates of fair value to allocate the purchase price more accurately; however, any such revisions are not expected to be significant.

The Unaudited Condensed Consolidated Statements of Comprehensive Earnings include the results of these businesses from the dates of acquisition.  The aggregate revenue of the 2012 acquisitions included in the Company’s consolidated revenue totaled $70,987 and $145,871 for the three and nine months ended September 30, 2012, respectively.

In April 2012, the Company received approximately $45,000 as final payment for settlement of purchase price adjustments for post-acquisition contingencies relating to the 2011 Sound Solutions acquisition. This amount is reported within cash paid for acquisitions in the Condensed Consolidated Statement of Cash Flow for the nine months ended September 30, 2012 and had no impact to the Company's earnings for the three and nine months ended September 30, 2012.

Pro Forma Information

The following unaudited pro forma information illustrates the effect on the Company’s revenue and earnings from continuing operations for the three and nine months ended September 30, 2012 and 2011, assuming that the 2012 acquisitions had taken place at the beginning of 2011. As a result, the supplemental pro forma earnings reflect adjustments to earnings from continuing operations as reported in the Unaudited Condensed Consolidated Statements of Comprehensive Earnings to exclude $3,264 and $9,906 of nonrecurring expense related to the fair value adjustments to acquisition-date inventory (after-tax) from the three and nine months ended September 30, 2012, respectively, and to exclude $3,285 of acquisition-related costs (after-tax) from the nine months ended September 30, 2012. The supplemental pro forma earnings for the comparable 2011 periods were adjusted to include these charges as if they were incurred at the beginning of 2011. The 2012 and 2011 supplemental pro forma earnings are also adjusted to reflect the comparable impact of additional depreciation and amortization expense (net of tax) resulting from the fair value measurement of tangible and intangible assets relating to 2012 and 2011 acquisitions.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenue from continuing operations:
As reported	$2,208,699	$2,138,606	$6,428,571	$5,945,654
Pro forma	2,208,699	2,226,934	6,494,791	6,346,127
Earnings from continuing operations:
As reported	$242,213	$223,438	$651,942	$637,427
Pro forma	245,477	241,789	670,170	648,654
Basic earnings per share from continuing operations:
As reported	$1.33	$1.20	$3.56	$3.42
Pro forma	1.35	1.30	3.66	3.48
Diluted earnings per share from continuing operations:
As reported	$1.32	$1.19	$3.51	$3.37
Pro forma	1.33	1.28	3.61	3.42

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)(in thousands, except share data)

These pro forma results of operations have been prepared for comparative purposes only, and they do not purport to be indicative of the results of operations that actually would have resulted had the acquisitions occurred on the dates indicated or that may result in the future.

3. Inventories, net

	September 30, 2012	December 31, 2011
Raw materials	$424,483	$372,627
Work in progress	207,711	177,016
Finished goods	345,477	309,048
Subtotal	977,671	858,691
Less LIFO reserve	(54,282)	(55,345)
Total	$923,389	$803,346

4. Property, Plant and Equipment, net

	September 30, 2012	December 31, 2011
Land	$63,553	$54,113
Buildings and improvements	626,425	586,538
Machinery, equipment and other	2,223,277	2,033,926
	2,913,255	2,674,577
Less accumulated depreciation	(1,799,337)	(1,673,707)
Total	$1,113,918	$1,000,870

5. Goodwill and Other Intangible Assets

The following table provides the changes in carrying value of goodwill by segment for the nine months ended September 30, 2012:

	Communication Technologies	Energy	Engineered Systems	Printing & Identification	Total
Balance at January 1, 2012	$1,204,582	$622,335	$935,420	$1,024,780	$3,787,117
Acquisitions	—	108,856	151,590	—	260,446
Purchase price adjustments	(6,998)	—	—	—	(6,998)
Foreign currency translation	201	3,830	799	1,898	6,728
Balance at September 30, 2012	$1,197,785	$735,021	$1,087,809	$1,026,678	$4,047,293

During the nine months ended September 30, 2012, the Company recorded adjustments totaling $6,998 to goodwill relating primarily to finalization of the purchase price allocation to assets acquired and liabilities assumed for the 2011 Sound Solutions acquisition.

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)(in thousands, except share data)

The following table provides the gross carrying value and accumulated amortization for each major class of intangible asset:

	September 30, 2012		December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized Intangible Assets:
Trademarks	$91,018	$25,065	$66,428	$20,518
Patents	156,718	107,150	145,864	99,990
Customer Intangibles	1,354,926	465,694	1,171,608	380,196
Unpatented Technologies	145,950	108,729	142,405	98,193
Drawings & Manuals	33,694	7,209	8,165	5,153
Distributor Relationships	73,163	31,349	73,162	28,500
Other	46,509	22,360	28,677	20,251
Total	1,901,978	767,556	1,636,309	652,801
Unamortized Intangible Assets:
Trademarks	210,172		223,576
Total Intangible Assets	$2,112,150	$767,556	$1,859,885	$652,801

Amortization expense totaled $40,266 and $37,772 for the three months ended September 30, 2012 and 2011, respectively. For the nine months ended September 30, 2012 and 2011, amortization expense was $115,608 and $92,497, respectively.

6. Borrowings

Borrowings consist of the following:

	September 30, 2012	December 31, 2011
4.875% 10-year notes due October 15, 2015	$299,392	$299,244
5.45% 10-year notes due March 15, 2018	348,185	347,938
4.30% 10-year notes due March 1, 2021	449,780	449,761
6.60% 30-year notes due March 15, 2038	247,749	247,683
5.375% 30-year notes due March 1, 2041	345,471	345,352
6.65% 30-year debentures due June 1, 2028	199,440	199,414
5.375% 30-year debentures due October 15, 2035	296,327	296,208
Other	8,952	1,652
Total long-term debt	2,195,296	2,187,252
Less current installments	(3,134)	(1,022)
	$2,192,162	$2,186,230

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

Interest expense and interest income for the three and nine months ended September 30, 2012 and 2011 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Interest expense	$31,103	$31,700	$94,226	$93,816
Interest income	(715)	(1,639)	(4,094)	(7,280)
Interest expense, net	$30,388	$30,061	$90,132	$86,536

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)(in thousands, except share data)

7. Financial Instruments

Derivatives

The Company is exposed to market risk for changes in foreign currency exchange rates due to the global nature of its operations. In order to manage this risk the Company has hedged portions of its forecasted sales and purchases, which occur within the next twelve months and are denominated in non-functional currencies, with currency forward or collar contracts designated as cash flow hedges. At September 30, 2012 and December 31, 2011, the Company had contracts with U.S. dollar equivalent notional amounts of $48,700 and $83,541, respectively, to exchange foreign currencies, principally the U.S. dollar, euro, pound sterling, Japanese yen, Chinese yuan and Malaysian ringgit. The Company believes it is probable that all forecasted cash flow transactions will occur.

The Company also has an outstanding floating-to-floating cross currency swap agreement for a total notional amount of $50,000 in exchange for CHF 65,100, which expires on October 15, 2015. This transaction continues to hedge a portion of the Company’s net investment in CHF-denominated operations. The agreement qualifies as a net investment hedge and the effective portion of the change in fair value is reported within the cumulative translation adjustment section of other comprehensive income. The fair values at September 30, 2012 and December 31, 2011 reflected losses of $20,908 and $21,656, respectively, due to the strengthening of the Swiss franc relative to the U.S. dollar over the term of the arrangement.

The following table sets forth the fair values of derivative instruments held by the Company as of September 30, 2012 and December 31, 2011 and the balance sheet lines in which they are recorded:

	Fair Value Asset (Liability)
	September 30, 2012	December 31, 2011	Balance Sheet Caption
Foreign currency forward / collar contracts	$304	$394	Prepaid / Other assets
Foreign currency forward / collar contracts	(4)	(1,284)	Other accrued expenses
Net investment hedge - cross currency swap	(20,908)	(21,656)	Other liabilities

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

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)(in thousands, except share data)

The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis as of September 30, 2012 and December 31, 2011:

	September 30, 2012			December 31, 2011
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets:
Foreign currency cash flow hedges	$—	$304	$—	$—	$394	$—
Liabilities:
Foreign currency cash flow hedges	—	4	—	—	1,284	—
Net investment hedge derivative	—	20,908	—	—	21,656	—

In addition to fair value disclosure requirements related to financial instruments carried at fair value, accounting standards require interim disclosures regarding the fair value of all of the Company’s financial instruments.

The estimated fair value of long-term debt at September 30, 2012 and December 31, 2011 was $2,696,102 and $2,679,793, respectively, compared to the carrying value of $2,195,296 and $2,187,252, respectively. The estimated fair value of long-term debt is based on quoted market prices for similar instruments and is, therefore, classified as Level 2 within the valuation hierarchy.

The carrying values of cash and cash equivalents, trade receivables, accounts payable, and notes payable are reasonable estimates of their fair values as of September 30, 2012 and December 31, 2011 due to the short-term nature of these instruments.

8. Income Taxes

The effective tax rates for continuing operations were 27.9% and 27.3% for the three and nine months ended September 30, 2012, respectively, and 25.4% and 22.9% for the comparable periods of 2011. The effective tax rates for the three and nine month periods of 2011 were favorably impacted by net discrete items, principally settlements with U.S. federal and state taxing authorities, totaling $2,390 and $32,744, respectively. Comparatively, settlements during the 2012 three and nine month periods totaled $4,513 and $5,573, respectively. Excluding these discrete items, the effective tax rates were 29.3% and 27.9% for the three and nine months ended September 30, 2012, and 26.2% and 26.8% for the comparable periods of 2011. On a year-over-year basis, the higher rates in the 2012 periods resulted from the unfavorable impact of increased U.S. earnings mix offset by lower effective tax rates in foreign jurisdictions.

Dover and its subsidiaries file U.S., various state and local, and foreign tax returns. The Company is routinely audited by the tax authorities in these jurisdictions and a number of audits are currently underway. The Internal Revenue Service is currently auditing the Company's consolidated income tax returns for the 2009-2010 tax years. It is reasonably possible during the next twelve months that uncertain tax positions may be settled, which could result in a decrease in the gross amount of unrecognized tax benefits which would result in an income tax provision benefit. At this time, it is not possible to estimate the range of change due to the uncertainties associated with the resolution of these matters. The Company believes adequate provision has been made for all income tax uncertainties.

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

Summarized results of the Company’s discontinued operations are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenue	$—	$170,967	$—	$484,350

Gain (loss) on sale, net of taxes	$(634)	$(65,375)	$1,226	$(66,040)

Earnings (loss) from operations before taxes	$(385)	$17,109	$(1,497)	$44,078
Provision for income taxes	(148)	(2,892)	(461)	1,489
Loss from discontinued operations, net of tax	$(1,167)	$(51,158)	$(732)	$(20,473)

The gain (loss) on sale, net of taxes for both the three and nine months ended September 30, 2012 reflects adjustments to sale proceeds of businesses sold in prior years. The earnings (loss) from operations before taxes for both the three and nine months ended September 30, 2012 reflects the net earnings generated by the three businesses sold in 2011, coupled with other expense and accrual adjustments.

The loss from discontinued operations, net for both the three and nine months ended September 30, 2011 reflects the net loss generated from the sale of two businesses in the third quarter of 2011, including an after-tax goodwill impairment charge of $76,072, offset in part by the earnings from operations generated by these businesses.

Assets and liabilities of discontinued operations are summarized below:

	September 30, 2012	December 31, 2011
Assets of Discontinued Operations
Current assets	$3,188	$2,832
Non-current assets	297	1,609
	$3,485	$4,441
Liabilities of Discontinued Operations
Current liabilities	$9,066	$31,592
Non-current liabilities	87,850	88,325
	$96,916	$119,917

At September 30, 2012 and December 31, 2011, the assets and liabilities of discontinued operations consist primarily of tax-related accruals and unrecognized benefits, as well as other accruals for compensation, legal, environmental and warranty contingencies, none of which are individually significant.

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)(in thousands, except share data)

10. Restructuring Activities

The following table details restructuring charges incurred by segment for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Communication Technologies	$928	$669	$2,586	$1,820
Energy	55	741	550	2,538
Engineered Systems	3,190	1,093	4,616	2,485
Printing & Identification	(90)	610	5,898	(217)
Total	$4,083	$3,113	$13,650	$6,626

These amounts are classified in the Unaudited Condensed Consolidated Statements of Comprehensive Earnings as follows:

Cost of goods and services	$1,473	$1,278	$2,702	$2,520
Selling and administrative expenses	2,610	1,835	10,948	4,106
Total	$4,083	$3,113	$13,650	$6,626

The restructuring expenses incurred in the three and nine months ended September 30, 2012 relate primarily to programs initiated in 2012, principally a few targeted facility consolidations and headcount reductions intended to better align the Company's operations with current market conditions. The Company expects to incur additional restructuring expenses of approximately $8,000 in the fourth quarter of 2012 relating to these programs, which are expected to conclude in 2012 into early 2013, coupled with new programs to be initiated to optimize operations relating to recent acquisitions and further reduce headcount.

Restructuring expenses incurred in the three and nine months ended September 30, 2011 also included targeted facility consolidations at certain businesses. These programs were substantially complete by the end of 2011 and the related expenses were not significant.

The following table details the Company’s severance and other restructuring accrual activity:

	Severance	Exit	Total
Balance at December 31, 2011	$2,463	$3,129	$5,592
Restructuring charges	10,463	3,187	13,650
Payments	(8,465)	(3,332)	(11,797)
Other, including foreign currency	7	83	90
Balance at September 30, 2012	$4,468	$3,067	$7,535

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

Letters of Credit

As of September 30, 2012, the Company had approximately $72,081 outstanding in letters of credit and guarantees with financial institutions, which expire at various dates in 2012 through 2016. These letters of credit are primarily maintained as security for insurance, warranty and other performance obligations.

Warranty Accruals

Estimated warranty program claims are provided for at the time of sale. Amounts provided for are based on historical costs and adjusted new claims. The changes in the carrying amount of product warranties through September 30, 2012 and 2011 are as follows:

	2012	2011
Beginning Balance, January 1	$42,524	$40,032
Provision for warranties	24,963	27,924
Settlements made	(26,304)	(26,954)
Other adjustments, including acquisitions and currency translation	3,320	2,209
Ending balance, September 30	$44,503	$43,211

12. Employee Benefit Plans

The following tables set forth the components of the Company’s net periodic expense relating to retirement and post-retirement benefit plans:

Retirement Plans

Qualified Defined Benefits

	Three Months Ended September 30,				Nine Months Ended September 30,
	U.S. Plan		Non-U.S. Plans		U.S. Plan		Non-U.S. Plans
	2012	2011	2012	2011	2012	2011	2012	2011
Service Cost	$3,602	$3,541	$1,079	$763	$10,804	$10,625	$3,147	$2,256
Interest Cost	6,284	6,809	2,231	2,176	18,852	20,427	6,428	6,489
Expected return on plan assets	(9,744)	(9,618)	(2,022)	(2,073)	(29,234)	(28,854)	(5,810)	(6,150)
Amortization:
Prior service cost	260	327	30	30	786	979	89	93
Recognized actuarial loss	3,378	2,083	130	65	10,136	6,251	371	193
Transition obligation	—	—	(13)	(11)	—	—	(36)	(33)
Other	—	—	56	33	—	—	158	97
Net periodic expense	$3,780	$3,142	$1,491	$983	$11,344	$9,428	$4,347	$2,945

The net periodic expense reflected above does not include the impact of pension plans related to recent acquisitions. Such amounts are not significant for the periods presented.

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)(in thousands, except share data)

Non-Qualified Supplemental Benefits

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Service Cost	$1,326	$1,016	$3,978	$3,048
Interest Cost	1,979	1,961	5,937	5,881
Amortization:
Prior service cost	1,857	1,817	5,569	5,449
Recognized actuarial loss	33	—	103	—
Net periodic expense	$5,195	$4,794	$15,587	$14,378

Post-Retirement Plans

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Service Cost	$62	$52	$186	$155
Interest Cost	149	181	445	543
Amortization:
Prior service cost	(104)	(102)	(312)	(307)
Recognized actuarial gain	(5)	(61)	(15)	(181)
Settlement gains	—	—	(1,493)	—
Net periodic expense	$102	$70	$(1,189)	$210

The Company purchased life insurance contracts to settle a portion of the post-retirement obligations relating to employees of two businesses that were sold in 2011, resulting in settlement gains of $1,493, which are included within the results of discontinued operations for the nine months ended September 30, 2012.

13. Other Comprehensive Earnings

The amounts recognized in other comprehensive earnings were as follows:

	Three Months Ended			Three Months Ended
	September 30, 2012			September 30, 2011
	Pre-tax	Tax	Net of tax	Pre-tax	Tax	Net of tax
Foreign currency translation adjustments	$82,694	$108	$82,802	$(120,520)	$(1,896)	$(122,416)
Cash flow hedges	298	(104)	194	(2,337)	818	(1,519)
Pension and other postretirement benefit plans	16,268	(5,693)	10,575	—	—	—
Other	(261)	(29)	(290)	(518)	130	(388)
Total other comprehensive earnings (loss)	$98,999	$(5,718)	$93,281	$(123,375)	$(948)	$(124,323)

	Nine Months Ended			Nine Months Ended
	September 30, 2012			September 30, 2011
	Pre-tax	Tax	Net of tax	Pre-tax	Tax	Net of tax
Foreign currency translation adjustments	$34,181	$(262)	$33,919	$(46,414)	$14,942	$(31,472)
Cash flow hedges	675	(236)	439	(2,911)	1,019	(1,892)
Pension and other postretirement benefit plans	9,952	(3,637)	6,315	—	—	—
Other	318	(55)	263	351	(14)	337
Total other comprehensive earnings (loss)	$45,126	$(4,190)	$40,936	$(48,974)	$15,947	$(33,027)

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

Therefore, consistent with the requirements of segment reporting, the Company has revised its operating segments to align with the revised operating and management reporting structure.  All information for the prior periods has been conformed to the current period presentation.

Segment financial information and a reconciliation of segment results to consolidated results follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
REVENUE:
Communication Technologies	$396,470	$405,357	$1,115,734	$963,782
Energy	562,263	510,608	1,632,619	1,390,359
Engineered Systems	892,121	823,141	2,600,368	2,369,588
Printing & Identification	358,086	400,515	1,080,591	1,224,639
Intra-segment eliminations	(241)	(1,015)	(741)	(2,714)
Total consolidated revenue	$2,208,699	$2,138,606	$6,428,571	$5,945,654

EARNINGS FROM CONTINUING OPERATIONS:
Segment earnings:
Communication Technologies	$63,706	$53,433	$160,584	$155,285
Energy	139,038	125,268	405,089	328,766
Engineered Systems	144,245	125,529	400,145	352,334
Printing & Identification	51,407	59,447	125,686	182,051
Total segments	398,396	363,677	1,091,504	1,018,436
Corporate expense / other (1)	32,001	34,083	104,882	105,586
Net interest expense	30,388	30,061	90,132	86,536
Earnings from continuing operations before provision for income taxes and discontinued operations	336,007	299,533	896,490	826,314
Provision for taxes	93,794	76,095	244,548	188,887
Earnings from continuing operations	$242,213	$223,438	$651,942	$637,427

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

In July 2012, the FASB issued ASU 2012-02, which allows an entity to first assess qualitative factors to determine whether it is necessary to perform a quantitative impairment test of an indefinite-lived intangible asset.  Per the terms of this ASU, an entity would not be required to calculate the fair value of an indefinite-lived intangible asset unless the entity determines, based on qualitative assessment, that it is not more likely than not, the indefinite-lived intangible asset is impaired.  The revised standard is effective for Dover for its annual and interim impairment tests performed for fiscal years beginning after September 15, 2012; however, early adoption is permitted. The Company does not expect adoption of this ASU to significantly impact its consolidated financial statements.

16. Equity Incentive Program

The Company typically grants SARs and performance shares annually at its regularly scheduled first quarter Compensation Committee meeting. In the first quarters of 2012 and 2011, the Company issued stock settled appreciation rights (“SARs”) covering 1,719,943 and 1,524,329 shares, respectively, and 50,416 and 44,751 performance shares, respectively.

The fair value of each SARs grant was estimated on the date of grant using the Black-Scholes option pricing model. The performance share awards are market condition awards and have been assessed at fair value on the date of grant using a Monte Carlo simulation model. The following assumptions were used in determining the fair value of the SARs and performance shares awarded during the respective periods:

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

Stock-based compensation is reported within selling and administrative expenses in the accompanying Unaudited Condensed Consolidated Statements of Comprehensive Earnings. The following table summarizes the Company’s compensation expense relating to all stock-based incentive plans:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Pre-tax compensation expense	$7,483	$6,018	$23,589	$20,025
Tax benefit	(2,643)	(2,107)	(8,330)	(7,009)
Total stock-based compensation expense, net of tax	$4,840	$3,911	$15,259	$13,016

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

17. Earnings per Share

The following table sets forth a reconciliation of the information used in computing basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Earnings from continuing operations	$242,213	$223,438	$651,942	$637,427
Loss from discontinued operations, net	(1,167)	(51,158)	(732)	(20,473)
Net earnings	$241,046	$172,280	$651,210	$616,954

Basic earnings per common share:
Earnings from continuing operations	$1.33	$1.20	$3.56	$3.42
Loss from discontinued operations, net	$(0.01)	$(0.28)	$—	$(0.11)
Net earnings	$1.33	$0.93	$3.56	$3.31

Weighted average shares outstanding	181,763,000	185,770,000	183,000,000	186,246,000

Diluted earnings per common share:
Earnings from continuing operations	$1.32	$1.19	$3.51	$3.37
Loss from discontinued operations, net	$(0.01)	$(0.27)	$—	$(0.11)
Net earnings	$1.31	$0.91	$3.51	$3.26

Weighted average shares outstanding	183,932,000	188,436,000	185,489,000	189,420,000

The following table is a reconciliation of the share amounts used in computing earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Weighted average shares outstanding - Basic	181,763,000	185,770,000	183,000,000	186,246,000
Dilutive effect of assumed exercise of employee stock options, SARs and performance shares	2,169,000	2,666,000	2,489,000	3,174,000
Weighted average shares outstanding - Diluted	183,932,000	188,436,000	185,489,000	189,420,000

Diluted per share amounts are computed using the weighted-average number of common shares and, if dilutive, potential common shares outstanding during the period.  Potential common shares consist of the incremental common shares issuable upon the exercise of stock options and SARs, and vesting of performance shares and restricted shares, as determined using the treasury stock method.  For the three months ended September 30, 2012 and 2011, the weighted average number of anti-dilutive potential common shares excluded from the calculation above totaled 3,128,000 and 1,495,000, respectively.  For the nine months ended September 30, 2012 and 2011, the weighted average number of anti-dilutive potential common shares excluded from the calculation above totaled 2,899,000 and 1,287,000, respectively.

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)(in thousands, except share data)

18. Share Repurchases

Share repurchases during the nine months ended September 30, 2012 were as follows:

Shares repurchased in the open market	6,552,804
Shares repurchased from holders of employee stock options	82,823
Total shares repurchased	6,635,627
Average price paid per share	$59.28

In May 2012, the Board of Directors renewed its standing authorization of the Company's share repurchase program, on terms consistent with its prior five-year authorization which expired at that time. This renewal authorizes the repurchase of up to 10,000,000 shares of the Company's common stock during the five-year period ending May 2017. The Company repurchased 4,292,804 shares under this new authorization during the nine months ended September 30, 2012. As of September 30, 2012, the approximate number of shares still available for repurchase under the May 2012 share repurchase authorization was 5,707,196.

Treasury shares increased to 73,636,114 at September 30, 2012 from a balance of 67,000,487 at December 31, 2011.

The Company initiated the repurchase of an additional 900,000 shares at the end of September 2012, which did not settle until October 2012. Consequently, these amounts have been excluded from share repurchases for the period and are not included in the balance of treasury shares at September 30, 2012. These share repurchases would not have materially impacted the calculation of weighted average shares outstanding nor the calculation of earnings per share.

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

The following table shows the percentage of total revenue and segment earnings generated by each of our four segments for the three months ended September 30, 2012 and 2011:

	Three Months Ended		Three Months Ended
	September 30, 2012		September 30, 2011
	Revenue	Segment Earnings	Revenue	Segment Earnings
Communication Technologies	17.9%	16.0%	18.9%	14.8%
Energy	25.5%	34.9%	23.9%	34.4%
Engineered Systems	40.4%	36.2%	38.5%	34.5%
Printing & Identification	16.2%	12.9%	18.7%	16.3%

Total	100.0%	100.0%	100.0%	100.0%

We generated positive results during the third quarter of 2012, with revenue of $2.2 billion and gross profit of $846.9 million, representing increases of 3% and 5%, respectively, compared to the third quarter of 2011.  The quarter’s results were led by our strong positions in the energy, handset, food equipment and waste and recycling markets. We achieved this growth despite modestly weaker global economic conditions, including continued weakness in Europe and China, which have contributed to generally slower revenue growth rates in the quarter.

Third quarter bookings of $2.1 billion were relatively flat as compared with the prior year period.  Strong growth in our Energy segment and modest increases in our Engineered Systems and Communication Technologies segments were offset by weaker electronics end market bookings in our Printing & Identification segment.

Within our Communication Technologies segment, several OEM's launched new products in the handset market towards the end of the third quarter which drove solid sequential results. These launches were generally later than our expectations at the end of the second quarter and impacted volume in the third quarter. Our microelectronic mechanical ("MEMs") microphone activity was very strong once the new OEM product launches commenced. However, our performance at Sound Solutions was weaker than anticipated. The Sound Solutions business continued to work through operational challenges in the third quarter and is making good progress, yet such challenges led to lower volumes than anticipated. This lower volume, coupled with normal seasonality in the handset market, will likely continue to impact the handset results through year-end. Our aerospace/industrial and life sciences markets remained stable during the quarter, while our telecom markets continued to be weak.

In our Energy segment, expanding production activity and strong downstream investments in distribution and retail fueling are among the trends that drove solid results during in the quarter. This strong production and downstream performance was partially offset by the softening North American rig count, which impacted our drilling end market results. In all, the segment had solid performance, characterized by continuing growth and strong margins. We expect this trend to continue for the balance of the year.

Within our Engineered Systems segment, the refrigeration and food equipment markets were solid, as were most of our U.S. industrial end markets, especially waste and recycling. The results of our Fluid Solutions platform continued to reflect solid performance from our first quarter Maag Pump Systems acquisition, which helped to mitigate the impacts of weakened markets in Europe and China. The result for the segment was 15% earnings growth as revenue growth was leveraged by strong margin performance. We expect the segment's fourth quarter performance to be impacted by the normal seasonality of our refrigeration markets and slightly moderating global economic trends.

In our Printing & Identification segment, we experienced further weakening in the electronics markets during the quarter. Strong organic growth of 6% in our fast moving consumer goods market, excluding the impact of currency, was driven by solid North American demand coupled with the benefits of our second quarter restructuring activities, which helped minimize the impact of softening electronics markets and a weak Europe. We expect this segment's performance to remain weak in the fourth quarter, due to low order rates in the electronics market.

Overall, the strong market positions of our businesses and cost management initiatives enabled us to generate segment margin of 18% despite the aforementioned challenges in our Communication Technologies and Printing & Identification segments. This strong margin performance, supplemented by increased share repurchase activity in the quarter, enabled us to deliver double-digit diluted earnings per share ("EPS") growth. As such, we generated EPS from continuing operations of $1.32 in the third quarter of 2012 compared to $1.19 in the same quarter of last year.

We expect the fourth quarter to be challenging in light of continued economic uncertainty, coupled with the unfavorable conditions that we expect to continue in our handset and electronics markets.  As a result, we estimate our 2012 organic growth to be approximately 3% (inclusive of a 2% unfavorable foreign exchange impact) and acquisition related growth to be approximately 4% for acquisitions completed in 2011 and the first half of 2012.  Based on these revised revenue assumptions and profitability expectations, diluted earnings per share from continuing operations for 2012 is estimated to be in the range of $4.55 to $4.65.  If global or domestic economic conditions accelerate or deteriorate, our operating results for 2012 could be materially different than currently projected.

RESULTS OF OPERATIONS

As discussed in Note 9 to the Unaudited Condensed Consolidated Financial Statements, we are reporting three businesses that were sold during 2011 as discontinued operations. Therefore, we have classified the results of operations of these businesses as discontinued operations for all periods presented.

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in thousands, except per share figures)	2012	2011	% / Point Change	2012	2011	% / Point Change
Revenue	$2,208,699	$2,138,606	3.3%	$6,428,571	$5,945,654	8.1%
Cost of goods and services	1,361,769	1,332,324	2.2%	3,983,720	3,651,625	9.1%
Gross profit	846,930	806,282	5.0%	2,444,851	2,294,029	6.6%
Gross profit margin	38.3%	37.7%	0.6	38.0%	38.6%	(0.6)

Selling and administrative expenses	476,573	476,640	—%	1,451,503	1,378,466	5.3%
Selling and administrative as a percent of revenue	21.6%	22.3%	(0.7)	22.6%	23.2%	(0.6)

Interest expense, net	30,388	30,061	1.1%	90,132	86,536	4.2%
Other expense, net	3,962	48	—	6,726	2,713	—

Provision for income taxes	93,794	76,095	23.3%	244,548	188,887	29.5%
Effective tax rate	27.9%	25.4%	2.5	27.3%	22.9%	4.4

Earnings from continuing operations	242,213	223,438	8.4%	651,942	637,427	2.3%

Loss from discontinued operations, net	(1,167)	(51,158)	(97.7)%	(732)	(20,473)	(96.4)%

Earnings from continuing operations per common share - diluted	$1.32	$1.19	10.9%	$3.51	$3.37	4.2%

Revenue

Revenue for the third quarter of 2012 increased $70.1 million or 3% from the comparable 2011 quarter reflecting organic revenue growth of 1%, growth of 4% related to acquisitions and a 2% unfavorable impact from foreign currency.  The organic growth was driven by solid demand in our energy, handset, food equipment, and other industrial end markets, which more than offset declining revenue in our electronics end markets, most notably electronics assembly and alternative energy, and the impact of a weakened European economy.

Revenue for the nine months ended September 30, 2012 increased $482.9 million or 8% from the comparable 2011 period reflecting organic revenue growth of 4%, growth of 6% related to acquisitions and a 2% unfavorable impact from foreign currency translation, driven primarily by the same factors as in the third quarter, coupled with solid results in our refrigeration end market through the first nine months of the year.

Gross Profit

Gross profit for the third quarter of 2012 increased $40.6 million or 5% compared to the prior year quarter reflecting the increased sales volumes, favorable net material costs, and benefits from productivity initiatives. Gross profit margin as a percentage of revenue increased 60 basis points to 38.3% due principally to the impacts of favorable net material costs and benefits of productivity initiatives and operating leverage, which more than offset unfavorable product and customer mix, the decline in electronics sales volume, and the unfavorable impact of foreign currency.

For the nine months ended September 30, 2012, gross profit increased $150.8 million or 7% from the comparable 2011 period while gross profit margin decreased 60 basis points to 38.0%, primarily due to a greater impact of unfavorable product and customer mix on a year-to-date basis.

Selling and Administrative Expenses

Selling and administrative expenses in the third quarter remained consistent at $477 million on a year-over-year basis. The 2012 expenses include general increases across the segments in support of higher volumes and growth initiatives, higher amortization expense resulting from recent acquisitions, and increased restructuring expense from 2012 initiatives undertaken at certain businesses. However, these increases were offset by cost containment efforts in response to the continued weakening in the economic climate.  As a percentage of revenue, selling and administrative expenses improved by 70 basis points to 21.6% in the third quarter of 2012 compared to 22.3% in the prior year quarter, principally due to the leverage from higher revenues.

Selling and administrative expenses for the nine months of 2012 increased $73.0 million or 5% compared to the same period of 2011. As a percentage of revenue, selling and administrative expenses declined to 22.6% from 23.2% in the comparable 2011 period. This 60 basis point improvement is largely a result of leverage from the higher revenue levels, partially offset by higher amortization relating to recent acquisitions and higher restructuring charges.

Non-Operating Items

Net interest expense for three and nine months ended September 30, 2012 increased by $0.3 million (1%) and $3.6 million (4%), respectively, compared to the same periods of last year. The increase in net interest expense for the three and nine month periods is primarily attributed to lower average levels of cash on hand at reduced interest rates, leading to $0.9 million and $3.2 million less of interest income, respectively. In the third quarter and first nine months of 2012, our average cash and cash equivalents were approximately $370 million and $50 million lower than in the comparable periods of 2011, respectively, due in part to cash used to fund acquisitions and share repurchase activity in recent quarters.

Other expense, net for the three and nine months ended September 30, 2012 and 2011 primarily reflects the impact of net losses from foreign exchange fluctuations on assets and liabilities denominated in currencies other than the functional currency. During the three and nine months ended September 30, 2012 our foreign exchange losses totaled $4.2 million and $7.7 million, respectively, compared to $0.9 million and $5.2 million for the same periods of 2011, primarily due to the weakening of the U.S. dollar relative to the euro and other major currencies. These foreign exchange losses are reflected net with other miscellaneous non-operating gains and losses, none of which were individually, or in the aggregate, significant.

Income Taxes

The effective tax rates for continuing operations were 27.9% and 27.3% for the three and nine months ended September 30, 2012, respectively, and 25.4% and 22.9% for the comparable periods of 2011. The effective tax rates for the three and nine month periods of 2011 were favorably impacted by net discrete items, principally settlements with U.S. federal and state taxing authorities, totaling $2.4 million and $32.7 million, respectively. Comparatively, settlements during the 2012 three and nine month periods totaled $4.5 million and $5.6 million, respectively. Excluding these discrete items, the effective tax rates were 29.3% and 27.9% for the three and nine months ended September 30, 2012, and 26.2% and 26.8% for the comparable periods of 2011. On a year-over-year basis, the higher rates in the 2012 periods resulted from the unfavorable impact of increased U.S. earnings mix offset by lower effective tax rates in foreign jurisdictions.

Dover and its subsidiaries file U.S., various state and local, and foreign tax returns. We are routinely audited by the tax authorities in these jurisdictions and a number of audits are currently underway. The Internal Revenue Service is currently auditing our consolidated income tax returns for the 2009-2010 tax years. It is reasonably possible during the next twelve months that uncertain tax positions may be settled, which could result in a decrease in the gross amount of unrecognized tax benefits which would result in an income tax provision benefit. At this time, it is not possible to estimate the range of change due to the uncertainties associated with the resolution of these matters. We believe that adequate provision has been made for all income tax uncertainties.

Income from Continuing Operations

Earnings from continuing operations for the third quarter of 2012 increased 8% to $242.2 million, or $1.32 diluted earnings per share (“EPS”), compared to $223.4 million, or $1.19 EPS, in the prior year third quarter.   Earnings from continuing operations for the nine months ended September 30, 2012 increased 2% to $651.9 million, or $3.51 EPS, compared to $637.4 million, or $3.37 EPS, in the respective prior year period. The dollar increase in earnings from continuing operations in both the three and nine month periods of 2012 is primarily the result of higher revenues and benefits from productivity and cost containment initiatives, offset in part by higher acquisition-related expenses and increased restructuring charges relative to the 2011 periods. The EPS increases for the three and nine month periods of 2012 reflect the increase in earnings, as well as impact of lower weighted average shares outstanding for the 2012 periods relative to the same periods of 2011. As discussed in the "Financial Condition" section, we have repurchased incrementally more common shares in the 2012 periods.

Discontinued Operations

We realized a net loss from discontinued operations of $1.2 million, or $0.01 EPS, in the third quarter of 2012 and $0.7 million, with a negligible impact to EPS, in the nine months ended September 30, 2012. In both the three and nine month periods, the net loss resulted from adjustments to sale proceeds of businesses sold in prior periods, offset in part by expense and accrual adjustments for these and other businesses sold in prior periods.

In the third quarter of 2011, we sold two businesses which were reported as discontinued operations.  As a result, in the three and nine months ended September 30, 2011 we realized a net loss from discontinued operations of $51.2 million, or $0.27 diluted EPS, and $20.5 million, or $0.11 EPS, respectively. The net losses from discontinued operations in the 2011 periods reflect the net loss generated by the sale of these businesses, including an after-tax goodwill impairment charge of $76.1 million, offset in part by the earnings from operations generated by these businesses.

Restructuring Activities

2012 Restructuring Activities

In recent months, we initiated restructuring actions relating to ongoing cost reduction efforts, including targeted facility consolidations and headcount reductions at certain businesses. As a result, in the three and nine months ended September 30, 2012, we incurred restructuring charges totaling $4.1 million and $13.7 million, respectively, related to these programs.

•
The Communication Technologies segment has incurred restructuring charges of $2.6 million in the nine months ended September 30, 2012 relating to a facility consolidation and related headcount reductions within its operations that serve the telecom infrastructure market to better reflect the current market dynamics.

•
The Energy segment has incurred restructuring charges of $0.5 million in the nine months ended September 30, 2012, primarily representing costs for the integration of recent acquisitions and minor headcount reductions.

•
The Engineered Systems segment has incurred restructuring charges of $4.6 million in the nine months ended September 30, 2012 mainly relating to a couple of facility consolidations and related headcount reductions undertaken to optimize its cost structure.

•
The Printing & Identification segment has incurred restructuring charges of $5.9 million in the nine months ended September 30, 2012, principally relating to rationalization of global headcount within its marking and coding and alternative energy businesses to better align its footprint with present market conditions.

We expect to incur additional restructuring charges of approximately $8 million over the remainder of the year in connection with the above-mentioned projects, as well as certain other programs to be initiated in the fourth quarter to optimize operations relating to recent acquisitions and further reduce headcount. In light of the economic uncertainty in certain of our end markets and our continued focus on improving our operating efficiency, it is possible that additional programs may be implemented in 2012 and 2013.

2011 Restructuring Activities

Restructuring initiatives in 2011 were limited to a few targeted facility consolidations. We incurred restructuring charges in the three and nine months ended September 30, 2011 of $3.1 million and $6.6 million, respectively.

Restructuring Accrual

The following table summarizes our restructuring activity for the nine months ended September 30, 2012:

(dollars in thousands)	Severance	Exit	Total
Balance, December 31, 2011	$2,463	$3,129	$5,592
Restructuring charges	10,463	3,187	13,650
Payments	(8,465)	(3,332)	(11,797)
Other, including foreign currency	7	83	90
Balance, September 30, 2012	$4,468	$3,067	$7,535

The accrual balance at December 31, 2011 primarily reflects ongoing lease commitment obligations for facilities closed in earlier periods, the majority of which will be paid over the next twelve months. We also expect to fund the majority of the 2012 programs currently underway over the next twelve months.

SEGMENT RESULTS OF OPERATIONS

As noted previously, in the fourth quarter of 2011 we realigned our businesses into four new segments to more closely match our key end-markets.  As such, the three and nine month information for 2011 as presented herein has been recast to conform to the current segment structure.

Communication Technologies

Our Communication Technologies segment is engaged in the design and manufacture of innovative products and components which serve the following five major markets:  Communications, Life Sciences, Aerospace/Industrial, Defense and Telecommunication/Other.

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in thousands)	2012	2011	% Change	2012	2011	% Change
Revenue	$396,470	$405,357	(2.2)%	$1,115,734	$963,782	15.8%

Segment earnings	$63,706	$53,433	19.2%	$160,584	$155,285	3.4%
Operating margin	16.1%	13.2%		14.4%	16.1%

Other measures:
Depreciation and amortization	$32,997	$34,360	(4.0)%	$97,338	$71,578	36.0%
Bookings	412,092	410,616	0.4%	1,151,613	994,961	15.7%
Backlog				473,007	483,512	(2.2)%

Components of revenue growth:			Q3 2012 v. Q3 2011			YTD 2012 v. 2011
Organic growth			(0.9)%			2.9%
Acquisitions			—%			13.9%
Foreign currency translation			(1.3)%			(1.0)%
			(2.2)%			15.8%

Third Quarter 2012 Compared to the Third Quarter 2011

Revenue generated by our Communication Technologies segment in the third quarter of 2012 decreased by $8.9 million or 2% compared to the same period of 2011. The overall decline in revenue resulted primarily from the unfavorable impact of foreign exchange, pricing reductions corresponding to normal product life cycle maturities and reduced volumes across most end markets, a significant portion of which was offset by increased MEMs volumes stemming from new product introductions and market share gains.

•
Our revenue in the communications market (representing 38% of 2012 third quarter segment revenue) decreased $3.5 million or 2% due to delays in the launches of OEM product releases. Additionally, we experienced continued operational challenges in the Sound Solutions business during the quarter which have led to lower volume for this portion of the business. Overall, we continue to experience solid demand for components serving the handset market. Our MEMs microphones are well positioned to capitalize on this market’s growth as we have continued to invest in capacity to meet the growing market demands.

•
Our life sciences revenue (16% of 2012 third quarter segment revenue) decreased by $0.7 million or 1% due to a slowing of hearing aid demand and weakened European economic conditions, slightly offset by overall stable medical equipment demand.

•
We experienced increased revenue in the commercial aerospace market primarily driven by continued increase in build rates of commercial aircraft. This revenue was partially offset by our products sold in the aftermarket and industrial markets. Our aerospace/industrial revenue (15% of 2012 third quarter segment revenue) increased $0.8 million or 1%.

•
Revenue derived from our defense market (13% of 2012 third quarter segment revenue) decreased $2.9 million or 5% mainly due to timing and funding of key programs in which we participate. The defense market in Europe continues to show the effects of Europe's weak economic conditions.

•
We continue to experience weakened demand in the global telecom markets, driven in part by continued deferred industry investment.  This contributed to a decrease of $2.6 million or 4% in our telecommunication/other market (18% of 2012 third quarter segment revenue).

Communication Technologies earnings in the third quarter of 2012 increased $10.3 million or 19% compared with 2011, with an increase in operating margin of 290 basis points. The earnings and margin increases were mainly due to our leverage on higher MEMs volume, reduced operating expenses, and the absence of one-time costs associated with the Sound Solutions acquisition completed in the third quarter of last year. These factors were partially offset by lower margins from the integration of Sound Solutions and unfavorable foreign currency impact.

Bookings for the third quarter of 2012 and backlog at September 30, 2012 indicate continued strength across each of our end markets, with the exception of our telecommunication/other market.

Nine Months Ended September 30, 2012 Compared to the Nine Months Ended September 30, 2011

Revenue generated by our Communication Technologies segment for the nine months ended September 30, 2012 increased by $152.0 million or 16% compared to the 2011 period, with 11% attributed principally to the inclusion of Sound Solutions. The revenue trends for the nine month period were strong across all end markets except for our telecommunication/other market which experienced an 11% decline attributed to the same driver as noted for the third quarter.

Earnings for the nine months ended September 30, 2012 increased $5.3 million or 3% compared with the 2011 period, while operating margin decreased 170 basis points to 14.4%. Earnings improved on the higher year-to-date volumes and reduced operating expenses, while the operating margin decline mainly resulted from higher acquisition-related depreciation and amortization, higher manufacturing costs and lower margins from the integration of Sound Solutions.

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

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in thousands)	2012	2011	% Change	2012	2011	% Change
Revenue	$562,263	$510,608	10.1%	$1,632,619	$1,390,359	17.4%

Segment earnings	$139,038	$125,268	11.0%	$405,089	$328,766	23.2%
Operating margin	24.7%	24.5%		24.8%	23.6%

Other measures:
Depreciation and amortization	$24,639	$19,399	27.0%	$69,356	$56,737	22.2%
Bookings	526,824	498,212	5.7%	1,642,951	1,465,880	12.1%
Backlog				248,233	243,401	2.0%

Components of revenue growth:			Q3 2012 v. Q3 2011			YTD 2012 v. 2011
Organic growth			2.8%			12.6%
Acquisitions			8.1%			5.6%
Foreign currency translation			(0.8)%			(0.8)%
			10.1%			17.4%

Third Quarter 2012 Compared to the Third Quarter 2011

Our Energy segment again posted solid revenue, earnings and bookings in the third quarter of 2012.  Revenue and earnings increased 10% and 11%, respectively, in the third quarter of 2012 due to relative strength in the production and downstream energy markets served by the segment, which more than offset softness in the drilling market.  Organic revenue increased 3%, acquisitions made in 2011 and 2012 generated revenue growth of 8%, and foreign currency translation had a 1% unfavorable impact during the quarter.

•
Drilling revenue (17% of 2012 third quarter segment revenue) decreased 12% over the comparable prior year quarter due to reduced customer demand as a result of a moderating North American drilling rig count.

•
Production revenue (representing 56% of 2012 third quarter segment revenue) increased 20% over the comparable prior year quarter. The recent acquisitions of Oil Lift, purchased in the third quarter of 2011, and PCS, purchased in the second quarter of 2012, have expanded our artificial lift product lines and contributed 13% to our production growth during the quarter, while the remaining growth was driven by higher international sales and higher demand for winch and compression products.

•
Our revenues in both drilling and production are impacted by changes in the number of active North American drilling rigs. The third quarter’s average North American drilling rig count was down 7% over the comparable prior year quarter, due to decreased natural gas exploration.  The quarter’s average rig count reflects a sequential increase of 4% from the second quarter 2012 average rig count due to the seasonal recovery after the Canadian spring thaw offsetting a 3% drop in U.S. rigs.

•
Downstream revenue (27% of 2012 third quarter segment revenue) was up 9%, reflecting continued strong demand for bearing products serving energy markets, loading equipment for the rail, cargo tank and chemical/industrial markets and fuel delivery systems.

Energy earnings in the third quarter of 2012 increased $13.8 million, or 11%, from the higher organic and acquisition volumes.  Energy operating margin increased 20 basis points compared to the prior year quarter, due to operating leverage associated with the higher volumes, strategic pricing and productivity gains, which more than offset higher material and labor-related costs and increased amortization expense resulting from recent acquisitions.

Bookings for the third quarter of 2012 and backlog at September 30, 2012 increased 6% and 2%, respectively, as compared to the prior year periods, due to higher orders in the production sector, including the impact of recent acquisitions.

Nine Months Ended September 30, 2012 Compared to the Nine Months Ended September 30, 2011

Revenue generated by our Energy segment for the nine months ended September 30, 2012 increased by $242.3 million, or 17%, due to relative strength in the drilling, production and downstream energy markets served by the segment. Organic revenue increased 13%, acquisitions made in 2011 and 2012 generated revenue growth of 5%, and foreign currency translation had a 1% unfavorable impact during the period. The revenue trends for the nine month period were relatively consistent in each of our end markets to those outlined for the quarter; however, year-over-year drilling revenue grew at a slower rate due to the slower rate of growth in the U.S. rig count and lower natural gas prices.

Earnings for the nine months ended September 30, 2012 increased $76.3 million, or 23%, compared to the 2011 period, from the higher organic and acquisition volumes. Energy operating margin increased 120 basis points compared to the prior year period, due to operating leverage associated with the higher volumes, strategic pricing and productivity gains, which more than offset higher material and labor-related costs and increased amortization expense resulting from recent acquisitions.

Engineered Systems

Our Engineered Systems segment is comprised of two platforms, Fluid Solutions and Refrigeration & Industrial.  The Fluid Solutions platform designs and manufactures pumps, compressors, and chemical proportioning and dispensing products.  The Refrigeration & Industrial platform manufactures products and systems which serve three key end-markets:  Refrigeration & food equipment, Waste and recycling, and Other industrial.

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in thousands)	2012	2011	% Change	2012	2011	% Change
Revenue
Refrigeration & Industrial	$674,116	$649,768	3.7%	$1,990,830	$1,855,794	7.3%
Fluid Solutions	218,324	173,804	25.6%	610,662	515,031	18.6%
Eliminations	(319)	(431)		(1,124)	(1,237)
	$892,121	$823,141	8.4%	$2,600,368	$2,369,588	9.7%

Segment earnings	$144,245	$125,529	14.9%	$400,145	$352,334	13.6%
Operating margin	16.2%	15.2%		15.4%	14.9%

Other measures:
Depreciation and amortization	$23,060	$18,332	25.8%	$66,555	$55,563	19.8%

Bookings
Refrigeration & Industrial	$600,065	$602,488	(0.4)%	$1,978,199	$1,886,866	4.8%
Fluid Solutions	197,767	174,772	13.2%	586,617	523,937	12.0%
Eliminations	(258)	179		(1,042)	(1,438)
	$797,574	$777,439	2.6%	$2,563,774	$2,409,365	6.4%

Backlog
Refrigeration & Industrial				$515,285	$469,876	9.7%
Fluid Solutions				156,191	55,230	182.8%
Eliminations				(94)	(94)
				$671,382	$525,012	27.9%

Components of revenue growth:			Q3 2012 v. Q3 2011			YTD 2012 v. 2011
Organic growth			4.3%			6.2%
Acquisitions			6.6%			5.2%
Foreign currency translation			(2.5)%			(1.7)%
			8.4%			9.7%

Third Quarter 2012 Compared to the Third Quarter 2011

Engineered Systems revenue for the third quarter of 2012 increased $69.0 million, or 8%, driven by organic revenue growth of 4% and a 7% contribution from recent acquisitions, offset by 3% unfavorable foreign currency impacts.

•	Revenue of our Refrigeration & Industrial platform, which serves our refrigeration and food equipment, waste and recycling, and other industrial end-markets, increased $24.3 million, or 4%.

◦
Revenue from refrigeration and food equipment (representing 41% of 2012 third quarter segment revenue) increased 2% over the comparable prior year quarter, reflecting solid demand for refrigeration systems fueled by remodel activity at major retail chains, as well as increased demand for foodservice equipment through dealer and direct channels and for beverage can-making equipment, especially in Asia.

◦
Performance by our businesses serving the waste and recycling and other industrial markets (35% of 2012 third quarter segment revenue) increased 6% over the comparable prior year quarter, driven by increased demand for waste and recycling equipment, offset by weakness in European markets serving industrial automation machinery and vehicle service businesses.

•
Revenue of our Fluid Solutions platform (24% of 2012 third quarter segment revenue) increased by 26% reflecting the favorable impact of recent acquisitions; however, excluding revenue from Maag, which was acquired in the first quarter of 2012, platform revenue declined 1% due to weakness in our European markets.

Engineered Systems earnings increased $18.7 million, or 15%, due to the impact of recent acquisitions, favorable net material cost and productivity improvements, which more than offset inflation, weakened Europe markets, and unfavorable foreign currency impacts.  Operating margin increased 100 basis points, on the strength of favorable net material cost, pricing and productivity savings, which more than offset acquisition-related costs and unfavorable foreign currency impacts.

Bookings for the third quarter of 2012 and backlog at September 30, 2012 increased 3% and 28%, respectively, as compared to the prior year periods, due to higher refrigeration and pump equipment orders.

Nine Months Ended September 30, 2012 Compared to the Nine Months Ended September 30, 2011

Engineered Systems revenue for the nine months ended September 30, 2012 increased $230.8 million, or 10%, driven by organic revenue growth of 6% and 5% growth from recent acquisitions, offset by 1% unfavorable foreign currency impacts. The revenue trends for the nine month period were relatively consistent in each of our end markets to those outlined for the quarter; however, in our waste and recycling and other industrial markets, our year-to-date revenue also benefited from strong first-half demand for hydraulic equipment serving the mining and utilities sectors and vehicle services.

Earnings for the nine months ended September 30, 2012 increased $47.8 million, or 14%, compared to the 2011 period, due to the impact of recent acquisitions, favorable net material cost, productivity improvements, partially offset by weakened Europe markets and unfavorable foreign currency impacts. Operating margin increased 50 basis points compared to the prior year period, as favorable pricing and productivity savings more than offset acquisition-related costs and unfavorable foreign currency impacts.

Printing & Identification

Our Printing & Identification segment is a worldwide supplier of precision marking and coding, dispensing, printing, soldering, coating, inspection and testing equipment and related consumables and services.  The segment serves three broad global end- markets:   Fast Moving Consumer Goods (FMCG), Industrial, and Electronics.

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in thousands)	2012	2011	% Change	2012	2011	% Change
Revenue	$358,086	$400,515	(10.6)%	$1,080,591	$1,224,639	(11.8)%
Segment earnings	51,407	59,447	(13.5)%	125,686	182,051	(31.0)%
Operating margin	14.4%	14.8%		11.6%	14.9%

Other measures:
Depreciation and amortization	$11,604	$11,548	0.5%	$34,258	$34,605	(1.0)%
Bookings	342,834	384,085	(10.7)%	1,047,850	1,208,870	(13.3)%
Backlog				148,144	197,792	(25.1)%

Components of revenue growth:			Q3 2012 v. Q3 2011			YTD 2012 v. 2011
Organic growth			(5.8)%			(8.4)%
Acquisitions			—%			—%
Foreign currency translation			(4.8)%			(3.4)%
			(10.6)%			(11.8)%

Third Quarter 2012 Compared to the Third Quarter 2011

Our Printing & Identification segment’s third quarter 2012 revenue decreased by 11% compared to the third quarter of 2011, attributable to 6% lower organic revenue growth, primarily driven by lower electronics and industrial end market revenue, and 5% unfavorable foreign currency impact.

•
FMCG revenue (40% of 2012 third quarter segment revenue) grew 6% year-over-year, excluding a 7% unfavorable impact from foreign currency, despite continued weakness in Europe, driven by continued market acceptance of our new products and added sales and service resources in key regional markets.

•
Electronics revenue (representing 36% of third quarter segment revenue) was down 17% versus the prior year quarter, excluding a 3% unfavorable impact from foreign currency, due to the overall weakened demand in electronics, most notably in the electronics assembly and alternative energy markets.

•
Industrial revenue (24% of 2012 third quarter segment revenue) contracted 5% versus the prior year quarter, excluding a 5% unfavorable impact from foreign currency, driven by weak European and slowing Asia markets against stronger sales performance comparables in the same period of last year.

Printing & Identification earnings declined $8.0 million in the third quarter of 2012 compared to the prior year quarter, resulting in an operating margin decline of 40 basis points.  The margin decline is primarily attributable to lower volumes and reduced operating leverage in our electronics businesses, offset partially by FMCG and industrial restructuring savings from actions taken in the first half of this year and on-going cost reduction efforts across all businesses. Earnings of our FMCG and industrial businesses were also impacted by continued key strategic investments for growth. We expect these strategic investments to continue through the remainder of 2012 as we consider these end markets integral to our longer-term growth initiatives.

Bookings for the third quarter of 2012 and backlog levels at September 30, 2012 are down 11% and 25%, respectively, as compared to the prior year periods, primarily due to unfavorable foreign currency and the reduced demand in our electronics end markets.

Nine Months Ended September 30, 2012 Compared to the Nine Months Ended September 30, 2011

Printing & Identification revenue for the nine months ended September 30, 2012 decreased $144.0 million, or 12%, attributable to 8% lower organic revenue growth, primarily driven by continued weakness in our electronics end market, and 4% unfavorable foreign currency.

Earnings for the nine months ended September 30, 2012 decreased $56.4 million, or 31%, resulting in an operating margin decline of 330 basis points compared to the 2011 period. The earnings decline is primarily attributable to lower volumes and reduced operating leverage in our electronics business, most notably semiconductor and alternative energy.  Our 2012 nine month earnings were also impacted by restructuring charges of approximately $6.0 million, as well as strategic investments for growth made by our FMCG and industrial businesses in the first nine months of 2012.

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

Cash Flow Summary

The following table is derived from our Unaudited Condensed Consolidated Statement of Cash Flows:

	Nine Months Ended September 30,
Cash Flows from Continuing Operations (in thousands)	2012	2011
Net Cash Flows Provided By (Used In):
Operating activities	$711,234	$699,377
Investing activities	(573,100)	(1,140,225)
Financing activities	(535,246)	118,771

Operating Activities

Cash provided by operating activities for the nine months ended September 30, 2012 increased $12 million as compared to the 2011 period, due to a $64 million increase in earnings from continuing operations adjusted for noncash depreciation and amortization, driven by higher sales volumes and improved productivity, offset in part by increased investment in working capital, which was $35 million higher relative to the 2011 period, as well as reductions in deferred revenue.

Adjusted Working Capital

Adjusted working capital (a non-GAAP measure calculated as accounts receivable, plus inventory, less accounts payable) increased from December 31, 2011 by $279 million, or 19%, to $1.7 billion, which reflected an increase in receivables of $222 million, an increase in inventory of $120 million and an increase in accounts payable of $63 million generally due to higher sales volumes.  Excluding acquisitions and the effects of foreign exchange translation, adjusted working capital increased by $202 million, or 14%.

Investing Activities

Cash used in investing activities results from cash outflows for capital expenditures and acquisitions, partially offset by proceeds from sales of short term investments, businesses and property, plant and equipment.  For the nine months ended September 30, 2012 we used cash in investing activities of $573 million compared to $1.1 billion for the same period of 2011, driven by the following factors:

•
In the 2012 period, we used $399 million to acquire three businesses, including $266 million for Maag Pump Systems, a European acquisition for our Fluid Solutions platform, and $119 million for the cash portion of the purchase price paid for PCS, a second quarter acquisition in our Energy segment. A portion of the PCS acquisition was also funded by the issuance of Dover stock. See Note 2 to the Unaudited Condensed Consolidated Financial Statements. Cash paid for the 2012 acquisitions is net of $45 million received as final payment for settlement of purchase price adjustments for post-acquisition contingencies relating to the 2011 Sound Solutions acquisition by our Communication Technologies segment. In comparison, in the first nine months of 2011, we used $1.4 billion to acquire seven businesses, including $401 million for the acquisition of Harbison-Fischer by our Energy segment and $855 million for the acquisition of Sound Solutions.

•
Our capital expenditures were approximately $26 million higher in the 2012 period as compared to 2011, reflecting increased investment in capacity expansion within our high-growth businesses.  Specifically, we continue to support growth in the handset market with significant investments to increase MEMs manufacturing capacity in our domestic and Asian facilities, along with other investments supporting growth in our energy and fluid solutions end markets. We expect full year 2012 capital expenditures to approximate 3.8% of revenue.

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
 Financing Activities

Our cash flow from financing activities generally relates to a use of cash for purchase of our common stock and payment of dividends, offset by net borrowing activity and proceeds from exercise of stock options.  For the nine months ended September 30, 2012, we used cash of $535 million for financing activities compared to cash provided by financing activities of $119 million in the comparable period of 2011, with the activity attributed to the following:

•
In the 2012 period, we had negligible reductions in borrowings. However, in the 2011 period, we received proceeds of $789 million from the issue of 4.3% 10-year Notes due 2021 and 5.375% 30-year Notes due 2041.  These proceeds were used to fund acquisitions made in the first quarter of 2011 and repay $401 million of other borrowings which came due during the period.

•
We used $393 million to repurchase common stock in the 2012 period, $264 million more than was used in the comparable period of 2011. Our 2012 activity includes the repurchase of shares to offset the dilutive impact of shares issued for the second quarter acquisition of PCS and incremental share buy-backs, in addition to the typical repurchase of shares to offset the dilutive impact of shares issued under our equity compensation plans. We have generally repurchased shares of our common stock in an amount at least equal to the number of shares issued under our equity compensation arrangements, and expect to continue with this policy.

•	We paid $18 million higher dividends to shareholders in the 2012 period as compared to 2011.

•	We received approximately $1 million higher proceeds from employee exercises of stock options in the 2012 period as compared to 2011.
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

The following table reconciles our free cash flow to cash flow provided by operating activities:

	Nine Months Ended September 30,
Free Cash Flow (dollars in thousands)	2012	2011
Cash flow provided by operating activities	$711,234	$699,377
Less: Capital expenditures	(215,116)	(188,717)
Free cash flow	$496,118	$510,660
Free cash flow as a percentage of revenue	7.7%	8.6%

For the nine months ended September 30, 2012, we generated free cash flow of $496.1 million, representing 7.7% of revenue and 76.1% of net earnings from continuing operations, while continuing to make investments necessary to support our growth. Free cash flow generated during the period reflects typical seasonality.  The free cash flow generated in the first nine months of 2012 is $15 million lower than the amount generated in the comparable 2011 period, primarily due to additional capital expenditure investment in the 2012 period, which more than offset the cash flow generated by operations. We expect to generate free cash flow for the year of approximately 10%, consistent with our historical performance.

Net Debt to Net Capitalization

We utilize the net debt to net capitalization calculation (a non-GAAP measure) to assess our overall financial leverage and capacity and believe the calculation is useful to investors for the same reason.  The following table provides a reconciliation of net debt to net capitalization to the most directly comparable GAAP measures:

Net Debt to Net Capitalization Ratio (dollars in thousands)	September 30, 2012	December 31, 2011
Current maturities of long-term debt	$3,134	$1,022
Long-term debt	2,192,162	2,186,230
Total debt	2,195,296	2,187,252
Less: Cash and cash equivalents	(794,099)	(1,206,755)
Net debt	1,401,197	980,497
Add: Stockholders' equity	5,212,666	4,930,555
Net capitalization	$6,613,863	$5,911,052
Net debt to net capitalization	21.2%	16.6%

Our net debt to net capitalization ratio increased to 21.2% at September 30, 2012 from 16.6% at December 31, 2011, primarily due to the use of cash to fund acquisitions totaling $354 million and share repurchases totaling $393 million during the 2012 period.

We use commercial paper borrowings for general corporate purposes, including the funding of acquisitions and the repurchasing of our common stock.  We currently maintain an unsecured revolving credit facility with a syndicate of banks which permits borrowings up to $1 billion and expires on November 10, 2016.  This facility is used primarily as liquidity back-up for our commercial paper program.  We have not borrowed any funds under this facility nor do we anticipate doing so. If we were to draw down a loan, at our election, the loan would bear interest at a Eurodollar or Sterling rate based on LIBOR, plus an applicable margin ranging from 0.565% to 1.225% (subject to adjustment based on the rating accorded our senior unsecured debt by S&P and Moody’s) or at a base rate pursuant to a formula defined in the facility. Under this facility, we are required to maintain an interest coverage ratio of EBITDA to consolidated net interest expense of not less than 3.0 to 1.  We were in compliance with this covenant and our other long-term debt covenants at September 30, 2012 and had a coverage ratio of 14.6 to 1.  We are not aware of any potential impairment to our liquidity and expect to remain in compliance with all of our debt covenants.

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

At September 30, 2012, our cash and cash equivalents totaled $794 million, of which $516 million was held outside the United States.   Cash and equivalents are invested in highly liquid investment grade money market instruments with maturities of three months or less. We regularly invest cash in excess of near-term requirements in money market instruments or short-term investments, which consist of investment grade time deposits with original maturity dates at the time of purchase greater than three months, up to twelve months.

If our cash held outside of the U.S. were to be repatriated, under current law, it would be subject to U.S. federal income taxes, less applicable foreign tax credits. However, our intent is to permanently reinvest these funds outside of the U.S. The cash that our foreign subsidiaries hold for indefinite reinvestment is generally used to finance foreign operations and investments, including acquisitions. It is not practicable to estimate the amount of tax that might be payable if some or all of such earnings were to be repatriated, and the amount of foreign tax credits that would be available to reduce or eliminate the resulting U.S. income tax liability. Management believes that it has sufficient liquidity to satisfy its cash needs, including its cash needs in the United States.

At September 30, 2012, we have an outstanding floating-to-floating cross currency swap agreement for a total notional amount of $50 million in exchange for CHF 65.1 million, which matures on October 15, 2015.  This transaction continues to hedge a portion of our net investment in CHF-denominated operations.  The agreement qualifies as a net investment hedge and the effective portion of the change in fair value is reported within the cumulative translation adjustment section of other comprehensive income.  The fair value at September 30, 2012 reflected a loss of $20.9 million due to the strengthening of the Swiss franc relative to the U.S. dollar over the term of this arrangement.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There has been no significant change in our exposure to market risk during the nine months ended September 30, 2012. For a discussion of our exposure to market risk, refer to Item 7A, Quantitative and Qualitative Disclosures about Market Risk, contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

Item 4. Controls and Procedures

At the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2012.

During the third quarter of 2012, there were no changes in the Company’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. In making its assessment of changes in internal control over financial reporting as of September 30, 2012, management has excluded Maag Pump Systems and Production Control Services, two companies acquired in purchase business combinations during the twelve months ended September 30, 2012.  The Company is currently assessing the control environments of these acquisitions.  These companies are wholly-owned by the Company and their total revenue for the nine month period ended September 30, 2012 represents approximately 2.2% of the Company’s consolidated revenue for the same period. Their excluded assets represent approximately 4.1% of the Company’s consolidated assets at September 30, 2012.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

See Part I, Notes to Unaudited Condensed Consolidated Financial Statements, Note 11.

Item 1A. Risk Factors

There have been no material changes with respect to risk factors as previously disclosed in our Annual Report on Form 10-K for its fiscal year ended December 31, 2011.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable.

(b)	Not applicable.

(c)	The table below presents shares of Dover stock which we acquired during the quarter.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased under the Plans or Programs (2)
July 1 to July 31	—	$—	—	9,070,000
August 1 to August 31	2,462,804	57.02	2,462,804	6,607,196
September 1 to September 30	901,116	60.07	900,000	5,707,196
For the Third Quarter	3,363,920	$57.84	3,362,804	5,707,196

(1)
In May 2012, the Board of Directors renewed its standing authorization of the Company's share repurchase program, on terms consistent with its prior five-year authorization which expired at that time. This renewal authorizes the repurchase of up to 10,000,000 shares of the Company's common stock during the five-year period ending May 2017. We purchased 3,362,804 shares under this new program during the third quarter. In addition, in September, we acquired 1,116 shares from holders of our employee stock options when they tendered those shares as full or partial payment of the exercise price of such options. These shares were applied against the exercise price at the market price on the date of exercise.

(2)	As of September 30, 2012, the number of shares still available for repurchase under the May 2012 share repurchase authorization was 5,707,196.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(a)	None.

(b)	None.

Item 6. Exhibits

10.1	Amendment No. 1 to the Dover Corporation Senior Executive Change-in-Control Severance Plan *

10.2	Amendment No. 1 to the Dover Corporation Executive Severance Plan *

31.1	Certificate pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, signed and dated by Brad M. Cerepak.

31.2	Certificate pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, signed and dated by Robert A. Livingston.

32	Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed and dated by Robert A. Livingston and Brad M. Cerepak.

101
The following materials from Dover Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 formatted in XBRL (eXtensible Business Reporting Language):  (i) the Condensed Consolidated Statements of Comprehensive Earnings, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statement of Shareholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements.

*	Management compensation plan or arrangement.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report on Form
10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

DOVER CORPORATION

Date:	October 17, 2012	/s/ Brad M. Cerepak
Brad M. Cerepak,
Senior Vice President & Chief Financial Officer
(Principal Financial Officer)

Date:	October 17, 2012	/s/ Raymond T. McKay Jr.
Raymond T. McKay, Jr.,
Vice President, Controller
(Principal Accounting Officer)

EXHIBIT INDEX

10.1	Amendment No. 1 to the Dover Corporation Senior Executive Change-in-Control Severance Plan *

10.2	Amendment No. 1 to the Dover Corporation Executive Severance Plan *

31.1	Certificate pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, signed and dated by Brad M. Cerepak.

31.2	Certificate pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, signed and dated by Robert A. Livingston.

32	Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed and dated by Robert A. Livingston and Brad M. Cerepak.

101
The following materials from Dover Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 formatted in XBRL (eXtensible Business Reporting Language):  (i) the Condensed Consolidated Statements of Comprehensive Earnings, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statement of Stockholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements.

*	Management compensation plan or arrangement.