Form 10-K
period 2012-12-31
DOVER Corp
filed 2013-02-15
CIK 29905

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For fiscal year ended December 31, 2012

Commission File Number: 1-4018
Dover Corporation
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	53-0257888 (I.R.S. Employer Identification No.)

3005 Highland Parkway
Downers Grove, Illinois 60515
(Address of principal executive offices)

Registrant's telephone number: (630) 541-1540

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
(Do not check if a smaller reporting company)

 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑
The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of the close of business on June 30, 2012 was $9,799,921,456. The registrant’s closing price as reported on the New York Stock Exchange-Composite Transactions for June 30, 2012 was $53.61 per share. The number of outstanding shares of the registrant’s common stock as of February 8, 2013 was 174,679,432.

Documents Incorporated by Reference: Part III — Certain Portions of the Proxy Statement for Annual Meeting of Shareholders to be held on May 2, 2013 (the “2013 Proxy Statement”).

Special Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K, especially “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, contains “forward-looking” statements within the meaning of the Securities Act of 1933, as amended, the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. Such statements relate to, among other things, income, earnings, cash flows, changes in operations, operating improvements, industries in which Dover businesses operate and the U.S. and global economies. Statements in this Form 10-K that are not historical are hereby identified as “forward-looking statements” and may be indicated by words or phrases such as “anticipates,” “supports,” “indicates,” “suggests,” “will,” “plans,” “projects,” “expects,” “believes,” “should,” “would,” “could,” “hope,” “forecast,” “management is of the opinion,” or the use of the future tense and similar words or phrases. Forward-looking statements are subject to inherent risks and uncertainties that could cause actual results to differ materially from current expectations including, but not limited to, the state of the worldwide economy and sovereign credit, especially in Europe; political events that could impact the worldwide economy; the impact of natural disasters and their effect on global supply chains and energy markets; current economic conditions and uncertainties in the credit and capital markets; instability in countries where Dover conducts business; possible future terrorist threats and their effect on the worldwide economy; the ability of Dover’s businesses to expand into new geographic markets and to anticipate and meet customer demands for new products and product enhancements; increased competition and pricing pressures in the markets served by Dover’s businesses; the impact of loss of a single-source manufacturing facility; changes in customer demand or loss of a significant customer; the relative mix of products and services which impacts margins and operating efficiencies; short-term capacity constraints; increases in the cost of raw materials; domestic and foreign governmental and public policy changes including environmental regulations, conflict mineral disclosure requirements, and tax policies (including domestic and international export subsidy programs, R&E credits and other similar programs); protection and validity of patent and other intellectual property rights; the ability to identify and successfully consummate value-adding acquisition opportunities; the Company’s ability to achieve expected savings from integration, synergy and other cost-control initiatives; unforeseen developments in contingencies such as litigation; international economic conditions including interest rate and currency exchange rate fluctuations; and a downgrade in Dover’s credit ratings. Readers are cautioned not to place undue reliance on such forward-looking statements. These forward-looking statements speak only as of the date made. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

The Company may, from time to time, post financial or other information on its Internet website, www.dovercorporation.com. The Internet address is for informational purposes only and is not intended for use as a hyperlink. The Company is not incorporating any material on its website into this report.

PART I

ITEM 1. BUSINESS

Overview

Dover Corporation is a diversified global manufacturer focusing on innovative equipment and components, specialty systems, and support services provided through its four major operating segments: Communication Technologies, Energy, Engineered Systems, and Printing & Identification. The Company's entrepreneurial business model encourages, promotes, and fosters deep customer engagement, which has lead to Dover's well-established and valued reputation for providing superior customer service and industry-leading product innovation. Unless the context indicates otherwise, references herein to “Dover,” “the Company,” and words such as “we,” “us,” and “our” include Dover Corporation and its subsidiaries. Dover was incorporated in 1947 in the State of Delaware and became a publicly traded company in 1955. Dover is headquartered in Downers Grove, Illinois and currently employs approximately 35,000 people worldwide within its continuing operations.

Our Communication Technologies segment is engaged in the design and manufacture of innovative products and components in the consumer electronics, medical technology, aerospace/defense, and telecom/other markets. Our Energy segment provides highly-engineered solutions for the safe and efficient extraction and handling of oil and gas in the drilling, production, and downstream markets. Our Engineered Systems segment is comprised of two platforms, Fluid Solutions and Refrigeration & Industrial, which are industry leaders in the fluids systems, refrigeration and food equipment, and certain other industrial markets. Our Printing & Identification segment provides integrated printing, coding, and dispensing solutions for the consumer goods, food, pharmaceutical, and industrial markets.

The following table shows the percentage of total revenue and segment earnings generated by each of our four segments for the years ended December 31, 2012, 2011 and 2010:

	Revenue			Segment Earnings
	2012	2011	2010	2012	2011	2010
Communication Technologies	19%	18%	18%	16%	18%	19%
Energy	27%	26%	21%	39%	36%	30%
Engineered Systems	42%	42%	46%	35%	35%	37%
Printing & Identification	12%	14%	15%	10%	11%	14%

Management Philosophy

Our businesses are committed to operational excellence and to being market leaders as measured by market share, customer service, innovation, profitability, and return on invested capital. Our operating structure of four business segments and two platforms allows for focused acquisition activity, accelerates opportunities to identify and capture operating synergies, including global sourcing and supply chain integration, and advances the development of our executive talent. Our segment and executive management set strategic direction, initiatives and goals, provide oversight, allocate and manage capital, are responsible for major acquisitions, and provide other services. We foster an operating culture with high ethical standards, trust, respect, and open communication, to allow individual growth and operational effectiveness.

In addition, we are committed to creating value for our customers, employees, and shareholders through sustainable business practices that protect the environment and developing products that help our customers meet their sustainability goals. Our companies are increasing their focus on efficient energy usage, greenhouse gas reduction, and waste management as they strive to meet the global environmental needs of today and tomorrow.

Company Goals

We are committed to driving shareholder return through three key objectives. First, we are committed to achieving annual organic sales growth over the next three years (2013 through 2015) of 4% to 6%, complemented by acquisition growth of 3% to 5% over the same period. Secondly, we continue to focus on segment margin expansion through productivity initiatives, including supply chain activities, strategic pricing, and portfolio shaping. We are targeting segment margins of approximately 19% by 2015, representing an increase of roughly 200 basis points over our 2012 segment margins. Lastly, we are committed to generating free cash flow as a percentage of sales of approximately 10% through disciplined capital allocation, strong performance, productivity improvements, and active working capital management. We support these goals through (1) alignment of management compensation with financial objectives, (2) well-defined and actively managed merger and acquisition processes, and (3) talent development programs.

Business Strategy

To achieve our goals, we are focused on execution of the following three key business strategies:

Positioning ourselves for growth

We have aligned our business segments to focus on key-end markets that are well-positioned for future growth. In particular, our businesses are well-positioned to capitalize on growth trends in the areas of global energy demand, sustainability, consumer product safety, communications, and emerging economies. For instance, our Communication Technologies segment is positioned to capitalize on growth in hand-held communications (handsets), medical technology, and aerospace/defense, with its complement of micro audio components and communication components serving those markets. Our Energy segment is driven by a growing demand for innovative extraction technologies. The growing demand from emerging economies, plus expanding exploration activity around the globe will provide significant opportunities for this segment. Our Engineered Systems segment combines its engineering technology, unique product advantages, and applications expertise to address market needs and requirements including sustainability, consumer product safety, and growth in emerging economies, while our Printing & Identification segment is responding to the growing requirements for consumer product safety and traceability technologies by providing integrated printing, coding, and identification solutions with a global reach, in the growing markets of fast moving consumer goods and industrial applications.

Capturing the benefits of common ownership

We are committed to operational excellence, and have implemented various productivity initiatives, such as supply chain management, lean manufacturing, and facility consolidations to maximize our efficiency, coupled with workplace safety initiatives to help ensure the health and welfare of our employees. We foster the sharing of best practices throughout the organization. To ensure success, our businesses place strong emphasis on continual quality improvement and new product development to better serve customers and expand into new product and geographic markets. We have also developed regional support centers and shared manufacturing centers in China, Brazil, and India. Further, we continue to make significant investments in talent development, recognizing that the growth and development of our employees are essential for our continued success.

Disciplined capital allocation

Our businesses generate annual free cash flow of approximately 10% of revenue. We are focused on the most efficient allocation of our capital to maximize investment returns. To do this, we grow and support our existing businesses, with annual investment in capital spending approximating 3.5% of revenue with a focus on internal projects to expand markets, develop products, and boost productivity. We continue to evaluate our portfolio for strategic fit and intend to make additional acquisitions focused on our key growth spaces: consumer electronics, energy, product ID, refrigeration and food equipment, and fluid solutions. We consistently provide shareholder returns by paying dividends, which have increased annually over each of the last 57 years. We will also continue to repurchase our shares per our previously announced share repurchase programs.

Portfolio Development

Acquisitions

Our acquisition program has two key elements. First, we seek to acquire value creating add-on businesses that enhance our existing businesses either through their global reach and customers, or by broadening their product mix. Second, in the right circumstances, we will strategically pursue larger, stand-alone businesses that have the potential to either complement our existing businesses or allow us to pursue innovative technologies within our key growth spaces. Over the past three years (2010 – 2012), we have spent over $2.6 billion to purchase 22 businesses that strategically fit within our business model. This included the largest acquisition in our history, that of Sound Solutions in July of 2011 for net purchase consideration of approximately $790 million. By enhancing the product offerings serving the high growth handset market, the acquisition of Sound Solutions has enabled our Communication Technologies segment to be a global leader in audio components serving this market. In the fourth quarter of 2012, we spent approximately $600 million to acquire Anthony International, a leading manufacturer of specialty glass, commercial glass refrigerator and freezer doors, lighting systems, and display equipment. The acquisition of Anthony expands our portfolio of industry-leading technology in the refrigeration space and provides access to new geographies and new markets, most notably the convenience store market. Recent significant acquisitions have also included Harbison-Fischer, which we acquired for approximately $400 million at the beginning of 2011 in order to enhance our artificial lift portfolio within our Energy segment, Maag Pump Systems, a European acquisition for our Fluid Solutions platform, which we acquired in the first quarter of 2012 for approximately $266 million, and Production Control Services, acquired in the second quarter of 2012 for consideration totaling $220 million, which added to our artificial lift technology in our Energy segment.

For more details regarding acquisitions completed over the past two years, see Note 2 to the Consolidated Financial Statements in Item 8 of this Form 10-K. Our future growth depends in large part on finding and acquiring successful businesses, as a substantial number of our current businesses operate in relatively mature markets. While we expect to generate annual organic growth of 4% - 5% over a long-term business cycle absent extraordinary economic conditions, sustained organic growth at these levels for individual businesses is difficult to achieve consistently each year. Our success is also dependent on the ability to successfully integrate our acquired businesses within our existing structure. To track post-merger integration and accountability, we utilize an internal tool kit and defined processes to help ensure synergies are realized and value is created, as had been planned when the acquisition was made.

Dispositions

We continually review our portfolio to evaluate whether our businesses continue to be essential contributors to our long-term strategy. Occasionally, we may also make an opportunistic sale of one of our businesses based on specific market conditions and strategic considerations. Accordingly, in an effort to reduce our exposure to cyclical markets and focus on our higher margin growth spaces, during the past three years (2010 – 2012) we have sold four businesses for aggregate consideration of approximately $517 million. Over the same period, disposals of a few minor non-core divisions of our businesses generated additional proceeds of approximately $5 million. Additionally, in the fourth quarter of 2012, we initiated the sale of two businesses in our Printing & Identification segment that serve the electronic assembly and test markets to reduce our exposure to these cyclical markets. The financial position and results of operations for these businesses have been presented as discontinued operations for all periods presented. For more details, see Note 3 to the Consolidated Financial Statements in Item 8 of this Form 10-K.

Business Segments

As noted previously, we currently operate through four business segments that are aligned with the key end-markets they serve and comprise our operating and reportable segments: Communication Technologies, Energy, Engineered Systems, and Printing & Identification. For financial information about our segments and geographic areas, see Note 16 to the Consolidated Financial Statements in Item 8 of this Form 10-K.

Communication Technologies

Our Communication Technologies segment serves the following major markets: consumer electronics, medical technology, aerospace/defense, and telecom/other.

•
Consumer electronics – Our businesses serving the consumer electronics market design, manufacture, and assemble micro-acoustic audio input and output components for use principally in personal mobile handsets.

•
Medical technology – Our businesses serving the medical technology market manufacture advanced miniaturized receivers and electromechanical components for use in hearing aids, connectors for use in a variety of medical devices and bio processing applications, and specialized components for use in implantable devices and medical equipment.

•
Aerospace/Defense – Our businesses serving the aerospace/defense markets manufacture precision engineered components and aftermarket parts across a broad array of market applications. This includes the design and manufacture of specialty hydraulics, fasteners, bearings, switches, and filters sold to both original equipment manufacturers ("OEMs") and as aftermarket products, as well as mechanical and frequency control communication components serving shipboard applications, strategic mission critical parts on key Airborne programs and Command and Control communications, and frequency control components, electromechanical switches, multi-layered capacitors, filters, and quick disconnect couplings. These businesses also support key space initiatives with critical communication components.

•
Telecom/Other - Our businesses serving these markets manufacture frequency control components for wired and wireless network base station communications that ensure precise signal timing and filters for non-interrupted access across high speed networks.

Communication Technologies’ products are manufactured primarily in North America, Europe, and Asia and are sold globally, directly and through a network of distributors.

Energy

Our Energy segment serves the oil, gas, and power generation industries with products that promote efficient and cost-effective drilling, extraction, storage, and movement of oil and gas products, or constitute critical components for power generation equipment. This segment consists of the following lines of business:

•
Drilling – Our businesses serving the drilling market design and manufacture products that promote efficient and cost-effective drilling, including long-lasting polycrystalline diamond cutters (PDCs) for applications in down-hole drilling tools and quartz pressure transducers and hybrid electronics used in down-hole tools and monitoring devices.

•
Production – Our businesses serving the production market design and manufacture products and components that facilitate the extraction and movement of fuel from the ground, including steel sucker rods, down-hole rod pumps, progressive cavity pumps and drive systems, plunger lifts, and accessories used in artificial lift applications in oil and gas production; pressure, temperature, and flow monitoring equipment used in oil and gas exploration and production applications; and control valves and instrumentation for oil and gas production. In addition, these businesses manufacture various compressor parts that are used in the natural gas production, distribution, and oil refining markets; and winches, hoists, gear drives, swing drives, auger drives, slewing ring bearings, hydraulic pump, and electronic monitoring solutions for energy, infrastructure, and recovery markets worldwide.

•
Downstream – Our businesses serving the downstream market produce systems and products that support efficient, safe, and environmentally-sensitive transportation and handling of fuel, hazardous liquids, and dry-bulk commodities. Vehicle fuel dispensing products include conventional, vapor recovery, and clean energy (LPG, CNG, and Hydrogen) nozzles, swivels, and breakaways, as well as tank pressure management systems. Products manufactured for the transportation, storage, and processing of hazardous liquid and dry-bulk commodities include relief valves, loading/unloading angle valves, rupture disc devices, actuator systems, level measurement gauges, swivel joints, butterfly valves, lined ball valves, aeration systems, industrial access ports, manholes, hatches, collars, weld rings, and fill covers. In addition, we offer bearings, bearing isolators, seals, and remote condition monitoring systems that are used for rotating machinery applications such as turbo machinery, motors, generators, and compressors used in energy, utility, marine, and other industries.

Our Energy segment’s sales are made directly to customers and through various distribution channels. We manufacture our products primarily in North America, and our sales are concentrated in North America with an increasing level of international sales directed largely to Europe, Central and South America, China, the Middle East, and Australia.

Engineered Systems

Our Engineered Systems segment combines its engineering technology, unique product advantages, and applications expertise to address market needs and requirements including sustainability, consumer product safety needs, and growth in emerging economies. To better serve its end-markets, the segment manages its products and services through two core business platforms, Fluid Solutions and Refrigeration & Industrial, as described below.

Fluid Solutions

The Fluid Solutions platform designs and manufactures pumps, compressors, and chemical proportioning and dispensing products. The pumps and compressors are used to transfer liquid and bulk products and are sold to a wide variety of markets, including the refined fuels, LPG, pulp and paper, wastewater, food/sanitary, military, transportation, and chemical process industries. The pumps include centrifugal, reciprocating (double diaphragm), and rotary pumps that are used in demanding and specialized fluid transfer process applications. The chemical portioning and dispensing systems are used to dilute and dispense concentrated cleaning chemicals and are sold to the food service, health care, supermarket, institutional, school, building service contractor, and industrial markets. In addition, the platform manufactures copper-brazed compact heat exchangers and designs software for heating and cooling substations. Fluid Solutions products are manufactured in the United States, South America, Asia, and Europe and marketed globally through direct channels and a network of distributors.

Refrigeration & Industrial

The Refrigeration & Industrial platform manufactures products and systems serving the refrigeration and food equipment and other industrial markets, as follows:

•
Refrigeration and food equipment – Our businesses manufacture refrigeration systems, refrigeration display cases, walk-in coolers and freezers, specialty glass, commercial glass refrigerator and freezer doors, electrical distribution products and engineering services, commercial foodservice equipment, cook-chill production systems, custom food storage and preparation products, kitchen ventilation systems, conveyer systems, beverage can-making machinery, and packaging machines used for meat, poultry, and other food products. The platform’s refrigeration/food related manufacturing facilities and distributing operations are principally in North America, Europe, and Asia.

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

•
Other industrial – We also serve the vehicle service, industrial automation, and waste and recycling markets. Our businesses serving the vehicle service markets provide a wide range of products and services that are utilized in vehicle services, maintenance, washing, repair, and modification. Vehicle lifts and collision equipment are sold through equipment distributors and directly to a wide variety of markets, including independent service and repair shops, collision repair shops, national chains and franchised service facilities, new vehicle dealers, governments, and directly to consumers via the Internet. The businesses also produce 4WD and AWD powertrain systems and accessories for off-road vehicles, which are sold to OEMs and through extensive dealer networks primarily in North America. These other industrial manufacturing operations are located primarily in North and South America, Asia, and Europe.

The businesses in the industrial automation market provide a wide range of modular automation components including manual clamps, power clamps, rotary and linear mechanical indexers, conveyors, pick and place units, glove ports and manipulators, as well as end-of-arm robotic grippers, slides, and end effectors. These products serve a very broad market including food processing, packaging, paper processing, medical, electronic, automotive, nuclear, and general industrial products. They are produced in North America, Europe, and Asia and are marketed globally on a direct basis to OEMs and through a global dealer and distribution network to industrial end users. We also provide highly engineered hydraulic cylinders and swivels to the North American markets for use in mining and resource recovery, vehicle recovery, materials handling, and various other OEM applications.

Our businesses serving waste and recycling markets provide products and services for the refuse collection industry and for on-site processing and compaction of trash and recyclable materials. Products are sold to municipal customers, national accounts, and independent waste haulers through a network of distributors and directly in certain geographic areas. The on-site waste management and recycling systems include a variety of stationary compactors, wire processing and separation machines, and balers that are manufactured and sold primarily in the United States to distribution centers, malls, stadiums, arenas, office complexes, retail stores, and recycling centers.

Printing & Identification

Our Printing & Identification segment is a worldwide supplier of precision marking & coding, printing, dispensing, soldering and coating equipment, and related consumables and services. The segment serves two broad global end-markets: fast moving consumer goods and industrial.

•
Fast Moving Consumer Goods (FMCG) – Our businesses serving this market primarily design and manufacture marking & coding products used for printing variable information (such as date codes and serial numbers) on food, beverage, consumer goods, and pharmaceutical products, capitalizing on expanding food and product safety requirements and growth in emerging markets.

•
Industrial – Our products used by the industrial market are primarily marking & coding, bar code & portable printers, and fluid dispensing related products serving a number of industrial end markets including aerospace, cable, military, material packaging, industrial assembly, and medical devices capitalizing on growing industrial-related manufacturing in emerging markets. Additional products include broad line marking solutions leveraged for secondary packaging, such as cartons and pallets for use in warehouse logistics operations and bar code and portable printers used where on-demand labels/receipts are required.

In the fourth quarter of 2012, we reclassified to discontinued operations our businesses serving the electronic assembly and test markets, as we intend to divest these businesses in 2013.

Printing & Identification’s products are manufactured primarily in the United States, France, China, and India, and are sold throughout the world directly and through a network of distributors.

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

Research and Development

Our businesses are encouraged to develop new products as well as to upgrade and improve existing products to satisfy customer needs, expand revenue opportunities domestically and internationally, maintain or extend competitive advantages, improve product reliability, and reduce production costs. During 2012, we spent $189,844 for research and development, including qualified engineering costs. In 2011 and 2010, research and development spending totaled $175,532 and $159,338, respectively.

Our Communication Technologies and Printing & Identification segments expend significant effort in research and development because the rate of product development by their customers is often quite high. Our businesses that develop product identification and printing equipment and specialty electronic components for the consumer electronics, medical technology, and datacom/telecom markets believe that their customers expect a continuing rate of product innovation, performance improvement, and reduced costs. The result has been that product life cycles in these markets generally average less than five years with meaningful sales price reductions over that time period.

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

Intellectual Property and Intangible Assets

Our businesses own many patents, trademarks, licenses, and other forms of intellectual property, which have been acquired over a number of years and, to the extent relevant, expire at various times over a number of years. A large portion of our businesses’ intellectual property consists of patents, unpatented technology, and proprietary information constituting trade secrets that we seek to protect in various ways, including confidentiality agreements with employees and suppliers where appropriate. In addition, a significant portion of our intangible assets relate to customer relationships. While our intellectual property and customer relationships are important to our success, the loss or expiration of any of these rights or relationships, or any group of related rights or relationships, is not likely to materially affect our results on a consolidated basis. We believe that our commitment to continuous engineering improvements, new product development, and improved manufacturing techniques, as well as strong sales, marketing, and service efforts, are significant to our general leadership positions in the niche markets we serve.

Seasonality

In general, our businesses, while not strongly seasonal, tend to have stronger revenue in the second and third quarters, particularly those serving the consumer electronics, transportation, construction, waste and recycling, petroleum, commercial refrigeration, and food service markets. Our businesses serving the major equipment markets, such as power generation, chemical, and processing industries, have longer lead times geared to seasonal, commercial, or consumer demands, and tend to delay or accelerate product ordering and delivery to coincide with those market trends that tend to moderate the aforementioned seasonality patterns.

Customers

We serve thousands of customers, no one of which accounted for more than 10% of our consolidated revenue in 2012. Similarly, within each of our four segments, no customer accounted for more than 10% of any individual segment’s revenue in 2012, except in our Communication Technologies segment where there is some revenue concentration with OEM customers in the consumer electronics market. Given our diversity of served markets, customer concentrations are quite varied. Businesses supplying the waste and recycling, agricultural, defense, energy, automotive, commercial refrigeration, handset, and hearing aid industries tend to deal with a few large customers that are significant within those industries. This also tends to be true for businesses supplying the power generation, aerospace, and chemical industries. In the other markets served, there is usually a much lower concentration of customers, particularly where the companies provide a substantial number of products and services applicable to a broad range of end-use applications.

Certain of our businesses, particularly within the Communication Technologies segment, serve the military, space, aerospace, commercial, and telecom infrastructure markets. Their customers include some of the largest operators in these markets. In addition, many of the OEM customers within the Communication Technologies segment outsource their manufacturing to Electronic Manufacturing Services (“EMS”) companies. Other customers include global cell phone and hearing aid manufacturers and many of the largest global EMS companies, particularly in China.

Backlog

Backlog is not a significant indicator of long-term performance, as our products generally have relatively short order-to-delivery periods. It is more relevant to our businesses that produce larger and more sophisticated machines or have long-term government contracts, primarily in the aerospace and defense markets of our Communication Technologies segment. Our total backlog relating to our continuing operations as of December 31, 2012 and 2011 was $1.5 billion and $1.4 billion, respectively.

Competition

Our competitive environment is complex because of the wide diversity of our products manufactured and the markets served. In general, most of our businesses are market leaders that compete with only a few companies, and the key competitive factors are customer service, product quality, price, and innovation. However, as we become increasingly global, we are exposed to more competition. Certain businesses in the Communication Technologies and Printing & Identification segments compete globally against a variety of companies, primarily operating in Europe and East Asia. A summary of our key competitors by end market within each our segments follows:

Segment	End Market	Key Competitors
Communication Technologies	Consumer electronics	AAC Technologies, GoerTek Inc.
	Medical technology	Sonion A/S
	Aerospace/Defense	Smiths Interconnect, SPS Technologies
	Telecom/Other	Rakon Ltd., NDK Ltd.
Energy	Drilling	DeBeers Group (Element Six), Schlumberger Ltd. (MegaDiamond)
	Production	Weatherford International Ltd., Lufkin Industries, Paccar Inc.
	Downstream	Danaher Corp. (Gilbarco Veeder-Root), Franklin Electric, Gardner Denver, Inc. (Emco Wheaton)
Engineered Systems	Refrigeration and food systems	Hussman Corp., Heatcraft Worldwide Refrigeration (Kysor/Warren), Manitowoc Company, Illinois Tool Works
	Other industrial	Oshkosh Corp. (McNeilus), Siemens AG (Weiss GmbH), Challenger Lifts, Labrie Enviroquip Group, and numerous others
	Fluid solutions	IDEX Corp, Alfa Laval, Ingersoll Rand, Danfoss, SPX Corp.
Printing & Identification	Fast moving consumer goods	Danaher Corp. (Videojet), Domino Printing
	Industrial	Danaher Corp. (Videojet), Domino Printing, Zebra Technologies

International

Consistent with our strategic focus on positioning our businesses for growth, we continue to increase our expansion into international markets, particularly in developing economies in South America, Asia, and Eastern Europe.

Most of our non-U.S. subsidiaries and affiliates are currently based in France, Germany, the Netherlands, Sweden, Switzerland, the United Kingdom and, with increasing emphasis, Canada, China, Malaysia, India, Mexico, Brazil, and Eastern Europe.

The following table shows annual revenue derived from customers outside the U.S. as a percentage of total annual revenue for each of the last three years, by segment and in total:

	% Non-U.S. Revenue by Segment
	Years Ended December 31,
	2012	2011	2010
Communication Technologies	73%	71%	63%
Energy	31%	32%	33%
Engineered Systems	37%	36%	34%
Printing & Identification	72%	74%	74%
Total percentage of revenue derived from customers outside of the U.S.	46%	47%	45%

Our percentage of revenue derived from customers outside of the U.S. declined slightly in 2012 as compared to 2011 as a result of economic weakness in Europe and slower growth in Asia, which impacted certain of our businesses.

Our international operations are subject to certain risks, such as price and exchange rate fluctuations and non-U.S. governmental restrictions, which are discussed further in “Item 1A. Risk Factors.” For additional details regarding our non-U.S. revenue and the geographic allocation of the assets of our continuing operations, see Note 16 to the Consolidated Financial Statements in Item 8 of this Form 10-K.

Environmental Matters

Our operations are governed by a variety of international, national, state, and local environmental laws. We are committed to continued compliance and believe our operations generally are in substantial compliance with these laws. In a few instances, particular plants and businesses have been the subject of administrative and legal proceedings with governmental agencies or private parties relating to the discharge or potential discharge of regulated substances. Where necessary, these matters have been addressed with specific consent orders to achieve compliance.

In 2010, we developed and implemented a process to conduct an inventory of greenhouse gas emissions. Since then, we have evaluated our climate change risks and opportunities and have developed an energy and climate change strategy that includes clearly defined goals and objectives, along with prioritized programs and projects for achieving energy use and greenhouse gas emissions reductions. We have committed to reducing our overall energy and greenhouse gas intensity indexed to net revenue by 20% from 2010 to 2020. We also participated as a respondent in the 2012 Carbon Disclosure Project.

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

There have been no material effects upon our earnings and competitive position resulting from compliance with laws or regulations enacted or adopted relating to the protection of the environment. We are aware of a number of existing or upcoming regulatory initiatives intended to reduce emissions in geographies where our manufacturing and warehouse/distribution facilities are located and have evaluated the potential impact of these regulations on our businesses. We anticipate that direct impacts from regulatory actions will not be significant in the short- to medium-term. We expect the regulatory impacts associated with climate change regulation would be primarily indirect and would result in “pass through” costs from energy suppliers, suppliers of raw materials, and other services related to our operations.

Employees

We had approximately 35,000 employees in continuing operations as of December 31, 2012, which was an increase of 13% from the prior year end. The increase is primarily the result of recent acquisitions, slightly offset by headcount reduction programs in certain businesses.

Iran Related Activities

Pursuant to Section 13(r) of the Securities Exchange Act of 1934, we are required to provide disclosure if, during 2012, we or any of our affiliates have engaged in transactions or dealings with the government of Iran that have not been specifically authorized by a U.S. federal department or agency.

During the disclosure period, Automatik Plastics Machinery GmbH ("Automatik"), a German affiliate of Maag Pump Systems, which we acquired on March 13, 2012, exported from Germany European-origin equipment used in the processing of polystyrene pellets and PET chip to two entities in Iran, Tabriz Petrochemical (“Tabriz”) and Shahid Tondgoyan Petrochemical (“Shahid Tondgoyan”), which we understand are owned or controlled by the Government of Iran.  All of the exports except one were made prior to August 10, 2012, the date of enactment of the Iran Threat Reduction and Syria Human Rights Act of 2012 (“ITRA”).  Automatik made two exports to Tabriz on February 24, 2012 and May 8, 2012, with total revenue and net profit values of €51,550 and €14,759, respectively. Automatik made three exports to Shahid Tondgoyan on March 6, 2012, July 19, 2012, and August 8, 2012 with total revenue and net profit values of €516,831 and €162,588, respectively. The only export made after the enactment of the ITRA was made to Shahid Tondgoyan on October 4, 2012, with a revenue and net profit value of €20,388 and €7,411, respectively. This last export was made prior to the October 9, 2012 date of the Presidential Executive Order that made it a violation of U.S. law for owned or controlled foreign subsidiaries after October 9, 2012 to knowingly engage in transactions with the Government of Iran or any person subject to the jurisdiction of the Government of Iran.  For most of these exports, Automatik received official written confirmation from the German Government that it did not require a license under German law and for the others it received oral confirmation no license was required.  Automatik also received a payment in November 2012 for a prior order that was not shipped and will not be shipped in the future. Given the SEC guidance that issuers should disclose all activities, including those taking place prior to ITRA's enactment on August 10, 2012, we are including all exports by Automatik Germany to government entities in Iran during 2012.  Management has instructed all of the Company's non-U.S. affiliates not to engage in any trade transactions with Iran.

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

ITEM 1A. RISK FACTORS

Our business, financial condition, operating results, and cash flows can be impacted by a number of factors which could cause our actual results to vary materially from recent results or from anticipated future results. In general, we are subject to the same general risks and uncertainties that impact many other industrial companies such as general economic, industry and/or market conditions, and growth rates; the impact of natural disasters, and their effect on global markets; possible future terrorist threats and their effect on the worldwide economy; and changes in laws or accounting rules. The risk factors discussed in this section should be considered together with information included elsewhere in this Form 10-K and should not be considered the only risks to which we are exposed.

•	Our results may be impacted by current domestic and international economic conditions and uncertainties.

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

Our Energy segment is subject to risk due to the volatility of global energy prices and regulations that impact production, although overall demand is more directly related to depletion rates and global economic conditions and related energy demands.

Negative changes in worldwide economic and capital market conditions are beyond our control, are highly unpredictable, and can have an adverse effect on our revenue, earnings, cash flows, and cost of capital.

•	We are subject to risks relating to our existing international operations and expansion into new geographical markets.

Approximately 46% of our revenues for 2012 and 47% of our revenues for 2011 were derived outside the United States. We continue to focus on penetrating global markets as part of our overall growth strategy and expect sales from outside the United States to continue to represent a significant portion of our revenues. In addition, many of our manufacturing operations and suppliers are located outside the United States.  Our international operations and our global expansion strategy are subject to general risks related to such operations, including:

o	political, social, and economic instability and disruptions;

o	government embargoes or trade restrictions;

o	the imposition of duties and tariffs and other trade barriers;

o	import and export controls;

o	limitations on ownership and on repatriation of earnings;

o	transportation delays and interruptions;

o	labor unrest and current and changing regulatory environments;

o	increased compliance costs, including costs associated with disclosure requirements and related due diligence;

o	the impact of loss of a single-source manufacturing facility;

o	difficulties in staffing and managing multi-national operations; and

o	limitations on our ability to enforce legal rights and remedies.

If we are unable to successfully manage the risks associated with expanding our global business or adequately manage operational risks of our existing international operations, the risks could have a material adverse effect on our growth strategy involving expansion into new geographical markets or our results of operations and financial position.

•
Increasing product/service and price competition by international and domestic competitors, including new entrants, and our inability to introduce new and competitive products could cause our businesses to generate lower revenue, operating profits, and cash flows.

Our competitive environment is complex because of the wide diversity of the products that our businesses manufacture and the markets they serve. In general, most of our businesses compete with only a few companies. Our ability to compete effectively depends on how successfully we anticipate and respond to various competitive factors, including new products and services that may be introduced by competitors, changes in customer preferences, and pricing pressures. If our businesses are unable to anticipate their competitors’ development of new products and services, and/or identify customer needs and preferences on a timely basis, or successfully introduce new products and services in response to such competitive factors, they could lose customers to competitors. If our businesses do not compete effectively, we may experience lower revenue, operating profits, and cash flows.

•
Some of our businesses may not anticipate, adapt to, or capitalize on technological developments and this could cause these businesses to become less competitive and lead to reduced market share, revenue, operating profits, and cash flows.

Certain of our Communication Technologies businesses sell their products in electronic and technology-based industries that are constantly experiencing change as new technologies are developed. In order to grow and remain competitive in these industries, they must adapt to future changes in technology to enhance their existing products and introduce new products to address their customers’ changing demands. If these businesses are unable to adapt to the rapid technological changes, it could have a material impact on our consolidated results of operations, financial position, and cash flows.

•
We could lose customers or generate lower revenue, operating profits, and cash flows if there are significant increases in the cost of raw materials (including energy) or if we are unable to obtain raw materials.

We purchase raw materials, sub-assemblies, and components for use in our manufacturing operations, which expose us to volatility in prices for certain commodities. Significant price increases for these commodities could adversely affect operating profits for certain of our businesses.  While we generally attempt to mitigate the impact of increased raw material prices by hedging or passing along the increased costs to customers, there may be a time delay between the increased raw material prices and the ability to increase the prices of products, or we may be unable to increase the prices of products due to a competitor’s pricing pressure or other factors. In addition, while raw materials are generally available now, the inability to obtain necessary raw materials could affect our ability to meet customer commitments and satisfy market demand for certain products. Consequently, a significant price increase in raw materials, or their unavailability, may result in a loss of customers and adversely impact revenue, operating profits, and cash flows.

•	Customer requirements and new regulations may increase our expenses and impact the availability of certain raw materials, which could adversely affect our revenue and operating profits.

Our businesses use parts or materials that are impacted by the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) requirement for disclosure of the use of “conflict minerals” mined in the Democratic Republic of the Congo and adjoining countries.  It is possible that some of our businesses' customers will require “conflict free” metals in products purchased from us. We have begun the process of determining the country of origin of certain metals used by our businesses, as required by the Dodd-Frank Act. The supply chain due diligence and verification of sources may require several years to complete based on the current availability of smelter origin information and the number of vendors.  We may not be able to complete the process in the time frame required because of the complexity of our supply chain. Other governmental social responsibility regulations also may impact our suppliers, manufacturing operations, and operating profits.

The need to find alternative sources for certain raw materials or products because of customer requirements and regulations may impact our ability to secure adequate supplies of raw materials or parts, lead to supply shortages, or adversely impact the prices at which our businesses can procure compliant goods.

•
Our businesses and their profitability and reputation could be adversely affected by domestic and foreign governmental and public policy changes (including environmental and employment regulations and tax policies such as export subsidy programs, research and experimentation credits, carbon emission regulations, and other similar programs), risks associated with emerging markets, changes in statutory tax rates, and unanticipated outcomes with respect to tax audits.

Our businesses’ domestic and international sales and operations are subject to risks associated with changes in local government laws (including environmental and export/import laws), regulations, and policies. Failure to comply with any of these laws could result in civil and criminal, monetary, and non-monetary penalties as well as potential damage to our reputation. In addition, we cannot provide assurance that our costs of complying with new and evolving regulatory reporting requirements and current or future laws, including environmental protection, employment, and health and safety laws, will not exceed our estimates. In addition, we have invested in certain countries, including Brazil, Russia, India, and China, that carry high levels of currency, political, compliance, and economic risk. While these risks or the impact of these risks are difficult to predict, any one or more of them could adversely affect our businesses and reputation.

Our effective tax rate is impacted by changes in the mix among earnings in countries with differing statutory tax rates, changes in the valuation allowance of deferred tax assets, and changes in tax laws. The amount of income taxes and other taxes paid can be adversely impacted by changes in statutory tax rates and laws and are subject to ongoing audits by domestic and international authorities. If these audits result in assessments different from amounts estimated, then our financial results may be adversely affected by unfavorable tax adjustments.

•	Our revenue, operating profits, and cash flows could be adversely affected if our businesses are unable to protect or obtain patent and other intellectual property rights.

Our businesses own patents, trademarks, licenses, and other forms of intellectual property related to their products. Our businesses employ various measures to maintain and protect their intellectual property. These measures may not prevent their intellectual property from being challenged, invalidated, or circumvented, particularly in countries where intellectual property rights are not highly developed or protected. Unauthorized use of these intellectual property rights could adversely impact the competitive position of our businesses and have a negative impact on our revenue, operating profits, and cash flows.

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

We and certain of our subsidiaries are, and from time to time may become, parties to a number of legal proceedings incidental to their businesses involving alleged injuries arising out of the use of their products, exposure to hazardous substances, or patent infringement, employment matters, and commercial disputes. The defense of these lawsuits may require significant expenses and divert management’s attention, and we may be required to pay damages that could adversely affect our financial condition. In addition, any insurance or indemnification rights that we may have may be insufficient or unavailable to protect us against potential loss exposures.

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

•	Failure to attract, retain, and develop personnel or to provide adequate succession plans for key management could have an adverse effect on our operating results.

Our growth, profitability, and effectiveness in conducting our operations and executing our strategic plans depend in part on our ability to attract, retain, and develop qualified personnel, align them with appropriate opportunities, and maintain adequate succession plans for key management positions. If we are unsuccessful in these efforts, our operating results could be adversely affected.

•	Our business operations may be adversely affected by information systems interruptions or intrusion.

Our businesses rely on a number of information technologies to manage, store, and support business activities.  We have put in place a number of systems, processes, and practices designed to protect against intentional or unintentional misappropriation or corruption of our systems and information, disruption of our operations, or corruption of the software that supports our products.  Disruptions or cybersecurity attacks, such as unauthorized access, malicious software, or other violations may lead to exposure of proprietary or confidential information as well as potential data corruption.  Any intrusion may cause operational stoppages, violations of applicable law, diminished competitive advantages or reputational damages, and increased operational costs for remedial activities.

•	Our reputation, ability to do business, and results of operations may be impaired by improper conduct by any of our employees, agents, or business partners.

While we strive to maintain high standards, we cannot provide assurance that our internal controls and compliance systems will always protect us from acts committed by our employees, agents, or business partners that would violate U.S. and/or non-U.S. laws or fail to protect our confidential information, including the laws governing payments to government officials, bribery, fraud, anti-kickback and false claims rules, competition, export and import compliance, money laundering, and data privacy laws, as well as the improper use of proprietary information or social media.  Any such violations of law or improper actions could subject us to civil or criminal investigations in the U.S. and in other jurisdictions, could lead to substantial civil or criminal, monetary and non-monetary penalties, and related shareholder lawsuits and could damage our reputation.

•	Our exposure to exchange rate fluctuations on cross-border transactions and the translation of local currency results into U.S. dollars could negatively impact our results of operations.

We conduct business through our subsidiaries in many different countries, and fluctuations in currency exchange rates could have a significant impact on the reported results of operations, which are presented in U.S. dollars. A significant and growing portion of our products are manufactured in lower-cost locations and sold in various countries. Cross-border transactions, both with external parties and intercompany relationships, result in increased exposure to foreign exchange effects. Accordingly, significant changes in currency exchange rates, particularly the Euro, Pound Sterling, Swiss franc, Chinese RMB (Yuan), and the Canadian dollar, could cause fluctuations in the reported results of our businesses’ operations that could negatively affect our results of operations.  Additionally, the strengthening of certain currencies such as the Euro and U.S. dollar potentially exposes us to competitive threats from lower cost producers in other countries such as China. Our sales are translated into U.S. dollars for reporting purposes. The strengthening of the U.S. dollar could result in unfavorable translation effects as the results of foreign locations are translated into U.S. dollars.

•	Our borrowing costs may be impacted by our credit ratings developed by various rating agencies.

Three major ratings agencies (Moody’s, Standard and Poor’s, and Fitch Ratings) evaluate our credit profile on an ongoing basis and have each assigned high ratings for our long-term debt as of December 31, 2012.  Although we do not anticipate a material change in our credit ratings, if our current credit ratings deteriorate, then our borrowing costs could increase, including increased fees under our Five-Year Credit Facility, and our access to future sources of liquidity may be adversely affected.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

The number, type, location and size of the properties used by our continuing operations as of December 31, 2012 are shown in the following charts, by segment:

	Number and nature of facilities			Square footage (in 000s)
	Manufacturing	Warehouse	Sales / Service	Owned	Leased
Communication Technologies	31	3	12	1,129	1,420
Energy	59	51	47	3,265	1,353
Engineered Systems	65	34	46	6,180	3,290
Printing & Identification	11	22	68	600	673

	Locations				Expiration dates of leased facilities (in years)
	North America	Europe	Asia	Other	Minimum	Maximum
Communication Technologies	18	9	9	1	1	15
Energy	122	5	3	10	1	13
Engineered Systems	84	41	26	3	1	12
Printing & Identification	13	27	41	2	1	7

We believe our owned and leased facilities are well-maintained and suitable for our operations.

ITEM 3. LEGAL PROCEEDINGS

A few of our subsidiaries are involved in legal proceedings relating to the cleanup of waste disposal sites identified under federal and state statutes which provide for the allocation of such costs among “potentially responsible parties.” In each instance, the extent of the subsidiary’s liability appears to be very small in relation to the total projected expenditures and the number of other “potentially responsible parties” involved and it is anticipated to be immaterial to us on a consolidated basis. In addition, a few of our subsidiaries are involved in ongoing remedial activities at certain plant sites, in cooperation with regulatory agencies, and appropriate reserves have been established. At December 31, 2012 and 2011, we have reserves totaling $28.9 million and $19.6 million, respectively, for environmental matters that are probable and estimable, with the 2012 increase primarily attributed to environmental contingencies assumed in recent acquisitions.

We and certain of our subsidiaries are, and from time to time may become, parties to a number of other legal proceedings incidental to our businesses. These proceedings primarily involve claims by private parties alleging injury arising out of the use of our businesses' products, exposure to hazardous substances or patent infringement, employment matters and commercial disputes. Management and legal counsel periodically review the probable outcome of such proceedings, the costs and expenses reasonably expected to be incurred, the availability and extent of insurance coverage, and established reserves. At December 31, 2012 and 2011, we have reserves totaling $1.2 million for legal matters that are probable and estimable and not otherwise covered by insurance. While it is not possible at this time to predict the outcome of these legal actions, in the opinion of management, based on the aforementioned reviews, we are not currently involved in any legal proceedings which, individually or in the aggregate, could have a material affect on our financial position, results of operations, or cash flows.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

All of our officers are elected annually at the first meeting of the Board of Directors following our annual meeting of shareholders, and are subject to removal at any time by the Board of Directors. Our executive officers as of February 15, 2013, and their positions with Dover (and, where relevant, prior business experience) for the past five years, are as follows:

Name	Age	Positions Held and Prior Business Experience
Robert A. Livingston	59
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

Ivonne M. Cabrera	46
Senior Vice President, General Counsel and Secretary of Dover (since January 2013); prior thereto Vice President, Deputy General Counsel, and Assistant Secretary of Dover (from November 2012 to December 2012); prior thereto Vice President, Business Affairs and General Counsel of Knowles Electronics, LLC (from February 2011 to December 2012); prior thereto Vice President (from May 2010 to February 2011), Deputy General Counsel and Assistant Secretary (from February 2004 to February 2011) of Dover.

Brad M. Cerepak	53
Senior Vice President and Chief Financial Officer (since May 2011) of Dover; prior thereto Vice President and Chief Financial Officer (from August 2009 to May 2011) of Dover; prior thereto Vice President, Finance (from June 2009 to August 2009) of Dover; prior thereto Vice President and Controller (from August 2005 to June 2008) of Trane, Inc.

Thomas W. Giacomini	47
Vice President (since February 2008) of Dover and President and Chief Executive Officer (since November 2011) of Dover Engineered Systems; prior thereto President (from April 2009 to November 2011) and Chief Executive Officer (from July 2009 to November 2011) of Dover Industrial Products; prior thereto President (from October 2007 to July 2009) of Dover's Material Handling Platform.

John F. Hartner	50
Vice President (since May 2011) of Dover and President and Chief Executive Officer (since November 2011) of Dover Printing & Identification; prior thereto Executive Vice President (from April 20l1 to November 2011) of Dover Engineered Systems; prior thereto Executive Vice President (from October 2007 to April 2011) of Dover Electronic Technologies.

Jay L. Kloosterboer	52
Senior Vice President, Human Resources (since May 2011) of Dover; prior thereto Vice President, Human Resources (from January 2009 to May 2011) of Dover; prior thereto Executive Vice President - Business Excellence (from May 2005 to January 2009) of AES Corporation.

Jeffrey S. Niew	46
Vice President of Dover and President and Chief Executive Officer of Dover Communication Technologies (since November 2011); prior thereto President (from January 2008 to November 2011) and Chief Executive Officer (from February 2010 to November 2011) of Knowles Electronics; prior thereto Chief Operating Officer (from January 2007 to February 2010) of Knowles Electronics.

Stephen R. Sellhausen	55
Senior Vice President, Corporate Development (since May 2011) of Dover; prior thereto Vice President, Corporate Development (from January 2009 to May 2011) of Dover; prior thereto Vice President, Business Development (from April 2008 to January 2009) of Dover; prior thereto investment banker with Citigroup Global Markets.

William W. Spurgeon, Jr.	54
Vice President (since October 2004) of Dover and President and Chief Executive Officer (since November 2011) of Dover Energy; prior thereto President and Chief Executive Officer (from July 2007 to November 2011) of Dover Fluid Management.

Niclas Ytterdahl	48	Senior Vice President, Global Sourcing (since January 2012) of Dover; prior thereto Vice President, Global Strategic Sourcing (from April 2006 to December 2011) of AES Corporation.

Name	Age	Positions Held and Prior Business Experience
Kevin P. Buchanan	57	Vice President, Tax (since July 2010) of Dover; prior thereto Deputy General Counsel, Tax (from November 2009 to June 2010) and Vice President, Tax (from May 2000 to October 2009) of Monsanto Company.
C. Anderson Fincher	42
Vice President (since May 2011) of Dover and Executive Vice President (since November 2011) of Dover Engineered Systems; prior thereto Executive Vice President (from May 2009 to November 2011) of Dover Industrial Products; prior thereto President (from January 2005 to May 2009) of Heil Trailer International.

Paul E. Goldberg	49	Vice President, Investor Relations (since November 2011) of Dover; prior thereto Treasurer and Director of Investor Relations (from February 2006 to November 2011) of Dover.
Raymond T. McKay, Jr.	59	Vice President (since February 2004) and Controller (since November 2002) of Dover.
Brian P. Moore	42
Vice President, Treasurer (since November 2011) of Dover; prior thereto Senior Director, Investor Relations (from April 2010 to October 2011) of USG Corporation; prior thereto Director of Credit & Accounts Receivable (from December 2008 to April 2010) of USG; prior thereto Director of Finance (from December 2007 to December 2008) at USG; prior thereto Assistant Treasurer (from October 2004 to December 2008) of USG.

James H. Moyle	60
Vice President (since 2009) of Dover and Executive Vice President (since January 2012) of Dover Engineered Systems; prior thereto Senior Vice President, Global Sourcing and Supply Chain (from April 2009 to December 2011) of Dover; prior thereto Chief Financial Officer (from July 2007 to April 2009) of Dover Fluid Management; prior thereto Vice President and Chief Financial Officer (from November 2005 to July 2007) of Dover Diversified.

Sivasankaran Somasundaram	47
Vice President (since January 2008) of Dover and Executive Vice President (since November 2011) of Dover Energy; prior thereto Executive Vice President (from January 2010 to November 2011) of Dover Fluid Management; President (from January 2008 to December 2009) of Dover's Fluid Solutions Platform; prior thereto President (from May 2006 to January 2008) of Gas Equipment Group.

Michael Y. Zhang	49
Vice President (since May 2010) of Dover and President, Asia (since May 2011) of Dover; prior thereto Managing Director (from January 2009 to May 2011) of Dover Regional Headquarters, China; prior thereto various roles at ABB, Ltd. including Vice President, ABB Control System and Product Business (from September 2004 to March 2008).

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Dividends

The principal market in which Dover common stock is traded is the New York Stock Exchange. Information on the high and low sales prices of our stock and the frequency and the amount of dividends paid during the last two years is as follows:

	2012			2011
	Market Prices		Dividends per Share	Market Prices		Dividends per Share
	High	Low		High	Low
First Quarter	$67.20	$56.81	$0.315	$68.07	$56.51	$0.275
Second Quarter	64.36	50.88	0.315	69.25	60.57	0.275
Third Quarter	61.64	50.27	0.350	70.15	45.42	0.315
Fourth Quarter	65.80	54.90	0.350	59.27	43.64	0.315
			$1.330			$1.180

Holders

The number of holders of record of Dover common stock as of February 1, 2013 was approximately 19,201. This figure includes participants in our domestic 401(k) program.

Securities Authorized for Issuance Under Equity Compensation Plans

Information regarding securities authorized for issuance under our equity compensation plans is contained in Part III, Item 12 of this Form 10-K.

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

During the fourth quarter of 2012, we made the following purchases of Dover shares:

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased under the Plans or Programs (2)
Period				May 2012 Program	November 2012 Program
October 1 to October 31	1,798,907	$58.41	1,798,907	3,908,289	$—
November 1 to November 30	2,237,527	62.04	2,235,978	3,908,289	861,328
December 1 to December 31	1,729,037	64.54	1,727,106	3,908,289	749,898
For the Fourth Quarter	5,765,471	$61.65	5,761,991	3,908,289	$749,898

(1)
In May 2012, the Board of Directors renewed its standing authorization of the Company's share repurchase program, on terms consistent with its prior five-year authorization which expired at that time. This renewal authorizes the repurchase of up to 10,000,000 shares of the Company's common stock during the five-year period ending May 2017. We purchased 1,798,907 shares under this program during the fourth quarter. Additionally, in November 2012, the Board of Directors approved a $1 billion share repurchase program authorizing repurchases of Dover’s common shares over the next 12 to 18 months. We purchased 3,963,084 shares under this new program during the fourth quarter. We also acquired 3,480 shares from holders of our employee stock options when they tendered those shares as full or partial payment of the exercise price of such options. These shares were applied against the exercise price at the market price on the date of exercise.

(2)
As of December 31, 2012, the number of shares still available for repurchase under the May 2012 share repurchase authorization was 3,908,289. The approximate dollar amount still available for repurchase under the November 2012 share repurchase authorization was $749,898.

Performance Graph

This performance graph does not constitute soliciting material, is not deemed filed with the SEC, and is not incorporated by reference in any of our filings under the Securities Act of 1933 or the Exchange Act of 1934, whether made before or after the date of this Form 10-K and irrespective of any general incorporation language in any such filing, except to the extent we specifically incorporate this performance graph by reference therein.

Comparison of Five-Year Cumulative Total Return *
Dover Corporation, S&P 500 Index & Peer Group Index

Total Shareholder Returns
Data Source: Research Data Group, Inc
_______________________
*Total return assumes reinvestment of dividends.
This graph assumes $100 invested on December 31, 2007 in Dover Corporation common stock, the S&P 500 index, and a peer group index.

Thomas & Betts Corp. and Cooper Industries, two companies that were part of the peer index group in 2011, were acquired by ABB Ltd and Eaton Corporation, respectively, during 2012 and have since been removed from the index. The 2012 peer index consists of the following 37 public companies selected by the Company.

3M Company	Gardner Denver Inc.	Rockwell Automation
Actuant Corp.	Honeywell International	Roper Industries
Ametek Inc.	Hubbell Incorporated	Snap-On Inc.
Amphenol Corp.	IDEX Corporation	SPX Corporation
Cameron International	Illinois Tool Works	Teledyne Technologies Inc.
Carlisle Companies	Ingersoll-Rand PLC	Textron Inc.
Corning Inc.	Lennox International Inc.	The Timken Company
Crane Company	Nordson Corp.	Tyco International
Danaher Corporation	Pall Corporation	United Technologies Corp.
Eaton Corporation	Parker-Hannifin Corp.	Vishay Intertechnology Inc.
Emerson Electric Co.	Pentair Inc.	Weatherford International
Flowserve Corporation	Precision Castparts Corp.
FMC Technologies	Regal Beloit Corp.

ITEM 6. SELECTED FINANCIAL DATA

dollars in thousands except share data	2012	2011	2010	2009	2008

Revenue	$8,104,339	$7,369,154	$6,109,507	$5,055,796	$6,233,670
Earnings from continuing operations	833,119	773,186	619,497	390,705	579,374
Net earnings	811,070	895,243	700,104	356,438	590,831

Basic earnings (loss) per share:
Continuing operations	$4.59	$4.16	$3.31	$2.10	$3.07
Discontinued operations	(0.12)	0.66	0.43	(0.18)	0.06
Net earnings	4.47	4.82	3.75	1.91	3.13

Weighted average shares outstanding	181,551,000	185,882,000	186,897,000	186,136,000	188,481,000

Diluted earnings (loss) per share:
Continuing operations	$4.53	$4.09	$3.27	$2.09	$3.06
Discontinued operations	(0.12)	0.65	0.43	(0.18)	0.06
Net earnings	4.41	4.74	3.70	1.91	3.12

Weighted average shares outstanding	183,993,000	188,887,000	189,170,000	186,736,000	189,269,000

Dividends per common share	$1.33	$1.18	$1.07	$1.02	$0.90

Capital expenditures	$297,012	$262,676	$169,297	$108,639	$160,489
Depreciation and amortization	357,585	290,477	229,237	217,981	216,585
Total assets	10,443,943	9,500,552	8,558,743	7,882,403	7,883,238
Total debt	2,800,116	2,187,252	1,807,476	1,860,884	2,084,173

All results and data in the table above reflect continuing operations, unless otherwise noted. As a result, the data presented above will not necessarily agree to previously issued financial statements. See Note 3 to the Consolidated Financial Statements in Item 8 of this Form 10-K for additional information on disposed and discontinued operations and Note 2 for additional information regarding the impact of 2012 acquisitions.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand our results of operations and financial condition for the three years ended December 31, 2012. The MD&A should be read in conjunction with our Consolidated Financial Statements and Notes included in Item 8 of this Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed elsewhere in this Form 10-K, particularly in Item 1A. “Risk Factors” and in the “Special Note Regarding Forward-Looking Statements” preceding Part I of this Form 10-K.

OVERVIEW AND OUTLOOK

Dover is a diversified global manufacturer focusing on innovative equipment and components, specialty systems, and support services provided through its four major operating segments: Communication Technologies, Energy, Engineered Systems, and Printing & Identification. The Company's entrepreneurial business model encourages, promotes, and fosters deep customer engagement which has led to Dover's well-established and valued reputation for providing superior customer service and industry-leading product innovation.

Overall, 2012 concluded as a solid performance year, with strong revenue, earnings, and cash flow growth, despite the backdrop of a low-growth macro-economic environment. Our consolidated revenue increased $735 million or 10% to $8.1 billion, inclusive of acquisitions, and our gross profit increased by $262 million or 9% to $3.1 billion. The 2012 results were led by our strong positions in the energy, handset, refrigeration and food equipment, and other industrial markets.

In our Energy segment, expanding production activity and strong downstream investments in distribution and retail fueling are among the trends that drove solid results during the year. The strong production and downstream performance was partially offset by the softening North American rig count, which caused our year-over-year drilling end market comparisons to decline as the year progressed. In all, the segment had solid performance, characterized by continuing growth and strong margins. We expect this trend to continue in 2013.

Within our Communication Technologies segment, several OEM's launched new products in the handset market during the second quarter and our microelectronic mechanical ("MEMs") microphone activity was very strong once the new OEM product launches commenced. However, our 2012 performance at Sound Solutions was weaker than anticipated. The Sound Solutions business continued to work through operational challenges which led to lower volumes than anticipated for the year; however, they did experience sequential growth and margin improvement in the fourth quarter, relative to the earlier quarters, and we expect their performance to continue to improve in 2013. Overall, we expect the handset market to be strong in 2013, supported by numerous new product releases, coupled with the increased use of multiple microphones per handset. Our aerospace/defense and medical technology markets were solid during the year, while our telecom market continued to be weak.

Within our Engineered Systems segment, the refrigeration and food equipment markets were solid, as were most of our U.S. industrial end markets. The results of our Fluid Solutions platform continued to reflect good performance from our first quarter Maag Pump Systems acquisition, which helped to mitigate the impact of a weakened market in Europe. We expect 2013 to be another solid year for Engineered Systems, as we leverage our recent acquisitions and continue our geographic expansion within our Fluid Solutions platform. We anticipate customer wins, an active remodel market, expanded product offerings and recent acquisitions to drive 2013 growth within our Refrigeration & Industrial platform.

In our Printing & Identification segment, solid organic growth in our fast moving consumer goods market more than offset uneven demand in our industrial markets, which was impacted by weak Europe and slowing China markets. We anticipate the release of several new products in the first half of the year, traction of added sales and service resources in key regional markets, along with stable fast moving consumer goods and industrial markets to contribute to our 2013 growth. Margin performance in the segment steadily improved over the course of 2012, driven by productivity and restructuring activities. We expect incremental benefit from these activities to carry over into 2013, enabling continued reinvestment in our product identification growth space.

In addition to our solid financial results, we continued to execute on our corporate strategy. During 2012, we continued to focus on our five key growth spaces of communication components, energy, fluids, refrigeration and food equipment, and product identification. We invested $1.2 billion on seven acquisitions that expanded our markets, enhanced our product offerings and broadened our customer base. In advancing our strategy of focusing on our higher margin growth spaces, we have reclassified to discontinued operations two non-core businesses serving the electronic assembly and test markets. We expect to divest these businesses in 2013. Although solid performers, these businesses serve highly volatile end-markets, and their sale should improve the consistency of our future results and enable management to focus on our key growth spaces. In 2012, we generated $964 million in free cash flow, which enabled us to continue to invest in higher growth economies and innovation, and to continue our long tradition of raising our annual dividend, now standing at 57 consecutive years. Lastly, in November of 2012, we announced and began to execute on a $1 billion share repurchase program, to continue to drive long-term shareholder value.

With respect to our expectations for 2013, we are targeting full year organic growth in the range of 3% to 5% (inclusive of a negligible foreign exchange impact) and acquisition related growth of approximately 4% for acquisitions completed in 2012.  Based on these revenue assumptions, our profitability expectations and anticipated additional share buy-backs, our diluted earnings per share from continuing operations for 2013 is estimated to be in the range of $5.05 to $5.35, and we expect our earnings to follow a traditional seasonal pattern of being higher in the second and third quarters. If global or domestic economic conditions accelerate or deteriorate, our operating results for 2013 could be materially different than currently projected.

CONSOLIDATED RESULTS OF OPERATIONS

As discussed in Note 3 to the Consolidated Financial Statements in Item 8 of this Form 10-K, in the fourth quarter of 2012, we reclassified certain businesses in the Printing & Identification segment to discontinued operations based on our decision to divest these businesses. The results of operations of these businesses have been removed from the results of continuing operations and are presented within results of discontinued operations for all periods presented.

	Years Ended December 31,			% / Point Change
(dollars in thousands, except per share figures)	2012	2011	2010	2012 vs. 2011	2011 vs. 2010
Revenue	$8,104,339	$7,369,154	$6,109,507	10.0%	20.6%
Cost of goods and services	4,997,274	4,524,351	3,686,861	10.5%	22.7%
Gross profit	3,107,065	2,844,803	2,422,646	9.2%	17.4%
Gross profit margin	38.3%	38.6%	39.7%	(0.3)	(1.1)

Selling and administrative expenses	1,841,688	1,720,954	1,499,597	7.0%	14.8%
Selling and administrative as a percent of revenue	22.7%	23.4%	24.5%	(0.7)	(1.1)

Interest expense, net	121,141	115,525	106,371	4.9%	8.6%
Other expense (income), net	6,665	(1,938)	3,556	nm	nm

Provision for income taxes	304,452	237,076	193,625	28.4%	22.4%
Effective tax rate	26.8%	23.5%	23.8%	3.3	(0.3)

Earnings from continuing operations	833,119	773,186	619,497	7.8%	24.8%

Loss from discontinued operations, net	(22,049)	122,057	80,607	nm	51.4%

Earnings from continuing operations per common share - diluted	$4.53	$4.09	3.27	10.8%	25.1%

Revenue

Our 2012 consolidated revenue increased 10% to $8.1 billion, reflecting organic growth of 5%, growth from acquisitions of 6% and an unfavorable impact from currency translation of 1%. All four of our segments generated 2012 organic revenue growth, with the majority attributed to volume increases driven by strength in the energy, handset, refrigeration and food equipment, and many of the other industrial markets served by our Engineered Systems segment. Approximately 3% of our growth was generated by new products, particularly in our Communication Technologies segment, and geographic market expansion in our Energy segment. Pricing had a negligible impact to 2012 revenue, as price increases implemented to offset higher commodity costs, were partly offset by lower strategic pricing initiatives. Revenues generated outside of the U.S. increased by 9% compared with 2011, with growth in Canada and Asia offsetting weakness in Europe.

Over 80% of the 2012 revenue growth from acquisitions was generated by Sound Solutions, Maag Pump Systems, and Production Control Services, three of our more significant recent acquisitions made in the second half of 2011 and first half of 2012.

Our 2011 consolidated revenue increased $1.3 billion or 21% compared with 2010, reflecting organic growth of 12%, growth from acquisitions of 7% and a favorable impact from currency translation of 2%. The majority of our 2011 organic growth was attributed to increased volumes across all four segments driven by strength in the energy and consumer handset markets and solid growth in fluid solutions, refrigeration equipment and many of the industrial markets served by our Engineered Systems segment. Additionally, approximately 2% of our growth was generated by new products, particularly in our Communication Technologies and Printing & Identification segments. Pricing added about 1% to revenue principally driven by strategic pricing initiatives and price increases implemented to offset higher commodity costs. Revenues generated outside of the U.S. increased by 25% compared with 2010, with revenue generated in emerging economies of China and Latin America increasing 56%.

Over 70% of the 2011 revenue growth from acquisitions was generated by Harbison-Fischer and Sound Solutions, two large acquisitions that we made in 2011 to expand our operations serving the artificial lift and handset markets, respectively.

Gross Profit

Our gross profit increased $262.3 million or 9% in 2012 compared with 2011, reflecting the benefit of increased sales volumes, favorable net material costs, and benefits from productivity initiatives. Gross profit margin as a percentage of revenue contracted 30 basis points in 2012 to 38.3% from 38.6% in 2011, with the reduction in large part due to the integration of Sound Solutions, which generated lower than anticipated revenue in 2012, more than offsetting the operating leverage achieved by our other businesses.

Our gross profit increased $422.2 million or 17% in 2011 compared with 2010, reflecting the benefit of increased sales volumes. However, gross profit margin as a percentage of revenue contracted 110 basis points in 2011 to 38.6% from 39.7% in 2010 due principally to the impact of product and customer mix, which more than offset operating leverage, as well as the impact of higher depreciation from recent acquisitions.

Selling and Administrative Expenses

Selling and administrative expenses increased $120.7 million or 7% in 2012 compared with 2011 due primarily to general increases across the segments in support of higher volumes. As a percentage of revenue, selling and administrative expenses declined to 22.7% in 2012 compared with 23.4% in 2011. This 70 basis point improvement is largely a result of leverage from the higher revenue levels, which more than offset higher acquisition-related amortization and increased restructuring charges.

Selling and administrative expenses increased $221.4 million or 15% in 2011 compared with 2010 due primarily to general increases across the segments in support of higher volumes. As a percentage of revenue, selling and administrative expenses declined to 23.4% in 2011 compared with 24.5% in 2010. This 110 basis point improvement was largely a result of leverage from the higher revenue levels, which more than offset higher amortization and other nonrecurring expenses related to recent acquisitions.

Non-Operating Items

Interest expense, net, increased $5.6 million or 5% to $121.1 million in 2012 primarily due to lower average levels of cash on hand at reduced interest rates, leading to $4.4 million less of interest income in 2012 as compared with 2011.

In 2011, our interest expense, net, increased 9% to $115.6 million due primarily to higher average outstanding borrowings during 2011 as compared with 2010. As discussed in Note 9 to the Consolidated Financial Statements in Item 8 of this Form 10-K, in February of 2011 we issued $800 million in new notes, receiving net proceeds of $789 million, approximately half of which was used to repay outstanding commercial paper balances incurred to retire $400 million of notes which came due earlier that month, with the remainder used to fund first quarter 2011 acquisitions. As a result, our total borrowings were $380 million higher at the end of 2011 compared to the end of 2010.

Other expense (income), net in 2012, 2011, and 2010 includes $9.5 million, $7.5 million, and $6.9 million, respectively, of net expense from foreign currency exchange fluctuations on assets and liabilities denominated in currencies other than the functional currency, offset in each of these years by royalty income and other miscellaneous non-operating gains and losses, none of which are individually significant. In 2010, other expense (income), net also includes a $4.3 million loss on extinguishment of debt relating to early settlement of a non-interest bearing, structured loan arrangement.

Income Taxes

We operate globally, and 38%, 43%, and 47% of our pre-tax earnings in 2012, 2011, and 2010, respectively, were generated in foreign jurisdictions, where such earnings are generally subject to local country tax rates that are well below the 35% U.S. statutory rate.  We also benefit from tax holidays and incentives in a number of the foreign jurisdictions in which we operate.  As a result, our blended effective tax rate is typically significantly lower than the U.S. statutory rate.

The 2012 effective tax rate on continuing operations was 26.8% compared to the 2011 rate of 23.5%. The 2012 and 2011 rates were favorably impacted by net discrete items, principally settlements with U.S. federal and state taxing authorities totaling $16.1 million and $40.7 million, respectively. After adjusting for discrete items, the effective tax rates were 28.2% and 27.5% for 2012 and 2011, respectively. The higher pre-discrete rate in 2012 reflects the impact of a higher proportion of U.S. earnings, partly offset by lower effective tax rates on earnings generated in foreign jurisdictions.

The 2010 effective tax rate on continuing operations was 23.8%. The effective tax rate in 2010 was also favorably impacted by net discrete and other items totaling $50.3 million, arising principally from settlements with the U.S. federal taxing authority, coupled with the resolution of a foreign tax matter. After adjusting for discrete and other items, the effective tax rate for 2010 was 30%, which was higher than the adjusted effective tax rate for 2011 of 27.5% due primarily to the geographic mix of earnings, with a greater proportion of our non-U.S. earnings generated in foreign jurisdictions having higher tax rates than in 2011, when more of the non-U.S. earnings were generated in foreign jurisdictions having lower tax rates on average.

We believe it is reasonably possible during the next twelve months that uncertain tax positions may be settled, which could result in a decrease in the gross amount of unrecognized tax benefits. This decrease may result in an income tax benefit. Due to the potential for resolution of federal, state, and foreign examinations, and the expiration of various statutes of limitation, our gross unrecognized tax benefits balance may change within the next twelve months by a range of zero to $140 million. Some portion of such change may be reported as discontinued operations. We believe adequate provision has been made for all income tax uncertainties.

Earnings from Continuing Operations

Earnings from continuing operations increased 8% to $833.1 million, or $4.53 diluted earnings per share ("EPS") in 2012, compared with earnings from continuing operations of $773.2 million, or $4.09 EPS, in 2011. The increase in 2012 earnings from continuing operations is primarily the result of higher revenues and benefits from productivity and cost containment initiatives, offset in part by higher acquisition-related expenses and increased restructuring charges relative to 2011. The EPS increase reflects the increase in earnings, as well as the impact of lower weighted average shares outstanding for the 2012 period relative to 2011. As discussed in the "Financial Condition" section of this MD&A, we have repurchased incrementally more common shares in 2012 as compared to 2011.

Earnings from continuing operations increased 25% to $773.2 million, or $4.09 EPS in 2011, compared with earnings from continuing operations of $619.5 million, or $3.27 EPS, in 2010. The increase in 2011 dollar earnings and EPS from continuing operations was primarily the result of higher revenues and the lower effective tax rate relative to 2010.

Discontinued Operations

We did not dispose of any businesses in 2012. However, in the fourth quarter, we announced our intent to divest Everett Charles Technologies (including the Multitest business, collectively "ECT") and DEK International ("DEK"), two non-core businesses serving the electronic assembly and test markets. The results of operations and cash flows of these businesses have been reclassified to discontinued operations for all periods presented herein. In the fourth quarter of 2012, we recognized a goodwill impairment charge of $63.8 million ($51.9 million, net of tax) in connection with the intended divestiture of ECT. As a result, in 2012, we generated a net after-tax loss from discontinued operations of $22.0 million, or a loss of $0.12 EPS, reflecting $30.0 million of net earnings from the operations of these businesses along with minor adjustments to other discontinued assets and liabilities, which were more than offset by the fourth quarter goodwill impairment charge.

We sold three businesses in the third and fourth quarters of 2011, and the operations of these businesses were reclassified to discontinued operations in 2011. Our net earnings from discontinued operations for 2011 totaled $122.1 million, or $0.65 EPS, and includes net earnings of $100.7 million from the operations of the businesses sold in 2011 and held for sale in 2012, coupled with tax benefits of $18.0 million and adjustments to other discontinued assets and liabilities. Net earnings from discontinued operations also includes a $4.7 million loss on the 2011 sale of the three businesses, inclusive of goodwill impairment.

For 2010, our net earnings from discontinued operations totaled $80.6 million, or $0.43 EPS, and includes net earnings of $80.7 million from the operations of the businesses sold in 2011 and held for sale in 2012, coupled with adjustments to other discontinued assets and liabilities, offset in part by a net loss of $14.2 million relating to the sale of a business that had been reflected as a discontinued operation in a previous year. Refer to Note 3 to the Consolidated Financial Statements in Item 8 of this Form 10-K for additional information on disposed and discontinued operations.

Restructuring Activities

2012 Restructuring Activities

During the year, we initiated restructuring actions relating to ongoing cost reduction efforts, including targeted facility consolidations and headcount reductions at certain businesses. As a result, in 2012, we incurred restructuring charges totaling $19.4 million related to these programs, as follows:

•
The Communication Technologies segment incurred restructuring charges of $5.5 million, primarily relating to a facility consolidation and related headcount reductions within its operations that serve the telecom infrastructure market to better reflect the current market dynamics, along with headcount reductions undertaken to facilitate management changes and optimize the cost structure of its businesses serving the consumer electronics market.

•	The Energy segment incurred restructuring charges of $0.7 million, primarily representing costs for the integration of recent acquisitions and minor headcount reductions.

•
The Engineered Systems segment incurred restructuring charges of $7.5 million, mainly relating to facility consolidations and other headcount reduction programs undertaken to optimize its cost structure.

•
The Printing & Identification segment incurred restructuring charges of $5.7 million, principally relating to rationalization of global headcount within its marking and coding businesses to better align its footprint with present market conditions.

We expect to incur restructuring charges of approximately $20 to $30 million in 2013 in connection with the above-mentioned projects, as well as certain other programs to be initiated during the year to rationalize headcount and optimize operations in a few select businesses. We anticipate that a significant portion of the 2013 charges will be incurred in the first quarter, with much of the benefit of the 2012 and 2013 programs being realized over the remainder of 2013 and into 2014. We also expect to fund the remainder of the 2012 programs currently underway, as well those commenced in 2013, over the next 12 to 18 months. In light of the economic uncertainty in certain of our end markets and our continued focus on improving our operating efficiency, it is possible that additional programs may be implemented throughout the remainder of 2013.

2011 and 2010 Restructuring Activities

Restructuring initiatives in 2011 and 2010 were limited to a few targeted facility consolidations. We incurred restructuring charges of $5.6 million and $5.9 million, respectively, relating to such activities. See Note 8 to the Consolidated Financial Statements in Item 8 of this Form 10-K for additional details regarding our recent restructuring activities.

SEGMENT RESULTS OF OPERATIONS

This summary that follows provides a discussion of the results of operations of each of our four reportable operating segments (Communication Technologies, Energy, Engineered Systems, and Printing & Identification). Each of these segments is comprised of various product and service offerings that serve multiple end markets. See Note 16 to the Consolidated Financial Statements in Item 8 of this Form 10-K for a reconciliation of segment revenue, earnings, and operating margin to our consolidated revenue, earnings from continuing operations, and operating margin. Segment EBITDA and segment EBITDA margin, which are presented in the segment discussion that follows, are non-GAAP measures and do not purport to be alternatives to operating income as a measure of operating performance. We believe that these measures are useful to investors and other users of our financial information in evaluating ongoing operating profitability as they exclude the depreciation and amortization expense related primarily to capital expenditures and acquisitions that occurred in prior years, as well as in evaluating operating performance in relation to our competitors. For further information, see the Non-GAAP Disclosures at the end of this Item 7.

Communication Technologies

Our Communication Technologies segment is engaged in the design and manufacture of innovative products and components which serve the following key markets:  Consumer Electronics, Medical Technology, Aerospace/Defense, and Telecom/Other.  For the reporting within this Form 10-K, and on a go-forward basis, we have condensed our end market analysis into the four above-mentioned markets, reduced from the analysis of five end markets in our prior annual and quarterly reporting. Therefore, all prior year revenue information has been recast to be consistent with the current end-market designations.

	Years Ended December 31,			% Change
(dollars in thousands)	2012	2011	2010	2012 vs. 2011	2011 vs. 2010
Revenue:
Consumer Electronics	$708,191	$542,389	$260,396	30.6%	108.3%
Medical Technology	244,788	233,820	240,400	4.7%	(2.7)%
Aerospace/Defense	413,877	400,179	374,900	3.4%	6.7%
Telecom/Other	149,729	183,689	200,316	(18.5)%	(8.3)%
Total	$1,516,585	$1,360,077	$1,076,012	11.5%	26.4%

Segment earnings	$218,960	$226,382	$205,215	(3.3)%	10.3%
Operating margin	14.4%	16.6%	19.1%

Segment EBITDA	$351,579	$328,221	$277,477	7.1%	18.3%
Segment EBITDA margin	23.2%	24.1%	25.8%

Other measures:
Depreciation and amortization	$132,619	$101,839	$72,262	30.2%	40.9%
Bookings	1,504,242	1,344,540	1,128,265	11.9%	19.2%
Backlog	424,144	437,320	404,374	(3.0)%	8.1%

Components of segment revenue growth:				2012 vs. 2011	2011 vs. 2010
Organic growth				2.4%	7.2%
Acquisitions				9.9%	18.0%
Foreign currency translation				(0.8)%	1.2%
				11.5%	26.4%

2012 Versus 2011

Revenue generated by our Communication Technologies segment in 2012 increased by $156.5 million or 12% compared to the same period of 2011. The overall increase in revenue resulted primarily from increased microelectronic mechanical (“MEMs”) microphone volumes stemming from new product introductions and overall smart phone market growth, combined with a full year of revenue for Sound Solutions in 2012 compared to six months of revenue in 2011. Our MEMs revenue grew in excess of 25% over the 2011 level. The 2012 revenue increase was partially offset by strategic pricing initiatives for our communications and telecommunication products, corresponding to normal product life cycle maturities, and reduced volumes in certain end markets.

•
Our revenue in the consumer electronics market (representing 47% of 2012 segment revenue) increased $165.8 million or 31% due to solid demand for components serving the handset market. This growth was tempered in part by delays in the launches of certain OEM products and operational challenges in the Sound Solutions business impacting its product rollouts which have led to lower volume for this portion of the business. As anticipated, our Sound Solutions business experienced improvement in revenue and margin in the fourth quarter of 2012 relative to earlier quarters, and we expect this trend to continue in 2013. Overall, our MEMs microphones remain well positioned to capitalize on this market's growth as we have continued to invest in capacity to meet the growing market demands.

•
Our medical technology revenue (16% of 2012 segment revenue) increased by $11.0 million or 5% due to increased hearing aid demand. Revenue derived from other medical products was unfavorably impacted by weakened European and Asian economic conditions.

•
Revenue derived from our aerospace/defense market (27% of 2012 segment revenue) increased $13.7 million or 3% mainly due to continued increase in build rates of commercial aircraft and the timing and funding of key defense programs in which we participate. The defense market in Europe continues to be impacted by the weak macro-economic environment.

•
We continue to experience weakened demand in the global telecom markets, driven in part by continued deferred industry investment.  This contributed to a revenue decrease of $34.0 million or 18% from our telecom/other markets (10% of 2012 segment revenue).

Communication Technologies earnings in 2012 decreased $7.4 million or 3% compared with 2011, with a decrease in operating margin of 220 basis points. The earnings and margin decreases were mainly due to lower margins from the integration of Sound Solutions including a full year of incremental depreciation and amortization compared to six months in 2011, new product ramp up costs and restructuring charges related to cost reduction activities, offset in part by productivity initiatives, leverage on higher MEMs volume, and the absence of one-time acquisition related costs associated with the Sound Solutions.

Bookings for the year ended December 31, 2012 and backlog at December 31, 2012 indicate continued strength across each of our end markets, with the exception of our telecommunication/other market.

2011 Versus 2010

Revenue generated by our Communication Technologies segment increased $284.1 million or 26% compared with 2010, with $190.2 million, or 18% of the growth, attributed principally to the 2011 acquisition of Sound Solutions, which supplemented our product offerings in the growing handset market. Our organic revenue growth of 7% was largely due to continued strong demand for smart phones serving the consumer electronics market which grew significantly year over year.  Although there was an incremental decrease in revenue due to strategic pricing initiatives for our communication and telecommunication products corresponding to normal product life cycle maturities, this decrease was more than offset by revenue growth from market share gains, new product introductions and product mix.

•
Our revenue in the consumer electronics market (representing 40% of 2011 segment revenue) increased $91.8 million or 35%, excluding Sound Solutions.  Our MEMs microphones and SiSonic™ technologies were well positioned to capitalize on this market's growth as we have continued to invest in capacity to meet the growing market demands.

•
Our medical technology revenue (17% of segment revenue) declined by $6.6 million or 3% principally due to softer hearing aid demand in the first half of 2011 and overall softer medical equipment demand.

•
Our aerospace/defense revenue (29% of 2011 segment revenue) increased $25.3 million or 7%. We experienced solid demand in the commercial aerospace market due to increased build rates of commercial aircraft by leading aircraft manufactures and increased demand for our aftermarket products globally. This increase was partially offset by revenue derived from our defense market mainly due to timing and funding of certain programs in which we participate.

•
Our telecom/other revenue (14% of 2011 segment revenue) decreased $16.6 million or 8% due to weakened demand in the global telecom markets, driven in part by deferred industry investment due to service provider consolidation.

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

Energy

Our Energy segment serves the oil, gas, and power generation industries with products that promote efficient and cost-effective drilling, extraction, storage, and movement of oil and gas products, or constitute critical components for power generation equipment. The Energy segment operates through the following business lines: Drilling, which comprises products supporting the cost-effective drilling of oil and gas wells; Production, which comprises products and components facilitating the extraction and movement of fuel from the ground; and Downstream, which comprises systems and products that support the efficient, safe, and environmentally-sensitive handling of fuel, hazardous liquids, and dry-bulk commodities.

	Years Ended December 31,			% Change
(dollars in thousands)	2012	2011	2010	2012 vs. 2011	2011 vs. 2010
Revenue:
Drilling	$408,629	$400,280	$297,926	2.1%	34.4%
Production	1,182,315	969,271	562,800	22.0%	72.2%
Downstream	581,660	531,198	442,781	9.5%	20.0%
Total	$2,172,604	$1,900,749	$1,303,507	14.3%	45.8%

Segment earnings	$538,650	$450,637	$316,113	19.5%	42.6%
Operating margin	24.8%	23.7%	24.3%

Segment EBITDA	$633,727	$528,456	$364,955	19.9%	44.8%
Segment EBITDA margin	29.2%	27.8%	28.0%

Other measures:
Depreciation and amortization	$95,077	$77,819	$48,842	22.2%	59.3%
Bookings	2,193,042	1,985,405	1,319,015	10.5%	50.5%
Backlog	256,093	246,351	152,183	4.0%	61.9%

Components of revenue growth:				2012 vs. 2011	2011 vs. 2010
Organic growth				9.4%	26.2%
Acquisitions				5.3%	18.5%
Foreign currency translation				(0.4)%	1.1%
				14.3%	45.8%

2012 Versus 2011

Our 2012 Energy segment revenue increased $271.9 million or 14% compared to 2011. The increase was driven by organic revenue growth of 9%, growth from the acquisitions of Production Control Services (in April 2012) and Oil Lift (in September 2011) totaling 5%, and a negligible impact from foreign currency translation. Pricing actions, mainly in response to increased raw material costs, represented approximately 2% of the revenue increase.

•
Drilling revenue (representing 19% of 2012 segment revenue) increased by $8.3 million or 2% due to an essentially flat level of drilling activity compared to 2011, which moderated demand for the segment's drilling products.

•
Production revenue (54% of 2012 segment revenue) increased by $213.0 million 22%, with 12% due to organic growth and 10% from acquisitions. Organic growth was driven by an increased number of active U.S. oil wells and wells with natural gas liquids driving demand for artificial lift products, higher international sales, and increased demand for compressor related products and winch products serving the infrastructure and recovery markets.

•
Our revenues in the drilling sector, and to a smaller extent in the production sector, are impacted by changes in the number of active North American drilling rigs. In 2012, the average North American drilling rig count declined 1% compared to the prior year. We expect the North American rig count growth to turn positive in the second half of 2013.

•
Downstream revenue (27% of 2012 segment revenue) increased by $50.5 million or 10%, reflecting increased demand for loading equipment for the rail, cargo tank and chemical/industrial markets, bearing products serving energy markets, and fuel delivery systems.

Energy earnings in 2012 increased $88.0 million or 20% primarily resulting from higher volume in the production and downstream sectors. Operating margin increased 110 basis points compared to the prior year due to improved operating leverage associated with higher volumes, strategic pricing, and productivity gains, which more than offset the impact of unfavorable product mix and higher acquisition-related depreciation and amortization.

Bookings for the year ended December 31, 2012 and backlog at December 31, 2012 increased 11% and 4%, respectively, compared to the prior year periods. We expect market conditions in 2013 to moderate compared to 2012, with continued geographic expansion and further penetration of new and acquired products and technologies are also expected to contribute to our growth in 2013.

2011 Versus 2010

Our Energy segment posted record organic revenue, earnings, and bookings in 2011. Revenue and earnings were up 46% and 43%, respectively, due to continued strength in the drilling, production, and downstream energy markets served by the segment. Recent acquisitions generated revenue growth of 19% and contributed to the segment’s record results. Sales outside of North America grew 35% driven by significantly higher sales to Central and South America, the Middle East, and Russia. Pricing actions, generally undertaken to offset commodity inflation, accounted for a marginal portion of the revenue increase.

•	Drilling revenue (representing 21% of 2011 segment revenue) grew 34% due to increased exploration activity, pricing, and market share increases.

•
Production revenue (51% of 2011 segment revenue) increased 72%, with 35% due to organic growth and 37% from acquisitions. The organic growth was driven by higher drilling and well completion activity, increased international sales, and higher demand for winch products serving the energy, infrastructure, and recovery markets.

•
Our revenues in the drilling and production sectors are impacted by changes in the number of active North American drilling rigs. The average North American drilling rig count in 2011 was up 21% over the prior year, driven by strong oil prices.

•
Downstream revenue (28% of 2011 segment revenue) was up 20%, with 14% from organic revenue growth and the balance from recent acquisitions. The organic growth reflected continued strong demand for products in the power generation, rail, cargo tank, and chemical/industrial markets, as well as nozzles and hanging hardware for retail fueling stations.

Energy earnings increased $134.5 million, or 43%, from the higher organic and acquisition volumes. Energy operating margin declined 60 basis points compared to the prior year, due to the impact of acquisition-related costs, including higher depreciation and amortization, and higher material costs, partially offset by improved operating leverage associated with the higher volumes, strategic pricing, and productivity gains.

Engineered Systems

Our Engineered Systems segment is comprised of two platforms, Fluid Solutions and Refrigeration & Industrial.  The Fluid Solutions platform designs and manufactures pumps, compressors, and chemical proportioning and dispensing products.  The Refrigeration & Industrial platform manufactures products and systems which serve two key end-markets:  Refrigeration & Food Equipment and Other Industrial.

	Years Ended December 31,			% Change
(dollars in thousands)	2012	2011	2010	2012 vs. 2011	2011 vs. 2010
Revenue:
Refrigeration & Industrial
Refrigeration & Food Equipment	$1,373,579	$1,240,938	$1,142,533	10.7%	8.6%
Other Industrial	1,230,263	1,183,700	1,077,311	3.9%	9.9%
	2,603,842	2,424,638	2,219,844	7.4%	9.2%

Fluid Solutions Platform	817,162	677,621	567,914	20.6%	19.3%
Eliminations	(1,460)	(1,524)	(1,316)
	$3,419,544	$3,100,735	$2,786,442	10.3%	11.3%

Segment earnings	$501,952	$445,186	$382,644	12.8%	16.3%
Operating margin	14.7%	14.4%	13.7%

Segment EBITDA	$595,573	$519,962	$455,170	14.5%	14.2%
Segment EBITDA margin	17.4%	16.8%	16.3%

Other measures:
Depreciation and amortization	$93,621	$74,776	$72,526	25.2%	3.1%

Bookings
Refrigeration & Industrial	$2,585,130	$2,512,706	$2,291,896	2.9%	9.6%
Fluid Solutions	796,489	682,832	573,886	16.6%	19.0%
Eliminations	(1,441)	(2,816)	(2,412)
	$3,380,178	$3,192,722	$2,863,370	5.9%	11.5%

Backlog
Refrigeration & Industrial	$516,559	$528,118	$446,267	(2.2)%	18.3%
Fluid Solutions	160,890	54,194	47,123	196.9%	15.0%
Eliminations	(157)	(177)	(315)
	$677,292	$582,135	$493,075	16.3%	18.1%

Components of revenue growth:				2012 vs. 2011	2011 vs. 2010
Organic growth				5.6%	9.4%
Acquisitions				6.1%	0.6%
Foreign currency translation				(1.4)%	1.3%
				10.3%	11.3%

2012 Versus 2011

Engineered Systems 2012 revenue increased $318.8 million or 10% driven by organic revenue growth of 6% and growth from recent acquisitions of 6%, offset by a 2% unfavorable foreign currency impact.

•	Revenue of our Refrigeration & Industrial platform, which serves our refrigeration and food equipment and other industrial end-markets, increased $179.2 million or 7%.

•
Revenue derived from refrigeration and food equipment markets (representing 40% of 2012 segment revenue) increased $132.6 million or 11%, with 2% of the revenue growth generated by the Anthony and Advansor acquisitions, and the remaining 9% of the growth reflecting solid demand for refrigeration systems fueled by remodel activity at major retail chains, as well as increased demand for foodservice equipment through dealer and direct channels and for beverage can-making equipment, especially in Asia.

•
Revenue generated by our businesses serving other industrial markets (36% of 2012 segment revenue) increased $46.6 million or 4%. The increase was driven by higher demand for waste and recycling equipment and industrial automation machinery, along with increased demand for vehicle services in the important Asian markets and strong first-half demand for hydraulic equipment serving the mining and utility sectors.

•
Revenue of our Fluid Solutions platform (24% of 2012 segment revenue) increased by $139.5 million or 21% reflecting the favorable impact of recent acquisitions, most notably Maag Pump Systems, which was acquired in the first quarter of 2012, partly offset by a 1% decline in organic revenue, primarily resulting from weakness in our European markets.

Engineered Systems segment earnings in 2012 increased $56.8 million or 13% compared with 2011, due to the impact of recent acquisitions, favorable net material cost, and productivity improvements, partially offset by weakened Europe markets and unfavorable foreign currency impacts. Operating margin increased 30 basis points compared to 2011, as favorable pricing and productivity benefits more than offset acquisition-related costs and unfavorable foreign currency impacts.

Segment bookings for 2012 and backlog at December 31, 2012 increased compared to 2011 levels, primarily from higher pump equipment orders associated with Maag. Our 2012 Refrigeration & Industrial year-end backlog level declined slightly compared to 2011, which included significant refrigeration bookings for Target's P-fresh remodeling project, which is nearing completion.

2011 Versus 2010

Engineered Systems 2011 revenue increased 11%, driven by organic revenue growth of 9%, favorable foreign currency of 1% and a negligible impact from recent acquisitions.

•	Revenue of our refrigeration & industrial platform, which serves our refrigeration and food equipment, waste and recycling, and other industrial end-markets, increased $204.8 million or 9%.

•
Revenue from refrigeration and food equipment (representing 40% of 2011 segment revenue) increased $98 million or 9% reflecting strong demand for refrigeration systems fueled by remodel activity at major retail chains.

•
Performance by our businesses serving the waste and recycling and other industrial markets (38% of 2011 segment revenue) was driven by increased global demand for industrial automation machinery, improving demand for vehicle services in the important Asian markets and a market rebound in hydraulic equipment due in part to strength in the mining sector, partially offset by a double-digit decline in waste and recycling revenue given continued constraints on municipal spending. These factors combined to increase other industrial revenue by $106 million or 10%.

•
Revenue of our fluid solutions platform (22% of 2011 segment revenue) increased by $110 million or 19% reflecting strong demand for pumps in the chemical, transport, and hygienic markets and increasing demand for heat exchange systems, coupled with the benefits from geographic expansion, particularly in Asia, and price increases necessary to cover rising commodity costs.

Engineered Systems segment earnings increased $62.5 million or 16% on the strength of increased volume. Operating margin expanded by 70 basis points, as a result of positive pricing actions and productivity savings, which more than offset cost escalation and unfavorable product mix.

Printing & Identification

Our Printing & Identification segment is a worldwide supplier of precision marking and coding, printing, dispensing, soldering and coating equipment and related consumables and services.  The segment serves two broad global end- markets:  Fast Moving Consumer Goods ("FMCG") and Industrial.  As discussed previously, two businesses serving the electronic assembly and test markets, namely ECT and DEK, were reclassified to discontinued operations in the fourth quarter of 2012, as we expect to divest these businesses in 2013. The discussion that follows addresses only the remaining continuing operations of the segment.

	Years Ended December 31,			% Change
(dollars in thousands)	2012	2011	2010	2012 vs. 2011	2011 vs. 2010
Revenue:
Fast Moving Consumer Goods	$588,856	$581,158	$545,000	1.3%	6.6%
Industrial	407,675	427,078	398,681	(4.5)%	7.1%
Total	$996,531	$1,008,236	$943,681	(1.2)%	6.8%

Segment earnings	$135,159	$141,561	$151,235	(4.5)%	(6.4)%
Operating margin	13.6%	14.0%	16.0%

Segment EBITDA	$168,761	$175,043	$184,805	(3.6)%	(5.3)%
Segment EBITDA margin	16.9%	17.4%	19.6%

Other measures:
Depreciation and amortization	$33,602	$33,482	$33,570	0.4%	(0.3)%
Bookings	999,054	1,018,355	959,177	(1.9)%	6.2%
Backlog	97,857	94,557	90,554	3.5%	4.4%

Components of revenue growth:				2012 vs. 2011	2011 vs. 2010
Organic growth				2.4%	3.3%
Acquisitions				—%	—%
Foreign currency translation				(3.6)%	3.5%
				(1.2)%	6.8%

2012 Versus 2011

Printing & Identification segment revenue decreased $11.7 million or 1% compared to 2011, attributable to 2% organic revenue growth, primarily driven by higher FMCG end market revenue, more than offset by a 3% unfavorable foreign currency impact.

•
FMCG revenue (representing 59% of 2012 segment revenue) grew $7.7 million or 5% year-over-year, excluding a 4% unfavorable impact from foreign currency. Despite economic weakness in Europe, growth was driven by continued market acceptance of our new products and added sales and service resources in key regional markets.

•
Industrial revenue (41% of 2012 segment revenue) contracted 1% compared with the prior year, excluding a 4% unfavorable impact from foreign currency, reflecting weaker European and slowing Asia markets.

Printing & Identification segment earnings declined $6.4 million or 5% in 2012 compared to 2011, resulting in an operating margin decline of 40 basis points.  The margin decline is primarily attributed to lower industrial end market volumes, key strategic investments for growth and restructuring expenses recognized in the first half of 2012, partially offset by ongoing productivity improvements and a partial year of restructuring savings.

Bookings for 2012 decreased 2% as compared to 2011, principally due to unfavorable currency, while backlog levels at December 31, 2012 increased 4% compared to the prior year end.

2011 Versus 2010

Printing & Identification segment 2011 revenue increased $64.6 million or 7% compared with 2010, with over 3% organic revenue growth and 3.5% favorable foreign currency impact.

•
FMCG revenue (representing 58% of 2011 segment revenue) grew in excess of 3% year-over-year, excluding a 3.5% favorable impact from foreign currency, as new product introductions gained traction as the year progressed, offset partially by softening European markets at the end of the year.

•	Industrial revenue (42% of 2011 segment revenue) was up similarly in excess of 3% versus the prior year, excluding a 3.5% favorable impact from foreign currency.

Printing & Identification segment earnings declined $9.7 million in 2011 compared to 2010, resulting in an operating margin decline of 200 basis points.  The margin decline is primarily attributed to unfavorable regional mix and new product introduction costs. We also completed several small employee reduction in force programs across targeted businesses to streamline operations and to align more closely with our growth in geographic end markets. Costs related to these programs were not significant.

FINANCIAL CONDITION

We assess our liquidity in terms of our ability to generate cash to fund our operating, investing, and financing activities. Significant factors affecting liquidity are: cash flows generated from operating activities, capital expenditures, acquisitions, dispositions, dividends, repurchase of outstanding shares, adequacy of available commercial paper and bank lines of credit, and the ability to attract long-term capital with satisfactory terms.  We generate substantial cash from the operations of our businesses and remain in a strong financial position, with sufficient liquidity available for reinvestment in existing businesses and strategic acquisitions.

Cash Flow Summary

The following table is derived from our Consolidated Statement of Cash Flows:

	Years Ended December 31,
Cash Flows from Continuing Operations (in thousands)	2012	2011	2010
Net Cash Flows Provided By (Used In):
Operating activities	$1,261,160	$948,864	$830,295
Investing activities	(1,345,888)	(1,012,430)	(166,444)
Financing activities	(342,942)	(50,501)	(304,788)

Operating Activities

Cash provided by operating activities in 2012 increased $312.3 million, primarily due to increased net earnings in 2012 and reduced investment in working capital relative to 2011. Higher sales volume increased 2012 net earnings before depreciation and amortization by $127 million as compared with 2011. Our net cash flow increased $129 million on the change in working capital year-over-year, as we converted working capital of approximately $31 million to cash in 2012, while we invested $98 million in working capital in 2011. Additionally, 2012 cash flow increased $77 million from the year-over-year change in income tax accruals. In 2012, our tax provision exceeded our payments leading to an increase in the accrued tax balance, while in 2011 we made tax payments in excess of the 2011 provision, in part due to 2011 settlement activity, which reduced the accrued tax balance.

Cash provided by operating activities in 2011 increased $118.6 million, primarily due to increased earnings in 2011 and reduced investment in working capital relative to 2010. Higher sales volume increased 2011 net earnings before depreciation and amortization by $215 million as compared with 2010. Our investment in working capital was $59 million lower than in 2010, at which time a working capital build-up was necessary to support revenue levels recovering from the 2009 declines. These increases in cash flow were partially offset by $170 million of higher income tax payments resulting from our higher earnings and 2011 tax settlement activity, as well as higher employee incentive compensation payments and reductions in deferred revenue.

Pension and Post-Retirement Activity. Post-retirement costs relating to pension and other employee-related defined benefit plans affect results in all segments. We recorded net periodic benefit costs of $44 million, $40 million, and $33 million in 2012, 2011, and 2010, respectively, relating to our benefit plans (including our defined benefit, supplemental, and post-retirement plans). The main drivers of fluctuations in expense from year to year are assumptions in formulating our long-term estimates, including discount rates used to value plan obligations, expected returns on plan assets, the service and interest costs, and the amortization of actuarial gains and losses. In 2012, the actual return on plan assets increased consistent with increased returns within the global equity markets. In 2011, the actual return on U.S. plan assets increased, while returns on our non-U.S. plans declined, as a result of the different mix of investments in the plans. In 2013, we expect our net periodic benefit cost to be approximately $60 million, with the increase compared to 2012 being attributed to the lower discount rates used to value the post-retirement obligations, higher amortization relating to unrecognized asset losses, and an increase in participants in our supplemental retirement plans.

The funded status of our qualified defined benefit pension plans is dependent upon many factors, including returns on invested assets, the level of market interest rates, and the level of funding. We contribute cash to our plans at our discretion, subject to applicable regulations and minimum contribution requirements. At December 31, 2012, the projected benefit obligations of our qualified defined benefit plans reflected underfunding by $153 million, which includes $49 million relating to the U.S. Dover Corporate Pension Plan and $103 million relating to our significant international pension plans, some in locations where it is not economically advantageous to pre-fund the plans due to local regulations. The majority of the international obligations relate to defined pension plans operated by our businesses in Germany, the United Kingdom, and Switzerland. Cash contributions to qualified defined benefit pension plans in 2012, 2011, and 2010 totaled $28 million, $49 million, and $38 million, respectively. In 2013, we expect to contribute $20 to $40 million to our U.S. qualified defined benefit plan and approximately $14 million to our non-U.S. plans. See Note 14 to the Consolidated Financial Statements in Item 8 of this Form 10-K for further discussion regarding our post-retirement plans.

Adjusted Working Capital. In 2012, Adjusted Working Capital (a non-GAAP measure calculated as accounts receivable, plus inventory, less accounts payable) increased from 2011 by $111 million, or 8%, to $1.4 billion, which reflected an increase in receivables of $107 million, an increase in net inventory of $139 million, and an increase in accounts payable of $135 million, generally due to the impact of 2012 acquisitions. Excluding acquisitions and the effects of foreign exchange translation of $11 million, Adjusted Working Capital would have decreased by $30 million, or 2%.

Investing Activities

Cash used in investing activities results from cash outflows for capital expenditures, acquisitions, and short-term investments, partially offset by proceeds from sales of businesses, property, plant and equipment, and short-term investments.  In 2012, we used cash in investing activities of $1.3 billion compared to $1.0 billion in 2011, driven by the following factors:

•
Acquisitions. In 2012, we used $1.0 billion to acquire seven businesses, including $266 million for Maag Pump Systems, a European acquisition for our Fluid Solutions platform, $119 million for the cash portion of the purchase price paid for PCS, a second quarter acquisition in our Energy segment, and $603 million for Anthony International, a fourth quarter acquisition for our Refrigeration & Industrial platform. A portion of the PCS acquisition was also funded by the issuance of Dover stock valued at $101 million at the date of acquisition. Cash paid for the 2012 acquisitions is net of $45 million received as final payment for settlement of purchase price adjustments for post-acquisition contingencies relating to the 2011 Sound Solutions acquisition by our Communication Technologies segment. In comparison, in 2011, we used $1.4 billion to acquire nine businesses, including $401 million for the acquisition of Harbison-Fischer by our Energy segment and $824 million for the acquisition of Sound Solutions. See Note 2 to the Consolidated Financial Statements in Item 8 of this Form 10-K for additional information with respect to recent acquisitions.

•
Capital spending. Capital expenditures, primarily to support capacity expansion, innovation, and cost savings, were $297 million in 2012 and $263 million in 2011. Our capital expenditures were approximately $34 million higher in the 2012 period as compared to 2011, reflecting continued investment in capacity expansion to support growth in the handset market with significant investments to increase MEMs manufacturing capacity in our domestic and Asian facilities, along with other investments supporting growth in our energy production end markets. We expect 2013 capital expenditures as a percentage of revenue to approximate 3.5%.

•
Proceeds from sale of businesses. In 2011, we generated cash of $517 million, primarily from the sale of Paladin Brands, Crenlo, and Heil Trailer, three businesses that had operated in our Engineered Systems segment.

•
Short-term investments. We typically invest cash in excess of near-term requirements in short-term investments. In 2011, we generated proceeds of $124 million from the sale of short-term investments, which were liquidated to provide cash for 2011 acquisitions. We held no short-term investments during 2012.

We anticipate that capital expenditures and any acquisitions we make through the remainder of 2013 will be funded from available cash and internally generated funds and, if necessary, through the issuance of commercial paper, the use of established lines of credit, or accessing the public debt or equity markets.

Financing Activities

Our cash flow from financing activities generally relates to the use of cash for purchases of our common stock and payment of dividends, offset by net borrowing activity and proceeds from exercise of stock options.  For 2012, we used cash of $343 million for financing activities compared to $51 million in 2011, with the activity attributed to the following:

•
Long-term debt. In the 2012 period, we had negligible reductions in long-term debt. However, in the 2011 period, we received proceeds of $789 million from the issuance of 4.3% 10-year Notes due 2021 and 5.375% 30-year Notes due 2041.  These proceeds were used to fund acquisitions made in the first quarter of 2011 and repay $400 million of other borrowings which came due during the period.

•	Notes payable. In December 2012, we received proceeds of $608 million from commercial paper issued principally to fund the fourth quarter Anthony acquisition.

•
Treasury purchases. In November 2012, Dover's Board of Directors approved an additional $1 billion stock repurchase program, to drive additional shareholder value. As a result, our 2012 activity includes incremental share buy-backs under the above-mentioned program and the repurchase of shares to offset the dilutive impact of shares issued for the second quarter acquisition of PCS, in addition to the typical repurchase of shares to offset the dilutive impact of shares issued under our equity compensation plans. In total, we used $749 million in 2012 to purchase 12.3 million shares of our common stock in the open market. In 2011, we purchased approximately 4.0 million shares for $242 million.

•
Dividend payments. Total dividend payments to common shareholders were $241 million in 2012 and $219 million in 2011. Our dividends per common share increased 13% to $1.33 per share in 2012 compared to $1.18 per share in 2011. This represents the 57th consecutive year that our dividend has increased.

•
Proceeds from the exercise of stock options. We received $43 million from employee exercises of stock options in 2012, compared to $40 million in 2011, with the variance attributed to a greater number of options exercised in the 2012 period.

Cash Flows from Discontinued Operations

In 2012, 2011, and 2010 our businesses reported as discontinued operations generated cash flow of $5 million, $117 million, and $100 million, respectively. The 2011 and 2010 amounts reflect cash flows from the three businesses sold in the third and fourth quarters of 2011, as well as cash flows from the two businesses reclassified to discontinued operations in 2012. The significant decrease in 2012 cash flows from discontinued operations, relative to the prior years, reflects a significant decrease in 2012 earnings from the businesses reclassified in 2012, as well as the the absence of cash flows from the businesses sold in 2011.

Liquidity and Capital Resources

Free Cash Flow

In addition to measuring our cash flow generation and usage based upon the operating, investing, and financing classifications included in the Consolidated Statements of Cash Flows, we also measure free cash flow (a non-GAAP measure). We believe that free cash flow is an important measure of operating performance because it provides management and investors a measurement of cash generated from operations that is available to repay debt, pay dividends, fund acquisitions, and repurchase our common stock. For further information, see the Non-GAAP Disclosures at the end of this Item 7.

The following table reconciles our free cash flow to cash flow provided by operating activities:

	Years Ended December 31,
Free Cash Flow (dollars in thousands)	2012	2011	2010
Cash flow provided by operating activities	$1,261,160	$948,864	$830,295
Less: Capital expenditures	(297,012)	(262,676)	(169,297)
Free cash flow	$964,148	$686,188	$660,998
Free cash flow as a percentage of revenue	11.9%	9.3%	10.8%

For 2012, we generated free cash flow of $964.1 million, representing 11.9% of revenue and 115.7% of earnings from continuing operations, while continuing to make investments necessary to support our growth. Free cash flow in 2011 was $686.2 million or 9.3% of revenue, compared to $661.0 million, or 10.8% of revenue in 2010. The increase in 2012 free cash flow reflects higher earnings from continuing operations before depreciation and amortization and a $129 million positive change in working capital year-over-year, offset in part by higher capital expenditures in 2012 necessary to fund expansion in the Company’s high-growth businesses. We expect to generate free cash flow in 2013 of approximately 10% of revenue, consistent with our historical performance.

The 2011 increase in free cash flow compared to 2010 reflects higher earnings from continuing operations and lower investment in working capital, partially offset by higher tax payments and increased capital expenditures in 2011.

Net Debt to Net Capitalization

We utilize the net debt to net capitalization calculation (a non-GAAP measure) to assess our overall financial leverage and capacity and believe the calculation is useful to investors for the same reason. The following table provides a reconciliation of net debt to net capitalization to the most directly comparable GAAP measures:

Net Debt to Net Capitalization Ratio (dollars in thousands)	December 31, 2012	December 31, 2011	December 31, 2010
Current maturities of long-term debt	$3,266	$1,022	$1,590
Commercial paper	607,500	—	15,000
Long-term debt	2,189,350	2,186,230	1,790,886
Total debt	2,800,116	2,187,252	1,807,476
Less: Cash, cash equivalents, and short-term investments	(800,076)	(1,206,755)	(1,309,095)
Net debt	2,000,040	980,497	498,381
Add: Stockholders' equity	4,919,230	4,930,555	4,526,562
Net capitalization	$6,919,270	$5,911,052	$5,024,943
Net debt to net capitalization	28.9%	16.6%	9.9%

Our net debt to net capitalization ratio increased at December 31, 2012 compared to the prior year-end, primarily due to the use of cash and borrowings to fund acquisitions totaling $1.0 billion during the year. Total borrowings are higher by $613 million at December 31, 2012, primarily due to commercial paper issued in the fourth quarter to fund acquisitions. We expect to replace these commercial paper borrowings with long-term fixed rate notes in 2013.

Our net debt to net capitalization ratio increased at December 31, 2011 compared to the 2010 year end primarily due to the use of cash and debt to fund acquisitions totaling $1.4 billion during the year. Total net borrowings increased by $380 million during 2011, primarily due to $789 million net proceeds received from the 4.3% 10-year Notes due 2021 and 5.375% 30-year Notes due 2041 issued in February, approximately half of which was used to repay outstanding commercial paper balances incurred to retire $400 million of notes which came due earlier in February 2011. In 2011, we also received cash proceeds of $517 million, primarily from the sale of three businesses.

We use commercial paper borrowings for general corporate purposes, including the funding of acquisitions and the repurchase of our common stock. We currently maintain an unsecured revolving credit facility with a syndicate of banks which permits borrowings up to $1 billion and expires on November 10, 2016. This facility is used primarily as liquidity back-up for our commercial paper program. We have not drawn down any loans under this facility nor do we anticipate doing so. If we were to draw down a loan, at our election, the loan would bear interest at a Eurodollar or Sterling rate based on LIBOR, plus an applicable margin ranging from 0.565% to 1.225% (subject to adjustment based on the rating accorded our senior unsecured debt by S&P and Moody’s) or at a base rate pursuant to a formula defined in the facility. Under this facility, we are required to maintain an interest coverage ratio of EBITDA to consolidated net interest expense of not less than 3.0 to 1. We were in compliance with this covenant and our other long-term debt covenants at December 31, 2012 and had a coverage ratio of 13.9 to 1. We are not aware of any potential impairment to our liquidity and expect to remain in compliance with all of our debt covenants.

We also have a current shelf registration statement filed with the SEC with remaining capacity of $1 billion that allows for the issuance of additional debt securities that may be utilized in one or more offerings on terms to be determined at the time of the offering. Net proceeds of any offering would be used for general corporate purposes, including repayment of existing indebtedness, capital expenditures, and acquisitions.

At December 31, 2012, our cash and cash equivalents totaled $800 million, of which approximately $700 million was held outside the United States. Cash equivalents are invested in highly liquid investment grade money market instruments with maturities of three months or less. We regularly invest cash in excess of near-term requirements in short-term investments, which consist of investment grade time deposits with original maturity dates at the time of purchase greater than three months, up to twelve months. We held no short-term investments at December 31, 2012 or 2011.

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

Our ability to obtain debt financing at comparable risk-based interest rates is partly a function of our existing cash-flow-to-debt and debt-to-capitalization levels as well as our current credit standing. Our credit ratings, which are independently developed by the respective rating agencies, were as follows as of December 31, 2012:

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

Off-Balance Sheet Arrangements and Contractual Obligations

As of December 31, 2012, we had approximately $96.7 million outstanding in letters of credit with financial institutions, which expire at various dates in 2013 through 2017. These letters of credit are primarily maintained as security for insurance, warranty and other performance obligations. In general, we would only be liable for the amount of these guarantees in the event of default in the performance of our obligations, the probability of which we believe is remote.

We have also provided typical indemnities in connection with sales of certain businesses and assets, including representations and warranties and related indemnities for environmental, health and safety, tax, and employment matters. We do not have any material liabilities recorded for these indemnifications and are not aware of any claims or other information that would give rise to material payments under such indemnities.

A summary of our consolidated contractual obligations and commitments as of December 31, 2012 and the years when these obligations are expected to be due is as follows:

		Payments Due by Period
(in thousands)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Other (5)
Long-term debt (1)	$2,192,616	$3,266	$302,086	$—	$1,887,264	$—
Interest expense (2)	1,816,585	117,788	232,529	206,326	1,259,942	—
Rental commitments	271,505	63,228	87,534	47,206	73,537	—
Purchase obligations (3)	41,660	35,245	6,401	14	—	—
Capital leases	6,839	2,552	2,644	855	788	—
Supplemental & post-retirement benefits (4)	167,976	21,045	44,299	21,939	80,693	—
Uncertain tax positions (5)	214,064	1,214	—	—	—	212,850
Total obligations	$4,711,245	$244,338	$675,493	$276,340	$3,302,224	$212,850
_________

(1)	See Note 9 to the Consolidated Financial Statements. Amounts represent total long-term debt, including current maturities.
(2)	Amounts represent estimate of future interest payments on long-term debt using the interest rates in effect at December 31, 2012.
(3)	Amount includes purchase obligations totaling $36,473 relating to businesses reported within discontinued operations at December 31, 2012.
(4)
Amounts represent estimated benefit payments under our supplemental and post-retirement benefit plans. See Note 14 to the Consolidated Financial Statements. We also expect to contribute approximately $20 to $40 million to our qualified defined benefit plans in 2013, which amount is not reflected in the above table.

(5)
Amount in "Other" column includes $63,059 reported within discontinued operations at December 31, 2012. Due to the uncertainty of the potential settlement of future uncertain tax positions, we are unable to estimate the timing of the related payments, if any, that will be made subsequent to 2013. These amounts do not include the potential indirect benefits resulting from deductions or credits for payments made to other jurisdictions.

Financial Instruments and Risk Management

The diverse nature of our businesses’ activities necessitates the management of various financial and market risks, including those related to changes in interest rates, foreign currency exchange rates, and commodity prices. We periodically use derivative financial instruments to manage some of these risks. We do not hold or issue derivative instruments for trading or speculative purposes. We are exposed to credit loss in the event of nonperformance by counterparties to our financial instrument contracts; however, nonperformance by these counterparties is considered unlikely as our policy is to contract with highly-rated, diversified counterparties.

Interest Rate Exposure

We may from time to time enter into interest rate swap agreements to manage our exposure to interest rate changes. As of December 31, 2012, we did not have any open interest rate swap contracts. We issue commercial paper, which exposes us to changes in variable interest rates; however, maturities are typically three months or less so a change in rates over this period would have an immaterial impact on our pre-tax earnings.

We consider our current risk related to market fluctuations in interest rates to be minimal since our debt is largely long-term and fixed-rate in nature. Generally, the fair market value of fixed-interest rate debt will increase as interest rates fall and decrease as interest rates rise. A 100 basis point increase in market interest rates would decrease the 2012 year-end fair value of our long-term debt by approximately $250 million. However, since we have no plans to repurchase our outstanding fixed-rate instruments before their maturities, the impact of market interest rate fluctuations on our long-term debt does not affect our results of operations or financial position.

Foreign Currency Exposure

We conduct business in various non-U.S. countries, primarily in Canada, Mexico, substantially all of the European countries, Brazil, Argentina, Malaysia, China, India, and other Asian countries. Therefore, we have foreign currency risk relating to receipts from customers, payments to suppliers, and intercompany transactions denominated in foreign currencies. We will occasionally use derivative financial instruments to offset such risks, when it is believed that the exposure will not be limited by our normal operating and financing activities. We have formal policies to mitigate risk in this area by using fair value and/or cash flow hedging programs. We have not had material foreign currency hedging activity in recent years.

Changes in the value of the currencies of the countries in which we operate affect our results of operations, financial position, and cash flows when translated into U.S. dollars, our reporting currency. The strengthening of the U.S dollar could result in unfavorable translation effects as the results of foreign operations are translated into U.S. dollars. We have generally accepted the exposure to exchange rate movements relative to our investment in non-U.S. operations. We may, from time to time, for a specific exposure, enter into fair value hedges, and at December 31, 2012, we had one outstanding floating-to-floating cross currency swap agreement for a total notional amount of $50 million in exchange for CHF 65.1 million, which matures on October 15, 2015. This transaction hedges a portion of our net investment in non-U.S. operations. The agreement qualifies as a net investment hedge and changes in the fair value are reported within the cumulative translation adjustment section of other comprehensive earnings, with any hedge ineffectiveness being recognized in current earnings. The fair values at December 31, 2012 and 2011 reflected cumulative losses of $22.7 million and $21.7 million, respectively, due to the strengthening of the Swiss franc relative to the U.S. dollar over the term of this arrangement.

Commodity Price Exposure

Certain of our businesses are exposed to volatility in the prices of certain commodities, such as aluminum, steel, copper, and various precious metals, among others. Our primary exposure to commodity pricing volatility relates to the use of these materials in purchased component parts or the purchase of raw materials. When possible, we maintain long-term fixed price contracts on raw materials and component parts; however, we are prone to exposure as these contracts expire. We may, from time to time, for a specific exposure, enter into cash flow hedges to mitigate our risk to commodity pricing; however, we had no such contracts outstanding at December 31, 2012.

Critical Accounting Policies

Our consolidated financial statements and related public financial information are based on the application of generally accepted accounting principles in the United States of America (“GAAP”). GAAP requires the use of estimates, assumptions, judgments, and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue, and expense amounts we report. These estimates can also affect supplemental information contained in our public disclosures, including information regarding contingencies, risk, and our financial condition. The significant accounting policies used in the preparation of our consolidated financial statements are discussed in Note 1. The accounting assumptions and estimates discussed in the section below are those that we consider most critical to an understanding of our financial statements because they inherently involve significant judgments and estimates. We believe our use of estimates and underlying accounting assumptions conforms to GAAP and is consistently applied. We review valuations based on estimates for reasonableness on a consistent basis.

•
Revenue is recognized when all of the following circumstances are satisfied: a) persuasive evidence of an arrangement exists, b) price is fixed or determinable, c) collectability is reasonably assured, and d) delivery has occurred or services have been rendered. The majority of our revenue is generated through the manufacture and sale of a broad range of specialized products and components, with revenue recognized upon transfer of title and risk of loss, which is generally upon shipment. Service revenue represents less than 10% of our total revenue and is recognized as the services are performed. In limited cases, our revenue arrangements with customers require delivery, installation, testing, certification, or other acceptance provisions to be satisfied before revenue is recognized. We do not have significant multiple deliverable arrangements.

•
Inventories for the majority of our subsidiaries, including all international subsidiaries, are stated at the lower of cost, determined on the first-in, first-out (FIFO) basis, or market. Other domestic inventories are stated at cost, determined on the last-in, first-out (LIFO) basis, which is less than market value. Under certain market conditions, estimates and judgments regarding the valuation of inventories are employed by us to properly value inventories. Businesses within our Communication Technologies and Printing & Identification segments tend to experience somewhat higher levels of inventory value fluctuations, particularly given the relatively high rate of product obsolescence over relatively short periods of time.

•
We have significant tangible and intangible assets on our balance sheet that include goodwill and other intangibles related to acquisitions. The valuation and classification of these assets and the assignment of useful depreciation and amortization lives involve significant judgments and the use of estimates. The testing of these intangibles under established accounting guidelines for impairment also requires significant use of judgment and assumptions, particularly as it relates to the identification of reporting units and the determination of fair market value. Our assets and reporting units are tested and reviewed for impairment on an annual basis during the fourth quarter or, when indicators of impairment exist, such as a significant sustained change in the business climate, or when a significant portion of a reporting unit is to be reclassified to discontinued operations, during the interim periods. We estimate fair value using discounted cash flow analyses (i.e. an income approach) which incorporate management assumptions relating to future growth and profitability. Changes in business or market conditions could impact the future cash flows used in such analyses. We believe that our use of estimates and assumptions are reasonable and comply with generally accepted accounting principles. We performed the annual impairment testing of our 17 identified reporting units in the fourth quarter of 2012, and the fair value of 16 of the reporting units exceeded the carrying value by at least 20% and, in most cases, significantly more. If the fair value of each of these reporting units was decreased by 10%, the resulting fair value would still have exceeded the carrying value and no impairment would have been recognized. The testing of the goodwill of our ECT business upon reclassification to discontinued operations in the fourth quarter resulted in a goodwill impairment on the basis of the fair value assumptions predicated on an anticipated sale. As a result, we computed a goodwill impairment of $63.8 million ($54.9 million, net of tax) that was recognized in the fourth quarter of 2012 within the results of discontinued operations.

•
The valuation of our pension and other post-retirement plans requires the use of assumptions and estimates that are used to develop actuarial valuations of expenses and assets/liabilities. Inherent in these valuations are key assumptions, including discount rates, investment returns, projected salary increases and benefits, and mortality rates. Annually, we review the actuarial assumptions used in our pension reporting and compare them with external benchmarks to ensure that they accurately account for our future pension obligations. Changes in assumptions and future investment returns could potentially have a material impact on our pension expense and related funding requirements. Our expected long-term rate of return on plan assets is reviewed annually based on actual returns, economic trends and portfolio allocation. Our discount rate assumption is determined by developing a yield curve based on high quality corporate bonds with maturities matching the plans’ expected benefit payment streams. The plans’ expected cash flows are then discounted by the resulting year-by-year spot rates. As disclosed in Note 14 to the Consolidated Financial Statements, the 2012 weighted-average discount rates used to measure our qualified defined benefit, supplemental, and other post-retirement obligations ranged from 3.31% to 4.05%, reduced from the 2011 rates, which ranged from 4.45% to 4.85%. The reduced discount rates are reflective of the decline in global market interest rates over these periods. A 25 basis point decrease in the discount rates used for these plans would have increased the post retirement benefit obligations by approximately $43.1 million from the amount recorded in the financial statements at December 31, 2012. Our pension expense is also sensitive to changes in the expected long-term rate of return on plan assets. A decrease of 25 basis points in the expected long-term rate of return on assets would have increased our defined benefit pension expense by approximately $1.7 million.

•
We have significant amounts of deferred tax assets that are reviewed for recoverability and valued accordingly. These assets are evaluated by using estimates of future taxable income streams and the impact of tax planning strategies. Reserves are also estimated, using more likely than not criteria, for ongoing audits regarding federal, state, and international issues that are currently unresolved. We routinely monitor the potential impact of these situations and believe that we have established the proper reserves. Reserves related to tax accruals and valuations related to deferred tax assets can be impacted by changes in tax codes and rulings, changes in statutory tax rates, and our future taxable income levels. The provision for uncertain tax positions provides a recognition threshold and measurement attribute for financial statement tax benefits taken or expected to be taken in a tax return and disclosure requirements regarding uncertainties in income tax positions. The tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. We record interest and penalties related to unrecognized tax benefits as a component of our provision for income taxes.

•
We have significant accruals and reserves related to the self-insured portion of our risk management program. These accruals require the use of estimates and judgment with regard to risk exposure and ultimate liability. We estimate losses under these programs using actuarial assumptions, our experience, and relevant industry data. We review these factors quarterly and consider the current level of accruals and reserves adequate relative to current market conditions and experience.

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

•
We will from time to time discontinue certain operations for various reasons. Estimates are used to adjust, if necessary, the assets and liabilities of discontinued operations, including goodwill, to their estimated fair market value. These estimates include assumptions relating to the proceeds anticipated as a result of the sale. Fair value is established using internal valuation calculations along with market analysis of similar-type entities. The adjustments to fair market value of these operations provide the basis for the gain or loss when sold. Changes in business conditions or the inability to sell an operation could potentially require future adjustments to these estimates. As noted above, we recognized a goodwill impairment charge of $63.8 million in the fourth quarter of 2012, as determined at the time one of our reporting units was reclassified to discontinued operations. We will continue to evaluate the businesses held for sale for impairment at each reporting period.

•
We are required to recognize in our consolidated statements of earnings the expense associated with all share-based payment awards made to employees and directors, including stock options, stock appreciation rights (SARs), restricted stock, and performance share awards. We use the Black-Scholes valuation model to estimate the fair value of SARs and stock options granted to employees. The model requires that we estimate the expected life of the SAR or option, expected forfeitures and the volatility of our stock using historical data. We use the Monte Carlo simulation model to estimate fair value of performance share awards which also require us to estimate the volatility of our stock and the volatility of returns on the stock of our peer group as well as the correlation of the returns between the companies in the peer group. For additional information related to the assumptions used, see Note 12 to the Consolidated Financial Statements in Item 8 of this Form 10-K.

Recently Adopted Accounting Standards

In May 2011, the FASB issued ASU 2011-04 which was issued to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and IFRS. ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements particularly for Level 3 fair value measurements.  The Company adopted this guidance on January 1, 2012 and its adoption did not significantly impact the Company's consolidated financial statements.

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

In September 2011, the FASB issued ASU 2011-08 which provides an entity the option to first assess qualitative factors to determine whether it is necessary to perform the current two-step test for goodwill impairment.  If an entity believes, as a result of its qualitative assessment, that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test is required.  Otherwise, no further testing is required. This standard became effective for the Company on January 1, 2012. Its adoption did not impact the Company's consolidated financial statements.

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

In July 2012, the FASB issued ASU 2012-02, which allows an entity to first assess qualitative factors to determine whether it is necessary to perform a quantitative impairment test of an indefinite-lived intangible asset. Per the terms of this ASU, an entity would not be required to calculate the fair value of an indefinite-lived intangible asset unless the entity determines, based on qualitative assessment, that it is not more likely than not, the indefinite-lived intangible asset is impaired. The revised standard is effective for Dover for its annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. The Company does not expect adoption of this ASU to significantly impact its consolidated financial statements.

Non-GAAP Disclosures

In an effort to provide investors with additional information regarding our results as determined by generally accepted accounting principles (GAAP), we also disclose non-GAAP information which we believe provides useful information to investors. Segment EBITDA, segment EBITDA margin, free cash flow, net debt, total debt, net capitalization, the net debt to net capitalization ratio, adjusted working capital, earnings adjusted for non-recurring items, effective tax rate adjusted for discrete and other items, revenue excluding the impact of changes in foreign currency exchange rates, and organic revenue growth are not financial measures under GAAP and should not be considered as a substitute for cash flows from operating activities, debt or equity, earnings, revenue, or working capital as determined in accordance with GAAP, and they may not be comparable to similarly titled measures reported by other companies. We believe that segment EBITDA and segment EBITDA margin are useful to investors and other users of our financial information in evaluating ongoing operating profitability as they exclude the depreciation and amortization expense related primarily to capital expenditures and acquisitions that occurred in prior years, as well as in evaluating operating performance in relation to our competitors. Segment EBITDA is calculated by adding back depreciation and amortization expense to segment earnings. Segment margin is calculated as segment EBITDA divided by segment revenue.
We believe the net debt to net capitalization ratio and free cash flow are important measures of operating performance and liquidity. Net debt to net capitalization is helpful in evaluating our capital structure and the amount of leverage we employ. Free cash flow provides both management and investors a measurement of cash generated from operations that is available to fund acquisitions, pay dividends, repay debt, and repurchase our common stock. Reconciliations of free cash flow, total debt, and net debt can be found above in this Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operation. We believe that reporting our effective tax rate adjusted for discrete and other items is useful to management and investors as it facilitates comparisons of our ongoing tax rate to prior and future periods and our peers. We believe that reporting adjusted working capital (also sometimes called “working capital”), which is calculated as accounts receivable, plus inventory, less accounts payable, provides a meaningful measure of our operational results by showing the changes caused solely by revenue. We believe that reporting adjusted working capital and revenues at constant currency, which excludes the positive or negative impact of fluctuations in foreign currency exchange rates, provides a meaningful measure of our operational changes, given the global nature of our businesses. We believe that reporting organic revenue and organic revenue growth, which exclude the impact of foreign currency exchange rates and the impact of acquisitions and divestitures, provides a useful comparison of our revenue performance and trends between periods.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this section is incorporated by reference to the section, Financial Instruments and Risk Management, included within the MD&A in Item 7.

ITEM 8. FINANCIAL STATEMENT AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND
FINANCIAL STATEMENT SCHEDULE

Page

49	Management's Report on Internal Control Over Financial Reporting
50	Report of Independent Registered Public Accounting Firm
51	Consolidated Statements of Earnings
52	Consolidated Statements of Comprehensive Earnings
53	Consolidated Balance Sheets
54	Consolidated Statements of Stockholders' Equity
55	Consolidated Statements of Cash Flows
56	Notes to Consolidated Financial Statements
90	Financial Statement Schedule - Schedule II, Valuation and Qualifying Accounts

 (All other schedules are not required and have been omitted)

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.

Based on its assessment under the criteria set forth in Internal Control — Integrated Framework, management concluded that, as of December 31, 2012, the Company’s internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP.

In making its assessment of internal control over financial reporting as of December 31, 2012, management has excluded Maag Pump Systems, Production Control Services, and Anthony International, three companies acquired in purchase business combinations during 2012. These companies are wholly-owned by the Company and their revenue for the year ended December 31, 2012 represents approximately 2.8% of the Company’s consolidated total revenue for the same period and their excluded assets represent approximately 3.2% of the Company’s consolidated assets as of December 31, 2012.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2012 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Dover Corporation:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Dover Corporation and its subsidiaries at December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control Over Financial Reporting, appearing under Item 8. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

As described in Management's Report on Internal Control Over Financial Reporting, management has excluded from its assessment of internal controls over financial reporting as of December 31, 2012 those companies acquired by the Company in purchase business combinations during 2012. We have also excluded those companies from our audit of internal control over financial reporting. These companies are wholly-owned by the Company and their excluded assets and revenue, comprised primarily of Maag Pump Systems, Production Control Services and Anthony International, represent approximately 3.2% and 2.8%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2012.

/s/ PricewaterhouseCoopers LLP
Chicago, Illinois
February 15, 2013

DOVER CORPORATION
CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands, except per share figures)

	Years Ended December 31,
	2012	2011	2010
Revenue	$8,104,339	$7,369,154	$6,109,507
Cost of goods and services	4,997,274	4,524,351	3,686,861
Gross profit	3,107,065	2,844,803	2,422,646
Selling and administrative expenses	1,841,688	1,720,954	1,499,597
Operating earnings	1,265,377	1,123,849	923,049
Interest expense, net	121,141	115,525	106,371
Other expense (income), net	6,665	(1,938)	3,556
Earnings before provision for income taxes and discontinued operations	1,137,571	1,010,262	813,122
Provision for income taxes	304,452	237,076	193,625
Earnings from continuing operations	833,119	773,186	619,497
Earnings (loss) from discontinued operations, net	(22,049)	122,057	80,607
Net earnings	$811,070	$895,243	$700,104

Earnings per share from continuing operations:
Basic	$4.59	$4.16	$3.31
Diluted	$4.53	$4.09	$3.27

Earnings (loss) per share from discontinued operations:
Basic	$(0.12)	$0.66	$0.43
Diluted	$(0.12)	$0.65	$0.43

Net earnings per share:
Basic	$4.47	$4.82	$3.75
Diluted	$4.41	$4.74	$3.70

Dividends paid per common share	$1.33	$1.18	$1.07

See Notes to Consolidated Financial Statements

DOVER CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(In thousands)

	Years Ended December 31,
	2012	2011	2010

Net earnings	$811,070	$895,243	$700,104

Other comprehensive earnings (loss), net of tax
Foreign currency translation adjustments:
Foreign currency translation gains (losses) during period	38,880	(71,612)	(34,667)
Reclassification of foreign currency translation losses to earnings upon sale of subsidiaries	—	11,090	1,031
Total foreign currency translation	38,880	(60,522)	(33,636)

Pension and other postretirement benefit plans:
Actuarial losses arising during period	(56,159)	(46,284)	(7,342)
Prior service cost arising during period	(4,685)	(1,067)	(1,848)
Amortization of actuarial losses included in net periodic pension cost	8,530	5,646	2,731
Amortization of prior service costs included in net periodic pension cost	5,304	5,390	5,180
Total pension and other postretirement benefit plans	(47,010)	(36,315)	(1,279)

Changes in fair value of cash flow hedges:
Unrealized net gains (losses) arising during period	482	(948)	623
Net gains reclassified into earnings	(357)	(124)	(389)
Total cash flow hedges	125	(1,072)	234

Other	609	238	—

Other comprehensive loss	(7,396)	(97,671)	(34,681)

Comprehensive earnings	$803,674	$797,572	$665,423

See Notes to Consolidated Financial Statements.

DOVER CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	December 31, 2012	December 31, 2011
Current assets:
Cash and cash equivalents	$800,076	$1,206,755
Receivables, net of allowances of $20,392 and $21,238	1,225,898	1,118,848
Inventories, net	872,841	733,807
Prepaid and other current assets	79,094	148,392
Deferred tax assets	49,935	40,376
Total current assets	3,027,844	3,248,178
Property, plant and equipment, net	1,167,052	970,703
Goodwill	4,114,650	3,506,975
Intangible assets, net	1,625,420	1,184,505
Other assets and deferred charges	111,432	103,331
Assets of discontinued operations	397,545	486,860
Total assets	$10,443,943	$9,500,552

Current liabilities:
Notes payable and current maturities of long-term debt	$610,766	$1,022
Accounts payable	651,358	515,847
Accrued compensation and employee benefits	334,634	269,824
Accrued insurance	103,318	103,955
Other accrued expenses	255,632	218,957
Federal and other taxes on income	30,920	30,399
Total current liabilities	1,986,628	1,140,004
Long-term debt	2,189,350	2,186,230
Deferred income taxes	462,244	348,522
Other liabilities	677,533	619,337
Liabilities of discontinued operations	208,958	275,904
Stockholders' equity:
Preferred stock - $100 par value; 100,000 shares authorized; none issued	—	—
Common stock - $1 par value; 500,000,000 shares authorized; 254,119,478 and 250,591,610 shares issued at December 31, 2012 and December 31, 2011, respectively	254,119	250,592
Additional paid-in capital	834,677	663,289
Retained earnings	7,199,227	6,629,116
Accumulated other comprehensive loss	(54,906)	(47,510)
Common stock in treasury	(3,313,887)	(2,564,932)
Total stockholders' equity	4,919,230	4,930,555
Total liabilities and stockholders' equity	$10,443,943	$9,500,552

See Notes to Condensed Consolidated Financial Statements

DOVER CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

	Common Stock $1 Par Value	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Earnings (Loss)	Treasury Stock	Total Stockholders' Equity
Balance at December 31, 2009	$247,342	$497,291	$5,453,022	$84,842	$(2,198,889)	$4,083,608

Net earnings	—	—	700,104	—	—	700,104
Dividends paid	—	—	(200,099)	—	—	(200,099)
Common stock issued for the exercise of stock options and SARs	1,983	69,465	—	—	—	71,448
Tax benefit from the exercise of stock options and SARs	—	6,466	—	—	—	6,466
Stock-based compensation expense	—	21,464	—	—	—	21,464
Common stock issued, other	36	1,771	—	—	—	1,807
Common stock acquired	—	—	—	—	(123,555)	(123,555)
Other comprehensive loss, net of tax	—	—	—	(34,681)	—	(34,681)
Balance at December 31, 2010	$249,361	$596,457	$5,953,027	$50,161	$(2,322,444)	$4,526,562

Net earnings	—	—	895,243	—	—	895,243
Dividends paid	—	—	(219,154)	—	—	(219,154)
Common stock issued for the exercise of stock options and SARs	1,155	25,063	—	—	—	26,218
Tax benefit from the exercise of stock options and SARs	—	8,752	—	—	—	8,752
Stock-based compensation expense	—	25,391	—	—	—	25,391
Common stock issued, other	76	4,780	—	—	—	4,856
Common stock acquired	—	—	—	—	(242,488)	(242,488)
Other comprehensive loss, net of tax	—	—	—	(97,671)	—	(97,671)
Other	—	2,846	—	—	—	$2,846
Balance at December 31, 2011	$250,592	$663,289	$6,629,116	$(47,510)	$(2,564,932)	$4,930,555

Net earnings	—	—	811,070	—	—	811,070
Dividends paid	—	—	(240,959)	—	—	(240,959)
Common stock issued for acquisition	1,636	98,974	—	—	—	100,610
Common stock issued for the exercise of stock options and SARs	1,871	17,210	—	—	—	19,081
Tax benefit from the exercise of stock options and SARs	—	22,771	—	—	—	22,771
Stock-based compensation expense	—	31,251	—	—	—	31,251
Common stock issued, other	20	1,182	—	—	—	1,202
Common stock acquired	—	—	—	—	(748,955)	(748,955)
Other comprehensive loss, net of tax	—	—	—	(7,396)	—	(7,396)
Balance at December 31, 2012	$254,119	$834,677	$7,199,227	$(54,906)	$(3,313,887)	$4,919,230
See Notes to Consolidated Financial Statements

DOVER CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2012	2011	2010
Operating Activities of Continuing Operations
Net earnings	$811,070	$895,243	$700,104

Adjustments to reconcile net earnings to cash from operating activities:
Loss (gain) from discontinued operations, net	22,049	(122,057)	(80,607)
Depreciation and amortization	357,585	290,477	229,237
Stock-based compensation	30,884	25,130	20,407
Provision for losses on accounts receivable (net of recoveries)	5,162	5,694	(153)
Deferred income taxes	(19,023)	3,354	63,913
Employee benefit plan expense	43,912	39,954	32,914
Contributions to employee benefit plans	(48,576)	(63,567)	(58,201)
Loss on extinguishment of long-term debt	—	—	4,343
Other, net	(24,283)	18,313	(32,467)
Cash effect of changes in assets and liabilities (excluding effects of acquisitions, dispositions and foreign exchange):
Accounts receivable	(4,549)	(124,193)	(147,011)
Inventories	(37,986)	(56,145)	(88,552)
Prepaid expenses and other assets	9,066	2,143	8,205
Accounts payable	73,460	82,624	79,183
Accrued compensation and employee benefits	45,475	34,745	80,335
Accrued expenses and other liabilities	(14,779)	(17,858)	32,428
Accrued taxes	11,693	(64,993)	(13,783)
Net cash provided by operating activities of continuing operations	1,261,160	948,864	830,295

Investing Activities of Continuing Operations
Additions to property, plant and equipment	(297,012)	(262,676)	(169,297)
Acquisitions, including adjustment for prior year acquisition purchase price (net of cash and cash equivalents acquired)	(1,035,433)	(1,382,217)	(104,418)
Purchase of short-term investments	—	—	(466,881)
Proceeds from sale of short-term investments	—	124,410	553,466
Proceeds from the sale of property, plant and equipment	13,843	9,363	16,186
Proceeds from the sale of businesses	—	516,901	4,500
Other	(27,286)	(18,211)	—
Net cash used in investing activities of continuing operations	(1,345,888)	(1,012,430)	(166,444)

Financing Activities of Continuing Operations
Purchase of common stock	(748,955)	(242,488)	(123,555)
Net proceeds from exercise of stock options and SARs, including tax benefits	43,054	39,826	79,721
Dividends to stockholders	(240,959)	(219,154)	(200,099)
Change in notes payable, net	607,500	(15,002)	15,000
Reduction of long-term debt	(3,582)	(402,654)	(75,855)
Proceeds from long-term debt, net of discount and issuance costs	—	788,971	—
Net cash used in financing activities of continuing operations	(342,942)	(50,501)	(304,788)

Cash Flows from Discontinued Operations
Net cash provided by operating activities of discontinued operations	12,013	130,638	112,597
Net cash used in investing activities of discontinued operations	(7,134)	(13,327)	(12,309)
Net cash provided by discontinued operations	4,879	117,311	100,288

Effect of exchange rate changes on cash and cash equivalents	16,112	16,150	9,822

Net (decrease) increase in cash and cash equivalents	(406,679)	19,394	469,173
Cash and cash equivalents at beginning of period	1,206,755	1,187,361	718,188
Cash and cash equivalents at end of period	$800,076	$1,206,755	$1,187,361

Supplemental information - cash paid during the year for:
Income Taxes	$281,331	$269,895	$100,163
Interest	$125,770	$121,715	$115,871
See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)

1. Description of Business and Summary of Significant Accounting Policies

Description of Business - Dover Corporation (the “Company”) is a diversified global manufacturer offering innovative equipment, components, and specialty systems. The Company also provides supporting engineering, testing, and other similar services, which are not significant in relation to consolidated revenue. The Company’s businesses are based primarily in the United States of America and Europe with manufacturing and other operations throughout the world.  The Company operates through four business segments that are aligned with the key end-markets they serve: Communication Technologies, Energy, Engineered Systems, and Printing & Identification.  For additional information on the Company’s segments, see Note 16.

Principles of Consolidation - The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation. The results of operations of purchased businesses are included from the dates of acquisitions.  As discussed in Note 3, the Company is reporting certain businesses that are held for sale at December 31, 2012 as discontinued operations.  The assets, liabilities, results of operations, and cash flows of all discontinued operations have been separately reported as discontinued operations for all periods presented.

Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and accompanying disclosures. These estimates may be adjusted due to changes in future economic, industry, or customer financial conditions, as well as changes in technology or demand. Estimates are used in accounting for, among other items, allowances for doubtful accounts receivable, net realizable value of inventories, restructuring reserves, warranty reserves, pension and post retirement plans, stock-based compensation, useful lives for depreciation and amortization of long-lived assets, future cash flows associated with impairment testing for goodwill, indefinite-lived intangible assets and other long-lived assets, deferred tax assets, uncertain income tax positions, and contingencies. Actual results may ultimately differ from estimates, although management does not believe such differences would materially affect the financial statements in any individual year. Estimates and assumptions are periodically reviewed and the effects of revisions are reflected in the Consolidated Financial Statements in the period that they are determined.

Cash and Cash Equivalents - Cash and cash equivalents include cash on hand, demand deposits, and short-term investments which are highly liquid in nature and have original maturities at the time of purchase of three months or less.

Short-Term Investments - Short-term investments consist of investment grade time deposits that have original maturity dates at the time of purchase greater than three months, up to twelve months.  The Company held no short-term investments at December 31, 2012 or December 31, 2011.

Allowance for Doubtful Accounts – The Company maintains allowances for estimated losses as a result of customers' inability to make required payments.  Management evaluates the aging of the accounts receivable balances, the financial condition of its customers, historical trends, and the time outstanding of specific balances to estimate the amount of accounts receivable that may not be collected in the future and records the appropriate provision.

Inventories – Inventories for the majority of the Company’s subsidiaries, including all international subsidiaries, are stated at the lower of cost, determined on the first-in, first-out (FIFO) basis, or market. Other domestic inventories are stated at cost, determined on the last-in, first-out (LIFO) basis, which is less than market value.

Property, Plant and Equipment - Property, plant and equipment includes the historic cost of land, buildings, equipment, and significant improvements to existing plant and equipment or, in the case of acquisitions, a fair market value appraisal of such assets completed at the time of acquisition.  Property, plant and equipment also includes the cost of purchased software.  Expenditures for maintenance, repairs, and minor renewals are expensed as incurred. When property or equipment is sold or otherwise disposed of, the related cost and accumulated depreciation is removed from the respective accounts and the gain or loss realized on disposition is reflected in earnings.  The Company depreciates its assets on a straight-line basis over their estimated useful lives as follows: buildings and improvements 5 to 31.5 years; machinery and equipment 3 to 7 years; furniture and fixtures 3 to 7 years; vehicles 3 years; and software 3 to 5 years. Depreciation expense totaled $201,816 in 2012, $168,024 in 2011, and $144,937 in 2010.

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

Goodwill and Indefinite-Lived Intangible Assets - Goodwill represents the excess of purchase consideration over the fair value of the net assets of businesses acquired.  Goodwill and certain other intangible assets deemed to have indefinite lives (primarily trademarks) are not amortized.  Instead, goodwill and indefinite-lived intangible assets are tested for impairment at least annually or more frequently if indicators of impairment exist, such as a significant sustained change in the business climate or a current expectation of an impending disposal. The Company conducts its annual impairment evaluation in the fourth quarter of each year.  Recoverability of goodwill is measured at the reporting unit level and determined using a two-step process.  For 2012, the Company identified 17 reporting units for its annual goodwill impairment test.  Step one of the test compares the fair value of each reporting unit using a discounted cash flow method to its book value. This method uses the Company’s own market assumptions including projections of future cash flows, determinations of appropriate discount rates, and other assumptions which are considered reasonable and inherent in the discounted cash flow analysis. The projections are based on historical performance and future estimated results.  These assumptions require significant judgment and actual results may differ from assumed and estimated amounts.  Step two, which compares the book value of the goodwill to its implied fair value, was not necessary since there were no indicators of potential impairment from step one.  See Note 6 for additional details on goodwill balances.

As discussed in Note 3, in the fourth quarter of 2012, in connection with impending sale of ECT, the Company tested the related goodwill for impairment, using internal valuation calculations validated by market-based analysis of similar transactions, and recognized an after-tax impairment loss of $51,854 within the results of discontinued operations. The fair value of businesses held for sale at December 31, 2012 will continue to be evaluated at each subsequent reporting period until the time of sale, and further adjustments to fair value are possible if business conditions should change. In 2011, an after-tax impairment loss of $76,072 was recorded within discontinued operations in connection with the sale of Paladin Brands.

Similar to goodwill, in testing its other indefinite lived intangible assets for impairment, the Company uses a discounted cash flow method to calculate and compare the fair value of the intangible asset to its book value. This method uses the Company’s own market assumptions which are considered reasonable and inherent in the discounted cash flow analysis.  Any excess of carrying value over the estimated fair value is recognized as an impairment loss.  No impairment of indefinite lived intangibles was indicated for the years ended December 31, 2012, 2011, or 2010.

Other Intangible Assets - Other intangible assets with determinable lives consist primarily of customer lists, unpatented technology, patents, and trademarks.  These other intangibles are amortized over their estimated useful lives, ranging from 5 to 15 years.

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

Foreign Currency - Assets and liabilities of non-U.S. subsidiaries, where the functional currency is not the U.S. dollar, have been translated at year-end exchange rates and profit and loss accounts have been translated using weighted-average yearly exchange rates.  Foreign currency translation gains and losses are included as a component of Accumulated Other Comprehensive Earnings (Loss).  Assets and liabilities of an entity that are denominated in currencies other than an entity’s functional currency are re-measured into the functional currency using end of period exchange rates or historical rates where applicable to certain balances.   Gains and losses related to these re-measurements are recorded within the Statement of Earnings as a component of Other Expense (Income), net.

Revenue Recognition - Revenue is recognized when all of the following conditions are satisfied: a) persuasive evidence of an arrangement exists, b) price is fixed or determinable, c) collectability is reasonably assured, and d) delivery has occurred or

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)

services have been rendered. The majority of the Company’s revenue is generated through the manufacture and sale of a broad range of specialized products and components, with revenue recognized upon transfer of title and risk of loss, which is generally upon shipment. Service revenue represents less than 10% of total revenue and is recognized as the services are performed.  In limited cases, revenue arrangements with customers require delivery, installation, testing, certification, or other acceptance provisions to be satisfied before revenue is recognized.  The Company does not have significant multiple deliverable arrangements.

Stock-Based Compensation – The principal awards issued under the Company’s stock-based compensation plans include non-qualified stock-settled stock appreciation rights and performance share awards.  The cost for such awards is measured at the grant date based on the fair value of the award.  The value of the portion of the award that is expected to ultimately vest is recognized as expense on a straight-line basis, generally over the explicit service period of three years (except for retirement-eligible employees and retirees) and is included in selling and administrative expense in the Consolidated Statements of Earnings.  Expense for awards granted to retirement-eligible employees is recorded over the period from the date of grant through the date the employee first becomes eligible to retire and is no longer required to provide service.  See Note 12 for additional information related to the Company’s stock-based compensation.  At the time of grant, the Company estimates forfeitures, based on historical experience, in order to estimate the portion of the award that will ultimately vest.

Income Taxes - The provision for income taxes on continuing operations includes federal, state, local, and non-U.S. taxes. Tax credits, primarily for research and experimentation, non-U.S. earnings, and U.S. manufacturer's tax deduction are recognized as a reduction of the provision for income taxes on continuing operations in the year in which they are available for tax purposes.  Deferred taxes are provided using enacted rates on the future tax consequences of temporary differences. Temporary differences include the differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases and the tax benefit of carryforwards. A valuation allowance is established for deferred tax assets for which realization is not assured.  In assessing the need for a valuation allowance, management considers all available evidence, including the future reversal of existing taxable temporary differences, taxable income in carryback periods, prudent and feasible tax planning strategies, and estimated future taxable income. The valuation allowance can be affected by changes to tax regulations, interpretations and rulings, changes to enacted statutory tax rates, and changes to future taxable income estimates.

Tax benefits are recognized from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position in consideration of applicable tax statutes and related interpretations and precedents. Tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized on ultimate settlement.

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

Research and Development Costs – Research and development costs, including qualifying engineering costs, are expensed when incurred and amounted to $189,844 in 2012, $175,532 in 2011, and $159,338 in 2010.

Advertising – Advertising costs are expensed when incurred and amounted to $39,560 in 2012, $39,214 in 2011, and $33,772 in 2010.

Risk, Retention, Insurance - The Company currently self-insures its product and commercial general liability claims up to $5.0 million per occurrence, its workers’ compensation claims up to $0.5 million per occurrence, and automobile liability claims up to$1.0 million per occurrence.  Third-party insurance provides primary level coverage in excess of these amounts up to certain specified limits. In addition, the Company has excess liability insurance from third-party insurers on both an aggregate and an individual occurrence basis well in excess of the limits of the primary coverage. A worldwide program of property insurance covers the Company’s owned and leased property and any business interruptions that may occur due to an insured hazard affecting those properties, subject to reasonable deductibles and aggregate limits. The Company’s property and casualty insurance programs contain various deductibles that, based on the Company’s experience, are typical and customary for a company of its size and risk profile. The Company does not consider any of the deductibles to represent a material risk to the Company. The Company generally maintains deductibles for claims and liabilities related primarily to workers’ compensation, health and welfare claims, general commercial, product and automobile liability and property damage, and business interruption resulting from certain events. The Company accrues for claim exposures that are probable of occurrence and can be reasonably estimated.  As part of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)

the Company’s risk management program, insurance is maintained to transfer risk beyond the level of self-retention and provide protection on both an individual claim and annual aggregate basis.

Reclassifications – Certain amounts in prior years have been reclassified to conform to the current year presentation.

Recently Adopted Accounting Pronouncements – In May 2011, the FASB issued ASU 2011-04 which was issued to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and IFRS. ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements particularly for Level 3 fair value measurements.  The Company adopted this guidance on January 1, 2012 and its adoption did not significantly impact the Company's consolidated financial statements.

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

In September 2011, the FASB issued ASU 2011-08 which provides an entity the option to first assess qualitative factors to determine whether it is necessary to perform the current two-step test for goodwill impairment.  If an entity believes, as a result of its qualitative assessment, that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test is required.  Otherwise, no further testing is required. This standard became effective for the Company on January 1, 2012. Its adoption did not impact the Company's consolidated financial statements.

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

In July 2012, the FASB issued ASU 2012-02, which allows an entity to first assess qualitative factors to determine whether it is necessary to perform a quantitative impairment test of an indefinite-lived intangible asset. Per the terms of this ASU, an entity would not be required to calculate the fair value of an indefinite-lived intangible asset unless the entity determines, based on qualitative assessment, that it is not more likely than not, the indefinite-lived intangible asset is impaired. The revised standard is effective for Dover for its annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. The Company does not expect adoption of this ASU to significantly impact its consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)

2. Acquisitions

The following table details the acquisitions made during the year ended December 31, 2012.

2012 Acquisitions
Date	Type	Company / Product Line Acquired	Location (Near)	Segment
Jan 1	Asset	Quattroflow Fluid Systems	Kamp-Lintfort, Germany	Engineered Systems
Manufacturer of positive displacement pumps primarily serving the pharmaceutical and biotech industries.

Mar 13	Stock	Maag Pump Systems	Grossostheim, Germany	Engineered Systems
Manufacturer of gear pump technology, pelletizing systems, and engineered integrated solutions for the polymer, plastic, chemical, and petrochemical industries.

Apr 25	Stock	Production Control Services (PCS)	Fredrick, Colorado	Energy
Manufacturer of products in artificial lift and production optimization, including plunger lift, gas lift, nitrogen generation, and well site automation.

Nov 30	Stock	Anthony International	Sylmar, California	Engineered Systems
Manufacturer of specialty glass, commercial glass refrigerator and freezer doors, case lighting, and display and merchandising systems.

Dec 6	Asset	Elektron	Bremen, Germany	Engineered Systems
Manufacturer of electrical equipment for the automotive workshop, specializing in welders and battery service machines.

Dec 20	Asset	Power Soak	Kansas City, Missouri	Engineered Systems
Manufacturer of continuous motion, water jet propelled ware washing systems.

Dec 28	Stock	UPCO, Inc.	Claremore, Oklahoma	Energy
Manufacturer of steel sucker rods and accessories used in the artificial lift segment of the oilfield services industry.

Anthony International Acquisition

On November 30, 2012, Dover completed the acquisition of Anthony International for a total purchase price of $603,190, net of cash acquired. As a result of this acquisition, the Company recorded approximately $210,000 of customer-related intangibles (weighted average life of 15 years), $35,000 of trademarks (weighted average life of 15 years), $7,900 of patents (weighted average life of 7 years), and $34,000 of other intangibles (weighted average life of 7 years). This acquisition resulted in the recognition of goodwill totaling $297,534, none of which is expected to be deductible for tax purposes. In addition, the Company recognized a deferred tax asset of approximately $60,000 relating to net operating losses that the Company expects to be able to utilize. Anthony, which manufactures commercial glass refrigerator and freezer doors, and related components, has been incorporated into the Hill Phoenix business within the Refrigeration & Industrial platform of the Engineered Systems segment. The acquisition of Anthony enables Hill Phoenix to expand its refrigeration portfolio with integrated solutions for global customers. As such, the goodwill recorded through the acquisition reflects the value attributed to the vertical integration and global revenue growth opportunities and net cost synergies that the combined business expects to achieve.

Other Acquisitions

During 2012, the Company acquired six other businesses in separate transactions for net cash consideration of $477,243. Additionally, the acquisition of PCS was funded in part with common stock valued at $100,610 at the date of acquisition, so aggregate consideration for these acquisitions totaled $577,853. As a result of these acquisitions, the Company recorded approximately $219,821 of customer-related intangibles (weighted average life of 11 years), $18,944 of trademarks (weighted average life of 10 years), $15,016 of patents (weighted average life of 8 years), and $29,066 of other intangibles (weighted average life of 7 years). These acquisitions resulted in the recognition of goodwill totaling $304,564, of which $31,339 is expected to be deductible for tax purposes.

These businesses predominantly manufacture products in the energy and fluid solutions markets, two key growth areas for the Company. The businesses were acquired to complement and expand upon existing operations within the Energy segment and the Fluid Solutions platform of the Engineered Systems segment. The goodwill identified by these acquisitions reflects the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)

benefits expected to be derived from product line expansion and operational synergies.  Upon consummation of the acquisitions, each of these entities is now wholly-owned by Dover.

The following presents the allocation of acquisition cost to the assets acquired and liabilities assumed, based on their estimated fair values:

	Anthony International	Other Acquisitions	Total
Current assets, net of cash acquired	$85,009	$118,637	$203,646
Property, plant and equipment	40,703	57,313	98,016
Goodwill	297,534	304,564	602,098
Intangible assets	286,900	282,847	569,747
Other non-current assets, principally deferred taxes	67,605	—	67,605
Current liabilities assumed	(42,011)	(61,101)	(103,112)
Non-current liabilities assumed, principally deferred taxes and pension obligations	(132,550)	(124,407)	(256,957)
Net assets acquired	$603,190	$577,853	$1,181,043

The amounts assigned to goodwill and major intangible asset classifications by applicable segment for the 2012 acquisitions are as follows:

	Energy	Engineered Systems	Total	Useful life (in years)
Goodwill - Tax deductible	$10,366	$20,973	$31,339	na
Goodwill - Non deductible	125,540	445,219	570,759	na
Customer intangibles	105,500	324,321	429,821	13
Trademarks	7,520	46,424	53,944	13
Patents	11,140	11,776	22,916	8
Other intangibles	—	63,066	63,066	7
	$260,066	$911,779	$1,171,845

The Company has substantially completed the purchase price allocations for the 2012 acquisitions.  However, if additional information is obtained about these assets and liabilities within the measurement period (not to exceed one year from the date of acquisition), including finalization of asset appraisals, the Company will refine its estimates of fair value to allocate the purchase price more accurately; however, any such revisions are not expected to be significant.

In connection with the acquisitions of Anthony International and Maag Pump Systems, the Company provided restricted-use cash collateral to secure the businesses' outstanding bank guarantees at the dates of acquisition. At December 31, 2012, the outstanding amount of collateral totaled $7,727, which will decline as the guarantees expire or they are migrated to the Company's credit facility.

In April 2012, the Company received approximately $45,000 as final payment for settlement of purchase price adjustments for post-acquisition contingencies relating to the 2011 Sound Solutions acquisition. This amount is reported within cash paid for acquisitions in the Consolidated Statement of Cash Flow for the year ended December 31, 2012 and had no impact to the Company's earnings for the year ended December 31, 2012.

The Consolidated Statements of Earnings include the results of these businesses from the dates of acquisition.  The aggregate revenue of the 2012 acquisitions included in the Company’s 2012 consolidated revenue totaled $235,772.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)

During 2011, the Company acquired nine businesses for an aggregate cost of $1,342,461, net of cash acquired. A summary of the acquisitions made during 2011 is as follows:

2011 Acquisitions
Date	Type	Company / Product Line Acquired	Location (Near)	Segment
Jan 1	Stock	Harbison-Fischer, Inc.	Crowley, TX	Energy
Designer and manufacturer of down-hole rod pumps and related products used in artificial lift applications around the world.

Jan 5	Asset/Stock	Dosmatic, Inc.	Carrollton, TX	Engineered Systems
Manufacturer of non-electric chemical metering equipment used in agricultural, horticulture, and other industrial market segments.

Jan 26	Stock	TAGC Limited LLC	Muscat, Oman	Energy
Oilfield services provider, servicing both conventional and coiled sucker rod wells in the Middle East.

Jan 28	Asset	EnviroGear Product Line	Franklin Park, IL	Engineered Systems
Manufacturer of magnetically coupled internal gear pumps used in a wide range of industrial manufacturing.

Jul 4	Stock	Sound Solutions	Vienna, Austria and Beijing, China	Communication Technologies
Manufacturer of dynamic speakers and receivers for cell phones and other consumer electronics.

Sep 1	Stock	Oil Lift	Calgary, Canada	Energy
Manufacturer of surface drive systems for progressive cavity pumps serving the artificial lift segment of the oil and gas industry.

Sep 1	Asset	Tierra Alta Canada	Edmonton, Canada	Energy
Manufacturer of progressive cavity pumps serving the artificial lift segment of the oil and gas industry.

Nov 1	Stock	RedScrew Pump Manufacturing	Tianjin, China	Engineered Systems
Manufacturer of twin and triple screw pumps, as well as multiphase and specialty pumps, serving oil and gas, petrochemical, and marine markets.

Nov 7	Stock	Advansor A/S	Arhus, Denmark	Engineered Systems
Designer and manufacturer of HFC-free, CO2 transcritical refrigeration and heat pump systems for supermarkets and light industrial applications.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)

Pro Forma Information

The following unaudited pro forma information illustrates the effect on the Company’s revenue and earnings from continuing operations for years ended December 31, 2012 and 2011, assuming that the 2012 acquisitions had taken place at the beginning of 2011. As a result, the supplemental pro forma earnings reflect adjustments to earnings from continuing operations as reported in the Consolidated Statements of Earnings to exclude $11,335 of nonrecurring expense related to the fair value adjustments to acquisition-date inventory (after-tax) and $5,256 of acquisition-related costs (after-tax) from the year ended December 31, 2012. The supplemental pro forma earnings for the comparable 2011 period were adjusted to include these charges as if they were incurred at the beginning of 2010. The 2012 and 2011 supplemental pro forma earnings are also adjusted to reflect the comparable impact of additional depreciation and amortization expense (net of tax) resulting from the fair value measurement of tangible and intangible assets relating to 2012 and 2011 acquisitions.

	Years Ended December 31,
	2012	2011
Revenue from continuing operations:
As reported	$8,104,339	$7,369,154
Pro forma	8,520,236	8,154,035
Earnings from continuing operations:
As reported	$833,119	$773,186
Pro forma	875,257	796,646
Basic earnings per share from continuing operations:
As reported	$4.59	$4.16
Pro forma	4.82	4.29
Diluted earnings per share from continuing operations:
As reported	$4.53	$4.09
Pro forma	4.76	4.22

These pro forma results of operations have been prepared for comparative purposes only, and they do not purport to be indicative of the results of operations that actually would have resulted had the acquisitions occurred on the dates indicated or that may result in the future.

3. Disposed and Discontinued Operations

2012 - Management evaluates Dover's businesses periodically for their strategic fit within Dover's operations. Accordingly, in the fourth quarter of 2012, the Company announced its intention to divest certain non-core businesses within the Printing & Identification segment serving the electronic assembly and test markets, consistent with its long-term focus on strengthening its portfolio and reducing its exposure to cyclical markets. Management expects to sell these businesses in 2013. As a result, the Company has reclassified the operations, cash flows, and related assets and liabilities of these businesses, DEK International and Everett Charles Technologies (including the Multitest business, collectively "ECT"), to discontinued operations for all periods presented.

The net earnings from discontinued operations of $28,769 reflects net earnings from operations generated by these two businesses, as well as various expense and accrual adjustments relating to other discontinued operations. This activity was more than offset by a goodwill impairment charge determined in connection with the anticipated sale of ECT, at which time the Company recognized an after-tax impairment charge of $51,854, representing a write-down of the reporting unit's carrying value of goodwill to its fair value.

2011 - In 2011, the Company sold three businesses, Paladin Brands, Crenlo LLC, and Heil Trailer International, that had operated within the Engineered Systems segment for total cash proceeds of $512,122. These businesses were reclassified to discontinued operations in the third and fourth quarters of 2011. The 2011 net earnings from discontinued operations reflects net operating earnings generated by the two businesses discontinued in 2012 and the three business sold in 2011, coupled with tax benefits of $17,960 relating primarily to discrete tax items settled or resolved during the year.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)

Net earnings from discontinued operations also includes a $4,743 loss on the 2011 sale of the three businesses, inclusive of a after-tax goodwill impairment charge of $76,072, representing a write-down of the carrying value of the associated reporting unit's goodwill to its fair value.

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

The net earnings from discontinued operations of $94,810 reflects net operating earnings from the two businesses discontinued in 2012 and the three businesses sold in 2011, as well as tax benefits of $11,597 driven primarily by discrete tax items settled or resolved during the year, offset by expense adjustments related to other discontinued operations.

Summarized results of the Company’s discontinued operations are as follows:

	Years Ended December 31,
	2012	2011	2010
Revenue	$434,460	$1,136,997	$1,042,279

Loss on sale, including impairments, net of tax	$(50,818)	$(4,743)	$(14,203)

Earnings from operations before taxes	34,517	132,675	108,044
Provision for income taxes	(5,748)	(5,875)	(13,234)
Earnings from operations, net of tax	28,769	$126,800	$94,810

Earnings (loss) from discontinued operations, net of tax	$(22,049)	$122,057	$80,607

Assets and liabilities of discontinued operations are summarized below:

	December 31, 2012	December 31, 2011
Assets of Discontinued Operations
Accounts receivable	$63,229	$71,627
Inventories, net	51,252	69,539
Prepaid and other current assets	10,263	9,721
Total current assets	124,744	150,887
Property, plant and equipment, net	31,935	31,776
Goodwill and intangible assets, net	238,657	302,720
Other assets and deferred charges	2,209	1,477
Total assets	$397,545	$486,860

Liabilities of Discontinued Operations
Accounts payable	$22,613	$28,076
Other current liabilities	34,592	80,495
Total current liabilities	57,205	108,571
Deferred income taxes	64,853	75,794
Other liabilities	86,900	91,539
Total liabilities	$208,958	$275,904

At December 31, 2012 and December 31, 2011, the assets and liabilities of discontinued operations relate primarily to the two businesses reclassified to held for sale in the fourth quarter of 2012, coupled with tax-related accruals and unrecognized benefits, as well as other accruals for compensation, legal, environmental, and warranty contingencies, none of which are individually significant, relating to businesses that were sold in prior years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)

4. Inventories, net

	December 31, 2012	December 31, 2011
Raw materials	$386,119	$340,556
Work in progress	182,060	158,825
Finished goods	360,168	289,771
Subtotal	928,347	789,152
Less LIFO reserve	(55,506)	(55,345)
Total	$872,841	$733,807

At December 31, 2012 and 2011, approximately 28% and 31%, respectively, of the Company's total inventories were accounted for using the LIFO method.

5. Property, Plant and Equipment, net

	December 31, 2012	December 31, 2011
Land	$70,079	$51,315
Buildings and improvements	605,448	562,785
Machinery, equipment and other	2,231,721	1,946,518
	2,907,248	2,560,618
Less accumulated depreciation	(1,740,196)	(1,589,915)
Total	$1,167,052	$970,703

6. Goodwill and Other Intangible Assets

The changes in the carrying value of goodwill by segment for the years ended December 31, 2012 and 2011 are as follows:

	Communication Technologies	Energy	Engineered Systems	Printing & Identification	Total
Goodwill	$806,983	$367,459	$974,972	$745,609	$2,895,023
Accumulated impairment loss	—	—	(70,560)	—	(70,560)
Balance at January 1, 2011	806,983	367,459	904,412	745,609	2,824,463
Acquisitions	443,088	257,128	34,048	—	734,264
Foreign currency translation	(45,489)	(2,252)	(3,040)	(971)	(51,752)
Balance at December 31, 2011	1,204,582	622,335	935,420	744,638	3,506,975
Acquisitions	—	135,906	466,192	—	602,098
Purchase price adjustments	(6,998)	—	—	—	(6,998)
Foreign currency translation	6,711	2,396	1,769	1,699	12,575
Balance at December 31, 2012	$1,204,295	$760,637	$1,403,381	$746,337	$4,114,650

During the year ended December 31, 2012, the Company recorded adjustments totaling $6,998 to goodwill relating primarily to finalization of the purchase price allocation to assets acquired and liabilities assumed for the 2011 Sound Solutions acquisition.

As discussed in Note 3, the Company recognized a goodwill impairment totaling $63,819 ($51,854 net of tax) in its Printing & Identification segment relating to certain businesses to be sold, which were reclassified to discontinued operations in 2012. The impairment and related goodwill balances are reflected in the results and assets of discontinued operations, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)

The following table provides the gross carrying value and accumulated amortization for each major class of intangible asset:

	December 31, 2012		December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized Intangible Assets:
Trademarks	$124,129	$25,364	$61,997	$19,717
Patents	180,427	105,369	143,796	98,712
Customer Intangibles	1,585,041	474,309	1,147,499	357,132
Unpatented Technologies	146,025	85,373	108,302	72,753
Drawings & Manuals	34,120	8,035	8,165	5,153
Distributor Relationships	72,514	31,650	72,514	27,852
Other	32,221	20,815	32,524	19,381
Total	2,174,477	750,915	1,574,797	600,700
Unamortized Intangible Assets:
Trademarks	201,858		210,408
Total Intangible Assets	$2,376,335	$750,915	$1,785,205	$600,700

Total amortization expense for the years ended December 31, 2012, 2011, and 2010 was $155,770, $122,453, and $84,300, respectively. Amortization expense for the next five years, based on current intangible balances, is estimated to be as follows:

2013	$153,823
2014	146,820
2015	145,757
2016	141,829
2017	135,382

7. Accrued Expenses and Other Liabilities

The following table details the major components of other accrued expenses:

	December 31, 2012	December 31, 2011
Warranty	$41,069	$33,661
Unearned/deferred revenue	39,941	33,782
Taxes other than income	32,099	24,371
Accrued interest	30,972	30,747
Accrued volume discounts	24,114	17,243
Accrued commissions (non-employee)	13,550	10,648
Restructuring and exit	7,665	4,573
Legal and environmental	1,873	1,920
Other (none of which are individually significant)	64,349	62,012
	$255,632	$218,957

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)

The following table details the major components of other liabilities (non-current):

	December 31, 2012	December 31, 2011
Deferred compensation	$442,728	$353,509
Unrecognized tax benefits	149,791	171,551
Unearned/deferred revenue	15,474	29,642
Legal and environmental	28,160	18,910
Warranty	2,690	4,078
Restructuring and exit	96	575
Other, including net investment hedge	38,594	41,072
	$677,533	$619,337

Warranty
Estimated warranty program claims are provided for at the time of sale. Amounts provided for are based on historical costs and adjusted for new claims. The changes in the carrying amount of product warranties through December 31, 2012 and 2011 are as follows:

	2012	2011
Beginning Balance, January 1	$37,739	$35,122
Provision for warranties	35,149	32,147
Settlements made	(34,609)	(32,515)
Other adjustments, including acquisitions and currency translation	5,480	2,985
Ending balance, December 31	$43,759	$37,739

8. Restructuring Activities

From time to time, the Company will initiate various restructuring programs and incur severance and other restructuring costs. The following table details restructuring charges incurred by segment for the periods presented:

	Years Ended December 31,
	2012	2011	2010
Communication Technologies	$5,525	$1,684	$344
Energy	668	2,668	1,048
Engineered Systems	7,458	1,193	4,085
Printing & Identification	5,753	38	445
Total	$19,404	$5,583	$5,922

These amounts are classified in the Consolidated Statements of Earnings as follows:

Cost of goods and services	$3,935	$2,243	$1,906
Selling and administrative expenses	15,469	3,340	4,016
Total	$19,404	$5,583	$5,922

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)

The following table details the Company’s severance and other restructuring accrual activity:

	Severance	Exit	Total
Balance at December 31, 2009	$6,687	5,800	$12,487
Restructuring charges	2,695	3,227	5,922
Payments	(8,255)	(4,167)	(12,422)
Other, including foreign currency	(140)	588	448
Balance at December 31, 2010	987	5,448	6,435
Restructuring charges	1,413	4,170	5,583
Payments	(313)	(5,871)	(6,184)
Other, including foreign currency	(68)	(618)	(686)
Balance at December 31, 2011	2,019	3,129	5,148
Restructuring charges	14,458	4,946	19,404
Payments	(11,376)	(5,547)	(16,923)
Other, including foreign currency	59	73	132
Balance at December 31, 2012	$5,160	$2,601	$7,761

The restructuring charges incurred in 2012 relate primarily to a few targeted facility consolidations and headcount reduction programs, undertaken to better align the Company's operations with current market conditions. The Company currently expects to incur restructuring charges of approximately $20 to $30 million in 2013 relating to the conclusion of these programs, coupled with new programs to be initiated during the year to rationalize headcount and optimize operations in a few select businesses. A significant portion of the 2013 charges are expected to be incurred in the first quarter, with much of the benefit of the 2012 and 2013 programs being realized over the remainder of 2013 and into 2014.  The remainder of the 2012 programs currently underway, as well those commenced in 2013, are expected to be funded over the next 12 to 18 months.

Restructuring expenses incurred in 2011 and 2010 also included targeted facility consolidations at certain businesses. These programs were substantially complete by the end of 2011 and the related expenses were not significant.

9. Borrowings and Lines of Credit

Borrowings consist of the following:

	December 31, 2012	December 31, 2011
Short-term
Current portion of long-term debt	$3,266	$1,022
Commercial paper	607,500	—
	$610,766	$1,022

	December 31, 2012	December 31, 2011
Long-term
4.875% 10-year notes due October 15, 2015	$299,441	$299,244
5.45% 10-year notes due March 15, 2018	348,268	347,938
4.30% 10-year notes due March 1, 2021	449,787	449,761
6.60% 30-year notes due March 15, 2038	247,771	247,683
5.375% 30-year notes due March 1, 2041	345,511	345,352
6.65% 30-year debentures due June 1, 2028	199,448	199,414
5.375% 30-year debentures due October 15, 2035	296,367	296,208
Other	6,023	1,652
Total long-term debt	2,192,616	2,187,252
Less current portion	(3,266)	(1,022)
	$2,189,350	$2,186,230

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)

The Company maintains a $1 billion unsecured revolving credit facility with a syndicate of banks (the "Credit Agreement") which expires on November 10, 2016. At the Company's election, loans under the Credit Agreement will bear interest at a Eurodollar or Sterling rate based on LIBOR, plus an applicable margin ranging from 0.565% to 1.225% (subject to adjustment based on the credit rating accorded the Company's senior unsecured debt by S&P and Moody's), or at a base rate pursuant to a formula defined in the Credit Agreement. In addition, the Credit Agreement requires the Company to pay a facility fee and imposes various restrictions on the Company such as, among other things, the requirement for the Company to maintain an interest coverage ratio of EBITDA to consolidated net interest expense of not less than 3.0 to 1. The Company was in compliance with this covenant and its other long-term debt covenants at December 31, 2012 and had a coverage ratio of 13.9 to 1. The Company primarily uses this facility as liquidity back-up for its commercial paper program and has not drawn down any loans under the $1 billion facility and does not anticipate doing so. The Company generally uses commercial paper borrowings for general corporate purposes, funding of acquisitions, and the repurchases of its common stock.

In the fourth quarter of 2012, the Company issued commercial paper in the amount of $607,500, used principally to fund the Anthony acquisition.

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

The long-term note borrowings presented above are net of unamortized discounts of $9,222 and $10,023 at December 31, 2012 and 2011, respectively. The debentures presented above include unamortized discounts of $4,185 and $4,379 at December 31, 2012 and 2011, respectively. The discounts are being amortized to interest expense using the effective interest rate method over the life of the issuances. The notes and debentures are redeemable at the option of Dover in whole or in part at any time at a redemption price that includes a make-whole premium, with accrued interest to the redemption date.

Interest expense and interest income for the years ended December 31, 2012, 2011 and 2010 were as follows:

	Years Ended December 31,
	2012	2011	2010
Interest expense	$125,995	$124,783	$115,324
Interest income	(4,854)	(9,258)	(8,953)
Interest expense, net	$121,141	$115,525	$106,371

The weighted average interest rate for short-term commercial paper borrowings was 0.2% for both 2012 and 2011.

Scheduled maturities of long-term debt for the years ending December 31 are as follows:

2013	$3,266
2014	2,645
2015	299,441
2016	—
2017	—
2018 and thereafter	1,887,264

As of December 31, 2012, the Company had approximately $96,725 outstanding in letters of credit and guarantees with financial institutions, which expire at various dates in 2013 through 2017.  These letters of credit are primarily maintained as security for insurance, warranty and other performance obligations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)

10. Financial Instruments

Derivatives

The Company is exposed to market risk for changes in foreign currency exchange rates due to the global nature of its operations. In order to manage this risk the Company has hedged portions of its forecasted sales and purchases, which occur within the next twelve months and are denominated in non-functional currencies, with currency forward or collar contracts designated as cash flow hedges. At December 31, 2012 and December 31, 2011, the Company had contracts with U.S. dollar equivalent notional amounts of $9,090 and $83,541, respectively, to exchange foreign currencies, principally the U.S. dollar, euro, Japanese yen, Chinese yuan, and Malaysian ringgit. The Company believes it is probable that all forecasted cash flow transactions will occur.

The Company also has an outstanding floating-to-floating cross currency swap agreement for a total notional amount of $50,000 in exchange for CHF 65,100, which expires on October 15, 2015. This transaction continues to hedge a portion of the Company’s net investment in CHF-denominated operations. The agreement qualifies as a net investment hedge and the effective portion of the change in fair value is reported within the cumulative translation adjustment section of other comprehensive income. The fair values at December 31, 2012 and December 31, 2011 reflected cumulative losses of $22,681 and $21,656, respectively, due to the strengthening of the Swiss franc relative to the U.S. dollar over the term of the arrangement.

The following table sets forth the fair values of derivative instruments held by the Company as of December 31, 2012 and December 31, 2011 and the balance sheet lines in which they are recorded:

	Fair Value Asset (Liability)
	December 31, 2012	December 31, 2011	Balance Sheet Caption
Foreign currency forward / collar contracts	$85	$394	Prepaid / Other assets
Foreign currency forward / collar contracts	(799)	(1,284)	Other accrued expenses
Net investment hedge - cross currency swap	(22,681)	(21,656)	Other liabilities

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

The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2012 and December 31, 2011:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)

	December 31, 2012			December 31, 2011
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets:
Foreign currency cash flow hedges	$—	$85	$—	$—	$394	$—
Liabilities:
Foreign currency cash flow hedges	—	799	—	—	1,284	—
Net investment hedge derivative	—	22,681	—	—	21,656	—

The derivative contracts are measured at fair value using models based on observable market inputs such as foreign currency exchange rates and interest rates; therefore, they are classified within Level 2 of the valuation hierarchy.

In addition to fair value disclosure requirements related to financial instruments carried at fair value, accounting standards require disclosures regarding the fair value of all of the Company’s financial instruments. The estimated fair value of long-term debt at December 31, 2012 and December 31, 2011 was $2,680,674 and $2,679,793, respectively, compared to the carrying value of $2,192,616 and $2,187,252, respectively. The estimated fair value of long-term debt is based on quoted market prices for similar instruments and is, therefore, classified as Level 2 within the valuation hierarchy. The carrying values of cash and cash equivalents, trade receivables, accounts payable, and notes payable are reasonable estimates of their fair values as of December 31, 2012 and December 31, 2011 due to the short-term nature of these instruments.

11. Income Taxes

Income taxes have been based on the following components of “Earnings before provision for income taxes and discontinued operations” in the Consolidated Statements of Earnings:

	Years Ended December 31,
	2012	2011	2010
Domestic	$700,745	$577,142	$434,349
Foreign	436,826	433,120	378,773
	$1,137,571	$1,010,262	$813,122

Income tax expense (benefit) relating to continuing operations for the years ended December 31, 2012, 2011, and 2010 is comprised of the following:

	Years Ended December 31,
	2012	2011	2010
Current:
U.S. Federal	$219,850	$159,250	$31,055
State and local	(304)	(12,058)	6,357
Foreign	96,713	98,919	90,780
Total current	316,259	246,111	128,192
Deferred:
U.S. Federal	$19,475	$850	$89,172
State and local	(2,584)	(2,535)	99
Foreign	(28,698)	(7,350)	(23,838)
Total deferred	(11,807)	(9,035)	65,433
Total expense	$304,452	$237,076	$193,625

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)

Differences between the effective income tax rate and the U.S. federal income statutory rate are as follows:

	Years Ended December 31,
	2012	2011	2010
U.S. Federal income tax rate	35.0%	35.0%	35.0%
State and local taxes, net of Federal income tax benefit	1.1	1.1	1.4
Foreign operations tax effect	(7.2)	(6.9)	(7.5)
R&E tax credits (1)	—	(0.4)	(0.4)
Domestic manufacturing deduction	(1.8)	(1.6)	(0.8)
Foreign tax credits	0.2	0.3	(0.6)
Branch losses	—	—	(0.6)
Release of valuation allowance	—	(1.0)	—
Resolution of tax contingencies	(1.4)	(4.0)	(4.7)
Other, principally non-tax deductible items	0.9	1.0	2.0
Effective rate from continuing operations	26.8%	23.5%	23.8%

(1)
On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, and this legislation retroactively extended the R&E tax credit for two years, from January 1, 2012 through December 31, 2013. The Corporation expects its income tax expense for the first quarter of 2013 to include the entire benefit of the R&E tax credit attributable to 2012, which is estimated to be approximately $4.6 million.

The tax effects of temporary differences that give rise to future deferred tax assets and liabilities are as follows:

	December 31, 2012	December 31, 2011
Deferred Tax Assets:
Accrued compensation, principally postretirement and other employee benefits	$197,253	$168,350
Accrued expenses, principally for state income taxes, interest, and warranty	46,739	54,913
Net operating loss and other carryforwards	107,959	24,409
Inventories, principally due to reserves for financial reporting purposes and capitalization for tax purposes	23,239	18,192
Accounts receivable, principally due to allowance for doubtful accounts	5,479	5,039
Accrued insurance	5,002	3,947
Long-term liabilities, principally warranty, environmental, and exit costs	2,781	796
Other assets	9,235	13,335
Total gross deferred tax assets	397,687	288,981
Valuation allowance	(18,887)	(20,855)
Total deferred tax assets	$378,800	$268,126

Deferred Tax Liabilities:
Intangible assets, principally due to different tax and financial reporting bases and amortization lives	$(719,904)	$(512,585)
Plant and equipment, principally due to differences in depreciation	(65,480)	(57,245)
Accounts receivable	(5,725)	(6,442)
Total gross deferred tax liabilities	(791,109)	(576,272)
Net deferred tax liability	$(412,309)	$(308,146)

Classified as follows in the consolidated balance sheets:
Current deferred tax asset	$49,935	$40,376
Non-current deferred tax liability	(462,244)	(348,522)
	$(412,309)	$(308,146)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)

As of December 31, 2012, the Company has loss carryforwards for U.S. Federal purposes totaling approximately $175.0 million attributed to the recent Anthony acquisition, and loss carryforwards for non-U.S. purposes totaling $121.0 million. As of December 31, 2011 the Company had non-U.S loss carryforwards of $71.2 million.  The federal loss carryforwards are available for use against the Company's consolidated federal taxable income and begin to expire in 2024. The entire balance of the non-U.S. losses as of December 31, 2012 is available to be carried forward, with $51.5 million of these losses beginning to expire during the years 2013 through 2032. The remaining $69.5 million of such losses can be carried forward indefinitely.

The Company has loss carryforwards for state purposes as of December 31, 2012 and 2011 of $133.8 million and $160.9 million, respectively. The state loss carryforwards are available for use by the Company between 2013 and 2032.

As of December 31, 2012, the Company has research and development credits of $0.8 million, and alternative minimum tax credits of $4.3 million. The research and development credits begin to expire in 2025 and the alternative minimum tax credits can be carried forward indefinitely. The Company had no U.S. foreign tax credit carryforwards, research and development tax credit carryforwards, or alternative minimum tax credits at December 31, 2011.

The Company maintains valuation allowances by jurisdiction against the deferred tax assets related to certain of these carryforwards as utilization of these tax benefits is not assured for certain jurisdictions.

The Company has not provided for U.S. federal income taxes or tax benefits on the undistributed earnings of its international subsidiaries, totaling approximately $1.8 billion at December 31, 2012, because such earnings are reinvested and it is currently intended that they will continue to be reinvested indefinitely. It is not practicable to estimate the amount of tax that might be payable if some or all of such earnings were to be repatriated, and the amount of foreign tax credits that would be available to reduce or eliminate the resulting U.S. income tax liability.

Unrecognized Tax Benefits

The Company files U.S., state, local, and foreign tax returns. The Company is routinely audited by the tax authorities in these jurisdictions, and a number of audits are currently underway. It is reasonably possible during the next twelve months that uncertain tax positions may be settled, which could result in a decrease in the gross amount of unrecognized tax benefits. This decrease may result in an income tax benefit. Due to the potential for resolution of federal, state, and foreign examinations, and the expiration of various statutes of limitation, the Company's gross unrecognized tax benefits balance may change within the next twelve months by a range of zero to $140 million. Some portion of any such change may be reported as discontinued operations. The Company is no longer subject to examinations of its federal income tax returns for years through 2008. All significant state, local, and international matters have been concluded for years through 2005 and 2007, respectively. The Company believes adequate provision has been made for all income tax uncertainties.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)

The following table is a reconciliation of the beginning and ending balances of the Company’s unrecognized tax benefits:

	Continuing		Discontinued	Total
Unrecognized tax benefits at January 1, 2010	$184,896		$91,670	$276,566
Additions based on tax positions related to the current year	22,324		242	22,566
Additions for tax positions of prior years	15,183		75	15,258
Reductions for tax positions of prior years	(39,824)		(6,775)	(46,599)
Settlements	(8,152)		(17,804)	(25,956)
Lapse of statutes	(7,521)		(133)	(7,654)
Unrecognized tax benefits at December 31, 2010	166,906		67,275	234,181
Additions based on tax positions related to the current year	10,835		986	11,821
Additions for tax positions of prior years	14,636		1,971	16,607
Reductions for tax positions of prior years	(40,563)		(12,302)	(52,865)
Settlements	(6,673)		(3,469)	(10,142)
Lapse of statutes	(6,197)		(216)	(6,413)
Unrecognized tax benefits at December 31, 2011	138,944		54,245	193,189
Additions based on tax positions related to the current year	10,188		26	10,214
Additions for tax positions of prior years	4,128		3,470	7,598
Reductions for tax positions of prior years	(14,257)		(25)	(14,282)
Settlements	(418)		(85)	(503)
Lapse of statutes	(12,550)		(3,429)	(15,979)
Unrecognized tax benefits at December 31, 2012	$126,035	(A)	$54,202	$180,237
_________

(A)
If recognized, the net amount of potential tax benefits that would impact the Company’s effective tax rate is $104.9 million. During the years ended December 31, 2012, 2011, and 2010, the Company recorded potential interest and penalty expense (income) of $0.1 million, $(9.1) million and $1.5 million, respectively, related to its unrecognized tax benefits as a component of provision for income taxes. The Company had accrued interest and penalties of $25.0 million at December 31, 2012 and $34.2 million at December 31, 2011, which are not included in the above table.

12. Equity and Cash Incentive Program

2005 Equity and Cash Incentive Plan

The Company's share-based awards are typically granted annually at its regularly scheduled first quarter Compensation Committee meeting. For the years presented herein, employee awards were made pursuant to the terms of the Company’s shareholder-approved 2005 Equity and Cash Incentive Plan (the “2005 Plan”). Under the 2005 Plan, a maximum aggregate of 20,000,000 shares was reserved for grants (non-qualified and incentive stock options, stock-settled stock appreciation rights (“SARs”), restricted stock, and performance share awards) to key personnel between February 1, 2005 and January 31, 2015, provided that no incentive stock options could be granted under the plan after February 11, 2014 and a maximum of 2,000,000 shares could be granted as restricted stock or performance share awards.

On May 3, 2012, the shareholders approved the Dover Corporation 2012 Equity and Cash Incentive Plan (the "2012 Plan"), to replace the 2005 Equity and Cash Incentive Plan, which otherwise would have terminated according to its terms on January 31, 2015, and the 1996 Non-Employee Directors Stock Compensation Plan (the "Directors Plan"), which would have otherwise terminated according to its terms on December 31, 2012. Upon approval of the 2012 Plan, no additional awards may be granted under the 2005 Plan. Officers and other key employees, as well as non-employee directors, are eligible to participate in the 2012 Plan, which has a ten year term and will terminate on May 3, 2022. The 2012 Plan provides for stock options and SARs grants, restricted stock awards, restricted stock unit awards, performance share awards, cash performance awards, directors' shares, and deferred stock units. Under the 2012 Plan, a total of 17,000,000 shares of common stock are reserved for issuance, subject to adjustments resulting from stock dividends, stock splits, recapitalizations, reorganizations, and other similar changes.

The exercise price per share for stock options and SARs is equal to the closing price of the Company’s stock on the New York Stock Exchange on the date of grant. New common shares are issued when options or SARs are exercised. The period during which options and SARs are exercisable is fixed by the Company’s Compensation Committee at the time of grant.  Generally, the stock options or SARs vest after three years of service and expire at the end of ten years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)

Stock-based compensation costs are reported within selling and administrative expenses. The following table summarizes the Company’s compensation expense relating to all stock-based incentive plans:

	Years Ended December 31,
	2012	2011	2010
Pre-tax compensation expense	$30,884	$25,130	$20,407
Tax benefit	(10,904)	(8,795)	(7,142)
Total stock-based compensation expense, net of tax	$19,980	$16,335	$13,265

SARs and Stock Options

In 2012, 2011, and 2010, the Company issued SARs covering 1,719,943, 1,524,329, and 2,304,574 shares, respectively, under the 2005 Plan.  Since 2006, the Company has only issued SARs under the 2005 Plan and does not anticipate issuing stock options in the future.  The fair value of each SAR grant was estimated on the date of grant using a Black-Scholes option-pricing model with the following assumptions:

	2012	2011	2010
Risk-free interest rate	1.05%	2.68%	2.77%
Dividend yield	2.03%	1.70%	2.33%
Expected life (years)	5.7	5.8	6.0
Volatility	36.41%	33.56%	31.93%
Grant price	$65.38	$66.59	$42.88
Fair value at date of grant	$18.51	$20.13	$11.66

Expected volatilities are based on Dover's stock price history, including implied volatilities from traded options on Dover stock. The Company uses historical data to estimate SAR exercise and employee termination patterns within the valuation model. The expected life of SARs granted is derived from the output of the option valuation model and represents the average period of time that SARs granted are expected to be outstanding. The interest rate for periods within the contractual life of the options is based on the U.S. Treasury yield curve in effect at the time of grant.

A summary of activity relating to SARs and stock options granted under the 2005 Plan and the predecessor plan for the year ended December 31, 2012 is as follows:

	SARs				Stock Options
	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term (Years)	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term (Years)
Outstanding at 1/1/2012	9,393,634	$44.14			1,943,094	$36.96
Granted	1,719,943	65.38			—	—
Forfeited / expired	(194,943)	55.25			(14,122)	37.93
Exercised	(2,367,026)	36.84			(1,204,566)	36.21
Outstanding at 12/31/2012	8,551,608	50.17	$134,097	6.4	724,406	38.18	$19,941	1.5

Exercisable at 12/31/2012	3,431,600	$40.29	$87,227	4.3	724,406	$38.18	$19,941	1.5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)

The following table summarizes information about SAR and option awards outstanding that are vested and exercisable at December 31, 2012:

	SARs Outstanding			SARs Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Life in Years	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Life in Years
$29.45 - $35.50	1,229,923	$29.60	5.7	1,229,923	$29.60	5.7
$42.30 - $46.00	3,468,269	43.32	5.5	1,439,583	43.95	3.7
$50.60 - $66.59	3,853,416	62.91	7.5	762,094	50.64	3.2

	Stock Options Outstanding			Stock Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Life in Years	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Life in Years
$24.50 - $38.00	476,683	$36.60	1.8	476,683	$36.60	1.8
$38.50 - $41.25	247,723	41.23	1.1	247,723	41.23	1.1

Unrecognized compensation expense related to SARs not yet exercisable was $27,722 at December 31, 2012.  This cost is expected to be recognized over a weighted average period of 1.7 years.

The fair value of SARs which became exercisable during 2012, 2011, and 2010 was $16,484, $21,202, and $23,593, respectively. The aggregate intrinsic value of SARs exercised during 2012, 2011, and 2010 was $61,531, $24,322, and $1,083, respectively.

The aggregate intrinsic value of options exercised during 2012, 2011, and 2010 was $29,866, $24,726, and $28,699, respectively. Cash received by the Company for the exercise of options during 2012, 2011, and 2010 totaled $38,029, $26,519, and $66,962, respectively.

The company recognized tax benefits of $22,771, $8,752, and $6,466 during 2012, 2011, and 2010, respectively, for the exercise of SARs and stock options. These benefits have been recorded as an increase to additional paid-in capital and are reflected as financing cash inflows in the Consolidated Statements of Cash Flows.

Performance Share Awards

Performance share awards granted under the 2005 Plan, as amended in May of 2009, are being expensed over the three year period that is the requisite performance and service period. Awards shall become vested if (1) the Company achieves certain specified stock performance targets compared to a defined group of peer companies and (2) the employee remains continuously employed by the company during the performance period.  Partial vesting may occur after separation from service in the case of certain terminations not for cause and for retirements.

In 2012, 2011, and 2010, the Company issued performance shares covering 50,416, 44,751, and 68,446 shares, respectively. The performance share awards are market condition awards and have been fair valued on the date of grant using the Monte Carlo simulation model (a binomial lattice-based valuation model) with the following assumptions:

	2012	2011	2010
Risk-free interest rate	0.37%	1.34%	1.37%
Dividend yield	2.03%	1.61%	2.38%
Expected life (years)	2.9	2.9	2.9
Volatility	34.10%	40.48%	39.98%
Fair value of performance award	$71.98	$91.41	$57.49

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)

Expected volatilities are based on historical volatilities of each of the defined peer companies. The interest rate is based on the U.S. Treasury yield curve in effect at the time of grant.

A summary of activity for performance share awards for the year ended December 31, 2012 is as follows:

	Number of Shares	Weighted-Average Grant-Date Fair Value
Unvested at December 31, 2011	113,197	$57.23
Granted	50,416	71.98
Vested *	(68,446)	57.49
Unvested at December 31, 2012	95,167	$81.12

 * Under the terms of the performance share award, the actual number of shares awarded can range from zero to 200% of the original target grant, depending on Dover's three-year performance relative to the peer group for the relevant performance period. Awards vesting at the end of 2012, as shown above, are expected to be paid out at approximately 158% of their original target.

Unrecognized compensation expense related to unvested performance shares as of December 31, 2012 was $3,525, which will be recognized over a weighted average period of 1.6 years.

The Company also has restricted stock authorized for grant (as part of the 2005 Plan), under which common stock of the Company may be granted at no cost to certain officers and key employees. In general, restrictions limit the sale or transfer of these shares during a two or three year period, and restrictions lapse proportionately over the two or three year period.  The Company granted 55,200 and 15,500 restricted shares in 2011 and 2010, respectively.  No restricted shares were granted in 2012.

The Company issued the following shares to its non-employee directors during 2012 under the 2012 Plan and during 2011 and 2010 under the Directors' Plan as partial compensation for serving as directors of the Company:

	Years ended December 31,
	2012	2011	2010
Aggregate shares granted	20,344	20,929	20,853
Shares withheld to satisfy tax obligations	(544)	(562)	(574)
Net shares granted	19,800	20,367	20,279

13. Commitments and Contingent Liabilities

Lease Commitments

The Company leases certain facilities and equipment under operating leases, many of which contain renewal options. Total rental expense, net of insignificant sublease rental income, for all operating leases was $80,350, $76,529, and $65,080 for the years ended December 31, 2012, 2011, and 2010, respectively. Contingent rentals under the operating leases were not significant.

The aggregate future minimum lease payments for operating and capital leases as of December 31, 2012 are as follows:

	Operating	Capital
2013	$63,228	$2,552
2014	51,064	1,809
2015	36,470	835
2016	25,369	618
2017	21,837	237
2018 and thereafter	73,537	788

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)

Guarantees

The Company has provided typical indemnities in connection with sales of certain businesses and assets, including representations and warranties and related indemnities for environmental, health and safety, tax, and employment matters.  The Company does not have any material liabilities recorded for these indemnifications and is not aware of any claims or other information that would give rise to material payments under such indemnities.

Litigation

A few of the Company’s subsidiaries are involved in legal proceedings relating to the cleanup of waste disposal sites identified under federal and state statutes which provide for the allocation of such costs among “potentially responsible parties.” In each instance, the extent of the Company’s liability appears to be very small in relation to the total projected expenditures and the number of other “potentially responsible parties” involved and is anticipated to be immaterial to the Company. In addition, a few of the Company’s subsidiaries are involved in ongoing remedial activities at certain current and former plant sites, in cooperation with regulatory agencies, and appropriate reserves have been established. At December 31, 2012 and 2011, the Company has reserves totaling $28,875 and $19,584, respectively, for environmental matters that are probable and estimable, with the 2012 increase primarily attributed to environmental contingencies assumed in recent acquisitions.

The Company and certain of its subsidiaries are also parties to a number of other legal proceedings incidental to their businesses. These proceedings primarily involve claims by private parties alleging injury arising out of use of the Company’s products, exposure to hazardous substances, patent infringement, employment matters, and commercial disputes. Management and legal counsel, at least quarterly, review the probable outcome of such proceedings, the costs and expenses reasonably expected to be incurred and currently accrued to-date, and the availability and extent of insurance coverage. At December 31, 2012 and 2011, the Company has reserves totaling $1,158 and $1,246, respectively, for legal matters that are probable and estimable and not otherwise covered by insurance. While it is not possible at this time to predict the outcome of these legal actions, in the opinion of management, based on the aforementioned reviews, the Company is not currently involved in any legal proceedings which, individually or in the aggregate, could have a material affect on its financial position, results of operations, or cash flows.

14. Employee Benefit Plans

The Company offers defined contribution retirement plans which cover the majority of its U.S. employees, as well as employees in certain other countries. The Company’s expense relating to defined contribution plans was $29,760, $25,169, and $21,343 for the years ended December 31, 2012, 2011, and 2010, respectively.

The Company sponsors qualified defined benefit pension plans covering certain employees of the Company and its subsidiaries. The plans’ benefits are generally based on years of service and employee compensation.  The Company also provides to certain management employees, through non-qualified plans, supplemental retirement benefits in excess of qualified plan limits imposed by federal tax law.

The Company also maintains post retirement benefit plans which cover approximately 1,075 participants, approximately 225 of whom are eligible for medical benefits.  These plans are effectively closed to new entrants. The post-retirement benefit obligation amounts at December 31, 2012 and 2011 include amounts totaling $3,173 and $3,790, respectively, that are recorded in discontinued operations.  The supplemental and post retirement benefit plans are supported by the general assets of the Company.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)

Obligations and Funded Status

The following tables summarize the balance sheet impact, including the benefit obligations, assets, and funded status associated with the Company's significant defined benefit and other postretirement plans at December 31, 2012 and 2011.

	Qualified Defined Benefits				Non-Qualified Supplemental Benefits		Post-Retirement Benefits
	U.S. Plan		Non-U.S. Plans
	2012	2011	2012	2011	2012	2011	2012	2011
Change in benefit obligation
Benefit obligation at beginning of year	$526,760	$416,755	$185,010	$164,288	$169,903	$127,035	$15,353	$14,508
Benefits earned during the year	14,406	14,167	5,712	3,278	5,304	4,064	248	206
Interest cost	25,136	27,237	10,044	9,019	7,916	7,841	593	723
Plan participants' contributions	—	—	2,134	815	—	—	632	1,364
Benefits paid	(38,297)	(50,142)	(7,065)	(7,012)	(19,434)	(12,726)	(1,531)	(2,865)
Actuarial loss	75,900	40,020	25,552	10,481	9,579	23,016	1,326	1,368
Business acquisitions	—	79,970	61,395	7,592	—	18,000	—	—
Amendments	—	258	—	—	7,140	2,673	—	—
Settlement and curtailment gains	—	(1,628)	(6,776)	—	—	—	(2,050)	(207)
Currency translation and other	—	123	8,792	(3,451)	—	—	—	256
Benefit obligation at end of year	603,905	526,760	284,798	185,010	180,408	169,903	14,571	15,353
Change in plan assets
Fair value of plan assets at beginning of year	515,191	409,783	121,807	121,815	—	—	—	—
Actual return on plan assets	59,754	47,307	16,023	452	—	—	—	—
Company contributions	18,000	42,000	10,243	7,275	19,434	12,726	2,949	1,566
Plan participants' contributions	—	—	2,134	815	—	—	632	1,364
Benefits paid	(38,297)	(50,142)	(7,065)	(7,012)	(19,434)	(12,726)	(1,531)	(2,930)
Business acquisitions	—	66,243	38,939	—	—	—	—	—
Settlements and curtailments	—	—	(6,776)	—	—	—	(2,050)	—
Currency translation	—	—	6,111	(1,538)	—	—	—	—
Fair value of plan assets at end of year	554,648	515,191	181,416	121,807	—	—	—	—
Funded status	$(49,257)	$(11,569)	$(103,382)	$(63,203)	$(180,408)	$(169,903)	$(14,571)	$(15,353)

Amounts recognized in the balance sheets consist of:
Assets and Liabilities:
Other assets and deferred charges	$—	$—	$2,749	$2,052	$—	$—	$—	$—
Accrued compensation and employee benefits	—	—	(3,190)	(1,293)	(19,701)	(18,913)	(953)	(1,079)
Other liabilities (deferred compensation)	(49,257)	(11,569)	(102,941)	(63,962)	(160,707)	(150,990)	(13,618)	(14,274)
Total Assets and Liabilities	$(49,257)	$(11,569)	$(103,382)	$(63,203)	$(180,408)	$(169,903)	$(14,571)	$(15,353)

Accumulated Other Comprehensive Loss (Earnings):
Net actuarial losses (gains)	$223,753	$182,143	$41,125	$22,892	$22,296	12,857	$996	(1,284)
Prior service cost (credit)	3,771	4,819	1,260	1,377	46,567	46,852	(1,506)	(1,922)
Net asset at transition, other	—	—	3	(112)	—	—	—	—
Deferred taxes	(79,634)	(65,437)	(10,761)	(5,474)	(24,103)	(20,899)	119	1,063
Total Accumulated Other Comprehensive Loss (Earnings), net of tax	147,890	121,525	31,627	18,683	44,760	38,810	(391)	(2,143)
Net amount recognized at December 31,	$98,633	$109,956	$(71,755)	$(44,520)	$(135,648)	$(131,093)	$(14,962)	$(17,496)

Accumulated benefit obligations	$541,394	$478,561	$264,736	$166,853	$138,593	$126,417

The Company’s net unfunded status at December 31, 2012 includes $49,257 relating to the U.S. Dover Corporate Pension Plan and $103,382 relating to the Company’s significant international plans, some in locations where it is not economically advantageous to pre-fund the plans due to local regulations. The majority of the international obligations relate to defined pension plans operated by the Company’s businesses in Germany, the United Kingdom, and Switzerland.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)

The accumulated benefit obligation for all defined benefit pension plans was $944,723 and $771,831 at December 31, 2012 and 2011, respectively.   Pension plans with accumulated benefit obligations in excess of plan assets consist of the following at December 31, 2012 and 2011:

	2012	2011
Projected benefit obligation (PBO)	$425,080	$317,223
Accumulated benefit obligation (ABO)	367,736	259,850
Fair value of plan assets	140,514	82,654

Net Periodic Benefit Cost

Components of the net periodic benefit cost were as follows:

Defined Benefit Plans

	Qualified Defined Benefits						Non-Qualified Supplemental Benefits
	U.S. Plan			Non-U.S. Plans
	2012	2011	2010	2012	2011	2010	2012	2011	2010
Service cost	$14,406	$14,167	$11,272	$5,712	$3,278	$3,415	$5,304	$4,064	$4,241
Interest cost	25,136	27,237	22,531	10,044	9,019	8,043	7,916	7,841	7,677
Expected return on plan assets	(38,978)	(38,472)	(31,912)	(8,765)	(8,148)	(6,377)	—	—	—
Amortization of:
Prior service cost	1,048	1,304	1,303	117	122	62	7,425	7,266	7,266
Recognized actuarial loss	13,515	8,335	5,082	579	254	392	138	—	—
Transition obligation	—	—	—	(47)	(44)	(42)	—	—	—
Settlement & curtailment (gain) loss	—	1,180	—	1,449	2,030	(347)	—	—	—
Other	—	123	—	—	—	—	—	—	—
Total net periodic benefit cost	$15,127	$13,874	$8,276	$9,089	$6,511	$5,146	$20,783	$19,171	$19,184

Post-Retirement Benefits

	2012	2011	2010
Service cost	$248	$206	$279
Interest cost	593	723	837
Amortization of:
Prior service income	(416)	(409)	(409)
Recognized actuarial gain	(19)	(241)	(398)
Settlement & curtailment gain	(1,493)	(137)	—
Other	—	256	—
Total net periodic benefit cost	$(1,087)	$398	$309

Amounts expected to be amortized from Accumulated Other Comprehensive Earnings (Loss) into net periodic benefit cost during 2013 are as follows:

	Qualified Defined Benefits		Non-Qualified Supplemental Benefits	Post-Retirement Benefits
	U.S. Plan	Non-U.S. Plans
Amortization of:
Prior service cost (income)	$1,026	$118	$7,989	$(416)
Transition obligation	—	(14)	—	—
Recognized actuarial loss	21,940	1,520	169	135
Total	$22,966	$1,624	$8,158	$(281)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)

Assumptions

The Company determines actuarial assumptions on an annual basis.

The weighted-average assumptions used in determining the benefit obligations were as follows:

	Qualified Defined Benefits				Non-Qualified Supplemental Benefits		Post-Retirement Benefits
	U.S. Plan		Non-U.S. Plans
	2012	2011	2012	2011	2012	2011	2012	2011
Discount rate	4.05%	4.85%	3.31%	4.62%	4.00%	4.77%	3.65%	4.45%
Average wage increase	4.00%	4.00%	2.74%	3.43%	4.50%	4.50%	na	na
Ultimate medical trend rate	na	na	na	na	na	na	5.00%	5.00%

The weighted average assumptions used in determining the net periodic cost were as follows:

	Qualified Defined Benefits						Non- Qualified Supplemental Benefits			Post-Retirement Benefits
	U.S. Plan			Non-U.S. Plans
	2012	2011	2010	2012	2011	2010	2012	2011	2010	2012	2011	2010
Discount rate	4.85%	5.50%	5.95%	4.62%	5.04%	5.15%	4.77%	5.50%	5.95%	3.65%	5.10%	5.50%
Average wage increase	4.00%	4.50%	4.50%	3.14%	3.73%	3.68%	4.50%	4.50%	4.50%	na	na	na
Expected return on plan assets	7.75%	7.75%	7.75%	5.90%	6.45%	6.10%	na	na	na	na	na	na

The Company’s discount rate assumption is determined by developing a yield curve based on high quality corporate bonds with maturities matching the plans’ expected benefit payment streams. The plans’ expected cash flows are then discounted by the resulting year-by-year spot rates.

For post-retirement benefit measurement purposes, an 8.0% annual rate of increase in the per capita cost of covered benefits (i.e., health care cost trend rates) was assumed for 2013. The rate was assumed to decrease gradually to 5.0% by the year 2018 and remain at that level thereafter. The health care cost trend rate assumption can have an effect on the amounts reported. For example, increasing (decreasing) the assumed health care cost trend rates by one percentage point in each year would increase (decrease) the accumulated post-retirement benefit obligation as of December 31, 2012 by $361 and $(345), respectively, and would have a negligible impact on the net post-retirement benefit cost for 2012.

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

The assets of the plans are invested to achieve an appropriate return for the plans consistent with a prudent level of risk. The asset return objective is to achieve, as a minimum over time, the passively managed return earned by market index funds, weighted in the proportions outlined by the asset class exposures identified in the plans’ strategic allocation.  The expected return on assets assumption used for pension expense is developed through analysis of historical market returns, statistical analysis, current market conditions, and the past experience of plan asset investments. Overall, it is projected that the investment of plan assets within Dover’s U.S. Corporate Pension Plan will achieve a 7.75% net return over time from the asset allocation strategy.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)

The Company’s actual and target weighted-average asset allocation for our U.S. Corporate Pension Plan was as follows:

	2012	2011	Current Target
Equity securities	57%	56%	58%
Fixed income	36%	36%	35%
Real estate and other	7%	8%	7%
Total	100%	100%	100%

While the non-U.S. investment policies are different for each country, the long-term objectives are generally the same as for the U.S. pension assets. The Company's non-U.S. plans were expected to achieve rates of return on invested assets of 5.90% in 2012, 6.45% in 2011, and 6.10% in 2010.

The fair values of both U.S. and non-U.S. pension plan assets by asset category within the ASC 820 hierarchy (as defined in Note 10) are as follows at December 31, 2012 and 2011:

	U.S. Plan
	December 31, 2012				December 31, 2011
	Level 1	Level 2	Level 3	Total Fair Value	Level 1	Level 2	Level 3	Total Fair Value
Asset category:
Common stocks:
U.S. companies	$153,939	$—	$—	$153,939	$153,816	$—	$—	$153,816
Non-U.S. companies	6,478	—	—	6,478	3,065	—	—	3,065
Fixed income investments:
Corporate bonds	—	59,293	—	59,293	—	55,716	—	55,716
Private placements	—	7,238	—	7,238	—	3,791	—	3,791
Government securities	19,888	112,716	—	132,604	9,268	115,873	—	125,141
Common stock funds:
Mutual funds	45,376	—	—	45,376	38,476	—	—	38,476
Collective trusts	—	109,002	—	109,002	—	94,396	—	94,396
Real estate funds	—	—	29,401	29,401	—	—	26,481	26,481
Cash and equivalents	11,317	—	—	11,317	9,748	—	—	9,748
Other	—	—	—	—	—	—	4,561	4,561
	$236,998	$288,249	$29,401	$554,648	$214,373	$269,776	$31,042	$515,191

	Non-U.S. Plans
	December 31, 2012				December 31, 2011
	Level 1	Level 2	Level 3	Total Fair Value	Level 1	Level 2	Level 3	Total Fair Value
Asset category:
Common stocks	$31,268	$—	$—	$31,268	$23,450	$—	$—	$23,450
Fixed income investments	—	57,049	—	57,049	—	36,629	—	36,629
Common stock funds	—	75,729	—	75,729	—	49,680	—	49,680
Real estate funds	—	—	10,116	10,116	—	—	7,053	7,053
Cash and equivalents	3,380	—	—	3,380	2,258	—	—	2,258
Other	—	2,418	1,456	3,874	—	2,737	—	2,737
	$34,648	$135,196	$11,572	$181,416	$25,708	$89,046	$7,053	$121,807

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

The real estate funds are valued on an annual basis using third-party appraisals, with adjustments estimated on a quarterly basis using discounted cash flow models which consider such inputs as revenue and expense growth rates, terminal capitalization rates, and discount rates. The Company believes this is an appropriate methodology to obtain the fair value of these assets.

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

The fair value measurement of plan assets using significant unobservable inputs (Level 3) changed during 2011 and 2012 due to the following:

	Real estate funds	Other	Total
Balance at December 31, 2010	$30,405	$—	$30,405
Actual return on plan assets:
Relating to assets sold during the period	(3)	108	105
Relating to assets still held at December 31, 2011	2,348	(394)	1,954
Business acquisitions	—	5,908	5,908
Purchases	1,987	—	1,987
Sales	(1,203)	(1,061)	(2,264)
Balance at December 31, 2011	33,534	4,561	38,095
Actual return on plan assets:
Relating to assets sold during the period	16	(52)	(36)
Relating to assets still held at December 31, 2012	2,123	—	2,123
Business acquisitions	3,103	1,456	4,559
Purchases	1,409	—	1,409
Sales	(668)	(4,509)	(5,177)
Balance at December 31, 2012	$39,517	$1,456	$40,973

 There were no significant transfers between Level 1 and Level 2 investments during 2012 or 2011.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)

Future Estimates

Benefit Payments

Estimated future benefit payments to retirees, which reflect expected future service, are as follows:

	Qualified Defined Benefits		Non-Qualified Supplemental Benefits	Post-Retirement Benefits
	U.S. Plan	Non-U.S. Plans
2013	$33,861	$9,980	$20,092	$953
2014	35,922	8,541	7,837	986
2015	36,893	8,257	34,466	1,010
2016	37,051	8,947	13,071	1,000
2017	38,371	9,188	6,856	1,012
2018 - 2022	209,999	52,397	76,289	4,404

Contributions

In 2013, the Company expects to contribute approximately $20 to $40 million to its U.S. plan and approximately $14 million to its non-U.S. plans. Additionally, in 2013, the Company expects to fund benefit payments of approximately $20 million to plan participants of its unfunded, non-qualified, supplemental benefit plans.

Multiemployer Pension Plans

The Company, through its subsidiaries, participates in a few multiemployer pension plans covering approximately 100 employees working under U.S. collective bargaining agreements. None of these plans are considered individually significant to the Company.  Contributions to multiemployer plans totaled less than $2 million in each of the last three years.

15. Other Comprehensive Earnings

The amounts recognized in other comprehensive earnings were as follows:

Year Ended December 31, 2012	Pre-tax	Tax	Net of tax
Foreign currency translation adjustments	$38,521	$359	$38,880
Pension and other postretirement benefit plans	(70,642)	23,632	(47,010)
Changes in fair value of cash flow hedges	195	(70)	125
Other	692	(83)	609
Total other comprehensive earnings (loss)	$(31,234)	$23,838	$(7,396)

Year Ended December 31, 2011	Pre-tax	Tax	Net of tax
Foreign currency translation adjustments	$(74,476)	$13,954	$(60,522)
Pension and other postretirement benefit plans	(54,519)	18,204	(36,315)
Changes in fair value of cash flow hedges	(1,649)	577	(1,072)
Other	270	(32)	238
Total other comprehensive earnings (loss)	$(130,374)	$32,703	$(97,671)

Year Ended December 31, 2010	Pre-tax	Tax	Net of tax
Foreign currency translation adjustments	$(33,636)	$—	$(33,636)
Pension and other postretirement benefit plans	(2,468)	1,189	(1,279)
Changes in fair value of cash flow hedges	360	(126)	234
Total other comprehensive earnings (loss)	$(35,744)	$1,063	$(34,681)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)

The components of accumulated other comprehensive earnings (loss) are as follows:

	December 31, 2012	December 31, 2011
Cumulative foreign currency translation adjustments	$165,872	$126,992
Pension and other postretirement benefit plans	(223,887)	(176,877)
Changes in fair value of cash flow hedges	3,109	2,375
	$(54,906)	$(47,510)

16. Segment Information

The Company currently operates through four business segments that are aligned with the key end-markets they serve: Communication Technologies, Energy, Engineered Systems, and Printing & Identification.  Consistent with the requirements of segment reporting, the Company's operating segments are aligned with its operating and management reporting structure.  The segment structure is intended to provide alignment and focus around its end-markets, allow for better leverage of its executive leadership talent and expertise, help improve the sharing and leveraging of resources within and between the four segments, enhance execution of business-specific strategies, and facilitate internal and external benchmarking against companies serving similar markets.

The Communication Technologies segment is engaged in the design and manufacture of innovative products and components in the consumer electronics, medical technology, aerospace/defense, and telecommunication/other markets.  The Energy segment provides highly-engineered solutions for the safe and efficient extraction and handling of oil and gas in the drilling, production, and downstream markets.  The Engineered Systems segment is comprised of two platforms, Fluid Solutions and Refrigeration & Industrial, which are industry leaders in the fluids systems, refrigeration and food equipment, and industrial markets.  The Printing & Identification segment provides integrated printing, coding, and dispensing solutions for the fast moving consumer goods and industrial markets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)

Segment financial information and a reconciliation of segment results to consolidated results follows:

	Years Ended December 31,
	2012	2011	2010
REVENUE:
Communication Technologies	$1,516,585	$1,360,077	$1,076,012
Energy	2,172,604	1,900,749	1,303,507
Engineered Systems	3,419,544	3,100,735	2,786,442
Printing & Identification	996,531	1,008,236	943,681
Intra-segment eliminations	(925)	(643)	(135)
Total consolidated revenue	$8,104,339	$7,369,154	$6,109,507

EARNINGS FROM CONTINUING OPERATIONS:
Segment earnings:
Communication Technologies	$218,960	$226,382	$205,215
Energy	538,650	450,637	316,113
Engineered Systems	501,952	445,186	382,644
Printing & Identification	135,159	141,561	151,235
Total segments	1,394,721	1,263,766	1,055,207
Corporate expense / other (1)	136,009	137,979	135,714
Net interest expense	121,141	115,525	106,371
Earnings from continuing operations before provision for income taxes and discontinued operations	1,137,571	1,010,262	813,122
Provision for taxes	304,452	237,076	193,625
Earnings from continuing operations	$833,119	$773,186	$619,497

OPERATING MARGINS:
Communication Technologies	14.4%	16.6%	19.1%
Energy	24.8%	23.7%	24.3%
Engineered Systems	14.7%	14.4%	13.7%
Printing & Identification	13.6%	14.0%	16.0%
Total Segments	17.2%	17.1%	17.3%
Earnings from continuing operations	14.0%	13.7%	13.3%

DEPRECIATION and AMORTIZATION:
Communication Technologies	$132,619	$101,839	$72,262
Energy	95,077	77,819	48,842
Engineered Systems	93,621	74,776	72,526
Printing & Identification	33,602	33,482	33,570
Corporate	2,666	2,561	2,037
Consolidated total	$357,585	$290,477	$229,237

CAPITAL EXPENDITURES:
Communication Technologies	$152,245	$111,402	$41,222
Energy	70,334	74,953	48,916
Engineered Systems	66,028	58,610	57,476
Printing & Identification	6,255	10,391	10,075
Corporate	2,150	7,320	11,608
Consolidated total	$297,012	$262,676	$169,297

(1)
Certain expenses are maintained at the corporate level and not allocated to the segments. These expenses include executive and functional compensation costs, non-service pension costs, non-operating insurance expenses, and various administrative expenses relating to the corporate headquarters.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)

Selected financial information by market segment (continued):

TOTAL ASSETS AT DECEMBER 31:	2012	2011	2010
Communication Technologies	$2,538,644	$2,471,918	$1,540,636
Energy	2,020,349	1,699,395	1,010,415
Engineered Systems	3,378,005	2,247,532	2,089,801
Printing & Identification	1,301,521	1,310,272	1,308,482
Corporate (principally cash and cash equivalents)	807,879	1,284,575	1,448,210
Total assets - continuing operations	10,046,398	9,013,692	7,397,544
Assets from discontinued operations	397,545	486,860	1,161,199
Consolidated total	$10,443,943	$9,500,552	$8,558,743

	Revenue			Long-Lived Assets
	Years Ended December 31,			At December 31,
	2012	2011	2010	2012	2011
United States	$4,343,946	$3,923,118	$3,355,649	$656,006	$557,238
Europe	1,240,222	1,247,039	1,116,641	216,535	175,896
Other Americas	793,556	771,239	624,716	51,096	51,788
Asia	1,488,251	1,162,103	836,875	232,937	176,708
Other	238,364	265,655	175,626	10,478	9,073
Consolidated total	$8,104,339	$7,369,154	$6,109,507	$1,167,052	$970,703

Revenue is attributed to regions based on the location of the Company’s customer, which in some instances is an intermediary and not necessarily the end user. Long-lived assets are comprised of net property, plant and equipment. The Company’s businesses are based primarily in the United States of America, Asia, and Europe. The Company’s businesses serve thousands of customers, none of which accounted for more than 10% of consolidated revenue.

17. Earnings per Share

The following table sets forth a reconciliation of the information used in computing basic and diluted earnings per share:

	Years Ended December 31,
	2012	2011	2010
Earnings from continuing operations	$833,119	$773,186	$619,497
Earnings (loss) from discontinued operations, net	(22,049)	122,057	80,607
Net earnings	$811,070	$895,243	$700,104

Basic earnings per common share:
Earnings from continuing operations	$4.59	$4.16	$3.31
Earnings (loss) from discontinued operations, net	$(0.12)	$0.66	$0.43
Net earnings	$4.47	$4.82	$3.75

Weighted average shares outstanding	181,551,000	185,882,000	186,897,000

Diluted earnings per common share:
Earnings from continuing operations	$4.53	$4.09	$3.27
Earnings (loss) from discontinued operations, net	$(0.12)	$0.65	$0.43
Net earnings	$4.41	$4.74	$3.70

Weighted average shares outstanding	183,993,000	188,887,000	189,170,000

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)

The following table is a reconciliation of the share amounts used in computing earnings per share:

	Years Ended December 31,
	2012	2011	2010
Weighted average shares outstanding - Basic	181,551,000	185,882,000	186,897,000
Dilutive effect of assumed exercise of employee stock options and SARs and vesting of performance shares and restricted shares	2,442,000	3,005,000	2,273,000
Weighted average shares outstanding - Diluted	183,993,000	188,887,000	189,170,000

Diluted per share amounts are computed using the weighted-average number of common shares and, if dilutive, potential common shares outstanding during the period.  Potential common shares consist of the incremental common shares issuable upon the exercise of stock options and SARs, and vesting of performance shares and restricted shares, as determined using the treasury stock method.  For the years ended December 31, 2012, 2011, and 2010, the weighted average number of anti-dilutive potential common shares excluded from the calculation above totaled 2,950,000, 1,333,000, and 1,378,000, respectively.

18. Stockholders' Equity

The Company has the authority to issue up to 100,000 shares of $100 par preferred stock and up to 500,000,000 shares of $1 par common stock. None of the preferred stock has been issued. As of December 31, 2012 and 2011, 254,119,478 and 250,591,610 shares of common stock were issued, and the Company had 79,401,585 and 67,000,487 treasury shares, held at cost, respectively.

Share Repurchases

Share repurchases were as follows:

	Years Ended December 31,
	2012	2011	2010
Shares repurchased in the open market	12,314,795	4,034,973	2,335,500
Shares repurchased from holders of employee stock options	86,303	80,166	82,455
Total shares repurchased	12,401,098	4,115,139	2,417,955
Average price paid per share	$60.38	$58.93	$51.10

In May 2012, the Board of Directors renewed its standing authorization of the Company's share repurchase program, on terms consistent with its prior five-year authorization which expired at that time. This renewal authorized the repurchase of up to 10,000,000 shares of the Company's common stock during the five-year period ending May 2017. The Company repurchased 6,091,711 shares under this authorization during 2012. As of December 31, 2012, the number of shares still available for repurchase under the May 2012 share repurchase authorization was 3,908,289.

In November 2012, the Board of Directors approved a $1 billion share repurchase program authorizing repurchases of the Company's common shares over the next 12 to 18 months. The Company repurchased 3,963,084 shares under this new program during 2012. As of December 31, 2012, the approximate dollar amount still available for repurchase under this share repurchase program was $749,898.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)

19. Quarterly Data (Unaudited)

			Continuing Operations			Net Earnings
Quarter	Revenue	Gross Profit	Earnings	Per Share - Basic	Per Share - Diluted	Net Earnings	Per Share - Basic	Per Share - Diluted
2012
First	$1,954,614	$746,080	$186,409	$1.01	$1.00	$196,063	$1.07	$1.05
Second	2,038,289	777,102	205,156	1.12	1.10	214,101	1.17	1.15
Third	2,097,605	810,139	233,330	1.28	1.27	241,046	1.33	1.31
Fourth	2,013,831	773,744	208,224	1.17	1.16	159,860	0.90	0.89
	$8,104,339	$3,107,065	$833,119	4.59	4.53	$811,070	4.47	4.41

2011
First	$1,659,048	$656,133	$155,145	$0.83	$0.82	$194,905	$1.04	$1.03
Second	1,819,594	712,729	213,259	1.14	1.12	249,769	1.34	1.32
Third	1,999,550	757,608	207,515	1.12	1.10	172,280	0.93	0.91
Fourth	1,890,962	718,333	197,267	1.07	1.05	278,289	1.51	1.49
	$7,369,154	$2,844,803	$773,186	4.16	4.09	$895,243	4.82	4.74

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 31, 2012, 2011 and 2010
(In thousands)

Allowance for Doubtful Accounts	Balance at Beginning of Year	Acquired by Purchase or Merger	Charged to Cost and Expense (A)	Accounts Written Off	Other	Balance at End of Year
Year Ended December 31, 2012
Allowance for Doubtful Accounts	$21,238	56	5,162	(6,481)	417	$20,392
Year Ended December 31, 2011
Allowance for Doubtful Accounts	$26,815	73	5,693	(10,013)	(1,330)	$21,238
Year Ended December 31, 2010
Allowance for Doubtful Accounts	$31,746	—	(153)	(4,204)	(574)	$26,815
(A) Net of recoveries on previously reserved or written-off balances.

Deferred Tax Valuation Allowance	Balance at Beginning of Year	Acquired by Purchase or Merger	Additions	Reductions	Other	Balance at End of Year
Year Ended December 31, 2012
Deferred Tax Valuation Allowance	$20,855	—	—	(1,968)	—	$18,887
Year Ended December 31, 2011
Deferred Tax Valuation Allowance	$35,486	—	—	(14,631)	—	$20,855
Year Ended December 31, 2010
Deferred Tax Valuation Allowance	$34,969	—	517	—	—	$35,486

LIFO Reserve	Balance at Beginning of Year	Acquired by Purchase or Merger	Charged to Cost and Expense	Reductions	Other	Balance at End of Year
Year Ended December 31, 2012
LIFO Reserve	$55,345	—	161	—	—	$55,506
Year Ended December 31, 2011
LIFO Reserve	$45,742	—	9,603	—	—	$55,345
Year Ended December 31, 2010
LIFO Reserve	$44,195	—	1,547	—	—	$45,742

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act were effective as of December 31, 2012 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and (ii) accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Controls

During the fourth quarter of 2012, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information with respect to the directors and the board committees of the Company required to be included pursuant to this Item 10 will be included in the 2013 Proxy Statement that will be filed with the Securities and Exchange Commission pursuant to Rule 14a-6 under the Exchange Act in accordance with applicable SEC deadlines, and is incorporated in this Item 10 by reference.

The information with respect to the executive officers of the Company required to be included pursuant to this Item 10 is included under the caption “Executive Officers of the Registrant” in Part I of this Form 10-K and is incorporated in this Item 10 by reference.

The information with respect to Section 16(a) reporting compliance required to be included in this Item 10 will be included in our 2013 Proxy Statement and is incorporated in this Item 10 by reference.

The Company has adopted a code of ethics that applies to its chief executive officer and senior financial officers. A copy of this code of ethics can be found on our website at www.dovercorporation.com. In the event of any amendment to, or waiver from, the code of ethics, we will publicly disclose the amendment or waiver by posting the information on our website.

ITEM 11. EXECUTIVE COMPENSATION

The information with respect to executive compensation and the compensation committee required to be included pursuant to this Item 11 will be included in our 2013 Proxy Statement and is incorporated in this Item 11 by reference.

ITEM 12. SECURITY OWNERSHIP BY CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The information regarding security ownership of certain beneficial owners and management that is required to be included pursuant to this Item 12 will be included in our 2013 Proxy Statement and is incorporated in this Item 12 by reference.

Equity Compensation Plans

The Equity Compensation Plan Table below presents information regarding the our equity compensation plans at December 31, 2012:

	(a)	(b)	(c)
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (1)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (2)
Equity compensation plans approved by stockholders	9,439,627	$49.23	16,938,968
Equity compensation plans not approved by stockholders	—	—	—
Total	9,439,627	$49.23	16,938,968

(1)
Column (a) includes shares issuable pursuant to outstanding performance share awards under the Company's 2005 Equity and Cash Incentive Plan (the "2005 Plan") subject to the satisfaction at the level of the applicable performance criteria over a three-year performance period. Performance share awards are not reflected in the weighted exercise price in column (b).

(2)
Column (c) consists of shares available for future issuance under the Company's 2012 Equity and Cash Incentive Plan (the "2012 Plan"). Under the 2012 Plan, the Company may grant options, stock-settled stock appreciation rights ("SARs"), restricted stock or restricted stock units, performance share awards, director shares, or deferred stock units. Under the 2012 Plan, the number of shares available for issuance will be reduced (i) by one share for each share issued pursuant to options or SARs and (ii) by three shares for each share of stock issued pursuant to restricted stock, restricted stock unit, performance share, director share, or deferred stock unit awards.

As of December 31, 2012, equity securities have been authorized for issuance to employees and/or non-employee directors under the 2012 Plan and its predecessor plans, the 1995 Incentive Stock Options Plan and 1995 Cash Performance Program (the "1995 Plan"), and the 2005 Plan. Although each of the 1995 Plan and the 2005 Plan have expired and no further awards may be granted under the Plan, there remain outstanding options under the 1995 Plan and outstanding options, stock-settled appreciation rights, and performance share awards under the 2005 Plan, which are reflected in Column (a) of the table.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information with respect to any director independence, related party transaction policies, and any reportable transaction, business relationship, or indebtedness between the Company and the beneficial owners of more than 5% of the Common Stock, the directors or nominees for director of the Company, the executive officers of the Company, or the members of the immediate families of such individuals that are required to be included pursuant to this Item 13 is included in the 2013 Proxy Statement and is incorporated in this Item 13 by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information with respect to the Company’s relationship with its independent registered public accounting firm and fees paid thereto required to be included pursuant to this Item 14 is included in the 2013 Proxy Statement and is incorporated in this Item 14 by reference.

The information with respect to audit committee pre-approval policies and procedures required to be included pursuant to this Item 14 is included in the 2013 Proxy Statement and is incorporated in this Item 14 by reference.

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

DOVER CORPORATION

/s/ Robert A. Livingston
Robert A. Livingston
President and Chief Executive Officer
Date:	February 15, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated. Each of the undersigned, being a director or officer of Dover Corporation (the “Company”), hereby constitutes and appoints Robert A. Livingston, Brad M. Cerepak and Ivonne M. Cabrera, and each of them (with full power to each of them to act alone), his or her true and lawful attorney-in-fact and agent for him or her and in his or her name, place and stead in any and all capacities, to sign the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012 under the Securities Exchange Act of 1934, as amended, and any and all amendments thereto, and to file the same with all exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission and any other appropriate authority, granting unto such attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing required and necessary to be done in and about the premises in order to effectuate the same as fully to all intents and purposes as he or she might or could do if personally present, hereby ratifying and confirming all that such attorneys-in-fact and agents, or any of them, may lawfully do or cause to be done by virtue hereof.

Signature	Title	Date

/s/ Robert W. Cremin	Chairman, Board of Directors	February 15, 2013
Robert W. Cremin

/s/ Robert A. Livingston	Chief Executive Officer, President and Director (Principal Executive Officer)	February 15, 2013
Robert A. Livingston

/s/ Brad M. Cerepak	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 15, 2013
Brad M. Cerepak

/s/ Raymond T. McKay, Jr.	Vice President, Controller (Principal Accounting Officer)	February 15, 2013
Raymond T. McKay, Jr.

/s/ David H. Benson	Director	February 15, 2013
David H. Benson

/s/ Jean-Pierre M. Ergas	Director	February 15, 2013
Jean-Pierre M. Ergas

/s/ Peter T. Francis	Director	February 15, 2013
Peter T. Francis

Signature	Title	Date

/s/ Kristiane C. Graham	Director	February 15, 2013
Kristiane C. Graham

/s/ Michael F. Johnston	Director	February 15, 2013
Michael F. Johnston

/s/ Richard K. Lochridge	Director	February 15, 2013
Richard K. Lochridge

/s/ Bernard G. Rethore	Director	February 15, 2013
Bernard G. Rethore

/s/ Michael B. Stubbs	Director	February 15, 2013
Michael B. Stubbs

/s/ Stephen M. Todd	Director	February 15, 2013
Stephen M. Todd

/s/ Stephen K. Wagner	Director	February 15, 2013
Stephen K. Wagner

/s/ Mary A. Winston	Director	February 15, 2013
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

(3)(i)(a)	Restated Certificate of Incorporation, filed as Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1998 (SEC File No. 001-04018), is incorporated by reference.
(3)(i)(b)
Certificate of Correction to the Restated Certificate of Incorporation dated as of January 24, 2002, filed as Exhibit 3(i) to the Company's Current Report on Form 8-K filed February 28, 2002 (SEC File No. 001-04018), is incorporated by reference.

(3)(ii)
By-Laws of the Company as amended and restated as of November 6, 2008, filed as Exhibit 3(ii) to the Company's Current Report on Form 8-K filed November 12, 2008 (SEC File No. 001-04018), are incorporated by reference.

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

(4.3)
Indenture, dated as of February 8, 2001 between the Company and BankOne Trust Company, N.A., as trustee, filed as Exhibit 4.1 to the Company's current report on Form 8-K filed February 13, 2001 (SEC File No. 001-04018), is incorporated by reference.

(4.4)
First Supplemental Indenture among the Company, J.P. Morgan Trust Company, National Association, as original trustee, and The Bank of New York, as Trustee, filed as Exhibit 4.1 to the Company's Current Report on Form 8-K filed October 12, 2005 (SEC File No. 001-04018) is incorporated by reference.

(4.5)
Form of 4.875% Notes due October 15, 2015 ($300,000,000 aggregate principal amount), filed as exhibit 4.2 to the Company's Current Report on Form 8-K filed October 12, 2005 (SEC File No. 001-04018) is incorporated by reference.

(4.6)
Form of 5.375% Debentures due October 15, 2035 ($300,000,000 aggregate principal amount), filed as exhibit 4.3 to the Company's Current Report on Form 8-K filed October 12, 2005 (SEC File No. 001-04018) is incorporated by reference.

(4.7)
Second Supplemental Indenture between the Company and The Bank of New York, as trustee, filed as Exhibit 4.1 to the Company's Current Report on Form 8-K filed March 14, 2008 (SEC File No. 001-040018) is incorporated by reference.

(4.8)
Form of Global Note representing the 5.45% Notes due March 15, 2018 ($350,000,000 aggregate principal amount), filed as exhibit 4.2 to the Company's Current Report on Form 8-K filed March 14, 2008 (SEC File No. 001-04018) is incorporated by reference.

(4.9)
Form of Global Note representing 6.60% Notes due March 15, 2038 ($250,000,000 aggregate principal amount) filed as Exhibit 4.3 to the Company's Current Report on Form 8-K filed March 14, 2008 (SEC File No. 001-04018) is incorporated by reference.

(4.10)
Third Supplemental Indenture between the Company and The Bank of New York Mellon, as trustee, filed as Exhibit 4.1 to the Company's Current Report on Form 8-K filed February 22, 2011 (SEC File No. 001-04018) is incorporated by reference.

(4.11)
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
(10.2)
Executive Officer Annual Incentive Plan, as amended and restated as of January 1, 2009, filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed May 13, 2009 (SEC File No. 001-04018) is incorporated by reference.*

(10.3)
Executive Change in Control Agreement as amended and restated as of January 1, 2009, filed as Exhibit 10.4 to the Company's Annual Report on Form 10-K for the year ended December 31, 2008 (SEC File No. 001-04018) is incorporated by reference.*

(10.4)
1995 Incentive Stock Option Plan and 1995 Cash Performance Program, as amended as of May 4, 2006 with respect to all awards then outstanding, filed as Exhibit 10.5 to the Company's Annual Report on Form 10-K for the year ended December 31, 2006 (SEC File No. 001-04018) is incorporated by reference.*

(10.5)
Deferred Compensation Plan, as amended and restated as of January 1, 2009, filed as Exhibit 10.6 to the Company's Annual Report on Form 10-K for the year ended December 31, 2008 (SEC File No. 001-04018) is incorporated by reference.*

(10.6)
2005 Equity and Cash Incentive Plan, as amended as of January 1, 2009, filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed May 13, 2009 (SEC File No. 001-04018) is incorporated by reference.*

(10.7)
Form of award grant letter for SSAR grants made under the 2005 Equity and Cash Incentive Plan, filed as Exhibit 10.8 to the Company's Annual Report on Form 10-K for the period ended December 31, 2011, is incorporated by reference.*

(10.8)
Form of award grant letter for cash performance awards made under the 2005 Equity and Cash Incentive Plan, filed as Exhibit 10.9 to the Company's Annual Report on Form 10-K for the period ended December 31, 2011, is incorporated by reference.*

(10.9)
Form of award grant letter for performance share awards made under the 2005 Equity and Cash Incentive Plan, filed as Exhibit 10.10 to the Company's Annual Report on Form 10-K for the period ended December 31, 2011, is incorporated by reference.*

(10.10)
Pension Replacement Plan (formerly the Supplemental Executive Retirement Plan), as amended and restated as of January 1, 2010, filed as Exhibit 10.11 to the Company's Annual Report on Form 10-K for the year ended December 31, 2009 (SEC File No. 001-04018) is incorporated by reference.*

(10.11)
Amendment No. 1 to the Executive Severance Plan, filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2012 (SEC File No. 001-04018), is incorporated by reference. *

(10.12)
Five-year Credit Agreement dated as of November 10, 2011 by and among Dover Corporation, the Borrowing Subsidiaries party hereto, the Lenders party hereto, JPMorgan Chase Bank, N.A as Administrative Agent, Bank of America, N.A., and Wells Fargo Bank National Association, as Syndication Agents, and J.P. Morgan Securities LLC, and Merrill Lynch, Pierce, Fenner & Smith Incorporated and Wells Fargo Securities, LLC, as Joint Lead Arrangers and Joint Bookrunners, filed as Exhibit 10.13 to the Company's Annual Report on Form 10-K for the period ended December 31, 2011, is incorporated by reference.

(10.13)
Form of award grant letter for restricted stock awards made under the 2005 Equity and Cash Incentive Plan, filed as Exhibit 10.15 to the Company's Annual Report on Form 10-K for the period ended December 31, 2010, is incorporated by reference.*

(10.14)
Amendment No. 1 to the Executive Employee Supplemental Retirement Agreement with Robert A. Livingston, Jr., filed as Exhibit 99.1 to the Company's Current Report on Form 8-K filed March 3, 2010 (SEC  File No. 001-04018), is incorporated by reference.*

(10.15)	Executive Severance Plan, filed as Exhibit 10.17 to the Company's Annual Report on Form 10-K for the period ended December 31, 2010, is incorporated by reference.*
(10.16)	Senior Executive Change-in-Control Severance Plan, filed as Exhibit 10.18 to the Company's Annual Report on Form 10-K for the period ended December 31, 2010, is incorporated by reference.*
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

(10.18)
Letter Agreement between Raymond Hoglund and the Company, dated as of May 31, 2011, filed as Exhibit 10.19 to the Company's Annual Report on Form 10-K for the period ended December 31, 2011, is incorporated by reference.*

(10.19)
2012 Equity and Cash Incentive Plan, effective as of May 3, 2012, filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2012 (SEC File No. 001-04018), is incorporated by reference.*

(10.20)	Form of award grant letter for SSAR grants made under the 2012 Equity and Cash Incentive Plan. * (1)
(10.21)	Form of award grant letter for cash performance awards made under the 2012 Equity and Cash Incentive Plan. * (1)
(10.22)	Form of award grant letter for performance share awards made under the 2012 Equity and Cash Incentive Plan. * (1)

(10.23)
Amendment No. 1 to the Senior Executive Change-in-Control Severance Plan, filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2012 (SEC File No. 001-04018), is incorporated by reference. *

(21)	Subsidiaries of Dover. (1)
(23)	Consent of Independent Registered Public Accounting Firm. (1)
(24)	Power of Attorney (included in signature page). (1)
(31.1)	Certification pursuant to Rule 13a-14 of the Securities and Exchange Act of 1934, as amended, signed and dated by Brad M. Cerepak. (1)
(31.2)	Certification pursuant to Rule 13a-14 of the Securities and Exchange Act of 1934, as amended, signed and dated by Robert A. Livingston. (1)
(32)	Certification pursuant to 18 U.S.C. Section 1350, signed and dated by Brad M. Cerepak and Robert A. Livingston. (1)
(101)
The following materials from Dover Corporation's Annual Report on Form 10-K for the year ended December 31, 2012 formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Earnings, (ii) Consolidated Statements of Comprehensive Earnings (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Stockholders' Equity, (v) Consolidated Statement of Cash Flows, and (vi) Notes to the Consolidated Financial Statements.  (1)

*	Executive compensation plan or arrangement.
(1)	Filed herewith.