Form 10-Q
period 2013-03-31
DOVER Corp
filed 2013-04-17
CIK 29905

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

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

The number of shares outstanding of the Registrant’s common stock as of April 11, 2013 was 171,103,311.

Dover Corporation
Form 10-Q

Item 1. Financial Statements

DOVER CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(in thousands, except per share figures)
(unaudited)

	Three Months Ended March 31,
	2013	2012
Revenue	$2,039,573	$1,954,614
Cost of goods and services	1,262,951	1,208,534
Gross profit	776,622	746,080
Selling and administrative expenses	484,421	453,989
Operating earnings	292,201	292,091
Interest expense, net	30,244	30,031
Other (income) expense, net	(4,719)	1,785
Earnings before provision for income taxes and discontinued operations	266,676	260,275
Provision for income taxes	69,687	73,866
Earnings from continuing operations	196,989	186,409
Earnings from discontinued operations, net	13,014	9,654
Net earnings	$210,003	$196,063

Comprehensive earnings	$178,724	$237,305

Earnings per share from continuing operations:
Basic	$1.14	$1.01
Diluted	$1.12	$1.00

Earnings per share from discontinued operations:
Basic	$0.08	$0.05
Diluted	$0.07	$0.05

Net earnings per share:
Basic	$1.21	$1.07
Diluted	$1.20	$1.05

Dividends paid per common share	$0.35	$0.315

See Notes to Condensed Consolidated Financial Statements

DOVER CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)

	March 31, 2013	December 31, 2012
Current assets:
Cash and cash equivalents	$571,359	$800,076
Receivables, net of allowances of $19,781 and $20,392	1,309,446	1,225,898
Inventories, net	905,952	872,841
Prepaid and other current assets	65,898	79,094
Deferred tax assets	67,208	49,935
Total current assets	2,919,863	3,027,844
Property, plant and equipment, net	1,141,477	1,167,052
Goodwill	4,081,545	4,114,650
Intangible assets, net	1,574,664	1,625,420
Other assets and deferred charges	111,442	111,432
Assets of discontinued operations	405,923	397,545
Total assets	$10,234,914	$10,443,943

Current liabilities:
Notes payable and current maturities of long-term debt	$702,598	$610,766
Accounts payable	648,409	651,358
Accrued compensation and employee benefits	233,648	334,634
Accrued insurance	106,252	103,318
Other accrued expenses	233,352	255,632
Federal and other taxes on income	27,199	30,920
Total current liabilities	1,951,458	1,986,628
Long-term debt	2,189,521	2,189,350
Deferred income taxes	487,878	462,244
Other liabilities	639,463	677,533
Liabilities of discontinued operations	204,813	208,958
Stockholders' equity:
Total stockholders' equity	4,761,781	4,919,230
Total liabilities and stockholders' equity	$10,234,914	$10,443,943

See Notes to Condensed Consolidated Financial Statements

DOVER CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)
(unaudited)

	Common Stock $1 Par Value	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders' Equity
Balance at December 31, 2012	$254,119	$834,677	$7,199,227	$(54,906)	$(3,313,887)	$4,919,230
Net earnings	—	—	210,003	—	—	210,003
Dividends paid	—	—	(60,297)	—	—	(60,297)
Common stock issued for the exercise of stock options and SARs	557	(1,626)	—	—	—	(1,069)
Tax benefit from the exercise of stock options and SARs	—	8,780	—	—	—	8,780
Stock-based compensation expense	—	8,348	—	—	—	8,348
Common stock acquired	—	—	—	—	(291,935)	(291,935)
Other comprehensive loss, net of tax	—	—	—	(31,279)	—	(31,279)
Balance at March 31, 2013	$254,676	$850,179	$7,348,933	$(86,185)	$(3,605,822)	$4,761,781

Preferred Stock: $100 par value per share; 100,000 shares authorized; no shares issued.

See Notes to Condensed Consolidated Financial Statements

DOVER CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2013	2012
Operating Activities of Continuing Operations
Net earnings	$210,003	$196,063

Adjustments to reconcile net earnings to cash from operating activities:
Earnings from discontinued operations, net	(13,014)	(9,654)
Depreciation and amortization	101,839	81,310
Stock-based compensation	8,348	8,574
(Gain) loss on sale of assets	(7,939)	381
Cash effect of changes in current assets and liabilities:
Accounts receivable	(81,343)	(42,732)
Inventories	(35,741)	(36,599)
Prepaid expenses and other assets	(1,473)	(1,601)
Accounts payable	1,534	19,106
Accrued compensation and employee benefits	(124,990)	(68,629)
Accrued expenses and other liabilities	(20,539)	(24,556)
Accrued and deferred taxes, net	26,508	42,199
Other, net	15,133	(2,535)
Net cash provided by operating activities of continuing operations	78,326	161,327

Investing Activities of Continuing Operations
Additions to property, plant and equipment	(47,153)	(68,249)
Acquisitions (net of cash and cash equivalents acquired)	—	(296,514)
Proceeds from the sale of property, plant and equipment	3,783	1,977
Other	(1,847)	—
Net cash used in investing activities of continuing operations	(45,217)	(362,786)

Financing Activities of Continuing Operations
Purchase of common stock	(291,935)	(45,157)
Net proceeds from exercise of stock options and SARs, including tax benefits	7,711	15,912
Dividends paid to stockholders	(60,297)	(57,943)
Change in notes payable, net	91,905	—
Reduction of long-term debt	(56)	(58)
Net cash used in financing activities of continuing operations	(252,672)	(87,246)

Cash Flows from Discontinued Operations
Net cash used in operating activities of discontinued operations	(1,461)	(25,022)
Net cash used in investing activities of discontinued operations	(1,392)	(2,932)
Net cash used in discontinued operations	(2,853)	(27,954)

Effect of exchange rate changes on cash and cash equivalents	(6,301)	9,880

Net decrease in cash and cash equivalents	(228,717)	(306,779)
Cash and cash equivalents at beginning of period	800,076	1,206,755

Cash and cash equivalents at end of period	$571,359	$899,976

See Notes to Condensed Consolidated Financial Statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)

1.  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements, in accordance with Securities and Exchange Commission (“SEC”) rules for interim periods, do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements and should be read in conjunction with the Dover Corporation (“Dover” or the “Company”) Annual Report on Form 10-K for the year ended December 31, 2012, which provides a more complete understanding of the Company’s accounting policies, financial position, operating results, business properties, and other matters.  The year-end condensed consolidated balance sheet was derived from audited financial statements.  As discussed in Note 3, the Company is reporting certain businesses that are held for sale at March 31, 2013 as discontinued operations.  Therefore, the Company has classified the results of operations of these businesses as discontinued operations for all periods presented.  It is the opinion of management that these financial statements reflect all adjustments necessary for a fair statement of the interim results.  The results of operations of any interim period are not necessarily indicative of the results of operations for the full year.

2. Acquisitions

The Company made no acquisitions during the three months ended March 31, 2013 and is in the process of finalizing appraisals of tangible and intangible assets for acquisitions completed in 2012. During the three months ended March 31, 2013, the Company recorded a decrease to goodwill of $9,695, which related primarily to the finalization of the purchase price allocation to assets acquired and liabilities assumed for the 2012 acquisitions of Maag Pump Systems, Anthony International, and UPCO, Inc.

In 2012, the Company acquired seven businesses for which the following unaudited pro forma information illustrates the effect on the Company's revenue and earnings from continuing operations for the three months ended March 31, 2012. The 2012 supplemental pro forma earnings reflect adjustments to earnings from continuing operations as reported in the unaudited Condensed Consolidated Statements of Comprehensive Earnings to exclude $805 of nonrecurring expenses related to the fair value adjustments to acquisition-date inventory and intangibles (after-tax) and $1,800 of acquisition-related costs (after-tax).  The 2012 supplemental pro forma earnings are also adjusted to reflect the comparable impact of additional depreciation and amortization expense (net of tax) resulting from the fair value measurement of tangible and intangible assets relating to these acquisitions. These pro forma results have been prepared for comparative purposes to current year, and do not purport to be indicative of the results of operations that actually would have resulted had the acquisitions occurred on the dates indicated or that may result in the future.

	Three Months Ended March 31,
	2013	2012
Revenue from continuing operations:
As reported	$2,039,573	$1,954,614
Pro forma	n/a	2,108,672
Earnings from continuing operations:
As reported	$196,989	$186,409
Pro forma	n/a	199,079
Basic earnings per share from continuing operations:
As reported	$1.14	$1.01
Pro forma	n/a	1.08
Diluted earnings per share from continuing operations:
As reported	$1.12	$1.00
Pro forma	n/a	1.07

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)

3. Discontinued Operations

Management evaluates Dover’s businesses periodically for their strategic fit within Dover’s operations. Accordingly, in the fourth quarter of 2012, the Company announced its intention to divest certain non-core businesses within the Printing & Identification segment serving the electronic assembly and test markets, consistent with its long-term focus on strengthening its portfolio and reducing its exposure to cyclical markets. Management expects to sell these businesses in 2013. As a result, the Company has reclassified the operations, cash flows, and related assets and liabilities of these businesses, DEK International and Everett Charles Technologies, to discontinued operations for all periods presented.

Summarized results of the Company’s discontinued operations are as follows:

	Three Months Ended March 31,
	2013	2012
Revenue	$87,366	$108,825

Earnings from discontinued operations before taxes	$5,609	$5,734
Benefit from income taxes	7,405	3,920
Earnings from discontinued operations, net of tax	$13,014	$9,654

The earnings from discontinued operations of $13,014 and $9,654 for the three months ended March 31, 2013 and 2012, respectively, reflect net earnings from operations generated by those businesses discontinued in 2012, as well as various expense and accrual adjustments relating to other discontinued operations.

Assets and liabilities of discontinued operations are summarized below:

	March 31, 2013	December 31, 2012
Assets of Discontinued Operations
Accounts receivable	$63,376	$63,229
Inventories, net	55,128	51,252
Prepaid and other current assets	16,822	10,263
Total current assets	135,326	124,744
Property, plant and equipment, net	32,904	31,935
Goodwill and intangible assets, net	235,317	238,657
Other assets and deferred charges	2,376	2,209
Total assets	$405,923	$397,545

Liabilities of Discontinued Operations
Accounts payable	$23,814	$22,613
Other current liabilities	29,618	34,592
Total current liabilities	53,432	57,205
Deferred income taxes	65,000	64,853
Other liabilities	86,381	86,900
Total liabilities	$204,813	$208,958

At March 31, 2013 and December 31, 2012, the assets and liabilities of discontinued operations relate primarily to the two businesses reclassified to held for sale in the fourth quarter of 2012, coupled with tax-related accruals and unrecognized benefits, as well as other accruals for compensation, legal, environmental, and warranty contingencies, none of which are individually significant, relating to businesses that were sold in prior years.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)

4. Inventories, net

	March 31, 2013	December 31, 2012
Raw materials	$392,199	$386,119
Work in progress	184,510	182,060
Finished goods	382,153	360,168
Subtotal	958,862	928,347
Less LIFO reserve	(52,910)	(55,506)
Total	$905,952	$872,841

5. Property, Plant and Equipment, net

	March 31, 2013	December 31, 2012
Land	$66,330	$70,079
Buildings and improvements	603,731	605,448
Machinery, equipment and other	2,240,090	2,231,721
	2,910,151	2,907,248
Less accumulated depreciation	(1,768,674)	(1,740,196)
Total	$1,141,477	$1,167,052

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)

6. Goodwill and Other Intangible Assets

The following table provides the changes in carrying value of goodwill by segment for the three months ended March 31, 2013:

	Communication Technologies	Energy	Engineered Systems	Printing & Identification	Total
Balance at December 31, 2012	$1,204,295	$760,637	$1,403,381	$746,337	$4,114,650
Purchase price adjustments	—	(2,277)	(7,418)	—	(9,695)
Foreign currency translation	(11,035)	(3,532)	(8,734)	(109)	(23,410)
Balance at March 31, 2013	$1,193,260	$754,828	$1,387,229	$746,228	$4,081,545

During the three months ended March 31, 2013, the Company recorded adjustments totaling $9,695 to goodwill relating primarily to the finalization of the purchase price allocation to assets acquired and liabilities assumed for the 2012 acquisitions of Maag Pump Systems, Anthony International, and UPCO, Inc.

The following table provides the gross carrying value and accumulated amortization for each major class of intangible asset:

	March 31, 2013		December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Trademarks	$123,534	$28,113	$124,129	$25,364
Patents	182,951	108,266	180,427	105,369
Customer Intangibles	1,577,241	504,620	1,585,041	474,309
Unpatented Technologies	145,748	89,547	146,025	85,373
Drawings & Manuals	33,249	8,779	34,120	8,035
Distributor Relationships	72,514	32,599	72,514	31,650
Other	31,741	22,168	32,221	20,815
Total	2,166,978	794,092	2,174,477	750,915
Unamortized intangible assets:
Trademarks	201,778		201,858
Total intangible assets, net	$1,574,664		$1,625,420

Amortization expense totaled $45,703 and $34,453 for the three months ended March 31, 2013 and 2012, respectively.

7. Restructuring Activities

The following table details restructuring charges incurred by segment for the periods presented:

	Three Months Ended March 31,
	2013	2012
Communication Technologies	$3,314	$1,009
Energy	—	—
Engineered Systems	2,968	125
Printing & Identification	86	—
Total	$6,368	$1,134

These amounts are classified in the unaudited Condensed Consolidated Statements of Comprehensive Earnings as follows:

Cost of goods and services	$4,488	$248
Selling and administrative expenses	1,880	886
Total	$6,368	$1,134

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)

The restructuring expenses incurred in the three months ended March 31, 2013 related to restructuring programs initiated in the first quarter of 2013 and during 2012. These programs are designed to better align the Company's operations with current market conditions through targeted facility consolidations, headcount reductions and other measures to further optimize operations. The Company expects full-year 2013 restructuring expenses of approximately $20,000 to $30,000 related to these programs. We expect the programs currently underway, including those commenced as of March 31, 2013, to be substantially completed in the next twelve to eighteen months.

The following table details the Company’s severance and other restructuring accrual activity:

	Severance	Exit	Total
Balance at December 31, 2012	$5,160	$2,601	$7,761
Restructuring charges	5,241	1,127	6,368
Payments	(2,869)	(1,824)	(4,693)
Other, including foreign currency	(111)	—	(111)
Balance at March 31, 2013	$7,421	$1,904	$9,325

The accrual balance at March 31, 2013 primarily reflects restructuring plans initiated in the first quarter of 2013, as well as ongoing lease commitment obligations for facilities closed in earlier periods.

8. Borrowings

Borrowings consist of the following:

	March 31, 2013	December 31, 2012
Short-term
Current portion of long-term debt	$4,198	$3,266
Commercial paper	698,400	607,500
	$702,598	$610,766

	March 31, 2013	December 31, 2012
Long-term
4.875% 10-year notes due October 15, 2015	$299,490	$299,441
5.45% 10-year notes due March 15, 2018	348,350	348,268
4.30% 10-year notes due March 1, 2021	449,793	449,787
6.60% 30-year notes due March 15, 2038	247,793	247,771
5.375% 30-year notes due March 1, 2041	345,551	345,511
6.65% 30-year debentures due June 1, 2028	199,457	199,448
5.375% 30-year debentures due October 15, 2035	296,406	296,367
Other	6,879	6,023
Total long-term debt	2,193,719	2,192,616
Less current installments	(4,198)	(3,266)
	$2,189,521	$2,189,350

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)

Interest expense and interest income for the three months ended March 31, 2013 and 2012 were as follows:

	Three Months Ended March 31,
	2013	2012
Interest expense	$30,872	$31,638
Interest income	(628)	(1,607)
Interest expense, net	$30,244	$30,031

9. Financial Instruments

Derivatives

The Company is exposed to market risk for changes in foreign currency exchange rates due to the global nature of its operations and certain commodity risks. In order to manage this risk the Company has hedged portions of its forecasted sales and purchases, which occur within the next twelve months and are denominated in non-functional currencies, with currency forward or collar contracts designated as cash flow hedges. At March 31, 2013 and December 31, 2012, the Company had contracts with U.S. dollar equivalent notional amounts of $83,821 and $9,090, respectively, to exchange foreign currencies, principally the U.S. dollar, euro, pound sterling, Japanese yen, Chinese yuan and Malaysian ringgit. The Company believes it is probable that all forecasted cash flow transactions will occur.

In addition, the Company had outstanding contracts at March 31, 2013 with a total notional amount of $15,289 that are not designated as hedging instruments. These instruments are used to reduce the Company's exposure for operating receivables and payables that are denominated in non-functional currencies. The fair value of these contracts at March 31, 2013 was not significant.

The Company also has an outstanding floating-to-floating cross currency swap agreement for a total notional amount of $50,000 in exchange for CHF 65,100, which expires on October 15, 2015. This transaction continues to hedge a portion of the Company’s net investment in CHF-denominated operations. The agreement qualifies as a net investment hedge and the effective portion of the change in fair value is reported within the cumulative translation adjustment section of other comprehensive income. The fair values at March 31, 2013 and December 31, 2012 reflected losses of $19,750 and $22,681, respectively, due to the strengthening of the Swiss franc relative to the U.S. dollar over the term of the arrangement.

The following table sets forth the fair values of derivative instruments held by the Company as of March 31, 2013 and December 31, 2012 and the balance sheet lines in which they are recorded:

	Fair Value Asset (Liability)
	March 31, 2013	December 31, 2012	Balance Sheet Caption
Foreign currency forward / collar contracts	$674	$85	Prepaid / Other assets
Foreign currency forward / collar contracts	(232)	(799)	Other accrued expenses
Net investment hedge - cross currency swap	(19,750)	(22,681)	Other liabilities

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis as of March 31, 2013 and December 31, 2012:

	March 31, 2013			December 31, 2012
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets:
Foreign currency cash flow hedges	$—	$674	$—	$—	$85	$—
Liabilities:
Foreign currency cash flow hedges	—	232	—	—	799	—
Net investment hedge derivative	—	19,750	—	—	22,681	—

In addition to fair value disclosure requirements related to financial instruments carried at fair value, accounting standards require interim disclosures regarding the fair value of all of the Company’s financial instruments.

The estimated fair value of long-term debt at March 31, 2013 and December 31, 2012 was $2,648,347 and $2,680,674, respectively, compared to the carrying value of $2,193,719 and $2,192,616, respectively. The estimated fair value of long-term debt is based on quoted market prices for similar instruments and is, therefore, classified as Level 2 within the valuation hierarchy.

The carrying values of cash and cash equivalents, trade receivables, accounts payable, and notes payable are reasonable estimates of their fair values as of March 31, 2013 and December 31, 2012 due to the short-term nature of these instruments.

10. Income Taxes

Effective tax rates for continuing operations were 26.1% and 28.4% for the three months ended March 31, 2013 and 2012, respectively. These rates were impacted by net discrete items, principally the effect of the American Tax Relief Act of 2012 signed into law on January 2, 2013 and settlements with U.S. federal, international and state taxing authorities, totaling $4,525 of favorable net discrete items in 2013 and $1,610 of unfavorable net discrete items in 2012. Excluding these discrete items, the comparable effective tax rate was 27.8% for the each of the three months ended March 31, 2013 and 2012. The current year pre-discrete rate was favorably impacted by reinstatement of the U.S. Research and Experimentation tax credit, offset by a higher mix of U.S. based earnings in the current period.

Dover and its subsidiaries file tax returns in the U.S., including various state and local returns, and in other foreign jurisdictions.  We believe adequate provision has been made for all income tax uncertainties.  The Company is routinely audited by taxing authorities in its filing jurisdictions, and a number of these audits are currently underway.  We believe within the next twelve months that uncertain tax positions may be resolved and statute of limitations will expire, which could result in a decrease in the gross amount of unrecognized tax benefits of approximately $90 to $140 million, of which a portion will be reported as discontinued operations.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)

11. Equity Incentive Program

The Company typically grants SARs and performance shares annually at its regularly scheduled first quarter Compensation Committee meeting. In the first quarters of 2013 and 2012, the Company issued stock settled appreciation rights (“SARs”) covering 1,602,195 and 1,719,943 shares, respectively, and 47,032 and 50,416 performance shares, respectively.

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

	SARs		Performance Shares
	2013	2012	2013	2012
Risk-free interest rate	1.39%	1.05%	0.40%	0.37%
Dividend yield	2.06%	2.03%	2.06%	2.03%
Expected life (years)	7.1	5.7	2.9	2.9
Volatility	33.78%	36.41%	30.36%	34.10%
Grant price	$71.86	$65.38	n/a	n/a
Fair value at date of grant	$20.62	$18.51	$80.47	$71.98

Stock-based compensation is reported within selling and administrative expenses in the accompanying unaudited Condensed Consolidated Statements of Comprehensive Earnings. The following table summarizes the Company’s compensation expense relating to all stock-based incentive plans:

	Three Months Ended March 31,
	2013	2012
Pre-tax compensation expense	$8,348	$8,574
Tax benefit	(2,975)	(3,107)
Total stock-based compensation expense, net of tax	$5,373	$5,467

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

12. Commitments and Contingent Liabilities

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)

lawsuits and the other matters mentioned above will have a material adverse effect on the financial position, results of operations, or cash flows of the Company.

Letters of Credit

As of March 31, 2013, the Company had approximately $103,931 outstanding in letters of credit and guarantees with financial institutions, which expire at various dates in 2013 through 2017. These letters of credit are primarily maintained as security for insurance, warranty and other performance obligations.

Warranty Accruals

Estimated warranty program claims are provided for at the time of sale. Amounts provided for are based on historical costs and adjusted new claims. The changes in the carrying amount of product warranties through March 31, 2013 and 2012 are as follows:

	2013	2012
Beginning Balance, January 1	$43,759	$37,739
Provision for warranties	12,711	11,425
Settlements made	(12,677)	(10,743)
Other adjustments, including acquisitions and currency translation	(1,097)	3,248
Ending balance, March 31	$42,696	$41,669

13. Employee Benefit Plans

The Company offers defined contribution retirement plans which cover the majority of its U.S. employees, as well as employees in certain other countries. In addition, the Company sponsors qualified defined benefit pension plans covering certain employees of the Company and its subsidiaries. The plans’ benefits are generally based on years of service and employee compensation.  The Company also provides to certain management employees, through non-qualified plans, supplemental retirement benefits in excess of qualified plan limits imposed by federal tax law.

The Company also maintains post retirement benefit plans, although these plans are effectively closed to new entrants. The supplemental and post retirement benefit plans are supported by the general assets of the Company.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)

The following tables set forth the components of the Company’s net periodic expense relating to retirement and post-retirement benefit plans:

Retirement Plans

Qualified Defined Benefits

	Three Months Ended March 31,
	U.S. Plan		Non-U.S. Plans
	2013	2012	2013	2012
Service Cost	$4,601	$3,601	$1,471	$1,037
Interest Cost	6,122	6,284	2,261	2,097
Expected return on plan assets	(9,953)	(9,745)	(2,393)	(1,890)
Amortization:
Prior service cost	257	263	29	30
Recognized actuarial loss	5,485	3,379	373	120
Transition obligation	—	—	(3)	(12)
Other	—	—	40	51
Net periodic expense	$6,512	$3,782	$1,778	$1,433

Non-Qualified Supplemental Benefits

	Three Months Ended March 31,
	2013	2012
Service Cost	$1,679	$1,326
Interest Cost	1,773	1,979
Amortization:
Prior service cost	1,997	1,856
Recognized actuarial loss	42	35
Net periodic expense	$5,491	$5,196

Post-Retirement Plans

	Three Months Ended March 31,
	2013	2012
Service Cost	$58	$62
Interest Cost	131	148
Amortization:
Prior service cost	(104)	(104)
Recognized actuarial loss (gain)	34	(5)
Net periodic expense	$119	$101

The total amount amortized out of accumulated other comprehensive income into net periodic benefit expense for the three months ended March 31, 2013 totaled $8,110.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)

14. Other Comprehensive Earnings

The amounts recognized in other comprehensive earnings were as follows:

	Three Months Ended			Three Months Ended
	March 31, 2013			March 31, 2012
	Pre-tax	Tax	Net of tax	Pre-tax	Tax	Net of tax
Foreign currency translation adjustments	$(35,824)	$(1,026)	$(36,850)	$42,806	$704	$43,510
Pension and other postretirement benefit plans	8,110	(2,838)	5,272	(4,467)	1,665	(2,802)
Changes in fair value of cash flow hedges	586	(205)	381	756	(264)	492
Other	(190)	108	(82)	54	(12)	42
Total other comprehensive (loss) earnings	$(27,318)	$(3,961)	$(31,279)	$39,149	$2,093	$41,242

Total comprehensive earnings were as follows:

	Three Months Ended March 31,
	2013	2012
Other comprehensive (loss) earnings	$(31,279)	$41,242
Net earnings	210,003	196,063
Comprehensive earnings	$178,724	$237,305

Amounts reclassified from accumulated other comprehensive earnings (loss) to earnings (loss) during the three months ended March 31, 2013 were as follows:

	Three Months Ended March 31,
	2013	2012	Statement of Earnings Caption
Pension and other postretirement benefit plans: (1)
Amortization of actuarial losses	$5,931	$—	Selling and administrative expenses
Amortization of prior service costs	2,179	—	Selling and administrative expenses
Total before tax	8,110	—
Tax provision	(2,838)	—
Net of tax	$5,272	$—

Cash flow hedges:
Commodity contracts	$—	$(27)	Cost of goods and services
Foreign currency forward / collar contracts	—	99	Selling and administrative expenses
Total before tax	—	72
Tax provision	—	(25)
Net of tax	$—	$47

(1)
In the third quarter of 2012, the Company began to reclassify the amortization of actuarial gains and losses and prior service costs from deferred compensation to accumulated other comprehensive income on a quarterly basis. Prior to that date, these amounts were reclassified on an annual basis.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)

15. Segment Information

For management reporting and performance evaluation purposes, the Company categorizes its operating companies into four distinct reportable segments. Segment financial information and a reconciliation of segment results to consolidated results follows:

	Three Months Ended March 31,
	2013	2012
REVENUE:
Communication Technologies	$372,790	$357,575
Energy	561,198	531,570
Engineered Systems	867,933	822,124
Printing & Identification	237,877	243,570
Intra-segment eliminations	(225)	(225)
Total consolidated revenue	$2,039,573	$1,954,614

EARNINGS FROM CONTINUING OPERATIONS:
Segment earnings:
Communication Technologies	$44,208	$46,556
Energy	139,545	132,115
Engineered Systems	117,178	122,092
Printing & Identification	29,752	26,089
Total segments	330,683	326,852
Corporate expense / other (1)	33,763	36,546
Net interest expense	30,244	30,031
Earnings from continuing operations before provision for income taxes and discontinued operations	266,676	260,275
Provision for taxes	69,687	73,866
Earnings from continuing operations	$196,989	$186,409

(1)
Certain expenses are maintained at the corporate level and not allocated to the segments. These expenses include executive and functional compensation costs, non-service pension costs, non-operating insurance expenses, and various administrative expenses relating to the corporate headquarters.

16. Recent Accounting Standards

Recently Adopted Accounting Standard

In February 2013, the FASB issued ASU 2013-02 which requires additional disclosures regarding the reporting of reclassifications out of accumulated other comprehensive income. ASU 2013-02 requires an entity to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. This guidance is effective for reporting periods beginning after December 15, 2012. The Company adopted this guidance effective January 1, 2013. The Company's adoption of this standard did not have a significant impact on its consolidated financial statements.

Recently Issued Accounting Pronouncements

In July 2012, the FASB issued ASU 2012-02, which allows an entity to first assess qualitative factors to determine whether it is necessary to perform a quantitative impairment test of an indefinite-lived intangible asset.  Per the terms of this ASU, an entity would not be required to calculate the fair value of an indefinite-lived intangible asset unless the entity determines, based on qualitative assessment, that it is not more likely than not, the indefinite-lived intangible asset is impaired.  The revised standard is effective for Dover for its annual and interim impairment tests performed for fiscal years beginning after December 15, 2012; however, early adoption is permitted. The Company does not expect adoption of this ASU to significantly impact its consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)

In March 2013, the FASB issued ASU 2013-05, which permits an entity to release cumulative translation adjustments into net income when a reporting entity (parent) ceases to have a controlling financial interest in a subsidiary or group of assets that is a business within a foreign entity. Accordingly, the cumulative translation adjustment should be released into net income only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided, or, if a controlling financial interest is no longer held. The revised standard is effective for Dover for fiscal years beginning after December 15, 2013; however, early adoption is permitted. The Company does not expect adoption of this ASU to significantly impact its consolidated financial statements.

17. Earnings per Share

The following table sets forth a reconciliation of the information used in computing basic and diluted earnings per share:

	Three Months Ended March 31,
	2013	2012
Earnings from continuing operations	$196,989	$186,409
Earnings from discontinued operations, net	13,014	9,654
Net earnings	$210,003	$196,063

Basic earnings per common share:
Earnings from continuing operations	$1.14	$1.01
Earnings from discontinued operations, net	$0.08	$0.05
Net earnings	$1.21	$1.07

Weighted average shares outstanding	173,448,000	183,737,000

Diluted earnings per common share:
Earnings from continuing operations	$1.12	$1.00
Earnings from discontinued operations, net	$0.07	$0.05
Net earnings	$1.20	$1.05

Weighted average shares outstanding	175,567,000	186,706,000

The following table is a reconciliation of the share amounts used in computing earnings per share:

	Three Months Ended March 31,
	2013	2012
Weighted average shares outstanding - Basic	173,448,000	183,737,000
Dilutive effect of assumed exercise of employee stock options and SARs and vesting of performance shares	2,119,000	2,969,000
Weighted average shares outstanding - Diluted	175,567,000	186,706,000

Diluted per share amounts are computed using the weighted-average number of common shares and, if dilutive, potential common shares outstanding during the period.  Potential common shares consist of the incremental common shares issuable upon the exercise of stock options and SARs, and vesting of performance shares and restricted shares, as determined using the treasury stock method.  For the three months ended March 31, 2013 and 2012, the weighted average number of anti-dilutive potential common shares excluded from the calculation above totaled 2,501,000 and 2,437,000, respectively.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)

18. Share Repurchases

Share repurchases during the three months ended March 31, 2013 were as follows:

Shares repurchased in the open market	4,047,576
Shares repurchased from holders of employee stock options	5,951
Total shares repurchased	4,053,527
Average price paid per share	$72.02

In May 2012, the Board of Directors renewed its standing authorization of the Company's share repurchase program, on terms consistent with its prior five-year authorization which expired at that time. This renewal authorizes the repurchase of up to 10,000,000 shares of the Company's common stock during the five-year period ending May 2017. The Company made no repurchases under this new authorization during the three months ended March 31, 2013. As of March 31, 2013, the approximate number of shares still available for repurchase under the May 2012 share repurchase authorization was 3,908,289.

In November 2012, the Board of Directors approved a $1 billion share repurchase program authorizing repurchases of the Company's common shares over the next 12 to 18 months. The Company repurchased 4,047,576 shares under this new program during 2013. As of March 31, 2013, the approximate dollar amount still available for repurchase under this share repurchase program was $458,465.

Treasury shares increased to 83,455,112 at March 31, 2013 from a balance of 79,401,585 at December 31, 2012.

The Company initiated the repurchase of an additional 126,319 shares at the end of March 2013, which did not settle until April 2013. Consequently, these amounts have been excluded from share repurchases for the period and are not included in the balance of treasury shares at March 31, 2013. These share repurchases would not have materially impacted the calculation of weighted average shares outstanding or the calculation of earnings per share.

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

OVERVIEW AND OUTLOOK

Dover Corporation is a diversified global manufacturer focusing on innovative equipment and components, specialty systems, and support services provided through its four major operating segments: Communication Technologies, Energy, Engineered Systems, and Printing & Identification. The Company's entrepreneurial business model encourages, promotes, and fosters deep customer engagement, which has led to Dover's well-established and valued reputation for providing superior customer service and industry-leading product innovation. Unless the context indicates otherwise, references herein to “Dover,” “the Company,” and words such as “we,” “us,” and “our” include Dover Corporation and its subsidiaries.

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

The following table shows the percentage of total revenue and segment earnings generated by each of our four segments for the three months ended March 31, 2013 and 2012:

	Revenue		Segment Earnings
	Three Months Ended March 31,		Three Months Ended March 31,
	2013	2012	2013	2012
Communication Technologies	18.3%	18.3%	13.4%	14.2%
Energy	27.5%	27.2%	42.2%	40.4%
Engineered Systems	42.5%	42.0%	35.4%	37.4%
Printing & Identification	11.7%	12.5%	9.0%	8.0%

We generated solid results during the first quarter of 2013, with revenue of $2.0 billion, a 4% increase over the prior year quarter, and a 6% increase in earnings. The quarter’s revenue growth was driven by the production and downstream markets within our Energy segment and consumer electronics within our Communication Technologies segment, as well as recent acquisitions. Acquisition-related revenue growth of 6% more than offset the decrease of approximately 1% in organic revenue. Organic revenue was negatively impacted by reduced shipments to a key retail customer on a specific project in the refrigeration market, reduced drilling activity connected with lower North American rig count and softer European industrial markets. Earnings growth resulted primarily from the increase in revenue and the leveraging of our business models, as well as productivity and certain cost containment measures taken across our segments. Geographically, our North American markets continued to be solid, and our China markets remained positive. Our industrial markets remained soft within Europe, while growth in the Middle East and Australia continued.

Bookings increased approximately 7% compared to the prior year quarter to $2.2 billion, representing strong growth in both Communication Technologies and Engineered Systems. Energy had bookings growth of 6%, while bookings declined 5% in Printing & Identification. Backlog remained steady at $1.6 billion.

We see several key areas of strength within our portfolio, which should drive growth and expansion opportunities throughout the year. These key areas of strength include:

•
the November 2012 acquisition of Anthony International, which increases our coverage of the retail refrigeration market and allows us to offer leading technology through our broad product offering to a more diverse customer base;

•	anticipated high demand for products serving the consumer electronics end market which has several new product launches anticipated in the second half of 2013;

•
global expansion opportunities in production and downstream markets for our Energy segment, as well as expected drilling improvement resulting from the increase in rig count in the second half of 2013; and

•	the continued leverage of our global distribution channels, particularly for the Fluid Solutions Platform within Engineered Systems, to bring our leading technology to new markets.

In summary, we expect our 2013 full-year organic growth to be approximately 3% to 5% complemented by acquisition-related growth of approximately 4%, resulting in revenue growth of 7% to 9%. Based on these revenue assumptions, diluted earnings per share from continuing operations for 2013 is estimated to be in the range of $5.05 to $5.35.  If global or domestic economic conditions accelerate or deteriorate, our operating results for 2013 could be materially different than currently projected.

RESULTS OF OPERATIONS

As discussed in Note 3 to the unaudited Condensed Consolidated Financial Statements, we reclassified certain businesses in the Printing & Identification segment to discontinued operations based on our decision to divest these businesses. The results of operations of these businesses have been removed from the results of continuing operations and are presented within results of discontinued operations for all periods presented.

	Three Months Ended March 31,
(dollars in thousands, except per share figures)	2013	2012	% / Point Change
Revenue	$2,039,573	$1,954,614	4.3%
Cost of goods and services	1,262,951	1,208,534	4.5%
Gross profit	776,622	746,080	4.1%
Gross profit margin	38.1%	38.2%	(0.1)

Selling and administrative expenses	484,421	453,989	6.7%
Selling and administrative as a percent of revenue	23.8%	23.2%	0.6

Interest expense, net	30,244	30,031	0.7%
Other (income) expense, net	(4,719)	1,785	—

Provision for income taxes	69,687	73,866	(5.7)%
Effective tax rate	26.1%	28.4%	(2.3)

Earnings from continuing operations	196,989	186,409	5.7%

Earnings from discontinued operations, net	13,014	9,654	34.8%

Earnings from continuing operations per common share - diluted	$1.12	$1.00	12.0%

Revenue

Revenue for the first quarter of 2013 increased $85.0 million, or 4.3%, from the comparable 2012 quarter, reflecting a 1% decrease in organic revenue that was more than offset by a 6% increase in acquisition-related growth. The quarter’s revenue growth was driven by the production and downstream markets within our Energy segment and consumer electronics within our Communication Technologies segment, as well as recent acquisitions. The decline in organic revenue is attributed to reduced shipments to a key retail customer on a specific project in the refrigeration market, reduced drilling activity connected with lower North American rig count and sluggish European industrial markets largely impacting our Printing & Identification segment. Foreign currency had a minor unfavorable impact on revenue quarter over quarter.

Gross Profit

Gross profit for the first quarter of 2013 increased $30.5 million or 4.1% compared to the prior year quarter reflecting the increased sales volumes and pricing and productivity initiatives. Gross profit margin as a percentage of revenue decreased 10 basis points mainly due to business mix.

Selling and Administrative Expenses

Selling and administrative expenses increased $30.4 million, an increase of 60 basis points as a percentage of revenue, compared to the prior year quarter. The 2013 expense includes increases to support higher volumes and growth initiatives for our high-demand markets, as well as higher amortization expense resulting from recent acquisitions. The increase was partially offset by a gain on the sale of fixed assets associated with the sale of land in Switzerland and certain cost containment efforts, including restructuring.

Non-Operating Items

The increase in other income, net for the three months ended March 31, 2013 primarily reflects foreign exchange gains on assets and liabilities denominated in currencies other than the U.S. dollar.  Remeasurement and settlement of foreign currency denominated balances in the prior year quarter resulted in foreign exchange losses, net.  The comparable quarters also include miscellaneous, non-operating gains and losses, none of which were individually, or in the aggregate, significant.

Income Taxes

Effective tax rates for continuing operations were 26.1% and 28.4% for the three months ended March 31, 2013 and 2012, respectively. These rates were impacted by net discrete items, principally the effect of the American Tax Relief Act of 2012 signed into law on January 2, 2013 and settlements with U.S. federal, international and state taxing authorities, totaling $4,525 of favorable net discrete items in 2013 and $1,610 of unfavorable net discrete items in 2012. Excluding these discrete items, the comparable effective tax rate was 27.8% for the each of the three months ended March 31, 2013 and 2012. The current year pre-discrete rate was favorably impacted by reinstatement of the U.S. Research and Experimentation tax credit, offset by a higher mix of U.S. based earnings in the current period.

Dover and its subsidiaries file tax returns in the U.S., including various state and local returns, and in other foreign jurisdictions.  We believe adequate provision has been made for all income tax uncertainties.  The Company is routinely audited by taxing authorities in its filing jurisdictions, and a number of these audits are currently underway.  We believe within the next twelve months that uncertain tax positions may be resolved and statute of limitations will expire, which could result in a decrease in the gross amount of unrecognized tax benefits of approximately $90 to $140 million, of which a portion will be reported as discontinued operations.

Income from Continuing Operations

Earnings from continuing operations for the three months ended March 31, 2013 increased 6% to $197.0 million, or $1.12 diluted earnings per share, compared to $186.4 million, or $1.00 diluted earnings per share for the three months ended March 31, 2012. The increase in earnings from continuing operations in the current year quarter is primarily the result of higher revenues and benefits from productivity and cost containment initiatives, offset in part by higher acquisition-related expenses and increased restructuring charges. The increase in diluted earnings per share reflects the increase in earnings, as well as the impact of lower weighted average shares outstanding for the current year quarter relative to the prior year quarter. As discussed in the "Financial Condition" section, we have repurchased incrementally more common shares in 2013.

Discontinued Operations

Management evaluates Dover’s businesses periodically for their strategic fit within Dover’s operations. Accordingly, in the fourth quarter of 2012, we announced our intent to divest Everett Charles Technologies and DEK International, two non-core businesses serving the electronic assembly and test markets. The results of operations and cash flows of these businesses are reflected within discontinued operations for both periods presented herein, as well various expense and accrual adjustments relating to other discontinued operations.

For the first quarter of 2013, we realized net earnings from discontinued operations of $13.0 million, a $0.07 impact on diluted earnings per share, as compared to net earnings of $9.7 million in the first quarter of 2012, a $0.05 impact on diluted earnings per share. The current and prior year earnings for discontinued operations included one-time adjustments related to tax, resulting in a tax benefit for each of the quarters ended March 31, 2013 and 2012.

Restructuring Activities

The net restructuring expenses of $6.4 million incurred in the three months ended March 31, 2013 related to restructuring programs initiated in the first quarter of 2013, as well as programs initiated during 2012. These programs are designed to better align the Company's operations with current market conditions through targeted facility consolidations, headcount reductions and other measures to further optimize operations. The Company expects full-year 2013 restructuring expenses of approximately $20.0 to $30.0 million related to these programs. We expect the programs currently underway, including those commenced as of March 31, 2013, to be substantially completed in the next twelve to eighteen months. The $6.4 million of net restructuring charges incurred in the first quarter of 2013 included the items as described below.

•	The Communication Technologies segment incurred restructuring charges of $3.3 million relating to a facility consolidation and related headcount reductions within its operations that serve the telecom infrastructure market to better reflect the current market dynamics, coupled with headcount reductions in connection with integration activities within its consumer electronics business.

•
The Engineered Systems segment incurred restructuring charges of $3.0 million mainly relating to a couple of facility consolidations and related headcount reductions undertaken to optimize its cost structure.

•
The Printing & Identification segment incurred restructuring charges of $0.6 million relating to exit plans at targeted facilities, offset by adjustments to previously recorded reserves of $0.5 million, resulting in net restructuring charges of $0.1 million for the quarter ended March 31, 2013.

Restructuring charges in the first quarter of 2012 of $1.1 million resulted from a few targeted facility consolidations. See Note 7 to our Condensed Consolidated Financial Statements for additional information related to our restructuring programs.

SEGMENT RESULTS OF OPERATIONS

Communication Technologies

Our Communication Technologies segment is engaged in the design and manufacture of innovative products and components which serve the following key markets:  Consumer Electronics, Medical Technology, Aerospace/Defense, and Telecom/Other. We have condensed our end market analysis into the four above-mentioned markets, reduced from the analysis of five end markets in our prior year reporting. Therefore, all prior year revenue information has been recast to be consistent with the current end-market designations.

	Three Months Ended March 31,
(dollars in thousands)	2013	2012	% Change
Revenue:
Consumer Electronics	$174,058	$161,106	8.0%
Medical Technology	62,098	59,643	4.1%
Aerospace/Defense	99,572	100,097	(0.5)%
Telecom/Other	37,062	36,729	0.9%
Total	$372,790	$357,575	4.3%

Segment earnings	$44,208	$46,556	(5.0)%
Operating margin	11.9%	13.0%

Segment EBITDA	$79,709	$78,069	2.1%
Segment EBITDA margin	21.4%	21.8%

Other measures:
Depreciation and amortization	$35,501	$31,513	12.7%
Bookings	379,122	347,291	9.2%
Backlog	458,765	451,110	1.7%

Components of revenue growth:			YTD 2013 vs. 2012
Organic growth			4.3%
Acquisitions			—%
Foreign currency translation			—%
			4.3%

First Quarter 2013 Compared to the First Quarter 2012

Revenue generated by our Communication Technologies segment in the first quarter of 2013 increased by $15.2 million or 4% compared to the same period of 2012. The increase in revenue resulted primarily from increased microelectronic mechanical (“MEMs”) microphone volumes stemming from new product introductions and overall handset market growth. The 2013 revenue increase was partially offset by strategic pricing initiatives for certain of our products, corresponding to product life cycle maturities, and reduced volumes in certain end markets.

•
Our revenue in the consumer electronics market (representing 47% of 2013 first quarter segment revenue) increased $13.0 million or 8% due to solid demand for components serving the handset market, including the continued trend for multi-microphone product offerings. The revenue growth for new product launches included a changing mix among key OEM customers. Overall, we expect continued year-over-year revenue growth through the remainder of the year for our acoustic products serving the handset market.

•
Our medical technology revenue (16% of 2013 first quarter segment revenue) increased by $2.5 million or 4% due to stronger demand for hearing aid products and marginally stronger hearing health industry growth. Revenue growth from other medical products continued to be hampered by weakened European and Asian economic conditions.

•
Revenue derived from our aerospace/defense market (27% of 2013 first quarter segment revenue) decreased by $0.5 million mainly due to weakness in the domestic defense market reflected by governmental funding uncertainties, offset in part by the continued increase in build rates of commercial aircraft driving demand in the aerospace market. The defense market in Europe continues to be impacted by the weak macro-economic environment.

•
Revenue derived from our telecom/other market (10% of 2013 first quarter segment revenue) increased by $0.3 million, with indications that the sluggish telecom market may start to gradually improve as mobile carriers migrate to the next generation of wireless infrastructure.

Communication Technologies first quarter 2013 earnings decreased $2.3 million or 5% compared to the same period of 2012, with a decrease in operating margin of 110 basis points. The earnings and margin decreases were mainly due to customer mix, higher restructuring charges related to cost reduction activities, increased R&D investment, higher legal spending and higher depreciation on recent capital investments supporting growth in the handset market, which combined to more than offset benefits from productivity initiatives and leverage on higher MEMs volume.

Bookings for the quarter ended March 31, 2013 increased $31.8 million or 9% compared to the same period of 2012 while backlog remained consistent with year-end levels, reflecting continued strength in our handset and commercial aerospace markets.

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

	Three Months Ended March 31,
(dollars in thousands)	2013	2012	% Change
Revenue:
Drilling	$104,534	$115,265	(9.3)%
Production	310,489	277,200	12.0%
Downstream	146,175	139,105	5.1%
Total	$561,198	$531,570	5.6%

Segment earnings	$139,545	$132,115	5.6%
Operating margin	24.9%	24.9%

Segment EBITDA	$165,843	$153,299	8.2%
Segment EBITDA margin	29.6%	28.8%

Other measures:
Depreciation and amortization	$26,298	$21,184	24.1%
Bookings	620,640	585,775	6.0%
Backlog	311,793	296,360	5.2%

Components of revenue growth:			YTD 2013 vs. 2012
Organic growth			0.2%
Acquisitions			5.5%
Foreign currency translation			(0.1)%
			5.6%

First Quarter 2013 Compared to the First Quarter 2012

Our Energy segment revenue increased 6% over prior year due to revenue from the acquisitions of Production Control Services and UPCO, Inc., acquired in the second and fourth quarters of 2012, respectively. Slightly positive organic growth was offset by slightly negative impact of foreign currency translation. Pricing actions represented a small portion of the revenue increase. Organic revenue growth driven by the downstream sector was partially offset by reduced drilling activity.

•	Production revenue (equaling 55% of segment revenue) increased 12%, primarily from the above mentioned acquisitions.

•	Downstream revenue (representing 26% of segment revenue) increased 5% due to stronger demand for loading equipment for the rail market and increased international sales for bearing products.

•
Drilling sector revenue (representing 19% of segment revenue) decreased 9% compared to 2012 due to reduced US drilling activity, partially offset by the introduction of new products. Our revenues in the drilling sector, and to a lessor extent in the production sector, are impacted by changes in the number of active North American drilling rigs. In the first quarter, the average North American drilling rig count was 2,294, down 11% from prior year as a drop in gas rigs was partially offset by increased oil exploration. We expect rig count to increase in the second half of 2013.

Energy earnings increased $7 million, or 6%, over prior year due to productivity improvements, the impact of acquisitions and strategic pricing partially offset by unfavorable product mix. Operating margin was unchanged due to productivity improvements and price increases offsetting the margin impact of acquisitions and unfavorable product mix.

Bookings for the first quarter increased 6% over prior year due to increased international orders for artificial lift products, improved demand for loading equipment for rail and chemical/industrial markets and bearing products, partially offset by weaker demand for drilling products and winches. Energy's backlog increased 5% compared to prior year as the production sector's backlog increased due to international orders and acquisitions, partially offset by the downstream and drilling sectors working down their backlog through the intervening time period.

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

	Three Months Ended March 31,
(dollars in thousands)	2013	2012	% Change
Revenue:
Refrigeration & Industrial
Refrigeration & Food Equipment	$363,963	$333,359	9.2%
Other Industrial	300,331	308,854	(2.8)%
	$664,294	$642,213	3.4%

Fluid Solutions Platform	$203,991	$180,364	13.1%
Eliminations	(352)	(453)
	$867,933	$822,124	5.6%

Segment earnings	$117,178	$122,092	(4.0)%
Operating margin	13.5%	14.9%

Segment EBITDA	$148,729	$141,674	5.0%
Segment EBITDA margin	17.1%	17.2%

Other measures:
Depreciation and amortization	$31,551	$19,582	61.1%

Bookings
Refrigeration & Industrial	$755,026	$711,911	6.1%
Fluid Solutions	223,764	184,711	21.1%
Eliminations	(373)	(408)
	$978,417	$896,214	9.2%

Backlog
Refrigeration & Industrial	$592,922	$598,910	(1.0)%
Fluid Solutions	178,854	191,327	(6.5)%
Eliminations	(178)	(132)
	$771,598	$790,105	(2.3)%

Components of revenue growth:			YTD 2013 vs. 2012
Organic growth			(4.8)%
Acquisitions			10.4%
Foreign currency translation			—%
			5.6%

First Quarter 2013 Compared to the First Quarter 2012

Engineered Systems revenue for the first quarter of 2013 increased $45.8 million, or 6%, driven by a 10% increase in revenue from recent acquisitions, partially offset by a decline in organic revenue growth of 5%, impacted by anticipated lower volumes for certain food retailers.

•	Revenue of our Refrigeration & Industrial platform, which serves our refrigeration and food equipment, waste and recycling, and other industrial end-markets, increased $22.1 million, or 3%.

•
Revenue from refrigeration and food equipment (representing 42% of 2013 first quarter segment revenue) increased 9% over the comparable prior year quarter, reflecting the favorable impact of recent acquisitions and increased demand for food-service equipment through dealer and direct channels, offset by reduced shipments to a key retail customer on a specific project in the refrigeration market. Also, demand for beverage can-making equipment was lower due to an exceptionally strong prior year first quarter.

•
Performance by our businesses serving the waste and recycling and other industrial markets (34% of 2013 first quarter segment revenue) decreased 3% over the comparable prior year quarter, driven by lower demand for equipment serving the mining, utilities, power sports and truck sectors offset by increased demand in markets serving vehicle service businesses and industrial automation machinery.

•
Revenue of our Fluid Solutions platform (24% of 2013 first quarter segment revenue) increased by 13% reflecting the favorable impact of recent acquisitions; however, excluding revenue from Maag Pump Systems, which was acquired late in the first quarter of 2012, platform revenue was relatively flat with strength in North America offset by a soft European market and customer shipments pushed into the second quarter of 2013.

Engineered Systems earnings decreased $4.9 million, or 4%, due to lower volume and increased acquisition-related costs, partially offset by the impact of recent acquisitions, favorable net material cost and productivity improvements.  Operating margin declined 140 basis points due to product mix and acquisition-related costs, offset by favorable net material cost, favorable pricing, and productivity savings. Engineered Systems incurred non-recurring charges during the first quarter of 2013 that resulted in a net gain of approximately $1.9 million. These non-recurring charges included: restructuring costs of approximately $3.0 million, a loss on the disposition of a certain business of $2.9 million, a gain on the sale of land of $6.8 million and a gain on the sale of buildings of $1.0 million.

Bookings for the first quarter of 2013 increased 9% while backlog at March 31, 2013 decreased 2%, as compared to the prior year periods, due to higher pump equipment and refrigeration and food-service equipment orders.

Printing & Identification

Our Printing & Identification segment is a worldwide supplier of precision marking and coding, dispensing, printing, soldering, coating, inspection and testing equipment and related consumables and services.  The segment serves two broad global end- markets:   Fast Moving Consumer Goods ("FMCG") and Industrial.

	Three Months Ended March 31,
(dollars in thousands)	2013	2012	% Change
Revenue:
Fast Moving Consumer Goods	$142,957	$142,690	0.2%
Industrial	94,920	100,880	(5.9)%
Total	$237,877	$243,570	(2.3)%

Segment earnings	$29,752	$26,089	14.0%
Operating margin	12.5%	10.7%

Segment EBITDA	$37,382	$34,420	8.6%
Segment EBITDA margin	15.7%	14.1%

Other measures:
Depreciation and amortization	$7,630	$8,331	(8.4)%
Bookings	237,217	249,773	(5.0)%
Backlog	95,353	102,117	(6.6)%

Components of revenue growth:			YTD 2013 vs. 2012
Organic growth			(1.5)%
Acquisitions			—%
Foreign currency translation			(0.8)%
			(2.3)%

First Quarter 2013 Compared to the First Quarter 2012

Printing & Identification segment revenue decreased $5.7 million or 2% compared to the first quarter of 2012, attributable to a 1% lower organic revenue growth driven by lower industrial end market revenue and a 1% unfavorable impact from foreign currency.

•
FMCG revenue (representing 60% of 2013 first quarter segment revenue) grew $1.6 million or 1% year-over-year, excluding a 1% unfavorable impact from foreign currency, with further contraction in the European market dampening growth.

•
Industrial revenue (40% of 2013 first quarter segment revenue) contracted $5.3M or 5% compared with the prior year quarter, excluding a 1% unfavorable impact from foreign currency, due to weaker European markets and a softer bar code printing business.

Printing & Identification segment earnings increased $3.7 million or 14% for the three months ended March 31, 2013 compared to 2012, resulting in an operating margin increase of 180 basis points.  The margin increase is primarily attributed to product mix, ongoing productivity improvements and overall lower operating expenses as a result of restructuring actions taken in 2012, more than offsetting the impact of lower industrial end market volumes.
First quarter of 2013 bookings decreased 5% and backlog decreased 7% from prior the year principally due to unfavorable foreign exchange and lower industrial market segment demand. Book to bill for the first quarter of 2013 was 1.0.

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

Cash Flow Summary

The following table is derived from our unaudited Condensed Consolidated Statement of Cash Flows:

	Three Months Ended March 31,
Cash Flows from Continuing Operations (in thousands)	2013	2012
Net Cash Flows Provided By (Used In):
Operating activities	$78,326	$161,327
Investing activities	(45,217)	(362,786)
Financing activities	(252,672)	(87,246)

Operating Activities

Cash provided by operating activities for the three months ended March 31, 2013 decreased approximately $83 million compared to the comparable period in 2012, driven by several factors, including an increase in relative working capital and higher long-term and annual incentive compensation payouts.

Adjusted Working Capital

Adjusted working capital (a non-GAAP measure calculated as accounts receivable, plus inventory, less accounts payable) increased from December 31, 2012 by $120 million, or 8%, to $1.6 billion, which reflected an increase in receivables and inventory of $84 million and $33 million, respectively, generally due to a higher sales volume, as well as a decrease in accounts payable of $3 million.  Excluding acquisitions and the effects of foreign exchange translation, adjusted working capital increased by $127 million, or 9%.

Investing Activities

Cash used in investing activities generally results from cash outflows for capital expenditures and acquisitions, partially offset by proceeds from sales of short term investments, businesses and property, plant and equipment.  For the three months ended March 31, 2013, we used cash in investing activities of $45 million compared to $363 million for the same period of 2012, driven mainly by the following factors:

•
Acquisitions. We did not acquire any businesses during the first quarter of 2013. During the first quarter of 2012, we used $297 million to acquire two businesses, including $282 million for Maag Pump Systems, a European acquisition for our fluid solutions platform within our Engineered Systems segment. This amount includes funding of approximately $17 million of cash collateral to secure Maag's outstanding bank guarantees at the date of acquisition.

•
Capital spending. Our capital expenditures decreased approximately $21 million for the first quarter of 2013 as compared to the same period in the prior year. The prior year reflected capacity expansions within our high-growth businesses to support growth in the handset market, as well as the energy and fluid solutions end markets. We expect full year 2013 capital expenditures to approximate 3.0% to 3.5% of revenue.

We anticipate that capital expenditures and any acquisitions we make through the remainder of 2013 will be funded from available cash and internally generated funds and, if necessary, through the issuance of commercial paper, use of established lines of credit or public debt or equity markets.

Financing Activities

Our cash flow from financing activities generally relates to a use of cash for purchase of our common stock and payment of dividends, offset by net borrowing activity and proceeds from exercise of stock options.  For the three months ended March 31, 2013 and 2012, we used cash totaling $253 million and $87 million, respectively, for financing activities, with the activity primarily attributable to the following:

•
Treasury purchases. We used $292 million to repurchase common stock in the 2013 period, $247 million more than was used in the comparable period of 2012. In November 2012, Dover's Board of Directors approved an additional $1 billion stock repurchase program to drive additional shareholder value. As of March 31, 2013, the approximate dollar amount still available for repurchase under this share repurchase program was $458 million.

•
Notes payable and long-term debt. In the 2013 period, we issued approximately $91 million of commercial paper. The Company generally uses commercial paper borrowings for general corporate purposes, as well as the funding of acquisitions and the repurchase of its common stock. The long-term debt account has remained relatively stable in the current and prior periods.

•	Proceeds from the exercise of stock options. We received approximately $8 million less in proceeds from employee exercises of stock options in the 2013 period as compared to 2012.

•	Dividend payments. We paid approximately $2 million more in dividends to common shareholders in the first quarter of 2013 compared to the prior year period.
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

The following table reconciles our free cash flow to cash flow provided by operating activities:

	Three Months Ended March 31,
Free Cash Flow (dollars in thousands)	2013	2012
Cash flow provided by operating activities	$78,326	$161,327
Less: Capital expenditures	(47,153)	(68,249)
Free cash flow	$31,173	$93,078
Free cash flow as a percentage of revenue	1.5%	4.8%

For the three months ended March 31, 2013, we generated free cash flow of $31.2 million, representing 1.5% of revenue and 15.8% of net earnings from continuing operations, while continuing to make investments necessary to support our growth. Free cash flow generated during the period reflects typical seasonality.  The free cash flow generated in the first quarter of 2013 is $62 million lower than the amount generated in the comparable 2012 period, due to an increase in working capital, partially offset by the decline in capital spending. We expect to generate free cash flow for the year of approximately 10% of revenues, consistent with our historical performance.

Net Debt to Net Capitalization

We utilize the net debt to net capitalization calculation (a non-GAAP measure) to assess our overall financial leverage and capacity and believe the calculation is useful to investors for the same reason.  The following table provides a reconciliation of net debt to net capitalization to the most directly comparable GAAP measures:

Net Debt to Net Capitalization Ratio (dollars in thousands)	March 31, 2013	December 31, 2012
Current maturities of long-term debt	$4,198	$3,266
Commercial paper	698,400	607,500
Long-term debt	2,189,521	2,189,350
Total debt	2,892,119	2,800,116
Less: Cash and cash equivalents	(571,359)	(800,076)
Net debt	2,320,760	2,000,040
Add: Stockholders' equity	4,761,781	4,919,230
Net capitalization	$7,082,541	$6,919,270
Net debt to net capitalization	32.8%	28.9%

Our net debt to net capitalization ratio increased to 32.8% at March 31, 2013 from 28.9% at December 31, 2012, partially due to cash used to repurchase shares of our common stock totaling $292 million in the first quarter of 2013, which in part was funded by our issuance of $91 million of commercial paper.

We use commercial paper borrowings for general corporate purposes, including the funding of acquisitions and the repurchasing of our common stock.  We currently maintain an unsecured revolving credit facility with a syndicate of banks which permits borrowings up to $1 billion and expires on November 10, 2016.  This facility is used primarily as liquidity back-up for our commercial paper program.  We have not borrowed any funds under this facility nor do we anticipate doing so. If we were to draw down a loan, at our election, the loan would bear interest at a Eurodollar or Sterling rate based on LIBOR, plus an applicable margin ranging from 0.565% to 1.225% (subject to adjustment based on the rating accorded our senior unsecured debt by S&P and Moody’s) or at a base rate pursuant to a formula defined in the facility. Under this facility, we are required to maintain an interest coverage ratio of EBITDA to consolidated net interest expense of not less than 3.0 to 1.  We were in compliance with this covenant and our other long-term debt covenants at March 31, 2013 and had a coverage ratio of 14.1 to 1.  We are not aware of any potential impairment to our liquidity and expect to remain in compliance with all of our debt covenants.

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

At March 31, 2013, our cash and cash equivalents totaled $571 million, of which $523 million was held outside the United States.   Cash and equivalents are invested in highly liquid investment-grade money market instruments and bank deposits with maturities of three months or less. We regularly invest cash in excess of near-term requirements in money market instruments or short-term investments, which consist of investment grade time deposits with original maturity dates at the time of purchase greater than three months, up to twelve months.

In February 2013, we made a one-time, lump sum distribution of approximately $190 million from Luxembourg to the U.S. as a tax-free return of U.S. tax basis. If our cash held outside of the U.S. were to be repatriated, under current law, it would be subject to U.S. federal income taxes, less applicable foreign tax credits. However, our intent is to permanently reinvest these funds outside of the U.S. The cash that our foreign subsidiaries hold for indefinite reinvestment is generally used to finance foreign operations and investments, including acquisitions. It is not practicable to estimate the amount of tax that might be payable if some or all of such earnings were to be repatriated, and the amount of foreign tax credits that would be available to reduce or eliminate the resulting U.S. income tax liability. Management believes that it has sufficient liquidity to satisfy its cash needs, including its cash needs in the United States.

At March 31, 2013, we have an outstanding floating-to-floating cross currency swap agreement for a total notional amount of $50 million in exchange for CHF 65.1 million, which matures on October 15, 2015.  This transaction continues to hedge a portion of our net investment in CHF-denominated operations.  The agreement qualifies as a net investment hedge and the effective portion of the change in fair value is reported within the cumulative translation adjustment section of other comprehensive income.  The fair value at March 31, 2013 reflected a loss of $19.8 million due to the strengthening of the Swiss franc relative to the U.S. dollar over the term of this arrangement.

Critical Accounting Policies and Estimates

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

Recent Accounting Standards

See Note 16 — Recent Accounting Standards.  The adoption of recent accounting standards as included in Note 16 to the unaudited Condensed Consolidated Financial Statements has not had and is not expected to have a significant impact on our revenue, earnings or liquidity.

Special Notes Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q, especially “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, contains “forward-looking” statements within the meaning of the Securities Act of 1933, as amended, the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. Such statements relate to, among other things, income, earnings, cash flows, changes in operations, operating improvements, industries in which Dover businesses operate and the U.S. and global economies. Statements in this Form 10-Q that are not historical are hereby identified as “forward-looking statements” and may be indicated by words or phrases such as “anticipates,” “supports,” “indicates,” “suggests,” “will,” “plans,” “projects,” “expects,” “believes,” “should,” “would,” “could,” “hope,” “forecast,” “management is of the opinion,” or the use of the future tense and similar words or phrases. Forward-looking statements are subject to inherent risks and uncertainties that could cause actual results to differ materially from current expectations including, but not limited to, the state of the worldwide economy and sovereign credit, especially in Europe; political events that could impact the worldwide economy; the impact of natural disasters and their effect on global supply chains and energy markets; current economic conditions and uncertainties in the credit and capital markets; instability in countries where Dover conducts business; possible future terrorist threats and their effect on the worldwide economy; the ability of Dover’s businesses to expand into new geographic markets and to anticipate and meet customer demands for new products and product enhancements; increased competition and pricing pressures in the markets served by Dover’s businesses; the impact of loss of a single-source manufacturing facility; changes in customer demand or loss of a significant customer; the relative mix of products and services which impacts margins and operating efficiencies; short-term capacity constraints; increases in the cost of raw materials; domestic and foreign governmental and public policy changes including environmental regulations, conflict mineral disclosure requirements, and tax policies (including domestic and international export subsidy programs, R&E credits and other similar programs); protection and validity of patent and other intellectual property rights; the ability to identify and successfully consummate value-adding acquisition opportunities; the Company’s ability to achieve expected savings from integration, synergy and other cost-control initiatives; unforeseen developments in contingencies such as litigation; international economic conditions including interest rate and currency exchange rate fluctuations; and a downgrade in Dover’s credit ratings. Readers are cautioned not to place undue reliance on such forward-looking statements. These forward-looking statements speak only as of the date made. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There has been no significant change in our exposure to market risk during the three months ended March 31, 2013. For a discussion of our exposure to market risk, refer to Item 7A, Quantitative and Qualitative Disclosures about Market Risk, contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

Item 4. Controls and Procedures

At the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2013.

During the first quarter of 2013, there were no changes in the Company’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. In making its assessment of changes in internal control over financial reporting as of March 31, 2013, management has excluded all companies acquired in purchase business combinations during the twelve months ended March 31, 2013.  The Company is currently assessing the control environments of these acquisitions.  These companies are wholly-owned by the Company and their total revenue for the three months ended March 31, 2013 represents approximately 5.2% of the Company’s consolidated revenue for the same period. Their excluded assets represent approximately 2.3% of the Company’s consolidated assets at March 31, 2013.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

See Part I, Notes to unaudited Condensed Consolidated Financial Statements, Note 12.

Item 1A. Risk Factors

There have been no material changes with respect to risk factors as previously disclosed in our Annual Report on Form 10-K for its fiscal year ended December 31, 2012.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable.

(b)	Not applicable.

(c)	The table below presents shares of Dover stock which we acquired during the quarter.

				Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased under the Plans or Programs (2)
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	May 2012 Program	November 2012 Program
January 1 to January 31	676	$67.39	—	3,908,289	$749,898
February 1 to February 28	2,905,034	71.71	2,899,759	3,908,289	542,018
March 1 to March 31	1,147,817	72.81	1,147,817	3,908,289	458,465
For the First Quarter	4,053,527	$72.02	4,047,576	3,908,289	$458,465

(1)
In May 2012, the Board of Directors renewed its standing authorization of the Company's share repurchase program, on terms consistent with its prior five-year authorization which expired at that time. This renewal authorizes the repurchase of up to 10,000,000 shares of the Company's common stock during the five-year period ending May 2017. We did not make any repurchases under this program during the first quarter. Additionally, in November 2012, the Board of Directors approved a $1 billion share repurchase program authorizing repurchases of Dover's common shares over the next 12 to 18 months. We repurchased 4,047,576 shares under this new program during the first quarter. We also acquired 5,951 shares from holders of our employee stock options when they tendered those shares as full or partial payment of the exercise price of such options. These shares were applied against the exercise price at the market price on the date of exercise.

(2)
As of March 31, 2013, the number of shares still available for repurchase under the May 2012 share repurchase authorization was 3,908,289. The approximate dollar amount still available for repurchase under the November 2012 share repurchase authorization was $458,465.

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

101
The following materials from Dover Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 formatted in XBRL (eXtensible Business Reporting Language):  (i) the Condensed Consolidated Statements of Comprehensive Earnings, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statement of Shareholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report on Form
10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

DOVER CORPORATION

Date:	April 17, 2013	/s/ Brad M. Cerepak
Brad M. Cerepak,
Senior Vice President & Chief Financial Officer
(Principal Financial Officer)

Date:	April 17, 2013	/s/ Raymond T. McKay Jr.
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

101
The following materials from Dover Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 formatted in XBRL (eXtensible Business Reporting Language):  (i) the Condensed Consolidated Statements of Comprehensive Earnings, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statement of Stockholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements.