Form 10-Q
period 2013-06-30
DOVER Corp
filed 2013-07-18
CIK 29905

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

or

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

The number of shares outstanding of the Registrant’s common stock as of July 11, 2013 was 170,672,366.

Dover Corporation
Form 10-Q

Item 1. Financial Statements

DOVER CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(in thousands, except per share figures)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenue	$2,228,763	$2,038,289	$4,268,336	$3,992,903
Cost of goods and services	1,372,811	1,261,187	2,635,762	2,469,721
Gross profit	855,952	777,102	1,632,574	1,523,182
Selling and administrative expenses	505,628	466,089	990,049	920,078
Operating earnings	350,324	311,013	642,525	603,104
Interest expense, net	30,280	29,715	60,524	59,746
Other expense (income), net	2,543	364	(2,176)	2,149
Earnings before provision for income taxes and discontinued operations	317,501	280,934	584,177	541,209
Provision for income taxes	23,149	75,778	92,836	149,644
Earnings from continuing operations	294,352	205,156	491,341	391,565
Earnings from discontinued operations, net	35,697	8,945	48,711	18,599
Net earnings	$330,049	$214,101	$540,052	$410,164

Comprehensive earnings	$332,989	$120,514	$511,713	$357,819

Earnings per share from continuing operations:
Basic	$1.72	$1.12	$2.85	$2.13
Diluted	$1.70	$1.10	$2.82	$2.10

Earnings per share from discontinued operations:
Basic	$0.21	$0.05	$0.28	$0.10
Diluted	$0.21	$0.05	$0.28	$0.10

Net earnings per share:
Basic	$1.93	$1.17	$3.13	$2.23
Diluted	$1.91	$1.15	$3.10	$2.20

Dividends paid per common share	$0.35	$0.315	$0.70	$0.63

See Notes to Condensed Consolidated Financial Statements

DOVER CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)

	June 30, 2013	December 31, 2012
Current assets:
Cash and cash equivalents	$605,950	$800,076
Receivables, net of allowances of $19,482 and $20,392	1,398,829	1,225,898
Inventories, net	917,217	872,841
Prepaid and other current assets	63,076	79,094
Deferred tax assets	63,813	49,935
Total current assets	3,048,885	3,027,844
Property, plant and equipment, net	1,137,645	1,167,052
Goodwill	4,106,345	4,114,650
Intangible assets, net	1,564,006	1,625,420
Other assets and deferred charges	120,551	111,432
Assets of discontinued operations	371,824	397,545
Total assets	$10,349,256	$10,443,943

Current liabilities:
Notes payable and current maturities of long-term debt	$665,781	$610,766
Accounts payable	664,058	651,358
Accrued compensation and employee benefits	270,769	334,634
Accrued insurance	104,655	103,318
Other accrued expenses	247,997	255,632
Federal and other taxes on income	21,839	30,920
Total current liabilities	1,975,099	1,986,628
Long-term debt	2,189,811	2,189,350
Deferred income taxes	480,937	462,244
Other liabilities	590,352	677,533
Liabilities of discontinued operations	132,185	208,958
Stockholders' equity:
Total stockholders' equity	4,980,872	4,919,230
Total liabilities and stockholders' equity	$10,349,256	$10,443,943

See Notes to Condensed Consolidated Financial Statements

DOVER CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)
(unaudited)

	Common Stock $1 Par Value	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders' Equity
Balance at December 31, 2012	$254,119	$834,677	$7,199,227	$(54,906)	$(3,313,887)	$4,919,230
Net earnings	—	—	540,052	—	—	540,052
Dividends paid	—	—	(120,238)	—	—	(120,238)
Common stock issued for the exercise of stock options and SARs	762	(8,429)	—	—	—	(7,667)
Tax benefit from the exercise of stock options and SARs	—	12,643	—	—	—	12,643
Stock-based compensation expense	—	16,303	—	—	—	16,303
Common stock acquired	—	—	—	—	(351,112)	(351,112)
Other comprehensive loss, net of tax	—	—	—	(28,339)	—	(28,339)
Balance at June 30, 2013	$254,881	$855,194	$7,619,041	$(83,245)	$(3,664,999)	$4,980,872

Preferred Stock: $100 par value per share; 100,000 shares authorized; no shares issued.

See Notes to Condensed Consolidated Financial Statements

DOVER CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2013	2012
Operating Activities of Continuing Operations
Net earnings	$540,052	$410,164

Adjustments to reconcile net earnings to cash from operating activities:
Earnings from discontinued operations, net	(48,711)	(18,599)
Depreciation and amortization	207,071	170,845
Stock-based compensation	16,303	16,106
(Gain) loss on sale of assets	(5,661)	13
Cash effect of changes in assets and liabilities:
Accounts receivable	(169,022)	(93,564)
Inventories	(46,430)	(74,944)
Prepaid expenses and other assets	(7,646)	(20,061)
Accounts payable	23,381	49,427
Accrued compensation and employee benefits	(76,839)	(29,791)
Accrued expenses and other liabilities	(8,511)	(20,088)
Accrued and deferred taxes, net	(43,621)	22,832
Other, net	2,689	(7,652)
Net cash provided by operating activities of continuing operations	383,055	404,688

Investing Activities of Continuing Operations
Additions to property, plant and equipment	(100,437)	(141,007)
Acquisitions (net of cash and cash equivalents acquired)	(69,017)	(354,270)
Proceeds from the sale of property, plant and equipment	12,727	5,929
Proceeds from the sale of businesses	3,756	—
Increase in restricted cash	—	(20,548)
Other	(262)	—
Net cash used in investing activities of continuing operations	(153,233)	(509,896)

Financing Activities of Continuing Operations
Purchase of common stock	(351,112)	(198,924)
Net proceeds from exercise of stock options and SARs, including tax benefits	4,976	19,353
Dividends paid to stockholders	(120,238)	(115,714)
Change in notes payable, net	55,043	—
Reduction of long-term debt	(25)	(130)
Net cash used in financing activities of continuing operations	(411,356)	(295,415)

Cash Flows from Discontinued Operations
Net cash used in operating activities of discontinued operations	(515)	(14,176)
Net cash used in investing activities of discontinued operations	(3,467)	(4,327)
Net cash used in discontinued operations	(3,982)	(18,503)

Effect of exchange rate changes on cash and cash equivalents	(8,610)	(1,664)

Net decrease in cash and cash equivalents	(194,126)	(420,790)
Cash and cash equivalents at beginning of period	800,076	1,206,755

Cash and cash equivalents at end of period	$605,950	$785,965

See Notes to Condensed Consolidated Financial Statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements, in accordance with Securities and Exchange Commission (“SEC”) rules for interim periods, do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements and should be read in conjunction with the Dover Corporation (“Dover” or the “Company”) Annual Report on Form 10-K for the year ended December 31, 2012, which provides a more complete understanding of the Company’s accounting policies, financial position, operating results, business properties, and other matters.  The year-end condensed consolidated balance sheet was derived from audited financial statements.  As discussed in Note 4, the Company is reporting certain businesses that are held for sale at June 30, 2013 as discontinued operations.  Therefore, the Company has classified the results of operations of these businesses as discontinued operations for all periods presented.  It is the opinion of management that these financial statements reflect all adjustments necessary for a fair statement of the interim results.  The results of operations of any interim period are not necessarily indicative of the results of operations for the full year.

2. Planned Spin Off of Certain Communication Technologies Businesses

On May 23, 2013, Dover announced that its Board of Directors had approved a plan to spin off certain businesses within its Communication Technologies segment into a standalone, publicly traded company. Upon completion of the spin off, Knowles Corporation ("Knowles") will be an independent, global technology company operating in the communication technologies space.
The spin off is expected to allow Knowles to pursue a more aggressive growth strategy as a standalone company, focusing on its customers' distinct product and technology needs.

Dover anticipates that the transaction will be in the form of a distribution of 100% of the common stock of Knowles, which we expect to be tax-free to Dover and U.S. shareholders, pending receipt of a private letter ruling from the Internal Revenue Service (the "IRS"). Dover currently expects that the transaction will be completed in early 2014. One-time costs associated with the transaction are expected to be in the range of $60,000 to $70,000, of which $3,322 has been incurred through June 30, 2013. Completion of the planned spin off is subject to final approval by Dover's Board of Directors, as well as other conditions such as the receipt of a favorable ruling from the IRS and the effectiveness of a registration statement to be filed with the Securities and Exchange Commission. The results of operations, financial condition and cash flows for the businesses to be included in the spin off are, and will continue to be, presented within Dover's consolidated financial statements as continuing operations within the Communication Technologies segment, until the spin off becomes effective, upon which the financial presentation of these businesses will be included within Dover's discontinued operations.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)

3. Acquisitions

The following table details the acquisitions made during the six months ended June 30, 2013.

2013 Acquisitions
Date	Type	Company / Product Line Acquired	Location (Near)	Segment
May 2	Stock	Ebsray Pumps	Brookvale, Australia	Engineered Systems
Manufacturer of rotary pumps in vane, regenerative turbine, and internal gear technologies.

May 7	Asset	The Curotto-Can, Inc.	Sonoma, California	Engineered Systems
Manufacturer of automated front loaders for use in the waste collection industry.

May 21	Asset	Klaus Enterprise, Ltd.	Alberta, Canada	Energy
Manufacturer of valves and gas compressor components that specializes in replacing parts designed to optimize the efficiency and reliability of reciprocating compressors.

May 30	Asset	Source Technologies	Charlotte, North Carolina	Printing & Identification
Manufacturer of printing devices and software, specializing in thermal stationary barcode printers.

The Company acquired these businesses in four separate transactions for net cash consideration of $69,017. The following presents the allocation of acquisition cost to the assets acquired and liabilities assumed, based on their estimated fair values:

Current assets, net of cash acquired	$21,127
Property, plant and equipment	5,609
Goodwill	19,144
Intangible assets	31,042
Other non-current assets	802
Current liabilities	(6,185)
Non-current liabilities	(2,522)
Net assets acquired	$69,017

The amounts assigned to goodwill and major intangible asset classifications for the 2013 acquisitions are as follows:

	Amount allocated	Useful life (in years)
Goodwill - Tax deductible	$12,859	na
Goodwill - Non deductible	6,285	na
Customer intangibles	24,455	10
Trademarks	1,216	10
Patents	4,140	10
Other intangibles	1,231	2
	$50,186

The businesses were acquired to complement and expand upon existing operations within the Fluid Solutions and Refrigeration & Food Equipment platforms of the Engineered Systems segment, as well as the Energy and Printing & Identification segments. The goodwill identified by these acquisitions reflects the benefits expected to be derived from product line expansion and operational synergies.  Upon consummation of the acquisitions, each of these entities is now wholly-owned by Dover.

The Company has substantially completed the purchase price allocations for the 2013 acquisitions.  However, if additional information is obtained about these assets and liabilities within the measurement period (not to exceed one year from the date of acquisition), including through asset appraisals and learning more about the newly acquired businesses, the Company will refine its estimates of fair value to allocate the purchase price more accurately; however, any such revisions are not expected to be significant.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)

The Unaudited Condensed Consolidated Statements of Comprehensive Earnings include the results of these businesses from the dates of acquisition.  The aggregate revenue of the 2013 acquisitions included in the Company’s consolidated revenue totaled $7,466 for the three and six months ended June 30, 2013.

Pro Forma Information

The following unaudited pro forma information illustrates the effect on the Company’s revenue and earnings from continuing operations for the three and six months ended June 30, 2013 and 2012, assuming that the 2013 and 2012 acquisitions had taken place at the beginning of the prior year. As a result, the supplemental pro forma earnings for the three and six months ended June 30, 2013 reflect adjustments to earnings from continuing operations as reported in the Unaudited Condensed Consolidated Statements of Comprehensive Earnings to exclude $725 for nonrecurring expense related to the fair value adjustments to acquisition-date inventory (after-tax) and $810 of acquisition-related costs (after tax) and to reflect such items in 2012. The 2013 and 2012 supplemental pro forma earnings are also adjusted to reflect the comparable impact of additional depreciation and amortization expense (net of tax) resulting from the fair value measurement of tangible and intangible assets relating to 2013 and 2012 acquisitions.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenue from continuing operations:
As reported	$2,228,763	$2,038,289	$4,268,336	$3,992,903
Pro forma	2,233,259	2,147,736	4,284,331	4,265,224
Earnings from continuing operations:
As reported	$294,352	$205,156	$491,341	$391,565
Pro forma	295,973	216,338	493,521	413,624
Basic earnings per share from continuing operations:
As reported	$1.72	$1.12	$2.85	$2.13
Pro forma	1.73	1.18	2.86	2.25
Diluted earnings per share from continuing operations:
As reported	$1.70	$1.10	$2.82	$2.10
Pro forma	1.71	1.16	2.83	2.22

4. Discontinued Operations

Management evaluates Dover’s businesses periodically for their strategic fit within Dover’s operations. Accordingly, in the fourth quarter of 2012, the Company announced its intention to divest certain non-core businesses within the Printing & Identification segment serving the electronic assembly and test markets, consistent with its long-term focus on strengthening its portfolio and reducing its exposure to cyclical markets. Management expects to sell these businesses in 2013. As a result, the Company has reclassified the operations, cash flows, and related assets and liabilities of these businesses, DEK International and Everett Charles Technologies ("ECT"), to discontinued operations for all periods presented.

Summarized results of the Company’s discontinued operations are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenue	$115,560	$118,338	$202,926	$227,163

(Loss) gain on sale and impairments, net of tax	$(18,668)	$1,860	$(18,668)	$1,860

Earnings from operations before taxes	12,968	12,428	$18,577	$18,162
Benefit from (provision for) income taxes	41,397	(5,343)	48,802	(1,423)
Earnings from operations, net of tax	54,365	7,085	67,379	16,739

Earnings from discontinued operations, net of tax	$35,697	$8,945	$48,711	$18,599

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)

Earnings from discontinued operations of $35,697 and $48,711 for the three and six months ended June 30, 2013, respectively, reflect net earnings from operations generated by those businesses discontinued in 2012, as well as various expense and accrual adjustments relating to other discontinued operations. The tax benefit for the three and six months ended June 30, 2013 includes $42,688 and $52,454, respectively, of discrete tax benefits principally related to the conclusion of certain federal, state and international tax audits.

During the second quarter of 2013, in connection with a change in goodwill reporting units within discontinued operations resulting from the Company's expected manner of disposing of its electronic test and assembly businesses, the Company was required to allocate goodwill to these individual reporting units based upon relative current fair values. This process resulted in a benefit of $25,520 in the discontinued operations deferred income tax provision for the three and six months ended June 30, 2013 as a result of the elimination of certain deferred tax liabilities. The Company recorded a goodwill impairment charge of $54,532 ($44,188 after tax) in the second quarter of 2013 in connection with the anticipated sale of these businesses. This charge was a write-down of the carrying value to fair value, based on the current estimated sales price. The Company expects to complete the sale of these businesses in the second half of 2013.

Earnings from discontinued operations of $8,945 and $18,599 for the three and six months ended June 30, 2012, respectively, primarily reflect net earnings from operations of DEK and ECT, as well as $1,860 of other favorable discrete items.

Assets and liabilities of discontinued operations are summarized below:

	June 30, 2013	December 31, 2012
Assets of Discontinued Operations
Accounts receivable	$80,069	$63,229
Inventories, net	53,380	51,252
Prepaid and other current assets	17,289	10,263
Total current assets	150,738	124,744
Property, plant and equipment, net	34,536	31,935
Goodwill and intangible assets, net	182,725	238,657
Other assets and deferred charges	3,825	2,209
Total assets	$371,824	$397,545

Liabilities of Discontinued Operations
Accounts payable	$29,084	$22,613
Other current liabilities	30,553	34,592
Total current liabilities	59,637	57,205
Deferred income taxes	30,404	64,853
Other liabilities	42,144	86,900
Total liabilities	$132,185	$208,958

At June 30, 2013 and December 31, 2012, the assets and liabilities of discontinued operations relate primarily to the two businesses reclassified to held for sale in the fourth quarter of 2012, coupled with tax-related accruals and unrecognized benefits, as well as other accruals for compensation, legal, environmental, and warranty contingencies, none of which are individually significant, relating to businesses that were sold in prior years.

5. Inventories, net

	June 30, 2013	December 31, 2012
Raw materials	$403,374	$386,119
Work in progress	182,944	182,060
Finished goods	384,913	360,168
Subtotal	971,231	928,347
Less LIFO reserve	(54,014)	(55,506)
Total	$917,217	$872,841

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)

6. Property, Plant and Equipment, net

	June 30, 2013	December 31, 2012
Land	$64,748	$70,079
Buildings and improvements	589,630	605,448
Machinery, equipment and other	2,285,224	2,231,721
	2,939,602	2,907,248
Less accumulated depreciation	(1,801,957)	(1,740,196)
Total	$1,137,645	$1,167,052

7. Goodwill and Other Intangible Assets

The following table provides the changes in carrying value of goodwill by segment for the six months ended June 30, 2013:

	Communication Technologies	Energy	Engineered Systems	Printing & Identification	Total
Balance at December 31, 2012	$1,204,295	$760,637	$1,403,381	$746,337	$4,114,650
Acquisitions	—	272	17,696	1,176	19,144
Purchase price adjustments	—	(2,277)	(7,970)	—	(10,247)
Foreign currency translation	(4,221)	(5,521)	(6,370)	(1,090)	(17,202)
Balance at June 30, 2013	$1,200,074	$753,111	$1,406,737	$746,423	$4,106,345

During the six months ended June 30, 2013, the Company recorded adjustments totaling $10,247 to goodwill relating primarily to the finalization of the purchase price allocation to assets acquired and liabilities assumed for the 2012 acquisitions of Maag Pump Systems, Anthony International, and UPCO, Inc.

The following table provides the gross carrying value and accumulated amortization for each major class of intangible asset:

	June 30, 2013		December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Trademarks	$124,980	$30,494	$124,129	$25,364
Patents	187,728	111,850	180,427	105,369
Customer Intangibles	1,606,712	538,914	1,585,041	474,309
Unpatented Technologies	146,037	93,769	146,025	85,373
Drawings & Manuals	33,614	9,687	34,120	8,035
Distributor Relationships	72,514	33,548	72,514	31,650
Other	31,864	22,967	32,221	20,815
Total	2,203,449	841,229	2,174,477	750,915
Unamortized intangible assets:
Trademarks	201,786		201,858
Total intangible assets, net	$1,564,006		$1,625,420

Amortization expense totaled $46,370 and $39,043 for the three months ended June 30, 2013 and 2012, respectively. For the six months ended June 30, 2013 and 2012, amortization expense was $92,073 and $73,496, respectively.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)

8. Restructuring Activities

The following table details restructuring charges incurred by segment for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Communication Technologies	$9,518	$649	$12,832	$1,658
Energy	1,175	495	1,175	495
Engineered Systems	411	1,301	3,379	1,426
Printing & Identification	1,369	5,560	1,455	5,560
Total	$12,473	$8,005	$18,841	$9,139

These amounts are classified in the unaudited Condensed Consolidated Statements of Comprehensive Earnings as follows:

Cost of goods and services	$5,839	$738	$10,327	$986
Selling and administrative expenses	6,634	7,267	8,514	8,153
Total	$12,473	$8,005	$18,841	$9,139

The restructuring expenses of $12,473 and $18,841 incurred in the three and six months ended June 30, 2013, respectively, related to restructuring programs initiated in the first half of 2013 and during 2012. These programs are designed to better align the Company's operations with current market conditions through targeted facility consolidations, headcount reductions and other measures to further optimize operations. The Company expects full-year 2013 restructuring expenses of approximately $20,000 to $25,000 related to these programs. We expect the programs currently underway to be substantially completed in the next twelve to eighteen months.

The $12,473 of restructuring charges incurred during the quarter included the items as described below.

•
The Communication Technologies segment incurred restructuring charges of $9,518 relating to headcount reductions in connection with integration activities within its consumer electronics business, headcount reductions within its operations that serve the telecom infrastructure market to better reflect the current market dynamics and a facility consolidation in its capacitor business.

•	The Energy segment recorded $1,175 of restructuring charges relating to the loss on the sale of a building in connection with a facility consolidation within the production sector.

•
The Engineered Systems segment incurred net restructuring charges of $411, which included a gain on the sale of a building, in connection with a couple facility consolidations and related headcount reductions undertaken to optimize its cost structure.

•
The Printing & Identification segment incurred restructuring charges of $1,369 relating to exit plans at targeted facilities, which included certain adjustments and offsets to previously recorded reserves.

The following table details the Company’s severance and other restructuring accrual activity:

	Severance	Exit	Total
Balance at December 31, 2012	$5,160	$2,601	$7,761
Restructuring charges	15,880	2,961	18,841
Payments	(6,551)	(2,993)	(9,544)
Other, including foreign currency	(24)	(19)	(43)
Balance at June 30, 2013	$14,465	$2,550	$17,015

The accrual balance at June 30, 2013 primarily reflects restructuring plans initiated during the year, as well as ongoing lease commitment obligations for facilities closed in earlier periods.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)

9. Borrowings

Borrowings consist of the following:

	June 30, 2013	December 31, 2012
Short-term
Current portion of long-term debt	$3,581	$3,266
Commercial paper	662,200	607,500
	$665,781	$610,766

	June 30, 2013	December 31, 2012
Long-term
4.875% 10-year notes due October 15, 2015	$299,540	$299,441
5.45% 10-year notes due March 15, 2018	348,433	348,268
4.30% 10-year notes due March 1, 2021	449,800	449,787
6.60% 30-year notes due March 15, 2038	247,815	247,771
5.375% 30-year notes due March 1, 2041	345,591	345,511
6.65% 30-year debentures due June 1, 2028	199,466	199,448
5.375% 30-year debentures due October 15, 2035	296,446	296,367
Other	6,301	6,023
Total long-term debt	2,193,392	2,192,616
Less current installments	(3,581)	(3,266)
	$2,189,811	$2,189,350

The Company maintains a $1 billion unsecured revolving credit facility which expires on November 10, 2016.  The Company primarily uses this facility as liquidity back-up for its commercial paper program and has not drawn down any loans under the $1 billion facility and does not anticipate doing so. The Company generally uses commercial paper borrowings for general corporate purposes, funding of acquisitions and the repurchases of its common stock. Under the credit facility, the Company is required to maintain an interest coverage ratio of EBITDA to consolidated net interest expense of not less than 3.0 to 1.  The Company was in compliance with this covenant and its other long-term debt covenants at June 30, 2013, and it expects to remain in compliance with all of its debt covenants.

Interest expense and interest income for the three and six months ended June 30, 2013 and 2012 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Interest expense	$31,041	$31,473	$61,913	$63,111
Interest income	(761)	(1,758)	(1,389)	(3,365)
Interest expense, net	$30,280	$29,715	$60,524	$59,746

10. Financial Instruments

Derivatives

The Company is exposed to market risk for changes in foreign currency exchange rates due to the global nature of its operations and certain commodity risks. In order to manage this risk the Company has hedged portions of its forecasted sales and purchases, which occur within the next twelve months and are denominated in non-functional currencies, with currency forward or collar contracts designated as cash flow hedges. At June 30, 2013 and December 31, 2012, the Company had contracts with U.S. dollar equivalent notional amounts of $66,791 and $9,090, respectively, to exchange foreign currencies, principally the U.S. dollar, euro, pound sterling, Japanese yen, Chinese yuan and Malaysian ringgit. The Company believes it is probable that all forecasted cash flow transactions will occur.

In addition, the Company had outstanding contracts at June 30, 2013 with a total notional amount of $71,573 that are not designated as hedging instruments. These instruments are used to reduce the Company's exposure for operating receivables and payables that are denominated in non-functional currencies. The fair value of these contracts at June 30, 2013 was not significant.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)

The Company also has an outstanding floating-to-floating cross currency swap agreement for a total notional amount of $50,000 in exchange for CHF 65,100, which expires on October 15, 2015. This transaction continues to hedge a portion of the Company’s net investment in CHF-denominated operations. The agreement qualifies as a net investment hedge and the effective portion of the change in fair value is reported within the cumulative translation adjustment section of other comprehensive income. The fair values at June 30, 2013 and December 31, 2012 reflected losses of $19,831 and $22,681, respectively, due to the strengthening of the Swiss franc relative to the U.S. dollar over the term of the arrangement.

The following table sets forth the fair values of derivative instruments held by the Company as of June 30, 2013 and December 31, 2012 and the balance sheet lines in which they are recorded:

	Fair Value Asset (Liability)
	June 30, 2013	December 31, 2012	Balance Sheet Caption
Foreign currency forward / collar contracts	$1,057	$85	Prepaid / Other assets
Foreign currency forward / collar contracts	(272)	(799)	Other accrued expenses
Net investment hedge - cross currency swap	(19,831)	(22,681)	Other liabilities

The amount of gains or losses from hedging activity recorded in earnings is not significant and the amount of unrealized gains and losses from cash flow hedges which are expected to be reclassified to earnings in the next twelve months is not significant; therefore, additional tabular disclosures are not presented. There are no amounts excluded from the assessment of hedge effectiveness, and the Company's derivative instruments that are subject to credit risk contingent features were not significant.

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

The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2013 and December 31, 2012:

	June 30, 2013			December 31, 2012
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets:
Foreign currency cash flow hedges	$—	$1,057	$—	$—	$85	$—
Liabilities:
Foreign currency cash flow hedges	—	272	—	—	799	—
Net investment hedge derivative	—	19,831	—	—	22,681	—

In addition to fair value disclosure requirements related to financial instruments carried at fair value, accounting standards require interim disclosures regarding the fair value of all of the Company’s financial instruments.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)

The estimated fair value of long-term debt at June 30, 2013 and December 31, 2012 was $2,525,336 and $2,680,674, respectively, compared to the carrying value of $2,193,392 and $2,192,616, respectively. The estimated fair value of long-term debt is based on quoted market prices for similar instruments and is, therefore, classified as Level 2 within the valuation hierarchy.

The carrying values of cash and cash equivalents, trade receivables, accounts payable, and notes payable are reasonable estimates of their fair values as of June 30, 2013 and December 31, 2012 due to the short-term nature of these instruments.

11. Income Taxes

Effective tax rates for continuing operations were 7.3% and 15.9% for the three and six months ended June 30, 2013, respectively. These rates were impacted by net discrete items, principally the conclusion of certain U.S. federal tax audits, as well as certain state and international tax audits, and the effect of the American Tax Relief Act of 2012 signed into law on January 2, 2013, totaling $61,477 and $66,002 of favorable net discrete items for the three and six months ended June 30, 2013, respectively.

Effective tax rates for continuing operations were 27.0% and 27.6% for the three and six months ended June 30, 2012, respectively. Discrete items recognized during the 2012 three and six months periods totaled $372 and $1,982 of other unfavorable discrete items.

Excluding these discrete items, the comparable effective tax rates were 26.7% and 27.2% for the three and six months ended June 30, 2013, respectively and 26.8% and 27.3% for the comparable 2012 periods. The current year pre-discrete rates were favorably impacted by reinstatement of the U.S. Research and Experimentation tax credit.

Dover and its subsidiaries file tax returns in the U.S., including various state and local returns, and in other foreign jurisdictions.  We believe adequate provision has been made for all income tax uncertainties.  The Company is routinely audited by taxing authorities in its filing jurisdictions, and a number of these audits are currently underway.  We believe within the next twelve months that uncertain tax positions may be resolved and statutes of limitations will expire, which could result in a decrease in the gross amount of unrecognized tax benefits of approximately zero to $49 million, of which a portion will be reported as discontinued operations.

12. Equity Incentive Program

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

Stock-based compensation is reported within selling and administrative expenses in the accompanying unaudited Condensed Consolidated Statements of Comprehensive Earnings. The following table summarizes the Company’s compensation expense relating to all stock-based incentive plans:

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Pre-tax compensation expense	$7,955	$7,532	$16,303	$16,106
Tax benefit	(2,773)	(2,580)	(5,748)	(5,687)
Total stock-based compensation expense, net of tax	$5,182	$4,952	$10,555	$10,419

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

13. Commitments and Contingent Liabilities

Litigation

A few of the Company’s subsidiaries are involved in legal proceedings relating to the cleanup of waste disposal sites identified under federal and state statutes which provide for the allocation of such costs among “potentially responsible parties.” In each instance, the extent of the Company’s liability appears to be very small in relation to the total projected expenditures and the number of other “potentially responsible parties” involved and is anticipated to be immaterial to the Company. In addition, a few of the Company’s subsidiaries are involved in ongoing remedial activities at certain current and former plant sites, in cooperation with regulatory agencies, and appropriate reserves have been established. At June 30, 2013 and December 31, 2012, the Company has reserves totaling $30,056 and $28,875, respectively, for environmental and other matters that are probable and estimable, with the 2013 increase primarily attributed to environmental contingencies assumed in recent acquisitions.

The Company and certain of its subsidiaries are also parties to a number of other legal proceedings incidental to their businesses. These proceedings primarily involve claims by private parties alleging injury arising out of use of the Company’s products, exposure to hazardous substances, patent infringement, employment matters, and commercial disputes. Management and legal counsel, at least quarterly, review the probable outcome of such proceedings, the costs and expenses reasonably expected to be incurred and currently accrued to-date, and the availability and extent of insurance coverage. At June 30, 2013 and December 31, 2012, the Company has reserves totaling $1,007 and $1,158, respectively, for legal matters that are probable and estimable and not otherwise covered by insurance. While it is not possible at this time to predict the outcome of these legal actions, in the opinion of management, based on the aforementioned reviews, the Company is not currently involved in any legal proceedings which, individually or in the aggregate, could have a material effect on its financial position, results of operations, or cash flows.

Letters of Credit

As of June 30, 2013, the Company had approximately $126,006 outstanding in letters of credit and guarantees with financial institutions, which expire at various dates in the second half of 2013 through 2017. These letters of credit are primarily maintained as security for insurance, warranty and other performance obligations.

Warranty Accruals

Estimated warranty program claims are provided for at the time of sale. Amounts provided for are based on historical costs and adjusted new claims. The changes in the carrying amount of product warranties through June 30, 2013 and 2012 are as follows:

	2013	2012
Beginning Balance, January 1	$43,759	$37,739
Provision for warranties	27,206	24,270
Settlements made	(25,017)	(22,971)
Other adjustments, including acquisitions and currency translation	(1,479)	2,454
Ending balance, June 30	$44,469	$41,492

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

The following tables set forth the components of the Company’s net periodic expense relating to retirement and post-retirement benefit plans:

Retirement Plans

Qualified Defined Benefits

	Three Months Ended June 30,				Six Months Ended June 30,
	U.S. Plan		Non-U.S. Plans		U.S. Plan		Non-U.S. Plans
	2013	2012	2013	2012	2013	2012	2013	2012
Service Cost	$4,601	$3,601	$1,445	$1,031	$9,202	$7,202	$2,916	$2,068
Interest Cost	6,122	6,284	2,223	2,100	12,244	12,568	4,484	4,197
Expected return on plan assets	(9,952)	(9,745)	(2,350)	(1,898)	(19,905)	(19,490)	(4,743)	(3,788)
Amortization:
Prior service cost	256	263	28	29	513	526	57	59
Recognized actuarial loss	5,485	3,379	366	121	10,970	6,758	739	241
Transition obligation	—	—	(4)	(11)	—	—	(7)	(23)
Other	—	—	39	51	—	—	79	102
Net periodic expense	$6,512	$3,782	$1,747	$1,423	$13,024	$7,564	$3,525	$2,856

Non-Qualified Supplemental Benefits

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Service Cost	$1,679	$1,326	$3,358	$2,652
Interest Cost	1,774	1,979	3,547	3,958
Amortization:
Prior service cost	1,998	1,856	3,995	3,712
Recognized actuarial loss	42	35	84	70
Net periodic expense	$5,493	$5,196	$10,984	$10,392

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)

Post-Retirement Plans

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Service Cost	$59	$62	$117	$124
Interest Cost	131	148	262	296
Amortization:
Prior service cost	(104)	(104)	(208)	(208)
Recognized actuarial loss (gain)	34	(5)	68	(10)
Settlement gains	—	(1,493)	—	(1,493)
Net periodic expense	$120	$(1,392)	$239	$(1,291)

The total amount amortized out of accumulated other comprehensive income into net periodic benefit expense for the three and six months ended June 30, 2013 totaled $8,101 and $16,211, respectively.

15. Other Comprehensive Earnings

The amounts recognized in other comprehensive earnings were as follows:

	Three Months Ended			Three Months Ended
	June 30, 2013			June 30, 2012
	Pre-tax	Tax	Net of tax	Pre-tax	Tax	Net of tax
Foreign currency translation adjustments	$(2,468)	$28	$(2,440)	$(91,318)	$(1,074)	$(92,392)
Pension and other postretirement benefit plans	8,101	(2,769)	5,332	(1,849)	391	(1,458)
Changes in fair value of cash flow hedges	(307)	108	(199)	(378)	132	(246)
Other	377	(130)	247	524	(15)	509
Total other comprehensive earnings (loss)	$5,703	$(2,763)	$2,940	$(93,021)	$(566)	$(93,587)

	Six Months Ended			Six Months Ended
	June 30, 2013			June 30, 2012
	Pre-tax	Tax	Net of tax	Pre-tax	Tax	Net of tax
Foreign currency translation adjustments	$(38,292)	$(998)	$(39,290)	$(48,512)	$(370)	$(48,882)
Pension and other postretirement benefit plans	16,211	(5,607)	10,604	(6,316)	2,056	(4,260)
Changes in fair value of cash flow hedges	279	(97)	182	377	(132)	245
Other	187	(22)	165	578	(26)	552
Total other comprehensive (loss) earnings	$(21,615)	$(6,724)	$(28,339)	$(53,873)	$1,528	$(52,345)

Total comprehensive earnings were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net earnings	$330,049	$214,101	$540,052	$410,164
Other comprehensive earnings (loss)	2,940	(93,587)	(28,339)	(52,345)
Comprehensive earnings	$332,989	$120,514	$511,713	$357,819

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)

Amounts reclassified from accumulated other comprehensive earnings (loss) to earnings (loss) during the three and six months ended June 30, 2013 and 2012 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Pension & postretirement benefit plans: (1)
Amortization of actuarial losses	$5,923	$—	$11,854	$—
Amortization of prior service costs	2,178	—	4,357	—
Total before tax	8,101	—	16,211	—
Tax provision	(2,769)	—	(5,607)	—
Net of tax	$5,332	$—	$10,604	$—

Cash flow hedges:
Net losses (gains) reclassified into earnings	$136	$(28)	$136	$44
Tax (provision) benefit	(48)	10	(48)	(15)
Net of tax	$88	$(18)	$88	$29

(1)
In the third quarter of 2012, the Company began to reclassify the amortization of actuarial gains and losses and prior service costs from deferred compensation to accumulated other comprehensive income on a quarterly basis. Prior to that date, these amounts were reclassified on an annual basis.

The Company recognizes net periodic pension cost, which includes amortization of net actuarial losses and prior service costs, in both selling & administrative expenses and cost of goods and services, depending on the functional area of the underlying employees included in the plans.

Cash flow hedges consist mainly of foreign currency forward and commodity contracts. The Company recognizes the realized gains and losses on its cash flow hedges in the same line item as the hedged transaction, such as revenue, cost of goods and services, or selling & administrative expenses.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)

16. Segment Information

For management reporting and performance evaluation purposes, the Company categorizes its operating companies into four distinct reportable segments. Segment financial information and a reconciliation of segment results to consolidated results follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
REVENUE:
Communication Technologies	$401,477	$361,689	$774,267	$719,264
Energy	573,471	538,786	1,134,669	1,070,356
Engineered Systems	1,003,895	886,123	1,871,828	1,708,247
Printing & Identification	250,646	251,875	488,523	495,445
Intra-segment eliminations	(726)	(184)	(951)	(409)
Total consolidated revenue	$2,228,763	$2,038,289	$4,268,336	$3,992,903

EARNINGS FROM CONTINUING OPERATIONS:
Segment earnings:
Communication Technologies	$51,789	$50,322	$95,997	$96,878
Energy	132,926	133,936	272,471	266,051
Engineered Systems	165,440	133,808	282,618	255,900
Printing & Identification	35,967	28,918	65,719	55,007
Total segments	386,122	346,984	716,805	673,836
Corporate expense / other (1)	38,341	36,335	72,104	72,881
Net interest expense	30,280	29,715	60,524	59,746
Earnings from continuing operations before provision for income taxes and discontinued operations	317,501	280,934	584,177	541,209
Provision for taxes	23,149	75,778	92,836	149,644
Earnings from continuing operations	$294,352	$205,156	$491,341	$391,565

(1)
Certain expenses are maintained at the corporate level and not allocated to the segments. These expenses include executive and functional compensation costs, non-service pension costs, non-operating insurance expenses, and various administrative expenses relating to the corporate headquarters. The second quarter of 2013 includes one-time transaction costs associated with the Knowles spin off of $3,322.

17. Recent Accounting Standards

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

18. Share Repurchases

Share repurchases during the three and six months ended June 30, 2013 were as follows:

	Three Months Ended	Six Months Ended
	June 30, 2013	June 30, 2013
Shares repurchased in the open market	757,819	4,805,395
Shares repurchased from holders of employee stock options	—	5,951
Total shares repurchased	757,819	4,811,346
Average price paid per share	$78.09	$72.98

In May 2012, the Board of Directors renewed its standing authorization of the Company's share repurchase program, on terms consistent with its prior five-year authorization which expired at that time. This renewal authorizes the repurchase of up to 10,000,000 shares of the Company's common stock during the five-year period ending May 2017. The Company made no repurchases under this new authorization during the six months ended June 30, 2013. As of June 30, 2013, the approximate number of shares still available for repurchase under the May 2012 share repurchase authorization was 3,908,289.

In November 2012, the Board of Directors approved a $1 billion share repurchase program authorizing repurchases of the Company's common shares over the following 12 to 18 months. The Company repurchased 4,805,395 shares under this new program during 2013. As of June 30, 2013, the approximate dollar amount still available for repurchase under this share repurchase program was $399 million.

Treasury shares increased to 84,212,931 at June 30, 2013 from a balance of 79,401,585 at December 31, 2012.

19. Earnings per Share

The following table sets forth a reconciliation of the information used in computing basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Earnings from continuing operations	$294,352	$205,156	$491,341	$391,565
Earnings from discontinued operations, net	35,697	8,945	48,711	18,599
Net earnings	$330,049	$214,101	$540,052	$410,164

Basic earnings per common share:
Earnings from continuing operations	$1.72	$1.12	$2.85	$2.13
Earnings from discontinued operations, net	$0.21	$0.05	$0.28	$0.10
Net earnings	$1.93	$1.17	$3.13	$2.23

Weighted average shares outstanding	171,111,000	183,494,000	172,273,000	183,625,000

Diluted earnings per common share:
Earnings from continuing operations	$1.70	$1.10	$2.82	$2.10
Earnings from discontinued operations, net	$0.21	$0.05	$0.28	$0.10
Net earnings	$1.91	$1.15	$3.10	$2.20

Weighted average shares outstanding	173,097,000	185,780,000	174,325,000	186,171,000

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)

The following table is a reconciliation of the share amounts used in computing earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Weighted average shares outstanding - Basic	171,111,000	183,494,000	172,273,000	183,625,000
Dilutive effect of assumed exercise of employee stock options and SARs and vesting of performance shares	1,986,000	2,286,000	2,052,000	2,546,000
Weighted average shares outstanding - Diluted	173,097,000	185,780,000	174,325,000	186,171,000

Diluted per share amounts are computed using the weighted-average number of common shares and, if dilutive, potential common shares outstanding during the period.  Potential common shares consist of the incremental common shares issuable upon the exercise of stock options and SARs, and vesting of performance shares and restricted shares, as determined using the treasury stock method.  For the three months ended June 30, 2013 and 2012, the weighted average number of anti-dilutive potential common shares excluded from the calculation above totaled 1,590,000 and 3,135,000, respectively. For the six months ended June 30, 2013 and 2012, the weighted average number of anti-dilutive potential common shares excluded from the calculation above totaled 1,206,000 and 2,784,000, respectively.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Refer to the section below entitled “Special Notes Regarding Forward-Looking Statements” for a discussion of factors that could cause our actual results to differ from the forward-looking statements contained below and throughout this quarterly report.

Throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), we refer to measures used by management to evaluate performance, including a number of financial measures that are not defined under accounting principles generally accepted in the United States of America (U.S. GAAP).  These include organic revenue, organic revenue growth, free cash flow and adjusted working capital.  Organic revenue and organic growth refer to revenue and revenue growth excluding the impacts of foreign exchange, acquisitions and divestitures.  Free cash flow is operating cash flow less capital spending, while adjusted working capital refers to accounts receivable, plus inventory, less accounts payable.  We believe these measures provide investors with important information that is useful in understanding our business results and trends.  Reconciliations within this MD&A provide more details on the use and derivation of these measures.

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

The following table shows the percentage of total revenue and segment earnings generated by each of our four segments for the three months ended June 30, 2013 and 2012:

	Revenue		Segment Earnings
	Three Months Ended June 30,		Three Months Ended June 30,
	2013	2012	2013	2012
Communication Technologies	18.0%	17.7%	13.4%	14.5%
Energy	25.7%	26.4%	34.4%	38.6%
Engineered Systems	45.1%	43.5%	42.9%	38.6%
Printing & Identification	11.2%	12.4%	9.3%	8.3%

We generated solid results during the second quarter of 2013, with revenue of $2.2 billion, a 9.3% increase over the comparable prior year quarter. Earnings from continuing operations increased to $294.4 million, a 43.5% increase over the prior year quarter, and included $61.5 million of favorable net discrete tax items principally related to the conclusion of certain U.S. federal tax audits, as well as $3.3 million of one-time transaction costs. Excluding the favorable net discrete tax items and the one-time transaction costs, earnings from continuing operations for the three months ended June 30, 2013 were $236.2 million, representing a 15.1% increase over the prior year quarter.

The quarter’s revenue growth resulted from organic growth of approximately 5% and an increase of approximately 4% from acquisitions, slightly offset by a minor, unfavorable foreign exchange impact. Organic revenue growth was driven by the consumer electronics market within our Communication Technologies segment, broad-based growth in our Energy segment, and the refrigeration & food equipment and fluids markets within Engineered Systems. This growth was partially offset by strategic pricing initiatives for certain products, corresponding to product life cycle maturities, and reduced volumes in certain industrial end markets served by our Engineered Systems and Printing & Identification segments. Revenue for the six months ended June 30, 2013 increased $275.4 million, or 6.9%, from the comparable 2012 period reflecting organic revenue growth of 2% and acquisition-related growth of 5%, principally driven by the same factors as in the second quarter, slightly offset by a minor unfavorable impact from foreign currency translation. Geographically, our North American markets were modestly positive, and our China markets were strong. Our industrial markets remained soft within Europe, while growth in the Middle East, Latin America and Australia continued. The increase in earnings in the current year periods relative to 2012 is primarily the result of higher revenues and productivity initiatives, offset in part by higher costs to support the increased volume, including selling and administrative and research and development costs, as well as higher restructuring costs, as compared to the prior year periods.

Bookings increased 8.1% over the prior year quarter to $2.2 billion, representing broad-based growth resulting from relative strength in our refrigeration & food equipment, fluids, fast moving consumer goods, drilling, downstream and consumer electronics markets. Overall, the book-to-bill was in line with seasonal trends at approximately 0.99. Backlog remained steady at $1.6 billion.

On May 23, 2013, Dover announced that its Board of Directors had approved a plan to spin off certain businesses within its Communication Technologies segment into a standalone, publicly traded company. Upon completion of the spin off, Knowles Corporation ("Knowles") will be an independent, global technology company operating in the communication technologies space. The spin off is expected to allow Knowles to pursue a more aggressive growth strategy as a standalone company, focusing on its customers' distinct product and technology needs.

Dover anticipates that the transaction will be in the form of a distribution of 100% of the common stock of Knowles, which we expect to be tax-free to Dover and U.S. shareholders, pending receipt of a private letter ruling from the Internal Revenue Service (the "IRS"). Dover currently expects that the transaction will be completed in early 2014. One-time costs associated with the transaction are expected to be in the range of $60.0 to $70.0 million, of which $3.3 million has been incurred through June 30, 2013. Completion of the planned spin off is subject to final approval by Dover's Board of Directors, as well as other conditions such as the receipt of a favorable ruling from the IRS and the effectiveness of a registration statement to be filed with the Securities and Exchange Commission. The results of operations, financial condition and cash flows for the businesses to be included in the spin off are, and will continue to be, presented within Dover's consolidated financial statements as continuing operations within the Communication Technologies segment, until the spin off becomes effective, upon which the financial presentation of these businesses will be included within Dover's discontinued operations. Dover intends to continue to execute its long-term strategy and commitment to support organic growth and value-added strategic acquisitions by focusing on its key industrial growth spaces, namely, energy, refrigeration & food equipment, fluids, and printing & identification.

In summary, we expect our 2013 full-year organic growth to be approximately 3% to 5% complemented by acquisition-related growth of approximately 4%, resulting in revenue growth of 7% to 9%.  Based on these revenue assumptions and our solid second quarter, Dover is increasing the low end of our prior diluted earnings per share from continuing operations range.  Dover is also adjusting the range for discrete tax benefits of $0.38 earnings per share year to date, and incurred spin off costs of $0.02.  In total, Dover now expects 2013 diluted earnings per share from continuing operations to be in the range of $5.56 to $5.71, as compared to its prior range of $5.05 to $5.35.  Dover's revised range does not include any prospective costs related to its proposed spin off of Knowles.  If global or domestic economic conditions accelerate or deteriorate, our operating results for 2013 could be materially different than currently projected.

RESULTS OF OPERATIONS

As discussed in Note 4 to the unaudited Condensed Consolidated Financial Statements, we reclassified certain businesses in the Printing & Identification segment to discontinued operations based on our decision to divest these businesses. The results of operations of these businesses have been removed from the results of continuing operations and are presented within results of discontinued operations for all periods presented.

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in thousands, except per share figures)	2013	2012	% Change	2013	2012	% Change
Revenue	$2,228,763	$2,038,289	9.3%	$4,268,336	$3,992,903	6.9%
Cost of goods and services	1,372,811	1,261,187	8.9%	2,635,762	2,469,721	6.7%
Gross profit	855,952	777,102	10.1%	1,632,574	1,523,182	7.2%
Gross profit margin	38.4%	38.1%	0.3	38.2%	38.1%	0.1

Selling and administrative expenses	505,628	466,089	8.5%	990,049	920,078	7.6%
Selling and administrative as a percent of revenue	22.7%	22.9%	(0.2)	23.2%	23.0%	0.2

Interest expense, net	30,280	29,715	1.9%	60,524	59,746	1.3%
Other expense (income), net	2,543	364	nm	(2,176)	2,149	nm

Provision for income taxes	23,149	75,778	(69.5)%	92,836	149,644	(38.0)%
Effective tax rate	7.3%	27.0%	(19.7)	15.9%	27.6%	(11.7)

Earnings from continuing operations	294,352	205,156	43.5%	491,341	391,565	25.5%

Earnings from discontinued operations, net	35,697	8,945	nm	48,711	18,599	nm

Earnings from continuing operations per common share - diluted	$1.70	$1.10	54.5%	$2.82	$2.10	34.3%

Revenue

We generated solid results during the second quarter of 2013, with revenue of $2.2 billion, a 9.3% increase over the comparable prior year quarter. The quarter’s revenue growth resulted from organic growth of approximately 5% and an increase of approximately 4% from acquisitions, slightly offset by a minor, unfavorable foreign exchange impact. Organic revenue growth was driven by the consumer electronics market within our Communication Technologies segment, broad-based growth in our Energy segment, and the refrigeration & food equipment and fluids markets within Engineered Systems. This growth was partially offset by strategic pricing initiatives for certain products, corresponding to product life cycle maturities, and reduced volumes in certain industrial end markets served by our Engineered Systems and Printing & Identification segments.

Revenue for the six months ended June 30, 2013 increased $275.4 million, or 6.9%, from the comparable 2012 period reflecting organic revenue growth of 2% and acquisition-related growth of 5%, principally driven by the same factors as in the second quarter, slightly offset by a minor unfavorable impact from foreign currency translation.

Gross Profit

Gross profit for the second quarter of 2013 increased $78.9 million, or 10.1%, compared to the prior year reflecting increased sales volumes, as well as pricing and productivity initiatives. Gross profit margin as a percentage of revenue increased 30 basis points as a result of operating leverage, certain productivity initiatives and the benefits of prior restructuring, partially offset by the impact of business mix and higher restructuring costs, particularly in our Communication Technologies segment.

For the six months ended June 30, 2013, gross profit increased $109.4 million, or 7.2%, compared to the prior year. Gross profit margin as a percentage of revenue increased slightly, attributed to the same factors that impacted the second quarter of 2013.

Selling and Administrative Expenses

Selling and administrative expenses increased $39.5 million compared to the prior year quarter, attributed mainly to increases to support higher volumes and growth initiatives for our high-demand markets. Selling and administrative expenses for the six months ended June 30, 2013 increased $70.0 million as compared to the prior year, as a result of the same drivers for the quarter over quarter comparison, as well as higher amortization expense resulting from recent acquisitions. As a percentage of revenue, selling and administrative expenses did not fluctuate significantly when compared to the prior year periods.

Non-Operating Items

For the three months ended June 30, 2013, other expense (income) netted to expense of $2.5 million.  This amount included $4.4 million in net foreign exchange losses resulting from the remeasurement and settlement of foreign currency denominated balances, partially offset by $1.9 million of income, the majority of which related to an insurance settlement for property damage recorded within our Engineered Systems segment.

For the six months ended June 30, 2013, other expense(income) netted to income of $2.2 million, including net foreign exchange losses of $0.6 million, which were more than offset by other income of $2.8 million, the majority of which related to the combination of the aforementioned insurance settlement and legal damages awarded in the first quarter.

Income Taxes

Effective tax rates for continuing operations for the three and six months ended June 30, 2013 were 7.3% and 15.9%, respectively, as compared to 27.0% and 27.6% for the prior year periods. The current year rates were impacted by $66.0 million of favorable net discrete items, of which $61.5 million was recorded in the second quarter of 2013, principally related to the conclusion of certain U.S. federal tax audits, as well as certain state and international tax audits, and the effect of the American Tax Relief Act of 2012 signed into law on January 2, 2013. The prior year effective tax rates were not significantly impacted by unfavorable net discrete items totaling $2.0 million year to date. Excluding the discrete items, the effective tax rates were 26.7% and 27.2% for the three and six months ended June 30, 2013, respectively, as compared to 26.8.% and 27.3% for the prior year periods. The current year pre-discrete rates were favorably impacted by reinstatement of the U.S. Research and Experimentation tax credit.

Dover and its subsidiaries file tax returns in the U.S., including various state and local returns, and in other foreign jurisdictions.  We believe adequate provision has been made for all income tax uncertainties.  The Company is routinely audited by taxing authorities in its filing jurisdictions, and a number of these audits are currently underway.  We believe within the next twelve months that uncertain tax positions may be resolved and statutes of limitations will expire, which could result in a decrease in the gross amount of unrecognized tax benefits of approximately zero to $49 million, of which a portion will be reported as discontinued operations.

Income from Continuing Operations

For the three months ended June 30, 2013, earnings from continuing operations increased 43.5% to $294.4 million, or $1.70 diluted earnings per share, compared to $205.2 million, or $1.10 diluted earnings per share. Earnings from continuing operations for the six months ended June 30, 2013 increased 25.5% to $491.3 million, or $2.82 diluted earnings per share, compared to $391.6 million, or $2.10 diluted earnings per share for the six months ended June 30, 2012. The increase in earnings from continuing operations in the current year is primarily the result of higher revenues and benefits from productivity initiatives and operating leverage, offset in part by higher acquisition-related expenses and increased restructuring charges. The increase in diluted earnings per share reflects the increase in earnings, as well as the impact of lower weighted average shares outstanding for the current year relative to the prior year. As discussed in the "Financial Condition" section, we have repurchased incrementally more common shares in 2013.

Discontinued Operations

Management evaluates Dover’s businesses periodically for their strategic fit within Dover’s operations. Accordingly, in the fourth quarter of 2012, we announced our intent to divest Everett Charles Technologies ("ECT") and DEK International, two non-core businesses serving the electronic assembly and test markets. The results of operations and cash flows of these businesses are reflected within discontinued operations for both periods presented herein, as well various expense and accrual adjustments relating to other discontinued operations.

Earnings from discontinued operations, net, for the three and six months ended June 30, 2013 were $35.7 million and $48.7 million, or diluted earnings per share of $0.21 and $0.28, respectively, and reflect net earnings from operations generated by those businesses discontinued in 2012, as well as various expense and accrual adjustments relating to other discontinued operations. The tax benefit for the three and six months ended June 30, 2013 includes $42.7 million and $52.5 million, respectively, of discrete tax benefits principally related to the conclusion of certain federal, state and international tax audits. These results were offset by an after-tax goodwill impairment charge of $44.2 million recorded in the second quarter of 2013 in connection with the anticipated sale of our electronic test and assembly businesses. This charge was a write-down of the carrying value of these business to fair value, based on the current estimated sales price. The Company expects to complete the sale of these businesses in the second half of 2013. In addition, we recorded a $25.5 million tax benefit during the quarter. See Note 4 to the Unaudited Condensed Consolidated Financial Statements.

Earnings from discontinued operations,net, for the three and six months ended June 30, 2012 were $8.9 million and $18.6 million, or diluted earnings per share of $0.05 and $0.10, respectively, and primarily reflect net earnings from operations of DEK and ECT, as well as $1.9 million of other favorable discrete items.

Restructuring Activities

The restructuring expenses of $12.5 and $18.8 million incurred in the three and six months ended June 30, 2013, respectively, related to restructuring programs initiated in the first half of 2013 and during 2012. These programs are designed to better align the Company's operations with current market conditions through targeted facility consolidations, headcount reductions and other measures to further optimize operations. The Company expects full-year 2013 restructuring expenses of approximately $20.0 to $25.0 million related to these programs. We expect the programs currently underway to be substantially completed in the next twelve to eighteen months.

The $12.5 million of restructuring charges incurred during the quarter included the items as described below.

•
The Communication Technologies segment incurred restructuring charges of $9.5 million relating to headcount reductions in connection with integration activities within its consumer electronics business, headcount reductions within its operations that serve the telecom infrastructure market to better reflect the current market dynamics and a facility consolidation in its capacitor business.

•	The Energy segment recorded $1.2 million of restructuring charges relating to the loss on the sale of a building in connection with a facility consolidation within the Production sector.

•
The Engineered Systems segment incurred net restructuring charges of $0.4 million, which included a gain on the sale of a building, in connection with a couple facility consolidations and related headcount reductions undertaken to optimize its cost structure.

•
The Printing & Identification segment incurred restructuring charges of $1.4 million relating to exit plans at targeted facilities, which included certain adjustments and offsets to previously recorded reserves.

Restructuring charges for the three and six months ended June 30, 2012 of $8.0 and $9.1 million, respectively, resulted from a few targeted facility consolidations. See Note 8 to our Condensed Consolidated Financial Statements for additional information related to our restructuring programs.

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

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in thousands)	2013	2012	% Change	2013	2012	% Change
Revenue:
Consumer Electronics	$195,596	$154,266	26.8%	$369,633	$315,347	17.2%
Medical Technology	60,277	61,116	(1.4)%	122,375	120,759	1.3%
Aerospace/Defense	105,959	106,813	(0.8)%	205,552	206,936	(0.7)%
Telecom/Other	39,645	39,494	0.4%	76,707	76,222	0.6%
Total	$401,477	$361,689	11.0%	$774,267	$719,264	7.6%

Segment earnings	$51,789	$50,322	2.9%	$95,997	$96,878	(0.9)%
Operating margin	12.9%	13.9%		12.4%	13.5%

Segment EBITDA	$89,508	$83,150	7.6%	$169,217	$161,219	5.0%
Segment EBITDA margin	22.3%	23.0%		21.9%	22.4%

Other measures:
Depreciation and amortization	$37,719	$32,828	14.9%	$73,220	$64,341	13.8%
Bookings	422,293	387,058	9.1%	801,415	734,349	9.1%
Backlog				480,426	476,745	0.8%

Components of revenue growth:			Q2 2013 vs. Q2 2012			YTD 2013 vs. 2012
Organic growth			11.0%			7.6%
Acquisitions			—%			—%
Foreign currency translation			—%			—%
			11.0%			7.6%

Second Quarter 2013 Compared to the Second Quarter 2012

Revenue generated by our Communication Technologies segment in the second quarter of 2013 increased by $39.8 million, or 11.0%, compared to the same period of 2012. The increase in revenue resulted primarily from increased MEMs microphone volumes stemming from new OEM product introductions, particularly at Samsung, and overall smart phone market growth. The 2013 revenue increase was partially offset by strategic pricing initiatives for certain of our products, corresponding to product life cycle maturities, and reduced volumes in certain end markets.

•
Our revenue in the consumer electronics market (representing 49% of 2013 second quarter segment revenue) increased $41.3 million, or 26.8%, due to strong demand for components, especially microphones, serving the smart phone market, including the continued trend for multi-microphone product offerings. The revenue growth for new product launches included a changing mix among key OEM customers. Overall, we expect continued year-over-year revenue growth through the remainder of the year for our acoustic products serving the consumer electronics market.

•
Our medical technology revenue (15% of 2013 second quarter segment revenue) decreased by $0.8 million, or 1.4%, due to marginally weaker hearing health activity, including inventory corrections at a couple of key customers, partially offset by improved demand in Asia for medical connector products.

•
Revenue derived from our aerospace/defense market (26% of 2013 second quarter segment revenue) decreased by $0.8 million mainly due to weakness in the domestic defense market resulting from governmental funding uncertainties, offset in part by the continued increase in build rates of commercial aircraft driving demand in the aerospace market.

•
Revenue derived from our telecom/other market in the second quarter of 2013 (10% of 2013 second quarter segment revenue) was essentially unchanged from the comparable prior year period, with continued indications that the sluggish telecom market may start to gradually improve as mobile carriers migrate to the next generation of wireless infrastructure.

Communication Technologies second quarter 2013 earnings increased $1.5 million, or 2.9%, compared to the same period of 2012; however, operating margin decreased 100 basis points.  The decrease in operating margin was mainly due to higher restructuring charges ($8.9 million), as well as higher depreciation expense ($4.9 million) relating to recent capital investments to support the growth in the handset market. These factors more than offset benefits from productivity initiatives and the leverage from higher MEMs volumes. Excluding the incremental restructuring charges of $8.9 million, which primarily related to cost reduction actions in our European handset and telecom businesses, operating margin increased by 120 basis points.

Bookings for the quarter ended June 30, 2013 increased $35.2 million, or 9.1%, compared to the same period of 2012, reflecting strength in our consumer electronics and commercial aerospace markets. Backlog remained consistent with the prior year period.

Six Months Ended June 30, 2013 Compared to the Six Months Ended June 30, 2012

Revenue generated by our Communication Technologies segment for the six months ended June 30, 2013 increased by $55.0 million or 7.6% compared to the 2012 period, with the revenue growth dominated by increased microelectronic mechanical (“MEMs”) microphone volumes stemming from new OEM product introductions and overall smartphone market growth.

Earnings for the six months ended June 30, 2013 decreased $0.9 million compared to the same period in 2012, while operating margin declined 110 basis points.  The earnings and margin declines mainly resulted from higher restructuring costs ($11.2 million), higher depreciation and amortization expense ($8.9 million), increased R&D investment and higher legal spending, which combined to more than offset benefits from productivity initiatives and leverage on higher MEMs volume. Excluding restructuring charges, operating margin increased by 40 basis points.

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

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in thousands)	2013	2012	% Change	2013	2012	% Change
Revenue:
Drilling	$107,985	$104,648	3.2%	$212,519	$219,913	(3.4)%
Production	307,362	290,485	5.8%	617,852	567,685	8.8%
Downstream	158,124	143,653	10.1%	304,298	282,758	7.6%
Total	$573,471	$538,786	6.4%	$1,134,669	$1,070,356	6.0%

Segment earnings	$132,926	$133,936	(0.8)%	$272,471	$266,051	2.4%
Operating margin	23.2%	24.9%		24.0%	24.9%

Segment EBITDA	159,525	157,469	1.3%	$325,368	$310,768	4.7%
Segment EBITDA margin	27.8%	29.2%		28.7%	29.0%

Other measures:
Depreciation and amortization	$26,599	$23,533	13.0%	$52,897	$44,717	18.3%
Bookings	525,612	530,352	(0.9)%	1,146,252	1,116,127	2.7%
Backlog				255,544	282,364	(9.5)%

Components of revenue growth:			Q2 2013 vs. Q2 2012			YTD 2013 vs. 2012
Organic growth			4.5%			2.4%
Acquisitions			2.3%			3.9%
Foreign currency translation			(0.4)%			(0.3)%
			6.4%			6.0%

Second Quarter 2013 Compared to the Second Quarter 2012

Our Energy Segment revenue for the quarter increased 6.4% over the prior year due to organic growth of 4.5%, as well acquisition-related growth of 2.3% related to the Production Control Services and UPCO, Inc. acquisitions that occurred in the second and fourth quarters of 2012, respectively. Overall growth was slightly offset by the unfavorable impact of foreign currency translation.

•
Production revenue (equaling 54% of segment revenue) increased 5.8%, with 4% from acquisition-related growth and 2% due to organic growth. Organic growth resulted from strong international growth, offset in part by softer demand for winch products for the energy and recovery markets.

•
Downstream revenue (representing 27% of segment revenue) increased 10.1% due to stronger demand for loading equipment for the rail and chemical/industrial markets, fuel delivery systems and increased sales for bearing products for power generation markets.

•
Drilling revenue (representing 19% of segment revenue) increased 3.2% compared to the prior year due to market share growth and higher international sales, partially offset by a prior year project that did not repeat. Our revenues in the drilling sector, and to a lesser extent in the production sector, are impacted by changes in the number of active North American drilling rigs. In the second quarter of 2013, the average North American drilling rig count was 1,916, down approximately 11% from prior year due to a decrease in gas rigs.

Energy earnings decreased $1.0 million, or 0.8%, over the prior year due to product mix in drilling and costs associated with international growth initiatives, partially offset by increased volume. Operating margin declined 170 basis points due to product mix, product development costs, investments for international expansion and foreign currency exchange rate losses, partially offset by the leveraging of higher volume.

Bookings for the second quarter decreased 0.9% from prior year due to the impact of severe weather in Canada and softer industrial winch markets in the Production sector, partially offset by higher Downstream and Drilling activity.

Six Months Ended June 30, 2013 Compared to the Six Months Ended June 30, 2012

Revenue generated by our Energy segment for the six months ended June 30, 2013 increased $64.3 million, or 6.0%, due to strong international growth in the Production sector and strong demand in the Downstream sector for loading equipment, fuel delivery systems and bearing products, partially offset by lower demand for Drilling products and winch products. Acquisitions made in 2012 generated revenue growth of 3.9%, and foreign currency translation had a minimal impact.

Earnings for the six months ended June 30, 2013 increased $6.4 million, or 2.4%, due to higher volume, partially offset by an unfavorable product mix. Margins decreased 90 basis points due to an unfavorable product mix, partially offset by the leveraging of higher volume.

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

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in thousands)	2013	2012	% Change	2013	2012	% Change
Revenue:
Refrigeration & Industrial
Refrigeration & Food Equipment	$459,265	$363,542	26.3%	$822,076	$695,674	18.2%
Other Industrial	318,131	310,959	2.3%	619,614	621,040	(0.2)%
	777,396	674,501	15.3%	1,441,690	1,316,714	9.5%

Fluid Solutions Platform	226,882	211,974	7.0%	430,873	392,338	9.8%
Eliminations	(383)	(352)		(735)	(805)
	$1,003,895	$886,123	13.3%	$1,871,828	$1,708,247	9.6%

Segment earnings	$165,440	$133,808	23.6%	$282,618	$255,900	10.4%
Operating margin	16.5%	15.1%		15.1%	15.0%

Segment EBITDA	197,722	157,721	25.4%	$346,451	$299,395	15.7%
Segment EBITDA margin	19.7%	17.8%		18.5%	17.5%

Other measures:
Depreciation and amortization	$32,282	$23,913	35.0%	$63,833	$43,495	46.8%

Bookings
Refrigeration & Industrial	$784,904	$666,223	17.8%	$1,539,930	$1,378,134	11.7%
Fluid Solutions	213,359	204,139	4.5%	437,123	388,850	12.4%
Eliminations	(432)	(376)		(805)	(784)
	$997,831	$869,986	14.7%	$1,976,248	$1,766,200	11.9%

Backlog
Refrigeration & Industrial				$597,838	$586,824	1.9%
Fluid Solutions				184,142	172,300	6.9%
Eliminations				(227)	(155)
				$781,753	$758,969	3.0%

Components of revenue growth:			Q2 2013 vs. Q2 2012			YTD 2013 vs. 2012
Organic growth			4.4%			(0.1)%
Acquisitions			8.8%			9.6%
Foreign currency translation			0.1%			0.1%
			13.3%			9.6%

Second Quarter 2013 Compared to the Second Quarter 2012

Engineered Systems revenue for the second quarter of 2013 increased $117.8 million, or 13.3%, driven by an 8.8% increase from recent acquisitions and organic growth of 4.4%.

•
Revenue of our Refrigeration & Industrial platform, which serves our refrigeration and food equipment, waste and recycling, and other industrial end-markets, increased $102.9 million, or 15.3%, with organic growth of approximately 4%.

•
Revenue from refrigeration and food equipment (representing 46% of 2013 second quarter segment revenue) increased 26% over the comparable prior year quarter. Recent acquisitions, increased demand for foodservice equipment through dealer and direct channels and increased demand for beverage can-making equipment drove the revenue increase as compared to the prior year. The increase was partially offset by the impact of reduced shipments to a key retail customer on a specific project in the refrigeration market.

•
Performance by our businesses serving the waste and recycling and other industrial markets (32% of 2013 second quarter segment revenue) increased 2% over the comparable prior year quarter. The increase was driven by the favorable impact of a recent acquisition, higher demand for waste equipment by large regional haulers, and increased demand in markets serving vehicle service businesses offset by lower demand for equipment serving the mining, utilities, powersports, truck, and industrial automation machinery sectors.

•
Revenue of our Fluid Solutions platform (22% of 2013 first quarter segment revenue) increased by 7% reflecting the favorable impact of a recent acquisition and strength in our long-cycle pump business.

Engineered Systems earnings increased $31.6 million, or 23.6%, due to higher volume, favorable net material cost, and productivity improvements, partially offset by increased acquisition-related costs.  Operating margin increased 140 basis points due to favorable net material cost, favorable pricing, and productivity savings, partially offset by acquisition-related costs. Engineered Systems incurred non-recurring charges during the second quarter of 2013 that resulted in a net loss of $1.0 million. These charges included a gain on insurance settlement of $1.3 million, which was more than offset by other miscellaneous non-recurring items, none of which were individually significant.

Bookings for the second quarter of 2013 increased 14.7% over the prior year period due to higher pump equipment, refrigeration & foodservice equipment and waste and recycling equipment orders. Backlog at June 30, 2013 increased 3.0% as compared to the prior year period.

Six Months Ended June 30, 2013 Compared to the Six Months Ended June 30, 2012

Engineered Systems revenue for the six months ended June 30, 2013 increased $163.6 million, or 9.6%, driven by acquisition growth. The revenue trends for the six month period were relatively consistent in each of its end markets to those outlined for the quarter. However, year over year revenue growth in each end market strengthened in the second quarter relative to the first quarter, due in part to seasonal demand in the refrigeration and food equipment markets.

Earnings for the six months ended June 30, 2013 increased $26.7 million, or 10.4%, compared to the 2012 period, on the strength of increased volume, favorable net material cost, and productivity improvements. Operating margin increased 10 basis points compared to the prior year period, as favorable net material cost, favorable pricing, and productivity savings more than offset acquisition-related costs.

Printing & Identification

Our Printing & Identification segment is a worldwide supplier of precision marking and coding, dispensing, printing, soldering, coating, inspection and testing equipment and related consumables and services.  The segment serves two broad global end- markets:   Fast Moving Consumer Goods ("FMCG") and Industrial.

	Three Months Ended June 30,				Six Months Ended June 30,
(dollars in thousands)	2013	2012		% Change	2013	2012	% Change
Revenue:
Fast Moving Consumer Goods	$149,109	$147,955		0.8%	$294,495	$290,645	1.3%
Industrial	101,537	103,920		(2.3)%	194,028	204,800	(5.3)%
Total	$250,646	$251,875		(0.5)%	$488,523	$495,445	(1.4)%

Segment earnings	$35,967	$28,918		24.4%	$65,719	$55,007	19.5%
Operating margin	14.3%	11.5%			13.5%	11.1%

Segment EBITDA	43,573	37,414		16.5%	$80,955	$71,834	12.7%
Segment EBITDA margin	17.4%	14.9%			16.6%	14.5%

Other measures:
Depreciation and amortization	$7,606	$8,496		(10.5)%	$15,236	$16,827	(9.5)%
Bookings	259,282	251,733		3.0%	496,499	501,506	(1.0)%
Backlog			—		103,864	98,216	5.8%

Components of revenue growth:				Q2 2013 vs. Q2 2012			YTD 2013 vs. 2012
Organic growth				(0.1)%			(0.8)%
Acquisitions				—%			—%
Foreign currency translation				(0.4)%			(0.6)%
				(0.5)%			(1.4)%

Second Quarter 2013 Compared to the Second Quarter 2012

Printing & Identification segment revenue decreased $1.2 million, or 0.5%, compared to the second quarter of 2012 primarily due to an unfavorable foreign currency impact. Excluding the impact of foreign currency, segment sales were comparable to last period. Growth in our FMCG end markets offset continued softness in industrial end markets.

•
FMCG revenue (representing 59% of 2013 second quarter segment revenue) grew $1.8 million or 1.2% as compared to the prior year quarter, excluding a 0.4% unfavorable impact from foreign currency, with China and South American markets providing revenue growth momentum offsetting continued softness in Europe.

•
Industrial revenue (41% of 2013 second quarter segment revenue) decreased $2.0 million, or 1.9% compared with the prior year quarter, excluding a 0.4% unfavorable impact from foreign currency, due to continued soft European markets and a softer bar code printing business.

Printing & Identification segment earnings increased $7.0 million, or 24.4%, for the three months ended June 30, 2013 compared to 2012, resulting in an operating margin increase of 280 basis points. The earnings increase is primarily attributed to lower restructuring costs and related benefits year over year, as well as ongoing productivity improvements.

Second quarter of 2013 bookings increased 3.0%, and backlog increased 5.8%, from the prior year comparable quarter principally due to the increase in FMCG demand.

Six Months Ended June 30, 2013 Compared to the Six Months Ended June 30, 2012

Printing & Identification segment revenue for the six months ended June 30, 2013 decreased $6.9 million, or 1.4%, compared to the prior year period due to a 0.8% decrease in organic revenue growth driven by lower industrial end market revenue, as well as an unfavorable impact from foreign currency of 0.6%.

The FMCG end markets continue to drive revenue growth in the segment, generating an increase of 1.9%, excluding an unfavorable foreign currency movement of 0.6% year over year. The increase in FMCG was offset by a contraction in our industrial end markets of 4.6%, excluding a 0.7% unfavorable foreign currency impact for the year to date period.

Printing & Identification segment earnings increased $10.7 million, or 19.5%, for the six months ended June 30, 2013 compared to 2012, resulting in an operating margin increase of 240 basis points. Excluding the impact of incremental restructuring charges, which were $4.1 million higher in the prior year period, segment earnings increased over $6 million, or 10.9%, over the comparable 2012 year to date period. The increase is attributed to the savings from the restructuring actions taken in 2012 and on-going productivity improvements, which more than offset the impact of overall year over year revenue contraction in our industrial end markets.

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

Cash Flow Summary

The following table is derived from our unaudited Condensed Consolidated Statement of Cash Flows:

	Six Months Ended June 30,
Cash Flows from Continuing Operations (in thousands)	2013	2012
Net Cash Flows Provided By (Used In):
Operating activities	$383,055	$404,688
Investing activities	(153,233)	(509,896)
Financing activities	(411,356)	(295,415)

Operating Activities

Cash provided by operating activities for the six months ended June 30, 2013 decreased approximately $21.6 million compared to the comparable period in 2012, driven by several factors, including an increase in relative working capital and higher long-term and annual incentive compensation payouts.

Adjusted Working Capital

Adjusted working capital (a non-GAAP measure calculated as accounts receivable, plus inventory, less accounts payable) increased from December 31, 2012 by $204.6 million, or 14.1%, to $1.7 billion, which reflected an increase in receivables and inventories of $172.9 million and $44.4 million, respectively, generally due to a higher sales volume, partially offset by an increase in accounts payable of $12.7 million.  Excluding acquisitions and the effects of foreign exchange translation, adjusted working capital increased by $198.6 million, or 13.7%.

Investing Activities

Cash used in investing activities generally results from cash outflows for capital expenditures and acquisitions, partially offset by proceeds from sales of short term investments, businesses and property, plant and equipment.  For the six months ended June 30, 2013, we used cash in investing activities of $153.2 million as compared to $509.9 million for the same period of 2012, driven mainly by the following factors:

•
Acquisitions. During 2013, we deployed $69 million to acquire several businesses across our segments. In the prior year, we used $399.3 million to acquire three businesses, including $282 million for Maag Pump Systems, a European acquisition for our fluid solutions platform within our Engineered Systems segment. Cash paid for acquisitions in 2012 is net of $45 million received as final payment for settlement of purchase price adjustments for post-acquisition contingencies relating to the 2011 Sound Solutions acquisition. We also had restricted cash of approximately $16 million of cash collateral to secure Maag's outstanding bank guarantees at the date of acquisition.

•
Capital spending. Our capital expenditures decreased $40.6 million for the first half of 2013 as compared to the same period in the prior year. The prior year reflected capacity expansions within our high-growth businesses to support initiatives in the handset market, as well as the energy and fluid solutions end markets. We expect full year 2013 capital expenditures to approximate 3.0% of revenue.

We anticipate that capital expenditures and any acquisitions we make through the remainder of 2013 will be funded from available cash and internally generated funds and, if necessary, through the issuance of commercial paper, use of established lines of credit or public debt or equity markets.

Financing Activities

Our cash flow from financing activities generally relates to a use of cash for purchase of our common stock and payment of dividends, offset by net borrowing activity and proceeds from exercise of stock options.  For the six months ended June 30, 2013 and 2012, we used cash totaling $411.4 million and $295.4 million, respectively, for financing activities, with the activity primarily attributable to the following:

•
Treasury purchases. In November 2012, Dover's Board of Directors approved an additional $1 billion stock repurchase program to drive additional shareholder value. We used $351.1 million to repurchase common stock in the 2013 period, $152.2 million more than was used in the comparable period of 2012. As of June 30, 2013, the approximate dollar amount still available for repurchase under the November 2012 share repurchase program was $399.3 million.

•
Notes payable and long-term debt. In the 2013 period, we issued approximately $92 million of commercial paper and other borrowings, of which $36.9 million was paid during the second quarter. The Company generally uses commercial paper borrowings for general corporate purposes, as well as the funding of acquisitions and the repurchase of its common stock. The long-term debt account has remained relatively stable in the current and prior periods.

•	Proceeds from the exercise of stock options. We received $14.4 million less in proceeds from employee exercises of stock options in the 2013 period as compared to 2012.

•	Dividend payments. We paid $4.5 million more in dividends to common shareholders in the first half of 2013 compared to the prior year period.
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

The following table reconciles our free cash flow to cash flow provided by operating activities:

	Six Months Ended June 30,
Free Cash Flow (dollars in thousands)	2013	2012
Cash flow provided by operating activities	$383,055	$404,688
Less: Capital expenditures	(100,437)	(141,007)
Free cash flow	$282,618	$263,681
Free cash flow as a percentage of revenue	6.6%	6.6%

For the six months ended June 30, 2013, we generated free cash flow of $282.6 million, representing 6.6% of revenue and 57.5% of net earnings from continuing operations, while continuing to make investments necessary to support our growth. Free cash flow generated during the period reflects typical seasonality.  The free cash flow generated in the first half of 2013 is $18.9 million higher than the amount generated in the comparable 2012 period, mainly due to a decline in capital spending, partially offset by a decrease in cash flow provided by operating activities driven by an increase in working capital as compared to the prior year period. We expect to generate free cash flow for the year of approximately 10% of revenues, consistent with our historical performance.

Net Debt to Net Capitalization

We utilize the net debt to net capitalization calculation (a non-GAAP measure) to assess our overall financial leverage and capacity and believe the calculation is useful to investors for the same reason.  The following table provides a reconciliation of net debt to net capitalization to the most directly comparable GAAP measures:

Net Debt to Net Capitalization Ratio (dollars in thousands)	June 30, 2013	December 31, 2012
Current maturities of long-term debt	$3,581	$3,266
Commercial paper	662,200	607,500
Long-term debt	2,189,811	2,189,350
Total debt	2,855,592	2,800,116
Less: Cash and cash equivalents	(605,950)	(800,076)
Net debt	2,249,642	2,000,040
Add: Stockholders' equity	4,980,872	4,919,230
Net capitalization	$7,230,514	$6,919,270
Net debt to net capitalization	31.1%	28.9%

Our net debt to net capitalization ratio increased to 31.1% at June 30, 2013 from 28.9% at December 31, 2012, partially due to cash used to repurchase shares of our common stock totaling $351.1 million in the first half of 2013, which in part was funded by our issuance of $90.9 million of commercial paper.

We use commercial paper borrowings for general corporate purposes, including the funding of acquisitions and the repurchasing of our common stock.  We currently maintain an unsecured revolving credit facility with a syndicate of banks which permits borrowings up to $1 billion and expires on November 10, 2016.  This facility is used primarily as liquidity back-up for our commercial paper program.  We have not borrowed any funds under this facility nor do we anticipate doing so. If we were to draw down a loan, at our election, the loan would bear interest at a Eurodollar or Sterling rate based on LIBOR, plus an applicable margin ranging from 0.565% to 1.225% (subject to adjustment based on the rating accorded our senior unsecured debt by S&P and Moody’s) or at a base rate pursuant to a formula defined in the facility. Under this facility, we are required to maintain an interest coverage ratio of EBITDA to consolidated net interest expense of not less than 3.0 to 1.  We were in compliance with this covenant and our other long-term debt covenants at June 30, 2013 and had a coverage ratio of 14.5 to 1.  We are not aware of any potential impairment to our liquidity and expect to remain in compliance with all of our debt covenants.

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

At June 30, 2013, our cash and cash equivalents totaled $606.0 million, of which $581.9 million was held outside the United States.  Cash and equivalents are invested in highly liquid investment-grade money market instruments and bank deposits with maturities of three months or less. We regularly invest cash in excess of near-term requirements in money market instruments or short-term investments, which consist of investment grade time deposits with original maturity dates at the time of purchase greater than three months, up to twelve months.

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

At June 30, 2013, we have an outstanding floating-to-floating cross currency swap agreement for a total notional amount of $50.0 million in exchange for CHF 65.1 million, which matures on October 15, 2015.  This transaction continues to hedge a portion of our net investment in CHF-denominated operations.  The agreement qualifies as a net investment hedge and the effective portion of the change in fair value is reported within the cumulative translation adjustment section of other comprehensive income.  The fair value at June 30, 2013 reflected a loss of $19.8 million due to the strengthening of the Swiss franc relative to the U.S. dollar over the term of this arrangement.

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

Recent Accounting Standards

See Part 1, Notes to Unaudited Condensed Consolidated Financial Statements, Note 17 — Recent Accounting Standards.  The adoption of recent accounting standards as included in Note 17 to the unaudited Condensed Consolidated Financial Statements has not had and is not expected to have a significant impact on our revenue, earnings or liquidity.

Special Notes Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q, especially “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, contains “forward-looking” statements within the meaning of the Securities Act of 1933, as amended, the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. Such statements relate to, among other things, income, earnings, cash flows, changes in operations, operating improvements, industries in which Dover businesses operate and the U.S. and global economies. Statements in this Form 10-Q that are not historical are hereby identified as “forward-looking statements” and may be indicated by words or phrases such as “anticipates,” “supports,” “indicates,” “suggests,” “will,” “plans,” “projects,” “expects,” “believes,” “should,” “would,” “could,” “forecast,” “management is of the opinion,” or the use of the future tense and similar words or phrases. Forward-looking statements are subject to inherent risks and uncertainties that could cause actual results to differ materially from current expectations including, but not limited to, the state of the worldwide economy and sovereign credit, especially in Europe; political events that could impact the worldwide economy; the impact of natural disasters and their effect on global supply chains and energy markets; current economic conditions and uncertainties in the credit and capital markets; instability in countries where Dover conducts business; the ability of Dover’s businesses to expand into new geographic markets and to anticipate and meet customer demands for new products and product enhancements; increased competition and pricing pressures in the markets served by Dover’s businesses; the impact of the proposed spin off and our ability to consummate it on the anticipated time line or terms; the terms and timing of the sale of any business in discontinued operations; the impact of loss of a single-source manufacturing facility; changes in customer demand or loss of a significant customer; the relative mix of products and services which impacts margins and operating efficiencies; short-term capacity constraints; increases in the cost of raw materials; domestic and foreign governmental and public policy changes including environmental regulations, conflict minerals disclosure requirements, and tax policies (including domestic and international export subsidy programs, R&E credits and other similar programs); protection and validity of patent and other intellectual property rights; the ability to identify and successfully consummate value-adding acquisition opportunities; the Company’s ability to achieve expected savings from integration, synergy and other cost-control initiatives; unforeseen developments in contingencies such as litigation; international economic conditions including interest rate and currency exchange rate fluctuations; possible future terrorist threats and their effect on the worldwide economy; and a downgrade in Dover’s credit ratings. Readers are cautioned not to place undue reliance on such forward-looking statements. These forward-looking statements speak only as of the date made. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There has been no significant change in our exposure to market risk during the six months ended June 30, 2013. For a discussion of our exposure to market risk, refer to Item 7A, Quantitative and Qualitative Disclosures about Market Risk, contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

Item 4. Controls and Procedures

At the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2013.

During the second quarter of 2013, there were no changes in the Company’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. In making its assessment of changes in internal control over financial reporting as of June 30, 2013, management has excluded all companies acquired in purchase business combinations during the twelve months ended June 30, 2013.  The Company is currently assessing the control environments of these acquisitions.  These companies are wholly-owned by the Company and their total revenue for the six months ended June 30, 2013 represents approximately 4.3% of the Company’s consolidated revenue for the same period. Their excluded assets represent approximately 2.1% of the Company’s consolidated assets at June 30, 2013.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

See Part I, Notes to unaudited Condensed Consolidated Financial Statements, Note 13.

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 ("Form 10-K"), except for the following risk factors that have been added to the disclosure contained in our Form 10-K. The risk factors below should be read in conjunction with the risk factors and other information disclosed in our Form 10-K.

The proposed spin off of certain of our communication technologies businesses may not be completed on the currently contemplated timeline or terms, or at all, and may not achieve the intended benefits.

The proposed spin off is a complex transaction that is subject to, amongst other things, final approval by our Board of Directors and tax rulings and regulatory approvals, including the effectiveness of a registration statement to be filed with the Securities and Exchange Commission. Delays in obtaining the various approvals and rulings could delay or prevent the proposed spin off.

We have and will continue to incur significant expenses in connection with the proposed transaction which may exceed our current expectations. In addition, execution of the proposed spin off will require significant time and attention from our management, which could distract management from the operation of our business and the execution of our other strategic initiatives.
We cannot predict with certainty when the benefits expected from the proposed transaction will occur or the extent to which they will be achieved, if at all. If the proposed spin off is consummated, our operational and financial profile will change and we will face new risks, including the possibility of reduced financial resources and less diversification of our revenue sources which could adversely impact our future results. In addition, the changes in our operational and financial profile may not meet some of our shareholders' investment strategies, which could cause investors to sell their shares and otherwise decrease demand for our common stock. Excess selling could cause the relative market price of our common stock to decrease and be subject to greater volatility following the consummation of the proposed spin off.

If the spin off, together with certain related transactions, does not qualify as a transaction that is generally tax-free for U.S. federal income tax purposes, shareholders could be subject to significant tax liabilities.

A condition to the spin off is the receipt by us of a private letter ruling from the Internal Revenue Service ("IRS") to the effect that, among other things, the distribution of shares to our shareholders, together with certain related transactions, will qualify as a transaction that is generally tax-free for U.S. federal income tax purposes under Sections 355 and 368(a)(1)(D) of the Internal Revenue Code, and that the private letter ruling shall not be revoked or modified in any material respect. Although our Board of Directors may waive the condition of receiving the private letter ruling, we do not currently intend to complete the spin off if we have not obtained the ruling substantially to the effect that the distribution, together with certain related transactions, will qualify for tax-free treatment. In addition, we expect to receive an opinion from outside tax counsel that, among other things, the distribution will satisfy certain conditions that the private letter ruling does not address but are relevant to determining whether the distribution will qualify for tax-free treatment. The private letter ruling and tax opinion will rely on certain facts, assumptions, representations and undertakings, including those regarding the past and future conduct of certain of our businesses and other matters. If any of these facts, assumptions, representations or undertakings are incorrect or not satisfied, we and our shareholders may not be able to rely on the ruling or the opinion of tax counsel and could be subject to significant tax liabilities. Notwithstanding the private letter ruling and opinion of tax counsel, the IRS could determine on audit that the distribution is taxable if it determines that any of these facts, assumptions, representations or undertakings are not correct or have been violated or if it disagrees with the conclusions in the opinion that are not covered by the private letter ruling or for other reasons.

If the distribution is determined to be taxable for U.S. federal income tax purposes, we and our shareholders that are subject to U.S. federal income tax could incur significant U.S. federal income tax liabilities. For example, if the distribution fails to qualify for tax-free treatment, the transactions would, for U.S. federal income tax purposes, be treated as if the Knowles common stock was sold in a taxable sale for its fair market value, and our shareholders who are subject to U.S. federal income tax would be treated as receiving a taxable distribution in an amount equal to the fair market value of the Knowles common stock received in the distribution.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable.

(b)	Not applicable.

(c)	The table below presents shares of Dover stock which we acquired during the quarter.

				Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased under the Plans or Programs (2)
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	May 2012 Program	November 2012 Program
April 1 to April 30	126,319	$72.79	126,319	3,908,289	$449,273
May 1 to May 31	—	—	—	3,908,289	449,273
June 1 to June 30	631,500	79.15	631,500	3,908,289	399,301
For the Second Quarter	757,819	$78.09	757,819	3,908,289	$399,301

(1)
In May 2012, the Board of Directors renewed its standing authorization of the Company's share repurchase program, on terms consistent with its prior five-year authorization which expired at that time. This renewal authorizes the repurchase of up to 10,000,000 shares of the Company's common stock during the five-year period ending May 2017. We did not make any repurchases under this program during the second quarter. Additionally, in November 2012, the Board of Directors approved a $1 billion share repurchase program authorizing repurchases of Dover's common shares over the following 12 to 18 months. All 757,819 shares repurchased during the second quarter were acquired under the November 2012 program.

(2)
As of June 30, 2013, the number of shares still available for repurchase under the May 2012 share repurchase authorization was 3,908,289. The approximate dollar amount still available for repurchase under the November 2012 share repurchase authorization was $399,301.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(a)	None.

(b)	None.

Item 6. Exhibits

10.1
First Amendment dated as of June 21, 2013 to Five-Year Credit Agreement dated as of November 10, 2011 by and among Dover Corporation, the Borrowing Subsidiaries party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent.

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

101
The following materials from Dover Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 formatted in XBRL (eXtensible Business Reporting Language):  (i) the Condensed Consolidated Statements of Comprehensive Earnings, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statement of Shareholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report on Form
10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

DOVER CORPORATION

Date:	July 18, 2013	/s/ Brad M. Cerepak
Brad M. Cerepak,
Senior Vice President & Chief Financial Officer
(Principal Financial Officer)

Date:	July 18, 2013	/s/ Raymond T. McKay Jr.
Raymond T. McKay, Jr.,
Vice President, Controller
(Principal Accounting Officer)

EXHIBIT INDEX

10.1
First Amendment dated as of June 21, 2013 to Five-Year Credit Agreement dated as of November 10, 2011 by and among Dover Corporation, the Borrowing Subsidiaries party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent.

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

101
The following materials from Dover Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 formatted in XBRL (eXtensible Business Reporting Language):  (i) the Condensed Consolidated Statements of Comprehensive Earnings, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statement of Stockholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements.