Form 10-Q
period 2013-09-30
DOVER Corp
filed 2013-10-17
CIK 29905

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

or

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

The number of shares outstanding of the Registrant’s common stock as of October 10, 2013 was 170,365,768.

Dover Corporation
Form 10-Q

Item 1. Financial Statements

DOVER CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(in thousands, except per share figures)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenue	$2,252,349	$2,097,605	$6,520,685	$6,090,508
Cost of goods and services	1,375,699	1,287,466	4,011,461	3,757,187
Gross profit	876,650	810,139	2,509,224	2,333,321
Selling and administrative expenses	482,284	451,943	1,472,333	1,372,021
Operating earnings	394,366	358,196	1,036,891	961,300
Interest expense, net	30,237	30,399	90,761	90,145
Other expense (income), net	970	3,706	(1,206)	5,855
Earnings before provision for income taxes and discontinued operations	363,159	324,091	947,336	865,300
Provision for income taxes	99,507	90,761	192,343	240,405
Earnings from continuing operations	263,652	233,330	754,993	624,895
Earnings from discontinued operations, net	5,462	7,716	54,173	26,315
Net earnings	$269,114	$241,046	$809,166	$651,210

Earnings per share from continuing operations:
Basic	$1.55	$1.28	$4.40	$3.41
Diluted	$1.53	$1.27	$4.34	$3.37

Earnings per share from discontinued operations:
Basic	$0.03	$0.04	$0.32	$0.14
Diluted	$0.03	$0.04	$0.31	$0.14

Net earnings per share:
Basic	$1.58	$1.33	$4.71	$3.56
Diluted	$1.56	$1.31	$4.65	$3.51

Dividends paid per common share	$0.375	$0.35	$1.075	$0.98

See Notes to Condensed Consolidated Financial Statements

DOVER CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Net earnings	$269,114	$241,046	$809,166	$651,210

Other comprehensive earnings (loss), net of tax
Foreign currency translation adjustments:
Foreign currency translation gains during period	61,800	82,802	19,605	33,919
Reclassification of foreign currency translation losses to earnings upon sale of subsidiaries	—	—	2,905	—
Total foreign currency translation	61,800	82,802	22,510	33,919

Pension and other postretirement benefit plans:
Actuarial gains (losses) arising during period	80,455	—	80,455	(3,953)
Prior service cost arising during period	(121)	—	(121)	(307)
Amortization of actuarial losses included in net periodic pension cost	2,737	6,647	10,491	6,647
Amortization of prior service costs included in net periodic pension cost	1,436	3,928	4,286	3,928
Total pension and other postretirement benefit plans	84,507	10,575	95,111	6,315

Changes in fair value of cash flow hedges:
Unrealized net gains arising during period	106	164	200	380
Net (gains) losses reclassified into earnings	(401)	30	(313)	59
Total cash flow hedges	(295)	194	(113)	439

Other	115	(290)	280	263

Other comprehensive earnings	146,127	93,281	117,788	40,936

Comprehensive earnings	$415,241	$334,327	$926,954	$692,146

See Notes to Consolidated Financial Statements.

DOVER CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)

	September 30, 2013	December 31, 2012
Current assets:
Cash and cash equivalents	$739,824	$800,076
Receivables, net of allowances of $20,552 and $20,392	1,437,513	1,225,898
Inventories, net	949,618	872,841
Prepaid and other current assets	69,857	79,094
Deferred tax assets	66,358	49,935
Total current assets	3,263,170	3,027,844
Property, plant and equipment, net	1,148,784	1,167,052
Goodwill	4,158,710	4,114,650
Intangible assets, net	1,552,751	1,625,420
Other assets and deferred charges	166,215	111,432
Assets of discontinued operations	375,500	397,545
Total assets	$10,665,130	$10,443,943

Current liabilities:
Notes payable and current maturities of long-term debt	$672,135	$610,766
Accounts payable	677,994	651,358
Accrued compensation and employee benefits	302,684	334,634
Accrued insurance	106,879	103,318
Other accrued expenses	250,043	255,632
Federal and other taxes on income	8,802	30,920
Total current liabilities	2,018,537	1,986,628
Long-term debt	2,190,156	2,189,350
Deferred income taxes	519,347	462,244
Other liabilities	519,235	677,533
Liabilities of discontinued operations	133,430	208,958
Stockholders' equity:
Total stockholders' equity	5,284,425	4,919,230
Total liabilities and stockholders' equity	$10,665,130	$10,443,943

See Notes to Condensed Consolidated Financial Statements

DOVER CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)
(unaudited)

	Common Stock $1 Par Value	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Earnings	Treasury Stock	Total Stockholders' Equity
Balance at December 31, 2012	$254,119	$834,677	$7,199,227	$(54,906)	$(3,313,887)	$4,919,230
Net earnings	—	—	809,166	—	—	809,166
Dividends paid	—	—	(184,111)	—	—	(184,111)
Common stock issued for the exercise of stock options and SARs	1,098	(17,005)	—	—	—	(15,907)
Tax benefit from the exercise of stock options and SARs	—	22,737	—	—	—	22,737
Stock-based compensation expense	—	23,384	—	—	—	23,384
Common stock acquired	—	—	—	—	(407,862)	(407,862)
Other comprehensive earnings, net of tax	—	—	—	117,788	—	117,788
Balance at September 30, 2013	$255,217	$863,793	$7,824,282	$62,882	$(3,721,749)	$5,284,425

Preferred Stock: $100 par value per share; 100,000 shares authorized; no shares issued.

See Notes to Condensed Consolidated Financial Statements

DOVER CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2013	2012
Operating Activities of Continuing Operations
Net earnings	$809,166	$651,210

Adjustments to reconcile net earnings to cash from operating activities:
Earnings from discontinued operations, net	(54,173)	(26,315)
Depreciation and amortization	313,565	261,160
Stock-based compensation	23,384	23,589
(Gain) loss on sale of assets	(5,668)	714
Cash effect of changes in assets and liabilities:
Accounts receivable	(193,586)	(172,924)
Inventories	(71,131)	(71,589)
Prepaid expenses and other assets	(4,282)	(6,833)
Accounts payable	32,175	32,087
Accrued compensation and employee benefits	(37,178)	24,315
Accrued expenses and other liabilities	(6,166)	(12,747)
Contributions to domestic employee benefit plans	(9,000)	(13,790)
Accrued and deferred taxes, net	(79,239)	8,748
Other, net	5,193	(7,124)
Net cash provided by operating activities of continuing operations	723,060	690,501

Investing Activities of Continuing Operations
Additions to property, plant and equipment	(157,475)	(208,849)
Acquisitions (net of cash and cash equivalents acquired)	(118,990)	(354,270)
Proceeds from the sale of property, plant and equipment	13,376	10,792
Proceeds from the sale of businesses	3,756	—
Increase in restricted cash	—	(9,911)
Other	(3,207)	(5,000)
Net cash used in investing activities of continuing operations	(262,540)	(567,238)

Financing Activities of Continuing Operations
Purchase of common stock	(407,862)	(393,487)
Net proceeds from exercise of stock options and SARs, including tax benefits	6,830	37,973
Dividends paid to stockholders	(184,111)	(179,133)
Change in commercial paper and notes payable, net	61,308	—
Reduction of long-term debt	—	(599)
Net cash used in financing activities of continuing operations	(523,835)	(535,246)

Cash Flows from Discontinued Operations
Net cash used in operating activities of discontinued operations	8,496	(2,203)
Net cash used in investing activities of discontinued operations	(4,518)	(5,615)
Net cash provided by (used in) discontinued operations	3,978	(7,818)

Effect of exchange rate changes on cash and cash equivalents	(915)	7,145

Net decrease in cash and cash equivalents	(60,252)	(412,656)
Cash and cash equivalents at beginning of period	800,076	1,206,755
Cash and cash equivalents at end of period	$739,824	$794,099

See Notes to Condensed Consolidated Financial Statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements, in accordance with Securities and Exchange Commission (“SEC”) rules for interim periods, do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements and should be read in conjunction with the Dover Corporation (“Dover” or the “Company”) Annual Report on Form 10-K for the year ended December 31, 2012, which provides a more complete understanding of the Company’s accounting policies, financial position, operating results, business properties, and other matters.  The year-end condensed consolidated balance sheet was derived from audited financial statements.  Certain amounts in the prior year have been reclassified to conform to the current year presentation.

As discussed in Note 4. Discontinued Operations, the Company is reporting certain businesses that are held for sale at September 30, 2013 as discontinued operations.  Therefore, the Company has classified the results of operations of these businesses as discontinued operations for all periods presented.

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

Dover anticipates that the transaction will be in the form of a distribution of 100% of the common stock of Knowles, which we expect to be tax-free to Dover and U.S. shareholders, pending receipt of a private letter ruling from the Internal Revenue Service (the "IRS"). Dover currently expects that the transaction will be completed in early 2014. One-time costs associated with the transaction are expected to be in the range of $60,000 to $70,000. Costs incurred to date totaled $10,637 and $13,959 for the three and nine months ended September 30, 2013, respectively. Completion of the planned spin off is subject to final approval by Dover's Board of Directors, as well as other conditions such as the receipt of a favorable ruling from the IRS and the effectiveness of a registration statement filed by Knowles with the Securities and Exchange Commission. The initial registration statement was filed by Knowles on September 30, 2013. The results of operations, financial condition and cash flows for the businesses to be included in the spin off are, and will continue to be, presented within Dover's consolidated financial statements as continuing operations within the Communication Technologies segment, until the spin off becomes effective, upon which the financial presentation of these businesses will be included within Dover's discontinued operations.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)

3. Acquisitions

The following table details the acquisitions made during the nine months ended September 30, 2013.

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

May 30	Asset	Source Technologies	Charlotte, North Carolina	Printing & Identification
Manufacturer of printing devices and software, specializing in thermal stationary barcode printers.

July 1	Asset	RSI Systems	Frederick, Maryland	Printing & Identification
Manufacturer of thermal ink jet applications ranging from packaging line coding and marking to high-speed product identification, authentication, and tracking systems for serialization.

September 19	Stock	SPIRIT Global Energy Solutions	Midland, Texas	Energy
Manufacturer of artificial lift tools and technology for oil and gas producers.

The Company acquired these businesses in six separate transactions for net cash consideration of $118,990. The following presents the allocation of acquisition cost to the assets acquired and liabilities assumed, based on their estimated fair values:

Current assets, net of cash acquired	$30,191
Property, plant and equipment	8,555
Goodwill	48,879
Intangible assets	53,442
Other non-current assets	1,082
Current liabilities	(11,532)
Non-current liabilities	(11,627)
Net assets acquired	$118,990

The amounts assigned to goodwill and major intangible asset classifications for the 2013 acquisitions are as follows:

	Amount allocated	Useful life (in years)
Goodwill - Tax deductible	$18,135	na
Goodwill - Non deductible	30,744	na
Customer intangibles	41,555	11
Trademarks	2,896	11
Patents	7,760	11
Other intangibles	1,231	2
	$102,321

The businesses were acquired to complement and expand upon existing operations within the Fluid Solutions and Refrigeration & Industrial platforms of the Engineered Systems segment, as well as the Energy and Printing & Identification segments. The goodwill identified by these acquisitions reflects the benefits expected to be derived from product line expansion and operational synergies.  Upon consummation of the acquisitions, each of these entities is now wholly-owned by Dover.

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

The Unaudited Condensed Consolidated Statements of Comprehensive Earnings include the results of these businesses from the dates of acquisition.  The aggregate revenue of the 2013 acquisitions included in the Company’s consolidated revenue totaled $15,461 and $23,123 for the three and nine months ended September 30, 2013, respectively.

Pro Forma Information

The following unaudited pro forma information illustrates the effect on the Company’s revenue and earnings from continuing operations for the three and nine months ended September 30, 2013 and 2012, assuming that the 2013 and 2012 acquisitions had taken place at the beginning of the prior year. As a result, the supplemental pro forma earnings for the three and nine months ended September 30, 2013 reflect adjustments to earnings from continuing operations as reported in the Unaudited Condensed Consolidated Statements of Comprehensive Earnings to exclude $1,194 and $1,902 for nonrecurring expense related to the fair value adjustments to acquisition-date inventory (after-tax) and $349 and $1,159 of acquisition-related costs (after tax) and to reflect such items in 2012. The 2013 and 2012 supplemental pro forma earnings are also adjusted to reflect the comparable impact of additional depreciation and amortization expense (net of tax) resulting from the fair value measurement of tangible and intangible assets relating to 2013 and 2012 acquisitions.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenue from continuing operations:
As reported	$2,252,349	$2,097,605	$6,520,685	$6,090,508
Pro forma	2,257,473	2,208,107	6,556,075	6,485,833
Earnings from continuing operations:
As reported	$263,652	$233,330	$754,993	$624,895
Pro forma	266,169	242,135	762,069	654,576
Basic earnings per share from continuing operations:
As reported	$1.55	$1.28	$4.40	$3.41
Pro forma	1.56	1.33	4.44	3.58
Diluted earnings per share from continuing operations:
As reported	$1.53	$1.27	$4.34	$3.37
Pro forma	1.54	1.32	4.38	3.53

4. Discontinued Operations

Management evaluates Dover’s businesses periodically for their strategic fit within Dover’s operations. Accordingly, in the fourth quarter of 2012, the Company announced its intention to divest certain non-core businesses within the Printing & Identification segment serving the electronic assembly and test markets, consistent with its long-term focus on strengthening its portfolio and reducing its exposure to cyclical markets. Management expects to sell these businesses in the fourth quarter of 2013 or early 2014. As a result, the Company has reclassified the operations, cash flows, and related assets and liabilities of these businesses, DEK International and Everett Charles Technologies ("ECT"), to discontinued operations for all periods presented.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)

Summarized results of the Company’s discontinued operations are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenue	$106,974	$111,174	$309,900	$338,337

(Loss) gain on sale and impairments, net of tax	—	(634)	(18,668)	1,226

Earnings from operations before taxes	7,531	11,531	26,108	29,693
Benefit from (provision for) income taxes	(2,069)	(3,181)	46,733	(4,604)
Earnings from operations, net of tax	5,462	8,350	72,841	25,089

Earnings from discontinued operations, net of tax	$5,462	$7,716	$54,173	$26,315

Earnings from discontinued operations of $5,462 and $54,173 for the three and nine months ended September 30, 2013, respectively, reflect net earnings from operations generated by those businesses discontinued in 2012, as well as various expense and accrual adjustments relating to other discontinued operations. The tax benefit for the three and nine months ended September 30, 2013 includes $1,971 and $54,425, respectively, of discrete tax benefits principally related to the conclusion of certain federal, state and international tax audits.

In 2013, in connection with a change in goodwill reporting units within discontinued operations resulting from the Company's expected manner of disposing of its electronic test and assembly businesses, the Company was required to allocate goodwill to these individual reporting units based upon relative current fair values. This process resulted in a benefit of $25,520 in the discontinued operations deferred income tax provision for the nine months ended September 30, 2013 as a result of the elimination of certain deferred tax liabilities. The Company recorded a goodwill impairment charge of $54,532 ($44,188 after tax) for the nine months ended September 30, 2013 in connection with the anticipated sale of these businesses. This charge was a write-down of the carrying value to fair value, based on the current estimated sales price. The Company expects to complete the sale of these businesses in the fourth quarter of 2013 or early 2014.

Earnings from discontinued operations of $7,716 and $26,315 for the three and nine months ended September 30, 2012, respectively, primarily reflect net earnings from operations of DEK and ECT, as well as adjustments to sale proceeds for businesses sold in prior years.

Assets and liabilities of discontinued operations are summarized below:

	September 30, 2013	December 31, 2012
Assets of Discontinued Operations
Accounts receivable	$78,272	$63,229
Inventories, net	54,170	51,252
Prepaid and other current assets	15,348	10,263
Total current assets	147,790	124,744
Property, plant and equipment, net	35,778	31,935
Goodwill and intangible assets, net	186,597	238,657
Other assets and deferred charges	5,335	2,209
Total assets	$375,500	$397,545

Liabilities of Discontinued Operations
Accounts payable	$28,822	$22,613
Other current liabilities	35,037	34,592
Total current liabilities	63,859	57,205
Deferred income taxes	27,898	64,853
Other liabilities	41,673	86,900
Total liabilities	$133,430	$208,958

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)

At September 30, 2013 and December 31, 2012, the assets and liabilities of discontinued operations relate primarily to the two businesses reclassified to held for sale in the fourth quarter of 2012, coupled with tax-related accruals and unrecognized benefits, as well as other accruals for compensation, legal, environmental, and warranty contingencies, none of which are individually significant, relating to businesses that were sold in prior years.

5. Inventories, net

	September 30, 2013	December 31, 2012
Raw materials	$426,649	$386,119
Work in progress	190,235	182,060
Finished goods	487,192	453,497
Subtotal	1,104,076	1,021,676
Less reserves	(154,458)	(148,835)
Total	$949,618	$872,841

6. Property, Plant and Equipment, net

	September 30, 2013	December 31, 2012
Land	$65,587	$70,079
Buildings and improvements	603,962	605,448
Machinery, equipment and other	2,337,126	2,231,721
	3,006,675	2,907,248
Less accumulated depreciation	(1,857,891)	(1,740,196)
Total	$1,148,784	$1,167,052

7. Goodwill and Other Intangible Assets

The following table provides the changes in carrying value of goodwill by segment for the nine months ended September 30, 2013:

	Communication Technologies	Energy	Engineered Systems	Printing & Identification	Total
Balance at December 31, 2012	$1,204,295	$760,637	$1,403,381	$746,337	$4,114,650
Acquisitions	—	24,774	19,032	5,073	48,879
Purchase price adjustments	—	(2,277)	(9,146)	—	(11,423)
Foreign currency translation	9,026	(3,528)	757	349	6,604
Balance at September 30, 2013	$1,213,321	$779,606	$1,414,024	$751,759	$4,158,710

During the nine months ended September 30, 2013, the Company recorded adjustments totaling $11,423 to goodwill relating primarily to the finalization of the purchase price allocation to assets acquired and liabilities assumed for the 2012 acquisitions of Maag Pump Systems, Anthony International, and UPCO, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)

The following table provides the gross carrying value and accumulated amortization for each major class of intangible asset:

	September 30, 2013		December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Trademarks	$127,336	$33,055	$124,129	$25,364
Patents	194,469	116,509	180,427	105,369
Customer Intangibles	1,635,546	577,602	1,585,041	474,309
Unpatented Technologies	146,070	97,835	146,025	85,373
Drawings & Manuals	34,362	10,564	34,120	8,035
Distributor Relationships	72,514	34,498	72,514	31,650
Other	31,933	21,293	32,221	20,815
Total	2,242,230	891,356	2,174,477	750,915
Unamortized intangible assets:
Trademarks	201,877		201,858
Total intangible assets, net	$1,552,751		$1,625,420

Amortization expense totaled $46,894 and $39,502 for the three months ended September 30, 2013 and 2012, respectively. For the nine months ended September 30, 2013 and 2012, amortization expense was $138,967 and $112,998, respectively.

8. Restructuring Activities

The following table details restructuring charges incurred by segment for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Communication Technologies	$2,008	$928	$14,840	$2,586
Energy	124	55	1,299	550
Engineered Systems	909	3,190	4,288	4,616
Printing & Identification	1,541	(145)	2,996	5,415
Total	$4,582	$4,028	$23,423	$13,167

These amounts are classified in the unaudited Condensed Consolidated Statements of Comprehensive Earnings as follows:

Cost of goods and services	$239	$1,454	$10,566	$2,440
Selling and administrative expenses	4,343	2,574	12,857	10,727
Total	$4,582	$4,028	$23,423	$13,167

The restructuring expenses of $4,582 and $23,423 incurred in the three and nine months ended September 30, 2013, respectively, related to restructuring programs initiated during 2013 and 2012. These programs are designed to better align the Company's operations with current market conditions through targeted facility consolidations, headcount reductions and other measures to further optimize operations. The Company expects full-year 2013 restructuring expenses of approximately $27,500 to $32,500 related to these programs. We expect the programs currently underway to be substantially completed in the next twelve to eighteen months.

The $4,582 of restructuring charges incurred during the quarter included the items as described below.

•
The Communication Technologies segment incurred restructuring charges of $2,008 relating principally to a facility consolidation in its capacitor business and headcount reductions in connection with integration activities within its consumer electronics business.

•	The Energy segment recorded $124 of restructuring charges relating to facility consolidations within the production sector undertaken to optimize cost structure.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)

•
The Engineered Systems segment incurred net restructuring charges of $909 in connection with certain facility consolidations and optimizations and headcount reductions undertaken to optimize its cost structure.

•
The Printing & Identification segment incurred restructuring charges of $1,541 relating to exit plans at targeted facilities, which included certain adjustments and offsets to previously recorded reserves.

The following table details the Company’s severance and other restructuring accrual activity:

	Severance	Exit	Total
Balance at December 31, 2012	$5,160	$2,601	$7,761
Restructuring charges	17,640	5,783	23,423
Payments	(12,853)	(5,446)	(18,299)
Other, including foreign currency	(76)	46	(30)
Balance at September 30, 2013	$9,871	$2,984	$12,855

The accrual balance at September 30, 2013 primarily reflects restructuring plans initiated during the year, as well as ongoing lease commitment obligations for facilities closed in earlier periods.

9. Borrowings

Borrowings consist of the following:

	September 30, 2013	December 31, 2012
Short-term
Current portion of long-term debt	$3,235	$3,266
Commercial paper	668,900	607,500
	$672,135	$610,766

	September 30, 2013	December 31, 2012
Long-term
4.875% 10-year notes due October 15, 2015	$299,589	$299,441
5.45% 10-year notes due March 15, 2018	348,515	348,268
4.30% 10-year notes due March 1, 2021	449,806	449,787
6.60% 30-year notes due March 15, 2038	247,837	247,771
5.375% 30-year notes due March 1, 2041	345,631	345,511
6.65% 30-year debentures due June 1, 2028	199,474	199,448
5.375% 30-year debentures due October 15, 2035	296,486	296,367
Other	6,053	6,023
Total long-term debt	2,193,391	2,192,616
Less current installments	(3,235)	(3,266)
	$2,190,156	$2,189,350

The Company maintains a $1 billion unsecured revolving credit facility which expires on November 10, 2016.  The Company primarily uses this facility as liquidity back-up for its commercial paper program and has not drawn down any loans under the $1 billion facility and does not anticipate doing so. The Company generally uses commercial paper borrowings for general corporate purposes, funding of acquisitions and the repurchases of its common stock. Under the credit facility, the Company is required to maintain an interest coverage ratio of EBITDA to consolidated net interest expense of not less than 3.0 to 1.  The Company was in compliance with this covenant and its other long-term debt covenants at September 30, 2013, and it expects to remain in compliance with all of its debt covenants.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)

Interest expense and interest income for the three and nine months ended September 30, 2013 and 2012 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Interest expense	$31,004	$31,099	$92,917	$94,210
Interest income	(767)	(700)	(2,156)	(4,065)
Interest expense, net	$30,237	$30,399	$90,761	$90,145

Letters of Credit

As of September 30, 2013, the Company had approximately $121,102 outstanding in letters of credit and guarantees with financial institutions, which expire at various dates in the last quarter of 2013 through 2018. These letters of credit are primarily maintained as security for insurance, warranty, and other performance obligations.

10. Financial Instruments

Derivatives

The Company is exposed to market risk for changes in foreign currency exchange rates due to the global nature of its operations and certain commodity risks. In order to manage this risk the Company has hedged portions of its forecasted sales and purchases, which occur within the next twelve months and are denominated in non-functional currencies, with currency forward or collar contracts designated as cash flow hedges. At September 30, 2013 and December 31, 2012, the Company had contracts with U.S. dollar equivalent notional amounts of $46,733 and $9,090, respectively, to exchange foreign currencies, principally the U.S. dollar, Canadian dollar, euro, pound sterling, Japanese yen, Chinese yuan, and Malaysian ringgit. The Company believes it is probable that all forecasted cash flow transactions will occur.

In addition, the Company had outstanding contracts at September 30, 2013 with a total notional amount of $88,321 that are not designated as hedging instruments. These instruments are used to reduce the Company's exposure for operating receivables and payables that are denominated in non-functional currencies.

The Company also has an outstanding floating-to-floating cross currency swap agreement for a total notional amount of $50,000 in exchange for CHF 65,100, which expires on October 15, 2015. This transaction continues to hedge a portion of the Company’s net investment in CHF-denominated operations. The agreement qualifies as a net investment hedge and the effective portion of the change in fair value is reported within the cumulative translation adjustment section of other comprehensive income. The fair values at September 30, 2013 and December 31, 2012 reflected losses of $22,750 and $22,681, respectively, due to the strengthening of the Swiss franc relative to the U.S. dollar over the term of the arrangement.

The following table sets forth the fair values of derivative instruments held by the Company as of September 30, 2013 and December 31, 2012 and the balance sheet lines in which they are recorded:

	Fair Value Asset (Liability)
	September 30, 2013	December 31, 2012	Balance Sheet Caption
Foreign currency forward / collar contracts	$323	$85	Prepaid / Other assets
Foreign currency forward / collar contracts	(208)	(799)	Other accrued expenses
Net investment hedge - cross currency swap	(22,750)	(22,681)	Other liabilities

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

The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis as of September 30, 2013 and December 31, 2012:

	September 30, 2013			December 31, 2012
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets:
Foreign currency cash flow hedges	$—	$323	$—	$—	$85	$—
Liabilities:
Foreign currency cash flow hedges	—	208	—	—	799	—
Net investment hedge derivative	—	22,750	—	—	22,681	—

In addition to fair value disclosure requirements related to financial instruments carried at fair value, accounting standards require interim disclosures regarding the fair value of all of the Company’s financial instruments.

The estimated fair value of long-term debt at September 30, 2013 and December 31, 2012 was $2,458,592 and $2,680,674, respectively, compared to the carrying value of $2,193,391 and $2,192,616, respectively. The estimated fair value of long-term debt is based on quoted market prices for similar instruments and is, therefore, classified as Level 2 within the valuation hierarchy.

The carrying values of cash and cash equivalents, trade receivables, accounts payable, and notes payable are reasonable estimates of their fair values as of September 30, 2013 and December 31, 2012 due to the short-term nature of these instruments.

11. Income Taxes

The effective tax rate for continuing operations for the three months ended September 30, 2013 was 27.4% as compared to 28.0% for the comparable prior year period.  The current quarter rate was impacted by $4,878 of favorable net discrete items, principally related to a favorable court interpretation of tax law, as well as certain cross-border tax consequences. The prior year quarter effective tax rate was impacted by other favorable net discrete items totaling $4,513. Excluding the discrete items, the effective tax rates were 28.7% and 29.4% for the three months ended September 30, 2013 and 2012, respectively.

The effective tax rate for continuing operations for the nine months ended September 30, 2013 was 20.3% as compared to 27.8% for the prior year period. The current year rate was impacted by $70,880 of favorable net discrete items, principally related to the conclusion of certain U.S. federal, state and international tax audits, a favorable court interpretation of tax law, certain cross-border tax consequences and the effect of the American Tax Relief Act of 2012 signed into law on January 2, 2013. The prior year effective tax rate was not significantly impacted by other favorable net discrete items totaling $2,531. Excluding the discrete items, the effective tax rates were 27.8% and 28.1% for the nine months ended September 30, 2013 and 2012, respectively. The current year pre-discrete rate was favorably impacted by reinstatement of the U.S. Research and Experimentation tax credit.

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

12. Equity Incentive Program

The Company typically grants stock settled appreciation rights (“SARs”) and performance shares annually at its regularly scheduled first quarter Compensation Committee meeting. In the first quarters of 2013 and 2012, the Company issued SARs covering 1,613,884 and 1,719,943 shares, respectively, and 47,032 and 50,416 performance shares, respectively.

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

Stock-based compensation is reported within selling and administrative expenses in the accompanying unaudited Condensed Consolidated Statements of Comprehensive Earnings. The following table summarizes the Company’s compensation expense relating to all stock-based incentive plans:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Pre-tax compensation expense	$7,081	$7,483	$23,384	$23,589
Tax benefit	(2,493)	(2,643)	(8,241)	(8,330)
Total stock-based compensation expense, net of tax	$4,588	$4,840	$15,143	$15,259

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

13. Commitments and Contingent Liabilities

Litigation

A few of the Company’s subsidiaries are involved in legal proceedings relating to the cleanup of waste disposal sites identified under federal and state statutes which provide for the allocation of such costs among “potentially responsible parties.” In each instance, the extent of the Company’s liability appears to be very small in relation to the total projected expenditures and the number of other “potentially responsible parties” involved and is anticipated to be immaterial to the Company. In addition, a few of the Company’s subsidiaries are involved in ongoing remedial activities at certain current and former plant sites, in cooperation with regulatory agencies, and appropriate reserves have been established. At September 30, 2013 and December 31, 2012, the Company has reserves totaling $30,166 and $28,875, respectively, for environmental and other matters that are probable and estimable, with the 2013 increase primarily attributed to environmental contingencies assumed in recent acquisitions.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)

The Company and certain of its subsidiaries are also parties to a number of other legal proceedings incidental to their businesses. These proceedings primarily involve claims by private parties alleging injury arising out of use of the Company’s products, exposure to hazardous substances, patent infringement, employment matters, and commercial disputes. Management and legal counsel, at least quarterly, review the probable outcome of such proceedings, the costs and expenses reasonably expected to be incurred and currently accrued to-date, and the availability and extent of insurance coverage. At September 30, 2013 and December 31, 2012, the Company has reserves totaling $754 and $1,158, respectively, for legal matters that are probable and estimable and not otherwise covered by insurance. While it is not possible at this time to predict the outcome of these legal actions, in the opinion of management, based on the aforementioned reviews, the Company is not currently involved in any legal proceedings which, individually or in the aggregate, could have a material effect on its financial position, results of operations, or cash flows.

Warranty Accruals

Estimated warranty program claims are provided for at the time of sale. Amounts provided for are based on historical costs and adjusted new claims. The changes in the carrying amount of product warranties through September 30, 2013 and 2012 are as follows:

	2013	2012
Beginning Balance, January 1	$43,759	$37,739
Provision for warranties	40,105	34,943
Settlements made	(37,327)	(34,523)
Other adjustments, including acquisitions and currency translation	(1,194)	3,313
Ending balance, September 30	$45,343	$41,472

14. Employee Benefit Plans

Retirement Plans

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

In July 2013, the Company announced that, after December 31, 2013, the U.S. qualified and non-qualified defined benefit plans will be closed to new employees. All pension-eligible employees as of December 31, 2013 will continue to earn a pension benefit through December 31, 2023 as long as they remain employed by an operating company participating in the plan. The Company also announced that effective, January 1, 2024, the plan would be frozen to any future benefit accruals.

As a result of the effective 10-year freeze of these defined benefit plans, pension assets and liabilities were re-measured as of the interim effective date of the change, assuming a discount rate of 4.8%. The Company's discount rate assumption is determined by developing a yield curve based on high-quality corporate bonds with maturities matching the plans' expected benefit payment streams. Accordingly, as of July 31, 2013, this re-measurement resulted in a decrease in current quarter pension expense of $7,348, of which $4,411 reflects a one-time curtailment gain in the Company's non-qualified benefit plan. Due to the recent amendments to the defined benefit plan, the Company is currently reevaluating contribution amounts for full year 2013.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)

The following tables set forth the components of the Company’s net periodic expense relating to retirement benefit plans:

Qualified Defined Benefits

	Three Months Ended September 30,				Nine Months Ended September 30,
	U.S. Plan		Non-U.S. Plans		U.S. Plan		Non-U.S. Plans
	2013	2012	2013	2012	2013	2012	2013	2012
Service Cost	$4,088	$3,602	$1,471	$1,079	$13,290	$10,804	$4,387	$3,147
Interest Cost	6,247	6,284	2,264	2,231	18,491	18,852	6,748	6,428
Expected return on plan assets	(10,106)	(9,744)	(2,395)	(2,022)	(30,011)	(29,234)	(7,138)	(5,810)
Amortization:
Prior service cost	256	260	28	30	769	786	85	89
Recognized actuarial loss	3,771	3,378	373	130	14,741	10,136	1,112	371
Transition obligation	—	—	(3)	(13)	—	—	(10)	(36)
Settlement loss	—	—	353	—	—	—	353	—
Other	—	—	39	56	—	—	118	158
Net periodic expense	$4,256	$3,780	$2,130	$1,491	$17,280	$11,344	$5,655	$4,347

Non-Qualified Supplemental Benefits

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Service Cost	$1,246	$1,326	$4,604	$3,978
Interest Cost	1,633	1,979	5,180	5,937
Amortization:
Prior service cost	2,045	1,857	6,040	5,569
Recognized actuarial loss	(32)	33	52	103
Settlement and curtailment gain	(4,411)	—	(4,411)	—
Net periodic expense	$481	$5,195	$11,465	$15,587

Post-Retirement Plans

The Company also maintains post retirement benefit plans, although these plans are effectively closed to new entrants. The supplemental and post retirement benefit plans are supported by the general assets of the Company. The following table sets forth the components of the Company’s net periodic expense relating to its post-retirement benefit plans:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Service Cost	$59	$62	$176	$186
Interest Cost	130	149	392	445
Amortization:
Prior service cost	(104)	(104)	(312)	(312)
Recognized actuarial loss (gain)	34	(5)	102	(15)
Settlement gains	—	—	—	(1,493)
Net periodic expense	$119	$102	$358	$(1,189)

The Company purchased life insurance contracts to settle a portion of the post-retirement obligations relating to employees of two businesses that were sold in 2011, resulting in a settlement gain of $1,493, which are included within the results of discontinued operations for the nine months ended September 30, 2012.

The total amount amortized out of accumulated other comprehensive income into net periodic benefit expense for the three and nine months ended September 30, 2013 totaled $6,368 and $22,579, respectively.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)

15. Other Comprehensive Earnings

The amounts recognized in other comprehensive earnings were as follows:

	Three Months Ended			Three Months Ended
	September 30, 2013			September 30, 2012
	Pre-tax	Tax	Net of tax	Pre-tax	Tax	Net of tax
Foreign currency translation adjustments	$60,802	$998	$61,800	$82,694	$108	$82,802
Pension and other postretirement benefit plans	129,959	(45,452)	84,507	16,268	(5,693)	10,575
Changes in fair value of cash flow hedges	(453)	158	(295)	298	(104)	194
Other	132	(17)	115	(261)	(29)	(290)
Total other comprehensive earnings (loss)	$190,440	$(44,313)	$146,127	$98,999	$(5,718)	$93,281

	Nine Months Ended			Nine Months Ended
	September 30, 2013			September 30, 2012
	Pre-tax	Tax	Net of tax	Pre-tax	Tax	Net of tax
Foreign currency translation adjustments	$22,510	$—	$22,510	$34,181	$(262)	$33,919
Pension and other postretirement benefit plans	146,170	(51,059)	95,111	9,952	(3,637)	6,315
Changes in fair value of cash flow hedges	(174)	61	(113)	675	(236)	439
Other	319	(39)	280	318	(55)	263
Total other comprehensive earnings (loss)	$168,825	$(51,037)	$117,788	$45,126	$(4,190)	$40,936

Total comprehensive earnings were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net earnings	$269,114	$241,046	$809,166	$651,210
Other comprehensive earnings	146,127	93,281	117,788	40,936
Comprehensive earnings	$415,241	$334,327	$926,954	$692,146

Amounts reclassified from accumulated other comprehensive earnings (loss) to earnings (loss) during the three and nine months ended September 30, 2013 and 2012 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Pension & postretirement benefit plans: (1)
Amortization of actuarial losses	$4,143	$10,225	$15,997	$10,225
Amortization of prior service costs	2,225	6,043	6,582	6,043
Total before tax	6,368	16,268	22,579	16,268
Tax provision	(2,195)	(5,693)	(7,802)	(5,693)
Net of tax	$4,173	$10,575	$14,777	$10,575

Cash flow hedges:
Net (gains) losses reclassified into earnings	$(617)	$47	$(481)	$91
Tax benefit	216	(17)	168	(32)
Net of tax	$(401)	$30	$(313)	$59

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

16. Segment Information

For management reporting and performance evaluation purposes, the Company categorizes its operating companies into four distinct reportable segments. Segment financial information and a reconciliation of segment results to consolidated results follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
REVENUE:
Communication Technologies	$413,608	$396,470	$1,187,875	$1,115,734
Energy	577,350	562,263	1,712,019	1,632,619
Engineered Systems	1,004,955	892,121	2,876,783	2,600,368
Printing & Identification	256,571	246,945	745,094	742,390
Intra-segment eliminations	(135)	(194)	(1,086)	(603)
Total consolidated revenue	$2,252,349	$2,097,605	$6,520,685	$6,090,508

EARNINGS FROM CONTINUING OPERATIONS:
Segment earnings:
Communication Technologies	$76,076	$63,706	$172,073	$160,584
Energy	145,494	139,038	417,965	405,089
Engineered Systems	172,223	144,245	454,841	400,145
Printing & Identification	42,881	39,502	108,600	94,509
Total segments	436,674	386,491	1,153,479	1,060,327
Corporate expense / other (1)	43,278	32,001	115,382	104,882
Net interest expense	30,237	30,399	90,761	90,145
Earnings from continuing operations before provision for income taxes and discontinued operations	363,159	324,091	947,336	865,300
Provision for taxes	99,507	90,761	192,343	240,405
Earnings from continuing operations	$263,652	$233,330	$754,993	$624,895

(1)
Certain expenses are maintained at the corporate level and not allocated to the segments. These expenses include executive and functional compensation costs, non-service pension costs, non-operating insurance expenses, and various administrative expenses relating to the corporate headquarters. Corporate expenses also include one-time transaction costs associated with the Knowles spin off of $10,637 and $13,959 for the three and nine months ended September 30, 2013, respectively, as well as a one-time pension curtailment gain of $4,411.

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

In July 2012, the FASB issued ASU 2012-02, which allows an entity to first assess qualitative factors to determine whether it is necessary to perform a quantitative impairment test of an indefinite-lived intangible asset.  Per the terms of this ASU, an entity would not be required to calculate the fair value of an indefinite-lived intangible asset unless the entity determines, based on qualitative assessment, that it is more likely than not that the indefinite-lived intangible asset is impaired.  The revised standard is effective for Dover for its annual and interim impairment tests performed for fiscal years beginning after December 15, 2012; however, early adoption is permitted. The Company does not expect adoption of this ASU to significantly impact its consolidated financial statements.

18. Share Repurchases

Share repurchases during the three and nine months ended September 30, 2013 were as follows:

	Three Months Ended	Nine Months Ended
	September 30, 2013	September 30, 2013
Shares repurchased in the open market	649,840	5,455,235
Shares repurchased from holders of employee stock options	—	5,951
Total shares repurchased	649,840	5,461,186
Average price paid per share	$87.33	$74.68

In May 2012, the Board of Directors renewed its standing authorization of the Company's share repurchase program, on terms consistent with its prior five-year authorization which expired at that time. This renewal authorizes the repurchase of up to 10,000,000 shares of the Company's common stock during the five-year period ending May 2017. The Company made no repurchases under this new authorization during the nine months ended September 30, 2013. As of September 30, 2013, the approximate number of shares still available for repurchase under the May 2012 share repurchase authorization was 3,908,289.

In November 2012, the Board of Directors approved a $1 billion share repurchase program authorizing repurchases of the Company's common shares over the following 12 to 18 months. The Company repurchased 5,455,235 shares under this new program during 2013. As of September 30, 2013, the approximate dollar amount still available for repurchase under this share repurchase program was $342,565.

Treasury shares increased to 84,862,771 at September 30, 2013 from a balance of 79,401,585 at December 31, 2012.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)

19. Earnings per Share

The following table sets forth a reconciliation of the information used in computing basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Earnings from continuing operations	$263,652	$233,330	$754,993	$624,895
Earnings from discontinued operations, net	5,462	7,716	54,173	26,315
Net earnings	$269,114	$241,046	$809,166	$651,210

Basic earnings per common share:
Earnings from continuing operations	$1.55	$1.28	$4.40	$3.41
Earnings from discontinued operations, net	$0.03	$0.04	$0.32	$0.14
Net earnings	$1.58	$1.33	$4.71	$3.56

Weighted average shares outstanding	170,544,000	181,763,000	171,690,000	183,000,000

Diluted earnings per common share:
Earnings from continuing operations	$1.53	$1.27	$4.34	$3.37
Earnings from discontinued operations, net	$0.03	$0.04	$0.31	$0.14
Net earnings	$1.56	$1.31	$4.65	$3.51

Weighted average shares outstanding	172,734,000	183,932,000	173,870,000	185,489,000

The following table is a reconciliation of the share amounts used in computing earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Weighted average shares outstanding - Basic	170,544,000	181,763,000	171,690,000	183,000,000
Dilutive effect of assumed exercise of employee stock options and SARs and vesting of performance shares	2,190,000	2,169,000	2,180,000	2,489,000
Weighted average shares outstanding - Diluted	172,734,000	183,932,000	173,870,000	185,489,000

Diluted per share amounts are computed using the weighted-average number of common shares and, if dilutive, potential common shares outstanding during the period.  Potential common shares consist of the incremental common shares issuable upon the exercise of stock options and SARs, and vesting of performance shares and restricted shares, as determined using the treasury stock method.  For the three and nine months ended September 30, 2012, the weighted average number of anti-dilutive potential common shares excluded from the calculation above totaled 3,128,000 and 2,899,000, respectively. There were no anti-dilutive potential common shares excluded from the calculation above for the three and nine months ended September 30, 2013.

20. Subsequent Events

The Company assessed events occurring subsequent to September 30, 2013 for potential recognition and disclosure in the consolidated financial statements. No events have occurred that would require adjustments to the consolidated financial statements.

In October 2013, the Company acquired two businesses, UK-based Fibrelite and Sweden-based Kungsors Plast AB (KPS), in separate transactions for net cash consideration of approximately $50 million. These businesses were acquired to complement and expand upon existing operations within the Energy segment, particularly for OPW, an operating company that specializes in fluid handling solutions. These acquisitions and the related goodwill identified will be reflected in the Company's consolidated financial statements for the year ended December 31, 2013.

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

On May 23, 2013, Dover announced its plan to spin-off certain of its communication technologies businesses into a stand-alone, publicly-traded company known as Knowles. Upon completion of the spin-off, Knowles will be independent, global technology company operating in the communication technologies industry. Knowles will have significant product breadth in acoustic components, including MicroElectroMechanical Systems (“MEMs”) microphones, speakers, receivers and transducers, as well as a market-leading position in communication infrastructure components. Knowles will be based in Itasca, Illinois.

Dover anticipates that the transaction will be in the form of a distribution of 100% of the common stock of Knowles, which we expect to be tax-free to Dover and U.S. shareholders, pending receipt of a private letter ruling from the Internal Revenue Service (the "IRS"). Dover currently expects that the transaction will be completed in early 2014. One-time costs associated with the transaction are expected to be in the range of $60.0 to $70.0 million, of which $14.0 million has been incurred through September 30, 2013. Completion of the planned spin off is subject to final approval by Dover's Board of Directors, as well as other conditions such as the receipt of a favorable ruling from the IRS and the effectiveness of a registration statement filed by Knowles with the Securities and Exchange Commission. The initial registration statement was filed by Knowles on September 30, 2013. The results of operations, financial condition and cash flows for the businesses to be included in the spin off are, and will continue to be, presented within Dover's consolidated financial statements as continuing operations within the Communication Technologies segment, until the spin off becomes effective, upon which the financial presentation of these businesses will be included within Dover's discontinued operations. Following the spin off of Knowles, Dover intends to continue to execute its long-term strategy and commitment to support organic growth and value-added strategic acquisitions by focusing on its key industrial growth spaces, namely, energy, refrigeration & food equipment, fluids, and printing & identification.

The following table shows the percentage of total revenue and segment earnings generated by each of our four segments for the three months ended September 30, 2013 and 2012:

	Revenue		Segment Earnings
	Three Months Ended September 30,		Three Months Ended September 30,
	2013	2012	2013	2012
Communication Technologies	18.4%	18.9%	17.4%	16.5%
Energy	25.6%	26.8%	33.3%	36.0%
Engineered Systems	44.6%	42.5%	39.5%	37.3%
Printing & Identification	11.4%	11.8%	9.8%	10.2%

We generated strong results during the third quarter of 2013, with revenue of $2.3 billion, a $154.7 million or 7.4% increase over the comparable prior year quarter. Earnings from continuing operations increased to $263.7 million, a $30.3 million or 13.0% increase over the prior year quarter, and included $4.9 million of favorable net discrete tax items and a one-time pension curtailment gain of $4.4 million, offset by $10.6 million of one-time transaction costs related to the anticipated spin off of Knowles.

The quarter’s revenue growth spanned across all segments,with all segments achieving modest organic revenue growth, resulting in overall organic growth of approximately 3%. Communication Technologies' 4% organic growth was principally driven by new product releases in the consumer electronics market. In addition, increased demand in the refrigeration and food equipment and fluids markets within Engineered Systems, growth in downstream and drilling end markets within our Energy segment and fast moving consumer goods ("FMCG") within Printing & Identification all contributed to organic growth of approximately 3% for each of these segments. Acquisition-related growth of 4% primarily resulted from recent acquisitions by our Engineered Systems segment. The impact of foreign currency translation for the quarter was slightly favorable by 0.4%.

From a geographic perspective for the quarter, our North American markets moderated, especially in Engineered Systems where a large food equipment order from the previous quarter did not repeat. Our European markets improved and showed solid growth after several quarters of contraction.

Bookings increased approximately 9% over the prior year quarter to $2.2 billion, representing broad-based growth, with strong growth of 13% in Energy and approximately 11% in Engineered Systems. Bookings increased nearly 5% in Printing & Identification, and 3% in Communication Technologies. Overall, the book-to-bill was in line with seasonal trends at approximately 0.96 and slightly improved from the prior year period. Backlog increased approximately 2% to $1.5 billion.

In summary, while our overall third quarter performance was strong, organic revenue growth was below our previous expectations. As a result, we are revising our organic revenue growth expectations to the low-end of our prior range, and now expect full year organic revenue growth of approximately 3%. Our expectation for acquisition growth remains unchanged at 4%, resulting in total full-year revenue growth of approximately 7%. Based on this revised revenue guidance, we are narrowing our full year EPS guidance to the range of $5.57 to $5.64. This range includes incurred spin-off costs, discrete tax benefits, and one-time gains. Dover's expected 2013 diluted earnings per share does not include any prospective costs related to its proposed spin off of Knowles. If global or domestic economic conditions accelerate or deteriorate, our operating results for 2013 could be materially different than currently projected.

RESULTS OF OPERATIONS

As discussed in Note 4. Discontinued Operations in the unaudited Condensed Consolidated Financial Statements, we reclassified certain businesses in the Printing & Identification segment to discontinued operations based on our decision to divest these businesses. The results of operations of these businesses have been removed from the results of continuing operations and are presented within results of discontinued operations for all periods presented.

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in thousands, except per share figures)	2013	2012	% Change	2013	2012	% Change
Revenue	$2,252,349	$2,097,605	7.4%	$6,520,685	$6,090,508	7.1%
Cost of goods and services	1,375,699	1,287,466	6.9%	4,011,461	3,757,187	6.8%
Gross profit	876,650	810,139	8.2%	2,509,224	2,333,321	7.5%
Gross profit margin	38.9%	38.6%	0.3	38.5%	38.3%	0.2

Selling and administrative expenses	482,284	451,943	6.7%	1,472,333	1,372,021	7.3%
Selling and administrative as a percent of revenue	21.4%	21.5%	(0.1)	22.6%	22.5%	0.1

Interest expense, net	30,237	30,399	(0.5)%	90,761	90,145	0.7%
Other expense (income), net	970	3,706	nm	(1,206)	5,855	nm

Provision for income taxes	99,507	90,761	9.6%	192,343	240,405	(20.0)%
Effective tax rate	27.4%	28.0%	(0.6)	20.3%	27.8%	(7.5)

Earnings from continuing operations	263,652	233,330	13.0%	754,993	624,895	20.8%

Earnings from discontinued operations, net	5,462	7,716	nm	54,173	26,315	nm

Earnings from continuing operations per common share - diluted	$1.53	$1.27	20.5%	$4.34	$3.37	28.8%

Revenue

We generated strong results during the third quarter of 2013, with revenue of $2.3 billion, a 7.4% increase over the comparable prior year quarter. The quarter’s revenue growth resulted from organic growth of approximately 3% and an increase of approximately 4% from acquisitions, as well as a slight favorable foreign exchange impact. Organic revenue growth was driven by new product launches in the consumer electronics market within our Communication Technologies segment, increased demand in the refrigeration & food equipment and fluids markets within Engineered Systems and growth in the downstream and drilling businesses within our Energy segment. The revenue increase was partially offset by pricing concessions on older model products corresponding to typical product life cycle maturities and continued market share losses for two key handset original equipment manufacturer ("OEM") customers within our Communication Technologies segment, the production markets within our Energy segment and reduced volumes in certain industrial end markets served by our Engineered Systems segment.

Revenue for the nine months ended September 30, 2013 increased $430.2 million, or 7.1%, from the comparable 2012 period reflecting organic revenue growth of approximately 2% and acquisition-related growth of approximately 5%, principally driven by the same factors as in the third quarter. The impact of foreign currency translation for the period was negligible.

Gross Profit

Gross profit for the third quarter of 2013 increased $66.5 million, or 8.2%, compared to the prior year primarily reflecting increased sales volumes, as well as pricing and productivity initiatives. Gross profit margin as a percentage of revenue increased 30 basis points as a result of operating leverage, certain productivity initiatives and the benefits of prior restructuring. Partially offsetting the increase in margin was the impact of business mix, particularly in our Energy segment, as demand for winch products softened as compared to the prior year quarter.

For the nine months ended September 30, 2013, gross profit increased $175.9 million, or 7.5%, compared to the prior year. Gross profit margin as a percentage of revenue increased slightly, attributed to the same factors that impacted the third quarter of 2013, as well as higher restructuring costs as compared to the prior year period, most notably within our Communication Technologies segment.

Selling and Administrative Expenses

Selling and administrative expenses increased $30.3 million compared to the prior year quarter, attributed mainly to increases to support higher volumes and growth initiatives for our high-demand markets and one-time spin transaction costs of $10.6 million related to the spin of Knowles, partially offset by a one-time pension curtailment gain of $4.4 million. See Note 14. Employee Benefit Plans in the Unaudited Condensed Consolidated Financial Statements for additional information related to this one-time pension gain.

Selling and administrative expenses for the nine months ended September 30, 2013 increased $100.3 million as compared to the prior year, primarily due to increases to support higher volumes and growth initiatives for our high-demand markets, one-time spin transaction costs of $14.0 million related to the spin of Knowles and higher amortization expense resulting from recent acquisitions, partially offset by a $6.8 million gain associated with the sale of land in Switzerland in the first quarter of 2013 and a one-time pension curtailment gain of $4.4 million.

Non-Operating Items

For the three months ended September 30, 2013, other expense (income) netted to expense of approximately $1.0 million.  This amount included $4.0 million in net foreign exchange losses resulting from the remeasurement and settlement of foreign currency denominated balances, partially offset by $2.1 million of income related to insurance settlements for property damage recorded within our Engineered Systems segment.

For the nine months ended September 30, 2013, other expense (income) netted to income of $1.2 million, including net foreign exchange losses of $4.6 million, which were more than offset by other income items that included $3.4 million related to insurance settlements.

Income Taxes

The effective tax rate for continuing operations for the three months ended September 30, 2013 was 27.4% as compared to 28.0% for the comparable prior year period.  The current quarter rate was impacted by $4.9 million of favorable net discrete items, principally related to a favorable court interpretation of tax law, as well as certain cross-border tax consequences. The prior year quarter effective tax rate was impacted by other favorable net discrete items totaling $4.5 million. Excluding the discrete items, the effective tax rates were 28.7% and 29.4% for the three months ended September 30, 2013 and 2012, respectively.

The effective tax rate for continuing operations for the nine months ended September 30, 2013 was 20.3% as compared to 27.8% for the prior year period. The current year rate was impacted by $70.9 million of favorable net discrete items, principally related to the conclusion of certain U.S. federal, state and international tax audits, a favorable court interpretation of tax law, certain cross-border tax consequences and the effect of the American Tax Relief Act of 2012 signed into law on January 2, 2013. The prior year effective tax rate was not significantly impacted by other favorable net discrete items totaling $2.5 million. Excluding the discrete items, the effective tax rates were 27.8% and 28.1% for the nine months ended September 30, 2013 and 2012, respectively. The current year pre-discrete rate was favorably impacted by reinstatement of the U.S. Research and Experimentation tax credit.

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

Earnings from Continuing Operations

For the three months ended September 30, 2013, earnings from continuing operations increased 13.0% to $263.7 million, or $1.53 diluted earnings per share, compared to $233.3 million, or $1.27 diluted earnings per share. Earnings from continuing operations for the nine months ended September 30, 2013 increased 20.8% to $755.0 million, or $4.34 diluted earnings per share, compared to $624.9 million, or $3.37 diluted earnings per share for the nine months ended September 30, 2012. The increase in earnings from continuing operations in the current year is primarily the result of higher revenues and benefits from productivity initiatives and operating leverage, offset in part by higher acquisition-related expenses and increased restructuring charges. The increase in diluted earnings per share reflects the increase in earnings, as well as the impact of lower weighted average shares outstanding for the current year relative to the prior year.

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

Earnings from discontinued operations, net, for the three and nine months ended September 30, 2013 were $5.5 million and $54.2 million, or diluted earnings per share of $0.03 and $0.31, respectively, and reflect net earnings from operations generated by those businesses discontinued in 2012, as well as various expense and accrual adjustments relating to other discontinued operations. The tax benefit for the three and nine months ended September 30, 2013 includes $2.0 million and $54.4 million, respectively, of discrete tax benefits principally related to the conclusion of certain federal, state and international tax audits. The current year to date results were offset by an after-tax goodwill impairment charge of $44.2 million recorded in the second quarter of 2013 in connection with the anticipated sale of our electronic test and assembly businesses. This charge was a write-down of the carrying value of these business to fair value, based on the current estimated sales price. The current year to date results were also impacted by a tax benefit of $25.5 million in the discontinued operations deferred income tax provision, which was recorded in the second quarter. The Company expects to complete the sale of these businesses in the fourth quarter of 2013 or early 2014. See Note 4. Discontinued Operations in the Unaudited Condensed Consolidated Financial Statements.

Earnings from discontinued operations, net, for the three and nine months ended September 30, 2012 were $7.7 million and $26.3 million, or diluted earnings per share of $0.04 and $0.14, respectively, and primarily reflect net earnings from operations of DEK and ECT.

Restructuring Activities

The restructuring expenses of $4.6 million and $23.4 million incurred in the three and nine months ended September 30, 2013, respectively, related to restructuring programs initiated during 2013 and 2012. These programs are designed to better align the Company's operations with current market conditions through targeted facility consolidations, headcount reductions and other measures to further optimize operations. The Company expects full-year 2013 restructuring expenses of approximately $27.5 to $32.5 million related to these programs and other initiatives initiated in the fourth quarter of 2013. We expect the programs currently underway to be substantially completed in the next twelve to eighteen months.

The $4.6 million of restructuring charges incurred during the quarter included the items as described below.

•
The Communication Technologies segment incurred restructuring charges of $2.0 million relating principally to a facility consolidation in its capacitor business and headcount reductions in connection with integration activities within its consumer electronics business.

•	The Energy segment recorded $0.1 million of restructuring charges relating to facility consolidations within the production sector undertaken to optimize cost structure.

•
The Engineered Systems segment incurred net restructuring charges of $0.9 million in connection with certain facility consolidations and optimizations and headcount reductions undertaken to optimize its cost structure.

•
The Printing & Identification segment incurred restructuring charges of approximately $1.6 million relating to exit plans at targeted facilities, which included certain adjustments and offsets to previously recorded reserves.

Restructuring charges for the three and nine months ended September 30, 2012 of $4.0 and $13.2 million, respectively, resulted from a few targeted facility consolidations and headcount reductions intended to better align the Company's operations with market conditions. See Note 8. Restructuring Activities in our Condensed Consolidated Financial Statements for additional information related to our restructuring programs.

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

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in thousands)	2013	2012	% Change	2013	2012	% Change
Revenue:
Consumer Electronics	$207,898	$195,902	6.1%	$577,016	$512,449	12.6%
Aerospace/Defense	103,334	103,464	(0.1)%	308,886	310,400	(0.5)%
Medical Technology	62,058	59,036	5.1%	184,982	178,595	3.6%
Telecom/Other	40,318	38,068	5.9%	116,991	114,290	2.4%
Total	$413,608	$396,470	4.3%	$1,187,875	$1,115,734	6.5%

Segment earnings	$76,076	$63,706	19.4%	$172,073	$160,584	7.2%
Operating margin	18.4%	16.1%		14.5%	14.4%

Segment EBITDA	$114,327	$96,703	18.2%	$283,544	$257,922	9.9%
Segment EBITDA margin	27.6%	24.4%		23.9%	23.1%

Other measures:
Depreciation and amortization	$38,251	$32,997	15.9%	$111,471	$97,338	14.5%
Bookings	423,662	411,005	3.1%	1,225,077	1,145,354	7.0%
Backlog				492,583	491,041	0.3%

Components of revenue growth:			Q3 2013 vs. Q3 2012			YTD 2013 vs. 2012
Organic growth			3.8%			6.3%
Acquisitions			—%			—%
Foreign currency translation			0.5%			0.2%
			4.3%			6.5%

Third Quarter 2013 Compared to the Third Quarter 2012

Revenue generated by our Communication Technologies segment in the third quarter of 2013 increased by $17.1 million, or 4.3%, compared to the same period of 2012. Revenue increased across all of our end markets as compared to the prior year quarter, with the exception of the aerospace/defense market, which remained relatively flat. Revenue was favorably impacted by 0.5% from foreign currency translation.

•
Our revenue in the consumer electronics market (representing 50.3% of 2013 third quarter segment revenue) increased $12.0 million, or 6.1%, due to strong demand for components, especially microphones, driven by a significant new product release by a major OEM customer serving the smart phone market. The increase in revenue over the prior year quarter was partially offset by market share losses for two key handset OEM customers serving the smart phone market, as well as the delays related to product launch timing and specification changes. Overall, we expect continued year-over-year revenue growth through the remainder of the year for our acoustic products serving the consumer electronics market, though reduced from our prior expectations.

•
Revenue derived from our aerospace/defense market (25.0% of 2013 third quarter segment revenue) decreased by $0.1 million mainly due to weakness in the domestic defense market resulting from governmental funding uncertainties, offset in part by the continued increase in build rates of commercial aircraft driving demand in the aerospace market.

•
Our medical technology revenue (15.0% of 2013 third quarter segment revenue) increased by $3.0 million, or 5.1%, due to solid demand for medical coupling and connector products and marginally stronger hearing health activity. Demand from key hearing health customers was slow through much of the third quarter but accelerated towards the end of the quarter.

•
Revenue derived from our telecom/other market in the third quarter of 2013 (9.7% of 2013 third quarter segment revenue) increased by $2.3 million, or 5.9%, due to higher demand from telecom customers serving the anticipated build-out of wireless infrastructure in China, coupled with improved demand for coupling and connector products serving the industrial markets.

Communication Technologies earnings for the quarter increased $12.4 million, or 19.4%, compared to the same period of 2012, with an increase in operating margin of 230 basis points. The earnings and margin increases were driven by strong conversion on higher MEMs volumes, savings from productivity programs and recent restructuring actions, which more than offset higher restructuring charges ($1.1 million), higher depreciation and amortization expense ($5.3 million) relating to recent capital investments to support the growth in the handset market and pricing concessions on older model products.

Bookings for the quarter ended September 30, 2013 increased $12.7 million, or 3.1%, compared to the same period of 2012, reflecting strength in our consumer electronics market and improved demand for products serving the telecommunication infrastructure market, which more than offset reduced demand in our defense and hearing health markets. Backlog remained consistent with the prior year period.

Nine Months Ended September 30, 2013 Compared to the Nine Months Ended September 30, 2012

Revenue generated by our Communication Technologies segment for the nine months ended September 30, 2013 increased by $72.1 million, or 6.5%, compared to the 2012 period, with the revenue growth dominated by increased MEMs microphone volumes resulting from new OEM product introductions and overall smartphone market growth. Year over year revenue growth was partially offset by market share losses by two key OEM customers, affecting our speaker and receiver volumes. Revenue was favorably impacted by 0.2% year over year from the impact of foreign currency translation.

Earnings for the nine months ended September 30, 2013 increased $11.5 million, or 7.2%, compared to the same period in 2012 driven by increased MEMs volumes and benefits from productivity initiatives and lower launch costs, as well as recent restructuring actions. However, operating margin remained relatively unchanged, reflecting the impacts of higher restructuring costs ($12.3 million) and higher depreciation and amortization expense ($14.1 million). Excluding restructuring charges, operating margin increased by 110 basis points.

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

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in thousands)	2013	2012	% Change	2013	2012	% Change
Revenue:
Drilling	$109,008	$97,001	12.4%	$321,528	$316,914	1.5%
Production	307,114	314,372	(2.3)%	924,965	882,057	4.9%
Downstream	161,228	150,890	6.9%	465,526	433,648	7.4%
Total	$577,350	$562,263	2.7%	$1,712,019	$1,632,619	4.9%

Segment earnings	$145,494	$139,038	4.6%	$417,965	$405,089	3.2%
Operating margin	25.2%	24.7%		24.4%	24.8%

Segment EBITDA	172,043	163,677	5.1%	$497,411	$474,445	4.8%
Segment EBITDA margin	29.8%	29.1%		29.1%	29.1%

Other measures:
Depreciation and amortization	$26,549	$24,639	7.8%	$79,446	$69,356	14.5%
Bookings	595,421	526,824	13.0%	1,741,673	1,642,951	6.0%
Backlog				274,243	248,233	10.5%

Components of revenue growth:			Q3 2013 vs. Q3 2012			YTD 2013 vs. 2012
Organic growth			2.5%			2.4%
Acquisitions			1.1%			3.0%
Foreign currency translation			(0.9)%			(0.5)%
			2.7%			4.9%

Third Quarter 2013 Compared to the Third Quarter 2012

Energy segment revenue for the quarter increased $15.1 million, a 2.7% increase over the prior year quarter due to organic growth of 2.5%, as well as acquisition-related growth of 1.1%, mostly offset by the negative impact of foreign currency translation. Acquisition-related growth was driven by the Upco, Inc., Klaus Enterprise, Ltd., and SPIRIT acquisitions that occurred in the fourth quarter of 2012, the second quarter of 2013 and the third quarter of 2013, respectively.

•
Production revenue (representing 53.2% of 2013 third quarter segment revenue) decreased 2.3%. The decline resulted from softer demand for winch products (a $13.9 million decrease), especially in the military markets, timing of shipments and softer U.S. activity. The decrease in revenue quarter over quarter was partially offset by increased demand for artificial lift products.

•
Downstream revenue (representing 27.9% of 2013 third quarter segment revenue) increased 6.9% due to stronger demand for fuel delivery systems and loading equipment for the transportation and chemical/industrial markets.

•
Drilling revenue (representing 18.9% of 2013 third quarter segment revenue) increased 12.4% compared to the prior year quarter due to market share gains and expansion in international growth, especially within China.

Energy earnings increased $6.5 million, or 4.6%, over prior year due to solid conversion on revenue gains and lower acquisitions-related amortization.

Bookings for the third quarter increased 13.0% from prior year quarter due to a large international order for artificial lift products partially offset by lower demand for winch products in the Production sector, higher demand for fuel delivery systems and loading equipment in Downstream and increased orders for Polycrystalline Diamond Compacts ("PDCs") in the Drilling sector. Sequentially, bookings increased 13.0% from the second quarter of 2013 due to higher demand for artificial lift products in the Production sector, partially offset by decreased Drilling orders. Book-to-bill ratio for the quarter was 1.03.

Nine Months Ended September 30, 2013 Compared to the Nine Months Ended September 30, 2012

Revenue generated by our Energy segment for the nine months ended September 30, 2013 increased by $79.4 million, or 4.9%. Strong international growth in the Production sector, stronger demand for loading equipment, fuel delivery systems and bearing products in the Downstream sector, and higher revenue due to market share growth in the Drilling sector contributed to the year over year increase. The year over year increase was partially offset by lower demand for winch products in the Production sector. The aforementioned acquisitions made in 2012 and 2013 generated revenue growth of 3.0%. Foreign currency translation had a minimal negative impact for the period.

Earnings for the nine months ended September 30, 2013 increased $12.9 million, or 3.2%, due to higher volume and lower acquisition-related amortization, partially offset by unfavorable product mix. Margins decreased 40 basis points due to unfavorable product mix, partially offset by leverage on higher volume.

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

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in thousands)	2013	2012	% Change	2013	2012	% Change
Revenue:
Refrigeration & Industrial
Refrigeration & Food Equipment	$459,003	$362,562	26.6%	$1,281,082	$1,060,856	20.8%
Other Industrial	319,333	311,554	2.5%	938,944	929,974	1.0%
	778,336	674,116	15.5%	2,220,026	1,990,830	11.5%

Fluid Solutions Platform	227,104	218,324	4.0%	657,977	610,662	7.7%
Eliminations	(485)	(319)		(1,220)	(1,124)
	$1,004,955	$892,121	12.6%	$2,876,783	$2,600,368	10.6%

Segment earnings	$172,223	$144,245	19.4%	$454,841	$400,145	13.7%
Operating margin	17.1%	16.2%		15.8%	15.4%

Segment EBITDA	205,184	167,305	22.6%	$551,635	$466,700	18.2%
Segment EBITDA margin	20.4%	18.8%		19.2%	17.9%

Other measures:
Depreciation and amortization	$32,961	$23,060	42.9%	$96,794	$66,555	45.4%

Bookings
Refrigeration & Industrial	$662,464	$600,065	10.4%	$2,202,394	$1,978,199	11.3%
Fluid Solutions	222,402	197,767	12.5%	659,525	586,617	12.4%
Eliminations	(372)	(258)		(1,177)	(1,042)
	$884,494	$797,574	10.9%	$2,860,742	$2,563,774	11.6%

Backlog
Refrigeration & Industrial				$482,069	$515,285	(6.4)%
Fluid Solutions				182,557	156,191	16.9%
Eliminations				(113)	(94)
				$664,513	$671,382	(1.0)%

Components of revenue growth:			Q3 2013 vs. Q3 2012			YTD 2013 vs. 2012
Organic growth			2.8%			0.9%
Acquisitions			8.8%			9.3%
Foreign currency translation			1.0%			0.4%
			12.6%			10.6%

Third Quarter 2013 Compared to the Third Quarter 2012

Engineered System revenue for the third quarter of 2013 increased $112.8 million, or 12.6%, driven by an 8.8% increase from recent acquisitions, organic growth of 2.8%, and a 1.0% favorable impact from foreign currency translation.

•	Revenue from our Refrigeration and Industrial platform, which serves our refrigeration and food equipment, waste and recycling, and other industrial end-markets, increased $104.2 million, or 15.5%.

•
Revenue from refrigeration and food equipment (representing 45.6% of 2013 third quarter segment revenue) increased 26.6% over the comparable prior year quarter. Recent acquisitions, increased demand for refrigeration equipment and increased demand for beverage can-making equipment drove the revenue increase as compared to the prior year quarter.

•
Performance by our businesses serving the waste and recycling and other industrial markets (representing 31.8% of 2013 third quarter segment revenue) increased 2.5% over the comparable prior year quarter, driven by the impact of a recent acquisition, higher demand for waste equipment for large regional haulers, and increased demand in markets serving vehicle service businesses, partially offset by lower demand for equipment serving the mining, utilities, military, and industrial automation machinery sectors.

•
Revenue for our Fluid Solutions platform (representing 22.6% of 2013 third quarter segment revenue) increased 4.0% reflecting the favorable impact of a recent acquisition and increased shipments on a specific project in the pump market.

Engineered Systems earnings increased $28.0 million, or 19.4%, due to higher volume, favorable net material cost and productivity improvements, partially offset by increased acquisition-related costs. Engineered Systems incurred non-recurring charges during the third quarter of 2013 that resulted in a net unfavorable impact to earnings of $0.5 million. These charges included gains on insurance settlements related to property damage totaling $2.1 million for the quarter, which were more than offset by other miscellaneous non-recurring items, none of which were individually significant.

Bookings for the third quarter of 2013 increased 10.9%. Backlog at September 30, 2013 decreased 1.0% as compared to prior year period, due to higher pump equipment, refrigeration equipment and other industrial equipment orders.

Nine Months Ended September 30, 2013 Compared to the Nine Months Ended September 30, 2012

Engineered Systems revenue for the nine months ended September 30, 2013 increased $276.4 million or 10.6%, driven by a 9.3% growth from recent acquisitions, 0.9% organic revenue growth and a favorable impact of 0.4% from foreign currency translation. The revenue trends for the nine month period were relatively consistent in each of our end markets to those outlined for the quarter, with the exception of the unfavorable impact of reduced shipments to a key retail customer on a specific project in the refrigeration market.

Earnings for the nine months ended September 30, 2013 increased $54.7 million, or 13.7%, compared to the 2012 period, as a result of increased volume, favorable net material cost and productivity improvements. Operating margin increased 40 basis points compared to prior year period, as favorable net material cost, favorable pricing and productivity savings more than offset acquisition-related costs.

Printing & Identification

Our Printing & Identification segment is a worldwide supplier of precision marking and coding, dispensing, printing, soldering, coating, inspection and testing equipment and related consumables and services.  The segment serves two broad global end- markets:   FMCG and Industrial.

	Three Months Ended September 30,				Nine Months Ended September 30,
(dollars in thousands)	2013	2012		% Change	2013	2012	% Change
Revenue:
Fast Moving Consumer Goods	$152,423	$145,639		4.7%	$446,919	$436,284	2.4%
Industrial	104,148	101,306		2.8%	298,175	306,106	(2.6)%
Total	$256,571	$246,945		3.9%	$745,094	$742,390	0.4%

Segment earnings	$42,881	$39,502		8.6%	$108,600	$94,509	14.9%
Operating margin	16.7%	16.0%			14.6%	12.7%

Segment EBITDA	50,582	48,279		4.8%	$131,537	$120,113	9.5%
Segment EBITDA margin	19.7%	19.6%			17.7%	16.2%

Other measures:
Depreciation and amortization	$7,701	$8,777		(12.3)%	$22,937	$25,604	(10.4)%
Bookings	256,211	244,611		4.7%	752,710	746,117	0.9%
Backlog			—		105,699	98,356	7.5%

Components of revenue growth:				Q3 2013 vs. Q3 2012			YTD 2013 vs. 2012
Organic growth				2.9%			0.4%
Acquisitions				0.4%			0.1%
Foreign currency translation				0.6%			(0.1)%
				3.9%			0.4%

Third Quarter 2013 Compared to the Third Quarter 2012

Printing & Identification segment revenue increased $9.6 million, or 3.9%, compared to the third quarter of 2012 primarily attributable to organic growth of 2.9%, as well as favorable foreign currency translation impact and accretive contribution from acquisitions.

•
FMCG revenue (representing 59.4% of 2013 third quarter segment revenue) grew $6.8 million, or 4.7% quarter over quarter. Revenue growth was favorably impacted by market improvements in Europe and developing markets.

•
Industrial revenue (40.6% of 2013 third quarter segment revenue) increased $2.8 million, or 2.8%, compared with the prior year quarter due to strength in our industrial market and coding and industrial dispensing businesses, which more than offset the continued softness in the bar code printing business.

Printing & Identification segment earnings increased $3.4 million, or 8.6%, for the three months ended September 30, 2013 as compared to the prior year period, resulting in an operating margin increase of 70 basis points. The earnings increase is primarily attributable to ongoing productivity improvements and modestly improving volume.
Third quarter 2013 bookings increased 4.7% from the prior year comparable quarter, and backlog increased 7.5%, driven by our FMCG end markets. Book to bill for the third quarter of 2013 was 1.0.
Nine Months Ended September 30, 2013 Compared to the Nine Months Ended September 30, 2012

Printing & Identification segment revenue increased $2.7 million, or 0.4%, compared to the nine months ended September 30, 2012 attributable primarily to organic revenue growth in the FMCG end market, partially offset by lower industrial end market revenue in the first half of 2013. Organic growth in the FMCG end market contributed 2.4% to the year over year revenue increase, which was offset by a contraction in our industrial end markets of 2.6%. Acquisition-related year over year growth, as well as foreign currency translation impact, did not have a significant impact on the year over year results.
Printing & Identification segment earnings increased $14.1 million, or 14.9%, for the nine months ended September 30, 2013 compared to the comparable prior year period, resulting in an operating margin increase of 190 basis points. The increase in year to date earnings continues to be driven by higher FMCG volumes, ongoing productivity improvements and restructuring benefits, which more than offset the softness in the industrial end market.

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

Cash Flow Summary

The following table is derived from our unaudited Condensed Consolidated Statement of Cash Flows:

	Nine Months Ended September 30,
Cash Flows from Continuing Operations (in thousands)	2013	2012
Net Cash Flows Provided By (Used In):
Operating activities	$723,060	$690,501
Investing activities	(262,540)	(567,238)
Financing activities	(523,835)	(535,246)

Operating Activities

Cash provided by operating activities for the nine months ended September 30, 2013 increased approximately $32.6 million compared to the comparable period in 2012, driven by several factors, primarily attributable to an increase in net earnings before depreciation and amortization of $210.4 million, partially offset by lower accruals related to long-term and annual incentive compensation payouts.

Adjusted Working Capital

Adjusted working capital (a non-GAAP measure calculated as accounts receivable, plus inventory, less accounts payable) increased from December 31, 2012 by $261.8 million, or 18.1%, to $1.7 billion, which reflected an increase in receivables and inventories of $211.6 million and $76.8 million, respectively, generally due to a higher sales volume, partially offset by an increase in accounts payable of $26.6 million.  Excluding acquisitions and the effects of foreign exchange translation, adjusted working capital increased by $239.0 million, or 16.5%.

Investing Activities

Cash used in investing activities generally results from cash outflows for capital expenditures and acquisitions, partially offset by proceeds from sales of businesses and property, plant and equipment.  For the nine months ended September 30, 2013, we used cash in investing activities of $262.5 million as compared to $567.2 million for the same period of 2012, driven mainly by the following factors:

•
Acquisitions. During 2013, we deployed $119.0 million to acquire several businesses across our segments. In the prior year, we used $399.3 million to acquire three businesses, including $282 million for Maag Pump Systems, a European acquisition for our fluid solutions platform within our Engineered Systems segment. Cash paid for acquisitions of $354.3 million in 2012 is net of $45 million received as final payment for settlement of purchase price adjustments for post-acquisition contingencies relating to the 2011 Sound Solutions acquisition. We also had restricted cash of $10.8 million in the prior year period as cash collateral to secure Maag's outstanding bank guarantees at the date of acquisition.

•
Capital spending. Our capital expenditures decreased $51.4 million for the first nine months of 2013 as compared to the same period in the prior year. The prior year reflected capacity expansions within our high-growth businesses to support initiatives in the handset market, as well as the energy and fluid solutions end markets. We expect full-year 2013 capital expenditures to approximate 3.0% of revenue.

We anticipate that capital expenditures and any acquisitions we make through the remainder of 2013 will be funded from available cash and internally generated funds and, if necessary, through the issuance of commercial paper, use of established lines of credit or public debt or equity markets.

Financing Activities

Our cash flow from financing activities generally relates to a use of cash for purchase of our common stock and payment of dividends, offset by net borrowing activity and proceeds from exercise of stock options.  For the nine months ended September 30, 2013 and 2012, we used cash totaling $523.8 million and $535.2 million, respectively, for financing activities, with the activity primarily attributable to the following:

•
Treasury purchases. In November 2012, Dover's Board of Directors approved an additional $1.0 billion stock repurchase program to drive additional shareholder value. We used $407.9 million to repurchase common stock in the 2013 period, $14.4 million more than was used in the comparable period of 2012. As of September 30, 2013, the dollar amount still available for repurchase under the November 2012 share repurchase program was $342.6 million.

•
Notes payable and long-term debt. During the nine months ended 2013, we issued commercial paper approximating $1,137.0 million, of which approximately $1,076.0 million was paid during the period, resulting in net activity of approximately $61.0 million. The Company generally uses commercial paper borrowings for general corporate purposes, as well as the funding of acquisitions and the repurchase of its common stock. The long-term debt account has remained relatively stable in the current and prior periods.

•	Proceeds from the exercise of stock options. We received $31.1 million less in proceeds from employee exercises of stock options in the 2013 period as compared to 2012.

•	Dividend payments. We paid $5.0 million more in dividends to common shareholders in current year period as compared to the prior year period.

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

The following table reconciles our free cash flow to cash flow provided by operating activities:

	Nine Months Ended September 30,
Free Cash Flow (dollars in thousands)	2013	2012
Cash flow provided by operating activities	$723,060	$690,501
Less: Capital expenditures	(157,475)	(208,849)
Free cash flow	$565,585	$481,652
Free cash flow as a percentage of revenue	8.7%	7.9%

For the nine months ended September 30, 2013, we generated free cash flow of $565.6 million, representing 8.7% of revenue and 74.9% of net earnings from continuing operations, while continuing to make investments necessary to support our growth. Free cash flow generated during the period reflects typical seasonality.  The free cash flow generated in the first nine months of 2013 is $83.9 million higher than the amount generated in the comparable 2012 period, mainly due to a decline in capital spending and an increase in cash flow provided by operating activities as compared to the prior year period as discussed above. In addition, during the current year period, we paid $8.0 million in one-time spin off transactions costs. Excluding these one-time costs, free cash flow as a percentage of revenue for the nine months ended is 8.8%. We expect to generate free cash flow for the year of approximately 10% of revenues, consistent with our historical performance.

Net Debt to Net Capitalization

We utilize the net debt to net capitalization calculation (a non-GAAP measure) to assess our overall financial leverage and capacity and believe the calculation is useful to investors for the same reason.  The following table provides a reconciliation of net debt to net capitalization to the most directly comparable GAAP measures:

Net Debt to Net Capitalization Ratio (dollars in thousands)	September 30, 2013	December 31, 2012
Current maturities of long-term debt	$3,235	$3,266
Commercial paper	668,900	607,500
Long-term debt	2,190,156	2,189,350
Total debt	2,862,291	2,800,116
Less: Cash and cash equivalents	(739,824)	(800,076)
Net debt	2,122,467	2,000,040
Add: Stockholders' equity	5,284,425	4,919,230
Net capitalization	$7,406,892	$6,919,270
Net debt to net capitalization	28.7%	28.9%

Our net debt to net capitalization ratio remained relatively consistent period over period, at 28.7% at September 30, 2013 and 28.9% at December 31, 2012. An increase in our debt due to the issuance of commercial paper in 2013 and a decrease in cash generated from operations drove the net debt increase, while equity levels driven by net earnings substantially increased.

We use commercial paper borrowings for general corporate purposes, including the funding of acquisitions and the repurchasing of our common stock.  We currently maintain an unsecured revolving credit facility with a syndicate of banks which permits borrowings up to $1 billion and expires on November 10, 2016.  This facility is used primarily as liquidity back-up for our commercial paper program.  We have not borrowed any funds under this facility nor do we anticipate doing so. If we were to draw down a loan, at our election, the loan would bear interest at a Eurodollar or Sterling rate based on LIBOR, plus an applicable margin ranging from 0.565% to 1.225% (subject to adjustment based on the rating accorded our senior unsecured debt by S&P and Moody’s) or at a base rate pursuant to a formula defined in the facility. Under this facility, we are required to maintain an interest coverage ratio of EBITDA to consolidated net interest expense of not less than 3.0 to 1.  We were in compliance with this covenant and our other long-term debt covenants at September 30, 2013 and had a coverage ratio of 14.9 to 1.  We are not aware of any potential impairment to our liquidity and expect to remain in compliance with all of our debt covenants.

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

At September 30, 2013, our cash and cash equivalents totaled $739.8 million, of which $687.7 million was held outside the United States. Cash and equivalents are invested in highly liquid investment-grade money market instruments and bank deposits with maturities of three months or less. We regularly invest cash in excess of near-term requirements in money market instruments or short-term investments, which consist of investment grade time deposits with original maturity dates at the time of purchase of no greater than three months.

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

At September 30, 2013, we have an outstanding floating-to-floating cross currency swap agreement for a total notional amount of $50.0 million in exchange for CHF 65.1 million, which matures on October 15, 2015.  This transaction continues to hedge a portion of our net investment in CHF-denominated operations.  The agreement qualifies as a net investment hedge and the effective portion of the change in fair value is reported within the cumulative translation adjustment section of other comprehensive income.  The fair value at September 30, 2013 reflected a loss of $22.8 million due to the strengthening of the Swiss franc relative to the U.S. dollar over the term of this arrangement.

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

Recent Accounting Standards

See Part 1, Notes to Unaudited Condensed Consolidated Financial Statements, Note 17. Recent Accounting Standards.  The adoption of recent accounting standards as included in Note 17. Recent Accounting Standards in the unaudited Condensed Consolidated Financial Statements has not had and is not expected to have a significant impact on our revenue, earnings or liquidity.

Special Notes Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q, especially “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, contains “forward-looking” statements within the meaning of the Securities Act of 1933, as amended, the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. Such statements relate to, among other things, income, earnings, cash flows, changes in operations, operating improvements, industries in which Dover businesses operate and the U.S. and global economies. Statements in this Form 10-Q that are not historical are hereby identified as “forward-looking statements” and may be indicated by words or phrases such as “anticipates,” “supports,” “indicates,” “suggests,” “will,” “plans,” “projects,” “expects,” “believes,” “should,” “would,” “could,” “forecast,” “management is of the opinion,” or the use of the future tense and similar words or phrases. Forward-looking statements are subject to inherent risks and uncertainties that could cause actual results to differ materially from current expectations including, but not limited to, the state of the worldwide economy and sovereign credit, especially in Europe; political events that could impact the worldwide economy; the impact of natural disasters and their effect on global supply chains and energy markets; current economic conditions and uncertainties in the credit and capital markets; instability in countries where Dover conducts business; the ability of Dover’s businesses to expand into new geographic markets and to anticipate and meet customer demands for new products and product enhancements; increased competition and pricing pressures in the markets served by Dover’s businesses; the impact of the proposed spin off of Knowles and our ability to consummate the spin off on the anticipated time line or terms; the terms and timing of the sale of any business in discontinued operations; the impact of loss of a single-source manufacturing facility; changes in customer demand or loss of a significant customer; the relative mix of products and services which impacts margins and operating efficiencies; short-term capacity constraints; increases in the cost of raw materials; domestic and foreign governmental and public policy changes including environmental regulations, conflict minerals disclosure requirements, and tax policies (including domestic and international export subsidy programs, R&E credits and other similar programs); protection and validity of patent and other intellectual property rights; the ability to identify and successfully consummate value-adding acquisition opportunities; the Company’s ability to achieve expected savings from integration, synergy and other cost-control initiatives; unforeseen developments in contingencies such as litigation; international economic conditions including interest rate and currency exchange rate fluctuations; possible future terrorist threats and their effect on the worldwide economy; and a downgrade in Dover’s credit ratings. Readers are cautioned not to place undue reliance on such forward-looking statements. These forward-looking statements speak only as of the date made. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There has been no significant change in our exposure to market risk during the nine months ended September 30, 2013. For a discussion of our exposure to market risk, refer to Item 7A, Quantitative and Qualitative Disclosures about Market Risk, contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

Item 4. Controls and Procedures

At the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2013.

During the third quarter of 2013, there were no changes in the Company’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. In making its assessment of changes in internal control over financial reporting as of September 30, 2013, management has excluded all companies acquired in purchase business combinations during the twelve months ended September 30, 2013.  The Company is currently assessing the control environments of these acquisitions.  These companies are wholly-owned by the Company and their total revenue for the nine months ended September 30, 2013 represents approximately 4.5% of the Company’s consolidated revenue for the same period. Their excluded assets represent approximately 2.3% of the Company’s consolidated assets at September 30, 2013.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

See Part I, Notes to unaudited Condensed Consolidated Financial Statements, Note 13. Commitments and Contingent Liabilities.

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

The proposed spin off is a complex transaction that is subject to, amongst other things, final approval by our Board of Directors and tax rulings and regulatory approvals, including the effectiveness of a registration statement filed by Knowles with the Securities and Exchange Commission. Delays in obtaining the various approvals and rulings could delay or prevent the proposed spin off.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable.

(b)	Not applicable.

(c)	The table below presents shares of Dover stock which we acquired during the quarter.

				Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased under the Plans or Programs (2)
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	May 2012 Program	November 2012 Program
July 1 to July 31	—	$—	—	3,908,289	$399,301
August 1 to August 31	573,213	87.25	573,213	3,908,289	349,301
September 1 to September 30	76,627	87.92	76,627	3,908,289	342,565
For the Third Quarter	649,840	$87.33	649,840	3,908,289	$342,565

(1)
In May 2012, the Board of Directors renewed its standing authorization of the Company's share repurchase program, on terms consistent with its prior five-year authorization which expired at that time. This renewal authorizes the repurchase of up to 10,000,000 shares of the Company's common stock during the five-year period ending May 2017. We did not make any repurchases under this program during the third quarter. Additionally, in November 2012, the Board of Directors approved a $1 billion share repurchase program authorizing repurchases of Dover's common shares over the following 12 to 18 months. All 649,840 shares repurchased during the third quarter were acquired under the November 2012 program.

(2)
As of September 30, 2013, the number of shares still available for repurchase under the May 2012 share repurchase authorization was 3,908,289. The approximate dollar amount still available for repurchase under the November 2012 share repurchase authorization was $342,565.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(a)	Amendments to Pension Plan, Pension Replacement Plan, and Deferred Compensation Plan

In July 2013, the Company's Benefits Committee approved and the Company communicated to employees that, effective January 1, 2014, it would close to new participants the Company’s Pension Plan, a tax-qualified defined benefit plan covering a significant portion of its U.S. salaried and hourly employees, and the Company’s Pension Replacement Plan, a non-qualified defined benefit plan covering certain executives of the Company.  Employees who become participants in such plans prior to January 1, 2014, would continue to participate in such plans and earn additional pension benefits, but no new participants would be admitted.  The Company also announced its intention to cease benefit accruals in the Company’s Pension Plan and the Pension Replacement Plan effective December 31, 2023.  After December 31, 2023, participants’ benefits under such plans would be frozen.

On October 15, 2013, the Company’s Benefits Committee adopted formal amendments to the Company’s Pension Plan and the Pension Replacement Plan to adopt the closure to new participants effective January 1, 2014.  The Benefits Committee also amended the plans on October 15, 2013 to state the intention of the Company to freeze benefits under such plans effective December 31, 2023.

On October 15, 2013, the Benefits Committee also amended, effective January 1, 2014, the Company’s Deferred Compensation Plan, a non-qualified deferred compensation plan covering certain executives of the Company and its subsidiaries.  The Committee amended the plan for two major reasons. The first is to allow participants to defer compensation under the plan only to the extent it is in excess of the compensation limit under the Company's tax-qualified Section 401(k) Retirement Savings Plan, which is presently $255,000. The second is to provide participants who are not eligible to participate in the Pension Replacement Plan with the same level of matching and other employer contributions that they would have received under the Retirement Savings Plan if the $255,000 compensation limit under the Retirement Savings Plan did not apply. As amended, the plan operates similar to an "excess" deferred compensation plan in that it provides for employer contributions on salary and bonus in excess of the $255,000 compensation limit permitted under the tax-qualified Retirement Savings Plan.

Under the amended Deferred Compensation Plan, an eligible participant’s account will be credited with matching employer contributions on salary and bonus deferred under the plan each year on or after January 1, 2014 at the same rate as under the Company's Retirement Savings Plan, plus additional employer contributions at the same rate that the participant’s business unit makes "automatic" contributions and “profit sharing contributions” under the Company’s Retirement Savings Plan each year.

Future benefits to participants, including NEOs, are not estimable as they depend on participants' future compensation and deferral decisions.

(b)	None.

Item 6. Exhibits

10.1	First Amendment and Second Amendment to the Dover Corporation Deferred Compensation Plan (As Amended and Restated as of January 1, 2009)*

10.2	First Amendment to the Dover Corporation Pension Replacement Plan (As Amended and Restated as of January 1, 2010)*

31.1	Certificate pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, signed and dated by Brad M. Cerepak.

31.2	Certificate pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, signed and dated by Robert A. Livingston.

32	Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed and dated by Robert A. Livingston and Brad M. Cerepak.

101
The following materials from Dover Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 formatted in XBRL (eXtensible Business Reporting Language):  (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Statements of Comprehensive Earnings, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statement of Shareholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements.

* Executive compensation plan or arrangement

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report on Form
10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

DOVER CORPORATION

Date:	October 17, 2013	/s/ Brad M. Cerepak
Brad M. Cerepak,
Senior Vice President & Chief Financial Officer
(Principal Financial Officer)

Date:	October 17, 2013	/s/ Raymond T. McKay Jr.
Raymond T. McKay, Jr.,
Vice President, Controller
(Principal Accounting Officer)

EXHIBIT INDEX

10.1	First Amendment and Second Amendment to the Dover Corporation Deferred Compensation Plan (As Amended and Restated as of January 1, 2009)*

10.2	First Amendment to the Dover Corporation Pension Replacement Plan (As Amended and Restated as of January 1, 2010)*

31.1	Certificate pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, signed and dated by Brad M. Cerepak.

31.2	Certificate pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, signed and dated by Robert A. Livingston.

32	Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed and dated by Robert A. Livingston and Brad M. Cerepak.

101
The following materials from Dover Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 formatted in XBRL (eXtensible Business Reporting Language):  (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Statements of Comprehensive Earnings, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statement of Shareholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements.

* Executive compensation plan or arrangement