Form 10-K
period 2013-12-31
DOVER Corp
filed 2014-02-14
CIK 29905

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For fiscal year ended December 31, 2013

Commission File Number: 1-4018
Dover Corporation
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	53-0257888 (I.R.S. Employer Identification No.)

3005 Highland Parkway
Downers Grove, Illinois 60515
(Address of principal executive offices)

Registrant's telephone number: (630) 541-1540

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $1	New York Stock Exchange
2.125% Notes due 2020	New York Stock Exchange

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
(Do not check if a smaller reporting company)

 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of the close of business on June 30, 2013 was $13,254,013,509. The registrant’s closing price as reported on the New York Stock Exchange-Composite Transactions for June 30, 2013 was $77.66 per share. The number of outstanding shares of the registrant’s common stock as of February 6, 2014 was 170,017,999.

Documents Incorporated by Reference: Part III — Certain Portions of the Proxy Statement for Annual Meeting of Shareholders to be held on May 1, 2014 (the “2014 Proxy Statement”).

Special Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K, especially “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, contains “forward-looking” statements within the meaning of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. Such statements relate to, among other things, 2014 revenue growth and earnings per share, statements regarding the planned spin-off of Knowles, including the benefits of such transaction and the expected performance following the completion of the planned spin-off of Knowles, anticipated market conditions and our positions, expected contributions from acquisitions, as well as productivity initiatives, leverage on increased sales and share repurchase activities, operating and strategic plans, cash flows, industries in which Dover businesses operate and the U.S. and global economies. “Forward-looking statements” in this Annual Report on Form 10-K may be indicated by words or phrases such as “anticipates,” “expects,” “believes,” “indicates,” “suggests,” “will,” “plans,” “supports,” “projects,” “should,” “would,” “could,” “forecast” and “management is of the opinion,” or the use of the future tense. Forward-looking statements are subject to inherent risks and uncertainties that could cause actual results to differ materially from current expectations including, but not limited to, the state of the worldwide economy and sovereign credit; political events; the impact of natural disasters and their effect on global supply chains and energy markets; current economic conditions and uncertainties in the credit and capital markets; instability in countries where Dover conducts business; the ability of Dover’s businesses to expand into new geographic markets and to anticipate and meet customer demands for new products; increased competition and pricing pressures in the markets served by Dover’s businesses; the impact of the proposed spin-off and our ability to consummate it as anticipated as to fully realize the expected benefits of the spin-off; the terms and timing of the sale of any business in discontinued operations; the impact of loss of a single-source manufacturing facility; changes in customer demand or loss of a significant customer; the relative mix of products and services which impacts margins and operating efficiencies; short-term capacity constraints; increases in the cost of raw materials; domestic and foreign governmental and public policy changes including environmental regulations, conflict mineral disclosure requirements, and tax policies (including domestic and international export subsidy programs, R&E credits and other similar programs); protection and validity of patent and other intellectual property rights; the ability to identify and successfully consummate value-adding acquisition opportunities; the Company’s ability to achieve expected savings from integration, synergy and other cost-control initiatives; unforeseen developments in contingencies such as litigation; international economic conditions including interest rate and currency exchange rate fluctuations; possible future terrorist threats and their effect on the worldwide economy; and a downgrade in Dover’s credit ratings. Readers are cautioned not to place undue reliance on such forward-looking statements. These forward-looking statements speak only as of the date made. The Company undertakes no obligation to update any forward-looking statements, except as required by law.

The Company may, from time to time, post financial or other information on its Internet website, www.dovercorporation.com. The Internet address is for informational purposes only and is not intended for use as a hyperlink. The Company is not incorporating any material on its website into this report.

PART I

ITEM 1. BUSINESS

Overview

Dover Corporation is a diversified global manufacturer focusing on innovative equipment and components, specialty systems, and support services provided through its four major operating segments: Energy, Engineered Systems, Printing & Identification, and Communication Technologies. The Company's entrepreneurial business model encourages, promotes, and fosters deep customer engagement, which has lead to Dover's well-established and valued reputation for providing superior customer service and industry-leading product innovation. Unless the context indicates otherwise, references herein to “Dover,” “the Company,” and words such as “we,” “us,” and “our” include Dover Corporation and its subsidiaries. Dover was incorporated in 1947 in the State of Delaware and became a publicly traded company in 1955. Dover is headquartered in Downers Grove, Illinois and currently employs approximately 37,000 people worldwide within its continuing operations.

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

The following table shows the percentage of total revenue and segment earnings generated by each of our four segments for the years ended December 31, 2013, 2012 and 2011:

	Revenue			Segment Earnings
	2013	2012	2011	2013	2012	2011
Energy	26%	27%	26%	36%	39%	36%
Engineered Systems	43%	42%	42%	38%	35%	35%
Printing & Identification	12%	12%	14%	10%	10%	11%
Communication Technologies	19%	19%	18%	16%	16%	18%

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

Company Goals

We are committed to driving shareholder return through three key objectives. First, we are committed to achieving annual organic sales growth over the midterm of 3% to 5%, complemented by acquisition growth of 3% to 5% over the same period. Secondly, we continue to focus on segment margin expansion through productivity initiatives, including supply chain activities, strategic pricing, and portfolio shaping. Lastly, we are committed to generating free cash flow as a percentage of sales of approximately 10% through disciplined capital allocation, strong performance, productivity improvements, and active working capital management. We support these goals through (1) alignment of management compensation with financial objectives, (2) well-defined and actively managed merger and acquisition processes, and (3) talent development programs.

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

Disciplined capital allocation

Our businesses generate annual free cash flow of approximately 10% of revenue. We are focused on the most efficient allocation of our capital to maximize investment returns. To do this, we grow and support our existing businesses, with annual investment in capital spending approximating 2.5% of revenue with a focus on internal projects to expand markets, develop products, and boost productivity. We continue to evaluate our portfolio for strategic fit and intend to make additional acquisitions focused on our key growth spaces: consumer electronics, energy, product ID, refrigeration and food equipment, and fluid solutions. We consistently provide shareholder returns by paying dividends, which have increased annually over each of the last 58 years. We will also continue to repurchase our shares per our previously announced share repurchase programs.

Portfolio Development

Acquisitions

Our acquisition program has two key elements. First, we seek to acquire value creating add-on businesses that enhance our existing businesses either through their global reach and customers, or by broadening their product mix. Second, in the right circumstances, we will strategically pursue larger, stand-alone businesses that have the potential to either complement our existing businesses or allow us to pursue innovative technologies within our key growth spaces. Over the past three years (2011 – 2013), we have spent over $2.7 billion to purchase 26 businesses that strategically fit within our business model. This included the largest acquisition in our history, that of Sound Solutions in July of 2011 for net purchase consideration of approximately $779.3 million. By enhancing the product offerings serving the high growth handset market, the acquisition of Sound Solutions has enabled our Communication Technologies segment to be a global leader in audio components serving this market. In 2012, we spent approximately $603.2 million to acquire Anthony International, a leading manufacturer of specialty glass, commercial glass refrigerator and freezer doors, lighting systems, and display equipment. The acquisition of Anthony expands our portfolio of industry-leading technology in the refrigeration space and provides access to new geographies and new markets, most notably the convenience store market. Recent significant acquisitions have also included Harbison-Fischer, which we acquired for approximately $401.4 million at the beginning of 2011 in order to enhance our artificial lift portfolio within our Energy segment, Maag Pump Systems, a European acquisition for our Fluid Solutions platform, which we acquired in the first quarter of 2012 for approximately $265.8 million, Production Control Services, acquired in the second quarter of 2012 for consideration totaling $220.0 million, which added to our artificial lift technology in our Energy segment, and Finder Pompe, which we acquired in the fourth quarter of 2013 for approximately $142.2 million to expand our Fluid Solutions platform.

For more details regarding acquisitions completed over the past two years, see Note 3. Acquisitions in the Consolidated Financial Statements in Item 8 of this Form 10-K. Our future growth depends in large part on finding and acquiring successful businesses, as a substantial number of our current businesses operate in relatively mature markets. While we expect to generate annual organic growth of 3% - 4% over a long-term business cycle absent extraordinary economic conditions, sustained organic growth at these levels for individual businesses is difficult to achieve consistently each year. Our success is also dependent on the ability to successfully integrate our acquired businesses within our existing structure. To track post-merger integration and accountability, we utilize an internal tool kit and defined processes to help ensure synergies are realized and value is created, as had been planned when the acquisition was made.

Dispositions

We continually review our portfolio to evaluate whether our businesses continue to be essential contributors to our long-term strategy. Occasionally, we may also make an opportunistic sale of one of our businesses based on specific market conditions and strategic considerations. Accordingly, in an effort to reduce our exposure to cyclical markets and focus on our higher margin growth spaces, during the past three years (2011 – 2013) we have sold four businesses for aggregate consideration of $604.8 million. Over the same period, disposals of a few minor non-core divisions of our businesses generated additional proceeds of $8.5 million. In addition, the Company signed a definitive agreement in 2013 to sell DEK International within the Printing & Identification segment, and expects to complete the sale of this business in the first half of 2014.

The financial position and results of operations for these businesses have been presented as discontinued operations for all periods presented. For more details, see Note 4. Disposed and Discontinued Operations in the Consolidated Financial Statements in Item 8 of this Form 10-K.

Spin-Off of Knowles

On May 23, 2013, Dover announced its Board of Directors approved a preliminary plan to spin-off certain of its communication technologies businesses into a stand-alone, publicly-traded company known as Knowles Corporation ("Knowles"). On February 6, 2014, Dover announced that its Board of Directors approved the separation of Knowles from Dover through the pro rata distribution by Dover of 100% of the common stock of Knowles to Dover's stockholders on February 28, 2014. In addition, on February 10, 2014, the U.S. Securities and Exchange Commission declared Knowles' Registration Statement on Form 10 effective. As a result, the following is expected to occur: (1) the distribution of Knowles' shares would be made on February 28, 2014 to Dover stockholders of record as of the close of business on February 19, 2014, the record date for the distribution, (2) on the distribution date, Dover stockholders will receive one share of Knowles common stock for every two shares of Dover common stock held as of the record date, and (3) following the distribution, Knowles will be an independent, publicly traded company on the New York Stock Exchange (utilizing ticker symbol "KN") and Dover will retain no ownership interest in Knowles. The distribution has been structured to be tax-free to Dover and its shareholders for U.S. federal income tax purposes.The results of operations, financial condition and cash flows for the businesses to be transferred to Knowles and included in the spin-off are, and will continue to be, presented within Dover's consolidated financial statements as continuing operations within the Communication Technologies segment until the spin-off is complete (which is expected to occur on February 28, 2014), upon which the financial presentation of these businesses will be included within Dover's discontinued operations. Following the spin-off of Knowles, Dover expects to align its segment structure to ensure it is properly organized to execute its future growth plans.

Business Segments

As noted previously, we currently operate through four business segments that are aligned with the key end-markets they serve and comprise our operating and reportable segments: Energy, Engineered Systems, Printing & Identification, and Communication Technologies. For financial information about our segments and geographic areas, see Note 17. Segment Information in the Consolidated Financial Statements in Item 8 of this Form 10-K.

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

Engineered Systems

Our Engineered Systems segment combines its engineering technology, unique product advantages, and applications expertise to address market needs and requirements including sustainability, consumer product safety needs, and growth in emerging economies. To better serve its end-markets, the segment manages its products and services through two core business platforms, Refrigeration & Industrial and Fluid Solutions, as described below.

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

Communication Technologies

Our Communication Technologies segment serves the following major markets: consumer electronics, aerospace/defense, medical technology and telecom/other.

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

Research and Development

Our businesses are encouraged to develop new products as well as to upgrade and improve existing products to satisfy customer needs, expand revenue opportunities domestically and internationally, maintain or extend competitive advantages, improve product reliability, and reduce production costs. During 2013, we spent $185.6 million for research and development, including qualified engineering costs. In 2012 and 2011, research and development spending totaled $189.8 million and $175.5 million, respectively.

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

Customers

We serve thousands of customers, no one of which accounted for more than 10% of our consolidated revenue in 2013. Given our diversity of served markets, customer concentrations are quite varied. Businesses supplying the waste and recycling, agricultural, defense, energy, automotive, commercial refrigeration, handset, and hearing aid industries tend to deal with a few large customers that are significant within those industries. This also tends to be true for businesses supplying the power generation, aerospace, and chemical industries. In the other markets served, there is usually a much lower concentration of customers, particularly where the companies provide a substantial number of products and services applicable to a broad range of end-use applications.

Certain of our businesses, particularly within the Communication Technologies segment, serve the military, space, aerospace, commercial, and telecom infrastructure markets. Their customers include some of the largest businesses in these markets. In addition, many of the OEM customers within the Communication Technologies segment outsource their manufacturing to Electronic Manufacturing Services (“EMS”) companies. Other customers include global cell phone and hearing aid manufacturers and many of the largest global EMS companies, particularly in China.

Backlog

Backlog is more relevant to our businesses that produce larger and more sophisticated machines or have long-term government contracts, primarily for the global pump and refrigeration and food equipment markets of our Engineered Systems segment, as well as the aerospace/defense market of our Communication Technologies segment. Our total backlog relating to our continuing operations as of December 31, 2013 and 2012 was $1.6 billion and $1.5 billion, respectively.

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

Segment	End Market	Key Competitors
Energy	Drilling	DeBeers Group (Element Six), Schlumberger Ltd. (MegaDiamond)
	Production	Weatherford International Ltd., General Electric (Lufkin) Industries, Paccar Inc.
	Downstream	Danaher Corp. (Gilbarco Veeder-Root), Franklin Electric, Gardner Denver, Inc. (Emco Wheaton)
Engineered Systems	Refrigeration and food systems	Hussman Corp., Heatcraft Worldwide Refrigeration (Kysor/Warren), Manitowoc Company, Illinois Tool Works
	Other industrial	Oshkosh Corp. (McNeilus), Siemens AG (Weiss GmbH), Challenger Lifts, Labrie Enviroquip Group, and numerous others
	Fluid solutions	IDEX Corp, Alfa Laval, Ingersoll Rand, Danfoss, SPX Corp.
Printing & Identification	Fast moving consumer goods	Danaher Corp. (Videojet), Domino Printing
	Industrial	Danaher Corp. (Videojet), Domino Printing, Zebra Technologies
Communication Technologies	Consumer electronics	AAC Technologies, GoerTek Inc.
	Medical technology	Sonion A/S
	Aerospace/Defense	Smiths Interconnect, SPS Technologies
	Telecom/Other	Rakon Ltd., NDK Ltd.

International

Consistent with our strategic focus on positioning our businesses for growth, we continue to increase our expansion into international markets, particularly in developing economies in South America, Asia, and Eastern Europe.

Most of our non-U.S. subsidiaries and affiliates are currently based in France, Germany, the Netherlands, Sweden, Switzerland, the United Kingdom and, with increasing emphasis, Australia, Canada, China, Malaysia, India, Mexico, Brazil, and Eastern Europe.

The following table shows annual revenue derived from customers outside the U.S. as a percentage of total annual revenue for each of the last three years, by segment and in total:

	% Non-U.S. Revenue by Segment
	Years Ended December 31,
	2013	2012	2011
Energy	35%	31%	32%
Engineered Systems	37%	37%	36%
Printing & Identification	72%	72%	74%
Communication Technologies	75%	73%	71%
Total percentage of revenue derived from customers outside of the U.S.	48%	46%	47%

Our percentage of revenue derived from customers outside of the U.S. increased slightly in 2013 as compared to 2012 as a result of improvement in Communication Technologies in the Asian markets and Energy's geographic expansion programs in the Middle East and Australia.

Our international operations are subject to certain risks, such as price and exchange rate fluctuations and non-U.S. governmental restrictions, which are discussed further in “Item 1A. Risk Factors.” For additional details regarding our non-U.S. revenue and the geographic allocation of the assets of our continuing operations, see Note 17. Segment Information to the Consolidated Financial Statements in Item 8 of this Form 10-K.

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

Employees

We had approximately 37,000 employees in our ongoing operations as of December 31, 2013, which was an increase of 6% from the prior year end. The increase is primarily the result of recent acquisitions, slightly offset by headcount reduction programs in certain businesses.

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

Approximately 48% of our revenues for 2013 and 46% of our revenues for 2012 were derived outside the United States. We continue to focus on penetrating global markets as part of our overall growth strategy and expect sales from outside the United States to continue to represent a significant portion of our revenues. In addition, many of our manufacturing operations and suppliers are located outside the United States.  Our international operations and our global expansion strategy are subject to general risks related to such operations, including:

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

Our competitive environment is complex because of the wide diversity of the products that our businesses manufacture and the markets they serve. In general, most of our businesses compete with only a few companies. Our ability to compete effectively depends on how successfully we anticipate and respond to various competitive factors, including new products and services that may be introduced by competitors, changes in customer preferences, new business models and technologies, and pricing pressures. If our businesses are unable to anticipate their competitors’ development of new products and services, and/or identify customer needs and preferences on a timely basis, or successfully introduce new products and services in response to such competitive factors, they could lose customers to competitors. If our businesses do not compete effectively, we may experience lower revenue, operating profits, and cash flows.

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

Our businesses’ domestic and international sales and operations are subject to risks associated with changes in local government laws (including environmental and export/import laws), regulations, and policies. Failure to comply with any of these laws could result in civil and criminal, monetary, and non-monetary penalties as well as potential damage to our reputation. In addition, we cannot provide assurance that our costs of complying with new and evolving regulatory reporting requirements and current or future laws, including environmental protection, employment, and health and safety laws, will not exceed our estimates. In addition, we have invested in certain countries, including Brazil, Russia, India, and China, and may in the future invest in other countries, any of which may carry high levels of currency, political, compliance, and economic risk. While these risks or the impact of these risks are difficult to predict, any one or more of them could adversely affect our businesses and reputation.

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

We expect to continue our strategy of seeking to acquire value creating add-on businesses that broaden our existing position and global reach as well as, in the right circumstances, strategically pursue larger acquisitions that could have the potential to either complement our existing businesses or allow us to pursue a new platform.  However, there can be no assurance that we will be able to continue to find suitable businesses to purchase, that we will be able to acquire such businesses on acceptable terms, or that all closing conditions will be satisfied with respect to any pending acquisition. If we are unsuccessful in our acquisition efforts, then our ability to continue to grow at rates similar to prior years could be adversely affected.  In addition, we face the risk that a completed acquisition may underperform relative to expectations. We may be unable to achieve synergies originally anticipated, exposed to unexpected liabilities and unable to to sufficiently integrate completed acquisitions into our current business and growth model. Further, if we fail to allocate our capital appropriately, in respect of either our acquisition program or organic growth in our operations, we could be overexposed in certain markets and geographies and unable to expand into adjacent products or markets.  These factors could potentially have an adverse impact on our operating profits and cash flows.

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

Our growth, profitability, and effectiveness in conducting our operations and executing our strategic plans depend in part on our ability to attract, retain, and develop qualified personnel, align them with appropriate opportunities, and maintain adequate succession plans for key management positions and support for strategic initiatives. If we are unsuccessful in these efforts, our operating results could be adversely affected and we could miss opportunities for growth and efficiencies.

•	Our business operations may be adversely affected by information systems interruptions or intrusion.

Our businesses rely on a number of information technologies to manage, store, and support business activities.  We have put in place a number of systems, processes, and practices designed to protect against intentional or unintentional misappropriation or corruption of our systems and information, disruption of our operations, or corruption of the software that supports our products.  Disruptions or cybersecurity attacks, such as unauthorized access, malicious software, or other violations may lead to exposure of proprietary or confidential information as well as potential data corruption.  Any intrusion may cause operational stoppages, loss of business, violations of applicable law, diminished competitive advantages or reputational damages, and increased operational costs for remedial activities.

•	Our reputation, ability to do business, and results of operations may be impaired by improper conduct by any of our employees, agents, or business partners.

While we strive to maintain high standards, we cannot provide assurance that our internal controls and compliance systems will always protect us from acts committed by our employees, agents, or business partners that would violate U.S. and/or non-U.S. laws or fail to protect our confidential information, including the laws governing payments to government officials, bribery, fraud, anti-kickback and false claims rules, competition, export and import compliance, money laundering, and data privacy laws, as well as the improper use of proprietary information or social media.  Any such violations of law or improper actions could subject us to civil or criminal investigations in the U.S. and in other jurisdictions, could lead to substantial civil or criminal, monetary and non-monetary penalties, and related shareholder lawsuits, could lead to increased costs of compliance and could damage our reputation.

•	Our exposure to exchange rate fluctuations on cross-border transactions and the translation of local currency results into U.S. dollars could negatively impact our results of operations.

We conduct business through our subsidiaries in many different countries, and fluctuations in currency exchange rates could have a significant impact on the reported results of operations, which are presented in U.S. dollars. A significant and growing portion of our products are manufactured in lower-cost locations and sold in various countries. Cross-border transactions, both with external parties and intercompany relationships, result in increased exposure to foreign exchange effects. Accordingly, significant changes in currency exchange rates, particularly the Euro, Pound Sterling, Swiss franc, Chinese Renminbi (Yuan), and the Canadian dollar, could cause fluctuations in the reported results of our businesses’ operations that could negatively affect our results of operations.  Additionally, the strengthening of certain currencies such as the Euro and U.S. dollar potentially exposes us to competitive threats from lower cost producers in other countries such as China. Our sales are translated into U.S. dollars for reporting purposes. The strengthening of the U.S. dollar could result in unfavorable translation effects as the results of foreign locations are translated into U.S. dollars.

•	Our borrowing costs may be impacted by our credit ratings developed by various rating agencies.

Three major ratings agencies (Moody’s, Standard and Poor’s, and Fitch Ratings) evaluate our credit profile on an ongoing basis and have each assigned high ratings for our long-term debt as of December 31, 2013.  Although we do not anticipate a material change in our credit ratings, if our current credit ratings deteriorate, then our borrowing costs could increase, including increased fees under our Five-Year Credit Facility, and our access to future sources of liquidity may be adversely affected.

•
The proposed spin-off of certain of our communication technologies businesses may not be completed on the currently contemplated timeline or terms, or at all, and may not achieve the intended benefits.

There can be no assurance that the spin-off of Knowles will be completed in the contemplated manner or timeframe, or at all. If the spin-off transaction is not completed in the contemplated manner or timeframe or not completed at all, among other things, the price of Dover's stock may decline.

We have and will continue to incur significant expenses in connection with the proposed transaction which may exceed our current expectations.

We cannot predict with certainty when the benefits expected from the proposed transaction will occur or the extent to which they will be achieved, if at all. For example, there can be no assurance that analysts and investors will place values on each of the independent companies that will equal a total value that is greater than that which Dover has today. In addition, if the proposed spin-off is consummated, our operational and financial profile will change and we will face new risks, including the possibility of reduced financial resources and less diversification of our revenue sources which could adversely impact our future results. In addition, the changes in our operational and financial profile may not meet some of our shareholders' investment strategies, which could cause investors to sell their shares and otherwise decrease demand for our common stock. Excess selling could cause the relative market price of our common stock to decrease and be subject to greater volatility following the consummation of the proposed spin-off.

•
If the spin-off, together with certain related transactions, does not qualify as a transaction that is generally tax-free for U.S. federal income tax purposes, we and our shareholders could be subject to significant tax liabilities.

A condition to the spin-off is the receipt by us of either (i) a private letter ruling from the Internal Revenue Service ("IRS") together with an opinion of Baker & McKenzie LLP, our tax counsel, substantively to the effect that, among other things, the distribution of shares to our shareholders, will qualify as tax-free for U.S. federal income tax purposes under Sections 355 and 368(a)(1)(D) of the Internal Revenue Code (the "Code"), or (ii) an opinion of Baker & McKenzie LLP, our tax counsel, substantively to the effect that, among other things, the spin-off will qualify as tax-free for U.S. Federal income tax purposes under Sections 355 and 36x(c)(i)(D) of the Code. We received an opinion from Baker & McKenzie LLP that the spin-off will so qualify, which opinion is expected to be confirmed on the distribution date of the Knowles spin-off. The opinion relies on certain facts, assumptions, representations and undertakings of us and Knowles, including those regarding the past and future conduct of certain of our businesses and other matters. If any of these facts, assumptions, representations or undertakings are incorrect or not satisfied, we may not be able to rely on the opinion, and we and our shareholders could be subject to significant tax liabilities. Notwithstanding the opinion of tax counsel, the IRS could determine on audit that the distribution is taxable if it determines that any of these facts, assumptions, representations or undertakings are not correct or have been violated or if it disagrees with the conclusions in the opinion. In addition, we and Knowles intend for certain related transactions to qualify for tax-free treatment under federal, state and local tax law and/or foreign tax law.

If the distribution is determined to be taxable for U.S. federal income tax purposes, we and our shareholders that are subject to U.S. federal income tax could incur significant U.S. federal income tax liabilities. For example, if the distribution fails to qualify for tax-free treatment, we would, for U.S. federal income tax purposes, be treated as if we had sold the Knowles common stock in a taxable sale for its fair market value, and our shareholders who are subject to U.S. federal income tax would be treated as receiving a taxable distribution in an amount equal to the fair market value of the Knowles common stock received in the distribution. In addition, if certain related transactions fail to qualify for tax-free treatment under federal, state and local tax law and/or foreign tax law, we could incur significant tax liabilities under U.S. federal, state, local and/or foreign tax law.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

The number, type, location and size of the properties used by our continuing operations as of December 31, 2013 are shown in the following charts, by segment:

	Number and nature of facilities			Square footage (in 000s)
	Manufacturing	Warehouse	Sales / Service	Owned	Leased
Energy	65	59	63	2,923	1,889
Engineered Systems	79	33	51	6,144	4,502
Printing & Identification	11	22	73	627	748
Communication Technologies	33	5	14	1,219	1,495

	Locations				Expiration dates of leased facilities (in years)
	North America	Europe	Asia	Other	Minimum	Maximum
Energy	147	12	9	4	1	12
Engineered Systems	75	43	22	8	1	10
Printing & Identification	13	28	42	2	1	7
Communication Technologies	18	9	10	1	1	15

We believe our owned and leased facilities are well-maintained and suitable for our operations.

ITEM 3. LEGAL PROCEEDINGS

A few of our subsidiaries are involved in legal proceedings relating to the cleanup of waste disposal sites identified under federal and state statutes which provide for the allocation of such costs among “potentially responsible parties.” In each instance, the extent of the subsidiary’s liability appears to be very small in relation to the total projected expenditures and the number of other “potentially responsible parties” involved and it is anticipated to be immaterial to us on a consolidated basis. In addition, a few of our subsidiaries are involved in ongoing remedial activities at certain plant sites, in cooperation with regulatory agencies, and appropriate reserves have been established. At December 31, 2013 and 2012, we have reserves totaling $30.3 million and $28.9 million, respectively, for environmental matters that are probable and estimable.

We and certain of our subsidiaries are, and from time to time may become, parties to a number of other legal proceedings incidental to our businesses. These proceedings primarily involve claims by private parties alleging injury arising out of the use of our businesses' products, exposure to hazardous substances or patent infringement, employment matters and commercial disputes. Management and legal counsel periodically review the probable outcome of such proceedings, the costs and expenses reasonably expected to be incurred, the availability and extent of insurance coverage, and established reserves. At December 31, 2013 and 2012, we have reserves totaling $0.9 million and $1.2 million for legal matters that are probable and estimable and not otherwise covered by insurance. While it is not possible at this time to predict the outcome of these legal actions, in the opinion of management, based on the aforementioned reviews, we are not currently involved in any legal proceedings which, individually or in the aggregate, could have a material affect on our financial position, results of operations, or cash flows.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

All of our officers are elected annually at the first meeting of the Board of Directors following our annual meeting of shareholders, and are subject to removal at any time by the Board of Directors. Our executive officers as of February 14, 2014, and their positions with Dover (and, where relevant, prior business experience) for the past five years, are as follows:

Name	Age	Positions Held and Prior Business Experience
Robert A. Livingston	60
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

Ivonne M. Cabrera	47
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

Brad M. Cerepak	54
Senior Vice President and Chief Financial Officer (since May 2011) of Dover; prior thereto Vice President and Chief Financial Officer (from August 2009 to May 2011) of Dover; prior thereto Vice President, Finance (from June 2009 to August 2009) of Dover; prior thereto Vice President and Controller (from August 2005 to June 2008) of Trane, Inc.

John F. Hartner	51
Vice President (since May 2011) of Dover and President and Chief Executive Officer (since November 2011) of Dover Printing & Identification; prior thereto Executive Vice President (from April 20l1 to November 2011) of Dover Engineered Systems; prior thereto Executive Vice President (from October 2007 to April 2011) of Dover Electronic Technologies.

Jay L. Kloosterboer	53
Senior Vice President, Human Resources (since May 2011) of Dover; prior thereto Vice President, Human Resources (from January 2009 to May 2011) of Dover; prior thereto Executive Vice President - Business Excellence (from May 2005 to January 2009) of AES Corporation.

Jeffrey S. Niew	47
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

Sivasankaran Somasundaram	48
Vice President (since January 2008) of Dover and President and Chief Executive Officer (since August 2013) of Dover Energy; prior thereto Executive Vice President (from November 2011 to August 2013) of Dover Energy; prior thereto Executive Vice President (from January 2010 to November 2011) of Dover Fluid Management; President (from January 2008 to December 2009) of Dover's Fluid Solutions Platform; prior thereto President (from May 2006 to January 2008) of Gas Equipment Group.

William W. Spurgeon, Jr.	55
Vice President (since October 2004) of Dover and President and Chief Executive Officer (since August 2013) of Dover Engineered Systems; prior thereto President and Chief Executive Officer (from November 2011 to August 2013) of Dover Energy; prior thereto President and Chief Executive Officer (from July 2007 to November 2011) of Dover Fluid Management.

Niclas Ytterdahl	49	Senior Vice President, Global Sourcing (since January 2012) of Dover; prior thereto Vice President, Global Strategic Sourcing (from April 2006 to December 2011) of AES Corporation.

Name	Age	Positions Held and Prior Business Experience
Kevin P. Buchanan	58	Vice President, Tax (since July 2010) of Dover; prior thereto Deputy General Counsel, Tax (from November 2009 to June 2010) and Vice President, Tax (from May 2000 to October 2009) of Monsanto Company.
C. Anderson Fincher	43
Vice President (since May 2011) of Dover and Executive Vice President (since November 2011) of Dover Engineered Systems; prior thereto Executive Vice President (from May 2009 to November 2011) of Dover Industrial Products; prior thereto President (from January 2005 to May 2009) of Heil Trailer International.

Paul E. Goldberg	50	Vice President, Investor Relations (since November 2011) of Dover; prior thereto Treasurer and Director of Investor Relations (from February 2006 to November 2011) of Dover.
Raymond T. McKay, Jr.	60	Vice President (since February 2004) and Controller (since November 2002) of Dover.
Brian P. Moore	43
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

James H. Moyle	61
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

Michael Y. Zhang	50
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

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Dividends

The principal market in which Dover common stock is traded is the New York Stock Exchange. Information on the high and low sales prices of our stock and the frequency and the amount of dividends paid during the last two years is as follows:

	2013			2012
	Market Prices		Dividends per Share	Market Prices		Dividends per Share
	High	Low		High	Low
First Quarter	$74.62	$65.40	$0.350	$67.20	$56.81	$0.315
Second Quarter	80.75	67.45	0.350	64.36	50.88	0.315
Third Quarter	92.87	75.96	0.375	61.64	50.27	0.350
Fourth Quarter	97.00	85.10	0.375	65.80	54.90	0.350
			$1.450			$1.330

Holders

The number of holders of record of Dover common stock as of January 31, 2014 was approximately 19,653. This figure includes participants in our domestic 401(k) program.

Securities Authorized for Issuance Under Equity Compensation Plans

Information regarding securities authorized for issuance under our equity compensation plans is contained in Part III, Item 12 of this Form 10-K.

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

During the fourth quarter of 2013, we made the following purchases of Dover shares:

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value in Thousands) of Shares that May Yet Be Purchased under the Plans or Programs (2)
Period				May 2012 Program	November 2012 Program
October 1 to October 31	550,645	$90.82	550,645	3,908,289	$292,565
November 1 to November 30	—	—	—	3,908,289	292,565
December 1 to December 31	—	—	—	3,908,289	292,565
For the Fourth Quarter	550,645	$90.82	550,645	3,908,289	$292,565

(1)
In May 2012, the Board of Directors renewed its standing authorization of the Company's share repurchase program, on terms consistent with its prior five-year authorization which expired at that time. This renewal authorizes the repurchase of up to 10,000,000 shares of the Company's common stock during the five-year period ending May 2017. We did not make any repurchases under this program during the fourth quarter. Additionally, in November 2012, the Board of Directors approved a $1.0 billion share repurchase program authorizing repurchases of Dover’s common shares over the following 12 to 18 months, which is expected to be completed in 2014. All 550,645 shares repurchased during the fourth quarter were acquired under the November 2012 program.

(2)
As of December 31, 2013, the number of shares still available for repurchase under the May 2012 share repurchase authorization was 3,908,289. The approximate dollar amount still available for repurchase under the November 2012 share repurchase authorization was $292,565 thousand.

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
This graph assumes $100 invested on December 31, 2008 in Dover Corporation common stock, the S&P 500 index, and a peer group index.

Gardner Denver Inc., a company that was part of the peer index group in 2012, was acquired by Kohlberg Kravis Roberts & Co. L.P. during 2013 and had since been removed from the index. The 2013 peer index consists of the following 36 public companies selected by the Company.

3M Company	FMC Technologies Inc.	Regal Beloit Corp.
Actuant Corp.	Honeywell International Inc.	Rockwell Automation Inc.
Ametek Inc.	Hubbell Incorporated	Roper Industries Inc.
Amphenol Corp.	IDEX Corporation	Snap-On Inc.
Cameron International	Illinois Tool Works Inc.	SPX Corporation
Carlisle Companies	Ingersoll-Rand PLC	Teledyne Technologies Inc.
Corning Inc.	Lennox International Inc.	Textron Inc.
Crane Company	Nordson Corp.	The Timken Company
Danaher Corporation	Pall Corporation	Tyco International Limited
Eaton Corporation	Parker-Hannifin Corp.	United Technologies Corp.
Emerson Electric Co.	Pentair Limited	Vishay Intertechnology Inc.
Flowserve Corporation	Precision Castparts Corp.	Weatherford International Limited

ITEM 6. SELECTED FINANCIAL DATA

dollars in thousands except share data	2013	2012	2011	2010	2009

Revenue	$8,729,813	$8,104,339	$7,369,154	$6,109,507	$5,055,796
Earnings from continuing operations	965,805	833,119	773,186	619,497	390,705
Net earnings	1,003,129	811,070	895,243	700,104	356,438

Basic earnings (loss) per share:
Continuing operations	$5.64	$4.59	$4.16	$3.31	$2.10
Discontinued operations	0.22	(0.12)	0.66	0.43	(0.18)
Net earnings	5.86	4.47	4.82	3.75	1.91

Weighted average shares outstanding	171,271,000	181,551,000	185,882,000	186,897,000	186,136,000

Diluted earnings (loss) per share:
Continuing operations	$5.57	$4.53	$4.09	$3.27	$2.09
Discontinued operations	0.22	(0.12)	0.65	0.43	(0.18)
Net earnings	5.78	4.41	4.74	3.70	1.91

Weighted average shares outstanding	173,547,000	183,993,000	188,887,000	189,170,000	186,736,000

Dividends per common share	$1.45	$1.33	$1.18	$1.07	$1.02

Capital expenditures	$236,833	$297,012	$262,676	$169,297	$108,639
Depreciation and amortization	421,616	357,585	290,477	229,237	217,981
Total assets	10,838,172	10,443,943	9,500,552	8,558,743	7,882,403
Total debt	2,828,479	2,800,116	2,187,252	1,807,476	1,860,884

All results and data in the table above reflect continuing operations, unless otherwise noted. As a result, the data presented above will not necessarily agree to previously issued financial statements. See Note 4. Disposed and Discontinued Operations in the Consolidated Financial Statements in Item 8 of this Form 10-K for additional information on disposed and discontinued operations and Note 3. Acquisitions for additional information regarding the impact of 2013 and 2012 acquisitions.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand our results of operations and financial condition for the three years ended December 31, 2013. The MD&A should be read in conjunction with our Consolidated Financial Statements and Notes included in Item 8 of this Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed elsewhere in this Form 10-K, particularly in Item 1A. “Risk Factors” and in the “Special Note Regarding Forward-Looking Statements” preceding Part I of this Form 10-K.

OVERVIEW AND OUTLOOK

Dover is a diversified global manufacturer focusing on innovative equipment and components, specialty systems, and support services provided through its four major operating segments: Energy, Engineered Systems, Printing & Identification, and Communication Technologies. The Company's entrepreneurial business model encourages, promotes, and fosters deep customer engagement, which has led to Dover's well-established and valued reputation for providing superior customer service and industry-leading product innovation. Unless the context indicates otherwise, references herein to “Dover,” “the Company,” and words such as “we,” “us,” and “our” include Dover Corporation and its subsidiaries.

Our Energy segment provides highly-engineered solutions for the safe and efficient extraction and handling of oil and gas in the production, downstream and drilling markets. Our Engineered Systems segment is comprised of two platforms, Refrigeration & Industrial and Fluid Solutions, which are industry leaders in the refrigeration and food equipment, certain other industrial markets and fluids systems. Our Printing & Identification segment provides integrated printing, coding, and dispensing solutions for the fast moving consumer goods and industrial markets. Our Communication Technologies segment is engaged in the design and manufacture of innovative products and components in the consumer electronics, aerospace/defense, medical technology and telecommunication/other markets.

We delivered solid growth during 2013, as our consolidated revenue increased 7.7%, representing organic growth of 2.9% and acquisition-related growth of 4.8%. The impact from foreign currency translation was negligible. Gross profit increased $232.7 million, or 7.5%, to $3.3 billion. We saw momentum in the second half of the year, as broad-based order and shipment activity was particularly strong at our businesses serving the refrigeration and food equipment, fast moving consumer goods, fluids, drilling and downstream energy markets. In the consumer electronics market, revenue growth was due to increased microelectronic mechanical (“MEMs”) microphone volumes resulting from new OEM product introductions and overall smartphone market growth. This growth was offset in part by the continued market decline of two OEM customers, principally affecting our speaker and receiver volumes. Overall, productivity initiatives and the leveraging of higher volumes, more than offset normal pricing concessions. For further discussion related to our consolidated and segment results, see "Consolidated Results of Operations" and "Segment Results of Operations", respectively, within Management's Discussion and Analysis of Financial Condition and Results of Operations.

Bookings increased 8.2% over the prior year to $8.7 billion, representing growth across all segments, with strong growth of 12.7% in Engineered Systems, and increases of 5.9% in Communications Technologies, 5.5% in Energy and 2.4% in Printing & Identification. Overall, the book-to-bill of 1.00 slightly improved over the prior year. Backlog increased 4.6% to $1.6 billion.

From a geographic perspective for the year, our North American markets were solid. Our European markets continued to show improvement throughout the year with incremental growth, driven by our short cycle business activity, complemented by project shipments. China and the rest of the world markets were strong.

On May 23, 2013, Dover announced its Board of Directors approved a preliminary plan to spin-off certain of its communication technologies businesses into a stand-alone, publicly-traded company known as Knowles Corporation ("Knowles"). On February 6, 2014, Dover announced that its Board of Directors approved the separation of Knowles from Dover through the pro rata distribution by Dover of 100% of the common stock of Knowles to Dover's stockholders on February 28, 2014. In addition, on February 10, 2014, the U.S. Securities and Exchange Commission declared Knowles' Registration Statement on Form 10 effective. As a result, the following is expected to occur: (1) the distribution of Knowles' shares would be made on February 28, 2014 to Dover stockholders of record as of the close of business on February 19, 2014, the record date for the distribution, (2) on the distribution date, Dover stockholders will receive one share of Knowles common stock for every two shares of Dover common stock held as of the record date, and (3) following the distribution, Knowles will be an independent, publicly traded company on the New York Stock Exchange (utilizing ticker symbol "KN") and Dover will retain no ownership interest in Knowles. The distribution has been structured to be tax-free to Dover and its shareholders for U.S. federal income tax purposes. The results of operations, financial condition and cash flows for the businesses to be transferred to Knowles and included in the spin-off are, and will continue to be, presented within Dover's consolidated financial statements as continuing operations within the Communication Technologies segment until the spin-off is complete (which is expected to occur on February 28, 2014), upon which the financial presentation of these businesses will be included within Dover's discontinued operations. One-time costs associated with the transaction are expected to be in the range of $60.0 to $70.0 million, of which $30.1 million has been incurred by Dover through December 31, 2013. Following the spin-off of Knowles, Dover expects to align its segment structure to ensure it is properly organized to execute its future growth plans.

As previously disclosed, in the fourth quarter of 2012 in connection with our periodic review for our businesses' strategic fit within Dover, we announced our intention to divest DEK International and Everett Charles Technologies (including the Multitest business, collectively "ECT") within the Printing & Identification segment. These businesses were reclassified to discontinued operations, and in 2013, we recorded a pre-tax goodwill impairment charge of $54.5 million, as well as a $25.5 million tax benefit in the discontinued operations deferred income tax provision for 2013. The Company completed the sale of ECT in the fourth quarter of 2013 for total proceeds of $92.7 million, which resulted in an after-tax loss on sale of $2.8 million. In 2013, the Company signed a definitive agreement to sell DEK. Based on the anticipated proceeds from this sale, the Company recognized an impairment loss of $14.0 million in the fourth quarter of 2013. Management intends to complete the sale of DEK in the first half of 2014.

Other actions that we undertook in order to strengthen our position in 2014 and beyond included raising €300.0 million in the Euro debt market in 2013. Some of the proceeds were used to repay commercial paper of approximately $381.0 million in the fourth quarter of 2013. In addition, we expanded our competitive position with ten business acquisitions during the year for net cash consideration of approximately $323.0 million, notably in the fluids and downstream energy spaces. Dover expects additional acquisitions to be closed in the first quarter of 2014.

Under our November 2012 $1.0 billion share repurchase program, we repurchased 6.0 million shares during the year for a total of $457.3 million. There is $292.6 million remaining under this program, and we expect to complete the balance of this program in the first quarter of 2014. In addition, we continued our history of increasing our annual dividend payments to shareholders by paying $247.8 million in dividends in 2013.

Regarding our business activity, near term we expect:

•	continued positive performance in Energy driven by expanding international activity, and the ongoing improvement in drilling;

•	strong results in our Fluids markets from the benefits of our recent acquisitions and positive markets;

•	solid results in our refrigeration and food equipment markets; and

•	normal seasonality in our fast moving consumer goods markets.

If global or domestic economic conditions accelerate or deteriorate, our operating results for 2014 could be materially different than currently projected.

CONSOLIDATED RESULTS OF OPERATIONS

As discussed in Note 4. Disposed and Discontinued Operations to the Consolidated Financial Statements in Item 8 of this Form 10-K, in the fourth quarter of 2012, we reclassified certain businesses in the Printing & Identification segment to discontinued operations based on our decision to divest these businesses. The results of operations of these businesses have been removed from the results of continuing operations and are presented within results of discontinued operations for all periods presented.

	Years Ended December 31,			% / Point Change
(dollars in thousands, except per share figures)	2013	2012	2011	2013 vs. 2012	2012 vs. 2011
Revenue	$8,729,813	$8,104,339	$7,369,154	7.7%	10.0%
Cost of goods and services	5,390,032	4,997,274	4,524,351	7.9%	10.5%
Gross profit	3,339,781	3,107,065	2,844,803	7.5%	9.2%
Gross profit margin	38.3%	38.3%	38.6%	—	(0.3)

Selling and administrative expenses	1,985,849	1,841,688	1,720,954	7.8%	7.0%
Selling and administrative as a percent of revenue	22.7%	22.7%	23.4%	—	(0.7)

Interest expense, net	120,742	121,141	115,525	(0.3)%	4.9%
Other expense (income), net	(4,222)	6,665	(1,938)	nm	nm

Provision for income taxes	271,607	304,452	237,076	(10.8)%	28.4%
Effective tax rate	21.9%	26.8%	23.5%	(4.9)	3.3

Earnings from continuing operations	965,805	833,119	773,186	15.9%	7.8%

Earnings (loss) from discontinued operations, net	37,324	(22,049)	122,057	nm	nm

Earnings from continuing operations per common share - diluted	$5.57	$4.53	$4.09	23.0%	10.8%

Revenue

Our 2013 consolidated revenue increased $625.5 million, or 7.7% to $8.7 billion, reflecting organic growth of 2.9% and growth from acquisitions of 4.8%. The impact from foreign currency translation was negligible. Increased volume in 2013 across all segments drove a revenue increase of 3.0% as compared to 2012. We saw momentum in the second half of the year, as broad-based order and shipment activity was particularly strong at our businesses serving the refrigeration and food equipment, fast moving consumer goods, fluids, drilling and downstream energy markets. In the consumer electronics market, revenue growth was due to increased microelectronic mechanical (“MEMs”) microphone volumes resulting from new OEM product introductions and overall smartphone market growth. This growth was offset in part by the continued market decline of two OEM customers, principally affecting our speaker and receiver volumes. Overall, productivity initiatives and the leveraging of higher volumes, more than offset normal pricing concessions.

The majority of the 4.8% acquisition-related revenue growth in 2013 as compared to the prior year was generated from acquisitions made in the second half of 2012 and the first half of 2013 within our Engineered Systems and Energy segments, including Anthony International, Power Soak, Ebsray Pumps, The Curotto-Can, Inc. and UPCO, Inc. These acquisitions accounted for approximately 80.0% of acquisition-related revenue growth as compared to the prior year.

Our 2012 consolidated revenue increased 10.0% to $8.1 billion compared with 2011, reflecting organic growth of 5.5%, growth from acquisitions of 5.8% and an unfavorable impact from currency translation of 1.3%. All four of our segments generated 2013 organic revenue growth, with the majority attributed to volume increases driven by strength in the energy, handset, refrigeration and food equipment, and many of the other industrial markets served by our Engineered Systems segment. Approximately 3.0% of our growth was generated by new products, particularly in our Communication Technologies segment, and geographic market expansion in our Energy segment. Pricing had a negligible impact to 2012 revenue, as price increases implemented to offset higher commodity costs, were partly offset by lower strategic pricing initiatives. Revenues generated outside of the U.S. increased by 9.0% compared with 2011, with growth in Canada and Asia offsetting weakness in Europe.

Over 80.0% of the 2012 revenue growth from acquisitions was generated by Sound Solutions, Maag Pump Systems, and Production Control Services, three of our more significant recent acquisitions made in the second half of 2011 and first half of 2012.

Gross Profit

Our gross profit increased $232.7 million, or 7.5%, in 2013 compared with 2012, reflecting the benefit of increased sales volumes, favorable net material costs, and benefits from productivity initiatives. The benefit from these factors were partly offset with higher depreciation and amortization expense of $52.2 million and higher restructuring costs of $8.2 million. Gross profit margin as a percentage of revenue remained at 38.3% year over year, with the operating leverage achieved by the higher volumes being offset by the impact of normal pricing concessions, business mix and higher labor costs across all segments.

Our gross profit increased $262.3 million or 9.2% in 2012 compared with 2011, reflecting the benefit of increased sales volumes, favorable net material costs, and benefits from productivity initiatives. Gross profit margin as a percentage of revenue contracted 30 basis points in 2012 to 38.3% from 38.6% in 2011 with the reduction in large part due to the integration of Sound Solutions, which generated lower than anticipated revenue in 2012, more than offsetting the operating leverage achieved by our other businesses.

Selling and Administrative Expenses

Selling and administrative expenses increased $144.2 million, or 7.8%, in 2013 compared with 2012 primarily due to general increases across the segments in support of higher volumes. The current year expense also included $30.1 million in one-time transaction costs related to the spin-off of Knowles and higher depreciation and amortization expense of $11.8 million. These expenses were partially offset by a $6.8 million gain associated with the sale of land in Switzerland in the first quarter of 2013 and a one-time pension curtailment gain of $4.4 million recognized in the third quarter of 2013 as a result of the Company's announcement to freeze future service benefits for the U.S. benefit plans after January 1, 2024. As a percentage of revenue, selling and administrative expenses remained constant at 22.7%, as the higher acquisition-related depreciation and amortization was more than offset by the leveraging of higher revenue volumes.

Selling and administrative expenses increased $120.7 million or 7.0% in 2012 compared with 2011 due primarily to general increases across the segments in support of higher volumes. As a percentage of revenue, selling and administrative expenses decreased to 22.7% in 2012 compared with 23.4% in 2011. This 70 basis point improvement is largely a result of leverage from the higher revenue levels, which more than offset higher acquisition-related amortization and increased restructuring charges.

Non-Operating Items

Interest expense, net, decreased $0.4 million, or 0.3%, to $120.7 million in 2013 primarily due to lower average levels of cash on hand at reduced interest rates, which offset higher interest expense related to the euro-denominated debt issued in the fourth quarter of 2013.

In 2012, our interest expense, net, increased 4.9% to $121.1 million due primarily to lower average levels of cash on hand at reduced interest rates, leading to $4.4 million less of interest income in 2012 as compared with 2011.

Other expense (income), net in 2013, 2012, and 2011 includes $6.1 million, $9.5 million, and $7.5 million, respectively, of net foreign exchange losses resulting from the remeasurement and settlement of foreign currency denominated balances. The 2013 net foreign exchange losses are more than offset by other nonrecurring items, including approximately $7.4 million related to insurance settlements for property damage, as well as several other miscellaneous items, none of which were individually significant. Other expense (income), net in 2012 and 2011 included royalty income and other miscellaneous non-operating gains and losses, none of which are individually significant.

Income Taxes

We operate globally, and 37.3%, 38.4%, and 42.9% of our pre-tax earnings in 2013, 2012, and 2011, respectively, were generated in foreign jurisdictions, where such earnings are generally subject to local country tax rates that are well below the 35.0% U.S. statutory rate. We also benefit from tax holidays and incentives in a number of the foreign jurisdictions in which we operate. As a result, our blended effective foreign or non-U.S. tax rate is typically significantly lower than the U.S. statutory rate.

The 2013 effective tax rate on continuing operations was 21.9% compared to the 2012 rate of 26.8%. The 2013 rate was impacted by $77.0 million of favorable net discrete items, principally related to the conclusion of certain U.S. federal, state and international tax audits, a favorable court interpretation of tax law, certain cross-border tax consequences and the effect of the American Tax Relief Act of 2012 signed into law on January 2, 2013. The 2012 effective tax rate was impacted by other favorable net discrete items totaling $16.1 million, principally related to settlements with U.S. federal and state taxing authorities. After adjusting for discrete items, the effective tax rates were 28.2% for both 2013 and 2012.

We believe it is reasonably possible during the next twelve months that uncertain tax positions may be settled, which could result in a decrease in the gross amount of unrecognized tax benefits. This decrease may result in an income tax benefit. Due to the potential for resolution of federal, state, and foreign examinations, and the expiration of various statutes of limitation, our gross unrecognized tax benefits balance may change within the next twelve months by a range of zero to $37.2 million. Some portion of such change may be reported as discontinued operations. We believe adequate provision has been made for all income tax uncertainties.

The 2011 effective tax rate on continuing operations was 23.5%. The effective tax rate in 2011 was favorably impacted by net discrete and other items totaling $40.7 million, arising principally from settlements with the U.S. federal and state taxing authorities. After adjusting for discrete and other items, the effective tax rate for 2011 was 27.5%.

Earnings from Continuing Operations

Earnings from continuing operations increased 15.9% to $965.8 million, or $5.57 diluted earnings per share ("EPS") in 2013, compared with earnings from continuing operations of $833.1 million, or $4.53 EPS, in 2012. The increase in 2013 earnings from continuing operations is primarily the result of higher revenues and benefits from productivity and cost containment initiatives, offset in part by higher labor costs across all segments, as well as higher acquisition-related expenses, including depreciation and amortization. The EPS increase reflects the increase in earnings, as well as the impact of lower weighted average shares outstanding for the 2013 period relative to 2012.

Earnings from continuing operations increased 7.8% to $833.1 million, or $4.53 EPS in 2012, compared with earnings from continuing operations of $773.2 million, or $4.09 EPS, in 2011. The increase in 2012 earnings from continuing operations is primarily the result of higher revenues and benefits from productivity and cost containment initiatives, offset in part by higher acquisition-related expenses and increased restructuring charges relative to 2011. The EPS increase reflects the increase in earnings, as well as the impact of lower weighted average shares outstanding for the 2012 period relative to 2011. Further, we repurchased incrementally more common shares in 2012 as compared to 2011.

Discontinued Operations

Management evaluates Dover's businesses periodically for their strategic fit within Dover's operations. Accordingly, in 2012, the Company announced its intention to divest DEK International and Everett Charles Technologies (including the Multitest business, collectively "ECT") within the Printing & Identification segment, which serve the electronic assembly and test markets. These businesses were reclassified to discontinued operations in the fourth quarter of 2012. The Company completed the sale of ECT in the fourth quarter of 2013 for total proceeds of $92.7 million. Additionally, in 2013, the Company signed a definitive agreement to sell DEK. Management plans to complete the sale of this business in the first half of 2014.

Earnings from discontinued operations, net of tax, for the year ended December 31, 2013 totaled $37.3 million, which included a loss on sale of ECT, including impairments, of $35.5 million, net of tax, earnings from operations of the aforementioned businesses prior to sale of $17.9 million before tax, and an income tax benefit of $54.9 million. One-time impairment charges netting to $35.5 million included the following: a $2.8 million loss on the sale of ECT; a $44.2 million goodwill impairment charge resulting from the write-down of the carrying value to fair value, based on the current estimated sales price of ECT; a benefit of $25.5 million to the deferred income tax provision as a result of the elimination of certain deferred tax liabilities; and a $14.0 million impairment loss related to the expected proceeds for the anticipated sale of DEK, of which approximately $9.2 million represented a goodwill impairment charge, of which none is taxable.

Loss from discontinued operations, net of tax, for the year ended December 31, 2012 totaled $22.0 million. Net earnings from operations of $28.8 million reflects net earnings from operations generated by these two businesses, as well as various expense and accrual adjustments relating to other discontinued operations. This activity was more than offset by a goodwill impairment charge determined in connection with the anticipated sale of ECT, at which time the Company recognized a goodwill impairment charge of $63.8 million ($51.9 million after tax), representing a write-down of the reporting unit's carrying value of goodwill to its fair value.

Earnings from discontinued operations, net of tax, for the year ended December 31, 2011 totaled $122.1 million. In 2011, the Company sold three businesses, Paladin Brands, Crenlo LLC, and Heil Trailer International, that had operated within the Engineered Systems segment for total cash proceeds of $512.1 million. These businesses were reclassified to discontinued operations in the third and fourth quarters of 2011. The 2011 earnings from discontinued operations reflects net operating earnings generated by the two businesses discontinued in 2012 and the three business sold in 2011, coupled with tax benefits of $18.0 million relating primarily to discrete tax items settled or resolved during the year. Earnings from discontinued operations also includes a $4.7 million loss on the 2011 sale of the three businesses, inclusive of an after-tax goodwill impairment charge of $76.1 million, representing a write-down of the carrying value of the associated reporting unit's goodwill to its fair value.

Refer to Note 4. Disposed and Discontinued Operations in the Consolidated Financial Statements in Item 8 of this Form 10-K for additional information on disposed and discontinued operations.

Restructuring Activities

2013 Restructuring Activities

The Company incurred restructuring charges during 2013 totaling $25.9 million related to these programs, as follows:

•
The Energy segment incurred a net restructuring benefit of $0.7 million, including a net gain on sale of three buildings, relating to facility consolidations within the production sector undertaken to optimize cost structure.

•
The Engineered Systems segment incurred net restructuring charges of $6.6 million in connection with certain facility consolidations and optimizations and headcount reductions undertaken to optimize its cost structure.

•
The Printing & Identification segment incurred restructuring charges of $3.8 million relating to exit plans at targeted facilities, which included certain adjustments and offsets to previously recorded reserves.

•
The Communication Technologies segment incurred restructuring charges of $16.3 million related principally to a facility consolidation in its capacitor business and headcount reductions in connection with integration activities within its consumer electronic business.

We expect to incur restructuring charges of approximately $5.0 million to $15.0 million in 2014 in connection with the above-mentioned projects, as well as certain other programs to be initiated during the year to rationalize headcount and optimize operations in a few select businesses. We anticipate that much of the benefit of the 2013 and 2014 programs will be realized over the remainder of 2014 and into 2015. We also expect to fund the remainder of the 2013 programs currently underway, as well those commenced in 2014, over the next 12 to 18 months. In light of the economic uncertainty in certain of our end markets and our continued focus on improving our operating efficiency, it is possible that additional programs may be implemented throughout the remainder of 2014.

2012 Restructuring Activities

During 2012, we initiated restructuring actions relating to ongoing cost reduction efforts, including targeted facility consolidations and headcount reductions at certain businesses. As a result, in 2012, we incurred restructuring charges totaling $19.4 million related to these programs, as follows:

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

Restructuring initiatives in 2011 were limited to a few targeted facility consolidations. We incurred restructuring charges of $5.6 million relating to such activities. See Note 9. Restructuring Activities in the Consolidated Financial Statements in Item 8 of this Form 10-K for additional details regarding our recent restructuring activities.

SEGMENT RESULTS OF OPERATIONS

This summary that follows provides a discussion of the results of operations of each of our four reportable operating segments (Energy, Engineered Systems, Printing & Identification, and Communication Technologies). Each of these segments is comprised of various product and service offerings that serve multiple end markets. See Note 17. Segment Information in the Consolidated Financial Statements in Item 8 of this Form 10-K for a reconciliation of segment revenue, earnings, and operating margin to our consolidated revenue, earnings from continuing operations, and operating margin. Segment EBITDA and segment EBITDA margin, which are presented in the segment discussion that follows, are non-GAAP measures and do not purport to be alternatives to operating income as a measure of operating performance. We believe that these measures are useful to investors and other users of our financial information in evaluating ongoing operating profitability as they exclude the depreciation and amortization expense related primarily to capital expenditures and acquisitions that occurred in prior years, as well as in evaluating operating performance in relation to our competitors. For further information, see the Non-GAAP Disclosures at the end of this Item 7.

Energy

Our Energy segment serves the oil, gas and power generation industries, with products that promote the efficient and cost-effective drilling, extraction, storage and movement of oil and gas products, or constitute critical components for power generation equipment. The Energy segment operates through the following business lines: Production, which comprises products and components facilitating the extraction and movement of fuel from the ground; Downstream, which comprises systems and products that support the efficient, safe, and environmentally-sensitive handling of fuel, hazardous liquids, and dry-bulk commodities; and Drilling, which comprises products supporting the cost-effective drilling of oil and gas wells.

	Years Ended December 31,			% Change
(dollars in thousands)	2013	2012	2011	2013 vs. 2012	2012 vs. 2011
Revenue:
Production	$1,227,829	$1,182,315	$969,271	3.8%	22.0%
Downstream	643,649	581,660	531,198	10.7%	9.5%
Drilling	424,976	408,629	400,280	4.0%	2.1%
Total	$2,296,454	$2,172,604	$1,900,749	5.7%	14.3%

Segment earnings	$552,800	$538,650	$450,637	2.6%	19.5%
Operating margin	24.1%	24.8%	23.7%

Segment EBITDA	$660,144	$633,727	$528,456	4.2%	19.9%
Segment EBITDA margin	28.7%	29.2%	27.8%

Other measures:
Depreciation and amortization	$107,344	$95,077	$77,819	12.9%	22.2%
Bookings	2,313,132	2,193,042	1,985,405	5.5%	10.5%
Backlog	254,898	256,093	246,351	(0.5)%	4.0%

Components of revenue growth:				2013 vs. 2012	2012 vs. 2011
Organic growth				2.9%	9.4%
Acquisitions				3.4%	5.3%
Foreign currency translation				(0.6)%	(0.4)%
				5.7%	14.3%

2013 Versus 2012

Energy segment revenue for the year increased $123.9 million, a 5.7% increase over the prior year due to organic growth of 2.9%, as well as acquisition-related growth of 3.4%, slightly offset by a (0.6)% impact from foreign currency translation. Acquisition-related growth was driven by the following: the Production Control Services and Upco, Inc., acquisitions that occurred in the second and fourth quarters of 2012; Klaus Enterprise, Ltd., and SPIRIT Global Energy Solutions that occurred in the second and third quarters of 2013; and Fibresec Holdings Ltd., Kungsors Plast AB (KPS) and Lianyungang Jump Equipment Co., Ltd. acquisitions that occurred in the fourth quarter of 2013.

•
Production revenue (representing 53.5% of 2013 segment revenue) increased $45.5 million, or 3.8%, with 5.0% growth from acquisitions, partially offset by a 1.0% decline in organic revenue. Increased demand for artificial lift products, particularly outside North America and Europe, contributed to the increase in revenue, as well as the impact from recent acquisitions, while softer demand for winch products for the energy and recovery markets drove a partially offsetting decline in revenue.

•
Downstream revenue (representing 28.0% of 2013 segment revenue) increased $62.0 million, or 10.7%, due to stronger demand for loading equipment and fuel delivery systems for the transportation and chemical/industrial markets.

•
Drilling revenue (representing 18.5% of 2013 segment revenue) increased approximately $16.3 million, or 4.0%, compared to 2012 due to market share gains and expansion in international growth, especially within China.

Energy earnings in 2013 increased $14.2 million, or 2.6%, primarily due to higher volume in the production and downstream sectors. Operating margin decreased 70 basis points due to unfavorable product mix and higher acquisition-related depreciation and amortization.

Bookings for the year ended December 31, 2013 increased 5.5% compared to 2012 primarily due to strong international growth, offset in part by softer demand for winch products in the Production sector. Backlog at December 31, 2013 remained relatively stable as compared to the prior year, decreasing 0.5%.

2012 Versus 2011

Revenue generated by our Energy segment increased $271.9 million, or 14.3%, compared with 2011. The increase was driven by organic revenue growth of 9.4%, growth from the acquisitions of Production Control Services (in April 2012) and Oil Lift (in September 2011) totaling 5.3%, and a negligible impact from foreign currency translation. Pricing actions, mainly in response to increased raw material costs, represented approximately 2.0% of the revenue increase.

•
Production revenue (representing 54.4% of 2012 segment revenue) increased by $213.0 million, or 22.0%, with 12.0% due to organic growth and 10.0% from acquisitions. Organic growth was driven by an increased number of active U.S. oil wells and wells with natural gas liquids driving demand for artificial lift products, higher international sales, and increased demand for compressor related products and winch products serving the infrastructure and recovery markets.

•
Downstream revenue (representing 26.8% of 2012 segment revenue) increased by $50.5 million, or 9.5%, reflecting increased demand for loading equipment for the rail, cargo tank and chemical/industrial markets, bearing products serving energy markets, and fuel delivery systems.

•
Drilling revenue (representing 18.8% of 2012 segment revenue) increased by $8.3 million, or 2.1% , due to an essentially flat level of drilling activity compared to 2011, which moderated demand for the segment's drilling products.

•
Our revenues in the drilling sector, and to a smaller extent in the production sector, are impacted by changes in the number of active North American drilling rigs. In 2012, the average North American drilling rig count declined 1.0% compared to the prior year. We expect the North American rig count growth to turn positive in the second half of 2013.

Energy earnings increased $88.0 million, or 19.5%, primarily resulting from higher volume in the production and downstream sectors. Operating margin increased 110 basis points compared to the prior year due to improved operating leverage associated with higher volumes, strategic pricing, and productivity gains, which more than offset the impact of unfavorable product mix and higher acquisition-related depreciation and amortization.

Engineered Systems

Our Engineered Systems segment is comprised of two platforms, Refrigeration & Industrial and Fluid Solutions. The Refrigeration & Industrial platform manufactures products and systems which serve two key end-markets: Refrigeration & Food Equipment and Other Industrial. The Fluid Solutions platform designs and manufactures pumps, compressors, and chemical proportioning and dispensing products.

	Years Ended December 31,			% Change
(dollars in thousands)	2013	2012	2011	2013 vs. 2012	2012 vs. 2011
Revenue:
Refrigeration & Industrial
Refrigeration & Food Equipment	$1,648,464	$1,370,289	$1,240,938	20.3%	10.4%
Other Industrial	1,248,144	1,233,553	1,183,700	1.2%	4.2%
	2,896,608	2,603,842	2,424,638	11.2%	7.4%

Fluid Solutions Platform	901,793	817,162	677,621	10.4%	20.6%
Eliminations	(1,692)	(1,460)	(1,524)
	$3,796,709	$3,419,544	$3,100,735	11.0%	10.3%

Segment earnings	$575,898	$501,952	$445,186	14.7%	12.8%
Operating margin	15.2%	14.7%	14.4%

Segment EBITDA	$707,052	$595,573	$519,962	18.7%	14.5%
Segment EBITDA margin	18.6%	17.4%	16.8%

Other measures:
Depreciation and amortization	$131,154	$93,621	$74,776	40.1%	25.2%

Bookings
Refrigeration & Industrial	$2,904,322	$2,585,130	$2,512,706	12.3%	2.9%
Fluid Solutions	907,604	796,489	682,832	14.0%	16.6%
Eliminations	(1,681)	(1,441)	(2,816)
	$3,810,245	$3,380,178	$3,192,722	12.7%	5.9%

Backlog
Refrigeration & Industrial	$506,069	$516,559	$528,118	(2.0)%	(2.2)%
Fluid Solutions	255,871	160,890	54,194	59.0%	196.9%
Eliminations	(147)	(157)	(177)
	$761,793	$677,292	$582,135	12.5%	16.3%

Components of revenue growth:				2013 vs. 2012	2012 vs. 2011
Organic growth				1.4%	5.6%
Acquisitions				9.1%	6.1%
Foreign currency translation				0.5%	(1.4)%
				11.0%	10.3%

2013 Versus 2012

Engineered Systems 2013 revenue increased $377.2 million, or 11.0%, driven by organic revenue growth of 1.4% and growth from recent acquisitions of 9.1%, as well as a favorable foreign currency impact of less than 1.0%.

•	Revenue of our Refrigeration & Industrial platform, which serves our refrigeration and food equipment and other industrial end-markets, increased $292.8 million, or 11.2%.

•
Revenue derived from refrigeration and food equipment markets (representing 43.4% of 2013 segment revenue) increased $278.2 million, or 20.3%, over the prior year reflecting the favorable impact of recent acquisitions, most notably Anthony International, which was acquired in the fourth quarter of 2012. In addition, increased demand for refrigeration equipment and beverage can-making equipment attributed to the revenue increase as compared to 2012. These increases in revenue more than offset the unfavorable impact of reduced shipments to a key retail customer on a specific project in the refrigeration market.

•
Revenue generated by our businesses serving other industrial markets (representing 32.9% of 2013 segment revenue) increased $14.6 million, or 1.2%, driven by the impact of a recent acquisition, higher demand for waste equipment for large regional haulers, and increased demand in markets serving vehicle service businesses, partially offset by lower demand for equipment serving the mining, utilities, military, and industrial automation machinery sectors.

•
Revenue of our Fluid Solutions platform (representing 23.7% of 2013 segment revenue) increased by $84.6 million, or 10.4%, reflecting the favorable impact of recent acquisitions, organic growth of 2.0% primarily resulting from strength in our European markets and a 1.0% favorable impact from foreign currency translation.

Engineered Systems segment earnings in 2013 increased $73.9 million, or 14.7% compared with 2012, due to the impact of recent acquisitions, favorable net material cost, productivity improvements and a favorable foreign currency impact, partially offset by weakened Europe markets and higher acquisition-related depreciation and amortization expense. In addition, non-recurring gains in 2013 included a $6.8 million gain associated with the sale of land in Switzerland and settlements on insurance related to property damage totaling $4.4 million, that partially offset other miscellaneous non-recurring charges, none of which were individually significant. Operating margin increased 50 basis points compared to 2012, as the aforementioned pricing and productivity benefits and favorable net material costs more than offset acquisition-related costs.

Segment bookings for 2013 and backlog at December 31, 2013 increased compared to 2012 levels, primarily from higher pump equipment, refrigeration equipment and other industrial equipment orders.

2012 Versus 2011

Engineered Systems 2012 revenue increased $318.8 million, or 10.3%, driven by organic revenue growth of 5.6% and growth from recent acquisitions of 6.1%, offset by a 1.4% unfavorable foreign currency impact.

•	Revenue of our Refrigeration & Industrial platform, which serves our refrigeration and food equipment and other industrial end-markets, increased $179.2 million, or 7.4%.

•
Revenue derived from refrigeration and food equipment markets (representing 40.0% of 2012 segment revenue) increased $129.4 million or 10.4%, with approximately 2.0% of the revenue growth generated by the Anthony and Advansor acquisitions, and the remaining 9.0% of the growth reflecting solid demand for refrigeration systems fueled by remodel activity at major retail chains, as well as increased demand for foodservice equipment through dealer and direct channels and for beverage can-making equipment, especially in Asia.

•
Revenue generated by our businesses serving other industrial markets (representing 36.1% of 2012 segment revenue) increased $49.9 million, or 4.2%. The increase was driven by higher demand for waste and recycling equipment and industrial automation machinery, along with increased demand for vehicle services in the important Asian markets and strong first-half demand for hydraulic equipment serving the mining and utility sectors.

•
Revenue of our Fluid Solutions platform (representing 23.9% of 2012 segment revenue) increased by $139.5 million or 20.6% reflecting the favorable impact of recent acquisitions, most notably Maag Pump Systems, which was acquired in the first quarter of 2012, partly offset by a 1.0% decline in organic revenue, primarily resulting from weakness in our European markets.

Engineered Systems segment earnings in 2012 increased $56.8 million, or 12.8%, compared with 2011, due to the impact of recent acquisitions, favorable net material cost, and productivity improvements, partially offset by weakened Europe markets and unfavorable foreign currency impacts. Operating margin increased 30 basis points compared to 2011, as favorable pricing and productivity benefits more than offset acquisition-related costs and unfavorable foreign currency impacts.

Printing & Identification

Our Printing & Identification segment is a worldwide supplier of precision marking and coding, printing, dispensing, soldering and coating equipment and related consumables and services. The segment serves two broad global end- markets: Fast Moving Consumer Goods ("FMCG") and Industrial. As discussed previously, two businesses serving the electronic assembly and test markets, namely ECT and DEK, were reclassified to discontinued operations in the fourth quarter of 2012, as we expected to divest these businesses. The discussion that follows addresses only the remaining continuing operations of the segment.

	Years Ended December 31,			% Change
(dollars in thousands)	2013	2012	2011	2013 vs. 2012	2012 vs. 2011
Revenue:
Fast Moving Consumer Goods	$615,087	$588,856	$581,158	4.5%	1.3%
Industrial	406,688	407,675	427,078	(0.2)%	(4.5)%
Total	$1,021,775	$996,531	$1,008,236	2.5%	(1.2)%

Segment earnings	$152,618	$135,159	$141,561	12.9%	(4.5)%
Operating margin	14.9%	13.6%	14.0%

Segment EBITDA	$183,400	$168,761	$175,043	8.7%	(3.6)%
Segment EBITDA margin	17.9%	16.9%	17.4%

Other measures:
Depreciation and amortization	$30,782	$33,602	$33,482	(8.4)%	0.4%
Bookings	1,023,390	999,054	1,018,355	2.4%	(1.9)%
Backlog	100,032	97,857	94,557	2.2%	3.5%

Components of revenue growth:				2013 vs. 2012	2012 vs. 2011
Organic growth				2.4%	2.4%
Acquisitions				0.3%	—%
Foreign currency translation				(0.2)%	(3.6)%
				2.5%	(1.2)%

2013 Versus 2012

Printing & Identification segment revenue increased $25.2 million, or 2.5%, compared to 2012, attributable to organic growth of 2.4% and accretive contribution from acquisitions, partially offset by a 0.2% unfavorable foreign currency impact.

•
FMCG revenue (representing 60.2% of 2013 segment revenue) increased $26.2 million or 4.5%, compared to the prior year. Revenue growth was favorably impacted by market improvements in Europe and developing markets, as well as a favorable foreign currency impact of 0.2%.

•
Industrial revenue (representing 39.8% of 2013 segment revenue) decreased 0.2% compared with the prior year, reflecting the continued softness in the bar code printing business, particularly in the first half of the year. Acquisition growth of 0.2% was offset by and unfavorable foreign currency impact of 0.2%.

Printing & Identification segment earnings increased $17.5 million, or 12.9%, in 2013 compared to 2012, resulting in an operating margin increase of 130 basis points. The margin increase is primarily attributed to leveraging higher volumes and ongoing productivity improvements, including restructuring savings from actions taken earlier in 2013 and during 2012.

Bookings for 2013 increased 2.4% as compared to 2012, and backlog levels at increased 2.2% at December 31, 2013 compared to the prior year end, primarily driven by our FMCG end markets.

2012 Versus 2011

Printing & Identification segment revenue decreased $11.7 million or 1.2% compared to 2011, attributable to 2.4% organic revenue growth, primarily driven by higher FMCG end market revenue, more than offset by a 3.6% unfavorable foreign currency impact.

•
FMCG revenue (representing 59.1% of 2012 segment revenue) increased $7.7 million, or 1.3%, year-over-year, excluding a 4.0% unfavorable impact from foreign currency. Despite economic weakness in Europe, growth was driven by continued market acceptance of our new products and added sales and service resources in key regional markets.

•
Industrial revenue (representing 40.9% of 2012 segment revenue) contracted 4.5% compared with the prior year, excluding a 4.0% unfavorable impact from foreign currency, reflecting weaker European and slowing Asia markets.

Printing & Identification segment earnings decreased $6.4 million, or 4.5%, in 2012 compared to 2011, resulting in an operating margin decline of 40 basis points. The margin decline is primarily attributed to lower industrial end market volumes, key strategic investments for growth and restructuring expenses recognized in the first half of 2012, partially offset by ongoing productivity improvements and a partial year of restructuring savings.

Communication Technologies

Our Communication Technologies segment is engaged in the design and manufacture of innovative products and components which serve the following key markets: Consumer Electronics, Aerospace/Defense, Medical Technology, and Telecom/Other.

	Years Ended December 31,			% Change
(dollars in thousands)	2013	2012	2011	2013 vs. 2012	2012 vs. 2011
Revenue:
Consumer Electronics	$801,167	$708,191	$542,389	13.1%	30.6%
Aerospace/Defense	410,185	413,877	400,179	(0.9)%	3.4%
Medical Technology	247,319	244,788	233,820	1.0%	4.7%
Telecom/Other	157,596	149,729	183,689	5.3%	(18.5)%
Total	$1,616,267	$1,516,585	$1,360,077	6.6%	11.5%

Segment earnings	$237,699	$218,960	$226,382	8.6%	(3.3)%
Operating margin	14.7%	14.4%	16.6%

Segment EBITDA	$386,174	$351,579	$328,221	9.8%	7.1%
Segment EBITDA margin	23.9%	23.2%	24.1%

Other measures:
Depreciation and amortization	$148,475	$132,619	$101,839	12.0%	30.2%
Bookings	1,597,978	1,508,978	1,344,540	5.9%	12.2%
Backlog	436,437	453,172	437,320	(3.7)%	3.6%

Components of segment revenue growth:				2013 vs. 2012	2012 vs. 2011
Organic growth				6.4%	2.4%
Acquisitions				—%	9.9%
Foreign currency translation				0.2%	(0.8)%
				6.6%	11.5%

2013 Versus 2012

Revenue generated by our Communication Technologies segment in 2013 increased $99.7 million, or 6.6%, compared to 2012. The overall increase in revenue was mainly due to increased microelectronic mechanical (“MEMs”) microphone volumes resulting from new OEM product introductions and overall smartphone market growth. This growth was partially offset by the continued market decline of two OEM customers, affecting our speaker and receiver volumes, and normal industry pricing concessions for our communications, medical and telecommunications products. Revenue was favorably impacted by foreign currency translation by 0.2%.

•
Our revenue in the consumer electronics market (representing 49.6% of 2013 segment revenue) increased $93.0 million or 13.1%, due to solid demand for components serving the handset market driven by new product releases by major OEM customers serving the smart phone market. This growth was tempered in part by market share losses for two key handset OEM customers, as well as delays in launches of certain OEM products and specification changes. Overall, our MEMs microphones remain well positioned to capitalize on this market's growth as we have continued to invest in capacity to meet the growing market demands.

•
Revenue derived from our aerospace/defense market (representing 25.4% of 2013 segment revenue) decreased $3.7 million, or 0.9%, mainly due to weakness in the domestic defense market resulting from governmental funding uncertainties, offset in part by the continued increase in build rates of commercial aircraft driving demand in the aerospace market.

•
Our medical technology revenue (representing 15.3% of 2013 segment revenue) increased by $2.5 million, or 1.0%, due to solid demand for medical coupling and connector products, partially offset by strategic pricing initiatives in hearing health.

•
Revenue derived from our telecom/other market (representing 9.7% of 2013 segment revenue) increased $7.9 million, or 5.3%, driven by higher demand from telecom customers serving the anticipated build-out of wireless infrastructure in China, coupled with improved demand for coupling and connector products serving the industrial markets.

Communication Technologies earnings in 2013 increased $18.7 million, or 8.6%, compared with 2012, with an increase in operating margin of 30 basis points. The earnings and margin increases were driven by strong conversion on higher MEMs volumes, savings from productivity programs and recent restructuring actions. These increases more than offset the following: higher depreciation and amortization expense of $15.9 million related to recent capital investments to support the growth in the handset market; higher restructuring charges of $10.7 million; fixed asset impairment and inventory charges of $5.2 million related to more mature product lines; and normal industry pricing concessions corresponding to normal product life cycle maturities.

Bookings increased 5.9% for the year ended December 31, 2013 as compared to 2012, reflecting continued strength in our consumer electronics market and improved demand for medical coupling and connector products, which more than offset reduced demand in our defense and hearing health markets. Backlog at December 31, 2013 decreased 3.7% compared to the prior year primarily due to the timing of new orders associated with marine hydraulics in the defense market.

2012 Versus 2011

Revenue generated by our Communication Technologies segment increased $156.5 million or 11.5% compared with 2011. The overall increase in revenue resulted primarily from increased MEMs microphone volumes resulting from new product introductions and overall smart phone market growth, combined with a full year of revenue for Sound Solutions in 2012 compared to six months of revenue in 2011. Our MEMs revenue grew in excess of 25.0% over the 2011 level. The 2012 revenue increase was partially offset by strategic pricing initiatives for our communications and telecommunication products, corresponding to normal product life cycle maturities, and reduced volumes in certain end markets.

•
Our revenue in the consumer electronics market (representing 46.7% of 2012 segment revenue) increased $165.8 million or 30.6%, due to solid demand for components serving the handset market. This growth was tempered in part by delays in the launches of certain OEM products and operational challenges in the Sound Solutions business impacting its product rollouts which led to lower volume for this portion of the business.

•
Our aerospace/defense revenue (representing 27.3% of 2012 segment revenue) increased $13.7 million, or 3.4%, mainly due to continued increase in build rates of commercial aircraft and the timing and funding of key defense programs in which we participate. The defense market in Europe continues to be impacted by the weak macro-economic environment.

•
Our medical technology revenue (representing 16.1% of segment revenue) increased by $11.0 million, or 4.7%, due to increased hearing aid demand. Revenue derived from other medical products was unfavorably impacted by weakened European and Asian economic conditions.

•
Our telecom/other revenue (representing 9.9% of 2012 segment revenue) decreased $34.0 million, or 18.5%, due to weakened demand in the global telecom markets, driven in part by continued deferred industry investment due to service provider consolidation.

Communication Technologies 2012 earnings decreased 3.3% compared with 2011, with a decrease in operating margin of 220 basis points. The earnings and margin decreases were mainly due to lower margins from the integration of Sound Solutions including a full year of incremental depreciation and amortization compared to six months in 2011, new product ramp up costs and restructuring charges related to cost reduction activities, offset in part by productivity initiatives, leverage on higher MEMs volume, and the absence of one-time acquisition related costs associated with the Sound Solutions.

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

Cash Flow Summary

The following table is derived from our Consolidated Statement of Cash Flows:

	Years Ended December 31,
Cash Flows from Continuing Operations (in thousands)	2013	2012	2011
Net Cash Flows Provided By (Used In):
Operating activities	$1,178,685	$1,261,160	$948,864
Investing activities	(463,051)	(1,345,888)	(1,012,430)
Financing activities	(678,542)	(342,942)	(50,501)

Operating Activities

Cash provided by operating activities in 2013 decreased $82.5 million relative to 2012. This decline was driven by higher investments in working capital of $131.7 million in 2013 relative to the prior year due primarily to the impact of timing of customer and vendor payments and higher revenue levels. Additionally, we made higher long-term and annual incentive compensation payouts in 2013, which drove reductions in compensation accruals of nearly $66.7 million year over year. Increased tax payments of $57.4 million further reduced operating cash flow as these payments exceeded the 2013 tax provision, thereby reducing income tax accruals. Offsetting these declines to operating cash flow were higher continuing earnings before depreciation and amortization of $196.7 million, which were the results of higher sales volumes and acquisition activity during the year.

Cash provided by operating activities in 2012 increased $312.3 million as compared to the prior year, primarily due to increased net earnings in 2012 and reduced investment in working capital relative to 2011. Higher sales volume increased 2012 net earnings before depreciation and amortization by $127.0 million as compared with 2011. Our net cash flow increased $128.6 million on the change in working capital year over year, as we converted working capital of approximately $30.9 million to cash in 2012, while we invested $97.7 million in working capital in 2011. Additionally, 2012 cash flow increased $76.7 million from the year-over-year change in income tax accruals due to the timing of tax payments.

Pension and Post-Retirement Activity. Post-retirement costs relating to pension and other employee-related defined benefit plans affect results in all segments, as well as corporate. We recorded net periodic benefit costs of $45.5 million, $43.9 million, and $40.0 million in 2013, 2012, and 2011, respectively, relating to our benefit plans (including our defined benefit, supplemental, and post-retirement plans). The main drivers of fluctuations in expense from year to year are assumptions in formulating our long-term estimates, including discount rates used to value plan obligations, expected returns on plan assets, the service and interest costs, and the amortization of actuarial gains and losses.

The funded status of our qualified defined benefit pension plans is dependent upon many factors, including returns on invested assets, the level of market interest rates, and the level of funding. In 2013, we announced that the U.S. qualified and non-qualified defined benefit plans will be closed to new employees beginning in 2014 and that service benefits would be frozen effective 2024. Consequently, the net funded status of the U.S. qualified defined benefit plan increased nearly $125.0 million in 2013 relative to the prior year due to a reduction in expected future obligations and increased returns on plan assets. We contribute cash to our plans at our discretion, subject to applicable regulations and minimum contribution requirements. Cash contributions to the U.S. qualified defined benefit plan totaled $9.0 million, $18.0 million, and $42.0 million in 2013, 2012, and 2011, respectively. Due to the recent amendments to the U.S. defined benefit plan, the Company expects to make minimal contributions to this plan in the near term.

Our significant international pension plans maintained a net unfunded status of $95.6 million at December 31, 2013 as certain of these plans are located in regions where it is not economically advantageous to pre-fund the plans due to local regulations.

The majority of the international obligations relate to defined benefit plans operated by our businesses in Germany, the United Kingdom, and Switzerland. Total cash contributions to the international defined benefit pension plans in 2013, 2012, and 2011 totaled $11.4 million, $10.2 million, and $7.3 million, respectively. In 2014, we expect to contribute approximately $8.9 million to our non-U.S. plans. See Note 15. Employee Benefit Plans in the Consolidated Financial Statements in Item 8 of this Form 10-K for further discussion regarding our post-retirement plans.

Adjusted Working Capital. In 2013, Adjusted Working Capital (a non-GAAP measure calculated as accounts receivable, plus inventory, less accounts payable) increased from 2012 by $146.2 million, or 10.1%, to $1.6 billion, which reflected an increase in receivables of $133.2 million, an increase in net inventory of $54.2 million, and an increase in accounts payable of $41.2 million, generally due to the impact of timing of customer and vendor payments in 2013. Excluding acquisitions and the effects of foreign exchange translation of $3.0 million, Adjusted Working Capital would have increased by $94.3 million, or 6.5%.

Investing Activities

Cash used in investing activities are derived from cash outflows for capital expenditures and acquisitions, partially offset by proceeds from sales of businesses, property, plant and equipment, and short-term investments. The majority of the activity in investing activities was comprised of the following:

•
Acquisitions. In 2013, we deployed $322.8 million to acquire ten businesses, including $142.2 million for Finder Pompe, a European acquisition in our Fluid Solutions platform. In comparison, in 2012, we acquired seven business for an aggregate cash purchase price of approximately $1.0 billion including $265.8 million for Maag Pump Systems, $119.4 million for PCS, and $603.2 million for Anthony International. Cash paid for the 2012 acquisitions is net of $45.0 million received as final payment for settlement of purchase price adjustments for post-acquisition contingencies relating to the 2011 Sound Solutions acquisition by our Communication Technologies segment, which comprised the majority of the $1.4 billion of acquisition spend in 2011. See Note 3. Acquisitions in the Consolidated Financial Statements in Item 8 of this Form 10-K for additional information with respect to recent acquisitions.

•
Capital spending. Capital expenditures, primarily to support capacity expansion, innovation, and cost savings, were $236.8 million in 2013, $297.0 million in 2012, and $262.7 million in 2011. Our capital expenditures were approximately $60.2 million lower in the 2013 period as compared to 2012, due to capacity expansions made within our high-growth businesses in the prior year to support initiatives in the handset market, as well as the energy and fluid solutions end markets. We expect 2014 capital expenditures to approximate 2.5% of revenue.

•
Proceeds from sale of businesses. In 2013, we generated cash proceeds of $76.5 million, primarily from the sale of Everett Charles Technologies, an operating company within the Printing & Identification segment. In 2011, we generated cash of $516.9 million, primarily from the sale of Paladin Brands, Crenlo, and Heil Trailer, three businesses that had operated in our Engineered Systems segment.

•
Short-term investments. We held no short-term investments during 2012 or 2013. In 2011, we generated proceeds of $124.4 million from the sale of short-term investments, which were liquidated to provide cash for 2011 acquisitions.

We anticipate that capital expenditures and any acquisitions we make through the remainder of 2014 will be funded from available cash and internally generated funds and, if necessary, through the issuance of commercial paper, the use of established lines of credit, or accessing the public debt or equity markets.

Financing Activities

Our cash flow from financing activities generally relates to the use of cash for purchases of our common stock and payment of dividends, offset by net borrowing activity and proceeds from exercise of stock options.  The majority of financing activity was attributed to the following:

•
Long-term debt and notes payable. In December 2013, the Company issued €300.0 million of 2.125% euro-denominated notes due 2020. The proceeds of $403.8 million from the sale of the notes, net of discounts and issuance costs, were primarily used to repay commercial paper, which primarily accounted for the $381.0 million cash outflow during the year, as well as fund business acquisitions. In the 2012 period, we had negligible reductions in long-term debt, but increased borrowings of $607.5 million from commercial paper issuances principally to fund acquisitions in the period. In the 2011 period, we received proceeds of $789.0 million from the issuance of 4.3% 10-year notes due 2021 and 5.375% 30-year notes due 2041.  These proceeds were used to fund acquisitions and repay $400.0 million of other borrowings which came due during the period.

•
Treasury purchases. In November 2012, Dover's Board of Directors approved a $1.0 billion stock repurchase program to drive additional shareholder value. We used $457.3 million in 2013 to purchase 6.0 million shares and $250.1 million in 2012 to purchase 4.0 million shares under this facility. Additionally, 8.3 million shares or $493.0 million of share repurchases in 2012 were made under the previous repurchase programs authorized by the Board of Directors. These share repurchases are typically made to offset the dilutive impact of shares issued under our equity compensation plans. In addition, 2012 repurchases were intended offset the dilutive impact of shares issued for the acquisition of PCS. In 2011, we repurchased approximately 4.0 million shares for $242.5 million.

•
Dividend payments. Total dividend payments to common shareholders were $247.8 million in 2013, $241.0 million in 2012 and $219.2 million in 2011. Our dividends per common share increased 9% to $1.45 per share in 2013 compared to $1.33 per share in 2012. This represents the 58th consecutive year that our dividend has increased.

•
Proceeds from the exercise of stock options. We received $7.6 million from employee exercises of stock options in 2013, as compared to $43.1 million in 2012 and $39.8 million in 2011. These proceeds have declined in the current period as the number of stock options are diminishing and a larger number of cashless exercises of equity awards have occurred.

Cash Flows from Discontinued Operations

In 2013, our businesses reported as discontinued operations used cash flow of $30.0 million as compared to cash generated of $4.9 million and $117.3 million in 2012 and 2011, respectively. The 2011 amounts reflect cash flows generated from from the three businesses sold in 2011 (Paladin Brands, Crenlo, and Heil Trailer), as well as cash flows from the two businesses reclassified as held for sale in 2012 (DEK and Everett Charles Technologies). Cash flows from discontinued operations in 2013 and 2012 reflect only those businesses classified as held for sale in 2012. Higher investments in working capital in 2013 led to the decline in cash flows from discontinued operations relative to the prior year, due primarily to the timing of customer and vendor payments.

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

The following table reconciles our free cash flow to cash flow provided by operating activities:

	Years Ended December 31,
Free Cash Flow (dollars in thousands)	2013	2012	2011
Cash flow provided by operating activities	$1,178,685	$1,261,160	$948,864
Less: Capital expenditures	(236,833)	(297,012)	(262,676)
Free cash flow	$941,852	$964,148	$686,188
Free cash flow as a percentage of revenue	10.8%	11.9%	9.3%

For 2013, we generated free cash flow of $941.9 million, representing 10.8% of revenue and 97.5% of earnings from continuing operations. Free cash flow in 2012 was $964.1 million or 11.9% of revenue, compared to $686.2 million, or 9.3% of revenue in 2011. The full year decrease in 2013 free cash flow reflects a higher investment in working capital year over year, offset by higher earnings from continuing operations before depreciation and amortization and lower capital expenditures. We expect to generate free cash flow in 2014 of approximately 11.0% of revenue, consistent with recent performance.

The 2012 increase in free cash flow compared to 2011 reflects higher earnings from continuing operations and lower investment in working capital, partially offset by higher tax payments and increased capital expenditures in 2012.

Net Debt to Net Capitalization

We utilize the net debt to net capitalization calculation (a non-GAAP measure) to assess our overall financial leverage and capacity and believe the calculation is useful to investors for the same reason. The following table provides a reconciliation of net debt to net capitalization to the most directly comparable GAAP measures:

Net Debt to Net Capitalization Ratio (dollars in thousands)	December 31, 2013	December 31, 2012	December 31, 2011
Current maturities of long-term debt	$2,778	$3,266	$1,022
Commercial paper	226,500	607,500	—
Long-term debt	2,599,201	2,189,350	2,186,230
Total debt	2,828,479	2,800,116	2,187,252
Less: Cash and cash equivalents	(803,882)	(800,076)	(1,206,755)
Net debt	2,024,597	2,000,040	980,497
Add: Stockholders' equity	5,377,396	4,919,230	4,930,555
Net capitalization	$7,401,993	$6,919,270	$5,911,052
Net debt to net capitalization	27.4%	28.9%	16.6%

Our net debt to net capitalization ratio decreased slightly at December 31, 2013 compared to the prior year-end due to the significant increase in equity levels driven by current net earnings, offset in part by $28.4 million of additional net borrowings. We replaced commercial paper borrowings in 2013 with the issuance of €300.0 million of 2.125% euro-denominated notes due 2020, from which we received proceeds of approximately $403.8 million.

Our net debt to net capitalization ratio increased at December 31, 2012 compared to the 2011 year end primarily due to the use of cash and borrowings to fund acquisitions totaling $1.0 billion during the year. Total borrowings were higher by $612.9 million at December 31, 2012, primarily due to commercial paper issued in the fourth quarter to fund acquisitions.

We use commercial paper borrowings for general corporate purposes, including the funding of acquisitions and the repurchase of our common stock. We currently maintain an unsecured revolving credit facility with a syndicate of banks which permits borrowings up to $1.0 billion and expires on November 10, 2016. This facility is used primarily as liquidity back-up for our commercial paper program. We have not drawn down any loans under this facility nor do we anticipate doing so. If we were to draw down a loan, at our election, the loan would bear interest at a Eurodollar or Sterling rate based on LIBOR, plus an applicable margin ranging from 0.565% to 1.225% (subject to adjustment based on the rating accorded our senior unsecured debt by S&P and Moody’s) or at a base rate pursuant to a formula defined in the facility. Under this facility, we are required to maintain an interest coverage ratio of EBITDA to consolidated net interest expense of not less than 3.0 to 1. We were in compliance with this covenant and our other long-term debt covenants at December 31, 2013 and had a coverage ratio of 13.2 to 1.0. We are not aware of any potential impairment to our liquidity and expect to remain in compliance with all of our debt covenants.

We also have a current shelf registration statement filed with the SEC with remaining capacity of $1.0 billion (which we intend to renew) that allows for the issuance of additional debt securities that may be utilized in one or more offerings on terms to be determined at the time of the offering. Net proceeds of any offering would be used for general corporate purposes, including repayment of existing indebtedness, capital expenditures, and acquisitions.

At December 31, 2013, our cash and cash equivalents totaled $803.9 million, of which approximately $638.9 million was held outside the United States. We typically invest cash in excess of near-term requirements in short-term investments. We held no short-term investments during 2012 or 2013. In 2011, we generated proceeds of $124.4 million from the sale of short-term investments, which were liquidated to provide cash for 2011 acquisitions.

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

Our ability to obtain debt financing at comparable risk-based interest rates is partly a function of our existing cash-flow-to-debt and debt-to-capitalization levels as well as our current credit standing. Our credit ratings, which are independently developed by the respective rating agencies, were as follows as of December 31, 2013:

	Short Term Rating	Long Term Rating	Outlook
Moody's	P-1	A2	Stable
Standard & Poor's	A-1	A	Stable
Fitch	F1	A	Stable

Short-term ratings of "P-1," "A-1" and "F1" are defined as a strong or superior ability to repay short-term debt obligations. A long-term rating of "A" or "A2" is defined as a strong capacity to meet financial commitments, but susceptible to adverse business or economic conditions.

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

Off-Balance Sheet Arrangements and Contractual Obligations

As of December 31, 2013, we had approximately $137.7 million outstanding in letters of credit with financial institutions, which expire at various dates in 2014 through 2018. These letters of credit are primarily maintained as security for insurance, warranty and other performance obligations. In general, we would only be liable for the amount of these guarantees in the event of default in the performance of our obligations, the probability of which we believe is remote.

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

A summary of our consolidated contractual obligations and commitments as of December 31, 2013 and the years when these obligations are expected to be due is as follows:

		Payments Due by Period
(in thousands)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Other (5)
Long-term debt (1)	$2,601,979	$2,778	$299,638	$348,598	$1,950,965	$—
Interest expense (2)	1,759,394	126,549	235,426	208,747	1,188,672	—
Rental commitments	347,683	77,344	103,629	69,101	97,609	—
Purchase obligations (3)	67,188	58,595	8,593	—	—	—
Capital leases	9,416	5,793	2,726	366	531	—
Supplemental & post-retirement benefits (4)	112,637	13,369	21,131	21,226	56,911	—
Uncertain tax positions (5)	103,881	1,105	—	—	—	102,776
Total obligations	$5,002,178	$285,533	$671,143	$648,038	$3,294,688	$102,776
_________

(1)	See Note 10 to the Consolidated Financial Statements. Amounts represent total long-term debt, including current maturities.
(2)	Amounts represent estimate of future interest payments on long-term debt using the interest rates in effect at December 31, 2013.
(3)	Amount includes purchase obligations totaling $11.0 million relating to businesses reported within discontinued operations at December 31, 2013.
(4)
Amounts represent estimated benefit payments under our unfunded supplemental and post-retirement benefit plans and our unfunded non-U.S. qualified defined benefit plans. See Note 15 to the Consolidated Financial Statements. We also expect to contribute approximately $8.9 million to our non-U.S. qualified defined benefit plans in 2014, which amount is not reflected in the above table.

(5)
Amount in "Other" column includes $17.4 million reported within discontinued operations at December 31, 2013. Due to the uncertainty of the potential settlement of future uncertain tax positions, we are unable to estimate the timing of the related payments, if any, that will be made subsequent to 2014. These amounts do not include the potential indirect benefits resulting from deductions or credits for payments made to other jurisdictions.

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

Interest Rate Exposure

We may from time to time enter into interest rate swap agreements to manage our exposure to interest rate changes. As of December 31, 2013, we did not have any open interest rate swap contracts. We issue commercial paper, which exposes us to changes in variable interest rates; however, maturities are typically three months or less so a change in rates over this period would have an immaterial impact on our pre-tax earnings.

We consider our current risk related to market fluctuations in interest rates to be minimal since our debt is largely long-term and fixed-rate in nature. Generally, the fair market value of fixed-interest rate debt will increase as interest rates fall and decrease as interest rates rise. A 100 basis point increase in market interest rates would decrease the 2013 year-end fair value of our long-term debt by approximately $229.5 million. However, since we have no plans to repurchase our outstanding fixed-rate instruments before their maturities, the impact of market interest rate fluctuations on our long-term debt does not affect our results of operations or financial position.

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

Changes in the value of the currencies of the countries in which we operate affect our results of operations, financial position, and cash flows when translated into U.S. dollars, our reporting currency. The strengthening of the U.S dollar could result in unfavorable translation effects as the results of foreign operations are translated into U.S. dollars. We have generally accepted the exposure to exchange rate movements relative to our investment in non-U.S. operations. We may, from time to time, for a specific exposure, enter into fair value hedges, and at December 31, 2013, we had one outstanding floating-to-floating cross currency swap agreement for a total notional amount of $50.0 million in exchange for CHF 65.1 million, which matures on October 15, 2015. This transaction hedges a portion of our net investment in non-U.S. operations. The agreement qualifies as a net investment hedge and changes in the fair value are reported within the cumulative translation adjustment section of other comprehensive earnings, with any hedge ineffectiveness being recognized in current earnings. The fair values at December 31, 2013 and 2012 reflected cumulative losses of $23.7 million and $22.7 million, respectively, due to the strengthening of the Swiss franc relative to the U.S. dollar over the term of this arrangement.

Additionally, the Company has designated the €300.0 million of euro-denominated notes issued December 4, 2013 as a hedge of a portion of the its net investment in euro-denominated operations. Due to the high degree of effectiveness between the hedging instruments and the exposure being hedged, fluctuations in the value of the euro-denominated debt due to exchange rate changes are offset by changes in the net investment. Accordingly, changes in the value of the euro-denominated debt are recognized in the cumulative translation adjustment section of other comprehensive income to offset changes in the value of the net investment in euro-denominated operations. The loss recognized from the euro net investment hedge in other comprehensive income totaled $6.1 million for the year ended December 31, 2013.

Commodity Price Exposure

Certain of our businesses are exposed to volatility in the prices of certain commodities, such as aluminum, steel, copper, and various precious metals, among others. Our primary exposure to commodity pricing volatility relates to the use of these materials in purchased component parts or the purchase of raw materials. When possible, we maintain long-term fixed price contracts on raw materials and component parts; however, we are prone to exposure as these contracts expire. We may, from time to time, for a specific exposure, enter into cash flow hedges to mitigate our risk to commodity pricing; however, such contracts outstanding at December 31, 2013 were not significant.

Critical Accounting Policies

Our consolidated financial statements and related public financial information are based on the application of generally accepted accounting principles in the United States of America (“GAAP”). GAAP requires the use of estimates, assumptions, judgments, and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue, and expense amounts we report. These estimates can also affect supplemental information contained in our public disclosures, including information regarding contingencies, risk, and our financial condition. The significant accounting policies used in the preparation of our consolidated financial statements are discussed in Note 1. Description of Business and Summary of Significant Accounting Policies. The accounting assumptions and estimates discussed in the section below are those that we consider most critical to an understanding of our financial statements because they inherently involve significant judgments and estimates. We believe our use of estimates and underlying accounting assumptions conforms to GAAP and is consistently applied. We review valuations based on estimates for reasonableness on a consistent basis.

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

•
We have significant tangible and intangible assets on our balance sheet that include goodwill and other intangibles related to acquisitions. The valuation and classification of these assets and the assignment of useful depreciation and amortization lives involve significant judgments and the use of estimates. The testing of these intangibles under established accounting guidelines for impairment also requires significant use of judgment and assumptions, particularly as it relates to the identification of reporting units and the determination of fair market value. Our assets and reporting units are tested and reviewed for impairment on an annual basis during the fourth quarter or, when indicators of impairment exist, such as a significant sustained change in the business climate, or when a significant portion of a reporting unit is to be reclassified to discontinued operations, during the interim periods. We estimate fair value using discounted cash flow analyses (i.e. an income approach) which incorporate management assumptions relating to future growth and profitability. Changes in business or market conditions could impact the future cash flows used in such analyses. We believe that our use of estimates and assumptions are reasonable and comply with generally accepted accounting principles. We performed the annual impairment testing of our 16 identified reporting units in the fourth quarter of 2013, and the fair value of 15 of the reporting units exceeded the carrying value by at least 50% and, in most cases, significantly more. If the fair value of each of these reporting units was decreased by 10%, the resulting fair value would still have exceeded the carrying value and no impairment would have been recognized. The testing of the goodwill of our DEK business within discontinued operations in the fourth quarter resulted in impairment on the basis of the fair value assumptions predicated on an anticipated sale. As a result, we calculated goodwill impairment of $9.2 million that was recognized in the fourth quarter of 2013 within the results of discontinued operations.

•
The valuation of our pension and other post-retirement plans requires the use of assumptions and estimates that are used to develop actuarial valuations of expenses and assets/liabilities. Inherent in these valuations are key assumptions, including discount rates, investment returns, projected salary increases and benefits, and mortality rates. Annually, we review the actuarial assumptions used in our pension reporting and compare them with external benchmarks to ensure that they accurately account for our future pension obligations. Changes in assumptions and future investment returns could potentially have a material impact on our pension expense and related funding requirements. Our expected long-term rate of return on plan assets is reviewed annually based on actual returns, economic trends and portfolio allocation. Our discount rate assumption is determined by developing a yield curve based on high quality corporate bonds with maturities matching the plans’ expected benefit payment streams. The plans’ expected cash flows are then discounted by the resulting year-by-year spot rates. As disclosed in Note 15. Employee Benefit Plans to the Consolidated Financial Statements, the 2013 weighted-average discount rates used to measure our qualified defined benefit, supplemental, and other post-retirement obligations ranged from 3.53% to 4.90%, an increase from the 2012 rates, which ranged from 3.31% to 4.05%. The higher 2013 discount rates are reflective of the increase in global market interest rates over these periods. A 25 basis point decrease in the discount rates used for these plans would have increased the post retirement benefit obligations by approximately $36.7 million from the amount recorded in the financial statements at December 31, 2013. Our pension expense is also sensitive to changes in the expected long-term rate of return on plan assets. A decrease of 25 basis points in the expected long-term rate of return on assets would have increased our defined benefit pension expense by approximately $1.3 million.

•
We have significant amounts of deferred tax assets that are reviewed for recoverability and valued accordingly. These assets are evaluated by using estimates of future taxable income streams and the impact of tax planning strategies. Changes in 2013 to certain employee benefit plans and an increase in the discount rate used to measure the obligations, as discussed in Note 15. Employee Benefit Plans, resulted in a significant decrease to the related deferred tax assets. Reserves are also estimated, using more likely than not criteria, for ongoing audits regarding federal, state, and international issues that are currently unresolved. We routinely monitor the potential impact of these situations and believe that we have established the proper reserves. Reserves related to tax accruals and valuations related to deferred tax assets can be impacted by changes in tax codes and rulings, changes in statutory tax rates, and our future taxable income levels. The provision for uncertain tax positions provides a recognition threshold and measurement attribute for financial statement tax benefits taken or expected to be taken in a tax return and disclosure requirements regarding uncertainties in income tax positions. The tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. We record interest and penalties related to unrecognized tax benefits as a component of our provision for income taxes.

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

•
We will from time to time discontinue certain operations for various reasons. Estimates are used to adjust, if necessary, the assets and liabilities of discontinued operations, including goodwill, to their estimated fair market value. These estimates include assumptions relating to the proceeds anticipated as a result of the sale. Fair value is established using internal valuation calculations along with market analysis of similar-type entities. The adjustments to fair market value of these operations provide the basis for the gain or loss when sold. Changes in business conditions or the inability to sell an operation could potentially require future adjustments to these estimates. We recognized total goodwill impairment charges of $63.8 million in 2013 and $63.8 million 2012 for certain reporting units included in discontinued operations based on the reduction in fair value implied in the anticipated selling price. We will continue to evaluate impairment each reporting period for the remaining business held for sale at December 31, 2013.

•
We are required to recognize in our consolidated statements of earnings the expense associated with all share-based payment awards made to employees and directors, including stock options, stock appreciation rights (SARs), restricted stock, and performance share awards. We use the Black-Scholes valuation model to estimate the fair value of SARs and stock options granted to employees. The model requires that we estimate the expected life of the SAR or option, expected forfeitures and the volatility of our stock using historical data. We use the Monte Carlo simulation model to estimate fair value of performance share awards which also require us to estimate the volatility of our stock and the volatility of returns on the stock of our peer group as well as the correlation of the returns between the companies in the peer group. For additional information related to the assumptions used, see Note 15. Employee Benefit Plans to the Consolidated Financial Statements in Item 8 of this Form 10-K.

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

In July 2012, the FASB issued ASU 2012-02, which allows an entity to first assess qualitative factors to determine whether it is necessary to perform a quantitative impairment test of an indefinite-lived intangible asset. Per the terms of this ASU, an entity would not be required to calculate the fair value of an indefinite-lived intangible asset unless the entity determines, based on qualitative assessment, that it is not more likely than not, the indefinite-lived intangible asset is impaired. The revised standard was effective for Dover for its annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Its adoption did not have a material impact on the Company’s consolidated financial statements.

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

In July 2013, the FASB issued ASU 2013-11, which provides that an unrecognized tax benefit, or a portion thereof, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except to the extent that a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date to settle any additional income taxes that would result from disallowance of a tax position, or the tax law does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, then the unrecognized tax benefit should be presented as a liability. This standard is effective for Dover for fiscal years beginning after December 15, 2013. The Company does not expect adoption of this ASU to significantly impact its consolidated financial statements.

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

ITEM 8. FINANCIAL STATEMENT AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND
FINANCIAL STATEMENT SCHEDULE

Page

53	Management's Report on Internal Control Over Financial Reporting
54	Report of Independent Registered Public Accounting Firm
55	Consolidated Statements of Earnings
56	Consolidated Statements of Comprehensive Earnings
57	Consolidated Balance Sheets
58	Consolidated Statements of Stockholders' Equity
59	Consolidated Statements of Cash Flows
60	Notes to Consolidated Financial Statements
99	Financial Statement Schedule - Schedule II, Valuation and Qualifying Accounts

 (All other schedules are not required and have been omitted)

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (1992).

Based on its assessment under the criteria set forth in Internal Control — Integrated Framework (1992), management concluded that, as of December 31, 2013, the Company’s internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP.

In making its assessment of internal control over financial reporting as of December 31, 2013, management has excluded the following companies that were acquired in purchase business combinations during 2013: Ebsray Pumps; SPIRIT Global Energy Solutions; Fibresec Holdings Ltd.; Kungsors Plast AB; Lianyungang Jump Equipment Co., Ltd.; and Finder Pompe. These companies are wholly-owned by the Company and their revenue for the year ended December 31, 2013 represents approximately 0.6% of the Company’s consolidated total revenue for the same period and their excluded assets represent approximately 1.2% of the Company’s consolidated assets as of December 31, 2013.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2013 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Dover Corporation:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Dover Corporation and its subsidiaries at December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control Over Financial Reporting, appearing under Item 8. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

As described in Management’s Report on Internal Control Over Financial Reporting, management has excluded from its assessment of internal control over financial reporting as of December 31, 2013 those companies acquired by the Company in purchase business combinations during 2013. We have also excluded those companies from our audit of internal control over financial reporting. Those companies are wholly-owned by the Company and their total assets and total revenues, comprised primarily of Ebsray Pumps, SPIRIT Global Energy Solutions, Fibresec Holdings Ltd., Kungsors Plast AB, Lianyungang Jump Equipment Co., Ltd., and Finder Pompe, represent 1.2% and 0.6%, respectively, of the related financial statement amounts as of and for the year ended December 31, 2013.

/s/ PricewaterhouseCoopers LLP
Chicago, Illinois
February 14, 2014

DOVER CORPORATION
CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands, except per share figures)

	Years Ended December 31,
	2013	2012	2011
Revenue	$8,729,813	$8,104,339	$7,369,154
Cost of goods and services	5,390,032	4,997,274	4,524,351
Gross profit	3,339,781	3,107,065	2,844,803
Selling and administrative expenses	1,985,849	1,841,688	1,720,954
Operating earnings	1,353,932	1,265,377	1,123,849
Interest expense, net	120,742	121,141	115,525
Other (income) expense, net	(4,222)	6,665	(1,938)
Earnings before provision for income taxes and discontinued operations	1,237,412	1,137,571	1,010,262
Provision for income taxes	271,607	304,452	237,076
Earnings from continuing operations	965,805	833,119	773,186
Earnings (loss) from discontinued operations, net	37,324	(22,049)	122,057
Net earnings	$1,003,129	$811,070	$895,243

Earnings per share from continuing operations:
Basic	$5.64	$4.59	$4.16
Diluted	$5.57	$4.53	$4.09

Earnings (loss) per share from discontinued operations:
Basic	$0.22	$(0.12)	$0.66
Diluted	$0.22	$(0.12)	$0.65

Net earnings per share:
Basic	$5.86	$4.47	$4.82
Diluted	$5.78	$4.41	$4.74

Dividends paid per common share	$1.45	$1.33	$1.18

See Notes to Consolidated Financial Statements

DOVER CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(In thousands)

	Years Ended December 31,
	2013	2012	2011

Net earnings	$1,003,129	$811,070	$895,243

Other comprehensive earnings (loss), net of tax
Foreign currency translation adjustments:
Foreign currency translation gains (losses) during period	34,617	38,880	(71,612)
Reclassification of foreign currency translation (gains) losses to earnings upon sale of subsidiaries	(29,881)	—	11,090
Total foreign currency translation	4,736	38,880	(60,522)

Pension and other postretirement benefit plans:
Actuarial gains (losses) arising during period	101,478	(56,159)	(46,284)
Prior service cost arising during period	(1,246)	(4,685)	(1,067)
Amortization of actuarial losses included in net periodic pension cost	12,542	8,530	5,646
Amortization of prior service costs included in net periodic pension cost	5,733	5,304	5,390
Total pension and other postretirement benefit plans	118,507	(47,010)	(36,315)

Changes in fair value of cash flow hedges:
Unrealized net gains (losses) arising during period	35	482	(948)
Net gains reclassified into earnings	(84)	(357)	(124)
Total cash flow hedges	(49)	125	(1,072)

Other	(565)	609	238

Other comprehensive earnings (loss)	122,629	(7,396)	(97,671)

Comprehensive earnings	$1,125,758	$803,674	$797,572

See Notes to Consolidated Financial Statements.

DOVER CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	December 31, 2013	December 31, 2012
Current assets:
Cash and cash equivalents	$803,882	$800,076
Receivables, net of allowances of $20,364 and $20,392	1,359,101	1,225,898
Inventories, net	926,998	872,841
Prepaid and other current assets	75,550	79,094
Deferred tax assets	74,631	49,935
Total current assets	3,240,162	3,027,844
Property, plant and equipment, net	1,182,982	1,167,052
Goodwill	4,242,909	4,114,650
Intangible assets, net	1,612,487	1,625,420
Other assets and deferred charges	238,910	111,432
Assets of discontinued operations	320,722	397,545
Total assets	$10,838,172	$10,443,943

Current liabilities:
Notes payable and current maturities of long-term debt	$229,278	$610,766
Accounts payable	692,565	651,358
Accrued compensation and employee benefits	317,035	334,634
Accrued insurance	93,000	103,318
Other accrued expenses	260,911	255,632
Federal and other taxes on income	22,791	30,920
Total current liabilities	1,615,580	1,986,628
Long-term debt	2,599,201	2,189,350
Deferred income taxes	549,283	462,244
Other liabilities	514,086	677,533
Liabilities of discontinued operations	182,626	208,958
Stockholders' equity:
Preferred stock - $100 par value; 100,000 shares authorized; none issued	—	—
Common stock - $1 par value; 500,000,000 shares authorized; 255,320,345 and 254,119,478 shares issued at December 31, 2013 and December 31, 2012, respectively	255,320	254,119
Additional paid-in capital	871,575	834,677
Retained earnings	7,954,536	7,199,227
Accumulated other comprehensive earnings (loss)	67,723	(54,906)
Common stock in treasury	(3,771,758)	(3,313,887)
Total stockholders' equity	5,377,396	4,919,230
Total liabilities and stockholders' equity	$10,838,172	$10,443,943

See Notes to Consolidated Financial Statements

DOVER CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

	Common Stock $1 Par Value	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Earnings (Loss)	Treasury Stock	Total Stockholders' Equity
Balance at December 31, 2010	$249,361	$596,457	$5,953,027	$50,161	$(2,322,444)	$4,526,562

Net earnings	—	—	895,243	—	—	895,243
Dividends paid	—	—	(219,154)	—	—	(219,154)
Common stock issued for the exercise of share-based awards	1,155	25,063	—	—	—	26,218
Tax benefit from the exercise of share-based awards	—	8,752	—	—	—	8,752
Stock-based compensation expense	—	25,391	—	—	—	25,391
Common stock issued, other	76	4,780	—	—	—	4,856
Common stock acquired	—	—	—	—	(242,488)	(242,488)
Other comprehensive loss, net of tax	—	—	—	(97,671)	—	(97,671)
Other	—	2,846	—	—	—	2,846
Balance at December 31, 2011	$250,592	$663,289	$6,629,116	$(47,510)	$(2,564,932)	$4,930,555

Net earnings	—	—	811,070	—	—	811,070
Dividends paid	—	—	(240,959)	—	—	(240,959)
Common stock issued for acquisition	1,636	98,974	—	—	—	100,610
Common stock issued for the exercise of share-based awards	1,871	17,210	—	—	—	19,081
Tax benefit from the exercise of share-based awards	—	22,771	—	—	—	22,771
Stock-based compensation expense	—	31,251	—	—	—	31,251
Common stock issued, other	20	1,182	—	—	—	1,202
Common stock acquired	—	—	—	—	(748,955)	(748,955)
Other comprehensive loss, net of tax	—	—	—	(7,396)	—	(7,396)
Balance at December 31, 2012	$254,119	$834,677	$7,199,227	$(54,906)	$(3,313,887)	$4,919,230

Net earnings	—	—	1,003,129	—	—	1,003,129
Dividends paid	—	—	(247,820)	—	—	(247,820)
Common stock issued for the exercise of share-based awards	1,194	(19,888)	—	—	—	(18,694)
Tax benefit from the exercise of share-based awards	—	25,661	—	—	—	25,661
Stock-based compensation expense	—	30,480	—	—	—	30,480
Common stock issued, other	7	645	—	—	—	652
Common stock acquired	—	—	—	—	(457,871)	(457,871)
Other comprehensive earnings, net of tax	—	—	—	122,629	—	122,629
Balance at December 31, 2013	$255,320	$871,575	$7,954,536	$67,723	$(3,771,758)	$5,377,396

See Notes to Consolidated Financial Statements

DOVER CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2013	2012	2011
Operating Activities of Continuing Operations
Net earnings	$1,003,129	$811,070	$895,243

Adjustments to reconcile net earnings to cash from operating activities:
Loss (gain) from discontinued operations, net	(37,324)	22,049	(122,057)
Depreciation and amortization	421,616	357,585	290,477
Stock-based compensation	30,480	30,884	25,130
Provision for losses on accounts receivable (net of recoveries)	6,398	5,162	5,694
Deferred income taxes	(43,064)	(19,023)	3,354
Employee benefit plan expense	45,531	43,912	39,954
Contributions to employee benefit plans	(41,760)	(48,576)	(63,567)
Other, net	13,027	(24,283)	18,313
Cash effect of changes in assets and liabilities (excluding effects of acquisitions, dispositions and foreign exchange):
Accounts receivable	(92,472)	(4,549)	(124,193)
Inventories	(18,256)	(37,986)	(56,145)
Prepaid expenses and other assets	(16,463)	9,066	2,143
Accounts payable	9,988	73,460	82,624
Accrued compensation and employee benefits	(21,205)	45,475	34,745
Accrued expenses and other liabilities	(25,298)	(14,779)	(17,858)
Accrued taxes	(55,642)	11,693	(64,993)
Net cash provided by operating activities of continuing operations	1,178,685	1,261,160	948,864

Investing Activities of Continuing Operations
Additions to property, plant and equipment	(236,833)	(297,012)	(262,676)
Acquisitions (net of cash and cash equivalents acquired)	(322,838)	(1,035,433)	(1,382,217)
Proceeds from sale of short-term investments	—	—	124,410
Proceeds from the sale of property, plant and equipment	28,990	13,843	9,363
Proceeds from the sale of businesses	76,457	—	516,901
Other	(8,827)	(27,286)	(18,211)
Net cash used in investing activities of continuing operations	(463,051)	(1,345,888)	(1,012,430)

Financing Activities of Continuing Operations
Purchase of common stock	(457,871)	(748,955)	(242,488)
Net proceeds from exercise of share-based awards, including tax benefits	7,619	43,054	39,826
Dividends to stockholders	(247,820)	(240,959)	(219,154)
Change in notes payable, net	(381,000)	607,500	(15,002)
Reduction of long-term debt	(3,246)	(3,582)	(402,654)
Proceeds from long-term debt, net of discount and issuance costs	403,776	—	788,971
Net cash used in financing activities of continuing operations	(678,542)	(342,942)	(50,501)

Cash Flows from Discontinued Operations
Net cash (used in) provided by operating activities of discontinued operations	(24,168)	12,013	130,638
Net cash used in investing activities of discontinued operations	(5,817)	(7,134)	(13,327)
Net cash (used in) provided by discontinued operations	(29,985)	4,879	117,311

Effect of exchange rate changes on cash and cash equivalents	(3,301)	16,112	16,150

Net increase (decrease) in cash and cash equivalents	3,806	(406,679)	19,394
Cash and cash equivalents at beginning of period	800,076	1,206,755	1,187,361
Cash and cash equivalents at end of period	$803,882	$800,076	$1,206,755

Supplemental information - cash paid during the year for:
Income taxes	$338,778	$281,331	$269,895
Interest	$123,881	$125,770	$121,715
See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)

1. Description of Business and Summary of Significant Accounting Policies

Description of Business - Dover Corporation (the “Company”) is a diversified global manufacturer offering innovative equipment, components, and specialty systems. The Company also provides supporting engineering, testing, and other similar services, which are not significant in relation to consolidated revenue. The Company’s businesses are based primarily in the United States of America and Europe with manufacturing and other operations throughout the world.  The Company operates through four business segments that are aligned with the key end-markets they serve: Communication Technologies, Energy, Engineered Systems, and Printing & Identification.  For additional information on the Company’s segments, see Note 17. Segment Information.

Principles of Consolidation - The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation. The results of operations of purchased businesses are included from the dates of acquisitions.  As discussed in Note 4. Disposed and Discontinued Operations, the Company is reporting certain businesses that are held for sale at December 31, 2013 as discontinued operations.  The assets, liabilities, results of operations, and cash flows of all discontinued operations have been separately reported as discontinued operations for all periods presented. In addition, the results of operations, financial condition and cash flows for the businesses to be included in the spin-off of certain businesses within the Communication Technologies segment, are, and will continue to be, presented within Dover's consolidated financial statements as continuing operations within the Communication Technologies segment, until the spin-off becomes effective, upon which the financial presentation of these businesses will be included within Dover's discontinued operations.

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

Short-Term Investments - Short-term investments consist of investment grade time deposits that have original maturity dates at the time of purchase greater than three months, up to twelve months.  The Company held no short-term investments at December 31, 2013 or December 31, 2012.

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

Property, Plant and Equipment - Property, plant and equipment includes the historic cost of land, buildings, equipment, and significant improvements to existing plant and equipment or, in the case of acquisitions, a fair market value appraisal of such assets completed at the time of acquisition.  Property, plant and equipment also includes the cost of purchased software.  Expenditures for maintenance, repairs, and minor renewals are expensed as incurred. When property or equipment is sold or otherwise disposed of, the related cost and accumulated depreciation is removed from the respective accounts and the gain or loss realized on disposition is reflected in earnings.  The Company depreciates its assets on a straight-line basis over

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)

their estimated useful lives as follows: buildings and improvements 5 to 31.5 years; machinery and equipment 3 to 7 years; furniture and fixtures 3 to 7 years; vehicles 3 years; and software 3 to 5 years. Depreciation expense totaled $235,358 in 2013, $201,816 in 2012, and $168,024 in 2011.

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

Goodwill and Indefinite-Lived Intangible Assets - Goodwill represents the excess of purchase consideration over the fair value of the net assets of businesses acquired.  Goodwill and certain other intangible assets deemed to have indefinite lives (primarily trademarks) are not amortized.  Instead, goodwill and indefinite-lived intangible assets are tested for impairment at least annually or more frequently if indicators of impairment exist, such as a significant sustained change in the business climate or a current expectation of an impending disposal. The Company conducts its annual impairment evaluation in the fourth quarter of each year.  Recoverability of goodwill is measured at the reporting unit level and determined using a two-step process.  For 2013, the Company identified 16 reporting units for its annual goodwill impairment test.  Step one of the test compares the fair value of each reporting unit using a discounted cash flow method to its book value. This method uses the Company’s own market assumptions including projections of future cash flows, determinations of appropriate discount rates, and other assumptions which are considered reasonable and inherent in the discounted cash flow analysis. The projections are based on historical performance and future estimated results.  These assumptions require significant judgment and actual results may differ from assumed and estimated amounts.  Step two, which compares the book value of the goodwill to its implied fair value, was not necessary since there were no indicators of potential impairment from step one.  See Note 7. Goodwill and Other Intangible Assets for additional details on goodwill balances.

As discussed in Note 4. Disposed and Discontinued Operations, in connection with impending sale of certain businesses held for sale, the Company recognized total impairment losses of $53,439 and $51,854, net of tax, for 2013 and 2012, respectively, within the results of discontinued operations. The fair value of businesses held for sale at December 31, 2013 will continue to be evaluated at each subsequent reporting period until the time of sale, and further adjustments to fair value are possible if business conditions should change. In 2011, an after-tax impairment loss of $76,072 was recorded within discontinued operations in connection with the sale of Paladin Brands.

Similar to goodwill, in testing its other indefinite lived intangible assets for impairment, the Company uses a discounted cash flow method to calculate and compare the fair value of the intangible asset to its book value. This method uses the Company’s own market assumptions which are considered reasonable and inherent in the discounted cash flow analysis.  Any excess of carrying value over the estimated fair value is recognized as an impairment loss.  No impairment of indefinite lived intangibles was indicated for the years ended December 31, 2013, 2012, or 2011.

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

Stock-Based Compensation – The principal awards issued under the Company’s stock-based compensation plans include non-qualified stock-settled stock appreciation rights and performance share awards.  The cost for such awards is measured at the grant date based on the fair value of the award.  The value of the portion of the award that is expected to ultimately vest is recognized as expense on a straight-line basis, generally over the explicit service period of three years (except for retirement-eligible employees and retirees) and is included in selling and administrative expense in the Consolidated Statements of Earnings.  Expense for awards granted to retirement-eligible employees is recorded over the period from the date of grant through the date the employee first becomes eligible to retire and is no longer required to provide service.  See Note 13. Equity and Cash Incentive Program for additional information related to the Company’s stock-based compensation.  At the time of grant, the Company estimates forfeitures, based on historical experience, in order to estimate the portion of the award that will ultimately vest.

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

Research and Development Costs – Research and development costs, including qualifying engineering costs, are expensed when incurred and amounted to $185,623 in 2013, $189,844 in 2012, and $175,532 in 2011.

Advertising – Advertising costs are expensed when incurred and amounted to $39,559 in 2013, $39,560 in 2012, and $39,214 in 2011.

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

In July 2012, the FASB issued ASU 2012-02, which allows an entity to first assess qualitative factors to determine whether it is necessary to perform a quantitative impairment test of an indefinite-lived intangible asset. Per the terms of this ASU, an entity would not be required to calculate the fair value of an indefinite-lived intangible asset unless the entity determines, based on qualitative assessment, that it is not more likely than not, the indefinite-lived intangible asset is impaired. The revised standard was effective for Dover for its annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Its adoption did not have a material impact on the Company’s consolidated financial statements.

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

In July 2013, the FASB issued ASU 2013-11, which provides that an unrecognized tax benefit, or a portion thereof, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except to the extent that a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date to settle any additional income taxes that would result from disallowance of a tax position, or the tax law does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, then the unrecognized tax benefit should be presented as a liability. This standard is effective for Dover for fiscal years beginning after December 15, 2013. The Company does not expect adoption of this ASU to significantly impact its consolidated financial statements.

2. Planned Spin-Off of Certain Communication Technologies Businesses

On May 23, 2013, Dover announced that its Board of Directors had approved a preliminary plan to spin-off certain businesses within its Communication Technologies segment into a standalone, publicly traded company. Upon completion of the spin-off, Knowles Corporation ("Knowles") will be an independent, global technology company operating in the communication technologies space. The spin-off is expected to allow Knowles to pursue a more aggressive growth strategy as a standalone company, focusing on its customers' distinct product and technology needs.

On February 6, 2014, Dover announced that its Board of Directors approved the separation of Knowles from Dover through the pro rata distribution by Dover of 100% of the common stock of Knowles to Dover's stockholders on February 28, 2014. In addition, on February 10, 2014, the U.S. Securities and Exchange Commission declared Knowles' Registration Statement on Form 10 effective. As a result, the following is expected to occur: (1) the distribution of Knowles' shares would be made on February 28, 2014 to Dover stockholders of record as of the close of business on February 19, 2014, the record date for the distribution, (2) on the distribution date, Dover stockholders will receive one share of Knowles common stock for every two shares of Dover common stock held as of the record date, and (3) following the distribution, Knowles will be an independent, publicly traded company on the New York Stock Exchange (utilizing ticker symbol "KN") and Dover will retain no ownership interest in Knowles. The distribution has been structured to be tax-free to Dover and its shareholders for U.S. federal income tax purposes.

While Dover expects to complete the spin-off of Knowles on February 28, 2014, there can be no assurance that it will be completed on the anticipated schedule or that its terms will not change. The results of operations, financial condition and cash flows for the businesses to be transferred to Knowles and included in the spin-off are, and will continue to be, presented within Dover's consolidated financial statements as continuing operations within the Communication Technologies segment, until the spin-off is complete, upon which the financial presentation of these businesses will be included within Dover's discontinued operations. One-time costs associated with the transaction are expected to be in the range of $60,000 to$70,000. Costs incurred to date totaled $30,093 for the year ended December 31, 2013 and are recorded in selling and administrative expense in the consolidated statement of earnings.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)

3. Acquisitions

2013 Acquisitions

The following table details the acquisitions made during the year ended December 31, 2013.

Date	Type	Company / Product Line Acquired	Location (Near)	Segment
May 2	Stock	Ebsray Pumps	Brookvale, Australia	Engineered Systems
Manufacturer of rotary pumps in vane, regenerative turbine, and internal gear technologies.

May 7	Stock	The Curotto-Can, Inc.	Sonoma, California	Engineered Systems
Manufacturer of automated front loaders for use in the waste collection industry.

May 21	Asset	Klaus Enterprise, Ltd.	Alberta, Canada	Energy
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

September 19	Stock	SPIRIT Global Energy Solutions	Midland, Texas	Energy
Manufacturer of artificial lift tools and technology for oil and gas producers.

October 5	Stock	Fibresec Holdings Ltd.	Dorset, England	Energy
Manufacturer of composite access covers and containment systems for retail fueling sites.

October 9	Stock	Kungsors Plast AB (KPS)	Kungsors, Sweden	Energy
Manufacturer of high density polyethylene fusion underground piping systems for retail fueling sites.

October 16	Stock	Lianyungang Jump Equipment Co., Ltd.	Lianyungang, China	Energy
Provider of top loading and LNG onshore loading equipment in China.

November 4	Stock	Finder Pompe	Merate, Italy	Engineered Systems
Manufacturer of engineered pumps, spare parts, and related services for critical applications mostly in the upstream, midstream, and downstream oil and gas markets.

During 2013, the Company acquired ten businesses in separate transactions for net cash consideration of $322,838. The businesses were acquired to complement and expand upon existing operations within the Refrigeration & Industrial and Fluid Solutions platforms of the Engineered Systems segment, as well as the Energy and Printing & Identification segments. The goodwill identified by these acquisitions reflects the benefits expected to be derived from product line expansion and operational synergies.  Upon consummation of the acquisitions, each of these entities is now wholly-owned by Dover.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)

The following presents the allocation of acquisition cost to the assets acquired and liabilities assumed, based on their estimated fair values:

Current assets, net of cash acquired	$98,641
Property, plant and equipment	33,403
Goodwill	141,888
Intangible assets	149,228
Other non-current assets, principally deferred taxes	2,622
Current liabilities assumed	(58,052)
Non-current liabilities assumed, principally deferred taxes	(44,892)
Net assets acquired	$322,838

The amounts assigned to goodwill and major intangible asset classifications by applicable segment for the 2013 acquisitions are as follows:

	Energy	Engineered Systems	Printing & Identification	Total	Useful life (in years)
Goodwill - Tax deductible	$272	$14,870	$5,099	$20,241	na
Goodwill - Non deductible	41,479	80,168	—	121,647	na
Customer intangibles	36,463	80,829	—	117,292	10
Trademarks	4,481	5,515	—	9,996	10
Patents	2,085	1,870	1,820	5,775	10
Other intangibles and assets	3,175	12,990	—	16,165	6
	$87,955	$196,242	$6,919	$291,116

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

The Consolidated Statements of Earnings include the results of these businesses from the dates of acquisition.  The aggregate revenue and pre-tax loss of the 2013 acquisitions included in the Company’s 2013 consolidated revenue and earnings totaled $75.2 million and $2.4 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)

2012 Acquisitions

During 2012, the Company acquired seven businesses for an aggregate consideration of $1,181,043, net of cash acquired. A summary of the acquisitions made during 2012 is as follows:

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

The following presents the allocation of acquisition cost to the assets acquired and liabilities assumed, based on their estimated fair values:

Current assets, net of cash acquired	$203,646
Property, plant and equipment	98,016
Goodwill	602,098
Intangible assets	569,747
Other non-current assets, principally deferred taxes	67,605
Current liabilities assumed	(103,112)
Non-current liabilities assumed, principally deferred taxes and pension obligations	(256,957)
Net assets acquired	$1,181,043

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)

Pro Forma Information

The following unaudited pro forma information illustrates the effect on the Company’s revenue and earnings from continuing operations for years ended December 31, 2013 and 2012, assuming that the 2013 acquisitions had taken place at the beginning of 2012. As a result, the supplemental pro forma earnings reflect adjustments to earnings from continuing operations as reported in the Consolidated Statements of Earnings to exclude $4,963 of nonrecurring expense related to the fair value adjustments to acquisition-date inventory (after-tax) and $2,905 of acquisition-related costs (after-tax) from the year ended December 31, 2013. The supplemental pro forma earnings for the comparable 2012 period were adjusted to include these charges as if they were incurred at the beginning of 2011. The 2013 and 2012 supplemental pro forma earnings are also adjusted to reflect the comparable impact of additional depreciation and amortization expense (net of tax) resulting from the fair value measurement of tangible and intangible assets relating to 2013 and 2012 acquisitions.

	Years Ended December 31,
	2013	2012
Revenue from continuing operations:
As reported	$8,729,813	$8,104,339
Pro forma	8,852,973	8,712,047
Earnings from continuing operations:
As reported	$965,805	$833,119
Pro forma	972,026	868,803
Basic earnings per share from continuing operations:
As reported	$5.64	$4.59
Pro forma	5.68	4.79
Diluted earnings per share from continuing operations:
As reported	$5.57	$4.53
Pro forma	5.60	4.72

These pro forma results of operations have been prepared for comparative purposes only, and they do not purport to be indicative of the results of operations that actually would have resulted had the acquisitions occurred on the dates indicated or that may result in the future.

4. Disposed and Discontinued Operations

Management evaluates Dover's businesses periodically for their strategic fit within Dover's operations. Accordingly, in 2012, the Company announced its intention to divest DEK International and Everett Charles Technologies (including the Multitest business, collectively "ECT") within the Printing & Identification segment, which serve the electronic assembly and test markets. These businesses were reclassified to discontinued operations in the fourth quarter of 2012.

Summarized results of the Company’s discontinued operations are as follows:

	Years Ended December 31,
	2013	2012	2011
Revenue	$393,184	$434,460	$1,136,997

Loss on sale, including impairments, net of tax	$(35,473)	$(50,818)	$(4,743)

Earnings from operations before taxes	17,867	34,517	132,675
Benefit (provision) for income taxes	54,930	(5,748)	(5,875)
Earnings from operations, net of tax	72,797	$28,769	$126,800

Earnings (loss) from discontinued operations, net of tax	$37,324	$(22,049)	$122,057

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)

2013 - In 2013, in connection with a change in goodwill reporting units within discontinued operations resulting from the Company's expected manner of disposing of its electronic test and assembly businesses, the Company was required to allocate goodwill to these individual reporting units based upon relative current fair values. This process resulted in a benefit of $25,520 in the discontinued operations deferred income tax provision for 2013 as a result of the elimination of certain deferred tax liabilities. The Company recorded a goodwill impairment charge of $54,532 ($44,188 after tax) at ECT in 2013 in connection with the anticipated sale of this business. This charge was a write-down of the carrying value to fair value, based on the current estimated sales price.

The Company completed the sale of ECT in the fourth quarter of 2013 for total proceeds of $92,694, which resulted in an after-tax loss on sale of $2,804. Included in the sale proceeds is a note receivable from the buyer of $20,000, which the Company expects to collect within the next five years. This receivable is reflected in Other assets and deferred charges on the Consolidated Balance Sheet at December 31, 2013.

In 2013, the Company signed a definitive agreement to sell DEK. Based on the anticipated proceeds from this sale, the Company recognized an impairment loss of $14,001 in the fourth quarter of 2013, which includes goodwill impairment of the related reporting unit of $9,251, of which none is deductible for tax purposes. Management plans to complete the sale of this business in the first half of 2014.

The net earnings from operations of $72,797 reflects the net earnings of DEK and ECT prior to sale, as well as $54,827 of discrete tax benefits principally related to the conclusion of certain federal, state and international tax audits and $18,279 of interest on tax obligations in foreign jurisdictions.

2012 - The net earnings from operations of $28,769 reflects net earnings from operations generated by these two businesses, as well as various expense and accrual adjustments relating to other discontinued operations. This activity was more than offset by a goodwill impairment charge determined in connection with the anticipated sale of ECT, at which time the Company recognized a goodwill impairment charge of $63,819 ($51,854 after tax), representing a write-down of the reporting unit's carrying value of goodwill to its fair value.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)

Assets and liabilities of discontinued operations are summarized below:

	December 31, 2013	December 31, 2012
Assets of Discontinued Operations
Accounts receivable (1)	$121,094	$63,229
Inventories, net	17,779	51,252
Prepaid and other current assets	28,381	10,263
Total current assets	167,254	124,744
Property, plant and equipment, net	6,468	31,935
Goodwill and intangible assets, net	145,681	238,657
Other assets and deferred charges	1,319	2,209
Total assets	$320,722	$397,545

Liabilities of Discontinued Operations
Accounts payable (1)	$108,772	$22,613
Other current liabilities	21,445	34,592
Total current liabilities	130,217	57,205
Deferred income taxes	14,783	64,853
Other liabilities	37,626	86,900
Total liabilities	$182,626	$208,958

At December 31, 2013 and December 31, 2012, the assets and liabilities of discontinued operations relate primarily to DEK and ECT, coupled with tax-related accruals and unrecognized benefits, as well as other accruals for compensation, legal, environmental, and warranty contingencies.

(1)
Amounts include estimated credits and liabilities associated with tax obligations in foreign jurisdictions resulting from value-added tax for the Multitest business within ECT. Accounts receivable includes $93,598 of credits. Accounts payable includes $76,443 of liabilities and $18,279 of interest. This matter is expected to be resolved in 2014.

5. Inventories, net

	December 31, 2013	December 31, 2012
Raw materials	$417,749	$386,119
Work in progress	175,675	182,060
Finished goods	492,328	453,497
Subtotal	1,085,752	1,021,676
Less reserves	(158,754)	(148,835)
Total	$926,998	$872,841

At December 31, 2013 and 2012, approximately 25% and 28%, respectively, of the Company's total inventories were accounted for using the LIFO method.

6. Property, Plant and Equipment, net

	December 31, 2013	December 31, 2012
Land	$70,645	$70,079
Buildings and improvements	621,958	605,448
Machinery, equipment and other	2,374,456	2,231,721
Subtotal	3,067,059	2,907,248
Less accumulated depreciation	(1,884,077)	(1,740,196)
Total	$1,182,982	$1,167,052

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)

7. Goodwill and Other Intangible Assets

The changes in the carrying value of goodwill by segment for the years ended December 31, 2013 and 2012 are as follows:

	Energy	Engineered Systems	Printing & Identification	Communication Technologies	Total
Goodwill	$622,335	$1,005,980	$744,638	$1,204,582	$3,577,535
Accumulated impairment loss	—	(70,560)	—	—	(70,560)
Balance at January 1, 2012	622,335	935,420	744,638	1,204,582	3,506,975
Acquisitions	135,906	466,192	—	—	602,098
Purchase price adjustments	—	—	—	(6,998)	(6,998)
Foreign currency translation	2,396	1,769	1,699	6,711	12,575
Balance at December 31, 2012	760,637	1,403,381	746,337	1,204,295	4,114,650
Acquisitions	41,751	95,038	5,099	—	141,888
Purchase price adjustments	(2,278)	(25,860)	—	—	(28,138)
Foreign currency translation	(5,566)	4,694	(209)	15,590	14,509
Balance at December 31, 2013	$794,544	$1,477,253	$751,227	$1,219,885	$4,242,909

During the year ended December 31, 2013, the Company recorded adjustments totaling $28,138 to goodwill relating primarily to finalization of the purchase price allocation to assets acquired and liabilities assumed for the 2012 acquisitions of Maag Pump Systems, Anthony International, and UPCO, Inc. The Company did not record adjustments relating to these acquisitions for the year ended December 31, 2012, as amounts were not significant.

The following table provides the gross carrying value and accumulated amortization for each major class of intangible asset:

	December 31, 2013		December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Trademarks	$134,898	$35,736	$124,129	$25,364
Patents	201,779	120,354	180,427	105,369
Customer Intangibles	1,717,912	614,410	1,585,041	474,309
Unpatented Technologies	146,240	100,465	146,025	85,373
Drawings & Manuals	43,022	11,684	34,120	8,035
Distributor Relationships	72,514	35,447	72,514	31,650
Other	34,174	21,830	32,221	20,815
Total	$2,350,539	$939,926	$2,174,477	$750,915
Unamortized intangible assets:
Trademarks	201,874		201,858
Total intangible assets, net	$1,612,487		$1,625,420

Total amortization expense for the years ended December 31, 2013, 2012, and 2011 was $186,258, $155,770, and $122,453, respectively. Amortization expense for the next five years, based on current intangible balances, is estimated to be as follows:

2014	$185,100
2015	183,306
2016	181,159
2017	173,721
2018	160,152

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)

8. Accrued Expenses and Other Liabilities

The following table details the major components of other accrued expenses:

	December 31, 2013	December 31, 2012
Warranty	$44,228	$41,069
Unearned/deferred revenue	30,817	39,941
Taxes other than income	38,232	32,099
Accrued interest	31,738	30,972
Accrued volume discounts	20,576	24,114
Accrued commissions (non-employee)	15,087	13,550
Restructuring and exit	10,046	7,665
Legal and environmental	1,623	1,873
Other (none of which are individually significant)	68,564	64,349
	$260,911	$255,632

The following table details the major components of other liabilities (non-current):

	December 31, 2013	December 31, 2012
Deferred compensation	$344,222	$442,728
Unrecognized tax benefits	85,358	149,791
Unearned/deferred revenue	10,626	15,474
Legal and environmental	29,614	28,160
Warranty	3,237	2,690
Restructuring and exit	356	96
Other, including net investment hedge	40,673	38,594
	$514,086	$677,533

Warranty
Estimated warranty program claims are provided for at the time of sale. Amounts provided for are based on historical costs and adjusted for new claims. The changes in the carrying amount of product warranties through December 31, 2013 and 2012 are as follows:

	2013	2012
Beginning Balance, January 1	$43,759	$37,739
Provision for warranties	57,458	48,626
Settlements made	(53,373)	(48,086)
Other adjustments, including acquisitions and currency translation	(379)	5,480
Ending balance, December 31	$47,465	$43,759

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)

9. Restructuring Activities

From time to time, the Company will initiate various restructuring programs and incur severance and other restructuring costs. The following table details restructuring charges incurred by segment for the periods presented:

	Years Ended December 31,
	2013	2012	2011
Energy	$(712)	$668	$2,668
Engineered Systems	6,598	7,458	1,193
Printing & Identification	3,772	5,753	38
Communication Technologies	16,251	5,525	1,684
Total	$25,909	$19,404	$5,583

These amounts are classified in the Consolidated Statements of Earnings as follows:

Cost of goods and services	$12,098	$3,935	$2,243
Selling and administrative expenses	13,811	15,469	3,340
Total	$25,909	$19,404	$5,583

The restructuring charges of $25,909 incurred in 2013 relate to restructuring programs initiated during 2013 and 2012. These programs are designed to better align the Company's operations with current market conditions through targeted facility consolidations, headcount reductions and other measures to further optimize operations. The Company expects to incur restructuring charges of approximately $5.0 million to $15.0 million in 2014 in connection with the above-mentioned projects, as well as certain other programs to be initiated during the year to rationalize headcount and optimize operations in a few select businesses. We anticipate that much of the benefit of the 2013 and 2014 programs will be realized over the remainder of 2014 and into 2015. We also expect to fund the remainder of the 2013 programs currently underway, as well those commenced in 2014, over the next 12 to 18 months. In light of the economic uncertainty in certain of our end markets and our continued focus on improving our operating efficiency, it is possible that additional programs may be implemented throughout the remainder of 2014.

The $25,909 of restructuring charges incurred during 2013 included the programs as described below.

•
The Energy segment recorded a net restructuring benefit of $712, that included a net gain on sale of three buildings relating to facility consolidations within the production sector undertaken to optimize cost structure.

•
The Engineered Systems segment incurred net restructuring charges of $6,598 in connection with certain facility consolidations and optimizations and headcount reductions undertaken to optimize its cost structure.

•
The Printing & Identification segment incurred restructuring charges of $3,772 relating to exit plans at targeted facilities, which included certain adjustments and offsets to previously recorded reserves.

•
The Communication Technologies segment incurred restructuring charges of $16,251 related principally to a facility consolidation in its capacitor business and headcount reductions in connection with integration activities within its consumer electronic business.

Restructuring expenses incurred in 2012 and 2011 also included targeted facility consolidations at certain businesses.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)

The following table details the Company’s severance and other restructuring accrual activity:

	Severance	Exit	Total
Balance at December 31, 2010	$987	5,448	$6,435
Restructuring charges	1,413	4,170	5,583
Payments	(313)	(5,871)	(6,184)
Other, including foreign currency	(68)	(618)	(686)
Balance at December 31, 2011	2,019	3,129	5,148
Restructuring charges	14,458	4,946	19,404
Payments	(11,376)	(5,547)	(16,923)
Other, including foreign currency	59	73	132
Balance at December 31, 2012	5,160	2,601	7,761
Restructuring charges	18,918	6,991	25,909
Payments	(16,554)	(7,445)	(23,999)
Other, including foreign currency	394	337	731
Balance at December 31, 2013	$7,918	$2,484	$10,402

The accrual balance at December 31, 2013 primarily reflects restructuring plans initiated during the year, as well as ongoing lease commitment obligations for facilities closed in earlier periods.

10. Borrowings and Lines of Credit

Borrowings consist of the following:

	December 31, 2013	December 31, 2012
Short-term:
Current portion of long-term debt	$2,778	$3,266
Commercial paper	226,500	607,500
	$229,278	$610,766

	December 31, 2013	December 31, 2012
Long-term:
4.875% 10-year notes due October 15, 2015	$299,638	$299,441
5.45% 10-year notes due March 15, 2018	348,598	348,268
2.125% 7-year notes due December 1, 2020 (euro-denominated)	411,500	—
4.30% 10-year notes due March 1, 2021	449,813	449,787
6.65% 30-year debentures due June 1, 2028	199,483	199,448
5.375% 30-year debentures due October 15, 2035	296,526	296,367
6.60% 30-year notes due March 15, 2038	247,859	247,771
5.375% 30-year notes due March 1, 2041	345,671	345,511
Other	2,891	6,023
Total long-term debt	2,601,979	2,192,616
Less current portion	(2,778)	(3,266)
	$2,599,201	$2,189,350

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)

The Company maintains a $1.0 billion unsecured revolving credit facility with a syndicate of banks (the "Credit Agreement") which expires on November 10, 2016. At the Company's election, loans under the Credit Agreement will bear interest at a Eurodollar or Sterling rate based on LIBOR, plus an applicable margin ranging from 0.565% to 1.225% (subject to adjustment based on the credit rating accorded the Company's senior unsecured debt by S&P and Moody's), or at a base rate pursuant to a formula defined in the Credit Agreement. In addition, the Credit Agreement requires the Company to pay a facility fee and imposes various restrictions on the Company such as, among other things, the requirement for the Company to maintain an interest coverage ratio of EBITDA to consolidated net interest expense of not less than 3.0 to 1. The Company was in compliance with this covenant and its other long-term debt covenants at December 31, 2013 and had a coverage ratio of 13.2 to 1. The Company primarily uses this facility as liquidity back-up for its commercial paper program and has not drawn down any loans under the $1.0 billion facility and does not anticipate doing so. The Company generally uses commercial paper borrowings for general corporate purposes, funding of acquisitions, and the repurchases of its common stock.

On December 4, 2013, the Company issued €300.0 million of 2.125% euro-denominated notes due 2020. The proceeds of $403,776 from the sale of the notes, net of discounts and issuance costs, were used to repay commercial paper.

In the fourth quarter of 2012, the Company issued commercial paper in the amount of $607,500, used principally to fund the Anthony acquisition.

On February 22, 2011, the Company issued $450.0 million of 4.30% Notes due 2021 and $350.0 million of 5.375% Notes due 2041. The proceeds of $788,971 from the sale of the notes, net of discounts and issuance costs, were used to repay commercial paper, including commercial paper issued to repay the Company’s $400.0 million of 6.50% notes, which matured February 15, 2011, and for other general corporate purposes, including the acquisition of Harbison-Fischer.

The long-term note borrowings presented above are net of unamortized discounts of $9,196 and $9,222 at December 31, 2013 and 2012, respectively. The debentures presented above include unamortized discounts of $3,991 and $4,185 at December 31, 2013 and 2012, respectively. The discounts are being amortized to interest expense using the effective interest rate method over the life of the issuances. The notes and debentures are redeemable at the option of Dover in whole or in part at any time at a redemption price that includes a make-whole premium, with accrued interest to the redemption date.

Interest expense and interest income for the years ended December 31, 2013, 2012 and 2011 were as follows:

	Years Ended December 31,
	2013	2012	2011
Interest expense	$124,647	$125,995	$124,783
Interest income	(3,905)	(4,854)	(9,258)
Interest expense, net	$120,742	$121,141	$115,525

The weighted average interest rate for short-term commercial paper borrowings was 0.1% for 2013 and 0.2% for 2012.

Scheduled maturities of long-term debt for the years ending December 31 are as follows:

2014	$2,778
2015	299,638
2016	—
2017	—
2018	348,598
2019 and thereafter	1,950,965
$2,601,979

As of December 31, 2013, the Company had approximately $137,671 outstanding in letters of credit and guarantees with financial institutions, which expire at various dates in 2014 through 2018.  These letters of credit are primarily maintained as security for insurance, warranty and other performance obligations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)

11. Financial Instruments

Derivatives

The Company is exposed to market risk for changes in foreign currency exchange rates due to the global nature of its operations. In order to manage this risk the Company has hedged portions of its forecasted sales and purchases, which occur within the next twelve months and are denominated in non-functional currencies, with currency forward or collar contracts designated as cash flow hedges. At December 31, 2013 and December 31, 2012, the Company had contracts with U.S. dollar equivalent notional amounts of $33,216 and $9,090, respectively, to exchange foreign currencies, principally the U.S. dollar, euro, Japanese yen, Chinese yuan, and Malaysian ringgit. The Company believes it is probable that all forecasted cash flow transactions will occur.

In addition, the Company had outstanding contracts at December 31, 2013 with a total notional amount of $104,688 that are not designated as hedging instruments. These instruments are used to reduce the Company's exposure for operating receivables and payables that are denominated in non-functional currencies.

The Company also has an outstanding floating-to-floating cross currency swap agreement for a total notional amount of $50,000 in exchange for CHF 65,100, which expires on October 15, 2015. This transaction continues to hedge a portion of the Company’s net investment in CHF-denominated operations. The agreement qualifies as a net investment hedge and the effective portion of the change in fair value is reported within the cumulative translation adjustment section of other comprehensive income. The fair values at December 31, 2013 and December 31, 2012 reflected cumulative losses of $23,716 and $22,681, respectively, due to the strengthening of the Swiss franc relative to the U.S. dollar over the term of the arrangement.

The following table sets forth the fair values of derivative instruments held by the Company as of December 31, 2013 and December 31, 2012 and the balance sheet lines in which they are recorded:

	Fair Value Asset (Liability)
	December 31, 2013	December 31, 2012	Balance Sheet Caption
Foreign currency forward / collar contracts	$879	$85	Prepaid and other current assets
Foreign currency forward / collar contracts	(168)	(799)	Other accrued expenses
Net investment hedge - cross currency swap	(23,716)	(22,681)	Other liabilities

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

Additionally, the Company has designated the €300.0 million of euro-denominated notes issued December 4, 2013 as a hedge of a portion of the its net investment in euro-denominated operations. Due to the high degree of effectiveness between the hedging instruments and the exposure being hedged, fluctuations in the value of the euro-denominated debt due to exchange rate changes are offset by changes in the net investment. Accordingly, changes in the value of the euro-denominated debt are recognized in the cumulative translation adjustment section of other comprehensive income to offset changes in the value of the net investment in euro-denominated operations. The loss recognized from the euro net investment hedge in other comprehensive income totaled $6,099 ($3,964 after tax) for the year ended December 31, 2013.

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

The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2013 and December 31, 2012:

	December 31, 2013			December 31, 2012
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets:
Foreign currency cash flow hedges	$—	$879	$—	$—	$85	$—
Liabilities:
Foreign currency cash flow hedges	—	168	—	—	799	—
Net investment hedge derivative	—	23,716	—	—	22,681	—

The derivative contracts are measured at fair value using models based on observable market inputs such as foreign currency exchange rates and interest rates; therefore, they are classified within Level 2 of the valuation hierarchy.

In addition to fair value disclosure requirements related to financial instruments carried at fair value, accounting standards require disclosures regarding the fair value of all of the Company’s financial instruments. The estimated fair value of long-term debt at December 31, 2013 and December 31, 2012 was $2,872,454 and $2,680,674, respectively, compared to the carrying value of $2,601,979 and $2,192,616, respectively. The estimated fair value of long-term debt is based on quoted market prices for similar instruments and is, therefore, classified as Level 2 within the valuation hierarchy. The carrying values of cash and cash equivalents, trade receivables, accounts payable, and notes payable are reasonable estimates of their fair values as of December 31, 2013 and December 31, 2012 due to the short-term nature of these instruments.

12. Income Taxes

Income taxes have been based on the following components of “Earnings before provision for income taxes and discontinued operations” in the Consolidated Statements of Earnings:

	Years Ended December 31,
	2013	2012	2011
Domestic	$775,499	$700,745	$577,142
Foreign	461,913	436,826	433,120
	$1,237,412	$1,137,571	$1,010,262

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)

Income tax expense (benefit) relating to continuing operations for the years ended December 31, 2013, 2012, and 2011 is comprised of the following:

	Years Ended December 31,
	2013	2012	2011
Current:
U.S. Federal	$155,151	$219,850	$159,250
State and local	20,298	(304)	(12,058)
Foreign	110,216	96,713	98,919
Total current	285,665	316,259	246,111
Deferred:
U.S. Federal	$23,664	$19,475	$850
State and local	(5,864)	(2,584)	(2,535)
Foreign	(31,858)	(28,698)	(7,350)
Total deferred	(14,058)	(11,807)	(9,035)
Total expense	$271,607	$304,452	$237,076

Differences between the effective income tax rate and the U.S. federal income statutory rate are as follows:

	Years Ended December 31,
	2013	2012	2011
U.S. Federal income tax rate	35.0%	35.0%	35.0%
State and local taxes, net of Federal income tax benefit	1.1	1.1	1.1
Foreign operations tax effect	(7.1)	(7.2)	(6.9)
R&E tax credits (1)	(0.8)	—	(0.4)
Domestic manufacturing deduction	(2.0)	(1.8)	(1.6)
Foreign tax credits	0.4	0.2	0.3
Branch losses	(0.2)	—	—
Release of valuation allowance	—	—	(1.0)
Resolution of tax contingencies	(5.4)	(1.4)	(4.0)
Other, principally non-tax deductible items	0.9	0.9	1.0
Effective rate from continuing operations	21.9%	26.8%	23.5%

(1)
On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, and this legislation retroactively extended the R&E tax credit for two years, from January 1, 2012 through December 31, 2013. Income tax expense for 2013 includes $4.8 million for the entire benefit of the R&E tax credit attributable to 2012.

The Company's effective tax rate is favorably impacted by a significant tax holiday granted by Malaysia, effective through December 31, 2021. This tax holiday is subject to the Company's satisfaction of certain conditions, including investment or sales thresholds. If the Company fails to satisfy such conditions, the effective tax rate may be adversely impacted. The benefit of this incentive for the years ended December 31, 2013, 2012 and 2011 is estimated to be approximately $32.0 million, $45.0 million and $25.5 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)

The tax effects of temporary differences that give rise to future deferred tax assets and liabilities are as follows:

	December 31, 2013	December 31, 2012
Deferred Tax Assets:
Accrued compensation, principally postretirement and other employee benefits	$136,712	$197,253
Accrued expenses, principally for state income taxes, interest, and warranty	41,834	46,739
Net operating loss and other carryforwards	123,748	107,959
Inventories, principally due to reserves for financial reporting purposes and capitalization for tax purposes	23,756	23,239
Accounts receivable, principally due to allowance for doubtful accounts	5,247	5,479
Accrued insurance	4,364	5,002
Long-term liabilities, principally warranty, environmental, and exit costs	4,636	2,781
Other assets	12,215	9,235
Total gross deferred tax assets	352,512	397,687
Valuation allowance	(15,554)	(18,887)
Total deferred tax assets	$336,958	$378,800

Deferred Tax Liabilities:
Intangible assets, principally due to different tax and financial reporting bases and amortization lives	$(720,951)	$(719,904)
Plant and equipment, principally due to differences in depreciation	(66,285)	(65,480)
Accounts receivable	(6,674)	(5,725)
Total gross deferred tax liabilities	(793,910)	(791,109)
Net deferred tax liability	$(456,952)	$(412,309)

Classified as follows in the consolidated balance sheets:
Current deferred tax asset	$74,631	$54,219
Non-current deferred tax asset	18,670	10,236
Current deferred tax liability	(970)	(3,395)
Non-current deferred tax liability	(549,283)	(473,369)
	$(456,952)	$(412,309)

As of December 31, 2013, the Company has loss carryforwards for U.S. Federal purposes totaling approximately $122.4 million attributed to the 2011 Anthony acquisition, and loss carryforwards for non-U.S. purposes totaling $239.5 million. As of December 31, 2012, the Company had non-U.S loss carryforwards of $121.0 million.  The federal loss carryforwards are available for use against the Company's consolidated federal taxable income and begin to expire in 2024. The entire balance of the non-U.S. losses as of December 31, 2013 is available to be carried forward, with $86.1 million of these losses beginning to expire during the years 2014 through 2033. The remaining $153.4 million of such losses can be carried forward indefinitely.

The Company has $208.1 million and $133.8 million of state tax loss carryforwards as of December 31, 2013 and 2012, respectively, that are available for use by the Company between 2014 and 2033.

As of December 31, 2013, the Company has research and development credit carryforwards for U.S. Federal purposes of $0.8 million attributable to the 2011 Anthony acquisition and no alternative minimum tax credits. The research and development credits begin to expire in 2025. The Company had research and development tax credit carryforwards of $0.8 million and alternative minimum tax credits of $4.3 million at December 31, 2012.

The Company maintains valuation allowances by jurisdiction against the deferred tax assets related to certain of these carryforwards as utilization of these tax benefits is not assured for certain jurisdictions.

The Company has not provided for U.S. federal income taxes or tax benefits on the undistributed earnings of its international subsidiaries, totaling approximately $2.1 billion at December 31, 2013, because such earnings are reinvested and it is currently intended that they will continue to be reinvested indefinitely. It is not practicable to estimate the amount of tax that might be

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)

payable if some or all of such earnings were to be repatriated, and the amount of foreign tax credits that would be available to reduce or eliminate the resulting U.S. income tax liability.

Unrecognized Tax Benefits

The Company files U.S., state, local, and foreign tax returns. The Company is routinely audited by the tax authorities in these jurisdictions, and a number of audits are currently underway. It is reasonably possible during the next twelve months that uncertain tax positions may be settled, which could result in a decrease in the gross amount of unrecognized tax benefits. This decrease may result in an income tax benefit. Due to the potential for resolution of federal, state, and foreign examinations, and the expiration of various statutes of limitation, the Company's gross unrecognized tax benefits balance may change within the next twelve months by a range of zero to $37.2 million. Some portion of any such change may be reported as discontinued operations. The Company is no longer subject to examinations of its federal income tax returns for years through 2010. All significant state, local, and international matters have been concluded for years through 2005 and 2007, respectively. The Company believes adequate provision has been made for all income tax uncertainties.

The following table is a reconciliation of the beginning and ending balances of the Company’s unrecognized tax benefits:

	Continuing		Discontinued	Total
Unrecognized tax benefits at January 1, 2011	$166,906		$67,275	$234,181
Additions based on tax positions related to the current year	10,835		986	11,821
Additions for tax positions of prior years	14,636		1,971	16,607
Reductions for tax positions of prior years	(40,563)		(12,302)	(52,865)
Settlements	(6,673)		(3,469)	(10,142)
Lapse of statutes	(6,197)		(216)	(6,413)
Unrecognized tax benefits at December 31, 2011	138,944		54,245	193,189
Additions based on tax positions related to the current year	10,188		26	10,214
Additions for tax positions of prior years	4,128		3,470	7,598
Reductions for tax positions of prior years	(14,257)		(25)	(14,282)
Settlements	(418)		(85)	(503)
Lapse of statutes	(12,550)		(3,429)	(15,979)
Unrecognized tax benefits at December 31, 2012	126,035		54,202	180,237
Additions based on tax positions related to the current year	9,056		1	9,057
Additions for tax positions of prior years	7,584		3,315	10,899
Reductions for tax positions of prior years (A)	(62,610)		(40,240)	(102,850)
Settlements	(2,823)		(2,523)	(5,346)
Lapse of statutes	(7,845)		(1,564)	(9,409)
Unrecognized tax benefits at December 31, 2013	$69,397	(B)	$13,191	$82,588
_________

(A)	The settlement of certain income tax examinations of the 2009 and 2010 tax years resulted in a significant decrease in gross unrecognized tax benefits.

(B)
If recognized, the net amount of potential tax benefits that would impact the Company’s effective tax rate is $50.6 million. During the years ended December 31, 2013, 2012, and 2011, the Company recorded potential interest and penalty expense (income) of $(5.5) million, $0.1 million and $(9.1) million, respectively, related to its unrecognized tax benefits as a component of provision for income taxes. The Company had accrued interest and penalties of $17.1 million at December 31, 2013 and $25.0 million at December 31, 2012, which are not included in the above table.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)

13. Equity and Cash Incentive Program

The Company's share-based awards are typically granted annually at its regularly scheduled first quarter Compensation Committee meeting. In 2013, these awards were made pursuant to the terms of the Company's 2012 Equity and Cash Incentive Plan (the "2012 Plan"), which was approved by shareholders on May 3, 2012. This plan replaced the 2005 Equity and Cash Incentive Plan (the "2005 Plan"), which would have otherwise terminated according to its terms on January 31, 2015 and the 1996 Non-Employee Directors Stock Compensation Plan (the "Directors Plan"), which would have otherwise terminated according to its terms on December 31, 2012. Upon approval of the 2012 Plan, no additional awards may be granted under the 2005 Plan. Officers and other key employees, as well as non-employee directors, are eligible to participate in the 2012 Plan, which has a ten year term and will terminate on May 3, 2022. The 2012 Plan provides for stock options and SARs grants, restricted stock awards, restricted stock unit awards, performance share awards, cash performance awards, directors' shares, and deferred stock units. Under the 2012 Plan, a total of 17,000,000 shares of common stock are reserved for issuance, subject to adjustments resulting from stock dividends, stock splits, recapitalizations, reorganizations, and other similar changes.

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

Stock-based compensation costs are reported within selling and administrative expenses. The following table summarizes the Company’s compensation expense relating to all stock-based incentive plans:

	Years Ended December 31,
	2013	2012	2011
Pre-tax compensation expense	$30,480	$30,884	$25,130
Tax benefit	(10,745)	(10,904)	(8,795)
Total stock-based compensation expense, net of tax	$19,735	$19,980	$16,335

SARs and Stock Options

In 2013, 2012, and 2011, the Company issued SARs covering 1,613,884, 1,719,943, and 1,524,329 shares, respectively.  Since 2006, the Company has only issued SARs and does not anticipate issuing stock options in the future.  The fair value of each SAR grant was estimated on the date of grant using a Black-Scholes option-pricing model with the following assumptions:

	2013	2012	2011
Risk-free interest rate	1.39%	1.05%	2.68%
Dividend yield	2.06%	2.03%	1.70%
Expected life (years)	7.1	5.7	5.8
Volatility	33.78%	36.41%	33.56%
Grant price	$71.86	$65.38	$66.59
Fair value at date of grant	$20.62	$18.51	$20.13

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)

A summary of activity relating to SARs and stock options granted under the 2012 Plan and the predecessor plans for the year ended December 31, 2013 is as follows:

	SARs				Stock Options
	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term (Years)	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term (Years)
Outstanding at 1/1/2013	8,551,608	$50.17			724,406	$38.18
Granted	1,613,884	71.86			—	—
Forfeit / expired	(285,351)	66.72			(22,438)	30.50
Exercised	(2,359,381)	42.28			(492,141)	38.44
Outstanding at 12/31/2013	7,520,760	56.67	$299,812	6.8	209,827	38.39	$12,201	1.0

Exercisable at 12/31/2013	3,089,841	$40.47	$173,243	4.8	209,827	$38.39	$12,201	1.0

The following table summarizes information about SAR and option awards outstanding that are vested and exercisable at December 31, 2013:

	SARs Outstanding			SARs Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Life in Years	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Life in Years
$29.45 - $42.88	2,535,719	$38.64	5.3	2,535,719	$38.64	5.3
$46.00 - $50.60	552,000	48.80	2.6	552,000	48.80	2.6
$65.38 - $71.86	4,433,041	67.97	8.2	2,122	65.98	3.9

	Stock Options Outstanding			Stock Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Life in Years	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Life in Years
$38.00 - $38.50	184,241	$38.00	1.1	184,241	$38.00	1.1
$39.00 - $41.25	25,586	41.20	0.1	25,586	41.20	0.1

Unrecognized compensation expense related to SARs not yet exercisable was $30,018 at December 31, 2013.  This cost is expected to be recognized over a weighted average period of 1.7 years.

Other information regarding the exercise of SARs and stock options is listed below:

	2013	2012	2011
SARs
Fair value of SARs that became exercisable	$23,605	$16,484	$21,202
Aggregate intrinsic value of SARs exercised	$83,944	$61,531	$24,322

Stock Options
Cash received by Dover for exercise of stock options	$14,830	$38,029	$26,519
Aggregate intrinsic value of options exercised	$19,937	$29,866	$24,726

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)

The company recognized tax benefits of $25,661, $22,771, and $8,752 during 2013, 2012, and 2011, respectively, for the exercise of SARs and stock options. These benefits have been recorded as an increase to additional paid-in capital and are reflected as financing cash inflows in the Consolidated Statements of Cash Flows.

Performance Share Awards

Performance share awards granted are expensed over the three-year requisite performance and service period. Awards shall become vested if (1) the Company achieves certain specified stock performance targets compared to a defined group of peer companies and (2) the employee remains continuously employed by the company during the performance period.  Partial vesting may occur after separation from service in the case of certain terminations not for cause and for retirements.

In 2013, 2012, and 2011, the Company issued performance shares covering 47,032, 50,416, and 44,751 shares, respectively. The performance share awards are market condition awards and have been fair valued on the date of grant using the Monte Carlo simulation model (a binomial lattice-based valuation model) with the following assumptions:

	2013	2012	2011
Risk-free interest rate	0.40%	0.37%	1.34%
Dividend yield	2.06%	2.03%	1.61%
Expected life (years)	2.9	2.9	2.9
Volatility	30.36%	34.10%	40.48%
Fair value of performance award	$80.47	$71.98	$91.41

Expected volatilities are based on historical volatilities of each of the defined peer companies. The interest rate is based on the U.S. Treasury yield curve in effect at the time of grant.

A summary of activity for performance share awards for the year ended December 31, 2013 is as follows:

	Number of Shares	Weighted-Average Grant-Date Fair Value
Unvested at December 31, 2012	95,167	$81.12
Granted	47,032	80.47
Vested *	(42,498)	91.41
Forfeited	(7,156)	81.19
Unvested at December 31, 2013	92,545	$76.05

 * Under the terms of the performance share award, the actual number of shares awarded can range from zero to 200% of the original target grant, depending on Dover's three-year performance relative to the peer group for the relevant performance period. Awards vesting at the end of 2013, as shown above, are expected to be paid out at approximately 136.8% of their original target.

Unrecognized compensation expense related to unvested performance shares as of December 31, 2013 was $3,524, which will be recognized over a weighted average period of 1.6 years.

Restricted Stock Awards

The Company also has restricted stock authorized for grant (as part of the 2005 Plan), under which common stock of the Company may be granted at no cost to certain officers and key employees. In general, restrictions limit the sale or transfer of these shares during a two or three year period, and restrictions lapse proportionately over the two or three year period.  The Company granted 55,200 restricted shares in 2011.  No restricted shares were granted in 2013 or 2012. The number of outstanding restricted shares at December 31, 2013 totaled 40,000 with a weighted-average grant-date fair value of $66.59. Unrecognized compensation expense relating to unvested restricted stock as of December 31, 2013 was $1,125, which will be recognized over a weighted average period of 2.1 years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)

Directors' Shares

The Company issued the following shares to its non-employee directors during 2013 and 2012 under the 2012 Plan and during 2011 under the Directors' Plan as partial compensation for serving as directors of the Company:

	Years ended December 31,
	2013	2012	2011
Aggregate shares granted	14,271	20,344	20,929
Shares deferred	(6,929)	—	—
Shares withheld to satisfy tax obligations	(354)	(544)	(562)
Net shares issued	6,988	19,800	20,367

14. Commitments and Contingent Liabilities

Lease Commitments

The Company leases certain facilities and equipment under operating leases, many of which contain renewal options. Total rental expense, net of insignificant sublease rental income, for all operating leases was $91,209, $80,350, and $76,529 for the years ended December 31, 2013, 2012, and 2011, respectively. Contingent rentals under the operating leases were not significant.

The aggregate future minimum lease payments for operating and capital leases as of December 31, 2013 are as follows:

	Operating	Capital
2014	$77,344	$5,793
2015	59,647	1,945
2016	43,982	781
2017	36,609	240
2018	32,492	126
2019 and thereafter	97,609	531
	$347,683	$9,416

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

Litigation

A few of the Company’s subsidiaries are involved in legal proceedings relating to the cleanup of waste disposal sites identified under federal and state statutes which provide for the allocation of such costs among “potentially responsible parties.” In each instance, the extent of the Company’s liability appears to be very small in relation to the total projected expenditures and the number of other “potentially responsible parties” involved and is anticipated to be immaterial to the Company. In addition, a few of the Company’s subsidiaries are involved in ongoing remedial activities at certain current and former plant sites, in cooperation with regulatory agencies, and appropriate reserves have been established. At December 31, 2013 and 2012, the Company has reserves totaling $30,302 and $28,875, respectively, for environmental matters that are probable and estimable, with the 2013 increase primarily attributed to environmental contingencies assumed in recent acquisitions.

The Company and certain of its subsidiaries are also parties to a number of other legal proceedings incidental to their businesses. These proceedings primarily involve claims by private parties alleging injury arising out of use of the Company’s products, exposure to hazardous substances, patent infringement, employment matters, and commercial disputes. Management and legal counsel, at least quarterly, review the probable outcome of such proceedings, the costs and expenses reasonably expected to be incurred and currently accrued to-date, and the availability and extent of insurance coverage. The Company has reserves for

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)

legal matters that are probable and estimable and not otherwise covered by insurance, and at December 31, 2013 and 2012, these reserves are not significant. While it is not possible at this time to predict the outcome of these legal actions, in the opinion of management, based on the aforementioned reviews, the Company is not currently involved in any legal proceedings which, individually or in the aggregate, could have a material affect on its financial position, results of operations, or cash flows.

15. Employee Benefit Plans

The Company offers defined contribution retirement plans which cover the majority of its U.S. employees, as well as employees in certain other countries. The Company’s expense relating to defined contribution plans was $30,792, $29,760, and $25,169 for the years ended December 31, 2013, 2012, and 2011, respectively.

The Company sponsors qualified defined benefit pension plans covering certain employees of the Company and its subsidiaries. The plans’ benefits are generally based on years of service and employee compensation.  The Company also provides to certain management employees, through non-qualified plans, supplemental retirement benefits in excess of qualified plan limits imposed by federal tax law.

In July 2013, the Company announced that, after December 31, 2013, the U.S. qualified and non-qualified defined benefit plans will be closed to new employees. All pension-eligible employees as of December 31, 2013 will continue to earn a pension benefit through December 31, 2023 as long as they remain employed by an operating company participating in the plan. The Company also announced that effective, January 1, 2024, the plan would be frozen to any future benefit accruals. Consequently, the net funded status of the U.S. qualified defined benefit plan increased $124,848 in 2013 relative to the prior year due to a reduction in expected future obligations and increased returns on plan assets.

The Company also maintains post retirement benefit plans which cover approximately 1,188 participants, approximately 1,160 of whom are eligible for medical benefits.  These plans are effectively closed to new entrants. The post-retirement benefit obligation amounts at December 31, 2013 and 2012 include amounts totaling $2,941 and $3,173, respectively, that are recorded in discontinued operations.  The supplemental and post retirement benefit plans are supported by the general assets of the Company.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)

Obligations and Funded Status

The following tables summarize the balance sheet impact, including the benefit obligations, assets, and funded status associated with the Company's significant defined benefit and other postretirement plans at December 31, 2013 and 2012.

	Qualified Defined Benefits				Non-Qualified Supplemental Benefits		Post-Retirement Benefits
	U.S. Plan		Non-U.S. Plans
	2013	2012	2013	2012	2013	2012	2013	2012
Change in benefit obligation:
Benefit obligation at beginning of year	$603,905	$526,760	$284,798	$185,010	$180,408	$169,903	$14,571	$15,353
Benefits earned during the year	17,123	14,406	6,043	5,712	5,634	5,304	234	248
Interest cost	24,801	25,136	9,081	10,044	6,741	7,916	523	593
Plan participants' contributions	—	—	1,583	2,134	—	—	448	632
Benefits paid	(35,266)	(38,297)	(11,237)	(7,065)	(20,686)	(19,434)	(1,163)	(1,531)
Actuarial (gain) loss	(76,605)	75,900	6,501	25,552	(34,831)	9,579	(618)	1,326
Business acquisitions	—	—	—	61,395	—	—	65	—
Amendments	1,913	—	—	—	3,004	7,140	—	—
Settlement and curtailment gains	(16,818)	—	(3,036)	(6,776)	(7,228)	—	—	(2,050)
Currency translation and other	499	—	5,551	8,792	14	—	76	—
Benefit obligation at end of year	519,552	603,905	299,284	284,798	133,056	180,408	14,136	14,571
Change in plan assets:
Fair value of plan assets at beginning of year	554,648	515,191	181,416	121,807	—	—	—	—
Actual return on plan assets	66,761	59,754	17,356	16,023	—	—	—	—
Company contributions	9,000	18,000	11,359	10,243	20,686	19,434	715	2,949
Plan participants' contributions	—	—	1,583	2,134	—	—	448	632
Benefits paid	(35,266)	(38,297)	(11,237)	(7,065)	(20,686)	(19,434)	(1,163)	(1,531)
Business acquisitions	—	—	—	38,939	—	—	—	—
Settlements and curtailments	—	—	—	(6,776)	—	—	—	(2,050)
Currency translation	—	—	3,204	6,111	—	—	—	—
Fair value of plan assets at end of year	595,143	554,648	203,681	181,416	—	—	—	—
Funded status	$75,591	$(49,257)	$(95,603)	$(103,382)	$(133,056)	$(180,408)	$(14,136)	$(14,571)

Amounts recognized in the balance sheets consist of:
Assets and Liabilities:
Other assets and deferred charges	$75,591	$—	$2,976	$2,749	$—	$—	$—	$—
Accrued compensation and employee benefits	—	—	(1,970)	(3,190)	(10,161)	(19,701)	(971)	(953)
Other liabilities (deferred compensation)	—	(49,257)	(96,609)	(102,941)	(122,895)	(160,707)	(13,165)	(13,618)
Total Assets and Liabilities	$75,591	$(49,257)	$(95,603)	$(103,382)	$(133,056)	$(180,408)	$(14,136)	$(14,571)

Accumulated Other Comprehensive Loss (Earnings):
Net actuarial losses (gains)	$86,108	$223,753	$38,596	$41,125	$(12,520)	$22,296	$799	$996
Prior service cost (credit)	4,471	3,771	1,146	1,260	38,646	46,567	(1,024)	(1,506)
Net asset at transition, other	—	—	(48)	3	—	—	—	—
Deferred taxes	(31,703)	(79,634)	(9,965)	(10,761)	(9,145)	(24,103)	20	119
Total Accumulated Other Comprehensive Loss (Earnings), net of tax	58,876	147,890	29,729	31,627	16,981	44,760	(205)	(391)
Net amount recognized at December 31,	$134,467	$98,633	$(65,874)	$(71,755)	$(116,075)	$(135,648)	$(14,341)	$(14,962)

Accumulated benefit obligations	$482,181	$541,394	$280,763	$264,736	$93,153	$138,593

The Company’s net unfunded status at December 31, 2013 includes an asset of $75,591 relating to the U.S. Dover Corporate Pension Plan and a net liability of $95,603 relating to the Company’s significant international plans, some in locations where it is not economically advantageous to pre-fund the plans due to local regulations. The majority of the international obligations relate to defined pension plans operated by the Company’s businesses in Germany, the United Kingdom, and Switzerland.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)

The accumulated benefit obligation for all defined benefit pension plans was $856,097 and $944,723 at December 31, 2013 and 2012, respectively.   Pension plans with accumulated benefit obligations in excess of plan assets consist of the following at December 31, 2013 and 2012:

	2013	2012
Projected benefit obligation (PBO)	$369,289	$425,080
Accumulated benefit obligation (ABO)	336,095	367,736
Fair value of plan assets	137,654	140,514

Net Periodic Benefit Cost

Components of the net periodic benefit cost were as follows:

Defined Benefit Plans

	Qualified Defined Benefits						Non-Qualified Supplemental Benefits
	U.S. Plan			Non-U.S. Plans
	2013	2012	2011	2013	2012	2011	2013	2012	2011
Service cost	$17,123	$14,406	$14,167	$6,043	$5,712	$3,278	$5,634	$5,304	$4,064
Interest cost	24,801	25,136	27,237	9,081	10,044	9,019	6,741	7,916	7,841
Expected return on plan assets	(40,194)	(38,978)	(38,472)	(9,608)	(8,765)	(8,148)	—	—	—
Amortization of:
Prior service cost	1,026	1,048	1,304	114	117	122	8,110	7,425	7,266
Recognized actuarial loss	17,654	13,515	8,335	1,492	579	254	(16)	138	—
Transition obligation	—	—	—	(14)	(47)	(44)	—	—	—
Settlement & curtailment (gain) loss	187	—	1,180	697	1,449	2,030	(4,411)	—	—
Other	501	—	123	5	—	—	13	—	—
Total net periodic benefit cost	$21,098	$15,127	$13,874	$7,810	$9,089	$6,511	$16,071	$20,783	$19,171

Post-Retirement Benefits

	2013	2012	2011
Service cost	$234	$248	$206
Interest cost	523	593	723
Amortization of:
Prior service credit	(416)	(416)	(409)
Recognized actuarial gain	134	(19)	(241)
Settlement & curtailment gain	—	(1,493)	(137)
Other	77	—	256
Total net periodic benefit cost	$552	$(1,087)	$398

Amounts expected to be amortized from Accumulated Other Comprehensive Earnings (Loss) into net periodic benefit cost during 2014 are as follows:

	Qualified Defined Benefits		Non-Qualified Supplemental Benefits	Post-Retirement Benefits
	U.S. Plan	Non-U.S. Plans
Amortization of:
Prior service cost (credit)	$1,083	$114	$7,741	$(409)
Recognized actuarial loss (gain)	8,289	1,130	(574)	56
Transition obligation	—	4	—	—
Total	$9,372	$1,248	$7,167	$(353)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)

Assumptions

The Company determines actuarial assumptions on an annual basis.

The weighted-average assumptions used in determining the benefit obligations were as follows:

	Qualified Defined Benefits				Non-Qualified Supplemental Benefits		Post-Retirement Benefits
	U.S. Plan		Non-U.S. Plans
	2013	2012	2013	2012	2013	2012	2013	2012
Discount rate	4.90%	4.05%	3.53%	3.31%	4.77%	4.00%	4.45%	3.65%
Average wage increase	4.00%	4.00%	2.86%	2.74%	4.50%	4.50%	na	na
Ultimate medical trend rate	na	na	na	na	na	na	5.00%	5.00%

The weighted average assumptions used in determining the net periodic cost were as follows:

	Qualified Defined Benefits						Non- Qualified Supplemental Benefits			Post-Retirement Benefits
	U.S. Plan			Non-U.S. Plans
	2013	2012	2011	2013	2012	2011	2013	2012	2011	2013	2012	2011
Discount rate	4.05%	4.85%	5.50%	3.31%	4.62%	5.04%	4.02%	4.77%	5.50%	3.65%	3.65%	5.10%
Average wage increase	4.00%	4.00%	4.50%	2.74%	3.14%	3.73%	4.50%	4.50%	4.50%	na	na	na
Expected return on plan assets	7.75%	7.75%	7.75%	5.32%	5.90%	6.45%	na	na	na	na	na	na

The Company’s discount rate assumption is determined by developing a yield curve based on high quality corporate bonds with maturities matching the plans’ expected benefit payment streams. The plans’ expected cash flows are then discounted by the resulting year-by-year spot rates.

For post-retirement benefit measurement purposes, an 8.5% annual rate of increase in the per capita cost of covered benefits (i.e., health care cost trend rates) was assumed for 2014. The rate was assumed to decrease gradually to 5.0% by the year 2027 and remain at that level thereafter. The health care cost trend rate assumption can have an effect on the amounts reported. For example, increasing (decreasing) the assumed health care cost trend rates by one percentage point in each year would increase (decrease) the accumulated post-retirement benefit obligation as of December 31, 2013 by $381 and $(363), respectively, and would have a negligible impact on the net post-retirement benefit cost for 2013.

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

The assets of the plans are invested to achieve an appropriate return for the plans consistent with a prudent level of risk. The asset return objective is to achieve, as a minimum over time, the passively managed return earned by market index funds, weighted in the proportions outlined by the asset class exposures identified in the plans’ strategic allocation.  The expected return on assets assumption used for pension expense is developed through analysis of historical market returns, statistical analysis, current market conditions, and the past experience of plan asset investments. Overall, it is projected that the investment of plan assets within Dover’s U.S. defined benefit plan will achieve a 7.75% net return over time from the asset allocation strategy.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)

The Company’s actual and target weighted-average asset allocation for our U.S. Corporate Pension Plan was as follows:

	2013	2012	Current Target
Equity securities	64%	57%	58%
Fixed income	29%	36%	35%
Real estate and other	7%	7%	7%
Total	100%	100%	100%

While the non-U.S. investment policies are different for each country, the long-term objectives are generally the same as for the U.S. pension assets. The Company's non-U.S. plans were expected to achieve rates of return on invested assets of 5.32% in 2013, 5.90% in 2012, and 6.45% in 2011.

The fair values of both U.S. and non-U.S. pension plan assets by asset category within the ASC 820 hierarchy (as defined in Note 11. Financial Instruments) are as follows at December 31, 2013 and 2012:

	U.S. Plan
	December 31, 2013				December 31, 2012
	Level 1	Level 2	Level 3	Total Fair Value	Level 1	Level 2	Level 3	Total Fair Value
Asset category:
Common stocks:
U.S. companies	$180,038	$—	$—	$180,038	$153,939	$—	$—	$153,939
Non-U.S. companies	5,526	—	—	5,526	6,478	—	—	6,478
Fixed income investments:
Corporate bonds	—	53,924	—	53,924	—	59,293	—	59,293
Private placements	—	3,374	—	3,374	—	7,238	—	7,238
Government securities	25,035	87,107	—	112,142	19,888	112,716	—	132,604
Common stock funds:
Mutual funds	59,387	—	—	59,387	45,376	—	—	45,376
Collective trusts	—	138,236	—	138,236	—	109,002	—	109,002
Real estate funds (1)	—	33,749	—	33,749	—	29,401	—	29,401
Cash and equivalents	8,767	—	—	8,767	11,317	—	—	11,317
	$278,753	$316,390	$—	$595,143	$236,998	$317,650	$—	$554,648

(1) Previously, the Company classified the real estate funds held by the U.S. defined benefit plan as a Level 3 investment due to certain redemption restrictions; however, in 2013 the Company determined that the U.S. plan has the ability to redeem these investments in the near-term, which would allow for classification as a Level 2 investment. The prior year has been reclassified to conform to this presentation.

	Non-U.S. Plans
	December 31, 2013				December 31, 2012
	Level 1	Level 2	Level 3	Total Fair Value	Level 1	Level 2	Level 3	Total Fair Value
Asset category:
Common stocks	$35,010	$—	$—	$35,010	$31,268	$—	$—	$31,268
Fixed income investments	—	75,574	—	75,574	—	57,049	—	57,049
Common stock funds	—	66,285	—	66,285	—	75,729	—	75,729
Real estate funds	—	—	14,937	14,937	—	—	10,116	10,116
Cash and equivalents	6,785	—	—	6,785	3,380	—	—	3,380
Other	—	5,090	—	5,090	—	2,418	1,456	3,874
	$41,795	$146,949	$14,937	$203,681	$34,648	$135,196	$11,572	$181,416

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

The fair value measurement of plan assets using significant unobservable inputs (Level 3) changed during 2012 and 2013 due to the following:

	Real estate funds	Other	Total
Balance at December 31, 2011	$7,053	$4,561	$11,614
Actual return on plan assets:
Relating to assets sold during the period	—	(52)	(52)
Relating to assets still held at December 31, 2011	359	—	359
Business acquisitions	3,103	1,456	4,559
Purchases	—	—	—
Sales	(399)	(4,509)	(4,908)
Balance at December 31, 2012	10,116	1,456	11,572
Actual return on plan assets:
Relating to assets sold during the period	—	—	—
Relating to assets still held at December 31, 2012	2,958	—	2,958
Business acquisitions	—	—	—
Purchases	1,863	—	1,863
Sales	—	(1,456)	(1,456)
Balance at December 31, 2013	$14,937	$—	$14,937

 There were no significant transfers between Level 1 and Level 2 investments during 2013 or 2012.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)

Future Estimates

Benefit Payments

Estimated future benefit payments to retirees, which reflect expected future service, are as follows:

	Qualified Defined Benefits		Non-Qualified Supplemental Benefits	Post-Retirement Benefits
	U.S. Plan	Non-U.S. Plans
2014	$35,913	$8,280	$10,398	$971
2015	36,139	8,429	7,485	987
2016	38,034	8,702	7,817	975
2017	39,106	9,111	7,656	1,002
2018	40,510	9,755	7,172	1,048
2019 - 2023	218,612	56,962	38,393	5,331

Contributions

In 2014, the Company expects to contribute approximately $8.9 million to its non-U.S. plans and none to its U.S. plans. Additionally, in 2014, the Company expects to fund benefit payments of approximately $10.4 million to plan participants of its unfunded, non-qualified, supplemental benefit plans.

Multiemployer Pension Plans

The Company, through its subsidiaries, participates in a few multiemployer pension plans covering approximately 100 employees working under U.S. collective bargaining agreements. None of these plans are considered individually significant to the Company.  Contributions to multiemployer plans totaled less than $2.0 million in each of the last three years.

16. Other Comprehensive Earnings

The amounts recognized in other comprehensive earnings were as follows:

Year Ended December 31, 2013	Pre-tax	Tax	Net of tax
Foreign currency translation adjustments	$2,602	$2,134	$4,736
Pension and other postretirement benefit plans	182,092	(63,585)	118,507
Changes in fair value of cash flow hedges	(75)	26	(49)
Other	(642)	77	(565)
Total other comprehensive earnings (loss)	$183,977	$(61,348)	$122,629

Year Ended December 31, 2012	Pre-tax	Tax	Net of tax
Foreign currency translation adjustments	$38,521	$359	$38,880
Pension and other postretirement benefit plans	(70,642)	23,632	(47,010)
Changes in fair value of cash flow hedges	195	(70)	125
Other	692	(83)	609
Total other comprehensive earnings (loss)	$(31,234)	$23,838	$(7,396)

Year Ended December 31, 2011	Pre-tax	Tax	Net of tax
Foreign currency translation adjustments	$(74,476)	$13,954	$(60,522)
Pension and other postretirement benefit plans	(54,519)	18,204	(36,315)
Changes in fair value of cash flow hedges	(1,649)	577	(1,072)
Other	270	(32)	238
Total other comprehensive earnings (loss)	$(130,374)	$32,703	$(97,671)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)

The components of accumulated other comprehensive earnings (loss) are as follows:

	December 31, 2013	December 31, 2012
Cumulative foreign currency translation adjustments	$170,608	$165,872
Pension and other postretirement benefit plans	(105,380)	(223,887)
Changes in fair value of cash flow hedges	2,495	3,109
	$67,723	$(54,906)

Total comprehensive earnings were as follows:

	Years Ended December 31,
	2013	2012	2011
Net earnings	$1,003,129	$811,070	$895,243
Other comprehensive earnings	122,629	(7,396)	(97,671)
Comprehensive earnings	$1,125,758	$803,674	$797,572

Amounts reclassified from accumulated other comprehensive earnings (loss) to earnings (loss) during the year ended December 31, 2013, 2012 and 2011 were as follows:

	Years Ended December 31,
	2013	2012	2011
Pension & postretirement benefit plans:
Amortization of actuarial losses	$19,250	$12,673	$8,304
Amortization of prior service costs	8,834	8,174	8,283
Total before tax	28,084	20,847	16,587
Tax provision	(9,809)	(7,013)	(5,551)
Net of tax	$18,275	$13,834	$11,036

Cash flow hedges:
Net (gains) losses reclassified into earnings	$(130)	$(549)	$(191)
Tax benefit	46	192	67
Net of tax	$(84)	$(357)	$(124)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)

17. Segment Information

The Company currently operates through four business segments that are aligned with the key end-markets they serve: Energy, Engineered Systems, Printing & Identification and Communication Technologies.  Consistent with the requirements of segment reporting, the Company's operating segments are aligned with its operating and management reporting structure.  The segment structure is intended to provide alignment and focus around its end-markets, allow for better leverage of its executive leadership talent and expertise, help improve the sharing and leveraging of resources within and between the four segments, enhance execution of business-specific strategies, and facilitate internal and external benchmarking against companies serving similar markets.

The Energy segment provides highly-engineered solutions for the safe and efficient extraction and handling of oil and gas in the production, downstream and drilling markets.  The Engineered Systems segment is comprised of two platforms, Refrigeration & Industrial and Fluid Solutions, which are industry leaders in the refrigeration and food equipment, industrial markets and fluids systems.  The Printing & Identification segment provides integrated printing, coding, and dispensing solutions for the fast moving consumer goods and industrial markets. The Communication Technologies segment is engaged in the design and manufacture of innovative products and components in the consumer electronics, aerospace/defense, medical technology and telecommunication/other markets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)

Segment financial information and a reconciliation of segment results to consolidated results follows:

	Years Ended December 31,
	2013	2012	2011
Revenue:
Energy	$2,296,454	$2,172,604	$1,900,749
Engineered Systems	3,796,709	3,419,544	3,100,735
Printing & Identification	1,021,775	996,531	1,008,236
Communication Technologies	1,616,267	1,516,585	1,360,077
Intra-segment eliminations	(1,392)	(925)	(643)
Total consolidated revenue	$8,729,813	$8,104,339	$7,369,154

Earnings from continuing operations:
Segment earnings:
Energy	$552,800	$538,650	$450,637
Engineered Systems	575,898	501,952	445,186
Printing & Identification	152,618	135,159	141,561
Communication Technologies	237,699	218,960	226,382
Total segments	1,519,015	1,394,721	1,263,766
Corporate expense / other (1)	160,861	136,009	137,979
Net interest expense	120,742	121,141	115,525
Earnings before provision for income taxes and discontinued operations	1,237,412	1,137,571	1,010,262
Provision for taxes	271,607	304,452	237,076
Earnings from continuing operations	$965,805	$833,119	$773,186

Operating margins:
Energy	24.1%	24.8%	23.7%
Engineered Systems	15.2%	14.7%	14.4%
Printing & Identification	14.9%	13.6%	14.0%
Communication Technologies	14.7%	14.4%	16.6%
Total Segments	17.4%	17.2%	17.1%
Earnings from continuing operations	11.1%	10.3%	10.5%

Depreciation and amortization:
Energy	$107,344	$95,077	$77,819
Engineered Systems	131,154	93,621	74,776
Printing & Identification	30,782	33,602	33,482
Communication Technologies	148,475	132,619	101,839
Corporate	3,861	2,666	2,561
Consolidated total	$421,616	$357,585	$290,477

Capital expenditures:
Energy	$67,954	$70,334	$74,953
Engineered Systems	58,037	66,028	58,610
Printing & Identification	8,964	6,255	10,391
Communication Technologies	99,124	152,245	111,402
Corporate	2,754	2,150	7,320
Consolidated total	$236,833	$297,012	$262,676

(1)
Certain expenses are maintained at the corporate level and not allocated to the segments. These expenses include executive and functional compensation costs, non-service pension costs, non-operating insurance expenses, and various administrative expenses relating to the corporate headquarters. For the year ended December 31, 2013, one-time costs associated with the spin-off transaction totaling $30,093 are included.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)

Selected financial information by market segment (continued):

Total assets at December 31:	2013	2012	2011
Energy	$2,139,491	$2,020,349	$1,699,395
Engineered Systems	3,518,038	3,378,005	2,247,532
Printing & Identification	1,271,507	1,301,521	1,310,272
Communication Technologies	2,655,430	2,538,644	2,471,918
Corporate (2)	932,984	807,879	1,284,575
Total assets - continuing operations	10,517,450	10,046,398	9,013,692
Assets from discontinued operations	320,722	397,545	486,860
Consolidated total	$10,838,172	$10,443,943	$9,500,552

(2) Corporate assets are principally cash and cash equivalents. Also included in corporate assets is a $20,000 note receivable related to proceeds from the sale of ECT in 2013, as well as an asset of $75,591 that represents the overfunded plan status of the U.S. defined benefit plan. Refer to Note 4. Disposed and Discontinued Operations and Note 15. Employee Benefit Plans, respectively, for additional information.

	Revenue			Long-Lived Assets
	Years Ended December 31,			At December 31,
	2013	2012	2011	2013	2012
United States	$4,562,958	$4,343,946	$3,923,118	$633,538	$656,006
Europe	1,280,923	1,240,222	1,247,039	225,527	216,535
Other Americas	852,559	793,556	771,239	50,197	51,096
Asia	1,577,886	1,488,251	1,162,103	258,325	232,937
Other	455,487	238,364	265,655	15,395	10,478
Consolidated total	$8,729,813	$8,104,339	$7,369,154	$1,182,982	$1,167,052

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)

18. Earnings per Share

The following table sets forth a reconciliation of the information used in computing basic and diluted earnings per share:

	Years Ended December 31,
	2013	2012	2011
Earnings from continuing operations	$965,805	$833,119	$773,186
Earnings (loss) from discontinued operations, net	37,324	(22,049)	122,057
Net earnings	$1,003,129	$811,070	$895,243

Basic earnings per common share:
Earnings from continuing operations	$5.64	$4.59	$4.16
Earnings (loss) from discontinued operations, net	$0.22	$(0.12)	$0.66
Net earnings	$5.86	$4.47	$4.82

Weighted average shares outstanding	171,271,000	181,551,000	185,882,000

Diluted earnings per common share:
Earnings from continuing operations	$5.57	$4.53	$4.09
Earnings (loss) from discontinued operations, net	$0.22	$(0.12)	$0.65
Net earnings	$5.78	$4.41	$4.74

Weighted average shares outstanding	173,547,000	183,993,000	188,887,000

The following table is a reconciliation of the share amounts used in computing earnings per share:

	Years Ended December 31,
	2013	2012	2011
Weighted average shares outstanding - Basic	171,271,000	181,551,000	185,882,000
Dilutive effect of assumed exercise of employee stock options and SARs and vesting of performance shares and restricted shares	2,276,000	2,442,000	3,005,000
Weighted average shares outstanding - Diluted	173,547,000	183,993,000	188,887,000

Diluted per share amounts are computed using the weighted-average number of common shares and, if dilutive, potential common shares outstanding during the period.  Potential common shares consist of the incremental common shares issuable upon the exercise of stock options and SARs, and vesting of performance shares and restricted shares, as determined using the treasury stock method.  For the years ended December 31, 2013, 2012, and 2011, the weighted average number of anti-dilutive potential common shares excluded from the calculation above totaled 0, 2,950,000, and 1,333,000, respectively.

19. Stockholders' Equity

The Company has the authority to issue up to 100,000 shares of $100 par preferred stock and up to 500,000,000 shares of $1.0 par common stock. None of the preferred stock has been issued. As of December 31, 2013 and 2012, 255,320,345 and 254,119,478 shares of common stock were issued, and the Company had 85,413,416 and 79,401,585 treasury shares, held at cost, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)

Share Repurchases

Share repurchases were as follows:

	Years Ended December 31,
	2013	2012	2011
Shares repurchased in the open market	6,005,880	12,314,795	4,034,973
Shares repurchased from holders of employee stock options	5,951	86,303	80,166
Total shares repurchased	6,011,831	12,401,098	4,115,139
Average price paid per share	$76.16	$60.38	$58.93

In May 2012, the Board of Directors renewed its standing authorization of the Company's share repurchase program, on terms consistent with its prior five-year authorization which expired at that time. This renewal authorized the repurchase of up to 10,000,000 shares of the Company's common stock during the five-year period ending May 2017. The Company did not repurchase any shares under this authorization during 2013. As of December 31, 2013, the number of shares still available for repurchase under the May 2012 share repurchase authorization was 3,908,289.

In November 2012, the Board of Directors approved a $1.0 billion share repurchase program authorizing repurchases of the Company's common shares over the next 12 to 18 months. The Company repurchased 6,005,880 shares under this new program during 2013. As of December 31, 2013, the approximate dollar amount still available for repurchase under this share repurchase program was $292,565.

20. Quarterly Data (Unaudited)

			Continuing Operations			Net Earnings
Quarter	Revenue	Gross Profit	Earnings	Per Share - Basic	Per Share - Diluted	Net Earnings	Per Share - Basic	Per Share - Diluted
2013
First	$2,039,573	$776,622	$196,989	$1.14	$1.12	$210,003	$1.21	$1.20
Second	2,228,763	855,952	294,352	1.72	1.70	330,049	1.93	1.91
Third	2,252,349	876,650	263,652	1.55	1.53	269,114	1.58	1.56
Fourth	2,209,128	830,557	210,812	1.24	1.22	193,963	1.14	1.13
	$8,729,813	$3,339,781	$965,805	5.64	5.57	$1,003,129	5.86	5.78

2012
First	$1,954,614	$746,080	$186,409	$1.01	$1.00	$196,063	$1.07	$1.05
Second	2,038,289	777,102	205,156	1.12	1.10	214,101	1.17	1.15
Third	2,097,605	810,139	233,330	1.28	1.27	241,046	1.33	1.31
Fourth	2,013,831	773,744	208,224	1.17	1.16	159,860	0.90	0.89
	$8,104,339	$3,107,065	$833,119	4.59	4.53	$811,070	4.47	4.41

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)

21. Subsequent Events

The Company assessed events occurring subsequent to December 31, 2013 for potential recognition and disclosure in the consolidated financial statements. No events have occurred that would require adjustment to the consolidated financial statements.

Acquisitions

Effective January 1, 2014, the Company completed the acquisition of Heidelberg CSAT GmbH, a German-based developer of digital printing systems that are installed in-packaging-line for the identification of pharmaceutical and medical products. The business will become part of Markem-Imaje, which is an operating unit of Dover's Printing & Identification segment.

In addition, effective February 3, 2014, the Company completed the acquisition of MS Printing Solutions Srl, an Italian-based manufacturer of innovative digital ink jet printing systems for the textile and specialty material industries. The business will become an operating unit of Dover's Printing & Identification segment.

Total purchase price for these acquisitions, subject to normal closing adjustments, was approximately $116.0 million.

Spin-Off of Certain Communication Technologies Business and Subsequent Segment Structure

On February 6, 2014, Dover announced that its Board of Directors approved the separation of Knowles from Dover through the pro rata distribution by Dover of 100% of the common stock of Knowles to Dover's stockholders on February 28, 2014. In addition, on February 10, 2014, the U.S. Securities and Exchange Commission declared Knowles' Registration Statement on Form 10 effective. As a result, the following is expected to occur: (1) the distribution of Knowles' shares would be made on February 28, 2014 to Dover stockholders of record as of the close of business on February 19, 2014, the record date for the distribution, (2) on the distribution date, Dover stockholders will receive one share of Knowles common stock for every two shares of Dover common stock held as of the record date, and (3) following the distribution, Knowles will be an independent, publicly traded company on the New York Stock Exchange (utilizing ticker symbol "KN") and Dover will retain no ownership interest in Knowles. The distribution has been structured to be tax-free to Dover and its shareholders for U.S. federal income tax purposes. While Dover expects to complete the spin-off of Knowles on February 28, 2014, there can be no assurance that it will be completed on the anticipated schedule or that its terms will not change.

Following the spin-off of Knowles, the Company expects to align its segment structure to ensure it is properly organized to execute its future growth plans. In connection with executing its new segment structure, the Company anticipates incurring incremental nonrecurring charges, including severance expense. No accrual has been recorded related to these actions, however, the Company does not anticipate these nonrecurring charges to be significant.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 31, 2013, 2012 and 2011
(In thousands)

Allowance for Doubtful Accounts	Balance at Beginning of Year	Acquired by Purchase or Merger	Charged to Cost and Expense (A)	Accounts Written Off	Other	Balance at End of Year
Year Ended December 31, 2013
Allowance for Doubtful Accounts	$20,392	—	6,394	(6,204)	(218)	$20,364
Year Ended December 31, 2012
Allowance for Doubtful Accounts	$21,238	56	5,162	(6,481)	417	$20,392
Year Ended December 31, 2011
Allowance for Doubtful Accounts	$26,815	73	5,693	(10,013)	(1,330)	$21,238
(A) Net of recoveries on previously reserved or written-off balances.

Deferred Tax Valuation Allowance	Balance at Beginning of Year	Acquired by Purchase or Merger	Additions	Reductions	Other	Balance at End of Year
Year Ended December 31, 2013
Deferred Tax Valuation Allowance	$18,887	—	—	(3,333)	—	$15,554
Year Ended December 31, 2012
Deferred Tax Valuation Allowance	$20,855	—	—	(1,968)	—	$18,887
Year Ended December 31, 2011
Deferred Tax Valuation Allowance	$35,486	—	—	(14,631)	—	$20,855

LIFO Reserve	Balance at Beginning of Year	Acquired by Purchase or Merger	Charged to Cost and Expense	Reductions	Other	Balance at End of Year
Year Ended December 31, 2013
LIFO Reserve	$55,506	—	—	(2,484)	—	$53,022
Year Ended December 31, 2012
LIFO Reserve	$55,345	—	161	—	—	$55,506
Year Ended December 31, 2011
LIFO Reserve	$45,742	—	9,603	—	—	$55,345

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act were effective as of December 31, 2013 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and (ii) accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Controls

During the fourth quarter of 2013, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information with respect to the directors and the board committees of the Company required to be included pursuant to this Item 10 will be included in the 2014 Proxy Statement that will be filed with the Securities and Exchange Commission pursuant to Rule 14a-6 under the Exchange Act in accordance with applicable SEC deadlines, and is incorporated in this Item 10 by reference.

The information with respect to the executive officers of the Company required to be included pursuant to this Item 10 is included under the caption “Executive Officers of the Registrant” in Part I of this Form 10-K and is incorporated in this Item 10 by reference.

The information with respect to Section 16(a) reporting compliance required to be included in this Item 10 will be included in our 2014 Proxy Statement and is incorporated in this Item 10 by reference.

The Company has adopted a code of ethics that applies to its chief executive officer and senior financial officers. A copy of this code of ethics can be found on our website at www.dovercorporation.com. In the event of any amendment to, or waiver from, the code of ethics, we will publicly disclose the amendment or waiver by posting the information on our website.

ITEM 11. EXECUTIVE COMPENSATION

The information with respect to executive compensation and the compensation committee required to be included pursuant to this Item 11 will be included in our 2014 Proxy Statement and is incorporated in this Item 11 by reference.

ITEM 12. SECURITY OWNERSHIP BY CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The information regarding security ownership of certain beneficial owners and management that is required to be included pursuant to this Item 12 will be included in our 2014 Proxy Statement and is incorporated in this Item 12 by reference.

Equity Compensation Plans

The Equity Compensation Plan Table below presents information regarding the our equity compensation plans at December 31, 2013:

	(a)	(b)	(c)
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (1)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (2)
Equity compensation plans approved by stockholders	7,905,630	$56.18	15,237,281
Equity compensation plans not approved by stockholders	—	—	—
Total	7,905,630	$56.18	15,237,281

(1)
Column (a) includes shares issuable pursuant to outstanding restricted stock and performance share awards under the Company's 2012 Equity and Cash Incentive Plan (the "2012 Plan") and the 2005 Equity and Cash Incentive Plan. Performance shares are subject to satisfaction of the applicable performance criteria over a three-year performance period. Restricted stock and performance share awards are not reflected in the weighted exercise price in column (b).

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

As of December 31, 2013, equity securities have been authorized for issuance to employees and/or non-employee directors under the 2012 Plan and its predecessor plans, the 1995 Incentive Stock Options Plan and 1995 Cash Performance Program (the "1995 Plan"), and the 2005 Plan. Although each of the 1995 Plan and the 2005 Plan have expired and no further awards may be granted under the Plan, there remain outstanding options under the 1995 Plan and outstanding options, stock-settled appreciation rights, and performance share awards under the 2005 Plan, which are reflected in Column (a) of the table.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information with respect to any director independence, related party transaction policies, and any reportable transaction, business relationship, or indebtedness between the Company and the beneficial owners of more than 5% of the Common Stock, the directors or nominees for director of the Company, the executive officers of the Company, or the members of the immediate families of such individuals that are required to be included pursuant to this Item 13 is included in the 2014 Proxy Statement and is incorporated in this Item 13 by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information with respect to the Company’s relationship with its independent registered public accounting firm and fees paid thereto required to be included pursuant to this Item 14 is included in the 2014 Proxy Statement and is incorporated in this Item 14 by reference.

The information with respect to audit committee pre-approval policies and procedures required to be included pursuant to this Item 14 is included in the 2014 Proxy Statement and is incorporated in this Item 14 by reference.

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

DOVER CORPORATION

/s/ Robert A. Livingston
Robert A. Livingston
President and Chief Executive Officer
Date:	February 14, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated. Each of the undersigned, being a director or officer of Dover Corporation (the “Company”), hereby constitutes and appoints Robert A. Livingston, Brad M. Cerepak and Ivonne M. Cabrera, and each of them (with full power to each of them to act alone), his or her true and lawful attorney-in-fact and agent for him or her and in his or her name, place and stead in any and all capacities, to sign the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 under the Securities Exchange Act of 1934, as amended, and any and all amendments thereto, and to file the same with all exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission and any other appropriate authority, granting unto such attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing required and necessary to be done in and about the premises in order to effectuate the same as fully to all intents and purposes as he or she might or could do if personally present, hereby ratifying and confirming all that such attorneys-in-fact and agents, or any of them, may lawfully do or cause to be done by virtue hereof.

Signature	Title	Date

/s/ Robert W. Cremin	Chairman, Board of Directors	February 14, 2014
Robert W. Cremin

/s/ Robert A. Livingston	Chief Executive Officer, President and Director (Principal Executive Officer)	February 14, 2014
Robert A. Livingston

/s/ Brad M. Cerepak	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 14, 2014
Brad M. Cerepak

/s/ Raymond T. McKay, Jr.	Vice President, Controller (Principal Accounting Officer)	February 14, 2014
Raymond T. McKay, Jr.

/s/ David H. Benson	Director	February 14, 2014
David H. Benson

/s/ Jean-Pierre M. Ergas	Director	February 14, 2014
Jean-Pierre M. Ergas

/s/ Peter T. Francis	Director	February 14, 2014
Peter T. Francis

Signature	Title	Date

/s/ Kristiane C. Graham	Director	February 14, 2014
Kristiane C. Graham

/s/ Michael F. Johnston	Director	February 14, 2014
Michael F. Johnston

/s/ Richard K. Lochridge	Director	February 14, 2014
Richard K. Lochridge

/s/ Bernard G. Rethore	Director	February 14, 2014
Bernard G. Rethore

/s/ Michael B. Stubbs	Director	February 14, 2014
Michael B. Stubbs

/s/ Stephen M. Todd	Director	February 14, 2014
Stephen M. Todd

/s/ Stephen K. Wagner	Director	February 14, 2014
Stephen K. Wagner

/s/ Mary A. Winston	Director	February 14, 2014
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

(4.13)
Fourth Supplemental Indenture between the Company and The Bank of New York Mellon, as trustee and The Bank of New York Mellon, London Branch, as paying agent, filed as Exhibit 4.1 to the Company's Current Report on Form 8-K filed December 3, 2013 (SEC File No. 001-04018), is incorporated by reference.

(4.14)
Form of Global Note representing the 2.125% Notes due 2020 (€300,000,000 aggregate principal amount) (included as Exhibit A to the Fourth Supplemental Indenture), filed as Exhibit 4.2 to the Company's Current Report on Form 8-K filed December 3, 2013 (SEC File No. 001-04018), is incorporated by reference.

The Company agrees to furnish to the Securities and Exchange Commission upon request, a copy of any instrument with respect to long-term debt under which the total amount of securities authorized does not exceed 10 percent of the total consolidated assets of the Company.

(10.1)
Senior Executive Change-in-Control Severance Plan, filed as Exhibit 10.18 to the Company's Annual Report on Form 10-K for the year ended December 31, 2010 (SEC File No. 001-04018) is incorporated by reference.*

(10.2)
Executive Officer Annual Incentive Plan, as amended and restated as of January 1, 2009, filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed May 13, 2009 (SEC File No. 001-04018) is incorporated by reference.*

(10.3)
1995 Incentive Stock Option Plan and 1995 Cash Performance Program, as amended as of May 4, 2006 with respect to all awards then outstanding, filed as Exhibit 10.5 to the Company's Annual Report on Form 10-K for the year ended December 31, 2006 (SEC File No. 001-04018), is incorporated by reference.*

(10.4)	Amendment No. 1 to the 1995 Incentive Stock Option Plan and 1995 Cash Performance Program.* (1)
(10.5)
Deferred Compensation Plan, as amended and restated as of January 1, 2009, filed as Exhibit 10.6 to the Company's Annual Report on Form 10-K for the year ended December 31, 2008 (SEC File No. 001-04018) is incorporated by reference.*

(10.6)
First Amendment and Second Amendment to the Dover Corporation Deferred Compensation Plan, as amended and restated as of January 1, 2009, filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2013 (SEC File No. 001-04018), is incorporated by reference.*

(10.7)
2005 Equity and Cash Incentive Plan, as amended as of January 1, 2009, filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed May 13, 2009 (SEC File No. 001-04018) is incorporated by reference.*

(10.8)	Amendment No. 1 to the Dover Corporation 2005 Equity and Cash Incentive Plan. * (1)
(10.9)
Form of award grant letter for SSAR grants made under the 2005 Equity and Cash Incentive Plan, filed as Exhibit 10.8 to the Company's Annual Report on Form 10-K for the period ended December 31, 2011 (SEC File No. 001-04018) is incorporated by reference.*

(10.10)
Form of award grant letter for cash performance awards made under the 2005 Equity and Cash Incentive Plan, filed as Exhibit 10.9 to the Company's Annual Report on Form 10-K for the period ended December 31, 2011(SEC File No. 001-04018) is incorporated by reference.*

(10.11)
Form of award grant letter for performance share awards made under the 2005 Equity and Cash Incentive Plan, filed as Exhibit 10.10 to the Company's Annual Report on Form 10-K for the period ended December 31, 2011(SEC File No. 001-04018) is incorporated by reference.*

(10.12)
Form of award grant letter for restricted stock awards made under the 2005 Equity and Cash Incentive Plan, filed as Exhibit 10.15 to the Company's Annual Report on Form 10-K for the period ended December 31, 2010 (SEC File No. 001-04018), is incorporated by reference.*

(10.13)
Pension Replacement Plan (formerly the Supplemental Executive Retirement Plan), as amended and restated as of January 1, 2010, filed as Exhibit 10.11 to the Company's Annual Report on Form 10-K for the year ended December 31, 2009 (SEC File No. 001-04018) is incorporated by reference.*

(10.14)
First Amendment to the Dover Corporation Pension Replacement Plan, as amended and restated as of January 1, 2010, filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2013 (SEC File No. 001-04018), is incorporated by reference.*

(10.15)	Executive Severance Plan, filed as Exhibit 10.17 to the Company's Annual Report on Form 10-K for the period ended December 31, 2010 (SEC File No. 001-04018), is incorporated by reference.*
(10.16)
Amendment No. 1 to the Executive Severance Plan, filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2012 (SEC File No. 001-04018), is incorporated by reference. *

(10.17)
Five-Year Credit Agreement dated as of November 10, 2011 by and among Dover Corporation, the Borrowing Subsidiaries party thereto, the Lenders party thereto, JPMorgan Chase Bank, N.A as Administrative Agent, Bank of America, N.A., and Wells Fargo Bank National Association, as Syndication Agents, and J.P. Morgan Securities LLC, and Merrill Lynch, Pierce, Fenner & Smith Incorporated and Wells Fargo Securities, LLC, as Joint Lead Arrangers and Joint Bookrunners, filed as Exhibit 10.13 to the Company's Annual Report on Form 10-K for the period ended December 31, 2011, is incorporated by reference.

(10.18)
First Amendment dated as of June 21, 2013 to the Five-Year Credit Agreement dated as of November 10, 2011 by and among Dover Corporation, the Borrowing Subsidiaries party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent, filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2013 (SEC File No. 001-04018), is incorporated by reference.

(10.19)
Amendment No. 1 to the Executive Employee Supplemental Retirement Agreement with Robert A. Livingston, Jr., filed as Exhibit 99.1 to the Company's Current Report on Form 8-K filed March 3, 2010 (SEC  File No. 001-04018), is incorporated by reference.*

(10.20)
Amendment No. 1 to the Senior Executive Change-in-Control Severance Plan, filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2012 (SEC File No. 001-04018), is incorporated by reference. *

(10.21)
2012 Equity and Cash Incentive Plan, effective as of May 3, 2012, filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2012 (SEC File No. 001-04018), is incorporated by reference.*

(10.22)
Form of award grant letter for SSAR grants made under the 2012 Equity and Cash Incentive Plan, filed as Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 (SEC File No. 001-04018), is incorporated by reference.*

(10.23)
Form of award grant letter for cash performance awards made under the 2012 Equity and Cash Incentive Plan, filed as Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 (SEC File No. 001-04018), is incorporated by reference.*

(10.24)
Form of award grant letter for performance share awards made under the 2012 Equity and Cash Incentive Plan, filed  as Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 (SEC File No. 001-04018), is incorporated by reference.*

(10.25)	Amendment No. 1 to the Dover Corporation 2012 Equity and Cash Incentive Plan.* (1)
(21)	Subsidiaries of Dover. (1)
(23)	Consent of Independent Registered Public Accounting Firm. (1)
(24)	Power of Attorney (included in signature page). (1)
(31.1)	Certification pursuant to Rule 13a-14 of the Securities and Exchange Act of 1934, as amended, signed and dated by Brad M. Cerepak. (1)
(31.2)	Certification pursuant to Rule 13a-14 of the Securities and Exchange Act of 1934, as amended, signed and dated by Robert A. Livingston. (1)
(32)	Certification pursuant to 18 U.S.C. Section 1350, signed and dated by Brad M. Cerepak and Robert A. Livingston. (1)
(101)
The following materials from Dover Corporation's Annual Report on Form 10-K for the year ended December 31, 2013 formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Earnings, (ii) Consolidated Statements of Comprehensive Earnings (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Stockholders' Equity, (v) Consolidated Statement of Cash Flows, and (vi) Notes to the Consolidated Financial Statements.  (1)

*	Executive compensation plan or arrangement.
(1)	Filed herewith.