Form 10-Q
period 2014-03-31
DOVER Corp
filed 2014-04-17
CIK 29905

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

or

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

The number of shares outstanding of the Registrant’s common stock as of April 10, 2014 was 166,488,958.

Dover Corporation
Form 10-Q

Item 1. Financial Statements

DOVER CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(in thousands, except per share figures)
(unaudited)

	Three Months Ended March 31,
	2014	2013
Revenue	$1,884,647	$1,763,977
Cost of goods and services	1,148,438	1,082,359
Gross profit	736,209	681,618
Selling and administrative expenses	452,282	416,437
Operating earnings	283,927	265,181
Interest expense, net	32,665	30,284
Other expense (income), net	356	(2,889)
Earnings before provision for income taxes and discontinued operations	250,906	237,786
Provision for income taxes	74,582	70,573
Earnings from continuing operations	176,324	167,213
(Loss) earnings from discontinued operations, net	(16,186)	42,790
Net earnings	$160,138	$210,003

Earnings per share from continuing operations:
Basic	$1.04	$0.96
Diluted	$1.02	$0.95

(Loss) earnings per share from discontinued operations:
Basic	$(0.10)	$0.25
Diluted	$(0.09)	$0.24

Net earnings per share:
Basic	$0.94	$1.21
Diluted	$0.93	$1.20

Dividends paid per common share	$0.375	$0.350

See Notes to Condensed Consolidated Financial Statements

DOVER CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2014	2013

Net earnings	$160,138	$210,003

Other comprehensive earnings (loss), net of tax
Foreign currency translation adjustments:
Foreign currency translation losses during period	(17,373)	(39,755)
Reclassification of foreign currency translation losses to earnings upon sale of subsidiaries	—	2,905
Total foreign currency translation	(17,373)	(36,850)

Pension and other postretirement benefit plans:
Amortization of actuarial losses included in net periodic pension cost	1,442	3,857
Amortization of prior service costs included in net periodic pension cost	1,392	1,415
Total pension and other postretirement benefit plans	2,834	5,272

Changes in fair value of cash flow hedges:
Unrealized net (losses) gains arising during period	(474)	381
Net (gains) losses reclassified into earnings	(139)	—
Total cash flow hedges	(613)	381

Other	(126)	(82)

Other comprehensive losses	(15,278)	(31,279)

Comprehensive earnings	$144,860	$178,724

See Notes to Condensed Consolidated Financial Statements.

DOVER CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)

	March 31, 2014	December 31, 2013
Current assets:
Cash and cash equivalents	$486,039	$803,882
Receivables, net of allowances of $20,031 and $18,677	1,238,368	1,133,694
Inventories, net	840,490	777,830
Prepaid and other current assets	74,596	63,747
Deferred tax assets	62,216	63,935
Total current assets	2,701,709	2,843,088
Property, plant and equipment, net	817,818	818,863
Goodwill	3,329,435	3,280,993
Intangible assets, net	1,312,466	1,294,177
Other assets and deferred charges	213,581	197,243
Assets of discontinued operations	289,381	2,432,286
Total assets	$8,664,390	$10,866,650

Current liabilities:
Notes payable and current maturities of long-term debt	$77,095	$229,278
Accounts payable	607,616	548,715
Accrued compensation and employee benefits	196,495	273,404
Accrued insurance	99,177	92,600
Other accrued expenses	215,880	228,985
Federal and other taxes on income	35,146	49,661
Total current liabilities	1,231,409	1,422,643
Long-term debt	2,602,334	2,599,201
Deferred income taxes	511,826	485,344
Other liabilities	456,715	477,748
Liabilities of discontinued operations	114,028	504,318
Stockholders' equity:
Total stockholders' equity	3,748,078	5,377,396
Total liabilities and stockholders' equity	$8,664,390	$10,866,650

See Notes to Condensed Consolidated Financial Statements

DOVER CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)
(unaudited)

	Common Stock $1 Par Value	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Earnings (Loss)	Treasury Stock	Total Stockholders' Equity
Balance at December 31, 2013	$255,320	$871,575	$7,954,536	$67,723	$(3,771,758)	$5,377,396
Net earnings	—	—	160,138	—	—	160,138
Dividends paid	—	—	(63,985)	—	—	(63,985)
Separation of Knowles Corporation	—	—	(1,397,260)	(26,695)	—	(1,423,955)
Common stock issued for the exercise of stock options and SARs	151	(5,300)	—	—	—	(5,149)
Tax benefit from the exercise of stock options and SARs	—	2,975	—	—	—	2,975
Share-based compensation expense	—	8,501	—	—	—	8,501
Common stock acquired	—	(983)	—	—	(291,582)	(292,565)
Other comprehensive loss, net of tax	—	—	—	(15,278)	—	(15,278)
Balance at March 31, 2014	$255,471	$876,768	$6,653,429	$25,750	$(4,063,340)	$3,748,078

Preferred Stock: $100 par value per share; 100,000 shares authorized; no shares issued.

See Notes to Condensed Consolidated Financial Statements

DOVER CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2014	2013
Operating Activities of Continuing Operations
Net earnings	$160,138	$210,003

Adjustments to reconcile net earnings to cash from operating activities:
Loss (earnings) from discontinued operations, net	16,186	(42,790)
Depreciation and amortization	78,999	70,702
Share-based compensation	8,501	8,348
Loss (gain) on sale of assets	553	(8,304)
Cash effect of changes in assets and liabilities:
Accounts receivable	(96,637)	(107,304)
Inventories	(49,293)	(27,108)
Prepaid expenses and other assets	(9,058)	(2,725)
Accounts payable	38,770	34,174
Accrued compensation and employee benefits	(96,637)	(115,133)
Accrued expenses and other liabilities	(12,498)	(22,882)
Accrued and deferred taxes, net	11,889	31,384
Other, net	(11,135)	29,348
Net cash provided by operating activities of continuing operations	39,778	57,713

Investing Activities of Continuing Operations
Additions to property, plant and equipment	(33,402)	(26,326)
Acquisitions (net of cash and cash equivalents acquired)	(109,870)	—
Proceeds from the sale of property, plant and equipment	1,231	3,708
Other	(4,236)	1,125
Net cash used in investing activities of continuing operations	(146,277)	(21,493)

Financing Activities of Continuing Operations
Cash received from Knowles Corporation, net of cash distributed	359,197	—
Purchase of common stock	(292,565)	(291,935)
Net proceeds from exercise of share-based awards, including tax benefits	(2,174)	7,711
Dividends paid to stockholders	(63,985)	(60,297)
Change in commercial paper and notes payable, net	(152,200)	91,905
Reduction of long-term debt	(47)	(56)
Net cash used in financing activities of continuing operations	(151,774)	(252,672)

Cash Flows from Discontinued Operations
Net cash (used in) provided by operating activities of discontinued operations	(55,942)	18,362
Net cash provided by (used in) investing activities of discontinued operations	61	(22,145)
Net cash used in discontinued operations	(55,881)	(3,783)

Effect of exchange rate changes on cash and cash equivalents	(3,689)	(8,482)

Net decrease in cash and cash equivalents	(317,843)	(228,717)
Cash and cash equivalents at beginning of period	803,882	800,076
Cash and cash equivalents at end of period	$486,039	$571,359

See Notes to Condensed Consolidated Financial Statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements, in accordance with Securities and Exchange Commission (“SEC”) rules for interim periods, do not include all of the information and notes for complete financial statements as required by accounting principles generally accepted in the United States of America. As such, the accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Dover Corporation (“Dover” or the “Company”) Annual Report on Form 10-K for the year ended December 31, 2013, which provides a more complete understanding of the Company’s accounting policies, financial position, operating results, business properties, and other matters.  The year-end condensed consolidated balance sheet was derived from audited financial statements.  Certain amounts in the prior year have been reclassified to conform to the current year presentation.

During the first quarter of 2014, the Company announced the realignment of its businesses into a new segment structure, consisting of four segments, organized around its key end markets to better focus on growth strategies. See Note 16 Segment Information for additional information about the new segments, including segment results for the three months ended March 31, 2014 and 2013.

As discussed in Note 4 Discontinued Operations, the Company is reporting certain businesses held for sale as discontinued operations at March 31, 2014. Therefore, the Company has classified the results of operations of these businesses as discontinued operations for all periods presented. In addition, the historical results of Knowles, including the results of operations, cash flows, and related assets and liabilities have been reclassified to discontinued operations for all periods presented herein.

It is the opinion of management that these financial statements reflect all adjustments necessary for a fair statement of the interim results.  The results of operations of any interim period are not necessarily indicative of the results of operations for the full year.

2. Spin-off of Knowles Corporation

On February 28, 2014, Dover completed the distribution of Knowles to its stockholders. The transaction was completed through the pro rata distribution of 100% of the common stock of Knowles to Dover's shareholders of record as of the close of business on February 19, 2014. Each Dover shareholder received one share of Knowles common stock for every two shares of Dover common stock held as of the record date.

The following is a summary of the assets and liabilities distributed to Knowles as part of the separation on February 28, 2014:

Assets:
Cash and cash equivalents	$40,803
Other current assets	340,945
Non-current assets	1,678,820
$2,060,568

Liabilities:
Current liabilities	$252,673
Non-current liabilities	383,940
$636,613

Net assets distributed to Knowles Corporation	$1,423,955

Knowles incurred $100,000 of borrowings under its revolving credit facility and $300,000 of borrowings under its term loan facility to finance a cash payment of $400,000 to Dover immediately prior to the distribution. Dover received net cash of $359,197 upon separation, which reflects $40,803 of cash held by Knowles on the distribution date and retained by it in connection with its separation from Dover. As a condition of the tax-free nature of the distribution as set forth by the related tax opinions, Dover utilized the net proceeds of $359,197 from Knowles to pay down commercial paper and to repurchase shares of its common stock in the first quarter of 2014.

In addition to the net assets reflected above, the Company also reallocated approximately $26,695 of accumulated other comprehensive earnings to Knowles, relating primarily to foreign currency translation gains, offset by unrecognized losses on pension obligations. Also, the Company was required to reallocate a portion of its goodwill from continuing operations to a reporting

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)

unit included in the Knowles distribution. The reallocation of $19,749 of goodwill was determined using a relative fair value approach. See Note 7 Goodwill and Other Intangibles for additional information.

The historical results of Knowles, including the results of operations, cash flows, and related assets and liabilities have been reclassified to discontinued operations for all periods presented herein. See Note 4 Discontinued Operations. Pursuant to the separation of Knowles from Dover, and the related separation and distribution agreements, any liabilities due from Dover to Knowles are not significant and will be paid in the near future.

3. Acquisitions

The following acquisitions were made during the three months ended March 31, 2014, contributing total revenue of $16,000 to the Company's consolidated revenue for the three months ended March 31, 2014. Earnings for these acquisitions during the period were not significant.

2014 Acquisitions
Date	Type	Company / Product Line Acquired	Location (Near)	Segment
Jan 1	Stock	Heidelberg CSAT GmbH	Germany	Engineered Systems
Manufacturer of digital printing systems that are installed in-packaging-line for the identification of pharmaceutical and medical products.

Feb 3	Stock	MS Printing Solutions	Italy	Engineered Systems
Manufacturer of innovative digital ink jet printing systems for the textile and specialty material industries.

The Company acquired these businesses in two separate transactions for net cash consideration of $109,870. The following presents the allocation of acquisition cost to the assets acquired and liabilities assumed, based on their estimated fair values:

Current assets, net of cash acquired	$25,694
Property, plant and equipment	926
Goodwill	64,922
Intangible assets	51,617
Current liabilities	(16,287)
Non-current liabilities	(17,002)
Net assets acquired	$109,870

The amounts assigned to goodwill and major intangible asset classifications for the 2014 acquisitions are as follows:

	Amount allocated	Useful life (in years)
Goodwill - Non deductible	$64,922	na
Customer intangibles	33,033	12
Trademarks	6,622	10
Technology	11,962	6
	$116,539

The businesses were acquired to complement and expand upon existing operations within the Printing & Identification platform of the Engineered Systems segment. The goodwill identified by these acquisitions reflects the benefits expected to be derived from product line expansion and operational synergies.  Upon consummation of the acquisitions, each of these entities is now wholly-owned by Dover. The Company made no acquisitions during the three months ended March 31, 2013.

The Company has substantially completed the purchase price allocations for the 2014 acquisitions.  However, if additional information is obtained about these assets and liabilities within the measurement period (not to exceed one year from the date of acquisition), including through asset appraisals and learning more about the newly acquired businesses, the Company will refine its estimates of fair value to allocate the purchase price more accurately; however, any such revisions are not expected to be significant.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)

Pro Forma Information

The following unaudited pro forma information illustrates the effect on the Company’s revenue and earnings from continuing operations for the three months ended March 31, 2014 and 2013, assuming that the 2014 and 2013 acquisitions had taken place at the beginning of the prior year. As a result, the supplemental pro forma earnings for the three months ended March 31, 2014 reflect adjustments to earnings from continuing operations as reported in the Unaudited Condensed Consolidated Statements of Comprehensive Earnings to exclude $1,267 for nonrecurring expense related to the fair value adjustments to acquisition-date inventory (after-tax) and $1,163 of acquisition-related costs (after tax) and to reflect such items in 2013. The 2014 and 2013 supplemental pro forma earnings are also adjusted to reflect the comparable impact of additional depreciation and amortization expense (net of tax) resulting from the fair value measurement of tangible and intangible assets relating to 2014 and 2013 acquisitions.

	Three Months Ended March 31,
	2014	2013
Revenue from continuing operations:
As reported	$1,884,647	$1,763,977
Pro forma	1,888,476	1,829,705
Earnings from continuing operations:
As reported	$176,324	$167,213
Pro forma	178,711	165,867
Basic earnings per share from continuing operations:
As reported	$1.04	$0.96
Pro forma	1.05	0.96
Diluted earnings per share from continuing operations:
As reported	$1.02	$0.95
Pro forma	1.04	0.94

4. Discontinued Operations

The results of discontinued operations for the three months ended March 31, 2014 and 2013 include the historical results of Knowles prior to its distribution on February 28, 2014, including costs incurred by Dover to complete the spin-off of Knowles totaling $25,760 for the three months ended March 31, 2014. There were no such costs incurred during the three months ended March 31, 2013. See also Note 2 Spin-off of Knowles Corporation.

Additionally, the results of discontinued operations reflect certain non-core businesses serving the electronic assembly and test markets that are either held for sale or have been previously sold. In the fourth quarter of 2013, the Company signed a definitive agreement to sell the remaining business classified as held for sale at March 31, 2014. Management intends to complete the sale of this business in the second quarter of 2014.

Summarized results of the Company’s discontinued operations are as follows:

	Three Months Ended March 31,
	2014	2013
Revenue	$201,168	$363,482

(Loss) earnings from operations before taxes	(17,138)	34,499
Benefit from income taxes	952	8,291
(Loss) earnings from discontinued operations, net of tax	$(16,186)	$42,790

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)

Assets and liabilities of discontinued operations are summarized below:

	March 31, 2014	December 31, 2013
Assets of Discontinued Operations:
Accounts receivable	$100,096	$346,486
Inventories, net	21,054	166,948
Prepaid and other current assets	12,671	79,356
Total current assets	133,821	592,790
Property, plant and equipment, net	6,456	370,586
Goodwill and intangible assets, net	145,691	1,425,909
Other assets and deferred charges	3,413	43,001
Total assets	$289,381	$2,432,286

Liabilities of Discontinued Operations:
Accounts payable	$37,064	$252,605
Other current liabilities	23,867	99,009
Total current liabilities	60,931	351,614
Deferred income taxes	17,264	78,723
Other liabilities	35,833	73,981
Total liabilities	$114,028	$504,318

At March 31, 2014, the assets and liabilities of discontinued operations relate primarily to the one remaining business classified as held for sale. In addition, amounts included tax-related accruals and unrecognized benefits, as well as other accruals for compensation, legal, environmental, and warranty contingencies, relating to businesses that were sold in prior years, none of which are individually significant. At December 31, 2013, these balances also reflect the historical assets and liabilities of Knowles, which was spun off in the first quarter of 2014.

5. Inventories, net

	March 31, 2014	December 31, 2013
Raw materials	$379,455	$361,880
Work in progress	161,337	145,789
Finished goods	434,355	400,281
Subtotal	975,147	907,950
Less reserves	(134,657)	(130,120)
Total	$840,490	$777,830

6. Property, Plant and Equipment, net

	March 31, 2014	December 31, 2013
Land	$58,189	$58,407
Buildings and improvements	537,112	536,143
Machinery, equipment and other	1,723,891	1,696,070
	2,319,192	2,290,620
Less accumulated depreciation	(1,501,374)	(1,471,757)
Total	$817,818	$818,863

7. Goodwill and Other Intangible Assets

Accounting Standards Codification ("ASC") 350, “Intangibles - Goodwill and Other Intangibles” provides guidance on an entity's subsequent measurement and subsequent recognition of goodwill and other intangibles, including subsequent changes to carrying amounts, including impairment and fair value adjustments. In accordance with the guidance set forth in ASC 350, and in connection with the realignment of its businesses, the Company reallocated goodwill among its reporting units based on their current relative fair value and tested goodwill for impairment in the first quarter of 2014. The Company concluded that no impairment indicators exist.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)

Additionally, due to the separation of Knowles in the first quarter of 2014, the Company was required to reallocate a portion of its goodwill from continuing operations to a reporting unit included in the Knowles distribution. The reallocation of $19,749 of goodwill was determined using a relative fair value approach.

The following table provides the changes in carrying value of goodwill by segment for the three months ended March 31, 2014:

	Energy	Engineered Systems	Fluids	Refrigeration & Food Equipment	Total
Balance at December 31, 2013	$727,972	$1,374,036	$721,577	$457,408	$3,280,993
Reallocation due to business realignment	—	8,995	(117,419)	108,424	—
Reallocation due to Knowles separation	—	(19,749)	—	—	(19,749)
Acquisitions	—	64,922	—	—	64,922
Purchase price adjustments	(395)	—	3,639	—	3,244
Foreign currency translation	(3,083)	1,379	1,496	233	25
Balance at March 31, 2014	$724,494	$1,429,583	$609,293	$566,065	$3,329,435

The following table provides the gross carrying value and accumulated amortization for each major class of intangible asset:

	March 31, 2014		December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Trademarks	$137,187	$38,541	$126,634	$34,232
Patents	169,756	118,542	154,236	102,804
Customer Intangibles	1,326,802	461,119	1,288,483	433,179
Unpatented Technologies	89,142	35,965	80,483	35,891
Drawings & Manuals	39,122	11,129	41,800	10,462
Distributor Relationships	72,514	36,396	72,514	35,447
Other	32,146	22,360	33,832	21,664
Total	1,866,669	724,052	1,797,982	673,679
Unamortized intangible assets:
Trademarks	169,849		169,874
Total intangible assets, net	$1,312,466		$1,294,177

Amortization expense totaled $40,208 and $33,991 for the three months ended March 31, 2014 and 2013, respectively.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)

8. Restructuring Activities

The following table details restructuring charges incurred by segment for the periods presented:

	Three Months Ended March 31,
	2014	2013
Energy	$71	$—
Engineered Systems	1,920	(324)
Fluids	905	210
Refrigeration & Food Equipment	—	2,152
Corporate	509	—
Total	$3,405	$2,038

These amounts are classified in the unaudited Condensed Consolidated Statements of Comprehensive Earnings as follows:

Cost of goods and services	$852	$1,810
Selling and administrative expenses	2,553	228
Total	$3,405	$2,038

The restructuring expenses of $3,405 incurred in the three months ended March 31, 2014 related to restructuring programs initiated in the first quarter of 2014 and during 2013. These programs are designed to better align the Company's operations with current market conditions through targeted facility consolidations, headcount reductions and other measures to further optimize operations. The Company expects full-year 2014 restructuring expenses of approximately $10.0 million to $15.0 million related to these programs. We expect the programs currently underway to be substantially completed in the next twelve to eighteen months.

The $3,405 of restructuring charges incurred during the first quarter of 2014 included the following items.

•	The Energy segment incurred restructuring charges of $71 related principally to a facility consolidation in its businesses serving the compression businesses.

•
The Engineered Systems segment recorded $1,920 of restructuring charges relating to facility consolidations within the Industrials platform, as well as actions taken to optimize costs related to research and engineering within the Printing & Identification platform.

•	The Fluids segment incurred net restructuring charges of $905 primarily related to implementation costs to optimize the technological infrastructure within the businesses serving the Pumps end market.

•
Corporate restructuring charges of $509 resulted from the Company's decision to realign its businesses into a new segment structure in the first quarter of 2014 following the spin-off of Knowles. Nonrecurring charges related to this realignment, primarily severance expense, are not expected to be significant in total.

The following table details the Company’s severance and other restructuring accrual activity:

	Severance	Exit	Total
Balance at December 31, 2013	$2,918	$2,466	$5,384
Restructuring charges	883	2,522	3,405
Payments	(2,471)	(1,836)	(4,307)
Other, including foreign currency	204	(113)	91
Balance at March 31, 2014	$1,534	$3,039	$4,573

The accrual balance at March 31, 2014 primarily reflects restructuring plans initiated during the year, as well as ongoing lease commitment obligations for facilities closed in earlier periods.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)

9. Borrowings

Borrowings consist of the following:

	March 31, 2014	December 31, 2013
Short-term
Current portion of long-term debt	$2,795	$2,778
Commercial paper	74,300	226,500
	$77,095	$229,278

	March 31, 2014	December 31, 2013
Long-term
4.875% 10-year notes due October 15, 2015	$299,688	$299,638
5.45% 10-year notes due March 15, 2018	348,680	348,598
2.125% 7-year notes due December 1, 2020 (euro-denominated)	414,433	411,500
4.30% 10-year notes due March 1, 2021	449,819	449,813
6.65% 30-year debentures due June 1, 2028	199,491	199,483
5.375% 30-year debentures due October 15, 2035	296,566	296,526
6.60% 30-year notes due March 15, 2038	247,881	247,859
5.375% 30-year notes due March 1, 2041	345,710	345,671
Other	2,861	2,891
Total long-term debt	2,605,129	2,601,979
Less current installments	(2,795)	(2,778)
	$2,602,334	$2,599,201

The Company maintains a $1.0 billion unsecured revolving credit facility that expires on November 10, 2016.  The Company primarily uses this facility as liquidity back-up for its commercial paper program and has not drawn down any loans under the $1.0 billion facility and does not anticipate doing so. The Company generally uses commercial paper borrowings for general corporate purposes, funding of acquisitions and the repurchases of its common stock. Under the credit facility, the Company is required to maintain an interest coverage ratio of EBITDA to consolidated net interest expense of not less than 3.0 to 1.  The Company was in compliance with this covenant and its other long-term debt covenants at March 31, 2014, and it expects to remain in compliance with all of its debt covenants.

On December 4, 2013, the Company issued €300.0 million of 2.125% euro-denominated notes due 2020. The proceeds of $403,776 from the sale of the notes, net of discounts and issuance costs, were used to repay commercial paper.

Interest expense and interest income for the three months ended March 31, 2014 and 2013 were as follows:

	Three Months Ended March 31,
	2014	2013
Interest expense	$33,701	$30,872
Interest income	(1,036)	(588)
Interest expense, net	$32,665	$30,284

Letters of Credit

As of March 31, 2014, the Company had approximately $157,362 outstanding in letters of credit and guarantees with financial institutions, which expire at various dates in the last quarter of 2014 through 2018. These letters of credit are primarily maintained as security for insurance, warranty, and other performance obligations.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)

10. Financial Instruments

Derivatives

The Company is exposed to market risk for changes in foreign currency exchange rates due to the global nature of its operations and certain commodity risks. In order to manage these risks the Company has hedged portions of its forecasted sales and purchases that occur within the next twelve months and are denominated in non-functional currencies, with currency forward or collar contracts designated as cash flow hedges. At March 31, 2014 and December 31, 2013, the Company had contracts with U.S. dollar equivalent notional amounts of $27,201 and $33,216, respectively, to exchange foreign currencies, principally the U.S. dollar, Canadian dollar, euro, and pound sterling. The Company believes it is probable that all forecasted cash flow transactions will occur.

In addition, the Company had outstanding contracts with a total notional amount of $64,146 and $104,688 at March 31, 2014 and December 31, 2013, respectively, that are not designated as hedging instruments. These instruments are used to reduce the Company's exposure for operating receivables and payables that are denominated in non-functional currencies.

The Company also has an outstanding floating-to-floating cross currency swap agreement for a total notional amount of $50,000 in exchange for CHF 65,100, which expires on October 15, 2015. This transaction continues to hedge a portion of the Company’s net investment in CHF-denominated operations. The agreement qualifies as a net investment hedge and the effective portion of the change in fair value is reported within the cumulative translation adjustment section of other comprehensive income. The fair values at March 31, 2014 and December 31, 2013 reflected losses of $24,048 and $23,716, respectively, due to the strengthening of the Swiss franc relative to the U.S. dollar over the term of the arrangement.

The following table sets forth the fair values of derivative instruments held by the Company as of March 31, 2014 and December 31, 2013 and the balance sheet lines in which they are recorded:

	Fair Value Asset (Liability)
	March 31, 2014	December 31, 2013	Balance Sheet Caption
Foreign currency forward / collar contracts	$271	$879	Prepaid / Other assets
Foreign currency forward / collar contracts	(945)	(168)	Other accrued expenses
Net investment hedge - cross currency swap	(24,048)	(23,716)	Other liabilities

The amount of gains or losses from hedging activity recorded in earnings is not significant, and the amount of unrealized gains and losses from cash flow hedges that are expected to be reclassified to earnings in the next twelve months is not significant; therefore, additional tabular disclosures are not presented. There are no amounts excluded from the assessment of hedge effectiveness, and the Company's derivative instruments that are subject to credit risk contingent features were not significant.

The Company is exposed to credit loss in the event of nonperformance by counterparties to the financial instrument contracts held by the Company; however, nonperformance by these counterparties is considered unlikely as the Company’s policy is to contract with highly-rated, diversified counterparties.

Additionally, the Company has designated the €300.0 million of euro-denominated notes issued December 4, 2013 as a hedge of a portion of its net investment in euro-denominated operations. Due to the high degree of effectiveness between the hedging instruments and the exposure being hedged, fluctuations in the U.S. dollar value of the euro-denominated debt due to exchange rate changes are offset by changes in the net investment. Accordingly, changes in the value of the euro-denominated debt are recognized in the cumulative translation adjustment section of other comprehensive income to offset changes in the U.S. dollar value of the net investment in euro-denominated operations. The loss recognized from the euro net investment hedge in other comprehensive income totaled $2,904 ($1,888 after tax) for the three months ended March 31, 2014.

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

The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis as of March 31, 2014 and December 31, 2013:

	March 31, 2014			December 31, 2013
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets:
Foreign currency cash flow hedges	$—	$271	$—	$—	$879	$—
Liabilities:
Foreign currency cash flow hedges	—	945	—	—	168	—
Net investment hedge derivative	—	24,048	—	—	23,716	—

In addition to fair value disclosure requirements related to financial instruments carried at fair value, accounting standards require interim disclosures regarding the fair value of all of the Company’s financial instruments.

The estimated fair value of long-term debt at March 31, 2014 and December 31, 2013 was $2,950,986 and $2,872,454, respectively, compared to the carrying value of $2,605,129 and $2,601,979, respectively. The estimated fair value of long-term debt is based on quoted market prices for similar instruments and is, therefore, classified as Level 2 within the valuation hierarchy.

The carrying values of cash and cash equivalents, trade receivables, accounts payable, and notes payable are reasonable estimates of their fair values as of March 31, 2014 and December 31, 2013 due to the short-term nature of these instruments.

11. Income Taxes

The effective tax rate for continuing operations was 29.7% for each of the three month periods ended March 31, 2014 and 2013. The current quarter rate was impacted by $2,541 of favorable net discrete items, principally related to the reassessment of the deductibility of certain non-U.S. expenses. The comparable prior period effective tax rate was impacted by favorable net discrete items totaling $4,343. Excluding the discrete items, the effective tax rates were 30.7% and 31.5% for the three months ended March 31, 2014 and 2013, respectively.

Dover and its subsidiaries file tax returns in the U.S., including various state and local returns, and in other foreign jurisdictions.  We believe adequate provision has been made for all income tax uncertainties. The Company is routinely audited by taxing authorities in its filing jurisdictions, and a number of these audits are currently underway. We believe that within the next twelve months uncertain tax positions may be resolved and statutes of limitations will expire, which could result in a decrease in the gross amount of unrecognized tax benefits of approximately zero to $37.2 million, of which a portion will be reported as discontinued operations.

12. Equity Incentive Program

The Company typically grants equity awards annually at its regularly scheduled first quarter Compensation Committee meeting. In the first quarter of 2014 the Company issued stock-settled appreciation rights ("SARs") covering 1,043,734 shares, performance share awards of 58,206, and restricted stock units of 131,719.

In addition, in connection with the separation of Knowles on February 28, 2014, the Company modified the outstanding equity awards for its employees. The awards were modified such that all individuals received an equivalent fair value both before and after the separation of Knowles. This modification resulted in the issuance of an additional 933,845 SARs, 20,523 stock options, 11,480 performance shares, and 5,389 restricted stock units. The exercise price of these outstanding awards, where applicable, was adjusted to preserve the value of the awards immediately prior to the separation. As no incremental fair value was awarded as a result of the issuance of these additional shares, the modification did not result in additional compensation expense.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)

The Company uses the Black-Scholes option pricing model to determine the fair value of each SAR on the date of grant. The assumptions used in determining the fair value of the SARs awarded during the respective periods are shown below. Expected volatilities are based on Dover's stock price history, including implied volatilities from traded options on Dover stock. The Company uses historical data to estimate SAR exercise and employee termination patterns within the valuation model. The expected life of SARs granted is derived from the output of the option valuation model and represents the average period of time that SARs granted are expected to be outstanding. The interest rate for periods within the contractual life of the SARs is based on the U.S. Treasury yield curve in effect at the time of grant.

	SARs
	2014	2013
Risk-free interest rate	1.70%	1.39%
Dividend yield	1.98%	2.06%
Expected life (years)	5.3	7.1
Volatility	30.81%	33.78%

Grant price (1)	$82.51	$63.33
Fair value per share at date of grant (1)	$19.84	$18.17

(1)	Updated to reflect the modification of grants issued prior to 2014 in connection with the separation of Knowles on February 28, 2014.

The performance share awards granted in 2013 are market condition awards as attainment is based on Dover's three-year performance relative to its peer group for the relevant performance period. These awards were valued on the date of grant using a Monte Carlo simulation model (a binomial lattice-based valuation model) with the following assumptions:

Performance shares
2013
Risk-free interest rate	0.40%
Dividend yield	2.06%
Expected life (years)	2.9
Volatility	30.36%
Fair value per share at date of grant (2)	$70.92

(2)	Updated to reflect the modification of grants in connection with the separation of Knowles on February 28, 2014.

The performance share awards granted in 2014 are considered performance condition awards as attainment is based on Dover's performance relative to established internal metrics. The fair value of these 58,206 awards on the date of grant was determined using Dover's closing stock price on the date of grant of $82.51. For the quarter ended March 31, 2014, we have assumed an attainment rate of the internal metrics of 100%. The expected attainment of the internal metrics for these awards will be analyzed each reporting period, and the related expense will be adjusted up or down based on expected attainment, if that attainment differs from previous estimates. The cumulative effect on current and prior periods of a change in attainment will be recognized in compensation cost in the period of change.

Stock-based compensation is reported within selling and administrative expenses in the accompanying unaudited Condensed Consolidated Statements of Comprehensive Earnings. The following table summarizes the Company’s compensation expense relating to all stock-based incentive plans:

	Three Months Ended March 31,
	2014	2013
Pre-tax compensation expense	$8,501	$8,348
Tax benefit	(3,000)	(2,975)
Total stock-based compensation expense, net of tax	$5,501	$5,373

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)

13. Commitments and Contingent Liabilities

Litigation

A few of the Company’s subsidiaries are involved in legal proceedings relating to the cleanup of waste disposal sites identified under federal and state statutes that provide for the allocation of such costs among “potentially responsible parties.” In each instance, the extent of the Company’s liability appears to be very small in relation to the total projected expenditures and the number of other “potentially responsible parties” involved and is anticipated to be immaterial to the Company. In addition, a few of the Company’s subsidiaries are involved in ongoing remedial activities at certain current and former plant sites, in cooperation with regulatory agencies, and appropriate reserves have been established. At March 31, 2014 and December 31, 2013, the Company has reserves totaling $29,437 and $29,786, respectively, for environmental and other matters, including private party claims for exposure to hazardous substances, that are probable and estimable.

The Company and certain of its subsidiaries are also parties to a number of other legal proceedings incidental to their businesses. These proceedings primarily involve claims by private parties alleging injury arising out of use of the Company’s products, patent infringement, employment matters, and commercial disputes. Management and legal counsel, at least quarterly, review the probable outcome of such proceedings, the costs and expenses reasonably expected to be incurred and currently accrued to-date, and the availability and extent of insurance coverage. At March 31, 2014 and December 31, 2013, the Company has reserves totaling $840 and $935, respectively, for legal matters that are probable and estimable and not otherwise covered by insurance. While it is not possible at this time to predict the outcome of these legal actions, in the opinion of management, based on the aforementioned reviews, the Company is not currently involved in any legal proceedings that, individually or in the aggregate, could have a material effect on its financial position, results of operations, or cash flows.

Warranty Accruals

Estimated warranty program claims are provided for at the time of sale. Amounts provided for are based on historical costs and adjusted new claims. The changes in the carrying amount of product warranties through March 31, 2014 and 2013 are as follows:

	2014	2013
Beginning Balance, January 1	$43,651	$40,398
Provision for warranties	13,783	12,372
Settlements made	(12,820)	(12,287)
Other adjustments, including acquisitions and currency translation	1,143	(1,075)
Ending balance, March 31	$45,757	$39,408

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

In July 2013, the Company announced that, after December 31, 2013, the U.S. qualified and non-qualified defined benefit plans will be closed to new employees. All pension-eligible employees as of December 31, 2013 will continue to earn a pension benefit through December 31, 2023 as long as they remain employed by an operating company participating in the plan. The Company also announced that effective, January 1, 2024, the plans would be frozen to any future benefit accruals.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)

The following tables set forth the components of the Company’s net periodic expense relating to retirement benefit plans:

Qualified Defined Benefits

	Three Months Ended March 31,
	U.S. Plan		Non-U.S. Plans
	2014	2013	2014	2013
Service Cost	$3,721	$4,601	$1,515	$1,357
Interest Cost	6,314	6,122	1,983	1,661
Expected return on plan assets	(10,398)	(9,953)	(2,029)	(1,775)
Amortization:
Prior service cost	271	257	27	27
Recognized actuarial loss	2,072	5,485	221	310
Transition obligation	—	—	—	(3)
Other	—	—	3	1
Net periodic expense	$1,980	$6,512	$1,720	$1,578

The net periodic expense reflected above for non-U.S. plans for the three months ended March 31, 2014 and 2013 excludes certain non-U.S. plans sponsored by Knowles that were reallocated as part of the separation on February 28, 2014. The historical expense relating to these plans of $59 and $200 for the three months ended March 31, 2014 and 2013 is reflected in earnings from discontinued operations.

Non-Qualified Supplemental Benefits

	Three Months Ended March 31,
	2014	2013
Service Cost	$830	$1,679
Interest Cost	1,537	1,773
Amortization:
Prior service cost	1,944	1,997
Recognized actuarial (gain) loss	(107)	42
Net periodic expense	$4,204	$5,491

Post-Retirement Plans

The Company also maintains post retirement benefit plans, although these plans are effectively closed to new entrants. The supplemental and post retirement benefit plans are supported by the general assets of the Company. The following table sets forth the components of the Company’s net periodic expense relating to its post-retirement benefit plans:

	Three Months Ended March 31,
	2014	2013
Service Cost	$62	$58
Interest Cost	157	131
Amortization:
Prior service cost	(102)	(104)
Recognized actuarial loss	13	34
Net periodic expense	$130	$119

The total amount amortized out of accumulated other comprehensive income into net periodic benefit expense for the three months ended March 31, 2014 and 2013 totaled $4,339 and $8,110, respectively. The amortization included in other comprehensive income of $8,110 for the three months ended March 31, 2013 includes $65 relating to plans sponsored by Knowles that were transfered as part of the separation in 2014.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)

Defined Contribution Retirement Plans

The Company also offers defined contribution retirement plans which cover the majority of its U.S. employees, as well as employees in certain other countries. The Company’s expense relating to defined contribution plans was $8,768, and $8,226 for the three months ended March 31, 2014 and 2013, respectively.

15. Other Comprehensive (Loss) Earnings

The amounts recognized in other comprehensive (loss) earnings were as follows:

	Three Months Ended			Three Months Ended
	March 31, 2014			March 31, 2013
	Pre-tax	Tax	Net of tax	Pre-tax	Tax	Net of tax
Foreign currency translation adjustments	$(18,506)	$1,133	$(17,373)	$(35,824)	$(1,026)	$(36,850)
Pension and other postretirement benefit plans	4,339	(1,505)	2,834	8,110	(2,838)	5,272
Changes in fair value of cash flow hedges	(943)	330	(613)	586	(205)	381
Other	(106)	(20)	(126)	(190)	108	(82)
Total other comprehensive loss	$(15,216)	$(62)	$(15,278)	$(27,318)	$(3,961)	$(31,279)

Total comprehensive earnings were as follows:

	Three Months Ended March 31,
	2014	2013
Net earnings	$160,138	$210,003
Other comprehensive loss	(15,278)	(31,279)
Comprehensive earnings	$144,860	$178,724

Amounts reclassified from accumulated other comprehensive earnings (loss) to earnings (loss) during the three months ended March 31, 2014 and 2013 were as follows:

	Three Months Ended March 31,
	2014	2013
Pension and postretirement benefit plans:
Amortization of actuarial losses	$2,199	$5,931
Amortization of prior service costs	2,140	2,179
Total before tax	4,339	8,110
Tax provision	(1,505)	(2,838)
Net of tax	$2,834	$5,272

Cash flow hedges:
Net gains reclassified into earnings	$(214)	$—
Tax benefit	75	—
Net of tax	$(139)	$—

The Company recognizes net periodic pension cost, which includes amortization of net actuarial losses and prior service costs, in both selling and administrative expenses and cost of goods and services, depending on the functional area of the underlying employees included in the plans.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)

16. Segment Information

During the first quarter of 2014, the Company announced the realignment of its businesses into a new segment structure, consisting of four segments and organized around its key end markets to better focus on growth strategies. The new structure is designed also to provide increased opportunities to leverage Dover's scale and capitalize on productivity initiatives. Dover's four segments for management reporting and performance evaluation purposes are as follows:

•
Our Energy segment, serving the Drilling & Production and Bearings & Compression end markets, is a provider of customer driven solutions and services for safe and efficient production and processing of fuels worldwide, and has a strong presence in the bearings and compression components markets.

•
Our Engineered Systems segment is comprised of two platforms, Printing & Identification and Industrials, and is focused on the design, manufacture and service of critical equipment and components serving the printing & identification, vehicle service, waste handling and industrial end markets.

•
Our Fluids segment, serving the Pumps and Fluid Transfer end markets, is focused on the safe handling of critical fluids across the oil & gas, retail fueling, chemical, hygienic and industrial end markets.

•
Our Refrigeration & Food Equipment segment, serving the Refrigeration and Food Equipment end markets, is a provider of innovative and energy efficient equipment and systems serving the commercial refrigeration and food service industries.

Segment financial information and a reconciliation of segment results to consolidated results follows:

	Three Months Ended March 31,
	2014	2013
Revenue:
Energy	$478,773	$462,679
Engineered Systems	649,778	605,325
Fluids	345,009	273,638
Refrigeration & Food Equipment	411,493	422,468
Intra-segment eliminations	(406)	(133)
Total consolidated revenue	$1,884,647	$1,763,977

Earnings from continuing operations:
Segment earnings:
Energy	$118,968	$118,708
Engineered Systems	92,320	83,283
Fluids	57,942	47,601
Refrigeration & Food Equipment	44,862	52,110
Total segments	314,092	301,702
Corporate expense / other (1)	30,521	33,632
Net interest expense	32,665	30,284
Earnings before provision for income taxes and discontinued operations	250,906	237,786
Provision for taxes	74,582	70,573
Earnings from continuing operations	$176,324	$167,213

(1)
Certain expenses are maintained at the corporate level and not allocated to the segments. These expenses include executive and functional compensation costs, non-service pension costs, non-operating insurance expenses, and various administrative expenses relating to the corporate headquarters.

17. Share Repurchases

Treasury shares increased to 89,010,396 at March 31, 2014 from a balance of 85,413,416 at December 31, 2013.

In November 2012, the Board of Directors approved a $1.0 billion share repurchase program authorizing repurchases of Dover's common stock over the following 12 to 18 months. During March 2014, the Company completed this share repurchase progra

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)

m through an accelerated share repurchase transaction, whereby Dover paid $292,565 on March 10, 2014 to receive a variable number of shares on incremental dates through March 31, 2014. The Company repurchased 3,596,980 shares under this program during 2014 for an average share price of $81.06.

In May 2012, the Board of Directors renewed its standing authorization of the Company's share repurchase program, on terms consistent with its prior five-year authorization which expired at that time. This renewal authorizes the repurchase of up to 10,000,000 shares of the Company's common stock during the five-year period ending May 2017. The Company made no repurchases under this new authorization during the three months ended March 31, 2014. As of March 31, 2014, the approximate number of shares still available for repurchase under the May 2012 share repurchase authorization was 3,908,289.

18. Earnings per Share

The following table sets forth a reconciliation of the information used in computing basic and diluted earnings per share:

	Three Months Ended March 31,
	2014	2013
Earnings from continuing operations	$176,324	$167,213
Earnings from discontinued operations, net	(16,186)	42,790
Net earnings	$160,138	$210,003

Basic earnings per common share:
Earnings from continuing operations	$1.04	$0.96
Earnings from discontinued operations, net	$(0.10)	$0.25
Net earnings	$0.94	$1.21

Weighted average shares outstanding	169,750,000	173,448,000

Diluted earnings per common share:
Earnings from continuing operations	$1.02	$0.95
Earnings from discontinued operations, net	$(0.09)	$0.24
Net earnings	$0.93	$1.20

Weighted average shares outstanding	172,013,000	175,567,000

The following table is a reconciliation of the share amounts used in computing earnings per share:

	Three Months Ended March 31,
	2014	2013
Weighted average shares outstanding - Basic	169,750,000	173,448,000
Dilutive effect of assumed exercise of employee stock options and SARs and vesting of performance shares	2,263,000	2,119,000
Weighted average shares outstanding - Diluted	172,013,000	175,567,000

Diluted per share amounts are computed using the weighted-average number of common shares and, if dilutive, potential common shares outstanding during the period.  Potential common shares consist of the incremental common shares issuable upon the exercise of stock options and SARs, and vesting of performance shares and restricted shares, as determined using the treasury stock method.  For the three months ended March 31, 2014 and 2013, the weighted average number of anti-dilutive potential common shares excluded from the calculation above totaled 303,000 and 2,501,000, respectively.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)

19. Recent Accounting Standards

Recently Adopted Accounting Standard

In April 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-08, which includes amendments that change the requirements for reporting discontinued operations and require additional disclosures about discontinued operations. Under the new guidance, only disposals representing a strategic shift in operations - that is, a major effect on the organization's operations and financial results should be presented as discontinued operations. Examples include a disposal of a major geographic area, a major line of business, or a major equity method investment. Additionally, the ASU requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income, and expenses of discontinued operations. This update is effective for Dover in the first quarter of 2015. The Company is currently evaluating the new guidance to determine the impact it may have to its consolidated financial statements.

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

The MD&A is organized as follows:

•	Overview and Outlook

•	Consolidated Results of Operations

•	Segment Results of Operations

•	Financial Condition

◦	Cash Flow Summary and Liquidity and Capital Resources

◦	Critical Accounting Policies and Estimates and Recent Accounting Standards

◦	Special Notes Regarding Forward-Looking Statements and Non-GAAP Disclosures

OVERVIEW AND OUTLOOK

Dover is a diversified global manufacturer delivering innovative equipment and components, specialty systems and support services through four major operating segments: Energy, Engineered Systems, Fluids, and Refrigeration & Food Equipment. The Company's entrepreneurial business model encourages, promotes, and fosters deep customer engagement and collaboration, which has led to Dover's well-established and valued reputation for providing superior customer service and industry-leading product innovation. Unless the context indicates otherwise, references herein to “Dover,” “the Company,” and words such as “we,” “us,” and “our” include Dover Corporation and its subsidiaries.

On February 28, 2014, the Company completed the separation of Knowles Corporation ("Knowles") from Dover through the pro rata distribution of 100% of the common stock of Knowles to Dover's stockholders of record as of the close of business on February 19, 2014. Each Dover shareholder received one share of Knowles common stock for every two shares of Dover common stock held as of the record date. As a result, Knowles became an independent, publicly traded company listed on the New York Stock Exchange, and Dover retains no ownership interest in Knowles. The distribution was structured to be tax-free to Dover and its shareholders for U.S. federal income tax purposes.

In the first quarter of 2014, Dover announced the realignment of its businesses into a new segment structure, consisting of four segments and organized around its key end markets to better focus on growth strategies. The new structure is designed also to provide increased opportunities to leverage Dover's scale and capitalize on productivity initiatives. Dover's four segments are as follows:

•
Our Energy segment, serving the Drilling & Production and Bearings & Compression end markets, is a provider of customer driven solutions and services for safe and efficient production and processing of fuels worldwide, and has a strong presence in the bearings and compression components markets.

•
Our Engineered Systems segment is comprised of two platforms, Printing & Identification and Industrials, and is focused on the design, manufacture and service of critical equipment and components serving the printing & identification, vehicle service, waste handling and industrial end markets.

•
Our Fluids segment, serving the Pumps and Fluid Transfer end markets, is focused on the safe handling of critical fluids across the oil & gas, retail fueling, chemical, hygienic and industrial end markets.

•
Our Refrigeration & Food Equipment segment, serving the Refrigeration and Food Equipment end markets, is a provider of innovative and energy efficient equipment and systems serving the commercial refrigeration and food service industries.

In connection with the execution of its new segment structure, the Company incurred incremental, nonrecurring charges, primarily severance expense, totaling $0.5 million in the first quarter of 2014. The Company does not anticipate total nonrecurring charges related to the execution of its new segment structure to be significant.

Due to the realignment of the Company's businesses, the Company reallocated goodwill among its reporting units based on the current relative fair value and tested goodwill for impairment in the first quarter of 2014. The Company concluded that no goodwill impairment indicators exist. Additionally, due to the separation of Knowles in the first quarter of 2014, the Company was required to reallocate goodwill relating to one reporting unit for which a portion was included in the distribution. The reallocation of goodwill was determined using a relative fair value approach and resulted in an additional $19.7 million of goodwill included in the distribution of Knowles.

The following table shows the percentage of total revenue and segment earnings generated by each of our four segments for the three months ended March 31, 2014 and 2013:

	Revenue		Segment Earnings
	Three Months Ended March 31,		Three Months Ended March 31,
	2014	2013	2014	2013
Energy	25.4%	26.2%	37.9%	39.3%
Engineered Systems	34.5%	34.3%	29.4%	27.6%
Fluids	18.3%	15.6%	18.4%	15.8%
Refrigeration & Food Equipment	21.8%	23.9%	14.3%	17.3%

First quarter 2014 consolidated revenue increased $120.7 million, or 6.8%, as compared to the first quarter of 2013, with a 3.9% increase in organic revenue, a 3.0% increase in acquisition-related revenue and a minor unfavorable impact due to foreign currency translation. The first quarter was highlighted by solid revenue growth in three of our four segments, broad-based bookings growth and building momentum as we moved through the quarter. Notably, our Fluids segment delivered 26.1% growth, and our Engineered Systems segment revenue grew 7.3%.

From a geographic perspective, our North American markets remained solid. Our European markets continued to show improvement for the third consecutive quarter. Lastly, our China and other world markets moderated during the first quarter, due in part to the timing of large shipments into China.

Our Energy segment revenue grew $16.1 million, or 3.5%, from the prior year quarter, as drilling growth, in particular, remained strong. The Drilling & Production end market continues to benefit from a slightly improving rig count and stronger well activity. Growth was partially offset by continued weakness in our winch markets. Lastly, our Bearings & Compression end market exhibited solid performance, as organic growth primarily resulted from new product sales.

Within our Engineered Systems segment, we saw strong growth across both platforms, with overall revenue growth of $44.5 million, or 7.3%. Within our Printing & Identification platform, solid growth in Europe and the Americas, complemented by recent acquisitions, resulted in 10.8% revenue growth as compared to the prior year quarter. The Industrial platform also saw broad-based revenue growth led by strong results in our waste handling and vehicle service markets.

Revenue increased $71.4 million, or 26.1%, in our Fluids segment as compared to the prior year quarter attributable to healthy market conditions for both the Fluid Transfer and Pumps end markets, strong shipments of project-oriented products and recent acquisitions. Our businesses within the Fluid Transfer platform continue to benefit from positive trends in the global retail fueling and fuel transportation markets. Strong demand for products serving the plastics and petro-chemical markets drove growth in the Pumps platform.

Our Refrigeration & Food Equipment segment revenue decreased $11.0 million, or 2.6%, driven by the timing of shipments in the quarter and a shortfall in after-market sales. However, the majority of businesses continued to book well through the quarter, and our customers continue to seek our energy efficient and merchandising solutions that enable them to better compete in their markets.

We continued to focus on growth with investment in international expansion and in acquisitions, investing approximately $110.0 million in acquisitions during the quarter, with the most notable being the addition of MS Printing Solutions to Engineered Systems.

This acquisition will expand the segment’s served markets beyond fast moving consumer goods and industrial markets into the textile market.

During March 2014, we completed the November 2012 $1.0 billion share repurchase program through an accelerated share repurchase transaction, purchasing 3.6 million shares for a total of $292.6 million.

Regarding our business activity, near term we expect:

•	excellent performance in our Energy segment, driven by our focus on international activity and the continuing improvement in well count;

•	continued growth in our Engineered Systems segment, driven by the ongoing momentum in the Printing & Identification end market and the industrial markets, especially waste handling;

•	strong results in our Fluids segment due to the benefits of our recent acquisitions and healthy end markets; and

•
improved results in our Refrigeration & Food Equipment segment, especially in the seasonally strong second and third quarters, partly driven by our focus on serving the C-Store, small format food retailer and dollar store customers.

We continue to expect full year 2014 organic revenue growth of 3.0% to 4.0%, complemented by acquisition growth of 3.0%, resulting in total revenue growth of 6.0% to 7.0%. In addition, we expect our full year 2014 segment margin to be approximately 18.0%. As a result, we expect our full year 2014 EPS to be in the range of $4.60 to $4.80.

CONSOLIDATED RESULTS OF OPERATIONS

As discussed in Note 4 Discontinued Operations in the unaudited Condensed Consolidated Financial Statements, due to the separation of Knowles from Dover on February 28, 2014 through the pro rata distribution of 100% of the common stock of Knowles to Dover's stockholders, the historical results of operations of Knowles have been reclassified to discontinued operations for all periods presented.

	Three Months Ended March 31,
(dollars in thousands, except per share figures)	2014	2013	% Change
Revenue	$1,884,647	$1,763,977	6.8%
Cost of goods and services	1,148,438	1,082,359	6.1%
Gross profit	736,209	681,618	8.0%
Gross profit margin	39.1%	38.6%	0.5

Selling and administrative expenses	452,282	416,437	8.6%
Selling and administrative as a percent of revenue	24.0%	23.6%	0.4

Interest expense, net	32,665	30,284	7.9%
Other expense (income), net	356	(2,889)	nm

Provision for income taxes	74,582	70,573	5.7%
Effective tax rate	29.7%	29.7%	—

Earnings from continuing operations	176,324	167,213	5.4%

Earnings from discontinued operations, net	(16,186)	42,790	nm

Earnings from continuing operations per common share - diluted	$1.02	$0.95	7.4%

Revenue

First quarter 2014 revenue increased $120.7 million, or 6.8%, as compared to the first quarter of 2013, with a 3.9% increase in organic revenue, a 3.0% increase in acquisition-related revenue and a minor unfavorable impact due to foreign currency translation. The first quarter was highlighted by solid revenue growth in three of our four segments, driven by broad-based growth within our Fluids and Engineered Systems segments, as well as the drilling markets within our Energy segment.

Gross Profit

Gross profit increased $54.6 million, or 8.0%, driven by the increased sales volume, as well as increased productivity that resulted in labor and material efficiencies. These drivers were partially offset by labor inflation, particularly in the Energy and Engineered System segments, as growth initiatives and international expansion continued, and higher acquisition-related depreciation and amortization of approximately $3.0 million. Gross profit margin increased slightly (50 basis points) as compared to the prior year, due to the aforementioned productivity that more than offset higher labor costs due to inflation.

Selling and Administrative Expenses

Selling and administrative expenses increased $35.8 million, or 8.6%, as compared to the prior year quarter, and increased 40 basis points as a percentage of revenue. Increased headcount to support continued business expansion and higher acquisition-related depreciation and amortization of approximately $5.0 million contributed to the increase over the prior year period. In addition, the prior year period included a $6.8 million gain associated with the sale of land in Switzerland.

Non-Operating Items

Interest expense increased $2.4 million, or 7.9%, due to the euro-denominated notes the Company issued in December 2013 totaling €300 million. These notes expire December 1, 2020.

Other expense, net of $0.4 million in the current year quarter included $2.6 million of net foreign exchange losses resulting from the remeasurement and settlement of foreign currency denominated balances. Partially offsetting the foreign exchange losses were other nonrecurring items, including $2.1 million related to an insurance settlement for property damage. The prior year quarter other income, net included $1.8 million of net foreign exchange gains, as well as $1.1 million of other nonrecurring items, none of which were individually significant.

Income Taxes

The effective tax rate for continuing operations was 29.7% for each of the three month periods ended March 31, 2014 and 2013. The current quarter rate was impacted by $2.5 million of favorable net discrete items, principally related to the reassessment of the deductibility of certain non-U.S. expenses. The comparable prior period effective tax rate was impacted by favorable net discrete items totaling $4.3 million. Excluding the discrete items, the effective tax rates were 30.7% and 31.5% for the three months ended March 31, 2014 and 2013, respectively.

Dover and its subsidiaries file tax returns in the U.S., including various state and local returns, and in other foreign jurisdictions.  We believe adequate provision has been made for all income tax uncertainties. The Company is routinely audited by taxing authorities in its filing jurisdictions, and a number of these audits are currently underway. We believe that within the next twelve months uncertain tax positions may be resolved and statutes of limitations will expire, which could result in a decrease in the gross amount of unrecognized tax benefits of approximately $0.0 to $37.2 million, of which a portion will be reported as discontinued operations.

Earnings from Continuing Operations

Earnings from continuing operations for the three months ended March 31, 2014 increased 5.4% to $176.3 million, or $1.02 diluted earnings per share, compared with earnings from continuing operations in the prior year of $167.2 million, or $0.95 diluted earnings per share. The increase in earnings from continuing operations is primarily the result of higher revenues and benefits from productivity and cost containment initiatives, offset in part by higher labor costs, as well as higher acquisition-related expenses, including depreciation and amortization. The increase in earnings per share reflects the increase in earnings, as well as lower weighted average shares outstanding for the 2014 period relative to the 2013 period.

Discontinued Operations

Management evaluates Dover’s businesses periodically for their strategic fit within Dover’s operations. Accordingly, in connection with the separation of Knowles from Dover on February 28, 2014, the results of operations and cash flows of Knowles are reflected within discontinued operations for both periods presented herein, as well various expense and accrual adjustments relating to other discontinued operations. The results of discontinued operations for the three months ended March 31, 2014 also include certain costs incurred by Dover to complete the spin-off of Knowles totaling $25.8 million, bringing the total one-time costs associated with the spin-off to $55.9 million. In addition, discontinued operations includes other costs incurred by Dover which are directly attributable to the operations of Knowles.

Additionally, these results also reflect the operations of certain non-core businesses serving the electronic assembly and test markets that are either held for sale or have been previously sold. In the fourth quarter of 2013, the Company signed a definitive agreement to sell the remaining business classified as held for sale at March 31, 2014. Management intends to complete the sale of this business in the second quarter of 2014.

Restructuring Activities

The restructuring expenses of $3.4 million incurred in the three months ended March 31, 2014 related to restructuring programs initiated in the first quarter of 2014 and during 2013. These programs are designed to better align the Company's operations with current market conditions through targeted facility consolidations, headcount reductions and other measures to further optimize operations. The Company expects full-year 2014 restructuring expenses of approximately $10.0 million to $15.0 million related to these programs. We expect the programs currently underway to be substantially completed in the next twelve to eighteen months.

The $3.4 million of restructuring charges incurred during the first quarter of 2014 included the following items.

•	The Energy segment incurred restructuring charges of $0.1 million related principally to a facility consolidation in its businesses serving the compression businesses.

•
The Engineered Systems segment recorded $1.9 million of restructuring charges related to facility consolidations within the Industrials platform, as well as actions taken to optimize costs related to research and engineering within the Printing & Identification platform.

•
The Fluids segment incurred net restructuring charges of $0.9 million primarily related to implementation costs to optimize the technological infrastructure within the businesses serving the Pumps end market.

•
Corporate restructuring charges of $0.5 million resulted from the Company's decision to realign its businesses into a new segment structure in the first quarter of 2014 following the spin-off of Knowles. Nonrecurring charges related to this realignment, primarily severance expense, are not expected to be significant in total.

For the three months ended March 31, 2013, the Company incurred restructuring charges of $2.0 million for programs at several targeted facilities to optimize cost structure, including businesses serving the Food Equipment end market. See Note 8 Restructuring Activities in our Condensed Consolidated Financial Statements for additional information related to our restructuring programs.

SEGMENT RESULTS OF OPERATIONS

Energy
Our Energy segment, serving the Drilling & Production and Bearings & Compression end markets, is a provider of customer driven solutions and services for safe and efficient production and processing of fuels worldwide, and has a strong presence in the bearings and compression components markets.

	Three Months Ended March 31,
(dollars in thousands)	2014	2013	% Change
Revenue:
Drilling & Production	$391,939	$378,522	3.5%
Bearings & Compression	86,834	84,157	3.2%
Total	$478,773	$462,679	3.5%

Segment earnings	$118,968	$118,708	0.2%
Operating margin	24.8%	25.7%

Segment EBITDA	$144,543	$143,156	1.0%
Segment EBITDA margin	30.2%	30.9%

Other measures:
Depreciation and amortization	$25,575	$24,448	4.6%
Bookings	478,469	515,388	(7.2)%
Backlog	210,846	274,733	(23.3)%

Components of revenue growth:			YTD 2014 vs. 2013
Organic growth			3.7%
Acquisitions			1.3%
Foreign currency translation			(1.5)%
			3.5%

First Quarter 2014 Compared to the First Quarter 2013

Revenue generated by our Energy segment in the first quarter of 2014 increased 3.5% over prior year quarter due to 3.7% organic growth, as well as additional revenue from the 2013 acquisitions adding 1.3% growth. Foreign currency translation had a 1.5% negative impact.

•
Drilling & Production end market revenue (representing 82% of segment revenue) increased 3.5%. Organic growth resulted from new artificial lift products, favorable product mix, share gains for drilling products and cyclically higher demand for pressure sensors. Growth was partially offset by competitive dynamics for certain artificial lift products, as well as the continued weakness in our winch markets.

•	Bearings & Compression end market revenue (representing 18% of segment revenue) increased 3.2%. Organic growth was broad-based, resulting primarily from new product introductions.

Operating margin for our Energy segment decreased 90 basis points as compared to the prior year quarter, as productivity and higher volumes were offset by continued expansion in international growth and increased labor costs.

Bookings for the first quarter declined 7.2% from the prior year quarter, and book to bill was 1.0. Solid growth in Drilling & Production and Bearings & Compression was offset by the impact of a large project-based international order for $58.5 million for artificial lift products in the prior year that did not repeat. Adjusting for this, bookings increased approximately 4.7% from the prior year quarter.

Engineered Systems
Our Engineered Systems segment is comprised of two platforms, Industrials and Printing & Identification, and is focused on the design, manufacture and service of critical equipment and components serving the printing & identification, vehicle service, waste handling and industrial markets.

	Three Months Ended March 31,
(dollars in thousands)	2014	2013	% Change
Revenue:
Printing & Identification	$263,533	$237,869	10.8%
Industrials	386,245	367,456	5.1%
Total	$649,778	$605,325	7.3%

Segment earnings	$92,320	$83,283	10.9%
Operating margin	14.2%	13.8%

Segment EBITDA	$111,297	$100,733	10.5%
Segment EBITDA margin	17.1%	16.6%

Other measures:
Depreciation and amortization	$18,977	$17,450	8.8%

Bookings
Printing & Identification	$282,867	$237,291	19.2%
Industrials	427,557	405,555	5.4%
Eliminations	(17)	(82)
	$710,407	$642,764	10.5%
Backlog
Printing & Identification	$136,309	$95,353	43.0%
Industrials	414,979	415,478	(0.1)%
	$551,288	$510,831	7.9%

Components of revenue growth:			YTD 2014 vs. 2013
Organic growth			4.4%
Acquisitions			3.0%
Foreign currency translation			(0.1)%
			7.3%

First Quarter 2014 Compared to the First Quarter 2013

Engineered Systems revenue for the first quarter of 2014 increased $44.5 million, or 7.3%, driven by organic growth of 4.4%, growth from acquisitions of 3.0%, offset by a negative 0.1% impact from foreign currency.

•
Revenue of our Printing & Identification platform (representing 40.6% of first quarter 2014 segment revenue) increased by $25.7 million, or 10.8%, as compared to the prior year quarter. Acquisitions in 2013 and the first quarter of 2014, most notably MS Printing Solutions, drove a revenue increase of 7.0%, and strength in Europe and the Americas drove organic revenue growth of 4.7%. Foreign currency had an unfavorable impact of 1.0%.

•
Revenue of our Industrials platform (representing 59.4% of first quarter 2014 segment revenue), increased $18.8 million, or 5.1%, as compared to the prior year quarter, with 4.2% organic revenue growth, 0.4% acquisition-related growth and a 0.5% favorable impact from foreign currency. Revenue growth was broad-based, with particular strength in waste handling and vehicle service.

Engineered Systems segment earnings in the first quarter of 2014 increased $9.0 million, or 10.9%, as compared to the prior year quarter. The impact of productivity initiatives and increased volumes more than offset increased labor costs, investments in growth and international expansion, and acquisition-related depreciation and amortization expense. Operating margin increased 40 basis points compared to the first quarter of 2013, as productivity savings and increased operating leverage more than offset acquisition-related costs, growth investments and other miscellaneous non-recurring charges, including restructuring charges, none of which are individually significant.

Segment bookings for the first quarter of 2014, and backlog at March 31, 2014, increased compared to the prior year quarter, primarily due to higher Printing & Identification platform orders, as well as higher bookings in our vehicle service businesses.

Fluids
Our Fluids segment, serving the Fluid Transfer and Pumps end markets, is focused on the safe handling of critical fluids across the oil & gas, retail fueling, chemical, hygienic and industrial markets.

	Three Months Ended March 31,
(dollars in thousands)	2014	2013	% Change
Revenue:
Pumps	$165,243	$123,059	34.3%
Fluid Transfer	179,766	150,579	19.4%
	$345,009	$273,638	26.1%

Segment earnings	$57,942	$47,601	21.7%
Operating margin	16.8%	17.4%

Segment EBITDA	$74,308	$58,962	26.0%
Segment EBITDA margin	21.5%	21.5%

Other measures:
Depreciation and amortization	$16,366	$11,361	44.1%
Bookings	362,943	303,609	19.5%
Backlog	328,617	222,255	47.9%

Components of revenue growth:			YTD 2014 vs. 2013
Organic growth			13.9%
Acquisitions			10.7%
Foreign currency translation			1.5%
			26.1%

First Quarter 2014 Compared to the First Quarter 2013

Fluids segment revenue for the first quarter of 2014 increased $71.4 million, or 26.1%, driven by organic growth of 13.9%, a 10.7% increase from recent acquisitions and a 1.5% favorable impact from foreign currency translation.

•
Pumps revenue (representing 47.9% of 2014 first quarter segment revenue) increased $42.2 million, or 34.3%, compared with the prior year quarter. Strong demand for products serving the plastics and petro-chemical markets drove much of the growth.

•
Fluid Transfer revenue (representing 52.1% of 2014 first quarter segment revenue) grew $29.2 million, or 19.4%, quarter over quarter. The Fluid Transfer businesses continue to benefit from the strong global retail fueling environment and robust fuel transportation markets.

Earnings in our Fluids segment increased $10.3 million, or 21.7%, over the prior year quarter due to higher volume, productivity improvements and strategic pricing, partially offset by incremental depreciation and amortization due to the 2013 acquisitions, including Finder Pompe, as well as increased headcount to support the higher volumes. Operating margin was slightly lower due to the impact of acquisitions and associated integration costs.

Bookings for the first quarter increased 19.5% over the prior year quarter due to acquisitions, as well as increased demand for pumps and rail loading equipment. Backlog increased 47.9% compared to prior year quarter due to strong international orders and acquisition-related activity.

Refrigeration & Food Equipment
Our Refrigeration & Food Equipment segment, serving the Refrigeration and Food Equipment end markets, is a provider of innovative and energy efficient equipment and systems serving the commercial refrigeration and food service industries.

	Three Months Ended March 31,
(dollars in thousands)	2014	2013	% Change
Revenue:
Refrigeration	$316,729	$325,263	(2.6)%
Food Equipment	94,764	97,205	(2.5)%
Total	$411,493	$422,468	(2.6)%

Segment earnings	$44,862	$52,110	(13.9)%
Operating margin	10.9%	12.3%

Segment EBITDA	$62,074	$68,695	(9.6)%
Segment EBITDA margin	15.1%	16.3%

Other measures:
Depreciation and amortization	$17,212	$16,585	3.8%
Bookings	493,731	482,742	2.3%
Backlog	431,298	417,246	3.4%

Components of revenue growth:			YTD 2014 vs. 2013
Organic growth			(3.1)%
Acquisitions			—%
Foreign currency translation			0.5%
			(2.6)%

First Quarter 2014 Compared to the First Quarter 2013

Refrigeration & Food Equipment segment revenue decreased $11.0 million, or 2.6%, compared to the first quarter of 2013 comprised of a decline in organic growth of 3.1%, partially offset by a 0.5% favorable impact from foreign currently translation. The decrease in revenue as compared to the prior year quarter was mainly due to the timing of shipments.

•
Refrigeration revenue (representing 77.0% of 2014 first quarter segment revenue) decreased $8.5 million, or 2.6%, quarter over quarter, and was impacted by the timing of shipments and a shortfall in after-market sales.

•	Food Equipment revenue (representing 23.0% of 2014 first quarter segment revenue) decreased $2.4 million, or 2.5%, compared with the prior year quarter, and was impacted by the timing of shipments.
Refrigeration & Food Equipment segment earnings decreased $7.2 million, or 13.9%, as compared to the prior year quarter, and operating margin declined 140 basis points. Productivity gains and cost reduction initiatives partially offset lower volumes and higher absorption costs associated with fewer production days as compared to the prior year quarter. In addition, the prior year included a $6.8 million gain associated with the sale of land in Switzerland, which was partially offset by several nonrecurring losses totaling $2.4 million, none of which were individually significant.
First quarter 2014 bookings increased 2.3% from the prior year comparable quarter, and backlog increased 3.4%. Book to bill for the first quarter of 2014 was seasonally strong at 1.2.

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

Cash Flow Summary

The following table is derived from our unaudited Condensed Consolidated Statement of Cash Flows:

	Three Months Ended March 31,
Cash Flows from Continuing Operations (in thousands)	2014	2013
Net Cash Flows Provided By (Used In):
Operating activities	$39,778	$57,713
Investing activities	(146,277)	(21,493)
Financing activities	(151,774)	(252,672)

Operating Activities

Cash provided by operating activities for the three months ended March 31, 2014 decreased approximately $17.9 million compared to the comparable period in 2013. This decrease was primarily driven by lower income tax accruals relative to the prior year of $19.5 million, higher investments in working capital of $6.9 million to support higher sales volumes, offset by lower long-term incentive payouts than the prior year period.

Adjusted Working Capital

Adjusted working capital (a non-GAAP measure calculated as accounts receivable, plus inventory, less accounts payable) increased $108.4 million in 2014 or 8.0% to $1.5 billion, which reflected increases of $104.7 million in accounts receivable and $62.6 million in inventory, offset by an increase of $58.9 million in accounts payable.

Investing Activities

Cash used in investing activities generally results from cash outflows for capital expenditures and acquisitions, partially offset by proceeds from sales of businesses and property, plant and equipment. For the three months ended March 31, 2014, we used cash in investing activities of $146.3 million as compared to $21.5 million for the same period of 2013, driven mainly by the following factors:

•
Acquisitions. During 2014, we deployed approximately $109.9 million to acquire two businesses within our Printing & Identification platform in our Engineered Systems segment. We did not acquire any businesses in the first quarter of 2013.

•
Capital spending. Our capital expenditures increased $7.1 million for the first three months of 2014 as compared to the same period in 2013, with continued expansion across several businesses, including those serving the businesses within the Energy segment, as well as the Refrigeration end market. We expect full-year 2014 capital expenditures to approximate 2.5% of revenue.

We anticipate that capital expenditures and any acquisitions we make through the remainder of 2014 will be funded from available cash and internally generated funds and, if necessary, through the issuance of commercial paper, use of established lines of credit or public debt or equity markets.

Financing Activities

Our cash flow from financing activities generally relates to a use of cash for the purchases of our common stock and payments of dividends, offset by net borrowing activity and proceeds from the exercises of stock options. For the three months ended March 31, 2014 and 2013, we used cash totaling $152 million and $253 million, respectively, for financing activities, with the activity primarily attributable to the following:

•
Cash received from Knowles, net of cash distributed. In connection with the separation of Knowles from Dover, Knowles incurred $400.0 million of borrowings under its revolving credit and term loan facilities to finance as cash payment of $400.0 million to Dover immediately prior to the distribution in connection with Dover's contribution to Knowles of stock and assets relating to the businesses spun off with Knowles. Dover received net cash of $359.2 million upon separation, which reflects $40.8 million of cash held by Knowles at the time of distribution and retained by it in in connection with its separation from Dover. As a condition of the tax-free nature of the distribution as set forth by the related tax opinions, Dover utilized the net proceeds of $359.2 million from Knowles to pay down commercial paper and to repurchase shares of its common stock in the first quarter of 2014.

•
Treasury purchases. During the first quarter of 2014, the Company completed its November 2012 $1.0 billion stock repurchase program through an accelerated share repurchase transaction, whereby Dover paid $292.6 million to receive a variable number of shares. The number of shares repurchased through this transaction totaled 3.6 million. In May 2012, the Board of Directors renewed its standing authorization of the Company's share repurchase program, on terms consistent with its prior five-year authorization which expired at that time. The Company made no repurchases under this new authorization during the three months ended March 31, 2014. As of March 31, 2014, the approximate number of shares still available for repurchase under the May 2012 share repurchase authorization was 3.9 million. In the first quarter of 2013, the Company used $291.9 million to repurchase common stock.

•
Notes payable and long-term debt. Commercial paper and notes payable, net decreased $244.1 million as compared to the prior year period, as the Company utilized a portion of the aforementioned cash distribution to pay down commercial paper. The Company generally uses commercial paper borrowings for general corporate purposes, as well as the funding of acquisitions and repurchasing of its common stock.

•	Dividend payments. We paid $3.7 million more in dividends to common shareholders in the first quarter of 2014 as compared to the first quarter of the prior year.

•
Proceeds from the exercise of stock options. We received $9.9 million less in proceeds from employee exercises of stock options in the first quarter of 2014 period as compared to the first quarter of the prior year.

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

The following table reconciles our free cash flow to cash flow provided by operating activities:

	Three Months Ended March 31,
Free Cash Flow (dollars in thousands)	2014	2013
Cash flow provided by operating activities	$39,778	$57,713
Less: Capital expenditures	(33,402)	(26,326)
Free cash flow	$6,376	$31,387
Free cash flow as a percentage of revenue	0.3%	1.8%

For the three months ended March 31, 2014, we generated free cash flow of $6.4 million, representing 0.3% of revenue and 3.6% of net earnings from continuing operations, while continuing to make investments necessary to support our growth. Free cash flow generated during the period reflects typical seasonality.  Free cash flow in the first quarter of 2014 declined $25.0 million primarily due to $17.9 million lower cash from operating activities, which was driven by higher investments in working capital, lower income tax accruals, offset by lower incentive payouts. Additionally, higher capital expenditures of $7.1 million, primarily within the bearings & compression and refrigeration businesses, contributed to the lower free cash flow in the first quarter of 2014 relative to the prior year performance.

Net Debt to Net Capitalization

We utilize the net debt to net capitalization calculation (a non-GAAP measure) to assess our overall financial leverage and capacity and believe the calculation is useful to investors for the same reason. The following table provides a reconciliation of net debt to net capitalization to the most directly comparable GAAP measures:

Net Debt to Net Capitalization Ratio (dollars in thousands)	March 31, 2014	December 31, 2013
Current maturities of long-term debt	$2,795	$2,778
Commercial paper	74,300	226,500
Long-term debt	2,602,334	2,599,201
Total debt	2,679,429	2,828,479
Less: Cash and cash equivalents	(486,039)	(803,882)
Net debt	2,193,390	2,024,597
Add: Stockholders' equity	3,748,078	5,377,396
Net capitalization	$5,941,468	$7,401,993
Net debt to net capitalization	36.9%	27.4%

Our net debt to net capitalization ratio increased to 36.9% at March 31, 2014 from 27.4% at December 31, 2013. The increase in this ratio was driven primarily by the reduction in our net capitalization of $1.5 billion for the period due to the $1.4 billion distribution of Knowles, $292.6 million in share repurchases, and $64.0 million of dividends, offset by $160.1 million of current earnings. As described above, we also received a cash payment of $400.0 million from Knowles upon distribution on February 28, 2014, which was used to fund share repurchases and reduce commercial paper balances. Net debt increased $168.8 million during the period primarily due to a reduction in cash levels to fund acquisitions, dividend payments, and other general operating purposes.

We use commercial paper borrowings for general corporate purposes, including the funding of acquisitions and the repurchasing of our common stock.  We currently maintain an unsecured revolving credit facility with a syndicate of banks which permits borrowings up to $1 billion and expires on November 10, 2016.  This facility is used primarily as liquidity back-up for our commercial paper program.  We have not borrowed any funds under this facility nor do we anticipate doing so. If we were to draw down a loan, at our election, the loan would bear interest at a Eurodollar or Sterling rate based on LIBOR, plus an applicable margin ranging from 0.565% to 1.225% (subject to adjustment based on the rating accorded our senior unsecured debt by S&P and Moody’s) or at a base rate pursuant to a formula defined in the facility. Under this facility, we are required to maintain an interest coverage ratio of EBITDA to consolidated net interest expense of not less than 3.0 to 1.  We were in compliance with this covenant and our other long-term debt covenants at March 31, 2014 and had a coverage ratio of 12.5 to 1.  We are not aware of any potential impairment to our liquidity and expect to remain in compliance with all of our debt covenants.

We also have a current shelf registration statement filed with the SEC that allows for the issuance of additional debt securities that may be utilized in one or more offerings on terms to be determined at the time of the offering.  Net proceeds of any offering would be used for general corporate purposes, including repayment of existing indebtedness, capital expenditures and acquisitions.

At March 31, 2014, our cash and cash equivalents totaled $486.0 million, of which $436.9 million was held outside the United States. Cash and equivalents are invested in highly liquid investment-grade money market instruments and bank deposits with maturities of three months or less. We regularly invest cash in excess of near-term requirements in money market instruments or short-term investments, which consist of investment grade time deposits with original maturity dates at the time of purchase of no greater than three months.

In February 2013, we made a one-time, lump sum distribution of approximately $190.0 million from Luxembourg to the U.S. as a tax-free return of U.S. tax basis. If our cash held outside of the U.S. were to be repatriated, under current law, it would be subject to U.S. federal income taxes, less applicable foreign tax credits. However, our intent is to permanently reinvest these funds outside of the U.S. The cash that our foreign subsidiaries hold for indefinite reinvestment is generally used to finance foreign operations and investments, including acquisitions. It is not practicable to estimate the amount of tax that might be payable if some or all of such earnings were to be repatriated, and the amount of foreign tax credits that would be available to reduce or eliminate the resulting U.S. income tax liability. Management believes that it has sufficient liquidity to satisfy its cash needs, including its cash needs in the United States.

At March 31, 2014, we have an outstanding floating-to-floating cross currency swap agreement for a total notional amount of $50.0 million in exchange for CHF 65.1 million, which matures on October 15, 2015.  This transaction continues to hedge a portion of our net investment in CHF-denominated operations.  The agreement qualifies as a net investment hedge and the effective portion of the change in fair value is reported within the cumulative translation adjustment section of other comprehensive income.  The fair value at March 31, 2014 reflected a loss of $24.0 million due to the strengthening of the Swiss franc relative to the U.S. dollar over the term of this arrangement.

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

Goodwill

Accounting Standards Codification ("ASC") 350, “Intangibles - Goodwill and Other Intangibles” provides guidance on an entity's subsequent measurement and subsequent recognition of goodwill and other intangibles, including subsequent changes to carrying amounts, including impairment and fair value adjustments. In accordance with the guidance set forth in ASC 350, and in connection with the realignment of its businesses, the Company reallocated goodwill among its reporting units based on the current relative fair value and tested goodwill for impairment in the first quarter of 2014. The Company concluded that no impairment indicators exist. Additionally, due to the separation of Knowles in the first quarter of 2014, the Company was required to reallocate a portion of its goodwill from continuing operations to a reporting unit included in the Knowles distribution. The reallocation of $19.7 million of goodwill was determined using a relative fair value approach.

Recent Accounting Standards

See Part 1, Notes to Unaudited Condensed Consolidated Financial Statements, Note 19 Recent Accounting Standards.  The adoption of recent accounting standards as included in Note 19 Recent Accounting Standards in the unaudited Condensed Consolidated Financial Statements has not had and is not expected to have a significant impact on our revenue, earnings or liquidity.

Special Notes Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q, especially “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, contains “forward-looking” statements within the meaning of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. Such statements relate to, among other things, operating and strategic plans, income earnings, cash flows, changes in operations, operating improvements, industries in which Dover businesses operate and the U.S. and global economies. Statements in this Quarterly Report on Form 10-Q that are not historical are hereby identified as “forward-looking statements” and may be indicated by words or phrases such as “anticipates,” “expects,” “believes,” “indicates,” “suggests,” “will,” “plans,” “supports,” “projects,” “should,” “would,” “could,” “forecast,” and “management is of the opinion,” or the use of the future tense and similar words or phrases. Forward-looking statements are subject to inherent risks and uncertainties that could cause actual results to differ materially from current expectations including, but not limited to, the state of the worldwide economy and sovereign credit; political events; the impact of natural disasters and their effect on global supply chains and energy markets; current economic conditions and uncertainties in the credit and capital markets; instability in countries where Dover conducts business; the ability of Dover’s businesses to expand into new geographic markets and to anticipate and meet customer demands for new products; increased competition and pricing pressures in the markets served by Dover’s businesses; the terms and timing of the sale of any business in discontinued operations; the impact of loss of a single-source manufacturing facility; changes in customer demand or loss of a significant customer; the relative mix of products and services which impacts margins and operating efficiencies; short-term capacity constraints; increases in the cost of raw materials; domestic and foreign governmental and public policy changes including environmental regulations, conflict minerals disclosure requirements, and tax policies

(including domestic and international export subsidy programs, R&E credits and other similar programs); protection and validity of patent and other intellectual property rights; the ability to identify and successfully consummate value-adding acquisition opportunities; the Company’s ability to achieve expected savings from integration, synergy and other cost-control initiatives; unforeseen developments in contingencies such as litigation; international economic conditions including interest rate and currency exchange rate fluctuations; possible future terrorist threats and their effect on the worldwide economy; and a downgrade in Dover’s credit ratings. Readers are cautioned not to place undue reliance on such forward-looking statements. These forward-looking statements speak only as of the date made. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.
The Company may, from time to time, make available financial or other information on its Internet website, www.dovercorporation.com, and may utilize such postings to satisfy its Regulation FD disclosure obligations. The Internet address is for informational purposes only and is not intended for use as a hyperlink. The Company is not incorporating any material on its website into this report.
Non-GAAP Disclosures

In an effort to provide investors with additional information regarding our results as determined by generally accepted accounting principles (GAAP), we also disclose non-GAAP information that we believe provides useful information to investors. Free cash flow, net debt, total debt, net capitalization, the net debt to net capitalization ratio, adjusted working capital, earnings adjusted for non-recurring items, effective tax rate adjusted for discrete and other items, revenue excluding the impact of changes in foreign currency exchange rates and organic revenue growth are not financial measures under GAAP and should not be considered as a substitute for cash flows from operating activities, debt or equity, earnings, revenue or working capital as determined in accordance with GAAP, and they may not be comparable to similarly titled measures reported by other companies.  We believe the (1) net debt to net capitalization ratio and (2) free cash flow are important measures of operating performance and liquidity. Net debt to net capitalization is helpful in evaluating our capital structure and the amount of leverage we employ. Free cash flow provides both management and investors a measurement of cash generated from operations that is available to fund acquisitions, pay dividends, repay debt and repurchase our common stock.  Reconciliations of free cash flow, total debt and net debt can be found above in this Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations. We believe that reporting our effective tax rate adjusted for discrete and other items is useful to management and investors as it facilitates comparisons of our ongoing tax rate to prior and future periods and our peers. We believe that reporting adjusted working capital (also sometimes called “working capital”), which is calculated as accounts receivable, plus inventory, less accounts payable, provides a meaningful measure of our operational results by showing the changes caused solely by revenue.  We believe that reporting adjusted working capital and revenues at constant currency, which excludes the positive or negative impact of fluctuations in foreign currency exchange rates, provides a meaningful measure of our operational changes, given the global nature of our businesses. We believe that reporting organic or core revenue growth, which excludes the impact of foreign currency exchange rates and the impact of acquisitions, provides a useful comparison of our revenue performance and trends between periods.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There has been no significant change in our exposure to market risk during the three months ended March 31, 2014. For a discussion of our exposure to market risk, refer to Item 7A, Quantitative and Qualitative Disclosures about Market Risk, contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

Item 4. Controls and Procedures

At the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2014.

During the first quarter of 2014, there were no changes in the Company’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. In making its assessment of changes in internal control over financial reporting as of March 31, 2014, management has excluded all companies acquired in purchase business combinations during the twelve months ended March 31, 2014.  The Company is currently assessing the control environments of these acquisitions.  These companies are wholly-owned by the Company and their total revenue for the three months ended March 31, 2014 represents approximately 2.3% of the Company’s consolidated revenue for the same period. Their excluded assets represent approximately 1.9% of the Company’s consolidated assets at March 31, 2014.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

See Part I, Notes to unaudited Condensed Consolidated Financial Statements, Note 13 Commitments and Contingent Liabilities.

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 ("Form 10-K").

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable.

(b)	Not applicable.

(c)	The table below presents shares of Dover stock that we acquired during the quarter.

				Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased under the Plans or Programs (2)
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	May 2012 Program	November 2012 Program
January 1 to January 31	—	$—	—	3,908,289	$292,565
February 1 to February 28	—	—	—	3,908,289	292,565
March 1 to March 31	3,596,980	81.06	3,596,980	3,908,289	—
For the First Quarter	3,596,980	$81.06	3,596,980	3,908,289	$—

(1)
In May 2012, the Board of Directors renewed its standing authorization of the Company's share repurchase program, on terms consistent with its prior five-year authorization which expired at that time. This renewal authorizes the repurchase of up to 10,000,000 shares of the Company's common stock during the five-year period ending May 2017. We did not make any repurchases under this program during the first quarter. Additionally, in November 2012, the Board of Directors approved a $1 billion share repurchase program authorizing repurchases of Dover's common stock over the following 12 to 18 months. All shares repurchased during the first quarter were acquired under the November 2012 program.

(2)
As of March 31, 2014, the number of shares still available for repurchase under the May 2012 share repurchase authorization was 3,908,289. We utilized $292,565 of the November 2012 share repurchase authorization in the first quarter of 2014, which completed this program.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

2.1
Separation and Distribution Agreement, dated February 28, 2014, by and between Dover Corporation and Knowles Corporation, filed as Exhibit 2.1 to the Company's Current Report on Form 8-K filed March 3, 2014 (SEC File No. 001-04018), is incorporated by reference.

3(i)(a)	Certificate of Correction to Restated Certificate of Incorporation, dated February 28, 2014

10.1
Employee Matters Agreement, dated February 28, 2014, by and between Dover Corporation and Knowles Corporation, filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed March 3, 2014 (SEC File No. 001-04018), is incorporated by reference.

10.2
Tax Matters Agreement, dated February 28, 2014, by and between Dover Corporation and Knowles Corporation, as filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed March 3, 2014 (SEC File No. 001-04018), is incorporated by reference.

10.3	Form of Performance Share Award Letter under the Dover Corporation 2012 Equity and Cash Incentive Plan*

10.4	Form of Restricted Stock Unit Award Letter under the Dover Corporation 2012 Equity and Cash Incentive Plan*

10.5	Form of SSAR Award Letter under the Dover Corporation 2012 Equity and Cash Incentive Plan*

31.1	Certificate pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, signed and dated by Brad M. Cerepak.

31.2	Certificate pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, signed and dated by Robert A. Livingston.

32	Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed and dated by Robert A. Livingston and Brad M. Cerepak.

101
The following materials from Dover Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 formatted in XBRL (eXtensible Business Reporting Language):  (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Statements of Comprehensive Earnings, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statement of Shareholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements.

* Executive compensation plan or arrangement

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report on Form
10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

DOVER CORPORATION

Date:	April 17, 2014	/s/ Brad M. Cerepak
Brad M. Cerepak,
Senior Vice President & Chief Financial Officer
(Principal Financial Officer)

Date:	April 17, 2014	/s/ Raymond T. McKay Jr.
Raymond T. McKay, Jr.,
Vice President, Controller
(Principal Accounting Officer)

EXHIBIT INDEX

2.1
Separation and Distribution Agreement, dated February 28, 2014, by and between Dover Corporation and Knowles Corporation, filed as Exhibit 2.1 to the Company's Current Report on Form 8-K filed March 3, 2014 (SEC File No. 001-04018), is incorporated by reference.

3(i)(a)	Certificate of Correction to Restated Certificate of Incorporation, dated February 28, 2014

10.1
Employee Matters Agreement, dated February 28, 2014, by and between Dover Corporation and Knowles Corporation, filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed March 3, 2014 (SEC File No. 001-04018), is incorporated by reference.

10.2
Tax Matters Agreement, dated February 28, 2014, by and between Dover Corporation and Knowles Corporation, as filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed March 3, 2014 (SEC File No. 001-04018), is incorporated by reference.

10.3	Form of Performance Share Award Letter under the Dover Corporation 2012 Equity and Cash Incentive Plan*

10.4	Form of Restricted Stock Unit Award Letter under the Dover Corporation 2012 Equity and Cash Incentive Plan*

10.5	Form of SSAR Award Letter under the Dover Corporation 2012 Equity and Cash Incentive Plan*

31.1	Certificate pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, signed and dated by Brad M. Cerepak.

31.2	Certificate pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, signed and dated by Robert A. Livingston.

32	Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed and dated by Robert A. Livingston and Brad M. Cerepak.

101
The following materials from Dover Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 formatted in XBRL (eXtensible Business Reporting Language):  (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Statements of Comprehensive Earnings, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statement of Shareholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements.

* Executive compensation plan or arrangement