Form 10-Q
period 2014-06-30
DOVER Corp
filed 2014-07-17
CIK 29905

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

or

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

The number of shares outstanding of the Registrant’s common stock as of July 10, 2014 was 166,549,412.

Dover Corporation
Form 10-Q

Item 1. Financial Statements

DOVER CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(in thousands, except per share figures)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenue	$2,047,738	$1,932,411	$3,932,385	$3,696,388
Cost of goods and services	1,251,321	1,176,593	2,399,759	2,258,952
Gross profit	796,417	755,818	1,532,626	1,437,436
Selling and administrative expenses	456,115	435,620	908,397	852,057
Operating earnings	340,302	320,198	624,229	585,379
Interest expense, net	31,967	30,232	64,632	60,516
Other (income) expense, net	(6,042)	1,647	(5,686)	(1,242)
Earnings before provision for income taxes and discontinued operations	314,377	288,319	565,283	526,105
Provision for income taxes	96,934	30,261	171,516	100,834
Earnings from continuing operations	217,443	258,058	393,767	425,271
(Loss) earnings from discontinued operations, net	(3,484)	71,991	(19,670)	114,781
Net earnings	$213,959	$330,049	$374,097	$540,052

Earnings per share from continuing operations:
Basic	$1.31	$1.51	$2.34	$2.47
Diluted	$1.29	$1.49	$2.31	$2.44

(Loss) earnings per share from discontinued operations:
Basic	$(0.02)	$0.42	$(0.12)	$0.67
Diluted	$(0.02)	$0.42	$(0.12)	$0.66

Net earnings per share:
Basic	$1.29	$1.93	$2.23	$3.13
Diluted	$1.27	$1.91	$2.19	$3.10

Dividends paid per common share	$0.375	$0.35	$0.75	$0.70

See Notes to Condensed Consolidated Financial Statements

DOVER CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Net earnings	$213,959	$330,049	$374,097	$540,052

Other comprehensive earnings (loss), net of tax
Foreign currency translation adjustments:
Foreign currency translation gains (losses) during period	10,971	(2,440)	(6,402)	(42,195)
Reclassification of foreign currency translation losses to earnings upon sale of subsidiaries	—	—	—	2,905
Total foreign currency translation	10,971	(2,440)	(6,402)	(39,290)

Pension and other postretirement benefit plans:
Amortization of actuarial losses included in net periodic pension cost	1,443	3,897	2,885	7,754
Amortization of prior service costs included in net periodic pension cost	1,392	1,435	2,784	2,850
Total pension and other postretirement benefit plans	2,835	5,332	5,669	10,604

Changes in fair value of cash flow hedges:
Unrealized net gains (losses) arising during period	79	(287)	(395)	94
Net (gains) losses reclassified into earnings	(50)	88	(189)	88
Total cash flow hedges	29	(199)	(584)	182

Other	745	247	619	165

Other comprehensive earnings (loss)	14,580	2,940	(698)	(28,339)

Comprehensive earnings	$228,539	$332,989	$373,399	$511,713

See Notes to Condensed Consolidated Financial Statements.

DOVER CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)

	June 30, 2014	December 31, 2013
Current assets:
Cash and cash equivalents	$547,388	$803,882
Receivables, net of allowances of $19,146 and $18,677	1,303,431	1,133,694
Inventories, net	890,606	777,830
Prepaid and other current assets	101,365	63,747
Deferred tax assets	60,739	63,935
Total current assets	2,903,529	2,843,088
Property, plant and equipment, net	821,589	818,863
Goodwill	3,350,687	3,280,993
Intangible assets, net	1,279,558	1,294,177
Other assets and deferred charges	231,827	197,243
Assets of discontinued operations	207,884	2,432,286
Total assets	$8,795,074	$10,866,650

Current liabilities:
Notes payable and current maturities of long-term debt	$50,749	$229,278
Accounts payable	625,513	548,715
Accrued compensation and employee benefits	226,349	273,404
Accrued insurance	98,925	92,600
Other accrued expenses	227,540	228,985
Federal and other taxes on income	2,624	49,661
Total current liabilities	1,231,700	1,422,643
Long-term debt	2,596,344	2,599,201
Deferred income taxes	503,792	485,344
Other liabilities	460,882	477,748
Liabilities of discontinued operations	105,730	504,318
Stockholders' equity:
Total stockholders' equity	3,896,626	5,377,396
Total liabilities and stockholders' equity	$8,795,074	$10,866,650

See Notes to Condensed Consolidated Financial Statements

DOVER CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)
(unaudited)

	Common Stock $1 Par Value	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Earnings (Loss)	Treasury Stock	Total Stockholders' Equity
Balance at December 31, 2013	$255,320	$871,575	$7,954,536	$67,723	$(3,771,758)	$5,377,396
Net earnings	—	—	374,097	—	—	374,097
Dividends paid	—	—	(126,430)	—	—	(126,430)
Separation of Knowles Corporation	—	—	(1,397,260)	(26,695)	—	(1,423,955)
Common stock issued for the exercise of stock options and SARs	436	(15,006)	—	—	—	(14,570)
Tax benefit from the exercise of stock options and SARs	—	11,944	—	—	—	11,944
Share-based compensation expense	—	16,413	—	—	—	16,413
Common stock acquired	—	(983)	—	—	(316,588)	(317,571)
Other comprehensive loss, net of tax	—	—	—	(698)	—	(698)
Balance at June 30, 2014	$255,756	$883,943	$6,804,943	$40,330	$(4,088,346)	$3,896,626

Preferred Stock: $100 par value per share; 100,000 shares authorized; no shares issued.

See Notes to Condensed Consolidated Financial Statements

DOVER CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2014	2013
Operating Activities of Continuing Operations
Net earnings	$374,097	$540,052

Adjustments to reconcile net earnings to cash from operating activities:
Loss (earnings) from discontinued operations, net	19,670	(114,781)
Depreciation and amortization	157,592	142,511
Share-based compensation	16,413	16,303
Cash effect of changes in assets and liabilities:
Accounts receivable	(162,524)	(193,586)
Inventories	(97,263)	(37,130)
Prepaid expenses and other assets	(7,334)	(9,929)
Accounts payable	58,725	66,158
Accrued compensation and employee benefits	(58,617)	(71,645)
Accrued expenses and other liabilities	6,274	(8,355)
Accrued and deferred taxes, net	(52,440)	(25,951)
Other, net	(17,119)	3,454
Net cash provided by operating activities of continuing operations	237,474	307,101

Investing Activities of Continuing Operations
Additions to property, plant and equipment	(77,326)	(58,343)
Acquisitions (net of cash and cash equivalents acquired)	(143,087)	(69,017)
Proceeds from the sale of property, plant and equipment	1,908	7,871
Proceeds from the sale of businesses	4,482	3,756
Other	(21,766)	3,051
Net cash used in investing activities of continuing operations	(235,789)	(112,682)

Financing Activities of Continuing Operations
Cash received from Knowles Corporation, net of cash distributed	359,197	—
Purchase of common stock	(317,571)	(351,112)
Net proceeds from exercise of share-based awards, including tax benefits	(2,626)	4,976
Dividends paid to stockholders	(126,430)	(120,238)
Change in commercial paper and notes payable, net	(178,500)	55,043
Reduction of long-term debt	(45)	(25)
Net cash used in financing activities of continuing operations	(265,975)	(411,356)

Cash Flows from Discontinued Operations
Net cash provided by operating activities of discontinued operations	23,147	78,413
Net cash used in investing activities of discontinued operations	(13,596)	(44,017)
Net cash provided by discontinued operations	9,551	34,396

Effect of exchange rate changes on cash and cash equivalents	(1,755)	(11,585)

Net decrease in cash and cash equivalents	(256,494)	(194,126)
Cash and cash equivalents at beginning of period	803,882	800,076
Cash and cash equivalents at end of period	$547,388	$605,950

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

During the first quarter of 2014, the Company announced the realignment of its businesses into a new segment structure, consisting of four segments, organized around its key end markets to better focus on growth strategies. See Note 16 Segment Information for additional information about the new segments, including segment results for the three and six months ended June 30, 2014 and 2013.

As discussed in Note 4 Discontinued Operations, the Company is reporting a business held for sale as discontinued operations at June 30, 2014. Therefore, the Company has classified the results of operations of this business as discontinued operations for all periods presented. In addition, as described in Note 2 Spin-Off of Knowles Corporation below, the historical results of Knowles, including the results of operations, cash flows, and related assets and liabilities have been reclassified to discontinued operations for all periods presented herein.

It is the opinion of management that these financial statements reflect all adjustments necessary for a fair statement of the interim results.  The results of operations of any interim period are not necessarily indicative of the results of operations for the full year.

2. Spin-off of Knowles Corporation ("Knowles")

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

In addition to the net assets reflected above, the Company also allocated approximately $26,695 of accumulated other comprehensive earnings to Knowles, relating primarily to foreign currency translation gains, offset by unrecognized losses on pension obligations. Also, the Company was required to reallocate a portion of its goodwill from continuing operations to a reporting unit included in

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)

the Knowles distribution. The reallocation of $19,749 of goodwill was determined using a relative fair value approach. See Note 7 Goodwill and Other Intangible Assets for additional information.

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

3. Acquisitions

The following acquisitions were made during the six months ended June 30, 2014.

2014 Acquisitions
Date	Type	Company / Product Line Acquired	Location (Near)	Segment
January 1	Stock	Heidelberg CSAT GmbH	Germany	Engineered Systems
Manufacturer of digital printing systems that are installed in-packaging-line for the identification of pharmaceutical and medical products.

February 3	Stock	MS Printing Solutions	Italy	Engineered Systems
Manufacturer of innovative digital ink jet printing systems for the textile and specialty material industries.

June 11	Asset	Timberline Manufacturing Company	Beaumont, Texas	Energy
Manufacturer of chemical injection and metering solutions for oil and gas producers.

The Company acquired these businesses in three separate transactions for net cash consideration of $143,087. The following presents the allocation of acquisition cost to the assets acquired and liabilities assumed, based on their estimated fair values:

Current assets, net of cash acquired	$30,281
Property, plant and equipment	1,550
Goodwill	83,162
Intangible assets	60,300
Current liabilities	(18,048)
Non-current liabilities	(14,158)
Net assets acquired	$143,087

The amounts assigned to goodwill and major intangible asset classifications for the 2014 acquisitions are as follows:

	Amount allocated	Useful life (in years)
Goodwill - Tax deductible	$10,755	na
Goodwill - Non deductible	72,407	na
Customer intangibles	38,697	10
Trademarks	8,462	14
Technology	2,767	10
Other intangibles	10,374	7
	$143,462

The businesses were acquired to complement and expand upon existing operations within the Energy Segment and the Printing & Identification platform of the Engineered Systems segment. The goodwill identified by these acquisitions reflects the benefits expected to be derived from product line expansion and operational synergies.  Upon consummation of the acquisitions, each of these entities is now wholly-owned by Dover.

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

The unaudited condensed consolidated statements of earnings include the results of these businesses from the dates of acquisition.  The aggregate revenue of the 2014 acquisitions included in the Company’s consolidated revenue totaled $20,800 and $36,400 for the three and six months ended June 30, 2014, respectively. The aggregate earnings of the 2014 acquisitions included in the Company’s consolidated earnings totaled $2,400 and $2,600 for the three and six months ended June 30, 2014, respectively.

Pro Forma Information

The following unaudited pro forma information illustrates the effect on the Company’s revenue and earnings from continuing operations for the three and six months ended June 30, 2014 and 2013, assuming that the 2014 and 2013 acquisitions had taken place at the beginning of the prior year. As a result, the supplemental pro forma earnings for the three and six months ended June 30, 2014 reflect adjustments to earnings from continuing operations as reported in the Unaudited Condensed Consolidated Statements of Earnings to exclude $161 and $1,109 for nonrecurring expense related to the fair value adjustments to acquisition-date inventory (after-tax) and $421 and $1,557 of acquisition-related costs (after tax) and to reflect such items in 2013. The 2014 and 2013 supplemental pro forma earnings are also adjusted to reflect the comparable impact of additional depreciation and amortization expense (net of tax) resulting from the fair value measurement of tangible and intangible assets relating to 2014 and 2013 acquisitions.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenue from continuing operations:
As reported	$2,047,738	$1,932,411	$3,932,385	$3,696,388
Pro forma	2,050,410	1,993,941	3,942,186	3,825,825
Earnings from continuing operations:
As reported	$217,443	$258,058	$393,767	$425,271
Pro forma	218,407	259,875	397,402	425,209
Basic earnings per share from continuing operations:
As reported	$1.31	$1.51	$2.34	$2.47
Pro forma	1.31	1.52	2.36	2.47
Diluted earnings per share from continuing operations:
As reported	$1.29	$1.49	$2.31	$2.44
Pro forma	1.29	1.50	2.33	2.44

4. Discontinued Operations

The results of discontinued operations for the six months ended June 30, 2014 and the three and six months ended June 30, 2013 include the historical results of Knowles prior to its distribution on February 28, 2014. The six months ended June 30, 2014 and 2013 included costs incurred by Dover to complete the spin-off of Knowles totaling $26,728 and $3,322, respectively. See also Note 2 Spin-off of Knowles Corporation.

Additionally, the results of discontinued operations reflect the net earnings of certain non-core businesses serving the electronic assembly and test markets that are either held for sale or have been previously sold. The Company completed the sale of one of these businesses, Everett Charles Technologies ("ECT") in the fourth quarter of 2013. Subsequent to June 30, 2014, the Company completed the sale of the remaining business, DEK International. See Note 20 Subsequent Events for additional information related to this transaction. The Company recorded a loss of $7,201 in the second quarter of 2014 to write down the carrying value of this business to fair value, based on estimated net proceeds.

Earnings from discontinued operations for the three and six months ended June 30, 2014 include an after-tax gain of $3,028 on the sale of ECT upon receipt of a working capital settlement of $4,482 in the second quarter. Earnings from discontinued operations for the three and six months ended June 30, 2013 include a goodwill impairment charge of $54,532 ($44,188 after tax) to write down the carrying value of ECT to its estimated fair value at the time, based on the current sales price. Additionally, the Company recognized a benefit of $25,520 in the second quarter of 2013 as a result of the elimination of certain deferred tax liabilities in connection with a change in the expected manner of disposing of the electronic test and assembly businesses.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)

The benefit from income taxes for the three and six months ended June 30, 2013 includes $42,688 and $52,454, respectively, of discrete tax benefits principally related to the conclusion of certain federal, state, and international tax audits.

Summarized results of the Company’s discontinued operations are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenue	$38,069	$412,268	$239,237	$775,750

Loss on sale and impairments, net of tax	(4,173)	(18,668)	(4,173)	(18,668)

Earnings (loss) from operations before taxes	1,375	42,150	(15,763)	76,649
(Provision for) benefit from income taxes	(686)	48,509	266	56,800
Earnings (loss) from operations, net of tax	689	90,659	(15,497)	133,449

(Loss) earnings from discontinued operations, net of tax	$(3,484)	$71,991	$(19,670)	$114,781

Assets and liabilities of discontinued operations are summarized below:

	June 30, 2014	December 31, 2013
Assets of Discontinued Operations:
Accounts receivable	$24,840	$346,486
Inventories, net	21,775	166,948
Prepaid and other current assets	7,900	79,356
Total current assets	54,515	592,790
Property, plant and equipment, net	3,436	370,586
Goodwill and intangible assets, net	145,859	1,425,909
Other assets and deferred charges	4,074	43,001
Total assets	$207,884	$2,432,286

Liabilities of Discontinued Operations:
Accounts payable	$31,204	$252,605
Other current liabilities	20,958	99,009
Total current liabilities	52,162	351,614
Deferred income taxes	18,293	78,723
Other liabilities	35,275	73,981
Total liabilities	$105,730	$504,318

At June 30, 2014, the assets and liabilities of discontinued operations relate primarily to the one remaining business classified as held for sale. In addition, amounts include tax-related accruals and unrecognized benefits, as well as other accruals for compensation, legal, environmental, and warranty contingencies, relating to businesses that were sold in prior years, none of which are individually significant. At December 31, 2013, these balances also reflect the historical assets and liabilities of Knowles, which was spun off in the first quarter of 2014.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)

5. Inventories, net

	June 30, 2014	December 31, 2013
Raw materials	$394,349	$361,880
Work in progress	174,397	145,789
Finished goods	453,540	400,281
Subtotal	1,022,286	907,950
Less reserves	(131,680)	(130,120)
Total	$890,606	$777,830

6. Property, Plant and Equipment, net

	June 30, 2014	December 31, 2013
Land	$58,063	$58,407
Buildings and improvements	558,264	536,143
Machinery, equipment and other	1,737,028	1,696,070
	2,353,355	2,290,620
Less accumulated depreciation	(1,531,766)	(1,471,757)
Total	$821,589	$818,863

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

Additionally, due to the separation of Knowles in the first quarter of 2014, the Company was required to reallocate a portion of its goodwill from continuing operations to a reporting unit included in the Knowles distribution, and therefore reported within discontinued operations. The reallocation of $19,749 of goodwill was determined using a relative fair value approach.

The following table provides the changes in carrying value of goodwill by segment for the six months ended June 30, 2014:

	Energy	Engineered Systems	Fluids	Refrigeration & Food Equipment	Total
Balance at December 31, 2013	$727,972	$1,374,036	$721,577	$457,408	$3,280,993
Reallocation due to business realignment	—	8,995	(117,419)	108,424	—
Reallocation due to Knowles separation	—	(19,749)	—	—	(19,749)
Acquisitions	10,755	72,407	—	—	83,162
Purchase price adjustments	(395)	—	6,452	—	6,057
Foreign currency translation and other	2,756	(625)	(1,648)	(259)	224
Balance at June 30, 2014	$741,088	$1,435,064	$608,962	$565,573	$3,350,687

During the six months ended June 30, 2014, the Company recorded adjustments totaling $6,057 to goodwill relating to the finalization of the purchase price allocation to assets acquired and liabilities assumed for the 2013 acquisitions. The Company will continue to refine its estimates of fair value to allocate the purchase price more accurately; however, any such revisions are not expected to be significant.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)

The following table provides the gross carrying value and accumulated amortization for each major class of intangible asset:

	June 30, 2014		December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Trademarks	$135,967	$39,955	$126,634	$34,232
Patents	158,653	108,157	154,236	102,804
Customer Intangibles	1,317,420	491,242	1,288,483	433,179
Unpatented Technologies	90,668	41,305	80,483	35,891
Drawings & Manuals	38,706	12,095	41,800	10,462
Distributor Relationships	72,514	37,345	72,514	35,447
Other	48,735	22,861	33,832	21,664
Total	1,862,663	752,960	1,797,982	673,679
Unamortized intangible assets:
Trademarks	169,855		169,874
Total intangible assets, net	$1,279,558		$1,294,177

Amortization expense totaled $39,621 and $34,549 for the three months ended June 30, 2014 and 2013, respectively. For the six months ended June 30, 2014 and 2013, amortization expense was $79,829 and $68,540, respectively.

8. Restructuring Activities

The following table details restructuring charges incurred by segment for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Energy	$1,419	$1,126	$1,490	$1,126
Engineered Systems	1,291	1,016	3,211	692
Fluids	(367)	116	538	326
Refrigeration & Food Equipment	10	1,713	10	3,865
Corporate	648	—	1,157	—
Total	$3,001	$3,971	$6,406	$6,009

These amounts are classified in the unaudited Condensed Consolidated Statements of Earnings as follows:

Cost of goods and services	$1,917	$3,188	$2,769	$4,998
Selling and administrative expenses	1,084	783	3,637	1,011
Total	$3,001	$3,971	$6,406	$6,009

The restructuring expenses of $3,001 and $6,406 incurred in the three and six months ended June 30, 2014, respectively, related to restructuring programs initiated during 2014 and 2013. These programs are designed to better align the Company's operations with current market conditions through targeted facility consolidations, headcount reductions and other measures to further optimize operations. The Company currently expects full-year 2014 restructuring expenses of approximately $10.0 million to $20.0 million related to these programs. We expect the programs currently underway to be substantially completed in the next twelve to eighteen months.

The $3,001 of restructuring charges incurred during the second quarter of 2014 included the following items:

•	The Energy segment incurred restructuring charges of $1,419 related principally to a facility consolidation in its businesses serving the compression markets.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)

•
The Engineered Systems segment recorded $1,291 of restructuring charges relating to facility consolidations within the Industrials platform, as well as actions taken to optimize costs related to research and engineering and administrative functions within the Printing & Identification platform.

•
Corporate restructuring charges of $648 resulted from the Company's decision to realign its businesses into a new segment structure in the first quarter of 2014 following the spin-off of Knowles. Nonrecurring charges related to this realignment, primarily severance expense, are not expected to be significant in total.

The following table details the Company’s severance and other restructuring accrual activity:

	Severance	Exit	Total
Balance at December 31, 2013	$2,918	$2,466	$5,384
Restructuring charges	2,179	4,226	6,405
Payments	(3,448)	(4,465)	(7,913)
Other, including foreign currency	(50)	(140)	(190)
Balance at June 30, 2014	$1,599	$2,087	$3,686

The accrual balance at June 30, 2014 primarily reflects restructuring plans initiated during the year, as well as ongoing lease commitment obligations for facilities closed in earlier periods.

9. Borrowings

Borrowings consist of the following:

	June 30, 2014	December 31, 2013
Short-term
Current portion of long-term debt	$2,749	$2,778
Commercial paper	48,000	226,500
	$50,749	$229,278

	June 30, 2014	December 31, 2013
Long-term
4.875% 10-year notes due October 15, 2015	$299,737	$299,638
5.45% 10-year notes due March 15, 2018	348,763	348,598
2.125% 7-year notes due December 1, 2020 (euro-denominated)	408,191	411,500
4.30% 10-year notes due March 1, 2021	449,826	449,813
6.65% 30-year debentures due June 1, 2028	199,500	199,483
5.375% 30-year debentures due October 15, 2035	296,605	296,526
6.60% 30-year notes due March 15, 2038	247,903	247,859
5.375% 30-year notes due March 1, 2041	345,750	345,671
Other	2,818	2,891
Total long-term debt	2,599,093	2,601,979
Less current installments	(2,749)	(2,778)
	$2,596,344	$2,599,201

The Company maintains a $1.0 billion unsecured revolving credit facility that expires on November 10, 2016.  The Company primarily uses this facility as liquidity back-up for its commercial paper program and has not drawn down any loans under the $1.0 billion facility and does not anticipate doing so. The Company generally uses commercial paper borrowings for general corporate purposes, funding of acquisitions and the repurchases of its common stock. Under the credit facility, the Company is required to maintain an interest coverage ratio of EBITDA to consolidated net interest expense of not less than 3.0 to 1.  The Company was in compliance with this covenant and its other long-term debt covenants at June 30, 2014, and it expects to remain in compliance with all of its debt covenants.

On December 4, 2013, the Company issued €300.0 million of 2.125% euro-denominated notes due 2020. The proceeds of $403,776 from the sale of the notes, net of discounts and issuance costs, were used to repay commercial paper.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)

Interest expense and interest income for the three and six months ended June 30, 2014 and 2013 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Interest expense	$32,940	$30,986	$66,641	$61,858
Interest income	(973)	(754)	(2,009)	(1,342)
Interest expense, net	$31,967	$30,232	$64,632	$60,516

Letters of Credit

As of June 30, 2014, the Company had approximately $160,967 outstanding in letters of credit and guarantees with financial institutions, which expire at various dates in the last quarter of 2014 through 2020. These letters of credit are primarily maintained as security for insurance, warranty, and other performance obligations.

10. Financial Instruments

Derivatives

The Company is exposed to market risk for changes in foreign currency exchange rates due to the global nature of its operations and certain commodity risks. In order to manage these risks the Company has hedged portions of its forecasted sales and purchases that occur within the next twelve months and are denominated in non-functional currencies, with currency forward or collar contracts designated as cash flow hedges. At June 30, 2014 and December 31, 2013, the Company had contracts with U.S. dollar equivalent notional amounts of $18,456 and $33,216, respectively, to exchange foreign currencies, principally the U.S. dollar, Canadian dollar, euro, and pound sterling. The Company believes it is probable that all forecasted cash flow transactions will occur.

In addition, the Company had outstanding contracts with a total notional amount of $49,374 and $104,688 at June 30, 2014 and December 31, 2013, respectively, that are not designated as hedging instruments. These instruments are used to reduce the Company's exposure for operating receivables and payables that are denominated in non-functional currencies.

The Company also has an outstanding floating-to-floating cross currency swap agreement for a total notional amount of $50,000 in exchange for CHF 65,100, which expires on October 15, 2015. This transaction continues to hedge a portion of the Company’s net investment in CHF-denominated operations. The agreement qualifies as a net investment hedge and the effective portion of the change in fair value is reported within the cumulative translation adjustment section of other comprehensive income. The fair values at June 30, 2014 and December 31, 2013 reflected losses of $23,740 and $23,716, respectively, due to the strengthening of the Swiss franc relative to the U.S. dollar over the term of the arrangement.

The following table sets forth the fair values of derivative instruments held by the Company as of June 30, 2014 and December 31, 2013 and the balance sheet lines in which they are recorded:

	Fair Value Asset (Liability)
	June 30, 2014	December 31, 2013	Balance Sheet Caption
Foreign currency forward / collar contracts	$344	$879	Prepaid / Other assets
Foreign currency forward / collar contracts	(136)	(168)	Other accrued expenses
Net investment hedge - cross currency swap	(23,740)	(23,716)	Other liabilities

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)

Additionally, the Company has designated the €300.0 million of euro-denominated notes issued December 4, 2013 as a hedge of a portion of its net investment in euro-denominated operations. Due to the high degree of effectiveness between the hedging instruments and the exposure being hedged, fluctuations in the U.S. dollar value of the euro-denominated debt due to exchange rate changes are offset by changes in the net investment. Accordingly, changes in the value of the euro-denominated debt are recognized in the cumulative translation adjustment section of other comprehensive income to offset changes in the U.S. dollar value of the net investment in euro-denominated operations. The gain recognized from the euro net investment hedge in other comprehensive income totaled $3,365 ($2,187 after tax) for the six months ended June 30, 2014.

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

The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2014 and December 31, 2013:

	June 30, 2014			December 31, 2013
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets:
Foreign currency cash flow hedges	$—	$344	$—	$—	$879	$—
Liabilities:
Foreign currency cash flow hedges	—	136	—	—	168	—
Net investment hedge derivative	—	23,740	—	—	23,716	—

In addition to fair value disclosure requirements related to financial instruments carried at fair value, accounting standards require interim disclosures regarding the fair value of all of the Company’s financial instruments.

The estimated fair value of long-term debt at June 30, 2014 and December 31, 2013 was $2,989,605 and $2,872,454, respectively, compared to the carrying value of $2,599,093 and $2,601,979, respectively. The estimated fair value of long-term debt is based on quoted market prices for similar instruments and is, therefore, classified as Level 2 within the valuation hierarchy.

The carrying values of cash and cash equivalents, trade receivables, accounts payable, and notes payable are reasonable estimates of their fair values as of June 30, 2014 and December 31, 2013 due to the short-term nature of these instruments.

11. Income Taxes

The effective tax rates for continuing operations for the three and six months ended June 30, 2014 were 30.8% and 30.3%, respectively. Discrete tax items impacting the three months ended June 30, 2014 were not significant. Impacting the rate for the six months ended June 30, 2014 were $1,905 of favorable discrete tax items. Effective tax rates for continuing operations were 10.5% and 19.2% for the three and six months ended June 30, 2013, respectively. These rates were impacted by favorable net discrete items totaling $61,477 and $65,820 for the three and six months ended June 30, 2013, respectively, principally resulting from the conclusion of certain U.S. federal tax audits, as well as certain state and international tax audits, and the effect of the American Tax Relief Act of 2012 signed into law on January 2, 2013.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)

Excluding discrete tax items, the effective tax rate was 30.7% for the six months ended June 30, 2014, and 31.8% and 31.7% for the three and six months ended June 30, 2013, respectively.

Dover and its subsidiaries file tax returns in the U.S., including various state and local returns, and in other foreign jurisdictions.  We believe adequate provision has been made for all income tax uncertainties. The Company is routinely audited by taxing authorities in its filing jurisdictions, and a number of these audits are currently underway. We believe that within the next twelve months uncertain tax positions may be resolved and statutes of limitations will expire, which could result in a decrease in the gross amount of unrecognized tax benefits of approximately zero to $30.8 million, of which a portion will be reported as discontinued operations.

12. Equity Incentive Program

The Company typically grants equity awards annually at its regularly scheduled first quarter Compensation Committee meeting. In the first quarter of 2014, the Company issued stock-settled appreciation rights ("SARs") covering 1,043,734 shares, performance share awards of 58,206 and restricted stock units of 131,719.

In addition, in connection with the separation of Knowles on February 28, 2014, the Company modified the outstanding equity awards for its employees. The awards were modified such that all individuals received an equivalent fair value both before and after the separation of Knowles. This modification resulted in the issuance of an additional 933,845 SARs, 20,523 stock options, 11,480 performance shares and 5,389 restricted stock units. The exercise price of these outstanding awards, where applicable, was adjusted to preserve the value of the awards immediately prior to the separation. As no incremental fair value was awarded as a result of the issuance of these additional shares, the modification did not result in additional compensation expense.

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

The performance share awards granted in 2014 are considered performance condition awards as attainment is based on Dover's performance relative to established internal metrics. The fair value of these 58,206 awards was determined using Dover's closing stock price on the date of grant of $82.51. For the six months ended June 30, 2014, we have assumed an average attainment rate of the internal metrics of 97.6%. The expected attainment of the internal metrics for these awards will be analyzed each reporting period, and the related expense will be adjusted up or down based on expected attainment, if that attainment differs from previous estimates. The cumulative effect on current and prior periods of a change in attainment will be recognized in compensation cost in the period of change.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)

The performance share awards granted in 2013 are market condition awards as attainment is based on Dover's three-year performance relative to its peer group for the relevant performance period. These awards were valued on the date of grant using a Monte Carlo simulation model (a binomial lattice-based valuation model) with the following assumptions, and are generally recognized ratably over the vesting period:

Performance shares
2013
Risk-free interest rate	0.40%
Dividend yield	2.06%
Expected life (years)	2.9
Volatility	30.36%
Fair value per share at date of grant (2)	$70.92

(2)	Updated to reflect the modification of grants in connection with the separation of Knowles on February 28, 2014.

Stock-based compensation is reported within selling and administrative expenses in the accompanying unaudited Condensed Consolidated Statements of Earnings. The following table summarizes the Company’s compensation expense relating to all stock-based incentive plans:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Pre-tax compensation expense	$7,912	$7,955	$16,413	$16,303
Tax benefit	(2,835)	(2,773)	(5,835)	(5,748)
Total stock-based compensation expense, net of tax	$5,077	$5,182	$10,578	$10,555

13. Commitments and Contingent Liabilities

Litigation

A few of the Company’s subsidiaries are involved in legal proceedings relating to the cleanup of waste disposal sites identified under federal and state statutes that provide for the allocation of such costs among “potentially responsible parties.” In each instance, the extent of the Company’s liability appears to be very small in relation to the total projected expenditures and the number of other “potentially responsible parties” involved and is anticipated to be immaterial to the Company. In addition, a few of the Company’s subsidiaries are involved in ongoing remedial activities at certain current and former plant sites, in cooperation with regulatory agencies, and appropriate reserves have been established. At June 30, 2014 and December 31, 2013, the Company has reserves totaling $29,379 and $29,786, respectively, for environmental and other matters, including private party claims for exposure to hazardous substances, that are probable and estimable.

The Company and certain of its subsidiaries are also parties to a number of other legal proceedings incidental to their businesses. These proceedings primarily involve claims by private parties alleging injury arising out of use of the Company’s products, patent infringement, employment matters, and commercial disputes. Management and legal counsel, at least quarterly, review the probable outcome of such proceedings, the costs and expenses reasonably expected to be incurred and currently accrued to-date, and the availability and extent of insurance coverage. At June 30, 2014 and December 31, 2013, the Company has reserves totaling $1,115 and $935, respectively, for legal matters that are probable and estimable and not otherwise covered by insurance. While it is not possible at this time to predict the outcome of these legal actions, in the opinion of management, based on the aforementioned reviews, the Company is not currently involved in any legal proceedings that, individually or in the aggregate, could have a material effect on its financial position, results of operations, or cash flows.

Warranty Accruals

Estimated warranty program claims are provided for at the time of sale. Amounts provided for are based on historical costs and adjusted new claims. The changes in the carrying amount of product warranties through June 30, 2014 and 2013 are as follows:

	2014	2013
Beginning Balance, January 1	$43,651	$40,398
Provision for warranties	28,708	26,147
Settlements made	(27,099)	(23,937)
Other adjustments, including acquisitions and currency translation	971	(1,490)
Ending balance, June 30	$46,231	$41,118

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

The following tables set forth the components of the Company’s net periodic expense relating to retirement benefit plans:

Qualified Defined Benefits

	Three Months Ended June 30,				Six Months Ended June 30,
	U.S. Plan		Non-U.S. Plans		U.S. Plan		Non-U.S. Plans
	2014	2013	2014	2013	2014	2013	2014	2013
Service Cost	$3,721	$4,601	$1,530	$1,333	$7,442	$9,202	$3,045	$2,690
Interest Cost	6,315	6,122	2,023	1,632	12,629	12,244	4,006	3,293
Expected return on plan assets	(10,399)	(9,952)	(2,082)	(1,743)	(20,797)	(19,905)	(4,111)	(3,518)
Amortization:
Prior service cost	270	256	27	27	541	513	54	54
Recognized actuarial loss	2,072	5,485	222	305	4,144	10,970	443	615
Transition obligation	—	—	2	(4)	—	—	2	(7)
Other	—	—	—	1	—	—	3	2
Net periodic expense	$1,979	$6,512	$1,722	$1,551	$3,959	$13,024	$3,442	$3,129

The net periodic expense reflected above for non-U.S. plans for the three and six months ended June 30, 2014 and 2013 excludes certain non-U.S. plans sponsored by Knowles that were reallocated as part of the separation on February 28, 2014. The historical expense relating to these plans was $0 and $59 for the three and six months ended June 30, 2014 and $196 and $396 for the three and six months ended June 30, 2013, respectively. The expense relating to these plans is reflected in earnings from discontinued operations.

Non-Qualified Supplemental Benefits

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Service Cost	$830	$1,679	$1,660	$3,358
Interest Cost	1,537	1,774	3,074	3,547
Amortization:
Prior service cost	1,943	1,998	3,887	3,995
Recognized actuarial (gain) loss	(106)	42	(213)	84
Net periodic expense	$4,204	$5,493	$8,408	$10,984

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)

Post-Retirement Plans

The Company also maintains post retirement benefit plans, although these plans are effectively closed to new entrants. The supplemental and post retirement benefit plans are supported by the general assets of the Company. The following table sets forth the components of the Company’s net periodic expense relating to its post-retirement benefit plans:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Service Cost	$62	$59	$124	$117
Interest Cost	157	131	314	262
Amortization:
Prior service cost	(102)	(104)	(204)	(208)
Recognized actuarial loss	13	34	26	68
Net periodic expense	$130	$120	$260	$239

The total amount amortized out of accumulated other comprehensive income into net periodic benefit expense for the three months ended June 30, 2014 and 2013 totaled $4,341 and $8,101, respectively. For the six months ended June 30, 2014 and 2013, the total amount amortized totaled $8,680 and $16,211, respectively. The amortization included in other comprehensive income for the three and six months ended June 30, 2013 includes $62 and $127, respectively, relating to plans sponsored by Knowles that were transfered as part of the separation in 2014.

Defined Contribution Retirement Plans

The Company also offers defined contribution retirement plans which cover the majority of its U.S. employees, as well as employees in certain other countries. The Company’s expense relating to defined contribution plans was $9,159, and $6,714 for the three months ended June 30, 2014 and 2013. For the six months ended June 30, 2014 and 2013, expense relating to these plans was $17,927 and $14,940, respectively.

15. Other Comprehensive (Loss) Earnings

The amounts recognized in other comprehensive (loss) earnings were as follows:

	Three Months Ended			Three Months Ended
	June 30, 2014			June 30, 2013
	Pre-tax	Tax	Net of tax	Pre-tax	Tax	Net of tax
Foreign currency translation adjustments	$13,274	$(2,303)	$10,971	$(2,468)	$28	$(2,440)
Pension and other postretirement benefit plans	4,341	(1,506)	2,835	8,101	(2,769)	5,332
Changes in fair value of cash flow hedges	45	(16)	29	(307)	108	(199)
Other	873	(128)	745	377	(130)	247
Total other comprehensive earnings (loss)	$18,533	$(3,953)	$14,580	$5,703	$(2,763)	$2,940

	Six Months Ended			Six Months Ended
	June 30, 2014			June 30, 2013
	Pre-tax	Tax	Net of tax	Pre-tax	Tax	Net of tax
Foreign currency translation adjustments	$(5,232)	$(1,170)	$(6,402)	$(38,292)	$(998)	$(39,290)
Pension and other postretirement benefit plans	8,680	(3,011)	5,669	16,211	(5,607)	10,604
Changes in fair value of cash flow hedges	(898)	314	(584)	279	(97)	182
Other	767	(148)	619	187	(22)	165
Total other comprehensive earnings (loss)	$3,317	$(4,015)	$(698)	$(21,615)	$(6,724)	$(28,339)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)

Total comprehensive earnings were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net earnings	$213,959	$330,049	$374,097	$540,052
Other comprehensive earnings (loss)	14,580	2,940	(698)	(28,339)
Comprehensive earnings	$228,539	$332,989	$373,399	$511,713

Amounts reclassified from accumulated other comprehensive earnings (loss) to earnings (loss) during the three and six months ended June 30, 2014 and 2013 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Pension and postretirement benefit plans:
Amortization of actuarial losses	$2,203	$5,923	$4,402	$11,854
Amortization of prior service costs	2,138	2,178	4,278	4,357
Total before tax	4,341	8,101	8,680	16,211
Tax provision	(1,506)	(2,769)	(3,011)	(5,607)
Net of tax	$2,835	$5,332	$5,669	$10,604

Cash flow hedges:
Net (losses) gains reclassified into earnings	$(77)	$136	$(291)	$136
Tax benefit	27	(48)	102	(48)
Net of tax	$(50)	$88	$(189)	$88

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

•
Our Engineered Systems segment is comprised of two platforms, Printing & Identification and Industrials, and is focused on the design, manufacture and service of critical equipment and components serving the printing & identification, vehicle service, environmental solutions and industrial end markets.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)

Segment financial information and a reconciliation of segment results to consolidated results follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenue:
Energy	$481,016	$465,906	$959,789	$928,585
Engineered Systems	698,957	639,426	1,348,735	1,244,751
Fluids	346,275	310,137	691,284	583,775
Refrigeration & Food Equipment	522,357	517,574	933,850	940,042
Intra-segment eliminations	(867)	(632)	(1,273)	(765)
Total consolidated revenue	$2,047,738	$1,932,411	$3,932,385	$3,696,388

Earnings from continuing operations:
Segment earnings:
Energy	$114,991	$109,662	$233,959	$228,370
Engineered Systems	112,422	102,804	204,742	186,087
Fluids	63,112	58,768	121,054	106,369
Refrigeration & Food Equipment	84,926	82,177	129,788	134,287
Total segments	375,451	353,411	689,543	655,113
Corporate expense / other (1)	29,107	34,860	59,628	68,492
Net interest expense	31,967	30,232	64,632	60,516
Earnings before provision for income taxes and discontinued operations	314,377	288,319	565,283	526,105
Provision for taxes	96,934	30,261	171,516	100,834
Earnings from continuing operations	$217,443	$258,058	$393,767	$425,271

(1)
Certain expenses are maintained at the corporate level and not allocated to the segments. These expenses include executive and functional compensation costs, non-service pension costs, non-operating insurance expenses, and various administrative expenses relating to the corporate headquarters.

17. Share Repurchases

During the six months ended June 30, 2014, the Company repurchased 3,886,910 shares of common stock for $317,571 for an average share price of $81.70, of which 289,930 shares were purchased during the second quarter of 2014. Treasury shares increased to 89,300,326 at June 30, 2014 from a balance of 85,413,416 at December 31, 2013.

In November 2012, the Board of Directors approved a $1.0 billion share repurchase program authorizing repurchases of Dover's common stock over the following 12 to 18 months. During March 2014, the Company completed this share repurchase program through an accelerated share repurchase transaction, whereby Dover paid $292,565 on March 10, 2014 to receive a variable number of shares on incremental dates through March 31, 2014. The Company repurchased 3,596,980 shares under this transaction for an average share price of $81.06.

In May 2012, the Board of Directors renewed its standing authorization of the Company's share repurchase program, on terms consistent with its prior five-year authorization which expired at that time. This renewal authorizes the repurchase of up to 10,000,000 shares of the Company's common stock during the five-year period ending May 2017. The Company repurchased 289,930 shares under this authorization during the three and six months ended June 30, 2014 for an average share price of $86.25. As of June 30, 2014, the approximate number of shares still available for repurchase under the May 2012 share repurchase authorization was 3,618,359.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)

18. Earnings per Share

The following table sets forth a reconciliation of the information used in computing basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Earnings from continuing operations	$217,443	$258,058	$393,767	$425,271
(Loss) earnings from discontinued operations, net	(3,484)	71,991	(19,670)	114,781
Net earnings	$213,959	$330,049	$374,097	$540,052

Basic earnings per common share:
Earnings from continuing operations	$1.31	$1.51	$2.34	$2.47
(Loss) earnings from discontinued operations, net	$(0.02)	$0.42	$(0.12)	$0.67
Net earnings	$1.29	$1.93	$2.23	$3.13

Weighted average shares outstanding	166,474,000	171,111,000	168,103,000	172,273,000

Diluted earnings per common share:
Earnings from continuing operations	$1.29	$1.49	$2.31	$2.44
(Loss) earnings from discontinued operations, net	$(0.02)	$0.42	$(0.12)	$0.66
Net earnings	$1.27	$1.91	$2.19	$3.10

Weighted average shares outstanding	168,857,000	173,097,000	170,450,000	174,325,000

The following table is a reconciliation of the share amounts used in computing earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Weighted average shares outstanding - Basic	166,474,000	171,111,000	168,103,000	172,273,000
Dilutive effect of assumed exercise of employee stock options and SARs and vesting of performance shares	2,383,000	1,986,000	2,347,000	2,052,000
Weighted average shares outstanding - Diluted	168,857,000	173,097,000	170,450,000	174,325,000

Diluted per share amounts are computed using the weighted-average number of common shares and, if dilutive, potential common shares outstanding during the period.  Potential common shares consist of the incremental common shares issuable upon the exercise of stock options and SARs, and vesting of performance shares and restricted shares, as determined using the treasury stock method.

The weighted average number of anti-dilutive potential common shares excluded from the calculation above were 48,000 and 61,000 for the three months ended June 30, 2014 and 2013, respectively, and zero and 15,000 for the six months ended June 30, 2014 and 2013, respectively.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)

19. Recent Accounting Standards

Recently Issued Accounting Standards

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09 that introduces a new five-step revenue recognition model in which an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU also requires disclosures sufficient to enable users to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers, including qualitative and quantitative disclosures about contracts with customers, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. This standard is effective for fiscal years beginning after December 15, 2016, including interim periods within that reporting period. The Company is currently evaluating the new guidance to determine the impact it will have on its consolidated financial statements.

In April 2014, the FASB issued ASU 2014-08, which includes amendments that change the requirements for reporting discontinued operations and require additional disclosures about discontinued operations. Under the new guidance, only disposals representing a strategic shift in operations - that is, a major effect on the organization's operations and financial results should be presented as discontinued operations. Additionally, the ASU requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income, and expenses of discontinued operations. This update is effective for Dover in the first quarter of 2015. The Company is currently evaluating the new guidance to determine the impact it may have to its consolidated financial statements.

Recently Adopted Accounting Standards

In July 2013, the FASB issued ASU 2013-11, which provides that an unrecognized tax benefit, or a portion thereof, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except to the extent that a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date to settle any additional income taxes that would result from disallowance of a tax position, or the tax law does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, then the unrecognized tax benefit should be presented as a liability. This standard is effective for fiscal years beginning after December 15, 2013. The Company's adoption of this standard did not have a significant impact on its consolidated financial statements.

In March 2013, the FASB issued ASU 2013-05, which permits an entity to release cumulative translation adjustments into net income when a reporting entity (parent) ceases to have a controlling financial interest in a subsidiary or group of assets that is a business within a foreign entity. Accordingly, the cumulative translation adjustment should be released into net income only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided, or, if a controlling financial interest is no longer held. The revised standard is effective for fiscal years beginning after December 15, 2013; however, early adoption is permitted. The Company's adoption of this standard did not have a significant impact on its consolidated financial statements.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)

20. Subsequent Events

The Company assessed events occurring subsequent to June 30, 2014 for potential recognition and disclosure in the consolidated financial statements. No events have occurred that would require adjustment to the consolidated financial statements, other than the event noted below.

Disposition

On July 2, 2014 Dover completed the sale of DEK International to ASM Pacific Technology. The Company expects to realize proceeds from the sale of approximately $174.0 million. The Company recorded a loss of $7,201 in the second quarter of 2014 to write down the carrying value of this business to fair value, based on estimated net proceeds. Any final working capital adjustments, which are not expected to be significant, will be recorded in the third quarter of 2014.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Refer to the section below entitled “Special Notes Regarding Forward-Looking Statements” for a discussion of factors that could cause our actual results to differ from the forward-looking statements contained below and throughout this quarterly report.

Throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), we refer to measures used by management to evaluate performance, including a number of financial measures that are not defined under accounting principles generally accepted in the United States of America (GAAP).  These include organic revenue, organic revenue growth, free cash flow and adjusted working capital.  Organic revenue and organic growth refer to revenue and revenue growth excluding the impacts of foreign exchange, acquisitions and divestitures.  Free cash flow is operating cash flow less capital spending, while adjusted working capital refers to accounts receivable, plus inventory, less accounts payable.  We believe these measures provide investors with important information that is useful in understanding our business results and trends.  Reconciliations within this MD&A provide more details on the use and derivation of these measures.

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

•
Our Engineered Systems segment is comprised of two platforms, Printing & Identification and Industrials, and is focused on the design, manufacture and service of critical equipment and components serving the printing & identification, vehicle service, environmental solutions and industrial end markets.

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

In connection with the execution of its new segment structure, the Company incurred incremental, nonrecurring charges, primarily severance expense, totaling approximately $1.0 million through June 30, 2014. The Company does not anticipate total nonrecurring charges related to the execution of its new segment structure to be significant.

The following table shows the percentage of total revenue and segment earnings generated by each of our four segments for the three months ended June 30, 2014 and 2013:

	Revenue		Segment Earnings
	Three Months Ended June 30,		Three Months Ended June 30,
	2014	2013	2014	2013
Energy	23.5%	24.1%	30.6%	31.0%
Engineered Systems	34.1%	33.1%	29.9%	29.1%
Fluids	16.9%	16.0%	16.9%	16.6%
Refrigeration & Food Equipment	25.5%	26.8%	22.6%	23.3%

Second quarter 2014 consolidated revenue of $2.0 billion increased $115.3 million, or 6.0%, as compared to the comparable prior year quarter, with an increase in organic revenue of 2.7%, a 3.0% increase in acquisition-related revenue and a 0.3% favorable impact due to foreign currency translation. Second quarter 2014 results were highlighted by solid revenue growth and strong bookings growth of 10.6% over the prior year quarter, reflecting the continued momentum across the majority of our businesses. Most notably, our Fluids segment delivered 11.7% revenue growth, and our Engineered Systems segment revenue grew 9.3% as compared to the prior year quarter. From a geographic perspective, our US, European and Asian markets all showed solid organic growth year over year. Conversely, Latin America and other emerging economies were softer over that same period.

Our Energy segment continued to benefit from improving well activity and an increased rig count, primarily in our core Drilling & Production markets, resulting in revenue growth of $15.1 million, or 3.2%, as compared to the prior year quarter. Bearings & Compression revenue decreased slightly as compared to the prior year quarter; however, bookings remained strong for this end market.

Within our Engineered Systems segment, we saw strong growth across both platforms driving a revenue increase of $59.5 million as compared to the prior year quarter. In our Printing & Identification platform, growth in both our fast moving consumer goods and industrial markets, complemented by the impact of acquisitions, resulted in strong performance. Broad-based revenue growth in our Industrials platform was led by outstanding results in our environmental solutions and vehicle service markets.

Our Fluids segment performed well, as generally healthy market conditions for both pumps and fluid transfer products, complemented by the impact of recent acquisitions, resulted in revenue growth of $36.1 million as compared to the prior year quarter. Our Pumps businesses benefited from strong demand in the specialty chemical markets, while Fluid Transfer saw continued strength driven by increasing regulatory activity.

Our Refrigeration & Food Equipment segment revenue increased by $4.8 million, or 0.9%. In particular, Food Equipment achieved strong growth; however, Refrigeration results were modestly impacted by softer demand in our Latin American markets, as well as the timing of shipments as we completed the transition to our new Atlanta manufacturing center. Shipments related to the latter are expected to be completed in the second half of the year. Refrigeration booked well and and has built a seasonally higher backlog.

Regarding our near-term business activity, we expect:

•	ongoing strong performance in our Energy segment driven by the increased North American well activity;

•	continued growth in our Engineered Systems segment driven by solid US industrial trends and expanded global sales and service resources in Printing & Identification;

•	strong results in our Fluid segment from the benefits of recent acquisitions and generally healthy global end-markets; and

•	improved sequential results in our Refrigeration market within our Refrigeration & Food Equipment segment.

Based on solid performance in the first half of 2014, combined with growing bookings and backlog and generally improving markets, we are raising our full year 2014 guidance. We expect to be near the high end of our previously communicated full year organic growth range of 3.0% to 4.0%. We continue to expect completed acquisitions to provide 3.0% growth, resulting in total revenue growth at the high end of the 6.0% to 7.0% range. Our full year segment margin expectations of approximately 18.0%

remain unchanged. As a result, we now expect our full year 2014 EPS to be in the range of $4.75 to $4.85, an increase from our previous guidance of $4.60 to $4.80.

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

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in thousands, except per share figures)	2014	2013	% Change	2014	2013	% Change
Revenue	$2,047,738	$1,932,411	6.0%	$3,932,385	$3,696,388	6.4%
Cost of goods and services	1,251,321	1,176,593	6.4%	2,399,759	2,258,952	6.2%
Gross profit	796,417	755,818	5.4%	1,532,626	1,437,436	6.6%
Gross profit margin	38.9%	39.1%	(0.2)	39.0%	38.9%	0.1

Selling and administrative expenses	456,115	435,620	4.7%	908,397	852,057	6.6%
Selling and administrative as a percent of revenue	22.3%	22.5%	(0.2)	23.1%	23.1%	—

Interest expense, net	31,967	30,232	5.7%	64,632	60,516	6.8%
Other (income) expense, net	(6,042)	1,647	nm	(5,686)	(1,242)	nm

Provision for income taxes	96,934	30,261	220.3%	171,516	100,834	70.1%
Effective tax rate	30.8%	10.5%	20.3	30.3%	19.2%	11.1

Earnings from continuing operations	217,443	258,058	(15.7)%	393,767	425,271	(7.4)%
(Loss) earnings from discontinued operations, net	(3,484)	71,991	nm	(19,670)	114,781	nm
Earnings from continuing operations per common share - diluted	$1.29	$1.49	(13.4)%	$2.31	$2.44	(5.3)%

Revenue

Second quarter revenue increased $115.3 million, or 6.0%, as compared to the second quarter of 2013, with a 2.7% increase in organic revenue, a 3.0% increase attributable to acquisitions, and a 0.3% favorable impact due to foreign currency translation. Second quarter results were driven by solid revenue growth in our Fluids, Engineered Systems and Energy segments.

Revenue for the six months ended June 30, 2014 increased $236.0 million, or 6.4%, from the comparable 2013 period reflecting organic revenue growth of 3.3%, growth of 3.0% related to acquisitions and a minor favorable impact from foreign currency translation, driven primarily by the same factors impacting the second quarter.

Gross Profit

Gross profit for the second quarter of 2014 increased $40.6 million, or 5.4%, driven by productivity initiatives, increased volume due to industry and market expansion, partially offset by unfavorable product mix in certain end markets. Gross profit margin decreased slightly (20 basis points) as compared to the prior year quarter as a result of the aformentioned unfavorable product mix.

For the six months ended June 30, 2014, gross profit increased $95.2 million, or 6.6%, from the comparable 2013 period, while gross profit margin increased 10 basis points to 39.0%. Increased sales volume, as well as increased productivity, were partially offset by the aforementioned unfavorable product mix and costs associated with international expansion activities.

Selling and Administrative Expenses

Selling and administrative expenses increased $20.5 million, or 4.7%, as compared to the prior year quarter. Increased headcount to support higher volumes and growth initiatives, as well as higher amortization expense resulting from recent acquisitions of approximately $4.4 million, contributed to the increase quarter over quarter. As a percentage of revenue, selling and administrative expenses improved by 20 basis points to 22.3% principally due to the leverage from higher revenues.

For the six months ended June 30, 2014, selling and administrative expenses increased $56.3 million, or 6.6%. Excluding a $6.8 million gain in 2013 associated with the sale of land in Switzerland, selling and administrative expenses as a percentage of revenue improved approximately 10 basis points. Higher acquisition-related depreciation and amortization expense of $9.4 million and higher restructuring charges of $2.6 million in 2014 were offset by the leverage of higher revenue.

Non-Operating Items

Interest expense, net increased $1.7 million, or 5.7%, and $4.1 million, or 6.8%, for the three and six months ended June 30, 2014, respectively, primarily due to the euro-denominated notes the Company issued in December 2013 totaling €300 million. These notes mature on December 1, 2020.

Other income, net of $6.0 million in the current year quarter included approximately $4.0 million of income related to an insurance settlement for property damage and acquisition termination fees, as well as $1.0 million in foreign exchange gains resulting from the remeasurement and settlement of foreign currency denominated balances. In addition, the current year quarter included several other nonrecurring items totaling approximately $1.0 million of income, none of which were individually significant. The prior year quarter net expense of $1.6 million was largely driven by foreign exchange losses, partially offset by $1.3 million related to an insurance settlement for property damage with our Engineered Systems segment.

Other income, net of $5.7 million for the current year to date included $6.0 million of income related to the aforementioned insurance settlement and acquisition termination fees, partially offset by foreign exchange losses of $1.7 million resulting from the remeasurement and settlement of foreign currency denominated balances. Additionally, the current year to date included several nonrecurring items totaling $1.4 million of income, none of which were individually significant. The prior year to date net income of $1.2 million consisted primarily of an insurance settlement related to property damage within our Engineered Systems segment, partially offset by foreign exchange losses.

Income Taxes

The effective tax rates for continuing operations for the three and six months ended June 30, 2014 were 30.8% and 30.3%, respectively. Discrete tax items impacting the three months ended June 30, 2014 were not significant. Impacting the rate for the six months ended June 30, 2014 were $1.9 million of favorable discrete tax items. Effective tax rates for continuing operations were 10.5% and 19.2% for the three and six months ended June 30, 2013, respectively. These rates were impacted by favorable net discrete items totaling $61.5 million and $65.8 million for the three and six months ended June 30, 2013, respectively, principally resulting from the conclusion of certain U.S. federal tax audits, as well as certain state and international tax audits, and the effect of the American Tax Relief Act of 2012 signed into law on January 2, 2013.

Excluding discrete tax items, the effective tax rate was 30.7% for the six months ended June 30, 2014, and 31.8% and 31.7% for the three and six months ended June 30, 2013, respectively.

Dover and its subsidiaries file tax returns in the U.S., including various state and local returns, and in other foreign jurisdictions.  We believe adequate provision has been made for all income tax uncertainties. The Company is routinely audited by taxing authorities in its filing jurisdictions, and a number of these audits are currently underway. We believe that within the next twelve months uncertain tax positions may be resolved and statutes of limitations will expire, which could result in a decrease in the gross amount of unrecognized tax benefits of approximately zero to $30.8 million, of which a portion will be reported as discontinued operations.

Earnings from Continuing Operations

Earnings from continuing operations for three months ended June 30, 2014 decreased 15.7% to $217.4 million, or $1.29 diluted earnings per share, and decreased 7.4% to $393.8 million, or $2.31 diluted earnings per share for the six months ended June 30, 2014. Excluding discrete tax benefits recognized in the prior year periods, earnings from continuing operations increased 10.9% and 9.0% for the three and six months ended June 30, 2014, respectively. The increase in earnings from continuing operations is primarily the result of higher revenues, offset in part by higher acquisition-related expenses, including depreciation and amortization. The increase in earnings per share reflects the increase in earnings, as well as lower weighted average shares outstanding for the 2014 period relative to the 2013 period.

Discontinued Operations

Management evaluates Dover’s businesses periodically for their strategic fit within Dover’s operations. Accordingly, the results of discontinued operations for the six months ended June 30, 2014 and the three and six months ended June 30, 2013 include the historical results of Knowles prior to its distribution on February 28, 2014. The six months ended June 30, 2014 and 2013 included costs incurred by Dover to complete the spin-off of Knowles totaling $26.7 million and $3.3 million, respectively, bringing the total one-time costs associated with the spin-off to $56.8 million.

Additionally, the results of discontinued operations reflect the net earnings of certain non-core businesses serving the electronic assembly and test markets that are either held for sale or have been previously sold. The Company completed the sale of one of these businesses, Everett Charles Technologies, in the fourth quarter of 2013. Subsequent to June 30, 2014, the Company completed the sale of the remaining business, DEK International. The Company recorded a loss of $7.2 million in the second quarter of 2014 to write down the carrying value of this business to fair value, based on estimated net proceeds. See Note 4 Discontinued Operations and Note 20 Subsequent Events for additional information.

Restructuring Activities

The restructuring expenses of $3.0 million and $6.4 million incurred in the three and six months ended June 30, 2014, respectively, related to restructuring programs initiated during 2014 and 2013. These programs are designed to better align the Company's operations with current market conditions through targeted facility consolidations, headcount reductions and other measures to further optimize operations. The Company currently expects full-year 2014 restructuring expenses of approximately $10.0 million to $20.0 million related to these programs. We expect the programs currently underway to be substantially completed in the next twelve to eighteen months.

The $3.0 million of restructuring charges incurred during the second quarter of 2014 included the following items:

•	The Energy segment incurred restructuring charges of $1.4 million related principally to a facility consolidation in its businesses serving the compression businesses.

•
The Engineered Systems segment recorded $1.3 million of restructuring charges relating to facility consolidations within the Industrials platform, as well as actions taken to optimize costs related to research and engineering and administrative functions within the Printing & Identification platform.

•
Corporate restructuring charges of $0.6 million resulted from the Company's decision to realign its businesses into a new segment structure in the first quarter of 2014 following the spin-off of Knowles. Nonrecurring charges related to this realignment, primarily severance expense, are not expected to be significant in total.

For the three and six months ended June 30, 2013, the Company incurred restructuring charges of $4.0 million and $6.0 million, respectively, for programs at several targeted facilities to optimize cost structure, across several of the segments. See Note 8 Restructuring Activities in our Condensed Consolidated Financial Statements for additional information related to our restructuring programs.

SEGMENT RESULTS OF OPERATIONS

Energy
Our Energy segment, serving the Drilling & Production and Bearings & Compression end markets, is a provider of customer driven solutions and services for safe and efficient production and processing of fuels worldwide, and has a strong presence in the bearings and compression components markets.

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in thousands)	2014	2013	% Change	2014	2013	% Change
Revenue:
Drilling & Production	$393,089	$375,593	4.7%	$785,028	$754,115	4.1%
Bearings & Compression	87,927	90,313	(2.6)%	174,761	174,470	0.2%
Total	$481,016	$465,906	3.2%	$959,789	$928,585	3.4%

Segment earnings	$114,991	$109,662	4.9%	$233,959	$228,370	2.4%
Operating margin	23.9%	23.5%		24.4%	24.6%

Segment EBITDA	$140,798	$134,376	4.8%	$285,341	$277,532	2.8%
Segment EBITDA margin	29.3%	28.8%		29.7%	29.9%

Other measures:
Depreciation and amortization	$25,807	$24,714	4.4%	$51,382	$49,162	4.5%
Bookings	477,162	416,892	14.5%	955,631	932,280	2.5%
Backlog				206,415	218,764	(5.6)%

Components of revenue growth:			Q2 2014 vs. Q2 2013			YTD 2014 vs. 2013
Organic growth			2.5%			3.2%
Acquisitions			1.2%			1.2%
Foreign currency translation			(0.5)%			(1.0)%
			3.2%			3.4%

Second Quarter 2014 Compared to the Second Quarter 2013

Energy revenue increased $15.1 million, or 3.2%, in the second quarter of 2014 over the prior year period, comprised of organic growth of 2.5% and 1.2% acquisition-related growth. Foreign currency translation had a 0.5% negative impact.

•
Drilling & Production end market revenue (representing 81.7% of segment revenue) increased $17.5 million, or 4.7%. Growth was driven by strong drilling shipments and US artificial lift activity, partially offset by expected lower Australian project-related shipments.

•
Bearings & Compression end market revenue (representing 18.3% of segment revenue) decreased $2.4 million, or 2.6%, reflecting lower activity for bearing products in connection with slower OEM build rates.

Segment earnings increased $5.3 million, or 4.9%, and operating margin increased 40 basis points for our Energy segment as compared to the prior year quarter, mainly due to productivity gains and favorable product mix driven by higher drilling revenue.

Bookings for the second quarter increased 14.5% from the prior year quarter, reflecting broad-based growth due to strong demand in both the Drilling & Production and Bearings & Compression end markets. Book-to-bill was 0.99.

Six Months Ended June 30, 2014 Compared to the Six Months Ended June 30, 2013

Revenue generated by our Energy segment for the six months ended June 30, 2014 increased by $31.2 million, or 3.4%, comprised of 3.2% organic growth and 1.2% acquisition-related growth. Growth was driven by strong demand for drilling, US artificial lift and compression products, partially offset by softer demand for winch and bearing products and a 1.0% negative impact from foreign currency translation.

Earnings for the six months ended June 30, 2014 increased $5.6 million, or 2.4%, due to productivity gains and higher volume. Operating margin decreased slightly as compared to the prior year period, due to costs associated with continued expansion in international growth.

Engineered Systems
Our Engineered Systems segment is comprised of two platforms, Industrials and Printing & Identification, and is focused on the design, manufacture and service of critical equipment and components serving the printing & identification, vehicle service, environmental solutions and industrial markets.

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in thousands)	2014	2013	% Change	2014	2013	% Change
Revenue:
Printing & Identification	$287,300	$250,616	14.6%	$550,833	$488,485	12.8%
Industrials	411,673	388,810	5.9%	797,918	756,266	5.5%
Total	$698,957	$639,426	9.3%	$1,348,735	$1,244,751	8.4%

Segment earnings	$112,422	$102,804	9.4%	$204,742	$186,087	10.0%
Operating margin	16.1%	16.1%		15.2%	14.9%

Segment EBITDA	$131,450	$120,689	8.9%	$242,747	$221,422	9.6%
Segment EBITDA margin	18.8%	18.9%		18.0%	17.8%

Other measures:
Depreciation and amortization	$19,028	$17,885	6.4%	$38,005	$35,335	7.6%

Bookings:
Printing & Identification	$282,326	$259,380	8.8%	$565,193	$496,671	13.8%
Industrials	409,815	396,886	3.3%	837,372	802,441	4.4%
Eliminations	(17)	(129)		(34)	(211)
	$692,124	$656,137	5.5%	$1,402,531	$1,298,901	8.0%
Backlog:
Printing & Identification				$135,872	$103,864	30.8%
Industrials				413,119	421,834	(2.1)%
				$548,991	$525,697	4.4%

Components of revenue growth:			Q2 2014 vs. Q2 2013			YTD 2014 vs. 2013
Organic growth			5.0%			4.7%
Acquisitions			3.7%			3.4%
Foreign currency translation			0.6%			0.3%
			9.3%			8.4%

Second Quarter 2014 Compared to the Second Quarter 2013

Engineered Systems revenue for the second quarter of 2014 increased $59.5 million, or 9.3%, comprised of organic growth of 5.0%, growth from acquisitions of 3.7%, and a positive 0.6% impact from foreign currency.

•
Revenue of our Printing & Identification platform (representing 41.1% of second quarter 2014 segment revenue) increased by $36.7 million, or 14.6%, as compared to the prior year quarter. Broad-based strength, particularly in Europe and the US, drove organic revenue growth of 5.6%. Acquisition growth, most notably MS Printing Solutions, drove a revenue increase of 8.6%. Foreign currency had negligible impact.

•
Revenue of our Industrials platform (representing 58.9% of second quarter 2014 segment revenue), increased $22.9 million, or 5.9%, as compared to the prior year quarter, with 4.7% organic revenue growth, 0.5% acquisition-related growth and a 0.7% favorable impact from foreign currency. Revenue growth principally resulted from strength in our environmental solutions and vehicle service markets.

Engineered Systems segment earnings in the second quarter of 2014 increased $9.6 million, or 9.4%, as compared to the prior year quarter. Productivity initiatives and increased volume due to broad-based organic growth more than offset the impact of product mix. Operating margin remained stable compared to the second quarter of 2013, as the aforementioned productivity initiatives largely offset the impact of product mix.

Segment bookings for the second quarter of 2014 increased 5.5% as bookings for our Printing & Identification platform increased nearly 9.0% driven by recent acquisitions and strong activity in the US and China. Additionally, bookings for our Industrials platform increased approximately 3.0% as compared to the prior year quarter, largely reflecting strong orders in our environmental solutions markets. Segment book-to-bill was 0.99.

Six Months Ended June 30, 2014 Compared to the Six Months Ended June 30, 2013

Engineered Systems revenue for the six months ended June 30, 2014 increased $104.0 million, or 8.4%, comprised of 4.7% organic revenue growth, 3.4% growth from recent acquisitions, and a favorable impact of less than 1.0% from foreign currency translation. The revenue trends for the six-month period were relatively consistent in each of our end markets to those outlined for the quarter.

Earnings for the six months ended June 30, 2014 increased $18.7 million, or 10.0%, compared to the 2013 period, as a result of increased volume and productivity improvements, that more than offset the impact of product mix. Operating margin increased 30 basis points compared to prior year period, as productivity savings and increased operating leverage more than offset acquisition-related costs, including $4.2 million of depreciation and amortization, and growth investments.

Fluids
Our Fluids segment, serving the Fluid Transfer and Pumps end markets, is focused on the safe handling of critical fluids across the oil & gas, retail fueling, chemical, hygienic and industrial markets.

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in thousands)	2014	2013	% Change	2014	2013	% Change
Revenue:
Pumps	$154,668	$144,044	7.4%	$319,911	$267,103	19.8%
Fluid Transfer	191,606	166,093	15.4%	371,372	316,672	17.3%
	$346,275	$310,137	11.7%	$691,284	$583,775	18.4%

Segment earnings	$63,112	$58,768	7.4%	$121,054	$106,369	13.8%
Operating margin	18.2%	18.9%		17.5%	18.2%

Segment EBITDA	$78,420	$70,338	11.5%	$152,728	$129,300	18.1%
Segment EBITDA margin	22.6%	22.7%		22.1%	22.1%

Other measures:
Depreciation and amortization	$15,308	$11,570	32.3%	$31,674	$22,931	38.1%
Bookings	375,009	298,817	25.5%	737,952	602,426	22.5%
Backlog				348,508	228,212	52.7%

Components of revenue growth:			Q2 2014 vs. Q2 2013			YTD 2014 vs. 2013
Organic growth			1.8%			7.4%
Acquisitions			9.0%			9.8%
Foreign currency translation			0.9%			1.2%
			11.7%			18.4%

Second Quarter 2014 Compared to the Second Quarter 2013

Fluids revenue for the second quarter of 2014 increased $36.1 million, or 11.7%, comprised of organic growth of 1.8%, 9.0% growth from recent acquisitions and a 0.9% favorable impact from foreign currency translation.

•
Pumps revenue (representing 44.7% of 2014 second quarter segment revenue) increased $10.6 million, or 7.4%, compared with the prior year quarter, driven by strong demand for products serving the specialty chemical markets and growth from recent acquisitions, partially offset by strong project-related shipments in the prior year that did not repeat.

•
Fluid Transfer revenue (representing 55.3% of 2014 second quarter segment revenue) grew $25.5 million, or 15.4%, quarter over quarter. The Fluid Transfer businesses continue to benefit from strong fuel transportation and global retail fueling environment markets, as well as recent acquisitions.

Earnings in our Fluids segment increased $4.3 million, or 7.4%, over the prior year quarter due to productivity improvements, strategic pricing and the benefit of acquisition-related growth, partially offset by costs associated with recent acquisitions. Operating margin of 18.2% for the current year quarter decreased 70 basis points mainly due to the impact of recent acquisitions. Excluding the 160 basis point impact of acquisitions, operating margins would have been approximately 20.0%.

Bookings for the second quarter increased 25.5% over the prior year quarter, driven by strong project-related order activity in the plastics and petro-chemical markets. Book to bill remained strong at 1.08.

Six Months Ended June 30, 2014 Compared to the Six Months Ended June 30, 2013

Fluids segment revenue increased $107.5 million, or 18.4%, compared to the six months ended June 30, 2013 attributable to 9.8% acquisition-related growth, 7.4% organic growth and a 1.2% favorable impact from foreign currency translation. Strong demand for products serving the plastics and petro-chemical markets, as well as the fuel transportation and global retail fueling markets, and recent acquisitions ($57.1 million), resulted in solid performance for the current year period.
Fluids segment earnings increased $14.7 million, or 13.8%, for the six months ended June 30, 2014 compared to the comparable prior year period, as productivity improvements and strategic pricing more than offset incremental costs associated with recent acquisitions, including $6.5 million of depreciation and amortization. Operating margin decreased 70 basis points due to the aforementioned impact of recent acquisitions.

Refrigeration & Food Equipment
Our Refrigeration & Food Equipment segment, serving the Refrigeration and Food Equipment end markets, is a provider of innovative and energy efficient equipment and systems serving the commercial refrigeration and food service industries.

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in thousands)	2014	2013	% Change	2014	2013	% Change
Revenue:
Refrigeration	$400,414	$404,519	(1.0)%	$717,143	$729,782	(1.7)%
Food Equipment	121,943	113,055	7.9%	216,707	210,260	3.1%
Total	$522,357	$517,574	0.9%	$933,850	$940,042	(0.7)%

Segment earnings	$84,926	$82,177	3.3%	$129,788	$134,287	(3.4)%
Operating margin	16.3%	15.9%		13.9%	14.3%

Segment EBITDA	$102,377	$98,788	3.6%	$164,451	$167,483	(1.8)%
Segment EBITDA margin	19.6%	19.1%		17.6%	17.8%

Other measures:
Depreciation and amortization	$17,451	$16,611	5.1%	$34,663	$33,196	4.4%
Bookings	542,810	515,320	5.3%	1,036,541	998,062	3.9%
Backlog				450,065	412,366	9.1%

Components of revenue growth:			Q2 2014 vs. Q2 2013			YTD 2014 vs. 2013
Organic growth			0.5%			(1.1)%
Acquisitions			—%			—%
Foreign currency translation			0.4%			0.4%
			0.9%			(0.7)%

Second Quarter 2014 Compared to the Second Quarter 2013

Refrigeration & Food Equipment segment revenue increased $4.8 million, or 0.9%, compared to the second quarter of 2013 comprised of an increase in organic growth of 0.5% and a 0.4% favorable impact from foreign currency translation.

•
Refrigeration revenue (representing 76.7% of 2014 second quarter segment revenue) decreased $4.1 million, or 1.0%, quarter over quarter, and was impacted by softer demand in our Latin American markets, as well as the timing of shipments, as we completed the transition to our new consolidated Atlanta manufacturing center. Shipments related to the latter are expected to be completed in the second half of the year.

•	Food Equipment revenue (representing 23.3% of 2014 second quarter segment revenue) increased $8.9 million, or 7.9%, compared with the prior year quarter, driven by strong project-related shipments.
Refrigeration & Food Equipment segment earnings increased $2.7 million, or 3.3%, as compared to the prior year quarter, and operating margin increased 40 basis points to 16.3%. The increase in margin quarter over quarter primarily resulted from productivity gains, as well as favorable product mix related to shipments of higher margin Food Equipment products.
Second quarter 2014 bookings increased 5.3% from the prior year comparable quarter reflecting seasonally strong demand for refrigeration products, and backlog increased 9.1%. Book to bill for the second quarter of 2014 remained solid at 1.04.
Six Months Ended June 30, 2014 Compared to the Six Months Ended June 30, 2013

Refrigeration & Food Equipment segment revenue decreased $6.2 million, or 0.7%, compared to the six months ended June 30, 2014, attributable primarily to the timing of shipments due to the aforementioned manufacturing center transition for Refrigeration, partially offset by solid food equipment markets and a favorable impact of foreign currency translation.

Refrigeration & Food Equipment segment earnings decreased $4.5 million, or 3.4%, for the six months ended June 30, 2014 compared to the comparable prior year period, resulting in an operating margin decline of 40 basis points. These declines were largely attributable to lower volume and a $6.8 million gain associated with the sale of land in Switzerland in the prior year period that did not repeat.

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

Cash Flow Summary

The following table is derived from our unaudited Condensed Consolidated Statement of Cash Flows:

	Six Months Ended June 30,
Cash Flows from Continuing Operations (in thousands)	2014	2013
Net Cash Flows Provided By (Used In):
Operating activities	$237,474	$307,101
Investing activities	(235,789)	(112,682)
Financing activities	(265,975)	(411,356)

Operating Activities

Cash provided by operating activities for the six months ended June 30, 2014 decreased approximately $69.6 million compared to the comparable period in 2013. This decrease was primarily driven by higher investments in working capital of $36.5 million in 2014 to support higher sales volumes and higher federal income tax payments, offset by lower long-term incentive payouts relative to the prior year period.

Adjusted Working Capital

Adjusted working capital (a non-GAAP measure calculated as accounts receivable, plus inventory, less accounts payable) increased $205.7 million in 2014, or 15.1%, to $1.6 billion, which reflected increases of $169.7 million in accounts receivable and $112.8 million in inventory, offset by an increase of $76.8 million in accounts payable.

Investing Activities

Cash used in investing activities generally results from cash outflows for capital expenditures and acquisitions, partially offset by proceeds from sales of businesses and property, plant and equipment. For the six months ended June 30, 2014, we used cash in investing activities of $235.8 million as compared to $112.7 million for the same period of 2013, driven mainly by the following factors:

•
Acquisitions: During 2014, we deployed approximately $143.1 million to acquire three businesses in our Energy and Engineered Systems segments. In comparison, in 2013, we acquired four businesses for an aggregate cash purchase price of approximately $69.0 million.

•
Capital spending: Our capital expenditures increased $19.0 million in 2014 as compared to the same period in 2013, with continued expansion across several businesses, including those within our Energy and Refrigeration & Food Equipment segments. We expect full year 2014 capital expenditures to approximate 2.5% of revenue.

•	Other investing activities: We spent approximately $21.8 million in 2014 primarily to acquire a minority interest in a business serving the Refrigeration end market.

We anticipate that capital expenditures and any acquisitions we make through the remainder of 2014 will be funded from available cash and internally generated funds and, if necessary, through the issuance of commercial paper, use of established lines of credit or public debt or equity markets.

Financing Activities

Our cash flow from financing activities generally relates to a use of cash for the purchases of our common stock and payments of dividends, offset by net borrowing activity and proceeds from the exercises of stock options. For the six months ended June 30, 2014 and 2013, we used cash totaling $266 million and $411 million, respectively, for financing activities, with the activity primarily attributable to the following:

•
Cash received from Knowles, net of cash distributed: In connection with the separation of Knowles from Dover, Knowles incurred $400.0 million of borrowings under its revolving credit and term loan facilities. Knowles used these borrowings to finance a cash payment of $400.0 million to Dover immediately prior to the distribution and in connection with Dover's contribution to Knowles of stock and assets relating to the businesses spun off with Knowles. Dover received net cash of $359.2 million upon separation, which reflects $40.8 million of cash held by Knowles at the time of distribution and retained by it in in connection with its separation from Dover. Dover utilized the net proceeds of $359.2 million from Knowles to pay down commercial paper and to repurchase shares of its common stock in the first quarter of 2014.

•
Treasury purchases: During 2014, the Company used $317.6 million to repurchase 3.9 million shares of common stock. The Company completed its November 2012 $1.0 billion stock repurchase program during 2014 through an accelerated share repurchase transaction, whereby Dover paid $292.6 million to receive a variable number of shares. The number of shares repurchased through this transaction totaled 3.6 million. In May 2012, the Board of Directors renewed its standing authorization of the Company's share repurchase program, on terms consistent with its prior five-year authorization which expired at that time. The Company repurchased 289,930 shares under this authorization during the six months ended June 30, 2014. As of June 30, 2014, the approximate number of shares still available for repurchase under the May 2012 share repurchase authorization was 3.6 million. In 2013, the Company used $351.1 million to repurchase 4.8 million shares of common stock under the November 2012 share repurchase program.

•
Notes payable and long-term debt: Commercial paper and notes payable, net decreased $178.5 million as compared to the prior year period, as the Company utilized a portion of the aforementioned cash distribution to pay down commercial paper. The Company generally uses commercial paper borrowings for general corporate purposes, as well as the funding of acquisitions and repurchasing of its common stock.

•
Dividend payments: We paid $6.2 million more in dividends to common shareholders in 2014 as compared to 2013. Our dividends paid per common share increased 7% to $0.75 in 2014 compared to $0.70 in 2013.

•
Proceeds from the exercise of stock options. We received $7.6 million less in proceeds from employee exercises of stock options in 2014 as compared to 2013. These proceeds have declined in the current period as the number of stock options are diminishing and a larger number of cashless exercises of equity awards have occurred.

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

The following table reconciles our free cash flow to cash flow provided by operating activities:

	Six Months Ended June 30,
Free Cash Flow (dollars in thousands)	2014	2013
Cash flow provided by operating activities	$237,474	$307,101
Less: Capital expenditures	(77,326)	(58,343)
Free cash flow	$160,148	$248,758
Free cash flow as a percentage of revenue	4.1%	6.7%

For the six months ended June 30, 2014, we generated free cash flow of $160.1 million, representing 4.1% of revenue and 40.7% of net earnings from continuing operations, while continuing to make investments necessary to support our growth. Free cash flow generated during the period reflects typical seasonality.  Free cash flow in 2014 declined $88.6 million primarily due to $69.6 million lower cash from operating activities, which was driven by higher investments in working capital and higher income tax payments, offset by lower incentive payouts. Additionally, higher capital expenditures of $19.0 million, primarily within businesses in our Energy and Refrigeration & Food Equipment segments, contributed to the lower free cash flow in 2014 relative to the prior year performance. We expect to generate free cash flow in 2014 of approximately 11.0% of revenue, consistent with recent performance.

Net Debt to Net Capitalization

We utilize the net debt to net capitalization calculation (a non-GAAP measure) to assess our overall financial leverage and capacity and believe the calculation is useful to investors for the same reason. The following table provides a reconciliation of net debt to net capitalization to the most directly comparable GAAP measures:

Net Debt to Net Capitalization Ratio (dollars in thousands)	June 30, 2014	December 31, 2013
Current maturities of long-term debt	$2,749	$2,778
Commercial paper	48,000	226,500
Long-term debt	2,596,344	2,599,201
Total debt	2,647,093	2,828,479
Less: Cash and cash equivalents	(547,388)	(803,882)
Net debt	2,099,705	2,024,597
Add: Stockholders' equity	3,896,626	5,377,396
Net capitalization	$5,996,331	$7,401,993
Net debt to net capitalization	35.0%	27.4%

Our net debt to net capitalization ratio increased to 35.0% at June 30, 2014 from 27.4% at December 31, 2013. The increase in this ratio was driven primarily by the reduction in our net capitalization of $1.4 billion for the period primarily due to the distribution of Knowles, $317.6 million in share repurchases, and $126.4 million of dividends, offset by $374.1 million of current earnings. As described above, we also received a cash payment of $400.0 million from Knowles upon distribution on February 28, 2014, which was used to fund share repurchases and reduce commercial paper balances. Net debt increased $75.1 million during the period primarily due to a reduction in cash levels to fund acquisitions, dividend payments, and other general operating purposes.

We use commercial paper borrowings for general corporate purposes, including the funding of acquisitions and the repurchasing of our common stock.  We currently maintain an unsecured revolving credit facility with a syndicate of banks which permits borrowings up to $1 billion and expires on November 10, 2016. This facility is used primarily as liquidity back-up for our commercial paper program. We have not borrowed any funds under this facility nor do we anticipate doing so. If we were to draw down a loan, at our election, the loan would bear interest at a Eurodollar or Sterling rate based on LIBOR, plus an applicable margin ranging from 0.565% to 1.225% (subject to adjustment based on the rating accorded our senior unsecured debt by S&P and Moody’s) or at a base rate pursuant to a formula defined in the facility. Under this facility, we are required to maintain an interest coverage ratio of EBITDA to consolidated net interest expense of not less than 3.0 to 1. We were in compliance with this covenant and our other long-term debt covenants at June 30, 2014 and had a coverage ratio of 12.1 to 1. We are not aware of any potential impairment to our liquidity and expect to remain in compliance with all of our debt covenants.

We also have a current shelf registration statement filed with the SEC that allows for the issuance of additional debt securities that may be utilized in one or more offerings on terms to be determined at the time of the offering. Net proceeds of any offering would be used for general corporate purposes, including repayment of existing indebtedness, capital expenditures and acquisitions.

At June 30, 2014, our cash and cash equivalents totaled $547.4 million, of which $500.3 million was held outside the United States. Cash and equivalents are invested in highly liquid investment-grade money market instruments and bank deposits with maturities of three months or less. We regularly invest cash in excess of near-term requirements in money market instruments or short-term investments, which consist of investment grade time deposits with original maturity dates at the time of purchase of no greater than three months.

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

At June 30, 2014, we have an outstanding floating-to-floating cross currency swap agreement for a total notional amount of $50.0 million in exchange for CHF 65.1 million, which matures on October 15, 2015. This transaction continues to hedge a portion of our net investment in CHF-denominated operations. The agreement qualifies as a net investment hedge and the effective portion of the change in fair value is reported within the cumulative translation adjustment section of other comprehensive income. The fair value at June 30, 2014 reflected a loss of $23.7 million due to the strengthening of the Swiss franc relative to the U.S. dollar over the term of this arrangement.

Critical Accounting Policies and Estimates

Our condensed consolidated financial statements and related public financial information are based on the application of GAAP requires the use of estimates, assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue and expense amounts reported.  These estimates can also affect supplemental information contained in our public disclosures, including information regarding contingencies, risk and our financial condition. We believe our use of estimates and underlying accounting assumptions conform to GAAP and are consistently applied.  We review valuations based on estimates for reasonableness on a consistent basis.

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

Special Notes Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q, especially "Management's Discussion and Analysis of Financial Condition and Results of Operations," contains “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. Such statements relate to, among other things, operating and strategic plans, income, earnings, cash flows, changes in operations, operating improvements, industries in which Dover businesses operate and the U.S. and global economies. Forward-looking statements may be indicated by words or phrases such as “anticipates,” “expects,” “believes,” “indicates,” “suggests,” “will,” “plans,” “supports,” “projects,” “should,” “would,” “could,” “forecast” and “management is of the opinion,” or the use of the future tense and similar words or phrases. Forward-looking statements are subject to inherent risks and uncertainties that could cause actual results to differ materially from current expectations, including, but not limited to, the ability of Dover's businesses to expand into new geographic markets, particularly outside of North America and Europe; Dover's ability to identify and successfully consummate value-adding acquisition opportunities; Dover's ability to achieve expected savings from integration and synergies from existing businesses and future acquisitions, and other cost-control initiatives, such as lean and productivity programs; changes in customer demand or the impact of loss of a significant customer, or loss or non-renewal of significant contracts; the ability of Dover's businesses to develop and launch new products, timing of such launches and risks relating to market acceptance by customers; the relative mix of products and services which impacts margins and operating efficiencies; economic conditions generally and changes in economic conditions globally and in markets served by Dover businesses, including well activity, US industrials activity and the status of economic recovery in Europe; the impact of natural disasters and their effect on global supply chains and energy markets; instability in countries where Dover conducts business; increased competition and pricing pressures in the markets served by Dover's businesses; the impact of loss of a single-source manufacturing facility on our businesses that use the facility; short-term capacity constraints; increases in the cost of raw materials; domestic and foreign governmental and public policy changes or developments, including environmental regulations, conflict minerals disclosure requirements, and tax policies (including domestic and international export subsidy programs, R&E credits and other similar programs); protection and validity of patent and other intellectual property rights; the impact of regulation and regulatory and legal matters and legal compliance risks; the impact of interest rate and currency exchange rate fluctuations; conditions and events affecting domestic and global financial and capital markets; possible future terrorist threats and their effect on the worldwide economy; and a downgrade in Dover's credit ratings which, among other matters, could make obtaining financing more difficult and costly. Readers are cautioned not to place undue reliance on such forward-looking statements. These forward-looking statements speak only as of the date made. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There has been no significant change in our exposure to market risk during the six months ended June 30, 2014. For a discussion of our exposure to market risk, refer to Item 7A, Quantitative and Qualitative Disclosures about Market Risk, contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

Item 4. Controls and Procedures

At the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2014.

During the second quarter of 2014, there were no changes in the Company’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. In making its assessment of changes in internal control over financial reporting as of June 30, 2014, management has excluded all companies acquired in purchase business combinations during the twelve months ended June 30, 2014.  The Company is currently assessing the control environments of these acquisitions. These companies are wholly-owned by the Company and their total revenue for the six months ended June 30, 2014 represents approximately 2.2% of the Company’s consolidated revenue for the same period. Their excluded assets represent approximately 1.9% of the Company’s consolidated assets at June 30, 2014.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

See Part I, Notes to unaudited Condensed Consolidated Financial Statements, Note 13 Commitments and Contingent Liabilities.

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 ("Form 10-K").

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable.

(b)	Not applicable.

(c)	The table below presents shares of Dover stock that we acquired during the quarter.

				Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased under the Plans or Programs (2)
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	May 2012 Program	November 2012 Program
April 1 to April 30	—	$—	—	3,908,289	$—
May 1 to May 31	289,930	86.25	289,930	3,618,359	—
June 1 to June 30	—	—	—	3,618,359	—
For the Second Quarter	289,930	$86.25	289,930	3,618,359	$—

(1)
In May 2012, the Board of Directors renewed its standing authorization of the Company's share repurchase program, on terms consistent with its prior five-year authorization which expired at that time. This renewal authorizes the repurchase of up to 10,000,000 shares of the Company's common stock during the five-year period ending May 2017. We repurchased 289,930 shares under this program during the second quarter.

(2)
As of June 30, 2014, the number of shares still available for repurchase under the May 2012 share repurchase authorization was 3,618,359. In November 2012, the Board of Directors approved a $1 billion share repurchase program authorizing repurchases of Dover's common stock over the following 12 to 18 months. This program was completed in the first quarter of 2014.

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

101
The following materials from Dover Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 formatted in XBRL (eXtensible Business Reporting Language):  (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Statements of Comprehensive Earnings, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statement of Shareholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report on Form
10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

DOVER CORPORATION

Date:	July 17, 2014	/s/ Brad M. Cerepak
Brad M. Cerepak,
Senior Vice President & Chief Financial Officer
(Principal Financial Officer)

Date:	July 17, 2014	/s/ Raymond T. McKay Jr.
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

101
The following materials from Dover Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 formatted in XBRL (eXtensible Business Reporting Language):  (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Statements of Comprehensive Earnings, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statement of Shareholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements.