Form 10-Q
period 2014-09-30
DOVER Corp
filed 2014-10-16
CIK 29905

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

or

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

The number of shares outstanding of the Registrant’s common stock as of October 9, 2014 was 165,362,322.

Dover Corporation
Form 10-Q

Item 1. Financial Statements

DOVER CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(in thousands, except per share figures)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenue	$2,092,467	$1,940,211	$6,024,852	$5,636,599
Cost of goods and services	1,290,625	1,183,864	3,690,384	3,442,816
Gross profit	801,842	756,347	2,334,468	2,193,783
Selling and administrative expenses	442,709	408,264	1,351,106	1,260,321
Operating earnings	359,133	348,083	983,362	933,462
Interest expense, net	31,239	30,236	95,871	90,752
Other (income) expense, net	(803)	177	(6,489)	(1,065)
Earnings before provision for income taxes and discontinued operations	328,697	317,670	893,980	843,775
Provision for income taxes	95,872	91,435	267,388	192,269
Earnings from continuing operations	232,825	226,235	626,592	651,506
(Loss) earnings from discontinued operations, net	(981)	42,879	(20,651)	157,660
Net earnings	$231,844	$269,114	$605,941	$809,166

Earnings per share from continuing operations:
Basic	$1.40	$1.33	$3.74	$3.79
Diluted	$1.38	$1.31	$3.69	$3.75

(Loss) earnings per share from discontinued operations:
Basic	$(0.01)	$0.25	$(0.12)	$0.92
Diluted	$(0.01)	$0.25	$(0.12)	$0.91

Net earnings per share:
Basic	$1.40	$1.58	$3.62	$4.71
Diluted	$1.38	$1.56	$3.57	$4.65

Dividends paid per common share	$0.40	$0.375	$1.15	$1.075

See Notes to Condensed Consolidated Financial Statements

DOVER CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Net earnings	$231,844	$269,114	$605,941	$809,166

Other comprehensive (loss) earnings, net of tax
Foreign currency translation adjustments:
Foreign currency translation (losses) gains during period	(70,369)	61,800	(76,771)	19,605
Reclassification of foreign currency translation (gains) losses to earnings upon sale of subsidiaries	(8,406)	—	(8,406)	2,905
Total foreign currency translation	(78,775)	61,800	(85,177)	22,510

Pension and other postretirement benefit plans:
Actuarial gains arising during period	—	80,455	—	80,455
Prior service cost arising during period	—	(121)	—	(121)
Amortization of actuarial losses included in net periodic pension cost	1,287	2,737	4,172	10,491
Amortization of prior service costs included in net periodic pension cost	1,516	1,436	4,300	4,286
Total pension and other postretirement benefit plans	2,803	84,507	8,472	95,111

Changes in fair value of cash flow hedges:
Unrealized net (losses) gains arising during period	(466)	106	(861)	200
Net losses (gains) reclassified into earnings	169	(401)	(20)	(313)
Total cash flow hedges	(297)	(295)	(881)	(113)

Other	927	115	1,546	280

Other comprehensive (loss) earnings	(75,342)	146,127	(76,040)	117,788

Comprehensive earnings	$156,502	$415,241	$529,901	$926,954

See Notes to Condensed Consolidated Financial Statements.

DOVER CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)

	September 30, 2014	December 31, 2013
Current assets:
Cash and cash equivalents	$706,234	$803,882
Receivables, net of allowances of $18,240 and $18,677	1,338,586	1,133,694
Inventories, net	908,048	777,830
Prepaid and other current assets	105,299	63,747
Deferred tax assets	58,164	63,935
Total current assets	3,116,331	2,843,088
Property, plant and equipment, net	818,730	818,863
Goodwill	3,446,317	3,280,993
Intangible assets, net	1,327,232	1,294,177
Other assets and deferred charges	239,689	197,243
Assets of discontinued operations	10,887	2,432,286
Total assets	$8,959,186	$10,866,650

Current liabilities:
Notes payable and current maturities of long-term debt	$153,066	$229,278
Accounts payable	649,805	548,715
Accrued compensation and employee benefits	254,607	273,404
Accrued insurance	98,781	92,600
Other accrued expenses	230,400	228,985
Federal and other taxes on income	7,305	49,661
Total current liabilities	1,393,964	1,422,643
Long-term debt	2,570,257	2,599,201
Deferred income taxes	533,994	485,344
Other liabilities	458,301	477,748
Liabilities of discontinued operations	80,731	504,318
Stockholders' equity:
Total stockholders' equity	3,921,939	5,377,396
Total liabilities and stockholders' equity	$8,959,186	$10,866,650

See Notes to Condensed Consolidated Financial Statements

DOVER CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)
(unaudited)

	Common Stock $1 Par Value	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Earnings (Loss)	Treasury Stock	Total Stockholders' Equity
Balance at December 31, 2013	$255,320	$871,575	$7,954,536	$67,723	$(3,771,758)	$5,377,396
Net earnings	—	—	605,941	—	—	605,941
Dividends paid	—	—	(192,633)	—	—	(192,633)
Separation of Knowles Corporation	—	—	(1,396,620)	(26,695)	—	(1,423,315)
Common stock issued for the exercise of stock options and SARs	511	(15,746)	—	—	—	(15,235)
Tax benefit from the exercise of stock options and SARs	—	13,703	—	—	—	13,703
Share-based compensation expense	—	24,710	—	—	—	24,710
Common stock acquired	—	(983)	—	—	(391,605)	(392,588)
Other comprehensive loss, net of tax	—	—	—	(76,040)	—	(76,040)
Balance at September 30, 2014	$255,831	$893,259	$6,971,224	$(35,012)	$(4,163,363)	$3,921,939

Preferred Stock: $100 par value per share; 100,000 shares authorized; no shares issued.

See Notes to Condensed Consolidated Financial Statements

DOVER CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2014	2013
Operating Activities of Continuing Operations
Net earnings	$605,941	$809,166

Adjustments to reconcile net earnings to cash from operating activities:
Loss (earnings) from discontinued operations, net	20,651	(157,660)
Depreciation and amortization	235,142	215,110
Share-based compensation	24,710	23,384
Cash effect of changes in assets and liabilities:
Accounts receivable	(205,484)	(188,601)
Inventories	(106,468)	(50,740)
Prepaid expenses and other assets	(16,566)	(4,610)
Accounts payable	87,284	61,273
Accrued compensation and employee benefits	(23,886)	(36,634)
Accrued expenses and other liabilities	2,689	(12,749)
Contributions to domestic employee benefit plans	—	(9,000)
Accrued and deferred taxes, net	(67,423)	(59,811)
Other, net	(24,454)	(691)
Net cash provided by operating activities of continuing operations	532,136	588,437

Investing Activities of Continuing Operations
Additions to property, plant and equipment	(112,639)	(97,987)
Acquisitions (net of cash and cash equivalents acquired)	(365,550)	(118,990)
Proceeds from the sale of property, plant and equipment	10,053	8,406
Proceeds from the sale of businesses	178,112	3,756
Other	(21,766)	2,001
Net cash used in investing activities of continuing operations	(311,790)	(202,814)

Financing Activities of Continuing Operations
Cash received from Knowles Corporation, net of cash distributed	359,837	—
Purchase of common stock	(392,588)	(407,862)
Proceeds from exercise of share-based awards, including tax benefits	18,268	35,308
Payments to settle employee tax obligations on exercise of share-based awards	(19,800)	(28,478)
Dividends paid to stockholders	(192,633)	(184,111)
Change in commercial paper and notes payable, net	(75,980)	61,308
Reduction of long-term debt	(1,613)	—
Net cash used in financing activities of continuing operations	(304,509)	(523,835)

Cash Flows from Discontinued Operations
Net cash provided by operating activities of discontinued operations	18,728	142,373
Net cash used in investing activities of discontinued operations	(13,596)	(64,244)
Net cash provided by discontinued operations	5,132	78,129

Effect of exchange rate changes on cash and cash equivalents	(18,617)	(169)

Net decrease in cash and cash equivalents	(97,648)	(60,252)
Cash and cash equivalents at beginning of period	803,882	800,076
Cash and cash equivalents at end of period	$706,234	$739,824

See Notes to Condensed Consolidated Financial Statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements, in accordance with Securities and Exchange Commission (“SEC”) rules for interim periods, do not include all of the information and notes for complete financial statements as required by accounting principles generally accepted in the United States of America. As such, the accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Dover Corporation (“Dover” or the “Company”) Annual Report on Form 10-K for the year ended December 31, 2013, which provides a more complete understanding of the Company’s accounting policies, financial position, operating results, business, properties, and other matters.  The year-end condensed consolidated balance sheet was derived from audited financial statements.  Certain amounts in the prior year have been reclassified to conform to the current year presentation.

During the first quarter of 2014, the Company announced the realignment of its businesses into a new segment structure, consisting of four segments, organized around its key end markets to better focus on growth strategies. See Note 16 Segment Information for additional information about the new segments, including segment results for the three and nine months ended September 30, 2014 and 2013.

As discussed in Note 4 Discontinued Operations, the Company sold a business in the third quarter of 2014.  Therefore, the Company has classified the results of operations of this business as discontinued operations for all periods presented. In addition, as described in Note 2 Spin-Off of Knowles Corporation below, the historical results of Knowles, including the results of operations, cash flows, and related assets and liabilities have been reclassified to discontinued operations for all periods presented herein.

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

The following is a summary of the assets and liabilities distributed to Knowles as part of the separation on February 28, 2014:

Assets:
Cash and cash equivalents	$40,163
Other current assets	340,945
Non-current assets	1,678,820
$2,059,928

Liabilities:
Current liabilities	$252,673
Non-current liabilities	383,940
$636,613

Net assets distributed to Knowles Corporation	$1,423,315

Knowles incurred $100,000 of borrowings under its revolving credit facility and $300,000 of borrowings under its term loan facility to finance a cash payment of $400,000 to Dover immediately prior to the distribution. Dover received net cash of $359,837 upon separation, which reflects $40,163 of cash held by Knowles on the distribution date and retained by it in connection with its separation from Dover. Dover utilized the net proceeds from Knowles to pay down commercial paper and to repurchase shares of its common stock in the first quarter of 2014.

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

3. Acquisitions

The following acquisitions were made during the nine months ended September 30, 2014.

2014 Acquisitions
Date	Type	Company / Product Line Acquired	Location (Near)	Segment
January 1	Stock	Heidelberg CSAT GmbH	Germany	Engineered Systems
Manufacturer of digital printing systems that are installed in-packaging-line for the identification of pharmaceutical and medical products.

February 3	Stock	MS Printing Solutions	Italy	Engineered Systems
Manufacturer of innovative digital ink jet printing systems for the textile and specialty material industries.

June 11	Asset	Timberline Manufacturing Company	Beaumont, Texas	Energy
Manufacturer of chemical injection and metering solutions for oil and gas producers.

July 30	Stock	WellMark Holdings, Inc.	Oklahoma City, Oklahoma	Energy
Manufacturer of valves, instrumentation, and chemical injection pumps serving the oil and gas industry.

July 31	Asset	SweatMiser	McDonough, Georgia	Refrigeration & Food Equipment
Manufacturer of anti-sweat controllers for doors in the refrigeration industry.

August 25	Stock / Asset	Liquip International	Australia	Fluids
Manufacturer of fluid handling solutions, loading arms, tank truck valves and fittings, electronic measurement systems for tank trucks, fuel filtration systems, and aviation fueling components and services.

The Company acquired these businesses in six separate transactions for net cash consideration of $365,550. The following presents the allocation of acquisition cost to the assets acquired and liabilities assumed, based on their estimated fair values:

Current assets, net of cash acquired	$72,619
Property, plant and equipment	6,610
Goodwill	205,656
Intangible assets	166,685
Current liabilities	(34,103)
Non-current liabilities	(51,917)
Net assets acquired	$365,550

The amounts assigned to goodwill and major intangible asset classifications for the 2014 acquisitions are as follows:

	Amount allocated	Useful life (in years)
Goodwill - Tax deductible	$12,042	na
Goodwill - Non deductible	193,614	na
Customer intangibles	134,116	13
Trademarks	14,087	12
Technology	3,267	10
Other intangibles	15,215	7
	$372,341

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)

The businesses were acquired to complement and expand upon existing operations within the Energy, Fluids and Refrigeration & Food Equipment segments and the Printing & Identification platform of the Engineered Systems segment. The goodwill identified by these acquisitions reflects the benefits expected to be derived from product line expansion and operational synergies.  Upon consummation of the acquisitions, each of these entities is now wholly-owned by Dover.

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

The unaudited condensed consolidated statements of earnings include the results of these businesses from the dates of acquisition.  The aggregate revenue of the 2014 acquisitions included in the Company’s consolidated revenue totaled $43,500 and $79,900 for the three and nine months ended September 30, 2014, respectively. The aggregate earnings of the 2014 acquisitions included in the Company’s consolidated pre-tax earnings totaled $4,200 and $3,100 for the three and nine months ended September 30, 2014, respectively.

Pro Forma Information

The following unaudited pro forma information illustrates the effect on the Company’s revenue and earnings from continuing operations for the three and nine months ended September 30, 2014 and 2013, assuming that the 2014 and 2013 acquisitions had taken place at the beginning of the prior year. As a result, the supplemental pro forma earnings for the three and nine months ended September 30, 2014 reflect adjustments to earnings from continuing operations as reported in the Unaudited Condensed Consolidated Statements of Earnings to exclude $2,527 and $3,723 for nonrecurring expense related to the fair value adjustments to acquisition-date inventory (after-tax) and $874 and $2,432 of acquisition-related costs (after tax) and to reflect such items in 2013. The 2014 and 2013 supplemental pro forma earnings are also adjusted to reflect the comparable impact of additional depreciation and amortization expense (net of tax) resulting from the fair value measurement of tangible and intangible assets relating to 2014 and 2013 acquisitions.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenue from continuing operations:
As reported	$2,092,467	$1,940,211	$6,024,852	$5,636,599
Pro forma	2,103,041	2,017,881	6,093,575	5,887,229
Earnings from continuing operations:
As reported	$232,825	$226,235	$626,592	$651,506
Pro forma	237,010	230,382	638,159	654,180
Basic earnings per share from continuing operations:
As reported	$1.40	$1.33	$3.74	$3.79
Pro forma	1.43	1.35	3.81	3.81
Diluted earnings per share from continuing operations:
As reported	$1.38	$1.31	$3.69	$3.75
Pro forma	1.41	1.33	3.76	3.76

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)

4. Discontinued Operations

The results of discontinued operations for the nine months ended September 30, 2014 and the three and nine months ended September 30, 2013 include the historical results of Knowles prior to its distribution on February 28, 2014. Costs incurred by Dover to complete the spin-off of Knowles totaled $327 and $10,637 for the three months ended September 30, 2014 and 2013, respectively, and $27,055 and $13,959 for the nine months ended September 30, 2014 and 2013, respectively. See also Note 2 Spin-off of Knowles Corporation.

Additionally, the results of discontinued operations reflect the net earnings of certain non-core businesses serving the electronic assembly and test markets that have been previously sold. The Company completed the sale of one of these businesses, Everett Charles Technologies ("ECT"), in the fourth quarter of 2013. Earnings from discontinued operations for the nine months ended September 30, 2014 include an after-tax gain of $3,224 on the sale of ECT upon receipt of a working capital settlement of $4,482 in the second quarter. Earnings from discontinued operations for the nine months ended September 30, 2013 include net earnings of ECT prior to disposal, as well as a goodwill impairment charge of $54,532 ($44,188 after tax) to write down the carrying value of ECT to its estimated fair value at the time, based on the current sales price. Additionally, the Company recognized a benefit of $25,520 in 2013 as a result of the elimination of certain deferred tax liabilities in connection with a change in the expected manner of disposing of the electronic test and assembly businesses.

On July 2, 2014, the Company completed the sale of DEK International, the remaining business classified as held for sale, for total proceeds of $174,897, of which $173,630 has been received to date in cash. The sale of this business resulted in an after-tax loss on sale of $6,885, of which a loss of $7,201was recorded in the second quarter of 2014 to write down the carrying value of this business to fair value, based on estimated net proceeds at the time.

The benefit from income taxes for the three and nine months ended September 30, 2013 includes $1,971 and $54,425, respectively, of discrete tax benefits principally related to the conclusion of certain federal, state, and international tax audits.

Summarized results of the Company’s discontinued operations are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenue	$—	$419,527	$239,237	$1,195,277

Gain (loss) on sale and impairments, net of tax	512	—	(3,661)	(18,668)

(Loss) earnings from operations before taxes	(355)	53,020	(16,118)	129,669
(Provision for) benefit from income taxes	(1,138)	(10,141)	(872)	46,659
(Loss) earnings from operations, net of tax	(1,493)	42,879	(16,990)	176,328

(Loss) earnings from discontinued operations, net of tax	$(981)	$42,879	$(20,651)	$157,660

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)

Assets and liabilities of discontinued operations are summarized below:

	September 30, 2014	December 31, 2013
Assets of Discontinued Operations:
Accounts receivable	$—	$346,486
Inventories, net	—	166,948
Prepaid and other current assets	8,512	79,356
Total current assets	8,512	592,790
Property, plant and equipment, net	297	370,586
Goodwill and intangible assets, net	—	1,425,909
Other assets and deferred charges	2,078	43,001
Total assets	$10,887	$2,432,286

Liabilities of Discontinued Operations:
Accounts payable	$17,498	$252,605
Other current liabilities	12,297	99,009
Total current liabilities	29,795	351,614
Deferred income taxes	19,217	78,723
Other liabilities	31,719	73,981
Total liabilities	$80,731	$504,318

At September 30, 2014, the assets and liabilities of discontinued operations relate to tax-related accruals and unrecognized benefits, as well as other accruals for compensation, legal, environmental, and warranty contingencies, relating to businesses that were sold in prior years, none of which are individually significant. At December 31, 2013, these balances also reflect the historical assets and liabilities of Knowles, which was spun off in the first quarter of 2014, and DEK, which was sold in the third quarter of 2014.

5. Inventories, net

	September 30, 2014	December 31, 2013
Raw materials	$389,530	$361,880
Work in progress	184,980	145,789
Finished goods	463,145	400,281
Subtotal	1,037,655	907,950
Less reserves	(129,607)	(130,120)
Total	$908,048	$777,830

6. Property, Plant and Equipment, net

	September 30, 2014	December 31, 2013
Land	$57,023	$58,407
Buildings and improvements	558,102	536,143
Machinery, equipment and other	1,742,897	1,696,070
	2,358,022	2,290,620
Less accumulated depreciation	(1,539,292)	(1,471,757)
Total	$818,730	$818,863

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

The following table provides the changes in carrying value of goodwill by segment for the nine months ended September 30, 2014:

	Energy	Engineered Systems	Fluids	Refrigeration & Food Equipment	Total
Balance at December 31, 2013	$727,972	$1,374,036	$721,577	$457,408	$3,280,993
Reallocation due to realignment and separation	—	(10,754)	(117,419)	108,424	(19,749)
Acquisitions	101,697	77,670	25,267	1,022	205,656
Purchase price adjustments	2,474	—	8,877	—	11,351
Foreign currency translation and other	(3,343)	(11,680)	(14,502)	(2,409)	(31,934)
Balance at September 30, 2014	$828,800	$1,429,272	$623,800	$564,445	$3,446,317

During the nine months ended September 30, 2014, the Company recorded adjustments totaling $11,351 to goodwill relating to the finalization of the purchase price allocation to assets acquired and liabilities assumed for the 2013 acquisitions. The Company will continue to refine its estimates of fair value to allocate the purchase price more accurately; however, any such revisions are not expected to be significant.

The following table provides the gross carrying value and accumulated amortization for each major class of intangible asset:

	September 30, 2014		December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Trademarks	$138,540	$41,920	$126,634	$34,232
Patents	155,319	107,888	154,236	102,804
Customer Intangibles	1,410,036	515,009	1,288,483	433,179
Unpatented Technologies	93,672	43,708	80,483	35,891
Drawings & Manuals	37,848	12,575	41,800	10,462
Distributor Relationships	72,514	38,295	72,514	35,447
Other	32,085	23,070	33,832	21,664
Total	1,940,014	782,465	1,797,982	673,679
Unamortized intangible assets:
Trademarks	169,683		169,874
Total intangible assets, net	$1,327,232		$1,294,177

Amortization expense totaled $38,372 and $34,969 for the three months ended September 30, 2014 and 2013, respectively. For the nine months ended September 30, 2014 and 2013, amortization expense was $118,201 and $103,509, respectively.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)

8. Restructuring Activities

The following table details restructuring charges incurred by segment for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Energy	$214	$124	$1,704	$1,250
Engineered Systems	813	1,969	4,024	2,661
Fluids	457	30	995	356
Refrigeration & Food Equipment	—	455	10	4,320
Corporate	603	—	1,760	—
Total	$2,087	$2,578	$8,493	$8,587

These amounts are classified in the unaudited Condensed Consolidated Statements of Earnings as follows:

Cost of goods and services	$(881)	$(1,197)	$1,888	$3,801
Selling and administrative expenses	2,968	3,775	6,605	4,786
Total	$2,087	$2,578	$8,493	$8,587

The restructuring expenses of $2,087 and $8,493 incurred in the three and nine months ended September 30, 2014, respectively, related to restructuring programs initiated during 2014 and 2013. These programs are designed to better align the Company's operations with current market conditions through targeted facility consolidations, headcount reductions and other measures to further optimize operations. The Company currently expects full-year 2014 restructuring expenses of approximately $10.0 million related to these programs. We expect the programs currently underway to be substantially completed in the next twelve to eighteen months.

The $2,087 of restructuring charges incurred during the third quarter of 2014 included the following items:

•	The Energy segment incurred restructuring charges of $214 related principally to a facility consolidation in its businesses serving the compression markets.

•
The Engineered Systems segment recorded $813 of restructuring charges relating to facility consolidations within the Industrials platform, as well as actions taken to optimize costs related to marketing and administrative functions within the Printing & Identification platform.

•	The Fluids segment recorded $457 of restructuring charges principally related to severance for those businesses serving the fluid transfer markets.

•
Corporate restructuring charges of $603 resulted from the Company's decision to realign its businesses into a new segment structure in the first quarter of 2014 following the spin-off of Knowles. Nonrecurring charges related to this realignment, primarily severance expense, are not expected to be significant in total.

The following table details the Company’s severance and other restructuring accrual activity:

	Severance	Exit	Total
Balance at December 31, 2013	$2,918	$2,466	$5,384
Restructuring charges	4,522	3,971	8,493
Payments	(5,623)	(5,119)	(10,742)
Other, including foreign currency	(573)	205	(368)
Balance at September 30, 2014	$1,244	$1,523	$2,767

The accrual balance at September 30, 2014 primarily reflects restructuring plans initiated during the year, as well as ongoing lease commitment obligations for facilities closed in earlier periods.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)

9. Borrowings

Borrowings consist of the following:

	September 30, 2014	December 31, 2013
Short-term
Current portion of long-term debt	$2,566	$2,778
Commercial paper	150,500	226,500
	$153,066	$229,278

	September 30, 2014	December 31, 2013
Long-term
4.875% 10-year notes due October 15, 2015	$299,786	$299,638
5.45% 10-year notes due March 15, 2018	348,845	348,598
2.125% 7-year notes due December 1, 2020 (euro-denominated)	381,856	411,500
4.30% 10-year notes due March 1, 2021	449,833	449,813
6.65% 30-year debentures due June 1, 2028	199,509	199,483
5.375% 30-year debentures due October 15, 2035	296,645	296,526
6.60% 30-year notes due March 15, 2038	247,926	247,859
5.375% 30-year notes due March 1, 2041	345,790	345,671
Other	2,633	2,891
Total long-term debt	2,572,823	2,601,979
Less current installments	(2,566)	(2,778)
	$2,570,257	$2,599,201

The Company maintains a $1.0 billion unsecured revolving credit facility that expires on November 10, 2016.  The Company primarily uses this facility as liquidity back-up for its commercial paper program and has not drawn down any loans under the $1.0 billion facility and does not anticipate doing so. The Company generally uses commercial paper borrowings for general corporate purposes, funding of acquisitions and the repurchases of its common stock. Under the credit facility, the Company is required to maintain an interest coverage ratio of EBITDA to consolidated net interest expense of not less than 3.0 to 1.  The Company was in compliance with this covenant and its other long-term debt covenants at September 30, 2014, and it expects to remain in compliance with all of its debt covenants.

On December 4, 2013, the Company issued €300.0 million of 2.125% euro-denominated notes due 2020. The proceeds of $403,776 from the sale of the notes, net of discounts and issuance costs, were used to repay commercial paper.

Interest expense and interest income for the three and nine months ended September 30, 2014 and 2013 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Interest expense	$32,509	$30,994	$99,150	$92,852
Interest income	(1,270)	(758)	(3,279)	(2,100)
Interest expense, net	$31,239	$30,236	$95,871	$90,752

Letters of Credit

As of September 30, 2014, the Company had approximately $152,743 outstanding in letters of credit and guarantees with financial institutions, which expire at various dates in the last quarter of 2014 through 2020. These letters of credit are primarily maintained as security for insurance, warranty, and other performance obligations.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)

10. Financial Instruments

Derivatives

The Company is exposed to market risk for changes in foreign currency exchange rates due to the global nature of its operations and certain commodity risks. In order to manage these risks the Company has hedged portions of its forecasted sales and purchases that occur within the next twelve months and are denominated in non-functional currencies, with currency forward or collar contracts designated as cash flow hedges. At September 30, 2014 and December 31, 2013, the Company had contracts with U.S. dollar equivalent notional amounts of $25,111 and $33,216, respectively, to exchange foreign currencies, principally the U.S. dollar, Canadian dollar, euro, and pound sterling. The Company believes it is probable that all forecasted cash flow transactions will occur.

In addition, the Company had outstanding contracts with a total notional amount of $56,005 and $104,688 at September 30, 2014 and December 31, 2013, respectively, that are not designated as hedging instruments. These instruments are used to reduce the Company's exposure for operating receivables and payables that are denominated in non-functional currencies.

The Company also has an outstanding floating-to-floating cross currency swap agreement for a total notional amount of $50,000 in exchange for CHF 65,100, which expires on October 15, 2015. This transaction continues to hedge a portion of the Company’s net investment in CHF-denominated operations. The agreement qualifies as a net investment hedge and the effective portion of the change in fair value is reported within the cumulative translation adjustment section of other comprehensive income. The fair values at September 30, 2014 and December 31, 2013 reflected losses of $18,250 and $23,716, respectively, due to the strengthening of the Swiss franc relative to the U.S. dollar over the term of the arrangement.

The following table sets forth the fair values of derivative instruments held by the Company as of September 30, 2014 and December 31, 2013 and the balance sheet lines in which they are recorded:

	Fair Value Asset (Liability)
	September 30, 2014	December 31, 2013	Balance Sheet Caption
Foreign currency forward / collar contracts	$814	$879	Prepaid / Other assets
Foreign currency forward / collar contracts	(822)	(168)	Other accrued expenses
Net investment hedge - cross currency swap	(18,250)	(23,716)	Other liabilities

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

Additionally, the Company has designated the €300.0 million of euro-denominated notes issued December 4, 2013 as a hedge of a portion of its net investment in euro-denominated operations. Due to the high degree of effectiveness between the hedging instruments and the exposure being hedged, fluctuations in the U.S. dollar value of the euro-denominated debt due to exchange rate changes are offset by changes in the net investment. Accordingly, changes in the value of the euro-denominated debt are recognized in the cumulative translation adjustment section of other comprehensive income to offset changes in the U.S. dollar value of the net investment in euro-denominated operations. The gain recognized from the euro net investment hedge in other comprehensive income totaled $26,357 ($17,132 after tax) and $29,722 ($19,319 after tax) for the three and nine months ended September 30, 2014, respectively.

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

The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis as of September 30, 2014 and December 31, 2013:

	September 30, 2014			December 31, 2013
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets:
Foreign currency cash flow hedges	$—	$814	$—	$—	$879	$—
Liabilities:
Foreign currency cash flow hedges	—	822	—	—	168	—
Net investment hedge derivative	—	18,250	—	—	23,716	—

In addition to fair value disclosure requirements related to financial instruments carried at fair value, accounting standards require interim disclosures regarding the fair value of all of the Company’s financial instruments.

The estimated fair value of long-term debt at September 30, 2014 and December 31, 2013 was $2,968,163 and $2,872,454, respectively, compared to the carrying value of $2,572,823 and $2,601,979, respectively. The estimated fair value of long-term debt is based on quoted market prices for similar instruments and is, therefore, classified as Level 2 within the valuation hierarchy.

The carrying values of cash and cash equivalents, trade receivables, accounts payable, and notes payable are reasonable estimates of their fair values as of September 30, 2014 and December 31, 2013 due to the short-term nature of these instruments.

11. Income Taxes

The effective tax rates for continuing operations for the three and nine months ended September 30, 2014 were 29.2% and 29.9%, respectively. Impacting these rates were favorable discrete tax items of $5,524 and $7,429 for the three and nine months ended September 30, 2014, respectively. These discrete tax items relate to the release of certain non-U.S. valuation allowances and the reassessment of the deductibility of certain non-U.S. expenses. Effective tax rates for continuing operations were 28.8% and 22.8% for the three and nine months ended September 30, 2013, respectively. These rates were impacted by favorable net discrete items totaling $7,751 and $73,571 for the three and nine months ended September 30, 2013, respectively, principally resulting from the conclusion of certain U.S. federal tax audits, as well as certain state and international tax audits, and the effect of the American Tax Relief Act of 2012 signed into law on January 2, 2013.

Excluding discrete tax items, the effective tax rates were 30.8% and 30.7% for the three and nine months ended September 30, 2014, and 31.2% and 31.5% for the three and nine months ended September 30, 2013, respectively.

Dover and its subsidiaries file tax returns in the U.S., including various state and local returns, and in other foreign jurisdictions.  We believe adequate provision has been made for all income tax uncertainties. The Company is routinely audited by taxing authorities in its filing jurisdictions, and a number of these audits are currently underway. We believe that within the next twelve months uncertain tax positions may be resolved and statutes of limitations will expire, which could result in a decrease in the gross amount of unrecognized tax benefits of approximately zero to $37,800, of which a portion will be reported as discontinued operations.

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

The performance share awards granted in 2014 are considered performance condition awards as attainment is based on Dover's performance relative to established internal metrics. The fair value of these 58,206 awards was determined using Dover's closing stock price on the date of grant of $82.51. For the nine months ended September 30, 2014, we have assumed an average attainment rate of the internal metrics of 108.6%. The expected attainment of the internal metrics for these awards will be analyzed each reporting period, and the related expense will be adjusted up or down based on expected attainment, if that attainment differs from previous estimates. The cumulative effect on current and prior periods of a change in attainment will be recognized in compensation cost in the period of change.

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

Stock-based compensation is reported within selling and administrative expenses in the accompanying unaudited Condensed Consolidated Statements of Earnings. The following table summarizes the Company’s compensation expense relating to all stock-based incentive plans:

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Pre-tax compensation expense	$8,297	$7,081	$24,710	$23,384
Tax benefit	(2,914)	(2,493)	(8,749)	(8,241)
Total stock-based compensation expense, net of tax	$5,383	$4,588	$15,961	$15,143

13. Commitments and Contingent Liabilities

Litigation

A few of the Company’s subsidiaries are involved in legal proceedings relating to the cleanup of waste disposal sites identified under federal and state statutes that provide for the allocation of such costs among “potentially responsible parties.” In each instance, the extent of the Company’s liability appears to be very small in relation to the total projected expenditures and the number of other “potentially responsible parties” involved and is anticipated to be immaterial to the Company. In addition, a few of the Company’s subsidiaries are involved in ongoing remedial activities at certain current and former plant sites, in cooperation with regulatory agencies, and appropriate reserves have been established. At September 30, 2014 and December 31, 2013, the Company has reserves totaling $29,310 and $29,786, respectively, for environmental and other matters, including private party claims for exposure to hazardous substances, that are probable and estimable.

The Company and certain of its subsidiaries are also parties to a number of other legal proceedings incidental to their businesses. These proceedings primarily involve claims by private parties alleging injury arising out of use of the Company’s products, patent infringement, employment matters, and commercial disputes. Management and legal counsel, at least quarterly, review the probable outcome of such proceedings, the costs and expenses reasonably expected to be incurred and currently accrued to-date, and the availability and extent of insurance coverage. The Company has reserves for legal matters that are probable and estimable and not otherwise covered by insurance, and at September 30, 2014 and December 31, 2013, these reserves are not significant. While it is not possible at this time to predict the outcome of these legal actions, in the opinion of management, based on the aforementioned reviews, the Company is not currently involved in any legal proceedings which, individually or in the aggregate, could have a material effect on its financial position, results of operations, or cash flows.

Warranty Accruals

Estimated warranty program claims are provided for at the time of sale. Amounts provided for are based on historical costs and adjusted new claims. The changes in the carrying amount of product warranties through September 30, 2014 and 2013 are as follows:

	2014	2013
Beginning Balance, January 1	$43,651	$40,398
Provision for warranties	42,743	39,118
Settlements made	(42,298)	(36,181)
Other adjustments, including acquisitions and currency translation	2,779	(1,241)
Ending balance, September 30	$46,875	$42,094

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

The following tables set forth the components of the Company’s net periodic expense relating to retirement benefit plans:

Qualified Defined Benefits

	Three Months Ended September 30,				Nine Months Ended September 30,
	U.S. Plan		Non-U.S. Plans		U.S. Plan		Non-U.S. Plans
	2014	2013	2014	2013	2014	2013	2014	2013
Service Cost	$3,722	$4,088	$1,282	$1,356	$11,164	$13,290	$4,327	$4,046
Interest Cost	6,314	6,247	1,710	1,664	18,943	18,491	5,716	4,957
Expected return on plan assets	(10,398)	(10,106)	(1,771)	(1,776)	(31,195)	(30,011)	(5,882)	(5,294)
Amortization:
Prior service cost	271	256	22	26	812	769	76	80
Recognized actuarial loss	2,073	3,771	183	311	6,217	14,741	626	926
Transition obligation	—	—	1	(3)	—	—	3	(10)
Other	—	—	2	2	—	—	5	4
Net periodic expense	$1,982	$4,256	$1,429	$1,580	$5,941	$17,280	$4,871	$4,709

The net periodic expense reflected above for non-U.S. plans for the three and nine months ended September 30, 2014 and 2013 excludes certain non-U.S. plans sponsored by Knowles that were reallocated as part of the separation on February 28, 2014. The historical expense relating to these plans was $0 and $59 for the three and nine months ended September 30, 2014 and $550 and $946 for the three and nine months ended September 30, 2013, respectively. The expense relating to these plans is reflected in earnings from discontinued operations.

In connection with the recent separation of Knowles, the Company offered one-time lump sum payments to Knowles employees that participated in Dover's qualified defined benefit pension plan. As of October 1, 2014, the Company had made total lump sum payments to participants in this plan during the year of $46,100. Based on the total of the lump sum payments expected to be made to both Knowles and other participants in the plan through the remainder of the year, the Company expects to record a settlement charge of approximately $9,500 in the fourth quarter of 2014. $6,000 of this settlement charge is attributable to Knowles participants and, therefore, will be included in the results of discontinued operations in the fourth quarter of 2014, with the remaining $3,500 included in the results of continuing operations. These estimates may vary based on changes in economic conditions in the fourth quarter of 2014.

Non-Qualified Supplemental Benefits

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Service Cost	$830	$1,246	$2,490	$4,604
Interest Cost	1,537	1,633	4,611	5,180
Amortization:
Prior service cost	1,944	2,045	5,831	6,040
Recognized actuarial (gain) loss	(107)	(32)	(320)	52
Settlement and curtailment gain	—	(4,411)	—	(4,411)
Net periodic expense	$4,204	$481	$12,612	$11,465

As a result of the non-qualified defined benefit plan being frozen to any future benefit accruals, effective January 1, 2024, the Company re-measured the related liability as of the interim effective date of the change (July 31, 2013). This re-measurement resulted in a decrease in the 2013 pension expense of $7,348, of which $4,411 reflected a one-time curtailment gain in the Company's non-qualified benefit plan.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)

Post-Retirement Plans

The Company also maintains post retirement benefit plans, although these plans are effectively closed to new entrants. The supplemental and post retirement benefit plans are supported by the general assets of the Company. The following table sets forth the components of the Company’s net periodic expense relating to its post-retirement benefit plans:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Service Cost	$63	$59	$187	$176
Interest Cost	156	130	470	392
Amortization:
Prior service cost	(103)	(104)	(307)	(312)
Recognized actuarial loss	14	34	40	102
Net periodic expense	$130	$119	$390	$358

The total amount amortized out of accumulated other comprehensive income into net periodic benefit expense for the three months ended September 30, 2014 and 2013 totaled $4,298 and $6,368, respectively. For the nine months ended September 30, 2014 and 2013, the total amount amortized totaled $12,978 and $22,579, respectively. The amortization included in other comprehensive income for the three and nine months ended September 30, 2013 includes $61 and $191, respectively, relating to plans sponsored by Knowles that were transfered as part of the separation in 2014.

Defined Contribution Retirement Plans

The Company also offers defined contribution retirement plans which cover the majority of its U.S. employees, as well as employees in certain other countries. The Company’s expense relating to defined contribution plans was $8,644, and $6,195 for the three months ended September 30, 2014 and 2013. For the nine months ended September 30, 2014 and 2013, expense relating to these plans was $26,571 and $21,136, respectively.

15. Other Comprehensive (Loss) Earnings

The amounts recognized in other comprehensive (loss) earnings were as follows:

	Three Months Ended			Three Months Ended
	September 30, 2014			September 30, 2013
	Pre-tax	Tax	Net of tax	Pre-tax	Tax	Net of tax
Foreign currency translation adjustments	$(67,629)	$(11,146)	$(78,775)	$60,802	$998	$61,800
Pension and other postretirement benefit plans	4,298	(1,495)	2,803	129,959	(45,452)	84,507
Changes in fair value of cash flow hedges	(457)	160	(297)	(453)	158	(295)
Other	941	(14)	927	132	(17)	115
Total other comprehensive (loss) earnings	$(62,847)	$(12,495)	$(75,342)	$190,440	$(44,313)	$146,127

	Nine Months Ended			Nine Months Ended
	September 30, 2014			September 30, 2013
	Pre-tax	Tax	Net of tax	Pre-tax	Tax	Net of tax
Foreign currency translation adjustments	$(72,861)	$(12,316)	$(85,177)	$22,510	$—	$22,510
Pension and other postretirement benefit plans	12,978	(4,506)	8,472	146,170	(51,059)	95,111
Changes in fair value of cash flow hedges	(1,355)	474	(881)	(174)	61	(113)
Other	1,708	(162)	1,546	319	(39)	280
Total other comprehensive (loss) earnings	$(59,530)	$(16,510)	$(76,040)	$168,825	$(51,037)	$117,788

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)

Total comprehensive earnings were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net earnings	$231,844	$269,114	$605,941	$809,166
Other comprehensive (loss) earnings	(75,342)	146,127	(76,040)	117,788
Comprehensive earnings	$156,502	$415,241	$529,901	$926,954

Amounts reclassified from accumulated other comprehensive earnings (loss) to earnings (loss) during the three and nine months ended September 30, 2014 and 2013 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Pension and postretirement benefit plans:
Amortization of actuarial losses	$2,164	$4,143	$6,566	$15,997
Amortization of prior service costs	2,134	2,225	6,412	6,582
Total before tax	4,298	6,368	12,978	22,579
Tax provision	(1,495)	(2,195)	(4,506)	(7,802)
Net of tax	$2,803	$4,173	$8,472	$14,777

Cash flow hedges:
Net losses (gains) reclassified into earnings	$261	$(617)	$(30)	$(481)
Tax (provision) benefit	(92)	216	10	168
Net of tax	$169	$(401)	$(20)	$(313)

The Company recognizes net periodic pension cost, which includes amortization of net actuarial losses and prior service costs, in both selling and administrative expenses and cost of goods and services, depending on the functional area of the underlying employees included in the plans.

Cash flow hedges consist mainly of foreign currency forward contracts. The Company recognizes the realized gains and losses on its cash flow hedges in the same line item as the hedged transaction, such as revenue, cost of goods and services, or selling & administrative expenses.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)

Segment financial information and a reconciliation of segment results to consolidated results follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenue:
Energy	$507,334	$467,688	$1,467,123	$1,396,273
Engineered Systems	695,244	642,205	2,043,979	1,886,956
Fluids	361,797	309,241	1,053,081	893,016
Refrigeration & Food Equipment	528,807	521,322	1,462,657	1,461,364
Intra-segment eliminations	(715)	(245)	(1,988)	(1,010)
Total consolidated revenue	$2,092,467	$1,940,211	$6,024,852	$5,636,599

Earnings from continuing operations:
Segment earnings:
Energy	$122,738	$119,086	$356,697	$347,456
Engineered Systems	119,316	111,850	324,058	297,937
Fluids	67,559	63,056	188,613	169,425
Refrigeration & Food Equipment	78,012	86,446	207,800	220,733
Total segments	387,625	380,438	1,077,168	1,035,551
Corporate expense / other (1)	27,689	32,532	87,317	101,024
Net interest expense	31,239	30,236	95,871	90,752
Earnings before provision for income taxes and discontinued operations	328,697	317,670	893,980	843,775
Provision for taxes	95,872	91,435	267,388	192,269
Earnings from continuing operations	$232,825	$226,235	$626,592	$651,506

(1)
Certain expenses are maintained at the corporate level and not allocated to the segments. These expenses include executive and functional compensation costs, non-service pension costs, non-operating insurance expenses, and various administrative expenses relating to the corporate headquarters.

17. Share Repurchases

During the nine months ended September 30, 2014, the Company repurchased 4,743,926 shares of common stock for $392,588 for an average share price of $82.76, of which 857,016 shares were purchased during the third quarter of 2014. Treasury shares increased to 90,157,342 at September 30, 2014 from a balance of 85,413,416 at December 31, 2013.

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

In May 2012, the Board of Directors renewed its standing authorization of the Company's share repurchase program, on terms consistent with its prior five-year authorization which expired at that time. This renewal authorizes the repurchase of up to 10,000,000 shares of the Company's common stock during the five-year period ending May 2017. The Company repurchased 1,146,946 shares under this authorization during the nine months ended September 30, 2014 for an average share price of $87.21. As of September 30, 2014, the approximate number of shares still available for repurchase under the May 2012 share repurchase authorization was 2,761,343.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)

18. Earnings per Share

The following table sets forth a reconciliation of the information used in computing basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Earnings from continuing operations	$232,825	$226,235	$626,592	$651,506
(Loss) earnings from discontinued operations, net	(981)	42,879	(20,651)	157,660
Net earnings	$231,844	$269,114	$605,941	$809,166

Basic earnings (loss) per common share:
Earnings from continuing operations	$1.40	$1.33	$3.74	$3.79
(Loss) earnings from discontinued operations, net	$(0.01)	$0.25	$(0.12)	$0.92
Net earnings	$1.40	$1.58	$3.62	$4.71

Weighted average shares outstanding	166,021,000	170,544,000	167,401,000	171,690,000

Diluted earnings (loss) per common share:
Earnings from continuing operations	$1.38	$1.31	$3.69	$3.75
(Loss) earnings from discontinued operations, net	$(0.01)	$0.25	$(0.12)	$0.91
Net earnings	$1.38	$1.56	$3.57	$4.65

Weighted average shares outstanding	168,343,000	172,734,000	169,761,000	173,870,000

The following table is a reconciliation of the share amounts used in computing earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Weighted average shares outstanding - Basic	166,021,000	170,544,000	167,401,000	171,690,000
Dilutive effect of assumed exercise of employee stock options and SARs and vesting of performance shares	2,322,000	2,190,000	2,360,000	2,180,000
Weighted average shares outstanding - Diluted	168,343,000	172,734,000	169,761,000	173,870,000

Diluted per share amounts are computed using the weighted-average number of common shares and, if dilutive, potential common shares outstanding during the period.  Potential common shares consist of the incremental common shares issuable upon the exercise of stock options and SARs, and vesting of performance shares and restricted shares, as determined using the treasury stock method.

The weighted average number of anti-dilutive potential common shares excluded from the calculation above were 54,130 and 10,441 for the three and nine months ended September 30, 2014. There were no anti-dilutive potential common shares excluded from the above calculation for the three and nine months ended September 30, 2013.

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

In April 2014, the FASB issued ASU 2014-08, which includes amendments that change the requirements for reporting discontinued operations and require additional disclosures about discontinued operations. Under the new guidance, only disposals representing a strategic shift in operations - that is, a major effect on the organization's operations and financial results - should be presented as discontinued operations. Additionally, the ASU requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income, and expenses of discontinued operations. This update is effective for Dover in the first quarter of 2015. The Company is currently evaluating the new guidance to determine the impact it may have on its consolidated financial statements.

Recently Adopted Accounting Standards

In July 2013, the FASB issued ASU 2013-11, which provides that an unrecognized tax benefit, or a portion thereof, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except to the extent that a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date to settle any additional income taxes that would result from disallowance of a tax position, or the tax law does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, then the unrecognized tax benefit should be presented as a liability. This standard was effective for fiscal years beginning after December 15, 2013. The Company's adoption of this standard did not have a significant impact on its consolidated financial statements.

In March 2013, the FASB issued ASU 2013-05, which permits an entity to release cumulative translation adjustments into net income when a reporting entity (parent) ceases to have a controlling financial interest in a subsidiary or group of assets that is a business within a foreign entity. Accordingly, the cumulative translation adjustment should be released into net income only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided, or, if a controlling financial interest is no longer held. The revised standard was effective for fiscal years beginning after December 15, 2013; however, early adoption is permitted. The Company's adoption of this standard did not have a significant impact on its consolidated financial statements.

In February 2013, the FASB issued ASU 2013-02 which requires additional disclosures regarding the reporting of reclassifications out of accumulated other comprehensive income. ASU 2013-02 requires an entity to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. This guidance was effective for reporting periods beginning after December 15, 2012. The Company adopted this guidance effective January 1, 2013. The Company's adoption of this standard did not have a significant impact on its consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)

20. Subsequent Events

The Company assessed events occurring subsequent to September 30, 2014 for potential recognition and disclosure in the consolidated financial statements. No events have occurred that would require adjustment to the consolidated financial statements.

Acquisitions

On October 1, 2014, Dover completed the acquisition of Accelerated Companies LLC, a supplier of artificial lift and fluid handling solutions to oil and gas production markets. The business will become a part of Dover Artificial Lift, a business unit within Dover's Energy segment. The total purchase price for this acquisition, subject to normal closing adjustments, was approximately $430,000, which was funded with commercial paper.

Share Repurchases

The Company initiated the repurchase of an additional 123,448 shares at the end of September 2014, which did not settle until October 2014. Consequently, these amounts have been excluded from share repurchases for the period and are not included in the balance of treasury shares at September 30, 2014. These share repurchases would not have materially impacted the calculation of weighted average shares outstanding nor the calculation of earnings per share.

Pension Settlement Charge

In connection with the recent separation of Knowles, the Company offered one-time lump sum payments to Knowles employees that participated in Dover's qualified defined benefit pension plan. As of October 1, 2014, the Company had made total lump sum payments to participants in this plan during the year of $46,100. Based on the total of the lump sum payments expected to be made to both Knowles and other participants in the plan through the remainder of the year, the Company expects to record a settlement charge of approximately $9,500 in the fourth quarter of 2014. $6,000 of this settlement charge is attributable to Knowles participants and, therefore, will be included in the results of discontinued operations in the fourth quarter of 2014, with the remaining $3,500 included in the results of continuing operations. These estimates may vary based on changes in economic conditions in the fourth quarter of 2014.

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

In the first quarter of 2014, Dover announced the realignment of its businesses into a new segment structure, consisting of four segments and organized around its key end markets to better focus on growth strategies. The new structure is designed also to provide increased opportunities to leverage Dover's scale and capitalize on productivity initiatives. Dover's four segments are as follows:

•
Our Energy segment, serving the Drilling & Production and Bearings & Compression end markets, is a provider of customer-driven solutions and services for safe and efficient production and processing of fuels worldwide, and has a strong presence in the bearings and compression components markets.

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

In connection with the execution of its new segment structure, the Company incurred incremental, nonrecurring charges, primarily severance expense, totaling approximately $1.8 million through September 30, 2014. The Company does not anticipate total nonrecurring charges related to the execution of its new segment structure to be significant.

The following table shows the percentage of total revenue and segment earnings generated by each of our four segments for the three months ended September 30, 2014 and 2013:

	Revenue		Segment Earnings
	Three Months Ended September 30,		Three Months Ended September 30,
	2014	2013	2014	2013
Energy	24.2%	24.1%	31.7%	31.3%
Engineered Systems	33.2%	33.1%	30.8%	29.4%
Fluids	17.3%	15.9%	17.4%	16.6%
Refrigeration & Food Equipment	25.3%	26.9%	20.1%	22.7%

Third quarter 2014 consolidated revenue of $2.1 billion increased $152.3 million, or 7.8%, as compared to the comparable prior year quarter, with an increase in organic revenue of 4.0%, a 4.0% increase in acquisition-related revenue and a 0.2% unfavorable impact due to foreign currency translation. Third quarter 2014 results were highlighted by revenue growth in all of our segments, as well as strong bookings growth of 9.9% over the prior year quarter, reflecting a strong September after some softness in July and August. Notably, our Fluids segment delivered 17.0% revenue growth, and our Energy and Engineered Systems segments revenue grew 8.5% and 8.3%, respectively, as compared to the prior year quarter. From a geographic perspective, our U.S., European and Asian markets all showed solid organic growth year over year. Conversely, Canada and Brazil declined over that same period.

Our Energy segment continued to benefit from improving well activity and an increased rig count, primarily in our core Drilling & Production markets, resulting in revenue growth of $39.6 million, or 8.5%, as compared to the prior year quarter. Bearings & Compression revenue increased as compared to the prior year quarter due to strong performance in the compression end market, partially offset by continued softness in the bearings end market. Bookings remained strong for this segment.

Within our Engineered Systems segment, we saw strong growth across both platforms driving a revenue increase of $53.0 million, or 8.3%, as compared to the prior year quarter. In our Printing & Identification platform, growth in our fast moving consumer goods market, complemented by the impact of acquisitions, resulted in strong performance. Our Industrials platform also had strong growth led by outstanding results by our auto-related businesses.

Our Fluids segment performed well, as healthy market conditions resulting from increased regulatory activity for fluid transfer products (U.S. Department of Transportation rule related to "Safe Transportation of Crude Oil and Flammable Materials"), complemented by the impact of recent acquisitions, resulted in revenue growth of $52.6 million, or 17.0%, as compared to the prior year quarter.

Our Refrigeration & Food Equipment segment revenue increased $7.5 million, or 1.4%. Our Refrigeration segment results, while positive, were negatively impacted by the timing of shipments for a large retail customer, particularly in Latin America, as well as small store formats in the U.S. Backlog growth of 16.1% for the segment reflects solid orders during the quarter, as well as the impact of customer push-outs.

We acquired a total of six businesses through the end of the third quarter for a total of $365.6 million across our four segments. In addition, on October 1, 2014, we completed the acquisition of Accelerated Companies LLC, a supplier of artificial lift and fluid handling solutions to oil and gas production markets. The business will become a part of Dover Artificial Lift, a business unit within Dover's Energy segment. The total purchase price for this acquisition, subject to normal closing adjustments, was approximately $430.0 million, which was funded with commercial paper, bringing our total investment for acquisitions this year to approximately $800.0 million.

Regarding the fourth quarter, we expect:

•	ongoing solid performance in our Energy segment driven by North American well activity and improving conditions in the compression end market;

•	continued organic growth in our Engineered Systems segment driven by strong dynamics in our Industrials platform and global growth in our Printing & Identification platform;

•	strong results in our Fluids segment from the benefits of regulatory activity for Fluid Transfer, a positive retail fueling environment and solid global markets for pumps; and

•	within our Refrigeration & Food Equipment segment, a slightly stronger seasonal pattern reflecting recovery of third quarter push outs of certain shipments in our Refrigeration market.

For full year, we expect total revenue growth of approximately 8.0%. Organic growth is anticipated to be approximately 4.0%. Completed acquisitions will now provide approximately 4.0% growth, representing a 1.0% increase from our prior forecast, principally driven by our recently completed acquisitions. While these acquisitions will have a dilutive impact in 2014, they are expected to be solidly accretive in 2015. In total, we now expect full year adjusted EPS to be within the range of $4.75 to $4.80, a $0.05 reduction to the high end of our prior guidance, largely reflecting the impact of recent acquisitions.

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

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in thousands, except per share figures)	2014	2013	% Change	2014	2013	% Change
Revenue	$2,092,467	$1,940,211	7.8%	$6,024,852	$5,636,599	6.9%
Cost of goods and services	1,290,625	1,183,864	9.0%	3,690,384	3,442,816	7.2%
Gross profit	801,842	756,347	6.0%	2,334,468	2,193,783	6.4%
Gross profit margin	38.3%	39.0%	(0.7)	38.7%	38.9%	(0.2)

Selling and administrative expenses	442,709	408,264	8.4%	1,351,106	1,260,321	7.2%
Selling and administrative as a percent of revenue	21.2%	21.0%	0.2	22.4%	22.4%	—

Interest expense, net	31,239	30,236	3.3%	95,871	90,752	5.6%
Other (income) expense, net	(803)	177	nm*	(6,489)	(1,065)	nm*

Provision for income taxes	95,872	91,435	4.9%	267,388	192,269	39.1%
Effective tax rate	29.2%	28.8%	0.4	29.9%	22.8%	7.1

Earnings from continuing operations	232,825	226,235	2.9%	626,592	651,506	(3.8)%
(Loss) earnings from discontinued operations, net	(981)	42,879	nm*	(20,651)	157,660	nm*
Earnings from continuing operations per common share - diluted	$1.38	$1.31	5.3%	$3.69	$3.75	(1.6)%
* nm - not meaningful

Revenue

Third quarter revenue increased $152.3 million, or 7.8%, as compared to the third quarter of 2013, with a 4.0% increase in organic revenue, a 4.0% increase attributable to acquisitions, and a minor unfavorable impact due to foreign currency translation. Third quarter results were driven by solid revenue growth in our Fluids, Energy and Engineered Systems segments.

Revenue for the nine months ended September 30, 2014 increased $388.3 million, or 6.9%, from the comparable 2013 period reflecting organic revenue growth of 3.6% and growth of 3.3% related to acquisitions.

Gross Profit

Gross profit for the third quarter of 2014 increased $45.5 million, or 6.0%, driven by productivity initiatives and increased volume due to industry and market expansion, partially offset by labor inflation, particularly at Energy and Engineered Systems, and higher acquisition-related depreciation and amortization of $3.3 million. Gross profit margin decreased 70 basis points as compared to the prior year quarter primarily due to higher labor costs as we completed the transition to new production sites and an unfavorable product mix.

For the nine months ended September 30, 2014, gross profit increased $140.7 million, or 6.4%, from the comparable 2013 period, while gross profit margin decreased 20 basis points to 38.7%. Increased sales volume, as well as increased productivity, were partially offset by the aforementioned unfavorable product mix and costs associated with international expansion activities.

Selling and Administrative Expenses

Selling and administrative expenses increased $34.4 million, or 8.4%, as compared to the prior year quarter. Increased headcount to support higher volumes and growth initiatives contributed to the increase quarter over quarter. Also, the prior year period included a $4.4 million one-time pension curtailment gain. Adjusting for this gain, as well as incremental acquisition-related depreciation and amortization expense, selling and administrative expenses as a percentage of revenue improved 20 basis points over the prior year.

For the nine months ended September 30, 2014, selling and administrative expenses increased $90.8 million, or 7.2%. Higher acquisition-related depreciation and amortization expense accounted for $11.2 million of the increase compared to the prior year period. Additionally, included in 2013 expense was a $6.8 million gain associated with the sale of land in Switzerland and the curtailment gain discussed above. Adjusting for these items, selling and administrative expenses as a percentage of revenue improved approximately 40 basis points.

Non-Operating Items

Interest expense, net
Net interest expense increased $1.0 million, or 3.3%, and $5.1 million, or 5.6%, for the three and nine months ended September 30, 2014, respectively, primarily due to the euro-denominated notes the Company issued in December 2013 totaling €300.0 million. These notes mature on December 1, 2020.

Other (income) expense, net
The current year quarter net other income of $0.8 million primarily related to foreign exchange gains resulting from the remeasurement and settlement of foreign currency denominated balances. The prior year quarter net other expense of $0.2 million was largely driven by $3.4 million related to insurance settlements for property damage at two locations, which were more than offset by foreign exchange losses and other unfavorable nonrecurring items.

Net other income of $6.5 million for the current year to date included $6.0 million of income related to an insurance settlement for property damage and acquisition termination fees. These items were partially offset by foreign exchange losses of $2.2 million resulting from the remeasurement and settlement of foreign currency denominated balances. Additionally, the current year to date amount included several nonrecurring items totaling $2.7 million of income, none of which were individually significant. The prior year to date net other income of $1.1 million consisted primarily of the aforementioned insurance settlements, offset by foreign exchange losses.

Income Taxes

The effective tax rates for continuing operations for the three and nine months ended September 30, 2014 were 29.2% and 29.9%, respectively. Impacting these rates were favorable discrete tax items of $5.5 million and $7.4 million for the three and nine months ended September 30, 2014, respectively. Effective tax rates for continuing operations were 28.8% and 22.8% for the three and nine months ended September 30, 2013, respectively. These rates were impacted by favorable net discrete items totaling $7.8 million and $73.6 million for the three and nine months ended September 30, 2013, respectively, principally resulting from the conclusion of certain U.S. federal tax audits, as well as certain state and international tax audits, and the effect of the American Tax Relief Act of 2012 signed into law on January 2, 2013.

Excluding discrete tax items, the effective tax rates were 30.8% and 30.7% for the three and nine months ended September 30, 2014, and 31.2% and 31.5% for the three and nine months ended September 30, 2013, respectively.

Dover and its subsidiaries file tax returns in the U.S., including various state and local returns, and in other foreign jurisdictions.  We believe adequate provision has been made for all income tax uncertainties. The Company is routinely audited by taxing authorities in its filing jurisdictions, and a number of these audits are currently underway. We believe that within the next twelve months uncertain tax positions may be resolved and statutes of limitations will expire, which could result in a decrease in the gross amount of unrecognized tax benefits of approximately zero to $37.8 million, of which a portion will be reported as discontinued operations.

Earnings from Continuing Operations

Earnings from continuing operations for three months ended September 30, 2014 increased 2.9% to $232.8 million, or $1.38 diluted earnings per share, and decreased 3.8% to $626.6 million, or $3.69 diluted earnings per share for the nine months ended September 30, 2014. Excluding discrete tax benefits recognized in both the current and prior year periods, earnings from continuing operations increased 4.0% and 7.1% for the three and nine months ended September 30, 2014, respectively. The increase in earnings from continuing operations is primarily the result of higher revenues, offset in part by higher acquisition-related expenses, including depreciation and amortization. The increase in earnings per share reflects the increase in earnings, as well as lower weighted average shares outstanding for the 2014 period relative to the 2013 period.

Discontinued Operations

Management evaluates Dover’s businesses periodically for their strategic fit within Dover’s operations. Accordingly, the results of discontinued operations for the nine months ended September 30, 2014 and the three and nine months ended September 30, 2013 include the historical results of Knowles prior to its distribution on February 28, 2014. Costs incurred by Dover to complete the spin-off of Knowles totaled $0.3 million and $10.6 million for the three months ended September 30, 2014 and 2013, respectively, and $27.1 million and $14.0 million for the nine months ended September 30, 2014 and 2013, respectively, bringing the total one-time costs associated with the spin-off to $57.1 million.

Additionally, the results of discontinued operations reflect the net earnings of certain non-core businesses serving the electronic assembly and test markets that are either held for sale or have been previously sold. The Company completed the sale of one of these businesses, Everett Charles Technologies, in the fourth quarter of 2013. The Company completed the sale of the remaining business, DEK International, in the third quarter of 2014. The Company recorded a loss on the sale of DEK of $6.9 million during the nine months ended September 30, 2014, of which a loss of $7.2 million was recorded in the second quarter of 2014 to write down the carrying value of this business to fair value, based on estimated net proceeds at the time. See Note 4 Discontinued Operations.

Restructuring Activities

The restructuring expenses of $2.1 million and $8.5 million incurred in the three and nine months ended September 30, 2014, respectively, related to restructuring programs initiated during 2014 and 2013. These programs are designed to better align the Company's operations with current market conditions through targeted facility consolidations, headcount reductions and other measures to further optimize operations. The Company currently expects full year 2014 restructuring expenses of approximately $10.0 million related to these programs. We expect the programs currently underway to be substantially completed in the next twelve to eighteen months.

The $2.1 million of restructuring charges incurred during the third quarter of 2014 included the following items:

•	The Energy segment incurred restructuring charges of $0.2 million related principally to a facility consolidation in its businesses serving the compression markets.

•
The Engineered Systems segment recorded $0.8 million of restructuring charges relating to facility consolidations within the Industrials platform, as well as actions taken to optimize costs related to marketing and administrative functions within the Printing & Identification platform.

•	The Fluids segment recorded $0.5 million of restructuring charges principally related to severance for those businesses serving the fluid transfer markets.

•
Corporate restructuring charges of $0.6 million resulted from the Company's decision to realign its businesses into a new segment structure in the first quarter of 2014 following the spin-off of Knowles. Nonrecurring charges related to this realignment, primarily severance expense, are not expected to be significant in total.

For the three and nine months ended September 30, 2013, the Company incurred restructuring charges of $2.6 million and $8.6 million, respectively, for programs at several targeted facilities to optimize cost structure, across several of the segments. See Note 8 Restructuring Activities in our Condensed Consolidated Financial Statements for additional information related to our restructuring programs.

SEGMENT RESULTS OF OPERATIONS

Energy
Our Energy segment, serving the Drilling & Production and Bearings & Compression end markets, is a provider of customer driven solutions and services for safe and efficient production and processing of fuels worldwide, and has a strong presence in the bearings and compression components markets.

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in thousands)	2014	2013	% Change	2014	2013	% Change
Revenue:
Drilling & Production	$411,770	$376,674	9.3%	$1,196,798	$1,130,789	5.8%
Bearings & Compression	95,564	91,014	5.0%	270,325	265,484	1.8%
Total	$507,334	$467,688	8.5%	$1,467,123	$1,396,273	5.1%

Segment earnings	$122,738	$119,086	3.1%	$356,697	$347,456	2.7%
Operating margin	24.2%	25.5%		24.3%	24.9%

Segment EBITDA	$149,883	$143,793	4.2%	$435,224	$421,325	3.3%
Segment EBITDA margin	29.5%	30.7%		29.7%	30.2%

Other measures:
Depreciation and amortization	$27,145	$24,707	9.9%	$78,527	$73,869	6.3%
Bookings	526,134	481,021	9.4%	1,481,765	1,413,301	4.8%
Backlog				232,739	233,820	(0.5)%

Components of revenue growth:			Q3 2014 vs. Q3 2013			YTD 2014 vs. 2013
Organic growth			5.2%			3.8%
Acquisitions			3.5%			2.0%
Foreign currency translation			(0.2)%			(0.7)%
			8.5%			5.1%

Third Quarter 2014 Compared to the Third Quarter 2013

Energy revenue increased $39.6 million, or 8.5%, in the third quarter of 2014 over the prior year period, comprised of organic growth of 5.2% and 3.5% acquisition-related growth. Foreign currency translation had a 0.2% negative impact.

•
Drilling & Production end market revenue (representing 81.2% of segment revenue) increased $35.1 million, or 9.3%. Growth was driven by strong drilling and U.S. artificial lift activity and the impact of acquisitions, partially offset by expected lower project-related shipments in Australia and softer demand in Canada.

•
Bearings & Compression end market revenue (representing 18.8% of segment revenue) increased $4.6 million, or 5.0%, reflecting increased demand in our compression end market, partially offset by continued softness in our bearings end market due to slower OEM build rates.

Segment earnings increased $3.7 million, or 3.1%, for our Energy segment as compared to the prior year quarter, mainly due to favorable product mix driven by higher drilling revenue. This growth was partially offset by higher acquisition-related costs. Operating margin declined 130 basis points as compared to the comparable prior year period, mainly due to the aforementioned higher acquisition-related costs and unfavorable material pricing within our artificial lift businesses.

Bookings for the third quarter increased 9.4% from the prior year quarter, reflecting broad-based growth across the segment. Book-to-bill was 1.04.

Nine Months Ended September 30, 2014 Compared to the Nine Months Ended September 30, 2013

Revenue generated by our Energy segment for the nine months ended September 30, 2014 increased $70.9 million, or 5.1%, comprised of 3.8% organic growth, 2.0% acquisition-related growth and an unfavorable 0.7% impact related to foreign currency translation. Growth was driven by strong demand for drilling, U.S. artificial lift and compression products, partially offset by softer demand for winch and bearing products.

Earnings for the nine months ended September 30, 2014 increased $9.2 million, or 2.7%, due to productivity gains and higher volume, partially offset by the impact of acquisitions. Operating margin decreased 60 basis points as compared to the prior year period, due to costs associated with continued expansion, including recent acquisitions.

Engineered Systems
Our Engineered Systems segment is comprised of two platforms, Industrials and Printing & Identification, and is focused on the design, manufacture and service of critical equipment and components serving the printing & identification, vehicle service, environmental solutions and industrial markets.

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in thousands)	2014	2013	% Change	2014	2013	% Change
Revenue:
Printing & Identification	$290,635	$256,565	13.3%	$841,452	$745,050	12.9%
Industrials	404,609	385,640	4.9%	1,202,527	1,141,906	5.3%
Total	$695,244	$642,205	8.3%	$2,043,979	$1,886,956	8.3%

Segment earnings	$119,316	$111,850	6.7%	$324,058	$297,937	8.8%
Operating margin	17.2%	17.4%		15.9%	15.8%

Segment EBITDA	$137,716	$129,960	6.0%	$380,463	$351,382	8.3%
Segment EBITDA margin	19.8%	20.2%		18.6%	18.6%

Other measures:
Depreciation and amortization	$18,400	$18,110	1.6%	$56,405	$53,445	5.5%

Bookings:
Printing & Identification	$281,115	$256,210	9.7%	$846,308	$752,881	12.4%
Industrials	386,325	344,764	12.1%	1,223,697	1,147,205	6.7%
Eliminations	(11)	(5)		(45)	(216)
	$667,429	$600,969	11.1%	$2,069,960	$1,899,870	9.0%
Backlog:
Printing & Identification				$120,780	$105,699	14.3%
Industrials				392,985	379,456	3.6%
				$513,765	$485,155	5.9%

Components of revenue growth:			Q3 2014 vs. Q3 2013			YTD 2014 vs. 2013
Organic growth			4.5%			4.6%
Acquisitions			4.0%			3.6%
Foreign currency translation			(0.2)%			0.1%
			8.3%			8.3%

Third Quarter 2014 Compared to the Third Quarter 2013

Engineered Systems revenue for the third quarter of 2014 increased $53.0 million, or 8.3%, driven by organic growth of 4.5%, growth from acquisitions of 4.0%, and an unfavorable impact from foreign currency of 0.2%.

•
Revenue of our Printing & Identification platform (representing 41.8% of third quarter 2014 segment revenue) increased $34.1 million, or 13.3%, as compared to the prior year quarter. Broad-based global growth in both our fast moving consumer goods and industrial markets, especially in the U.S., drove organic revenue growth of 3.8%. Acquisition growth, most notably MS Printing Solutions, drove an increase of 10.1%. Foreign currency had an unfavorable impact of 0.7%.

•
Revenue of our Industrials platform (representing 58.2% of third quarter 2014 segment revenue), increased $19.0 million, or 4.9%, as compared to the prior year quarter primarily due to organic growth resulting primarily from strength in auto-related businesses.

Engineered Systems segment earnings increased $7.5 million, or 6.7%, as compared to the prior year quarter. Increased volume due to broad-based organic growth and operating leverage more than offset the impact of product mix. Operating margin decreased 20 basis points compared to the third quarter of 2013, as the impact of business mix in the Industrials platform more than offset productivity gains.

Segment bookings for the third quarter of 2014 increased 11.1% as compared to the prior year period. Bookings for our Industrials platform reflected broad-based growth, resulting in an increase of 12.1%. Our Printing & Identification platform's bookings increased 9.7%, due to the impact of recent acquisitions and continued strong activity in our core fast moving consumer goods markets, especially in the U.S. Segment book-to-bill was 0.96.

Nine Months Ended September 30, 2014 Compared to the Nine Months Ended September 30, 2013

Engineered Systems revenue for the nine months ended September 30, 2014 increased $157.0 million, or 8.3%, comprised of 4.6% organic revenue growth, 3.6% growth from recent acquisitions and a negligible favorable impact from foreign currency translation. The revenue trends for the nine-month period were relatively consistent in each of our end markets to those outlined for the quarter.

Earnings for the nine months ended September 30, 2014 increased $26.1 million, or 8.8%, compared to the 2013 period, as a result of increased volume and productivity improvements that more than offset the impact of business mix. Operating margin increased slightly as compared to prior year period, as productivity savings were partially offset by acquisition-related costs, including $5.4 million of depreciation and amortization.

Fluids
Our Fluids segment, serving the Fluid Transfer and Pumps end markets, is focused on the safe handling of critical fluids across the oil & gas, retail fueling, chemical, hygienic and industrial markets.

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in thousands)	2014	2013	% Change	2014	2013	% Change
Revenue:
Fluid Transfer	$201,864	$167,142	20.8%	$573,236	$483,814	18.5%
Pumps	159,933	142,099	12.6%	479,845	409,202	17.3%
	$361,797	$309,241	17.0%	$1,053,081	$893,016	17.9%

Segment earnings	$67,559	$63,056	7.1%	$188,613	$169,425	11.3%
Operating margin	18.7%	20.4%		17.9%	19.0%

Segment EBITDA	$81,578	$74,846	9.0%	$234,306	$204,146	14.8%
Segment EBITDA margin	22.5%	24.2%		22.2%	22.9%

Other measures:
Depreciation and amortization	$14,019	$11,790	18.9%	$45,693	$34,721	31.6%
Bookings	350,853	307,729	14.0%	1,088,805	910,155	19.6%
Backlog				323,424	228,880	41.3%

Components of revenue growth:			Q3 2014 vs. Q3 2013			YTD 2014 vs. 2013
Organic growth			6.4%			7.1%
Acquisitions			10.7%			10.1%
Foreign currency translation			(0.1)%			0.7%
			17.0%			17.9%

Third Quarter 2014 Compared to the Third Quarter 2013

Fluids revenue for the third quarter of 2014 increased $52.5 million, or 17.0%, resulting from organic growth of 6.4%, growth from recent acquisitions of 10.7% and a negligible unfavorable impact from foreign currency translation.

•
Fluid Transfer revenue (representing 55.8% of 2014 third quarter segment revenue) grew $34.7 million, or 20.8%, as compared to the prior year quarter, with organic growth of 9.6% and acquisition-related growth of 11.2%. The Fluid Transfer businesses continue to benefit from strong fuel transportation and global retail fueling environment markets, as well as recent acquisitions.

•
Pumps revenue (representing 44.2% of 2014 third quarter segment revenue) increased $17.8 million, or 12.6%, compared with the prior year quarter, with organic growth of 2.8%, acquisition-related growth of 10.0% and a 0.2% unfavorable impact from foreign currency translation. Growth was driven by solid U.S. demand, growth from recent acquisitions and new product introductions.

Earnings in our Fluids segment increased $4.5 million, or 7.1%, over the prior year quarter due to volume leverage and the benefit of acquisition-related growth, partially offset by costs associated with recent acquisitions. Operating margin of 18.7% for the current year quarter decreased 170 basis points mainly due to the impact of recent acquisitions.

Bookings for the third quarter increased 14.0% over the prior year quarter, driven by continued strong market dynamics in Fluid Transfer. Book to bill was 0.97.

Nine Months Ended September 30, 2014 Compared to the Nine Months Ended September 30, 2013

Fluids segment revenue increased $160.1 million, or 17.9%, compared to the nine months ended September 30, 2013 attributable to 10.1% acquisition-related growth, 7.1% organic growth and a 0.7% favorable impact from foreign currency translation. Strong demand for products serving the plastics and petro-chemical markets, as well as the fuel transportation and global retail fueling markets, and revenue from recent acquisitions of $90.8 million, resulted in solid performance for the current year period.
Fluids segment earnings increased $19.2 million, or 11.3%, for the nine months ended September 30, 2014 compared to the comparable prior year period, as volume leverage and strategic pricing more than offset incremental costs associated with recent acquisitions, including $8.6 million of depreciation and amortization. Operating margin decreased 110 basis points, primarily due to the aforementioned impact of recent acquisitions.

Refrigeration & Food Equipment
Our Refrigeration & Food Equipment segment, serving the Refrigeration and Food Equipment end markets, is a provider of innovative and energy efficient equipment and systems serving the commercial refrigeration and food service industries.

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in thousands)	2014	2013	% Change	2014	2013	% Change
Revenue:
Refrigeration	$421,715	$408,749	3.2%	$1,138,858	$1,138,531	—%
Food Equipment	107,092	112,573	(4.9)%	323,799	322,833	0.3%
Total	$528,807	$521,322	1.4%	$1,462,657	$1,461,364	0.1%

Segment earnings	$78,012	$86,446	(9.8)%	$207,800	$220,733	(5.9)%
Operating margin	14.8%	16.6%		14.2%	15.1%

Segment EBITDA	$95,085	$103,408	(8.0)%	$259,536	$270,891	(4.2)%
Segment EBITDA margin	18.0%	19.8%		17.7%	18.5%

Other measures:
Depreciation and amortization	$17,073	$16,962	0.7%	$51,736	$50,158	3.1%
Bookings	459,099	433,426	5.9%	1,495,640	1,431,488	4.5%
Backlog				376,141	324,042	16.1%

Components of revenue growth:			Q3 2014 vs. Q3 2013			YTD 2014 vs. 2013
Organic growth			1.3%			(0.3)%
Acquisitions			0.3%			0.2%
Foreign currency translation			(0.2)%			0.2%
			1.4%			0.1%

Third Quarter 2014 Compared to the Third Quarter 2013

Refrigeration & Food Equipment segment revenue increased $7.5 million, or 1.4%, compared to the third quarter of 2013, comprised of organic growth of 1.3%, acquisition-related growth of 0.3% and a 0.2% unfavorable impact from foreign currency translation.

•
Refrigeration revenue (representing 79.7% of 2014 third quarter segment revenue) increased $13.0 million, or 3.2%, quarter over quarter due to strong shipments to major food retailers, partially dampened by the timing of shipments to a key customer.

•	Food Equipment revenue (representing 20.3% of 2014 third quarter segment revenue) decreased $5.5 million, or 4.9%, compared with the prior year quarter mainly due to the timing of shipments at Belvac.
Refrigeration & Food Equipment segment earnings decreased $8.4 million, or 9.8%, and operating margin decreased 180 basis points to 14.8%. These results largely reflect the impact of unanticipated supply chain costs, inefficiencies connected with customer push-outs and customer mix.
Third quarter 2014 bookings increased 5.9% from the prior year comparable quarter reflecting strong demand for refrigeration products, and backlog increased 16.1%. Book to bill for the third quarter of 2014 was seasonally strong at 0.87.
Nine Months Ended September 30, 2014 Compared to the Nine Months Ended September 30, 2013

Refrigeration & Food Equipment segment revenue increased $1.3 million, or 0.1%, compared to the nine months ended September 30, 2014. An overall increase in our food equipment end market and a slightly favorable impact from foreign currency translation was partially offset by the timing of shipments and the aforementioned transition to the consolidated manufacturing center for Refrigeration.

Refrigeration & Food Equipment segment earnings decreased $12.9 million, or 5.9%, for the nine months ended September 30, 2014 as compared to the prior year period, and operating margin declined 90 basis points. These decreases were largely attributable to unfavorable product mix, particularly in our Refrigeration end market, and a $6.8 million gain associated with the sale of land in Switzerland in the prior year that did not repeat.

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

Cash Flow Summary

The following table is derived from our unaudited Condensed Consolidated Statement of Cash Flows:

	Nine Months Ended September 30,
Cash Flows from Continuing Operations (in thousands)	2014	2013
Net Cash Flows Provided By (Used In):
Operating activities	$532,136	$588,437
Investing activities	(311,790)	(202,814)
Financing activities	(304,509)	(523,835)

Operating Activities

Cash provided by operating activities for the nine months ended September 30, 2014 decreased approximately $56.3 million compared to the comparable period in 2013. This decrease was primarily driven by higher investments in working capital of $46.6 million in 2014 to support higher sales volumes and higher federal income tax payments, offset by lower long-term incentive payouts relative to the prior year period.

Adjusted Working Capital

Adjusted working capital (a non-GAAP measure calculated as accounts receivable, plus inventory, less accounts payable) increased $234.0 million in 2014, or 17.2%, to $1.6 billion, which reflected increases of $204.9 million in accounts receivable and $130.2 million in inventory, offset by an increase of $101.1 million in accounts payable.

Investing Activities

Cash used in investing activities generally results from cash outflows for capital expenditures and acquisitions, partially offset by proceeds from sales of businesses and property, plant and equipment. For the nine months ended September 30, 2014, we used cash in investing activities of $311.8 million as compared to $202.8 million for the same period of 2013, driven mainly by the following factors:

•
Acquisitions: During 2014, we deployed approximately $365.6 million to acquire six businesses across our four segments. In comparison, in 2013, we acquired four businesses for an aggregate cash purchase price of approximately $119.0 million.

•
Capital spending: Our capital expenditures increased $14.7 million in 2014 as compared to the same period in 2013, with continued expansion across several businesses, including those within our Energy and Refrigeration & Food Equipment segments. We expect full year 2014 capital expenditures to approximate 2.5% of revenue.

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

Financing Activities

Our cash flow from financing activities generally relates to a use of cash for the purchases of our common stock and payments of dividends, offset by net borrowing activity and proceeds from the exercises of stock options. For the nine months ended September 30, 2014 and 2013, we used cash totaling $304.5 million and $523.8 million, respectively, for financing activities, with the activity primarily attributable to the following:

•
Cash received from Knowles, net of cash distributed: In connection with the separation of Knowles from Dover, Knowles incurred $400.0 million of borrowings under its revolving credit and term loan facilities. Knowles used these borrowings to finance a cash payment of $400.0 million to Dover immediately prior to the distribution and in connection with Dover's contribution to Knowles of stock and assets relating to the businesses spun off with Knowles. Dover received net cash of $359.8 million upon separation, which reflects $40.2 million of cash held by Knowles at the time of distribution and retained by it in in connection with its separation from Dover. Dover utilized the net proceeds of $359.8 million from Knowles to pay down commercial paper and to repurchase shares of its common stock in the first quarter of 2014.

•
Share purchases: During 2014, the Company used $392.6 million to repurchase 4.7 million shares of common stock. The Company completed its November 2012 $1.0 billion stock repurchase program during the first quarter of 2014 through an accelerated share repurchase transaction, whereby Dover paid $292.6 million to receive a variable number of shares. The number of shares repurchased through this transaction totaled 3.6 million. In May 2012, the Board of Directors renewed its standing authorization of the Company's share repurchase program, on terms consistent with its prior five-year authorization which expired at that time. The Company repurchased 1.1 million shares under this authorization during the nine months ended September 30, 2014. As of September 30, 2014, the approximate number of shares still available for repurchase under the May 2012 share repurchase authorization was 2.8 million. In 2013, the Company used $407.9 million to repurchase 5.5 million shares of common stock under the November 2012 share repurchase program.

•
Notes payable and long-term debt: Commercial paper and notes payable, net decreased $76.0 million as compared to the prior year period, as the Company utilized a portion of the aforementioned cash distribution to pay down commercial paper. The Company generally uses commercial paper borrowings for general corporate purposes, as well as the funding of acquisitions and repurchasing of its common stock.

•
Dividend payments: We paid $8.5 million more in dividends to common shareholders in 2014 as compared to 2013. Our dividends paid per common share increased 7% to $1.15 in 2014 compared to $1.075 in 2013.

•
Proceeds from the exercise of stock options. We received $8.4 million less in net proceeds from employee exercises of stock options in 2014 as compared to 2013. These proceeds have declined in the current period as the number of stock options are diminishing and a larger number of cashless exercises of equity awards have occurred.

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

The following table reconciles our free cash flow to cash flow provided by operating activities:

	Nine Months Ended September 30,
Free Cash Flow (dollars in thousands)	2014	2013
Cash flow provided by operating activities	$532,136	$588,437
Less: Capital expenditures	(112,639)	(97,987)
Free cash flow	$419,497	$490,450
Free cash flow as a percentage of revenue	7.0%	8.7%

For the nine months ended September 30, 2014, we generated free cash flow of $419.5 million, representing 7.0% of revenue and 66.9% of net earnings from continuing operations, while continuing to make investments necessary to support our growth. Free cash flow generated during the period reflects typical seasonality.  Free cash flow in 2014 declined $71.0 million primarily due to $56.3 million lower cash from operating activities, which was driven by higher investments in working capital and higher income tax payments, offset by lower incentive payouts. Additionally, higher capital expenditures of $14.7 million, primarily within businesses in our Energy and Refrigeration & Food Equipment segments, contributed to the lower free cash flow in 2014 relative to the prior year performance. We expect to generate free cash flow in 2014 of approximately 11.0% of revenue, consistent with recent performance.

Net Debt to Net Capitalization

We utilize the net debt to net capitalization calculation (a non-GAAP measure) to assess our overall financial leverage and capacity and believe the calculation is useful to investors for the same reason. The following table provides a reconciliation of net debt to net capitalization to the most directly comparable GAAP measures:

Net Debt to Net Capitalization Ratio (dollars in thousands)	September 30, 2014	December 31, 2013
Current maturities of long-term debt	$2,566	$2,778
Commercial paper	150,500	226,500
Long-term debt	2,570,257	2,599,201
Total debt	2,723,323	2,828,479
Less: Cash and cash equivalents	(706,234)	(803,882)
Net debt	2,017,089	2,024,597
Add: Stockholders' equity	3,921,939	5,377,396
Net capitalization	$5,939,028	$7,401,993
Net debt to net capitalization	34.0%	27.4%

Our net debt to net capitalization ratio increased to 34.0% at September 30, 2014 from 27.4% at December 31, 2013. The increase in this ratio was driven primarily by the reduction in our net capitalization of $1.5 billion for the period primarily due to the distribution of Knowles, $392.6 million in share repurchases, and $192.6 million of dividends, offset by $605.9 million of current earnings. As described above, we also received a cash payment of $400.0 million from Knowles upon distribution on February 28, 2014, which was used to fund share repurchases and reduce commercial paper balances. Net debt decreased $7.5 million during the period primarily due to reductions in commercial paper balances and favorable currency translation on the euro-denominated debt, offset by a reduction in cash levels to fund acquisitions, dividend payments, and other general operating purposes.

We use commercial paper borrowings for general corporate purposes, including the funding of acquisitions and the repurchasing of our common stock.  We currently maintain an unsecured revolving credit facility with a syndicate of banks which permits borrowings up to $1 billion and expires on November 10, 2016. This facility is used primarily as liquidity back-up for our commercial paper program. We have not borrowed any funds under this facility nor do we anticipate doing so. If we were to draw down a loan, at our election, the loan would bear interest at a Eurodollar or Sterling rate based on LIBOR, plus an applicable margin ranging from 0.565% to 1.225% (subject to adjustment based on the rating accorded our senior unsecured debt by S&P and Moody’s) or at a base rate pursuant to a formula defined in the facility. Under this facility, we are required to maintain an interest coverage ratio of EBITDA to consolidated net interest expense of not less than 3.0 to 1. We were in compliance with this covenant and our other long-term debt covenants at September 30, 2014 and had a coverage ratio of 11.5 to 1. We are not aware of any potential impairment to our liquidity and expect to remain in compliance with all of our debt covenants.

We also have a current shelf registration statement filed with the SEC that allows for the issuance of additional debt securities that may be utilized in one or more offerings on terms to be determined at the time of the offering. Net proceeds of any offering would be used for general corporate purposes, including repayment of existing indebtedness, capital expenditures and acquisitions.

At September 30, 2014, our cash and cash equivalents totaled $706.2 million, of which $675.0 million was held outside the United States. Cash and equivalents are invested in highly liquid investment-grade money market instruments and bank deposits with maturities of three months or less. We regularly invest cash in excess of near-term requirements in money market instruments or short-term investments, which consist of investment grade time deposits with original maturity dates at the time of purchase of no greater than three months.

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

At September 30, 2014, we have an outstanding floating-to-floating cross currency swap agreement for a total notional amount of $50.0 million in exchange for CHF 65.1 million, which matures on October 15, 2015. This transaction continues to hedge a portion of our net investment in CHF-denominated operations. The agreement qualifies as a net investment hedge and the effective portion of the change in fair value is reported within the cumulative translation adjustment section of other comprehensive income. The fair value at September 30, 2014 reflected a loss of $18.3 million due to the strengthening of the Swiss franc relative to the U.S. dollar over the term of this arrangement.

Critical Accounting Policies and Estimates

Our condensed consolidated financial statements and related public financial information are based on the application of GAAP which requires the use of estimates, assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue and expense amounts reported.  These estimates can also affect supplemental information contained in our public disclosures, including information regarding contingencies, risk and our financial condition. We believe our use of estimates and underlying accounting assumptions conform to GAAP and are consistently applied.  We review valuations based on estimates for reasonableness on a consistent basis.

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

Special Notes Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q, especially "Management's Discussion and Analysis of Financial Condition and Results of Operations," contains “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. Such statements relate to, among other things, operating and strategic plans, income, earnings, cash flows, changes in operations, industries in which Dover businesses operate, and operating improvements. Forward-looking statements may be indicated by words or phrases such as “anticipates,” “expects,” “believes,” “indicates,” “suggests,” “will,” “plans,” “supports,” “projects,” “should,” “would,” “could,” “forecast” and “management is of the opinion,” or the use of the future tense and similar words or phrases. Forward-looking statements are subject to inherent risks and uncertainties that could cause actual results to differ materially from current expectations, including, but not limited to, the ability of Dover's businesses to expand into new geographic markets, particularly outside of North America and Europe; Dover's ability to identify and successfully consummate value-adding acquisition opportunities; Dover's ability to achieve expected savings from integration and synergies from existing businesses and future acquisitions, and other cost-control initiatives, such as lean and productivity programs; changes in customer demand or the impact of loss of a significant customer, or loss or non-renewal of significant contracts; the ability of Dover's businesses to develop and launch new products, timing of such launches and risks relating to market acceptance by customers; the relative mix of products and services which impacts margins and operating efficiencies; economic conditions generally and changes in economic conditions globally and in markets served by Dover businesses, including well activity, U.S. industrials activity and the status of economic recovery in Europe; the impact of natural disasters and their effect on global supply chains and energy markets; instability in countries where Dover conducts business; increased competition and pricing pressures in the markets served by Dover's businesses; the impact of loss of a single-source manufacturing facility on our businesses that use the facility; short-term capacity constraints; increases in the cost of raw materials; domestic and foreign governmental and public policy changes or developments, including environmental regulations, conflict minerals disclosure requirements, and tax policies (including domestic and international export subsidy programs, R&E credits and other similar programs); protection and validity of patent and other intellectual property rights; the impact of regulation and regulatory and legal matters and legal compliance risks; the impact of interest rate and currency exchange rate fluctuations; conditions and events affecting domestic and global financial and capital markets; possible future terrorist threats and their effect on the worldwide economy; and a downgrade in Dover's credit ratings which, among other matters, could make obtaining financing more difficult and costly. Dover refers you to the documents that it files from time to time with the Securities and Exchange Commission, such as its reports on Form 10-K for a discussion of these and other risks and uncertainties that could cause its actual results to differ materially from its current expectations and from the forward-looking statements contained herein. Dover undertakes no obligation to update any forward-looking statement, except as required by law.

Non-GAAP Disclosures
In an effort to provide investors with additional information regarding our results as determined by generally accepted accounting principles (GAAP), we also disclose non-GAAP information that we believe provides useful information to investors. Free cash flow, net debt, total debt, net capitalization, the net debt to net capitalization ratio, adjusted working capital, earnings adjusted for non-recurring items, effective tax rate adjusted for discrete and other items, revenue excluding the impact of changes in foreign currency exchange rates and organic revenue growth are not financial measures under GAAP and should not be considered as a substitute for cash flows from operating activities, debt or equity, earnings, revenue or working capital as determined in accordance with GAAP, and they may not be comparable to similarly titled measures reported by other companies.  We believe the (1) net debt to net capitalization ratio and (2) free cash flow are important measures of operating performance and liquidity. Net debt to net capitalization is helpful in evaluating our capital structure and the amount of leverage we employ. Free cash flow provides both management and investors a measurement of cash generated from operations that is available to fund acquisitions, pay dividends, repay debt and repurchase our common stock.  Reconciliations of free cash flow, total debt and net debt can be found above in this Item 2, "Management’s Discussion and Analysis of Financial Condition and Results of Operations." We believe that reporting our effective tax rate adjusted for discrete and other items is useful to management and investors as it facilitates comparisons of our ongoing tax rate to prior and future periods and our peers. We believe that reporting adjusted working capital (also sometimes called “working capital”), which is calculated as accounts receivable, plus inventory, less accounts payable, provides a meaningful measure of our operational results by showing the changes caused solely by revenue.  We believe that reporting adjusted working capital and revenues at constant currency, which excludes the positive or negative impact of fluctuations in foreign currency exchange rates, provides a meaningful measure of our operational changes, given the global nature of our businesses. We believe that reporting organic or core revenue growth, which excludes the impact of foreign currency exchange rates and the impact of acquisitions, provides a useful comparison of our revenue performance and trends between periods.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There has been no significant change in our exposure to market risk during the nine months ended September 30, 2014. For a discussion of our exposure to market risk, refer to Item 7A, "Quantitative and Qualitative Disclosures about Market Risk," contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 ("Form 10-K").

Item 4. Controls and Procedures

At the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2014.

During the third quarter of 2014, there were no changes in the Company’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. In making its assessment of changes in internal control over financial reporting as of September 30, 2014, management has excluded all companies acquired in purchase business combinations during the twelve months ended September 30, 2014.  The Company is currently assessing the control environments of these acquisitions. These companies are wholly-owned by the Company and their total revenue for the nine months ended September 30, 2014 represents approximately 2.4% of the Company’s consolidated revenue for the same period. Their excluded assets represent approximately 2.3% of the Company’s consolidated assets at September 30, 2014.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

See Part I, Notes to unaudited Condensed Consolidated Financial Statements, Note 13 Commitments and Contingent Liabilities.

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in our Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable.

(b)	Not applicable.

(c)	The table below presents shares of Dover stock that we acquired during the quarter.

				Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased under the Plans or Programs (2)
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	May 2012 Program	November 2012 Program
July 1 to July 31	201,843	$89.20	201,843	3,416,516	$—
August 1 to August 31	655,173	87.02	655,173	2,761,343	—
September 1 to September 30	—	—	—	2,761,343	—
For the Third Quarter	857,016	$87.53	857,016	2,761,343	$—

(1)
In May 2012, the Board of Directors renewed its standing authorization of the Company's share repurchase program, on terms consistent with its prior five-year authorization which expired at that time. This renewal authorizes the repurchase of up to 10,000,000 shares of the Company's common stock during the five-year period ending May 2017. We repurchased 857,016 shares under this program during the third quarter.

(2)
As of September 30, 2014, the number of shares still available for repurchase under the May 2012 share repurchase authorization was 2,761,343. In November 2012, the Board of Directors approved a $1 billion share repurchase program authorizing repurchases of Dover's common stock over the following 12 to 18 months. This program was completed in the first quarter of 2014.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

10.1	Amendment Number 2, adopted and effective as of August 6, 2014, to the Dover Corporation 2012 Equity and Cash Incentive Plan*

10.2	Third Amendment, adopted on July 31, 2014 and effective as of January 1, 2014, to the Dover Corporation Deferred Compensation Plan*

31.1	Certificate pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, signed and dated by Brad M. Cerepak.

31.2	Certificate pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, signed and dated by Robert A. Livingston.

32	Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed and dated by Robert A. Livingston and Brad M. Cerepak.

101
The following materials from Dover Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 formatted in XBRL (eXtensible Business Reporting Language):  (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Statements of Comprehensive Earnings, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statement of Shareholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements.

* Executive compensation plan or arrangement

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report on Form
10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

DOVER CORPORATION

Date:	October 16, 2014	/s/ Brad M. Cerepak
Brad M. Cerepak,
Senior Vice President & Chief Financial Officer
(Principal Financial Officer)

Date:	October 16, 2014	/s/ Raymond T. McKay, Jr.
Raymond T. McKay, Jr.
Vice President, Controller
(Principal Accounting Officer)

EXHIBIT INDEX

10.1	Amendment Number 2, adopted and effective as of August 6, 2014, to the Dover Corporation 2012 Equity and Cash Incentive Plan*

10.2	Third Amendment, adopted on July 31, 2014 and effective as of January 1, 2014, to the Dover Corporation Deferred Compensation Plan*

31.1	Certificate pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, signed and dated by Brad M. Cerepak.

31.2	Certificate pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, signed and dated by Robert A. Livingston.

32	Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed and dated by Robert A. Livingston and Brad M. Cerepak.

101
The following materials from Dover Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 formatted in XBRL (eXtensible Business Reporting Language):  (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Statements of Comprehensive Earnings, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statement of Shareholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements.

* Executive compensation plan or arrangement