Form 10-K
period 2014-12-31
DOVER Corp
filed 2015-02-13
CIK 29905

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For fiscal year ended December 31, 2014

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
(Do not check if a smaller reporting company)

 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of the close of business on June 30, 2014 was $15,139,169,562. The registrant’s closing price as reported on the New York Stock Exchange-Composite Transactions for June 30, 2014 was $90.95 per share. The number of outstanding shares of the registrant’s common stock as of February 6, 2015 was 163,045,137.

Documents Incorporated by Reference: Part III — Certain Portions of the Proxy Statement for Annual Meeting of Shareholders to be held on May 7, 2015 (the “2015 Proxy Statement”).

Special Note Regarding Forward-Looking Statements

This annual report on Form 10-K, especially "Management’s Discussion and Analysis of Financial Condition and Results of Operations," contains "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. Such statements relate to, among other things, operating and strategic plans, income, earnings, cash flows, changes in operations, industries in which Dover businesses operate, and operating improvements. Forward-looking statements may be indicated by words or phrases such as "anticipates," "expects," "believes," “suggests," "will," "plans," "should," "would," "could," "management is of the opinion that," and "forecast," or the use of the future tense and similar words or phrases. Forward-looking statements are subject to inherent risks and uncertainties that could cause actual results to differ materially from current expectations, including, but not limited to, oil and natural gas demand, production growth, and prices; changes in exploration and production spending by Dover’s customers and changes in the level of oil and natural gas exploration and development; economic conditions generally and changes in economic conditions globally and in markets served by Dover businesses, including well activity, U.S. industrials activity and the status of economic recovery in Europe; the ability of Dover's businesses to expand into new geographic markets; Dover's ability to identify and successfully consummate value-adding acquisition opportunities or planned divestitures; Dover's ability to achieve expected savings from integration and other cost-control initiatives, such as lean and productivity programs; changes in customer demand or the impact of loss of a significant customer, or loss or non-renewal of significant contracts; the ability of Dover's businesses to develop and launch new products, timing of such launches and risks relating to market acceptance by customers; the relative mix of products and services which impacts margins and operating efficiencies; increased competition and pricing pressures; the impact of loss of a single-source manufacturing facility; short-term capacity constraints; increases in the cost of raw materials; domestic and foreign governmental and public policy changes or developments, including environmental regulations, conflict minerals disclosure requirements, and tax policies; Dover's ability to attract and retain qualified personnel; protection and validity of patent and other intellectual property rights; breaches of data security; the impact of legal matters and legal compliance risks; the ability of third parties to comply with their commitments to us; Dover's ability to timely complete certain dispositions; restrictions on certain corporate transactions for a period of time after the Knowles spin-off; the impact of interest rate and currency exchange rate fluctuations; conditions and events affecting domestic and global financial and capital markets; and a downgrade in Dover's credit ratings which, among other matters, could make obtaining financing more difficult and costly. Certain of these risks and uncertainties are described in more detail in "Item 1A. Risk Factors" on this annual report on Form 10-K. Dover undertakes no obligation to update any forward-looking statement, except as required by law.

The Company may, from time to time, post financial or other information on its Internet website, www.dovercorporation.com. The Internet address is for informational purposes only and is not intended for use as a hyperlink. The Company is not incorporating any material on its website into this report.

PART I

ITEM 1. BUSINESS

Overview

Dover Corporation is a diversified global manufacturer delivering innovative equipment and components, specialty systems and support services through four major operating segments: Energy, Engineered Systems, Fluids, and Refrigeration & Food Equipment. The Company's entrepreneurial business model encourages, promotes, and fosters deep customer engagement and collaboration, which has led to Dover's well-established and valued reputation for providing superior customer service and industry-leading product innovation. Unless the context indicates otherwise, references herein to "Dover," "the Company," and words such as "we," "us," and "our" include Dover Corporation and its subsidiaries. Dover was incorporated in 1947 in the State of Delaware and became a publicly traded company in 1955. Dover is headquartered in Downers Grove, Illinois and currently employs approximately 27,000 people worldwide within its continuing operations.

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

In the first quarter of 2014, Dover announced the realignment of its businesses into a new segment structure, consisting of four segments and organized around its key end markets to better focus on growth strategies. The new structure is designed also to provide increased opportunities to leverage Dover's scale and capitalize on productivity initiatives. Dover's four segments are as follows:

•
Our Energy segment, serving the Drilling & Production, Bearings & Compression, and Automation end markets, is a provider of customer-driven solutions and services for safe and efficient production and processing of oil, natural gas liquids, and gas worldwide, and has a strong presence in the bearings and compression components markets.

•
Our Engineered Systems segment is comprised of two platforms, Printing & Identification and Industrials, and is focused on the design, manufacture and service of critical equipment and components serving the printing and identification, vehicle service, environmental solutions and industrial end markets.

•	Our Fluids segment, serving the Fluid Transfer and Pumps end markets, is focused on the safe handling of critical fluids across the retail fueling, chemical, hygienic, and industrial end markets.

•
Our Refrigeration & Food Equipment segment, serving the Refrigeration and Food Equipment end markets, is a provider of innovative and energy efficient equipment and systems serving the commercial refrigeration and food service industries.

The following table shows the percentage of total revenue and segment earnings generated by each of our four segments for the years ended December 31, 2014, 2013 and 2012:

	Revenue			Segment Earnings
	2014	2013	2012	2014	2013	2012
Energy	26%	26%	27%	34%	35%	39%
Engineered Systems	31%	30%	32%	29%	27%	27%
Fluids	18%	18%	17%	19%	17%	15%
Refrigeration & Food Equipment	25%	26%	24%	18%	21%	19%

Management Philosophy

Our businesses are committed to operational excellence and to being market leaders as measured by market share, customer service, growth, profitability, and return on invested capital. Our operating structure of four business segments and two platforms allows for focused acquisition activity, accelerates opportunities to identify and capture operating synergies, including global sourcing and supply chain integration, and advances the development of our executive talent. Our segment and executive management set strategic direction, initiatives and goals, provide oversight, allocate and manage capital, are responsible for major acquisitions, and provide other services. We foster an operating culture with high ethical standards, trust, respect, and open communication, to allow individual growth and operational effectiveness.

In addition, we are committed to creating value for our customers, employees, and shareholders through sustainable business practices that protect the environment and developing products that help our customers meet their sustainability goals. We have accelerated our efforts and processes around innovation, focusing on technologies which create tangible value for our customers.
Our companies are increasing their focus on efficient energy usage, greenhouse gas reduction, and waste management as they strive to meet the global environmental needs of today and tomorrow.

Company Goals

We are committed to driving shareholder return through three key objectives. First, we are committed to achieving annual organic sales growth over the midterm of 2% to 4%, complemented by acquisition growth. Secondly, we continue to focus on segment margin expansion through productivity initiatives, including supply chain activities, strategic pricing, and portfolio shaping. Lastly, we are committed to generating free cash flow as a percentage of sales greater than 10% through disciplined capital allocation, strong performance, productivity improvements, and active working capital management. We support these goals through (1) alignment of management compensation with financial objectives, (2) well-defined and actively managed merger and acquisition processes, and (3) talent development programs.

Business Strategy

To achieve our goals, we are focused on execution of the following three key business strategies:

Positioning ourselves for growth

We have aligned our business segments to focus on the needs of customers in key-end markets that are well-positioned for future growth. In particular, our businesses are well-positioned to capitalize on growth trends in the areas of global energy demand, sustainability, consumer product safety, and emerging economies. For instance, our Energy segment is positioned to continue expansion in high growth spaces, accelerate capabilities to drive international growth, and increase investment in innovation and technology to drive customer productivity and cash flow. Our Engineered Systems segment combines its engineering technology, unique product advantages, and applications expertise to address market needs and requirements including sustainability, consumer product safety, and growth in emerging economies. The Fluids segment is focused on accelerated growth within the chemical/plastics, retail fueling, fluid transfer, industrial, and hygienic markets as well as globalizing brands across geographies while expanding sales channels and engineering support. Our Refrigeration & Food Equipment segment is responding to energy efficiency, sustainability and food safety as a result of government regulations, principally in the U.S. and Europe.

Capturing the benefits of common ownership

We are committed to operational excellence, and have implemented various productivity initiatives, such as supply chain management, lean manufacturing, and facility consolidations to maximize our efficiency, coupled with workplace safety initiatives to help ensure the health and welfare of our employees. We foster the sharing of best practices throughout the organization. To ensure success, our businesses place strong emphasis on continual quality improvement and new product development to better serve customers and expand into new product and geographic markets. We have also developed regional support centers and shared manufacturing centers in the U.S., China, Brazil, and India. Further, we continue to make significant investments in talent development, recognizing that the growth and development of our employees are essential for our continued success.

Disciplined capital allocation

Our businesses generate annual free cash flow of approximately 10% of revenue. We are focused on the most efficient allocation of our capital to maximize investment returns. To do this, we grow and support our existing businesses, with annual investment in capital spending approximating 2 - 2.5% of revenue with a focus on internal projects to expand markets, develop products, and boost productivity. We continue to evaluate our portfolio for strategic fit and intend to make additional acquisitions focused on our key growth spaces: energy, product ID, industrials, refrigeration and food equipment, and fluid solutions. We consistently provide shareholder returns by paying dividends, which have increased annually over each of the last 59 years. We will also continue to repurchase our shares consistent with our previously announced share repurchase programs.

Portfolio Development

Acquisitions

Our acquisition program has two key elements. First, we seek to acquire value creating add-on businesses that enhance our existing businesses either through their global reach and customers, or by broadening their product mix. Second, in the right circumstances, we will strategically pursue larger, stand-alone businesses that have the potential to either complement our existing businesses or allow us to pursue innovative technologies within our key growth spaces. Over the past three years (2012 – 2014), we have spent over $2.2 billion to purchase 24 businesses that strategically fit within our business model. In the fourth quarter of 2014 we acquired Accelerated Companies for approximately $435.7 million. Accelerated is an integrated provider of equipment, parts, and services for handling fluids associated with oil and gas production and expands our artificial lift footprint within our Energy Segment. In 2013, we acquired 10 businesses for an aggregate consideration of $322.8 million, including Finder Pompe, which we acquired in the fourth quarter of 2013 for approximately $142.2 million to expand our Fluids segment. In 2012, we spent approximately $603.2 million to acquire Anthony International, a leading manufacturer of specialty glass, commercial glass refrigerator and freezer doors, lighting systems, and display equipment. The acquisition of Anthony expands our portfolio of industry-leading technology in the refrigeration space and provides access to new geographies and new markets, most notably the convenience store market. Recent significant acquisitions have also included Maag Pump Systems, a European acquisition for our Fluids segment, which we acquired in the first quarter of 2012 for approximately $265.8 million and Production Control Services, acquired in the second quarter of 2012 for consideration totaling $220.0 million, which added to our artificial lift technology in our Energy segment.

For more details regarding acquisitions completed over the past two years, see Note 3 Acquisitions in the Consolidated Financial Statements in Item 8 of this Form 10-K. Our future growth depends in large part on finding and acquiring successful businesses, as a substantial number of our current businesses operate in relatively mature markets. While we expect to generate annual organic growth of 2% - 5% over a long-term business cycle absent extraordinary economic conditions, sustained organic growth at these levels for individual businesses is difficult to achieve consistently each year. Our success is also dependent on the ability to successfully integrate our acquired businesses within our existing structure. To track post-merger integration and accountability, we utilize an internal tool kit and defined processes to help ensure synergies are realized and value is created, as had been planned when the acquisition was made.

Dispositions

We continually review our portfolio to evaluate whether our businesses continue to be essential contributors to our long-term strategy. Occasionally, we may also make an opportunistic sale of one of our businesses based on specific market conditions and strategic considerations. Accordingly, in an effort to reduce our exposure to cyclical markets and focus on our higher margin growth spaces, during the past three years (2012 – 2014) we have sold two businesses for aggregate consideration of $267.8 million in addition to the Knowles spin-off as discussed below. Furthermore, the Company has classified Datamax O'Neil and Sargent Aerospace as held for sale as of December 31, 2014 and expects to complete the sale of these businesses in the first and second quarters of 2015, respectively.

The financial position and results of operations for these businesses have been presented as discontinued operations for all periods presented. For more details, see Note 4 Disposed and Discontinued Operations in the Consolidated Financial Statements in Item 8 of this Form 10-K.

Spin-Off of Knowles

On February 28, 2014, the Company completed the separation of Knowles Corporation ("Knowles") from Dover through the pro rata distribution of 100% of the common stock of Knowles to Dover's stockholders of record as of the close of business on February 19, 2014. Each Dover shareholder received one share of Knowles common stock for every two shares of Dover common stock held as of the record date. As a result, Knowles became an independent, publicly traded company listed on the New York Stock Exchange, and Dover retains no ownership interest in Knowles. The distribution was structured to be tax-free to Dover and its shareholders for U.S. federal income tax purposes. Following the spin-off of Knowles, Dover re-aligned its segment structure to ensure it is properly organized to execute its future growth plans.

Business Segments

As noted previously, we currently operate through four business segments that are aligned with the key end markets they serve and comprise our operating and reportable segments: Energy, Engineered Systems, Fluids, and Refrigeration & Food Equipment. For financial information about our segments and geographic areas, see Note 17 Segment Information in the Consolidated Financial Statements in Item 8 of this Form 10-K.

Energy

Our Energy segment serves the Drilling & Production, Bearings & Compression, and Automation end markets. This segment is a provider of customer driven solutions and services for safe and efficient production and processing of oil, natural gas liquids, and gas worldwide. This segment consists of the following lines of business:

•
Drilling & Production – Our businesses serving the drilling market design and manufacture products that promote efficient and cost-effective drilling, including long-lasting polycrystalline diamond cutters (PDCs) for applications in down-hole drilling tools. Our businesses serving the production market design and manufacture products and components that facilitate the extraction and movement of fuel from the ground, including steel sucker rods, down-hole rod pumps, electric submersible pumps, progressive cavity pumps and drive systems, and plunger lifts. In addition, these businesses manufacture winches, hoists, gear drives, swing drives, auger drives, slewing ring bearings, hydraulic pump, and electronic monitoring solutions for energy, infrastructure, and recovery markets worldwide.

•
Bearings & Compression – These businesses manufacture various compressor parts that are used in the natural gas production, distribution, and oil refining markets. In addition, we offer bearings, bearing isolators, seals and remote condition monitoring systems that are used for rotating machinery applications such as turbo machinery, motors, generators and compressors used in energy, utility, marine and other industries.

•
Automation - These businesses design and manufacture products that promote efficient drilling and production of oil and gas including quartz pressure transducers and hybrid electronics used in down-hole tools and monitoring devices, chemical injection and metering pumps, automated pump controllers, rod pumping optimization software, diagnostic instruments and sensors for reciprocating machinery, control valves and instrumentation; and pressure, temperature, and flow monitoring equipment.

Our Energy segment’s sales are made directly to customers and through various distribution channels. We manufacture our products primarily in North America, and our sales are concentrated in North America with an increasing level of international sales directed largely to Europe, Australia, and Asia.

Engineered Systems

Our Engineered Systems segment is focused on the design, manufacture and service of critical equipment and components serving the printing & identification, vehicle service, waste handling, and select niche industrial end markets. To better serve its end markets, the segment manages its products and services through two core business platforms, Printing & Identification and Industrials, as described below.

•
Printing & Identification - The Printing & Identification platform is a worldwide supplier of precision marking & coding, digital textile, soldering and dispensing equipment, and related consumables and services. Our businesses serving this market primarily design and manufacture marking & coding products used for printing variable information

(such as date codes and serial numbers) on fast moving consumer goods, capitalizing on expanding food and product safety requirements and growth in emerging markets. In addition, our business serving the textile market is benefiting from a significant shift from analog to digital printing, resulting from shorter runs and more complex fashion designs, as well as increasing regulatory and environmental standards.

•
Industrials - The businesses in this platform serve the vehicle service, industrial automation, and waste and recycling markets. Our businesses serving the vehicle service markets provide a wide range of products and services that are utilized in vehicle, maintenance, repair, and modification.

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

Fluids
Our Fluids segment is focused on the safe handling of critical fluids across the retail fueling, chemical, hygienic, and industrial markets. The segment serves two broad global end markets: Fluid Transfer and Pumps.

•
Fluid Transfer – Providing fully integrated fluid handling solutions from refineries and chemical-processing plants through point-to-point transfers, transportation, and delivery to the final point of consumption at retail and commercial fueling operations around the globe. This end market also specializes in the manufacturing of connectors for use in a variety of bio-processing applications. We strive to optimize safety, efficiency, reliability, and environmental sustainability through innovative fluid handling and information management solutions.

•
Pumps – The pumps and compressors are used to transfer liquid and bulk products and are sold to a wide variety of markets, including the refined fuels, LPG, food/sanitary, transportation, and chemical process industries. The pumps include reciprocating pumps that are used in demanding and specialized fluid transfer process applications.

Fluids' products are manufactured primarily in the United States, Europe, and China, and are sold throughout the world directly and through a network of distributors.

Refrigeration & Food Equipment

Our Refrigeration & Food Equipment segment is a provider of innovative and energy efficient equipment and systems serving the commercial refrigeration and food service industries.

•
Refrigeration – Our businesses manufacture refrigeration systems, refrigeration display cases, walk-in coolers and freezers, specialty glass, commercial glass refrigerator and freezer doors, and brazed heat exchangers used in industrial and climate control.

•
Food Equipment – Our businesses manufacture electrical distribution products and engineering services, commercial food service equipment, cook-chill production systems, custom food storage and preparation products, kitchen ventilation systems, conveyer systems, beverage can-making machinery, and packaging machines used for meat, poultry, and other food products.

The majority of the refrigeration/food systems and machinery that are manufactured or serviced by the Refrigeration & Food Equipment platforms are used by the supermarket industry, “big-box” retail and convenience stores, the commercial/industrial refrigeration industry, institutional and commercial foodservice and food production markets, and beverage can-making industries. Refrigeration & Food Equipment's products are manufactured primarily in North America, Europe, and Asia and are sold globally, directly and through a network of distributors.

Raw Materials

We use a wide variety of raw materials, primarily metals and semi-processed or finished components, which are generally available from a number of sources. As a result, shortages or the loss of any single supplier have not had, and are not likely to have, a material impact on operating profits. While the required raw materials are generally available, commodity pricing has trended upward over the past few years, particularly for various grades of steel, copper, aluminum, and select other commodities. Although some cost increases may be recovered through increased prices to customers, our operating results are exposed to such fluctuations. We attempt to control such costs through fixed-price contracts with suppliers and various other programs, such as our global supply chain activities.

Research and Development

Our businesses are encouraged to develop new products as well as to upgrade and improve existing products to satisfy customer needs, expand revenue opportunities domestically and internationally, maintain or extend competitive advantages, improve product reliability, and reduce production costs. During 2014, we spent $118.4 million for research and development, including qualified engineering costs. In 2013 and 2012, research and development spending totaled $117.2 million and $123.6 million, respectively.

Our Engineered Systems segment expends significant effort in research and development because the rate of product development by their customers is often quite high. Our businesses that develop product identification and printing equipment believe that their customers expect a continuing rate of product innovation, performance improvement, and reduced costs. The result has been that product life cycles in these markets generally average less than five years with meaningful sales price reductions over that time period.

Our other segments contain many businesses that are also involved in important product improvement initiatives. These businesses also concentrate on working closely with customers on specific applications, expanding product lines and market applications, and continuously improving manufacturing processes. Most of these businesses experience a much more moderate rate of change in their markets and products than is generally experienced by the Engineered Systems segment.

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

Seasonality

In general, our businesses, while not strongly seasonal, tend to have stronger revenue in the second and third quarters, particularly those serving the transportation, construction, waste and recycling, petroleum, commercial refrigeration, and food service markets. Our businesses serving the major equipment markets, such as power generation, chemical, and processing industries, have longer lead times geared to seasonal, commercial, or consumer demands, and tend to delay or accelerate product ordering and delivery to coincide with those market trends that tend to moderate the aforementioned seasonality patterns.

Customers

We serve thousands of customers, no one of which accounted for more than 10% of our consolidated revenue in 2014. Given our diversity of served markets, customer concentrations are quite varied. Businesses supplying the waste and recycling, agricultural, defense, energy, automotive, and commercial refrigeration industries tend to deal with a few large customers that are significant within those industries. This also tends to be true for businesses supplying the power generation, aerospace, and chemical industries. In the other markets served, there is usually a much lower concentration of customers, particularly where the companies provide a substantial number of products and services applicable to a broad range of end-use applications.

Backlog

Backlog is more relevant to our businesses that produce larger and more sophisticated machines or have long-term contracts, primarily for the Refrigeration and Food Equipment markets of our Refrigeration & Food Equipment segment. Our total backlog relating to our continuing operations as of December 31, 2014 and 2013 was $1.2 billion for both periods.

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

Segment	End Market	Key Competitors
Energy	Drilling & Production /Automation	DeBeers Group (Element Six), Schlumberger Ltd.,Weatherford International Ltd., General Electric (Lufkin), Baker Hughes, BORETS, and Novomet
	Bearings & Compression	Compression Products International, Hoerbiger Holdings AG, John Crane, Kingsbury
Engineered Systems	Printing & Identification	Danaher Corp. (Videojet), Domino Printing
	Industrials	Oshkosh Corp. (McNeilus), Siemens AG (Weiss GmbH), Challenger Lifts, Labrie Enviroquip Group, and numerous others
Fluids	Fluid Transfer	Danaher Corp. (Gilbarco Veeder-Root), Franklin Electric, Gardner Denver, Inc. (Emco Wheaton)
	Pumps	IDEX Corp, Ingersoll Rand, ITT, SPX Corp.
Refrigeration & Food Equipment	Refrigeration	Hussman Corp., Lennox International (Kysor/Warren), Alfa Laval
	Food Equipment	Manitowoc Company, Illinois Tool, Middleby

International

Consistent with our strategic focus on positioning our businesses for growth, we continue to increase our expansion into international markets, particularly in developing economies in South America, Asia, the Middle East, and Eastern Europe.

Most of our non-U.S. subsidiaries and affiliates are currently based in France, Germany, the Netherlands, Sweden, Switzerland, the United Kingdom and, with increasing emphasis, Australia, Canada, China, Malaysia, India, Mexico, Brazil, Eastern Europe, and the Middle East.

The following table shows annual revenue derived from customers outside the U.S. as a percentage of total annual revenue for each of the last three years, by segment and in total:

	% Non-U.S. Revenue by Segment
	Years Ended December 31,
	2014	2013	2012
Energy	28%	33%	30%
Engineered Systems	48%	47%	48%
Fluids	53%	51%	47%
Refrigeration & Food Equipment	35%	36%	35%
Total percentage of revenue derived from customers outside of the U.S.	40%	41%	40%

Our international operations are subject to certain risks, such as price and exchange rate fluctuations and non-U.S. governmental restrictions, which are discussed further in "Item 1A. Risk Factors." For additional details regarding our non-U.S. revenue and the geographic allocation of the assets of our continuing operations, see Note 17 Segment Information to the Consolidated Financial Statements in Item 8 of this Form 10-K.

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

In 2010, we developed and implemented a process to conduct an inventory of greenhouse gas emissions. Since then, we have evaluated our climate change risks and opportunities and have developed an energy and climate change strategy that includes clearly defined goals and objectives, along with prioritized programs and projects for achieving energy use and greenhouse gas emissions reductions. We have committed to reducing our overall energy and greenhouse gas intensity indexed to net revenue by 20% from 2010 to 2020. We also participated as a respondent in the 2013 Carbon Disclosure Project.

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

There have been no material effects upon our earnings and competitive position resulting from our compliance with laws or regulations enacted or adopted relating to the protection of the environment. We are aware of a number of existing or upcoming regulatory initiatives intended to reduce emissions in geographies where our manufacturing and warehouse/distribution facilities are located and have evaluated the potential impact of these regulations on our businesses. We anticipate that direct impacts from regulatory actions will not be significant in the short- to medium-term. We expect the regulatory impacts associated with climate change regulation would be primarily indirect and would result in "pass through" costs from energy suppliers, suppliers of raw materials, and other services related to our operations.

Employees

We had approximately 27,000 employees in our ongoing operations as of December 31, 2014.

Other Information

We make available through the "Financial Reports" link on our Internet website, http://www.dovercorporation.com, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to these reports. We post each of these reports on the website as soon as reasonably practicable after the report is filed with the Securities and Exchange Commission. The information on our Internet website is not incorporated into this Form 10-K.

ITEM 1A. RISK FACTORS

The risk factors discussed in this section should be considered together with information included elsewhere in this Form 10-K and should not be considered the only risks to which we are exposed. In general, we are subject to the same general risks and uncertainties that impact many other industrial companies such as general economic, industry and/or market conditions, and growth rates; the impact of natural disasters, and their effect on global markets; possible future terrorist threats and their effect on the worldwide economy; and changes in laws or accounting rules. Additional risks and uncertainties not currently known to us or that we currently believe are immaterial also may impair our business, including our results of operations, liquidity, and financial condition.

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

Our Energy segment is subject to risk due to the volatility of global energy prices and regulations that impact drilling and production, with overall demand for our products and services impacted by depletion rates, global economic conditions and related energy demands.

Negative changes in worldwide economic and capital market conditions are beyond our control, are highly unpredictable, and can have an adverse effect on our revenue, earnings, cash flows, and cost of capital.

•
Trends in oil and natural gas prices may affect the drilling and production activity, profitability and financial stability of our customers and therefore the demand for, and profitability of, our energy products and services, which could have a material adverse effect on our business, consolidated results of operations, and consolidated financial condition.

The oil and gas industry historically has experienced periodic downturns. Demand for our energy products and services is sensitive to the level of drilling and production activity of, and the corresponding capital spending by, oil and natural gas companies.  The level of drilling and production activity is directly affected by trends in oil and natural gas prices, which have been recently volatile and may continue to be volatile.

Prices for oil and natural gas are subject to large fluctuations in response to changes in the supply of and demand for oil and natural gas, market uncertainty, geopolitical developments and a variety of other factors that are beyond our control. Even the perception of longer-term lower oil and natural gas prices can reduce or defer major capital expenditures by our customers in the oil and gas industry. Given the long-term nature of many large-scale development projects, a significant downturn in the oil and gas industry could result in the reduction in demand for our energy products and services, and could have a material adverse effect on our financial condition, results of operations and cash flows.

•	We are subject to risks relating to our existing international operations and expansion into new geographical markets.

Approximately 40% of our revenues from continuing operations for 2014 and 41% of our revenues for 2013 were derived outside the United States. We continue to focus on penetrating global markets as part of our overall growth strategy and expect sales from outside the United States to continue to represent a significant portion of our revenues. In addition, many of our manufacturing operations and suppliers are located outside the United States.  Our international operations and our global expansion strategy are subject to general risks related to such operations, including:

o	political, social, and economic instability and disruptions;

o	government embargoes or trade restrictions;

o	the imposition of duties and tariffs and other trade barriers;

o	import and export controls;

o	limitations on ownership and on repatriation or dividend of earnings;

o	transportation delays and interruptions;

o	labor unrest and current and changing regulatory environments;

o	increased compliance costs, including costs associated with disclosure requirements and related due diligence;

o	the impact of loss of a single-source manufacturing facility;

o	difficulties in staffing and managing multi-national operations;

o	limitations on our ability to enforce legal rights and remedies; and

o	access to or control of networks and confidential information due to local government controls and vulnerability of local networks to cyber risks.
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

Our businesses use parts or materials that are impacted by the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act") requirement for disclosure of the use of "conflict minerals" mined in the Democratic Republic of the Congo and adjoining countries.  It is possible that some of our businesses' customers will require "conflict free" metals in products purchased from us. We are in the process of determining the country of origin of certain metals used by our businesses, as required by the Dodd-Frank Act. The supply chain due diligence and verification of sources may require several years to complete based on the current availability of smelter origin information and the number of vendors.  We may not be able to complete the process in the time frame required because of the complexity of our supply chain. Other governmental social responsibility regulations also may impact our suppliers, manufacturing operations, and operating profits.

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

Our businesses’ domestic and international sales and operations are subject to risks associated with changes in local government laws (including environmental and export/import laws), regulations, and policies. Failure to comply with any of these laws could result in civil and criminal, monetary, and non-monetary penalties as well as potential damage to our reputation. In addition, we cannot provide assurance that our costs of complying with new and evolving regulatory reporting requirements and current or future laws, including environmental protection, employment, data security, data privacy, and health and safety laws, will not exceed our estimates. In addition, we have invested in certain countries, including Brazil, Russia, India, and China, and may in the future invest in other countries, any of which may carry high levels of currency, political, compliance, and economic risk. While these risks or the impact of these risks are difficult to predict, any one or more of them could adversely affect our businesses and reputation.

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

Certain of our businesses sell their products in industries that are constantly experiencing change as new technologies are developed. In order to grow and remain competitive in these industries, they must adapt to future changes in technology to enhance their existing products and introduce new products to address their customers’ changing demands. If these businesses are unable to adapt to the rapid technological changes, it could adversely affect our consolidated results of operations, financial position, and cash flows.

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

•	The indemnification provisions of acquisition and disposition agreements by which we have acquired or sold companies may not fully protect us and may result in unexpected liabilities.

Certain of the acquisition agreements by which we have acquired companies require the former owners to indemnify us against certain liabilities related to the operation of the company before we acquired it. In most of these agreements, however, the liability of the former owners is limited and certain former owners may be unable to meet their indemnification responsibilities. Similarly, the purchasers of our discontinued operations may from time to time agree to indemnify us for operations of such businesses after the closing. We cannot be assured that any of these indemnification provisions will fully protect us, and as a result we may face unexpected liabilities that adversely affect our profitability and financial position.

•	The proposed disposition of certain of our businesses may not be completed on the currently contemplated timeline or terms, or at all.

There can be no assurance that the contemplated dispositions will be completed on the anticipated terms or timeframe, or at all.

•	Failure to attract, retain, and develop personnel or to provide adequate succession plans for key management could have an adverse effect on our operating results.

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

We depend on various information technologies throughout our company to administer, store and support multiple business activities. If these systems are damaged, cease to function properly, or are subject to cyber-security attacks, such as those involving unauthorized access, malicious software and/or other intrusions, we could experience production downtimes, operational delays, other detrimental impacts on our operations or ability to provide products and services to our customers, the compromising of confidential or otherwise protected information, destruction or corruption of data, security breaches, other manipulation or improper use of our systems or networks, financial losses from remedial actions, loss of business or potential liability, and/or damage to our reputation. While we attempt to mitigate these risks by employing a number of measures, including employee training, technical security controls, and maintenance of backup and protective systems, our systems, networks, products and services remain potentially vulnerable to known or unknown threats, any of which could have a material adverse affect on our business, financial condition or results of operations.

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

We conduct business through our subsidiaries in many different countries, and fluctuations in currency exchange rates could have a significant impact on the reported results of operations, which are presented in U.S. dollars. A significant and growing portion of our products are manufactured in lower-cost locations and sold in various countries. Cross-border transactions, both with external parties and intercompany relationships, result in increased exposure to foreign exchange effects. Accordingly, significant changes in currency exchange rates, particularly the Euro, Pound Sterling, Swiss franc, Chinese Renminbi (Yuan), and the Canadian dollar, could cause fluctuations in the reported results of our businesses’ operations that could negatively affect our results of operations.  Additionally, the strengthening of certain currencies such as the Euro and U.S. dollar potentially exposes us to competitive threats from lower cost producers in other countries. Our sales are translated into U.S. dollars for reporting purposes. The strengthening of the U.S. dollar could result in unfavorable translation effects as the results of foreign locations are translated into U.S. dollars.

•	Our borrowing costs may be impacted by our credit ratings developed by various rating agencies.

Three major ratings agencies (Moody’s, Standard and Poor’s, and Fitch Ratings) evaluate our credit profile on an ongoing basis and have each assigned high ratings for our long-term debt as of December 31, 2014.  Although we do not anticipate a material change in our credit ratings, if our current credit ratings deteriorate, then our borrowing costs could increase, including increased fees under our five-year credit facility, and our access to future sources of liquidity may be adversely affected.

•
In connection with the Knowles spin-off, the tax rules applicable to the distribution of shares to our shareholders may restrict us from engaging in certain corporate transactions or from raising equity capital beyond certain thresholds for a period of time after the spin-off, as applicable.

We received a private letter ruling from the Internal Revenue Service ("IRS") substantively to the effect that, among other things, the distribution of shares to our shareholders, will qualify as tax-free for U.S. federal income tax purposes under Sections 355 and 368(a)(1)(D) of the Internal Revenue Code (the "Code"). To preserve the tax-free treatment of the distribution of shares to our shareholders, we will be subject to restrictions with respect to our activities, including restrictions relating to certain issuances or repurchases of our common stock, asset sales, mergers and liquidations.

These restrictions may limit our ability to pursue strategic transactions of a certain magnitude that involve the issuance or acquisition of our stock or engage in new businesses or other transactions that might increase the value of our business. These restrictions may also limit our ability to raise significant amounts of cash through the issuance of stock, especially if our stock price were to suffer substantial declines, or through the sale of certain of our assets.

•	Indemnification agreements with Knowles may not fully protect us against certain liabilities.

In connection with the spin-off, Knowles agreed to indemnify us for any losses relating to the conduct of the Knowles business. There can be no assurance that the indemnity agreements will be sufficient to protect us against the full amount of any liabilities that may arise, or that the indemnitors will be able to fully satisfy their indemnification obligations. The failure to receive amounts for which we are entitled to indemnification could adversely affect our results of operations, cash flows and financial condition.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

The number, type, location and size of the properties used by our continuing operations as of December 31, 2014 are shown in the following charts, by segment:

	Number and nature of facilities				Square footage (in 000s)
	Manufacturing	Warehouse	Sales / Service	Total	Owned	Leased
Energy	67	66	77	210	2,815	1,691
Engineered Systems	39	33	86	158	3,205	1,520
Fluids	34	6	19	59	2,457	1,460
Refrigeration & Food Equipment	30	20	22	72	1,975	2,696

	Locations					Expiration dates of leased facilities (in years)
	North America	Europe	Asia	Other	Total	Minimum	Maximum
Energy	131	5	9	5	150	1	15
Engineered Systems	41	46	42	1	130	1	10
Fluids	16	15	16	4	51	1	10
Refrigeration & Food Equipment	34	14	11	3	62	1	15

We believe our owned and leased facilities are well-maintained and suitable for our operations.

ITEM 3. LEGAL PROCEEDINGS

A few of our subsidiaries are involved in legal proceedings relating to the cleanup of waste disposal sites identified under federal and state statutes which provide for the allocation of such costs among "potentially responsible parties." In each instance, the extent of the subsidiary’s liability appears to be very small in relation to the total projected expenditures and the number of other "potentially responsible parties" involved and it is anticipated to be immaterial to us on a consolidated basis. In addition, a few of our subsidiaries are involved in ongoing remedial activities at certain plant sites, in cooperation with regulatory agencies, and appropriate reserves have been established. At December 31, 2014 and 2013, we have reserves totaling $32.9 million and $34.0 million, respectively, for environmental and other matters, including private party claims for exposure to hazardous substances, that are probable and estimable.

The Company and certain of its subsidiaries are also parties to a number of other legal proceedings incidental to their businesses. These proceedings primarily involve claims by private parties alleging injury arising out of use of the Company’s products, exposure to hazardous substances, patent infringement, employment matters, and commercial disputes. Management and legal counsel, at least quarterly, review the probable outcome of such proceedings, the costs and expenses reasonably expected to be incurred and currently accrued to-date, and the availability and extent of insurance coverage. The Company has reserves for legal matters that are probable and estimable and not otherwise covered by insurance, and at December 31, 2014 and 2013, these reserves are not significant. While it is not possible at this time to predict the outcome of these legal actions, in the opinion of management, based on the aforementioned reviews, the Company is not currently involved in any legal proceedings which, individually or in the aggregate, could have a material affect on its financial position, results of operations, or cash flows.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

All of our officers are elected annually at the first meeting of the Board of Directors following our annual meeting of shareholders, and are subject to removal at any time by the Board of Directors. Our executive officers as of February 13, 2015, and their positions with Dover (and, where relevant, prior business experience) for the past five years, are as follows:

Name	Age	Positions Held and Prior Business Experience
Robert A. Livingston	61	Chief Executive Officer and Director (since December 2008) and President (since June 2008).
Ivonne M. Cabrera	48
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

Brad M. Cerepak	55	Senior Vice President and Chief Financial Officer (since May 2011) of Dover; prior thereto Vice President and Chief Financial Officer (from August 2009 to May 2011) of Dover.
C. Anderson Fincher	44
Vice President (since May 2011) of Dover and President and Chief Executive Officer (since February 2014) and Executive Vice President (from November 2011 to February 2014) of Dover Engineered Systems; prior thereto Executive Vice President (from May 2009 to November 2011) of Dover Industrial Products.

Jay L. Kloosterboer	54	Senior Vice President, Human Resources (since May 2011) of Dover; prior thereto Vice President, Human Resources (from January 2009 to May 2011) of Dover.
William C. Johnson	51
Vice President (since May 2014) of Dover and President and Chief Executive Officer (since February 2014) of Dover Refrigeration & Food Equipment; prior thereto President and Chief Executive Officer (from August 2006 to March 2014) of Hill Phoenix Inc.

Stephen R. Sellhausen	56	Senior Vice President, Corporate Development (since May 2011) of Dover; prior thereto Vice President, Corporate Development (from January 2009 to May 2011) of Dover.
Sivasankaran Somasundaram	49
Vice President (since January 2008) of Dover and President and Chief Executive Officer (since August 2013) of Dover Energy; prior thereto Executive Vice President (from November 2011 to August 2013) of Dover Energy; prior thereto Executive Vice President (from January 2010 to November 2011) of Dover Fluid Management; President (from January 2008 to December 2009) of Dover's Fluid Solutions Platform.

William W. Spurgeon, Jr.	56
Vice President (since October 2004) of Dover and President and Chief Executive Officer (since February 2014) of Dover Fluids; prior thereto President and Chief Executive Officer (from August 2013 to February 2014) of Dover Engineered Systems; prior thereto President and Chief Executive Officer (from November 2011 to August 2013) of Dover Energy; prior thereto President and Chief Executive Officer (from July 2007 to November 2011) of Dover Fluid Management.

Russell E. Toney	45
Senior Vice President, Global Sourcing (since February 2015) of Dover; prior thereto General Manager, Market Development (from January 2013 to February 2015) of GE Energy Management; prior thereto Commercial Leader (from January 2011 to  January 2013) of GE Energy Global Industries; prior thereto General Manager, Global Sourcing (from March 2007 to January 2011) of GE Energy Services.

Kevin P. Buchanan	59	Vice President, Tax (since July 2010) of Dover; prior thereto Deputy General Counsel, Tax (from November 2009 to June 2010) and Vice President, Tax (from May 2000 to October 2009) of Monsanto Company.
Paul E. Goldberg	51	Vice President, Investor Relations (since November 2011) of Dover; prior thereto Treasurer and Director of Investor Relations (from February 2006 to November 2011) of Dover.
Raymond T. McKay, Jr.	61	Vice President (since February 2004) and Controller (since November 2002) of Dover.
Brian P. Moore	44
Vice President, Treasurer (since November 2011) of Dover; prior thereto Senior Director, Investor Relations (from April 2010 to October 2011) of USG Corporation; prior thereto Director of Credit & Accounts Receivable (from December 2008 to April 2010) of USG.

Michael Y. Zhang	51	Vice President (since May 2010) of Dover and President, Asia (since May 2011) of Dover; prior thereto Managing Director (from January 2009 to May 2011) of Dover Regional Headquarters, China.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Dividends

The principal market in which Dover common stock is traded is the New York Stock Exchange. Information on the high and low adjusted close prices of our stock and the frequency and the amount of dividends paid during the last two years is as follows:

	2014			2013
	Market Prices (1)		Dividends per Share	Market Prices (1)		Dividends per Share
	High	Low		High	Low
First Quarter	$81.02	$67.34	$0.375	$59.95	$53.31	$0.350
Second Quarter	90.11	79.69	0.375	65.14	54.70	0.350
Third Quarter	90.22	79.94	0.400	75.04	61.88	0.375
Fourth Quarter	82.76	67.76	0.400	78.67	70.49	0.375
			$1.550			$1.450

(1)	Due to the February 28, 2014 distribution of Knowles, the high and low close prices shown above for each quarter prior to the distribution have been adjusted for comparability purposes.

Holders

The number of holders of record of Dover common stock as of January 30, 2015 was approximately 21,387. This figure includes participants in our domestic 401(k) program.

Securities Authorized for Issuance Under Equity Compensation Plans

Information regarding securities authorized for issuance under our equity compensation plans is contained in Part III, Item 12 of this Form 10-K.

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

During the fourth quarter of 2014, we made the following purchases of Dover shares:

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value in Thousands) of Shares that May Yet Be Purchased under the Plans or Programs (2)
Period				May 2012 Program	November 2012 Program
October 1 to October 31	951,767	$78.82	951,767	1,809,576	$—
November 1 to November 30	621,535	80.47	621,535	1,188,041	—
December 1 to December 31	1,150,000	72.57	1,150,000	38,041	—
For the Fourth Quarter	2,723,302	$76.56	2,723,302	38,041	$—

(1)
In May 2012, the Board of Directors renewed its standing authorization of the Company's share repurchase program, on terms consistent with its prior five-year authorization which expired at that time. This renewal authorized the repurchase of up to 10,000,000 shares of the Company's common stock during the five-year period ending May 2017. All shares repurchased during the fourth quarter were purchased under this program.

(2)
As of December 31, 2014, the number of shares still available for repurchase under the May 2012 share repurchase authorization was 38,041. This authorization was canceled and replaced in January 2015 with a new standing share repurchase authorization approved by the Board of Directors, whereby the Company may repurchase up to 15,000,000 shares of its common stock over the following three years. In November 2012, the Board of Directors approved a $1 billion share repurchase program authorizing repurchases of Dover's common stock over the following 12 to 18 months. This program was completed in the first quarter of 2014.

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

Comparison of Five-Year Cumulative Total Return *
Dover Corporation, S&P 500 Index & Peer Group Index

Total Shareholder Returns

Data Source: Research Data Group, Inc
_______________________
*Total return assumes reinvestment of dividends.
This graph assumes $100 invested on December 31, 2009 in Dover Corporation common stock, the S&P 500 index, and a peer group index.

The 2014 peer index consists of the following 36 public companies selected by the Company.

3M Company	FMC Technologies Inc.	Regal Beloit Corp.
Actuant Corp.	Honeywell International Inc.	Rockwell Automation Inc.
AMETEK Inc.	Hubbell Incorporated	Roper Industries Inc.
Amphenol Corp.	IDEX Corporation	Snap-On Inc.
Cameron International Corp.	Illinois Tool Works Inc.	SPX Corporation
Carlisle Companies Inc.	Ingersoll-Rand PLC	Teledyne Technologies Inc.
Corning Inc.	Lennox International Inc.	Textron Inc.
Crane Company	Nordson Corp.	The Timken Company
Danaher Corporation	Pall Corporation	Tyco International Limited
Eaton Corporation	Parker-Hannifin Corp.	United Technologies Corp.
Emerson Electric Co.	Pentair Limited	Vishay Intertechnology Inc.
Flowserve Corporation	Precision Castparts Corp.	Weatherford International Limited

ITEM 6. SELECTED FINANCIAL DATA

dollars in thousands except share data	2014	2013	2012	2011	2010

Revenue	$7,752,728	$7,155,096	$6,626,648	$6,051,011	$5,069,665
Earnings from continuing operations	778,140	797,527	650,075	579,348	447,413
Net earnings	775,235	1,003,129	811,070	895,243	700,104

Basic earnings (loss) per share:
Continuing operations	$4.67	$4.66	$3.58	$3.12	$2.39
Discontinued operations	(0.02)	1.20	0.89	1.70	1.35
Net earnings	4.65	5.86	4.47	4.82	3.75

Weighted average shares outstanding	166,692,000	171,271,000	181,551,000	185,882,000	186,897,000

Diluted earnings (loss) per share:
Continuing operations	$4.61	$4.60	$3.53	$3.07	$2.37
Discontinued operations	(0.02)	1.18	0.88	1.67	1.34
Net earnings	4.59	5.78	4.41	4.74	3.70

Weighted average shares outstanding	168,842,000	173,547,000	183,993,000	188,887,000	189,170,000

Dividends per common share	$1.55	$1.45	$1.33	$1.18	$1.07

Capital expenditures	$166,033	$141,694	$146,502	$152,764	$125,962
Depreciation and amortization	307,188	278,033	229,934	193,353	160,377
Total assets	9,090,385	10,855,181	10,429,618	9,456,408	8,562,894
Total debt	3,030,997	2,828,479	2,800,116	2,187,252	1,807,476

All results and data in the table above reflect continuing operations, unless otherwise noted. As a result, the data presented above will not necessarily agree to previously issued financial statements. See Note 4 Disposed and Discontinued Operations in the Consolidated Financial Statements in Item 8 of this Form 10-K for additional information on disposed and discontinued operations and Note 3 Acquisitions for additional information regarding the impact of 2014 and 2013 acquisitions.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is intended to help the reader understand our results of operations and financial condition for the three years ended December 31, 2014. The MD&A should be read in conjunction with our Consolidated Financial Statements and Notes included in Item 8 of this Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed elsewhere in this Form 10-K, particularly in Item 1A. "Risk Factors" and in the "Special Note Regarding Forward-Looking Statements" preceding Part I of this Form 10-K.

Throughout this MD&A, we refer to measures used by management to evaluate performance, including a number of financial measures that are not defined under accounting principles generally accepted in the United States of America (GAAP). These include organic revenue, organic revenue growth, free cash flow and adjusted working capital. Organic revenue and organic growth refer to revenue and revenue growth excluding the impacts of foreign exchange, acquisitions and divestitures. Free cash flow is operating cash flow less capital spending, while adjusted working capital refers to accounts receivable, plus inventory, less accounts payable. We believe these measures provide investors with important information that is useful in understanding our business results and trends. Reconciliations within this MD&A provide more details on the use and derivation of these measures.

The MD&A is organized as follows:

•	Overview and Outlook

•	Consolidated Results of Operations

•	Segment Results of Operations

•	Financial Condition

◦	Cash Flow Summary and Liquidity and Capital Resources

◦	Critical Accounting Policies and Estimates and Recent Accounting Standards

◦	Special Notes Regarding Non-GAAP Disclosures

OVERVIEW AND OUTLOOK

Dover is a diversified global manufacturer delivering innovative equipment and components, specialty systems and support services through four major operating segments: Energy, Engineered Systems, Fluids, and Refrigeration & Food Equipment.

On February 28, 2014, the Company completed the separation of Knowles from Dover through the pro rata distribution of 100% of the common stock of Knowles to Dover's stockholders of record as of the close of business on February 19, 2014. The distribution was structured to be tax-free to Dover and its shareholders for U.S. federal income tax purposes.

In the first quarter of 2014, Dover announced the realignment of its businesses into a new segment structure, consisting of four segments and organized around its key end markets to better focus on growth strategies. The new structure is designed also to provide increased opportunities to leverage Dover's scale and capitalize on productivity initiatives.

In connection with management's evaluation of Dover's businesses for their strategic fit within Dover's operations, the Company announced in the fourth quarter of 2014 its intention to divest Datamax O'Neil and Sargent Aerospace, two businesses within the Engineered Systems segment. Accordingly, these businesses were reclassified to discontinued operations. The Company has reached a definitive agreement to sell Datamax O'Neil. Also excluded from continuing operations are the results of operations of DEK International and Everett Charles Technologies (including the Multitest business, collectively "ECT"), until their respective dates of sale of third quarter 2014 and fourth quarter 2013, respectively. The Company completed the sale of DEK International in the third quarter of 2014 for total proceeds of $170.6 million, which resulted in an after-tax loss on sale of $6.9 million. In addition, the Company recognized a gain on sale of $3.2 million in 2014 in connection with a working capital adjustment of $4.5 million for ECT. The results presented herein represent continuing operations, excluding the results of these businesses, as well as the results of Knowles prior to the spin-off.

Full year 2014 consolidated revenue from continuing operations was $7.8 billion, an increase of $597.6 million, as compared to prior year reflecting an increase in organic revenue of 4.4%, a 4.4% increase in acquisition-related revenue and a negligible impact due to foreign currency translation. Increases across all four segments were led by strong results in our Engineered Systems, Fluids and Energy segments. Our Engineered Systems segment achieved solid growth across both platforms, resulting in overall revenue growth of 9.5% as compared to the prior year. Within the Printing & Identification platform of Engineered Systems, our recent acquisition MS Printing performed well as did our core printing and coding businesses. In addition, the Industrials platform achieved broad-based growth led by our auto-related and waste handling businesses. Our Fluids segment performed well with revenue growth of 15.7% as compared to the prior year, as continuing robust market conditions for Fluid Transfer products and solid Pumps markets resulted in strong organic growth, supplemented by acquisition-related growth. In our Energy segment, revenue growth of nearly 9.0% largely driven by recent acquisitions, solid U.S. Drilling & Production customer activity, as well as generally healthy Bearings & Compression markets. Our Refrigeration & Food Equipment segment generated revenue growth of 1.8%, with solid performance in our Refrigeration end market, partially offset by the impact of product mix within our Food Equipment end market.

Gross profit increased $195.7 million, or 7.0%, to $3.0 billion, reflecting the benefit of increased sales volumes mainly due to broad-based order and shipment activity. This growth was partially offset by higher restructuring charges in the current year, as well as higher labor costs. For further discussion related to our consolidated and segment results, see "Consolidated Results of Operations" and "Segment Results of Operations," respectively, within Management's Discussion and Analysis of Financial Condition and Results of Operations.

Bookings increased 7.8% over the prior year to $7.8 billion, representing year-over-year growth across our Energy, Engineered Systems and Fluids segments of 8.8%, 11.4% and 13.7%, respectively. This growth was partially offset by a 1.0% decrease for our Refrigeration & Food Equipment segment. Overall, the book-to-bill of 1.00 slightly decreased as compared to the prior year. Backlog of $1.2 billion remained relatively flat as compared to prior year.

From a geographic perspective for the year, our North American, European and Asian markets were all solid, whereas Latin America was weak. We anticipate our North American growth will moderate, specifically for our Energy segment, due to the recent decline in global oil markets; however, we expect North America to remain a solid market for our other three segments.

We acquired a total of seven businesses in 2014 for total net consideration of $802.3 million. These businesses were acquired to complement and expand upon existing operations within our Energy, Fluids and Refrigeration & Food Equipment segments and the Printing & Identification platform of the Engineered Systems segment. Included in these acquisitions was the October 1, 2014 acquisition of Accelerated Companies LLC ("Accelerated"), a supplier of artificial lift and fluid handling solutions to oil and gas production markets. The business is now part of Dover Artificial Lift, a business unit within Dover's Energy segment. The total purchase price for this acquisition, net of cash acquired and including final working capital adjustments, was approximately $435.7 million, which was funded with commercial paper.

In addition to the aforementioned acquisitions, we completed previously announced actions to adjust our costs and further streamline our businesses. These actions resulted in full year 2014 restructuring charges of $44.8 million, of which $37.4 million was incurred in the fourth quarter of 2014. We expect to incur restructuring charges of approximately $17.0 million to $20.0 million in the first quarter of 2015, with approximately $12.0 million to $15.0 million of these charges within our Energy segment. The 2015 cost savings expected to be realized as a result of the restructuring programs initiated in late 2014 and early 2015 is expected to be within the range of $70.0 million to $75.0 million. In light of the economic uncertainty, particularly for the Energy end markets, it is possible that additional programs may be implemented throughout the remainder of 2015.

During the year ended December 31, 2014, the Company purchased a total of approximately 7.5 million shares of its common stock in the open market at a total cost of $601.1 million, or approximately $80.50 per share. Included in this total are 3.6 million shares repurchased to complete the November 2012 $1.0 billion stock repurchase program. The remaining 3.9 million of share repurchases in 2014 were made pursuant to the share repurchase program approved in May 2012. As of December 31, 2014, the approximate number of shares still available for repurchase under the May 2012 share repurchase authorization was 0.1 million. This authorization was canceled and replaced in January 2015 with a new standing share repurchase authorization approved by the Board of Directors, whereby the Company may repurchase up to 15 million shares of its common stock over the following three years. In addition, we continued our history of increasing our annual dividend payments to shareholders by paying $258.5 million in dividends in 2014.

Looking forward to 2015, we expect the following:

•
Within our Energy segment, lower revenue in our U.S.-based Drilling & Production businesses, however, we continue to expect our international oil and gas activity and our Bearings & Compression businesses to grow;

•	Within our Engineered Systems segment, continued growth driven by strong dynamics in our Industrials platform and global growth in Printing & Identification;

•	The continuation of solid global markets in our Fluids segment driven by increased regulatory activity, a positive retail fueling environment and new product introductions;

•	Within our Refrigeration & Food Equipment segment, growth supported by our focus on customer service and best-in-class products; and

•	Continued share repurchases under the new standing authorization approved in January 2015.

Our 2015 guidance anticipates the combined impact of lower oil prices, discontinued operations, share repurchase activity and the impact of foreign currency translation. We expect total revenue growth of 1% to (2%), primarily reflecting our outlook for Energy. Within our total revenue forecast, organic growth is anticipated to be approximately 1% to (2%), completed acquisitions will provide approximately 2% growth, and the impact of foreign currency translation is expected to have a negative impact of 2%. In total, we expect full year adjusted EPS to be in the range of $4.70 to $4.95.

If global or domestic economic conditions accelerate or deteriorate, our operating results for 2015 could be materially different than currently projected.

CONSOLIDATED RESULTS OF OPERATIONS

As discussed in Note 4 Disposed and Discontinued Operations to the Consolidated Financial Statements in Item 8 of this Form 10-K, in the fourth quarter of 2014, we reclassified certain businesses in the Engineered Systems segment to discontinued operations based on our decision to divest these businesses. The results of operations of these businesses have been removed from the results of continuing operations and are presented within results of discontinued operations for all periods presented.

	Years Ended December 31,			% / Point Change
(dollars in thousands, except per share figures)	2014	2013	2012	2014 vs. 2013	2013 vs. 2012
Revenue	$7,752,728	$7,155,096	$6,626,648	8.4%	8.0%
Cost of goods and services	4,778,479	4,376,505	4,046,659	9.2%	8.2%
Gross profit	2,974,249	2,778,591	2,579,989	7.0%	7.7%
Gross profit margin	38.4%	38.8%	38.9%	(0.4)	(0.1)

Selling and administrative expenses	1,758,765	1,616,921	1,520,961	8.8%	6.3%
Selling and administrative as a percent of revenue	22.7%	22.6%	23.0%	0.1	(0.4)

Interest expense, net	127,179	120,654	121,269	5.4%	(0.5)%
Other (income) expense, net	(5,902)	(4,970)	6,694	nm*	nm*

Provision for income taxes	316,067	248,459	280,990	27.2%	(11.6)%
Effective tax rate	28.9%	23.8%	30.2%	5.1	(6.4)

Earnings from continuing operations	778,140	797,527	650,075	(2.4)%	22.7%

(Loss) earnings from discontinued operations, net	(2,905)	205,602	160,995	nm*	nm*

Earnings from continuing operations per common share - diluted	$4.61	$4.60	$3.53	0.2%	30.3%
 * nm: not meaningful

Revenue

Our 2014 consolidated revenue increased $597.6 million, or 8.4% to $7.8 billion, reflecting organic growth of 4.4%, growth from acquisitions of 4.4%, and a minor unfavorable impact from foreign currency translation. All four segments grew solidly year-over-year. Acquisition growth of 4.4% was largely driven by our Energy segment and included recent acquisitions such as Accelerated and WellMark.

Our 2013 consolidated revenue increased 8.0% to $7.2 billion compared with 2012, reflecting organic growth of 2.1%, growth from acquisitions of 5.9% and a negligible impact from currency translation. All four of our segments generated 2013 organic revenue growth, with the majority attributed to volume increases driven by strength in Energy, Refrigeration and Food Equipment, and many of the other industrial markets served by our Engineered Systems segment.

Gross Profit

Our gross profit increased $195.7 million, or 7.0%, in 2014 compared with 2013, reflecting the benefit of increased sales volumes. Gross profit margin declined 40 basis points due to the impact of higher restructuring costs of $14.4 million, higher acquisition-related depreciation and amortization of $15.4 million, and higher one-time labor costs as we completed the transition to new production sites.

Our gross profit increased $198.6 million or 7.7% in 2013 compared with 2012, reflecting the benefit of increased sales volumes, favorable net material costs, and benefits from productivity initiatives. The benefit from these factors were partly offset with higher depreciation and amortization expense of $15.7 million. Gross profit margin was consistent year over year, with the operating leverage achieved by the higher volumes being offset by the impact of normal pricing concessions, business mix and higher labor costs.

Selling and Administrative Expenses

Selling and administrative expenses increased $141.8 million, or 8.8%, in 2014 compared with 2013 primarily due to general increases across the segments in support of higher volumes. The current year expense included higher restructuring costs of $21.3 million to align our businesses with anticipated market conditions and $15.0 million additional depreciation and amortization expense relating primarily to the recent acquisitions of Finder Pompe, Wellmark, and Accelerated.

As a percentage of revenue, selling and administrative expenses increased 10 basis points in 2014 to 22.7%. Results for 2014 include a $3.6 million one-time settlement charge for lump-sum payments made to participants in our U.S. defined benefit pension plan. Selling and administrative expenses for the 2013 period also include certain one-time gains of $6.8 million associated with the sale of land in Switzerland and pension curtailment gain of $4.4 million recognized in connection with the freeze of future service benefits for the U.S. benefit plans. Adjusting for these one-time items, selling and administrative expenses as a percentage of revenue improved 20 basis points in 2014 relative to 2013 a result of leverage from higher revenue levels, which more than offset higher acquisition-related depreciation and amortization and increased restructuring charges.

Higher selling and administrative expenses in 2013 relative to 2012 reflect general increases across the segments in support of higher volumes. As a percentage of revenue, selling and administrative expenses decreased to 22.6% in 2013 compared with 23.0% in 2012. This 40 basis point improvement is the a result of leverage from the higher revenue levels which offset higher acquisition-related depreciation and amortization charges of $11.6 million. Approximately 20 basis points of this improvement is attributable to the $11.2 million of one-time items recognized in 2013 as discussed above.

Non-Operating Items

Interest expense, net, increased $6.5 million, or 5.4%, to $127.2 million in 2014 primarily due to higher interest expense related to the euro-denominated debt issued in the fourth quarter of 2013. In 2013, our interest expense, net, decreased 0.5% to $120.7 million due primarily to lower interest rates on commercial paper borrowings for the period.

Other expense (income), net in 2014, 2013, and 2012 includes $2.1 million, $5.6 million, and $9.2 million, respectively, of net foreign exchange losses resulting from the re-measurement and settlement of foreign currency denominated balances. These foreign exchange losses were more than offset by other nonrecurring items including insurance settlements for property damage of $5.1 million and $7.4 million in 2014 and 2013, respectively. Other income for 2014 also included $1.7 million for earnings on minority investments during the year. Other expense, net in 2012 also included royalty income and other miscellaneous non-operating gains and losses, none of which are individually significant.

Income Taxes

We operate globally, and 27.8%, 31.7%, and 31.2% of our pre-tax earnings in 2014, 2013, and 2012, respectively, were generated in foreign jurisdictions. Foreign earnings are generally subject to local country tax rates that are well below the 35.0% U.S. statutory rate. We also benefit from tax holidays and incentives in a number of the foreign jurisdictions. As a result, our effective non-U.S. tax rate is typically significantly lower than the U.S. statutory rate.

The 2014 effective tax rate on continuing operations was 28.9% compared to the 2013 rate of 23.8%. The 2014 rate was impacted by $11.3 million of favorable net discrete items, principally related to settlements of uncertain tax matters. The 2013 effective tax rate was impacted by other favorable net discrete items totaling $75.5 million, principally related to the conclusion of certain U.S. federal, state and international tax audits, a favorable court opinion, certain cross-border tax consequences and the effect of the American Tax Relief Act of 2012 signed into law on January 2, 2013. After adjusting for discrete items, the effective tax rates were 29.9% for 2014 and 31.0% for 2013.

We believe it is reasonably possible during the next twelve months that uncertain tax positions may be settled, which could result in a decrease in the gross amount of unrecognized tax benefits. This decrease may result in an income tax benefit. Due to the potential for resolution of federal, state, and foreign examinations, and the expiration of various statutes of limitation, our gross unrecognized tax benefits balance may change within the next twelve months by a range of zero to $27.0 million. Some portion of such change may be reported as discontinued operations. We believe adequate provision has been made for all income tax uncertainties.

The 2012 effective tax rate on continuing operations was 30.2%. The effective tax rate in 2012 was favorably impacted by net discrete and other items totaling $17.8 million, arising principally from settlements with the U.S. federal and state taxing authorities.  After adjusting for discrete and other items, the effective tax rate for 2012 was 32.1%.

Earnings from Continuing Operations

Earnings from continuing operations decreased 2.4% to $778.1 million, or $4.61 diluted earnings per share ("EPS") in 2014, compared with earnings from continuing operations of $797.5 million, or $4.60 EPS, in 2013. Excluding the impact of discrete tax benefits of $11.3 million, or $0.07 EPS, in 2014 and $75.5 million, or $0.43 EPS, in 2013, earnings from continuing operations increased 6.2%. The increase in these adjusted earnings for 2014 is primarily due to higher revenues and benefits from productivity and cost containment initiatives, offset by higher restructuring and acquisition-related expenses. Excluding the impact of discrete tax items, EPS increased 9.1% in 2014, reflecting the impact of higher earnings and lower weighted average shares outstanding relative to 2013 due to over seven million shares repurchased during the year.

Earnings from continuing operations increased 22.7% to $797.5 million, or $4.60 EPS in 2013, compared with earnings from continuing operations of $650.1 million, or $3.53 EPS, in 2012. Excluding the impact of discrete tax benefits of $75.5 million, in 2013 and $17.8 million, or $0.10 EPS, in 2012, earnings from continuing operations increased 14.2%. The increase in 2013 adjusted earnings is primarily the result of higher revenues, offset in part by higher labor costs across all segments, as well as higher acquisition-related expenses, including depreciation and amortization. Excluding the impact of discrete tax items, EPS increased 21.2% in 2013, which reflects the increase in earnings, as well as the impact of six million share buybacks during the period.

Discontinued Operations

The results of discontinued operations reflect the results of Datamax O'Neil and Sargent Aerospace, which were reclassified to discontinued operations in the fourth quarter of 2014. These results also include Knowles prior to the distribution on February 28, 2014 and the results of DEK and ECT prior to their respective sale dates of July 2, 2014 and November 30, 2013.

The results of discontinued operations for the year ended December 31, 2014 totaled a net loss of $2.9 million. This amount includes a loss on the sale of DEK of $6.9 million and a gain of $3.2 million in connection with a working capital adjustment for ECT, which was sold in the prior year. Also reflected within the net loss from discontinued operations is $32.3 million of after-tax earnings for those businesses classified as discontinued operations, $27.1 million of spin-off costs and a pension settlement charge of $4.4 million, net of tax, attributable to lump sum payments made to Knowles participants in Dover's qualified defined benefit pension plan.

Earnings from discontinued operations for the year ended December 31, 2013 totaled net earnings of $205.6 million, which primarily reflects after-tax earnings of the five businesses classified as discontinued operations as well as discrete tax benefits of $54.8 million, $30.1 million of spin-off costs, and $18.3 million of interest on tax obligations in foreign jurisdictions. Also reflected in discontinued operations is a net loss on the sale of ECT, including impairments, of $21.5 million and $14.0 million of impairment relating to DEK.

Earnings from discontinued operations for the year ended December 31, 2012 totaled net earnings of $161.0 million, which primarily reflects after-tax earnings of the five businesses classified as discontinued operations as well as various expense and accrual adjustments relating to other discontinued operations. This activity was offset by a goodwill impairment charge recognized in connection with the anticipated sale of ECT of $51.9 million, net of tax.

Refer to Note 4 Disposed and Discontinued Operations in the Consolidated Financial Statements in Item 8 of this Form 10-K for additional information on disposed and discontinued operations.

Restructuring Activities

2014 Restructuring Activities

The Company incurred $44.8 million of restructuring charges during 2014 including the programs described below.

•	The Energy segment incurred restructuring charges of $7.5 million, related principally to a facility consolidation in its businesses serving the compression markets and a reduction in workforce.

•
The Engineered Systems segment recorded $6.6 million of restructuring charges relating to facility consolidations within both the Printing & Identification and Industrials platforms, as well as actions taken to optimize costs related to engineering, sales, and administrative functions within the Printing & Identification platform.

•	The Fluids segment recorded $3.8 million of restructuring charges principally related to reduction in workforce for those businesses serving the Pumps markets.

•
The Refrigeration & Food Equipment segment recorded restructuring charges of $24.9 million, primarily related to headcount reductions and exit plans at targeted facilities, including approximately $17.5 million related to the closure of a European-based facility within Refrigeration.

•
Corporate recorded restructuring charges of approximately $2.0 million, primarily severance expense, resulting from the Company's decision to realign its businesses into a new segment structure in the first quarter of 2014 following the spin-off of Knowles.

Of the restructuring charges above, $37.4 million was incurred in Q4 2014 principally due to streamlining business across the organization. We expect to incur restructuring charges of approximately $17.0 million to $20.0 million in the first quarter of 2015, with the majority of these charges in the Energy segment. We anticipate that much of the benefit of the 2014 and 2015 programs will be realized over the remainder of 2015 and into 2016. We also expect to fund the remainder of the 2014 programs currently underway, as well those commenced in 2015, over the next 12 to 18 months. In light of the economic uncertainty in certain of our end markets and our continued focus on improving our operating efficiency, it is possible that additional programs may be implemented throughout the remainder of 2015.

2013 Restructuring Activities

During 2013, we initiated restructuring actions relating to ongoing cost reduction efforts, including targeted facility consolidations and headcount reductions at certain businesses. As a result, in 2013, we incurred restructuring charges totaling $9.1 million related to these programs, as follows:

•
The Engineered Systems segment incurred restructuring charges of $3.6 million, mainly relating to facility consolidations and other headcount reduction programs undertaken to optimize its cost structure.

•	The Fluids segment incurred restructuring charges of $0.9 million, principally relating to rationalization of global headcount to better align its footprint with present market conditions.

•
The Refrigeration & Food Equipment segment incurred restructuring charges of $5.5 million, primarily relating to a facility consolidation and related headcount reductions within its operations to better reflect the current market dynamics.

Restructuring initiatives in 2012 were limited to a few targeted facility consolidations. We incurred restructuring charges of $13.9 million relating to such activities. See Note 9 Restructuring Activities in the Consolidated Financial Statements in Item 8 of this Form 10-K for additional details regarding our recent restructuring activities.

SEGMENT RESULTS OF OPERATIONS

This summary that follows provides a discussion of the results of operations of each of our four reportable operating segments (Energy, Engineered Systems, Fluids, and Refrigeration & Food Equipment). Each of these segments is comprised of various product and service offerings that serve multiple end markets. See Note 17 Segment Information in the Consolidated Financial Statements in Item 8 of this Form 10-K for a reconciliation of segment revenue, earnings, and operating margin to our consolidated revenue, earnings from continuing operations, and operating margin. Segment EBITDA and segment EBITDA margin, which are presented in the segment discussion that follows, are non-GAAP measures and do not purport to be alternatives to operating income as a measure of operating performance. We believe that these measures are useful to investors and other users of our financial information in evaluating ongoing operating profitability as they exclude the depreciation and amortization expense related primarily to capital expenditures and acquisitions that occurred in prior years, as well as in evaluating operating performance in relation to our competitors. For further information, see the Non-GAAP Disclosures at the end of this Item 7.

Energy

Our Energy segment, serving the Drilling & Production, Automation, and Bearings & Compression end markets, is a provider of customer driven solutions and services for safe and efficient production and processing of oil, natural gas liquids, and gas worldwide, and has a strong presence in the bearings and compression components markets.

	Years Ended December 31,			% Change
(dollars in thousands)	2014	2013	2012	2014 vs. 2013	2013 vs. 2012
Revenue:
Drilling & Production	$1,459,514	$1,378,225	$1,315,599	5.9%	4.8%
Bearings & Compression	347,470	341,628	337,131	1.7%	1.3%
Automation	210,255	134,000	135,565	56.9%	(1.2)%
Total	$2,017,239	$1,853,853	$1,788,295	8.8%	3.7%

Segment earnings	$461,815	$459,649	$466,801	0.5%	(1.5)%
Operating margin	22.9%	24.8%	26.1%

Segment EBITDA	$573,771	$558,724	$554,722	2.7%	0.7%
Segment EBITDA margin	28.4%	30.1%	31.0%

Other measures:
Depreciation and amortization	$111,956	$99,075	$87,921	13.0%	12.7%
Bookings	2,016,411	1,853,562	1,801,580	8.8%	2.9%
Backlog	233,347	206,790	224,284	12.8%	(7.8)%

Components of revenue growth:				2014 vs. 2013	2013 vs. 2012
Organic growth				3.1%	0.3%
Acquisitions				6.6%	3.4%
Foreign currency translation				(0.9)%	—%
				8.8%	3.7%

2014 Versus 2013

Energy segment revenue for the year increased $163.4 million, an 8.8% increase over the prior year including organic growth of 3.1%, acquisition-related growth of 6.6%, slightly offset by a 0.9% unfavorable impact from foreign currency translation.

•
Drilling & Production revenue (representing 72.4% of 2014 segment revenue) increased $81.3 million, or 5.9%. Growth was driven by strong U.S. drilling and artificial lift activity and the impact of acquisitions, particularly Accelerated

Companies LLC, purchased in October 2014. This growth was partially offset by expected lower project-related shipments in Australia and lower demand for winches in the military and infrastructure markets.

•
Bearings & Compression revenue (representing 17.2% of 2014 segment revenue) increased $5.8 million, or 1.7%. This growth resulted from increased demand in our Compression end market, partially offset by softness in our Bearings end market due to slower OEM build rates.

•
Automation revenue (representing 10.4% of 2014 segment revenue) increased $76.2 million, or 56.9%, primarily resulting from growth relating to the 2014 acquisitions of Wellmark Holdings, Inc. and Timberline Manufacturing as well as the full year impact of the 2013 acquisition of SPIRIT. Growth in 2014 was also driven by strong drilling activity and increased sensor replacement in the downhole pressure transducers business.

Energy earnings in 2014 increased $2.2 million compared to 2013, or 0.5%, primarily due to higher Drilling and Automation revenue partially offset by higher acquisition-related depreciation and amortization of approximately $22.0 million, as well as higher restructuring costs of $8.4 million. The operating margin decrease of 190 basis points was also partially impacted by unfavorable material pricing in the artificial lift businesses.

Bookings for the year ended December 31, 2014 increased 8.8% compared to 2013, primarily due to broad-based growth across our product lines. Backlog at December 31, 2014 increase 12.8% compared to the prior year, mainly due to large projects booked in our Bearings end market.

2013 Versus 2012

Revenue generated by our Energy segment increased $65.6 million, or 3.7%, compared with 2012. The increase was driven primarily by acquisition growth of 3.4% and organic growth of 0.3%. There was a negligible impact from foreign currency translation.

•
Drilling & Production revenue (representing 74.4% of 2013 segment revenue) increased by $62.6 million, or 4.8%, driven by a large artificial lift project in Australia and market share gains and international growth in Drilling end markets, partially offset by softer demand for winch products in the energy and recovery markets.

•
Bearings & Compression revenue (representing 18.4% of 2013 segment revenue) increased by $4.5 million, or 1.3%, reflecting a small increase in Bearing end market shipments, partially offset by slightly lower Compression product sales.

•
Automation revenue (representing 7.2% of 2013 segment revenue) decreased by $1.6 million, or 1.2%, driven by prior year customer upgrade programs in our downhole pressure transducers business that did not repeat.

Energy's earnings decreased $7.2 million, or 1.5%, primarily resulting from lower yields and higher costs of new drilling products, lower sales of winch products and investments in compression product expansion. Operating margin decreased 130 basis points compared to the prior year due to the lower yields and higher costs of new drilling products, unfavorable product mix in artificial lift products and investments in compression product expansion.

Engineered Systems

Our Engineered Systems segment is comprised of two platforms, Industrials and Printing & Identification, and is focused on the design, manufacture and service of critical equipment and components serving the vehicle service, environmental solutions, industrial, and printing and identification markets. As discussed previously, Datamax O'Neil, a business previously within the the Printing & Identification platform, and Sargent Aerospace, previously within the Industrials platform, were reclassified to discontinued operations in the fourth quarter of 2014. The discussion that follows addresses continuing operations of the segment.

	Years Ended December 31,			% Change
(dollars in thousands)	2014	2013	2012	2014 vs. 2013	2013 vs. 2012
Revenue:
Industrials	$1,397,081	$1,300,095	$1,292,844	7.5%	0.6%
Printing & Identification	988,884	877,875	850,843	12.6%	3.2%
	$2,385,965	$2,177,970	$2,143,687	9.5%	1.6%

Segment earnings	$386,998	$347,497	$319,704	11.4%	8.7%
Operating margin	16.2%	16.0%	14.9%

Segment EBITDA	$448,944	$406,555	$380,374	10.4%	6.9%
Segment EBITDA margin	18.8%	18.7%	17.7%

Other measures:
Depreciation and amortization	$61,946	$59,058	$60,670	4.9%	(2.7)%

Bookings
Industrials	$1,451,847	$1,316,228	$1,296,372	10.3%	1.5%
Printing & Identification	993,260	879,468	854,762	12.9%	2.9%
Eliminations	(56)	63	(225)
	$2,445,051	$2,195,759	$2,150,909	11.4%	2.1%

Backlog
Industrials	$282,598	$231,748	$234,397	21.9%	(1.1)%
Printing & Identification	110,359	95,597	93,326	15.4%	2.4%
Eliminations	—	—	1
	$392,957	$327,345	$327,724	20.0%	(0.1)%

Components of revenue growth:				2014 vs. 2013	2013 vs. 2012
Organic growth				6.2%	1.6%
Acquisitions				4.1%	—%
Foreign currency translation				(0.8)%	—%
				9.5%	1.6%

2014 Versus 2013

Engineered Systems 2014 revenue increased $208.0 million, or 9.5%, including organic revenue growth of 6.2% and growth from recent acquisitions of 4.1%, partially offset by an unfavorable impact from foreign currency translation of 0.8%.

•
Revenue derived from the Industrials platform (representing 58.6% of 2014 segment revenue) increased $97.0 million, or 7.5%, as compared to the prior year comprising organic growth of 7.1% resulting from broad-based growth led by our auto-related and waste equipment businesses. Acquisition-related revenue increased 0.2%, while foreign currency translation had a favorable impact of 0.1%.

•
Revenue of our Printing & Identification platform (representing 41.4% of 2014 segment revenue) increased $111.0 million, or 12.6% including organic growth of 4.8% and 9.7% acquisition-based growth, partially offset by a 1.9% unfavorable impact of foreign currency translation. Broad-based global growth in both our fast moving consumer goods and industrial markets, especially in the U.S., drove organic revenue growth. Acquisition growth was primarily driven by MS Printing Solutions, acquired in February 2014, contributing revenue growth of approximately 8.0% as compared to 2013.

Engineered Systems segment earnings in 2014 increased $39.5 million, or 11.4% compared with 2013, as a result of increased volume and productivity improvements and recent acquisitions. Operating margin increased 20 basis points compared to 2013, as productivity savings were partially offset by higher acquisition-related costs, including $6.5 million of depreciation and amortization, as well as higher restructuring costs of $3.0 million.

Bookings for our Industrials platform reflected broad-based growth, resulting in an increase of 10.3%. Our Printing & Identification platform's bookings increased 12.9%, due to the impact of recent acquisitions and continued strong activity in our core fast moving consumer goods markets, especially in the U.S. Segment book-to-bill was 1.02.

2013 Versus 2012

Engineered Systems 2013 revenue increased $34.3 million, or 1.6%, due to organic revenue growth of 1.6%.

•
Revenue derived from the Industrials platform (representing 59.7% of 2013 segment revenue) increased $7.3 million, or 0.6%, driven by higher demand for waste equipment for large regional haulers and increased demand in vehicle service markets, partially offset by lower demand for equipment serving the mining, utilities, military, and industrial automation machinery sectors.

•
Revenue of our Printing & Identification platform (representing 40.3% of 2013 segment revenue) increased $27.0 million, or 3.2%, favorably impacted by market improvements in Europe and developing markets.

Engineered Systems segment earnings in 2013 increased $27.8 million, or 8.7%, compared with 2012, due to the impact of productivity improvements and favorable pricing. In addition, non-recurring gains in 2013 included settlements on insurance related to property damage totaling $3.1 million that partially offset other miscellaneous non-recurring charges, none of which were individually significant. Operating margin increased 110 basis points compared to 2012, primarily attributable to leveraging higher volumes and ongoing productivity improvements, including restructuring savings from actions taken earlier in 2013 and 2012 in the Printing & Identification platform.

Fluids

Our Fluids segment, serving the Fluid Transfer and Pumps end markets, is focused on the safe handling of critical fluids across the oil and gas, retail fueling, chemical, hygienic and industrial markets.

	Years Ended December 31,			% Change
(dollars in thousands)	2014	2013	2012	2014 vs. 2013	2013 vs. 2012
Revenue:
Fluid Transfer	$778,979	$665,559	$596,772	17.0%	11.5%
Pumps	651,587	571,279	490,754	14.1%	16.4%
Total	$1,430,566	$1,236,838	$1,087,526	15.7%	13.7%

Segment earnings	$251,639	$224,523	$182,544	12.1%	23.0%
Operating margin	17.6%	18.2%	16.8%

Segment EBITDA	$312,542	$273,335	$223,925	14.3%	22.1%
Segment EBITDA margin	21.8%	22.1%	20.6%

Other measures:
Depreciation and amortization	$60,903	$48,812	$41,381	24.8%	18.0%
Bookings	1,434,358	1,261,922	1,073,665	13.7%	17.5%
Backlog	277,834	310,330	195,794	(10.5)%	58.5%

Components of revenue growth:				2014 vs. 2013	2013 vs. 2012
Organic growth				7.5%	6.8%
Acquisitions				8.3%	6.9%
Foreign currency translation				(0.1)%	—%
				15.7%	13.7%

2014 Versus 2013

Fluids segment revenue increased $193.7 million, or 15.7%, compared to 2013, comprised of organic growth of 7.5%, acquisition-related growth of 8.3%, partially offset by a 0.1% unfavorable foreign currency impact.

•
Fluid Transfer revenue (representing 54.5% of 2014 segment revenue) increased $113.4 million, or 17.0%, compared to the prior year. Growth was driven by strong fuel transportation and global retail fueling environment markets, as well as from recent acquisitions.

•
Pumps revenue (representing 45.5% of 2014 segment revenue) increased $80.3 million, or 14.1%, as compared with the prior year. Growth was driven by solid global demand, growth from recent acquisitions and new product introductions.

Fluids segment earnings increased $27.1 million, or 12.1%, for the year ended December 31, 2014 compared to the comparable prior year period, as volume leverage, productivity initiatives and strategic pricing more than offset incremental costs associated with recent acquisitions, including approximately $10.7 million of depreciation and amortization. Operating margin decreased 60 basis points, primarily due to the aforementioned impact of recent acquisitions, as well as higher restructuring charges to better streamline businesses, particularly within the businesses serving the Pumps end market.

Bookings for 2014 decreased 13.7% as compared to 2013, and backlog levels decreased 10.5% at December 31, 2014 compared to the prior year end, primarily reflecting the timing of project-related orders within Pumps. Book to bill was solid at 1.0.

2013 Versus 2012

Fluids segment revenue increased $149.3 million, or 13.7%, compared to 2012, attributable to organic revenue growth of 6.8% and acquisition-related growth of 6.9%.

•
Fluid Transfer revenue (representing 53.8% of 2013 segment revenue) increased $68.8 million, or 11.5%, year-over-year, reflecting acquisition-related growth from acquisitions made in the forth quarter of 2013, as well as broad-based order and shipment activity.

•
Pumps revenue (representing 46.2% of 2013 segment revenue increased $80.5 million, or 16.4%, compared with the prior year, primarily driven by the acquisitions of Ebsray Pumps and Finder Pompe in the second and fourth quarters of 2013, respectively.

Fluids segment earnings increased $42.0 million, or 23.0%, in 2013 compared to 2012, with an increase in operating margin of 140 basis points, as the increased sales volume and productivity initiatives more than offset higher acquisition-related costs, including depreciation and amortization.

Refrigeration & Food Equipment

Our Refrigeration & Food Equipment segment is a provider of innovative and energy efficient equipment and systems serving the commercial refrigeration and food service industries.

	Years Ended December 31,			% Change
(dollars in thousands)	2014	2013	2012	2014 vs. 2013	2013 vs. 2012
Revenue:
Refrigeration	$1,483,157	$1,449,857	$1,222,044	2.3%	18.6%
Food Equipment	438,032	437,983	385,558	—%	13.6%
Total	$1,921,189	$1,887,840	$1,607,602	1.8%	17.4%

Segment earnings	$238,734	$267,307	$223,397	(10.7)%	19.7%
Operating margin	12.4%	14.2%	13.9%

Segment EBITDA	$307,435	$334,535	$260,692	(8.1)%	28.3%
Segment EBITDA margin	16.0%	17.7%	16.2%

Other measures:
Depreciation and amortization	$68,701	$67,228	$37,295	2.2%	80.3%
Bookings	1,863,207	1,882,338	1,596,369	(1.0)%	17.9%
Backlog	282,507	347,004	360,059	(18.6)%	(3.6)%

Components of segment revenue growth:				2014 vs. 2013	2013 vs. 2012
Organic growth				1.7%	1.4%
Acquisitions				0.2%	16.0%
Foreign currency translation				(0.1)%	—%
				1.8%	17.4%

2014 Versus 2013

Revenue generated by our Refrigeration & Food Equipment segment in 2014 increased $33.3 million, or 1.8%, compared to 2013. The overall increase in revenue includes organic growth of 1.7%, and acquisition growth of 0.2%. Foreign currency translation had an unfavorable impact of 0.1%.

•	Revenue growth in our Refrigeration end market (representing 77.2% of 2014 segment revenue) increased $33.3 million, or 2.3%, resulting from solid activity with major food retailers.

•
Revenue derived from Food Equipment (representing 22.8% of 2014 segment revenue) was flat year over year, where growth in commercial kitchen and can-forming equipments was offset by soft food processing equipment activity.

Refrigeration & Food Equipment segment earnings in 2014 decreased $28.6 million, or 10.7%, compared with 2013, with a decrease in operating margin of 180 basis points. The earnings and margin decreases were driven by non-recurring restructuring of $24.9 million ($19.4 million higher as compared to 2013) primarily for the closure of a European-based facility, unfavorable product mix, as well as a $6.8 million land sale gain in the prior year that did not repeat.

Bookings for the year ended December 31, 2014 decreased slightly as compared to 2013, reflecting anticipated lower orders for Refrigeration and the timing of orders for Food Equipment. Backlog at December 31, 2014 decreased 18.6% due to the aforementioned timing of orders for Food Equipment. Book to bill was 0.97.

2013 Versus 2012

Revenue generated by our Refrigeration & Food Equipment segment increased $280.2 million, or 17.4%, compared with 2012. The overall increase in revenue resulted primarily acquisition-related growth of 16.0%, as well as organic revenue growth of 1.4%.

•
Our revenue in the Refrigeration market (representing 76.8% of 2013 segment revenue) increased $227.8 million, or 18.6%, primarily reflecting the favorable impact of recent acquisitions, most notably Anthony International acquired in November 2012. These increases in revenue more than offset the impact of delayed shipments to a key retail customer on a specific project.

•
Our Food Equipment revenue (representing 23.2% of 2013 segment revenue) increased $52.4 million , or 13.6%, over the prior year reflecting increased demand for beverage can-making equipment and the favorable impact of recent acquisitions.

Refrigeration & Food Equipment's 2013 earnings increased 19.7% compared with 2012, with an increase in operating margin of 30 basis points. The earnings and margin increases were mainly due to the impact of recent acquisitions and productivity savings, partially offset by acquisition-related depreciation and amortization expense.

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

Cash Flow Summary

The following table is derived from our Consolidated Statement of Cash Flows:

	Years Ended December 31,
Cash Flows from Continuing Operations (in thousands)	2014	2013	2012
Net Cash Flows Provided By (Used In):
Operating activities	$950,164	$979,612	$968,369
Investing activities	(782,557)	(361,677)	(1,225,330)
Financing activities	(255,489)	(678,542)	(342,942)

Operating Activities

Cash provided by operating activities in 2014 decreased $29.4 million relative to 2013. This decline was driven by higher investments in working capital of $43.4 million in 2014 relative to the prior year due, primarily due to the impact of timing of inventory purchases and vendor payments. In addition, higher tax payments of approximately $54.0 million contributed to the decline in operating cash flow in 2014. These reductions were partially offset by higher continuing earnings before the impact of depreciation, amortization, and restructuring expenses and lower pension contributions of $16.0 million.

Cash provided by operating activities in 2013 increased $11.2 million as compared to the prior year. This increase was driven by higher earnings from continuing operations; however, increased investments in working capital of $77.4 million, mostly due to the timing of customer payments, reduced operating cash flow. Higher long-term and annual incentive compensation payouts in 2013 drove reductions in compensation accruals of approximately $64.3 million. Additionally, higher tax payments of $51.9 million further reduced operating cash flow in 2013.

Pension and Post-Retirement Activity: The funded status of our qualified defined benefit pension plans is dependent upon many factors, including returns on invested assets, the level of market interest rates, and the level of funding. We contribute cash to our plans at our discretion, subject to applicable regulations and minimum contribution requirements. Cash contributions to the U.S. qualified benefit plans totaled $9.0 million and $18.0 million in 2013 and 2012, respectively. Due to the overfunded status of this plan, the Company made no contributions in 2014 and expects to make minimal contributions in the near term.

Our significant international pension obligations are located in regions where it is not economically advantageous to pre-fund the plans due to local regulations. Total cash contributions to ongoing international defined benefit pension plans in 2014, 2013, and 2012 totaled $9.5 million, $9.8 million, and $7.2 million, respectively. In 2015, we expect to contribute approximately $6.5 million to our non-U.S. plans. See Note 15 Employee Benefit Plans in the Consolidated Financial Statements in Item 8 of this Form 10-K for further discussion regarding our post-retirement plans.

Adjusted Working Capital: In 2014, Adjusted Working Capital (a non-GAAP measure calculated as accounts receivable, plus inventory, less accounts payable) increased from 2013 by $165.9 million, or 13.1%, to $1.4 billion, which reflected an increase in receivables of $110.1 million, an increase in net inventory of $148.4 million, and an increase in accounts payable of $92.6 million, generally due to the impact of timing of inventory purchases and vendor payments in 2014. Excluding acquisitions and the effects of foreign exchange translation of $51.3 million, Adjusted Working Capital would have increased by $81.4 million, or 6.4%.

Investing Activities

Cash used in investing activities are derived from cash outflows for capital expenditures and acquisitions, partially offset by proceeds from sales of businesses, property, plant and equipment, and short-term investments. The majority of the activity in investing activities was comprised of the following:

•
Acquisitions: In 2014, we deployed $802.3 million to acquire seven businesses, including $435.7 million for Accelerated and $158.6 million for WellMark Holdings, Inc., two U.S. acquisitions within the Energy segment. In comparison, we acquired ten business in 2013 for an aggregate purchase price of approximately $322.8 million including $142.2 million for Finder Pompe, a European acquisition in the Fluids segment. Total acquisition spend of nearly $1.1 billion in 2012 was comprised of seven businesses, including $265.8 million for Maag Pump Systems, $119.4 million for PCS, and $603.2 million for Anthony International. See Note 3 Acquisitions in the Consolidated Financial Statements in Item 8 of this Form 10-K for additional information with respect to recent acquisitions.

•
Capital spending: Capital expenditures, primarily to support capacity expansion, innovation, and cost savings, were $166.0 million in 2014, $141.7 million in 2013, and $146.5 million in 2012. Our capital expenditures were approximately $24.3 million higher in the 2014 period as compared to 2013, primarily due to expansion activities in the Bearings & Compression end market. We expect 2015 capital expenditures to approximate 2.3% of revenue.

•
Proceeds from sale of businesses: In 2014, we generated cash proceeds of $191.3 million, primarily from the sale of DEK International and $16.3 million from the collection of deferred sale proceeds on the 2013 sale of Everett Charles Technologies, which accounted for the majority of the $76.5 million of cash received in 2013.

•	Other investing activities: The majority of other investing activities for 2014 was a minority investment in a business serving the Refrigeration end market.

We anticipate that capital expenditures and any acquisitions we make in 2015 will be funded from available cash and internally generated funds and, if necessary, through the issuance of commercial paper, the use of established lines of credit, or accessing the public debt or equity markets.

Financing Activities

Our cash flow from financing activities generally relates to the use of cash for purchases of our common stock and payment of dividends, offset by net borrowing activity and proceeds from exercise of stock options.  The majority of financing activity was attributed to the following:

•
Long-term debt and notes payable: During the 2014 period, we increased net borrowings from commercial paper issuances by $251.5 million principally to fund acquisitions during the period, including Accelerated Companies in the fourth quarter. In December 2013, the Company issued €300.0 million of 2.125% euro-denominated notes due in 2020. The proceeds of $403.8 million from the sale of the notes, net of discounts and issuance costs, were primarily used to repay commercial paper, which primarily accounted for the $381.0 million cash outflow during the year, as well as fund business acquisitions. In the 2012 period, we had negligible reductions in long-term debt, but increased borrowings of $607.5 million from commercial paper issuances for the purpose of funding acquisitions.

•
Treasury purchases: In November 2012, Dover's Board of Directors approved a $1.0 billion stock repurchase program to drive additional shareholder value. During 2014, the Company completed this program through the repurchase of 3.6 million shares at a total cost of $292.6 million. We used $457.3 million in 2013 to repurchase 6.0 million shares and $250.1 million in 2012 to repurchase 4.0 million shares under this facility. We repurchased an additional 3.9 million shares in 2014 for a total cost of $308.5 million and 8.3 million shares for $493.0 million in 2012 under previous repurchase programs authorized by the board of directors. In January 2015, Dover's board of directors approved a new standing share repurchase authorization, whereby the Company may repurchase up to 15 million shares of its common stock over the following three years. These share repurchases are opportunistic buybacks made as part of management's capital allocation strategy. These repurchases are also made to offset the dilutive impact of shares issued under our equity compensation plans.

•
Dividend payments: Total dividend payments to common shareholders were $258.5 million in 2014, $247.8 million in 2013 and $241.0 million in 2012. Our dividends paid per common share increased 7% to $1.55 per share in 2014 compared to $1.45 per share in 2013. This represents the 59th consecutive year that our dividend has increased.

•
Proceeds from the exercise of share-based awards: We had a net cash outflow of $0.8 million in 2014 from the exercise of share-based awards, as compared to a net cash inflow of $7.6 million in 2013 and $43.1 million in 2012. These proceeds have declined in recent periods as the number of stock options are diminishing and a larger number of cashless exercises of equity awards have occurred.

Cash Flows from Discontinued Operations

In 2014, the businesses reported as discontinued operations generated net cash flow of $6.0 million. These cash flows reflect the operating results of Datamax O'Neil and Sargent Aerospace as well as Knowles prior to its spin-off in the first quarter and DEK prior to its sale in the third quarter. Cash flow generated for this period primarily reflects cash generated from operations of approximately $53.8 million, offset by costs incurred for the spin-off of Knowles of $27.1 million and capital expenditures of $20.6 million.

2013 and 2012 cash flows of $65.8 million and $171.1 million, respectively, include full year results for those business classified as discontinued operations, which include Knowles, DEK, ECT, Datamax O'Neil, and Sargent Aerospace. Higher investments in working capital of $115.4 million in 2013 relative to 2012, as well as costs of $30.1 million incurred in 2013 in connection with the spin-off of Knowles contributed to the decline in operating cash flows from discontinued operations in 2013, offset by higher earnings and lower capital expenditures for the period.

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

The following table reconciles our free cash flow to cash flow provided by operating activities:

	Years Ended December 31,
Free Cash Flow (dollars in thousands)	2014	2013	2012
Cash flow provided by operating activities	$950,164	$979,612	$968,369
Less: Capital expenditures	(166,033)	(141,694)	(146,502)
Free cash flow	$784,131	$837,918	$821,867
Free cash flow as a percentage of revenue	10.1%	11.7%	12.4%

For 2014, we generated free cash flow of $784.1 million, representing 10.1% of revenue and 100.8% of earnings from continuing operations. Free cash flow in 2013 was $837.9 million or 11.7% of revenue, compared to $821.9 million, or 12.4% of revenue in 2012. The full year decrease in 2014 free cash flow reflects a higher investment in working capital and higher capital expenditures, partially offset by higher earnings from continuing operations before depreciation and amortization. We expect to generate free cash flow in 2015 of approximately 11.0% of revenue.

The 2013 increase in free cash flow compared to 2012 reflects higher earnings from continuing operations and lower capital expenditures, partially offset by higher investments in working capital and higher tax payments in 2013.

Net Debt to Net Capitalization

We utilize the net debt to net capitalization calculation (a non-GAAP measure) to assess our overall financial leverage and capacity and believe the calculation is useful to investors for the same reason. The following table provides a reconciliation of net debt to net capitalization to the most directly comparable GAAP measures:

Net Debt to Net Capitalization Ratio (dollars in thousands)	December 31, 2014	December 31, 2013	December 31, 2012
Current maturities of long-term debt	$299,956	$2,778	$3,266
Commercial paper	478,000	226,500	607,500
Long-term debt	2,253,041	2,599,201	2,189,350
Total debt	3,030,997	2,828,479	2,800,116
Less: Cash and cash equivalents	(681,581)	(803,882)	(800,076)
Net debt	2,349,416	2,024,597	2,000,040
Add: Stockholders' equity	3,700,725	5,377,396	4,919,230
Net capitalization	$6,050,141	$7,401,993	$6,919,270
Net debt to net capitalization	38.8%	27.4%	28.9%

Our net debt to net capitalization ratio increased to 38.8% at December 31, 2014 compared to 27.4% at December 31, 2013. The increase in this ratio was driven primarily by the reduction in our net capitalization of $1.3 billion for the period primarily due to the $1.4 billion distribution of Knowles, $601.1 million in share repurchases, and $258.5 million of dividends, offset by $775.2 million of current earnings. As described above, we also received a cash payment of $360.0 million from Knowles, net of cash distributed, upon separation on February 28, 2014, which was used to fund share repurchases and reduce commercial paper balances. Net debt increased $324.8 million during the period primarily due to increases in commercial paper balances and a reduction in cash levels to fund acquisitions, dividend payments, and other general operating purposes.

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

We use commercial paper borrowings for general corporate purposes, including the funding of acquisitions and the repurchase of our common stock. We currently maintain an unsecured revolving credit facility with a syndicate of banks which permits borrowings up to $1.0 billion and expires on November 10, 2016. This facility is used primarily as liquidity back-up for our commercial paper program. We have not drawn down any loans under this facility nor do we anticipate doing so. If we were to draw down a loan, at our election, the loan would bear interest at a Eurodollar or Sterling rate based on LIBOR, plus an applicable margin ranging from 0.565% to 1.225% (subject to adjustment based on the rating accorded our senior unsecured debt by S&P and Moody’s) or at a base rate pursuant to a formula defined in the facility. Under this facility, we are required to maintain an interest coverage ratio of EBITDA to consolidated net interest expense of not less than 3.0 to 1. We were in compliance with this covenant and our other long-term debt covenants at December 31, 2014 and had a coverage ratio of 12.7 to 1.0. We are not aware of any potential impairment to our liquidity and expect to remain in compliance with all of our debt covenants.

We also have a current shelf registration statement filed with the SEC that allows for the issuance of additional debt securities that may be utilized in one or more offerings on terms to be determined at the time of the offering. Net proceeds of any offering would be used for general corporate purposes, including repayment of existing indebtedness, capital expenditures, and acquisitions.

At December 31, 2014, our cash and cash equivalents totaled $681.6 million, of which approximately $509.8 million was held outside the United States. Cash and equivalents are invested in highly liquid investment-grade money market instruments and bank deposits with maturities of three months or less. We regularly invest cash in excess of near-term requirements in money market instruments or short-term investments, which consist of investment grade time deposits with original maturity dates at the time of purchase of no greater than three months.

In 2014, we made a one-time cash dividend of approximately $235.0 million as a result of certain restructuring arising from the spin-off of Knowles. The U.S. tax consequences of this intercompany dividend, which were not significant, have been included in our total income tax expense. Since the remaining cash our foreign subsidiaries hold is generally used to finance foreign operations and investments, including acquisitions, it is our intent to indefinitely reinvest those funds outside the U.S. It is not practicable to estimate the amount of tax payable if some or all of such funds were to be repatriated and the amount of foreign tax credits available to reduce or eliminate the resulting U.S. income tax liability. Management believes it has sufficient liquidity to satisfy its cash needs, including its cash needs in the United States.

Our ability to obtain debt financing at comparable risk-based interest rates is partly a function of our existing cash-flow-to-debt and debt-to-capitalization levels as well as our current credit standing. Our credit ratings, which are independently developed by the respective rating agencies, were as follows as of December 31, 2014:

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

Off-Balance Sheet Arrangements and Contractual Obligations

As of December 31, 2014, we had approximately $135.5 million outstanding in letters of credit with financial institutions, which expire at various dates in 2015 through 2020. These letters of credit are primarily maintained as security for insurance, warranty and other performance obligations. In general, we would only be liable for the amount of these guarantees in the event of default in the performance of our obligations, the probability of which we believe is remote.

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

A summary of our consolidated contractual obligations and commitments as of December 31, 2014 and the years when these obligations are expected to be due is as follows:

		Payments Due by Period
(in thousands)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Other (5)
Long-term debt (1)	$2,552,997	$299,956	$231	$348,958	$1,903,852	$—
Interest payments (2)	1,658,098	125,534	221,818	193,206	1,117,540	—
Rental commitments	272,935	63,979	93,840	57,580	57,536	—
Purchase obligations	74,914	73,599	1,121	194	—	—
Capital leases	7,202	3,801	2,746	308	347	—
Supplemental & post-retirement benefits (3)	135,510	24,928	17,272	22,094	71,216	—
Uncertain tax positions (4)	95,980	1,105	—	—	—	94,875
Total obligations	$4,797,636	$592,902	$337,028	$622,340	$3,150,491	$94,875
_________

(1)	See Note 10 to the Consolidated Financial Statements. Amounts represent principal payments for all long-term debt, including current maturities.
(2)	Amounts represent estimate of future interest payments on long-term debt using the interest rates in effect at December 31, 2014.
(3)
Amounts represent estimated benefit payments under our unfunded supplemental and post-retirement benefit plans and our unfunded non-U.S. qualified defined benefit plans. See Note 15 to the Consolidated Financial Statements. We also expect to contribute approximately $6.5 million to our non-U.S. qualified defined benefit plans in 2015, which amount is not reflected in the above table.

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

Interest Rate Exposure

We may, from time to time, enter into interest rate swap agreements to manage our exposure to interest rate changes. As of December 31, 2014, we did not have any open interest rate swap contracts. We issue commercial paper, which exposes us to changes in variable interest rates; however, maturities are typically three months or less so a change in rates over this period would have an immaterial impact on our pre-tax earnings.

We consider our current risk related to market fluctuations in interest rates to be minimal since our debt is largely long-term and fixed-rate in nature. Generally, the fair market value of fixed-interest rate debt will increase as interest rates fall and decrease as interest rates rise. A 100 basis point increase in market interest rates would decrease the 2014 year-end fair value of our long-term debt by approximately $242.1 million. However, since we have no plans to repurchase our outstanding fixed-rate instruments before their maturities, the impact of market interest rate fluctuations on our long-term debt does not affect our results of operations or financial position.

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

Changes in the value of the currencies of the countries in which we operate affect our results of operations, financial position, and cash flows when translated into U.S. dollars, our reporting currency. The strengthening of the U.S. dollar could result in unfavorable translation effects as the results of foreign operations are translated into U.S. dollars. We have generally accepted the exposure to exchange rate movements relative to our investment in non-U.S. operations. We may, from time to time, for a specific exposure, enter into fair value hedges, and at December 31, 2014, we had one outstanding floating-to-floating cross currency swap agreement for a total notional amount of $50.0 million in exchange for CHF 65.1 million, which matures on October 15, 2015. This transaction hedges a portion of our net investment in non-U.S. operations. The agreement qualifies as a net investment hedge and changes in the fair value are reported within the cumulative translation adjustment section of other comprehensive earnings, with any hedge ineffectiveness being recognized in current earnings. The fair values at December 31, 2014 and 2013 reflected cumulative losses of $15.6 million and $23.7 million, respectively, due to the strengthening of the Swiss franc relative to the U.S. dollar over the term of this arrangement. Due to the movement in currency rates subsequent to December 31, 2014, the loss on this net investment hedge has increased to approximately $21.0 million.

Additionally, the Company has designated the €300.0 million of euro-denominated notes issued December 4, 2013 as a hedge of a portion of the its net investment in euro-denominated operations. Due to the high degree of effectiveness between the hedging instruments and the exposure being hedged, fluctuations in the value of the euro-denominated debt due to exchange rate changes are offset by changes in the net investment. Accordingly, changes in the value of the euro-denominated debt are recognized in the cumulative translation adjustment section of other comprehensive income to offset changes in the value of the net investment in euro-denominated operations. Due to the devaluation of the euro relative to the U.S. dollar in the latter half of 2014, the U.S. dollar equivalent of this debt decreased, resulting in the recognition of a gain in other comprehensive income of $47.6 million for the year ended December 31, 2014. In contrast, the Company recognized a loss of $6.1 million for the year ended December 31, 2013 due to the appreciation of the euro relative to the U.S. dollar at that time.

Commodity Price Exposure

Certain of our businesses are exposed to volatility in the prices of certain commodities, such as aluminum, steel, copper, and various precious metals, among others. Our primary exposure to commodity pricing volatility relates to the use of these materials in purchased component parts or the purchase of raw materials. When possible, we maintain long-term fixed price contracts on raw materials and component parts; however, we are prone to exposure as these contracts expire. We may, from time to time, for a specific exposure, enter into cash flow hedges to mitigate our risk to commodity pricing; however, such contracts outstanding at December 31, 2014 were not significant.

Critical Accounting Policies

Our consolidated financial statements and related public financial information are based on the application of generally accepted accounting principles in the United States of America ("GAAP"). GAAP requires the use of estimates, assumptions, judgments, and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue, and expense amounts we report. These estimates can also affect supplemental information contained in our public disclosures, including information regarding contingencies, risk, and our financial condition. The significant accounting policies used in the preparation of our consolidated financial statements are discussed in Note 1 Description of Business and Summary of Significant Accounting Policies. The accounting assumptions and estimates discussed in the section below are those that we consider most critical to an understanding of our financial statements because they inherently involve significant judgments and estimates. We believe our use of estimates and underlying accounting assumptions conforms to GAAP and is consistently applied. We review valuations based on estimates for reasonableness on a consistent basis.

•
Revenue is recognized when all of the following circumstances are satisfied: a) persuasive evidence of an arrangement exists, b) price is fixed or determinable, c) collectability is reasonably assured, and d) delivery has occurred or services have been rendered. The majority of our revenue is generated through the manufacture and sale of a broad range of specialized products and components, with revenue recognized upon transfer of title and risk of loss, which is generally upon shipment. Service revenue represents less than 5% of our total revenue and is recognized as the services are performed. In limited cases, our revenue arrangements with customers require delivery, installation, testing, certification, or other acceptance provisions to be satisfied before revenue is recognized. We do not have significant multiple deliverable arrangements.

•
Inventories for the majority of our subsidiaries, including all international subsidiaries, are stated at the lower of cost, determined on the first-in, first-out (FIFO) basis, or market. Other domestic inventories are stated at cost, determined on the last-in, first-out (LIFO) basis, which is less than market value. Under certain market conditions, estimates and judgments regarding the valuation of inventories are employed by us to properly value inventories. Certain businesses tend to experience somewhat higher levels of inventory value fluctuations, particularly given the relatively high rate of product obsolescence over relatively short periods of time.

•
We have significant tangible and intangible assets on our balance sheet that include goodwill and other intangibles related to acquisitions. The valuation and classification of these assets and the assignment of useful depreciation and amortization lives involve significant judgments and the use of estimates. The testing of these intangibles under established accounting guidelines for impairment also requires significant use of judgment and assumptions, particularly as it relates to the identification of reporting units and the determination of fair market value. Our assets and reporting units are tested and reviewed for impairment on an annual basis during the fourth quarter or, when indicators of impairment exist, such as a significant sustained change in the business climate, or when a significant portion of a reporting unit is to be reclassified to discontinued operations, during the interim periods. We estimate fair value using discounted cash flow analyses (i.e. an income approach) which incorporate management assumptions relating to future growth and profitability. Changes in business or market conditions could impact the future cash flows used in such analyses. We believe that our use of estimates and assumptions are reasonable and comply with generally accepted accounting principles. We performed the annual impairment testing of our 16 identified reporting units in the fourth quarter of 2014, and the fair value of all reporting units exceeded the carrying value by at least 60% and, in most cases, significantly more. If the fair value of each of these reporting units was decreased by 10%, the resulting fair value would still have exceeded the carrying value and no impairment would have been recognized. Additionally, we have considered the economic environments in which our businesses operate, particularly our Energy segment, as the recent decline in oil and gas prices have impacted our 2015 projected results. Throughout 2015, we will continue to reassess the Energy markets and related impact on projected results in order to determine whether a triggering event occurs, at which point goodwill testing will be performed.

•
The valuation of our pension and other post-retirement plans requires the use of assumptions and estimates that are used to develop actuarial valuations of expenses and assets/liabilities. Inherent in these valuations are key assumptions, including discount rates, investment returns, projected salary increases and benefits, and mortality rates. Annually, we review the actuarial assumptions used in our pension reporting and compare them with external benchmarks to ensure that they accurately account for our future pension obligations. Changes in assumptions and future investment returns could potentially have a material impact on our pension expense and related funding requirements. Our expected long-term rate of return on plan assets is reviewed annually based on actual returns, economic trends and portfolio allocation. Our discount rate assumption is determined by developing a yield curve based on high quality corporate bonds with maturities matching the plans’ expected benefit payment streams. The plans’ expected cash flows are then discounted by the resulting year-by-year spot rates. As disclosed in Note 15 Employee Benefit Plans to the Consolidated Financial Statements, the 2014 weighted-average discount rates used to measure our qualified defined benefit, supplemental, and other post-retirement obligations ranged from 2.31% to 4.05%, a decrease from the 2013 rates, which ranged from 3.53% to 4.90%. The lower 2014 discount rates are reflective of the decrease in global market interest rates over these periods. A 25 basis point decrease in the discount rates used for these plans would have increased the post retirement benefit obligations by approximately $40.5 million from the amount recorded in the financial statements at December 31, 2014. Our pension expense is also sensitive to changes in the expected long-term rate of return on plan assets. A decrease of 25 basis points in the expected long-term rate of return on assets would have increased our defined benefit pension expense by approximately $1.8 million.

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

•
We will from time to time discontinue certain operations for various reasons. Estimates are used to adjust, if necessary, the assets and liabilities of discontinued operations, including goodwill, to their estimated fair market value. These estimates include assumptions relating to the proceeds anticipated as a result of the sale. Fair value is established using internal valuation calculations along with market analysis of similar-type entities. The adjustments to fair market value of these operations provide the basis for the gain or loss when sold. Changes in business conditions or the inability to sell an operation could potentially require future adjustments to these estimates. We recognized total goodwill impairment charges of $63.8 million in 2013 and $63.8 million 2012 for certain reporting units included in discontinued operations based on the reduction in fair value implied in the anticipated selling price. No impairment charges were recorded in 2014. We will continue to evaluate impairment each reporting period for the remaining business held for sale at December 31, 2014.

•
We are required to recognize in our consolidated statements of earnings the expense associated with all share-based payment awards made to employees and directors, including stock options, stock appreciation rights (SARs), restricted stock, and performance share awards. We use the Black-Scholes valuation model to estimate the fair value of SARs and stock options granted to employees. The model requires that we estimate the expected life of the SAR or option, expected forfeitures and the volatility of our stock using historical data. We use the Monte Carlo simulation model to estimate fair value of performance share awards which also require us to estimate the volatility of our stock and the volatility of returns on the stock of our peer group as well as the correlation of the returns between the companies in the peer group. For additional information related to the assumptions used, see Note 13 Equity and Cash Incentive Program to the Consolidated Financial Statements in Item 8 of this Form 10-K.

Recent Accounting Standards

In June 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-12 which requires that a performance target for share-based payments that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. Under this new standard, compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the periods for which the requisite service has already been rendered. This update is effective for annual periods beginning after December 15, 2015. The Company has evaluated this guidance and determined that the adoption will not significantly impact the consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09 that introduces a new five-step revenue recognition model in which an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU also requires disclosures sufficient to enable users to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers, including qualitative and quantitative disclosures about contracts with customers, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. This standard is effective for fiscal years beginning after December 15, 2016, including interim periods within that reporting period. The Company is currently evaluating the new guidance to determine the impact it will have on its consolidated financial statements.

In April 2014, the FASB issued ASU 2014-08, which includes amendments that change the requirements for reporting discontinued operations and require additional disclosures about discontinued operations. Under the new guidance, only disposals representing a strategic shift in operations - that is, a major effect on the organization's operations and financial results - should be presented as discontinued operations. Additionally, the ASU requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income, and expenses of discontinued operations. This update is effective for Dover in the first quarter of 2015. The Company has evaluated this guidance and determined that the adoption will not significantly impact the consolidated financial statements.

In July 2013, the FASB issued ASU 2013-11, which provides that an unrecognized tax benefit, or a portion thereof, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except to the extent that a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date to settle any additional income taxes that would result from disallowance of a tax position, or the tax law does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, then the unrecognized tax benefit should be presented as a liability. This standard was effective for Dover for fiscal years beginning after December 15, 2013. The Company adopted this guidance effective January 1, 2014. The adoption of this ASU did not significantly impact the consolidated financial statements.

In March 2013, the FASB issued ASU 2013-05, which permits an entity to release cumulative translation adjustments into net income when a reporting entity (parent) ceases to have a controlling financial interest in a subsidiary or group of assets that is a business within a foreign entity. Accordingly, the cumulative translation adjustment should be released into net income only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided, or, if a controlling financial interest is no longer held. The revised standard was effective for Dover for fiscal years beginning after December 15, 2013. The Company adopted this guidance effective January 1, 2014. The adoption of this ASU did not significantly impact the consolidated financial statements.

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
We believe the net debt to net capitalization ratio and free cash flow are important measures of operating performance and liquidity. Net debt to net capitalization is helpful in evaluating our capital structure and the amount of leverage we employ. Free cash flow provides both management and investors a measurement of cash generated from operations that is available to fund acquisitions, pay dividends, repay debt, and repurchase our common stock. Reconciliations of free cash flow, total debt, and net debt can be found above in this Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operation. We believe that reporting our effective tax rate adjusted for discrete and other items is useful to management and investors as it facilitates comparisons of our ongoing tax rate to prior and future periods and our peers. We believe that reporting adjusted working capital (also sometimes called "working capital"), which is calculated as accounts receivable, plus inventory, less accounts payable, provides a meaningful measure of our operational results by showing the changes caused solely by revenue. We believe that reporting adjusted working capital and revenues at constant currency, which excludes the positive or negative impact of fluctuations in foreign currency exchange rates, provides a meaningful measure of our operational changes, given the global nature of our businesses. We believe that reporting organic revenue and organic revenue growth, which exclude the impact of foreign currency exchange rates and the impact of acquisitions and divestitures, provides a useful comparison of our revenue performance and trends between periods.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this section is incorporated by reference to the section, Financial Instruments and Risk Management, included within the MD&A in Item 7.

ITEM 8. FINANCIAL STATEMENT AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND
FINANCIAL STATEMENT SCHEDULE

Page

50	Management's Report on Internal Control Over Financial Reporting
51	Report of Independent Registered Public Accounting Firm
52	Consolidated Statements of Earnings
53	Consolidated Statements of Comprehensive Earnings
54	Consolidated Balance Sheets
55	Consolidated Statements of Stockholders' Equity
56	Consolidated Statements of Cash Flows
57	Notes to Consolidated Financial Statements
97	Financial Statement Schedule - Schedule II, Valuation and Qualifying Accounts

 (All other schedules are not required and have been omitted)

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013).

Based on its assessment under the criteria set forth in Internal Control — Integrated Framework (2013), management concluded that, as of December 31, 2014, the Company’s internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP.

In making its assessment of internal control over financial reporting as of December 31, 2014, management has excluded all companies acquired in purchase business combinations during 2014. The Company is currently assessing the control environments of these acquisitions. The following companies were acquired in purchase business combinations during 2014: Heidelberg CSAT GmbH, MS Printing Solutions, Timberline Manufacturing Company, WellMark Holdings, Inc., Liquip International, and Accelerated Companies, LLC. These companies are wholly-owned by the Company and their revenue for the year ended December 31, 2014 represents approximately 2.6% of the Company’s consolidated total revenue for the same period and their excluded assets represent approximately 3.0% of the Company’s consolidated assets as of December 31, 2014.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2014 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Dover Corporation:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Dover Corporation and its subsidiaries at December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control Over Financial Reporting, appearing under Item 8. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

As described in Management’s Report on Internal Control Over Financial Reporting, management has excluded from its assessment of internal control over financial reporting as of December 31, 2014 those companies acquired by the Company in purchase business combinations during 2014. We have also excluded certain companies from our audit of internal control over financial reporting. Those companies are wholly-owned by the Company and their total assets and total revenues, comprised of Heidelberg CSAT GmbH, MS Printing Solutions, Timberline Manufacturing Company, Wellmark Holdings, Inc., Liquip International, and Accelerated Companies LLC, represent 3.0% and 2.6%, respectively, of the related financial statement amounts as of and for the year ended December 31, 2014.

/s/ PricewaterhouseCoopers LLP
Chicago, Illinois
February 13, 2015

DOVER CORPORATION
CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands, except per share figures)

	Years Ended December 31,
	2014	2013	2012
Revenue	$7,752,728	$7,155,096	$6,626,648
Cost of goods and services	4,778,479	4,376,505	4,046,659
Gross profit	2,974,249	2,778,591	2,579,989
Selling and administrative expenses	1,758,765	1,616,921	1,520,961
Operating earnings	1,215,484	1,161,670	1,059,028
Interest expense, net	127,179	120,654	121,269
Other (income) expense, net	(5,902)	(4,970)	6,694
Earnings before provision for income taxes and discontinued operations	1,094,207	1,045,986	931,065
Provision for income taxes	316,067	248,459	280,990
Earnings from continuing operations	778,140	797,527	650,075
(Loss) earnings from discontinued operations, net	(2,905)	205,602	160,995
Net earnings	$775,235	$1,003,129	$811,070

Earnings per share from continuing operations:
Basic	$4.67	$4.66	$3.58
Diluted	$4.61	$4.60	$3.53

(Loss) earnings per share from discontinued operations:
Basic	$(0.02)	$1.20	$0.89
Diluted	$(0.02)	$1.18	$0.88

Net earnings per share:
Basic	$4.65	$5.86	$4.47
Diluted	$4.59	$5.78	$4.41

Dividends paid per common share	$1.55	$1.45	$1.33

See Notes to Consolidated Financial Statements

DOVER CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(In thousands)

	Years Ended December 31,
	2014	2013	2012

Net earnings	$775,235	$1,003,129	$811,070

Other comprehensive (loss) earnings, net of tax
Foreign currency translation adjustments:
Foreign currency translation (losses) gains during period	(144,643)	34,617	38,880
Reclassification of foreign currency translation gains to earnings	(6,300)	(29,881)	—
Total foreign currency translation	(150,943)	4,736	38,880

Pension and other postretirement benefit plans:
Actuarial (losses) gains arising during period	(60,766)	101,478	(56,159)
Prior service cost arising during period	(354)	(1,246)	(4,685)
Amortization of actuarial losses included in net periodic pension cost	5,792	12,542	8,530
Amortization of prior service costs included in net periodic pension cost	5,617	5,733	5,304
Total pension and other postretirement benefit plans	(49,711)	118,507	(47,010)

Changes in fair value of cash flow hedges:
Unrealized net (losses) gains arising during period	(137)	35	482
Net gains reclassified into earnings	(107)	(84)	(357)
Total cash flow hedges	(244)	(49)	125

Other	939	(565)	609

Other comprehensive (loss) earnings	(199,959)	122,629	(7,396)

Comprehensive earnings	$575,276	$1,125,758	$803,674

See Notes to Consolidated Financial Statements.

DOVER CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	December 31, 2014	December 31, 2013
Current assets:
Cash and cash equivalents	$681,581	$803,882
Receivables, net of allowances of $18,894 and $17,203	1,186,746	1,076,641
Inventories, net	863,737	715,311
Prepaid and other current assets	101,482	62,037
Deferred tax assets	63,276	60,101
Total current assets	2,896,822	2,717,972
Property, plant and equipment, net	837,069	787,849
Goodwill	3,491,557	3,108,580
Intangible assets, net	1,369,520	1,258,911
Other assets and deferred charges	168,246	202,806
Assets of discontinued operations	327,171	2,779,063
Total assets	$9,090,385	$10,855,181

Current liabilities:
Notes payable and current maturities of long-term debt	$777,956	$229,278
Accounts payable	615,332	522,713
Accrued compensation and employee benefits	272,822	267,579
Accrued insurance	95,896	92,600
Other accrued expenses	266,277	219,609
Federal and other taxes on income	11,071	10,469
Total current liabilities	2,039,354	1,342,248
Long-term debt	2,253,041	2,599,201
Deferred income taxes	564,207	491,851
Other liabilities	482,340	508,864
Liabilities of discontinued operations	50,718	535,621
Stockholders' equity:
Preferred stock - $100 par value; 100,000 shares authorized; none issued	—	—
Common stock - $1 par value; 500,000,000 shares authorized; 255,892,502 and 255,320,345 shares issued at December 31, 2014 and December 31, 2013, respectively	255,893	255,320
Additional paid-in capital	900,833	871,575
Retained earnings	7,074,782	7,954,536
Accumulated other comprehensive (loss) earnings	(158,931)	67,723
Common stock in treasury	(4,371,852)	(3,771,758)
Total stockholders' equity	3,700,725	5,377,396
Total liabilities and stockholders' equity	$9,090,385	$10,855,181

See Notes to Consolidated Financial Statements

DOVER CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

	Common Stock $1 Par Value	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Earnings (Loss)	Common Stock in Treasury	Total Stockholders' Equity
Balance at December 31, 2011	$250,592	$663,289	$6,629,116	$(47,510)	$(2,564,932)	$4,930,555

Net earnings	—	—	811,070	—	—	811,070
Dividends paid	—	—	(240,959)	—	—	(240,959)
Common stock issued for acquisition	1,636	98,974	—	—	—	100,610
Common stock issued for the exercise of share-based awards	1,871	17,210	—	—	—	19,081
Tax benefit from the exercise of share-based awards	—	22,771	—	—	—	22,771
Stock-based compensation expense	—	31,251	—	—	—	31,251
Common stock issued, other	20	1,182	—	—	—	1,202
Common stock acquired	—	—	—	—	(748,955)	(748,955)
Other comprehensive loss, net of tax	—	—	—	(7,396)	—	(7,396)
Balance at December 31, 2012	$254,119	$834,677	$7,199,227	$(54,906)	$(3,313,887)	$4,919,230

Net earnings	—	—	1,003,129	—	—	1,003,129
Dividends paid	—	—	(247,820)	—	—	(247,820)
Common stock issued for the exercise of share-based awards	1,194	(19,888)	—	—	—	(18,694)
Tax benefit from the exercise of share-based awards	—	25,661	—	—	—	25,661
Stock-based compensation expense	—	30,480	—	—	—	30,480
Common stock issued, other	7	645	—	—	—	652
Common stock acquired	—	—	—	—	(457,871)	(457,871)
Other comprehensive earnings, net of tax	—	—	—	122,629	—	122,629
Balance at December 31, 2013	$255,320	$871,575	$7,954,536	$67,723	$(3,771,758)	$5,377,396

Net earnings	—	—	775,235	—	—	775,235
Dividends paid	—	—	(258,487)	—	—	(258,487)
Separation of Knowles	—	—	(1,396,502)	(26,695)	—	(1,423,197)
Common stock issued for the exercise of share-based awards	565	(17,136)	—	—	—	(16,571)
Tax benefit from the exercise of share-based awards	—	15,110	—	—	—	15,110
Stock-based compensation expense	—	31,628	—	—	—	31,628
Common stock issued, other	8	639	—	—	—	647
Common stock acquired	—	(983)	—	—	(600,094)	(601,077)
Other comprehensive loss, net of tax	—	—	—	(199,959)	—	(199,959)
Balance at December 31, 2014	$255,893	$900,833	$7,074,782	$(158,931)	$(4,371,852)	$3,700,725

See Notes to Consolidated Financial Statements

DOVER CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2014	2013	2012
Operating Activities of Continuing Operations
Net earnings	$775,235	$1,003,129	$811,070

Adjustments to reconcile net earnings to cash from operating activities:
Loss (earnings) from discontinued operations, net	2,905	(205,602)	(160,995)
Depreciation and amortization	307,188	278,033	229,934
Stock-based compensation	31,628	30,480	30,884
Provision for losses on accounts receivable (net of recoveries)	4,730	5,869	3,810
Deferred income taxes	(33,866)	8,275	(3,450)
Employee benefit plan expense	34,627	44,311	42,681
Contributions to employee benefit plans	(24,232)	(40,258)	(47,584)
Other, net	(21,813)	3,904	(14,834)
Cash effect of changes in assets and liabilities (excluding effects of acquisitions, dispositions and foreign exchange):
Accounts receivable	(87,207)	(87,806)	10,869
Inventories	(63,717)	1,684	(16,295)
Prepaid expenses and other assets	(18,527)	(8,452)	(1,776)
Accounts payable	60,176	38,808	35,552
Accrued compensation and employee benefits	(17,731)	(17,817)	46,470
Accrued expenses and other liabilities	40,955	(7,353)	(22,571)
Accrued taxes	(40,187)	(67,593)	24,604
Net cash provided by operating activities of continuing operations	950,164	979,612	968,369

Investing Activities of Continuing Operations
Additions to property, plant and equipment	(166,033)	(141,694)	(146,502)
Acquisitions (net of cash and cash equivalents acquired)	(802,254)	(322,838)	(1,080,433)
Proceeds from the sale of property, plant and equipment	14,373	23,801	9,332
Proceeds from the sale of businesses	191,348	76,457	—
Other	(19,991)	2,597	(7,727)
Net cash used in investing activities of continuing operations	(782,557)	(361,677)	(1,225,330)

Financing Activities of Continuing Operations
Cash received from Knowles Corporation, net of cash distributed	359,955	—	—
Proceeds from long-term debt, net of discount and issuance costs	—	403,776	—
Proceeds from exercise of share-based awards, including tax benefits	20,337	38,922	66,062
Change in notes payable, net	251,500	(381,000)	607,500
Reduction of long-term debt	(6,566)	(3,246)	(3,582)
Dividends to stockholders	(258,487)	(247,820)	(240,959)
Purchase of common stock	(601,077)	(457,871)	(748,955)
Payments for employee tax obligations upon exercise of share-based awards	(21,151)	(31,303)	(23,008)
Net cash used in financing activities of continuing operations	(255,489)	(678,542)	(342,942)

Cash Flows from Discontinued Operations
Net cash provided by operating activities of discontinued operations	25,760	172,955	298,544
Net cash used in investing activities of discontinued operations	(19,753)	(107,191)	(127,446)
Net cash provided by discontinued operations	6,007	65,764	171,098

Effect of exchange rate changes on cash and cash equivalents	(40,426)	(1,351)	22,126

Net (decrease) increase in cash and cash equivalents	(122,301)	3,806	(406,679)
Cash and cash equivalents at beginning of period	803,882	800,076	1,206,755
Cash and cash equivalents at end of period	$681,581	$803,882	$800,076

Supplemental information - cash paid during the year for:
Income taxes	$372,446	$318,402	$266,517
Interest	$128,412	$123,881	$125,770
See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)

1. Description of Business and Summary of Significant Accounting Policies

Description of Business - Dover Corporation (the "Company") is a diversified global manufacturer delivering innovative equipment, components, and specialty systems. The Company also provides supporting engineering, testing, and other similar services, which are not significant in relation to consolidated revenue. The Company’s businesses are based primarily in the United States of America and Europe with manufacturing and other operations throughout the world. The Company operates through four business segments that are aligned with the key end markets they serve: Energy, Engineered Systems, Fluids, and Refrigeration & Food Equipment. For additional information on the Company’s segments, see Note 17 Segment Information.

Principles of Consolidation - The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation. The results of operations of purchased businesses are included from the dates of acquisitions. As discussed in Note 4 Disposed and Discontinued Operations, the Company is reporting certain businesses that are held for sale at December 31, 2014 as discontinued operations.  The assets, liabilities, results of operations, and cash flows of these businesses, as well as the results of Knowles Corporation prior to the spin-off, have been separately reported as discontinued operations for all periods presented.

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

Property, Plant and Equipment - Property, plant and equipment includes the historic cost of land, buildings, machinery, and equipment, and significant improvements to existing plant and equipment or, in the case of acquisitions, a fair market value appraisal of such assets completed at the time of acquisition. Property, plant and equipment also includes the cost of purchased software.  Expenditures for maintenance, repairs, and minor renewals are expensed as incurred. When property or equipment is sold or otherwise disposed of, the related cost and accumulated depreciation is removed from the respective accounts and the gain or loss realized on disposition is reflected in earnings. The Company depreciates its assets on a straight-line basis over their estimated useful lives as follows: buildings and improvements 5 to 31.5 years; machinery and equipment 3 to 7 years; furniture and fixtures 3 to 7 years; vehicles 3 years; and software 3 to 5 years. Depreciation expense totaled $152,079 in 2014, $144,087 in 2013, and $128,341 in 2012.

Derivative Instruments - The Company uses derivative financial instruments to hedge its exposures to various risks, including interest rate and foreign currency exchange rate risk. The Company does not enter into derivative financial instruments for speculative purposes and does not have a material portfolio of derivative financial instruments. Derivative financial instruments used for hedging purposes must be designated and effective as a hedge of the identified risk exposure at inception of the contract. The Company recognizes all derivatives as either assets or liabilities on the consolidated balance sheet and measures those

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)

instruments at fair value.  For derivatives designated as hedges of the fair value of assets or liabilities, the changes in fair value of both the derivatives and of the hedged items are recorded in current earnings. For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivatives is recorded as a component of other comprehensive earnings and subsequently recognized in net earnings when the hedged items impact earnings.

Goodwill and Other Intangible Assets - Goodwill represents the excess of purchase consideration over the fair value of the net assets of businesses acquired. Goodwill and certain other intangible assets deemed to have indefinite lives (primarily trademarks) are not amortized. Instead, goodwill and indefinite-lived intangible assets are tested for impairment at least annually or more frequently if indicators of impairment exist, such as a significant sustained change in the business climate or a current expectation of an impending disposal. The Company conducts its annual impairment evaluation in the fourth quarter of each year. Recoverability of goodwill is measured at the reporting unit level and determined using a two-step process. For 2014, the Company identified 16 reporting units for its annual goodwill impairment test. Step one of the test compares the fair value of each reporting unit using a discounted cash flow method to its book value. This method uses the Company’s own market assumptions including projections of future cash flows, determinations of appropriate discount rates, and other assumptions which are considered reasonable and inherent in the discounted cash flow analysis. The projections are based on historical performance and future estimated results. These assumptions require significant judgment and actual results may differ from assumed and estimated amounts. Step two, which compares the book value of the goodwill to its implied fair value, was not necessary since there were no indicators of potential impairment from step one.

As discussed in Note 4 Disposed and Discontinued Operations, in connection with the sale of certain businesses held for sale, the Company recognized total impairment losses of $53,439 and $51,854, net of tax, in 2013 and 2012, respectively, within the results of discontinued operations. With respect to the fair value of businesses held for sale at December 31, 2014 each will be evaluated in subsequent reporting periods until the time of sale, and further adjustments to fair value are possible if business conditions should change.

Similar to goodwill, in testing its other indefinite lived intangible assets for impairment, the Company uses a discounted cash flow method to calculate and compare the fair value of the intangible asset to its book value. This method uses the Company’s own market assumptions which are considered reasonable and inherent in the discounted cash flow analysis.  Any excess of carrying value over the estimated fair value is recognized as an impairment loss. No impairment of indefinite lived intangibles was indicated for the years ended December 31, 2014, 2013, or 2012.

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

See Note 7 Goodwill and Other Intangible Assets for additional details on goodwill balances.

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

Revenue Recognition - Revenue is recognized when all of the following conditions are satisfied: a) persuasive evidence of an arrangement exists, b) price is fixed or determinable, c) collectability is reasonably assured, and d) delivery has occurred or services have been rendered. The majority of the Company’s revenue is generated through the manufacture and sale of a broad range of specialized products and components, with revenue recognized upon transfer of title and risk of loss, which is generally upon shipment. Service revenue represents less than 5% of total revenue and is recognized as the services are performed.  In limited cases, revenue arrangements with customers require delivery, installation, testing, certification, or other acceptance provisions to be satisfied before revenue is recognized.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)

Stock-Based Compensation – The principal awards issued under the Company’s stock-based compensation plans include non-qualified stock-settled stock appreciation rights and performance share awards.  The cost for such awards is measured at the grant date based on the fair value of the award.  The value of the portion of the award that is expected to ultimately vest is recognized as expense on a straight-line basis, generally over the explicit service period of three years (except for retirement-eligible employees and retirees) and is included in selling and administrative expense in the Consolidated Statements of Earnings.  Expense for awards granted to retirement-eligible employees is recorded over the period from the date of grant through the date the employee first becomes eligible to retire and is no longer required to provide service.  See Note 13 Equity and Cash Incentive Program for additional information related to the Company’s stock-based compensation.  At the time of grant, the Company estimates forfeitures, based on historical experience, in order to estimate the portion of the award that will ultimately vest.

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

Research and Development Costs – Research and development costs, including qualifying engineering costs, are expensed when incurred and amounted to $118,411 in 2014, $117,178 in 2013, and $123,639 in 2012.

Advertising – Advertising costs are expensed when incurred and amounted to $38,882 in 2014, $36,453 in 2013, and $35,688 in 2012.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)

Recent Accounting Pronouncements – In June 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-12 which requires that a performance target for share-based payments that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. Under this new standard, compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the periods for which the requisite service has already been rendered. This update is effective for annual periods beginning after December 15, 2015. The Company has evaluated this guidance and determined that the adoption will not significantly impact the consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09 that introduces a new five-step revenue recognition model in which an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU also requires disclosures sufficient to enable users to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers, including qualitative and quantitative disclosures about contracts with customers, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. This standard is effective for fiscal years beginning after December 15, 2016, including interim periods within that reporting period. The Company is currently evaluating the new guidance to determine the impact it will have on its consolidated financial statements.

In April 2014, the FASB issued ASU 2014-08, which includes amendments that change the requirements for reporting discontinued operations and require additional disclosures about discontinued operations. Under the new guidance, only disposals representing a strategic shift in operations - that is, a major effect on the organization's operations and financial results - should be presented as discontinued operations. Additionally, the ASU requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income, and expenses of discontinued operations. This update is effective for Dover in the first quarter of 2015. The Company has evaluated this guidance and determined that the adoption will not significantly impact the consolidated financial statements.

In July 2013, the FASB issued ASU 2013-11, which provides that an unrecognized tax benefit, or a portion thereof, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except to the extent that a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date to settle any additional income taxes that would result from disallowance of a tax position, or the tax law does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, then the unrecognized tax benefit should be presented as a liability. This standard was effective for Dover for fiscal years beginning after December 15, 2013. The Company adopted this guidance effective January 1, 2014. The adoption of this ASU did not significantly impact the consolidated financial statements.

In March 2013, the FASB issued ASU 2013-05, which permits an entity to release cumulative translation adjustments into net income when a reporting entity (parent) ceases to have a controlling financial interest in a subsidiary or group of assets that is a business within a foreign entity. Accordingly, the cumulative translation adjustment should be released into net income only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided, or, if a controlling financial interest is no longer held. The revised standard was effective for Dover for fiscal years beginning after December 15, 2013. The Company adopted this guidance effective January 1, 2014. The adoption of this ASU did not significantly impact the consolidated financial statements.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)

2. Spin-off of Knowles Corporation

On February 28, 2014, Dover completed the distribution of Knowles Corporation to its stockholders. The transaction was completed through the pro rata distribution of 100% of the common stock of Knowles to Dover's shareholders of record as of the close of business on February 19, 2014. Each Dover shareholder received one share of Knowles common stock for every two shares of Dover common stock held as of the record date.

The following is a summary of the assets and liabilities distributed to Knowles as part of the separation on February 28, 2014:

Assets:
Cash and cash equivalents	$40,045
Other current assets	340,945
Non-current assets	1,678,820
Total assets	$2,059,810

Liabilities:
Current liabilities	$252,673
Non-current liabilities	383,940
Total liabilities	$636,613

Net assets distributed to Knowles Corporation	$1,423,197

Knowles incurred $100,000 of borrowings under its revolving credit facility and $300,000 of borrowings under its term loan facility to finance a cash payment of $400,000 to Dover immediately prior to the distribution. Dover received net cash of $359,955 upon separation, which reflects $40,045 of cash held by Knowles on the distribution date and retained by it in connection with its separation from Dover. Dover utilized the net proceeds from Knowles to pay down commercial paper and to repurchase shares of its common stock in the first quarter of 2014.

In connection with the spin-off of Knowles, the Company allocated $26,695 of accumulated other comprehensive earnings to Knowles, relating primarily to foreign currency translation gains, offset by unrecognized losses on pension obligations. Also, the Company was required to reallocate a portion of its goodwill from continuing operations to a reporting unit included in the Knowles distribution. The reallocation of $19,749 of goodwill was determined using a relative fair value approach. See Note 7 Goodwill and Other Intangible Assets for additional information.

The historical results of Knowles, including the results of operations, cash flows, and related assets and liabilities have been reclassified to discontinued operations for all periods presented herein. See Note 4 Disposed and Discontinued Operations. Pursuant to the separation of Knowles from Dover, and the related separation and distribution agreements, any agreed upon liabilities are not significant and will be settled in the near future.

3. Acquisitions

2014 Acquisitions

During 2014, the Company acquired seven businesses in separate transactions for net cash consideration of $802,254. The businesses were acquired to complement and expand upon existing operations within the Energy, Fluids and Refrigeration & Food Equipment segments and the Printing & Identification platform of the Engineered Systems segment. The goodwill identified by these acquisitions reflects the benefits expected to be derived from product line expansion and operational synergies.  Upon consummation of the acquisitions, each of these businesses is now wholly-owned by Dover.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)

The following table details the acquisitions made during the year ended December 31, 2014.

Date	Type	Company / Product Line Acquired	Location (Near)	Segment
January 1	Stock	Heidelberg CSAT GmbH	Karlsruhe, Germany	Engineered Systems
Manufacturer of digital printing systems that are installed in-packaging-line for the identification of pharmaceutical and medical products.

February 3	Stock	MS Printing Solutions	Milan, Italy	Engineered Systems
Manufacturer of innovative digital ink jet printing systems for the textile and specialty material industries.

June 11	Asset	Timberline Manufacturing Company	Beaumont, Texas	Energy
Manufacturer of chemical injection and metering solutions for oil and gas producers.

July 30	Stock	WellMark Holdings, Inc.	Oklahoma City, Oklahoma	Energy
Manufacturer of valves, instrumentation, and chemical injection pumps serving the oil and gas industry.

July 31	Asset	SweatMiser	McDonough, Georgia	Refrigeration & Food Equipment
Manufacturer of anti-sweat controllers for doors in the refrigeration industry.

August 25	Stock / Asset	Liquip International	Smithfield, Australia	Fluids
Manufacturer of fluid handling solutions, loading arms, tank truck valves and fittings, electronic measurement systems for tank trucks, fuel filtration systems, and aviation fueling components and services.

October 1	Stock	Accelerated Companies LLC	The Woodlands, Texas	Energy
Integrated provider of hydraulic and gas lift systems, electric submersible pump systems, surface pumps and modular fluid handling systems for oil and gas production.

The following presents the allocation of acquisition cost to the assets acquired and liabilities assumed, based on their estimated fair values:

	Accelerated	Other Acquisitions	Total
Current assets, net of cash acquired	$133,475	$74,712	$208,187
Property, plant and equipment	51,070	6,199	57,269
Goodwill	222,808	209,330	432,138
Intangible assets	131,200	163,727	294,927
Current liabilities assumed	(43,935)	(36,425)	(80,360)
Non-current liabilities assumed, principally deferred taxes	(58,896)	(51,011)	(109,907)
Net assets acquired	$435,722	$366,532	$802,254

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)

The amounts assigned to goodwill and major intangible asset classifications by applicable segment for the 2014 acquisitions are as follows:

	Energy	Engineered Systems	Fluids	Refrigeration & Food Equipment	Total	Useful life (in years)
Goodwill - Tax deductible	$10,835	$—	$184	$1,022	$12,041	na
Goodwill - Non deductible	314,604	80,581	24,912	—	420,097	na
Customer intangibles	198,200	22,843	23,273	600	244,916	12
Trademarks	19,300	6,594	2,125	—	28,019	11
Patents	—	878	—	500	1,378	8
Other intangibles and assets	5,900	10,374	4,340	—	20,614	6
	$548,839	$121,270	$54,834	$2,122	$727,065

The Company has substantially completed the purchase price allocations for the 2014 acquisitions, including that of Accelerated Companies LLC, which was purchased in October. As additional information is obtained about these assets and liabilities within the measurement period (not to exceed one year from the date of acquisition), including finalization of asset appraisals, the Company will refine its estimates of fair value to allocate the purchase price more accurately.

The Consolidated Statements of Earnings include the results of these businesses from the dates of acquisition. The aggregate revenue and pre-tax loss of the 2014 acquisitions included in the Company’s 2014 consolidated revenue and earnings totaled $207,000 and $7,000, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)

2013 Acquisitions

During 2013, the Company acquired ten businesses for an aggregate consideration of $322,838, net of cash acquired. A summary of the acquisitions made during 2013 is as follows:

Date	Type	Company / Product Line Acquired	Location (Near)	Segment
May 2	Stock	Ebsray Pumps	Brookvale, Australia	Fluids
Manufacturer of rotary pumps in vane, regenerative turbine, and internal gear technologies.

May 7	Stock	The Curotto-Can, Inc.	Sonoma, California	Engineered Systems
Manufacturer of automated front loaders for use in the waste collection industry.

May 21	Asset	Klaus Enterprise, Ltd.	Alberta, Canada	Energy
Manufacturer of valves and gas compressor components that specializes in replacing parts designed to optimize the efficiency and reliability of reciprocating compressors.

May 30	Asset	Source Technologies	Charlotte, North Carolina	Engineered Systems
Manufacturer of printing devices and software, specializing in thermal stationary barcode printers.

July 1	Asset	RSI Systems	Frederick, Maryland	Engineered Systems
Manufacturer of thermal ink jet applications ranging from packaging line coding and marking to high-speed product identification, authentication, and tracking systems for serialization.

September 19	Stock	SPIRIT Global Energy Solutions	Midland, Texas	Energy
Manufacturer of artificial lift tools and technology for oil and gas producers.

October 5	Stock	Fibresec Holdings Ltd.	Dorset, England	Fluids
Manufacturer of composite access covers and containment systems for retail fueling sites.

October 9	Stock	Kungsors Plast AB (KPS)	Kungsors, Sweden	Fluids
Manufacturer of high density polyethylene fusion underground piping systems for retail fueling sites.

October 16	Stock	Lianyungang Jump Equipment Co., Ltd.	Lianyungang, China	Fluids
Provider of top loading and LNG onshore loading equipment in China.

November 4	Stock	Finder Pompe S.p.A.	Merate, Italy	Fluids
Manufacturer of engineered pumps, spare parts, and related services for critical applications mostly in the upstream, midstream, and downstream oil and gas markets.

The businesses were acquired to complement and expand upon existing operations within the Energy, Engineered Systems and Fluids segments.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)

Pro Forma Information

The following unaudited pro forma information illustrates the effect on the Company’s revenue and earnings from continuing operations for years ended December 31, 2014 and 2013, assuming that the 2014 acquisitions had taken place at the beginning of 2013. As a result, the supplemental pro forma earnings reflect adjustments to earnings from continuing operations as reported in the Consolidated Statements of Earnings to exclude $11,558 of nonrecurring expense related to the fair value adjustments to acquisition-date inventory (after-tax) and $3,502 of acquisition-related costs (after-tax) from the year ended December 31, 2014. The supplemental pro forma earnings for the comparable 2013 period were adjusted to include these charges as if they were incurred at the beginning of 2012. The 2014 and 2013 supplemental pro forma earnings are also adjusted to reflect the comparable impact of additional depreciation and amortization expense (net of tax) resulting from the fair value measurement of tangible and intangible assets relating to 2014 and 2013 acquisitions.

	Years Ended December 31,
	2014	2013
Revenue from continuing operations:
As reported	$7,752,728	$7,155,096
Pro forma	7,987,639	7,602,756
Earnings from continuing operations:
As reported	$778,140	$797,527
Pro forma	806,321	794,823
Basic earnings per share from continuing operations:
As reported	$4.67	$4.66
Pro forma	4.84	4.64
Diluted earnings per share from continuing operations:
As reported	$4.61	$4.60
Pro forma	4.78	4.58

These pro forma results of operations have been prepared for comparative purposes only, and they do not purport to be indicative of the results of operations that actually would have resulted had the acquisitions occurred on the dates indicated or that may result in the future.

4. Disposed and Discontinued Operations

Management evaluates Dover's businesses periodically for their strategic fit within its operations. Accordingly, in 2014, the Company announced its intention to divest Datamax O'Neil and Sargent Aerospace, two businesses with the Engineered Systems segment. The assets, liabilities, and results of operations of these businesses were reclassified to discontinued operations in the fourth quarter of 2014.

Also included in discontinued operations are the assets, liabilities, and results of operations of DEK International and Everett Charles Technologies (including the Multitest business, collectively "ECT"), until their respective sale dates of July 2, 2014 and November 30, 2013. Additionally, the results of discontinued operations include Knowles Corporation until the distribution on February 28, 2014, as well as costs incurred by Dover to complete the spin-off of Knowles. These costs totaled $27,055 and $30,093 for the years ended December 31, 2014 and 2013, respectively. See also Note 2 Spin-off of Knowles Corporation.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)

Summarized results of the Company’s discontinued operations are as follows:

	Years Ended December 31,
	2014	2013	2012
Revenue	$568,991	$1,970,965	$1,918,035

Loss on sale, including impairments, net of tax	$(3,691)	$(35,473)	$(50,818)

Earnings from operations before taxes	13,611	209,293	241,023
(Provision) benefit for income taxes	(12,825)	31,782	(29,210)
Earnings from operations, net of tax	786	$241,075	$211,813

(Loss) earnings from discontinued operations, net of tax	$(2,905)	$205,602	$160,995

2014 - The Company completed the sale of DEK International in the third quarter of 2014. Sale proceeds totaled $170,616, which resulted in an after-tax loss on sale of $6,895. The Company also recognized a gain on sale of $3,204 in 2014 in connection with a working capital adjustment of $4,482 for ECT, which was sold in the fourth quarter of 2013.

The net earnings from operations for 2014 of $786 includes after-tax earnings of $32,289 for those businesses classified as discontinued operations. Also reflected in this amount are the aforementioned spin-off costs of $27,055 and a pension settlement charge of $4,448, net of tax, attributable to lump sum payments made to Knowles participants in Dover's qualified defined benefit pension plan.

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

The Company also recognized an impairment loss of $14,001 in the fourth quarter of 2013, in connection with the impending sale of DEK. This loss included goodwill impairment of the related reporting unit of $9,251, of which none was deductible for tax purposes.

The Company completed the sale of ECT in the fourth quarter of 2013 for total proceeds of $92,694, which resulted in an after-tax loss on sale of $2,804. Included in the sale proceeds was a note receivable from the buyer of $16,250, net of $3,750 of contingencies. The Company has since collected this note receivable.

The net earnings from operations of $241,075 reflects the after-tax earnings of all business classified as discontinued operations, as well as $54,827 of discrete tax benefits principally related to the conclusion of certain federal, state and international tax audits, $18,279 of interest on tax obligations in foreign jurisdictions, and the aforementioned spin-off costs of $30,093.

2012 - The net earnings from operations of $211,813 reflects after-tax earnings from operations generated by all business classified as discontinued operations as well as various expense and accrual adjustments relating to other discontinued operations. In addition, the Company recognized a goodwill impairment charge of $63,819 ($51,854 after tax) for ECT, representing a write-down of the reporting unit's carrying value of goodwill to its fair value.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)

Assets and liabilities of discontinued operations are summarized below:

	December 31, 2014	December 31, 2013
Assets of Discontinued Operations
Accounts receivable (1)	$46,691	$403,539
Inventories, net	58,401	229,465
Prepaid and other current assets	8,571	84,814
Total current assets	113,663	717,818
Property, plant and equipment, net	31,573	401,600
Goodwill and intangible assets, net	181,798	1,633,587
Other assets and deferred charges	137	26,058
Total assets	$327,171	$2,779,063

Liabilities of Discontinued Operations
Accounts payable (1)	$21,199	$278,607
Other current liabilities	17,675	153,788
Total current liabilities	38,874	432,395
Deferred income taxes	8,752	60,361
Other liabilities	3,092	42,865
Total liabilities	$50,718	$535,621

At December 31, 2014, the assets and liabilities of discontinued operations primarily relate to Datamax O'Neil and Sargent Aerospace, which were held for sale on that date. At December 31, 2013, the assets and liabilities of discontinued operations relate to those businesses mentioned above, as well as DEK International, which was sold on July 2, 2014 and Knowles, which was spun off on February 28, 2014.

(1)
Amounts at December 31, 2013 include estimated credits and liabilities associated with tax obligations in foreign jurisdictions resulting from value-added tax for the Multitest business within ECT. Accounts receivable includes $93,598 of credits. Accounts payable includes $76,443 of liabilities and $18,279 of interest. These balances were settled in 2014.

5. Inventories, net

	December 31, 2014	December 31, 2013
Raw materials	$352,016	$338,621
Work in progress	147,715	127,611
Finished goods	483,912	367,011
Subtotal	983,643	833,243
Less reserves	(119,906)	(117,932)
Total	$863,737	$715,311

At December 31, 2014 and 2013, approximately 25% and 30%, respectively, of the Company's total inventories were accounted for using the LIFO method.

6. Property, Plant and Equipment, net

	December 31, 2014	December 31, 2013
Land	$55,076	$56,118
Buildings and improvements	537,474	517,087
Machinery, equipment and other	1,698,638	1,596,085
Subtotal	2,291,188	2,169,290
Less accumulated depreciation	(1,454,119)	(1,381,441)
Total	$837,069	$787,849

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)

7. Goodwill and Other Intangible Assets

Accounting Standards Codification ("ASC") 350, "Intangibles - Goodwill and Other Intangibles" provides guidance on an entity's subsequent measurement and recognition of goodwill and other intangibles, including subsequent changes to carrying amounts, impairment, and fair value adjustments. In accordance with the guidance set forth in ASC 350, and in connection with the realignment of its businesses in the first quarter of 2014, the Company reallocated goodwill among its reporting units based on their current relative fair value.

Due to the separation of Knowles in the first quarter of 2014, the Company was required to allocate a portion of its goodwill from continuing operations to a reporting unit included in the distribution of Knowles. Accordingly, the assets distributed on February 28, 2014 included an additional $19,749 of allocated goodwill, determined using a relative fair value approach.

During the fourth quarter of 2014, the Company announced its intent to sell two businesses within the Engineered Systems segment. As a result, the Company allocated goodwill totaling $152,663 to these companies from their respective reporting units using a relative fair value approach.

The adjustments made to goodwill due to the distribution of Knowles, the reclassification of businesses held for sale, and the restatement of segment results due to the realignment of Dover's businesses has been applied to all periods presented on the Consolidated Balance Sheet for goodwill and assets of discontinued operations.

The changes in the carrying value of goodwill by segment for the years ended December 31, 2014 and 2013 are as follows:

	Energy	Engineered Systems	Fluids	Refrigeration & Food Equipment	Total
Goodwill	$716,210	$1,202,906	$560,131	$588,624	$3,067,871
Accumulated impairment loss	—	(10,591)	(59,970)	—	(70,561)
Balance at January 1, 2013	716,210	1,192,315	500,161	588,624	2,997,310
Acquisitions	19,810	19,968	102,110	—	141,888
Purchase price adjustments	(2,278)	(521)	(2,417)	(22,922)	(28,138)
Foreign currency translation	(5,770)	(1,143)	4,304	129	(2,480)
Balance at December 31, 2013	727,972	1,210,619	604,158	565,831	3,108,580
Acquisitions	325,438	80,581	25,097	1,022	432,138
Purchase price adjustments	(395)	—	11,350	—	10,955
Foreign currency translation	(4,280)	(21,022)	(30,942)	(3,872)	(60,116)
Balance at December 31, 2014	$1,048,735	$1,270,178	$609,663	$562,981	$3,491,557

During the year ended December 31, 2014, the Company recorded adjustments totaling $10,955 to goodwill relating primarily to finalization of the purchase price allocation to assets acquired and liabilities assumed for the 2013 acquisitions. The Company will continue to refine its estimates of fair value to allocate the purchase price more accurately; however, any such revisions are not expected to be significant.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)

The following table provides the gross carrying value and accumulated amortization for each major class of intangible asset:

	December 31, 2014		December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Trademarks	$138,650	$34,097	$110,573	$24,418
Patents	150,404	108,484	153,850	102,756
Customer Intangibles	1,429,906	484,449	1,211,744	379,124
Unpatented Technologies	92,480	45,812	80,483	35,891
Drawings & Manuals	36,377	13,087	41,800	10,462
Distributor Relationships	64,614	34,377	64,614	31,144
Other	24,214	12,737	22,365	12,599
Total	$1,936,645	$733,043	$1,685,429	$596,394
Unamortized intangible assets:
Trademarks	165,918		169,876
Total intangible assets, net	$1,369,520		$1,258,911

Total amortization expense for the years ended December 31, 2014, 2013, and 2012 was $155,109, $133,946, and $101,593, respectively. Amortization expense for the next five years, based on current intangible balances, is estimated to be as follows:

2015	$140,046
2016	139,880
2017	136,746
2018	125,827
2019	110,262

8. Accrued Expenses and Other Liabilities

The following table details the major components of other accrued expenses:

	December 31, 2014	December 31, 2013
Warranty	$46,704	$39,824
Unearned/deferred revenue	20,678	22,839
Taxes other than income	28,452	34,229
Accrued interest	31,318	31,738
Accrued volume discounts	16,352	16,909
Accrued commissions (non-employee)	12,799	11,151
Restructuring and exit	22,021	4,986
Legal and environmental	7,868	4,967
Other (none of which are individually significant) (1)	80,085	52,966
	$266,277	$219,609

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)

The following table details the major components of other liabilities (non-current):

	December 31, 2014	December 31, 2013
Deferred compensation (2)	$323,105	$321,736
Unrecognized tax benefits	94,875	97,920
Unearned/deferred revenue	8,599	7,751
Legal and environmental	31,841	35,145
Warranty	2,684	3,100
Restructuring and exit	—	356
Other (none of which are individually significant) (1)	21,236	42,856
	$482,340	$508,864

(1)
The liability relating to the Company's cumulative loss of $15,567 on the Swiss franc cross-currency swap was reclassified from other liabilities to other accrued expenses at December 31, 2014 in anticipation of the settlement of this net investment hedge when it expires on October 15, 2015. See Note 11 Financial Instruments.

(2)
Deferred compensation includes $229,128 and $232,669 at December 31, 2014 and 2013, respectively, for liabilities related to defined benefit and other postretirement benefit plans. See Note 15 Employee Benefit Plans.

Warranty
Estimated warranty program claims are provided for at the time of sale. Amounts provided for are based on historical costs and adjusted for new claims. The changes in the carrying amount of product warranties through December 31, 2014 and 2013 are as follows:

	2014	2013
Beginning Balance, January 1	$42,924	$39,554
Provision for warranties	60,833	52,943
Settlements made	(56,746)	(49,101)
Other adjustments, including acquisitions and currency translation	2,377	(472)
Ending balance, December 31	$49,388	$42,924

9. Restructuring Activities

From time to time, the Company will initiate various restructuring programs and incur severance and other restructuring costs. The following table details restructuring charges incurred by segment for the periods presented:

	Years Ended December 31,
	2014	2013	2012
Energy (1)	$7,549	$(811)	$584
Engineered Systems	6,624	3,628	8,320
Fluids	3,784	850	2,215
Refrigeration & Food Equipment	24,897	5,451	2,761
Corporate	1,954	—	—
Total	$44,808	$9,118	$13,880

These amounts are classified in the Consolidated Statements of Earnings as follows:

Cost of goods and services	$19,690	$5,320	$3,613
Selling and administrative expenses	25,118	3,798	10,267
Total	$44,808	$9,118	$13,880

(1)	In 2013, restructuring charges incurred within the Energy segment included a net gain on the sale of buildings in connection with facility consolidations.

The restructuring charges of $44,808 incurred in 2014 relate to restructuring programs initiated during 2014 and 2013. These programs are designed to better align the Company's operations with current market conditions through targeted facility

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)

consolidations, headcount reductions and other measures to further optimize operations. The Company expects to incur restructuring charges of approximately $17.0 million to $20.0 million in the first quarter of 2015, with the majority of these charges in the Energy segment. We expect to fund the remainder of the 2014 programs currently underway, as well those commenced in 2015, over the next 12 to 18 months. In light of the economic uncertainty in certain of our end markets and our continued focus on improving our operating efficiency, it is possible that additional programs may be implemented throughout the remainder of 2015.

The $44,808 of restructuring charges incurred during 2014 included the programs as described below.

•	The Energy segment incurred restructuring charges of $7,549, related principally to a facility consolidation in its businesses serving the compression markets and reduction in workforce.

•
The Engineered Systems segment recorded $6,624 of restructuring charges relating to facility consolidations within both the Printing & Identification and Industrials platforms, as well as actions taken to optimize costs related to engineering, sales, and administrative functions within the Printing & Identification platform.

•	The Fluids segment recorded $3,784 of restructuring charges principally related to reduction in workforce for those businesses serving the Pumps markets.

•
The Refrigeration & Food Equipment segment recorded restructuring charges of $24,897, primarily related to headcount reductions and exit plans at targeted facilities, including approximately $17.5 million related to the closure of a European-based facility within Refrigeration.

•
Corporate recorded restructuring charges of $1,954, primarily severance expense, resulting from the Company's decision to realign its businesses into a new segment structure in the first quarter of 2014 following the spin-off of Knowles.

Restructuring expenses incurred in 2013 and 2012 also included targeted facility consolidations at certain businesses.

The following table details the Company’s severance and other restructuring accrual activity:

	Severance	Exit		Total
Balance at December 31, 2011	$1,654	3,110		$4,764
Restructuring charges	10,583	3,297		13,880
Payments	(9,554)	(3,916)		(13,470)
Other, including foreign currency	4	74		78
Balance at December 31, 2012	2,687	2,565		5,252
Restructuring charges	7,103	2,015		9,118
Payments	(7,001)	(2,451)		(9,452)
Other, including foreign currency	87	337		424
Balance at December 31, 2013	2,876	2,466		5,342
Restructuring charges	23,532	21,276		44,808
Payments	(10,092)	(5,750)		(15,842)
Other, including foreign currency	(958)	(11,329)	(1)	(12,287)
Balance at December 31, 2014	$15,358	$6,663		$22,021

(1)	Other activity in exit reserves primarily represents the non-cash write-off of inventory and fixed assets in connection with certain facility closures.

The accrual balances at December 31, 2014 primarily reflects restructuring plans initiated during the year, as well as ongoing lease commitment obligations for facilities closed in earlier periods.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)

10. Borrowings and Lines of Credit

Borrowings consist of the following:

	December 31, 2014	December 31, 2013
Short-term:
Current portion of long-term debt	$299,956	$2,778
Commercial paper	478,000	226,500
	$777,956	$229,278

	December 31, 2014	December 31, 2013
Long-term:
4.875% 10-year notes due October 15, 2015	$299,836	$299,638
5.45% 10-year notes due March 15, 2018	348,928	348,598
2.125% 7-year notes due December 1, 2020 (euro-denominated)	363,970	411,500
4.30% 10-year notes due March 1, 2021	449,839	449,813
6.65% 30-year debentures due June 1, 2028	199,517	199,483
5.375% 30-year debentures due October 15, 2035	296,685	296,526
6.60% 30-year notes due March 15, 2038	247,948	247,859
5.375% 30-year notes due March 1, 2041	345,830	345,671
Other	444	2,891
Total long-term debt	2,552,997	2,601,979
Less current portion	(299,956)	(2,778)
	$2,253,041	$2,599,201

On December 4, 2013, the Company issued €300.0 million of 2.125% euro-denominated notes due 2020. The proceeds of $403,776 from the sale of the notes, net of discounts and issuance costs, were used to repay commercial paper.

On October 15, 2015, the outstanding 4.875% notes with a face value of $300.0 million will mature. These notes have been classified as current maturities of long-term debt as of December 31, 2014. Depending on capital requirements for 2015, the Company may finance the repayment of these notes through either the issuance of additional commercial paper or new debt instruments.

The long-term note borrowings presented above are net of unamortized discounts of $8,213 and $9,196 at December 31, 2014 and 2013, respectively. The debentures presented above include unamortized discounts of $3,798 and $3,991 at December 31, 2014 and 2013, respectively. The discounts are being amortized to interest expense using the effective interest rate method over the life of the issuances. The notes and debentures are redeemable at the option of Dover in whole or in part at any time at a redemption price that includes a make-whole premium, with accrued interest to the redemption date.

The Company maintains a $1.0 billion unsecured revolving credit facility with a syndicate of banks (the "Credit Agreement") which expires on November 10, 2016. At the Company's election, loans under the Credit Agreement will bear interest at a Eurodollar or Sterling rate based on LIBOR, plus an applicable margin ranging from 0.565% to 1.225% (subject to adjustment based on the credit rating accorded the Company's senior unsecured debt by S&P and Moody's), or at a base rate pursuant to a formula defined in the Credit Agreement. In addition, the Credit Agreement requires the Company to pay a facility fee and imposes various restrictions on the Company such as, among other things, the requirement for the Company to maintain an interest coverage ratio of EBITDA to consolidated net interest expense of not less than 3.0 to 1. The Company was in compliance with this covenant and its other long-term debt covenants at December 31, 2014 and had a coverage ratio of 12.7 to 1. The Company primarily uses this facility as liquidity back-up for its commercial paper program and has not drawn down any loans under the $1.0 billion facility and does not anticipate doing so. The Company generally uses commercial paper borrowings for general corporate purposes, funding of acquisitions, and the repurchases of its common stock.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)

Interest expense and interest income for the years ended December 31, 2014, 2013 and 2012 were as follows:

	Years Ended December 31,
	2014	2013	2012
Interest expense	$131,689	$124,535	$125,992
Interest income	(4,510)	(3,881)	(4,723)
Interest expense, net	$127,179	$120,654	$121,269

The weighted average interest rate for short-term commercial paper borrowings was 0.1% for 2014 and 0.1% for 2013.

Scheduled maturities of long-term debt for the years ending December 31 are as follows:

2015	$299,956
2016	114
2017	117
2018	348,958
2019	—
2020 and thereafter	1,903,852
$2,552,997

As of December 31, 2014, the Company had approximately $135,452 outstanding in letters of credit and guarantees with financial institutions, which expire at various dates in 2015 through 2020.  These letters of credit are primarily maintained as security for insurance, warranty and other performance obligations.

11. Financial Instruments

Derivatives

The Company is exposed to market risk for changes in foreign currency exchange rates due to the global nature of its operations. In order to manage this risk the Company has hedged portions of its forecasted sales and purchases, which occur within the next twelve months and are denominated in non-functional currencies, with currency forward or collar contracts designated as cash flow hedges. At December 31, 2014 and December 31, 2013, the Company had contracts with U.S. dollar equivalent notional amounts of $47,047 and $33,216, respectively, to exchange foreign currencies, principally the U.S. dollar, euro, Chinese yuan. The Company believes it is probable that all forecasted cash flow transactions will occur.

In addition, the Company had outstanding contracts at December 31, 2014 and December 31, 2013 with a total notional amount of $52,392 and $104,688, respectively, that are not designated as hedging instruments. These instruments are used to reduce the Company's exposure for operating receivables and payables that are denominated in non-functional currencies. Gains and losses on the fair value of these instruments is reflected in other expense (income) on the Consolidated Statements of Earnings.

The Company also has an outstanding floating-to-floating cross currency swap agreement for a total notional amount of $50,000 in exchange for CHF 65,100, which expires on October 15, 2015. This transaction hedges a portion of the Company’s net investment in CHF-denominated operations. The agreement qualifies as a net investment hedge and the effective portion of the change in fair value is reported within the cumulative translation adjustment section of other comprehensive income. The fair values at December 31, 2014 and December 31, 2013 reflected cumulative losses of $15,567 and $23,716, respectively, due to the strengthening of the Swiss franc relative to the U.S. dollar over the term of the arrangement.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)

The following table sets forth the fair values of derivative instruments held by the Company as of December 31, 2014 and December 31, 2013 and the balance sheet lines in which they are recorded:

	Fair Value Asset (Liability)
	December 31, 2014	December 31, 2013	Balance Sheet Caption
Foreign currency forward / collar contracts	$973	$879	Prepaid and other current assets
Foreign currency forward / collar contracts	(810)	(168)	Other accrued expenses
Net investment hedge - cross currency swap	(15,567)	(23,716)	Accrued expenses / Other liabilities (1)

(1)
The liability relating to the cumulative loss on the Swiss franc cross currency swap is reflected in accrued expenses on the Consolidated Balance Sheet at December 31, 2014 as this swap matures on October 15, 2015. It was reflected in other liabilities as of December 31, 2013.

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

Amounts recognized in other comprehensive earnings (loss) for the gains (losses) on its net investment hedges were as follows:

	2014	2013	2012
Gain (loss) on euro-denominated debt	$47,630	$(6,099)	$—
Gain (loss) on Swiss franc cross-currency swap	8,149	(1,035)	(1,025)
Total gain (loss) on net investment hedges before tax	55,779	(7,134)	(1,025)
Tax (expense) benefit	(19,523)	2,494	359
Net gain (loss) on net investment hedges, net of tax	$36,256	$(4,640)	$(666)

Fair Value Measurements

Accounting Standards Codification ("ASC") 820, "Fair Value Measurements and Disclosures," establishes a fair value hierarchy that requires the Company to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. A financial instrument’s categorization within the hierarchy is based on the lowest level of input that is significant to the fair value measurement. ASC 820 establishes three levels of inputs that may be used to measure fair value.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)

The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2014 and December 31, 2013:

	December 31, 2014			December 31, 2013
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets:
Foreign currency cash flow hedges	$—	$973	$—	$—	$879	$—
Liabilities:
Foreign currency cash flow hedges	—	810	—	—	168	—
Swiss franc cross-currency swap	—	15,567	—	—	23,716	—

The derivative contracts are measured at fair value using models based on observable market inputs such as foreign currency exchange rates and interest rates; therefore, they are classified within Level 2 of the valuation hierarchy.

In addition to fair value disclosure requirements related to financial instruments carried at fair value, accounting standards require disclosures regarding the fair value of all of the Company’s financial instruments. The estimated fair value of long-term debt at December 31, 2014 and December 31, 2013 was $3,002,701 and $2,872,454, respectively, compared to the carrying value of $2,552,997 and $2,601,979, respectively. The estimated fair value of long-term debt is based on quoted market prices for similar instruments and is, therefore, classified as Level 2 within the valuation hierarchy. The carrying values of cash and cash equivalents, trade receivables, accounts payable, and notes payable are reasonable estimates of their fair values as of December 31, 2014 and December 31, 2013 due to the short-term nature of these instruments.

12. Income Taxes

Income taxes have been based on the following components of “Earnings before provision for income taxes and discontinued operations” in the Consolidated Statements of Earnings:

	Years Ended December 31,
	2014	2013	2012
Domestic	$789,689	$714,723	$640,896
Foreign	304,518	331,263	290,169
	$1,094,207	$1,045,986	$931,065

Income tax expense (benefit) relating to continuing operations for the years ended December 31, 2014, 2013, and 2012 is comprised of the following:

	Years Ended December 31,
	2014	2013	2012
Current:
U.S. Federal	$231,939	$114,218	$196,622
State and local	8,434	17,468	(1,590)
Foreign	97,037	89,702	84,723
Total current	337,410	221,388	279,755
Deferred:
U.S. Federal	$7,386	$35,315	$20,149
State and local	11,250	(4,556)	(2,262)
Foreign	(39,979)	(3,688)	(16,652)
Total deferred	(21,343)	27,071	1,235
Total expense	$316,067	$248,459	$280,990

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)

Differences between the effective income tax rate and the U.S. federal income statutory rate are as follows:

	Years Ended December 31,
	2014	2013	2012
U.S. Federal income tax rate	35.0%	35.0%	35.0%
State and local taxes, net of Federal income tax benefit	1.3	1.2	1.3
Foreign operations tax effect	(3.7)	(3.3)	(3.2)
R&E tax credits (1)	(0.3)	(0.7)	—
Domestic manufacturing deduction	(3.0)	(2.2)	(2.2)
Foreign tax credits	0.4	0.3	0.3
Branch losses	(0.7)	(0.2)	—
Release of valuation allowance	(0.6)	—	—
Resolution of tax contingencies	(0.5)	(7.2)	(1.8)
Other, principally non-tax deductible items	1.0	0.9	0.8
Effective rate from continuing operations	28.9%	23.8%	30.2%

(1)
On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, and this legislation retroactively extended the R&E tax credit for two years, from January 1, 2012 through December 31, 2013. Income tax expense for 2013 includes $4.8 million for the entire benefit of the R&E tax credit attributable to 2012.

The tax effects of temporary differences that give rise to future deferred tax assets and liabilities are as follows:

	December 31, 2014	December 31, 2013
Deferred Tax Assets:
Accrued compensation, principally postretirement and other employee benefits	$151,640	$130,326
Accrued expenses, principally for state income taxes, interest, and warranty	45,262	43,700
Net operating loss and other carryforwards	190,298	70,821
Inventories, principally due to reserves for financial reporting purposes and capitalization for tax purposes	13,285	14,068
Accounts receivable, principally due to allowance for doubtful accounts	4,323	4,507
Accrued insurance	5,529	4,353
Long-term liabilities, principally warranty, environmental, and exit costs	4,096	3,777
Other assets	(8,838)	(11,957)
Total gross deferred tax assets	405,595	259,595
Valuation allowance	(141,252)	(14,063)
Total deferred tax assets	$264,343	$245,532

Deferred Tax Liabilities:
Intangible assets, principally due to different tax and financial reporting bases and amortization lives	$(694,602)	$(604,464)
Plant and equipment, principally due to differences in depreciation	(55,012)	(61,455)
Accounts receivable	(6,481)	(6,674)
Total gross deferred tax liabilities	(756,095)	(672,593)
Net deferred tax liability	$(491,752)	$(427,061)

Classified as follows in the consolidated balance sheets:
Current deferred tax asset	$63,276	$60,101
Non-current deferred tax asset	10,107	5,642
Current deferred tax liability	(928)	(953)
Non-current deferred tax liability	(564,207)	(491,851)
	$(491,752)	$(427,061)

As of December 31, 2014, the Company has loss carryforwards for U.S. Federal purposes totaling approximately $71.5 million attributed to the 2011 Anthony acquisition, and loss carryforwards for non-U.S. purposes totaling $519.4 million primarily

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)

resulting from restructuring undertaken to effect the Knowles spin-off. As of December 31, 2013, the Company had non-U.S loss carryforwards of $39.9 million.  The federal loss carryforwards are available for use against the Company's consolidated federal taxable income and begin to expire in 2024. The entire balance of the non-U.S. losses as of December 31, 2014 is available to be carried forward, with $20.3 million of these losses beginning to expire during the years 2015 through 2034. The remaining $499.1 million of such losses can be carried forward indefinitely.

The Company has $109.2 million and $145.8 million of state tax loss carryforwards as of December 31, 2014 and 2013, respectively, that are available for use by the Company between 2015 and 2034.

As of December 31, 2014 and 2013, the Company has research and development credit carryforwards for U.S. Federal purposes of $0.8 million attributable to the 2011 Anthony acquisition and no alternative minimum tax credits. The research and development credits begin to expire in 2025.

The Company maintains valuation allowances by jurisdiction against the deferred tax assets related to certain of these carryforwards as utilization of these tax benefits is not assured for certain jurisdictions.

The Company has not provided for U.S. federal income taxes or tax benefits on the undistributed earnings of its international subsidiaries, totaling approximately $1.3 billion at December 31, 2014, because such earnings are reinvested and it is currently intended that they will continue to be reinvested indefinitely. It is not practicable to estimate the amount of tax that might be payable if some or all of such earnings were to be repatriated, and the amount of foreign tax credits that would be available to reduce or eliminate the resulting U.S. income tax liability.

Unrecognized Tax Benefits

The Company files U.S., state, local, and foreign tax returns. The Company is routinely audited by the tax authorities in these jurisdictions, and a number of audits are currently underway. It is reasonably possible during the next twelve months that uncertain tax positions may be settled, which could result in a decrease in the gross amount of unrecognized tax benefits. This decrease may result in an income tax benefit. Due to the potential for resolution of federal, state, and foreign examinations, and the expiration of various statutes of limitation, the Company's gross unrecognized tax benefits balance may change within the next twelve months by a range of zero to $27 million. Some portion of any such change may be reported as discontinued operations. The Company is no longer subject to examinations of its federal income tax returns for years through 2010. All significant state, local, and international matters have been concluded for years through 2007. The Company believes adequate provision has been made for all income tax uncertainties.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)

The following table is a reconciliation of the beginning and ending balances of the Company’s unrecognized tax benefits:

	Continuing		Discontinued	Total
Unrecognized tax benefits at January 1, 2012	$134,773		$54,268	$189,041
Additions based on tax positions related to the current year	10,188		26	10,214
Additions for tax positions of prior years	4,128		3,470	7,598
Reductions for tax positions of prior years	(14,257)		(25)	(14,282)
Settlements	(418)		(85)	(503)
Lapse of statutes	(12,550)		(3,429)	(15,979)
Unrecognized tax benefits at December 31, 2012	121,864		54,225	176,089
Additions based on tax positions related to the current year	9,056		1	9,057
Additions for tax positions of prior years	7,584		3,315	10,899
Reductions for tax positions of prior years (A)	(62,610)		(40,240)	(102,850)
Settlements	(2,823)		(2,523)	(5,346)
Lapse of statutes	(7,845)		(1,564)	(9,409)
Unrecognized tax benefits at December 31, 2013	65,226		13,214	78,440
Additions based on tax positions related to the current year	11,751		14	11,765
Additions for tax positions of prior years	1,065		499	1,564
Reductions for tax positions of prior years	(5,782)		(265)	(6,047)
Settlements	(843)		(155)	(998)
Lapse of statutes	(5,050)		(2,585)	(7,635)
Unrecognized tax benefits at December 31, 2014	$66,367	(B)	$10,722	$77,089

(A)	The settlement of certain income tax examinations of the 2009 and 2010 tax years resulted in a significant decrease in gross unrecognized tax benefits.

(B)
If recognized, the net amount of potential tax benefits that would impact the Company’s effective tax rate is $48.8 million. During the years ended December 31, 2014, 2013, and 2012, the Company recorded potential interest and penalty expense (income) of $(1.3) million, $(5.5) million and $0.1 million, respectively, related to its unrecognized tax benefits as a component of provision for income taxes. The Company had accrued interest and penalties of $15.5 million at December 31, 2014 and $17.1 million at December 31, 2013, which are not included in the above table.

13. Equity and Cash Incentive Program

The Company's share-based awards are typically granted annually at its regularly scheduled first quarter Compensation Committee meeting. Beginning in 2013, these awards were made pursuant to the terms of the Company's 2012 Equity and Cash Incentive Plan (the "2012 Plan"), which was approved by shareholders on May 3, 2012. This plan replaced the 2005 Equity and Cash Incentive Plan (the "2005 Plan"), which would have otherwise terminated according to its terms on January 31, 2015 and the 1996 Non-Employee Directors Stock Compensation Plan (the "Directors Plan"), which would have otherwise terminated according to its terms on December 31, 2012. Upon approval of the 2012 Plan, no additional awards may be granted under the 2005 Plan. Officers and other key employees, as well as non-employee directors, are eligible to participate in the 2012 Plan, which has a ten year term and will terminate on May 3, 2022. The 2012 Plan provides for stock options and SARs grants, restricted stock awards, restricted stock unit awards, performance share awards, cash performance awards, directors' shares, and deferred stock units. Under the 2012 Plan, a total of 17,000,000 shares of common stock are reserved for issuance, subject to adjustments resulting from stock dividends, stock splits, recapitalizations, reorganizations, and other similar changes.

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

Stock-based compensation costs are reported within selling and administrative expenses. The following table summarizes the Company’s compensation expense relating to all stock-based incentive plans:

	Years Ended December 31,
	2014	2013	2012
Pre-tax compensation expense	$31,628	$30,480	$30,884
Tax benefit	(11,201)	(10,745)	(10,904)
Total stock-based compensation expense, net of tax	$20,427	$19,735	$19,980

SARs and Stock Options

In 2014, 2013, and 2012, the Company issued SARs covering 1,043,734, 1,613,884, and 1,719,943 shares, respectively.  Since 2006, the Company has only issued SARs and does not anticipate issuing stock options in the future.  The fair value of each SAR grant was estimated on the date of grant using a Black-Scholes option-pricing model with the following assumptions:

	2014	2013	2012
Risk-free interest rate	1.70%	1.39%	1.05%
Dividend yield	1.98%	2.06%	2.03%
Expected life (years)	5.3	7.1	5.7
Volatility	30.81%	33.78%	36.41%
Grant price	$82.51	$63.33	$57.62
Fair value at date of grant (1)	$19.84	$18.17	$16.31

(1)	Updated to reflect the modification of grants issued prior to 2014 in connection with the separation of Knowles.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)

A summary of activity relating to SARs and stock options granted under the 2012 Plan and the predecessor plans for the year ended December 31, 2014 is as follows:

	SARs			Stock Options
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
Outstanding at 1/1/2014	7,520,760	$56.67		209,827	$38.39
Surrendered upon spin-off (1)	(359,151)	62.55		(4,555)	38.00
Modification upon spin-off (2)	933,845	—		20,523	—
Granted	1,043,734	82.51		—	—
Forfeit / expired	(281,822)	65.65		(7,605)	41.79
Exercised	(1,216,624)	43.97		(165,283)	35.04
Outstanding at 12/31/2014	7,640,742	54.69	6.3	52,907	33.50	0.1

Exercisable at 12/31/2014	3,631,702	$42.43	4.6	52,907	$33.50	0.1

(1)	In connection with the spin-off on February 28, 2014, Knowles employees surrendered their outstanding Dover equity awards, which were then converted to Knowles equity awards.

(2)
Subsequent to the separation of Knowles, the Company modified its outstanding equity awards to employees such that all individuals received an equivalent fair value both before and after the separation, which resulted in a lower exercise price for all outstanding equity awards at the time of modification.

All option awards outstanding at December 31, 2014 are vested and exercisable. These awards have an exercise price in the range of $33.49 to $34.73 and an aggregate intrinsic value of $2,022 at December 31, 2014. The following table summarizes information about outstanding SARs at December 31, 2014:

	SARs Outstanding				SARs Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Life in Years	Aggregate Intrinsic Value	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Life in Years	Aggregate Intrinsic Value
$25.96 - $37.79	2,130,558	$34.01	4.5	$80,342	2,130,558	$34.01	4.5	$80,342
$40.54 - $58.69	3,039,611	$55.97	5.7	$47,863	1,491,509	$54.26	4.9	$26,035
$63.33 - $82.51	2,470,573	$70.95	8.5	$12,490	9,635	$70.57	8.5	$50
	7,640,742			$140,695	3,631,702			$106,427

Unrecognized compensation expense related to SARs not yet exercisable was $22,807 at December 31, 2014.  This cost is expected to be recognized over a weighted average period of 1.5 years.

Other information regarding the exercise of SARs and stock options is listed below:

	2014	2013	2012
SARs
Fair value of SARs that became exercisable	$26,796	$23,605	$16,484
Aggregate intrinsic value of SARs exercised	$51,813	$83,944	$61,531

Stock Options
Cash received by Dover for exercise of stock options	$5,227	$14,830	$38,029
Aggregate intrinsic value of options exercised	$8,614	$19,937	$29,866

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)

The Company recognized tax benefits of $15,110, $25,661, and $22,771 during 2014, 2013, and 2012, respectively, for the exercise of SARs and stock options. These benefits have been recorded as an increase to additional paid-in capital and are reflected as financing cash inflows in the Consolidated Statements of Cash Flows.

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

In 2014, 2013, and 2012, the Company issued performance shares covering 58,206, 47,032, and 50,416 shares, respectively. The performance share awards granted in 2014 are considered performance condition awards as attainment is based on Dover's performance relative to established internal metrics. The fair value of the 2014 awards was determined using Dover's closing stock price on the date of grant of $82.51. For the year end December 31, 2014, we have assumed an average attainment rate of the internal metrics of 82.6%. The expected attainment of the internal metrics for these awards is analyzed each reporting period, and the related expense is adjusted up or down based on expected attainment, if that attainment differs from previous estimates. The cumulative effect on current and prior periods of a change in attainment is recognized in compensation cost in the period of change.

The performance share awards granted in 2013 and 2012 are market condition awards as attainment is based on Dover's three-year performance relative to its peer group for the relevant performance period. These awards were valued on the date of grant using a Monte Carlo simulation model (a binomial lattice-based valuation model) with the following assumptions, and are generally recognized ratably over the vesting period:

	2013	2012
Risk-free interest rate	0.40%	0.37%
Dividend yield	2.06%	2.03%
Expected life (years)	2.9	2.9
Volatility	30.36%	34.10%
Fair value of performance award (1)	$70.92	$63.43

(1)	Updated to reflect the modification of grants issued prior to 2014 in connection with the separation of Knowles.

Expected volatilities are based on historical volatilities of each of the defined peer companies. The interest rate is based on the U.S. Treasury yield curve in effect at the time of grant.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)

A summary of activity for performance share awards for the year ended December 31, 2014 is as follows:

	Number of Shares	Weighted-Average Grant-Date Fair Value
Unvested at January 1, 2014	92,545	$76.05
Surrendered upon spin-off (1)	(7,177)	76.67
Modification upon spin-off (2)	11,480	—
Granted	58,206	82.51
Forfeit	(2,381)	80.21
Vested (3)	(50,950)	63.43
Unvested at December 31, 2014	101,723	$77.33

(1)	In connection with the spin-off on February 28, 2014, Knowles employees surrendered their outstanding Dover equity awards, which were then converted to Knowles equity awards.

(2)
Subsequent to the separation of Knowles, the Company modified its outstanding equity awards to employees such that all individuals received an equivalent fair value both before and after the separation.

(3)
Under the terms of the performance share award, the actual number of shares awarded can range from zero to 200% of the original target grant, depending on Dover's three-year performance relative to the peer group for the relevant performance period. The awards that vested in 2014, as shown above, will result in zero issuances of Dover common shares as a result of the three-year performance from 2012 - 2014 relative to its peer group.

Unrecognized compensation expense related to unvested performance shares as of December 31, 2014 was $3,487, which will be recognized over a weighted average period of 1.5 years.

Restricted Stock Awards

The Company also has restricted stock authorized for grant (as part of the 2005 and 2012 Plans), under which common stock of the Company may be granted at no cost to certain officers and key employees. In general, restrictions limit the sale or transfer of these shares during a two or three year period, and restrictions lapse proportionately over the two or three year period.  The Company granted 131,719 of restricted stock awards in 2014. No restricted stock awards were issued in 2013 or 2012.

A summary of activity for restricted stock awards for the year ended December 31, 2014 is as follows:

	Number of Shares	Weighted-Average Grant-Date Fair Value
Unvested at January 1, 2014	40,000	$66.59
Modification upon spin-off (1)	5,389	—
Granted	131,719	82.51
Forfeit	(10,623)	82.51
Vested	(485)	82.51
Unvested at December 31, 2014	166,000	$76.00

(1)
Subsequent to the separation of Knowles, the Company modified its outstanding equity awards to employees such that all individuals received an equivalent fair value both before and after the separation.

Unrecognized compensation expense relating to unvested restricted stock as of December 31, 2014 was $7,255, which will be recognized over a weighted average period of 1.4 years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)

Directors' Shares

The Company issued the following shares to its non-employee directors under the 2012 Plan as partial compensation for serving as directors of the Company:

	Years ended December 31,
	2014	2013	2012
Aggregate shares granted	17,331	14,271	20,344
Shares deferred	(8,904)	(6,929)	—
Shares withheld to satisfy tax obligations	(210)	(354)	(544)
Net shares issued	8,217	6,988	19,800

14. Commitments and Contingent Liabilities

Lease Commitments

The Company leases certain facilities and equipment under operating leases, many of which contain renewal options. Total rental expense, net of insignificant sublease rental income, for all operating leases was $87,149, $76,541, and $66,118 for the years ended December 31, 2014, 2013, and 2012, respectively. Contingent rentals under the operating leases were not significant.

The aggregate future minimum lease payments for operating and capital leases as of December 31, 2014 are as follows:

	Operating	Capital
2015	$63,979	$3,801
2016	51,193	2,015
2017	42,647	731
2018	33,297	196
2019	24,283	112
2020 and thereafter	57,536	347
	$272,935	$7,202

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

Litigation

A few of the Company’s subsidiaries are involved in legal proceedings relating to the cleanup of waste disposal sites identified under federal and state statutes which provide for the allocation of such costs among “potentially responsible parties.” In each instance, the extent of the Company’s liability appears to be very small in relation to the total projected expenditures and the number of other “potentially responsible parties” involved and is anticipated to be immaterial to the Company. In addition, a few of the Company’s subsidiaries are involved in ongoing remedial activities at certain current and former plant sites, in cooperation with regulatory agencies, and appropriate reserves have been established. At December 31, 2014 and 2013, the Company has reserves totaling $32,890 and $34,031, respectively, for environmental and other matters, including private party claims for exposure to hazardous substances, that are probable and estimable.

The Company and certain of its subsidiaries are also parties to a number of other legal proceedings incidental to their businesses. These proceedings primarily involve claims by private parties alleging injury arising out of use of the Company’s products, exposure to hazardous substances, patent infringement, employment matters, and commercial disputes. Management and legal counsel, at least quarterly, review the probable outcome of such proceedings, the costs and expenses reasonably expected to be incurred and currently accrued to-date, and the availability and extent of insurance coverage. The Company has reserves for

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)

legal matters that are probable and estimable and not otherwise covered by insurance, and at December 31, 2014 and 2013, these reserves are not significant. While it is not possible at this time to predict the outcome of these legal actions, in the opinion of management, based on the aforementioned reviews, the Company is not currently involved in any legal proceedings which, individually or in the aggregate, could have a material affect on its financial position, results of operations, or cash flows.

15. Employee Benefit Plans

The Company offers defined contribution retirement plans which cover the majority of its U.S. employees, as well as employees in certain other countries. The Company’s expense relating to defined contribution plans was $34,263, $25,645, and $25,805 for the years ended December 31, 2014, 2013, and 2012, respectively.

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

In connection with the recent separation of Knowles, the Company offered one-time lump sum payments in 2014 to Knowles employees that participated in Dover's qualified defined benefit pension plan. In 2014, the Company made total lump sum payments to participants in this plan of $49,338. Based on the total of the lump sum payments made to both Knowles and other participants in the plan during the year, the Company recorded a settlement charge of approximately $10,279 in 2014.

The Company also maintains post retirement benefit plans which cover approximately 1,165 participants, approximately 1,143 of whom are eligible for medical benefits.  These plans are effectively closed to new entrants. The supplemental and post retirement benefit plans are supported by the general assets of the Company.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)

Obligations and Funded Status

The following tables summarize the balance sheet impact, including the benefit obligations, assets, and funded status associated with the Company's significant defined benefit and other postretirement plans at December 31, 2014 and 2013.

	Qualified Defined Benefits				Non-Qualified Supplemental Benefits		Post-Retirement Benefits
	U.S. Plan		Non-U.S. Plans
	2014	2013	2014	2013	2014	2013	2014	2013
Change in benefit obligation:
Benefit obligation at beginning of year	$519,552	$603,905	$299,284	$284,798	$133,056	$180,408	$14,136	$14,571
Benefits earned during the year	13,801	17,123	6,027	6,043	3,320	5,634	249	234
Interest cost	25,204	24,801	8,222	9,081	6,148	6,741	627	523
Plan participants' contributions	—	—	1,732	1,583	—	—	476	448
Benefits paid	(17,957)	(35,266)	(5,452)	(11,237)	(13,939)	(20,686)	(1,222)	(1,163)
Actuarial (gain) loss	84,314	(76,605)	40,962	6,501	11,088	(34,831)	(556)	(618)
Business dispositions	—	—	(60,164)	—	(3,137)	—	—	—
Amendments	—	1,913	—	—	1,463	3,004	—	65
Settlements and curtailments	(49,338)	(16,818)	(390)	(3,036)	—	(7,228)	—	—
Currency translation and other	—	499	(25,198)	5,551	—	14	233	76
Benefit obligation at end of year	575,576	519,552	265,023	299,284	137,999	133,056	13,943	14,136
Change in plan assets:
Fair value of plan assets at beginning of year	595,143	554,648	203,681	181,416	—	—	—	—
Actual return on plan assets	73,528	66,761	14,868	17,356	—	—	—	—
Company contributions	—	9,000	9,547	11,359	13,939	20,686	746	715
Plan participants' contributions	—	—	1,732	1,583	—	—	476	448
Benefits paid	(17,957)	(35,266)	(5,452)	(11,237)	(13,939)	(20,686)	(1,222)	(1,163)
Business dispositions	—	—	(46,334)	—	—	—	—	—
Settlements and curtailments	(49,338)	—	(390)	—	—	—	—	—
Currency translation	—	—	(14,142)	3,204	—	—	—	—
Fair value of plan assets at end of year	601,376	595,143	163,510	203,681	—	—	—	—
Funded status	$25,800	$75,591	$(101,513)	$(95,603)	$(137,999)	$(133,056)	$(13,943)	$(14,136)

Amounts recognized in the balance sheets consist of:
Assets and Liabilities:
Other assets and deferred charges	$25,800	$75,591	$152	$2,976	$—	$—	$—	$—
Accrued compensation and employee benefits	—	—	(1,575)	(1,970)	(21,978)	(10,161)	(926)	(971)
Other liabilities (deferred compensation)	—	—	(100,090)	(96,609)	(116,021)	(122,895)	(13,017)	(13,165)
Total Assets and Liabilities	$25,800	$75,591	$(101,513)	$(95,603)	$(137,999)	$(133,056)	$(13,943)	$(14,136)

Accumulated Other Comprehensive Loss (Earnings):
Net actuarial losses (gains)	$119,919	$86,108	$61,813	$38,596	$(746)	$(12,520)	$192	$799
Prior service cost (credit)	3,388	4,471	1,058	1,146	31,381	38,646	(615)	(1,024)
Net asset at transition, other	—	—	(48)	(48)	—	—	—	—
Deferred taxes	(43,158)	(31,703)	(15,312)	(9,965)	(10,725)	(9,145)	90	20
Total Accumulated Other Comprehensive Loss (Earnings), net of tax	80,149	58,876	47,511	29,729	19,910	16,981	(333)	(205)
Net amount recognized at December 31,	$105,949	$134,467	$(54,002)	$(65,874)	$(118,089)	$(116,075)	$(14,276)	$(14,341)

Accumulated benefit obligations	$537,393	$482,181	$246,814	$280,763	$123,229	$93,153

The Company’s net unfunded status at December 31, 2014 and 2013 includes net liabilities of $101,513 and $95,603, respectively, relating to the Company’s significant international plans, some in locations where it is not economically advantageous to pre-fund the plans due to local regulations. The majority of the international obligations relate to defined pension plans operated by the Company’s businesses in Germany, the United Kingdom, and Switzerland.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)

The accumulated benefit obligation for all defined benefit pension plans was $907,436 and $856,097 at December 31, 2014 and 2013, respectively.   Pension plans with accumulated benefit obligations in excess of plan assets consist of the following at December 31, 2014 and 2013:

	2014	2013
Projected benefit obligation (PBO)	$372,931	$369,289
Accumulated benefit obligation (ABO)	342,158	336,095
Fair value of plan assets	133,930	137,654

Net Periodic Benefit Cost

Components of the net periodic benefit cost were as follows:

Defined Benefit Plans

	Qualified Defined Benefits						Non-Qualified Supplemental Benefits
	U.S. Plan			Non-U.S. Plans (1)
	2014	2013	2012	2014	2013	2012	2014	2013	2012
Service cost	$13,801	$17,123	$14,406	$6,027	$6,043	$5,712	$3,320	$5,634	$5,304
Interest cost	25,204	24,801	25,136	8,222	9,081	10,044	6,148	6,741	7,916
Expected return on plan assets	(41,594)	(40,194)	(38,978)	(8,498)	(9,608)	(8,765)	—	—	—
Amortization of:
Prior service cost	1,083	1,026	1,048	107	114	117	7,775	8,110	7,425
Recognized actuarial loss (gain)	8,289	17,654	13,515	903	1,492	579	(428)	(16)	138
Transition obligation	—	—	—	4	(14)	(47)	—	—	—
Settlement & curtailment (gain) loss (2)	10,279	187	—	(45)	697	1,449	—	(4,411)	—
Other	—	501	—	6	5	—	—	13	—
Total net periodic benefit cost	$17,062	$21,098	$15,127	$6,726	$7,810	$9,089	$16,815	$16,071	$20,783

(1)
Net periodic benefit cost for non-U.S. plans includes $55, $1,220, and $1,231 of expense for the years ended December 31, 2014, 2013, and 2012, respectively, relating to plans sponsored by Knowles that were distributed as part of the separation on February 28, 2014.

(2)
$6,675 of the 2014 settlement loss on the U.S. Plan is attributable to Knowles participants in the Dover Defined Benefit Plan and has therefore, been reflected in the results of discontinued operations. The remaining $3,604 of this settlement loss has been reflected in the results of continuing operations. The curtailment gain of $4,411 was recognized in continuing operations in 2013 in connection with the freeze of the non-qualified supplemental benefit plan.

Post-Retirement Benefits

	2014	2013	2012
Service cost	$249	$234	$248
Interest cost	627	523	593
Amortization of:
Prior service credit	(409)	(416)	(416)
Recognized actuarial loss (gain)	54	134	(19)
Settlement & curtailment gain	—	—	(1,493)
Other	233	77	—
Total net periodic benefit cost	$754	$552	$(1,087)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)

Amounts expected to be amortized from Accumulated Other Comprehensive Earnings (Loss) into net periodic benefit cost during 2015 are as follows:

	Qualified Defined Benefits		Non-Qualified Supplemental Benefits	Post-Retirement Benefits
	U.S. Plan	Non-U.S. Plans
Amortization of:
Prior service cost (credit)	$976	$95	$6,927	$(372)
Recognized actuarial loss (gain)	12,846	2,784	286	(30)
Transition obligation	—	5	—	—
Total	$13,822	$2,884	$7,213	$(402)

Assumptions

The Company determines actuarial assumptions on an annual basis.

The weighted-average assumptions used in determining the benefit obligations were as follows:

	Qualified Defined Benefits				Non-Qualified Supplemental Benefits		Post-Retirement Benefits
	U.S. Plan		Non-U.S. Plans
	2014	2013	2014	2013	2014	2013	2014	2013
Discount rate	4.05%	4.90%	2.31%	3.53%	3.96%	4.77%	3.75%	4.45%
Average wage increase	4.00%	4.00%	2.50%	2.86%	4.50%	4.50%	na	na
Ultimate medical trend rate	na	na	na	na	na	na	5.00%	5.00%

The weighted average assumptions used in determining the net periodic cost were as follows:

	Qualified Defined Benefits						Non- Qualified Supplemental Benefits			Post-Retirement Benefits
	U.S. Plan			Non-U.S. Plans
	2014	2013	2012	2014	2013	2012	2014	2013	2012	2014	2013	2012
Discount rate	4.90%	4.05%	4.85%	3.53%	3.31%	4.62%	4.77%	4.02%	4.77%	4.45%	3.65%	3.65%
Average wage increase	4.00%	4.00%	4.00%	2.86%	2.74%	3.14%	4.50%	4.50%	4.50%	na	na	na
Expected return on plan assets	7.75%	7.75%	7.75%	5.35%	5.32%	5.90%	na	na	na	na	na	na

The Company’s discount rate assumption is determined by developing a yield curve based on high quality corporate bonds with maturities matching the plans’ expected benefit payment streams. The plans’ expected cash flows are then discounted by the resulting year-by-year spot rates.

For post-retirement benefit measurement purposes, an 8.0% annual rate of increase in the per capita cost of covered benefits (i.e., health care cost trend rates) was assumed for 2015. The rate was assumed to decrease gradually to 5.0% by the year 2027 and remain at that level thereafter. The health care cost trend rate assumption can have an effect on the amounts reported. For example, increasing (decreasing) the assumed health care cost trend rates by one percentage point in each year would increase (decrease) the accumulated post-retirement benefit obligation as of December 31, 2014 by $234 and $(224), respectively, and would have a negligible impact on the net post-retirement benefit cost for 2014.

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

As it relates to the funded defined benefit pension plans, the Company’s funding policy is consistent with the funding requirements of the Employment Retirement Income Security Act ("ERISA") and applicable international laws.  The Company is responsible for overseeing the management of the investments of the plans’ assets and otherwise ensuring that the plans’ investment programs

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)

are in compliance with ERISA, other relevant legislation, and related plan documents.  Where relevant, the Company has retained professional investment managers to manage the plans’ assets and implement the investment process. The investment managers, in implementing their investment processes, have the authority and responsibility to select appropriate investments in the asset classes specified by the terms of their applicable prospectus or investment manager agreements with the plans.

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

The Company’s actual and target weighted-average asset allocation for our U.S. Corporate Pension Plan was as follows:

	2014	2013	Current Target
Equity securities	55%	64%	58%
Fixed income	36%	29%	35%
Real estate and other	9%	7%	7%
Total	100%	100%	100%

While the non-U.S. investment policies are different for each country, the long-term objectives are generally the same as for the U.S. pension assets. The Company's non-U.S. plans were expected to achieve rates of return on invested assets of 5.35% in 2014, 5.32% in 2013, and 5.90% in 2012.

The fair values of both U.S. and non-U.S. pension plan assets by asset category within the ASC 820 hierarchy (as defined in Note 11 Financial Instruments) are as follows at December 31, 2014 and 2013:

	U.S. Plan
	December 31, 2014				December 31, 2013
	Level 1	Level 2	Level 3	Total Fair Value	Level 1	Level 2	Level 3	Total Fair Value
Asset category:
Common stocks:
U.S. companies	$164,006	$—	$—	$164,006	$180,038	$—	$—	$180,038
Non-U.S. companies	3,874	—	—	3,874	5,526	—	—	5,526
Fixed income investments:
Corporate bonds	—	63,878	—	63,878	—	53,924	—	53,924
Private placements	—	6,865	—	6,865	—	3,374	—	3,374
Government securities	48,370	98,998	—	147,368	25,035	87,107	—	112,142
Common stock funds:
Mutual funds	44,610	—	—	44,610	59,387	—	—	59,387
Collective trusts	—	119,312	—	119,312	—	138,236	—	138,236
Real estate funds	—	37,145	—	37,145	—	33,749	—	33,749
Cash and equivalents	14,318	—	—	14,318	8,767	—	—	8,767
	$275,178	$326,198	$—	$601,376	$278,753	$316,390	$—	$595,143

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)

	Non-U.S. Plans
	December 31, 2014				December 31, 2013
	Level 1	Level 2	Level 3	Total Fair Value	Level 1	Level 2	Level 3	Total Fair Value
Asset category:
Common stocks	$40,960	$—	$—	$40,960	$35,010	$—	$—	$35,010
Fixed income investments	—	59,791	—	59,791	—	75,574	—	75,574
Common stock funds	—	43,821	—	43,821	—	66,285	—	66,285
Real estate funds	—	—	9,976	9,976	—	—	14,937	14,937
Cash and equivalents	1,531	—	—	1,531	6,785	—	—	6,785
Other	—	7,431	—	7,431	—	5,090	—	5,090
	$42,491	$111,043	$9,976	$163,510	$41,795	$146,949	$14,937	$203,681

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

Common stock funds consist of mutual funds and collective trusts. Mutual funds are valued by obtaining quoted prices from nationally recognized securities exchanges. Collective trusts are valued using Net Asset Value (the "NAV") as of the last business day of the year. The NAV is based on the underlying value of the assets owned by the fund minus its liabilities, and then divided by the number of shares outstanding. The value of the underlying assets is based on quoted prices in active markets.

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

The fair value measurement of plan assets using significant unobservable inputs (Level 3) changed during 2013 and 2014 due to the following:

	Real estate funds	Other	Total
Balance at December 31, 2012	$10,116	$1,456	$11,572
Actual return on plan assets:
Relating to assets still held at December 31, 2013	2,958	—	2,958
Purchases	1,863	—	1,863
Sales	—	(1,456)	(1,456)
Balance at December 31, 2013	14,937	—	14,937
Actual return on plan assets:
Relating to assets still held at December 31, 2014	(4,527)	—	(4,527)
Business dispositions	(362)	—	(362)
Sales	(72)	—	(72)
Balance at December 31, 2014	$9,976	$—	$9,976

 There were no significant transfers between Level 1 and Level 2 investments during 2014 or 2013.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)

Future Estimates

Benefit Payments

Estimated future benefit payments to retirees, which reflect expected future service, are as follows:

	Qualified Defined Benefits		Non-Qualified Supplemental Benefits	Post-Retirement Benefits
	U.S. Plan	Non-U.S. Plans
2015	$35,312	$6,295	$22,412	$926
2016	36,702	6,841	7,968	940
2017	38,784	6,889	3,986	951
2018	40,120	7,196	5,206	959
2019	40,892	7,139	11,282	946
2020 - 2024	221,358	42,775	55,417	4,647

Contributions

In 2015, the Company expects to contribute approximately $6.5 million to its non-U.S. plans and none to its U.S. plans. Additionally, in 2015, the Company expects to fund benefit payments of approximately $22.4 million to plan participants of its unfunded, non-qualified, supplemental benefit plans.

Multiemployer Pension Plans

The Company, through its subsidiaries, participates in a few multiemployer pension plans covering approximately 100 employees working under U.S. collective bargaining agreements. None of these plans are considered individually significant to the Company.  Contributions to multiemployer plans totaled less than $2.0 million in each of the last three years.

16. Other Comprehensive Earnings

The amounts recognized in other comprehensive earnings were as follows:

Year Ended December 31, 2014	Pre-tax	Tax	Net of tax
Foreign currency translation adjustments (1)	$(131,420)	$(19,523)	$(150,943)
Pension and other postretirement benefit plans	(70,705)	20,994	(49,711)
Changes in fair value of cash flow hedges	(375)	131	(244)
Other	1,067	(128)	939
Total other comprehensive (loss) earnings	$(201,433)	$1,474	$(199,959)

(1)
Tax expense in current year relates to gain for net investment hedges, as these were favorably impacted by the decline in foreign currency rates. See Note 11 Financial Instruments for additional information.

Year Ended December 31, 2013	Pre-tax	Tax	Net of tax
Foreign currency translation adjustments	$2,242	$2,494	$4,736
Pension and other postretirement benefit plans	182,092	(63,585)	118,507
Changes in fair value of cash flow hedges	(75)	26	(49)
Other	(642)	77	(565)
Total other comprehensive earnings (loss)	$183,617	$(60,988)	$122,629

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)

Year Ended December 31, 2012	Pre-tax	Tax	Net of tax
Foreign currency translation adjustments	$38,521	$359	$38,880
Pension and other postretirement benefit plans	(70,642)	23,632	(47,010)
Changes in fair value of cash flow hedges	195	(70)	125
Other	692	(83)	609
Total other comprehensive (loss) earnings	$(31,234)	$23,838	$(7,396)

The components of accumulated other comprehensive earnings (loss) are as follows:

	December 31, 2014	December 31, 2013
Cumulative foreign currency translation adjustments	$(14,884)	$170,609
Pension and other postretirement benefit plans (1)	(147,237)	(105,381)
Changes in fair value of cash flow hedges	3,190	2,495
	$(158,931)	$67,723

(1)
Includes accumulated other comprehensive losses of $7,855, net of tax, at December 31, 2013 attributable to defined pension plans that were spun off with the distribution of Knowles on February 28, 2014.

Total comprehensive earnings were as follows:

	Years Ended December 31,
	2014	2013	2012
Net earnings	$775,235	$1,003,129	$811,070
Other comprehensive (loss) earnings	(199,959)	122,629	(7,396)
Comprehensive earnings	$575,276	$1,125,758	$803,674

Amounts reclassified from accumulated other comprehensive earnings (loss) to earnings (loss) during the year ended December 31, 2014, 2013 and 2012 were as follows:

	Years Ended December 31,
	2014	2013	2012
Pension & postretirement benefit plans:
Amortization of actuarial losses	$8,822	$19,250	$12,673
Amortization of prior service costs	8,556	8,834	8,174
Total before tax	17,378	28,084	20,847
Tax expense	(5,969)	(9,809)	(7,013)
Net of tax	$11,409	$18,275	$13,834

Cash flow hedges:
Net gains reclassified into earnings	$(164)	$(130)	$(549)
Tax benefit	57	46	192
Net of tax	$(107)	$(84)	$(357)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)

17. Segment Information

In the first quarter of 2014, Dover announced the realignment of its businesses into a new segment structure, consisting of four segments and organized around its key end markets to better focus on growth strategies. The new structure is designed also to provide increased opportunities to leverage Dover's scale and capitalize on productivity initiatives. Dover's four segments are as follows:

•
Our Energy segment, serving the Drilling & Production, Bearings & Compression, and Automation end markets, is a provider of customer-driven solutions and services for safe and efficient production and processing of fuels worldwide, and has a strong presence in the bearings and compression components markets.

•
Our Engineered Systems segment is comprised of two platforms, Printing & Identification and Industrials, and is focused on the design, manufacture and service of critical equipment and components serving the printing & identification, vehicle service, environmental solutions and industrial end markets.

•	Our Fluids segment, serving the Fluid Transfer and Pumps end markets, is focused on the safe handling of critical fluids across the retail fueling, chemical, hygienic and industrial end markets.

•
Our Refrigeration & Food Equipment segment, serving the Refrigeration and Food Equipment end markets, is a provider of innovative and energy efficient equipment and systems serving the commercial refrigeration and food service industries.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)

Segment financial information and a reconciliation of segment results to consolidated results follows:

	Years Ended December 31,
	2014	2013	2012
Revenue:
Energy	$2,017,239	$1,853,853	$1,788,295
Engineered Systems	2,385,965	2,177,970	2,143,687
Fluids	1,430,566	1,236,838	1,087,526
Refrigeration & Food Equipment	1,921,189	1,887,840	1,607,602
Intra-segment eliminations	(2,231)	(1,405)	(462)
Total consolidated revenue	$7,752,728	$7,155,096	$6,626,648

Earnings from continuing operations:
Segment earnings:
Energy	$461,815	$459,649	$466,801
Engineered Systems	386,998	347,497	319,704
Fluids	251,639	224,523	182,544
Refrigeration & Food Equipment	238,734	267,307	223,397
Total segments	1,339,186	1,298,976	1,192,446
Corporate expense / other (1)	117,800	132,336	140,112
Net interest expense	127,179	120,654	121,269
Earnings before provision for income taxes and discontinued operations	1,094,207	1,045,986	931,065
Provision for taxes	316,067	248,459	280,990
Earnings from continuing operations	$778,140	$797,527	$650,075

Operating margins:
Energy	22.9%	24.8%	26.1%
Engineered Systems	16.2%	16.0%	14.9%
Fluids	17.6%	18.2%	16.8%
Refrigeration & Food Equipment	12.4%	14.2%	13.9%
Total Segments	17.3%	18.2%	18.0%
Earnings from continuing operations	10.0%	11.1%	9.8%

Depreciation and amortization:
Energy	$111,956	$99,075	$87,921
Engineered Systems	61,946	59,058	60,670
Fluids	60,903	48,812	41,381
Refrigeration & Food Equipment	68,701	67,228	37,295
Corporate	3,682	3,860	2,667
Consolidated total	$307,188	$278,033	$229,934

Capital expenditures:
Energy	$66,998	$60,756	$65,520
Engineered Systems	29,749	29,145	25,314
Fluids	34,319	21,868	22,655
Refrigeration & Food Equipment	33,510	27,173	30,863
Corporate	1,457	2,752	2,150
Consolidated total	$166,033	$141,694	$146,502

(1)
Certain expenses are maintained at the corporate level and not allocated to the segments. These expenses include executive and functional compensation costs, non-service pension costs, non-operating insurance expenses, and various administrative expenses relating to the corporate headquarters.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)

Selected financial information by market segment (continued):

Total assets at December 31:	2014	2013
Energy	$2,645,567	$1,901,200
Engineered Systems	2,348,684	2,224,519
Fluids	1,414,387	1,390,777
Refrigeration & Food Equipment	1,494,121	1,540,295
Corporate (2)	860,455	1,019,327
Total assets - continuing operations	8,763,214	8,076,118
Assets from discontinued operations	327,171	2,779,063
Consolidated total	$9,090,385	$10,855,181

(2)
Corporate assets are principally cash and cash equivalents. Also included in corporate assets is an asset of $25,800 and $75,591 in 2014 and 2013, respectively, that represents the overfunded plan status of the U.S. defined benefit plan. Additionally, included in corporate assets in 2013 is a $16,250 note receivable related to proceeds from the sale of ECT. Refer to Note 4 Disposed and Discontinued Operations and Note 15 Employee Benefit Plans, respectively, for additional information.

	Revenue			Long-Lived Assets
	Years Ended December 31,			At December 31,
	2014	2013	2012	2014	2013
United States	$4,617,813	$4,202,434	$3,977,925	$599,688	$528,001
Europe	1,251,625	1,112,279	1,082,210	136,599	153,564
Other Americas	794,966	803,741	744,192	39,971	47,374
Asia	686,511	607,873	574,140	42,775	43,516
Other	401,813	428,769	248,181	18,036	15,394
Consolidated total	$7,752,728	$7,155,096	$6,626,648	$837,069	$787,849

Revenue is attributed to regions based on the location of the Company’s customer, which in some instances is an intermediary and not necessarily the end user. Long-lived assets are comprised of net property, plant and equipment. The Company’s businesses are based primarily in the United States of America, Europe, and Asia. The Company’s businesses serve thousands of customers, none of which accounted for more than 10% of consolidated revenue.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)

18. Earnings per Share

The following table sets forth a reconciliation of the information used in computing basic and diluted earnings per share:

	Years Ended December 31,
	2014	2013	2012
Earnings from continuing operations	$778,140	$797,527	$650,075
(Loss) earnings from discontinued operations, net	(2,905)	205,602	160,995
Net earnings	$775,235	$1,003,129	$811,070

Basic earnings per common share:
Earnings from continuing operations	$4.67	$4.66	$3.58
(Loss) earnings from discontinued operations, net	$(0.02)	$1.20	$0.89
Net earnings	$4.65	$5.86	$4.47

Weighted average shares outstanding	166,692,000	171,271,000	181,551,000

Diluted earnings per common share:
Earnings from continuing operations	$4.61	$4.60	$3.53
(Loss) earnings from discontinued operations, net	$(0.02)	$1.18	$0.88
Net earnings	$4.59	$5.78	$4.41

Weighted average shares outstanding	168,842,000	173,547,000	183,993,000

The following table is a reconciliation of the share amounts used in computing earnings per share:

	Years Ended December 31,
	2014	2013	2012
Weighted average shares outstanding - Basic	166,692,000	171,271,000	181,551,000
Dilutive effect of assumed exercise of employee stock options and SARs and vesting of performance shares and restricted shares	2,150,000	2,276,000	2,442,000
Weighted average shares outstanding - Diluted	168,842,000	173,547,000	183,993,000

Diluted per share amounts are computed using the weighted-average number of common shares and, if dilutive, potential common shares outstanding during the period.  Potential common shares consist of the incremental common shares issuable upon the exercise of stock options and SARs, and vesting of performance shares and restricted shares, as determined using the treasury stock method.  For the year ended December 31, 2014 the weighted average number of anti-dilutive potential common shares excluded from the calculation above totaled 38,789. There were no anti-dilutive potential common shares excluded from the above calculation for the years ended December 31, 2013 and 2012.

19. Stockholders' Equity

The Company has the authority to issue up to 100,000 shares of $100 par preferred stock and up to 500,000,000 shares of $1.00 par common stock. None of the preferred stock has been issued. As of December 31, 2014 and 2013, 255,892,502 and 255,320,345 shares of common stock were issued, and the Company had 92,880,644 and 85,413,416 treasury shares, held at cost, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)

Share Repurchases

Share repurchases were as follows:

	Years Ended December 31,
	2014	2013	2012
Shares repurchased in the open market	7,467,228	6,005,880	12,314,795
Shares repurchased from holders of employee stock options	—	5,951	86,303
Total shares repurchased	7,467,228	6,011,831	12,401,098
Average price paid per share	$80.50	$76.16	$60.38

In May 2012, the Board of Directors renewed its standing authorization of the Company's share repurchase program, on terms consistent with its prior five-year authorization which expired at that time. This renewal authorized the repurchase of up to 10,000,000 shares of the Company's common stock during the five-year period ending May 2017. The Company repurchased 3,870,248 shares under this authorization during 2014 for an average share price of $79.71. As of December 31, 2014, the approximate number of shares still available for repurchase under the May 2012 share repurchase authorization was 38,041. This authorization was canceled and replaced in January 2015 with a new standing share repurchase authorization approved by the Board of Directors, whereby the Company may repurchase up to 15,000,000 shares of its common stock over the following three years.

In November 2012, the Board of Directors approved a $1.0 billion share repurchase program authorizing repurchases of the Company's common shares over the following 12 to 18 months. In 2014, the Company completed this share repurchase program through an accelerated share repurchase transaction, whereby Dover paid $292,565 on March 10, 2014 to receive a variable number of shares on incremental dates through March 31, 2014. The Company repurchased 3,596,980 shares under this transaction for an average share price of $81.06.

20. Quarterly Data (Unaudited)

			Continuing Operations			Net Earnings
Quarter	Revenue	Gross Profit	Earnings	Per Share - Basic	Per Share - Diluted	Net Earnings	Per Share - Basic	Per Share - Diluted
2014
First	$1,802,570	$707,859	$170,041	$1.00	$0.99	$160,138	$0.94	$0.93
Second	1,962,636	768,100	210,581	1.26	1.25	213,959	1.29	1.27
Third	2,009,575	774,422	225,683	1.36	1.34	231,844	1.40	1.38
Fourth	1,977,947	723,868	171,835	1.04	1.03	169,294	1.03	1.02
	$7,752,728	$2,974,249	$778,140	4.67	4.61	$775,235	4.65	4.59

2013
First	$1,681,540	$653,847	$160,267	$0.92	$0.91	$210,003	$1.21	$1.20
Second	1,836,981	720,994	247,988	1.45	1.43	330,049	1.93	1.91
Third	1,850,653	724,041	217,045	1.27	1.26	269,114	1.58	1.56
Fourth	1,785,922	679,709	172,227	1.01	1.00	193,963	1.14	1.13
	$7,155,096	$2,778,591	$797,527	4.66	4.60	$1,003,129	5.86	5.78

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 31, 2014, 2013 and 2012
(In thousands)

Allowance for Doubtful Accounts	Balance at Beginning of Year	Acquired by Purchase or Merger	Charged to Cost and Expense (A)	Accounts Written Off	Other	Balance at End of Year
Year Ended December 31, 2014
Allowance for Doubtful Accounts	$17,203	1,201	4,730	(3,524)	(716)	$18,894
Year Ended December 31, 2013
Allowance for Doubtful Accounts	$17,005	—	5,869	(5,427)	(244)	$17,203
Year Ended December 31, 2012
Allowance for Doubtful Accounts	$18,757	56	3,810	(5,138)	(480)	$17,005
(A) Net of recoveries on previously reserved or written-off balances.

Deferred Tax Valuation Allowance	Balance at Beginning of Year	Acquired by Purchase or Merger	Additions	Reductions	Other	Balance at End of Year
Year Ended December 31, 2014
Deferred Tax Valuation Allowance	$14,063	—	133,431	(6,242)	—	$141,252
Year Ended December 31, 2013
Deferred Tax Valuation Allowance	$17,275	—	—	(3,212)	—	$14,063
Year Ended December 31, 2012
Deferred Tax Valuation Allowance	$20,396	—	—	(3,121)	—	$17,275

LIFO Reserve	Balance at Beginning of Year	Acquired by Purchase or Merger	Charged to Cost and Expense	Reductions	Other	Balance at End of Year
Year Ended December 31, 2014
LIFO Reserve	$50,705	—	4,166	(4,102)	—	$50,769
Year Ended December 31, 2013
LIFO Reserve	$53,374	—	—	(2,669)	—	$50,705
Year Ended December 31, 2012
LIFO Reserve	$53,327	—	47	—	—	$53,374

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act were effective as of December 31, 2014 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and (ii) accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Controls

During the fourth quarter of 2014, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information with respect to the directors and the board committees of the Company required to be included pursuant to this Item 10 will be included in the 2015 Proxy Statement that will be filed with the Securities and Exchange Commission pursuant to Rule 14a-6 under the Exchange Act in accordance with applicable SEC deadlines, and is incorporated in this Item 10 by reference.

As set forth below is a list of the members of our Board of Directors as of February 13, 2015.

Robert W. Cremin2,3
Retired President & Chief Executive Officer, Esterline Technologies Corporation

Jean-Pierre M. Ergas2,3
Managing Partner, Ergas Ventures, LLC

Peter T. Francis2
Managing Member, Mukilteo Investment Management Company

Kristiane C. Graham2,3
Private Investor

Michael F. Johnston1
Retired Chief Executive Officer, Visteon Corporation

Robert A. Livingston
President & Chief Executive Officer, Dover Corporation

Richard K. Lochridge2
Retired President, Lochridge & Company, Inc.

Bernard G. Rethore1
Chairman of the Board, Emeritus of Flowserve Corporation

Michael B. Stubbs1
Managing Member of S.O.G. Investors, LLC

Stephen M. Todd1
Former Global Vice Chairman, Assurance Professional Practice of Ernst & Young Global Limited

Stephen K. Wagner1,3
Former Senior Advisor, Center for Corporate Governance, Deloitte & Touche LLP

Mary A. Winston1
Executive Vice President & Chief Financial Officer, Family Dollar Stores, Inc.

1 Members of Audit Committee
2 Members of Compensation Committee
3 Members of Governance & Nominating Committee

The information with respect to the executive officers of the Company required to be included pursuant to this Item 10 is included under the caption “Executive Officers of the Registrant” in Part I of this Form 10-K and is incorporated in this Item 10 by reference.

The information with respect to Section 16(a) reporting compliance required to be included in this Item 10 will be included in our 2015 Proxy Statement and is incorporated in this Item 10 by reference.

The Company has adopted a code of ethics that applies to its chief executive officer and senior financial officers. A copy of this code of ethics can be found on our website at www.dovercorporation.com. In the event of any amendment to, or waiver from, the code of ethics, we will publicly disclose the amendment or waiver by posting the information on our website.

ITEM 11. EXECUTIVE COMPENSATION

The information with respect to executive compensation and the compensation committee required to be included pursuant to this Item 11 will be included in our 2015 Proxy Statement and is incorporated in this Item 11 by reference.

ITEM 12. SECURITY OWNERSHIP BY CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The information regarding security ownership of certain beneficial owners and management that is required to be included pursuant to this Item 12 will be included in our 2015 Proxy Statement and is incorporated in this Item 12 by reference.

Equity Compensation Plans

The Equity Compensation Plan Table below presents information regarding the our equity compensation plans at December 31, 2014:

	(a)	(b)	(c)
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (1)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (2)
Equity compensation plans approved by stockholders	8,012,322	$54.55	13,687,703
Equity compensation plans not approved by stockholders	—	—	—
Total	8,012,322	$54.55	13,687,703

(1)
Column (a) includes shares issuable pursuant to outstanding restricted stock and performance share awards under the Company's 2012 Equity and Cash Incentive Plan (the "2012 Plan") and the 2005 Equity and Cash Incentive Plan. Performance shares are subject to satisfaction of the applicable performance criteria over a three-year performance period. Restricted stock and performance share awards are not reflected in the weighted exercise price in column (b) as these awards do not have an exercise price.

(2)
Column (c) consists of shares available for future issuance under the Company's 2012 Equity and Cash Incentive Plan (the "2012 Plan"). Under the 2012 Plan, the Company may grant options, SARs, restricted stock or restricted stock units, performance share awards, director shares, or deferred stock units. Under the 2012 Plan, the number of shares available for issuance will be reduced (i) by one share for each share issued pursuant to options or SARs and (ii) by three shares for each share of stock issued pursuant to restricted stock, restricted stock unit, performance share, director share, or deferred stock unit awards.

As of December 31, 2014, equity securities have been authorized for issuance to employees and/or non-employee directors under the 2012 Plan and its predecessor plan, the 2005 Plan. Although the 2005 Plan has expired and no further awards may be granted under the Plan, there remain outstanding options , stock-settled appreciation rights, and performance share awards under the 2005 Plan, which are reflected in Column (a) of the table.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information with respect to any director independence, related party transaction policies, and any reportable transaction, business relationship, or indebtedness between the Company and the beneficial owners of more than 5% of the Common Stock, the directors or nominees for director of the Company, the executive officers of the Company, or the members of the immediate families of such individuals that are required to be included pursuant to this Item 13 is included in the 2015 Proxy Statement and is incorporated in this Item 13 by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information with respect to the Company’s relationship with its independent registered public accounting firm and fees paid thereto required to be included pursuant to this Item 14 is included in the 2015 Proxy Statement and is incorporated in this Item 14 by reference.

The information with respect to audit committee pre-approval policies and procedures required to be included pursuant to this Item 14 is included in the 2015 Proxy Statement and is incorporated in this Item 14 by reference.

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

DOVER CORPORATION

/s/ Robert A. Livingston
Robert A. Livingston
President and Chief Executive Officer
Date:	February 13, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated. Each of the undersigned, being a director or officer of Dover Corporation (the “Company”), hereby constitutes and appoints Robert A. Livingston, Brad M. Cerepak and Ivonne M. Cabrera, and each of them (with full power to each of them to act alone), his or her true and lawful attorney-in-fact and agent for him or her and in his or her name, place and stead in any and all capacities, to sign the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014 under the Securities Exchange Act of 1934, as amended, and any and all amendments thereto, and to file the same with all exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission and any other appropriate authority, granting unto such attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing required and necessary to be done in and about the premises in order to effectuate the same as fully to all intents and purposes as he or she might or could do if personally present, hereby ratifying and confirming all that such attorneys-in-fact and agents, or any of them, may lawfully do or cause to be done by virtue hereof.

Signature	Title	Date

/s/ Robert W. Cremin	Chairman, Board of Directors	February 13, 2015
Robert W. Cremin

/s/ Robert A. Livingston	Chief Executive Officer, President and Director (Principal Executive Officer)	February 13, 2015
Robert A. Livingston

/s/ Brad M. Cerepak	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 13, 2015
Brad M. Cerepak

/s/ Raymond T. McKay, Jr.	Vice President, Controller (Principal Accounting Officer)	February 13, 2015
Raymond T. McKay, Jr.

/s/ Jean-Pierre M. Ergas	Director	February 13, 2015
Jean-Pierre M. Ergas

/s/ Peter T. Francis	Director	February 13, 2015
Peter T. Francis

Signature	Title	Date

/s/ Kristiane C. Graham	Director	February 13, 2015
Kristiane C. Graham

/s/ Michael F. Johnston	Director	February 13, 2015
Michael F. Johnston

/s/ Richard K. Lochridge	Director	February 13, 2015
Richard K. Lochridge

/s/ Bernard G. Rethore	Director	February 13, 2015
Bernard G. Rethore

/s/ Michael B. Stubbs	Director	February 13, 2015
Michael B. Stubbs

/s/ Stephen M. Todd	Director	February 13, 2015
Stephen M. Todd

/s/ Stephen K. Wagner	Director	February 13, 2015
Stephen K. Wagner

/s/ Mary A. Winston	Director	February 13, 2015
Mary A. Winston

EXHIBIT INDEX

(2.1)
Separation and Distribution Agreement, dated February 28, 2014, by and between the Company and Knowles Corporation, filed as Exhibit 2.1 to the Company's Current Report on Form 8-K filed March 3, 2014 (SEC File No. 001-04018), is incorporated by reference.

(3)(i)
Fourth Restated Certificate of Incorporation of the Company, filed as Exhibit 3(i)(a) to the Company’s Current Report on Form 8-K filed May 6, 2014 (SEC File No. 001-04018), is incorporated by reference.

(3)(ii)
Restated By-Laws of the Company (as amended and restated as of May 1, 2014), filed as Exhibit 3(ii)(a) to the Company’s Current Report on Form 8-K filed May 6, 2014 (SEC File No. 001-04018), are incorporated by reference.

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

(4.4)
First Supplemental Indenture, dated as of October 13, 2005, among the Company, J.P. Morgan Trust Company, National Association, as original trustee, and The Bank of New York, as trustee, filed as Exhibit 4.1 to the Company's Current Report on Form 8-K filed October 13, 2005 (SEC File No. 001-04018), is incorporated by reference.

(4.5)
Form of 4.875% Notes due October 15, 2015 ($300,000,000 aggregate principal amount), filed as Exhibit 4.2 to the Company's Current Report on Form 8-K filed October 13, 2005 (SEC File No. 001-04018), is incorporated by reference.

(4.6)
Form of 5.375% Debentures due October 15, 2035 ($300,000,000 aggregate principal amount), filed as Exhibit 4.3 to the Company's Current Report on Form 8-K filed October 13, 2005 (SEC File No. 001-04018), is incorporated by reference.

(4.7)
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

(4.9)
Form of Global Note representing 6.60% Notes due March 15, 2038 ($250,000,000 aggregate principal amount), filed as Exhibit 4.3 to the Company's Current Report on Form 8-K filed March 14, 2008 (SEC File No. 001-04018), is incorporated by reference.

(4.10)
Third Supplemental Indenture, dated as of February 22, 2011, between the Company and The Bank of New York Mellon, as trustee, filed as Exhibit 4.1 to the Company's Current Report on Form 8-K filed February 22, 2011 (SEC File No. 001-04018), is incorporated by reference.

(4.11)
Form of 4.300% Notes due March 1, 2021 ($450,000,000 aggregate principal amount), filed as Exhibit 4.2 to the Company's Current Report on Form 8-K filed February 22, 2011 (SEC File No. 001-04018), is incorporated by reference.

(4.12)
Form of 5.375% Notes due March 1, 2041 ($350,000,000 aggregate principal amount), filed as Exhibit 4.3 to the Company's Current Report on Form 8-K filed February 22, 2011 (SEC File No. 001-04018), is incorporated by reference.

(4.13)
Fourth Supplemental Indenture, dated as of December 2, 2013, between the Company and The Bank of New York Mellon, as trustee and The Bank of New York Mellon, London Branch, as paying agent, filed as Exhibit 4.1 to the Company's Current Report on Form 8-K filed December 3, 2013 (SEC File No. 001-04018), is incorporated by reference.

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

(10.1)
Dover Corporation Senior Executive Change-in-Control Severance Plan, filed as Exhibit 10.18 to the Company's Annual Report on Form 10-K for the year ended December 31, 2010 (SEC File No. 001-04018), is incorporated by reference.*

(10.2)
Amendment No. 1 to the Dover Corporation Senior Executive Change-in-Control Severance Plan, filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2012 (SEC File No. 001-04018), is incorporated by reference. *

(10.3)
Dover Corporation Executive Officer Annual Incentive Plan, as amended and restated as of January 1, 2009, filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed May 13, 2009 (SEC File No. 001-04018), is incorporated by reference.*

(10.4)
Dover Corporation Deferred Compensation Plan, as amended and restated as of January 1, 2009, filed as Exhibit 10.6 to the Company's Annual Report on Form 10-K for the year ended December 31, 2008 (SEC File No. 001-04018), is incorporated by reference.*

(10.5)
First Amendment and Second Amendment to the Dover Corporation Deferred Compensation Plan, as amended and restated as of January 1, 2009, filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2013 (SEC File No. 001-04018), is incorporated by reference.*

(10.6)
Third Amendment, adopted on July 31, 2014 and effective as of January 1, 2014, to the Dover Corporation Deferred Compensation Plan, filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2014 (SEC File No. 001-04018), is incorporated by reference.*

(10.7)	Amendment No. 1 to the Dover Corporation 1995 Incentive Stock Option Plan And 1995 Cash Performance Program (as amended effective May 4, 2006 with respect to any awards then outstanding). (1)*
(10.8)
Dover Corporation 2005 Equity and Cash Incentive Plan, amended and restated as of January 1, 2009, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 13, 2009 (SEC File No. 001-04018), is incorporated by reference.*

(10.9)	Amendment No. 1 to the Dover Corporation 2005 Equity and Cash Incentive Plan (Amended and Restated as of January 1, 2009). (1) *
(10.10)
Amendment No. 1 to the Dover Corporation 2012 Equity and Cash Incentive Plan, filed as Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 (SEC File No. 001-04018), is incorporated by reference.*

(10.11)
Form of award grant letter for SSAR grants made under the 2005 Equity and Cash Incentive Plan, filed as Exhibit 10.8 to the Company's Annual Report on Form 10-K for the period ended December 31, 2011(SEC File No. 001-04018), is incorporated by reference.*

(10.12)
Form of award grant letter for cash performance awards made under the 2005 Equity and Cash Incentive Plan, filed as Exhibit 10.9 to the Company's Annual Report on Form 10-K for the period ended December 31, 2011 (SEC File No. 001-04018), is incorporated by reference.*

(10.13)
Form of award grant letter for performance share awards made under the 2005 Equity and Cash Incentive Plan, filed as Exhibit 10.10 to the Company's Annual Report on Form 10-K for the period ended December 31, 2011(SEC File No. 001-04018), is incorporated by reference.*

(10.14)
Form of award grant letter for restricted stock awards made under the 2005 Equity and Cash Incentive Plan, filed as Exhibit 10.15 to the Company's Annual Report on Form 10-K for the period ended December 31, 2010 (SEC File No. 001-04018), is incorporated by reference.*

(10.15)
Dover Corporation Pension Replacement Plan (formerly the Supplemental Executive Retirement Plan), as amended and restated as of January 1, 2010, filed as Exhibit 10.11 to the Company's Annual Report on Form 10-K for the year ended December 31, 2009 (SEC File No. 001-04018), is incorporated by reference.*

(10.16)
First Amendment to the Dover Corporation Pension Replacement Plan, as amended and restated as of January 1, 2010, filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2013 (SEC File No. 001-04018), is incorporated by reference.*

(10.17)
Dover Corporation Executive Severance Plan, filed as Exhibit 10.17 to the Company's Annual Report on Form 10-K for the period ended December 31, 2010 (SEC File No. 001-04018), is incorporated by reference.*

(10.18)
Amendment No. 1 to the Executive Severance Plan, filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2012 (SEC File No. 001-04018), is incorporated by reference. *

(10.19)
Amendment No. 1 to the Executive Employee Supplemental Retirement Agreement with Robert A. Livingston, Jr., filed as Exhibit 99.1 to the Company's Current Report on Form 8-K filed March 3, 2010 (SEC  File No. 001-04018), is incorporated by reference.*

(10.20)
Dover Corporation 2012 Equity and Cash Incentive Plan, effective as of May 3, 2012, filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2012 (SEC File No. 001-04018), is incorporated by reference.*

(10.21)
Amendment No. 1 to the Dover Corporation 2012 Equity and Cash Incentive Plan, filed as Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 (SEC File No. 001-04018), is incorporated by reference.*

(10.22)
Amendment Number 2, adopted and effective as of August 6, 2014, to the Dover Corporation 2012 Equity and Cash Incentive Plan, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2014 (SEC File No. 001-04018), is incorporated by reference.*

(10.23)
Form of award grant letter for SSAR grants made under the Dover Corporation 2012 Equity and Cash Incentive Plan, filed as Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 (SEC File No. 001-04018), is incorporated by reference.*

(10.24)
Form of award grant letter for SSAR grants made under the Dover Corporation 2012 Equity and Cash Incentive Plan, filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2014 (SEC File No. 001-04018), is incorporated by reference.*

(10.25)	Form of award grant letter for SSAR grants made under the Dover Corporation 2012 Equity and Cash Incentive Plan. (1) *
(10.26)
Form of award grant letter for cash performance awards made under the Dover Corporation 2012 Equity and Cash Incentive Plan, filed as Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 (SEC File No. 001-04018), is incorporated by reference.*

(10.27)	Form of award grant letter for cash performance awards made under the Dover Corporation 2012 Equity and Cash Incentive Plan. (1) *
(10.28)
Form of award grant letter for performance share awards made under the Dover Corporation 2012 Equity and Cash Incentive Plan, filed  as Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 (SEC File No. 001-04018), is incorporated by reference.*

(10.29)
Form of award grant letter for performance share awards made under the Dover Corporation 2012 Equity and Cash Incentive Plan, filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2014 (SEC File No. 001-04018), is incorporated by reference.*

(10.30)	Form of award grant letter for performance share awards made under the Dover Corporation 2012 Equity and Cash Incentive Plan. (1) *
(10.31)
Form of Restricted Stock Unit Award Letter under the Dover Corporation 2012 Equity and Cash Incentive Plan, filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2014 (SEC File No. 001-04018), is incorporated by reference.*

(10.32)	Form of Restricted Stock Unit Award Letter under the Dover Corporation 2012 Equity and Cash Incentive Plan. (1) *
(10.33)
Five-Year Credit Agreement dated as of November 10, 2011 by and among the Company, the Borrowing Subsidiaries party thereto, the Lenders party thereto, and JPMorgan Chase Bank, N.A as Administrative Agent; and Bank of America, N.A., and Wells Fargo Bank National Association, as Syndication Agents, J.P. Morgan Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Wells Fargo Securities, LLC, as Joint Lead Arrangers and Joint Bookrunners, filed as Exhibit 10.13 to the Company's Annual Report on Form 10-K for the period ended December 31, 2011, is incorporated by reference.

(10.34)
First Amendment dated as of June 21, 2013 to the Five-Year Credit Agreement dated as of November 10, 2011 by and among the Company, the Borrowing Subsidiaries party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2013 (SEC File No. 001-04018), is incorporated by reference.

(10.35)
Employee Matters Agreement, dated February 28, 2014, by and between the Company and Knowles Corporation, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 3, 2014 (SEC File No. 001-04018), is incorporated by reference.

(10.36)
Tax Matters Agreement, dated February 28, 2014, by and between the Company and Knowles Corporation, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed March 3, 2014 (SEC File No. 001-04018), is incorporated by reference.

(21)	Subsidiaries of Dover. (1)
(23)	Consent of Independent Registered Public Accounting Firm. (1)
(24)	Power of Attorney (included in signature page). (1)
(31.1)	Certification pursuant to Rule 13a-14 of the Securities and Exchange Act of 1934, as amended, signed and dated by Brad M. Cerepak. (1)
(31.2)	Certification pursuant to Rule 13a-14 of the Securities and Exchange Act of 1934, as amended, signed and dated by Robert A. Livingston. (1)

(32)	Certification pursuant to 18 U.S.C. Section 1350, signed and dated by Robert A. Livingston and Brad M. Cerepak. (1)
(101)
The following materials from Dover Corporation's Annual Report on Form 10-K for the year ended December 31, 2014 formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Earnings, (ii) Consolidated Statements of Comprehensive Earnings (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Stockholders' Equity, (v) Consolidated Statement of Cash Flows, and (vi) Notes to the Consolidated Financial Statements.  (1)

*	Executive compensation plan or arrangement.
(1)	Filed herewith.