Form 10-Q
period 2015-03-31
DOVER Corp
filed 2015-04-21
CIK 29905

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

or

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

The number of shares outstanding of the Registrant’s common stock as of April 14, 2015 was 160,382,513.

Dover Corporation
Form 10-Q

Item 1. Financial Statements

DOVER CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(in thousands, except per share figures)
(unaudited)

	Three Months Ended March 31,
	2015	2014
Revenue	$1,715,501	$1,802,570
Cost of goods and services	1,088,342	1,094,710
Gross profit	627,159	707,860
Selling and administrative expenses	434,634	433,404
Operating earnings	192,525	274,456
Interest expense, net	32,037	32,655
Other (income) expense, net	(4,187)	191
Earnings before provision for income taxes and discontinued operations	164,675	241,610
Provision for income taxes	47,485	71,569
Earnings from continuing operations	117,190	170,041
Earnings (loss) from discontinued operations, net	92,320	(9,903)
Net earnings	$209,510	$160,138

Earnings per share from continuing operations:
Basic	$0.72	$1.00
Diluted	$0.72	$0.99

Earnings (loss) per share from discontinued operations:
Basic	$0.57	$(0.06)
Diluted	$0.57	$(0.06)

Net earnings per share:
Basic	$1.30	$0.94
Diluted	$1.28	$0.93

Dividends paid per common share	$0.40	$0.375

See Notes to Condensed Consolidated Financial Statements

DOVER CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2015	2014

Net earnings	$209,510	$160,138

Other comprehensive (loss) earnings, net of tax
Foreign currency translation adjustments:
Foreign currency translation losses during period	(83,829)	(17,373)
Reclassification of foreign currency translation gains to earnings upon sale of subsidiaries	(280)	—
Total foreign currency translation	(84,109)	(17,373)

Pension and other postretirement benefit plans:
Amortization of actuarial losses included in net periodic pension cost	2,598	1,442
Amortization of prior service costs included in net periodic pension cost	1,228	1,392
Total pension and other postretirement benefit plans	3,826	2,834

Changes in fair value of cash flow hedges:
Unrealized net gains (losses) arising during period	1,158	(474)
Net gains reclassified into earnings	(99)	(139)
Total cash flow hedges	1,059	(613)

Other	214	(126)

Other comprehensive losses	(79,010)	(15,278)

Comprehensive earnings	$130,500	$144,860

See Notes to Condensed Consolidated Financial Statements.

DOVER CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)

	March 31, 2015	December 31, 2014
Current assets:
Cash and cash equivalents	$538,486	$681,581
Receivables, net of allowances of $18,116 and $18,894	1,133,213	1,186,746
Inventories, net	861,952	863,737
Prepaid and other current assets	72,222	101,482
Deferred tax assets	65,678	63,276
Total current assets	2,671,551	2,896,822
Property, plant and equipment, net	821,736	837,069
Goodwill	3,464,041	3,491,557
Intangible assets, net	1,309,135	1,369,520
Other assets and deferred charges	164,813	168,246
Assets of discontinued operations	215,429	327,171
Total assets	$8,646,705	$9,090,385

Current liabilities:
Notes payable and current maturities of long-term debt	$625,502	$777,956
Accounts payable	584,100	615,332
Accrued compensation and employee benefits	189,174	272,822
Accrued insurance	97,318	95,896
Other accrued expenses	253,462	266,277
Federal and other taxes on income	32,498	11,071
Total current liabilities	1,782,054	2,039,354
Long-term debt	2,217,874	2,253,041
Deferred income taxes	578,438	564,207
Other liabilities	452,518	482,340
Liabilities of discontinued operations	36,711	50,718
Stockholders' equity:
Total stockholders' equity	3,579,110	3,700,725
Total liabilities and stockholders' equity	$8,646,705	$9,090,385

See Notes to Condensed Consolidated Financial Statements

DOVER CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)
(unaudited)

	Common Stock $1 Par Value	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Earnings (Loss)	Treasury Stock	Total Stockholders' Equity
Balance at December 31, 2014	$255,893	$900,833	$7,074,782	$(158,931)	$(4,371,852)	$3,700,725
Net earnings	—	—	209,510	—	—	209,510
Dividends paid	—	—	(64,442)	—	—	(64,442)
Common stock issued for the exercise of stock options and SARs	116	(1,019)	—	—	—	(903)
Tax benefit from the exercise of stock options and SARs	—	(102)	—	—	—	(102)
Share-based compensation expense	—	13,387	—	—	—	13,387
Common stock acquired	—	—	—	—	(200,055)	(200,055)
Other comprehensive loss, net of tax	—	—	—	(79,010)	—	(79,010)
Balance at March 31, 2015	$256,009	$913,099	$7,219,850	$(237,941)	$(4,571,907)	$3,579,110

Preferred Stock: $100 par value per share; 100,000 shares authorized; no shares issued.

See Notes to Condensed Consolidated Financial Statements

DOVER CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2015	2014
Operating Activities of Continuing Operations
Net earnings	$209,510	$160,138

Adjustments to reconcile net earnings to cash from operating activities:
(Earnings) loss from discontinued operations, net	(92,320)	9,903
Depreciation and amortization	80,182	75,873
Share-based compensation	13,387	8,501
Cash effect of changes in assets and liabilities:
Accounts receivable	27,737	(101,608)
Inventories	(18,861)	(48,222)
Prepaid expenses and other assets	(2,297)	(8,847)
Accounts payable	(18,876)	40,999
Accrued compensation and employee benefits	(98,493)	(95,814)
Accrued expenses and other liabilities	(14,198)	(9,929)
Accrued and deferred taxes, net	55,843	7,594
Other, net	(10,282)	(10,227)
Net cash provided by operating activities of continuing operations	131,332	28,361

Investing Activities of Continuing Operations
Additions to property, plant and equipment	(27,956)	(32,695)
Acquisitions (net of cash and cash equivalents acquired)	(6,500)	(109,870)
Proceeds from the sale of property, plant and equipment	6,041	1,198
Proceeds from the sale of businesses	185,000	—
Other	—	(4,236)
Net cash provided by (used in) investing activities of continuing operations	156,585	(145,603)

Financing Activities of Continuing Operations
Cash received from Knowles Corporation, net of cash distributed	—	359,197
Purchase of common stock	(200,055)	(292,565)
Proceeds from exercise of share-based awards, including tax benefits	2,786	4,152
Payments to settle employee tax obligations on exercise of share-based awards	(2,361)	(6,326)
Dividends paid to stockholders	(64,442)	(63,985)
Change in commercial paper and notes payable, net	(152,500)	(152,200)
Reduction of long-term debt	(31)	(47)
Net cash used in financing activities of continuing operations	(416,603)	(151,774)

Cash Flows from Discontinued Operations
Net cash provided by (used in) operating activities of discontinued operations	2,717	(31,363)
Net cash provided by (used in) investing activities of discontinued operations	800	(13,773)
Net cash provided by (used in) discontinued operations	3,517	(45,136)

Effect of exchange rate changes on cash and cash equivalents	(17,926)	(3,691)

Net decrease in cash and cash equivalents	(143,095)	(317,843)
Cash and cash equivalents at beginning of period	681,581	803,882
Cash and cash equivalents at end of period	$538,486	$486,039

See Notes to Condensed Consolidated Financial Statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements, in accordance with Securities and Exchange Commission (“SEC”) rules for interim periods, do not include all of the information and notes for complete financial statements as required by accounting principles generally accepted in the United States of America. As such, the accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Dover Corporation (“Dover” or the “Company”) Annual Report on Form 10-K for the year ended December 31, 2014, which provides a more complete understanding of the Company’s accounting policies, financial position, operating results, business, properties, and other matters. The year-end condensed consolidated balance sheet was derived from audited financial statements. Certain amounts in the prior year have been reclassified to conform to the current year presentation.

As discussed in Note 4 Discontinued Operations, the Company reclassified two businesses within the Engineered Systems segment to discontinued operations in the fourth quarter of 2014 based on its intention to divest these businesses. Therefore, the Company has classified the results of operations, cash flows, and related assets and liabilities for these businesses to discontinued operations for all periods presented.

It is the opinion of management that these financial statements reflect all adjustments necessary for a fair statement of the interim results. The results of operations of any interim period are not necessarily indicative of the results of operations for the full year.

2. 2014 Spin-off of Knowles Corporation ("Knowles")

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
$2,059,810

Liabilities:
Current liabilities	$252,673
Non-current liabilities	383,940
$636,613

Net assets distributed to Knowles Corporation	$1,423,197

Knowles incurred $100,000 of borrowings under its revolving credit facility and $300,000 of borrowings under its term loan facility to finance a cash payment of $400,000 to Dover immediately prior to the distribution. Dover received total net cash of $359,955 upon separation, of which $359,197 was received in the first quarter of 2014, which reflects cash held by Knowles on the distribution date and retained by it in connection with its separation from Dover. Dover utilized the net proceeds from Knowles to pay down commercial paper and to repurchase shares of its common stock in the first quarter of 2014.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)

3. Acquisitions

During the three months ended March 31, 2015 the Company acquired a product line in the Refrigeration & Food Equipment segment for a net cash consideration of $6,500. The Company assigned $1,932 to goodwill, $2,500 to customer intangibles, and $300 to other intangibles. Useful lives for customer and other intangibles were 7 years and 3 years, respectively. The goodwill identified by this acquisition reflects the benefits expected to be derived from product line expansion and operational synergies. Upon consummation of the acquisition, this business is now wholly-owned by Dover.

The Company has substantially completed the purchase price allocations for the 2015 acquisition.  However, if additional information is obtained about these assets and liabilities within the measurement period (not to exceed one year from the date of acquisition), including through asset appraisals and learning more about the newly acquired business, the Company will refine its estimates of fair value to allocate the purchase price more accurately; any such revisions are not expected to be significant.

The unaudited condensed consolidated statements of earnings include the results of this business from the date of acquisition.

Pro Forma Information

The following unaudited pro forma information illustrates the impact of both 2015 and 2014 acquisitions on the Company’s revenue and earnings from continuing operations for the three months ended March 31, 2015 and 2014. In 2014, the Company acquired Heidelberg CSAT GmbH, MS Printing Solutions, Timberline Manufacturing Company, WellMark Holdings, Inc., SweatMiser, and Liquip International for total consideration of $366,532, and Accelerated Companies for consideration of $435,722.

The 2015 and 2014 pro forma information assumes that the 2015 and 2014 acquisitions had taken place at the beginning of the prior year. Pro forma earnings are also adjusted to reflect the comparable impact of additional depreciation and amortization expense (net of tax) resulting from the fair value measurement of tangible and intangible assets relating to 2015 and 2014 acquisitions.

	Three Months Ended March 31,
	2015	2014
Revenue from continuing operations:
As reported	$1,715,501	$1,802,570
Pro forma	1,716,008	1,891,612
Earnings from continuing operations:
As reported	$117,190	$170,041
Pro forma (1)	123,313	176,221
Basic earnings per share from continuing operations:
As reported	$0.72	$1.00
Pro forma (1)	0.76	1.04
Diluted earnings per share from continuing operations:
As reported	$0.72	$0.99
Pro forma (1)	0.76	1.02

(1)
For pro forma presentation purposes, the 2015 pro forma earnings amount excludes certain one-time adjustments made in 2015 for 2014 acquisitions, since as noted above, the pro forma information assumes that the 2014 acquisitions had taken place at the beginning of 2013.

4. Discontinued Operations

The results of discontinued operations for the three months ended March 31, 2015 and March 31, 2014 reflect the net earnings of certain businesses held for sale, including Datamax O'Neil and Sargent Aerospace, two businesses with the Engineered Systems segment which were reclassified to discontinued operations in the fourth quarter of 2014. The results for the three months ended March 31, 2014 also include the historical results of Knowles prior to its distribution on February 28, 2014. Costs incurred by Dover to complete the spin-off of Knowles totaled $25,760 for the three months ended March 31, 2014, which are also reflected in the results of discontinued operations. See also Note 2 2014 Spin-off of Knowles Corporation.

On March 2, 2015, the Company completed the sale of Datamax O'Neil for total proceeds of $185,000. This sale resulted in a net gain on sale of $87,354. The Company expects to complete the sale of Sargent Aerospace in the second quarter of 2015.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)

Summarized results of the Company’s discontinued operations are as follows:

	Three Months Ended March 31,
	2015	2014
Revenue	$64,495	$283,680

Gain on sale, net of tax	87,354	—

Earnings (loss) from operations before taxes	8,980	(7,842)
Provision for income taxes	(4,014)	(2,061)
Earnings (loss) from operations, net of tax	4,966	(9,903)

Earnings (loss) from discontinued operations, net of tax	$92,320	$(9,903)

Assets and liabilities of discontinued operations are summarized below:

	March 31, 2015	December 31, 2014
Assets of Discontinued Operations:
Accounts receivable	$28,178	$46,691
Inventories, net	43,624	58,401
Prepaid and other current assets	4,971	8,571
Total current assets	76,773	113,663
Property, plant and equipment, net	27,744	31,573
Goodwill and intangible assets, net	110,912	181,798
Other assets and deferred charges	—	137
Total assets	$215,429	$327,171

Liabilities of Discontinued Operations:
Accounts payable	$15,505	$21,199
Other current liabilities	6,111	17,675
Total current liabilities	21,616	38,874
Deferred income taxes	14,870	8,752
Other liabilities	225	3,092
Total liabilities	$36,711	$50,718

At March 31, 2015, the assets and liabilities of discontinued operations primarily relate to Sargent Aerospace, which was held for sale on that date. At December 31, 2014, the assets and liabilities of discontinued operations relate to Sargent Aerospace and Datamax O'Neil, which was sold in the first quarter of 2015.

5. Inventories, net

	March 31, 2015	December 31, 2014
Raw materials	$346,979	$352,016
Work in progress	154,759	147,715
Finished goods	483,924	483,912
Subtotal	985,662	983,643
Less reserves	(123,710)	(119,906)
Total	$861,952	$863,737

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)

6. Property, Plant and Equipment, net

	March 31, 2015	December 31, 2014
Land	$53,115	$55,076
Buildings and improvements	532,303	537,474
Machinery, equipment and other	1,694,208	1,698,638
	2,279,626	2,291,188
Less accumulated depreciation	(1,457,890)	(1,454,119)
Total	$821,736	$837,069

7. Goodwill and Other Intangible Assets

The following table provides the changes in carrying value of goodwill by segment for the three months ended March 31, 2015:

	Energy	Engineered Systems	Fluids	Refrigeration & Food Equipment	Total
Balance at December 31, 2014	$1,048,735	$1,270,178	$609,663	$562,981	$3,491,557
Acquisitions	—	—	—	1,932	1,932
Purchase price adjustments	7,390	—	—	—	7,390
Foreign currency translation and other	(5,259)	(14,124)	(14,584)	(2,871)	(36,838)
Balance at March 31, 2015	$1,050,866	$1,256,054	$595,079	$562,042	$3,464,041

During the three months ended March 31, 2015, the Company recorded adjustments totaling $7,390 to goodwill relating to the finalization of the purchase price allocation to assets acquired and liabilities assumed for the 2014 acquisition of Accelerated Companies. The Company will continue to refine its estimates of fair value to allocate the purchase price more accurately; however, any such revisions are not expected to be significant.

Accounting Standards Codification ("ASC") 350, “Intangibles - Goodwill and Other Intangibles” provides guidance on an entity's subsequent measurement and recognition of goodwill and other intangibles, including required impairment testing. Dover performs its annual impairment testing in the fourth quarter; however, it is required to regularly assess whether a triggering event has occurred which would require interim impairment testing. It has considered the economic environments in which its businesses operate, particularly the Energy segment due to the recent weakening of the oil and gas markets. The Company has determined that no triggering event has occurred which would require impairment testing at this time. Dover will continue to assess the economic environment throughout the year to determine whether a triggering event has occurred, thus requiring impairment testing.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)

The following table provides the gross carrying value and accumulated amortization for each major class of intangible asset:

	March 31, 2015		December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Trademarks	$136,706	$36,572	$138,650	$34,097
Patents	148,411	109,239	150,404	108,484
Customer Intangibles	1,410,468	510,376	1,429,906	484,449
Unpatented Technologies	90,897	48,160	92,480	45,812
Drawings & Manuals	34,584	13,416	36,377	13,087
Distributor Relationships	64,614	35,185	64,614	34,377
Other	24,293	13,559	24,214	12,737
Total	1,909,973	766,507	1,936,645	733,043
Unamortized intangible assets:
Trademarks	165,669		165,918
Total intangible assets, net	$1,309,135		$1,369,520

Amortization expense totaled $39,974 and $38,587 for the three months ended March 31, 2015 and 2014, respectively.

8. Restructuring Activities

The following table details restructuring charges incurred by segment for the periods presented:

	Three Months Ended March 31,
	2015	2014
Energy	$17,822	$71
Engineered Systems	4,355	1,785
Fluids	2,097	905
Refrigeration & Food Equipment	(282)	—
Corporate	111	509
Total	$24,103	$3,270

These amounts are classified in the unaudited Condensed Consolidated Statements of Earnings as follows:

Cost of goods and services	$7,454	$543
Selling and administrative expenses	16,649	2,727
Total	$24,103	$3,270

The restructuring expenses of $24,103 incurred in the three months ended March 31, 2015 related to restructuring programs initiated during 2015 and 2014. These programs are designed to better align the Company's operations with current market conditions through targeted facility consolidations, headcount reductions and other measures to further optimize operations. The Company currently expects full year 2015 restructuring expenses of approximately $36.0 million to $43.0 million, inclusive of first quarter actions, principally within the Energy segment. The Company expects the programs currently underway to be substantially completed in the next twelve to eighteen months.

The $24,103 of restructuring charges incurred during the first quarter of 2015 included the following items:

•
The Energy segment incurred restructuring charges of $17,822 related to various programs across the segment focused on workforce reductions and facility consolidations. These programs were initiated to better align cost base with the anticipated demand environment in 2015.

•
The Engineered Systems segment recorded $4,355 of restructuring charges relating to headcount reductions across various businesses, well as actions taken to optimize costs related to administrative functions within the Printing & Identification platform.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)

•	The Fluids segment recorded $2,097 of restructuring charges principally related to headcount reductions at various businesses across the segment.

•
The Refrigeration & Food Equipment segment recorded reversals of certain prior year restructuring reserves of $282, primarily related to the fourth quarter 2014 closure of a European-based facility within Refrigeration, as the related costs were lower than anticipated.

The following table details the Company’s severance and other restructuring accrual activity:

	Severance	Exit	Total
Balance at December 31, 2014	$15,358	$6,663	$22,021
Restructuring charges	13,354	10,749	24,103
Payments	(17,947)	(4,540)	(22,487)
Other, including foreign currency	(532)	(4,465)	(4,997)
Balance at March 31, 2015	$10,233	$8,407	$18,640

The accrual balance at March 31, 2015 primarily reflects restructuring plans initiated during the year, as well as ongoing lease commitment obligations for facilities closed in earlier periods.

9. Borrowings

Borrowings consist of the following:

	March 31, 2015	December 31, 2014
Short-term
Current portion of long-term debt	$300,002	$299,956
Commercial paper	325,500	478,000
	$625,502	$777,956

	March 31, 2015	December 31, 2014
Long-term
4.875% 10-year notes due October 15, 2015	$299,885	$299,836
5.45% 10-year notes due March 15, 2018	349,010	348,928
2.125% 7-year notes due December 1, 2020 (Euro-denominated)	328,632	363,970
4.30% 10-year notes due March 1, 2021	449,846	449,839
6.65% 30-year debentures due June 1, 2028	199,526	199,517
5.375% 30-year debentures due October 15, 2035	296,725	296,685
6.60% 30-year notes due March 15, 2038	247,970	247,948
5.375% 30-year notes due March 1, 2041	345,870	345,830
Other	412	444
Total long-term debt	2,517,876	2,552,997
Less current installments	(300,002)	(299,956)
	$2,217,874	$2,253,041

The Company maintains a $1.0 billion unsecured revolving credit facility that expires on November 10, 2016. The Company primarily uses this facility as liquidity back-up for its commercial paper program and has not drawn down any loans under the $1.0 billion facility and does not anticipate doing so. The Company generally uses commercial paper borrowings for general corporate purposes, funding of acquisitions and the repurchases of its common stock. Under the credit facility, the Company is required to maintain an interest coverage ratio of EBITDA to consolidated net interest expense of not less than 3.0 to 1. The Company was in compliance with this covenant and its other long-term debt covenants at March 31, 2015, and it expects to remain in compliance with all of its debt covenants.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)

Interest expense and interest income for the three months ended March 31, 2015 and 2014 were as follows:

	Three Months Ended March 31,
	2015	2014
Interest expense	$33,005	$33,691
Interest income	(968)	(1,036)
Interest expense, net	$32,037	$32,655

Letters of Credit

As of March 31, 2015, the Company had approximately $136,114 outstanding in letters of credit and guarantees with financial institutions, which expire at various dates in the last quarter of 2015 through 2023. These letters of credit are primarily maintained as security for insurance, warranty, and other performance obligations.

10. Financial Instruments

Derivatives

The Company is exposed to market risk for changes in foreign currency exchange rates due to the global nature of its operations and certain commodity risks. In order to manage these risks the Company has hedged portions of its forecasted sales and purchases that occur within the next twelve months and are denominated in non-functional currencies, with currency forward or collar contracts designated as cash flow hedges. At March 31, 2015 and December 31, 2014, the Company had contracts with U.S. dollar equivalent notional amounts of $51,759 and $47,047, respectively, to exchange foreign currencies, principally the U.S. dollar, Chinese Yuan, Euro, and pound sterling. The Company believes it is probable that all forecasted cash flow transactions will occur.

In addition, the Company had outstanding contracts with a total notional amount of $67,350 and $52,392 at March 31, 2015 and December 31, 2014, respectively, that are not designated as hedging instruments. These instruments are used to reduce the Company's exposure for operating receivables and payables that are denominated in non-functional currencies.

The Company also has an outstanding floating-to-floating cross currency swap agreement for a total notional amount of $50,000 in exchange for CHF 65,100, which expires on October 15, 2015. This transaction continues to hedge a portion of the Company’s net investment in CHF-denominated operations. The agreement qualifies as a net investment hedge and the effective portion of the change in fair value is reported within the cumulative translation adjustment section of other comprehensive income. The fair values at March 31, 2015 and December 31, 2014 reflected losses of $16,900 and $15,567, respectively, due to the strengthening of the Swiss franc relative to the U.S. dollar over the term of the arrangement. The Company intends to settle this hedge upon maturity in 2015.

The following table sets forth the fair values of derivative instruments held by the Company as of March 31, 2015 and December 31, 2014 and the balance sheet lines in which they are recorded:

	Fair Value Asset (Liability)
	March 31, 2015	December 31, 2014	Balance Sheet Caption
Foreign currency forward / collar contracts	$1,995	$973	Prepaid / Other assets
Foreign currency forward / collar contracts	(506)	(810)	Other accrued expenses
Net investment hedge - cross currency swap	(16,900)	(15,567)	Accrued expenses

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

Amounts recognized in other comprehensive earnings (loss) for the gains (losses) on its net investment hedges were as follows:

	Three Months Ended March 31,
	2015	2014
Gain (loss) on Euro-denominated debt	$35,350	$(2,904)
Loss on Swiss franc cross-currency swap	(1,333)	(332)
Total gain (loss) on net investment hedges before tax	34,017	(3,236)
Tax (expense) benefit	(11,906)	1,133
Net gain (loss) on net investment hedges, net of tax	$22,111	$(2,103)

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

The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis as of March 31, 2015 and December 31, 2014:

	March 31, 2015			December 31, 2014
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets:
Foreign currency cash flow hedges	$—	$1,995	$—	$—	$973	$—
Liabilities:
Foreign currency cash flow hedges	—	506	—	—	810	—
Net investment hedge derivative	—	16,900	—	—	15,567	—

In addition to fair value disclosure requirements related to financial instruments carried at fair value, accounting standards require interim disclosures regarding the fair value of all of the Company’s financial instruments.

The estimated fair value of long-term debt at March 31, 2015 and December 31, 2014 was $3,000,809 and $3,002,701, respectively, compared to the carrying value of $2,517,876 and $2,552,997, respectively. The estimated fair value of long-term debt is based on quoted market prices for similar instruments and is, therefore, classified as Level 2 within the valuation hierarchy.

The carrying values of cash and cash equivalents, trade receivables, accounts payable, and notes payable are reasonable estimates of their fair values as of March 31, 2015 and December 31, 2014 due to the short-term nature of these instruments.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)

11. Income Taxes

The effective tax rates for continuing operations for the three months ended March 31, 2015 and 2014 were 28.8% and 29.6%, respectively. Excluding favorable net discrete items in each period, the effective tax rates for the three months ended March 31, 2015 and 2014 were 29.3% and 30.7%, respectively. These discrete items principally resulted from the conclusion of certain state and international tax audits.

Additionally, in the first quarter of 2015, the Company generated a capital loss for tax purposes on the sale of Datamax O'Neil, which resulted in a tax benefit of $8.6 million. This benefit is expected to be utilized in 2015.

Dover and its subsidiaries file tax returns in the U.S., including various state and local returns, and in other foreign jurisdictions.  We believe adequate provision has been made for all income tax uncertainties. The Company is routinely audited by taxing authorities in its filing jurisdictions, and a number of these audits are currently underway. We believe that within the next twelve months uncertain tax positions may be resolved and statutes of limitations will expire, which could result in a decrease in the gross amount of unrecognized tax benefits of approximately zero to $28.7 million, of which a portion will be reported as discontinued operations.

12. Equity Incentive Program

The Company typically grants equity awards annually at its regularly scheduled first quarter Compensation Committee meeting. In the first quarter of 2015, the Company issued stock-settled appreciation rights ("SARs") covering 1,144,529 shares, performance share awards of 61,611 and restricted stock units of 145,545.

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

The assumptions used in determining the fair value of the SARs awarded during the respective periods are as follows:

	SARs
	2015	2014
Risk-free interest rate	1.51%	1.70%
Dividend yield	2.24%	1.98%
Expected life (years)	5.1	5.3
Volatility	27.19%	30.81%

Grant price	$73.28	$82.51
Fair value per share at date of grant	$14.55	$19.84

The performance share awards granted in 2014 and 2015 are considered performance condition awards as attainment is based on Dover's performance relative to established internal metrics. The fair value of these awards are determined using Dover's closing stock price on the date of grant. The expected attainment of the internal metrics for these awards is analyzed each reporting period, and the related expense is adjusted based on expected attainment, if that attainment differs from previous estimates. The cumulative effect on current and prior periods of a change in attainment is recognized in compensation cost in the period of change.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)

The fair value and average attainment used in determining compensation cost for the performance shares issued in 2014 and 2015 is as follows for the three months ended March 31, 2015:

	Performance shares
	2015	2014
Fair value per share at date of grant	$73.28	$82.51
Average attainment rate reflected in expense	64.35%	63.31%

Stock-based compensation is reported within selling and administrative expenses in the accompanying unaudited Condensed Consolidated Statements of Earnings. The following table summarizes the Company’s compensation expense relating to all stock-based incentive plans:

	Three Months Ended March 31,
	2015	2014
Pre-tax compensation expense (1)	$13,387	$8,501
Tax benefit	(4,764)	(3,000)
Total stock-based compensation expense, net of tax	$8,623	$5,501

(1)
The increase in share-based compensation expense in 2015 relative to the prior year is due to the acceleration of expense for awards granted in 2015 to certain employees that have satisfied the terms of retirement eligibility under the the 2012 Equity and Cash Incentive Plan. As these individuals are guaranteed the right to vest in these awards, regardless of future service, the related expense was recognized immediately upon grant.

13. Commitments and Contingent Liabilities

Litigation

A few of the Company’s subsidiaries are involved in legal proceedings relating to the cleanup of waste disposal sites identified under federal and state statutes that provide for the allocation of such costs among “potentially responsible parties.” In each instance, the extent of the Company’s liability appears to be very small in relation to the total projected expenditures and the number of other “potentially responsible parties” involved and is anticipated to be immaterial to the Company. In addition, a few of the Company’s subsidiaries are involved in ongoing remedial activities at certain current and former plant sites, in cooperation with regulatory agencies, and appropriate reserves have been established. At March 31, 2015 and December 31, 2014, the Company has reserves totaling $31,555 and $32,890, respectively, for environmental and other matters, including private party claims for exposure to hazardous substances, that are probable and estimable.

The Company and certain of its subsidiaries are also parties to a number of other legal proceedings incidental to their businesses. These proceedings primarily involve claims by private parties alleging injury arising out of use of the Company’s products, patent infringement, employment matters, and commercial disputes. Management and legal counsel, at least quarterly, review the probable outcome of such proceedings, the costs and expenses reasonably expected to be incurred and currently accrued to-date, and the availability and extent of insurance coverage. The Company has reserves for legal matters that are probable and estimable and not otherwise covered by insurance, and at March 31, 2015 and December 31, 2014, these reserves are not significant. While it is not possible at this time to predict the outcome of these legal actions, in the opinion of management, based on the aforementioned reviews, the Company is not currently involved in any legal proceedings which, individually or in the aggregate, could have a material effect on its financial position, results of operations, or cash flows.

Warranty Accruals

Estimated warranty program claims are provided for at the time of sale. Amounts provided for are based on historical costs and adjusted new claims. The changes in the carrying amount of product warranties through March 31, 2015 and 2014 are as follows:

	2015	2014
Beginning Balance, January 1	$49,388	$42,924
Provision for warranties	11,075	13,619
Settlements made	(13,395)	(12,680)
Other adjustments, including acquisitions and currency translation	(630)	1,062
Ending balance, March 31	$46,438	$44,925

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

The following tables set forth the components of the Company’s net periodic expense relating to retirement benefit plans:

Qualified Defined Benefits

	Three Months Ended March 31,
	U.S. Plan		Non-U.S. Plans
	2015	2014	2015	2014
Service Cost	$3,915	$3,721	$1,688	$1,515
Interest Cost	5,791	6,314	1,486	1,983
Expected return on plan assets	(10,393)	(10,398)	(2,019)	(2,029)
Amortization:
Prior service cost	224	271	23	27
Recognized actuarial loss	3,155	2,072	675	221
Transition obligation	—	—	9	—
Curtailments, special termination benefits, and settlements (1)	810	—	2	3
Net periodic expense	$3,502	$1,980	$1,864	$1,720

(1)
One-time charges of $810 reflected in pension expense for the three months ended March 31, 2015 represents curtailments, special termination benefits, and settlements for certain businesses classified as held for sale; therefore, this amount has been reflected in the results of discontinued operations.

The net periodic expense reflected above for non-U.S. plans for the three months ended March 31, 2014 excludes certain non-U.S. plans sponsored by Knowles that were distributed as part of the separation on February 28, 2014. The historical expense relating to these plans was $59 for the three months ended March 31, 2014. The expense relating to these plans is reflected in earnings from discontinued operations.

Non-Qualified Supplemental Benefits

	Three Months Ended March 31,
	2015	2014
Service Cost	$935	$830
Interest Cost	1,266	1,537
Amortization:
Prior service cost	1,732	1,944
Recognized actuarial loss (gain)	71	(107)
Net periodic expense	$4,004	$4,204

The net periodic expense for the three months ended March 31, 2015 for the Company's qualified and non-qualified defined benefit pension plans reflects the impact of lower discount rates, which resulted in higher amortization of actuarial losses for the current period.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)

Post-Retirement Plans

The Company also maintains post retirement benefit plans, although these plans are effectively closed to new entrants. The supplemental and post retirement benefit plans are supported by the general assets of the Company. The following table sets forth the components of the Company’s net periodic expense relating to its post-retirement benefit plans:

	Three Months Ended March 31,
	2015	2014
Service Cost	$41	$62
Interest Cost	128	157
Amortization:
Prior service cost	(93)	(102)
Recognized actuarial (gain) loss	(8)	13
Net periodic expense	$68	$130

The total amount amortized out of accumulated other comprehensive income into net periodic benefit expense for the three months ended March 31, 2015 and 2014 totaled $5,788 and $4,339, respectively. The amortization included in other comprehensive income for the three months ended March 31, 2014 includes $61 relating to plans sponsored by Knowles that were transfered as part of the separation in 2014.

Defined Contribution Retirement Plans

The Company also offers defined contribution retirement plans which cover the majority of its U.S. employees, as well as employees in certain other countries. The Company’s expense relating to defined contribution plans was $9,006, and $8,377 for the three months ended March 31, 2015 and 2014.

15. Other Comprehensive (Loss) Earnings

The amounts recognized in other comprehensive (loss) earnings were as follows:

	Three Months Ended			Three Months Ended
	March 31, 2015			March 31, 2014
	Pre-tax	Tax	Net of tax	Pre-tax	Tax	Net of tax
Foreign currency translation adjustments (1)	$(72,203)	$(11,906)	$(84,109)	$(18,506)	$1,133	$(17,373)
Pension and other postretirement benefit plans	5,788	(1,962)	3,826	4,339	(1,505)	2,834
Changes in fair value of cash flow hedges	1,629	(570)	1,059	(943)	330	(613)
Other	241	(27)	214	(106)	(20)	(126)
Total other comprehensive (loss) earnings	$(64,545)	$(14,465)	$(79,010)	$(15,216)	$(62)	$(15,278)

(1)
Foreign currency translation adjustments include pre-tax gains on the Company's net investment hedges of $34,017 for the three months ended March 31, 2015, which resulted in a tax expense of $11,906 reflected in other comprehensive income. For the three months ended March 31, 2014, the Company recognized pre-tax losses of $3,236 on these net investment hedges, which resulted in a tax benefit of $1,133 reflected in other comprehensive income. See also Note 10 Financial Instruments.

Total comprehensive earnings were as follows:

	Three Months Ended March 31,
	2015	2014
Net earnings	$209,510	$160,138
Other comprehensive (loss) earnings	(79,010)	(15,278)
Comprehensive earnings	$130,500	$144,860

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)

Amounts reclassified from accumulated other comprehensive earnings (loss) to earnings (loss) during the three months ended March 31, 2015 and 2014 were as follows:

	Three Months Ended March 31,
	2015	2014
Pension and postretirement benefit plans:
Amortization of actuarial losses	$3,902	$2,199
Amortization of prior service costs	1,886	2,140
Total before tax	5,788	4,339
Tax provision	(1,962)	(1,505)
Net of tax	$3,826	$2,834

Cash flow hedges:
Net losses (gains) reclassified into earnings	$(153)	$(214)
Tax benefit (provision)	54	75
Net of tax	$(99)	$(139)

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)

16. Segment Information

For management reporting and performance evaluation purposes, the Company categorizes its operating companies into four distinct reportable segments. Segment financial information and a reconciliation of segment results to consolidated results is as follows:

	Three Months Ended March 31,
	2015	2014
Revenue:
Energy	$430,423	$478,773
Engineered Systems	573,196	567,674
Fluids	340,236	345,009
Refrigeration & Food Equipment	372,097	411,493
Intra-segment eliminations	(451)	(379)
Total consolidated revenue	$1,715,501	$1,802,570

Earnings from continuing operations:
Segment earnings:
Energy	$52,305	$118,968
Engineered Systems	88,149	83,227
Fluids	54,634	57,942
Refrigeration & Food Equipment	36,150	44,862
Total segments	231,238	304,999
Corporate expense / other (1)	34,526	30,734
Net interest expense	32,037	32,655
Earnings before provision for income taxes and discontinued operations	164,675	241,610
Provision for taxes	47,485	71,569
Earnings from continuing operations	$117,190	$170,041

(1)
Certain expenses are maintained at the corporate level and not allocated to the segments. These expenses include executive and functional compensation costs, non-service pension costs, non-operating insurance expenses, and various administrative expenses relating to the corporate headquarters.

17. Share Repurchases

In January 2015, the Board of Directors approved a new standing share repurchase authorization, whereby the Company may repurchase up to 15,000,000 shares of its common stock over the following three years. During the three months ended March 31, 2015, the Company repurchased 2,753,165 shares of common stock under this program for $200,055, or an average share price of $72.66. As of March 31, 2015, there were 12,246,835 shares available to purchase under the January 2015 plan. Treasury shares increased to 95,633,809 at March 31, 2015 from a balance of 92,880,644 at December 31, 2014.

During the three months ended March 31, 2014, the Company completed its $1.0 billion share repurchase program through an accelerated share repurchase transaction, whereby Dover paid $292,565 to receive a variable number of shares over a specified period of time. The Company repurchased 3,596,980 shares under this transaction for an average share price of $81.06.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)

18. Earnings per Share

The following table sets forth a reconciliation of the information used in computing basic and diluted earnings per share:

	Three Months Ended March 31,
	2015	2014
Earnings from continuing operations	$117,190	$170,041
Earnings (loss) from discontinued operations, net	92,320	(9,903)
Net earnings	$209,510	$160,138

Basic earnings (loss) per common share:
Earnings from continuing operations	$0.72	$1.00
Earnings (loss) from discontinued operations, net	$0.57	$(0.06)
Net earnings	$1.30	$0.94

Weighted average shares outstanding	161,650,000	169,750,000

Diluted earnings (loss) per common share:
Earnings from continuing operations	$0.72	$0.99
Earnings (loss) from discontinued operations, net	$0.57	$(0.06)
Net earnings	$1.28	$0.93

Weighted average shares outstanding	163,323,000	172,013,000

The following table is a reconciliation of the share amounts used in computing earnings per share:

	Three Months Ended March 31,
	2015	2014
Weighted average shares outstanding - Basic	161,650,000	169,750,000
Dilutive effect of assumed exercise of employee stock options and SARs and vesting of performance shares	1,673,000	2,263,000
Weighted average shares outstanding - Diluted	163,323,000	172,013,000

Diluted per share amounts are computed using the weighted-average number of common shares and, if dilutive, potential common shares outstanding during the period.  Potential common shares consist of the incremental common shares issuable upon the exercise of stock options and SARs, and vesting of performance shares and restricted shares, as determined using the treasury stock method.

The weighted average number of anti-dilutive potential common shares excluded from the calculation above were 56,000 and 48,000 for the three months ended March 31, 2015 and 2014, respectively.

19. Recent Accounting Standards

Recently Issued Accounting Standards

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09 that introduces a new five-step revenue recognition model in which an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU also requires disclosures sufficient to enable users to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers, including qualitative and quantitative disclosures about contracts with customers, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. The original standard was effective for fiscal years beginning after December 15, 2016; however, in April 2015, the FASB proposed a one-year deferral of this standard, with a new effective date of December 15, 2017. The Company is currently evaluating the new guidance to determine the impact it will have on its consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)

Recently Adopted Accounting Standards

In April 2014, the FASB issued ASU 2014-08, which includes amendments that change the requirements for reporting discontinued operations and require additional disclosures about discontinued operations. Under the new guidance, only disposals representing a strategic shift in operations with a major effect on the organization's operations and financial results should be presented as discontinued operations. Additionally, the ASU requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income, and expenses of discontinued operations. The Company adopted the standard effective January 1, 2015.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)

20. Subsequent Events

The Company assessed events occurring subsequent to March 31, 2015 for potential recognition and disclosure in the consolidated financial statements. No events have occurred that would require adjustment to the consolidated financial statements.

Disposition

On March 26, 2015, Dover signed a definitive agreement to sell Sargent Aerospace to RBC Bearings Incorporated for a total purchase price of $500 million. The Company expects to complete the sale of this business early in the second quarter of 2015.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Refer to the section below entitled “Special Notes Regarding Forward-Looking Statements” for a discussion of factors that could cause our actual results to differ from the forward-looking statements contained below and throughout this quarterly report.

Throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), we refer to measures used by management to evaluate performance, including a number of financial measures that are not defined under accounting principles generally accepted in the United States of America (GAAP). These include organic revenue, organic revenue growth, free cash flow and adjusted working capital. Organic revenue and organic revenue growth refer to revenue and revenue growth excluding the impacts of foreign exchange, acquisitions and divestitures. Free cash flow is operating cash flow less capital spending, while adjusted working capital refers to accounts receivable, plus inventory, less accounts payable. We believe these measures provide investors with important information that is useful in understanding our business results and trends. Reconciliations within this MD&A provide more details on the use and derivation of these measures.

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

Dover's four segments are as follows:

•
Our Energy segment, serving the Drilling & Production, Bearings & Compression, and Automation end markets, is a provider of customer-driven solutions and services for safe and efficient production and processing of fuels worldwide, and has a strong presence in the bearings and compression and automation markets.

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

The following table shows the percentage of total revenue and segment earnings generated by each of our four segments for the three months ended March 31, 2015 and 2014:

	Revenue		Segment Earnings
	Three Months Ended March 31,		Three Months Ended March 31,
	2015	2014	2015	2014
Energy	25.1%	26.6%	22.6%	39.0%
Engineered Systems	33.4%	31.5%	38.1%	27.3%
Fluids	19.8%	19.1%	23.7%	19.0%
Refrigeration & Food Equipment	21.7%	22.8%	15.6%	14.7%

First quarter 2015 consolidated revenue of $1.7 billion declined $87.1 million, or 4.8%, as compared to the first quarter 2014 comprised of a 5.8% decrease in organic revenue and a 3.9% unfavorable impact due to foreign currency translation, offset, in part, by a 4.9% increase attributable to acquisitions. Increases in our industrial end market were more than offset by the continued deterioration in Energy end markets, especially in drilling and production, and the unfavorable impacts of foreign currency as the U.S. dollar continued to strengthen against a number of foreign currencies, most notably the Euro.

From a geographic perspective, our non-Energy-related U.S. markets moderated, while Europe and Asia were solid. Finally, due to the continued strengthening of the U.S. dollar against other currencies, particularly the Euro, consolidated revenue was negatively impacted by foreign currency translation of approximately $70.0 million, especially within the Printing & Identification platform of our Engineered Systems segment, as well as our Fluids and Refrigeration & Food Equipment segments.

We completed previously announced actions to adjust our costs and further streamline our businesses, as well as initiated new actions to better align our cost base with the demand environment, particularly within our Energy segment. These actions resulted in first quarter 2015 restructuring charges of $24.1 million, of which $17.8 million related to various programs across our Energy segment. In total, we have incurred approximately $61.5 million in restructuring charges over the last two quarters. We currently expect full year 2015 restructuring expenses of approximately $36.0 million to $43.0 million, inclusive of our first quarter actions, principally within our Energy segment. The 2015 cost savings expected to be realized as a result of the restructuring programs initiated in late 2014 and early 2015 is within the range of $75.0 million to $80.0 million. We will continue to pursue additional cost reduction opportunities throughout the remainder of 2015, as we continue to align our costs with market demands.

We completed the sale of Datamax O’Neil in the first quarter for $185.0 million. In addition, we announced the definitive agreement to sell Sargent Aerospace for $500.0 million, with the sale expected to take place in the second quarter of 2015. We plan to use the proceeds from the divestitures to fund a share repurchase of $600.0 million.

In January 2015, the Board of Directors approved a new standing share repurchase authorization for repurchase up to 15.0 million shares of its common stock over the following three years. During the first quarter of 2015, we repurchased 2.8 million shares of our common stock under this program for $200.1 million, or an average share price of $72.66. As of March 31, 2015, there were 12.2 million shares available for repurchase.

Due to the weaker North American oil & gas markets, the exchange rate impact of foreign currencies, and slower than expected spending within Dover's core retail refrigeration case and systems markets, we expect our full year results to be lower than previously communicated. Our forecast is largely unchanged for our Engineered Systems and Fluids segments except for the impact of foreign currency translation. For full year, we now expect revenue to decline 4.0% to 6.0% versus a prior revenue forecast of a 1.0% increase to a 2.0% decline. Organic revenue is anticipated to decline approximately 2.0% to 4.0%, and we expect a negative impact of approximately 4.0% from foreign currency translation. Completed acquisitions will now provide approximately 2.0% growth. In total, we now expect 2015 EPS to be $4.20 to $4.40, inclusive of $0.15 to $0.18 cents of restructuring costs.  The incremental $0.05 to $0.08 cents will mostly impact the second quarter. Regarding the second quarter, we expect revenue to be up 7% to 9% sequentially, largely driven by a seasonal increase in Refrigeration & Food Equipment and a sequential decline in Energy.

CONSOLIDATED RESULTS OF OPERATIONS

As discussed in Note 4 Discontinued Operations in the unaudited Condensed Consolidated Financial Statements, in the fourth quarter of 2014, we reclassified certain businesses in the Engineered Systems segment to discontinued operations based on our decision to divest these businesses. The results of operations of these businesses have been removed from the results of continuing operations and are presented within results of discontinued operations for all periods presented.

	Three Months Ended March 31,
(dollars in thousands, except per share figures)	2015	2014	% Change
Revenue	$1,715,501	$1,802,570	(4.8)%
Cost of goods and services	1,088,342	1,094,710	(0.6)%
Gross profit	627,159	707,860	(11.4)%
Gross profit margin	36.6%	39.3%	(2.7)

Selling and administrative expenses	434,634	433,404	0.3%
Selling and administrative as a percent of revenue	25.3%	24.0%	1.3

Interest expense, net	32,037	32,655	(1.9)%
Other (income) expense, net	(4,187)	191	nm*

Provision for income taxes	47,485	71,569	(33.7)%
Effective tax rate	28.8%	29.6%	(0.8)

Earnings from continuing operations	117,190	170,041	(31.1)%
Earnings (loss) from discontinued operations, net	92,320	(9,903)	nm*
Earnings from continuing operations per common share - diluted	$0.72	$0.99	(27.3)%
* nm - not meaningful

Revenue

First quarter revenue decreased $87.1 million, or 4.8%, as compared to the first quarter of 2014 driven by a 5.8% decrease in organic revenue as the North American oil & gas markets experienced a steeper and broader deterioration than originally anticipated. This was partially offset by the impact of recent acquisitions, especially within the Energy segment, most notably Accelerated Companies and Wellmark Holdings, resulting in a 4.9% increase to revenue. Additionally, the impacts of foreign currency, especially the Euro, resulted in an unfavorable impact to revenue of approximately 3.9%.

Gross Profit

Gross profit for the first quarter of 2015 decreased $80.7 million, or 11.4% in connection with the declining revenues for the period. Gross profit margin declined 270 basis points. Reflected in cost of goods sold for the period were higher restructuring charges of $6.9 million and higher acquisition-related depreciation and amortization of $7.9 million, which represented approximately 90 basis points of the decline in gross profit margin. Our businesses with historically higher margin contributions were impacted more significantly during the quarter. In addition, higher labor costs and product mix contributed to the decline in gross profit margin for the three months ended March 31, 2015 relative to the prior year.

Selling and Administrative Expenses

Selling and administrative expenses increased $1.2 million, or 0.3%, as compared to the prior year quarter. The current year expense includes higher restructuring charges of $13.9 million to align our businesses with anticipated market conditions. As a percentage of revenue, selling and administrative expenses increased 130 basis points in 2015 to 25.3%, of which restructuring represented approximately 80 basis points of the increase.

Non-Operating Items

Interest expense, net
Net interest expense decreased $0.6 million, or 1.9%, for the three months ended March 31, 2015 due to lower interest on the Euro-denominated debt, as a result of the strengthening of the U.S. dollar relative to the Euro, offset in part by interest on higher average balances of commerical paper for the first quarter of 2015 relative to the first quarter of 2014.

Other (income) expense, net
Other income of $4.2 million for the three months ended March 31, 2015 primarily reflects a one-time favorable insurance settlement of $3.6 million. The prior year expense of $0.2 million included $2.5 million of net foreign exchange losses resulting from the remeasurement and settlement of foreign currency denominated balances. Partially offsetting the foreign exchange losses were other nonrecurring items, including $2.1 million related to an insurance settlement for property damage.

Income Taxes

The effective tax rates for continuing operations for the three months ended March 31, 2015 and 2014 were 28.8% and 29.6%, respectively. Excluding favorable net discrete items in each period, the effective tax rates for the three months ended March 31, 2015 and 2014 were 29.3% and 30.7%, respectively. These discrete items principally resulted from the conclusion of certain state and international tax audits.

Additionally, in the first quarter of 2015, the Company generated a capital loss for tax purposes on the sale of Datamax O'Neil, which resulted in a tax benefit of $8.6 million. This benefit is expected to be utilized in 2015.

Dover and its subsidiaries file tax returns in the U.S., including various state and local returns, and in other foreign jurisdictions.  We believe adequate provision has been made for all income tax uncertainties. The Company is routinely audited by taxing authorities in its filing jurisdictions, and a number of these audits are currently underway. We believe that within the next twelve months uncertain tax positions may be resolved and statutes of limitations will expire, which could result in a decrease in the gross amount of unrecognized tax benefits of approximately zero to $28.7 million, of which a portion will be reported as discontinued operations.

Earnings from Continuing Operations

Earnings from continuing operations for three months ended March 31, 2015 decreased 31.1% to $117.2 million, or $0.72 diluted earnings per share. The decrease in earnings from continuing operations is primarily the result of lower revenues, especially within the drilling and production end markets, and higher restructuring charges. The decrease in earnings per share reflects the decrease in earnings, offset by lower weighted average shares outstanding for the 2015 period relative to the prior year.

Discontinued Operations

Management evaluates Dover’s businesses periodically for their strategic fit within its operations. Accordingly, the results of discontinued operations for the three months ended March 31, 2015 and 2014 reflect the net earnings of certain businesses that are either held for sale or have been previously sold. The results of Sargent Aerospace, which is currently held for sale, are reflected in the results of discontinued operations for all periods presented. The Company completed the sale of Datamax O'Neil in the first quarter of 2015 for a gain on sale of $87.4 million, which is reflected in earnings from discontinued operations. Additionally, in connection with the separation of Knowles from Dover on February 28, 2014, the results of operations and cash flows of Knowles are reflected within discontinued operations for the three months ended March 31, 2014 as well as costs incurred by Dover to complete the spin-off of Knowles, totaling $25.8 million. See Note 4 Discontinued Operations.

Restructuring Activities

The restructuring expenses of $24.1 million incurred in the three months ended March 31, 2015 related to restructuring programs primarily initiated during 2015. These programs are designed to better align the Company's operations with current market conditions through targeted facility consolidations, headcount reductions and other measures to further optimize operations. The Company currently expects full year 2015 restructuring expenses of approximately $36.0 million to $43.0 million, inclusive of our first quarter actions, primarily within our Energy segment. We expect the programs currently underway to be substantially completed in the next twelve to eighteen months.

The $24.1 million of restructuring charges incurred during the first quarter of 2015 included the following items:

•
The Energy segment incurred restructuring charges of $17.8 million related to various programs across the segment focused on workforce reductions and facility consolidations. These programs were initiated to better align cost base with the anticipated demand environment in 2015.

•
The Engineered Systems segment recorded $4.4 million of restructuring charges relating to headcount reductions across various businesses, as well as actions taken to optimize costs related to administrative functions within the Printing & Identification platform.

•	The Fluids segment recorded $2.1 million of restructuring charges principally related to headcount reductions at various businesses across the segment.

For the three months ended March 31, 2014, the Company incurred restructuring charges of $3.3 million for programs at several targeted facilities to optimize cost structure, across several of the segments. See Note 8 Restructuring Activities in our Condensed Consolidated Financial Statements for additional information related to our restructuring programs.

SEGMENT RESULTS OF OPERATIONS

Energy
Our Energy segment, serving the Drilling & Production, Bearings & Compression, and Automation end markets, is a provider of customer driven solutions and services for safe and efficient production and processing of fuels worldwide, and has a strong presence in the bearings and compression components markets.

	Three Months Ended March 31,
(dollars in thousands)	2015	2014	% Change
Revenue:
Drilling & Production	$299,530	$352,527	(15.0)%
Bearings & Compression	77,591	83,456	(7.0)%
Automation	53,674	43,377	23.7%
Eliminations	(372)	(587)
Total	$430,423	$478,773	(10.1)%

Segment earnings	$52,305	$118,968	(56.0)%
Operating margin	12.2%	24.8%

Segment EBITDA	$86,732	$144,543	(40.0)%
Segment EBITDA margin	20.2%	30.2%

Other measures:
Depreciation and amortization	$34,427	$25,575	34.6%
Bookings	416,628	478,469	(12.9)%
Backlog	212,060	210,846	0.6%

Components of revenue decline:			YTD 2015 vs. 2014
Organic decline			(23.6)%
Acquisitions			15.0%
Foreign currency translation			(1.5)%
			(10.1)%

First Quarter 2015 Compared to the First Quarter 2014

Energy revenue decreased $48.4 million, or 10.1%, in the first quarter of 2015 as compared to the first quarter of 2014, comprised of organic revenue decline of 23.6%, 15.0% acquisition-related growth and a negative foreign currency translation impact of 1.5%.

•
Drilling & Production end market revenue (representing 69.6% of segment revenue) decreased $53.0 million, or 15.0%, primarily due to market deterioration in the North American oil and gas markets, resulting in inventory destocking and reduced capital spending of our customers. The decrease in revenue for Drilling & Production was partially offset by acquisition-related growth, mainly due to our October 2014 acquisition of Accelerated Companies LLC.

•
Bearings & Compression end market revenue (representing 18.0% of segment revenue) decreased $5.9 million, or 7.0%. Strength within our Compression end market was more than offset by ongoing declines in our Bearings end market as slower OEM build rates, especially with oil and gas customers, continued.

•
Automation end market revenue (representing approximately 12.4% of segment revenue) increased $10.3 million, or 23.7%. The impact of recent acquisitions more than offset customer project delays as low oil prices and uncertainties resulted in reduced capital spending by service and exploration and production companies.

Segment earnings decreased $66.7 million, or 56.0%, for our Energy segment, as compared to the prior year quarter, primarily driven by results for our businesses serving the Drilling & Production end markets. In addition, the current year quarter included restructuring charges of $17.8 million, of which $10.4 million related to our Artificial Lift businesses within the Drilling & Production end market, targeted at workforce reductions and facility consolidations to reduce costs and gain operating efficiencies.

Operating margin declined from 24.8% to 12.2%, or 1,260 basis points, as compared to the prior year quarter, mainly due to the aforementioned impact of weak market dynamics, as well as higher acquisition-related costs, including depreciation and amortization ($14.3 million higher), the previously mentioned restructuring costs, and modest price declines. Excluding higher restructuring charges and acquisition-related depreciation and amortization expense, operating margin was 19.6%, or a 520 basis point decline from first quarter 2014.

Bookings for the first quarter decreased 12.9% from the prior year quarter, reflecting weak oil and gas market conditions across the segment. Book-to-bill was 0.97.

Engineered Systems
Our Engineered Systems segment is comprised of two platforms, Industrials and Printing & Identification, and is focused on the design, manufacture and service of critical equipment and components serving the printing & identification, vehicle service, environmental solutions and industrial markets.

	Three Months Ended March 31,
(dollars in thousands)	2015	2014	% Change
Revenue:
Printing & Identification	$230,181	$231,679	(0.6)%
Industrials	343,015	335,995	2.1%
Total	$573,196	$567,674	1.0%

Segment earnings	$88,149	$83,227	5.9%
Operating margin	15.4%	14.7%

Segment EBITDA	$102,675	$99,077	3.6%
Segment EBITDA margin	17.9%	17.5%

Other measures:
Depreciation and amortization	$14,526	$15,850	(8.4)%

Bookings:
Printing & Identification	$235,636	$250,434	(5.9)%
Industrials	337,070	370,949	(9.1)%
Eliminations	(19)	(18)
	$572,687	$621,365	(7.8)%
Backlog:
Printing & Identification	$108,151	$131,298	(17.6)%
Industrials	276,598	266,517	3.8%
	$384,749	$397,815	(3.3)%

Components of revenue growth:			YTD 2015 vs. 2014
Organic growth			5.7%
Acquisitions			1.3%
Foreign currency translation			(6.0)%
			1.0%

First Quarter 2015 Compared to the First Quarter 2014

Engineered Systems revenue for the first quarter of 2015 increased $5.5 million, or 1.0%, driven by organic growth of 5.7%, growth from acquisitions of 1.3%, partially offset by an unfavorable impact from foreign currency of 6.0%.

•
Revenue of our Printing & Identification platform (representing 40.2% of first quarter 2015 segment revenue) decreased $1.5 million, or 0.6%. Organic revenue grew 7.6% driven primarily by strong digital printing markets and core global printing and coding markets. Acquisition-related revenue grew 3.2% due to the 2014 acquisition of MS Printing Solutions. These increases were largely offset by the significant negative impact of foreign currency translation of 11.4%.

•
Revenue of our Industrials platform (representing 59.8% of first quarter 2015), increased $7.0 million, or 2.1%, as compared to the prior year quarter primarily due to broad-based organic growth of 4.3% led by continued strong results in our waste handling businesses. This increase was partially offset by a 2.2% foreign currency translation impact.

Engineered Systems segment earnings increased $4.9 million, or 5.9%, as compared to the prior year quarter. Increased volume due to broad-based organic growth more than offset the negative impact of foreign currency translation. Operating margin increased approximately 70 basis points compared to first quarter 2014, as productivity gains and volume leverage more than offset than negative impact of higher labor costs. In addition, a one-time favorable insurance settlement of $3.6 million largely offset $4.4 million in restructuring charges in the quarter.

Segment bookings decreased 7.8% as compared to the comparable prior year period reflecting an organic bookings decline of 2.8%, and the remaining decline due to foreign currency translation as a result of the strengthening of the U.S. dollar. Our Printing & Identification bookings increased 3.3% after adjusting for negative foreign currency translation impact. Industrial bookings decreased 6.9% organically, reflecting the timing of orders in waste handling and softer hydraulic cylinder markets. Book-to-bill for Printing & Identification was 1.02, while Industrials was 0.98. Overall, book-to-bill was 1.00.

Fluids
Our Fluids segment, serving the Fluid Transfer and Pumps end markets, is focused on the safe handling of critical fluids across the retail fueling, chemical, hygienic and, industrial, and oil & gas markets.

	Three Months Ended March 31,
(dollars in thousands)	2015	2014	% Change
Revenue:
Fluid Transfer	$195,171	$179,766	8.6%
Pumps	145,065	165,243	(12.2)%
	$340,236	$345,009	(1.4)%

Segment earnings	$54,634	$57,942	(5.7)%
Operating margin	16.1%	16.8%

Segment EBITDA	$68,482	$74,308	(7.8)%
Segment EBITDA margin	20.1%	21.5%

Other measures:
Depreciation and amortization	$13,848	$16,366	(15.4)%
Bookings	339,310	362,943	(6.5)%
Backlog	259,504	328,617	(21.0)%

Components of revenue growth:			YTD 2015 vs. 2014
Organic growth			1.8%
Acquisitions			2.1%
Foreign currency translation			(5.3)%
			(1.4)%

First Quarter 2015 Compared to the First Quarter 2014

Fluids revenue for the first quarter of 2015 decreased $4.8 million, or 1.4%, comprised of organic growth of 1.8%, growth from recent acquisitions of 2.1% and an unfavorable impact from foreign currency translation of 5.3%.

•
Fluid Transfer revenue (representing 57.4% of 2015 first quarter segment revenue) grew $15.4 million, or 8.6%, as compared to the prior year period. Fluid Transfer businesses continue to benefit from strong demand in global retail fueling markets and increasing safety and environmental regulations.

•
Pumps revenue (representing 42.6% of 2015 first quarter segment revenue) decreased $20.2 million, or 12.2%, compared with the prior year period. Pumps results were primarily impacted by the timing of shipments to customers in the plastics and polymers markets. Additionally, results for the Pumps end market were unfavorably impacted by foreign currency translation.

Earnings in our Fluids segment decreased $3.3 million, or 5.7%, over the prior year quarter and operating margin declined 70 basis points, largely reflecting product mix and restructuring charges of $2.1 million. Bookings decreased 6.5%, primarily reflecting the timing of project-related orders within Pumps, partially offset by solid Fluid Transfer markets. Book to bill was 1.00.

Refrigeration & Food Equipment
Our Refrigeration & Food Equipment segment, serving the Refrigeration and Food Equipment end markets, is a provider of innovative and energy efficient equipment and systems serving the commercial refrigeration and food service industries.

	Three Months Ended March 31,
(dollars in thousands)	2015	2014	% Change
Revenue:
Refrigeration	$290,716	$316,729	(8.2)%
Food Equipment	81,381	94,764	(14.1)%
Total	$372,097	$411,493	(9.6)%

Segment earnings	$36,150	$44,862	(19.4)%
Operating margin	9.7%	10.9%

Segment EBITDA	$52,608	$62,074	(15.2)%
Segment EBITDA margin	14.1%	15.1%

Other measures:
Depreciation and amortization	$16,458	$17,212	(4.4)%
Bookings	419,659	493,731	(15.0)%
Backlog	337,084	431,298	(21.8)%

Components of revenue growth:			YTD 2015 vs. 2014
Organic growth			(7.1)%
Acquisitions			0.6%
Foreign currency translation			(3.1)%
			(9.6)%

First Quarter 2015 Compared to the First Quarter 2014

Refrigeration & Food Equipment segment revenue decreased $39.4 million, or 9.6%, compared to the first quarter of 2014, comprised of organic decline of 7.1%, acquisition-related growth of 0.6% and a 3.1% unfavorable impact from foreign currency translation.

•
Refrigeration revenue (representing 78.1% of 2015 first quarter segment revenue) decreased $26.0 million, or 8.2%, quarter over quarter primarily driven by lower refrigeration systems and case shipments to key end customers, as well as the strengthening of the U.S. dollar against the Euro.

•
Food Equipment revenue (representing 21.9% of 2015 first quarter segment revenue) decreased $13.4 million, or 14.1%, compared with the prior year quarter mainly due to the timing of shipments on large projects, as well as a negative impact from foreign currency translation.

Refrigeration & Food Equipment segment earnings decreased $8.7 million, or 19.4%, and operating margin decreased 120 basis points to 9.7%. Lower volumes, product mix, and the negative impact from foreign currency translation were the primary drivers of these decreases.
First quarter 2015 bookings decreased 15.0% from the prior year comparable quarter reflecting the lower than anticipated demand, particularly for Refrigeration systems and case products, and backlog decreased 21.8%. Book to bill for the first quarter of 2015 was 1.13.

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

Cash Flow Summary

The following table is derived from our unaudited Condensed Consolidated Statement of Cash Flows:

	Three Months Ended March 31,
Cash Flows from Continuing Operations (in thousands)	2015	2014
Net Cash Flows Provided By (Used In):
Operating activities	$131,332	$28,361
Investing activities	156,585	(145,603)
Financing activities	(416,603)	(151,774)

Operating Activities

Cash provided by operating activities for the three months ended March 31, 2015 increased approximately $103.0 million compared to the comparable period in 2014. This increase was primarily driven by higher cash inflows from working capital of $98.8 million relative to the prior year period, principally related to improved collections on accounts receivable.

Adjusted Working Capital

Adjusted working capital (a non-GAAP measure calculated as accounts receivable, plus inventory, less accounts payable) decreased $24.1 million in 2015, or 1.7%, to $1.4 billion, which reflected decreases of $53.5 million in accounts receivable and $1.8 million in inventory, offset by a decrease of $31.2 million in accounts payable.

Investing Activities

Cash provided by or used in investing activities generally results from cash outflows for capital expenditures and acquisitions, offset by proceeds from sales of businesses and property, plant and equipment. For the three months ended March 31, 2015, we obtained cash through investing activities of $156.6 million as compared to $145.6 million of cash used for the same period of 2014, driven mainly by the following factors:

•	Proceeds from the sale of business: In 2015, we generated cash of $185.0 million from the sale of Datamax O'Neil.

•
Acquisitions: During 2015, we deployed approximately $6.5 million to acquire one business in our Refrigeration & Food Equipment segment. In comparison, in 2014, we acquired two businesses for an aggregate cash purchase price of approximately $109.9 million.

•
Capital spending: Our capital expenditures decreased $4.7 million in 2015 as compared to the same period in 2014, primarily within the Energy segment. We expect full year 2015 capital expenditures to approximate 2.3% of revenue.

We anticipate that capital expenditures and any acquisitions we make through the remainder of 2015 will be funded from available cash and internally generated funds and, if necessary, through the issuance of commercial paper, use of established lines of credit or public debt or equity markets.

Financing Activities

Our cash flow from financing activities generally relates to a use of cash for the purchases of our common stock and payments of dividends, offset by net borrowing activity and proceeds from the exercises of stock options. For the three months ended March 31, 2015 and 2014, we used cash totaling $416.6 million and $151.8 million, respectively, for financing activities, with the activity primarily attributable to the following:

•
Share purchases: During 2015, the Company used $200.1 million to repurchase 2.8 million shares of common stock under the 15.0 million share repurchase program authorized by the Board of Directors in January 2015. During first quarter of March 31, 2014, the Company completed its November 2012 $1.0 billion stock repurchase program, purchasing 3.6 million shares for $292.6 million. As of March 31, 2015, the approximate number of shares still available for repurchase under the January 2015 share repurchase authorization was 12.2 million.

•
Commercial paper and notes payable: Commercial paper and notes payable, net decreased in the 2015 period by $152.5 million, as the Company utilized a portion of the aforementioned proceeds from the sale of Datamax O'Neil to pay down commercial paper. The Company generally uses commercial paper borrowings for general corporate purposes, as well as the funding of acquisitions and repurchasing of its common stock.

•
Dividend payments: We paid $0.5 million more in dividends to common shareholders in 2015 as compared to 2014. Our dividends paid per common share increased 7% to $0.40 in 2015 compared to $0.375 in 2014.

•
Cash received from Knowles, net of cash distributed: In connection with the separation of Knowles from Dover in 2014, Knowles made a cash payment of $400.0 million to Dover immediately prior to the distribution. Dover received net cash of $359.2 million upon separation, which reflects cash held by Knowles at the time of distribution and retained by it in connection with its separation from Dover. Dover utilized the net proceeds from Knowles to pay down commercial paper and to repurchase shares of its common stock in the first quarter of 2014.

Cash Flows from Discontinued Operations

Cash flows generated from discontinued operations totaled $3.5 million for the three months ended March 31, 2015 as compared to cash used of $45.1 million for the three months ended March 31, 2014. These cash flows reflect the operating results of Sargent Aerospace and Datamax O'Neil (prior to its sale in the first quarter of 2015), as well as the results of Knowles prior to its spin-off in the first quarter of 2014. Cash used in the 2014 period includes costs incurred for the spin-off of Knowles of $25.8 million.

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

The following table reconciles our free cash flow to cash flow provided by operating activities:

	Three Months Ended March 31,
Free Cash Flow (dollars in thousands)	2015	2014
Cash flow provided by operating activities	$131,332	$28,361
Less: Capital expenditures	(27,956)	(32,695)
Free cash flow	$103,376	$(4,334)
Free cash flow as a percentage of revenue	6.0%	(0.2)%

For the three months ended March 31, 2015, we generated free cash flow of $103.4 million, representing 6.0% of revenue and 88.2% of net earnings from continuing operations. Free cash flow in 2015 increased $107.7 million over the prior year primarily due to $103.0 million higher cash from operating activities, which was driven by higher cash inflow from reductions in working capital relative to the prior year. We expect to generate free cash flow in 2015 of approximately 11.0% of revenue.

Net Debt to Net Capitalization

We utilize the net debt to net capitalization calculation (a non-GAAP measure) to assess our overall financial leverage and capacity and believe the calculation is useful to investors for the same reason. The following table provides a reconciliation of net debt to net capitalization to the most directly comparable GAAP measures:

Net Debt to Net Capitalization Ratio (dollars in thousands)	March 31, 2015	December 31, 2014
Current maturities of long-term debt	$300,002	$299,956
Commercial paper	325,500	478,000
Long-term debt	2,217,874	2,253,041
Total debt	2,843,376	3,030,997
Less: Cash and cash equivalents	(538,486)	(681,581)
Net debt	2,304,890	2,349,416
Add: Stockholders' equity	3,579,110	3,700,725
Net capitalization	$5,884,000	$6,050,141
Net debt to net capitalization	39.2%	38.8%

Our net debt to net capitalization ratio increased to 39.2% at March 31, 2015 from 38.8% at December 31, 2014. The increase in this ratio was driven primarily by the reduction in our net capitalization of $166.1 million. Share repurchases during the period of $200.1 million and currency translation losses of $84.1 million were the primary drivers of the decrease in net capitalization for the period. These reductions were partially offset by a decline in net debt due to lower commercial paper balances and favorable currency translation on the Euro-denominated debt.

We use commercial paper borrowings for general corporate purposes, including the funding of acquisitions and the repurchasing of our common stock.  We currently maintain an unsecured revolving credit facility with a syndicate of banks which permits borrowings up to $1 billion and expires on November 10, 2016. This facility is used primarily as liquidity back-up for our commercial paper program. We have not borrowed any funds under this facility nor do we anticipate doing so. If we were to draw down a loan, at our election, the loan would bear interest at a Eurodollar or Sterling rate based on LIBOR, plus an applicable margin ranging from 0.565% to 1.225% (subject to adjustment based on the rating accorded our senior unsecured debt by S&P and Moody’s) or at a base rate pursuant to a formula defined in the facility. Under this facility, we are required to maintain an interest coverage ratio of EBITDA to consolidated net interest expense of not less than 3.0 to 1. We were in compliance with this covenant and our other long-term debt covenants at March 31, 2015 and had a coverage ratio of 13.0 to 1. We are not aware of any potential impairment to our liquidity and expect to remain in compliance with all of our debt covenants.

We also have a current shelf registration statement filed with the SEC that allows for the issuance of additional debt securities that may be utilized in one or more offerings on terms to be determined at the time of the offering. Net proceeds of any offering would be used for general corporate purposes, including repayment of existing indebtedness, capital expenditures and acquisitions.

At March 31, 2015, our cash and cash equivalents totaled $538.5 million, of which $496.3 million was held outside the United States. Cash and equivalents are invested in highly liquid investment-grade money market instruments and bank deposits with maturities of three months or less. We regularly invest cash in excess of near-term requirements in money market instruments or short-term investments, which consist of investment grade time deposits with original maturity dates at the time of purchase of no greater than three months.

In 2014, we made a one-time cash dividend of approximately $235.0 million as a result of certain restructuring arising from the spin-off of Knowles. The U.S. tax consequences of this intercompany dividend, which were not significant, were reflected in income tax expense at the time. Since the remaining cash our foreign subsidiaries hold is generally used to finance foreign operations and investments, including acquisitions, it is our intent to indefinitely reinvest those funds outside the U.S. It is not practicable to estimate the amount of tax payable if some or all of such funds were to be repatriated and the amount of foreign tax credits available to reduce or eliminate the resulting U.S. income tax liability. Management believes it has sufficient liquidity to satisfy its cash needs, including its cash needs in the United States.

At March 31, 2015, we have an outstanding floating-to-floating cross currency swap agreement for a total notional amount of $50.0 million in exchange for CHF 65.1 million, which matures on October 15, 2015. This transaction continues to hedge a portion of our net investment in CHF-denominated operations. The agreement qualifies as a net investment hedge and the effective portion of the change in fair value is reported within the cumulative translation adjustment section of other comprehensive income. The fair value at March 31, 2015 reflected a loss of $16.9 million due to the strengthening of the Swiss franc relative to the U.S. dollar over the term of this arrangement. The Company intends to settle this hedge upon maturity in 2015.

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

Goodwill

Accounting Standards Codification ("ASC") 350, “Intangibles - Goodwill and Other Intangibles” provides guidance on an entity's subsequent measurement and recognition of goodwill and other intangibles, including required impairment testing. We perform our annual impairment testing in the fourth quarter; however, we are required to regularly assess whether a triggering event has occurred which would require interim impairment testing. We have considered the economic environments in which our businesses operate, particularly our Energy segment, due to the recent weakening of the oil and gas markets. We have determined that no triggering event has occurred which would require impairment testing at this time. We will continue to assess the economic environment throughout the year to determine whether a triggering event has occurred, thus requiring impairment testing.

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

Special Notes Regarding Forward-Looking Statements

This quarterly report on Form 10-Q, especially "Management’s Discussion and Analysis of Financial Condition and Results of Operations," contains "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. Such statements relate to, among other things, operating and strategic plans, income, earnings, cash flows, changes in operations, industries in which Dover businesses operate, anticipated market conditions and our positioning, global economies, and operating improvements. Forward-looking statements may be indicated by words or phrases such as "anticipates," "expects," "believes," “suggests," "will," "plans," "should," "would," "could," and "forecast," or the use of the future tense and similar words or phrases. Forward-looking statements are subject to inherent risks and uncertainties that could cause actual results to differ materially from current expectations, including, but not limited to, oil and natural gas demand, production growth, and prices; changes in exploration and production spending by Dover’s customers and changes in the level of oil and natural gas exploration and development; economic conditions generally and changes in economic conditions globally and in markets served by Dover businesses, including well activity and U.S. industrials activity; Dover’s ability to achieve expected savings from integration and other cost-control initiatives, such as lean and productivity programs as well as efforts to reduce sourcing input costs; the impact of interest rate and currency exchange rate fluctuations; the ability of Dover's businesses to expand into new geographic markets; Dover's ability to identify and successfully consummate value-adding acquisition opportunities or planned divestitures; changes in customer demand or the impact of loss of a significant customer, or loss or non-renewal of significant contracts; the ability of Dover's businesses to develop and launch new products, timing of such launches and risks relating to market acceptance by customers; the relative mix of products and services which impacts margins and operating efficiencies; increased competition and pricing pressures; the impact of loss of a single-source manufacturing facility; short-term capacity constraints; increases in the cost of raw materials; domestic and foreign governmental and public policy changes or developments, including environmental regulations, conflict minerals disclosure requirements, and tax policies; protection and validity of patent and other intellectual property rights; the impact of legal matters and legal compliance risks; conditions and events affecting domestic and global financial and capital markets; and a downgrade in Dover's credit ratings which, among other matters, could make obtaining financing more difficult and costly. Dover refers you to the documents that it files from time to time with the Securities and Exchange Commission, such as its reports on Form 10-K for a discussion of these and other risks and uncertainties that could cause its actual results to differ materially from its current expectations and from the forward-looking statements contained herein. Dover undertakes no obligation to update any forward-looking statement, except as required by law.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There has been no significant change in our exposure to market risk during the three months ended March 31, 2015. For a discussion of our exposure to market risk, refer to Item 7A, "Quantitative and Qualitative Disclosures about Market Risk," contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 ("Form 10-K").

Item 4. Controls and Procedures

At the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2015.

During the first quarter of 2015, there were no changes in the Company’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. In making its assessment of changes in internal control over financial reporting as of March 31, 2015, management has excluded all companies acquired in purchase business combinations during the twelve months ended March 31, 2015.  The Company is currently assessing the control environments of these acquisitions. These companies are wholly-owned by the Company and their total revenue for the three months ended March 31, 2015 represents approximately 4.7% of the Company’s consolidated revenue for the same period. Their excluded assets represent approximately 2.7% of the Company’s consolidated assets at March 31, 2015.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

See Part I, Notes to unaudited Condensed Consolidated Financial Statements, Note 13 Commitments and Contingent Liabilities.

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in our Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable.

(b)	Not applicable.

(c)	The table below presents shares of Dover stock that we acquired during the quarter.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased under the Plans or Programs (2)
January 1 to January 31	—	$—	—	15,000,000
February 1 to February 28	2,753,165	72.66	2,753,165	12,246,835
March 1 to March 31	—	—	—	12,246,835
For the First Quarter	2,753,165	$72.66	2,753,165	12,246,835

(1)
In January 2015, the Board of Directors approved a new standing share repurchase authorization, whereby the Company may repurchase up to 15,000,000 shares of its common stock over the following three years. All share repurchases in the first quarter of 2015 were made under this program.

(2)
As of March 31, 2015, the number of shares still available for repurchase under the January 2015 share repurchase authorization was 12,246,835. This program replaced the previous authorization, approved in May 2012, which authorized the repurchase of up to 10,000,000 shares during the five-year period ending May 2017. Additionally, the Company's $1.0 billion share repurchase program, approved in November 2012, was completed in the first quarter of 2014.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

10.1	Fourth Amendment, effective as of January 1, 2015, to the Dover Corporation Deferred Compensation Plan.*

31.1	Certificate pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, signed and dated by Brad M. Cerepak.

31.2	Certificate pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, signed and dated by Robert A. Livingston.

32	Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed and dated by Robert A. Livingston and Brad M. Cerepak.

101
The following materials from Dover Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 formatted in XBRL (eXtensible Business Reporting Language):  (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Statements of Comprehensive Earnings, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statement of Shareholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements.

* Executive compensation plan or arrangement

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

DOVER CORPORATION

Date:	April 21, 2015	/s/ Brad M. Cerepak
Brad M. Cerepak,
Senior Vice President & Chief Financial Officer
(Principal Financial Officer)

Date:	April 21, 2015	/s/ Raymond T. McKay, Jr.
Raymond T. McKay, Jr.
Vice President, Controller
(Principal Accounting Officer)

EXHIBIT INDEX

10.1	Fourth Amendment, effective as of January 1, 2015, to the Dover Corporation Deferred Compensation Plan.*

31.1	Certificate pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, signed and dated by Brad M. Cerepak.

31.2	Certificate pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, signed and dated by Robert A. Livingston.

32	Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed and dated by Robert A. Livingston and Brad M. Cerepak.

101
The following materials from Dover Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 formatted in XBRL (eXtensible Business Reporting Language):  (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Statements of Comprehensive Earnings, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statement of Shareholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements.

* Executive compensation plan or arrangement