Form 10-Q
period 2015-06-30
DOVER Corp
filed 2015-07-21
CIK 29905

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

or

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
Yes ☑  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12-b-2 of the Exchange Act.

Large accelerated filer ☑		Accelerated filer ☐
Non-accelerated filer ☐	(Do not check if smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐  No  ☑

The number of shares outstanding of the Registrant’s common stock as of July 14, 2015 was 156,465,420.

Dover Corporation
Form 10-Q

Item 1. Financial Statements

DOVER CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(in thousands, except per share figures)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenue	$1,758,628	$1,962,636	$3,474,129	$3,765,206
Cost of goods and services	1,104,060	1,194,537	2,192,402	2,289,247
Gross profit	654,568	768,099	1,281,727	1,475,959
Selling and administrative expenses	402,695	438,824	837,329	872,228
Operating earnings	251,873	329,275	444,398	603,731
Interest expense, net	31,988	31,961	64,025	64,616
Other income, net	(1,256)	(6,233)	(5,443)	(6,042)
Earnings before provision for income taxes and discontinued operations	221,141	303,547	385,816	545,157
Provision for income taxes	65,507	92,966	112,992	164,535
Earnings from continuing operations	155,634	210,581	272,824	380,622
Earnings (loss) from discontinued operations, net	176,762	3,378	269,082	(6,525)
Net earnings	$332,396	$213,959	$541,906	$374,097

Earnings per share from continuing operations:
Basic	$0.98	$1.26	$1.70	$2.26
Diluted	$0.97	$1.25	$1.69	$2.23

Earnings (loss) per share from discontinued operations:
Basic	$1.11	$0.02	$1.68	$(0.04)
Diluted	$1.10	$0.02	$1.66	$(0.04)

Net earnings per share:
Basic	$2.10	$1.29	$3.38	$2.23
Diluted	$2.07	$1.27	$3.35	$2.19

Dividends paid per common share	$0.40	$0.375	$0.80	$0.75

See Notes to Condensed Consolidated Financial Statements

DOVER CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Net earnings	$332,396	$213,959	$541,906	$374,097

Other comprehensive earnings (loss), net of tax
Foreign currency translation adjustments:
Foreign currency translation gains (losses) during period	39,287	10,971	(44,542)	(6,402)
Reclassification of foreign currency translation gains to earnings upon sale of subsidiaries	(2,837)	—	(3,117)	—
Total foreign currency translation	36,450	10,971	(47,659)	(6,402)

Pension and other postretirement benefit plans:
Amortization of actuarial losses included in net periodic pension cost	2,590	1,443	5,188	2,885
Amortization of prior service costs included in net periodic pension cost	1,227	1,392	2,455	2,784
Total pension and other postretirement benefit plans	3,817	2,835	7,643	5,669

Changes in fair value of cash flow hedges:
Unrealized net (losses) gains arising during period	(807)	79	351	(395)
Net gains reclassified into earnings	570	(50)	471	(189)
Total cash flow hedges	(237)	29	822	(584)

Other	277	745	491	619

Other comprehensive earnings (loss)	40,307	14,580	(38,703)	(698)

Comprehensive earnings	$372,703	$228,539	$503,203	$373,399

See Notes to Condensed Consolidated Financial Statements.

DOVER CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)

	June 30, 2015	December 31, 2014
Current assets:
Cash and cash equivalents	$595,168	$681,581
Receivables, net of allowances of $18,491 and $18,894	1,149,414	1,186,746
Inventories, net	844,355	863,737
Prepaid and other current assets	80,964	101,482
Deferred tax assets	67,224	63,276
Total current assets	2,737,125	2,896,822
Property, plant and equipment, net	827,908	837,069
Goodwill	3,455,814	3,491,557
Intangible assets, net	1,276,018	1,369,520
Other assets and deferred charges	169,952	168,246
Assets of discontinued operations	—	327,171
Total assets	$8,466,817	$9,090,385

Current liabilities:
Notes payable and current maturities of long-term debt	$381,951	$777,956
Accounts payable	606,346	615,332
Accrued compensation and employee benefits	195,170	272,822
Accrued insurance	98,680	95,896
Other accrued expenses	250,805	266,277
Federal and other taxes on income	80,753	11,071
Total current liabilities	1,613,705	2,039,354
Long-term debt	2,225,063	2,253,041
Deferred income taxes	577,258	564,207
Other liabilities	458,309	482,340
Liabilities of discontinued operations	—	50,718
Stockholders' equity:
Total stockholders' equity	3,592,482	3,700,725
Total liabilities and stockholders' equity	$8,466,817	$9,090,385

See Notes to Condensed Consolidated Financial Statements

DOVER CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)
(unaudited)

	Common Stock $1 Par Value	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Earnings (Loss)	Treasury Stock	Total Stockholders' Equity
Balance at December 31, 2014	$255,893	$900,833	$7,074,782	$(158,931)	$(4,371,852)	$3,700,725
Net earnings	—	—	541,906	—	—	541,906
Dividends paid	—	—	(127,659)	—	—	(127,659)
Common stock issued for the exercise of share-based awards	171	(3,190)	—	—	—	(3,019)
Tax benefit from the exercise of share-based awards	—	515	—	—	—	515
Share-based compensation expense	—	18,851	—	—	—	18,851
Common stock acquired	—	—	—	—	(500,134)	(500,134)
Other comprehensive loss, net of tax	—	—	—	(38,703)	—	(38,703)
Balance at June 30, 2015	$256,064	$917,009	$7,489,029	$(197,634)	$(4,871,986)	$3,592,482

Preferred Stock: $100 par value per share; 100,000 shares authorized; no shares issued.

See Notes to Condensed Consolidated Financial Statements

DOVER CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2015	2014
Operating Activities of Continuing Operations
Net earnings	$541,906	$374,097

Adjustments to reconcile net earnings to cash from operating activities:
(Earnings) loss from discontinued operations, net	(269,082)	6,525
Depreciation and amortization	158,209	151,421
Share-based compensation	18,851	16,413
Cash effect of changes in assets and liabilities:
Accounts receivable	17,459	(167,833)
Inventories	861	(97,258)
Prepaid expenses and other assets	1,025	(7,197)
Accounts payable	6,588	61,213
Accrued compensation and employee benefits	(87,716)	(58,934)
Accrued expenses and other liabilities	(21,313)	10,708
Accrued and deferred taxes, net	(17,805)	(58,646)
Other, net	1,260	(17,135)
Net cash provided by operating activities of continuing operations	350,243	213,374

Investing Activities of Continuing Operations
Additions to property, plant and equipment	(71,763)	(75,245)
Acquisitions (net of cash and cash equivalents acquired)	(6,500)	(143,087)
Proceeds from the sale of property, plant and equipment	7,723	1,838
Proceeds from the sale of businesses	685,000	4,482
Other	—	(21,766)
Net cash provided by (used in) investing activities of continuing operations	614,460	(233,778)

Financing Activities of Continuing Operations
Cash received from Knowles Corporation, net of cash distributed	—	359,197
Purchase of common stock	(500,134)	(317,571)
Proceeds from exercise of share-based awards, including tax benefits	3,481	15,738
Change in commercial paper and notes payable, net	(396,100)	(178,500)
Dividends paid to stockholders	(127,659)	(126,430)
Payments to settle employee tax obligations on exercise of share-based awards	(4,478)	(18,364)
Reduction of long-term debt	(42)	(45)
Net cash used in financing activities of continuing operations	(1,024,932)	(265,975)

Cash Flows from Discontinued Operations
Net cash (used in) provided by operating activities of discontinued operations	(10,053)	47,228
Net cash used in investing activities of discontinued operations	(1,984)	(15,607)
Net cash (used in) provided by discontinued operations	(12,037)	31,621

Effect of exchange rate changes on cash and cash equivalents	(14,147)	(1,736)

Net decrease in cash and cash equivalents	(86,413)	(256,494)
Cash and cash equivalents at beginning of period	681,581	803,882
Cash and cash equivalents at end of period	$595,168	$547,388

See Notes to Condensed Consolidated Financial Statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements, in accordance with Securities and Exchange Commission ("SEC") rules for interim periods, do not include all of the information and notes for complete financial statements as required by accounting principles generally accepted in the United States of America. As such, the accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Dover Corporation ("Dover" or the "Company") Annual Report on Form 10-K for the year ended December 31, 2014, which provides a more complete understanding of the Company’s accounting policies, financial position, operating results, business, properties, and other matters. The year-end condensed consolidated balance sheet was derived from audited financial statements. Certain amounts in the prior year have been reclassified to conform to the current year presentation.

As discussed in Note 4 Discontinued Operations, the Company reclassified two businesses within the Engineered Systems segment to discontinued operations in the fourth quarter of 2014 based on its intention to divest these businesses. Therefore, the Company has classified the results of operations, cash flows, and related assets and liabilities for these businesses as discontinued operations for all periods presented.

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

Knowles incurred $100,000 of borrowings under its revolving credit facility and $300,000 of borrowings under its term loan facility to finance a cash payment of $400,000 to Dover immediately prior to the distribution. Dover received total net cash of $359,955 upon separation, of which $359,197 was received during the six months ended June 30, 2014, which reflects cash held by Knowles on the distribution date and retained by it in connection with its separation from Dover. Dover utilized the net proceeds from Knowles to pay down commercial paper and to repurchase shares of its common stock in 2014.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)

3. Acquisitions

During the six months ended June 30, 2015, the Company acquired a product line in the Refrigeration & Food Equipment segment for a net cash consideration of $6,500. The Company assigned $2,076 to goodwill, $2,500 to customer intangibles, and $300 to other intangibles. Useful lives for customer and other intangibles were 7 years and 3 years, respectively. The goodwill identified by this acquisition reflects the benefits expected to be derived from product line expansion and operational synergies. Upon consummation of the acquisition, this business is now wholly-owned by Dover.

The Company has substantially completed the purchase price allocation for the 2015 acquisition.  However, if additional information is obtained about these assets and liabilities within the measurement period (not to exceed one year from the date of acquisition), including through asset appraisals and learning more about the newly acquired business, the Company will refine its estimates of fair value to allocate the purchase price more accurately; any such revisions are not expected to be significant.

The unaudited condensed consolidated statements of earnings include the results of this business from the date of acquisition.

Pro Forma Information

The following unaudited pro forma information illustrates the impact of both 2015 and 2014 acquisitions on the Company’s revenue and earnings from continuing operations for the three and six months ended June 30, 2015 and 2014. In 2014, the Company acquired Heidelberg CSAT GmbH, MS Printing Solutions, Timberline Manufacturing Company, WellMark Holdings, Inc., SweatMiser, and Liquip International for total consideration of $366,532, and Accelerated Companies for consideration of $435,722.

The 2015 and 2014 pro forma information assumes that the 2015 and 2014 acquisitions had taken place at the beginning of the prior year. Pro forma earnings are also adjusted to reflect the comparable impact of additional depreciation and amortization expense (net of tax) resulting from the fair value measurement of tangible and intangible assets relating to 2015 and 2014 acquisitions.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenue from continuing operations:
As reported	$1,758,628	$1,962,636	$3,474,129	$3,765,206
Pro forma	1,758,628	2,048,178	3,474,636	3,939,789
Earnings from continuing operations:
As reported	$155,634	$210,581	$272,824	$380,622
Pro forma (1)	155,634	216,182	278,947	392,376
Basic earnings per share from continuing operations:
As reported	$0.98	$1.26	$1.70	$2.26
Pro forma (1)	0.98	1.30	1.74	2.33
Diluted earnings per share from continuing operations:
As reported	$0.97	$1.25	$1.69	$2.23
Pro forma (1)	0.97	1.28	1.72	2.30

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)

4. Discontinued Operations

On March 2, 2015, the Company completed the sale of Datamax O'Neil for total proceeds of $185,000, which resulted in a net gain on sale of $87,781, of which $87,354 was recognized in the first quarter of 2015. On April 24, 2015, the Company completed the sale of Sargent Aerospace for total proceeds of $500,000, which resulted in a net gain on sale of $177,800. These businesses were previously included in the results of the Engineered Systems segment and were reclassified to discontinued operations in the fourth quarter of 2014 in connection with their impending sale at that time.

The results of discontinued operations for the three and six months ended June 30, 2015 and June 30, 2014 reflect the net earnings of these businesses prior to their respective sale dates. The results for the six months ended June 30, 2014 also include the historical results of Knowles prior to its distribution on February 28, 2014. Costs incurred by Dover to complete the spin-off of Knowles totaled $26,728 for the six months ended June 30, 2014, which are also reflected in the results of discontinued operations. See also Note 2 2014 Spin-off of Knowles Corporation.

Summarized results of the Company’s discontinued operations are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenue	$8,374	$123,577	$72,869	$407,257

Gain (loss) on sale, net of tax	178,227	(4,173)	265,581	(4,173)

(Loss) earnings from operations before taxes	(272)	12,205	8,708	4,363
Provision for income taxes	(1,193)	(4,654)	(5,207)	(6,715)
(Loss) earnings from operations, net of tax	(1,465)	7,551	3,501	(2,352)

Earnings (loss) from discontinued operations, net of tax	$176,762	$3,378	$269,082	$(6,525)

Assets and liabilities of discontinued operations are summarized below:

	June 30, 2015	December 31, 2014
Assets of Discontinued Operations:
Accounts receivable	$—	$46,691
Inventories, net	—	58,401
Prepaid and other current assets	—	8,571
Total current assets	—	113,663
Property, plant and equipment, net	—	31,573
Goodwill and intangible assets, net	—	181,798
Other assets and deferred charges	—	137
Total assets	$—	$327,171

Liabilities of Discontinued Operations:
Accounts payable	$—	$21,199
Other current liabilities	—	17,675
Total current liabilities	—	38,874
Deferred income taxes	—	8,752
Other liabilities	—	3,092
Total liabilities	$—	$50,718

At December 31, 2014, the assets and liabilities of discontinued operations relate to Sargent Aerospace and Datamax O'Neil, which were sold in 2015. Any remaining assets or liabilities relating to these businesses or other businesses previously sold are reflected in continuing operations.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)

5. Inventories, net

	June 30, 2015	December 31, 2014
Raw materials	$353,929	$352,016
Work in progress	158,645	147,715
Finished goods	454,387	483,912
Subtotal	966,961	983,643
Less reserves	(122,606)	(119,906)
Total	$844,355	$863,737

6. Property, Plant and Equipment, net

	June 30, 2015	December 31, 2014
Land	$53,532	$55,076
Buildings and improvements	535,530	537,474
Machinery, equipment and other	1,729,480	1,698,638
Subtotal	2,318,542	2,291,188
Less accumulated depreciation	(1,490,634)	(1,454,119)
Total	$827,908	$837,069

7. Goodwill and Other Intangible Assets

The following table provides the changes in carrying value of goodwill by segment for the six months ended June 30, 2015:

	Energy	Engineered Systems	Fluids	Refrigeration & Food Equipment	Total
Balance at December 31, 2014	$1,048,735	$1,270,178	$609,663	$562,981	$3,491,557
Acquisitions	—	—	—	2,076	2,076
Purchase price adjustments	8,152	—	—	—	8,152
Disposition of business (1)	—	(19,128)	—	—	(19,128)
Foreign currency translation	(3,656)	(10,899)	(9,947)	(2,341)	(26,843)
Balance at June 30, 2015	$1,053,231	$1,240,151	$599,716	$562,716	$3,455,814

(1)
Amount reflects additional goodwill allocated to Sargent Aerospace upon its disposition, based on the fair value of this business relative to the remaining entities within the Engineered Systems segment.

During the six months ended June 30, 2015, the Company recorded adjustments totaling $8,152 to goodwill relating to the finalization of the purchase price allocation to assets acquired and liabilities assumed for the 2014 acquisition of Accelerated Companies. The Company will continue to refine its estimates of fair value to allocate the purchase price more accurately; however, any such revisions are not expected to be significant.

Accounting Standards Codification ("ASC") 350, "Intangibles - Goodwill and Other Intangibles" provides guidance on an entity's subsequent measurement and recognition of goodwill and other intangibles, including required impairment testing. Dover performs its annual impairment testing in the fourth quarter; however, it is required to regularly assess whether a triggering event has occurred which would require interim impairment testing. It has considered the economic environments in which its businesses operate, particularly the Energy segment due to the weakening of the oil and gas markets. The Company has determined that no triggering event has occurred which would require impairment testing at this time. Dover will continue to assess the economic environment throughout the year to determine whether a triggering event has occurred, thus requiring impairment testing.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)

The following table provides the gross carrying value and accumulated amortization for each major class of intangible asset:

	June 30, 2015		December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Trademarks	$137,462	$39,727	$138,650	$34,097
Patents	148,902	111,615	150,404	108,484
Customer Intangibles	1,416,785	541,202	1,429,906	484,449
Unpatented Technologies	91,507	50,925	92,480	45,812
Drawings & Manuals	35,238	14,516	36,377	13,087
Distributor Relationships	64,614	35,994	64,614	34,377
Other	24,321	14,552	24,214	12,737
Total	1,918,829	808,531	1,936,645	733,043
Unamortized intangible assets:
Trademarks	165,720		165,918
Total intangible assets, net	$1,276,018		$1,369,520

Amortization expense totaled $39,619 and $38,009 for the three months ended June 30, 2015 and 2014, respectively. For the six months ended June 30, 2015 and 2014, amortization expense was $79,593 and $76,596, respectively.

8. Restructuring Activities

The following table details restructuring charges incurred by segment for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Energy	$2,556	$1,419	$20,378	$1,490
Engineered Systems	747	1,236	5,102	3,021
Fluids	58	(367)	2,155	538
Refrigeration & Food Equipment	(243)	10	(525)	10
Corporate	—	648	111	1,157
Total	$3,118	$2,946	$27,221	$6,216

These amounts are classified in the unaudited Condensed Consolidated Statements of Earnings as follows:

Cost of goods and services	$2,474	$1,189	$9,928	$1,732
Selling and administrative expenses	644	1,757	17,293	4,484
Total	$3,118	$2,946	$27,221	$6,216

The restructuring expenses of $3,118 and $27,221 incurred in the three and six months ended June 30, 2015 related to restructuring programs initiated during 2015 and 2014. These programs are designed to better align the Company's costs and operations with current market conditions through targeted facility consolidations, headcount reductions and other measures to further optimize operations. The Company expects the programs currently underway to be substantially completed in the next twelve to eighteen months.

The $3,118 of restructuring charges incurred during the second quarter of 2015 primarily included the following items:

•
The Energy segment incurred restructuring charges of $2,556 related to various programs across the segment focused on workforce reductions and facility consolidations. These programs were initiated to better align cost base with the anticipated demand environment in 2015.

•
The Engineered Systems segment recorded $747 of restructuring charges relating to headcount reductions across various businesses, well as actions taken to optimize costs related to administrative functions within the Printing & Identification platform.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)

The following table details the Company’s severance and other restructuring accrual activity:

	Severance	Exit	Total
Balance at December 31, 2014	$15,358	$6,663	$22,021
Restructuring charges	15,584	11,637	27,221
Payments	(21,151)	(6,356)	(27,507)
Foreign currency translation	(442)	(322)	(764)
Other, including write-offs of fixed assets	197	(7,019)	(6,822)
Balance at June 30, 2015	$9,546	$4,603	$14,149

The accrual balance at June 30, 2015 primarily reflects restructuring plans initiated during the year, as well as ongoing lease commitment obligations for facilities closed in earlier periods.

9. Borrowings

Borrowings consist of the following:

	June 30, 2015	December 31, 2014
Short-term
Current portion of long-term debt	$300,051	$299,956
Commercial paper	81,900	478,000
	$381,951	$777,956

	June 30, 2015	December 31, 2014
Long-term
4.875% 10-year notes due October 15, 2015	$299,934	$299,836
5.45% 10-year notes due March 15, 2018	349,093	348,928
2.125% 7-year notes due December 1, 2020 (Euro-denominated)	335,632	363,970
4.30% 10-year notes due March 1, 2021	449,852	449,839
6.65% 30-year debentures due June 1, 2028	199,534	199,517
5.375% 30-year debentures due October 15, 2035	296,764	296,685
6.60% 30-year notes due March 15, 2038	247,992	247,948
5.375% 30-year notes due March 1, 2041	345,910	345,830
Other	403	444
Total long-term debt	2,525,114	2,552,997
Less current installments	(300,051)	(299,956)
	$2,225,063	$2,253,041

The Company maintains a $1.0 billion unsecured revolving credit facility that expires on November 10, 2016. The Company primarily uses this facility as liquidity back-up for its commercial paper program and has not drawn down any loans under the $1.0 billion facility and does not anticipate doing so. The Company generally uses commercial paper borrowings for general corporate purposes, funding of acquisitions and the repurchases of its common stock. Under the credit facility, the Company is required to maintain an interest coverage ratio of EBITDA to consolidated net interest expense of not less than 3.0 to 1. The Company was in compliance with this covenant and its other long-term debt covenants at June 30, 2015, and it expects to remain in compliance with all of its debt covenants.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)

Interest expense and interest income for the three and six months ended June 30, 2015 and 2014 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Interest expense	$33,053	$32,933	$66,058	$66,624
Interest income	(1,065)	(972)	(2,033)	(2,008)
Interest expense, net	$31,988	$31,961	$64,025	$64,616

Letters of Credit

As of June 30, 2015, the Company had approximately $129,088 outstanding in letters of credit and guarantees with financial institutions, which expire at various dates in the last quarter of 2015 through 2020. These letters of credit are primarily maintained as security for insurance, warranty, and other performance obligations.

10. Financial Instruments

Derivatives

The Company is exposed to market risk for changes in foreign currency exchange rates due to the global nature of its operations and certain commodity risks. In order to manage these risks the Company has hedged portions of its forecasted sales and purchases that occur within the next twelve months and are denominated in non-functional currencies, with currency forward or collar contracts designated as cash flow hedges. At June 30, 2015 and December 31, 2014, the Company had contracts with U.S. dollar equivalent notional amounts of $36,508 and $47,047, respectively, to exchange foreign currencies, principally the U.S. dollar, Chinese Yuan, Euro, and pound sterling. The Company believes it is probable that all forecasted cash flow transactions will occur.

In addition, the Company had outstanding contracts with a total notional amount of $54,126 and $52,392 at June 30, 2015 and December 31, 2014, respectively, that are not designated as hedging instruments. These instruments are used to reduce the Company's exposure for operating receivables and payables that are denominated in non-functional currencies.

The Company also has an outstanding floating-to-floating cross currency swap agreement for a total notional amount of $50,000 in exchange for CHF 65,100, which expires on October 15, 2015. This transaction continues to hedge a portion of the Company’s net investment in CHF-denominated operations. The agreement qualifies as a net investment hedge and the effective portion of the change in fair value is reported within the cumulative translation adjustment section of other comprehensive income. The fair values at June 30, 2015 and December 31, 2014 reflected losses of $19,616 and $15,567, respectively, due to the strengthening of the Swiss franc relative to the U.S. dollar over the term of the arrangement. The Company intends to settle this hedge upon maturity in the fourth quarter of 2015.

The following table sets forth the fair values of derivative instruments held by the Company as of June 30, 2015 and December 31, 2014 and the balance sheet lines in which they are recorded:

	Fair Value Asset (Liability)
	June 30, 2015	December 31, 2014	Balance Sheet Caption
Foreign currency forward / collar contracts	$1,295	$973	Prepaid / Other assets
Foreign currency forward / collar contracts	—	(810)	Other accrued expenses
Net investment hedge - cross currency swap	(19,616)	(15,567)	Accrued expenses

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

Amounts recognized in other comprehensive earnings (loss) for the gains (losses) on its net investment hedges were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
(Loss) gain on Euro-denominated debt	$(6,975)	$6,269	$28,375	$3,365
(Loss) gain on Swiss franc cross-currency swap	(2,716)	309	(4,049)	(23)
Total (loss) gain on net investment hedges before tax	(9,691)	6,578	24,326	3,342
Tax benefit (expense)	3,392	(2,303)	(8,514)	(1,170)
Net (loss) gain on net investment hedges, net of tax	$(6,299)	$4,275	$15,812	$2,172

Fair Value Measurements

ASC 820, "Fair Value Measurements and Disclosures," establishes a fair value hierarchy that requires the Company to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. A financial instrument’s categorization within the hierarchy is based on the lowest level of input that is significant to the fair value measurement. ASC 820 establishes three levels of inputs that may be used to measure fair value.

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

The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2015 and December 31, 2014:

	June 30, 2015			December 31, 2014
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets:
Foreign currency cash flow hedges	$—	$1,295	$—	$—	$973	$—
Liabilities:
Foreign currency cash flow hedges	—	—	—	—	810	—
Net investment hedge derivative	—	19,616	—	—	15,567	—

In addition to fair value disclosure requirements related to financial instruments carried at fair value, accounting standards require interim disclosures regarding the fair value of all of the Company’s financial instruments.

The estimated fair value of long-term debt at June 30, 2015 and December 31, 2014 was $2,821,080 and $3,002,701, respectively, compared to the carrying value of $2,525,114 and $2,552,997, respectively. The estimated fair value of long-term debt is based on quoted market prices for similar instruments and is, therefore, classified as Level 2 within the valuation hierarchy.

The carrying values of cash and cash equivalents, trade receivables, accounts payable, and notes payable are reasonable estimates of their fair values as of June 30, 2015 and December 31, 2014 due to the short-term nature of these instruments.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)

11. Income Taxes

The effective tax rates for continuing operations for the three months ended June 30, 2015 and 2014 were 29.6% and 30.6%, respectively. Excluding unfavorable net discrete items in each period, the effective tax rates for the three months ended June 30, 2015 and 2014 were 29.3% and 30.4%, respectively. These discrete items principally resulted from the conclusion of certain federal, state and international tax audits. The reduction in the effective tax rate year over year is principally due to a change in the geographic mix of earnings.

The effective tax rates for continuing operations for the six months ended June 30, 2015 and 2014 were 29.3% and 30.2%, respectively. Excluding favorable net discrete items of $1.9 million in the prior year, the effective tax rate for the six months ended June 30, 2014 was 30.5%. These discrete items principally resulted from the conclusion of certain federal, state and international tax audits. The decrease in the effective tax rate for the six months ended June 30, 2015 relative to the prior year is due to the same factors discussed above.

Additionally, in the second quarter of 2015, the Company generated a $325.0 million gain for tax purposes on the sale of Sargent Aerospace. The tax liability resulting from the sale was $108.0 million which reflects utilization of the $8.6 million tax benefit generated in the first quarter by the sale of Datamax O'Neil.

Dover and its subsidiaries file tax returns in the U.S., including various state and local returns, and in other foreign jurisdictions.  We believe adequate provision has been made for all income tax uncertainties. The Company is routinely audited by taxing authorities in its filing jurisdictions, and a number of these audits are currently underway. We believe that within the next twelve months uncertain tax positions may be resolved and statutes of limitations will expire, which could result in a decrease in the gross amount of unrecognized tax benefits of approximately zero to $21.6 million, of which a portion will be reported as discontinued operations.

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

The performance share awards granted in 2014 and 2015 are considered performance condition awards as attainment is based on Dover's performance relative to established internal metrics. The fair value of these awards was determined using Dover's closing stock price on the date of grant. The expected attainment of the internal metrics for these awards is analyzed each reporting period, and the related expense is adjusted based on expected attainment, if that attainment differs from previous estimates. The cumulative effect on current and prior periods of a change in attainment is recognized in compensation cost in the period of change.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)

The fair value and average attainment used in determining compensation cost for the performance shares issued in 2014 and 2015 is as follows for the six months ended June 30, 2015:

	Performance shares
	2015	2014
Fair value per share at date of grant	$73.28	$82.51
Average attainment rate reflected in expense	24.87%	42.49%

Stock-based compensation is reported within selling and administrative expenses in the accompanying unaudited Condensed Consolidated Statements of Earnings. The following table summarizes the Company’s compensation expense relating to all stock-based incentive plans:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Pre-tax compensation expense (1)	$5,464	$7,912	$18,851	$16,413
Tax benefit	(1,917)	(2,835)	(6,681)	(5,835)
Total stock-based compensation expense, net of tax	$3,547	$5,077	$12,170	$10,578

(1)
The increase in share-based compensation expense for the six months ended June 30, 2015 relative to the prior year period is due to the acceleration of expense for awards granted in 2015 to certain employees that have satisfied the terms of retirement eligibility under the 2012 Equity and Cash Incentive Plan. As these individuals are guaranteed the right to vest in these awards, regardless of future service, the related expense was recognized immediately upon grant.

13. Commitments and Contingent Liabilities

Litigation

A few of the Company’s subsidiaries are involved in legal proceedings relating to the cleanup of waste disposal sites identified under federal and state statutes that provide for the allocation of such costs among "potentially responsible parties." In each instance, the extent of the Company’s liability appears to be very small in relation to the total projected expenditures and the number of other "potentially responsible parties" involved and is anticipated to be immaterial to the Company. In addition, a few of the Company’s subsidiaries are involved in ongoing remedial activities at certain current and former plant sites, in cooperation with regulatory agencies, and appropriate reserves have been established. At June 30, 2015 and December 31, 2014, the Company has reserves totaling $31,285 and $32,890, respectively, for environmental and other matters, including private party claims for exposure to hazardous substances, that are probable and estimable.

The Company and certain of its subsidiaries are also parties to a number of other legal proceedings incidental to their businesses. These proceedings primarily involve claims by private parties alleging injury arising out of use of the Company’s products, patent infringement, employment matters, and commercial disputes. Management and legal counsel, at least quarterly, review the probable outcome of such proceedings, the costs and expenses reasonably expected to be incurred and currently accrued to-date, and the availability and extent of insurance coverage. The Company has reserves for legal matters that are probable and estimable and not otherwise covered by insurance, and at June 30, 2015 and December 31, 2014, these reserves are not significant. While it is not possible at this time to predict the outcome of these legal actions, in the opinion of management, based on the aforementioned reviews, the Company is not currently involved in any legal proceedings which, individually or in the aggregate, could have a material effect on its financial position, results of operations, or cash flows.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)

Warranty Accruals

Estimated warranty program claims are provided for at the time of sale. Amounts provided for are based on historical costs and adjusted new claims. The changes in the carrying amount of product warranties through June 30, 2015 and 2014 are as follows:

	2015	2014
Beginning Balance, January 1	$49,388	$42,924
Provision for warranties	24,877	28,410
Settlements made	(28,390)	(26,814)
Other adjustments, including acquisitions and currency translation	(517)	972
Ending balance, June 30	$45,358	$45,492

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

The following tables set forth the components of the Company’s net periodic expense relating to retirement benefit plans:

Qualified Defined Benefits

	Three Months Ended June 30,				Six Months Ended June 30,
	U.S. Plan		Non-U.S. Plans		U.S. Plan		Non-U.S. Plans
	2015	2014	2015	2014	2015	2014	2015	2014
Service Cost	$3,916	$3,721	$1,663	$1,530	$7,831	$7,442	$3,351	$3,045
Interest Cost	5,791	6,315	1,476	2,023	11,582	12,629	2,962	4,006
Expected return on plan assets	(10,393)	(10,399)	(2,011)	(2,082)	(20,786)	(20,797)	(4,030)	(4,111)
Amortization:
Prior service cost	224	270	22	27	448	541	45	54
Recognized actuarial loss	3,155	2,072	661	222	6,310	4,144	1,336	443
Transition obligation	—	—	9	2	—	—	18	2
Settlement loss	—	—	—	—	—	—	—	3
Curtailments, special termination benefits, and settlements (1)	—	—	1	—	810	—	3	—
Net periodic expense	$2,693	$1,979	$1,821	$1,722	$6,195	$3,959	$3,685	$3,442

(1)
One-time charges of $810 reflected in pension expense for the six months ended June 30, 2015 represents curtailments, special termination benefits, and settlements for certain businesses classified as held for sale; therefore, this amount has been reflected in the results of discontinued operations.

The net periodic expense reflected above for non-U.S. plans for the six months ended June 30, 2014 excludes certain non-U.S. plans sponsored by Knowles that were distributed as part of the separation on February 28, 2014. The historical expense relating to these plans was not significant for the six months ended June 30, 2014. The expense relating to these plans is reflected in earnings from discontinued operations.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)

Non-Qualified Supplemental Benefits

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Service Cost	$935	$830	$1,870	$1,660
Interest Cost	1,265	1,537	2,531	3,074
Amortization:
Prior service cost	1,732	1,943	3,464	3,887
Recognized actuarial loss (gain)	72	(106)	143	(213)
Net periodic expense	$4,004	$4,204	$8,008	$8,408

Post-Retirement Plans

The Company also maintains post retirement benefit plans, although these plans are effectively closed to new entrants. The supplemental and post retirement benefit plans are supported by the general assets of the Company. The following table sets forth the components of the Company’s net periodic expense relating to its post-retirement benefit plans:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Service Cost	$40	$62	$81	$124
Interest Cost	128	157	256	314
Amortization:
Prior service cost	(93)	(102)	(186)	(204)
Recognized actuarial (gain) loss	(7)	13	(15)	26
Net periodic expense	$68	$130	$136	$260

The total amount amortized out of accumulated other comprehensive income into net periodic benefit expense totaled $5,775 and $4,341for the three months ended June 30, 2015 and 2014, respectively, and $11,563 and $8,680 for the six months months ended June 30, 2015 and 2014, respectively. The amortization included in other comprehensive income for the six months ended June 30, 2014 includes insignificant amounts related to plans sponsored by Knowles that were transfered as part of the separation in 2014.

Defined Contribution Retirement Plans

The Company also offers defined contribution retirement plans which cover the majority of its U.S. employees, as well as employees in certain other countries. The Company’s expense relating to defined contribution plans was $8,005, and $8,865 for the three months ended June 30, 2015 and 2014, respectively, and $17,011 and $17,242 for the six months ended June 30, 2015 and 2014.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)

15. Other Comprehensive (Loss) Earnings

The amounts recognized in other comprehensive (loss) earnings were as follows:

	Three Months Ended			Three Months Ended
	June 30, 2015			June 30, 2014
	Pre-tax	Tax	Net of tax	Pre-tax	Tax	Net of tax
Foreign currency translation adjustments (1)	$33,058	$3,392	$36,450	$13,274	$(2,303)	$10,971
Pension and other postretirement benefit plans	5,775	(1,958)	3,817	4,341	(1,506)	2,835
Changes in fair value of cash flow hedges	(364)	127	(237)	45	(16)	29
Other	317	(40)	277	873	(128)	745
Total other comprehensive earnings (loss)	$38,786	$1,521	$40,307	$18,533	$(3,953)	$14,580

(1)
Foreign currency translation adjustments for the three months ended June 30, 2015 include pre-tax losses of $9,691 on the Company's net investment hedges, which resulted in a tax benefit of $3,392 reflected in other comprehensive income. The three months ended June 30, 2014 reflect gains of $6,578 on these hedges, which resulted in a tax expense of $2,303 included in other comprehensive income. See also Note 10 Financial Instruments.

	Six Months Ended			Six Months Ended
	June 30, 2015			June 30, 2014
	Pre-tax	Tax	Net of tax	Pre-tax	Tax	Net of tax
Foreign currency translation adjustments (2)	$(39,145)	$(8,514)	$(47,659)	$(5,232)	$(1,170)	$(6,402)
Pension and other postretirement benefit plans	11,563	(3,920)	7,643	8,680	(3,011)	5,669
Changes in fair value of cash flow hedges	1,265	(443)	822	(898)	314	(584)
Other	558	(67)	491	767	(148)	619
Total other comprehensive (loss) earnings	$(25,759)	$(12,944)	$(38,703)	$3,317	$(4,015)	$(698)

(2)
Foreign currency translation adjustments for the six months ended June 30, 2015 and 2014 include pre-tax gains on the Company's net investment hedges of $24,326 and $3,342, respectively, which resulted in tax expense of $8,514 and $1,170 reflected in other comprehensive income for these respective periods. See also Note 10 Financial Instruments.

Total comprehensive earnings were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net earnings	$332,396	$213,959	$541,906	$374,097
Other comprehensive earnings (loss)	40,307	14,580	(38,703)	(698)
Comprehensive earnings	$372,703	$228,539	$503,203	$373,399

Amounts reclassified from accumulated other comprehensive earnings (loss) to earnings (loss) during the three and six months ended June 30, 2015 and 2014 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Pension and postretirement benefit plans:
Amortization of actuarial losses	$3,890	$2,203	$7,792	$4,402
Amortization of prior service costs	1,885	2,138	3,771	4,278
Total before tax	5,775	4,341	11,563	8,680
Tax provision	(1,958)	(1,506)	(3,920)	(3,011)
Net of tax	$3,817	$2,835	$7,643	$5,669

Cash flow hedges:
Net losses (gains) reclassified into earnings	$877	$(77)	$724	$(291)
Tax (provision) benefit	(307)	27	(253)	102
Net of tax	$570	$(50)	$471	$(189)

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

16. Segment Information

For management reporting and performance evaluation purposes, the Company categorizes its operating companies into four distinct reportable segments. Segment financial information and a reconciliation of segment results to consolidated results is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenue:
Energy	$366,044	$481,016	$796,467	$959,789
Engineered Systems	593,091	613,821	1,166,287	1,181,495
Fluids	351,511	346,275	691,747	691,284
Refrigeration & Food Equipment	448,115	522,357	820,212	933,850
Intra-segment eliminations	(133)	(833)	(584)	(1,212)
Total consolidated revenue	$1,758,628	$1,962,636	$3,474,129	$3,765,206

Earnings from continuing operations:
Segment earnings:
Energy	$40,909	$114,991	$93,214	$233,959
Engineered Systems	96,702	101,766	184,851	184,993
Fluids	70,168	63,112	124,802	121,054
Refrigeration & Food Equipment	65,732	84,926	101,882	129,788
Total segments	273,511	364,795	504,749	669,794
Corporate expense / other (1)	20,382	29,287	54,908	60,021
Net interest expense	31,988	31,961	64,025	64,616
Earnings before provision for income taxes and discontinued operations	221,141	303,547	385,816	545,157
Provision for taxes	65,507	92,966	112,992	164,535
Earnings from continuing operations	$155,634	$210,581	$272,824	$380,622

(1)
Certain expenses are maintained at the corporate level and not allocated to the segments. These expenses include executive and functional compensation costs, non-service pension costs, non-operating insurance expenses, and various administrative expenses relating to the corporate headquarters.

17. Share Repurchases

A summary of share repurchase activity is shown below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Shares of common stock repurchased	3,965,253	289,930	6,718,418	3,886,910
Spending on share repurchases (in thousands)	$300,079	$25,006	$500,134	$317,571
Average price paid per share	$75.68	$86.25	$74.44	$81.70

In January 2015, the Board of Directors approved a new standing share repurchase authorization, whereby the Company may repurchase up to 15,000,000 shares of its common stock over the following three years. This plan replaced the Company's $1.0 billion share repurchase program, which it completed in 2014. During the three and six months ended June 30, 2015, the Company repurchased 3,965,253 and 6,718,418 shares of common stock under the January 2015 authorization. As of June 30, 2015, there were 8,281,582 shares available to purchase under this plan.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)

Treasury shares increased to 99,599,062 at June 30, 2015 from a balance of 92,880,644 at December 31, 2014.

18. Earnings per Share

The following table sets forth a reconciliation of the information used in computing basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Earnings from continuing operations	$155,634	$210,581	$272,824	$380,622
Earnings (loss) from discontinued operations, net	176,762	3,378	269,082	(6,525)
Net earnings	$332,396	$213,959	$541,906	$374,097

Basic earnings (loss) per common share:
Earnings from continuing operations	$0.98	$1.26	$1.70	$2.26
Earnings (loss) from discontinued operations, net	$1.11	$0.02	$1.68	$(0.04)
Net earnings	$2.10	$1.29	$3.38	$2.23

Weighted average shares outstanding	158,640,000	166,474,000	160,137,000	168,103,000

Diluted earnings (loss) per common share:
Earnings from continuing operations	$0.97	$1.25	$1.69	$2.23
Earnings (loss) from discontinued operations, net	$1.10	$0.02	$1.66	$(0.04)
Net earnings	$2.07	$1.27	$3.35	$2.19

Weighted average shares outstanding	160,398,000	168,857,000	161,876,000	170,450,000

The following table is a reconciliation of the share amounts used in computing earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Weighted average shares outstanding - Basic	158,640,000	166,474,000	160,137,000	168,103,000
Dilutive effect of assumed exercise of employee stock options and SARs and vesting of performance shares	1,758,000	2,383,000	1,739,000	2,347,000
Weighted average shares outstanding - Diluted	160,398,000	168,857,000	161,876,000	170,450,000

Diluted per share amounts are computed using the weighted-average number of common shares and, if dilutive, potential common shares outstanding during the period.  Potential common shares consist of the incremental common shares issuable upon the exercise of stock options and SARs, and vesting of performance shares and restricted shares, as determined using the treasury stock method.

The weighted average number of anti-dilutive potential common shares excluded from the calculation above were 45,000 and 48,000 for the three months ended June 30, 2015 and 2014, respectively, and 35,000 and zero for the six months ended June 30, 2014.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)

19. Recent Accounting Standards

Recently Issued Accounting Standards

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09 that introduces a new five-step revenue recognition model in which an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU also requires disclosures sufficient to enable users to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers, including qualitative and quantitative disclosures about contracts with customers, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. The original standard was effective for fiscal years beginning after December 15, 2016; however, in July 2015, the FASB approved a one-year deferral of this standard, with a new effective date for fiscal years beginning after December 15, 2017. The Company is currently evaluating the new guidance to determine the impact it will have on its consolidated financial statements.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Refer to the section below entitled "Special Notes Regarding Forward-Looking Statements" for a discussion of factors that could cause our actual results to differ from the forward-looking statements contained below and throughout this quarterly report.

Throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operations ("MD&A"), we refer to measures used by management to evaluate performance, including a number of financial measures that are not defined under accounting principles generally accepted in the United States of America ("GAAP"). These include organic revenue, organic revenue growth, free cash flow and adjusted working capital. Organic revenue and organic revenue growth refer to revenue and revenue growth excluding the impacts of foreign exchange, acquisitions and divestitures. Free cash flow is operating cash flow less capital spending, while adjusted working capital refers to accounts receivable, plus inventory, less accounts payable. We believe these measures provide investors with important information that is useful in understanding our business results and trends. Reconciliations within this MD&A provide more details on the use and derivation of these measures.

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

•
Our Engineered Systems segment is comprised of two platforms, Printing & Identification and Industrials, and is focused on the design, manufacture and service of critical equipment and components serving the printing & identification, vehicle service, environmental solutions, and industrial end markets.

•
Our Fluids segment, serving the Fluid Transfer and Pumps end markets, is focused on the safe handling of critical fluids across the retail fueling, chemical, hygienic, oil and gas, and industrial end markets.

•	Our Refrigeration & Food Equipment segment is a provider of innovative and energy efficient equipment and systems serving the commercial refrigeration and food service end markets.

The following table shows the percentage of total revenue and segment earnings generated by each of our four segments for the three months ended June 30, 2015 and 2014:

	Revenue		Segment Earnings
	Three Months Ended June 30,		Three Months Ended June 30,
	2015	2014	2015	2014
Energy	20.8%	24.5%	15.0%	31.5%
Engineered Systems	33.7%	31.3%	35.4%	27.9%
Fluids	20.0%	17.6%	25.6%	17.3%
Refrigeration & Food Equipment	25.5%	26.6%	24.0%	23.3%

Second quarter 2015 consolidated revenue of $1.8 billion declined $204.0 million, or 10.4%, as compared to the second quarter 2014 comprised of a 9.6% decrease in organic revenue and a 4.4% unfavorable impact due to foreign currency translation, offset, in part, by a 3.6% increase attributable to acquisitions. Our results continue to be impacted by diminished demand and significant customer inventory reductions in our North American Energy markets. The second quarter was also impacted by reduced activity related to customer capital spending in retail refrigeration, oil and gas related pumps markets, and certain industrial businesses within Engineered Systems. We currently anticipate capital spending in these markets to remain muted for the balance of the year.

From a geographic perspective, our U.S. activity declined, largely driven by our exposure to oil and gas markets. In addition, our Asian markets declined, while Europe remained solid. Finally, due to the weakening of certain foreign currencies relative to the U.S. dollar, particularly the Euro, consolidated revenue was negatively impacted by foreign currency translation of approximately $86.0 million, most notably within the Engineered Systems, Fluids, and Refrigeration & Food Equipment segments.

In connection with our commitment to optimize shareholder return, we continually assess our business portfolio. During the second quarter 2015, we completed the sale of Sargent Aerospace for total cash proceeds of $500.0 million, resulting in a net gain on sale of $177.8 million. We also sold Datamax O’Neil in the first quarter of 2015 for $185.0 million and recognized a gain of $87.8 million.

In January 2015, the Board of Directors approved a new standing share repurchase authorization for up to 15.0 million shares of our common stock over three years. During the second quarter of 2015, we repurchased 4.0 million shares of our common stock under this program for $300.1 million, or an average share price of $75.68. As of June 30, 2015, there were 8.3 million shares available for repurchase under our authorization, reflecting year-to-date purchases of 6.7 million.

We completed previously announced actions to adjust our costs and further streamline our businesses, as well as initiated new actions to better align our cost base with the demand environment, particularly within our Energy segment. These actions resulted in second quarter 2015 restructuring charges of $3.1 million, most notably related to various programs across our Energy segment. In total, we have incurred approximately $64.6 million in restructuring charges over the last three quarters. We currently expect full year 2015 restructuring expenses of approximately $40.0 million to $45.0 million, inclusive of our first and second quarter actions, principally within our Energy segment. The 2015 cost savings expected to be realized as a result of the restructuring programs initiated in late 2014 and early 2015 is within the range of $90.0 million to $95.0 million. We will continue to pursue additional cost reduction opportunities throughout the remainder of 2015, as we continue to align our costs with market demands.

We expect to see the following trends in the second half of the year:

•	Within our Energy segment, the continuation of challenged markets, as well as the stabilization of drilling order rates as customer inventory reductions dissipate;

•	Continued growth in both the Printing & Identification and Industrials platforms of our Engineered Systems segment;

•	Within our Fluids segment, the continuation of global market growth in the Fluid Transfer end markets and for the majority of our Pumps businesses, with margin remaining strong; and

•
For our Refrigeration & Food Equipment segment, lower order activity for retail refrigeration, reflecting the continuation of reduced customer capital spending, partially offset by strong activity for our glass door, heat exchanger, and commercial food equipment businesses.

Due to continued weak fundamentals in the North American oil & gas markets, and generally weaker customer capital spending in retail refrigeration and certain industrial end-markets, we have reduced our forecast for 2015 full-year revenue and diluted earnings per share from continuing operations ("EPS") as compared to those previously communicated. The Company now expects full-year revenue to decline 8.0% to 9.0% versus a prior revenue forecast of a decline of 4.0% to 6.0%. This revised forecast includes an organic revenue decline of 7.0% to 8.0%, a 4.0% unfavorable impact from foreign currencies, and growth from completed acquisitions of 3.0%. Full-year EPS is now anticipated to be in the range of $3.75 to $3.90, as compared to its prior guidance of $4.20 to $4.40.

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

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in thousands, except per share figures)	2015	2014	% Change	2015	2014	% Change
Revenue	$1,758,628	$1,962,636	(10.4)%	$3,474,129	$3,765,206	(7.7)%
Cost of goods and services	1,104,060	1,194,537	(7.6)%	2,192,402	2,289,247	(4.2)%
Gross profit	654,568	768,099	(14.8)%	1,281,727	1,475,959	(13.2)%
Gross profit margin	37.2%	39.1%	(1.9)	36.9%	39.2%	(2.3)

Selling and administrative expenses	402,695	438,824	(8.2)%	837,329	872,228	(4.0)%
Selling and administrative as a percent of revenue	22.9%	22.4%	0.5	24.1%	23.2%	0.9

Interest expense, net	31,988	31,961	0.1%	64,025	64,616	(0.9)%
Other income, net	(1,256)	(6,233)	nm*	(5,443)	(6,042)	nm*

Provision for income taxes	65,507	92,966	(29.5)%	112,992	164,535	(31.3)%
Effective tax rate	29.6%	30.6%	(1.0)	29.3%	30.2%	(0.9)

Earnings from continuing operations	155,634	210,581	(26.1)%	272,824	380,622	(28.3)%
Earnings (loss) from discontinued operations, net	176,762	3,378	nm*	269,082	(6,525)	nm*
Earnings from continuing operations per common share - diluted	$0.97	$1.25	(22.4)%	$1.69	$2.23	(24.2)%
* nm - not meaningful

Revenue

Second quarter revenue decreased $204.0 million, or 10.4%, as compared to the second quarter of 2014 driven by a 9.6% decrease in organic revenue due to continued weak fundamentals in the North American oil & gas markets and reduced activity in retail refrigeration and certain industrial end-markets. This decline was partially offset by the impact of recent acquisitions, largely within the Energy segment, most notably Accelerated Companies and Wellmark Holdings, resulting in a 3.6% increase to revenue. Additionally, the impacts of foreign currency, especially the Euro, resulted in an unfavorable impact to revenue of approximately 4.4%.

Revenue for the six months ended June 30, 2015 decreased $291.1 million, or 7.7%. The decrease primarily reflects organic revenue decline of 7.8%, driven by the aforementioned weaknesses in oil & gas markets, and retail refrigeration. Growth of 4.2% related to acquisitions, primarily within the Energy segment, were mostly offset by an unfavorable impact from foreign currency of 4.1%.

Gross Profit

Gross profit for the second quarter of 2015 decreased $113.5 million, or 14.8% in connection with the declining revenues for the period. Gross profit margin declined 190 basis points primarily due to significant revenue declines in those businesses with historically higher margin contributions, leading to an unfavorable product mix. In addition, higher labor costs and reduced leverage on fixed overhead contributed to the decline in gross profit margin for the three months ended June 30, 2015 relative to the prior year.

For the six months ended June 30, 2015, gross profit decreased $194.2 million, or 13.2%, from the comparable 2014 period and gross profit margin decreased 230 basis points to 36.9%. An unfavorable product mix and higher labor costs contributed to the decline in gross profit margin during this period. Reflected in cost of goods sold for the period were $8.2 million higher restructuring charges and $9.8 million higher acquisition-related depreciation and amortization, which represented approximately 50 basis points of the decline in gross profit margin.

Selling and Administrative Expenses

Selling and administrative expenses decreased $36.1 million, or 8.2%, as compared to the prior year quarter, reflecting the impact of cost savings realized as the result of restructuring programs. As a percentage of revenue, selling and administrative expenses increased 50 basis points in 2015 to 22.9%, reflecting deleveraging of fixed administrative and restructuring costs incurred during the quarter.

For the six months ended June 30, 2015, selling and administrative expenses decreased $34.9 million, or 4.0%. The current year expense includes $12.8 million higher restructuring charges to align our businesses with anticipated market conditions. As a percentage of revenue, selling and administrative expenses increased 90 basis points in 2015 to 24.1%, of which restructuring represented approximately 30 basis points of the increase.

Non-Operating Items

Other income, net
Other income of $1.3 million for the three months ended June 30, 2015 primarily reflects a one-time favorable legal settlement. The prior year income of $6.2 million included approximately $4.0 million of income related to an insurance settlement for property damage and acquisition termination fees, as well as $1.0 million in foreign exchange gains resulting from the remeasurement and settlement of foreign currency denominated balances.

Other income of $5.4 million for the six months ended June 30, 2015 primarily reflects a one-time favorable insurance settlement of $3.6 million and the aforementioned legal settlement of $1.2 million, as well as earnings from minority interest investments of $1.5 million. These income items were offset by approximately $1.0 million of foreign exchange losses from the the remeasurement of balances denominated in foreign currencies. The prior year income of $6.0 million included $6.0 million of income related to insurance settlements for property damage and acquisition termination fees, which were partially offset by foreign exchange losses of $1.7 million.

Income Taxes

The effective tax rates for continuing operations for the three months ended June 30, 2015 and 2014 were 29.6% and 30.6%, respectively. Excluding unfavorable net discrete items in each period, the effective tax rates for the three months ended June 30, 2015 and 2014 were 29.3% and 30.4%, respectively. These discrete items principally resulted from the conclusion of certain federal, state and international tax audits. The reduction in the effective tax rate year over year is principally due to a change in our geographic mix of earnings.

The effective tax rates for continuing operations for the six months months ended June 30, 2015 and 2014 were 29.3% and 30.2%, respectively. Excluding favorable net discrete items of $1.9 million in the prior year, the effective tax rate for the six months ended June 30, 2014 was 30.5%. These discrete items principally resulted from the conclusion of certain federal, state and international tax audits. The decrease in the effective tax rate for the six months ended June 30, 2015 relative to the prior year is due to the same factors discussed above.

Additionally, in the second quarter of 2015, the Company generated a $325.0 million gain for tax purposes on the sale of Sargent Aerospace. The tax liability resulting from the sale was $108.0 million which reflects utilization of the $8.6 million tax benefit generated in the first quarter by the sale of Datamax O'Neil.

Dover and its subsidiaries file tax returns in the U.S., including various state and local returns, and in other foreign jurisdictions.  We believe adequate provision has been made for all income tax uncertainties. The Company is routinely audited by taxing authorities in its filing jurisdictions, and a number of these audits are currently underway. We believe that within the next twelve months uncertain tax positions may be resolved and statutes of limitations will expire, which could result in a decrease in the gross amount of unrecognized tax benefits of approximately zero to $21.6 million, of which a portion will be reported as discontinued operations.

Earnings from Continuing Operations

Earnings from continuing operations for the three months ended June 30, 2015 decreased 26.1% to $155.6 million, or $0.97 diluted earnings per share. For the six months ended June 30, 2015 and 2014, earnings from continuing operations decreased 28.3% to $272.8 million. The decrease in earnings is primarily the result of lower revenues, especially within the drilling and production end markets, and higher restructuring charges. The decrease in earnings per share reflects the decrease in earnings, offset by lower weighted average shares outstanding for the 2015 period relative to the prior year.

Discontinued Operations

Management evaluates Dover’s businesses periodically for their strategic fit within its operations. Accordingly, the results of discontinued operations for the three and six months ended June 30, 2015 and 2014 reflect the net earnings of certain businesses that were either held for sale or have been previously sold. The Company completed the sale of Datamax O'Neil in the first quarter of 2015 for a gain on sale of $87.8 million. The Company also sold Sargent Aerospace in the second quarter of 2015 for a gain on sale of $177.8 million. These gains are reflected in earnings from discontinued operations. Additionally, in connection with the separation of Knowles from Dover on February 28, 2014, the results of operations and cash flows of Knowles are reflected within discontinued operations for the three and six months ended June 30, 2014 as well as costs incurred by Dover to complete the spin-off of Knowles, totaling $26.7 million. See Note 4 Discontinued Operations.

Restructuring Activities

The restructuring expenses of $3.1 million and $27.2 million incurred in the three and six months ended June 30, 2015 relate to restructuring programs initiated during 2015 and 2014. These programs are designed to better align the Company's costs and operations with current market conditions through targeted facility consolidations, headcount reductions and other measures. The Company currently expects full year 2015 restructuring expenses of approximately $40.0 million to $45.0 million, inclusive of our first and second quarter actions, principally within the Energy segment. The Company expects the programs currently underway to be substantially completed in the next twelve to eighteen months.

The $3.1 million of restructuring charges incurred during the second quarter of 2015 primarily included the following items:

•
The Energy segment incurred restructuring charges of $2.6 million related to various programs across the segment focused on workforce reductions and facility consolidations. These programs were initiated to better align cost base with the anticipated demand environment in 2015.

•
The Engineered Systems segment recorded $0.7 million of restructuring charges relating to headcount reductions across various businesses, well as actions taken to optimize costs related to administrative functions within the Printing & Identification platform.

For the three and six months ended June 30, 2014, the Company incurred restructuring charges of $2.9 million and $6.2 million, respectively, for programs at several targeted facilities to optimize cost structure, across several of the segments. See Note 8 Restructuring Activities in our Condensed Consolidated Financial Statements for additional information related to our restructuring programs.

SEGMENT RESULTS OF OPERATIONS

Energy
Our Energy segment, serving the Drilling & Production, Bearings & Compression, and Automation end markets, is a provider of customer driven solutions and services for safe and efficient production and processing of fuels worldwide, and has a strong presence in the bearings and compression and automation markets.

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in thousands)	2015	2014	% Change	2015	2014	% Change
Revenue:
Drilling & Production	$247,400	$352,235	(29.8)%	$546,930	$704,762	(22.4)%
Bearings & Compression	79,616	83,549	(4.7)%	157,207	167,005	(5.9)%
Automation	39,348	45,886	(14.2)%	93,022	89,263	4.2%
Eliminations	(320)	(654)		(692)	(1,241)
Total	$366,044	$481,016	(23.9)%	$796,467	$959,789	(17.0)%

Segment earnings	$40,909	$114,991	(64.4)%	$93,214	$233,959	(60.2)%
Operating margin	11.2%	23.9%		11.7%	24.4%

Segment EBITDA	$73,649	$140,798	(47.7)%	$160,381	$285,341	(43.8)%
Segment EBITDA margin	20.1%	29.3%		20.1%	29.7%

Other measures:
Depreciation and amortization	$32,740	$25,807	26.9%	$67,167	$51,382	30.7%
Bookings	345,079	477,162	(27.7)%	761,707	955,631	(20.3)%
Backlog				194,819	206,415	(5.6)%

Components of revenue decline:			Q2 2015 vs. Q2 2014			YTD 2015 vs. 2014
Organic decline			(34.2)%			(28.9)%
Acquisitions			12.0%			13.6%
Foreign currency translation			(1.7)%			(1.7)%
			(23.9)%			(17.0)%

Second Quarter 2015 Compared to the Second Quarter 2014

Energy revenue decreased $115.0 million, or 23.9%, in the second quarter of 2015 as compared to the second quarter of 2014, comprised of an organic revenue decline of 34.2%, 12.0% acquisition-related growth, and an unfavorable impact from foreign currency translation of 1.7%.

•
Drilling & Production end market revenue (representing 67.6% of segment revenue) decreased $104.8 million, or 29.8%, due to diminished demand and significant customer inventory reductions in our North American markets. The decrease in revenue for Drilling & Production was partially offset by acquisition-related growth, mainly due to our October 2014 acquisition of Accelerated Companies LLC.

•
Bearings & Compression end market revenue (representing 21.7% of segment revenue) decreased $3.9 million, or 4.7%. Strength within our Compression end market was more than offset by ongoing declines in our Bearings end market, as slower OEM build rates continued, especially with oil and gas customers.

•
Automation end market revenue (representing approximately 10.7% of segment revenue) decreased $6.5 million, or 14.2%. The favorable impact of recent acquisitions was more than offset by customer project delays, as low oil prices and uncertainties resulted in reduced capital spending by service and exploration and production companies.

Segment earnings decreased $74.1 million, or 64.4%, for our Energy segment, as compared to the prior year quarter, primarily driven by lower volume for our businesses serving the Drilling & Production end market. In addition, the current year quarter included restructuring charges of $2.6 million, as the segment continued targeted workforce reductions and facility consolidations.

Operating margin declined from 23.9% to 11.2%, as compared to the prior year quarter, mainly due to the aforementioned impact of weak market dynamics, as well as higher acquisition-related costs from recent acquisitions, including depreciation and amortization ($5.5 million increase) and modest price declines.

Bookings for the second quarter decreased 27.7% from the prior year quarter, reflecting weak oil and gas markets. Book-to-bill was 0.94.

Six Months Ended June 30, 2015 Compared to the Six Months Ended June 30, 2014

Revenue generated by our Energy segment for the six months ended June 30, 2015 decreased $163.3 million, or 17.0%, comprised of an organic revenue decline of 28.9%, 13.6% acquisition-related growth, and an unfavorable impact from foreign currency translation of 1.7%. Volume decline across the segment, due to the aforementioned market deterioration in the North American oil and gas markets, drove the overall decrease in revenue.

Earnings for the six months ended June 30, 2015 decreased $140.7 million, or 60.2%, as compared to the prior year to date. Results for our businesses serving the Drilling & Production end markets and higher acquisition-related costs from recent acquisitions, including depreciation and amortization expense ($18.7 million increase), contributed to the decline. In addition, current year to date restructuring charges totaled $20.4 million, an increase of $18.9 million as compared to the prior year to date. These charges related to programs targeted at workforce reductions and facility consolidations to reduce costs and gain operating efficiencies, with $13.7 million related specifically to our businesses serving the Drilling & Production end market. The aforementioned incremental acquisition-related costs and higher restructuring charges impacted operating margin as compared to the prior year period.

Engineered Systems
Our Engineered Systems segment is comprised of two platforms, Printing & Identification and Industrials, and is focused on the design, manufacture and service of critical equipment and components serving the printing & identification, vehicle service, environmental solutions and industrial end markets.

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in thousands)	2015	2014	% Change	2015	2014	% Change
Revenue:
Printing & Identification	$229,934	$252,354	(8.9)%	$460,115	$484,033	(4.9)%
Industrials	363,157	361,467	0.5%	706,172	697,462	1.2%
Total	$593,091	$613,821	(3.4)%	$1,166,287	$1,181,495	(1.3)%

Segment earnings	$96,702	$101,766	(5.0)%	$184,851	$184,993	(0.1)%
Operating margin	16.3%	16.6%		15.8%	15.7%

Segment EBITDA	$111,094	$117,748	(5.7)%	$213,769	$216,825	(1.4)%
Segment EBITDA margin	18.7%	19.2%		18.3%	18.4%

Other measures:
Depreciation and amortization	$14,392	$15,982	(9.9)%	$28,918	$31,832	(9.2)%

Bookings:
Printing & Identification	$224,209	$245,445	(8.7)%	$459,845	$495,879	(7.3)%
Industrials	336,173	363,773	(7.6)%	673,243	734,722	(8.4)%
Eliminations	(6)	(16)		(25)	(34)
	$560,376	$609,202	(8.0)%	$1,133,063	$1,230,567	(7.9)%
Backlog:
Printing & Identification				$103,403	$128,912	(19.8)%
Industrials				248,592	268,680	(7.5)%
				$351,995	$397,592	(11.5)%

Components of revenue growth:			Q2 2015 vs. Q2 2014			YTD 2015 vs. 2014
Organic growth			3.1%			4.4%
Acquisitions			—%			0.6%
Foreign currency translation			(6.5)%			(6.3)%
			(3.4)%			(1.3)%

Second Quarter 2015 Compared to the Second Quarter 2014

Engineered Systems revenue for the second quarter of 2015 decreased $20.7 million, or 3.4%, as compared to the second quarter of 2014 primarily driven by an unfavorable impact from foreign currency of 6.5%, partially offset by organic growth of 3.1%.

•
Revenue of our Printing & Identification platform (representing 38.8% of segment revenue) decreased $22.4 million, or 8.9%. The growth in organic revenue of 3.7% was more than offset by the negative impact of foreign currency translation of 12.6%, as the Euro and several other currencies weakened against the U.S. dollar.

•
Revenue of our Industrials platform (representing 61.2% of segment revenue), increased $1.7 million, or less than 1.0%, as compared to the prior year quarter. Organic growth of 2.7% was driven by continued strong results in our waste handling and auto-related businesses, partially offset by softness in other Industrials businesses. This increase was partially offset by a 2.2% unfavorable foreign currency translation impact.

Engineered Systems segment earnings decreased $5.1 million, or 5.0%, as compared to the prior year quarter. Increased volume as a result of organic growth was more than offset by the significant, unfavorable impact from foreign currencies. Operating margin remained relatively stable as compared to the prior year quarter, as productivity gains and volume leverage offset the negative impact of higher labor costs and unfavorable business mix in our Industrials platform. In addition, a one-time favorable legal settlement of $1.2 million offset restructuring and other one-time charges in the quarter.

Segment bookings decreased 8.0% as compared to the comparable prior year period, reflecting a decline in organic bookings of 1.9%, with the remaining decline due to foreign currency translation. Our Printing & Identification bookings increased 3.1% after adjusting for negative foreign currency translation impact. Industrials bookings decreased 5.3% organically, primarily reflecting the softness in capital spending in Asian and European markets. Book-to-bill for Printing & Identification was 0.98, while Industrials was 0.93. Overall, book-to-bill was 0.94.

Six Months Ended June 30, 2015 Compared to the Six Months Ended June 30, 2014

Engineered Systems revenue for the six months ended June 30, 2015 decreased $15.2 million, or 1.3%, comprised of 4.4% organic revenue growth, 0.6% growth from recent acquisitions and an unfavorable impact from foreign currency translation of 6.3%. The revenue trends for the six-month period were relatively consistent in each of our end markets to those outlined for the quarter.

Earnings for the six months ended June 30, 2015 remained flat as compared to the 2014 period. One-time gains, including a favorable insurance settlement of $3.6 million and legal settlement of $1.2 million, offset higher restructuring charges of $2.1 million and the impact of business mix.

Fluids
Our Fluids segment, serving the Fluid Transfer and Pumps end markets, is focused on the safe handling of critical fluids across the retail fueling, chemical, hygienic, oil and gas, and industrial end markets.

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in thousands)	2015	2014	% Change	2015	2014	% Change
Revenue:
Fluid Transfer	$196,696	$191,606	2.7%	$391,867	$371,372	5.5%
Pumps	154,815	154,669	0.1%	299,880	319,912	(6.3)%
	$351,511	$346,275	1.5%	$691,747	$691,284	0.1%

Segment earnings	$70,168	$63,112	11.2%	$124,802	$121,054	3.1%
Operating margin	20.0%	18.2%		18.0%	17.5%

Segment EBITDA	$83,816	$78,420	6.9%	$152,298	$152,728	(0.3)%
Segment EBITDA margin	23.8%	22.6%		22.0%	22.1%

Other measures:
Depreciation and amortization	$13,648	$15,308	(10.8)%	$27,496	$31,674	(13.2)%
Bookings	333,695	375,009	(11.0)%	673,005	737,952	(8.8)%
Backlog				240,389	348,508	(31.0)%

Components of revenue growth:			Q2 2015 vs. Q2 2014			YTD 2015 vs. 2014
Organic growth			5.9%			3.9%
Acquisitions			2.2%			2.1%
Foreign currency translation			(6.6)%			(5.9)%
			1.5%			0.1%

Second Quarter 2015 Compared to the Second Quarter 2014

Fluids revenue for the second quarter of 2015 increased $5.2 million, or 1.5%, comprised of organic growth of 5.9%, growth from recent acquisitions of 2.2% and an unfavorable impact from foreign currency translation of 6.6%.

•
Fluid Transfer revenue (representing 56.0% of segment revenue) grew $5.1 million, or 2.7%, as compared to the prior year period. The Fluid Transfer businesses continue to benefit from solid demand in global retail fueling markets and increased safety and environmental regulations, as well as acquisition-related growth, partially offset by an unfavorable impact from foreign currency translation.

•
Pumps revenue (representing 44.0% of segment revenue) remained relatively flat as compared with the prior year period, as strong shipment activity in our project-related pumps business was offset by foreign currency headwinds and slower activity in oil and gas-related pump markets.

Earnings in our Fluids segment increased $7.1 million, or 11.2%, over the prior year quarter, as the increases due to recent acquisitions and continued strength within Fluid Transfer were partially offset by the negative impact of foreign currency translation. Operating margin increased 180 basis points, driven by positive product mix, leverage on volume, and cost savings initiatives. Bookings decreased 11.0% as compared to the prior year quarter, due to oil and gas end market exposure in Pumps and the unfavorable impact of foreign currency translation, partially offset by stable Fluid Transfer markets. Book to bill was 0.95.

Six Months Ended June 30, 2015 Compared to the Six Months Ended June 30, 2014

Fluids segment revenue increased slightly to $691.7 million, as compared to the six months ended June 30, 2014, attributable to 3.9% organic growth, 2.1% acquisition-related growth, and a 5.9% unfavorable impact from foreign currency translation. Strong demand in global retail fueling markets and increased safety and environmental safety regulations in our Fluid Transfer end markets and the timing of shipments, particularly in the second quarter, more than offset the impact of foreign currency translation.
Fluids segment earnings increased $3.7 million, or 3.1%, for the six months ended June 30, 2015, and operating margin increased slightly to 18.0%, as compared to prior year to date, primarily due to sales volume and productivity gains, as well as the benefits from recent cost initiatives. These drivers more than offset the impact of higher depreciation and amortization expense related to recent acquisitions and higher restructuring charges as compared to the prior year to date.

Refrigeration & Food Equipment
Our Refrigeration & Food Equipment segment is a provider of innovative and energy efficient equipment and systems serving the commercial refrigeration and food service end markets.

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in thousands)	2015	2014	% Change	2015	2014	% Change
Revenue:
Refrigeration	$348,912	$400,414	(12.9)%	$639,628	$717,143	(10.8)%
Food Equipment	99,203	121,943	(18.6)%	180,584	216,707	(16.7)%
Total	$448,115	$522,357	(14.2)%	$820,212	$933,850	(12.2)%

Segment earnings	$65,732	$84,926	(22.6)%	$101,882	$129,788	(21.5)%
Operating margin	14.7%	16.3%		12.4%	13.9%

Segment EBITDA	$82,138	$102,377	(19.8)%	$134,746	$164,451	(18.1)%
Segment EBITDA margin	18.3%	19.6%		16.4%	17.6%

Other measures:
Depreciation and amortization	$16,406	$17,451	(6.0)%	$32,864	$34,663	(5.2)%
Bookings	486,793	542,810	(10.3)%	906,452	1,036,541	(12.6)%
Backlog				373,193	450,065	(17.1)%

Components of revenue growth:			Q2 2015 vs. Q2 2014			YTD 2015 vs. 2014
Organic decline			(12.3)%			(10.0)%
Acquisitions			0.8%			0.7%
Foreign currency translation			(2.7)%			(2.9)%
			(14.2)%			(12.2)%

Second Quarter 2015 Compared to the Second Quarter 2014

Refrigeration & Food Equipment segment revenue decreased $74.2 million, or 14.2%, as compared to the second quarter of 2014, comprised of an organic revenue decline of 12.3%, acquisition-related growth of 0.8% and a 2.7% unfavorable impact from foreign currency translation.

•
Refrigeration revenue (representing 77.9% of segment revenue) decreased $51.5 million, or 12.9%, quarter over quarter, primarily driven by the decline in organic revenue due to share shifts of a major food retail customer and slower activity at other retail customers, as well as an unfavorable impact from foreign currency translation due to the weakening of the Euro against the U.S. dollar.

•
Food Equipment revenue (representing 22.1% of segment revenue) decreased $22.7 million, or 18.6%, compared with the prior year quarter mainly due to the timing of shipments on large projects, as well as the negative impact from foreign currency translation.

Refrigeration & Food Equipment segment earnings decreased $19.2 million, or 22.6%, as compared to the second quarter of 2014, and operating margin decreased 160 basis points, primarily due to the lower sales volume, as well as unfavorable absorption and product mix.
Second quarter 2015 bookings decreased 10.3% from the prior year comparable quarter reflecting lower than anticipated demand, particularly for refrigeration systems and case products, partially offset by an increase in bookings for our beverage can-making equipment. Book to bill for the second quarter of 2015 remained solid at 1.09.

Six Months Ended June 30, 2015 Compared to the Six Months Ended June 30, 2014

Refrigeration & Food Equipment segment revenue decreased $113.6 million, or 12.2%, compared to the six months ended June 30, 2014, primarily due to organic revenue decline of 10.0% and an unfavorable impact from foreign currency translation of 2.9%, slightly offset by acquisition-related growth of 0.7%. The revenue trends for the six-month period were relatively consistent in each of our end markets to those outlined for the quarter.
Refrigeration & Food Equipment segment earnings decreased $27.9 million, or 21.5%, for the six months ended June 30, 2015, as compared to the prior year period, and operating margin declined 150 basis points. These decreases were largely attributable to the aforementioned volume decline, which more than offset cost saving initiatives during the period.

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

Cash Flow Summary

The following table is derived from our unaudited Condensed Consolidated Statement of Cash Flows:

	Six Months Ended June 30,
Cash Flows from Continuing Operations (in thousands)	2015	2014
Net Cash Flows Provided By (Used In):
Operating activities	$350,243	$213,374
Investing activities	614,460	(233,778)
Financing activities	(1,024,932)	(265,975)

Operating Activities

Cash provided by operating activities for the six months ended June 30, 2015 increased approximately $136.9 million compared to the comparable period in 2014. This increase was primarily driven by higher cash inflows from working capital of $228.8 million, partially offset by lower earnings from continuing operations relative to the prior year period.

Adjusted Working Capital

Adjusted working capital (a non-GAAP measure calculated as accounts receivable, plus inventory, less accounts payable) decreased $47.7 million in 2015, or 3.3%, to $1.4 billion, which reflected decreases of $37.3 million in accounts receivable and $19.4 million in inventory, offset by a decrease of $9.0 million in accounts payable. Excluding the impacts of foreign currency translation, adjusted working capital decreased $22.8 million, or 1.6%.

Investing Activities

Cash provided by or used in investing activities generally results from cash outflows for capital expenditures and acquisitions, offset by proceeds from sales of businesses and property, plant and equipment. For the six months ended June 30, 2015, we obtained cash through investing activities of $614.5 million as compared to $233.8 million of cash used for the same period of 2014, driven mainly by the following factors:

•	Proceeds from the sale of business: In 2015, we generated cash of $685.0 million from the sales of Datamax O'Neil and Sargent Aerospace.

•
Acquisitions: During 2015, we deployed approximately $6.5 million to acquire one product line in our Refrigeration & Food Equipment segment. In comparison, in 2014, we acquired three businesses for an aggregate cash purchase price of approximately $143.1 million.

•
Capital spending: Our capital expenditures decreased $3.5 million in 2015 as compared to the same period in 2014, primarily within the Energy segment. We expect full year 2015 capital expenditures to approximate 2.0 - 3.0% of revenue.

We anticipate that capital expenditures and any acquisitions we make through the remainder of 2015 will be funded from available cash and internally generated funds and, if necessary, through the issuance of commercial paper, use of established lines of credit or public debt or equity markets.

Financing Activities

Our cash flow from financing activities generally relates to the use of cash for the repurchase of our common stock and payments of dividends, offset by net borrowing activity and proceeds from the exercises of stock options. For the six months ended June 30, 2015 and 2014, we used cash totaling $1,024.9 million and $266.0 million, respectively, for financing activities, with the activity primarily attributable to the following:

•
Share purchases: During 2015, the Company used $500.1 million to repurchase 6.7 million shares of common stock under the 15.0 million share repurchase program authorized by the Board of Directors in January 2015. As of June 30, 2015, the approximate number of shares still available for repurchase under the January 2015 share repurchase authorization was 8.3 million.

•
Commercial paper and notes payable: Commercial paper and notes payable, net decreased in the 2015 period by $396.1 million, as the Company utilized a portion of the aforementioned proceeds from the sales of Datamax O'Neil and Sargent Aerospace to pay down commercial paper. The Company generally uses commercial paper borrowings for general corporate purposes, as well as to fund acquisitions and repurchase its common stock.

•
Dividend payments: We paid $1.2 million more in dividends to common shareholders in 2015 as compared to 2014. Our dividends paid per common share increased 7% to $0.80 in 2015 compared to $0.75 in 2014. The higher dividend rate was partially offset by lower common shares outstanding for the 2015 period relative to 2014 due to over 10.0 million of share repurchases over the past twelve months.

•
Net proceeds from the exercise of share-based awards: Proceeds from the exercise of share-based awards were $12.3 million lower in 2015 as compared to the prior year. These proceeds have declined in recent periods as the number of stock options are diminishing and a larger number of cashless exercises of equity awards have occurred. Payments to settle tax obligations on these exercises declined $13.9 million in 2015 as a lower share price led to fewer award exercises.

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

Cash Flows from Discontinued Operations

Cash used in discontinued operations totaled $12.0 million for the six months ended June 30, 2015 as compared to cash provided of $31.6 million for the six months ended June 30, 2014. These cash flows reflect the operating results of Sargent Aerospace and Datamax O'Neil (prior to their sale in 2015), as well as the results of Knowles prior to its spin-off in the first quarter of 2014. Cash used in the 2014 period includes costs incurred for the spin-off of Knowles of $26.7 million.

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

The following table reconciles our free cash flow to cash flow provided by operating activities:

	Six Months Ended June 30,
Free Cash Flow (dollars in thousands)	2015	2014
Cash flow provided by operating activities	$350,243	$213,374
Less: Capital expenditures	(71,763)	(75,245)
Free cash flow	$278,480	$138,129
Free cash flow as a percentage of revenue	8.0%	3.7%

For the six months ended June 30, 2015, we generated free cash flow of $278.5 million, representing 8.0% of revenue and 102.1% of net earnings from continuing operations. Free cash flow in 2015 increased $140.4 million over the prior year primarily due to $136.9 million higher cash from operating activities, which was driven by higher cash inflow from reductions in working capital relative to the prior year. We expect to generate free cash flow of approximately 11.0% of revenue for full year 2015.

Net Debt to Net Capitalization

We utilize the net debt to net capitalization calculation (a non-GAAP measure) to assess our overall financial leverage and capacity and believe the calculation is useful to investors for the same reason. The following table provides a reconciliation of net debt to net capitalization to the most directly comparable GAAP measures:

Net Debt to Net Capitalization Ratio (dollars in thousands)	June 30, 2015	December 31, 2014
Current maturities of long-term debt	$300,051	$299,956
Commercial paper	81,900	478,000
Long-term debt	2,225,063	2,253,041
Total debt	2,607,014	3,030,997
Less: Cash and cash equivalents	(595,168)	(681,581)
Net debt	2,011,846	2,349,416
Add: Stockholders' equity	3,592,482	3,700,725
Net capitalization	$5,604,328	$6,050,141
Net debt to net capitalization	35.9%	38.8%

Our net debt to net capitalization ratio decreased to 35.9% at June 30, 2015 from 38.8% at December 31, 2014. The decrease in this ratio was driven primarily by the reduction in our net capitalization of $445.8 million due to lower commercial paper.

We use commercial paper borrowings for general corporate purposes, including the funding of acquisitions and the repurchasing of our common stock.  We currently maintain an unsecured revolving credit facility with a syndicate of banks which permits borrowings up to $1.0 billion and expires on November 10, 2016. This facility is used primarily as liquidity back-up for our commercial paper program; we have not borrowed any funds under this facility. If we were to draw down a loan, at our election, the loan would bear interest at a Eurodollar or Sterling rate based on LIBOR, plus an applicable margin ranging from 0.565% to 1.225% (subject to adjustment based on the rating accorded our senior unsecured debt by S&P and Moody’s) or at a base rate pursuant to a formula defined in the facility. Under this facility, we are required to maintain an interest coverage ratio of EBITDA to consolidated net interest expense of not less than 3.0 to 1. We were in compliance with this covenant and our other long-term debt covenants at June 30, 2015 and had a coverage ratio of 14.5 to 1. We are not aware of any potential impairment to our liquidity and expect to remain in compliance with all of our debt covenants.

We also have a current shelf registration statement filed with the SEC that allows for the issuance of additional debt securities that may be utilized in one or more offerings on terms to be determined at the time of the offering. Net proceeds of any offering would be used for general corporate purposes, including repayment of existing indebtedness, capital expenditures and acquisitions.

At June 30, 2015, our cash and cash equivalents totaled $595.2 million, of which $568.5 million was held outside the United States. Cash and equivalents are invested in highly liquid investment-grade money market instruments and bank deposits with maturities of three months or less. We regularly invest cash in excess of near-term requirements in money market instruments or short-term investments, which consist of investment grade time deposits with original maturity dates at the time of purchase of no greater than three months.

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

At June 30, 2015, we have an outstanding floating-to-floating cross currency swap agreement for a total notional amount of $50.0 million in exchange for CHF 65.1 million, which matures on October 15, 2015. This transaction continues to hedge a portion of our net investment in CHF-denominated operations. The agreement qualifies as a net investment hedge and the effective portion of the change in fair value is reported within the cumulative translation adjustment section of other comprehensive income. The fair value at June 30, 2015 reflected a loss of $19.6 million due to the strengthening of the Swiss franc relative to the U.S. dollar over the term of this arrangement. The Company intends to settle this hedge upon maturity in the fourth quarter of 2015.

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

Special Notes Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q, especially "Management’s Discussion and Analysis of Financial Condition and Results of Operations," contains "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. Such statements relate to, among other things, operating and strategic plans, income, earnings, cash flows, changes in operations, industries in which Dover businesses operate, anticipated market conditions and our positioning, global economies, and operating improvements. Forward-looking statements may be indicated by words or phrases such as "anticipates," "expects," "believes," "suggests," "will," "plans," "should," "would," "could," and "forecast," or the use of the future tense and similar words or phrases. Forward-looking statements are subject to inherent risks and uncertainties that could cause actual results to differ materially from current expectations, including, but not limited to, oil and natural gas demand, production growth, and prices; changes in exploration and production spending by Dover’s customers and changes in the level of oil and natural gas exploration and development; changes in customer demand and capital spending; economic conditions generally and changes in economic conditions globally and in markets served by Dover businesses, including well activity and U.S. industrials activity; Dover’s ability to achieve expected savings from integration and other cost-control initiatives, such as lean and productivity programs as well as efforts to reduce sourcing input costs; the impact of interest rate and currency exchange rate fluctuations; the ability of Dover's businesses to expand into new geographic markets; Dover's ability to identify and successfully consummate value-adding acquisition opportunities or planned divestitures; the impact of loss of a significant customer, or loss or non-renewal of significant contracts; the ability of Dover's businesses to develop and launch new products, timing of such launches and risks relating to market acceptance by customers; the relative mix of products and services which impacts margins and operating efficiencies; increased competition and pricing pressures; the impact of loss of a single-source manufacturing facility; short-term capacity constraints; increases in the cost of raw materials; domestic and foreign governmental and public policy changes or developments, including environmental regulations, conflict minerals disclosure requirements, and tax policies; protection and validity of patent and other intellectual property rights; the impact of legal matters and legal compliance risks; conditions and events affecting domestic and global financial and capital markets; and a downgrade in Dover's credit ratings which, among other matters, could make obtaining financing more difficult and costly. Dover refers you to the documents that it files from time to time with the Securities and Exchange Commission, such as its reports on Form 10-K for a discussion of these and other risks and uncertainties that could cause its actual results to differ materially from its current expectations and from the forward-looking statements contained herein. Dover undertakes no obligation to update any forward-looking statement, except as required by law.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There has been no significant change in our exposure to market risk during the six months ended June 30, 2015. For a discussion of our exposure to market risk, refer to Item 7A, "Quantitative and Qualitative Disclosures about Market Risk," contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 ("Form 10-K").

Item 4. Controls and Procedures

At the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2015.

During the second quarter of 2015, there were no changes in the Company’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

See Part I, Notes to unaudited Condensed Consolidated Financial Statements, Note 13 Commitments and Contingent Liabilities.

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in our Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable.

(b)	Not applicable.

(c)	The table below presents shares of Dover stock that we acquired during the quarter.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased under the Plans or Programs (2)
April 1 to April 30	818,626	$73.91	818,626	11,428,209
May 1 to May 31	1,817,115	76.29	1,817,115	9,611,094
June 1 to June 30	1,329,512	75.92	1,329,512	8,281,582
For the Second Quarter	3,965,253	$75.68	3,965,253	8,281,582

(1)
In January 2015, the Board of Directors approved a new standing share repurchase authorization, whereby the Company may repurchase up to 15,000,000 shares of its common stock over the following three years. All share repurchases during the six months ended June 30, 2015 were made under this program.

(2)
As of June 30, 2015, the number of shares still available for repurchase under the January 2015 share repurchase authorization was 8,281,582. This program replaced the previous authorization, approved in May 2012, which authorized the repurchase of up to 10,000,000 shares during the five-year period ending May 2017. Additionally, the Company's $1.0 billion share repurchase program, approved in November 2012, was completed in the first quarter of 2014.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

The Company is making the following disclosure pursuant to Section 13(r) of the Securities Exchange Act of 1934.

Maag Automatik GmbH, formerly Automatik Plastics Machinery GmbH (“Automatik”), is a German company that we acquired on March 13, 2012. Automatik produces equipment that processes plastic materials into pellets and chip products used in the manufacture of downstream items such as plastic bottles and plastic film.

In early 2015, Hyrad Metal & Commodity DMCC (“Hyrad”), a Dubai-based trading company, contacted Automatik seeking a quote for the purchase of spare parts. Automatik generated a quote for parts on a cash-in-advance basis and, on April 22, 2015, Hyrad sent €50,866.27 to Automatik. However, due to a customer warning on Hyrad in its order entry system, Automatik did not enter the order in its system and advised Hyrad that it would not accept the order. Automatik requested additional information to determine the current location of the equipment for which the spare parts were ordered. Hyrad did not provide a satisfactory response initially and in June 2015 confirmed that the end-use customer was Shahid Tondgoyan Petrochemical (“Shahid Tondgoyan”). We understand that Shahid Tondgoyan is owned or controlled by the Government of Iran.

The customer warning on Hyrad had been placed in early 2014 after Hyrad tried to purchase spare parts that Automatik determined were for original equipment that had been purchased in 2000 by Shahid Tondgoyan. Hyrad did not respond to Automatik’s request for information about the location of the equipment at that time. Automatik did not export any spare parts to, and did not receive any payments from, Hyrad in 2014.

In the course of investigating the April 2015 order, Automatik learned that it had exported spare parts to Hyrad in July 2013 for the original equipment purchased by Shahid Tondgoyan in 2000. Automatik received €8,518 in revenue and earned net profits of €2,366 from the sale. Prior to exporting the parts in 2013, Automatik had screened Hyrad against U.S. blocked party lists and received a report indicating no matches to a blocked party.

We have disclosed these matters to the U.S. Department of Treasury Office of Foreign Asset Controls and are awaiting guidance on how to return or otherwise remit the funds received in April 2015. In our Annual Report on Form 10-K for the year ended December 31, 2012, we disclosed sales of equipment by Automatik to Shahid Tondgoyan in 2012.

Automatik continues to focus on its controls around order intake processes, including end-user verification, training for order entry personnel, and improved oversight. Management has instructed all of the Company’s affiliates not to engage in any trade transactions with Iran and has emphasized the importance of undertaking due diligence on third parties in circumstances in which there is reason to believe that they may be acting on behalf of Iranian companies.

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

101
The following materials from Dover Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 formatted in XBRL (eXtensible Business Reporting Language):  (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Statements of Comprehensive Earnings, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statement of Stockholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

DOVER CORPORATION

Date:	July 21, 2015	/s/ Brad M. Cerepak
Brad M. Cerepak,
Senior Vice President & Chief Financial Officer
(Principal Financial Officer)

Date:	July 21, 2015	/s/ Raymond T. McKay, Jr.
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

101
The following materials from Dover Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 formatted in XBRL (eXtensible Business Reporting Language):  (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Statements of Comprehensive Earnings, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statement of Stockholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements.