Form 10-Q
period 2015-09-30
DOVER Corp
filed 2015-10-20
CIK 29905

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

or

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

The number of shares outstanding of the Registrant’s common stock as of October 13, 2015 was 154,965,665.

Dover Corporation
Form 10-Q

Item 1. Financial Statements

DOVER CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenue	$1,787,582	$2,009,575	$5,261,711	$5,774,781
Cost of goods and services	1,114,974	1,235,153	3,307,376	3,524,400
Gross profit	672,608	774,422	1,954,335	2,250,381
Selling and administrative expenses	395,688	426,160	1,233,017	1,298,388
Operating earnings	276,920	348,262	721,318	951,993
Interest expense, net	31,983	31,231	96,008	95,847
Other income, net	(367)	(1,032)	(5,810)	(7,074)
Earnings before provision for income taxes and discontinued operations	245,304	318,063	631,120	863,220
Provision for income taxes	58,821	92,380	171,813	256,915
Earnings from continuing operations	186,483	225,683	459,307	606,305
(Loss) earnings from discontinued operations, net	(385)	6,161	268,697	(364)
Net earnings	$186,098	$231,844	$728,004	$605,941

Earnings per share from continuing operations:
Basic	$1.20	$1.36	$2.90	$3.62
Diluted	$1.19	$1.34	$2.87	$3.57

Earnings (loss) per share from discontinued operations:
Basic	$—	$0.04	$1.70	$—
Diluted	$—	$0.04	$1.68	$—

Net earnings per share:
Basic	$1.20	$1.40	$4.59	$3.62
Diluted	$1.19	$1.38	$4.55	$3.57

Weighted average shares outstanding:
Basic	155,300	166,021	158,507	167,401
Diluted	156,560	168,343	160,112	169,761

Dividends paid per common share	$0.42	$0.40	$1.22	$1.15

See Notes to Condensed Consolidated Financial Statements

DOVER CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Net earnings	$186,098	$231,844	$728,004	$605,941

Other comprehensive (loss) earnings, net of tax
Foreign currency translation adjustments:
Foreign currency translation losses during period	(57,213)	(70,369)	(101,755)	(76,771)
Reclassification of foreign currency translation gains to earnings upon sale of subsidiaries	—	(8,406)	(3,117)	(8,406)
Total foreign currency translation	(57,213)	(78,775)	(104,872)	(85,177)

Pension and other postretirement benefit plans:
Amortization of actuarial losses included in net periodic pension cost	2,575	1,287	7,763	4,172
Amortization of prior service costs included in net periodic pension cost	1,227	1,516	3,682	4,300
Total pension and other postretirement benefit plans	3,802	2,803	11,445	8,472

Changes in fair value of cash flow hedges:
Unrealized net gains (losses) arising during period	185	(466)	536	(861)
Net (gains) losses reclassified into earnings	(678)	169	(207)	(20)
Total cash flow hedges	(493)	(297)	329	(881)

Other	393	927	884	1,546

Other comprehensive loss	(53,511)	(75,342)	(92,214)	(76,040)

Comprehensive earnings	$132,587	$156,502	$635,790	$529,901

See Notes to Condensed Consolidated Financial Statements.

DOVER CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)

	September 30, 2015	December 31, 2014
Current assets:
Cash and cash equivalents	$662,673	$681,581
Receivables, net of allowances of $18,937 and $18,894	1,193,844	1,186,746
Inventories, net	810,715	863,737
Prepaid and other current assets	84,224	101,482
Deferred tax assets	63,373	63,276
Total current assets	2,814,829	2,896,822
Property, plant and equipment, net	824,032	837,069
Goodwill	3,441,780	3,491,557
Intangible assets, net	1,230,312	1,369,520
Other assets and deferred charges	167,867	168,246
Assets of discontinued operations	—	327,171
Total assets	$8,478,820	$9,090,385

Current liabilities:
Notes payable and current maturities of long-term debt	$461,305	$777,956
Accounts payable	622,807	615,332
Accrued compensation and employee benefits	215,569	272,822
Accrued insurance	103,615	95,896
Other accrued expenses	248,052	266,277
Federal and other taxes on income	17,351	11,071
Total current liabilities	1,668,699	2,039,354
Long-term debt	2,224,943	2,253,041
Deferred income taxes	569,203	564,207
Other liabilities	449,671	482,340
Liabilities of discontinued operations	—	50,718
Stockholders' equity:
Total stockholders' equity	3,566,304	3,700,725
Total liabilities and stockholders' equity	$8,478,820	$9,090,385

See Notes to Condensed Consolidated Financial Statements

DOVER CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)
(unaudited)

	Common Stock $1 Par Value	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Earnings (Loss)	Treasury Stock	Total Stockholders' Equity
Balance at December 31, 2014	$255,893	$900,833	$7,074,782	$(158,931)	$(4,371,852)	$3,700,725
Net earnings	—	—	728,004	—	—	728,004
Dividends paid	—	—	(192,744)	—	—	(192,744)
Common stock issued for the exercise of share-based awards	181	(3,530)	—	—	—	(3,349)
Tax benefit from the exercise of share-based awards	—	521	—	—	—	521
Share-based compensation expense	—	25,525	—	—	—	25,525
Common stock acquired	—	—	—	—	(600,164)	(600,164)
Other comprehensive loss, net of tax	—	—	—	(92,214)	—	(92,214)
Balance at September 30, 2015	$256,074	$923,349	$7,610,042	$(251,145)	$(4,972,016)	$3,566,304

Preferred Stock: $100 par value per share; 100,000 shares authorized; no shares issued.

See Notes to Condensed Consolidated Financial Statements

DOVER CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2015	2014
Operating Activities of Continuing Operations
Net earnings	$728,004	$605,941

Adjustments to reconcile net earnings to cash from operating activities:
(Earnings) loss from discontinued operations, net	(268,697)	364
Depreciation and amortization	235,383	225,902
Share-based compensation	25,525	24,710
Cash effect of changes in assets and liabilities:
Accounts receivable	(40,528)	(209,881)
Inventories	22,058	(107,093)
Prepaid expenses and other assets	(1,441)	(15,944)
Accounts payable	33,979	91,147
Accrued compensation and employee benefits	(63,487)	(20,843)
Accrued expenses and other liabilities	(5,943)	7,111
Accrued and deferred taxes, net	(16,623)	(71,996)
Other, net	(15,774)	(24,032)
Net cash provided by operating activities of continuing operations	632,456	505,386

Investing Activities of Continuing Operations
Additions to property, plant and equipment	(111,279)	(108,777)
Acquisitions (net of cash and cash equivalents acquired)	(6,500)	(365,550)
Proceeds from the sale of property, plant and equipment	9,471	9,943
Proceeds from the sale of businesses	689,314	178,112
Other	—	(21,766)
Net cash provided by (used in) investing activities of continuing operations	581,006	(308,038)

Financing Activities of Continuing Operations
Cash received from Knowles Corporation, net of cash distributed	—	359,837
Purchase of common stock	(600,164)	(392,588)
Proceeds from exercise of share-based awards, including tax benefits	3,626	18,268
Change in commercial paper and notes payable, net	(316,800)	(75,980)
Dividends paid to stockholders	(192,744)	(192,633)
Payments to settle employee tax obligations on exercise of share-based awards	(4,808)	(19,800)
Reduction of long-term debt	(76)	(1,613)
Net cash used in financing activities of continuing operations	(1,110,966)	(304,509)

Cash Flows from Discontinued Operations
Net cash (used in) provided by operating activities of discontinued operations	(91,689)	45,766
Net cash used in investing activities of discontinued operations	(1,984)	(17,637)
Net cash (used in) provided by discontinued operations	(93,673)	28,129

Effect of exchange rate changes on cash and cash equivalents	(27,731)	(18,616)

Net decrease in cash and cash equivalents	(18,908)	(97,648)
Cash and cash equivalents at beginning of period	681,581	803,882
Cash and cash equivalents at end of period	$662,673	$706,234

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

As discussed in Note 4 Discontinued Operations, the Company reclassified two businesses within the Engineered Systems segment to discontinued operations in the fourth quarter of 2014 based on its intention at that time to divest these businesses, which were subsequently sold in 2015. Therefore, the Company has classified the results of operations, cash flows, and related assets and liabilities for these businesses as discontinued operations for all periods presented.

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

Knowles incurred $100,000 of borrowings under its revolving credit facility and $300,000 of borrowings under its term loan facility to finance a cash payment of $400,000 to Dover immediately prior to the distribution. Dover received total net cash of $359,955 upon separation, of which $359,837 was received during the nine months ended September 30, 2014, which reflects cash held by Knowles on the distribution date and retained by it in connection with its separation from Dover. Dover utilized the net proceeds from Knowles to pay down commercial paper and to repurchase shares of its common stock in 2014.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)

3. Acquisitions

During the nine months ended September 30, 2015, the Company acquired a product line in the Refrigeration & Food Equipment segment for a net cash consideration of $6,500. The Company assigned $2,076 to goodwill, $2,500 to customer intangibles, and $300 to other intangibles. Useful lives for customer and other intangibles were 7 years and 3 years, respectively. The goodwill identified by this acquisition reflects the benefits expected to be derived from product line expansion and operational synergies. Upon consummation of the acquisition, this business is now wholly-owned by Dover.

The Company has substantially completed the purchase price allocation for the 2015 acquisition.  However, if additional information is obtained about these assets and liabilities within the measurement period (not to exceed one year from the date of acquisition), including through asset appraisals and learning more about the newly acquired business, the Company will refine its estimates of fair value to allocate the purchase price more accurately; any such revisions are not expected to be significant. See Note 7 Goodwill and Other Intangible Assets for purchase price adjustments.

The unaudited condensed consolidated statements of earnings include the results of this business from the date of acquisition.

Pro Forma Information

The following unaudited pro forma information illustrates the impact of both 2015 and 2014 acquisitions on the Company’s revenue and earnings from continuing operations for the three and nine months ended September 30, 2015 and 2014. In 2014, the Company acquired Heidelberg CSAT GmbH, MS Printing Solutions, Timberline Manufacturing Company, WellMark Holdings, Inc., SweatMiser, and Liquip International for total consideration of $366,532, and Accelerated Companies for consideration of $435,722.

The 2015 and 2014 pro forma information assumes that the 2015 and 2014 acquisitions had taken place at the beginning of the prior year. Pro forma earnings are also adjusted to reflect the comparable impact of additional depreciation and amortization expense (net of tax) resulting from the fair value measurement of tangible and intangible assets relating to 2015 and 2014 acquisitions.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenue from continuing operations:
As reported	$1,787,582	$2,009,575	$5,261,711	$5,774,781
Pro forma	1,787,582	2,079,626	5,262,218	6,019,415
Earnings from continuing operations:
As reported	$186,483	$225,683	$459,307	$606,305
Pro forma (1)	186,483	231,805	465,430	624,180
Basic earnings per share from continuing operations:
As reported	$1.20	$1.36	$2.90	$3.62
Pro forma (1)	1.20	1.40	2.94	3.73
Diluted earnings per share from continuing operations:
As reported	$1.19	$1.34	$2.87	$3.57
Pro forma (1)	1.19	1.38	2.91	3.68

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)

4. Discontinued Operations

On March 2, 2015, the Company completed the sale of Datamax O'Neil for total proceeds of $185,000, which resulted in a net gain on sale of $87,781. On April 24, 2015, the Company completed the sale of Sargent Aerospace for total proceeds of $500,000, which resulted in a net gain on sale of $177,769. The Company paid approximately $82,800 of taxes relating to the net gain on sale of these businesses which is reflected in the cash flows of discontinued operations. These businesses were previously included in the results of the Engineered Systems segment and were reclassified to discontinued operations in the fourth quarter of 2014 in connection with their impending sale at that time.

The results of discontinued operations for the nine months ended September 30, 2015 and the three and nine months ended September 30, 2014 reflect the net earnings of these businesses prior to their respective sale dates. The results for the nine months ended September 30, 2014 also include the historical results of Knowles prior to its distribution on February 28, 2014. Costs incurred by Dover to complete the spin-off of Knowles totaled $27,055 for the nine months ended September 30, 2014, which are also reflected in the results of discontinued operations. See also Note 2 2014 Spin-off of Knowles Corporation.

Summarized results of the Company’s discontinued operations are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenue	$—	$83,260	$72,869	$490,517

Gain (loss) on sale, net of tax	(31)	512	265,550	(3,661)

(Loss) earnings from operations before taxes	(100)	10,279	8,608	14,642
Provision for income taxes	(254)	(4,630)	(5,461)	(11,345)
(Loss) earnings from operations, net of tax	(354)	5,649	3,147	3,297

(Loss) earnings from discontinued operations, net of tax	$(385)	$6,161	$268,697	$(364)

Assets and liabilities of discontinued operations are summarized below:

	September 30, 2015	December 31, 2014
Assets of Discontinued Operations:
Accounts receivable	$—	$46,691
Inventories, net	—	58,401
Prepaid and other current assets	—	8,571
Total current assets	—	113,663
Property, plant and equipment, net	—	31,573
Goodwill and intangible assets, net	—	181,798
Other assets and deferred charges	—	137
Total assets	$—	$327,171

Liabilities of Discontinued Operations:
Accounts payable	$—	$21,199
Other current liabilities	—	17,675
Total current liabilities	—	38,874
Deferred income taxes	—	8,752
Other liabilities	—	3,092
Total liabilities	$—	$50,718

At December 31, 2014, the assets and liabilities of discontinued operations relate to Sargent Aerospace and Datamax O'Neil, which were sold in 2015. Any remaining assets or liabilities relating to these businesses or other businesses previously sold are reflected in continuing operations.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)

5. Inventories, net

	September 30, 2015	December 31, 2014
Raw materials	$342,173	$352,016
Work in progress	147,225	147,715
Finished goods	433,631	483,912
Subtotal	923,029	983,643
Less reserves	(112,314)	(119,906)
Total	$810,715	$863,737

6. Property, Plant and Equipment, net

	September 30, 2015	December 31, 2014
Land	$54,409	$55,076
Buildings and improvements	536,881	537,474
Machinery, equipment and other	1,741,132	1,698,638
Subtotal	2,332,422	2,291,188
Less accumulated depreciation	(1,508,390)	(1,454,119)
Total	$824,032	$837,069

Depreciation expense totaled $38,191 and $37,723 for the three months ended September 30, 2015 and 2014, respectively. For the nine months ended September 30, 2015 and 2014, depreciation expense was $116,807 and $112,548, respectively.

7. Goodwill and Other Intangible Assets

The following table provides the changes in carrying value of goodwill by segment for the nine months ended September 30, 2015:

	Energy	Engineered Systems	Fluids	Refrigeration & Food Equipment	Total
Balance at December 31, 2014	$1,048,735	$1,270,178	$609,663	$562,981	$3,491,557
Acquisitions	—	—	—	2,076	2,076
Purchase price adjustments	8,604	—	—	—	8,604
Disposition of business (1)	—	(19,128)	—	—	(19,128)
Foreign currency translation	(8,923)	(12,586)	(17,426)	(2,394)	(41,329)
Balance at September 30, 2015	$1,048,416	$1,238,464	$592,237	$562,663	$3,441,780

(1)
Amount reflects additional goodwill allocated to Sargent Aerospace upon its disposition, based on the fair value of this business relative to the remaining entities within the Engineered Systems segment.

During the nine months ended September 30, 2015, the Company recorded adjustments totaling $8,604 to goodwill relating to the finalization of the purchase price allocation to assets acquired and liabilities assumed for the 2014 acquisition of Accelerated Companies.

Accounting Standards Codification ("ASC") 350, "Intangibles - Goodwill and Other Intangibles" provides guidance on an entity's subsequent measurement and recognition of goodwill and other intangibles, including required impairment testing. Dover performs its annual impairment testing in the fourth quarter; however, it is required to regularly assess whether a triggering event has occurred which would require interim impairment testing. The Company has considered the economic environments in which its businesses operate, particularly the Energy segment due to the weakening of the oil and gas markets. The Company has determined that no triggering event has occurred which would require impairment testing at this time.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)

The following table provides the gross carrying value and accumulated amortization for each major class of intangible asset:

	September 30, 2015		December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Trademarks	$137,004	$42,487	$138,650	$34,097
Patents	147,867	113,173	150,404	108,484
Customer Intangibles	1,408,808	567,273	1,429,906	484,449
Unpatented Technologies	91,167	53,394	92,480	45,812
Drawings & Manuals	34,736	15,163	36,377	13,087
Distributor Relationships	64,614	36,802	64,614	34,377
Other	24,087	15,335	24,214	12,737
Total	1,908,283	843,627	1,936,645	733,043
Unamortized intangible assets:
Trademarks	165,656		165,918
Total intangible assets, net	$1,230,312		$1,369,520

Amortization expense totaled $38,983 and $36,758 for the three months ended September 30, 2015 and 2014, respectively. For the nine months ended September 30, 2015 and 2014, amortization expense was $118,576 and $113,354, respectively.

8. Restructuring Activities

The following table details restructuring charges incurred by segment for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Energy	$6,183	$213	$26,561	$1,703
Engineered Systems	3,694	172	8,796	3,193
Fluids	1,382	456	3,537	994
Refrigeration & Food Equipment	91	—	(434)	10
Corporate	169	603	280	1,760
Total	$11,519	$1,444	$38,740	$7,660

These amounts are classified in the unaudited Condensed Consolidated Statements of Earnings as follows:

Cost of goods and services	$3,943	$93	$13,871	$1,825
Selling and administrative expenses	7,576	1,351	24,869	5,835
Total	$11,519	$1,444	$38,740	$7,660

The restructuring expenses of $11,519 and $38,740 incurred in the three and nine months ended September 30, 2015 related to restructuring programs initiated during 2015 and 2014. These programs are designed to better align the Company's costs and operations with current market conditions through targeted facility consolidations, headcount reductions and other measures to further optimize operations. The Company expects the programs currently underway to be substantially completed in the next twelve to eighteen months.

The $11,519 of restructuring charges incurred during the third quarter of 2015 primarily included the following items:

•
The Energy segment incurred restructuring charges of $6,183 related to various programs across the segment focused on workforce reductions and field and service consolidations. These programs were initiated to better align cost base with the anticipated demand environment.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)

•
The Engineered Systems segment recorded $3,694 of restructuring charges relating to headcount reductions across various businesses primarily related to optimization of administrative functions within the Printing & Identification platform and U.S. manufacturing consolidation within the Industrial platform.

•	The remaining segments and corporate incurred restructuring charges primarily related to headcount reductions.

The following table details the Company’s severance and other restructuring accrual activity:

	Severance	Exit	Total
Balance at December 31, 2014	$15,358	$6,663	$22,021
Restructuring charges	22,174	16,566	38,740
Payments	(27,975)	(8,927)	(36,902)
Foreign currency translation	(516)	(345)	(861)
Other, including write-offs of fixed assets	2,210	(9,470)	(7,260)
Balance at September 30, 2015	$11,251	$4,487	$15,738

The accrual balance at September 30, 2015 primarily reflects restructuring plans initiated during the year, as well as ongoing lease commitment obligations for facilities closed in earlier periods.

9. Borrowings

Borrowings consist of the following:

	September 30, 2015	December 31, 2014
Short-term
Current portion of long-term debt	$300,105	$299,956
Commercial paper	161,200	478,000
	$461,305	$777,956

	September 30, 2015	December 31, 2014
Long-term
4.875% 10-year notes due October 15, 2015	$299,984	$299,836
5.45% 10-year notes due March 15, 2018	349,175	348,928
2.125% 7-year notes due December 1, 2020 (Euro-denominated)	335,355	363,970
4.30% 10-year notes due March 1, 2021	449,859	449,839
6.65% 30-year debentures due June 1, 2028	199,543	199,517
5.375% 30-year debentures due October 15, 2035	296,804	296,685
6.60% 30-year notes due March 15, 2038	248,014	247,948
5.375% 30-year notes due March 1, 2041	345,949	345,830
Other	365	444
Total long-term debt	2,525,048	2,552,997
Less current installments	(300,105)	(299,956)
	$2,224,943	$2,253,041

The Company maintains a $1.0 billion unsecured revolving credit facility that expires on November 10, 2016. The Company primarily uses this facility as liquidity back-up for its commercial paper program and has not drawn down any loans under the $1.0 billion facility and does not anticipate doing so. The Company generally uses commercial paper borrowings for general corporate purposes, funding of acquisitions and repurchases of its common stock. Under the credit facility, the Company is required to maintain an interest coverage ratio of EBITDA to consolidated net interest expense of not less than 3.0 to 1. The Company was in compliance with this covenant and its other long-term debt covenants at September 30, 2015, and it expects to remain in compliance with all of its debt covenants.

On October 15, 2015, the Company utilized commercial paper to repay the outstanding principal balance of $300.0 million on its then due 4.875% 10-year notes. The Company intends to issue new notes in the fourth quarter of 2015.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)

Interest expense and interest income for the three and nine months ended September 30, 2015 and 2014 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Interest expense	$33,098	$32,501	$99,156	$99,125
Interest income	(1,115)	(1,270)	(3,148)	(3,278)
Interest expense, net	$31,983	$31,231	$96,008	$95,847

Letters of Credit

As of September 30, 2015, the Company had approximately $114,559 outstanding in letters of credit and guarantees with financial institutions, which expire at various dates in the last quarter of 2015 through 2020. These letters of credit are primarily maintained as security for insurance, warranty, and other performance obligations.

10. Financial Instruments

Derivatives

The Company is exposed to market risk for changes in foreign currency exchange rates due to the global nature of its operations and certain commodity risks. In order to manage these risks the Company has hedged portions of its forecasted sales and purchases to occur within the next twelve months that are denominated in non-functional currencies, with currency forward or collar contracts designated as cash flow hedges. At September 30, 2015 and December 31, 2014, the Company had contracts with U.S. dollar equivalent notional amounts of $33,026 and $47,047, respectively, to exchange foreign currencies, principally the U.S. dollar, Chinese Yuan, Euro, and pound sterling. The Company believes it is probable that all forecasted cash flow transactions will occur.

In addition, the Company had outstanding contracts with a total notional amount of $79,858 and $52,392 at September 30, 2015 and December 31, 2014, respectively, that are not designated as hedging instruments. These instruments are used to reduce the Company's exposure for operating receivables and payables that are denominated in non-functional currencies.

The Company also had an outstanding floating-to-floating cross currency swap agreement for a total notional amount of $50,000 in exchange for Swiss francs CHF 65,100, which matured on October 15, 2015. This transaction hedged a portion of the Company’s net investment in CHF-denominated operations. The agreement qualified as a net investment hedge and the effective portion of the change in fair value is reported within the cumulative translation adjustment section of other comprehensive income. These cumulative losses will remain in other comprehensive income until the Company liquidates its Swiss-franc-denominated operations.
The fair values at September 30, 2015 and December 31, 2014 reflected losses of $16,285 and $15,567, respectively, due to the strengthening of the Swiss franc relative to the U.S. dollar over the term of the arrangement. The Company settled this hedge by payment of cash at fair value upon maturity on October 15, 2015.

The following table sets forth the fair values of derivative instruments held by the Company as of September 30, 2015 and December 31, 2014 and the balance sheet lines in which they are recorded:

	Fair Value Asset (Liability)
	September 30, 2015	December 31, 2014	Balance Sheet Caption
Foreign currency forward / collar contracts	$1,182	$973	Prepaid / Other assets
Foreign currency forward / collar contracts	(505)	(810)	Other accrued expenses
Net investment hedge - cross currency swap	(16,285)	(15,567)	Accrued expenses

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

Amounts recognized in other comprehensive earnings (loss) for the gains (losses) on its net investment hedges were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Gain on Euro-denominated debt	$300	$26,357	$28,675	$29,722
Gain (loss) on Swiss franc cross-currency swap	3,331	5,489	(718)	5,466
Total gain on net investment hedges before tax	3,631	31,846	27,957	35,188
Tax expense	(1,271)	(11,146)	(9,785)	(12,316)
Net gain on net investment hedges, net of tax	$2,360	$20,700	$18,172	$22,872

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

The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis as of September 30, 2015 and December 31, 2014:

	September 30, 2015			December 31, 2014
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets:
Foreign currency cash flow hedges	$—	$1,182	$—	$—	$973	$—
Liabilities:
Foreign currency cash flow hedges	—	505	—	—	810	—
Net investment hedge derivative	—	16,285	—	—	15,567	—

In addition to fair value disclosure requirements related to financial instruments carried at fair value, accounting standards require interim disclosures regarding the fair value of all of the Company’s financial instruments.

The estimated fair value of long-term debt at September 30, 2015 and December 31, 2014 was $2,875,049 and $3,002,701, respectively, compared to the carrying value of $2,525,048 and $2,552,997, respectively. The estimated fair value of long-term debt is based on quoted market prices for similar instruments and is, therefore, classified as Level 2 within the valuation hierarchy.

The carrying values of cash and cash equivalents, trade receivables, accounts payable, and notes payable are reasonable estimates of their fair values as of September 30, 2015 and December 31, 2014 due to the short-term nature of these instruments.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)

11. Income Taxes

The effective tax rates for continuing operations for the three months ended September 30, 2015 and 2014 were 24.0% and 29.0%, respectively. Reflected in the effective tax rate for the three months ended September 30, 2015 and 2014 are favorable discrete items of $8,131 and $5,524, respectively. Excluding these discrete items, the effective tax rates for the three months ended September 30, 2015 and 2014 were 27.3% and 30.8%, respectively. The 2015 discrete items principally resulted from the conclusion of certain state tax audits and an adjustment of our tax accounts to the return filed. The 2014 discrete items were primarily the result of the release of a valuation allowance on net operating losses outside the U.S. The reduction in the effective tax rate year over year is principally due to a change in the geographic mix of earnings as well as restructuring of foreign operations.

The effective tax rates for continuing operations for the nine months ended September 30, 2015 and 2014 were 27.2% and 29.8%, respectively. Reflected in the effective tax rate for the nine months ended September 30, 2015 and 2014 are favorable discrete items of $8,131 and $7,429, respectively, resulting from the same items as noted above. Excluding these discrete items, the effective tax rate for the nine months ended September 30, 2015 and 2014 was 28.5% and 30.6%, respectively. The decrease in the effective tax rate for the nine months ended September 30, 2015 relative to the prior year is due to the same factors discussed above.

Additionally, in the second quarter of 2015, the Company generated a $325,000 gain for tax purposes on the sale of Sargent Aerospace. The tax liability resulting from the sale was $108,000 which reflects utilization of the $8,600 tax benefit generated in the first quarter by the sale of Datamax O'Neil. This gain and related tax provision are reflected within discontinued operations. See Note 4 Discontinued Operations for further discussion.

Dover and its subsidiaries file tax returns in the U.S., including various state and local returns, and in other foreign jurisdictions.  We believe adequate provision has been made for all income tax uncertainties. The Company is routinely audited by taxing authorities in its filing jurisdictions, and a number of these audits are currently underway. The Company believes that within the next twelve months uncertain tax positions may be resolved and statutes of limitations will expire, which could result in a decrease in the gross amount of unrecognized tax benefits of approximately zero to $18,200. A portion of these unrecognized tax benefits relate to companies reported as discontinued operations.

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

The fair value and average attainment used in determining compensation cost for the performance shares issued in 2014 and 2015 is as follows for the nine months ended September 30, 2015:

	Performance shares
	2015	2014
Fair value per share at date of grant	$73.28	$82.51
Average attainment rate reflected in expense	31.78%	50.16%

Stock-based compensation is reported within selling and administrative expenses in the accompanying unaudited Condensed Consolidated Statements of Earnings. The following table summarizes the Company’s compensation expense relating to all stock-based incentive plans:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Pre-tax compensation expense	$6,674	$8,297	$25,525	$24,710
Tax benefit	(2,368)	(2,914)	(9,049)	(8,749)
Total stock-based compensation expense, net of tax	$4,306	$5,383	$16,476	$15,961

13. Commitments and Contingent Liabilities

Litigation

A few of the Company’s subsidiaries are involved in legal proceedings relating to the cleanup of waste disposal sites identified under federal and state statutes that provide for the allocation of such costs among "potentially responsible parties." In each instance, the extent of the Company’s liability appears to be very small in relation to the total projected expenditures and the number of other "potentially responsible parties" involved and is anticipated to be immaterial to the Company. In addition, a few of the Company’s subsidiaries are involved in ongoing remedial activities at certain current and former plant sites, in cooperation with regulatory agencies, and appropriate reserves have been established. At September 30, 2015 and December 31, 2014, the Company has reserves totaling $30,725 and $32,890, respectively, for environmental and other matters, including private party claims for exposure to hazardous substances, that are probable and estimable.

The Company and certain of its subsidiaries are also parties to a number of other legal proceedings incidental to their businesses. These proceedings primarily involve claims by private parties alleging injury arising out of use of the Company’s products, patent infringement, employment matters, and commercial disputes. Management and legal counsel, at least quarterly, review the probable outcome of such proceedings, the costs and expenses reasonably expected to be incurred and currently accrued to-date, and the availability and extent of insurance coverage. The Company has reserves for legal matters that are probable and estimable and not otherwise covered by insurance, and at September 30, 2015 and December 31, 2014, these reserves are not significant. While it is not possible at this time to predict the outcome of these legal actions, in the opinion of management, based on the aforementioned reviews, the Company is not currently involved in any legal proceedings which, individually or in the aggregate, could have a material effect on its financial position, results of operations, or cash flows.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)

Warranty Accruals

Estimated warranty program claims are provided for at the time of sale. Amounts provided for are based on historical costs and adjusted new claims. The changes in the carrying amount of product warranties through September 30, 2015 and 2014 are as follows:

	2015	2014
Beginning Balance, January 1	$49,388	$42,924
Provision for warranties	36,821	42,242
Settlements made	(41,842)	(41,717)
Other adjustments, including acquisitions and currency translation	(1,245)	2,780
Ending balance, September 30	$43,122	$46,229

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

The following tables set forth the components of the Company’s net periodic expense relating to retirement benefit plans:

Qualified Defined Benefits

	Three Months Ended September 30,				Nine Months Ended September 30,
	U.S. Plan		Non-U.S. Plans		U.S. Plan		Non-U.S. Plans
	2015	2014	2015	2014	2015	2014	2015	2014
Service Cost	$3,915	$3,722	$1,655	$1,282	$11,746	$11,164	$5,006	$4,327
Interest Cost	5,790	6,314	1,482	1,710	17,372	18,943	4,444	5,716
Expected return on plan assets	(10,392)	(10,398)	(2,012)	(1,771)	(31,178)	(31,195)	(6,042)	(5,882)
Amortization:
Prior service cost	225	271	22	22	673	812	67	76
Recognized actuarial loss	3,155	2,073	665	183	9,465	6,217	2,001	626
Transition obligation	—	—	(15)	1	—	—	3	3
Curtailments, special termination benefits, and settlements (1)	—	—	2	2	810	—	5	5
Net periodic expense	$2,693	$1,982	$1,799	$1,429	$8,888	$5,941	$5,484	$4,871

(1)
One-time charges of $810 reflected in pension expense for the nine months ended September 30, 2015 represents curtailments, special termination benefits, and settlements for certain businesses classified as held for sale; therefore, this amount has been reflected in the results of discontinued operations.

The net periodic expense reflected above for non-U.S. plans for the nine months ended September 30, 2014 excludes certain non-U.S. plans sponsored by Knowles that were distributed as part of the separation on February 28, 2014. The historical expense relating to these plans was not significant for the nine months ended September 30, 2014. The expense relating to these plans is reflected in earnings from discontinued operations.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)

Non-Qualified Supplemental Benefits

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Service Cost	$934	$830	$2,804	$2,490
Interest Cost	1,266	1,537	3,797	4,611
Amortization:
Prior service cost	1,731	1,944	5,195	5,831
Recognized actuarial loss (gain)	71	(107)	214	(320)
Net periodic expense	$4,002	$4,204	$12,010	$12,612

Post-Retirement Plans

The Company also maintains post retirement benefit plans, although these plans are effectively closed to new entrants. The supplemental and post retirement benefit plans are supported by the general assets of the Company. The following table sets forth the components of the Company’s net periodic expense relating to its post-retirement benefit plans:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Service Cost	$41	$63	$122	$187
Interest Cost	128	156	384	470
Amortization:
Prior service cost	(93)	(103)	(279)	(307)
Recognized actuarial (gain) loss	(8)	14	(23)	40
Net periodic expense	$68	$130	$204	$390

The total amount amortized out of accumulated other comprehensive income into net periodic benefit expense totaled $5,753 and $4,298 for the three months ended September 30, 2015 and 2014, respectively, and $17,316 and $12,978 for the nine months months ended September 30, 2015 and 2014, respectively. The amortization included in other comprehensive income for the nine months ended September 30, 2014 includes insignificant amounts related to plans sponsored by Knowles that were transfered as part of the separation in 2014.

Defined Contribution Retirement Plans

The Company also offers defined contribution retirement plans which cover the majority of its U.S. employees, as well as employees in certain other countries. The Company’s expense relating to defined contribution plans was $7,601, and $8,295 for the three months ended September 30, 2015 and 2014, respectively, and $24,612 and $25,537 for the nine months ended September 30, 2015 and 2014.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)

15. Other Comprehensive (Loss) Earnings

The amounts recognized in other comprehensive loss were as follows:

	Three Months Ended			Three Months Ended
	September 30, 2015			September 30, 2014
	Pre-tax	Tax	Net of tax	Pre-tax	Tax	Net of tax
Foreign currency translation adjustments (1)	$(55,942)	$(1,271)	$(57,213)	$(67,629)	$(11,146)	$(78,775)
Pension and other postretirement benefit plans	5,753	(1,951)	3,802	4,298	(1,495)	2,803
Changes in fair value of cash flow hedges	(760)	267	(493)	(457)	160	(297)
Other	445	(52)	393	941	(14)	927
Total other comprehensive loss	$(50,504)	$(3,007)	$(53,511)	$(62,847)	$(12,495)	$(75,342)

(1)
Foreign currency translation adjustments for the three months ended September 30, 2015 and 2014 include pre-tax gains of $3,631 and $31,846 on the Company's net investment hedges, respectively, which resulted in a tax expense of $1,271 and $11,146 reflected in other comprehensive income. See also Note 10 Financial Instruments.

	Nine Months Ended			Nine Months Ended
	September 30, 2015			September 30, 2014
	Pre-tax	Tax	Net of tax	Pre-tax	Tax	Net of tax
Foreign currency translation adjustments (2)	$(95,087)	$(9,785)	$(104,872)	$(72,861)	$(12,316)	$(85,177)
Pension and other postretirement benefit plans	17,316	(5,871)	11,445	12,978	(4,506)	8,472
Changes in fair value of cash flow hedges	505	(176)	329	(1,355)	474	(881)
Other	1,003	(119)	884	1,708	(162)	1,546
Total other comprehensive loss	$(76,263)	$(15,951)	$(92,214)	$(59,530)	$(16,510)	$(76,040)

(2)
Foreign currency translation adjustments for the nine months ended September 30, 2015 and 2014 include pre-tax gains on the Company's net investment hedges of $27,957 and $35,188 which resulted in tax expense of $9,785 and $12,316 reflected in other comprehensive income for these respective periods. See also Note 10 Financial Instruments.

Total comprehensive earnings were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net earnings	$186,098	$231,844	$728,004	$605,941
Other comprehensive loss	(53,511)	(75,342)	(92,214)	(76,040)
Comprehensive earnings	$132,587	$156,502	$635,790	$529,901

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)

Amounts reclassified from accumulated other comprehensive earnings (loss) to earnings (loss) during the three and nine months ended September 30, 2015 and 2014 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Pension and postretirement benefit plans:
Amortization of actuarial losses	$3,868	$2,164	$11,660	$6,566
Amortization of prior service costs	1,885	2,134	5,656	6,412
Total before tax	5,753	4,298	17,316	12,978
Tax provision	(1,951)	(1,495)	(5,871)	(4,506)
Net of tax	$3,802	$2,803	$11,445	$8,472

Cash flow hedges:
Net (gains) losses reclassified into earnings	$(1,042)	$261	$(318)	$(30)
Tax benefit (provision)	364	(92)	111	10
Net of tax	$(678)	$169	$(207)	$(20)

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)

16. Segment Information

For management reporting and performance evaluation purposes, the Company categorizes its operating companies into four distinct reportable segments. Segment financial information and a reconciliation of segment results to consolidated results is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenue:
Energy	$363,872	$507,334	$1,160,339	$1,467,123
Engineered Systems	579,396	612,301	1,745,683	1,793,796
Fluids	352,018	361,797	1,043,765	1,053,081
Refrigeration & Food Equipment	492,460	528,807	1,312,672	1,462,657
Intra-segment eliminations	(164)	(664)	(748)	(1,876)
Total consolidated revenue	$1,787,582	$2,009,575	$5,261,711	$5,774,781

Earnings from continuing operations:
Segment earnings:
Energy	$48,726	$122,738	$141,940	$356,697
Engineered Systems	102,866	108,800	287,717	293,793
Fluids	74,911	67,559	199,713	188,613
Refrigeration & Food Equipment	76,665	78,012	178,547	207,800
Total segments	303,168	377,109	807,917	1,046,903
Corporate expense / other (1)	25,881	27,815	80,789	87,836
Net interest expense	31,983	31,231	96,008	95,847
Earnings before provision for income taxes and discontinued operations	245,304	318,063	631,120	863,220
Provision for taxes	58,821	92,380	171,813	256,915
Earnings from continuing operations	$186,483	$225,683	$459,307	$606,305

(1)
Certain expenses are maintained at the corporate level and not allocated to the segments. These expenses include executive and functional compensation costs, non-service pension costs, non-operating insurance expenses, and various administrative expenses relating to the corporate headquarters.

17. Share Repurchases

A summary of share repurchase activity is shown below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Shares of common stock repurchased	1,510,124	857,016	8,228,542	4,743,926
Spending on share repurchases (in thousands)	$100,030	$75,017	$600,164	$392,588
Average price paid per share	$66.24	$87.53	$72.94	$82.76

In January 2015, the Board of Directors approved a new standing share repurchase authorization, whereby the Company may repurchase up to 15,000,000 shares of its common stock over the following three years. This plan replaced the Company's $1.0 billion share repurchase program, which it completed in 2014. During the three and nine months ended September 30, 2015, the Company repurchased 1,510,124 and 8,228,542 shares of common stock under the January 2015 authorization. As of September 30, 2015, there were 6,771,458 shares available to purchase under this plan.

Treasury shares increased to 101,109,186 at September 30, 2015 from a balance of 92,880,644 at December 31, 2014.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)

18. Earnings per Share

The following table sets forth a reconciliation of the information used in computing basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Earnings from continuing operations	$186,483	$225,683	$459,307	$606,305
Earnings (loss) from discontinued operations, net	(385)	6,161	268,697	(364)
Net earnings	$186,098	$231,844	$728,004	$605,941

Basic earnings (loss) per common share:
Earnings from continuing operations	$1.20	$1.36	$2.90	$3.62
Earnings (loss) from discontinued operations, net	$—	$0.04	$1.70	$—
Net earnings	$1.20	$1.40	4.59	$3.62

Weighted average shares outstanding	155,300,000	166,021,000	158,507,000	167,401,000

Diluted earnings (loss) per common share:
Earnings from continuing operations	$1.19	$1.34	$2.87	$3.57
Earnings (loss) from discontinued operations, net	$—	$0.04	$1.68	$—
Net earnings	$1.19	$1.38	$4.55	$3.57

Weighted average shares outstanding	156,560,000	168,343,000	160,112,000	169,761,000

The following table is a reconciliation of the share amounts used in computing earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Weighted average shares outstanding - Basic	155,300,000	166,021,000	158,507,000	167,401,000
Dilutive effect of assumed exercise of employee stock options and SARs and vesting of performance shares	1,260,000	2,322,000	1,605,000	2,360,000
Weighted average shares outstanding - Diluted	156,560,000	168,343,000	160,112,000	169,761,000

Diluted per share amounts are computed using the weighted-average number of common shares and, if dilutive, potential common shares outstanding during the period.  Potential common shares consist of the incremental common shares issuable upon the exercise of stock options and SARs, and vesting of performance shares and restricted shares, as determined using the treasury stock method.

The weighted average number of anti-dilutive potential common shares excluded from the calculation above were approximately 47,000 and 54,000 for the three months ended September 30, 2015 and 2014, respectively, and 44,000 and 10,000 for the nine months ended September 30, 2014, respectively.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)

19. Recent Accounting Standards

Recently Issued Accounting Standards

In May 2014, the FASB issued Accounting Standards Update ("ASU") 2014-09 that introduces a new five-step revenue recognition model in which an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU also requires disclosures sufficient to enable users to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers, including qualitative and quantitative disclosures about contracts with customers, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. The original standard was effective for fiscal years beginning after December 15, 2016; however, in July 2015, the FASB approved a one-year deferral of this standard, with a new effective date for fiscal years beginning after December 15, 2017. The Company is currently evaluating the new guidance to determine the impact it will have on its consolidated financial statements.

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

20. Subsequent Events

The Company assessed events occurring subsequent to September 30, 2015 for potential recognition and disclosure in the consolidated financial statements. No events have occurred that would require adjustment to the consolidated financial statements.

Acquisitions

The Company has signed agreements to acquire two businesses for an aggregate purchase price of approximately $520.0 million that are expected to close during the fourth quarter. Specifically, the Company agreed to acquire a consumables digital textile ink business, JK Group S.p.A ("JK Group"), within its Engineered Systems segment to complement its Printing & Identification platform. The Company also agreed to acquire Gala Industries Inc. ("Gala") which will be combined with Maag Pump within its Pumps platform of Fluids to further expand its product portfolio and its integrated systems capability in the plastics and polymers markets. These acquisitions are in addition to the binding offer to acquire the dispenser and system businesses of Tokheim Group S.A.S for a purchase price of approximately $465.0 million. Tokheim, with an expected close in early 2016, will enable the Company to provide the most complete solutions available for its retail fueling customers.

Cross currency swap settlement

On October 15, 2015, the Company settled the outstanding liability on its floating-to-floating cross currency swap agreement for a total of $17.8 million.

Notes due October 15, 2015

On October 15, 2015, the Company utilized commercial paper to repay the outstanding principal balance of $300.0 million on its then due 4.875% 10-year notes. The Company intends to issue new notes in the fourth quarter of 2015.

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

The following table shows the percentage of total revenue and segment earnings generated by each of our four segments for the three months ended September 30, 2015 and 2014:

	Revenue		Segment Earnings
	Three Months Ended September 30,		Three Months Ended September 30,
	2015	2014	2015	2014
Energy	20.4%	25.2%	16.1%	32.5%
Engineered Systems	32.4%	30.5%	33.9%	28.9%
Fluids	19.7%	18.0%	24.7%	17.9%
Refrigeration & Food Equipment	27.5%	26.3%	25.3%	20.7%

Third quarter 2015 consolidated revenue of $1.8 billion declined $222.0 million, or 11.0%, as compared to the third quarter 2014 reflecting a 10.5% decrease in organic revenue and a 3.8% unfavorable impact due to foreign currency translation, offset, in part, by a 3.3% increase attributable to acquisitions. Our results continue to be impacted by continued low demand and customer inventory reductions in our North American energy markets, as well as, reduced activity related to weaker global macro economic conditions.

From a geographic perspective, excluding our Energy exposure and unfavorable comparables in retail refrigeration markets, U.S. industrial activity was solid. Our Asian and European activity slowed, mainly due to reduced capital spending. Finally, due to the weakening of certain foreign currencies relative to the U.S. dollar, particularly the Euro, consolidated revenue was negatively impacted by foreign currency translation of approximately $78.0 million, most notably within the Engineered Systems, Fluids, and Refrigeration & Food Equipment segments.

We completed previously announced actions to adjust our costs and further streamline our businesses, as well as initiated new actions to better align our cost base with the demand environment. These actions resulted in third quarter 2015 restructuring charges of $11.5 million, most notably related to various programs across our Energy segment. In total, we have incurred approximately $76.2 million in restructuring charges, including the fourth quarter 2014. We currently expect full-year 2015 restructuring expenses of approximately $45.0 million to $50.0 million, principally within our Energy segment. The 2015 cost savings expected to be realized as a result of the restructuring programs initiated in late 2014 and throughout 2015 is within the range of $90.0 million to $92.0 million.

We have signed agreements to acquire two businesses for an aggregate purchase price of approximately $520.0 million that are expected to close during the fourth quarter. Specifically, we agreed to acquire a consumables digital textile ink business, JK Group S.p.A ("JK Group"), within our Engineered Systems segment to complement our Printing & Identification platform. We also agreed to acquire Gala Industries Inc. ("Gala") which will be combined with Maag Pump within our Pumps platform of Fluids to further expand our product portfolio and our integrated systems capability in the plastics and polymers markets. These acquisitions are in addition to the binding offer to acquire the dispenser and system businesses of Tokheim Group S.A.S for a purchase price of approximately $465.0 million. Tokheim, with an expected close in early 2016, will enable us to provide the most complete solutions available for our retail fueling customers.

In January 2015, the Board of Directors approved a new standing share repurchase authorization for up to 15.0 million shares of our common stock over three years. During the third quarter of 2015, we repurchased 1.5 million shares of our common stock under this program for $100.0 million, or an average share price of $66.24. Year to date September 30, 2015, we repurchased 8.2 million shares of common stock for $600.2 million, or an average share price of $72.94. As of September 30, 2015, there were 6.8 million shares available for repurchase under our authorization, reflecting year-to-date purchases of 8.2 million. We do not anticipate any additional purchases in the fourth quarter of 2015.

Looking forward to the fourth quarter of 2015:

•
Within our Energy segment, we have further adjusted our full-year forecast to reflect the recent decline in rig count, as well as softer bearings and compression markets, driven by slower OEM build rates.

•	In our Engineered Systems segment, we anticipate modest growth in both platforms, led by strong results in waste handling and digital printing equipment.

•
Within our Fluids segment, growth will slow during the remainder of 2015. However, we anticipate Fluid Transfer will remain solid, and we will finish the year with segment margin of approximately 20.0%, driven by the strong focus on productivity and cost savings initiatives.

•
Finally, within our Refrigeration & Food Equipment segment, we expect normal fourth quarter seasonality off our lower base; however, we anticipate our glass door, and commercial food, and can-shaping equipment businesses to perform well.

In total, we now expect 2015 EPS to be in the range of $3.73 to $3.80, as compared to our prior forecast of $3.75 to $3.90. This range includes approximately $0.20 of restructuring charges, a $0.02 increase from our last forecast, and now also includes $0.02 of deal costs and $0.05 of discrete tax benefits.

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

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in thousands, except per share figures)	2015	2014	% Change	2015	2014	% Change
Revenue	$1,787,582	$2,009,575	(11.0)%	$5,261,711	$5,774,781	(8.9)%
Cost of goods and services	1,114,974	1,235,153	(9.7)%	3,307,376	3,524,400	(6.2)%
Gross profit	672,608	774,422	(13.1)%	1,954,335	2,250,381	(13.2)%
Gross profit margin	37.6%	38.5%	(0.9)	37.1%	39.0%	(1.9)

Selling and administrative expenses	395,688	426,160	(7.2)%	1,233,017	1,298,388	(5.0)%
Selling and administrative as a percent of revenue	22.1%	21.2%	0.9	23.4%	22.5%	0.9

Interest expense, net	31,983	31,231	2.4%	96,008	95,847	0.2%
Other income, net	(367)	(1,032)	nm*	(5,810)	(7,074)	nm*

Provision for income taxes	58,821	92,380	(36.3)%	171,813	256,915	(33.1)%
Effective tax rate	24.0%	29.0%	(5.0)	27.2%	29.8%	(2.6)

Earnings from continuing operations	186,483	225,683	(17.4)%	459,307	606,305	(24.2)%
(Loss) earnings from discontinued operations, net	(385)	6,161	nm*	268,697	(364)	nm*
Earnings from continuing operations per common share - diluted	$1.19	$1.34	(11.2)%	$2.87	$3.57	(19.6)%
* nm - not meaningful

Revenue

Third quarter revenue decreased $222.0 million, or 11.0%, as compared to the third quarter of 2014. Results were driven by an organic revenue decrease of 10.5% and the negative impact of foreign currency of 3.8%, partially offset by acquisition revenue growth of 3.3%. Our results continue to be impacted by continued low demand and customer inventory reductions in our North American energy markets, as well as, reduced activity related to weaker global macro economic conditions.

Revenue for the nine months ended September 30, 2015 decreased $513.1 million, or 8.9%. The decrease primarily reflects organic revenue decline of 8.7%, driven by the aforementioned weaknesses in oil and gas markets and retail refrigeration. Growth of 3.9% related to acquisitions, primarily within the Energy segment, were offset by an unfavorable impact from foreign currency of 4.1%.

Gross Profit

Gross profit for the third quarter of 2015 decreased $101.8 million, or 13.1%, in connection with the declining revenues for the period. Gross profit margin declined 90 basis points primarily due to significant revenue declines in those businesses with historically higher margin contributions, due to an unfavorable product mix. In addition, reduced leverage on fixed overhead contributed to the decline in gross profit margin for the three months ended September 30, 2015 relative to the prior year.

For the nine months ended September 30, 2015, gross profit decreased $296.0 million, or 13.2%, from the comparable 2014 period and gross profit margin decreased 190 basis points to 37.1%. An unfavorable product mix and higher labor costs contributed to the decline in gross profit margin during this period. Reflected in cost of goods sold for the period were $12.0 million of higher restructuring charges and $7.3 million of higher acquisition-related depreciation and amortization, which represented approximately 30 basis points of the decline in gross profit margin.

Selling and Administrative Expenses

Selling and administrative expenses decreased $30.5 million, or 7.2%, as compared to the prior year quarter, reflecting the impact of cost savings realized as the result of restructuring programs and reduced discretionary spending. As a percentage of revenue, selling and administrative expenses increased 90 basis points in 2015 to 22.1%, reflecting deleveraging of fixed administrative costs and restructuring costs incurred during the quarter.

For the nine months ended September 30, 2015, selling and administrative expenses decreased $65.4 million, or 5.0%. The current year expense includes $19.0 million of higher restructuring charges intended to align our businesses with anticipated market conditions. As a percentage of revenue, selling and administrative expenses increased 90 basis points as compared to the prior year period, due to the same drivers as noted for the quarter over quarter period.

Non-Operating Items

Other income, net
Other income of $0.4 million for the three months ended September 30, 2015 includes earnings from minority investments of $0.3 million offset by $0.3 million of exchange losses resulting from the remeasurement and settlement of foreign currency denominated balances. The current quarter net other income also included several nonrecurring items totaling $0.4 million of income, none of which were individually significant. The prior year income of $1.0 million primarily reflects foreign currency remeasurement gains.

Other income of $5.8 million for the nine months ended September 30, 2015 primarily reflects a one-time favorable insurance settlement of $3.6 million and a favorable legal settlement of $1.2 million, as well as earnings from minority investments of $2.3 million. These income items were offset by approximately $1.1 million of foreign exchange losses from the the remeasurement of balances denominated in foreign currencies. The prior year income of $7.1 million included $6.0 million of income related to insurance settlements for property damage and acquisition termination fees, which were partially offset by foreign exchange losses of $1.5 million. Additionally, the prior year to date amount included several nonrecurring items totaling $2.6 million of income, none of which were individually significant.

Income Taxes

The effective tax rates for continuing operations for the three months ended September 30, 2015 and 2014 were 24.0% and 29.0%, respectively. Reflected in the effective tax rate for the three months ended September 30, 2015 and 2014 are favorable discrete items of $8.1 million and $5.5 million, respectively. Excluding these discrete items, the effective tax rates for the three months ended September 30, 2015 and 2014 were 27.3% and 30.8%, respectively. The 2015 discrete items principally resulted from the conclusion of certain state tax audits and an adjustment of our tax accounts to the return filed. The 2014 discrete items were primarily the result of the release of a valuation allowance on net operating losses outside the U.S. The reduction in the effective tax rate year over year is principally due to a change in the geographic mix of earnings as well as restructuring of foreign operations.

The effective tax rates for continuing operations for the nine months ended September 30, 2015 and 2014 were 27.2% and 29.8%, respectively. Reflected in the effective tax rate for the nine months ended September 30, 2015 and 2014 are favorable discrete items of $8.1 million and $7.4 million, respectively, resulting from the same items as noted above. Excluding these discrete items, the effective tax rate for the nine months ended September 30, 2015 and 2014 was 28.5% and 30.6%, respectively. The decrease in the effective tax rate for the nine months ended September 30, 2015 relative to the prior year is due to the same factors discussed above.

Additionally, in the second quarter of 2015, we generated a $325.0 million gain for tax purposes on the sale of Sargent Aerospace. The tax liability resulting from the sale was $108.0 million which reflects utilization of the $8.6 million tax benefit generated in the first quarter by the sale of Datamax O'Neil. This gain and related tax provision are reflected within discontinued operations. See Note 4 Discontinued Operations for further discussion.

Dover and its subsidiaries file tax returns in the U.S., including various state and local returns, and in other foreign jurisdictions.  We believe adequate provision has been made for all income tax uncertainties. We are routinely audited by taxing authorities in our filing jurisdictions, and a number of these audits are currently underway. We believe that within the next twelve months uncertain tax positions may be resolved and statutes of limitations will expire, which could result in a decrease in the gross amount of unrecognized tax benefits of approximately zero to $18.2 million. A portion of these unrecognized tax benefits relate to companies reported as discontinued operations.

Earnings from Continuing Operations

Earnings from continuing operations for the three months ended September 30, 2015 decreased 17.4% to $186.5 million, or $1.19 diluted earnings per share. For the nine months ended September 30, 2015 and 2014, earnings from continuing operations decreased 24.2% to $459.3 million. The decrease in earnings is primarily the result of lower revenues, especially within the drilling and production end markets, and higher restructuring charges. The decrease in earnings per share reflects the decrease in earnings, offset by lower weighted average shares outstanding for the 2015 period relative to the prior year.

Discontinued Operations

We evaluate our businesses periodically for their strategic fit within our operations. Accordingly, the results of discontinued operations for the three and nine months ended September 30, 2015 and 2014 reflect the net earnings of certain businesses that were either held for sale or have been previously sold. We completed the sale of Datamax O'Neil in the first quarter of 2015 for a gain on sale of $87.8 million. We also sold Sargent Aerospace in the second quarter of 2015 for a gain on sale of $177.8 million. These gains are reflected in earnings from discontinued operations. Additionally, in connection with the separation of Knowles on February 28, 2014, the results of operations and cash flows of Knowles are reflected within discontinued operations for the nine months ended September 30, 2014 as well as costs incurred by us to complete the spin-off of Knowles, totaling $27.1 million. See Note 4 Discontinued Operations.

Restructuring Activities

The restructuring expenses of $11.5 million and $38.7 million incurred in the three and nine months ended September 30, 2015 relate to restructuring programs initiated during 2015 and 2014. These programs are designed to better align our costs and operations with current market conditions through targeted facility consolidations, headcount reductions and other measures. We currently expect full year 2015 restructuring expenses of approximately $45.0 million to $50.0 million, inclusive of our actions taken to date, principally within our Energy segment. We expect the programs currently underway to be substantially completed in the next twelve to eighteen months.

The $11.5 million of restructuring charges incurred during the third quarter of 2015 primarily included the following items:

•
Our Energy segment incurred restructuring charges of $6.2 million related to various programs across the segment focused on workforce reductions and field and service consolidations. These programs were initiated to better align cost base with the anticipated demand environment.

•
Our Engineered Systems segment recorded $3.7 million of restructuring charges relating to headcount reductions across various businesses primarily related to optimization of administrative functions within our Printing & Identification platform and U.S. manufacturing consolidation within our Industrial platform.

•	The remaining segments and corporate incurred restructuring charges primarily related to headcount reductions.

For the three and nine months ended September 30, 2014, we incurred restructuring charges of $1.4 million and $7.7 million, respectively, for programs at several targeted facilities to optimize cost structure, across several of the segments. See Note 8 Restructuring Activities in our Condensed Consolidated Financial Statements for additional information related to our restructuring programs.

SEGMENT RESULTS OF OPERATIONS

Energy
Our Energy segment, serving the Drilling & Production, Bearings & Compression, and Automation end markets, is a provider of customer-driven solutions and services for safe and efficient production and processing of fuels worldwide, and has a strong presence in the bearings and compression and automation markets.

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in thousands)	2015	2014	% Change	2015	2014	% Change
Revenue:
Drilling & Production	$245,569	$357,366	(31.3)%	$792,499	$1,062,128	(25.4)%
Bearings & Compression	80,278	91,539	(12.3)%	237,485	258,544	(8.1)%
Automation	38,337	58,983	(35.0)%	131,359	148,246	(11.4)%
Eliminations	(312)	(554)		(1,004)	(1,795)
Total	$363,872	$507,334	(28.3)%	$1,160,339	$1,467,123	(20.9)%

Segment earnings	$48,726	$122,738	(60.3)%	$141,940	$356,697	(60.2)%
Operating margin	13.4%	24.2%		12.2%	24.3%

Segment EBITDA	$80,584	$149,883	(46.2)%	$240,965	$435,224	(44.6)%
Segment EBITDA margin	22.1%	29.5%		20.8%	29.7%

Other measures:
Depreciation and amortization	$31,858	$27,145	17.4%	$99,025	$78,527	26.1%
Bookings	351,557	526,134	(33.2)%	1,113,264	1,481,765	(24.9)%
Backlog				156,631	232,739	(32.7)%

Components of revenue decline:			Q3 2015 vs. Q3 2014			YTD 2015 vs. 2014
Organic decline			(37.3)%			(31.8)%
Acquisitions			11.2%			12.8%
Foreign currency translation			(2.2)%			(1.9)%
			(28.3)%			(20.9)%

Third Quarter 2015 Compared to the Third Quarter 2014

Energy revenue decreased $143.5 million, or 28.3%, in the third quarter of 2015 as compared to the third quarter of 2014, comprised of an organic revenue decline of 37.3%, 11.2% acquisition-related growth, and an unfavorable impact from foreign currency translation of 2.2%.

•
Drilling & Production end market revenue (representing 67.4% of segment revenue) decreased $111.8 million, or 31.3%, due to diminished demand and continued customer inventory reductions in our North American markets. The decrease in revenue for Drilling & Production was partially offset by acquisition-related growth, mainly driven by our October 2014 acquisition of Accelerated Companies LLC.

•
Bearings & Compression end market revenue (representing 22.1% of segment revenue) decreased $11.3 million, or 12.3%, as U.S. OEM end-user demand weakened within both our Bearing & Compression end markets, especially with oil and gas customers.

•
Automation end market revenue (representing approximately 10.5% of segment revenue) decreased $20.6 million, or 35.0%. The favorable impact of recent acquisitions was more than offset by customer project delays, as low oil prices and market uncertainties continued to drive reduced capital spending by well service and exploration and production companies.

Segment earnings decreased $74.0 million, or 60.3%, for our Energy segment, as compared to the prior year quarter, primarily driven by lower volume for our businesses serving the Drilling & Production end market. In addition, the current year quarter included restructuring charges of $6.2 million, as the segment continued targeted workforce reductions and field and service consolidations.

Operating margin declined from 24.2% to 13.4%, as compared to the prior year quarter, mainly due to the aforementioned impact of weak market dynamics and price declines. Excluding the third quarter restructuring charges, operating margin was approximately 15.0%, reflecting significantly lower volume and price declines, partially offset by the benefits of productivity and completed restructuring initiatives.

Bookings for the third quarter decreased 33.2% from the prior year quarter, reflecting ongoing market weakness. Book-to-bill was 0.97.

Nine Months Ended September 30, 2015 Compared to the Nine Months Ended September 30, 2014

Revenue generated by our Energy segment for the nine months ended September 30, 2015 decreased $306.8 million, or 20.9%, comprised of an organic revenue decline of 31.8%, 12.8% acquisition-related growth, and an unfavorable impact from foreign currency translation of 1.9%. Volume decline across the segment, due to the aforementioned market deterioration in the North American oil and gas markets, drove the overall decrease in revenue.

Earnings for the nine months ended September 30, 2015 decreased $214.8 million, or 60.2%, as compared to the prior year to date. Results for our businesses serving the Drilling & Production end markets and higher acquisition-related costs from recent acquisitions, including depreciation and amortization expense ($23.3 million increase), contributed to the decline. In addition, current year to date restructuring charges totaled $26.6 million, an increase of $24.9 million as compared to the prior year to date. These charges related to programs targeted at workforce reductions and field and service consolidations to reduce costs and gain operating efficiencies, with $18.0 million related specifically to our businesses serving the Drilling & Production end market.

Engineered Systems
Our Engineered Systems segment is comprised of two platforms, Printing & Identification and Industrials, and is focused on the design, manufacture and service of critical equipment and components serving the printing & identification, vehicle service, environmental solutions, and industrial end markets.

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in thousands)	2015	2014	% Change	2015	2014	% Change
Revenue:
Printing & Identification	$227,992	$257,282	(11.4)%	$688,107	$741,315	(7.2)%
Industrials	351,404	355,019	(1.0)%	1,057,576	1,052,481	0.5%
Total	$579,396	$612,301	(5.4)%	$1,745,683	$1,793,796	(2.7)%

Segment earnings	$102,866	$108,800	(5.5)%	$287,717	$293,793	(2.1)%
Operating margin	17.8%	17.8%		16.5%	16.4%

Segment EBITDA	$117,369	$124,134	(5.4)%	$331,138	$340,959	(2.9)%
Segment EBITDA margin	20.3%	20.3%		19.0%	19.0%

Other measures:
Depreciation and amortization	$14,503	$15,334	(5.4)%	$43,421	$47,166	(7.9)%

Bookings:
Printing & Identification	$226,756	$249,288	(9.0)%	$686,576	$745,133	(7.9)%
Industrials	338,744	342,687	(1.2)%	1,011,987	1,077,409	(6.1)%
	$565,500	$591,975	(4.5)%	$1,698,563	$1,822,542	(6.8)%
Backlog:
Printing & Identification				$100,476	$115,352	(12.9)%
Industrials				236,298	254,612	(7.2)%
				$336,774	$369,964	(9.0)%

Components of revenue decline:			Q3 2015 vs. Q3 2014			YTD 2015 vs. 2014
Organic growth			0.5%			3.1%
Acquisitions			—%			0.4%
Foreign currency translation			(5.9)%			(6.2)%
			(5.4)%			(2.7)%

Third Quarter 2015 Compared to the Third Quarter 2014

Engineered Systems revenue for the third quarter of 2015 decreased $32.9 million, or 5.4%, as compared to the third quarter of 2014 primarily driven by an unfavorable impact from foreign currency of 5.9%, partially offset by organic growth of 0.5%.

•
Revenue of our Printing & Identification platform (representing 39.3% of segment revenue) decreased $29.3 million, or 11.4%, primarily driven by the negative impact of foreign currency translation of 11.0%, as the Euro and several other currencies remained weak against the U.S. dollar. Organic revenue remained relatively flat compared with the prior year quarter, primarily related to North American growth, offset by a softer China and deferred order activity in Europe.

•
Revenue of our Industrials platform (representing 60.7% of segment revenue), decreased $3.6 million, or 1.0%, as compared to the prior year quarter. Organic growth of 1.2% was driven by solid results in our waste handling and microwave component businesses. This growth was offset by unfavorable foreign currency translation impact of 2.2%.

Engineered Systems segment earnings decreased $5.9 million, or 5.5%, as compared to the prior year quarter. Increased volume as a result of modest organic growth was more than offset by the significant, unfavorable impact from foreign currency and higher restructuring charges. Operating margin remained flat with the prior year quarter, reflecting productivity gains and the benefits from completed restructuring initiatives.

Segment bookings decreased 4.5% as compared to the comparable prior year period, reflecting an increase in organic bookings of 1.5%, more than offset by a 6.0% decline due to foreign currency translation. After adjusting for the negative foreign currency impact, our Printing & Identification and Industrials bookings increased 2.3% and nearly 1.0%, respectively. Book-to-bill for Printing & Identification was 0.99, while Industrials was 0.96. Overall, book-to-bill was 0.98.

Nine Months Ended September 30, 2015 Compared to the Nine Months Ended September 30, 2014

Engineered Systems revenue for the nine months ended September 30, 2015 decreased $48.1 million, or 2.7%, comprised of 3.1% organic revenue growth, 0.4% growth from recent acquisitions and an unfavorable impact from foreign currency of 6.2%. The revenue trends for the nine-month period were relatively consistent in each of our end markets to those outlined for the quarter.

Earnings for the nine months ended September 30, 2015 decreased 2.1% as compared to the 2014 period. One-time gains, including a favorable insurance settlement of $3.6 million and legal settlement of $1.2 million, partially offset higher restructuring charges of $5.6 million and the impact of business mix. Operating margin remained relatively stable as compared to the prior year to date, as productivity gains and volume leverage offset the negative impact of higher labor costs and unfavorable business mix in our Industrials platform.

Fluids
Our Fluids segment, serving the Fluid Transfer and Pumps end markets, is focused on the safe handling of critical fluids across the retail fueling, chemical, hygienic, oil and gas, and industrial end markets.

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in thousands)	2015	2014	% Change	2015	2014	% Change
Revenue:
Fluid Transfer	$203,274	$201,864	0.7%	$595,141	$573,236	3.8%
Pumps	148,744	159,933	(7.0)%	448,624	479,845	(6.5)%
	$352,018	$361,797	(2.7)%	$1,043,765	$1,053,081	(0.9)%

Segment earnings	$74,911	$67,559	10.9%	$199,713	$188,613	5.9%
Operating margin	21.3%	18.7%		19.1%	17.9%

Segment EBITDA	$88,278	$81,578	8.2%	$240,576	$234,306	2.7%
Segment EBITDA margin	25.1%	22.5%		23.0%	22.2%

Other measures:
Depreciation and amortization	$13,367	$14,019	(4.7)%	$40,863	$45,693	(10.6)%
Bookings	357,032	350,853	1.8%	1,030,037	1,088,805	(5.4)%
Backlog				236,608	323,424	(26.8)%

Components of revenue decline:			Q3 2015 vs. Q3 2014			YTD 2015 vs. 2014
Organic growth			1.1%			2.9%
Acquisitions			1.3%			1.8%
Foreign currency translation			(5.1)%			(5.6)%
			(2.7)%			(0.9)%

Third Quarter 2015 Compared to the Third Quarter 2014

Fluids revenue for the third quarter of 2015 decreased $9.8 million, or 2.7%, comprised of organic growth of 1.1% and acquisition-related growth of 1.3%, which was more than offset by an unfavorable impact from foreign currency translation of 5.1%.

•
Fluid Transfer revenue (representing 57.7% of segment revenue) increased $1.4 million, or 0.7%, as compared to the prior year period. The Fluid Transfer businesses continue to benefit from acquisition-related growth, which helped to offset the unfavorable impact of foreign currency translation.

•
Pumps revenue (representing 42.3% of segment revenue) decreased $11.2 million, or 7.0%, as compared with the prior year period, as solid results for our plastic-related pump business were offset by the impacts of foreign currency and slower activity in oil and gas-related pump end markets.

Earnings in our Fluids segment increased $7.4 million, or 10.9%, over the prior year quarter, driven by the benefits of completed restructuring and productivity actions. These actions more than offset the negative impact of foreign currency translation. Operating margin increased 260 basis points. Overall bookings increased 1.8% as compared to the prior year quarter, reflecting strong plastics-related project orders, partially offset by weakness in oil and gas end markets and the unfavorable impact of foreign currency. Book to bill was 1.01.

Nine Months Ended September 30, 2015 Compared to the Nine Months Ended September 30, 2014

Fluids segment revenue decreased $9.3 million, or 0.9%, as compared to the nine months ended September 30, 2014, attributable to 2.9% organic growth, 1.8% acquisition-related growth, and an unfavorable impact from foreign currency translation of 5.6%. Strong demand in global retail fueling markets and the timing of shipments in Pumps end markets covered the impact of foreign currency translation.

Fluids segment earnings increased $11.1 million, or 5.9%, for the nine months ended September 30, 2015. Operating margin expanded 120 basis points to 19.1%, as compared to 17.9% for the prior year to date period, due primarily to productivity gains and the benefits of recent cost initiatives. These drivers more than offset the impacts of higher depreciation and amortization expense related to recent acquisitions and higher restructuring charges as compared to the prior year to date period.

Refrigeration & Food Equipment
Our Refrigeration & Food Equipment segment is a provider of innovative and energy efficient equipment and systems serving the commercial refrigeration and food service end markets.

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in thousands)	2015	2014	% Change	2015	2014	% Change
Revenue:
Refrigeration	$389,307	$421,715	(7.7)%	$1,028,935	$1,138,858	(9.7)%
Food Equipment	103,153	107,092	(3.7)%	283,737	323,799	(12.4)%
Total	$492,460	$528,807	(6.9)%	$1,312,672	$1,462,657	(10.3)%

Segment earnings	$76,665	$78,012	(1.7)%	$178,547	$207,800	(14.1)%
Operating margin	15.6%	14.8%		13.6%	14.2%

Segment EBITDA	$93,274	$95,085	(1.9)%	$228,020	$259,536	(12.1)%
Segment EBITDA margin	18.9%	18.0%		17.4%	17.7%

Other measures:
Depreciation and amortization	$16,609	$17,073	(2.7)%	$49,473	$51,736	(4.4)%
Bookings	430,681	459,099	(6.2)%	1,337,133	1,495,640	(10.6)%
Backlog				307,351	376,141	(18.3)%

Components of revenue decline:			Q3 2015 vs. Q3 2014			YTD 2015 vs. 2014
Organic decline			(5.5)%			(8.4)%
Acquisitions			0.9%			0.8%
Foreign currency translation			(2.3)%			(2.7)%
			(6.9)%			(10.3)%

Third Quarter 2015 Compared to the Third Quarter 2014

Refrigeration & Food Equipment segment revenue decreased $36.3 million, or 6.9%, as compared to the third quarter of 2014, comprised of an organic revenue decline of 5.5%, acquisition-related growth of 0.9%, and an unfavorable impact from foreign currency translation of 2.3%.

•
Refrigeration revenue (representing 79.1% of segment revenue) decreased $32.4 million, or 7.7%, quarter over quarter, primarily driven by the anticipated decline in organic revenue due to reduced volume from a major food retail customer as well as an unfavorable impact from foreign currency translation, primarily the Euro.

•
Food Equipment revenue (representing 20.9% of segment revenue) decreased $3.9 million, or 3.7%, compared with the prior year quarter mainly due to the timing of shipments on large projects, as well as the negative impact from foreign currency translation.

Refrigeration & Food Equipment segment earnings decreased $1.3 million, or 1.7%, as compared to the third quarter of 2014 primarily due to volume declines, partially offset by the benefits of restructuring programs and productivity initiatives. Operating margin increased 80 basis points, reflecting the aforementioned benefits of restructuring programs and reduced supply chain and manufacturing costs as compared to last year. These drivers more than offset the volume declines as compared to the prior year quarter.
Third quarter 2015 bookings decreased 6.2% from the prior year comparable quarter, principally reflecting slow order activity from our core refrigeration customers. Book to bill for the third quarter of 2015 was 0.87, reflecting normal seasonality.

Nine Months Ended September 30, 2015 Compared to the Nine Months Ended September 30, 2014

Refrigeration & Food Equipment segment revenue decreased $150.0 million, or 10.3%, compared to the nine months ended September 30, 2014, primarily due to organic revenue decline of 8.4% and an unfavorable impact from foreign currency translation of 2.7%, slightly offset by acquisition-related growth of 0.8%. The revenue trends for the nine month period were relatively consistent in each of our end markets to those outlined for the quarter.
Refrigeration & Food Equipment segment earnings decreased $29.3 million, or 14.1%, for the nine months ended September 30, 2015, as compared to the prior year period, and operating margin declined slightly. These decreases were largely attributable to the aforementioned volume decline, which more than offset cost saving initiatives during the period.

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

Cash Flow Summary

The following table is derived from our unaudited Condensed Consolidated Statement of Cash Flows:

	Nine Months Ended September 30,
Cash Flows from Continuing Operations (in thousands)	2015	2014
Net Cash Flows Provided By (Used In):
Operating activities	$632,456	$505,386
Investing activities	581,006	(308,038)
Financing activities	(1,110,966)	(304,509)

Operating Activities

Cash provided by operating activities for the nine months ended September 30, 2015 increased approximately $127.1 million compared to the comparable period in 2014. This increase was primarily driven by higher cash inflows from working capital of $241.3 million, partially offset by lower earnings from continuing operations relative to the prior year period.

Adjusted Working Capital

We believe adjusted working capital (a non-GAAP measure calculated as accounts receivable, plus inventory, less accounts payable) provides a meaningful measure of our operational results by showing the changes caused solely by revenue. Adjusted working capital decreased $53.4 million in 2015, or 3.7%, to $1.4 billion, which reflected a decrease of $53.0 million in inventory and an increase in accounts payable of $7.5 million, offset by an increase of $7.1 million in accounts receivable. Excluding the impacts of foreign currency translation, adjusted working capital decreased $11.7 million, or 0.8%.

Investing Activities

Cash provided by or used in investing activities generally results from cash outflows for capital expenditures and acquisitions, offset by proceeds from sales of businesses and property, plant and equipment. For the nine months ended September 30, 2015, we obtained cash through investing activities of $581.0 million as compared to $308.0 million of cash used for the same period of 2014, driven mainly by the following factors:

•	Proceeds from the sale of business: In 2015, we generated cash of $689.3 million primarily from the sales of Datamax O'Neil and Sargent Aerospace.

•
Acquisitions: During 2015, we deployed approximately $6.5 million to acquire one product line in our Refrigeration & Food Equipment segment. In comparison, in 2014, we acquired six businesses for an aggregate cash purchase price of approximately $365.6 million.

•
Capital spending: Our capital expenditures increased $2.5 million in 2015 as compared to the same period in 2014, primarily within the Energy segment. We expect full year 2015 capital expenditures to approximate 2.3% of revenue.

We anticipate that capital expenditures and any acquisitions we make through the remainder of 2015 will be funded from available cash and internally generated funds and through the issuance of commercial paper, use of established lines of credit or public debt or equity markets, as necessary.

Financing Activities

Our cash flow from financing activities generally relates to the use of cash for the repurchase of our common stock and payments of dividends, offset by net borrowing activity and proceeds from the exercises of stock options. For the nine months ended September 30, 2015 and 2014, we used cash totaling $1.1 billion and $304.5 million, respectively, for financing activities, with the activity primarily attributable to the following:

•
Share purchases: During 2015, we used $600.2 million to repurchase 8.2 million shares of common stock under the 15.0 million share repurchase program authorized by the Board of Directors in January 2015. As of September 30, 2015, the approximate number of shares still available for repurchase under the January 2015 share repurchase authorization was 6.8 million.

•
Commercial paper and notes payable: Commercial paper and notes payable, net decreased in the 2015 period by $316.8 million, as we utilized a portion of the aforementioned proceeds from the sales of Datamax O'Neil and Sargent Aerospace to pay down commercial paper. We generally use commercial paper borrowings for general corporate purposes, as well as to fund acquisitions and repurchase common stock.

•
Dividend payments: Dividends paid to shareholders in 2015 was relatively flat as compared to 2014. Our dividends paid per common share increased 6% to $1.22 in 2015 compared to $1.15 in 2014; however, this higher dividend rate was partially offset by lower common shares outstanding for the 2015 period relative to 2014 due to over 10.0 million of share repurchases over the past twelve months.

•
Net proceeds from the exercise of share-based awards: Proceeds from the exercise of share-based awards were $14.6 million lower in 2015 as compared to the prior year. These proceeds have declined in recent periods as the number of stock options are diminishing and a larger number of cashless exercises of equity awards have occurred. Payments to settle tax obligations on these exercises declined $15.0 million in 2015 as a lower share price led to fewer award exercises.

•
Cash received from Knowles, net of cash distributed: In connection with the separation of Knowles from Dover in 2014, Knowles made a cash payment of $400.0 million to Dover immediately prior to the distribution. Dover received net cash of $359.8 million upon separation, which reflects cash held by Knowles at the time of distribution and retained by it in connection with its separation from Dover. Dover utilized the net proceeds from Knowles to pay down commercial paper and to repurchase shares of its common stock in the first quarter of 2014.

Cash Flows from Discontinued Operations

Cash used in discontinued operations totaled $93.7 million for the nine months ended September 30, 2015 as compared to cash provided of $28.1 million for the nine months ended September 30, 2014. These cash flows reflect the operating results of Sargent Aerospace and Datamax O'Neil (prior to their sale in 2015), as well as the results of Knowles prior to its spin-off in the first quarter of 2014. Cash used in the 2015 period also includes $82.8 million of taxes paid relating to the gain on the sale of Sargent in the second quarter. Cash used in the 2014 period includes costs incurred for the spin-off of Knowles of $27.1 million.

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

The following table reconciles our free cash flow to cash flow provided by operating activities:

	Nine Months Ended September 30,
Free Cash Flow (dollars in thousands)	2015	2014
Cash flow provided by operating activities	$632,456	$505,386
Less: Capital expenditures	(111,279)	(108,777)
Free cash flow	$521,177	$396,609
Free cash flow as a percentage of revenue	9.9%	6.9%

For the nine months ended September 30, 2015, we generated free cash flow of $521.2 million, representing 9.9% of revenue and 113.5% of net earnings from continuing operations. Free cash flow in 2015 increased $124.6 million over the prior year primarily due to higher cash inflow from working capital. We expect to generate free cash flow of approximately 12.0% of revenue for full year 2015.

Net Debt to Net Capitalization

We utilize the net debt to net capitalization calculation (a non-GAAP measure) to assess our overall financial leverage and capacity and believe the calculation is useful to investors for the same reason. The following table provides a reconciliation of net debt to net capitalization to the most directly comparable GAAP measures:

Net Debt to Net Capitalization Ratio (dollars in thousands)	September 30, 2015	December 31, 2014
Current maturities of long-term debt	$300,105	$299,956
Commercial paper	161,200	478,000
Long-term debt	2,224,943	2,253,041
Total debt	2,686,248	3,030,997
Less: Cash and cash equivalents	(662,673)	(681,581)
Net debt	2,023,575	2,349,416
Add: Stockholders' equity	3,566,304	3,700,725
Net capitalization	$5,589,879	$6,050,141
Net debt to net capitalization	36.2%	38.8%

Our net debt to net capitalization ratio decreased to 36.2% at September 30, 2015 from 38.8% at December 31, 2014. The decrease in this ratio was driven primarily by the reduction in our net capitalization of $460.3 million due to lower commercial paper during the current year.

We use commercial paper borrowings for general corporate purposes, including the funding of acquisitions and the repurchasing of our common stock.  We currently maintain an unsecured revolving credit facility with a syndicate of banks which permits borrowings up to $1.0 billion and expires on November 10, 2016. This facility is used primarily as liquidity back-up for our commercial paper program; we have not borrowed any funds under this facility. If we were to draw down a loan, at our election, the loan would bear interest at a Eurodollar or Sterling rate based on LIBOR, plus an applicable margin ranging from 0.565% to 1.225% (subject to adjustment based on the rating accorded our senior unsecured debt by S&P and Moody’s) or at a base rate pursuant to a formula defined in the facility. Under this facility, we are required to maintain an interest coverage ratio of EBITDA to consolidated net interest expense of not less than 3 to 1. We were in compliance with this covenant and our other long-term debt covenants at September 30, 2015 with a coverage ratio of 13.9 to 1. We are not aware of any potential impairment to our liquidity and expect to remain in compliance with all of our debt covenants.

We also have a current shelf registration statement filed with the Securities and Exchange Commission that allows for the issuance of additional debt securities that may be utilized in one or more offerings on terms to be determined at the time of the offering. Net proceeds of any offering would be used for general corporate purposes, including repayment of existing indebtedness, capital expenditures and acquisitions.

At September 30, 2015, our cash and cash equivalents totaled $662.7 million, of which $641.6 million was held outside the United States. Cash and equivalents are invested in highly liquid investment-grade money market instruments and bank deposits with maturities of three months or less. We regularly invest cash in excess of near-term requirements in money market instruments or short-term investments, which consist of investment grade time deposits with original maturity dates at the time of purchase of no greater than three months.

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

At September 30, 2015, we had an outstanding floating-to-floating cross currency swap agreement for a total notional amount of $50.0 million in exchange for Swiss francs ("CHF") 65.1 million, which matured on October 15, 2015. This transaction hedged a portion of our net investment in CHF-denominated operations. The agreement qualified as a net investment hedge and the effective portion of the change in fair value is reported within the cumulative translation adjustment section of other comprehensive income. The fair value at September 30, 2015 reflected a loss of $16.3 million due to the strengthening of the Swiss franc relative to the U.S. dollar over the term of this arrangement. We settled this hedge upon maturity on October 15, 2015.

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

Special Notes Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q, especially "Management’s Discussion and Analysis of Financial Condition and Results of Operations," contains "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. Such statements relate to, among other things, operating and strategic plans, income, earnings, cash flows, foreign exchange, changes in operations, acquisitions, industries in which Dover businesses operate, anticipated market conditions and our positioning, global economies, and operating improvements. Forward-looking statements may be indicated by words or phrases such as "anticipates," "expects," "believes," "suggests," "will," "plans," "should," "would," "could," and "forecast," or the use of the future tense and similar words or phrases. Forward-looking statements are subject to inherent risks and uncertainties that could cause actual results to differ materially from current expectations, including, but not limited to, oil and natural gas demand, production growth, and prices; changes in exploration and production spending by Dover’s customers and changes in the level of oil and natural gas exploration and development; changes in customer demand and capital spending; economic conditions generally and changes in economic conditions globally and in markets served by Dover businesses, including well activity and U.S. industrials activity; Dover’s ability to achieve expected savings from integration and other cost-control initiatives, such as lean and productivity programs as well as efforts to reduce sourcing input costs; the impact of interest rate and currency exchange rate fluctuations; the ability of Dover's businesses to expand into new geographic markets; Dover's ability to identify and successfully consummate value-adding acquisition opportunities or planned divestitures; the impact of loss of a significant customer, or loss or non-renewal of significant contracts; the ability of Dover's businesses to develop and launch new products, timing of such launches and risks relating to market acceptance by customers; the relative mix of products and services which impacts margins and operating efficiencies; increased competition and pricing pressures; the impact of loss of a single-source manufacturing facility; short-term capacity constraints; increases in the cost of raw materials; domestic and foreign governmental and public policy changes or developments, including environmental regulations, conflict minerals disclosure requirements, and tax policies; protection and validity of patent and other intellectual property rights; the impact of legal matters and legal compliance risks; conditions and events affecting domestic and global financial and capital markets; and a downgrade in Dover's credit ratings which, among other matters, could make obtaining financing more difficult and costly. Dover refers you to the documents that it files from time to time with the Securities and Exchange Commission, such as its reports on Form 10-K for a discussion of these and other risks and uncertainties that could cause its actual results to differ materially from its current expectations and from the forward-looking statements contained herein. Dover undertakes no obligation to update any forward-looking statement, except as required by law.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There has been no significant change in our exposure to market risk during the nine months ended September 30, 2015. For a discussion of our exposure to market risk, refer to Item 7A, "Quantitative and Qualitative Disclosures about Market Risk," contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 ("Form 10-K").

Item 4. Controls and Procedures

At the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2015.

During the third quarter of 2015, there were no changes in the Company’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

See Part I, Notes to unaudited Condensed Consolidated Financial Statements, Note 13 Commitments and Contingent Liabilities.

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in our Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable.

(b)	Not applicable.

(c)	The table below presents shares of Dover stock that we acquired during the quarter.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased under the Plans or Programs (2)
July 1 to July 31	1,510,124	$66.24	1,510,124	6,771,458
August 1 to August 31	—	—	—	6,771,458
September 1 to September 30	—	—	—	6,771,458
For the Third Quarter	1,510,124	$66.24	1,510,124	6,771,458

(1)
In January 2015, the Board of Directors approved a new standing share repurchase authorization, whereby the Company may repurchase up to 15,000,000 shares of its common stock over the following three years. All share repurchases during the three months ended September 30, 2015 were made under this program.

(2)
As of September 30, 2015, the number of shares still available for repurchase under the January 2015 share repurchase authorization was 6,771,458. This program replaced the previous authorization, approved in May 2012, which authorized the repurchase of up to 10,000,000 shares during the five-year period ending May 2017. Additionally, the Company's $1.0 billion share repurchase program, approved in November 2012, was completed in the first quarter of 2014.

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

101
The following materials from Dover Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 formatted in XBRL (eXtensible Business Reporting Language):  (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Statements of Comprehensive Earnings, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statement of Stockholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

DOVER CORPORATION

Date:	October 20, 2015	/s/ Brad M. Cerepak
Brad M. Cerepak
Senior Vice President & Chief Financial Officer
(Principal Financial Officer)

Date:	October 20, 2015	/s/ Sandra A. Arkell
Sandra A. Arkell
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

101
The following materials from Dover Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 formatted in XBRL (eXtensible Business Reporting Language):  (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Statements of Comprehensive Earnings, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statement of Stockholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements.