Form 10-K
period 2015-12-31
DOVER Corp
filed 2016-02-12
CIK 29905

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For fiscal year ended December 31, 2015

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
(Do not check if a smaller reporting company)

 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of the close of business on June 30, 2015 was $10,980,690,400. The registrant’s closing price as reported on the New York Stock Exchange-Composite Transactions for June 30, 2015 was $70.18 per share. The number of outstanding shares of the registrant’s common stock as of January 29, 2016 was 155,009,407.

Documents Incorporated by Reference: Part III — Certain Portions of the Proxy Statement for Annual Meeting of Shareholders to be held on May 5, 2016 (the “2016 Proxy Statement”).

Special Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K, especially "Management’s Discussion and Analysis of Financial Condition and Results of Operations," contains "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. Such statements relate to, among other things, operating and strategic plans, income, earnings, cash flows, foreign exchange, changes in operations, acquisitions, industries in which Dover businesses operate, anticipated market conditions and our positioning, global economies, and operating improvements. Forward-looking statements may be indicated by words or phrases such as "anticipates," "expects," "believes," "suggests," "will," "plans," "should," "would," "could," and "forecast," or the use of the future tense and similar words or phrases. Forward-looking statements are subject to inherent risks and uncertainties that could cause actual results to differ materially from current expectations, including, but not limited to, oil and natural gas demand, production growth, and prices; changes in exploration and production spending by Dover’s customers and changes in the level of oil and natural gas exploration and development; changes in customer demand and capital spending; economic conditions generally and changes in economic conditions globally and in markets served by Dover businesses, including well activity and U.S. industrials activity; Dover’s ability to achieve expected savings from integration and other cost-control initiatives, such as lean and productivity programs as well as efforts to reduce sourcing input costs; the impact of interest rate and currency exchange rate fluctuations; the ability of Dover's businesses to expand into new geographic markets; Dover's ability to identify and successfully consummate value-adding acquisition opportunities or planned divestitures; the impact of loss of a significant customer, or loss or non-renewal of significant contracts; the ability of Dover's businesses to develop and launch new products, timing of such launches and risks relating to market acceptance by customers; the relative mix of products and services which impacts margins and operating efficiencies; increased competition and pricing pressures; the impact of loss of a single-source manufacturing facility; short-term capacity constraints; increases in the cost of raw materials; domestic and foreign governmental and public policy changes or developments, including environmental regulations, conflict minerals disclosure requirements, tax policies, and export/import laws; protection and validity of patent and other intellectual property rights; the impact of legal matters and legal compliance risks; conditions and events affecting domestic and global financial and capital markets; and a downgrade in Dover's credit ratings which, among other matters, could make obtaining financing more difficult and costly. Certain of these risks and uncertainties are described in more detail in "Item 1A. Risk Factors" of this Annual Report on Form 10-K. Dover undertakes no obligation to update any forward-looking statement, except as required by law.

The Company may, from time to time, post financial or other information on its Internet website, www.dovercorporation.com. The Internet address is for informational purposes only and is not intended for use as a hyperlink. The Company is not incorporating any material on its website into this report.

PART I

ITEM 1. BUSINESS

Overview

Dover is a diversified global manufacturer delivering innovative equipment and components, specialty systems and support services through four major operating segments: Energy, Engineered Systems, Fluids, and Refrigeration & Food Equipment. The Company's entrepreneurial business model encourages, promotes, and fosters deep customer engagement and collaboration, which has led to Dover's well-established and valued reputation for providing superior customer service and industry-leading product innovation. Unless the context indicates otherwise, references herein to "Dover," "the Company," and words such as "we," "us," and "our" include Dover Corporation and its subsidiaries. Dover was incorporated in 1947 in the State of Delaware and became a publicly traded company in 1955. Dover is headquartered in Downers Grove, Illinois and currently employs approximately 26,000 people worldwide.

Dover's businesses are aligned in four segments and organized around our key end markets focused on growth strategies. The segment structure is also designed to provide increased opportunities to leverage Dover's scale and capitalize on productivity initiatives. Dover's four segments are as follows:

•
Our Energy segment, serving the Drilling & Production, Bearings & Compression, and Automation end markets, is a provider of customer-driven solutions and services for safe and efficient production and processing of fuels worldwide and has a strong presence in the bearings and compression components and automation markets.

•
Our Engineered Systems segment is comprised of two platforms, Printing & Identification and Industrials, and is focused on the design, manufacture and service of critical equipment and components serving the fast-moving consumer goods, digital textile printing, vehicle service, environmental solutions and industrial end markets.

•
Our Fluids segment, serving the Fluid Transfer and Pumps end markets, is focused on the safe handling of critical fluids across the retail fueling, chemical, hygienic, oil and gas and industrial end markets.

•	Our Refrigeration & Food Equipment segment is a provider of innovative and energy efficient equipment and systems serving the commercial refrigeration and food service end markets.

The following table shows the percentage of total revenue and segment earnings generated by each of our four segments for the years ended December 31, 2015, 2014 and 2013:

	Revenue			Segment Earnings
	2015	2014	2013	2015	2014	2013
Energy	21%	26%	26%	17%	34%	35%
Engineered Systems	34%	31%	30%	36%	29%	27%
Fluids	20%	18%	18%	26%	19%	17%
Refrigeration & Food Equipment	25%	25%	26%	21%	18%	21%

Management Philosophy

Our businesses are committed to operational excellence and to being market leaders as measured by market share, customer service, growth, profitability, and return on invested capital. Our operating structure of four business segments allows for focused acquisition activity, accelerates opportunities to identify and capture operating synergies, including global sourcing and supply chain integration, and advances the development of our executive talent. Our segment and executive management set strategic direction, initiatives and goals for our operating companies, and also provide oversight, allocate and manage capital, are responsible for major acquisitions, and provide other services. We foster an operating culture with high ethical standards, trust, respect, and open communication, designed to allow individual growth and operational effectiveness.

In addition, we are committed to creating value for our customers, employees, and shareholders through sustainable business practices that protect the environment and the development of products that help our customers meet their sustainability goals.

We have accelerated our efforts and processes around innovation, focusing on technologies which create tangible value for our customers.

Our companies are increasing their focus on efficient energy usage, greenhouse gas reduction, and waste management as they strive to meet the global environmental needs of today and tomorrow.

Company Goals

We are committed to driving shareholder return through three key objectives. First, we are committed to achieving annual organic sales growth of 3% to 5% over a long-term business cycle, absent extraordinary economic conditions, complemented by acquisition growth. Second, we continue to focus on segment margin expansion through productivity initiatives, including supply chain activities, targeted, thoughtful restructuring activities, strategic pricing, and portfolio shaping. Third, we are committed to generating free cash flow as a percentage of sales greater than 11% through strong performance, productivity improvements, and active working capital management. We support these goals through (1) alignment of management compensation with financial objectives, (2) well-defined and actively managed merger and acquisition processes, and (3) talent development programs.

Business Strategy

To achieve our goals, we are focused on execution of the following three key business strategies:

Positioning ourselves for growth

We have aligned our business segments to focus on the needs of customers in key end markets that are well-positioned for future growth. We capitalize on our expertise while maintaining an intense focus on our customers and their needs. We maintain and emphasize our entrepreneurial culture and continuously innovate to address our customers’ needs to help them win in the markets they serve.

In particular, our businesses are well-positioned to capitalize on trends in the areas of global energy demand, continuous productivity improvement, sustainability, energy efficiency, consumer product safety, and growth of consumerism in emerging economies. For instance, our Energy segment, despite recent market trends, is focusing on expansion in high growth regions and technologies, accelerating capabilities to drive international growth, and increasing investment in innovation to drive customer productivity and cash flow. Our Engineered Systems segment combines its engineering technology, unique product advantages, and applications expertise to address market needs and requirements including digital conversion, productivity solutions, sustainability, consumer product safety, and growth in emerging economies. The Fluids segment is focused on accelerated growth within the chemical/plastics, retail fueling, fluid transfer, industrial, and hygienic markets as well as globalizing brands across geographies while expanding sales channels and engineering support. In particular, we are pursuing further growth in the hygienic and polymers/plastics markets. Our Refrigeration & Food Equipment segment is responding to our customers’ energy efficiency, sustainability and food safety concerns as a result of government regulations, with innovative new products. In addition, we are broadening our product offerings targeted toward retail refrigeration and food service customers with enhanced productivity and merchandising products.

Capturing the benefits of common ownership

We are committed to operational excellence through our Dover Excellence program. This program focuses on free cash flow generation, productivity to support the ongoing investment in product innovation and customer expansion activities, the continuous evaluation of operating efficiencies, and the continued consolidation of back office support. Through this program we have implemented various productivity initiatives, such as supply chain management and lean manufacturing to maximize our efficiency as well as workplace safety initiatives to help ensure the health and welfare of our employees. We foster the sharing of best practices throughout the organization. To ensure success, our businesses place strong emphasis on continual quality improvement and new product development to better serve customers and expand into new product and geographic markets. We have also developed regional support centers and shared manufacturing centers in the U.S., China, Brazil, and India. Further, we continue to make significant investments in talent development, recognizing that the growth and development of our employees are essential for our continued success.

Disciplined capital allocation

Our businesses generate annual free cash flow of approximately 11% of revenue. We are focused on the most efficient allocation of our capital to maximize investment returns. To do this, we grow and support our existing businesses, with average annual investment in capital spending approximating 2 - 2.5% of revenue with a focus on internal projects to expand markets, develop products, and boost productivity. We continue to evaluate our portfolio for strategic fit and intend to make additional acquisitions focused on our key growth markets which include printing and identification, refrigeration and food equipment, pumps and fluid transfers and select energy markets. We consistently provide shareholder returns by paying dividends, which have increased annually over each of the last 60 years. We will also continue to repurchase our shares to offset the impact of dilution, as a minimum.

Portfolio Development

Acquisitions

Our acquisition program has two key elements. First, we seek to acquire value creating add-on businesses that enhance our existing businesses either through their global reach and customers, or by broadening their product mix. Second, in the right circumstances, we will strategically pursue larger, stand-alone businesses that have the potential to either complement our existing businesses or allow us to pursue innovative technologies within our key growth spaces. Over the past three years (2013 – 2015), we have spent over $1.7 billion to purchase 21 businesses that strategically fit within our business model. In the fourth quarter of 2015, we acquired three businesses for an aggregate purchase price of $561.3 million. These businesses include Gala Industries and Reduction Engineering Scheer, expanding our Fluids segment's plastics and polymers product and integrated systems portfolio. In addition, we acquired JK Group, a global manufacturer and provider of innovative digital inks for the textile printing market, that compliments the Printing & Identification platform within our Engineered Systems segment. In 2014, we acquired Accelerated for approximately $435.7 million, expanding our artificial lift footprint within our Energy segment. Accelerated, now part of our Drilling and Production businesses, is an integrated provider of equipment, parts, and services for handling fluids in oil and gas production. In 2013, we acquired 10 businesses for aggregate consideration of $322.8 million, including Finder Pompe, which we acquired in the fourth quarter of 2013 for approximately $142.2 million to expand our Fluids portfolio.

Subsequent to year end, we acquired the dispenser and system businesses of Tokheim Group S.A.S. ("Tokheim") for a purchase price of approximately €411.3 million, or $448.7 million. Tokheim will be integrated with our Fluid Transfer end market within our Fluids segment and will enable us to provide the most complete solutions available for our retail fueling customers.

For more details regarding acquisitions completed over the past two years, see Note 2 Acquisitions in the Consolidated Financial Statements in Item 8 of this Form 10-K. Our future growth depends in large part on finding and acquiring successful businesses, as a substantial number of our current businesses operate in relatively mature markets. While we expect to generate annual organic growth of 3% - 5% over a long-term business cycle absent extraordinary economic conditions, sustained organic growth at these levels for individual businesses is difficult to achieve consistently each year. Our success is also dependent on the ability to successfully integrate our acquired businesses within our existing structure. To track post-merger integration and accountability, we utilize an internal scorecard and defined processes to help ensure expected synergies are realized and value is created.

Dispositions

We routinely review our portfolio to evaluate whether our businesses continue to be essential contributors to our long-term strategy. Occasionally, we may also make an opportunistic sale of one of our businesses based on specific market conditions and strategic considerations. Accordingly, in an effort to reduce our exposure to cyclical markets and focus on our higher margin growth spaces, during the past three years (2013 – 2015) we have sold five businesses for aggregate consideration of $957.1 million.

During 2015, we completed the sale of Datamax O'Neil and Sargent Aerospace. In addition, during the fourth quarter of 2015 we completed the divestiture of a product line within the Refrigeration and Food Equipment segment. We expect to make further dispositions in the future, none of which, individually, are expected to be significant.

The financial position and results of operations for Datamax O'Neil and Sargent Aerospace have been presented as discontinued operations for all periods presented. For more details, see Note 3 Disposed and Discontinued Operations in the Consolidated Financial Statements in Item 8 of this Form 10-K.

In addition, in February 2014, we divested of a significant portion of our technology business with the spin-off of Knowles as discussed below.

Spin-Off of Knowles

On February 28, 2014, we completed the separation of Knowles Corporation ("Knowles") from Dover through the pro rata distribution of 100% of the common stock of Knowles to Dover's stockholders of record as of the close of business on February 19, 2014. Each Dover shareholder received one share of Knowles common stock for every two shares of Dover common stock held as of the record date. As a result, Knowles became an independent, publicly traded company listed on the New York Stock Exchange, and Dover retains no ownership interest in Knowles. The distribution was structured to be tax-free to Dover and its shareholders for U.S. federal income tax purposes.

Business Segments

As noted previously, we currently operate through four business segments that are aligned with the key end markets they serve and comprise our operating and reportable segments: Energy, Engineered Systems, Fluids, and Refrigeration & Food Equipment. For financial information about our segments and geographic areas, see Note 16 Segment Information in the Consolidated Financial Statements in Item 8 of this Form 10-K.

Energy

Our Energy segment serves the Drilling & Production, Bearings & Compression, and Automation end markets. This segment is a provider of customer driven solutions and services for safe and efficient production and processing of fuels worldwide. This segment consists of the following end markets:

•
Drilling & Production – Our businesses serving the drilling and production end markets design and manufacture products that promote efficient and cost-effective drilling, including long-lasting polycrystalline diamond cutters ("PDCs") for applications in down-hole drilling tools and facilitate the extraction and movement of fuel from the ground, including steel sucker rods, down-hole rod pumps, electric submersible pumps, progressive cavity pumps and drive systems, and plunger lifts. In addition, these businesses manufacture winches, hoists, gear drives, and electronic monitoring solutions for energy, infrastructure, and recovery markets worldwide.

•
Bearings & Compression – These businesses manufacture various compressor parts that are used in natural gas production, distribution, and oil refining markets. Product offerings include bearings, bearing isolators, seals and remote condition monitoring systems that are used for rotating machinery applications such as turbo machinery, motors, generators and compressors used in energy, utility, marine and other industries.

•
Automation – These businesses design and manufacture products that promote efficient drilling and production of oil and gas including quartz pressure transducers and hybrid electronics used in down-hole monitoring devices, chemical injection pumps, automated pump controllers, artificial lift optimization software, diagnostic instruments for reciprocating machinery, and control valves.

Our Energy segment’s sales are made directly to customers and through various distribution channels. We manufacture our products primarily in North America, and our sales are concentrated in North America with an increasing level of international sales directed primarily to Europe, Australia, and Asia.

Engineered Systems

Our Engineered Systems segment is focused on the design, manufacture and service of critical equipment and components within the Printing & Identification and Industrials platforms, as described below.

•
Printing & Identification – Printing & Identification is a worldwide supplier of precision marking and coding, digital textile printing, soldering and dispensing equipment, and related consumables and services. Our Printing & Identification platform primarily designs and manufactures equipment and consumables used for printing variable information (such as bar coding of dates and serial numbers) on fast moving consumer goods, capitalizing on expanding food and product safety requirements and growth in emerging markets. In addition, our businesses serving the textile market are benefiting from a significant shift from analog to digital printing, resulting from shorter runs and more complex fashion designs, as well as increasing regulatory and environmental standards.

•
Industrials – These businesses serve the vehicle service, industrial automation, and waste and recycling markets, providing a wide range of products and services which have broad customer applications.

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

Fluids
Our Fluids segment is focused on the safe handling of critical fluids across the retail fueling, chemical, hygienic, oil and gas, and industrial markets. The segment serves two broad global end markets: Fluid Transfer and Pumps.

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

•
Pumps – The pumps and compressors are used to transfer liquid and bulk products and are sold to a wide variety of markets, including the refined fuels, LPG, food/sanitary, transportation, and chemical process industries. The pumps include positive displacement and centrifugal pumps that are used in demanding and specialized fluid transfer process applications.

Fluids' products are manufactured primarily in the United States, Europe, and China, and are sold throughout the world directly and through a network of distributors.

Refrigeration & Food Equipment

Our Refrigeration & Food Equipment segment is a provider of innovative and energy efficient equipment and systems serving the commercial refrigeration and food service end markets.

•
Refrigeration – Our businesses manufacture refrigeration systems, refrigeration display cases, specialty glass, commercial glass refrigerator and freezer doors, and brazed heat exchangers used in industrial and climate control.

•
Food Equipment – Our businesses manufacture electrical distribution products and engineering services, commercial food service equipment, cook-chill production systems, custom food storage and preparation products, kitchen ventilation systems, conveyer systems, beverage can-making machinery, and packaging machines used for meat, poultry, and other food products.

The majority of the refrigeration/food systems and machinery that are manufactured or serviced by the Refrigeration & Food Equipment segment are used by the supermarket industry, including “big-box” retail and convenience stores, the commercial/industrial refrigeration industry, institutional and commercial food service and food production markets, and beverage can-making industries. Refrigeration & Food Equipment's products are manufactured primarily in North America, Europe, and Asia and are sold globally, directly and through a network of distributors.

Raw Materials

We use a wide variety of raw materials, primarily metals and semi-processed or finished components, which are generally available from a number of sources. As a result, shortages or the loss of any single supplier have not had, and are not likely to have, a material impact on operating profits. While the required raw materials are generally available, commodity pricing can be volatile, particularly for various grades of steel, copper, aluminum, and select other commodities. Although cost increases in commodities may be recovered through increased prices to customers, our operating results are exposed to such fluctuations. We attempt to control such costs through fixed-price contracts with suppliers and various other programs, such as our global supply chain activities.

Research and Development

Our businesses are encouraged to develop new products as well as to upgrade and improve existing products to satisfy customer needs, expand revenue opportunities domestically and internationally, maintain or extend competitive advantages, improve product reliability, and reduce production costs. During 2015, we spent $115.0 million for research and development, including qualified engineering costs. In 2014 and 2013, research and development spending totaled $118.4 million and $117.2 million, respectively.

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

Customers

We serve thousands of customers, none one of which accounted for more than 10% of our consolidated revenue in 2015. Given our diversity of served markets, customer concentrations are quite varied. Businesses supplying the waste and recycling, agricultural, defense, energy, automotive, and commercial refrigeration industries tend to deal with a few large customers that are significant within those industries. This also tends to be true for businesses supplying the power generation and chemical industries. In the other markets served, there is usually a much lower concentration of customers, particularly where the companies provide a substantial number of products and services applicable to a broad range of end-use applications.

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

Backlog

Backlog is more relevant to our businesses that produce larger and more sophisticated machines or have long-term contracts, primarily for the markets within our Fluids and Refrigeration & Food Equipment segments. Our total backlog relating to our continuing operations as of December 31, 2015 and 2014 was $1.0 billion and $1.2 billion, respectively.

Competition

Our competitive environment is complex because of the wide diversity of our products manufactured and the markets served. In general, most of our businesses are market leaders that compete with only a few companies, and the key competitive factors are customer service, product quality, price, and innovation. However, as we become increasingly global, we are exposed to more competition. A summary of our key competitors by end market within each of our segments follows:

Segment	End Market	Key Competitors
Energy	Drilling & Production /Automation	DeBeers Group (Element Six), Schlumberger Ltd.,Weatherford International Ltd., General Electric (Lufkin), Baker Hughes, BORETS, and Novomet
	Bearings & Compression	Compression Products International, Hoerbiger Holdings AG, John Crane, Kingsbury
Engineered Systems	Printing & Identification	Danaher Corp. (Videojet), Brother Industries Ltd (Domino Printing), Electronics for Imaging
	Industrials	Oshkosh Corp. (McNeilus), Siemens AG (Weiss GmbH), Challenger Lifts, Labrie Enviroquip Group, and numerous others
Fluids	Fluid Transfer	Danaher Corp. (Gilbarco Veeder-Root), Franklin Electric, Gardner Denver, Inc. (Emco Wheaton), Wayne
	Pumps	IDEX Corp, Ingersoll Rand, ITT, SPX Corp.
Refrigeration & Food Equipment	Refrigeration	Panasonic (Hussman Corp.), Lennox International (Kysor/Warren), Alfa Laval
	Food Equipment	Manitowoc Company, Illinois Tool, Middleby

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

The following table shows annual revenue derived from customers outside the U.S. as a percentage of total annual revenue for each of the last three years, by segment and in total:

	% Non-U.S. Revenue by Segment
	Years Ended December 31,
	2015	2014	2013
Energy	26%	28%	33%
Engineered Systems	45%	48%	47%
Fluids	49%	53%	51%
Refrigeration & Food Equipment	33%	35%	36%
Total percentage of revenue derived from customers outside of the U.S.	39%	40%	41%

Our international operations are subject to certain risks, such as price and exchange rate fluctuations and non-U.S. governmental restrictions, which are discussed further in "Item 1A. Risk Factors." For additional details regarding our non-U.S. revenue and the geographic allocation of the assets of our continuing operations, see Note 16 Segment Information to the Consolidated Financial Statements in Item 8 of this Form 10-K.

Environmental Matters

Sustainability

In response to our concerns around global sustainability, in 2010, we developed and implemented a process to conduct an inventory of greenhouse gas emissions. Since then, we have evaluated our climate change risks and opportunities and have developed an energy and climate change strategy that includes clearly defined goals and objectives, along with prioritized programs and projects for achieving energy use and greenhouse gas emissions reductions. To further promote our sustainability efforts, we have committed to reducing our overall energy and greenhouse gas intensity indexed to net revenue by 20% from 2010 to 2020. We have also participated as a voluntary respondent in the Carbon Disclosure Project since 2010.

All of our segments are investigating the energy efficiencies related to their operations and the use of their products and services by customers. In some instances, our businesses may be able to help customers reduce their energy needs. Increased demand for energy-efficient products, based on a variety of drivers (including, but not limited to, reduction of greenhouse gas emissions) could result in increased sales for a number of our businesses.

Other Matters

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

Employees

We had approximately 26,000 employees as of December 31, 2015.

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

The oil and gas industry historically has experienced periodic downturns, including the significant downturn experienced in 2015. Demand for our energy products and services is sensitive to the level of drilling and production activity of, and the corresponding capital spending by, oil and natural gas companies.  The level of drilling and production activity is directly affected by trends in oil and natural gas prices, which have been recently volatile and may continue to be volatile. In particular, the prices of oil and natural gas were highly volatile in 2014 and 2015 and declined dramatically.

Prices for oil and natural gas are subject to large fluctuations in response to changes in the supply of and demand for oil and natural gas, market uncertainty, geopolitical developments and a variety of other factors that are beyond our control. Even the perception of longer-term lower oil and natural gas prices can reduce or defer major capital expenditures by our customers in the oil and gas industry. Given the long-term nature of many large-scale development projects, a significant downturn in the oil and gas industry could result in the reduction in demand for our energy and pumps products and services, and could have a material adverse effect on our financial condition, results of operations and cash flows.

•	We are subject to risks relating to our existing international operations and expansion into new geographical markets.

Approximately 39% of our revenues from continuing operations for 2015 and 40% of our revenues for 2014 were derived outside the United States. We continue to focus on penetrating global markets as part of our overall growth strategy and expect sales from outside the United States to continue to represent a significant portion of our revenues. In addition, many of our manufacturing operations and suppliers are located outside the United States.  Our international operations and our global expansion strategy are subject to general risks related to such operations, including:

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

We conduct business through our subsidiaries in many different countries, and fluctuations in currency exchange rates could have a significant impact on the reported results of operations, which are presented in U.S. dollars. For example, foreign exchange rates had an unfavorable impact on our revenue for the year ended December 31, 2015. A significant and growing portion of our products are manufactured in lower-cost locations and sold in various countries. Cross-border transactions, both with external parties and intercompany relationships, result in increased exposure to foreign exchange effects. Accordingly, significant changes in currency exchange rates, particularly the Euro, Pound Sterling, Swiss franc, Chinese Renminbi (Yuan), and the Canadian dollar, could cause fluctuations in the reported results of our businesses’ operations that could negatively affect our results of operations.  Additionally, the strengthening of certain currencies such as the Euro and U.S. dollar potentially exposes us to competitive threats from lower cost producers in other countries. Our sales are translated into U.S. dollars for reporting purposes. The strengthening of the U.S. dollar could result in unfavorable translation effects as the results of foreign locations are translated into U.S. dollars.

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

Our businesses’ domestic and international sales and operations are subject to risks associated with changes in local government laws (including environmental and export/import laws), regulations, and policies. Failure to comply with any of these laws could result in civil and criminal, monetary, and non-monetary penalties as well as potential damage to our reputation. In addition, we cannot provide assurance that our costs of complying with new and evolving regulatory reporting requirements and current or future laws, including environmental protection, employment, data security, data privacy, and health and safety laws, will not exceed our estimates. In addition, we have invested in certain countries, including Brazil, Russia, India, and China, and may in the future invest in other countries, any of which may carry high levels of currency, political, compliance, or economic risk. While these risks or the impact of these risks are difficult to predict, any one or more of them could adversely affect our businesses and reputation.

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

We expect to continue our strategy of seeking to acquire value creating add-on businesses that broaden our existing position and global reach as well as, in the right circumstances, strategically pursue larger acquisitions that could have the potential to either complement our existing businesses or allow us to pursue a new platform.  However, there can be no assurance that we will be able to continue to find suitable businesses to purchase, that we will be able to acquire such businesses on acceptable terms, or that all closing conditions will be satisfied with respect to any pending acquisition. If we are unsuccessful in our acquisition efforts, then our ability to continue to grow at rates similar to prior years could be adversely affected.  In addition, we face the risk that a completed acquisition may underperform relative to expectations. We may be unable to achieve synergies originally anticipated, exposed to unexpected liabilities or unable to sufficiently integrate completed acquisitions into our current business and growth model. Further, if we fail to allocate our capital appropriately, in respect of either our acquisition program or organic growth in our operations, we could be overexposed in certain markets and geographies and unable to expand into adjacent products or markets.  These factors could potentially have an adverse impact on our operating profits and cash flows.

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

Certain of the acquisition agreements by which we have acquired companies require the former owners to indemnify us against certain liabilities related to the operation of the company before we acquired it. In most of these agreements, however, the liability of the former owners is limited and certain former owners may be unable to meet their indemnification responsibilities. Similarly, the purchasers of our discontinued operations may from time to time agree to indemnify us for operations of such businesses after the closing. In addition, in connection with the spin-off, Knowles agreed to indemnify us for any losses relating to the conduct of the Knowles business. We cannot be assured that any of these indemnification provisions will fully protect us, and as a result we may face unexpected liabilities that adversely affect our profitability and financial position.

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

•
A significant decline in the future economic outlook of our businesses and expected future cash flows could result in goodwill or intangible asset impairment charges which would negatively impact our results of operations.

We have significant goodwill and intangible assets on our balance sheet as a result of current and past acquisitions. The valuation and classification of these assets and the assignment of useful lives involve significant judgments and the use of estimates. The testing of goodwill and intangibles for impairment requires significant use of judgment and assumptions, particularly as it relates to the determination of fair market value. A decrease in the long-term economic outlook and future cash flows of our businesses could significantly impact asset values and potentially result in the impairment of intangible assets, including goodwill.  Charges relating to such impairments could have a material adverse effect on our financial condition and results of operations in the periods recognized. Although fair values currently exceed carrying values in all of our businesses, the value of our businesses within the Energy segment were unfavorably impacted by the steep declines in revenue and order rates during the year as drilling and production activity fell due to unfavorable oil prices and lower U.S. rig counts.

•	Our borrowing costs may be impacted by our credit ratings developed by various rating agencies.

Three major ratings agencies (Moody’s, Standard and Poor’s, and Fitch Ratings) evaluate our credit profile on an ongoing basis and have each assigned high ratings for our short-term and long-term debt as of December 31, 2015.  Although we do not anticipate a material change in our credit ratings, if our current credit ratings deteriorate, then our borrowing costs could increase, including increased fees under our five-year credit facility, and our access to future sources of liquidity may be adversely affected.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

The number, type, location and size of the properties used by our operations as of December 31, 2015 are shown in the following charts, by segment:

	Number and nature of facilities				Square footage (in 000s)
	Manufacturing	Warehouse	Sales / Service	Total	Owned	Leased
Energy	58	56	61	175	2,668	1,524
Engineered Systems	38	33	81	152	3,176	1,688
Fluids	40	13	21	74	7,756	2,429
Refrigeration & Food Equipment	25	18	26	69	1,802	2,522

	Locations					Expiration dates of leased facilities (in years)
	North America	Europe	Asia	Other	Total	Minimum	Maximum
Energy	125	5	—	4	134	1	15
Engineered Systems	42	43	42	1	128	1	12
Fluids	19	18	21	1	59	1	10
Refrigeration & Food Equipment	31	11	12	3	57	1	15

We believe our owned and leased facilities are well-maintained and suitable for our operations.

ITEM 3. LEGAL PROCEEDINGS

A few of our subsidiaries are involved in legal proceedings relating to the cleanup of waste disposal sites identified under federal and state statutes which provide for the allocation of such costs among "potentially responsible parties." In each instance, the extent of the subsidiary’s liability appears to be very small in relation to the total projected expenditures and the number of other "potentially responsible parties" involved and it is anticipated to be immaterial to us on a consolidated basis. In addition, a few of our subsidiaries are involved in ongoing remedial activities at certain plant sites, in cooperation with regulatory agencies, and appropriate reserves have been established. At December 31, 2015 and 2014, we have reserves totaling $30.6 million and $32.9 million, respectively, for environmental and other matters, including private party claims for exposure to hazardous substances, that are probable and estimable.

The Company and certain of its subsidiaries are also parties to a number of other legal proceedings incidental to their businesses. These proceedings primarily involve claims by private parties alleging injury arising out of use of the Company’s products, exposure to hazardous substances, patent infringement, employment matters, and commercial disputes. Management and legal counsel, at least quarterly, review the probable outcome of such proceedings, the costs and expenses reasonably expected to be incurred and currently accrued to-date, and the availability and extent of insurance coverage. The Company has reserves for legal matters that are probable and estimable and not otherwise covered by insurance, and at December 31, 2015 and 2014, these reserves are not significant. While it is not possible at this time to predict the outcome of these legal actions, in the opinion of management, based on the aforementioned reviews, the Company is not currently involved in any legal proceedings which, individually or in the aggregate, could have a material effect on its financial position, results of operations, or cash flows.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

All of our officers are elected annually at the first meeting of the Board of Directors following our annual meeting of shareholders, and are subject to removal at any time by the Board of Directors. Our executive officers as of February 12, 2016, and their positions with Dover (and, where relevant, prior business experience) for the past five years, are as follows:

Name	Age	Positions Held and Prior Business Experience
Robert A. Livingston	62	Chief Executive Officer and Director (since December 2008) and President (since June 2008).
Ivonne M. Cabrera	49
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

Brad M. Cerepak	56	Senior Vice President and Chief Financial Officer (since May 2011) of Dover; prior thereto Vice President and Chief Financial Officer (from August 2009 to May 2011) of Dover.
C. Anderson Fincher	45
Vice President (since May 2011) of Dover and President and Chief Executive Officer (since February 2014) and Executive Vice President (from November 2011 to February 2014) of Dover Engineered Systems; prior thereto Executive Vice President (from May 2009 to November 2011) of Dover Industrial Products.

Jay L. Kloosterboer	55	Senior Vice President, Human Resources (since May 2011) of Dover; prior thereto Vice President, Human Resources (from January 2009 to May 2011) of Dover.
William C. Johnson	52
Vice President (since May 2014) of Dover and President and Chief Executive Officer (since February 2014) of Dover Refrigeration & Food Equipment; prior thereto President and Chief Executive Officer (from August 2006 to March 2014) of Hill Phoenix Inc.

Stephen R. Sellhausen	57	Senior Vice President, Corporate Development (since May 2011) of Dover; prior thereto Vice President, Corporate Development (from January 2009 to May 2011) of Dover.
Sivasankaran Somasundaram	50
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

William W. Spurgeon, Jr.	57
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

Russell E. Toney	46
Senior Vice President, Global Sourcing (since February 2015) of Dover; prior thereto General Manager, Market Development (from January 2013 to February 2015) of GE Energy Management; prior thereto Commercial Leader (from January 2011 to  January 2013) of GE Energy Global Industries; prior thereto General Manager, Global Sourcing (from March 2007 to January 2011) of GE Energy Services.

Sandra A. Arkell	47	Vice President, Controller (since August 2015) of Dover; prior thereto Assistant Controller (2009 to August 2015) of Dover.
Kevin P. Buchanan	60	Vice President, Tax (since July 2010) of Dover; prior thereto Deputy General Counsel, Tax (from November 2009 to June 2010) and Vice President, Tax (from May 2000 to October 2009) of Monsanto Company.

Name	Age	Positions Held and Prior Business Experience
Paul E. Goldberg	52	Vice President, Investor Relations (since November 2011) of Dover; prior thereto Treasurer and Director of Investor Relations (from February 2006 to November 2011) of Dover.
James M. Moran	50
Vice President, Treasurer (since November 2015) of Dover; prior thereto Senior Vice President and Treasurer (June 2013 to August 2015) of Navistar International Corporation (“NIC”); prior thereto Vice President and Treasurer (2008 to June 2013) of NIC; also served as Senior Vice President and Treasurer of Navistar, Inc. (June 2013 to August 2015) and Vice President and Treasurer of Navistar, Inc. (2008 to June 2013); also served as Senior Vice President and Treasurer of Navistar Financial Corporation (“NFC”) (April 2013 to August 2015) and Vice President and Treasurer of NFC (January 2013 to April 2013).

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Dividends

The principal market in which Dover common stock is traded is the New York Stock Exchange. Information on the high and low close prices of our stock and the frequency and the amount of dividends paid during the last two years is as follows:

	2015			2014
	Market Prices		Dividends per Share	Market Prices (1)		Dividends per Share
	High	Low		High	Low
First Quarter	$74.50	$68.59	$0.400	$81.02	$67.34	$0.375
Second Quarter	77.77	69.40	0.400	90.11	79.69	0.375
Third Quarter	70.03	55.99	0.420	90.22	79.94	0.400
Fourth Quarter	66.57	56.51	0.420	82.76	67.76	0.400
			$1.640			$1.550

(1)	Due to the February 28, 2014 distribution of Knowles, the high and low close prices shown above for each quarter prior to the distribution have been adjusted for comparability purposes.

Holders

The number of holders of record of Dover common stock as of January 29, 2016 was approximately 19,701. This figure includes participants in our domestic 401(k) program.

Securities Authorized for Issuance Under Equity Compensation Plans

Information regarding securities authorized for issuance under our equity compensation plans is contained in Part III, Item 12 of this Form 10-K.

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

In January 2015, the Board of Directors approved a standing share repurchase authorization, whereby the Company may repurchase up to 15,000,000 shares of its common stock over the following three years. No repurchases were made in the fourth quarter of 2015. As of December 31, 2015, the number of shares still available for repurchase under the January 2015 share repurchase authorization was 6,771,458.

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

Comparison of Five-Year Cumulative Total Return *
Dover Corporation, S&P 500 Index & Peer Group Index

Total Shareholder Returns

Data Source: Research Data Group, Inc
_______________________
*Total return assumes reinvestment of dividends.
This graph assumes $100 invested on December 31, 2010 in Dover Corporation common stock, the S&P 500 index, and a peer group index.

The 2015 peer index consists of the following 35 public companies selected by the Company.

3M Company	FMC Technologies Inc.	Rockwell Automation Inc.
Actuant Corp.	Honeywell International Inc.	Roper Industries Inc.
AMETEK Inc.	Hubbell Incorporated	Snap-On Inc.
Amphenol Corp.	IDEX Corporation	SPX Corporation
Cameron International Corp.	Illinois Tool Works Inc.	Teledyne Technologies Inc.
Carlisle Companies Inc.	Ingersoll-Rand PLC	Textron Inc.
Corning Inc.	Lennox International Inc.	The Timken Company
Crane Company	Nordson Corp.	Tyco International Limited
Danaher Corporation	Parker-Hannifin Corp.	United Technologies Corp.
Eaton Corporation	Pentair Limited	Vishay Intertechnology Inc.
Emerson Electric Co.	Precision Castparts Corp.	Weatherford International Limited
Flowserve Corporation	Regal Beloit Corp.

ITEM 6. SELECTED FINANCIAL DATA

in thousands except per share data	2015	2014	2013	2012	2011

Revenue	$6,956,311	$7,752,728	$7,155,096	$6,626,648	$6,051,011
Earnings from continuing operations	595,881	778,140	797,527	650,075	579,348
Net earnings	869,829	775,235	1,003,129	811,070	895,243

Basic earnings (loss) per share:
Continuing operations	$3.78	$4.67	$4.66	$3.58	$3.12
Discontinued operations	1.74	(0.02)	1.20	0.89	1.70
Net earnings	5.52	4.65	5.86	4.47	4.82

Weighted average shares outstanding	157,619	166,692	171,271	181,551	185,882

Diluted earnings (loss) per share:
Continuing operations	$3.74	$4.61	$4.60	$3.53	$3.07
Discontinued operations	1.72	(0.02)	1.18	0.88	1.67
Net earnings	5.46	4.59	5.78	4.41	4.74

Weighted average shares outstanding	159,172	168,842	173,547	183,993	188,887

Dividends per common share	$1.64	$1.55	$1.45	$1.33	$1.18

Capital expenditures	$154,251	$166,033	$141,694	$146,502	$152,764
Depreciation and amortization	327,089	307,188	278,033	229,934	193,353
Total assets	8,619,763	9,030,291	10,801,659	10,394,628	9,430,884
Total debt	2,768,464	3,030,997	2,828,479	2,800,116	2,187,252

All results and data in the table above reflect continuing operations, unless otherwise noted. See Note 3 Disposed and Discontinued Operations in the Consolidated Financial Statements in Item 8 of this Form 10-K for additional information on disposed and discontinued operations and Note 2 Acquisitions for additional information regarding the impact of 2015 and 2014 acquisitions.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is intended to help the reader understand our results of operations and financial condition for the three years ended December 31, 2015. The MD&A should be read in conjunction with our Consolidated Financial Statements and Notes included in Item 8 of this Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed elsewhere in this Form 10-K, particularly in Item 1A. "Risk Factors" and in the "Special Note Regarding Forward-Looking Statements" preceding Part I of this Form 10-K.

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

The MD&A is organized as follows:

•	Overview and Outlook

•	Consolidated Results of Operations

•	Segment Results of Operations

•	Financial Condition

◦	Cash Flow Summary and Liquidity and Capital Resources

◦	Critical Accounting Policies and Recent Accounting Standards

◦	Non-GAAP Disclosures

OVERVIEW AND OUTLOOK

Dover is a diversified global manufacturer delivering innovative equipment and components, specialty systems and support services through four major operating segments: Energy, Engineered Systems, Fluids, and Refrigeration & Food Equipment.

Full year 2015 consolidated revenue from continuing operations was $7.0 billion, a decrease of $796.4 million or 10.3%, as compared to the prior year. This decrease included a decline in organic revenue of 9.8%, an unfavorable impact of 3.9% from foreign currency, and 0.1% decline due to a disposed product line, partially offset by a 3.5% increase in acquisition-related revenue. Overall, customer pricing had a minimal unfavorable impact of 0.2% on revenue for the year.

Our Energy segment revenue decreased $533.6 million, or 26.4%, from the prior year. This decrease included a 34.3% decline in organic revenue and a 1.4% decrease due to foreign currency impacts, partially offset by 9.3% of acquisition related growth. The decline in organic revenue within our Energy segment was largely attributable to the significant deterioration within the oil and gas markets. Within our Engineered Systems segment, revenue decreased $43.1 million, or 1.8%, from the prior year. In spite of this overall decline, organic revenue grew 3.2% and acquisitions contributed 0.9% growth which was offset by 5.9% of the unfavorable impact of foreign currency rates. Our Fluids segment revenue decreased $31.3 million, or 2.2%, comprised of 0.8% organic revenue growth and 2.4% revenue growth attributable to acquisitions, offset by 5.4% unfavorability due to foreign currency. Within our Refrigeration & Food Equipment segment revenue declined $189.8 million, or 9.9%, from the prior year, including declines of 7.8% in organic revenue, 2.4% related to foreign currency, and 0.4% due to the disposition of a product line (See Note 3 Disposed and Discontinued Operations for additional information), partially offset by 0.7% of acquisition related growth.

Gross profit decreased $406.1 million, or 13.7%, to $2.6 billion, primarily as a result of the decline in sales partially offset by supply chain cost containment initiatives and the benefits of prior restructuring actions. For further discussion related to our consolidated and segment results, see "Consolidated Results of Operations" and "Segment Results of Operations," respectively, within Management's Discussion and Analysis of Financial Condition and Results of Operations.

Bookings decreased 12.3% over the prior year to $6.8 billion, driven primarily by weakness within our Energy segment which declined 29.1%. The decrease in full company bookings included a decrease in organic bookings of 11.8%, 3.6% as a result of unfavorable foreign exchange rates, and a 0.1% decrease due to dispositions, partially offset by a 3.2% increase in acquisition-related bookings. Bookings across the Engineered Systems, Fluids, and Refrigeration & Food Equipment segments decreased by 5.7%, 5.8% and 7.8%, respectively. Overall, our book-to-bill was 0.98, a slight decrease from the prior year's book-to-bill of 1.00. Backlog as of December 31, 2015 was $994.6 million, down from $1.2 billion from the prior year.

From a geographic perspective, revenue declined in North America, Europe, Asia, and Latin America. The decrease in North America was primarily driven by the significant deterioration of oil and gas markets and the loss of share with a major food retail customer. The decrease in Europe and Latin America was primarily due to the unfavorable impact of foreign currency rates. Asia was down modestly due to weakness in industrial markets in China.

We acquired four businesses in 2015 for total net consideration of $567.8 million. These businesses were acquired primarily to complement and expand upon existing operations within our Fluids and Engineered Systems segments. In addition, in 2015, in conjunction with the regular review of our portfolio and the fit of our businesses, we completed the divestitures of the Sargent Aerospace and Datamax O'Neil businesses, which were previously classified as discontinued operations. We also completed the divestiture of a product line within our Refrigeration & Food Equipment segment during the fourth quarter of 2015. The operating results of this business remain within our consolidated results for 2015 as the disposal did not qualify to be classified as a discontinued operation.

During 2015, we continued our focus on operating efficiencies through our Dover Excellence Program. This program focuses on free cash flow generation, productivity to support the ongoing investment in product innovation and customer expansion activities, the continuous evaluation of operating efficiencies, and the continued consolidation of back office support. As a result of the Dover Excellence Program focus, we generated free cash flow of $794.8 million or 11.4% of revenue, an increase of $10.7 million and 13 basis points over the prior year. In addition the Dover Excellence Program's focus on supply chain initiatives generated approximately $40 million in cost savings during 2015. During the year we also took actions to right-size our businesses to reflect difficult market conditions, especially within our Energy segment. These actions resulted in full year 2015 restructuring charges of $55.2 million, of which $30.8 million was within the Energy segment. The 2016 cost savings expected to be realized as a result of the restructuring programs and other cost management actions initiated in 2015 is expected to be within the range of $40.0 million to $50.0 million. We expect additional programs may be implemented throughout 2016 with related restructuring charges in the range of $10 to $20 million.

During the year ended December 31, 2015, the Company purchased a total of approximately 8.2 million shares of its common stock in the open market at a total cost of $600.2 million, or approximately $72.94 per share. These share repurchases were made under the January 2015 share authorization through which the Board of Directors authorized total repurchases of 15 million shares of the Company's common stock. As of December 31, 2015, the approximate number of shares still available for repurchase under the January 2015 share repurchase authorization was 6.8 million. In 2015 we continued our history of increasing our annual dividend payments to shareholders and paid a total of $258.0 million in dividends to our shareholders.

LOOKING FORWARD

In 2016, we expect revenue growth in our Engineered Systems, Fluids and Refrigeration & Food Equipment segments. We also expect revenue to further decline in Energy, impacted by continuing deterioration within the oil and gas markets. In all, we expect 2016 revenue growth of 1% to 4%. This growth will be comprised of an organic revenue decline of 1% to 4%, growth from acquisitions of approximately 7%, and a negative impact from foreign currency of approximately 2%. We expect overall growth will be driven by acquisitions, primarily within the Fluids and Engineered Systems segments, and new product introduction, primarily within the Engineered Systems and Refrigeration & Food Equipment segments. Within the Energy segment, North American markets are expected to continue to decline due to reduced rig counts and capital spending resulting from lower oil prices. Our Energy business's international revenue, comprising approximately 24% of segment revenue, is expected to remain stable to modestly improving. Our estimate for Energy in 2016 is based on an average annual price per barrel of oil of approximately $40 versus the current market price around $30.

We expect to generate free cash flow in 2016 of approximately 11.0% of revenue. In total, we expect full year diluted earnings per share from continuing operations ("EPS") to be in the range of $3.85 to $4.05. Our 2016 guidance includes the impact of disposed product lines, the benefit of previously executed restructuring actions and share repurchases, and the impact of foreign currency translation.

If global or domestic economic conditions accelerate or deteriorate, especially energy markets, our operating results for 2016 could be materially different than currently projected.

CONSOLIDATED RESULTS OF OPERATIONS

As discussed in Note 3 Disposed and Discontinued Operations to the Consolidated Financial Statements in Item 8 of this Form 10-K, in the fourth quarter of 2014, we reclassified certain businesses in the Engineered Systems segment to discontinued operations based on our decision to divest these businesses. The results of operations of these businesses have been removed from the results of continuing operations and are presented within results of discontinued operations for all periods presented.

	Years Ended December 31,			% / Point Change
(dollars in thousands, except per share figures)	2015	2014	2013	2015 vs. 2014	2014 vs. 2013
Revenue	$6,956,311	$7,752,728	$7,155,096	(10.3)%	8.4%
Cost of goods and services	4,388,167	4,778,479	4,376,505	(8.2)%	9.2%
Gross profit	2,568,144	2,974,249	2,778,591	(13.7)%	7.0%
Gross profit margin	36.9%	38.4%	38.8%	(1.5)	(0.4)

Selling and administrative expenses	1,647,382	1,758,765	1,616,921	(6.3)%	8.8%
Selling and administrative as a percent of revenue	23.7%	22.7%	22.6%	1.0	0.1

Interest expense, net	127,257	127,179	120,654	0.1%	5.4%
Other income, net	(7,105)	(5,902)	(4,970)	nm*	nm*

Provision for income taxes	204,729	316,067	248,459	(35.2)%	27.2%
Effective tax rate	25.6%	28.9%	23.8%	(3.3)	5.1

Earnings from continuing operations	595,881	778,140	797,527	(23.4)%	(2.4)%

Earnings (loss) from discontinued operations, net	273,948	(2,905)	205,602	nm*	nm*

Earnings from continuing operations per common share - diluted	$3.74	$4.61	$4.60	(18.9)%	0.2%
 * nm: not meaningful

Revenue

Our 2015 consolidated revenue decreased $796.4 million, or 10.3% to $7.0 billion compared to 2014, reflecting an organic decline of 9.8%, an unfavorable impact of 3.9% from foreign currency translation, and 0.1% decline due to a disposed product line, offset by growth from acquisitions of 3.5%. Acquisition growth of 3.5% was largely driven by the recent acquisitions of JK Group, Gala Industries, and Reduction Engineering Scheer within our Engineered Systems and Fluids segments, respectively as well as the full-year benefit from the October 2014 acquisition of Accelerated within the Energy segment. Overall customer pricing was slightly unfavorable, impacting consolidated revenue 0.2%.

Our 2014 consolidated revenue increased 8.4% to $7.8 billion compared with 2013, reflecting organic growth of 4.4%, acquisition- related growth of 4.4% and a slightly unfavorable impact from foreign currency translation. All four segments grew solidly year-over-year. Acquisition growth of 4.4% was largely driven by our Energy segment with the acquisitions of Accelerated and WellMark.

Gross Profit

Our gross profit decreased $406.1 million, or 13.7%, in 2015 compared with 2014, primarily due to the significant decline in sales volumes partially offset by supply chain cost containment initiatives and the benefits of prior restructuring actions. Gross profit margin declined 150 basis points due to an unfavorable product mix as those businesses with historically higher margin contributions experienced significant revenue declines.

Our gross profit increased $195.7 million or 7.0% in 2014 compared with 2013, reflecting the benefit of increased sales volumes. Gross profit margin declined 40 basis points due to the impact of higher restructuring costs of $14.4 million, higher acquisition- related depreciation and amortization of $15.4 million, and higher one-time labor costs as we completed the transition to new production sites.

Selling and Administrative Expenses

Selling and administrative expenses decreased $111.4 million, or 6.3%, in 2015 compared with 2014 reflecting the impact of cost savings realized as the result of restructuring programs and reduced discretionary spending. As a percentage of revenue, selling and administrative expenses increased 100 basis points in 2015 to 23.7%, reflecting deleveraging of fixed administrative costs, particularly within the Energy segment. Additionally, higher restructuring costs of $8.9 million as compared to 2014 also contributed to higher selling and administrative expenses relative to the revenue base.

Higher selling and administrative expenses in 2014 relative to 2013 reflect general increases across the segments in support of higher volumes. As a percentage of revenue, selling and administrative expenses increased 10 basis points in 2014 to 22.7% as compared to 22.6% for 2013. Results for 2014 include a $3.6 million one-time settlement charge for lump-sum payments made to participants in our U.S. defined benefit pension plan. Selling and administrative expenses for the 2013 period also include certain one-time gains of $6.8 million associated with the sale of land in Switzerland and pension curtailment gain of $4.4 million recognized in connection with the freeze of future service benefits for the U.S. benefit plans. Adjusting for these one-time items, selling and administrative expenses as a percentage of revenue improved 20 basis points in 2014 relative to 2013 as a result of leverage from higher revenue levels, which more than offset higher acquisition-related depreciation and amortization and increased restructuring charges.

Non-Operating Items

Interest expense, net, remained relatively flat at $127.3 million in 2015 due to higher interest rates on commercial paper year over year offset by lower interest on the Euro-denominated debt and on the $400.0 million notes issued during the fourth quarter. In 2014, our interest expense, net, increased 5.4% to $127.2 million due primarily to higher interest rates on the euro-denominated debt issued in the fourth quarter of 2013.

Other expense (income), net in 2015, 2014, and 2013 includes $1.6 million, $2.1 million, and $5.6 million, respectively, of net foreign exchange losses resulting from the re-measurement and settlement of foreign currency denominated balances. These foreign exchange losses were more than offset by other nonrecurring items including income due to insurance settlements for property damage of $3.6 million, $5.1 million and $7.4 million in 2015, 2014 and 2013, respectively. Other income for 2015 and 2014 also included $3.3 million and $1.7 million, respectively, for earnings on equity method investments during the year.

Income Taxes

Our businesses span the globe with 33.8%, 27.8%, and 31.7% of our pre-tax earnings in 2015, 2014, and 2013, respectively, generated in foreign jurisdictions. Foreign earnings are generally subject to local country tax rates that are below the 35.0% U.S. statutory rate. We also benefit from tax holidays and incentives in a number of the foreign jurisdictions. As a result, our effective non-U.S. tax rate is typically significantly lower than the U.S. statutory rate.

The 2015 effective tax rate on continuing operations was 25.6% compared to the 2014 rate of 28.9%. The 2015 and 2014 rates were impacted by $17.5 million and $11.3 million of favorable net discrete items, principally related to settlements of uncertain tax matters. After adjusting for discrete items, the effective tax rates were 27.8% for 2015 and 29.9% for 2014. Our 2015 tax rate was lower than the prior year due to the mix of earnings driven principally by reduced U.S. earnings within our      Energy segment.

We believe it is reasonably possible during the next twelve months that uncertain tax positions may be settled, which could result in a decrease in the gross amount of unrecognized tax benefits. This decrease may result in an income tax benefit. Due to the potential for resolution of federal, state, and foreign examinations, and the expiration of various statutes of limitation, our gross unrecognized tax benefits balance may change within the next twelve months by a range of zero to $18.0 million. Some portion of such change may be reported as discontinued operations. We believe adequate provision has been made for all income tax uncertainties.

The 2013 effective tax rate on continuing operations was 23.8%. The effective tax rate in 2013 was impacted by favorable net discrete items totaling $75.5 million, principally related to the conclusion of certain U.S. federal, state and international tax audits, a favorable court opinion, certain cross-border tax consequences and the effect of the American Tax Relief Act of 2012 which was enacted on January 2, 2013. After adjusting for discrete and other items, the effective tax rate for 2013 was 31.0%.

Earnings from Continuing Operations

Earnings from continuing operations decreased 23.4% to $595.9 million, or $3.74 EPS in 2015, compared with earnings from continuing operations of $778.1 million, or $4.61 EPS, in 2014. These results include discrete tax benefits of $17.5 million, or $0.11 EPS, in 2015 and $11.3 million, or $0.07 EPS, in 2014. Excluding these tax benefits, earnings from continuing operations decreased 24.6% in 2015 primarily due to lower revenues and additional restructuring charges, partially offset by benefits from productivity and cost containment initiatives. EPS decreased in 2015 as a result of lower earnings, partially offset by lower weighted average shares outstanding relative to 2014 due to approximately eight million shares repurchased during the year.

Earnings from continuing operations decreased 2.4% in 2014, compared with earnings from continuing operations of $797.5 million, or $4.60 EPS, in 2013. These results include discrete tax benefits of $11.3 million in 2014 and $75.5 million, or $0.43 EPS, in 2013. Excluding these tax benefits, earnings from continuing operations increased 6.2% primarily due to higher revenues and benefits from productivity and cost containment initiatives, offset by higher restructuring and acquisition-related expenses. EPS increased in 2014, reflecting the impact of higher earnings and lower weighted average shares outstanding relative to 2013 due to over seven million shares repurchased during the year.

Discontinued Operations

The results of discontinued operations for the year ended December 31, 2015, primarily include the gain on sale of $265.6 million as a result of the sale of Datamax O'Neil and Sargent Aerospace and $6.3 million of earnings attributable to those businesses prior to their disposal. These businesses were previously included in the results of the Engineered Systems segment and were reclassified to discontinued operations in 2014.

The results of discontinued operations for the year ended December 31, 2014 totaled a net loss of $2.9 million. This amount includes a loss on the sale of DEK of $6.9 million and a gain of $3.2 million in connection with a working capital adjustment for ECT, which was sold in 2013. Also reflected within the net loss from discontinued operations is $32.3 million of after-tax earnings for those businesses classified as discontinued operations, including Datamax O'Neil and Sargent Aerospace, $27.1 million of spin-off costs and a pension settlement charge of $4.4 million, net of tax, attributable to lump sum payments made to Knowles participants in Dover's qualified defined benefit pension plan.

Earnings from discontinued operations for the year ended December 31, 2013 were $205.6 million, which primarily reflects after-tax earnings of the five businesses classified as discontinued operations as well as discrete tax benefits of $54.8 million, $30.1 million of spin-off costs, and $18.3 million of interest on tax obligations in foreign jurisdictions. Also reflected in discontinued operations is a net loss on the sale of ECT, including impairments, of $21.5 million and $14.0 million of impairment relating to DEK.

Refer to Note 3 Disposed and Discontinued Operations in the Consolidated Financial Statements in Item 8 of this Form 10-K for additional information on disposed and discontinued operations.

Restructuring Activities

2015 Restructuring Activities

The Company incurred $55.2 million of restructuring charges during 2015 including the programs described below.

•
The Energy segment incurred restructuring charges of $30.8 million related to various programs across the segment focused on workforce reductions and field service consolidations. These programs were initiated to better align cost base with the significantly lower demand environment.

•
The Engineered Systems segment recorded $13.3 million of restructuring charges relating to headcount reductions across various businesses primarily related to optimization of administrative functions within the Printing & Identification platform and U.S. manufacturing consolidation within the Industrials platform.

•
The Fluids segment recorded $4.9 million of restructuring charges principally related to reduction in workforce for those businesses serving the Pumps markets. Additional restructuring was completed in the pumps businesses for facility consolidation.

•	The Refrigeration & Food Equipment segment recorded restructuring charges of $5.8 million, primarily related to asset impairments due to exit plans at targeted facilities and headcount reductions.

We anticipate that much of the benefit of these 2015 programs will be realized in 2016 and into 2017. We also expect to fund the remainder of the 2015 programs currently underway over the next 12 to 18 months. In light of the economic uncertainty in certain of our end markets and our continued focus on improving our operating efficiency, it is possible that additional programs may be implemented throughout the remainder of 2016.

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

Restructuring initiatives in 2013 were limited to a few targeted facility consolidations and headcount reductions. We incurred restructuring charges of $9.1 million relating to such activities. See Note 8 Restructuring Activities in the Consolidated Financial Statements in Item 8 of this Form 10-K for additional details regarding our recent restructuring activities.

SEGMENT RESULTS OF OPERATIONS

The summary that follows provides a discussion of the results of operations of each of our four reportable operating segments (Energy, Engineered Systems, Fluids, and Refrigeration & Food Equipment). Each of these segments is comprised of various product and service offerings that serve multiple end markets. See Note 16 Segment Information in the Consolidated Financial Statements in Item 8 of this Form 10-K for a reconciliation of segment revenue, earnings, and operating margin to our consolidated revenue, earnings from continuing operations, and operating margin. Segment EBITDA and segment EBITDA margin, which are presented in the segment discussion that follows, are non-GAAP measures and do not purport to be alternatives to operating income as a measure of operating performance. We believe that these measures are useful to investors and other users of our financial information in evaluating ongoing operating profitability as they exclude the depreciation and amortization expense related primarily to capital expenditures and acquisitions that occurred in prior years, as well as in evaluating operating performance in relation to our competitors. For further information, see the Non-GAAP Disclosures at the end of this Item 7.

Energy

Our Energy segment, serving the Drilling & Production, Bearings & Compression, and Automation end markets, is a provider of customer-driven solutions and services for safe and efficient production and processing of fuels worldwide and has a strong presence in the bearings and compression components and automation markets.

	Years Ended December 31,			% Change
(dollars in thousands)	2015	2014	2013	2015 vs. 2014	2014 vs. 2013
Revenue:
Drilling & Production	$1,009,416	$1,459,514	$1,378,225	(30.8)%	5.9%
Bearings & Compression	306,387	347,470	341,628	(11.8)%	1.7%
Automation	167,877	210,255	134,000	(20.2)%	56.9%
Total	$1,483,680	$2,017,239	$1,853,853	(26.4)%	8.8%

Segment earnings	$173,190	$461,815	$459,649	(62.5)%	0.5%
Operating margin	11.7%	22.9%	24.8%

Segment EBITDA	$314,969	$573,771	$558,724	(45.1)%	2.7%
Segment EBITDA margin	21.2%	28.4%	30.1%

Other measures:
Depreciation and amortization	$141,779	$111,956	$99,075	26.6%	13.0%
Bookings	1,429,260	2,016,411	1,853,562	(29.1)%	8.8%
Backlog	155,586	233,347	206,790	(33.3)%	12.8%

Components of revenue growth:				2015 vs. 2014	2014 vs. 2013
Organic (decline) growth				(34.3)%	3.1%
Acquisitions				9.3%	6.6%
Foreign currency translation				(1.4)%	(0.9)%
				(26.4)%	8.8%

2015 Versus 2014

Revenue generated by our Energy segment decreased $533.6 million, or 26.4%, as compared with 2014, composed of an organic revenue decline of 34.3% and an unfavorable impact from foreign currency translation of 1.4%, offset by 9.3% acquisition-related growth. This decline in revenue was the result of significantly lower demand from our customers as a result of the dramatic decrease in the price of oil during 2015 and a decline of approximately 47% in the year over year average number of active drilling rigs in the U.S. The impact of strategic customer price reductions on revenue was approximately 1.7% in 2015.

•
Drilling & Production end market revenue (representing 68.0% of segment revenue) decreased $450.1 million, or 30.8%, due to significantly reduced demand and customer inventory reductions in our North American markets caused by the decrease in the price of oil and reduced number of active drilling rigs. The decrease in revenue for Drilling & Production was partially offset by acquisition-related growth, mainly due to our acquisition of Accelerated in the fourth quarter of 2014.

•
Bearings & Compression end market revenue (representing 20.7% of segment revenue) decreased $41.1 million, or 11.8% due to ongoing declines in our Bearings end market, as slower OEM build rates continued, especially with oil and gas customers.

•
Automation end market revenue (representing approximately 11.3% of segment revenue) decreased $42.4 million, or 20.2%. The favorable impact of recent acquisitions was more than offset by customer project delays, as low oil prices and uncertainties resulted in reduced capital spending by service and exploration and production companies.

Segment earnings decreased $288.6 million, or 62.5%, for our Energy segment, as compared to the prior year, primarily driven by lower volume for our businesses serving the Drilling & Production end market as well as higher acquisition-related depreciation and amortization of approximately $10.1 million over the prior year. In addition, restructuring charges increased $23.3 million over the prior year, as the segment continued targeted workforce reductions and field service consolidations.

Bookings for the year ended December 31, 2015 decreased 29.1% compared to 2014, reflecting ongoing market weakness. Backlog at December 31, 2015 decreased 33.3% compared to the prior year due to decreased demand in all three end markets primarily due to lower oil prices. Segment book-to-bill was 0.96.

2014 Versus 2013

Energy segment revenue for the year increased $163.4 million, an 8.8% increase over the prior year including organic growth of 3.1%, acquisition-related growth of 6.6%, slightly offset by an unfavorable impact from foreign currency translation of 0.9%. Customer pricing was neutral when comparing 2014 to the prior year.

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

•
Automation revenue (representing 10.4% of 2014 segment revenue) increased $76.3 million, or 56.9%, primarily resulting from growth relating to the 2014 acquisitions of Wellmark Holdings, Inc. and Timberline Manufacturing as well as the full year impact of the 2013 acquisition of SPIRIT. Growth in 2014 was also driven by strong drilling activity and increased sensor replacement in the downhole pressure transducers business.

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

Engineered Systems

Our Engineered Systems segment is comprised of two platforms, Printing & Identification and Industrials, and is focused on the design, manufacture and service of critical equipment and components serving the fast-moving consumer goods, digital textile printing, vehicle service, environmental solutions and industrials end markets.

	Years Ended December 31,			% Change
(dollars in thousands)	2015	2014	2013	2015 vs. 2014	2014 vs. 2013
Revenue:
Printing & Identification	$943,670	$988,884	$877,875	(4.6)%	12.6%
Industrials	1,399,243	1,397,081	1,300,095	0.2%	7.5%
	$2,342,913	$2,385,965	$2,177,970	(1.8)%	9.5%

Segment earnings	$376,961	$386,998	$347,497	(2.6)%	11.4%
Operating margin	16.1%	16.2%	16.0%

Segment EBITDA	$436,875	$448,944	$406,555	(2.7)%	10.4%
Segment EBITDA margin	18.6%	18.8%	18.7%

Other measures:
Depreciation and amortization	$59,914	$61,946	$59,058	(3.3)%	4.9%

Bookings
Printing & Identification	$937,215	$993,204	$879,531	(5.6)%	12.9%
Industrials	1,369,438	1,451,847	1,316,228	(5.7)%	10.3%
	$2,306,653	$2,445,051	$2,195,759	(5.7)%	11.4%

Backlog
Printing & Identification	$98,288	$110,359	$95,597	(10.9)%	15.4%
Industrials	250,725	282,598	231,748	(11.3)%	21.9%
	$349,013	$392,957	$327,345	(11.2)%	20.0%

Components of revenue growth:				2015 vs. 2014	2014 vs. 2013
Organic growth				3.2%	6.2%
Acquisitions				0.9%	4.1%
Foreign currency translation				(5.9)%	(0.8)%
				(1.8)%	9.5%

2015 Versus 2014

Engineered Systems revenue for 2015 decreased $43.1 million, or 1.8% as compared to 2014 primarily driven by an unfavorable impact from foreign currency of 5.9%, partially offset by organic growth of 3.2% and acquisition-related growth of 0.9%. The Engineered Systems segment derived 45% of its revenues outside the U.S. in 2015, primarily within Europe. A significant portion of the segment's sales were impacted by the strengthening of the U.S. dollar against the Euro and other global currencies in 2015. Customer pricing did not have a significant impact on the segment in 2015.

•
Revenue derived from our Printing & Identification platform (representing 40.3% of segment revenue) decreased $45.2 million, or 4.6%. The growth in organic revenue of 4.6% and acquisition-related growth of 2.2% was more than offset by the negative impact of foreign currency translation of 11.4%, as the Euro and several other currencies weakened against the U.S. dollar.

•
Revenue of our Industrials platform (representing 59.7% of segment revenue), increased $2.2 million, or 0.2%, as compared to the prior year. Organic growth of 2.3% was driven by continued strong results in our waste handling and auto-related businesses, partially offset by softness in other Industrials businesses. This increase was partially offset by a 2.1% unfavorable foreign currency translation impact.

Engineered Systems segment earnings in 2015 decreased $10.0 million, or 2.6%, compared with 2014. Increased volume as a result of organic growth was more than offset by the significant, unfavorable impact from foreign currency and higher restructuring charges of $6.7 million. Operating margin remained flat with the prior year, reflecting productivity gains and the benefits from completed restructuring initiatives.

Bookings for our Industrials platform decreased 5.7% due to a decline in organic growth and foreign currency translation. Our Printing & Identification bookings decreased 5.6%, due to the impact of foreign currency translation offset by recent acquisitions and organic growth. Segment book-to-bill was 0.98.

2014 Versus 2013

Engineered Systems 2014 revenue increased $208.0 million, or 9.5%, including organic revenue growth of 6.2% and growth from recent acquisitions of 4.1%, partially offset by an unfavorable impact from foreign currency translation of 0.8%. Customer pricing did not have a significant impact on Engineered Systems revenue in 2014 as compared to 2013.

•
Revenue within Printing & Identification (representing 41.4% of 2014 segment revenue) increased $111.0 million, or 12.6%, including organic growth of 4.8% and 9.7% acquisition-based growth, partially offset by a 1.9% unfavorable impact of foreign currency translation. Broad-based global growth in both our fast moving consumer goods and industrial businesses, especially in the U.S., drove organic revenue growth. Acquisition growth was primarily driven by MS Printing Solutions, acquired in February 2014, contributing revenue growth of approximately 8.0% as compared to 2013.

•
Revenue derived from Industrials (representing 58.6% of 2014 segment revenue) increased $97.0 million, or 7.5%, as compared to the prior year comprising organic growth of 7.1% resulting from broad-based growth led by our auto-related and waste equipment businesses. Acquisition-related revenue increased 0.2%, while foreign currency translation had a favorable impact of 0.1%.

Engineered Systems segment earnings in 2014 increased $39.5 million, or 11.4%, compared with 2013, as a result of increased volume and productivity improvements and recent acquisitions. Operating margin increased 20 basis points compared to 2013, as productivity savings were partially offset by higher acquisition-related costs, including $6.5 million of depreciation and amortization, as well as higher restructuring costs of $3.0 million.

Fluids

Our Fluids segment, serving the Fluid Transfer and Pumps end markets, is focused on the safe handling of critical fluids across the retail fueling, chemical, hygienic, oil and gas and industrial end markets.

	Years Ended December 31,			% Change
(dollars in thousands)	2015	2014	2013	2015 vs. 2014	2014 vs. 2013
Revenue:
Fluid Transfer	$792,971	$778,979	$665,559	1.8%	17.0%
Pumps	606,302	651,587	571,279	(6.9)%	14.1%
Total	$1,399,273	$1,430,566	$1,236,838	(2.2)%	15.7%

Segment earnings	$262,117	$251,639	$224,523	4.2%	12.1%
Operating margin	18.7%	17.6%	18.2%

Segment EBITDA	$318,195	$312,542	$273,335	1.8%	14.3%
Segment EBITDA margin	22.7%	21.8%	22.1%

Other measures:
Depreciation and amortization	$56,078	$60,903	$48,812	(7.9)%	24.8%
Bookings	1,351,191	1,434,358	1,261,922	(5.8)%	13.7%
Backlog	243,459	277,834	310,330	(12.4)%	(10.5)%

Components of revenue growth:				2015 vs. 2014	2014 vs. 2013
Organic growth				0.8%	7.5%
Acquisitions				2.4%	8.3%
Foreign currency translation				(5.4)%	(0.1)%
				(2.2)%	15.7%

2015 Versus 2014

Fluids segment revenue decreased $31.3 million, or 2.2%, compared to 2014, comprised of an unfavorable foreign currency impact of 5.4%, offset by organic growth of 0.8% and acquisition-related growth of 2.4%. Fluids segment revenue experienced some favorability in 2015 as a result of strategic customer pricing offset by pricing pressure in polymer pumps and pressures within the oil and gas markets.

•
Fluid Transfer revenue (representing 56.7% of 2015 segment revenue) increased $14.0 million, or 1.8%, compared to the prior year. The Fluid Transfer businesses grew organically and continue to benefit from acquisition-related growth, which partially offset the unfavorable impact of foreign currency translation.

•
Pumps revenue (representing 43.3% of 2015 segment revenue) decreased $45.3 million, or 6.9%, as compared with the prior year, as solid results for our plastic and polymer pump business were offset by the impacts of foreign currency and slower activity in oil and gas-related pump end markets.

Fluids segment earnings increased $10.5 million, or 4.2%, for the year ended December 31, 2015 compared to the prior year period, driven by the benefits of completed restructuring and productivity actions. Operating margin expanded 110 basis points, in spite of an increase in depreciation and amortization expense related to recent acquisitions, higher restructuring charges as compared to the prior year period, deal related expenses and the unfavorable impact of foreign currency.

Bookings for 2015 decreased 5.8% as compared to 2014, and backlog levels decreased 12.4% at December 31, 2015 compared to the prior year end, primarily reflecting the timing of project-related orders within Pumps. Book to bill was 0.97.

2014 Versus 2013

Fluids segment revenue increased $193.7 million, or 15.7%, compared to 2013, comprised of organic revenue growth of 7.5%, acquisition-related growth of 8.3%, partially offset by an unfavorable foreign currency impact of 0.1%. Customer pricing provided favorability due in 2014 as compared to 2013.

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

Fluids segment earnings increased $27.1 million, or 12.1%, in 2014 compared to 2013, as volume leverage, productivity initiatives and strategic pricing more than offset incremental costs associated with recent acquisitions, including approximately $10.7 million of depreciation and amortization. Operating margin decreased 60 basis points, primarily due to the aforementioned impact of recent acquisitions, as well as higher restructuring charges to better streamline businesses, particularly within the businesses serving the Pumps end market.

Refrigeration & Food Equipment

Our Refrigeration & Food Equipment segment is a provider of innovative and energy efficient equipment and systems serving the commercial refrigeration and food service end markets.

	Years Ended December 31,			% Change
(dollars in thousands)	2015	2014	2013	2015 vs. 2014	2014 vs. 2013
Revenue:
Refrigeration	$1,336,829	$1,483,157	$1,449,857	(9.9)%	2.3%
Food Equipment	394,601	438,032	437,983	(9.9)%	—%
Total	$1,731,430	$1,921,189	$1,887,840	(9.9)%	1.8%

Segment earnings	$221,299	$238,734	$267,307	(7.3)%	(10.7)%
Operating margin	12.8%	12.4%	14.2%

Segment EBITDA	$287,373	$307,435	$334,535	(6.5)%	(8.1)%
Segment EBITDA margin	16.6%	16.0%	17.7%

Other measures:
Depreciation and amortization	$66,074	$68,701	$67,228	(3.8)%	2.2%
Bookings	1,717,100	1,863,207	1,882,338	(7.8)%	(1.0)%
Backlog	247,352	282,507	347,004	(12.4)%	(18.6)%

Components of revenue growth:				2015 vs. 2014	2014 vs. 2013
Organic (decline) growth				(7.8)%	1.7%
Acquisitions				0.7%	0.2%
Dispositions				(0.4)%	—%
Foreign currency translation				(2.4)%	(0.1)%
				(9.9)%	1.8%

2015 Versus 2014

Refrigeration & Food Equipment segment revenue decreased $189.8 million, or 9.9%, compared to 2014, comprised of an organic revenue decline of 7.8%, an unfavorable impact from foreign currency translation of 2.4%, and a 0.4% decline due to dispositions. The decline was slightly offset by acquisition-related growth of 0.7%. Customer pricing did not have a significant impact on the segments revenue in 2015.

•
Refrigeration revenue (representing 77.2% of segment revenue) decreased $146.3 million, or 9.9%, year over year, primarily driven by the anticipated decline in organic revenue due to reduced volume from a major food retail customer, as well as an unfavorable impact from foreign currency translation, primarily the Euro.

•
Food Equipment revenue (representing 22.8% of segment revenue) decreased $43.4 million, or 9.9%, compared with the prior year mainly due to market softness in our beverage can forming equipment and food packaging machinery businesses, as well as the unfavorable impact of foreign currency translation.

Refrigeration & Food Equipment segment earnings decreased $17.4 million, or 7.3%, for the year ended December 31, 2015 compared to the prior year period, primarily due to volume declines, partially offset by the benefits of restructuring programs and productivity initiatives. Operating margin increased 40 basis points, reflecting the benefits of restructuring programs and reduced supply chain and manufacturing costs as well as lower restructuring charges in 2015 as compared to the prior year.

Results of operations for the Refrigeration & Food Equipment segment include a product line that was disposed in the fourth quarter of 2015. The disposal of this product line reduced segment revenue by 0.4% in 2015. The segment recognized a minimal gain on sale upon disposal of this product line.
Bookings for 2015 decreased 7.8% as compared to 2014, and backlog levels decreased 12.4% at December 31, 2015 compared to the prior year end, principally reflecting the reduction of orders from a major food retailer as well as the unfavorable impact of foreign currency translation. Book to bill was 0.99.
2014 Versus 2013

Revenue generated by our Refrigeration & Food Equipment segment in 2014 increased $33.3 million, or 1.8%, compared to 2013. The overall increase in revenue includes organic growth of 1.7%, and acquisition growth of 0.2%. Foreign currency translation had an unfavorable impact of 0.1%. Pricing was neutral in 2014 as compared to 2013.

•	Revenue in our Refrigeration end market (representing 77.2% of 2014 segment revenue) increased $33.3 million, or 2.3%, resulting from solid activity with major food retailers.

•
Revenue derived from Food Equipment (representing 22.8% of 2014 segment revenue) was flat year over year, where growth in commercial kitchen and can-forming equipments was offset by soft food processing equipment activity.

Refrigeration & Food Equipment segment earnings in 2014 decreased $28.6 million, or 10.7% compared with 2013, with a decrease in operating margin of 180 basis points. The earnings and margin decreases were driven by non-recurring restructuring of $24.9 million ($19.4 million higher as compared to 2013) primarily for the closure of a European-based facility, unfavorable product mix, as well as a $6.8 million land sale gain in the prior year that did not repeat.

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

Cash Flow Summary

The following table is derived from our Consolidated Statement of Cash Flows:

	Years Ended December 31,
Cash Flows from Continuing Operations (in thousands)	2015	2014	2013
Net Cash Flows Provided By (Used In):
Operating activities	$949,059	$950,164	$979,612
Investing activities	(34,578)	(782,557)	(361,677)
Financing activities	(1,091,886)	(255,489)	(678,542)

Operating Activities

Cash provided by operating activities in 2015 decreased $1.1 million relative to 2014. This slight decline was driven primarily by lower continuing earnings excluding depreciation and amortization of $162.4 million and lower compensation and expense accruals of $114.1 million, offset by higher cash inflows from working capital of $234.7 million relative to the prior year primarily driven by improvements in inventory, accounts receivable, and accounts payable through active working capital management.

Cash provided by operating activities in 2014 decreased $29.4 million relative to 2013. This decline was driven by higher investments in working capital of $43.4 million in 2014 relative to the prior year primarily due to the impact of timing of inventory purchases and vendor payments. In addition, higher tax payments of approximately $54.0 million contributed to the decline in operating cash flow in 2014. These reductions were partially offset by higher continuing earnings before the impact of depreciation, amortization, and restructuring expenses and lower pension contributions of $16.0 million.

Pension and Post-Retirement Activity: Total contributions to defined benefit pension plans during 2015 were $21.9 million including contributions to our international pension plans and payments of benefits under our nonqualified supplemental pension plan.

The funded status of our qualified defined benefit pension plans is dependent upon many factors, including returns on invested assets, the level of market interest rates, and the level of funding. We contribute cash to our plans at our discretion, subject to applicable regulations and minimum contribution requirements. Cash contributions to the U.S. qualified benefit plans totaled $9.0 million in 2013. Due to the overfunded status of this plan, the Company made no contributions in 2015 and 2014 and expects to make minimal contributions in the near term.

Our significant international pension obligations are located in regions where it is not economically advantageous to pre-fund the plans due to local regulations. Total cash contributions to ongoing international defined benefit pension plans in 2015, 2014, and 2013 totaled $8.4 million, $9.5 million, and $9.8 million, respectively. In 2016, we expect to contribute approximately $6.3 million to our non-U.S. plans. Our non-qualified supplemental pension plan is funded through Company assets as benefits are paid. During 2015 a total of $12.8 million benefits were paid under this plan. See Note 14 Employee Benefit Plans in the Consolidated Financial Statements in Item 8 of this Form 10-K for further discussion regarding our post-retirement plans.

Adjusted Working Capital: In 2015, Adjusted Working Capital (a non-GAAP measure calculated as accounts receivable, plus inventory, less accounts payable) decreased from 2014 by $162.6 million, or 11.3%, to $1.3 billion, which reflected a decrease in receivables of $66.3 million, a decrease in net inventory of $60.8 million, and an increase in accounts payable of $35.5 million. Excluding acquisitions, dispositions, and the effects of foreign exchange translation, adjusted working capital decreased by $147.6 million, or 10.3%.

Investing Activities

Cash used in investing activities are derived from cash outflows for capital expenditures and acquisitions, partially offset by proceeds from sales of businesses, property, plant and equipment, and short-term investments. The majority of the activity in investing activities was comprised of the following:

•
Acquisitions: In 2015, we deployed $567.8 million to acquire four businesses. In comparison, we acquired seven business in 2014 for an aggregate purchase price of approximately $802.3 million. Total acquisition spend in 2013 was nearly $322.8 million and was comprised of ten businesses. See Note 2 Acquisitions in the Consolidated Financial Statements in Item 8 of this Form 10-K for additional information with respect to recent acquisitions.

•
Capital spending: Capital expenditures, primarily to support productivity and new product launches were $154.3 million in 2015, $166.0 million in 2014, and $141.7 million in 2013. Our capital expenditures decreased $11.8 million in the 2015 period as compared to 2014, primarily within Energy. We expect 2016 capital expenditures to approximate 2.3% of revenue as compared to capital expenditures of 2.2% of revenue in 2015.

•
Proceeds from sale of businesses: In 2015, we generated cash proceeds of $689.3 million, primarily from the sale of Datamax O'Neil and Sargent Aerospace. In 2014, we generated cash proceeds of $191.3 million, primarily from the sale of DEK and $16.3 million from the collection of deferred sale proceeds on the 2013 sale of ECT. Cash proceeds of $76.5 million in 2013 were primarily the result of the sale of ECT.

On January 7, 2016 we acquired the dispenser and system businesses of Tokheim Group S.A.S. ("Tokheim") for a purchase price of approximately €411.3 million , or $448.7 million. Of the total purchase price, €290.0 million, approximately $316.4 million, was funded through incremental borrowings of commercial paper with the remainder funded through available cash on hand.

We anticipate that capital expenditures and any additional acquisitions we make in 2016 will be funded from available cash and internally generated funds and, if necessary, through the issuance of commercial paper, the use of established lines of credit, or by accessing the public debt or equity markets.

Financing Activities

Our cash flow from financing activities generally relates to the use of cash for purchases of our common stock and payment of dividends, offset by net borrowing activity and proceeds from the exercise of stock options.  The majority of financing activity was attributed to the following:

•
Long-term debt and commercial paper and notes payable, net: During 2015, we decreased net borrowings from commercial paper by $327.0 million, we repaid the Company's $300.0 million of 4.875% notes, which matured October 15, 2015, and we issued $400.0 million, 3.150% notes realizing cash proceeds of $394.3 million, net of discounts and issuance costs. In 2014, we had cash inflow of $251.5 million from commercial paper issuances, principally to fund acquisitions during the period, including Accelerated Companies in the fourth quarter. In December 2013, the Company issued €300.0 million of 2.125% euro-denominated notes due in 2020. The proceeds of $403.8 million from this issuance , net of discounts and issuance costs, were primarily used to repay $381.0 million in commercial paper and fund business acquisitions.

•
Treasury purchases: In January 2015, Dover's Board of Directors approved a new standing share repurchase authorization, whereby the Company may repurchase up to 15 million shares of its common stock over the following three years. This share repurchase authorization replaced the previous November 2012 authorization. These share repurchases are opportunistic buybacks made as part of management's capital allocation strategy. These repurchases are also made to offset the dilutive impact of shares issued under our equity compensation plans. During 2015, we used $600.2 million to repurchase 8.2 million shares under this authorization. As of December 31, 2015, the number of shares still available for repurchase under the January 2015 share repurchase authorization was 6.8 million. During 2014, we completed the repurchase of 7.5 million shares at a total cost of $601.1 million under the May and November 2012 board-approved stock repurchase programs. We used $457.4 million in 2013 to repurchase 6.0 million shares under the November 2012 facility. In addition, in 2013 the Company repurchased 5,951 shares from employees for a total cost of $0.5 million.

•
Dividend payments: Total dividend payments to common shareholders were $258.0 million in 2015, $258.5 million in 2014 and $247.8 million in 2013. Our dividends paid per common share increased 6% to $1.64 per share in 2015 compared to $1.55 per share in 2014. This represents the 60th consecutive year that our dividend has increased.

•
Net Proceeds from the exercise of share-based awards: Proceeds from the exercise of share-based awards were $4.0 million, $20.3 million, and $38.9 million in 2015, 2014, and 2013, respectively. These proceeds have declined in recent periods due to the decline in the Company's stock price, the decrease in the number of stock options outstanding, and a larger number of cashless exercises of equity awards. Payments to settle tax obligations on these exercises were $5.0 million, $21.2 million, and $31.3 million in 2015, 2014, and 2013, respectively. These tax payments have been declining in relation to the declining number of exercises in recent years.

•
Cash received from Knowles, net of cash distributed: In connection with the separation of Knowles from Dover in 2014, Knowles made a cash payment of $400.0 million to Dover immediately prior to the distribution. Dover received net cash of $360.0 million million upon separation, which reflects the $400.0 million cash payment due net of cash held by Knowles at the time of distribution and retained by it in connection with its separation from Dover. Dover utilized the net proceeds from Knowles to pay down commercial paper and to repurchase shares of its common stock in the first quarter of 2014.

Cash Flows from Discontinued Operations

Cash used in discontinued operations totaled $115.9 million in 2015 as compared to cash provided of $6.0 million in 2014. These cash flows reflect the operating results of Datamax O'Neil and Sargent Aerospace (prior to their sale in 2015), as well as the results of Knowles prior to its spin-off in the first quarter of 2014. Cash used in the 2015 period also includes $110.5 million of taxes paid relating to the gain on the sale of Sargent Aerospace. Cash used in the 2014 period includes costs incurred for the spin-off of Knowles of $27.1 million and capital expenditures of $20.6 million.

In 2013, cash provided by discontinued operations of $65.8 million included full year results for those business classified as discontinued operations, which include Knowles, DEK, ECT, Sargent Aerospace, and Datamax O'Neil. The cash generated from operations was offset by costs incurred for the spin-off of Knowles of $30.1 million and capital expenditures of $101.6 million.

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

The following table reconciles our free cash flow to cash flow provided by operating activities:

	Years Ended December 31,
Free Cash Flow (dollars in thousands)	2015	2014	2013
Cash flow provided by operating activities	$949,059	$950,164	$979,612
Less: Capital expenditures	(154,251)	(166,033)	(141,694)
Free cash flow	$794,808	$784,131	$837,918
Free cash flow as a percentage of revenue	11.4%	10.1%	11.7%

For 2015, we generated free cash flow of $794.8 million, representing 11.4% of revenue. Free cash flow in 2014 was $784.1 million or 10.1% of revenue, and $837.9 million, or 11.7% of revenue in 2013. The full year increase in 2015 free cash flow reflects our efforts around operating efficiencies and working capital management through our Dover Excellence program. We expect to generate free cash flow in 2016 of approximately 11.0% of revenue.

The 2014 decrease in free cash flow compared to 2013 reflects a higher investment in working capital and higher capital expenditures, partially offset by higher earnings from continuing operations before depreciation and amortization.

Net Debt to Net Capitalization

We utilize the net debt to net capitalization calculation (a non-GAAP measure) to assess our overall financial leverage and capacity and believe the calculation is useful to investors for the same reason. The following table provides a reconciliation of net debt to net capitalization to the most directly comparable GAAP measures:

Net Debt to Net Capitalization Ratio (dollars in thousands)	December 31, 2015	December 31, 2014	December 31, 2013
Current maturities of long-term debt	$122	$299,956	$2,778
Commercial paper	151,000	478,000	226,500
Long-term debt	2,617,342	2,253,041	2,599,201
Total debt	2,768,464	3,030,997	2,828,479
Less: Cash and cash equivalents	(362,185)	(681,581)	(803,882)
Net debt	2,406,279	2,349,416	2,024,597
Add: Stockholders' equity	3,644,575	3,700,725	5,377,396
Net capitalization	$6,050,854	$6,050,141	$7,401,993
Net debt to net capitalization	39.8%	38.8%	27.4%

Our net debt to net capitalization ratio increased to 39.8% at December 31, 2015 compared to 38.8% at December 31, 2014. The increase in this ratio was driven by changes in net debt during the period. Net debt increased $56.9 million during the period primarily due to a reduction in cash levels as a result of debt repayments, stock repurchases, and acquisitions, and higher long-term debt outstanding due to the $400.0 million notes issued in the fourth quarter, offset by decreased commercial paper borrowings.

Our net debt to net capitalization ratio increased at December 31, 2014 compared to the prior year-end primarily due to the reduction in our net capitalization of $1.3 billion for the period primarily due to the $1.4 billion distribution of Knowles, $601.1 million in share repurchases, and $258.5 million of dividends, offset by $775.2 million of current earnings. As described above, we also received a cash payment of $360.0 million from Knowles, net of cash distributed, upon separation on February 28, 2014, which was used to fund share repurchases and reduce commercial paper balances. Net debt increased $324.8 million during the period primarily due to increases in commercial paper balances and a reduction in cash levels to fund acquisitions, dividend payments, and other general operating purposes.

We use commercial paper borrowings for general corporate purposes, including the funding of acquisitions and the repurchase of our common stock. On November 10, 2015, we entered into a $1.0 billion unsecured revolving credit facility with a syndicate of banks that replaced a facility with similar terms that was set to expire on November 16, 2016. The new facility will expire on November 10, 2020. This facility is used primarily as liquidity back-up for our commercial paper program. We have not drawn down any loans under this facility nor do we anticipate doing so. If we were to draw down a loan, at our election, the loan would bear interest at a Canadian Dollar, Eurodollar, Swedish Kroner, or Sterling rate based on CDOR, EURIBOR, LIBOR or STIBOR, plus an applicable margin ranging from 0.580% to 1.000% (subject to adjustment based on the rating accorded our senior unsecured debt by S&P and Moody’s) or at a base rate pursuant to a formula defined in the facility. Under this facility, we are required to maintain an interest coverage ratio of EBITDA to consolidated net interest expense of not less than 3.0 to 1. We were in compliance with this covenant and our other long-term debt covenants at December 31, 2015 and had a coverage ratio of 13.3 to 1.0. We are not aware of any potential impairment to our liquidity and expect to remain in compliance with all of our debt covenants.

We also have a current shelf registration statement filed with the SEC that allows for the issuance of additional debt securities that may be utilized in one or more offerings on terms to be determined at the time of the offering. Net proceeds of any offering would be used for general corporate purposes, including repayment of existing indebtedness, capital expenditures, and acquisitions.

At December 31, 2015, our cash and cash equivalents totaled $362.2 million, of which approximately $196.1 million was held outside the United States. Cash and cash equivalents are invested in highly liquid investment-grade money market instruments and bank deposits with maturities of three months or less. We regularly invest cash in excess of near-term requirements in money market instruments or short-term investments, which consist of investment grade time deposits with original maturity dates at the time of purchase of no greater than three months.

In 2014, we received a one-time cash dividend of approximately $235.0 million as a result of certain restructuring arising from the spin-off of Knowles. The U.S. tax consequences of this intercompany dividend, which were not significant, have been included in our total income tax expense. Cash held by our foreign subsidiaries is generally used to finance foreign operations and investments, including acquisitions. It is our intent to indefinitely reinvest those funds outside the U.S. It is not practicable to estimate the amount of tax payable if some or all of such funds were to be repatriated and the amount of foreign tax credits available to reduce or eliminate the resulting U.S. income tax liability. Management believes it has sufficient liquidity to satisfy its cash needs, including its cash needs in the U.S.

Our ability to obtain debt financing at comparable risk-based interest rates is partly a function of our existing cash-flow-to-debt and debt-to-capitalization levels as well as our current credit standing. Our credit ratings, which are independently developed by the respective rating agencies, were as follows as of December 31, 2015:

	Short Term Rating	Long Term Rating	Outlook
Moody's	P-1	A2	Stable
Standard & Poor's	A-1	A	Negative
Fitch	F1	A	Stable

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

Off-Balance Sheet Arrangements and Contractual Obligations

As of December 31, 2015, we had approximately $116.2 million outstanding in letters of credit with financial institutions, which expire at various dates in 2016 through 2020. These letters of credit are primarily maintained as security for insurance, warranty and other performance obligations. In general, we would only be liable for the amount of these guarantees in the event of default in the performance of our obligations, the probability of which we believe is remote.

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

A summary of our consolidated contractual obligations and commitments as of December 31, 2015 and the years when these obligations are expected to be due is as follows:

		Payments Due by Period
(in thousands)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Other
Long-term debt (1)	$2,617,464	$122	$349,412	$328,592	$1,939,338	$—
Interest payments (2)	1,666,518	122,755	235,972	207,360	1,100,431	—
Rental commitments	261,378	62,892	97,252	50,824	50,410	—
Purchase obligations	63,063	60,770	2,293	—	—	—
Capital leases	5,153	2,830	1,658	422	243	—
Supplemental & post-retirement benefits (3)	170,663	30,336	28,934	30,289	81,104	—
Uncertain tax positions (4)	79,992	—	—	—	—	79,992
Total obligations	$4,864,231	$279,705	$715,521	$617,487	$3,171,526	$79,992
_________

(1)	See Note 9 to the Consolidated Financial Statements. Amounts represent principal payments for all long-term debt, including current maturities.
(2)	Amounts represent estimate of future interest payments on long-term debt using the interest rates in effect at December 31, 2015.
(3)
Amounts represent estimated benefit payments under our unfunded supplemental and post-retirement benefit plans and our unfunded non-U.S. qualified defined benefit plans. See Note 14 to the Consolidated Financial Statements. We also expect to contribute approximately $6.3 million to our non-U.S. qualified defined benefit plans in 2016, which amount is not reflected in the above table.

(4)
Due to the uncertainty of the potential settlement of future uncertain tax positions, we are unable to estimate the timing of the related payments, if any, that will be made subsequent to 2015. These amounts do not include the potential indirect benefits resulting from deductions or credits for payments made to other jurisdictions.

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

Interest Rate Exposure

As of December 31, 2015 and during the three year period then ended, we did not have any open interest rate swap contracts. However, we may in the future enter into interest rate swap agreements to manage our exposure to interest rate changes. We issue commercial paper, which exposes us to changes in variable interest rates; however, maturities are typically three months or less so a change in rates over this period would not have a material impact on our pre-tax earnings.

We consider our current risk related to market fluctuations in interest rates to be minimal since our debt is largely long-term and fixed-rate in nature. Generally, the fair market value of fixed-interest rate debt will increase as interest rates fall and decrease as interest rates rise. A 100 basis point increase in market interest rates would decrease the 2015 year-end fair value of our long-term debt by approximately $226.9 million. However, since we have no plans to repurchase our outstanding fixed-rate instruments before their maturities, the impact of market interest rate fluctuations on our long-term debt does not affect our results of operations or financial position.

Foreign Currency Exposure

We conduct business in various non-U.S. countries, primarily in Canada, Mexico, substantially all of the European countries, Brazil, Argentina, China, India, and other Asian countries. Therefore, we have foreign currency risk relating to receipts from customers, payments to suppliers, and intercompany transactions denominated in foreign currencies. We will occasionally use derivative financial instruments to offset such risks, when it is believed that the exposure will not be limited by our normal operating and financing activities. We have formal policies to mitigate risk in this area by using fair value and/or cash flow hedging programs.

Changes in the value of the currencies of the countries in which we operate affect our results of operations, financial position, and cash flows when translated into U.S. dollars, our reporting currency. The strengthening of the U.S. dollar could result in unfavorable translation effects as the results of foreign operations are translated into U.S. dollars. We have generally accepted the exposure to exchange rate movements relative to our investment in non-U.S. operations. We may, from time to time, for a specific exposure, enter into fair value hedges. Previously, we entered into a floating-to-floating cross currency swap agreement with a total notional amount of $50.0 million in exchange for CHF 65.1 million, which matured on October 15, 2015. This transaction hedged a portion of our net investment in non-U.S. operations. The agreement qualified as a net investment hedge and changes in the fair value were reported within the cumulative translation adjustment section of other comprehensive earnings, with any hedge ineffectiveness recognized in current earnings. The fair value of this hedge reflected cumulative losses of $15.6 million at December 31, 2014, reflecting the strengthening of the Swiss franc relative to the U.S. dollar over the term of this arrangement. At maturity on October 15, 2015, the Company settled the outstanding liability on this swap agreement for a total of $17.8 million.

Additionally, the Company has designated the €300.0 million of euro-denominated notes issued December 4, 2013 as a hedge of a portion of its net investment in euro-denominated operations. Due to the high degree of effectiveness between the hedging instruments and the exposure being hedged, fluctuations in the value of the euro-denominated debt due to exchange rate changes are offset by changes in the net investment. Accordingly, changes in the value of the euro-denominated debt are recognized in the cumulative translation adjustment section of other comprehensive income to offset changes in the value of the net investment in euro-denominated operations. Due to the devaluation of the euro relative to the U.S. dollar in the latter half of 2014 and through 2015, the U.S. dollar equivalent of this debt decreased, resulting in the recognition of a gain in other comprehensive income of $35.5 million and $47.6 million for the years ended December 31, 2015 and 2014, respectively.

Commodity Price Exposure

Certain of our businesses are exposed to volatility in the prices of certain commodities, such as aluminum, steel, copper, and various precious metals, among others. Our primary exposure to commodity pricing volatility relates to the use of these materials in purchased component parts or the purchase of raw materials. When possible, we maintain long-term fixed price contracts on raw materials and component parts; however, we are prone to exposure as these contracts expire. We may, from time to time, for a specific exposure, enter into cash flow hedges to mitigate our risk to commodity pricing; however, such contracts outstanding at December 31, 2015 were not significant.

Critical Accounting Policies

Our consolidated financial statements and related public financial information are based on the application of GAAP. GAAP requires the use of estimates, assumptions, judgments, and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue, and expense amounts we report. These estimates can also affect supplemental information contained in our public disclosures, including information regarding contingencies, risk, and our financial condition. The significant accounting policies used in the preparation of our consolidated financial statements are discussed in Note 1 Description of Business and Summary of Significant Accounting Policies. The accounting assumptions and estimates discussed in the section below are those that we consider most critical to an understanding of our financial statements because they inherently involve significant judgments and estimates. We believe our use of estimates and underlying accounting assumptions conforms to GAAP and is consistently applied. We review valuations based on estimates for reasonableness on a consistent basis.

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

•
We have significant goodwill and intangible assets on our balance sheet as a result of current and past acquisitions. The valuation and classification of these assets and the assignment of useful lives involve significant judgments and the use of estimates. In addition, the testing of goodwill and intangibles for impairment requires significant use of judgment and assumptions, particularly as it relates to the determination of fair market value. Our intangible assets and reporting units are tested and reviewed for impairment on an annual basis during the fourth quarter, when indicators of impairment exist, or during an interim period when a significant portion of a reporting unit is to be reclassified to discontinued operations or assets held for sale.

When performing an impairment test, we estimate fair value using the income approach. Under the income approach, fair value is determined based on the present value of estimated future cash flows, discounted at an appropriate risk-adjusted rate. We use our internal forecasts to estimate future cash flows and include an estimate of long-term future growth rate based on our most recent views of the long-term outlook for each reporting unit. Actual results may differ from these estimates. The discount rates used in these analyses vary by reporting unit and are based on a capital asset pricing model and published relevant industry rates. We use discount rates commensurate with the risks and uncertainties inherent to each reporting unit and in our internally developed forecasts. Discount rates used in our 2015 reporting unit valuations ranged from 9.5% to 11.0%.

We performed the annual goodwill impairment testing of our nine identified reporting units in the fourth quarter of 2015. Based on the impairment tests performed, the fair value of our reporting units exceeded their carrying value, in most cases, by more than 100%. As such, no goodwill impairment was recognized. While all of our reporting units passed the goodwill impairment test, we noted a decrease in the amount of fair value in excess of carrying value for two of our reporting units within the Energy segment, which together have an aggregate goodwill balance of $957.0 million. These businesses and their estimated cash flows have been impacted by declining oil prices and the resulting economic pressures within the oil and gas industry. In spite of these declines these two reporting units had fair values in excess of their carrying values of 26% and 19%. Should market conditions worsen or persist for an extended period of time, an impairment may occur. We will continue to monitor the long-term outlook and forecasts, including estimated future cash flows, for these businesses in 2016.

•
The valuation of our pension and other post-retirement plans requires the use of assumptions and estimates that are used to develop actuarial valuations of expenses and assets/liabilities. Inherent in these valuations are key assumptions, including discount rates, investment returns, projected salary increases and benefits, and mortality rates. Annually, we review the actuarial assumptions used in our pension reporting and compare them with external benchmarks to ensure that they accurately account for our future pension obligations. Changes in assumptions and future investment returns could potentially have a material impact on our pension expense and related funding requirements. Our expected long-term rate of return on plan assets is reviewed annually based on actual returns, economic trends and portfolio allocation. Our discount rate assumption is determined by developing a yield curve based on high quality corporate bonds with maturities matching the plans’ expected benefit payment streams. The plans’ expected cash flows are then discounted by the resulting year-by-year spot rates. As disclosed in Note 14 Employee Benefit Plans to the Consolidated Financial Statements, the 2015 weighted-average discount rates used to measure our qualified defined benefit, supplemental, and other post-retirement obligations ranged from 2.32% to 4.40%, an increase from the 2014 rates, which ranged from 2.31% to 4.05%. The slightly higher 2015 discount rates are reflective of the increase in global market interest rates over these periods. A 25 basis point decrease in the discount rates used for these plans would have increased the post retirement benefit obligations by approximately $34.2 million from the amount recorded in the financial statements at December 31, 2015. Our pension expense is also sensitive to changes in the expected long-term rate of return on plan assets. A decrease of 25 basis points in the expected long-term rate of return on assets would have increased our defined benefit pension expense by approximately $1.7 million.

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

•
We establish liabilities for restructuring activities at an operation when management has committed to an exit or reorganization plan and when termination benefits are probable and can be reasonably estimated based on circumstances at the time the restructuring plan is approved by management. Exit costs include future minimum lease payments on vacated facilities and other contractual terminations. In addition, asset impairments may be recorded as a result of an approved restructuring plan. The accrual of both severance and exit costs requires the use of estimates. Though we believe that these estimates accurately reflect the anticipated costs, actual results may be different than the estimated amounts.

•
From time to time we sell or discontinue or dispose of certain operations for various reasons. Estimates are used to adjust, if necessary, the assets and liabilities of discontinued operations, including goodwill, to their estimated fair market value. These estimates include assumptions relating to the proceeds anticipated as a result of the sale. Fair value is established using internal valuation calculations along with market analysis of similar-type entities. The adjustments to fair market value of these operations provide the basis for the gain or loss when sold. Changes in business conditions or the inability to sell an operation could potentially require future adjustments to these estimates. We recognized total goodwill impairment charges of $63.8 million in 2013 for certain reporting units included in discontinued operations based on the reduction in fair value implied in the anticipated selling price. No impairment charges were recorded in 2015 or 2014.

•
We are required to recognize in our consolidated statements of earnings the expense associated with all share-based payment awards made to employees and directors, including stock options, stock appreciation rights ("SARs"), restricted stock, and performance share awards. We use the Black-Scholes valuation model to estimate the fair value of SARs and stock options granted to employees. The model requires that we estimate the expected life of the SAR or option, expected forfeitures and the volatility of our stock using historical data. We use the Monte Carlo simulation model to estimate fair value of performance share awards which also require us to estimate the volatility of our stock and the volatility of returns on the stock of our peer group as well as the correlation of the returns between the companies in the peer group. For additional information related to the assumptions used, see Note 12 Equity and Cash Incentive Program to the Consolidated Financial Statements in Item 8 of this Form 10-K.

Recent Accounting Standards

Recently Issued Accounting Standards

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers, that introduces a new five-step revenue recognition model in which an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU also requires disclosures sufficient to enable users to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers, including qualitative and quantitative disclosures about contracts with customers, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. This standard is effective for fiscal years beginning after December 15, 2017, including interim periods within that reporting period. We are currently evaluating the new guidance to determine the impact it will have on our consolidated financial statements.

In May 2015, the FASB issued ASU 2015-07, Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent), which addresses how certain investments measured at net asset value with redemption dates in the future are categorized within the fair value hierarchy. Topic 820, Fair Value Measurement, permits a reporting entity, as a practical expedient, to measure the fair value of certain investments using the net asset value per share of the investment. Under the new guidance, the requirement to categorize investments for which fair values are measured using the net asset value per share is removed. It also limits disclosures on investments for which the entity has elected to measure the fair value using the practical expedient. This ASU is effective for us January 1, 2016. The adoption of this standard will not have a significant impact on our consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, Interest-Imputation of Interest (Subtopic 835-30):Simplifying the Presentation of Debt Issuance Costs. Under this guidance, debt issuance costs related to a recognized debt liability are required to be presented in the balance sheet as a direct reduction from the carrying amount of such debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by this guidance. In adopting the ASU, we will be required to apply a full retrospective approach to all periods presented. This guidance is effective for us January 1, 2016 and, upon adoption, debt issuance costs of approximately $14 million included in other assets in the consolidated balance sheet as of December 31, 2015 will be reclassified and presented as a reduction to long-term debt.

In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 340): Simplifying the Measurement of Inventory. Under this guidance, entities utilizing the FIFO or average cost method should measure inventory at the lower of cost or net realizable value, whereas net realizable value is defined as the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. This ASU should be applied prospectively and will be effective for us beginning January 1, 2017 with early adoption permitted. We are currently evaluating the new guidance; however, we do not anticipate that the impact to our consolidated financial statements will be significant.

In September 2015, the FASB issued ASU 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments. Under this guidance the cumulative impact of purchase accounting adjustments arising during the one year measurement period from the date of acquisition will be recognized, in full, in the period identified. This guidance is effective for fiscal years beginning after December 15, 2015 and will be applied prospectively to adjustments arising after that date. We do not anticipate that the impact of this standard will have a significant impact on our consolidated financial statements.

Recently Adopted Accounting Standards

In April 2014, the FASB issued ASU 2014-08, which includes amendments that change the requirements for reporting discontinued operations and require additional disclosures about discontinued operations. Under the new guidance, only disposals representing a strategic shift in operations - that is, a major effect on the organization's operations and financial results - should be presented as discontinued operations. Additionally, the ASU requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income, and expenses of discontinued operations. We adopted this guidance in the first quarter of 2015. As a result of this guidance we anticipate future disposals of businesses which historically would have been classified as discontinued operations will no longer qualify for presentation as discontinued operations in our consolidated financial statements.

In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes, to simplify the presentation of deferred income taxes. The amendments in this update require that deferred tax assets and liabilities be entirely classified as noncurrent within the statement of financial position. We early adopted this guidance as of December 31, 2015 and applied its provisions retrospectively to all periods presented. Upon adoption, we reclassified $2.8 million of current deferred tax assets from "Deferred tax assets" to "Other assets and deferred charges," $60.5 million of current deferred tax assets from “Deferred tax assets”  to “Deferred income taxes” and $0.9 million of current tax liabilities from “Federal and other income taxes” to “Deferred income taxes” as of December 31, 2014.

Non-GAAP Disclosures

In an effort to provide investors with additional information regarding our results as determined by GAAP, we also disclose non-GAAP information which we believe provides useful information to investors. Segment EBITDA, segment EBITDA margin, free cash flow, net debt, net capitalization, the net debt to net capitalization ratio, adjusted working capital, earnings adjusted for non-recurring items, effective tax rate adjusted for discrete and other items, revenue excluding the impact of changes in foreign currency exchange rates, and organic revenue growth are not financial measures under GAAP and should not be considered as a substitute for cash flows from operating activities, debt or equity, earnings, revenue, or working capital as determined in accordance with GAAP, and they may not be comparable to similarly titled measures reported by other companies. We believe that segment EBITDA and segment EBITDA margin are useful to investors and other users of our financial information in evaluating ongoing operating profitability as they exclude the depreciation and amortization expense related primarily to capital expenditures and acquisitions that occurred in prior years, as well as in evaluating operating performance in relation to our competitors. Segment EBITDA is calculated by adding back depreciation and amortization expense to segment earnings. Segment margin is calculated as segment EBITDA divided by segment revenue.

We believe the net debt to net capitalization ratio and free cash flow are important measures of liquidity. Net debt to net capitalization is helpful in evaluating our capital structure and the amount of leverage we employ. Free cash flow provides both management and investors a measurement of cash generated from operations that is available to fund acquisitions, pay dividends, repay debt, and repurchase our common stock. Reconciliations of free cash flow, total debt, and net debt can be found above in this Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operation. We believe that reporting our effective tax rate adjusted for discrete and other items is useful to management and investors as it facilitates comparisons of our ongoing tax rate to prior and future periods and our peers. We believe that reporting adjusted working capital (also sometimes called "working capital"), which is calculated as accounts receivable, plus inventory, less accounts payable, provides a meaningful measure of our operational results by showing the changes caused solely by revenue. We believe that reporting adjusted working capital and revenues at constant currency, which excludes the positive or negative impact of fluctuations in foreign currency exchange rates, provides a meaningful measure of our operational changes, given the global nature of our businesses. We believe that reporting organic revenue and organic revenue growth, which exclude the impact of foreign currency exchange rates and the impact of acquisitions and divestitures, provides a useful comparison of our revenue performance and trends between periods.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this section is incorporated by reference to the section, Financial Instruments and Risk Management, included within the MD&A in Item 7.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND
FINANCIAL STATEMENT SCHEDULE

Page

51	Management's Report on Internal Control Over Financial Reporting
52	Report of Independent Registered Public Accounting Firm
53	Consolidated Statements of Earnings
54	Consolidated Statements of Comprehensive Earnings
55	Consolidated Balance Sheets
55	Consolidated Statements of Stockholders' Equity
56	Consolidated Statements of Cash Flows
57	Notes to Consolidated Financial Statements
97	Financial Statement Schedule - Schedule II, Valuation and Qualifying Accounts

 (All other schedules are not required and have been omitted)

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013).

Based on its assessment under the criteria set forth in Internal Control — Integrated Framework (2013), management concluded that, as of December 31, 2015, the Company’s internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP.

In making its assessment of internal control over financial reporting as of December 31, 2015, management has excluded all companies acquired in purchase business combinations during 2015. The Company is currently assessing the control environments of these acquisitions. The following companies were acquired in purchase business combinations during 2015: JK Group, Gala Industries, Reduction Engineering Scheer, and Gemtron. These companies are wholly-owned by the Company and their revenue for the year ended December 31, 2015 represents approximately 0.5% of the Company’s consolidated total revenue for the same period and their assets represent approximately 1.4% of the Company’s consolidated assets as of December 31, 2015.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2015 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Dover Corporation:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Dover Corporation and its subsidiaries at December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control Over Financial Reporting, appearing under Item 8. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it classifies deferred taxes on the balance sheet in 2015.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As described in Management’s Report on Internal Control Over Financial Reporting, management has excluded JK Group, Gala Industries, Reduction Engineering Scheer, and Gemtron from its assessment of internal control over financial reporting as of December 31, 2015 because these companies were acquired by the Company in purchase business combinations during 2015.  We have also excluded these companies from our audit of internal control over financial reporting.  These companies are wholly-owned by the Company and their total assets and total revenues represent 1.4% and 0.5%, respectively, of the related financial statement amounts as of and for the year ended December 31, 2015.

/s/ PricewaterhouseCoopers LLP
Chicago, Illinois
February 12, 2016

DOVER CORPORATION
CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands, except per share figures)

	Years Ended December 31,
	2015	2014	2013
Revenue	$6,956,311	$7,752,728	$7,155,096
Cost of goods and services	4,388,167	4,778,479	4,376,505
Gross profit	2,568,144	2,974,249	2,778,591
Selling and administrative expenses	1,647,382	1,758,765	1,616,921
Operating earnings	920,762	1,215,484	1,161,670
Interest expense, net	127,257	127,179	120,654
Other income, net	(7,105)	(5,902)	(4,970)
Earnings before provision for income taxes and discontinued operations	800,610	1,094,207	1,045,986
Provision for income taxes	204,729	316,067	248,459
Earnings from continuing operations	595,881	778,140	797,527
Earnings (loss) from discontinued operations, net	273,948	(2,905)	205,602
Net earnings	$869,829	$775,235	$1,003,129

Earnings per share from continuing operations:
Basic	$3.78	$4.67	$4.66
Diluted	$3.74	$4.61	$4.60

Earnings (loss) per share from discontinued operations:
Basic	$1.74	$(0.02)	$1.20
Diluted	$1.72	$(0.02)	$1.18

Net earnings per share:
Basic	$5.52	$4.65	$5.86
Diluted	$5.46	$4.59	$5.78

Weighted average shares outstanding:
Basic	157,619	166,692	171,271
Diluted	159,172	168,842	173,547

Dividends paid per common share	$1.64	$1.55	$1.45

See Notes to Consolidated Financial Statements

DOVER CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(In thousands)

	Years Ended December 31,
	2015	2014	2013

Net earnings	$869,829	$775,235	$1,003,129

Other comprehensive (loss) earnings, net of tax
Foreign currency translation adjustments:
Foreign currency translation (losses) gains during period	(117,302)	(144,643)	34,617
Reclassification of foreign currency translation gains to earnings	(3,092)	(6,300)	(29,881)
Total foreign currency translation	(120,394)	(150,943)	4,736

Pension and other postretirement benefit plans:
Actuarial gains (losses) arising during period	4,492	(60,766)	101,478
Prior service cost arising during period	4,171	(354)	(1,246)
Amortization of actuarial losses included in net periodic pension cost	10,280	5,792	12,542
Amortization of prior service costs included in net periodic pension cost	4,993	5,617	5,733
Total pension and other postretirement benefit plans	23,936	(49,711)	118,507

Changes in fair value of cash flow hedges:
Unrealized net (losses) gains arising during period	(328)	(137)	35
Net gains reclassified into earnings	(108)	(107)	(84)
Total cash flow hedges	(436)	(244)	(49)

Other	1,252	939	(565)

Other comprehensive (loss) earnings	(95,642)	(199,959)	122,629

Comprehensive earnings	$774,187	$575,276	$1,125,758

See Notes to Consolidated Financial Statements.

DOVER CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	December 31, 2015	December 31, 2014
Current assets:
Cash and cash equivalents	$362,185	$681,581
Receivables, net of allowances of $18,050 and $18,894	1,120,490	1,186,746
Inventories, net	802,895	863,737
Prepaid and other current assets	135,209	101,905
Total current assets	2,420,779	2,833,969
Property, plant and equipment, net	854,269	837,069
Goodwill	3,737,389	3,491,557
Intangible assets, net	1,413,223	1,369,520
Other assets and deferred charges	194,103	171,005
Assets of discontinued operations	—	327,171
Total assets	$8,619,763	$9,030,291

Current liabilities:
Notes payable and current maturities of long-term debt	$151,122	$777,956
Accounts payable	650,880	615,332
Accrued compensation and employee benefits	223,039	272,822
Accrued insurance	99,642	95,896
Other accrued expenses	235,971	266,277
Federal and other taxes on income	6,528	10,566
Total current liabilities	1,367,182	2,038,849
Long-term debt	2,617,342	2,253,041
Deferred income taxes	575,709	504,618
Other liabilities	414,955	482,340
Liabilities of discontinued operations	—	50,718
Stockholders' equity:
Preferred stock - $100 par value; 100,000 shares authorized; none issued	—	—
Common stock - $1 par value; 500,000,000 shares authorized; 256,112,943 and 255,892,502 shares issued at December 31, 2015 and December 31, 2014, respectively	256,113	255,893
Additional paid-in capital	928,409	900,833
Retained earnings	7,686,642	7,074,782
Accumulated other comprehensive loss	(254,573)	(158,931)
Common stock in treasury	(4,972,016)	(4,371,852)
Total stockholders' equity	3,644,575	3,700,725
Total liabilities and stockholders' equity	$8,619,763	$9,030,291

See Notes to Consolidated Financial Statements
DOVER CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

	Common Stock $1 Par Value	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Earnings (Loss)	Common Stock in Treasury	Total Stockholders' Equity
Balance at December 31, 2012	$254,119	$834,677	$7,199,227	$(54,906)	$(3,313,887)	$4,919,230

Net earnings	—	—	1,003,129	—	—	1,003,129
Dividends paid	—	—	(247,820)	—	—	(247,820)
Common stock issued for acquisition	—	—	—	—	—	—
Common stock issued for the exercise of share-based awards	1,194	(19,888)	—	—	—	(18,694)
Tax benefit from the exercise of share-based awards	—	25,661	—	—	—	25,661
Stock-based compensation expense	—	30,480	—	—	—	30,480
Common stock issued, other	7	645	—	—	—	652
Common stock acquired	—	—	—	—	(457,871)	(457,871)
Other comprehensive earnings, net of tax	—	—	—	122,629	—	122,629
Balance at December 31, 2013	$255,320	$871,575	$7,954,536	$67,723	$(3,771,758)	$5,377,396

Net earnings	—	—	775,235	—	—	775,235
Dividends paid	—	—	(258,487)	—	—	(258,487)
Separation of Knowles	—	—	(1,396,502)	(26,695)	—	(1,423,197)
Common stock issued for the exercise of share-based awards	565	(17,136)	—	—	—	(16,571)
Tax benefit from the exercise of share-based awards	—	15,110	—	—	—	15,110
Stock-based compensation expense	—	31,628	—	—	—	31,628
Common stock issued, other	8	639	—	—	—	647
Common stock acquired	—	(983)	—	—	(600,094)	(601,077)
Other comprehensive loss, net of tax	—	—	—	(199,959)	—	(199,959)
Balance at December 31, 2014	$255,893	$900,833	$7,074,782	$(158,931)	$(4,371,852)	$3,700,725

Net earnings	—	—	869,829	—	—	869,829
Dividends paid	—	—	(257,969)	—	—	(257,969)
Common stock issued for the exercise of share-based awards	210	(4,416)	—	—	—	(4,206)
Tax benefit from the exercise of share-based awards	—	661	—	—	—	661
Stock-based compensation expense	—	30,697	—	—	—	30,697
Common stock issued, other	10	634	—	—	—	644
Common stock acquired	—	—	—	—	(600,164)	(600,164)
Other comprehensive loss, net of tax	—	—	—	(95,642)	—	(95,642)
Balance at December 31, 2015	$256,113	$928,409	$7,686,642	$(254,573)	$(4,972,016)	$3,644,575

See Notes to Consolidated Financial Statements

DOVER CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2015	2014	2013
Operating Activities of Continuing Operations
Net earnings	$869,829	$775,235	$1,003,129

Adjustments to reconcile net earnings to cash from operating activities:
(Earnings) loss from discontinued operations, net	(273,948)	2,905	(205,602)
Depreciation and amortization	327,089	307,188	278,033
Stock-based compensation	30,697	31,628	30,480
Provision for losses on accounts receivable (net of recoveries)	5,946	4,730	5,869
Deferred income taxes	(5,916)	(33,866)	8,275
Employee benefit plan expense	34,253	34,627	44,311
Contributions to employee benefit plans	(21,942)	(24,232)	(40,258)
Other, net	(2,258)	(21,813)	3,904
Cash effect of changes in assets and liabilities (excluding effects of acquisitions, dispositions and foreign exchange):
Accounts receivable	37,916	(87,207)	(87,806)
Inventories	63,129	(63,717)	1,684
Prepaid expenses and other assets	(7,401)	(18,527)	(8,452)
Accounts payable	42,925	60,176	38,808
Accrued compensation and employee benefits	(71,090)	(17,731)	(17,817)
Accrued expenses and other liabilities	(19,765)	40,955	(7,353)
Accrued taxes	(60,405)	(40,187)	(67,593)
Net cash provided by operating activities of continuing operations	949,059	950,164	979,612

Investing Activities of Continuing Operations
Additions to property, plant and equipment	(154,251)	(166,033)	(141,694)
Acquisitions (net of cash and cash equivalents acquired)	(567,843)	(802,254)	(322,838)
Proceeds from the sale of property, plant and equipment	14,604	14,373	23,801
Proceeds from the sale of businesses	689,314	191,348	76,457
Settlement of net investment hedge	(17,752)	—	—
Other	1,350	(19,991)	2,597
Net cash used in investing activities of continuing operations	(34,578)	(782,557)	(361,677)

Financing Activities of Continuing Operations
Cash received from Knowles Corporation, net of cash distributed	—	359,955	—
Proceeds from long-term debt, net of discount and issuance costs	394,300	—	403,776
Proceeds from exercise of share-based awards, including tax benefits	4,024	20,337	38,922
Change in commercial paper and notes payable, net	(327,000)	251,500	(381,000)
Repayment of long-term debt	(300,048)	(6,566)	(3,246)
Dividends to stockholders	(257,969)	(258,487)	(247,820)
Purchase of common stock	(600,164)	(601,077)	(457,871)
Payments for employee tax obligations upon exercise of share-based awards	(5,029)	(21,151)	(31,303)
Net cash used in financing activities of continuing operations	(1,091,886)	(255,489)	(678,542)

Cash Flows from Discontinued Operations
Net cash provided by operating activities of discontinued operations	(113,946)	25,760	172,955
Net cash used in investing activities of discontinued operations	(1,984)	(19,753)	(107,191)
Net cash (used in) provided by discontinued operations	(115,930)	6,007	65,764

Effect of exchange rate changes on cash and cash equivalents	(26,061)	(40,426)	(1,351)

Net (decrease) increase in cash and cash equivalents	(319,396)	(122,301)	3,806
Cash and cash equivalents at beginning of period	681,581	803,882	800,076
Cash and cash equivalents at end of period	$362,185	$681,581	$803,882

Supplemental information - cash paid during the year for:
Income taxes	$346,382	$372,446	$318,402
Interest	$128,151	$128,412	$123,881
See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)

1. Description of Business and Summary of Significant Accounting Policies

Description of Business – Dover Corporation (the "Company") is a diversified global manufacturer delivering innovative equipment, components, and specialty systems. The Company also provides supporting engineering, testing, and other similar services, which are not significant in relation to consolidated revenue. The Company’s businesses are based primarily in the United States of America and Europe with manufacturing and other operations throughout the world. The Company operates through four business segments that are aligned with the key end markets they serve: Energy, Engineered Systems, Fluids, and Refrigeration & Food Equipment. For additional information on the Company’s segments, see Note 16 Segment Information.

Principles of Consolidation – The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation. The results of operations of purchased businesses are included from the dates of acquisitions. As discussed in Note 3 Disposed and Discontinued Operations, the Company reported certain businesses that were held for sale at December 31, 2014 as discontinued operations.  The assets, liabilities, results of operations, and cash flows of these businesses, as well as the results of Knowles Corporation ("Knowles") prior to the spin-off on February 28, 2014, have been separately reported as discontinued operations for all periods presented. Also see Recently Adopted Accounting Standards below.

Use of Estimates – The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and accompanying disclosures. These estimates may be adjusted due to changes in future economic, industry, or customer financial conditions, as well as changes in technology or demand. Estimates are used in accounting for, among other items, allowances for doubtful accounts receivable, net realizable value of inventories, restructuring reserves, warranty reserves, pension and post retirement plans, stock-based compensation, useful lives for depreciation and amortization of long-lived assets, future cash flows associated with impairment testing for goodwill, indefinite-lived intangible assets and other long-lived assets, deferred tax assets, uncertain income tax positions, and contingencies. Actual results may ultimately differ from estimates, although management does not believe such differences would materially affect the financial statements in any individual year. Estimates and assumptions are periodically reviewed and the effects of revisions are reflected in the Consolidated Financial Statements in the period that they are determined.

Cash and Cash Equivalents – Cash and cash equivalents include cash on hand, demand deposits, and short-term investments which are highly liquid in nature and have original maturities at the time of purchase of three months or less.

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

Property, Plant and Equipment – Property, plant and equipment includes the historical cost of land, buildings, machinery, and equipment, and significant improvements to existing plant and equipment or, in the case of acquisitions, a fair market value appraisal of such assets completed at the time of acquisition. Property, plant and equipment also includes the cost of purchased software.  Expenditures for maintenance, repairs, and minor renewals are expensed as incurred. When property or equipment is sold or otherwise disposed of, the related cost and accumulated depreciation is removed from the respective accounts and the gain or loss realized on disposition is reflected in earnings. The Company depreciates its assets on a straight-line basis over their estimated useful lives as follows: buildings and improvements 5 to 31.5 years; machinery and equipment 3 to 7 years; furniture and fixtures 3 to 7 years; vehicles 3 years; and software 3 to 5 years. Depreciation expense totaled $167,516 in 2015, $152,079 in 2014, and $144,087 in 2013.

Derivative Instruments – The Company uses derivative financial instruments to hedge its exposures to various risks, including interest rate and foreign currency exchange rate risk. The Company does not enter into derivative financial instruments for speculative purposes and does not have a material portfolio of derivative financial instruments. Derivative financial instruments used for hedging purposes must be designated and effective as a hedge of the identified risk exposure at inception of the contract.

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

Goodwill and Other Intangible Assets – Goodwill represents the excess of purchase consideration over the fair value of the net assets of businesses acquired. Goodwill and certain other intangible assets deemed to have indefinite lives (primarily trademarks) are not amortized. Instead, goodwill and indefinite-lived intangible assets are tested for impairment at least annually or more frequently if indicators of impairment exist or when a significant portion of a reporting unit is to be reclassified to discontinued operations or assets held for sale. The Company conducts its annual impairment evaluation in the fourth quarter of each year. Recoverability of goodwill is measured at the reporting unit level and determined using a two-step process. For 2015, the Company identified nine reporting units for its annual goodwill impairment test. Step one of the impairment test compares the fair value of each reporting unit to its carrying value. The Company uses the discounted cash flow method (or income approach) to measure the fair value of its reporting units. Under this method the Company uses it own market assumptions including internal projections of future cash flows, determinations of appropriate discount rates, and other assumptions which are considered reasonable and inherent in the discounted cash flow analysis. These projections are based on historical performance and future estimated results. The discount rates used in these analyses vary by reporting unit and are based on a capital asset pricing model and published relevant industry rates. We use discount rates commensurate with the risks and uncertainties inherent to each reporting unit and in our internally developed forecasts. These assumptions require significant judgment and actual results may differ from assumed and estimated amounts. When the carrying value of a reporting unit is in excess of its fair value, step two of the goodwill impairment test is required. Step two determines the amount of goodwill impairment to be recognized. See Note 6 Goodwill and Other Intangible Assets for further discussion of the Company's annual goodwill impairment test and results.

As discussed in Note 3 Disposed and Discontinued Operations, in connection with the sale of certain businesses held for sale, the Company recognized total impairment losses of $53,439, net of tax, in 2013 within the results of discontinued operations. There were no impairment losses recognized for businesses held for sale as of December 31, 2014. The Company had no businesses held for sale as of December 31, 2015.

Similarly to goodwill, the Company uses a discounted cash flow method to test its other indefinite lived intangible assets for impairment, at least annually. The Company compares the fair value of the intangible asset to its book value. This method uses the Company’s own market assumptions which are considered reasonable and inherent in the discounted cash flow analysis.  Any excess of carrying value over the estimated fair value is recognized as an impairment loss. No impairment of indefinite lived intangibles was required for the years ended December 31, 2015, 2014, or 2013.

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

Restructuring Accruals – From time to time the Company takes actions to reduce headcount, close facilities, or otherwise exit operations. Such restructuring activities at an operation are recorded when management has committed to an exit or reorganization plan and when termination benefits are probable and can be reasonably estimated based on circumstances at the time the restructuring plan is approved by management. Exit costs include future minimum lease payments on vacated facilities and other contractual terminations. In addition, asset impairments may be recorded as a result of an approved restructuring plan. The accrual of both severance and exit costs requires the use of estimates. Though the Company believes that its estimates accurately reflect the anticipated costs, actual results may be different from the original estimated amounts.

Foreign Currency – Assets and liabilities of non-U.S. subsidiaries, where the functional currency is not the U.S. dollar, have been translated at year-end exchange rates and profit and loss accounts have been translated using weighted-average yearly exchange rates.  Foreign currency translation gains and losses are included as a component of Accumulated Other Comprehensive Earnings (Loss). Assets and liabilities of an entity that are denominated in currencies other than an entity’s functional currency are re-measured into the functional currency using end of period exchange rates or historical rates where

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)

applicable to certain balances. Gains and losses related to these re-measurements are recorded within the Statement of Earnings as a component of other expense (income), net.

Revenue Recognition – Revenue is recognized when all of the following conditions are satisfied: a) persuasive evidence of an arrangement exists, b) price is fixed or determinable, c) collectability is reasonably assured, and d) delivery has occurred or services have been rendered. The majority of the Company’s revenue is generated through the manufacture and sale of a broad range of specialized products and components, with revenue recognized upon transfer of title and risk of loss, which is generally upon shipment. Service revenue represents less than 5% of total revenue and is recognized as the services are performed.  In limited cases, revenue arrangements with customers require delivery, installation, testing, certification, or other acceptance provisions to be satisfied before revenue is recognized. The Company includes shipping costs billed to customers in revenue and the related shipping costs in cost of sales.

Stock-Based Compensation – The principal awards issued under the Company’s stock-based compensation plans include non-qualified stock-settled stock appreciation rights and performance share awards.  The cost for such awards is measured at the grant date based on the fair value of the award.  The value of the portion of the award that is expected to ultimately vest is recognized as expense on a straight-line basis, generally over the explicit service period of three years (except for retirement-eligible employees and retirees) and is included in selling and administrative expense in the Consolidated Statements of Earnings.  Expense for awards granted to retirement-eligible employees is recorded over the period from the date of grant through the date the employee first becomes eligible to retire and is no longer required to provide service.  See Note 12 Equity and Cash Incentive Program for additional information related to the Company’s stock-based compensation.  At the time of grant, the Company estimates forfeitures, based on historical experience, in order to estimate the portion of the award that will ultimately vest.

Income Taxes – The provision for income taxes on continuing operations includes federal, state, local, and non-U.S. taxes. Tax credits, primarily for research and experimentation, non-U.S. earnings, and U.S. manufacturer's tax deduction are recognized as a reduction of the provision for income taxes on continuing operations in the year in which they are available for tax purposes. Deferred taxes are provided using enacted rates on the future tax consequences of temporary differences. Temporary differences include the differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases and the tax benefit of carryforwards. A valuation allowance is established for deferred tax assets for which realization is not assured. In assessing the need for a valuation allowance, management considers all available evidence, including the future reversal of existing taxable temporary differences, taxable income in carryback periods, prudent and feasible tax planning strategies, and estimated future taxable income. The valuation allowance can be affected by changes to tax regulations, interpretations and rulings, changes to enacted statutory tax rates, and changes to future taxable income estimates.

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

Research and Development Costs – Research and development costs, including qualifying engineering costs, are expensed when incurred and amounted to $115,037 in 2015, $118,411 in 2014, and $117,178 in 2013.

Advertising – Advertising costs are expensed when incurred and amounted to $37,527 in 2015, $38,882 in 2014, and $36,453 in 2013.

Risk, Retention, Insurance – The Company currently self-insures its product and commercial general liability claims up to $5.0 million per occurrence, its workers’ compensation claims up to $0.5 million per occurrence ($0.8 million per occurrence effective January 1, 2016), and automobile liability claims up to $1.0 million per occurrence. Third-party insurance provides primary level coverage in excess of these amounts up to certain specified limits. In addition, the Company has excess liability insurance from third-party insurers on both an aggregate and an individual occurrence basis well in excess of the limits of the primary coverage. A worldwide program of property insurance covers the Company’s owned and leased property and any business

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)

interruptions that may occur due to an insured hazard affecting those properties, subject to reasonable deductibles and aggregate limits. The Company’s property and casualty insurance programs contain various deductibles that, based on the Company’s experience, are typical and customary for a company of its size and risk profile. The Company does not consider any of the deductibles to represent a material risk to the Company. The Company generally maintains deductibles for claims and liabilities related primarily to workers’ compensation, health and welfare claims, general commercial, product and automobile liability and property damage, and business interruption resulting from certain events. The Company accrues for claim exposures that are probable of occurrence and can be reasonably estimated.  As part of the Company’s risk management program, insurance is maintained to transfer risk beyond the level of self-retention and provide protection on both an individual claim and annual aggregate basis.

Reclassifications – Certain amounts in prior years have been reclassified to conform to the current year presentation.

Recent Accounting Pronouncements

Recently Issued Accounting Standards

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers, that introduces a new five-step revenue recognition model in which an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU also requires disclosures sufficient to enable users to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers, including qualitative and quantitative disclosures about contracts with customers, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. This standard is effective for fiscal years beginning after December 15, 2017, including interim periods within that reporting period. The Company is currently evaluating the new guidance to determine the impact it will have on its consolidated financial statements.

In May 2015, the FASB issued ASU 2015-07, Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent), which addresses how certain investments measured at net asset value with redemption dates in the future are categorized within the fair value hierarchy. Topic 820, Fair Value Measurement, permits a reporting entity, as a practical expedient, to measure the fair value of certain investments using the net asset value per share of the investment. Under the new guidance, the requirement to categorize investments for which fair values are measured using the net asset value per share is removed. It also limits disclosures on investments for which the entity has elected to measure the fair value using the practical expedient. This ASU is effective for the Company beginning January 1, 2016. The adoption of this standard will not have a significant impact on the Company's consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, Interest-Imputation of Interest (Subtopic 835-30):Simplifying the Presentation of Debt Issuance Costs. Under this guidance, debt issuance costs related to a recognized debt liability are required to be presented in the balance sheet as a direct reduction from the carrying amount of such debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by this guidance. In adopting the ASU, the Company will be required to apply a full retrospective approach to all periods presented. This guidance is effective for the Company beginning January 1, 2016 and, upon adoption, debt issuance costs of approximately $14 million included in other assets in the consolidated balance sheet as of December 31, 2015 will be reclassified and presented as a reduction to long-term debt.

In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 340): Simplifying the Measurement of Inventory. Under this guidance, entities utilizing the FIFO or average cost method should measure inventory at the lower of cost or net realizable value, whereas net realizable value is defined as the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. This ASU should be applied prospectively and will be effective for the Company beginning January 1, 2017 with early adoption permitted. The Company is currently evaluating the new guidance; however, it does not anticipate that the impact to its consolidated financial statements will be significant.

In September 2015, the FASB issued ASU 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments. Under this guidance the cumulative impact of purchase accounting adjustments arising during the one year measurement period from the date of acquisition will be recognized, in full, in the period identified. This guidance is effective for fiscal years beginning after December 15, 2015 and will be applied prospectively to adjustments arising after that date. The Company does not anticipate that the impact of this standard will have a significant impact on its consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)

Recently Adopted Accounting Standards

In April 2014, the FASB issued ASU 2014-08, which includes amendments that change the requirements for reporting discontinued operations and require additional disclosures about discontinued operations. Under the new guidance, only disposals representing a strategic shift in operations - that is, a major effect on the organization's operations and financial results - should be presented as discontinued operations. Additionally, the ASU requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income, and expenses of discontinued operations. The Company adopted this guidance in the first quarter of 2015. As a result of this guidance the Company anticipates future disposals of businesses which historically would have been classified as discontinued operations will no longer qualify for presentation as discontinued operations in its consolidated financial statements.

In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes, to simplify the presentation of deferred income taxes. The amendments in this update require that deferred tax assets and liabilities be entirely classified as noncurrent within the statement of financial position. The Company early adopted this guidance as of December 31, 2015 and elected retrospective application. Upon adoption, the Company reclassified $2.8 million of current deferred tax assets from "Deferred tax assets" to "Other assets and deferred charges," $60.5 million of current deferred tax assets from “Deferred tax assets” to “Deferred income taxes” and $0.9 million of current tax liabilities from “Federal and other income taxes” to “Deferred income taxes” as of December 31, 2014.

2. Acquisitions

2015 Acquisitions

During 2015, the Company acquired four businesses in separate transactions for net cash consideration of $567,843. The businesses were acquired to complement and expand upon existing operations within the Engineered Systems, Fluids and Refrigeration & Food Equipment segments. The goodwill identified by these acquisitions reflects the benefits expected to be derived from product line expansion and operational synergies.  Upon consummation of the acquisitions, each of these businesses is now wholly-owned by Dover.

The following table details the acquisitions made during the year ended December 31, 2015.

Date	Type	Company / Product Line Acquired	Location (Near)	Segment
January 22	Asset	Gemtron	Vincennes, Indiana	Refrigeration & Food Equipment
Manufacturer of refrigeration doors and door systems serving convenience stores, supermarkets, drugstores, buying clubs, foodservice equipment, and other retail environments.

October 22	Stock	JK Group	Novedrate, Italy	Engineered Systems
Manufacturer and provider of innovative digital inks and consumables serving the textile printing market.

October 30	Asset/Stock	Gala Industries	Eagle Rock, Virginia	Fluids
Manufacturer of underwater pellet processing systems and solutions to the plastics compounding industry.

October 30	Asset/Stock	Reduction Engineering Scheer	Kent, Ohio	Fluids
Manufacturer of plastic pelletizers and pulverizers for the polymer industry.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)

The following presents the allocation of acquisition cost to the assets acquired and liabilities assumed, based on their estimated fair values:

Total
Current assets, net of cash acquired	$76,323
Property, plant and equipment	38,849
Goodwill	315,701
Intangible assets	229,829
Other non-current assets, principally deferred taxes	1,934
Current liabilities assumed	(31,814)
Non-current liabilities assumed, principally deferred taxes	(62,979)
Net assets acquired	$567,843

The amounts assigned to goodwill and major intangible asset classifications by applicable segment for the 2015 acquisitions are as follows:

	Engineered Systems	Fluids	Refrigeration & Food Equipment	Total	Average Useful life (in years)
Goodwill - Tax deductible	$—	$45,368	$3,832	$49,200	n/a
Goodwill - Non deductible	238,618	27,883	—	266,501	n/a
Customer intangibles	136,495	26,866	2,500	165,861	14
Trademarks	8,263	6,000	—	14,263	15
Other intangibles and assets	24,405	25,000	300	49,705	12
	$407,781	$131,117	$6,632	$545,530

The Company has substantially completed the purchase price allocations for the 2015 acquisitions. As additional information is obtained about these assets and liabilities within the measurement period (not to exceed one year from the date of acquisition), including finalization of asset appraisals, the Company will refine its estimates of fair value to allocate the purchase price more accurately.

The Consolidated Statements of Earnings include the results of these businesses from the dates of acquisition. The aggregate revenue and pre-tax earnings of the 2015 acquisitions included in the Company’s 2015 consolidated revenue and earnings totaled $45,800 and $3,200, respectively.

On January 7, 2016, the Company acquired the dispenser and system businesses of Tokheim Group S.A.S. ("Tokheim") for a purchase price of approximately €411.3 million, or $448.7 million. Tokheim will be integrated within the Fluids segment, and will enable the segment to provide the most complete solutions available for retail fueling customers. The initial accounting for this business combination has not yet been completed.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)

2014 Acquisitions

During 2014, the Company acquired seven businesses for an aggregate consideration of $802,254, net of cash acquired. A summary of the acquisitions made during 2014 is as follows:

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

The following presents the allocation of acquisition cost to the assets acquired and liabilities assumed, based on their estimated fair values:

	Accelerated	Other Acquisitions	Total
Current assets, net of cash acquired	$133,475	$74,712	$208,187
Property, plant and equipment	51,070	6,199	$57,269
Goodwill	222,808	209,330	$432,138
Intangible assets	131,200	163,727	$294,927
Current liabilities assumed	(43,935)	(36,425)	$(80,360)
Non-current liabilities assumed, principally deferred taxes	(58,896)	(51,011)	$(109,907)
Net assets acquired	$435,722	$366,532	$802,254

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)

Pro Forma Information

The following unaudited pro forma information illustrates the effect on the Company’s revenue and earnings from continuing operations for years ended December 31, 2015 and 2014, assuming that all acquisitions had taken place at the beginning of the prior year period. As a result, the supplemental pro forma earnings reflect adjustments to earnings from continuing operations as reported in the Consolidated Statements of Earnings to exclude $2,560 of nonrecurring expense related to the fair value adjustments to acquisition-date inventory (after-tax) and $1,999 of acquisition-related costs (after-tax) from the year ended December 31, 2015. The supplemental pro forma earnings for the 2014 period were similarly adjusted for 2014 acquisition charges as if they were incurred at the beginning of 2013. The 2015 and 2014 supplemental pro forma earnings are also adjusted to reflect the comparable impact of additional depreciation and amortization expense (net of tax) resulting from the fair value measurement of tangible and intangible assets relating to 2015 and 2014 acquisitions.

	Years Ended December 31,
	2015	2014
Revenue from continuing operations:
As reported	$6,956,311	$7,752,728
Pro forma	7,096,102	8,148,820
Earnings from continuing operations:
As reported	$595,881	$778,140
Pro forma	623,350	795,754
Basic earnings per share from continuing operations:
As reported	$3.78	$4.67
Pro forma	3.95	4.77
Diluted earnings per share from continuing operations:
As reported	$3.74	$4.61
Pro forma	3.92	4.71

These pro forma results of operations have been prepared for comparative purposes only, and they do not purport to be indicative of the results of operations that actually would have resulted had the acquisitions occurred on the dates indicated or that may result in the future.

3. Disposed and Discontinued Operations

Management evaluates Dover's businesses periodically for their strategic fit within its operations and may from time to time sell or discontinue certain operations for various reasons.

Disposed Businesses

During the fourth quarter of 2015, the Company completed the sale of a product line within its Refrigeration and Food Equipment segment. As discussed in Note 1 Description of Business and Summary of Significant Accounting Policies, the Company adopted ASU 2014-08 effective January 1, 2015. This ASU amended the criteria for the classification of a business or group of assets to be disposed as discontinued operations. Under this new guidance, the disposal of this product line did not represent a strategic shift in operations and, therefore, did not qualify for presentation as a discontinued operation. As such,the results of operations for this business remain within the Company's revenue and earnings from continuing operations. Upon disposal of the business the Company recognized a minimal gain of approximately $150.

Discontinued Operations

The results of operations and financial position of the following businesses have been reclassified to discontinued operations for all periods presented:

•	Datamax O'Neil and Sargent Aerospace until their disposals in 2015;

•	DEK International until its disposal in 2014;

•	Knowles Corporation until the completion of the spin-off of this business in February 2014; and

•	Everett Charles Technologies (including the Multitest business, collectively "ECT") until its disposal in 2013

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)

Summarized results of the Company’s discontinued operations are as follows:

	Years Ended December 31,
	2015	2014	2013
Revenue	$72,869	$568,991	$1,970,965

Gain (loss) on sale, including impairments, net of tax	$265,550	$(3,691)	$(35,473)

Earnings from operations before taxes	8,222	13,611	209,293
Benefit (provision) for income taxes	176	(12,825)	31,782
Earnings from operations, net of tax	$8,398	$786	$241,075

Earnings (loss) from discontinued operations, net of tax	$273,948	$(2,905)	$205,602

2015 - On March 2, 2015, the Company completed the sale of Datamax O'Neil for total proceeds of $185,000, which resulted in a net gain on sale of $87,781. On April 24, 2015, the Company completed the sale of Sargent Aerospace for total proceeds of $500,000, which resulted in a net gain on sale of $177,769. The Company paid approximately $110,500 of taxes relating to the net gain on sale of these businesses which is reflected in the cash flows of discontinued operations. These businesses were previously included in the results of the Engineered Systems segment and were reclassified to discontinued operations in the fourth quarter of 2014 in connection with their impending sale.

The net earnings from operations for 2015 of $8,398 include after-tax earnings of $9,209 for those businesses classified as discontinued operations. Also reflected in this amount is a pension settlement charge of $810, net of tax, attributable to lump sum payments made to Sargent Aerospace participants in Dover's qualified defined benefit pension plan.

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

2013 - In connection with a change in goodwill reporting units within discontinued operations resulting from the Company's expected manner of disposing of its electronic test and assembly businesses, the Company was required to allocate goodwill to these individual reporting units based upon relative current fair values. This process resulted in a benefit of $25,520 in the discontinued operations deferred income tax provision for 2013 as a result of the elimination of certain deferred tax liabilities. The Company recorded a goodwill impairment charge of $54,532 ($44,188 after tax) at ECT in 2013 in connection with the anticipated sale of this business. This charge was a write-down of the carrying value to fair value, based on the current estimated sales price.

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

The net earnings from operations of $241,075 reflect the after-tax earnings of all businesses classified as discontinued operations, as well as $54,827 of discrete tax benefits principally related to the conclusion of certain federal, state and international tax audits, $18,279 of interest on tax obligations in foreign jurisdictions, and costs of $30,093 related to the spin-off of Knowles.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)

Assets and liabilities of discontinued operations are summarized below:

December 31, 2014
Assets of Discontinued Operations
Accounts receivable	$46,691
Inventories, net	58,401
Prepaid and other current assets	8,571
Total current assets	113,663
Property, plant and equipment, net	31,573
Goodwill and intangible assets, net	181,798
Other assets and deferred charges	137
Total assets	$327,171

Liabilities of Discontinued Operations
Accounts payable	$21,199
Other current liabilities	17,675
Total current liabilities	38,874
Deferred income taxes	8,752
Other liabilities	3,092
Total liabilities	$50,718

At December 31, 2014, the assets and liabilities of discontinued operations relate to Sargent Aerospace and Datamax O'Neil, which were sold in 2015. The Company had no assets and liabilities classified as discontinued operations as of December 31, 2015.

2014 Spin-off of Knowles Corporation

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

Knowles incurred $100,000 of borrowings under its revolving credit facility and $300,000 of borrowings under its term loan facility to finance a cash payment of $400,000 to Dover immediately prior to the distribution. Dover received total net cash of $359,955 upon separation, of which $359,837 was received during the nine months ended September 30, 2014, which reflects the $400,000 cash payment net of cash held by Knowles on the distribution date and retained by it in connection with its separation from Dover. Dover utilized the net proceeds from Knowles to pay down commercial paper and to repurchase shares of its common stock in the first quarter of 2014.

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

4. Inventories, net

	December 31, 2015	December 31, 2014
Raw materials	$333,551	$352,016
Work in progress	135,624	147,715
Finished goods	443,032	483,912
Subtotal	912,207	983,643
Less reserves	(109,312)	(119,906)
Total	$802,895	$863,737

At December 31, 2015 and 2014, approximately 18% and 25%, respectively, of the Company's total inventories were accounted for using the LIFO method.

5. Property, Plant and Equipment, net

	December 31, 2015	December 31, 2014
Land	$55,567	$55,076
Buildings and improvements	546,809	537,474
Machinery, equipment and other	1,772,031	1,698,638
Subtotal	2,374,407	2,291,188
Less accumulated depreciation	(1,520,138)	(1,454,119)
Total	$854,269	$837,069

6. Goodwill and Other Intangible Assets

Goodwill

The changes in the carrying value of goodwill by segment for the years ended December 31, 2015 and 2014 are as follows:

	Energy	Engineered Systems		Fluids	Refrigeration & Food Equipment		Total
Goodwill	$727,972	$1,221,210		$664,128	$565,831		$3,179,141
Accumulated impairment loss	—	(10,591)		(59,970)	—		(70,561)
Balance at January 1, 2014	727,972	1,210,619		604,158	565,831		3,108,580
Acquisitions	325,438	80,581		25,097	1,022		432,138
Purchase price adjustments	(395)	—		11,350	—		10,955
Foreign currency translation	(4,280)	(21,022)		(30,942)	(3,872)		(60,116)
Balance at December 31, 2014	1,048,735	1,270,178		609,663	562,981		3,491,557
Acquisitions	—	238,618		73,251	3,832		315,701
Purchase price adjustments	8,604	—		—	—		8,604
Disposition of business	—	(19,128)	(1)	—	(3,749)	(2)	(22,877)
Foreign currency translation and other	(10,159)	(15,804)		(27,169)	(2,464)		(55,596)
Balance at December 31, 2015	$1,047,180	$1,473,864		$655,745	$560,600		$3,737,389

(1)	Amount reflects additional goodwill allocated to Sargent Aerospace upon its disposition, based on the fair value of the business relative to the remaining entities in its reporting unit.

(2)	Amount reflects goodwill disposed of in connection with the divestiture of a product line within the Refrigeration and Food Equipment segment.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)

During 2015, the Company recognized additions of $315,701 to goodwill as a result of recent acquisitions as outlined in Note 2 Acquisitions. Due to the inherent difficulty of estimating the initial purchase price allocation of recent acquisitions and the time needed to finalize the balance sheets of acquired companies, the Company will continue to refine its estimates of fair value to more accurately allocate purchase price; however, any such revisions are not expected to be significant. During 2015, the Company recorded adjustments totaling $8,604 as a result of the finalization of purchase price allocation to assets acquired and liabilities assumed related to acquisitions completed in 2014.
During the fourth quarter of 2015, the Company sold a product line within the Refrigeration and Food Equipment segment. In conjunction with this disposal, the company allocated goodwill upon disposal of $3,749, determined using the relative fair value approach.

Due to the separation of Knowles in the first quarter of 2014, the Company was required to allocate a portion of its goodwill from continuing operations to a reporting unit included in the distribution of Knowles. Accordingly, the assets distributed on February 28, 2014 included an additional $19,749 of allocated goodwill, determined using the relative fair value approach.

In addition, during 2014, the Company announced its intent to sell two businesses within the Engineered Systems segment. As a result, the Company allocated goodwill totaling $152,663 to these companies from their respective reporting units using a relative fair value approach.

The adjustments made to goodwill due to the distribution of Knowles, the reclassification of businesses held for sale, and the restatement of segment results due to the realignment of Dover's businesses has been applied to all periods presented on the Consolidated Balance Sheet for goodwill and assets of discontinued operations.

During the year ended December 31, 2014, the Company recorded adjustments totaling $10,955 to goodwill related primarily to finalization of the purchase price allocation to assets acquired and liabilities assumed for the 2013 acquisitions.
Annual impairment testing
The Company performed its annual goodwill impairment test during the fourth quarter of 2015 using a discounted cash flow analysis as discussed in Note 1 Description of Business and Summary of Significant Accounting Policies. The Company performed step one of the annual goodwill impairment test for each of its nine reporting units, concluding that the fair values of all of its reporting units were in excess of their carrying values. As such, step two of the impairment test was not required. As previously noted, the fair values of each of the Company’s reporting units was determined using a discounted cash flow analysis which includes management’s current assumptions as to future cash flows and long-term growth rates. The discount rates used in these analyses varied by reporting unit and were based on a capital asset pricing model and published relevant industry rates. We used discount rates commensurate with the risks and uncertainties inherent to each reporting unit and in our internally developed forecasts. Discount rates used in our 2015 reporting unit valuations ranged from 9.5% to 11.0%.
Although all nine reporting units passed the step 1 impairment test, the Company noted a decrease in the fair value in excess of carrying value for two of its reporting units within the Energy segment, which together have an aggregate goodwill balance of $957.0 million. These businesses and their estimated cash flows have been impacted by declining oil prices and the resulting economic pressures within the oil and gas industry. In spite of these declines these two reporting units had fair values in excess of their carrying values of 26% and 19%.
While the Company believes the assumptions used in the 2015 impairment analysis are reasonable and representative of expected results, if market conditions worsen or persist for an extended period of time, an impairment of goodwill or assets may occur. The Company will continue to monitor the long-term outlook and forecasts, including estimated future cash flows, for these businesses and the impact on the carrying value of goodwill and assets in 2016.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)

Intangible Assets
The following table provides the gross carrying value and accumulated amortization for each major class of intangible asset:

	December 31, 2015		December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Trademarks	$150,926	$45,536	$138,650	$34,097
Patents	150,570	112,399	150,404	108,484
Customer Intangibles	1,567,048	595,635	1,429,906	484,449
Unpatented Technologies	137,919	56,495	92,480	45,812
Drawings & Manuals	34,232	15,760	36,377	13,087
Distributor Relationships	64,614	37,610	64,614	34,377
Other	23,923	18,168	24,214	12,737
Total	$2,129,232	$881,603	$1,936,645	$733,043
Unamortized intangible assets:
Trademarks	165,594		165,918
Total intangible assets, net	$1,413,223		$1,369,520

Total amortization expense for the years ended December 31, 2015, 2014, and 2013 was $159,573, $155,109, and $133,946, respectively. Amortization expense for the next five years, based on current intangible balances, is estimated to be as follows:

2016	$165,903
2017	162,338
2018	161,416
2019	160,058
2020	154,519

7. Other Accrued Expenses and Other Liabilities

The following table details the major components of other accrued expenses:

	December 31, 2015	December 31, 2014
Warranty	$41,502	$46,704
Unearned/deferred revenue	28,072	20,678
Taxes other than income	25,180	28,452
Accrued interest	30,262	31,318
Accrued volume discounts	16,402	16,352
Accrued commissions (non-employee)	10,949	12,799
Restructuring and exit costs	13,991	22,021
Cross-currency swap	—	15,567
Other (none of which are individually significant)	69,613	72,386
	$235,971	$266,277
The Company's Swiss franc cross-currency net investment hedge was settled on October 13, 2015. See Note 10 Financial Instruments for additional information.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)

The following table details the major components of other liabilities (non-current):

	December 31, 2015	December 31, 2014
Deferred compensation	$74,665	$93,977
Defined benefit and other postretirement benefit plans	195,095	229,128
Unrecognized tax benefits	79,992	94,875
Unearned/deferred revenue	12,437	8,599
Legal and environmental	30,032	31,841
Warranty	2,964	2,684
Other (none of which are individually significant)	19,770	21,236
	$414,955	$482,340
Warranty
Estimated warranty program claims are provided for at the time of sale. Amounts provided for are based on historical costs and adjusted for new claims. The changes in the carrying amount of product warranties through December 31, 2015 and 2014 are as follows:

	2015	2014
Beginning Balance, January 1	$49,388	$42,924
Provision for warranties	51,392	60,833
Settlements made	(55,715)	(56,746)
Other adjustments, including acquisitions and currency translation	(599)	2,377
Ending balance, December 31	$44,466	$49,388

8. Restructuring Activities

The Company initiated various restructuring programs and incurred severance and other restructuring costs by segment as follows:

	Years Ended December 31,
	2015	2014	2013
Energy (1)	$30,763	$7,549	$(811)
Engineered Systems	13,302	6,624	3,628
Fluids	4,879	3,784	850
Refrigeration & Food Equipment	5,848	24,897	5,451
Corporate	412	1,954	—
Total	$55,204	$44,808	$9,118

These amounts are classified in the Consolidated Statements of Earnings as follows:
Cost of goods and services	$21,194	$19,690	$5,320
Selling and administrative expenses	34,010	25,118	3,798
Total	$55,204	$44,808	$9,118

(1)	In 2013, restructuring charges incurred within the Energy segment included a net gain on the sale of buildings in connection with facility consolidations.

The restructuring charges of $55,204 incurred in 2015 relate to restructuring programs designed to better align the Company's operations with current market conditions through targeted facility consolidations, headcount reductions and other measures to further optimize operations. We expect to fund the remainder of the 2015 programs currently underway over the next 12 to 18 months. Additional programs may be implemented during 2016 with related restructuring charges.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)

The $55,204 of restructuring charges incurred during 2015 included the following programs:

•
The Energy segment incurred restructuring charges of $30,763 related to various programs across the segment focused on workforce reductions and field service consolidations. These programs were initiated to better align cost base with the significantly lower demand environment.

•
The Engineered Systems segment recorded $13,302 of restructuring charges relating to headcount reductions across various businesses primarily related to optimization of administrative functions within Printing & Identification and U.S. manufacturing consolidation within Industrials.

•
The Fluids segment recorded $4,879 of restructuring charges principally related to reduction in workforce for those businesses serving the Pumps markets. Additional restructuring was completed in the pumps businesses for facility consolidation.

•	The Refrigeration & Food Equipment segment recorded restructuring charges of $5,848, primarily related to asset impairment due to exit plans at targeted facilities and headcount reductions.

Restructuring expenses incurred in 2014 and 2013 also included targeted facility consolidations at certain businesses and actions taken to optimize the Company's cost structure.

The following table details the Company’s severance and other restructuring accrual activity:

	Severance	Exit		Total
Balance at December 31, 2012	$2,687	2,565		$5,252
Restructuring charges	7,103	2,015		9,118
Payments	(7,001)	(2,451)		(9,452)
Other, including foreign currency	87	337		424
Balance at December 31, 2013	2,876	2,466		5,342
Restructuring charges	23,532	21,276		44,808
Payments	(10,092)	(5,750)		(15,842)
Other, including foreign currency	(958)	(11,329)	(1)	(12,287)
Balance at December 31, 2014	15,358	6,663		22,021
Restructuring charges	32,148	23,056		55,204
Payments	(38,003)	(12,322)		(50,325)
Other, including foreign currency	1,533	(14,442)	(1)	(12,909)
Balance at December 31, 2015	$11,036	$2,955		$13,991

(1)	Other activity in exit reserves primarily represents the non-cash write-off of inventory and fixed assets in connection with certain facility closures.

The accrual balances at December 31, 2015 primarily reflects restructuring plans initiated during the year, as well as ongoing lease commitment obligations for facilities closed in prior periods.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)

9. Borrowings and Lines of Credit

Borrowings consist of the following:

	December 31, 2015	December 31, 2014
Short-term:
Current portion of long-term debt	$122	$299,956
Commercial paper	151,000	478,000
	$151,122	$777,956

	December 31, 2015	December 31, 2014
Long-term:
4.875% 10-year notes due October 15, 2015	$—	$299,836
5.45% 10-year notes due March 15, 2018	349,258	348,928
2.125% 7-year notes due December 1, 2020 (euro-denominated)	328,592	363,970
4.30% 10-year notes due March 1, 2021	449,865	449,839
3.150% 10-year notes due November 15, 2025	396,951	—
6.65% 30-year debentures due June 1, 2028	199,552	199,517
5.375% 30-year debentures due October 15, 2035	296,844	296,685
6.60% 30-year notes due March 15, 2038	248,036	247,948
5.375% 30-year notes due March 1, 2041	345,989	345,830
Other	2,377	444
Total long-term debt	2,617,464	2,552,997
Less current portion	(122)	(299,956)
	$2,617,342	$2,253,041

The Company repaid its October 15, 2015, $300.0 million, 4.875% notes upon maturity through the use of commercial paper borrowings. On November 15, 2015, the Company issued $400.0 million, 3.150% notes due 2025 realizing proceeds of $394,300, net of discounts and issuance costs. The Company used the proceeds of this issuance to repay its incremental commercial paper.

The long-term borrowings presented above are net of unamortized discounts of $13,951 and $12,011 at December 31, 2015 and 2014, respectively. The discounts are being amortized to interest expense using the effective interest rate method over the life of the issuances. The notes and debentures are redeemable at the option of Dover in whole or in part at any time at a redemption price that includes a make-whole premium, with accrued interest to the redemption date.

On November 10, 2015, the Company entered into a $1.0 billion five-year unsecured revolving credit facility with a syndicate of banks (the "Credit Agreement") that replaced a facility with similar terms that was set to expire in November 2016. This current facility expires on November 10, 2020. At the Company's election, loans under the Credit Agreement will bear interest at a Canadian Dollar, Eurodollar, Swedish Kronor, or Sterling rate based on CDOR, EURIBOR, LIBOR or STIBOR, plus an applicable margin ranging from 0.580% to 1.000% (subject to adjustment based on the credit rating accorded the Company's senior unsecured debt by S&P and Moody's), or at a base rate pursuant to a formula defined in the Credit Agreement. In addition, the Credit Agreement requires the Company to pay a facility fee and imposes various restrictions on the Company such as, among other things, the requirement for the Company to maintain an interest coverage ratio of EBITDA to consolidated net interest expense of not less than 3.0 to 1. The Company was in compliance with this covenant and its other long-term debt covenants at December 31, 2015 and had a coverage ratio of 13.3 to 1. The Company primarily uses this facility as liquidity back-up for its commercial paper program and has not drawn down any loans under the facility and does not anticipate doing so. The Company generally uses commercial paper borrowings for general corporate purposes, funding of acquisitions, and the repurchases of its common stock.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)

Interest expense and interest income for the years ended December 31, 2015, 2014 and 2013 were as follows:

	Years Ended December 31,
	2015	2014	2013
Interest expense	$131,676	$131,689	$124,535
Interest income	(4,419)	(4,510)	(3,881)
Interest expense, net	$127,257	$127,179	$120,654

The weighted average interest rate for short-term commercial paper borrowings was 0.2%, 0.1%, and 0.1% for 2015, 2014, and 2013, respectively.

Scheduled maturities of long-term debt are as follows for the years ending December 31:

2016	$122
2017	122
2018	349,290
2019	—
2020	328,592
2021 and thereafter	1,939,338
$2,617,464

As of December 31, 2015, the Company had approximately $116,210 outstanding in letters of credit and guarantees with financial institutions, which expire at various dates in 2016 through 2020. These letters of credit are primarily maintained as security for insurance, warranty and other performance obligations. In general, we would only be liable for the amount of these guarantees in the event of default in the performance of our obligations, the probability of which we believe is remote.

10. Financial Instruments

Derivatives

The Company is exposed to market risk for changes in foreign currency exchange rates due to the global nature of its operations. In order to manage this risk the Company has hedged portions of its forecasted sales and purchases, which occur within the next twelve months and are denominated in non-functional currencies, with currency forward or collar contracts designated as cash flow hedges. At December 31, 2015 and December 31, 2014, the Company had contracts with U.S. dollar equivalent notional amounts of $37,735 and $47,047, respectively, to exchange foreign currencies, principally the U.S. dollar, Euro, and Chinese yuan. The Company believes it is probable that all forecasted cash flow transactions will occur.

In addition, the Company had outstanding contracts at December 31, 2015 and December 31, 2014 with a total notional amount of $51,369 and $52,392, respectively, that are not designated as hedging instruments. These instruments are used to reduce the Company's exposure for operating receivables and payables that are denominated in non-functional currencies. Gains and losses on the fair value of these instruments are reflected in income on the Consolidated Statements of Earnings.

Previously, we entered into a floating-to-floating cross currency swap agreement with a total notional amount of $50,000 in exchange for CHF 65,100, which matured on October 15, 2015. This transaction hedged a portion of our net investment in non-U.S. operations. The agreement qualified as a net investment hedge and changes in the fair value were reported within the cumulative translation adjustment section of other comprehensive earnings, with any hedge ineffectiveness recognized in current earnings. The fair value of this hedge reflected cumulative losses of $15,567 at December 31, 2014, reflecting the strengthening of the Swiss franc relative to the U.S. dollar over the term of this arrangement. At maturity on October 15, 2015, the Company settled the outstanding liability on this swap agreement for a total of $17,752.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)

The following table sets forth the fair values of derivative instruments held by the Company as of December 31, 2015 and December 31, 2014 and the balance sheet lines in which they are recorded:

	Fair Value Asset (Liability)
	December 31, 2015	December 31, 2014	Balance Sheet Caption
Foreign currency forward / collar contracts	$170	$973	Prepaid and other current assets
Foreign currency forward / collar contracts	(452)	(810)	Other accrued expenses
Net investment hedge - cross currency swap	—	(15,567)	Accrued expenses
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

Amounts recognized in other comprehensive earnings (loss) for the gains (losses) on its net investment hedges were as follows:

	2015	2014	2013
Gain (loss) on euro-denominated debt	$35,458	$47,630	$(6,099)
Gain (loss) on Swiss franc cross-currency swap	(2,185)	8,149	(1,035)
Total gain (loss) on net investment hedges before tax	33,273	55,779	(7,134)
Tax (expense) benefit	(11,646)	(19,523)	2,494
Net gain (loss) on net investment hedges, net of tax	$21,627	$36,256	$(4,640)

Fair Value Measurements

Accounting Standards Codification ("ASC") 820, "Fair Value Measurements and Disclosures," establishes a hierarchy for measuring fair value. A financial instrument’s categorization within the hierarchy is based on the lowest level of input that is significant to the fair value measurement. ASC 820 establishes three levels of inputs that may be used to measure fair value as follows:

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)

The Company's assets and liabilities measured at fair value on a recurring basis as of December 31, 2015 and December 31, 2014 are as follows:

	December 31, 2015	December 31, 2014
	Level 2	Level 2
Assets:
Foreign currency cash flow hedges	$170	$973
Liabilities:
Foreign currency cash flow hedges	452	810
Swiss franc cross-currency swap	—	15,567

The derivative contracts are measured at fair value using models based on observable market inputs such as foreign currency exchange rates and interest rates; therefore, they are classified within Level 2 of the fair value hierarchy.

In addition to fair value disclosure requirements related to financial instruments carried at fair value, accounting standards require disclosures regarding the fair value of all of the Company’s financial instruments. The estimated fair value of long-term debt at December 31, 2015 and December 31, 2014 was $2,880,734 and $3,002,701, respectively, compared to the carrying value of $2,617,464 and $2,552,997, respectively. The estimated fair value of long-term debt is based on quoted market prices for similar instruments and is, therefore, classified as Level 2 within the fair value hierarchy. The carrying values of cash and cash equivalents, trade receivables, accounts payable, and notes payable are reasonable estimates of their fair values as of December 31, 2015 and December 31, 2014 due to the short-term nature of these instruments.

11. Income Taxes

Income taxes have been based on the following components of “Earnings before provision for income taxes and discontinued operations” in the Consolidated Statements of Earnings:

	Years Ended December 31,
	2015	2014	2013
Domestic	$530,268	$789,689	$714,723
Foreign	270,342	304,518	331,263
	$800,610	$1,094,207	$1,045,986

Income tax expense (benefit) relating to continuing operations for the years ended December 31, 2015, 2014, and 2013 is comprised of the following:

	Years Ended December 31,
	2015	2014	2013
Current:
U.S. Federal	$115,130	$231,939	$114,218
State and local	11,706	8,434	17,468
Foreign	79,982	97,037	89,702
Total current	206,818	337,410	221,388
Deferred:
U.S. Federal	$19,238	$7,386	$35,315
State and local	(3,433)	11,250	(4,556)
Foreign	(17,894)	(39,979)	(3,688)
Total deferred	(2,089)	(21,343)	27,071
Total expense	$204,729	$316,067	$248,459

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)

Differences between the effective income tax rate and the U.S. federal income statutory rate are as follows:

	Years Ended December 31,
	2015	2014	2013
U.S. Federal income tax rate	35.0%	35.0%	35.0%
State and local taxes, net of Federal income tax benefit	1.6	1.3	1.2
Foreign operations tax effect	(4.3)	(3.7)	(3.3)
Research & experimentation tax credits (1)	(0.4)	(0.3)	(0.7)
Domestic manufacturing deduction	(3.0)	(3.0)	(2.2)
Foreign tax credits	(2.4)	0.4	0.3
Branch losses	(0.2)	(0.7)	(0.2)
Release of valuation allowance	—	(0.6)	—
Resolution of tax contingencies	(1.8)	(0.5)	(7.2)
Other, principally non-tax deductible items	1.1	1.0	0.9
Effective rate from continuing operations	25.6%	28.9%	23.8%

(1)
On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, and this legislation retroactively extended the R&E tax credit for two years, from January 1, 2012 through December 31, 2013. Income tax expense for 2013 includes $4.8 million for the entire benefit of the R&E tax credit attributable to 2012.

The tax effects of temporary differences that give rise to future deferred tax assets and liabilities are as follows:

	December 31, 2015	December 31, 2014
Deferred Tax Assets:
Accrued compensation, principally postretirement and other employee benefits	$133,000	$151,640
Accrued expenses, principally for state income taxes, interest, and warranty	42,213	45,262
Net operating loss and other carryforwards	210,396	190,298
Inventories, principally due to reserves for financial reporting purposes and capitalization for tax purposes	12,329	13,285
Accounts receivable, principally due to allowance for doubtful accounts	4,937	4,323
Accrued insurance	4,365	5,529
Long-term liabilities, principally warranty, environmental, and exit costs	4,509	4,096
Other assets	(36,576)	(26,793)
Total gross deferred tax assets	375,173	387,640
Valuation allowance	(171,365)	(141,252)
Total deferred tax assets	$203,808	$246,388

Deferred Tax Liabilities:
Intangible assets, principally due to different tax and financial reporting bases and amortization lives	$(699,876)	$(676,647)
Plant and equipment, principally due to differences in depreciation	(56,872)	(55,012)
Accounts receivable	(8,236)	(6,481)
Total gross deferred tax liabilities	(764,984)	(738,140)
Net deferred tax liability	$(561,176)	$(491,752)

Classified as follows in the consolidated balance sheets:
Non-current deferred tax asset	14,533	12,866
Non-current deferred tax liability	(575,709)	(504,618)
	$(561,176)	$(491,752)

As of December 31, 2015, the Company has loss carryforwards for U.S. Federal purposes totaling approximately $28.1 million attributed to the 2011 Anthony acquisition, and loss carryforwards for non-U.S. purposes totaling $625.8 million primarily resulting from restructuring undertaken to effect the Knowles spin-off. As of December 31, 2014, the Company had non-U.S loss carryforwards of $519.4 million.  The federal loss carryforwards are available for use against the Company's consolidated

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)

federal taxable income and begin to expire in 2024. The entire balance of the non-U.S. losses as of December 31, 2015 is available to be carried forward, with $22.6 million of these losses beginning to expire during the years 2016 through 2035. The remaining $603.2 million of such losses can be carried forward indefinitely.

The Company has $104.8 million and $109.2 million of state tax loss carryforwards as of December 31, 2015 and 2014, respectively, that are available for use by the Company between 2016 and 2035.

As of December 31, 2015 and 2014, the Company has research and development credit carryforwards for U.S. Federal purposes of $0.8 million attributable to the 2011 Anthony acquisition. The research and development credits begin to expire in 2025.

The Company maintains valuation allowances by jurisdiction against the deferred tax assets related to certain of these carryforwards as utilization of these tax benefits is not assured for certain jurisdictions.

The Company has not provided for U.S. federal income taxes or tax benefits on the undistributed earnings of its international subsidiaries, totaling approximately $1.1 billion at December 31, 2015, because such earnings are reinvested and it is currently intended that they will continue to be reinvested indefinitely. It is not practicable to estimate the amount of tax that might be payable if some or all of such earnings were to be repatriated, and the amount of foreign tax credits that would be available to reduce or eliminate the resulting U.S. income tax liability.

Unrecognized Tax Benefits

The Company files U.S., state, local, and foreign tax returns. The Company is routinely audited by the tax authorities in these jurisdictions, and a number of audits are currently underway. It is reasonably possible during the next twelve months that uncertain tax positions may be settled, which could result in a decrease in the gross amount of unrecognized tax benefits. This decrease may result in an income tax benefit. Due to the potential for resolution of federal, state, and foreign examinations, and the expiration of various statutes of limitation, the Company's gross unrecognized tax benefits balance may change within the next twelve months by a range of zero to $18 million. Some portion of any such change may be reported as discontinued operations. The Company is no longer subject to examinations of its federal income tax returns for years through 2012. All significant state, local, and international matters have been concluded for years through 2008. The Company believes adequate provision has been made for all income tax uncertainties.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)

The following table is a reconciliation of the beginning and ending balances of the Company’s unrecognized tax benefits:

	Continuing		Discontinued		Total
Unrecognized tax benefits at January 1, 2013	$121,864		$54,225		$176,089
Additions based on tax positions related to the current year	9,056		1		9,057
Additions for tax positions of prior years	7,584		3,315		10,899
Reductions for tax positions of prior years (1)	(62,610)		(40,240)		(102,850)
Settlements	(2,823)		(2,523)		(5,346)
Lapse of statutes	(7,845)		(1,564)		(9,409)
Unrecognized tax benefits at December 31, 2013	65,226		13,214		78,440
Additions based on tax positions related to the current year	11,751		14		11,765
Additions for tax positions of prior years	1,065		499		1,564
Reductions for tax positions of prior years	(5,782)		(265)		(6,047)
Settlements	(843)		(155)		(998)
Lapse of statutes	(5,050)		(2,585)		(7,635)
Unrecognized tax benefits at December 31, 2014	66,367		10,722		77,089
Additions based on tax positions related to the current year	17,131		—		17,131
Additions for tax positions of prior years	2,900		—		2,900
Reductions for tax positions of prior years (1)	(17,135)		—		(17,135)
Settlements	(1,153)		—		(1,153)
Lapse of statutes	(12,744)		—		(12,744)
Unrecognized tax benefits at December 31, 2015	$55,366	(2)	$10,722	(3)	$66,088

(1)
The settlement of certain income tax examinations of the 2009 and 2010 tax years (in the year ended December 31, 2013) and 2011 and 2012 (in the year ended December 31, 2015) resulted in a significant decrease in unrecognized tax benefits.

(2)
If recognized, the net amount of potential tax benefits that would impact the Company’s effective tax rate is $50.3 million. During the years ended December 31, 2015, 2014, and 2013, the Company recorded income of $4.3 million, $1.3 million and $5.5 million, respectively, as a component of provision for income taxes related to the reversal of previously accrued interest and penalties on unrecognized tax benefits. The Company had accrued interest and penalties of $13.9 million at December 31, 2015 and $15.5 million at December 31, 2014, which are not included in the above table.

(3)
The Company had recorded $10.7 million of unrecognized tax benefits related to operations previously classified as Discontinued Operations. Upon disposal of the Discontinued Operations, these unrecognized tax benefits were transferred to Continuing Operations. If recognized, the potential tax benefits will be recorded in Discontinued Operations.

12. Equity and Cash Incentive Program

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

Stock-based compensation costs are reported within selling and administrative expenses. The following table summarizes the Company’s compensation expense relating to all stock-based incentive plans:

	Years Ended December 31,
	2015	2014	2013
Pre-tax compensation expense	$30,697	$31,628	$30,480
Tax benefit	(10,877)	(11,201)	(10,745)
Total stock-based compensation expense, net of tax	$19,820	$20,427	$19,735

SARs and Stock Options

In 2015, 2014, and 2013, the Company issued SARs covering 1,144,529, 1,043,734, and 1,613,884 shares, respectively.  Since 2006, the Company has only issued SARs and does not anticipate issuing stock options in the future.  The fair value of each SAR grant was estimated on the date of grant using a Black-Scholes option-pricing model with the following assumptions:

	2015	2014		2013
Risk-free interest rate	1.51%	1.70%		1.39%
Dividend yield	2.24%	1.98%		2.06%
Expected life (years)	5.1	5.3		7.1
Volatility	27.19%	30.81%		33.78%
Grant price	$73.28	$82.51		$63.33
Fair value at date of grant	$14.55	$19.84	(1)	$18.17	(1)

(1)	Updated to reflect the modification of grants issued prior to 2014 and 2013 in connection with the separation of Knowles.

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

A summary of activity relating to SARs and stock options granted under the 2012 Plan and the predecessor plans for the year ended December 31, 2015 is as follows:

	SARs			Stock Options
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
Outstanding at 1/1/2015	7,640,742	$54.69		52,907	$33.50
Granted	1,144,529	73.28		—	—
Forfeited / expired	(299,349)	70.91		(9,081)	33.49
Exercised	(675,329)	48.61		(43,826)	33.50
Outstanding at 12/31/2015	7,810,593	57.32	5.9	—	—	na

Exercisable at 12/31/2015	4,482,264	$46.67	4.4	—	$—	na

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)

The following table summarizes information about outstanding SARs at December 31, 2015:

	SARs Outstanding				SARs Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Life in Years	Aggregate Intrinsic Value	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Life in Years	Aggregate Intrinsic Value
$25.96 - $37.79	1,969,791	$33.94	3.5	$53,922	1,969,791	$33.94	3.5	$53,922
$40.54 - $58.69	2,502,838	$56.59	5.1	$11,810	2,502,838	$56.59	5.1	$11,810
$63.33 - $82.51	3,337,964	$71.67	8.0	$—	9,635	$70.57	7.5	$—
	7,810,593			$65,732	4,482,264			$65,732

Unrecognized compensation expense related to SARs not yet exercisable was $13,178 at December 31, 2015.  This cost is expected to be recognized over a weighted average period of 1.6 years.

Other information regarding the exercise of SARs and stock options is listed below:

	2015	2014	2013
SARs
Fair value of SARs that became exercisable	$25,380	$26,796	$23,605
Aggregate intrinsic value of SARs exercised	$14,560	$51,813	$83,944

Stock Options
Cash received by Dover for exercise of stock options	$1,468	$5,227	$14,830
Aggregate intrinsic value of options exercised	$1,649	$8,614	$19,937

The Company recognized net tax benefits of $661, $15,110, and $25,661 during 2015, 2014, and 2013, respectively, for the exercise of SARs and stock options. These benefits have been recorded as an increase to additional paid-in capital and are reflected as financing cash inflows in the Consolidated Statements of Cash Flows.

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

In 2015, 2014, and 2013, the Company issued performance shares covering 61,611, 58,206, and 47,032 shares, respectively. The performance share awards granted in 2014 and 2015 are considered performance condition awards as attainment is based on Dover's performance relative to established internal metrics. The fair value of these awards was determined using Dover's closing stock price on the date of grant. The expected attainment of the internal metrics for these awards is analyzed each reporting period, and the related expense is adjusted up or down based on expected attainment, if that attainment differs from previous estimates. The cumulative effect on current and prior periods of a change in attainment is recognized in compensation cost in the period of change.

The fair value and average attainment used in determining compensation cost of the performance shares issued in 2014 and 2015 is as follows for the year ended December 31, 2015:

	Performance shares
	2015	2014
Fair value per share at date of grant	$73.28	$82.51
Average attainment rate reflected in expense	11.98%	34.33%

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

2013
Risk-free interest rate	0.40%
Dividend yield	2.06%
Expected life (years)	2.9
Volatility	30.36%
Fair value of performance award (1)	$70.92

(1)	Updated to reflect the modification of grants issued prior to 2014 in connection with the separation of Knowles.

Expected volatilities are based on historical volatilities of each of the defined peer companies. The interest rate is based on the U.S. Treasury yield curve in effect at the time of grant.

A summary of activity for performance share awards for the year ended December 31, 2015 is as follows:

	Number of Shares	Weighted-Average Grant-Date Fair Value
Unvested at January 1, 2015	101,723	$77.33
Granted	61,611	73.28
Forfeited	(4,690)	75.49
Vested (1)	(42,584)	70.92
Unvested at December 31, 2015	116,060	$77.61

(1)
Under the terms of the performance share award, the actual number of shares awarded can range from zero to 200% of the original target grant depending on Dover's three-year performance relative to the peer group for the relevant performance period. The awards that vested in 2015, as shown above, will result in 73.0% of payout of Dover common shares as a result of the three-year performance from 2013 - 2015 relative to its peer group.

Unrecognized compensation expense related to unvested performance shares as of December 31, 2015 was $924, which will be recognized over a weighted average period of 1.4 years.

Restricted Stock Awards

The Company also has restricted stock authorized for grant (as part of the 2005 and 2012 Plans). Under these Plans common stock of the Company may be granted at no cost to certain officers and key employees. In general, restrictions limit the sale or transfer of these shares during a two or three year period, and restrictions lapse proportionately over the two or three year period.  The Company granted 145,545 and 131,719 of restricted stock awards in 2015 and 2014, respectively. No restricted stock awards were issued in 2013.

A summary of activity for restricted stock awards for the year ended December 31, 2015 is as follows:

	Number of Shares	Weighted-Average Grant-Date Fair Value
Unvested at January 1, 2015	166,000	$76.00
Granted	145,545	73.28
Forfeited	(17,597)	77.67
Vested	(39,376)	82.15
Unvested at December 31, 2015	254,572	$75.07

Unrecognized compensation expense relating to unvested restricted stock as of December 31, 2015 was $7,722, which will be recognized over a weighted average period of 1.3 years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)

Directors' Shares

The Company issued the following shares to its non-employee directors under the 2012 Plan as partial compensation for serving as directors of the Company:

	Years ended December 31,
	2015	2014	2013
Aggregate shares granted	21,205	17,331	14,271
Shares deferred	(11,196)	(8,904)	(6,929)
Shares withheld to satisfy tax obligations	—	(210)	(354)
Net shares issued	10,009	8,217	6,988

13. Commitments and Contingent Liabilities

Lease Commitments

The Company leases certain facilities and equipment under operating leases, many of which contain renewal options. Total rental expense, net of insignificant sublease rental income, for all operating leases was $84,801, $87,149, and $76,541 for the years ended December 31, 2015, 2014, and 2013, respectively. Contingent rentals under the operating leases were not significant.

The aggregate future minimum lease payments for operating and capital leases as of December 31, 2015 are as follows:

	Operating	Capital
2016	$62,892	$2,830
2017	53,364	1,222
2018	43,888	436
2019	29,438	240
2020	21,386	182
2021 and thereafter	50,410	243
	$261,378	$5,153

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

Litigation

A few of the Company’s subsidiaries are involved in legal proceedings relating to the cleanup of waste disposal sites identified under federal and state statutes which provide for the allocation of such costs among “potentially responsible parties.” In each instance, the extent of the Company’s liability appears to be very small in relation to the total projected expenditures and the number of other “potentially responsible parties” involved and is anticipated to be immaterial to the Company. In addition, a few of the Company’s subsidiaries are involved in ongoing remedial activities at certain current and former plant sites, in cooperation with regulatory agencies, and appropriate reserves have been established. At December 31, 2015 and 2014, the Company has reserves totaling $30,595 and $32,890, respectively, for environmental and other matters, including private party claims for exposure to hazardous substances, that are probable and estimable.

The Company and certain of its subsidiaries are also parties to a number of other legal proceedings incidental to their businesses. These proceedings primarily involve claims by private parties alleging injury arising out of use of the Company’s products, exposure to hazardous substances, patent infringement, employment matters, and commercial disputes. Management and legal counsel, at least quarterly, review the probable outcome of such proceedings, the costs and expenses reasonably expected to be incurred and currently accrued to-date, and the availability and extent of insurance coverage. The Company has reserves for

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)

legal matters that are probable and estimable and not otherwise covered by insurance, and at December 31, 2015 and 2014, these reserves are not significant. While it is not possible at this time to predict the outcome of these legal actions, in the opinion of management, based on the aforementioned reviews, the Company is not currently involved in any legal proceedings which, individually or in the aggregate, could have a material affect on its financial position, results of operations, or cash flows.

14. Employee Benefit Plans

The Company offers defined contribution retirement plans which cover the majority of its U.S. employees, as well as employees in certain other countries. The Company’s expense relating to defined contribution plans was $32,281, $34,263, and $25,645 for the years ended December 31, 2015, 2014, and 2013, respectively.

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

In connection with the separation of Knowles in 2014, the Company offered one-time lump sum payments to Knowles employees that participated in Dover's qualified defined benefit pension plan. In 2014, the Company made total lump sum payments to participants in this plan of $49,338. Based on the total of the lump sum payments made to both Knowles and other participants in the plan during the year, the Company recorded a settlement charge of $10,279 in 2014.

The Company also maintains post retirement benefit plans which cover approximately 1,163 participants, approximately 1,141 of whom are eligible for medical benefits.  These plans are closed to new entrants. The supplemental and post retirement benefit plans are supported by the general assets of the Company.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)

Obligations and Funded Status

The following tables summarize the balance sheet impact, including the benefit obligations, assets, and funded status associated with the Company's significant defined benefit and other postretirement plans at December 31, 2015 and 2014.

	Qualified Defined Benefits				Non-Qualified Supplemental Benefits		Post-Retirement Benefits
	U.S. Plan		Non-U.S. Plans
	2015	2014	2015	2014	2015	2014	2015	2014
Change in benefit obligation:
Benefit obligation at beginning of year	$575,576	$519,552	$265,023	$299,284	$137,999	$133,056	$13,943	$14,136
Benefits earned during the year	15,661	13,801	6,613	6,027	3,739	3,320	163	249
Interest cost	23,163	25,204	5,885	8,222	5,063	6,148	512	627
Plan participants' contributions	—	—	1,555	1,732	—	—	417	476
Benefits paid	(51,126)	(17,957)	(8,399)	(5,452)	(12,845)	(13,939)	(1,148)	(1,222)
Actuarial (gain) loss	(33,199)	84,314	(5,018)	40,962	(8,645)	11,088	(785)	(556)
Business dispositions	—	—	(106)	(60,164)	—	(3,137)	—	—
Amendments	—	—	(5,063)	—	—	1,463	(1,049)	—
Settlements and curtailments	(2,942)	(49,338)	(2,753)	(390)	—	—	(1,168)	—
Currency translation and other	534	—	(11,751)	(25,198)	—	—	—	233
Benefit obligation at end of year	527,667	575,576	245,986	265,023	125,311	137,999	10,885	13,943
Change in plan assets:
Fair value of plan assets at beginning of year	601,376	595,143	163,510	203,681	—	—	—	—
Actual return on plan assets	2,567	73,528	2,369	14,868	—	—	—	—
Company contributions	—	—	8,366	9,547	12,845	13,939	731	746
Plan participants' contributions	—	—	1,555	1,732	—	—	417	476
Benefits paid	(51,126)	(17,957)	(8,399)	(5,452)	(12,845)	(13,939)	(1,148)	(1,222)
Business dispositions	—	—	—	(46,334)	—	—	—	—
Settlements and curtailments	—	(49,338)	(2,753)	(390)	—	—	—	—
Currency translation	—	—	(5,212)	(14,142)	—	—	—	—
Fair value of plan assets at end of year	552,817	601,376	159,436	163,510	—	—	—	—
Funded status	$25,150	$25,800	$(86,550)	$(101,513)	$(125,311)	$(137,999)	$(10,885)	$(13,943)

Amounts recognized in the balance sheets consist of:
Assets and Liabilities:
Other assets and deferred charges	$25,150	$25,800	$2,064	$152	$—	$—	$—	$—
Accrued compensation and employee benefits	—	—	(1,433)	(1,575)	(27,361)	(21,978)	(921)	(926)
Other liabilities (deferred compensation)	—	—	(87,181)	(100,090)	(97,950)	(116,021)	(9,964)	(13,017)
Total Assets and Liabilities	$25,150	$25,800	$(86,550)	$(101,513)	$(125,311)	$(137,999)	$(10,885)	$(13,943)

Accumulated Other Comprehensive Loss (Earnings):
Net actuarial losses (gains)	$110,163	$119,919	$59,953	$61,813	$(9,678)	$(746)	$(1,347)	$192
Prior service cost (credit)	2,215	3,388	(4,095)	1,058	24,454	31,381	(999)	(615)
Net asset at transition, other	—	—	(52)	(48)	—	—	—	—
Deferred taxes	(39,333)	(43,158)	(13,569)	(15,312)	(5,173)	(10,725)	762	90
Total Accumulated Other Comprehensive Loss (Earnings), net of tax	73,045	80,149	42,237	47,511	9,603	19,910	(1,584)	(333)
Net amount recognized at December 31,	$98,195	$105,949	$(44,313)	$(54,002)	$(115,708)	$(118,089)	$(12,469)	$(14,276)

Accumulated benefit obligations	$498,899	$537,393	$232,924	$246,814	$114,817	$123,229

The Company’s net unfunded status at December 31, 2015 and 2014 includes net liabilities of $86,550 and $101,513, respectively, relating to the Company’s significant international plans, some in locations where it is not economically advantageous to pre-fund the plans due to local regulations. The majority of the international obligations relate to defined pension plans operated by the Company’s businesses in Germany, the United Kingdom, and Switzerland.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)

The accumulated benefit obligation for all defined benefit pension plans was $846,640 and $907,436 at December 31, 2015 and 2014, respectively.   Pension plans with accumulated benefit obligations in excess of plan assets consist of the following at December 31, 2015 and 2014:

	2015	2014
Projected benefit obligation (PBO)	$333,994	$372,931
Accumulated benefit obligation (ABO)	311,300	342,158
Fair value of plan assets	120,069	133,930

Net Periodic Benefit Cost

Components of the net periodic benefit cost were as follows:

Defined Benefit Plans

	Qualified Defined Benefits						Non-Qualified Supplemental Benefits
	U.S. Plan			Non-U.S. Plans (1)
	2015	2014	2013	2015	2014	2013	2015	2014	2013
Service cost	$15,661	$13,801	$17,123	$6,613	$6,027	$6,043	$3,739	$3,320	$5,634
Interest cost	23,163	25,204	24,801	5,885	8,222	9,081	5,063	6,148	6,741
Expected return on plan assets	(41,571)	(41,594)	(40,194)	(7,990)	(8,498)	(9,608)	—	—	—
Amortization of:
Prior service cost	897	1,083	1,026	89	107	114	6,927	7,775	8,110
Recognized actuarial loss (gain)	12,620	8,289	17,654	2,647	903	1,492	286	(428)	(16)
Transition obligation	—	—	—	4	4	(14)	—	—	—
Settlement & curtailment loss (gain) (2)	810	10,279	187	(184)	(45)	697	—	—	(4,411)
Other	—	—	501	—	6	5	—	—	13
Total net periodic benefit cost	$11,580	$17,062	$21,098	$7,064	$6,726	$7,810	$16,015	$16,815	$16,071

(1)
Net periodic benefit cost for non-U.S. plans includes $55, and $1,220 of expense for the years ended December 31, 2014 and 2013, respectively, relating to plans sponsored by Knowles that were distributed as part of the separation on February 28, 2014.

(2)
One-time charges of $810 reflected in U.S. Plan pension expense for 2015 represents curtailments, special termination benefits, and settlements for certain businesses sold during the year; therefore, this amount has been reflected in the results of discontinued operations. $6,675 of the 2014 settlement loss on the U.S. Plan is attributable to Knowles participants in the Dover Defined Benefit Plan and has therefore, been reflected in the results of discontinued operations. The remaining $3,604 of this settlement loss has been reflected in the results of continuing operations. The curtailment gain of $4,411 was recognized in continuing operations in 2013 in connection with the freeze of the non-qualified supplemental benefit plan.

Post-Retirement Benefits

	2015	2014	2013
Service cost	$163	$249	$234
Interest cost	512	627	523
Amortization of:
Prior service credit	(372)	(409)	(416)
Recognized actuarial (gain) loss	(30)	54	134
Other (3)	(679)	233	77
Total net periodic (benefit) cost	$(406)	$754	$552

(3)	One-time benefit of $679 relates to the shutdown of certain plant locations, as well as changes to future benefits for certain retirees.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)

Amounts expected to be amortized from Accumulated Other Comprehensive Earnings (Loss) into net periodic benefit cost during 2016 are as follows:

	Qualified Defined Benefits		Non-Qualified Supplemental Benefits	Post-Retirement Benefits
	U.S. Plan	Non-U.S. Plans
Amortization of:
Prior service cost (credit)	$733	$(400)	$6,266	$(143)
Recognized actuarial loss (gain)	6,437	2,673	(560)	(236)
Transition obligation	—	4	—	—
Total	$7,170	$2,277	$5,706	$(379)

Assumptions

The Company determines actuarial assumptions on an annual basis.

The weighted-average assumptions used in determining the benefit obligations were as follows:

	Qualified Defined Benefits				Non-Qualified Supplemental Benefits		Post-Retirement Benefits
	U.S. Plan		Non-U.S. Plans
	2015	2014	2015	2014	2015	2014	2015	2014
Discount rate	4.40%	4.05%	2.32%	2.31%	3.90%	3.96%	4.00%	3.75%
Average wage increase	4.00%	4.00%	2.25%	2.50%	4.50%	4.50%	na	na
Ultimate medical trend rate	na	na	na	na	na	na	5.00%	5.00%

The weighted average assumptions used in determining the net periodic cost were as follows:

	Qualified Defined Benefits						Non- Qualified Supplemental Benefits			Post-Retirement Benefits
	U.S. Plan			Non-U.S. Plans
	2015	2014	2013	2015	2014	2013	2015	2014	2013	2015	2014	2013
Discount rate	4.05%	4.90%	4.05%	2.31%	3.53%	3.31%	3.96%	4.77%	4.02%	3.75%	4.45%	3.65%
Average wage increase	4.00%	4.00%	4.00%	2.50%	2.86%	2.74%	4.50%	4.50%	4.50%	na	na	na
Expected return on plan assets	7.75%	7.75%	7.75%	4.85%	5.35%	5.32%	na	na	na	na	na	na

The Company’s discount rate assumption is determined by developing a yield curve based on high quality corporate bonds with maturities matching the plans’ expected benefit payment streams. The plans’ expected cash flows are then discounted by the resulting year-by-year spot rates.

For post-retirement benefit measurement purposes, an 8.0% annual rate of increase in the per capita cost of covered benefits (i.e., health care cost trend rates) was assumed for 2016. The rate was assumed to decrease gradually to 5.0% by the year 2027 and remain at that level thereafter. The health care cost trend rate assumption can have an effect on the amounts reported. For example, increasing (decreasing) the assumed health care cost trend rates by one percentage point in each year would increase (decrease) the accumulated post-retirement benefit obligation as of December 31, 2015 by $192 and $(175), respectively, and would have a negligible impact on the net post-retirement benefit cost for 2015.

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

The Company’s actual and target weighted-average asset allocation for our U.S. Corporate Pension Plan was as follows:

	2015	2014	Current Target
Equity securities	57%	55%	58%
Fixed income	33%	36%	35%
Real estate and other	10%	9%	7%
Total	100%	100%	100%

While the non-U.S. investment policies are different for each country, the long-term objectives are generally the same as for the U.S. pension assets. The Company's non-U.S. plans were expected to achieve rates of return on invested assets of 4.85% in 2015, 5.35% in 2014, and 5.32% in 2013.

The fair values of both U.S. and non-U.S. pension plan assets by asset category within the fair value hierarchy (as defined in Note 10 Financial Instruments) are as follows at December 31, 2015 and 2014:

	U.S. Plan
	December 31, 2015			December 31, 2014
	Level 1	Level 2	Total Fair Value	Level 1	Level 2	Total Fair Value
Asset category:
Common stocks:
U.S. companies	$150,821	$—	$150,821	$164,006	$—	$164,006
Non-U.S. companies	6,975	—	6,975	3,874	—	3,874
Fixed income investments:
Corporate bonds	—	55,509	55,509	—	63,878	63,878
Private placements	—	4,455	4,455	—	6,865	6,865
Government securities	47,426	74,953	122,379	48,370	98,998	147,368
Common stock funds:
Mutual funds	39,159	—	39,159	44,610	—	44,610
Collective trusts	—	118,299	118,299	—	119,312	119,312
Real estate funds	—	42,391	42,391	—	37,145	37,145
Cash and equivalents	12,829	—	12,829	14,318	—	14,318
	$257,210	$295,607	$552,817	$275,178	$326,198	$601,376

The Company had no level 3 U.S. Plan assets at December 31, 2015 and 2014.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)

	Non-U.S. Plans
	December 31, 2015				December 31, 2014
	Level 1	Level 2	Level 3	Total Fair Value	Level 1	Level 2	Level 3	Total Fair Value
Asset category:
Common stocks	$23,113	$—	$—	$23,113	$40,960	$—	$—	$40,960
Fixed income investments	—	48,523	—	48,523	—	59,791	—	59,791
Common stock funds	—	45,058	—	45,058	—	43,821	—	43,821
Collective funds	—	23,978	—	23,978	—	—	—	—
Real estate funds	—	—	8,904	8,904	—	—	9,976	9,976
Cash and equivalents	829	—	—	829	1,531	—	—	1,531
Other	—	9,031	—	9,031	—	7,431	—	7,431
	$23,942	$126,590	$8,904	$159,436	$42,491	$111,043	$9,976	$163,510

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

The fair value measurement of plan assets using significant unobservable inputs (Level 3) changed during 2014 and 2015 due to the following:

Real estate funds
Balance at December 31, 2013	$14,937
Actual return on plan assets:
Relating to assets still held at December 31, 2014	(4,527)
Business dispositions	(362)
Sales	(72)
Balance at December 31, 2014	9,976
Actual return on plan assets:
Relating to assets still held at December 31, 2015	116
Purchases	5,629
Sales	(6,817)
Balance at December 31, 2015	$8,904

 There were no significant transfers between Level 1 and Level 2 investments during 2015 or 2014.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)

Future Estimates

Benefit Payments

Estimated future benefit payments to retirees, which reflect expected future service, are as follows:

	Qualified Defined Benefits		Non-Qualified Supplemental Benefits	Post-Retirement Benefits
	U.S. Plan	Non-U.S. Plans
2016	$33,053	$6,392	$27,949	$939
2017	34,776	6,546	12,358	915
2018	37,162	6,836	11,656	891
2019	37,574	6,959	13,596	852
2020	40,574	7,176	11,728	829
2021 - 2025	206,540	42,376	66,083	3,708

Contributions

In 2016, the Company expects to contribute approximately $6.3 million to its non-U.S. plans and currently does not expect to contribute to its U.S. plans. In 2016, the Company expects to fund benefit payments of approximately $27.9 million to plan participants of its unfunded, non-qualified, supplemental benefit plans.

Multiemployer Pension Plans

The Company, through its subsidiaries, participates in a few multiemployer pension plans covering approximately 100 employees working under U.S. collective bargaining agreements. None of these plans are considered individually significant to the Company.  Contributions to multiemployer plans totaled less than $2.0 million in each of the last three years.

15. Other Comprehensive Earnings

The amounts recognized in other comprehensive earnings were as follows:

Year Ended December 31, 2015	Pre-tax	Tax	Net of tax
Foreign currency translation adjustments	$(108,748)	$(11,646)	$(120,394)
Pension and other postretirement benefit plans	35,727	(11,791)	23,936
Changes in fair value of cash flow hedges	(671)	235	(436)
Other	1,423	(171)	1,252
Total other comprehensive loss	$(72,269)	$(23,373)	$(95,642)

Year Ended December 31, 2014	Pre-tax	Tax	Net of tax
Foreign currency translation adjustments	$(131,420)	$(19,523)	$(150,943)
Pension and other postretirement benefit plans	(70,705)	20,994	(49,711)
Changes in fair value of cash flow hedges	(375)	131	(244)
Other	1,067	(128)	939
Total other comprehensive (loss) earnings	$(201,433)	$1,474	$(199,959)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)

Year Ended December 31, 2013	Pre-tax	Tax	Net of tax
Foreign currency translation adjustments	$2,242	$2,494	$4,736
Pension and other postretirement benefit plans	182,092	(63,585)	118,507
Changes in fair value of cash flow hedges	(75)	26	(49)
Other	(642)	77	(565)
Total other comprehensive (loss) earnings	$183,617	$(60,988)	$122,629

The components of accumulated other comprehensive earnings (loss) are as follows:

	December 31, 2015	December 31, 2014
Cumulative foreign currency translation adjustments	$(135,278)	$(14,884)
Pension and other postretirement benefit plans	(123,301)	(147,237)
Changes in fair value of cash flow hedges	4,006	3,190
	$(254,573)	$(158,931)

Total comprehensive earnings were as follows:

	Years Ended December 31,
	2015	2014	2013
Net earnings	$869,829	$775,235	$1,003,129
Other comprehensive (loss) earnings	(95,642)	(199,959)	122,629
Comprehensive earnings	$774,187	$575,276	$1,125,758

Amounts reclassified from accumulated other comprehensive earnings (loss) to earnings (loss) during the year ended December 31, 2015, 2014 and 2013 were as follows:

	Years Ended December 31,
	2015	2014	2013
Pension & postretirement benefit plans:
Amortization of actuarial losses	$15,527	$8,822	$19,250
Amortization of prior service costs	7,541	8,556	8,834
Total before tax	23,068	17,378	28,084
Tax expense	(7,768)	(5,969)	(9,809)
Net of tax	$15,300	$11,409	$18,275

Cash flow hedges:
Net gains reclassified into earnings	$(166)	$(164)	$(130)
Tax benefit	58	57	46
Net of tax	$(108)	$(107)	$(84)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)

16. Segment Information

The Company's businesses are aligned around its key end markets to better focus on growth strategies and provide increased opportunities to leverage Dover's scale and capitalize on productivity initiatives. Operating segments are defined as the components of an enterprise with separate financial information available which is regularly evaluated by the entity's chief operating decision maker, or decision-making group, in making resource allocation decisions. Based on this guidance, the Company has four operating segments which are also its reportable segments as follows:

•
The Energy segment, serving the Drilling & Production, Bearings & Compression, and Automation end markets, is a provider of customer-driven solutions and services for safe and efficient production and processing of fuels worldwide and has a strong presence in the bearings and compression components and automation markets.

•
The Engineered Systems segment is comprised of two platforms, Printing & Identification and Industrials, and is focused on the design, manufacture and service of critical equipment and components serving the fast-moving consumer goods, digital textile printing, vehicle service, environmental solutions and industrials end markets.

•
The Fluids segment, serving the Fluid Transfer and Pumps end markets, is focused on the safe handling of critical fluids across the retail fueling, chemical, hygienic, oil and gas and industrial end markets.

•	The Refrigeration & Food Equipment segment is a provider of innovative and energy efficient equipment and systems serving the commercial refrigeration and food service end markets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)

Segment financial information and a reconciliation of segment results to consolidated results follows:

	Years Ended December 31,
	2015	2014	2013
Revenue:
Energy	$1,483,680	$2,017,239	$1,853,853
Engineered Systems	2,342,913	2,385,965	2,177,970
Fluids	1,399,273	1,430,566	1,236,838
Refrigeration & Food Equipment	1,731,430	1,921,189	1,887,840
Intra-segment eliminations	(985)	(2,231)	(1,405)
Total consolidated revenue	$6,956,311	$7,752,728	$7,155,096

Earnings from continuing operations:
Segment earnings:
Energy	$173,190	$461,815	$459,649
Engineered Systems	376,961	386,998	347,497
Fluids	262,117	251,639	224,523
Refrigeration & Food Equipment	221,299	238,734	267,307
Total segments	1,033,567	1,339,186	1,298,976
Corporate expense / other (1)	105,700	117,800	132,336
Net interest expense	127,257	127,179	120,654
Earnings before provision for income taxes and discontinued operations	800,610	1,094,207	1,045,986
Provision for taxes	204,729	316,067	248,459
Earnings from continuing operations	$595,881	$778,140	$797,527

Operating margins:
Energy	11.7%	22.9%	24.8%
Engineered Systems	16.1%	16.2%	16.0%
Fluids	18.7%	17.6%	18.2%
Refrigeration & Food Equipment	12.8%	12.4%	14.2%
Total Segments	14.9%	17.3%	18.2%
Earnings from continuing operations	8.6%	10.0%	11.1%

Depreciation and amortization:
Energy	$141,779	$111,956	$99,075
Engineered Systems	59,914	61,946	59,058
Fluids	56,078	60,903	48,812
Refrigeration & Food Equipment	66,074	68,701	67,228
Corporate	3,244	3,682	3,860
Consolidated total	$327,089	$307,188	$278,033

Capital expenditures:
Energy	$33,692	$66,998	$60,756
Engineered Systems	37,109	29,749	29,145
Fluids	45,605	34,319	21,868
Refrigeration & Food Equipment	33,511	33,510	27,173
Corporate	4,334	1,457	2,752
Consolidated total	$154,251	$166,033	$141,694

(1)
Certain expenses are maintained at the corporate level and not allocated to the segments. These expenses include executive and functional compensation costs, non-service pension costs, non-operating insurance expenses, and various administrative expenses relating to the corporate headquarters.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)

Selected financial information by market segment (continued):

Total assets at December 31:	2015	2014
Energy	$2,369,600	$2,640,731
Engineered Systems	2,741,594	2,346,148
Fluids	1,529,333	1,421,717
Refrigeration & Food Equipment	1,482,315	1,478,433
Corporate (2)	496,921	816,091
Total assets - continuing operations	8,619,763	8,703,120
Assets from discontinued operations	—	327,171
Consolidated total	$8,619,763	$9,030,291

(2)
Corporate assets are principally cash and cash equivalents. Also included in corporate assets is an asset of $25,150 and $25,800 in 2015 and 2014, respectively, that represents the overfunded plan status of the U.S. defined benefit plan. Refer to Note 14 Employee Benefit Plans for additional information.

	Revenue			Long-Lived Assets
	Years Ended December 31,			At December 31,
	2015	2014	2013	2015	2014
United States	$4,270,061	$4,617,813	$4,202,434	$622,892	$599,688
Europe	1,059,413	1,251,625	1,112,279	150,950	136,599
Other Americas	637,533	794,966	803,741	32,137	39,971
Asia	626,761	686,511	607,873	38,826	42,775
Other	362,543	401,813	428,769	9,464	18,036
Consolidated total	$6,956,311	$7,752,728	$7,155,096	$854,269	$837,069

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)

17. Earnings per Share

The following table sets forth a reconciliation of the information used in computing basic and diluted earnings per share:

	Years Ended December 31,
	2015	2014	2013
Earnings from continuing operations	$595,881	$778,140	$797,527
Earnings (loss) from discontinued operations, net	273,948	(2,905)	205,602
Net earnings	$869,829	$775,235	$1,003,129

Basic earnings per common share:
Earnings from continuing operations	$3.78	$4.67	$4.66
Earnings (loss) from discontinued operations, net	$1.74	$(0.02)	$1.20
Net earnings	$5.52	$4.65	$5.86

Weighted average shares outstanding	157,619,000	166,692,000	171,271,000

Diluted earnings per common share:
Earnings from continuing operations	$3.74	$4.61	$4.60
Earnings (loss) from discontinued operations, net	$1.72	$(0.02)	$1.18
Net earnings	$5.46	$4.59	$5.78

Weighted average shares outstanding	159,172,000	168,842,000	173,547,000

The following table is a reconciliation of the share amounts used in computing earnings per share:

	Years Ended December 31,
	2015	2014	2013
Weighted average shares outstanding - Basic	157,619,000	166,692,000	171,271,000
Dilutive effect of assumed exercise of employee stock options and SARs and vesting of performance shares and restricted shares	1,553,000	2,150,000	2,276,000
Weighted average shares outstanding - Diluted	159,172,000	168,842,000	173,547,000

Diluted per share amounts are computed using the weighted-average number of common shares and, if dilutive, potential common shares outstanding during the period.  Potential common shares consist of the incremental common shares issuable upon the exercise of stock options and SARs, and vesting of performance shares and restricted shares, as determined using the treasury stock method.  For the years ended December 31, 2015 and 2014 the weighted average number of anti-dilutive potential common shares excluded from the calculation above totaled 25,313 and 38,789, respectively. There were no anti-dilutive potential common shares excluded from the above calculation for the year ended December 31, 2013.

18. Stockholders' Equity

The Company has the authority to issue up to 100,000 shares of $100 par preferred stock and up to 500,000,000 shares of $1.00 par common stock. None of the preferred stock has been issued. As of December 31, 2015 and 2014, 256,112,943 and 255,892,502 shares of common stock were issued, and the Company had 101,109,186 and 92,880,644 treasury shares, held at cost, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)

Share Repurchases

Share repurchases were as follows:

	Years Ended December 31,
	2015	2014	2013
Shares repurchased in the open market	8,228,542	7,467,228	6,005,880
Shares repurchased from holders of employee stock options	—	—	5,951
Total shares repurchased	8,228,542	7,467,228	6,011,831
Average price paid per share	$72.94	$80.50	$76.16

In January 2015, the Board of Directors approved a new standing share repurchase authorization, whereby the Company may repurchase up to 15,000,000 shares of its common stock over the following three years. This plan replaced all previously authorized repurchase programs. During the year ended December 31, 2015, the Company purchased 8,228,542 shares of its common stock under this authorization at a total cost of $600,164, or $72.94 per share. As of December 31, 2015, the number of shares still available for repurchase under the January 2015 share repurchase authorization was 6,771,458.

In May 2012, the Board of Directors renewed its standing authorization of the Company's share repurchase program, on terms consistent with its prior five-year authorization which expired at that time. This renewal authorized the repurchase of up to 10,000,000 shares of the Company's common stock during the five-year period ending May 2017. The Company repurchased 3,870,248 shares under this authorization during 2014 at a total cost of $308,512, or $79.71 per share.

In November 2012, the Board of Directors approved a $1.0 billion share repurchase program authorizing repurchases of the Company's common shares over the following 12 to 18 months. The Company repurchased 6,005,880 shares under this program during 2013 for a total cost of $457,408. In addition, in 2013 the Company repurchased 5,951 shares from employees for a total cost of $463. In 2014, the Company completed this share repurchase program through an accelerated share repurchase transaction, whereby Dover paid $292,565 on March 10, 2014 to receive a variable number of shares on incremental dates through March 31, 2014. The Company repurchased 3,596,980 shares under this transaction for an average share price of $81.06.

Treasury shares increased to 101,109,186 at December 31, 2015 from a balance of 92,880,644 at December 31, 2014.

19. Quarterly Data (Unaudited)

			Continuing Operations			Net Earnings
Quarter	Revenue	Gross Profit	Earnings	Per Share - Basic	Per Share - Diluted	Net Earnings	Per Share - Basic	Per Share - Diluted
2015
First	$1,715,501	$627,159	$117,190	$0.72	$0.72	$209,510	$1.30	$1.28
Second	1,758,628	654,568	155,634	0.98	0.97	332,396	2.10	2.07
Third	1,787,582	672,608	186,483	1.20	1.19	186,098	1.20	1.19
Fourth	1,694,600	613,809	136,574	0.88	0.87	141,825	0.92	0.91
	$6,956,311	$2,568,144	$595,881	$3.78	$3.74	$869,829	$5.52	$5.46

2014
First	$1,802,570	$707,859	$170,041	$1.00	$0.99	$160,138	$0.94	$0.93
Second	1,962,636	768,100	210,581	1.26	1.25	213,959	1.29	1.27
Third	2,009,575	774,422	225,683	1.36	1.34	231,844	1.40	1.38
Fourth	1,977,947	723,868	171,835	1.04	1.03	169,294	1.03	1.02
	$7,752,728	$2,974,249	$778,140	$4.67	$4.61	$775,235	$4.65	$4.59

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)

20. Subsequent Events

Acquisitions

On January 7, 2016 we acquired the dispenser and system businesses of Tokheim Group S.A.S. ("Tokheim") for a purchase price of approximately €411.3 million, or $448.7 million. Of the total purchase price, €290.0 million, or approximately $316.4 million, was funded through incremental borrowings of commercial paper with the remainder funded through available cash on hand. Tokheim will be integrated within the Fluids segment, and will enable the segment to provide the most complete solutions available for retail fueling customers.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 31, 2015, 2014 and 2013
(In thousands)

Allowance for Doubtful Accounts	Balance at Beginning of Year	Charged to Cost and Expense (A)	Accounts Written Off	Other	Balance at End of Year
Year Ended December 31, 2015
Allowance for Doubtful Accounts	$18,894	5,946	(5,665)	(1,125)	$18,050
Year Ended December 31, 2014
Allowance for Doubtful Accounts	$17,203	4,730	(3,524)	485	$18,894
Year Ended December 31, 2013
Allowance for Doubtful Accounts	$17,005	5,869	(5,427)	(244)	$17,203
(A) Net of recoveries on previously reserved or written-off balances.

Deferred Tax Valuation Allowance	Balance at Beginning of Year	Additions	Reductions	Other	Balance at End of Year
Year Ended December 31, 2015
Deferred Tax Valuation Allowance	$141,252	30,113	—	—	$171,365
Year Ended December 31, 2014
Deferred Tax Valuation Allowance	$14,063	133,431	(6,242)	—	$141,252
Year Ended December 31, 2013
Deferred Tax Valuation Allowance	$17,275	—	(3,212)	—	$14,063

LIFO Reserve	Balance at Beginning of Year	Charged to Cost and Expense	Reductions	Other	Balance at End of Year
Year Ended December 31, 2015
LIFO Reserve	$50,769	221	(15,155)	—	$35,835
Year Ended December 31, 2014
LIFO Reserve	$50,705	4,166	(4,102)	—	$50,769
Year Ended December 31, 2013
LIFO Reserve	$53,374	—	(2,669)	—	$50,705

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act were effective as of December 31, 2015 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and (ii) accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Controls

During the fourth quarter of 2015, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION

In the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, the Company included disclosures pursuant to Section 13(r) of the Securities Exchange Act of 1934, as amended, under Item 5 “Other Information”.  Such disclosures are incorporated herein by reference.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information with respect to the directors and the board committees of the Company required to be included pursuant to this Item 10 will be included in the 2016 Proxy Statement that will be filed with the Securities and Exchange Commission pursuant to Rule 14a-6 under the Exchange Act in accordance with applicable SEC deadlines, and is incorporated in this Item 10 by reference.

As set forth below is a list of the members of our Board of Directors as of February 16, 2016.

Robert W. Cremin2,3
Retired President & Chief Executive Officer, Esterline Technologies Corporation

Jean-Pierre M. Ergas3
Managing Partner, Ergas Ventures, LLC

Peter T. Francis2
Managing Member, Mukilteo Investment Management Company

Kristiane C. Graham2,3
Private Investor

Michael F. Johnston2,3
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

Stephen M. Todd1
Former Global Vice Chairman, Assurance Professional Practice of Ernst & Young Global Limited

Stephen K. Wagner1,3
Former Senior Advisor, Center for Corporate Governance, Deloitte & Touche LLP

Keith E. Wandell1
Retired President and Chief Executive Officer, Harley-Davison, Inc.

Mary A. Winston1
Former Executive Vice President & Chief Financial Officer, Family Dollar Stores, Inc.

1 Members of Audit Committee
2 Members of Compensation Committee
3 Members of Governance & Nominating Committee

The information with respect to the executive officers of the Company required to be included pursuant to this Item 10 is included under the caption “Executive Officers of the Registrant” in Part I of this Form 10-K and is incorporated in this Item 10 by reference.

The information with respect to Section 16(a) reporting compliance required to be included in this Item 10 will be included in our 2016 Proxy Statement and is incorporated in this Item 10 by reference.

The Company has adopted a code of ethics that applies to its chief executive officer and senior financial officers. A copy of this code of ethics can be found on our website at www.dovercorporation.com. In the event of any amendment to, or waiver from, the code of ethics, we will publicly disclose the amendment or waiver by posting the information on our website.

ITEM 11. EXECUTIVE COMPENSATION

The information with respect to executive compensation and the compensation committee required to be included pursuant to this Item 11 will be included in our 2016 Proxy Statement and is incorporated in this Item 11 by reference.

ITEM 12. SECURITY OWNERSHIP BY CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The information regarding security ownership of certain beneficial owners and management that is required to be included pursuant to this Item 12 will be included in our 2016 Proxy Statement and is incorporated in this Item 12 by reference.

Equity Compensation Plans

The Equity Compensation Plan Table below presents information regarding our equity compensation plans at December 31, 2015:

	(a)	(b)	(c)
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (1)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (2)
Equity compensation plans approved by stockholders	8,223,809	$57.32	12,350,103
Equity compensation plans not approved by stockholders	—	—	—
Total	8,223,809	$57.32	12,350,103

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

As of December 31, 2015, equity securities have been authorized for issuance to employees and/or non-employee directors under the 2012 Plan and its predecessor plan, the 2005 Plan. Although the 2005 Plan has expired and no further awards may be granted under the Plan, there remain outstanding options , stock-settled appreciation rights, and performance share awards under the 2005 Plan, which are reflected in Column (a) of the table.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information with respect to any director independence, related party transaction policies, and any reportable transaction, business relationship, or indebtedness between the Company and the beneficial owners of more than 5% of the Common Stock, the directors or nominees for director of the Company, the executive officers of the Company, or the members of the immediate families of such individuals that are required to be included pursuant to this Item 13 is included in the 2016 Proxy Statement and is incorporated in this Item 13 by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information with respect to the Company’s relationship with its independent registered public accounting firm and fees paid thereto required to be included pursuant to this Item 14 is included in the 2016 Proxy Statement and is incorporated in this Item 14 by reference.

The information with respect to audit committee pre-approval policies and procedures required to be included pursuant to this Item 14 is included in the 2016 Proxy Statement and is incorporated in this Item 14 by reference.

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

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

DOVER CORPORATION

/s/ Robert A. Livingston
Robert A. Livingston
President and Chief Executive Officer
Date:	February 12, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated. Each of the undersigned, being a director or officer of Dover Corporation (the “Company”), hereby constitutes and appoints Robert A. Livingston, Brad M. Cerepak and Ivonne M. Cabrera, and each of them (with full power to each of them to act alone), his or her true and lawful attorney-in-fact and agent for him or her and in his or her name, place and stead in any and all capacities, to sign the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015 under the Securities Exchange Act of 1934, as amended, and any and all amendments thereto, and to file the same with all exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission and any other appropriate authority, granting unto such attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing required and necessary to be done in and about the premises in order to effectuate the same as fully to all intents and purposes as he or she might or could do if personally present, hereby ratifying and confirming all that such attorneys-in-fact and agents, or any of them, may lawfully do or cause to be done by virtue hereof.

Signature	Title	Date

/s/ Robert W. Cremin	Chairman, Board of Directors	February 12, 2016
Robert W. Cremin

/s/ Robert A. Livingston	Chief Executive Officer, President and Director (Principal Executive Officer)	February 12, 2016
Robert A. Livingston

/s/ Brad M. Cerepak	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 12, 2016
Brad M. Cerepak

/s/ Sandra A. Arkell	Vice President, Controller (Principal Accounting Officer)	February 12, 2016
Sandra A. Arkell

/s/ Jean-Pierre M. Ergas	Director	February 12, 2016
Jean-Pierre M. Ergas

/s/ Peter T. Francis	Director	February 12, 2016
Peter T. Francis

Signature	Title	Date

/s/ Kristiane C. Graham	Director	February 12, 2016
Kristiane C. Graham

/s/ Michael F. Johnston	Director	February 12, 2016
Michael F. Johnston

/s/ Richard K. Lochridge	Director	February 12, 2016
Richard K. Lochridge

/s/ Bernard G. Rethore	Director	February 12, 2016
Bernard G. Rethore

/s/ Michael B. Stubbs	Director	February 12, 2016
Michael B. Stubbs

/s/ Stephen M. Todd	Director	February 12, 2016
Stephen M. Todd

/s/ Stephen K. Wagner	Director	February 12, 2016
Stephen K. Wagner

/s/ Keith E. Wandell	Director	February 12, 2016
Keith E. Wandell

/s/ Mary A. Winston	Director	February 12, 2016
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

(3)(ii)
Amended and Restated By-Laws of the Company, effective as of February 11, 2016, filed as Exhibit 3(ii) to the Company’s Current Report on Form 8-K filed on February 11, 2016 (SEC File No. 001-04018), are incorporated by reference.

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

(4.7)
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

(4.10)
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

(4.13)
Form of Global Note representing the 2.125% Notes due 2020 (€300,000,000 aggregate principal amount) (included as Exhibit A to the Fourth Supplemental Indenture), filed as Exhibit 4.2 to the Company's Current Report on Form 8-K filed December 3, 2013 (SEC File No. 001-04018), is incorporated by reference.

(4.14)
Fifth Supplemental Indenture, dated as of November 3, 2015, between the Company and J.P. Morgan Trust Company National Association, as trustee, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on November 3, 2015 (SEC File No. 001-04018), is incorporated by reference.

(4.15)
Form of Global Note representing the 3.150% Notes due 2025 ($400,000,000 aggregate principal amount) (included as Exhibit A to the Fifth Supplemental Indenture), filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on November 3, 2015 (SEC File No. 001-04018), is incorporated by reference.

The Company agrees to furnish to the Securities and Exchange Commission upon request, a copy of any instrument with respect to long-term debt under which the total amount of securities authorized does not exceed 10 percent of the total consolidated assets of the Company.

(10.1)
Dover Corporation Senior Executive Change-in-Control Severance Plan, filed as Exhibit 10.18 to the Company's Annual Report on Form 10-K for the year ended December 31, 2010 (SEC File No. 001-04018), is incorporated by reference.*

(10.2)
Amendment No. 1 to the Dover Corporation Senior Executive Change-in-Control Severance Plan, filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2012 (SEC File No. 001-04018), is incorporated by reference.*

(10.3)
Dover Corporation Executive Officer Annual Incentive Plan, as amended and restated as of January 1, 2009, filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed May 13, 2009 (SEC File No. 001-04018), is incorporated by reference.*

(10.4)
Dover Corporation Deferred Compensation Plan, as amended and restated as of January 1, 2009, filed as Exhibit 10.6 to the Company's Annual Report on Form 10-K for the year ended December 31, 2008 (SEC File No. 001-04018), is incorporated by reference.*

(10.5)
First Amendment and Second Amendment to the Dover Corporation Deferred Compensation Plan, as amended and restated as of January 1, 2009, filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2013 (SEC File No. 001-04018), is incorporated by reference.*

(10.6)
Third Amendment, adopted on July 31, 2014 and effective as of January 1, 2014, to the Dover Corporation Deferred Compensation Plan, filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2014 (SEC File No. 001-04018), is incorporated by reference.*

(10.7)
Fourth Amendment, effective as of January 1, 2015, to the Dover Corporation Deferred Compensation Plan, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2015 (SEC File No. 001-04018), is incorporated by reference.*

(10.8)	Fifth Amendment, dated as of October 28, 2015, to the Dover Corporation Deferred Compensation Plan.* (1)
(10.9)
Amendment No. 1 to the Dover Corporation 1995 Incentive Stock Option Plan And 1995 Cash Performance Program (as amended effective May 4, 2006 with respect to any awards then outstanding), filed as Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2014 (SEC File No. 001-04018), is incorporated by reference.*

(10.10)
Dover Corporation 2005 Equity and Cash Incentive Plan, amended and restated as of January 1, 2009, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 13, 2009 (SEC File No. 001-04018), is incorporated by reference.*

(10.11)
Amendment No. 1 to the Dover Corporation 2005 Equity and Cash Incentive Plan (Amended and Restated as of January 1, 2009), filed as Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2014 (SEC File No. 001-04018), is incorporated by reference.*

(10.12)
Amendment No. 1 to the Dover Corporation 2012 Equity and Cash Incentive Plan, filed as Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 (SEC File No. 001-04018), is incorporated by reference.*

(10.13)
Form of award grant letter for SSAR grants made under the 2005 Equity and Cash Incentive Plan, filed as Exhibit 10.8 to the Company's Annual Report on Form 10-K for the period ended December 31, 2011(SEC File No. 001-04018), is incorporated by reference.*

(10.14)
Form of award grant letter for cash performance awards made under the 2005 Equity and Cash Incentive Plan, filed as Exhibit 10.9 to the Company's Annual Report on Form 10-K for the period ended December 31, 2011 (SEC File No. 001-04018), is incorporated by reference.*

(10.15)
Form of award grant letter for performance share awards made under the 2005 Equity and Cash Incentive Plan, filed as Exhibit 10.10 to the Company's Annual Report on Form 10-K for the period ended December 31, 2011(SEC File No. 001-04018), is incorporated by reference.*

(10.16)
Form of award grant letter for restricted stock awards made under the 2005 Equity and Cash Incentive Plan, filed as Exhibit 10.15 to the Company's Annual Report on Form 10-K for the period ended December 31, 2010 (SEC File No. 001-04018), is incorporated by reference.*

(10.17)
Dover Corporation Pension Replacement Plan (formerly the Supplemental Executive Retirement Plan), as amended and restated as of January 1, 2010, filed as Exhibit 10.11 to the Company's Annual Report on Form 10-K for the year ended December 31, 2009 (SEC File No. 001-04018), is incorporated by reference.*

(10.18)
First Amendment to the Dover Corporation Pension Replacement Plan, as amended and restated as of January 1, 2010, filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2013 (SEC File No. 001-04018), is incorporated by reference.*

(10.19)
Dover Corporation Executive Severance Plan, filed as Exhibit 10.17 to the Company's Annual Report on Form 10-K for the period ended December 31, 2010 (SEC File No. 001-04018), is incorporated by reference.*

(10.20)
Amendment No. 1 to the Executive Severance Plan, filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2012 (SEC File No. 001-04018), is incorporated by reference. *

(10.21)
Amendment No. 1 to the Executive Employee Supplemental Retirement Agreement with Robert A. Livingston, Jr., filed as Exhibit 99.1 to the Company's Current Report on Form 8-K filed March 3, 2010 (SEC  File No. 001-04018), is incorporated by reference.*

(10.22)
Dover Corporation 2012 Equity and Cash Incentive Plan, effective as of May 3, 2012, filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2012 (SEC File No. 001-04018), is incorporated by reference.*

(10.23)
Amendment No. 2, adopted and effective as of August 6, 2014, to the Dover Corporation 2012 Equity and Cash Incentive Plan, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2014 (SEC File No. 001-04018), is incorporated by reference.*

(10.24)
Form of award grant letter for SSAR grants made under the Dover Corporation 2012 Equity and Cash Incentive Plan, filed as Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 (SEC File No. 001-04018), is incorporated by reference.*

(10.25)
Form of award grant letter for SSAR grants made under the Dover Corporation 2012 Equity and Cash Incentive Plan, filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2014 (SEC File No. 001-04018), is incorporated by reference.*

(10.26)
Form of award grant letter for SSAR grants made under the Dover Corporation 2012 Equity and Cash Incentive Plan, filed as Exhibit 10.25 to the Company's Annual Report on Form 10-K for the period ended December 31, 2014 (SEC File No. 001-04018), is incorporated by reference.*

(10.27)
Form of award grant letter for cash performance awards made under the Dover Corporation 2012 Equity and Cash Incentive Plan, filed as Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 (SEC File No. 001-04018), is incorporated by reference.*

(10.28)
Form of award grant letter for cash performance awards made under the Dover Corporation 2012 Equity and Cash Incentive Plan, filed as Exhibit 10.27 to the Company's Annual Report on Form 10-K for the period ended December 31, 2014 (SEC File No. 001-04018), is incorporated by reference.*

(10.29)
Form of award grant letter for performance share awards made under the Dover Corporation 2012 Equity and Cash Incentive Plan, filed  as Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 (SEC File No. 001-04018), is incorporated by reference.*

(10.30)
Form of award grant letter for performance share awards made under the Dover Corporation 2012 Equity and Cash Incentive Plan, filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2014 (SEC File No. 001-04018), is incorporated by reference.*

(10.31)
Form of award grant letter for performance share awards made under the Dover Corporation 2012 Equity and Cash Incentive Plan, filed as Exhibit 10.30 to the Company's Annual Report on Form 10-K for the period ended December 31, 2014 (SEC File No. 001-04018), is incorporated by reference.*

(10.32)
Form of Restricted Stock Unit Award Letter under the Dover Corporation 2012 Equity and Cash Incentive Plan, filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2014 (SEC File No. 001-04018), is incorporated by reference.*

(10.33)
Form of Restricted Stock Unit Award Letter under the Dover Corporation 2012 Equity and Cash Incentive Plan, filed as Exhibit 10.32 to the Company's Annual Report on Form 10-K for the period ended December 31, 2014 (SEC File No. 001-04018), is incorporated by reference.*

(10.34)
Five-Year Credit Agreement, dated as of November 10, 2015, among the Company, the Borrowing Subsidiaries party thereto from time to time, the Lenders party thereto, and JPMorgan Chase Bank, N.A, as Administrative Agent. (1)

(10.35)
Employee Matters Agreement, dated February 28, 2014, by and between the Company and Knowles Corporation, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 3, 2014 (SEC File No. 001-04018), is incorporated by reference.

(10.36)
Tax Matters Agreement, dated February 28, 2014, by and between the Company and Knowles Corporation, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed March 3, 2014 (SEC File No. 001-04018), is incorporated by reference.

(21)	Subsidiaries of Dover. (1)
(23)	Consent of Independent Registered Public Accounting Firm. (1)
(24)	Power of Attorney (included in signature page). (1)

(31.1)	Certification pursuant to Rule 13a-14 of the Securities and Exchange Act of 1934, as amended, signed and dated by Brad M. Cerepak. (1)
(31.2)	Certification pursuant to Rule 13a-14 of the Securities and Exchange Act of 1934, as amended, signed and dated by Robert A. Livingston. (1)
(32)	Certification pursuant to 18 U.S.C. Section 1350, signed and dated by Robert A. Livingston and Brad M. Cerepak. (1)
(101)
The following materials from Dover Corporation's Annual Report on Form 10-K for the year ended December 31, 2015 formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Earnings, (ii) Consolidated Statements of Comprehensive Earnings (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Stockholders' Equity, (v) Consolidated Statement of Cash Flows, and (vi) Notes to the Consolidated Financial Statements.  (1)

*	Executive compensation plan or arrangement.
(1)	Filed herewith.