Form 10-Q
period 2016-03-31
DOVER Corp
filed 2016-04-21
CIK 29905

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

or

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

The number of shares outstanding of the Registrant’s common stock as of April 14, 2016 was 155,148,745.

Dover Corporation
Form 10-Q

Item 1. Financial Statements

DOVER CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(in thousands, except per share data)
(unaudited)

	Three Months Ended March 31,
	2016	2015
Revenue	$1,622,273	$1,715,501
Cost of goods and services	1,033,009	1,088,342
Gross profit	589,264	627,159
Selling and administrative expenses	443,448	434,634
Operating earnings	145,816	192,525
Interest expense, net	31,714	32,037
Other income, net	(13,522)	(4,187)
Earnings before provision for income taxes and discontinued operations	127,624	164,675
Provision for income taxes	28,268	47,485
Earnings from continuing operations	99,356	117,190
Earnings from discontinued operations, net	—	92,320
Net earnings	$99,356	$209,510

Earnings per share from continuing operations:
Basic	$0.64	$0.72
Diluted	$0.64	$0.72

Earnings per share from discontinued operations:
Basic	$—	$0.57
Diluted	$—	$0.57

Net earnings per share:
Basic	$0.64	$1.30
Diluted	$0.64	$1.28

Weighted average shares outstanding:
Basic	155,064	161,650
Diluted	156,161	163,323

Dividends paid per common share	$0.42	$0.40

See Notes to Condensed Consolidated Financial Statements

DOVER CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2016	2015

Net earnings	$99,356	$209,510

Other comprehensive earnings (loss), net of tax
Foreign currency translation adjustments:
Foreign currency translation gains (losses) during period	8,769	(83,829)
Reclassification of foreign currency translation gains to earnings upon sale of subsidiaries	—	(280)
Total foreign currency translation	8,769	(84,109)

Pension and other postretirement benefit plans:
Amortization of actuarial losses included in net periodic pension cost	1,409	2,598
Amortization of prior service costs included in net periodic pension cost	1,041	1,228
Total pension and other postretirement benefit plans	2,450	3,826

Changes in fair value of cash flow hedges:
Unrealized net (losses) gains arising during period	(49)	1,158
Net gains reclassified into earnings	(47)	(99)
Total cash flow hedges	(96)	1,059

Other	1,839	214

Other comprehensive earnings (loss)	12,962	(79,010)

Comprehensive earnings	$112,318	$130,500

See Notes to Condensed Consolidated Financial Statements.

DOVER CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)

	March 31, 2016	December 31, 2015
Current assets:
Cash and cash equivalents	$243,720	$362,185
Receivables, net of allowances of $20,445 and $18,050	1,167,313	1,120,490
Inventories, net	849,830	802,895
Prepaid and other current assets	84,893	133,440
Total current assets	2,345,756	2,419,010
Property, plant and equipment, net	858,984	854,269
Goodwill	4,034,620	3,737,389
Intangible assets, net	1,543,397	1,413,223
Other assets and deferred charges	198,138	182,185
Total assets	$8,980,895	$8,606,076

Current liabilities:
Notes payable and current maturities of long-term debt	$405,858	$151,122
Accounts payable	706,191	650,880
Accrued compensation and employee benefits	178,784	223,039
Accrued insurance	101,584	99,642
Other accrued expenses	247,033	235,971
Federal and other taxes on income	9,359	6,528
Total current liabilities	1,648,809	1,367,182
Long-term debt, net	2,610,642	2,603,655
Deferred income taxes	603,496	575,709
Other liabilities	419,815	414,955
Stockholders' equity:
Total stockholders' equity	3,698,133	3,644,575
Total liabilities and stockholders' equity	$8,980,895	$8,606,076

See Notes to Condensed Consolidated Financial Statements

DOVER CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)
(unaudited)

	Common Stock $1 Par Value	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Earnings (Loss)	Treasury Stock	Total Stockholders' Equity
Balance at December 31, 2015	$256,113	$928,409	$7,686,642	$(254,573)	$(4,972,016)	$3,644,575
Net earnings	—	—	99,356	—	—	99,356
Dividends paid	—	—	(65,340)	—	—	(65,340)
Common stock issued for the exercise of share-based awards	138	(4,971)	—	—	—	(4,833)
Tax benefit from the exercise of share-based awards	—	26	—	—	—	26
Share-based compensation expense	—	11,387	—	—	—	11,387
Other comprehensive earnings, net of tax	—	—	—	12,962	—	12,962
Balance at March 31, 2016	$256,251	$934,851	$7,720,658	$(241,611)	$(4,972,016)	$3,698,133

Preferred Stock: $100 par value per share; 100,000 shares authorized; no shares issued.

See Notes to Condensed Consolidated Financial Statements

DOVER CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2016	2015
Operating Activities of Continuing Operations
Net earnings	$99,356	$209,510

Adjustments to reconcile net earnings to cash from operating activities:
Earnings from discontinued operations, net	—	(92,320)
Depreciation and amortization	88,604	80,182
Share-based compensation	11,387	13,387
Gain on sale of business	(11,228)	—
Cash effect of changes in assets and liabilities:
Accounts receivable	20,103	27,737
Inventories	(29,478)	(18,861)
Prepaid expenses and other assets	(1,522)	(2,297)
Accounts payable	(14,299)	(18,876)
Accrued compensation and employee benefits	(65,887)	(98,493)
Accrued expenses and other liabilities	3,202	(14,198)
Accrued and deferred taxes, net	45,654	55,843
Other, net	(12,479)	(10,282)
Net cash provided by operating activities of continuing operations	133,413	131,332

Investing Activities of Continuing Operations
Additions to property, plant and equipment	(37,230)	(27,956)
Acquisitions (net of cash and cash equivalents acquired)	(436,058)	(6,500)
Proceeds from the sale of property, plant and equipment	619	6,041
Proceeds from the sale of businesses	47,300	185,000
Other	(488)	—
Net cash (used in) provided by investing activities of continuing operations	(425,857)	156,585

Financing Activities of Continuing Operations
Purchase of common stock	—	(200,055)
Proceeds from exercise of share-based awards, including tax benefits	2,181	2,786
Change in commercial paper and notes payable, net	247,099	(152,500)
Dividends paid to stockholders	(65,940)	(64,442)
Payments to settle employee tax obligations on exercise of share-based awards	(4,833)	(2,361)
Reduction of long-term debt	—	(31)
Net cash provided by (used in) financing activities of continuing operations	178,507	(416,603)

Cash Flows from Discontinued Operations
Net cash provided by operating activities of discontinued operations	—	2,717
Net cash provided by investing activities of discontinued operations	—	800
Net cash provided by discontinued operations	—	3,517

Effect of exchange rate changes on cash and cash equivalents	(4,528)	(17,926)

Net decrease in cash and cash equivalents	(118,465)	(143,095)
Cash and cash equivalents at beginning of period	362,185	681,581
Cash and cash equivalents at end of period	$243,720	$538,486

See Notes to Condensed Consolidated Financial Statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)

1. Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements, in accordance with Securities and Exchange Commission ("SEC") rules for interim periods, do not include all of the information and notes for complete financial statements as required by accounting principles generally accepted in the United States of America. As such, the accompanying unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Dover Corporation ("Dover" or the "Company") Annual Report on Form 10-K for the year ended December 31, 2015, which provides a more complete understanding of the Company’s accounting policies, financial position, operating results, business, properties, and other matters. The year end Condensed Consolidated Balance Sheet was derived from audited financial statements. Certain amounts in the prior year have been reclassified to conform to the current year presentation.

It is the opinion of management that these financial statements reflect all adjustments necessary for a fair statement of the interim results. The results of operations of any interim period are not necessarily indicative of the results of operations for the full year.

2. Acquisitions

On January 7, 2016, the Company acquired the dispenser and system businesses of Tokheim Group S.A.S. ("Tokheim") within the Fluids segment for net cash consideration of $436,058. The following presents the allocation of acquisition cost to the assets acquired and liabilities assumed, based on their estimated fair values:

Current assets, net of cash acquired	$96,436
Property, plant and equipment	24,319
Goodwill	281,903
Intangible assets	176,693
Other non-current assets	5,429
Current liabilities	(102,317)
Non-current liabilities	(46,405)
Net assets acquired	$436,058

The amounts assigned to goodwill and major intangible asset classifications for the 2016 acquisition are as follows:

	Amount allocated	Useful life (in years)
Goodwill - Non deductible	$281,903	na
Customer intangibles	93,227	10
Trademarks	23,691	10
Other intangibles	59,775	11
	$458,596

The goodwill identified by this acquisition reflects the benefits expected to be derived from product line expansion and operational synergies. Upon consummation of the acquisition, with the exception of a minor noncontrolling interest in the Tokheim China subsidiary, this business is now wholly-owned by Dover.

The Company has completed the preliminary purchase price allocation for the acquisition of Tokheim.  As additional information is obtained about these assets and liabilities within the measurement period (not to exceed one year from the date of acquisition), the Company will refine its estimates of fair value to allocate the purchase price more accurately. Purchase price allocation adjustments may arise through working capital adjustments, asset appraisals or to reflect additional facts and circumstances in existence as of the acquisition date. Identified measurement period adjustments will be recorded, including any related impacts to net earnings, in the reporting period in which the adjustments are determined and may be significant. See Note 6 Goodwill and Other Intangible Assets for purchase price adjustments.

The unaudited Condensed Consolidated Statements of Earnings include the results of this business from the date of acquisition.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)

Pro Forma Information

The following unaudited pro forma information illustrates the impact of both 2016 and 2015 acquisitions on the Company’s revenue and earnings from continuing operations for the three months ended March 31, 2016 and 2015. In 2015, the Company acquired four businesses in separate transactions for net cash consideration of $567,843.

The 2016 and 2015 pro forma information assumes that the 2016 and 2015 acquisitions had taken place at the beginning of the prior year. As such, the 2016 pro forma earnings exclude one-time adjustments made in 2016 for 2015 acquisitions. Pro forma earnings are also adjusted to reflect the comparable impact of additional depreciation and amortization expense (net of tax) resulting from the fair value measurement of tangible and intangible assets relating to 2016 and 2015 acquisitions.

	Three Months Ended March 31,
	2016	2015
Revenue from continuing operations:
As reported	$1,622,273	$1,715,501
Pro forma	1,628,406	1,836,711
Earnings from continuing operations:
As reported	$99,356	$117,190
Pro forma	107,613	122,404
Basic earnings per share from continuing operations:
As reported	$0.64	$0.72
Pro forma	0.69	0.76
Diluted earnings per share from continuing operations:
As reported	$0.64	$0.72
Pro forma	0.69	0.75

3. Disposed and Discontinued Operations

Management evaluates Dover's businesses periodically for their strategic fit within its operations and may from time to time sell or discontinue certain operations for various reasons.

Disposed Businesses

On February 17, 2016, the company completed the sale of Texas Hydraulics. This disposal did not represent a strategic shift in operations and, therefore, did not qualify for presentation as a discontinued operation. Upon disposal of the business the Company recognized total proceeds of $47,300, which resulted in a gain on sale of $11,228 included within Other income, net within the Condensed Consolidated Statements of Earnings.

Discontinued Operations

The results of discontinued operations for the three months ended March 31, 2015 reflect the net earnings of businesses held for sale, Datamax O'Neil and Sargent Aerospace, prior to their respective sale dates. On March 2, 2015, the Company completed the sale of Datamax O'Neil for total proceeds of $185,000, which resulted in a net gain on sale of $87,781.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)

Summarized results of the Company’s discontinued operations are as follows:

Three Months Ended March 31,
2015
Revenue	$64,495

Gain on sale, net of tax	87,354

Earnings from operations before taxes	8,980
Provision for income taxes	(4,014)
Earnings from operations, net of tax	4,966

Earnings from discontinued operations, net of tax	$92,320

The Company had no assets or liabilities classified as held for sale as of March 31, 2016 and December 31, 2015.

4. Inventories, net

	March 31, 2016	December 31, 2015
Raw materials	$347,674	$333,551
Work in progress	145,952	135,624
Finished goods	467,199	443,032
Subtotal	960,825	912,207
Less reserves	(110,995)	(109,312)
Total	$849,830	$802,895

5. Property, Plant and Equipment, net

	March 31, 2016	December 31, 2015
Land	$56,376	$55,567
Buildings and improvements	543,292	546,809
Machinery, equipment and other	1,764,139	1,772,031
Subtotal	2,363,807	2,374,407
Less accumulated depreciation	(1,504,823)	(1,520,138)
Total	$858,984	$854,269

Depreciation expense totaled $45,029 and $40,208 for the three months ended March 31, 2016 and 2015, respectively.

6. Goodwill and Other Intangible Assets

The following table provides the changes in carrying value of goodwill by segment for the three months ended March 31, 2016:

	Energy	Engineered Systems	Fluids	Refrigeration & Food Equipment	Total
Balance at December 31, 2015	$1,047,180	$1,473,864	$655,745	$560,600	$3,737,389
Acquisitions	—	—	281,903	—	281,903
Purchase price adjustments	—	363	4,781	580	5,724
Disposition of business	—	(9,615)	—	—	(9,615)
Foreign currency translation	1,580	6,916	9,968	755	19,219
Balance at March 31, 2016	$1,048,760	$1,471,528	$952,397	$561,935	$4,034,620

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)

As noted in Note 3 Disposed and Discontinued Operations, the Company completed the sale of its Texas Hydraulics business during the three months ended March 31, 2016. As a result of this sale, the Engineered Systems goodwill balance was reduced by $9,615.

During the three months ended March 31, 2016, the Company recorded adjustments totaling $5,724 to goodwill relating to the purchase price adjustments as a result of working capital adjustments and refinements of estimates to assets acquired and liabilities assumed for the 2015 acquisitions of Gemtron, JK Group, Gala Industries and Reduction Engineering Scheer.

In accordance with the applicable accounting standard, Dover performs its annual goodwill impairment testing in the fourth quarter of each year. In addition to the annual impairment test, the Company is required to regularly assess whether a triggering event has occurred which would require interim impairment testing. The Company has considered the economic environments in which its businesses operate, particularly within those reporting units exposed to the decline in oil and gas markets, and the long-term outlook for those businesses. The Company has determined that a triggering event has not occurred which would require impairment testing at this time.

The following table provides the gross carrying value and accumulated amortization for each major class of intangible asset:

	March 31, 2016		December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Trademarks	$172,554	$49,245	$150,926	$45,536
Patents	155,225	117,441	150,570	112,399
Customer Intangibles	1,663,762	628,709	1,567,048	595,635
Unpatented Technologies	133,362	55,971	137,919	56,495
Drawings & Manuals	34,701	16,757	34,232	15,760
Distributor Relationships	120,957	39,592	64,614	37,610
Other	23,390	18,497	23,923	18,168
Total	2,303,951	926,212	2,129,232	881,603
Unamortized intangible assets:
Trademarks	165,658		165,594
Total intangible assets, net	$1,543,397		$1,413,223

For the three months ended March 31, 2016 and 2015, amortization expense was $43,574 and $39,974, respectively.

7. Restructuring Activities

The following table details restructuring charges incurred by segment for the periods presented:

	Three Months Ended March 31,
	2016	2015
Energy	$6,416	$17,822
Engineered Systems	1,967	4,355
Fluids	5,226	2,097
Refrigeration & Food Equipment	21	(282)
Corporate	757	111
Total	$14,387	$24,103

These amounts are classified in the unaudited Condensed Consolidated Statements of Earnings as follows:

Cost of goods and services	$5,851	$7,454
Selling and administrative expenses	8,536	16,649
Total	$14,387	$24,103

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)

The restructuring expenses of $14,387 incurred in the three months ended March 31, 2016 related to restructuring programs initiated during 2016 and 2015. These programs are designed to better align the Company's costs and operations with current market conditions through targeted facility consolidations, headcount reductions and other measures to further optimize operations. The Company expects the programs currently underway to be substantially completed in the next twelve to eighteen months.

The $14,387 of restructuring charges incurred during the first quarter of 2016 primarily included the following items:

•
The Energy segment incurred restructuring charges of $6,416 related to various programs across the segment focused on workforce reductions and field and service consolidations. These programs were initiated to better align cost base with the anticipated demand environment.

•
The Engineered Systems segment recorded $1,967 of restructuring charges relating to headcount reductions across various businesses primarily related to optimization of administrative functions within the Printing & Identification platform and U.S. manufacturing consolidation within the Industrial platform.

•	The Fluids segment recorded $5,226 of restructuring charges principally related to headcount reductions and facility consolidations at various businesses across the segment.

•	The Refrigeration and Food Equipment segment and corporate incurred restructuring charges related to headcount reductions.

The following table details the Company’s severance and other restructuring accrual activity:

	Severance	Exit	Total
Balance at December 31, 2015	$11,036	$2,955	$13,991
Restructuring charges	10,681	3,706	14,387
Payments	(8,234)	(1,491)	(9,725)
Foreign currency translation	121	40	161
Other, including write-offs of fixed assets and acquired balances	2,458	(1,119)	1,339
Balance at March 31, 2016	$16,062	$4,091	$20,153

The accrual balance at March 31, 2016 primarily reflects restructuring plans initiated during the year, as well as ongoing lease commitment obligations for facilities closed in earlier periods.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)

8. Borrowings

Borrowings consist of the following:

	March 31, 2016	December 31, 2015
Short-term
Current portion of long-term debt	$4,558	$122
Commercial paper	401,300	151,000
	$405,858	$151,122

	March 31, 2016	December 31, 2015
Long-term
5.45% 10-year notes due March 15, 2018	349,340	349,258
2.125% 7-year notes due December 1, 2020 (Euro-denominated)	334,783	328,592
4.30% 10-year notes due March 1, 2021	449,872	449,865
3.150% 10-year notes due November 15, 2025	397,028	396,951
6.65% 30-year debentures due June 1, 2028	199,560	199,552
5.375% 30-year debentures due October 15, 2035	296,884	296,844
6.60% 30-year notes due March 15, 2038	248,058	248,036
5.375% 30-year notes due March 1, 2041	346,029	345,989
Other, less current installments	2,233	2,255
Total long-term debt	2,623,787	2,617,342
Unamortized debt issuance costs	(13,145)	(13,687)
Long-term debt, net of debt issuance costs	$2,610,642	$2,603,655

The Company adopted new accounting guidance effective January 1, 2016 which requires debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct reduction of the carrying amount of the related debt. Upon adoption, the Company reclassified $13,687 from assets to long-term debt to reflect this guidance in the comparable balance as of December 31, 2015.

The Company maintains a $1.0 billion five-year unsecured revolving credit facility with a syndicate of banks (the "Credit Agreement") which expires on November 10, 2020. The Company was in compliance with its revolving credit and other long-term debt covenants at March 31, 2016 and had a coverage ratio of 12.3 to 1. The Company primarily uses this facility as liquidity back-up for its commercial paper program and has not drawn down any loans under the facility and does not anticipate doing so. The Company generally uses commercial paper borrowings for general corporate purposes, funding of acquisitions, and the repurchases of its common stock.

Interest expense and interest income for the three months ended March 31, 2016 and 2015 were as follows:

	Three Months Ended March 31,
	2016	2015
Interest expense	$33,318	$33,005
Interest income	(1,604)	(968)
Interest expense, net	$31,714	$32,037

Letters of Credit

As of March 31, 2016, the Company had approximately $91,840 outstanding in letters of credit and guarantees with financial institutions which expire at various dates within 2016 through 2020. These letters of credit are primarily maintained as security for insurance, warranty, and other performance obligations.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)

9. Financial Instruments

Derivatives

The Company is exposed to market risk for changes in foreign currency exchange rates due to the global nature of its operations and certain commodity risks. In order to manage these risks the Company has hedged portions of its forecasted sales and purchases to occur within the next twelve months that are denominated in non-functional currencies, with currency forward or collar contracts designated as cash flow hedges. At March 31, 2016 and December 31, 2015, the Company had contracts with U.S. dollar equivalent notional amounts of $30,859 and $37,735, respectively, to exchange foreign currencies, principally the U.S. dollar, Chinese Yuan, Euro, and pound sterling. The Company believes it is probable that all forecasted cash flow transactions will occur.

In addition, the Company had outstanding contracts with a total notional amount of $66,310 and $51,369 at March 31, 2016 and December 31, 2015, respectively, that are not designated as hedging instruments. These instruments are used to reduce the Company's exposure for operating receivables and payables that are denominated in non-functional currencies.

The following table sets forth the fair values of derivative instruments held by the Company as of March 31, 2016 and December 31, 2015 and the balance sheet lines in which they are recorded:

	Fair Value Asset (Liability)
	March 31, 2016	December 31, 2015	Balance Sheet Caption
Foreign currency forward / collar contracts	$113	$170	Prepaid / Other assets
Foreign currency forward / collar contracts	(416)	(452)	Other accrued expenses

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

Amounts recognized in other comprehensive earnings (loss) for the gains (losses) on its net investment hedges were as follows:

	Three Months Ended March 31,
	2016	2015
(Loss) gain on Euro-denominated debt	$(6,165)	$35,350
Loss on Swiss franc cross-currency swap	—	(1,333)
Total (loss) gain on net investment hedges before tax	(6,165)	34,017
Tax benefit (expense)	2,158	(11,906)
Net (loss) gain on net investment hedges, net of tax	$(4,007)	$22,111

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

The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis as of March 31, 2016 and December 31, 2015:

	March 31, 2016	December 31, 2015
	Level 2	Level 2
Assets:
Foreign currency cash flow hedges	$113	$170
Liabilities:
Foreign currency cash flow hedges	416	452

In addition to fair value disclosure requirements related to financial instruments carried at fair value, accounting standards require interim disclosures regarding the fair value of all of the Company’s financial instruments.

The estimated fair value of long-term debt, net of unamortized debt issuance costs at March 31, 2016 and December 31, 2015 was $3,024,157 and $2,880,734, respectively, compared to the carrying value of $2,610,642 and $2,603,655, respectively. The estimated fair value of long-term debt is based on quoted market prices for similar instruments and is, therefore, classified as Level 2 within the fair value hierarchy.

The carrying values of cash and cash equivalents, trade receivables, accounts payable, and notes payable are reasonable estimates of their fair values as of March 31, 2016 and December 31, 2015 due to the short-term nature of these instruments.

10. Income Taxes

The effective tax rates for continuing operations for the three months ended March 31, 2016 and 2015 were 22.1% and 28.8%, respectively. Reflected in the effective tax rate for the three months ended March 31, 2016 and 2015 are favorable discrete items of $7,348 and $703, respectively. Excluding these discrete items, the effective tax rates for the three months ended March 31, 2016 and 2015 were 27.9% and 29.3%, respectively. The 2016 discrete items resulted primarily from the impact on deferred tax balances of a tax rate reduction in a non-US jurisdiction. The 2015 discrete items principally resulted from the conclusion of certain state tax audits and an adjustment of our tax accounts to the return filed. The reduction in the effective tax rate year over year is principally due to a change in the geographic mix of earnings as well as restructuring of foreign operations.

Dover and its subsidiaries file tax returns in the U.S., including various state and local returns, and in other foreign jurisdictions.  We believe adequate provision has been made for all income tax uncertainties. The Company is routinely audited by taxing authorities in its filing jurisdictions, and a number of these audits are currently underway. The Company believes that within the next twelve months uncertain tax positions may be resolved and statutes of limitations will expire, which could result in a decrease in the gross amount of unrecognized tax benefits of approximately zero to $19,649. A portion of these unrecognized tax benefits relate to companies previously reported as discontinued operations.

11. Equity Incentive Program

The Company typically grants equity awards annually at its regularly scheduled first quarter Compensation Committee meeting. In the first quarter of 2016, the Company issued stock-settled appreciation rights ("SARs") covering 1,346,354 shares, performance share awards of 79,561 and restricted stock units of 215,181.

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

The assumptions used in determining the fair value of the SARs awarded during the respective periods are as follows:

	SARs
	2016	2015
Risk-free interest rate	1.05%	1.51%
Dividend yield	3.09%	2.24%
Expected life (years)	4.6	5.1
Volatility	26.17%	27.19%

Grant price	$57.25	$73.28
Fair value per share at date of grant	$9.25	$14.55

The performance share awards granted in 2015 and 2016 are considered performance condition awards as attainment is based on Dover's performance relative to established internal metrics. The fair value of these awards was determined using Dover's closing stock price on the date of grant. The expected attainment of the internal metrics for these awards is analyzed each reporting period, and the related expense is adjusted based on expected attainment, if that attainment differs from previous estimates. The cumulative effect on current and prior periods of a change in attainment is recognized in compensation cost in the period of change.

The fair value and average attainment used in determining compensation cost for the performance shares issued in 2015 and 2016 is as follows for the three months ended March 31, 2016:

	Performance shares
	2016	2015
Fair value per share at date of grant	$57.25	$73.28
Average attainment rate reflected in expense	87.75%	43.83%

Stock-based compensation is reported within selling and administrative expenses in the accompanying unaudited Condensed Consolidated Statements of Earnings. The following table summarizes the Company’s compensation expense relating to all stock-based incentive plans:

	Three Months Ended March 31,
	2016	2015
Pre-tax compensation expense	$11,387	$13,387
Tax benefit	(4,050)	(4,764)
Total stock-based compensation expense, net of tax	$7,337	$8,623

12. Commitments and Contingent Liabilities

Litigation

A few of the Company’s subsidiaries are involved in legal proceedings relating to the cleanup of waste disposal sites identified under federal and state statutes that provide for the allocation of such costs among "potentially responsible parties." In each instance, the extent of the Company’s liability appears to be very small in relation to the total projected expenditures and the number of other "potentially responsible parties" involved and is anticipated to be immaterial to the Company. In addition, a few of the Company’s subsidiaries are involved in ongoing remedial activities at certain current and former plant sites, in cooperation with regulatory agencies, and appropriate reserves have been established. At March 31, 2016 and December 31, 2015, the Company has reserves totaling $32,453 and $30,595, respectively, for environmental and other matters, including private party claims for exposure to hazardous substances, that are probable and estimable.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)

The Company and certain of its subsidiaries are also parties to a number of other legal proceedings incidental to their businesses. These proceedings primarily involve claims by private parties alleging injury arising out of use of the Company’s products, patent infringement, employment matters, and commercial disputes. Management and legal counsel, at least quarterly, review the probable outcome of such proceedings, the costs and expenses reasonably expected to be incurred and currently accrued to-date, and the availability and extent of insurance coverage. The Company has reserves for legal matters that are probable and estimable and not otherwise covered by insurance, and at March 31, 2016 and December 31, 2015, these reserves are not significant. While it is not possible at this time to predict the outcome of these legal actions, in the opinion of management, based on the aforementioned reviews, the Company is not currently involved in any legal proceedings which, individually or in the aggregate, could have a material effect on its financial position, results of operations, or cash flows.

Warranty Accruals

Estimated warranty program claims are provided for at the time of sale. Amounts provided for are based on historical costs and adjusted new claims. The changes in the carrying amount of product warranties through March 31, 2016 and 2015 are as follows:

	2016	2015
Beginning Balance, January 1	$44,466	$49,388
Provision for warranties	14,031	11,075
Settlements made	(12,462)	(13,395)
Other adjustments, including acquisitions and currency translation	4,666	(630)
Ending balance, March 31	$50,701	$46,438

13. Employee Benefit Plans

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

The following tables set forth the components of the Company’s net periodic expense relating to retirement benefit plans:

Qualified Defined Benefits

	Three Months Ended March 31,
	U.S. Plan		Non-U.S. Plans
	2016	2015	2016	2015
Service Cost	$3,478	$3,915	$1,373	$1,688
Interest Cost	5,762	5,791	1,375	1,486
Expected return on plan assets	(9,698)	(10,393)	(1,948)	(2,019)
Amortization:
Prior service cost	183	224	(99)	23
Recognized actuarial loss	1,609	3,155	665	675
Transition obligation	—	—	1	9
Curtailments, special termination benefits, and settlements	—	810	—	2
Net periodic expense	$1,334	$3,502	$1,367	$1,864

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)

Non-Qualified Supplemental Benefits

	Three Months Ended March 31,
	2016	2015
Service Cost	$740	$935
Interest Cost	1,317	1,266
Amortization:
Prior service cost	1,567	1,732
Recognized actuarial (gain) loss	(140)	71
Net periodic expense	$3,484	$4,004

Post-Retirement Plans

The Company also maintains post retirement benefit plans, although these plans are effectively closed to new entrants. The supplemental and post retirement benefit plans are supported by the general assets of the Company. The following table sets forth the components of the Company’s net periodic expense relating to its post-retirement benefit plans:

	Three Months Ended March 31,
	2016	2015
Service Cost	$13	$41
Interest Cost	105	128
Amortization:
Prior service cost	(36)	(93)
Recognized actuarial gain	(59)	(8)
Net periodic expense	$23	$68

Defined Contribution Retirement Plans

The Company also offers defined contribution retirement plans which cover the majority of its U.S. employees, as well as employees in certain other countries. The Company’s expense relating to defined contribution plans was $9,808, and $9,006 for the three months ended March 31, 2016 and 2015, respectively.

14. Other Comprehensive Earnings (Loss)

The amounts recognized in other comprehensive earnings (loss) were as follows:

	Three Months Ended			Three Months Ended
	March 31, 2016			March 31, 2015
	Pre-tax	Tax	Net of tax	Pre-tax	Tax	Net of tax
Foreign currency translation adjustments	$6,611	$2,158	$8,769	$(72,203)	$(11,906)	$(84,109)
Pension and other postretirement benefit plans	3,691	(1,241)	2,450	5,788	(1,962)	3,826
Changes in fair value of cash flow hedges	(147)	51	(96)	1,629	(570)	1,059
Other	2,090	(251)	1,839	241	(27)	214
Total other comprehensive earnings (loss)	$12,245	$717	$12,962	$(64,545)	$(14,465)	$(79,010)

Total comprehensive earnings were as follows:

	Three Months Ended March 31,
	2016	2015
Net earnings	$99,356	$209,510
Other comprehensive earnings (loss)	12,962	(79,010)
Comprehensive earnings	$112,318	$130,500

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)

Amounts reclassified from accumulated other comprehensive earnings (loss) to earnings (loss) during the three months ended March 31, 2016 and 2015 were as follows:

	Three Months Ended March 31,
	2016	2015
Pension and postretirement benefit plans:
Amortization of actuarial losses	$2,076	$3,902
Amortization of prior service costs	1,615	1,886
Total before tax	3,691	5,788
Tax provision	(1,241)	(1,962)
Net of tax	$2,450	$3,826

Cash flow hedges:
Net gains reclassified into earnings	$(72)	$(153)
Tax benefit	25	54
Net of tax	$(47)	$(99)

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)

15. Segment Information

For management reporting and performance evaluation purposes, the Company categorizes its operating companies into four distinct reportable segments. Segment financial information and a reconciliation of segment results to consolidated results is as follows:

	Three Months Ended March 31,
	2016	2015
Revenue:
Energy	$283,230	$430,423
Engineered Systems	576,995	573,196
Fluids	399,062	340,236
Refrigeration & Food Equipment	363,252	372,097
Intra-segment eliminations	(266)	(451)
Total consolidated revenue	$1,622,273	$1,715,501

Earnings from continuing operations:
Segment earnings:
Energy	$11,244	$52,305
Engineered Systems	93,748	88,149
Fluids	46,047	54,634
Refrigeration & Food Equipment	38,161	36,150
Total segments	189,200	231,238
Corporate expense / other (1)	29,862	34,526
Net interest expense	31,714	32,037
Earnings before provision for income taxes and discontinued operations	127,624	164,675
Provision for taxes	28,268	47,485
Earnings from continuing operations	$99,356	$117,190

(1)
Certain expenses are maintained at the corporate level and not allocated to the segments. These expenses include executive and functional compensation costs, non-service pension costs, non-operating insurance expenses, and various administrative expenses relating to the corporate headquarters.

16. Share Repurchases

In January 2015, the Board of Directors approved a standing share repurchase authorization, whereby the Company may repurchase up to 15,000,000 shares of its common stock over the following three years. This plan replaced all previously authorized repurchase programs. During the three months ended March 31, 2016, the Company repurchased no shares of common stock under the January 2015 authorization. As of March 31, 2016, there were 6,771,458 shares available for repurchase under this plan.

A summary of share repurchase activity during the three months ended March 31, 2015 is as follows:

Shares of common stock repurchased	2,753,165
Spending on share repurchases (in thousands)	$200,055
Average price paid per share	$72.66

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)

17. Earnings per Share

The following table sets forth a reconciliation of the information used in computing basic and diluted earnings per share:

	Three Months Ended March 31,
	2016	2015
Earnings from continuing operations	$99,356	$117,190
Earnings from discontinued operations, net	—	92,320
Net earnings	$99,356	$209,510

Basic earnings per common share:
Earnings from continuing operations	$0.64	$0.72
Earnings from discontinued operations, net	$—	$0.57
Net earnings	$0.64	$1.30

Weighted average shares outstanding	155,064,000	161,650,000

Diluted earnings per common share:
Earnings from continuing operations	$0.64	$0.72
Earnings from discontinued operations, net	$—	$0.57
Net earnings	$0.64	$1.28

Weighted average shares outstanding	156,161,000	163,323,000

The following table is a reconciliation of the share amounts used in computing earnings per share:

	Three Months Ended March 31,
	2016	2015
Weighted average shares outstanding - Basic	155,064,000	161,650,000
Dilutive effect of assumed exercise of employee stock options and SARs and vesting of performance shares	1,097,000	1,673,000
Weighted average shares outstanding - Diluted	156,161,000	163,323,000

Diluted per share amounts are computed using the weighted-average number of common shares and, if dilutive, potential common shares outstanding during the period.  Potential common shares consist of the incremental common shares issuable upon the exercise of stock options and SARs, and vesting of performance shares and restricted shares, as determined using the treasury stock method.

The weighted average number of anti-dilutive potential common shares excluded from the calculation above were approximately 27,000 and 56,000 for the three months ended March 31, 2016 and 2015, respectively.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)

18. Recent Accounting Standards

Recently Issued Accounting Standards

In March 2016, the FASB issued Accounting Standards Update ("ASU") 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The updated guidance changes how companies account for certain aspects of share-based payment awards to employees, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as the classification of related matters in the statement of cash flows. The update is effective for the Company in the first quarter of 2017. The Company is currently evaluating this guidance and the impact it will have on its consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases, which amends existing guidance to require lessees to recognize assets and liabilities on the balance sheet for the rights and obligations created by long-term leases and to disclose additional quantitative and qualitative information about leasing arrangements. This ASU also provides clarifications surrounding the presentation of the effects of leases in the income statement and statement of cashflows. This guidance will be effective for the Company on January 1, 2019. The Company is currently evaluating this new guidance to determine the impact it will have on its consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, that introduces a new five-step revenue recognition model in which an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU also requires disclosures sufficient to enable users to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers, including qualitative and quantitative disclosures about contracts with customers, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. This guidance will be effective for the Company January 1, 2018. The Company is currently evaluating this guidance to determine the impact it will have on its consolidated financial statements.

Recently Adopted Accounting Standards

In April 2015, the FASB issued ASU 2015-03, Interest-Imputation of Interest (Subtopic 835-30):Simplifying the Presentation of Debt Issuance Costs. Under this guidance, debt issuance costs related to a recognized debt liability are required to be presented in the balance sheet as a direct reduction from the carrying amount of the related debt, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by this guidance. The Company adopted this guidance January 1, 2016. As a result of adoption, debt issuance costs of $13,687 were reclassified from assets to reduce long-term-debt as of December 31, 2015.

In September 2015, the FASB issued ASU 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments. Under this guidance the cumulative impact of purchase accounting adjustments arising during the one year measurement period from the date of acquisition will be recognized, in full, in the period identified. This guidance was effective for the Company January 1, 2016 and will be applied prospectively to adjustments arising after that date. There was no impact of adopting this standard in the current period.

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

The following table shows the percentage of total revenue and segment earnings generated by each of our four segments for the three months ended March 31, 2016 and 2015:

	Revenue		Segment Earnings
	Three Months Ended March 31,		Three Months Ended March 31,
	2016	2015	2016	2015
Energy	17.5%	25.1%	5.9%	22.6%
Engineered Systems	35.6%	33.4%	49.5%	38.1%
Fluids	24.5%	19.8%	24.4%	23.7%
Refrigeration & Food Equipment	22.4%	21.7%	20.2%	15.6%

First quarter 2016 consolidated revenue of $1.6 billion decreased $93.2 million, or 5.4%, as compared to the first quarter 2015, reflecting an organic decline of 7.4%, a 2.5% decline due to dispositions, and an unfavorable impact of 1.4% due to foreign currency translation, offset, in part, by growth from acquisitions of 5.9%.

The organic revenue decline was primarily driven by our Energy, and to a lesser extent, Fluids segments as a result of severe weakness in U.S. oil and gas related end-markets. This decline in organic revenue was partially offset by organic revenue growth of 3% in both our Engineered Systems and Refrigeration & Food Equipment segments.

From a geographic perspective, North America results decreased largely driven by organic declines in the U.S. as a result of exposure to oil and gas markets. Excluding Energy, our U.S. industrial activity remained solid, growing organically by low single digits year-over-year. Asia and Europe both decreased on an organic basis.

We continue to adjust our cost structure to better align with the current economic environment. During the first quarter of 2016, we implemented previously announced restructuring plans and initiated new actions. These actions resulted in first quarter 2016 restructuring charges of $14.4 million. These actions were primarily within our Energy and Fluids segments with charges of $6.4 million and $5.2 million, respectively. We currently expect full year 2016 restructuring expenses of approximately $40.0 million, principally within our Energy and Fluids segments. We expect to realize cost savings of approximately $95.0 million to $105.0 million in 2016 as a result of programs previously initiated as well as those enacted in 2016.

During the first quarter of 2016, we completed the acquisition of the dispenser and system businesses of Tokheim Group S.A.S ("Tokheim") for an aggregate purchase price, net of cash acquired, of $436.1 million. Tokheim joins our Fluids Transfer platform within the Fluids segment and enables us to provide the most complete solutions available for our retail fueling customers.

In response to the weakness in the oil and gas markets, we have lowered our full year revenue growth expectations for our Energy and Fluids segments and have reduced our full year EPS guidance. We now expect full year revenue to decline 2% to 5%. Within this revenue forecast, organic growth is anticipated to decline 5% to 8%, acquisitions, net of dispositions, are expected to contribute 4% growth, and foreign currency is expected to result in an unfavorable impact of 1%. We anticipate full year EPS in the range of $3.51 to $3.66. This revised EPS range includes approximately $0.18 of restructuring charges, $0.05 of discrete tax benefits, and a $0.07 gain due to a disposition.

CONSOLIDATED RESULTS OF OPERATIONS

	Three Months Ended March 31,
(dollars in thousands, except per share figures)	2016	2015	% Change
Revenue	$1,622,273	$1,715,501	(5.4)%
Cost of goods and services	1,033,009	1,088,342	(5.1)%
Gross profit	589,264	627,159	(6.0)%
Gross profit margin	36.3%	36.6%	(0.3)

Selling and administrative expenses	443,448	434,634	2.0%
Selling and administrative as a percent of revenue	27.3%	25.3%	2.0

Interest expense, net	31,714	32,037	(1.0)%
Other income, net	(13,522)	(4,187)	nm*

Provision for income taxes	28,268	47,485	(40.5)%
Effective tax rate	22.1%	28.8%	(6.7)

Earnings from continuing operations	99,356	117,190	(15.2)%
Earnings from discontinued operations, net	—	92,320	nm*
Earnings from continuing operations per common share - diluted	$0.64	$0.72	(11.1)%
* nm - not meaningful

Revenue

First quarter revenue decreased $93.2 million, or 5.4%, as compared to the first quarter of 2015. Results were driven by an organic revenue decline of 7.4%, a decrease due to disposed businesses of 2.5%, and an unfavorable impact from foreign currency translation of 1.4%. This decline was partially offset by acquisition-related revenue growth of 5.9%. The organic revenue decline was primarily the result of historic lows in Energy activity, most notably U.S. rig counts and capital spending within the oil and gas markets. Customer pricing was favorable to revenue by approximately 0.2% in the first quarter of 2016.

Gross Profit

Gross profit for the first quarter of 2016 decreased $37.9 million, or 6.0%, in connection with the declining revenues for the period. Gross profit margin declined 30 basis points primarily due to revenue declines in those businesses with historically higher margin contributions, due to an unfavorable product mix. In addition, reduced leverage on fixed overhead contributed to the decline in gross profit margin for the three months ended March 31, 2016 relative to the prior year.

Selling and Administrative Expenses

Selling and administrative expenses increased $8.8 million, or 2.0%, as compared to the prior year quarter, reflecting the impact of recent acquisitions, including the related depreciation and amortization expense, partially offset by lower restructuring charges, and the benefits of previously implemented cost reduction actions. As a percentage of revenue, selling and administrative expenses increased 200 basis points in 2016 to 27.3%, reflecting deleveraging of fixed administrative costs and acquisition-related costs.

Non-Operating Items

Interest expense, net

Net interest expense decreased $0.3 million, or 1.0%, as compared to the prior year quarter, primarily due to lower interest on the $400.0 million notes, issued during the fourth quarter of 2015, that replaced the $300.0 million notes with a higher interest rate. This was offset by higher interest on higher average balances of commercial paper for the first quarter of 2016 relative to the first quarter of 2015.

Other income, net

Other income of $13.5 million for the three months ended March 31, 2016 primarily consists of the $11.2 million pre-tax gain on the sale of Texas Hydraulics, $1.2 million of foreign currency exchange gains resulting from the remeasurement of foreign currency denominated balances and earnings from minority investments of $0.8 million. The prior year income of $4.2 million primarily reflects a one-time favorable insurance settlement of $3.6 million.

Income Taxes

The effective tax rates for continuing operations for the three months ended March 31, 2016 and 2015 were 22.1% and 28.8%, respectively. Reflected in the effective tax rate for the three months ended March 31, 2016 and 2015 are favorable discrete items of $7.3 million and $0.7 million, respectively. Excluding these discrete items, the effective tax rates for the three months ended March 31, 2016 and 2015 were 27.9% and 29.3%, respectively. The 2016 discrete items principally resulted primarily from the impact on deferred tax balances of a tax rate reduction in a non-US jurisdiction. The 2015 discrete items principally resulted from the conclusion of certain state tax audits and an adjustment of our tax accounts to the return filed. The reduction in the effective tax rate year over year is primarily due to a change in the geographic mix of earnings as well as restructuring of foreign operations.

Dover and its subsidiaries file tax returns in the U.S., including various state and local returns, and in other foreign jurisdictions.  We believe adequate provision has been made for all income tax uncertainties. We are routinely audited by taxing authorities in our filing jurisdictions, and a number of these audits are currently underway. We believe that within the next twelve months uncertain tax positions may be resolved and statutes of limitations will expire, which could result in a decrease in the gross amount of unrecognized tax benefits of approximately zero to $19.6 million. A portion of these unrecognized tax benefits relate to companies previously reported as discontinued operations.

Earnings from Continuing Operations

Earnings from continuing operations for the three months ended March 31, 2016 decreased 15.2% to $99.4 million, or $0.64 diluted earnings per share. The decrease in earnings is primarily the result of the declines in the U.S. rig count and reduced capital spending within the energy market. The decrease in earnings per share reflects the decrease in earnings, offset by lower weighted average shares outstanding for the 2016 period relative to the prior year.

Discontinued Operations

The results of discontinued operations for the three months ended March 31, 2015 reflect the net earnings of businesses that were held for sale until their disposition date. We completed the sale of Datamax O'Neil in the first quarter of 2015 for a gain on sale of $87.8 million which is also included in earnings from discontinued operations for that period.

Restructuring Activities

The restructuring expenses of $14.4 million incurred in the three months ended March 31, 2016 relate to restructuring programs initiated during 2016 and 2015. These programs are designed to better align our costs and operations with current market conditions through targeted facility consolidations, headcount reductions and other measures. We currently expect full year 2016 restructuring expenses of approximately $40.0 million, inclusive of our actions taken to date, principally within our Energy and Fluids segments. We expect the programs currently underway to be substantially completed in the next twelve to eighteen months.

The $14.4 million of restructuring charges incurred during the first quarter of 2016 primarily included the following items:

•
The Energy segment incurred restructuring charges of $6.4 million related to various programs across the segment focused on workforce reductions and field and service consolidations. These programs were initiated to better align cost base with the anticipated demand environment.

•
The Engineered Systems segment recorded $2.0 million of restructuring charges relating to headcount reductions across various businesses primarily related to optimization of administrative functions within the Printing & Identification platform and U.S. manufacturing consolidation within the Industrial platform.

•	The Fluids segment recorded $5.2 million of restructuring charges principally related to headcount reductions and facility consolidations at various businesses across the segment.

•	The Refrigeration and Food Equipment segment and corporate incurred restructuring charges related to headcount reductions.

For the three months ended March 31, 2015, we incurred restructuring charges of $24.1 million for programs at several targeted facilities to optimize cost structure, across several of the segments. See Note 7 Restructuring Activities in our Condensed Consolidated Financial Statements for additional information related to our restructuring programs.

SEGMENT RESULTS OF OPERATIONS

Energy
Our Energy segment, serving the Drilling & Production, Bearings & Compression, and Automation end markets, is a provider of customer-driven solutions and services for safe and efficient production and processing of fuels worldwide and has a strong presence in the bearings and compression components and automation markets.

	Three Months Ended March 31,
(dollars in thousands)	2016	2015	% Change
Revenue:
Drilling & Production	$188,360	$299,158	(37.0)%
Bearings & Compression	64,444	77,591	(16.9)%
Automation	30,426	53,674	(43.3)%
Total	$283,230	$430,423	(34.2)%

Segment earnings	$11,244	$52,305	(78.5)%
Operating margin	4.0%	12.2%

Segment EBITDA	$45,404	$86,732	(47.7)%
Segment EBITDA margin	16.0%	20.2%

Other measures:
Depreciation and amortization	$34,160	$34,427	(0.8)%
Bookings	273,445	416,628	(34.4)%
Backlog	144,828	212,060	(31.7)%

Components of revenue decline:			YTD 2016 vs. 2015
Organic decline			(32.9)%
Acquisitions			—%
Foreign currency translation			(1.3)%
			(34.2)%

First Quarter 2016 Compared to the First Quarter 2015

Energy revenue decreased $147.2 million, or 34.2%, in the first quarter of 2016 as compared to the first quarter of 2015, comprised of an organic revenue decline of 32.9% and an unfavorable impact from foreign currency translation of 1.3%. Within the Energy segment, market activity levels, which began in the fourth quarter of 2015, reached new lows on declines in the U.S. rig count and reduced capital spending. These reductions were seen broadly across our end markets. Customer pricing unfavorably impacted revenue by approximately 0.8% in the first quarter of 2016.

•
Drilling & Production end market revenue (representing 66.5% of segment revenue) decreased $110.8 million, or 37.0%, due to declines in U.S. rig count and capital spending in our North American markets. Our customers continue to delay and significantly limit their capital spending due to uncertainty within the oil and gas markets they serve and to conserve cash.

•
Bearings & Compression end market revenue (representing 22.8% of segment revenue) decreased $13.1 million, or 16.9%, as U.S. OEM end-user demand weakened within its end markets, especially with oil and gas customers.

•
Automation end market revenue (representing approximately 10.7% of segment revenue) decreased $23.2 million, or 43.3%. This decrease was driven by customer project delays, as low oil prices and market uncertainties continued to drive reduced capital spending by well service and exploration and production companies.

Segment earnings decreased $41.1 million, or 78.5%, for our Energy segment, as compared to the prior year quarter, primarily driven by lower volume across our Energy businesses, most significantly within the Drilling & Production and Automation end markets. These decreases were partially offset by restructuring charges of $6.4 million as the segment continued targeted workforce reductions and consolidation of field and service operations as compared to $17.8 million in the prior year.

Operating margin declined from 12.2% to 4.0%, as compared to the prior year quarter, mainly due to the aforementioned impact of weak market dynamics resulting in significantly decreased volumes.

Bookings for the first quarter decreased 34.4% from the prior year quarter, reflecting ongoing market weakness. Book-to-bill was 0.97.

Engineered Systems
Our Engineered Systems segment is comprised of two platforms, Printing & Identification and Industrials, and is focused on the design, manufacture and service of critical equipment and components serving the fast-moving consumer goods, digital textile printing, vehicle service, environmental solutions and industrial end markets.

	Three Months Ended March 31,
(dollars in thousands)	2016	2015	% Change
Revenue:
Printing & Identification	$239,681	$230,181	4.1%
Industrials	337,314	343,015	(1.7)%
Total	$576,995	$573,196	0.7%

Segment earnings	$93,748	$88,149	6.4%
Operating margin	16.2%	15.4%

Segment EBITDA	$109,784	$102,675	6.9%
Segment EBITDA margin	19.0%	17.9%

Other measures:
Depreciation and amortization	$16,036	$14,526	10.4%

Bookings:
Printing & Identification	$242,569	$235,617	3.0%
Industrials	329,957	337,070	(2.1)%
	$572,526	$572,687	—%
Backlog:
Printing & Identification	$102,640	$108,151	(5.1)%
Industrials	235,384	276,598	(14.9)%
	$338,024	$384,749	(12.1)%

Components of revenue decline:			YTD 2016 vs. 2015
Organic growth			2.7%
Acquisitions			3.0%
Dispositions			(2.8)%
Foreign currency translation			(2.2)%
			0.7%

First Quarter 2016 Compared to the First Quarter 2015

Engineered Systems revenue for the first quarter of 2016 increased $3.8 million, or 0.7%, as compared to the first quarter of 2015 primarily driven by organic growth of 2.7%, and acquisition-related growth of 3.0%, offset by dispositions of 2.8% and an unfavorable impact from foreign currency of 2.2%. Customer pricing favorably impacted revenue by approximately 0.6% in the first quarter of 2016.

•
Revenue of our Printing & Identification platform (representing 41.5% of segment revenue) increased $9.5 million, or 4.1%, primarily driven by acquisition-related growth of 7.5% and organic growth of 1.4%, offset by the negative impact of foreign currency translation of 4.8%. Organic revenue growth was primarily driven by solid marking and coding sales.

•
Revenue of our Industrials platform (representing 58.5% of segment revenue), decreased $5.7 million, or 1.7%, as compared to the prior year quarter. Broad-based organic growth of 3.5% across the platform was led by strong results in our Environmental Solutions business. This organic growth was offset by the impact of the disposition of Texas Hydraulics of 4.8% and a minimal unfavorable foreign currency translation impact.

Engineered Systems segment earnings increased $5.6 million, or 6.4%, as compared to the prior year quarter, reflecting leverage of organic revenue growth and productivity improvements. The gain on sale of a business was more than offset by acquisition-related depreciation and amortization expense, facility consolidation costs, an insurance settlement gain in the prior period and a one-time charge related to an environmental matter in the current quarter. Operating margin primarily improved as a result of organic revenue growth and productivity gains.

Segment bookings were flat to the prior year period. Book-to-bill for Printing & Identification was 1.01, while Industrials was 0.98. Overall, book-to-bill was 0.99.

Fluids
Our Fluids segment, serving the Fluid Transfer and Pumps end markets, is focused on the safe handling of critical fluids across the retail fueling, chemical, hygienic, oil and gas, and industrial end markets.

	Three Months Ended March 31,
(dollars in thousands)	2016	2015	% Change
Revenue:
Fluid Transfer	$238,157	$195,171	22.0%
Pumps	160,905	145,065	10.9%
	$399,062	$340,236	17.3%

Segment earnings	$46,047	$54,634	(15.7)%
Operating margin	11.5%	16.1%

Segment EBITDA	$66,558	$68,482	(2.8)%
Segment EBITDA margin	16.7%	20.1%

Other measures:
Depreciation and amortization	$20,511	$13,848	48.1%
Bookings	418,345	339,310	23.3%
Backlog	286,457	259,504	10.4%

Components of revenue decline:			YTD 2016 vs. 2015
Organic decline			(3.4)%
Acquisitions			22.4%
Foreign currency translation			(1.7)%
			17.3%

First Quarter 2016 Compared to the First Quarter 2015

Fluids revenue for the first quarter of 2016 increased $58.8 million, or 17.3%, comprised of acquisition-related growth of 22.4%, offset by an organic decline of 3.4% and an unfavorable impact from foreign currency translation of 1.7%. The decline in organic revenue impacted both the Fluid Transfer and Pumps end markets as a result of weak oil and gas markets and the associated effect of reduced capital spending by our customers. Customer pricing favorably impacted revenue by approximately 1.1% in the first quarter of 2016.

•
Fluid Transfer revenue (representing 59.7% of segment revenue) increased $43.0 million, or 22.0%, as compared to the prior year period. This revenue increase was primarily driven by our first quarter acquisition of Tokheim offset by the impact of lower customer demand driven by reduced capital spending by integrated energy customers.

•
Pumps revenue (representing 40.3% of segment revenue) increased $15.8 million, or 10.9%, as compared with the prior year period, primarily driven by our fourth quarter 2015 acquisitions offset by the impacts of lower activity in oil and gas-related pump end markets.

Earnings in our Fluids segment decreased $8.6 million, or 15.7%, over the prior year quarter, driven by organic revenue declines and increased acquisition-related depreciation and amortization expense, partially offset by focused controlled spending, productivity improvements, and the benefits of restructuring programs. Operating margin decreased 460 basis points as a result of lower organic volume, business mix, incremental restructuring costs of $3.1 million, and the previously mentioned costs of recent acquisitions.

Overall bookings increased 23.3% as compared to the prior year quarter, primarily reflecting the impact of acquisitions. Book to bill was 1.05.

Refrigeration & Food Equipment
Our Refrigeration & Food Equipment segment is a provider of innovative and energy efficient equipment and systems serving the commercial refrigeration and food service end markets.

	Three Months Ended March 31,
(dollars in thousands)	2016	2015	% Change
Revenue:
Refrigeration	$279,290	$290,716	(3.9)%
Food Equipment	83,962	81,381	3.2%
Total	$363,252	$372,097	(2.4)%

Segment earnings	$38,161	$36,150	5.6%
Operating margin	10.5%	9.7%

Segment EBITDA	$54,889	$52,608	4.3%
Segment EBITDA margin	15.1%	14.1%

Other measures:
Depreciation and amortization	$16,728	$16,458	1.6%
Bookings	411,367	419,659	(2.0)%
Backlog	303,479	337,084	(10.0)%

Components of revenue decline:			YTD 2016 vs. 2015
Organic growth			3.0%
Acquisitions			—%
Dispositions			(4.8)%
Foreign currency translation			(0.6)%
			(2.4)%

First Quarter 2016 Compared to the First Quarter 2015

Refrigeration & Food Equipment segment revenue decreased $8.8 million, or 2.4%, as compared to the first quarter of 2015, comprised of organic revenue growth of 3.0% which was more than offset by disposition impact of 4.8% and an unfavorable impact from foreign currency translation of 0.6%. Customer pricing did not have a significant impact on revenue in the first quarter of 2016.

•
Refrigeration revenue (representing 76.9% of segment revenue) decreased $11.4 million, or 3.9%, quarter over quarter, primarily driven by the disposition of our walk-in coolers product line at the end of 2015. The impact of this disposition was partially offset by organic growth from several retail refrigeration customers.

•	Food Equipment revenue (representing 23.1% of segment revenue) increased $2.6 million, or 3.2%, compared with the prior year quarter, mainly driven by our can shaping equipment business.
Refrigeration & Food Equipment segment earnings increased $2.0 million, or 5.6%, as compared to the first quarter of 2015 primarily due to productivity gains and leverage from increased volumes in the can shaping and retail refrigeration businesses, partially offset by the disposition of our walk-in coolers product line at the end of 2015. Operating margin increased 80 basis points, reflecting the positive impact of the disposition of the walk-in coolers product line on Refrigeration margins, benefits of productivity improvement programs, and discretionary spend management.
First quarter 2016 bookings decreased 2.0% from the prior year comparable quarter, principally due to the previously mentioned divestiture of the walk-in coolers product line. Excluding the impact of this divestiture, bookings increased by 3.7%, driven by our core refrigeration customers. Book to bill for the first quarter of 2016 was 1.13, reflecting normal seasonality.

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

Cash Flow Summary

The following table is derived from our unaudited Condensed Consolidated Statement of Cash Flows:

	Three Months Ended March 31,
Cash Flows from Continuing Operations (in thousands)	2016	2015
Net Cash Flows Provided By (Used In):
Operating activities	$133,413	$131,332
Investing activities	(425,857)	156,585
Financing activities	178,507	(416,603)

Operating Activities

Cash provided by operating activities for the three months ended March 31, 2016 increased approximately $2.1 million compared to the comparable period in 2015. This increase was primarily the result of decreases in employee bonus payments year over year and lower non-U.S. pension liabilities, largely offset by decreased earnings, lower collections on accounts receivable and higher inventory balances.

Adjusted Working Capital

We believe adjusted working capital (a non-GAAP measure calculated as accounts receivable, plus inventory, less accounts payable) provides a meaningful measure of our operational results by showing the changes caused solely by revenue. Adjusted working capital increased $38.4 million in 2016, or 3.0%, to $1.3 billion, which reflected an increase of $46.9 million in inventory and an increase in accounts payable of $55.3 million, offset by an increase of $46.8 million in accounts receivable.

Investing Activities

Cash provided by or used in investing activities generally results from cash outflows for capital expenditures and acquisitions, offset by proceeds from sales of businesses and property, plant and equipment. For the three months ended March 31, 2016, we used cash through investing activities of $425.9 million as compared to cash provided of $156.6 million for the same period of 2015, driven mainly by the following factors:

•	Proceeds from the sale of business: In 2016, we generated cash of $47.3 million from the sale of Texas Hydraulics.

•
Acquisitions: During 2016, we deployed approximately $436.1 million, net, to acquire Tokheim within the Fluids segment. In comparison, in 2015, we acquired one business for a net aggregate cash purchase price of approximately $6.5 million.

•
Capital spending: Our capital expenditures increased $9.3 million in 2016 as compared to the same period in 2015, primarily within the Fluids segment. We expect full year 2016 capital expenditures to approximate 2.3% of revenue.

We anticipate that capital expenditures and any acquisitions we make through the remainder of 2016 will be funded from available cash and internally generated funds and through the issuance of commercial paper, use of established lines of credit or public debt or equity markets, as necessary.

Financing Activities

Our cash flow from financing activities generally relates to the use of cash for the repurchase of our common stock and payments of dividends, offset by net borrowing activity and proceeds from the exercises of stock options. For the three months ended March 31, 2016 and 2015, we generated cash totaling $178.5 million and used cash totaling $416.6 million, respectively, for financing activities, with the activity primarily attributable to the following:

•
Share purchases: During the three months ended March 31, 2016, the Company repurchased no shares of common stock compared to repurchases of $200.1 million for the same period in 2015. As of March 31, 2016, the approximate number of shares still available for repurchase under the January 2015 share repurchase authorization was 6.8 million.

•
Commercial paper and notes payable: Commercial paper and notes payable, net increased in the 2016 period by $247.1 million, as we borrowed $316.4 million to fund the acquisition of Tokheim. We subsequently utilized proceeds from the sale of Texas Hydraulics and cash to pay down $61.1 million of commercial paper, net of interim period borrowings. We generally use commercial paper borrowings for general corporate purposes, as well as to fund acquisitions and repurchase common stock.

•
Dividend payments: Dividends paid to shareholders in 2016 was relatively flat as compared to 2015. Our dividends paid per common share increased 5% to $0.42 in 2016 compared to $0.40 in 2015; however, this higher dividend rate was partially offset by lower common shares outstanding for the 2016 period relative to 2015 due to approximately 5.5 million of share repurchases over the past twelve months.

•
Net proceeds from the exercise of share-based awards: Proceeds from the exercise of share-based awards were $0.6 million lower in 2016 as compared to the prior year. These proceeds have declined in recent periods as the number of stock options are diminishing and a larger number of cashless exercises of equity awards have occurred. Payments to settle tax obligations on these exercises increased $2.5 million in 2016.

Cash Flows from Discontinued Operations

Cash generated from discontinued operations of $3.5 million for the three months ended March 31, 2015 reflect the operating results of Sargent Aerospace and Datamax O'Neil prior to their sale.

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

The following table reconciles our free cash flow to cash flow provided by operating activities:

	Three Months Ended March 31,
Free Cash Flow (dollars in thousands)	2016	2015
Cash flow provided by operating activities	$133,413	$131,332
Less: Capital expenditures	(37,230)	(27,956)
Free cash flow	$96,183	$103,376
Free cash flow as a percentage of revenue	5.9%	6.0%

For the three months ended March 31, 2016, we generated free cash flow of $96.2 million, representing 5.9% of revenue and 96.8% of net earnings from continuing operations. Free cash flow in 2016 decreased $7.2 million over the prior year primarily due to an increase in capital expenditure spending of $9.2 million. We expect to generate free cash flow of approximately 11.0% of revenue for full year 2016.

Net Debt to Net Capitalization

We utilize the net debt to net capitalization calculation (a non-GAAP measure) to assess our overall financial leverage and capacity and believe the calculation is useful to investors for the same reason. The following table provides a reconciliation of net debt to net capitalization to the most directly comparable GAAP measures:

Net Debt to Net Capitalization Ratio (dollars in thousands)	March 31, 2016	December 31, 2015
Current maturities of long-term debt	$4,558	$122
Commercial paper	401,300	151,000
Long-term debt	2,610,642	2,603,655
Total debt	3,016,500	2,754,777
Less: Cash and cash equivalents	(243,720)	(362,185)
Net debt	2,772,780	2,392,592
Add: Stockholders' equity	3,698,133	3,644,575
Net capitalization	$6,470,913	$6,037,167
Net debt to net capitalization	42.8%	39.6%

Our net debt to net capitalization ratio increased to 42.8% at March 31, 2016 from 39.6% at December 31, 2015. The increase in this ratio was driven primarily by the increase in our net capitalization of $433.7 million due to higher commercial paper of $250.3 million and lower cash and cash equivalents of $118.5 million during the current year.

We use commercial paper borrowings for general corporate purposes, including the funding of acquisitions and the repurchase of our common stock. In addition, we maintain a $1.0 billion unsecured revolving credit facility with a syndicate of banks which will expire on November 10, 2020. This facility is used primarily as liquidity back-up for our commercial paper program. We have not drawn down any loans under this facility nor do we anticipate doing so. We were in compliance with revolving credit facility and our other long-term debt covenants at March 31, 2016 and had a coverage ratio of 12.3 to 1.0. We are not aware of any potential impairment to our liquidity and expect to remain in compliance with all of our debt covenants.

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

At March 31, 2016, our cash and cash equivalents totaled $243.7 million, of which $207.1 million was held outside the United States. Cash and cash equivalents are invested in highly liquid investment-grade money market instruments and bank deposits with maturities of three months or less. We regularly invest cash in excess of near-term requirements in money market instruments or short-term investments, which consist of investment grade time deposits with original maturity dates at the time of purchase of no greater than three months.

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

Goodwill

In accordance with the applicable accounting standard, we perform our annual goodwill impairment testing in the fourth quarter of each year. In addition to the annual impairment test, we are required to regularly assess whether a triggering event has occurred which would require interim impairment testing. We have considered the economic environments in which our businesses operate, particularly within those reporting units exposed to the decline in oil and gas markets, and the long-term outlook for those businesses. We have determined that a triggering event has not occurred which would require impairment testing at this time.

Recent Accounting Standards

See Part 1, Notes to Unaudited Condensed Consolidated Financial Statements, Note 18 Recent Accounting Standards.  The adoption of recent accounting standards as included in Note 18 Recent Accounting Standards in the unaudited Condensed Consolidated Financial Statements has not had and is not expected to have a significant impact on our revenue, earnings or liquidity.

Special Notes Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q, especially "Management’s Discussion and Analysis of Financial Condition and Results of Operations," contains "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. Such statements relate to, among other things, operating and strategic plans, income, earnings, cash flows, foreign exchange, changes in operations, acquisitions, industries in which Dover businesses operate, anticipated market conditions and our positioning, global economies, and operating improvements. Forward-looking statements may be indicated by words or phrases such as "anticipates," "expects," "believes," "suggests," "will," "plans," "should," "would," "could," and "forecast," or the use of the future tense and similar words or phrases. Forward-looking statements are subject to inherent risks and uncertainties that could cause actual results to differ materially from current expectations, including, but not limited to, oil and natural gas demand, production growth, and prices; changes in exploration and production spending by Dover’s customers and changes in the level of oil and natural gas exploration and development; changes in customer demand and capital spending; economic conditions generally and changes in economic conditions globally and in markets served by Dover businesses, including well activity and U.S. industrials activity; Dover’s ability to achieve expected savings from integration and other cost-control initiatives, such as lean and productivity programs as well as efforts to reduce sourcing input costs; the impact of interest rate and currency exchange rate fluctuations; the ability of Dover's businesses to expand into new geographic markets; Dover's ability to identify and successfully consummate value-adding acquisition opportunities or planned divestitures; the impact of loss of a significant customer, or loss or non-renewal of significant contracts; the ability of Dover's businesses to develop and launch new products, timing of such launches and risks relating to market acceptance by customers; the relative mix of products and services which impacts margins and operating efficiencies; increased competition and pricing pressures; the impact of loss of a single-source manufacturing facility; short-term capacity constraints; increases in the cost of raw materials; domestic and foreign governmental and public policy changes or developments, including environmental regulations, conflict minerals disclosure requirements, tax policies, trade sanctions, and export/import laws; protection and validity of patent and other intellectual property rights; the impact of legal matters and legal compliance risks; conditions and events affecting domestic and global financial and capital markets; and a downgrade in Dover's credit ratings which, among other matters, could make obtaining financing more difficult and costly. Dover refers you to the documents that it files from time to time with the Securities and Exchange Commission, such as its reports on Form 10-K for a discussion of these and other risks and uncertainties that could cause its actual results to differ materially from its current expectations and from the forward-looking statements contained herein. Dover undertakes no obligation to update any forward-looking statement, except as required by law.

The Company may, from time to time, post financial or other information on its Internet website, www.dovercorporation.com. The Internet address is for informational purposes only and is not intended for use as a hyperlink. The Company is not incorporating any material on its website into this report.

Non-GAAP Disclosures
In an effort to provide investors with additional information regarding our results as determined by generally accepted accounting principles (GAAP), we also disclose non-GAAP information that we believe provides useful information to investors. Segment EBITDA, segment EBITDA margin, free cash flow, net debt, net capitalization, the net debt to net capitalization ratio, adjusted working capital, earnings adjusted for non-recurring items, effective tax rate adjusted for discrete and other items, revenue excluding the impact of changes in foreign currency exchange rates and organic revenue growth are not financial measures under GAAP and should not be considered as a substitute for cash flows from operating activities, debt or equity, earnings, revenue or working capital as determined in accordance with GAAP, and they may not be comparable to similarly titled measures reported by other companies.  We believe that segment EBITDA and segment EBITDA margin are useful to investors and other users of our financial information in evaluating ongoing operating profitability as they exclude the depreciation and amortization expense related primarily to capital expenditures and acquisitions that occurred in prior years, as well as in evaluating operating performance in relation to our competitors. Segment EBITDA is calculated by adding back depreciation and amortization expense to segment earnings. Segment EBITDA margin is calculated as segment EBITDA divided by segment revenue. We believe (1) the net debt to net capitalization ratio and (2) free cash flow are important measures of liquidity. Net debt to net capitalization is helpful in evaluating our capital structure and the amount of leverage we employ. Free cash flow provides both management and investors a measurement of cash generated from operations that is available to fund acquisitions, pay dividends, repay debt and repurchase our common stock.  Reconciliations of free cash flow, net debt, and net capitalization can be found above in this Item 2, "Management’s Discussion and Analysis of Financial Condition and Results of Operations." We believe that reporting our effective tax rate adjusted for discrete and other items is useful to management and investors as it facilitates comparisons of our ongoing tax rate to prior and future periods and our peers. We believe that reporting adjusted working capital (also sometimes called "working capital"), which is calculated as accounts receivable, plus inventory, less accounts payable, provides a meaningful measure of our operational results by showing the changes caused solely by revenue.  We believe that reporting adjusted working capital and revenues at constant currency, which excludes the positive or negative impact of fluctuations in foreign currency exchange rates, provides a meaningful measure of our operational changes, given the global nature of our businesses. We believe that reporting organic revenue growth, which excludes the impact of foreign currency exchange rates and the impact of acquisitions, provides a useful comparison of our revenue performance and trends between periods.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There has been no significant change in our exposure to market risk during the three months ended March 31, 2016. For a discussion of our exposure to market risk, refer to Item 7A, "Quantitative and Qualitative Disclosures about Market Risk," contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 ("Form 10-K").

Item 4. Controls and Procedures

At the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2016.

During the first quarter of 2016, there were no changes in the Company’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

See Part I, Notes to unaudited Condensed Consolidated Financial Statements, Note 12 Commitments and Contingent Liabilities.

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in our Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable.

(b)	Not applicable.

(c)
In January 2015, the Board of Directors approved a new standing share repurchase authorization, whereby the Company may repurchase up to 15,000,000 shares of its common stock over the following three years. No repurchases were made in the first quarter of 2016. As of March 31, 2016, the number of shares still available for repurchase under the January 2015 share repurchase authorization was 6,771,458.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

10.1	Form of 2016 award grant letter for SSAR grants made under the Dover Corporation 2012 Equity and Cash Incentive Plan.*

10.2	Form of 2016 award grant letter for cash performance grants made under the Dover Corporation 2012 Equity and Cash Incentive Plan.*

10.3	Form of 2016 award grant letter for performance share grants made under the Dover Corporation 2012 Equity and Cash Incentive Plan.*

10.4	Form of 2016 award grant letter for RSU grants made under the Dover Corporation 2012 Equity and Cash Incentive Plan.*

31.1	Certificate pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, signed and dated by Brad M. Cerepak.

31.2	Certificate pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, signed and dated by Robert A. Livingston.

32	Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed and dated by Robert A. Livingston and Brad M. Cerepak.

101
The following materials from Dover Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 formatted in XBRL (eXtensible Business Reporting Language):  (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Statements of Comprehensive Earnings, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statement of Stockholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements.

* Executive compensation plan or arrangement

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

DOVER CORPORATION

Date:	April 21, 2016	/s/ Brad M. Cerepak
Brad M. Cerepak
Senior Vice President & Chief Financial Officer
(Principal Financial Officer)

Date:	April 21, 2016	/s/ Sandra A. Arkell
Sandra A. Arkell
Vice President, Controller
(Principal Accounting Officer)

EXHIBIT INDEX

10.1	Form of 2016 award grant letter for SSAR grants made under the Dover Corporation 2012 Equity and Cash Incentive Plan.*

10.2	Form of 2016 award grant letter for cash performance grants made under the Dover Corporation 2012 Equity and Cash Incentive Plan.*

10.3	Form of 2016 award grant letter for performance share grants made under the Dover Corporation 2012 Equity and Cash Incentive Plan.*

10.4	Form of 2016 award grant letter for RSU grants made under the Dover Corporation 2012 Equity and Cash Incentive Plan.*

31.1	Certificate pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, signed and dated by Brad M. Cerepak.

31.2	Certificate pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, signed and dated by Robert A. Livingston.

32	Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed and dated by Robert A. Livingston and Brad M. Cerepak.

101
The following materials from Dover Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 formatted in XBRL (eXtensible Business Reporting Language):  (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Statements of Comprehensive Earnings, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statement of Stockholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements.

* Executive compensation plan or arrangement