Form 10-Q
period 2016-06-30
DOVER Corp
filed 2016-07-21
CIK 29905

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

or

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

The number of shares outstanding of the Registrant’s common stock as of July 14, 2016 was 155,215,908.

Dover Corporation
Form 10-Q

Item 1. Financial Statements

DOVER CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenue	$1,686,345	$1,758,628	$3,308,618	$3,474,129
Cost of goods and services	1,055,132	1,104,060	2,088,141	2,192,402
Gross profit	631,213	654,568	1,220,477	1,281,727
Selling and administrative expenses	437,411	402,695	880,859	837,329
Operating earnings	193,802	251,873	339,618	444,398
Interest expense, net	32,157	31,988	63,871	64,025
Other income, net	(2,854)	(1,256)	(16,376)	(5,443)
Earnings before provision for income taxes and discontinued operations	164,499	221,141	292,123	385,816
Provision for income taxes	46,209	65,507	74,477	112,992
Earnings from continuing operations	118,290	155,634	217,646	272,824
Earnings from discontinued operations, net	—	176,762	—	269,082
Net earnings	$118,290	$332,396	$217,646	$541,906

Earnings per share from continuing operations:
Basic	$0.76	$0.98	$1.40	$1.70
Diluted	$0.76	$0.97	$1.39	$1.69

Earnings per share from discontinued operations:
Basic	$—	$1.11	$—	$1.68
Diluted	$—	$1.10	$—	$1.66

Net earnings per share:
Basic	$0.76	$2.10	$1.40	$3.38
Diluted	$0.76	$2.07	$1.39	$3.35

Weighted average shares outstanding:
Basic	155,180	158,640	155,122	160,137
Diluted	156,595	160,398	156,414	161,876

Dividends paid per common share	$0.42	$0.40	$0.84	$0.80

See Notes to Condensed Consolidated Financial Statements

DOVER CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Net earnings	$118,290	$332,396	$217,646	$541,906

Other comprehensive (loss) earnings, net of tax
Foreign currency translation adjustments:
Foreign currency translation (losses) gains during period	(41,992)	39,287	(33,223)	(44,542)
Reclassification of foreign currency translation gains to earnings upon sale of subsidiaries	—	(2,837)	—	(3,117)
Total foreign currency translation	(41,992)	36,450	(33,223)	(47,659)

Pension and other postretirement benefit plans:
Amortization of actuarial losses included in net periodic pension cost	1,416	2,590	2,825	5,188
Amortization of prior service costs included in net periodic pension cost	1,040	1,227	2,081	2,455
Total pension and other postretirement benefit plans	2,456	3,817	4,906	7,643

Changes in fair value of cash flow hedges:
Unrealized net (losses) gains arising during period	(162)	(807)	(211)	351
Net losses reclassified into earnings	213	570	166	471
Total cash flow hedges	51	(237)	(45)	822

Other	(448)	277	1,392	491

Other comprehensive (loss) earnings	(39,933)	40,307	(26,970)	(38,703)

Comprehensive earnings	$78,357	$372,703	$190,676	$503,203

See Notes to Condensed Consolidated Financial Statements

DOVER CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)

	June 30, 2016	December 31, 2015
Current assets:
Cash and cash equivalents	$255,140	$362,185
Receivables, net of allowances of $19,402 and $18,050	1,180,146	1,120,490
Inventories, net	833,907	802,895
Prepaid and other current assets	110,563	133,440
Total current assets	2,379,756	2,419,010
Property, plant and equipment, net	853,584	854,269
Goodwill	4,034,499	3,737,389
Intangible assets, net	1,499,894	1,413,223
Other assets and deferred charges	211,359	182,185
Total assets	$8,979,092	$8,606,076

Current liabilities:
Notes payable and current maturities of long-term debt	$344,157	$151,122
Accounts payable	723,693	650,880
Accrued compensation and employee benefits	197,166	223,039
Accrued insurance	102,219	99,642
Other accrued expenses	252,373	235,971
Federal and other taxes on income	20,759	6,528
Total current liabilities	1,640,367	1,367,182
Long-term debt, net	2,607,066	2,603,655
Deferred income taxes	593,776	575,709
Other liabilities	424,148	414,955
Stockholders' equity:
Total stockholders' equity	3,713,735	3,644,575
Total liabilities and stockholders' equity	$8,979,092	$8,606,076

See Notes to Condensed Consolidated Financial Statements

DOVER CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)
(unaudited)

	Common Stock $1 Par Value	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Earnings (Loss)	Treasury Stock	Total Stockholders' Equity
Balance at December 31, 2015	$256,113	$928,409	$7,686,642	$(254,573)	$(4,972,016)	$3,644,575
Net earnings	—	—	217,646	—	—	217,646
Dividends paid	—	—	(130,654)	—	—	(130,654)
Common stock issued for the exercise of share-based awards	211	(7,651)	—	—	—	(7,440)
Tax benefit from the exercise of share-based awards	—	2,218	—	—	—	2,218
Share-based compensation expense	—	14,360	—	—	—	14,360
Other comprehensive earnings, net of tax	—	—	—	(26,970)	—	(26,970)
Balance at June 30, 2016	$256,324	$937,336	$7,773,634	$(281,543)	$(4,972,016)	$3,713,735

Preferred Stock: $100 par value per share; 100,000 shares authorized; no shares issued.

See Notes to Condensed Consolidated Financial Statements

DOVER CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2016	2015
Operating Activities of Continuing Operations
Net earnings	$217,646	$541,906

Adjustments to reconcile net earnings to cash from operating activities:
Earnings from discontinued operations, net	—	(269,082)
Depreciation and amortization	176,698	158,209
Share-based compensation	14,360	18,851
Gain on sale of assets	(1,530)	—
Gain on sale of business	(11,228)	—
Cash effect of changes in assets and liabilities:
Accounts receivable	429	17,459
Inventories	(16,429)	861
Prepaid expenses and other assets	(5,449)	1,025
Accounts payable	5,377	6,588
Accrued compensation and employee benefits	(42,534)	(87,716)
Accrued expenses and other liabilities	16,135	(21,313)
Accrued and deferred taxes, net	11,746	(17,805)
Other, net	(23,940)	1,260
Net cash provided by operating activities of continuing operations	341,281	350,243

Investing Activities of Continuing Operations
Additions to property, plant and equipment	(72,652)	(71,763)
Acquisitions (net of cash and cash equivalents acquired)	(475,236)	(6,500)
Proceeds from the sale of property, plant and equipment	5,804	7,723
Proceeds from the sale of businesses	47,300	685,000
Other	(488)	—
Net cash (used in) provided by investing activities of continuing operations	(495,272)	614,460

Financing Activities of Continuing Operations
Purchase of common stock	—	(500,134)
Proceeds from exercise of share-based awards, including tax benefits	3,966	3,481
Change in commercial paper and notes payable, net	185,556	(396,100)
Dividends paid to stockholders	(131,253)	(127,659)
Payments to settle employee tax obligations on exercise of share-based awards	(7,440)	(4,478)
Reduction of long-term debt	—	(42)
Net cash provided by (used in) financing activities of continuing operations	50,829	(1,024,932)

Cash Flows from Discontinued Operations
Net cash used in operating activities of discontinued operations	—	(10,053)
Net cash used in investing activities of discontinued operations	—	(1,984)
Net cash used in discontinued operations	—	(12,037)

Effect of exchange rate changes on cash and cash equivalents	(3,883)	(14,147)

Net decrease in cash and cash equivalents	(107,045)	(86,413)
Cash and cash equivalents at beginning of period	362,185	681,581
Cash and cash equivalents at end of period	$255,140	$595,168

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

2. Acquisitions

During the six months ended June 30, 2016, the Company acquired three businesses within the Fluids segment for net cash consideration of $475,236.

The following acquisitions were made during the six months ended June 30, 2016.

2016 Acquisitions
Date	Type	Company / Product Line Acquired	Location (Near)	Segment
January 7	Stock	Tokheim Group S.A.S.	Dundee, UK	Fluids
Manufacturer of fuel dispensers, retail automation systems and payment solutions.
May 25	Stock	Fairbanks Environmental LTD	Skelmersdale, UK	Fluids
Provider of monitoring and optimization software and tools centered around fuel management and on-site services.
June 13	Stock	ProGauge	Milan, Italy	Fluids
Provider of automatic tank gauge solutions, including a variety of tank probes, consoles, and related software and calibration services for service stations to measure and monitor fuel tank levels.

The following presents the allocation of acquisition cost to the assets acquired and liabilities assumed, based on their estimated fair values:

Total
Current assets, net of cash acquired	$101,243
Property, plant and equipment	31,240
Goodwill	301,577
Intangible assets	192,065
Other non-current assets	5,564
Current liabilities	(105,699)
Non-current liabilities	(50,754)
Net assets acquired	$475,236

The amounts assigned to goodwill and major intangible asset classifications for the 2016 acquisitions are as follows:

	Amount allocated	Useful life (in years)
Goodwill - Non deductible	$301,577	na
Customer intangibles	101,898	10
Trademarks	24,866	15
Other intangibles	65,301	10
	$493,642

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)

The goodwill identified by these acquisitions reflect the benefits expected to be derived from product line expansion and operational synergies. Upon consummation of the acquisitions, with the exception of a minor noncontrolling interest in the Tokheim China subsidiary, these businesses are now wholly-owned by Dover.

The Company has substantially completed the purchase price allocations for the 2016 acquisitions. As additional information is obtained about these assets and liabilities within the measurement period (not to exceed one year from the date of acquisition), the Company will refine its estimates of fair value to allocate the purchase price more accurately. Purchase price allocation adjustments may arise through working capital adjustments, asset appraisals or to reflect additional facts and circumstances in existence as of the acquisition date. Identified measurement period adjustments will be recorded, including any related impacts to net earnings, in the reporting period in which the adjustments are determined and may be significant. See Note 6 Goodwill and Other Intangible Assets for purchase price adjustments.

The unaudited Condensed Consolidated Statements of Earnings include the results of these businesses from the date of acquisition.

Pro Forma Information

The following unaudited pro forma information illustrates the impact of both 2016 and 2015 acquisitions on the Company’s revenue and earnings from continuing operations for the three and six months ended June 30, 2016 and 2015. In 2015, the Company acquired four businesses in separate transactions for net cash consideration of $567,843.

The 2016 and 2015 pro forma information assumes that the 2016 and 2015 acquisitions had taken place at the beginning of the prior year. Pro forma earnings are also adjusted to reflect the comparable impact of additional depreciation and amortization expense (net of tax) resulting from the fair value measurement of tangible and intangible assets relating to 2016 and 2015 acquisitions.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenue from continuing operations:
As reported	$1,686,345	$1,758,628	$3,308,618	$3,474,129
Pro forma	1,690,286	1,884,970	3,324,674	3,725,932
Earnings from continuing operations:
As reported	$118,290	$155,634	$217,646	$272,824
Pro forma	120,556	165,251	229,031	286,930
Basic earnings per share from continuing operations:
As reported	$0.76	$0.98	$1.40	$1.70
Pro forma	0.78	1.04	1.48	1.79
Diluted earnings per share from continuing operations:
As reported	$0.76	$0.97	$1.39	$1.69
Pro forma	0.77	1.03	1.46	1.77

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)

Discontinued Operations

The results of discontinued operations for the three and six months ended June 30, 2015 reflect the net earnings of businesses held for sale, Datamax O'Neil and Sargent Aerospace, prior to their respective sale dates. On March 2, 2015, the Company completed the sale of Datamax O'Neil for total proceeds of $185,000, which resulted in a net gain on sale of $87,781. On April 24, 2015, the Company completed the sale of Sargent Aerospace for total proceeds of $500,000, which resulted in a net gain on sale of $177,800.

Summarized results of the Company’s discontinued operations are as follows:

	Three Months Ended June 30,	Six Months Ended June 30,
	2015	2015
Revenue	$8,374	$72,869

Gain on sale, net of tax	178,227	265,581

(Loss) earnings from operations before taxes	(272)	8,708
Provision for income taxes	(1,193)	(5,207)
(Loss) earnings from operations, net of tax	(1,465)	3,501

Earnings from discontinued operations, net of tax	$176,762	$269,082

The Company had no assets or liabilities classified as held for sale as of June 30, 2016 and December 31, 2015.

4. Inventories, net

	June 30, 2016	December 31, 2015
Raw materials	$354,170	$333,551
Work in progress	154,841	135,624
Finished goods	436,755	443,032
Subtotal	945,766	912,207
Less reserves	(111,859)	(109,312)
Total	$833,907	$802,895

5. Property, Plant and Equipment, net

	June 30, 2016	December 31, 2015
Land	$56,104	$55,567
Buildings and improvements	555,345	546,809
Machinery, equipment and other	1,780,162	1,772,031
Subtotal	2,391,611	2,374,407
Less accumulated depreciation	(1,538,027)	(1,520,138)
Total	$853,584	$854,269

Depreciation expense totaled $44,501 and $38,408 for the three months ended June 30, 2016 and 2015, respectively. For the six months ended June 30, 2016 and 2015, depreciation expense was $89,530 and $78,616, respectively.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)

6. Goodwill and Other Intangible Assets

The following table provides the changes in carrying value of goodwill by segment for the six months ended June 30, 2016:

	Energy	Engineered Systems	Fluids	Refrigeration & Food Equipment	Total
Balance at December 31, 2015	$1,047,180	$1,473,864	$655,745	$560,600	$3,737,389
Acquisitions	—	—	301,577	—	301,577
Purchase price adjustments	—	363	4,688	580	5,631
Disposition of business	—	(9,615)	—	—	(9,615)
Foreign currency translation	1,463	1,394	(3,747)	407	(483)
Balance at June 30, 2016	$1,048,643	$1,466,006	$958,263	$561,587	$4,034,499

As noted in Note 3 Disposed and Discontinued Operations, the Company completed the sale of its Texas Hydraulics business during the six months ended June 30, 2016. As a result of this sale, the Engineered Systems goodwill balance was reduced by $9,615.

During the six months ended June 30, 2016, the Company recorded adjustments totaling $5,631 to goodwill relating to purchase price adjustments as a result of working capital adjustments and refinements of estimates to assets acquired and liabilities assumed for the 2015 acquisitions of Gemtron, JK Group, Gala Industries and Reduction Engineering Scheer. During the three months ended June 30, 2016, the Company recorded an adjustment of $17,200 to goodwill as a result of working capital adjustments for the acquisition of Tokheim in the first quarter of 2016. This reduction in price is included in Acquisitions in the table above.

In accordance with the applicable accounting standard, Dover performs its annual goodwill impairment testing in the fourth quarter of each year. In addition to the annual impairment test, the Company is required to regularly assess whether a triggering event has occurred which would require interim impairment testing. The Company has considered the economic environments in which its businesses operate, particularly those reporting units exposed to the decline in oil and gas markets, and the long-term outlook for those businesses. The Company has determined that a triggering event has not occurred which would require impairment testing at this time.

The following table provides the gross carrying value and accumulated amortization for each major class of intangible asset:

	June 30, 2016		December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Trademarks	$175,774	$52,863	$150,926	$45,536
Patents	152,110	119,160	150,570	112,399
Customer Intangibles	1,661,639	658,738	1,567,048	595,635
Unpatented Technologies	134,203	58,896	137,919	56,495
Drawings & Manuals	39,437	22,473	34,232	15,760
Distributor Relationships	117,272	41,421	64,614	37,610
Other	26,898	19,532	23,923	18,168
Total	2,307,333	973,083	2,129,232	881,603
Unamortized intangible assets:
Trademarks	165,644		165,594
Total intangible assets, net	$1,499,894		$1,413,223

Amortization expense totaled $43,593 and $39,619 for the three months ended June 30, 2016 and 2015, respectively. For the six months ended June 30, 2016 and 2015, amortization expense was $87,168 and $79,593, respectively.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)

7. Restructuring Activities

The following table details restructuring charges incurred by segment for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Energy	$5,610	$2,556	$12,026	$20,378
Engineered Systems	773	747	2,740	5,102
Fluids	2,764	58	7,990	2,155
Refrigeration & Food Equipment	52	(243)	73	(525)
Corporate	—	—	757	111
Total	$9,199	$3,118	$23,586	$27,221

These amounts are classified in the unaudited Condensed Consolidated Statements of Earnings as follows:

Cost of goods and services	$4,329	$2,474	$10,180	$9,928
Selling and administrative expenses	4,870	644	13,406	17,293
Total	$9,199	$3,118	$23,586	$27,221

The restructuring expenses of $9,199 and $23,586 incurred in the three and six months ended June 30, 2016 related to restructuring programs initiated during 2016 and 2015. These programs are designed to better align the Company's costs and operations with current market conditions through targeted facility consolidations, headcount reductions and other measures to further optimize operations. The Company expects the programs currently underway to be substantially completed in the next twelve to eighteen months.

The $9,199 of restructuring charges incurred during the second quarter of 2016 primarily included the following items:

•
The Energy segment incurred restructuring charges of $5,610 related to various programs across the segment focused on workforce reductions and field and facility consolidations. These programs were initiated to better align cost base with the anticipated demand environment.

•	The Fluids segment recorded $2,764 of restructuring charges principally related to headcount reductions and facility consolidations at various businesses across the segment.

•	The Engineered Systems segment and Refrigeration and Food Equipment segment incurred restructuring charges related primarily to headcount reductions.

The following table details the Company’s severance and other restructuring accrual activity:

	Severance	Exit	Total
Balance at December 31, 2015	$11,036	$2,955	$13,991
Restructuring charges	17,052	6,534	23,586
Payments	(16,973)	(2,595)	(19,568)
Foreign currency translation	10	36	46
Other, including write-offs of fixed assets and acquired balances	2,374	(2,374)	—
Balance at June 30, 2016	$13,499	$4,556	$18,055

The accrual balance at June 30, 2016 primarily reflects restructuring plans initiated during the year, as well as ongoing lease commitment obligations for facilities closed in earlier periods.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)

8. Borrowings

Borrowings consist of the following:

	June 30, 2016	December 31, 2015
Short-term
Current portion of long-term debt	$7,157	$122
Commercial paper	337,000	151,000
	$344,157	$151,122

	June 30, 2016	December 31, 2015
Long-term
5.45% 10-year notes due March 15, 2018	349,423	349,258
2.125% 7-year notes due December 1, 2020 (Euro-denominated)	330,303	328,592
4.30% 10-year notes due March 1, 2021	449,878	449,865
3.150% 10-year notes due November 15, 2025	397,105	396,951
6.65% 30-year debentures due June 1, 2028	199,569	199,552
5.375% 30-year debentures due October 15, 2035	296,924	296,844
6.60% 30-year notes due March 15, 2038	248,080	248,036
5.375% 30-year notes due March 1, 2041	346,069	345,989
Other, less current installments	2,496	2,255
Total long-term debt	2,619,847	2,617,342
Unamortized debt issuance costs	(12,781)	(13,687)
Long-term debt, net of debt issuance costs	$2,607,066	$2,603,655

The Company adopted new accounting guidance effective January 1, 2016 which requires debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct reduction of the carrying amount of the related debt. Upon adoption, the Company reclassified $13,687 from assets to long-term debt to reflect this guidance in the comparable balance as of December 31, 2015.

The Company maintains a $1.0 billion five-year unsecured revolving credit facility with a syndicate of banks (the "Credit Agreement") which expires on November 10, 2020. The Company was in compliance with its revolving credit and other long-term debt covenants at June 30, 2016 and had a coverage ratio of 9.7 to 1.0. The Company primarily uses this facility as liquidity back-up for its commercial paper program and has not drawn down any loans under the facility and does not anticipate doing so. The Company generally uses commercial paper borrowings for general corporate purposes, funding of acquisitions, and repurchases of its common stock.

Interest expense and interest income for the three and six months ended June 30, 2016 and 2015 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Interest expense	$33,779	$33,053	$67,097	$66,058
Interest income	(1,622)	(1,065)	(3,226)	(2,033)
Interest expense, net	$32,157	$31,988	$63,871	$64,025

Letters of Credit

As of June 30, 2016, the Company had approximately $100,319 outstanding in letters of credit and guarantees with financial institutions which expire at various dates within 2016 through 2023. These letters of credit are primarily maintained as security for insurance, warranty, and other performance obligations.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)

9. Financial Instruments

Derivatives

The Company is exposed to market risk for changes in foreign currency exchange rates due to the global nature of its operations and certain commodity risks. In order to manage these risks the Company has hedged portions of its forecasted sales and purchases to occur within the next twelve months that are denominated in non-functional currencies, with currency forward or collar contracts designated as cash flow hedges. At June 30, 2016 and December 31, 2015, the Company had contracts with U.S. dollar equivalent notional amounts of $41,375 and $37,735, respectively, to exchange foreign currencies, principally the U.S. dollar, Chinese Yuan, Pound Sterling, Canadian Dollar, and Euro. The Company believes it is probable that all forecasted cash flow transactions will occur.

In addition, the Company had outstanding contracts with a total notional amount of $72,022 and $51,369 at June 30, 2016 and December 31, 2015, respectively, that are not designated as hedging instruments. These instruments are used to reduce the Company's exposure for operating receivables and payables that are denominated in non-functional currencies.

The following table sets forth the fair values of derivative instruments held by the Company as of June 30, 2016 and December 31, 2015 and the balance sheet lines in which they are recorded:

	Fair Value Asset (Liability)
	June 30, 2016	December 31, 2015	Balance Sheet Caption
Foreign currency forward / collar contracts	$329	$170	Prepaid / Other assets
Foreign currency forward / collar contracts	(551)	(452)	Other accrued expenses

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

Gains (losses) on net investment hedges are recognized in other compressive earnings (losses) as a part of foreign currency translation adjustments as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Gain (loss) on Euro-denominated debt	$4,500	$(6,975)	$(1,665)	$28,375
Loss on Swiss franc cross-currency swap	—	(2,716)	—	(4,049)
Total gain (loss) on net investment hedges before tax	4,500	(9,691)	(1,665)	24,326
Tax (expense) benefit	(1,575)	3,392	583	(8,514)
Net gain (loss) on net investment hedges, net of tax	$2,925	$(6,299)	$(1,082)	$15,812

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

The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2016 and December 31, 2015:

	June 30, 2016	December 31, 2015
	Level 2	Level 2
Assets:
Foreign currency cash flow hedges	$329	$170
Liabilities:
Foreign currency cash flow hedges	551	452

In addition to fair value disclosure requirements related to financial instruments carried at fair value, accounting standards require interim disclosures regarding the fair value of all of the Company’s financial instruments.

The estimated fair value of long-term debt, net of unamortized debt issuance costs at June 30, 2016 and December 31, 2015 was $3,103,540 and $2,880,734, respectively, compared to the carrying value of $2,607,066 and $2,603,655, respectively. The estimated fair value of long-term debt is based on quoted market prices for similar instruments and is, therefore, classified as Level 2 within the fair value hierarchy.

The carrying values of cash and cash equivalents, trade receivables, accounts payable, and notes payable are reasonable estimates of their fair values as of June 30, 2016 and December 31, 2015 due to the short-term nature of these instruments.

10. Income Taxes

The effective tax rates for continuing operations for the three months ended June 30, 2016 and 2015 were 28.1% and 29.6%, respectively. Excluding unfavorable net discrete items in each period, the effective tax rates for the three months ended June 30, 2016 and 2015 were 27.3% and 29.3%, respectively. The discrete items for the three months ended June 30, 2016 resulted primarily from reassessment of the realizable benefits of certain state credits. The 2015 discrete items principally resulted from the conclusion of certain state tax audits and an adjustment of the tax accounts to the return filed. The reduction in the effective tax rate year over year is principally due to a change in the geographic mix of earnings as well as restructuring of foreign operations.

The effective tax rates for continuing operations for the six months ended June 30, 2016 and 2015 were 25.5% and 29.3%, respectively. Excluding net discrete items in each period, the effective tax rate for the six months ended June 30, 2016 and 2015 was 27.6% and 29.3%, respectively. The decrease in the effective tax rate for the six months ended June 30, 2016 relative to the prior year is primarily due to the revaluation of deferred tax balances as a result of a tax rate reduction in a non U.S. jurisdiction.

Dover and its subsidiaries file tax returns in the U.S., including various state and local returns, and in other foreign jurisdictions.  We believe adequate provision has been made for all income tax uncertainties. The Company is routinely audited by taxing authorities in its filing jurisdictions, and a number of these audits are currently underway. The Company believes that within the next twelve months uncertain tax positions may be resolved and statutes of limitations will expire, which could result in a decrease

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)

in the gross amount of unrecognized tax benefits of approximately zero to $18,310. A portion of these unrecognized tax benefits relate to companies previously reported as discontinued operations.

11. Equity Incentive Program

The Company typically grants equity awards annually at its regularly scheduled first quarter meeting of the Compensation Committee of the Board of Directors. During the first and second quarters of 2016, the Company issued stock-settled appreciation rights ("SARs") covering 1,346,354 shares, performance share awards of 79,561 and restricted stock units of 244,707.

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

The fair value and average attainment used in determining compensation cost for the performance shares issued in 2015 and 2016 is as follows for the six months ended June 30, 2016:

	Performance shares
	2016	2015
Fair value per share at date of grant	$57.25	$73.28
Average attainment rate reflected in expense	45.14%	29.81%

Stock-based compensation is reported within selling and administrative expenses in the accompanying unaudited Condensed Consolidated Statements of Earnings. The following table summarizes the Company’s compensation expense relating to all stock-based incentive plans:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Pre-tax compensation expense	$2,973	$5,464	$14,360	$18,851
Tax benefit	(1,030)	(1,917)	(5,080)	(6,681)
Total stock-based compensation expense, net of tax	$1,943	$3,547	$9,280	$12,170

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)

12. Commitments and Contingent Liabilities

Litigation

A few of the Company’s subsidiaries are involved in legal proceedings relating to the cleanup of waste disposal sites identified under federal and state statutes that provide for the allocation of such costs among "potentially responsible parties." In each instance, the extent of the Company’s liability appears to be very small in relation to the total projected expenditures and the number of other "potentially responsible parties" involved and is anticipated to be immaterial to the Company. In addition, a few of the Company’s subsidiaries are involved in ongoing remedial activities at certain current and former plant sites, in cooperation with regulatory agencies, and appropriate reserves have been established. At June 30, 2016 and December 31, 2015, the Company has reserves totaling $31,806 and $30,595, respectively, for environmental and other matters, including private party claims for exposure to hazardous substances, that are probable and estimable.

The Company and certain of its subsidiaries are also parties to a number of other legal proceedings incidental to their businesses. These proceedings primarily involve claims by private parties alleging injury arising out of use of the Company’s products, patent infringement, employment matters, and commercial disputes. Management and legal counsel, at least quarterly, review the probable outcome of such proceedings, the costs and expenses reasonably expected to be incurred and currently accrued to-date, and the availability and extent of insurance coverage. The Company has reserves for legal matters that are probable and estimable and not otherwise covered by insurance, and at June 30, 2016 and December 31, 2015, these reserves are not significant. While it is not possible at this time to predict the outcome of these legal actions, in the opinion of management, based on the aforementioned reviews, the Company is not currently involved in any legal proceedings which, individually or in the aggregate, could have a material effect on its financial position, results of operations, or cash flows.

Warranty Accruals

Estimated warranty program claims are provided for at the time of sale. Amounts provided for are based on historical costs and adjusted for new claims. The changes in the carrying amount of product warranties through June 30, 2016 and 2015 are as follows:

	2016	2015
Beginning Balance, January 1	$44,466	$49,388
Provision for warranties	29,148	24,877
Settlements made	(26,649)	(28,390)
Other adjustments, including acquisitions and currency translation	3,011	(517)
Ending balance, June 30	$49,976	$45,358

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)

The following tables set forth the components of the Company’s net periodic expense relating to retirement benefit plans:

Qualified Defined Benefits

	Three Months Ended June 30,				Six Months Ended June 30,
	U.S. Plan		Non-U.S. Plans		U.S. Plan		Non-U.S. Plans
	2016	2015	2016	2015	2016	2015	2016	2015
Service Cost	$3,479	$3,916	$1,405	$1,663	$6,957	$7,831	$2,778	$3,351
Interest Cost	5,761	5,791	1,394	1,476	11,523	11,582	2,769	2,962
Expected return on plan assets	(9,699)	(10,393)	(1,974)	(2,011)	(19,397)	(20,786)	(3,922)	(4,030)
Amortization:
Prior service cost	183	224	(100)	22	366	448	(199)	45
Recognized actuarial loss	1,610	3,155	675	661	3,219	6,310	1,340	1,336
Transition obligation	—	—	1	9	—	—	2	18
Curtailments, special termination benefits, and settlements	—	—	—	1		810		3
Net periodic expense	$1,334	$2,693	$1,401	$1,821	$2,668	$6,195	$2,768	$3,685

Non-Qualified Supplemental Benefits

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Service Cost	$739	$935	$1,479	$1,870
Interest Cost	1,317	1,265	2,634	2,531
Amortization:
Prior service cost	1,566	1,732	3,133	3,464
Recognized actuarial (gain) loss	(140)	72	(280)	143
Net periodic expense	$3,482	$4,004	$6,966	$8,008

Post-Retirement Plans

The Company also maintains post retirement benefit plans, although these plans are effectively closed to new entrants. The supplemental and post retirement benefit plans are supported by the general assets of the Company. The following table sets forth the components of the Company’s net periodic expense relating to its post-retirement benefit plans:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Service Cost	$13	$40	$26	$81
Interest Cost	104	128	209	256
Amortization:
Prior service cost	(35)	(93)	(71)	(186)
Recognized actuarial gain	(59)	(7)	(118)	(15)
Net periodic expense	$23	$68	$46	$136

The total amount amortized out of accumulated other comprehensive income into net periodic pension and post-retirement expense totaled $3,701 and $5,775 for the three months ended June 30, 2016 and 2015, respectively, and $7,392 and $11,563 for the six months ended June 30, 2016 and 2015, respectively.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)

Defined Contribution Retirement Plans

The Company also offers defined contribution retirement plans which cover the majority of its U.S. employees, as well as employees in certain other countries. The Company’s expense relating to defined contribution plans was $8,349, and $8,005 for the three months ended June 30, 2016 and 2015, respectively, and $18,157 and $17,011 for the six months ended June 30, 2016 and 2015.

14. Other Comprehensive Earnings (Loss)

The amounts recognized in other comprehensive (loss) earnings were as follows:

	Three Months Ended			Three Months Ended
	June 30, 2016			June 30, 2015
	Pre-tax	Tax	Net of tax	Pre-tax	Tax	Net of tax
Foreign currency translation adjustments	$(40,417)	$(1,575)	$(41,992)	$33,058	$3,392	$36,450
Pension and other postretirement benefit plans	3,701	(1,245)	2,456	5,775	(1,958)	3,817
Changes in fair value of cash flow hedges	78	(27)	51	(364)	127	(237)
Other	(507)	59	(448)	317	(40)	277
Total other comprehensive (loss) earnings	$(37,145)	$(2,788)	$(39,933)	$38,786	$1,521	$40,307

Foreign currency translation adjustments for the three months ended June 30, 2016 and 2015 include a pre-tax gain of $4,500 and a pre-tax loss $9,691, respectively, on the Company's net investment hedges, which resulted in a tax expense of $1,575 and tax benefit of $3,392 reflected in other comprehensive income for the respective periods. See also Note 9 Financial Instruments.

	Six Months Ended			Six Months Ended
	June 30, 2016			June 30, 2015
	Pre-tax	Tax	Net of tax	Pre-tax	Tax	Net of tax
Foreign currency translation adjustments	$(33,806)	$583	$(33,223)	$(39,145)	$(8,514)	$(47,659)
Pension and other postretirement benefit plans	7,392	(2,486)	4,906	11,563	(3,920)	7,643
Changes in fair value of cash flow hedges	(69)	24	(45)	1,265	(443)	822
Other	1,584	(192)	1,392	558	(67)	491
Total other comprehensive loss	$(24,899)	$(2,071)	$(26,970)	$(25,759)	$(12,944)	$(38,703)
Foreign currency translation adjustments for the six months ended June 30, 2016 include pre-tax losses of $1,665 on the Company's net investment hedges, which result in a tax benefit of $583 reflected in other comprehensive income. The six months ended June 30, 2015 reflect gains of $24,326 on these hedges, which resulted a tax expense of $8,514 included in other comprehensive income. See also Note 9 Financial Instruments.
Total comprehensive earnings were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net earnings	$118,290	$332,396	$217,646	$541,906
Other comprehensive (loss) earnings	(39,933)	40,307	(26,970)	(38,703)
Comprehensive earnings	$78,357	$372,703	$190,676	$503,203

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)

Amounts reclassified from accumulated other comprehensive earnings (loss) to earnings (loss) during the three and six months ended June 30, 2016 and 2015 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Pension and postretirement benefit plans:
Amortization of actuarial losses	$2,087	$3,890	$4,163	$7,792
Amortization of prior service costs	1,614	1,885	3,229	3,771
Total before tax	3,701	5,775	7,392	11,563
Tax provision	(1,245)	(1,958)	(2,486)	(3,920)
Net of tax	$2,456	$3,817	$4,906	$7,643

Cash flow hedges:
Net gains reclassified into earnings	$328	$877	$256	$724
Tax provision	(115)	(307)	(90)	(253)
Net of tax	$213	$570	$166	$471

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

15. Segment Information

For management reporting and performance evaluation purposes, the Company categorizes its operating companies into four distinct reportable segments. Segment financial information and a reconciliation of segment results to consolidated results is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenue:
Energy	$259,008	$366,044	$542,238	$796,467
Engineered Systems	592,432	593,091	1,169,427	1,166,287
Fluids	405,838	351,511	804,900	691,747
Refrigeration & Food Equipment	429,386	448,115	792,638	820,212
Intra-segment eliminations	(319)	(133)	(585)	(584)
Total consolidated revenue	$1,686,345	$1,758,628	$3,308,618	$3,474,129

Earnings from continuing operations:
Segment (loss) earnings:
Energy	$(75)	$40,909	$11,169	$93,214
Engineered Systems	104,034	96,702	197,782	184,851
Fluids	54,033	70,168	100,080	124,802
Refrigeration & Food Equipment	63,230	65,732	101,391	101,882
Total segments	221,222	273,511	410,422	504,749
Corporate expense / other (1)	24,566	20,382	54,428	54,908
Net interest expense	32,157	31,988	63,871	64,025
Earnings before provision for income taxes and discontinued operations	164,499	221,141	292,123	385,816
Provision for taxes	46,209	65,507	74,477	112,992
Earnings from continuing operations	$118,290	$155,634	$217,646	$272,824

(1)
Certain expenses are maintained at the corporate level and not allocated to the segments. These expenses include executive and functional compensation costs, non-service pension costs, non-operating insurance expenses, and various administrative expenses relating to the corporate headquarters.

16. Share Repurchases

In January 2015, the Board of Directors approved a standing share repurchase authorization, whereby the Company may repurchase up to 15,000,000 shares of its common stock over the following three years. This plan replaced all previously authorized repurchase programs. During the three and six months ended June 30, 2016, the Company repurchased no shares of common stock under the January 2015 authorization. As of June 30, 2016, there were 6,771,458 shares available for repurchase under this plan.

A summary of share repurchase activity during the three and six months ended June 30, 2015 is as follows:

	Three Months Ended June 30,	Six Months Ended June 30,
	2015	2015
Shares of common stock repurchased	3,965,253	6,718,418
Spending on share repurchases (in thousands)	$300,079	$500,134
Average price paid per share	$75.68	$74.44

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)

17. Earnings per Share

The following table sets forth a reconciliation of the information used in computing basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Earnings from continuing operations	$118,290	$155,634	$217,646	$272,824
Earnings from discontinued operations, net	—	176,762	—	269,082
Net earnings	$118,290	$332,396	$217,646	$541,906

Basic earnings per common share:
Earnings from continuing operations	$0.76	$0.98	$1.40	$1.70
Earnings from discontinued operations, net	$—	$1.11	$—	$1.68
Net earnings	$0.76	$2.10	$1.40	$3.38

Weighted average shares outstanding	155,180,000	158,640,000	155,122,000	160,137,000

Diluted earnings per common share:
Earnings from continuing operations	$0.76	$0.97	$1.39	$1.69
Earnings from discontinued operations, net	$—	$1.10	$—	$1.66
Net earnings	$0.76	$2.07	$1.39	$3.35

Weighted average shares outstanding	156,595,000	160,398,000	156,414,000	161,876,000

The following table is a reconciliation of the share amounts used in computing earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Weighted average shares outstanding - Basic	155,180,000	158,640,000	155,122,000	160,137,000
Dilutive effect of assumed exercise of employee stock options and SARs and vesting of performance shares	1,415,000	1,758,000	1,292,000	1,739,000
Weighted average shares outstanding - Diluted	156,595,000	160,398,000	156,414,000	161,876,000

Diluted per share amounts are computed using the weighted-average number of common shares and, if dilutive, potential common shares outstanding during the period.  Potential common shares consist of the incremental common shares issuable upon the exercise of stock options and SARs, and vesting of performance shares and restricted shares, as determined using the treasury stock method.

The weighted average number of anti-dilutive potential common shares excluded from the calculation above were approximately 60,000 and 45,000 for the three months ended June 30, 2016 and 2015, respectively, and 65,000 and 35,000 for the six months ended June 30, 2016 and 2015, respectively.

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

In February 2016, the FASB issued ASU 2016-02, Leases, which amends existing guidance to require lessees to recognize assets and liabilities on the balance sheet for the rights and obligations created by long-term leases and to disclose additional quantitative and qualitative information about leasing arrangements. This ASU also provides clarifications surrounding the presentation of the effects of leases in the income statement and statement of cash flows. This guidance will be effective for the Company on January 1, 2019. The Company is currently evaluating this new guidance to determine the impact it will have on its consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, that introduces a new five-step revenue recognition model in which an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU also requires disclosures sufficient to enable users to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers, including qualitative and quantitative disclosures about contracts with customers, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. This guidance will be effective for the Company January 1, 2018. The FASB has also issued the following standards which clarify ASU 2014-09 and have the same effective date as the original standard: ASU No. 2016-12, Revenue from Contracts with Customers: Narrow-Scope Improvements and Practical Expedients and ASU 2016-10 Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing. The Company is currently evaluating this guidance to determine the impact it will have on its consolidated financial statements.

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

Throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operations ("MD&A"), we refer to measures used by management to evaluate performance as well as liquidity, including a number of financial measures that are not defined under accounting principles generally accepted in the United States of America ("GAAP"). We believe these measures provide investors with important information that is useful in understanding our business results and trends. Explanations within this MD&A provide more details on the use and derivation of these measures.

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

The following table shows the percentage of total revenue and segment earnings generated by each of our four segments for the three months ended June 30, 2016 and 2015:

	Revenue		Segment Earnings
	Three Months Ended June 30,		Three Months Ended June 30,
	2016	2015	2016	2015
Energy	15.4%	20.8%	—%	15.0%
Engineered Systems	35.1%	33.7%	47.0%	35.4%
Fluids	24.0%	20.0%	24.4%	25.6%
Refrigeration & Food Equipment	25.5%	25.5%	28.6%	24.0%

Second quarter revenue of $1.7 billion decreased 4.1% from $1.8 billion, as compared to the second quarter 2015. Results were driven by an organic revenue decline of 6.5%, principally within our Energy segment, a decrease due to disposed businesses of 3.1%, and an unfavorable impact from foreign currency translation of 0.4%. This decline was partially offset by acquisition-related revenue growth of 5.9%, primarily within the Fluids segment.

The organic revenue decline was primarily driven by our Energy, and to a lesser extent, Fluids segments as a result of continued weakness in U.S. oil and gas-related end markets. This decline in organic revenue for our Energy and Fluids segments was partially offset by organic revenue growth of 2.0% and 1.1% in our Engineered Systems and Refrigeration & Food Equipment segments, respectively.

From a geographic perspective, North America results decreased largely driven by organic declines in the U.S. as a result of exposure to oil and gas markets. Excluding our Energy segment, our U.S. industrial activity remained solid, growing organically by low single digits year-over-year. Results in Asia and Europe both decreased on an organic basis compared to the prior year, although Asia grew organically on a sequential basis from the first quarter.

We continue to adjust our cost structure to better align with the current economic environment. During the second quarter of 2016, previously announced plans resulted in restructuring charges of $9.2 million. These actions were primarily within our Energy and Fluids segments with charges of $5.6 million and $2.8 million, respectively. We currently expect full year 2016 restructuring expenses of approximately $40.0 million. We expect to realize cost savings of approximately $95.0 million to $105.0 million in 2016 as a result of programs previously initiated as well as those enacted in 2016.

In addition to our acquisition of the dispenser and system businesses of Tokheim Group S.A.S ("Tokheim") in the first quarter of 2016, we completed the acquisition of two smaller businesses in the retail fueling space in the second quarter of 2016. The total aggregate purchase price of these three acquisitions, net of cash acquired, was $475.2 million for the six months ended June 30, 2016. These businesses joined our Fluid Transfer end market within the Fluids segment and enables us to provide an end-to-end solution to our global retail fueling customers. During the second quarter 2016, we also entered into an agreement to acquire Wayne Fueling Systems Ltd. ("Wayne") for $780 million in cash, which we expect to close in the second half of the year. Upon close, Wayne will also join our Fluids segment.

While there are positive indicators in several areas, we are reducing our full-year expectations. Within our Fluids segment, we expect reduced activity as a result of our direct oil and gas exposure, lower capital spending from certain integrated energy customers, and project timing. Within our Refrigeration and Food Equipment segment, we anticipate certain large can shaping equipment orders and shipments will be deferred to 2017. Therefore, we have lowered our full year revenue growth expectations and our full year EPS guidance. We now expect full year revenue to decline approximately 3% to 5%. Within this forecast, organic revenue is expected to decline 6% to 8%. Our forecast for foreign currency exchange and acquisition growth, net of dispositions, is unchanged. In total, full year EPS is expected to be in the range of $3.35 - $3.45.

CONSOLIDATED RESULTS OF OPERATIONS

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in thousands, except per share figures)	2016	2015	% Change	2016	2015	% Change
Revenue	$1,686,345	$1,758,628	(4.1)%	$3,308,618	$3,474,129	(4.8)%
Cost of goods and services	1,055,132	1,104,060	(4.4)%	2,088,141	2,192,402	(4.8)%
Gross profit	631,213	654,568	(3.6)%	1,220,477	1,281,727	(4.8)%
Gross profit margin	37.4%	37.2%	0.2	36.9%	36.9%	—

Selling and administrative expenses	437,411	402,695	8.6%	880,859	837,329	5.2%
Selling and administrative as a percent of revenue	25.9%	22.9%	3.0%	26.6%	24.1%	2.5%

Interest expense, net	32,157	31,988	0.5%	63,871	64,025	(0.2)%
Other income, net	(2,854)	(1,256)	nm*	(16,376)	(5,443)	nm*

Provision for income taxes	46,209	65,507	(29.5)%	74,477	112,992	(34.1)%
Effective tax rate	28.1%	29.6%	(1.5)	25.5%	29.3%	(3.8)

Earnings from continuing operations	118,290	155,634	(24.0)%	217,646	272,824	(20.2)%
Earnings from discontinued operations, net	—	176,762	nm*	—	269,082	nm*
Earnings from continuing operations per common share - diluted	$0.76	$0.97	(21.6)%	$1.39	$1.69	(17.8)%
* nm - not meaningful

Revenue

Second quarter revenue decreased $72.3 million, or 4.1%, from the comparable period. Results were driven by an organic revenue decline of 6.5%, principally within our Energy segment, a decrease due to disposed businesses of 3.1%, and an unfavorable impact from foreign currency translation of 0.4%. This decline was partially offset by acquisition-related revenue growth of 5.9%, primarily within the Fluids segment.

Revenue for the six months ended June 30, 2016 decreased $165.5 million, or 4.8%, from the comparable period. The decrease primarily reflects organic revenue decline of 7.0%, driven by the weaknesses in oil and gas markets. Growth of 5.7% related to acquisitions was offset by a decrease due to disposed businesses of 2.5% and an unfavorable impact from foreign currency of 1.0%.

Gross Profit

Gross profit for the second quarter of 2016 decreased $23.4 million, or 3.6%, from the comparable period, consistent with the declining revenues for the period. Gross profit margin increased 20 basis points primarily due to increased productivity and manufacturing improvements as well as benefits from prior restructuring actions.

For the six months ended June 30, 2016, gross profit decreased $61.3 million, or 4.8%, from the comparable period, consistent with declining revenues for the period, but gross profit margin remained unchanged at 36.9%.

Selling and Administrative Expenses

Selling and administrative expenses for the second quarter of 2016 increased $34.7 million, or 8.6%, from the comparable period, reflecting the impact of recent acquisitions, including the related depreciation and amortization expense, as well as increased restructuring charges, offset by the benefits of previously implemented cost reduction actions. As a percentage of revenue, selling and administrative expenses increased 300 basis points in 2016 to 25.9%, reflecting deleveraging of fixed administrative costs and acquisition-related costs on lower revenue.

For the six months ended June 30, 2016, selling and administrative expenses increased $43.5 million, or 5.2%, from the comparable period, reflecting the impact of recent acquisitions, including the related depreciation and amortization expense offset by $3.9 million lower restructuring charges intended to align our businesses with anticipated market conditions. As a percentage of revenue, selling and administrative expenses increased 250 basis points as compared to the prior year period, due to the same drivers as noted for the quarter over quarter period.

Non-Operating Items

Interest expense, net

Net interest expense for the second quarter of 2016 increased $0.2 million, or 0.5%, from the comparable period. This increase was primarily due to higher interest rates on higher average balances of commercial paper, offset by a lower interest rate on $400.0 million notes issued during the fourth quarter of 2015 that replaced $300.0 million notes with a higher interest rate.

Net interest expense for the six months ended June 30, 2016 decreased $0.2 million, or 0.2%, from the comparable period, primarily due to lower interest on the aforementioned notes, offset by higher interest rates on higher average balances of commercial paper.

Other income, net

Other income of $2.9 million for the three months ended June 30, 2016 primarily consists of $1.2 million of foreign currency exchange gains resulting from the remeasurement of foreign currency denominated balances. The prior year income of $1.3 million primarily reflects a one-time favorable legal settlement.

Other income of $16.4 million for the six months ended June 30, 2016 primarily consists of the $11.2 million pre-tax gain on the sale of Texas Hydraulics and $2.3 million of foreign currency exchange gains resulting from the remeasurement of foreign currency denominated balances. The prior year income of $5.4 million primarily reflects a one-time favorable insurance settlement of $3.6 million and the aforementioned legal settlement of $1.2 million, as well as earnings from unconsolidated investments of $1.5 million. The income items were offset by approximately $1.0 million of foreign exchange losses from the remeasurement of balances denominated in foreign currencies.

Income Taxes

The effective tax rates for continuing operations for the three months ended June 30, 2016 and 2015 were 28.1% and 29.6%, respectively. Excluding unfavorable net discrete items in each period, the effective tax rates for the three months ended June 30, 2016 and 2015 were 27.3% and 29.3%, respectively. The discrete items for the three months ended June 30, 2016 resulted primarily from reassessment of the realizable benefits of certain state credits. The 2015 discrete items principally resulted from the conclusion of certain state tax audits and an adjustment of the tax accounts to the return filed. The reduction in the effective tax rate year over year is principally due to a change in the geographic mix of earnings as well as restructuring of foreign operations.

The effective tax rates for continuing operations for the six months ended June 30, 2016 and 2015 were 25.5% and 29.3%, respectively. Excluding net discrete items in each period, the effective tax rate for the six months ended June 30, 2016 and 2015 was 27.6% and 29.3%, respectively. The decrease in the effective tax rate for the six months ended June 30, 2016 relative to the prior year is primarily due to the revaluation of deferred tax balances as a result of a tax rate reduction in a non U.S. jurisdiction.

Additionally, in the second quarter of 2015, we generated a $325.0 million gain for tax purposes on the sale of Sargent Aerospace. The tax liability resulting from the sale was $108.0 million which reflects utilization of the $8.6 million tax benefit generated in the first quarter by the sale of Datamax O'Neil. This gain and related tax provision are reflected within discontinued operations. See Note 3 Disposed and Discontinued Operations in our Condensed Consolidated Financial Statements for further discussion.

Dover and its subsidiaries file tax returns in the U.S., including various state and local returns, and in other foreign jurisdictions.  We believe adequate provision has been made for all income tax uncertainties. The Company is routinely audited by taxing authorities in its filing jurisdictions, and a number of these audits are currently underway. The Company believes that within the next twelve months uncertain tax positions may be resolved and statutes of limitations will expire, which could result in a decrease in the gross amount of unrecognized tax benefits of approximately zero to $18.3 million. A portion of these unrecognized tax benefits relate to companies previously reported as discontinued operations.

Earnings from Continuing Operations

Earnings from continuing operations for the three months ended June 30, 2016 decreased 24.0% to $118.3 million, or $0.76 diluted earnings per share. For the six months ended June 30, 2016, earnings from continuing operations decreased 20.2% to $217.6 million. The decrease in earnings is primarily the result of weak market conditions in our Energy segment, and to a lesser extent, those businesses within our Fluids segment exposed to oil and gas markets.  Earnings was also impacted by increased acquisition-related depreciation and amortization and deal costs, as well as costs associated with idling facilities in our Energy segment and unfavorable legal and insurance settlements.  These results were partially offset by earnings improvements in our Engineered Systems segment, most notably in our Printing & Identification businesses where leverage on volume and operational improvements more than offset the decline in volume seen in in our Industrials platform. The decrease in earnings per share reflects the decrease in earnings, offset by lower weighted average shares outstanding for the 2016 period relative to the prior year.

Discontinued Operations

The results of discontinued operations for the three and six months ended June 30, 2015 reflect the net earnings of businesses that were held for sale until their disposition date. We completed the sale of Datamax O'Neil in the first quarter of 2015 for a gain on sale of $87.8 million. We also sold Sargent Aerospace in the second quarter of 2015 for a gain on sale of $177.8 million. These gains are reflected in earnings from discontinued operations.

Restructuring Activities

The restructuring expenses of $9.2 million and $23.6 million incurred in the three and six months ended June 30, 2016 relate to restructuring programs initiated during 2016 and 2015. These programs are designed to better align our costs and operations with current market conditions through targeted facility consolidations, headcount reductions and other measures. We currently expect full year 2016 restructuring expenses of approximately $40.0 million, inclusive of our actions taken to date, principally within our Energy and Fluids segments. We expect the programs currently underway to be substantially completed in the next twelve to eighteen months.

The $9.2 million of restructuring charges incurred during the second quarter of 2016 primarily included the following items:

•
The Energy segment incurred restructuring charges of $5.6 million related to various programs across the segment focused on workforce reductions and field and facility consolidations. These programs were initiated to better align cost base with the anticipated demand environment.

•	The Fluids segment recorded $2.8 million of restructuring charges principally related to headcount reductions and facility consolidations at various businesses across the segment.

•	The Engineered Systems segment and Refrigeration and Food Equipment segment incurred restructuring charges related primarily to headcount reductions.

For the three and six months ended June 30, 2015, we incurred restructuring charges of $3.1 million and $27.2 million, respectively, for programs at several targeted facilities to optimize cost structure across several of the segments. See Note 7 Restructuring Activities for further discussion.

SEGMENT RESULTS OF OPERATIONS

Energy
Our Energy segment, serving the Drilling & Production, Bearings & Compression, and Automation end markets, is a provider of customer-driven solutions and services for safe and efficient production and processing of fuels worldwide and has a strong presence in the bearings and compression components and automation markets.

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in thousands)	2016	2015	% Change	2016	2015	% Change
Revenue:
Drilling & Production	$164,288	$247,080	(33.5)%	$352,648	$546,238	(35.4)%
Bearings & Compression	68,549	79,616	(13.9)%	132,993	157,207	(15.4)%
Automation	26,171	39,348	(33.5)%	56,597	93,022	(39.2)%
Total	$259,008	$366,044	(29.2)%	$542,238	$796,467	(31.9)%

Segment (loss) earnings	$(75)	$40,909	(100.2)%	$11,169	$93,214	(88.0)%
Operating margin	0.0%	11.2%		2.1%	11.7%

Segment EBITDA	$33,214	$73,649	(54.9)%	$78,618	$160,381	(51.0)%
Segment EBITDA margin	12.8%	20.1%		14.5%	20.1%

Other measures:
Depreciation and amortization	$33,289	$32,740	1.7%	$67,449	$67,167	0.4%
Bookings	246,021	345,079	(28.7)%	519,466	761,707	(31.8)%
Backlog				129,873	194,819	(33.3)%

Components of revenue decline:			Q2 2016 vs. Q2 2015			YTD 2016 vs. 2015
Organic decline			(28.4)%			(30.9)%
Acquisitions			—%			—%
Foreign currency translation			(0.8)%			(1.0)%
			(29.2)%			(31.9)%

Second Quarter 2016 Compared to the Second Quarter 2015

Energy revenue decreased $107.0 million, or 29.2%, in the second quarter of 2016 as compared to the second quarter of 2015, comprised of an organic revenue decline of 28.4% and an unfavorable impact from foreign currency translation of 0.8%. Within the Energy segment, market activity levels, which have been declining since the fourth quarter of 2014, reached new lows early in the second quarter of 2016 with regards to decreased U.S. rig count and reduced end-customer capital spending. These reductions were seen broadly across our end markets. Customer pricing unfavorably impacted revenue by approximately 1.8% in the second quarter of 2016.

•
Drilling & Production end market revenue (representing 63.4% of segment revenue) decreased $82.8 million, or 33.5%, due to declines in U.S. rig count and end-customer capital spending in our North American markets. Our customers continue to delay and significantly limit their capital spending due to uncertainty within the oil and gas markets they serve and to conserve cash.

•
Bearings & Compression end market revenue (representing 26.5% of segment revenue) decreased $11.1 million, or 13.9%, as U.S. OEM end-user demand weakened within its end markets, especially with oil and gas customers.

•
Automation end market revenue (representing 10.1% of segment revenue) decreased $13.2 million, or 33.5%. This decrease was driven by customer project delays, as low oil prices and market uncertainties continued to drive reduced capital spending by well service and exploration and production companies.

Segment earnings decreased $41.0 million, or 100.2%, for our Energy segment, as compared to the prior year quarter, primarily driven by lower volume across our Energy businesses, most significantly within the Drilling & Production and Automation end markets and higher restructuring charges of $3.1 million. Also included in these results were approximately $4.5 million in costs associated with the decision to suspend production for two weeks at several facilities, as well as approximately $2.2 million in insurance and legal settlements.

Operating margin declined from 11.2% to 0.0%, as compared to the prior year quarter, mainly due to the aforementioned impact of weak market dynamics resulting in significantly decreased volumes, and other costs.

Bookings for the second quarter decreased 28.7% from the prior year quarter, reflecting ongoing market weakness. Book-to-bill was 0.95.

Six Months Ended June 30, 2016 Compared to the Six Months Ended June 30, 2015

Revenue generated by our Energy segment for the six months ended June 30, 2016 decreased $254.2 million, or 31.9%, comprised of an organic revenue decline of 30.9% and an unfavorable impact from foreign currency translation of 1.0%. Volume decline across the segment, due to the aforementioned market deterioration in the North American oil and gas markets, drove the overall decrease in revenue. Customer pricing unfavorably impacted revenue by approximately 1.3% for the six months ended June 30, 2016.

Earnings for the six months ended June 30, 2016 decreased $82.0 million, or 88.0%, as compared to the prior year to date. The decrease was driven by the aforementioned market deterioration in the North American oil and gas markets.

Engineered Systems
Our Engineered Systems segment is comprised of two platforms, Printing & Identification and Industrials, and is focused on the design, manufacture and service of critical equipment and components serving the fast-moving consumer goods, digital textile printing, vehicle service, environmental solutions and industrial end markets.

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in thousands)	2016	2015	% Change	2016	2015	% Change
Revenue:
Printing & Identification	$263,648	$229,934	14.7%	$503,329	$460,115	9.4%
Industrials	328,784	363,157	(9.5)%	666,098	706,172	(5.7)%
Total	$592,432	$593,091	(0.1)%	$1,169,427	$1,166,287	0.3%

Segment earnings	$104,034	$96,702	7.6%	$197,782	$184,851	7.0%
Operating margin	17.6%	16.3%		16.9%	15.8%

Segment EBITDA	$120,109	$111,094	8.1%	$229,893	$213,769	7.5%
Segment EBITDA margin	20.3%	18.7%		19.7%	18.3%

Other measures:
Depreciation and amortization	$16,075	$14,392	11.7%	$32,111	$28,918	11.0%

Bookings:
Printing & Identification	$266,490	$224,203	18.9%	$509,059	$459,820	10.7%
Industrials	304,345	336,173	(9.5)%	634,302	673,243	(5.8)%
	$570,835	$560,376	1.9%	$1,143,361	$1,133,063	0.9%
Backlog:
Printing & Identification				$104,509	$103,403	1.1%
Industrials				210,646	248,592	(15.3)%
				$315,155	$351,995	(10.5)%

Components of revenue decline:			Q2 2016 vs. Q2 2015			YTD 2016 vs. 2015
Organic growth			2.0%			2.3%
Acquisitions			3.2%			3.1%
Dispositions			(4.3)%			(3.6)%
Foreign currency translation			(1.0)%			(1.5)%
			(0.1)%			0.3%

Second Quarter 2016 Compared to the Second Quarter 2015

Engineered Systems revenue for the second quarter of 2016 decreased $0.7 million, or 0.1%, as compared to the second quarter of 2015 primarily driven by dispositions of 4.3% and an unfavorable impact from foreign currency of 1.0%, offset by organic growth of 2.0% and acquisition-related growth of 3.2%. Customer pricing favorably impacted revenue by approximately 0.3% in the second quarter of 2016.

•
Revenue of our Printing & Identification platform (representing 44.5% of segment revenue) increased $33.7 million, or 14.7%, primarily driven by organic growth of 8.6% and acquisition-related growth of 8.2%, offset by the negative impact of foreign currency translation of 2.1%. Organic revenue growth was primarily driven by solid activity in our global marking and coding and digital printing equipment businesses.

•
Revenue of our Industrials platform (representing 55.5% of segment revenue) decreased $34.4 million, or 9.5%, as compared to the prior year quarter. The decrease was primarily due to the impact of the disposition in the first quarter of 2016 of Texas Hydraulics of 7.1%, a decrease in organic revenue of 2.2%, and a minimal unfavorable impact of foreign currency translation of 0.2%. The organic revenue decline was primarily impacted by customer order timing in our environmental solutions business, and to a lesser extent, softness in select international markets.  This decrease was partially offset by strong growth in our businesses that serve the automotive lift and motorsport end markets.

Engineered Systems segment earnings increased $7.3 million, or 7.6%, as compared to the prior year quarter, reflecting leverage of organic revenue growth and productivity improvements. Operating margin primarily improved as a result of organic revenue growth, productivity gains, and product mix.

Segment bookings increased slightly by 1.9% as compared to the prior year quarter. Book-to-bill for Printing & Identification was 1.01, while Industrials was 0.93, driven by customer order timing. Overall, book-to-bill was 0.96.

Six Months Ended June 30, 2016 Compared to the Six Months Ended June 30, 2015

Engineered Systems revenue for the six months ended June 30, 2016 increased $3.1 million, or 0.3%, comprised of 2.3% organic revenue growth, 3.1% growth from recent acquisitions, offset by a decrease of 3.6% due to dispositions, and an unfavorable impact from foreign currency of 1.5%. The revenue trends for the six-month period were relatively consistent in each of our end markets to those outlined for the quarter. Customer pricing favorably impacted revenue by approximately 0.4% for the six months ended June 30, 2016.

Earnings for the six months ended June 30, 2016 increased 7.0% as compared to the 2015 period driven primarily by organic revenue growth, acquisition growth, and productivity improvements.

Fluids
Our Fluids segment, serving the Fluid Transfer and Pumps end markets, is focused on the safe handling of critical fluids across the retail fueling, chemical, hygienic, oil and gas, and industrial end markets.

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in thousands)	2016	2015	% Change	2016	2015	% Change
Revenue:
Fluid Transfer	$248,418	$196,696	26.3%	$486,575	$391,867	24.2%
Pumps	157,420	154,815	1.7%	318,325	299,880	6.2%
	$405,838	$351,511	15.5%	$804,900	$691,747	16.4%

Segment earnings	$54,033	$70,168	(23.0)%	$100,080	$124,802	(19.8)%
Operating margin	13.3%	20.0%		12.4%	18.0%

Segment EBITDA	$75,014	$83,816	(10.5)%	$141,572	$152,298	(7.0)%
Segment EBITDA margin	18.5%	23.8%		17.6%	22.0%

Other measures:
Depreciation and amortization	$20,981	$13,648	53.7%	$41,492	$27,496	50.9%
Bookings	413,767	333,695	24.0%	832,112	673,005	23.6%
Backlog				315,786	240,389	31.4%

Components of revenue decline:			Q2 2016 vs. Q2 2015			YTD 2016 vs. 2015
Organic decline			(7.9)%			(5.7)%
Acquisitions			24.0%			23.4%
Dispositions			(0.2)%			(0.4)%
Foreign currency translation			(0.4)%			(0.9)%
			15.5%			16.4%

Second Quarter 2016 Compared to the Second Quarter 2015

Fluids revenue for the second quarter of 2016 increased $54.3 million, or 15.5%, comprised of acquisition-related growth of 24.0%, offset by an organic decline of 7.9%, and an unfavorable impact from foreign currency translation of 0.4%. The decline in organic revenue impacted both the Fluid Transfer and Pumps end markets as a result of weak oil and gas markets and the associated effect of reduced capital spending by our customers. Customer pricing favorably impacted revenue by approximately 0.6% in the second quarter of 2016.

•
Fluid Transfer revenue (representing 61.2% of segment revenue) increased $51.7 million, or 26.3%, as compared to the prior year quarter. This revenue increase was primarily driven by our acquisitions in the first half of the year offset by the impact of reduced capital spending by certain integrated energy customers and project timing.

•
Pumps revenue (representing 38.8% of segment revenue) increased $2.6 million, or 1.7%, as compared with the prior year quarter, primarily driven by our fourth quarter 2015 acquisitions offset by the impacts of lower activity in upstream oil and gas-related pump end markets.

Earnings in our Fluids segment decreased $16.1 million, or 23.0%, over the prior year quarter, driven by lower volume, increased acquisition-related depreciation and amortization expense, and acquisition related deal costs of approximately $4 million. These were partially offset by productivity improvements, focused controlled spending, and the benefits of restructuring programs. Operating margin decreased 670 basis points as a result of lower organic volume, impact of acquisitions, deal costs and incremental restructuring costs of $2.7 million.

Overall bookings increased 24.0% as compared to the prior year quarter, primarily reflecting the positive impact of acquisitions. Book to bill was 1.02.

Six Months Ended June 30, 2016 Compared to the Six Months Ended June 30, 2015

Fluids segment revenue increased $113.2 million, or 16.4%, as compared to the six months ended June 30, 2015, attributable to 23.4% acquisition-related growth, offset by 5.7% organic decline, and an unfavorable impact from foreign currency translation of 0.9%. The decline in organic revenue was a result of the aforementioned weak oil and gas markets and the associated effect of reduced capital spending by our customers. Customer pricing favorably impacted revenue by approximately 0.8% for the six months ended June 30, 2016.
Fluids segment earnings decreased $24.7 million, or 19.8%, for the six months ended June 30, 2016. Operating margin decreased 560 basis points due primarily to lower volume, higher depreciation and amortization expense related to recent acquisitions, and higher restructuring charges of $5.8 million as compared to the prior year.

Refrigeration & Food Equipment
Our Refrigeration & Food Equipment segment is a provider of innovative and energy efficient equipment and systems serving the commercial refrigeration and food service end markets.

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in thousands)	2016	2015	% Change	2016	2015	% Change
Revenue:
Refrigeration	$332,647	$348,912	(4.7)%	$611,937	$639,628	(4.3)%
Food Equipment	96,739	99,203	(2.5)%	180,701	180,584	0.1%
Total	$429,386	$448,115	(4.2)%	$792,638	$820,212	(3.4)%

Segment earnings	$63,230	$65,732	(3.8)%	$101,391	$101,882	(0.5)%
Operating margin	14.7%	14.7%		12.8%	12.4%

Segment EBITDA	$80,111	$82,138	(2.5)%	$135,000	$134,746	0.2%
Segment EBITDA margin	18.7%	18.3%		17.0%	16.4%

Other measures:
Depreciation and amortization	$16,881	$16,406	2.9%	$33,609	$32,864	2.3%
Bookings	468,661	486,793	(3.7)%	880,028	906,452	(2.9)%
Backlog				332,312	373,193	(11.0)%

Components of revenue decline:			Q2 2016 vs. Q2 2015			YTD 2016 vs. 2015
Organic growth			1.1%			2.0%
Acquisitions			—%			—%
Dispositions			(5.6)%			(5.3)%
Foreign currency translation			0.3%			(0.1)%
			(4.2)%			(3.4)%

Second Quarter 2016 Compared to the Second Quarter 2015

Refrigeration & Food Equipment segment revenue decreased $18.7 million, or 4.2%, as compared to the second quarter of 2015, comprised of organic revenue growth of 1.1% and favorable foreign currency translation of 0.3%, which was more than offset by disposition impact of 5.6%. The organic revenue growth was driven by an increase in volume of 1.8%, offset by unfavorable customer pricing of 0.6% driven by contractual pass through of metal costs.

•
Refrigeration revenue (representing 77.5% of segment revenue) decreased $16.2 million, or 4.7%, quarter over quarter, primarily driven by the disposition of our walk-in coolers product line at the end of 2015. The impact of this disposition was partially offset by organic volume growth driven by strong display case and specialty product activity in our retail refrigeration markets.

•
Food Equipment revenue (representing 22.5% of segment revenue) decreased $2.5 million, or 2.5%, compared with the prior year quarter, mainly driven by weak food processing equipment results, partially offset by growth in our commercial foodservice and can-shaping equipment businesses.

Refrigeration & Food Equipment segment earnings decreased $2.5 million, or 3.8%, as compared to the second quarter of 2015 primarily due to the disposition of our walk-in coolers product line at the end of 2015, partially offset by productivity gains and leverage from increased volumes in the can shaping and retail refrigeration businesses. Operating margin remained unchanged from last year.
Second quarter 2016 bookings decreased 3.7% from the prior year comparable quarter, principally due to the previously mentioned divestiture of the walk-in coolers product line. Excluding the impact of this divestiture, bookings increased by 3.6%, driven by our core refrigeration customers. Book to bill for the second quarter of 2016 was 1.09, reflecting normal seasonality.

Six Months Ended June 30, 2016 Compared to the Six Months Ended June 30, 2015

Refrigeration & Food Equipment segment revenue decreased $27.6 million, or 3.4%, compared to the six months ended June 30, 2015, primarily due to the disposition impact of 5.3%, offset by organic revenue growth of 2.0%. The revenue trends for the six month period were relatively consistent in each of our end markets to those outlined for the quarter. Customer pricing unfavorably impacted revenue by approximately 0.7% for the six months ended June 30, 2016.
Refrigeration & Food Equipment segment earnings decreased $0.5 million, or 0.5%, for the six months ended June 30, 2016, as compared to the prior year period, and operating margin was relatively flat. The decrease in earnings and the minimal change to operating margin were due to the same drivers outlined for the quarter.

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

Cash Flow Summary

The following table is derived from our unaudited Condensed Consolidated Statement of Cash Flows:

	Six Months Ended June 30,
Cash Flows from Continuing Operations (in thousands)	2016	2015
Net Cash Flows Provided By (Used In):
Operating activities	$341,281	$350,243
Investing activities	(495,272)	614,460
Financing activities	50,829	(1,024,932)

Operating Activities

Cash provided by operating activities for the six months ended June 30, 2016 decreased approximately $9.0 million compared to the comparable period in 2015. This decrease was primarily the result of lower earnings from continuing operations, lower collections on accounts receivable, and higher inventory balances, offset by decreases in employee bonus payments year over year and lower non-U.S. pension liabilities.

We also believe adjusted working capital (a non-GAAP measure calculated as accounts receivable, plus inventory, less accounts payable) provides a meaningful measure of our operational results by showing the changes caused solely by revenue. Adjusted working capital increased $17.9 million in 2016, or 1.4%, to $1.3 billion, which reflected an increase of $31.0 million in inventory and an increase of $59.7 million in accounts receivable, offset by an increase in accounts payable of $72.8 million.

Investing Activities

Cash provided by or used in investing activities generally results from cash outflows for capital expenditures and acquisitions, offset by proceeds from sales of businesses and property, plant and equipment. For the six months ended June 30, 2016, we used cash through investing activities of $495.3 million as compared to cash provided of $614.5 million for the same period of 2015, driven mainly by the following factors:

•
Proceeds from the sale of business: In 2016, we generated cash of $47.3 million from the sale of Texas Hydraulics. In 2015, we generated cash of $685.0 million from from the sales of Datamax O'Neil and Sargent Aerospace.

•
Acquisitions: During 2016, we deployed approximately $475.2 million, net, to acquire Tokheim, Fairbanks, and ProGauge within the Fluids segment. In comparison, in 2015, we acquired one business for a net aggregate cash purchase price of approximately $6.5 million.

•
Capital spending: Our capital expenditures increased $0.9 million in 2016 as compared to the same period in 2015, primarily within the Fluids segment. We expect full year 2016 capital expenditures to approximate 2.3% of revenue.

We anticipate that capital expenditures and any acquisitions we make through the remainder of 2016 will be funded from available cash and internally generated funds and through the issuance of commercial paper, use of established lines of credit or public or private debt or equity markets, as necessary.

Financing Activities

Our cash flow from financing activities generally relates to the use of cash for the repurchase of our common stock and payments of dividends, offset by net borrowing activity and proceeds from the exercises of stock options. For the six months ended June 30, 2016 and 2015, we generated cash totaling $50.8 million and used cash totaling $1.0 billion, respectively, for financing activities, with the activity primarily attributable to the following:

•
Share purchases: During the six months ended June 30, 2016, the Company did not repurchase any shares of common stock compared to repurchases of $500.1 million for the same period in 2015. As of June 30, 2016, the approximate number of shares available for repurchase under the January 2015 share repurchase authorization was 6.8 million.

•
Commercial paper and notes payable: Commercial paper and notes payable, net increased in the 2016 period by $185.6 million, as we borrowed $316.4 million to fund the acquisition of Tokheim. We subsequently utilized proceeds from the sale of Texas Hydraulics and cash to pay down $47.3 million of commercial paper. We primarily use commercial paper borrowings for general corporate purposes, as well as to fund acquisitions and repurchase common stock.

•
Dividend payments: Dividends paid to shareholders in 2016 was relatively flat as compared to 2015. Our dividends paid per common share increased 5% to $0.84 in 2016 compared to $0.80 in 2015; however, this higher dividend rate was partially offset by lower common shares outstanding for the 2016 period relative to 2015 due to approximately 1.5 million of share repurchases over the past twelve months.

•
Net proceeds from the exercise of share-based awards: Proceeds from the exercise of share-based awards were $0.5 million higher in 2016 as compared to the prior year. These proceeds have declined in recent periods as the number of stock options are diminishing and a larger number of cashless exercises of equity awards have occurred. Payments to settle tax obligations on these exercises increased $3.0 million in 2016.

Cash Flows from Discontinued Operations

Cash used in discontinued operations of $12.0 million for the six months ended June 30, 2015 reflect the operating results of Sargent Aerospace and Datamax O'Neil prior to their sale.

Liquidity and Capital Resources

Free Cash Flow

In addition to measuring our cash flow generation and usage based upon the operating, investing and financing classifications included in the unaudited Condensed Consolidated Statement of Cash Flows, we also measure free cash flow (a non-GAAP measure) which represents net cash provided by operating activities minus capital expenditures as set forth in the unaudited Condensed Consolidated Statements of Cash Flows.  We believe that free cash flow is an important measure of operating performance because it provides management and investors a measurement of cash generated from operations that is available for mandatory payment obligations and investment opportunities, such as funding acquisitions, paying dividends, repaying debt and repurchasing our common stock.

The following table reconciles our free cash flow to cash flow provided by operating activities:

	Six Months Ended June 30,
Free Cash Flow (dollars in thousands)	2016	2015
Cash flow provided by operating activities	$341,281	$350,243
Less: Capital expenditures	(72,652)	(71,763)
Free cash flow	$268,629	$278,480
Free cash flow as a percentage of revenue	8.1%	8.0%

For the six months ended June 30, 2016, we generated free cash flow of $268.6 million, representing 8.1% of revenue and 123.4% of net earnings from continuing operations. Free cash flow in 2016 decreased $9.9 million over the prior year primarily due to lower cash flow provided by operations. Based on historical performance, we are targeting to generate free cash flow of approximately 11% of revenue for the full year 2016.

Capitalization

We use commercial paper borrowings for general corporate purposes, including the funding of acquisitions and the repurchase of our common stock. In addition, we maintain a $1.0 billion unsecured revolving credit facility with a syndicate of banks which will expire on November 10, 2020. This facility is used primarily as liquidity back-up for our commercial paper program. We have not drawn down any loans under this facility nor do we anticipate doing so. We were in compliance with revolving credit facility and our other long-term debt covenants at June 30, 2016 and had a coverage ratio of 9.7 to 1.0. We are not aware of any potential impairment to our liquidity and expect to remain in compliance with all of our debt covenants.

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

At June 30, 2016, our cash and cash equivalents totaled $255.1 million, of which $229.6 million was held outside the United States. Cash and cash equivalents are invested in highly liquid investment-grade money market instruments and bank deposits with maturities of three months or less. We regularly invest cash in excess of near-term requirements in money market instruments or short-term investments, which consist of investment grade time deposits with original maturity dates at the time of purchase of no greater than three months.

We utilize the net debt to net capitalization calculation (a non-GAAP measure) to assess our overall financial leverage and capacity and believe the calculation is useful to investors for the same reason. Net debt represents total debt minus cash and cash equivalents. Net capitalization represents net debt plus stockholders' equity. The following table provides a reconciliation of net debt to net capitalization to the most directly comparable GAAP measures:

Net Debt to Net Capitalization Ratio (dollars in thousands)	June 30, 2016	December 31, 2015
Current maturities of long-term debt	$7,157	$122
Commercial paper	337,000	151,000
Notes payable and current maturities of long-term debt	344,157	151,122
Long-term debt	2,607,066	2,603,655
Total debt	2,951,223	2,754,777
Less: Cash and cash equivalents	(255,140)	(362,185)
Net debt	2,696,083	2,392,592
Add: Stockholders' equity	3,713,735	3,644,575
Net capitalization	$6,409,818	$6,037,167
Net debt to net capitalization	42.1%	39.6%

Our net debt to net capitalization ratio increased to 42.1% at June 30, 2016 from 39.6% at December 31, 2015. The increase in this ratio was driven primarily by the increase in our net capitalization of $372.7 million due to higher commercial paper of $186.0 million and lower cash and cash equivalents of $107.0 million.

Our ability to obtain debt financing at comparable risk-based interest rates is partly a function of our existing cash-flow-to-debt and debt-to-capitalization levels as well as our current credit standing. Our credit ratings, which are independently developed by the respective rating agencies, were revised as follows as of June 30, 2016:

	Short Term Rating	Long Term Rating	Outlook
Moody's	P-2	A3	Stable
Standard & Poor's	A-2	A-	Negative
Fitch	F2	A-	Negative

Operating cash flow and access to capital markets are expected to satisfy our various cash flow requirements, including acquisitions and capital expenditures. Acquisition spending and/or share repurchases could potentially increase our debt. We believe that existing sources of liquidity are adequate to meet anticipated funding needs at current risk-based interest rates for the foreseeable future.

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

Non-GAAP Disclosures
In an effort to provide investors with additional information regarding our results as determined by GAAP, we also disclose non-GAAP information that we believe provides useful information to investors. Segment EBITDA, segment EBITDA margin, free cash flow, net debt, net capitalization, the net debt to net capitalization ratio, adjusted working capital, earnings adjusted for non-recurring items, effective tax rate adjusted for discrete and other items, revenue excluding the impact of changes in foreign currency exchange rates and organic revenue growth are not financial measures under GAAP and should not be considered as a substitute for cash flows from operating activities, debt or equity, earnings, revenue or working capital as determined in accordance with GAAP, and they may not be comparable to similarly titled measures reported by other companies.  We believe that segment EBITDA and segment EBITDA margin are useful to investors and other users of our financial information in evaluating ongoing operating profitability as they exclude the depreciation and amortization expense related primarily to capital expenditures and acquisitions that occurred in prior years, as well as in evaluating operating performance in relation to our competitors. Segment EBITDA is calculated by adding back depreciation and amortization expense to segment earnings, which is the most directly comparable GAAP measure. We do not present segment net income because corporate expenses are not allocated at a segment level.  Segment EBITDA margin is calculated as segment EBITDA divided by segment revenue. Definitions uses and reconciliations of free cash flow, net debt, and net capitalization can be found above in this Item 2, "Management’s Discussion and Analysis of Financial Condition and Results of Operations." We believe that reporting our effective tax rate adjusted for discrete and other items is useful to management and investors as it facilitates comparisons of our ongoing tax rate to prior and future periods and our peers. We believe that reporting adjusted working capital and revenues at constant currency, which excludes the positive or negative impact of fluctuations in foreign currency exchange rates, provides a meaningful measure of our operational changes, given the global nature of our businesses. We believe that reporting organic revenue growth, which excludes the impact of foreign currency exchange rates and the impact of acquisitions, provides a useful comparison of our revenue performance and trends between periods.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There has been no significant change in our exposure to market risk during the six months ended June 30, 2016. For a discussion of our exposure to market risk, refer to Item 7A, "Quantitative and Qualitative Disclosures about Market Risk," contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 ("Form 10-K").

Item 4. Controls and Procedures

At the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2016.

During the second quarter of 2016, there were no changes in the Company’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

(c)
In January 2015, the Board of Directors approved a new standing share repurchase authorization, whereby the Company may repurchase up to 15,000,000 shares of its common stock over the following three years. No repurchases were made in the second quarter of 2016. As of June 30, 2016, the number of shares still available for repurchase under the January 2015 share repurchase authorization was 6,771,458.

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

101
The following materials from Dover Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 formatted in XBRL (eXtensible Business Reporting Language):  (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Statements of Comprehensive Earnings, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statement of Stockholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

DOVER CORPORATION

Date:	July 21, 2016	/s/ Brad M. Cerepak
Brad M. Cerepak
Senior Vice President & Chief Financial Officer
(Principal Financial Officer)

Date:	July 21, 2016	/s/ Sandra A. Arkell
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

101
The following materials from Dover Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 formatted in XBRL (eXtensible Business Reporting Language):  (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Statements of Comprehensive Earnings, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statement of Stockholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements.