Form 10-Q
period 2016-09-30
DOVER Corp
filed 2016-10-19
CIK 29905

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

or

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

The number of shares outstanding of the Registrant’s common stock as of October 12, 2016 was 155,346,834.

Dover Corporation
Form 10-Q

Item 1. Financial Statements

DOVER CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenue	$1,707,763	$1,787,582	$5,016,381	$5,261,711
Cost of goods and services	1,075,975	1,114,974	3,164,116	3,307,376
Gross profit	631,788	672,608	1,852,265	1,954,335
Selling and administrative expenses	421,042	395,688	1,301,901	1,233,017
Operating earnings	210,746	276,920	550,364	721,318
Interest expense, net	32,994	31,983	96,865	96,008
Other income, net	(3,424)	(367)	(19,800)	(5,810)
Earnings before provision for income taxes and discontinued operations	181,176	245,304	473,299	631,120
Provision for income taxes	51,092	58,821	125,569	171,813
Earnings from continuing operations	130,084	186,483	347,730	459,307
(Losses) earnings from discontinued operations, net	—	(385)	—	268,697
Net earnings	$130,084	$186,098	$347,730	$728,004

Earnings per share from continuing operations:
Basic	$0.84	$1.20	$2.24	$2.90
Diluted	$0.83	$1.19	$2.22	$2.87

Earnings per share from discontinued operations:
Basic	$—	$—	$—	$1.70
Diluted	$—	$—	$—	$1.68

Net earnings per share:
Basic	$0.84	$1.20	$2.24	$4.59
Diluted	$0.83	$1.19	$2.22	$4.55

Weighted average shares outstanding:
Basic	155,300	155,300	155,182	158,507
Diluted	156,798	156,560	156,562	160,112

Dividends paid per common share	$0.44	$0.42	$1.28	$1.22

See Notes to Condensed Consolidated Financial Statements

DOVER CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Net earnings	$130,084	$186,098	$347,730	$728,004

Other comprehensive earnings (loss), net of tax
Foreign currency translation adjustments:
Foreign currency translation gains (losses) during period	11,489	(57,213)	(21,734)	(101,755)
Reclassification of foreign currency translation gains to earnings upon sale of subsidiaries	—	—	—	(3,117)
Total foreign currency translation	11,489	(57,213)	(21,734)	(104,872)

Pension and other postretirement benefit plans:
Amortization of actuarial losses included in net periodic pension cost	1,413	2,575	4,238	7,763
Amortization of prior service costs included in net periodic pension cost	1,040	1,227	3,121	3,682
Total pension and other postretirement benefit plans	2,453	3,802	7,359	11,445

Changes in fair value of cash flow hedges:
Unrealized net (losses) gains arising during period	(282)	185	(493)	536
Net (losses) gains reclassified into earnings	(36)	(678)	131	(207)
Total cash flow hedges	(318)	(493)	(362)	329

Other	240	393	1,632	884

Other comprehensive earnings (loss)	13,864	(53,511)	(13,105)	(92,214)

Comprehensive earnings	$143,948	$132,587	$334,625	$635,790

See Notes to Condensed Consolidated Financial Statements

DOVER CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)

	September 30, 2016	December 31, 2015
Current assets:
Cash and cash equivalents	$514,755	$362,185
Receivables, net of allowances of $19,757 and $18,050	1,199,137	1,120,490
Inventories, net	828,286	802,895
Prepaid and other current assets	119,419	133,440
Assets held for sale	77,370	—
Total current assets	2,738,967	2,419,010
Property, plant and equipment, net	839,430	854,269
Goodwill	4,039,935	3,737,389
Intangible assets, net	1,475,757	1,413,223
Other assets and deferred charges	204,194	182,185
Total assets	$9,298,283	$8,606,076

Current liabilities:
Notes payable and current maturities of long-term debt	$513,980	$151,122
Accounts payable	748,799	650,880
Accrued compensation and employee benefits	221,278	223,039
Accrued insurance	101,225	99,642
Other accrued expenses	260,063	235,971
Liabilities held for sale	20,278	—
Federal and other taxes on income	25,448	6,528
Total current liabilities	1,891,071	1,367,182
Long-term debt, net	2,613,761	2,603,655
Deferred income taxes	586,408	575,709
Other liabilities	418,143	414,955
Stockholders' equity:
Total stockholders' equity	3,788,900	3,644,575
Total liabilities and stockholders' equity	$9,298,283	$8,606,076

See Notes to Condensed Consolidated Financial Statements

DOVER CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)
(unaudited)

	Common Stock $1 Par Value	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Losses)	Treasury Stock	Total Stockholders' Equity
Balance at December 31, 2015	$256,113	$928,409	$7,686,642	$(254,573)	$(4,972,016)	$3,644,575
Net earnings	—	—	347,730	—	—	347,730
Dividends paid	—	—	(199,159)	—	—	(199,159)
Common stock issued for the exercise of share-based awards	338	(13,362)	—	—	—	(13,024)
Tax benefit from the exercise of share-based awards	—	4,092	—	—	—	4,092
Share-based compensation expense	—	17,791	—	—	—	17,791
Other comprehensive losses, net of tax	—	—	—	(13,105)	—	(13,105)
Balance at September 30, 2016	$256,451	$936,930	$7,835,213	$(267,678)	$(4,972,016)	$3,788,900

Preferred Stock: $100 par value per share; 100,000 shares authorized; no shares issued.

See Notes to Condensed Consolidated Financial Statements

DOVER CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2016	2015
Operating Activities of Continuing Operations
Net earnings	$347,730	$728,004

Adjustments to reconcile net earnings to cash from operating activities:
Earnings from discontinued operations, net	—	(268,697)
Depreciation and amortization	263,421	235,383
Stock-based compensation expense	17,791	25,525
Gain on sale of assets	(3,466)	—
Gain on sale of business	(11,228)	—
Cash effect of changes in assets and liabilities:
Accounts receivable	(31,791)	(40,528)
Inventories	(21,223)	22,058
Prepaid expenses and other assets	(15,932)	(1,441)
Accounts payable	38,582	33,979
Accrued compensation and employee benefits	(15,999)	(63,487)
Accrued expenses and other liabilities	23,076	(5,943)
Accrued and deferred taxes, net	8,565	(16,623)
Other, net	(26,580)	(15,774)
Net cash provided by operating activities of continuing operations	572,946	632,456

Investing Activities of Continuing Operations
Additions to property, plant and equipment	(115,768)	(111,279)
Acquisitions, net of cash and cash equivalents acquired	(501,828)	(6,500)
Proceeds from sale of property, plant and equipment	9,971	9,471
Proceeds from sale of businesses	47,300	689,314
Other	(1,057)	—
Net cash (used in) provided by investing activities of continuing operations	(561,382)	581,006

Financing Activities of Continuing Operations
Purchase of common stock	—	(600,164)
Proceeds from exercise of share-based awards, including tax benefits	6,828	3,626
Change in commercial paper and notes payable	355,275	(316,800)
Dividends paid to stockholders	(199,759)	(192,744)
Payments to settle employee tax obligations on exercise of share-based awards	(13,024)	(4,808)
Reduction of long-term debt	—	(76)
Net cash provided by (used in) financing activities of continuing operations	149,320	(1,110,966)

Cash Flows from Discontinued Operations
Net cash used in operating activities of discontinued operations	—	(91,689)
Net cash used in investing activities of discontinued operations	—	(1,984)
Net cash used in discontinued operations	—	(93,673)

Effect of exchange rate changes on cash and cash equivalents	(8,314)	(27,731)

Net increase (decrease) in cash and cash equivalents	152,570	(18,908)
Cash and cash equivalents at beginning of period	362,185	681,581
Cash and cash equivalents at end of period	$514,755	$662,673

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

2. Acquisitions

During the nine months ended September 30, 2016, the Company acquired four businesses in separate transactions for net cash consideration of $501,828. The businesses were acquired to complement and expand upon existing operations within the Engineered Systems and Fluids segments.

The following acquisitions were made during the nine months ended September 30, 2016:

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
September 23	Stock	Alliance Wireless Technologies, Inc.	Houston, Texas	Engineered Systems
Provider of mobile vision and safety monitoring technology for fleet management.

The following presents the allocation of acquisition costs to the assets acquired and liabilities assumed, based on their estimated fair values:

Total
Current assets, net of cash and cash equivalents acquired	$109,032
Property, plant and equipment	31,310
Goodwill	314,633
Intangible assets	208,838
Other assets and deferred charges	5,564
Current liabilities	(109,471)
Other liabilities	(58,078)
Net assets acquired	$501,828

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)

The amounts assigned to goodwill and major intangible asset classifications for the 2016 acquisitions are as follows:

	Amount allocated	Useful life (in years)
Goodwill - Non deductible	$314,633	na
Customer intangibles	116,116	10
Trademarks	26,332	15
Technology	825	8
Other intangibles	65,565	10
	$523,471

The goodwill identified by these acquisitions reflect the benefits expected to be derived from product line expansion and operational synergies. Upon consummation of the acquisitions, these businesses are now wholly owned by Dover.

The Company has substantially completed the purchase price allocations for the 2016 acquisitions as discussed above. As additional information is obtained about these assets and liabilities within the measurement period (not to exceed one year from the date of acquisition), the Company will refine its estimates of fair value to allocate the purchase price more accurately. Purchase price allocation adjustments may arise through working capital adjustments, asset appraisals or to reflect additional facts and circumstances in existence as of the acquisition date. Identified measurement period adjustments will be recorded, including any related impacts to net earnings, in the reporting period in which the adjustments are determined and may be significant. See Note 6 Goodwill and Other Intangible Assets for purchase price adjustments.

The unaudited Condensed Consolidated Statements of Earnings include the results of these businesses from the date of acquisition.

Pro Forma Information

The following unaudited pro forma information illustrates the impact of both the acquisitions completed in the nine months ended September 30, 2016 and the 2015 acquisitions on the Company’s revenue and earnings from continuing operations for the three and nine months ended September 30, 2016 and 2015. In 2015, the Company acquired four businesses in separate transactions for net cash consideration of $567,843.

The 2016 and 2015 pro forma information assumes that the 2016 and 2015 acquisitions had taken place at the beginning of the prior year. Pro forma earnings are also adjusted to reflect the comparable impact of additional depreciation and amortization expense (net of tax) resulting from the fair value measurement of tangible and intangible assets relating to 2016 and 2015 acquisitions.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenue from continuing operations:
As reported	$1,707,763	$1,787,582	$5,016,381	$5,261,711
Pro forma	1,712,752	1,920,936	5,045,548	5,657,933
Earnings from continuing operations:
As reported	$130,084	$186,483	$347,730	$459,307
Pro forma	131,440	196,229	357,507	482,014
Basic earnings per share from continuing operations:
As reported	$0.84	$1.20	$2.24	$2.90
Pro forma	0.85	1.26	2.30	3.04
Diluted earnings per share from continuing operations:
As reported	$0.83	$1.19	$2.22	$2.87
Pro forma	0.84	1.25	2.28	3.01

3. Held for Sale, Disposed and Discontinued Operations

Management evaluates Dover's businesses periodically and may from time to time sell or discontinue certain operations for various reasons.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)

Assets and Liabilities Held for Sale

On September 30, 2016, the Company entered into a definitive agreement to sell Tipper Tie, a wholly owned subsidiary, for total consideration of approximately $160,000, which is subject to normal closing adjustments. Tipper Tie is a global supplier of processing and clip packaging machines. As of September 30, 2016, Tipper Tie met the criteria to be classified as held for sale. The Company classified Tipper Tie’s assets and liabilities separately on the consolidated balance sheet as of September 30, 2016, and recorded the assets and liabilities at the lesser of the carrying value or estimated fair value less estimated costs to sell. Assets and liabilities held for sale were $77,370 and $20,278, respectively, at September 30, 2016.

The Tipper Tie business is included in the results of the Refrigeration & Food Equipment segment. The impending sale does not represent a strategic shift that will have a major effect on operations and financial results and, therefore, did not qualify for presentation as a discontinued operation.

The Company had no assets or liabilities classified as held for sale as of December 31, 2015.

Disposed Businesses

On February 17, 2016, the Company completed the sale of Texas Hydraulics, a custom manufacturer of fluid power components. This disposal did not represent a strategic shift in operations and, therefore, did not qualify for presentation as a discontinued operation. Upon disposal of the business, the Company recognized total proceeds of $47,300, which resulted in a gain on sale of $11,228 included within Other income, net within the Condensed Consolidated Statement of Earnings for the nine months ended September 30, 2016.

Discontinued Operations

The results of discontinued operations for the three and nine months ended September 30, 2015 reflect the net earnings of businesses held for sale that qualified for presentation as discontinued operations prior to their respective sale dates. On March 2, 2015, the Company completed the sale of Datamax O'Neil for total proceeds of $185,000, which resulted in a net gain on sale of $87,781. On April 24, 2015, the Company completed the sale of Sargent Aerospace for total proceeds of $500,000, which resulted in a net gain on sale of $177,800.

Summarized results of the Company’s discontinued operations are as follows:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2015	2015
Revenue	$—	$72,869

(Loss) gain on sale, net of tax	(31)	265,550

(Loss) earnings from operations before taxes	(100)	8,608
Provision for income taxes	(254)	(5,461)
(Loss) earnings from operations, net of tax	(354)	3,147

(Loss) earnings from discontinued operations, net of tax	$(385)	$268,697

4. Inventories, net

	September 30, 2016	December 31, 2015
Raw materials	$355,772	$333,551
Work in progress	152,287	135,624
Finished goods	426,738	443,032
Subtotal	934,797	912,207
Less reserves	(106,511)	(109,312)
Total	$828,286	$802,895

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)

5. Property, Plant and Equipment, net

	September 30, 2016	December 31, 2015
Land	$55,278	$55,567
Buildings and improvements	553,665	546,809
Machinery, equipment and other	1,776,219	1,772,031
Subtotal	2,385,162	2,374,407
Less accumulated depreciation	(1,545,732)	(1,520,138)
Total	$839,430	$854,269

Depreciation expense totaled $42,786 and $38,191 for the three months ended September 30, 2016 and 2015, respectively. For the nine months ended September 30, 2016 and 2015, depreciation expense was $132,316 and $116,807, respectively.

6. Goodwill and Other Intangible Assets

The following table provides the changes in carrying value of goodwill by segment for the nine months ended September 30, 2016:

	Energy	Engineered Systems	Fluids	Refrigeration & Food Equipment	Total
Balance at December 31, 2015	$1,047,180	$1,473,864	$655,745	$560,600	$3,737,389
Acquisitions	—	19,948	294,685	—	314,633
Purchase price adjustments	—	363	4,860	768	5,991
Disposition of business or held for sale	—	(9,615)	—	(25,673)	(35,288)
Foreign currency translation	842	7,915	7,536	917	17,210
Balance at September 30, 2016	$1,048,022	$1,492,475	$962,826	$536,612	$4,039,935

As noted in Note 3 Held for Sale, Disposed and Discontinued Operations, the Company completed the sale of its Texas Hydraulics business during the nine months ended September 30, 2016. As a result of this sale, the Engineered Systems goodwill balance was reduced by $9,615. Additionally, the Company has classified Tipper Tie's assets and liabilities as held for sale. As a result, the Refrigeration & Food Equipment goodwill balance was reduced by $25,673.

During the nine months ended September 30, 2016, the Company recorded adjustments totaling $5,991 to goodwill relating to purchase price adjustments as a result of working capital adjustments and refinements of estimates to assets acquired and liabilities assumed for the 2015 acquisitions of Gemtron, JK Group, Gala Industries, Xylon and Reduction Engineering Scheer. During the three and nine months ended September 30, 2016, the Company recorded adjustments of $6,892 and $24,092, respectively, to goodwill as a result of working capital and purchase price adjustments for the 2016 acquisitions of Tokheim, Fairbanks, and ProGauge. These adjustments are included in the acquisitions line in the table above.

In accordance with the applicable accounting standard, Dover performs its annual goodwill impairment testing in the fourth quarter of each year. In addition to the annual impairment test, the Company is required to regularly assess whether a triggering event has occurred which would require interim impairment testing. The Company has considered the economic environments in which its businesses operate, particularly those reporting units exposed to the decline in oil and gas markets, and the long-term outlook for those businesses. The Company has determined that a triggering event has not occurred which would require impairment testing in the third quarter of 2016.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)

The following table provides the gross carrying value and accumulated amortization for each major class of intangible assets:

	September 30, 2016		December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Trademarks	$176,887	$53,037	$150,926	$45,536
Patents	149,061	119,652	150,570	112,399
Customer Intangibles	1,679,427	691,040	1,567,048	595,635
Unpatented Technologies	135,026	62,198	137,919	56,495
Drawings & Manuals	39,940	23,561	34,232	15,760
Distributor Relationships	116,261	43,263	64,614	37,610
Other	27,275	21,040	23,923	18,168
Total	2,323,877	1,013,791	2,129,232	881,603
Unamortized intangible assets:
Trademarks	165,671		165,594
Total intangible assets, net	$1,475,757		$1,413,223

Amortization expense totaled $43,937 and $38,983 for the three months ended September 30, 2016 and 2015, respectively. For the nine months ended September 30, 2016 and 2015, amortization expense was $131,105 and $118,576, respectively.

7. Restructuring Activities

The following table details restructuring charges incurred by segment for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Energy	$5,170	$6,183	$17,196	$26,561
Engineered Systems	1,293	3,694	4,033	8,796
Fluids	1,139	1,382	9,129	3,537
Refrigeration & Food Equipment	146	91	219	(434)
Corporate	—	169	757	280
Total	$7,748	$11,519	$31,334	$38,740

These amounts are classified in the unaudited Condensed Consolidated Statements of Earnings as follows:

Cost of goods and services	$2,771	$3,943	$12,951	$13,871
Selling and administrative expenses	4,977	7,576	18,383	24,869
Total	$7,748	$11,519	$31,334	$38,740

The restructuring expenses of $7,748 and $31,334 incurred in the three and nine months ended September 30, 2016, respectively, are related to restructuring programs initiated during 2016 and 2015. These programs are designed to better align the Company's costs and operations with current market conditions through targeted facility consolidations, headcount reductions and other measures to further optimize operations. The Company expects the programs currently underway to be substantially completed in the next twelve to eighteen months.

The $7,748 of restructuring charges incurred during the third quarter of 2016 primarily included the following items:

•
The Energy segment recorded $5,170 of restructuring charges related to various programs across the segment focused on workforce reductions and field and facility consolidations. These programs were initiated to better align cost base with the current demand environment.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)

•
The Engineered Systems segment recorded $1,293 of restructuring charges related to headcount reductions across various businesses primarily related to optimization of administrative functions within the Printing & Identification platform and U.S. manufacturing consolidation within the Industrial platform.

•	The Fluids segment recorded $1,139 of restructuring charges principally related to headcount reductions and facility consolidations at various businesses across the segment.

•	The Refrigeration & Food Equipment segment recorded $146 of restructuring charges related primarily to headcount reductions.

The following table details the Company’s severance and other restructuring accrual activity:

	Severance	Exit	Total
Balance at December 31, 2015	$11,036	$2,955	$13,991
Restructuring charges	23,867	7,467	31,334
Payments	(25,064)	(4,524)	(29,588)
Foreign currency translation	101	47	148
Other, including write-offs of fixed assets and acquired balances	1,929	(2,403)	(474)
Balance at September 30, 2016	$11,869	$3,542	$15,411

The accrual balance at September 30, 2016 primarily reflects restructuring plans initiated during the year, as well as ongoing lease commitment obligations for facilities closed in earlier periods.

8. Borrowings

Borrowings consist of the following:

	September 30, 2016	December 31, 2015
Short-term
Current portion of long-term debt	$6,880	$122
Commercial paper	507,100	151,000
Total short-term borrowings	$513,980	$151,122

	September 30, 2016	December 31, 2015
Long-term
5.45% 10-year notes due March 15, 2018	$349,505	$349,258
2.125% 7-year notes due December 1, 2020 (euro-denominated)	336,389	328,592
4.30% 10-year notes due March 1, 2021	449,885	449,865
3.150% 10-year notes due November 15, 2025	397,182	396,951
6.65% 30-year debentures due June 1, 2028	199,578	199,552
5.375% 30-year debentures due October 15, 2035	296,963	296,844
6.60% 30-year notes due March 15, 2038	248,102	248,036
5.375% 30-year notes due March 1, 2041	346,109	345,989
Other, less current installments	2,465	2,255
Total long-term debt	2,626,178	2,617,342
Unamortized debt issuance costs	(12,417)	(13,687)
Total long-term debt, net of debt issuance costs	$2,613,761	$2,603,655

The Company adopted new accounting guidance effective January 1, 2016 which requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct reduction of the carrying amount of the related debt. Upon adoption, the Company reclassified $13,687 from other assets and deferred charges to long-term debt to reflect this guidance in the comparable balance as of December 31, 2015.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)

The Company maintains a $1.0 billion five-year unsecured revolving credit facility (the "Credit Agreement") with a syndicate of banks which expires on November 10, 2020. The Company was in compliance with its revolving credit and other long-term debt covenants at September 30, 2016 and had a coverage ratio of 9.2 to 1.0. The Company primarily uses this facility as liquidity back-up for its commercial paper program and has not drawn down any loans under the facility and does not anticipate doing so. The Company generally uses commercial paper borrowings for general corporate purposes, funding of acquisitions, and repurchases of its common stock.

On September 16, 2016, the Company entered into a $500 million unsecured term loan facility (the “Term Loan Agreement”) with a syndicate of banks.  Any borrowings under the Term Loan Agreement will mature on the one year anniversary of the drawing of the term loans.  The Company has not drawn down on the Term Loan Agreement as of September 30, 2016.

Interest expense and interest income for the three and nine months ended September 30, 2016 and 2015 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Interest expense	$33,789	$33,098	$100,886	$99,156
Interest income	(795)	(1,115)	(4,021)	(3,148)
Interest expense, net	$32,994	$31,983	$96,865	$96,008

Letters of Credit

As of September 30, 2016, the Company had approximately $101,241 outstanding in letters of credit and guarantees with financial institutions which expire at various dates within 2016 through 2024. These letters of credit are primarily maintained as security for insurance, warranty, and other performance obligations.

9. Financial Instruments

Derivatives

The Company is exposed to market risk for changes in foreign currency exchange rates due to the global nature of its operations and certain commodity risks. In order to manage these risks the Company has hedged portions of its forecasted sales and purchases to occur within the next twelve months that are denominated in non-functional currencies, with currency forward or collar contracts designated as cash flow hedges. At September 30, 2016 and December 31, 2015, the Company had contracts with U.S. dollar equivalent notional amounts of $64,482 and $37,735, respectively, to exchange foreign currencies, principally the Chinese Yuan, Pound Sterling, U.S. Dollar, Swedish Krona, Euro, Canadian Dollar, and Swiss Franc. The Company believes it is probable that all forecasted cash flow transactions will occur.

In addition, the Company had outstanding contracts with a total notional amount of $65,048 and $51,369 at September 30, 2016 and December 31, 2015, respectively, that are not designated as hedging instruments. These instruments are used to reduce the Company's exposure for operating receivables and payables that are denominated in non-functional currencies.

The following table sets forth the fair values of derivative instruments held by the Company as of September 30, 2016 and December 31, 2015 and the balance sheet lines in which they are recorded:

	Fair Value Asset (Liability)
	September 30, 2016	December 31, 2015	Balance Sheet Caption
Foreign currency forward / collar contracts	$84	$170	Prepaid / Other assets
Foreign currency forward / collar contracts	(615)	(452)	Other accrued expenses

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

Additionally, the Company has designated the €300.0 million of Euro-denominated notes issued December 4, 2013 as a hedge of a portion of its net investment in Euro-denominated operations. Due to the high degree of effectiveness between the hedging instruments and the exposure being hedged, fluctuations in the value of the Euro-denominated debt due to exchange rate changes are offset by changes in the net investment. Accordingly, changes in the value of the Euro-denominated debt are recognized in the cumulative translation adjustment section of other comprehensive earnings to offset changes in the value of the net investment in Euro-denominated operations.

Gains (losses) on net investment hedges are recognized in other comprehensive earnings (losses) as a part of foreign currency translation adjustments as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
(Loss) gain on Euro-denominated debt	$(6,058)	$300	$(7,723)	$28,675
Gain (loss) on Swiss Franc cross-currency swap	—	3,331	—	(718)
Total (loss) gain on net investment hedges before tax	(6,058)	3,631	(7,723)	27,957
Tax benefit (expense)	2,119	(1,271)	2,702	(9,785)
Net (loss) gain on net investment hedges, net of tax	$(3,939)	$2,360	$(5,021)	$18,172

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

The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis as of September 30, 2016 and December 31, 2015:

	September 30, 2016	December 31, 2015
	Level 2	Level 2
Assets:
Foreign currency cash flow hedges	$84	$170
Liabilities:
Foreign currency cash flow hedges	615	452

In addition to fair value disclosure requirements related to financial instruments carried at fair value, accounting standards require interim disclosures regarding the fair value of all of the Company’s financial instruments.

The estimated fair value of long-term debt, net of unamortized debt issuance costs at September 30, 2016 and December 31, 2015 was $3,104,447 and $2,880,734, respectively, compared to the carrying value of $2,613,761 and $2,603,655, respectively. The estimated fair value of long-term debt is based on quoted market prices for similar instruments and is, therefore, classified as Level 2 within the fair value hierarchy.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)

The carrying values of cash and cash equivalents, trade receivables, accounts payable, and notes payable are reasonable estimates of their fair values as of September 30, 2016 and December 31, 2015 due to the short-term nature of these instruments.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

We also have assets and liabilities that may be measured at fair value on a nonrecurring basis; that is, the assets and liabilities are not measured at fair value on an ongoing basis, but are subject to fair value adjustments in certain circumstances, such as when there is evidence of impairment, allocation of purchase price in an acquisition or when a new liability is being established that requires fair value measurement. These include long-lived assets, goodwill and other intangible assets and investments in unconsolidated subsidiaries which may be written down to fair value as a result of impairment. The fair value measurements related to each of these rely primarily on Company-specific inputs and the Company's assumptions about the use of the assets. Since certain of the Company’s assumptions would involve inputs that are not observable, these fair values would reside within Level 3 of the fair value hierarchy.

10. Income Taxes

The effective tax rates for continuing operations for the three months ended September 30, 2016 and 2015 were 28.2% and 24.0%, respectively. Excluding discrete items, the effective tax rates for the three months ended September 30, 2016 and 2015 were 28.0% and 27.3%, respectively. The discrete items for the three months ended September 30, 2016 resulted primarily from the adjustment of the tax accounts to the U.S. tax return filed. The discrete items for the three months ended September 30, 2015 principally resulted from the conclusion of certain state tax audits and an adjustment of the tax accounts to the U.S. tax return filed. The increase in the effective tax rate for the three months ended September 30, 2016 relative to the prior comparable period is principally due to the adjustments of the tax accounts to the U.S. tax return filed.

The effective tax rates for continuing operations for the nine months ended September 30, 2016 and 2015 were 26.5% and 27.2%, respectively. Excluding discrete items, the effective tax rates for the nine months ended September 30, 2016 and 2015 were 27.8% and 28.5%, respectively. The decrease in the effective tax rate for the nine months ended September 30, 2016 relative to the prior comparable period is primarily due to the revaluation of deferred tax balances as a result of a tax rate reduction in a non U.S. jurisdiction.

Dover and its subsidiaries file tax returns in the U.S., including various state and local returns, and in other foreign jurisdictions.  We believe adequate provision has been made for all income tax uncertainties. The Company is routinely audited by taxing authorities in its filing jurisdictions, and a number of these audits are currently underway. The Company believes that within the next twelve months uncertain tax positions may be resolved and statutes of limitations will expire, which could result in a decrease in the gross amount of unrecognized tax benefits of approximately zero to $18,179.

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

The performance share awards granted in 2016 and 2015 are considered performance condition awards as attainment is based on Dover's performance relative to established internal metrics. The fair value of these awards was determined using Dover's closing stock price on the date of grant. The expected attainment of the internal metrics for these awards is analyzed each reporting period, and the related expense is adjusted based on expected attainment, if that attainment differs from previous estimates. The cumulative effect on current and prior periods of a change in attainment is recognized in selling and administrative expenses in the unaudited Condensed Consolidated Statements of Earnings in the period of change.

The fair value and average attainment used in determining stock-based compensation cost for the performance shares issued in 2016 and 2015 is as follows for the nine months ended September 30, 2016:

	Performance shares
	2016	2015
Fair value per share at date of grant	$57.25	$73.28
Average attainment rate reflected in expense	20.38%	31.78%

Stock-based compensation is reported within selling and administrative expenses in the accompanying unaudited Condensed Consolidated Statements of Earnings. The following table summarizes the Company’s compensation expense relating to all stock-based incentive plans:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Pre-tax stock-based compensation expense	$3,431	$6,674	$17,791	$25,525
Tax benefit	(1,192)	(2,368)	(6,272)	(9,049)
Total stock-based compensation expense, net of tax	$2,239	$4,306	$11,519	$16,476

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)

12. Commitments and Contingent Liabilities

Litigation

A few of the Company’s subsidiaries are involved in legal proceedings relating to the cleanup of waste disposal sites identified under federal and state statutes that provide for the allocation of such costs among "potentially responsible parties." In each instance, the extent of the Company’s liability appears to be very small in relation to the total projected expenditures and the number of other "potentially responsible parties" involved and is anticipated to be immaterial to the Company. In addition, a few of the Company’s subsidiaries are involved in ongoing remedial activities at certain current and former plant sites, in cooperation with regulatory agencies, and appropriate reserves have been established. At September 30, 2016 and December 31, 2015, the Company has reserves totaling $30,463 and $30,595, respectively, for environmental and other matters, including private party claims for exposure to hazardous substances, that are probable and estimable.

The Company and certain of its subsidiaries are also parties to a number of other legal proceedings incidental to their businesses. These proceedings primarily involve claims by private parties alleging injury arising out of use of the Company’s products, patent infringement, employment matters, and commercial disputes. Management and legal counsel, at least quarterly, review the probable outcome of such proceedings, the costs and expenses reasonably expected to be incurred and currently accrued to-date, and the availability and extent of insurance coverage. The Company has reserves for legal matters that are probable and estimable and not otherwise covered by insurance, and at September 30, 2016 and December 31, 2015, these reserves are not significant. While it is not possible at this time to predict the outcome of these legal actions, in the opinion of management, based on the aforementioned reviews, the Company is not currently involved in any legal proceedings which, individually or in the aggregate, could have a material effect on its financial position, results of operations, or cash flows.

Warranty Accruals

Estimated warranty program claims are provided for at the time of sale. Amounts provided for are based on historical costs and adjusted for new claims. The changes in the carrying amount of product warranties through September 30, 2016 and 2015 are as follows:

	2016	2015
Beginning Balance, January 1	$44,466	$49,388
Provision for warranties	44,752	36,821
Settlements made	(39,307)	(41,842)
Other adjustments, including acquisitions and currency translation	2,103	(1,245)
Ending balance, September 30	$52,014	$43,122

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

The following tables set forth the components of the Company’s net periodic expense relating to retirement benefit plans:

Qualified Defined Benefits

	Three Months Ended September 30,				Nine Months Ended September 30,
	U.S. Plan		Non-U.S. Plans		U.S. Plan		Non-U.S. Plans
	2016	2015	2016	2015	2016	2015	2016	2015
Service cost	$3,478	$3,915	$1,389	$1,655	$10,435	$11,746	$4,167	$5,006
Interest cost	5,762	5,790	1,334	1,482	17,285	17,372	4,103	4,444
Expected return on plan assets	(9,698)	(10,392)	(1,899)	(2,012)	(29,095)	(31,178)	(5,821)	(6,042)
Amortization:
Prior service cost	184	225	(100)	22	550	673	(299)	67
Recognized actuarial loss	1,610	3,155	670	665	4,828	9,465	2,010	2,001
Transition obligation	—	—	1	(15)	—	—	3	3
Curtailments, special termination benefits, and settlements	—	—	—	2	—	810	—	5
Net periodic expense	$1,336	$2,693	$1,395	$1,799	$4,003	$8,888	$4,163	$5,484

Non-Qualified Supplemental Benefits

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Service cost	$740	$934	$2,219	$2,804
Interest cost	1,317	1,266	3,951	3,797
Amortization:
Prior service cost	1,567	1,731	4,700	5,195
Recognized actuarial (gain) loss	(141)	71	(421)	214
Net periodic expense	$3,483	$4,002	$10,449	$12,010

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)

Post-Retirement Plans

The Company also maintains post retirement benefit plans, although these plans are effectively closed to new entrants. The supplemental and post retirement benefit plans are supported by the general assets of the Company. The following table sets forth the components of the Company’s net periodic expense relating to its post-retirement benefit plans:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Service cost	$13	$41	$39	$122
Interest cost	105	128	314	384
Amortization:
Prior service cost	(36)	(93)	(107)	(279)
Recognized actuarial gain	(59)	(8)	(177)	(23)
Net periodic expense	$23	$68	$69	$204

The total amount amortized out of accumulated other comprehensive earnings into net periodic pension and post-retirement expense totaled $3,695 and $5,753 for the three months ended September 30, 2016 and 2015, respectively, and $11,084 and $17,316 for the nine months ended September 30, 2016 and 2015, respectively.

Defined Contribution Retirement Plans

The Company also offers defined contribution retirement plans which cover the majority of its U.S. employees, as well as employees in certain other countries. The Company’s expense relating to defined contribution plans was $8,153, and $7,601 for the three months ended September 30, 2016 and 2015, respectively, and $26,310 and $24,612 for the nine months ended September 30, 2016 and 2015, respectively.

14. Other Comprehensive Earnings (Loss)

The amounts recognized in other comprehensive earnings (loss) were as follows:

	Three Months Ended			Three Months Ended
	September 30, 2016			September 30, 2015
	Pre-tax	Tax	Net of tax	Pre-tax	Tax	Net of tax
Foreign currency translation adjustments	$9,370	$2,119	$11,489	$(55,942)	$(1,271)	$(57,213)
Pension and other postretirement benefit plans	3,695	(1,242)	2,453	5,753	(1,951)	3,802
Changes in fair value of cash flow hedges	(488)	170	(318)	(760)	267	(493)
Other	269	(29)	240	445	(52)	393
Total other comprehensive earnings (loss)	$12,846	$1,018	$13,864	$(50,504)	$(3,007)	$(53,511)

	Nine Months Ended			Nine Months Ended
	September 30, 2016			September 30, 2015
	Pre-tax	Tax	Net of tax	Pre-tax	Tax	Net of tax
Foreign currency translation adjustments	$(24,436)	$2,702	$(21,734)	$(95,087)	$(9,785)	$(104,872)
Pension and other postretirement benefit plans	11,084	(3,725)	7,359	17,316	(5,871)	11,445
Changes in fair value of cash flow hedges	(557)	195	(362)	505	(176)	329
Other	1,853	(221)	1,632	1,003	(119)	884
Total other comprehensive loss	$(12,056)	$(1,049)	$(13,105)	$(76,263)	$(15,951)	$(92,214)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)

Total comprehensive earnings were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net earnings	$130,084	$186,098	$347,730	$728,004
Other comprehensive earnings (loss)	13,864	(53,511)	(13,105)	(92,214)
Comprehensive earnings	$143,948	$132,587	$334,625	$635,790

Amounts reclassified from accumulated other comprehensive earnings (loss) to earnings (loss) during the three and nine months ended September 30, 2016 and 2015 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Pension and other postretirement benefit plans:
Amortization of actuarial losses	$2,080	$3,868	$6,241	$11,660
Amortization of prior service costs	1,615	1,885	4,843	5,656
Total before tax	3,695	5,753	11,084	17,316
Tax benefit	(1,242)	(1,951)	(3,725)	(5,871)
Net of tax	$2,453	$3,802	$7,359	$11,445

Cash flow hedges:
Net (losses) gains reclassified into (losses) earnings	$(55)	$(1,042)	$201	$(318)
Tax provision (benefit)	19	364	(70)	111
Net of tax	$(36)	$(678)	$131	$(207)

The Company recognizes net periodic pension cost, which includes amortization of net actuarial losses and prior service costs, in both selling and administrative expenses and cost of goods and services, depending on the functional area of the underlying employees included in the plans.

Cash flow hedges consist mainly of foreign currency forward contracts. The Company recognizes the realized gains and losses on its cash flow hedges in the same line item as the hedged transaction, such as revenue, cost of goods and services, or selling and administrative expenses.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)

15. Segment Information

For management reporting and performance evaluation purposes, the Company categorizes its operating companies into four distinct reportable segments. Segment financial information and a reconciliation of segment results to consolidated results is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenue:
Energy	$273,248	$363,872	$815,486	$1,160,339
Engineered Systems	570,562	579,396	1,739,989	1,745,683
Fluids	412,822	352,018	1,217,722	1,043,765
Refrigeration & Food Equipment	451,328	492,460	1,243,966	1,312,672
Intra-segment eliminations	(197)	(164)	(782)	(748)
Total consolidated revenue	$1,707,763	$1,787,582	$5,016,381	$5,261,711

Earnings from continuing operations:
Segment earnings:
Energy	$13,279	$48,726	$24,448	$141,940
Engineered Systems	97,240	102,866	295,022	287,717
Fluids	66,178	74,911	166,258	199,713
Refrigeration & Food Equipment	64,111	76,665	165,502	178,547
Total segment earnings	240,808	303,168	651,230	807,917
Corporate expense / other (1)	26,638	25,881	81,066	80,789
Interest expense, net	32,994	31,983	96,865	96,008
Earnings before provision for income taxes and discontinued operations	181,176	245,304	473,299	631,120
Provision for income taxes	51,092	58,821	125,569	171,813
Earnings from continuing operations	$130,084	$186,483	$347,730	$459,307

(1)
Certain expenses are maintained at the corporate level and not allocated to the segments. These expenses include executive and functional compensation costs, non-service pension costs, non-operating insurance expenses, and various administrative expenses relating to the corporate headquarters.

16. Share Repurchases

During the three and nine months ended September 30, 2016, the Company repurchased no shares of common stock.

In January 2015, the Board of Directors approved a standing share repurchase authorization, whereby the Company may repurchase up to 15,000,000 shares of its common stock over the following three years. This plan replaced all previously authorized repurchase programs. As of September 30, 2016, there were 6,771,458 shares available for repurchase under this plan.

A summary of share repurchase activity during the three and nine months ended September 30, 2015 is as follows:

	Three Months Ended	Nine Months Ended
	September 30, 2015	September 30, 2015
Shares of common stock repurchased	1,510,124	8,228,542
Spending on share repurchases	$100,030	$600,164
Average price paid per share	$66.24	$72.94

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)

17. Earnings per Share

The following table sets forth a reconciliation of the information used in computing basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Earnings from continuing operations	$130,084	$186,483	$347,730	$459,307
(Losses) earnings from discontinued operations, net	—	(385)	—	268,697
Net earnings	$130,084	$186,098	$347,730	$728,004

Basic earnings per common share:
Earnings from continuing operations	$0.84	$1.20	$2.24	$2.90
Earnings from discontinued operations, net	$—	$—	$—	$1.70
Net earnings	$0.84	$1.20	$2.24	$4.59

Weighted average shares outstanding	155,300,000	155,300,000	155,182,000	158,507,000

Diluted earnings per common share:
Earnings from continuing operations	$0.83	$1.19	$2.22	$2.87
Earnings from discontinued operations, net	$—	$—	$—	$1.68
Net earnings	$0.83	$1.19	$2.22	$4.55

Weighted average shares outstanding	156,798,000	156,560,000	156,562,000	160,112,000

The following table is a reconciliation of the share amounts used in computing earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Weighted average shares outstanding - Basic	155,300,000	155,300,000	155,182,000	158,507,000
Dilutive effect of assumed exercise of employee stock options and SARs and vesting of performance shares	1,498,000	1,260,000	1,380,000	1,605,000
Weighted average shares outstanding - Diluted	156,798,000	156,560,000	156,562,000	160,112,000

Diluted earnings per share amounts are computed using the weighted average number of common shares outstanding and, if dilutive, potential common shares outstanding during the period.  Potential common shares consist of the incremental common shares issuable upon the exercise of stock options and SARs, and vesting of performance shares and restricted shares, as determined using the treasury stock method.

The weighted average number of anti-dilutive potential common shares excluded from the calculation above were approximately 21,000 and 47,000 for the three months ended September 30, 2016 and 2015, respectively, and 31,000 and 44,000 for the nine months ended September 30, 2016 and 2015, respectively.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)

18. Recent Accounting Standards

Recently Issued Accounting Standards

In August 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-15, Statement of Cash Flows (Topic 230): Classification of certain cash receipts and cash payments (a consensus of the emerging issues take force). This ASU addresses the following eight specific cash flow issues: Debt prepayment or debt extinguishment costs; settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing; contingent consideration payments made after a business combination; proceeds from the settlement of insurance claims; proceeds from the settlement of corporate-owned life insurance policies (including bank-owned life insurance policies); distributions received from equity method investees; beneficial interests in securitization transactions; and separately identifiable cash flows and application of the predominance principle. This guidance will be effective for the Company on January 1, 2018. The Company does not believe the guidance will have a material impact on its consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The ASU changes how companies account for certain aspects of share-based payment awards to employees, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as the classification of related matters in the statement of cash flows. This guidance will be effective for the Company on January 1, 2017. The Company is currently evaluating this guidance and the impact it will have on its consolidated financial statements.

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

Recently Adopted Accounting Standards

In April 2015, the FASB issued ASU 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. Under this guidance, debt issuance costs related to a recognized debt liability are required to be presented in the balance sheet as a direct reduction from the carrying amount of the related debt, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by this guidance. The Company adopted this guidance January 1, 2016. As a result of adoption, debt issuance costs of $13,687 were reclassified from assets to reduce long-term-debt as of December 31, 2015.

In September 2015, the FASB issued ASU 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments. Under this guidance the cumulative impact of purchase accounting adjustments arising during the one year measurement period from the date of acquisition will be recognized, in full, in the period identified. This guidance was effective for the Company on January 1, 2016 and will be applied prospectively to adjustments arising after that date. There was no impact to the financial statements of adoption of this standard.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)

19. Subsequent Events

On October 3, 2016, the Company acquired 100% of the stock of Ravaglioli S.p.A. Group ("RAV"), a global automotive service equipment manufacturer, for a purchase price of €245 million (approximately $274 million). RAV will become part of the Engineered Systems segment. This acquisition will broaden the Company’s ability to expand into attractive product adjacencies and offer a suite of products to customers globally.

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

The following table shows the percentage of total revenue and segment earnings generated by each of our four segments for the three months ended September 30, 2016 and 2015:

	Revenue		Segment Earnings
	Three Months Ended September 30,		Three Months Ended September 30,
	2016	2015	2016	2015
Energy	16.0%	20.4%	5.5%	16.1%
Engineered Systems	33.4%	32.4%	40.4%	33.9%
Fluids	24.2%	19.7%	27.5%	24.7%
Refrigeration & Food Equipment	26.4%	27.5%	26.6%	25.3%

Third quarter of 2016 revenue of $1.7 billion decreased 4.5% from $1.8 billion, as compared to the third quarter of 2015. Results were driven by an organic revenue decline of 6.8%, principally within our Energy segment, a decrease due to disposed businesses of 3.4%, and an unfavorable impact from foreign currency translation of 0.6%. This decline was partially offset by acquisition-related revenue growth of 6.3%, primarily within the Fluids segment.

The organic revenue decline was primarily driven by our Energy segment, and to a lesser extent, Fluids segment as a result of weakness in U.S. oil and gas-related end markets from the current year compared to the prior year. Additionally, organic growth in our Refrigeration & Food Equipment segment declined by 1.7% primarily due to reduced activity in our can-shaping business.

The decline in organic revenue was partially offset by organic revenue growth of 0.9% in our Engineered Systems segment driven by our Printing & Identification platform.

From a geographic perspective, excluding our Energy segment, our U.S. and China activities declined organically, on both a sequential basis from the second quarter and on a year over year basis. On an organic basis, our European markets improved sequentially from the second quarter and year over year.

We continue to adjust our cost structure to better align with the current economic environment. During the third quarter of 2016, previously announced plans resulted in restructuring charges of $7.7 million. These actions were primarily within our Energy segment with charges of $5.2 million. We currently expect full year 2016 restructuring expenses of approximately $40.0 million to $44.0 million. We expect to realize cost savings of approximately $95.0 million to $105.0 million in 2016 as a result of programs previously initiated as well as those enacted in 2016.

We completed the acquisition of the dispenser and system businesses of Tokheim Group S.A.S ("Tokheim") in the first quarter of 2016, as well as the acquisition of two smaller businesses in the retail fueling space in the second quarter of 2016. These businesses joined our Fluid Transfer end market within the Fluids segment and will enable us to provide an end-to-end solution to our global retail fueling customers. In the third quarter of 2016, we also acquired a small automation and data analytics business in the Engineered Systems segment. The total aggregate purchase price of these four acquisitions, net of cash acquired, was $501.8 million for the nine months ended September 30, 2016. Subsequent to the third quarter of 2016, on October 3, 2016, we acquired Ravaglioli S.p.A Group ("RAV"), a global automotive service equipment manufacturer, for approximately $274 million, which will become part of our Engineered Systems segment.

Additionally, during the second quarter of 2016, we entered into an agreement to acquire Wayne Fueling Systems Ltd. ("Wayne") for $780 million, which we expect to close in the first quarter of 2017, subject to the satisfaction of customary closing conditions, including regulatory approval. Wayne is a global provider of fuel dispensing, payment systems and aftermarket services for retail and commercial fuel stations. Upon close, Wayne will join our Fluids segment.

Due to several factors, we have reduced full-year expectations for revenue and earnings per share. The primary factors driving this revision are generally weaker capital spending across several industrial end-markets, continued weakness in longer cycle oil and gas exposed markets, and ongoing production inefficiencies in our retail refrigeration business. Therefore, we have lowered our full year revenue growth expectations and our full year earnings per share guidance. We now expect full year revenue to decline approximately 4% to 5%. Within this forecast, organic revenue is expected to decline 7% to 8%. Our forecast for foreign currency exchange and acquisition growth, net of dispositions, is unchanged. In total, full year earnings per share is expected to be in the range of $3.00 - $3.05.

CONSOLIDATED RESULTS OF OPERATIONS

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in thousands, except per share data)	2016	2015	% Change	2016	2015	% Change
Revenue	$1,707,763	$1,787,582	(4.5)%	$5,016,381	$5,261,711	(4.7)%
Cost of goods and services	1,075,975	1,114,974	(3.5)%	3,164,116	3,307,376	(4.3)%
Gross profit	631,788	672,608	(6.1)%	1,852,265	1,954,335	(5.2)%
Gross profit margin	37.0%	37.6%	(0.6)	36.9%	37.1%	(0.2)

Selling and administrative expenses	421,042	395,688	6.4%	1,301,901	1,233,017	5.6%
Selling and administrative expenses as a percent of revenue	24.7%	22.1%	2.6%	26.0%	23.4%	2.6%

Interest expense, net	32,994	31,983	3.2%	96,865	96,008	0.9%
Other income, net	(3,424)	(367)	nm*	(19,800)	(5,810)	nm*

Provision for income taxes	51,092	58,821	(13.1)%	125,569	171,813	(26.9)%
Effective tax rate	28.2%	24.0%	4.2	26.5%	27.2%	(0.7)

Earnings from continuing operations	130,084	186,483	(30.2)%	347,730	459,307	(24.3)%
(Losses) earnings from discontinued operations, net	—	(385)	nm*	—	268,697	nm*
Earnings from continuing operations per common share - diluted	$0.83	$1.19	(30.3)%	$2.22	$2.87	(22.6)%
* nm - not meaningful

Revenue

Revenue for the three months ended September 30, 2016 decreased $79.8 million, or 4.5%, from the comparable period. Results were driven by an organic revenue decline of 6.8%, principally within our Energy segment, a decrease due to disposed businesses of 3.4%, and an unfavorable impact from foreign currency translation of 0.6%. This decline was partially offset by acquisition-related revenue growth of 6.3%, primarily within the Fluids segment.

Revenue for the nine months ended September 30, 2016 decreased $245.3 million, or 4.7%, from the comparable period. The decrease primarily reflects organic revenue decline of 6.9%, driven by weaknesses in oil and gas markets. Growth of 5.9% related to acquisitions was offset by a decrease due to disposed businesses of 2.8% and an unfavorable impact from foreign currency of 0.9%.

Gross Profit

Gross profit for the three months ended September 30, 2016 decreased $40.8 million, or 6.1%, from the comparable period, consistent with the declining revenues for the period. Gross profit margin decreased 60 basis points primarily driven by lower revenue as well as by production inefficiencies in our Refrigeration & Food Equipment segment.

Gross profit for the nine months ended September 30, 2016 decreased $102.1 million, or 5.2%, from the comparable period, consistent with declining revenues for the period, and gross profit margin decreased slightly by 20 basis points.

Selling and Administrative Expenses

Selling and administrative expenses for the three months ended September 30, 2016 increased $25.4 million, or 6.4%, from the comparable period, reflecting the impact of recent acquisitions, including the related depreciation and amortization expense, as well as increased investment in shared services, offset by lower restructuring charges and by the benefits of previously implemented cost reduction actions. As a percentage of revenue, selling and administrative expenses increased 260 basis points in 2016 to 24.7%

compared to the prior year quarter, reflecting deleveraging of fixed administrative costs and acquisition-related costs on lower revenue.

Selling and administrative expenses for the nine months ended September 30, 2016 increased $68.9 million, or 5.6%, from the comparable period, reflecting the impact of recent acquisitions, including the related depreciation and amortization expense, as well as increased investment in shared services, offset by lower restructuring charges of $6.5 million. As a percentage of revenue, selling and administrative expenses increased 260 basis points as compared to the prior year period due to the same drivers as noted for the quarter over quarter period.

Non-Operating Items

Interest expense, net

Net interest expense for the three months ended September 30, 2016 increased $1.0 million, or 3.2%, from the comparable period. This increase was primarily due to higher interest rates on higher average balances of commercial paper, offset by a lower interest rate on $400.0 million notes issued during the fourth quarter of 2015 that replaced the $300.0 million notes with a higher interest rate.

Net interest expense for the nine months ended September 30, 2016 increased $0.9 million, or 0.9%, from the comparable period, primarily due to higher interest rates on higher average balances of commercial paper, offset by lower interest on the aforementioned notes.

Other income, net

Other income of $3.4 million for the three months ended September 30, 2016 primarily consists of $1.8 million of earnings from unconsolidated investments, $0.4 million of foreign currency exchange gains resulting from the remeasurement of foreign currency denominated balances, and the remainder due to several other items, none of which were individually significant. The prior year income of $0.4 million includes $0.3 million of earnings from unconsolidated investments, offset by $0.3 million of foreign exchange losses. The prior year income also included several other items totaling $0.4 million of income, none of which were individually significant.

Other income of $19.8 million for the nine months ended September 30, 2016 primarily consists of the $11.2 million pre-tax gain on the sale of Texas Hydraulics, $3.6 million of earnings from unconsolidated investments, and $2.8 million of foreign currency exchange gains resulting from the remeasurement of foreign currency denominated balances. The prior year income of $5.8 million primarily reflects a $3.6 million one-time favorable insurance settlement, a $1.2 million favorable legal settlement, and $2.3 million of earnings from unconsolidated investments. The income items were offset by approximately $1.1 million of foreign exchange losses from the remeasurement of balances denominated in foreign currencies.

Income Taxes

The effective tax rates for continuing operations for the three months ended September 30, 2016 and 2015 were 28.2% and 24.0%, respectively. Excluding discrete items, the effective tax rates for the three months ended September 30, 2016 and 2015 were 28.0% and 27.3%, respectively. The discrete items for the three months ended September 30, 2016 resulted primarily from the adjustment of the tax accounts to the U.S. tax return filed. The discrete items for the three months ended September 30, 2015 principally resulted from the conclusion of certain state tax audits and an adjustment of the tax accounts to the U.S. tax return filed. The increase in the effective tax rate for the three months ended September 30, 2016 relative to the prior comparable period is principally due to the adjustments of the tax accounts to the U.S. tax return filed.

The effective tax rates for continuing operations for the nine months ended September 30, 2016 and 2015 were 26.5% and 27.2%, respectively. Excluding discrete items, the effective tax rates for the nine months ended September 30, 2016 and 2015 were 27.8% and 28.5%, respectively. The decrease in the effective tax rate for the nine months ended September 30, 2016 relative to the prior comparable period is primarily due to the revaluation of deferred tax balances as a result of a tax rate reduction in a non U.S. jurisdiction.

Additionally, in the second quarter of 2015, we generated a $325.0 million gain for tax purposes on the sale of Sargent Aerospace. The tax liability resulting from the sale was $108.0 million which reflects utilization of the $8.6 million tax benefit generated in the first quarter of 2015 by the sale of Datamax O'Neil. This gain and related tax provision are reflected within discontinued operations. See Note 3 Held for Sale, Disposed and Discontinued Operations in our Condensed Consolidated Financial Statements for further discussion.

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

Earnings from Continuing Operations

Earnings from continuing operations for the three months ended September 30, 2016 decreased 30.2% to $130.1 million, or $0.83 diluted earnings per share. Earnings from continuing operations for the nine months ended September 30, 2016 decreased 24.3% to $347.7 million, or $2.22 diluted earnings per share. The decrease in earnings is primarily the result of weak market conditions in our Energy segment, and to a lesser extent, those businesses within our Fluids segment exposed to oil and gas markets.  Earnings was also impacted by increased acquisition-related depreciation and amortization and deal costs primarily in our Fluids segment and production inefficiencies in our Refrigeration & Food Equipment segment. These results were partially offset by earnings improvements in our Engineered Systems segment, most notably in our Printing & Identification businesses where leverage on volume and operational improvements offset the decline in volume seen in in our Industrials platform. The decrease in earnings per share for the nine months ended September 30, 2016 reflects the decrease in earnings, offset by lower weighted average shares outstanding for the 2016 period relative to the prior year.

Discontinued Operations

The results of discontinued operations for the three and nine months ended September 30, 2015 reflect the net earnings of businesses that were held for sale that qualified for presentation as discontinued operations prior to their sale dates. We completed the sale of Datamax O'Neil in the first quarter of 2015 for a gain of $87.8 million. We also sold Sargent Aerospace in the second quarter of 2015 for a gain of $177.8 million. These gains are reflected in earnings from discontinued operations.

Restructuring Activities

The restructuring expenses of $7.7 million and $31.3 million incurred in the three and nine months ended September 30, 2016, respectively, relate to restructuring programs initiated during 2016 and 2015. These programs are designed to better align our costs and operations with current market conditions through targeted facility consolidations, headcount reductions and other measures. We currently expect full year 2016 restructuring expenses of approximately $40.0 million, inclusive of our actions taken to date, principally within our Energy and Fluids segments. We expect the programs currently underway to be substantially completed in the next twelve to eighteen months.

The $7.7 million of restructuring charges incurred during the third quarter of 2016 primarily included the following items:

•
The Energy segment recorded $5.2 million of restructuring charges related to various programs across the segment focused on workforce reductions and field and facility consolidations. These programs were initiated to better align cost base with the current demand environment.

•
The Engineered Systems segment recorded $1.3 million of restructuring charges related to headcount reductions across various businesses primarily related to optimization of administrative functions within the Printing & Identification platform and U.S. manufacturing consolidation within the Industrial platform.

•	The Fluids segment recorded $1.1 million of restructuring charges principally related to headcount reductions and facility consolidations at various businesses across the segment.

•	The Refrigeration & Food Equipment segment recorded $0.1 million of restructuring charges related primarily to headcount reductions.

For the three and nine months ended September 30, 2015, we incurred restructuring charges of $11.5 million and $38.7 million, respectively, for programs at several targeted facilities to optimize cost structure across several of the segments. See Note 7 Restructuring Activities for further discussion.

SEGMENT RESULTS OF OPERATIONS

Energy
Our Energy segment, serving the Drilling & Production, Bearings & Compression, and Automation end markets, is a provider of customer-driven solutions and services for safe and efficient production and processing of fuels worldwide and has a strong presence in the bearings and compression components and automation markets.

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in thousands)	2016	2015	% Change	2016	2015	% Change
Revenue:
Drilling & Production	$177,539	$245,257	(27.6)%	$530,187	$791,495	(33.0)%
Bearings & Compression	69,539	80,278	(13.4)%	202,532	237,485	(14.7)%
Automation	26,170	38,337	(31.7)%	82,767	131,359	(37.0)%
Total	$273,248	$363,872	(24.9)%	$815,486	$1,160,339	(29.7)%

Segment earnings	$13,279	$48,726	(72.7)%	$24,448	$141,940	(82.8)%
Operating margin	4.9%	13.4%		3.0%	12.2%

Segment EBITDA	$45,884	$80,584	(43.1)%	$124,502	$240,965	(48.3)%
Segment EBITDA margin	16.8%	22.1%		15.3%	20.8%

Other measures:
Depreciation and amortization	$32,605	$31,858	2.3%	$100,054	$99,025	1.0%
Bookings	270,685	351,557	(23.0)%	790,151	1,113,264	(29.0)%
Backlog				126,519	156,631	(19.2)%

Components of revenue decline:
Organic decline			(24.2)%			(28.8)%
Foreign currency translation			(0.7)%			(0.9)%
			(24.9)%			(29.7)%

Third Quarter 2016 Compared to the Third Quarter 2015

Energy revenue decreased $90.6 million, or 24.9%, in the third quarter of 2016 as compared to the third quarter of 2015, comprised of an organic revenue decline of 24.2% and an unfavorable impact from foreign currency translation of 0.7%. Market activity levels, with regard to U.S. rig count and end customer capital spending were significantly below prior year levels. These reductions were seen broadly across our end markets. Customer pricing unfavorably impacted revenue by approximately 1.8% in the third quarter of 2016.

•
Drilling & Production end market revenue (representing 65.0% of segment revenue) decreased $67.7 million, or 27.6%, as compared to the prior year quarter, due to year over year declines in U.S. rig count and end-customer capital spending in our North American markets. Our customers continue to significantly limit their capital spending due to uncertainty within the oil and gas markets they serve and to conserve cash.

•
Bearings & Compression end market revenue (representing 25.4% of segment revenue) decreased $10.7 million, or 13.4%, as compared to the prior year quarter, as U.S. original equipment manufacturer (OEM) end-user demand weakened within its end markets, especially with oil and gas customers.

•
Automation end market revenue (representing 9.6% of segment revenue) decreased $12.2 million, or 31.7%. This decrease was driven by customer project delays, as low oil prices and market uncertainties continued to drive reduced capital spending by well service and exploration and production companies.

Segment earnings decreased $35.4 million, or 72.7%, as compared to the prior year quarter, primarily driven by lower volume across our businesses, most significantly within the Drilling & Production and Automation end markets.

Operating margin declined from 13.4% to 4.9%, as compared to the prior year quarter, mainly due to the aforementioned impact of weak market dynamics resulting in significantly decreased volumes.

Bookings for the third quarter of 2016 decreased 23.0% from the prior year quarter, reflecting ongoing market weakness. Book-to-bill was 0.99.

Nine Months Ended September 30, 2016 Compared to the Nine Months Ended September 30, 2015

Revenue generated by our Energy segment for the nine months ended September 30, 2016 decreased $344.9 million, or 29.7%, comprised of an organic revenue decline of 28.8% and an unfavorable impact from foreign currency translation of 0.9%. Volume decline across the segment, due to the aforementioned market deterioration primarily in the North American oil and gas markets, drove the overall decrease in revenue. Customer pricing unfavorably impacted revenue by approximately 1.5% for the nine months ended September 30, 2016.

Earnings for the nine months ended September 30, 2016 decreased $117.5 million, or 82.8%, as compared to the prior year to date. The decrease was driven by the aforementioned market deterioration in the North American oil and gas markets.

Engineered Systems
Our Engineered Systems segment is comprised of two platforms, Printing & Identification and Industrials, and is focused on the design, manufacture and service of critical equipment and components serving the fast-moving consumer goods, digital textile printing, vehicle service, environmental solutions and industrial end markets.

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in thousands)	2016	2015	% Change	2016	2015	% Change
Revenue:
Printing & Identification	$253,091	$227,992	11.0%	$756,420	$688,107	9.9%
Industrials	317,471	351,404	(9.7)%	983,569	1,057,576	(7.0)%
Total	$570,562	$579,396	(1.5)%	$1,739,989	$1,745,683	(0.3)%

Segment earnings	$97,240	$102,866	(5.5)%	$295,022	$287,717	2.5%
Operating margin	17.0%	17.8%		17.0%	16.5%

Segment EBITDA	$113,478	$117,369	(3.3)%	$343,371	$331,138	3.7%
Segment EBITDA margin	19.9%	20.3%		19.7%	19.0%

Other measures:
Depreciation and amortization	$16,238	$14,503	12.0%	$48,349	$43,421	11.3%

Bookings:
Printing & Identification	$248,443	$226,756	9.6%	$757,502	$686,576	10.3%
Industrials	331,435	338,744	(2.2)%	965,737	1,011,987	(4.6)%
	$579,878	$565,500	2.5%	$1,723,239	$1,698,563	1.5%
Backlog:
Printing & Identification				$101,190	$100,476	0.7%
Industrials				224,892	236,298	(4.8)%
				$326,082	$336,774	(3.2)%

Components of revenue decline:
Organic growth			0.9%			1.9%
Acquisitions			2.9%			3.0%
Dispositions			(4.6)%			(3.9)%
Foreign currency translation			(0.7)%			(1.3)%
			(1.5)%			(0.3)%

Third Quarter 2016 Compared to the Third Quarter 2015

Engineered Systems revenue for the third quarter of 2016 decreased $8.8 million, or 1.5%, as compared to the third quarter of 2015, primarily driven by dispositions of 4.6% and an unfavorable impact from foreign currency translation of 0.7%, offset by organic growth of 0.9% and acquisition-related growth of 2.9%. Customer pricing favorably impacted revenue by approximately 0.3% in the third quarter of 2016.

•
Printing & Identification platform revenue (representing 44.4% of segment revenue) increased $25.1 million, or 11.0%, as compared to the prior year quarter, primarily driven by organic growth of 5.0% and acquisition-related growth of 7.2%, partially offset by the negative impact of foreign currency translation of 1.2%. Organic revenue growth was primarily driven by solid activity in our global marking and coding and digital printing businesses.

•
Industrials platform revenue (representing 55.6% of segment revenue) decreased $33.9 million, or 9.7%, as compared to the prior year quarter. The decrease was primarily due to the disposition in the first quarter of 2016 of Texas Hydraulics of 7.6%, a decrease in organic revenue of 1.7%, and a minimal unfavorable impact of foreign currency translation of 0.3%. The organic revenue decline was primarily impacted by customer deferrals in our environmental solutions business, along with general softness in industrial markets. This decrease was partially offset by strong growth in our automotive lift business.

Engineered Systems segment earnings decreased $5.6 million, or 5.5%, as compared to the prior year quarter, driven by the disposition of Texas Hydraulics, deal costs incurred in the three months ended September 30, 2016 associated with two acquisitions, and unfavorable product mix. Operating margin declined primarily due to unfavorable product mix and higher selling, general and administrative expenses.

Segment bookings increased slightly by 2.5% as compared to the prior year quarter. Book-to-bill for Printing & Identification was 0.98, while Industrials was 1.04, driven by customer order timing, principally in our environmental solutions business. Overall, book-to-bill was 1.02.

Nine Months Ended September 30, 2016 Compared to the Nine Months Ended September 30, 2015

Engineered Systems revenue for the nine months ended September 30, 2016 decreased $5.7 million, or 0.3%, compared to the prior year comparable period, comprised of 1.9% organic revenue growth, 3.0% growth from recent acquisitions, offset by a decrease of 3.9% due to dispositions, and an unfavorable impact from foreign currency translation of 1.3%. The revenue trends for the nine-month period were relatively consistent in each of our end markets to those expected for the year with organic growth in our Printing & Identification platform offsetting softness in our Industrial platform. Customer pricing favorably impacted revenue by approximately 0.4% for the nine months ended September 30, 2016.

Earnings for the nine months ended September 30, 2016 increased 2.5% as compared to the 2015 period driven primarily by organic revenue growth, acquisition growth, and productivity improvements.

Fluids
Our Fluids segment, serving the Fluid Transfer and Pumps end markets, is focused on the safe handling of critical fluids across the retail fueling, chemical, hygienic, oil and gas, and industrial end markets.

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in thousands)	2016	2015	% Change	2016	2015	% Change
Revenue:
Fluid Transfer	$257,799	$203,274	26.8%	$744,374	$595,141	25.1%
Pumps	155,023	148,744	4.2%	473,348	448,624	5.5%
	$412,822	$352,018	17.3%	$1,217,722	$1,043,765	16.7%

Segment earnings	$66,178	$74,911	(11.7)%	$166,258	$199,713	(16.8)%
Operating margin	16.0%	21.3%		13.7%	19.1%

Segment EBITDA	$87,011	$88,278	(1.4)%	$228,583	$240,576	(5.0)%
Segment EBITDA margin	21.1%	25.1%		18.8%	23.0%

Other measures:
Depreciation and amortization	$20,833	$13,367	55.9%	$62,325	$40,863	52.5%
Bookings	413,535	357,032	15.8%	1,245,647	1,030,037	20.9%
Backlog				318,246	236,608	34.5%

Components of revenue decline:
Organic decline			(8.6)%			(6.7)%
Acquisitions			27.1%			24.7%
Dispositions			(0.3)%			(0.3)%
Foreign currency translation			(0.9)%			(1.0)%
			17.3%			16.7%

Third Quarter 2016 Compared to the Third Quarter 2015

Fluids revenue for the third quarter of 2016 increased $60.8 million, or 17.3%, comprised of acquisition-related growth of 27.1%, offset by an organic decline of 8.6%, and an unfavorable impact from foreign currency translation of 0.9%. The decline in organic revenue impacted both the Fluids Transfer and Pumps end markets as a result of weak oil and gas markets and the associated effect of reduced capital spending by our customers. Customer pricing favorably impacted revenue by approximately 0.1% in the third quarter of 2016.

•
Fluid Transfer revenue (representing 62.4% of segment revenue) increased $54.5 million, or 26.8%, as compared to the prior year quarter. This revenue increase was primarily driven by our acquisitions in the first half of 2016 partially offset by the impact of reduced capital spending by longer cycle midstream customers and certain integrated energy customers.

•
Pumps revenue (representing 37.6% of segment revenue) increased $6.3 million, or 4.2%, as compared to the prior year quarter, primarily driven by our fourth quarter 2015 acquisitions partially offset by the impacts of lower activity in upstream oil and gas-related end markets.

Earnings in our Fluids segment decreased $8.7 million, or 11.7%, over the prior year quarter, driven by lower volume, increased acquisition-related depreciation and amortization expense, and acquisition related deal costs of approximately $3.1 million. These were partially offset by productivity improvements, cost controls, and the benefits of restructuring programs. Operating margin decreased 530 basis points as a result of lower organic volume, impact of acquisitions, and deal costs.

Overall bookings increased 15.8% as compared to the prior year quarter, primarily reflecting the positive impact of acquisitions. Book to bill was 1.00.

Nine Months Ended September 30, 2016 Compared to the Nine Months Ended September 30, 2015

Fluids segment revenue increased $174.0 million, or 16.7%, as compared to the nine months ended September 30, 2015, attributable to 24.7% acquisition-related growth partially offset by a 6.7% organic decline, and an unfavorable impact from foreign currency translation of 1.0%. The decline in organic revenue was a result of the aforementioned weak oil and gas markets and the associated effect of reduced capital spending by our customers. Customer pricing favorably impacted revenue by approximately 0.6% for the nine months ended September 30, 2016.
Fluids segment earnings decreased $33.5 million, or 16.8%, for the nine months ended September 30, 2016. Operating margin decreased 540 basis points due primarily to lower volume, higher depreciation and amortization expense related to recent acquisitions.
Refrigeration & Food Equipment
Our Refrigeration & Food Equipment segment is a provider of innovative and energy efficient equipment and systems serving the commercial refrigeration and food service end markets.

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in thousands)	2016	2015	% Change	2016	2015	% Change
Revenue:
Refrigeration	$355,924	$389,307	(8.6)%	$967,861	$1,028,935	(5.9)%
Food Equipment	95,403	103,153	(7.5)%	276,105	283,737	(2.7)%
Total	$451,327	$492,460	(8.4)%	$1,243,966	$1,312,672	(5.2)%

Segment earnings	$64,111	$76,665	(16.4)%	$165,502	$178,547	(7.3)%
Operating margin	14.2%	15.6%		13.3%	13.6%

Segment EBITDA	$80,257	$93,274	(14.0)%	$215,257	$228,020	(5.6)%
Segment EBITDA margin	17.8%	18.9%		17.3%	17.4%

Other measures:
Depreciation and amortization	$16,146	$16,609	(2.8)%	$49,755	$49,473	0.6%
Bookings	429,134	430,681	(0.4)%	1,309,162	1,337,133	(2.1)%
Backlog				309,462	307,351	0.7%

Components of revenue decline:
Organic (decline) growth			(1.7)%			0.7%
Dispositions			(6.6)%			(5.8)%
Foreign currency translation			(0.1)%			(0.1)%
			(8.4)%			(5.2)%

Third Quarter 2016 Compared to the Third Quarter 2015

Refrigeration & Food Equipment segment revenue decreased $41.1 million, or 8.4%, as compared to the third quarter of 2015, comprised of organic revenue decline of 1.7%, unfavorable foreign currency translation of 0.1%, and the impact of disposition of 6.6%. The organic revenue decline was primarily driven by reduced activity in our can-shaping business.

•
Refrigeration revenue (representing 78.9% of segment revenue) decreased $33.3 million, or 8.6%, as compared to the prior year quarter, primarily driven by the disposition of our walk-in coolers product line at the end of 2015. Excluding the walk-in coolers divestiture, Refrigeration revenue declined $0.9 million, or 0.2% compared to the third quarter of 2015.

•	Food Equipment revenue (representing 21.1% of segment revenue) decreased $7.8 million, or 7.5%, as compared to the prior year quarter, mainly driven by project timing in our can-shaping businesses.
Refrigeration & Food Equipment segment earnings decreased $12.6 million, or 16.4%, as compared to the third quarter of 2015 due to the disposition of our walk-in coolers product line at the end of 2015, as well as reduced volumes and unfavorable product mix in our Food Equipment businesses. Operating margin declined from 15.6% to 14.2% mainly due to reduced volumes and unfavorable product mix in our Food Equipment businesses.
Third quarter 2016 bookings decreased 0.4% from the prior year comparable quarter, principally due to the previously mentioned divestiture of the walk-in coolers product line. Excluding the impact of this divestiture, bookings increased by 5.8%, driven by key project wins in our can-shaping equipment business and growth with our core customers in Refrigeration. Book to bill for the third quarter of 2016 was 0.95, reflecting normal seasonality, and compares favorably to 0.87 in the prior year comparable quarter.

Nine Months Ended September 30, 2016 Compared to the Nine Months Ended September 30, 2015

Refrigeration & Food Equipment segment revenue decreased $68.7 million, or 5.2%, compared to the nine months ended September 30, 2015, primarily due to the disposition impact of 5.8%, partially offset by organic revenue growth of 0.7%. The revenue growth for the nine month period was driven by growth with key retail supermarket customers in our Refrigeration business.
Refrigeration & Food Equipment segment earnings decreased $13.0 million, or 7.3%, for the nine months ended September 30, 2016, as compared to the prior year comparable period, and operating margin was relatively flat. The decrease in earnings and the minimal change to operating margin were due to the previously mentioned divestiture of the walk-in coolers product line and timing of projects in our can-shaping business.

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

Cash Flow Summary

The following table is derived from our unaudited Condensed Consolidated Statement of Cash Flows:

	Nine Months Ended September 30,
Cash Flows from Continuing Operations (in thousands)	2016	2015
Net Cash Flows Provided By (Used In):
Operating activities	$572,946	$632,456
Investing activities	(561,382)	581,006
Financing activities	149,320	(1,110,966)

Operating Activities

Cash provided by operating activities for the nine months ended September 30, 2016 decreased approximately $59.5 million compared to the comparable period in 2015. This decrease was primarily the result of lower earnings from continuing operations, and higher inventories, offset by decreases in employee bonus payments year over year.

We also believe adjusted working capital (a non-GAAP measure calculated as accounts receivable, plus inventory, less accounts payable) provides a meaningful measure of our operational results by showing changes caused solely by revenue. Adjusted working capital from December 31, 2015 to September 30, 2016 increased $6.1 million in 2016, or 0.5%, to $1.3 billion, which reflected an increase of $25.4 million in inventory and an increase of $78.6 million in accounts receivable, offset by an increase in accounts payable of $97.9 million.

Investing Activities

Cash provided by or used in investing activities generally results from cash outflows for capital expenditures and acquisitions, offset by proceeds from sales of businesses and property, plant and equipment. For the nine months ended September 30, 2016, we used cash through investing activities of $561.4 million as compared to cash provided of $581.0 million for the same period of 2015, driven mainly by the following factors:

•
Proceeds from the sale of businesses: For the nine months ended September 30, 2016, we generated cash of $47.3 million from the sale of Texas Hydraulics. For the nine months ended September 30, 2015, we generated cash of $689.3 million from the sales of Datamax O'Neil and Sargent Aerospace.

•
Acquisitions: During the nine months ended September 30, 2016, we deployed approximately $501.8 million, net, to acquire Tokheim, Fairbanks, and ProGauge within the Fluids segment and Alliance Wireless Technologies in the Engineered Systems segment. In comparison, during the nine months ended September 30, 2015, we acquired one business for a net aggregate cash purchase price of approximately $6.5 million.

•
Capital spending: Our capital expenditures increased $4.5 million during the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015, primarily within the Fluids segment. We expect full year 2016 capital expenditures to approximate 2.3% of revenue.

We anticipate that capital expenditures and any acquisitions we make through the remainder of 2016 will be funded from available cash and internally generated funds and through the issuance of commercial paper, use of established lines of credit or public or private debt or equity markets, as necessary.

Financing Activities

Our cash flow from financing activities generally relates to the use of cash for the repurchase of our common stock and payments of dividends, offset by net borrowing activity and proceeds from the exercises of stock options. For the nine months ended September 30, 2016 and 2015, we generated cash totaling $149.3 million and used cash totaling $1.1 billion, respectively, for financing activities, with the activity primarily attributable to the following:

•
Share purchases: During the nine months ended September 30, 2016, the Company did not repurchase any shares of common stock compared to repurchases of $600.2 million for the same period in 2015. As of September 30, 2016, the approximate number of shares available for repurchase under the January 2015 share repurchase authorization was 6.8 million.

•
Commercial paper and notes payable: Commercial paper and notes payable, net, increased during the nine months ended September 30, 2016 by $355.3 million, as we borrowed $316.4 million to fund the acquisition of Tokheim. We subsequently utilized proceeds from the sale of Texas Hydraulics and cash to pay down $47.3 million of commercial paper. We also borrowed $179.0 million in anticipation of the acquisition of RAV completed on October 3, 2016. Commercial paper decreased in the comparable period in 2015 by $316.8 million, utilizing proceeds from 2015 sales of businesses. We primarily use commercial paper borrowings for general corporate purposes, as well as to fund acquisitions and repurchase common stock.

•
Dividend payments: Dividends paid to shareholders during the nine months ended September 30, 2016 was $199.8 million as compared to $192.7 million during the same period in 2015. Our dividends paid per common share increased 5% to $1.28 during the nine months ended September 30, 2016 compared to $1.22 during the same period in 2015.

•
Net proceeds from the exercise of share-based awards: Proceeds from the exercise of share-based awards were $3.2 million higher in 2016 as compared to the prior year. These proceeds have declined in recent periods as the number of stock options outstanding is diminishing and a larger number of cashless exercises of equity awards have occurred. Payments to settle tax obligations on these exercises increased $8.2 million in 2016.

Cash Flows from Discontinued Operations

Cash used in discontinued operations of $93.7 million for the nine months ended September 30, 2015 reflect the operating results of Sargent Aerospace and Datamax O'Neil prior to their sale.

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

The following table reconciles our free cash flow to cash flow provided by operating activities:

	Nine Months Ended September 30,
Free Cash Flow (dollars in thousands)	2016	2015
Cash flow provided by operating activities	$572,946	$632,456
Less: Capital expenditures	(115,768)	(111,279)
Free cash flow	$457,178	$521,177
Free cash flow as a percentage of revenue	9.1%	9.9%

For the nine months ended September 30, 2016, we generated free cash flow of $457.2 million, representing 9.1% of revenue and 131.5% of net earnings from continuing operations. Free cash flow in 2016 decreased $64.0 million over the prior year primarily due to lower cash flow provided by operations. Based on historical performance, we are targeting to generate free cash flow of approximately 11% of revenue for the full year 2016.

Capitalization

We use commercial paper borrowings for general corporate purposes, including the funding of acquisitions and the repurchase of our common stock. In addition, we maintain a $1.0 billion unsecured revolving credit facility with a syndicate of banks which will expire on November 10, 2020. This facility is used primarily as liquidity back-up for our commercial paper program. We have not drawn down any loans under this facility nor do we anticipate doing so. We were in compliance with revolving credit facility and our other long-term debt covenants at September 30, 2016 and had a coverage ratio of 9.2 to 1.0. We are not aware of any potential impairment to our liquidity and expect to remain in compliance with all of our debt covenants.

On September 16, 2016, we entered into a $500 million unsecured term loan facility (the “Term Loan Agreement”) with a syndicate of banks.  The Term Loan Agreement is intended to be used to fund a portion of the funds required for our acquisition of Wayne, or to refinance other indebtedness incurred for such acquisition. Borrowings under the Term Loan Agreement will mature on the one year anniversary of the drawing of the term loans.  We have not drawn down on the Term Loan Agreement as of September 30, 2016.

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

At September 30, 2016, our cash and cash equivalents totaled $514.8 million, of which $478.7 million was held outside the United States. Cash and cash equivalents are invested in highly liquid investment-grade money market instruments and bank deposits with maturities of three months or less. We regularly invest cash in excess of near-term requirements in money market instruments or short-term investments, which consist of investment grade time deposits with original maturity dates at the time of purchase of no greater than three months.

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

Net Debt to Net Capitalization Ratio (dollars in thousands)	September 30, 2016	December 31, 2015
Current maturities of long-term debt	$6,880	$122
Commercial paper	507,100	151,000
Notes payable and current maturities of long-term debt	513,980	151,122
Long-term debt, net	2,613,761	2,603,655
Total debt	3,127,741	2,754,777
Less: Cash and cash equivalents	(514,755)	(362,185)
Net debt	2,612,986	2,392,592
Add: Stockholders' equity	3,788,900	3,644,575
Net capitalization	$6,401,886	$6,037,167
Net debt to net capitalization	40.8%	39.6%

Our net debt to net capitalization ratio increased to 40.8% at September 30, 2016 from 39.6% at December 31, 2015. The increase in this ratio was driven primarily by the increase in our net capitalization of $364.7 million due to higher commercial paper of $356.1 million and offset by higher cash and cash equivalents of $152.6 million.

Our ability to obtain debt financing at comparable risk-based interest rates is partly a function of our existing cash-flow-to-debt and debt-to-capitalization levels as well as our current credit standing. Our credit ratings, which are independently developed by the respective rating agencies, were revised as follows as of June 30, 2016 and remain the same at September 30, 2016:

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

Goodwill

In accordance with the applicable accounting standard, we perform our annual goodwill impairment testing in the fourth quarter of each year. In addition to the annual impairment test, we are required to regularly assess whether a triggering event has occurred which would require interim impairment testing. We have considered the economic environments in which our businesses operate, particularly within those reporting units exposed to the decline in oil and gas markets, and the long-term outlook for those businesses. We have determined that a triggering event has not occurred which would require impairment testing in the third quarter of 2016.

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

Non-GAAP Disclosures
In an effort to provide investors with additional information regarding our results as determined by GAAP, we also disclose non-GAAP information that we believe provides useful information to investors. Segment EBITDA, segment EBITDA margin, free cash flow, net debt, net capitalization, the net debt to net capitalization ratio, adjusted working capital, earnings adjusted for non-recurring items, effective tax rate adjusted for discrete and other items, revenue excluding the impact of changes in foreign currency exchange rates and organic revenue growth are not financial measures under GAAP and should not be considered as a substitute for cash flows from operating activities, debt or equity, earnings, revenue or working capital as determined in accordance with GAAP, and they may not be comparable to similarly titled measures reported by other companies.  We believe that segment EBITDA and segment EBITDA margin are useful to investors and other users of our financial information in evaluating ongoing operating profitability as they exclude the depreciation and amortization expense related primarily to capital expenditures and acquisitions that occurred in prior years, as well as in evaluating operating performance in relation to our competitors. Segment EBITDA is calculated by adding back depreciation and amortization expense to segment earnings, which is the most directly comparable GAAP measure. We do not present segment net income because corporate expenses are not allocated at a segment level.  Segment EBITDA margin is calculated as segment EBITDA divided by segment revenue. Definition uses and reconciliations of free cash flow, net debt, and net capitalization can be found above in this Item 2, "Management’s Discussion and Analysis of Financial Condition and Results of Operations." We believe that reporting our effective tax rate adjusted for discrete and other items is useful to management and investors as it facilitates comparisons of our ongoing tax rate to prior and future periods and our peers. We believe that reporting organic revenue growth, which excludes the impact of foreign currency exchange rates and the impact of acquisitions and dispositions, provides a useful comparison of our revenue performance and trends between periods.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There has been no significant change in our exposure to market risk during the nine months ended September 30, 2016. For a discussion of our exposure to market risk, refer to Item 7A, "Quantitative and Qualitative Disclosures about Market Risk," contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 ("Form 10-K").

Item 4. Controls and Procedures

At the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2016.

During the third quarter of 2016, there were no changes in the Company’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

(c)
In January 2015, the Board of Directors approved a new standing share repurchase authorization, whereby the Company may repurchase up to 15,000,000 shares of its common stock over the following three years. No repurchases were made in the third quarter of 2016. As of September 30, 2016, the number of shares still available for repurchase under the January 2015 share repurchase authorization was 6,771,458.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

10.1
Credit Agreement, dated as of September 16, 2016, among the Company, the Lenders party thereto and JPMorgan Chase Bank, N.A. as Administrative Agent, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 20, 2016 (SEC File No. 001-04018), is incorporated by reference.

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

101
The following materials from Dover Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 formatted in XBRL (eXtensible Business Reporting Language):  (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Statements of Comprehensive Earnings, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statement of Stockholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

DOVER CORPORATION

Date:	October 19, 2016	/s/ Brad M. Cerepak
Brad M. Cerepak
Senior Vice President & Chief Financial Officer
(Principal Financial Officer)

Date:	October 19, 2016	/s/ Sandra A. Arkell
Sandra A. Arkell
Vice President, Controller
(Principal Accounting Officer)

EXHIBIT INDEX

10.1
Credit Agreement, dated as of September 16, 2016, among the Company, the Lenders party thereto and JPMorgan Chase Bank, N.A. as Administrative Agent, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 20, 2016 (SEC File No. 001-04018), is incorporated by reference.

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

101
The following materials from Dover Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 formatted in XBRL (eXtensible Business Reporting Language):  (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Statements of Comprehensive Earnings, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statement of Stockholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements.