Form 10-K
period 2016-12-31
DOVER Corp
filed 2017-02-10
CIK 29905

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For fiscal year ended December 31, 2016

Commission File Number: 1-4018
Dover Corporation
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	53-0257888 (I.R.S. Employer Identification No.)

3005 Highland Parkway
Downers Grove, Illinois 60515
(Address of principal executive offices)

Registrant's telephone number: (630) 541-1540

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $1	New York Stock Exchange
2.125% Notes due 2020	New York Stock Exchange
1.250% Notes due 2026	New York Stock Exchange

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
(Do not check if a smaller reporting company)

 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of the close of business on June 30, 2016 was $10,669,106,014. The registrant’s closing price as reported on the New York Stock Exchange-Composite Transactions for June 30, 2016 was $69.32 per share. The number of outstanding shares of the registrant’s common stock as of January 27, 2017 was 155,502,313.

Documents Incorporated by Reference: Part III — Certain Portions of the Proxy Statement for Annual Meeting of Shareholders to be held on May 5, 2017 (the “2017 Proxy Statement”).

Special Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K, especially "Management’s Discussion and Analysis of Financial Condition and Results of Operations," contains "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. Such statements concern future events and may be indicated by words or phrases such as "anticipates," "expects," "believes," "suggests," "will," "plans," "should," "would," "could," and "forecast," or the use of the future tense and similar words or phrases. Forward-looking statements address matters that are uncertain, including, by way of example only: operating and strategic plans, future sales, earnings, cash flows, margins, organic growth, growth from acquisitions, restructuring charges, cost structure, capital expenditures, capital allocation, capital structure, dividends, cash flows, exchange rates, tax rates, interest rates, interest expense, changes in operations and trends in industries in which our businesses operate, anticipated market conditions and our positioning, global economies, and operating improvements. Forward-looking statements are subject to inherent risks and uncertainties that could cause actual results to differ materially from current expectations, including, but not limited to, economic conditions generally and changes in economic conditions globally and in the markets and industries served by our businesses, including oil and gas activity and U.S. industrials activity; conditions and events affecting domestic and global financial and capital markets; oil and natural gas demand, production growth, and prices; changes in exploration and production spending by our customers and changes in the level of oil and natural gas exploration and development; changes in customer demand and capital spending; risks related to our international operations and the ability of our businesses to expand into new geographic markets; the impact of interest rate and currency exchange rate fluctuations; increased competition and pricing pressures; the impact of loss of a significant customer, or loss or non-renewal of significant contracts; the ability of our businesses to adapt to technological developments; the ability of our businesses to develop and launch new products, timing of such launches and risks relating to market acceptance by customers; the relative mix of products and services which impacts margins and operating efficiencies; the impact of loss of a single-source manufacturing facility; short-term capacity constraints; domestic and foreign governmental and public policy changes or developments, including import/export laws and sanctions, tax policies, environmental regulations and conflict minerals disclosure requirements; increases in the cost of raw materials; our ability to identify and successfully consummate value-adding acquisition opportunities or planned divestitures, and to realize anticipated earnings and synergies from acquired businesses and joint ventures; our ability to achieve expected savings from integration and other cost-control initiatives, such as lean and productivity programs as well as efforts to reduce sourcing input costs; the impact of legal compliance risks and litigation, including product recalls; indemnification obligations related to acquired or divested businesses; cybersecurity and privacy risks; protection and validity of patent and other intellectual property rights; goodwill or intangible asset impairment charges; a downgrade in our credit ratings which, among other matters, could make obtaining financing more difficult and costly; and work stoppages, union and works council campaigns and other labor disputes which could impact our productivity. Certain of these risks and uncertainties are described in more detail in Item 1A. "Risk Factors" of this Annual Report on Form 10-K. Dover undertakes no obligation to update any forward-looking statement, except as required by law.

In this Annual Report on Form 10-K, we refer to measures used by management to evaluate performance, including a number of financial measures that are not defined under accounting principles generally accepted in the United States of America. We include reconciliations to provide more details on the use and derivation of these financial measures.  Please see "Non-GAAP Disclosures" at the end of Item 7 for further detail.

The Company may, from time to time, post financial or other information on its website, www.dovercorporation.com. The website is for informational purposes only and is not intended for use as a hyperlink. The Company is not incorporating any material on its website into this report.

PART I

ITEM 1. BUSINESS

Overview

Dover Corporation is a diversified global manufacturer delivering innovative equipment and components, specialty systems, consumable supplies, software and digital solutions and support services through four operating segments: Energy, Engineered Systems, Fluids and Refrigeration & Food Equipment. The Company's entrepreneurial business model encourages, promotes and fosters deep customer engagement and collaboration, which has led to Dover's well-established and valued reputation for providing superior customer service and industry-leading product innovation. Unless the context indicates otherwise, references herein to "Dover," "the Company," and words such as "we," "us," or "our" include Dover Corporation and its consolidated subsidiaries. Dover was incorporated in 1947 in the State of Delaware and became a publicly traded company in 1955. Dover is headquartered in Downers Grove, Illinois and currently employs approximately 29,000 people worldwide.

Dover's businesses are aligned in four segments organized around our key end markets focused on growth strategies. Our segment structure is also designed to provide increased opportunities to leverage Dover's scale and capitalize on productivity initiatives. Dover's four operating segments are as follows:

•
Our Energy segment, serving the Drilling & Production, Bearings & Compression and Automation end markets, is a provider of customer-driven solutions and services for safe and efficient production and processing of fuels worldwide and has a strong presence in the bearings and compression components and automation markets.

•
Our Engineered Systems segment is comprised of two platforms, Printing & Identification and Industrials and is focused on the design, manufacture and service of critical equipment and components serving the fast-moving consumer goods, digital textile printing, vehicle service, environmental solutions and industrial end markets.

•
Our Fluids segment, serving the Fluid Transfer and Pumps end markets, is focused on the safe handling of critical fluids across the retail fueling, chemical, hygienic, oil and gas and industrial end markets.

•	Our Refrigeration & Food Equipment segment is a provider of innovative and energy efficient equipment and systems serving the commercial Refrigeration and Food Equipment end markets.

The following table shows the percentage of total revenue and segment earnings generated by each of our four operating segments for the years ended December 31, 2016, 2015 and 2014:

	Revenue			Segment Earnings
	2016	2015	2014	2016	2015	2014
Energy	16%	21%	26%	6%	17%	34%
Engineered Systems	35%	34%	31%	42%	36%	29%
Fluids	25%	20%	18%	22%	26%	19%
Refrigeration & Food Equipment	24%	25%	25%	30%	21%	18%

Management Philosophy

Our businesses are committed to operational excellence and to being market leaders as measured by market share, customer service, growth, profitability and return on invested capital. Our operating structure of four business segments allows for focused acquisition activity, accelerates opportunities to identify and capture operating synergies, including global sourcing and supply chain integration, shared services and manufacturing and advances the development of our executive talent. Our segment and executive management set strategic direction, initiatives and goals for our operating companies and also provide oversight, allocate and manage capital, are responsible for major acquisitions and provide other services. We foster an operating culture with high ethical standards, trust, respect and open communication, designed to allow individual growth and operational effectiveness.

In addition, we are committed to creating value for our customers, employees and shareholders through sustainable business practices that protect the environment and the development of products that help our customers meet their sustainability goals.

We have accelerated our efforts and processes around innovation, focusing on technologies which create tangible value for our customers. Most notably, we believe that product innovations like the Spirit Genesis Pump Off Controller within our Energy segment, CNrG tailgate within our Engineered Systems segment, EvoClean laundry system within our Fluids segment and AdvansorFlex CO2 refrigeration system and Vista Elite Cooler Door within our Refrigeration & Food Equipment segment help to make a positive difference for the environment while providing value to shareholders and customers.

Our companies are increasing their focus on efficient energy usage, greenhouse gas reduction and waste management as they strive to meet the global environmental needs of today and tomorrow.

Company Goals

We are committed to driving shareholder return through three key objectives. First, we are committed to achieving annual organic sales growth of 3% to 5% over a long-term business cycle, absent adverse economic conditions, complemented by acquisition growth. Second, we continue to focus on segment margin expansion through productivity initiatives, including supply chain activities, targeted, thoughtful restructuring activities, strategic pricing and portfolio shaping. Third, we are committed to generating free cash flow as a percentage of sales of approximately 11% through strong earnings performance, productivity improvements and active working capital management. We support these goals through (1) alignment of management compensation with financial objectives, (2) well-defined and actively managed merger and acquisition processes and (3) talent development programs.

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

In particular, our businesses are well-positioned to capitalize on trends in the areas of global energy demand, continuous productivity improvement, sustainability, energy efficiency, consumer product safety and growth of consumerism in emerging economies. Our Energy segment is focusing on expansion in high growth regions and technologies, accelerating capabilities to drive international growth and increasing investment in innovation to drive customer productivity and cash flow. Our Engineered Systems segment combines its engineering technology, unique product advantages and applications expertise to address market needs and requirements including conversion to digital textile printing, productivity solutions, sustainability, consumer product safety and growth in emerging economies. The Fluids segment is focused on accelerated growth within the chemical/plastics, retail fueling, fluid transfer, industrial and hygienic markets as well as globalizing brands across geographies while expanding sales channels and engineering support. In particular, we are pursuing further growth in the retail fueling, hygienic and pharma and polymers/plastics markets. Our Refrigeration & Food Equipment segment is responding to our customers’ energy efficiency and sustainability concerns and unique merchandising requirements with innovative new products.

Capturing the benefits of common ownership

We are committed to operational excellence through our Dover Excellence ("DEx") program. This program focuses on free cash flow generation, productivity to support ongoing investment in product innovation and customer expansion activities, the continuous evaluation of operating efficiencies and the continued consolidation of back office support. Through this program we have implemented various productivity initiatives, such as supply chain management and lean manufacturing, to maximize our efficiency as well as workplace safety initiatives to help ensure the health and welfare of our employees. We foster the sharing of best practices throughout the organization. To ensure success, our businesses place strong emphasis on continual quality improvement and new product development to better serve customers and expand into new product and geographic markets. We have also developed regional support centers and shared manufacturing centers in the United States, China, Brazil and India. Further, we continue to make significant investments in talent development, recognizing that the growth and development of our employees are essential for our continued success.

Additionally in 2016, we began to invest in our Dover Business Services ("DBS") shared service centers which will bring significant value to Dover by providing important transactional and value added services to our operating companies in the areas of finance, information technology and human resources. Our model allows us to leverage scale across Dover, increase process efficiencies through technology and specialization and reduce risk through centralized controls. Ultimately, our mission is to serve our operating companies by freeing resources normally dedicated to transactional services to allow those resources to focus on customers, markets and product excellence.

Disciplined capital allocation

Our businesses generate annual free cash flow of approximately 10% to 11% of revenue. We are focused on the most efficient allocation of our capital to maximize investment returns. To do this, we grow and support our existing businesses with average annual investment in capital spending of approximately 2% to 2.5% of revenue with a focus on internal projects to expand markets, develop products and boost productivity. Businesses in our portfolio are continually evaluated for strategic fit and our acquisitions are targeted in our key growth markets which include printing and identification, refrigeration and food equipment, pumps and fluid transfer and select energy markets. We consistently provide shareholder returns by paying dividends, which have increased annually over each of the last 61 years. We will also consider opportunistic share repurchases as part of our capital allocation strategy to offset the impact of dilution.

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

Over the past three years (2014 through 2016), we have spent over $2.9 billion to purchase 17 businesses. During 2016, we acquired six businesses for an aggregate consideration of $1.6 billion, net of cash acquired. These businesses include Tokheim Group S.A.S., Fairbanks Environmental LTD, ProGauge and Wayne Fueling Systems Ltd. to expand our Fluids segment's retail fueling portfolio and Alliance Wireless Technologies, Inc. and Ravaglioli S.p.A. Group to complement the Industrials platform within our Engineered Systems segment. During 2015, we acquired four businesses for an aggregate purchase price of $567.8 million, net of cash acquired. These businesses include Gala Industries and Reduction Engineering Scheer, expanding our Fluids segment's plastics and polymers product and integrated systems portfolio. In addition, we acquired JK Group, a global manufacturer and provider of innovative digital inks for the textile printing market, which complements the Printing & Identification platform within our Engineered Systems segment. During 2014, we acquired seven businesses for an aggregate purchase price of $802.3 million, net of cash acquired, including Accelerated Companies LLC, expanding our artificial lift footprint within our Energy segment. For more details regarding acquisitions completed over the past two years, see Note 2 — Acquisitions in the Consolidated Financial Statements in Item 8 of this Form 10-K.

Our future growth depends in large part on finding and acquiring successful businesses. While we expect to generate annual organic growth of 3% to 5% over a long-term business cycle absent extraordinary economic conditions, sustained organic growth at these levels for individual businesses is difficult to achieve consistently each year. Our success is also dependent on the ability to successfully integrate our acquired businesses within our existing structure. To track post-merger integration and accountability, we utilize an internal scorecard and defined processes to help ensure expected synergies are realized and value is created.

Dispositions

Occasionally, we may also make an opportunistic sale of one of our businesses based on specific market conditions or for strategic considerations, which include an effort to reduce our exposure to cyclical markets and focus on our higher margin growth spaces. During the past three years (2014 through 2016) we have sold six businesses for aggregate consideration of $1.1 billion.

During 2016, we completed the sale of Texas Hydraulics and Tipper Tie, within the Engineered Systems and Refrigeration & Food Equipment segments, respectively. In addition, during the fourth quarter of 2015 we completed the divestiture of the walk-in cooler business of Hillphoenix within the Refrigeration & Food Equipment segment. These disposals did not represent strategic shifts in operations and, therefore, did not qualify for presentation as discontinued operations. We expect to make further dispositions in the future, none of which, individually, are expected to be significant.

During 2015, we completed the sale of Datamax O'Neil and Sargent Aerospace. The financial position and results of operations for the 2015 divestitures have been presented as discontinued operations for all periods presented. For more details, see Note 3 — Disposed and Discontinued Operations in the Consolidated Financial Statements in Item 8 of this Form 10-K.

In addition, in February 2014, we divested of a significant portion of our technology business with the spin-off of Knowles Corporation ("Knowles") as discussed below.

Spin-Off of Knowles

On February 28, 2014, we completed the separation of Knowles from Dover through the pro rata distribution of 100% of the common stock of Knowles to Dover's stockholders of record as of the close of business on February 19, 2014. Each Dover shareholder received one share of Knowles common stock for every two shares of Dover common stock held as of the record date. As a result, Knowles became an independent, publicly traded company listed on the New York Stock Exchange, and Dover retains no ownership interest in Knowles. The distribution was structured to be tax-free to Dover and its shareholders for U.S. federal income tax purposes.

Business Segments

As noted previously, we currently operate through four business segments that are aligned with the key end markets they serve and comprise our operating and reportable segments: Energy, Engineered Systems, Fluids and Refrigeration & Food Equipment. For financial information about our segments and geographic areas, see Note 16 — Segment Information in the Consolidated Financial Statements in Item 8 of this Form 10-K.

Energy

Our Energy segment serves the Drilling & Production, Bearings & Compression and Automation end markets. This segment is a provider of customer-driven solutions and services for safe and efficient production and processing of fuels worldwide. This segment consists of the following end markets:

•
Drilling & Production – Our businesses serving the drilling and production end markets design and manufacture products that promote efficient and cost-effective drilling, including long-lasting polycrystalline diamond cutters ("PDCs") for applications in down-hole drilling tools and facilitate the extraction and movement of oil and gas from the ground, including steel sucker rods, down-hole rod pumps, electric submersible pumps, progressive cavity pumps and drive systems and plunger lifts. In addition, these businesses manufacture winches, hoists, gear drives and electronic monitoring solutions for energy, infrastructure and recovery markets worldwide.

•
Bearings & Compression – These businesses manufacture various compressor parts that are used in natural gas production, distribution and oil refining markets. Product offerings include bearings, bearing isolators, seals and remote condition monitoring systems that are used for rotating machinery applications such as turbo machinery, motors, generators and compressors used in energy, utility, marine and other industries.

•
Automation – These businesses design and manufacture products that promote efficient drilling and production of oil and gas including quartz pressure transducers and hybrid electronics used in down-hole monitoring devices, chemical injection pumps, automated pump controllers, artificial lift optimization software, diagnostic instruments for reciprocating machinery and control valves.

Our Energy segment’s sales are made directly to customers and through various distribution channels. We manufacture our products primarily in North America and our sales are concentrated in North America with an increasing level of international sales directed primarily to Europe, Australia and Asia.

Engineered Systems

Our Engineered Systems segment is focused on the design, manufacture and service of critical equipment and components within the Printing & Identification and Industrials platforms, as described below.

•
Printing & Identification – Printing & Identification is a worldwide supplier of precision marking and coding, digital textile printing, soldering and dispensing equipment and related consumables and services. Our Printing & Identification platform primarily designs and manufactures equipment and consumables used for printing variable information (such as bar coding of dates and serial numbers) on fast moving consumer goods, capitalizing on expanding food and product safety requirements and growth in emerging markets. In addition, our businesses serving the textile market are benefiting from a significant shift from analog to digital printing, resulting from shorter runs and more complex fashion designs, as well as increasing regulatory and environmental standards.

•	Industrials – These businesses serve the vehicle service, industrial automation and waste and recycling markets, providing a wide range of products and services which have broad customer applications.

Our businesses serving the global vehicle service market provide products and services used primarily in vehicle repair and maintenance, including light and heavy duty vehicle lifts, wheel service equipment, vehicle diagnostics and vehicle collision repair solutions.  Products are sold to national dealership networks, original equipment manufacturers ("OEM"), national multi-shop operations ("MSO") Groups, independent repair and service shops, large national accounts and government/transit customers through a network of distributors and channel partners.

The businesses in the industrial automation market provide a wide range of modular automation components including manual clamps, power clamps, rotary and linear mechanical indexers, conveyors, pick and place units, glove ports and manipulators, as well as end-of-arm robotic grippers, slides and end effectors. These products serve a very broad market including food processing, packaging, paper processing, medical, electronic, automotive, nuclear and general industrial products.

Our businesses serving waste and recycling markets provide products and services for the refuse collection industry and for on-site processing and compaction of trash and recyclable materials. Products are sold to municipal customers, national accounts and independent waste haulers through a network of distributors and directly in certain geographic areas.

Engineered Systems' products are manufactured primarily in the United States and Europe and are sold throughout the world directly and through a network of distributors.

Fluids
Our Fluids segment is focused on the safe handling of critical fluids across the retail fueling, chemical, hygienic, oil and gas and industrial end markets. The segment serves two broad global end markets: Fluid Transfer and Pumps.

•
Fluid Transfer – Providing fully integrated fluid handling solutions from refineries and chemical-processing plants through point-to-point transfers, transportation and delivery to the final point of consumption. Within this framework, we have a very strong presence in the retail and commercial fueling markets, where we provide fuel dispensers, payment systems, hanging hardware, underground containment systems, as well as monitoring and optimization software.  Fluid Transfer also specializes in the manufacturing of connectors for use in a variety of bio-processing applications. We strive to optimize safety, efficiency, reliability and environmental sustainability through innovative fluid handling and information management solutions.

•
Pumps – The pumps and compressors are used to transfer liquid and bulk products and are sold to a wide variety of markets, including the refined fuels, LPG, food/sanitary, transportation and chemical process industries. The pumps include positive displacement and centrifugal pumps that are used in demanding and specialized fluid transfer process applications.

Fluids' products are manufactured primarily in the United States, Europe, China and Brazil and are sold throughout the world directly and through a network of distributors.

Refrigeration & Food Equipment

Our Refrigeration & Food Equipment segment is a provider of innovative and energy efficient equipment and systems serving the commercial Refrigeration and Food Equipment end markets.

•
Refrigeration – Our businesses manufacture refrigeration systems, refrigeration display cases, specialty glass, commercial glass refrigerator and freezer doors and brazed heat exchangers used in industrial and climate control.

•
Food Equipment – Our businesses manufacture electrical distribution products and engineering services, commercial food service equipment, cook-chill production systems, custom food storage and preparation products, kitchen ventilation systems, conveyer systems and beverage can-making machinery.

The majority of the refrigeration/food systems and machinery that are manufactured or serviced by the Refrigeration & Food Equipment segment are used by the supermarket industry, including “big-box” retail and convenience stores, the commercial/industrial refrigeration industry, institutional and commercial food service and food production markets and beverage can-making industries. Refrigeration & Food Equipment's products are manufactured primarily in North America, Europe and Asia and are sold globally, directly and through a network of distributors.

Raw Materials

We use a wide variety of raw materials, primarily metals and semi-processed or finished components, which are generally available from a number of sources. As a result, shortages or the loss of any single supplier have not had, and are not likely to have, a material impact on operating profits. While the required raw materials are generally available, commodity pricing can be volatile, particularly for various grades of steel, copper, aluminum and select other commodities. Although cost increases in commodities may be recovered through increased prices to customers, our operating results are exposed to such fluctuations. We attempt to control such costs through fixed-price contracts with suppliers and various other programs, such as our global supply chain activities.

Research and Development

Our businesses are encouraged to develop innovative products as well as to upgrade and improve existing products to satisfy customer needs, expand revenue opportunities domestically and internationally, maintain or extend competitive advantages, improve product reliability and reduce production costs. During 2016, we spent $104.5 million for research and development, including qualified engineering costs. In 2015 and 2014, research and development spending totaled $115.0 million and $118.4 million, respectively.

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

Our other segments contain many businesses that are also involved in important product improvement initiatives. These businesses concentrate on working closely with customers on specific applications, expanding product lines and market applications and continuously improving manufacturing processes. Most of these businesses experience a much more moderate rate of change in their markets and products than is generally experienced by the Engineered Systems segment.

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

Customers

We serve thousands of customers, none of which accounted for more than 10% of our consolidated revenue in 2016. Given our diversity of served markets, customer concentrations are not significant. Businesses supplying the waste and recycling, agricultural, defense, energy, automotive and commercial refrigeration industries tend to deal with a few large customers that are significant within those industries. This also tends to be true for businesses supplying the power generation and chemical industries. In the other markets served, there is usually a much lower concentration of customers, particularly where our companies provide a substantial number of products and services applicable to a broad range of end-use applications.

Seasonality

In general, our businesses, while not strongly seasonal, tend to have stronger revenue in the second and third quarters, particularly those serving the transportation, construction, waste and recycling, petroleum, commercial refrigeration and food service markets. Our businesses serving the retail fueling market tend to increase sequentially through the year based on the historical purchasing patterns of their customers. Our businesses serving the major equipment markets, such as power generation, chemical and processing industries, have longer lead times geared to seasonal, commercial, or consumer demands and customers in these markets tend to delay or accelerate product ordering and delivery to coincide with those market trends that tend to moderate the aforementioned seasonality patterns.

Backlog

Backlog is more relevant to our businesses that produce larger and more sophisticated machines or have long-term contracts, primarily for the markets within our Fluids and Refrigeration & Food Equipment segments. Our total backlog relating to our continuing operations as of December 31, 2016 and 2015 was $1.1 billion and $1.0 billion, respectively.

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

Segment	End Market	Key Competitors
Energy	Drilling & Production /Automation	DeBeers Group (Element Six), Schlumberger Ltd.,Weatherford International Ltd., General Electric (Lufkin), Baker Hughes, BORETS and Novomet
	Bearings & Compression	Compression Products International, Hoerbiger Holdings AG, John Crane, Kingsbury
Engineered Systems	Printing & Identification	Danaher Corp. (Videojet), Brother Industries Ltd (Domino Printing), Electronics for Imaging
	Industrials	Oshkosh Corp. (McNeilus), Siemens AG (Weiss GmbH), Challenger Lifts, Labrie Enviroquip Group and numerous others
Fluids	Fluid Transfer	Fortive, (Gilbarco Veeder-Root), Franklin Electric, Gardner Denver, Inc. (Emco Wheaton)
	Pumps	IDEX Corp, Ingersoll Rand, ITT, SPX Corp.
Refrigeration & Food Equipment	Refrigeration	Panasonic (Hussman Corp.), Lennox International (Kysor/Warren), Alfa Laval
	Food Equipment	Manitowoc Company, Illinois Tool, Middleby

International

Consistent with our strategic focus on positioning our businesses for growth, we continue to increase our expansion into international markets, particularly in developing economies in South America, Asia, the Middle East and Eastern Europe.

Most of our non-U.S. subsidiaries and affiliates are currently based in France, Germany, the Netherlands, Sweden, Switzerland, the United Kingdom and, with increasing emphasis, Australia, Canada, China, Malaysia, India, Mexico, Brazil, Eastern Europe and the Middle East.

The following table shows annual revenue derived from customers outside the United States. as a percentage of total annual revenue for each of the last three years, by segment and in total:

	% Non-U.S. Revenue by Segment
	Years Ended December 31,
	2016	2015	2014
Energy	26%	26%	28%
Engineered Systems	47%	45%	48%
Fluids	57%	49%	53%
Refrigeration & Food Equipment	32%	33%	35%
Total percentage of revenue derived from customers outside of the United States	42%	39%	40%

Our international operations are subject to certain risks, such as price and exchange rate fluctuations and non-U.S. governmental restrictions, which are discussed further in Item 1A. "Risk Factors." For additional details regarding our non-U.S. revenue and the geographic allocation of the assets of our continuing operations, see Note 16 — Segment Information to the Consolidated Financial Statements in Item 8 of this Form 10-K.

Environmental Matters

Sustainability

In response to our concerns around global sustainability, in 2010, we developed and implemented a process to conduct an inventory of our greenhouse gas emissions. Since then, we have evaluated our climate change risks and opportunities, as well as developed an energy and climate change strategy that includes goals, objectives and related projects for reducing energy use and greenhouse gas emissions reductions. To further promote our sustainability efforts, we have committed to reducing our overall energy and greenhouse gas intensity indexed to net revenue by 20% from 2010 to 2020. We are near our goal for reducing overall energy intensity and have surpassed our goal for reducing greenhouse gas intensity. We will continue to work proactively to maintain these goals to reduce carbon emissions amidst acquisition and business growth. We have also participated as a voluntary respondent in the Carbon Disclosure Project since 2010 and have maintained our scoring range since we began reporting.

All of our segments assess the energy efficiencies related to their operations and the opportunities associated with the use of their products and services by customers. In some instances, our businesses may be able to help customers reduce their energy needs. Increased demand for energy-efficient products, based on a variety of drivers could result in increased sales for a number of our businesses.

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

There have been no material effects upon our earnings and competitive position resulting from our compliance with laws or regulations enacted or adopted relating to the protection of the environment. We are aware of a number of existing or upcoming regulatory initiatives intended to reduce emissions in geographies where our manufacturing and warehouse/distribution facilities are located and have evaluated the potential impact of these regulations on our businesses. We anticipate that direct impacts from regulatory actions will not be significant in the short- to medium-term. We expect the regulatory impacts associated with climate change regulation would be primarily indirect and would result in "pass through" costs from energy suppliers, suppliers of raw materials and other services related to our operations.

Employees

We had approximately 29,000 employees as of December 31, 2016.

Other Information

We make available through the "Investor Information" link on our website, www.dovercorporation.com, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to these reports. We post each of these reports on the website as soon as reasonably practicable after the report is filed with the Securities and Exchange Commission. The information on our website is not incorporated into this Form 10-K.

ITEM 1A. RISK FACTORS

The risk factors discussed in this section should be considered together with information included elsewhere in this Form 10-K and should not be considered the only risks to which we are exposed. In general, we are subject to the same general risks and uncertainties that impact many other industrial companies such as general economic, industry and/or market conditions and growth rates; the impact of natural disasters and their effect on global markets; possible future terrorist threats and their effect on the worldwide economy; and changes in laws or accounting rules. Additional risks and uncertainties not currently known to us or that we currently believe are immaterial also may impair our business, including our results of operations, liquidity and financial condition.

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

Negative changes in worldwide economic and capital market conditions are beyond our control, are highly unpredictable and can have an adverse effect on our consolidated results of operations, financial condition, cash flows and cost of capital.

•
Trends in oil and natural gas prices may affect the drilling and production activity, profitability and financial stability of our customers and therefore the demand for, and profitability of, our energy products and services, which could have a material adverse effect on our business, our consolidated results of operations and financial condition.

The oil and gas industry historically has experienced periodic downturns, including the significant downturn experienced in 2015 and 2016. Demand for our energy products and services is sensitive to the level of drilling and production activity of, and the corresponding capital spending by, oil and natural gas companies. The level of drilling and production activity is directly affected by trends in oil and natural gas prices, which have been recently volatile and may continue to be volatile. In particular, the prices of oil and natural gas were highly volatile in 2014 and 2015 and declined dramatically. Prices of oil began to recover in late 2016 but there can be no assurance that increases will continue.

Prices for oil and natural gas are subject to large fluctuations in response to changes in the supply of and demand for oil and natural gas, market uncertainty, geopolitical developments and a variety of other factors that are beyond our control. Even the perception of longer-term lower oil and natural gas prices can reduce or defer major capital expenditures by our customers in the oil and gas industry. Given the long-term nature of many large-scale development projects, a significant downturn in the oil and gas industry could result in the reduction in demand for our energy and pumps products and services, and could have a material adverse effect on our consolidated results of operations, financial position and cash flows.

•	We are subject to risks relating to our existing international operations and expansion into new geographical markets.

Approximately 42% of our revenues from continuing operations for 2016 and 39% of our revenues for 2015 were derived outside the United States. We continue to focus on penetrating global markets as part of our overall growth strategy and expect sales from outside the United States to continue to represent a significant portion of our revenues. Our international operations and our global expansion strategy are subject to general risks related to such operations, including:

o	political, social and economic instability and disruptions;

o
government export controls, economic sanctions, embargoes or trade restrictions, including compliance with U.S. government licenses such as the U.S. Treasury’s Office of Foreign Assets Control’s General License H, violation of which could result in penalties and denial of export privileges;

o	the imposition of duties and tariffs and other trade barriers;

o	limitations on ownership and on repatriation or dividend of earnings;

o	transportation delays and interruptions;

o	labor unrest and current and changing regulatory environments;

o	increased compliance costs, including costs associated with disclosure requirements and related due diligence;

o	the impact of loss of a single-source manufacturing facility;

o	difficulties in staffing and managing multi-national operations;

o	limitations on our ability to enforce legal rights and remedies; and

o	access to or control of networks and confidential information due to local government controls and vulnerability of local networks to cyber risks.
If we are unable to successfully manage the risks associated with expanding our global business or adequately manage operational risks of our existing international operations, the risks could have a material adverse effect on our growth strategy involving expansion into new geographical markets, our reputation, our consolidated results of operations, financial position and cash flows.

•	Our exposure to exchange rate fluctuations on cross-border transactions and the translation of local currency results into U.S. dollars could negatively impact our results of operations.

We conduct business through our subsidiaries in many different countries, and fluctuations in currency exchange rates could have a significant impact on our reported consolidated results of operations, financial condition and cash flows, which are presented in U.S. dollars. For example, foreign exchange rates had an unfavorable impact on our revenue for the year ended December 31, 2016. Cross-border transactions, both with external parties and intercompany relationships, result in increased exposure to foreign exchange effects. Accordingly, significant changes in currency exchange rates, particularly the Euro, Pound Sterling, Swiss franc, Chinese Renminbi (Yuan), Brazilian real and the Canadian dollar, could cause fluctuations in the reported results of our businesses’ operations that could negatively affect our results of operations. Additionally, the strengthening of certain currencies such as the Euro and U.S. dollar potentially exposes us to competitive threats from lower cost producers in other countries. Our sales are translated into U.S. dollars for reporting purposes. The strengthening of the U.S. dollar could result in unfavorable translation effects as the results of foreign locations are translated into U.S. dollars.

•
Increasing product/service and price competition by international and domestic competitors, including new entrants, and our inability to introduce new and competitive products could cause our businesses to generate lower revenue, operating profits and cash flows.

Our competitive environment is complex because of the wide diversity of the products that our businesses manufacture and the markets they serve. In general, most of our businesses compete with only a few companies. Our ability to compete effectively depends on how successfully we anticipate and respond to various competitive factors, including new products and services that may be introduced by competitors, changes in customer preferences, new business models and technologies and pricing pressures. If our businesses are unable to anticipate their competitors’ development of new products and services and/or identify customer needs and preferences on a timely basis, or successfully introduce new products and services in response to such competitive factors, they could lose customers to competitors. If our businesses do not compete effectively, we may experience lower revenue, operating profits and cash flows.

•
Some of our businesses may not anticipate, adapt to, or capitalize on technological developments and this could cause these businesses to become less competitive and lead to reduced market share, revenue, operating profits and cash flows.

Certain of our businesses sell their products in industries that are constantly experiencing change as new technologies are developed. In order to grow and remain competitive in these industries, they must adapt to future changes in technology to enhance their existing products and introduce new products to address their customers’ changing demands. If these businesses are unable to adapt to the rapid technological changes, it could adversely affect our consolidated results of operations, financial position and cash flows.

•
Our businesses and their profitability and reputation could be adversely affected by domestic and foreign governmental and public policy changes, risks associated with emerging markets, changes in statutory tax rates and unanticipated outcomes with respect to tax audits.

Our businesses’ domestic and international sales and operations are subject to risks associated with changes in laws, regulations and policies (including environmental and employment regulations, export/import laws, tax policies such as export subsidy programs and research and experimentation credits, carbon emission regulations and other similar programs). Failure to comply with any of the foregoing could result in civil and criminal, monetary and non-monetary penalties as well as potential damage to our reputation. In addition, we cannot provide assurance that our costs of complying with new and evolving regulatory reporting requirements and current or future laws, including environmental protection, employment, data security, data privacy and health and safety laws, will not exceed our estimates. In addition, we have invested in certain countries, including Brazil, Russia, India and China, and may in the future invest in other countries, any of which may carry high levels of currency, political, compliance, or economic risk. While these risks or the impact of these risks are difficult to predict, any one or more of them could adversely affect our businesses and reputation.

Our effective tax rate is impacted by changes in the mix among earnings in countries with differing statutory tax rates, changes in the valuation allowance of deferred tax assets and changes in tax laws. The amount of income taxes and other taxes paid can be adversely impacted by changes in statutory tax rates and laws and are subject to ongoing audits by domestic and international authorities. If these audits result in assessments different from amounts estimated, then our consolidated results of operations, financial position and cash flows may be adversely affected by unfavorable tax adjustments.

•
We could lose customers or generate lower revenue, operating profits and cash flows if there are significant increases in the cost of raw materials (including energy) or if we are unable to obtain raw materials.

We purchase raw materials, sub-assemblies and components for use in our manufacturing operations, which expose us to volatility in prices for certain commodities. Significant price increases for these commodities could adversely affect operating profits for certain of our businesses. While we generally attempt to mitigate the impact of increased raw material prices by hedging or passing along the increased costs to customers, there may be a time delay between the increased raw material prices and the ability to increase the prices of products, or we may be unable to increase the prices of products due to a competitor’s pricing pressure or other factors. In addition, while raw materials are generally available now, the inability to obtain necessary raw materials could affect our ability to meet customer commitments and satisfy market demand for certain products. Consequently, a significant price increase in raw materials, or their unavailability, may result in a loss of customers and adversely impact our consolidated results of operations, financial condition and cash flows.

•	Our growth and results of operations may be adversely affected if we are unsuccessful in our capital allocation and acquisition program.

We expect to continue our strategy of seeking to acquire value creating add-on businesses that broaden our existing position and global reach as well as, in the right circumstances, strategically pursue larger acquisitions that could have the potential to either complement our existing businesses or allow us to pursue a new platform. However, there can be no assurance that we will be able to continue to find suitable businesses to purchase, that we will be able to acquire such businesses on acceptable terms, or that all closing conditions will be satisfied with respect to any pending acquisition. If we are unsuccessful in our acquisition efforts, then our ability to continue to grow at rates similar to prior years could be adversely affected.  In addition, we face the risk that a completed acquisition may underperform relative to expectations. We may not achieve the synergies originally anticipated, may become exposed to unexpected liabilities or may not be able to sufficiently integrate completed acquisitions into our current business and growth model. Further, if we fail to allocate our capital appropriately, in respect of either our acquisition program or organic growth in our operations, we could be overexposed in certain markets and geographies and unable to expand into adjacent products or markets. These factors could potentially have an adverse impact on our consolidated results of operations, financial condition and cash flows.

•	Our operating profits and cash flows could be adversely affected if we cannot achieve projected savings and synergies.

We are continually evaluating our cost structure and seeking ways to capture synergies across our operations. If we are unable to reduce costs and expenses through our various programs, it could adversely affect our consolidated results of operations, financial condition and cash flows.

•	Unforeseen developments in contingencies such as litigation and product recalls could adversely affect our consolidated results of operations, financial condition and cash flows.

We and certain of our subsidiaries are, and from time to time may become, parties to a number of legal proceedings incidental to their businesses involving alleged injuries arising out of the use of their products, exposure to hazardous substances, or patent infringement, employment matters and commercial disputes. The defense of these lawsuits may require significant expenses and divert management’s attention, and we may be required to pay damages that could adversely affect our consolidated results of operations, financial condition and cash flows. In addition, any insurance or indemnification rights that we may have may be insufficient or unavailable to protect us against potential loss exposures.

We may be exposed to product recalls and adverse public relations if our products are alleged to have defects, to cause property damage, to cause injury or illness, or if we are alleged to have violated governmental regulations. For example, during the fourth quarter of 2016, we determined there was a quality issue with a product component part in the Fluids segment and voluntarily reported this issue to the U.S. Consumer Product Safety Commission (“CPSC”). We are finalizing a plan to announce a voluntary recall of the product in conjunction with the CPSC. A product recall could result in substantial and unexpected expenditures, which would reduce operating profit and cash flow. In addition, a product recall may require significant management attention. Product recalls may hurt the value of our brands and lead to decreased demand for our products. Product recalls also may lead to increased scrutiny by federal, state or international regulatory agencies of our operations and increased litigation and could have a material adverse effect on our consolidated results of operations, financial condition and cash flows.

•	The indemnification provisions of acquisition and disposition agreements by which we have acquired or sold companies may not fully protect us and may result in unexpected liabilities.

Certain of the acquisition agreements by which we have acquired companies require the former owners to indemnify us against certain liabilities related to the operation of those companies before we acquired them. In most of these agreements, however, the liability of the former owners is limited and certain former owners may be unable to meet their indemnification responsibilities. Similarly, the purchasers of our discontinued operations may from time to time agree to indemnify us for operations of such businesses after the closing. In addition, in connection with the spin-off, Knowles agreed to indemnify us for any losses relating to the conduct of the Knowles business. We cannot be assured that any of these indemnification provisions will fully protect us, and as a result we may face unexpected liabilities that adversely affect our consolidated results of operations, financial condition and cash flows.

•
Failure to attract, retain and develop personnel or to provide adequate succession plans for key management could have an adverse effect on our consolidated results of operations, financial condition and cash flows.

Our growth, profitability and effectiveness in conducting our operations and executing our strategic plans depend in part on our ability to attract, retain and develop qualified personnel, align them with appropriate opportunities and maintain adequate succession plans for key management positions and support for strategic initiatives. If we are unsuccessful in these efforts, our consolidated results of operations, financial condition and cash flows could be adversely affected and we could miss opportunities for growth and efficiencies.

•	Our operations and businesses are subject to cybersecurity and privacy risks.

We depend on various information technologies throughout our company to store and process information and support our business activities. We also manufacture and sell hardware and software products, and in some cases, we also provide services that support customer business activities, such as transmitting payment information, providing mobile monitoring services and capturing operational data. If these technologies, systems, products or services are damaged, cease to function properly, are breached due to employee error, malfeasance, system errors, or other vulnerabilities, or are subject to cybersecurity attacks, such as those involving unauthorized access, malicious software and/or other intrusions, including by criminals, nation states or insiders, we could experience production downtimes, operational delays, other detrimental impacts on our operations or ability to provide products and services to our customers, the compromising of confidential, proprietary or otherwise protected information, including personal and customer data, destruction, corruption, or theft of data, security breaches, other manipulation, disruption, misappropriation or improper use of our systems or networks, financial losses from remedial actions, loss of business or potential liability, adverse media coverage, legal claims or legal proceedings, including regulatory investigations and actions, and/or damage to our reputation. While we attempt to mitigate these risks by employing a number of measures, including employee training, technical security controls and maintenance of backup and protective systems, our systems, networks, products and services remain potentially vulnerable to known or unknown cybersecurity attacks and other threats, any of which could have a material adverse affect on our consolidated results of operations, financial condition and cash flows.

•	Our reputation, ability to do business and results of operations may be impaired by improper conduct by any of our employees, agents, or business partners.

While we strive to maintain high standards, we cannot provide assurance that our internal controls and compliance systems will always protect us from acts committed by our employees, agents, or business partners that would violate United States and/or non-United States laws or fail to protect our confidential information, including the laws governing payments to government officials, bribery, fraud, anti-kickback and false claims, competition, export and import compliance, money laundering and data privacy, as well as the improper use of proprietary information or social media. Any such violations of law or improper actions could subject us to civil or criminal investigations in the United States and in other jurisdictions, could lead to substantial civil or criminal, monetary and non-monetary penalties and related shareholder lawsuits, could lead to increased costs of compliance and could damage our reputation, our consolidated results of operations, financial condition and cash flows.

•	Our revenue, operating profits and cash flows could be adversely affected if our businesses are unable to protect or obtain patent and other intellectual property rights.

Our businesses own patents, trademarks, licenses and other forms of intellectual property related to their products and continuously invest in research and development that may result in innovations and general intellectual property rights. Our businesses employ various measures to develop, maintain and protect their intellectual property rights. These measures may not be effective in capturing intellectual property rights, and they may not prevent their intellectual property from being challenged, invalidated, or circumvented, particularly in countries where intellectual property rights are not highly developed or protected. Unauthorized use of our businesses' intellectual property rights could adversely impact the competitive position of our businesses and have a negative impact on our consolidated results of operations, financial condition and cash flows.

•
A significant decline in the future economic outlook of our businesses and expected future cash flows could result in goodwill or intangible asset impairment charges which would negatively impact our results of operations.

We have significant goodwill and intangible assets on our consolidated balance sheet as a result of current and past acquisitions. The valuation and classification of these assets and the assignment of useful lives involve significant judgments and the use of estimates. The testing of goodwill and intangibles for impairment requires significant use of judgment and assumptions, particularly as it relates to the determination of fair market value. A decrease in the long-term economic outlook and future cash flows of our businesses could significantly impact asset values and potentially result in the impairment of intangible assets, including goodwill. Charges relating to such impairments could have a material adverse effect on our consolidated results of operations in the periods recognized. Although fair values currently exceed carrying values in all of our businesses, the value of our businesses within the Energy segment were unfavorably impacted by the steep declines in revenue and order rates during the year as drilling and production activity fell due to unfavorable oil prices and lower U.S. rig counts.

•	Our borrowing costs may be impacted by our credit ratings developed by various rating agencies.

Three major ratings agencies (Moody’s, Standard and Poor’s and Fitch Ratings) evaluate our credit profile on an ongoing basis and have each assigned high ratings for our short-term and long-term debt as of December 31, 2016.  Although we do not anticipate a material change in our credit ratings, if our current credit ratings deteriorate, then our borrowing costs could increase, including increased fees under our five-year credit facility, and our access to future sources of liquidity may be adversely affected.

•	If we experience work stoppages, union and works council campaigns and other labor disputes, our productivity and results of operations could be adversely impacted.

We have a number of collective bargaining units in the United States and various foreign collective labor arrangements. We are subject to potential work stoppages, union and works council campaigns and other labor disputes, any of which could adversely impact our productivity, reputation, consolidated results of operations, financial condition and cash flows.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

The number, type, location and size of the properties used by our operations as of December 31, 2016 are shown in the following charts, by segment:

	Number and nature of facilities				Square footage (in 000s)
	Manufacturing	Warehouse	Sales / Service	Total	Owned	Leased
Energy	43	44	65	152	2,425	1,455
Engineered Systems	40	40	76	156	3,592	1,912
Fluids	43	15	49	107	2,398	3,454
Refrigeration & Food Equipment	17	15	20	52	1,569	2,586

	Locations					Expiration dates of leased facilities (in years)
	North America	Europe	Asia	Other	Total	Minimum	Maximum
Energy	139	4	—	3	146	1	15
Engineered Systems	40	53	42	2	137	1	11
Fluids	18	25	32	4	79	1	10
Refrigeration & Food Equipment	24	10	11	3	48	1	10

We believe our owned and leased facilities are well-maintained and suitable for our operations.

ITEM 3. LEGAL PROCEEDINGS

A few of our subsidiaries are involved in legal proceedings relating to the cleanup of waste disposal sites identified under federal and state statutes which provide for the allocation of such costs among "potentially responsible parties." In each instance, the extent of the subsidiary’s liability appears to be relatively insignificant in relation to the total projected expenditures and the number of other "potentially responsible parties" involved and it is anticipated to be immaterial to us on a consolidated basis. In addition, a few of our subsidiaries are involved in ongoing remedial activities at certain plant sites, in cooperation with regulatory agencies, and appropriate reserves have been established. At December 31, 2016 and 2015, we have reserves totaling $30.0 million and $30.6 million, respectively, for environmental and other matters, including private party claims for exposure to hazardous substances, that are probable and estimable.

The Company and certain of its subsidiaries are also parties to a number of other legal proceedings incidental to their businesses. These proceedings primarily involve claims by private parties alleging injury arising out of use of the Company’s products, exposure to hazardous substances, patent infringement, employment matters and commercial disputes. Management and legal counsel, at least quarterly, review the probable outcome of such proceedings, the costs and expenses reasonably expected to be incurred and currently accrued to-date and the availability and extent of insurance coverage. The Company has reserves for other legal matters that are probable and estimable and at December 31, 2016 and 2015, these reserves are not significant. While it is not possible at this time to predict the outcome of these legal actions, in the opinion of management, based on the aforementioned reviews, the Company is not currently involved in any legal proceedings which, individually or in the aggregate, could have a material effect on its financial position, results of operations, or cash flows.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

All of our officers are elected annually at the first meeting of the Board of Directors following our annual meeting of shareholders, and are subject to removal at any time by the Board of Directors. Our executive officers as of February 10, 2017, and their positions with Dover (and, where relevant, prior business experience) for the past five years, are as follows:

Name	Age	Positions Held and Prior Business Experience
Robert A. Livingston	63	Chief Executive Officer and Director (since December 2008) and President (since June 2008).
William T. Bosway	51
Vice President of Dover and President and Chief Executive Officer (since June 2016) of Dover Refrigeration & Food Equipment; prior thereto Group Vice President, Solutions & Technology (from May 2008 to June 2016) of Emerson’s Climate Technologies.

Patrick M. Burns	54
Senior Vice President, Strategy (since September 2016) of Dover; prior thereto Vice President, Corporate Strategy (from January 2014 to June 2016) of Johnson Controls; Vice President, Marketing, Strategy and M&A (from December 2012 to December 2013) of Danaher Corporation; Vice President & General Manager (from September 2011 to December 2012) of Danaher Corporation.

Ivonne M. Cabrera	50
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

Brad M. Cerepak	57	Senior Vice President and Chief Financial Officer (since May 2011) of Dover; prior thereto Vice President and Chief Financial Officer (from August 2009 to May 2011) of Dover.
C. Anderson Fincher	46
Vice President (since May 2011) of Dover and President and Chief Executive Officer (since February 2014) of Dover Engineered Systems; prior thereto and Executive Vice President (from November 2011 to February 2014) of Dover Engineered Systems; prior thereto Executive Vice President (from May 2009 to November 2011) of Dover Industrial Products.

Stephen Gary Kennon	57
Senior Vice President of Dover and President (since February 2016) of Dover Business Services; prior thereto Executive Vice President (from 2014) to February 2016) of Dover Engineered Systems; prior thereto President and Chief Executive Officer of Vehicle Services Group (2005 to 2014).

Jay L. Kloosterboer	56	Senior Vice President, Human Resources (since May 2011) of Dover; prior thereto Vice President, Human Resources (from January 2009 to May 2011) of Dover.
Sivasankaran Somasundaram	51
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

William W. Spurgeon, Jr.	58
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

Name	Age	Positions Held and Prior Business Experience
Russell E. Toney	47
Senior Vice President, Global Sourcing (since February 2015) of Dover; prior thereto General Manager, Market Development (from January 2013 to February 2015) of GE Energy Management; prior thereto Commercial Leader (from January 2011 to  January 2013) of GE Energy Global Industries; prior thereto General Manager, Global Sourcing (from March 2007 to January 2011) of GE Energy Services.

Sandra A. Arkell	48	Vice President, Controller (since August 2015) of Dover; prior thereto Assistant Controller (2009 to August 2015) of Dover.
Paul E. Goldberg	53	Vice President, Investor Relations (since November 2011) of Dover; prior thereto Treasurer and Director of Investor Relations (from February 2006 to November 2011) of Dover.
Anthony K. Kosinski	50	Vice President, Tax (since June 2016) of Dover; prior thereto Director, Domestic Tax (June 2003 to June 2016) of Dover.
James M. Moran	51
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

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Dividends

The principal market in which Dover common stock is traded is the New York Stock Exchange. Information on the high and low close prices of our stock and the frequency and the amount of dividends paid during the last two years is as follows:

	2016			2015
	Market Prices		Dividends per Share	Market Prices		Dividends per Share
	High	Low		High	Low
First Quarter	$66.30	$52.65	$0.42	$74.50	$68.59	$0.40
Second Quarter	72.08	62.31	0.42	77.77	69.40	0.40
Third Quarter	74.53	67.10	0.44	70.03	55.99	0.42
Fourth Quarter	77.13	65.53	0.44	66.57	56.51	0.42
			$1.72			$1.64

Holders

The number of holders of record of Dover common stock as of January 27, 2017 was approximately 19,309. This figure includes participants in our domestic 401(k) program.

Securities Authorized for Issuance Under Equity Compensation Plans

Information regarding securities authorized for issuance under our equity compensation plans is contained in Part III, Item 12 of this Form 10-K.

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

In January 2015, the Board of Directors approved a standing share repurchase authorization, whereby the Company may repurchase up to 15,000,000 shares of its common stock over the following three years. The Company did not purchase any shares under this program in 2016. As of December 31, 2016, the number of shares still available for repurchase under the January 2015 share repurchase authorization was 6,771,458.

Performance Graph

This performance graph does not constitute soliciting material, is not deemed filed with the Securities and Exchange Commission ("SEC"), and is not incorporated by reference in any of our filings under the Securities Act of 1933 or the Exchange Act of 1934, whether made before or after the date of this Form 10-K and irrespective of any general incorporation language in any such filing, except to the extent we specifically incorporate this performance graph by reference therein.

Comparison of Five-Year Cumulative Total Return *
Dover Corporation, S&P 500 Index & Peer Group Index

Total Shareholder Returns

Data Source: Research Data Group, Inc
_______________________
*Total return assumes reinvestment of dividends.
This graph assumes $100 invested on December 31, 2011 in Dover common stock, the S&P 500 index and a peer group index.

The 2016 peer index consists of the following 32 public companies selected by Dover.

3M Company	Honeywell International Inc.	Snap-On Inc.
Actuant Corp.	Hubbell Incorporated	SPX Corporation
AMETEK Inc.	IDEX Corporation	Teledyne Technologies Inc.
Amphenol Corp.	Illinois Tool Works Inc.	Textron Inc.
Carlisle Companies Inc.	Ingersoll-Rand PLC	The Timken Company
Corning Inc.	Lennox International Inc.	United Technologies Corp.
Crane Company	Nordson Corp.	Vishay Intertechnology Inc.
Danaher Corporation	Parker-Hannifin Corp.	Weatherford International PLC
Eaton Corporation	Pentair PLC
Emerson Electric Co.	Regal Beloit Corp.
Flowserve Corporation	Rockwell Automation Inc.
FMC Technologies Inc.	Roper Industries Inc.

ITEM 6. SELECTED FINANCIAL DATA

in thousands except per share data	2016	2015	2014	2013	2012

Revenue	$6,794,342	$6,956,311	$7,752,728	$7,155,096	$6,626,648
Earnings from continuing operations	508,892	595,881	778,140	797,527	650,075
Net earnings	508,892	869,829	775,235	1,003,129	811,070

Basic earnings (loss) per share:
Continuing operations	$3.28	$3.78	$4.67	$4.66	$3.58
Discontinued operations	—	1.74	(0.02)	1.20	0.89
Net earnings	3.28	5.52	4.65	5.86	4.47

Weighted average shares outstanding	155,231	157,619	166,692	171,271	181,551

Diluted earnings (loss) per share:
Continuing operations	$3.25	$3.74	$4.61	$4.60	$3.53
Discontinued operations	—	1.72	(0.02)	1.18	0.88
Net earnings	3.25	5.46	4.59	5.78	4.41

Weighted average shares outstanding	156,636	159,172	168,842	173,547	183,993

Dividends per common share	$1.72	$1.64	$1.55	$1.45	$1.33

Capital expenditures	$165,205	$154,251	$166,033	$141,694	$146,502
Depreciation and amortization	360,739	327,089	307,188	278,033	229,934
Total assets	10,115,991	8,606,076	9,018,522	10,788,895	10,382,872
Total debt	3,621,187	2,754,777	3,019,228	2,815,715	2,788,360

All results and data in the table above reflect continuing operations, unless otherwise noted. See Note 3 — Disposed and Discontinued Operations in the Consolidated Financial Statements in Item 8 of this Form 10-K for additional information on disposed and discontinued operations and Note 2 — Acquisitions for additional information regarding the impact of 2016 and 2015 acquisitions. Certain amounts in prior years have been reclassified to conform to the current year presentation.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is intended to help the reader understand our results of operations and financial condition for the three years ended December 31, 2016, 2015 and 2014. The MD&A should be read in conjunction with our Consolidated Financial Statements and Notes included in Item 8 of this Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed elsewhere in this Form 10-K, particularly in Item 1A. "Risk Factors" and in the "Special Note Regarding Forward-Looking Statements" preceding Part I of this Form 10-K.

Throughout this MD&A, we refer to measures used by management to evaluate performance, including a number of financial measures that are not defined under accounting principles generally accepted in the United States of America ("GAAP"). Please see "Non-GAAP Disclosures" at the end of this Item 7 for further detail on these financial measures. We believe these measures provide investors with important information that is useful in understanding our business results and trends. Reconciliations within this MD&A provide more details on the use and derivation of these measures.

OVERVIEW AND OUTLOOK

Dover is a diversified global manufacturer delivering innovative equipment and components, specialty systems, consumable supplies, software and digital solutions and support services through four operating segments: Energy, Engineered Systems, Fluids and Refrigeration & Food Equipment.

For the year ended December 31, 2016, consolidated revenue from continuing operations was $6.8 billion, a decrease of $0.2 billion or 2.3%, as compared to the prior year. This decrease included a decline in organic revenue of 5.4%, a 3.0% impact from dispositions and an unfavorable impact of 1.0% from foreign currency, partially offset by acquisition-related growth of 7.1%. Overall, customer pricing had a minimal unfavorable impact of 0.2% on revenue for the year.

Our Energy segment revenue decreased $375.2 million, or 25.3%, from the prior year, comprised of an organic revenue decline of 24.4% and an unfavorable impact from foreign currency translation of 0.9%. The decline in organic revenue within our Energy segment was largely attributable to a significantly lower U.S. rig count and end customer capital spending compared to the prior year. Within our Engineered Systems segment, revenue increased $23.4 million, or 1.0%, from the prior year, primarily driven by organic growth of 1.7% and acquisition-related growth of 4.4%, partially offset by a 3.9% impact from a disposition and an unfavorable impact from foreign currency of 1.2%. Organic growth was primarily driven by strong markets in our Printing & Identification platform. Our Fluids segment revenue increased $301.3 million, or 21.5%, comprised primarily of acquisition-related growth of 27.8%, offset by an organic decline of 5.1% and an unfavorable foreign currency impact of 0.9%. The decline in organic revenue impacted both the Fluids Transfer and Pumps end markets as a result of weak longer cycle oil and gas markets and the associated effect of reduced capital spending by our customers. Within our Refrigeration & Food Equipment segment, revenue decreased $111.1 million, or 6.4%, from the prior year, including a 6.4% decline due to dispositions, an unfavorable impact from foreign currency translation of 0.2%, offset by modest organic revenue growth of 0.2%.

Gross profit was $2.5 billion for the year ended December 31, 2016, a decrease of $96.2 million, or 3.7%, as compared to the prior year. The decrease was primarily a result of the decline in revenue partially offset by supply chain cost containment initiatives and the benefits of prior restructuring actions. Gross profit margin was 36.4% for the year ended December 31, 2016 compared to 36.9% for the prior year. For further discussion related to our consolidated and segment results, see "Consolidated Results of Operations" and "Segment Results of Operations," respectively, within MD&A.

Bookings were flat over the prior year at $6.8 billion for the year ended December 31, 2016. Included in this result was a 3.6% decline from organic bookings, 3.1% decline due to dispositions and 0.8% impact as a result of unfavorable foreign exchange rates, which were offset by 7.5% increase due to acquisition-related bookings. Bookings declined 23.7% and 4.2% within our Energy and Refrigeration & Food Equipment segments, respectively, while bookings in our Fluids and Engineered Systems segments increased 26.0% and 2.6%, respectively. Overall, our book-to-bill remained flat from the prior year at 1.00. Backlog as of December 31, 2016 was $1.1 billion, up from $994.6 million from the prior year.

From a geographic perspective, our US activity, excluding Energy, was flat year-over-year, on an organic basis. Including Energy, our U.S. activity declined due to weakness in oil and gas-related end markets. Both European and China activities improved year-over-year on an organic basis.

During the year we continued to adjust our cost structure to better align with the current economic environment resulting in full year 2016 restructuring charges of $40.2 million. These actions were concentrated within our Energy and Fluids segments with charges of $18.5 million and $16.9 million, respectively, for the year ended December 31, 2016.

For the full year 2016, Dover made a total of six acquisitions for a net cash consideration totaling $1.6 billion. We completed the acquisition of the dispenser and system businesses of Tokheim Group S.A.S ("Tokheim") in the first quarter of 2016, as well as the acquisitions of Fairbanks Environmental LTD and ProGauge in the retail fueling space in the second quarter of 2016. These businesses joined our Fluids segment. In the third quarter of 2016, we also acquired Alliance Wireless Technologies, Inc. ("AWTI") in the Engineered Systems segment. During the fourth quarter of 2016, the Company completed the acquisitions of Ravaglioli S.p.A. Group ("RAV"), a provider of automotive service equipment, and Wayne Fueling Systems Ltd. ("Wayne"), a provider of fuel dispensing, payment systems and monitoring and optimization software for retail and commercial fuel stations. These acquisitions were acquired to complement and expand upon existing operations within the Engineered Systems and Fluids segments, respectively. See Note 2 — Acquisitions in the Consolidated Financial Statements in Item 8 of this Form 10-K for further details regarding the businesses acquired during the year.

In addition, in 2016, as part of the regular review of our portfolio and the fit of our businesses, we completed the divestitures of the Texas Hydraulics and Tipper Tie businesses. These disposals did not represent strategic shifts in operations and, therefore, did not qualify for presentation as discontinued operations. Upon disposal of these businesses, we recognized total proceeds for Texas Hydraulics and Tipper Tie of $47.3 million and $158.9 million, which resulted in an after-tax gain on sale of $11.2 million and $57.0 million, respectively. See Note 3 — Disposed and Discontinued Operations in the Consolidated Financial Statements in Item 8 of this Form 10-K for additional information regarding these disposed businesses.

For the year ended December 31, 2016, we continued our history of increasing our annual dividend payments to shareholders and paid a total of $267.7 million in dividends to our shareholders.

Looking Forward

In 2017, we expect total consolidated revenue growth of 10% to 12% as compared to 2016. This increase will be comprised of growth from acquisitions of approximately 10%, organic revenue growth of 3% to 5%, partially offset by the impact from dispositions of approximately 1% and a negative impact from foreign currency translation of approximately 2%. We expect all of our segments to contribute to our overall organic growth. Within the Energy segment, we are encouraged by the recovery in the North American rig count and oil prices and have developed our full year estimate on an average U.S. rig count of 680 to 700 and an average price per barrel of oil of approximately $55.

We anticipate corporate expense in 2017 to be approximately $125 million, up $12 million from current year results, primarily reflecting increases in compensation and increased investments as we further implement Dover Business Services ("DBS") across the company.

We expect to generate free cash flow in 2017 of approximately 11% of revenue. In total, we expect full year diluted earnings per share from continuing operations ("EPS") to be in the range of $3.40 to $3.60. Our 2017 guidance includes the impact of disposed businesses, the net benefit from restructuring activities and the impact of foreign currency translation.

CONSOLIDATED RESULTS OF OPERATIONS

	Years Ended December 31,			% / Point Change
(dollars in thousands, except per share figures)	2016	2015	2014	2016 vs. 2015	2015 vs. 2014
Revenue	$6,794,342	$6,956,311	$7,752,728	(2.3)%	(10.3)%
Cost of goods and services	4,322,373	4,388,167	4,778,479	(1.5)%	(8.2)%
Gross profit	2,471,969	2,568,144	2,974,249	(3.7)%	(13.7)%
Gross profit margin	36.4%	36.9%	38.4%	(0.5)	(1.5)

Selling, general and administrative expenses	1,757,523	1,647,382	1,758,765	6.7%	(6.3)%
Selling, general and administrative expenses as a percent of revenue	25.9%	23.7%	22.7%	2.2	1.0

Interest expense	136,401	131,676	131,689	3.6%	—%
Interest income	(6,759)	(4,419)	(4,510)	53.0%	(2.0)%
Other income, net	(7,930)	(7,105)	(5,902)	11.6%	20.4%
Gain on sale of businesses	(96,598)	—	—	nm*	nm*

Provision for income taxes	180,440	204,729	316,067	(11.9)%	(35.2)%
Effective tax rate	26.2%	25.6%	28.9%	0.6	(3.3)

Earnings from continuing operations	508,892	595,881	778,140	(14.6)%	(23.4)%

Earnings (loss) from discontinued operations, net	—	273,948	(2,905)	nm*	nm*

Earnings from continuing operations per common share - diluted	$3.25	$3.74	$4.61	(13.1)%	(18.9)%
 * nm: not meaningful

Revenue

For the year ended December 31, 2016, revenue decreased $162.0 million, or 2.3% to $6.8 billion compared with 2015, reflecting an organic decline of 5.4%, a 3.0% impact from dispositions and an unfavorable impact of 1.0% from foreign currency translation, offset by growth from acquisitions of 7.1%. Decline in organic revenue was attributable to weakness in U.S. oil and gas-related end markets as well as reduced capital spending by our customers. Acquisition growth of 7.1% was largely driven by the acquisitions of Tokheim and Wayne within our Fluids segment and RAV within our Engineered Systems segment, as well as the full-year benefit from the fourth quarter 2015 acquisitions. Overall customer pricing was slightly unfavorable, impacting consolidated revenue 0.2%.

For the year ended December 31, 2015, revenue decreased $796.4 million, or 10.3% to $7.0 billion compared with 2014, reflecting an organic decline of 9.8%, an unfavorable impact of 3.9% from foreign currency translation and a decline due to a disposition of 0.1%, offset by acquisition-related growth of 3.5%. Acquisition growth was largely driven by the acquisitions of JK Group within our Engineered Systems segment and Gala Industries and Reduction Engineering Scheer within our Fluids segment.

Gross Profit

For the year ended December 31, 2016, our gross profit decreased $96.2 million, or 3.7%, to $2.5 billion compared with 2015, primarily due to the decline in sales volumes and a product recall charge of $23.2 million, partially offset by supply chain cost containment initiatives and the benefits of prior restructuring actions. Gross profit margin declined 50 basis points primarily due to margin declines in our Energy segment.

For the year ended December 31, 2015, our gross profit decreased $406.1 million, or 13.7% to $2.6 billion compared with 2014, primarily due to the significant decline in organic sales volumes, especially in our Energy segment, partially offset by supply chain cost containment initiatives and the benefits of prior restructuring actions. Gross profit margin declined 150 basis points due to an unfavorable product mix as those businesses with historically higher margin contributions experienced significant revenue declines.

Selling, General and Administrative Expenses

For the year ended December 31, 2016, selling, general and administrative expenses increased $110.1 million, or 6.7% to $1.8 billion compared with 2015, primarily reflecting the impact of acquisition-related depreciation and amortization expense, acquisition-related deal costs and increased headcount. The increase is also impacted by increased investment in DBS, offset by lower restructuring charges and the benefits of previously implemented cost reduction actions. As a percentage of revenue, selling, general and administrative expenses increased 220 basis points in 2016 to 25.9%, reflecting deleveraging of fixed administrative costs and acquisition-related costs on lower revenue.

For the year ended December 31, 2015, selling, general and administrative expenses decreased $111.4 million, or 6.3% to $1.6 billion compared with 2014 reflecting the impact of cost savings realized as the result of restructuring programs and reduced discretionary spending. As a percentage of revenue, selling, general and administrative expenses increased 100 basis points in 2015 to 23.7%, reflecting deleveraging of fixed administrative costs, particularly within the Energy segment. Additionally, higher restructuring costs of $8.9 million in 2015 as compared to 2014 also contributed to higher selling, general and administrative expenses relative to the revenue base.

Non-Operating Items

For the year ended December 31, 2016, interest expense, net of interest income, increased $2.4 million, or 1.9%, to $129.6 million compared with 2015 due to higher interest rates on higher balances of commercial paper in 2016 as well as the fourth quarter 2016 issuance of the €600 million of 1.25% euro-denominated notes. This increase was offset in part by the full year impact of lower interest on $400.0 million, 3.15% notes which replaced the $300.0 million, 4.875% notes in October 2015. For the year ended December 31, 2015, interest expense, net of interest income, remained relatively flat at $127.3 million compared with 2014 due to higher interest rates on commercial paper year over year offset by lower interest on the Euro-denominated debt and on the $400.0 million notes issued in October 2015.

During 2016, we completed the sale of Texas Hydraulics, a custom manufacturer of fluid power components within the Engineered Systems segment, and Tipper Tie, a global supplier of processing and clip packaging machines within the Refrigeration & Food Equipment segment. These disposals did not represent strategic shifts in operations and, therefore, did not qualify for presentation as discontinued operations. Upon disposal of Texas Hydraulics and Tipper Tie, for the year ended December 31, 2016, we recognized a gain on sale of $11.9 million and $85.0 million, respectively.

For the years ended December 31, 2016, 2015 and 2014, other income, net of $7.9 million, $7.1 million and $5.9 million, respectively, includes earnings on equity method investments of $3.3 million, $3.3 million and $1.7 million, respectively. Other income, net for 2016, 2015 and 2014 also included $2.9 million, ($1.6) million and ($2.1) million, respectively, of net foreign exchange gains (losses) resulting from the re-measurement and settlement of foreign currency denominated balances. The foreign exchange losses in 2015 and 2014 were more than offset by other nonrecurring items including income due to insurance settlements for property damage of $3.6 million and $5.1 million, respectively.

Income Taxes

Our businesses span the globe with 39.0%, 33.8% and 27.8% of our pre-tax earnings in 2016, 2015 and 2014, respectively, generated in foreign jurisdictions. Foreign earnings are generally subject to local country tax rates that are below the 35.0% U.S. statutory tax rate. As a result, our effective non-U.S. tax rate is typically significantly lower than the U.S. statutory tax rate.

Our effective tax rate on continuing operations was 26.2% for the year ended December 31, 2016, compared to 25.6% for the year ended December 31, 2015. The 2016 and 2015 rates were impacted by $13.6 million and $17.5 million of favorable net discrete items, principally resulting from the adjustment of the tax accounts to the U.S. tax return filed and settlements of uncertain tax matters, respectively. After adjusting for discrete items, our effective tax rates were 28.1% and 27.8% for the years ended December 31, 2016 and 2015, respectively.

We believe it is reasonably possible during the next twelve months that uncertain tax positions may be settled, which could result in a decrease in the gross amount of unrecognized tax benefits. This decrease may result in an income tax benefit. Due to the potential for resolution of federal, state, and foreign examinations and the expiration of various statutes of limitation, our gross unrecognized tax benefits balance may change within the next twelve months by a range of zero to $18.9 million. Some portion of such change may be reported as discontinued operations. We believe adequate provision has been made for all income tax uncertainties.

For the year ended December 31, 2014, our effective tax rate on continuing operations was 28.9%. The effective tax rate was impacted by favorable net discrete items totaling $11.3 million, principally related to settlements of uncertain tax matters. After adjusting for discrete and other items, the effective tax rate for the year ended December 31, 2014 was 29.9%.

Earnings from Continuing Operations

For the year ended December 31, 2016, earnings from continuing operations decreased $87.0 million, or 14.6%, to $508.9 million, or $3.25 EPS compared with earnings from continuing operations of $595.9 million, or $3.74 EPS, for the year ended December 31, 2015. These results include discrete tax benefits of $13.6 million, or $0.09 EPS, in 2016 and $17.5 million, or $0.11 EPS, in 2015. Excluding these tax benefits, earnings from continuing operations decreased 14.4% in 2016 primarily due to lower revenues, a product recall charge of $23.2 million and acquisition-related expenses. EPS decreased in 2016 as a result of lower earnings, partially offset by lower weighted average shares outstanding relative to 2015.

For the year ended December 31, 2015, earnings from continuing operations decreased $182.3 million, or 23.4%, to $595.9 million, or $3.74 EPS, compared with earnings from continuing operations of $778.1 million, or $4.61 EPS, for the year ended December 31, 2014. These results include discrete tax benefits of $17.5 million, or $0.11 EPS, in 2015 and $11.3 million, or $0.07 EPS, in 2014. Excluding these discrete tax benefits, earnings from continuing operations decreased 24.6% primarily due to lower revenues and additional restructuring charges, partially offset by benefits from productivity and cost containment initiatives. EPS decreased in 2015 as a result of lower earnings, partially offset by lower weighted average shares outstanding relative to 2014 due to approximately eight million shares repurchased during the year.

Discontinued Operations

For the year ended December 31, 2015, earnings from discontinued operations of $273.9 million primarily includes the gain on sale of $265.6 million as a result of the sale of Datamax O'Neil and Sargent Aerospace and $6.3 million of earnings attributable to those businesses prior to their disposal. These businesses were previously included in the results of the Engineered Systems segment and were reclassified to discontinued operations in 2014.

For the year ended December 31, 2014, loss from discontinued operations of $2.9 million primarily includes a loss on the sale of DEK of $6.9 million and a gain of $3.2 million in connection with a working capital adjustment for ECT, which was sold in 2013. Also reflected within the net loss from discontinued operations is $32.3 million of after-tax earnings for those businesses classified as discontinued operations, including Datamax O'Neil and Sargent Aerospace, $27.1 million of spin-off costs and a pension settlement charge of $4.4 million, net of tax, attributable to lump sum payments made to Knowles participants in Dover's qualified defined benefit pension plan.

Refer to Note 3 — Disposed and Discontinued Operations in the Consolidated Financial Statements in Item 8 of this Form 10-K for additional information on disposed and discontinued operations.

Restructuring Activities

2016 Restructuring Activities

The Company incurred $40.2 million of restructuring charges for the year ended December 31, 2016, including the programs described below.

•
The Energy segment incurred restructuring charges of $18.5 million related to various programs across the segment focused on workforce reductions and field service consolidations. These programs were initiated to better align cost base with the significantly lower demand environment.

•
The Engineered Systems segment recorded $3.1 million of restructuring charges relating to headcount reductions across various businesses primarily related to optimization of administrative functions within Printing & Identification and U.S. manufacturing consolidation within Industrials.

•	The Fluids segment recorded $16.9 million of restructuring charges principally related to headcount reductions and facility consolidations at various businesses across the segment.

•	The Refrigeration & Food Equipment segment recorded restructuring charges of $0.9 million, primarily related to headcount reductions.

We anticipate that much of the benefit of these 2016 programs will be realized in 2017 and into 2018. We expect the programs currently underway to be substantially completed in the next 12 to 18 months. In light of the economic uncertainty in certain of our end markets and our continued focus on improving our operating efficiency, it is possible that additional programs may be implemented throughout 2017. As such, we expect to incur restructuring charges of approximately $20.0 million to $25.0 million during 2017.

2015 Restructuring Activities

The Company incurred $55.2 million of restructuring charges for the year ended December 31, 2015, including the programs described below.

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

Restructuring initiatives in 2014 included targeted facility consolidations at certain businesses, headcount reductions and actions taken to optimize the Company's cost structure. We incurred restructuring charges of $44.8 million for the year ended December 31, 2014 relating to such activities. See Note 8 — Restructuring Activities in the Consolidated Financial Statements in Item 8 of this Form 10-K for additional details regarding our recent restructuring activities.

SEGMENT RESULTS OF OPERATIONS

The summary that follows provides a discussion of the results of operations of each of our four reportable operating segments (Energy, Engineered Systems, Fluids and Refrigeration & Food Equipment). Each of these segments is comprised of various product and service offerings that serve multiple end markets. See Note 16 — Segment Information in the Consolidated Financial Statements in Item 8 of this Form 10-K for a reconciliation of segment revenue, earnings and margin to our consolidated revenue, earnings from continuing operations and margin. Segment EBITDA and segment EBITDA margin, which are presented in the segment discussion that follows, are non-GAAP measures and do not purport to be alternatives to operating income as a measure of operating performance. We believe that these measures are useful to investors and other users of our financial information in evaluating ongoing operating profitability as they exclude the depreciation and amortization expense related primarily to capital expenditures and acquisitions that occurred in prior years, as well as in evaluating operating performance in relation to our competitors. For further information, see "Non-GAAP Disclosures" at the end of this Item 7.

Energy

Our Energy segment, serving the Drilling & Production, Bearings & Compression and Automation end markets, is a provider of customer-driven solutions and services for safe and efficient production and processing of fuels worldwide and has a strong presence in the bearings and compression components and automation markets.

	Years Ended December 31,			% Change
(dollars in thousands)	2016	2015	2014	2016 vs. 2015	2015 vs. 2014
Revenue:
Drilling & Production	$719,229	$1,009,416	$1,459,514	(28.7)%	(30.8)%
Bearings & Compression	276,807	306,387	347,470	(9.7)%	(11.8)%
Automation	112,402	167,877	210,255	(33.0)%	(20.2)%
Total	$1,108,438	$1,483,680	$2,017,239	(25.3)%	(26.4)%

Segment earnings	$55,336	$173,190	$461,815	(68.0)%	(62.5)%
Segment margin	5.0%	11.7%	22.9%

Segment EBITDA	$186,756	$314,969	$573,771	(40.7)%	(45.1)%
Segment EBITDA margin	16.8%	21.2%	28.4%

Other measures:
Depreciation and amortization	$131,420	$141,779	$111,956	(7.3)%	26.6%
Bookings	1,089,922	1,429,260	2,016,411	(23.7)%	(29.1)%
Backlog	134,181	155,586	233,347	(13.8)%	(33.3)%

Components of revenue growth (decline):
Organic decline				(24.4)%	(34.3)%
Acquisitions				—%	9.3%
Foreign currency translation				(0.9)%	(1.4)%
Total revenue decline				(25.3)%	(26.4)%

2016 Versus 2015

Energy segment revenue for the year ended December 31, 2016 decreased $375.2 million, or 25.3%, compared to the prior year, composed of an organic revenue decline of 24.4% and an unfavorable impact from foreign currency translation of 0.9%. This result was driven by significant declines in market fundamentals, especially with regard to U.S. rig count and end customer capital spending. These reductions broadly impacted our end markets. Customer pricing unfavorably impacted revenue by approximately 1.5% in 2016.

•
Drilling & Production end market revenue (representing 64.9% of segment revenue) decreased $290.2 million, or 28.7%, compared to the prior year, due to year over year declines in U.S. rig count and end-customer capital spending in our North American markets.

•
Bearings & Compression end market revenue (representing 25.0% of segment revenue) decreased $29.6 million, or 9.7%, compared to the prior year, as U.S. OEM end-user demand weakened within its end markets, especially with oil and gas customers.

•
Automation end market revenue (representing approximately 10.1% of segment revenue) decreased $55.5 million, or 33.0%, compared to the prior year. This decrease was driven by customer project delays, as low oil prices and market uncertainties continued to drive reduced capital spending by well service and exploration and production companies.

Although revenue decreased for the year ended December 31, 2016 compared to the prior year, on a quarterly sequential basis in 2016, revenue in the segment increased 6% in the third quarter over the second quarter, and 7% in the fourth quarter over the third quarter. These increases were principally driven by sequential increases in the U.S. rig count and sequentially improving oil prices. These improving fundamentals drove sequential increases in our drilling and artificial lift businesses which provide products for early cycle oil and gas production.

Energy segment earnings for the year ended December 31, 2016 decreased $117.9 million, or 68.0%, compared to the prior year, primarily driven by significantly lower volume across our businesses, especially within the Drilling & Production and Automation end markets. Segment margin decreased from the prior year due to lower volumes and price reductions. Decreased restructuring charges of $12.3 million and lower acquisition-related depreciation and amortization of $14.1 million partially offset the impact of volume.

Bookings for the year ended December 31, 2016 decreased 23.7% compared to the prior year, reflecting ongoing market weakness. Backlog at December 31, 2016 decreased 13.8% compared to the prior year due to decreased demand in all three end markets primarily due to lower oil prices. Segment book-to-bill was 0.98.

2015 Versus 2014

Energy segment revenue for the year ended December 31, 2015 decreased $533.6 million, or 26.4%, compared to the prior year, including an organic decline of 34.3%, an unfavorable impact from foreign currency translation of 1.4%, offset by acquisition-related growth of 9.3%. This decline in revenue was the result of significantly lower demand from our customers as a result of the dramatic decrease in the price of oil during 2015 and a decline of approximately 47% in the year over year average number of active drilling rigs in the U.S. The impact of customer price reductions on revenue was approximately 1.7% in 2015.

•
Drilling & Production end market revenue (representing 68.0% of 2015 segment revenue) decreased $450.1 million, or 30.8%, compared to the prior year, due to significantly reduced demand and customer inventory reductions in our North American markets caused by the decrease in the price of oil and reduced number of active drilling rigs. The decrease in revenue for Drilling & Production was partially offset by acquisition-related growth, mainly due to our acquisition of Accelerated Companies LLC in the fourth quarter of 2014.

•
Bearings & Compression end market revenue (representing 20.7% of 2015 segment revenue) decreased $41.1 million, or 11.8%, compared to the prior year, due to ongoing declines in our Bearings end market, as slower OEM build rates continued, especially with oil and gas customers.

•
Automation end market revenue (representing 11.3% of 2015 segment revenue) decreased $42.4 million, or 20.2%, compared to the prior year. The favorable impact of recent acquisitions was more than offset by customer project delays, as low oil prices and uncertainties resulted in reduced capital spending by service and exploration and production companies.

Energy segment earnings for the year ended December 31, 2015 decreased $288.6 million, or 62.5%, compared to the prior year, primarily driven by lower volume for our businesses serving the Drilling & Production end market as well as higher acquisition-related depreciation and amortization of approximately $10.1 million over the prior year. In addition, restructuring charges increased $23.3 million over the prior year, as the segment continued targeted workforce reductions and field service consolidations.

Engineered Systems

Our Engineered Systems segment is comprised of two platforms, Printing & Identification and Industrials, and is focused on the design, manufacture and service of critical equipment and components serving the fast-moving consumer goods, digital textile printing, vehicle service, environmental solutions and industrial end markets.

	Years Ended December 31,			% Change
(dollars in thousands)	2016	2015	2014	2016 vs. 2015	2015 vs. 2014
Revenue:
Printing & Identification	$1,022,502	$943,670	$988,884	8.4%	(4.6)%
Industrials	1,343,781	1,399,243	1,397,081	(4.0)%	0.2%
	$2,366,283	$2,342,913	$2,385,965	1.0%	(1.8)%

Segment earnings	$391,829	$376,961	$386,998	3.9%	(2.6)%
Segment margin	16.6%	16.1%	16.2%

Segment EBITDA	$465,776	$436,875	$448,944	6.6%	(2.7)%
Segment EBITDA margin	19.7%	18.6%	18.8%

Other measures:
Depreciation and amortization	$73,947	$59,914	$61,946	23.4%	(3.3)%

Bookings
Printing & Identification	$1,026,453	$937,215	$993,204	9.5%	(5.6)%
Industrials	1,339,810	1,369,438	1,451,847	(2.2)%	(5.7)%
	$2,366,263	$2,306,653	$2,445,051	2.6%	(5.7)%

Backlog
Printing & Identification	$98,924	$98,288	$110,359	0.6%	(10.9)%
Industrials	252,780	250,725	282,598	0.8%	(11.3)%
	$351,704	$349,013	$392,957	0.8%	(11.2)%

Components of revenue growth (decline):
Organic growth				1.7%	3.2%
Acquisitions				4.4%	0.9%
Dispositions				(3.9)%	—%
Foreign currency translation				(1.2)%	(5.9)%
Total revenue growth (decline)				1.0%	(1.8)%

2016 Versus 2015

Engineered Systems segment revenue for the year ended December 31, 2016 increased $23.4 million, or 1.0% compared to the prior year, primarily driven by organic growth of 1.7% and acquisition-related growth of 4.4% due to the acquisitions of JK Group in the fourth quarter 2015 and RAV in the fourth quarter 2016, partially offset by a 3.9% impact from a disposition and an unfavorable impact from foreign currency translation of 1.2%. Customer pricing favorably impacted revenue by approximately 0.3% in 2016.

•
Revenue derived from our Printing & Identification platform (representing 43.2% of segment revenue) increased $78.8 million, or 8.4%, compared to the prior year. The growth in organic revenue of 4.8% and acquisition-related growth of 6.0% was partially offset by the negative impact of foreign currency translation of 2.5%. Organic revenue growth was primarily driven by solid activity in our global marking and coding and digital printing businesses.

•
Revenue of our Industrials platform (representing 56.8% of segment revenue), decreased $55.5 million, or 4.0%, compared to the prior year. The decrease was primarily due to the disposition in the first quarter of 2016 of Texas Hydraulics of 6.4%, a decrease in organic revenue of 0.4% and a minimal unfavorable impact of foreign currency translation of 0.4%. These declines were partially offset by acquisition-related growth of 3.3% due to JK Group and RAV. The organic revenue decline was primarily impacted by reduced demand in our environmental solutions business, along with general softness in industrials markets. This decrease was partially offset by strong growth in our vehicle service business.

Engineered Systems segment earnings for the year ended December 31, 2016 increased $14.9 million, or 3.9%, compared to the prior year, driven primarily by leverage on organic revenue growth, acquisitions and productivity improvements. Segment margin increased from the prior year, reflecting productivity gains and favorable customer pricing.

Bookings for our Industrials platform for the year ended December 31, 2016 decreased 2.2%, compared to the prior year, due primarily to reduced activity in our environmental solutions business. Our Printing & Identification bookings for the year ended December 31, 2016 increased 9.5%, compared to the prior year, due to solid activity in our global marking and coding and digital printing businesses. Segment book-to-bill was 1.00.

2015 Versus 2014

Engineered Systems segment revenue for the year ended December 31, 2015 decreased $43.1 million, or 1.8%, compared to the prior year, primarily driven by an unfavorable impact from foreign currency translation of 5.9%, partially offset by organic growth of 3.2% and acquisition-related growth of 0.9%. Customer pricing did not have a significant impact on Engineered Systems revenue in 2015 as compared to 2014.

•
Revenue within our Printing & Identification platform (representing 40.3% of 2015 segment revenue) decreased $45.2 million, or 4.6%, compared to the prior year. The growth in organic revenue of 4.6% and acquisition-related growth of 2.2% was more than offset by the negative impact of foreign currency translation of 11.4%, as the Euro and several other currencies weakened against the U.S. dollar.

•
Revenue derived from our Industrials platform (representing 59.7% of 2015 segment revenue) increased $2.2 million, or 0.2%, compared to the prior year. Organic growth of 2.3% was driven by continued strong results in our waste handling and auto-related businesses, partially offset by softness in other Industrials businesses. This increase was partially offset by a 2.1% unfavorable foreign currency translation impact.

Engineered Systems segment earnings for the year ended December 31, 2015 decreased $10.0 million, or 2.6%, compared to the prior year. Increased volume as a result of organic growth was more than offset by the significant, unfavorable impact from foreign currency translation and higher restructuring charges of $6.7 million. Segment margin remained relatively flat with the prior year, reflecting productivity gains and the benefits from completed restructuring initiatives.

Fluids

Our Fluids segment, serving the Fluid Transfer and Pumps end markets, is focused on the safe handling of critical fluids across the retail fueling, chemical, hygienic, oil and gas and industrial end markets.

	Years Ended December 31,			% Change
(dollars in thousands)	2016	2015	2014	2016 vs. 2015	2015 vs. 2014
Revenue:
Fluid Transfer	$1,055,909	$792,971	$778,979	33.2%	1.8%
Pumps	644,665	606,302	651,587	6.3%	(6.9)%
Total	$1,700,574	$1,399,273	$1,430,566	21.5%	(2.2)%

Segment earnings	$200,921	$262,117	$251,639	(23.3)%	4.2%
Segment margin	11.8%	18.7%	17.6%

Segment EBITDA	$286,145	$318,195	$312,542	(10.1)%	1.8%
Segment EBITDA margin	16.8%	22.7%	21.8%

Other measures:
Depreciation and amortization	$85,224	$56,078	$60,903	52.0%	(7.9)%
Bookings	1,702,930	1,351,191	1,434,358	26.0%	(5.8)%
Backlog	331,238	243,459	277,834	36.1%	(12.4)%

Components of revenue growth (decline):
Organic (decline) growth				(5.1)%	0.8%
Acquisitions				27.8%	2.4%
Dispositions				(0.3)%	—%
Foreign currency translation				(0.9)%	(5.4)%
Total revenue growth (decline)				21.5%	(2.2)%

2016 Versus 2015

Fluids segment revenue for the year ended December 31, 2016 increased $301.3 million, or 21.5%, compared to the prior year, comprised primarily of acquisition-related growth of 27.8% primarily due to Tokheim and Wayne, partially offset by an organic decline of 5.1% and an unfavorable foreign currency translation impact of 0.9%. The decline in organic revenue impacted both the Fluids Transfer and Pumps end markets as a result of weak longer cycle oil and gas markets and the associated effect of reduced capital spending by our customers. Customer pricing favorably impacted revenue by approximately 0.6% in 2016.

•
Fluid Transfer end market revenue (representing 62.1% of segment revenue) increased $262.9 million, or 33.2%, compared to the prior year. This revenue increase was primarily driven by our acquisitions of Tokheim and Wayne partially offset by the impact of reduced capital spending by longer cycle midstream customers and certain integrated energy customers.

•
Pumps end market revenue (representing 37.9% of segment revenue) increased $38.4 million, or 6.3%, compared to the prior year, primarily driven by our fourth quarter of 2015 acquisitions partially offset by the impacts of lower activity in upstream oil and gas-related end markets.

Fluids segment earnings for the year ended December 31, 2016 decreased $61.2 million, or 23.3%, compared to the prior year, primarily driven by the impact of acquisitions, including increased acquisition-related depreciation and amortization expense and acquisition-related deal costs of approximately $14.7 million. The decrease was also impacted by a $23.2 million charge due to a voluntary product recall. These were partially offset by productivity improvements, cost controls and the benefits of restructuring programs. Segment margin decreased 690 basis points as a result of lower organic volume, impact of acquisitions, the recall charge and deal costs.

Bookings for the year ended December 31, 2016 increased 26.0% compared to the prior year, and backlog levels at December 31, 2016 increased 36.1% compared to the prior year, primarily reflecting the positive impact of acquisitions. Book to bill was 1.00.

2015 Versus 2014

Fluids segment revenue for the year ended December 31, 2015 decreased $31.3 million, or 2.2%, compared to the prior year, comprised of an unfavorable foreign currency translation impact of 5.4%, offset by organic revenue growth of 0.8% and acquisition-related growth of 2.4%. Fluids segment revenue experienced some favorability in 2015 as a result of customer pricing offset by pricing pressure in polymer pumps and pressures within the oil and gas markets.

•
Fluid Transfer end market revenue (representing 56.7% of 2015 segment revenue) increased $14.0 million, or 1.8%, compared to the prior year. The Fluid Transfer businesses grew organically and continue to benefit from acquisition-related growth, which partially offset the unfavorable impact of foreign currency translation.

•
Pumps end market revenue (representing 43.3% of 2015 segment revenue) decreased $45.3 million, or 6.9%, compared to the prior year, as solid results for our plastic and polymer pump business were offset by the impacts of foreign currency translation and slower activity in oil and gas-related pump end markets.

Fluids segment earnings for the year ended December 31, 2015 increased $10.5 million, or 4.2%, compared to the prior year, driven by the benefits of completed restructuring and productivity actions. Segment margin expanded 110 basis points, in spite of an increase in depreciation and amortization expense related to recent acquisitions, higher restructuring charges as compared to the prior year period, deal related expenses and the unfavorable impact of foreign currency translation.

Refrigeration & Food Equipment

Our Refrigeration & Food Equipment segment is a provider of innovative and energy efficient equipment and systems serving the commercial Refrigeration and Food Equipment end markets.

	Years Ended December 31,			% Change
(dollars in thousands)	2016	2015	2014	2016 vs. 2015	2015 vs. 2014
Revenue:
Refrigeration	$1,261,633	$1,336,829	$1,483,157	(5.6)%	(9.9)%
Food Equipment	358,706	394,601	438,032	(9.1)%	(9.9)%
Total	$1,620,339	$1,731,430	$1,921,189	(6.4)%	(9.9)%

Segment earnings	$283,628	$221,299	$238,734	28.2%	(7.3)%
Segment margin	17.5%	12.8%	12.4%

Segment EBITDA	$348,645	$287,373	$307,435	21.3%	(6.5)%
Segment EBITDA margin	21.5%	16.6%	16.0%

Other measures:
Depreciation and amortization	$65,017	$66,074	$68,701	(1.6)%	(3.8)%
Bookings	1,645,807	1,717,100	1,863,207	(4.2)%	(7.8)%
Backlog	258,329	247,352	282,507	4.4%	(12.4)%

Components of revenue growth (decline):
Organic growth (decline)				0.2%	(7.8)%
Acquisitions				—%	0.7%
Dispositions				(6.4)%	(0.4)%
Foreign currency translation				(0.2)%	(2.4)%
Total revenue decline				(6.4)%	(9.9)%

2016 Versus 2015

Refrigeration & Food Equipment segment revenue for the year ended December 31, 2016 decreased $111.1 million, or 6.4%, compared to the prior year, comprised of a 6.4% decline due to dispositions, an unfavorable impact from foreign currency translation of 0.2%, offset by organic revenue growth of 0.2%. Customer pricing had a minimal unfavorable impact of 0.3% on the segment's revenue in 2016.

•
Refrigeration end market revenue (representing 77.9% of segment revenue) decreased $75.2 million, or 5.6%, compared to the prior year, primarily driven by the full-year impact of the disposition of the walk-in cooler business of Hillphoenix in the fourth quarter of 2015. Excluding the disposition, Hillphoenix grew by 1.3% overcoming loss of revenue at large big box retailers.

•
Food Equipment end market revenue (representing 22.1% of segment revenue) decreased $35.9 million, or 9.1%, compared to the prior year, largely driven by the disposition of Tipper Tie in the fourth quarter of 2016.

Refrigeration & Food Equipment segment earnings for the year ended December 31, 2016 increased $62.3 million, or 28.2%, compared to the prior year, primarily due the $85.0 million gain on sale of Tipper Tie. The increase in earnings was partially offset by dispositions, manufacturing inefficiencies of $15.0 million and unfavorable product mix in our retail refrigeration business. Segment margin increased 470 basis points as a result of the aforementioned gain on sale.
Bookings for the year ended December 31, 2016 decreased 4.2% compared to the prior year, due to the dispositions of the walk-in cooler business of Hillphoenix and Tipper Tie. Backlog levels increased 4.4% at December 31, 2016 compared to the prior year. When adjusting for the disposition of Tipper Tie, backlog levels increased 7.8% compared to the prior year. Book to bill was 1.02.
2015 Versus 2014

Refrigeration & Food Equipment segment revenue for the year ended December 31, 2015 decreased $189.8 million, or 9.9%, compared to the prior year, comprised of an organic revenue decline of 7.8%, an unfavorable impact from foreign currency translation of 2.4% and a 0.4% decline due to dispositions. The decline was slightly offset by acquisition-related growth of 0.7%. Customer pricing did not have a significant impact on the segment's revenue in 2015.

•
Refrigeration end market revenue (representing 77.2% of 2015 segment revenue) decreased $146.3 million, or 9.9%, compared to the prior year, primarily driven by the anticipated decline in organic revenue due to reduced volume from a major food retail customer, as well as an unfavorable impact from foreign currency translation, primarily the Euro.

•
Food Equipment end market revenue (representing 22.8% of 2015 segment revenue) decreased $43.4 million, or 9.9%, compared to the prior year, mainly due to market softness in our beverage can forming equipment and food packaging machinery businesses, as well as the unfavorable impact of foreign currency translation.

Refrigeration & Food Equipment segment earnings for the year ended December 31, 2015 decreased $17.4 million, or 7.3%, compared to the prior year, primarily due to volume declines, partially offset by the benefits of restructuring programs and productivity initiatives. Segment margin increased 40 basis points, reflecting the benefits of restructuring programs and reduced supply chain and manufacturing costs as well as lower restructuring charges in 2015 as compared to the prior year.

FINANCIAL CONDITION

We assess our liquidity in terms of our ability to generate cash to fund our operating, investing and financing activities. Significant factors affecting liquidity are: cash flows generated from operating activities, capital expenditures, acquisitions, dispositions, dividends, repurchase of outstanding shares, adequacy of available commercial paper and bank lines of credit and the ability to attract long-term capital with satisfactory terms. We generate substantial cash from the operations of our businesses and remain in a strong financial position, with sufficient liquidity available for reinvestment in existing businesses and strategic acquisitions.

Cash Flow Summary

The following table is derived from our Consolidated Statements of Cash Flows:

	Years Ended December 31,
Cash Flows from Continuing Operations (in thousands)	2016	2015	2014
Net cash flows provided by (used in):
Operating activities	$861,975	$949,059	$950,164
Investing activities	(1,503,843)	(34,578)	(782,557)
Financing activities	633,608	(1,091,886)	(255,489)

Operating Activities

Cash provided by operating activities for the year ended December 31, 2016 decreased $87.1 million compared to 2015. This decline was driven primarily by lower continuing earnings of $149.9 million, excluding depreciation and amortization and gain on sale of businesses, partially offset by improvements in working capital (excluding acquisitions and dispositions), as well as lower cash outflows for employee incentives and net tax payments.

Cash provided by operating activities for the year ended December 31, 2015 decreased $1.1 million compared to 2014. This slight decline was driven primarily by lower continuing earnings excluding depreciation and amortization of $162.4 million and lower compensation and expense accruals of $114.1 million, offset by higher cash inflows from working capital of $234.7 million relative to the prior year primarily driven by improvements in inventory, accounts receivable and accounts payable through active working capital management.

Pension and Other Post-Retirement Activity: Total cash used in conjunction with pension plans during 2016 was $25.7 million including contributions to our international pension plans and payments of benefits under our non-qualified supplemental pension plan.

The funded status of our U.S. qualified defined benefit pension plans is dependent upon many factors, including returns on invested assets, the level of market interest rates and the level of funding. We contribute cash to our plans at our discretion, subject to applicable regulations and minimum contribution requirements. Due to the overfunded status of this plan, the Company made no contributions in 2016, 2015 and 2014 and expects to make minimal contributions, if any, in the near term.

Our significant international pension obligations are located in regions where it is not economically advantageous to pre-fund the plans due to local regulations. Total cash contributions to ongoing international defined benefit pension plans in 2016, 2015 and 2014 totaled $8.4 million, $8.4 million and $9.5 million, respectively. In 2017, we expect to contribute approximately $6.5 million to our non-U.S. plans. Our non-qualified supplemental pension plan is funded through Company assets as benefits are paid. During 2016 a total of $16.6 million benefits were paid under this plan. See Note 14 — Employee Benefit Plans in the Consolidated Financial Statements in Item 8 of this Form 10-K for further discussion regarding our post-retirement plans.

Adjusted Working Capital: We believe adjusted working capital (a non-GAAP measure calculated as accounts receivable, plus inventory, less accounts payable) provides a meaningful measure of our operational results by showing changes caused solely by revenue. Adjusted working capital increased from December 31, 2015 by $32.9 million, or 2.6%, to $1.3 billion at December 31, 2016, which reflected an increase in receivables of $144.7 million, an increase in net inventory of $67.6 million and an increase in accounts payable of $179.4 million. Excluding acquisitions, dispositions and the effects of foreign currency translation, adjusted working capital decreased by $53.0 million, or 4.2% due to working capital management.

Investing Activities

Cash used in investing activities are derived from cash outflows for capital expenditures and acquisitions, partially offset by proceeds from sales of businesses, property, plant and equipment and short-term investments. The majority of the activity in investing activities was comprised of the following:

•
Acquisitions: In 2016, we deployed $1.6 billion to acquire six businesses. In comparison, we acquired four business in 2015 for an aggregate purchase price of approximately $567.8 million. Total acquisition spend in 2014 was nearly $802.3 million and was comprised of seven businesses. See Note 2 — Acquisitions in the Consolidated Financial Statements in Item 8 of this Form 10-K for additional information with respect to recent acquisitions.

•
Proceeds from sale of businesses: In 2016, we generated cash proceeds of $206.4 million, primarily from the sale of Texas Hydraulics and Tipper Tie. Cash proceeds of $689.3 million in 2015 were primarily from the sale of Datamax O'Neil and Sargent Aerospace. In 2014, we generated cash proceeds of $191.3 million primarily from the sale of DEK and $16.3 million from the collection of deferred sale proceeds on the 2013 sale of ECT.

•
Capital spending: Capital expenditures, primarily to support productivity and new product launches, were $165.2 million in 2016, $154.3 million in 2015 and $166.0 million in 2014. Our capital expenditures increased $11.0 million in the 2016 period as compared to 2015, primarily within Fluids. We expect 2017 capital expenditures to approximate 2.4% of revenue, in line with 2016 results.

We anticipate that capital expenditures and any additional acquisitions we make in 2017 will be funded from available cash and internally generated funds and, if necessary, through the issuance of commercial paper, or by accessing the public debt or equity markets.

Financing Activities

Our cash flow from financing activities generally relates to the use of cash for purchases of our common stock and payment of dividends, offset by net borrowing activity and proceeds from the exercise of share-based awards.  The majority of financing activity was attributed to the following:

•
Long-term debt, commercial paper and notes payable, net: In November 2016, we issued €600.0 million of 1.25% euro-denominated notes due in 2026. The proceeds of $656.4 million from this issuance, net of discounts and issuance costs, were primarily used for payment of a portion of the purchase price of the acquisition of Wayne. During the 2016 period, we increased net borrowings from commercial paper by $254.8 million primarily for purposes of funding acquisitions. During 2015, we decreased net borrowings from commercial paper by $327.0 million, we repaid the $300.0 million of 4.875% notes, which matured October 15, 2015, and we issued $400.0 million of 3.150% notes realizing cash proceeds of $394.3 million, net of discounts and issuance costs. In 2014, we had cash inflow of $251.5 million from commercial paper issuances, principally to fund acquisitions during the period, including Accelerated Companies LLC in the fourth quarter of 2014.

•
Treasury purchases: In January 2015, our Board of Directors approved a new standing share repurchase authorization, whereby the Company may repurchase up to 15 million shares of its common stock over the following three years. This share repurchase authorization replaced all previously authorized repurchase programs. These share repurchases are opportunistic buybacks made as part of management's capital allocation strategy. These repurchases are also made to offset the dilutive impact of shares issued under our equity compensation plans. During 2016, we did not purchase any shares under this program. In 2015, we used $600.2 million to repurchase 8.2 million shares under this authorization. As of December 31, 2016, the number of shares still available for repurchase under the January 2015 share repurchase authorization was 6.8 million. During 2014, we completed the repurchase of 7.5 million shares at a total cost of $601.1 million under the previously board-approved stock repurchase programs of May and November 2012.

•
Dividend payments: Total dividend payments to common shareholders were $267.7 million in 2016, $258.0 million in 2015 and $258.5 million in 2014. Our dividends paid per common share increased 5% to $1.72 per share in 2016 compared to $1.64 per share in 2015. This represents the 61st consecutive year that our dividend has increased.

•
Net Proceeds from the exercise of share-based awards: Proceeds from the exercise of share-based awards were $8.4 million, $4.0 million and $20.3 million in 2016, 2015 and 2014, respectively. These proceeds have fluctuated in recent periods due to the volatility in our stock price and a larger number of cashless exercises of equity awards. Payments to settle tax obligations on these exercises were $15.7 million, $5.0 million and $21.2 million in 2016, 2015 and 2014, respectively. These tax payments generally increase or decrease correspondingly to the number of exercises in a particular year.

•
Cash received from Knowles, net of cash distributed: In connection with the separation of Knowles from Dover in 2014, Knowles made a cash payment of $400.0 million to Dover immediately prior to the distribution. Dover received net cash of $360.0 million upon separation, which reflects the $400.0 million cash payment due net of cash held by Knowles at the time of distribution and retained by it in connection with its separation from Dover. Dover utilized the net proceeds from Knowles to pay down commercial paper and to repurchase shares of its common stock in the first quarter of 2014.

Cash Flows from Discontinued Operations

In 2015, cash used in discontinued operations totaled $115.9 million compared to cash provided of $6.0 million in 2014. These cash flows reflect the operating results of Datamax O'Neil and Sargent Aerospace (prior to their sale in 2015), as well as the results of Knowles prior to its spin-off in the first quarter of 2014. Cash used in the 2015 period also includes $110.5 million of taxes paid relating to the gain on the sale of Sargent Aerospace. Cash used in the 2014 period includes costs incurred for the spin-off of Knowles of $27.1 million and capital expenditures of $20.6 million.

Liquidity and Capital Resources

Free Cash Flow

In addition to measuring our cash flow generation and usage based upon the operating, investing and financing classifications included in the Consolidated Statements of Cash Flows, we also measure free cash flow (a non-GAAP measure) which represents net cash provided by operating activities minus capital expenditures as set forth in the Consolidated Statements of Cash Flows. We believe that free cash flow is an important measure of operating performance because it provides management and investors a measurement of cash generated from operations that is available for mandatory payment obligations and investment opportunities, such as funding acquisitions, paying dividends, repaying debt and repurchasing our common stock.

The following table reconciles our free cash flow to cash flow provided by operating activities:

	Years Ended December 31,
Free Cash Flow (dollars in thousands)	2016	2015	2014
Cash flow provided by operating activities	$861,975	$949,059	$950,164
Less: Capital expenditures	(165,205)	(154,251)	(166,033)
Free cash flow	$696,770	$794,808	$784,131
Free cash flow as a percentage of revenue	10.3%	11.4%	10.1%

For 2016, we generated free cash flow of $696.8 million, representing 10.3% of revenue. Free cash flow in 2015 was $794.8 million or 11.4% of revenue, and $784.1 million, or 10.1% of revenue in 2014. The full year decrease in 2016 free cash flow reflects lower earnings from continuing operations before deprecation and amortization, higher capital expenditures and timing of revenue at year end, principally in the energy related businesses. We expect to generate free cash flow in 2017 of approximately 11.0% of revenue.

The 2015 increase in free cash flow compared to 2014 reflects productivity, operating efficiencies and working capital management through the Dover Excellence Program.

Capitalization

We use commercial paper borrowings for general corporate purposes, including the funding of acquisitions and the repurchase of our common stock. We maintain a $1.0 billion five-year unsecured committed revolving credit facility (the "Credit Agreement") with a syndicate of banks which expires on November 10, 2020. This facility is used primarily as liquidity back-up for our commercial paper program. We have not drawn down any loans under this facility nor do we anticipate doing so. If we were to draw down a loan, at our election, the loan would bear interest at a base rate plus an applicable margin. Under this facility, we are required to pay a facility fee and to maintain an interest coverage ratio of consolidated EBITDA to consolidated net interest expense of not less than 3.0 to 1. We were in compliance with this covenant and our other long-term debt covenants at December 31, 2016 and had a coverage ratio of 9.4 to 1.0. We are not aware of any potential impairment to our liquidity and expect to remain in compliance with all of our debt covenants.

On November 9, 2016, we issued €600.0 million of 1.25% euro-denominated notes due 2026. The proceeds of $656.4 million from the sale of the notes, net of discounts and issuance costs, were used for payment of a portion of the purchase price of the acquisition of Wayne.

On September 16, 2016, we entered into a $500.0 million unsecured term loan facility (the “Term Loan Agreement”) with a syndicate of banks. We did not draw down on the Term Loan Agreement and on November 14, 2016, voluntarily terminated the Term Loan Agreement.

We also have a current shelf registration statement filed with the SEC that allows for the issuance of additional debt securities that may be utilized in one or more offerings on terms to be determined at the time of the offering. Net proceeds of any offering would be used for general corporate purposes, including repayment of existing indebtedness, capital expenditures and acquisitions.

At December 31, 2016, our cash and cash equivalents totaled $349.1 million, of which approximately $221.1 million was held outside the United States. Cash and cash equivalents are held primarily in bank deposits with highly rated banks. We regularly hold cash in excess of near-term requirements in bank deposits or invest the funds in government money market instruments or short-term investments, which consist of investment grade time deposits with original maturity dates at the time of purchase of no greater than three months.

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

Net Debt to Net Capitalization Ratio (dollars in thousands)	December 31, 2016	December 31, 2015	December 31, 2014
Current maturities of long-term debt	$6,950	$122	$299,956
Commercial paper	407,600	151,000	478,000
Notes payable and current maturities of long-term debt	414,550	151,122	777,956
Long-term debt	3,206,637	2,603,655	2,253,041
Total debt	3,621,187	2,754,777	3,030,997
Less: Cash and cash equivalents	(349,146)	(362,185)	(681,581)
Net debt	3,272,041	2,392,592	2,349,416
Add: Stockholders' equity	3,799,746	3,644,575	3,700,725
Net capitalization	$7,071,787	$6,037,167	$6,050,141
Net debt to net capitalization	46.3%	39.6%	38.8%

Our net debt to net capitalization ratio increased to 46.3% at December 31, 2016 compared to 39.6% at December 31, 2015. The increase in this ratio was largely driven by changes in net debt during the period. Net debt increased $879.5 million during the period primarily due to an increase in long-term debt outstanding due to the €600 million notes issued in the fourth quarter of 2016 and an increase in commercial paper borrowings.

Our net debt to net capitalization ratio increased to 39.6% at December 31, 2015 compared to 38.8% at December 31, 2014 primarily due to changes in net debt during the period. Net debt increased $43.2 million during the period primarily due to a reduction in cash levels as a result of debt repayments, stock repurchases, acquisitions and higher long-term debt outstanding due to the $400.0 million notes issued in the fourth quarter of 2015, offset by decreased commercial paper borrowings.

Our ability to obtain debt financing at comparable risk-based interest rates is partly a function of our existing cash-flow-to-debt and debt-to-capitalization levels as well as our current credit standing. Our credit ratings, which are independently developed by the respective rating agencies, were as follows as of December 31, 2016:

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

Off-Balance Sheet Arrangements and Contractual Obligations

As of December 31, 2016, we had approximately $140.9 million outstanding in letters of credit with financial institutions, which expire at various dates in 2017 through 2021. These letters of credit are primarily maintained as security for insurance, warranty and other performance obligations. In general, we would only be liable for the amount of these guarantees in the event of default in the performance of our obligations, the probability of which we believe is remote.

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

A summary of our consolidated contractual obligations and commitments as of December 31, 2016 and the years when these obligations are expected to be due is as follows:

		Payments Due by Period
(in thousands)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Other
Long-term debt (1)	$3,230,073	$6,950	$350,357	$763,261	$2,109,505	$—
Interest payments (2)	1,609,162	130,272	231,931	206,052	1,040,907	—
Rental commitments	255,071	61,638	91,187	43,464	58,782	—
Purchase obligations	72,355	70,686	1,669	—	—	—
Capital leases	13,630	3,122	3,234	2,044	5,230	—
Supplemental and post-retirement benefits (3)	114,943	22,545	20,597	26,632	45,169	—
Uncertain tax positions (4)	84,894	—	—	—	—	84,894
Total obligations	$5,380,128	$295,213	$698,975	$1,041,453	$3,259,593	$84,894
_________

(1)	See Note 9 to the Consolidated Financial Statements. Amounts represent principal payments for all long-term debt, including current maturities.
(2)	Amounts represent estimate of future interest payments on long-term debt using the interest rates in effect at December 31, 2016.
(3)
Amounts represent estimated benefit payments under our unfunded supplemental and post-retirement benefit plans and our unfunded non-U.S. qualified defined benefit plans. See Note 14 to the Consolidated Financial Statements. We also expect to contribute approximately $6.5 million to our non-U.S. qualified defined benefit plans in 2017, which amount is not reflected in the above table.

(4)
Due to the uncertainty of the potential settlement of future uncertain tax positions, we are unable to estimate the timing of the related payments, if any, that will be made subsequent to 2016. These amounts do not include the potential indirect benefits resulting from deductions or credits for payments made to other jurisdictions.

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

Interest Rate Exposure

As of December 31, 2016 and during the three year period then ended, we did not have any open interest rate swap contracts. However, we may in the future enter into interest rate swap agreements to manage our exposure to interest rate changes. We issue commercial paper, which exposes us to changes in variable interest rates; however, maturities are typically three months or less so a change in rates over this period would not have a material impact on our pre-tax earnings.

We consider our current risk related to market fluctuations in interest rates to be minimal since our debt is largely long-term and fixed-rate in nature. Generally, the fair market value of fixed-interest rate debt will increase as interest rates fall and decrease as interest rates rise. A 100 basis point increase in market interest rates would decrease the 2016 year-end fair value of our long-term debt by approximately $784.0 million. However, since we have no plans to repurchase our outstanding fixed-rate instruments before their maturities, the impact of market interest rate fluctuations on our long-term debt does not affect our results of operations or financial position.

Foreign Currency Exposure

We conduct business in various non-U.S. countries, primarily in Canada, substantially all of the European countries, Mexico, Brazil, Argentina, China, India and other Asian countries. Therefore, we have foreign currency risk relating to receipts from customers, payments to suppliers and intercompany transactions denominated in foreign currencies. We will occasionally use derivative financial instruments to offset such risks, when it is believed that the exposure will not be limited by our normal operating and financing activities. We have formal policies to mitigate risk in this area by using fair value and/or cash flow hedging programs.

Changes in the value of the currencies of the countries in which we operate affect our results of operations, financial position and cash flows when translated into U.S. dollars, our reporting currency. The strengthening of the U.S. dollar could result in unfavorable translation effects as the results of foreign operations are translated into U.S. dollars. We have generally accepted the exposure to exchange rate movements relative to our investment in non-U.S. operations. We may, from time to time, for a specific exposure, enter into fair value hedges. Previously, we entered into a floating-to-floating cross currency swap agreement with a total notional amount of $50.0 million in exchange for CHF 65.1 million, which matured on October 15, 2015. This transaction hedged a portion of our net investment in non-U.S. operations. The agreement qualified as a net investment hedge and changes in the fair value were reported within the cumulative translation adjustment section of other comprehensive earnings, with any hedge ineffectiveness recognized in current earnings.

Additionally, the Company has designated the €300.0 million and €600.0 million of euro-denominated notes issued December 4, 2013 and November 9, 2016, respectively, as a hedge of a portion of its net investment in euro-denominated operations. Due to the high degree of effectiveness between the hedging instruments and the exposure being hedged, fluctuations in the value of the euro-denominated debt due to exchange rate changes are offset by changes in the net investment. Accordingly, changes in the value of the euro-denominated debt are recognized in the cumulative translation adjustment section of other comprehensive income (loss) to offset changes in the value of the net investment in euro-denominated operations. Due to the devaluation of the euro relative to the U.S. dollar, the U.S. dollar equivalent of this debt decreased, resulting in the recognition of a gain in other comprehensive income of $53.8 million and $35.5 million for the years ended December 31, 2016 and 2015, respectively.

Commodity Price Exposure

Certain of our businesses are exposed to volatility in the prices of certain commodities, such as aluminum, steel, copper and various precious metals, among others. Our primary exposure to commodity pricing volatility relates to the use of these materials in purchased component parts or the purchase of raw materials. When possible, we maintain long-term fixed price contracts on raw materials and component parts; however, we are prone to exposure as these contracts expire. We may, from time to time, for a specific exposure, enter into cash flow hedges to mitigate our risk to commodity pricing; however, such contracts outstanding at December 31, 2016 were not significant.

Critical Accounting Policies and Estimates

Our consolidated financial statements and related public financial information are based on the application of GAAP. GAAP requires the use of estimates, assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue and expense amounts we report. These estimates can also affect supplemental information contained in our public disclosures, including information regarding contingencies, risk and our financial condition. The significant accounting policies used in the preparation of our consolidated financial statements are discussed in Note 1 — Description of Business and Summary of Significant Accounting Policies in the Consolidated Financial Statements in Item 8 of this Form 10-K. The accounting assumptions and estimates discussed in the section below are those that we consider most critical to an understanding of our financial statements because they inherently involve significant judgments and estimates. We believe our use of estimates and underlying accounting assumptions conforms to GAAP and is consistently applied. We review valuations based on estimates for reasonableness on a consistent basis.

Revenue Recognition- Revenue is recognized when all of the following conditions are satisfied: a) persuasive evidence of an arrangement exists, b) price is fixed or determinable, c) collectability is reasonably assured and d) delivery has occurred or services have been rendered. The majority of our revenue is generated through the manufacture and sale of a broad range of specialized products and components, with revenue recognized upon transfer of title and risk of loss, which is generally upon shipment. Service revenue represents less than 5% of our total revenue and is recognized as the services are performed. In limited cases, our revenue arrangements with customers require delivery, installation, testing, certification, or other acceptance provisions to be satisfied before revenue is recognized. We include shipping costs billed to customers in revenue and the related shipping costs in cost of sales.

Inventories - Inventories for the majority of our subsidiaries, including all international subsidiaries, are stated at the lower of cost, determined on the first-in, first-out (FIFO) basis, or market. Other domestic inventories are stated at cost, determined on the last-in, first-out (LIFO) basis, which is less than market value. Under certain market conditions, estimates and judgments regarding the valuation of inventories are employed by us to properly value inventories.

Goodwill and Other Intangible Assets - We have significant goodwill and intangible assets on our balance sheet as a result of current and past acquisitions. The valuation and classification of these assets and the assignment of useful lives involve significant judgments and the use of estimates. In addition, the testing of goodwill and intangibles for impairment requires significant use of judgment and assumptions, particularly as it relates to the determination of fair market value. Our intangible assets and reporting units are tested and reviewed for impairment on an annual basis during the fourth quarter, or more frequently when indicators of impairment exist.

When performing an impairment test, we estimate fair value using the income approach. Under the income approach, fair value is determined based on the present value of estimated future cash flows, discounted at an appropriate risk-adjusted rate. We use our internal forecasts to estimate future cash flows and include an estimate of long-term future growth rate based on our most recent views of the long-term outlook for each reporting unit. Actual results may differ from these estimates. The discount rates used in these analyses vary by reporting unit and are based on a capital asset pricing model and published relevant industry rates. We use discount rates commensurate with the risks and uncertainties inherent to each reporting unit and in our internally developed forecasts. Discount rates used in our 2016 reporting unit valuations ranged from 9.0% to 10.5%.

We performed the annual goodwill impairment testing of our nine identified reporting units in the fourth quarter of 2016. Based on the impairment tests performed, the fair value of our reporting units exceeded their carrying value, in most cases, by more than 100%. As such, no goodwill impairment was recognized. While all of our reporting units passed the goodwill impairment test, two of our reporting units within the Energy segment had the lowest headroom compared to the other reporting units. The aggregate goodwill balance for these two reporting units were $959.0 million. While there was an overall year over year decline within the Energy segment resulting in lower estimated cash flows, impacted by lower oil prices and the resulting economic pressures within the oil and gas industry, in the second half of 2016, U.S. rig count and oil prices increased sequentially and led to improvement compared to the prior year. These two reporting units had fair values in excess of their carrying values of 49% and 33%, an improvement from the prior year. While we believe the assumptions used in the 2016 impairment analysis are reasonable and representative of expected results, if market conditions worsen or persist for an extended period of time, an impairment of goodwill or assets may occur. We will continue to monitor the long-term outlook and forecasts, including estimated future cash flows, for these businesses and the impact on the carrying value of goodwill and assets in 2017.

Employee Benefit Plans - The valuation of our pension and other post-retirement plans requires the use of assumptions and estimates that are used to develop actuarial valuations of expenses and assets/liabilities. Inherent in these valuations are key assumptions, including discount rates, investment returns, projected salary increases and benefits and mortality rates. Annually, we review the actuarial assumptions used in our pension reporting and compare them with external benchmarks to ensure that they accurately account for our future pension obligations. Changes in assumptions and future investment returns could potentially have a material impact on our pension expense and related funding requirements. Our expected long-term rate of return on plan assets is reviewed annually based on actual returns, economic trends and portfolio allocation. Our discount rate assumption is determined by developing a yield curve based on high quality corporate bonds with maturities matching the plans’ expected benefit payment streams. The plans’ expected cash flows are then discounted by the resulting year-by-year spot rates. As disclosed in Note 14 — Employee Benefit Plans to the Consolidated Financial Statements, the 2016 weighted-average discount rates used to measure our qualified defined benefit ranged from 2.06% to 4.10%, a decrease from the 2015 rates, which ranged from 2.32% to 4.40%. The lower 2016 discount rates are reflective of decreased market interest rates over this period. A 25 basis point decrease in the discount rates used for these plans would have increased the post retirement benefit obligations by approximately $33.7 million from the amount recorded in the financial statements at December 31, 2016. Our pension expense is also sensitive to changes in the expected long-term rate of return on plan assets. A decrease of 25 basis points in the expected long-term rate of return on assets would have increased our defined benefit pension expense by approximately $1.7 million.

Income Taxes - We have significant amounts of deferred tax assets that are reviewed for recoverability and valued accordingly. These assets are evaluated by using estimates of future taxable income streams and the impact of tax planning strategies. Reserves are also estimated, using more likely than not criteria, for ongoing audits regarding federal, state and international issues that are currently unresolved. We routinely monitor the potential impact of these situations and believe that we have established the proper reserves. Reserves related to tax accruals and valuations related to deferred tax assets can be impacted by changes in tax codes and rulings, changes in statutory tax rates and our future taxable income levels. The provision for uncertain tax positions provides a recognition threshold and measurement attribute for financial statement tax benefits taken or expected to be taken in a tax return and disclosure requirements regarding uncertainties in income tax positions. The tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. We record interest and penalties related to unrecognized tax benefits as a component of our provision for income taxes.

Risk, Retention, Insurance - We have significant accruals and reserves related to the self-insured portion of our risk management program. These accruals require the use of estimates and judgment with regard to risk exposure and ultimate liability. We estimate losses under these programs using actuarial assumptions, our experience and relevant industry data. We review these factors quarterly and consider the current level of accruals and reserves adequate relative to current market conditions and experience.

Contingencies - We have established liabilities for environmental and legal contingencies at both the business and corporate levels. A significant amount of judgment and the use of estimates are required to quantify our ultimate exposure in these matters. The valuation of liabilities for these contingencies is reviewed on a quarterly basis to ensure that we have accrued the proper level of expense. The liability balances are adjusted to account for changes in circumstances for ongoing issues and the establishment of additional liabilities for emerging issues. While we believe that the amount accrued to-date is adequate, future changes in circumstances could impact these determinations.

Restructuring - We establish liabilities for restructuring activities at an operation when management has committed to an exit or reorganization plan and when termination benefits are probable and can be reasonably estimated based on circumstances at the time the restructuring plan is approved by management. Exit costs include future minimum lease payments on vacated facilities and other contractual terminations. In addition, asset impairments may be recorded as a result of an approved restructuring plan. The accrual of both severance and exit costs requires the use of estimates. Though we believe that these estimates accurately reflect the anticipated costs, actual results may be different than the estimated amounts.

Disposed and Discontinued Operations - From time to time we sell or discontinue or dispose of certain operations for various reasons. Estimates are used to adjust, if necessary, the assets and liabilities of discontinued operations, including goodwill, to their estimated fair market value. These estimates include assumptions relating to the proceeds anticipated as a result of the sale. Fair value is established using internal valuation calculations along with market analysis of similar-type entities. The adjustments to fair market value of these operations provide the basis for the gain or loss when sold. Changes in business conditions or the inability to sell an operation could potentially require future adjustments to these estimates. No impairment charges were recorded in 2016, 2015 or 2014.

Stock-Based Compensation - We are required to recognize in our Consolidated Statements of Earnings the expense associated with all share-based payment awards made to employees and directors, including stock appreciation rights ("SARs"), restricted stock units and performance share awards. We use the Black-Scholes valuation model to estimate the fair value of SARs granted to employees. The model requires that we estimate the expected life of the SAR, expected forfeitures and the volatility of our stock using historical data. For additional information related to the assumptions used, see Note 12 — Equity and Cash Incentive Program to the Consolidated Financial Statements in Item 8 of this Form 10-K.

Recent Accounting Standards

Recently Issued Accounting Standards

In October 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory. This ASU requires entities to recognize the income tax consequences of many intercompany asset transfers at the transaction date. The seller and buyer will immediately recognize the current and deferred income tax consequences of an intercompany transfer of an asset other than inventory. The tax consequences were previously deferred until the asset is sold to a third party or recovered through use. This guidance will be effective for us on January 1, 2018. We are currently evaluating this guidance and the impact it will have on our Consolidated Financial Statements.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. This ASU addresses the following eight specific cash flow issues: Debt prepayment or debt extinguishment costs; settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing; contingent consideration payments made after a business combination; proceeds from the settlement of insurance claims; proceeds from the settlement of corporate-owned life insurance policies (including bank-owned life insurance policies); distributions received from equity method investees; beneficial interests in securitization transactions; and separately identifiable cash flows and application of the predominance principle. This guidance will be effective for us on January 1, 2018. We do not expect the adoption of this ASU to have a material impact on our Consolidated Financial Statements.

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The ASU changes how companies account for certain aspects of share-based payment awards to employees, including the accounting for income taxes, forfeitures and statutory tax withholding requirements, as well as the classification of related matters in the statement of cash flows. This guidance will be effective for us on January 1, 2017. We do not expect the adoption of this ASU to have a material impact on our Consolidated Financial Statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which amends existing guidance to require lessees to recognize assets and liabilities on the balance sheet for the rights and obligations created by long-term leases and to disclose additional quantitative and qualitative information about leasing arrangements. This ASU also provides clarifications surrounding the presentation of the effects of leases in the income statement and statement of cash flows. This guidance will be effective for us on January 1, 2019. We are currently evaluating this guidance and the impact it will have on our Consolidated Financial Statements.

In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 340): Simplifying the Measurement of Inventory. Under this guidance, entities utilizing the FIFO or average cost method should measure inventory at the lower of cost or net realizable value, whereas net realizable value is defined as the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. This ASU will be effective for us on January 1, 2017. We do not expect the adoption of this ASU to have a material impact on our Consolidated Financial Statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), that introduces a new five-step revenue recognition model in which an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU also requires disclosures sufficient to enable users to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers, including qualitative and quantitative disclosures about contracts with customers, significant judgments and changes in judgments and assets recognized from the costs to obtain or fulfill a contract. This guidance will be effective for us on January 1, 2018. The FASB has also issued the following standards which clarify ASU 2014-09 and have the same effective date as the original standard: ASU 2016-20, Technical Corrections and Improvements to Topic 606, ASU No. 2016-12, Narrow-Scope Improvements and Practical Expedients, ASU 2016-10, Identifying Performance Obligations and Licensing and ASU 2016-08, Principal versus Agent Considerations.

We commenced our assessment of ASU 2014-09 during the second half of 2015 and developed a project plan to guide the implementation. This project plan includes analyzing the standard’s impact on our contract portfolio, comparing our historical accounting policies and practices to the requirements of the new standard and identifying potential differences from applying the requirements of the new standard to its contracts. We are also in the process of drafting an updated accounting policy, evaluating new disclosure requirements and identifying and implementing appropriate changes to our business processes, systems and controls to support recognition and disclosure under the new standard. We expect to adopt this new standard using the modified retrospective method that will result in a cumulative effect adjustment as of the date of adoption. We are currently evaluating this guidance and the impact it will have on our Consolidated Financial Statements.

Recently Adopted Accounting Standards

In March 2016, the FASB issued ASU 2016-07, Simplifying the Transition to the Equity Method of Accounting (Topic 323), which eliminates the requirement to retrospectively apply equity method accounting when an entity increases ownership or influence in a previously held investment. We early adopted this guidance at December 31, 2016, which requires prospective application of equity method accounting treatment when we obtain significant influence over an investee during the period. The adoption of this ASU did not have a material impact to our Consolidated Financial Statements.

In September 2015, the FASB issued ASU 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments. Under this guidance the cumulative impact of purchase accounting adjustments arising during the one year measurement period from the date of acquisition will be recognized, in full, in the period identified. This guidance was effective for us on January 1, 2016 and will be applied prospectively to adjustments arising after that date. The adoption of this ASU did not have a material impact to our Consolidated Financial Statements.

In April 2015, the FASB issued ASU 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. Under this guidance, debt issuance costs related to a recognized debt liability are required to be presented in the balance sheet as a direct reduction from the carrying amount of the related debt, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by this guidance. We adopted this guidance January 1, 2016. As a result of adoption, debt issuance costs of $13,687 were reclassified from assets to reduce long-term-debt as of December 31, 2015.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which requires management to assess an entity’s ability to continue as a going concern, and to provide related footnote disclosures in certain circumstances, such as the existence of substantial doubt. We are required to evaluate going concern uncertainties at each annual and interim reporting period, considering the entity’s ability to continue as a going concern within one year after the issuance date. This guidance was effective for us on December 31, 2016. The adoption of this ASU did not have an impact to our Consolidated Financial Statements.

Non-GAAP Disclosures

In an effort to provide investors with additional information regarding our results as determined by GAAP, we also disclose non-GAAP information which we believe provides useful information to investors. Segment EBITDA, segment EBITDA margin, free cash flow, net debt, net capitalization, the net debt to net capitalization ratio, adjusted working capital, earnings adjusted for non-recurring items, effective tax rate adjusted for discrete and other items and organic revenue growth are not financial measures under GAAP and should not be considered as a substitute for cash flows from operating activities, debt or equity, earnings, revenue, or working capital as determined in accordance with GAAP, and they may not be comparable to similarly titled measures reported by other companies. We believe that segment EBITDA and segment EBITDA margin are useful to investors and other users of our financial information in evaluating ongoing operating profitability as they exclude the depreciation and amortization expense related primarily to capital expenditures and acquisitions that occurred in prior years, as well as in evaluating operating performance in relation to our competitors. Segment EBITDA is calculated by adding back depreciation and amortization expense to segment earnings, which is the most directly comparable GAAP measure. We do not present segment net income because corporate expenses are not allocated at a segment level. Segment EBITDA margin is calculated as segment EBITDA divided by segment revenue.

We believe the net debt to net capitalization ratio and free cash flow are important measures of liquidity. Net debt to net capitalization is helpful in evaluating our capital structure and the amount of leverage we employ. Free cash flow provides both management and investors a measurement of cash generated from operations that is available to fund acquisitions, pay dividends, repay debt and repurchase our common stock. Reconciliations of free cash flow, net debt and net capitalization can be found above in this Item 7, MD&A. We believe that reporting our effective tax rate adjusted for discrete and other items is useful to management and investors as it facilitates comparisons of our ongoing tax rate to prior and future periods and our peers. We believe that reporting adjusted working capital, which is calculated as accounts receivable, plus inventory, less accounts payable, provides a meaningful measure of our operational results by showing the changes caused solely by revenue. We believe that reporting organic revenue and organic revenue growth, which exclude the impact of foreign currency exchange rates and the impact of acquisitions and divestitures, provides a useful comparison of our revenue performance and trends between periods.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this section is incorporated by reference to the section, "Financial Instruments and Risk Management", included within the MD&A in Item 7.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND
FINANCIAL STATEMENT SCHEDULE

Page

50	Management's Report on Internal Control Over Financial Reporting
51	Report of Independent Registered Public Accounting Firm
52	Consolidated Statements of Earnings
53	Consolidated Statements of Comprehensive Earnings
54	Consolidated Balance Sheets
55	Consolidated Statements of Stockholders' Equity
56	Consolidated Statements of Cash Flows
57	Notes to Consolidated Financial Statements
95	Financial Statement Schedule - Schedule II, Valuation and Qualifying Accounts

 (All other schedules are not required and have been omitted)

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013).

Based on its assessment under the criteria set forth in Internal Control — Integrated Framework (2013), management concluded that, as of December 31, 2016, the Company’s internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP.

In making its assessment of internal control over financial reporting as of December 31, 2016, management has excluded all companies acquired in purchase business combinations during 2016. The Company is currently assessing the control environments of these acquisitions. The following companies were acquired in purchase business combinations during 2016: Tokheim Group S.A.S., Fairbanks Environmental LTD, ProGauge, Alliance Wireless Technologies, Inc., Ravaglioli S.p.A. Group and Wayne Fueling Systems, Ltd. These companies are wholly-owned by the Company and their revenue for the year ended December 31, 2016 represents approximately 5.1% of the Company’s consolidated total revenue for the same period and their assets represent approximately 5.8% of the Company’s consolidated total assets as of December 31, 2016.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2016 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Dover Corporation:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Dover Corporation and its subsidiaries at December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting, appearing under Item 8. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

As described in Management’s Report on Internal Control Over Financial Reporting included in Item 8, management has excluded Tokheim Group S.A.S., Fairbanks Environmental LTD, ProGauge, Alliance Wireless Technologies, Inc., Ravaglioli S.p.A. Group, and Wayne Fueling Systems Ltd. from its assessment of internal control over financial reporting as of December 31, 2016 because these companies were acquired by the Company in purchase business combinations during 2016. We have also excluded these companies from our audit of internal control over financial reporting. These companies are wholly-owned subsidiaries by the Company whose total assets and total revenues represent 5.8% and 5.1%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2016.

/s/ PricewaterhouseCoopers LLP
Chicago, Illinois
February 10, 2017

DOVER CORPORATION
CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands, except per share figures)

	Years Ended December 31,
	2016	2015	2014
Revenue	$6,794,342	$6,956,311	$7,752,728
Cost of goods and services	4,322,373	4,388,167	4,778,479
Gross profit	2,471,969	2,568,144	2,974,249
Selling, general and administrative expenses	1,757,523	1,647,382	1,758,765
Operating earnings	714,446	920,762	1,215,484
Interest expense	136,401	131,676	131,689
Interest income	(6,759)	(4,419)	(4,510)
Other income, net	(7,930)	(7,105)	(5,902)
Gain on sale of businesses	(96,598)	—	—
Earnings before provision for income taxes and discontinued operations	689,332	800,610	1,094,207
Provision for income taxes	180,440	204,729	316,067
Earnings from continuing operations	508,892	595,881	778,140
Earnings (losses) from discontinued operations, net	—	273,948	(2,905)
Net earnings	$508,892	$869,829	$775,235

Earnings per share from continuing operations:
Basic	$3.28	$3.78	$4.67
Diluted	$3.25	$3.74	$4.61

Earnings (loss) per share from discontinued operations:
Basic	$—	$1.74	$(0.02)
Diluted	$—	$1.72	$(0.02)

Net earnings per share:
Basic	$3.28	$5.52	$4.65
Diluted	$3.25	$5.46	$4.59

Weighted average shares outstanding:
Basic	155,231	157,619	166,692
Diluted	156,636	159,172	168,842

Dividends paid per common share	$1.72	$1.64	$1.55

See Notes to Consolidated Financial Statements

DOVER CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(In thousands)

	Years Ended December 31,
	2016	2015	2014
Net earnings	$508,892	$869,829	$775,235
Other comprehensive (loss) earnings, net of tax
Foreign currency translation adjustments:
Foreign currency translation losses	(106,526)	(117,302)	(144,643)
Reclassification of foreign currency translation losses (gains) to earnings	823	(3,092)	(6,300)
Total foreign currency translation adjustments	(105,703)	(120,394)	(150,943)
Pension and other postretirement benefit plans:
Actuarial (losses) gains	(7,928)	4,492	(60,766)
Prior service (cost) credit	(776)	4,171	(354)
Amortization of actuarial losses included in net periodic pension cost	5,683	10,280	5,792
Amortization of prior service costs included in net periodic pension cost	4,397	4,993	5,617
Total pension and other postretirement benefit plans	1,376	23,936	(49,711)
Changes in fair value of cash flow hedges:
Unrealized net gains (losses)	144	(328)	(137)
Net losses (gains) reclassified into earnings	415	(108)	(107)
Total cash flow hedges	559	(436)	(244)
Other	(985)	1,252	939
Other comprehensive loss, net of tax	(104,753)	(95,642)	(199,959)
Comprehensive earnings	$404,139	$774,187	$575,276

See Notes to Consolidated Financial Statements

DOVER CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	December 31, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$349,146	$362,185
Receivables, net of allowances of $22,015 and $18,050	1,265,201	1,120,490
Inventories	870,487	802,895
Prepaid and other current assets	104,357	133,440
Total current assets	2,589,191	2,419,010
Property, plant and equipment, net	945,670	854,269
Goodwill	4,562,677	3,737,389
Intangible assets, net	1,802,923	1,413,223
Other assets and deferred charges	215,530	182,185
Total assets	$10,115,991	$8,606,076
Liabilities and Stockholders' Equity
Current liabilities:
Notes payable and current maturities of long-term debt	$414,550	$151,122
Accounts payable	830,318	650,880
Accrued compensation and employee benefits	226,440	223,039
Accrued insurance	96,062	99,642
Other accrued expenses	332,595	235,971
Federal and other income taxes	40,353	6,528
Total current liabilities	1,940,318	1,367,182
Long-term debt	3,206,637	2,603,655
Deferred income taxes	710,173	575,709
Other liabilities	459,117	414,955
Stockholders' equity:
Preferred stock - $100 par value; 100,000 shares authorized; none issued	—	—
Common stock - $1 par value; 500,000,000 shares authorized; 256,537,535 and 256,112,943 shares issued at December 31, 2016 and 2015	256,538	256,113
Additional paid-in capital	946,755	928,409
Retained earnings	7,927,795	7,686,642
Accumulated other comprehensive loss	(359,326)	(254,573)
Treasury stock, at cost: 101,109,186 shares at both December 31, 2016 and 2015	(4,972,016)	(4,972,016)
Total stockholders' equity	3,799,746	3,644,575
Total liabilities and stockholders' equity	$10,115,991	$8,606,076

See Notes to Consolidated Financial Statements

DOVER CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

	Common Stock $1 Par Value	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Earnings (Loss)	Total Stockholders' Equity
Balance at December 31, 2013	$255,320	$871,575	$(3,771,758)	$7,954,536	$67,723	$5,377,396
Net earnings	—	—	—	775,235	—	775,235
Dividends paid	—	—	—	(258,487)	—	(258,487)
Separations of Knowles	—	—	—	(1,396,502)	(26,695)	(1,423,197)
Common stock issued for the exercise of share-based awards	573	(16,497)	—	—	—	(15,924)
Tax benefit from the exercise of share-based awards	—	15,110	—	—	—	15,110
Stock-based compensation expense	—	31,628	—	—	—	31,628
Common stock acquired	—	(983)	(600,094)	—	—	(601,077)
Other comprehensive loss, net of tax	—	—	—	—	(199,959)	(199,959)
Balance at December 31, 2014	255,893	900,833	(4,371,852)	7,074,782	(158,931)	3,700,725
Net earnings	—	—	—	869,829	—	869,829
Dividends paid	—	—	—	(257,969)	—	(257,969)
Common stock issued for the exercise of share-based awards	220	(3,782)	—	—	—	(3,562)
Tax benefit from the exercise of share-based awards	—	661	—	—	—	661
Stock-based compensation expense	—	30,697	—	—	—	30,697
Common stock acquired	—	—	(600,164)	—	—	(600,164)
Other comprehensive loss, net of tax	—	—	—	—	(95,642)	(95,642)
Balance at December 31, 2015	256,113	928,409	(4,972,016)	7,686,642	(254,573)	3,644,575
Net earnings	—	—	—	508,892	—	508,892
Dividends paid	—	—	—	(267,739)	—	(267,739)
Common stock issued for the exercise of share-based awards	425	(16,125)	—	—	—	(15,700)
Tax benefit from the exercise of share-based awards	—	4,964	—	—	—	4,964
Stock-based compensation expense	—	21,015	—	—	—	21,015
Other comprehensive loss, net of tax	—	—	—	—	(104,753)	(104,753)
Other	—	8,492	—	—	—	8,492
Balance at December 31, 2016	$256,538	$946,755	$(4,972,016)	$7,927,795	$(359,326)	$3,799,746

See Notes to Consolidated Financial Statements

DOVER CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2016	2015	2014
Operating Activities of Continuing Operations
Net earnings	$508,892	$869,829	$775,235
Adjustments to reconcile net earnings to cash from operating activities:
(Earnings) loss from discontinued operations, net	—	(273,948)	2,905
Depreciation and amortization	360,739	327,089	307,188
Stock-based compensation	21,015	30,697	31,628
Gain on sale of businesses	(96,598)	—	—
Provision for losses on accounts receivable (net of recoveries)	10,641	5,946	4,730
Deferred income taxes	(79,414)	(5,916)	(33,866)
Employee benefit plan expense	26,492	34,253	34,627
Contributions to employee benefit plans	(25,691)	(21,942)	(24,232)
Other, net	(34,718)	(2,258)	(21,813)
Cash effect of changes in assets and liabilities (excluding effects of acquisitions, dispositions and foreign exchange):
Accounts receivable	(44,649)	37,916	(87,207)
Inventories	25,858	63,129	(63,717)
Prepaid expenses and other assets	2,589	(7,401)	(18,527)
Accounts payable	58,695	42,925	60,176
Accrued compensation and employee benefits	(12,596)	(71,090)	(17,731)
Accrued expenses and other liabilities	45,371	(19,765)	40,955
Accrued taxes	95,349	(60,405)	(40,187)
Net cash provided by operating activities of continuing operations	861,975	949,059	950,164
Investing Activities of Continuing Operations
Additions to property, plant and equipment	(165,205)	(154,251)	(166,033)
Acquisitions (net of cash and cash equivalents acquired)	(1,561,737)	(567,843)	(802,254)
Proceeds from sale of property, plant and equipment	17,749	14,604	14,373
Proceeds from sale of businesses	206,407	689,314	191,348
Settlement of net investment hedge	—	(17,752)	—
Other	(1,057)	1,350	(19,991)
Net cash used in investing activities of continuing operations	(1,503,843)	(34,578)	(782,557)
Financing Activities of Continuing Operations
Cash received from Knowles Corporation, net of cash distributed	—	—	359,955
Proceeds from long-term debt	656,399	394,300	—
Proceeds from exercise of share-based awards, including tax benefits	8,431	4,024	20,337
Change in commercial paper and notes payable, net	254,834	(327,000)	251,500
Repayment of long-term debt	(2,017)	(300,048)	(6,566)
Dividends to stockholders	(268,339)	(257,969)	(258,487)
Purchase of common stock	—	(600,164)	(601,077)
Payments for employee tax obligations upon exercise of share-based awards	(15,700)	(5,029)	(21,151)
Net cash provided by (used in) financing activities of continuing operations	633,608	(1,091,886)	(255,489)
Cash Flows from Discontinued Operations
Net cash (used in) provided by operating activities of discontinued operations	—	(113,946)	25,760
Net cash used in investing activities of discontinued operations	—	(1,984)	(19,753)
Net cash (used in) provided by discontinued operations	—	(115,930)	6,007
Effect of exchange rate changes on cash and cash equivalents	(4,779)	(26,061)	(40,426)
Net decrease in cash and cash equivalents	(13,039)	(319,396)	(122,301)
Cash and cash equivalents at beginning of year	362,185	681,581	803,882
Cash and cash equivalents at end of year	$349,146	$362,185	$681,581
Supplemental information - cash paid during the year for:
Income taxes	$170,394	$346,382	$372,446
Interest	$131,184	$128,151	$128,412
See Notes to Consolidated Financial Statements

DOVER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)

1. Description of Business and Summary of Significant Accounting Policies

Description of Business

Dover Corporation ("Dover" or "Company") is a diversified global manufacturer delivering innovative equipment and components, specialty systems, consumable supplies, software and digital solutions and support services. The Company also provides supporting engineering, testing and other similar services, which are not significant in relation to consolidated revenue. The Company’s businesses are based primarily in the United States of America and Europe with manufacturing and other operations throughout the world. The Company operates through four business segments that are aligned with the key end markets they serve: Energy, Engineered Systems, Fluids and Refrigeration & Food Equipment. For additional information on the Company’s segments, see Note 16 — Segment Information.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation. The results of operations of acquired businesses are included from the dates of acquisitions. As discussed in Note 3 — Disposed and Discontinued Operations, the Company reported certain businesses that were held for sale at December 31, 2014, as discontinued operations.  The results of operations and cash flows of these businesses, as well as the results of Knowles Corporation ("Knowles") prior to the spin-off on February 28, 2014, have been separately reported as discontinued operations for all periods presented.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and accompanying disclosures. These estimates may be adjusted due to changes in future economic, industry, or customer financial conditions, as well as changes in technology or demand. Estimates are used for, but not limited to, allowances for doubtful accounts receivable, net realizable value of inventories, restructuring reserves, warranty reserves, pension and post-retirement plans, stock-based compensation, useful lives for depreciation and amortization of long-lived assets, future cash flows associated with impairment testing for goodwill, indefinite-lived intangible assets and other long-lived assets, deferred tax assets, uncertain income tax positions and contingencies. Actual results may ultimately differ from estimates, although management does not believe such differences would materially affect the financial statements in any individual year. Estimates and assumptions are periodically reviewed and the effects of revisions are reflected in the Consolidated Financial Statements in the period that they are determined.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, demand deposits and short-term investments which are highly liquid in nature and have original maturities at the time of purchase of three months or less. The carrying value of cash and cash equivalents approximate fair value.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded at face amounts less an allowance for doubtful accounts. The allowance is an estimate based on historical collection experience, current economic and market conditions and a review of the current status of each customer's trade accounts receivable. Management evaluates the aging of the accounts receivable balances, the financial condition of its customers, to estimate the amount of accounts receivable that may not be collected in the future and records the appropriate provision.

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

DOVER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)

Property, Plant and Equipment

Property, plant and equipment includes the historical cost of land, buildings, machinery and equipment, purchased software and significant improvements to existing plant and equipment or, in the case of acquisitions, a fair market value appraisal of assets. Expenditures for maintenance, repairs and minor renewals are expensed as incurred. When property or equipment is sold or otherwise disposed of, the related cost and accumulated depreciation is removed from the respective accounts and the gain or loss realized on disposition is reflected in earnings. The Company depreciates its assets on a straight-line basis over their estimated useful lives as follows: buildings and improvements 5 to 31.5 years; machinery and equipment 3 to 7 years; furniture and fixtures 3 to 7 years; vehicles 3 years; and software 3 to 5 years.

Derivative Financial Instruments

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

Goodwill and Other Intangible Assets

Goodwill represents the excess of purchase price over the fair value of net assets acquired. Goodwill and certain other intangible assets deemed to have indefinite lives (primarily trademarks) are not amortized. For goodwill, impairment tests are required at least annually, or more frequently if events or circumstances indicate that it may be impaired, or when some portion but not all of a reporting unit is disposed of or assets held for sale. Based on its current organizational structure, the Company identified nine reporting units for which cash flows are determinable and to which goodwill may be allocated.

The Company performs its goodwill impairment test annually in the fourth quarter at the reporting unit level. Recoverability of goodwill is measured at the reporting unit level and determined using a two-step process. The first step compares the fair value of a reporting unit with its carrying amount, including goodwill. We use an income-based valuation method, determining the present value of future cash flows, to estimate the fair value of a reporting unit. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired and as a result, the second step of the impairment test is unnecessary. Factors used in the impairment analysis require significant judgment, and actual results may differ from assumed and estimated amounts. The Company uses its own market assumptions including internal projections of future cash flows, discount rates and other assumptions considered reasonable and inherent in the analysis. These forecasts are based on historical performance and future estimated results. The discount rates used in these analyses vary by reporting unit and are based on a capital asset pricing model and published relevant industry rates. We use discount rates commensurate with the risks and uncertainties inherent to each reporting unit and in our internally developed forecasts.

The second step of the goodwill impairment test, if needed, compares the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. See Note 6 — Goodwill and Other Intangible Assets for further discussion of the Company's annual goodwill impairment test and results.

The Company uses an income-based valuation method to test its indefinite-lived intangible assets for impairment, at least annually. The fair value of the intangible asset is compared to its carrying value. This method uses the Company’s own market assumptions considered reasonable and inherent in the analysis.  Any excess of carrying value over the estimated fair value is recognized as an impairment loss. No impairment of indefinite-lived intangible assets was required for the years ended December 31, 2016, 2015, or 2014.

Other intangible assets with determinable lives consist primarily of customer intangibles, unpatented technologies, patents and trademarks. These other intangibles are amortized over their estimated useful lives, ranging from 5 to 15 years.

DOVER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)

Long-lived assets (including definite-lived intangible assets) are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, such as a significant sustained change in the business climate. If an indicator of impairment exists for any grouping of assets, an estimate of undiscounted future cash flows is produced and compared to its carrying value. If an asset is determined to be impaired, the loss is measured by the excess of the carrying amount of the asset over its fair value as determined by an estimate of discounted future cash flows.

Restructuring Accruals

From time to time, the Company takes actions to reduce headcount, close facilities, or otherwise exit operations. Such restructuring activities at an operation are recorded when management has committed to an exit or reorganization plan and when termination benefits are probable and can be reasonably estimated based on circumstances at the time the restructuring plan is approved by management. Exit costs include future minimum lease payments on vacated facilities and other contractual terminations. In addition, asset impairments may be recorded as a result of an approved restructuring plan. The accrual of both severance and exit costs requires the use of estimates. Though the Company believes that its estimates accurately reflect the anticipated costs, actual results may be different from the original estimated amounts.

Foreign Currency

Assets and liabilities of non-U.S. subsidiaries, where the functional currency is not the U.S. dollar, have been translated at year-end exchange rates and profit and loss accounts have been translated using weighted-average monthly exchange rates. Foreign currency translation gains and losses are included in the Consolidated Statements of Comprehensive Earnings as a component of Other comprehensive earnings (loss). Assets and liabilities of an entity that are denominated in currencies other than an entity’s functional currency are re-measured into the functional currency using end of period exchange rates or historical rates where applicable to certain balances. Gains and losses related to these re-measurements are recorded within the Consolidated Statements of Earnings as a component of Other income, net. Gains and losses arising from intercompany foreign currency transactions that are of a long-term investment in nature are reported in the same manner as translation adjustments.

Revenue Recognition

Revenue is recognized when all of the following conditions are satisfied: a) persuasive evidence of an arrangement exists, b) price is fixed or determinable, c) collectability is reasonably assured and d) delivery has occurred or services have been rendered. The majority of the Company’s revenue is generated through the manufacture and sale of a broad range of specialized products and components, with revenue recognized upon transfer of title and risk of loss, which is generally upon shipment. Service revenue represents less than 5% of total revenue and is recognized as the services are performed.  In limited cases, revenue arrangements with customers require delivery, installation, testing, certification, or other acceptance provisions to be satisfied before revenue is recognized. The Company includes shipping costs billed to customers in revenue and the related shipping costs in cost of goods and services.

Stock-Based Compensation

The principal awards issued under the Company’s stock-based compensation plans include non-qualified stock appreciation rights ("SARs"), restricted stock units and performance share awards. The cost for such awards is measured at the grant date based on the fair value of the award. At the time of grant, the Company estimates forfeitures, based on historical experience, in order to estimate the portion of the award that will ultimately vest. The value of the portion of the award that is expected to ultimately vest is recognized as expense on a straight-line basis, generally over the explicit service period of three years (except for retirement-eligible employees and retirees) and is included in selling, general and administrative expenses in the Consolidated Statements of Earnings. Expense for awards granted to retirement-eligible employees is recorded over the period from the date of grant through the date the employee first becomes eligible to retire and is no longer required to provide service. See Note 12 — Equity and Cash Incentive Program for additional information related to the Company’s stock-based compensation.

DOVER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)

Income Taxes

The provision for income taxes on continuing operations includes federal, state, local and non-U.S. taxes. Tax credits, primarily for research and experimentation, non-U.S. earnings and U.S. manufacturer's tax deduction are recognized as a reduction of the provision for income taxes on continuing operations in the year in which they are available for tax purposes. Deferred taxes are provided using enacted rates on the future tax consequences of temporary differences. Temporary differences include the differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases and the tax benefit of carryforwards. A valuation allowance is established for deferred tax assets for which realization is not assured. In assessing the need for a valuation allowance, management considers all available evidence, including the future reversal of existing taxable temporary differences, taxable income in carryback periods, prudent and feasible tax planning strategies and estimated future taxable income. The valuation allowance can be affected by changes to tax regulations, interpretations and rulings, changes to enacted statutory tax rates and changes to future taxable income estimates.

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

The Company has not provided for any residual U.S. income taxes on unremitted earnings of non-U.S. subsidiaries as such earnings are currently intended to be indefinitely reinvested outside of the United States. It is not practicable to estimate the amount of tax that might be payable if some or all of such earnings were to be repatriated, and the amount of foreign tax credits that would be available to reduce or eliminate the resulting U.S. income tax liability.

Research and Development Costs

Research and development costs, including qualifying engineering costs, are expensed when incurred and amounted to $104,479 in 2016, $115,037 in 2015 and $118,411 in 2014.

Advertising Costs

Advertising costs are expensed when incurred and amounted to $35,859 in 2016, $37,527 in 2015 and $38,882 in 2014.

Risk, Retention, Insurance

The Company currently self-insures its product and commercial general liability claims up to $5.0 million per occurrence, its workers’ compensation claims up to $0.8 million per occurrence effective January 1, 2016, and automobile liability claims up to $1.0 million per occurrence. Third-party insurance provides primary level coverage in excess of these amounts up to certain specified limits. In addition, the Company has excess liability insurance from third-party insurers on both an aggregate and an individual occurrence basis well in excess of the limits of the primary coverage. A worldwide program of property insurance covers the Company’s owned and leased property and any business interruptions that may occur due to an insured hazard affecting those properties, subject to reasonable deductibles and aggregate limits. The Company’s property and casualty insurance programs contain various deductibles that, based on the Company’s experience, are typical and customary for a company of its size and risk profile. The Company does not consider any of the deductibles to represent a material risk to the Company. The Company generally maintains deductibles for claims and liabilities related primarily to workers’ compensation, health and welfare claims, general commercial, product and automobile liability and property damage and business interruption resulting from certain events. The Company accrues for claim exposures that are probable of occurrence and can be reasonably estimated.  As part of the Company’s risk management program, insurance is maintained to transfer risk beyond the level of self-retention and provide protection on both an individual claim and annual aggregate basis.

Reclassifications

Certain amounts in prior years have been reclassified to conform to the current year presentation.

DOVER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)

Recent Accounting Pronouncements

Recently Issued Accounting Standards

In October 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory. This ASU requires entities to recognize the income tax consequences of many intercompany asset transfers at the transaction date. The seller and buyer will immediately recognize the current and deferred income tax consequences of an intercompany transfer of an asset other than inventory. The tax consequences were previously deferred until the asset is sold to a third party or recovered through use. This guidance will be effective for the Company on January 1, 2018. The Company is currently evaluating this guidance and the impact it will have on its Consolidated Financial Statements.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. This ASU addresses the following eight specific cash flow issues: Debt prepayment or debt extinguishment costs; settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing; contingent consideration payments made after a business combination; proceeds from the settlement of insurance claims; proceeds from the settlement of corporate-owned life insurance policies (including bank-owned life insurance policies); distributions received from equity method investees; beneficial interests in securitization transactions; and separately identifiable cash flows and application of the predominance principle. This guidance will be effective for the Company on January 1, 2018. The Company does not expect the adoption of this ASU to have a material impact on its Consolidated Financial Statements.

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The ASU changes how companies account for certain aspects of share-based payment awards to employees, including the accounting for income taxes, forfeitures and statutory tax withholding requirements, as well as the classification of related matters in the statement of cash flows. This guidance will be effective for the Company on January 1, 2017. The Company does not expect the adoption of this ASU to have a material impact on its Consolidated Financial Statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which amends existing guidance to require lessees to recognize assets and liabilities on the balance sheet for the rights and obligations created by long-term leases and to disclose additional quantitative and qualitative information about leasing arrangements. This ASU also provides clarifications surrounding the presentation of the effects of leases in the income statement and statement of cash flows. This guidance will be effective for the Company on January 1, 2019. The Company is currently evaluating this guidance and the impact it will have on its Consolidated Financial Statements.

In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 340): Simplifying the Measurement of Inventory. Under this guidance, entities utilizing the FIFO or average cost method should measure inventory at the lower of cost or net realizable value, whereas net realizable value is defined as the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. This ASU will be effective for the Company on January 1, 2017.  The Company does not expect the adoption of this ASU to have a material impact on its Consolidated Financial Statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), that introduces a new five-step revenue recognition model in which an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU also requires disclosures sufficient to enable users to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers, including qualitative and quantitative disclosures about contracts with customers, significant judgments and changes in judgments and assets recognized from the costs to obtain or fulfill a contract. This guidance will be effective for the Company on January 1, 2018. The FASB has also issued the following standards which clarify ASU 2014-09 and have the same effective date as the original standard: ASU 2016-20, Technical Corrections and Improvements to Topic 606, ASU No. 2016-12, Narrow-Scope Improvements and Practical Expedients, ASU 2016-10, Identifying Performance Obligations and Licensing and ASU 2016-08, Principal versus Agent Considerations.

The Company commenced its assessment of ASU 2014-09 during the second half of 2015 and developed a project plan to guide the implementation. This project plan includes analyzing the ASU’s impact on the Company's contract portfolio, comparing its historical accounting policies and practices to the requirements of the new guidance and identifying potential differences from applying the requirements of the new guidance to its contracts. The Company is also in the process of drafting an updated

DOVER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)

accounting policy, evaluating new disclosure requirements and identifying and implementing appropriate changes to its business processes, systems and controls to support recognition and disclosure under the new guidance. The Company expects to adopt this new guidance using the modified retrospective method that will result in a cumulative effect adjustment as of the date of adoption. The Company is currently evaluating this guidance and the impact it will have on its Consolidated Financial Statements.

Recently Adopted Accounting Standards

In March 2016, the FASB issued ASU 2016-07, Simplifying the Transition to the Equity Method of Accounting (Topic 323), which eliminates the requirement to retrospectively apply equity method accounting when an entity increases ownership or influence in a previously held investment. The Company early adopted this guidance at December 31, 2016, which requires prospective application of equity method accounting treatment when the Company obtains significant influence over an investee during the period. The adoption of this ASU did not have a material impact to the Company’s Consolidated Financial Statements.

In September 2015, the FASB issued ASU 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments. Under this guidance the cumulative impact of purchase accounting adjustments arising during the one year measurement period from the date of acquisition will be recognized, in full, in the period identified. This guidance was effective for the Company on January 1, 2016 and applied prospectively to adjustments arising after that date. The adoption of this ASU did not have a material impact to the Company’s Consolidated Financial Statements.

In April 2015, the FASB issued ASU 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. Under this guidance, debt issuance costs related to a recognized debt liability are required to be presented in the balance sheet as a direct reduction from the carrying amount of the related debt, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by this guidance. The Company adopted this guidance January 1, 2016. As a result of adoption, debt issuance costs of $13,687 were reclassified from Prepaid and other current assets and Other assets and deferred charges to reduce Long-term-debt as of December 31, 2015.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which requires management to assess an entity’s ability to continue as a going concern, and to provide related footnote disclosures in certain circumstances, such as the existence of substantial doubt. The Company is required to evaluate going concern uncertainties at each annual and interim reporting period, considering the entity’s ability to continue as a going concern within one year after the issuance date. This guidance was effective for the Company on December 31, 2016. The adoption of this ASU did not have an impact to the Company’s Consolidated Financial Statements.

2. Acquisitions

2016

During 2016, the Company acquired six businesses in separate transactions for total consideration of $1,562 million, net of cash acquired. The businesses were acquired to complement and expand upon existing operations within the Engineered Systems and Fluids segments. The goodwill identified by these acquisitions reflects the benefits expected to be derived from product line expansion and operational synergies.

On December 9, 2016, the Company acquired Wayne Fueling Systems Ltd., a provider of fuel dispensing, payment systems and monitoring and optimization software, for approximately $792,244, net of cash acquired. In connection with this acquisition, the Company recorded goodwill of $482,445 and intangible assets of $300,042, primarily related to customer intangibles and trademarks. The goodwill is non-deductible for U.S. federal income tax purposes. The intangible assets are being amortized over 11 to 15 years. The pro forma effects of this acquisition on the Company’s operations are disclosed in this footnote.

The Company also completed other acquisitions for total consideration of $769,493, net of cash acquired during the year. These acquisitions were completed primarily to complement and expand upon existing operations within the Fluids and Engineered Services segments. In connection with these acquisitions, the Company recorded goodwill of $425,868 and intangible assets of $321,609, primarily consisting of customer intangibles and trademarks. The intangible assets are being amortized over 4 to 15 years. The pro forma effects of these acquisitions on the Company’s operations are disclosed in this footnote.

DOVER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)

The following table details the acquisitions made during the year ended December 31, 2016.

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
Provider of automatic tank gauge solutions, including a variety of tank probes, consoles and related software and calibration services for service stations to measure and monitor fuel tank levels.

September 23	Stock	Alliance Wireless Technologies, Inc.	Houston, Texas	Engineered Systems
Provider of mobile vision and safety monitoring technology for fleet management.

October 3	Stock	Ravaglioli S.p.A. Group	Bologna, Italy	Engineered Systems
Provider of automotive service equipment, including automotive lifts, tire and wheel service equipment and diagnostic equipment for cars, trucks, commercial vehicles and motorbikes.

December 9	Stock	Wayne Fueling Systems Ltd.	Austin, Texas	Fluids
Provider of fuel dispensing, payment systems and monitoring and optimization software for retail and commercial fuel stations.

The following presents the allocation of acquisition costs to the assets acquired and liabilities assumed, based on their estimated fair values:

Total
Current assets, net of cash acquired	$364,018
Property, plant and equipment	154,762
Goodwill	908,313
Intangible assets	621,651
Other assets	21,402
Current liabilities assumed	(276,675)
Other liabilities assumed	(231,734)
Net assets acquired	$1,561,737

The amounts assigned to goodwill and major intangible asset classifications by segment for the 2016 acquisitions are as follows:

	Engineered Systems	Fluids	Total	Average Useful life (in years)
Goodwill - non deductible	$126,140	$782,173	$908,313	n/a
Customer intangibles	98,182	316,116	414,298	8-14
Trademarks	12,012	88,507	100,519	11-15
Patents	13,682	23,000	36,682	7-11
Other intangibles and assets	528	69,624	70,152	4-11
	$250,544	$1,279,420	$1,529,964

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

DOVER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)

The Consolidated Statements of Earnings include the results of these businesses from the dates of acquisition. The aggregate revenue and pre-tax losses of the 2016 acquisitions included in the Company’s 2016 consolidated revenue and earnings totaled $343,700 and $11,300, respectively.

2015

During 2015, the Company acquired four businesses for an aggregate consideration of $567,843, net of cash acquired. A summary of the acquisitions made during 2015 is as follows:

Date	Type	Company / Product Line Acquired	Location (Near)	Segment
January 22	Asset	Gemtron	Vincennes, Indiana	Refrigeration & Food Equipment
Manufacturer of refrigeration doors and door systems serving convenience stores, supermarkets, drugstores, buying clubs, foodservice equipment and other retail environments.

October 22	Stock	JK Group	Novedrate, Italy	Engineered Systems
Manufacturer and provider of innovative digital inks and consumables serving the textile printing market.

October 30	Asset/Stock	Gala Industries	Eagle Rock, Virginia	Fluids
Manufacturer of underwater pellet processing systems and solutions to the plastics compounding industry.

October 30	Asset/Stock	Reduction Engineering Scheer	Kent, Ohio	Fluids
Manufacturer of plastic pelletizers and pulverizers for the polymer industry.

The following presents the allocation of acquisition costs to the assets acquired and liabilities assumed, based on their estimated fair values:

Total
Current assets, net of cash acquired	$76,323
Property, plant and equipment	38,849
Goodwill	315,701
Intangible assets	229,829
Other assets	1,934
Current liabilities assumed	(31,814)
Other liabilities assumed	(62,979)
Net assets acquired	$567,843

DOVER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)

Pro Forma Information

The following unaudited pro forma results of operations reflect the 2016 acquisitions as if they had occurred on January 1, 2015 and the 2015 acquisitions as if they had occurred on January 1, 2014. The pro-forma information is not necessarily indicative of the results that actually would have occurred nor does it indicate future operating results. The supplemental pro forma earnings reflect adjustments to earnings from continuing operations as reported in the Consolidated Statements of Earnings to exclude $11,439 of nonrecurring expense related to the fair value adjustments to acquisition-date inventory (after-tax) and $14,674 of acquisition-related costs (after-tax) from the year ended December 31, 2016. The supplemental pro forma earnings for the 2015 period were similarly adjusted for 2015 acquisitions charges as if incurred at the beginning of 2014. The 2016 and 2015 supplemental pro forma earnings are also adjusted to reflect the comparable impact of additional depreciation and amortization expense, net of tax, resulting from the fair value measurement of tangible and intangible assets relating to 2016 and 2015 acquisitions.

	Years Ended December 31,
	2016	2015
Revenue from continuing operations:
As reported	$6,794,342	$6,956,311
Pro forma	7,473,048	8,130,560
Earnings from continuing operations:
As reported	$508,892	$595,881
Pro forma	555,968	627,196
Basic earnings per share from continuing operations:
As reported	$3.28	$3.78
Pro forma	3.58	3.98
Diluted earnings per share from continuing operations:
As reported	$3.25	$3.74
Pro forma	3.55	3.94

3. Disposed and Discontinued Operations

Disposed Businesses

2016

On February 17, 2016, the Company completed the sale of Texas Hydraulics, a custom manufacturer of fluid power components. within the Fluids segment. The Company received gross proceeds of $47,300. In connection with the sale of Texas Hydraulics, the Company recorded a gain of $11,853 reported in Gain on sale of businesses in the Consolidated Statement of Earnings.

On November 1, 2016, the Company completed the sale of Tipper Tie, a global supplier of processing and clip packaging machines within the Refrigeration & Food Equipment segment. The Company received gross proceeds of $158,887. In connection with the sale of Tipper Tie, the Company recorded a gain of $85,035 reported in Gain on sale of businesses in the Consolidated Statement of Earnings.

2015

During the fourth quarter of 2015, the Company completed the sale of the walk-in cooler business of Hillphoenix within the Refrigeration and Food Equipment segment. The gain on sale recorded was immaterial.

Management evaluates Dover's businesses periodically and may from time to time sell or discontinue certain operations for various reasons. These disposals in 2016 and 2015 did not represent strategic shifts in operations and, therefore, did not qualify for presentation as a discontinued operation.

DOVER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)

Discontinued Operations

The results of operations and financial position of the following businesses have been reclassified to discontinued operations for all periods presented:

•	Datamax O'Neil in 2015

•	Sargent Aerospace in 2015

•	DEK International in 2014

•	Knowles Corporation in February 2014

Summarized results of the Company’s discontinued operations are as follows:

	Years Ended December 31,
	2015	2014
Revenue	$72,869	$568,991

Gain (loss) on sale, including impairments, net of tax	$265,550	$(3,691)
Earnings from operations before taxes	8,222	13,611
Benefit (provision) for income taxes	176	(12,825)
Earnings from operations, net of tax	8,398	786

Earnings (loss) from discontinued operations, net of tax	$273,948	$(2,905)

2015

On March 2, 2015, the Company completed the sale of Datamax O'Neil for total proceeds of $185,000, which resulted in a net gain on sale of $87,781. On April 24, 2015, the Company completed the sale of Sargent Aerospace for total proceeds of $500,000, which resulted in a net gain on sale of $177,769. The Company paid approximately $110,500 of taxes relating to the net gain on sale of these businesses which is reflected in the Consolidated Statements of Cash Flows of within cash flows from discontinued operations. These businesses were previously included in the results of the Engineered Systems segment and were reclassified to discontinued operations in the fourth quarter of 2014 in connection with their impending sale.

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

The net earnings from operations for 2014 of $786 includes after-tax earnings of $32,289 for those businesses classified as discontinued operations. Also reflected in this amount are spin-off costs of $27,055 and a pension settlement charge of $4,448, net of tax, attributable to lump sum payments made to Knowles Corporation ("Knowles") participants in Dover's qualified defined benefit pension plan.

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

DOVER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)

Knowles incurred $100,000 of borrowings under its revolving credit facility and $300,000 of borrowings under its term loan facility to finance a cash payment of $400,000 to Dover immediately prior to the distribution. Dover received total net cash of $359,955 upon separation. Dover utilized the net proceeds from Knowles to pay down commercial paper and to repurchase shares of its common stock in the first quarter of 2014.

The Company allocated approximately $26,695 of accumulated other comprehensive earnings to Knowles, relating primarily to foreign currency translation gains, offset by unrecognized losses on pension obligations. Also, the Company was required to reallocate a portion of its goodwill from continuing operations to a reporting unit included in the Knowles distribution.

4. Inventories

The components of inventories were as follows:

	December 31, 2016	December 31, 2015
Raw materials	$428,286	$333,551
Work in progress	138,652	135,624
Finished goods	409,314	443,032
Subtotal	976,252	912,207
Less reserves	(105,765)	(109,312)
Total	$870,487	$802,895

At December 31, 2016 and 2015, approximately 16% and 18%, respectively, of the Company's total inventories were accounted for using the LIFO method.

5. Property, Plant and Equipment, net

The components of property, plant and equipment, net were as follows:

	December 31, 2016	December 31, 2015
Land	$68,575	$55,567
Buildings and improvements	597,523	546,809
Machinery, equipment and other	1,802,832	1,772,031
Property, plant and equipment, gross	2,468,930	2,374,407
Total accumulated depreciation	(1,523,260)	(1,520,138)
Property, plant and equipment, net	$945,670	$854,269

Total depreciation expense was $175,495, $167,516 and $152,079 for the years ended December 31, 2016, 2015 and 2014, respectively.

DOVER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)

6. Goodwill and Other Intangible Assets

Goodwill

The changes in the carrying value of goodwill by reportable operating segments were as follows:

	Energy	Engineered Systems	Fluids	Refrigeration & Food Equipment	Total
Goodwill	$1,048,735	$1,280,769	$669,633	$562,981	$3,562,118
Accumulated impairment loss	—	(10,591)	(59,970)	—	(70,561)
Balance at January 1, 2015	$1,048,735	$1,270,178	$609,663	$562,981	$3,491,557
Acquisitions	—	238,618	73,251	3,832	315,701
Purchase price adjustments	8,604	—	—	—	8,604
Disposition of business	—	(19,128)	—	(3,749)	(22,877)
Foreign currency translation and other	(10,159)	(15,804)	(27,169)	(2,464)	(55,596)
Balance at December 31, 2015	1,047,180	1,473,864	655,745	560,600	3,737,389
Acquisitions	—	126,140	782,173	—	908,313
Purchase price adjustments	—	363	4,860	768	5,991
Disposition of business	—	(9,615)	—	(25,252)	(34,867)
Foreign currency translation and other	(1,406)	(23,536)	(29,270)	63	(54,149)
Balance at December 31, 2016	$1,045,774	$1,567,216	$1,413,508	$536,179	$4,562,677

During 2016 and 2015, the Company recognized additions of $908,313 and $315,701, respectively, to goodwill as a result of acquisitions as discussed in Note 2 — Acquisitions. Due to the inherent difficulty of estimating the initial purchase price allocation of recent acquisitions and the time needed to finalize the balance sheets of acquired companies, the Company will continue to refine its estimates of fair value to more accurately allocate purchase price; any such revisions are not expected to be significant. During 2016 and 2015, the Company recorded adjustments totaling $5,991 and $8,604, respectively, as a result of the finalization of purchase price allocation to assets acquired and liabilities assumed related to acquisitions completed in 2015 and 2014.

During 2016 and 2015, the Company derecognized $34,867 and $22,877, respectively, of goodwill as a result of disposition of businesses as discussed in Note 3 — Disposed and Discontinued Operations. The Company allocated goodwill upon disposal based upon the fair value of the disposed business relative to the remaining entities in its reporting unit.

Annual impairment testing

The Company performed its annual goodwill impairment test during the fourth quarter of 2016 using a discounted cash flow analysis as discussed in Note 1 — Description of Business and Summary of Significant Accounting Policies. The Company performed step one of the annual goodwill impairment test for each of its nine reporting units, concluding that the fair values of all of its reporting units were in excess of their carrying values. As such, step two of the impairment test was not required. As previously noted, the fair values of each of the Company’s reporting units was determined using a discounted cash flow analysis which includes management’s current assumptions as to future cash flows and long-term growth rates. The discount rates used in these analyses varied by reporting unit and were based on a capital asset pricing model and published relevant industry rates. We used discount rates commensurate with the risks and uncertainties inherent to each reporting unit and in our internally developed forecasts. Discount rates used in our 2016 reporting unit valuations ranged from 9.0% to 10.5%.

Although all nine reporting units passed step one of the impairment test, two of the Company's reporting units within the Energy segment had the lowest headroom compared to the other reporting units. The aggregate goodwill balance for these two reporting units were $959.0 million. The Company experienced an overall decline within the Energy segment resulting in lower estimated cash flows, impacted by lower oil prices and the resulting economic pressures within the oil and gas industry. These two reporting units had fair values in excess of their carrying values of 49% and 33%.
While the Company believes the assumptions used in the 2016 impairment analysis are reasonable and representative of expected results, if market conditions worsen or persist for an extended period of time, an impairment of goodwill or assets may occur.

DOVER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)

The Company will continue to monitor the long-term outlook and forecasts, including estimated future cash flows, for these businesses and the impact on the carrying value of goodwill and assets in 2017.
Intangible Assets
The following table provides the gross carrying value and accumulated amortization for each major class of intangible assets:

	December 31, 2016			December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Amortized intangible assets:
Customer intangibles	$1,942,974	$718,135	$1,224,839	$1,567,048	$595,635	$971,413
Trademarks	246,619	56,455	190,164	150,926	45,536	105,390
Patents	157,491	119,828	37,663	150,570	112,399	38,171
Unpatented Technologies	155,752	64,648	91,104	137,919	56,495	81,424
Distributor Relationships	113,463	44,914	68,549	64,614	37,610	27,004
Drawings & Manuals	37,744	23,114	14,630	34,232	15,760	18,472
Other	31,632	21,184	10,448	23,923	18,168	5,755
Total amortized intangibles	2,685,675	1,048,278	1,637,397	2,129,232	881,603	1,247,629
Unamortized intangible assets:
Trademarks	165,526	—	165,526	165,594	—	165,594
Total intangible assets	$2,851,201	$1,048,278	$1,802,923	$2,294,826	$881,603	$1,413,223

The Company recorded $621,651 from acquired intangible assets during 2016. See Note 2 — Acquisitions.

Total amortization related to the Company's intangible assets was $185,244, $159,573 and $155,109, for the years ended December 31, 2016, 2015 and 2014, respectively. Estimated future amortization expense related to intangible assets held at December 31, 2016 is as follows:

Estimated Amortization
2017	$188,903
2018	187,235
2019	177,942
2020	170,607
2021	166,350

7. Other Accrued Expenses and Other Liabilities

The following table details the major components of Other accrued expenses:

	December 31, 2016	December 31, 2015
Warranty	$48,648	$41,502
Unearned/deferred revenue	42,000	28,072
Taxes other than income	33,298	25,180
Accrued rebates and volume discounts	41,378	26,489
Accrued interest	30,819	30,262
Accrued commissions (non-employee)	12,528	10,949
Restructuring and exit costs	11,926	13,991
Other (none of which are individually significant)	111,998	59,526
Total current liabilities	$332,595	$235,971

DOVER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)

The following table details the major components of Other liabilities (non-current):

	December 31, 2016	December 31, 2015
Defined benefit and other post-retirement benefit plans	$196,268	$195,095
Unrecognized tax benefits	84,894	79,992
Deferred compensation	73,694	74,665
Warranty	36,349	2,964
Legal and environmental	30,330	30,032
Unearned/deferred revenue	12,526	12,437
Restructuring and exit	421	—
Other (none of which are individually significant)	24,635	19,770
Total noncurrent liabilities	$459,117	$414,955

Warranty
Estimated warranty program claims are provided for at the time of sale. Amounts provided for are based on historical costs and adjusted for new claims. Additionally, in 2016 the Company recorded a warranty accrual of $23,150 related to a product recall. See Note 13 — Commitments and Contingent Liabilities for further details. The changes in the carrying amount of product warranties were as follows:

	Years Ended December 31,
	2016	2015	2014
Balance, beginning of year	$44,466	$49,388	$42,924
Provision for warranties	68,566	51,392	60,833
Settlements made	(35,638)	(55,715)	(56,746)
Other adjustments, including acquisitions and currency translation	7,603	(599)	2,377
Balance, end of year	$84,997	$44,466	$49,388

8. Restructuring Activities

The Company initiated various restructuring programs and incurred severance and other restructuring costs by segment as follows:

	Years Ended December 31,
	2016	2015	2014
Energy	$18,497	$30,763	$7,549
Engineered Systems	3,080	13,302	6,624
Fluids	16,905	4,879	3,784
Refrigeration & Food Equipment	928	5,848	24,897
Corporate	756	412	1,954
Total	$40,166	$55,204	$44,808
These amounts are classified in the Consolidated Statements of Earnings as follows:
Cost of goods and services	$14,744	$21,194	$19,690
Selling, general and administrative expenses	25,422	34,010	25,118
Total	$40,166	$55,204	$44,808

The restructuring charges of $40,166 incurred in 2016 relate to restructuring programs designed to better align the Company's operations with current market conditions through targeted facility consolidations, headcount reductions and other measures to further optimize operations. The Company expects the programs currently underway to be substantially completed in the next 12 to 18 months. Additional programs may be implemented during 2017 with related restructuring charges.

DOVER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)

The $40,166 of restructuring charges incurred during 2016 included the following programs:

•
The Energy segment incurred restructuring charges of $18,497 related to various programs across the segment focused on workforce reductions and field service consolidations. These programs were initiated to better align cost base with the significantly lower demand environment.

•
The Engineered Systems segment recorded $3,080 of restructuring charges relating to headcount reductions across various businesses primarily related to optimization of administrative functions within Printing & Identification and U.S. manufacturing consolidation within Industrials.

•	The Fluids segment recorded $16,905 of restructuring charges principally related to headcount reductions and facility consolidations at various businesses across the segment.

•	The Refrigeration & Food Equipment segment recorded restructuring charges of $928, primarily related to headcount reductions.

Restructuring expenses incurred in 2015 and 2014 also included targeted facility consolidations at certain businesses and actions taken to optimize the Company's cost structure.

The following table details the Company’s severance and other restructuring accrual activities:

	Severance	Exit		Total
Balance at January 1, 2014	$2,876	$2,466		$5,342
Restructuring charges	23,532	21,276		44,808
Payments	(10,092)	(5,750)		(15,842)
Other, including foreign currency translation	(958)	(11,329)	(1)	(12,287)
Balance at December 31, 2014	15,358	6,663		22,021
Restructuring charges	32,148	23,056		55,204
Payments	(38,003)	(12,322)		(50,325)
Other, including foreign currency translation	1,533	(14,442)	(1)	(12,909)
Balance at December 31, 2015	11,036	2,955		13,991
Restructuring charges	30,199	9,967		40,166
Payments	(28,346)	(7,548)		(35,894)
Other, including foreign currency translation	(1,981)	(3,935)	(1)	(5,916)
Balance at December 31, 2016	$10,908	$1,439		$12,347

(1)	Other activity in exit reserves primarily represents the non-cash write-off of inventory and property, plant and equipment in connection with certain facility closures.

The restructuring accrual balances at December 31, 2016 primarily reflects restructuring plans initiated during the year, as well as ongoing lease commitment obligations for facilities closed in prior periods.

DOVER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)

9. Borrowings and Lines of Credit

Borrowings consist of the following:

	December 31, 2016	December 31, 2015
Short-term:
Current portion of long-term debt	$6,950	$122
Commercial paper	407,600	151,000
Total short-term debt	$414,550	$151,122

	December 31, 2016	December 31, 2015
Long-term:
5.45% 10-year notes due March 15, 2018	$349,588	$349,258
2.125% 7-year notes due December 1, 2020 (euro-denominated)	313,370	328,592
4.30% 10-year notes due March 1, 2021	449,891	449,865
3.150% 10-year notes due November 15, 2025	397,259	396,951
1.25% 10-year notes due November 9, 2026 (euro-denominated)	621,326	—
6.65% 30-year debentures due June 1, 2028	199,586	199,552
5.375% 30-year debentures due October 15, 2035	297,003	296,844
6.60% 30-year notes due March 15, 2038	248,124	248,036
5.375% 30-year notes due March 1, 2041	346,147	345,989
Other	829	2,255
Total long-term debt	3,223,123	2,617,342
Unamortized debt issuance costs	(16,486)	(13,687)
Total long-term debt, net of debt issuance costs	$3,206,637	$2,603,655

The long-term borrowings presented above are net of unamortized discounts of $18,832 and $13,951 at December 31, 2016 and 2015, respectively. The discounts are being amortized to interest expense using the effective interest rate method over the life of the issuances. The notes and debentures are redeemable at the option of the Company in whole or in part at any time at a redemption price that includes a make-whole premium, with accrued interest to the redemption date.

The Company adopted ASU 2015-03 Interest - Imputation of Interest (Subtopic 835-30) effective January 1, 2016, which requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct reduction of the carrying amount of the related debt. Upon adoption, the Company reclassified $13,687 from Prepaid and other current assets and Other assets and deferred charges to Long-term debt in the Consolidated Balance Sheet to reflect this guidance in the comparable balance as of December 31, 2015.

On November 9, 2016, the Company issued €600,000 of 1.25% euro-denominated notes due 2026. The proceeds of $656,399 from the sale of the notes, net of discounts and issuance costs, were used for payment of a portion of the purchase price of the acquisition of Wayne.

The Company maintains a $1.0 billion five-year unsecured committed revolving credit facility (the "Credit Agreement") with a syndicate of banks which expires on November 10, 2020. At the Company's election, loans under the Credit Agreement will bear interest at a base rate plus an applicable margin. In addition, the Credit Agreement requires the Company to pay a facility fee and imposes various restrictions on the Company such as, among other things, the requirement for the Company to maintain an interest coverage ratio of consolidated EBITDA to consolidated net interest expense of not less than 3.0 to 1. The Company was in compliance with this covenant and other long-term debt covenants at December 31, 2016 and had a coverage ratio of 9.4 to 1. The Company primarily uses this facility as liquidity back-up for its commercial paper program and has not drawn down any loans under the facility and does not anticipate doing so. The Company generally uses commercial paper borrowings for general corporate purposes, funding of acquisitions and the repurchases of its common stock.

DOVER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)

On September 16, 2016, the Company entered into a $500 million unsecured term loan facility (the “Term Loan Agreement”) with a syndicate of banks. The Company did not draw down on the Term Loan Agreement, and on November 14, 2016, voluntarily terminated the Term Loan Agreement.

As of December 31, 2016, the Company had approximately $140.9 million outstanding in letters of credit and guarantees with financial institutions, which expire at various dates in 2017 through 2021. These letters of credit are primarily maintained as security for insurance, warranty and other performance obligations. In general, we would only be liable for the amount of these guarantees in the event of default in the performance of our obligations, the probability of which we believe is remote.

Interest expense and income for the years ended December 31, 2016, 2015 and 2014 were as follows:

	Years Ended December 31,
	2016	2015	2014
Interest expense	$136,401	$131,676	$131,689
Interest income	(6,759)	(4,419)	(4,510)
Interest expense, net	$129,642	$127,257	$127,179

The weighted average interest rate for short-term commercial paper borrowings was 0.6%, 0.2% and 0.1% for 2016, 2015 and 2014, respectively.

As of December 31, 2016, the future maturities of long-term debt were as follows:

Future Maturities
2017	$6,950
2018	350,357
2019	—
2020	313,370
2021	449,891
2022 and thereafter	2,109,505
Total	$3,230,073

DOVER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)

10. Financial Instruments

Derivatives

The Company is exposed to market risk for changes in foreign currency exchange rates due to the global nature of its operations. In order to manage this risk the Company has hedged portions of its forecasted sales and purchases, which occur within the next twelve months and are denominated in non-functional currencies, with currency forward or collar contracts designated as cash flow hedges. At December 31, 2016 and 2015, the Company had contracts with U.S. dollar equivalent notional amounts of $59,932 and $37,735, respectively, to exchange foreign currencies, principally the Chinese Yuan, Pound Sterling, U.S. Dollar, Swedish Krona, Euro, Canadian Dollar, Japanese Yen and Swiss Franc. The Company believes it is probable that all forecasted cash flow transactions will occur.

In addition, the Company had outstanding contracts at December 31, 2016 and 2015 with a total notional amount of $56,189 and $51,369, respectively, that are not designated as hedging instruments. These instruments are used to reduce the Company's exposure for operating receivables and payables that are denominated in non-functional currencies.

The following table sets forth the fair values of derivative instruments held by the Company as of December 31, 2016 and 2015 and the balance sheet lines in which they are recorded:

	Fair Value Asset (Liability)
	December 31, 2016	December 31, 2015	Balance Sheet Caption
Foreign currency forward	$1,058	$170	Prepaid and other current assets
Foreign currency forward	(705)	(452)	Other accrued expenses
The amount of gains or losses from hedging activity recorded in earnings is not significant and the amount of unrealized gains and losses from cash flow hedges which are expected to be reclassified to earnings in the next twelve months is not significant; therefore, additional tabular disclosures are not presented. There are no amounts excluded from the assessment of hedge effectiveness and the Company's derivative instruments that are subject to credit risk contingent features were not significant.
The Company is exposed to credit loss in the event of nonperformance by counterparties to the financial instrument contracts held by the Company; however, nonperformance by these counterparties is considered unlikely as the Company’s policy is to contract with highly-rated, diversified counterparties.

The Company has designated the €300,000 and €600,000 of euro-denominated notes issued December 4, 2013 and November 9, 2016, respectively, as a hedge of a portion of its net investment in euro-denominated operations. Changes in the value of the euro-denominated debt are recognized in foreign currency translation adjustments within other comprehensive earnings (loss) of the Consolidated Statements of Comprehensive Earnings to offset changes in the value of the net investment in euro-denominated operations. Additionally, the Company's floating-to-floating cross currency swap agreement in exchange for swiss francs matured on October 15, 2015, and was also designated as a hedge of a portion of our net investment in non-U.S. operations. Changes in the value of the euro-denominated debt and the Swiss Franc cross-currency swap, resulting from exchange rate differences are offset by changes in the net investment due to the high degree of effectiveness between the hedging instruments and the exposure being hedged.

Amounts recognized in Other comprehensive earnings (loss) for the gains (losses) on its net investment hedges were as follows:

	2016	2015	2014
Gain on euro-denominated debt	$53,791	$35,458	$47,630
(Loss)/gain on swiss franc cross-currency swap	—	(2,185)	8,149
Total gain on net investment hedges before tax	53,791	33,273	55,779
Tax expense	(18,827)	(11,646)	(19,523)
Gain on net investment hedges, net of tax	$34,964	$21,627	$36,256

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

Level 3 inputs are unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

The Company's assets and liabilities measured at fair value on a recurring basis as of December 31, 2016 and 2015 were as follows:

	December 31, 2016	December 31, 2015
	Level 2	Level 2
Assets:
Foreign currency cash flow hedges	$1,058	$170
Liabilities:
Foreign currency cash flow hedges	705	452

The derivative contracts are measured at fair value using models based on observable market inputs such as foreign currency exchange rates and interest rates; therefore, they are classified within Level 2 of the fair value hierarchy.

In addition to fair value disclosure requirements related to financial instruments carried at fair value, accounting standards require disclosures regarding the fair value of all of the Company’s financial instruments. The estimated fair value of long-term debt at December 31, 2016 and 2015 was $3,534,553 and $2,880,734, respectively, compared to the carrying value of $3,206,637 and $2,603,655, respectively. The estimated fair value of long-term debt is based on quoted market prices for similar instruments and is, therefore, classified as Level 2 within the fair value hierarchy. The carrying values of cash equivalents, trade receivables, accounts payable and notes payable are reasonable estimates of their fair values as of December 31, 2016 and 2015 due to the short-term nature of these instruments.

DOVER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)

11. Income Taxes

Income taxes have been based on the following components of Earnings before provision for income taxes and discontinued operations in the Consolidated Statements of Earnings:

	Years Ended December 31,
	2016	2015	2014
Domestic	$420,546	$530,268	$789,689
Foreign	268,786	270,342	304,518
Total	$689,332	$800,610	$1,094,207

Income tax expense (benefit) relating to continuing operations for the years ended December 31, 2016, 2015 and 2014 is comprised of the following:

	Years Ended December 31,
	2016	2015	2014
Current:
U.S. federal	$139,117	$115,130	$231,939
State and local	21,213	11,706	8,434
Foreign	85,273	79,982	97,037
Total current	245,603	206,818	337,410
Deferred:
U.S. federal	(14,438)	19,238	7,386
State and local	(1,232)	(3,433)	11,250
Foreign	(49,493)	(17,894)	(39,979)
Total deferred	(65,163)	(2,089)	(21,343)
Total expense	$180,440	$204,729	$316,067

DOVER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)

Differences between the effective income tax rate and the U.S. federal income statutory tax rate are as follows:

	Years Ended December 31,
	2016	2015	2014
U.S. federal income tax rate	35.0%	35.0%	35.0%
State and local taxes, net of federal income tax benefit	1.9	1.6	1.3
Foreign operations tax effect	(7.1)	(4.3)	(3.7)
Research and experimentation tax credits	(0.6)	(0.4)	(0.3)
Domestic manufacturing deduction	(2.2)	(3.0)	(3.0)
Foreign tax credits	(0.1)	(2.4)	0.4
Branch income (losses)	0.3	(0.2)	(0.7)
Release of valuation allowance	—	—	(0.6)
Other	(1.0)	(0.7)	0.5
Effective tax rate from continuing operations	26.2%	25.6%	28.9%
The tax effects of temporary differences that give rise to future deferred tax assets and liabilities are as follows:

	December 31, 2016	December 31, 2015
Deferred Tax Assets:
Accrued compensation, principally postretirement and other employee benefits	$121,909	$133,000
Accrued expenses, principally for state income taxes, interest and warranty	40,256	42,213
Net operating loss and other carryforwards	325,721	210,396
Inventories, principally due to reserves for financial reporting purposes and capitalization for tax purposes	15,730	12,329
Accounts receivable, principally due to allowance for doubtful accounts	8,337	4,937
Accrued insurance	6,483	4,365
Long-term liabilities, principally warranty, environmental and exit cost	5,273	4,509
Other assets	(18,872)	(36,576)
Total gross deferred tax assets	504,837	375,173
Valuation allowance	(289,642)	(171,365)
Total deferred tax assets, net of valuation allowances	215,195	203,808
Deferred Tax Liabilities:
Intangible assets, principally due to different tax and financial reporting bases and amortization lives	(814,242)	(699,876)
Property, plant and equipment, principally due to differences in depreciation	(74,713)	(56,872)
Accounts receivable	(10,086)	(8,236)
Total gross deferred tax liabilities	(899,041)	(764,984)
Net deferred tax liability	$(683,846)	$(561,176)

Classified as follows in the Consolidated Balance Sheets:
Other assets and deferred charges	$26,327	$14,533
Deferred income taxes	(710,173)	(575,709)
	$(683,846)	$(561,176)

As of December 31, 2016, the Company had non-U.S loss carryforwards of $1,198 million primarily resulting from restructuring undertaken to effect the Knowles spin-off and non-operating activities. The entire balance of the non-U.S. losses as of December 31, 2016 is available to be carried forward, with $187 million of these losses beginning to expire during the years 2017 through 2036. The remaining $1,011 million of such losses can be carried forward indefinitely.

The Company has $84.2 million and $104.8 million of state tax loss carryforwards as of December 31, 2016 and 2015, respectively, that are available for use by the Company between 2017 and 2036.

The Company maintains valuation allowances by jurisdiction against the deferred tax assets related to certain of these carryforwards as utilization of these tax benefits is not assured for certain jurisdictions.

DOVER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)

The Company has not provided for U.S. federal income taxes or tax benefits on the undistributed earnings of its international subsidiaries, totaling approximately $1.3 billion at December 31, 2016, because such earnings are reinvested and it is currently intended that they will continue to be reinvested indefinitely. It is not practicable to estimate the amount of tax that might be payable if some or all of such earnings were to be repatriated, and the amount of foreign tax credits that would be available to reduce or eliminate the resulting U.S. income tax liability.

Unrecognized Tax Benefits

The Company files U.S., federal, state, local and foreign tax returns. The Company is routinely audited by the tax authorities in these jurisdictions, and a number of audits are currently underway. It is reasonably possible during the next twelve months that uncertain tax positions may be settled, which could result in a decrease in the gross amount of unrecognized tax benefits. This decrease may result in an income tax benefit. Due to the potential for resolution of federal, state and foreign examinations, and the expiration of various statutes of limitation, the Company's gross unrecognized tax benefits balance may change within the next twelve months by a range of zero to $18.9 million. The Company is no longer subject to examinations of its federal income tax returns for years through 2012. All significant state, local and international matters have been concluded for years through 2009. The Company believes adequate provision has been made for all income tax uncertainties.

The following table is a reconciliation of the beginning and ending balances of the Company’s unrecognized tax benefits:

	Continuing		Discontinued		Total
Unrecognized tax benefits at January 1, 2014	$65,226		$13,214		$78,440
Additions based on tax positions related to the current year	11,751		14		11,765
Additions for tax positions of prior years	1,065		499		1,564
Reductions for tax positions of prior years	(5,782)		(265)		(6,047)
Settlements	(843)		(155)		(998)
Lapse of statutes	(5,050)		(2,585)		(7,635)
Unrecognized tax benefits at December 31, 2014	66,367		10,722		77,089
Additions based on tax positions related to the current year	17,131		—		17,131
Additions for tax positions of prior years	2,900		—		2,900
Reductions for tax positions of prior years (1)	(17,135)		—		(17,135)
Settlements	(1,153)		—		(1,153)
Lapse of statutes	(12,744)		—		(12,744)
Unrecognized tax benefits at December 31, 2015	55,366		10,722		66,088
Additions based on tax positions related to the current year	7,929		—		7,929
Additions for tax positions of prior years	9,076		—		9,076
Reductions for tax positions of prior years	(3,067)		—		(3,067)
Settlements	(3,106)		—		(3,106)
Lapse of statutes	(6,605)		—		(6,605)
Unrecognized tax benefits at December 31, 2016	$59,593	(2)	$10,722	(3)	$70,315

(1)	The settlement of certain income tax examinations of 2011 and 2012 tax years (in the year ended December 31, 2015) resulted in a significant decrease in unrecognized tax benefits.

(2)
If recognized, the net amount of potential tax benefits that would impact the Company’s effective tax rate is $55.3 million. During the years ended December 31, 2016, 2015 and 2014, the Company recorded expense (income) of $0.7 million, $(4.3) million and $(1.3) million, respectively, as a component of provision for income taxes related to the accrued interest and penalties on unrecognized tax benefits. The Company had accrued interest and penalties of $14.6 million at December 31, 2016 and $13.9 million at December 31, 2015, which are not included in the above table.

(3)
The Company had recorded $10.7 million of unrecognized tax benefits related to operations previously classified as discontinued operations. Upon disposal of the discontinued operations, these unrecognized tax benefits were transferred to continuing operations. If recognized, the potential tax benefits will be recorded in continuing operations.

12. Equity and Cash Incentive Program

The Company's share-based awards are typically granted annually at its regularly scheduled first quarter Compensation Committee meeting. Beginning in 2013, these awards were made pursuant to the terms of the Company's 2012 Equity and Cash Incentive Plan (the "2012 Plan"), which was approved by shareholders on May 3, 2012. This plan replaced the 2005 Equity and Cash Incentive Plan (the "2005 Plan"), which would have otherwise terminated according to its terms on January 31, 2015 and the 1996 Non-Employee Directors Stock Compensation Plan (the "Directors Plan"), which would have otherwise terminated according to its terms on December 31, 2012. Upon adoption of the 2012 Plan, no additional awards could be granted under the 2005 Plan. Officers and other key employees, as well as non-employee directors, are eligible to participate in the 2012 Plan, which has a ten year term and will terminate on May 3, 2022. The 2012 Plan provides for stock options and SARs grants, restricted stock awards, restricted stock unit awards, performance share awards, cash performance awards, directors' shares and deferred stock units. Under the 2012 Plan, a total of 17,000,000 shares of common stock are reserved for issuance, subject to adjustments resulting from stock dividends, stock splits, recapitalizations, reorganizations and other similar changes.

The exercise price per share for SARs is equal to the closing price of the Company’s stock on the New York Stock Exchange on the date of grant. New common shares are issued when SARs are exercised. The period during which SARs are exercisable is fixed by the Company’s Compensation Committee at the time of grant. Generally, the SARs vest after three years of service and expire at the end of ten years.

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

Stock-based compensation costs are reported within selling, general and administrative expenses. The following table summarizes the Company’s compensation expense relating to all stock-based incentive plans:

	Years Ended December 31,
	2016	2015	2014
Pre-tax compensation expense	$21,015	$30,697	$31,628
Tax benefit	(7,399)	(10,877)	(11,201)
Total stock-based compensation expense, net of tax	$13,616	$19,820	$20,427

The Company recognized net tax benefits of $4,964, $661 and $15,110 during 2016, 2015 and 2014, respectively, for the exercise of SARs, stock options, restricted stock awards, restricted stock unit awards and performance share awards. These benefits have been recorded as an increase to additional paid-in capital and are reflected as financing cash inflows in the Consolidated Statements of Cash Flows.

SARs

In 2016, 2015 and 2014, the Company issued SARs covering 1,346,354, 1,144,529 and 1,043,734 shares, respectively. Since 2006, the Company has only issued SARs and does not anticipate issuing stock options in the future. The fair value of each SAR grant was estimated on the date of grant using a Black-Scholes option-pricing model with the following assumptions:

	2016	2015	2014
Risk-free interest rate	1.05%	1.51%	1.70%
Dividend yield	3.09%	2.24%	1.98%
Expected life (years)	4.6	5.1	5.3
Volatility	26.17%	27.19%	30.81%
Grant price	$57.25	$73.28	$82.51
Fair value at date of grant	$9.25	$14.55	$19.84	(1)

(1)	Updated to reflect the modification of grants issued prior to 2014 in connection with the separation of Knowles.

DOVER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)

Expected volatilities are based on Dover's stock price history, including implied volatilities from traded options on Dover stock. The Company uses historical data to estimate SAR exercise and employee termination patterns within the valuation model. The expected life of SARs granted is derived from the output of the option valuation model and represents the average period of time that SARs granted are expected to be outstanding. The interest rate for periods within the contractual life of the awards is based on the U.S. Treasury yield curve in effect at the time of grant.

A summary of activity relating to SARs granted under the 2012 Plan and the predecessor plans for the year ended December 31, 2016 is as follows:

	SARs
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
Outstanding at January 1, 2016	7,810,593	$57.32
Granted	1,346,354	57.25
Forfeited / expired	(400,942)	68.67
Exercised	(1,502,178)	46.15
Outstanding at December 31, 2016	7,253,827	59.00	5.9

Exercisable at December 31, 2016	4,326,534	$51.98	4.3

The following table summarizes information about outstanding SARs at December 31, 2016:

	SARs Outstanding				SARs Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Life in Years	Aggregate Intrinsic Value	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Life in Years	Aggregate Intrinsic Value
$25.96 - $37.79	1,319,998	$33.99	2.6	$54,043	1,319,998	$33.99	2.6	$54,043
$40.54 - $58.69	3,084,531	$57.67	6.3	53,247	1,879,310	$57.94	4.7	31,698
$63.33 - $82.51	2,849,298	$72.02	7.1	14,383	1,127,226	$63.36	6.1	12,836
	7,253,827			$121,673	4,326,534			$98,577

Unrecognized compensation expense related to SARs not yet exercisable was $8,846 at December 31, 2016. This cost is expected to be recognized over a weighted average period of 1.6 years.

Other information regarding the exercise of SARs and stock options is listed below:

	2016	2015	2014
SARs
Fair value of SARs that became exercisable	$24,843	$25,380	$26,796
Aggregate intrinsic value of SARs exercised	$34,916	$14,560	$51,813

Stock Options
Cash received by Dover for exercise of stock options	$—	$1,468	$5,227
Aggregate intrinsic value of options exercised	$—	$1,649	$8,614

DOVER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)

Performance Share Awards

Performance share awards granted are expensed over the three-year requisite performance and service period. Awards become vested if (1) the Company achieves certain specified internal metrics and (2) the employee remains continuously employed by the company during the performance period. Partial vesting may occur after separation from service in the case of certain terminations not for cause and for retirements.

In 2016, 2015 and 2014, the Company issued performance shares covering 79,561, 61,611 and 58,206 shares, respectively. The performance share awards granted in these years are considered performance condition awards as attainment is based on Dover's performance relative to established internal metrics. The fair value of these awards was determined using Dover's closing stock price on the date of grant. The expected attainment of the internal metrics for these awards is analyzed each reporting period, and the related expense is adjusted up or down based on expected attainment, if that attainment differs from previous estimates. The cumulative effect on current and prior periods of a change in attainment is recognized in compensation cost in the period of change.

The fair value and average attainment used in determining compensation cost of the performance shares issued in 2016, 2015 and 2014 are as follows for the year ended December 31, 2016:

	Performance shares
	2016	2015	2014
Fair value per share at date of grant	$57.25	$73.28	$82.51
Average attainment rate reflected in expense	1.20%	0%	11.55%

A summary of activity for performance share awards for the year ended December 31, 2016 is as follows:

	Number of Shares	Weighted-Average Grant-Date Fair Value
Unvested at January 1, 2016	116,060	$77.61
Granted	79,561	57.25
Forfeited	(28,126)	70.29
Vested	(45,329)	82.51
Unvested at December 31, 2016	122,166	$65.29

Unrecognized compensation expense related to unvested performance shares as of December 31, 2016 was $38, which will be recognized over a weighted average period of 2.0 years.

Restricted Stock Units

The Company also has restricted stock authorized for grant (as part of the 2005 and 2012 Plans). Under these Plans common stock of the Company may be granted at no cost to certain officers and key employees. In general, restrictions limit the sale or transfer of these shares during a two or three year period, and restrictions lapse proportionately over the two or three year period. The Company granted 249,263, 145,545 and 131,719 of restricted stock units in 2016, 2015 and 2014, respectively.

DOVER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)

A summary of activity for restricted stock units for the year ended December 31, 2016 is as follows:

	Number of Shares	Weighted-Average Grant-Date Fair Value
Unvested at January 1, 2016	254,572	$75.07
Granted	249,263	57.25
Forfeited	(38,391)	63.96
Vested	(128,898)	73.81
Unvested at December 31, 2016	336,546	$64.74

Unrecognized compensation expense relating to unvested restricted stock as of December 31, 2016 was $6,478, which will be recognized over a weighted average period of 1.7 years.

Directors' Shares

The Company issued the following shares to its non-employee directors under the 2012 Plan as partial compensation for serving as directors of the Company:

	Years ended December 31,
	2016	2015	2014
Aggregate shares granted	21,023	21,205	17,331
Shares deferred	(11,882)	(11,196)	(8,904)
Shares withheld to satisfy tax obligations	—	—	(210)
Net shares issued	9,141	10,009	8,217

13. Commitments and Contingent Liabilities

Lease Commitments

The Company leases certain facilities and equipment under operating leases, many of which contain renewal options. Total rental expense, net of insignificant sublease rental income, for all operating leases was $90,138, $84,801 and $87,149 for the years ended December 31, 2016, 2015 and 2014, respectively. Contingent rentals under the operating leases were not significant.

The aggregate future minimum lease payments for operating and capital leases as of December 31, 2016 are as follows:

	Operating	Capital
2017	$61,638	$3,122
2018	53,454	1,901
2019	37,733	1,333
2020	25,567	1,089
2021	17,897	955
Thereafter	58,782	5,230
Total	$255,071	$13,630

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

DOVER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)

Product Recall

During the fourth quarter of 2016, the Company determined that there was a quality issue with a product component part in the Fluids segment and voluntarily reported this issue to the U.S. Consumer Product Safety Commission (“CPSC”). The Company is finalizing a plan to announce a voluntary recall of the product in conjunction with the CPSC. Based on the currently available information, at December 31, 2016, the Company recorded a warranty accrual of $23,150 in Other liabilities in the Consolidated Balance Sheet to cover the estimated costs of the recall. For the year ended December 31, 2016, the charge is reflected in Cost of goods and services in the Consolidated Statements of Earnings.

Litigation

A few of the Company’s subsidiaries are involved in legal proceedings relating to the cleanup of waste disposal sites identified under federal and state statutes which provide for the allocation of such costs among “potentially responsible parties.” In each instance, the extent of the Company’s liability appears to be relatively insignificant in relation to the total projected expenditures and the number of other “potentially responsible parties” involved and is anticipated to be immaterial to the Company. In addition, a few of the Company’s subsidiaries are involved in ongoing remedial activities at certain current and former plant sites, in cooperation with regulatory agencies, and appropriate reserves have been established. At December 31, 2016 and 2015, the Company has reserves totaling $29,959 and $30,595, respectively, for environmental and other matters, including private party claims for exposure to hazardous substances, that are probable and estimable.

The Company and certain of its subsidiaries are also parties to a number of other legal proceedings incidental to their businesses. These proceedings primarily involve claims by private parties alleging injury arising out of use of the Company’s products, exposure to hazardous substances, patent infringement, employment matters and commercial disputes. Management and legal counsel, at least quarterly, review the probable outcome of such proceedings, the costs and expenses reasonably expected to be incurred and currently accrued to-date. The Company has reserves for other legal matters that are probable and estimable, and at December 31, 2016 and 2015, these reserves were not significant. While it is not possible at this time to predict the outcome of these legal actions, in the opinion of management, based on the aforementioned reviews, the Company is not currently involved in any legal proceedings which, individually or in the aggregate, could have a material affect on its financial position, results of operations, or cash flows.

14. Employee Benefit Plans

The Company offers defined contribution retirement plans which cover the majority of its U.S. employees, as well as employees in certain other countries. The Company’s expense relating to defined contribution plans was $34,665, $32,281 and $34,263 for the years ended December 31, 2016, 2015 and 2014, respectively.

The Company sponsors qualified defined benefit pension plans covering certain employees of the Company and its subsidiaries. The plans’ benefits are generally based on years of service and employee compensation. The Company also provides to certain management employees, through non-qualified plans, supplemental retirement benefits in excess of qualified plan limits imposed by federal tax law.

In July 2013, the Company announced that, after December 31, 2013, the U.S. qualified and non-qualified defined benefit plans will be closed to new employees. All pension-eligible employees as of December 31, 2013 will continue to earn a pension benefit through December 31, 2023 as long as they remain employed by an operating company participating in the plan. The Company also announced that effective January 1, 2024, the plan would be frozen to any future benefit accruals.

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

The Company also maintains other post-retirement benefit plans which cover approximately 445 participants, approximately 421 of whom are eligible for medical benefits. These plans are closed to new entrants. The supplemental and other post retirement benefit plans are supported by the general assets of the Company.

DOVER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)

Obligations and Funded Status

The following tables summarize the consolidated balance sheets impact, including the benefit obligations, assets and funded status associated with the Company's significant defined benefit and other post-retirement benefit plans at December 31, 2016 and 2015.

	Qualified Defined Benefits				Non-Qualified Supplemental Benefits		Other Post-Retirement Benefits
	U.S. Plan		Non-U.S. Plans
	2016	2015	2016	2015	2016	2015	2016	2015
Change in benefit obligation:
Benefit obligation at beginning of year	$527,667	$575,576	$245,986	$265,023	$125,311	$137,999	$10,885	$13,943
Service cost	13,913	15,661	5,590	6,613	2,959	3,739	52	163
Interest cost	23,046	23,163	5,593	5,885	5,268	5,063	403	512
Plan participants' contributions	—	—	1,223	1,555	—	—	102	417
Benefits paid	(32,341)	(51,126)	(7,870)	(8,399)	(16,643)	(12,845)	(767)	(1,148)
Actuarial loss (gain)	2,980	(33,199)	22,909	(5,018)	(6,449)	(8,645)	(2,343)	(785)
Business (dispositions) acquisitions	—	—	(4,420)	(106)	—	—	4,367	—
Amendments	—	—	—	(5,063)	—	—	—	(1,049)
Settlements and curtailments	—	(2,942)	(3,262)	(2,753)	—	—	—	(1,168)
Currency translation and other	34	534	(22,266)	(11,751)	—	—	(436)	—
Benefit obligation at end of year	535,299	527,667	243,483	245,986	110,446	125,311	12,263	10,885
Change in plan assets:
Fair value of plan assets at beginning of year	552,817	601,376	159,436	163,510	—	—	—	—
Actual return on plan assets	42,088	2,567	10,317	2,369	—	—	—	—
Company contributions	—	—	8,383	8,366	16,643	12,845	665	731
Plan participants' contributions	—	—	1,223	1,555	—	—	102	417
Benefits paid	(32,341)	(51,126)	(7,870)	(8,399)	(16,643)	(12,845)	(767)	(1,148)
Business (dispositions) acquisitions	—	—	(3,967)	—	—	—	—	—
Settlements and curtailments	—	—	(3,262)	(2,753)	—	—	—	—
Currency translation	—	—	(15,746)	(5,212)	—	—	—	—
Fair value of plan assets at end of year	562,564	552,817	148,514	159,436	—	—	—	—
Funded (Unfunded) status	$27,265	$25,150	$(94,969)	$(86,550)	$(110,446)	$(125,311)	$(12,263)	$(10,885)
Amounts recognized in the consolidated balance sheets consist of:
Assets and Liabilities:
Other assets and deferred charges	$27,265	$25,150	$706	$2,064	$—	$—	$—	$—
Accrued compensation and employee benefits	—	—	(1,235)	(1,433)	(20,032)	(27,361)	(849)	(921)
Other liabilities (deferred compensation)	—	—	(94,440)	(87,181)	(90,414)	(97,950)	(11,414)	(9,964)
Total assets and liabilities	27,265	25,150	(94,969)	(86,550)	(110,446)	(125,311)	(12,263)	(10,885)
Accumulated Other Comprehensive Loss (Earnings):
Net actuarial losses (gains)	103,410	110,163	73,023	59,953	(15,565)	(9,678)	(1,921)	(1,347)
Prior service cost (credit)	1,482	2,215	(3,925)	(4,095)	18,187	24,454	43	(999)
Net asset at transition, other	—	—	(56)	(52)	—	—	—	—
Deferred taxes	(36,712)	(39,333)	(15,719)	(13,569)	(920)	(5,173)	598	762
Total accumulated other comprehensive loss (earnings), net of tax	68,180	73,045	53,323	42,237	1,702	9,603	(1,280)	(1,584)
Net amount recognized at December 31,	$95,445	$98,195	$(41,646)	$(44,313)	$(108,744)	$(115,708)	$(13,543)	$(12,469)

Accumulated benefit obligations	$512,707	$498,899	$231,903	$232,924	$101,286	$114,817

DOVER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)

The Company’s net unfunded status at December 31, 2016 and 2015 includes net liabilities of $94,969 and $86,550, respectively, relating to the Company’s significant international plans, some in locations where it is not economically advantageous to pre-fund the plans due to local regulations. The majority of the international obligations relate to defined pension plans operated by the Company’s businesses in Germany, the United Kingdom and Switzerland.

The accumulated benefit obligation for all defined benefit pension plans was $845,896 and $846,640 at December 31, 2016 and 2015, respectively. Pension plans with accumulated benefit obligations in excess of plan assets consist of the following at December 31, 2016 and 2015:

	2016	2015
Projected benefit obligation (PBO)	$346,710	$333,994
Accumulated benefit obligation (ABO)	325,969	311,300
Fair value of plan assets	140,589	120,069

Net Periodic Benefit Cost

Components of the net periodic benefit cost were as follows:

Defined Benefit Plans

	Qualified Defined Benefits						Non-Qualified Supplemental Benefits
	U.S. Plan			Non-U.S. Plans (1)
	2016	2015	2014	2016	2015	2014	2016	2015	2014
Service cost	$13,913	$15,661	$13,801	$5,590	$6,613	$6,027	$2,959	$3,739	$3,320
Interest cost	23,046	23,163	25,204	5,593	5,885	8,222	5,268	5,063	6,148
Expected return on plan assets	(38,793)	(41,571)	(41,594)	(7,830)	(7,990)	(8,498)	—	—	—
Amortization of:
Prior service cost (credit)	733	897	1,083	(397)	89	107	6,266	6,927	7,775
Recognized actuarial loss (gain)	6,437	12,620	8,289	2,658	2,647	903	(560)	286	(428)
Transition obligation	—	—	—	4	4	4	—	—	—
Settlement and curtailment loss (gain) (2)	—	810	10,279	1,103	(184)	(45)	—	—	—
Other	35	—	—	—	—	6	—	—	—
Total net periodic benefit cost	$5,371	$11,580	$17,062	$6,721	$7,064	$6,726	$13,933	$16,015	$16,815

(1)
Net periodic benefit cost for non-U.S. plans includes $55 of expense for the year ended December 31, 2014, relating to plans sponsored by Knowles that were distributed as part of the separation on February 28, 2014.

(2)
The $6,675 of the 2014 settlement loss on the U.S. Plan is attributable to Knowles participants in the Dover Defined Benefit Plan and has therefore, been reflected in the results of discontinued operations. The remaining $3,604 of this settlement loss has been reflected in the results of continuing operations.

Other Post-Retirement Benefits

	2016	2015	2014
Service cost	$52	$163	$249
Interest cost	403	512	627
Amortization of:
Prior service cost (credit)	7	(372)	(409)
Recognized actuarial loss (gain)	5	(30)	54
Other	—	(679)	233
Total net periodic cost (benefit)	$467	$(406)	$754
The one-time benefit of $679 in 2015 relates to the shutdown of certain plant locations, as well as changes to future benefits for certain retirees.

DOVER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)

Amounts expected to be amortized from accumulated other comprehensive earnings (loss) into net periodic benefit cost during 2017 are as follows:

	Qualified Defined Benefits		Non-Qualified Supplemental Benefits	Other Post-Retirement Benefits
	U.S. Plan	Non-U.S. Plans
Amortization of:
Prior service cost (credit)	$427	$(408)	$4,411	$7
Recognized actuarial loss (gain)	5,582	3,303	(1,192)	(161)
Transition obligation	—	4	—	—
Total	$6,009	$2,899	$3,219	$(154)

Assumptions

The Company determines actuarial assumptions on an annual basis. The weighted average assumptions used in determining the benefit obligations were as follows:

	Qualified Defined Benefits				Non-Qualified Supplemental Benefits		Other Post-Retirement Benefits
	U.S. Plan		Non-U.S. Plans
	2016	2015	2016	2015	2016	2015	2016		2015
Discount rate	4.10%	4.40%	2.06%	2.32%	3.90%	3.90%	6.49%	(1)	4.00%
Average wage increase	4.00%	4.00%	2.34%	2.25%	4.50%	4.50%	na		na
Ultimate medical trend rate	na	na	na	na	na	na	5.00%		5.00%

(1)	The 2016 post-retirement benefit discount rate reflects the acquisition of a plan in Brazil.

The weighted average assumptions used in determining the net periodic benefit cost were as follows:

	Qualified Defined Benefits						Non- Qualified Supplemental Benefits			Other Post-Retirement Benefits
	U.S. Plan			Non-U.S. Plans
	2016	2015	2014	2016	2015	2014	2016	2015	2014	2016	2015	2014
Discount rate	4.40%	4.05%	4.90%	2.32%	2.31%	3.53%	4.18%	3.96%	4.77%	4.00%	3.75%	4.45%
Average wage increase	4.00%	4.00%	4.00%	2.25%	2.50%	2.86%	4.50%	4.50%	4.50%	na	na	na
Expected return on plan assets	7.25%	7.75%	7.75%	4.95%	4.85%	5.35%	na	na	na	na	na	na

The Company’s discount rate assumption is determined by developing a yield curve based on high quality corporate bonds with maturities matching the plans’ expected benefit payment streams. The plans’ expected cash flows are then discounted by the resulting year-by-year spot rates.

For other post-retirement benefit measurement purposes, a 9.2% annual rate of increase in the per capita cost of covered benefits (i.e., health care cost trend rates) was assumed for 2017. The rate was assumed to decrease gradually to 5.4% by the year 2027 and remain at that level thereafter. The health care cost trend rate assumption can have an effect on the amounts reported. For example, increasing (decreasing) the assumed health care cost trend rates by one percentage point in each year would increase (decrease) the accumulated other post-retirement benefit obligation as of December 31, 2016 by $658 and $(554), respectively, and would have a negligible impact on the net post-retirement benefit cost for 2016.

Plan Assets

The primary financial objective of the plans is to secure participant retirement benefits. Accordingly, the key objective in the plans’ financial management is to promote stability and, to the extent appropriate, growth in the funded status. Related and supporting financial objectives are established in conjunction with a review of current and projected plan financial requirements.

As it relates to the funded defined benefit pension plans, the Company’s funding policy is consistent with the funding requirements of the Employment Retirement Income Security Act ("ERISA") and applicable international laws. The Company is responsible for overseeing the management of the investments of the plans’ assets and otherwise ensuring that the plans’ investment programs

DOVER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)

are in compliance with ERISA, other relevant legislation and related plan documents. Where relevant, the Company has retained professional investment managers to manage the plans’ assets and implement the investment process. The investment managers, in implementing their investment processes, have the authority and responsibility to select appropriate investments in the asset classes specified by the terms of their applicable prospectus or investment manager agreements with the plans.

The assets of the plans are invested to achieve an appropriate return for the plans consistent with a prudent level of risk. The asset return objective is to achieve, as a minimum over time, the passively managed return earned by market index funds, weighted in the proportions outlined by the asset class exposures identified in the plans’ strategic allocation. The expected return on assets assumption used for pension expense is developed through analysis of historical market returns, statistical analysis, current market conditions and the past experience of plan asset investments. Overall, it is projected that the investment of plan assets within Dover’s U.S. defined benefit plan will achieve a net return over time from the asset allocation strategy of 7.25%.

The Company’s actual and target weighted average asset allocation for our U.S. Corporate Pension Plan was as follows:

	2016	2015	Current Target
Equity securities	57%	57%	58%
Fixed income	35%	33%	35%
Real estate and other	8%	10%	7%
Total	100%	100%	100%

While the non-U.S. investment policies are different for each country, the long-term objectives are generally the same as for the U.S. pension assets. The Company's non-U.S. plans were expected to achieve rates of return on invested assets of 4.95% in 2016, 4.85% in 2015 and 5.35% in 2014.

The fair values of both U.S. and non-U.S. pension plan assets by asset category within the fair value hierarchy (as defined in Note 10 — Financial Instruments) were as follows:

	U.S. Plan
	December 31, 2016			December 31, 2015
	Level 1	Level 2	Total Fair Value	Level 1	Level 2	Total Fair Value
Common stocks	$161,426	$—	$161,426	$157,796	$—	$157,796
Mutual funds	43,272	—	43,272	39,159	—	39,159
Fixed income investments:
Corporate bonds	—	60,638	60,638	—	59,964	59,964
Government securities	5,901	109,888	115,789	47,426	74,953	122,379
Interest-bearing cash and short-term investments	11,200	—	11,200	6,751	—	6,751
Total investments at fair value	221,799	170,526	392,325	251,132	134,917	386,049
Investments measured at net asset value*
Collective trusts	—	—	124,456	—	—	124,128
Real estate investments	—	—	45,494	—	—	42,391
Cash and cash equivalents	—	—	289	—	—	249
Total investments	$221,799	$170,526	$562,564	$251,132	$134,917	$552,817
* In accordance with Fair Value Measurement Topic 820 (Subtopic 820-10), certain investments that are measured at fair value using the net asset value per share (or its equivalent) were not classified in the fair value hierarchy.

The Company had no level 3 U.S. Plan assets at December 31, 2016 and 2015.

DOVER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)

	Non-U.S. Plans
	December 31, 2016				December 31, 2015
	Level 1	Level 2	Level 3	Total Fair Value	Level 1	Level 2	Level 3	Total Fair Value
Common stocks	$25,037	$—	$—	$25,037	$23,113	$—	$—	$23,113
Fixed income investments	—	53,210	—	53,210	—	48,523	—	48,523
Common stock funds	—	46,565	—	46,565	—	45,058	—	45,058
Collective funds	—	—	—	—	—	23,978	—	23,978
Real estate funds	—	—	8,626	8,626	—	—	8,904	8,904
Cash and cash equivalents	104	—	—	104	829	—	—	829
Other	—	4,599	10,373	14,972	—	9,031	—	9,031
Total	$25,141	$104,374	$18,999	$148,514	$23,942	$126,590	$8,904	$159,436

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

DOVER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)

The fair value measurement of plan assets using significant unobservable inputs (Level 3) changed during 2015 and 2016 due to the following:

Level 3
Balance at January 1, 2015	$9,976
Actual return on plan assets:
Relating to assets still held at December 31, 2015	116
Purchases	5,629
Sales	(6,817)
Balance at December 31, 2015	8,904
Actual return on plan assets:
Relating to assets sold during the period	16
Relating to assets still held at December 31, 2016	238
Business acquisition	4,941
Purchases	6,490
Sales	(1,590)
Balance at December 31, 2016	$18,999

There were no significant transfers between Level 1 and Level 2 investments during 2016 or 2015.

Future Estimates

Benefit Payments

Estimated future benefit payments to retirees, which reflect expected future service, are as follows:

	Qualified Defined Benefits		Non-Qualified Supplemental Benefits	Other Post-Retirement Benefits
	U.S. Plan	Non-U.S. Plans
2017	$35,717	$6,445	$20,428	$873
2018	37,748	6,478	6,762	890
2019	37,233	6,673	9,401	909
2020	40,553	6,759	7,054	935
2021	41,433	7,563	14,671	934
2022 - 2026	194,653	42,412	30,670	4,955

Contributions

In 2017, the Company expects to contribute approximately $6.5 million to its non-U.S. plans and currently does not expect to contribute to its U.S. plans. In 2017, the Company expects to fund benefit payments of approximately $5.6 million to plan participants of its unfunded, non-qualified, supplemental benefit plans.

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

DOVER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)

15. Other Comprehensive Earnings (Loss)

The amounts recognized in Other comprehensive earnings (loss) were as follows:

Year Ended December 31, 2016	Pre-tax	Tax	Net of tax
Foreign currency translation adjustments	$(86,876)	$(18,827)	$(105,703)
Pension and other postretirement benefit plans	5,936	(4,560)	1,376
Changes in fair value of cash flow hedges	860	(301)	559
Other	(1,119)	134	(985)
Total other comprehensive loss	$(81,199)	$(23,554)	$(104,753)

Year Ended December 31, 2015	Pre-tax	Tax	Net of tax
Foreign currency translation adjustments	$(108,748)	$(11,646)	$(120,394)
Pension and other postretirement benefit plans	35,727	(11,791)	23,936
Changes in fair value of cash flow hedges	(671)	235	(436)
Other	1,423	(171)	1,252
Total other comprehensive loss	$(72,269)	$(23,373)	$(95,642)

Year Ended December 31, 2014	Pre-tax	Tax	Net of tax
Foreign currency translation adjustments	$(131,420)	$(19,523)	$(150,943)
Pension and other postretirement benefit plans	(70,705)	20,994	(49,711)
Changes in fair value of cash flow hedges	(375)	131	(244)
Other	1,067	(128)	939
Total other comprehensive (loss) earnings	$(201,433)	$1,474	$(199,959)

The components of Accumulated other comprehensive earnings (loss) are as follows:

	December 31, 2016	December 31, 2015
Cumulative foreign currency translation adjustments	$(240,981)	$(135,278)
Pension and other postretirement benefit plans	(121,925)	(123,301)
Changes in fair value of cash flow hedges and other	3,580	4,006
	$(359,326)	$(254,573)

Total comprehensive earnings were as follows:

	Years Ended December 31,
	2016	2015	2014
Net earnings	$508,892	$869,829	$775,235
Other comprehensive loss	(104,753)	(95,642)	(199,959)
Comprehensive earnings	$404,139	$774,187	$575,276

DOVER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)

Amounts reclassified from accumulated other comprehensive earnings (loss) to earnings (loss) during the year ended December 31, 2016, 2015 and 2014 were as follows:

	Years Ended December 31,
	2016	2015	2014
Pension and other postretirement benefit plans:
Amortization of actuarial losses	$8,544	$15,527	$8,822
Amortization of prior service costs	6,609	7,541	8,556
Total before tax	15,153	23,068	17,378
Tax expense	(5,073)	(7,768)	(5,969)
Net of tax	$10,080	$15,300	$11,409
Cash flow hedges:
Net losses (gains) reclassified into earnings	$638	$(166)	$(164)
Tax (expense) benefit	(223)	58	57
Net of tax	$415	$(108)	$(107)

The Company recognizes net periodic benefit cost, which includes amortization of net actuarial losses and prior service costs, in both Selling, general and administrative expenses and Cost of goods and services in the Consolidated Statements of Earnings, depending on the functional area of the underlying employees included in the plans.

Cash flow hedges consist mainly of foreign currency forward contracts. The Company recognizes the realized gains and losses on its cash flow hedges in the same line item as the hedged transaction, such as Revenue, Cost of goods and services, or Selling, general and administrative expenses in the Consolidated Statements of Earnings.

16. Segment Information

The Company's businesses are aligned around its key end markets to focus better on growth strategies and provide increased opportunities to leverage Dover's scale and capitalize on productivity initiatives. Operating segments are defined as the components of an enterprise for which separate financial information is available and regularly evaluated by the entity's chief operating decision maker, or decision-making group, in making resource allocation decisions. Based on this guidance, the Company has four operating segments which are also its reportable segments as follows:

•
The Energy segment, serving the Drilling & Production, Bearings & Compression and Automation end markets, is a provider of customer-driven solutions and services for safe and efficient production and processing of fuels worldwide and has a strong presence in the bearings and compression components and automation markets.

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

•	The Refrigeration & Food Equipment segment is a provider of innovative and energy efficient equipment and systems serving the commercial refrigeration and food equipment end markets.

DOVER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)

Segment financial information and a reconciliation of segment results to consolidated results follows:

	Years Ended December 31,
	2016	2015	2014
Revenue:
Energy	$1,108,438	$1,483,680	$2,017,239
Engineered Systems	2,366,283	2,342,913	2,385,965
Fluids	1,700,574	1,399,273	1,430,566
Refrigeration & Food Equipment	1,620,339	1,731,430	1,921,189
Intra-segment eliminations	(1,292)	(985)	(2,231)
Total consolidated revenue	$6,794,342	$6,956,311	$7,752,728
Earnings from continuing operations:
Segment earnings: (1)
Energy	$55,336	$173,190	$461,815
Engineered Systems	391,829	376,961	386,998
Fluids	200,921	262,117	251,639
Refrigeration & Food Equipment	283,628	221,299	238,734
Total segment earnings	931,714	1,033,567	1,339,186
Corporate expense / other (2)	112,740	105,700	117,800
Interest expense	136,401	131,676	131,689
Interest income	(6,759)	(4,419)	(4,510)
Earnings before provision for income taxes and discontinued operations	689,332	800,610	1,094,207
Provision for income taxes	180,440	204,729	316,067
Earnings from continuing operations	$508,892	$595,881	$778,140
Segment margins:
Energy	5.0%	11.7%	22.9%
Engineered Systems	16.6%	16.1%	16.2%
Fluids	11.8%	18.7%	17.6%
Refrigeration & Food Equipment	17.5%	12.8%	12.4%
Total Segments	13.7%	14.9%	17.3%
Earnings from continuing operations	7.5%	8.6%	10.0%
Depreciation and amortization:
Energy	$131,420	$141,779	$111,956
Engineered Systems	73,947	59,914	61,946
Fluids	85,224	56,078	60,903
Refrigeration & Food Equipment	65,017	66,074	68,701
Corporate	5,131	3,244	3,682
Consolidated total	$360,739	$327,089	$307,188
Capital expenditures:
Energy	$32,938	$33,692	$66,998
Engineered Systems	31,121	37,109	29,749
Fluids	62,368	45,605	34,319
Refrigeration & Food Equipment	23,651	33,511	33,510
Corporate	15,127	4,334	1,457
Consolidated total	$165,205	$154,251	$166,033

(1)	Segment earnings includes non-operating income and expense directly attributable to the segments. Non-operating income and expense includes gain on sale of businesses and other income, net.

(2)
Certain expenses are maintained at the corporate level and not allocated to the segments. These expenses include executive and functional compensation costs, non-service pension costs, non-operating insurance expenses and various administrative expenses relating to the corporate headquarters.

DOVER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)

Selected financial information by market segment (continued):

Total assets at December 31:	2016	2015
Energy	$2,209,230	$2,369,600
Engineered Systems	3,002,629	2,741,594
Fluids	3,134,838	1,529,333
Refrigeration & Food Equipment	1,324,037	1,482,315
Corporate (3)	445,257	483,234
Consolidated total	$10,115,991	$8,606,076

(3)	The significant portion of corporate assets are principally cash and cash equivalents.

	Revenue			Long-Lived Assets
	Years Ended December 31,			At December 31,
	2016	2015	2014	2016	2015
United States	$3,910,733	$4,270,061	$4,617,813	$640,802	$622,892
Europe	1,261,232	1,059,413	1,251,625	211,238	150,950
Other Americas	594,838	637,533	794,966	28,288	32,137
Asia	675,995	626,761	686,511	56,614	38,826
Other	351,544	362,543	401,813	8,728	9,464
Consolidated total	$6,794,342	$6,956,311	$7,752,728	$945,670	$854,269

Revenue is attributed to regions based on the location of the Company’s customer, which in some instances is an intermediary and not necessarily the end user. Long-lived assets are comprised of net property, plant and equipment. The Company’s businesses are based primarily in the United States of America, Europe and Asia. The Company’s businesses serve thousands of customers, none of which accounted for more than 10% of consolidated revenue.

17. Earnings per Share

The following table sets forth a reconciliation of the information used in computing basic and diluted earnings per share:

	Years Ended December 31,
	2016	2015	2014
Earnings from continuing operations	$508,892	$595,881	$778,140
Earnings (losses) from discontinued operations, net	—	273,948	(2,905)
Net earnings	$508,892	$869,829	$775,235
Basic earnings per common share:
Earnings from continuing operations	$3.28	$3.78	$4.67
Earnings (losses) from discontinued operations, net	$—	$1.74	$(0.02)
Net earnings	$3.28	$5.52	$4.65

Weighted average shares outstanding	155,231,000	157,619,000	166,692,000
Diluted earnings per common share:
Earnings from continuing operations	$3.25	$3.74	$4.61
Earnings (losses) from discontinued operations, net	$—	$1.72	$(0.02)
Net earnings	$3.25	$5.46	$4.59

Weighted average shares outstanding	156,636,000	159,172,000	168,842,000

DOVER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)

The following table is a reconciliation of the share amounts used in computing earnings per share:

	Years Ended December 31,
	2016	2015	2014
Weighted average shares outstanding - Basic	155,231,000	157,619,000	166,692,000
Dilutive effect of assumed exercise of employee stock options and SARs and vesting of performance shares and restricted shares	1,405,000	1,553,000	2,150,000
Weighted average shares outstanding - Diluted	156,636,000	159,172,000	168,842,000

Diluted per share amounts are computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise of stock options and SARs and vesting of performance shares and restricted shares, as determined using the treasury stock method. For the years ended December 31, 2016, 2015 and 2014, the weighted average number of anti-dilutive potential common shares excluded from the calculation above totaled 6,799, 25,313 and 38,789, respectively.

18. Stockholders' Equity

The Company has the authority to issue up to 100,000 shares of $100 par preferred stock and up to 500,000,000 shares of $1.00 par common stock. There were no issuances of preferred stock. As of December 31, 2016 and 2015, the Company issued 256,537,535 and 256,112,943 shares of common stock and had 101,109,186 treasury shares, held at cost, respectively.

Share Repurchases

In January 2015, the Board of Directors approved a new standing share repurchase authorization, whereby the Company may repurchase up to 15,000,000 shares of its common stock over the following three years. This plan replaced all previously authorized repurchase programs. The Company did not purchase any shares under this program in 2016. During the year ended December 31, 2015, the Company purchased 8,228,542 shares of its common stock under this authorization at a total cost of $600,164, or $72.94 per share. As of December 31, 2016, the number of shares still available for repurchase under the January 2015 share repurchase authorization was 6,771,458.

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

DOVER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)

19. Quarterly Data (Unaudited)

	Continuing Operations					Net Earnings
Quarter	Revenue	Gross Profit	Earnings	Per Share - Basic	Per Share - Diluted	Net Earnings	Per Share - Basic	Per Share - Diluted
2016
First	$1,622,273	$589,264	$99,356	$0.64	$0.64	$99,356	$0.64	$0.64
Second	1,686,345	631,213	118,290	0.76	0.76	118,290	0.76	0.76
Third	1,707,763	631,788	130,084	0.84	0.83	130,084	0.84	0.83
Fourth	1,777,961	619,704	161,162	1.04	1.03	161,162	1.04	1.03
	$6,794,342	$2,471,969	$508,892	$3.28	$3.25	$508,892	$3.28	$3.25

2015
First	$1,715,501	$627,159	$117,190	$0.72	$0.72	$209,510	$1.30	$1.28
Second	1,758,628	654,568	155,634	0.98	0.97	332,396	2.10	2.07
Third	1,787,582	672,608	186,483	1.20	1.19	186,098	1.20	1.19
Fourth	1,694,600	613,809	136,574	0.88	0.87	141,825	0.92	0.91
	$6,956,311	$2,568,144	$595,881	$3.78	$3.74	$869,829	$5.52	$5.46

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 31, 2016, 2015 and 2014
(In thousands)

Allowance for Doubtful Accounts	Balance at Beginning of Year	Charged to Cost and Expense (A)	Accounts Written Off	Other	Balance at End of Year

Year Ended December 31, 2016	$18,050	10,641	(6,039)	(637)	$22,015

Year Ended December 31, 2015	$18,894	5,946	(5,665)	(1,125)	$18,050

Year Ended December 31, 2014	$17,203	4,730	(3,524)	485	$18,894
(A) Net of recoveries on previously reserved or written-off balances.

Deferred Tax Valuation Allowance	Balance at Beginning of Year	Additions	Reductions	Other	Balance at End of Year

Year Ended December 31, 2016	$171,365	118,277	—	—	$289,642

Year Ended December 31, 2015	$141,252	30,113	—	—	$171,365

Year Ended December 31, 2014	$14,063	133,431	(6,242)	—	$141,252

LIFO Reserve	Balance at Beginning of Year	Charged to Cost and Expense	Reductions	Other	Balance at End of Year

Year Ended December 31, 2016	$35,835	686	(6,896)	—	$29,625

Year Ended December 31, 2015	$50,769	221	(15,155)	—	$35,835

Year Ended December 31, 2014	$50,705	4,166	(4,102)	—	$50,769

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act were effective as of December 31, 2016 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Controls

During the fourth quarter of 2016, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information with respect to the corporate governance matters and Section 16 compliance required to be included pursuant to this Item 10 will be included in the 2017 Proxy Statement that will be filed with the Securities and Exchange Commission pursuant to Rule 14a-6 under the Exchange Act in accordance with applicable SEC deadlines, and is incorporated in this Item 10 by reference.

As set forth below is a list of the members of our Board of Directors as of February 10, 2017.

Peter T. Francis2
Former President and Chief Executive Officer of J.M. Huber Company;
Managing Member, Mukilteo Investment Management Company

Kristiane C. Graham2,3
Private Investor

Michael F. Johnston, Chairman of the Board2,3
Retired Chief Executive Officer, Visteon Corporation

Robert A. Livingston
President & Chief Executive Officer, Dover Corporation

Richard K. Lochridge2
Retired President, Lochridge & Company, Inc.

Bernard G. Rethore1
Chairman of the Board Emeritus and Retired Chief Executive Officer of Flowserve Corporation

Eric A. Spiegel1
Former President and CEO of Siemens USA

Michael B. Stubbs1
Managing Member of S.O.G. Investors, LLC

Richard J. Tobin1
Chief Executive Officer of CNH Industrial N.V.

Stephen M. Todd1
Former Global Vice Chairman of Assurance Professional Practice of Ernst & Young Global Limited

Stephen K. Wagner1,3
Former Senior Advisor, Center for Corporate Governance, Deloitte & Touche LLP

Keith E. Wandell2,3
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

The information with respect to Section 16(a) reporting compliance required to be included in this Item 10 will be included in our 2017 Proxy Statement and is incorporated in this Item 10 by reference.

The Company has adopted a code of ethics that applies to its chief executive officer and senior financial officers. A copy of this code of ethics can be found on our website at www.dovercorporation.com. In the event of any amendment to, or waiver from, the code of ethics, we will publicly disclose the amendment or waiver by posting the information on our website.

ITEM 11. EXECUTIVE COMPENSATION

The information with respect to executive compensation and the compensation committee required to be included pursuant to this Item 11 will be included in our 2017 Proxy Statement and is incorporated in this Item 11 by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The information regarding security ownership of certain beneficial owners and management that is required to be included pursuant to this Item 12 will be included in our 2017 Proxy Statement and is incorporated in this Item 12 by reference.

Equity Compensation Plans

The Equity Compensation Plan Table below presents information regarding our equity compensation plans at December 31, 2016:

	(a)	(b)	(c)
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (1)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (2)
Equity compensation plans approved by stockholders	7,712,539	$59.00	10,480,668
Equity compensation plans not approved by stockholders	—	—	—
Total	7,712,539	$59.00	10,480,668

(1)
Column (a) includes shares issuable pursuant to outstanding SARs, restricted stock units and performance share awards under the Company's 2012 Equity and Cash Incentive Plan (the "2012 Plan") and the 2005 Equity and Cash Incentive Plan. Performance shares are subject to satisfaction of the applicable performance criteria over a three-year performance period. Restricted stock unit and performance share awards are not reflected in the weighted exercise price in column (b) as these awards do not have an exercise price.

(2)
Column (c) consists of shares available for future issuance under the Company's 2012 Equity and Cash Incentive Plan (the "2012 Plan"). Under the 2012 Plan, the Company could grant options, SARs, restricted stock or restricted stock units, performance share awards, director shares, or deferred stock units. Under the 2012 Plan, the number of shares available for issuance will be reduced (i) by one share for each share issued pursuant to options or SARs and (ii) by three shares for each share of stock issued pursuant to restricted stock, restricted stock unit, performance share, director share, or deferred stock unit awards.

As of December 31, 2016, equity securities have been authorized for issuance to employees and/or non-employee directors under the 2012 Plan and its predecessor plan, the 2005 Plan. Although the 2005 Plan has expired and no further awards may be granted under the Plan, there remain outstanding stock-settled appreciation rights and performance share awards under the 2005 Plan, which are reflected in Column (a) of the table.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information with respect to any director independence, related party transaction policies and any reportable transaction, business relationship, or indebtedness between the Company and the beneficial owners of more than 5% of the Common Stock, the directors or nominees for director of the Company, the executive officers of the Company, or the members of the immediate families of such individuals that are required to be included pursuant to this Item 13 is included in the 2017 Proxy Statement and is incorporated in this Item 13 by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information with respect to the Company’s relationship with its independent registered public accounting firm and fees paid thereto required to be included pursuant to this Item 14 is included in the 2017 Proxy Statement and is incorporated in this Item 14 by reference.

The information with respect to audit committee pre-approval policies and procedures required to be included pursuant to this Item 14 is included in the 2017 Proxy Statement and is incorporated in this Item 14 by reference.

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

ITEM 16. SUMMARY

None.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

DOVER CORPORATION

/s/ Robert A. Livingston
Robert A. Livingston
President and Chief Executive Officer
Date:	February 10, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated. Each of the undersigned, being a director or officer of Dover Corporation (the “Company”), hereby constitutes and appoints Robert A. Livingston, Brad M. Cerepak and Ivonne M. Cabrera and each of them (with full power to each of them to act alone), his or her true and lawful attorney-in-fact and agent for him or her and in his or her name, place and stead in any and all capacities, to sign the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016 under the Securities Exchange Act of 1934, as amended, and any and all amendments thereto, and to file the same with all exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission and any other appropriate authority, granting unto such attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing required and necessary to be done in and about the premises in order to effectuate the same as fully to all intents and purposes as he or she might or could do if personally present, hereby ratifying and confirming all that such attorneys-in-fact and agents, or any of them, may lawfully do or cause to be done by virtue hereof.

Signature	Title	Date

/s/ Michael F. Johnston	Chairman, Board of Directors	February 10, 2017
Michael F. Johnston

/s/ Robert A. Livingston	Chief Executive Officer, President and Director (Principal Executive Officer)	February 10, 2017
Robert A. Livingston

/s/ Brad M. Cerepak	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 10, 2017
Brad M. Cerepak

/s/ Sandra A. Arkell	Vice President, Controller (Principal Accounting Officer)	February 10, 2017
Sandra A. Arkell

/s/ Peter T. Francis	Director	February 10, 2017
Peter T. Francis

Signature	Title	Date

/s/ Kristiane C. Graham	Director	February 10, 2017
Kristiane C. Graham

/s/ Richard K. Lochridge	Director	February 10, 2017
Richard K. Lochridge

/s/ Bernard G. Rethore	Director	February 10, 2017
Bernard G. Rethore

/s/ Eric A. Spiegel	Director	February 10, 2017
Eric A. Spiegel

/s/ Michael B. Stubbs	Director	February 10, 2017
Michael B. Stubbs

/s/ Richard J. Tobin	Director	February 10, 2017
Richard J. Tobin

/s/ Stephen M. Todd	Director	February 10, 2017
Stephen M. Todd

/s/ Stephen K. Wagner	Director	February 10, 2017
Stephen K. Wagner

/s/ Keith E. Wandell	Director	February 10, 2017
Keith E. Wandell

/s/ Mary A. Winston	Director	February 10, 2017
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

(4.16)
Sixth Supplemental Indenture, dated as of November 9, 2016, between the Company and J.P. Morgan Trust Company National Association, as trustee, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on November 9, 2016 (SEC File No. 001-04018), is incorporated by reference.

(4.17)
Form of Global Note representing the 1.250% Notes due 2026 (€600,000,000 aggregate principal amount)  (included as Exhibit A to the Sixth Supplemental Indenture), filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on November 9, 2016 (SEC File No. 001-04018), is incorporated by reference.

The Company agrees to furnish to the Securities and Exchange Commission upon request, a copy of any instrument with respect to long-term debt under which the total amount of securities authorized does not exceed 10 percent of the total consolidated assets of the Company.

(10.1)
Dover Corporation Senior Executive Change-in-Control Severance Plan, filed as Exhibit 10.18 to the Company's Annual Report on Form 10-K for the year ended December 31, 2010 (SEC File No. 001-04018), is incorporated by reference.*

(10.2)
Amendment No. 1 to the Dover Corporation Senior Executive Change-in-Control Severance Plan, filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2012 (SEC File No. 001-04018), is incorporated by reference.*

(10.3)
Dover Corporation Executive Officer Annual Incentive Plan, as amended and restated as of January 1, 2009, filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed May 13, 2009 (SEC File No. 001-04018), is incorporated by reference.*

(10.4)
Dover Corporation Deferred Compensation Plan, as amended and restated as of January 1, 2009, filed as Exhibit 10.6 to the Company's Annual Report on Form 10-K for the year ended December 31, 2008 (SEC File No. 001-04018), is incorporated by reference.*

(10.5)
First Amendment and Second Amendment to the Dover Corporation Deferred Compensation Plan, as amended and restated as of January 1, 2009, filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2013 (SEC File No. 001-04018), is incorporated by reference.*

(10.6)
Third Amendment, adopted on July 31, 2014 and effective as of January 1, 2014, to the Dover Corporation Deferred Compensation Plan, filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2014 (SEC File No. 001-04018), is incorporated by reference.*

(10.7)
Fourth Amendment, effective as of January 1, 2015, to the Dover Corporation Deferred Compensation Plan, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2015 (SEC File No. 001-04018), is incorporated by reference.*

(10.8)
Fifth Amendment, dated as of October 28, 2015, to the Dover Corporation Deferred Compensation Plan, filed as Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2015 (SEC File No. 001-04018), is incorporated by reference.*

(10.9)	Sixth Amendment, dated as of November 28, 2016, to the Dover Corporation Deferred Compensation Plan.* (1)
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

(10.19)	Second Amendment, dated as of November 28, 2016, to the Dover Corporation Pension Replacement Plan, as amended and restated as of January 1, 2010.* (1)
(10.20)
Dover Corporation Executive Severance Plan, filed as Exhibit 10.17 to the Company's Annual Report on Form 10-K for the period ended December 31, 2010 (SEC File No. 001-04018), is incorporated by reference.*

(10.21)
Amendment No. 1 to the Executive Severance Plan, filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2012 (SEC File No. 001-04018), is incorporated by reference. *

(10.22)
Amendment No. 1 to the Executive Employee Supplemental Retirement Agreement with Robert A. Livingston, Jr., filed as Exhibit 99.1 to the Company's Current Report on Form 8-K filed March 3, 2010 (SEC  File No. 001-04018), is incorporated by reference.*

(10.23)
Dover Corporation 2012 Equity and Cash Incentive Plan, effective as of May 3, 2012, filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2012 (SEC File No. 001-04018), is incorporated by reference.*

(10.24)
Amendment No. 2, adopted and effective as of August 6, 2014, to the Dover Corporation 2012 Equity and Cash Incentive Plan, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2014 (SEC File No. 001-04018), is incorporated by reference.*

(10.25)
Form of award grant letter for SSAR grants made under the Dover Corporation 2012 Equity and Cash Incentive Plan, filed as Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 (SEC File No. 001-04018), is incorporated by reference.*

(10.26)
Form of award grant letter for SSAR grants made under the Dover Corporation 2012 Equity and Cash Incentive Plan, filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2014 (SEC File No. 001-04018), is incorporated by reference.*

(10.27)
Form of award grant letter for SSAR grants made under the Dover Corporation 2012 Equity and Cash Incentive Plan, filed as Exhibit 10.25 to the Company's Annual Report on Form 10-K for the period ended December 31, 2014 (SEC File No. 001-04018), is incorporated by reference.*

(10.28)
Form of award grant letter for SSAR grants made under the Dover Corporation 2012 Equity and Cash Incentive Plan, filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2016 (SEC File No. 001-04018), is incorporated by reference.*

(10.29)
Form of award grant letter for cash performance awards made under the Dover Corporation 2012 Equity and Cash Incentive Plan, filed as Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 (SEC File No. 001-04018), is incorporated by reference.*

(10.30)
Form of award grant letter for cash performance awards made under the Dover Corporation 2012 Equity and Cash Incentive Plan, filed as Exhibit 10.27 to the Company's Annual Report on Form 10-K for the period ended December 31, 2014 (SEC File No. 001-04018), is incorporated by reference.*

(10.31)
Form of award grant letter for cash performance awards made under the Dover Corporation 2012 Equity and Cash Incentive Plan, filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2016 (SEC File No. 001-04018), is incorporated by reference.*

(10.32)
Form of award grant letter for performance share awards made under the Dover Corporation 2012 Equity and Cash Incentive Plan, filed  as Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 (SEC File No. 001-04018), is incorporated by reference.*

(10.33)
Form of award grant letter for performance share awards made under the Dover Corporation 2012 Equity and Cash Incentive Plan, filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2014 (SEC File No. 001-04018), is incorporated by reference.*

(10.34)
Form of award grant letter for performance share awards made under the Dover Corporation 2012 Equity and Cash Incentive Plan, filed as Exhibit 10.30 to the Company's Annual Report on Form 10-K for the period ended December 31, 2014 (SEC File No. 001-04018), is incorporated by reference.*

(10.35)
Form of award grant letter for performance share awards made under the Dover Corporation 2012 Equity and Cash Incentive Plan, filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2016 (SEC File No. 001-04018), is incorporated by reference.*

(10.36)
Form of Restricted Stock Unit Award Letter under the Dover Corporation 2012 Equity and Cash Incentive Plan, filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2014 (SEC File No. 001-04018), is incorporated by reference.*

(10.37)
Form of Restricted Stock Unit Award Letter under the Dover Corporation 2012 Equity and Cash Incentive Plan, filed as Exhibit 10.32 to the Company's Annual Report on Form 10-K for the period ended December 31, 2014 (SEC File No. 001-04018), is incorporated by reference.*

(10.38)
Form of Restricted Stock Unit Award Letter under the Dover Corporation 2012 Equity and Cash Incentive Plan, filed as Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2016 (SEC File No. 001-04018), is incorporated by reference.*

(10.39)
Five-Year Credit Agreement, dated as of November 10, 2015, among the Company, the Borrowing Subsidiaries party thereto from time to time, the Lenders party thereto, and JPMorgan Chase Bank, N.A, as Administrative Agent, filed as Exhibit 10.34 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2015 (SEC File No. 001-04018), is incorporated by reference.

(10.40)
Employee Matters Agreement, dated February 28, 2014, by and between the Company and Knowles Corporation, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 3, 2014 (SEC File No. 001-04018), is incorporated by reference.

(10.41)
Tax Matters Agreement, dated February 28, 2014, by and between the Company and Knowles Corporation, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed March 3, 2014 (SEC File No. 001-04018), is incorporated by reference.

(21)	Subsidiaries of Dover. (1)
(23)	Consent of Independent Registered Public Accounting Firm. (1)
(24)	Power of Attorney (included in signature page). (1)
(31.1)	Certification pursuant to Rule 13a-14 of the Securities and Exchange Act of 1934, as amended, signed and dated by Brad M. Cerepak. (1)
(31.2)	Certification pursuant to Rule 13a-14 of the Securities and Exchange Act of 1934, as amended, signed and dated by Robert A. Livingston. (1)
(32)	Certification pursuant to 18 U.S.C. Section 1350, signed and dated by Robert A. Livingston and Brad M. Cerepak. (1)
(101)
The following materials from Dover Corporation's Annual Report on Form 10-K for the year ended December 31, 2016 formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Earnings, (ii) Consolidated Statements of Comprehensive Earnings (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Stockholders' Equity, (v) Consolidated Statement of Cash Flows, and (vi) Notes to the Consolidated Financial Statements.  (1)

*	Executive compensation plan or arrangement.
(1)	Filed herewith.