Form 10-Q
period 2017-03-31
DOVER Corp
filed 2017-04-20
CIK 29905

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

or

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
Yes ☑  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company, or an emerging growth company. See definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12-b-2 of the Exchange Act.

Large accelerated filer ☑		Accelerated filer ☐
Non-accelerated filer ☐	(Do not check if smaller reporting company)	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐  No  ☑

The number of shares outstanding of the Registrant’s common stock as of April 13, 2017 was 155,669,697.

Dover Corporation
Form 10-Q

Item 1. Financial Statements

DOVER CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2017	2016
Revenue	$1,813,372	$1,622,273
Cost of goods and services	1,152,198	1,033,009
Gross profit	661,174	589,264
Selling, general and administrative expenses	485,290	443,448
Operating earnings	175,884	145,816
Interest expense	36,409	33,318
Interest income	(2,580)	(1,604)
Gain on sale of businesses	(90,093)	(11,228)
Other expense (income), net	176	(2,294)
Earnings before provision for income taxes	231,972	127,624
Provision for income taxes	59,725	28,268
Net earnings	$172,247	$99,356
Net earnings per share:
Basic	$1.11	$0.64
Diluted	$1.09	$0.64
Weighted average shares outstanding:
Basic	155,540	155,064
Diluted	157,399	156,161
Dividends paid per common share	$0.44	$0.42

See Notes to Condensed Consolidated Financial Statements

DOVER CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2017	2016
Net earnings	$172,247	$99,356
Other comprehensive earnings (loss), net of tax
Foreign currency translation adjustments:
Foreign currency translation gains during period	39,897	8,769
Reclassification of foreign currency translation losses to earnings upon sale of subsidiaries	3,875	—
Total foreign currency translation adjustments	43,772	8,769
Pension and other post-retirement benefit plans:
Amortization of actuarial losses included in net periodic pension cost	1,338	1,409
Amortization of prior service costs included in net periodic pension cost	702	1,041
Total pension and other post-retirement benefit plans	2,040	2,450
Changes in fair value of cash flow hedges:
Unrealized net gains (losses) arising during period	78	(49)
Net gains reclassified into earnings	(217)	(47)
Total cash flow hedges	(139)	(96)
Other	337	1,839
Other comprehensive earnings	46,010	12,962
Comprehensive earnings	$218,257	$112,318

See Notes to Condensed Consolidated Financial Statements

DOVER CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	March 31, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$415,530	$349,146
Receivables, net of allowances of $27,182 and $22,015	1,299,427	1,265,201
Inventories	942,176	870,487
Prepaid and other current assets	104,786	104,357
Total current assets	2,761,919	2,589,191
Property, plant and equipment, net	946,376	945,670
Goodwill	4,508,720	4,562,677
Intangible assets, net	1,782,107	1,802,923
Other assets and deferred charges	239,186	215,530
Total assets	$10,238,308	$10,115,991
Liabilities and Stockholders' Equity
Current liabilities:
Notes payable and current maturities of long-term debt	$748,426	$414,550
Accounts payable	880,755	830,318
Accrued compensation and employee benefits	189,665	226,440
Accrued insurance	103,230	96,062
Other accrued expenses	320,555	332,595
Federal and other income taxes	76,572	40,353
Total current liabilities	2,319,203	1,940,318
Long-term debt	2,887,962	3,206,637
Deferred income taxes	643,363	710,173
Other liabilities	434,365	459,117
Stockholders' equity:
Total stockholders' equity	3,953,415	3,799,746
Total liabilities and stockholders' equity	$10,238,308	$10,115,991

See Notes to Condensed Consolidated Financial Statements

DOVER CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)
(Unaudited)

	Common Stock $1 Par Value	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balance at December 31, 2016	$256,538	$946,755	$(4,972,016)	$7,927,795	$(359,326)	$3,799,746
Net earnings	—	—	—	172,247	—	172,247
Dividends paid	—	—	—	(68,516)	—	(68,516)
Common stock issued for the exercise of share-based awards	229	(9,106)	—	—	—	(8,877)
Share-based compensation expense	—	12,805	—	—	—	12,805
Other comprehensive earnings, net of tax	—	—	—	—	46,010	46,010
Balance at March 31, 2017	$256,767	$950,454	$(4,972,016)	$8,031,526	$(313,316)	$3,953,415

See Notes to Condensed Consolidated Financial Statements

DOVER CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2017	2016
Operating Activities:
Net earnings	$172,247	$99,356
Adjustments to reconcile net earnings to cash from operating activities:
Depreciation and amortization	95,598	88,604
Stock-based compensation expense	12,805	11,387
Gain on sale of businesses	(90,093)	(11,228)
Cash effect of changes in assets and liabilities:
Accounts receivable, net	(23,207)	20,103
Inventories	(75,485)	(29,478)
Prepaid expenses and other assets	(8,189)	(1,522)
Accounts payable	43,833	(14,299)
Accrued compensation and employee benefits	(42,186)	(65,887)
Accrued expenses and other liabilities	(41,782)	3,202
Accrued and deferred taxes, net	41,572	45,654
Other, net	(7,042)	(12,479)
Net cash provided by operating activities	78,071	133,413
Investing Activities:
Additions to property, plant and equipment	(42,259)	(37,230)
Acquisitions, net of cash and cash equivalents acquired	—	(436,058)
Proceeds from sale of property, plant and equipment	1,273	619
Proceeds from sale of businesses	120,397	47,300
Other	2,369	(488)
Net cash provided by (used in) investing activities	81,780	(425,857)
Financing Activities:
Proceeds from exercise of share-based awards, including tax benefits	—	2,181
Change in commercial paper and notes payable	(15,900)	247,099
Dividends paid to stockholders	(68,516)	(65,940)
Payments to settle employee tax obligations on exercise of share-based awards	(8,877)	(4,833)
Net cash (used in) provided by financing activities	(93,293)	178,507
Effect of exchange rate changes on cash and cash equivalents	(174)	(4,528)
Net increase (decrease) in cash and cash equivalents	66,384	(118,465)
Cash and cash equivalents at beginning of period	349,146	362,185
Cash and cash equivalents at end of period	$415,530	$243,720

See Notes to Condensed Consolidated Financial Statements

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated) (Unaudited)

1. Basis of Presentation

The accompanying unaudited interim Condensed Consolidated Financial Statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") for interim periods and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America ("GAAP") for complete financial statements. These unaudited Condensed Consolidated Financial Statements should therefore be read in conjunction with the Consolidated Financial Statements and Notes for Dover Corporation ("Dover" or the "Company") for the year ended December 31, 2016, included in the Company's Annual Report on Form 10-K filed with the SEC on February 10, 2017. The year end Condensed Consolidated Balance Sheet was derived from audited financial statements. Certain amounts in the prior year have been reclassified to conform to the current year presentation.

The accompanying unaudited interim Consolidated Financial Statements have been prepared in accordance with U.S. GAAP, which requires management to make estimates and assumptions that affect amounts reported in the Condensed Consolidated Financial Statements and accompanying disclosures. Although these estimates are based on management’s best knowledge of current events and actions that the Company may undertake in the future, actual results may differ from those estimates. The Condensed Consolidated Financial Statements reflect all adjustments of a normal, recurring nature that are, in the opinion of management, necessary for a fair statement of results for these interim periods. The results of operations of any interim period are not necessarily indicative of the results of operations for the full year.

2. Acquisitions

During the three months ended March 31, 2017, the Company did not have any acquisitions. During the three months ended March 31, 2016, the Company acquired the dispenser and systems businesses of Tokheim Group S.A.S. ("Tokheim") within the Fluids segment for net cash consideration of $436,058. During the measurement period, we recorded working capital adjustments which resulted in final net cash consideration of $417,238.

See Note 6 — Goodwill and Other Intangible Assets for purchase price adjustments related to acquisitions made in 2016. Purchase price allocation adjustments may arise through working capital adjustments, asset appraisals or to reflect additional facts and circumstances in existence as of the acquisition date. Identified measurement period adjustments will be recorded, including any related impacts to net earnings, in the reporting period in which the adjustments are determined and may be significant.

Subsequent Event - Acquisition

On April 5, 2017, the Company purchased 100% of the voting stock of Caldera Graphics S.A.S. for approximately €35 million (approximately $37 million). At the date of issuance of the consolidated financial statements, the initial purchase price allocation was not complete for this acquisition. See Note 19 — Subsequent Event for additional information regarding the acquisition.

Pro Forma Information

The following unaudited pro forma information illustrates the impact of 2016 acquisitions on the Company’s revenue and earnings from operations for the three months ended March 31, 2017 and 2016, respectively. In 2016, the Company acquired six businesses in separate transactions for total net consideration of $1,562 million. During the measurement period, we recorded working capital adjustments which resulted in final net cash consideration of $1,559 million.

The pro forma information assumes that the 2016 acquisitions had taken place at the beginning of the prior year. Pro forma earnings are also adjusted to reflect the comparable impact of additional depreciation and amortization expense, net of tax, resulting from the fair value measurement of tangible and intangible assets relating to the year of acquisition.

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated) (Unaudited)

The proforma effects for the three months ended March 31, 2017 and 2016 were as follows:

	Three Months Ended March 31,
	2017	2016
Revenue:
As reported	$1,813,372	$1,622,273
Pro forma	1,813,372	1,820,228
Earnings:
As reported	$172,247	$99,356
Pro forma	172,247	110,690
Basic earnings per share:
As reported	$1.11	$0.64
Pro forma	1.11	0.71
Diluted earnings per share:
As reported	$1.09	$0.64
Pro forma	1.09	0.71

3. Disposed Operations

On February 14, 2017, the Company completed the sale of Performance Motorsports International ("PMI"), a wholly-owned subsidiary of the Company that manufactures pistons and other engine related components serving the motorsports and powersports markets. Total consideration was $147,313 for the transaction, including cash proceeds of $118,706. We recognized a gain on sale of $88,402 for the three months ended March 31, 2017 within the Condensed Consolidated Statements of Earnings and recorded a 25% non-controlling interest at fair value of $18,607 as well as a subordinated note receivable of $10,000.

On February 17, 2016, the Company completed the sale of Texas Hydraulics, a custom manufacturer of fluid power components. Upon disposal of the business, the Company recognized total consideration of $47,300, which resulted in a gain on sale of $11,228 included within the Condensed Consolidated Statements of Earnings for the three months ended March 31, 2016.

These disposals did not represent a strategic shift in operations and, therefore, did not qualify for presentation as discontinued operations.

4. Inventories

	March 31, 2017	December 31, 2016
Raw materials	$475,708	$428,286
Work in progress	157,653	138,652
Finished goods	418,775	409,314
Subtotal	1,052,136	976,252
Less reserves	(109,960)	(105,765)
Total	$942,176	$870,487

5. Property, Plant and Equipment, net

	March 31, 2017	December 31, 2016
Land	$69,187	$68,575
Buildings and improvements	601,612	597,523
Machinery, equipment and other	1,815,260	1,802,832
Property, plant and equipment, gross	2,486,059	2,468,930
Total accumulated depreciation	(1,539,683)	(1,523,260)
Property, plant and equipment, net	$946,376	$945,670

Depreciation expense totaled $44,718 and $45,029 for the three months ended March 31, 2017 and 2016, respectively.

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated) (Unaudited)

6. Goodwill and Other Intangible Assets

The changes in the carrying value of goodwill by reportable operating segments were as follows:

	Energy	Engineered Systems	Fluids	Refrigeration & Food Equipment	Total
Balance at December 31, 2016	$1,045,774	$1,567,216	$1,413,508	$536,179	$4,562,677
Purchase price adjustments	—	(5,313)	(44,785)	—	(50,098)
Disposition of business	—	(27,793)	—	—	(27,793)
Foreign currency translation	941	22,030	765	198	23,934
Balance at March 31, 2017	$1,046,715	$1,556,140	$1,369,488	$536,377	$4,508,720

As noted in Note 3 — Disposed Operations, the Company completed the sale of its PMI business during the three months ended March 31, 2017. As a result of this sale, the Engineered Systems goodwill balance was reduced by $27,793.

During the three months ended March 31, 2017, the Company recorded $50,098 in adjustments for goodwill related to purchase price adjustments principally for deferred tax liabilities and working capital adjustments for 2016 acquisitions.

The Company tests goodwill for impairment annually in the fourth quarter of each year and whenever events or circumstances indicate an impairment may have occurred. In the first quarter of 2017, the Company re-aligned its reporting units after acquiring four companies in the retail fueling market in 2016, increasing its reporting units from nine to ten. The Company performed the goodwill impairment test for the three reporting units within the Fluids segment impacted by the change, concluding that the fair values of the reporting units were in excess of their carrying values.

The Company’s definite-lived and indefinite-lived intangible assets by major asset class were as follows:

	March 31, 2017			December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets:
Customer intangibles	$1,967,835	$759,061	$1,208,774	$1,942,974	$718,135	$1,224,839
Trademarks	247,013	60,910	186,103	246,619	56,455	190,164
Patents	158,538	122,633	35,905	157,491	119,828	37,663
Unpatented technologies	157,146	68,791	88,355	155,752	64,648	91,104
Distributor relationships	119,267	47,344	71,923	113,463	44,914	68,549
Drawings & manuals	38,803	24,518	14,285	37,744	23,114	14,630
Other	33,037	21,866	11,171	31,632	21,184	10,448
Total	2,721,639	1,105,123	1,616,516	2,685,675	1,048,278	1,637,397
Unamortized intangible assets:
Trademarks	165,591	—	165,591	165,526	—	165,526
Total intangible assets, net	$2,887,230	$1,105,123	$1,782,107	$2,851,201	$1,048,278	$1,802,923

Amortization expense was $50,880 and $43,574 for the three months ended March 31, 2017 and 2016, respectively.

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated) (Unaudited)

7. Restructuring Activities

The Company's restructuring charges by segment were as follows:

	Three Months Ended March 31,
	2017	2016
Energy	$185	$6,416
Engineered Systems	1,064	1,967
Fluids	3,251	5,226
Refrigeration & Food Equipment	1,513	21
Corporate	—	757
Total	$6,013	$14,387

These amounts are classified in the unaudited Condensed Consolidated Statements of Earnings as follows:
Cost of goods and services	$4,071	$5,851
Selling, general and administrative expenses	1,942	8,536
Total	$6,013	$14,387

The restructuring expenses of $6,013 incurred during the three months ended March 31, 2017 were related to restructuring programs initiated during 2017 and 2016. These programs are designed to better align the Company's costs and operations with current market conditions through targeted facility consolidations, headcount reductions and other measures to further optimize operations. The Company expects the programs currently underway to be substantially completed in the next 12 to 18 months.

The $6,013 of restructuring charges incurred during the first quarter of 2017 primarily included the following items:

•	The Engineered Systems segment recorded $1,064 of restructuring charges related to headcount reduction and facility consolidations primarily within the Industrial platform.

•	The Fluids segment recorded $3,251 of restructuring charges principally related to operational synergies, headcount reductions and facility consolidations at various businesses across the segment.

•	The Refrigeration & Food Equipment segment recorded $1,513 of restructuring charges related primarily to facility consolidations.

The Company’s severance and exit accrual activities were as follows:

	Severance	Exit	Total
Balance at December 31, 2016	$10,908	$1,439	$12,347
Restructuring charges	4,686	1,327	6,013
Payments	(7,514)	(1,196)	(8,710)
Foreign currency translation	212	35	247
Other, including write-offs of fixed assets	(627)	(301)	(928)
Balance at March 31, 2017	$7,665	$1,304	$8,969

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated) (Unaudited)

8. Borrowings

Borrowings consisted of the following:

	March 31, 2017	December 31, 2016
Short-term
Current portion of long-term debt and short-term borrowings	$357,126	$6,950
Commercial paper	391,300	407,600
Notes payable and current maturities of long-term debt	$748,426	$414,550

		Carrying amount (1)
	Principal	March 31, 2017	December 31, 2016
Long-term
5.45% 10-year notes due March 15, 2018	$350,000	$349,623	$349,502
2.125% 7-year notes due December 1, 2020 (euro-denominated)	323,957	322,207	311,851
4.30% 10-year notes due March 1, 2021	450,000	448,554	448,458
3.150% 10-year notes due November 15, 2025	400,000	394,189	394,042
1.25% 10-year notes due November 9, 2026 (euro-denominated)	647,913	637,200	616,893
6.65% 30-year debentures due June 1, 2028	200,000	198,879	198,830
5.375% 30-year debentures due October 15, 2035	300,000	295,374	295,316
6.60% 30-year notes due March 15, 2038	250,000	247,628	247,593
5.375% 30-year notes due March 1, 2041	350,000	343,393	343,323
Other		1,716	1,969
Total debt		3,238,763	3,207,777
Less long-term debt current portion		(350,801)	(1,140)
Net long-term debt		$2,887,962	$3,206,637
(1) Carrying amount is net of unamortized debt discount and deferred debt issuance costs. Total unamortized debt discounts were $18.2 million and $18.8 million as of March 31, 2017 and December 31, 2016, respectively. Total deferred debt issuance costs were $16.3 million and $16.5 million as of March 31, 2017 and December 31, 2016, respectively.

On March 15, 2018, the outstanding 5.45% notes with a principal value of $350.0 million will mature. These notes have been classified as a current maturity of long-term debt as of March 31, 2017.

The Company maintains a $1.0 billion five-year unsecured revolving credit facility (the "Credit Agreement") with a syndicate of banks which expires on November 10, 2020. The Company was in compliance with all covenants in the Credit Agreement and other long-term debt covenants at March 31, 2017 and had a coverage ratio of 10.1 to 1.0. The Company primarily uses the Credit Agreement as liquidity back-up for its commercial paper program and has not drawn down any loans under the facility and does not anticipate doing so. The Company generally uses commercial paper borrowings for general corporate purposes, funding of acquisitions and repurchases of its common stock.

As of March 31, 2017, the Company had approximately $136,523 outstanding in letters of credit and performance and other guarantees which expire on various dates in 2017 through 2039. These letters of credit are primarily maintained as security for insurance, warranty and other performance obligations. In general, we would only be liable for the amount of these guarantees in the event of default in the performance of our obligations, the probability of which we believe is remote.

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated) (Unaudited)

9. Financial Instruments

Derivatives

The Company is exposed to market risk for changes in foreign currency exchange rates due to the global nature of its operations and certain commodity risks. In order to manage these risks, the Company has hedged portions of its forecasted sales and purchases to occur within the next twelve months that are denominated in non-functional currencies, with currency forward contracts designated as cash flow hedges. At March 31, 2017 and December 31, 2016, the Company had contracts with U.S. dollar equivalent notional amounts of $104,133 and $59,932, respectively, to exchange foreign currencies, principally the Chinese Yuan, Pound Sterling, Swedish Krona, Euro, Canadian Dollar and Swiss Franc. The Company believes it is probable that all forecasted cash flow transactions will occur.

In addition, the Company had outstanding contracts with a total notional amount of $56,987 and $56,189 as of March 31, 2017 and December 31, 2016, respectively, that are not designated as hedging instruments. These instruments are used to reduce the Company's exposure for operating receivables and payables that are denominated in non-functional currencies. Gains and losses on these contracts are recorded in Other expense (income), net in the Condensed Consolidated Statements of Earnings.

The following table sets forth the fair values of derivative instruments held by the Company as of March 31, 2017, and December 31, 2016 and the balance sheet lines in which they are recorded:

	Fair Value Asset (Liability)
	March 31, 2017	December 31, 2016	Balance Sheet Caption
Foreign currency forward	$665	$1,058	Prepaid / Other assets
Foreign currency forward	(700)	(705)	Other accrued expenses

For a cash flow hedge, the effective portion of the change in estimated fair value of a hedging instrument is recorded in Accumulated other comprehensive loss as a separate component of the Condensed Consolidated Statements of Stockholders' Equity and is reclassified into Cost of goods and services in the Condensed Consolidated Statements of Earnings during the period in which the hedged transaction is recognized. The amount of gains or losses from hedging activity recorded in earnings is not significant, and the amount of unrealized gains and losses from cash flow hedges that are expected to be reclassified to earnings in the next twelve months is not significant; therefore, additional tabular disclosures are not presented. There are no amounts excluded from the assessment of hedge effectiveness and the Company's derivative instruments that are subject to credit risk contingent features were not significant.

The Company is exposed to credit loss in the event of nonperformance by counterparties to the financial instrument contracts held by the Company; however, nonperformance by these counterparties is considered unlikely as the Company’s policy is to contract with highly-rated, diversified counterparties.

The Company has designated the €600,000 and €300,000 of euro-denominated notes issued November 9, 2016 and December 4, 2013, respectively, as hedges of a portion of its net investment in euro-denominated operations. Changes in the value of the euro-denominated debt are recognized in foreign currency translation adjustments within Other comprehensive earnings (loss) of the Condensed Consolidated Statements of Comprehensive Earnings to offset changes in the value of the net investment in euro-denominated operations.

Amounts recognized in Other comprehensive earnings (loss) for the gains (losses) on net investment hedges were as follows:

	Three Months Ended March 31,
	2017	2016
Loss on euro-denominated debt	$(30,521)	$(6,165)
Tax benefit	10,682	2,158
Net loss on net investment hedges, net of tax	$(19,839)	$(4,007)

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated) (Unaudited)

Fair Value Measurements

Accounting Standards Codification ("ASC") 820, Fair Value Measurements and Disclosures, establishes a fair value hierarchy that requires the Company to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. A financial instrument’s categorization within the hierarchy is based on the lowest level of input that is significant to the fair value measurement. ASC 820 establishes three levels of inputs that may be used to measure fair value.

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

The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis as of March 31, 2017 and December 31, 2016:

	March 31, 2017	December 31, 2016
	Level 2	Level 2
Assets:
Foreign currency cash flow hedges	$665	$1,058
Liabilities:
Foreign currency cash flow hedges	700	705

In addition to fair value disclosure requirements related to financial instruments carried at fair value, accounting standards require interim disclosures regarding the fair value of all of the Company’s financial instruments.

The estimated fair value of long-term debt, net at March 31, 2017, and December 31, 2016 was $3,189,216 and $3,534,553, respectively, compared to the carrying value of $3,238,763 and $3,207,777, respectively. The estimated fair value of long-term debt is based on quoted market prices for similar instruments and is, therefore, classified as Level 2 within the fair value hierarchy.

The carrying values of cash and cash equivalents, trade receivables, accounts payable, and notes payable are reasonable estimates of their fair values as of March 31, 2017, and December 31, 2016 due to the short-term nature of these instruments.

10. Income Taxes

The effective tax rates for the three months ended March 31, 2017 and 2016 were 25.7% and 22.1%, respectively. The increase in the effective tax rate for the three months ended March 31, 2017 relative to the prior comparable period is principally due to the larger benefit from the discrete items in 2016 compared to 2017.

The discrete items for the three months ended March 31, 2017 primarily resulted from the gain on the sale of PMI. The discrete items for the three months ended March 31, 2016 principally resulted from the impact on deferred tax balances of a tax rate reduction in a non-US jurisdiction.

In the first quarter of 2017, stock-based compensation excess tax benefits of $3,346 were reflected in the Condensed Consolidated Statement of Earnings as a component of the provision for income taxes as a result of adopting Accounting Standards Update ("ASU") 2016-09, Compensation Stock Compensation (Topic 718). See Note 18 — Recent Accounting Pronouncements regarding the adoption of the standard.

Dover and its subsidiaries file tax returns in the U.S., including various state and local returns, and in other foreign jurisdictions.  We believe adequate provision has been made for all income tax uncertainties. The Company is routinely audited by taxing authorities in its filing jurisdictions, and a number of these audits are currently underway. The Company believes that within the

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated) (Unaudited)

next twelve months uncertain tax positions may be resolved and statutes of limitations will expire, which could result in a decrease in the gross amount of unrecognized tax benefits of approximately zero to $17,905.

11. Equity Incentive Program

The Company typically grants equity awards annually at its regularly scheduled first quarter meeting of the Compensation Committee of the Board of Directors. During the first quarter of 2017, the Company issued stock-settled appreciation rights ("SARs") covering 1,028,116 shares, performance share awards of 57,958 and restricted stock units ("RSUs") of 170,310.

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

The assumptions used in determining the fair value of the SARs awarded during the respective periods were as follows:

	SARs
	2017	2016
Risk-free interest rate	1.80%	1.05%
Dividend yield	2.27%	3.09%
Expected life (years)	4.6	4.6
Volatility	21.90%	26.17%

Grant price	$79.28	$57.25
Fair value per share at date of grant	$12.63	$9.25

The performance share awards granted in 2017 and 2016 are considered performance condition awards as attainment is based on Dover's performance relative to established internal metrics. The fair value of these awards was determined using Dover's closing stock price on the date of grant. The expected attainment of the internal metrics for these awards is analyzed each reporting period, and the related expense is adjusted based on expected attainment, if that attainment differs from previous estimates. The cumulative effect on current and prior periods of a change in attainment is recognized in selling, general and administrative expenses in the unaudited Condensed Consolidated Statements of Earnings in the period of change.

The fair value and average attainment used in determining stock-based compensation cost for the performance shares issued in 2017 and 2016 is as follows for the three months ended March 31, 2017:

	Performance shares
	2017	2016
Fair value per share at date of grant	$79.28	$57.25
Average attainment rate reflected in expense	169.95%	39.91%

The Company also has granted RSUs, and the fair value of these awards was determined using Dover's closing stock price on the date of grant.

Stock-based compensation is reported within selling, general and administrative expenses in the accompanying unaudited Condensed Consolidated Statements of Earnings. The following table summarizes the Company’s compensation expense relating to all stock-based incentive plans:

	Three Months Ended March 31,
	2017	2016
Pre-tax stock-based compensation expense	$12,805	$11,387
Tax benefit	(4,554)	(4,050)
Total stock-based compensation expense, net of tax	$8,251	$7,337

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated) (Unaudited)

On January 1, 2017, the Company adopted ASU 2016-09, Compensation: Stock Compensation (Topic 718). See Note 18 — Recent Accounting Pronouncements for further details.

12. Commitments and Contingent Liabilities

Litigation

A few of the Company’s subsidiaries are involved in legal proceedings relating to the cleanup of waste disposal sites identified under federal and state statutes that provide for the allocation of such costs among "potentially responsible parties." In each instance, the extent of the Company’s liability appears to be very small in relation to the total projected expenditures and the number of other "potentially responsible parties" involved and is anticipated to be immaterial to the Company. In addition, a few of the Company’s subsidiaries are involved in ongoing remedial activities at certain current and former plant sites, in cooperation with regulatory agencies, and appropriate reserves have been established. At March 31, 2017, and December 31, 2016, the Company has reserves totaling $30,018 and $29,959, respectively, for environmental and other matters, including private party claims for exposure to hazardous substances that are probable and estimable.

The Company and certain of its subsidiaries are also parties to a number of other legal proceedings incidental to their businesses. These proceedings primarily involve claims by private parties alleging injury arising out of use of the Company’s products, patent infringement, employment matters, and commercial disputes. Management and legal counsel, at least quarterly, review the probable outcome of such proceedings, the costs and expenses reasonably expected to be incurred and currently accrued to-date, and the availability and extent of insurance coverage. The Company has reserves for legal matters that are probable and estimable and not otherwise covered by insurance, and at March 31, 2017 and December 31, 2016, these reserves were not significant. While it is not possible at this time to predict the outcome of these legal actions, in the opinion of management, based on the aforementioned reviews, the Company is not currently involved in any legal proceedings which, individually or in the aggregate, could have a material effect on its financial position, results of operations, or cash flows.

Warranty Accruals

Estimated warranty program claims are provided for at the time of sale. Amounts provided for are based on historical costs and adjusted for new claims. The changes in the carrying amount of product warranties through March 31, 2017 and 2016 were as follows:

	2017	2016
Beginning Balance, December 31 of the Prior Year	$84,997	$44,466
Provision for warranties	18,202	14,031
Settlements made	(17,633)	(12,462)
Other adjustments, including acquisitions and currency translation	805	4,666
Ending Balance, March 31	$86,371	$50,701

During the fourth quarter of 2016, the Company determined that there was a quality issue with a product component part in the Fluids segment and voluntarily reported this issue to the U.S. Consumer Product Safety Commission (“CPSC”). During the first quarter of 2017, the Company announced a voluntary recall of the product in collaboration with the CPSC. Based on the currently available information, at December 31, 2016, the Company recorded a warranty accrual of $23,150 in Other liabilities in the Consolidated Balance Sheet to cover the estimated costs of the recall. At March 31, 2017, the warranty accrual was reduced to $21,750 reflecting payments made against the accrual and was also reclassed from a non-current liability to a current liability.

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

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated) (Unaudited)

The following tables set forth the components of the Company’s net periodic expense relating to retirement benefit plans:

Qualified Defined Benefits

	Three Months Ended March 31,
	U.S. Plan		Non-U.S. Plans
	2017	2016	2017	2016
Service cost	$3,021	$3,478	$1,317	$1,373
Interest cost	5,429	5,762	1,264	1,375
Expected return on plan assets	(9,953)	(9,698)	(1,804)	(1,948)
Amortization:
Prior service cost (credit)	107	183	(110)	(99)
Recognized actuarial loss	1,396	1,609	841	665
Transition obligation	—	—	1	1
Net periodic expense	$—	$1,334	$1,509	$1,367

Non-Qualified Supplemental Benefits

	Three Months Ended March 31,
	2017	2016
Service cost	$618	$740
Interest cost	1,019	1,317
Amortization:
Prior service cost	1,102	1,567
Recognized actuarial gain	(298)	(140)
Net periodic expense	$2,441	$3,484

Post-Retirement Benefit Plans

The Company also maintains post-retirement benefit plans, although these plans are closed to new entrants. The supplemental and post retirement benefit plans are supported by the general assets of the Company. The following table sets forth the components of the Company’s net periodic expense relating to its post-retirement benefit plans:

	Three Months Ended March 31,
	2017	2016
Service cost	$8	$13
Interest cost	73	105
Amortization:
Prior service cost (credit)	2	(36)
Recognized actuarial gain	(40)	(59)
Net periodic expense	$43	$23

The total amount amortized out of accumulated other comprehensive earnings into net periodic pension and post-retirement expense totaled $3,001 and $3,691 for the three months ended March 31, 2017 and 2016, respectively.

Defined Contribution Retirement Plans

The Company also offers defined contribution retirement plans which cover the majority of its U.S. employees, as well as employees in certain other countries. The Company’s expense relating to defined contribution plans was $11,358, and $9,808 for the three months ended March 31, 2017 and 2016, respectively.

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated) (Unaudited)

14. Other Comprehensive Earnings

The amounts recognized in other comprehensive earnings (loss) were as follows:

	Three Months Ended			Three Months Ended
	March 31, 2017			March 31, 2016
	Pre-tax	Tax	Net of tax	Pre-tax	Tax	Net of tax
Foreign currency translation adjustments	$33,090	$10,682	$43,772	$6,611	$2,158	$8,769
Pension and other postretirement benefit plans	3,001	(961)	2,040	3,691	(1,241)	2,450
Changes in fair value of cash flow hedges	(213)	74	(139)	(147)	51	(96)
Other	383	(46)	337	2,090	(251)	1,839
Total other comprehensive earnings	$36,261	$9,749	$46,010	$12,245	$717	$12,962

Total comprehensive earnings were as follows:

	Three Months Ended March 31,
	2017	2016
Net earnings	$172,247	$99,356
Other comprehensive earnings	46,010	12,962
Comprehensive earnings	$218,257	$112,318

Amounts reclassified from accumulated other comprehensive (loss) to earnings during the three months ended March 31, 2017 and 2016 were as follows:

	Three Months Ended March 31,
	2017	2016
Foreign currency translation:
Reclassification of foreign currency translation losses to earnings from sale of subsidiary	$3,875	$—
Tax benefit	—	—
Net of tax	$3,875	$—
Pension and other postretirement benefit plans:
Amortization of actuarial losses	$1,899	$2,076
Amortization of prior service costs	1,102	1,615
Total before tax	3,001	3,691
Tax benefit	(961)	(1,241)
Net of tax	$2,040	$2,450
Cash flow hedges:
Net gains reclassified into earnings	$(334)	$(72)
Tax benefit	117	25
Net of tax	$(217)	$(47)

The Company recognizes net periodic pension cost, which includes amortization of net actuarial losses and prior service costs, in both selling, general and administrative expenses and cost of goods and services, depending on the functional area of the underlying employees included in the plans.

Cash flow hedges consist mainly of foreign currency forward contracts. The Company recognizes the realized gains and losses on its cash flow hedges in the same line item as the hedged transaction, such as revenue, cost of goods and services, or selling, general and administrative expenses.

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated) (Unaudited)

15. Segment Information

The Company categorizes its operating companies into four distinct reportable segments. Segment financial information and a reconciliation of segment results to consolidated results is as follows:

	Three Months Ended March 31,
	2017	2016
Revenue:
Energy	$324,088	$283,230
Engineered Systems	607,635	576,995
Fluids	525,195	399,062
Refrigeration & Food Equipment	356,834	363,252
Intra-segment eliminations	(380)	(266)
Total consolidated revenue	$1,813,372	$1,622,273
Earnings:
Segment earnings: (1)
Energy	$41,691	$11,244
Engineered Systems	174,398	93,748
Fluids	52,639	46,047
Refrigeration & Food Equipment	33,562	38,161
Total segment earnings	302,290	189,200
Corporate expense / other (2)	36,489	29,862
Interest expense	36,409	33,318
Interest income	(2,580)	(1,604)
Earnings before provision for income taxes	231,972	127,624
Provision for income taxes	59,725	28,268
Net earnings	$172,247	$99,356

(1)	Segment earnings includes non-operating income and expense directly attributable to the segments. Non-operating income and expense includes gain on sale of businesses and other income, net.

(2)
Certain expenses are maintained at the corporate level and not allocated to the segments. These expenses include executive and functional compensation costs, non-service pension costs, non-operating insurance expenses and various administrative expenses relating to the corporate headquarters.

16. Share Repurchases

In January 2015, the Board of Directors approved a standing share repurchase authorization, whereby the Company may repurchase up to 15,000,000 shares of its common stock over the following three years. This plan replaced all previously authorized repurchase programs. During the three months ended March 31, 2017 and 2016, the Company repurchased no shares of common stock under the January 2015 authorization. As of March 31, 2017, there were 6,771,458 shares available for repurchase under the authorization.

17. Earnings per Share

The following table sets forth a reconciliation of the information used in computing basic and diluted earnings per share:

	Three Months Ended March 31,
	2017	2016
Net earnings	$172,247	$99,356
Basic earnings per common share:
Net earnings	$1.11	$0.64
Weighted average shares outstanding	155,540,000	155,064,000
Diluted earnings per common share:
Net earnings	$1.09	$0.64
Weighted average shares outstanding	157,399,000	156,161,000

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated) (Unaudited)

The following table is a reconciliation of the share amounts used in computing earnings per share:

	Three Months Ended March 31,
	2017	2016
Weighted average shares outstanding - Basic	155,540,000	155,064,000
Dilutive effect of assumed exercise of employee stock options and SARs and vesting of performance shares	1,859,000	1,097,000
Weighted average shares outstanding - Diluted	157,399,000	156,161,000

Diluted earnings per share amounts are computed using the weighted average number of common shares outstanding and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise of SARs and vesting of performance shares and restricted shares, as determined using the treasury stock method.

The weighted average number of anti-dilutive potential common shares are excluded from the calculation above. There were no anti-dilutive shares for the three months ended March 31, 2017, and 27,000 for the three months ended March 31, 2016.

18. Recent Accounting Pronouncements

Recently Issued Accounting Standards

The following standards, issued by the Financial Accounting Standards Board ("FASB"), will, or are expected to, result in a change in practice and/or have a financial impact to the Company’s Consolidated Financial Statements:

In January 2017, the FASB issued ASU 2017-01, Business combinations (Topic 805): Clarifying the definition of a business, which clarifies the definition of a business and assists entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. Under this guidance, when substantially all of the fair value of gross assets acquired is concentrated in a single asset (or group of similar assets), the assets acquired would not represent a business. In addition, in order to be considered a business, an acquisition would have to include at a minimum an input and a substantive process that together significantly contribute to the ability to create an output. The amended guidance also narrows the definition of outputs by more closely aligning it with how outputs are described in FASB guidance for revenue recognition. This guidance is effective for interim and annual periods for the Company on January 1, 2018, with early adoption permitted. The Company does not expect the adoption of this ASU to have a material impact on its Consolidated Financial Statements.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). The guidance introduces a new five-step revenue recognition model in which an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU also requires disclosures sufficient to enable users to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers, including qualitative and quantitative disclosures about contracts with customers, significant judgments and changes in judgments and assets recognized from the costs to obtain or fulfill a contract. This guidance will be effective for the Company on January 1, 2018.

The Company commenced its assessment of ASU 2014-09 during the second half of 2015 and developed a project plan to guide the implementation. This project plan includes analyzing the ASU’s impact on the Company's contract portfolio, comparing its historical accounting policies and practices to the requirements of the new guidance and identifying potential differences from applying the requirements of the new guidance to its contracts. The Company is also in the process of drafting an updated accounting policy, evaluating new disclosure requirements and identifying and implementing appropriate changes to its business processes, systems and controls to support recognition and disclosure under the new guidance. The Company expects to adopt this new guidance using the modified retrospective method that will result in a cumulative effect adjustment as of the date of adoption. The Company is currently evaluating this guidance and the impact it will have on its Consolidated Financial Statements.

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated) (Unaudited)

Recently Adopted Accounting Standards

In January 2017, the FASB issued ASU 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The amended guidance simplifies the accounting for goodwill impairment for all entities by eliminating the requirement to perform a hypothetical purchase price allocation. A goodwill impairment charge will now be recognized for the amount by which the carrying value of a reporting unit exceeds its fair value, not to exceed the carrying amount of goodwill. The Company early adopted this guidance on January 1, 2017 as its annual impairment test is performed after January 1, 2017. The adoption of this ASU is not expected to have a material impact on the Company's Consolidated Financial Statements.

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The ASU changes how companies account for certain aspects of share-based payment awards to employees, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as the classification of related matters in the statement of cash flows. The adoption of the new standard resulted in the recognition of excess tax benefits in our provision for income taxes within the Condensed Consolidated Statements of Earnings rather than paid-in capital of $3,346 for the three months ended March 31, 2017. Additionally, our Condensed Consolidated Statement of Cash Flows now present excess tax benefits as an operating activity, adjusted prospectively. Finally, the Company elected to continue to estimate forfeitures based on historical data and recognizes forfeiture compensation expense over the vesting period of the award. The Company adopted this guidance on January 1, 2017.

In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 340): Simplifying the Measurement of Inventory. Under this guidance, entities utilizing the FIFO or average cost method should measure inventory at the lower of cost or net realizable value, whereas net realizable value is defined as the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. The Company adopted this guidance on January 1, 2017. The adoption of this ASU did not have a material impact to the Company's Consolidated Financial Statements.

19. Subsequent Event

On April 5, 2017, the Company acquired Caldera Graphics S.A.S., a company with experience in the digital printing industry, for approximately €35.0 million (approximately $37.0 million). The acquisition enhances the Company's ability to serve the global digital textile printing market with its experience in developing, marketing and supporting high-quality technical software for the digital printing industry. Caldera will be included in the Printing and Identification platform within the Engineered Systems segment.

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

•
Our Fluids segment, serving the Fueling & Transport, Pumps and Hygienic & Pharma end markets, is focused on the safe handling of critical fluids across the retail fueling, chemical, hygienic, oil and gas and industrial markets. In the first quarter of 2017, we aligned our financial reporting around these key end markets to provide more detailed information after acquiring four companies in the retail fueling market in 2016.

•	Our Refrigeration & Food Equipment segment is a provider of innovative and energy efficient equipment and systems serving the commercial refrigeration and food equipment end markets.

The following table shows the percentage of total revenue and segment earnings generated by each of our four segments for the three months ended March 31, 2017 and 2016:

	Revenue		Segment Earnings
	Three Months Ended March 31,		Three Months Ended March 31,
	2017	2016	2017	2016
Energy	17.9%	17.5%	13.8%	5.9%
Engineered Systems	33.5%	35.6%	57.7%	49.5%
Fluids	28.9%	24.5%	17.4%	24.4%
Refrigeration & Food Equipment	19.7%	22.4%	11.1%	20.2%

In the first quarter of 2017, revenue of $1.8 billion increased 11.8% from $1.6 billion, as compared to the first quarter of 2016. Results were driven by organic revenue growth of 3.8%, primarily led by our Energy segment, and acquisition-related revenue growth of 11.8% due to our Fluids and Engineered Systems segments, partially offset by a revenue decline of 3.0%, due to disposed businesses, and an unfavorable impact from foreign currency translation of 0.8%.

The growth in organic revenue was primarily led by our Energy segment, in which growth of 14.9% was driven by improvement in shorter cycle U.S. oil and gas markets. Organic growth in our Refrigeration & Food Equipment segment increased 5.1%, primarily due to higher demand in the retail refrigeration market. Engineered Systems segment organic revenue increased 1.9%, reflecting continued growth in our Printing & Identification platform, and general increases in our Industrial platform with the exception of our environmental solutions business. Fluids segment organic revenue declined 2.4%, principally reflecting continued weakness in longer cycle oil and gas markets, especially transport end markets.

From a geographic perspective, the substantial majority of our geographic markets grew organically. Our U.S., Europe and China activities all improved organically year over year.

During the first quarter of 2017, we completed the sale of Performance Motorsports International ("PMI") in our Engineered Systems segment, a manufacturer of pistons and other engine related components serving the motorsports and powersports markets. Total consideration was $147.3 million for the transaction, including cash proceeds of $118.7 million. We recognized a pre-tax gain on sale of $88.4 million (net of tax gain on sale of $61.7 million) and recorded a 25% non-controlling interest at fair value as well as a note receivable.

Due to our favorable first quarter 2017 results and overall strong bookings activity, along with the net benefit from our first quarter disposition, we have increased our full-year expectations for revenue and earnings per share. We now expect full year revenue to increase approximately 11% to 13%. This forecast includes expected organic revenue growth of 4% to 6%. In total, full year earnings per share is expected to be in the range of $4.05 to $4.20.

CONSOLIDATED RESULTS OF OPERATIONS

	Three Months Ended March 31,
(dollars in thousands, except per share data)	2017	2016	% Change
Revenue	$1,813,372	$1,622,273	11.8%
Cost of goods and services	1,152,198	1,033,009	11.5%
Gross profit	661,174	589,264	12.2%
Gross profit margin	36.5%	36.3%	0.2

Selling, general and administrative expenses	485,290	443,448	9.4%
Selling, general and administrative expenses as a percent of revenue	26.8%	27.3%	(0.5)

Interest expense	36,409	33,318	9.3%
Interest income	(2,580)	(1,604)	60.8%
Gain on sale of businesses	(90,093)	(11,228)	nm*
Other income, net	176	(2,294)	nm*

Provision for income taxes	59,725	28,268	111.3%
Effective tax rate	25.7%	22.1%	3.6

Net earnings	172,247	99,356	73.4%
Net earnings per common share - diluted	$1.09	$0.64	70.3%
* nm - not meaningful

Revenue

Revenue for the three months ended March 31, 2017 increased $191.1 million, or 11.8%, from the comparable period. Results were driven by organic revenue growth of 3.8%, primarily led by our Energy segment, and acquisition-related revenue growth of 11.8% due to our Fluids and Engineered Systems segments, partially offset by a revenue decline of 3.0%, due to disposed businesses, and an unfavorable impact from foreign currency translation of 0.8%.

Gross Profit

Gross profit for the three months ended March 31, 2017 increased $71.9 million, or 12.2%, from the comparable period, consistent with the increase in revenue for the period. Gross profit margin remained flat for the three months ended March 31, 2017 from the comparable period.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended March 31, 2017 increased $41.8 million, or 9.4%, from the comparable period, reflecting the impact of acquisitions in 2016, including the related depreciation and amortization expense, as well as increased compensation costs, offset by lower restructuring charges. As a percentage of revenue, selling, general and administrative expenses remained relatively flat for the three months ended March 31, 2017 from the comparable period.

Non-Operating Items

Interest expense

Interest expense for the three months ended March 31, 2017 increased $3.1 million, or 9.3%, from the comparable period. This increase was primarily due to interest expense on the €600.0 million notes issued in the fourth quarter of 2016.

Gain on sale of businesses

Gain on sale of businesses of $90,093 for the three months ended March 31, 2017 is due to the sale of PMI in which we recognized a gain on sale of $88,402, as well as a working capital adjustment for our sale of Tipper Tie in the fourth quarter of 2016. Gain on sale of businesses of $11,228 for the three months ended March 31, 2016 is due to the sale of Texas Hydraulics.

Income Taxes

The effective tax rates for the three months ended March 31, 2017 and 2016 were 25.7% and 22.1%, respectively. The increase in the effective tax rate for the three months ended March 31, 2017 relative to the prior comparable period is principally due to the larger benefit from the discrete items in 2016 compared to 2017.

The discrete items for the three months ended March 31, 2017 primarily resulted from the gain on the sale of PMI. The discrete items for the three months ended March 31, 2016 principally resulted from the impact on deferred tax balances of a tax rate reduction in a non-US jurisdiction.

Dover and its subsidiaries file tax returns in the U.S., including various state and local returns, and in other foreign jurisdictions.  We believe adequate provision has been made for all income tax uncertainties. The Company is routinely audited by taxing authorities in its filing jurisdictions, and a number of these audits are currently underway. The Company believes that within the next twelve months uncertain tax positions may be resolved and statutes of limitations will expire, which could result in a decrease in the gross amount of unrecognized tax benefits of approximately zero to $17.9 million.

Net Earnings

Net earnings for the three months ended March 31, 2017 increased 73.4% to $172.2 million, or $1.09 diluted earnings per share from $99.4 million, or $0.64 diluted earnings per share. The increase in earnings is primarily due to the gain on sale of PMI, which was $61.7 million, net of tax, or $0.39 diluted earnings per share, as well as an increase in revenue as a result of the improvement in the U.S. oil and gas markets and acquisitions completed in 2016.

SEGMENT RESULTS OF OPERATIONS

Energy
Our Energy segment, serving the Drilling & Production, Bearings & Compression and Automation end markets, is a provider of customer-driven solutions and services for safe and efficient production and processing of fuels worldwide and has a strong presence in the bearings and compression components and automation markets.

	Three Months Ended March 31,
(dollars in thousands)	2017	2016	% Change
Revenue:
Drilling & Production	$215,457	$188,360	14.4%
Bearings & Compression	72,561	64,444	12.6%
Automation	36,070	30,426	18.5%
Total	$324,088	$283,230	14.4%

Segment earnings	$41,691	$11,244	270.8%
Segment margin	12.9%	4.0%

Segment EBITDA	$73,056	$45,404	60.9%
Segment EBITDA margin	22.5%	16.0%

Other measures:
Depreciation and amortization	$31,365	$34,160	(8.2)%
Bookings	348,317	273,445	27.4%
Backlog	156,255	144,828	7.9%

Components of revenue growth:
Organic growth			14.9%
Foreign currency translation			(0.5)%
			14.4%

First Quarter 2017 Compared to the First Quarter 2016

Energy revenue increased $40.9 million, or 14.4%, in the first quarter of 2017 as compared to the first quarter of 2016, comprised of organic revenue growth of 14.9%, partially offset by an unfavorable impact from foreign currency translation of 0.5%. The increase is driven by improved market conditions and increases in U.S. rig count and well completions. Customer pricing has stabilized sequentially and decreased 0.6% on a year-over-year basis.

•	Drilling & Production revenue (representing 66.5% of segment revenue) increased $27.1 million, or 14.4%, as compared to the prior year quarter, due to increased U.S. rig count and well completions.

•
Bearings & Compression revenue (representing 22.4% of segment revenue) increased $8.1 million, or 12.6%, as compared to the prior year quarter, as a result of increased original equipment manufacturer (OEM) demand.

•
Automation revenue (representing 11.1% of segment revenue) increased $5.6 million, or 18.5%, as compared to the prior year quarter. This increase was driven by higher demand from well service and exploration and production companies.

Segment earnings increased $30.4 million, or 270.8%, as compared to the prior year quarter, primarily driven by higher volume across our business and a reduction in restructuring expenses of $6.2 million to $0.2 million during the first quarter of 2017 from $6.4 million for the prior year quarter. Segment margin increased from 4.0% to 12.9%, as compared to the prior year quarter, mainly due to strong conversion on increased volumes.

Bookings for the first quarter of 2017 increased 27.4% from the prior year quarter, reflecting the impact of market strength. Book-to-bill was 1.07.

Engineered Systems
Our Engineered Systems segment is comprised of two platforms, Printing & Identification and Industrials, and is focused on the design, manufacture and service of critical equipment and components serving the fast-moving consumer goods, digital textile printing, vehicle service, environmental solutions and industrial end markets.

	Three Months Ended March 31,
(dollars in thousands)	2017	2016	% Change
Revenue:
Printing & Identification	$249,238	$239,681	4.0%
Industrials	358,397	337,314	6.3%
Total	$607,635	$576,995	5.3%

Segment earnings (1)	$174,398	$93,748	86.0%
Segment margin (1)	28.7%	16.2%

Segment EBITDA (2)	$193,973	$109,784	76.7%
Segment EBITDA margin (2)	31.9%	19.0%

Other measures:
Depreciation and amortization	$19,575	$16,036	22.1%

Bookings:
Printing & Identification	$256,665	$242,569	5.8%
Industrials	419,455	329,957	27.1%
	$676,120	$572,526	18.1%
Backlog:
Printing & Identification	$109,347	$102,640	6.5%
Industrials	310,008	235,384	31.7%
	$419,355	$338,024	24.1%

Components of revenue growth:
Organic growth			1.9%
Acquisitions			8.7%
Dispositions			(4.2)%
Foreign currency translation			(1.1)%
			5.3%
(1) Excluding gain on sale of businesses, segment earnings was $86.0 million and $82.5 million for the three months ended March 31, 2017 and 2016, respectively. Segment margin was 14.2% and 14.3% for the three months ended March 31, 2017 and 2016, respectively.
(2) Excluding gain on sale of businesses, segment EBITDA was $105.6 million and $98.6 million for the three months ended March 31, 2017 and 2016, respectively. Segment EBITDA margin was 17.4% and 17.1% for the three months ended March 31, 2017 and 2016, respectively.

First Quarter 2017 Compared to the First Quarter 2016

Engineered Systems revenue for the first quarter of 2017 increased $30.6 million, or 5.3%, as compared to the first quarter of 2016, primarily driven by organic growth of 1.9% and acquisition-related growth of 8.7% due to Alliance Wireless Technologies, Inc. ("AWTI") in the third quarter of 2016 and Ravaglioli S.p.A. Group ("RAV") in the fourth quarter of 2016. This growth was partially offset by a 4.2% impact from two dispositions and an unfavorable impact from foreign currency translation of 1.1%. Customer pricing did not have a significant impact to revenue in the first quarter of 2017.

•
Printing & Identification revenue (representing 41.0% of segment revenue) increased $9.6 million, or 4.0%, as compared to the prior year quarter. The growth in organic revenue of 5.4% was partially offset by an unfavorable impact from foreign currency translation of 1.4%. Organic revenue growth was primarily driven by strong activity in our global marking and coding and digital printing businesses.

•
Industrials revenue (representing 59.0% of segment revenue) increased $21.1 million, or 6.3%, as compared to the prior year quarter. The increase was due to acquisition-related growth of 14.8% from AWTI and RAV. This increase was partially offset by organic decline of 0.6%, the impact of dispositions of 7.2%, and an unfavorable impact of foreign currency translation of 0.8%. The organic revenue decline was primarily driven by reduced shipments in our environmental solutions business primarily reflecting chassis availability issues. This decrease was partially offset by strong growth in our vehicle service business and general industrial markets.

Engineered Systems segment earnings increased $80.7 million, or 86.0%, as compared to the prior year quarter, driven by gain on sale of businesses. Excluding the gains, segment earnings increased $3.5 million, or 4.2%, due to strong activity in our global marking and coding and digital printing businesses and growth in the vehicle service business. Segment margin also increased primarily due to the gain on sale of businesses. Excluding the gains, margin remained relatively flat.

Bookings for our Industrials platform increased 27.1%, compared to the prior year quarter, due to acquisition-related growth and broad-based organic gains. Our Printing & Identification bookings increased 5.8% compared to the prior year quarter, due to strong activity in our global marking and coding and digital printing businesses. Segment book-to-bill was 1.11.

Fluids
Our Fluids segment, serving the Fueling & Transport, Pumps and Hygienic & Pharma end markets, is focused on the safe handling of critical fluids across the retail fueling, chemical, hygienic, oil and gas and industrial markets. In the first quarter of 2017, we aligned our financial reporting around these key end markets to provide more detailed information after acquiring four companies in the retail fueling market in 2016.

	Three Months Ended March 31,
(dollars in thousands)	2017	2016	% Change
Revenue:
Fueling & Transport	$316,101	$186,598	69.4%
Pumps	150,831	156,600	(3.7)%
Hygienic & Pharma	58,263	55,864	4.3%
	$525,195	$399,062	31.6%

Segment earnings	$52,639	$46,047	14.3%
Segment margin	10.0%	11.5%

Segment EBITDA	$81,142	$66,558	21.9%
Segment EBITDA margin	15.4%	16.7%

Other measures:
Depreciation and amortization	$28,503	$20,511	39.0%
Bookings	565,987	418,345	35.3%
Backlog	371,717	286,457	29.8%

Components of revenue growth:
Organic decline			(2.4)%
Acquisitions			35.4%
Foreign currency translation			(1.4)%
			31.6%

First Quarter 2017 Compared to the First Quarter 2016

Fluids revenue for the first quarter of 2017 increased $126.1 million, or 31.6%, comprised of acquisition-related growth of 35.4% partially offset by organic decline of 2.4% and an unfavorable impact from foreign currency translation of 1.4%. Customer pricing unfavorably impacted revenue by approximately 0.2% in the first quarter of 2017.

•
Fueling & Transport revenue (representing 60.2% of segment revenue) increased $129.5 million, or 69.4%, as compared to the prior year quarter, primarily driven by recent acquisitions, principally Wayne Fueling Systems Ltd., and improving European retail fueling markets, offset, in part, by weak transport markets.

•
Pumps revenue (representing 28.7% of segment revenue) decreased $5.8 million, or 3.7%, as compared to the prior year quarter, largely reflecting continued weakness in upstream oil and gas markets and unfavorable foreign currency translation.

•
Hygienic & Pharma revenue (representing 11.1% of segment revenue) increased $2.4 million, or 4.3%, as compared to the prior year quarter. This revenue increase was driven by new product development and underlying market growth.

Fluids segment earnings increased $6.6 million, or 14.3%, over the prior year quarter, largely driven by acquisitions. Segment margin decreased 150 basis points primarily as a result of business mix and restructuring charges incurred to achieve operational synergies.

Overall bookings increased 35.3% as compared to the prior year quarter, primarily driven by the aforementioned acquisitions. Book to bill was 1.08.

Refrigeration & Food Equipment
Our Refrigeration & Food Equipment segment is a provider of innovative and energy efficient equipment and systems serving the commercial refrigeration and food equipment end markets.

	Three Months Ended March 31,
(dollars in thousands)	2017	2016	% Change
Revenue:
Refrigeration	$298,799	$279,290	7.0%
Food Equipment	58,035	83,962	(30.9)%
Total	$356,834	$363,252	(1.8)%

Segment earnings	$33,562	$38,161	(12.1)%
Segment margin	9.4%	10.5%

Segment EBITDA	$48,597	$54,889	(11.5)%
Segment EBITDA margin	13.6%	15.1%

Other measures:
Depreciation and amortization	$15,035	$16,728	(10.1)%
Bookings	438,576	411,367	6.6%
Backlog	341,530	303,479	12.5%

Components of revenue decline:
Organic growth			5.1%
Dispositions			(6.5)%
Foreign currency translation			(0.4)%
			(1.8)%

First Quarter 2017 Compared to the First Quarter 2016

Refrigeration & Food Equipment revenue decreased $6.4 million, or 1.8%, as compared to the first quarter of 2016, primarily driven by the impact from the disposition of Tipper Tie of 6.5% and an unfavorable foreign currency translation of 0.4%, offset, in part, by organic revenue growth of 5.1%. Customer pricing favorably impacted revenue by approximately 0.3% in the first quarter of 2017.

•
Refrigeration revenue (representing 83.7% of segment revenue) increased $19.5 million, or 7.0%, as compared to the prior year quarter, primarily driven by higher demand for energy efficient commercial refrigerated cases and specialty cases.

•
Food Equipment revenue (representing 16.3% of segment revenue) decreased $25.9 million, or 30.9%, as compared to the prior year quarter, primarily driven by the disposition of Tipper Tie at the end of 2016 and project timing in can-shaping equipment.

Refrigeration & Food Equipment segment earnings decreased $4.6 million, or 12.1%, as compared to the first quarter of 2016 reflecting the impact of a disposition and approximately $1.5 million in restructuring charges. Segment margin declined from 10.5% to 9.4% primarily as a result of business mix.
First quarter 2017 bookings increased 6.6% from the prior year comparable quarter, reflecting broad-based order rate growth. Book to bill for the first quarter of 2017 was 1.23, reflecting better than normal seasonality.

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

Cash Flow Summary

The following table is derived from our unaudited Condensed Consolidated Statements of Cash Flows:

	Three Months Ended March 31,
Cash Flows from Operations (in thousands)	2017	2016
Net Cash Flows Provided By (Used In):
Operating activities	$78,071	$133,413
Investing activities	81,780	(425,857)
Financing activities	(93,293)	178,507

Operating Activities

Cash provided by operating activities for the three months ended March 31, 2017 decreased approximately $55.3 million compared to the comparable period in 2016. This decrease was primarily the result of higher working capital, in particular, higher inventory in anticipation of strong volume for the balance of the year as well as higher accounts receivable due to strong sales in the first quarter of 2017, partially offset by an increase in accounts payable.

We believe adjusted working capital (a non-GAAP measure calculated as accounts receivable, plus inventory, less accounts payable) provides a meaningful measure of our operational results by showing changes caused solely by revenue. Adjusted working capital from December 31, 2016 to March 31, 2017 increased $55.5 million in 2017, or 4.2%, to $1.4 billion, which reflected an increase of $71.7 million in inventory and an increase of $34.2 million in accounts receivable, offset by an increase in accounts payable of $50.4 million.

Investing Activities

Cash provided by or used in investing activities generally results from cash outflows for capital expenditures and acquisitions, offset by proceeds from sales of businesses and property, plant and equipment. For the three months ended March 31, 2017, we generated cash through investing activities of $81.8 million as compared to cash used of $425.9 million for the same period in 2016, driven mainly by the following factors:

•
Proceeds from sale of businesses: For the three months ended March 31, 2017, we generated cash of $118.7 million from the sale of PMI as well as a working capital adjustment for our sale of Tipper Tie in the fourth quarter of 2016. For the three months ended March 31, 2016, we generated cash of $47.3 million from the sale of Texas Hydraulics.

•
Acquisitions: During the three months ended March 31, 2017, we did not have any acquisitions. For the three months ended March 31, 2016, we acquired Tokheim within the Fluids segment for a net aggregate cash purchase price of approximately $436.1 million.

•
Capital spending: Our capital expenditures increased $5.0 million during the three months ended March 31, 2017 compared to the three months ended March 31, 2016. We expect full year 2017 capital expenditures to approximate 2.4% of revenue.

We anticipate that capital expenditures and any acquisitions we make through the remainder of 2017 will be funded from available cash and internally generated funds and through the issuance of commercial paper, use of established lines of credit or public or private debt or equity markets, as necessary.

Financing Activities

Our cash flow from financing activities generally relates to the use of cash for the repurchase of our common stock and payments of dividends, offset by net borrowing activity and proceeds from the exercises of stock options. For the three months ended March 31, 2017 and 2016, we used cash totaling $93.3 million and generated cash totaling $178.5 million, respectively, for financing activities, with the activity primarily attributable to the following:

•
Commercial paper and notes payable: During the three months ended March 31, 2017, we repaid $15.9 million of commercial paper. For the three months ended March 31, 2016, commercial paper and notes payable increased by $247.1 million, as we borrowed $316.4 million to fund the acquisition of Tokheim. We subsequently utilized proceeds from the sale of Texas Hydraulics and internally generated cash to pay down $61.1 million of commercial paper, net of interim period borrowings.

•
Dividend payments: Dividends paid to shareholders during the three months ended March 31, 2017 totaled $68.5 million as compared to $65.9 million during the same period in 2016. Our dividends paid per common share increased 5% to $0.44 during the three months ended March 31, 2017 compared to $0.42 during the same period in 2016.

•
Net proceeds from the exercise of share-based awards: Proceeds from the exercise of share-based awards were $2.2 million during the three months ended March 31, 2016. With the adoption of Accounting Standards Update 2016-09, Compensation - Stock Compensation (Topic 718), this activity is reflected in operating activities for the three months ended March 31, 2017, and we have elected to reflect this cash flow presentation prospectively. Payments to settle tax obligations on these exercises increased $4.0 million compared to the prior year quarter.

Liquidity and Capital Resources

Free Cash Flow

In addition to measuring our cash flow generation and usage based upon the operating, investing and financing classifications included in the unaudited Condensed Consolidated Statements of Cash Flows, we also measure free cash flow (a non-GAAP measure) which represents net cash provided by operating activities minus capital expenditures as set forth in the unaudited Condensed Consolidated Statements of Cash Flows. We believe that free cash flow is an important measure of operating performance because it provides management and investors a measurement of cash generated from operations that is available for mandatory payment obligations and investment opportunities, such as funding acquisitions, paying dividends, repaying debt and repurchasing our common stock.

The following table reconciles our free cash flow to cash flow provided by operating activities:

	Three Months Ended March 31,
Free Cash Flow (dollars in thousands)	2017	2016
Cash flow provided by operating activities	$78,071	$133,413
Less: Capital expenditures	(42,259)	(37,230)
Free cash flow	$35,812	$96,183

Free cash flow as a percentage of revenue	2.0%	5.9%

Free cash flow as a percentage of net earnings	20.8%	96.8%

For the three months ended March 31, 2017, we generated free cash flow of $35.8 million, representing 2.0% of revenue and 20.8% of net earnings. Free cash flow in the first quarter of 2017 decreased $60.4 million compared to the prior year quarter, primarily due to lower cash flow provided by operations as a result of higher working capital, as previously noted, as well as higher capital expenditures. Based on historical performance, we are targeting to generate free cash flow of approximately 11% of revenue for the full year 2017.

Capitalization

We use commercial paper borrowings for general corporate purposes, including the funding of acquisitions and the repurchase of our common stock. We maintain a $1.0 billion, five-year, unsecured committed revolving credit facility (the "Credit Agreement") with a syndicate of banks which will expire on November 10, 2020. The Credit Agreement is used primarily as liquidity back-up for our commercial paper program. We have not drawn down any loans under the facility nor do we anticipate doing so. Under the Credit Agreement, we are required to pay a facility fee and to maintain an interest coverage ratio of consolidated EBITDA to consolidated net interest expense of not less than 3.0 to 1.0. We were in compliance with this covenant and our other long-term debt covenants at March 31, 2017 and had a coverage ratio of 10.1 to 1.0. We are not aware of any potential impairment to our liquidity and expect to remain in compliance with all of our debt covenants.

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

At March 31, 2017, our cash and cash equivalents totaled $415.5 million, of which $381.2 million was held outside the United States. Cash and cash equivalents are invested in highly liquid investment-grade money market instruments and bank deposits with maturities of three months or less. We regularly invest cash in excess of near-term requirements in money market instruments or short-term investments, which consist of investment grade time deposits with original maturity dates at the time of purchase of no greater than three months.

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

Net Debt to Net Capitalization Ratio (dollars in thousands)	March 31, 2017	December 31, 2016
Current maturities of long-term debt	$357,126	$6,950
Commercial paper	391,300	407,600
Notes payable and current maturities of long-term debt	748,426	414,550
Long-term debt	2,887,962	3,206,637
Total debt	3,636,388	3,621,187
Less: Cash and cash equivalents	(415,530)	(349,146)
Net debt	3,220,858	3,272,041
Add: Stockholders' equity	3,953,415	3,799,746
Net capitalization	$7,174,273	$7,071,787
Net debt to net capitalization	44.9%	46.3%

Our net debt to net capitalization ratio decreased to 44.9% at March 31, 2017 from 46.3% at December 31, 2016. The decrease in this ratio was driven primarily by the $102.5 million increase in our net capitalization as a result of $172.2 million of current earnings offset by $66.4 million higher cash and cash equivalents.

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

Recent Accounting Standards

See Part 1, Notes to Unaudited Condensed Consolidated Financial Statements, Note 18 — Recent Accounting Pronouncements.  The adoption of recent accounting standards as included in Note 18 — Recent Accounting Pronouncements in the unaudited Condensed Consolidated Financial Statements has not had and is not expected to have a significant impact on our revenue, earnings or liquidity.

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

Non-GAAP Disclosures
In an effort to provide investors with additional information regarding our results as determined by GAAP, we also disclose non-GAAP information that we believe provides useful information to investors. Segment EBITDA, segment EBITDA margin, free cash flow, net debt, net capitalization, the net debt to net capitalization ratio, adjusted working capital and organic revenue growth are not financial measures under GAAP and should not be considered as a substitute for cash flows from operating activities, debt or equity, earnings, revenue or working capital as determined in accordance with GAAP, and they may not be comparable to similarly titled measures reported by other companies. We believe that segment EBITDA and segment EBITDA margin are useful to investors and other users of our financial information in evaluating ongoing operating profitability as they exclude the depreciation and amortization expense related primarily to capital expenditures and acquisitions that occurred in prior years, as well as in evaluating operating performance in relation to our competitors. Segment EBITDA is calculated by adding back depreciation and amortization expense to segment earnings, which is the most directly comparable GAAP measure. We do not present segment net income because corporate expenses are not allocated at a segment level. Segment EBITDA margin is calculated as segment EBITDA divided by segment revenue.
We believe the net debt to net capitalization ratio and free cash flow are important measures of liquidity. Net debt to net capitalization is helpful in evaluating our capital structure and the amount of leverage we employ. Free cash flow provides both management and investors a measurement of cash generated from operations that is available to fund acquisitions, pay dividends, repay debt and repurchase our common stock. Reconciliations of free cash flow, net debt and net capitalization can be found above in this Item 2, MD&A. We believe that reporting adjusted working capital, which is calculated as accounts receivable, plus inventory, less accounts payable, provides a meaningful measure of our operational results by showing the changes caused solely by revenue. We believe that reporting organic revenue and organic revenue growth, which exclude the impact of foreign currency exchange rates and the impact of acquisitions and divestitures, provides a useful comparison of our revenue performance and trends between periods.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There has been no significant change in our exposure to market risk during the three months ended March 31, 2017. For a discussion of our exposure to market risk, refer to Item 7A, "Quantitative and Qualitative Disclosures about Market Risk," contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 ("Form 10-K").

Item 4. Controls and Procedures

At the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2017.

During the first quarter of 2017, the Company transitioned certain business service activities into our shared service center resulting in a change to our processes and control environment. There were no other changes in the Company’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

See Part I, Notes to unaudited Condensed Consolidated Financial Statements, Note 12 — Commitments and Contingent Liabilities.

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in our Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable.

(b)	Not applicable.

(c)
In January 2015, the Board of Directors approved a new standing share repurchase authorization, whereby the Company may repurchase up to 15,000,000 shares of its common stock over the following three years. No repurchases were made in the first quarter of 2017. As of March 31, 2017, the number of shares still available for repurchase under the January 2015 share repurchase authorization was 6,771,458.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

10.1	Form of 2017 award grant letter for SSAR grants made under the Dover Corporation 2012 Equity and Cash Incentive Plan.*

10.2	Form of 2017 award grant letter for cash performance grants made under the Dover Corporation 2012 Equity and Cash Incentive Plan.*

10.3	Form of 2017 award grant letter for performance share grants made under the Dover Corporation 2012 Equity and Cash Incentive Plan.*

10.4	Form of 2017 award grant letter for RSU grants made under the Dover Corporation 2012 Equity and Cash Incentive Plan.*

31.1	Certificate pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, signed and dated by Brad M. Cerepak.

31.2	Certificate pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, signed and dated by Robert A. Livingston.

32	Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed and dated by Robert A. Livingston and Brad M. Cerepak.

101
The following materials from Dover Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 formatted in XBRL (eXtensible Business Reporting Language):  (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Statements of Comprehensive Earnings, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statement of Stockholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements.

* Executive compensation plan or arrangement

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

DOVER CORPORATION

Date:	April 20, 2017	/s/ Brad M. Cerepak
Brad M. Cerepak
Senior Vice President & Chief Financial Officer
(Principal Financial Officer & Principal Accounting Officer)

EXHIBIT INDEX

10.1	Form of 2017 award grant letter for SSAR grants made under the Dover Corporation 2012 Equity and Cash Incentive Plan.*

10.2	Form of 2017 award grant letter for cash performance grants made under the Dover Corporation 2012 Equity and Cash Incentive Plan.*

10.3	Form of 2017 award grant letter for performance share grants made under the Dover Corporation 2012 Equity and Cash Incentive Plan.*

10.4	Form of 2017 award grant letter for RSU grants made under the Dover Corporation 2012 Equity and Cash Incentive Plan.*

31.1	Certificate pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, signed and dated by Brad M. Cerepak.

31.2	Certificate pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, signed and dated by Robert A. Livingston.

32	Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed and dated by Robert A. Livingston and Brad M. Cerepak.

101
The following materials from Dover Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 formatted in XBRL (eXtensible Business Reporting Language):  (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Statements of Comprehensive Earnings, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statement of Stockholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements.

* Executive compensation plan or arrangement