Form 10-Q
period 2017-06-30
DOVER Corp
filed 2017-07-20
CIK 29905

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

or

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

The number of shares outstanding of the Registrant’s common stock as of July 13, 2017 was 155,734,275.

Dover Corporation
Form 10-Q

Item 1. Financial Statements

DOVER CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenue	$1,993,351	$1,686,345	$3,806,723	$3,308,618
Cost of goods and services	1,243,905	1,055,132	2,396,103	2,088,141
Gross profit	749,446	631,213	1,410,620	1,220,477
Selling, general and administrative expenses	484,046	437,411	969,336	880,859
Operating earnings	265,400	193,802	441,284	339,618
Interest expense	36,932	33,779	73,341	67,097
Interest income	(2,338)	(1,622)	(4,918)	(3,226)
Gain on sale of businesses	—	(801)	(90,093)	(12,029)
Other expense (income), net	15	(2,053)	191	(4,347)
Earnings before provision for income taxes	230,791	164,499	462,763	292,123
Provision for income taxes	66,733	46,209	126,458	74,477
Net earnings	$164,058	$118,290	$336,305	$217,646
Net earnings per share:
Basic	$1.05	$0.76	$2.16	$1.40
Diluted	$1.04	$0.76	$2.14	$1.39
Weighted average shares outstanding:
Basic	155,703	155,180	155,622	155,122
Diluted	157,513	156,595	157,457	156,414
Dividends paid per common share	$0.44	$0.42	$0.88	$0.84

See Notes to Condensed Consolidated Financial Statements

DOVER CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net earnings	$164,058	$118,290	$336,305	$217,646
Other comprehensive earnings (loss), net of tax
Foreign currency translation adjustments:
Foreign currency translation gains (losses) during period	26,174	(41,992)	66,071	(33,223)
Reclassification of foreign currency translation losses to earnings upon sale of subsidiaries	—	—	3,875	—
Total foreign currency translation adjustments	26,174	(41,992)	69,946	(33,223)
Pension and other post-retirement benefit plans:
Amortization of actuarial losses included in net periodic pension cost	1,353	1,416	2,691	2,825
Amortization of prior service costs included in net periodic pension cost	702	1,040	1,404	2,081
Total pension and other post-retirement benefit plans	2,055	2,456	4,095	4,906
Changes in fair value of cash flow hedges:
Unrealized net (losses) arising during period	(1,876)	(162)	(1,798)	(211)
Net losses (gains) reclassified into earnings	159	213	(58)	166
Total cash flow hedges	(1,717)	51	(1,856)	(45)
Other	(578)	(448)	(241)	1,392
Other comprehensive earnings (loss)	25,934	(39,933)	71,944	(26,970)
Comprehensive earnings	$189,992	$78,357	$408,249	$190,676

See Notes to Condensed Consolidated Financial Statements

DOVER CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	June 30, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$301,588	$349,146
Receivables, net of allowances of $33,176 and $22,015	1,395,745	1,265,201
Inventories	962,070	870,487
Prepaid and other current assets	100,181	104,357
Total current assets	2,759,584	2,589,191
Property, plant and equipment, net	978,621	945,670
Goodwill	4,564,266	4,562,677
Intangible assets, net	1,757,675	1,802,923
Other assets and deferred charges	232,277	215,530
Total assets	$10,292,423	$10,115,991
Liabilities and Stockholders' Equity
Current liabilities:
Notes payable and current maturities of long-term debt	$606,965	$414,550
Accounts payable	954,115	830,318
Accrued compensation and employee benefits	211,728	226,440
Accrued insurance	106,186	96,062
Other accrued expenses	322,347	332,595
Federal and other income taxes	14,005	40,353
Total current liabilities	2,215,346	1,940,318
Long-term debt	2,925,472	3,206,637
Deferred income taxes	630,079	710,173
Other liabilities	449,092	459,117
Stockholders' equity:
Total stockholders' equity	4,072,434	3,799,746
Total liabilities and stockholders' equity	$10,292,423	$10,115,991

See Notes to Condensed Consolidated Financial Statements

DOVER CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)
(Unaudited)

	Common Stock $1 Par Value	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balance at December 31, 2016	$256,538	$946,755	$(4,972,016)	$7,927,795	$(359,326)	$3,799,746
Net earnings	—	—	—	336,305	—	336,305
Dividends paid	—	—	—	(137,182)	—	(137,182)
Common stock issued for the exercise of share-based awards	308	(12,336)	—	—	—	(12,028)
Share-based compensation expense	—	17,469	—	—	—	17,469
Other comprehensive earnings, net of tax	—	—	—	—	71,944	71,944
Other, net	—	(3,820)	—	—	—	(3,820)
Balance at June 30, 2017	$256,846	$948,068	$(4,972,016)	$8,126,918	$(287,382)	$4,072,434

See Notes to Condensed Consolidated Financial Statements

DOVER CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2017	2016
Operating Activities:
Net earnings	$336,305	$217,646
Adjustments to reconcile net earnings to cash from operating activities:
Depreciation and amortization	193,016	176,698
Stock-based compensation expense	17,469	14,360
Gain on sale of assets	(910)	(1,530)
Gain on sale of businesses	(90,093)	(11,228)
Cash effect of changes in assets and liabilities:
Accounts receivable, net	(106,927)	429
Inventories	(93,132)	(16,429)
Prepaid expenses and other assets	(7,238)	(5,449)
Accounts payable	97,677	5,377
Accrued compensation and employee benefits	(21,399)	(42,534)
Accrued expenses and other liabilities	(38,169)	16,135
Accrued and deferred taxes, net	(28,420)	11,746
Other, net	(24,231)	(23,940)
Net cash provided by operating activities	233,948	341,281
Investing Activities:
Additions to property, plant and equipment	(90,594)	(72,652)
Acquisitions, net of cash and cash equivalents acquired	(25,568)	(475,236)
Proceeds from sale of property, plant and equipment	4,479	5,804
Proceeds from sale of businesses	121,175	47,300
Other	21,151	(488)
Net cash provided by (used in) investing activities	30,643	(495,272)
Financing Activities:
Proceeds from exercise of share-based awards, including tax benefits	—	3,966
Change in commercial paper and notes payable	(157,444)	185,556
Dividends paid to stockholders	(137,182)	(131,253)
Payments to settle employee tax obligations on exercise of share-based awards	(12,028)	(7,440)
Other	(2,912)	—
Net cash (used in) provided by financing activities	(309,566)	50,829
Effect of exchange rate changes on cash and cash equivalents	(2,583)	(3,883)
Net decrease in cash and cash equivalents	(47,558)	(107,045)
Cash and cash equivalents at beginning of period	349,146	362,185
Cash and cash equivalents at end of period	$301,588	$255,140

See Notes to Condensed Consolidated Financial Statements

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated) (Unaudited)

1. Basis of Presentation

The accompanying unaudited interim Condensed Consolidated Financial Statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") for interim periods and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America ("GAAP") for complete financial statements. These unaudited interim Condensed Consolidated Financial Statements should therefore be read in conjunction with the Consolidated Financial Statements and Notes for Dover Corporation ("Dover" or the "Company") for the year ended December 31, 2016, included in the Company's Annual Report on Form 10-K filed with the SEC on February 10, 2017. The year end Condensed Consolidated Balance Sheet was derived from audited financial statements. Certain amounts in the prior year have been reclassified to conform to the current year presentation.

The accompanying unaudited interim Condensed Consolidated Financial Statements have been prepared in accordance with U.S. GAAP, which requires management to make estimates and assumptions that affect amounts reported in the Condensed Consolidated Financial Statements and accompanying disclosures. Although these estimates are based on management’s best knowledge of current events and actions that the Company may undertake in the future, actual results may differ from those estimates. The Condensed Consolidated Financial Statements reflect all adjustments of a normal, recurring nature that are, in the opinion of management, necessary for a fair statement of results for these interim periods. The results of operations of any interim period are not necessarily indicative of the results of operations for the full year.

2. Acquisitions

2017 Acquisitions

On April 5, 2017, the Company purchased 100% of the voting stock of Caldera Graphics S.A.S. ("Caldera") within the Engineered Systems segment for $32,680, net of cash acquired and including contingent consideration. In connection with this acquisition, the Company recorded goodwill of $24,649 and intangible assets of $8,169, primarily related to customer intangibles. The goodwill is non-deductible for U.S. federal income tax purposes. The intangible assets are being amortized over 7 to 15 years. The pro forma effects of this acquisition on the Company’s operations are disclosed in this footnote.

2016 Acquisitions

During the six months ended June 30, 2016, the Company acquired three business within the Fluids segment for $475,236, net of cash. The Company recorded goodwill of $301,577 and intangible assets of $192,065, primarily related to customer intangibles. The goodwill is non-deductible for U.S. federal income tax purposes. The intangible assets are being amortized over 10 to 15 years.

The goodwill identified by these acquisitions reflect the benefits expected to be derived from product line expansion and operational synergies.

The Company has substantially completed the purchase price allocations for the 2017 and 2016 acquisitions. As additional information is obtained about these assets and liabilities within the measurement period (not to exceed one year from the date of acquisition), the Company will refine its estimates of fair value to allocate the purchase price more accurately. Purchase price allocation adjustments may arise through working capital adjustments, asset appraisals or to reflect additional facts and circumstances in existence as of the acquisition date. Identified measurement period adjustments will be recorded, including any related impacts to net earnings, in the reporting period in which the adjustments are determined and may be significant. See Note 6 — Goodwill and Other Intangible Assets for purchase price adjustments.

Pro Forma Information

The following unaudited pro forma information illustrates the impact of 2017 and 2016 acquisitions on the Company’s revenue and earnings from operations for the three and six months ended June 30, 2017 and 2016, respectively. In 2016, the Company acquired six businesses in separate transactions for total net consideration of $1,562 million. During the measurement period, we recorded working capital adjustments which resulted in final net cash consideration of $1,554 million.

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated) (Unaudited)

The pro forma information assumes that the 2017 and 2016 acquisitions had taken place at the beginning of the prior year. Pro forma earnings are also adjusted to reflect the comparable impact of additional depreciation and amortization expense, net of tax, resulting from the fair value measurement of tangible and intangible assets relating to the year of acquisition.

The proforma effects for the three and six months ended June 30, 2017 and 2016 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenue:
As reported	$1,993,351	$1,686,345	$3,806,723	$3,308,618
Pro forma	1,993,483	1,877,659	3,809,834	3,698,831
Earnings:
As reported	$164,058	$118,290	$336,305	$217,646
Pro forma	164,209	124,926	336,756	235,219
Basic earnings per share:
As reported	$1.05	$0.76	$2.16	$1.40
Pro forma	1.05	0.81	2.16	1.52
Diluted earnings per share:
As reported	$1.04	$0.76	$2.14	$1.39
Pro forma	1.04	0.80	2.14	1.50

3. Disposed Operations

On February 14, 2017, the Company completed the sale of Performance Motorsports International ("PMI"), a wholly owned subsidiary of the Company that manufactures pistons and other engine related components serving the motorsports and powersports markets. Total consideration was $147,313 for the transaction, including cash proceeds of $118,706. We recognized a gain on sale of $88,402 for the six months ended June 30, 2017 within the Condensed Consolidated Statements of Earnings and recorded a 25% equity method investment at fair value of $18,607 as well as a subordinated note receivable of $10,000.

On February 17, 2016, the Company completed the sale of Texas Hydraulics, a wholly owned subsidiary of the Company, a custom manufacturer of fluid power components. Upon disposal of the business, the Company recognized total consideration of $47,300, which resulted in a gain on sale of $11,853 included within the Condensed Consolidated Statements of Earnings for the six months ended June 30, 2016.

These disposals did not represent a strategic shift in operations and, therefore, did not qualify for presentation as discontinued operations.

4. Inventories

	June 30, 2017	December 31, 2016
Raw materials	$485,699	$428,286
Work in progress	161,840	138,652
Finished goods	437,387	409,314
Subtotal	1,084,926	976,252
Less reserves	(122,856)	(105,765)
Total	$962,070	$870,487

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated) (Unaudited)

5. Property, Plant and Equipment, net

	June 30, 2017	December 31, 2016
Land	$70,914	$68,575
Buildings and improvements	615,387	597,523
Machinery, equipment and other	1,861,665	1,802,832
Property, plant and equipment, gross	2,547,966	2,468,930
Total accumulated depreciation	(1,569,345)	(1,523,260)
Property, plant and equipment, net	$978,621	$945,670

Depreciation expense totaled $46,325 and $44,501 for the three months ended June 30, 2017 and 2016, respectively. For the six months ended June 30, 2017 and 2016, depreciation expense was $91,043 and $89,530, respectively.

6. Goodwill and Other Intangible Assets

The changes in the carrying value of goodwill by reportable operating segments were as follows:

	Engineered Systems	Fluids	Refrigeration & Food Equipment	Energy	Total
Balance at December 31, 2016	$1,567,216	$1,413,508	$536,179	$1,045,774	$4,562,677
Acquisitions	24,649	—	—	—	24,649
Purchase price adjustments	(1,299)	(41,474)	—	—	(42,773)
Disposition of business	(27,793)	—	—	—	(27,793)
Foreign currency translation	31,537	13,933	430	1,606	47,506
Balance at June 30, 2017	$1,594,310	$1,385,967	$536,609	$1,047,380	$4,564,266

The Company recognized additions of $24,649 to goodwill as a result of the Caldera acquisition discussed in Note 2 — Acquisitions. During the six months ended June 30, 2017, the Company recorded $42,773 in adjustments for goodwill related to purchase price adjustments principally for deferred tax liabilities and working capital adjustments for the 2016 acquisitions.

As noted in Note 3 — Disposed Operations, the Company completed the sale of its PMI business during the six months ended June 30, 2017. As a result of this sale, the Engineered Systems goodwill balance was reduced by $27,793.

The Company tests goodwill for impairment annually in the fourth quarter of each year and whenever events or circumstances indicate an impairment may have occurred. In the first quarter of 2017, the Company re-aligned its reporting units after acquiring four companies in the retail fueling market in 2016, increasing its reporting units from nine to ten. The Company performed the goodwill impairment test for the three reporting units within the Fluids segment impacted by the change, concluding that the fair values of the reporting units were in excess of their carrying values. Additionally, the Company has considered the economic environments in which its businesses operate, particularly those reporting units exposed to the oil and gas markets, and the long-term outlook for those businesses. The Company has determined that a triggering event has not occurred which would require impairment testing at this time.

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated) (Unaudited)

The Company’s definite-lived and indefinite-lived intangible assets by major asset class were as follows:

	June 30, 2017			December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets:
Customer intangibles	$1,988,836	$799,314	$1,189,522	$1,942,974	$718,135	$1,224,839
Trademarks	250,555	66,079	184,476	246,619	56,455	190,164
Patents	159,655	125,440	34,215	157,491	119,828	37,663
Unpatented technologies	160,239	72,921	87,318	155,752	64,648	91,104
Distributor relationships	120,915	49,480	71,435	113,463	44,914	68,549
Drawings & manuals	34,749	20,853	13,896	37,744	23,114	14,630
Other	33,120	21,967	11,153	31,632	21,184	10,448
Total	2,748,069	1,156,054	1,592,015	2,685,675	1,048,278	1,637,397
Unamortized intangible assets:
Trademarks	165,660	—	165,660	165,526	—	165,526
Total intangible assets, net	$2,913,729	$1,156,054	$1,757,675	$2,851,201	$1,048,278	$1,802,923

Amortization expense was $51,093 and $43,593 for the three months ended June 30, 2017 and 2016, respectively. For the six months ended June 30, 2017 and 2016, amortization expense was $101,973 and $87,168, respectively.

7. Restructuring Activities

The Company's restructuring charges by segment were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Engineered Systems	$755	$773	$1,819	$2,740
Fluids	1,046	2,764	4,297	7,990
Refrigeration & Food Equipment	36	52	1,549	73
Energy	6	5,610	191	12,026
Corporate	—	—	—	757
Total	$1,843	$9,199	$7,856	$23,586

These amounts are classified in the Condensed Consolidated Statements of Earnings as follows:
Cost of goods and services	$163	$4,329	$4,234	$10,180
Selling, general and administrative expenses	1,680	4,870	3,622	13,406
Total	$1,843	$9,199	$7,856	$23,586

The restructuring expenses of $1,843 and $7,856 incurred during the three and six months ended June 30, 2017, respectively, were related to restructuring programs initiated during 2017 and 2016. These programs are designed to better align the Company's costs and operations with current market conditions through targeted facility consolidations, headcount reductions and other measures to further optimize operations. The Company expects the programs currently underway to be substantially completed in the next 12 to 18 months.

The $1,843 of restructuring charges incurred during the second quarter of 2017 primarily included the following items:

•	The Engineered Systems segment recorded $755 of restructuring charges related to headcount reductions primarily within the Printing and Identification platform.

•	The Fluids segment recorded $1,046 of restructuring charges principally related to headcount reductions and facility consolidations primarily within its Fueling & Transport businesses.

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated) (Unaudited)

The Company’s severance and exit accrual activities were as follows:

	Severance	Exit	Total
Balance at December 31, 2016	$10,908	$1,439	$12,347
Restructuring charges	6,351	1,505	7,856
Payments	(10,382)	(1,386)	(11,768)
Foreign currency translation	408	53	461
Other, including write-offs of fixed assets	(458)	265	(193)
Balance at June 30, 2017	$6,827	$1,876	$8,703

8. Borrowings

Borrowings consisted of the following:

	June 30, 2017	December 31, 2016
Short-term
Current portion of long-term debt and short-term borrowings	$353,065	$6,950
Commercial paper	253,900	407,600
Notes payable and current maturities of long-term debt	$606,965	$414,550

		Carrying amount (1)
	Principal	June 30, 2017	December 31, 2016
Long-term
5.45% 10-year notes due March 15, 2018	$350,000	$349,721	$349,502
2.125% 7-year notes due December 1, 2020 (euro-denominated)	€300,000	334,173	311,851
4.30% 10-year notes due March 1, 2021	$450,000	448,647	448,458
3.150% 10-year notes due November 15, 2025	$400,000	394,358	394,042
1.25% 10-year notes due November 9, 2026 (euro-denominated)	€600,000	660,931	616,893
6.65% 30-year debentures due June 1, 2028	$200,000	198,904	198,830
5.375% 30-year debentures due October 15, 2035	$300,000	295,436	295,316
6.60% 30-year notes due March 15, 2038	$250,000	247,657	247,593
5.375% 30-year notes due March 1, 2041	$350,000	343,462	343,323
Other		3,021	1,969
Total debt		3,276,310	3,207,777
Less long-term debt current portion		(350,838)	(1,140)
Net long-term debt		$2,925,472	$3,206,637
(1) Carrying amount is net of unamortized debt discount and deferred debt issuance costs. Total unamortized debt discounts were
$18.0 million and $18.8 million as of June 30, 2017 and December 31, 2016, respectively. Total deferred debt issuance costs were $15.9 million and $16.5 million as of June 30, 2017 and December 31, 2016, respectively.

On March 15, 2018, the outstanding 5.45% notes with a principal value of $350.0 million will mature. These notes have been classified as a current maturity of long-term debt as of June 30, 2017.

The Company maintains a $1.0 billion five-year unsecured revolving credit facility (the "Credit Agreement") with a syndicate of banks which expires on November 10, 2020. The Company was in compliance with all covenants in the Credit Agreement and other long-term debt covenants at June 30, 2017 and had a coverage ratio of 10.4 to 1.0. The Company primarily uses the Credit Agreement as liquidity back-up for its commercial paper program and has not drawn down any loans under the facility and does not anticipate doing so. The Company generally uses commercial paper borrowings for general corporate purposes, funding of acquisitions and repurchases of its common stock.

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated) (Unaudited)

As of June 30, 2017, the Company had approximately $136,066 outstanding in letters of credit and performance and other guarantees which expire on various dates in 2017 through 2039. These letters of credit are primarily maintained as security for insurance, warranty and other performance obligations. In general, we would only be liable for the amount of these guarantees in the event of default in the performance of our obligations, the probability of which we believe is remote.

9. Financial Instruments

Derivatives

The Company is exposed to market risk for changes in foreign currency exchange rates due to the global nature of its operations and certain commodity risks. In order to manage these risks, the Company has hedged portions of its forecasted sales and purchases to occur within the next twelve months that are denominated in non-functional currencies, with currency forward contracts designated as cash flow hedges. At June 30, 2017 and December 31, 2016, the Company had contracts with U.S. dollar equivalent notional amounts of $122,065 and $59,932, respectively, to exchange foreign currencies, principally the Chinese Yuan, Pound Sterling, Swedish Krona, Euro, Canadian Dollar and Swiss Franc. The Company believes it is probable that all forecasted cash flow transactions will occur.

In addition, the Company had outstanding contracts with a total notional amount of $43,482 and $56,189 as of June 30, 2017 and December 31, 2016, respectively, that are not designated as hedging instruments. These instruments are used to reduce the Company's exposure for operating receivables and payables that are denominated in non-functional currencies. Gains and losses on these contracts are recorded in Other expense (income), net in the Condensed Consolidated Statements of Earnings.

The following table sets forth the fair values of derivative instruments held by the Company as of June 30, 2017, and December 31, 2016 and the balance sheet lines in which they are recorded:

	Fair Value Asset (Liability)
	June 30, 2017	December 31, 2016	Balance Sheet Caption
Foreign currency forward	$242	$1,058	Prepaid / Other assets
Foreign currency forward	(1,658)	(705)	Other accrued expenses

For a cash flow hedge, the effective portion of the change in estimated fair value of a hedging instrument is recorded in Accumulated other comprehensive loss as a separate component of the Condensed Consolidated Statement of Stockholders' Equity and is reclassified into Cost of goods and services in the Condensed Consolidated Statements of Earnings during the period in which the hedged transaction is recognized. The amount of gains or losses from hedging activity recorded in earnings is not significant, and the amount of unrealized gains and losses from cash flow hedges that are expected to be reclassified to earnings in the next twelve months is not significant; therefore, additional tabular disclosures are not presented. There are no amounts excluded from the assessment of hedge effectiveness and the Company's derivative instruments that are subject to credit risk contingent features were not significant.

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

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated) (Unaudited)

Amounts recognized in Other comprehensive earnings (loss) for the gains (losses) on net investment hedges were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
(Loss) gain on euro-denominated debt	$(35,318)	$4,500	$(65,839)	$(1,665)
Tax benefit (expense)	12,362	(1,575)	23,044	583
Net (loss) gain on net investment hedges, net of tax	$(22,956)	$2,925	$(42,795)	$(1,082)

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

The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2017 and December 31, 2016:

	June 30, 2017	December 31, 2016
	Level 2	Level 2
Assets:
Foreign currency cash flow hedges	$242	$1,058
Liabilities:
Foreign currency cash flow hedges	1,658	705

In addition to fair value disclosure requirements related to financial instruments carried at fair value, accounting standards require interim disclosures regarding the fair value of all of the Company’s financial instruments.

The estimated fair value of long-term debt, net at June 30, 2017, and December 31, 2016 was $3,273,628 and $3,534,553, respectively, compared to the carrying value of $3,276,310 and $3,207,777, respectively. The estimated fair value of long-term debt is based on quoted market prices for similar instruments and is, therefore, classified as Level 2 within the fair value hierarchy.

The carrying values of cash and cash equivalents, trade receivables, accounts payable and notes payable are reasonable estimates of their fair values as of June 30, 2017, and December 31, 2016 due to the short-term nature of these instruments.

10. Income Taxes

The effective tax rates for the three months ended June 30, 2017 and 2016 were 28.9% and 28.1%, respectively. The increase in the effective tax rate for the three months ended June 30, 2017 relative to the prior comparable period is principally due to an increase in tax expense from discrete items in 2017 compared to 2016.

The discrete items for the three months ended June 30, 2017 primarily resulted from the provision to return adjustments in foreign jurisdictions and the effect of the settlement of the 2013 IRS audit. The discrete items for the three months ended June 30, 2016 principally resulted from reassessment of the realizable benefits of certain state credits.

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated) (Unaudited)

The effective tax rates for the six months ended June 30, 2017 and 2016 were 27.3% and 25.5%, respectively. The increase in the effective tax rate for the six months ended June 30, 2017 relative to the prior comparable period is primarily due to the benefit in the prior year from the revaluation of deferred tax balances as a result of a tax rate reduction in a non-U.S. jurisdiction, as well as the current year recognition of foreign adjustments to filed tax returns.

For the six months ended June 30, 2017, stock-based compensation excess tax benefits of $4,623 were reflected in the Condensed Consolidated Statement of Earnings as a component of the provision for income taxes as a result of adopting Accounting Standards Update ("ASU") 2016-09, Compensation Stock Compensation (Topic 718). See Note 18 — Recent Accounting Pronouncements regarding the adoption of the standard.

Dover and its subsidiaries file tax returns in the U.S., including various state and local returns and in other foreign jurisdictions.  We believe adequate provision has been made for all income tax uncertainties. The Company is routinely audited by taxing authorities in its filing jurisdictions, and a number of these audits are currently underway. The Company believes that within the next twelve months uncertain tax positions may be resolved and statutes of limitations will expire, which could result in a decrease in the gross amount of unrecognized tax benefits of approximately zero to $27,899.

11. Equity Incentive Program

The Company typically grants equity awards annually at its regularly scheduled first quarter meeting of the Compensation Committee of the Board of Directors. During 2017, the Company issued stock-settled appreciation rights ("SARs") covering 1,028,116 shares, performance share awards of 57,958 and restricted stock units ("RSUs") of 174,203.

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

The performance share awards granted in 2017 and 2016 are considered performance condition awards as attainment is based on Dover's performance relative to established internal metrics. The fair value of these awards was determined using Dover's closing stock price on the date of grant. The expected attainment of the internal metrics for these awards is analyzed each reporting period, and the related expense is adjusted based on expected attainment, if that attainment differs from previous estimates. The cumulative effect on current and prior periods of a change in attainment is recognized in Selling, general and administrative expenses in the Condensed Consolidated Statements of Earnings in the period of change.

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated) (Unaudited)

The fair value and average attainment used in determining stock-based compensation cost for the performance shares issued in 2017 and 2016 is as follows for the six months ended June 30, 2017:

	Performance shares
	2017	2016
Fair value per share at date of grant	$79.28	$57.25
Average attainment rate reflected in expense	167.04%	20.96%

The Company also has granted RSUs, and the fair value of these awards was determined using Dover's closing stock price on the date of grant.

Stock-based compensation is reported within Selling, general and administrative expenses in the accompanying Condensed Consolidated Statements of Earnings. The following table summarizes the Company’s compensation expense relating to all stock-based incentive plans:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Pre-tax stock-based compensation expense	$4,664	$2,973	$17,469	$14,360
Tax benefit	(1,633)	(1,030)	(6,187)	(5,080)
Total stock-based compensation expense, net of tax	$3,031	$1,943	$11,282	$9,280

On January 1, 2017, the Company adopted ASU 2016-09, Compensation: Stock Compensation (Topic 718). See Note 18 — Recent Accounting Pronouncements for further details.

12. Commitments and Contingent Liabilities

Litigation

A few of the Company’s subsidiaries are involved in legal proceedings relating to the cleanup of waste disposal sites identified under federal and state statutes that provide for the allocation of such costs among "potentially responsible parties." In each instance, the extent of the Company’s liability appears to be very small in relation to the total projected expenditures and the number of other "potentially responsible parties" involved and is anticipated to be immaterial to the Company. In addition, a few of the Company’s subsidiaries are involved in ongoing remedial activities at certain current and former plant sites, in cooperation with regulatory agencies, and appropriate reserves have been established. At June 30, 2017, and December 31, 2016, the Company has reserves totaling $29,840 and $29,959, respectively, for environmental and other matters, including private party claims for exposure to hazardous substances that are probable and estimable.

The Company and certain of its subsidiaries are also parties to a number of other legal proceedings incidental to their businesses. These proceedings primarily involve claims by private parties alleging injury arising out of use of the Company’s products, patent infringement, employment matters, and commercial disputes. Management and legal counsel, at least quarterly, review the probable outcome of such proceedings, the costs and expenses reasonably expected to be incurred and currently accrued to-date, and the availability and extent of insurance coverage. The Company has reserves for legal matters that are probable and estimable and not otherwise covered by insurance, and at June 30, 2017 and December 31, 2016, these reserves were not significant. While it is not possible at this time to predict the outcome of these legal actions, in the opinion of management, based on the aforementioned reviews, the Company is not currently involved in any legal proceedings which, individually or in the aggregate, could have a material effect on its financial position, results of operations, or cash flows.

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated) (Unaudited)

Warranty Accruals

Estimated warranty program claims are provided for at the time of sale of the Company's products. Amounts provided for are based on historical costs and adjusted for new claims. The changes in the carrying amount of product warranties through June 30, 2017 and 2016 were as follows:

	2017	2016
Beginning Balance, December 31 of the Prior Year	$84,997	$44,466
Provision for warranties	32,967	29,148
Settlements made	(38,527)	(26,649)
Other adjustments, including acquisitions and currency translation	145	3,011
Ending Balance, June 30	$79,582	$49,976

During the fourth quarter of 2016, the Company determined that there was a quality issue with a product component part in the Fluids segment and voluntarily reported this issue to the U.S. Consumer Product Safety Commission (“CPSC”). During the first quarter of 2017, the Company announced a voluntary recall of the product in collaboration with the CPSC. Based on information that was available during the fourth quarter 2016, at December 31, 2016, the Company recorded a warranty accrual of $23,150 in Other liabilities in the Consolidated Balance Sheet to cover the estimated costs of the recall. At June 30, 2017, the warranty accrual is included in Other acrrued expenses and was reduced to $16,230 reflecting payments made against the accrual.

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

The following tables set forth the components of the Company’s net periodic expense relating to retirement benefit plans:

Qualified Defined Benefits

	Three Months Ended June 30,				Six Months Ended June 30,
	U.S. Plan		Non-U.S. Plans		U.S. Plan		Non-U.S. Plans
	2017	2016	2017	2016	2017	2016	2017	2016
Service cost	$3,021	$3,479	$1,343	$1,405	$6,042	$6,957	$2,660	$2,778
Interest cost	5,430	5,761	1,285	1,394	10,859	11,523	2,549	2,769
Expected return on plan assets	(9,953)	(9,699)	(1,833)	(1,974)	(19,906)	(19,397)	(3,637)	(3,922)
Amortization:
Prior service cost (credit)	106	183	(112)	(100)	213	366	(222)	(199)
Recognized actuarial loss	1,395	1,610	864	675	2,791	3,219	1,705	1,340
Transition obligation	—	—	1	1	—	—	2	2
Net periodic expense	$(1)	$1,334	$1,548	$1,401	$(1)	$2,668	$3,057	$2,768

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated) (Unaudited)

Non-Qualified Supplemental Benefits

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Service cost	$618	$739	$1,236	$1,479
Interest cost	1,019	1,317	2,038	2,634
Amortization:
Prior service cost	1,103	1,566	2,205	3,133
Recognized actuarial gain	(298)	(140)	(596)	(280)
Net periodic expense	$2,442	$3,482	$4,883	$6,966

Post-Retirement Benefit Plans

The Company also maintains post-retirement benefit plans, although these plans are closed to new entrants. The supplemental and post-retirement benefit plans are supported by the general assets of the Company. The following table sets forth the components of the Company’s net periodic expense relating to its post-retirement benefit plans:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Service cost	$9	$13	$17	$26
Interest cost	73	104	146	209
Amortization:
Prior service cost (credit)	2	(35)	4	(71)
Recognized actuarial gain	(40)	(59)	(80)	(118)
Net periodic expense	$44	$23	$87	$46

The total amount amortized out of accumulated other comprehensive earnings into net periodic pension and post-retirement expense totaled $3,021 and $3,701 for the three months ended June 30, 2017 and 2016, respectively, and $6,022 and $7,392 for the six months ended June 30, 2017 and 2016, respectively.

Defined Contribution Retirement Plans

The Company also offers defined contribution retirement plans which cover the majority of its U.S. employees, as well as employees in certain other countries. The Company’s expense relating to defined contribution plans was $10,839 and $8,349 for the three months ended June 30, 2017 and 2016, respectively, and $22,197 and $18,157 for the six months ended June 30, 2017 and 2016.

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated) (Unaudited)

14. Other Comprehensive Earnings

The amounts recognized in other comprehensive earnings (loss) were as follows:

	Three Months Ended			Three Months Ended
	June 30, 2017			June 30, 2016
	Pre-tax	Tax	Net of tax	Pre-tax	Tax	Net of tax
Foreign currency translation adjustments	$13,812	$12,362	$26,174	$(40,417)	$(1,575)	$(41,992)
Pension and other post-retirement benefit plans	3,021	(966)	2,055	3,701	(1,245)	2,456
Changes in fair value of cash flow hedges	(2,642)	925	(1,717)	78	(27)	51
Other	(657)	79	(578)	(507)	59	(448)
Total other comprehensive earnings (loss)	$13,534	$12,400	$25,934	$(37,145)	$(2,788)	$(39,933)

	Six Months Ended			Six Months Ended
	June 30, 2017			June 30, 2016
	Pre-tax	Tax	Net of tax	Pre-tax	Tax	Net of tax
Foreign currency translation adjustments	$46,902	$23,044	$69,946	$(33,806)	$583	$(33,223)
Pension and other post-retirement benefit plans	6,022	(1,927)	4,095	7,392	(2,486)	4,906
Changes in fair value of cash flow hedges	(2,855)	999	(1,856)	(69)	24	(45)
Other	(274)	33	(241)	1,584	(192)	1,392
Total other comprehensive earnings (loss)	$49,795	$22,149	$71,944	$(24,899)	$(2,071)	$(26,970)

Total comprehensive earnings were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net earnings	$164,058	$118,290	$336,305	$217,646
Other comprehensive earnings (loss)	25,934	(39,933)	71,944	(26,970)
Comprehensive earnings	$189,992	$78,357	$408,249	$190,676

Amounts reclassified from accumulated other comprehensive (loss) to earnings during the three and six months ended June 30, 2017 and 2016 were as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2017		2016	2017	2016
Foreign currency translation:
Reclassification of foreign currency translation losses to earnings from sale of a subsidiary	$—		$—	$3,875	$—
Tax benefit	—	—	—	—	—
Net of tax	$—		$—	$3,875	$—
Pension and other postretirement benefit plans:
Amortization of actuarial losses	$1,921		$2,087	$3,820	$4,163
Amortization of prior service costs	1,100		1,614	2,202	3,229
Total before tax	3,021		3,701	6,022	7,392
Tax benefit	(966)		(1,245)	(1,927)	(2,486)
Net of tax	$2,055		$2,456	$4,095	$4,906
Cash flow hedges:
Net losses (gains) reclassified into earnings	$245		$328	$(89)	$256
Tax (expense) benefit	(86)		(115)	31	(90)
Net of tax	$159		$213	$(58)	$166

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

15. Segment Information

The Company categorizes its operating companies into four distinct reportable segments. Segment financial information and a reconciliation of segment results to consolidated results is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenue:
Engineered Systems	$655,430	$592,432	$1,263,065	$1,169,427
Fluids	553,259	405,838	1,078,454	804,900
Refrigeration & Food Equipment	426,304	429,386	783,138	792,638
Energy	359,168	259,008	683,256	542,238
Intra-segment eliminations	(810)	(319)	(1,190)	(585)
Total consolidated revenue	$1,993,351	$1,686,345	$3,806,723	$3,308,618
Earnings:
Segment earnings (loss): (1)
Engineered Systems	$106,820	$104,034	$281,218	$197,782
Fluids	73,558	54,033	126,197	100,080
Refrigeration & Food Equipment	65,829	63,230	99,391	101,391
Energy	53,368	(75)	95,059	11,169
Total segment earnings	299,575	221,222	601,865	410,422
Corporate expense / other (2)	34,190	24,566	70,679	54,428
Interest expense	36,932	33,779	73,341	67,097
Interest income	(2,338)	(1,622)	(4,918)	(3,226)
Earnings before provision for income taxes	230,791	164,499	462,763	292,123
Provision for income taxes	66,733	46,209	126,458	74,477
Net earnings	$164,058	$118,290	$336,305	$217,646

(1)	Segment earnings includes non-operating income and expense directly attributable to the segments. Non-operating income and expense includes gain on sale of businesses and other income, net.

(2)
Certain expenses are maintained at the corporate level and not allocated to the segments. These expenses include executive and functional compensation costs, non-service pension costs, non-operating insurance expenses, shared business services costs and various administrative expenses relating to the corporate headquarters.

16. Share Repurchases

In January 2015, the Board of Directors approved a standing share repurchase authorization, whereby the Company may repurchase up to 15,000,000 shares of its common stock over the following three years. This plan replaced all previously authorized repurchase programs. During the six months ended June 30, 2017 and 2016, the Company repurchased no shares of common stock under the January 2015 authorization. As of June 30, 2017, there were 6,771,458 shares available for repurchase under the authorization.

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated) (Unaudited)

17. Earnings per Share

The following table sets forth a reconciliation of the information used in computing basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net earnings	$164,058	$118,290	$336,305	$217,646
Basic earnings per common share:
Net earnings	$1.05	$0.76	$2.16	$1.40
Weighted average shares outstanding	155,703,000	155,180,000	155,622,000	155,122,000
Diluted earnings per common share:
Net earnings	$1.04	$0.76	$2.14	$1.39
Weighted average shares outstanding	157,513,000	156,595,000	157,457,000	156,414,000
The following table is a reconciliation of the share amounts used in computing earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Weighted average shares outstanding - Basic	155,703,000	155,180,000	155,622,000	155,122,000
Dilutive effect of assumed exercise of SARs and vesting of performance shares and RSUs	1,810,000	1,415,000	1,835,000	1,292,000
Weighted average shares outstanding - Diluted	157,513,000	156,595,000	157,457,000	156,414,000

Diluted earnings per share amounts are computed using the weighted average number of common shares outstanding and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise of SARs and vesting of performance shares and RSUs, as determined using the treasury stock method.

The weighted average number of anti-dilutive potential common shares excluded from the calculation above were approximately 33,000 and 60,000 for the three months ended June 30, 2017 and 2016, respectively, and 20,000 and 65,000 for the six months ended June 30, 2017 and 2016, respectively.

18. Recent Accounting Pronouncements

Recently Issued Accounting Standards

The following standards, issued by the Financial Accounting Standards Board ("FASB"), will, or are expected to, result in a change in practice and/or have a financial impact to the Company’s Consolidated Financial Statements:

In March 2017, the FASB issued ASU 2017-07, Compensation-Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. This ASU changes the income statement presentation of defined benefit and post-retirement benefit plan expense by requiring separation between operating expense (service cost component of net periodic benefit expense) and non-operating expense (all other components of net periodic benefit expense, including interest cost, amortization of prior service cost, curtailments and settlements, etc.). The operating expense component is reported with similar compensation costs while the non-operating components are reported outside of operating income. The Company does not expect the adoption of this ASU to have a material impact on its Consolidated Financial Statements.

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

The Company commenced its assessment of ASU 2014-09 during the second half of 2015 and developed a project plan to guide the implementation. We made progress on this project plan including analyzing the ASU’s impact on the Company's contract portfolio, surveying the Company's businesses and discussing the various revenue streams, completing contract reviews, comparing its historical accounting policies and practices to the requirements of the new guidance and identifying potential differences from applying the requirements of the new guidance to its contracts. The Company has also made progress in drafting an updated accounting policy, evaluating new disclosure requirements and identifying and implementing appropriate changes to its business processes, systems and controls to support recognition and disclosure under the new guidance. The Company expects to adopt this new guidance using the modified retrospective method that will result in a cumulative effect adjustment as of the date of adoption. The Company is currently evaluating this guidance and the impact it will have on its Consolidated Financial Statements.

Recently Adopted Accounting Standards

In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The amended guidance simplifies the accounting for goodwill impairment for all entities by eliminating the requirement to perform a hypothetical purchase price allocation. A goodwill impairment charge will now be recognized for the amount by which the carrying value of a reporting unit exceeds its fair value, not to exceed the carrying amount of goodwill. The Company early adopted this guidance on January 1, 2017 as its annual impairment test is performed after January 1, 2017. The adoption of this ASU is not expected to have a material impact on the Company's Consolidated Financial Statements.

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The ASU changes how companies account for certain aspects of share-based payment awards to employees, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as the classification of related matters in the statement of cash flows. The adoption of the new standard resulted in the recognition of excess tax benefits in our provision for income taxes within the Condensed Consolidated Statements of Earnings rather than paid-in capital of $4,623 for the six months ended June 30, 2017. Additionally, our Condensed Consolidated Statement of Cash Flows now present excess tax benefits as an operating activity, adjusted prospectively. Finally, the Company elected to continue to estimate forfeitures based on historical data and recognizes forfeiture compensation expense over the vesting period of the award. The Company adopted this guidance on January 1, 2017.

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

OVERVIEW AND OUTLOOK

Dover is a diversified global manufacturer delivering innovative equipment and components, specialty systems, consumable supplies, software and digital solutions and support services through four operating segments: Engineered Systems, Fluids, Refrigeration & Food Equipment and Energy. The Company's entrepreneurial business model encourages, promotes and fosters deep customer engagement and collaboration, which has led to Dover's well-established and valued reputation for providing superior customer service and industry-leading product innovation. Unless the context indicates otherwise, references herein to "Dover," "the Company," and words such as "we," "us," or "our" include Dover Corporation and its consolidated subsidiaries.

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

The following table shows the percentage of total revenue and segment earnings generated by each of our four segments for the three months ended June 30, 2017 and 2016:

	Revenue		Segment Earnings
	Three Months Ended June 30,		Three Months Ended June 30,
	2017	2016	2017	2016
Engineered Systems	32.9%	35.1%	35.7%	47.0%
Fluids	27.7%	24.0%	24.5%	24.4%
Refrigeration & Food Equipment	21.4%	25.5%	22.0%	28.6%
Energy	18.0%	15.4%	17.8%	—%

In the second quarter of 2017, revenue of $2.0 billion increased 18.2% from $1.7 billion, as compared to the second quarter of 2016. Results were driven by organic revenue growth of 10.0%, which was broad-based across our segments, and acquisition-related revenue growth of 11.7% primarily within our Fluids and Engineered Systems segments. This growth was partially offset by a revenue decline of 2.8%, due to disposed businesses, and an unfavorable impact from foreign currency translation of 0.7%.

The growth in organic revenue was led by our Energy segment, in which growth of 39.3% was driven by U.S rig count growth and increased well completion activity, as well as strong results in our Bearings & Compression end market. Engineered Systems segment organic revenue increased 5.2%, reflecting continued growth in our Printing & Identification platform, and broad-based growth in our Industrial platform, particularly in our environmental solutions business. Organic growth in our Refrigeration & Food Equipment segment increased 5.1%, driven by strong activity in the retail refrigeration market. Fluids segment organic revenue increased 3.6%, principally driven by our businesses serving the retail fueling, industrial pump, and hygienic and pharma markets.

From a geographic perspective, the majority of our geographic markets grew organically. Our U.S., Europe and China activities all improved organically year over year.

During the first quarter of 2017, we completed the sale of Performance Motorsports International ("PMI") in our Engineered Systems segment, a manufacturer of pistons and other engine related components serving the motorsports and powersports markets. Total consideration was $147.3 million for the transaction, including cash proceeds of $118.7 million. We recognized a pre-tax gain on sale of $88.4 million (net of tax gain on sale of $61.7 million) and recorded a 25% equity method investment at fair value as well as a subordinated note receivable.

During the second quarter of 2017, we completed the acquisition of Caldera Graphics S.A.S. ("Caldera") for approximately $32.7 million, net of cash acquired and including contingent consideration. Caldera enhances our ability to serve the global digital textile printing market with their high-quality technical software designed for the digital printing industry. Caldera is included in the Printing & Identification platform within the Engineered Systems segment.

Due to our strong second quarter 2017 results and our increased confidence in the second half, supported by solid bookings and backlog, we have increased our full year expectations for revenue and earnings per share. We now expect full year revenue to increase approximately 12% to 14%. This forecast includes expected organic revenue growth of 5% to 7%. In total, full year diluted earnings per share is expected to be in the range of $4.23 to $4.33.

CONSOLIDATED RESULTS OF OPERATIONS

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in thousands, except per share data)	2017	2016	% Change	2017	2016	% Change
Revenue	$1,993,351	$1,686,345	18.2%	$3,806,723	$3,308,618	15.1%
Cost of goods and services	1,243,905	1,055,132	17.9%	2,396,103	2,088,141	14.7%
Gross profit	749,446	631,213	18.7%	1,410,620	1,220,477	15.6%
Gross profit margin	37.6%	37.4%	0.2	37.1%	36.9%	0.2

Selling, general and administrative expenses	484,046	437,411	10.7%	969,336	880,859	10.0%
Selling, general and administrative expenses as a percent of revenue	24.3%	25.9%	(1.6)	25.5%	26.6%	(1.1)

Interest expense	36,932	33,779	9.3%	73,341	67,097	9.3%
Interest income	(2,338)	(1,622)	44.1%	(4,918)	(3,226)	52.4%
Gain on sale of businesses	—	(801)	nm*	(90,093)	(12,029)	nm*
Other expense (income), net	15	(2,053)	nm*	191	(4,347)	nm*

Provision for income taxes	66,733	46,209	44.4%	126,458	74,477	69.8%
Effective tax rate	28.9%	28.1%	0.8	27.3%	25.5%	1.8

Net earnings	164,058	118,290	38.7%	336,305	217,646	54.5%
Net earnings per common share - diluted	$1.04	$0.76	36.8%	$2.14	$1.39	54.0%
* nm - not meaningful

Revenue

Revenue for the three months ended June 30, 2017 increased $307.0 million, or 18.2%, from the comparable period. Results were driven by organic revenue growth of 10.0%, which was broad-based across our segments, and acquisition-related revenue growth of 11.7% primarily within our Fluids and Engineered Systems segments. This growth was partially offset by a revenue decline of 2.8%, due to disposed businesses, and an unfavorable impact from foreign currency translation of 0.7%. Customer pricing favorably impacted revenue by approximately 0.7% in the second quarter of 2017.

Revenue for the six months ended June 30, 2017 increased $498.1 million, or 15.1%, from the comparable period. The increase primarily reflects acquisition-related growth of 11.7%, led by Fluids and Engineered Systems segments, and organic revenue growth of 7.0%. Organic growth was primarily driven by strong oil and gas activity, as well as solid activity in Refrigeration & Food Equipment and Engineered Systems segments. Revenue growth was partially offset by a revenue decline of 2.9% due to disposed businesses and an unfavorable impact from foreign currency translation of 0.7%. Customer pricing favorably impacted revenue by approximately 0.3% for the six months ended June 30, 2017.

Gross Profit

Gross profit for the three months ended June 30, 2017 increased $118.2 million, or 18.7%, from the comparable period, reflecting benefits of increased sales volumes. Gross profit margin improved by 20 basis points for the three months ended June 30, 2017 from the comparable period.

Gross profit for the six months ended June 30, 2017 increased $190.1 million, or 15.6%, from the comparable period, consistent with the increase in revenues for the period. Gross profit margin improved by 20 basis points for the six months ended June 30, 2017 from the comparable period.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended June 30, 2017 increased $46.6 million, or 10.7%, from the comparable period, reflecting the impact of acquisitions in 2016, including the acquisition-related depreciation and amortization expense, as well as increased compensation costs, partially offset by lower restructuring charges of $3.2 million. As a percentage of revenue, selling, general and administrative expenses decreased 160 basis points to 24.3% for the three months ended June 30, 2017 from the comparable period.

Selling, general and administrative expenses for the six months ended June 30, 2017 increased $88.5 million, or 10.0%, from the comparable period, reflecting the impact of acquisitions in 2016, including the acquisition-related depreciation and amortization expense, as well as increased compensation costs, partially offset by lower restructuring charges of $9.8 million. As a percentage of revenue, selling, general and administrative expenses decreased 110 basis points as compared to the prior year period.

Non-Operating Items

Interest expense

Interest expense for the three months ended June 30, 2017 increased $3.2 million, or 9.3%, from the comparable period. Interest expense for the six months ended June 30, 2017 increased $6.2 million, or 9.3%, from the comparable period. The increase in both periods was primarily due to interest expense on the €600.0 million notes issued in the fourth quarter of 2016 and higher overall borrowing rates on commercial paper.

Gain on sale of businesses

There was no gain on sale of businesses for the three months ended June 30, 2017. Gain on sale of businesses of $0.8 million for the three months ended June 30, 2016 was due to an adjustment on the sale of Texas Hydraulics in the first quarter of 2016.

Gain on sale of businesses of $90.1 million for the six months ended June 30, 2017 is primarily due to the sale of PMI during the first quarter of 2017 for a gain of $88.4 million, as well as a working capital adjustment for our sale of Tipper Tie in the fourth quarter of 2016. Gain on sale of businesses of $12.0 million for the six months ended June 30, 2016 was primarily due to the sale of Texas Hydraulics.

Other expense (income), net

Other expense for the three and six months ended June 30, 2017 was not significant. Other income of $2.1 million and $4.3 million for the three and six months ended June 30, 2016, respectively, consists primarily of $1.2 million and $2.3 million of foreign currency exchange gains, respectively, resulting from the remeasurement of foreign currency denominated balances.

Income Taxes

The effective tax rates for the three months ended June 30, 2017 and 2016 were 28.9% and 28.1%, respectively. The increase in the effective tax rate for the three months ended June 30, 2017 relative to the prior comparable period is principally due to an increase in tax expense from discrete items in 2017 compared to 2016. The discrete items for the three months ended June 30, 2017 primarily resulted from the provision to return adjustments in foreign jurisdictions and the effect of the settlement of the 2013 IRS audit. The discrete items for the three months ended June 30, 2016 principally resulted from reassessment of the realizable benefits of certain state credits.

The effective tax rates for the six months ended June 30, 2017 and 2016 were 27.3% and 25.5%, respectively. The increase in the effective tax rate for the six months ended June 30, 2017 relative to the prior comparable period is primarily due to the benefit in the prior year from the revaluation of deferred tax balances as a result of a tax rate reduction in a non-U.S. jurisdiction, as well as the current year recognition of foreign adjustments to filed tax returns.

Dover and its subsidiaries file tax returns in the U.S., including various state and local returns and in other foreign jurisdictions.  We believe adequate provision has been made for all income tax uncertainties. The Company is routinely audited by taxing authorities in its filing jurisdictions, and a number of these audits are currently underway. The Company believes that within the next twelve months uncertain tax positions may be resolved and statutes of limitations will expire, which could result in a decrease in the gross amount of unrecognized tax benefits of approximately zero to $27.9 million.

Net Earnings

Net earnings for the three months ended June 30, 2017 increased 38.7% to $164.1 million, or $1.04 diluted earnings per share from $118.3 million, or $0.76 diluted earnings per share from the comparable period. The increase in earnings reflected leverage on year-over-year volume growth in all segments, with particular strength in Energy.

Net earnings for the six months ended June 30, 2017 increased 54.5% to $336.3 million, or $2.14 diluted earnings per share from $217.6 million, or $1.39 diluted earnings per share from the comparable period. The increase in earnings was driven by leverage on broad-based organic revenue growth, particularly in the Energy segment and earnings associated with acquisitions. Earnings growth also reflected the gain on sale of PMI of $61.7 million, net of tax, or $0.39 diluted earnings per share.

SEGMENT RESULTS OF OPERATIONS

Engineered Systems
Our Engineered Systems segment is comprised of two platforms, Printing & Identification and Industrials, and is focused on the design, manufacture and service of critical equipment and components serving the fast-moving consumer goods, digital textile printing, vehicle service, environmental solutions and industrial end markets.

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in thousands)	2017	2016	% Change	2017	2016	% Change
Revenue:
Printing & Identification	$278,220	$263,648	5.5%	$527,458	$503,329	4.8%
Industrials	377,210	328,784	14.7%	735,607	666,098	10.4%
Total	$655,430	$592,432	10.6%	$1,263,065	$1,169,427	8.0%

Segment earnings (1)	$106,820	$104,034	2.7%	$281,218	$197,782	42.2%
Segment margin (1)	16.3%	17.6%		22.3%	16.9%

Segment EBITDA (2)	$127,079	$120,109	5.8%	$321,052	$229,893	39.7%
Segment EBITDA margin (2)	19.4%	20.3%		25.4%	19.7%

Other measures:
Depreciation and amortization	$20,259	$16,075	26.0%	$39,834	$32,111	24.1%

Bookings:
Printing & Identification	$282,157	$266,490	5.9%	$538,822	$509,059	5.8%
Industrials	367,352	304,345	20.7%	786,807	634,302	24.0%
	$649,509	$570,835	13.8%	$1,325,629	$1,143,361	15.9%
Backlog:
Printing & Identification				$115,763	$104,509	10.8%
Industrials				301,474	210,646	43.1%
				$417,237	$315,155	32.4%

Components of revenue growth:
Organic growth			5.2%			3.6%
Acquisitions			9.9%			9.3%
Dispositions			(3.7)%			(3.9)%
Foreign currency translation			(0.8)%			(1.0)%
			10.6%			8.0%
(1) Excluding gain on sale of businesses, segment earnings was $192.8 million and $185.9 million for the six months ended June 30, 2017 and 2016, respectively. Segment margin was 15.3% and 15.9% for the six months ended June 30, 2017 and 2016, respectively.
(2) Excluding gain on sale of businesses, segment EBITDA was $232.7 million and $218.0 million for the six months ended June 30, 2017 and 2016, respectively. Segment EBITDA margin was 18.4% and 18.6% for the six months ended June 30, 2017 and 2016, respectively. See "Non-GAAP Disclosures" for definitions of segment EBITDA and segment EBITDA margin.

Second Quarter 2017 Compared to the Second Quarter 2016

Engineered Systems revenue for the second quarter of 2017 increased $63.0 million, or 10.6%, as compared to the second quarter of 2016, comprised of organic growth of 5.2% and acquisition-related growth of 9.9%, reflecting the acquisitions of Caldera in the second quarter of 2017, Alliance Wireless Technologies, Inc. ("AWTI") in the third quarter of 2016 and Ravaglioli S.p.A. Group ("RAV") in the fourth quarter of 2016. This growth was partially offset by a 3.7% impact from dispositions and an unfavorable impact from foreign currency translation of 0.8%. Customer pricing favorably impacted revenue by approximately 0.3% in the second quarter of 2017.

•
Printing & Identification revenue (representing 42.4% of segment revenue) increased $14.6 million, or 5.5%, as compared to the prior year quarter. The growth in organic revenue of 5.2% and acquisition-related growth of 1.2% from Caldera was partially offset by an unfavorable impact from foreign currency translation of 0.9%. Organic revenue growth was primarily driven by continued strong activity in our marking and coding business.

•
Industrials revenue (representing 57.6% of segment revenue) increased $48.4 million, or 14.7%, as compared to the prior year quarter. The increase was due to acquisition-related growth of 16.8% from AWTI and RAV and organic revenue growth of 5.2%, offset by the impact of dispositions of 6.6%, and an unfavorable impact of foreign currency translation of 0.7%. Organic revenue growth was broad-based, with particular strength in our environmental solutions business.

Engineered Systems segment earnings increased $2.8 million, or 2.7%, compared to the second quarter of 2016. Segment earnings increased by $8.6 million, or 8.8%, excluding earnings of $5.8 million due to divestitures. The increase was primarily driven by leverage on strong organic growth in our marking and coding and industrial businesses, along with the earnings from 2016 acquisitions, partially offset by key strategic investments and material cost inflation. Segment margin decreased from 17.6% to 16.3% as compared to the prior year quarter primarily due to the impact of acquisitions and increases in material costs, particularly steel.

Bookings for our Industrials platform increased 20.7%, compared to the prior year quarter, due primarily to the inclusion of 2016 acquisitions and order strength in our environmental solution business. Our Printing & Identification bookings increased 5.9% compared to the prior year quarter, driven by strong activity in our marking and coding and digital printing businesses. Segment book-to-bill was 0.99.

Six Months Ended June 30, 2017 Compared to the Six Months Ended June 30, 2016

Engineered Systems revenue for the six months ended June 30, 2017 increased $93.6 million, or 8.0%, compared to the prior year comparable period. This was comprised of 3.6% organic revenue growth and 9.3% growth from acquisitions, offset by a decrease of 3.9% due to dispositions, and an unfavorable impact from foreign currency translation of 1.0%. Organic revenue growth was primarily driven by strong activity in our marking and coding business, along with growth across our Industrial platform. Customer pricing did not have a significant impact to revenue for the six months ended June 30, 2017.

Segment earnings for the six months ended June 30, 2017 increased $83.4 million, or 42.2% as compared to the 2016 period. Segment earnings increased by $13.1 million, or 7.3%, excluding incremental earnings of $70.3 million due to divestitures, including the associated gains on sale. The increase was primarily driven by leverage on strong organic growth in our marking and coding, and the inclusion of earnings from 2016 acquisitions, partially offset by higher material cost inflation, most notably steel.

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

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in thousands)	2017	2016	% Change	2017	2016	% Change
Revenue:
Fueling & Transport	$330,002	$195,274	69.0%	$646,103	$381,872	69.2%
Pumps	162,574	152,321	6.7%	313,405	308,922	1.5%
Hygienic & Pharma	60,683	58,243	4.2%	118,946	114,106	4.2%
	$553,259	$405,838	36.3%	$1,078,454	$804,900	34.0%

Segment earnings	$73,558	$54,033	36.1%	$126,197	$100,080	26.1%
Segment margin	13.3%	13.3%		11.7%	12.4%

Segment EBITDA	$103,031	$75,014	37.3%	$184,173	$141,572	30.1%
Segment EBITDA margin	18.6%	18.5%		17.1%	17.6%

Other measures:
Depreciation and amortization	$29,473	$20,981	40.5%	$57,976	$41,492	39.7%
Bookings	554,656	413,767	34.1%	1,120,643	832,112	34.7%
Backlog				378,774	315,786	19.9%

Components of revenue growth:
Organic growth			3.6%			0.7%
Acquisitions			34.2%			34.8%
Foreign currency translation			(1.5)%			(1.5)%
			36.3%			34.0%

Second Quarter 2017 Compared to the Second Quarter 2016

Fluids revenue for the second quarter of 2017 increased $147.4 million, or 36.3%, comprised of acquisition-related growth of 34.2% and organic growth of 3.6% partially offset by an unfavorable impact from foreign currency translation of 1.5%. Customer pricing did not have a significant impact to revenue in the second quarter of 2017.

•
Fueling & Transport revenue (representing 59.6% of segment revenue) increased $134.7 million, or 69.0%, as compared to the prior year quarter, primarily driven by recent acquisitions, principally Wayne Fueling Systems Ltd. in the fourth quarter of 2016, and improving European and Asian retail fueling markets, offset, in part, by weak transport markets.

•
Pumps revenue (representing 29.4% of segment revenue) increased $10.3 million, or 6.7%, as compared to the prior year quarter, largely reflecting increased industrial demand and improved oil and gas markets.

•
Hygienic & Pharma revenue (representing 11.0% of segment revenue) increased $2.4 million, or 4.2%, as compared to the prior year quarter. This revenue increase was driven by new product development and solid market activity.

Fluids segment earnings increased $19.5 million, or 36.1%, over the prior year quarter, largely driven by volume growth, including acquisitions and productivity gains. Segment margin remained flat over the prior year quarter, with benefits from productivity being offset by the impact of acquisitions. Sequentially, margins improved 330 basis points due to the benefits of integration.

Overall bookings increased 34.1% as compared to the prior year quarter, primarily driven by the aforementioned acquisitions. Book to bill was 1.00.

Six Months Ended June 30, 2017 Compared to the Six Months Ended June 30, 2016

Fluids segment revenue increased $273.6 million, or 34.0%, as compared to the six months ended June 30, 2016, attributable to 34.8% acquisition-related growth and organic growth of 0.7% partially offset by an unfavorable impact from foreign currency translation of 1.5%. The organic growth was driven by industrial activity and solid hygienic and pharma markets partially offset, by continued weakness in transport markets. Customer pricing did not have a significant impact to revenue for the six months ended June 30, 2017.
Fluids segment earnings increased $26.1 million, or 26.1%, for the six months ended June 30, 2017 as a result of acquisitions and a reduction in restructuring charges of $3.7 million to $4.3 million for the six months ended June 30, 2017 from $8.0 million for the prior year period. Segment margin decreased 70 basis points due to the impact of acquisitions, slightly offset by incremental productivity benefits.

Refrigeration & Food Equipment
Our Refrigeration & Food Equipment segment is a provider of innovative and energy efficient equipment and systems serving the commercial refrigeration and food equipment end markets.

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in thousands)	2017	2016	% Change	2017	2016	% Change
Revenue:
Refrigeration	$353,059	$332,647	6.1%	$651,858	$611,937	6.5%
Food Equipment	73,245	96,739	(24.3)%	131,280	180,701	(27.3)%
Total	$426,304	$429,386	(0.7)%	$783,138	$792,638	(1.2)%

Segment earnings	$65,829	$63,230	4.1%	$99,391	$101,391	(2.0)%
Segment margin	15.4%	14.7%		12.7%	12.8%

Segment EBITDA	$80,351	$80,111	0.3%	$128,948	$135,000	(4.5)%
Segment EBITDA margin	18.8%	18.7%		16.5%	17.0%

Other measures:
Depreciation and amortization	$14,522	$16,881	(14.0)%	$29,557	$33,609	(12.1)%
Bookings	466,276	468,661	(0.5)%	904,852	880,028	2.8%
Backlog				382,598	332,312	15.1%

Components of revenue decline:
Organic growth			5.1%			5.1%
Dispositions			(5.8)%			(6.1)%
Foreign currency translation			—%			(0.2)%
			(0.7)%			(1.2)%

Second Quarter 2017 Compared to the Second Quarter 2016

Refrigeration & Food Equipment revenue decreased $3.1 million, or 0.7%, as compared to the second quarter of 2016, primarily driven by the impact from dispositions of 5.8% offset by organic revenue growth of 5.1%. Customer pricing favorably impacted revenue by approximately 2.4% in the second quarter of 2017.

•
Refrigeration revenue (representing 82.8% of segment revenue) increased $20.4 million, or 6.1%, as compared to the prior year quarter, primarily driven by market participation gains and key customer growth programs in retail refrigeration.

•
Food Equipment revenue (representing 17.2% of segment revenue) decreased $23.5 million, or 24.3%, as compared to the prior year quarter, due primarily to the disposition of Tipper Tie at the end of 2016. Excluding the disposition, revenue increased $1.2 million, or 1.6%, as compared to the prior year quarter, due to growth in our can-shaping business which more than offset the decline in our commercial cooking equipment markets.

Refrigeration & Food Equipment segment earnings increased $2.6 million, or 4.1%, as compared to the second quarter of 2016. Segment earnings increased $5.0 million, or 8.3%, excluding earnings of $2.4 million due to the disposition of Tipper Tie in 2016. Segment margin increased from 14.7% to 15.4% as pricing and productivity initiatives more than offset rising material costs, most notably steel. Sequentially, margin improved 600 basis points.
Second quarter of 2017 bookings decreased 0.5% from the prior year comparable quarter. Excluding divestitures, bookings increased 6.1% driven by strong demand for can-shaping equipment. Book to bill for the second quarter of 2017 was 1.09, flat compared to the prior year quarter. Backlog increased 20% over the prior year after adjusting for the disposition, with strong increases in both platforms.

Six Months Ended June 30, 2017 Compared to the Six Months Ended June 30, 2016

Refrigeration & Food Equipment segment revenue decreased $9.5 million, or 1.2%, compared to the six months ended June 30, 2016, primarily due to the disposition impact of 6.1% and an unfavorable foreign currency translation of 0.2%, partially offset by organic revenue growth of 5.1%. The organic revenue increase for the six month period was driven primarily by strong demand for display cases and specialty products in our retail refrigeration businesses. Customer pricing favorably impacted revenue by approximately 1.6% for the six months ended June 30, 2017.
Refrigeration & Food Equipment segment earnings decreased $2.0 million, or 2.0%, for the six months ended June 30, 2017, as compared to the prior year period. Segment earnings increased $2.3 million, or 2.4%, excluding earnings of $4.3 million due to the 2016 disposition. Segment margin was relatively flat as pricing and productivity initiatives were offset by rising material costs, most notably steel.

Energy
Our Energy segment, serving the Drilling & Production, Bearings & Compression and Automation end markets, is a provider of customer-driven solutions and services for safe and efficient production and processing of fuels worldwide and has a strong presence in the bearings and compression components and automation markets.

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in thousands)	2017	2016	% Change	2017	2016	% Change
Revenue:
Drilling & Production	$241,128	$164,288	46.8%	$456,585	$352,648	29.5%
Bearings & Compression	80,149	68,549	16.9%	152,710	132,993	14.8%
Automation	37,891	26,171	44.8%	73,961	56,597	30.7%
Total	$359,168	$259,008	38.7%	$683,256	$542,238	26.0%

Segment earnings	$53,368	$(75)	nm*	$95,059	$11,169	nm*
Segment margin	14.9%	—%		13.9%	2.1%

Segment EBITDA	$85,368	$33,214	157.0%	$158,424	$78,618	101.5%
Segment EBITDA margin	23.8%	12.8%		23.2%	14.5%

Other measures:
Depreciation and amortization	$32,000	$33,289	(3.9)%	$63,365	$67,449	(6.1)%
Bookings	352,617	246,021	43.3%	700,934	519,466	34.9%
Backlog				147,568	129,873	13.6%

Components of revenue growth:
Organic growth			39.3%			26.6%
Foreign currency translation			(0.6)%			(0.6)%
			38.7%			26.0%
* nm - not meaningful

Second Quarter 2017 Compared to the Second Quarter 2016

Energy revenue increased $100.2 million, or 38.7%, in the second quarter of 2017 as compared to the second quarter of 2016, comprised of organic revenue growth of 39.3%, partially offset by an unfavorable impact from foreign currency translation of 0.6%. The increase is driven by significant growth in U.S. rig count, increases in well completions and strong results in the Bearings & Compression end market. Customer pricing stabilized sequentially and did not have a significant impact to revenue in the second quarter of 2017.

•
Drilling & Production revenue (representing 67.2% of segment revenue) increased $76.8 million, or 46.8%, as compared to the prior year quarter, due to significant growth in U.S. rig count and increases in well completion activity.

•
Bearings & Compression revenue (representing 22.3% of segment revenue) increased $11.6 million, or 16.9%, as compared to the prior year quarter, as a result of increased original equipment manufacturer (OEM) demand.

•
Automation revenue (representing 10.5% of segment revenue) increased $11.7 million, or 44.8%, as compared to the prior year quarter. This increase was driven by higher demand from well service and exploration and production companies.

Segment earnings increased $53.4 million, as compared to the prior year quarter, primarily driven by higher volume across our business and a reduction in restructuring expenses of $5.6 million compared to the prior year quarter. Segment margin increased significantly to 14.9%, as compared to the prior year quarter, mainly due to strong conversion on increased volumes.

Bookings for the second quarter of 2017 increased 43.3% from the prior year quarter, reflecting the impact of market strength. Book-to-bill was 0.98.

Six Months Ended June 30, 2017 Compared to the Six Months Ended June 30, 2016

Revenue generated by our Energy segment for the six months ended June 30, 2017 increased $141.0 million, or 26.0%, comprised of organic revenue growth of 26.6% and an unfavorable impact from foreign currency translation of 0.6%. Organic revenue growth was driven by increases in U.S. rig count and well completions. Customer pricing unfavorably impacted revenue by approximately 0.4% for the six months ended June 30, 2017.

Earnings for the six months ended June 30, 2017 increased $83.9 million, as compared to the prior year comparable period. The increase was driven by volume growth across our business and a reduction in restructuring expense of $11.8 million to $0.2 million during the six months ended June 30, 2017 from $12.0 million for the prior year comparable period.

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

Cash Flow Summary

The following table is derived from our Condensed Consolidated Statements of Cash Flows:

	Six Months Ended June 30,
Cash Flows from Operations (in thousands)	2017	2016
Net Cash Flows Provided By (Used In):
Operating activities	$233,948	$341,281
Investing activities	30,643	(495,272)
Financing activities	(309,566)	50,829

Operating Activities

Cash provided by operating activities for the six months ended June 30, 2017 decreased approximately $107.3 million compared to the comparable period in 2016. This decrease was primarily driven by higher investments in working capital of $91.8 million relative to the prior year. In particular, accounts receivable increased due to strong sales during the period and inventory increased in anticipation of strong volume for the balance of the year. These increases were partially offset by an increase in accounts payable. Additionally, during the six months ended June 30, 2017, we made $43.0 million of federal and state tax payments for dispositions.

We believe adjusted working capital (a non-GAAP measure calculated as accounts receivable, plus inventory, less accounts payable) provides a meaningful measure of our operational results by showing changes caused solely by revenue. Adjusted working capital from December 31, 2016 to June 30, 2017 increased $98.3 million in 2017, or 7.5%, to $1.4 billion, which reflected an increase of $91.6 million in inventory and an increase of $130.5 million in accounts receivable, partially offset by an increase in accounts payable of $123.8 million.

Investing Activities

Cash provided by or used in investing activities generally results from cash outflows for capital expenditures and acquisitions, offset by proceeds from sales of businesses and property, plant and equipment. For the six months ended June 30, 2017, we generated cash through investing activities of $30.6 million as compared to cash used of $495.3 million for the same period in 2016, driven mainly by the following factors:

•
Proceeds from sale of businesses: For the six months ended June 30, 2017, we generated cash of $121.2 million from the sale of businesses, of which $118.7 million was generated from the sale of PMI in the first quarter of 2017, as well as a working capital adjustment for our sale of Tipper Tie in the fourth quarter of 2016. For the six months ended June 30, 2016, we generated cash of $47.3 million from the sale of Texas Hydraulics.

•
Acquisitions: During the six months ended June 30, 2017, we acquired Caldera within the Engineered Systems segment for a cash consideration of $25.6 million. For the six months ended June 30, 2016, we deployed approximately $475.2 million, net, to acquire Tokheim, Fairbanks, and ProGauge within the Fluids segment.

•
Capital spending: Our capital expenditures increased $17.9 million during the six months ended June 30, 2017 compared to the six months ended June 30, 2016 due in part to increased investments in enterprise resource planning (ERP) infrastructure. We expect full year 2017 capital expenditures to approximate 2.4% of revenue.

We anticipate that capital expenditures and any acquisitions we make through the remainder of 2017 will be funded from available cash and internally generated funds and through the issuance of commercial paper, use of established lines of credit or public or private debt or equity markets, as necessary.

Financing Activities

Our cash flow from financing activities generally relates to the use of cash for the repurchase of our common stock and payments of dividends, offset by net borrowing activity and proceeds from the exercises of stock options. For the six months ended June 30, 2017 and 2016, we used cash totaling $309.6 million and generated cash totaling $50.8 million, respectively, for financing activities, with the activity primarily attributable to the following:

•
Commercial paper and notes payable: During the six months ended June 30, 2017, we repaid $157.4 million of commercial paper. For the six months ended June 30, 2016, commercial paper and notes payable increased by $185.6 million, as we borrowed $316.4 million to fund the acquisition of Tokheim. We subsequently utilized proceeds from the sale of Texas Hydraulics and internally generated cash to pay down $61.1 million of commercial paper, net of interim period borrowings.

•
Dividend payments: Dividends paid to shareholders during the six months ended June 30, 2017 totaled $137.2 million as compared to $131.3 million during the same period in 2016. Our dividends paid per common share increased 5% to $0.88 during the six months ended June 30, 2017 compared to $0.84 during the same period in 2016.

•
Net proceeds from the exercise of share-based awards: Proceeds from the exercise of share-based awards were $4.0 million during the six months ended June 30, 2016. With the adoption of Accounting Standards Update 2016-09, Compensation - Stock Compensation (Topic 718), this activity is reflected in operating activities for the six months ended June 30, 2017, and we have elected to reflect this cash flow presentation prospectively. Payments to settle tax obligations on these exercises increased $4.6 million compared to the prior year period.

Liquidity and Capital Resources

Free Cash Flow

In addition to measuring our cash flow generation and usage based upon the operating, investing and financing classifications included in the Condensed Consolidated Statements of Cash Flows, we also measure free cash flow (a non-GAAP measure) which represents net cash provided by operating activities minus capital expenditures, plus the add back of cash taxes paid for gains on dispositions (which reflect tax payments on disposition-related investing activities). We believe that free cash flow is an important measure of operating performance because it provides management and investors a measurement of cash generated from operations that is available for mandatory payment obligations and investment opportunities, such as funding acquisitions, paying dividends, repaying debt and repurchasing our common stock.

The following table reconciles our free cash flow to cash flow provided by operating activities:

	Six Months Ended June 30,
Free Cash Flow (dollars in thousands)	2017	2016
Cash flow provided by operating activities	$233,948	$341,281
Less: Capital expenditures	(90,594)	(72,652)
Plus: Cash taxes paid for gains on dispositions	42,955	435
Free cash flow	$186,309	$269,064

Free cash flow as a percentage of revenue	4.9%	8.1%

Free cash flow as a percentage of net earnings	55.4%	123.4%

For the six months ended June 30, 2017, we generated free cash flow of $186.3 million, representing 4.9% of revenue and 55.4% of net earnings. Free cash flow for the six months ended June 30, 2017 decreased $82.8 million compared to the prior year period, primarily due to lower cash flow provided by operations as a result of higher investments in working capital and higher capital expenditures, as previously noted. Based on historical performance, we are targeting to generate free cash flow of approximately 11% of revenue for the full year 2017.

Capitalization

We use commercial paper borrowings for general corporate purposes, including the funding of acquisitions and the repurchase of our common stock. We maintain a $1.0 billion, five-year, unsecured committed revolving credit facility (the "Credit Agreement")

with a syndicate of banks which will expire on November 10, 2020. The Credit Agreement is used primarily as liquidity back-up for our commercial paper program. We have not drawn down any loans under the facility nor do we anticipate doing so. Under the Credit Agreement, we are required to pay a facility fee and to maintain an interest coverage ratio of consolidated EBITDA to consolidated net interest expense of not less than 3.0 to 1.0. We were in compliance with this covenant and our other long-term debt covenants at June 30, 2017 and had a coverage ratio of 10.4 to 1.0. We are not aware of any potential impairment to our liquidity and expect to remain in compliance with all of our debt covenants.

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

At June 30, 2017, our cash and cash equivalents totaled $301.6 million, of which $248.6 million was held outside the United States. Cash and cash equivalents are invested in highly liquid investment-grade money market instruments and bank deposits with maturities of three months or less. We regularly invest cash in excess of near-term requirements in money market instruments or short-term investments, which consist of investment grade time deposits with original maturity dates at the time of purchase of no greater than three months.

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

Net Debt to Net Capitalization Ratio (dollars in thousands)	June 30, 2017	December 31, 2016
Current maturities of long-term debt	$353,065	$6,950
Commercial paper	253,900	407,600
Notes payable and current maturities of long-term debt	606,965	414,550
Long-term debt	2,925,472	3,206,637
Total debt	3,532,437	3,621,187
Less: Cash and cash equivalents	(301,588)	(349,146)
Net debt	3,230,849	3,272,041
Add: Stockholders' equity	4,072,434	3,799,746
Net capitalization	$7,303,283	$7,071,787
Net debt to net capitalization	44.2%	46.3%

Our net debt to net capitalization ratio decreased to 44.2% at June 30, 2017 from 46.3% at December 31, 2016. The decrease in this ratio was driven primarily by the $231.5 million increase in our net capitalization as a result of $336.3 million of current earnings offset by $88.8 million reduction in total debt, primarily due to the repayment of commercial paper.

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

Recent Accounting Standards

See Part 1, Notes to Condensed Consolidated Financial Statements, Note 18 — Recent Accounting Pronouncements.  The adoption of recent accounting standards as included in Note 18 — Recent Accounting Pronouncements in the Condensed Consolidated Financial Statements has not had and is not expected to have a significant impact on our revenue, earnings or liquidity.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There has been no significant change in our exposure to market risk during the six months ended June 30, 2017. For a discussion of our exposure to market risk, refer to Item 7A, "Quantitative and Qualitative Disclosures about Market Risk," contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 ("Form 10-K").

Item 4. Controls and Procedures

At the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2017.

During the second quarter of 2017, there were no changes in the Company’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

See Part I, Notes to Condensed Consolidated Financial Statements, Note 12 — Commitments and Contingent Liabilities.

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in our Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable.

(b)	Not applicable.

(c)
In January 2015, the Board of Directors approved a new standing share repurchase authorization, whereby the Company may repurchase up to 15,000,000 shares of its common stock over the following three years. No repurchases were made in the second quarter of 2017. As of June 30, 2017, the number of shares still available for repurchase under the January 2015 share repurchase authorization was 6,771,458.

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

101
The following materials from Dover Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 formatted in XBRL (eXtensible Business Reporting Language):  (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Statements of Comprehensive Earnings, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statement of Stockholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

DOVER CORPORATION

Date:	July 20, 2017	/s/ Brad M. Cerepak
Brad M. Cerepak
Senior Vice President & Chief Financial Officer
(Principal Financial Officer)

Date:	July 20, 2017	/s/ Carrie Anderson
Carrie Anderson
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

101
The following materials from Dover Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 formatted in XBRL (eXtensible Business Reporting Language):  (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Statements of Comprehensive Earnings, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statement of Stockholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements.