Form 10-Q
period 2017-09-30
DOVER Corp
filed 2017-10-19
CIK 29905

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

or

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

The number of shares outstanding of the Registrant’s common stock as of October 12, 2017 was 155,791,090.

Dover Corporation
Form 10-Q

Item 1. Financial Statements

DOVER CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenue	$2,006,275	$1,707,763	$5,812,998	$5,016,381
Cost of goods and services	1,261,942	1,075,975	3,658,045	3,164,116
Gross profit	744,333	631,788	2,154,953	1,852,265
Selling, general and administrative expenses	470,516	421,042	1,439,852	1,301,901
Operating earnings	273,817	210,746	715,101	550,364
Interest expense	35,453	33,789	108,794	100,886
Interest income	(1,761)	(795)	(6,679)	(4,021)
Gain on sale of businesses	—	—	(90,093)	(12,061)
Other expense (income), net	2,697	(3,424)	2,888	(7,739)
Earnings before provision for income taxes	237,428	181,176	700,191	473,299
Provision for income taxes	58,516	51,092	184,974	125,569
Net earnings	$178,912	$130,084	$515,217	$347,730
Net earnings per share:
Basic	$1.15	$0.84	$3.31	$2.24
Diluted	$1.14	$0.83	$3.27	$2.22
Weighted average shares outstanding:
Basic	155,757	155,300	155,668	155,182
Diluted	157,555	156,798	157,565	156,562
Dividends paid per common share	$0.47	$0.44	$1.35	$1.28

See Notes to Condensed Consolidated Financial Statements

DOVER CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net earnings	$178,912	$130,084	$515,217	$347,730
Other comprehensive earnings (loss), net of tax
Foreign currency translation adjustments:
Foreign currency translation gains (losses) during period	93,269	11,489	159,340	(21,734)
Reclassification of foreign currency translation losses to earnings upon sale of subsidiaries	—	—	3,875	—
Total foreign currency translation adjustments	93,269	11,489	163,215	(21,734)
Pension and other post-retirement benefit plans:
Amortization of actuarial losses included in net periodic pension cost	1,375	1,414	4,066	4,240
Amortization of prior service costs included in net periodic pension cost	700	1,042	2,104	3,122
Total pension and other post-retirement benefit plans	2,075	2,456	6,170	7,362
Changes in fair value of cash flow hedges:
Unrealized net losses arising during period	(192)	(282)	(1,989)	(493)
Net (gains) losses reclassified into earnings	(271)	(36)	(329)	131
Total cash flow hedges	(463)	(318)	(2,318)	(362)
Other	272	240	31	1,632
Other comprehensive earnings (loss)	95,153	13,867	167,098	(13,102)
Comprehensive earnings	$274,065	$143,951	$682,315	$334,628

See Notes to Condensed Consolidated Financial Statements

DOVER CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	September 30, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$322,039	$349,146
Receivables, net of allowances of $35,565 and $22,015	1,446,556	1,265,201
Inventories	982,196	870,487
Prepaid and other current assets	117,980	104,357
Total current assets	2,868,771	2,589,191
Property, plant and equipment, net	1,012,765	945,670
Goodwill	4,633,749	4,562,677
Intangible assets, net	1,741,130	1,802,923
Other assets and deferred charges	236,975	215,530
Total assets	$10,493,390	$10,115,991
Liabilities and Stockholders' Equity
Current liabilities:
Notes payable and current maturities of long-term debt	$484,088	$414,550
Accounts payable	976,257	830,318
Accrued compensation and employee benefits	250,780	226,440
Accrued insurance	102,113	96,062
Other accrued expenses	335,239	332,595
Federal and other income taxes	18,779	40,353
Total current liabilities	2,167,256	1,940,318
Long-term debt	2,985,048	3,206,637
Deferred income taxes	610,495	710,173
Other liabilities	454,901	459,117
Stockholders' equity:
Total stockholders' equity	4,275,690	3,799,746
Total liabilities and stockholders' equity	$10,493,390	$10,115,991

See Notes to Condensed Consolidated Financial Statements

DOVER CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)
(Unaudited)

	Common Stock $1 Par Value	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balance at December 31, 2016	$256,538	$946,755	$(4,972,016)	$7,927,795	$(359,326)	$3,799,746
Net earnings	—	—	—	515,217	—	515,217
Dividends paid	—	—	—	(210,549)	—	(210,549)
Common stock issued for the exercise of share-based awards	358	(14,170)	—	—	—	(13,812)
Stock-based compensation expense	—	21,810	—	—	—	21,810
Other comprehensive earnings, net of tax	—	—	—	—	167,098	167,098
Other, net	—	(3,820)	—	—	—	(3,820)
Balance at September 30, 2017	$256,896	$950,575	$(4,972,016)	$8,232,463	$(192,228)	$4,275,690

See Notes to Condensed Consolidated Financial Statements

DOVER CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2017	2016
Operating Activities:
Net earnings	$515,217	$347,730
Adjustments to reconcile net earnings to cash from operating activities:
Depreciation and amortization	293,880	263,421
Stock-based compensation expense	21,810	17,791
Gain on sale of assets	(1,214)	(3,466)
Gain on sale of businesses	(90,093)	(11,228)
Cash effect of changes in assets and liabilities:
Accounts receivable, net	(127,004)	(31,791)
Inventories	(92,853)	(21,223)
Prepaid expenses and other assets	(7,534)	(15,932)
Accounts payable	103,926	38,582
Accrued compensation and employee benefits	8,008	(15,999)
Accrued expenses and other liabilities	(41,136)	23,076
Accrued and deferred taxes, net	(51,106)	8,565
Other, net	(29,936)	(26,580)
Net cash provided by operating activities	501,965	572,946
Investing Activities:
Additions to property, plant and equipment	(150,149)	(115,768)
Acquisitions, net of cash and cash equivalents acquired	(25,568)	(501,828)
Proceeds from sale of property, plant and equipment	8,606	9,971
Proceeds from sale of businesses	121,175	47,300
Other	21,151	(1,057)
Net cash used in investing activities	(24,785)	(561,382)
Financing Activities:
Proceeds from exercise of share-based awards, including tax benefits	—	6,828
Change in commercial paper and notes payable	(279,927)	355,275
Dividends paid to stockholders	(210,549)	(199,759)
Payments to settle employee tax obligations on exercise of share-based awards	(13,812)	(13,024)
Other	(2,912)	—
Net cash (used in) provided by financing activities	(507,200)	149,320
Effect of exchange rate changes on cash and cash equivalents	2,913	(8,314)
Net (decrease) increase in cash and cash equivalents	(27,107)	152,570
Cash and cash equivalents at beginning of period	349,146	362,185
Cash and cash equivalents at end of period	$322,039	$514,755

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

2016 Acquisitions

During the nine months ended September 30, 2016, the Company acquired four businesses within the Fluids and Engineered Systems segments for $501,828, net of cash acquired. The Company recorded goodwill of $314,633 and intangible assets of $208,838, primarily related to customer intangibles. The goodwill is non-deductible for U.S. federal income tax purposes. The intangible assets are being amortized over 8 to 15 years.

The goodwill identified by these acquisitions reflect the benefits expected to be derived from product line expansion and operational synergies.

The Company has substantially completed the purchase price allocation for the 2017 and 2016 acquisitions. As additional information is obtained about these assets and liabilities within the measurement period (not to exceed one year from the date of acquisition), the Company will refine its estimates of fair value to allocate the purchase price more accurately. Purchase price allocation adjustments may arise through working capital adjustments, asset appraisals or to reflect additional facts and circumstances in existence as of the acquisition date. Identified measurement period adjustments will be recorded, including any related impacts to net earnings, in the reporting period in which the adjustments are determined and may be significant. See Note 6 — Goodwill and Other Intangible Assets for purchase price adjustments.

Pro Forma Information

The following unaudited pro forma information illustrates the impact of 2017 and 2016 acquisitions on the Company’s revenue and earnings from operations for the three and nine months ended September 30, 2017 and 2016, respectively. In the year 2016, the Company acquired six businesses in separate transactions for total net consideration of $1,562 million. During the measurement period, we recorded working capital adjustments which resulted in final net cash consideration of $1,554 million.

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

The proforma effects for the three and nine months ended September 30, 2017 and 2016 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenue:
As reported	$2,006,275	$1,707,763	$5,812,998	$5,016,381
Pro forma	2,006,275	1,897,781	5,816,109	5,596,612
Earnings:
As reported	$178,912	$130,084	$515,217	$347,730
Pro forma	178,912	136,681	515,668	371,900
Basic earnings per share:
As reported	$1.15	$0.84	$3.31	$2.24
Pro forma	1.15	0.88	3.31	2.40
Diluted earnings per share:
As reported	$1.14	$0.83	$3.27	$2.22
Pro forma	1.14	0.87	3.27	2.38

3. Disposed Operations

2017

On February 14, 2017, the Company completed the sale of Performance Motorsports International ("PMI"), a wholly owned subsidiary of the Company that manufactures pistons and other engine related components serving the motorsports and powersports markets. Total consideration for the transaction was $147,313, including cash proceeds of $118,706. We recognized a pre-tax gain on sale of $88,402 for the nine months ended September 30, 2017 within the Condensed Consolidated Statements of Earnings and recorded a 25% equity method investment at fair value of $18,607 as well as a subordinated note receivable of $10,000.

2016

On February 17, 2016, the Company completed the sale of Texas Hydraulics ("THI"), a wholly owned subsidiary of the Company, a custom manufacturer of fluid power components. Upon disposal of THI, the Company recognized total consideration of $47,300, which resulted in a pre-tax gain on sale of $11,853 included within the Condensed Consolidated Statements of Earnings and within the Engineered Systems Segment for the nine months ended September 30, 2016.

On September 30, 2016, the Company entered into a definitive agreement to sell Tipper Tie, a wholly owned subsidiary, for total consideration of approximately $160,000. Tipper Tie was subsequently sold in the fourth quarter. Tipper Tie is a global supplier of processing and clip packaging machines and was included in the results of the Refrigeration & Food Equipment segment.

These disposals did not represent a strategic shift in operations and, therefore, did not qualify for presentation as discontinued operations.

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated) (Unaudited)

4. Inventories

	September 30, 2017	December 31, 2016
Raw materials	$476,158	$428,286
Work in progress	170,026	138,652
Finished goods	461,522	409,314
Subtotal	1,107,706	976,252
Less reserves	(125,510)	(105,765)
Total	$982,196	$870,487

5. Property, Plant and Equipment, net

	September 30, 2017	December 31, 2016
Land	$72,514	$68,575
Buildings and improvements	633,137	597,523
Machinery, equipment and other	1,930,667	1,802,832
Property, plant and equipment, gross	2,636,318	2,468,930
Total accumulated depreciation	(1,623,553)	(1,523,260)
Property, plant and equipment, net	$1,012,765	$945,670

Depreciation expense totaled $49,986 and $42,786 for the three months ended September 30, 2017 and 2016, respectively. For the nine months ended September 30, 2017 and 2016, depreciation expense was $141,029 and $132,316, respectively.

6. Goodwill and Other Intangible Assets

The changes in the carrying value of goodwill by reportable operating segments were as follows:

	Engineered Systems	Fluids	Refrigeration & Food Equipment	Energy	Total
Balance at December 31, 2016	$1,567,216	$1,413,508	$536,179	$1,045,774	$4,562,677
Acquisitions	24,649	—	—	—	24,649
Purchase price adjustments	6,826	(40,985)	—	—	(34,159)
Disposition of business	(27,793)	—	—	—	(27,793)
Foreign currency translation	60,241	41,191	811	6,132	108,375
Balance at September 30, 2017	$1,631,139	$1,413,714	$536,990	$1,051,906	$4,633,749

During the nine months ended September 30, 2017, the Company recognized additions of $24,649 to goodwill as a result of the Caldera acquisition as discussed in Note 2 — Acquisitions. The Company recorded $34,159 in adjustments for goodwill related to purchase price adjustments principally for deferred tax liabilities and working capital adjustments for the 2016 acquisitions.

As noted in Note 3 — Disposed Operations, the Company completed the sale of PMI during the nine months ended September 30, 2017. As a result of this sale, the Engineered Systems segment goodwill balance was reduced by $27,793.

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

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated) (Unaudited)

The Company’s definite-lived and indefinite-lived intangible assets by major asset class were as follows:

	September 30, 2017			December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets:
Customer intangibles	$2,019,947	$843,825	$1,176,122	$1,942,974	$718,135	$1,224,839
Trademarks	254,217	71,640	182,577	246,619	56,455	190,164
Patents	161,904	129,174	32,730	157,491	119,828	37,663
Unpatented technologies	163,034	77,561	85,473	155,752	64,648	91,104
Distributor relationships	124,215	51,918	72,297	113,463	44,914	68,549
Drawings & manuals	35,967	22,202	13,765	37,744	23,114	14,630
Other	34,803	22,455	12,348	31,632	21,184	10,448
Total	2,794,087	1,218,775	1,575,312	2,685,675	1,048,278	1,637,397
Unamortized intangible assets:
Trademarks	165,818	—	165,818	165,526	—	165,526
Total intangible assets, net	$2,959,905	$1,218,775	$1,741,130	$2,851,201	$1,048,278	$1,802,923

Amortization expense was $50,878 and $43,937 for the three months ended September 30, 2017 and 2016, respectively. For the nine months ended September 30, 2017 and 2016, amortization expense was $152,851 and $131,105, respectively.

7. Restructuring Activities

The Company's restructuring charges by segment were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Engineered Systems	$792	$1,293	$2,611	$4,033
Fluids	2,346	1,139	6,643	9,129
Refrigeration & Food Equipment	1,161	146	2,710	219
Energy	231	5,170	422	17,196
Corporate	—	—	—	757
Total	$4,530	$7,748	$12,386	$31,334

These amounts are classified in the Condensed Consolidated Statements of Earnings as follows:
Cost of goods and services	$1,824	$2,771	$6,058	$12,951
Selling, general and administrative expenses	2,706	4,977	6,328	18,383
Total	$4,530	$7,748	$12,386	$31,334

The restructuring expenses of $4,530 and $12,386 incurred during the three and nine months ended September 30, 2017, respectively, were related to restructuring programs initiated during 2017 and 2016. These programs are designed to better align the Company's costs and operations with current market conditions through targeted facility consolidations, headcount reductions and other measures to further optimize operations. The Company expects the programs currently underway to be substantially completed in the next 12 to 18 months.

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated) (Unaudited)

The $4,530 of restructuring charges incurred during the third quarter of 2017 primarily included the following items:

•	The Engineered Systems segment recorded $792 of restructuring charges related to headcount reductions primarily within the Printing and Identification platform.

•	The Fluids segment recorded $2,346 of restructuring charges principally related to headcount reductions and facility consolidations primarily within its Fueling & Transport businesses.

•	The Refrigeration & Food Equipment segment recorded $1,161 of restructuring charges principally related to headcount reductions primarily within its Refrigeration businesses.

The Company’s severance and exit accrual activities were as follows:

	Severance	Exit	Total
Balance at December 31, 2016	$10,908	$1,439	$12,347
Restructuring charges	10,617	1,769	12,386
Payments	(13,358)	(2,812)	(16,170)
Foreign currency translation	890	91	981
Other, including write-offs of fixed assets	(470)	166	(304)
Balance at September 30, 2017	$8,587	$653	$9,240

8. Borrowings

Borrowings consisted of the following:

	September 30, 2017	December 31, 2016
Short-term
Current portion of long-term debt and short-term borrowings	$351,588	$6,950
Commercial paper	132,500	407,600
Notes payable and current maturities of long-term debt	$484,088	$414,550

		Carrying amount (1)
	Principal	September 30, 2017	December 31, 2016
Long-term
5.45% 10-year notes due March 15, 2018	$350,000	$349,820	$349,502
2.125% 7-year notes due December 1, 2020 (euro-denominated)	€300,000	353,891	311,851
4.30% 10-year notes due March 1, 2021	$450,000	448,739	448,458
3.150% 10-year notes due November 15, 2025	$400,000	394,526	394,042
1.25% 10-year notes due November 9, 2026 (euro-denominated)	€600,000	700,094	616,893
6.65% 30-year debentures due June 1, 2028	$200,000	198,929	198,830
5.375% 30-year debentures due October 15, 2035	$300,000	295,499	295,316
6.60% 30-year notes due March 15, 2038	$250,000	247,685	247,593
5.375% 30-year notes due March 1, 2041	$350,000	343,531	343,323
Other		2,777	1,969
Total debt		3,335,491	3,207,777
Less long-term debt current portion		(350,443)	(1,140)
Net long-term debt		$2,985,048	$3,206,637
(1) Carrying amount is net of unamortized debt discount and deferred debt issuance costs. Total unamortized debt discounts were
$18.0 million and $18.8 million as of September 30, 2017 and December 31, 2016, respectively. Total deferred debt issuance costs were $15.4 million and $16.5 million as of September 30, 2017 and December 31, 2016, respectively.

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated) (Unaudited)

On March 15, 2018, the outstanding 5.45% notes with a principal value of $350.0 million will mature. These notes have been classified as a current maturity of long-term debt as of September 30, 2017.

The Company maintains a $1.0 billion five-year unsecured revolving credit facility (the "Credit Agreement") with a syndicate of banks which expires on November 10, 2020. The Company was in compliance with all covenants in the Credit Agreement and other long-term debt covenants at September 30, 2017 and had a coverage ratio of 10.8 to 1.0. The Company uses the Credit Agreement as liquidity back-up for its commercial paper program and has not drawn down any loans under the facility and does not anticipate doing so. The Company generally uses commercial paper borrowings for general corporate purposes, funding of acquisitions and repurchases of its common stock.

As of September 30, 2017, the Company had approximately $138,355 outstanding in letters of credit and performance and other guarantees which expire on various dates in 2017 through 2039. These letters of credit are primarily maintained as security for insurance, warranty and other performance obligations. In general, we would only be liable for the amount of these guarantees in the event of default in the performance of our obligations, the probability of which we believe is remote.

9. Financial Instruments

Derivatives

The Company is exposed to market risk for changes in foreign currency exchange rates due to the global nature of its operations and certain commodity risks. In order to manage these risks, the Company has hedged portions of its forecasted sales and purchases to occur within the next twelve months that are denominated in non-functional currencies, with currency forward contracts designated as cash flow hedges. At September 30, 2017 and December 31, 2016, the Company had contracts with U.S. dollar equivalent notional amounts of $90,647 and $59,932, respectively, to exchange foreign currencies, principally the Chinese Yuan, Pound Sterling, Swedish Krona, Euro, Canadian Dollar and Swiss Franc. The Company believes it is probable that all forecasted cash flow transactions will occur.

In addition, the Company had outstanding contracts with a total notional amount of $67,243 and $56,189 as of September 30, 2017 and December 31, 2016, respectively, that are not designated as hedging instruments. These instruments are used to reduce the Company's exposure for operating receivables and payables that are denominated in non-functional currencies. Gains and losses on these contracts are recorded in Other expense (income), net in the Condensed Consolidated Statements of Earnings.

The following table sets forth the fair values of derivative instruments held by the Company as of September 30, 2017 and December 31, 2016 and the balance sheet lines in which they are recorded:

	Fair Value Asset (Liability)
	September 30, 2017	December 31, 2016	Balance Sheet Caption
Foreign currency forward	$428	$1,058	Prepaid / Other current assets
Foreign currency forward	(2,252)	(705)	Other accrued expenses

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

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated) (Unaudited)

Condensed Consolidated Statements of Comprehensive Earnings to offset changes in the value of the net investment in euro-denominated operations.

Amounts recognized in Other comprehensive earnings (loss) for the gains (losses) on net investment hedges were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Loss on euro-denominated debt	$(58,419)	$(6,058)	$(124,258)	$(7,723)
Tax benefit	20,446	2,119	43,490	2,702
Net loss on net investment hedges, net of tax	$(37,973)	$(3,939)	$(80,768)	$(5,021)

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

The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis as of September 30, 2017 and December 31, 2016:

	September 30, 2017	December 31, 2016
	Level 2	Level 2
Assets:
Foreign currency cash flow hedges	$428	$1,058
Liabilities:
Foreign currency cash flow hedges	2,252	705

In addition to fair value disclosure requirements related to financial instruments carried at fair value, accounting standards require interim disclosures regarding the fair value of all of the Company’s financial instruments.

The estimated fair value of long-term debt, net at September 30, 2017, and December 31, 2016 was $3,334,722 and $3,534,553, respectively, compared to the carrying value of $3,335,491 and $3,207,777, respectively. The estimated fair value of long-term debt is based on quoted market prices for similar instruments and is, therefore, classified as Level 2 within the fair value hierarchy.

The carrying values of cash and cash equivalents, trade receivables, accounts payable and notes payable are reasonable estimates of their fair values as of September 30, 2017, and December 31, 2016 due to the short-term nature of these instruments.

10. Income Taxes

The effective tax rates for the three months ended September 30, 2017 and 2016 were 24.6% and 28.2%, respectively. The decrease in the effective tax rate for the three months ended September 30, 2017 relative to the prior comparable period is principally due to a discrete tax benefit in 2017.

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated) (Unaudited)

The discrete items for the three months ended September 30, 2017 primarily resulted from the settlement of a foreign audit partially offset by adjustments to the provision based on filed tax returns. The discrete items for the three months ended September 30, 2016 principally resulted from the adjustment of the tax accounts to the U.S. tax return as filed.

The effective tax rates for the nine months ended September 30, 2017 and 2016 were 26.4% and 26.5%, respectively. The comparable effective tax rate for the nine months ended September 30, 2017 relative to the prior comparable period is primarily due to the benefit from the revaluation of deferred tax balances as a result of a tax rate reduction in a non U.S. jurisdiction in 2016 as compared to the foreign audit settlement in 2017.

For the nine months ended September 30, 2017, stock-based compensation excess tax benefits of $5,609 were reflected in the Condensed Consolidated Statement of Earnings as a component of the provision for income taxes as a result of adopting Accounting Standards Update ("ASU") 2016-09, Compensation Stock Compensation (Topic 718). See Note 18 — Recent Accounting Pronouncements regarding the adoption of the standard.

Dover and its subsidiaries file tax returns in the U.S., including various state and local returns and in other foreign jurisdictions.  We believe adequate provision has been made for all income tax uncertainties. The Company is routinely audited by taxing authorities in its filing jurisdictions, and a number of these audits are currently underway. The Company believes that within the next twelve months uncertain tax positions may be resolved and statutes of limitations will expire, which could result in a decrease in the gross amount of unrecognized tax benefits of approximately zero to $32,127.

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

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated) (Unaudited)

The fair value and average attainment used in determining stock-based compensation cost for the performance shares issued in 2017 and 2016 is as follows for the nine months ended September 30, 2017:

	Performance shares
	2017	2016
Fair value per share at date of grant	$79.28	$57.25
Average attainment rate reflected in expense	139.95%	11.99%

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

Stock-based compensation is reported within Selling, general and administrative expenses in the accompanying Condensed Consolidated Statements of Earnings. The following table summarizes the Company’s compensation expense relating to all stock-based incentive plans:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Pre-tax stock-based compensation expense	$4,341	$3,431	$21,810	$17,791
Tax benefit	(1,436)	(1,192)	(7,623)	(6,272)
Total stock-based compensation expense, net of tax	$2,905	$2,239	$14,187	$11,519

On January 1, 2017, the Company adopted ASU 2016-09, Compensation: Stock Compensation (Topic 718). See Note 18 — Recent Accounting Pronouncements for further details.

12. Commitments and Contingent Liabilities

Litigation

A few of the Company’s subsidiaries are involved in legal proceedings relating to the cleanup of waste disposal sites identified under federal and state statutes that provide for the allocation of such costs among "potentially responsible parties." In each instance, the extent of the Company’s liability appears to be very small in relation to the total projected expenditures and the number of other "potentially responsible parties" involved and is anticipated to be immaterial to the Company. In addition, a few of the Company’s subsidiaries are involved in ongoing remedial activities at certain current and former plant sites, in cooperation with regulatory agencies, and appropriate reserves have been established. At September 30, 2017 and December 31, 2016, the Company has reserves totaling $33,366 and $29,959, respectively, for environmental and other matters, including private party claims for exposure to hazardous substances that are probable and estimable.

The Company and certain of its subsidiaries are also parties to a number of other legal proceedings incidental to their businesses. These proceedings primarily involve claims by private parties alleging injury arising out of use of the Company’s products, patent infringement, employment matters, and commercial disputes. Management and legal counsel, at least quarterly, review the probable outcome of such proceedings, the costs and expenses reasonably expected to be incurred and currently accrued to-date, and the availability and extent of insurance coverage. The Company has reserves for legal matters that are probable and estimable and not otherwise covered by insurance, and at September 30, 2017 and December 31, 2016, these reserves were not significant. While it is not possible at this time to predict the outcome of these legal actions, in the opinion of management, based on the aforementioned reviews, the Company is not currently involved in any legal proceedings which, individually or in the aggregate, could have a material effect on its financial position, results of operations, or cash flows.

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated) (Unaudited)

Warranty Accruals

Estimated warranty program claims are provided for at the time of sale of the Company's products. Amounts provided for are based on historical costs and adjusted for new claims and are included within Other accrued expenses and Other liabilities in the Consolidated Balance Sheet. The changes in the carrying amount of product warranties through September 30, 2017 and 2016 were as follows:

	2017	2016
Beginning Balance, December 31 of the Prior Year	$84,997	$44,466
Provision for warranties	48,537	44,752
Settlements made	(56,066)	(39,307)
Other adjustments, including acquisitions and currency translation	853	2,103
Ending Balance, September 30	$78,321	$52,014

During the fourth quarter of 2016, the Company determined that there was a quality issue with a product component part in the Fluids segment and voluntarily reported this issue to the U.S. Consumer Product Safety Commission (“CPSC”). During the first quarter of 2017, the Company announced a voluntary recall of the product in collaboration with the CPSC. At December 31, 2016, the Company recorded a warranty accrual of $23,150 in Other liabilities in the Consolidated Balance Sheet to cover the estimated costs of the recall. At September 30, 2017, the warranty accrual is included in Other accrued expenses and was reduced to $14,394 reflecting payments made against the accrual.

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

The following tables set forth the components of the Company’s net periodic expense relating to retirement benefit plans:

Qualified Defined Benefits

	Three Months Ended September 30,				Nine Months Ended September 30,
	U.S. Plan		Non-U.S. Plans		U.S. Plan		Non-U.S. Plans
	2017	2016	2017	2016	2017	2016	2017	2016
Service cost	$3,021	$3,478	$1,399	$1,389	$9,063	$10,435	$4,059	$4,167
Interest cost	5,429	5,762	1,332	1,334	16,288	17,285	3,881	4,103
Expected return on plan assets	(9,953)	(9,698)	(1,885)	(1,899)	(29,859)	(29,095)	(5,522)	(5,821)
Amortization:
Prior service cost (credit)	107	184	(115)	(100)	320	550	(337)	(299)
Recognized actuarial loss	1,396	1,610	894	670	4,187	4,828	2,599	2,010
Transition obligation	—	—	1	1	—	—	3	3
Net periodic expense	$—	$1,336	$1,626	$1,395	$(1)	$4,003	$4,683	$4,163

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated) (Unaudited)

Non-Qualified Supplemental Benefits

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Service cost	$619	$740	$1,855	$2,219
Interest cost	1,019	1,317	3,057	3,951
Amortization:
Prior service cost	1,103	1,567	3,308	4,700
Recognized actuarial gain	(298)	(141)	(894)	(421)
Net periodic expense	$2,443	$3,483	$7,326	$10,449

Post-Retirement Benefit Plans

The Company also maintains post-retirement benefit plans, although these plans are closed to new entrants. The supplemental and post-retirement benefit plans are supported by the general assets of the Company. The following table sets forth the components of the Company’s net periodic expense relating to its post-retirement benefit plans:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Service cost	$8	$13	$25	$39
Interest cost	74	105	220	314
Amortization:
Prior service cost (credit)	2	(35)	6	(107)
Recognized actuarial gain	(41)	(58)	(121)	(177)
Net periodic expense	$43	$25	$130	$69

The total amount amortized out of accumulated other comprehensive earnings into net periodic pension and post-retirement expense totaled $3,049 and $3,698 for the three months ended September 30, 2017 and 2016, respectively, and $9,071 and $11,087 for the nine months ended September 30, 2017 and 2016, respectively.

Defined Contribution Retirement Plans

The Company also offers defined contribution retirement plans which cover the majority of its U.S. employees, as well as employees in certain other countries. The Company’s expense relating to defined contribution plans was $9,569 and $8,153 for the three months ended September 30, 2017 and 2016, respectively, and $31,766 and $26,310 for the nine months ended September 30, 2017 and 2016.

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated) (Unaudited)

14. Other Comprehensive Earnings

The amounts recognized in other comprehensive earnings (loss) were as follows:

	Three Months Ended			Three Months Ended
	September 30, 2017			September 30, 2016
	Pre-tax	Tax	Net of tax	Pre-tax	Tax	Net of tax
Foreign currency translation adjustments	$72,823	$20,446	$93,269	$9,370	$2,119	$11,489
Pension and other post-retirement benefit plans	3,049	(974)	2,075	3,698	(1,242)	2,456
Changes in fair value of cash flow hedges	(712)	249	(463)	(488)	170	(318)
Other	309	(37)	272	269	(29)	240
Total other comprehensive earnings	$75,469	$19,684	$95,153	$12,849	$1,018	$13,867

	Nine Months Ended			Nine Months Ended
	September 30, 2017			September 30, 2016
	Pre-tax	Tax	Net of tax	Pre-tax	Tax	Net of tax
Foreign currency translation adjustments	$119,725	$43,490	$163,215	$(24,436)	$2,702	$(21,734)
Pension and other post-retirement benefit plans	9,071	(2,901)	6,170	11,087	(3,725)	7,362
Changes in fair value of cash flow hedges	(3,566)	1,248	(2,318)	(557)	195	(362)
Other	35	(4)	31	1,853	(221)	1,632
Total other comprehensive earnings (loss)	$125,265	$41,833	$167,098	$(12,053)	$(1,049)	$(13,102)

Total comprehensive earnings were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net earnings	$178,912	$130,084	$515,217	$347,730
Other comprehensive earnings (loss)	95,153	13,867	167,098	(13,102)
Comprehensive earnings	$274,065	$143,951	$682,315	$334,628

Amounts reclassified from accumulated other comprehensive (loss) to earnings during the three and nine months ended September 30, 2017 and 2016 were as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2017		2016	2017	2016
Foreign currency translation:
Reclassification of foreign currency translation losses to earnings from sale of a subsidiary	$—		$—	$3,875	$—
Tax benefit	—	—	—	—	—
Net of tax	$—		$—	$3,875	$—
Pension and other postretirement benefit plans:
Amortization of actuarial losses	$1,951		$2,082	$5,771	$6,243
Amortization of prior service costs	1,098		1,616	3,300	4,844
Total before tax	3,049		3,698	9,071	11,087
Tax benefit	(974)		(1,242)	(2,901)	(3,725)
Net of tax	$2,075		$2,456	$6,170	$7,362
Cash flow hedges:
Net (gains) losses reclassified into earnings	$(417)		$(55)	$(506)	$201
Tax expense (benefit)	146		19	177	(70)
Net of tax	$(271)		$(36)	$(329)	$131

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated) (Unaudited)

The Company recognizes net periodic pension cost, which includes amortization of net actuarial gains and losses and prior service costs, in both Selling, general and administrative expenses and Cost of goods and services within the Condensed Consolidated Statements of Earnings, depending on the functional area of the underlying employees included in the plans.

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

15. Segment Information

The Company categorizes its operating companies into four distinct reportable segments. Segment financial information and a reconciliation of segment results to consolidated results is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenue:
Engineered Systems	$645,832	$570,562	$1,908,897	$1,739,989
Fluids	562,818	412,822	1,641,272	1,217,722
Refrigeration & Food Equipment	438,788	451,328	1,221,926	1,243,966
Energy	359,298	273,248	1,042,554	815,486
Intra-segment eliminations	(461)	(197)	(1,651)	(782)
Total consolidated revenue	$2,006,275	$1,707,763	$5,812,998	$5,016,381
Earnings:
Segment earnings: (1)
Engineered Systems	$98,348	$97,240	$379,566	$295,022
Fluids	87,164	66,178	213,361	166,258
Refrigeration & Food Equipment	65,413	64,111	164,804	165,502
Energy	51,936	13,279	146,995	24,448
Total segment earnings	302,861	240,808	904,726	651,230
Corporate expense / other (2)	31,741	26,638	102,420	81,066
Interest expense	35,453	33,789	108,794	100,886
Interest income	(1,761)	(795)	(6,679)	(4,021)
Earnings before provision for income taxes	237,428	181,176	700,191	473,299
Provision for income taxes	58,516	51,092	184,974	125,569
Net earnings	$178,912	$130,084	$515,217	$347,730

(1)	Segment earnings includes non-operating income and expense directly attributable to the segments. Non-operating income and expense includes gain on sale of businesses and other expense (income), net.

(2)
Certain expenses are maintained at the corporate level and not allocated to the segments. These expenses include executive and functional compensation costs, non-service pension costs, non-operating insurance expenses, shared business services costs and various administrative expenses relating to the corporate headquarters.

16. Share Repurchases

In January 2015, the Board of Directors approved a standing share repurchase authorization, whereby the Company may repurchase up to 15,000,000 shares of its common stock over the following three years. This plan replaced all previously authorized repurchase programs. During the nine months ended September 30, 2017 and 2016, the Company repurchased no shares of common stock under the January 2015 authorization. As of September 30, 2017, there were 6,771,458 shares available for repurchase under the authorization.

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated) (Unaudited)

17. Earnings per Share

The following table sets forth a reconciliation of the information used in computing basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net earnings	$178,912	$130,084	$515,217	$347,730
Basic earnings per common share:
Net earnings	$1.15	$0.84	$3.31	$2.24
Weighted average shares outstanding	155,757,000	155,300,000	155,668,000	155,182,000
Diluted earnings per common share:
Net earnings	$1.14	$0.83	$3.27	$2.22
Weighted average shares outstanding	157,555,000	156,798,000	157,565,000	156,562,000

The following table is a reconciliation of the share amounts used in computing earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Weighted average shares outstanding - Basic	155,757,000	155,300,000	155,668,000	155,182,000
Dilutive effect of assumed exercise of SARs and vesting of performance shares and RSUs	1,798,000	1,498,000	1,897,000	1,380,000
Weighted average shares outstanding - Diluted	157,555,000	156,798,000	157,565,000	156,562,000

Diluted earnings per share amounts are computed using the weighted average number of common shares outstanding and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise of SARs and vesting of performance shares and RSUs, as determined using the treasury stock method.

The weighted average number of anti-dilutive potential common shares excluded from the calculation above were approximately 87,000 and 21,000 for the three months ended September 30, 2017 and 2016, respectively, and 37,000 and 31,000 for the nine months ended September 30, 2017 and 2016, respectively.

18. Recent Accounting Pronouncements

Recently Issued Accounting Standards

The following standards, issued by the Financial Accounting Standards Board ("FASB"), will, or are expected to, result in a change in practice and/or have a financial impact to the Company’s Consolidated Financial Statements:

In August 2017, the FASB issued Accounting Standards Update ("ASU") 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. This ASU provides new guidance about income statement classification and eliminates the requirement to separately measure and report hedge ineffectiveness. The entire change in fair value for qualifying hedge instruments included in the effectiveness will be recorded in other comprehensive income (OCI) and amounts deferred in OCI will be reclassified to earnings in the same income statement line item in which the earnings effect of the hedged item is reported. The guidance is effective for interim and annual periods for the Company on January 1, 2019, with early adoption permitted. The Company does not expect the adoption of this ASU to have a material impact on its Consolidated Financial Statements.

In March 2017, the FASB issued ASU 2017-07, Compensation-Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. This ASU changes the income statement presentation of defined benefit and post-retirement benefit plan expense by requiring separation between operating expense (service cost component of net periodic benefit expense) and non-operating expense (all other components of net periodic benefit expense, including interest cost, amortization of prior service cost, curtailments and settlements, etc.). The operating expense component is reported with similar compensation costs while the non-operating components are reported outside of operating income. The guidance is effective

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated) (Unaudited)

for interim and annual periods for the Company on January 1, 2018. The Company does not expect the adoption of this ASU to have a material impact on its Consolidated Financial Statements.

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

The Company commenced its assessment of ASU 2014-09 during the second half of 2015 and developed a project plan to guide the implementation. We made progress on this project plan including analyzing the ASU’s impact on the Company's contract portfolio, surveying the Company's businesses and discussing the various revenue streams, completing contract reviews, comparing its historical accounting policies and practices to the requirements of the new guidance, identifying potential differences from applying the requirements of the new guidance to its contracts and updating and providing training on its accounting policy. The Company has also made progress in evaluating new disclosure requirements and identifying and implementing appropriate changes to its business processes, systems and controls to support recognition and disclosure under the new guidance. The Company expects to adopt this new guidance using the modified retrospective method that will result in a cumulative effect adjustment as of the date of adoption. The Company does not expect the adoption of this ASU to have a material impact on its Consolidated Financial Statements.

Recently Adopted Accounting Standards

In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The amended guidance simplifies the accounting for goodwill impairment for all entities by eliminating the requirement to perform a hypothetical purchase price allocation. A goodwill impairment charge will now be recognized for the amount by which the carrying value of a reporting unit exceeds its fair value, not to exceed the carrying amount of goodwill. The Company early adopted this guidance on January 1, 2017 as its annual impairment test is performed after January 1, 2017. The adoption of this ASU did not have a material impact on the Company's Consolidated Financial Statements.

DOVER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated) (Unaudited)

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The ASU changes how companies account for certain aspects of share-based payment awards to employees, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as the classification of related matters in the statement of cash flows. The adoption of the new standard resulted in the recognition of excess tax benefits in our provision for income taxes within the Condensed Consolidated Statements of Earnings rather than paid-in capital of $5,609 for the nine months ended September 30, 2017. Additionally, our Condensed Consolidated Statement of Cash Flows now present excess tax benefits as an operating activity, adjusted prospectively. Finally, the Company elected to continue to estimate forfeitures based on historical data and recognizes forfeiture compensation expense over the vesting period of the award. The Company adopted this guidance on January 1, 2017.

In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 340): Simplifying the Measurement of Inventory. Under this guidance, entities utilizing the first-in first-out ("FIFO") or average cost method should measure inventory at the lower of cost or net realizable value, whereas net realizable value is defined as the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. The Company adopted this guidance on January 1, 2017. The adoption of this ASU did not have a material impact to the Company's Consolidated Financial Statements.

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

The following table shows the percentage of total revenue and segment earnings generated by each of our four segments for the three months ended September 30, 2017 and 2016:

	Revenue		Segment Earnings
	Three Months Ended September 30,		Three Months Ended September 30,
	2017	2016	2017	2016
Engineered Systems	32.2%	33.4%	32.5%	40.4%
Fluids	28.0%	24.2%	28.8%	27.5%
Refrigeration & Food Equipment	21.9%	26.4%	21.6%	26.6%
Energy	17.9%	16.0%	17.1%	5.5%

In the third quarter of 2017, revenue of $2.0 billion increased 17.5% from $1.7 billion, as compared to the third quarter of 2016. Results were driven by organic revenue growth of 9.3%, which was broad-based across our segments, acquisition-related revenue growth of 9.9% primarily within our Fluids and Engineered Systems segments, and a favorable impact from foreign currency translation of 0.9%. This growth was partially offset by a revenue decline of 2.6%, due to disposed businesses.

The growth in organic revenue was led by our Energy segment, in which growth of 31.4% was driven by U.S. rig count growth and increased well completion activity, as well as strong results in our Bearings & Compression end market. Engineered Systems segment organic revenue increased 6.8%, reflecting continued growth in both our Printing & Identification and Industrial platforms. Fluids segment organic revenue increased 5.4%, principally driven by our businesses serving the retail fueling, industrial pump, and hygienic and pharma markets. Organic growth in our Refrigeration & Food Equipment segment increased 2.4%, driven by strong activity in the retail refrigeration market.

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

On September 12, 2017, we announced that we are exploring strategic alternatives for the separation of our upstream energy businesses within our Energy segment, collectively, the “Wellsite” business. We continue to pursue a multi-track process which includes a tax-free spin-off, sale or other strategic combination. We expect to complete our assessment of the separation alternatives by the end of the year. There can be no assurances as to the form and timing of any separation transaction and any final decision remains subject to approval by our Board of Directors. We have incurred $1.7 million of costs related to the separation for the nine months ended September 30, 2017, which are recorded as a corporate expense in Selling, general, and administrative expenses in the Condensed Consolidated Statement of Earnings.

In the fourth quarter of 2017, we expect to complete the sale of the consumer and industrial winch business of Warn Industries Inc. ("Warn"), which is reported within the Engineered Systems segment. As of September 30, 2017, a definitive agreement has been signed for $250 million, however, the disposal group did not qualify for held for sale presentation as it is not available for immediate sale in its present condition.

We now expect total revenue to increase 14% to 15% versus our prior forecast of 12% to 14%. Organic growth of 6% to 7%, acquisition growth of 10%, and a negative 2% impact from dispositions all remain largely unchanged from our prior forecast. The full year impact from foreign currency translation is now expected to be neutral, a 1 point improvement from our prior forecast. We are reaffirming our prior full-year EPS guidance of $4.23 to $4.33. This guidance does not include the anticipated gain on the Warn disposition or fourth quarter 2017 costs related to the Wellsite separation. Further, this guidance does not include costs for any right-sizing actions we are considering as we review our cost structure in light of the planned Wellsite separation.

CONSOLIDATED RESULTS OF OPERATIONS

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in thousands, except per share data)	2017	2016	% Change	2017	2016	% Change
Revenue	$2,006,275	$1,707,763	17.5%	$5,812,998	$5,016,381	15.9%
Cost of goods and services	1,261,942	1,075,975	17.3%	3,658,045	3,164,116	15.6%
Gross profit	744,333	631,788	17.8%	2,154,953	1,852,265	16.3%
Gross profit margin	37.1%	37.0%	0.1	37.1%	36.9%	0.2

Selling, general and administrative expenses	470,516	421,042	11.8%	1,439,852	1,301,901	10.6%
Selling, general and administrative expenses as a percent of revenue	23.5%	24.7%	(1.2)	24.8%	26.0%	(1.2)

Interest expense	35,453	33,789	4.9%	108,794	100,886	7.8%
Interest income	(1,761)	(795)	121.5%	(6,679)	(4,021)	66.1%
Gain on sale of businesses	—	—	nm*	(90,093)	(12,061)	nm*
Other expense (income), net	2,697	(3,424)	nm*	2,888	(7,739)	nm*

Provision for income taxes	58,516	51,092	14.5%	184,974	125,569	47.3%
Effective tax rate	24.6%	28.2%	(3.6)	26.4%	26.5%	(0.1)

Net earnings	178,912	130,084	37.5%	515,217	347,730	48.2%
Net earnings per common share - diluted	$1.14	$0.83	37.3%	$3.27	$2.22	47.3%
* nm - not meaningful

Revenue

Revenue for the three months ended September 30, 2017 increased $298.5 million, or 17.5%, from the comparable period. Results were driven by organic revenue growth of 9.3%, which was broad-based across our segments, acquisition-related revenue growth of 9.9% primarily within our Fluids and Engineered Systems segments, and a favorable impact from foreign currency translation of 0.9%. This growth was partially offset by a revenue decline of 2.6% due to disposed businesses within Engineered Systems and Refrigeration & Food Equipment segments. Customer pricing favorably impacted revenue by approximately 0.7% in the third quarter of 2017.

Revenue for the nine months ended September 30, 2017 increased $796.6 million, or 15.9%, from the comparable period. The increase primarily reflects acquisition-related growth of 11.1%, led by Fluids and Engineered Systems segments, and organic revenue growth of 7.7%. Organic growth was primarily driven by strong oil and gas activity, as well as solid activity in Engineered Systems and Refrigeration & Food Equipment segments. Revenue growth was partially offset by a revenue decline of 2.8% due to disposed businesses within Engineered Systems and Refrigeration & Food Equipment segments and an unfavorable impact from foreign currency translation of 0.1%. Customer pricing favorably impacted revenue by approximately 0.5% for the nine months ended September 30, 2017.

Gross Profit

Gross profit for the three months ended September 30, 2017 increased $112.5 million, or 17.8%, from the comparable period, reflecting benefits of increased sales volumes. Gross profit margin improved by 10 basis points for the three months ended September 30, 2017 from the comparable period.

Gross profit for the nine months ended September 30, 2017 increased $302.7 million, or 16.3%, from the comparable period, consistent with the increase in revenues for the period. Gross profit margin improved by 20 basis points for the nine months ended September 30, 2017 from the comparable period.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended September 30, 2017 increased $49.5 million, or 11.8%, from the comparable period, reflecting the impact of acquisitions in 2016, including acquisition-related depreciation and amortization expense, as well as increased compensation costs and $5.0 million of separation costs for Wellsite and disposition-related costs for Warn, partially offset by lower restructuring charges of $2.3 million. As a percentage of revenue, selling, general and administrative expenses decreased 120 basis points to 23.5% for the three months ended September 30, 2017 from the prior year comparable period.

Selling, general and administrative expenses for the nine months ended September 30, 2017 increased $138.0 million, or 10.6%, from the comparable period, reflecting the impact of acquisitions in 2016, including acquisition-related depreciation and amortization expense, as well as increased compensation costs and $5.0 million of separation costs for Wellsite and disposition-related costs for Warn, partially offset by lower restructuring charges of $12.1 million. As a percentage of revenue, selling, general and administrative expenses decreased 120 basis points as compared to the prior year comparable period.

Non-Operating Items

Interest expense

Interest expense for the three months ended September 30, 2017 increased $1.7 million, or 4.9%, from the comparable period. Interest expense for the nine months ended September 30, 2017 increased $7.9 million, or 7.8%, from the comparable period. The increase in both periods was primarily due to interest expense on the €600.0 million notes issued in the fourth quarter of 2016 and higher overall borrowing rates on commercial paper.

Gain on sale of businesses

There was no gain on sale of businesses for the three months ended September 30, 2017 and 2016. Gain on sale of businesses of $90.1 million for the nine months ended September 30, 2017 is primarily due to the sale of PMI during the first quarter of 2017 for a pre-tax gain of $88.4 million, as well as a working capital adjustment for our sale of Tipper Tie in the fourth quarter of 2016. Gain on sale of businesses of $12.1 million for the nine months ended September 30, 2016 was primarily due to the sale of Texas Hydraulics ("THI").

Other expense (income), net

Other expense of $2.7 million for the three months ended September 30, 2017 primarily consists of $4.2 million of foreign currency exchange losses resulting from the remeasurement of foreign currency denominated balances, offset by $1.5 million of earnings from unconsolidated investments. Other income of $3.4 million for the three months ended September 30, 2016 consists primarily of $1.8 million of earnings from unconsolidated investments and $0.4 million of foreign currency exchange gains resulting from the remeasurement of foreign currency denominated balances.

Other expense of $2.9 million for the nine months ended September 30, 2017 primarily consists of $6.3 million of foreign currency exchange losses resulting from the remeasurement of foreign currency denominated balances, offset by $1.4 million of earnings from unconsolidated investments, with the remainder due to several other items, none of which were individually significant. Other income of $7.7 million for the nine months ended September 30, 2016 consists primarily of $3.6 million of earnings from unconsolidated investments and $2.8 million of foreign currency exchange gains resulting from the remeasurement of foreign currency denominated balances.

Income Taxes

The effective tax rates for the three months ended September 30, 2017 and 2016 were 24.6% and 28.2%, respectively. The decrease in the effective tax rate for the three months ended September 30, 2017 relative to the prior comparable period is principally due to a discrete tax benefit in 2017. The discrete items for the three months ended September 30, 2017 primarily resulted from the settlement of a foreign audit partially offset by adjustments to the provision based on filed tax returns. The discrete items for the three months ended September 30, 2016 principally resulted from the adjustment of the tax accounts to the U.S. tax return as filed.

The effective tax rates for the nine months ended September 30, 2017 and 2016 were 26.4% and 26.5%, respectively. The comparable effective tax rate for the nine months ended September 30, 2017 relative to the prior comparable period is primarily due to the benefit from the revaluation of deferred tax balances as a result of a tax rate reduction in a non U.S. jurisdiction in 2016 as compared to the foreign audit settlement in 2017.

Dover and its subsidiaries file tax returns in the U.S., including various state and local returns and in other foreign jurisdictions.  We believe adequate provision has been made for all income tax uncertainties. The Company is routinely audited by taxing authorities in its filing jurisdictions, and a number of these audits are currently underway. The Company believes that within the next twelve months uncertain tax positions may be resolved and statutes of limitations will expire, which could result in a decrease in the gross amount of unrecognized tax benefits of approximately zero to $32.1 million.

Net Earnings

Net earnings for the three months ended September 30, 2017 increased 37.5% to $178.9 million, or $1.14 diluted earnings per share from $130.1 million, or $0.83 diluted earnings per share from the comparable period. The increase in earnings reflected leverage on year-over-year volume growth in all segments, with particular strength in the Energy segment.

Net earnings for the nine months ended September 30, 2017 increased 48.2% to $515.2 million, or $3.27 diluted earnings per share from $347.7 million, or $2.22 diluted earnings per share from the comparable period. The increase in earnings was driven by leverage on broad-based organic revenue growth, particularly in the Energy segment and earnings associated with acquisitions. Earnings growth also reflected the gain on sale of PMI of $61.7 million, net of tax, or $0.39 diluted earnings per share.

SEGMENT RESULTS OF OPERATIONS

Engineered Systems
Our Engineered Systems segment is comprised of two platforms, Printing & Identification and Industrials, and is focused on the design, manufacture and service of critical equipment and components serving the fast-moving consumer goods, digital textile printing, vehicle service, environmental solutions and industrial end markets.

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in thousands)	2017	2016	% Change	2017	2016	% Change
Revenue:
Printing & Identification	$272,941	$253,091	7.8%	$800,399	$756,420	5.8%
Industrials	372,891	317,471	17.5%	1,108,498	983,569	12.7%
Total	$645,832	$570,562	13.2%	$1,908,897	$1,739,989	9.7%

Segment earnings (1)	$98,348	$97,240	1.1%	$379,566	$295,022	28.7%
Segment margin (1)	15.2%	17.0%		19.9%	17.0%

Segment EBITDA (2)	$120,452	$113,478	6.1%	$441,504	$343,371	28.6%
Segment EBITDA margin (2)	18.7%	19.9%		23.1%	19.7%

Other measures:
Depreciation and amortization	$22,104	$16,238	36.1%	$61,938	$48,349	28.1%

Bookings:
Printing & Identification	$268,700	$248,443	8.2%	$807,522	$757,502	6.6%
Industrials	366,430	331,435	10.6%	1,153,237	965,737	19.4%
	$635,130	$579,878	9.5%	$1,960,759	$1,723,239	13.8%
Backlog:
Printing & Identification				$116,359	$101,190	15.0%
Industrials				297,860	224,892	32.4%
				$414,219	$326,082	27.0%

Components of revenue growth:
Organic growth			6.8%			4.6%
Acquisitions			8.1%			8.9%
Dispositions			(3.1)%			(3.7)%
Foreign currency translation			1.4%			(0.1)%
			13.2%			9.7%
(1) Excluding gain on sale of businesses, segment earnings was $291.2 million and $283.2 million for the nine months ended September 30, 2017 and 2016, respectively. Segment margin was 15.3% and 16.3% for the nine months ended September 30, 2017 and 2016, respectively.
(2) Excluding gain on sale of businesses, segment EBITDA was $353.1 million and $331.5 million for the nine months ended September 30, 2017 and 2016, respectively. Segment EBITDA margin was 18.5% and 19.1% for the nine months ended September 30, 2017 and 2016, respectively. See "Non-GAAP Disclosures" for definitions of segment EBITDA and segment EBITDA margin.

Third Quarter 2017 Compared to the Third Quarter 2016

Engineered Systems revenue for the third quarter of 2017 increased $75.3 million, or 13.2%, as compared to the third quarter of 2016, comprised of broad-based organic growth of 6.8% and acquisition-related growth of 8.1%, reflecting the acquisitions of Caldera in the second quarter of 2017, Alliance Wireless Technologies, Inc. ("AWTI") in the third quarter of 2016 and Ravaglioli S.p.A. Group ("RAV") in the fourth quarter of 2016. The increase was also driven by a favorable impact from foreign currency translation of 1.4% partially offset by a 3.1% impact from dispositions. Customer pricing favorably impacted revenue by approximately 0.5% in the third quarter of 2017.

•
Printing & Identification revenue (representing 42.3% of segment revenue) increased $19.9 million, or 7.8%, as compared to the prior year quarter. Organic revenue of 4.2%, acquisition-related growth of 1.1% from Caldera and a favorable impact from foreign currency translation of 2.5% all contributed to year over year growth. Organic revenue growth was primarily driven by our digital printing and marking and coding businesses.

•
Industrials revenue (representing 57.7% of segment revenue) increased $55.4 million, or 17.5%, as compared to the prior year quarter. The increase reflects acquisition-related growth of 13.7% from AWTI and RAV, organic revenue growth of 8.9% and a favorable impact of foreign currency translation of 0.6% offset by the impact of dispositions of 5.7%. Organic revenue growth was broad-based, with particular strength in our environmental solutions business.

Engineered Systems segment earnings increased $1.1 million, or 1.1%, compared to the third quarter of 2016. Segment earnings increased by $4.5 million, or 4.8%, excluding earnings of $3.4 million due to the divestitures of PMI in the first quarter of 2017. The increase was primarily driven by leverage on organic growth in our marking and coding and industrial businesses, partially offset by key strategic investments, increases in material costs and $3.3 million of costs related to the anticipated fourth quarter sale of the consumer and industrial winch business of Warn. Segment margin decreased from 17.0% to 15.2% as compared to the prior year quarter primarily due to the impact of acquisitions, increases in material costs, most notably steel, and costs related to the planned Warn divestiture.

Bookings for our Industrials platform increased 10.6%, compared to the prior year quarter, due primarily to the impact of acquisitions and broad-based organic growth. Our Printing & Identification bookings increased 8.2% compared to the prior year quarter, driven by strong activity in our marking and coding and digital printing businesses. Segment book-to-bill was 0.98.

Nine Months Ended September 30, 2017 Compared to the Nine Months Ended September 30, 2016

Engineered Systems revenue for the nine months ended September 30, 2017 increased $168.9 million, or 9.7%, compared to the prior year comparable period. This was comprised of 4.6% organic revenue growth and 8.9% growth from acquisitions, offset by a decrease of 3.7% due to dispositions and an unfavorable impact from foreign currency translation of 0.1%. Organic revenue growth was primarily driven by strong activity in our marking and coding and digital printing businesses, along with growth across our Industrial platform. Customer pricing favorably impacted revenue by approximately 0.3% for the nine months ended September 30, 2017.

Segment earnings for the nine months ended September 30, 2017 increased $84.5 million, or 28.7% as compared to the 2016 period. Segment earnings increased by $17.7 million, or 6.5%, excluding incremental earnings of $66.8 million due to the divestitures of PMI and THI, including the associated gains on sale. This increase was primarily driven by leverage on organic growth in both our Printing and Identification and Industrial platforms and the inclusion of earnings from 2016 acquisitions, partially offset by increases in material costs, most notably steel, and costs related to the planned Warn divestiture.

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

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in thousands)	2017	2016	% Change	2017	2016	% Change
Revenue:
Fueling & Transport	$330,841	$205,268	61.2%	$976,944	$587,140	66.4%
Pumps	167,197	149,729	11.7%	486,495	463,945	4.9%
Hygienic & Pharma	64,780	57,825	12.0%	177,833	166,637	6.7%
	$562,818	$412,822	36.3%	$1,641,272	$1,217,722	34.8%

Segment earnings	$87,164	$66,178	31.7%	$213,361	$166,258	28.3%
Segment margin	15.5%	16.0%		13.0%	13.7%

Segment EBITDA	$117,416	$87,011	34.9%	$301,589	$228,583	31.9%
Segment EBITDA margin	20.9%	21.1%		18.4%	18.8%

Other measures:
Depreciation and amortization	$30,252	$20,833	45.2%	$88,228	$62,325	41.6%
Bookings	576,538	413,535	39.4%	1,697,181	1,245,647	36.2%
Backlog				398,827	318,246	25.3%

Components of revenue growth:
Organic growth			5.4%			2.3%
Acquisitions			29.7%			33.1%
Foreign currency translation			1.2%			(0.6)%
			36.3%			34.8%

Third Quarter 2017 Compared to the Third Quarter 2016

Fluids revenue for the third quarter of 2017 increased $150.0 million, or 36.3%, comprised of acquisition-related growth of 29.7%, organic growth of 5.4% and a favorable impact from foreign currency translation of 1.2%. Customer pricing did not have a significant impact to revenue in the third quarter of 2017.

•
Fueling & Transport revenue (representing 58.8% of segment revenue) increased $125.6 million, or 61.2%, as compared to the prior year quarter, primarily driven by recent acquisitions, principally Wayne Fueling Systems Ltd. in the fourth quarter of 2016, and improving European and Asian retail fueling markets, partially offset by weak transport markets.

•	Pumps revenue (representing 29.7% of segment revenue) increased $17.5 million, or 11.7%, as compared to the prior year quarter, largely reflecting increased industrial demand.

•
Hygienic & Pharma revenue (representing 11.5% of segment revenue) increased $7.0 million, or 12.0%, as compared to the prior year quarter. This revenue increase was driven by new product development and solid market activity.

Fluids segment earnings increased $21.0 million, or 31.7%, over the prior year quarter, largely driven by volume growth, including acquisitions and productivity gains. Segment margin decreased 50 basis points over the prior year quarter, as a result of dilutive acquisition margins, partially offset by productivity benefits. Sequentially, margins improved 220 basis points due to the benefits of integration.

Overall bookings increased 39.4% as compared to the prior year quarter, driven by the aforementioned acquisitions and broad-based organic growth. Book to bill was 1.02.

Nine Months Ended September 30, 2017 Compared to the Nine Months Ended September 30, 2016

Fluids segment revenue increased $423.6 million, or 34.8%, as compared to the nine months ended September 30, 2016, attributable to acquisition-related growth of 33.1% and organic growth of 2.3%, partially offset by an unfavorable impact from foreign currency translation of 0.6%. The organic growth was principally driven by industrial pump activity and solid hygienic and pharma markets partially offset by continued weakness in transport markets. Customer pricing did not have a significant impact to revenue for the nine months ended September 30, 2017.
Fluids segment earnings increased $47.1 million, or 28.3%, for the nine months ended September 30, 2017, largely resulting from acquisitions. Segment margin decreased 70 basis points due to the impact of acquisitions, slightly offset by incremental productivity benefits.

Refrigeration & Food Equipment
Our Refrigeration & Food Equipment segment is a provider of innovative and energy efficient equipment and systems serving the commercial refrigeration and food equipment end markets.

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in thousands)	2017	2016	% Change	2017	2016	% Change
Revenue:
Refrigeration	$370,942	$355,924	4.2%	$1,022,800	$967,861	5.7%
Food Equipment	67,846	95,404	(28.9)%	199,126	276,105	(27.9)%
Total	$438,788	$451,328	(2.8)%	$1,221,926	$1,243,966	(1.8)%

Segment earnings	$65,413	$64,111	2.0%	$164,804	$165,502	(0.4)%
Segment margin	14.9%	14.2%		13.5%	13.3%

Segment EBITDA	$79,506	$80,257	(0.9)%	$208,454	$215,257	(3.2)%
Segment EBITDA margin	18.1%	17.8%		17.1%	17.3%

Other measures:
Depreciation and amortization	$14,093	$16,146	(12.7)%	$43,650	$49,755	(12.3)%
Bookings	357,855	429,134	(16.6)%	1,262,707	1,309,162	(3.5)%
Backlog				302,574	309,462	(2.2)%

Components of revenue decline:
Organic growth			2.4%			4.1%
Dispositions			(5.7)%			(6.0)%
Foreign currency translation			0.5%			0.1%
			(2.8)%			(1.8)%

Third Quarter 2017 Compared to the Third Quarter 2016

Refrigeration & Food Equipment revenue decreased $12.5 million, or 2.8%, as compared to the third quarter of 2016, primarily driven by the impact from dispositions of 5.7%, offset by organic revenue growth of 2.4% and a favorable impact from foreign currency translation of 0.5%. Customer pricing favorably impacted revenue by approximately 1.8% in the third quarter of 2017.

•
Refrigeration revenue (representing 84.5% of segment revenue) increased $15.0 million, or 4.2%, as compared to the prior year quarter, primarily driven by solid activity for retail refrigeration equipment and strong demand for heat exchanger products, especially in Asia.

•
Food Equipment revenue (representing 15.5% of segment revenue) decreased $27.6 million, or 28.9%, as compared to the prior year quarter, due primarily to the disposition of Tipper Tie at the end of 2016. Excluding the disposition, revenue decreased $1.7 million, or 2.4%, as compared to the prior year quarter, due to project timing in our can-shaping business and soft commercial cooking equipment markets.

Refrigeration & Food Equipment segment earnings increased $1.3 million, or 2.0%, as compared to the third quarter of 2016. Segment earnings increased $4.2 million, or 6.8%, excluding earnings of $2.9 million due to the disposition of Tipper Tie in 2016. Segment margin increased 70 basis points to 14.9% as pricing and productivity initiatives more than offset rising material costs, most notably steel, unfavorable business mix, and higher restructuring costs.
Bookings in the third quarter of 2017 decreased 16.6% from the prior year comparable quarter. Excluding divestitures, bookings decreased by 11.5% driven by a decline in retail refrigeration demand, most notably in display case products, and order timing for can-shaping equipment. Segment book to bill for the third quarter of 2017 was 0.82. Backlog increased 1.3% over the prior year after adjusting for the disposition, with the increase in Food Equipment more than offsetting a reduction in Refrigeration.

Nine Months Ended September 30, 2017 Compared to the Nine Months Ended September 30, 2016

Refrigeration & Food Equipment segment revenue decreased $22.0 million, or 1.8%, compared to the nine months ended September 30, 2016, primarily driven by the impact from dispositions of 6.0% offset by organic revenue growth of 4.1% and a favorable foreign currency translation of 0.1%. The organic revenue increase for the nine month period was driven primarily by strong demand for refrigeration systems and heat exchangers in our Refrigeration business. Customer pricing favorably impacted revenue by approximately 1.7% for the nine months ended September 30, 2017.
Refrigeration & Food Equipment segment earnings decreased $0.7 million, or 0.4%, for the nine months ended September 30, 2017, as compared to the prior year period. Segment earnings increased $6.5 million, or 4.1%, excluding the 2016 disposition. Segment margin improved to 13.5% from 13.3%, as pricing and productivity initiatives have more than offset rising material costs, most notably steel, and $2.5 million of higher restructuring costs.

Energy
Our Energy segment, serving the Drilling & Production, Bearings & Compression and Automation end markets, is a provider of customer-driven solutions and services for safe and efficient production and processing of fuels worldwide and has a strong presence in the bearings and compression components and automation markets.

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in thousands)	2017	2016	% Change	2017	2016	% Change
Revenue:
Drilling & Production	$245,789	$177,539	38.4%	$702,374	$530,187	32.5%
Bearings & Compression	75,473	69,539	8.5%	228,183	202,532	12.7%
Automation	38,036	26,170	45.3%	111,997	82,767	35.3%
Total	$359,298	$273,248	31.5%	$1,042,554	$815,486	27.8%

Segment earnings	$51,936	$13,279	291.1%	$146,995	$24,448	501.3%
Segment margin	14.5%	4.9%		14.1%	3.0%

Segment EBITDA	$85,357	$45,884	86.0%	$243,781	$124,502	95.8%
Segment EBITDA margin	23.8%	16.8%		23.4%	15.3%

Other measures:
Depreciation and amortization	$33,421	$32,605	2.5%	$96,786	$100,054	(3.3)%
Bookings	368,377	270,685	36.1%	1,069,311	790,151	35.3%
Backlog				158,645	126,519	25.4%

Components of revenue growth:
Organic growth			31.4%			28.2%
Foreign currency translation			0.1%			(0.4)%
			31.5%			27.8%

Third Quarter 2017 Compared to the Third Quarter 2016

Energy revenue increased $86.1 million, or 31.5%, in the third quarter of 2017 as compared to the third quarter of 2016, comprised of organic revenue growth of 31.4% and a favorable impact from foreign currency translation of 0.1%. The increase is driven by significant growth in U.S. rig count and increased well completion activity and strong results in the Bearings & Compression end market. Customer pricing favorably impacted revenue by approximately 0.3% in the third quarter of 2017.

•
Drilling & Production revenue (representing 68.4% of segment revenue) increased $68.3 million, or 38.4%, as compared to the prior year quarter, due to significant growth in U.S. rig count and increases in well completion activity.

•
Bearings & Compression revenue (representing 21.0% of segment revenue) increased $5.9 million, or 8.5%, as compared to the prior year quarter, as a result of increased original equipment manufacturer (OEM) demand and aftermarket demand.

•
Automation revenue (representing 10.6% of segment revenue) increased $11.9 million, or 45.3%, as compared to the prior year quarter. This increase was driven by higher demand from well service and exploration and production companies.

Segment earnings increased $38.7 million, as compared to the prior year quarter, primarily driven by higher volume across our business and a reduction in restructuring expenses of $4.9 million compared to the prior year quarter. Segment margin increased significantly to 14.5%, as compared to the prior year quarter, mainly due to strong conversion on increased volumes.

Bookings for the third quarter of 2017 increased 36.1% from the prior year quarter, reflecting the impact of market strength. Book-to-bill was 1.03.

Nine Months Ended September 30, 2017 Compared to the Nine Months Ended September 30, 2016

Revenue generated by our Energy segment for the nine months ended September 30, 2017 increased $227.1 million, or 27.8%, comprised of organic revenue growth of 28.2% and an unfavorable impact from foreign currency translation of 0.4%. Organic revenue growth was driven by increases in U.S. rig count and well completions. Customer pricing did not have a significant impact to revenue for the nine months ended September 30, 2017.

Earnings for the nine months ended September 30, 2017 increased $122.5 million as compared to the prior year comparable period. The increase was driven by volume growth across our business and a reduction in restructuring expense of $16.8 million to $0.4 million during the nine months ended September 30, 2017 from $17.2 million for the prior year comparable period.

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

Cash Flow Summary

The following table is derived from our Condensed Consolidated Statements of Cash Flows:

	Nine Months Ended September 30,
Cash Flows from Operations (in thousands)	2017	2016
Net Cash Flows Provided By (Used In):
Operating activities	$501,965	$572,946
Investing activities	(24,785)	(561,382)
Financing activities	(507,200)	149,320

Operating Activities

Cash provided by operating activities for the nine months ended September 30, 2017 decreased approximately $71.0 million compared to the comparable period in 2016. This decrease was primarily driven by higher investments in working capital of $101.5 million relative to the prior year. In particular, accounts receivable increased due to strong sales during the period and inventory increased in anticipation of strong volume for the balance of the year. These increases were partially offset by an increase in accounts payable. Additionally, during the nine months ended September 30, 2017, we made $48.6 million of federal and state tax payments for dispositions.

We believe adjusted working capital (a non-GAAP measure calculated as accounts receivable, plus inventory, less accounts payable) provides a meaningful measure of our operational results by showing changes caused solely by revenue. Adjusted working capital from December 31, 2016 to September 30, 2017 increased $147.1 million in 2017, or 11.3%, to $1.5 billion, which reflected an increase of $111.7 million in inventory and an increase of $181.4 million in accounts receivable, partially offset by an increase in accounts payable of $145.9 million.

Investing Activities

Cash provided by or used in investing activities generally results from cash outflows for capital expenditures and acquisitions, offset by proceeds from sales of businesses and property, plant and equipment. For the nine months ended September 30, 2017, we used cash through investing activities of $24.8 million as compared to $561.4 million for the same period in 2016, driven mainly by the following factors:

•
Proceeds from sale of businesses: For the nine months ended September 30, 2017, we generated cash of $121.2 million from the sale of businesses, of which $118.7 million was generated from the sale of PMI in the first quarter of 2017, as well as a working capital adjustment for our sale of Tipper Tie in the fourth quarter of 2016. For the nine months ended September 30, 2016, we generated cash of $47.3 million from the sale of Texas Hydraulics.

•
Acquisitions: During the nine months ended September 30, 2017, we acquired Caldera within the Engineered Systems segment for a cash consideration of $25.6 million. For the nine months ended September 30, 2016, we deployed approximately $501.8 million, net, to acquire Tokheim, Fairbanks, and ProGauge within the Fluids segment and AWTI in the Engineered Systems segment.

•
Capital spending: Our capital expenditures increased $34.4 million during the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 due in part to increased investments in enterprise resource planning (ERP) infrastructure. We expect full year 2017 capital expenditures to approximate 2.4% of revenue.

We anticipate that capital expenditures and any acquisitions we make through the remainder of 2017 will be funded from available cash and internally generated funds and through the issuance of commercial paper, use of established lines of credit or public or private debt or equity markets, as necessary.

Financing Activities

Our cash flow from financing activities generally relates to the use of cash for the repurchase of our common stock and payments of dividends, offset by net borrowing activity and proceeds from the exercises of share-based awards. For the nine months ended September 30, 2017 and 2016, we used cash totaling $507.2 million and generated cash totaling $149.3 million, respectively, for financing activities, with the activity primarily attributable to the following:

•
Commercial paper and notes payable: During the nine months ended September 30, 2017, we repaid $279.9 million of commercial paper. For the nine months ended September 30, 2016, commercial paper and notes payable increased by $355.3 million, as we borrowed $316.4 million to fund the acquisition of Tokheim. We subsequently utilized proceeds from the sale of Texas Hydraulics and internally generated cash to pay down $47.3 million of commercial paper, net of interim period borrowings. We also borrowed $179.0 million in anticipation of the acquisition of RAV completed on October 3, 2016.

•
Dividend payments: Dividends paid to shareholders during the nine months ended September 30, 2017 totaled $210.5 million as compared to $199.8 million during the same period in 2016. Our dividends paid per common share increased 5% to $1.35 during the nine months ended September 30, 2017 compared to $1.28 during the same period in 2016.

•
Net proceeds from the exercise of share-based awards: Proceeds from the exercise of share-based awards were $6.8 million during the nine months ended September 30, 2016. With the adoption of Accounting Standards Update 2016-09, Compensation - Stock Compensation (Topic 718), this activity is reflected in operating activities for the nine months ended September 30, 2017, and we have elected to reflect this cash flow presentation prospectively. Payments to settle tax obligations on these exercises increased $0.8 million compared to the prior year period.

Liquidity and Capital Resources

Free Cash Flow

In addition to measuring our cash flow generation and usage based upon the operating, investing and financing classifications included in the Condensed Consolidated Statements of Cash Flows, we also measure free cash flow (a non-GAAP measure) which represents net cash provided by operating activities minus capital expenditures, plus the add back of cash taxes paid for gains on dispositions (which reflect tax payments on disposition-related investing activities) and cash paid for the Wellsite separation costs. We believe that free cash flow is an important measure of operating performance because it provides management and investors a measurement of cash generated from operations that is available for mandatory payment obligations and investment opportunities, such as funding acquisitions, paying dividends, repaying debt and repurchasing our common stock.

The following table reconciles our free cash flow to cash flow provided by operating activities:

	Nine Months Ended September 30,
Free Cash Flow (dollars in thousands)	2017	2016
Cash flow provided by operating activities	$501,965	$572,946
Less: Capital expenditures	(150,149)	(115,768)
Plus: Cash taxes paid for gains on dispositions	48,606	652
Plus: Cash paid on Wellsite separation costs	369	—
Free cash flow	$400,791	$457,830

Free cash flow as a percentage of revenue	6.9%	9.1%

Free cash flow as a percentage of net earnings	77.8%	131.7%

For the nine months ended September 30, 2017, we generated free cash flow of $400.8 million, representing 6.9% of revenue and 77.8% of net earnings. Free cash flow for the nine months ended September 30, 2017 decreased $57.0 million compared to the prior year period, primarily due to lower cash flow provided by operations as a result of higher investments in working capital and higher capital expenditures, as previously noted. Based on historical performance, we are targeting to generate free cash flow of approximately 10% to 11% of revenue for the full year 2017.

Capitalization

We use commercial paper borrowings for general corporate purposes, including the funding of acquisitions and the repurchase of our common stock. We maintain a $1.0 billion, five-year, unsecured committed revolving credit facility (the "Credit Agreement") with a syndicate of banks which will expire on November 10, 2020. The Credit Agreement is used as liquidity back-up for our commercial paper program. We have not drawn down any loans under the facility nor do we anticipate doing so. Under the Credit Agreement, we are required to pay a facility fee and to maintain an interest coverage ratio of consolidated EBITDA to consolidated net interest expense of not less than 3.0 to 1.0. We were in compliance with this covenant and our other long-term debt covenants at September 30, 2017 and had a coverage ratio of 10.8 to 1.0. We are not aware of any potential impairment to our liquidity and expect to remain in compliance with all of our debt covenants.

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

At September 30, 2017, our cash and cash equivalents totaled $322.0 million, of which $297.8 million was held outside the United States. Cash and cash equivalents are invested in highly liquid investment-grade money market instruments and bank deposits with maturities of three months or less. We regularly invest cash in excess of near-term requirements in money market instruments or short-term investments, which consist of investment grade time deposits with original maturity dates at the time of purchase of no greater than three months.

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

Net Debt to Net Capitalization Ratio (dollars in thousands)	September 30, 2017	December 31, 2016
Current maturities of long-term debt	$351,588	$6,950
Commercial paper	132,500	407,600
Notes payable and current maturities of long-term debt	484,088	414,550
Long-term debt	2,985,048	3,206,637
Total debt	3,469,136	3,621,187
Less: Cash and cash equivalents	(322,039)	(349,146)
Net debt	3,147,097	3,272,041
Add: Stockholders' equity	4,275,690	3,799,746
Net capitalization	$7,422,787	$7,071,787
Net debt to net capitalization	42.4%	46.3%

Our net debt to net capitalization ratio decreased to 42.4% at September 30, 2017 from 46.3% at December 31, 2016. The decrease in this ratio was driven primarily by the $351.0 million increase in our net capitalization as a result of $515.2 million of current earnings offset by $152.1 million reduction in total debt, primarily due to the repayment of commercial paper offset by foreign currency translation on our euro-denominated notes.

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

Special Notes Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q, especially "Management’s Discussion and Analysis of Financial Condition and Results of Operations," contains "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. Such statements concern future events and may be indicated by words or phrases such as "may," "anticipates," "expects," "believes," "suggests," "will," "plans," "should," "would," "could," and "forecast," or the use of the future tense and similar words or phrases. Forward-looking statements address matters that are uncertain, including, by way of example only: the potential separation of the Wellsite business, including any potential spin-off, sale or other strategic transaction, operating and strategic plans, future sales, earnings, cash flows, margins, organic growth, growth from acquisitions, restructuring charges, cost structure, capital expenditures, capital allocation, capital structure, dividends, cash flows, exchange rates, tax rates, interest rates, interest expense, changes in operations and trends in industries in which our businesses operate, anticipated market conditions and our positioning, global economies, and operating improvements. Forward-looking statements are subject to numerous important risks, uncertainties, assumptions and other factors, some of which are beyond Dover's control. These factors could cause actual results to differ materially from current expectations and include, but are not limited to, uncertainties as to the structure and timing of any Wellsite separation transaction and whether it will be completed, the possibility that closing conditions for a Wellsite separation transaction may not be satisfied or waived, the impact of the strategic review and any separation transaction on Dover and the Wellsite business on a standalone basis if the separation is completed, and whether the strategic benefits of separation can be achieved, economic conditions generally and changes in economic conditions globally and in the markets and industries served by our businesses, including oil and gas activity and U.S. industrials activity; conditions and events affecting domestic and global financial and capital markets; oil and natural gas demand, production growth, and prices; changes in exploration and production spending by our customers and changes in the level of oil and natural gas exploration and development; changes in customer demand and capital spending; risks related to our international operations and the ability of our businesses to expand into new geographic markets; the impact of interest rate and currency exchange rate fluctuations; increased competition and pricing pressures; the impact of loss of a significant customer, or loss or non-renewal of significant contracts; the ability of our businesses to adapt to technological developments; the ability of our businesses to develop and launch new products, timing of such launches and risks relating to market acceptance by customers; the relative mix of products and services which impacts margins and operating efficiencies; the impact of loss of a single-source manufacturing facility; short-term capacity constraints; domestic and foreign governmental and public policy changes or developments, including import/export laws and sanctions, tax policies, environmental regulations and conflict minerals disclosure requirements; increases in the cost of raw materials; our ability to identify and successfully consummate value-adding acquisition opportunities or planned divestitures, and to realize anticipated earnings and synergies from acquired businesses and joint ventures; our ability to achieve expected savings from integration and other cost-control initiatives, such as lean and productivity programs as well as efforts to reduce sourcing input costs; the impact of legal compliance risks and litigation, including product recalls; indemnification obligations related to acquired or divested businesses; cybersecurity and privacy risks; protection and validity of patent and other intellectual property rights; goodwill or intangible asset impairment charges; a downgrade in our credit ratings which, among other matters, could make obtaining financing more difficult and costly; and work stoppages, union and works council campaigns and other labor disputes which could impact our productivity. Dover refers you to the documents that it files from time to time with the Securities and Exchange Commission, such as its reports on Form 10-K for a discussion of these and other risks and uncertainties that could cause its actual results to differ materially from its current expectations and from the forward-looking statements contained herein. Dover undertakes no obligation to update any forward-looking statement, except as required by law.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There has been no significant change in our exposure to market risk during the nine months ended September 30, 2017. For a discussion of our exposure to market risk, refer to Item 7A, "Quantitative and Qualitative Disclosures about Market Risk," contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 ("Form 10-K").

Item 4. Controls and Procedures

At the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2017.

During the third quarter of 2017, there were no changes in the Company’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

(c)
In January 2015, the Board of Directors approved a new standing share repurchase authorization, whereby the Company may repurchase up to 15,000,000 shares of its common stock over the following three years. No repurchases were made in the third quarter of 2017. As of September 30, 2017, the number of shares still available for repurchase under the January 2015 share repurchase authorization was 6,771,458.

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

101
The following materials from Dover Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 formatted in XBRL (eXtensible Business Reporting Language):  (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Statements of Comprehensive Earnings, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statement of Stockholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

DOVER CORPORATION

Date:	October 19, 2017	/s/ Brad M. Cerepak
Brad M. Cerepak
Senior Vice President & Chief Financial Officer
(Principal Financial Officer)

Date:	October 19, 2017	/s/ Carrie Anderson
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

101
The following materials from Dover Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 formatted in XBRL (eXtensible Business Reporting Language):  (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Statements of Comprehensive Earnings, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statement of Stockholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements.