Form 10-K
period 2017-12-31
DOVER Corp
filed 2018-02-09
CIK 29905

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For fiscal year ended December 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.) Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

 Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

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

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of the close of business on June 30, 2017 was $12,394,317,137. The registrant’s closing price as reported on the New York Stock Exchange-Composite Transactions for June 30, 2017 was $80.22 per share. The number of outstanding shares of the registrant’s common stock as of January 26, 2018 was 154,424,436.

Documents Incorporated by Reference: Part III — Certain Portions of the Proxy Statement for Annual Meeting of Shareholders to be held on May 5, 2018 (the “2018 Proxy Statement”).

Special Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K, especially "Management’s Discussion and Analysis of Financial Condition and Results of Operations," contains "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. Such statements concern future events and may be indicated by words or phrases such as "may," "anticipates," "expects," "believes," "suggests," "will," "plans," "should," "would," "could," and "forecast," or the use of the future tense and similar words or phrases. Forward-looking statements address matters that are uncertain, including, by way of example only: the planned spin-off of the upstream energy businesses within our Energy segment, including the benefits of such transaction and the expected performance following the completion of the planned spin-off, operating and strategic plans, future sales, earnings, cash flows, margins, organic growth, growth from acquisitions, restructuring charges, cost structure, capital expenditures, capital allocation, capital structure, dividends, exchange rates, tax rates, interest rates, interest expense, changes in operations and trends in industries in which our businesses operate, anticipated market conditions and our positioning, global economies, and operating improvements. Forward-looking statements are subject to numerous important risks, uncertainties, assumptions and other factors, some of which are beyond Dover's control. These factors could cause actual results to differ materially from current expectations and include, but are not limited to, uncertainties as to whether the spin-off will be completed; the possibility that closing conditions for the spin-off may not be satisfied or waived; the impact of the separation transaction on Dover and the upstream energy businesses on a standalone basis if the spin-off is completed; whether the strategic benefits of separation can be achieved; economic conditions generally and changes in economic conditions globally and in the markets and industries served by our businesses, including oil and gas activity and U.S. industrials activity; conditions and events affecting domestic and global financial and capital markets; oil and natural gas demand, production growth, and prices; changes in exploration and production spending by our customers and changes in the level of oil and natural gas exploration and development; changes in customer demand and capital spending; risks related to our international operations and the ability of our businesses to expand into new geographic markets; the impact of interest rate and currency exchange rate fluctuations; increased competition and pricing pressures; the impact of loss of a significant customer, or loss or non-renewal of significant contracts; the ability of our businesses to adapt to technological developments; the ability of our businesses to develop and launch new products, timing of such launches and risks relating to market acceptance by customers; the relative mix of products and services which impacts margins and operating efficiencies; the impact of loss of a single-source manufacturing facility; short-term capacity constraints; domestic and foreign governmental and public policy changes or developments, including import/export laws and sanctions, tax policies, environmental regulations and conflict minerals disclosure requirements; increases in the cost of raw materials; our ability to identify and successfully consummate value-adding acquisition opportunities or planned divestitures, and to realize anticipated earnings and synergies from acquired businesses and joint ventures; our ability to achieve expected savings from integration and other cost-control initiatives, such as lean and productivity programs as well as efforts to reduce sourcing input costs; the impact of legal compliance risks and litigation, including product recalls; indemnification obligations related to acquired or divested businesses; cybersecurity and privacy risks; protection and validity of patent and other intellectual property rights; goodwill or intangible asset impairment charges; a downgrade in our credit ratings which, among other matters, could make obtaining financing more difficult and costly; and work stoppages, union and works council campaigns and other labor disputes which could impact our productivity. Certain of these risks and uncertainties are described in more detail in Item 1A. "Risk Factors" of this Annual Report on Form 10-K. Dover undertakes no obligation to update any forward-looking statement, except as required by law.

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

Dover's businesses are aligned in four segments organized around our key end markets focused on growth strategies. Our segment structure is also designed to provide increased opportunities to leverage Dover's scale and capitalize on productivity initiatives. Dover's four operating segments are as follows:

•
Our Engineered Systems segment is comprised of two platforms, Printing & Identification and Industrials and is focused on the design, manufacture and service of critical equipment, consumables and components serving the fast-moving consumer goods, digital textile printing, vehicle service, environmental solutions and industrial end markets.

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

The following table shows the percentage of total revenue and segment earnings generated by each of our four operating segments for the years ended December 31, 2017, 2016 and 2015:

	Revenue			Segment Earnings
	2017	2016	2015	2017	2016	2015
Engineered Systems	33%	35%	34%	46%	42%	36%
Fluids	29%	25%	20%	24%	22%	26%
Refrigeration & Food Equipment	20%	24%	25%	15%	30%	21%
Energy	18%	16%	21%	15%	6%	17%

Spin-off of Energy Businesses

On December 7, 2017, we announced that we plan to spin-off, on a tax-free basis, our upstream energy businesses within our Energy segment, collectively, the “Wellsite” business, into a standalone, publicly traded company, to be named at a later date.
Upon completion of the spin-off, Wellsite will be a leading provider of a full range of oil and gas production technologies and solutions, wellsite productivity software and Industrial Internet ("IIoT") solutions. Wellsite will also be the industry leader in the development and production of polycrystalline diamond cutters used for oil and gas exploration. Wellsite serves many of the most attractive segments in the oil and gas industry with its portfolio of leading brands including Norris, Harbison-Fischer, Accelerated, PCS Ferguson, Norriseal-Wellmark, Spirit, Quartzdyne, Windrock and USS. We expect to complete the spin-off of the Wellsite businesses in May of 2018, subject to the satisfaction or waiver of certain customary conditions. Upon separation, the historical results of Wellsite will be presented as discontinued operations as it represents a strategic shift in operations with a material impact to the Consolidated Financial Statements.

As part of the spin-off, Wellsite is expected to raise $700 million to $800 million of new debt, the proceeds of which will be paid to Dover in the form of a dividend. We anticipate returning the proceeds to shareholders as the primary source of funding for $1 billion of share repurchases to be completed by the end of 2018.

Management Philosophy

Our businesses are committed to operational excellence and to being market leaders as measured by market share, customer satisfaction, growth, profitability and return on invested capital. Our operating structure of four business segments allows for focused acquisition activity, accelerates opportunities to identify and capture operating synergies, including global sourcing and supply chain integration, shared services and manufacturing and advances the development of our executive talent. Our segment and executive management set strategic direction, initiatives and goals and provide oversight for our operating companies and also allocate and manage capital, are responsible for major acquisitions and provide other services. We foster an operating culture with high ethical standards, trust, respect and open communication, designed to allow individual growth and operational effectiveness.

In addition, we are committed to creating value for our customers, employees and shareholders through sustainable business practices that protect the environment and the development of products that help our customers meet their sustainability goals. We have accelerated our efforts and processes around innovation, focusing on technologies which create tangible value for our customers. Most notably, we believe that product innovations like the LaRio single-pass digital textile printer within our Engineered Systems segment, EvoClean laundry system within our Fluids segment, AdvansorFlex CO2 refrigeration system and Vista Elite Cooler Door within our Refrigeration & Food Equipment segment and Spirit Genesis Pump Off Controller within our Energy segment help to make a positive difference for the environment while providing value to shareholders and customers.

Our operating companies are increasing their focus on efficient energy usage, greenhouse gas reduction and waste management as they strive to meet the global environmental needs of today and tomorrow.

Company Goals

We are committed to driving shareholder return through three key objectives. First, we are committed to achieving annual organic sales growth of 3% to 5% over a long-term business cycle, absent adverse economic conditions, complemented by acquisition growth. Second, we continue to focus on segment margin expansion through productivity initiatives, including supply chain activities, targeted, thoughtful restructuring activities, strategic pricing and portfolio shaping. Third, we are committed to generating adjusted free cash flow as a percentage of sales of approximately 10% through strong earnings performance, productivity improvements and active working capital management. We support these goals through (1) alignment of management compensation with financial objectives, (2) well-defined and actively managed merger and acquisition processes and (3) talent development programs.

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

In particular, our businesses are well-positioned to capitalize on trends in the areas of global energy demand, continuous productivity improvement, sustainability, energy efficiency, consumer product safety and growth of consumerism in emerging economies. Our Engineered Systems segment combines its engineering technology and capabilities, unique product advantages and applications expertise to address market needs and requirements including conversion to digital textile printing, productivity solutions, sustainability, consumer product safety and growth in emerging economies. The Fluids segment is focused on accelerated growth within the chemical/plastics, retail fueling, fluid transfer, industrial and hygienic markets as well as globalizing brands across geographies while expanding sales channels and engineering support. In particular, we are pursuing further growth in the retail fueling, hygienic and pharma and polymers/plastics markets. Our Refrigeration & Food Equipment segment is responding to our customers’ energy efficiency and sustainability concerns and unique merchandising requirements with innovative new products. Our Energy segment is focusing on expansion in high growth basins and technologies, accelerating capabilities to drive international growth and increasing investment in automation to drive customer productivity and cash flow.

Capturing the benefits of common ownership

We are committed to operational excellence and capturing the benefits of common ownership. Through formalized company sponsored programs and an embedded culture of continuous improvement, we focus on adjusted free cash flow generation, productivity to support ongoing investment in product innovation and customer expansion activities, the continuous evaluation of operating efficiencies and the continued consolidation of back office support. Through these programs we have implemented various productivity initiatives, such as supply chain management and lean manufacturing, to maximize our efficiency as well as workplace safety initiatives to help ensure the health and welfare of our employees. We foster the sharing of best practices throughout the organization. To ensure success, our businesses place strong emphasis on continual quality improvement and new product development to better serve customers and expand into new product and geographic markets. Further, we continue to make significant investments in talent development, recognizing that the growth and development of our employees are essential for our continued success.

Additionally in 2016, we began to invest in our Dover Business Services ("DBS") shared service centers which brings significant value to Dover by providing important transactional and value added services to our operating companies in the areas of finance, information technology and human resources. Our model allows us to leverage scale across Dover, increase process efficiencies through technology and specialization and reduce risk through centralized controls. Ultimately, our mission is to serve our operating companies by freeing resources normally dedicated to transactional services to allow those resources to focus on customers, markets and product excellence.

Disciplined capital allocation

Our businesses generate annual adjusted free cash flow of approximately 10% of revenue. We are focused on the most efficient allocation of our capital to maximize returns on investment. To do this, we grow and support our existing businesses with average annual investment in capital spending of approximately 2% to 2.5% of revenue with a focus on internal projects to expand markets, develop products and boost productivity. Businesses in our portfolio are continually evaluated for strategic fit and our acquisitions are targeted in our key growth markets which include printing and identification, refrigeration and food equipment, pumps, fueling and transport, hygienic and pharma and select energy markets. We consistently return cash to shareholders by paying dividends, which have increased annually over each of the last 62 years. We will also plan to complete $1 billion of share repurchases by the end of 2018 as part of our capital allocation strategy.

Portfolio Development

Acquisitions

Our acquisition program has two key elements. First, we seek to acquire value creating add-on businesses that enhance our existing businesses either through their global reach and customers, or by broadening their product mix. Second, in the right circumstances, we will strategically pursue larger, stand-alone businesses that have the potential to either complement our existing businesses or allow us to pursue innovative technologies within our key growth spaces. With all our acquisitions, we seek businesses that have an accretive margin and a strong organic growth profile, and also offer significant synergy opportunities.

Over the past three years (2015 through 2017), we have spent over $2.2 billion to purchase 13 businesses. During 2017, we acquired three businesses for an aggregate consideration of $43.1 million, net of cash acquired and including contingent consideration. These businesses were acquired to complement and expand upon existing operations within the Engineered Systems and Fluids segments. During 2016, we acquired six businesses for an aggregate purchase price of $1.6 billion, net of cash acquired. These businesses include Tokheim Group S.A.S., Fairbanks Environmental LTD, ProGauge and Wayne Fueling Systems Ltd. to expand our Fluids segment's retail fueling portfolio and Alliance Wireless Technologies, Inc. and Ravaglioli S.p.A. Group to complement the Industrials platform within our Engineered Systems segment. During 2015, we acquired four businesses for an aggregate purchase price of $567.8 million, net of cash acquired. These businesses include Gala Industries and Reduction Engineering Scheer, to expand our Fluids segment's plastics and polymers product and integrated systems portfolio. In addition, in 2015, we acquired JK Group, a global manufacturer and provider of innovative digital inks for the textile printing market, to complement the Printing & Identification platform within our Engineered Systems segment. For more details regarding acquisitions completed over the past two years, see Note 3 — Acquisitions in the Consolidated Financial Statements in Item 8 of this Form 10-K.

Our future growth depends in large part on finding and acquiring successful businesses which expand the scope of our offering and make us a more important supplier to our customers. While we expect to generate annual organic growth of 3% to 5% over a long-term business cycle absent extraordinary economic conditions, sustained organic growth at these levels for individual businesses is difficult to achieve consistently each year. Our success is also dependent on the ability to successfully integrate our acquired businesses within our existing structure. To track post-merger integration and accountability, we utilize an internal scorecard and defined processes to help ensure expected synergies are realized and value is created.

Dispositions

Occasionally, we may also make an opportunistic sale of one of our businesses based on specific market conditions or for strategic considerations, which include an effort to reduce our exposure to cyclical markets and focus on our higher margin growth spaces. During the past three years (2015 through 2017) we have sold seven businesses for aggregate consideration of $1.3 billion.

During 2017, we completed the sale of Performance Motorsports International and the consumer and industrial winch business of Warn Industries, within the Engineered Systems segment, as well as other smaller divestitures. These disposals did not represent strategic shifts in operations and, therefore, did not qualify for presentation as discontinued operations.

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

During 2015, we completed the sale of Datamax O'Neil and Sargent Aerospace. The financial position and results of operations for the 2015 divestitures have been presented as discontinued operations for all periods presented. For more details, see Note 4 — Disposed and Discontinued Operations in the Consolidated Financial Statements in Item 8 of this Form 10-K.

Business Segments

As noted previously, we currently operate through four business segments that are aligned with the key end markets they serve and comprise our operating and reportable segments: Engineered Systems, Fluids, Refrigeration & Food Equipment and Energy. For financial information about our segments and geographic areas, see Note 17 — Segment Information in the Consolidated Financial Statements in Item 8 of this Form 10-K.

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

Engineered Systems' products are manufactured primarily in the United States, Europe and Asia and are sold throughout the world directly and through a network of distributors.

Fluids
Our Fluids segment is focused on the safe handling of critical fluids across the retail fueling, chemical, hygienic, oil and gas and industrial end markets. We strive to optimize safety, efficiency, reliability, and environmental sustainability through innovative fluid handling and information management solutions. The segment serves three broad global end markets: Fueling & Transport, Pumps, and Hygienic & Pharma.

•
Fueling & Transport – Our businesses provide fully integrated fluid handling solutions from refineries and chemical-processing plants through point-to-point transfers, transportation, and delivery to the final point of consumption. Within this framework, we have a very strong presence in the retail and commercial fueling markets, where we provide fuel dispensers, payment systems, hanging hardware and underground containment systems, as well as monitoring and optimization software.

•
Pumps – Our businesses manufacture pumps and compressors that are used to transfer liquid and bulk products and are sold to a wide variety of markets, including the refined fuels, liquefied petroleum gas ("LPG"), food/sanitary, transportation and chemical process industries. The pumps include positive displacement and centrifugal pumps that are used in demanding and specialized fluid transfer process applications.

•
Hygienic & Pharma – Our businesses specialize in the manufacturing of connectors for use in a variety of bio-processing, medical, and specialty applications, along with the production of pumps specifically designed to address the biotech/pharmaceutical industry. Within this framework, we have a strong presence in the markets for sterile connect/disconnect products used in bioprocessing, reusable or disposable air and fluid handling medical applications, and various couplings to suit the industrial/electronic connector market.

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

Research and Development

Our businesses invest to develop innovative products as well as to upgrade and improve existing products to satisfy customer needs, expand revenue opportunities domestically and internationally, maintain or extend competitive advantages, improve product reliability and reduce production costs. During 2017, we spent $125.0 million for research and development, including qualified engineering costs. In 2016 and 2015, research and development spending totaled $104.5 million and $115.0 million, respectively.

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

Customers

We serve thousands of customers, none of which accounted for more than 10% of our consolidated revenue in 2017. Given our diversity of served markets, customer concentrations are not significant. Businesses supplying the waste and recycling, agricultural, defense, energy, automotive and commercial refrigeration industries tend to deal with a few large customers that are significant within those industries. This also tends to be true for businesses supplying the power generation and chemical industries. In the other markets served, there is usually a much lower concentration of customers, particularly where our companies provide a substantial number of products and services applicable to a broad range of end-use applications.

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

Backlog

Backlog is more relevant to our businesses that produce larger and more sophisticated machines or have long-term contracts, primarily for the markets within our Fluids and Refrigeration & Food Equipment segments. Our total backlog relating to our continuing operations as of December 31, 2017 and 2016 was $1.2 billion and $1.1 billion, respectively.

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

Segment	End Market	Key Competitors
Engineered Systems	Printing & Identification	Danaher Corp. (Videojet), Brother Industries, Ltd. (Domino Printing), Electronics for Imaging
	Industrials	Oshkosh Corp. (McNeilus), Siemens AG (Weiss GmbH), Challenger Lifts, Labrie Enviroquip Group and numerous others
Fluids	Fueling & Transport	Fortive (Gilbarco Veeder-Root), Tatsuno, Verifone, Franklin Electric, Elaflex, Gardner Denver, Inc. (Emco Wheaton), Dixon Valve & Coupling Company, Salco, Washtec AG
	Pumps	IDEX Corporation (Viking), Ingersoll Rand, ITT, SPX Corporation (Waukesha), Accudyne Industries (Milton Roy), Nordson Corporation
	Hygienic & Pharma	Seko, Ecolab, Dosatron, Merck Millipore, Danaher Corporation (Pall), Nordson Corporation
Refrigeration & Food Equipment	Refrigeration	Panasonic (Hussman Corp.), Lennox International (Kysor/Warren), Alfa Laval
	Food Equipment	Welbilt Corp, Illinois Tool, Middleby
Energy	Drilling & Production /Automation	DeBeers Group (Element Six), Schlumberger Ltd.,Weatherford International Ltd., Baker Hughes, a GE Company, BORETS and Novomet
	Bearings & Compression	Compression Products International, Hoerbiger Holdings AG, John Crane, Kingsbury

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

The following table shows annual revenue derived from customers outside the U.S. as a percentage of total annual revenue for each of the last three years, by segment and in total:

	% Non-U.S. Revenue by Segment
	Years Ended December 31,
	2017	2016	2015
Engineered Systems	50%	47%	45%
Fluids	55%	57%	49%
Refrigeration & Food Equipment	34%	32%	33%
Energy	24%	26%	26%
Total percentage of revenue derived from customers outside of the United States	44%	42%	39%

Our international operations are subject to certain risks, such as price and exchange rate fluctuations and non-U.S. governmental restrictions, which are discussed further in Item 1A. "Risk Factors." For additional details regarding our non-U.S. revenue and the geographic allocation of the assets of our continuing operations, see Note 17 — Segment Information to the Consolidated Financial Statements in Item 8 of this Form 10-K.

Environmental Matters

Sustainability

In response to our concerns around global sustainability, in 2010, we developed and implemented a process to conduct an inventory of our greenhouse gas emissions. Since then, we have evaluated our climate change risks and opportunities, as well as developed an energy and climate change strategy that includes goals, objectives and related projects for reducing energy use and greenhouse gas emissions. To further promote our sustainability efforts, we have committed to reducing our overall energy and greenhouse gas intensity indexed to net revenue by 20% from 2010 to 2020. We are near our goal for reducing overall energy intensity and have surpassed our goal for reducing greenhouse gas intensity. We will continue to work proactively to reduce energy usage and carbon emissions amidst acquisition and business growth. We have also participated as a voluntary respondent in the Carbon Disclosure Project since 2010 and have maintained our scoring range since we began reporting.

All of our segments assess the energy efficiencies related to their operations and the opportunities associated with the use of their products and services by customers. In some instances, our businesses may be able to help customers reduce energy use and greenhouse gas emissions. Increased demand for energy-efficient products based on a variety of drivers could result in increased sales for a number of our businesses.

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

Employees

We had approximately 29,000 employees as of December 31, 2017.

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

Approximately 44% and 42% of our revenues for 2017 and 2016, respectively, were derived outside the United States. We continue to focus on penetrating global markets as part of our overall growth strategy and expect sales from outside the United States to continue to represent a significant portion of our revenues. Our international operations and our global expansion strategy are subject to general risks related to such operations, including:

o	political, social and economic instability and disruptions;

o
government export controls, economic sanctions, embargoes or trade restrictions, including compliance with U.S. government licenses such as the U.S. Treasury’s Office of Foreign Assets Control’s General License H, violation of which could result in penalties and denial of export privileges;

o	the imposition of duties and tariffs and other trade barriers;

o	limitations on ownership and dividend of earnings;

o	transportation delays and interruptions;

o	labor unrest and current and changing regulatory environments;

o	increased compliance costs, including costs associated with disclosure requirements and related due diligence;

o	the impact of loss of a single-source manufacturing facility;

o	difficulties in staffing and managing multi-national operations;

o	limitations on our ability to enforce legal rights and remedies; and

o	access to or control of networks and confidential information due to local government controls and vulnerability of local networks to cyber risks.
If we are unable to successfully manage the risks associated with expanding our global business or adequately manage operational risks of our existing international operations, the risks could have a material adverse effect on our growth strategy involving expansion into new geographical markets, our reputation, our consolidated results of operations, financial position and cash flows.

•
Trends in oil and natural gas prices may affect the drilling and production activity, profitability and financial stability of our customers and therefore the demand for, and profitability of, our energy products and services, which could have a material adverse effect on our business, our consolidated results of operations, financial condition and cash flows.

The oil and gas industry is cyclical in nature and experiences periodic downturns of varying length and severity. Most recently, the oil and gas industry experienced a significant downturn in 2015 and 2016. Demand for our energy products and services is sensitive to the level of drilling and production activity of, and the corresponding capital spending by, oil and natural gas companies. The level of drilling and production activity is directly affected by trends in oil and natural gas prices. Oil and gas prices and the level of drilling and production activity have been characterized by significant volatility in recent years. In particular, the prices of oil and natural gas were highly volatile in 2014 and 2015 on significant over supply and declined dramatically.

Prices for oil and natural gas are subject to large fluctuations in response to changes in the supply of and demand for oil and natural gas, market uncertainty, geopolitical developments and a variety of other factors that are beyond our control. Prices of oil began to recover in late 2016 but there can be no assurance that increases will continue. We expect continued volatility in both crude oil and natural gas prices, as well as in the level of drilling and production related activities. Given the long-term nature of many large-scale development projects, another future significant downturn in the oil and gas industry could result in the reduction in demand for our energy and pumps products and services, and could have a material adverse effect on our consolidated results of operations, financial position and cash flows.

•	The proposed spin-off of Wellsite may not be completed on the currently contemplated timeline or terms, or at all, and may not achieve the intended benefits.

We have previously announced in 2017 a plan to pursue a tax-free spin-off of our Wellsite business into a standalone, publicly-traded company. We expect to complete the spin-off in May of 2018, subject to the satisfaction or waiver of certain customary conditions. However, unanticipated developments, including delays in obtaining tax rulings, changes in the macroeconomic environment, uncertainty of the financial markets and challenges in establishing infrastructure or processes could delay or prevent the proposed spin-off or cause the proposed spin-off to occur on terms or conditions that are less favorable and/or different than expected. Even if the transaction is completed, we may not realize some or all of the anticipated benefits from the spin-off. We also have incurred and will continue to incur significant expenses in connection with the proposed spin-off which may exceed our current expectations.
Executing the proposed spin-off requires significant time and attention from management, which could distract them from other tasks in operating our business. Additionally, our employees may be distracted due to uncertainty about their future roles pending the completion of the spin-off. Following the proposed spin-off, the combined value of the common stock of the two publicly-traded companies may not be equal to or greater than what the value of our common stock would have been had the proposed spin-off not occurred. In addition, investor sentiment could result in excess selling causing greater volatility in our share price following the consummation of the proposed spin-off. Finally, if we fail to complete the spin-off, we may experience negative reactions from the financial markets.

•
If the Wellsite spin-off, together with certain related transactions, does not qualify as a transaction that is generally tax-free for U.S. federal income tax purposes, we and our shareholders could be subject to significant tax liabilities.

A condition to the spin-off is the receipt by us of either (i) a private letter ruling from the Internal Revenue Service (the "IRS Ruling") together with an opinion of McDermott Will & Emery LLP, our tax counsel, substantially to the effect that, among other things, certain transactions to effect the spin-off will qualify as a tax-free reorganization for U.S. federal income tax purposes under Section 368(a)(1)(D) of the Internal Revenue Code (the “Code”), and the distribution will qualify as a tax-free distribution to our shareholders under Section 355 of the Code, or (ii) an opinion of McDermott Will & Emery LLP, our tax counsel, substantially to the effect that, among other things, certain transactions to effect the spin-off will qualify as a tax-free reorganization for U.S. federal income tax purposes under Section 368(a)(1)(D) of the Code and the distribution of shares of Wellsite will qualify as a tax-free distribution to our shareholders under Section 355 of the Code. The IRS Ruling (if obtained) and the opinion of tax counsel will rely on certain facts and assumptions, and certain representations and undertakings from us and Wellsite, including those regarding the past and future conduct of certain of our businesses and other matters. If any of these facts, assumptions, representations or undertakings are incorrect or not satisfied, we and our shareholders may not be able to rely on the IRS Ruling (if obtained) or the opinion, and could be subject to significant tax liabilities. Notwithstanding the IRS Ruling (if obtained) and the opinion, the IRS could determine on audit that the distribution is taxable if it determines that any of these facts, assumptions, representations or undertakings are not correct or have been violated or if it disagrees with the conclusions in the opinion. In addition, we and Wellsite intend for certain related transactions to qualify for tax-free treatment under U.S. federal, state and local tax law and/or foreign tax law.
If the distribution is determined to be taxable for U.S. federal income tax purposes, we and our shareholders that are subject to U.S. federal income tax could incur significant U.S. federal income tax liabilities. For example, if the distribution fails to qualify for tax-free treatment, we would, for U.S. federal income tax purposes, be treated as if we had sold the Wellsite common stock in a taxable sale for its fair market value, and our shareholders who are subject to U.S. federal income tax would be treated as receiving a taxable distribution in an amount equal to the fair market value of the Wellsite common stock received in the distribution. In addition, if certain related transactions fail to qualify for tax-free treatment under U.S. federal, state and local tax law and/or foreign tax law, we could incur significant tax liabilities under U.S. federal, state, local and/or foreign tax law, respectively.

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

•	Our operating results depend in part on the timely development and commercialization, and customer acceptance, of new and enhanced products and services based on technological innovation.

The success of new and improved products and services depends on their initial and continued acceptance by our customers. Certain of our businesses sell their products and services in industries that are characterized by rapid technological changes, frequent new product introductions, changing industry standards and corresponding shifts in customer demand, which may result in unpredictable product transitions, shortened life cycles and increased importance of being first to market with new products and services. Failure to correctly identify and predict customer needs and preferences, to deliver high quality, innovative and competitive products to the market, to adequately protect our intellectual property rights or to acquire rights to third-party technologies and to stimulate customer demand for, and convince customers to adopt, new products and services could adversely affect our consolidated results of operations, financial condition and cash flows. In addition, we may experience difficulties or delays in the research, development, production and/or marketing of new products and services which may prevent us from recouping or realizing a return on the investments required to continue to bring new products and services to market.

•
Our businesses and their profitability and reputation could be adversely affected by domestic and foreign governmental and public policy changes, risks associated with emerging markets, changes in statutory tax rates and unanticipated outcomes with respect to tax audits.

Our businesses’ domestic and international sales and operations are subject to risks associated with changes in laws, regulations and policies (including environmental and employment regulations, data security laws, data privacy laws, export/import laws, tax policies such as export subsidy programs and research and experimentation credits, carbon emission regulations and other similar programs). Failure to comply with any of the foregoing could result in civil and criminal, monetary and non-monetary penalties as well as potential damage to our reputation. We cannot provide assurance that our costs of complying with new and evolving regulatory reporting requirements and current or future laws, including environmental protection, employment, data security, data privacy and health and safety laws, will not exceed our estimates. In addition, we have invested in certain countries, including Brazil, Russia, India and China, and may in the future invest in other countries, any of which may carry high levels of currency, political, compliance, or economic risk. While these risks or the impact of these risks are difficult to predict, any one or more of them could adversely affect our businesses and reputation.

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

We are continually evaluating our cost structure and seeking ways to capture synergies across our operations. For example, during the fourth quarter of 2017, we recorded rightsizing and other related costs of $56.3 million to better align our cost structure in preparation for the Wellsite separation. These rightsizing activities and our regular ongoing cost reduction activities (including in connection with the integration of acquired businesses) may reduce our available talent, assets and other resources and could slow improvements in our products and services, adversely affect our ability to respond to customers and limit our ability to increase production quickly if demand for our products increases. In addition, delays in implementing planned restructuring activities or other productivity improvements, unexpected costs or failure to meet targeted improvements may diminish the operational or financial benefits we expect to realize through our various programs. Any of the circumstances described above could adversely affect our consolidated results of operations, financial condition and cash flows.

•	Our operations, businesses and products are subject to cybersecurity risks.

We depend on our own and third party information technology (“IT”) systems, including cloud-based systems, to store and process information and support our business activities. We also use our third party IT systems to support customer business activities, such as transmitting payment information, providing mobile monitoring services, and capturing operational data. Additionally, some of our products contain computer hardware and software and offer the ability to connect to computer networks. If these technologies, systems, products or services are damaged, cease to function properly, are compromised due to employee error, user error, malfeasance, system errors, or other vulnerabilities, or are subject to cybersecurity attacks, such as those involving unauthorized access, malicious software, or other intrusions, including by criminals, nation states or insiders, our business may be adversely impacted. The impacts could include production downtimes, operational delays, and other impacts on our operations and ability to provide products and services to our customers; compromise of confidential, proprietary or otherwise protected information, including personal and customer data; destruction, corruption, or theft of data; manipulation, disruption, or improper use of these technologies, systems, products or services; financial losses from remedial actions, loss of business or potential liability; adverse media coverage; and legal claims or legal proceedings, including regulatory investigations and actions; and damage to our reputation. While we attempt to mitigate these risks by employing a number of measures, including employee training, technical security controls, a breach response plan, maintenance of backup and protective systems, and security personnel, our systems, networks, products and services remain potentially vulnerable to known or unknown cybersecurity attacks and other threats, any of which could have a material adverse effect on our consolidated results of operations, financial condition and cash flows. While we maintain insurance coverage that is intended to address certain aspects of cybersecurity risks, such insurance coverage may not cover all losses or all types of claims that arise.

•	Unforeseen developments in contingencies such as litigation and product recalls could adversely affect our consolidated results of operations, financial condition and cash flows.

We and certain of our subsidiaries are, and from time to time may become, parties to a number of legal proceedings incidental to our businesses, including alleged injuries arising out of the use of products or exposure to hazardous substances, or claims related to patent infringement, employment matters and commercial disputes. The defense of these lawsuits may require significant expenses and divert management’s attention, and we may be required to pay damages that could adversely affect our consolidated results of operations, financial condition and cash flows. In addition, any insurance or indemnification rights that we may have may be insufficient or unavailable to protect us against potential loss exposures.

We may be exposed to product recalls and adverse public relations if our products are alleged to have defects, to cause property damage, to cause injury or illness, or if we are alleged to have violated governmental regulations. For example, during the fourth quarter of 2016, we determined there was a quality issue with a product component part in the Fluids segment and voluntarily reported this issue to the U.S. Consumer Product Safety Commission (“CPSC”). During the first quarter of 2017, we announced a voluntary recall of the product in conjunction with the CPSC. See Note 14 — Commitments and Contingent Liabilities in the Consolidated Financial Statements in Item 8 of this Form 10-K for additional information. A product recall could result in substantial and unexpected expenditures, which would reduce operating profit and cash flow. In addition, a product recall may require significant management attention. Product recalls may hurt the value of our brands and lead to decreased demand for our products. Product recalls also may lead to increased scrutiny by federal, state or international regulatory agencies of our operations and increased litigation and could have a material adverse effect on our consolidated results of operations, financial condition and cash flows.

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

Our businesses own patents, trademarks, licenses and other forms of intellectual property related to their products and continuously invest in research and development that may result in innovations and general intellectual property rights. Our businesses employ various measures to develop, maintain and protect their intellectual property rights. These measures may not be effective in capturing intellectual property rights, and they may not prevent their intellectual property from being challenged, invalidated, or circumvented, particularly in countries where intellectual property rights are not highly developed or protected. Unauthorized use of our businesses' intellectual property rights could adversely impact the competitive position of our businesses and could have a negative impact on our consolidated results of operations, financial condition and cash flows.

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

Three major ratings agencies (Moody’s, Standard and Poor’s and Fitch Ratings) evaluate our credit profile on an ongoing basis and have each assigned high ratings for our short-term and long-term debt as of December 31, 2017. Although we do not anticipate a material change in our credit ratings, if our current credit ratings deteriorate, then our borrowing costs could increase, including increased fees under our five-year credit facility, and our access to future sources of liquidity may be adversely affected.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

The number, type, location and size of the properties used by our operations as of December 31, 2017 are shown in the following charts, by segment:

	Number and nature of facilities				Square footage (in 000s)
	Manufacturing	Warehouse	Sales / Service	Total	Owned	Leased
Engineered Systems	38	37	75	150	3,277	1,916
Fluids	42	15	51	108	1,597	2,768
Refrigeration & Food Equipment	18	13	12	43	1,549	2,641
Energy	54	42	47	143	2,721	1,503

	Locations					Expiration dates of leased facilities (in years)
	North America	Europe	Asia	Other	Total	Minimum	Maximum
Engineered Systems	41	50	40	2	133	1	11
Fluids	13	27	20	7	67	1	15
Refrigeration & Food Equipment	29	10	5	2	46	1	10
Energy	130	5	—	3	138	1	15

Our owned and leased facilities are well-maintained and suitable for our operations.

ITEM 3. LEGAL PROCEEDINGS

A few of our subsidiaries are involved in legal proceedings relating to the cleanup of waste disposal sites identified under federal and state statutes which provide for the allocation of such costs among "potentially responsible parties." In each instance, the extent of the subsidiary’s liability appears to be relatively insignificant in relation to the total projected expenditures and the number of other "potentially responsible parties" involved and it is anticipated to be immaterial to us on a consolidated basis. In addition, a few of our subsidiaries are involved in ongoing remedial activities at certain plant sites, in cooperation with regulatory agencies, and appropriate reserves have been established. At December 31, 2017 and 2016, we have reserves totaling $35.4 million and $30.0 million, respectively, for environmental and other matters, including private party claims for exposure to hazardous substances, that are probable and estimable.

The Company and certain of its subsidiaries are also parties to a number of other legal proceedings incidental to their businesses. These proceedings primarily involve claims by private parties alleging injury arising out of use of the Company’s products, exposure to hazardous substances, patent infringement, employment matters and commercial disputes. Management and legal counsel, at least quarterly, review the probable outcome of such proceedings, the costs and expenses reasonably expected to be incurred and currently accrued to-date and the availability and extent of insurance coverage. The Company has reserves for other legal matters that are probable and estimable and at December 31, 2017 and 2016, these reserves are not significant. While it is not possible at this time to predict the outcome of these legal actions, in the opinion of management, based on the aforementioned reviews, the Company is not currently involved in any legal proceedings which, individually or in the aggregate, could have a material effect on its financial position, results of operations, or cash flows.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

All of our officers are elected annually at the first meeting of the Board of Directors following our annual meeting of shareholders, and are subject to removal at any time by the Board of Directors. Our executive officers as of February 9, 2018, and their positions with Dover (and, where relevant, prior business experience) for the past five years, are as follows:

Name	Age	Positions Held and Prior Business Experience
Robert A. Livingston	64	Chief Executive Officer and Director (since December 2008) and President (since June 2008).
William T. Bosway	52
Vice President of Dover and President and Chief Executive Officer (since June 2016) of Dover Refrigeration & Food Equipment; prior thereto Group Vice President, Solutions & Technology (from May 2008 to June 2016) of Emerson’s Climate Technologies.

Patrick M. Burns	55
Senior Vice President, Strategy (since September 2016) of Dover; prior thereto Vice President, Corporate Strategy (from January 2014 to June 2016) of Johnson Controls; Vice President, Marketing, Strategy and M&A (from December 2012 to December 2013) of Danaher Corporation.

Ivonne M. Cabrera	51
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

Brad M. Cerepak	58	Senior Vice President and Chief Financial Officer (since May 2011) of Dover; prior thereto Vice President and Chief Financial Officer (from August 2009 to May 2011) of Dover.
C. Anderson Fincher	47
Vice President (since May 2011) of Dover and President and Chief Executive Officer (since February 2014) of Dover Engineered Systems; prior thereto Executive Vice President (from November 2011 to February 2014) of Dover Engineered Systems; prior thereto Executive Vice President (from May 2009 to November 2011) of Dover Industrial Products.

Stephen Gary Kennon	58
Senior Vice President of Dover and President (since February 2016) of Dover Business Services; prior thereto Executive Vice President (from 2014 to February 2016) of Dover Engineered Systems; prior thereto President and Chief Executive Officer of Vehicle Services Group (2005 to 2014).

Jay L. Kloosterboer	57	Senior Vice President, Human Resources (since May 2011) of Dover; prior thereto Vice President, Human Resources (from January 2009 to May 2011) of Dover.
Sivasankaran Somasundaram	52
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

William W. Spurgeon, Jr.	59
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

Name	Age	Positions Held and Prior Business Experience
Russell E. Toney	48	Senior Vice President, Global Sourcing (since February 2015) of Dover; prior thereto General Manager, Market Development (from January 2013 to February 2015) of GE Energy Management.
Carrie Anderson	49
Vice President, Controller (since May 2017) of Dover; prior thereto Vice President and Chief Financial Officer (from February 2014 to May 2017) of Dover Engineered Systems; prior thereto Vice President and Chief Financial Officer (October 2011 to February 2014) of Dover's former Printing & Identification segment.

Paul E. Goldberg	54	Vice President, Investor Relations (since November 2011) of Dover; prior thereto Treasurer and Director of Investor Relations (from February 2006 to November 2011) of Dover.
Girish Juneja	48
Senior Vice President and Chief Digital Officer (since May 2017) of Dover; prior thereto Senior Vice President/Chief Technology Officer and General Manager of the Marketplace Solutions Business of Altisource (from January 2014 to April 2017); prior thereto General Manager, Big Data Software Products and Chief Technology Officer, Datacenter Software of Intel Corporation (from January 2012 to January 2014).

Anthony K. Kosinski	51	Vice President, Tax (since June 2016) of Dover; prior thereto Director, Domestic Tax (June 2003 to June 2016) of Dover.
James M. Moran	52
Vice President, Treasurer (since November 2015) of Dover; prior thereto Senior Vice President and Treasurer (from June 2013 to August 2015) of Navistar International Corporation (“NIC”); prior thereto Vice President and Treasurer (from 2008 to June 2013) of NIC; also served as Senior Vice President and Treasurer of Navistar, Inc. (from June 2013 to August 2015) and Vice President and Treasurer of Navistar, Inc. (from 2008 to June 2013); also served as Senior Vice President and Treasurer of Navistar Financial Corporation (“NFC”) (from April 2013 to August 2015) and Vice President and Treasurer of NFC (from January 2013 to April 2013).

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Dividends

The principal market in which Dover common stock is traded is the New York Stock Exchange. Information on the high and low close prices of our stock and the frequency and the amount of dividends paid during the last two years is as follows:

	2017			2016
	Market Prices		Dividends per Share	Market Prices		Dividends per Share
	High	Low		High	Low
First Quarter	$81.82	$76.34	$0.44	$66.30	$52.65	$0.42
Second Quarter	83.71	77.06	0.44	72.08	62.31	0.42
Third Quarter	92.43	81.62	0.47	74.53	67.10	0.44
Fourth Quarter	101.44	89.50	0.47	77.13	65.53	0.44
			$1.82			$1.72

Holders

The number of holders of record of Dover common stock as of January 26, 2018 was approximately 19,739. This figure includes participants in our domestic 401(k) program.

Securities Authorized for Issuance Under Equity Compensation Plans

Information regarding securities authorized for issuance under our equity compensation plans is contained in Part III, Item 12 of this Form 10-K.

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

In January 2015, the Board of Directors approved a standing share repurchase authorization, whereby the Company could repurchase up to 15,000,000 shares of its common stock over the following three years. During the year ended December 31, 2017, the Company purchased 1,059,682 shares of its common stock under this authorization at a total cost of $105.0 million, or $99.11 per share. As of December 31, 2017, the number of shares available for repurchase under the January 2015 share repurchase authorization was 5,711,776. In February 2018, the Company's Board of Directors approved a new standing share repurchase authorization, whereby the Company may repurchase up to 20 million shares of its common stock through December 31, 2020. This share repurchase authorization replaces the January 2015 share repurchase authorization which expired on January 9, 2018. The total number of shares purchased by month during the fourth quarter of 2017 were as follows:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value in Thousands) of Shares that May Yet Be Purchased under the Plans or Program
Period				January 2015 Program
October 1 to October 31	—	$—	—	6,771,458
November 1 to November 30	—	—	—	6,771,458
December 1 to December 31	1,059,682	99.11	1,059,682	5,711,776
For the Fourth Quarter	1,059,682	$99.11	1,059,682	5,711,776

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

Comparison of Five-Year Cumulative Total Return *
Dover Corporation, S&P 500 Index & Peer Group Index

Total Shareholder Returns

Data Source: Research Data Group, Inc
_______________________
*Total return assumes reinvestment of dividends.
This graph assumes $100 invested on December 31, 2012 in Dover common stock, the S&P 500 index and a peer group index.

The 2017 peer index consists of the following 33 public companies selected by Dover.

3M Company	Honeywell International Inc.	Roper Industries Inc.
Actuant Corp.	Hubbell Incorporated	Snap-On Inc.
AMETEK Inc.	IDEX Corporation	SPX Corporation
Amphenol Corp.	Illinois Tool Works Inc.	Teledyne Technologies Inc.
Carlisle Companies Inc.	Ingersoll-Rand PLC	Textron Inc.
Corning Inc.	Johnson Controls International PLC	The Timken Company
Crane Company	Lennox International Inc.	United Technologies Corp.
Danaher Corporation	Nordson Corp.	Vishay Intertechnology Inc.
Eaton Corporation	Parker-Hannifin Corp.	Weatherford International PLC
Emerson Electric Co.	Pentair PLC
Flowserve Corporation	Regal Beloit Corp.
Gardner Denver Holdings Inc.	Rockwell Automation Inc.

ITEM 6. SELECTED FINANCIAL DATA

in thousands except per share data	2017	2016	2015	2014	2013

Revenue	$7,830,436	$6,794,342	$6,956,311	$7,752,728	$7,155,096
Earnings from continuing operations	811,665	508,892	595,881	778,140	797,527
Earnings (losses) from discontinued operations	—	—	273,948	(2,905)	205,602
Net earnings	811,665	508,892	869,829	775,235	1,003,129

Basic earnings (loss) per share:
Continuing operations	$5.21	$3.28	$3.78	$4.67	$4.66
Discontinued operations	—	—	1.74	(0.02)	1.20
Net earnings	5.21	3.28	5.52	4.65	5.86

Weighted average basic shares outstanding	155,685	155,231	157,619	166,692	171,271

Diluted earnings (loss) per share:
Continuing operations	$5.15	$3.25	$3.74	$4.61	$4.60
Discontinued operations	—	—	1.72	(0.02)	1.18
Net earnings	5.15	3.25	5.46	4.59	5.78

Weighted average diluted shares outstanding	157,744	156,636	159,172	168,842	173,547

Dividends per common share	$1.82	$1.72	$1.64	$1.55	$1.45

Capital expenditures	$196,735	$165,205	$154,251	$166,033	$141,694
Depreciation and amortization	394,240	360,739	327,089	307,188	278,033
Total assets	10,657,653	10,115,991	8,606,076	9,018,522	10,788,895
Total debt	3,567,804	3,621,187	2,754,777	3,019,228	2,815,715

All results and data in the table above reflect continuing operations, unless otherwise noted. See Note 3 — Acquisitions and Note 4 — Disposed and Discontinued Operations in the Consolidated Financial Statements in Item 8 of this Form 10-K for additional information regarding the impact of 2017 and 2016 acquisitions and disposed and discontinued operations.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is intended to help the reader understand our results of operations and financial condition for the three years ended December 31, 2017, 2016 and 2015. The MD&A should be read in conjunction with our Consolidated Financial Statements and Notes included in Item 8 of this Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed elsewhere in this Form 10-K, particularly in Item 1A. "Risk Factors" and in the "Special Note Regarding Forward-Looking Statements" preceding Part I of this Form 10-K.

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

For the year ended December 31, 2017, consolidated revenue from continuing operations was $7.8 billion, an increase of $1.0 billion or 15.2%, as compared to the prior year. This increase included organic revenue growth of 7.8%, acquisition-related growth of 9.7% and a favorable impact of 0.4% from foreign currency, partially offset by a 2.7% impact from dispositions. Overall, customer pricing had a favorable impact of 0.6% on revenue for the year.

Within our Engineered Systems segment, revenue increased $210.0 million, or 8.9%, from the prior year, reflecting organic growth of 5.6%, acquisition-related growth of 6.7% and a favorable impact from foreign currency of 0.9%, partially offset by a 4.3% impact from dispositions. Organic growth was broad-based across both the Printing & Identification and Industrials platforms. Our Fluids segment revenue increased $550.3 million, or 32.4%, comprised of acquisition-related growth of 29.3%, organic growth of 2.8% and a favorable foreign currency impact of 0.3%. The organic growth was principally driven by industrial pump activity and solid hygienic and pharma markets partially offset by continued weakness in transport markets. Within our Refrigeration & Food Equipment segment, revenue decreased $21.2 million, or 1.3%, from the prior year, including a 5.1% decline due to a disposition, partially offset by organic revenue growth of 3.4% and a favorable impact from foreign currency translation of 0.4%. The organic growth was driven primarily by demand for refrigeration systems and heat exchangers in our Refrigeration business. Our Energy segment revenue increased $297.8 million, or 26.9%, from the prior year, comprised of organic revenue growth of 26.8% and acquisition-related growth of 0.2%, partially offset by an unfavorable impact from foreign currency translation of 0.1%. The increase in organic revenue within our Energy segment was driven primarily by increases in U.S. rig count and well completions.

Gross profit was $2.9 billion for the year ended December 31, 2017, an increase of $418.4 million, or 16.9%, as compared to the prior year. The increase was primarily due to the growth in sales volumes as well as the benefits of prior restructuring actions, and a reduction to a voluntary product recall accrual of $7.2 million compared to charge of $23.2 million in 2016. Gross profit margin was 36.9% for the year ended December 31, 2017 compared to 36.4% for the prior year. For further discussion related to our consolidated and segment results, see "Consolidated Results of Operations" and "Segment Results of Operations," respectively, within MD&A.

Bookings increased 17.0% over the prior year at $8.0 billion for the year ended December 31, 2017. Included in this result was a 9.6% increase in organic bookings, a 9.8% increase in acquisition-related bookings and a 0.2% favorable impact due to foreign exchange rates, which were partially offset by a 2.6% decline due to dispositions. Bookings increased 35.7%, 30.7% and 11.6% within our Fluids, Energy and Engineered Systems segments, respectively, while bookings in our Refrigeration & Food Equipment segment decreased 3.8%. Overall, our book-to-bill increased from the prior year to 1.02. Backlog as of December 31, 2017 was $1.2 billion, up from $1.1 billion from the prior year.

From a geographic perspective, our U.S., European and China markets all grew organically year-over-year.

On December 7, 2017, we announced that our Board of Directors approved a plan to spin-off our upstream energy businesses within the our Energy segment, collectively, the “Wellsite” business, through a U.S. tax-free spin-off to shareholders. We expect to complete the separation in May of 2018, subject to the satisfaction or waiver of certain customary conditions. We have incurred $15.3 million of costs associated with the transaction which were recorded as a corporate expense in selling, general and administrative expenses in the Consolidated Statement of Earnings. These transaction costs primarily relate to professional fees associated with preparation of regulatory filings and separation activities within finance, legal and information system functions. Upon separation, the historical results of Wellsite will be presented as discontinued operations.

During the fourth quarter of 2017, we recorded rightsizing and other related costs of $56.3 million to better align our cost structure in preparation for the Wellsite separation. The $56.3 million is comprised of $45.8 million of restructuring costs and $10.5 million of other charges. These costs relate to actions taken on employee reductions, facility consolidations and site closures and product line divestitures and exits. These charges were broad based across all segments as well as corporate, with costs incurred of $9.2 million in Engineered Systems, $8.2 million in Fluids, $15.3 million in Refrigeration & Food Equipment, $7.3 million in Energy and $16.3 million at Corporate. These charges were recorded in cost of goods and services, selling, general and administrative expenses, gain on sale of businesses, and other expense (income), net in the Consolidated Statement of Earnings.

We recorded a net tax benefit of $50.9 million primarily relating to the enactment of the U.S. bill commonly referred to as the Tax Cuts and Jobs Act (“Tax Reform Act”) during the fourth quarter of 2017. The benefit was comprised of a $172.0 million benefit related to the re-measurement of deferred tax liabilities arising from a lower U.S. corporate tax rate, offset by a $115.0 million provisional tax expense related to the deemed repatriation of unremitted earnings of foreign subsidiaries and $11.0 million of anticipated local withholding tax expense associated with planned cash distributions to the U.S from non-U.S. subsidiaries. The net tax benefit in the fourth quarter of 2017 also included a benefit of $4.9 million related to decreases in statutory tax rates of foreign jurisdictions. On a full year basis, the effective tax rate for 2017 was 16.7%.

For the full year 2017, Dover made a total of three acquisitions totaling $43.1 million, net of cash acquired and including contingent consideration. We completed the acquisition of Caldera Graphics S.A.S. ("Caldera") for approximately $32.9 million, net of cash acquired and including contingent consideration. Caldera enhances our ability to serve the global digital textile printing market with their high-quality technical software designed for the digital printing industry. Caldera is included in the Printing & Identification platform within the Engineered Systems segment. See Note 3 — Acquisitions in the Consolidated Financial Statements in Item 8 of this Form 10-K for further details regarding the businesses acquired during the year. Subsequently, in January 2018,we acquired Ettlinger Group, a leading manufacturer of filtering solutions for the plastics recycling industry, for €50.0 million (approximately $60.0 million) and Rosario Handel B.V., a manufacturer of decorator and base coating machinery used in the production of beverage, food and aerosol cans for €13.5 million (approximately $16.2 million). These acquisitions enhance our ability to serve our respective markets within the Fluids and Refrigeration & Food Equipment segments.

In addition, in 2017, as part of the regular review of our portfolio and the fit of our businesses, we completed the divestitures of Performance Motorsports International ("PMI"), a manufacturer of pistons and other engine related components, and the consumer and industrial winch business of Warn Industries Inc. ("Warn"), both within our Engineered Systems segment. These disposals did not represent strategic shifts in operations and, therefore, did not qualify for presentation as discontinued operations. We sold the PMI and Warn businesses for total consideration of $147.3 million and $250.3 million, respectively. The disposition of PMI resulted in pre-tax gain on sale of $88.4 million, and we recorded a 25% equity method investment at fair value as well as a subordinated note receivable. The disposition of Warn resulted in a pre-tax gain on sale of $116.9 million and we also recorded $5.2 million of disposition costs. See Note 4 — Disposed and Discontinued Operations in the Consolidated Financial Statements in Item 8 of this Form 10-K for additional information regarding these disposed businesses.

During the year ended December 31, 2017, we purchased 1.1 million shares of our common stock for a total cost of $105.0 million, or $99.11 per share. We also continued our long history of increasing our annual dividend payments to shareholders and paid a total of $284.0 million in dividends to our shareholders.

CONSOLIDATED RESULTS OF OPERATIONS

	Years Ended December 31,			% / Point Change
(dollars in thousands, except per share figures)	2017	2016	2015	2017 vs. 2016	2016 vs. 2015
Revenue	$7,830,436	$6,794,342	$6,956,311	15.2%	(2.3)%
Cost of goods and services	4,940,059	4,322,373	4,388,167	14.3%	(1.5)%
Gross profit	2,890,377	2,471,969	2,568,144	16.9%	(3.7)%
Gross profit margin	36.9%	36.4%	36.9%	0.5	(0.5)

Selling, general and administrative expenses	1,975,932	1,757,523	1,647,382	12.4%	6.7%
Selling, general and administrative expenses as a percent of revenue	25.2%	25.9%	23.7%	(0.7)	2.2

Interest expense	145,208	136,401	131,676	6.5%	3.6%
Interest income	(8,502)	(6,759)	(4,419)	25.8%	53.0%
Other expense (income), net	7,034	(7,930)	(7,105)	(188.7)%	11.6%
Gain on sale of businesses	(203,138)	(96,598)	—	nm*	nm*

Provision for income taxes	162,178	180,440	204,729	(10.1)%	(11.9)%
Effective tax rate	16.7%	26.2%	25.6%	(9.5)	0.6

Earnings from continuing operations	811,665	508,892	595,881	59.5%	(14.6)%

Earnings from discontinued operations, net	—	—	273,948	—%	nm*

Earnings from continuing operations per common share - diluted	5.15	3.25	$3.74	58.5%	(13.1)%

Earnings from discontinued operations per common share -diluted	$—	$—	$1.72	—%	nm*
 * nm: not meaningful

Revenue

For the year ended December 31, 2017, revenue increased $1.0 billion, or 15.2% to $7.8 billion compared with 2016, reflecting organic growth of 7.8%, acquisition-related growth of 9.7% and a favorable impact from foreign currency translation of 0.4%, partially offset by a 2.7% impact from dispositions. Growth in organic revenue was largely driven by improved market conditions in U.S. oil and gas-related end markets for the Energy segment, as well as strong broad-based activity in the Engineered Systems segment. Organic growth also reflected strong shipments in our Pumps and Hygienic & Pharma businesses in the Fluids segment and solid retail refrigeration activity in the Refrigeration & Food Equipment segment. Acquisition-related growth of 9.7% was led by the Fluids and Engineered Systems segments, largely due to the full-year benefit from the 2016 acquisitions of Wayne Fueling Systems Ltd. ("Wayne") within our Fluids segment and Ravaglioli S.p.A Group ("RAV") within our Engineered Systems segment, as well as the 2017 acquisition of Caldera Graphics S.A.S. ("Caldera") within our Engineered Systems segment. Overall customer pricing was favorable, impacting consolidated revenue 0.6%.

For the year ended December 31, 2016, revenue decreased $162.0 million, or 2.3% to $6.8 billion compared with 2015, reflecting an organic decline of 5.4%, a 3.0% impact from dispositions and an unfavorable impact of 1.0% from foreign currency translation, offset by growth from acquisitions of 7.1%. Decline in organic revenue was attributable to weakness in U.S. oil and gas-related end markets as well as reduced capital spending by our customers. Acquisition-related growth of 7.1% was largely driven by the acquisitions of Tokheim Group S.A.S. ("Tokheim") and Wayne within our Fluids segment and RAV within our Engineered Systems segment, as well as the full-year benefit from the fourth quarter 2015 acquisitions.

Gross Profit

For the year ended December 31, 2017, gross profit increased $418.4 million, or 16.9%, to $2.9 billion compared with 2016, primarily due to growth in sales volumes and benefits of prior restructuring actions, as well as a reduction of a product recall accrual of $7.2 million compared to a fourth quarter 2016 charge of $23.2 million. Gross profit margin increased 50 basis points primarily due to margin improvements in our Engineered Systems and Energy segments.

For the year ended December 31, 2016, gross profit decreased $96.2 million, or 3.7% to $2.5 billion compared with 2015, primarily due to the decline in sales volumes and a product recall charge of $23.2 million, partially offset by supply chain cost containment initiatives and the benefits of prior restructuring actions. Gross profit margin declined 50 basis points primarily due to margin declines in our Energy segment.

Selling, General and Administrative Expenses

For the year ended December 31, 2017, selling, general and administrative expenses increased $218.4 million, or 12.4% to $2.0 billion compared with 2016, primarily reflecting the impact of acquisitions in 2016, including acquisition-related amortization expense of $15.7 million, Wellsite separation costs of $15.3 million, higher restructuring charges of $10.8 million, disposition-related costs for Warn of $5.2 million and increased compensation costs. As a percentage of revenue, selling, general and administrative expenses decreased 70 basis points in 2017 to 25.2%, reflecting the leverage of costs on a higher revenue base, partially offset by the aforementioned increases in expenses.

For the year ended December 31, 2016, selling, general and administrative expenses increased $110.1 million, or 6.7% to $1.8 billion compared with 2015 reflecting the impact of acquisition-related depreciation and amortization expense, acquisition-related deal costs and increased headcount. The increase is also impacted by increased investment in DBS, offset by lower restructuring charges and the benefits of previously implemented cost reduction actions. As a percentage of revenue, selling, general and administrative expenses increased 220 basis points in 2016 to 25.9%, reflecting deleveraging of fixed administrative costs and acquisition-related costs on lower revenue.

Non-Operating Items

Interest Expense

For the year ended December 31, 2017, interest expense, net of interest income, increased $7.1 million, or 5.4%, to $136.7 million compared with 2016 due to the full year impact of the fourth quarter 2016 issuance of the €600 million of 1.25% euro-denominated notes and higher interest rates on commercial paper in 2017.

For the year ended December 31, 2016, interest expense, net of interest income, increased $2.4 million, or 1.9%, to $129.6 million compared with 2015. This increase was due to higher interest rates on commercial paper year over year and the fourth quarter 2016 issuance of the €600 million of 1.25% euro-denominated notes, offset in part by the full year impact of lower interest on $400.0 million, 3.15% notes which replaced the $300.0 million, 4.875% notes in October 2015.

Other expense (income), net

For the years ended December 31, 2017, 2016 and 2015, other expense (income), net was $7.0 million, $(7.9) million and $(7.1) million, respectively. For the year ended December 31, 2017, other expense was primarily due to a net foreign exchange loss of $7.2 million resulting from the re-measurement and settlement of foreign currency denominated balances. For the year ended December 31, 2016, other income was primarily due to earnings on equity method investments of $3.3 million and a net foreign exchange gain of $2.9 million. For the year ended December 31, 2015, other income was primarily due to earnings on equity method investments of $3.3 million and an insurance settlement for property damage of $3.6 million, partially offset by a net foreign exchange loss of $1.6 million.

Gain on sale of businesses

For the year ended December 31, 2017, gain on sale of businesses was $203.1 million. The gain was primarily due to the sales of PMI and Warn, both within the Engineered Systems segment, in which we recognized gains on sale of $88.4 million and $116.9 million, respectively. Other immaterial dispositions completed during the year were recorded as a net loss of $2.2 million.

For the year ended December 31, 2016, gain on sale of businesses was $96.6 million. The gain was primarily due to the sales of Texas Hydraulics ("THI"), a custom manufacturer of fluid power components within the Engineered Systems segment, and Tipper Tie, a global supplier of processing and clip packaging machines within the Refrigeration & Food Equipment segment. Upon disposal of THI and Tipper Tie, we recognized gains on sale of $11.9 million and $85.0 million, respectively.

These disposals did not represent strategic shifts in operations and, therefore, did not qualify for presentation as discontinued operations.

Income Taxes

Our businesses span the globe with 36.2%, 39.0% and 33.8% of our pre-tax earnings in 2017, 2016 and 2015, respectively, generated in foreign jurisdictions. Foreign earnings are generally subject to local country tax rates that are below the 35.0% U.S. statutory tax rate as of December 31, 2017. As a result, our effective non-U.S. tax rate is typically significantly lower than the U.S. statutory tax rate. Effective January 1, 2018, the U.S. statutory rate will decrease to 21.0%.

Our effective tax rate was 16.7% for the year ended December 31, 2017, compared to 26.2% for the year ended December 31, 2016. The 2017 and 2016 rates were impacted by $46.9 million and $13.6 million, respectively, of favorable net discrete items. We recorded a provisional net tax benefit in the fourth quarter of 2017 of $50.9 million primarily related to the Tax Reform Act. The final impact may differ from these provisional amounts, possibly materially, due to, among other things, issuance of additional regulatory guidance, changes in interpretations and assumptions we made, and actions we may take as a result of the Tax Reform Act. We recorded a $172.0 million benefit related to the re-measurement of deferred tax liabilities arising from a lower U.S. corporate tax rate. We also recorded provisional tax expense of $115.0 million related to the deemed repatriation of unremitted earnings of foreign subsidiaries. We plan to make cash distributions to the U.S from non-U.S. subsidiaries of up to an estimated $450.0 million, and consequently we have recorded $11.0 million of anticipated local withholding tax expense associated with these planned distributions. The net tax benefit in the fourth quarter of 2017 also included a benefit of $4.9 million related to decreases in statutory tax rates of foreign jurisdictions. For the year ended December 31, 2016, the discrete items were primarily driven by the adjustment of tax accounts to the U.S. tax return filed.

For the year ended December 31, 2015, our effective tax rate on continuing operations was 25.6%. The effective tax rate was impacted by favorable net discrete items totaling $17.5 million, principally related to settlements of uncertain tax matters.

We believe it is reasonably possible during the next twelve months that uncertain tax positions may be settled, which could result in a decrease in the gross amount of unrecognized tax benefits. This decrease may result in an income tax benefit. Due to the potential for resolution of federal, state, and foreign examinations and the expiration of various statutes of limitation, our gross unrecognized tax benefits balance may change within the next twelve months by a range of zero to $14.1 million. We believe adequate provision has been made for all income tax uncertainties.

Earnings from Continuing Operations

For the year ended December 31, 2017, earnings from continuing operations increased $302.8 million, or 59.5%, to $811.7 million, or EPS of $5.15, compared with earnings from continuing operations of $508.9 million, or EPS of $3.25, for the year ended December 31, 2016. The 2017 results include a net benefit of $172.6 million, or EPS of $1.09, from dispositions, a net tax benefit primarily from the Tax Cuts and Jobs Act of $50.9 million, or EPS of $0.32, and a net benefit of $4.6 million, or EPS of $0.03, from a reduction to a previously recorded product recall accrual. Results also included rightsizing and other costs of $39.1 million, or EPS of $0.25, Wellsite separation related costs of $9.7 million, or EPS of $0.06, and disposition costs of $3.2 million, or EPS of $0.02. Excluding these aforementioned benefits and costs, earnings from continuing operations increased 39% in 2017 as a result of higher earnings due to increased sales volumes, partially offset by higher weighted average shares outstanding relative to 2016.

For the year ended December 31, 2016, earnings from continuing operations decreased $87.0 million, or 14.6%, to $508.9 million, or EPS of $3.25, compared with earnings from continuing operations of $595.9 million, or EPS of $3.74, for the year ended December 31, 2015. The 2016 and 2015 results include discrete tax benefits of $13.6 million, or EPS of $0.09, and $17.5 million, or EPS of $0.11, respectively. Excluding these discrete tax benefits, earnings from continuing operations decreased 14.4% in 2016 primarily due to lower revenues, a product recall charge of $23.2 million and acquisition-related expenses. EPS decreased in 2016 as a result of lower earnings, partially offset by lower weighted average shares outstanding relative to 2015.

Discontinued Operations

There were no earnings from discontinued operations for the years ended December 31, 2017 and 2016. For the year ended December 31, 2015, earnings from discontinued operations of $273.9 million primarily includes the gain on sale of $265.6 million as a result of the sale of Datamax O'Neil and Sargent Aerospace and $6.3 million of earnings attributable to those businesses prior to their disposal.

Refer to Note 4 — Disposed and Discontinued Operations in the Consolidated Financial Statements in Item 8 of this Form 10-K for additional information on disposed and discontinued operations.

Restructuring Activities

2017 Restructuring Activities

The Company incurred $59.2 million of restructuring charges for the year ended December 31, 2017, including a $45.8 million charge in the fourth quarter of 2017 for rightsizing costs to better align our cost structure in preparation for the Wellsite separation. The restructuring programs are described below.

•
The Engineered Systems segment recorded $11.8 million of restructuring charges related to programs across the segment focused on headcount reductions and various site and product line moves and exits to lower ongoing operating expenses.

•
The Fluids segment recorded $15.7 million of restructuring charges as a result of programs and projects across the segment, principally related to headcount reductions and facility consolidations, principally focused on achieving acquisition integration benefits.

•
The Refrigeration & Food Equipment segment recorded restructuring charges of $14.1 million, related to headcount reductions, facility consolidations and product line exits, primarily within its Refrigeration business to improve margin performance.

•	The Energy segment incurred restructuring charges of $7.8 million related to various programs across the segment focused on facility consolidations, product line exits and workforce reductions.

•	Corporate recorded $9.8 million of restructuring charges primarily related to headcount reductions, corporate office consolidation and a shared facility exit in South America.

We anticipate that much of the benefit of these 2017 programs will be realized in 2018 and into 2019. We expect the programs currently underway to be substantially completed in the next 12 months. In light of our continued focus on improving our operating efficiency, it is possible that additional programs may be implemented throughout 2018.

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

Restructuring initiatives in 2015 included targeted facility consolidations at certain businesses, headcount reductions and actions taken to optimize the Company's cost structure. We incurred restructuring charges of $55.2 million for the year ended December 31, 2015 relating to such activities. See Note 9 — Restructuring Activities in the Consolidated Financial Statements in Item 8 of this Form 10-K for additional details regarding our recent restructuring activities.

SEGMENT RESULTS OF OPERATIONS

The summary that follows provides a discussion of the results of operations of each of our four reportable operating segments (Engineered Systems, Fluids, Refrigeration & Food Equipment and Energy). Each of these segments is comprised of various product and service offerings that serve multiple end markets. See Note 17 — Segment Information in the Consolidated Financial Statements in Item 8 of this Form 10-K for a reconciliation of segment revenue, earnings and margin to our consolidated revenue, earnings from continuing operations and margin. Segment EBITDA and segment EBITDA margin, which are presented in the segment discussion that follows, are non-GAAP measures and do not purport to be alternatives to operating income as a measure of operating performance. We believe that these measures are useful to investors and other users of our financial information in evaluating ongoing operating profitability as they exclude the depreciation and amortization expense related primarily to capital expenditures and acquisitions that occurred in prior years, as well as in evaluating operating performance in relation to our competitors. For further information, see "Non-GAAP Disclosures" at the end of this Item 7.

Engineered Systems

Our Engineered Systems segment is comprised of two platforms, Printing & Identification and Industrials, and is focused on the design, manufacture and service of critical equipment, consumables and components serving the fast-moving consumer goods, digital textile printing, vehicle service, environmental solutions and industrial end markets.

	Years Ended December 31,			% Change
(dollars in thousands)	2017	2016	2015	2017 vs. 2016	2016 vs. 2015
Revenue:
Printing & Identification	$1,094,014	$1,022,502	$943,670	7.0%	8.4%
Industrials	1,482,274	1,343,781	1,399,243	10.3%	(4.0)%
	$2,576,288	$2,366,283	$2,342,913	8.9%	1.0%

Segment earnings	$590,430	$391,829	$376,961	50.7%	3.9%
Segment margin	22.9%	16.6%	16.1%

Segment EBITDA	$671,849	$465,776	$436,875	44.2%	6.6%
Segment EBITDA margin	26.1%	19.7%	18.6%

Other measures:
Depreciation and amortization	$81,419	$73,947	$59,914	10.1%	23.4%

Bookings
Printing & Identification	$1,114,340	$1,026,453	$937,215	8.6%	9.5%
Industrials	1,527,517	1,339,810	1,369,438	14.0%	(2.2)%
	$2,641,857	$2,366,263	$2,306,653	11.6%	2.6%

Backlog
Printing & Identification	$129,752	$98,924	$98,288	31.2%	0.6%
Industrials	310,463	252,780	250,725	22.8%	0.8%
	$440,215	$351,704	$349,013	25.2%	0.8%

Components of revenue growth:
Organic growth				5.6%	1.7%
Acquisitions				6.7%	4.4%
Dispositions				(4.3)%	(3.9)%
Foreign currency translation				0.9%	(1.2)%
Total revenue growth				8.9%	1.0%

2017 Versus 2016

Engineered Systems segment revenue for the year ended December 31, 2017 increased $210.0 million, or 8.9% compared to the prior year, primarily driven by acquisition-related growth of 6.7% from RAV and Alliance Wireless Technologies ("AWTI") in the fourth quarter of 2016 and Caldera in the second quarter of 2017, and broad-based organic growth of 5.6%. This increase was also driven by a favorable impact from foreign currency translation of 0.9%, partially offset by a 4.3% impact from dispositions. Customer pricing favorably impacted revenue by approximately 0.3% in 2017.

•
Printing & Identification revenue (representing 42.5% of segment revenue) increased $71.5 million, or 7.0%, compared to the prior year. Organic revenue of 4.6%, acquisition-related growth of 0.9% from Caldera and a favorable impact from foreign currency translation of 1.5% all contributed to year over year growth. Organic revenue growth was driven by our marking and coding and digital printing businesses.

•
Industrials revenue (representing 57.5% of segment revenue) increased $138.5 million, or 10.3%, compared to the prior year. The increase reflects acquisition-related growth of 11.1% from the RAV and AWTI acquisitions, organic revenue growth of 6.4% and a favorable impact from foreign currency translation of 0.5%. This increase was partially offset by the impact of dispositions of 7.7%. Organic revenue growth was broad-based, with particular strength in our environmental solutions business.

Engineered Systems segment earnings for the year ended December 31, 2017 increased $198.6 million, or 50.7%, compared to the prior year. The increase was primarily driven by $193.4 million of incremental gains on the sale of divested businesses including Warn and PMI in 2017 and THI in 2016, partially offset by $17.3 million of lower earnings due to divested businesses, $8.8 million of incremental restructuring expenses and $5.2 million of Warn divestiture costs. Excluding these items, adjusted segment earnings increased $36.5 million or 9.3% compared to the prior year driven by leverage on organic growth in our marking and coding and industrial businesses, partially offset by increases in material costs, most notably steel, and key strategic investments. Segment margin increased from 16.6% to 22.9% as compared to the prior year primarily due to the 2017 gains on dispositions.

Segment bookings for the year ended December 31, 2017 increased 11.6% compared to the prior year. Bookings for our Industrials platform for the year ended December 31, 2017 increased 14.0%, compared to the prior year, due primarily to the impact of acquisitions and broad-based organic growth. Our Printing & Identification bookings for the year ended December 31, 2017 increased 8.6%, compared to the prior year, driven by strong activity in our marking and coding and digital printing businesses. Segment book-to-bill was 1.03.

2016 Versus 2015

Engineered Systems segment revenue for the year ended December 31, 2016 increased $23.4 million, or 1.0%, compared to the prior year, primarily driven by organic growth of 1.7% and acquisition-related growth of 4.4% due to the acquisition of JK Group in the fourth quarter of 2015 and RAV in the fourth quarter of 2016, partially offset by a 3.9% impact from disposition and an unfavorable impact from foreign currency translation of 1.2%. Customer pricing favorably impacted revenue by approximately 0.3% in 2016.

•
Printing & Identification revenue (representing 43.2% of 2016 segment revenue) increased $78.8 million, or 8.4%, compared to the prior year. The growth in organic revenue of 4.8% and acquisition-related growth of 6.0% was partially offset by the negative impact of foreign currency translation of 2.5%. Organic revenue growth was primarily driven by solid activity in our global marking and coding and digital printing businesses.

•
Industrials revenue (representing 56.8% of 2016 segment revenue) decreased $55.5 million, or 4.0%, compared to the prior year. The decrease was primarily due to the impact of the disposition in the first quarter of 2016 of THI of 6.4%, a decrease in organic revenue of 0.4% and a minimal unfavorable impact of foreign currency translation of 0.4%. These declines were partially offset by acquisition-related growth of 3.3% from JK Group and RAV. The organic revenue decline was primarily impacted by reduced demand in our environmental solutions business, along with general softness in industrials markets. This decrease was partially offset by strong growth in our vehicle service business.

Engineered Systems segment earnings for the year ended December 31, 2016 increased $14.9 million, or 3.9%, compared to the prior year, driven primarily by leverage on organic revenue growth, acquisitions and productivity improvements. Segment margin increased from the prior year, reflecting productivity gains and favorable customer pricing.

Fluids

Our Fluids segment, serving the Fueling & Transport, Pumps, and Hygienic & Pharma end markets, is focused on the safe handling of critical fluids across the retail fueling, chemical, hygienic, oil and gas and industrial end markets. In the first quarter of 2017, we aligned our financial reporting around these key end markets to provide more detailed information after acquiring four companies in the retail fueling market in 2016.

	Years Ended December 31,			% Change
(dollars in thousands)	2017	2016	2015	2017 vs. 2016	2016 vs. 2015
Revenue:
Fueling & Transport	$1,337,662	$847,701	$596,864	57.8%	42.0%
Pumps	668,698	625,513	591,420	6.9%	5.8%
Hygienic & Pharma	244,470	227,360	210,989	7.5%	7.8%
Total	$2,250,830	$1,700,574	$1,399,273	32.4%	21.5%

Segment earnings	$305,108	$200,921	$262,117	51.9%	(23.3)%
Segment margin	13.6%	11.8%	18.7%

Segment EBITDA	$425,228	$286,145	$318,195	48.6%	(10.1)%
Segment EBITDA margin	18.9%	16.8%	22.7%

Other measures:
Depreciation and amortization	$120,120	$85,224	$56,078	40.9%	52.0%
Bookings	2,310,985	1,702,930	1,351,191	35.7%	26.0%
Backlog	399,742	331,238	243,459	20.7%	36.1%

Components of revenue growth:
Organic growth (decline)				2.8%	(5.1)%
Acquisitions				29.3%	27.8%
Dispositions				—%	(0.3)%
Foreign currency translation				0.3%	(0.9)%
Total revenue growth				32.4%	21.5%

2017 Versus 2016

Fluids segment revenue for the year ended December 31, 2017 increased $550.3 million, or 32.4%, compared to the prior year, comprised of acquisition-related growth of 29.3% primarily due to Wayne, organic growth of 2.8% and a favorable foreign currency translation impact of 0.3%. Customer pricing did not have a significant impact to revenue in 2017.

•
Fueling & Transport revenue (representing 59.4% of segment revenue) increased $490.0 million, or 57.8%, compared to the prior year, primarily driven by acquisition-related growth from Wayne, and improving European and Asian retail fueling markets, partially offset by weak transport markets.

•	Pumps revenue (representing 29.7% of segment revenue) increased $43.2 million, or 6.9%, compared to the prior year, largely reflecting increased industrial demand.

•
Hygienic & Pharma revenue (representing 10.9% of segment revenue) increased $17.1 million, or 7.5%, compared to the prior year. This revenue increase was primarily driven by new product development and solid market activity.

Fluids segment earnings for the year ended December 31, 2017 increased $104.2 million, or 51.9%, compared to the prior year, primarily driven by volume growth, including acquisitions, productivity gains and the benefits of the retail fueling integration.

Segment year over year earnings also includes a benefit from a reduction of $7.2 million to a voluntary product recall accrual compared to a $23.2 million charge in 2016. Segment margin increased overall by 180 basis points.

Bookings for the year ended December 31, 2017 increased 35.7% compared to the prior year, reflecting acquisition-related growth of 30.0% and organic growth of 5.7%. Book to bill was 1.03.

2016 Versus 2015

Fluids segment revenue for the year ended December 31, 2016 increased $301.3 million, or 21.5%, compared to the prior year, comprised of acquisition-related growth of 27.8% primarily due to Tokheim and Wayne, partially offset by an organic revenue decline of 5.1% and an unfavorable foreign currency translation impact of 0.9%. The decline in organic revenue impacted the Fueling & Transport, Pumps and Hygienic & Pharma end markets as a result of weak longer cycle oil and gas markets and the associated effect of reduced capital spending by our customers. Customer pricing favorably impacted revenue by approximately 0.6% in 2016.

•
Fueling & Transport revenue (representing 49.8% of 2016 segment revenue) increased $250.8 million, or 42.0%, compared to the prior year. The increase was primarily due to the Tokheim, Wayne, Fairbanks, and ProGuage acquisitions, partially offset by weak transport and chemical/industrial markets.

•
Pumps revenue (representing 36.8% of 2016 segment revenue) increased $34.1 million, or 5.8%, compared to the prior year, primarily driven by our fourth quarter of 2015 acquisitions partially offset by the impacts of lower activity in upstream oil and gas-related end markets.

•
Hygienic & Pharma revenue (representing 13.4% of 2016 segment revenue) increased $16.4 million, or 7.8%, compared to the prior year. This increase was primarily a result of new product development, specifically in single-use products, and strong activity in medical and bioprocessing markets.

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

	Years Ended December 31,			% Change
(dollars in thousands)	2017	2016	2015	2017 vs. 2016	2016 vs. 2015
Revenue:
Refrigeration	$1,305,530	$1,261,633	$1,336,829	3.5%	(5.6)%
Food Equipment	293,575	358,706	394,601	(18.2)%	(9.1)%
Total	$1,599,105	$1,620,339	$1,731,430	(1.3)%	(6.4)%

Segment earnings	$193,822	$283,628	$221,299	(31.7)%	28.2%
Segment margin	12.1%	17.5%	12.8%

Segment EBITDA	$251,029	$348,645	$287,373	(28.0)%	21.3%
Segment EBITDA margin	15.7%	21.5%	16.6%

Other measures:
Depreciation and amortization	$57,207	$65,017	$66,074	(12.0)%	(1.6)%
Bookings	1,582,606	1,645,807	1,717,100	(3.8)%	(4.2)%
Backlog	244,972	258,329	247,352	(5.2)%	4.4%

Components of revenue decline:
Organic growth				3.4%	0.2%
Dispositions				(5.1)%	(6.4)%
Foreign currency translation				0.4%	(0.2)%
Total revenue decline				(1.3)%	(6.4)%

2017 Versus 2016

Refrigeration & Food Equipment segment revenue for the year ended December 31, 2017 decreased $21.2 million, or 1.3%, compared to the prior year, primarily driven by a 5.1% decline due to dispositions, offset, in part, by organic revenue growth of 3.4% and a favorable impact from foreign currency translation of 0.4%. Customer pricing favorably impacted revenue by approximately 1.7% in 2017.

•
Refrigeration revenue (representing 81.6% of segment revenue) increased $43.9 million, or 3.5%, compared to the prior year, primarily driven by growth in CO2 and industrial refrigeration systems as well as strong demand for heat exchanger products, especially in Asia.

•
Food Equipment revenue (representing 18.4% of segment revenue) decreased $65.1 million, or 18.2%, compared to the prior year, primarily due to the disposition of Tipper Tie in the fourth quarter of 2016. Excluding divestitures, revenues increased $17.2 million, or 6.2%, compared to prior year driven by strong shipments in can-shaping equipment.

Refrigeration & Food Equipment segment earnings for the year ended December 31, 2017 decreased $89.8 million, or 31.7%, compared to the prior year, primarily related to the $85.0 million gain on sale of Tipper Tie in 2016 as well as $10.1 million of lower earnings in 2017 due to the divestiture, an increase of $13.1 million of restructuring expenses in 2017 compared to the prior year, and a $4.0 million loss on sale of a non-US business in 2017. Segment margin decreased 540 basis points to 12.1% primarily driven by the aforementioned gain on sale of Tipper Tie in 2016 and increase in restructuring expenses. Excluding the impact of dispositions and restructuring, segment earnings increased $20.8 million, or 11.0%, and segment margins increased 80 basis points reflecting increased organic volume and improved productivity which more than offset increased materials cost, most notably steel.

Bookings for the year ended December 31, 2017 decreased 3.8% compared to the prior year, driven by the impact of dispositions. Excluding dispositions bookings increased 1.5%, led by growth in heat exchangers and can shaping equipment. Book to bill was 0.99.
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

•
Refrigeration revenue (representing 77.9% of 2016 segment revenue) decreased $75.2 million, or 5.6%, compared to the prior year, primarily driven by the full-year impact of the disposition of the walk-in cooler business of Hillphoenix in the fourth quarter of 2015. Excluding the disposition, Hillphoenix grew by 1.3% overcoming loss of revenue at large big box retailers.

•
Food Equipment revenue (representing 22.1% of 2016 segment revenue) decreased $35.9 million, or 9.1%, compared to the prior year, largely driven by the disposition of Tipper Tie in the fourth quarter of 2016.

Refrigeration & Food Equipment segment earnings for the year ended December 31, 2016 increased $62.3 million, or 28.2%, compared to the prior year, primarily due to the $85.0 million gain on sale of Tipper Tie. The increase in earnings was partially offset by dispositions, manufacturing inefficiencies of $15.0 million and unfavorable product mix in our retail refrigeration business. Segment margin increased 470 basis points as a result of the aforementioned gain on sale.

Energy

Our Energy segment, serving the Drilling & Production, Bearings & Compression and Automation end markets, is a provider of customer-driven solutions and services for safe and efficient production and processing of fuels worldwide and has a strong presence in the bearings and compression components and automation markets.

	Years Ended December 31,			% Change
(dollars in thousands)	2017	2016	2015	2017 vs. 2016	2016 vs. 2015
Revenue:
Drilling & Production	$951,088	$719,229	$1,009,416	32.2%	(28.7)%
Bearings & Compression	304,884	276,807	306,387	10.1%	(9.7)%
Automation	150,229	112,402	167,877	33.7%	(33.0)%
Total	$1,406,201	$1,108,438	$1,483,680	26.9%	(25.3)%

Segment earnings	$188,427	$55,336	$173,190	240.5%	(68.0)%
Segment margin	13.4%	5.0%	11.7%

Segment EBITDA	$319,423	$186,756	$314,969	71.0%	(40.7)%
Segment EBITDA margin	22.7%	16.8%	21.2%

Other measures:
Depreciation and amortization	$130,996	$131,420	$141,779	(0.3)%	(7.3)%
Bookings	1,424,144	1,089,922	1,429,260	30.7%	(23.7)%
Backlog	149,579	134,181	155,586	11.5%	(13.8)%

Components of revenue growth (decline):
Organic growth (decline)				26.8%	(24.4)%
Acquisitions				0.2%	—%
Foreign currency translation				(0.1)%	(0.9)%
Total revenue growth (decline)				26.9%	(25.3)%

2017 Versus 2016

Energy segment revenue for the year ended December 31, 2017 increased $297.8 million, or 26.9%, compared to the prior year, composed of an organic revenue growth of 26.8%, acquisition growth of 0.2%, partially offset by an unfavorable impact from foreign currency translation of 0.1%. The increase is driven by significant growth in U.S. rig count and increased well completion activity and strong results in the Bearings & Compression end market. Customer pricing did not have a significant impact to revenue in 2017.

•
Drilling & Production revenue (representing 67.6% of segment revenue) increased $231.9 million, or 32.2%, compared to the prior year, due to significant growth in U.S. rig count and increases in well completion activity.

•
Bearings & Compression revenue (representing 21.7% of segment revenue) increased $28.1 million, or 10.1%, compared to the prior year, as a result of increased original equipment manufacturer (OEM) demand and aftermarket demand.

•
Automation revenue (representing approximately 10.7% of segment revenue) increased $37.8 million, or 33.7%, compared to the prior year. This increase was driven by higher demand from well service and exploration and production companies.

Energy segment earnings for the year ended December 31, 2017 increased $133.1 million, or 240.5%, compared to the prior year, primarily driven by higher volume across our business and a reduction in restructuring expenses of $10.7 million compared to the prior year. Segment margin increased significantly by 840 basis points from the prior year to 13.4% due to strong conversion on increased volumes and lower restructuring expenses.

Bookings for the year ended December 31, 2017 increased 30.7% compared to the prior year, reflecting the impact of market strength. Segment book-to-bill was 1.01.

2016 Versus 2015

Energy segment revenue for the year ended December 31, 2016 decreased $375.2 million, or 25.3%, compared to the prior year, composed of an organic decline of 24.4% and an unfavorable impact from foreign currency translation of 0.9%. This result was driven by significant declines in market fundamentals, especially with regard to U.S. rig count and end customer capital spending. These reductions broadly impacted our end markets. Customer pricing unfavorably impacted revenue by approximately 1.5% in 2016.

•
Drilling & Production revenue (representing 64.9% of 2016 segment revenue) decreased $290.2 million, or 28.7%, compared to the prior year, due to year over year declines in U.S. rig count and end-customer capital spending in our North American markets.

•
Bearings & Compression revenue (representing 25.0% of 2016 segment revenue) decreased $29.6 million, or 9.7%, compared to the prior year, as U.S. OEM end-user demand weakened within its end markets, especially with oil and gas customers.

•
Automation revenue (representing 10.1% of 2016 segment revenue) decreased $55.5 million, or 33.0%, compared to the prior year. This decrease was driven by customer project delays, as low oil prices and market uncertainties continued to drive reduced capital spending by well service and exploration and production companies.

Energy segment earnings for the year ended December 31, 2016 decreased $117.9 million, or 68.0%, compared to the prior year, primarily driven by significantly lower volume across our businesses, especially within the Drilling & Production and Automation end markets. Segment margin decreased 670 basis points from the prior year due to lower volumes and price reductions. Decreased restructuring charges of $12.3 million and lower acquisition-related depreciation and amortization of $14.1 million partially offset the impact of volume.

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

Cash Flow Summary

The following table is derived from our Consolidated Statements of Cash Flows:

	Years Ended December 31,
Cash Flows from Continuing Operations (in thousands)	2017	2016	2015
Net cash flows provided by (used in):
Operating activities	$821,559	$861,975	$949,059
Investing activities	176,373	(1,503,843)	(34,578)
Financing activities	(594,739)	633,608	(1,091,886)

Operating Activities

Cash provided by operating activities for the year ended December 31, 2017 decreased $40.4 million compared to 2016. This decline was driven primarily by timing of year end revenue, increased tax payments of $167.6 million, which includes $69.0 million of federal and state tax payments for dispositions, as well as $9.5 million of cash paid for Wellsite separation. This decline was offset by higher continuing earnings of $183.7 million, excluding non-cash activity from depreciation and amortization, gain on sale of businesses and the impact of the Tax Reform Act.

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

Pension and Other Post-Retirement Activity: Total cash used in conjunction with pension plans during 2017 was $20.5 million including contributions to our international pension plans and payments of benefits under our non-qualified supplemental pension plan.

The funded status of our U.S. qualified defined benefit pension plans is dependent upon many factors, including returns on invested assets, the level of market interest rates and the level of funding. We contribute cash to our plans at our discretion, subject to applicable regulations and minimum contribution requirements. Due to the overfunded status of this plan, the Company made no contributions in 2017, 2016 and 2015 and expects to make minimal contributions, if any, in the near term.

Our international pension obligations are located in regions where it is not economically advantageous to pre-fund the plans due to local regulations. Total cash contributions to ongoing international defined benefit pension plans in 2017, 2016 and 2015 totaled $8.0 million, $8.4 million and $8.4 million, respectively. In 2018, we expect to contribute approximately $3.5 million to our non-U.S. plans. Our non-qualified supplemental pension plans are funded through Company assets as benefits are paid. During 2017 a total of $11.6 million benefits were paid under these plans. See Note 15 — Employee Benefit Plans in the Consolidated Financial Statements in Item 8 of this Form 10-K for further discussion regarding our post-retirement plans.

Adjusted Working Capital: We believe adjusted working capital (a non-GAAP measure calculated as accounts receivable, plus inventory, less accounts payable) provides a meaningful measure of our operational results by showing changes caused solely by revenue.

Adjusted Working Capital (dollars in thousands)	December 31, 2017	December 31, 2016
Accounts receivable	$1,385,567	$1,265,201
Inventories	878,635	870,487
Less: Accounts payable	979,446	830,318
Adjusted working capital	$1,284,756	$1,305,370

Adjusted working capital decreased from December 31, 2016 by $20.6 million, or 1.6%, to $1.3 billion at December 31, 2017, which reflected an increase in receivables of $120.4 million, an increase in inventory of $8.1 million and an increase in accounts payable of $149.1 million. Excluding acquisitions, dispositions and the effects of foreign currency translation, adjusted working capital decreased by $6.8 million, or 0.5%, and $39.9 million, or 3.1%, for the years ended December 31, 2017 and 2016, respectively.

Investing Activities

Cash flow from investing activities is derived from cash inflows from proceeds from sales of businesses, property, plant and equipment and short-term investments, partially offset by cash outflows for capital expenditures and acquisitions. The majority of the activity in investing activities was comprised of the following:

•
Acquisitions: In 2017, we deployed $36.0 million to acquire three businesses. In comparison, we acquired six business in 2016 for an aggregate purchase price of approximately $1,561.7 million. Total acquisition spend in 2015 was $567.8 million and was comprised of four businesses. See Note 3 — Acquisitions in the Consolidated Financial Statements in Item 8 of this Form 10-K for additional information with respect to recent acquisitions.

•
Proceeds from sale of businesses: In 2017, we generated cash proceeds of $372.7 million, primarily from the sale of PMI and Warn. Cash proceeds of $206.4 million in 2016 were primarily from the sale of THI and Tipper Tie. In 2015, we generated cash proceeds of $689.3 million primarily from the sale of Datamax O'Neil and Sargent Aerospace.

•
Capital spending: Capital expenditures, primarily to support productivity and new product launches, were $196.7 million in 2017, $165.2 million in 2016 and $154.3 million in 2015. Our capital expenditures increased $31.5 million in the 2017 period as compared to 2016, primarily within Fluids.

We anticipate that capital expenditures and any additional acquisitions we make in 2018 will be funded from available cash and internally generated funds and, if necessary, through the issuance of commercial paper, or by accessing the public debt or equity markets.

Financing Activities

Our cash flow from financing activities generally relates to the use of cash for purchases of our common stock and payment of dividends, offset by net borrowing activity and proceeds from the exercise of share-based awards.  The majority of financing activity was attributed to the following:

•
Long-term debt, commercial paper and notes payable, net: During 2017, we decreased net borrowings from commercial paper by $183.2 million with the cash proceeds from the sale of PMI and Warn. In November 2016, we issued €600.0 million of 1.25% euro-denominated notes due in 2026. The proceeds of $656.4 million from this issuance, net of discounts and issuance costs, were primarily used for payment of a portion of the purchase price of the acquisition of Wayne. During the 2016 period, we increased net borrowings from commercial paper by $254.8 million primarily for purposes of funding acquisitions. During 2015, we decreased net borrowings from commercial paper by $327.0 million, we repaid the $300.0 million of 4.875% notes, which matured October 15, 2015, and we issued $400.0 million of 3.150% notes realizing cash proceeds of $394.3 million, net of discounts and issuance costs.

•
Treasury purchases: In January 2015, our Board of Directors approved a new standing share repurchase authorization, whereby the Company was authorized to repurchase up to 15 million shares of its common stock over the following three years. These share repurchases are opportunistic buybacks made as part of management's capital allocation strategy. These repurchases are also made to offset the dilutive impact of shares issued under our equity compensation plans. In 2017, we used $105.0 million to repurchase 1.1 million shares under this authorization. During 2016, we did not purchase any shares under this program. In 2015, we completed the repurchase of 8.2 million shares at a total cost of $600.2 million under this authorization. As of December 31, 2017, the number of shares available for repurchase under the January 2015 share repurchase authorization was 5.7 million. In February 2018, the Company's Board of Directors approved a new standing share repurchase authorization, whereby the Company may repurchase up to 20 million shares of its common stock through December 31, 2020. This share repurchase authorization replaces the January 2015 share repurchase authorization which expired on January 9, 2018.

•
Dividend payments: Total dividend payments to common shareholders were $284.0 million in 2017, $268.3 million in 2016 and $258.0 million in 2015. Our dividends paid per common share increased 6% to $1.82 per share in 2017 compared to $1.72 per share in 2016. This represents the 62nd consecutive year that our dividend has increased.

•
Net Proceeds from the exercise of share-based awards: There were no proceeds from the exercise of share-based awards in 2017. With the adoption of Accounting Standards Update 2016-09, Compensation - Stock Compensation (Topic 718), this activity is reflected in operating activities for the year ended December 31, 2017, and we have elected to reflect this cash flow presentation prospectively. Proceeds from the exercise of share-based awards were $8.4 million and $4.0 million in 2016 and 2015, respectively. These proceeds have fluctuated in recent periods due to the volatility in our stock price and a larger number of cashless exercises of equity awards. Payments to settle tax obligations on these exercises were $18.4 million, $15.7 million and $5.0 million in 2017, 2016 and 2015, respectively. These tax payments generally increase or decrease correspondingly to the number of exercises in a particular year.

Cash Flows from Discontinued Operations

There were no cash flows from discontinued operations in 2017 and 2016. In 2015, cash used in discontinued operations totaled $115.9 million which reflect the operating results of Datamax O'Neil and Sargent Aerospace (prior to their sale in 2015), as well as $110.5 million of taxes paid relating to the gain on the sale of Sargent Aerospace.

Liquidity and Capital Resources

Adjusted Free Cash Flow

In addition to measuring our cash flow generation and usage based upon the operating, investing and financing classifications included in the Consolidated Statements of Cash Flows, we also measure adjusted free cash flow (a non-GAAP measure) which represents net cash provided by operating activities minus capital expenditures, plus the add back of cash taxes paid for gains on dispositions (which reflect tax payments on disposition-related investing activities) and cash paid for Wellsite separation costs. We believe that adjusted free cash flow is an important measure of operating performance because it provides management and investors a measurement of cash generated from operations that is available for mandatory payment obligations and investment opportunities, such as funding acquisitions, paying dividends, repaying debt and repurchasing our common stock.

The following table reconciles our adjusted free cash flow to cash flow provided by operating activities:

	Years Ended December 31,
Adjusted Free Cash Flow (dollars in thousands)	2017	2016	2015
Cash flow provided by operating activities	$821,559	$861,975	$949,059
Less: Capital expenditures	(196,735)	(165,205)	(154,251)
Plus: Cash taxes paid for gains on dispositions	69,040	869	—
Plus: Cash paid on Wellsite separation	9,508	—	—
Adjusted free cash flow	$703,372	$697,639	$794,808
Adjusted free cash flow as a percentage of revenue	9.0%	10.3%	11.4%

For 2017, we generated adjusted free cash flow of $703.4 million, representing 9.0% of revenue. Adjusted free cash flow in 2016 was $697.6 million or 10.3% of revenue, and $794.8 million, or 11.4% of revenue in 2015. The full year decrease in 2017 adjusted free cash flow reflects lower cash flow provided by operations as a result of timing of revenue at year end and higher capital expenditures, primarily within our Fluids segment.

The 2016 decrease in adjusted free cash flow compared to 2015 reflects lower earnings from continuing operations before depreciation and amortization, higher capital expenditures and timing of revenue at year end, principally in the energy related businesses.

Capitalization

We use commercial paper borrowings for general corporate purposes, including the funding of acquisitions and the repurchase of our common stock. We maintain a $1.0 billion five-year unsecured committed revolving credit facility (the "Credit Agreement") with a syndicate of banks which expires on November 10, 2020. This facility is used primarily as liquidity back-up for our commercial paper program. We have not drawn down any loans under this facility nor do we anticipate doing so. If we were to draw down a loan, at our election, the loan would bear interest at a base rate plus an applicable margin. Under this facility, we are required to pay a facility fee and to maintain an interest coverage ratio of consolidated EBITDA to consolidated net interest expense of not less than 3.0 to 1. We were in compliance with this covenant and our other long-term debt covenants at December 31, 2017 and had a coverage ratio of 11.4 to 1.0. We are not aware of any potential impairment to our liquidity and expect to remain in compliance with all of our debt covenants.

On March 15, 2018, the outstanding 5.45% notes with a principal value of $350.0 million will mature. These notes have been classified as a current maturity of long-term debt as of December 31, 2017. We expect to use a combination of cash and commercial paper to pay off the notes at maturity.

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

At December 31, 2017, our cash and cash equivalents totaled $754.0 million, of which approximately $609.8 million was held outside the United States. Cash and cash equivalents are held primarily in bank deposits with highly rated banks. We regularly hold cash in excess of near-term requirements in bank deposits or invest the funds in government money market instruments or short-term investments, which consist of investment grade time deposits with original maturity dates at the time of purchase of no greater than three months. As a result of the Tax Reform Act, during 2018 we intend to repatriate a significant amount of cash held outside the United States and use the proceeds to pay down commercial paper and/or pay off a portion of the $350.0 million notes that will mature on March 15, 2018.

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

Net Debt to Net Capitalization Ratio (dollars in thousands)	December 31, 2017	December 31, 2016	December 31, 2015
Current maturities of long-term debt	$350,402	$6,950	$122
Commercial paper	230,700	407,600	151,000
Notes payable and current maturities of long-term debt	581,102	414,550	151,122
Long-term debt	2,986,702	3,206,637	2,603,655
Total debt	3,567,804	3,621,187	2,754,777
Less: Cash and cash equivalents	(753,964)	(349,146)	(362,185)
Net debt	2,813,840	3,272,041	2,392,592
Add: Stockholders' equity	4,383,180	3,799,746	3,644,575
Net capitalization	$7,197,020	$7,071,787	$6,037,167
Net debt to net capitalization	39.1%	46.3%	39.6%

Our net debt to net capitalization ratio decreased to 39.1% at December 31, 2017 compared to 46.3% at December 31, 2016. The decrease in this ratio was driven primarily by the $458.2 million decrease in net debt, as a result of $404.8 million higher cash and cash equivalents due to the aforementioned cash flow activity. The decrease was also impacted by the repayment of commercial paper partially offset by foreign currency translation on our euro-denominated notes.

Our net debt to net capitalization ratio increased to 46.3% at December 31, 2016 compared to 39.6% at December 31, 2015 primarily due to changes in net debt during the period. Net debt increased $879.5 million during the period primarily due to an increase in long-term debt outstanding due to the €600 million notes issued in the fourth quarter of 2016 and an increase in commercial paper borrowings.

Our ability to obtain debt financing at comparable risk-based interest rates is partly a function of our existing cash-flow-to-debt and debt-to-capitalization levels as well as our current credit standing. Our credit ratings, which are independently developed by the respective rating agencies, were as follows as of December 31, 2017:

	Short Term Rating	Long Term Rating	Outlook
Moody's	P-2	A3	Negative
Standard & Poor's	A-2	BBB+	Stable
Fitch	F2	A-	Negative

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

Off-Balance Sheet Arrangements and Contractual Obligations

As of December 31, 2017, we had approximately $135.4 million outstanding in letters of credit with financial institutions, which expire at various dates in 2018 through 2039. These letters of credit are primarily maintained as security for insurance, warranty and other performance obligations. In general, we would only be liable for the amount of these guarantees in the event of default in the performance of our obligations, the probability of which we believe is remote.

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

A summary of our consolidated contractual obligations and commitments as of December 31, 2017 and the years when these obligations are expected to be due is as follows:

		Payments Due by Period
(in thousands)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Other
Long-term debt (1)	$3,336,713	$350,011	$356,292	$448,831	$2,181,579	$—
Interest payments (2)	1,491,087	122,697	226,318	182,139	959,933	—
Rental commitments	270,714	72,220	92,569	48,740	57,185	—
Purchase obligations	58,152	57,545	607	—	—	—
Capital leases	15,277	3,454	4,399	2,362	5,062	—
Supplemental and post-retirement benefits (3)	111,665	19,975	18,954	31,419	41,317	—
Income tax payable - deemed repatriation tax (4)	114,947	6,449	18,392	18,392	71,714	—
Uncertain tax positions (5)	84,452	—	—	—	—	84,452
Total obligations	$5,483,007	$632,351	$717,531	$731,883	$3,316,790	$84,452
_________

(1)
See Note 10 — Borrowings and Lines of Credit to the Consolidated Financial Statements. Amounts represent principal payments for all long-term debt, including current maturities, net of unamortized discounts and deferred issuance costs.

(2)	Amounts represent estimate of future interest payments on long-term debt using the interest rates in effect at December 31, 2017.
(3)
Amounts represent estimated benefit payments under our unfunded supplemental and post-retirement benefit plans and our unfunded non-U.S. qualified defined benefit plans. See Note 15 — Employee Benefit Plans to the Consolidated Financial Statements. We also expect to contribute approximately $3.5 million to our non-U.S. qualified defined benefit plans in 2018, which amount is not reflected in the above table.

(4)	Amounts represent a tax imposed by the Tax Reform Act for a one-time deemed repatriation of unremitted earnings of foreign subsidiaries, including current payable.
(5)
Due to the uncertainty of the potential settlement of future uncertain tax positions, we are unable to estimate the timing of the related payments, if any, that will be made subsequent to 2017. These amounts do not include the potential indirect benefits resulting from deductions or credits for payments made to other jurisdictions.

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

Interest Rate Exposure

As of December 31, 2017 and during the three year period then ended, we did not have any open interest rate swap contracts. However, we may in the future enter into interest rate swap agreements to manage our exposure to interest rate changes. We issue commercial paper, which exposes us to changes in variable interest rates; however, maturities are typically three months or less so a change in rates over this period would not have a material impact on our pre-tax earnings.

We consider our current risk related to market fluctuations in interest rates to be minimal since our debt is largely long-term and fixed-rate in nature. Generally, the fair market value of fixed-interest rate debt will increase as interest rates fall and decrease as interest rates rise. A 100 basis point increase in market interest rates would decrease the 2017 year-end fair value of our long-term debt by approximately $857.4 million. However, since we have no plans to repurchase our outstanding fixed-rate instruments before their maturities, the impact of market interest rate fluctuations on our long-term debt does not affect our results of operations or financial position.

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

Additionally, the Company has designated the €300.0 million and €600.0 million of euro-denominated notes issued December 4, 2013 and November 9, 2016, respectively, as a hedge of a portion of its net investment in euro-denominated operations. Due to the high degree of effectiveness between the hedging instruments and the exposure being hedged, fluctuations in the value of the euro-denominated debt due to exchange rate changes are offset by changes in the net investment. Accordingly, changes in the value of the euro-denominated debt are recognized in the cumulative translation adjustment section of other comprehensive income (loss) to offset changes in the value of the net investment in euro-denominated operations. Due to the fluctuations of the euro relative to the U.S. dollar, the U.S. dollar equivalent of this debt increases or decreases, resulting in the recognition of a loss of $125.3 million and a gain of $53.8 million in other comprehensive income for the years ended December 31, 2017 and 2016, respectively.

Commodity Price Exposure

Certain of our businesses are exposed to volatility in the prices of certain commodities, such as aluminum, steel, copper and various precious metals, among others. Our primary exposure to commodity pricing volatility relates to the use of these materials in purchased component parts or the purchase of raw materials. When possible, we maintain long-term fixed price contracts on raw materials and component parts; however, we are prone to exposure as these contracts expire. We may, from time to time, for a specific exposure, enter into cash flow hedges to mitigate our risk to commodity pricing; however, such contracts outstanding at December 31, 2017 were not significant.

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

Inventories - Inventories for the majority of our subsidiaries, including all international subsidiaries, are stated at net realizable value, determined on the first-in, first-out (FIFO) basis, or cost. Other domestic inventories are stated at cost, determined on the last-in, first-out (LIFO) basis, which is less than market value. Under certain market conditions, estimates and judgments regarding the valuation of inventories are employed by us to properly value inventories.

Goodwill and Other Intangible Assets - We have significant goodwill and intangible assets on our consolidated balance sheets as a result of current and past acquisitions. The valuation and classification of these assets and the assignment of useful lives involve significant judgments and the use of estimates. In addition, the testing of goodwill and intangibles for impairment requires significant use of judgment and assumptions, particularly as it relates to the determination of fair market value. Our indefinite-lived intangible assets and reporting units are tested and reviewed for impairment on an annual basis during the fourth quarter, or more frequently when indicators of impairment exist.

When performing an impairment test, we estimate fair value using the income-based valuation method. Under the income-based valuation method, fair value is determined based on the present value of estimated future cash flows, discounted at an appropriate risk-adjusted rate. We use our internal forecasts to estimate future cash flows and include an estimate of long-term future growth rate based on our most recent views of the long-term outlook for each reporting unit. Actual results may differ from these estimates. The discount rates used in these analyses vary by reporting unit and are based on a capital asset pricing model and published relevant industry rates. We use discount rates commensurate with the risks and uncertainties inherent to each reporting unit and in our internally developed forecasts. Discount rates used in our 2017 reporting unit valuations ranged from 8.5% to 10.0%.

We performed the annual goodwill impairment testing of our ten identified reporting units in the fourth quarter of 2017. Based on the impairment tests performed, the fair value of our reporting units exceeded their carrying value, in most cases, by more than 100% and, in no case, less than 80%. As such, no goodwill impairment was recognized. While we believe the assumptions used in the 2017 impairment analysis are reasonable and representative of expected results, if market conditions worsen or persist for an extended period of time, an impairment of goodwill or assets may occur. We will continue to monitor the long-term outlook and forecasts, including estimated future cash flows, for these businesses and the impact on the carrying value of goodwill and assets.

Employee Benefit Plans - The valuation of our pension and other post-retirement plans requires the use of assumptions and estimates that are used to develop actuarial valuations of expenses and assets/liabilities. Inherent in these valuations are key assumptions, including discount rates, investment returns, projected salary increases and benefits and mortality rates. Annually, we review the actuarial assumptions used in our pension reporting and compare them with external benchmarks to ensure that they accurately account for our future pension obligations. Changes in assumptions and future investment returns could potentially have a material impact on our pension expense and related funding requirements. Our expected long-term rate of return on plan assets is reviewed annually based on actual returns, economic trends and portfolio allocation. Our discount rate assumption is determined by developing a yield curve based on high quality corporate bonds with maturities matching the plans’ expected benefit payment streams. The plans’ expected cash flows are then discounted by the resulting year-by-year spot rates.  As disclosed in Note 15 — Employee Benefit Plans to the Consolidated Financial Statements, the 2017 weighted-average discount rates used to measure our qualified defined benefit ranged from 1.94% to 3.65%, a decrease from the 2016 rates, which ranged from 2.06% to 4.10%. The lower 2017 discount rates are reflective of decreased market interest rates over this period. A 25 basis point decrease in the discount rates used for these plans would have increased the post-retirement benefit obligations by approximately $36.0 million from the amount recorded in the consolidated financial statements at December 31, 2017. Our pension expense is also sensitive to changes in the expected long-term rate of return on plan assets. A decrease of 25 basis points in the expected long-term rate of return on assets would have increased our defined benefit pension expense by approximately $1.8 million.

Income Taxes - We have significant amounts of deferred tax assets that are reviewed for recoverability and valued accordingly. These assets are evaluated by using estimates of future taxable income streams and the impact of tax planning strategies. Reserves are also estimated, using more likely than not criteria, for ongoing audits regarding federal, state and international issues that are currently unresolved. We routinely monitor the potential impact of these situations and believe that we have established the proper reserves. Reserves related to tax accruals and valuations related to deferred tax assets can be impacted by changes in tax codes and rulings (as further described below with respect to U.S. tax law), changes in statutory tax rates and our future taxable income levels. The provision for uncertain tax positions provides a recognition threshold and measurement attribute for financial statement tax benefits taken or expected to be taken in a tax return and disclosure requirements regarding uncertainties in income tax positions. The tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. We record interest and penalties related to unrecognized tax benefits as a component of our provision for income taxes.

On December 22, 2017, the Tax Reform Act was enacted, which significantly changes U.S. tax law by, among other things, lowering corporate income tax rates, implementing a territorial tax system and imposing a repatriation tax on deemed repatriated earnings of foreign subsidiaries. The Tax Reform Act permanently reduces the U.S. corporate income tax rate from a maximum of 35% to a flat 21% rate, effective January 1, 2018. The Tax Reform Act also provided for a one-time deemed repatriation of post-1986 undistributed foreign subsidiary earnings and profits (“E&P”) through the year ended December 31, 2017. The Global Intangible Low-Taxed Income ("GILTI") provisions of the Tax Reform Act also require the Company to include in its U.S. income tax return foreign subsidiary earnings in excess of an allowable return on the foreign subsidiary’s tangible assets. The Company expects that it will be subject to incremental U.S. tax on GILTI income beginning in 2018, due to expense allocations required by the U.S. foreign tax credit rules. The Company has elected to account for GILTI tax in the period in which it is incurred, and therefore has not provided any deferred tax impacts of GILTI in its consolidated financial statements for the year ended December 31, 2017.

On December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Reform Act. We have recognized the provisional tax impacts related to deemed repatriated earnings and the benefit for the revaluation of deferred tax assets and liabilities, and included these amounts in its Consolidated Financial Statements for the year ended December 31, 2017. The final impact may differ from these provisional amounts, possibly materially, due to, among other things, additional analysis, changes in interpretations and assumptions we made, additional regulatory guidance that may be issued, and actions we may take as a result of the Tax Reform Act. In accordance with SAB 118 the financial reporting impact of the Tax Reform Act will be completed in the fourth quarter of 2018.

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

Restructuring - We establish liabilities for restructuring activities at an operation when management has committed to an exit or reorganization plan and when termination benefits are probable and can be reasonably estimated based on circumstances at the time the restructuring plan is approved by management or when termination benefits are communicated. Exit costs include future minimum lease payments on vacated facilities and other contractual terminations. In addition, asset impairments may be recorded as a result of an approved restructuring plan. The accrual of both severance and exit costs requires the use of estimates. Though we believe that these estimates accurately reflect the anticipated costs, actual results may be different than the estimated amounts.

Disposed and Discontinued Operations - From time to time we sell or discontinue or dispose of certain operations for various reasons. Estimates are used to adjust, if necessary, the assets and liabilities of discontinued operations, including goodwill, to their estimated fair market value. These estimates include assumptions relating to the proceeds anticipated as a result of the sale. Fair value is established using internal valuation calculations along with market analysis of similar-type entities. The adjustments to fair market value of these operations provide the basis for the gain or loss when sold. Changes in business conditions or the inability to sell an operation could potentially require future adjustments to these estimates. No impairment charges were recorded in 2017, 2016 or 2015.

Stock-Based Compensation - We are required to recognize in our Consolidated Statements of Earnings the expense associated with all share-based payment awards made to employees and directors, including stock appreciation rights ("SARs"), restricted stock units and performance share awards. We use the Black-Scholes valuation model to estimate the fair value of SARs granted to employees. The model requires that we estimate the expected life of the SAR, expected forfeitures and the volatility of our stock using historical data. For additional information related to the assumptions used, see Note 13 — Equity and Cash Incentive Program to the Consolidated Financial Statements in Item 8 of this Form 10-K.

Recent Accounting Standards

See Note 1 — Description of Business and Summary of Significant Accounting Policies to the Consolidated Financial Statements in Item 8 of this Form 10-K for a discussion of recent accounting pronouncements and recently adopted accounting standards.

Non-GAAP Disclosures

In an effort to provide investors with additional information regarding our results as determined by GAAP, we also disclose non-GAAP information which we believe provides useful information to investors. Segment EBITDA, segment EBITDA margin, adjusted free cash flow, net debt, net capitalization, the net debt to net capitalization ratio, adjusted working capital and organic revenue growth are not financial measures under GAAP and should not be considered as a substitute for earnings, cash flows from operating activities, debt or equity, working capital or revenue as determined in accordance with GAAP, and they may not be comparable to similarly titled measures reported by other companies. We believe that segment EBITDA and segment EBITDA margin are useful to investors and other users of our financial information in evaluating ongoing operating profitability as they exclude the depreciation and amortization expense related primarily to capital expenditures and acquisitions that occurred in prior years, as well as in evaluating operating performance in relation to our competitors. Segment EBITDA is calculated by adding back depreciation and amortization expense to segment earnings, which is the most directly comparable GAAP measure. We do not present segment net income because corporate expenses are not allocated at a segment level. Segment EBITDA margin is calculated as segment EBITDA divided by segment revenue.

We believe the net debt to net capitalization ratio and adjusted free cash flow are important measures of liquidity. Net debt to net capitalization ratio is helpful in evaluating our capital structure and the amount of leverage we employ. Adjusted free cash flow provides both management and investors a measurement of cash generated from operations that is available to fund acquisitions, pay dividends, repay debt and repurchase our common stock. Reconciliations of adjusted free cash flow, net debt and net capitalization can be found above in this Item 7, MD&A. We believe that reporting adjusted working capital, which is calculated as accounts receivable, plus inventory, less accounts payable, provides a meaningful measure of our operational results by showing the changes caused solely by revenue. We believe that reporting organic revenue and organic revenue growth, which exclude the impact of foreign currency exchange rates and the impact of acquisitions and divestitures, provides a useful comparison of our revenue performance and trends between periods.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this section is incorporated by reference to the section, "Financial Instruments and Risk Management", included within the MD&A in Item 7.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND
FINANCIAL STATEMENT SCHEDULE

Page

51	Management's Report on Internal Control Over Financial Reporting
52	Report of Independent Registered Public Accounting Firm
54	Consolidated Statements of Earnings
55	Consolidated Statements of Comprehensive Earnings
56	Consolidated Balance Sheets
57	Consolidated Statements of Stockholders' Equity
58	Consolidated Statements of Cash Flows
59	Notes to Consolidated Financial Statements
95	Financial Statement Schedule - Schedule II, Valuation and Qualifying Accounts

 (All other schedules are not required and have been omitted)

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013).

Based on its assessment under the criteria set forth in Internal Control — Integrated Framework (2013), management concluded that, as of December 31, 2017, the Company’s internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2017 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Dover Corporation:

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Dover Corporation and its subsidiaries as of December 31, 2017 and 2016, and the related consolidated statements of earnings, comprehensive earnings, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2017, including the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

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

Chicago, Illinois
February 9, 2018

We have served as the Company's auditor since 1995.

DOVER CORPORATION
CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands, except per share figures)

	Years Ended December 31,
	2017	2016	2015
Revenue	$7,830,436	$6,794,342	$6,956,311
Cost of goods and services	4,940,059	4,322,373	4,388,167
Gross profit	2,890,377	2,471,969	2,568,144
Selling, general and administrative expenses	1,975,932	1,757,523	1,647,382
Operating earnings	914,445	714,446	920,762
Interest expense	145,208	136,401	131,676
Interest income	(8,502)	(6,759)	(4,419)
Gain on sale of businesses	(203,138)	(96,598)	—
Other expense (income), net	7,034	(7,930)	(7,105)
Earnings before provision for income taxes and discontinued operations	973,843	689,332	800,610
Provision for income taxes	162,178	180,440	204,729
Net earnings from continuing operations	811,665	508,892	595,881
Earnings from discontinued operations, net	—	—	273,948
Net earnings	$811,665	$508,892	$869,829

Earnings per share from continuing operations:
Basic	$5.21	$3.28	$3.78
Diluted	$5.15	$3.25	$3.74

Earnings per share from discontinued operations:
Basic	$—	$—	$1.74
Diluted	$—	$—	$1.72

Net earnings per share:
Basic	$5.21	$3.28	$5.52
Diluted	$5.15	$3.25	$5.46

Weighted average shares outstanding:
Basic	155,685	155,231	157,619
Diluted	157,744	156,636	159,172

Dividends paid per common share	$1.82	$1.72	$1.64

See Notes to Consolidated Financial Statements

DOVER CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(In thousands)

	Years Ended December 31,
	2017	2016	2015
Net earnings	$811,665	$508,892	$869,829
Other comprehensive earnings (loss), net of tax
Foreign currency translation adjustments:
Foreign currency translation gains (losses)	143,064	(106,526)	(117,302)
Reclassification of foreign currency translation losses (gains) to earnings	3,992	823	(3,092)
Total foreign currency translation adjustments	147,056	(105,703)	(120,394)
Pension and other postretirement benefit plans:
Actuarial gains (losses)	12,439	(7,928)	4,492
Prior service credit (cost)	3,136	(776)	4,171
Amortization of actuarial losses included in net periodic pension cost	5,267	5,683	10,280
Amortization of prior service costs included in net periodic pension cost	3,007	4,397	4,993
Settlement and curtailment impact	(2,462)	—	—
Total pension and other postretirement benefit plans	21,387	1,376	23,936
Changes in fair value of cash flow hedges:
Unrealized net (losses) gains	(1,801)	144	(328)
Net (gains) losses reclassified into earnings	(590)	415	(108)
Total cash flow hedges	(2,391)	559	(436)
Other	(1,485)	(985)	1,252
Other comprehensive earnings (loss), net of tax	164,567	(104,753)	(95,642)
Comprehensive earnings	$976,232	$404,139	$774,187

See Notes to Consolidated Financial Statements

DOVER CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	December 31, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$753,964	$349,146
Receivables, net of allowances of $39,232 and $22,015	1,385,567	1,265,201
Inventories	878,635	870,487
Prepaid and other current assets	188,954	104,357
Total current assets	3,207,120	2,589,191
Property, plant and equipment, net	999,772	945,670
Goodwill	4,591,912	4,562,677
Intangible assets, net	1,609,927	1,802,923
Other assets and deferred charges	248,922	215,530
Total assets	$10,657,653	$10,115,991
Liabilities and Stockholders' Equity
Current liabilities:
Notes payable and current maturities of long-term debt	$581,102	$414,550
Accounts payable	979,446	830,318
Accrued compensation and employee benefits	258,394	226,440
Accrued insurance	101,910	96,062
Other accrued expenses	356,099	332,595
Federal and other income taxes	21,242	40,353
Total current liabilities	2,298,193	1,940,318
Long-term debt	2,986,702	3,206,637
Deferred income taxes	438,841	710,173
Other liabilities	550,737	459,117
Stockholders' equity:
Preferred stock - $100 par value; 100,000 shares authorized; none issued	—	—
Common stock - $1 par value; 500,000,000 shares authorized; 256,992,261 and 256,537,535 shares issued at December 31, 2017 and 2016	256,992	256,538
Additional paid-in capital	942,485	946,755
Retained earnings	8,455,501	7,927,795
Accumulated other comprehensive loss	(194,759)	(359,326)
Treasury stock, at cost: 102,168,868 and 101,109,186 shares at December 31, 2017 and 2016	(5,077,039)	(4,972,016)
Total stockholders' equity	4,383,180	3,799,746
Total liabilities and stockholders' equity	$10,657,653	$10,115,991

See Notes to Consolidated Financial Statements

DOVER CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

	Common Stock $1 Par Value	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Earnings (Loss)	Total Stockholders' Equity
Balance at December 31, 2014	$255,893	$900,833	$(4,371,852)	$7,074,782	$(158,931)	$3,700,725
Net earnings	—	—	—	869,829	—	869,829
Dividends paid	—	—	—	(257,969)	—	(257,969)
Common stock issued for the exercise of share-based awards	220	(3,782)	—	—	—	(3,562)
Tax benefit from the exercise of share-based awards	—	661	—	—	—	661
Stock-based compensation expense	—	30,697	—	—	—	30,697
Common stock acquired	—	—	(600,164)	—	—	(600,164)
Other comprehensive loss, net of tax	—	—	—	—	(95,642)	(95,642)
Balance at December 31, 2015	256,113	928,409	(4,972,016)	7,686,642	(254,573)	3,644,575
Net earnings	—	—	—	508,892	—	508,892
Dividends paid	—	—	—	(267,739)	—	(267,739)
Common stock issued for the exercise of share-based awards	425	(16,125)	—	—	—	(15,700)
Tax benefit from the exercise of share-based awards	—	4,964	—	—	—	4,964
Stock-based compensation expense	—	21,015	—	—	—	21,015
Other comprehensive loss, net of tax	—	—	—	—	(104,753)	(104,753)
Other	—	8,492	—	—	—	8,492
Balance at December 31, 2016	256,538	946,755	(4,972,016)	7,927,795	(359,326)	3,799,746
Net earnings	—	—	—	811,665	—	811,665
Dividends paid	—	—	—	(283,959)	—	(283,959)
Common stock issued for the exercise of share-based awards	454	(18,897)	—	—	—	(18,443)
Stock-based compensation expense	—	26,528	—	—	—	26,528
Common stock acquired	—	—	(105,023)	—	—	(105,023)
Other comprehensive earnings, net of tax	—	—	—	—	164,567	164,567
Other	—	(11,901)	—	—	—	(11,901)
Balance at December 31, 2017	$256,992	$942,485	$(5,077,039)	$8,455,501	$(194,759)	$4,383,180

See Notes to Consolidated Financial Statements

DOVER CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2017	2016	2015
Operating Activities of Continuing Operations
Net earnings	$811,665	$508,892	$869,829
Adjustments to reconcile net earnings to cash from operating activities:
Earnings from discontinued operations, net	—	—	(273,948)
Depreciation and amortization	394,240	360,739	327,089
Stock-based compensation	26,528	21,015	30,697
Gain on sale of businesses	(203,138)	(96,598)	—
Provision for losses on accounts receivable (net of recoveries)	11,295	10,641	5,946
Deferred income taxes	(170,859)	(79,414)	(5,916)
Employee benefit plan expense	13,238	26,492	34,253
Contributions to employee benefit plans	(20,464)	(25,691)	(21,942)
Other, net	(52,108)	(34,718)	(2,258)
Cash effect of changes in assets and liabilities (excluding effects of acquisitions, dispositions and foreign exchange):
Accounts receivable	(104,706)	(44,649)	37,916
Inventories	(12,557)	25,858	63,129
Prepaid expenses and other assets	(11,136)	2,589	(7,401)
Accounts payable	124,051	58,695	42,925
Accrued compensation and employee benefits	29,059	(12,596)	(71,090)
Accrued expenses and other liabilities	(34,234)	45,371	(19,765)
Accrued taxes	20,685	95,349	(60,405)
Net cash provided by operating activities of continuing operations	821,559	861,975	949,059
Investing Activities of Continuing Operations
Additions to property, plant and equipment	(196,735)	(165,205)	(154,251)
Acquisitions (net of cash and cash equivalents acquired)	(36,031)	(1,561,737)	(567,843)
Proceeds from sale of property, plant and equipment	15,322	17,749	14,604
Proceeds from sale of businesses	372,666	206,407	689,314
Settlement of net investment hedge	—	—	(17,752)
Other	21,151	(1,057)	1,350
Net cash provided by (used in) investing activities of continuing operations	176,373	(1,503,843)	(34,578)
Financing Activities of Continuing Operations
Proceeds from long-term debt	—	656,399	394,300
Proceeds from exercise of share-based awards, including tax benefits	—	8,431	4,024
Change in commercial paper and notes payable, net	(183,194)	254,834	(327,000)
Repayment of long-term debt	—	(2,017)	(300,048)
Dividends to stockholders	(283,959)	(268,339)	(257,969)
Purchase of common stock	(105,023)	—	(600,164)
Payments for employee tax obligations upon exercise of share-based awards	(18,443)	(15,700)	(5,029)
Other	(4,120)	—	—
Net cash (used in) provided by financing activities of continuing operations	(594,739)	633,608	(1,091,886)
Cash Flows from Discontinued Operations
Net cash used in operating activities of discontinued operations	—	—	(113,946)
Net cash used in investing activities of discontinued operations	—	—	(1,984)
Net cash used in discontinued operations	—	—	(115,930)
Effect of exchange rate changes on cash and cash equivalents	1,625	(4,779)	(26,061)
Net increase (decrease) in cash and cash equivalents	404,818	(13,039)	(319,396)
Cash and cash equivalents at beginning of year	349,146	362,185	681,581
Cash and cash equivalents at end of year	$753,964	$349,146	$362,185
Supplemental information - cash paid during the year for:
Income taxes	$337,987	$170,394	$346,382
Interest	$140,863	$131,184	$128,151
See Notes to Consolidated Financial Statements

DOVER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)

1. Description of Business and Summary of Significant Accounting Policies

Description of Business

Dover Corporation ("Dover" or "Company") is a diversified global manufacturer delivering innovative equipment and components, specialty systems, consumable supplies, software and digital solutions and support services. The Company also provides supporting engineering, testing and other similar services, which are not significant in relation to consolidated revenue. The Company’s businesses are based primarily in the United States of America and Europe with manufacturing and other operations throughout the world. The Company operates through four business segments that are aligned with the key end markets they serve: Engineered Systems, Fluids, Refrigeration & Food Equipment and Energy. For additional information on the Company’s segments, see Note 17 — Segment Information.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation. The results of operations of acquired businesses are included from the dates of acquisitions. As discussed in Note 4 — Disposed and Discontinued Operations, the Company reported certain businesses as discontinued operations for the year ended December 31, 2015.  The results of operations and cash flows of these businesses have been separately reported as discontinued operations in 2015.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and accompanying disclosures. These estimates may be adjusted due to changes in future economic, industry, or customer financial conditions, as well as changes in technology or demand. Estimates are used for, but not limited to, allowances for doubtful accounts receivable, net realizable value of inventories, restructuring reserves, warranty reserves, pension and post-retirement plans, stock-based compensation, useful lives for depreciation and amortization of long-lived assets, future cash flows associated with impairment testing for goodwill, indefinite-lived intangible assets and other long-lived assets, deferred tax assets, uncertain income tax positions and contingencies. Actual results may ultimately differ from estimates, although management does not believe such differences would materially affect the consolidated financial statements in any individual year. Estimates and assumptions are periodically reviewed and the effects of revisions are reflected in the Consolidated Financial Statements in the period that they are determined.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, demand deposits and short-term investments, which are highly liquid in nature and have original maturities at the time of purchase of three months or less. The carrying value of cash and cash equivalents approximate fair value.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded at face amounts less an allowance for doubtful accounts. The allowance is an estimate based on historical collection experience, current economic and market conditions and a review of the current status of each customer's trade accounts receivable. Management evaluates the aging of the accounts receivable balances and the financial condition of its customers to estimate the amount of accounts receivable that may not be collected in the future and records the appropriate provision.

Inventories

Inventories for the majority of the Company’s subsidiaries, including all international subsidiaries, are stated at the lower of net realizable value, determined on the first-in, first-out (FIFO) basis, or cost. Other domestic inventories are stated at cost, determined on the last-in, first-out (LIFO) basis, which is less than market value.

DOVER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)

Property, Plant and Equipment

Property, plant and equipment includes the historical cost of land, buildings, machinery and equipment, purchased software and significant improvements to existing plant and equipment or, in the case of acquisitions, a fair market value appraisal of assets. Expenditures for maintenance, repairs and minor renewals are expensed as incurred. When property or equipment is sold or otherwise disposed of, the related cost and accumulated depreciation is removed from the respective accounts and the gain or loss realized on disposition is reflected in earnings. The Company depreciates its assets on a straight-line basis over their estimated useful lives as follows: buildings and improvements 5 to 31.5 years; machinery and equipment 3 to 7 years; furniture and fixtures 3 to 7 years; vehicles 3 years; and software 3 to 10 years.

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

Goodwill and Other Intangible Assets

Goodwill represents the excess of purchase price over the fair value of net assets acquired. Goodwill and certain other intangible assets deemed to have indefinite lives (primarily trademarks) are not amortized. For goodwill, impairment tests are required at least annually, or more frequently if events or circumstances indicate that it may be impaired, or when some portion but not all of a reporting unit is disposed of or classified as assets held for sale. Based on its current organizational structure, the Company identified ten reporting units for which cash flows are determinable and to which goodwill may be allocated.

The Company performs its goodwill impairment test annually in the fourth quarter at the reporting unit level. A quantitative test is used to determine existence of goodwill impairment and the amount of the impairment loss at the reporting unit level. The quantitative test compares the fair value of a reporting unit with its carrying amount, including goodwill. The Company uses an income-based valuation method, determining the present value of estimated future cash flows, to estimate the fair value of a reporting unit. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not impaired. If the carrying amount of a reporting unit exceeds its fair value, an impairment loss shall be recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit. Factors used in the impairment analysis require significant judgment, and actual results may differ from assumed and estimated amounts. The Company uses its own market assumptions including internal projections of future cash flows, discount rates and other assumptions considered reasonable and inherent in the analysis. These forecasts are based on historical performance and future estimated results. The discount rates used in these analyses vary by reporting unit and are based on a capital asset pricing model and published relevant industry rates. The Company uses discount rates commensurate with the risks and uncertainties inherent to each reporting unit and in the internally developed forecasts. See Note 7 — Goodwill and Other Intangible Assets for further discussion of the Company's annual goodwill impairment test and results.

The Company uses an income-based valuation method to annually test its indefinite-lived intangible assets for impairment. The fair value of the intangible asset is compared to its carrying value. This method uses the Company’s own market assumptions considered reasonable and inherent in the analysis. Any excess of carrying value over the estimated fair value is recognized as an impairment loss. No impairment of indefinite-lived intangible assets was required for the years ended December 31, 2017, 2016, or 2015.

Other intangible assets with determinable lives primarily consist of customer intangibles, unpatented technologies, patents and trademarks. The other intangible assets are amortized over their estimated useful lives, ranging from 5 to 15 years.

Long-lived assets (including definite-lived intangible assets) are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, such as a significant sustained change in

DOVER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)

the business climate. If an indicator of impairment exists for any grouping of assets, an estimate of undiscounted future cash flows is produced and compared to its carrying value. If an asset is determined to be impaired, the loss is measured by the excess of the carrying amount of the asset over its fair value, as determined by an estimate of discounted future cash flows.

Restructuring Accruals

From time to time, the Company takes actions to reduce headcount, close facilities, or otherwise exit operations. Such restructuring activities at an operation are recorded when management has committed to an exit or reorganization plan and when termination benefits are probable and can be reasonably estimated based on circumstances at the time the restructuring plan is approved by management or when termination benefits are communicated. Exit costs include future minimum lease payments on vacated facilities and other contractual terminations. In addition, asset impairments may be recorded as a result of an approved restructuring plan. The accrual of both severance and exit costs requires the use of estimates. Though the Company believes that its estimates accurately reflect the anticipated costs, actual results may be different from the original estimated amounts.

Foreign Currency

Assets and liabilities of non-U.S. subsidiaries, where the functional currency is not the U.S. dollar, have been translated at year-end exchange rates and profit and loss accounts have been translated using weighted-average monthly exchange rates. Foreign currency translation gains and losses are included in the Consolidated Statements of Comprehensive Earnings as a component of Other comprehensive earnings (loss). Assets and liabilities of an entity that are denominated in currencies other than an entity’s functional currency are re-measured into the functional currency using end of period exchange rates or historical rates, where applicable to certain balances. Gains and losses related to these re-measurements are recorded within the Consolidated Statements of Earnings as a component of Other expense (income), net. Gains and losses arising from intercompany foreign currency transactions that are of a long-term investment in nature are reported in the same manner as translation adjustments.

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

Stock-Based Compensation

The principal awards issued under the Company’s stock-based compensation plans include non-qualified stock appreciation rights ("SARs"), restricted stock units and performance share awards. The cost for such awards is measured at the grant date based on the fair value of the award. At the time of grant, the Company estimates forfeitures, based on historical experience, in order to estimate the portion of the award that will ultimately vest. The value of the portion of the award that is expected to ultimately vest is recognized as expense on a straight-line basis, generally over the explicit service period of three years (except for retirement-eligible employees and retirees) and is included in selling, general and administrative expenses in the Consolidated Statements of Earnings. Expense for awards granted to retirement-eligible employees is recorded over the period from the date of grant through the date the employee first becomes eligible to retire and is no longer required to provide service. See Note 13 — Equity and Cash Incentive Program for additional information related to the Company’s stock-based compensation.

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

On December 22, 2017, the U.S. bill commonly referred to as the Tax Cuts and Jobs Act (“Tax Reform Act”) was enacted, which significantly changes U.S. tax law by, among other things, lowering corporate income tax rates, implementing a territorial tax system and imposing a repatriation tax on deemed repatriated earnings of foreign subsidiaries. The Tax Reform Act permanently reduces the U.S. corporate income tax rate from a maximum of 35% to a flat 21% rate, effective January 1, 2018. The Tax Reform Act also provided for a one-time deemed repatriation of post-1986 undistributed foreign subsidiary earnings and profits (“E&P”) through the year ended December 31, 2017. The Global Intangible Low-Taxed Income ("GILTI") provisions of the Tax Reform Act require the Company to include in its U.S. income tax return foreign subsidiary earnings in excess of an allowable return on the foreign subsidiary’s tangible assets. The Company expects that it will be subject to incremental U.S. tax on GILTI income beginning in 2018, due to expense allocations required by the U.S. foreign tax credit rules. The Company has elected to account for GILTI tax in the period in which it is incurred, and therefore has not provided any deferred tax impacts of GILTI in its consolidated financial statements for the year ended December 31, 2017.

On December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Reform Act. The Company has recognized the provisional tax impacts related to deemed repatriated earnings and the benefit for the revaluation of deferred tax assets and liabilities, and included these amounts in its consolidated financial statements for the year ended December 31, 2017. The final impact may differ from these provisional amounts, possibly materially, due to, among other things, additional analysis, changes in interpretations and assumptions the Company has made, additional regulatory guidance that may be issued, and actions the Company may take as a result of the Tax Reform Act. In accordance with SAB 118 the financial reporting impact of the Tax Reform Act will be completed in the fourth quarter of 2018.

Research and Development Costs

Research and development costs, including qualifying engineering costs, are expensed when incurred and amounted to $124,986 in 2017, $104,479 in 2016 and $115,037 in 2015.

Advertising Costs

Advertising costs are expensed when incurred and amounted to $34,589 in 2017, $35,859 in 2016 and $37,527 in 2015.

Risk, Retention, Insurance

The Company currently self-insures its product and commercial general liability claims up to $5.0 million per occurrence, its workers’ compensation claims up to $0.8 million per occurrence and automobile liability claims up to $5.0 million per occurrence. Third-party insurance provides primary level coverage in excess of these amounts up to certain specified limits. In addition, the Company has excess liability insurance from third-party insurers on both an aggregate and an individual occurrence basis well in excess of the limits of the primary coverage. A worldwide program of property insurance covers the Company’s

DOVER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)

owned and leased property and any business interruptions that may occur due to an insured hazard affecting those properties, subject to reasonable deductibles and aggregate limits. The Company’s property and casualty insurance programs contain various deductibles that, based on the Company’s experience, are typical and customary for a company of its size and risk profile. The Company does not consider any of the deductibles to represent a material risk to the Company. The Company generally maintains deductibles for claims and liabilities related primarily to workers’ compensation, health and welfare claims, general commercial, product and automobile liability and property damage and business interruption resulting from certain events. The Company accrues for claim exposures that are probable of occurrence and can be reasonably estimated. As part of the Company’s risk management program, insurance is maintained to transfer risk beyond the level of self-retention and provide protection on both an individual claim and annual aggregate basis.

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

In March 2017, the FASB issued ASU 2017-07, Compensation-Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. This ASU changes the income statement presentation of defined benefit and post-retirement benefit plan expense by requiring separation between operating expense (the service cost component of net periodic benefit expense) and non-operating expense (all other components of net periodic benefit expense, including interest cost, amortization of prior service cost, curtailments and settlements, etc.). The operating expense component is reported with similar compensation costs while the non-operating components are reported outside of operating income. The guidance is effective for interim and annual periods for the Company on January 1, 2018. The Company does not expect the adoption of this ASU to have a material impact on its Consolidated Financial Statements.

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the definition of a business, which clarifies the definition of a business and assists entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. Under this guidance, when substantially all of the fair value of gross assets acquired is concentrated in a single asset (or group of similar assets), the assets acquired would not represent a business. In addition, in order to be considered a business, an acquisition would have to include at a minimum an input and a substantive process that together significantly contribute to the ability to create an output. The amended guidance also narrows the definition of outputs by more closely aligning it with how outputs are described in FASB guidance for revenue recognition. This guidance is effective for interim and annual periods for the Company on January 1, 2018. The Company does not expect the adoption of this ASU to have a material impact on its Consolidated Financial Statements.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. This ASU addresses the following eight specific cash flow issues: Debt prepayment or debt extinguishment costs; settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing; contingent consideration payments made after a business combination; proceeds from the settlement of insurance claims; proceeds from the settlement of corporate-owned life insurance policies (including bank-owned life insurance policies); distributions received from equity method investees; beneficial interests in securitization transactions; and separately identifiable cash flows and application of the predominance principle. This guidance is effective for the Company on January 1, 2018. The Company does not expect the adoption of this ASU to have a material impact on its Consolidated Financial Statements.

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

During the second half of 2017, the Company developed a project plan to guide the implementation of ASU 2016-02. The Company made progress on this plan including surveying the Company’s businesses, assessing the Company’s portfolio of leases and compiling a central repository of active leases. The Company has also selected a lease accounting software solution to support the new reporting requirements and made progress on its configuration and the initial design of the future lease process. While the Company has not yet completed its evaluation of the impact the new lease accounting guidance will have on its Consolidated Financial Statements, the Company expects to recognize right of use assets and liabilities for its operating leases in the Consolidated Balance Sheet upon adoption.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). The guidance introduces a new five-step revenue recognition model in which an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled, in exchange for those goods or services. This ASU also requires disclosures sufficient to enable users to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers, including qualitative and quantitative disclosures about contracts with customers, significant judgments and changes in judgments and assets recognized from the costs to obtain or fulfill a contract. This guidance is effective for the Company on January 1, 2018.

The Company commenced its assessment of ASU 2014-09 during the second half of 2015 and developed a project plan to guide the implementation. The Company has completed the project including analyzing the ASU’s impact on the Company's contract portfolio, surveying the Company's businesses and discussing the various revenue streams, completing contract reviews, comparing its historical accounting policies and practices to the requirements of the new guidance, identifying potential differences from applying the requirements of the new guidance to its contracts and updating and providing training on its accounting policy. The Company has completed the process of evaluating controls and new disclosure requirements and identifying and implementing appropriate changes to its business processes and systems to support recognition and disclosure under the new guidance. The Company will adopt this new guidance using the modified retrospective method that will result in a cumulative effect adjustment, as of the date of adoption. The Company’s adoption of this ASU will not have a material impact on its Consolidated Financial Statements.

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

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The ASU changes how companies account for certain aspects of share-based payment awards to employees, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as the classification of related matters in the statement of cash flows. The adoption of the new standard resulted in the recognition of excess tax benefits in the Company's provision for income taxes within the Consolidated Statements of Earnings rather than paid-in capital of $8,365 for the year ended December 31, 2017. Additionally, the Consolidated Statement of Cash Flows now present excess tax benefits as an operating activity, adjusted prospectively. Finally, the Company elected to continue to estimate forfeitures based on historical data and recognizes forfeiture compensation expense over the vesting period of the award. The Company adopted this guidance on January 1, 2017.

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

2. Planned Spin-off of Certain Energy Businesses

On December 7, 2017, Dover announced that its Board of Directors had approved a plan to spin-off its upstream energy businesses within the Dover Energy segment, collectively, the “Wellsite” business, through a U.S. tax-free spin-off to shareholders. The Company expects to complete the separation in May of 2018, subject to the satisfaction or waiver of certain customary conditions. The Company incurred $15,300 of costs associated with the transaction which were reported in Selling, general and administrative expenses in the Consolidated Statement of Earnings. These transaction costs primarily relate to professional fees associated with preparation of regulatory filings and separation activities within finance, legal and information system functions. Upon separation, the historical results of Wellsite will be presented as discontinued operations as it represents a strategic shift in operations with a material impact to the Consolidated Financial Statements.

3. Acquisitions

2017

During the year ended December 31, 2017, the Company acquired three businesses in separate transactions for total consideration of $43,142, net of cash acquired and including contingent consideration. The businesses were acquired to complement and expand upon existing operations within the Engineered Systems and Energy segments. The goodwill identified by these acquisitions reflects the benefits expected to be derived from product line expansion and operational synergies.

On April 5, 2017, the Company purchased 100% of the voting stock of Caldera Graphics S.A.S. ("Caldera") within the Engineered Systems segment for $32,857, net of cash acquired and including contingent consideration. In connection with this acquisition, the Company recorded goodwill of $27,174 and intangible assets of $8,169, primarily related to customer intangibles. The goodwill is non-deductible for U.S. federal income tax purposes. The intangible assets are being amortized over 7 to 15 years.

The Company also completed other acquisitions within the Energy and Engineered Systems segments for total consideration of $10,285, net of cash acquired, during the year. In connection with these acquisitions, the Company recorded goodwill of $8,059 and customer intangible assets of $4,538. The intangible assets are being amortized over 9 years.
The pro forma effects of these acquisitions on the Company’s operations are disclosed in this footnote.

2016

During the year ended December 31, 2016, the Company acquired six businesses in separate transactions for total consideration of $1,561,737. During the measurement period, the Company recorded working capital adjustments which resulted in final net cash consideration of $1,554,448.

On December 9, 2016, the Company acquired Wayne Fueling Systems Ltd., a provider of fuel dispensing, payment systems and monitoring and optimization software, for approximately $792,244, net of cash acquired. In connection with this acquisition, the Company initially recorded goodwill of $482,445 and intangible assets of $300,042, primarily related to customer intangibles and trademarks. The goodwill is non-deductible for U.S. federal income tax purposes. The intangible assets are being amortized over 11 to 15 years.

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

DOVER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)

2015

During 2015, the Company acquired four businesses for total consideration of $567,843, net of cash acquired. These acquisitions were completed primarily to complement and expand upon existing operations within the Fluids, Engineered Systems and Refrigeration & Food Equipment segments.

The pro forma effects of these acquisitions on the Company’s operations are disclosed in this footnote.

Pro Forma Information

The following unaudited pro forma results of operations reflect the 2017 acquisitions as if they had occurred on January 1, 2016 and the 2016 acquisitions as if they had occurred on January 1, 2015. The pro forma information is not necessarily indicative of the results that actually would have occurred, nor does it indicate future operating results. The supplemental pro forma earnings reflect adjustments to earnings from continuing operations as reported in the Consolidated Statements of Earnings to exclude nonrecurring expense related to the fair value adjustments to acquisition-date inventory (after-tax) and acquisition-related costs (after-tax) from the year ended December 31, 2017. These adjustments were not material in 2017. The supplemental pro forma earnings for the 2016 period were similarly adjusted for 2016 acquisitions charges as if incurred at the beginning of 2015. The 2017 and 2016 supplemental pro forma earnings are also adjusted to reflect the comparable impact of additional depreciation and amortization expense, net of tax, resulting from the fair value measurement of tangible and intangible assets relating to 2017 and 2016 acquisitions.

	Years Ended December 31,
	2017	2016
Revenue:
As reported	$7,830,436	$6,794,342
Pro forma	7,841,835	7,494,468
Earnings:
As reported	$811,665	$508,892
Pro forma	812,490	550,176
Basic earnings per share:
As reported	$5.21	$3.28
Pro forma	5.22	3.54
Diluted earnings per share:
As reported	$5.15	$3.25
Pro forma	5.15	3.51

4. Disposed and Discontinued Operations

Disposed Businesses

2017

On November 1, 2017, the Company completed the sale of the consumer and industrial winch business of Warn Industries, Inc. ("Warn"), a wholly owned subsidiary of the Company, for total consideration of $250,283. The Company recognized a pre-tax gain on sale of $116,932. The Company retained the automotive business of Warn within the Industrials platform of the Engineered Systems segment.

On February 14, 2017, the Company completed the sale of Performance Motorsports International ("PMI"), a wholly owned subsidiary of the Company that manufactures pistons and other engine related components serving the motorsports and powersports markets. Total consideration for the transaction was $147,313, including cash proceeds of $118,706. The Company recognized a pre-tax gain on sale of $88,402 and recorded a 25% equity method investment at fair value of $18,607 as well as a subordinated note receivable of $10,000.

DOVER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)

Other immaterial dispositions completed during the year were recorded as a net pre-tax loss of $2,196. Gains and losses recorded from the sale of businesses were reported in the Gain on sale of businesses line in the Consolidated Statements of Earnings.

2016

On February 17, 2016, the Company completed the sale of Texas Hydraulics, a custom manufacturer of fluid power components within the Engineered Systems segment. The Company received gross proceeds of $47,300 and in connection with the sale of Texas Hydraulics, the Company recorded a pre-tax gain of $11,853.

On November 1, 2016, the Company completed the sale of Tipper Tie, a global supplier of processing and clip packaging machines within the Refrigeration & Food Equipment segment. The Company received gross proceeds of $158,887 with the sale and recorded a pre-tax gain of $85,035.

2015

During the fourth quarter of 2015, the Company completed the sale of the walk-in cooler business of Hillphoenix within the
Refrigeration and Food Equipment segment. The gain on sale recorded was immaterial.

Management evaluates Dover's businesses periodically and may from time to time sell or discontinue certain operations for various reasons. The disposals in 2017, 2016 and 2015 did not represent strategic shifts in operations and, therefore, did not qualify for presentation as a discontinued operation, unless otherwise noted.

Discontinued Operations

The results of operations and financial position of Datamax O'Neil and Sargent Aerospace have been reclassified to discontinued operations in 2015.

Summarized results of the Company’s discontinued operations were as follows:

Year Ended December 31,
2015
Revenue	$72,869

Gain on sale, including impairments, net of tax	265,550
Earnings from operations before taxes	8,222
Benefit for income taxes	176
Earnings from operations, net of tax	8,398
Earnings from discontinued operations, net of tax	$273,948

On March 2, 2015, the Company completed the sale of Datamax O'Neil for total proceeds of $185,000, which resulted in a net gain on sale of $87,781. On April 24, 2015, the Company completed the sale of Sargent Aerospace for total proceeds of $500,000, which resulted in a net gain on sale of $177,769. The Company paid approximately $110,500 of taxes relating to the net gain on sale of these businesses which is reflected within cash flows from discontinued operations in the Consolidated Statements of Cash Flows. These businesses were reclassified to discontinued operations in the fourth quarter of 2014 in connection with their impending sale.

The net earnings from operations for 2015 of $8,398 include after-tax earnings of $9,209 for those businesses classified as discontinued operations. Also reflected in this amount is a pension settlement charge of $810, net of tax, attributable to lump sum payments made to Sargent Aerospace participants in Dover's qualified defined benefit pension plan.
5. Inventories

The components of inventories were as follows:

	December 31, 2017	December 31, 2016
Raw materials	$445,417	$428,286
Work in progress	139,175	138,652
Finished goods	418,818	409,314
Subtotal	1,003,410	976,252
Less reserves	(124,775)	(105,765)
Total	$878,635	$870,487

At December 31, 2017 and 2016, approximately 15% and 16%, respectively, of the Company's total inventories were accounted for using the LIFO method.

6. Property, Plant and Equipment, net

The components of property, plant and equipment, net were as follows:

	December 31, 2017	December 31, 2016
Land	$68,476	$68,575
Buildings and improvements	616,282	597,523
Machinery, equipment and other	1,919,113	1,802,832
Property, plant and equipment, gross	2,603,871	2,468,930
Total accumulated depreciation	(1,604,099)	(1,523,260)
Property, plant and equipment, net	$999,772	$945,670

Total depreciation expense was $191,285, $175,495 and $167,516 for the years ended December 31, 2017, 2016 and 2015, respectively.

DOVER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)

7. Goodwill and Other Intangible Assets

Goodwill

The changes in the carrying value of goodwill by reportable operating segments were as follows:

	Engineered Systems	Fluids	Refrigeration & Food Equipment	Energy	Total
Goodwill	$1,484,455	$715,715	$560,600	$1,047,180	$3,807,950
Accumulated impairment loss	(10,591)	(59,970)	—	—	(70,561)
Balance at January 1, 2016	$1,473,864	$655,745	$560,600	$1,047,180	$3,737,389
Acquisitions	126,140	782,173	—	—	908,313
Purchase price adjustments	363	4,860	768	—	5,991
Disposition of business	(9,615)	—	(25,252)	—	(34,867)
Foreign currency translation	(23,536)	(29,270)	63	(1,406)	(54,149)
Balance at December 31, 2016	1,567,216	1,413,508	536,179	1,045,774	4,562,677
Acquisitions	30,180	—	—	5,053	35,233
Purchase price adjustments	6,826	(35,939)	—	—	(29,113)
Disposition of business	(79,113)	—	(296)	—	(79,409)
Foreign currency translation	60,288	36,890	816	4,530	102,524
Balance at December 31, 2017	$1,585,397	$1,414,459	$536,699	$1,055,357	$4,591,912

During 2017 and 2016, the Company recognized additions of $35,233 and $908,313, respectively, to goodwill as a result of acquisitions as discussed in Note 3 — Acquisitions. Due to the inherent difficulty of estimating the initial purchase price allocation of recent acquisitions and the time needed to finalize the balance sheets of acquired companies, the Company will continue to refine its estimates of fair value to more accurately allocate purchase price; any such revisions are not expected to be significant. During 2017 and 2016, the Company recorded adjustments totaling $(29,113) and $5,991, respectively, as a result of the finalization of purchase price allocation to assets acquired and liabilities assumed related to acquisitions completed in 2016 and 2015.

During 2017 and 2016, the Company derecognized $79,409 and $34,867, respectively, of goodwill as a result of the disposition of businesses as discussed in Note 4 — Disposed and Discontinued Operations. The Company allocated goodwill upon disposal based upon the fair value of the disposed business relative to the remaining entities in its reporting unit.

Annual impairment testing

The Company tests goodwill for impairment annually in the fourth quarter of each year and whenever events or circumstances indicate an impairment may have occurred. In the first quarter of 2017, the Company re-aligned its reporting units after acquiring four companies in the retail fueling market in 2016, increasing its reporting units from nine to ten. The Company performed the goodwill impairment test for the three reporting units within the Fluids segment before and after the realignment, concluding that the fair values of the reporting units were in excess of their carrying values.

The Company performed its annual goodwill impairment test during the fourth quarter of 2017 using a discounted cash flow analysis as discussed in Note 1 — Description of Business and Summary of Significant Accounting Policies. The Company performed a quantitative goodwill impairment test for each of its ten reporting units, concluding that the fair values of all of its reporting units were substantially in excess of their carrying values. As previously noted, the fair values of each of the Company’s reporting units was determined using a discounted cash flow analysis which includes management’s current assumptions as to future cash flows and long-term growth rates. The discount rates used in these analyses varied by reporting unit and were based on a capital asset pricing model and published relevant industry rates. The Company used discount rates commensurate with the risks and uncertainties inherent to each reporting unit and in our internally developed forecasts. Discount rates used in the 2017 reporting unit valuations ranged from 8.5% to 10.0%.

While the Company believes the assumptions used in the 2017 impairment analysis are reasonable and representative of expected results, if market conditions worsen or persist for an extended period of time, an impairment of goodwill or assets may occur.

DOVER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)

The Company will continue to monitor the long-term outlook and forecasts, including estimated future cash flows, for these businesses and the impact on the carrying value of goodwill and assets.
Intangible Assets
The Company's definite-lived and indefinite-lived intangible assets by major asset class were as follows and reflect the divestiture of Warn and acquired intangibles in 2017:

	December 31, 2017			December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets:
Customer intangibles	$1,977,776	$836,102	$1,141,674	$1,942,974	$718,135	$1,224,839
Trademarks	253,934	76,344	177,590	246,619	56,455	190,164
Patents	160,237	130,771	29,466	157,491	119,828	37,663
Unpatented technologies	162,613	80,984	81,629	155,752	64,648	91,104
Distributor relationships	85,794	32,092	53,702	113,463	44,914	68,549
Drawings & manuals	35,806	22,876	12,930	37,744	23,114	14,630
Other	34,106	21,570	12,536	31,632	21,184	10,448
Total	2,710,266	1,200,739	1,509,527	2,685,675	1,048,278	1,637,397
Unamortized intangible assets:
Trademarks	100,400	—	100,400	165,526	—	165,526
Total intangible assets, net	$2,810,666	$1,200,739	$1,609,927	$2,851,201	$1,048,278	$1,802,923

The Company recorded $12,707 of acquired intangible assets in 2017. See Note 3 — Acquisitions.

Amortization expense was $202,955, $185,244 and $159,573, including acquisition-related intangible amortization of $201,695, $183,835 and $157,849, for the years ended December 31, 2017, 2016 and 2015, respectively.

Estimated future amortization expense related to intangible assets held at December 31, 2017 is as follows:

Estimated Amortization
2018	$193,566
2019	186,346
2020	175,119
2021	167,253
2022	152,105

8. Other Accrued Expenses and Other Liabilities

The following table details the major components of Other accrued expenses:

	December 31, 2017	December 31, 2016
Warranty	$54,337	$48,648
Unearned/deferred revenue	52,755	42,000
Taxes other than income	38,408	33,298
Accrued rebates and volume discounts	37,711	41,378
Restructuring and exit costs	33,864	11,926
Accrued interest	31,073	30,819
Accrued commissions (non-employee)	13,139	12,528
Other (none of which are individually significant)	94,812	111,998
Total current liabilities	$356,099	$332,595

DOVER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)

The following table details the major components of Other liabilities (non-current):

	December 31, 2017	December 31, 2016
Defined benefit and other post-retirement benefit plans	$198,623	$196,268
Income tax payable - deemed repatriation tax	108,497	—
Unrecognized tax benefits	84,452	84,894
Deferred compensation	78,065	73,694
Legal and environmental	34,105	30,330
Unearned/deferred revenue	9,916	12,526
Warranty	8,135	36,349
Other (none of which are individually significant)	28,944	25,056
Total other liabilities	$550,737	$459,117
Warranty
Estimated warranty program claims are provided for at the time of sale. Amounts provided for are based on historical costs and adjusted for new claims. Additionally, a warranty accrual related to a product recall was $6,613 and $23,150, at December 31, 2017 and 2016, respectively. See Note 14 — Commitments and Contingent Liabilities for further details. The changes in the carrying amount of product warranties were as follows:

	Years Ended December 31,
	2017	2016	2015
Beginning Balance, December 31 of the Prior Year	$84,997	$44,466	$49,388
Provision for warranties	57,472	68,566	51,392
Settlements made	(73,164)	(35,638)	(55,715)
Other adjustments, including acquisitions and currency translation	(6,833)	7,603	(599)
Ending Balance, December 31	$62,472	$84,997	$44,466

9. Restructuring Activities

The Company initiated various restructuring programs and incurred severance and other restructuring costs by segment as follows:

	Years Ended December 31,
	2017	2016	2015
Engineered Systems	$11,847	$3,080	$13,302
Fluids	15,737	16,905	4,879
Refrigeration & Food Equipment	14,070	928	5,848
Energy	7,751	18,497	30,763
Corporate	9,775	756	412
Total	$59,180	$40,166	$55,204
These amounts are classified in the Consolidated Statements of Earnings as follows:
Cost of goods and services	$22,990	$14,744	$21,194
Selling, general and administrative expenses	36,190	25,422	34,010
Total	$59,180	$40,166	$55,204

The restructuring charges of $59,180 incurred in 2017, includes $45,812 related to rightsizing restructuring programs designed primarily to better align the Company's cost structure in preparation for the Wellsite separation. The Company also executed restructuring programs to better align its operations with current market conditions through headcount reductions, targeted facility consolidations, product exits and other measures to further optimize operations. The Company expects the programs currently underway to be substantially completed in the next 12 months. Additional programs may be implemented during 2018 with related restructuring charges.

DOVER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)

The $59,180 of restructuring charges incurred during 2017 included the following programs:

•
The Engineered Systems segment recorded $11,847 of restructuring charges related to programs across the segment focused on headcount reductions and various site and product line moves and exits to lower ongoing operating expenses.

•
The Fluids segment recorded $15,737 of restructuring charges as a result of programs and projects across the segment, principally related to headcount reductions and facility consolidations, principally focused on achieving acquisition integration benefits.

•
The Refrigeration & Food Equipment segment recorded restructuring charges of $14,070, related to headcount reductions, facility consolidations and product line exits, primarily within its Refrigeration business to improve margin performance.

•	The Energy segment incurred restructuring charges of $7,751 related to various programs across the segment focused on facility consolidations, product line exits and workforce reductions.

•	Corporate recorded $9,775 of restructuring charges primarily related to headcount reductions, corporate office consolidation and a shared facility exit in South America.

Restructuring expenses incurred in 2016 and 2015 also included targeted facility consolidations at certain businesses and actions taken to optimize the Company's cost structure.

The following table details the Company’s severance and other restructuring accrual activities:

	Severance	Exit		Total
Balance at January 1, 2015	$15,358	$6,663		$22,021
Restructuring charges	32,148	23,056		55,204
Payments	(38,003)	(12,322)		(50,325)
Other, including foreign currency translation	1,533	(14,442)	(1)	(12,909)
Balance at December 31, 2015	11,036	2,955		13,991
Restructuring charges	30,199	9,967		40,166
Payments	(28,346)	(7,548)		(35,894)
Other, including foreign currency translation	(1,981)	(3,935)	(1)	(5,916)
Balance at December 31, 2016	10,908	1,439		12,347
Restructuring charges	32,378	26,802		59,180
Payments	(17,298)	(6,685)		(23,983)
Other, including foreign currency translation	(1,033)	(12,688)	(1)	(13,721)
Balance at December 31, 2017	$24,955	$8,868		$33,823

(1)	Other activity in exit reserves primarily represents the non-cash write-off of certain long-lived assets and inventory in connection with certain facility closures and product exits.

The restructuring accrual balances at December 31, 2017 primarily reflects restructuring plans initiated during the year, inclusive of rightsizing-related restructuring and ongoing lease commitment obligations for facilities closed in prior periods.

DOVER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)

10. Borrowings and Lines of Credit

Borrowings consist of the following:

	December 31, 2017	December 31, 2016
Short-term:
Current portion of long-term and short-term borrowings	$350,402	$6,950
Commercial paper	230,700	407,600
Notes payable and current maturities of long-term debt	$581,102	$414,550

		Carrying amount (1)
	Principal	December 31, 2017	December 31, 2016
Long-term:
5.45% 10-year notes due March 15, 2018	$350,000	$349,918	$349,502
2.125% 7-year notes due December 1, 2020 (euro-denominated)	€300,000	354,349	311,851
4.30% 10-year notes due March 1, 2021	$450,000	448,831	448,458
3.150% 10-year notes due November 15, 2025	$400,000	394,695	394,042
1.25% 10-year notes due November 9, 2026 (euro-denominated)	€600,000	701,058	616,893
6.65% 30-year debentures due June 1, 2028	$200,000	198,954	198,830
5.375% 30-year debentures due October 15, 2035	$300,000	295,561	295,316
6.60% 30-year notes due March 15, 2038	$250,000	247,713	247,593
5.375% 30-year notes due March 1, 2041	$350,000	343,600	343,323
Other		2,034	1,969
Total long-term debt		3,336,713	3,207,777
Less long-term debt current portion		(350,011)	(1,140)
Net long-term debt		$2,986,702	$3,206,637

(1)	Carrying amount is net of unamortized debt discount and deferred debt issuance costs. Total unamortized debt discounts were
$17.6 million and $18.8 million as of December 31, 2017, and December 31, 2016, respectively. Total deferred debt issuance costs were $14.9 million and $16.5 million as of December 31, 2017, and December 31, 2016, respectively.

The discounts are being amortized to interest expense using the effective interest method over the life of the issuances.

On March 15, 2018, the outstanding 5.45% notes with a principal value of $350.0 million will mature. These notes have been classified as a current maturity of long-term debt as of December 31, 2017.

On November 9, 2016, the Company issued €600 million of 1.25% euro-denominated notes due 2026. The proceeds of $656.4 million from the sale of the notes, net of discounts and issuance costs, were used for payment of a portion of the purchase price of the acquisition of Wayne.

The Company maintains a $1.0 billion five-year unsecured committed revolving credit facility (the "Credit Agreement") with a syndicate of banks which expires on November 10, 2020. At the Company's election, loans under the Credit Agreement will bear interest at a base rate plus an applicable margin. In addition, the Credit Agreement requires the Company to pay a facility fee and imposes various restrictions on the Company such as, among other things, the requirement for the Company to maintain an interest coverage ratio of consolidated EBITDA to consolidated net interest expense of greater than or equal to 3.0 to 1. The Company was in compliance with all covenants in the Credit Agreement and other long-term debt covenants at December 31, 2017 and had a coverage ratio of 11.4 to 1.0. The Company primarily uses this facility as liquidity back-up for its commercial paper program and has not drawn down any loans under the facility and does not anticipate doing so. The Company generally uses commercial paper borrowings for general corporate purposes, funding of acquisitions and the repurchases of its common stock.

DOVER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)

Letters of Credit

As of December 31, 2017, the Company had approximately $135.4 million outstanding in letters of credit and guarantees with financial institutions, which expire at various dates in 2018 through 2039. These letters of credit are primarily maintained as security for insurance, warranty and other performance obligations. In general, the Company would only be liable for the amount of these guarantees in the event of default in the performance of its obligations, the probability of which is believed to be remote.

As of December 31, 2017, the future maturities of long-term debt were as follows:

Future Maturities
2018	$350,011
2019	1,943
2020	354,349
2021	448,831
2022	—
2023 and thereafter	2,181,579
Total	$3,336,713

11. Financial Instruments

Derivatives

The Company is exposed to market risk for changes in foreign currency exchange rates due to the global nature of its operations. In order to manage this risk the Company has hedged portions of its forecasted sales and purchases, which occur within the next twelve months and are denominated in non-functional currencies, with currency forward or collar contracts designated as cash flow hedges. At December 31, 2017 and 2016, the Company had contracts with U.S. dollar equivalent notional amounts of $115,580 and $59,932, respectively, to exchange foreign currencies, principally the Pound Sterling, Chinese Yuan, Swedish Krona, Euro, Canadian Dollar, and Swiss Franc. The Company believes it is probable that all forecasted cash flow transactions will occur.

In addition, the Company had outstanding contracts at December 31, 2017 and 2016 with a total notional amount of $59,952 and $56,189, respectively, that are not designated as hedging instruments. These instruments are used to reduce the Company's exposure to operating receivables and payables that are denominated in non-functional currencies. Gains and losses on these contracts are recorded in Other expense (income), net in the Consolidated Statements of Earnings.

The following table sets forth the fair values of derivative instruments held by the Company as of December 31, 2017 and 2016 and the balance sheet lines in which they are recorded:

	Fair Value Asset (Liability)
	December 31, 2017	December 31, 2016	Balance Sheet Caption
Foreign currency forward	$358	$1,058	Prepaid/Other assets
Foreign currency forward	(2,243)	(705)	Other accrued expenses

For a cash flow hedge, the effective portion of the change in estimated fair value of a hedging instrument is recorded in Other comprehensive earnings (loss), net of tax as a separate component of the Consolidated Statements of Stockholders' Equity and is reclassified into Cost of goods and services in the Consolidated Statements of Earnings during the period in which the hedged transaction is recognized. The amount of gains or losses from hedging activity recorded in earnings is not significant and the amount of unrealized gains and losses from cash flow hedges, which are expected to be reclassified to earnings in the next twelve months, is not significant; therefore, additional tabular disclosures are not presented. There are no amounts excluded from the assessment of hedge effectiveness and the Company's derivative instruments that are subject to credit risk contingent features were not significant.

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

Amounts recognized in Other comprehensive earnings (loss) for the gains (losses) on its net investment hedges were as follows:

	2017	2016	2015
(Loss)/gain on euro-denominated debt	$(125,262)	$53,791	$35,458
Loss on swiss franc cross-currency swap	—	—	(2,185)
Total (loss)/gain on net investment hedges before tax	(125,262)	53,791	33,273
Tax benefit/(expense)	43,842	(18,827)	(11,646)
(Loss)/gain on net investment hedges, net of tax	$(81,420)	$34,964	$21,627

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

Level 3 inputs are unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

The Company's assets and liabilities measured at fair value on a recurring basis as of December 31, 2017 and 2016 were as follows:

	December 31, 2017	December 31, 2016
	Level 2	Level 2
Assets:
Foreign currency cash flow hedges	$358	$1,058
Liabilities:
Foreign currency cash flow hedges	2,243	705

The derivative contracts are measured at fair value using models based on observable market inputs such as foreign currency exchange rates and interest rates; therefore, they are classified within Level 2 of the fair value hierarchy.

DOVER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)

In addition to fair value disclosure requirements related to financial instruments carried at fair value, accounting standards require disclosures regarding the fair value of all of the Company’s financial instruments. The estimated fair value of long-term debt at December 31, 2017 and 2016 was $3,324,776 and $3,534,553, respectively, compared to the carrying value of $2,986,702 and $3,206,637, respectively. The estimated fair value of long-term debt is based on quoted market prices for similar instruments and is, therefore, classified as Level 2 within the fair value hierarchy. The carrying values of cash equivalents, trade receivables, accounts payable and notes payable are reasonable estimates of their fair values as of December 31, 2017 and 2016 due to the short-term nature of these instruments.

12. Income Taxes

Income taxes have been based on the following components of Earnings before provision for income taxes and discontinued operations in the Consolidated Statements of Earnings:

	Years Ended December 31,
	2017	2016	2015
Domestic	$620,908	$420,546	$530,268
Foreign	352,935	268,786	270,342
Total	$973,843	$689,332	$800,610

Income tax expense (benefit) relating to continuing operations for the years ended December 31, 2017, 2016 and 2015 is comprised of the following:

	Years Ended December 31,
	2017	2016	2015
Current:
U.S. federal	$277,979	$139,117	$115,130
State and local	24,444	21,213	11,706
Foreign	47,152	85,273	79,982
Total current	349,575	245,603	206,818
Deferred:
U.S. federal	(187,365)	(14,438)	19,238
State and local	(3,514)	(1,232)	(3,433)
Foreign	3,482	(49,493)	(17,894)
Total deferred	(187,397)	(65,163)	(2,089)
Total expense	$162,178	$180,440	$204,729

Differences between the effective income tax rate and the U.S. federal income statutory tax rate are as follows:

	Years Ended December 31,
	2017	2016	2015
U.S. federal income tax rate	35.0%	35.0%	35.0%
State and local taxes, net of federal income tax benefit	1.3	1.9	1.6
Foreign operations tax effect	(6.5)	(7.1)	(4.3)
Domestic manufacturing deduction	(2.0)	(2.2)	(3.0)
Foreign tax credits	—	(0.1)	(2.4)
Changes in tax law	(5.6)	(1.4)	—
Disposition of businesses	(3.8)	(0.6)	—
Other (1)	(1.7)	0.7	(1.3)
Effective tax rate from continuing operations	16.7%	26.2%	25.6%

(1)	Research and experimentation tax credits and branch income differences have been collapsed into Other for all periods presented.

DOVER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)

The tax effects of temporary differences that give rise to future deferred tax assets and liabilities are as follows:

	December 31, 2017	December 31, 2016
Deferred Tax Assets:
Accrued compensation, principally postretirement and other employee benefits	$69,428	$121,909
Accrued expenses, principally for state income taxes, interest and warranty	21,251	40,256
Net operating loss and other carryforwards	269,892	325,721
Inventories, principally due to reserves for financial reporting purposes and capitalization for tax purposes	11,640	15,730
Accounts receivable, principally due to allowance for doubtful accounts	6,747	8,337
Accrued insurance	1,264	6,483
Long-term liabilities, principally warranty, environmental and exit costs	7,107	5,273
Other assets	(23,396)	(18,872)
Total gross deferred tax assets	363,933	504,837
Valuation allowance	(238,668)	(289,642)
Total deferred tax assets, net of valuation allowances	125,265	215,195
Deferred Tax Liabilities:
Intangible assets, principally due to different tax and financial reporting bases and amortization lives	(488,012)	(814,242)
Property, plant and equipment, principally due to differences in depreciation	(47,549)	(74,713)
Accounts receivable	(4,654)	(10,086)
Total gross deferred tax liabilities	(540,215)	(899,041)
Net deferred tax liability	$(414,950)	$(683,846)

Classified as follows in the Consolidated Balance Sheets:
Other assets and deferred charges	$23,891	$26,327
Deferred income taxes	(438,841)	(710,173)
	$(414,950)	$(683,846)

As of December 31, 2017, the Company had non-U.S loss carryforwards of $963.6 million primarily resulting from restructuring undertaken to effect the Knowles spin-off and non-operating activities. The entire balance of the non-U.S. losses as of December 31, 2017 is available to be carried forward, with $129.2 million of these losses beginning to expire during the years 2018 through 2037. The remaining $834.4 million of such losses can be carried forward indefinitely.

The Company has $82.4 million and $84.2 million of state tax loss carryforwards as of December 31, 2017 and 2016, respectively that are available for use by the Company between 2018 and 2037.

The Company maintains valuation allowances by jurisdiction against the deferred tax assets related to certain of these carryforwards as utilization of these tax benefits is not assured for certain jurisdictions.
On December 22, 2017, the Tax Reform Act was enacted which permanently reduces the U.S. corporate income tax rate from a maximum of 35% to a flat 21% rate, effective January 1, 2018. As a result of the reduction in the U.S. corporate income tax rate, the Company revalued its ending net deferred tax liabilities as of December 31, 2017 and recognized a provisional tax benefit of $172.0 million. The Tax Reform Act also imposed a tax for a one-time deemed repatriation of post-1986 unremitted foreign E&P through the year ended December 31, 2017. The Company recorded provisional tax expense related to the deemed repatriation of $115.0 million payable over eight years. The Company plans to make cash distributions to the U.S from non-U.S. subsidiaries of up to an estimated $450.0 million, and consequently has recorded $11.0 million of anticipated local withholding tax expense associated with these planned distributions. The GILTI provisions of the Tax Reform Act require the Company to include in its U.S. income tax return foreign subsidiary earnings in excess of an allowable return on the foreign subsidiary’s tangible assets. The Company expects that it will be subject to incremental U.S. tax on GILTI income beginning in 2018, due to expense allocations required by the U.S. foreign tax credit rules. The Company has elected to account for GILTI tax in the period in which it is incurred, and therefore has not provided any deferred tax impacts of GILTI in its consolidated financial statements for the year ended December 31, 2017.

DOVER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)

On December 22, 2017, the SEC staff issued SAB 118 to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Reform Act. In accordance with the SAB 118 guidance, the Company has recognized the provisional tax impacts related to deemed repatriated earnings and the benefit for the revaluation of deferred tax assets and liabilities in its consolidated financial statements for the year ended December 31, 2017. The final impact may differ from these provisional amounts, possibly materially, due to, among other things, issuance of additional regulatory guidance, changes in interpretations and assumptions the Company has made, and actions the Company may take as a result of the Tax Reform Act. In accordance with SAB 118 the financial reporting impact of the Tax Reform Act will be completed in the fourth quarter of 2018.

Unrecognized Tax Benefits

The Company files U.S., federal, state, local and foreign tax returns. The Company is routinely audited by the tax authorities in these jurisdictions, and a number of audits are currently underway. It is reasonably possible during the next twelve months that uncertain tax positions may be settled, which could result in a decrease in the gross amount of unrecognized tax benefits. This decrease may result in an income tax benefit. Due to the potential for resolution of federal, state and foreign examinations, and the expiration of various statutes of limitation, the Company's gross unrecognized tax benefits balance may change within the next twelve months by a range of zero to $14.1 million. The Company is no longer subject to examinations of its federal income tax returns for prior years through 2013. All significant state, local and international matters have been concluded for prior years through 2012. The Company believes adequate provision has been made for all income tax uncertainties.

The following table is a reconciliation of the beginning and ending balances of the Company’s unrecognized tax benefits:

Total
Unrecognized tax benefits at January 1, 2015	$77,089
Additions based on tax positions related to the current year	17,131
Additions for tax positions of prior years	2,900
Reductions for tax positions of prior years (1)	(17,135)
Cash settlements	(1,153)
Lapse of statutes	(12,744)
Unrecognized tax benefits at December 31, 2015	66,088
Additions based on tax positions related to the current year	7,929
Additions for tax positions of prior years	9,076
Reductions for tax positions of prior years	(3,067)
Cash settlements	(3,106)
Lapse of statutes	(6,605)
Unrecognized tax benefits at December 31, 2016	70,315
Additions based on tax positions related to the current year	14,466
Additions for tax positions of prior years	4,105
Reductions for tax positions of prior years	(9,653)
Cash settlements	(954)
Lapse of statutes	(10,245)
Unrecognized tax benefits at December 31, 2017 (2)	$68,034

(1)	The settlement of certain income tax examinations of 2011 and 2012 tax years (in the year ended December 31, 2015) resulted in a significant decrease in unrecognized tax benefits.

(2)
If recognized, the net amount of potential tax benefits that would impact the Company’s effective tax rate is $59.2 million. During the years ended December 31, 2017, 2016 and 2015, the Company recorded expense (income) of $(0.5) million, $0.7 million and $(4.3) million, respectively, as a component of provision for income taxes related to the accrued interest and penalties on unrecognized tax benefits. The Company had accrued interest and penalties of $16.5 million at December 31, 2017 and $14.6 million at December 31, 2016, which are not included in the above table.

DOVER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)

13. Equity and Cash Incentive Program

The Company's share-based awards are typically granted annually at its regularly scheduled first quarter Compensation Committee meeting. Beginning in 2013, these awards were made pursuant to the terms of the Company's 2012 Equity and Cash Incentive Plan (the "2012 Plan"), which was approved by shareholders on May 3, 2012. This plan replaced the 2005 Equity and Cash Incentive Plan (the "2005 Plan"), which would have otherwise terminated according to its terms on January 31, 2015 and the 1996 Non-Employee Directors Stock Compensation Plan (the "Directors Plan"), which would have otherwise terminated according to its terms on December 31, 2012. Upon adoption of the 2012 Plan, no additional awards could be granted under the 2005 Plan. Officers and other key employees, as well as non-employee directors, are eligible to participate in the 2012 Plan, which has a ten-year term and will terminate on May 3, 2022. The 2012 Plan provides for stock options and SARs grants, restricted stock awards, restricted stock unit awards, performance share awards, cash performance awards, directors' shares and deferred stock units. Under the 2012 Plan, a total of 17,000,000 shares of common stock are reserved for issuance, subject to adjustments resulting from stock dividends, stock splits, recapitalizations, reorganizations and other similar changes.

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

Stock-based compensation costs are reported within Selling, general and administrative expenses in the Consolidated Statements of Earnings. The following table summarizes the Company’s compensation expense relating to all stock-based incentive plans:

	Years Ended December 31,
	2017	2016	2015
Pre-tax compensation expense	$26,528	$21,015	$30,697
Tax benefit	(9,261)	(7,399)	(10,877)
Total stock-based compensation expense, net of tax	$17,267	$13,616	$19,820

On January 1, 2017, the Company adopted ASU 2016-09, Compensation: Stock Compensation (Topic 718). See Note 1 — Description of Business and Summary of Significant Accounting Policies. The adoption of the new standard resulted in the recognition of excess tax benefits in the Company's provision for income taxes within the Consolidated Statements of Earnings rather than paid-in capital of $8,365 for the year-ended December 31, 2017. The Company recognized net tax benefits of $4,964 and $661 during 2016 and 2015, respectively, for the exercise of SARs, stock options, restricted stock awards, restricted stock unit awards and performance share awards. These benefits have been recorded as an increase to additional paid-in capital and are reflected as financing cash inflows in the Consolidated Statements of Cash Flows.

SARs

In 2017, 2016 and 2015, the Company issued SARs covering 1,028,116, 1,346,354 and 1,144,529 shares, respectively. Since 2006, the Company has only issued SARs and does not anticipate issuing stock options in the future. The fair value of each SAR grant was estimated on the date of grant using a Black-Scholes option-pricing model with the following assumptions:

	2017	2016	2015
Risk-free interest rate	1.80%	1.05%	1.51%
Dividend yield	2.27%	3.09%	2.24%
Expected life (years)	4.6	4.6	5.1
Volatility	21.90%	26.17%	27.19%
Grant price	$79.28	$57.25	$73.28
Fair value at date of grant	$12.63	$9.25	$14.55

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

DOVER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)

A summary of activity relating to SARs granted under the 2012 Plan and the predecessor plans for the year ended December 31, 2017 is as follows:

	SARs
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
Outstanding at January 1, 2017	7,253,827	$59.00
Granted	1,028,116	79.28
Forfeited / expired	(240,859)	69.36
Exercised	(1,467,105)	54.54
Outstanding at December 31, 2017	6,573,979	62.78	5.8

Exercisable at December 31, 2017	3,640,841	$57.65	4.0

The following table summarizes information about outstanding SARs at December 31, 2017:

	SARs Outstanding				SARs Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Life in Years	Aggregate Intrinsic Value	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Life in Years	Aggregate Intrinsic Value
$25.96 - $37.79	927,723	$33.98	1.8	$62,170	929,840	$33.98	1.8	$62,170
$40.54 - $58.69	2,301,826	$57.67	5.8	99,723	1,188,436	$58.06	3.7	50,903
$63.33 - $82.51	3,344,430	$74.30	7.0	89,274	1,522,565	$71.77	5.6	44,446
	6,573,979			$251,167	3,640,841			$157,519

Unrecognized compensation expense related to SARs not yet exercisable was $8,428 at December 31, 2017. This cost is expected to be recognized over a weighted average period of 1.6 years.

Other information regarding the exercise of SARs and stock options is listed below:

	2017	2016	2015
SARs
Fair value of SARs that became exercisable	$16,006	$24,843	$25,380
Aggregate intrinsic value of SARs exercised	$44,646	$34,916	$14,560

Stock Options
Cash received by Dover for exercise of stock options	$—	$—	$1,468
Aggregate intrinsic value of options exercised	$—	$—	$1,649

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

DOVER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)

In 2017, 2016 and 2015, the Company issued performance shares covering 57,958, 79,561 and 61,611 shares, respectively. The performance share awards granted in these years are considered performance condition awards as attainment is based on Dover's performance relative to established internal metrics. The fair value of these awards was determined using Dover's closing stock price on the date of grant. The expected attainment of the internal metrics for these awards is analyzed each reporting period, and the related expense is adjusted up or down based on expected attainment, if that attainment differs from previous estimates. The cumulative effect on current and prior periods of a change in attainment is recognized in Selling, general and administrative expenses in the Consolidated Statements of Earnings in the period of change.

The fair value and average attainment used in determining compensation cost of the performance shares issued in 2017, 2016 and 2015 are as follows for the year ended December 31, 2017:

	Performance shares
	2017	2016	2015
Fair value per share at date of grant	$79.28	$57.25	$73.28
Average attainment rate reflected in expense	147.81%	20.99%	3.33%

A summary of activity for performance share awards for the year ended December 31, 2017 is as follows:

	Number of Shares	Weighted Average Grant-Date Fair Value
Unvested at January 1, 2017	122,166	$65.29
Granted	57,958	79.28
Forfeited	(6,123)	69.41
Vested	(49,534)	73.28
Unvested at December 31, 2017	124,467	$65.80

Unrecognized compensation expense related to unvested performance shares as of December 31, 2017 was $3,270, which will be recognized over a weighted average period of 1.9 years.

Restricted Stock Units

The Company also has restricted stock authorized for grant (as part of the 2005 and 2012 Plans). Under these Plans, common stock of the Company may be granted at no cost to certain officers and key employees. In general, restrictions limit the sale or transfer of these shares during a three-year period, and restrictions lapse proportionately over the three-year period. The Company granted 174,203, 249,263 and 145,545 of restricted stock units in 2017, 2016 and 2015, respectively. The fair value of these awards was determined using Dover's closing stock price on the date of grant.

A summary of activity for restricted stock units for the year ended December 31, 2017 is as follows:

	Number of Shares	Weighted Average Grant-Date Fair Value
Unvested at January 1, 2017	336,546	$64.74
Granted	174,203	79.28
Forfeited	(27,590)	71.16
Vested	(149,273)	69.01
Unvested at December 31, 2017	333,886	$70.06

Unrecognized compensation expense relating to unvested restricted stock units as of December 31, 2017 was $12,416, which will be recognized over a weighted average period of 1.6 years.

DOVER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)

Directors' Shares

The Company issued the following shares to its non-employee directors under the 2012 Plan as partial compensation for serving as directors of the Company:

	Years ended December 31,
	2017	2016	2015
Aggregate shares granted	16,231	21,023	21,205
Shares deferred	(11,337)	(11,882)	(11,196)
Net shares issued	4,894	9,141	10,009

14. Commitments and Contingent Liabilities

Lease Commitments

The Company leases certain facilities and equipment under operating leases, many of which contain renewal options. Total rental expense, net of insignificant sublease rental income, for all operating leases was $93,015, $90,138 and $84,801 for the years ended December 31, 2017, 2016 and 2015, respectively. Contingent rentals under the operating leases were not significant.

The aggregate future minimum lease payments for operating and capital leases as of December 31, 2017 are as follows:

	Operating	Capital
2018	$72,220	$3,454
2019	53,878	2,951
2020	38,691	1,448
2021	26,947	1,212
2022	21,793	1,150
Thereafter	57,185	5,062
Total	$270,714	$15,277

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

Product Recall

During the fourth quarter of 2016, the Company determined that there was a quality issue with a product component part in the Fluids segment and voluntarily reported this issue to the U.S. Consumer Product Safety Commission (“CPSC”). During the first quarter of 2017, the Company announced a voluntary recall of the product in collaboration with the CPSC. At December 31, 2016, the Company recorded a warranty accrual of $23,150 in Other liabilities in the Consolidated Balance Sheet to cover the estimated costs of the recall. At December 31, 2017, the warranty accrual was $6,613 and was included in Other accrued expenses. The reduction in the warranty accrual was due to settlements made of $9,337 and a reduction of $7,200 to reflect the remaining estimated costs of the recall. The $7,200 adjustment was recorded in Costs of goods and services in the Consolidated Statement of Earnings for the year ended December 31, 2017.

Litigation

A few of the Company’s subsidiaries are involved in legal proceedings relating to the cleanup of waste disposal sites identified under federal and state statutes which provide for the allocation of such costs among “potentially responsible parties.” In each instance, the extent of the Company’s liability appears to be relatively insignificant in relation to the total projected expenditures and the number of other “potentially responsible parties” involved and is anticipated to be immaterial to the Company. In addition,

DOVER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)

a few of the Company’s subsidiaries are involved in ongoing remedial activities at certain current and former plant sites, in cooperation with regulatory agencies, and appropriate reserves have been established. At December 31, 2017 and 2016, the Company has reserves totaling $35,353 and $29,959, respectively, for environmental and other matters, including private party claims for exposure to hazardous substances, that are probable and estimable.

The Company and some of its subsidiaries are also parties to a number of other legal proceedings incidental to their businesses. These proceedings primarily involve claims by private parties alleging injury arising out of use of the Company’s products, exposure to hazardous substances, patent infringement, employment matters and commercial disputes. Management and legal counsel, at least quarterly, review the probable outcome of such proceedings, the costs and expenses reasonably expected to be incurred and currently accrued to-date. The Company has reserves for other legal matters that are probable and estimable, and at December 31, 2017 and 2016, these reserves were not significant. While it is not possible at this time to predict the outcome of these legal actions, in the opinion of management, based on the aforementioned reviews, the Company is not currently involved in any legal proceedings which, individually or in the aggregate, could have a material effect on its financial position, results of operations, or cash flows.

15. Employee Benefit Plans

The Company offers defined contribution retirement plans which cover the majority of its U.S. employees, as well as employees in certain other countries. The Company’s expense relating to defined contribution plans was $41,919, $34,665 and $32,281 for the years ended December 31, 2017, 2016 and 2015, respectively.

The Company sponsors qualified defined benefit pension plans covering certain employees of the Company and its subsidiaries. The plans’ benefits are generally based on years of service and employee compensation. The Company also provides to certain management employees, through non-qualified plans, supplemental retirement benefits in excess of qualified plan limits imposed by federal tax law.

In July 2013, the Company announced that, after December 31, 2013, the U.S. qualified and non-qualified defined benefit plans would be closed to new employees. All pension-eligible employees as of December 31, 2013 will continue to earn a pension benefit through December 31, 2023 as long as they remain employed by an operating company participating in the impacted plans. The Company also announced that effective January 1, 2024, the plans would be frozen to any future benefit accruals.

The Company also maintains other post-retirement benefit plans which cover approximately 431 participants, approximately 411 of whom are eligible for medical benefits. These plans are closed to new entrants. The supplemental and other post-retirement benefit plans are supported by the general assets of the Company.

DOVER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)

Obligations and Funded Status

The following tables summarize the Consolidated Balance Sheets impact, including the benefit obligations, assets and funded status associated with the Company's significant defined benefit and other post-retirement benefit plans at December 31, 2017 and 2016.

	Qualified Defined Benefits				Non-Qualified Supplemental Benefits		Other Post-Retirement Benefits
	U.S. Plan		Non-U.S. Plans
	2017	2016	2017	2016	2017	2016	2017	2016
Change in benefit obligation:
Benefit obligation at beginning of year	$535,299	$527,667	$243,483	$245,986	$110,446	$125,311	$12,263	$10,885
Service cost	12,083	13,913	5,688	5,590	2,473	2,959	68	52
Interest cost	21,718	23,046	5,263	5,593	4,076	5,268	783	403
Plan participants' contributions	—	—	1,237	1,223	—	—	—	102
Benefits paid	(38,490)	(32,341)	(8,528)	(7,870)	(11,576)	(16,643)	(917)	(767)
Actuarial loss (gain)	35,446	2,980	8,812	22,909	593	(6,449)	946	(2,343)
Business acquisitions (dispositions)	—	—	1,810	(4,420)	—	—	—	4,367
Amendments	364	—	—	—	—	—	(4,646)	—
Settlements and curtailments	(32)	—	—	(3,262)	—	—	—	—
Currency translation and other	1	34	20,423	(22,266)	—	—	98	(436)
Benefit obligation at end of year	566,389	535,299	278,188	243,483	106,012	110,446	8,595	12,263
Change in plan assets:
Fair value of plan assets at beginning of year	562,564	552,817	148,514	159,436	—	—	—	—
Actual return on plan assets	93,766	42,088	15,849	10,317	—	—	—	—
Company contributions	—	—	7,971	8,383	11,576	16,643	917	665
Plan participants' contributions	—	—	1,237	1,223	—	—	—	102
Benefits paid	(38,490)	(32,341)	(8,528)	(7,870)	(11,576)	(16,643)	(917)	(767)
Business dispositions	—	—	—	(3,967)	—	—	—	—
Settlements and curtailments	—	—	—	(3,262)	—	—	—	—
Currency translation	—	—	10,491	(15,746)	—	—	—	—
Fair value of plan assets at end of year	617,840	562,564	175,534	148,514	—	—	—	—
Funded (Unfunded) status	$51,451	$27,265	$(102,654)	$(94,969)	$(106,012)	$(110,446)	$(8,595)	$(12,263)
Amounts recognized in the consolidated balance sheets consist of:
Assets and Liabilities:
Other assets and deferred charges	$51,451	$27,265	$1,002	$706	$—	$—	$—	$—
Accrued compensation and employee benefits	—	—	(1,484)	(1,235)	(17,450)	(20,032)	(706)	(849)
Other liabilities (deferred compensation)	—	—	(102,172)	(94,440)	(88,562)	(90,414)	(7,889)	(11,414)
Total assets and liabilities	51,451	27,265	(102,654)	(94,969)	(106,012)	(110,446)	(8,595)	(12,263)
Accumulated Other Comprehensive Loss (Earnings):
Net actuarial losses (gains)	79,288	103,410	69,490	73,023	(13,780)	(15,565)	(748)	(1,921)
Prior service cost (credit)	1,344	1,482	(3,500)	(3,925)	13,777	18,187	84	43
Net asset at transition, other	—	—	(60)	(56)	—	—	—	—
Deferred taxes	(30,777)	(36,712)	(14,982)	(15,719)	83	(920)	322	598
Total accumulated other comprehensive loss (earnings), net of tax	49,855	68,180	50,948	53,323	80	1,702	(342)	(1,280)
Net amount recognized at December 31,	$101,306	$95,445	$(51,706)	$(41,646)	$(105,932)	$(108,744)	$(8,937)	$(13,543)

Accumulated benefit obligations	$547,278	$512,707	$264,766	$231,903	$96,612	$101,286

DOVER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)

The Company’s net unfunded status at December 31, 2017 and 2016 includes net liabilities of $102,654 and $94,969, respectively, relating to the Company’s significant international plans, some in locations where it is not economically advantageous to pre-fund the plans due to local regulations. The majority of the international obligations relate to defined pension plans operated by the Company’s businesses in Germany, the United Kingdom and Switzerland.

The accumulated benefit obligation for all defined benefit pension plans was $908,656 and $845,896 at December 31, 2017 and 2016, respectively. Pension plans with accumulated benefit obligations in excess of plan assets consist of the following at December 31, 2017 and 2016:

	2017	2016
Projected benefit obligation (PBO)	$372,559	$346,710
Accumulated benefit obligation (ABO)	349,735	325,969
Fair value of plan assets	162,890	140,589

Net Periodic Benefit Cost

Components of the net periodic benefit cost were as follows:

Defined Benefit Plans

	Qualified Defined Benefits						Non-Qualified Supplemental Benefits
	U.S. Plan			Non-U.S. Plans
	2017	2016	2015	2017	2016	2015	2017	2016	2015
Service cost	$12,083	$13,913	$15,661	$5,688	$5,590	$6,613	$2,473	$2,959	$3,739
Interest cost	21,718	23,046	23,163	5,263	5,593	5,885	4,076	5,268	5,063
Expected return on plan assets	(39,812)	(38,793)	(41,571)	(7,417)	(7,830)	(7,990)	—	—	—
Amortization of:
Prior service cost (credit)	427	733	897	(425)	(397)	89	4,411	6,266	6,927
Recognized actuarial loss (gain)	5,582	6,437	12,620	3,506	2,658	2,647	(1,192)	(560)	286
Transition obligation	—	—	—	4	4	4	—	—	—
Settlement and curtailment loss (gain)	76	—	810	678	1,103	(184)	—	—	—
Other	—	35	—	—	—	—	—	—	—
Net periodic benefit expense	$74	$5,371	$11,580	$7,297	$6,721	$7,064	$9,768	$13,933	$16,015

Other Post-Retirement Benefits

	2017	2016	2015
Service cost	$68	$52	$163
Interest cost	783	403	512
Amortization of:
Prior service cost (credit)	7	7	(372)
Recognized actuarial (gain) loss	(161)	5	(30)
Settlement and curtailment gain	(4,598)	—	—
Other	—	—	(679)
Net periodic (benefit) expense	$(3,901)	$467	$(406)

The one-time benefit of $679 in 2015 relates to the shutdown of certain plant locations, as well as changes to future benefits for certain retirees. The curtailment gain in 2017 relates primarily to the impact of an amendment to the post-retirement plan in Brazil.

DOVER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)

Amounts expected to be amortized from Accumulated other comprehensive earnings (loss) into net periodic benefit cost during 2018 are as follows:

	Qualified Defined Benefits		Non-Qualified Supplemental Benefits	Other Post-Retirement Benefits
	U.S. Plan	Non-U.S. Plans
Amortization of:
Prior service cost (credit)	$346	$(441)	$3,852	$13
Recognized actuarial loss (gain)	7,725	3,094	(1,020)	(30)
Transition obligation	—	4	—	—
Total	$8,071	$2,657	$2,832	$(17)

Assumptions

The Company determines actuarial assumptions on an annual basis. The weighted average assumptions used in determining the benefit obligations were as follows:

	Qualified Defined Benefits				Non-Qualified Supplemental Benefits		Other Post-Retirement Benefits
	U.S. Plan		Non-U.S. Plans
	2017	2016	2017	2016	2017	2016	2017		2016
Discount rate	3.65%	4.10%	1.94%	2.06%	3.57%	3.90%	3.50%	(1)	6.49%
Average wage increase	4.00%	4.00%	2.33%	2.34%	4.50%	4.50%	na		na
Ultimate medical trend rate	na	na	na	na	na	na	2.33%		5.00%
(1) In 2017, the medical plan in Brazil was amended which resulted in elimination of the benefit obligation. Thus, the 2017 post-retirement benefit discount rate does not reflect the plan in Brazil which had a higher discount rate than other plans.

The weighted average assumptions used in determining the net periodic benefit cost were as follows:

	Qualified Defined Benefits						Non- Qualified Supplemental Benefits			Other Post-Retirement Benefits
	U.S. Plan			Non-U.S. Plans
	2017	2016	2015	2017	2016	2015	2017	2016	2015	2017	2016	2015
Discount rate	4.10%	4.40%	4.05%	2.06%	2.32%	2.31%	3.97%	4.18%	3.96%	6.49%	4.00%	3.75%
Average wage increase	4.00%	4.00%	4.00%	2.34%	2.25%	2.50%	4.50%	4.50%	4.50%	na	na	na
Expected return on plan assets	7.25%	7.25%	7.75%	4.73%	4.95%	4.85%	na	na	na	na	na	na

The Company’s discount rate assumption is determined by developing a yield curve based on high quality corporate bonds with maturities matching the plans’ expected benefit payment streams. The plans’ expected cash flows are then discounted by the resulting year-by-year spot rates.

For other post-retirement benefit measurement purposes, a 3.50% annual rate of increase in the per capita cost of covered benefits (i.e., health care cost trend rates) was assumed for 2018. The rate was assumed to decrease gradually to 2.30% by the year 2027 and remain at that level thereafter. The health care cost trend rate assumption can have an effect on the amounts reported. For example, increasing (decreasing) the assumed health care cost trend rates by one percentage point in each year would increase (decrease) the accumulated other post-retirement benefit obligation as of December 31, 2017 by $105 and $(105), respectively, and would have a negligible impact on the net post-retirement benefit cost for 2017.

Plan Assets

The primary financial objective of the plans is to secure participant retirement benefits. Accordingly, the key objective in the plans’ financial management is to promote stability and, to the extent appropriate, growth in the funded status. Related and supporting financial objectives are established in conjunction with a review of current and projected plan financial requirements.

As it relates to the funded defined benefit pension plans, the Company’s funding policy is consistent with the funding requirements of the Employment Retirement Income Security Act ("ERISA") and applicable international laws. The Company is responsible

DOVER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)

for overseeing the management of the investments of the plans’ assets and otherwise ensuring that the plans’ investment programs are in compliance with ERISA, other relevant legislation and related plan documents. Where relevant, the Company has retained professional investment managers to manage the plans’ assets and implement the investment process. The investment managers, in implementing their investment processes, have the authority and responsibility to select appropriate investments in the asset classes specified by the terms of their applicable prospectus or investment manager agreements with the plans.

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

The Company’s actual and target weighted average asset allocation for our U.S. Corporate Pension Plan was as follows:

	2017	2016	Current Target
Equity securities	57%	57%	58%
Fixed income	33%	35%	35%
Real estate and other	10%	8%	7%
Total	100%	100%	100%

While the non-U.S. investment policies are different for each country, the long-term objectives are generally the same as for the U.S. pension assets. The Company's non-U.S. plans were expected to achieve rates of return on invested assets of 4.73% in 2017, 4.95% in 2016 and 4.85% in 2015.

The fair values of both U.S. and non-U.S. pension plan assets by asset category within the fair value hierarchy (as defined in Note 11 — Financial Instruments) were as follows:

	U.S. Qualified Defined Benefits Plan
	December 31, 2017			December 31, 2016
	Level 1	Level 2	Total Fair Value	Level 1	Level 2	Total Fair Value**
Common stocks	$—	$—	$—	$161,426	$—	$161,426
Mutual funds	—	—	—	43,272	—	43,272
Fixed income investments:
Corporate bonds	—	74,509	74,509	—	60,638	60,638
Government securities	2,766	130,774	133,540	5,901	109,888	115,789
Interest-bearing cash and short-term investments	1,222	—	1,222	1,248	—	1,248
Total investments at fair value	3,988	205,283	209,271	211,847	170,526	382,373
Investments measured at net asset value*
Collective funds	—	—	352,481	—	—	124,456
Real estate investments	—	—	48,294	—	—	45,494
Short-term investment funds	—	—	7,794	—	—	10,241
Total investments	$3,988	$205,283	$617,840	$211,847	$170,526	$562,564
* In accordance with Fair Value Measurement Topic 820 (Subtopic 820-10), certain investments that are measured at fair value using the net asset value per share (or its equivalent) as a practical expedient were not classified in the fair value hierarchy. These are included to permit reconciliation of the fair value hierarchy to the aggregate pension plan assets.
** Revisions were made to the fair value leveling hierarchies in the above tables as of December 31, 2016. The non-U.S. changes were from
(i): level 3 to levels 2 and 1 and (ii): level 2 to level 1 and investments measured at net asset value. The U.S. change was from level 1 to investments measured at net asset value. The valuation techniques were unchanged and the amounts revised were not material to the prior annual period.

The Company had no level 3 U.S. Plan assets at December 31, 2017 and 2016.

DOVER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)

	Non-U.S. Plans
	December 31, 2017				December 31, 2016
	Level 1	Level 2	Level 3	Total Fair Value	Level 1	Level 2	Level 3	Total Fair Value**
Common stocks	$28,761	$—	$—	$28,761	$34,139	$—	$—	$34,139
Fixed income investments	—	29,612	—	29,612	—	15,628	—	15,628
Mutual funds	34,075	4,642	—	38,717	31,203	3,972	—	35,175
Cash and cash equivalents	4,633	—	—	4,633	3,465	—	—	3,465
Other	—	3,088	4,592	7,680	—	2,370	4,354	6,724
Total investments at fair value	$67,469	$37,342	$4,592	$109,403	$68,807	$21,970	$4,354	$95,131
Investments measured at net asset value*
Collective funds	—	—	—	61,648	—	—	—	49,357
Other	—	—	—	4,483	—	—	—	4,026
Total	$67,469	$37,342	$4,592	$175,534	$68,807	$21,970	$4,354	$148,514

Common stocks represent investments in domestic and foreign equities, which are publicly traded on active exchanges and are valued based on quoted market prices.

Fixed income investments include U.S. Treasury bonds and notes, which are valued based on quoted market prices, as well as investments in other government and municipal securities and corporate bonds, which are valued based on yields currently available on comparable securities of issuers with similar credit ratings.

Mutual funds are categorized as either Level 1, 2 or Net Asset Value (the "NAV") as a practical expedient depending on the nature of the observable inputs. Collective trusts and real estate investment funds are valued using NAV as a practical expedient as of the last business day of the year. The NAV is based on the underlying value of the assets owned by the fund, minus its liabilities, and then divided by the number of shares outstanding. The value of the underlying assets is based on quoted prices in active markets.

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

The availability of observable data is monitored by plan management to assess appropriate classification of financial instruments within the fair value hierarchy. Depending upon the availability of such inputs, specific securities may transfer between levels. In such instances, the transfer is reported at the end of the reporting period.

DOVER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)

The fair value measurement of plan assets using significant unobservable inputs (Level 3) changed during 2016 and 2017, due to the following:

Level 3**
Balance at January 1, 2016	$—
Business acquisition	4,354
Balance at December 31, 2016	4,354
Actual return on plan assets:
Relating to assets sold during the period	28
Relating to assets still held at December 31, 2017	280
Sales	(456)
Foreign currency translation	386
Balance at December 31, 2017	$4,592

Future Estimates

Benefit Payments

Estimated future benefit payments to retirees, which reflect expected future service, are as follows:

	Qualified Defined Benefits		Non-Qualified Supplemental Benefits	Other Post-Retirement Benefits
	U.S. Plan	Non-U.S. Plans
2018	$38,772	$7,719	$17,760	$719
2019	38,243	7,584	8,055	704
2020	41,251	8,287	6,417	689
2021	41,666	9,372	15,189	663
2022	40,844	9,984	11,038	649
2023 - 2027	189,701	54,987	26,452	2,882

Contributions

In 2018, the Company expects to contribute approximately $3.5 million to its non-U.S. plans and currently does not expect to contribute to its U.S. plans.

16. Other Comprehensive Earnings (Loss)

The amounts recognized in Other comprehensive earnings (loss) were as follows:

Year Ended December 31, 2017	Pre-tax	Tax	Net of tax
Foreign currency translation adjustments	$103,214	$43,842	$147,056
Pension and other postretirement benefit plans	28,784	(7,397)	21,387
Changes in fair value of cash flow hedges	(3,678)	1,287	(2,391)
Other	(1,687)	202	(1,485)
Total other comprehensive earnings (loss)	$126,633	$37,934	$164,567

DOVER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)

Year Ended December 31, 2016	Pre-tax	Tax	Net of tax
Foreign currency translation adjustments	$(86,876)	$(18,827)	$(105,703)
Pension and other post-retirement benefit plans	5,936	(4,560)	1,376
Changes in fair value of cash flow hedges	860	(301)	559
Other	(1,119)	134	(985)
Total other comprehensive loss	$(81,199)	$(23,554)	$(104,753)

Year Ended December 31, 2015	Pre-tax	Tax	Net of tax
Foreign currency translation adjustments	$(108,748)	$(11,646)	$(120,394)
Pension and other postretirement benefit plans	35,727	(11,791)	23,936
Changes in fair value of cash flow hedges	(671)	235	(436)
Other	1,423	(171)	1,252
Total other comprehensive loss	$(72,269)	$(23,373)	$(95,642)

The components of Accumulated other comprehensive earnings (loss) are as follows:

	December 31, 2017	December 31, 2016
Cumulative foreign currency translation adjustments	$(93,925)	$(240,981)
Pension and other postretirement benefit plans	(100,538)	(121,925)
Changes in fair value of cash flow hedges and other	(296)	3,580
	$(194,759)	$(359,326)

Total comprehensive earnings (loss) were as follows:

	Years Ended December 31,
	2017	2016	2015
Net earnings	$811,665	$508,892	$869,829
Other comprehensive earnings (loss)	164,567	(104,753)	(95,642)
Comprehensive earnings	$976,232	$404,139	$774,187

DOVER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)

Amounts reclassified from Accumulated other comprehensive earnings (loss) to earnings (loss) during the year ended December 31, 2017, 2016 and 2015 were as follows:

	Years Ended December 31,
	2017	2016	2015
Pension and other postretirement benefit plans:
Amortization of actuarial losses	$7,735	$8,544	$15,527
Amortization of prior service costs and transition obligation	4,424	6,609	7,541
Settlement and curtailment	(3,844)	—	—
Total before tax	8,315	15,153	23,068
Tax benefit	(2,503)	(5,073)	(7,768)
Net of tax	$5,812	$10,080	$15,300
Cash flow hedges:
Net (gains) losses reclassified into earnings	$(908)	$638	$(166)
Tax expense (benefit)	318	(223)	58
Net of tax	$(590)	$415	$(108)

The Company recognizes net periodic benefit cost, which includes amortization of net actuarial losses, prior service costs and transition obligation, in both Selling, general and administrative expenses and Cost of goods and services in the Consolidated Statements of Earnings, depending on the functional area of the underlying employees included in the plans.

Cash flow hedges consist mainly of foreign currency forward contracts. The Company recognizes the realized gains and losses on its cash flow hedges in the same line item as the hedged transaction, such as Revenue, Cost of goods and services, or Selling, general and administrative expenses in the Consolidated Statements of Earnings.

17. Segment Information

The Company's businesses are aligned around its key end markets to better focus on growth strategies, provide increased opportunities to leverage Dover's scale and capitalize on productivity initiatives. Operating segments are defined as the components of an enterprise for which separate financial information is available and regularly evaluated by the entity's chief operating decision maker, or decision-making group, in making resource allocation decisions and evaluating performance. Based on this guidance, the Company has four operating segments, which are also its reportable segments, as follows:

•
The Engineered Systems segment is comprised of two platforms, Printing & Identification and Industrials, and is focused on the design, manufacture and service of critical equipment, consumables and components serving the fast-moving consumer goods, digital textile printing, vehicle service, environmental solutions and industrials end markets.

•
The Fluids segment, serving the Fueling & Transport, Pumps and Hygienic & Pharma end markets, is focused on the safe handling of critical fluids across the retail fueling, chemical, hygienic, oil and gas and industrial end markets. In the first quarter of 2017, we aligned our financial reporting around these key end markets to provide more detailed information after acquiring four companies in the retail fueling market in 2016.

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

DOVER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)

Segment financial information and a reconciliation of segment results to consolidated results follows:

	Years Ended December 31,
	2017	2016	2015
Revenue:
Engineered Systems	$2,576,288	$2,366,283	$2,342,913
Fluids	2,250,830	1,700,574	1,399,273
Refrigeration & Food Equipment	1,599,105	1,620,339	1,731,430
Energy	1,406,201	1,108,438	1,483,680
Intra-segment eliminations	(1,988)	(1,292)	(985)
Total consolidated revenue	$7,830,436	$6,794,342	$6,956,311
Earnings:
Segment earnings: (1)
Engineered Systems	$590,430	$391,829	$376,961
Fluids	305,108	200,921	262,117
Refrigeration & Food Equipment	193,822	283,628	221,299
Energy	188,427	55,336	173,190
Total segment earnings	1,277,787	931,714	1,033,567
Corporate expense / other (2)	167,238	112,740	105,700
Interest expense	145,208	136,401	131,676
Interest income	(8,502)	(6,759)	(4,419)
Earnings before provision for income taxes	973,843	689,332	800,610
Provision for income taxes	162,178	180,440	204,729
Net earnings	$811,665	$508,892	$595,881
Segment margins:
Engineered Systems	22.9%	16.6%	16.1%
Fluids	13.6%	11.8%	18.7%
Refrigeration & Food Equipment	12.1%	17.5%	12.8%
Energy	13.4%	5.0%	11.7%
Total Segments	16.3%	13.7%	14.9%
Net earnings	10.4%	7.5%	8.6%
Depreciation and amortization:
Engineered Systems	$81,419	$73,947	$59,914
Fluids	120,120	85,224	56,078
Refrigeration & Food Equipment	57,207	65,017	66,074
Energy	130,996	131,420	141,779
Corporate	4,498	5,131	3,244
Consolidated total	$394,240	$360,739	$327,089
Capital expenditures:
Engineered Systems	$35,028	$31,121	$37,109
Fluids	81,080	62,368	45,605
Refrigeration & Food Equipment	32,541	23,651	33,511
Energy	40,061	32,938	33,692
Corporate	8,025	15,127	4,334
Consolidated total	$196,735	$165,205	$154,251

(1)	Segment earnings includes non-operating income and expense directly attributable to the segments. Non-operating income and expense includes Gain on sale of businesses and Other expense (income), net.

(2)
Certain expenses are maintained at the corporate level and not allocated to the segments. These expenses include executive and functional compensation costs, non-service pension costs, non-operating insurance expenses and various administrative expenses relating to the corporate headquarters. For the year ended December 31, 2017, one-time transaction costs associated with the Wellsite spin-off were $15.3 million.

DOVER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)

Selected financial information by market segment (continued):

Total assets at December 31:	2017	2016
Engineered Systems	$2,985,920	$3,002,629
Fluids	3,163,767	3,134,838
Refrigeration & Food Equipment	1,284,117	1,324,037
Energy	2,250,721	2,209,230
Corporate (3)	973,128	445,257
Consolidated total	$10,657,653	$10,115,991

(3)	The significant portion of corporate assets are principally Cash and cash equivalents.

	Revenue			Long-Lived Assets
	Years Ended December 31,			At December 31,
	2017	2016	2015	2017	2016
United States	$4,424,030	$3,910,733	$4,270,061	$658,109	$640,802
Europe	1,504,798	1,261,232	1,059,413	238,942	211,238
Other Americas	735,368	594,838	637,533	40,334	28,288
Asia	774,918	675,995	626,761	57,016	56,614
Other	391,322	351,544	362,543	5,371	8,728
Consolidated total	$7,830,436	$6,794,342	$6,956,311	$999,772	$945,670

Revenue is attributed to regions based on the location of the Company’s customer, which in some instances is an intermediary and not necessarily the end user. Long-lived assets are comprised of net property, plant and equipment. The Company’s businesses are based primarily in the United States, Europe and Asia. The Company’s businesses serve thousands of customers, none of which accounted for more than 10% of consolidated revenue.

18. Earnings per Share

The following table sets forth a reconciliation of the information used in computing basic and diluted earnings per share:

	Years Ended December 31,
	2017	2016	2015
Net earnings from continuing operations	$811,665	$508,892	$595,881
Earnings from discontinued operations, net	—	—	273,948
Net earnings	$811,665	$508,892	$869,829
Basic earnings per common share:
Net earnings from continuing operations	$5.21	$3.28	$3.78
Earnings from discontinued operations, net	$—	$—	$1.74
Net earnings	$5.21	$3.28	$5.52

Weighted average basic shares outstanding	155,685,000	155,231,000	157,619,000
Diluted earnings per common share:
Net earnings from continuing operations	$5.15	$3.25	$3.74
Earnings from discontinued operations, net	$—	$—	$1.72
Net earnings	$5.15	$3.25	$5.46

Weighted average diluted shares outstanding	157,744,000	156,636,000	159,172,000

DOVER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)

The following table is a reconciliation of the share amounts used in computing earnings per share:

	Years Ended December 31,
	2017	2016	2015
Weighted average shares outstanding - Basic	155,685,000	155,231,000	157,619,000
Dilutive effect of assumed exercise of SARs and vesting of performance shares and RSUs	2,059,000	1,405,000	1,553,000
Weighted average shares outstanding - Diluted	157,744,000	156,636,000	159,172,000

Diluted earnings per share amounts are computed using the weighted average number of common shares outstanding and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise of SARs and vesting of performance shares and RSUs, as determined using the treasury stock method. For the years ended December 31, 2017, 2016 and 2015, the weighted average number of anti-dilutive potential common shares excluded from the calculation above totaled 79,756, 6,799 and 25,313, respectively.

19. Stockholders' Equity

The Company has the authority to issue up to 100,000 shares of $100 par preferred stock and up to 500,000,000 shares of $1.00 par common stock. There were no issuances of preferred stock. As of December 31, 2017 and 2016, the Company issued 256,992,261 and 256,537,535 shares of common stock and had 102,168,868 and 101,109,186 treasury shares, held at cost, respectively.

Share Repurchases

In January 2015, the Board of Directors approved a new standing share repurchase authorization, whereby the Company could repurchase up to 15,000,000 shares of its common stock over the following three years. This plan replaced all previously authorized repurchase programs. During the years ended December 31, 2017 and 2015, the Company purchased 1,059,682 and 8,228,542 shares of its common stock under this authorization at a total cost of $105,023 and $600,164, or $99.11 and $72.94 per share, respectively. The Company did not purchase any shares under this program in 2016. As of December 31, 2017, the number of shares available for repurchase under the January 2015 share repurchase authorization was 5,711,776.

20. Quarterly Data (Unaudited)

				Net Earnings
Quarter	Revenue	Gross Profit	Earnings	Per Share - Basic	Per Share - Diluted
2017
First	$1,813,372	$661,175	$172,247	$1.11	$1.09
Second	1,993,351	749,446	164,058	1.05	1.04
Third	2,006,275	744,333	178,912	1.15	1.14
Fourth	2,017,438	735,423	296,448	1.90	1.88
	$7,830,436	$2,890,377	$811,665	$5.21	$5.15

2016
First	$1,622,273	$589,264	$99,356	$0.64	$0.64
Second	1,686,345	631,213	118,290	0.76	0.76
Third	1,707,763	631,788	130,084	0.84	0.83
Fourth	1,777,961	619,704	161,162	1.04	1.03
	$6,794,342	$2,471,969	$508,892	$3.28	$3.25

DOVER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share data and where otherwise indicated)

21. Subsequent Events

Subsequent to December 31, 2017, the Company acquired two companies in stock purchases. On January 2, 2018, the Company acquired Ettlinger Group, a leading manufacturer of filtering solutions for the plastics recycling industry, for €50.0 million (approximately $60.0 million). On January 12, 2018, the Company acquired Rosario Handel B.V., a manufacturer of decorator and base coating machinery used in the production of beverage, food and aerosol cans for €13.5 million (approximately $16.2 million). These acquisitions enhance the Company's ability to serve its respective markets within the Dover Fluids and Refrigeration & Food Equipment segments.

In February 2018, the Company's Board of Directors approved a new standing share repurchase authorization, whereby the Company may repurchase up to 20 million shares of its common stock through December 31, 2020. This share repurchase authorization replaces the previous share repurchase authorization which expired on January 9, 2018.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 31, 2017, 2016 and 2015
(In thousands)

Allowance for Doubtful Accounts	Balance at Beginning of Year	Charged to Cost and Expense (A)	Accounts Written Off	Other	Balance at End of Year

Year Ended December 31, 2017	$22,015	11,295	(5,588)	11,510	$39,232

Year Ended December 31, 2016	$18,050	10,641	(6,039)	(637)	$22,015

Year Ended December 31, 2015	$18,894	5,946	(5,665)	(1,125)	$18,050
(A) Net of recoveries on previously reserved or written-off balances.

Deferred Tax Valuation Allowance	Balance at Beginning of Year	Additions	Reductions	Other	Balance at End of Year

Year Ended December 31, 2017	$289,642	—	(50,974)	—	$238,668

Year Ended December 31, 2016	$171,365	118,277	—	—	$289,642

Year Ended December 31, 2015	$141,252	30,113	—	—	$171,365

LIFO Reserve	Balance at Beginning of Year	Charged to Cost and Expense	Reductions	Other	Balance at End of Year

Year Ended December 31, 2017	$29,625	2,884	(4,382)	—	$28,127

Year Ended December 31, 2016	$35,835	686	(6,896)	—	$29,625

Year Ended December 31, 2015	$50,769	221	(15,155)	—	$35,835

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act were effective as of December 31, 2017 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Controls

During the fourth quarter of 2017, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION

Under the Iran Threat Reduction and Syrian Human Rights Act of 2012, which added Section 13(r) of the Exchange Act, we are required to disclose in our periodic reports if we or any of our affiliates knowingly engaged in certain activities, transactions or dealings relating to Iran or with certain Iran-related entities or individuals designated pursuant to certain Executive Orders. Disclosure is required even where the activities are authorized by and in compliance with applicable law. In connection with the easing of certain sanctions by the U.S. against Iran in January 2016 and in compliance with the economic sanctions regulations administered by U.S. Treasury’s Office of Foreign Assets Control (“OFAC”), a wholly-owned non-U.S. subsidiary in our Fluids segment serving the pumps end market sold non-U.S. origin spare parts related to the oil, gas and/or petrochemical sectors to Iranian counterparties pursuant to new contracts, which resulted in revenue of approximately €101,660 and net profits of approximately €71,536 in 2017 (expected total revenue from these contracts is approximately €12.1 million). The sales were made pursuant to, and in compliance with, the terms and conditions of OFAC’s General License H. Our non-U.S. subsidiary intends to continue doing business in Iran under General License H in compliance with U.S. economic sanctions laws; any such sales may require disclosure in future periodic reports pursuant to Section 13(r) of the Exchange Act.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information with respect to the corporate governance matters and Section 16 compliance required to be included pursuant to this Item 10 will be included in the 2018 Proxy Statement that will be filed with the Securities and Exchange Commission pursuant to Rule 14a-6 under the Exchange Act in accordance with applicable SEC deadlines, and is incorporated in this Item 10 by reference.

As set forth below is a list of the members of our Board of Directors as of February 9, 2018.

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

Richard J. Tobin2
Chief Executive Officer of CNH Industrial N.V.

Stephen M. Todd1
Former Global Vice Chairman of Assurance Professional Practice of Ernst & Young Global Limited

Stephen K. Wagner1,3
Former Senior Advisor, Center for Corporate Governance, Deloitte & Touche LLP

Keith E. Wandell2,3
Retired President and Chief Executive Officer, Harley-Davison, Inc.

Mary A. Winston1
President of WinsCo Enterprises Inc.;
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

The information with respect to Section 16(a) reporting compliance required to be included in this Item 10 will be included in our 2018 Proxy Statement and is incorporated in this Item 10 by reference.

The Company has adopted a code of ethics that applies to its chief executive officer and senior financial officers. A copy of this code of ethics can be found on our website at www.dovercorporation.com. In the event of any amendment to, or waiver from, the code of ethics, we will publicly disclose the amendment or waiver by posting the information on our website.

ITEM 11. EXECUTIVE COMPENSATION

The information with respect to executive compensation and the compensation committee required to be included pursuant to this Item 11 will be included in our 2018 Proxy Statement and is incorporated in this Item 11 by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The information regarding security ownership of certain beneficial owners and management that is required to be included pursuant to this Item 12 will be included in our 2018 Proxy Statement and is incorporated in this Item 12 by reference.

Equity Compensation Plans

The Equity Compensation Plan Table below presents information regarding our equity compensation plans at December 31, 2017:

	(a)	(b)	(c)
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (1)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (2)
Equity compensation plans approved by stockholders	7,032,332	$62.78	9,345,827
Equity compensation plans not approved by stockholders	—	—	—
Total	7,032,332	$62.78	9,345,827

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

As of December 31, 2017, equity securities have been authorized for issuance to employees and/or non-employee directors under the 2012 Plan and its predecessor plan, the 2005 Plan. Although the 2005 Plan has expired and no further awards may be granted under the Plan, there remain outstanding stock-settled appreciation rights and performance share awards under the 2005 Plan, which are reflected in Column (a) of the table.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information with respect to any director independence, related party transaction policies and any reportable transaction, business relationship, or indebtedness between the Company and the beneficial owners of more than 5% of the Common Stock, the directors or nominees for director of the Company, the executive officers of the Company, or the members of the immediate families of such individuals that are required to be included pursuant to this Item 13 is included in the 2018 Proxy Statement and is incorporated in this Item 13 by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information with respect to the Company’s relationship with its independent registered public accounting firm and fees paid thereto required to be included pursuant to this Item 14 is included in the 2018 Proxy Statement and is incorporated in this Item 14 by reference.

The information with respect to audit committee pre-approval policies and procedures required to be included pursuant to this Item 14 is included in the 2018 Proxy Statement and is incorporated in this Item 14 by reference.

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

DOVER CORPORATION

/s/ Robert A. Livingston
Robert A. Livingston
President and Chief Executive Officer
Date:	February 9, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated. Each of the undersigned, being a director or officer of Dover Corporation (the “Company”), hereby constitutes and appoints Robert A. Livingston, Brad M. Cerepak and Ivonne M. Cabrera and each of them (with full power to each of them to act alone), his or her true and lawful attorney-in-fact and agent for him or her and in his or her name, place and stead in any and all capacities, to sign the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017 under the Securities Exchange Act of 1934, as amended, and any and all amendments thereto, and to file the same with all exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission and any other appropriate authority, granting unto such attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing required and necessary to be done in and about the premises in order to effectuate the same as fully to all intents and purposes as he or she might or could do if personally present, hereby ratifying and confirming all that such attorneys-in-fact and agents, or any of them, may lawfully do or cause to be done by virtue hereof.

Signature	Title	Date

/s/ Michael F. Johnston	Chairman, Board of Directors	February 9, 2018
Michael F. Johnston

/s/ Robert A. Livingston	Chief Executive Officer, President and Director (Principal Executive Officer)	February 9, 2018
Robert A. Livingston

/s/ Brad M. Cerepak	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 9, 2018
Brad M. Cerepak

/s/ Carrie Anderson	Vice President, Controller (Principal Accounting Officer)	February 9, 2018
Carrie Anderson

/s/ Peter T. Francis	Director	February 9, 2018
Peter T. Francis

Signature	Title	Date

/s/ Kristiane C. Graham	Director	February 9, 2018
Kristiane C. Graham

/s/ Richard K. Lochridge	Director	February 9, 2018
Richard K. Lochridge

/s/ Eric A. Spiegel	Director	February 9, 2018
Eric A. Spiegel

/s/ Michael B. Stubbs	Director	February 9, 2018
Michael B. Stubbs

/s/ Richard J. Tobin	Director	February 9, 2018
Richard J. Tobin

/s/ Stephen M. Todd	Director	February 9, 2018
Stephen M. Todd

/s/ Stephen K. Wagner	Director	February 9, 2018
Stephen K. Wagner

/s/ Keith E. Wandell	Director	February 9, 2018
Keith E. Wandell

/s/ Mary A. Winston	Director	February 9, 2018
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

(4.13)
Form of Global Note representing the 2.125% Notes due 2020 (€300,000,000 aggregate principal amount) (included as Exhibit A to the Fourth Supplemental Indenture), filed as Exhibit 4.1 to the Company's Current Report on Form 8-K filed December 3, 2013 (SEC File No. 001-04018), is incorporated by reference.

(4.14)
Fifth Supplemental Indenture, dated as of November 3, 2015, between the Company and J.P. Morgan Trust Company National Association, as trustee, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on November 3, 2015 (SEC File No. 001-04018), is incorporated by reference.

(4.15)
Form of Global Note representing the 3.150% Notes due 2025 ($400,000,000 aggregate principal amount) (included as Exhibit A to the Fifth Supplemental Indenture), filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on November 3, 2015 (SEC File No. 001-04018), is incorporated by reference.

(4.16)
Sixth Supplemental Indenture, dated as of November 9, 2016, between the Company and J.P. Morgan Trust Company National Association, as trustee, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on November 9, 2016 (SEC File No. 001-04018), is incorporated by reference.

(4.17)
Form of Global Note representing the 1.250% Notes due 2026 (€600,000,000 aggregate principal amount)  (included as Exhibit A to the Sixth Supplemental Indenture), filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on November 9, 2016 (SEC File No. 001-04018), is incorporated by reference.

The Company agrees to furnish to the Securities and Exchange Commission upon request, a copy of any instrument with respect to long-term debt under which the total amount of securities authorized does not exceed 10 percent of the total consolidated assets of the Company.

(10.1)
Dover Corporation Senior Executive Change-in-Control Severance Plan, filed as Exhibit 10.18 to the Company's Annual Report on Form 10-K for the year ended December 31, 2010 (SEC File No. 001-04018), is incorporated by reference.*

(10.2)
Amendment No. 1 to the Dover Corporation Senior Executive Change-in-Control Severance Plan, filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2012 (SEC File No. 001-04018), is incorporated by reference.*

(10.3)
Dover Corporation Executive Officer Annual Incentive Plan, as amended and restated as of January 1, 2009, filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed May 13, 2009 (SEC File No. 001-04018), is incorporated by reference.*

(10.4)
Dover Corporation Deferred Compensation Plan, as amended and restated as of January 1, 2009, filed as Exhibit 10.6 to the Company's Annual Report on Form 10-K for the year ended December 31, 2008 (SEC File No. 001-04018), is incorporated by reference.*

(10.5)
First Amendment and Second Amendment to the Dover Corporation Deferred Compensation Plan, as amended and restated as of January 1, 2009, filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2013 (SEC File No. 001-04018), is incorporated by reference.*

(10.6)
Third Amendment, adopted on July 31, 2014 and effective as of January 1, 2014, to the Dover Corporation Deferred Compensation Plan, filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2014 (SEC File No. 001-04018), is incorporated by reference.*

(10.7)
Fourth Amendment, effective as of January 1, 2015, to the Dover Corporation Deferred Compensation Plan, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2015 (SEC File No. 001-04018), is incorporated by reference.*

(10.8)
Fifth Amendment, dated as of October 28, 2015, to the Dover Corporation Deferred Compensation Plan, filed as Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2015 (SEC File No. 001-04018), is incorporated by reference.*

(10.9)
Sixth Amendment, dated as of November 28, 2016, to the Dover Corporation Deferred Compensation Plan, filed as Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2016 (SEC File No. 001-04018), is incorporated by reference.*

(10.10)
Dover Corporation 2005 Equity and Cash Incentive Plan, amended and restated as of January 1, 2009, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 13, 2009 (SEC File No. 001-04018), is incorporated by reference.*

(10.11)
Amendment No. 1 to the Dover Corporation 2005 Equity and Cash Incentive Plan (Amended and Restated as of January 1, 2009), filed as Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2014 (SEC File No. 001-04018), is incorporated by reference.*

(10.12)
Amendment No. 1 to the Dover Corporation 2012 Equity and Cash Incentive Plan, filed as Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 (SEC File No. 001-04018), is incorporated by reference.*

(10.13)
Form of award grant letter for SSAR grants made under the Dover Corporation 2005 Equity and Cash Incentive Plan, filed as Exhibit 10.8 to the Company's Annual Report on Form 10-K for the period ended December 31, 2011 (SEC File No. 001-04018), is incorporated by reference.*

(10.14)
Form of award grant letter for cash performance awards made under the Dover Corporation 2005 Equity and Cash Incentive Plan, filed as Exhibit 10.9 to the Company's Annual Report on Form 10-K for the period ended December 31, 2011 (SEC File No. 001-04018), is incorporated by reference.*

(10.15)
Form of award grant letter for performance share awards made under the Dover Corporation 2005 Equity and Cash Incentive Plan, filed as Exhibit 10.10 to the Company's Annual Report on Form 10-K for the period ended December 31, 2011(SEC File No. 001-04018), is incorporated by reference.*

(10.16)
Form of award grant letter for restricted stock awards made under the Dover Corporation 2005 Equity and Cash Incentive Plan, filed as Exhibit 10.15 to the Company's Annual Report on Form 10-K for the period ended December 31, 2010 (SEC File No. 001-04018), is incorporated by reference.*

(10.17)
Dover Corporation Pension Replacement Plan (formerly the Supplemental Executive Retirement Plan), as amended and restated as of January 1, 2010, filed as Exhibit 10.11 to the Company's Annual Report on Form 10-K for the year ended December 31, 2009 (SEC File No. 001-04018), is incorporated by reference.*

(10.18)
First Amendment to the Dover Corporation Pension Replacement Plan, as amended and restated as of January 1, 2010, filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2013 (SEC File No. 001-04018), is incorporated by reference.*

(10.19)
Second Amendment, dated as of November 28, 2016, to the Dover Corporation Pension Replacement Plan, as amended and restated as of January 1, 2010, filed as Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2016 (SEC File No. 001-04018), is incorporated by reference.*

(10.20)
Dover Corporation Executive Severance Plan, filed as Exhibit 10.17 to the Company's Annual Report on Form 10-K for the period ended December 31, 2010 (SEC File No. 001-04018), is incorporated by reference.*

(10.21)
Amendment No. 1 to the Dover Corporation Executive Severance Plan, filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2012 (SEC File No. 001-04018), is incorporated by reference. *

(10.22)
Amendment No. 1 to the Executive Employee Supplemental Retirement Agreement with Robert A. Livingston, Jr., filed as Exhibit 99.1 to the Company's Current Report on Form 8-K filed March 3, 2010 (SEC  File No. 001-04018), is incorporated by reference.*

(10.23)
Dover Corporation 2012 Equity and Cash Incentive Plan, effective as of May 3, 2012, filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2012 (SEC File No. 001-04018), is incorporated by reference.*

(10.24)
Amendment No. 2, adopted and effective as of August 6, 2014, to the Dover Corporation 2012 Equity and Cash Incentive Plan, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2014 (SEC File No. 001-04018), is incorporated by reference.*

(10.25)
Form of award grant letter for SSAR grants made under the Dover Corporation 2012 Equity and Cash Incentive Plan, filed as Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 (SEC File No. 001-04018), is incorporated by reference.*

(10.26)
Form of award grant letter for SSAR grants made under the Dover Corporation 2012 Equity and Cash Incentive Plan, filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2014 (SEC File No. 001-04018), is incorporated by reference.*

(10.27)
Form of award grant letter for SSAR grants made under the Dover Corporation 2012 Equity and Cash Incentive Plan, filed as Exhibit 10.25 to the Company's Annual Report on Form 10-K for the period ended December 31, 2014 (SEC File No. 001-04018), is incorporated by reference.*

(10.28)
Form of award grant letter for SSAR grants made under the Dover Corporation 2012 Equity and Cash Incentive Plan, filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2016 (SEC File No. 001-04018), is incorporated by reference.*

(10.29)
Form of award grant letter for SSAR grants made under the Dover Corporation 2012 Equity and Cash Incentive Plan, filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2017 (SEC File No. 001-04018), is incorporated by reference.*

(10.30)
Form of award grant letter for cash performance awards made under the Dover Corporation 2012 Equity and Cash Incentive Plan, filed as Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 (SEC File No. 001-04018), is incorporated by reference.*

(10.31)
Form of award grant letter for cash performance awards made under the Dover Corporation 2012 Equity and Cash Incentive Plan, filed as Exhibit 10.27 to the Company's Annual Report on Form 10-K for the period ended December 31, 2014 (SEC File No. 001-04018), is incorporated by reference.*

(10.32)
Form of award grant letter for cash performance awards made under the Dover Corporation 2012 Equity and Cash Incentive Plan, filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2016 (SEC File No. 001-04018), is incorporated by reference.*

(10.33)
Form of award grant letter for cash performance awards made under the Dover Corporation 2012 Equity and Cash Incentive Plan, filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2017 (SEC File No. 001-04018), is incorporated by reference.*

(10.34)
Form of award grant letter for performance share awards made under the Dover Corporation 2012 Equity and Cash Incentive Plan, filed as Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 (SEC File No. 001-04018), is incorporated by reference.*

(10.35)
Form of award grant letter for performance share awards made under the Dover Corporation 2012 Equity and Cash Incentive Plan, filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2014 (SEC File No. 001-04018), is incorporated by reference.*

(10.36)
Form of award grant letter for performance share awards made under the Dover Corporation 2012 Equity and Cash Incentive Plan, filed as Exhibit 10.30 to the Company's Annual Report on Form 10-K for the period ended December 31, 2014 (SEC File No. 001-04018), is incorporated by reference.*

(10.37)
Form of award grant letter for performance share awards made under the Dover Corporation 2012 Equity and Cash Incentive Plan, filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2016 (SEC File No. 001-04018), is incorporated by reference.*

(10.38)
Form of award grant letter for performance share awards made under the Dover Corporation 2012 Equity and Cash Incentive Plan, filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2017 (SEC File No. 001-04018), is incorporated by reference.*

(10.39)
Form of Restricted Stock Unit Award Letter under the Dover Corporation 2012 Equity and Cash Incentive Plan, filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2014 (SEC File No. 001-04018), is incorporated by reference.*

(10.40)
Form of Restricted Stock Unit Award Letter under the Dover Corporation 2012 Equity and Cash Incentive Plan, filed as Exhibit 10.32 to the Company's Annual Report on Form 10-K for the period ended December 31, 2014 (SEC File No. 001-04018), is incorporated by reference.*

(10.41)
Form of Restricted Stock Unit Award Letter under the Dover Corporation 2012 Equity and Cash Incentive Plan, filed as Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2016 (SEC File No. 001-04018), is incorporated by reference.*

(10.42)
Form of Restricted Stock Unit Award Letter under the Dover Corporation 2012 Equity and Cash Incentive Plan, filed as Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2017 (SEC File No. 001-04018), is incorporated by reference.*

(10.43)
Five-Year Credit Agreement, dated as of November 10, 2015, among the Company, the Borrowing Subsidiaries party thereto from time to time, the Lenders party thereto, and JPMorgan Chase Bank, N.A, as Administrative Agent, filed as Exhibit 10.34 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2015 (SEC File No. 001-04018), is incorporated by reference.

(10.44)
Employee Matters Agreement, dated February 28, 2014, by and between the Company and Knowles Corporation, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 3, 2014 (SEC File No. 001-04018), is incorporated by reference.

(10.45)
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
(101)
The following materials from Dover Corporation's Annual Report on Form 10-K for the year ended December 31, 2017 formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Earnings, (ii) Consolidated Statements of Comprehensive Earnings (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Stockholders' Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to the Consolidated Financial Statements. (1)

*	Executive compensation plan or arrangement.
(1)	Filed herewith.