Form 10-K/A
period 2017-12-31
DOVER Corp
filed 2018-02-16
CIK 29905

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

Explanatory Note

Dover Corporation (the “Company”) is filing this Amendment No. 1 (“Amendment”) to its Form 10-K for the year ended December 31, 2017, originally filed with the Securities and Exchange Commission (the “SEC”) on February 9, 2018 (the “Form 10-K”), solely to correct the inadvertent omission of a conforming signature in the Report of Independent Registered Public Accounting Firm included in Item 8, Financial Statements and Supplementary Data of the Form 10-K. In accordance with applicable SEC rules, this Amendment includes new certifications required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, as amended, dated as of the filing date of this Amendment. In addition, the consent filed as Exhibit 23 to this Amendment is dated as of the filing date of this Amendment. Other than with respect to the foregoing, no other statement, amount or other disclosure has been changed from those presented in the Form 10-K, nor does this Amendment reflect any events occurring after the date of the original filing.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND
FINANCIAL STATEMENT SCHEDULE

Page

52	Management's Report on Internal Control Over Financial Reporting
53	Report of Independent Registered Public Accounting Firm
55	Consolidated Statements of Earnings
56	Consolidated Statements of Comprehensive Earnings
57	Consolidated Balance Sheets
58	Consolidated Statements of Stockholders' Equity
59	Consolidated Statements of Cash Flows
60	Notes to Consolidated Financial Statements
97	Financial Statement Schedule - Schedule II, Valuation and Qualifying Accounts

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

/s/ PricewaterhouseCoopers LLP
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

ITEM 16. SUMMARY

None.

Signature

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Form 10-K/A report to be signed on its behalf by the undersigned, thereunto duly authorized.

DOVER CORPORATION

/s/ Brad M. Cerepak
Brad M. Cerepak
Senior Vice President & Chief Financial Officer
Date:	February 16, 2018	(Principal Financial Officer)

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